Form 10-Q/A
period 1993-06-30
MERCHANTS BANCSHARES INC
filed 1994-03-10
CIK 726517

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-Q/A
                                AMENDMENT NO. 1

               QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


    FOR THE QUARTER ENDED JUNE 30, 1993. COMMISSION FILE NUMBER 0-11595

                           MERCHANTS BANCSHARES, INC.
                            (A DELAWARE CORPORATION)
                     EMPLOYER IDENTIFICATION NO. 03-0287342

                   123 Church Street,  Burlington, VT  05401

                           Telephone:  (802) 658-3400

 Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15(D) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports), and has been subject to such filing requirement for the past 90 days.

                                   YES X   NO
                                      ---    ---

       4,242,927 Shares Common Stock, $.01 Par Outstanding June 30, 1993.

                    MERCHANTS BANCSHARES, INC. FORM 10-Q
      FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON AUGUST 15, 1993
                         IS HEREBY RESTATED AS FOLLOWS:

PART 1
   ITEM 1  FINANCIAL STATEMENTS

   ITEM 2  Management's Discussion and Analysis of Financial
           Condition and Results of Operations

                                 MERCHANTS BANCSHARES, INC.
                                 CONSOLIDATED BALANCE SHEET
                                      UNAUDITED
                                (Dollar Amounts in Thousan

                                                 June 30   June 30  December 31
                                                   1993      1992      1992
ASSETS                                           --------- --------- ---------
 Cash and Due From Banks                          $35,492   $30,434    $36,744
 Federal Funds Sold                                 1,600         0     10,500
 Investments-Debt Securities held for Sale         96,690    30,460    103,197
            -Debt Securities held for Investment        0    63,393          0
            -Marketable Equity Securities           8,452     3,455      4,333
                                                ------------------------------
   Total Investments                              105,142    97,308    107,530
 Loans                                            595,658   434,531    429,535
   Less: Reserve for Possible Loan Losses         (13,275)   (6,604)    (7,412)
                                                -------------------------------
   Net Loans                                      582,383   427,927    422,123
 Bank Premises and Equipment                       14,068    15,250     14,636
 OREO and Insubstance Foreclosure                  14,575     6,182     12,661
 Other Assets                                      26,779    16,222     18,646
                                                -------------------------------
      Total Assets                                780,039   593,323    622,840
                                                ===============================
LIABILITIES AND STOCKHOLDERS' EQUITY
 Deposits:
   Demand                                          83,337    64,737     82,272
   Savings, NOW and Money Market Accounts         342,965   276,622    289,670
   Time CDs $100,000 and Over                         712     1,472      6,647
   Other Time                                     225,330   146,079    125,464
                                                ------------------------------
      Total Deposits                              652,344   488,910    504,053
 Federal Funds Purchased                                0     1,600          0
 Securities Sold U/A to Repurchase                  8,739     3,912      3,595
 Demand Note Due U/S Treasury                       4,752     4,638      4,870
 Other Liabilities                                  8,392     6,747      9,082
                                                -------------------------------
      Total Liabilities                           674,227   505,807    521,600
 Long-Term Debt                                    58,635    36,344     49,037
Stockholders' Equity
 Common Stock, $.01 Par Value                          42        41         42
    Shares Authorized                 4,700,000
    Outstanding, Current Year         4,242,927
                 Previous Year        4,119,347
                 December 31, 1991    4,242,927
 Treasury Stock (at Cost)                            (179)     (392)      (424)
 Surplus                                           30,647    28,603     30,636
 Undivided Profits                                 16,667    22,920     21,949
 Valuation Reserve - Marketable Equity Securitie        0         0          0
                                                -------------------------------
      Total Stockholders' Equity                   47,177    51,172     52,203
                                                 --------- --------- ----------
     Total Liabilities and Shareholder Equity     780,039   593,323    622,840
                                                ===============================
  Book Value per Share (Note 1)                    $11.15    $12.16     $12.39

Note 1: Book Values per share have been adjusted to reflect the 3% stock dividend issued December 1992.

                     MERCHANTS BANCSHARES, INC.
                  CONSOLIDATED STATEMENT OF OPERATIONS
                            UNAUDITED
          (Dollar Amounts in Thousands, Except for Per Share Data)
                                      RESTATED
                                           Quarter Ended    Six Months Ended
                                             June 30              June 30
                                        1993      1992        1993      1992
Interest Income:
 Interest on Loans                      $9,623   $10,133     $18,624   $20,798
Investment Income:
   Obligations of U.S. Government          980     1,278       1,985     2,166
   Obligations of States and
     Political Subdivisions                  9         0           9         0
Other                                       66        70         174       123
Federal Funds Sold                          28         6          41        59
                                     --------------------  --------------------
                                       $10,706   $11,487     $20,833   $23,146
                                     --------------------  --------------------
Interest Expense:
  Interest on Deposits                  $3,817    $5,257      $7,408   $10,714
  Interest on Capital Notes
    and Other Borrowings                 1,212     1,116       2,400     2,190
                                     --------------------  --------------------
                                        $5,029    $6,373      $9,808   $12,904
                                     --------------------  --------------------
Net Interest Income                     $5,677    $5,114     $11,025   $10,242
 Provision for Possible Loan Losses      9,314     1,400      14,322     2,800
                                     --------------------  --------------------
 Net Interest Income after
  Provision for Possible Loan Losses   ($3,637)   $3,714     ($3,297)   $7,442
Other Income:                        --------------------  --------------------
 Fees on Loans                          $1,039    $1,063      $1,972    $2,018
 Service Charges on Deposits               837       606       1,584     1,200
 Other                                   1,288     1,583       3,763     3,602
                                     --------------------  --------------------
                                        $3,164    $3,252      $7,319    $6,820
Other Expenses:                      --------------------  --------------------
 Salaries and Wages                     $2,232    $1,955      $4,178    $3,920
 Employee Benefits                         671       580       1,290     1,178
 Occupancy Expense, Net                    432       375         880       798
 Equipment Expense                         411       456         815       916
 Low Income Housing Losses                 237       292         470       535
 Other                                   1,901     1,491       4,008     3,053
                                     --------------------  --------------------
                                        $5,884    $5,149     $11,641   $10,400
                                     --------------------  --------------------
Income (Loss) Before Income Taxes      ($6,357)   $1,817     ($7,619)   $3,862
Provision (Benefit) for Income Taxes    (2,416)      366      (3,209)      644
                                     --------------------  --------------------
Net Income (Loss)                      ($3,941)   $1,451     ($4,410)   $3,218
                                     ====================  ====================
Per Common Share Net Income (Loss)         ($1)       $0         ($1)       $1
                                     ====================  ====================
Dividends Paid Per Share                    $0        $0          $0        $0
                                     ====================  ====================
Weighted Average Common Shares
 Outstanding Adjusted for All Stock
 Dividends Paid                      4,229,818 4,218,223   4,202,366 4,213,758

                                   MERCHANTS BANCSHARES, INC.
                           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                              FOR THE YEAR ENDED DECEMBER 31, 1992 AND
                             THE SIX MONTHS ENDED JUNE 30, 1993 AND 1992
                                          UNAUDITED
                                      (Thousands of Dollars)









                                                                          Total
                                Common            Undivided  Treasury   Equity
                                Stock   Surplus    Profits    Stock     Capital
                                ------  --------   --------  -------   --------
Balance - December 31, 1991    $   41  $ 28,650  $  21,531  $  (631) $  49,591
  Net Income                                         3,218               3,218
  Treasury Stock Transactions               (47)      (181)     239         11
  Cash Dividends ($.39 per share)*                  (1,648)             (1,648)
                                 -----   ------    ------    -------   -------
Balance - June 30, 1992        $   41  $ 28,603  $  22,920  $  (392) $  51,172
  Net Income                                         2,459               2,459
  Treasury Stock Transactions                69        207      (32)       244
  Cash Dividends ($.39 per share)*                  (1,672)             (1,672)
  Stock Dividends (123,580
    shares declared)                1     1,964     (1,965)                  0
                                 -----   ------    -------    ------   -------
Balance - December 31, 1992    $   42  $ 30,636  $  21,949  $  (424) $  52,203
  Net Loss                                          (4,410)             (4,410)
  Treasury Stock Transactions                11        (23)     245        233
  Cash Dividends ($.20 per share)                     (849)               (849)
                                 -----   -------   -------    ------   -------
Balance - June 30, 1993        $   42  $ 30,647  $  16,667  $  (179) $  47,177
                                 =====   =======   =======    ======   =======

    *Per share amounts have been adjusted to reflect all stock dividends.

                          MERCHANTS BANCSHARES, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   UNAUDITED
                         (Dollar Amounts in Thousands)

              For the Six Months Ended June 30,          1993       1992
CASH FLOWS FROM OPERATING ACTIVITIES:                   -------    -------
Net Income (Loss)                                    $   (4,410) $   3,218
Adjustments to Reconcile Net Income to Net
 Cash Provided by Operating Activities:
  Provision for Possible Loan Losses                     14,322      2,800
  Provision for Depreciation and Amortization               816        899
  Prepaid income taxes                                   (2,011)      (951)
  Imputed Gain on Sale of Loans                            (265)      (247)
  Net Gains on Sales of Investment Securities            (1,405)    (1,651)
  Net Gains on Sales of Loans and Leases                    (94)       (89)
  Equity in Losses Real Estate Ltd Partnerships             470        535
Decrease in Interest Receivable                              88        614
Increase (Decrease) in Interest Payable                    (235)        46
(Increase) in Other Assets                               (8,976)    (1,376)
(Decrease) in Other Liabilities                            (137)      (151)
Decrease in Net Investment - Leases                         338        493
                                                        -------    -------
  Net Cash Provided by Operating Activities          $   (1,499) $   4,140
                                                        -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from Sales of Investment Securities       $  336,501  $  98,023
  Proceeds from Sales of Loans and Leases                41,850     51,159
  Purchases of Investment Securities                   (334,113)  (106,198)
  Loans Originated, Net of Principal Repayments           2,314    (40,770)
  Loans Purchased - New First National Bank of Vt      (178,446)         0
  Other Assets (net) Purchased - New First Nat'l        (25,122)         0
  Purchases of Premises and Equipment                      (182)      (220)
                                                        -------    -------
    Net Cash Provided by Investing Activities        $ (157,198) $   1,994
                                                        -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net Decrease in Deposits                           $  (54,742) $  (1,706)
  Deposits Assumed - New First Nat'l Bank of Vt         203,033          0
  Net (Increase) Decrease in Short-term Borrowing         4,339     (5,206)
  Principal (Payments) Borrowings on Long-Term Debt       9,598         62
  Acquisition of Treasury Stock                            (132)      (351)
  Cash Dividends Paid                                      (843)    (1,648)
  Sale of Treasury Stock                                    377        590
                                                        -------    -------
    Net Cash Used in Financing Activities            $  161,630  $  (8,259)
                                                        -------    -------
Decrease in Cash and Cash Equivalents                     2,933     (2,125)
Cash and Cash Equivalents at January 1                   32,559     32,559
                                                        -------    -------
Cash and Cash Equivalents at June 30                 $   35,492  $  30,434
                                                        =======    =======
Total Interest Payments                              $   10,790  $  12,949
Total Income Tax Payments                            $    1,190  $   1,595

                            Merchants Bancshares, Inc.
                           Notes to Financial Statements
                                    (Unaudited)


NOTE 1:  INVESTMENT PORTFOLIO
  The investment portfolio is comprised of the following as of June 30:

                   -----1993------            -----1992------
                    Book    Market             Book    Market
 (In Thousands)     Value    Value             Value    Value
                   -------  -------           -------  -------
U.S. Government     96,690   96,690            93,712   94,334
State & Political    1,184    1,184                10       10
Other                7,268    7,570             3,586    3,722
                   -------  -------           -------  -------
                   105,142  105,444            97,308   98,066
                   =======  =======           =======  =======


NOTE 2:  ACQUISITION
  On June 4, 1993, the Merchants Bank purchased certain assets and assumed the deposits and certain other liabilities of the New First National Bank of Vermont ("NFNBV") from the F.D.I.C., as follows:

         Investments          4,118          Deposits           203,033
         Loans              178,446          Other Liabilities      535
         Equipment               28
         Other Assets        12,890
                            --------                            --------
         Total Acquired     195,482          Total Assumed      203,568
                            ========                            ========
  The purchase price for the assets acquired consisted of the assumption of the liabilities plus a bid premium of $2.4 million and capitalizable acquisition costs of $76,000. The F.D.I.C. made a cash payment of $5.6 million to the Bank as part of the settlement. The transaction was accounted for using the purchase method of accounting. Accordingly, assets acquired and liabilities assumed were recorded at the estimated fair market value, and included a reserve for possible loan losses of $2 million, which resulted in a core deposit intangible in the amount of $4.486 million.

  Under the terms of the Purchase and Assumption Agreement, the Bank will receive assistance with respect to certain acquired loans charged-off by the Bank during the three years subsequent to the acquisition. The F.D.I.C. will reimburse the Bank, on a quarterly basis, 80 percent of net charge-offs on acquired loans other than consumer loans up to cumulative losses aggregating $41.1 million, after which the reimbursement rate will be 95% of net charge-offs on the loans.

  Also under the terms of the Agreement, the Bank had the option to purchase and assume the leases of bank premises owned and leased by NFNBV. This option expired on July 19, 1993, when the Bank exercised the option to purchase all but one branch building for approximately $1.4 million and assume all the leases. The purchase price includes the equipment and leasehold improvements of NFNBV.

                          MERCHANTS BANCSHARES, INC.
                  INTEREST MANAGEMENT AND OPERATING EXPENSE ANALYSIS
                       (IN THOUSANDS - TAXABLE EQUIVALENT BASIS)

                             QUARTER ENDED     QUARTER ENDED     QUARTER ENDED
                               06/30/93          12/31/92          06/30/92
  Total Average Assets        $656,835          $617,684          $592,970
- ------------------------  ----------------- ----------------- -----------------
                          AMOUNT    % OF    AMOUNT    % OF    AMOUNT    % OF
                                   ASSETS            ASSETS            ASSETS

  INTEREST MANAGEMENT
 Interest Income (T.E.)   $10,891     6.63% $10,773     6.98% $11,646     7.86%
- ------------------------- ----------------- ----------------- -----------------
    Interest Expense        5,029     3.06%   5,236     3.39%   6,373     4.30%
- ------------------------- ----------------- ----------------- -----------------
Net Int before Prov (T.E.)  $5,862     3.57%  $5,537     3.59%  $5,273     3.56%
- ------------------------- ----------------- ----------------- -----------------
  Prov for Loan Losses      9,314     5.67%   2,250     1.46%   1,400     0.94%
- ------------------------- ----------------- ----------------- -----------------
 Net Int. Income (T.E.)   ($3,452)   -2.10%  $3,287     2.13%  $3,873     2.61%
- ------------------------- ----------------- ----------------- -----------------
 NET OPERATING EXPENSE
 Non-Interest Expense:
       Personnel           $2,903     1.77%  $2,535     1.64%  $2,536     1.71%
- ------------------------- ----------------- ----------------- -----------------
       Occupancy              432     0.26%     335     0.22%     375     0.25%
- ------------------------- ----------------- ----------------- -----------------
       Equipment              411     0.25%     434     0.28%     456     0.31%
- ------------------------- ----------------- ----------------- -----------------
         Other              2,139     1.30%   1,930     1.25%   1,784     1.20%
- ------------------------- ----------------- ----------------- -----------------
         Total             $5,885     3.58%  $5,234     3.39%  $5,151     3.47%
- ------------------------- ----------------- ----------------- -----------------
Less Non-Interest Income:
     Fees on Loans         $1,039     0.63%  $1,291     0.84%  $1,063     0.72%
- ------------------------- ----------------- ----------------- -----------------
 Service Charges on Dep       837     0.51%     711     0.46%     606     0.41%
- ------------------------- ----------------- ----------------- -----------------
         Other              1,288     0.78%     191     0.12%   1,583     1.07%
- ------------------------- ----------------- ----------------- -----------------
         Total             $3,164     1.93%  $2,193     1.42%  $3,252     2.19%
- ------------------------- ----------------- ----------------- -----------------
 Net Operating Expense     $2,721     1.66%  $3,041     1.97%  $1,899     1.28%
- ------------------------- ----------------- ----------------- -----------------
        SUMMARY
  Net Interest Income     ($3,452)   -2.10%  $3,287     2.13%  $3,873     2.61%
- ------------------------- ----------------- ----------------- -----------------
Less Net Operating Exp.    $2,721     1.66%  $3,041     1.97%  $1,899     1.28%
- ------------------------- ----------------- ----------------- -----------------
Profit (Loss) Before Taxes ($6,173)   -3.76%    $246     0.16%  $1,974    1.33%
- ------------------------- ----------------- ----------------- -----------------

   NET PROFIT (LOSS)      ($3,941)   -2.40%  $1,322     0.86%  $1,451     0.98%
- ------------------------- ----------------- ----------------- -----------------

                                              MERCHANTS BANCSHARES, INC
                                                  YIELD ANALYSIS
                                                   (UNAUDITED)


                                                         SIX MONTHS ENDED
                                             JUNE 30, 1993      JUNE 30, 1992

Fully Taxable Equivalent                   AVERAGE  AVERAGE  AVERAGE  AVERAGE
Includes Fees on Loans                     BALANCE   RATE    BALANCE    RATE
                                          ---------- ------  --------- -------
INTEREST EARNING ASSETS
 Taxable Investments                       $108,071   4.02%   $83,491    5.53%
 Non-Taxable Investments                        243  12.02%        10   10.54%
 Loans                                      444,811   9.45%   437,236   10.65%
 Federal Funds Sold                           2,797   2.87%     2,954    3.99%
                                            ------- ------  --------  -------
Total Interest Earning Assets              $555,922   8.36%  $523,691    9.79%
                                            ======= ======  ========  =======
 INTEREST BEARING LIABILITIES
 Savings, NOW and Money Market Deposits    $283,331   2.75%  $262,824    4.40%
 Time Deposits                              137,394   4.90%   153,470    6.25%
                                            ------- ------  --------  -------
    Total Savings and Time Deposits         420,725   3.45%   416,294    5.09%
 Federal Funds Purchased and Securities
    Sold Under Agreements to Repurchase       8,672   3.27%     7,977    4.27%
 Other Borrowed Funds                        72,083   6.69%    52,301    8.21%
                                            -------- ------  --------  -------
Total Interest Bearing Liabilities          501,480   3.91%   476,572    5.42%
 Other Liabilities and Stockholders' Equity
 (Net of Non-Interest Earning Assets)        54,442            47,119
                                            -------           -------
Total Liabilities and Stockholders' Equity
 (Net of Non-Interest Earning Assets)      $555,922          $523,691
                                           ========          ========
Rate Spread                                           4.45%              4.37%
                                                     =======           =======
Net Yield on Interest Earning Assets                  4.83%              4.87%
                                                     =======           =======

                           MERCHANTS BANCSHARES, INC.
                       ---------------------------------




BALANCE SHEET:

     Average assets increased $44 million during the quarter ended June 30, 1993 from the March 31, 1993 level and increased $64 million from the same date a year earlier. Virtually all of this is due to the acquisition of certain assets of the New First National Bank of Vermont on June 4, 1993. Period-end investment balances decreased approximately $9 million (8%) from March 31, 1993 and increased $8 million (8%) from June 30, 1992 as the Bank invests money previously invested in the loan portfolio. This increase is in U.S. Treasury securities and Federal Home Loan Bank stock. Gross loans increased approximately $171 million (40%) during the quarter and $161 million (37%) over the year, again due to the acquisition.

     Short-term borrowings grew from approximately $3.3 million to $13.5 million during the periods reported. Deposit accounts averages, which traditionally decrease during the first two quarters of the calendar year and increase during the last two quarters have declined approximately $16 million (3.5%) from March 31, 1993 and $36 million (8.1%) from the same date a year ago, (after considering the $203 million in deposits assumed from the NFNBV transaction) as customers lave the banking industry to find higher returns.

     Shareholders' equity decreased to 6.05% of total assets as of June 30, 1993, from 8.6% at June 30, 1992 and 8.4% at December 31, 1992. This is due to the acquisition of additional assets, as well as the recognition of an additional loan loss provisions in 1993.

DETERMINATION OF RESERVE FOR POSSIBLE LOAN LOSSES (RPLL)

     The Company reviews the adequacy of the RPLL at least quarterly. The method used is not based upon maintaining a specific percentage of RPLL to total loans or total non-performing assets but rather a comprehensive analytical process of assessing the credit risk inherent in the loan portfolio. This assessment incorporates a broad range of factors which are indicative of both general and specific credit risk, as well as, a consistent methodology for quantifying probable credit losses. As part of the Company's analysis of specific credit risk, a detailed review is done on larger credits and problematic credits identified on the watched asset list, non-performing asset listings, and credit rating reports.

     The more significant factors considered in the evaluation of the adequacy of the RPLL include:

     -Status of non-performing loans

     -Status of adversely-classified credits

     -Historic charge-off experience by major loan category

     -Size and composition of the loan portfolio

     -Concentrations of credit risk

     -Renewals and extensions

     -Current local and general economic conditions and trends

     -Loan growth trends in portfolio

     -Off balance sheet credit risk relative to commitments to   lend

     The RPLL is comprised of both specific and general components. The specific allocation portion of the RPLL is based on evaluations of larger loans and an analysis of problematic, watched asset list loans and credit rated loans. The general or non-specific allocation portion of the RPLL is based upon the factors above. The inherent risks of specific loan categories based upon current and projected economic conditions are used to produce an appropriate non-specific allocation. Overall, management maintains the RPLL at a level deemed to be adequate, in light of historical, current and prospective factors, to reflect the level of risk in the loan portfolio.

     As part of management's continuing analysis of the adequacy of the RPLL, a quarterly comparison is prepared of various quantitative measurements relative to five other major banks in Vermont. The focus of this comparison is the level of loan loss reserves in relation to non-performing assets in total, as well as, certain non-performing loans. This qualitative comparison is evaluated in light of significant qualitative differences among the peer banks, such as geographic lending concentrations, loan portfolio composition, historical lending practices, loan workout skills and other indicators of relative overall credit risk.
A summary of the key ratios management considers are summarized below. The June 30, 1993 Peer Group Average data was not yet available, however, the March 31, 1993 data is presented. Additionally, Merchants' consolidated data for June 30, 1993 is displayed. The Merchants' percentages include the effect of the acquisition on June 4, 1993 of the new First National Bank of Vermont (NFNBV), an FDIC "bridge bank".
                                                       Peer Group
                               Merchants                Average
                    March 31, 1993  June 30, 1993  March 31, 1993

Reserves/NPA             32.68%         25.98%         46.22%

Reserves/Non-
Accruing                172.61%         48.82%         99.27%

Reserves/90-Day
     Overdue
     & Non-Accruing      85.62%         37.13%         81.30%

Reserves/Troubled
Debt Restructuring,
Non-Accruing & 90-
Day Overdue              53.85%         36.35%         69.61%

     The Company's ratios were affected by two significant events during the Second Quarter. The Company's largest subsidiary, The Merchants Bank (the Bank), was examined by the Federal Deposit Insurance Corporation
(FDIC) which resulted in an increase in the Bank's loan loss reserves. Additionally, the Bank acquired NFNBV. The acquisition resulted in increased assets, increased non-performing assets, and an increase in loan loss reserves.

     The Merchants Bank's asset quality ratios as of June 30, 1993 would have been as follows when excluding the effects of the acquisition:

     Reserves/NPA                                 33.30%

     Reserves/Non-Accruing                        62.60%

     Reserves/90-Day Overdue & Non-Accruing       60.41%

     Reserves/Troubled Debt Restructurings,
       Non-Accruing & 90-Days Overdue             58.46%

     The Company's ratios, when adjusted for the effects of the NFNBV acquisition, compare more favorably with the Peer Group Averages. In addition, the ratios must be considered in light of the loss sharing arrangement with the FDIC.


     The terms of the Purchase and Assumption Agreement covering the acquisition of NFNBV result in the $17,233,000 in NPAs being protected by a loss sharing arrangement with the FDIC. This loss sharing agreement provides that the FDIC will pay the Bank 80% of net charge-offs up to $41,100,000 on any loss sharing loans for three years from the date of acquisition of NFNBV. This significantly reduces the exposure that the Bank faces on the NPAs at NFNBV.


     The favorable change in the Company's ratios as of June 30, 1993 when compared to March 31, 1993 and the lower exposure on NPAs at NFNBV provide additional support to the conclusion that the Company's loan loss reserves are adequate. This conclusion is further supported by several qualitative factors. The Merchants has a more diversified loan portfolio than many of its Vermont competitors. In addition, the Company's primary trade area is located in Chittenden County in Vermont. This area of Vermont has weathered the recent recession better than other sections of the State. The area's primary employer, IBM, remains relatively strong. The unemployment rate for the Fourth Quarter of 1992 was significantly lower for Chittenden County at 4.3% than the State of Vermont as a whole at 5.9%


     The Company's Commercial and Real Estate portfolios primarily consist of traditional, non-speculative businesses and properties. While the Company does lend significantly to commercial real estate enterprises, our borrowers in this area are well-known, local businessman of substance. Also, our commercial real estate projects are usually pre-leased by high quality tenants.


     Non-performing assets during the Second Quarter of 1993 increased to $51,798,000 from $35,488,000 on March 31, 1993. This increase results primarily from the Bank's acquisition of NFNBV on June 4, 1993. As noted above, the $17,233,000 in non-performing assets at NFNBV are covered by a loss sharing arrangement with the FDIC. To provide for appropriate comparisons of the Company's non-performing trends as of June 30, 1993, the non-performing assets detail, shown below, presents separate figures for The Merchants Bank (TMB) and the acquired NFNBV.




                                          TMB            NFNBV
                                   3/31/93   6/30/93   6/30/93

Non-Accrual Loans                  6,719     18,011     9,179

Restructured Loans                 7,992        622       141

Other Real Estate Owned            5,245      3,712         0

In-Substance Foreclosure           8,705     10,863         0

Loans Past Due 90 Days or more
 and Still Accruing                6,827        653     7,913

Total                             35,488     33,861    17,233

     Significant changes in TMB's individual components of non-performing assets occurred in all categories. Non-Accrual loans increased primarily as a result of reclassifying Restructured Loans whose interest rates were at zero percent on March 31, 1993.

     Restructured loans declined due to the migration noted above an some charge downs.

     Other Real Estate Owned (OREO) declined as the result of sales.

     In-substance Foreclosure increased as the result of the addition of ten properties to the category. The largest addition was $2,000,000 for a retail shopping center and office complex.

     The NFNBV amount in Loan Past Due and Still Accruing results from a provision in the Purchase and Assumption Agreement with the FDIC that allows the Bank to accrue 90 days of additional interest from the June 4, 1993 acquisition date. This accrued interest is covered by the loss sharing arrangement previously described.

     The increase in the reserve for possible loan losses from $11,598,000 at March 31, 1993, to $13,275,000 at June 30, 1993 reflects the previously discussed recommendations by the FDIC, and the establishing of a $2,000,000 reserve at NFNBV. The reserve balance reflects management's efforts to maintain the reserve at a level adequate to provide for potential loan losses based on an evaluation of known and inherent risks in the loan portfolio. Based upon the result of the Company's assessment of the factors affecting the RPLL management believes that the balance of the RPLL at June 30, 1993, is adequate.

OTHER REAL ESTATE OWNED AND IN-SUBSTANCE FORECLOSURE

     Other Real Estate Owned (OREO) includes specific assets to which legal title has been taken as the result of transactions related to real estate loans. The criteria for designation of loans as in-substance foreclosure are that the debtor has little or no equity in the collateral, proceeds for repayment of the loan will come only from the operation or sale of the collateral, and the debtor has formally or effectively abandoned control of the asset or is not expected to rebuild equity in collateral. The collateral underlying these loans is recorded at the lower of cost or market value less selling costs.

     The total amount of Other Real Estate Owned and In-Substance
Foreclosure at June 30, 1993 and March 31, 1993, follows:

                              (Dollar Amount in Thousands)

                              June 30, 1993       March 31, 1993

Other Real Estate Owned            3,712               5,245

In-Substance Foreclosure          10,863               8.705

Total                             14,575              13,950


RESULTS OF OPERATIONS:

     Net interest income on taxable equivalent basis before the provision for loan losses remained level at about 3.57% of total average assets for the second quarter of 1993, the quarter ended December 31, 1992 and June 30, 1992, signifying a stable interest rate environment.

     Total non-interest expenses increased to 3.58% of average total assets from 3.39% in the December quarter and 3.47% a year ago. Much of this increase is due to higher costs in the Bank's Other Real Estate Owned portfolio as well as expenses related to reducing staff in the acquired locations.

     Total non-interest income was slightly less than the same period a year ago and significantly higher than the quarter ended December 31, 1992, due in part to a $1 million write-down to market on US Securities held for sale in December. Additionally, gains on the sale of US Treasury and equity securities held for sale are included in other non-interest income in the amounts of $206,000 and $603,000 during the quarters ended June 30, 1993 and 1992, respectively.

     The annualized return (loss) on average assets was (2.40%), .97% and .46% while the annualized return (loss) on average stockholders' equity was (32.1%), 11.49% and 5.4% for the quarters ended June 30, 1993, 1992 and
December 31, 1992, respectively.

CAPITAL RESOURCES:

     As a state chartered bank, the Bank's primary regulator is the Federal Deposit Insurance Corporation. Accordingly, the Bank is subject to regulatory capital regulations which provide for two capital requirements - a leverage requirement and a risk-based capital requirement. The leverage requirement provides for a minimum "core" capital consisting primarily of common stockholders' equity of 3% of total adjusted assets for those institutions with the most favorable composite regulatory rating, with an additional 1 percent to 2 percent of assets added to the requirement for other institutions. The risk-based capital requirement provides for minimum capital levels based on the risk weighted assets of the Bank. The guidelines require banks to meet a minimum Tier 1 risk-based capital ratio of 4.0% and a Total risk-based capital ratio of 8.0% as of December 31, 1992.

     As of June 30, 1993, the Corporation's Tier 1 leverage ratio was 5.5%, the Tier 1 risk-based ratio was 6.15% and the total (Tier 2) risk-based ratio was 9.1%. At the subsidiary bank level, these ratios were 5.7%, 6.35% and 9.3%, all exceeding regulatory minimums.

     The Board of Directors has determined not to declare any dividends on shares of the Company's common stock until further notice. Any future dividend declared by the Board of Directors would be subject to regulatory review.



                   MERCHANTS BANCSHARES, INC.

PART II - OTHER INFORMATION

  Item 1 - Legal Proceedings
     The Merchants Bank, a wholly-owned subsidiary, is involved in various legal proceedings arising in the normal course of business. Management believes that the resolution of these matters will not have a materially adverse effect on the consolidated financial statements.

  Item 2 - Changes in Securities -  NONE

  Item 3 - Defaults upon Senior Securities - NONE

  Item 4 - Submission of Matters to a Vote of Security Holders
     The annual meeting of Merchants Bancshares, Inc. was held April 27, 1993 and the following resolutions were approved by the shareholders:

 (1) The election of five individuals to the Board of Directors of the Company as Class II and III directors serving three year terms.

 (2) To ratify the selection of Arthur Andersen & Co. as independent auditors of the Company for 1993.

  Item 5 - Other Issues - NONE

  Item 6 - Exhibits and Reports on Form 8-K -
    The Corporation filed a Form 8-K dated June 4, 1993 announcing the purchase of certain assets and the assumption of certain liabilities of the New First National Bank of Vermont.

                               SIGNATURES
                               ----------

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      Merchants Bancshares, Inc.


                                       By: /s/  Dudley H. Davis
                                      ------------------------------
                                      Dudley H. Davis, President


                                       By: /s/  Edward W. Haase
                                      ------------------------------
                                      Edward W. Haase, Treasurer