Form 10-Q/A
period 1993-03-31
MERCHANTS BANCSHARES INC
filed 1994-03-11
CIK 726517

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-Q/A
                                AMENDMENT NO. 1

               QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


      FOR THE QUARTER ENDED MARCH 31, 1993. COMMISSION FILE NUMBER 0-11595

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

      4,242,927 Shares Common Stock, $.01 Par Outstanding March 31, 1993.

                    MERCHANTS BANCSHARES, INC. FORM 10-Q
       FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MAY 14, 1993
                         IS HEREBY RESTATED AS FOLLOWS:

PART 1

   ITEM 1  FINANCIAL STATEMENTS

   ITEM 2  Management's Discussion and Analysis of Financial
           Condition and Results of Operations

                                          MERCHANTS BANCSHARES, INC.
                                          CONSOLIDATED BALANCE SHEET

                                          (Dollar Amounts in Thousands)
                                           RESTATED
                                           March 31   March 31  DECEMBER 31
                                             1993       1992       1992
ASSETS                                     ---------- ---------- ---------
 Cash and Due From Banks                      25,841     27,161     36,744
 Federal Funds Sold                                0          0     10,500
 Debt Securities Held for Sale               109,248     83,505    103,197
 Marketable Equity Securities                  5,343      3,759      4,333
                                           ---------  ---------  ---------
   Total Investments                         114,591     87,264    107,530
 Loans                                       425,120    447,753    429,535
   Less: Reserve for Possible Loan Losses    (11,598)    (6,835)    (7,412)
                                          ---------------------------------
   Net Loans                                 413,522    440,918    422,123
 Bank Premises and Equipment                  14,299     15,492     14,636
 OREO and Insubstance Foreclosure             12,333      7,102     12,661
 Other Assets                                 19,612     14,854     18,646
                                          ---------------------------------
Total Assets                                 600,198    592,791    622,840
                                          =================================
LIABILITIES AND STOCKHOLDERS' EQUITY
 Deposits:
   Demand                                     60,879     62,410     82,272
   Savings, NOW and Money Market Accounts    281,379    267,336    289,670
   Time CDs $100,000 and Over                    510      1,912      6,647
   Other Time                                123,002    151,199    125,464
                                          ---------------------------------
      Total Deposits                         465,770    482,857    504,053
 Federal Funds Purchased                      14,600      3,900          0
 Securities Sold U/A to Repurchase             6,338      3,571      3,595
 Demand Note Due U/S Treasury                  3,921      4,074      4,870
 Other Liabilities                             9,563      8,834      9,082
                                          ---------------------------------
      Total Liabilities                      500,192    503,236    521,600
 Long-Term Debt                               49,036     38,745     49,037
Stockholders' Equity
 Common Stock, $.01 Par Value                     42         41         42
    Shares Authorized               4,700,000
    Outstanding, Current Year       4,242,927
                 Previous Year      4,119,347
                 December 31, 1992  4,242,927
 Treasury Stock (at Cost)                       (353)      (358)      (424)
 Surplus                                      30,644     28,645     30,636
 Undivided Profits                            20,637     22,482     21,949
                                          ---------------------------------
      Total Stockholders' Equity              50,970     50,810     52,203
                                           ---------- ---------- ----------
Total Liabilities and Stockholders' Equity   600,198    592,791    622,840
                                          =================================
  Book Value per Share (Note 1)               $12.08     $12.05     $12.39

Note 1: Book Values per share have been adjusted to reflect the 3% stock dividend issued December 1992.

                     MERCHANTS BANCSHARES, INC.
                   CONSOLIDATED STATEMENT OF OPERATIONS
                              UNAUDITED
         (Dollar Amounts in Thousands, Except for Per Share Data)
                                               RESTATED
                                              Quarter Ended March 31,
                                                 1993          1992
Interest Income:
 Interest on Loans                          $     9,002   $    10,664
Investment Income:
   Obligations of U.S. Government                 1,005           888
Other                                               107            54
Federal Funds Sold                                   13            53
                                              ----------    ----------
                                            $    10,127   $    11,659
                                              ----------    ----------
Interest Expense:
  Interest on Deposits                      $     3,590   $     5,457
  Interest on Capital Notes
    and Other Borrowings                          1,189         1,074
                                              ----------    ----------
                                            $     4,779   $     6,531
                                              ----------    ----------
Net Interest Income                         $     5,348   $     5,128
 Provision for Possible Loan Losses               5,008         1,400
                                              ----------    ----------
 Net Interest Income after
  Provision for Possible Loan Losses        $       340   $     3,728
Other Income:                                 ----------    ----------
 Fees on Loans                              $       933   $       954
 Service Charges on Deposits                        747           594
 Other                                            2,475         2,019
                                              ----------    ----------
                                            $     4,155   $     3,567
Other Expenses:                               ----------    ----------
 Salaries and Wages                         $     1,947   $     1,965
 Employee Benefits                                  619           598
 Occupancy Expense, Net                             448           423
 Equipment Expense                                  404           460
 Low Income Housing Losses                          232           232
 Expenses Other Real Estate Owned                   620            92
 Other                                            1,487         1,480
                                              ----------    ----------
                                            $     5,757   $     5,250
                                              ----------    ----------
Income (Loss) Before Income Taxes           $    (1,262)  $     2,045
Provision (Benefit) for Income Taxes               (792)          278
                                              ----------    ----------
Net Income (Loss)                           $      (470)  $     1,767
                                              ==========    ==========
Per Common Share Net Income (Loss)          $     (0.11)  $      0.42
                                              ==========    ==========
Dividends Paid Per Share                    $      0.20   $      0.19
                                              ==========    ==========
Weighted Average Common Shares Outstanding
 Adjusted for All Stock Dividends Paid        4,174,914     4,209,240

                                       MERCHANTS BANCSHARES, INC.
                               CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  FOR THE YEAR ENDED DECEMBER 31, 1992 AND
                               THE THREE MONTHS ENDED MARCH 31, 1993 AND 1992
                                          UNAUDITED
                                    (Thousands of Dollars)







                                                RESTATED             Total
                               Common           Undivided Treasury  Equity
                                Stock  Surplus   Profits   Stock    Capital
                               ------- -------- --------- -------- ---------
Balance - December 31, 1991   $    41 $ 28,650 $  21,531 $   (631)$  49,591
 Net Income                                        1,767              1,767
 Treasury Stock Transactions                (5)        8      273       276
 Cash Dividend ($.19 per sh)*                       (824)              (824)
                                ------- ------   ------    -------  -------
Balance - March 31, 1992      $    41 $ 28,645 $  22,482 $   (358)$  50,810
 Net Income                                        3,910              3,910
 Treasury Stock Transactions                27        18      (66)      (21)
 Cash Dividends ($.57 per sh)*                    (2,496)            (2,496)
 Stock Dividend (123,580
     shares declared)               1    1,964    (1,965)                 0
                                ------- ------   -------   -------  -------
Balance - December 31, 1992   $    42 $ 30,636 $  21,949 $   (424)$  52,203
 Net Loss                                           (470)              (470)
 Treasury Stock Transactions                 8         7       71        86
 Cash Dividends ($.20 per sh)                       (849)              (849)
                                ------- -------  -------   -------  -------
Balance - March 31, 1993      $    42 $ 30,644 $  20,637 $   (353)$  50,970
                                ======= =======  =======   =======  =======


     *Per share amounts have been adjusted to reflect all stock dividends.

                          MERCHANTS BANCSHARES, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   UNAUDITED
                         (Dollar Amounts in Thousands)

                                                       RESTATED
              For the Three Months Ended March 31,       1993       1992
CASH FLOWS FROM OPERATING ACTIVITIES:                   -------    -------
Net Income (Loss)                                    $     (470) $   1,767
Adjustments to Reconcile Net Income to Net
 Cash Provided by Operating Activities:
  Provision for Possible Loan Losses                      5,008      1,400
  Provision for Depreciation and Amortization               407        447
  Prepaid income taxes                                   (1,375)      (428)
  Imputed Gain on Sale of Loans                             (84)      (142)
  Net Gains on Sales of Investment Securities             1,275      1,262
  Net Gains on Sales of Loans and Leases                    (14)       (21)
  Equity in Losses Real Estate Ltd Partnerships             232        231
(Increase) Decrease in Interest Receivable                1,186        962
Increase in Interest Payable                                547        631
(Increase) Decrease in Other Assets                         813     (1,274)
Increase (Decrease) in Other Liabilities                  2,210     (1,279)
(Increase) Decrease in Net Investment - Leases              214        196
                                                        -------    -------
  Net Cash Provided by Operating Activities          $    9,949  $   3,752
                                                        -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from Sales of Investment Securities       $  144,509  $  67,626
  Proceeds from Sales of Loans and Leases                17,295     25,369
  Purchases of Investment Securities                   (147,890)   (83,719)
  Loans Originated, Net of Principal Repayments         (12,075)    (6,299)
  Purchases of Premises and Equipment                       (38)       (52)
                                                        -------    -------
    Net Cash Provided by Investing Activities        $    1,801  $   2,925
                                                        -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Net Decrease in Deposits                           $  (38,283) $  (7,780)
  Net Decrease in Short-term Borrowing                   16,394     (3,811)
  Principal (Payments) Borrowings on Long-Term Debt          (1)        63
  Acquisition of Treasury Stock                            (132)       (22)
  Cash Dividends Paid                                      (843)      (816)
  Sale of Treasury Stock                                    212        291
                                                        -------    -------
    Net Cash Used in Financing Activities            $  (22,653) $ (12,075)
                                                        -------    -------
Decrease in Cash and Cash Equivalents                   (10,903)    (5,398)
Cash and Cash Equivalents at January 1                   36,744     32,559
                                                        -------    -------
Cash and Cash Equivalents at March 31                $   25,841  $  27,161
                                                        =======    =======
Total Interest Payments                              $    4,233  $   5,600
Total Income Tax Payments                            $        0  $       0

                     MERCHANTS BANCSHARES, INC.
NOTES TO FINANCIAL STATEMENTS:
 The Investment portfolio is comprised of the following as of March 31:
                   -----1993------            -----1992------
                    Book    Market             Book    Market
 (In Thousands)     Value    Value             Value    Value
                   -------  -------           -------  -------
U.S. Government    109,248  109,300            83,505   82,512
State & Political       10       10                10       10
Other                5,333    5,421             3,749    4,084
                   -------  -------           -------  -------
                   114,591  114,731            87,264   86,606
                   =======  =======           =======  =======
  PROVISION AND RESERVE FOR POSSIBLE LOAN LOSSES
  During the month of May, 1993, a joint field examination was performed on the Bank by the FDIC and the Vermont Department of Banking, Insurance and Securities. As a result of this examination, the Bank was directed to increase its loan loss reserve by approximately $12 million and write off certain loans and restate call reports, where deemed necessary by management. Management performed an extensive review of the classified assets and determined that $3 million of the additional provision should appropriately be recognized in the first quarter of 1993.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
   All adjustments necessary for a fair statement of the three months ended March 31, 1993 and 1992 have been included in the financial statements.
The information was prepared from the books of Merchants Bancshares, Inc. and its subsidiaries, The Merchants Bank and Merchants Properties, Inc., without audit.
   In the ordinary course of business, The Merchants Bank, a wholly-owned subsidiary, makes commitments for possible future extensions of credit. On March 31, 1993, the Bank was obligated for $14,410,008 of standby letters of credit. No losses are anticipated in connection with these commitments.
   Per share data has been restated to reflect a 3% stock dividend paid December 11, 1992, where necessary.

RESULTS OF OPERATIONS - ANALYSIS OF QUARTERLY INCOME STATEMENTS:
     Due to the increase in the loan loss provision discussed in the footnotes, above, the Bank recognized a net loss of $469,510 for the first quarter of 1993 compared to net income of $1,767,046 for the first quarter of 1992. Per share earnings for the quarter were $(.11) compared to $.42 for the year earlier quarter. During the previous quarter (December 31,
1992) the Company earned $705,990.
     The restated provision for possible loan losses of $5,008,000 was $2,758,000 higher than the previous quarter and $3,608,000 higher than the
same quarter a year earlier.   Gains from the sale of US Treasury and equity
securities are included in other non-interest income in the amount of $1,274,972 and $1,047,974 for the quarters ended March 31, 1993 and 1992 respectively.
     Additionally, the Company recognized $240,000 and $150,000 in low income housing tax credits representing the amount earned during the first quarters of 1993 and 1992, respectively.
     The table on the following page analyzes interest and overhead management in relation to total average assets for the quarters ended
March 31, 1993, December 31, 1992, and March 31, 1992.

                          MERCHANTS BANCSHARES, INC.
                  INTEREST MANAGEMENT AND OPERATING EXPENSE ANALYSIS
                       (IN THOUSANDS - TAXABLE EQUIVALENT BASIS)
                               RESTATED
                             QUARTER ENDED     QUARTER ENDED     QUARTER ENDED
                               03/31/93          12/31/92          03/31/92
   Total Average Assets        $612,887          $617,684          $596,991
 ------------------------  ----------------- ----------------- -----------------
                           AMOUNT    % OF    AMOUNT    % OF    AMOUNT    % OF
                                    ASSETS            ASSETS            ASSETS

   INTEREST MANAGEMENT
  Interest Income (T.E.)   $10,257     6.69% $10,773     6.98% $11,834     7.93%
 ------------------------- ----------------- ----------------- -----------------
     Interest Expense        4,779     3.12%   5,236     3.39%   6,531     4.38%
 ------------------------- ----------------- ----------------- -----------------
Net Int before Prov (T.E.)  $5,478     3.58%  $5,537     3.59%  $5,303     3.55%
 ------------------------- ----------------- ----------------- -----------------
   Prov for Loan Losses      5,008     3.27%   2,250     1.46%   1,400     0.94%
 ------------------------- ----------------- ----------------- -----------------
  Net Int. Income (T.E.)      $470     0.31%  $3,287     2.13%  $3,903     2.62%
 ------------------------- ----------------- ----------------- -----------------
  NET OPERATING EXPENSE
  Non-Interest Expense:
        Personnel           $2,566     1.67%  $2,535     1.64%  $2,563     1.72%
 ------------------------- ----------------- ----------------- -----------------
        Occupancy              448     0.29%     335     0.22%     423     0.28%
 ------------------------- ----------------- ----------------- -----------------
        Equipment              404     0.26%     434     0.28%     460     0.31%
 ------------------------- ----------------- ----------------- -----------------
          Other              2,338     1.53%   1,930     1.25%   1,805     1.21%
 ------------------------- ----------------- ----------------- -----------------
          Total             $5,756     3.76%  $5,234     3.39%  $5,251     3.52%
 ------------------------- ----------------- ----------------- -----------------
Less Non-Interest Income:
      Fees on Loans           $933     0.61%  $1,291     0.84%    $954     0.64%
 ------------------------- ----------------- ----------------- -----------------
  Service Charges on Dep       747     0.49%     711     0.46%     594     0.40%
 ------------------------- ----------------- ----------------- -----------------
          Other              2,475     1.62%     191     0.12%   2,019     1.35%
 ------------------------- ----------------- ----------------- -----------------
          Total             $4,155     2.71%  $2,193     1.42%  $3,567     2.39%
 ------------------------- ----------------- ----------------- -----------------
  Net Operating Expense     $1,601     1.04%  $3,041     1.97%  $1,684     1.13%
 ------------------------- ----------------- ----------------- -----------------

         SUMMARY
   Net Interest Income        $470     0.31%  $3,287     2.13%  $3,903     2.62%
 ------------------------- ----------------- ----------------- -----------------
 Less Net Operating Exp.    $1,601     1.04%  $3,041     1.97%  $1,684     1.13%
 ------------------------- ----------------- ----------------- -----------------
   Profit Before Taxes     ($1,131)   -0.74%    $246     0.16%  $2,219     1.49%
 ------------------------- ----------------- ----------------- -----------------

    NET PROFIT (LOSS)        ($470)   -0.31%    $707     0.46%  $1,767     1.18%
 ------------------------- ----------------- ----------------- -----------------

                                          MERCHANTS BANCSHARES, INC
                                              YIELD ANALYSIS
                                               (UNAUDITED)
                                             (IN THOUSANDS)

                                                     THREE MONTHS ENDED
                                               MARCH 31, 1993   MARCH 31, 1992

Fully Taxable Equivalent                    AVERAGE  AVERAGE   AVERAGE  AVERAGE
Includes Fees on Loans                      BALANCE   RATE     BALANCE   RATE
                                            --------- ------- ---------- ------
INTEREST EARNING ASSETS
 Taxable Investments                      $  109,178   4.11% $   71,177   5.35%
 Non-Taxable Investments                          10  10.56%         10  10.56%
 Loans                                       412,634   9.75%    440,919   9.91%
 Federal Funds Sold                            1,769   2.83%      5,268   4.00%
                                           ---------- ------- ---------- ------
Total Interest Earning Assets             $  523,591   8.55% $  517,374   9.22%
                                           ========== ======= ========== ======

INTEREST BEARING LIABILITIES
 Savings, NOW and Money Market Deposits   $  279,022   2.83% $  257,259   4.48%
 Time Deposits                               125,147   4.94%    156,974   6.42%
                                           ---------- ------- ---------- ------
    Total Savings and Time Deposits          404,169   3.48%    414,233   5.22%
 Federal Funds Purchased and Securities
    Sold Under Agreements to Repurchase        7,517   3.29%      5,636   4.24%
 Other Borrowed Funds                         66,648   7.21%     51,894   8.24%
                                           ---------- ------- ---------- ------
Total Interest Bearing Liabilities           478,334   4.00%    471,763   5.54%

Other Liabilities and Stockholders' Equity
 (Net of Non-Interest Earning Assets)         45,257             45,611
                                           ----------         ----------
Total Liabilities and Stockholders' Equity
 (Net of Non-Interest Earning Assets)     $  523,591         $  517,374
                                           ==========         ==========
Rate Spread                                            4.55%              3.68%
                                                      =======            ======
Net Yield on Interest Earning Assets                   4.90%              4.17%
                                                      =======            ======

                         MERCHANTS BANCSHARES, INC

BALANCE SHEET:
     Average assets dropped about $5 million during the quarter ended March 31, 1993 from the December 31, 1992 level and increased $16 million from the same date a year earlier. Period-end investment balances increased nearly $6 million (5%) from December 31, 1992 and $27 million (31%) from March 31, 1992 as the Bank invests money previously invested in the loan portfolio. This increase is in U.S. Treasury securities and Federal Home Loan Bank stock. Gross loans declined approximately $4 million (1%) during the quarter and $22.6 million (5.1%) over the year.

     Average short-term borrowings grew from approximately $9.7 million to $11.4 million during the periods reported. Deposit account averages, which traditionally decrease during the first two quarters of the calendar year and increase during the last two quarters have declined approximately $27 million (5.5%) from December 31, 1992 and $10 million (2.4%) from the same date a year ago, as customers leave the banking industry for higher returns.

DETERMINATION OF RESERVE FOR POSSIBLE LOAN LOSSES (RPLL)

     The Company reviews the adequacy of the RPLL at least quarterly. The method used is not based upon maintaining a specific percentage of RPLL to total loans or total non-performing assets but rather a comprehensive analytical process of assessing the credit risk inherent in the loan portfolio.
This assessment incorporates a broad range of factors which are indicative of both general and specific credit risk, as well as a consistent methodology for quantifying probable credit losses.
As part of the Company's analysis of specific credit risk, a detailed and extensive review is done on larger credits and problematic credits identified on the watched asset list, non-performing asset listings, and credit rating reports.

     The more significant factors considered in the evaluation of the adequacy of the RPLL include:

        - Status of non-performing loans
        - Status of adversely-classified credits
        - Historic charge-off experience by major loan category
        - Size and composition of the loan portfolio
        - Concentrations of credit risk
        - Renewals and extensions
        - Current local and general economic conditions and trends
        - Loan growth trends in the portfolio
        - Off balance sheet credit risk relative to commitments to lend

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

   As part of management's continuing analysis of the adequacy of the RPLL, a quarterly comparison is prepared of various quantitative measurements relative to five other major banks in Vermont. The focus of this comparison is the level of loan loss reserves in relation to non-performing assets in total, as well as certain non-performing loans. This quantitative comparison is evaluated in light of significant qualitative differences among the peer banks, such as geographic lending concentrations, loan portfolio composition, historical lending practices, loan workout skills and other indicators of relative overall credit risk. A summary of the key ratios management considers are summarized below:

                                           March 31, 1993

                                                    Peer Group
                                   Merchants         Average

   Reserves/NPA                      32.68%           46.22%

   Reserves/Non-Accruing            172.61%           99.27%

   Reserves/90 - Day Overdue         85.62%           81.30%
     & Non-Accruing

   Reserves/Troubled Debt            53.85%           69.61%
     Restructurings, Non-Accruing
     & 90 - Day Overdue


   Although the Company's ratio of RPLL to NPA's is somewhat lower than the peer group average, other significant ratios are near or above the peer group averages for March 31, 1993. Management believes that these other ratios are also indicative of the Company's relative loan loss reserve position because of the varying degree of credit risk associated with the different categories of non-performing assets. For example, the Company's policies and practices regarding restructured loans are such that we believe that the Company's restructured loan category presents significantly less credit risk than non-accruing loans. Further, as a result of the detailed credit assessments performed related to the over 90-days overdue and still accruing category, we believe that such loans also have less risk than non-accruing loans.
                            9

     Evaluating the Company's loan loss reserve position using these other measurements of relative risk suggests that the Company's loan loss reserves are appropriate in comparison to the peer group. This quantitative conclusion is further supported by several qualitative factors. The Merchants has a more diversified loan portfolio than many of its Vermont competitors. In addition, the Company's primary trade area is located in Chittenden County in Vermont. This area of Vermont has weathered the recent recession better than other sections of the State.
The area's primary employer, IBM, recently announced that 300 - 500 jobs would be moved to their Essex Junction, Vermont plant. The unemployment rate for the 4th Quarter of 1992 was significantly lower for Chittenden County at 4.3% than the State of Vermont as a whole at 5.9%.

   The Company's Commercial and Real Estate portfolios primarily consist of traditional, non-speculative businesses and proper-ties. While the Company does lend significantly to commercial real estate enterprises, our borrowers in this area are well-known, local businessmen of substance. Also, our commercial real estate projects are usually pre-leased by high quality tenants.

   In addition, as a matter of policy and practice, senior management decided that the Company should avoid speculative, seasonal and vacation real estate projects. Many of our peers have realized extensive loan losses as a result of such lending. The Company also has maintained excellent underwriting practices and is aggressive with respect to managing troubled assets.

   Non-performing assets during the First Quarter of 1993 increased to $35,488,000 from $33,898,000 on December 31, 1992.
The individual categories are shown below:

                                           3-31-93     12-31-92


Non-Accrual Loans                            6,719        3,793
Restructured Loans                           7,992       10,193

Other Real Estate Owned                      5,245        3,874

In-Substance Foreclosure                     8,705        8,787
Loans Past Due 90 Days or More
  and Still Accruing                         6,827        7,251

          Total                             35,488       33,898


   Significant changes in the individual components of non-performing assets occurred in Non-Accrual Loans and Restructured Loans. Some Migration to Non-Accrual Status from Loans Past Due 90 Days or More and Still Accruing occurred. One commercial real estate loan with a balance of $2,254,000 was transferred from Restructured to Non-Accrual. Rental prospects which had previously appeared promising declined, prompting the change in the non-performing classification of this loan.

   The Other Real Estate Owned balance of $5,245,000 included $1,282,000 in loans that did not meet the minimum initial investment requirement of Statement of Financial Accounting Standards Number 66. Restructured Loans included nine loans totalling $6,126,000 whose interest rates were at zero percent. Principal payments were required in all cases. All of the loans are scheduled for review at a specified time in the future to return them to market rates and terms.

   The increase in the reserve for possible loan losses from $7,412,000 at December 31, 1992, to $11,598,000 at March 31,
1993, reflects management's efforts to maintain the reserve at a level adequate to provide for potential loan losses based on an evaluation of known and inherent risks in the loan portfolio. Given the continued downturn in the economy which affected many of the Company's borrowers and the result of the FDIC regulatory examination of May 3, 1993, management has increased the levels in the reserve. Based upon the result of the Company's assessment of the factors affecting the RPLL, management believes that the balance of the RPLL at March 31, 1993, is adequate.


OTHER REAL ESTATE OWNED AND IN-SUBSTANCE FORECLOSURE

   Other Real Estate Owned (OREO) includes specific assets to which legal title has been taken as the result of transactions related to real estate loans. The criteria for designation of loans as in-substance foreclosure are that the debtor has little or no equity in the collateral, proceeds for repayment of the loan will come only from the operation or sale of the collateral, and the debtor has formally or effectively abandoned control of the asset or is not expected to rebuild equity in the collateral. The collateral underlying these loans is recorded as OREO at the lower of cost or market value.

   The total amount of Other Real Estate Owned and In-Substance
Foreclosure at March 31, 1993 and December 31, 1992, follows:

                         (Dollar Amount in Thousands)

                                           3-31-93     12-31-92

Other Real Estate Owned                      5,245        3,874
In-Substance Foreclosure                     8,705        8,787

          Total                             13,950       12,661


   Shareholders' equity grew to 8.8% of total assets as of March
31, 1993, from 8.6% at March 31, 1992 and 8.4% at December 31,
1992.

RESULTS OF OPERATIONS

   Net interest income on a taxable equivalent basis before the provision for loan losses remained level at about 3.58% of total average assets for the first quarter of 1993 and the quarters ended December 31, 1992 and March 31, 1992, signifying a stable interest rate environment.

   Total non-interest expenses increased to 3.76% of average total assets from 3.39% in the December quarter and 3.52% a year ago. Much of this increase is due to higher costs in the Bank's
Other Real Estate Owned portfolio.

   Total non-interest income was slightly higher than the same period a year ago and significantly higher than the quarter ended December 31, 1992, reflecting strong loan origination activity late last year. Additionally, gains on the sale of U.S. Treasury and equity securities held for sale are included in other non-interest in the amounts of $1,274,972 and $1,047,974 during the quarters ended March 31, 1993, and 1992. In December, the Bank recognized a $1,026,000 write down to market on U.S. Securities held for sale.

   The annualized return (loss) on average assets was (3.64%), 1.18% and .46% while the annualized return (loss) on average stockholders' equity was (3.1%), 14.1% and 5.4% for the quarters ended March 31, 1993, 1992 and December 31, 1992, respectively.
                             12

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

  Item 2 - Changes in Securities -  NONE

  Item 3 - Defaults upon Senior Securities - NONE

  Item 4 - Submission of Matters to a Vote of Security Holders - NONE

  Item 5 - Other Issues - NONE

  Item 6 - Exhibits and Reports on Form 8-K - NONE

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               Merchants Banchshares, Inc.

                                           /s/ Dudley H. Davis
                                           --------------------------
                                           Dudley H. Davis, President

                                           /s/ Edward W. Haase
                                           --------------------------
                                           Edward W. Haase, Treasurer