Form 10-K
period 1993-12-31
MERCHANTS BANCSHARES INC
filed 1994-04-15
CIK 726517

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549
                                      FORM 10-K

                   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                         THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993

                            COMMISSION FILE NUMBER 0-11595

                              MERCHANTS BANCSHARES, INC.
                        -----------------------------------
                (Exact name of registrant as specified in its charter)

Incorporated in the State of Delaware Employer Identification No. 03-0287342

      123 Church St, Burlington, Vermont                    05401
     (Address of principal executive office)              (Zip Code)

                     Registrants telephone number:(802) 658-3400

             Securities registered pursuant to Section 12(b) of the Act:
                                   (Not Applicable)
             Securities registered pursuant to Section 12(g) of the Act:

                Title of Class: Common Stock (Par Value $.01 a share)

                      Name of Exchange on which listed:   NASDAQ

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes  X              No

          Indicate  by check mark if disclosure of delinquent filers pursuant to
     Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                         Contained herein           X   Not contained herein

          The aggregate market value of the voting stock held by non-affiliates is $32,146,829 as computed using the average bid and asked prices of stock, as of March 8, 1994.

          The number of shares outstanding for each of the registrant's classes of common stock, as of March 31, 1994 is:

                    Class:  Common stock, par value $.01 per share
                            Outstanding:  4,242,927 shares

                         DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the Annual Report to Shareholders for the year ended December 31, 1993 are incorporated herein by reference to Part II.

           Portions of the Proxy Statement to Shareholders for the year ended December 31, 1993 are incorporated herein by reference to Part III.


                                      FORM 10-K

                                  TABLE OF CONTENTS
     Part I                                                 Page Reference

          Item 1 -  Business                                    1

          Item 2 -  Properties                                  6

          Item 3 -  Legal Proceedings                           9

          Item 4 -  Submission of Matters to a                  9
                    Vote of Security Holders
     Part II

          Item 5 -  Market for Registrant's Common             10
                    Equity and Related Stockholder
                    Matters

          Item 6 -  Selected Financial Data                    10

          Item 7 -  Management's Discussion and Analysis       26
                    of Financial Condition and Results of
                    Operations

          Item 8 -  Financial Statements and Supplementary     26
                    Data

          Item 9 -  Changes in and Disagreements with Accountants
                    on Accounting and Financial Disclosures    26
     Part III

          Item 10 - Directors and Executive Officers of the
                    Registrant                                 27

          Item 11 - Executive Compensation                     27

          Item 12 - Security Ownership of Certain Beneficial
                    Owners and Management                      27

          Item 13 - Certain Relationships and Related Party
                    Transactions                               27
     Part IV

          Item 14 - Exhibits, Financial Statement              27
                    Schedules, and Reports on Form 8-K

          Indemnification Undertaking by Registrant            29

          Signatures                                           30


                                        PART I

     ITEM 1 -  BUSINESS

          MERCHANTS BANCSHARES, INC., (the Company) was organized on July 1, 1983 as a Vermont corporation, for the purpose of acquiring, investing in or holding stock in any subsidiary enterprise permitted under the Bank Holding Company Act of 1956. On January 24, 1984 the Company acquired The Merchants Bank; and on October 4, 1988 the Company organized Merchants Properties, Inc. On June 2, 1987 shareholders approved a resolution to change the state of incorporation of the Company from Vermont to Delaware.

          THE MERCHANTS BANK, (the Bank) was organized in 1849, and assumed a national bank charter in 1865, becoming The Merchants National Bank of Burlington, Vermont. On September 6, 1974 the Bank converted its national charter to a state-bank charter, becoming known as The Merchants Bank. As of December 31, 1993 the Bank was the third largest commercial banking operation in Vermont, with deposits totalling $619.3 million, net loans of $553.4 million, and total assets of $735.4 million, on a consolidated basis.

          Since September 30, 1988, The Merchants Bank has participated as an equity partner in the development of several AFFORDABLE HOUSING PARTNERSHIPS which were formed to provide residential housing units within the State of Vermont. During the past four years these partnerships have developed 695 units of residential housing, 446 (64%) of which qualify as "affordable housing units for eligible low income owners or renters", and 249 (36%) of which are "market rate units". These partnerships have invested in 14 affordable and elderly housing projects within 11 Vermont communities: St. Albans, Middlebury, Williston, Winooski, Brattleboro, Montpelier, Burlington, Springfield, St. Johnsbury, Colchester and Swanton.

          MERCHANTS PROPERTIES, INC., a wholly owned subsidiary of the Company, was organized for the purpose of developing and owning affordable rental housing units throughout the state of Vermont. As of December 31, 1993 the corporation owned one development located in Enosburg, Vermont, consisting of a 24-unit low income family rental housing project, which was completed and rented during 1989. Total assets of this corporation at December 31, 1993 were $1,328,295.

          The Bank owns controlling interest in MERCHANTS TRUST COMPANY, a corporation chartered in 1870 for the purpose of offering fiduciary services such as estate settlement, testamentary trusts, guardianships, agencies, intervivos trusts, employee benefit plans and corporate trust services. The Merchants Trust Company also operates a discount brokerage office, through Olde Discount Corporation, enabling investors to purchase or sell stocks and bonds on a discounted commission schedule. As of December 31, 1993, the Merchants Trust Company had fiduciary responsibilities for assets valued at market in excess of $311 million. Total income for 1993 was $1,756,523, total expense was $1,016,153 resulting in net profit for the year of $740,370. This income is included in the consolidated tax return of its parent company, The Merchants Bank.


          QUENESKA CAPITAL CORPORATION, a wholly-owned subsidiary of The Merchants Bank was established on April 4, 1988 as a Federal licensee under the Small Business Act of 1958 to provide small business enterprises with loans and/or capital. As of December 31, 1993, the corporation had assets of $1,536,668, a liability of $5,524 due to the parent company for accrued management fees, and equity capital of $1,531,144.

          QUENESKA Capital Corporation has no employees, relying on the personnel resources of its parent company to operate. As compensation for its services QUENESKA pays the Bank a management fee in the amount of 1.5% on annual average assets ($21,673) in 1993. This fee is eliminated in the financial statement consolidation of the parent company.

          The corporation's taxable income or loss is included in the consolidated tax return of its parent company, The Merchants Bank. QUENESKA computes its income tax provision or benefit on an individual basis and reimburses, or is reimbursed, by the parent company an amount equal to the annual provision or benefit.

     RETAIL SERVICES

          A variety of deposit, credit and other miscellaneous financial services are offered by the Bank, encompassing the following:

               Checking accounts are offered in the form of regular, N.O.W., Super N.O.W. and senior citizen accounts. The Bank also offers a basic account called the Thrift account.

               Statement savings accounts are offered with a related account feature to a number of personal checking account products which may satisfy the checking account minimum balance requirements.

               ATF (automatic transfer of funds) provides overdraft protection benefits for personal checking accounts through electronic funds transfer.

               Certificates of deposit provide investment opportunities with varying maturities and yields.

               Money Market and Preferred Investment accounts offer competitive annual percentage yields and the ability to engage in third party transactions.

               A flexible I.R.A. program offers several deposit options for retirement investment using both fixed and adjustable rate offerings with varying maturities.

               A Christmas Club account is also available for the accumulation of savings with an annual disbursement.

          The Consumer Credit program consists of installment loans, Mastercard, University of Vermont Affinity Mastercard, VISA, a home equity line of credit, and fixed and adjustable rate residential real estate mortgages. Four unique mortgage programs are: an accelerated amortization mortgage which allows mortgagors to make biweekly payments resulting in interest savings and an earlier payoff compared to monthly payment mortgages; a Two Step program with an affordable low fixed rate for the first five or seven years which then adjusts once based upon a specific index; a loan under the Farmers' Home Administration Rural Guaranteed Housing Program which provides for up to 100% financing, flexible qualifying ratios, and a government guarantee for loans on properties in the rural portions of the state; and a "jumbo" loan program providing salable loans for customers with requirements for larger mortgage balances. The Bank also participates in the state's housing finance agency program which assists the low to moderate income home buyer.

          The Bank provides strong customer support with thirty Automated Teller machines statewide and including one drive-up machine and 106 on-line electronic teller stations. The bank's expanded personal computer networks now connect each of our thirty nine banking offices to the main frame computer with CRT capability as well as with electronic mail and other PC software. Miscellaneous retail services include safe deposit boxes, travelers and gift checks, bank drafts, personal money orders, and several methods of automated money transfer, including Federal Reserve wire services.

     COMMERCIAL SERVICES

          The Bank provides commercial banking services to individuals, partnerships and corporations, as well as to public and governmental organizations. Corporate Cash Management services provide several vehicles for managing and investing idle funds on a daily and weekly basis. Business Credit Card services offer full participation in Mastercard and VISA programs and feature various types of electronic deposit options. Regular and Small Business checking accounts address the need for essential deposit and disbursement services for commercial customers. Commercial loans are offered for a wide range of private and public funding needs.
     Included in this area is the Bank's Small Business Preferred Lender Program. Also offered are commercial real estate loans, lines of credit, business credit cards, and irrevocable letters of credit.

          Other   miscellaneous  commercial   banking  services   include  night
     depository, coin and currency handling, and employee benefits management and fiduciary services available through the Merchants Trust Company.

     EXPANSION EFFORTS

          The Merchants Bank operates thirty-eight full-service banking facilities within Vermont; and a remote ATM unit located at the Burlington International Airport. Since 1963 the Bank has established eleven de novo offices, and since 1969 has acquired seven Vermont banks by merger. The Merchants Bank's most recent acquisition occurred in June of 1993 with the acquisition of the assets and deposits of New First National Bank of Vermont from the FDIC. Through this acquisition the Merchants Bank extended its presence on the east side of the State gaining offices in Springfield, Windsor, E. Thetford, Fairlee, Bradford, Newbury and Groton and on the west side of the State an office in Fair Haven. This acquisition also resulted in The Merchants Bank increasing market share in Hardwick, St. Johnsbury and Northfield.
          Each decision to expand the branch network has been based upon strategic planning and analysis indicating that the new or acquired facility would provide enhanced banking resources within the community, insure the competitive viability of the Bank through potential growth of deposits and lending activities.

          On March 14, 1994 The Merchants Bank opened a limited service office on the Wake Robin Retirement Community Campus in Shelburne, Vermont.

     COMPETITION

         Competition for financial services remains very strong in Vermont. As of December 31, 1993, there were twelve state chartered commercial banks, nine national banks, five savings banks and three savings and loan associations operating in Vermont. In addition, other financial intermediaries such as brokerage firms, credit unions, and out-of-state banks also compete for deposit and loan activities.

          At year-end 1993 The Merchants Bank was the third largest bank in Vermont, enjoying a strong competitive franchise within the state, with thirty-nine banking offices. Whereas Vermont does have a nationwide interstate banking law there was no merger or acquisition activity during 1993.

          No material part of the Bank's business is dependent upon one, or a few customers, or upon a particular market segment, the loss of which would have a materially adverse impact on the operations of the Bank.

     NUMBER OF EMPLOYEES

          As  of December 31, 1993 Merchants Bancshares, Inc. had four officers:
     Dudley H. Davis, President and Chief Executive Officer; Susan D. Struble, Secretary; Edward W. Haase, Treasurer; and Susan M. Verro, Assistant Secretary. No officers of the Company are on a salary basis.

          As of December 31, 1993, The Merchants Bank employed 388 full-time and 80 regular part-time employees, representing a full-time equivalent complement of 432 employees. The Bank maintains a comprehensive employee benefits program which provides major medical insurance, hospitalization, dental insurance, long-term and short-term disability insurance, life insurance, a pension plan and a 401(k) Employee Stock Ownership Plan. In addition, the Bank offers a Performance Progress Sharing Plan, which is available to all eligible employees. Employee benefits offered by the Bank are very competitive with comparable plans provided by other Vermont banks.

     REGIONAL ECONOMY

          In New England the long and deep recession which eliminated about one out of every nine jobs, appears to be abating. The year-end 1993 forecast from the New England Economic Project (NEEP) predicts that payroll surveyed jobs will be growing in 1994 in all six New England states. However, by gradual economic improvement within the region, business activity and labor markets have not yet returned to "normal". It may take another decade for this region to regain the jobs lost since the recession which started in 1989.

          Some segments of the economy are recovering better than others. For example, 1993 building permits for new home construction had risen more that 25% above their 1991 lows. By the end of 1997, NEEP predicts that permits will be up an additional 15%. Even so, the level of home building activity will still be less than half what it was in 1986, when New Englanders took out 112,000 permits at the peak of the speculative housing period.

          The economy of the New England states is expected to underperform the national economy, with the economy of the southern three N.E. states expected to be weaker than the three northern states. Connecticut has been especially hard hit by defense restructuring and by restructuring in the insurance industry. Continued tough economic times for the region's richest state is not favorable news for New England.

          New Hampshire is currently the bright spot in New England, because of
     its position as the  low cost producer in the region.   Non farm employment
     is forecast to add 9,000 jobs in 1994 (up 1.9%) and an additional 15,000 jobs in 1995 (up 2.9%).

          Overall, however, it appears unlikely that any significant economic expansion is on the horizon for the New England region. Growth will need to come from the expansion of existing businesses operating within the region, and from the region's natural environmental appeal for tourism.

      VERMONT ECONOMY

          A conclusion of the Vermont Business Roundtable is that "not since the Great Depression has there been a period of such extended and steep decline in employment in Vermont". Many of the reasons for this decline are attributable to regional and national factors; specifically the following:

               The end of the national defense build-up. The direct and indirect economic impact of defense spending in Vermont could account for as much as 10 percent of the state's total annual economic activity.

               Maturation of high-technology and computer industries. There has been a decline in the high-tech, computer business in Vermont as foreign competition has been intense, and changes within the computer industry have hurt job growth since its mid-1980's employment peak.

               Problems in agriculture. The dramatic decline in milk prices over the past two years has placed many Vermont dairy farmers at considerable financial risk. Over the past ten years the number of dairy farms has declined 31 percent, from 3,170 in 1984 to 2,187 this year.

               Loss of Vermont's and New England's cost competitiveness to domestic competition. Vermont's businesses find themselves facing increasingly sharp cost competition from national and foreign concerns. This loss of competitiveness has resulted in numerous work-force reductions and cost-cutting initiatives among key employers across the state.

               Restructuring in financial services. Ongoing employment restructuring in the banking and financial services sector in Vermont has had a negative impact on the economy as firms seek to reduce payroll and overhead costs in order to restore profitability.

               Problems associated with the national recession and subsequent weak recovery. Vermont is not immune to the inevitable ups and downs associated with the national business cycle. The manufacturing sector has been negatively impacted by the slow recovery in markets for durable goods products.

          In spite of the problems discussed above, Vermont's labor market has recently expanded. The Vermont unemployment rate was 4.5% in November
     1993, versus 6.4% nationally. Jobs within the service sector have increased 3% over the past year, and now account for approximately 29% of all jobs in Vermont. The total state labor force expanded by 2,300 jobs between December 31, 1992 and November 30, 1993.

          Many have recommended that it's time to take inventory of Vermont's advantages and disadvantages and to capitalize on the state's many attributes, while at the same time assessing and finding reasonable solutions to the problems facing Vermont's current economy.

     ITEM 2 -  PROPERTIES

          The Merchants Bank operates thirty-nine banking facilities as indicated in Schedule A below. Corporate administrative offices are located at 123 Church Street, Burlington, Vermont, and the operations data processing center is located at 275 Kennedy Drive, South Burlington, Vermont.

          Schedule B (below) indicates properties owned by the Bank as possible future expansion sites.

     A.   SCHEDULE OF BANKING OFFICES BY LOCATION

          Burlington          123 Church Street             Corporate offices
                              164 College Street            Merchants Trust Co.
                              172 College Street            Branch office
                              1014 North Avenue             Branch office
                              112 Colchester Avenue *2      Branch office

          Essex Junction      54 Pearl Street               Branch office



          South Burlington    50 White Street               Branch office
                              947 Shelburne Road *1         Branch office
                              275 Kennedy Drive             Operations Center
                                                            Branch office
                              Burlington Airport *1         ATM

          Bristol             15 West Street                Branch office

          Barre               105 North Main Street         Branch office

          Northfield          Depot Street                  Branch office

          South Hero          Route 2                       Branch office

          Hardwick            Wolcott Street                Branch office

          Hinesburg           Route 116/Shelburne Falls Rd  Branch office

          Vergennes           Monkton Road                  Branch office

          Winooski            364 Main Street               Branch office

          Johnson             Main Street                   Branch office

          Colchester          8 Porters Point Road *2       Branch office

          Jericho             Route 15                      Branch office

          Enosburg Falls      155 Main Street               Branch office

          No. Bennington      Bank Street                   Branch office

          Manchester          515 Main Street               Branch office

          Brattleboro         205 Main Street *3            Branch office

          Wilmington          West Main Street              Branch office

          Bennington          Putnam Square *2              Branch office

          Wallingford         Route 7 *2                    Branch office

          St. Johnsbury       90 Portland Street            Branch office

          Bradford            1 Main Street                 Branch office

          Danville            Main Street                   Branch office

          Fairlee             U.S. Route #5                 Branch office

          Groton              U.S. Route #302               Branch office

          East Thetford       U.S. Route #5 & Vt 113        Branch office

          Newbury             U.S. Route #5                 Branch office

          Fair Haven          97 Main Street                Branch office

          Springfield         56 Main Street                Branch office

          Springfield Plaza   Springfield Shopping Plaza    Branch office

          Windsor             160 Main Street               Branch office


     Notes:
          *1:  Facilities owned by the bank are located on leased land.
          *2: Facilities located on leased land with improvements also leased. *3: As of December 31, 1993 a mortgage with an unpaid principal balance of $209,909 is outstanding on the Brattleboro office. This mortgage is being amortized at $1,736 per month, at a rate of 9% through the year 2020.



     B.   SCHEDULE OF PROPERTIES OWNED FOR FUTURE EXPANSION *1

                              Year
          Description       Acquired    Location            Purpose

          Land & Building     1973      Corner of Church    Future Expansion
                                        & College Sts.
                                        Burlington, VT

          Land                1977      30 Main Street      Future Expansion
                                        Burlington, VT

          Land & Building     1979      Plainfield, VT      Future Expansion

          Land & Building     1981      8 White Street      Future Expansion
                                        So. Burlington, VT

          Land & Building     1985      U.S. Route 7        Future Expansion
                                        Shelburne, VT

          Land & Building     1986      Pearl Street        Future Expansion
                                        Essex Jct., VT


          Land & Building     1986      So. Summit St.      Future Expansion
                                        Essex Jct., VT

          Land                1990      45 College Street   Future Expansion
                                        Burlington, VT

          Land & Building     1990      60 Main Street      Future Expansion
                                        Burlington, VT




     Note:

          *1: Buildings identified in Schedule B are all rented or leased to tenants. Leases are generally for short-term periods and are at varying rental amounts depending upon the location and the amount of space leased.


     ITEM 3 -  LEGAL PROCEEDINGS

          The Company is involved in various legal proceedings arising in the normal course of business. Based on consultation with legal counsel, management believes that the resolution of these matters will not have a material effect on the consolidated financial statements of the Company.

     ITEM 4 -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          During the fourth quarter of calendar year 1993 no matters were submitted to a vote of security holders through a solicitation of proxies or otherwise.


                                       PART II

     ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          The common stock of the Company is traded on the over-the-counter NASDAQ exchange under the trading symbol MBVT. Quarterly stock prices during the last eight quarters are as indicated below based upon quotations as provided by the National Association of Securities Dealers, Inc. Prices of transactions between private parties may vary from the ranges quoted below.

                                                  CASH DIVIDEND
     QUARTER ENDING       HIGH      LOW           PAID PER SHARE

     March 31, 1992      $14.75    $11.50              .20

     June 30, 1992        15.50     11.75              .20

     September 30, 1992   16.50     14.00              .20

     December 31, 1992    17.00     14.50              .20

     March 31, 1993       17.00     14.75              .20

     June 30, 1993        16.50     10.25                *

     September 30, 1993   16.00     11.25                *

     December 31, 1993    15.00     11.00                *


          On December 11, 1992 a three percent stock dividend was issued to shareholders of record on November 30, 1992.

          *Cash dividends were suspended for the second, third and fourth quarters of 1993.

          As  of  December  31,  1993  Merchants  Bancshares,   Inc.  had  1,630
     shareholders.

     ITEM 6 -  SELECTED FINANCIAL DATA

          The supplementary financial data presented in the following tables and narrative contains information highlighting certain significant trends in the Company's financial condition and results of operations over an extended period of time.

          The following information should be analyzed in conjunction with the year-end audited consolidated financial statements as contained in the 1993 Annual Report to Shareholders, a copy of which is attached as an addendum to this Form 10K.

          The five-year summary of operations, interest management analysis, and management's discussion and analysis, all as contained on pages 27 through 33 in the 1993 Annual Report to Shareholders are herein incorporated by reference.

          Tables  included  on the  following pages concern the following:

          Deposits; return on equity and assets; distribution of assets, liabilities, and stockholders' equity; analysis of changes in net interest income; investment securities and U.S. Treasury and Agency obligations; and the estimated maturity / repricing structure of the Company's interest earning assets and interest bearing liabilities.

     DEPOSITS
           The   following    schedule   shows    the   average    balances   of
     various classifications of deposits. Dollar amounts are expressed in thousands.

                                      1993     1992       1991
     Demand Deposits               $ 81,761  $ 68,494  $ 63,986
     Savings, Money Market
     and NOW Accounts               315,254   272,729   233,873
     Time Deposits Over $100,000     17,752    18,170     9,534
     Other Time Deposits            155,227   132,971   183,331
                                   --------  --------  --------
     Total Average Deposits        $569,994  $492,364  $490,724
                                   ========  ========  ========
           Time Deposits over $100,000 at December 31, 1993 had the following schedule of maturities (In Thousands):

        Three Months or Less       $  6,725
        Three to Six Months           1,717
        Six to Twelve Months          6,517
        Over Twelve Months            6,255
                                   --------
                 Total             $ 21,214
                                   ========
     RETURN ON EQUITY AND ASSETS
           The return on averageassets, return on average equity,dividend payout ratio and average equity to average assets ratio for the three years ended December 31, 1993 were as follows:

                                              1993        1992      1991

     Return on Average Total Assets           -0.82%      0.94%     0.86%
     Return on Average Stockholders' Equity  -11.92%     11.01%    10.53%
     Dividend Payout Ratio                    N/A        58.48%    62.69%
     Average Stockholders' Equity to
        Average Total Assets                   6.88%      8.56%     8.22%


     SHORT-TERM BORROWINGS
           Refer to Notes 9 and 10 to the consolidated financial statements for this information.


                 Distribution of Assets, Liabilities and Stockholders' Equity; Interest Rates and Interest Differential
      The following table presents the condensed annual average balance sheets for 1993, 1992 and 1991.  The total dollar amount of interest income from assets and the subsequent yields calculated on a taxable equivalent basis as well as the interest paid on interest bearing liablilities, expressed in dollars and rates are also shown in the table.

 (All Dollars are in Thousands)                      1993                          1992                          1991
                                         ----------------------------- ----------------------------- -----------------------------
                                                   Interest  Average             Interest  Average             Interest  Average
                                          Average   Income/  Yield/     Average   Income/  Yield/     Average   Income/  Yield/
 ASSETS:                                  Balance   Expense   Rate      Balance   Expense   Rate      Balance   Expense   Rate
  Investment Securities:                  --------  -------- --------   --------  -------- --------   --------  -------- --------
    U.S. Treasury and Agencies             $98,971   $3,655     3.69%    $92,184   $4,306     4.67%    $60,455   $3,881     6.42%
    States & Political Subdivisions            143       12     8.39%         10        1    10.00%         10        1    10.60%
    Other                                    8,900      667     7.49%      3,733      242     6.48%      4,897      357     7.29%
                                          --------  -------- --------   --------  -------- --------   --------  -------- --------
  Total Investment Securities             $108,014   $4,334     4.01%    $95,927   $4,549     4.74%    $65,362   $4,239     6.49%
                                          --------  -------- --------   --------  -------- --------   --------  -------- --------
  Loans, Net of Unearned Discount:
    Commercial (a) (b)                     111,353    9,236     8.29%    105,489   10,174     9.64%    132,453   13,854    10.46%
    Real Estate                            380,810   35,639     9.36%    317,865   32,685    10.28%    316,253   37,003    11.70%
    Consumer                                23,642    2,728    11.54%     18,692    2,239    11.98%     22,435    2,944    13.12%
                                          --------  -------- --------   --------  -------- --------   --------  -------- --------
  Total Loans                             $515,805  $47,603     9.23%   $442,046  $45,098    10.20%   $471,141  $53,802    11.42%
                                          --------  -------- --------   --------  -------- --------   --------  -------- --------
    Federal Funds Sold                      $3,230      $97     3.00%     $4,939     $168     3.40%     $1,303      $68     5.22%
                                          --------  -------- --------   --------  -------- --------   --------  -------- --------
  Total Earning Assets                    $627,049  $52,034     8.30%   $542,912  $49,815     9.18%   $537,806  $58,109    10.80%
                                          --------  -------- --------   --------  -------- --------   --------  -------- --------
    Reserve for Possible Loan Losses       (11,488)                       (7,480)                       (6,039)
    Cash and Due From Banks                 29,177                        27,312                        25,958
    Premises and Equipment                  15,166                        15,279                        15,952
    Other Assets                            45,611                        24,293                        18,665
                                          --------                      --------                      --------
 Total Assets                             $705,515                      $602,317                      $592,343
                                          ========                      ========                      ========
 LIABILITIES AND STOCKHOLDERS' EQUITY:
  Time Deposits:
    Savings, Money Market & NOW Accounts  $315,254   $8,546     2.71%   $277,330  $11,011     3.97%   $233,873  $12,987     5.55%
    Certificates of Deposit over $100,000      963       32     3.32%      1,630       56     3.44%      9,534      583     6.11%
    Other Time                             172,979    8,471     4.90%    143,624    8,622     6.00%    183,331   14,223     7.76%
                                          --------  -------- --------   --------  -------- --------   --------  -------- --------
  Total Time Deposits                     $489,196  $17,049     3.49%   $422,584  $19,689     4.66%   $426,738  $27,793     6.51%
                                          --------  -------- --------   --------  -------- --------   --------  -------- --------
    Federal Funds Purchased                  2,197       88     4.01%      1,791       94     5.25%      3,993      269     6.74%
    Securities Sold Under Agreement
      to Repurchase                          7,688      229     2.98%      5,117      187     3.65%      4,112      223     5.41%
    Demand Notes Due U.S. Treasury           3,540       97     2.74%      3,498      119     3.40%      3,729      192     5.15%
    Other Interest Bearing Liabilities       5,471      290     5.30%      3,672      264     7.19%      2,967      254     8.56%
    Debt                                    58,337    4,272     7.32%     42,171    3,698     8.77%     34,946    3,373     9.65%
                                          --------  -------- --------   --------  -------- --------   --------  -------- --------
  Total Interest Bearing Liabilities      $566,429  $22,025     3.89%   $478,833  $24,051     5.02%   $476,485  $32,104     6.74%
                                          --------  -------- --------   --------  -------- --------   --------  -------- --------
    Demand Deposits                         81,761                        68,324                        63,986
    Other Liabilities                        8,814                         3,612                         3,204
    Stockholders' Equity                    48,511                        51,548                        48,668
                                          --------                      --------                      --------
 Total Liabilities & Stockholders' Equity $705,515                      $602,317                      $592,343
                                          ========                      ========                      ========
 Net Interest Income (a)                            $30,009                       $25,764                       $26,005
                                                    ========                      ========                      ========
 Yield Spread                                                   4.41%                         4.15%                         4.07%
                                                                =====                         =====                         =====
 NET INTEREST INCOME TO EARNING ASSETS                          4.79%                         4.75%                         4.84%
                                                                =====                         =====                         =====

 (a) Tax exempt interest has been converted to a tax equivalent basis by tax effecting such interest at the Federal tax rate of 34%.
 (b) Includes non-accruing loans.


                                              Analysis of Changes in Net Interest Income

       The following table sets forth, for each major category of interest earning assets and interest bearing liabilities, the dollar amounts (in thousands) of interest income (calculated on a taxable equivalent basis) and interest expense and change therein for 1993 as compared with 1992 and 1992 as compared with 1991.

                                                   1993 vs 1992                                   1992 vs 1991
                                   -------------------------------------------    -------------------------------------------
                                                     Increase   --Due to (a)--                      Increase   --Due to (a)--
                                    1993     1992   (Decrease) Volume    Rate      1992     1991   (Decrease) Volume    Rate
                                   -------  -------  --------  -------  -------   -------  -------  --------  -------  -------
    Interest Income:
        Loans                      $47,603  $45,098    $2,505   $6,808  ($4,303)  $45,098  $53,802   ($8,704) ($3,051) ($5,654)
      Investment Income:
       Taxable                       4,322    4,548      (226)     637     (863)    4,548    4,238       310    1,407   (1,098)
       Non-Taxable                      12        1        11       11       (0)        1        1        (0)       0        0
      Federal Funds Sold                97      168       (71)     (51)     (20)      168       68       100      124      (24)
                                   -------  -------  --------  -------  -------   -------  -------  --------  -------  -------
         Total                     $52,034  $49,815    $2,219   $7,404  ($5,186)  $49,815  $58,109   ($8,294) ($1,521) ($6,776)
                                   -------  -------  --------  -------  -------   -------  -------  --------  -------  -------
    Less Interest Expense:
       Savings, Money Market
        & Now Accounts              $8,546  $11,011   ($2,465)  $1,028  ($3,493)  $11,011  $12,987   ($1,976)  $1,722  ($3,698)
       Certificates of Deposit
        Over $100,000                   32       56       (24)     (22)      (2)       56      583      (527)    (272)    (255)
       Other Time                    8,471    8,622      (151)   1,438   (1,589)    8,622   14,223    (5,601)  (2,378)  (3,223)
       Federal Funds Purchased          88       94        (6)      16      (22)       94      269      (175)    (116)     (59)
       Securities Sold Under
        Agreement to Repurchase        229      187        42       77      (35)      187      223       (36)      37      (72)
       Demand Note - U.S. Treasury      97      119       (22)       1      (23)      119      192       (73)      (8)     (65)
       Debt and Other Borrowings     4,562    3,962       600    1,282     (682)    3,962    3,627       335      683     (348)
                                   -------  -------  --------  -------  -------   -------  -------  --------  -------  -------
         Total                     $22,025  $24,051   ($2,026)  $3,820  ($5,847)  $24,051  $32,104   ($8,053)   ($332) ($7,721)
                                   -------  -------  --------  -------  -------   -------  -------  --------  -------  -------
         Net Interest Income       $30,009  $25,764    $4,245   $3,584     $660   $25,764  $26,005     ($241) ($1,190)    $945
                                   =======  =======  ========  =======  =======   =======  =======  ========  =======  =======

     (a)  The dollar amount of changes in interest income and interest expense attributable to changes in rate and volume has been allocated between rate and volume based upon the changes in rates times the first year's volume and the changes in volume times the current year's rate.

     Note:  Included in Interest Income are fees on loans totaling $4,598, $4,326 and $3,506 for the  years ended December 31,
    1993, 1992 and 1991, respectively.



         INVESTMENT SECURITIES
           The Company invests in securities with short maturities, consisting primarily of U.S. government securities. The Company's investment portfolio is used primarily to fund the seasonality of loan growth and deposit run-off as well as for asset/liability management purposes.
           The table below showsthe classification of the investmentportfolio by type of investment security based on lower of cost or market value at December 31, 1993, 1992, and 1991, respectively. In addition, the subsequent table shows the maturity distribution and weighted average yield of the investment portfolio by security type as of December 31, 1993. All dollar amounts are expressed in thousands.
                                                           December 31,
                                                    1993      1992       1991
     U.S. Treasury and Agency Obligations         $85,945   $103,187  $ 63,262
     Other Securities                               1,451      4,333     4,371
                                                  -------   --------  --------
        Total Investment Securities               $87,396   $107,530  $ 67,643
     Net Unrealized Depreciation                     (439)         0         0
                                                  --------  --------  --------
        Total                                     $86,957   $107,530  $ 67,643
                                                  =======   ========  ========
           The following table shows the maturity distribution and the weighted average yields of such investment portfolio and the securities as of December 31, 1993:

                                                        Book          Average
                                                       Value            Yield
     U.S. Treasury and Agency Obligations(thousands)
          Due Within 1 Year                           $     0             ---
          Due After 1 but Within 5 Years               85,714            3.71%
          Due After 5 but Within 10 Years                   0             ---
          Due After 10 Years                              231            7.67%
                                                      -------            -----
     Total                                            $85,945            3.72%
                                                      -------            -----
     Other Securities
          Due Within 1 Year                           $     0             ---
          Due After 1 but Within 5 Years                    0             ---
          Due After 5 but Within 10 Years                   0             ---
          Due After 10 Years                                0
          Equity Securities*                            1,451            3.64%
                                                     --------           ------
     Total                                           $  1,451            3.64%
                                                     --------           ------
     Total                                           $ 87,396            3.71%
                                                     ========           ======
     Total Securities
          Due Within 1 Year                          $      0             ---
          Due After 1 but Within 5 Years               85,714            3.71%
          Due After 5 but Within 10 Years                   0             ---
          Due After 10 Years                              231            7.67%
          Equity Securities*                            1,451            3.64%
                                                      -------           ------
     Total                                            $87,396            3.71%
                                                      =======           ======

     * Yields are adjusted to fully taxable equivalent basis, assuming a 34% Federal tax rate.

     LOAN PORTFOLIO

     The following tables display the composition of the Bank's loan portfolio for the consecutive five year period 1989 through 1993, along with a schedule profiling the loan maturity distribution over the next five years.


     COMPOSITION OF LOAN PORTFOLIO
           The table belowpresents the composition ofthe Bank's loan portfolioby type of loan as of December 31 for each of the past five years. All dollar amounts are expressed in thousands. Amounts are shown gross of net deferred loan fees of $1,310,416 in 1993, $1,183,400 in 1992, $1,098,100 in
     1991, $955,000 in 1990 and $950,000 in 1989, which principally relate to real estate mortgages.



                                        As of December 31,
     Type of Loan                   1993    1992     1991    1990     1989
     ------------                -------- -------- -------- -------- --------
     Commercial, Financial
      & Agricultural             $ 98,936 $ 76,141 $120,033 $129,830 $113,169
     Industrial Revenue Bonds       6,695    8,721   11,968   16,296   19,741
     Real Estate - Construction    30,526   18,776   16,392   23,763   69,282
     Real Estate - Mortgage       413,112  305,513  294,769  288,845  262,723
     Installment                   22,836   18,332   20,930   25,070   29,124
     Lease Financing                   42      630    1,769    4,144    6,005
     All Other Loans                1,324    1,422    4,287    7,452    2,071
                                 -------- -------- -------- -------- --------
          Total Loans            $573,471 $429,535 $470,148 $495,400 $502,115
                                 ======== ======== ======== ======== ========



     PROFILE OF LOAN MATURITY DISTRIBUTION
           The table below presents the distribution of the varying contractual maturities or repricing opportunities of the loan portfolio at December, 1993. All dollar amounts are expressed in thousands.

                                               Over One
                                   One Year     Through   Over Five
                                   Or Less      5 Years     Years     Total

     Commercial Loans, Industrial
      Revenue Bonds, Lease Financing
      and All Other Loans          $ 95,694     $  8,313  $  3,136   $107,143
     Real Estate Loans              398,319       26,971    18,130   $443,420
     Installment Loans               15,007        7,869        32    $22,908
                                   --------     --------  --------   --------
                                   $509,020     $ 43,153  $ 21,298   $573,471
                                   ========     ========  ========   ========


        Residential mortgage lending during 1993 was very active due to prevailing low interest rates for various mortgage products. Approximately 75% of the Bank's 1993 mortgage activity was for refinancing of existing debt. In 1993 a total of 1,098 one-to-four family residential mortgage loans were closed by the bank totaling $103.2 million. Approximately 95% of these originations were sold on the secondary market. The remaining 5%, or $4.9 million was placed in the Bank's portfolio. The Bank currently services $347.9 million in residential mortgage loans, $257.1 of which it services for other investors such as federal government agencies (FNMA and FHLMC) and for financial investors such as insurance companies and pension funds located outside Vermont. At the end of 1993, the Bank had 181 residential mortgage loans in various stages of processing. Approximately 68% of these loans were refinancings of existing debt.

          During 1993 the Bank continued to be very active in the U.S. Small Business Administration guaranteed loan program. Forty new loans totaling $7.1 million were originated during 1993 with SBA guarantees ranging from 70% to 90%. This represents an approximate decrease of 13% in originations over 1992. The reason for the decline in volume is believed to be the sluggish Vermont economy.

        In most instances the Bank sells the guaranteed portion of its SBA guaranteed loans to secondary investors outside Vermont. This selling activity has the positive effect on Vermont of importing capital into the State from other parts of the country. SBA guarantees are advantageous to the Bank because they reduce risk in the Bank's loan portfolio and allow the Bank to increase its commercial loan base and market share with minimal impact on capital.

        In June 1993, the Bank purchased certain assets of the New First National Bank of Vermont (NFNBV) from the Federal Deposit Insurance Corporation, Division of Liquidation. The bulk of the assets purchased were loans. Therefore, the majority of the net increase in assets, by loan category, occurred as a result of this acquisition.

        The Bank booked approximately $107,000,000 in new commercial loan business in 1993. This business was written primarily out of the Bank's Western Division.

     LOAN REVIEW

        The Bank's Board of Directors grants each loan officer the authority to originate loans on behalf of the Bank. The Board also establishes restrictions regarding the types of loans that may be granted and sets limits for each lender. These authorized lending limits are established at least annually and are based upon the lender's job assignment, training, and experience. Loan requests that exceed a lender's authority are referred to senior loan officers having higher lending authorities. All extensions of credit of $2.5 million to any one borrower, or related party interest, are reviewed and approved by the Bank's Board of Directors.

        By using a variety of management reports (new loans, largest exposures, delinquencies, watched assets), the Bank's loan portfolio is continuously monitored by the Board of Directors, senior loan officers, and the loan review department. The loan portfolio as a whole, as well as individual loans, are reviewed for loan performance, credit worthiness, and strength of documentation. Credit ratings are assigned to commercial loans and routinely are reviewed.

        All  loan officers are required to service their own loan portfolios and
     account relationships.   As necessary, loan officers  take remedial actions
     to assure full and timely payment of loan balances.



                            LOAN QUALITY AND RESERVES FOR
                             POSSIBLE LOAN LOSSES (RPLL)

        Merchants Bancshares, Inc. reviews the adequacy of the RPLL at least quarterly. The method used in determining the amount of the RPLL is not based upon maintaining a specific percentage of RPLL to total loans or total non-performing assets, but rather a comprehensive analytical process of assessing the credit risk inherent in the loan portfolio. This assessment incorporates a broad range of factors which are indicative of both general and specific credit risk, as well as a consistent methodology for quantifying probable credit losses. As part of the Merchants Bancshares, Inc.'s analysis of specific credit risk, a detailed and extensive review is done on larger credits and problematic credits identified on the watched asset list, non-performing asset listings, and credit rating reports.

        The more significant factors considered in the evaluation of the adequacy of the RPLL based on the analysis of general and specific credit risk include:

              Status of non-performing loans
              Status of adversely-classified credits
              Historic charge-off experience by major loan category Size and composition of the loan portfolio
              Concentrations of credit risk
              Renewals and extensions
              Current local and general economic conditions and trends Loan growth trends in the portfolio
              Off balance sheet credit risk relative to
               commitments to lend


        Overall, management maintains the RPLL at a level deemed to be adequate, in light of historical, current and prospective factors, to reflect the level of risk in the loan portfolio.

        An analysis of the allocation of the RPLL follows. Both the specific and general components of the RPLL are grouped by loan categories. The allocation of the RPLL is based upon loan loss experience, loan portfolio composition, and an assessment of possible loan losses in the categories shown.






                  Allocation of the Reserve for Possible Loan Losses
                                  December 31, 1993
                                   (000's omitted)
                                                            Percent of
                                                             loans in
      Balance at End of Period                   Percent   each category
      Applicable to:                  Amount    Allocation   to total
                                                              Loans

      Domestic:
      Commercial, Financial, and
      Agricultural & IRB's              $6,500        32%       19%
      Real Estate - Construction         2,000        10%        5%
      Real Estate - Mortgage            11,000        55%       72%
      Installment Loans to                 350         2%        4%
      Individuals
      Lease Financing                       25
      All Other Loans                      185         1%
                                       -------       ----      ----
                            Total:     $20,060       100%      100%
                                       =======       ====      ====
        Key data that are used in the assessment of the loan portfolio and the analysis of the adequacy of the RPLL are presented in the tables and
     schedules  that follow  in  this  discussion.   Loan  loss  experience  and
     nonperforming asset data are presented and discussed in relation to their impact on the adequacy of the RPLL.


          The table below reflects the Bank's loan loss experience and activity in the RPLL for the past five years. All dollar amounts are expressed in thousands.

     LOAN LOSSES AND RPLL RECONCILIATION

                                           Year Ended December 31,
                                    1993      1992     1991     1990     1989
     Average Loans Outstanding    $578,187 $447,652 $471,141 $482,756 $482,582
     Reserve for Possible Loan
      Losses at Beginning of Year    7,412    6,650    5,075    5,151    4,358
     Loans Charged Off (NOTE 1):
       Commercial, Lease Financing
          and all Other Loans       (5,567)  (2,938)  (3,367)  (2,318)  (1,162)
       Real Estate - Construction     (275)    (253)  (1,802)       0        0
       Real Estate - Mortgage       (7,651)  (4,096)    (718)  (2,236)    (175)
       Installment & Credit Cards     (459)    (452)    (617)    (575)    (463)
                                  --------- -------- -------- -------- --------
     Total Loans Charged Off      ($13,952) ($7,739) ($6,504) ($5,129) ($1,800)

     Recoveries on Loans:
       Commercial, Lease Financing
         and all Other Loans           392      232      366      471       22
       Real Estate - Construction        0        0      379        0        0
       Real Estate - Mortgage          301      108        0        3        5
       Installment & Credit Cards       85      111       91       87       86
                                   --------  -------  -------  -------  -------
     Total Recoveries on Loans      $  778   $  451    $ 836    $ 561    $ 113
     Net Loans Charged Off         (13,174)  (7,288)  (5,668)  (4,568)  (1,687)
     Provision for Loan Losses
       Charged to Operations
        (NOTE 2)                    23,822   8,050     7,243    4,492    2,480
     Loan Loss Reserve-Acquired
       Loans (NOTE 3)                2,000    ---       ---       ---     ---
                                   -------- -------- -------- -------- --------
     Reserve for Possible Loan
        Losses at End of Year      $20,060   $7,412   $6,650   $5,075   $5,151
                                   ======== ======== ======== ======== ========
     Loan Loss Reserve to Total
        Loans at Year End            3.50%     1.73%    1.41%    1.03%    1.03%
     Ratio of Net Charge-Offs
        During the Year to
        Average Loans Outstanding
        During the Year              2.28%     1.63%    1.20%    0.95%    0.35%

     NOTE 1:  Prior to 1991, loans  secured by real  estate were not  broken out
     between  construction   and  permanent  financing  for   purposes  of  loan
     charge-off and recovery analysis.

     NOTE 2: The loan loss provision is charged to operations. When actual losses differ from these estimates, and if considered necessary, they are reported in operations in the periods in which they become known.

     NOTE 3: See Note 2 to the consolidated financial statements regarding the acquisition of New First National Bank of Vermont.



         The increase in the reserve for possible loan losses from $7,412,000 at December 31, 1992 to $20,060,000 at December 31, 1993, reflects management's efforts to maintain the reserve at an appropriate level to provide for potential loan losses based on an evaluation of known and inherent risks in the loan portfolio. Given the continued slow pace in the economy which affected many of the Company's borrowers in 1993, and the increase in nonperforming assets, management determined that a significant increase in the reserve was appropriate. The provision for possible loan losses increased from $8,050,000 for 1992 to $23,822,000 in 1993.

     NON-PERFORMING ASSETS
     ---------------------
         The following tables summarize the Bank's non-performing assets. The first table shows a breakout of nonperforming assets covered by a loss sharing arrangement related to the acquisition of the NFNBV on June 4, 1993. The terms of the Purchase and Assumption Agreement related to the purchase of NFNBV require that the FDIC pay the Bank 80% of net charge-offs up to $41,100,000 on any loans that qualify as loss sharing loans for a period of three years from the date of the acquisition. If net charge offs on qualifying loss sharing loans exceed $41,100,000 during the three year period, the FDIC is required to pay 95% of such qualifying charge offs. This arrangement significantly reduces the exposure that the Bank faces on Nonperforming assets (NPAs) that are covered by loss sharing. As of December 31, 1993 NPAs covered by loss sharing totaled approximately $17,469,000. The aggregate amount of loans covered by the loss sharing arrangement at December 31, 1993 was $132,879,000.

                                              Loss Sharing
                                   Loans         Assets        Total
                                -----------   -----------     -----------
     Nonaccrual loans           $29,712,089   $17,356,607     $47,068,696
     Restructured loans           2,772,783        68,389       2,841,172
     Loans Past due 90 days
      or more and still accruing    712,391         2,978         715,369
     Other Real Estate Owned     13,633,383        40,876      13,674,259
                                -----------   -----------     -----------
     Total                      $46,830,646   $17,468,850     $64,299,496
                                ===========   ===========     ===========

     The second table shows nonperforming assets as of year end 1989 through 1993 (in thousands):

                                  1993      1992      1991      1990   1989
                                -------   -------   -------   ------- -------
     Nonaccrual Loans            $47,069   $12,148   $ 8,333   $ 2,914 $ 2,893

     Loans Past Due 90 Days or
      More and Still Accruing        715     7,251     8,613     5,908   5,964

     Renegotiated Loans            2,841     1,838     5,679         0       0
                                 -------    -------  -------    ------  ------
     Total Non-Performing Loans  $50,625   $21,237   $22,625   $ 8,822  $8,857

     Other Real Estate Owned      13,674    12,661     6,110     4,652     318
                                 -------   -------   -------    ------  ------
     Total Non-Performing Assets $64,299   $33,898   $28,735   $13,474  $9,175
                                 =======   =======   =======   ======  ======

     Percentage of Non-Performing
       Assets to Total Loans plus
       Other Real Estate Owned    8.83%     4.94%     4.81%   1.78%    1.76%

     Percentage of Non-Performing
       Loans to Total Loans      10.95%     7.67%      6.03%    2.70%   1.83%
                                =======    =======    ======   ======  ======

         The nonperforming assets table above shows an increasing trend in nonperforming assets in general. Historically, the Company has worked closely with borrowers and also pursued vigorous collection efforts. As the local recession continued and property values declined further, the Company redoubled its efforts to collect troubled assets. Policies and procedures related to collection of nonaccruing assets in particular were examined. Additionally, the Company enhanced its Loan Review and Loan Workout functions to provide additional resources to address nonperforming assets. Based partly on the continued increases in nonperforming assets in 1993, management significantly increased provisions for possible loan losses during 1993, resulting in a reserve level of $20,060,000 at year end 1993. During the fourth quarter of 1993, as a result of significant increases in nonperforming assets and continuing weakness in the regional economy, the Company provided reserves for possible loan losses of $5 million in addition to the planned provision of $1.75 million for the quarter.

         Based upon the result of the Company's assessment of the factors affecting the RPLL, as noted in this discussion, management determined that the balance of the RPLL at December 31, 1993, is adequate.

     DISCUSSION  OF 1993 EVENTS AFFECTING  THE RESERVE FOR  POSSIBLE LOAN LOSSES
     (RPLL)
         Non-performing assets at year end 1993 increased from $33,899,000 at December 31, 1992 to $64,299,000 at December 31, 1993. $19,637,000 of
     the increase was the direct result of the acquisition of NFNBV. As discussed, $17,469,000 of the NPAs at December 31, 1993 are covered under a loss sharing arrangement with the FDIC and represent significantly reduced credit exposure to the Bank. The individual categories of NPA's are shown below:

                               12-31-93  9-30-93  6-30-93  3-31-93  12-31-92
                               --------  -------  -------  -------  --------
      Non-Accrual Loans         $47,069  $34,280  $27,190   $6,719   $12,148

      Loans Past Due 90 days        715    3,144    8,566    6,827    7,251
      or more and Still
      Accruing
      Restructured Loans          2,841    3,106      763    7,992    1,838

      Other Real Estate Owned     6,235    6,249    3,712    5,245    3,874

      Insubstance Foreclosure     7,439    8,125   10,863    8,705    8,787
                                -------  -------  -------  -------  -------
      Total:                    $64,299  $54,904  $51,094  $35,488  $33,898
                                =======  =======  =======  =======  =======



        All categories of NPAs had significant changes during 1993. The events affecting each category of NPAs are discussed below:

     NON-ACCRUAL LOANS:
     ------------------
        The migration of loans 90 days or more overdue and still accruing, and the acquisition of NFNBV principally accounted for the increase in nonaccrual loans of $34,921,000 from December 31, 1992 to December 31, 1993. $19,525,000 is directly attributable to the acquisition of NFNBV. Of the $19,525,000 amount $17,357,000 is covered by the loss sharing arrangement with the FDIC. The remainder of the increase results from the migration of loans 90 days or more overdue.

     LOANS PAST DUE 90 DAYS OR MORE AND STILL ACCRUING:
     --------------------------------------------------
        The net decline in this category of $6,536,000 results primarily from the migration of these loans to non-accruing.

        Loans Past Due 90 Days or More and Still Accruing were briefly inflated during the quarter ended June 30, 1993. This resulted from a provision in the Purchase and Assumption Agreement with the FDIC that allowed the Bank to accrue 90 days of additional interest from the June 4, 1993 acquisition date. The accrued interest associated with these loans was covered by the loss sharing arrangement previously described.

     RESTRUCTURED LOANS:
     -------------------
        The significant events affecting this category include the migration to Other Real Estate Owned (OREO) of a commercial office and retail shopping center for $2,000,000 and a commercial office building for $640,000. One loan of $955,000 was paid off. Significant charge downs in two loans were taken in the amounts of $990,000 and $798,000. The remaining balance of these two loans are included in the nonaccruing TDR amount previously mentioned.

     OTHER REAL ESTATE OWNED AND INSUBSTANCE FORECLOSURE:
     ----------------------------------------------------
        The increase in OREO resulted primarily from three properties being acquired - a retail shopping and commercial office space center for
     $2,000,000, a residential building development for $560,000, and a commercial office building for $640,000. The Bank had notable success in the first half of 1993 in disposing of OREO and continues to aggressively market such properties.

        OREO includes specific assets to which legal title has been taken as the result of transactions related to real estate loans.

        The criteria for designation of loans as in-substance foreclosure are that the debtor has little or no equity in the collateral, proceeds for repayment of the loan will come only from the operation or sale of the collateral, and the debtor has formally or effectively abandoned control of the assets or is not expected to rebuild equity in the collateral. The collateral underlying these loans is recorded at the lower of cost or market value less estimated selling costs.

        The total amount of Other Real Estate Owned and In-Substance Foreclosure at December 31 in each of the last five years is as follows:

                                 1993     1992     1991     1990     1989
                                ------   ------   ------   ------   ------
      Other Real Estate Owned   $6,235   $3,874   $2,650   $1,968    $318
            In-Substance        $7,439   $8,787   $3,460   $2,684
                               -------  -------   ------   ------   ------
      Total:                   $13,674  $12,661   $6,110   $4,652    $318
                               =======  =======   ======   ======   ======

     POLICIES AND PROCEDURES RELATING TO THE ACCRUAL OF INTEREST INCOME
     ------------------------------------------------------------------
        The Bank normally recognizes income on earning assets on the accrual basis, which calls for the recognition of income as earned, as opposed to when it is collected.

        The Bank's policy is to discontinue the accrual of interest on loans when scheduled payments become contractually past due in excess of 90 days and, in the judgement of management, the ultimate collectability of principal or interest becomes doubtful. The amount of interest which was not earned but which would have been earned had the nonaccrual and re-structured loans performed in accordance with their original terms and conditions was approximately $2,688,000 and $1,268,000 in 1993 and 1992, respectively.

        In addition to the above policy, interest previously accrued is reversed if management deems the past due conditions to be an indication of uncollectability. Also, loans may be placed on a nonaccrual basis at any time prior to the period specified above if management deems such action to be appropriate.

     ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          Management's Discussion and Analysis of the Financial Condition and Results of Operations as contained on pages 25 through 29 of the Company's 1993 Annual Report to Shareholders is incorporated herein by reference.

     ITEM 8 -  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The consolidated balance sheets of Merchants Bancshares, Inc. of December 31, 1993 and 1992, and the related consolidated statements of income, changes in stockholders' equity and cash flows, for each of the three years in the period ended December 31, 1993 together with the related notes and the opinion of Arthur Andersen & Co., independent public accountants, all as contained on pages 7 through 24 of the Company's 1993 Annual Report to Shareholders are incorporated herein by reference.

     ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                                     Part III
                                     --------

     ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers, directors and ten percent shareholders to file initial reports of ownership and reports of changes of ownership of the Company's common stock with the Securities and Exchange Commission. Based upon a review of these filings, there were no late filings of SEC Form 4's during 1993.

     ITEM 11 - EXECUTIVE COMPENSATION

     ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Reference is hereby made to pages 3 through 13 of the Company's Proxy Statement to Shareholders dated April 21, 1994, wherein pursuant to Regulation 14 A information concerning the above subjects (Items 10 through 13) is incorporated by reference.

        Pursuant to Rule 12 b-23, definitive copies of the Proxy Statement will be filed within 120 days subsequent to the end of the Company's fiscal year covered by Form 10-K.

                                       PART IV
                                       -------
     ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (1) The following consolidated financial statements as included in the 1993 Annual Report to Shareholders, are incorporated herein by reference:

          Consolidated Balance Sheets, December 31, 1993 and December 31, 1992.

          Consolidated Statements of Income for years ended December 31, 1993, 1992, 1991.

          Consolidated Statements of Changes in Stockholder's Equity for years ended December 31, 1993, 1992, 1991.

          Consolidated Statements of Cash Flows for the years ended December 31, 1993, 1992, 1991.

          Notes to Consolidated Financial Statements, December 31, 1993.

     (2) The following exhibits are either filed or attached as part of this report, or are incorporated herein by reference.



        Exhibit               Description

        (3a) Restated Certificate of Incorporation of the Company, filed on April 25, 1987 as Exhibit B to the Proxy Statement filed as part of the pre-effective amendment No. 1 to the Company's Registration Statement on Form S-14 (Registration No. 2-86103) is incorporated herein by reference.

        (3b) Amended By-Laws of the Company, filed on April 25, 1987 as Exhibit C to the Company's Proxy Statement is incorporated herein by reference.

        (4) Investments, defining the rights of security holders including indentures; incorporated by reference from the Registrant's Form S-14 Registration Statement (Registration No. 2-86103), as filed on September 14, 1983.

        (10)   Material Contracts:   The following are  major contracts preceded
               by applicable number to Registrant's Form S-14 (Registration No. 2-86103) and are incorporated herein by reference.

        15 (10a) Service Agreement as amended between First Data Resources, Inc., and Registrant dated June 1993 (effective through May 1998) for Mastercard Services.

        17 (10c) 401(k) Employee Stock Ownership Plan of Registrant, dated January 1, 1990, for the employees of the Bank.

        19 (10d) Merchants Bank Pension Plan, as amended and restated on January 1, 1989, for employees of the Bank.

        20     (10e)   Agreement  between  Specialty   Underwriters,  Inc.,  and
               Registrant dated January 12, 1993 for equipment maintenance services.

        (11)   Statement re:  computation of per share earnings.

        (13)   1993  Annual   Report  to  Shareholders  is   furnished  for  the
               information of the Commission only and is not to be deemed filed as part of this report, except as expressly provided herein.

        (23) The Registrant's Proxy Statement to Shareholders for the calendar year ended December 31, 1993 will be filed within 120 days after the end of the Company's fiscal year.

             Other schedules are omitted because of the absence of conditions under which they are required, or because the required information is provided in the financial statements or notes thereto.

        (23a)    Reports on Form 8-K
             The Company filed a Form 8-K with the Securities and Exchange Commission on June 4, 1993.

             This report detailed the terms and conditions of a Purchase and Assumption Agreement among the Federal Deposit Insurance Corporation, Receiver of the New First National Bank of Vermont, National Association, the Federal Deposit Insurance Corporation and The Merchants Bank, dated June 4, 1993.

     INDEMNIFICATION UNDERTAKING BY REGISTRANT

        In connection with Registrant's Form S-8 Registration Statement under the Securities Act of 1933 with respect to the Registrant's 401(k) Employee Stock Ownership Plan, the Registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into such Registration Statement on Form S-8:

        Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of the registrant pursuant to the foregoing provisions, or otherwise, the registrant has been advised that in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the registrant of expenses incurred or paid by a director, officer or controlling person of the registrant in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the registrant will, unless in the opinion of its counsel, the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.


                                       SIGNATURES
                                       ----------

        Pursuant to the requirement of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on it's behalf by the undersigned, thereunto duly authorized.


                         Merchants Bancshares, Inc.


     Date March 25, 1994                    By    s/Dudley H. Davis
                                            --------------------------------
                                            Dudley H. Davis, President & CEO

        Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of MERCHANTS BANCSHARES, INC., and in the capacities and on the date as indicated.


     by                                 by  s/ Dudley H. Davis
     -----------------------------      ------------------------------------
     Charles A. Davis, Director         Dudley H. Davis, Director, President
                                         & CEO of the Company and the Bank


     by  s/ Jeffrey L. Davis            by  s/ Jack DuBrul II
     -----------------------------      ------------------------------------
     Jeffrey L. Davis, Director         Jack DuBrul, II, Director


     by s/ Michael G. Furlong           by
     -----------------------------      ------------------------------------
     Michael G. Furlong, Director       Thomas F. Murphy, Director


     by s/ Edward W. Haase               by   s/ Leo O'Brien, Jr.
     -----------------------------       -----------------------------------
     Edward W. Haase, Treasurer of the   Leo O'Brien, Jr, Director
      Company and the Bank, Senior Vice
      President and Controller of the Bank


     by                                  by
     -----------------------------       -----------------------------------
     Raymond C. Pecor, Jr., Director     Patrick S. Robins, Director


     by                                  by  s/ Robert A. Skiff
     -----------------------------       -----------------------------------
     Benjamin F. Schweyer, Director      Robert A. Skiff, Director


     by s/ Susan D. Struble
     -----------------------------
     Susan D. Struble, Director