Form 10-Q
period 1994-01-31
MERCHANTS BANCSHARES INC
filed 1994-05-13
CIK 726517

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


               QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                      FOR THE QUARTER ENDED MARCH 31, 1994
                         COMMISSION FILE NUMBER 0-11595

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

      4,242,927 Shares Common Stock, $.01 Par Outstanding March 31, 1994.





























                              Merchants Bancshares, Inc.

                                 Index to form 10 - Q

   Part 1                                                                 Page
        Item 1    Financial Statements                                     1
                  Consolidated Balance Sheets March 31, 1994 and 1993
                  and December 31, 1993

                  Consolidated Statements of Income for the three          2
                  months ended March 31, 1994 and 1993

                  Consolidated Statement of Stockholders' Equity for       3
                  the three months ended March 31, 1994 and 1993 and the year ended December 31, 1993

                  Consolidated Statments of Cash Flows for the three       4
                  months ended March 31, 1994 and 1993

                  Footnotes to Financial Statements as of March 31, 1994   5-7

        Item 2    Management's discussion and Analysis of Financial        8-15
                  Condition and results of operations


   Part II - Other Information                                             16

        Item 1    Legal Proceedings                                        16

        Item 2    Changes in securities                                   None

        Item 3    Defaults upon Senior Securities                         None

        Item 4    Submission of matters to a vote of Security Holders     None

        Item 5    Other information                                       None

        Item 6    Exhibits and reports on form 8 - K                      None

   Signatures                                                              17








                                 MERCHANTS BANCSHARES, INC.
                                 CONSOLIDATED BALANCE SHEET
                                          UNAUDITED
                                (Dollar Amounts in Thousands)
                                                           RESTATED
                                                March 31   March 31 DECEMBER 31
                                                  1994       1993       1993
ASSETS                                          ---------  ---------  ---------
 Cash and Due From Banks                      $   28,191 $   25,841 $   30,588
 Federal Funds Sold                                8,800          0          0
 Debt Securities Available for Sale               83,697    109,248     85,506
 Marketable Equity Securities                      1,487      1,226      1,452
                                                ---------  ---------  ---------
   Total Investments                              85,184    110,474     86,958
 Loans                                           415,255    425,120    440,592
 Segregated Assets                               121,773          0    132,879
   Less: Reserve for Possible Loan Losses        (16,642)   (11,598)   (20,060)
                                                ---------  ---------  ---------
   Net Loans                                     520,386    413,522    553,411
 FHLB Stock                                        6,856      4,117      5,574
 Bank Premises and Equipment                      15,839     14,299     16,148
 Investment in Housing Partnerships                4,751      5,456      4,610
 OREO and Insubstance Foreclosure                 15,214     12,333     13,674
 Other Assets                                     25,550     14,156     24,085
                                                ---------  ---------  ---------
      Total Assets                            $  710,771 $  600,198 $  735,048
                                                =========  =========  =========
LIABILITIES AND STOCKHOLDERS' EQUITY
 Deposits:
   Demand                                     $   82,858 $   60,879 $   96,413
   Savings, NOW and Money Market Accounts        311,887    281,379    321,821
   Certificates of Deposit $100,000 and Over      17,960      7,156     21,215
   Other Time                                    178,415    116,356    179,860
                                                ---------  ---------  ---------
      Total Deposits                             591,120    465,770    619,309
 Fed Funds Purchased & Short Term Borrowings      12,000     14,600      7,500
 Securities Sold U/A to Repurchase                     0      6,338      1,681
 Demand Note Due U/S Treasury                      4,381      3,921      5,743
 Other Liabilities                                 9,887      9,563      8,462
                                                ---------  ---------  ---------
      Total Liabilities                          617,388    500,192    642,695
 Long-Term Debt                                   46,632     49,036     46,633
Stockholders' Equity
 Common Stock, $.01 Par Value                         42         42         42
    Shares Authorized               4,700,000
    Outstanding, Current Year       4,242,927
                 Previous Year      4,242,927
                 December 31, 1993  4,242,927
 Treasury Stock (at Cost)                           (179)      (353)      (179)
 Surplus                                          30,648     30,644     30,647
 Undivided Profits                                16,838     20,637     15,354
 Valuation Allowance-Investments (Net of Taxes)     (598)         0       (144)
                                                ---------  ---------  ---------
      Total Stockholders' Equity                  46,751     50,970     45,720
                                                 --------   --------   --------
     Total Liabilities and Sharehold Equity   $  710,771 $  600,198 $  735,048
                                                =========  =========  =========
  Book Value per Share                            $11.05     $12.08     $10.74

                            MERCHANTS BANCSHARES, INC.
                         CONSOLIDATED STATEMENT OF OPERATIONS
                                    UNAUDITED
               (Dollar Amounts in Thousands, Except for Per Share Data)
                                                                   RESTATED
                                                    Quarter Ended March 31,
                                                       1994          1993
      Interest Income:
       Interest on Loans                          $    11,335   $     9,002
      Investment Income:
         Obligations of U.S. Government                   791         1,005
      Other                                               131           107
      Federal Funds Sold                                   62            13
                                                    ----------    ----------
                                                  $    12,319   $    10,127
                                                    ----------    ----------
      Interest Expense:
        Interest on Deposits                      $     4,181   $     3,590
        Interest on Capital Notes
          and Other Borrowings                          1,233         1,189
                                                    ----------    ----------
                                                  $     5,414   $     4,779
                                                    ----------    ----------
      Net Interest Income                         $     6,905   $     5,348
       Provision for Possible Loan Losses               1,250         5,008
                                                    ----------    ----------
       Net Interest Income after
        Provision for Possible Loan Losses        $     5,655   $       340
      Other Income:                                 ----------    ----------
       Fees on Loans                              $     1,030   $       933
       Service Charges on Deposits                        891           747
       Other                                            1,213         2,475
                                                    ----------    ----------
                                                  $     3,134   $     4,155
      Other Expenses:                               ----------    ----------
       Salaries and Wages                         $     2,559   $     1,947
       Employee Benefits                                  670           619
       Occupancy Expense, Net                             693           448
       Equipment Expense                                  466           404
       Low Income Housing Losses                          223           232
       Expenses Other Real Estate Owned                   338           620
       Other                                            2,156         1,487
                                                    ----------    ----------
                                                  $     7,105   $     5,757
                                                    ----------    ----------

      Income (Loss) Before Income Taxes           $     1,684   $    (1,262)
      Provision (Benefit) for Income Taxes                246          (792)
                                                    ----------    ----------
      Net Income (Loss)                           $     1,438   $      (470)
                                                    ==========    ==========
      Per Common Share Net Income (Loss)          $      0.34   $     (0.11)
                                                    ==========    ==========
      Dividends Paid Per Share                    $      0.00   $      0.20
                                                    ==========    ==========
      Weighted Average Common Shares                4,230,193     4,174,914



                                   MERCHANTS BANCSHARES, INC.
                           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                              FOR THE YEAR ENDED DECEMBER 31, 1993 AND
                           THE THREE MONTHS ENDED MARCH 31, 1994 AND 1993
                                           UNAUDITED
                                      (Thousands of Dollars)





                                                                            Net
                                                                         Unrealized    Total
                                 Common             Undivided  Treasury  Depreciation Equity
                                  Stock   Surplus    Profits    Stock    Securities   Capital
                                 -------  --------   --------   -------   --------    --------
 Balance - December 31, 1992    $    42  $ 30,636  $  21,949  $   (424) $        0  $  52,203
   Net Loss                                             (470)                            (470)
   Treasury Stock Transactions                  8          7        71                     86
   Cash Dividend ($.20 per share)                       (849)                            (849)
                                  -------  ------    -------    -------   --------    -------
 Balance - March 31, 1993       $    42  $ 30,644  $  20,637  $   (353) $        0  $  50,970
   Net Loss                                           (5,311)                          (5,311)
   Treasury Stock Transactions                  4         27       174                    205
   Change in Net Unrealized
     Depreciation of Investment
     Securities                                                               (144)      (144)
                                  -------  ------    -------    -------   --------    -------
 Balance - December 31, 1993    $    42  $ 30,648  $  15,353  $   (179) $     (144) $  45,720
   Net Income                                          1,485                            1,485
   Change in Net Unrealized
     Depreciation of Investment
     Securities                                                               (454)      (454)
                                  -------  -------   -------    -------   --------    -------
 Balance - March 31, 1994       $    42  $ 30,648  $  16,838  $   (179) $     (598) $  46,751
                                  =======  =======   =======    =======   ========    =======







                                                        3

                          MERCHANTS BANCSHARES, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   UNAUDITED
                         (Dollar Amounts in Thousands)


              For the Three Months Ended March 31,       1994       1993
CASH FLOWS FROM OPERATING ACTIVITIES:                   -------    -------
Net Income (Loss)                                    $    1,438  $    (470)
Adjustments to Reconcile Net Income to Net
 Cash Provided by Operating Activities:
  Provision for Possible Loan Losses                      1,250      5,008
  Provision for Depreciation and Amortization               512        407
  Prepaid income taxes                                      226     (1,375)
  Imputed Gain on Sale of Loans                             (65)       (84)
  Net Gains on Sales of Investment Securities                 0      1,275
  Net Gains on Sales of Loans and Leases                    (39)       (14)
  Equity in Losses Real Estate Ltd Partnerships             223        232
(Increase) Decrease in Interest Receivable                 (410)     1,186
Increase in Interest Payable                                941        547
(Increase) Decrease in Other Assets                      (1,072)       813
Increase (Decrease) in Other Liabilities                    485      2,210
                                                        -------    -------
  Net Cash Provided by Operating Activities          $    3,489  $   9,735
                                                        -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from Sales of Investment Securities       $        0  $ 144,509
  Proceeds from Sales of Loans and Leases                18,167     17,295
  Purchases of Investment Securities                          0   (147,890)
  Loans Originated, Net of Principal Repayments          11,936    (12,075)
  Purchases of Premises and Equipment                      (480)       (38)
  Decrease in Net Investment - Leases                        24        214
                                                        -------    -------
    Net Cash Provided by Investing Activities        $   29,647  $   2,015
                                                        -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Net Decrease in Deposits                           $  (28,189) $ (38,283)
  Net Increase in Short-term Borrowing                    1,457     16,394
  Principal Payments on Long-Term Debt                       (1)        (1)
  Acquisition of Treasury Stock                               0       (132)
  Cash Dividends Paid                                         0       (843)
  Sale of Treasury Stock                                      0        212
                                                        -------    -------
    Net Cash Used in Financing Activities            $  (26,733) $ (22,653)
                                                        -------    -------
Decrease in Cash and Cash Equivalents                     6,403    (10,903)
Cash and Cash Equivalents at January 1                   30,588     36,744
                                                        -------    -------
Cash and Cash Equivalents at March 31                $   36,991  $  25,841
                                                        =======    =======
Total Interest Payments                              $    4,473  $   4,233
Total Income Tax Payments                            $        0  $       0

                              MERCHANTS BANCSHARES, INC
                                    MARCH 31, 1994

          NOTES TO FINANCIAL STATEMENTS:
          NOTE 1:  CURRENT OPERATING ENVIRONMENT AND REGULATORY MATTERS
              As of March31, 1993, the Federal DepositInsurance Corporation (the FDIC) and the State of Vermont Department of Banking, Insurance and Securities (the Commissioner) conducted a joint field examination of the Bank. As a result of this examination, the Bank entered into a Memorandum of Understanding (MOU) with the FDIC and the Commissioner on October 29, 1993. Under the terms of the MOU, the Bank is required to, among other things, maintain a leverage capital ratio of at least 5.5%, revise certain operating policies, enhance certain loan review procedures, refrain from declaring dividends and correct certain technical exceptions and violations of applicable regulations. The dividend limitation includes dividends paid by the Bank to the Company. The Company services senior subordinated debt, which requires semiannual interest payments and an annual principal payment of $2.4 million through 1996. The MOU permits the repayment of certain advances totaling approximately $3.3 million which were outstanding at March 31, 1994. The repayment of such advances, together with the Company's cash on hand at March 31, 1994 is sufficient to service the senior debt until May, 1995. The Bank was also directed by the FDIC to increase the reserve for possible loan losses by approximately $12 million and to charge off loans totaling approximately $8 million at the conclusion of the examination in June, 1993. Based on subsequent discussions with the FDIC and additional review of certain credit information in connection with the examination, management decided to amend the Bank's call reports and Forms 10-Q for the quarters ended March 31, 1993 and June 30, 1993 to allocate $3 million of the additional provision for possible loan losses originally recorded in the quarter ended June 30, 1993 to the quarter ended March 31, 1993.
              As of February 18, 1994, the Company and the Federal Reserve Bank of Boston (the Federal Reserve) entered into an agreement requiring the Company to submit to the Federal Reserve, among other things, a capital plan, a dividend policy, a debt service plan and a management assessment. In addition, the Company may not declare or pay a dividend without the approval of the Federal Reserve.
              Managementbelieves the Bank andthe Company are in substantial compliance with the provisions of the MOU and the written agreement with the Federal Reserve as of March 31, 1994.
              OnMarch 31, 1994, the FDIC and the Commissioner completed the field work related to their most recent examination of the bank as of December 31, 1993. Although the FDIC and the Commissioner have not yet issued the formal examination report, management believes that the results of the examination will not have a significant impact on the Company's financial statements.
              Failure to maintainthe minimum leverage capital ratio of 5.5% included in the MOU or compliance with other provisions of the MOU, or the agreement with the Federal Reserve, could subject the Bank or the Company to additional actions by the regulatory authorities.
                                              5

          NOTE 2: ACQUISITION
              OnJune 4, 1993, the Bank purchased certain assets and assumed the deposits and certain other liabilities of the New First
          National Bank of Vermont (NFNBV) from the FDIC. NFNBV was a three bank holding company conducting banking activities primarily in central and northern Vermont. NFNBV had been taken over by the FDIC in January 1993. The acquisition involved an assumption of net deposits and liabilities which resulted in the Bank receiving a cash payment from the FDIC of approximately $5.7 million. The Bank subsequently acquired certain NFNBV property and equipment from the FDIC for approximately $1.5 million which was paid to the FDIC in April, 1994. The acquisition was accounted for using the purchase method of accounting and accordingly, the acquired assets and liabilities were recorded at their estimated fair market values at the date of acquisition. The operating results related to NFNBV are included in the
          Company's  statement   of  operations  since  the   date  of  the
          acquisition.
              Included in the purchaseprice allocation is the establishment of an allowance for possible loan losses of $2 million and a core deposit intangible of approximately $4.5 million, being amortized over 15 years using the straight line method. The fair market value of assets acquired and liabilities assumed was:
                          (Dollar amounts in thousands)
                    Cash                               $   5,290
                    Federal Funds Sold                     6,075
                    Investment Securities                  4,118
                    Loans                                 23,909
                    Segregated Assets                    154,537
                    Allowance for Possible Loan Losses    (2,000)
                    Premises and Equipment                 1,509
                    Other Assets                           1,523
                    Core Deposit Intangible                4,478
                    Deposits                            (203,031)
                    Other Liabilities                       (537)
                                                        --------
                    Cash Payment From the FDIC, Net of
                    Settlement Amount for Premises     $   4,129
                                                       ==========
              Summarized below are the results of operation on an unaudited pro forma basis, as if NFNBV had been acquired on January 1, 1992, based on the Company's audited historical results of operations for 1992 and NFNBV's unaudited historical results of operations for the period October 1, 1991 to September 30, 1992, giving effect to certain pro forma adjustments. This information does not purport to be indicative of the results of operations that would have occurred had the purchase been made on January 1, 1992 or of future results of operations of the combined companies. No pro forma information is presented for the period January 1, 1993 to the date of the acquisition because no accurate financial information is available relative to NFNBV's operations from the FDIC.

                                                       Pro Forma 1992
               (In thousands except per share data)    --------------
                    Net Interest Income                   $36,185
                    Net Income                              7,463
                    Earnings Per Share                       1.83

              In computing the pro forma net income, adjustments were recognized to give effect to a reduced provision for possible loan losses and other real estate owned (OREO) expenses, resulting from loss sharing and the transfer of problem loans and OREO to the FDIC prior to acquisition, amortization of the core deposit intangible and reduced operating expenses relating to regulatory actions.
              Under the terms of the acquisition, the Company will receive financial assistance (loss sharing) with respect to certain acquired loans charged-off by the Company during the three years subsequent to the acquisition. The FDIc will reimburse the Company, on a quarterly basis, 80% of net charge-offs and certain expenses related to loans subject to loss sharing up to cumulative losses aggregating $41.1 million, after which the reimbursement rate will be 95% of net charge-offs on the loans. Acquired loans subject to loss sharing are classified as Segregated Assets in the accompanying consolidated balance sheets.
              In addition, under the terms of the acquisition approval received from the State of Vermont Department of Banking, Insurance and Securities, the Bank is required to, among other things, maintain Tier 1 leverage capital at the higher of 5.5% or the minimum regulatory leverage capital required by the FDIC, and to refrain from paying dividends from the Bank to the Company if the Bank's capital is below the minimum capital requirement. The Bank and the Company were in compliance with all the terms of the acquisition approval agreement with the State of Vermont during 1993 and throughout the first quarter of 1994.

          NOTE 3: INVESTMENTS
              Investments in debt securitiesare classified as available for sale as of December 31, 1993 and March 31, 1994 and as held for sale as of March 31, 1993. Marketable equity securities are classified as available for sale at March 31, 1994 and December 31, 1993 and are stated at their estimated fair value. Marketable equity securities were carried at the lower of cost or market at March 31, 1993. The amortized cost and estimated fair values are as follows:



                                         (In Thousands)
                     March 31, 1994    December 31, 1993    March 31, 1993
                    ----------------- -----------------   ----------------
                    Amortized  Market  Amortized  Market  Amortized Market
                      Cost     Value     Cost     Value      Cost    Value
                    -----------------  ------------------  ----------------
          US Gov't  $ 84,859 $ 83,697  $ 85,945 $ 85,506  $109,248 $109,300
          Other        1,231    1,487     1,231    1,452     1,226    1,314
                    -----------------  -----------------  -----------------
          Total     $ 86,090 $ 85,184  $ 87,179 $ 86,958  $114,591 $110,614
                    =================  =================  =================

                              MERCHANTS BANCSHARES, INC

          ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

              All adjustments necessary for a fair statement of the three months ended March 31, 1994 and 1993 have been included in the financial statements. The information was prepared from the books of Merchants Bancshares, Inc. and its subsidiaries, the Merchants Bank and Merchants Properties, Inc., without audit.
              In the ordinary course of business, the Merchants Bank makes commitments for possible future extensions of credit. On March 31, 1994, the Bank was obligated for $11,542,200 of standby letters of credit. No losses are anticipated in connection with these commitments.

          RESULTS OF OPERATIONS
          1.  ANALYSIS OF QUARTERLY STATEMENTS OF OPERATIONS

              Net income for the first quarter of 1994 was $1,437,973 compared to a net loss a year earlier of $469,510. On a per share basis, the net income represented $.34 per share compared to a loss of $.11 for 1993. The primary reason for the loss during 1993 was the carryback of $3,000,000 of an approximate $12,000,000 additional provision for possible loan losses recognized on June 30, 1993. Had that additional provision not been recognized, net income for the period would have been approximately $1,510,500, however, the Company recognized $867,000 in securities gains (after taxes) during that quarter. The net interest income before the provision for possible loan losses aggregated $6.9 million in 1994 compared to $5.3 million a year earlier, due in part to the effects of the acquisition of NFNBV (see footnote 2) and also due to a slight increase in interest rates during the first quarter.
              The provision for possible loan losses totalled $1.25 million for the first quarter of 1994 compared to $5.01 million for the first quarter of 1993, due to larger reserve balances during 1994 which were built up during the previous year and a slowly improving economic environment.
              During the quarter endedMarch 31, 1994, theCompany recognized a loss on the sale of an investment of $19,000.
              Total non-interest expenses are up approximately 23% from the same quarter a year ago due to the acquisition of NFNBV and the resulting addition of 11 branches and nearly 100 employees. Expenses of other real estate owned are down 45% from the previous year.
              The Company recognized $240,000 in low income housing tax credits representing the amount earned during the first quarters of 1994 and 1993.
              The schedules on the following pages analyze interest and overhead management in relation to total average assets and the yield analysis for the periods reported

                          MERCHANTS BANCSHARES, INC.
                  INTEREST MANAGEMENT AND OPERATING EXPENSE ANALYSIS
                       (IN THOUSANDS - TAXABLE EQUIVALENT BASIS)
                                                                   RESTATED
                             QUARTER ENDED     QUARTER ENDED     QUARTER ENDED
                               03/31/94          12/31/93          03/31/93
   Total Average Assets        $721,409          $755,667          $612,887
 ------------------------  ----------------- ----------------- -----------------
                           AMOUNT    % OF    AMOUNT    % OF    AMOUNT    % OF
                                    ASSETS            ASSETS            ASSETS

   INTEREST MANAGEMENT
  Interest Income (T.E.)   $12,388     6.87% $12,915     6.84% $10,257     6.69%
 ------------------------- ----------------- ----------------- -----------------
     Interest Expense        5,414     3.00%   5,786     3.06%   4,779     3.12%
 ------------------------- ----------------- ----------------- -----------------
Net Int before Prov (T.E.)  $6,974     3.87%  $7,129     3.77%  $5,478     3.58%
 ------------------------- ----------------- ----------------- -----------------
   Prov for Loan Losses      1,250     0.69%   6,750     3.57%   5,008     3.27%
 ------------------------- ----------------- ----------------- -----------------
  Net Int. Income (T.E.)    $5,724     3.17%    $379     0.20%    $470     0.31%
 ------------------------- ----------------- ----------------- -----------------
  NET OPERATING EXPENSE
  Non-Interest Expense:
        Personnel           $3,229     1.79%  $3,541     1.87%  $2,566     1.67%
 ------------------------- ----------------- ----------------- -----------------
        Occupancy              694     0.38%     565     0.30%     448     0.29%
 ------------------------- ----------------- ----------------- -----------------
        Equipment              466     0.26%     571     0.30%     404     0.26%
 ------------------------- ----------------- ----------------- -----------------
          Other              2,717     1.51%   2,976     1.58%   2,338     1.53%
 ------------------------- ----------------- ----------------- -----------------
          Total             $7,106     3.94%  $7,653     4.05%  $5,756     3.76%
 ------------------------- ----------------- ----------------- -----------------
Less Non-Interest Income:
      Fees on Loans         $1,030     0.57%  $1,470     0.78%    $933     0.61%
 ------------------------- ----------------- ----------------- -----------------
  Service Charges on Dep       891     0.49%   1,026     0.54%     747     0.49%
 ------------------------- ----------------- ----------------- -----------------
          Other              1,213     0.67%   1,463     0.77%   2,475     1.62%
 ------------------------- ----------------- ----------------- -----------------
          Total             $3,134     1.74%  $3,959     2.10%  $4,155     2.71%
 ------------------------- ----------------- ----------------- -----------------
  Net Operating Expense     $3,972     2.20%  $3,694     1.96%  $1,601     1.04%
 ------------------------- ----------------- ----------------- -----------------

         SUMMARY
   Net Interest Income      $5,724     3.17%    $379     0.20%    $470     0.31%
 ------------------------- ----------------- ----------------- -----------------
 Less Net Operating Exp.    $3,972     2.20%  $3,694     1.96%  $1,601     1.04%
 ------------------------- ----------------- ----------------- -----------------
   Profit Before Taxes      $1,752     0.97% ($3,315)   -1.75% ($1,131)   -0.74%
 ------------------------- ----------------- ----------------- -----------------

    NET PROFIT (LOSS)       $1,438     0.80% ($2,212)   -1.17%   ($470)   -0.31%
 ------------------------- ----------------- ----------------- -----------------

                                              MERCHANTS BANCSHARES, INC
                                                  YIELD ANALYSIS
                                                   (UNAUDITED)
                                        (Dollar amounts in thousands)
                                                 THREE MONTHS ENDED
                                            MARCH 31, 1994     MARCH 31, 1993

Fully Taxable Equivalent                    AVERAGE AVERAGE    AVERAGE AVERAGE
Includes Fees on Loans                      BALANCE   RATE     BALANCE   RATE
                                            -------  -------   -------  -------
INTEREST EARNING ASSETS
 Investments                               $ 92,982    3.98%  $109,541    4.10%
 Loans                                      548,515    9.07%   412,634    9.75%
 Federal Funds Sold                           7,781    3.17%     1,769    2.83%
                                            -------  -------   -------  -------
Total Interest Earning Assets              $649,278    8.27%  $523,944    8.54%
                                            ======== =======   =======  =======
INTEREST BEARING LIABILITIES
 Savings, NOW and Money Market Deposits    $320,655    2.49%  $279,022    2.83%
 Time Deposits                              196,750    4.51%   125,147    4.94%
                                            -------  -------   -------  -------
    Total Savings and Time Deposits         517,405    3.26%   404,169    3.48%
 Federal Funds Purchased and Securities
    Sold Under Agreements to Repurchase       1,962    3.09%     7,517    3.29%
 Other Borrowed Funds                        69,717    6.96%    66,648    7.21%
                                            -------  -------   -------  -------
Total Interest Bearing Liabilities          589,084    3.69%   478,334    4.00%
 Other Liabilities and Stockholders' Equity
 (Net of Non-Interest Earning Assets)        60,194             45,609
                                            -------            -------
Total Liabilities and Stockholders' Equity
  (Net of Non-Interest Earning Assets)      $649,278           $523,943
                                            =======            =======
Rate Spread                                            4.57%              4.55%
                                                     =======            =======
Net Yield on Interest Earning Assets                   4.91%              4.89%
                                                     =======            =======

                                  MERCHANTS BANCSHARES, INC.

          BALANCE SHEET:

                    Average assets decreased $34 million during the quarter ended March 31, 1994 from the December 31, 1993 level and increased $109 million from the same date a year ago. Virtually all of the growth from the previous year is due to the acquisition of NFNBV. Period end investment balances remained approximately level during the quarter, but have decreased $25 million since March 31, 1993 as the Bank sold US Treasury issues during the fall for liquidity purposes. Gross loans, including segregated assets, are down $35 million during the quarter, and have increased $113 million from the same date a year ago, again due to the NFNBV transaction.
                    Short termborrowings decreased$8.4 million overthe last 12 months, but are up marginally ($1.4 million) since December. Effective January 1, 1994, the Bank no longer issues overninght repurchase agreements to its cash management customers, rather, this product is handled by the trust company subsidiary on an off-balance sheet basis. Additionally, the Bank borrowed $12 million on a short-term basis from the Federal Home Loan Bank of Boston. This borrowing replaced short-term borrowings which were paid off in December, 1993. Deposits have decreased $28 million during the quarter, but are up $125 million from the same date a year ago due to the NFNBV acquisition.
                    Shareholders' equity increased $1.03 million during the quarter, due to net income earned less an adjustment of $454,000 to write the investment portfolio down to the market value at March 31, 1994. Tier 1 leverage capital at the Company level was 6.0%, 5.7% and 7.6% at March 31, 1994, December 31, 1993 and
          March 31, 1993, respecively.

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

          NON-PERFORMING ASSETS
             The following tables summarize the Bank's non-performing assets. The first table shows balances of nonperforming assets at March 31, 1994 covered by a loss sharing arrangement related to the acquisition of the NFNBV On June 4, 1993. The terms of the Purchase and Assumption Agreement related to the purchase of NFNBV require that the FDIC pay the Bank 80% of net charge-offs up to $41,100,000 on any loans that qualify as loss sharing loans for a period of three years from the date of the acquisition. If net charge offs on qualifying loss sharing loans exceed $41,100,000 during the three year period, the FDIC is required to pay 95% of such qualifying charge offs. This arrangement significantly reduces the exposure that the Bank faces on NPAs that are covered by loss sharing. As of March 31, 1994 NPAs covered by loss sharing totaled $14,782,000. The aggregate amount of loans covered by the loss sharing arrangement at March 31, 1994 totaled $121,773,000.


                                                  Loss Sharing
                                 Regular Assets      Assets       Total

          Nonaccrual Loans         $28,377,070    $14,713,513  $43,090,583
          Restructured Loans        $1,846,806        $67,976   $1,914,782
          Loans Past Due 90
          Days or more and
          Still Accruing              $109,464           $17      $109,481
          Other Real Estate Owned  $15,214,029            $0   $15,214,029
                                   -----------    -----------  -----------
          Total:                   $45,547,369    $14,781,506  $60,328,875
                                    ===========    ===========  ===========

          The second table shows nonperforming assets as of year end 1993 through March 31, 1994 (in thousands):

                                       March 31, 1994    December 31, 1993

          Nonaccrual Loans                   $43,091             $47,069
          Loans Past Due 90 Days or
            More and Still Accruing              109                 715
          Restructured Loans                   1,915               2,841

            Total Non-Performing Loans        45,115              50,625

          Other Real Estate Owned             15,214              13,674

             Total Non-Performing Assets     $60,329             $64,299
                                             =======             =======

          Percentage of Non-Performing
            Loans to Total Loans                8.40%              8.83%

          Percentage of Non-Performing
            Assets to Total Loans plus
            Other Real Estate Owned            10.92%             10.95%

          Percentage of RPLL to Total
            Loans                               3.10%              3.50%

          Percentage of RPLL to NPL            36.87%              39.62%

          Percentage of RPLL to NPA            27.59%              31.20%

             Nonperforming Loans (NPL) declined by $5,510,000 from December 31, 1993 to March 31, 1994. Non-performing Assets (NPA) declined by $3,970,000 during the same period. Net charge offs of $4,668,000 were primarily responsible for the decline in NPAs and NPLs. The RPLL declined by $3,418,000 from December 31, 1993 to March 31, 1994 as the result of the aforementioned charge offs. A discussion of some of the borrowing relationships that led to the charge offs is presented under "Discussion of Events Affecting NPAs" section.

             As previously mentioned, the loss sharing arrangement reduces the exposure the Company faces on NPLs. Adjusting the NPL total for the 80% FDIC coverage on qualifying loss sharing loans results in significantly larger RPLL to NPL ratios. The loss sharing, adjusted ratios of RPLL to NPLs at December 31, 1993 and March 31, 1994 were 54.7% and 50% respectively. This level of coverage is considered adequate based upon management's evaluation of known and inherent risks in the portfolio. Approximately 85% of the NPLs are secured by real estate which significantly reduces the Company's exposure to loss. Based upon the combination of loss sharing coverage of some of the NPLs, the secured nature of a significant portion of the NPLs, and management's assessment of the current and prospective level of risk in the loan portfolio, the balance of the RPLL is considered adequate at March 31, 1994.
                                       13

          DISCUSSION OF EVENTS AFFECTING NPAs:

             Significant events affecting the categories of NPAs are discussed below:

          Nonaccrual Loans:

             Nonaccrual loans declined $3,978,000 during the first quarter of 1994 due primarily to charge offs. Two relationships, one involving construction financing on residential development and another a vending machine company accounted for the largest charge-offs - $1,827,000 and $599,000 respectively. Approximately $1,150,000 consisting of five properties migrated from Nonaccrual to OREO during the quarter.

          Restructured Loans:

             Restructured Loans declined from $2,841,000 at December 31, 1993 to $1,915,000 at March 31, 1994 as the result of a migration to Nonaccrual.

          Other Real Estate Owned and Insubstance Foreclosure:

             The increase in OREO and ISF of $1,540,000 from December 31, 1993 to March 31, 1994 results from various activity. ISF decreased $2,009,000 during the first quarter as the result of the transfer of title of a residential development to the Bank and a sale of a property by its owner with subsequent paydown to the Bank of $275,000.


             Significant additions in OREO included a vacant commercial building lot for $775,000, as well as, the aforementioned ISF transfer. Approximately $400,000 was reclassified from bank premises to OREO and resulted from buildings no longer used for banking purposes related to the NFNBV acquisition.

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

             The total amount of Other Real Estate Owned and In-Substance Foreclosure at December 31, 1993 and March 31, 1994 is as follows:

                                       March 31, 1994  December 31, 1993

           Other Real Estate Owned           $9,784              $6,235
           In-Substance Foreclosure          $5,430              $7,439
                                             ------              ------
             Total                          $15,214             $13,674
                                            =======             =======

          CAPITAL RESOURCES

                    As a statechartered bank, theBank's primary regulatoris
          the FDIC. Accordingly, the Bank is affected by the Financial Institutions Reform, Recovery and Enforcement act of 1989 (FIRREA) which was enacted in August 1989 and the Federal Deposit Insurance Corporation Improvement Act (FDICIA) enacted in December 1992.
                    TheBank issubject toregulatory capitalregulations which
          provide for two capital requirements - a leverage requirement and a risk-based capital requirement. The leverage requirement provides for a minimum "core" capital consisting primarily of common stockholders' equity of 3% of total adjusted assets for those institutions with the most favorable composite regulatory rating. Under the terms of the MOU, the Bank is required to maintain a leverage capital ratio of at lease 5.5% and refrain from declaring dividends without the prior approval of the FDIC. The Company is also required to refrain from declaring dividends without the Federal Reserve's prior permission. The risk-based capital requirement of FIRREA provides for minimum capital levels based on the risk weighted assets of the Bank. The guidelines require banks to meet a minimum Tier 1 risk-based capital ratio of 4.0% and a total risk based capital ratio of 8.0% as of March 31, 1994. As of March 31, 1994, all the Bank's capital measurements exceeded regulatory minimums.

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

                                              Merchants Bancshares, Inc.

                                              \S DUDLEY H DAVIS
                                              -----------------------------
                                              Dudley H. Davis, President

                                              \S EDWARD W. HAASE
                                              -------------------------------
                                              Edward W. Haase, Treasurer
       Date: MAY 12, 1994