Form 10-Q
period 1994-06-30
MERCHANTS BANCSHARES INC
filed 1994-08-15
CIK 726517

SECURITIES AND EXCHANGE COMMISSION
                                    WASHINGTON, D.C. 20549

                                           FORM 10-Q


                      QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE
                                SECURITIES EXCHANGE ACT OF 1934


                              FOR THE QUARTER ENDED JUNE 30, 1994
                                COMMISSION FILE NUMBER 0-11595

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


                                        Yes  x   No



          4,242,927 Shares Common Stock, $.01 Par Outstanding June 30, 1994

                    MERCHANTS BANCSHARES, INC.

                        INDEX TO FORM 10-Q

PART 1                                                           PAGE
   ITEM 1  FINANCIAL STATEMENTS                                    1
           Consolidated Balance Sheets
           June 30, 1994 and 1993 and December 31, 1993

           Consolidated Statements of Income                       2
           for the three months ended June 30, 1994 and 1993
           and the six months ended June 30, 1994 and 1993

           Consolidated Statement of Stockholders' Equity          3
           for the six months ended June 30, 1994 and 1993
           and the year ended December 31, 1993

           Consolidated Statements of Cash Flows for the           4
           six months ended June 30, 1994 and 1993

   ITEM 2  Management's Discussion and Analysis of Financial      5-15
           Condition and Results of Operations


PART II - OTHER INFORMATION

   ITEM 1  Legal Proceedings                                       16

   ITEM 2  Changes in Securities                                  None

   ITEM 3  Defaults upon Senior Securities                        None

   ITEM 4  Submission of Matters to a Vote of Security Holders     16

   ITEM 5  Other Information                                      None

   ITEM 6  Exhibits and Reports on Form 8-K                       None

                                 MERCHANTS BANCSHARES, INC.
                                 CONSOLIDATED BALANCE SHEET
                                    UNAUDITED
                             (Dollar Amounts in Thousands)

                                                June 30    June 30 December 31
                                                 1994       1993       1993
ASSETS                                          --------   --------   --------
 Cash and Due From Banks                      $  31,909 $   35,492 $   30,588
 Federal Funds Sold                               3,400      1,600          0
 Debt Securities Available for Sale              82,398     96,690     85,506
 Marketable Equity Securities                     1,692      2,790      1,452
                                                ---------  ---------  --------
   Total Investments                             84,090     99,480     86,958
 Loans                                          416,060    438,501    440,592
 Segregated Assets                              114,314    157,157    132,879
   Less: Reserve for Possible Loan Losses       (18,315)   (13,275)   (20,060)
                                               ---------  ---------  ---------
   Net Loans                                    512,059    582,383    553,411
 FHLB Stock                                       6,856      5,661      5,574
 Bank Premises and Equipment                     16,021     14,068     16,148
 Investment in Real Estate Ltd Partnerships       4,497      5,219      4,610
 OREO and Insubstance Foreclosure                15,954     13,820     13,674
 Other Assets                                    21,768     22,315     24,085
                                               ---------  ---------  ---------
      Total Assets                            $ 696,554 $  780,038 $  735,048
                                               =========  =========  =========
LIABILITIES AND STOCKHOLDERS' EQUITY
 Deposits:
   Demand                                     $  88,072 $   83,337 $   96,413
   Savings, NOW and Money Market Accounts       301,314    342,965    321,821
   Time CDs $100,000 and Over                    25,200     21,910     21,215
   Other Time                                   176,241    204,132    179,860
                                               ---------  ---------  ---------
      Total Deposits                            590,827    652,344    619,309
 Federal Funds Purchased/Short Term Borrowings        0     12,000      7,500
 Securities Sold U/A to Repurchase                    0      8,739      1,681
 Demand Note Due U.S. Treasury                    4,430      4,752      5,743
 Other Liabilities                                9,478      8,392      8,462
                                               ---------  ---------  ---------
      Total Liabilities                         604,735    686,227    642,695
 Long-Term Debt                                  44,231     46,635     46,633
Stockholders' Equity
 Common Stock, $.01 Par Value                        42         42         42
    Shares Authorized               4,700,000
    Outstanding, Current Year       4,242,927
                 Previous Year      4,242,927
                 December 31, 1993  4,242,927
 Treasury Stock (at Cost)                          (179)      (179)      (179)
 Surplus                                         30,647     30,647     30,647
 Undivided Profits                               17,797     16,666     15,354
 Valuation Allowance - Investments (Net of Taxe    (719)         0       (144)
                                               ---------  ---------  ---------
      Total Stockholders' Equity                 47,588     47,176     45,720
                                                --------   --------   --------
     Total Liabilities and Sharehold Equity   $ 696,554 $  780,038 $  735,048
                                               =========  =========  =========
  Book Value per Share                           $11.25     $11.15     $10.74

                                               MERCHANTS BANCSHARES, INC.
                                            CONSOLIDATED STATEMENT OF OPERATIONS
                                                       UNAUDITED
                                   (Dollar Amounts in Thousands, Except for Per Share Data)
                                                         RESTATED
                                             Quarter Ended June 30,  Six Months Ended June 30,
                                              1994         1993            1994         1993
Interest Income:
 Interest on Loans                       $    11,143  $     9,623     $    22,478  $    18,624
Investment Income:
   Obligations of U.S. Government                782          980           1,572        1,985
   Obligations of States and
     Political Subdivisions                        0            9               0            9
Other                                            143           66             274          174
Federal Funds Sold                               113           28             175           41
                                           ----------   ----------      ----------   ----------
                                         $    12,181  $    10,706     $    24,499  $    20,833
                                           ----------   ----------      ----------   ----------
Interest Expense:
  Interest on Deposits                   $     4,464  $     3,817     $     8,645  $     7,408
  Interest on Capital Notes
    and Other Borrowings                       1,150        1,212           2,382        2,400
                                           ----------   ----------      ----------   ----------
                                         $     5,614  $     5,029     $    11,027  $     9,808
                                           ----------   ----------      ----------   ----------
Net Interest Income                      $     6,567  $     5,677     $    13,472  $    11,025
 Provision for Possible Loan Losses            1,250        9,314           2,500       14,322
                                           ----------   ----------      ----------   ----------
 Net Interest Income after
  Provision for Possible Loan Losses     $     5,317  $    (3,637)    $    10,972  $    (3,297)
Other Income:                              ----------   ----------      ----------   ----------
 Fees on Loans                           $       838  $     1,039     $     1,868  $     1,972
 Service Charges on Deposits                     916          837           1,807        1,584
 Other                                         1,319        1,288           2,532        3,763
                                           ----------   ----------      ----------   ----------
                                         $     3,073  $     3,164     $     6,207  $     7,319
Other Expenses:                            ----------   ----------      ----------   ----------
 Salaries and Wages                      $     2,674  $     2,232     $     5,233  $     4,178
 Employee Benefits                               655          671           1,324        1,290
 Occupancy Expense, Net                          552          432           1,245          880
 Equipment Expense                               443          411             909          815
 Losses on Real Estate Ltd Partnerships          120          237             662          470
 Other                                         2,850        1,901           5,026        4,008
                                           ----------   ----------      ----------   ----------
                                         $     7,294  $     5,884     $    14,399  $    11,641
                                           ----------   ----------      ----------   ----------

Income (Loss) Before Income Taxes        $     1,096  $    (6,357)    $     2,780  $    (7,619)
Provision (Benefit) for Income Taxes              91       (2,416)            337       (3,209)
                                           ----------   ----------      ----------   ----------
Net Income (Loss)                        $     1,005  $    (3,941)    $     2,443  $    (4,410)
                                           ==========   ==========      ==========   ==========
Per Common Share Net Income (Loss)       $      0.24  $     (0.93)    $      0.58  $     (1.05)
                                           ==========   ==========      ==========   ==========
Dividends Paid Per Share                 $      0.00  $      0.00     $      0.00  $      0.20
                                           ==========   ==========      ==========   ==========
Weighted Average Common Shares
 Outstanding                               4,230,193    4,229,818       4,230,193    4,202,366



                                   MERCHANTS BANCSHARES, INC.
                           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                              FOR THE YEAR ENDED DECEMBER 31, 1993 AND
                             THE SIX MONTHS ENDED JUNE 30, 1994 AND 1993
                                          UNAUDITED
                                      (Thousands of Dollars)






                                                                            Net
                                                                        Unrealized
                                                                        Depreciation  Total
                                 Common            Undivided  Treasury   of Invest    Equity
                                 Stock   Surplus    Profits    Stock    Securities   Capital
                                 ------  --------   --------   -------   ----------   -------
 Balance - December 31, 1992    $   42  $ 30,636  $  21,949  $   (424) $         0  $ 52,203
   Net Income (Loss)                                 (4,410)                          (4,410)
   Treasury Stock Transactions                11        (24)      245                    232
   Cash Dividends ($.20 per share)                     (849)                            (849)
                                  -----   ------    ------     -------   ----------   -------
 Balance - June 30, 1993        $   42  $ 30,647  $  16,666  $   (179) $         0  $ 47,176
   Net Income (Loss)                                 (1,372)                          (1,372)
   Treasury Stock Transactions                           60                               60
   Net Change in Unrealized
    Depreciation of Investment
    Securities                                                                (144)
                                  -----   ------    -------    -------   ----------   -------
 Balance - December 31, 1993    $   42  $ 30,647  $  15,354  $   (179) $      (144) $ 45,720
   Net Income                                         2,443                            2,443
   Net Change in Unrealized                                                                0
    Depreciation of Investment
    Securities                                                                (575)     (575)
                                  -----   -------   -------    -------   ----------   -------
 Balance - June 30, 1994        $   42  $ 30,647  $  17,797  $   (179) $      (719) $ 47,588
                                  =====   =======   =======    =======   =========    =======






                             MERCHANTS BANCSHARES, INC.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      UNAUDITED
                            (Dollar Amounts in Thousands)


              For the Six Months Ended June 30,             1994       1993
CASH FLOWS FROM OPERATING ACTIVITIES:                      -------    -------
Net Income (Loss)                                       $    2,443  $  (4,410)
Adjustments to Reconcile Net Income to Net
 Cash Provided by Operating Activities:
  Provision for Possible Loan Losses                         2,500     14,322
  Provision for Depreciation and Amortization                1,012        816
  Prepaid income taxes                                         279     (2,011)
  Imputed Gain on Sale of Loans                                 41       (265)
  Net Gains (Losses) on Sales of Investment Securities          19     (1,405)
  Net Gains on Sales of Loans and Leases                      (110)       (94)
  Equity in Losses Real Estate Ltd Partnerships                457        470
(Increase) Decrease in Interest Receivable                       7         88
Increase in Interest Payable                                  (504)      (235)
(Increase) Decrease in Other Assets                          2,309     (8,976)
Increase (Decrease) in Other Liabilities                      (514)      (137)
                                                           -------    -------
  Net Cash Provided by (Used in) Operating Activit      $    7,939  $  (1,837)
                                                           -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from Sales of Investment Securities          $        0  $ 336,501
  Proceeds from Sales of Loans and Leases                   28,489     41,850
  Purchases of Investment Securities                             0   (334,113)
  Cash Received - Acquisition of NFNBVT                          0     17,102
  Loans Originated, Net of Principal Repayments             10,332    (15,323)
  Purchases of Premises and Equipment                         (685)      (182)
  Decrease in Net Investment - Leases                           24        338
                                                           -------    -------
    Net Cash Provided by Investing Activities           $   38,160  $  46,173
                                                           -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Net Decrease in Deposits                              $  (28,482) $ (57,714)
  Net Increase (Decrease) in Short-term Borrowing          (10,494)     6,226
  Principal (Payments) Borrowings on Long-Term Debt         (2,402)    (2,402)
  Acquisition of Treasury Stock                                  0       (132)
  Cash Dividends Paid                                            0       (843)
  Sale of Treasury Stock                                         0        377
                                                           -------    -------
    Net Cash Used in Financing Activities               $  (41,378) $ (54,488)
                                                           -------    -------
Increase (Decrease) in Cash and Cash Equivalents             4,721    (10,152)
Cash and Cash Equivalents at January 1                      30,588     47,244
                                                           -------    -------
Cash and Cash Equivalents at June 30                    $   35,309  $  37,092
                                                           =======    =======
Total Interest Payments                                 $   10,523  $  10,790
Total Income Tax Payments                               $        0  $   1,190

                                   MERCHANTS BANCSHARES, INC
                                         JUNE 30, 1994

          NOTES TO FINANCIAL STATEMENTS:
          NOTE 1:  CURRENT OPERATING ENVIRONMENT AND REGULATORY MATTERS
              As of March 31, 1993, the Federal Deposit Insurance Corporation (the FDIC) and the State of Vermont Department of Banking, Insurance and Securities (the Commissioner) conducted a joint
          field examination of the Bank.   As a result of this examination,
          the Bank entered  into a Memorandum  of Understanding (MOU)  with
          the FDIC  and the Commissioner  on October 29,  1993.   Under the
          terms of the MOU, the Bank is required to, among other things, maintain a leverage capital ratio of at least 5.5%, revise
          certain   operating  policies,   enhance   certain  loan   review
          procedures, refrain from declaring dividends and correct certain technical exceptions and violations of applicable regulations. The dividend limitation includes dividends paid by the Bank to
          the  Company.   The  Company services  senior subordinated  debt,
          which totalled $4.8 million at June 30, 1994, and which requires
          semiannual  interest  payments   and  an  annual principal payment
          of $2.4 million through 1996. The MOU permits the repayment of certain advances totaling approximately $940,000 which were out-
          standing at June 30, 1994.  The repayment  of   such   advances,
          together with  the Company's cash  on hand  at June 30, 1994 is
          sufficient  to  service  the senior  debt  until   May,  1995.
          The  Bank  was  also   directed  by  the  FDIC to increase  the
          reserve for possible loan losses by approximately $12 million and to charge off loans totaling approximately $8 million at the conclusion of the examination in June, 1993. Based on subsequent discussions with the FDIC and additional review of certain credit
          information  in  connection  with  the    examination,  management
          decided to amend the Bank's call reports and Forms 10-Q for the quarters ended March 31, 1993 and June 30, 1993 to allocate $3 million of the additional provision for possible loan losses originally recorded in the quarter ended June 30, 1993 to the quarter ended March 31, 1993.
              As of February 18, 1994, the Company and the Federal Reserve Bank of Boston (the Federal Reserve) entered into an agreement requiring the Company to submit to the Federal Reserve, among other things, a capital plan, a dividend policy, a debt service
          plan and  a management  assessment.   As  of June  30, 1994,  the
          Company has submitted drafts of the requested plans and is working with the Federal Reserve to develop acceptable plans by September 6, 1995. In addition, the Company may not declare or pay a dividend without the approval of the Federal Reserve.
              On March 31, 1994, the FDIC and the Commissioner completed the field work related to their most recent examination of the bank
          as of December  31, 1993.   The examination  report, received  in
          early July, requires management to correct certain administrative and legal violations and enhance certain operating policies. Management believes that it is in substantial compliance with the MOU and that the results of the examination will not have a significant impact on the Company's financial statements.
              Failure to maintain the minimumleverage capital ratio of 5.5% included in the MOU or compliance with other provisions of the MOU, or the agreement with the Federal Reserve, could subject the Bank or the Company to additional actions by the regulatory authorities.

          NOTE 2: ACQUISITION
              On June 4, 1993, the Bank purchased certain assets and assumed the deposits and certain other liabilities of the New First National Bank of Vermont (NFNBV) from the FDIC. NFNBV had been taken over by the FDIC in January 1993. The acquisition involved an assumption of net deposits and liabilities which resulted in the Bank receiving a cash payment from the FDIC of approximately
          $5.7  million.   The  Bank  subsequently  acquired certain  NFNBV
          property  and  equipment from  the  FDIC  for approximately  $1.5
          million  which  was  paid  to  the  FDIC  in April,  1994.    The
          acquisition was accounted for using the purchase method of accounting and accordingly, the acquired assets and liabilities were recorded at their estimated fair market values at the date
          of  acquisition.   The  operating results  related  to NFNBV  are
          included in the Company's statement of operations since the date of the acquisition.
              Included in the purchase price allocation is the establishment of an allowance for possible loan losses of $2 million and a core deposit intangible of approximately $4.5 million, being amortized over 15 years using the straight line method. The fair market value of assets acquired and liabilities assumed was:
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

              In computing the pro forma net income, adjustments were recognized to give effect to a reduced provision for possible loan losses and other real estate owned (OREO) expenses, resulting from loss sharing and the transfer of problem loans and OREO to the FDIC prior to acquisition, amortization of the core deposit intangible and reduced operating expenses relating to regulatory actions.
              Under the terms of the acquisition, the Company will receive financial assistance (loss sharing) with respect to certain acquired loans charged-off by the Company during the three years subsequent to the acquisition. The FDIc will reimburse the Company, on a quarterly basis, 80% of net charge-offs and certain expenses related to loans subject to loss sharing up to cumulative losses aggregating $41.1 million, after which the reimbursement rate will be 95% of net charge-offs on the loans. Acquired loans subject to loss sharing are classified as Segregated Assets in the accompanying consolidated balance sheets.
              In addition, under the terms of the acquisition approval received from the State of Vermont Department of Banking, Insurance and Securities, the Bank is required to, among other things, maintain Tier 1 leverage capital at the higher of 5.5% or the minimum regulatory leverage capital required by the FDIC, and to refrain from paying dividends from the Bank to the Company if the Bank's capital is below the minimum capital requirement. The Bank and the Company were in compliance with all the terms of the acquisition approval agreement with the State of Vermont during 1993 and throughout the first half of 1994.

          NOTE 3: INVESTMENTS
              Investments in debt securitiesare classified as available for sale as of December 31, 1993 and June 30, 1994 and as held for
          sale  as  of June  30, 1993.    Marketable equity  securities are
          classified  as available for sale  at June 30,  1994 and December
          31,  1993   and  are  stated  at  their   estimated  fair  value.
          Marketable equity securities were carried at the lower of cost or market at June 30, 1993. The amortized cost and estimated fair values are as follows:
                                         (In Thousands)
                     June 30, 1994    December 31, 1993    June 30, 1993
                 Amortized  Market  Amortized  Market   Amortized  Market
                   Cost     Value     Cost     Value       Cost     Value
          US Gov't $83,924 $82,398   $85,945 $85,506     $96,690  $96,690
          Other      1,231   1,692     1,231   1,452       2,790    3,092
                   ------- -------   ------- -------     -------  -------
          Total    $85,155 $84,090   $87,179 $86,958     $99,480  $99,782
                   ======= =======   ======= =======     =======  =======

                                   MERCHANTS BANCSHARES, INC

          ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

              All adjustments necessary for a fair statement of the three months ended June 30, 1994 and 1993 have been included in
          the financial statements.   The information was  prepared from the
          books of Merchants Bancshares, Inc. and its subsidiaries, the Merchants Bank and Merchants Properties, Inc., without audit.
              In  the  ordinary  course  of business,  the  Merchants  Bank
          makescommitments for  possible future  extensions of credit.   On
          June 30,1994, the Bank was obligated for $12,820,220 of standby letters of credit. No losses are anticipated in connection with these commitments.
          RESULTS OF OPERATIONS
          1.  ANALYSIS OF QUARTERLY STATEMENTS OF OPERATIONS

              Net income for the second quarter of 1994 was $1,005,308 compared to a net loss a year earlier of $3,940,665. On a per share basis, the net income represented $.24 per share compared to a loss of $.93 for 1993. The primary reason for the loss during 1993 was the recognition of $9,000,000 of additional provision for
          possible  loan losses  recognized on  June 30,  1993.     The net
          interest income before the provision for possible loan losses aggregated $6.7million in 1994 compared to $5.7 million a year earlier, due in part to the effects of the acquisition of NFNBV (see footnote 2) and also due to a slight increase in interest rates during the first half of 1994.
              The provision for possible loan losses totalled $1.25 million for the second quarter of 1994 compared to $9.31 million for the second quarter of 1993. The decrease in provisioning is due to a slowly improving portfolio of nonperforming assets and a slowly improving economic environment during 1994.
              During the quarter ended June 30, 1994, the Company recognized no gains or losses on the sale of investments.
                  Total non-interest expenses are up approximately 39%from the same quarter a year ago due to the acquisition of NFNBV and the resulting addition of 11 branches and nearly 100 employees. Expenses of other real estate owned are down 45% from the previous year.
              The Company recognized $240,000 in low income housing tax credits during the quarters ended June 30, 1994 and 1993 representing the amount earned during the second quarters of 1994 and 1993.
              The schedules on the following pages analyze interest and overhead management in relation to total average assets and the yield analysis for the periods reported.

                            MERCHANTS BANCSHARES, INC.
                  INTEREST MANAGEMENT AND OPERATING EXPENSE ANALYSIS
                       (IN THOUSANDS - TAXABLE EQUIVALENT BASIS)
                                                                 RESTATED
                               QUARTER ENDED   QUARTER ENDED   QUARTER ENDED
                                 06/30/94        12/31/93        06/30/93
    Total Average Assets         $714,124        $755,667        $628,771
 ------------------------    --------------- --------------- ---------------
                             AMOUNT   % OF   AMOUNT   % OF   AMOUNT   % OF
                                     ASSETS          ASSETS          ASSETS

    INTEREST MANAGEMENT
   Interest Income (T.E.)    $12,319   6.90% $12,915   6.84% $10,773   6.85%
 --------------------------- --------------- --------------- ---------------
      Interest Expense         5,614   3.14%   5,786   3.06%   5,029   3.20%
 --------------------------- --------------- --------------- ---------------
 Net Int before Prov (T.E.)   $6,705   3.76%  $7,129   3.77%  $5,744   3.65%
 --------------------------- --------------- --------------- ---------------
    Prov for Loan Losses       1,250   0.70%   6,750   3.57%   9,314   5.93%
 --------------------------- --------------- --------------- ---------------
   Net Int. Income (T.E.)     $5,455   3.06%    $379   0.20% ($3,570) -2.27%
 --------------------------- --------------- --------------- ---------------
   NET OPERATING EXPENSE
   Non-Interest Expense:
         Personnel            $3,329   1.86%  $3,541   1.87%  $2,903   1.85%
 --------------------------- --------------- --------------- ---------------
         Occupancy               552   0.31%     565   0.30%     432   0.27%
 --------------------------- --------------- --------------- ---------------
         Equipment               443   0.25%     571   0.30%     411   0.26%
 --------------------------- --------------- --------------- ---------------
           Other               2,970   1.66%   2,976   1.58%   2,138   1.36%
 --------------------------- --------------- --------------- ---------------
           Total              $7,294   4.09%  $7,653   4.05%  $5,884   3.74%
 --------------------------- --------------- --------------- ---------------
 Less Non-Interest Income:
       Fees on Loans            $838   0.47%  $1,470   0.78%  $1,039   0.66%
 --------------------------- --------------- --------------- ---------------
   Service Charges on Dep        916   0.51%   1,026   0.54%     837   0.53%
 --------------------------- --------------- --------------- ---------------
           Other               1,319   0.74%   1,463   0.77%   1,288   0.82%
 --------------------------- --------------- --------------- ---------------
           Total              $3,073   1.72%  $3,959   2.10%  $3,164   2.01%
 --------------------------- --------------- --------------- ---------------
   Net Operating Expense      $4,221   2.36%  $3,694   1.96%  $2,720   1.73%
 --------------------------- --------------- --------------- ---------------

          SUMMARY
    Net Interest Income       $5,455   3.06%    $379   0.20% ($3,570) -2.27%
 --------------------------- --------------- --------------- ---------------
  Less Net Operating Exp.     $4,221   2.36%  $3,694   1.96%  $2,720   1.73%
 --------------------------- --------------- --------------- ---------------
    Profit Before Taxes       $1,234   0.69% ($3,315) -1.75% ($6,290) -4.00%
 --------------------------- --------------- --------------- ---------------

     NET PROFIT (LOSS)        $1,005   0.56% ($2,212) -1.17% ($3,941) -2.51%
 --------------------------- --------------- --------------- ---------------

                                        MERCHANTS BANCSHARES, INC
                                            YIELD ANALYSIS
                                             (UNAUDITED)


     (Dollar amounts in thousands)                  SIX MONTHS ENDED
                                               JUNE 30, 1994    JUNE 30, 1993

Fully Taxable Equivalent                   AVERAGE AVERAGE    AVERAGE AVERAGE
Includes Fees on Loans                     BALANCE   RATE     BALANCE   RATE
                                          --------- -------   -------- -------
INTEREST EARNING ASSETS
 Investments                            $   92,059    4.02% $ 108,314    4.04%
 Loans                                     538,137    9.12%   444,811    9.45%
 Federal Funds Sold                          9,606    3.12%     2,797    2.87%
                                          --------- -------   -------- -------
Total Interest Earning Assets           $  639,802    8.30% $ 555,922    8.36%
                                          ========= =======   ======== =======

INTEREST BEARING LIABILITIES
 Savings, NOW and Money Market Deposits  $ 316,414    2.56% $ 283,331    2.75%
 Time Deposits                             198,253    4.57%   137,394    4.90%
                                          --------- -------   -------- -------
    Total Savings and Time Deposits        514,667    3.33%   420,725    3.45%
 Federal Funds Purchased and Securities
    Sold Under Agreements to Repurchase        984    3.12%     8,672    3.27%
 Other Borrowed Funds                       67,421    7.22%    72,083    6.69%
                                          --------- -------   -------- -------
Total Interest Bearing Liabilities         583,072    3.78%   501,480    3.91%

Other Liabilities & Stockholders' Equity
 (Net of Non-Interest Earning Assets)       56,730             54,442
                                          ---------           --------
Other Liabilities & Stockholders' Equity
 (Net of Non-Interest Earning Assets)    $ 639,802          $ 555,922
                                          =========           ========
Rate Spread                                           4.52%              4.45%
                                                    =======            =======
Net Yield on Interest Earning Assets                  4.85%              4.83%
                                                    =======            =======

                                  MERCHANTS BANCSHARES, INC.

          BALANCE SHEET

               Average assets decreased $7million during the quarter ended June 30, 1994, down $41.5 million from the December 31, 1993 level and increased $85.3 million from the same date a year ago. Virtually all of the growth from the previous year is due to the
          acquisition of  NFNBV.   Period end investment  balances remained
          approximately level during the quarter, but have decreased $15 million since June 30, 1993 as the Bank sold US Treasury issues
          during the fall  for liquidity purposes.   Gross loans, including
          segregated assets, are down $6 million during the quarter, and have decreased $65 million from the same date a year ago.
                 Short term borrowings decreased $21.2 million over the last 12 months, and are down $12 million since March. Effective January 1, 1994, the Bank no longer issues overnight repurchase agreements to its cash management customers, rather, this product is handled by the trust company subsidiary on an off-balance sheet basis. Additionally, the Bank borrowed $12 million on a short-term basis from the Federal Home Loan Bank of Boston in
          January and repaid  the note  during June, 1994.   Deposits  have
          decreased $293,000 during the quarter, and are down $61.5 million from the same date a year ago.
                Shareholders' equity increased $837,000 during the quarter, due to net income earned less an adjustment of $168,000 to write the investment portfolio down to the market value at June 30, 1994. Tier 1 leverage capital at the Company level was 6.3%,
          5.7% and    5.5% at June 30, 1994, December 31, 1993 and June 30,
          1993, respectively.

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

          NON-PERFORMING ASSETS

                The  following tables  summarize the  Bank's non-performing assets. The first table shows balances of nonperforming assets at June 30, 1994 covered by a loss sharing arrangement related to the acquisition of the NFNBV On June 4, 1993. The terms of the Purchase and Assumption Agreement related to the purchase of NFNBV require that the FDIC pay the Bank 80% of net charge-offs up to $41,100,000 on any loans that qualify as loss sharing loans for a period of three years from the date of the acquisition. If net charge offs on qualifying loss sharing loans exceed $41,100,000 during the three year period, the FDIC is required to pay 95% of such qualifying charge offs. This arrangement significantly reduces the exposure that the Bank faces on NPAs that are covered by loss sharing. As of June 30, 1994 NPAs covered by loss sharing totaled $14,641,000. The aggregate amount of loans covered by the loss sharing arrangement at June 30, 1994 totaled $114,314,000.

                                                  Loss Sharing
                              Regular Assets         Assets        Total

          Nonaccrual Loans     $26,169,584       $12,996,070    $39,165,654
          Restructured Loans     2,825,083            67,330      2,892,413
          Loans Past Due 90
           Days or more and
           Still Accruing          558,198                97        558,295
          Other Real Estate
           Owned                14,376,737         1,577,222     15,953,959
                               -----------       -----------    -----------
                   Total:      $43,929,602       $14,640,719    $58,570,321
                               ===========       ===========    ===========




          The second table shows nonperforming assets as of through March 31, 1994 and June 30, 1994 (in thousands):

                                        March 31, 1994     June 30, 1994
          Nonaccrual Loans                   $43,091        $39,166
          Loans Past Due 90 Days or
            More and Still Accruing              109            558
          Restructured Loans                   1,915          2,892
                                             -------        -------
             Total Non-Performing Loans      $45,115        $42,616
                                             -------        -------
           Other Real Estate Owned            15,214         15,954

             Total Non-Performing Assets     $60,329        $58,570
                                             =======        =======

          Percentage of Non-Performing
            Loans to Total Loans                8.40%          8.04%

          Percentage of Non-Performing
            Assets to Total Loans plus
            Other Real Estate Owned            10.92%         10.72%

          Percentage of RPLL to Total
            Loans                               3.10%          3.45%

          Percentage of RPLL to NPL            36.87%         42.98%

          Percentage of RPLL to NPA            27.59%         31.27%


                Nonperforming Loans (NPL) declined by $2,499,000 from March 31, 1994 to June 30, 1994. Non-performing Assets (NPA) declined by $1,759,000 during the same period. Gross charge offs of $955,000 were responsible for part of the decline in NPAs and NPLs. Payoffs accounted for the remainder of the decrease in NPAs and NPLs. The RPLL increased by $1,673,000 March 31, 1994 to June 30, 1994 as the result of the quarterly provision for loan losses and recoveries aggregating $1,378,000 during the quarter.

                As previously mentioned, the loss sharing arrangement reduces the exposure the Company faces on NPLs. Adjusting the NPL total for the 80% FDIC coverage on qualifying loss sharing loans
          results in significantly  larger RPLL  to NPL ratios.   The  loss
          sharing, adjusted ratios of  RPLL to NPLs  at March 31, 1994  and
          June  30, 1994  were 50%  and 57%  respectively.   This  level of
          coverage   is  considered   adequate   based  upon   management's
          evaluation  of  known  and   inherent  risks  in  the  portfolio.
          Approximately 85% of the NPLs are secured by real estate which significantly reduces the Company's exposure to loss. Based upon the combination of loss sharing coverage of some of the NPLs, the
          secured   nature  of   a   significant  portion   of  the   NPLs,
          strengthening in the local real estate market, and management's assessment of the current and prospective level of risk in the loan portfolio, the balance of the RPLL is considered adequate at June 30, 1994.

          DISCUSSION OF EVENTS AFFECTING NPAs:

                Significant events affecting the categories of NPAs are discussed below:

          Nonaccrual Loans:

                Nonaccrual loans declined $3,925,000 during the second quarter of 1994 due partially to the classification of a loan for
          $1,325,000 as troubled  debt restructured  (TDR).   The loan  had
          previously been shown as nonaccruing but was returned  to accrual
          status.   The loan has  performed at  market rates and  terms for
          over twelve months. Payoffs and a migration in OREO accounted for the remaining deduction.

          Restructured Loans:

                Restructured Loans increased from $1,915,000 at March31, 1994 to $2,892,000 at June 30, 1994. This resulted primarily from the
          reclassification  of   the  $1,325,000  loan   mentioned  in  the
          Nonaccrual section above.   A reduction of approximately $350,000
          in TDRs resulted in payoffs.

          Other Real Estate Owned and Insubstance Foreclosure:

                Theincrease in OREO and ISF of $740,000 from March 31, 1994
          to  June 30, 1994 results  from various activity.   ISF decreased
          $235,000 during the first quarter as the result of payoffs.

                Additions in OREO included residential rental properties totalling $1,484,000 and a commercial building lot for $200,000. Decreases from sales included a commercial building for $750,000.

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


             The total amount of Other Real Estate Owned and In-Substance Foreclosure at March 31, 1994 and June 30, 1994 is as follows:

                                    March 31, 1994     June 30, 1994
          Other Real Estate Owned     $9,784             $10,759
          In-Substance Foreclosure     5,430               5,195
                                     -------             -------
                         Total:      $15,214             $15,954
                                     =======             =======
          CAPITAL RESOURCES

                    As a state chartered bank, the Bank's primary regulator is
          the FDIC.   Accordingly, the  Bank is affected  by the  Financial
          Institutions  Reform,  Recovery  and   Enforcement  act  of  1989
          (FIRREA) which was enacted in August 1989 and the Federal Deposit
          Insurance  Corporation  Improvement   Act  (FDICIA)  enacted   in
          December 1992.
                The Bank is subject to regulatory capital regulations which provide for two capital requirements - a leverage requirement and
          a  risk-based  capital  requirement.    The leverage  requirement
          provides for a minimum "core" capital consisting primarily of common stockholders' equity of 3% of total adjusted assets for those institutions with the most favorable composite regulatory
          rating.   Under the terms  of the  MOU, the Bank  is required  to
          maintain a leverage capital ratio of at least 5.5% and refrain from declaring dividends without the prior approval of the FDIC. The Company is also required to refrain from declaring dividends
          without the  Federal Reserve's prior permission.   The risk-based
          capital requirement of FIRREA provides for minimum capital levels
          based on  the risk weighted assets  of the Bank.   The guidelines
          require banks to meet  a minimum Tier 1 risk-based  capital ratio of 4.0% and a total risk based capital ratio of 8.0% as  of March
          31,  1994.    As  of  June  30,  1994,  all  the  Bank's  capital
          measurements exceeded regulatory minimums.

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

  Item 2 - Changes in Securities -  NONE

  Item 3 - Defaults upon Senior Securities - NONE

  Item 4 - Submission of Matters to a Vote of Security Holders -
     The annual meeting of Merchants Bancshares, Inc. was held May 24, 1994 and the following resolutions were approved by the shareholders:

(1) To elect five individuals to the Board of Directors of the Company as Class I directors serving three year terms.

(2) To ratify the selection of Arthur Andersen & Co as independent auditors of the Company for 1994.

  Item 5 - Other Issues - NONE

  Item 6 - Exhibits and Reports on Form 8-K - NONE

                               SIGNATURES
                               ----------

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      Merchants Bancshares, Inc.


                                       /S/  Dudley H. Davis
                                      ------------------------------
                                      Dudley H. Davis, President


                                       /S/  Edward W. Haase
                                      ------------------------------
Date:   August 11, 1994               Edward W. Haase, Treasurer
      -------------------