Form 10-Q
period 1994-09-30
MERCHANTS BANCSHARES INC
filed 1994-11-14
CIK 726517

SECCURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED SEPTEMBER 30, 1994
                            COMMISSION FILE NUMBER 0-11595

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


                                        Yes  x   No



                 4,242,927 Shares Common Stock, $.01 Par Outstanding
                                  September 30, 1994

                    MERCHANTS BANCSHARES, INC.

                        INDEX TO FORM 10-Q

PART 1                                                           PAGE
   ITEM 1  FINANCIAL STATEMENTS                                    1
           Consolidated Balance Sheets
           September 30, 1994 and 1993 and December 31, 1993

           Consolidated Statements of Income                       2
           for the three months ended September 30, 1994 and 1993
           and the nine months ended September 30, 1994 and 1993

           Consolidated Statement of Stockholders' Equity          3
           for the nine months ended September 30, 1994 and 1993
           and the year ended December 31, 1993

           Consolidated Statements of Cash Flows for the           4
           nine months ended September 30, 1994 and 1993

   ITEM 2  Management's Discussion and Analysis of Financial      5-14
           Condition and Results of Operations


PART II - OTHER INFORMATION

   ITEM 1  Legal Proceedings                                       15

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

   ITEM 4  Submission of Matters to a Vote of Security Holders    None

   ITEM 5  Other Information                                      None

   ITEM 6  Exhibits and Reports on Form 8-K                       None

                                 MERCHANTS BANCSHARES, INC.
                                 CONSOLIDATED BALANCE SHEET
                                        UNAUDITED
                                (Dollar Amounts in Thousands)

                                                  September 30   September 30    December 31
                                                       1994           1993           1993
ASSETS                                               ---------      ---------      ---------
 Cash and Due From Banks                          $    32,461    $    36,766    $    30,588
 Debt Securities Available for Sale                    91,936         92,044         85,506
 Debt Securities Held for Investment                   10,014              0              0
 Marketable Equity Securities                           1,153          6,516          1,452
                                                    ----------     ----------     ----------
   Total Investments                                  103,103         98,560         86,958
 Loans                                                414,463        445,796        440,592
 Segregated Assets                                    104,582        148,605        132,879
   Less: Reserve for Possible Loan Losses             (19,299)       (14,684)       (20,060)
                                                    ----------     ----------     ----------
   Net Loans                                          499,746        579,717        553,411
 FHLB Stock                                             6,856          4,728          5,574
 Bank Premises and Equipment                           16,440         16,010         16,148
 Investment in Real Estate Ltd Partnerships             4,240          4,976          4,610
 OREO and Insubstance Foreclosure                      15,583         12,753         13,674
 Other Assets                                          24,428         18,209         24,085
                                                    ----------     ----------     ----------
      Total Assets                                $   702,857    $   771,719    $   735,048
                                                    ==========     ==========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
 Deposits:
   Demand                                         $    90,743    $    89,640    $    96,413
   Savings, NOW and Money Market Accounts             302,412        331,592        321,821
   Time Certificates of Deposit $100,000 and Over      24,983         24,711         21,215
   Other Time                                         177,989        190,251        179,860
                                                    ----------     ----------     ----------
      Total Deposits                                  596,127        636,194        619,309
 Federal Funds Purchased                                    0         15,700          7,500
 Securities Sold U/A to Repurchase                          0         10,343          1,681
 Demand Note Due US Treasury                            4,205          5,164          5,743
 Other Liabilities                                      9,806          9,631          8,462
                                                    ----------     ----------     ----------
      Total Liabilities                               610,138        677,032        642,695
 Long-Term Debt                                        44,230         46,634         46,633
Stockholders' Equity
 Common Stock, $.01 Par Value                              42             42             42
    Shares Authorized                   4,700,000
    Outstanding, All Periods            4,242,927
 Treasury Stock (at Cost)                                (178)          (178)          (179)
 Surplus                                               30,647         30,647         30,647
 Undivided Profits                                     18,576         17,542         15,354
 Valuation Allowance- Investments (Net of Taxes)         (598)                         (144)
                                                    ----------     ----------     ----------
      Total Stockholders' Equity                       48,489         48,053         45,720
                                                     ---------      ---------      ---------
     Total Liabilities and Shareholders' Equity   $   702,857    $   771,719    $   735,048
                                                    ==========     ==========     ==========
  Book Value per Share                                 $11.46         $11.36         $10.74


                                                MERCHANTS BANCSHARES, INC.
                                          CONSOLIDATED STATEMENT OF OPERATIONS
                                                       UNAUDITED
                                   (Dollar Amounts in Thousands, Except for Per Share Data)
                                                    Quarter Ended                   Nine Months Ended
                                                     September 30                      September 30,
                                                1994          1993                  1994          1993
Interest Income:
 Interest on Loans                          $    11,482   $    12,170           $    33,960   $    30,795
Investment Income:
   Obligations of U.S. Government                   761           859                 2,334         2,844
Other                                               143           116                   416           299
Federal Funds Sold                                  129            56                   304            96
                                              ----------    ----------            ----------    ----------
                                            $    12,515   $    13,201           $    37,014   $    34,034
                                              ----------    ----------            ----------    ----------
Interest Expense:
  Interest on Deposits                      $     4,589   $     5,012           $    13,234   $    12,420
  Interest on Capital Notes
    and Other Borrowings                            996         1,349                 3,378         3,749
                                              ----------    ----------            ----------    ----------
                                            $     5,585   $     6,361           $    16,612   $    16,169
                                              ----------    ----------            ----------    ----------
Net Interest Income                         $     6,930   $     6,840           $    20,402   $    17,865
 Provision for Possible Loan Losses               1,750         2,750                 4,250        17,072
                                              ----------    ----------            ----------    ----------
 Net Interest Income after
  Provision for Possible Loan Losses        $     5,180   $     4,090           $    16,152   $       793
Other Income:                                 ----------    ----------            ----------    ----------
 Fees on Loans                              $       789   $     1,156           $     2,657   $     3,128
 Service Charges on Deposits                        846           961                 2,653         2,545
 Other                                            1,292         1,233                 3,843         3,668
 Gains on Sales of Investments                       81           423                    62         1,751
                                              ----------    ----------            ----------    ----------
                                            $     3,008   $     3,773           $     9,215   $    11,092
Other Expenses:                               ----------    ----------            ----------    ----------
 Salaries and Wages                         $     2,790   $     2,587           $     8,023   $     6,766
 Employee Benefits                                  769           708                 2,093         1,998
 Occupancy Expense, Net                             535           504                 1,781         1,384
 Equipment Expense                                  549           493                 1,459         1,308
 Low Income Housing Losses                          238           239                   715           709
 Other Real Estate Owned Expenses (Net)             392           581                 1,195         1,435
 Other                                            2,149         1,936                 6,554         5,088
                                              ----------    ----------            ----------    ----------
                                            $     7,422   $     7,048           $    21,820   $    18,688
                                              ----------    ----------            ----------    ----------
Income (Loss) Before Income Taxes           $       766   $       815           $     3,547   $    (6,803)
Provision (Benefit) for Income Taxes                (13)          (26)                  324        (3,234)
                                              ----------    ----------            ----------    ----------
Net Income (Loss)                           $       779   $       841           $     3,223   $    (3,569)
                                              ==========    ==========            ==========    ==========
Per Common Share Net Income (Loss)          $      0.18   $      0.20           $      0.76   $     (0.85)
                                              ==========    ==========            ==========    ==========
Dividends Paid Per Share                    $      0.00   $      0.00           $      0.00   $      0.20
                                              ==========    ==========            ==========    ==========
Weighted Average Common Shares Outstanding    4,230,192     4,230,192             4,230,192     4,211,709


                                   MERCHANTS BANCSHARES, INC.
                           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                              FOR THE YEAR ENDED DECEMBER 31, 1993 AND
                           THE NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993
                                          UNAUDITED
                                      (Thousands of Dollars)








                                                                         Valuation     Total
                                 Common            Undivided  Treasury   Allowance    Equity
                                 Stock   Surplus    Profits    Stock    Investments   Capital
                                 ------  --------   --------   -------   ---------    --------
 Balance - December 31, 1992    $   42  $ 30,636  $  21,949  $   (424) $            $  52,203
   Net Income (Loss)                                 (3,569)                           (3,569)
   Treasury Stock Transactions                11         11       246                     268
   Cash Dividends ($.20 per share)                     (849)                             (849)
                                  -----   ------    ------     -------   ---------    -------
 Balance - September 30, 1993   $   42  $ 30,647  $  17,542  $   (178) $         0  $  48,053
   Net Income (Loss)                                 (2,213)                           (2,213)
   Treasury Stock Transactions                           25         0                      25
   Change in Valuation
    Allowance - Investments                                                   (144)      (144)
                                  -----   ------    -------    -------   ---------    -------
 Balance - December 31, 1993    $   42  $ 30,647  $  15,354  $   (178) $      (144) $  45,721
   Net Income                                         3,222                             3,222
   Change in Valuation
    Allowance - Investments                                                   (454)      (454)
                                  -----   -------   -------    -------   ---------    -------
 Balance - September 30, 1994   $   42  $ 30,647  $  18,576  $   (178) $      (598) $  48,489
                                  =====   =======   =======    =======   =========    =======


                          MERCHANTS BANCSHARES, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   UNAUDITED
                         (Dollar Amounts in Thousands)

              For the Nine Months Ended September 30,    1994       1993
CASH FLOWS FROM OPERATING ACTIVITIES:                   -------    -------
Net Income (Loss)                                    $    3,223  $  (3,569)
Adjustments to Reconcile Net Income (Loss) to Net
 Cash Provided by Operating Activities:
  Provision for Possible Loan Losses                      4,250     17,072
  Provision for Depreciation and Amortization             1,572      1,347
  Prepaid income taxes                                     (427)    (4,612)
  Imputed Gain on Sale of Loans                            (172)      (415)
  Net Gains on Sales of Investment Securities               (62)    (1,827)
  Net Gains on Sales of Loans and Leases                    176       (288)
  Equity in Losses Real Estate Ltd Partnerships             715        709
(Increase) Decrease in Interest Receivable                 (249)      (425)
Increase in Interest Payable                              1,195        776
(Increase) in Other Assets                               (1,113)    (4,206)
Increase in Other Liabilities                               149      1,965
Decrease in Net Investment - Leases                          48        452
                                                        -------    -------
  Net Cash Provided by Operating Activities          $    9,305  $   6,979
                                                        -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from Sales of Investment Securities       $      651  $ 362,819
  Proceeds from Sales of Loans and Leases                36,434     67,067
  Purchases of Investment Securities                    (20,201)  (367,006)
  Loans Originated, Net of Principal Repayments          12,478    (59,759)
  Net Cash Rec'd - New First Nat'l Bank Acquisition           0      5,737
  Purchases of Premises and Equipment                    (1,834)    (2,685)
                                                        -------    -------
    Net Cash Provided by Investing Activities        $   27,528  $   6,173
                                                        -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net Increase (Decrease) in Deposits                $  (23,182) $ (32,871)
  Net Increase (Decrease) in Short-term Borrowing        (9,375)    22,742
  Principal (Payments) Borrowings on Long-Term Debt      (2,403)    (2,403)
  Acquisition of Treasury Stock                               0       (132)
  Cash Dividends Paid                                         0       (843)
  Sale of Treasury Stock                                      0        377
                                                        -------    -------
    Net Cash Used in Financing Activities            $  (34,960) $ (13,130)
                                                        -------    -------
Increase in Cash and Cash Equivalents                     1,873         22
Cash and Cash Equivalents at January 1                   30,588     36,744
                                                        -------    -------
Cash and Cash Equivalents at Period End              $   32,461  $  36,766
                                                        =======    =======
Total Interest Payments                              $   15,417  $  15,393
Total Income Tax Payments                            $       50  $   1,190

                                   MERCHANTS BANCSHARES, INC
                                       SEPTEMBER 30, 1994

          NOTES TO FINANCIAL STATEMENTS:
                  See the Form 10-K filed as of December 31, 1993 for additional information.

          NOTE 1:  CURRENT OPERATING ENVIRONMENT AND REGULATORY MATTERS
              As a result of a joint field examination of the Bank by the Federal Deposit Insurance Corporation (the FDIC) and the State of Vermont Department of Banking, Insurance and Securities (the Commissioner) as of March 31, 1993, the Bank entered into a Memorandum of Understanding (MOU) with the FDIC and the Commissioner on October 29, 1993. Under the terms of the MOU, the Bank is required to, among other things, maintain a leverage capital ratio of at least 5.5%, revise certain operating policies, enhance certain loan review procedures, refrain from declaring dividends and correct certain technical exceptions and violations of applicable regulations. The dividend limitation includes dividends paid by the Bank to the Company. The Company services senior subordinated debt, which totalled $4.8 million at September 30, 1994, and which requires semiannual interest payments and an annual principal payment of $2.4 million through 1996. The MOU permits the repayment of certain advances totaling approximately $940,000 which were outstanding at September 30, 1994. The repayment of such advances, together with the Company's cash on hand at September 30, 1994 is sufficient to service the senior debt until May, 1996. The Bank was also directed by the FDIC to increase the reserve for possible loan losses by approximately $12 million and to charge off loans totaling approximately $8 million at the conclusion of the examination in June, 1993.
              As of February 18, 1994, the Company and the Federal Reserve Bank of Boston (the Federal Reserve) entered into an agreement requiring the Company to submit to the Federal Reserve, among other things, a capital plan, a dividend policy, a debt service plan and a management assessment. As of September 30, 1994, the Company has submitted drafts of the requested plans and is working with the Federal Reserve to develop acceptable plans by October 25, 1995. In addition, the Company may not declare or pay a dividend without the approval of the Federal Reserve.
              OnMarch 31, 1994, the FDIC and the Commissioner completed the field work related to their most recent examination of the bank as of December 31, 1993. The examination report, received in early July, requires management to correct certain administrative and legal violations and enhance certain operating policies.
              Management believes that it is in substantial compliance with the MOU and the Written Agreement as of September 30, 1994.
              Failure to maintain theminimum leverage capital ratio of5.5% included in the MOU or compliance with other provisions of the MOU, or the agreement with the Federal Reserve, could subject the Bank or the Company to additional actions by the regulatory authorities.

          NOTE 2: ACQUISITION
              On June 4, 1993, the Bank purchased certain assets and assumed the deposits  and  certain other  liabilities  of the  New  First
          National Bank of Vermont  (NFNBV) from the FDIC.   NFNBV had been
          taken over by the FDIC in January 1993. The acquisition involved an assumption of net deposits and liabilities which resulted in the Bank receiving a cash payment from the FDIC of approximately
          $5.7  million.   The  Bank  subsequently  acquired certain  NFNBV
          property  and  equipment from  the  FDIC  for approximately  $1.5
          million  which was  paid  to  the  FDIC  in  April,  1994.    The
          acquisition was accounted for using the purchase method of accounting and accordingly, the acquired assets and liabilities were recorded at their estimated fair market values at the date
          of  acquisition.   The  operating results  related  to NFNBV  are
          included in the Company's statement of operations since the date of the acquisition.
              Included in the purchase price allocation is the establishment of an allowance for possible loan losses of $2 million and a core deposit intangible of approximately $4.5 million, being amortized over 15 years using the straight line method.
              No pro forma informationis presented for the periodJanuary 1,
          1993 to the date of the acquisition because no accurate financial information is available relative to NFNBV's operations from the FDIC.
              Under the terms of the acquisition, the Company will  receive financial assistance (loss sharing) with respect to certain acquired loans charged-off by the Company during the three years
          subsequent  to  the acquisition.    The FDIC  will  reimburse the
          Company, on a quarterly basis, 80% of net charge-offs and certain
          expenses   related  to  loans  subject  to  loss  sharing  up  to
          cumulative losses aggregating $41.1 million, after which the reimbursement rate will be 95% of net charge-offs on the loans.
          Acquired  loans  subject  to   loss  sharing  are  classified  as
          Segregated   Assets  in  the  accompanying  consolidated  balance
          sheets.
              In  addition, under  the  terms of  the acquisition  approval received from the State of Vermont Department of Banking, Insurance and Securities, the Bank is required to, among other things, maintain Tier 1 leverage capital at the higher of 5.5% or the minimum regulatory leverage capital required by the FDIC, and to refrain from paying dividends from the Bank to the Company if the Bank's capital is below the minimum capital requirement. The Bank and the Company were in compliance with all the terms of the acquisition approval agreement with the State of Vermont during 1993 and through September 30, 1994.

          NOTE 3: SUBSEQUENT EVENT
              See Part II (Other Information), Item 1 (Legal Proceedings) for a description of a legal action brought against the Company and its subsidiaries after the close of the quarter.

                                   MERCHANTS BANCSHARES, INC

          ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

              All adjustments necessary for a fair statement of the nine months ended September 30, 1994 and 1993 have been included in the financial statements. The information was prepared from the books of Merchants Bancshares, Inc. and its subsidiaries, the Merchants Bank and Merchants Properties, Inc., without audit.
              In the ordinary course of business, the Merchants Bank makes commitments for possible future extensions of credit. On September 30, 1994, the Bank was obligated for $10,207,725 of standby letters of credit. No losses are anticipated in connection with these commitments.

          RESULTS OF OPERATIONS
          1.  ANALYSIS OF QUARTERLY STATEMENTS OF OPERATIONS

              Netincome for the third quarter of 1994 was $779,000 compared to net income for the same period a year earlier of $841,000. On a per share basis, the net income represented $.18 per share compared to $.20 for 1993. Third quarter net interest income before the provision for possible loan losses was $6.9 million in 1994 compared to $6.8 million a year earlier even though average earning assets were $66 million less than for the quarter a year earlier and interest bearing liabilities were $34 million less for the quarter.
              The provision for possible loan losses totalled $1.75 million for the third quarter of 1994 compared to $2.75 million for the third quarter of 1993. The decrease in provisioning is due to a slowly improving portfolio of nonperforming assets and a slowly improving economic environment during 1994.
              During the quarter ended September 30, 1994, the Company recognized $81,000 in gains on the sale of investments, as compared to $423,000 for the same quarter a year earlier.
                  Total non-interest expenses are up approximately 5.3%from the same quarter a year ago due to higher employee expenses and the costs of maintaining compliance with the MOU and the Written Agreement. Net expenses of other real estate owned are down 32.5% from the previous year.
              The Company recognized $240,000 in low income housing tax credits during the quarters September 30, 1994 and 1993 representing the amount earned during the those quarters.
              The schedules on the following pages analyze interest and overhead management in relation to total average assets and the yield analysis for the periods reported.

                            MERCHANTS BANCSHARES, INC.
                  INTEREST MANAGEMENT AND OPERATING EXPENSE ANALYSIS
                       (IN THOUSANDS - TAXABLE EQUIVALENT BASIS)

                              QUARTER ENDED    QUARTER ENDED    QUARTER ENDED
                                 09/30/94        12/31/93         09/30/93
    Total Average Assets         $699,706        $755,667         $789,182
 ------------------------    --------------- ---------------- ----------------
                             AMOUNT   % OF   AMOUNT    % OF   AMOUNT    % OF
                                     ASSETS           ASSETS           ASSETS

    INTEREST MANAGEMENT
   Interest Income (T.E.)   $12,571    7.19% $12,915    6.84% $13,276    6.73%
 --------------------------- --------------- ---------------- ----------------
      Interest Expense        5,585    3.19%   5,786    3.06%   6,361    3.22%
 --------------------------- --------------- ---------------- ----------------
 Net Int before Prov (T.E.)  $6,986    3.99%  $7,129    3.77%  $6,915    3.50%
 --------------------------- --------------- ---------------- ----------------
    Prov for Loan Losses      1,750    1.00%   6,750    3.57%   2,750    1.39%
 --------------------------- --------------- ---------------- ----------------
   Net Int. Income (T.E.)    $5,236    2.99%    $379    0.20%  $4,165    2.11%
 --------------------------- --------------- ---------------- ----------------
   NET OPERATING EXPENSE
   Non-Interest Expense:
         Personnel           $3,559    2.03%  $3,541    1.87%  $3,295    1.67%
 --------------------------- --------------- ---------------- ----------------
         Occupancy              535    0.31%     565    0.30%     504    0.26%
 --------------------------- --------------- ---------------- ----------------
         Equipment              549    0.31%     571    0.30%     493    0.25%
 --------------------------- --------------- ---------------- ----------------
           Other              2,779    1.59%   2,976    1.58%   2,756    1.40%
 --------------------------- --------------- ---------------- ----------------
           Total             $7,422    4.24%  $7,653    4.05%  $7,048    3.57%
 --------------------------- --------------- ---------------- ----------------
 Less Non-Interest Income:
       Fees on Loans           $789    0.45%  $1,470    0.78%  $1,156    0.59%
 --------------------------- --------------- ---------------- ----------------
   Service Charges on Dep       846    0.48%   1,026    0.54%     962    0.49%
 --------------------------- --------------- ---------------- ----------------
           Other              1,373    0.78%   1,463    0.77%   1,656    0.84%
 --------------------------- --------------- ---------------- ----------------
           Total             $3,008    1.72%  $3,959    2.10%  $3,774    1.91%
 --------------------------- --------------- ---------------- ----------------
   Net Operating Expense     $4,414    2.52%  $3,694    1.96%  $3,274    1.66%
 --------------------------- --------------- ---------------- ----------------

          SUMMARY
    Net Interest Income      $5,236    2.99%    $379    0.20%  $4,165    2.11%
 --------------------------- --------------- ---------------- ----------------
  Less Net Operating Exp.    $4,414    2.52%  $3,694    1.96%  $3,274    1.66%
 --------------------------- --------------- ---------------- ----------------
    Profit Before Taxes        $822    0.47% ($3,315)  -1.75%    $891    0.45%
 --------------------------- --------------- ---------------- ----------------

         NET PROFIT            $779    0.45% ($2,212)  -1.17%    $841    0.43%
 --------------------------- --------------- ---------------- ----------------


                                          MERCHANTS BANCSHARES, INC
                                              YIELD ANALYSIS
                                               (UNAUDITED)
                                              (IN THOUSANDS)
                                                       NINE MONTHS ENDED
                                              SEPTEMBER 30, 1994      SEPTEMBER 30, 1993

Fully Taxable Equivalent                       AVERAGE   AVERAGE       AVERAGE   AVERAGE
Includes Fees on Loans                         BALANCE     RATE        BALANCE     RATE
                                             -----------  -------    -----------  -------
INTEREST EARNING ASSETS
Investments                                $      93,100    3.95%  $     107,341    3.94%
 Loans                                           531,818    9.24%        500,790    9.23%
 Federal Funds Sold                               10,218    3.97%          4,265    3.00%
                                                --------  -------       --------  -------
Total Interest Earning Assets              $     635,136    8.38%  $     612,396    8.26%
                                                ========  =======       ========  =======

INTEREST BEARING LIABILITIES
 Savings, NOW and Money Market Deposits    $     314,039    2.61%  $     296,121    2.76%
 Time Deposits                                   200,306    4.66%        165,957    4.89%
                                                --------  -------       --------  -------
    Total Savings and Time Deposits              514,345    3.41%        462,078    3.52%
 Federal Funds Purchased and Securities
    Sold Under Agreements to Repurchase              722    3.29%          9,351    3.09%
 Other Borrowed Funds                             62,642    7.32%         72,340    6.89%
                                                --------  -------       --------  -------
Total Interest Bearing Liabilities               577,709    3.83%        543,769    3.97%

Other Liabilities and Stockholders' Equity
 (Net of Non-Interest Earning Assets)             57,427                  68,627
                                                --------                --------
Total Liabilities and Stockholders' Equity
 (Net of Non-Interest Earning Assets)      $     635,136           $     612,396
                                                ========                ========
Rate Spread                                                 4.55%                   4.29%
                                                          =======                 =======
Net Yield on Interest Earning Assets                        4.90%                   4.74%
                                                          =======                 =======



                              MERCHANTS BANCSHARES, INC.

          BALANCE SHEET

                Average assets decreased $4 million during the quarter ended
          September 30, 1994, down $55.9 million from the December 31, 1993 level and  $89.5 million from the  same date a year  ago.  Period end  investment  balances  increased  approximately  $20  million during the quarter, and have increased $5 million since September
          30,  1993.   Gross loans, including  segregated assets,  are down
          $10.4 million  during the quarter, and have decreased $74 million from the same date a year ago.
                 Shortterm borrowings decreased $26.8 million over the last
          12 months, and are down $103,000 since June. Effective January 1,
          1994, the  Bank no longer issues  overnight repurchase agreements to its cash management customers, rather, this product is handled by the  trust company subsidiary  on an off-balance  sheet basis.
          Deposits have increased $5.3 million during the  quarter, and are down $40 million from the same date a year ago.
                Shareholders'equity increased $901,000 during the quarter, due to net income earned plus an adjustment of $121,000 to adjust the investment portfolio  to the  market value  at September  30,
          1994.  Tier 1  leverage capital at  the Company level was  6.33%,
          5.70%  and 5.65%  at September  30, 1994,  December 31,  1993 and
          September 30, 1993, respectively.


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

          NON-PERFORMING ASSETS

             The  following  tables  summarize  the  Bank's  non-performing assets. The first table shows balances of nonperforming assets at
          September 30, 1994 covered by  a loss sharing arrangement related to  the acquisition of the  NFNBV On June 4,  1993.  The terms of the Purchase and Assumption Agreement related to the  purchase of
          NFNBV require that the FDIC  pay the Bank 80% of  net charge-offs
          up to  $41,100,000 on  any loans  that qualify   as loss  sharing
          loans  for  a  period  of  three  years  from  the  date  of  the acquisition.  If net charge offs on qualifying loss sharing loans exceed $41,100,000  during the  three  year period,  the FDIC  is
          required  to  pay  95% of  such  qualifying  charge  offs.   This
          arrangement  significantly reduces  the  exposure that  the  Bank
          faces on NPAs that are covered by loss sharing.   As of September
          30, 1994 NPAs covered  by loss sharing totaled $14,999,000.   The
          aggregate amount of loans covered by the loss sharing arrangement at September 30, 1994 totalled $104,582,000.

             (in thousands)        Regular     Loss Sharing
                                    Assets         Assets         Total

          Nonaccrual Loans         $15,065        $13,320        $28,385
          Restructured Loans         4,947             67          5,014
          Loans Past Due 90
           days or more and
           still accruing              106              0            106
          Other Real Estate
           Owned                    13,971          1,612         15,583
                                   -------        -------        -------
          Total                    $34,089        $14,999        $49,088
                                   =======        =======        =======

          The second table shows nonperforming assets as of June 30, 1994 and September, 1994 (in thousands):

                                            06/30/94       09/30/94
                                            --------       --------
          Nonaccrual Loans                   $39,166        $28,385
          Loans Past due 90 Days or
           More and still Accruing               558            106
          Restructured Loans                   2,892          5,014
                                             -------        -------
          Total Nonperforming loans          $42,616        $33,505

          Other Real Estate Owned             15,954         15,583
                                             -------        -------
          Total Nonperforming Assets         $58,570        $49,088
                                             =======        =======

                                               06/30/94       09/30/94
          Percentage of Non-Performing         --------       --------
            Loans to Total Loans                 8.04%          6.44%

          Percentage of Non-Performing
            Assets to Total Loans plus
            Other Real Estate Owned             10.72%          9.18%

          Percentage of RPLL to Total
            Loans                                3.45%          3.72%

          Percentage of RPLL to NPL             42.98%         57.60%

          Percentage of RPLL to NPA             31.27%         39.32%


             Nonperforming Loans  (NPL) declined   by $9,111,000  from June
          30,  1994  to September  30, 1994.   Non-performing  Assets (NPA)
          declined by $9,482,000 during the same period.  Gross charge offs of $1,174,000 were responsible  for part of the decline  in NPLs.
          $1,065,000 in  performing loan balances were  returned to accrual status.  Payoffs accounted  for the remainder of the  decrease in
          NPAs and NPLs.  The RPLL increased by $984,000 from June 30, 1994 to September  30, 1994 as  the result  of the provision  for loan losses.

             As previously mentioned, the loss  sharing arrangement reduces the exposure the  Company faces on NPLs.  Adjusting the NPL total for  the  80% FDIC  coverage  on  qualifying  loss sharing  loans
          results in significantly  larger RPLL  to NPL ratios.   The  loss
          sharing, adjusted  ratios of RPLL  to NPLs at  June 30,  1994 and
          September 30, 1994 were 57% and 85% respectively.  This level  of
          coverage   is   considered  adequate   based   upon  management's
          evaluation  of  known  and   inherent  risks  in  the  portfolio.
          Approximately  85% of the NPLs  are secured by  real estate which significantly reduces the Company's exposure to loss.  Based upon the combination of loss sharing coverage of some of the NPLs, the
          secured   nature  of   a   significant  portion   of  the   NPLs,
          stabilization of  the local real estate  market, and management's assessment of the current and prospective leve of risk in the loan portfolio, the balance in the RPLL is considered adequate at
          September 30, 1994.

          DISCUSSION OF EVENTS AFFECTING NPAs:

             Significant events affecting the categories of NPAs are discussed below:

          Nonaccrual Loans:

             Nonaccrual loans declined $10,781,000 during the third quarter of 1994 due partially to the reclassification of a borrowing relationship for $3,397,000 as troubled debt restructured (TDR).
          Performing loans totalling $1,065,000 were returned to accrual status. Payoffs accounted for the most significant part of the decline.

          Restructured Loans:

             Restructured Loans increased from  $2,892,000 at June 30, 1994
          to $5,014,000 at  September 30,  1994.   This resulted  primarily
          from   the  reclassification   of  the   $3,397,000  relationship
          mentioned  in  the  Nonaccrual  section  above.    One  loan  for
          $1,323,000  which had  performed at  market rates  and  terms for fourteen (14) months was returned to performing status.

          Other Real Estate Owned and Insubstance Foreclosure:

             The decrease in OREO and ISF of $368,000 from June 30, 1994 to
          September 30, 1994 resulted from various activity.

             Additions  in  OREO included  land  parcels  for $429,000  and
          additional   amounts   for   various    residential   properties.
          Reductions   resulting  from   sales   included  three   separate
          commercial properties for $1,219,000.

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

             The  total amount of Other Real  Estate Owned and In-Substance
          Foreclosure at June 30, 1994 and September 30, 1994 was as follows:

                                     June 30, 1994     September 30, 1994

          Other Real Estate Owned      $10,759              $10,898
          In-Substance Foreclosure       5,195                4,685
                                       -------              -------
                         Total:        $15,954              $15,583
                                       =======              =======

          CAPITAL RESOURCES

              As a state chartered bank, the Bank's primary regulator is
          the FDIC.   Accordingly, the  Bank is affected  by the  Financial
          Institutions  Reform,  Recovery  and  Enforcement   act  of  1989
          (FIRREA) which was enacted in August 1989 and the Federal Deposit
          Insurance  Corporation   Improvement  Act  (FDICIA)   enacted  in
          December 1992.
              The Bank is subject to regulatory capital regulations which provide for two capital requirements - a leverage requirement and
          a risk-based  capital  requirement.    The  leverage  requirement
          provides  for a  minimum "core"  capital consisting  primarily of common stockholders'  equity of 3%  of total adjusted  assets for those  institutions with the  most favorable composite regulatory
          rating.   Under  the terms of  the MOU,  the Bank  is required to
          maintain  a leverage capital ratio  of at least  5.5% and refrain from  declaring dividends without the prior approval of the FDIC.
          The Company is  also required to refrain from declaring dividends
          without the  Federal Reserve's prior permission.   The risk-based
          capital requirement of FIRREA provides for minimum capital levels
          based on the  risk weighted assets  of the Bank.   The guidelines
          require banks to meet  a minimum Tier 1 risk-based  capital ratio of 4.0% and a total risk based  capital ratio of 8.0% as of March
          31,  1994.   As of  September 30,  1994, all  the Bank's  capital
          measurements exceeded regulatory minimums.







                              MERCHANTS BANCSHARES, INC.

          PART II - OTHER INFORMATION

          Item 1 - Legal Proceedings
               On October 25, 1994, a lawsuit was filed in U.S. District
          Court against the Company, the Bank, the Bank's wholly owned subsidiary, the Merchants Trust Company (MTC) and the trustees of MTC alleging violations of Sections 10(b) and 20 of the Exchange
          Act, 15 U.S.C. SS 78j(b), 78t and Securities and Exchange
          Commission, Rule 10b-5 promulgated thereunder, 15 U.S.C. SS
          240.10b-5(1)-(3); Sections 12(2) and 15 of the Securities Act, 15
          U.S.C. SS 771(2); RICO, 18 U.S.C. SS 1964; the common laws of negligent misrepresentation and breach of fiduciary duties; and for breach of contract by a customer of MTC purporting to represent a class of customers of MTC relating to certain investments made in funds managed by Piper Jaffrey. The action seeks compensatory and/or treble damages plus interest and legal costs in an amount to be proven at trial. The Company and counsel intend to vigorously defend the action. The proceedings are at an early stage and we are not presently able to quantify the likelihood that the Company will prevail, the likely magnitude of a damage award in the event it should not prevail nor whether any such award would have a materially adverse effect on the Company's financial position or results of operations.
               A lawsuit was filed in Vermont Superior Court on September
          22, 1994 arising from the same investment based on common law theories. Management believes that the resolution of this matter will not have a materially adverse effect on the consolidated financial position or results of operations.
               In addition, the Bank is involved in various legal proceedings arising in the normal course of business. Management believes that the resolution of such proceedings will not have a materially adverse effect on the consolidated financial position or results of operations.

          Item 2 - Changes in Securities - NONE

          Item 3 - Defaults upon Senior Securities - NONE

          Item 4 - Submission of Matters to a Vote of Security Holders
                                                        - NONE

          Item 5 - Other Issues - NONE

          Item 6 - Exhibits and Reports on Form 8-K - NONE







                              MERCHANTS BANCSHARES, INC.

                                      FORM 10-Q

                                  SEPTEMBER 30, 1994

                                      SIGNATURES

               Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             Merchants Bancshares, Inc.

                                               \S\ Joseph L. Boutin
                                             -------------------------
                                             Joseph L Boutin, President

                                               \S\ Edward W. Haase
                                             --------------------------
                                             Edward W Haase, Treasurer

                                             November 11, 1994
                                             --------------------------
                                             Date



















