Form 10-K
MERCHANTS BANCSHARES INC
filed 1995-03-30
CIK 726517

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                        THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994

                          COMMISSION FILE NUMBER 0-11595

                             MERCHANTS BANCSHARES, INC.
                       ----------------------------------
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

The aggregate market value of the voting stock held by non-affiliates is $29,021,285 as computed using the average bid and asked prices of stock, as of February 15, 1995.

The number of shares outstanding for each of the registrant's classes of common stock, as of February 15, 1995 is:
                Class:  Common stock, par value $.01 per share
                        Outstanding:  4,242,927 shares

                      DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Annual Report to Shareholders for the year ended December 31, 1994 are incorporated herein by reference to Part II.
Portions of the Proxy Statement to Shareholders for the year ended December 31, 1994 are incorporated herein by reference to Part III.



                                   FORM 10-K
                              TABLE OF CONTENTS
  Part I                                                          Page Reference

         Item 1 -         Business                                       1

         Item 2 -         Properties                                     6

         Item 3 -         Legal Proceedings                              9

         Item 4 -         Submission of Matters to a                    10
                          Vote of Security Holders
  Part II

         Item 5 -         Market for Registrant's Common                 11
                          Equity and Related Stockholder
                          Matters

         Item 6 -         Selected Financial Data                        11

         Item 7 -         Management's Discussion and Analysis           24
                          of Financial Condition and Results of
                          Operations

         Item 8 -         Financial Statements and Supplementary         24
                          Data

         Item 9 - Changes in and Disagreements with Accountants 24 on Accounting and Financial Disclosures
   Part III

         Item 10 -        Directors and Executive Officers of the        25
                          Registrant

         Item 11 -        Executive Compensation                         25

         Item 12 -        Security Ownership of Certain Beneficial       25
                          Owners and Management

         Item 13 -        Certain Relationships and Related Party        25
                          Transactions
   Part IV

         Item 14 -        Exhibits, Financial Statement                  25
                          Schedules, and Reports on Form 8-K

   Indemnification Undertaking by Registrant                             27

   Signatures                                                            28



                                    PART I

ITEM 1 -         BUSINESS

A chronology of events, including acquisitions, relating to MERCHANTS BANCSHARES, INC., (the Company) is as follows:

     July 1, 1983:   Merchants Bancshares, Inc. was organized as a Vermont
     corporation, for the purpose of acquiring, investing in or holding stock in any subsidiary enterprise under the Bank Holding Company Act of 1956.

     January 24, 1984: Company acquired The Merchants Bank, a Vermont chartered commercial bank.

     June 2, 1987: Company shareholders approved a resolution to change the state of incorporation of the Company from Vermont to Delaware.

     October 4, 1988: Company organized Merchants Properties, Inc., whose mission is as described below.

THE MERCHANTS BANK, (the Bank) was organized in 1849, and assumed a national bank charter in 1865, becoming The Merchants National Bank of Burlington,
Vermont.   On September 6, 1974 the Bank converted its national charter to a state-bank charter, becoming known as The Merchants Bank. Since 1971 the Bank has acquired by merger seven Vermont banking institutions, and has acquired the deposits of an eighth bank located in St. Johnsbury, Vt. The last such acquisition occurred on June 4, 1993 at which time the Bank acquired the New First National Bank of Vermont, with thirteen banking offices, from the Federal Deposit Insurance Corporation Division of Liquidation. As of December 31,
1994 the Bank was the third largest commercial banking operation in Vermont, with deposits totalling $582.2 million, net loans of $490.6 million, and total assets of $694.8 million, on a consolidated basis.

Since September 30, 1988, The Merchants Bank has participated as an equity partner in the development of several AFFORDABLE HOUSING PARTNERSHIPS which were formed to provide residential housing units within the State of Vermont. During the past four years these partnerships have developed 727 units of residential housing, 470 (65%) of which qualify as "affordable housing units for eligible low income owners or renters", and 257 (35%) of which are "market rate units". These partnerships have invested in 16 affordable and elderly housing projects within 13 Vermont communities: St. Albans, Middlebury, Williston, Winooski, Brattleboro, Montpelier, Burlington, Springfield, St. Johnsbury, Colchester, Swanton, Bradford and Hardwick.

MERCHANTS PROPERTIES, INC., a wholly owned subsidiary of the Company, was organized for the purpose of developing and owning affordable rental housing units throughout the state of Vermont. As of December 31, 1994 the corporation owned one development located in Enosburg, Vermont, consisting of a 24-unit low income family rental housing project, which was completed and rented during 1989. This housing development is fully occupied at this time. Total assets of this corporation at December 31, 1994 were $1,309,983.

The Merchants Bank owns controlling interest in the MERCHANTS TRUST COMPANY, a Vermont corporation chartered in 1870 for the purpose of offering fiduciary services such as estate settlement, testamentary trusts, guardianships, agencies, intervivos trusts, employee benefit plans and corporate trust services. The Merchants Trust Company also operates a discount brokerage office, through Olde Discount Corporation, enabling investors to purchase or sell stocks and bonds on a discounted commission schedule. As of December 31, 1994, the Merchants Trust Company had fiduciary responsibilities for assets valued at market in excess of $365.5 million. Total revenue for 1994 was $1,809,991, total expense was $4,415,949, (including an extraordinary item totalling $3,246,100 as described in Part I, Item 4, page 9) resulting in a pre-tax net loss for the year of $2,605,958. This loss is included in the consolidated tax return of its parent company, The Merchants Bank.

QUENESKA CAPITAL CORPORATION, a wholly-owned subsidiary of The Merchants Bank was established on April 4, 1988 as a Federal licensee under the Small Business Act of 1958 to provide small business enterprises with loans and/or capital. As of December 31, 1994, the corporation had assets of $1,720,961, liabilities of $109,034 due to the parent company for accrued management fees, and equity capital of $1,611,928.

Queneska Capital Corporation has no employees, relying on the personnel resources of its parent company to operate. As compensation for its services Queneska pays the Bank a management fee in the amount of 1.5% on annual average assets ($23,269) in 1994. This fee is eliminated in the financial statement consolidation of the parent company.

Queneska's taxable income or loss is included in the consolidated tax return of its parent company, The Merchants Bank. Queneska computes its income tax provision of benefit on an individual basis and reimburses, or is reimbursed by, the parent company an amount equal to the annual provision or benefit.

RETAIL SERVICES

The Merchants Bank offers a wide range of deposit and investment products including business checking accounts; Free 60 accounts; NOW checking accounts; NOW 50 accounts; regular checking and Super NOW accounts. In July 1994, the Bank offered a new type of personal account entitled "bottom line checking". This account features a flat monthly fee of $3.00 for twenty checks per statement period with no monthly minimum balance required. A charge of $.50 per check is assessed for more than twenty checks per month. The account can also be used for all electronic transactions including ATM transactions.

The Bank also offers Certificates of Deposit, Money Market accounts, savings accounts, individual retirement accounts and Christmas Club accounts, all at competitive rates and terms. ATF (automatic transfer of funds) provides overdraft protection benefits for personal checking accounts through electronic funds transfer. In addition, the bank offers cash management services for commercial account depositors who may have idle overnight or longer term balances to invest.

The bank provides strong customer support with thirty Automated Teller machines statewide, including one drive-up ATM; and 106 on-line electronic teller stations. The bank's expanded personal computer networks now connect each banking office to the mainframe AS/400 computer with CRT capability, as well as, electronic mail and other PC software applications.

Additional retail services include safe deposit boxes, travelers and gift checks, bank drafts, personal money orders and several methods of automated money transfer, including Federal Reserve wire services.

COMMERCIAL SERVICES

Types of Credit Offerings:
Consumer Loans:
Financing is provided for new or used automobiles; boats; airplanes; recreational vehicles; new mobile homes; collateral loans, secured by savings accounts, listed equities or life insurance; personal loans. Home improvement and home equity lines of credit, as well as Master and Visa credit cards.

Real Estate Loans:
Financing is available for one-to-four family residential mortgages; multi-family mortgages; residential construction; mortgages for seasonal dwellings; commercial real estate mortgages. Mortgages for residential properties are offered on a long-term fixed-rate basis; alternatively, adjustable-rate mortgages are offered. Bi-weekly payment mortgages and graduated (two-step) payment mortgages are offered. Loans under the Farmers Home Administration Rural Guaranteed Housing Program provide up to 100% financing. The bank also participates with the Vermont Housing Finance Agency (VHFA) in providing mortgage financing for low- to moderate-income Vermonters. Most mortgage loan products are offered with as little as a 5% down payment to assist borrowers who qualify, providing the mortgagor(s) acquires private mortgage insurance.

Commercial Loans:
Financing for business inventory, accounts receivable, fixed assets, lines of credit for working capital, community development, irrevocable letters of credit, business credit cards, and U.S. Small Business Administration loans are available.

Other miscellaneous commercial banking services include night depository, coin and currency handling and employee benefits management and related fiduciary services available through the Merchants Trust Company.

EXPANSION EFFORTS

The Merchants Bank operates thirty-eight full-service banking facilities within Vermont; and a remote ATM unit located at the Burlington International
Airport. Since 1963 the Bank has established eleven de novo offices, and since 1969 has acquired seven Vermont banks by merger. The Merchants Bank's most recent acquisition occurred in June of 1993 with the acquisition of the assets and assumption of deposits of the New First National Bank of Vermont from the FDIC. Through this acquisition the Merchants Bank extended its presence on the east side of the state gaining offices in Springfield, Windsor, E. Thetford, Fairlee, Bradford, Newbury and Groton and on the west side of the state an office in Fair Haven. This acquisition also resulted in The Merchants Bank increasing market share in Hardwick, St. Johnsbury and Northfield.

Each decision to expand the branch network has been based upon strategic planning and analysis indicating that the new or acquired facility would provide enhanced banking resources within the community and insure the competitive viability of the Bank through potential growth of deposits and lending activities.

On March 14, 1994 The Merchants Bank opened a limited service office on the Wake Robin Retirement Community Campus in Shelburne, Vermont. During the fall of 1994, The Merchants Bank began restoration of the Old South Hero Inn on the corner of US Route 2 and South St., So. Hero, Vt. The Merchants Bank relocated its South Hero office to this historic site on January 17, 1995.

COMPETITION

Competition for financial services remains very strong in Vermont. As of December 31, 1994, there were eleven state chartered commercial banks, nine national banks, five savings banks and three savings and loan associations operating in Vermont. In addition, other financial intermediaries such as brokerage firms, credit unions, and out-of-state banks also compete for deposit, loan, and other ancillary financial activities.

At year-end 1994 The Merchants Bank was the third largest bank in Vermont, enjoying a strong competitive franchise within the state, with thirty-nine banking offices as identified in Item 2 (A). During January 1995 the Bank of Vermont, a subsidiary of Bank of Boston, was acquired by KeyCorp, a large regional bank holding company headquartered in Cleveland, Ohio. Competition from this large regional institution is expected to be very aggressive.

No material part of the Bank's business is dependent upon one, or a few customers, or upon a particular market segment, the loss of which would have a materially adverse impact on the operations of the Bank.

NUMBER OF EMPLOYEES

As of December 31, 1994, Merchants Bancshares, Inc. had five officers:  Dudley
H. Davis, Chairman of the Board; Joseph L. Boutin, President and Chief Executive Officer; Susan D. Struble, Secretary; Edward W. Haase, Treasurer; and Susan M. Verro, Assistant Secretary. No officer of the Company is on a salary basis.

As of December 31, 1994, The Merchants Bank employed 399 full-time and 81 part-time employees, representing a full-time equivalent complement of 439 employees. The Bank maintains a comprehensive employee benefits program which provides major medical insurance, hospitalization, dental insurance, long-term and short-term disability insurance, life insurance and a pension plan, a 401(k) Employee Stock Ownership Plan and a Performance Progress Sharing
Plan. Employee benefits offered by the Bank are very competitive with comparable plans provided by other Vermont banks.


REGIONAL ECONOMY

     Regional economists are hopeful that the economy will begin to moderate as the result of seven Federal Reserve interest rate hikes over the past thirteen months, and that there will be a "soft landing" as opposed to a much less attractive "boom-bust" scenario.

     While growth in 1994 exceeded earlier forecasts, the slower predicted 1995 national economic expansion is expected to produce only moderate economic gains in New England. Job growth in New Hampshire, Massachusetts, Rhode Island, Connecticut and Vermont is expected to be in the 1 1/2 - 2% range. However, for the region to grow jobs at this predicted level there are several prerequisites. Namely, (i) U.S. real GDP Growth cannot fall much below 2 1/2%, because historically the New England states have been among the most sensitive to changes in national economic activity, (ii) growth must continue to be strong for exports and capital spending because both are important to New England (iii) and finally, defense cutbacks cannot be too severe. If several New England military bases are eventually closed as recommended by the Base Closing Commission, this could have a dramatic adverse economic impact on the region.

VERMONT ECONOMY

     The most recent Vermont economic report published by the New
England Economic Project (NEEP) dated October 1994 forecasts the following outlook for the period 1994-1995.

     - The Vermont economy should continue to improve if the Federal Reserve Bank can engineer a "soft landing" in 1995, whereby interest rates will not be raised by an excessive amount.

     - Vermont's seasonally adjusted year-end 1994 unemployment rate was 4.3% compared to the U.S. rate at 5.6%. However, the current rate of unemployment has begun to increase due to: a) rising interest rates; b) a slowdown in Canadian tourism activity; and c) industrial "mix" factors involving corporate "right sizing", budgetary constraints and related corporate actions.

     - Vermont exporters, specialty manufacturers, and sectors of the VT economy benefiting from the strong national expansion are expected to experience the strongest employment growth rates during the period 1995-1996.

     - The majority of new jobs that will be added in the Vermont economy through 1995 will be found in non-manufacturing job categories, - mostly trade and services. Service sector employment currently accounts for nearly 3 out of every 10 jobs in the state.

     - With the national economic recovery moving into its' third year, and based upon historical post-war business cycle data, the possibility of a recession during the next three year period is a possibility that should not be ignored.

     Over the past three years, 1991 - 1994, employment levels within Vermont's five industrial sectors have changed according to the following levels of job creation:

     Manufacturing       44,200 to 43,700            (1.1%)
     Construction        11,900 to 11,800             (.8%)
     Trade               57,400 to 60,800             5.9%
     Services            67,900 to 77,300            13.8%
     Government          43,800 to 44,800             2.3%

     The November 1994 Vermont Economic Newsletter published by
Northern Economic Consulting, Inc. reported that actual job growth accelerated in 1994, and that all sectors of the economy posted job gains, with the service sector leading the way.

     However, it is noteworthy that job gains have not been accompanied by significant wage gains. Overall, incomes are probably rising at or just above the level of inflation, with median family income changing little in recent years.

     The Vermont economy has now come through two very long and abnormal periods; the boom of 1983 to 1988, followed by the bust of recovery of 1989 to 1994. There are many divergent opinions concerning the forecast for Vermont's economic outlook over the next three years; however, a fair consensus remains that Vermont should continue to maintain a stable, reasonably healthy economy over the next several years.

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

A.   SCHEDULE OF BANKING OFFICES BY LOCATION

Burlington              123 Church Street             Corporate offices
                        164 College Street            Merchants Trust Co.
                        172 College Street            Branch office
                        1014 North Avenue             Branch office
                        12 Colchester Avenue *2       Branch office

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

Bristol                  15 West Street                Branch office

Barre                    105 North Main Street         Branch office

Northfield               Depot Square                  Branch office
                         2 Main St.                    Drive-up Facility

South Hero               South St. & Route 2           Branch office

Hardwick                 Wolcott Street                Branch office

Hinesburg                Route 116/Shelburne Falls Rd  Branch office

Vergennes                Monkton Road                  Branch office

Winooski                 364 Main Street               Branch office

Johnson                  Main Street, Route 15         Branch office

Colchester               8 Porters Point Road *2       Branch office

Jericho                  Route 15                      Branch office

Enosburg Falls           155 Main Street               Branch office

No. Bennington           Bank Street                   Branch office

Manchester Ctr.          515 Main Street               Branch office

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

Danville                 Main Street                   Branch office

Fairlee                  U.S. Route #5                 Branch office

Groton                   U.S. Route #302               Branch office

East Thetford            U.S. Route #5 & Vt 113        Branch office

Newbury                  U.S. Route #5                 Branch office

Fair Haven               97 Main Street                Branch office

Springfield              56 Main Street                Branch office
                         Springfield Shopping Plaza    Branch office

Windsor                  160 Main Street               Branch office

Notes:
     *1: Facilities owned by the bank are located on leased land. *2: Facilities located on leased land with improvements also leased.
     *3: As of December 31, 1994 a mortgage with an unpaid principal balance of $207,860 is outstanding on the Brattleboro office. This mortgage is being amortized at $1,736 per month, at a rate of 9% through the year 2020.


B.   SCHEDULE OF PROPERTIES OWNED FOR FUTURE EXPANSION *1

                      Year
Description         Acquired  Location            Purpose
------------        --------  -----------------   ----------------
Land & Building     1973      117 Church St.      Future Expansion
                              Burlington, VT

Land                1977      30 Main Street      Future Expansion
                              Burlington, VT

Land                1977      45 College St.      Future Expansion
                              Burlington, VT

Land & Building     1979      Plainfield, VT      Future Expansion

Land & Building     1981      8 White Street      Future Expansion
                              So. Burlington, VT

Land & Building     1985      U.S. Route 7        Future Expansion
                              Shelburne, VT

Land & Building     1986      Pearl Street        Future Expansion
                              Essex Jct., VT

Land & Building     1986      So. Summit St.      Future Expansion
                              Essex Jct., VT

Land                1990      55 College Street   Future Expansion
                              Burlington, VT

Land & Building     1990      60 Main Street      Future Expansion
                              Burlington, VT

Land & Building     1993      Bradford Operations Future Expansion
                                Building
                              1 Main St.
                              Bradford, VT

Note:

     *1: Buildings identified in Schedule B are all rented or leased to tenants. Leases are generally for short-term or medium term periods and are at varying rental amounts depending upon the location and the amount of space leased.


ITEM 3 -  LEGAL PROCEEDINGS

     During the fall of 1994, lawsuits were brought against the Company, the Bank, the Trust Company (collectively referred to as "the Companies") and certain directors of the Companies. These lawsuits relate to certain investments managed for Trust company clients and placed in the Piper Jaffray Institutional Government Income Portfolio. Separately, and before the suits were filed, the Companies had initiated a review of those investments. Outside consultants were retained to assist in this review. As a result of the review, the Trust Company paid to the affected Trust Company clients a total of approximately $9.2 million in December 1994.
The payments do not constitute a legal settlement of any claims in the lawsuits. However, based on consultation with legal counsel, management believes that further liability, if any, of the Companies on account of matters complained of in the lawsuits will not have a material adverse affect on the consolidated financial position and results of operations of the Company. In December 1994, the Trust Company received a payment of $6,000,000 from its insurance carriers in connection with these matters. The Companies also intend to pursue all available claims against Piper Jaffray Companies, Inc. and others on account of the losses that gave rise to the $9.2 million payment by the Companies. Any recovery obtained as a result of such efforts is subject to the terms of an agreement between the Companies and the insurance carriers.

     The attorneys representing the plaintiffs in one of the lawsuits discussed above have asked the Court to order the Trust Company's clients to pay fees to those attorneys in an amount of up to $500,000. The Trust Company has resisted the claims for payment of such fees by its clients, and as a result, the Trust Company has been directed to place the sum of $500,000 into escrow pending a ruling by the Court. Based upon consultation with legal counsel, management believes there is no substantial basis for any liability on the part of the Companies for payment of legal fees to those attorneys and, although there is the possibility that the Companies may be required to remit all or part of these funds, such an outcome is not considered likely.

     The Bank is also involved in various legal proceedings arising in the normal course of business. Based upon consultation with legal counsel, management believes that the resolution of these matters will not have a material effect on the consolidated financial position and results of operations of the Company.





ITEM 4 -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of calendar year 1994 no matters were submitted to a vote of security holders through a solicitation of proxies or otherwise.

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

                                                  CASH DIVIDEND
     QUARTER ENDING          HIGH       LOW      PAID PER SHARE

     March 31, 1993        $17.00    $14.75            .20

     June 30, 1993          16.50     10.25              *

     September 30, 1993     16.00     11.25              *

     December 31, 1993      15.00     11.00              *

     March 31, 1994         14.75      9.00              *

     June 30, 1994          13.50      9.00              *

     September 30, 1994     17.00     11.25              *

     December 31, 1994      14.00      8.50              *


     *Cash dividends were suspended for the second, third and fourth quarters of 1993, and for all four quarters of 1994.

     As of December 31, 1994 Merchants Bancshares, Inc. had 1,512 shareholders.

ITEM 6 -  SELECTED FINANCIAL DATA

     The supplementary financial data presented in the following tables and narrative contains information highlighting certain significant trends in the Company's financial condition and results of operations over an extended period of time.

     The following information should be analyzed in conjunction with the year-end audited consolidated financial statements as contained in the 1994 Annual Report to Shareholders, a copy of which is attached as an addendum to this Form 10K.

     The five-year summary of operations, interest management analysis, and management's discussion and analysis, all as contained on pages 23 through 30 in the 1994 Annual Report to Shareholders are herein incorporated by reference.

     Tables included on the following pages 12 through 16 concern the following:

     Deposits; return on equity and assets; short-term borrowings; distribution of assets, liabilities, and stockholders' equity;
analysis of changes in net interest income; and the composition and maturity of the loan portfolio.

DEPOSITS

     The following schedule shows the average balances of various classifications of deposits. Dollar amounts are expressed in thousands.

                                   1994           1993        1992


Demand Deposits                   $ 91,853     $ 81,761      $ 68,494
Savings, Money Market and
NOW Accounts                       310,613      315,254       272,729
Time Deposits Over $100,000         18,135       17,752        18,170
Other Time Deposits                177,198      155,227       132,971
                                  --------     --------      --------
Total Average Deposits            $597,799     $569,994      $492,364
                                  ========     ========      ========

          Time Deposits over $100,000 at December 31, 1994 had the following schedule of maturities (In Thousands):

   Three Months or Less            $ 1,865
   Over Three to Six Months          7,904
   Over Six to Twelve Months         3,895
   Over Twelve Months                2,943
   Over Five Years                   6,674
                                   -------
      Total                        $23,281
                                   =======

RETURN ON EQUITY AND ASSETS

          The return on average assets, return on average equity, dividend payout ratio and average equity to average assets ratio for the three years ended December 31, 1994 were as follows:

                                       1994       1993        1992

Return on Average Total Assets          -0.41%     -0.82%     0.94%
Return on Average Stockholders' Equity  -6.24%    -11.92%    11.01%
Dividend Payout Ratio                    N/A         N/A     58.48%
Average Stockholders' Equity to
Average Total Assets                     6.53%      6.88%     8.56%


SHORT-TERM BORROWINGS

     For this information refer to notes 8 and 9 to the financial statements of the Company, as contained in the Annual Report to Shareholders, which is herein incorporated by reference.



                 Distribution of Assets, Liabilities and Stockholders' Equity; Interest Rates and Interest Differential
The following table presents the condensed annual average balance sheets for 1994, 1993 and 1992.  The total dollar amount of interest income from assets and the subsequent yields calculated on a taxable equivalent basis as well as the interest paid on interest bearing liablilities, expressed in dollars and rates are also shown in the table.

(All Dollars are in Thousands)              1994                          1993                          1992
                                 ---------------------------- ----------------------------- ---------------------------
                                           Interest  Average            Interest  Average             Interest  Average
                                  Average   Income/  Yield/    Average   Income/  Yield/     Average   Income/  Yield/
ASSETS:                           Balance   Expense   Rate     Balance   Expense   Rate      Balance   Expense   Rate
Investment Securities:            -------  -------- --------  --------  -------- --------   --------  --------  --------
 U.S. Treasury and Agencies       $89,183   $3,508     3.93%   $98,971   $3,655     3.69%    $92,184   $4,306    4.67%
 States & Political Subdivisions        0        0     0.00%       143       12     8.39%         10        1    10.00%
 Other, Including FHLB Stock        8,178      535     6.54%     8,900      667     7.49%      3,733      242     6.48%
                                 --------  -------- --------  --------  -------- --------   --------  -------- --------
Total Investment Securities       $97,361   $4,043     4.15%  $108,014   $4,334     4.01%    $95,927   $4,549     4.74%
                                 --------  -------- --------  --------  -------- --------   --------  -------- --------
Loans, Including Fees on Loans:
 Commercial (a) (b)               117,948   10,128     8.59%   111,353    9,236     8.29%    105,489   10,174     9.64%
 Real Estate                      396,176   36,959     9.33%   380,810   35,639     9.36%    317,865   32,685    10.28%
 Consumer                          19,710    2,167    10.99%    23,642    2,728    11.54%     18,692    2,239    11.98%
                                 --------  -------- --------  --------  -------- --------   --------  -------- --------
Total Loans                      $533,834  $49,254     9.23%  $515,805  $47,603     9.23%   $442,046  $45,098    10.20%
                                 --------  -------- --------  --------  -------- --------   --------  -------- --------
Federal Funds Sold                 $7,865     $315     4.01%    $3,230      $97     3.00%     $4,939     $168     3.40%
                                 --------  -------- --------  --------  -------- --------   --------  -------- --------
Total Earning Assets             $639,060  $53,612     8.39%  $627,049  $52,034     8.30%   $542,912  $49,815     9.18%
                                 --------  -------- --------  --------  -------- --------   --------  -------- --------
Reserve for Possible Loan Losses  (18,991)                     (11,488)                       (7,480)
Cash and Due From Banks            31,910                       29,177                        27,312
Premises and Equipment             16,349                       15,166                        15,279
Other Assets                       40,749                       45,611                        24,293
                                 --------                     --------                      --------
Total Assets                     $709,077                     $705,515                      $602,317
                                 ========                     ========                      ========
 LIABILITIES AND STOCKHOLDERS' EQUITY:
Time Deposits:
 Savings, Money Market &
  NOW Accounts                   $309,490   $8,420     2.72%  $315,254   $8,546     2.71%   $277,330  $11,011     3.97%
 Certificates of Deposit
  over $100,000                    22,248    1,336     6.01%    25,578    1,394     5.45%     22,173      765     3.45%
 Other Time                       177,250    8,096     4.57%   148,364    7,109     4.79%    123,081    7,913     6.43%
                                 --------  -------- --------  --------  -------- --------   --------  -------- --------
Total Time Deposits              $508,988  $17,852     3.51%  $489,196  $17,049     3.49%   $422,584  $19,689     4.66%
                                 --------  -------- --------  --------  -------- --------   --------  -------- --------
Federal Funds Purchased             1,167       57     4.88%     2,197       88     4.01%      1,791       94     5.25%
Securities Sold Under Agreement
 to Repurchase                         19        1     5.26%     7,688      229     2.98%      5,117      187     3.65%
Demand Notes Due U.S. Treas         3,130      120     3.83%     3,540       97     2.74%      3,498      119     3.40%
Other Interest Bearing Liabilities  4,555      303     6.65%     5,471      290     5.30%      3,672      264     7.19%
Debt                               50,575    4,044     8.00%    58,337    4,272     7.32%     42,171    3,698     8.77%
                                 --------  -------- --------  --------  -------- --------   --------  -------- --------
Total Interest Bearing
   Liabilities                   $568,434  $22,377     3.94%  $566,429  $22,025     3.89%   $478,833  $24,051     5.02%
                                 --------  -------  --------  --------  -------- --------   --------  -------- --------
Demand Deposits                    89,318                       81,761                        68,324
Other Liabilities                   4,994                        8,814                         3,612
Stockholders' Equity               46,331                       48,511                        51,548
                                 --------                     --------                      --------
Total Liabilities &
   Stockholders' Equity          $709,077                     $705,515                      $602,317
                                 ========                     ========                      ========
 Net Interest Income (a)                  $31,235                      $30,009                       $25,764
                                         ========                     ========                      ========
 Yield Spread                                          4.45%                        4.41%                         4.15%
                                                       =====                        =====                         =====
 NET INTEREST INCOME TO EARNING ASSETS                 4.89%                        4.79%                         4.75%
                                                       =====                        =====                         =====
 (a) Tax exempt interest has been converted to a tax equivalent basis by tax effecting such interest at the
     Federal tax rate of 34%.
 (b) Includes non-accruing loans.


                                           Merchants Bancshares, Inc
                                  Analysis of Changes in Net Interest Income

 The following table sets forth, for each major category of interest earning assets and interest bearing liabilities, the dollar amounts (in thousands) of interest income (calculated on a taxable equivalent basis) and interest expense and change therein for 1994 as compared with 1993 and 1993 as compared with 1992.

                                           1994 vs 1993                                   1993 vs 1992
                           -------------------------------------------    -------------------------------------------
                                                 Increase   --Due to (a)--                      Increase   --Due to (a)--
                             1994     1993   (Decrease) Volume    Rate      1993     1992   (Decrease) Volume    Rate
                           -------  -------  --------  -------  -------   -------  -------  --------  -------  -------
Interest Income:
 Loans                     $49,254  $47,603    $1,651   $1,664     ($13)  $47,603  $45,098    $2,505   $6,808  ($4,303)
Investment Income:
 Taxable                     4,043    4,322      (279)    (432)     153     4,322    4,548      (226)     637     (863)
 Non-Taxable                     0       12       (12)     (12)      (0)       12        1        11       11       (0)
Federal Funds Sol              315       97       218      186       32        97      168       (71)     (51)     (20)
                           -------  -------  --------  -------  -------   -------  -------  --------  -------  -------
   Total                   $53,612  $52,034    $1,578   $1,406     $171   $52,034  $49,815    $2,219   $7,404  ($5,186)
                           -------  -------  --------  -------  -------   -------  -------  --------  -------  -------
Less Interest Expense:
Savings, Money Market
 & Now Accounts             $8,420   $8,546     ($126)   ($157)     $31    $8,546  $11,011   ($2,465)  $1,028  ($3,493)
Certificates of Deposit
 Over $100,000               1,336    1,394       (58)    (200)     142     1,394      765       629      186      443
Other Time                   8,096    7,109       987    1,313     (326)    7,109    7,913      (804)   1,211   (2,015)
Federal Funds Purchased         57       88       (31)     (50)      19        88       94        (6)      16      (22)
Securities Sold Under
 Agreement to Repurchase         1      229      (228)    (403)     175       229      187        42       77      (35)
Demand Note - U.S. Treasury    120       97        23      (16)      39        97      119       (22)       1      (23)
Debt and Other Borrowings    4,347    4,562      (215)    (685)     470     4,562    3,962       600    1,282     (682)
                           -------  -------  --------  -------  -------   -------  -------  --------  -------  -------
  Total                    $22,377  $22,025      $352    ($198)    $550   $22,025  $24,051   ($2,026)  $3,800  ($5,827)
                           -------  -------  --------  -------  -------   -------  -------  --------  -------  -------
  Net Interest Income      $31,235  $30,009    $1,226   $1,604    ($378)  $30,009  $25,764    $4,245   $3,603     $640
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

Note:  Included in Interest Income are fees on loans totaling $3,571, $4,598 and $4,326 for the  years ended
       December 31, 1994, 1993 and 1992, respectively.













LOAN PORTFOLIO

     The following tables display the composition of the Bank's loan portfolio for the consecutive five year period 1990 through 1994, along with a schedule profiling the loan maturity distribution over the next five years.


COMPOSITION OF LOAN PORTFOLIO

     The table below presents the composition of the Bank's loan portfolio by type of loan as of December 31 for each of the past five years. All dollar amounts are expressed in thousands. Amounts are shown gross of net deferred loan fees of $1,132,494 in 1994, $1,310,416 in 1993, $1,183,400 in 1992, $1,098,100 in 1991
and $955,000 in 1990, which principally relate to real estate mortgages.


                        ----------------As of December 31,--------------
Type of Loan               1994      1993      1992      1991     1990

Commercial, Financial
& Agricultural           $ 88,201  $ 98,936  $ 76,141  $120,033  $129,830
Industrial Revenue Bonds    4,411     6,695     8,721    11,968    16,296
Real Estate-Construction   21,992    30,526    18,776    16,392    23,763
Real Estate - Mortgage    377,429   413,112   305,513   294,769   288,845
Installment                18,086    22,836    18,332    20,930    25,070
Lease Financing                 0        42       630     1,769     4,144
All Other Loans               436     1,324     1,422     4,287     7,452
                         --------  --------  --------  --------  --------
Total Loans              $510,555  $573,471  $429,535  $470,148  $495,400



PROFILE OF LOAN MATURITY DISTRIBUTION

     The table below presents the distribution of the varying maturities or repricing opportunities of the loan portfolio at December, 1994. All dollar amounts are expressed in thousands.

                                           Over One
                               One Year     Through   Over Five
                               Or Less      5 Years     Years     Total
                              ---------   ----------  ---------  --------
Commercial Loans, Industrial
Revenue Bonds, Lease Financing
and All Other Loans             $ 59,012    $ 23,698    $10,338   $93,048
Real Estate Loans                237,270      96,197     65,954   399,421
Installment Loans                  5,342      12,386        358    18,086
                                --------    --------    -------  --------
                                $301,624    $132,281    $76,650  $510,555
                                ========    ========    =======  ========

     Residential mortgage lending slowed during 1994 after two years of very heavy refinancing volume. Approximately 63% of the Bank's 1994 mortgage activity was for refinancing of existing debt. In 1994, a total of 490 one-to-four family residential mortgage loans were closed by the bank, totalling $44.8 million. Approximately 93% of these originations were sold on the secondary market and the remaining 7%, or $3.5 million were placed in the bank's portfolio. The bank currently services $335 million in residential mortgage loans, $259.3 of which it services for other investors such as federal government agencies (FNMA and FHLMC) and for financial investors such as insurance companies and pension funds located outside Vermont. At the end of 1994, the bank had 130 residential mortgage loans in various stages of processing. Approximately 40% of these loans were refinancings of existing debt.

     During 1994, the Bank remained an active participant in the U.S. Small Business Administration guaranteed loan program. Sixty-six new SBA loans totalling $8.22 million were originated during 1994 with SBA guarantees ranging from 70% to 90%. This volume of new lending activity represents an increase of 15% over originations during 1993.

     Approximately 79% of all new SBA loans originated during 1994 were sold to secondary market investors located outside Vermont. This selling activity has the positive effect on Vermont of importing capital into the State from other parts of the country. SBA guarantees are advantageous to the Bank because they reduce risk in the Bank's loan portfolio and allow the bank to increase it's commercial loan base and market share with minimal impact on capital.

     During 1994, the Bank originated 746 commercial loans totalling $134.6 million. This lending activity represented an increase of approximately 26% of new loan volume over that experienced in 1993. Commercial loans were originated throughout
Vermont.

LOAN REVIEW

     The Bank's Board of Directors grants each loan officer the authority to originate loans on behalf of the Bank. The Board also establishes restrictions regarding the types of loans that may be granted and sets loan authority limits for each lender. These authorized lending limits are established at least annually and are based upon the lender's job assignment, training, and experience. Loan requests that exceed a lender's authority are referred to senior loan officers having higher lending authorities. All extensions of credit of $2.5 million to any one borrower, or related party interest, are reviewed and approved by the Bank's Board of Directors.

     By using a variety of management reports, the Bank's loan portfolio is continuously monitored by the Board of Directors, senior loan officers, and the loan review department. The loan portfolio as a whole, as well as individual loans, are reviewed for loan performance, credit worthiness, and strength of documentation. Credit ratings are assigned to commercial loans and routinely reviewed.

     All loan officers are required to service their own loan portfolios and account relationships. As necessary, loan officers or the loan workout function take remedial actions to assure full and timely payment of loan balances.



LOAN QUALITY AND RESERVES FOR POSSIBLE LOAN LOSSES (RPLL)

     Merchants Bancshares, Inc. reviews the adequacy of the RPLL at least quarterly. The method used in determining the amount of the RPLL is not based upon maintaining a specific percentage of RPLL to total loans or total nonperforming assets, but rather a comprehensive analytical process of assessing the credit risk inherent in the loan portfolio. This assessment incorporates a broad range of factors which are indicative of both general and specific credit risk, as well as a consistent methodology for quantifying probable credit losses. As part of the Merchants Bancshares, Inc.'s analysis of specific credit risk, a detailed and extensive review is done on larger credits and problematic credits identified on the watched asset list, nonperforming asset listings, and credit rating reports.

   The more significant factors considered in the evaluation of the adequacy of the RPLL based on the analysis of general and specific credit risk include:

        - Status of nonperforming loans
        - Status of adversely classified credits
        - Historic charge off experience by major loan category
        - Size and composition of the loan portfolio
        - Concentrations of credit risk
        - Renewals and extensions
        - Current local and general economic conditions and trends
        - Loan growth trends in the portfolio
        - Off-balance sheet credit risk relative to commitments to lend


   Overall, management maintains the RPLL at a level deemed to be adequate, in light of historical, current and prospective factors, to reflect the level of risk in the loan portfolio.

   An analysis of the allocation of the RPLL follows. Both the specific and general components of the RPLL are grouped by loan categories. The allocation of the RPLL is based upon loan loss experience, loan portfolio composition, and an assessment of possible future loan losses in the categories shown.

         Allocation of the Reserve for Possible Loan Losses
                         December 31, 1994
                          (000's omitted)

                                                         Percent of
                                                        loans in each
Balance at End of Period                      Percent    category to
Applicable to:                    Amount    Allocation   total Loans
----------------------------------------------------------------------
Domestic:
Commercial, Financial, and
 Agricultural & IRB's             $5,000         25%         18%
Real Estate - Construction         1,500          8%          4%
Real Estate - Mortgage            13,000         65%         74%
Installment Loans to Individuals     350          2%          4%
All Other Loans                       79          0%          0%
----------------------------------------------------------------------
Total:                           $19,929        100%        100%
======================================================================

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



LOAN LOSSES AND RPLL RECONCILIATION
                                                 Year Ended December 31,
                                  1994     1993      1992      1991      1990
                               --------- --------- --------- --------- --------
Average Loans                  $514,843  $515,805  $441,291  $471,141  $488,792
                               ========  ========  ========  ========  ========
Reserve for Possible Loan Losses
 at Beginning of Year            20,060     7,412     6,650     5,075    5,151
Loans Charged Off (NOTE 1):     --------  --------  --------  --------  -----
  Commercial, Lease Financing
  and all Other Loans            (3,356)   (5,567)   (2,938)   (3,367)  (2,318)
  Real Estate - Construction     (1,159)     (275)     (253)   (1,802)       0
  Real Estate - Mortgage         (7,673)   (7,651)   (4,096)     (718)  (2,236)
  Installment & Credit Cards       (462)     (459)     (452)     (617)    (575)
                                --------- --------- ---------  -------- -------
      Total Loans Charged Of    (12,650)  (13,952)   (7,739)   (6,504)  (5,129)
                                --------- ---------  --------  -------- -------
Recoveries on Loans:
  Commercial, Lease Financing
  and all Other Loans             1,187       392       232       366      471
  Real Estate - Construction        400         0         0       379        0
  Real Estate - Mortgage            769       301       108         0        3
  Installment & Credit Cards        163        85       111        91       87
                               --------- --------- ---------  -------- --------
    Total Recoveries on Loans    $2,519      $778      $451      $836     $561
                               --------- --------- ---------  -------- --------
Net Loans Charged Off          ($10,131) ($13,174)  ($7,288)  ($5,668) ($4,568)
                               --------- ---------  --------  -------- --------
Provision for Loan Losses:
 Charged to Operations (NOTE 2)  10,000    23,822     8,050     7,243    4,492
 Loan Loss Reserve (Note 3)                 2,000
                                -------   -------    ------    ------   ------
Reserve for Possible Loan Losses
  at End of Year                $19,929   $20,060    $7,412    $6,650   $5,075
                                =======   =======    ======    ======   ======
Loan Loss Reserve to Total Loans
  at Year End                      3.90%     3.50%     1.73%     1.41%    1.03%
Ratio of Net Charge Offs During
  the Year to Average Loans
  Outstanding During the Year      1.97%     2.28%     1.63%     1.20%    0.95%

NOTE 1: Prior to 1991, loans secured by real estate were not broken out between construction and permanent financing for purposes of loan charge off and recovery analysis.

NOTE 2: The loan loss provision is charged to operating expense. When actual losses differ from these estimates, and if adjustments are considered necessary, they are reported in operations in the periods in which they become known.

NOTE 3: See Note 10 to the consolidated financial statements regarding the acquisition of New First National Bank of Vermont.


The slight decrease in the reserve for possible loan losses from $20,060,000 at December 31, 1993 to $19,929,000 at December 31, 1994, reflects management's in-depth analysis of the RPLL and efforts to maintain the reserve at an appropriate level to provide for potential loan losses based on the evaluation of known and inherent risks in the loan portfolio. The provision for loan losses decreased from $23,822,000 in 1993 to $10,000,000 in 1994. This was partly driven by net loans charged off by the Company in 1993 of $13,174,000.

NONPERFORMING ASSETS

    The following tables summarize the Bank's nonperforming assets. The first table shows a breakout of nonperforming assets covered by a loss sharing arrangement related to the acquisition of the NFNBV on June 4, 1993. The terms of the Purchase and Assumption Agreement related to the purchase of NFNBV require that the FDIC pay the Bank 80% of net charge-offs up to $41,100,000 on any loans that qualify as loss sharing loans for a period of three years from the date of the acquisition. If net charge offs on qualifying loss sharing loans exceed $41,100,000 during the three year period, the FDIC is required to pay 95% of such qualifying charge offs. This arrangement significantly reduces the exposure that the Bank faces on NPAs that are covered by loss sharing. Nonperforming assets (NPAs) covered by loss sharing totaled $10,455,000 and $17,469,000 at December 31, 1994 and 1993, respectively. The aggregate amount of loans covered by the loss sharing arrangement at December 31, 1994 was $95,802,000 and $132,879,208 at December 31, 1993.

    Nonperforming assets as of December 31, 1994 were:


                                            Segregated
                               Loans           Loans          Total
-----------------------------------------------------------------------
Nonaccrual Loans             $24,251,987    $7,948,632     $32,200,619
Restructured Loans             5,016,123        66,731       5,082,854
Loans Past Due 90 Days or
  More and Still Accruing        668,007             0         668,007
Other Real Estate Owned, Net  10,791,262     2,439,545      13,230,807
                             -----------   -----------     -----------
      Total:                 $40,727,379   $10,454,908     $51,182,287
                             ===========   ===========     ===========

The following table shows nonperforming assets as of year end 1990 through 1994 (in thousands):


                                 1994     1993      1992     1991     1990
---------------------------------------------------------------------------
Nonaccrual Loans               $32,200  $47,069   $12,148   $8,333   $2,914
Loans Past Due 90 Days or
More and Still Accruing            668      715     7,251    8,613    5,908
Restructured Loans               5,083    2,841     1,838    5,679        0
                                ------   ------    ------   ------   ------
  Total Nonperforming Loans:    37,951   50,625    21,237   22,625    8,822
                                ------   ------    ------   ------   ------
Other Real Estate Owned         13,231   13,674    12,662    6,110    4,652
                                ------  -------   -------  -------  -------
  Total Nonperforming Assets:  $51,182  $64,299   $33,899  $28,735  $13,474
                               =======  =======   =======  =======  =======
Percentage of Nonperforming
  Loans to Total Loans            7.43%    8.83%     4.94%    4.81%    1.78%
Percentage of Nonperforming
  Assets to Total Loans plus Other
  Real Estate Owned               9.77%   10.95%     7.67%    6.03%    2.70%
                                =======  =======  ========  =======  =======

    The nonperforming assets table above showed an increasing trend in nonperforming assets until December 31, 1993. Historically, the Company has worked closely with borrowers and also pursued vigorous collection efforts. The Company continued its efforts to collect on troubled assets during 1994. The Company's enhanced Loan Review and Loan Workout functions provided resources to address collection strategies for nonperforming assets.

    Based upon the result of the Company's assessment of the factors affecting the RPLL, as noted in this discussion, management believes that the balance of the RPLL at December 31, 1994, is adequate.

DISCUSSION OF 1994 EVENTS AFFECTING THE RESERVE FOR POSSIBLE LOAN LOSSES
(RPLL)

    Nonperforming assets declined from $64,299,000 at December 31, 1993 to $51,182,000 at December 31, 1994. Net charge offs during 1994 were $10,131,000 which accounted for part of the reduction. Paydowns, payoffs, return to performing status, and OREO sales resulted in a further decrease in NPAs.



                             12-31-94   9-30-94   6-30-94   3-31-94  12-31-93
                             --------  --------  --------  --------  --------
Nonaccrual Loans              $32,200   $28,385   $39,166   $43,091   $47,069
Loans Past Due 90 days
 or more and still Accruing       668       106       558       109       715
Restructured Loans              5,083     5,014     2,892     1,915     2,841
Other Real Estate Owned, Net    7,389    10,898    10,759     9,784     6,235
In-substance Foreclosure, Net   5,842     4,685     5,195     5,430     7,439
                              -------   -------   -------   -------   -------
     Total:                   $51,182   $49,088   $58,570   $60,329   $64,299
                              =======   =======   =======   =======   =======

The more significant events affecting NPAs are discussed below:

NONACCRUAL LOANS:

Nonaccrual loans declined from $47,069,000 at December 31, 1993 to $32,200,000 at December 31, 1994. The decline resulted from charge offs, payments, and return to accruing status. The increase in nonaccrual loans from September 30, 1994 to December 31, 1994 is due primarily to one borrowing relationship. This $5.8 million relationship was re-analyzed in the fourth quarter as the result of a softening in the market.

LOANS PAST DUE 90 DAYS OR MORE AND STILL ACCRUING:

The Bank generally places loans that become 90 or more days past due on nonaccrual status. If the ultimate collectability of principal and interest is assured, loans may continue to accrue and be left in this category. The loan amount shown in this category was evaluated and full collection of principal and interest is probable.

RESTRUCTURED LOANS:

Restructured loans (TDRs) increased during 1994 from $2,841,000 at December 31, 1993 to $5,083,000 at December 31, 1994. Two relationships for $1,325,000 and $3,397,000, respectively, previously shown as nonaccruing were returned to accrual status. These two relationships migrated to the TDR category from non-accrual since performance after restructuring had not spanned a year end accounting period. One relationship for $1,323,000 which had performed at market rates and terms for fourteen (14) months was returned to performing status. Payoffs accounted for approximately $1 million in reduction in TDRs during 1994.

OTHER REAL ESTATE OWNED AND IN-SUBSTANCE FORECLOSURE:

The Bank had notable success in 1994 in disposing of OREO and continues to aggressively market such properties. However, OREO increased from $6,235,000 at December 31, 1993 to $7,389,000 at December 31, 1994.

Larger balance additions to OREO were:

         - an apartment complex for $1.5 million
         - a commercial building lot for $800,000
         - a residential development for $2 million

Larger balance reductions were:

         - a commercial office building for $637,000
         - Five separate commercial buildings for $1,770,000
         - A multi-function commercial building for $750,000

The fourth quarter reduction in OREO results from sales and from a $2.1 million provision to valuation reserves allocated against specific OREO properties.

OREO includes specific assets to which legal title has been taken as the result of transactions related to real estate loans.

In-substance Foreclosures (ISF) decreased from $7,439,000 at December 31, 1993 to $5,842,000 at December 31, 1994. Payments or payoffs of approximately $1.2 million were received and one ISF was transferred to OREO
for $2 million.   Six loans were reclassified as ISF totalling approximately
$1.4 million.

The criteria for designation of loans as in-substance foreclosures are that the debtor has little or no equity in the collateral, proceeds for repayment of the loan will come only from the operation or sale of the collateral, and the debtor has formally or effectively abandoned control of the assets or is not expected to rebuild equity in the collateral. The collateral underlying these loans is recorded at the lower of cost or market value less estimated selling costs.

The total amount of Other Real Estate Owned and In-Substance Foreclosures at December 31 in each of the last five years is as follows:


                             1994      1993     1992     1991     1990
                          ----------------------------------------------
Other Real Estate Owned      7,389    6,235    3,874    2,650    1,968
In-Substance Foreclosure     5,842    7,439    8,787    3,460    2,684
                           -------  -------  -------   ------   ------
Total:                     $13,231  $13,674  $12,661   $6,110   $4,652
                           =======  =======  =======   ======   ======

POLICIES AND PROCEDURES RELATING TO THE ACCRUAL OF INTEREST INCOME

The Bank normally recognizes income on earning assets on the accrual basis, which calls for the recognition of income as earned, as opposed to when it is collected.

The Bank's policy is to discontinue the accrual of interest on loans when scheduled payments become contractually past due in excess of 90 days and the ultimate collectability of principal or interest becomes doubtful. Interest previously accrued is reversed if management deems the past due conditions to be an indication of uncollectability. Also, loans may be placed on a nonaccrual basis at any time prior to the period specified above if management deems such action to be appropriate.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of the Financial Condition and Results of Operations as contained on pages 25 through 30 of the Company's 1994 Annual Report to Shareholders is incorporated herein by reference.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated balance sheets of Merchants Bancshares, Inc. as of December 31, 1994 and 1993, and the related consolidated statements of operations, changes in stockholders' equity and cash flows, for each of the three years in the period ended December 31, 1994 together with the related notes and the opinion of Arthur Andersen LLP, independent public accountants, all as contained on pages 5 through 33 of the Company's 1994 Annual Report to Shareholders are incorporated herein by reference.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                Part III


ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Section 16(a) of the Securities Exchange Act of 1934 requires the
Company's executive officers, directors and ten percent shareholders to file initial reports of ownership and reports of changes of ownership of the Company's common stock with the Securities and Exchange Commission. Based upon a review of these filings, there were no late filings of SEC Form 4's during 1994.

ITEM 11 - EXECUTIVE COMPENSATION

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Reference is hereby made to pages 3 through 13 of the Company's Proxy Statement to Shareholders dated March 24, 1995, wherein pursuant to Regulation 14 A information concerning the above subjects (Items 10 through 13) is incorporated by reference.

Pursuant to Rule 12 b-23, definitive copies of the Proxy Statement will be filed within 120 days subsequent to the end of the Company's fiscal year covered by Form 10-K.



                                    PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(1) The following consolidated financial statements as included in the 1994 Annual Report to Shareholders, are incorporated herein by reference:

    Consolidated Balance Sheets, December 31, 1994 and December 31, 1993.

    Consolidated Statements of Operations for years ended December 31, 1994, 1993, 1992.

    Consolidated Statements of Changes in Stockholder's Equity for years ended December 31, 1994, 1993, 1992.

    Consolidated Statements of Cash Flows for the years ended December 31, 1994, 1993, 1992.

    Notes to Consolidated Financial Statements, December 31, 1994.

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

    (13) 1994 Annual Report to Shareholders is furnished for the information of the Commission only and is not to be deemed filed as part of this report, except as expressly provided herein.

    (23) The Registrant's Proxy Statement to Shareholders for the calendar year ended December 31, 1994 will be filed within 120 days after the end of the Company's fiscal year.

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

Merchants Bancshares, Inc.


Date  March 24, 1995                       by  S/Joseph L. Boutin
   ------------------                       ----------------------------
                                           Joseph L. Boutin, President & CEO

   Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of MERCHANTS BANCSHARES, INC., and in the capacities and on the date as indicated.

by S/Joseph L. Boutin                      by S/ Peter A. Bouyea
   -------------------------------            ------------------------------
Joseph L. Boutin, Director, President      Peter A. Bouyea, Director
& CEO of the Company and the Bank

by                                         by S/Dudley H. Davis
   -------------------------------            ------------------------------
Charles A. Davis, Director                 Dudley H. Davis, Director
                                           Chairman of the Board of Directors


by S/ Jeffrey L. Davis                     by S/Jack DuBrul, II
   -------------------------------            ------------------------------
Jeffrey L. Davis, Director                 Jack DuBrul,II, Director


by S/Michael G. Furlong                    by
   -------------------------------            ------------------------------
Michael G. Furlong, Director               Thomas F. Murphy, Director


by S/Edward W. Haase                       by
   -------------------------------            -----------------------------
Edward W. Haase, Treasurer and             Leo O'Brien, Jr, Director
Chief Financial Officer of the Company
Senior Vice President and Treasurer of
the Bank

by                                         by S/Patrick S. Robins
   -------------------------------            ------------------------------
Raymond C. Pecor, Jr., Director            Patrick S. Robins, Director


by                                         by S/Robert A. Skiff
   -------------------------------            ------------------------------
Benjamin F. Schweyer, Director             Robert A. Skiff, Director


by
   -------------------------------
Susan D. Struble, Director