Form 10-Q
period 1995-03-31
MERCHANTS BANCSHARES INC
filed 1995-05-15
CIK 726517

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549



                                 FORM 10-Q

             QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                      SECURITIES EXCHANGE ACT OF 1934


                   FOR THE QUARTER ENDED MARCH 31, 1995
                      COMMISSION FILE NUMBER 0-11595


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

                             YES  X    NO

4,242,927 Shares Common Stock $.01 Par Outstanding March 31, 1995




                        MERCHANTS BANCSHARES, INC.

                            INDEX TO FORM 10-Q


PART I
 ITEM 1  FINANCIAL STATEMENTS
         Consolidated Balance Sheets
          March 31, 1995 and December 31, 1994                 1

         Consolidated Statements of Operations
          For the three months ended March 31, 1995 and 1994   2

         Consolidated Statement of Stockholders' Equity
          For the three months ended March 31, 1995 and 1994
          and the year ended December 31, 1994                 3

         Consolidated Statements of Cash Flows for the
          three months ended March 31, 1995 and 1994           4

         Footnotes to Financial Statements as of
          March 31, 1995                                     5-6

 ITEM 2  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                7-14

PART II - OTHER INFORMATION
 ITEM 1  Legal Proceedings                                    15

 ITEM 2  Changes in Securities                               NONE

 ITEM 3  Defaults upon Senior Securities                     NONE

 ITEM 4  Submission of Matters to a Vote of Security Holders NONE

 ITEM 5  Other Information                                   NONE

 ITEM 6  Exhibits and Reports on Form 8-K                    NONE

SIGNATURES                                                    16


                                        MERCHANTS BANCSHARES, INC.
                                        CONSOLIDATED BALANCE SHEET
                                              UNAUDITED
                                                          MARCH 31,    DECEMBER 31
ASSETS                                                       1995          1994
 Cash and Due from Banks                               $  31,673,749  $  34,851,401
 Federal Funds Sold                                        2,425,000             0
 Investments:
   Debt Securities Available for Sale                     73,561,649     90,470,922
   Debt Securities Held to Maturity                       10,073,258     10,084,646
   Marketable Equity Securities Available for Sale           754,690      1,195,897
                                                         ------------   ------------
      Total Investments                                $  84,389,596  $ 101,751,465
 Loans:                                                  505,484,652    516,397,052
         Reserve for possible loan losses                 20,102,568     19,928,817
                                                         ------------   ------------
   Net Loans                                           $ 485,382,084  $ 496,468,235
 FHLB Stock                                                6,856,200      6,856,200
 Bank Premises and Equipment                              16,276,227     16,620,173
 Investment in Housing Partnerships                        3,400,428      3,593,818
 Other Real Estate Owned, Net                              6,158,915      7,388,807
 Other Assets                                             20,774,367     27,306,440
                                                         ------------   ------------
      Total Assets                                     $ 657,336,567  $ 694,836,539
LIABILITIES                                              ============   ============
 Deposits:
   Demand                                              $  81,083,507  $  94,467,122
   Savings, NOW and Money Market Accounts                280,634,004    293,655,696
   Time Certificates of Deposit $100,000 and Over         19,563,265     23,280,762
   Other Time                                            178,261,758    170,820,804
                                                         ------------   ------------
      Total Deposits                                   $ 559,542,534  $ 582,224,384
 Federal Funds Purchased & S.T. Borrowings                         0     15,000,000
 Demand Note Due U/S Treasury                              2,182,161      3,294,734
 Other Liabilities                                         8,553,139      7,788,085
                                                         ------------   ------------
      Total Liabilities                                $ 570,277,834  $ 608,307,203
 Long-Term Debt                                           44,228,117     44,229,366
STOCKHOLDERS' EQUITY
 Common Stock, $.01 Par Value                                 42,429         42,429
    Shares Authorized                        4,700,000
    Outstanding, Current Year                4,242,927
                 Previous Year               4,242,927
 Preferred Stock Class A Non-Voting
     Authorized - 200,000, Outstanding 0                           0             0
 Preferred Stock Class B Voting
     Authorized - 1,500,000, Outstanding 0                         0             0
 Treasury Stock (At Cost)                                   (108,555)      (178,730)
 Surplus                                                  30,436,550     30,647,120
 Undivided Profits                                        12,692,096     12,462,820
 Valuation Allowance - Investments (Net of Taxes)           (231,904)      (673,669)
                                                         ------------   ------------
      Total Stockholders' Equity                       $  42,830,616  $  42,299,970
      Total Liabilities and                              ------------   ------------
       Stockholders' Equity                            $ 657,336,567  $ 694,836,539
                                                         ============   ============
Book Value Per Common Share                                   $10.12         $10.00
                                                             =======        =======



                         MERCHANTS BANCSHARES, INC.
                      CONSOLIDATED STATEMENT OF INCOME
                                 UNAUDITED


       For the Quarters Ended March 31,       1995            1994
Interest Income
 Interest on Loans                      $  11,115,091   $  11,335,267
 Investment Income:
   Obligations of U.S. Government           1,005,085         790,581
   Other                                      207,328         130,702
 Federal Funds Sold                            32,872          61,675
                                          ------------    ------------
  Total Interest Income                 $  12,360,377   $  12,318,225
                                          ------------    ------------
Interest Expense
  Interest on Deposits                  $   4,768,130   $   4,180,699
  Interest on Capital Notes
    and Other Borrowings                    1,103,897       1,232,889
                                          ------------    ------------
  Total Interest Expense                $   5,872,027   $   5,413,588
                                          ------------    ------------
Net Interest Income                     $   6,488,350   $   6,904,637
 Provision for Possible Loan Losses         2,700,000       1,250,000
                                          ------------    ------------
 Net Interest Income after
  Provision for Loan Losses             $   3,788,350   $   5,654,637
                                          ------------    ------------
Other Income
 Fees on Loans                          $     692,617   $   1,029,851
 Service Charges on Deposits                  785,206         891,056
 Gain (Loss) on Sale of Investments           248,647         (18,896)
 Other                                      1,176,463       1,231,861
                                          ------------    ------------
                                        $   2,902,933   $   3,133,872
                                          ------------    ------------
Other Expenses
 Salaries and Wages                     $   2,797,581   $   2,558,967
 Employee Benefits                            703,522         669,584
 Occupancy Expense, Net                       602,526         693,612
 Equipment Expense                            523,010         466,131
 Low Income Housing Partnerships              186,400         223,026
 Expenses - Other Real Estate Owned           479,226         337,668
 Other                                      1,888,449       2,156,053
                                          ------------    ------------
                                        $   7,180,715   $   7,105,041
                                          ------------    ------------
Income (Loss) Before Income Taxes            (489,432)      1,683,468
Provision for Income Taxes                   (528,063)        245,495
                                          ------------    ------------
Net Operating Income                    $      38,632   $   1,437,973
                                          ============    ============
Per Common Share Net Income             $        0.01   $        0.34
                                          ============    ============

Weighted Average Common Shares
    Outstanding                             4,232,971       4,230,193





                                          Merchants Bancshares, Inc.
                               Consolidated Statements of Changes in Stockholders' Equity
                              For Each of the Two Years in the Period Ended March 31, 1995
                                                   UNAUDITED




                                                                             Net Unrealized
                                                  Capital in                  Depreciation
                                       Common      Excess of      Retained    of Investment   Treasury
                                       Stock       Par Value      Earnings     Securities       Stock         Total
- ----------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1993            $  42,429  $ 30,647,120  $ 15,400,132  $   (143,657)  $  (178,730)  $ 45,767,294
 Net Income                                 ---           ---     1,437,973           ---           ---      1,437,973
 Chng - Net Unreal Depr
   of Invest Securities
   Avail for Sale, Net of Taxes             ---           ---          ---       (454,258)          ---       (454,258)
- ------------------------------------- ---------- ------------- ------------- -------------- ------------- -------------
Balance, March 31, 1994               $  42,429  $ 30,647,120  $ 16,838,105  $   (597,915)  $  (178,730)  $ 46,751,009
 Net Loss                                   ---           ---    (4,375,285)          ---           ---     (4,375,285)
 Chng -  Net Unreal Depr
   of Invest Securities
   Avail for Sale, Net of Taxes                                                   (75,754)       ---           (75,754)
- ------------------------------------- ---------- ------------- ------------- -------------- ------------- ------------
Balance, December 31, 1994            $  42,429  $ 30,647,120  $ 12,462,820  $   (673,669)  $  (178,730)  $ 42,299,970
 Net Income                                 ---           ---        38,632           ---           ---         38,632
 Treasury Stock Transactn                            (210,570)      190,644                      70,175         50,249
 Chng - Net Unreal Depr
   of Invest Securities
   Avail for Sale, Net of Taxes             ---           ---           ---       441,765        ---           441,765
- ------------------------------------- ---------- ------------- ------------- -------------- ------------- ------------
Balance, March 31, 1995               $  42,429  $ 30,436,550  $ 12,692,096  $   (231,904)  $  (108,555)  $ 42,830,616
- ----------------------------------=== ========== ============= ============= ============== ============= ============









                                        Merchants Bancshares, Inc.
                                   Consolidated Statements of Cash Flows
                                               UNAUDITED
For the Quarters Ended March 31,                        1995           1994
CASH FLOWS FROM OPERATING ACTIVITIES:                -----------    -----------
Net Income                                         $      38,632  $   1,437,973
Adjustments to Reconcile Net Income to Net
 Cash Provided by Operating Activities:
  Provision for Possible Loan Losses                   2,700,000      1,250,000
  Provision for Depreciation and Amortization            577,685        511,711
  Net (Gains) Losses on Sales of Investment Securities  (247,647)        18,896
  Net Gains on Sales of Loans and Leases                   3,375         39,288
  Equity in Losses of Real Estate Limited Partnerships   181,675        220,926
  (Increase) Decrease in Interest Receivable              (5,043)       120,630
  Increase (Decrease) in Interest Payable                678,786        280,746
  (Increase) Decrease in Other Assets                  7,756,922     (1,149,958)
  Increase (Decrease) in Other Liabilities                86,268      1,145,360
                                                     -----------    -----------
  Net Cash Provided by Operating Activities           11,770,653      3,875,572
                                                     -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from Sales of Investment Securities        10,616,572              0
  Proceeds from Maturities of Investment Securities   31,000,000              0
  Proceeds from Sales of Loans and Leases              9,069,100     18,206,165
  Purchases of Available for Sale Investment Secur   (23,952,169)             0
  Loans Originated, net of Principal Repayments       (2,795,404)     3,074,159
  Investments in Real Estate Limited Partnerships              0       (363,834)
  Purchases of Premises and Equipment                   (140,732)      (479,021)
  Decrease in Net Investment in Leveraged Leases               0         23,548
                                                     -----------    -----------
    Net Cash Prov by (Used in) Investing Activities   23,797,367     20,461,017
                                                     -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net Increase (Decrease) in Deposits                (22,681,850)   (28,189,574)
  Net Increase (Decrease) in Other Borrowed Funds    (16,112,573)     1,456,571
  Principal Payments on Debt                              (1,249)        (1,015)
  Sale of Treasury Stock                                  50,000              0
                                                     -----------    -----------
    Net Cash Prov by (Used in) Financing Activities  (38,745,672)   (26,734,018)
                                                     -----------    -----------
Increase (Decrease) in Cash and Cash Equivalents      (3,177,652)    (2,397,429)
Cash and Cash Equivalents at Beginning of Period      34,851,401     30,587,986
                                                     -----------    -----------
Cash and Cash Equivalents at End of Period         $  31,673,749  $  28,190,557
                                                     ===========    ===========
Total Interest Payments                            $   5,193,241  $   5,132,842
Total Income Tax Payments                          $           0  $           0





                         MERCHANTS BANCSHARES, INC
                             MARCH 31, 1995

NOTES TO FINANCIAL STATEMENTS:
    See the Form 10-K filed as of December 31, 1994 for additional information.
NOTE 1:  CURRENT OPERATING ENVIRONMENT AND REGULATORY MATTERS
  As a result of a joint field examination of the Bank by the Federal Deposit Insurance Corporation (the FDIC) and the State of
Vermont Department of Banking, Insurance and Securities (the
Commissioner) as of March 31, 1993, the Bank entered into a Memorandum of Understanding (MOU) with the FDIC and the Commissioner on October 29, 1993. Under the terms of the MOU, the Bank is required to, among other things, maintain a leverage capital ratio of at least 5.5%, revise certain operating policies, enhance certain loan review procedures, refrain from declaring dividends and correct certain technical exceptions and violations of applicable regulations. The dividend limitation includes dividends paid by the Bank to the Company. The Company services senior subordinated debt, which totalled $4.8 million at March 31, 1995, and which requires semiannual interest payments and an annual principal payment of $2.4 million through 1996. The MOU permits the repayment of certain advances totaling approximately $940,000 which were outstanding at March 31, 1995. The repayment of such advances, together with the Company's cash on hand at March 31, 1995 is sufficient to service the senior debt until May, 1996. The
Bank was also directed by the FDIC to increase the reserve for possible loan losses by approximately $12 million and to charge off loans totaling approximately $8 million at the conclusion of the examination in June, 1993.
  As of February 18, 1994, the Company and the Federal Reserve Bank of Boston (the Federal Reserve) entered into an agreement requiring the Company to submit to the Federal Reserve, among other things, a capital plan, a dividend policy, a debt service plan and a management assessment. As of March 31, 1995, the Company has submitted drafts of the requested plans and is working with the Federal Reserve to develop acceptable plans. In addition, the Company may not declare or pay a dividend without the approval of the Federal Reserve.
  On April 27, 1995, the FDIC and the Commissioner completed the field work related to their most recent examination of the bank as of December 31, 1994. Although the examination report has not been received, indications are that the FDIC and the Commissioner will require management to continue its efforts to correct certain administrative and legal violations and enhance certain operating policies when the report is issued. In addition, it appears that the MOU will remain in place until at least the next examination.
  Management believes that it is in substantial compliance with the MOU and the Written Agreement as of March 31, 1995.
  Failure to maintain the minimum leverage capital ratio of 5.5% included in the MOU or compliance with other provisions of the MOU, or the agreement with the Federal Reserve, could subject the Bank or the Company to additional actions by the regulatory authorities.


NOTE 2:  RECENT ACCOUNTING DEVELOPMENTS
     The Financial Accounting Standards Board ("FASB") issued
Statement of Financial Accounting Standards No. 114 (SFAS No.
114"), "Accounting for Impairment of a Loan," which the Company adopted on January 1, 1995. SFAS No. 114 requires, among other things, that creditors measure impaired loans at the present value of expected future cash flows, discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. For purposes of this Statement, a loan is considered impaired when it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. The FASB also issued SFAS
No. 118, which amended SFAS No. 114, by allowing creditors to use their existing methods of recognizing interest income on impaired loans.
  The Company has determined after review of its Credit Quality
Monitoring policies and procedures and an analysis of the loans outstanding at March 31, 1995, that loans recognized by the Company as nonaccrual and restructured are equivalent to "impaired loans" as defined by SFAS No. 114. The Company has also determined that the reserve for possible loan losses at March 31, 1995 did not require an additional loan loss provision as a result of the adoption of this standard. Loans deemed to be impaired by the Company totaled $45 million. Impaired loans in the amount of $45 million have been allocated $4.9 million of the reserve for possible loan losses. Interest payments received on impaired loans are recorded as interest income unless collection of the remaining recorded investment is doubtful at which time payments received are recorded as reductions of principal. The Bank recog-nized interest income on impaired loans of $341,861 for the first quarter of 1995.
  SFAS No. 114 also requires that in-substance foreclosures (ISF) be reclassified as loans and the ISF valuation reserve be included in the reserve for possible loan losses. The effect at January 1, 1995, the date of adoption of SFAS No. 114, on the Company's balance sheet was an increase to loans of $5.84 million and a decrease in other real estate owned (OREO) of $5.84 million. In addition, prior period balances have been reclassified to reflect the loans and OREO on a basis comparable to the classification that would have been used under SFAS No. 114.

NOTE 3:  POSSIBLE DISPOSITION OF TROUBLED ASSETS
     The Bank is currently in the process of determining the most beneficial approach to address the portfolio of troubled assets.
This approach will most likely include the disposition of a portion of the loan and OREO portfolios, including sale by auction, bulk sales or some other means of disposing of troubled assets. At this time, management is unable to determine the likely outcome of such a plan and the impact, if any, on the earnings of the Bank.
                         MERCHANTS BANCSHARES, INC

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

  All adjustments necessary for a fair statement of the three months ended March 31, 1995 and 1994 have been included in the financial statements. The information was prepared from the books of Merchants Bancshares, Inc. and its subsidiaries, the Merchants
Bank and Merchants Properties, Inc., without audit.
  In the ordinary course of business, the Merchants Bank makes commitments for possible future extensions of credit. On March 31, 1995, the Bank was obligated for $8,305,000 of standby letters of credit. No losses are anticipated in connection with these commitments.

RESULTS OF OPERATIONS
1.  ANALYSIS OF QUARTERLY STATEMENTS OF OPERATIONS

  Net income for the first quarter of 1995 was $38,632 compared to net income for the same period a year earlier of $1,437,973.  On a per share basis, the net income represented $.01 per share compared to $.34 for 1994.  First quarter net interest income before the provision for possible loan losses was $6.5 million in 1995 as compared to $6.9 for the year earlier quarter.  This reduction is due to the cost of interest bearing liabilities rising faster than the yield on loans and investments and a significant reduction in the total interest earning assets and interest bearing liabilities.
  The provision for possible loan losses totalled $2.7 million for the first quarter of 1995 compared to $1.25 million for the first quarter of 1994.  (For a discussion as to the reasons for this increase, see the "Loan Quality and Reserves for Possible Loan
Losses (RPLL)" later in this section.
  During the quarter ended March 31, 1995, the Company recognized
$248,647 in gains on the sale of investments, as compared to a loss in the amount of $18,896 for the same quarter a year earlier.
    Total non-interest expenses are up approximately 1.1% from the same quarter a year ago due to higher employee expenses but lower
miscellaneous expenses.   Net expenses of other real estate owned
are up 41.9% from the previous year.
  The Company recognized $240,000 in low income housing tax credits during the quarters March 31, 1995 and 1994 representing the amount earned during the those quarters.
  The schedules on the following pages analyze interest and
overhead management in relation to total average assets and the yield analysis for the periods reported.










                            MERCHANTS BA BANCSHARES, INC.
                  INTEREST MANAGEMENT AND OPERATING EXPENSE ANALYSIS
                       (IN THOUSANDS - TAXABLE EQUIVALENT BASIS)

                           QUARTER ENDED    QUARTER ENDED     QUARTER ENDED
                              03/31/95        12/31/94          03/31/94
 Total Average Assets       $676,086,553    $698,846,951      $721,409,327
- ---------------------- ----------------- ------------------ ------------------
                         AMOUNT     % OF   AMOUNT     % OF   AMOUNT      % OF
                                   ASSETS            ASSETS             ASSETS

    INTEREST MANAGEMENT
Interest Income (T.E.) $12,430,377  7.35% $12,623,295  7.23% $12,388,225  6.87%
- ---------------------- ------------------ ------------------ ------------------
 Interest Expense        5,872,027  3.47%   5,764,715  3.30%   5,413,588  3.00%
- ---------------------- ------------------ ------------------ ------------------
Net Int bef Prov (T.E.) $6,558,350  3.88%  $6,858,580  3.93%  $6,974,637  3.87%
- ---------------------- ------------------ ------------------ ------------------
 Prov for Loan Losses    2,700,000  1.60%   5,750,000  3.29%   1,250,000  0.69%
- ---------------------- ------------------ ------------------ ------------------
Net Int. Income (T.E.)  $3,858,350  2.28%  $1,108,580  0.63%  $5,724,637  3.17%
- ---------------------- ------------------ ------------------ ------------------
   NET OPERATING EXPENSE
   Non-Interest Expense:
    Personnel           $3,501,103  2.07%  $3,079,885  1.76%  $3,228,551  1.79%
- ----------------------- ----------------- ------------------ ------------------
    Occupancy              602,526  0.36%     543,663  0.31%     693,612  0.38%
- ----------------------- ----------------- ------------------ ------------------
    Equipment              523,010  0.31%     545,450  0.31%     466,131  0.26%
- ----------------------- ----------------- ------------------ ------------------
    Other                2,554,075  1.51%   9,474,097  5.42%   2,716,747  1.51%
- ----------------------- ----------------- ------------------ ------------------
       Total            $7,180,714  4.25% $13,643,095  7.81%  $7,105,041  3.94%
 ---------------------- ----------------- ------------------ ------------------
 Less Non-Interest Income:
   Fees on Loans          $692,617  0.41%    $914,198  0.52%  $1,029,851  0.57%
- ----------------------- ----------------- ------------------ ------------------
   Svc Charges  - Dep      785,206  0.46%     798,512  0.46%     891,056  0.49%
- ----------------------- ----------------- ------------------ ------------------
   Other                 1,425,110  0.84%   1,432,403  0.82%   1,212,965  0.67%
- ----------------------- ------------------ ----------------- ------------------
        Total           $2,902,933  1.72%  $3,145,113  1.80%  $3,133,872  1.74%
- ----------------------- ----------------- ------------------ ------------------
Net Operating Expense   $4,277,781  2.53% $10,497,982  6.01%  $3,971,169  2.20%
- ----------------------- ----------------- ------------------ ------------------

          SUMMARY
Net Interest Income     $3,858,350  2.28%  $1,108,580  0.63%  $5,724,637  3.17%
- ----------------------- ----------------- ------------------ ------------------
Less Net Operating Exp. $4,277,781  2.53% $10,497,982  6.01%  $3,971,169  2.20%
- ----------------------- ----------------- ------------------ ------------------
Profit (Loss) Bef Taxes  ($419,431)-0.25% ($9,389,402)-5.37%  $1,753,468  0.97%
- ----------------------- ----------------- ------------------ ------------------

 NET PROFIT (LOSS)         $38,632  0.02% ($6,112,611)-3.50%  $1,437,973  0.80%
- ----------------------- ----------------- ------------------ ------------------




                              MERCHANTS BANCSHARES, INC
                                    YIELD ANALYSIS
                                      (UNAUDITED)


                                            THREE MONTHS ENDED
                                   MARCH 31, 1995          MARCH 31, 1994

Fully Taxable Equivalent          AVERAGE   AVERAGE       AVERAGE   AVERAGE
Includes Fees on Loans            BALANCE     RATE        BALANCE     RATE
                                -----------   -------  -----------  -------
INTEREST EARNING ASSETS
 Investments                  $  93,828,565    5.18%  $  92,982,129    3.98%
 Loans                          509,306,439    9.31%    548,514,611    9.07%
 Federal Funds Sold               2,212,777    5.94%      7,781,111    3.17%
                                -----------   -------    -----------  -------
Total Interest Earning Assets $ 605,347,781    8.66%  $ 649,277,851    8.27%
                                ===========   =======    ===========  =======
INTEREST BEARING LIABILITIES
 Savings, NOW & Money Mkt     $ 285,104,635    3.19%  $ 320,654,986    2.49%
 Time Deposits                  195,756,010    4.99%    196,750,349    4.51%
                                -----------   -------    -----------  -------
    Tot Savings & Time Dep      480,860,645    3.92%    517,405,335    3.26%
 Fed Funds Purch & Securities
   Sold Under Agmts to Repurch    3,738,529    4.63%      1,961,993    3.09%
 Other Borrowed Funds            56,114,461    7.96%     69,716,646    6.96%
                                -----------   -------    -----------  -------
Tot Int Bearing Liabilities     540,713,635    4.34%    589,083,974    3.69%

Other Liab's & Stkhldrs' Equity
 (Net of Non-Int Earng Assets)   64,634,146              60,193,877
                                -----------              -----------
Tot Liab's & Stkhldrs' Equity
(Net Non-Int Earning Assets)  $ 605,347,781           $ 649,277,851
                                ===========              ===========
Rate Spread                                    4.31%                   4.57%
                                              =======                 =======
Net Yield on Interest Earning Assets           4.78%                   4.91%
                                              =======                 =======












                        MERCHANTS BANCSHARES, INC.
                              MARCH 31, 1995
BALANCE SHEET

     Average assets decreased $22.8 million during the quarter ended March 31, 1995 from the December 31, 1994 level. Period end investment balances decreased approximately $17.4 million during the quarter as the Bank paid off short-term debt from funds made available from a maturing U.S. Treasury Bond. Gross loans, including segregated assets, are down $5.1 million during the quarter, and other assets decreased approximately $6.5 million due primarily to the receipt of tax refunds from the 1993 operating loss.
     Short term borrowings decreased $16.1 million since December
31, 1994. Deposits have decreased $22.6 million during the quarter, following historic trends of reduced deposits during the first half of the calendar year.
     Shareholders' equity increased $530,646 during the quarter, due to net income earned and a reduction of the valuation allowance on the investment portfolio of $441,765. Tier 1 leverage capital at the Company level was 6.34% and 5.96% at March 31, 1995 and December 31, 1994, respectively.

 LOAN QUALITY AND RESERVES FOR POSSIBLE LOAN LOSSES (RPLL)

     Merchants Bancshares, Inc. reviews the adequacy of the RPLL at least quarterly. The method used in determining the amount of the RPLL is not based upon maintaining a specific percentage of RPLL to total loans or total non-performing assets, but rather a comprehensive analytical process of assessing the credit risk inherent in the loan portfolio. This assessment incorporates a broad range of factors which are indicative of both general and specific credit risk, as well as a consistent methodology for quantifying probable credit losses. As part of the Merchants
Bancshares, Inc.'s analysis of specific credit risk, a detailed and extensive review is done on larger credits and problematic credits identified on the watched asset list, non-performing asset listings, and credit rating reports.
     Recently, the Financial Accounting Standards Board ( FASB ) issued new accounting guidance which affected the RPLL. Statement of Financial Accounting Standards No. 114 ( SFAS No. 114"),
 Accounting by Creditors for Impairment of a Loan, requires, among other things, that the creditors measure impaired loans at the present value of expected future cash flows, discounted at the loan s effective interest rate or, as a practical expedient, at the loan s observable market price or the fair value of the collateral if the loan is collateral dependent. For purposes of this statement a loan is considered impaired when it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. The FASB also issued
SFAS No. 118, which amended SFAS No. 114, by allowing creditors to use their existing methods of recognizing interest income on impaired loans. Merchants Bancshares, Inc. adopted the methodology of SFAS No. 114, incorporating the amendments of SFAS No. 118, on January 1, 1995.

   The more significant factors considered in the evaluation of the adequacy of the RPLL based on the analysis of general and specific credit risk include:

           Status of impaired loans as defined under SFAS No.
            114

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

   In accordance with SFAS No. 114 management has defined an impaired loan as meeting any of the following criteria:

           A loan which has been placed in non-accrual and is 45 days past due

           A loan which is rated Substandard and is 45 days past due

           A loan which is rated Doubtful or Loss

           A loan which has been classified as a Troubled Debt
            Restructuring

           A loan which has been assigned a specific allocation


   The company has determined that the RPLL at March 31, 1995 did not require an additional loan loss provision as a result of the
adoption of SFAS No. 114.  Loans deemed impaired   totaled   $45
million.  Impaired loans have been allocated $4.9 million of the
RPLL.

   Overall, management maintains the RPLL at a level deemed to be adequate, in light of historical, current and prospective factors, to reflect the level of risk in the loan portfolio.

NON-PERFORMING ASSETS

   The following tables summarize the Bank's non-performing assets.
The first table shows balances of  non-performing  assets at March
31, 1995 covered by a loss sharing arrangement related to the acquisition of the NFNBV On June 4, 1993.  The terms of the
Purchase and Assumption Agreement related to the purchase of NFNBV require that the FDIC pay the Bank 80% of net charge-offs up to
$41,100,000 on any loans that qualify  as loss sharing loans for a period of three years from the date of the acquisition.  If net charge offs on qualifying loss sharing loans exceed $41,100,000 during the three year period, the FDIC is required to pay 95% of such qualifying charge offs.  This arrangement significantly reduces the exposure that the Bank faces on NPAs that are covered by loss sharing.  As of March 31, 1995 NPAs covered by loss sharing
totaled  $12,549,000.   The aggregate amount of loans covered by the
loss sharing arrangement at March 31, 1995 totaled  $89,878,224.


         NPAs           Regular    Loss Sharing    Total
   (000's omitted)      Assets        Assets

Nonaccrual Loans        $33,176      $10,461      $43,637
Restructured Loans        2,601           66        2,667
Loans past due 90 days
 or more and still
 accruing                   108            0         108
Other Real Estate Owned   7,314        2,022       9,336
                        -------      -------     -------
Total                   $43,199      $12,549     $55,748
                        =======      =======     =======

The second table shows nonperforming assets as of December 31, 1994 and March 31, 1995:


NPAs (000's ommited)     December 31, 1994   March 31, 1995
Nonaccrual Loans              $32,200            $43,637
Loans past due 90 days or more
 and still accruing               668                108
Restructured Loans              5,083              2,667
                              -------            -------
Total Non-performing Loans    $37,951            $46,412
Other Real Estate Owned        13,231              9,336
                              -------            -------
Total Non-performing Assets   $51,182            $55,748
                              =======            =======

            Ratios            December 31, 1994   March 31, 1995
Percentage of Non-performing
 Loans to Total Loans              7.43%               9.18%
Percentage of Non-performing
 Assets to Total Loans plus
 Other Real Estate Owned           9.77%               10.83%
Percentage of RPLL to Tot Loans    3.90%                3.98%
Percentage of RPLL to NPL          52.51%              43.31%
Percentage of RPLL to NPA          38.94%              36.06%

   Nonperforming Loans (NPL) increased by $8.5 million from December 31, 1994 to March 31, 1995. Non-performing Assets (NPA) increased by $4.6 million during the same period. The increase in NPLs was due to the adoption of SFAS No. 114. In addition, one large credit was transferred to non-accrual. The increases were offset by gross charge-offs of $3.2 million.

   As previously mentioned, the loss sharing arrangement reduces the exposure the Company faces on NPLs. Adjusting the NPL total for the 80% FDIC coverage on qualifying loss sharing loans results in significantly larger RPLL to NPL ratios. The loss sharing, adjusted ratios of RPLL to NPLs at December 31, 1994 and March 31,
1995 were 63% and 53% respectively. This level of coverage is considered adequate based upon management's evaluation of known and inherent risks in the portfolio. Approximately 88% of the NPLs are secured by real estate which significantly reduces the Company's exposure to loss. Based upon the combination of loss sharing coverage of some of the NPLs, the secured nature of a significant portion of the NPLs and management's assessment of the current and prospective level of risk in the loan portfolio, the balance of the RPLL is considered adequate at March 31, 1995.

DISCUSSION OF EVENTS AFFECTING NPAs:

   Significant events affecting the categories of NPAs are discussed below:

Nonaccrual Loans:

   Nonaccrual loans increased  $11,437,000  during the first quarter of 1995 due primarily to the reclassification of ISF  of $4,857,923,
as of March 31, 1995,   and the transfer of one large credit to
nonaccrual for $5,498,267.


Restructured Loans:

   Restructured Loans  decreased    $2,416,000.  This resulted
primarily from the transfer of loans which had performed at market rates and terms to performing status.

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








                        MERCHANTS BANCSHARES, INC.
                              MARCH 31, 1995


PART II - OTHER INFORMATION

Item 1 - Legal Proceedings
     Reference is made to the Form 10-K filed for the year ended
December 31, 1994 for disclosure to current legal proceedings against the Company, the Bank, the Merchants Trust Company and certain directors and trustees of the companies. No substantative changes in those proceedings have occured.

Item 2 - Changes in Securities - NONE

Item 3 - Defaults upon Senior Securities - NONE

Item 4 - Submission of Matters to a Vote of Security Holders
                                              - NONE

Item 5 - Other Issues - NONE

Item 6 - Exhibits and Reports on Form 8-K - NONE










                        MERCHANTS BANCSHARES, INC.

                                 FORM 10-Q

                              MARCH 31, 1995

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   Merchants Bancshares, Inc.

                                   \s\ Joseph L Boutin
                                   --------------------------
                                   Joseph L Boutin, President

                                   \s\ Edward W Haase
                                   -------------------------
                                   Edward W Haase, Treasurer

                                   May 10, 1995
                                   ------------------------
                                   Date

