Form 10-Q
period 1995-06-30
MERCHANTS BANCSHARES INC
filed 1995-08-10
CIK 726517

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549



                                 FORM 10-Q

             QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                      SECURITIES EXCHANGE ACT OF 1934


                    FOR THE QUARTER ENDED JUNE 30, 1995
                      COMMISSION FILE NUMBER 0-11595


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

                             YES  X    NO

4,290,342 Shares Common Stock $.01 Par Outstanding June 30, 1995




                        MERCHANTS BANCSHARES, INC.

                            INDEX TO FORM 10-Q


PART I
 ITEM 1  FINANCIAL STATEMENTS
         Consolidated Balance Sheets
          June 30, 1995 and 1994 and December 31, 1994         1

         Consolidated Statements of Operations
          For the three months ended June 30, 1995 and 1994
          and the six months ended June 30, 1995 and 1994      2

         Consolidated Statement of Stockholders' Equity
          For the six months ended June 30, 1995 and 1994
          and the year ended December 31, 1994                 3

         Consolidated Statements of Cash Flows for the
          six months ended June 30, 1995 and 1994              4

         Footnotes to Financial Statements as of
          June 30, 1995                                       5-7

 ITEM 2  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                8-15
PART II - OTHER INFORMATION
 ITEM 1  Legal Proceedings                                    16

 ITEM 2  Changes in Securities                               NONE

 ITEM 3  Defaults upon Senior Securities                     NONE

 ITEM 4  Submission of Matters to a Vote of Security Holders  16

 ITEM 5  Other Information                                   NONE

 ITEM 6  Exhibits and Reports on Form 8-K                    NONE

SIGNATURES                                                    17



                                 MERCHANTS BANCSHARES, INC.
                                 CONSOLIDATED BALANCE SHEET
                                                      UNAUDITED
                                                      JUNE 30,    DECEMBER 31
ASSETS                                                  1995          1994
 Cash and Due from Banks                          $  34,661,392 $  34,851,401
 Investments:
   Debt Securities Held for Sale                  $  67,603,517 $  90,470,922
   Debt Securities Held to Maturity                  10,061,691    10,084,646
   Marketable Equity Securities                         250,758     1,195,897
                                                    ------------  ------------
      Total Investments                           $  77,915,965 $ 101,751,465
 Loans:                                           $ 479,959,827 $ 516,397,052
         Reserve for possible loan losses            17,256,202    19,928,817
                                                    ------------  ------------
   Net Loans                                      $ 462,703,625 $ 496,468,235
 Federal Home Loan Bank Stock                     $   2,597,100 $   6,856,200
 Bank Premises and Equipment                         15,941,162    16,620,173
 Other Real Estate Owned                              7,569,371     7,388,807
 Other Assets                                        25,764,915    30,900,258
                                                    ------------  ------------
      Total Assets                                $ 627,153,531 $ 694,836,539
LIABILITIES                                         ============  ============
 Deposits:
   Demand                                         $  88,386,344 $  94,467,122
   Savings, NOW and Money Market Accounts           272,902,079   293,655,696
   Time Certificates of Deposit $100,000 and Over    20,179,003    23,280,762
   Other Time                                       168,131,600   170,820,804
                                                    ------------  ------------
      Total Deposits                              $ 549,599,025 $ 582,224,384
 Federal Funds Purchased                          $   4,000,000 $  15,000,000
 Demand Note Due U/S Treasury                         4,613,930     3,294,734
 Other Liabilities                                    7,418,427     7,788,085
                                                    ------------  ------------
      Total Liabilities                           $ 565,631,381 $ 608,307,203
 Long-Term Debt                                   $  21,827,022 $  44,229,366
STOCKHOLDERS' EQUITY
 Common Stock, $.01 Par Value                     $      42,903 $      42,429
    Shares Authorized                   4,700,000
    Outstanding, Current Year           4,290,342
                 Previous Year (Note 1) 4,242,927
 Preferred Stock Class A Non-Voting
     Authorized - 200,000, Outstanding 0                      0             0
 Preferred Stock Class B Voting
     Authorized - 1,500,000, Outstanding 0                    0             0
 Treasury Stock (At Cost)                                     0      (178,730)
 Surplus                                             31,117,916    30,647,120
 Undivided Profits                                    8,450,326    12,462,820
 Valuation Reserve - Marketable Equity Securities        83,983      (673,669)
                                                    ------------  ------------
      Total Stockholders' Equity                  $  39,695,128 $  42,299,970
      Total Liabilities and                          -----------  ------------
       Stockholders' Equity                       $ 627,153,531 $ 694,836,539
                                                    ============  ============
Book Value Per Common Share                               $9.25        $10.00
                                                        =======       =======

Note: As of June 30, 1995, the Bank had off-balance sheet liabilities in the form of standby letters of credit to customers in the amount of $8,538,626.
                                                1


                                     THE MERCHANTS BANCSHARES, INC.
                                   CONSOLIDATED STATEMENT OF INCOME
                                             UNAUDITED
                                         QUARTER ENDED JUNE 30,  SIX MONTHS ENDED JUNE 30
Interest Income                         1995         1994           1995         1994
 Interest on Loans                 $ 11,382,447 $ 11,142,603  $  22,497,538 $ 22,477,870
 Investment Income:
 Obligations of U.S. Govt               979,656      781,857      1,984,741    1,572,438
 Other                                  216,097      143,180        423,425      273,882
 Federal Funds Sold                      78,999      113,223        111,871      174,898
                                    ------------ ------------   ------------ ------------
                                   $ 12,657,198 $ 12,180,864  $  25,017,574 $ 24,499,089
                                    ------------ ------------   ------------ ------------
Interest Expense
  Interest on Deposits             $  4,955,413 $  4,463,987  $   9,723,543 $  8,644,686
  Interest on Capital Notes
    and Other Borrowings              1,691,337    1,149,522      2,795,234    2,382,411
                                    ------------ ------------   ------------ ------------
                                   $  6,646,750 $  5,613,508  $  12,518,777 $ 11,027,096
                                    ------------ ------------   ------------ ------------
Net Interest Income                $  6,010,449 $  6,567,356  $  12,498,798 $ 13,471,993
 Provision for Possible Loan Losses   7,600,000    1,250,000     10,300,000    2,500,000
                                    ------------ ------------   ------------ ------------
 Net Interest Income after
  Provision for Loan Losses        $ (1,589,551)$  5,317,356  $   2,198,798 $ 10,971,993
                                    ------------ ------------   ------------ ------------
Other Income
 Fees on Loans                     $    704,054 $    837,895  $   1,396,671 $  1,867,746
 Service Charges on Deposits            808,905      915,533      1,594,111    1,806,589
 Gain (Loss) on Sale of Investments      88,048      (18,896)       336,695      (18,896)
 Other                                1,196,917    1,338,172      2,373,380    2,551,137
                                    ------------ ------------   ------------ ------------
  Total Other Income               $  2,797,925 $  3,072,704  $   5,700,858 $  6,206,576
                                    ------------ ------------   ------------ ------------
Other Expenses
 Salaries and Wages                $  2,688,184 $  2,674,410  $   5,485,765 $  5,233,377
 Employee Benefits                      733,748      654,836      1,437,270    1,324,420
 Occupancy Expense, Net                 500,958      551,816      1,103,484    1,245,428
 Equipment Expense                      519,298      443,282      1,042,308      909,413
 Low Income Housing Partnerships        186,400      223,026        372,800      457,627
 Expenses - Other Real Estate Owned   1,102,458      337,668      1,581,684      661,776
 Other                                2,260,145    2,408,883      4,148,594    4,566,921
                                    ------------ ------------   ------------ ------------
  Total Other Expenses             $  7,991,191 $  7,293,920  $  15,171,905 $ 14,398,961
                                    ------------ ------------   ------------ ------------
Income before Income Taxes         $ (6,782,817)$  1,096,140  $  (7,272,249)$  2,779,607
  Provision for Income Taxes         (2,731,682)      90,831     (3,259,745)     336,326
                                    ------------ ------------   ------------ ------------
Net Income                         $ (4,051,135)$  1,005,308  $  (4,012,504)$  2,443,281
                                    ============ ============   ============ ============
Per Common Share Net Income        $      -0.95 $       0.24  $       -0.94 $       0.58
                                    ============ ============   ============ ============
Weighted Average Common Shares
 Outstanding                          4,262,462    4,230,193      4,247,770    4,230,193

                                                              2









                                 MERCHANTS BANCSHARES, INC.
                           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                              FOR THE YEAR ENDED DECEMBER 31, 1994 AND
                             THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                                         UNAUDITED







                                                                             Net
                                                                         Unrealized
                                                                         Depreciation   Total
                               Common               Undivided  Treasury   of Invest    Equity
                                Stock    Surplus     Profits     Stock   Securities    Capital
                                ------  --------     --------    -------   ----------  -------
 Balance - December 31, 1993  $42,429 $30,647,120 $15,352,844 $(178,730) $ (143,657) $45,720,006
   Net Income                                       2,443,281                          2,443,281
   Net Change in Unrealized
    Depreciation of Investment
    Securities                                                             (574,925)    (574,925)
                               -------  ---------   ---------   --------  ---------    ---------
 Balance - June 30, 1994      $42,429 $30,647,120 $17,796,125 $(178,730) $ (718,582) $47,588,362
   Net Income (Loss)                               (5,333,295)                        (5,333,295)
   Net Change in Unrealized
    Depreciation of Investment
    Securities                                                               44,913       44,913
                               -------  ---------   ---------   --------  ---------    ---------
 Balance - December 31, 1994  $42,429 $30,647,120 $12,462,830 $(178,730) $ (673,669) $42,299,980
   Net Income (Loss)                               (4,012,504)                        (4,012,504)
   Treasury Stock Transactions                                  178,730                  178,730
   Issuance of Common Stock       474     470,796                                        471,270
   Net Change in Unrealized
    Depreciation of Investment
    Securities                                                              757,652      757,652
                               -------  ---------   ---------   --------  ---------    ---------
 Balance - June 30, 1995      $42,903 $31,117,916 $ 8,450,326 $       0  $   83,983  $39,695,128
                               =======  =========   =========   ========  =========    =========















                                                   3




                                   Merchants Bancshares, Inc
                             Consolidated Statement of Cash Flows
                                             Unaudited


            For the Six Months Ended June 30,               1995         1994
CASH FLOWS FROM OPERATING ACTIVITIES:                    -----------  -----------
Net Income (Loss)                                      $ (4,012,504)  $ 2,443,281
Adjustments to Reconcile Net (Loss) Income to Net
 Cash Provided by Operating Activities:
  Provision for Possible Loan Losses                     10,300,000     2,500,000
  Provision for Depreciation and Amortization             1,210,032     1,013,326
  Net (Gains) Losses on Sales of Investment Securities     (336,695)       18,896
  Net Gains (Losses) on Sales of Loans and Leases            21,334      (109,995)
  Equity in Losses of Real Estate Limited Partnerships      363,350       451,331
  Decrease in Interest Receivable                         1,055,008       109,031
  Increase (Decrease) in Interest Payable                  (241,534)      304,517
  (Increase) Decrease in Other Assets                       486,517    (2,289,582)
  Increase (Decrease) in Other Liabilities                 (128,372)      713,628
                                                         -----------   -----------
  Net Cash Provided by Operating Activities               8,717,136     5,154,433
                                                         -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from Sales of Investment Securities           27,126,860            0
  Proceeds from Maturities of Investment Securities      34,000,000            0
  Proceeds from Sales of Loans and Leases                16,927,022    28,598,728
  Purchases of Available for Sale Investment Securities (36,059,463)           0
  Loans Originated, net of Principal Repayments          13,607,319     9,951,856
  Investments in Real Estate Limited Partnerships          (147,897)     (345,078)
  Purchases of Premises and Equipment                      (302,479)     (686,248)
  Decrease in Net Investment in Leveraged Leases                  0        27,586
                                                         -----------   -----------
    Net Cash Provided by (Used in) Investing Activities  55,151,362    37,546,844
                                                         -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net Decrease in Deposits                              (32,625,359)  (28,485,535)
  Net Decrease in Other Borrowed Funds                   (9,680,804)  (10,493,589)
  Principal Payments on Debt                            (22,402,344)   (2,401,553)
  Sale of Treasury and Common Stock                         650,000            0
                                                         -----------   -----------
    Net Cash Used in Financing Activities               (64,058,507)  (41,380,677)
                                                         -----------   -----------
Increase (Decrease) in Cash and Cash Equivalents           (190,009)    1,320,600
Cash and Cash Equivalents at Beginning of Period         34,851,401    30,587,986
                                                         -----------   -----------
Cash and Cash Equivalents at End of Period             $ 34,661,392  $ 31,908,586
                                                         ===========   ===========
Total Interest Payments                                $ 25,259,108  $ 24,194,572
Total Income Tax Payments                              $          0 $          0




                                                     4







                         MERCHANTS BANCSHARES, INC
                             JUNE 30, 1995

NOTES TO FINANCIAL STATEMENTS:
    See the Form 10-K filed as of December 31, 1994 for additional information.
NOTE 1:  CURRENT OPERATING ENVIRONMENT AND REGULATORY MATTERS
  As a result of a joint field examination of the Bank by the Federal Deposit Insurance Corporation (the FDIC) and the State of Vermont Department of Banking, Insurance and Securities (the Commissioner) as of March 31, 1993, the Bank entered into a Memorandum of Understanding (MOU) with the FDIC and the Commissioner on October 29, 1993. Under the terms of the MOU, the Bank is required to, among other things, maintain a leverage capital ratio of at least 5.5%, revise certain operating policies, enhance certain loan review procedures, refrain from declaring dividends and correct certain technical exceptions and violations of applicable regulations. The dividend limitation includes dividends paid by the Bank to the Company. The Company services senior subordinated debt, which totalled $2.4 million at June 30, 1995, and which requires semiannual interest payments and an annual principal payment of $2.4 million through 1996. The Company's cash on hand at June 30, 1995 is sufficient to service the senior debt until May, 1996. The Bank was also directed by the FDIC to increase the reserve for possible loan losses by approximately $12 million and to charge off loans totaling approximately $8 million at the conclusion of the examination in June, 1993.
  As of February 18, 1994, the Company and the Federal Reserve Bank of Boston (the Federal Reserve) entered into an agreement requiring the Company to submit to the Federal Reserve, among other things, a capital plan, a dividend policy, a debt service plan and a management assessment. As of June 30, 1995, the Federal Reserve has accepted the Company's plans. In addition, the Company may not declare or pay a dividend without the approval of the Federal Reserve.
  On April 27, 1995, the FDIC and the Commissioner completed the field work related to their most recent examination of the Bank as of December 31, 1994. Although the examination report has not been received, indications are that the FDIC and the Commissioner will require management to continue its efforts to correct certain administrative and legal violations and enhance certain operating policies when the report is issued. In addition, it appears that the MOU will remain in place until at least the next examination.
  Management believes that it is in substantial compliance with the MOU and the Written Agreement as of June 30, 1995.
  Failure to maintain the minimum leverage capital ratio of 5.5% included in the MOU or compliance with other provisions of the MOU, or the agreement with the Federal Reserve, could subject the Bank or the Company to additional actions by the regulatory authorities.
  On July 14, the Federal Reserve completed the field work related to their most recent examination of the Company as of March 31, 1995. No report has been received to date.

NOTE 2:  RECENT ACCOUNTING DEVELOPMENTS
     The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 114 (SFAS No. 114"), "Accounting for Impairment of a Loan," which the Company adopted on January 1, 1995. SFAS No. 114 requires, among other things, that creditors measure impaired loans at the present value of expected future cash flows, discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. For purposes of this Statement, a loan is considered impaired when it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. The FASB also issued SFAS No. 118, which amended SFAS No. 114, by allowing creditors to use their existing methods of recognizing interest income on impaired loans.
  The Company has determined after review of its Credit Quality Monitoring policies and procedures and an analysis of the loans outstanding at June 30, 1995, that loans recognized by the Company as nonaccrual and restructured are equivalent to "impaired loans" as defined by SFAS No. 114. The Company has also determined that the reserve for possible loan losses at June 30, 1995 required no additional loan loss provision as a result of the adoption of this standard. Loans deemed to be impaired by the Company totaled $40.6 million. Impaired loans in the amount of $40.6 million have been allocated $5.4 million of the reserve for possible loan losses.
  SFAS No. 114 also requires that in-substance foreclosures (ISF) be reclassified as loans and the ISF valuation reserve be included in the reserve for possible loan losses. The effect at January 1, 1995, the date of adoption of SFAS No. 114, on the Company's balance sheet was an increase to loans of $5.84 million and a decrease in other real estate owned (OREO) of $5.84 million. In addition, prior period balances have been reclassified to reflect the loans and OREO on a basis comparable to the classification that would have been used under SFAS No. 114. Interest payments received on impaired loans are recorded as interest income unless collection of the remaining recorded investment is doubtful at which time payments received are recorded as reductions of principal. The Bank recognized interest income on impaired loans of $578,442 for the six months ended June 30, 1995.

  In May 1995, the FASB issued SFAS No. 122, "Accounting for Mortgage Servicing Rights." This Statement requires the recognition of a separate asset for the rights to service mortgage loans for others however those servicing rights are created. SFAS No. 122 will impact the Bank as loan originations having terms in excess of 8 years are generally sold in the secondary mortgage market with the servicing of the related loan retained by the Bank. In such cases, the Bank is required to allocate a portion of the cost of the loan to the mortgage servicing right based on the relative fair values of such servicing right and the loan. The value of such servicing rights are to be periodically assessed for impairment based on the fair value of those rights.
  Upon adoption, SFAS No. 122 is to be applied on a prospective basis. This Statement must be adopted no later than January 1, 1996, although earlier application is encouraged. The impact upon adoption will be dependent primarily upon the level of loan originations. Management is currently reviewing whether it will adopt SFAS No. 122 in 1995 or 1996.

NOTE 3:  DISPOSITION OF TROUBLED ASSETS
     During the quarter ended June 30, 1995, the Bank took steps to address the portfolio of troubled assets. On June 25, 1995, an auction was held to sell properties held in the Other Real Estate Owned portfolio. Twenty three properties were sold which reduced the portfolio carrying balance by $1.3 million and generated cash in the amount of $1.1 million. A loss of approximately $300,000 was recognized, which includes expenses of the sale.
     Additionally during the quarter, the Bank entered into an agreement to sell $6.3 million in non-performing loans. All anticipated losses and associated expenses relating to the sale including an additional provision for possible loan losses in the amount of $1.3 million were recognized during the second quarter and no additional losses from the transactions are expected to be recognized in the third quarter. The sale closed on July 22, 1995.
     Furthermore, the Bank has provided an additional amount for the allowance for possible loan losses of approximately $5 million to cover further exposure identified during loan renewals and restructures.

NOTE 4:  PREPAYMENT OF SUBORDINATED DEBT
     On June 30, 1995, in accordance with a specific plan authorized by the Federal Reserve Bank, the Bank prepaid the outstanding $18 million of Subordinated Debt, which carried an interest rate of 9.81%. The Bank was released from any further obligations under the Subordinated Debt Agreement. A prepayment premium of $701,400 was paid to the noteholders. The debt was contractually scheduled to be repaid as follows: April 19, 1996 - $2,000,000; April 19, 1997 - $12,000,000; April 19, 1998 -
$2,000,000; April 19, 1999 - $1,000,000; April 19, 2000 -
$1,000,000. The prepayment premium is reflected in interest expense in the accompanying statement of operations.
                         MERCHANTS BANCSHARES, INC

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

  All adjustments necessary for a fair statement of the six months ended June 30, 1995 and 1994 have been included in the financial statements. The information was prepared from the books of Merchants Bancshares, Inc. and its subsidiaries, the Merchants Bank and Merchants Properties, Inc., without audit.
  In the ordinary course of business, the Merchants Bank makes commitments for possible future extensions of credit. On June 30, 1995, the Bank was obligated for $8,538,626 of standby letters of credit. No losses are anticipated in connection with these commitments.

RESULTS OF OPERATIONS
1.  ANALYSIS OF QUARTERLY STATEMENTS OF OPERATIONS

  The net loss for the second quarter of 1995 was $4,051,135 compared to net income for the same period a year earlier of $1,005,308. On a per share basis, the net loss represented $.95 per share compared net income of $.24 for 1994. Second quarter net interest income before the provision for possible loan losses was $6.01 million in 1995 as compared to $6.56 million for the year earlier quarter. This reduction is due to the cost of interest bearing liabilities rising faster than the yield on loans and investments and the prepayment premium on the early retirement of the Bank's Subordinated Notes (see Footnote 4).
  The provision for possible loan losses totalled $7.6 million for the second quarter of 1995 compared to $1.25 million for the same quarter in 1994. (For a discussion as to the reasons for this increase, see the "Loan Quality and Reserves for Possible Loan Losses (RPLL)" later in this section).
  During the quarter ended June 30, 1995, the Company recognized $88,000 in gains on the sale of investments, as compared to a loss in the amount of $19,000 for the same quarter a year earlier.
    Total non-interest expenses are up approximately 9.6% from the same quarter a year ago due to higher expenses relating to the Other Real Estate Owned portfolio (see Footnote 3).
  The Company recognized $240,000 in low income housing tax credits during each of the quarters ended June 30, 1995 and 1994 representing the amount earned during the those quarters.
  The schedules on the following pages analyze interest and overhead management in relation to total average assets and the yield analysis for the periods reported.







                          MERCHANTS BANCSHARES, INC.
                  INTEREST MANAGEMENT AND OPERATING EXPENSE ANALYSIS
                             (TAXABLE EQUIVALENT BASIS)

                             QUARTER ENDED     QUARTER ENDED     QUARTER ENDED
                               06/30/95          12/31/94          06/30/94
   Total Average Assets      $651,245,049      $698,846,951      $714,124,732
 ------------------------  ----------------- ----------------- -----------------
                             AMOUNT    % OF    AMOUNT    % OF    AMOUNT    % OF
                                      ASSETS            ASSETS            ASSETS
   INTEREST MANAGEMENT
  Interest Income (T.E.)  $12,700,857   7.80% $12,623,295   7.23% $12,319,388  6.90%
 ------------------------- ----------- ------  ----------  ------  ----------- -----
     Interest Expense       6,646,750   4.08%   5,764,715   3.30%   5,613,508  3.14%
 ------------------------- ----------- ------  ----------- ------  ----------- -----
Net Int before Prov (T.E.) $6,054,107   3.72%  $6,858,580   3.93%  $6,705,880  3.76%
 ------------------------- ----------- ------  ----------- ------  ----------- -----
   Prov for Loan Losses     7,600,000   4.67%   5,750,000   3.29%   1,250,000  0.70%
 ------------------------- ----------- ------  ----------- ------  ----------- -----
  Net Int. Income (T.E.)  ($1,545,893)  -0.95% $1,108,580   0.63%  $5,455,880  3.06%
 ------------------------- ----------- ------  ----------- ------  ----------- -----
  NET OPERATING EXPENSE
  Non-Interest Expense:
        Personnel          $3,421,932   2.10%  $3,079,885   1.76%  $3,329,246  1.86%
 ------------------------- ----------- ------  ----------- ------  ----------- -----
        Occupancy             500,958   0.31%     543,663   0.31%     551,816  0.31%
 ------------------------- ----------- ------  ----------- ------  ----------- -----
        Equipment             519,298   0.32%     545,450   0.31%     443,282  0.25%
 ------------------------- ----------- ------  ----------- ------  ----------- -----
          Other             3,549,003   2.18%   9,474,097   5.42%   2,969,577  1.66%
 ------------------------- ----------- ------  ----------- ------  ----------- -----
          Total            $7,991,191   4.91% $13,643,095   7.81%  $7,293,921  4.09%
 ------------------------- ----------- ------  ----------- ------  ----------- -----
Less Non-Interest Income:
      Fees on Loans          $704,054   0.43%    $914,198   0.52%    $837,895  0.47%
 ------------------------- ----------- ------  ----------- ------  ----------- -----
  Service Charges on Dep      808,905   0.50%     798,512   0.46%     915,533  0.51%
 ------------------------- ----------- ------  ----------- ------  ----------- -----
          Other             1,284,965   0.79%   1,432,403   0.82%   1,319,276  0.74%
 ------------------------- ----------- ------  ----------- ------  ----------- -----
          Total            $2,797,924   1.72%  $3,145,113   1.80%  $3,072,704  1.72%
 ------------------------- ----------- ------  ----------- ------  ----------- -----
  Net Operating Expense    $5,193,267   3.19% $10,497,982   6.01%  $4,221,217  2.36%
 ------------------------- ----------- ------  ----------- ------  ----------- -----

         SUMMARY
   Net Interest Income    ($1,545,893) -0.95%  $1,108,580   0.63%  $5,455,880  3.06%
 ------------------------- ----------- ------  ----------- ------  ----------- -----
 Less Net Operating Exp.   $5,193,267   3.19% $10,497,982   6.01%  $4,221,217  2.36%
 ------------------------- ----------- ------  ----------- ------  ----------- -----
   Profit Before Taxes    ($6,739,160) -4.14% ($9,389,402) -5.37%  $1,234,663  0.69%
 ------------------------- ----------- ------  ----------- ------  ----------- -----

    NET PROFIT (LOSS)     ($4,051,135) -2.49% ($6,112,611) -3.50%  $1,005,308  0.56%
 ------------------------- ----------- ------  ----------- ------  ----------- -----



                                        9




                                                     MERCHANTS BANCSHARES, INC
                                                     SUPPLEMENTAL INFORMATION
                                                     (UNAUDITED)

                                                   THREE MONTHS ENDED                        SIX MONTHS ENDED
                                             JUNE 30, 1995        JUNE 30, 1994        JUNE 30, 1995        JUNE 30, 1994

Fully Taxable Equivalent                   AVERAGE   AVERAGE    AVERAGE   AVERAGE    AVERAGE   AVERAGE    AVERAGE   AVERAG
Includes Fees on Loans                     BALANCE    RATE      BALANCE    RATE      BALANCE    RATE      BALANCE    RATE
                                         -----------  -----    ----------- -----    ----------- -----    ----------- -----
INTEREST EARNING ASSETS
 Taxable Investments                    $ 89,948,218  5.32%  $ 92,825,981  3.99%  $ 86,067,872  5.61%  $ 92,059,156  4.02%
 Loans                                   504,512,003  9.55%   548,514,611  9.07%   499,717,562  9.53%   538,137,405  9.12%
 Federal Funds Sold                        3,765,729  5.74%     7,781,111  3.17%     5,318,681  4.21%     9,605,524  3.12%
                                         -----------  -----    ----------- -----    ----------- -----    ----------- -----
Total Interest Earning Assets           $598,225,950  8.89%  $649,121,703  8.27%  $591,104,115  8.91%  $639,802,085  8.30%
                                         ===========  =====    =========== =====    =========== =====    =========== =====

INTEREST BEARING LIABILITIES
 Savings, NOW & Money Market Deposits   $281,845,609  3.26%  $320,654,986  2.49%  $278,586,583  3.28%  $316,413,672  2.56%
 Time Deposits                           194,676,247  5.42%   196,750,349  4.51%   193,596,483  5.27%   198,253,015  4.57%
                                         -----------  -----    ----------- -----    ----------- -----    ----------- -----
    Total Savings and Time Deposits      476,521,856  4.14%   517,405,335  3.26%   472,183,066  4.10%   514,666,687  3.33%
 Federal Funds Purchased & Securities Sold
    Under Agreements to Repurchase         1,723,154  5.86%     1,961,993  3.09%       416,530  5.59%       984,416  3.12%
 Other Borrowed Funds                     53,399,259  7.51%(1) 69,716,646  6.80%    50,683,363  8.26%(1) 67,420,540  7.22%
                                         -----------  -----    ----------- -----    ----------- -----    ----------- -----
Total Interest Bearing Liabilities       531,644,269  4.49%   589,083,974  3.68%   523,282,959  4.50%   583,071,643  3.78%

Other Liabilities & Stockholders' Equity
 (Net of Non-Interest Earning Assets)     66,581,681           60,037,729           67,821,156           56,730,442
                                         -----------           -----------          -----------          -----------
Total Liabilities & Stockholders' Equity
 (Net of Non-Interest Earning Assets)   $598,225,950         $649,121,703         $591,104,115         $639,802,085
                                         ===========           ===========          ===========          ===========
Rate Spread                                           4.40%                4.59%                4.41%                4.52%
                                                      =====                =====                =====                =====
Net Yield on Interest Earning Assets                  4.91%                4.93%                4.93%                4.85%
                                                      =====                =====                =====                =====

(1) Net of prepayment premium on early repayment of Subordinated Debt.





                                                                       10














                        MERCHANTS BANCSHARES, INC.
                               JUNE 30, 1995
BALANCE SHEET

     Average assets decreased $24.8 million during the quarter ended June 30, 1995 from the March 31, 1995 level. Period end investment balances decreased approximately $6.47 million during the quarter as the Bank paid off its Subordinated Debt using funds available and the sale of a $5 million U.S. Treasury Bond. Gross loans, including segregated assets, are down $25.5 million during the quarter, while other assets increased approximately $5 million due primarily to the increase in the deferred tax asset as a result of the quarter's operating loss.
     Short term borrowings increased $6.4 million since March 31, 1995. Deposits have decreased $9.9 million during the quarter, following historic trends of reduced deposits during the first half of the calendar year.
     Shareholders' equity decreased $3.2 million during the quarter, due to the net loss for the quarter, a reduction of the valuation allowance on the investment portfolio of $316,000, and the sale of treasury and authorized but unissued common stock to the Bank's 401(k) plan in the amount of approximately $650,000. Tier 1 leverage capital at the Company level was 5.84% and 5.96% at June 30, 1995 and December 31, 1994, respectively.


  LOAN QUALITY AND RESERVES FOR POSSIBLE LOAN LOSSES (RPLL)
     Merchants Bancshares, Inc. reviews the adequacy of the RPLL at least quarterly. The method used in determining the amount of the RPLL is not based upon maintaining a specific percentage of RPLL to total loans or total non-performing assets, but rather a comprehensive analytical process of assessing the credit risk inherent in the loan portfolio. This assessment incorporates a broad range of factors which are indicative of both general and specific credit risk, as well as a consistent methodology for
quantifying probable credit  loss.   As part of the Merchants
Bancshares, Inc.'s analysis of specific credit risk, a detailed and extensive review is completed on larger credits and problematic credits identified on the watched asset list, non-performing asset listings, and risk rating reports.

     Recently, the Financial Accounting Standards Board ("FASB") issued new accounting guidance which affected the RPLL. Statement of Financial Accounting Standards No. 114 (SFAS No. 114"), Accounting by Creditors for Impairment of a Loan, requires, among other things, that the creditors measure impaired loans at the present value of expected future cash flows, discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. For purposes of this statement a loan is considered impaired when it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. The FASB also issued
SFAS No. 118, which amended SFAS No. 114, by allowing creditors to use their existing methods of recognizing interest income on impaired loans. Merchants Bancshares, Inc. adopted the methodology of SFAS No. 114, incorporating the amendments of SFAS No. 118, on January 1, 1995.

   The more significant factors considered in the evaluation of the adequacy of the RPLL based on the analysis of general and specific credit risk include:

         -  Status of impaired loans as defined under SFAS No.
            114

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

   In accordance with SFAS No. 114 management has defined an impaired loan as meeting any of the following criteria:

          - A loan which is 90 days past due and still accruing

          - A loan which has been placed in non-accrual and is 45 days past due

          - A loan which is rated Substandard and is 45 days past due

          - A loan which is rated Doubtful or Loss

          - A loan which has been classified as a Troubled Debt
            Restructuring

          - A loan which has been assigned a specific allocation


   The company has determined that the RPLL at June 30, 1995 did not require an additional loan loss provision as a result of the adoption of SFAS No. 114. Loans deemed impaired totaled $40.6 million. Impaired loans have been allocated $5.4 million of the RPLL.

   Overall, management maintains the RPLL at a level deemed to be adequate, in light of historical, current and prospective factors, to reflect the level of risk in the loan portfolio.


NON-PERFORMING ASSETS
   The following tables summarize the Bank's non-performing assets. The first table shows balances of non-performing assets at June 30, 1995 covered by a loss sharing arrangement related to the acquisition of the NFNBV On June 4, 1993.  The terms of the
Purchase and Assumption Agreement related to the purchase of NFNBV require that the FDIC pay the Bank 80% of net charge-offs up to $41,100,000 on any loans that qualify as loss sharing loans for a period of three years from the date of the acquisition. If net charge offs on qualifying loss sharing loans exceed $41,100,000 during the three year period, the FDIC is required to pay 95% of such qualifying charge offs.  This arrangement significantly reduces the exposure that the Bank faces on  NPA  that are covered by
loss sharing.  As of June 30,  1995,   NPA  covered by loss sharing
totaled  $10,473,000.   The aggregate amount of loans covered by the
loss sharing arrangement at June 30, 1995 totaled  $82,883,000.

Non-Performing Assets
(000's omitted)          Regular        Loss Sharing
                         Assets         Assets         Total
Nonaccrual Loans         $31,767        $9,367         $41,134
Restructured Loans         2,607            66           2,673
Loans past due 90 days or
 more and still accruing     446            99             545
Other Real Estate Owned    6,768            941          7,709
   Total                 $41,588       $10,473          $52,061

The second table shows nonperforming assets as of March 31, 1995 and June 30, 1995:

NPAs (000's ommited)     March 31, 1995      June 30, 1995
Nonaccrual Loans              $43,637             $41,134
Loans past due 90 days or
 more and still accruing          108                 545
Restructured Loans              2,667               2,673
Total Non-performing Loans    $46,412             $44,352
Other Real Estate Owned         9,336               7,709
Total Non-performing Assets   $55,748             $52,061

Ratios                        March 31, 1995      June 30, 1995
Percentage of Non-performing
 Loans to Total Loans               9.18%               9.24%
Percentage of Non-performing
 Assets to Total Loans plus
 Other Real Estate Owned           10.83%               10.68%
Percentage of RPLL to Total Loans   3.98%               3.60%
Percentage of RPLL to NPL          43.31%              38.91%
Percentage of RPLL to NPA          36.06%               33.15%

   Non-performing Loans (NPL) and Non-performing Assets (NPA) decreased by $2.0 million and $3.7 million, respectively, from March 31, 1995 to June 30, 1995. The decrease was due to management's continuing review of the portfolio in an effort to charge-off any loss exposure. Losses associated with the disposition of troubled assets (see Note 3) were reflected as of quarter end. In addition, one large relationship was transferred to OREO.

   As previously mentioned, the loss sharing arrangement reduces the exposure the Company faces on NPL. Adjusting the NPL total for the 80% FDIC coverage on qualifying loss sharing loans results in significantly larger RPLL to NPL ratios. The loss sharing, adjusted ratios of RPLL to NPL at March 31, 1995 and June 30, 1995 were 53% and 47% respectively. This level of coverage is considered adequate based upon management's evaluation of known and inherent risks in the portfolio. Approximately 77% of the NPL are secured by real estate which significantly reduces the Company's exposure to loss. Based upon the combination of loss sharing coverage of some of the NPL, the secured nature of a significant portion of the NPL, strengthening in the local real estate market, and management's assessment of the current and prospective level of risk in the loan portfolio, the balance of the RPLL is considered adequate at June 31, 1995.

DISCUSSION OF EVENTS AFFECTING NPA:
   Significant events affecting the categories of NPA are discussed below:

Nonaccrual Loans:
   Nonaccrual loans decreased $2.5 million during the second quarter of 1995. A review of the more significant non-accrual loan relationships noted transfers to non-accrual for the quarter were approximately $11.5 million. This amount was offset by approximately $2.4 million in transfers out of non-accrual and payments; $6.8 million in charge-offs; and $4.5 million in transfers to OREO.

Restructured Loans:
   The change in Restructured Loans was immaterial.

Other Real Estate Owned:
   OREO decreased  $1.6 million from March 31, 1995 to June 30,
1995. The majority of the decrease can be attributed primarily to the sales related to the OREO Auction held by the bank on June 25, 1995, as well as other sales of OREO.


CAPITAL RESOURCES
     As a state chartered bank, the Bank's primary regulator is the FDIC. Accordingly, the Bank is affected by the Financial Institutions Reform, Recovery and Enforcement act of 1989 (FIRREA) which was enacted in August 1989 and the Federal Deposit Insurance Corporation Improvement Act (FDICIA) enacted in December 1992.
     The Bank is subject to regulatory capital regulations which provide for two capital requirements - a leverage requirement and a risk-based capital requirement. The leverage requirement provides for a minimum "core" capital consisting primarily of common stockholders' equity of 3% of total adjusted assets for those institutions with the most favorable composite regulatory rating. Under the terms of the MOU, the Bank is required to maintain a leverage capital ratio of at least 5.5% and refrain from declaring dividends without the prior approval of the FDIC. The Company is also required to refrain from declaring dividends without the Federal Reserve's prior permission. The risk-based capital requirement of FIRREA provides for minimum capital levels based on the risk weighted assets of the Bank. The guidelines require banks to meet a minimum Tier 1 risk-based capital ratio of 4.0% and a total risk based capital ratio of 8.0% as of June 30, 1995. As of June 30, 1995, all the Bank's capital measurements exceeded regulatory minimums.

                        MERCHANTS BANCSHARES, INC.
                               JUNE 30, 1995


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

Item 2 - Changes in Securities - NONE

Item 3 - Defaults upon Senior Securities - NONE

Item 4 - Submission of Matters to a Vote of Security Holders
     The annual meeting of Merchants Bancshares, Inc. was held
April 24, 1995 and the following resolution was approved by the shareholders:

     To elect the five individuals listed as nominees in the Proxy Statement to the Board of Directors of the Company.

Item 5 - Other Issues - NONE

Item 6 - Exhibits and Reports on Form 8-K - NONE


























                        MERCHANTS BANCSHARES, INC.

                                 FORM 10-Q

                               JUNE 30, 1995

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   Merchants Bancshares, Inc.


                                   \S\ JOSEPH L BOUTIN
                                   Joseph L Boutin, President


                                   \S\ EDWARD W HAASE
                                   Edward W Haase, Treasurer


                                    AUGUST 10, 1995
                                   Date