Form 10-Q
period 1995-09-30
MERCHANTS BANCSHARES INC
filed 1995-11-13
CIK 726517

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549



                                 FORM 10-Q

             QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                      SECURITIES EXCHANGE ACT OF 1934


                 FOR THE QUARTER ENDED SEPTEMBER 30, 1995
                      COMMISSION FILE NUMBER 0-11595


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

                             YES  X    NO


4,290,342 Shares Common Stock $.01 Par Outstanding September 30, 1995




                        MERCHANTS BANCSHARES, INC.

                            INDEX TO FORM 10-Q


PART I
 ITEM 1  FINANCIAL STATEMENTS
         Consolidated Balance Sheets
          September 30, 1995 and 1994 and December 31, 1994     1

         Consolidated Statements of Operations
          For the three months ended September 30, 1995 and
          1994 and the nine months ended September 30, 1995
          and 1994                                              2

         Consolidated Statement of Stockholders' Equity
          For the nine months ended September 30, 1995          3

         Consolidated Statements of Cash Flows for the
          nine months ended September 30, 1995 and 1994         4

         Footnotes to Financial Statements as of
          September 30, 1995                                  5-8

 ITEM 2  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                9-16
PART II - OTHER INFORMATION
 ITEM 1  Legal Proceedings                                    17

 ITEM 2  Changes in Securities                               NONE

 ITEM 3  Defaults upon Senior Securities                     NONE

 ITEM 4  Submission of Matters to a Vote of Security Holders NONE

 ITEM 5  Other Information                                   NONE

 ITEM 6  Exhibits and Reports on Form 8-K                    NONE

SIGNATURES                                                    18



                                 MERCHANTS BANCSHARES, INC.
                                 CONSOLIDATED BALANCE SHEET
                                                      UNAUDITED
                                                    SEPTEMBER 30  DECEMBER 31
ASSETS                                                  1995          1994
 Cash and Due from Banks                          $  31,443,777 $  34,851,401
 Investments:
   Debt Securities Available for Sale             $  67,631,772 $  90,470,922
   Debt Securities Held to Maturity                  10,050,124    10,084,646
   Marketable Equity Securities                         250,758     1,195,897
                                                    ------------  ------------
      Total Investments                           $  77,932,654 $ 101,751,465
 Loans:                                             459,509,587   516,397,052
         Reserve for possible loan losses            16,210,415    19,928,817
                                                    ------------  ------------
   Net Loans                                      $ 443,299,172 $ 496,468,235
 Federal Home Loan Bank Stock                         2,598,000     6,856,200
 Federal Funds Sold                                   9,700,000             0
 Bank Premises and Equipment                         15,531,379    16,620,173
 Investments in Housing Partnerships                  3,182,516     3,593,818
 Other Real Estate Owned                              6,203,933     7,388,807
 Other Assets                                        28,167,510    27,306,440
                                                    ------------  ------------
      Total Assets                                $ 618,058,941 $ 694,836,539
LIABILITIES                                         ============  ============
 Deposits:
   Demand                                         $  87,815,068 $  94,467,122
   Savings, NOW and Money Market Accounts           274,097,983   293,655,696
   Time Certificates of Deposit $100,000 and Over    20,704,370    23,280,762
   Other Time                                       162,711,651   170,820,804
                                                    ------------  ------------
      Total Deposits                              $ 545,329,072 $ 582,224,384
 Federal Funds Purchased                                      0    15,000,000
 Demand Note Due U/S Treasury                         3,968,746     3,294,734
 Other Liabilities                                   11,770,000     7,788,085
                                                    ------------  ------------
      Total Liabilities                           $ 561,067,818 $ 608,307,203
 Long-Term Debt                                      17,825,901    44,229,366
STOCKHOLDERS' EQUITY
 Common Stock, $.01 Par Value                            42,903        42,429
    Shares Authorized                   4,700,000
    Outstanding, Current Year           4,290,342
                 Previous Year (Note 1) 4,242,927
 Preferred Stock Class A Non-Voting
     Authorized - 200,000, Outstanding 0                      0             0
 Preferred Stock Class B Voting
     Authorized - 1,500,000, Outstanding 0                    0             0
 Treasury Stock (At Cost)                                     0      (178,730)
 Surplus                                             31,117,923    30,647,120
 Undivided Profits                                    7,728,390    12,462,820
 Valuation Reserve - Marketable Equity Securities       276,006      (673,669)
                                                    ------------  ------------
      Total Stockholders' Equity                  $  39,165,222 $  42,299,970
      Total Liabilities and                          -----------  ------------
       Stockholders' Equity                       $ 618,058,941 $ 694,836,539
                                                    ============  ============
Book Value Per Common Share                               $9.13        $10.00
                                                        =======       =======
Note: As of September 30, 1995, the Bank had off-balance sheet liabilities in the form of standby letters of credit to customers in the amount of $7,018,732

                                                1


                                  THE MERCHANTS BANCSHARES, INC.
                                CONSOLIDATED STATEMENT OF INCOME
                                          UNAUDITED

                                        QUARTER ENDED      NINE MONTHS ENDED
                                        SEPTEMBER 30,        SEPTEMBER 30,
Interest Income                     1995        1994        1995        1994
 Interest on Loans              $10,618,597 $11,482,403 $33,116,135 $33,960,273
 Investment Income:
   Obligations of US Government     866,432     761,228   2,851,173   2,333,666
 Other                              241,543     142,421     664,968     416,303
 Federal Funds Sold                 114,675     129,022     226,546     303,922
                                 ----------- ----------- ----------- -----------
                                $11,841,248 $12,515,074 $36,858,823 $37,014,164
                                 ----------- ----------- ----------- -----------
Interest Expense
  Interest on Deposits          $ 4,907,342 $ 4,589,349 $14,630,885 $13,234,035
  Interest on Capital Notes
    and Other Borrowings            499,898     995,492   3,295,132   3,377,903
                                 ----------- ----------- ----------- -----------
                                $ 5,407,240 $ 5,584,841 $17,926,017 $16,611,938
                                 ----------- ----------- ----------- -----------
Net Interest Income             $ 6,434,008 $ 6,930,233 $18,932,806 $20,402,226
 Provision-Possible Loan Losses     900,000   1,750,000  11,200,000   4,250,000
                                 ----------- ----------- ----------- -----------
 Net Interest Income after
  Provision for Loan Losses     $ 5,534,008 $ 5,180,233 $ 7,732,806 $16,152,226
                                 ----------- ----------- ----------- -----------
Other Income
 Fees on Loans                  $   618,711 $   789,379 $ 2,015,382 $ 2,657,125
 Service Charges on Deposits        779,072     846,406   2,373,183   2,652,995
 Gain (Loss) Sale of Investments    (24,826)     81,059     311,869      62,163
 Other                            1,207,011   1,291,670   3,580,391   3,842,807
 Gain on Curtailment-Pension Plan 1,562,670           0   1,562,670           0
                                 ----------- ----------- ----------- -----------
  Total Other Income            $ 4,142,638 $ 3,008,514 $ 9,843,495 $ 9,215,090
                                 ----------- ----------- ----------- -----------
Other Expenses
 Salaries and Wages             $ 2,773,412 $ 2,789,858 $ 8,259,177 $ 8,023,235
 Employee Benefits                  851,344     768,851   2,288,614   2,093,271
 Occupancy Expense, Net             547,707     535,080   1,651,191   1,780,508
 Equipment Expense                  517,861     549,489   1,560,169   1,458,902
 Low Income Housing Partnerships    186,399     257,754     559,199     715,381
 Expenses-Other Real Estate Owned   211,218     533,105   1,792,902   1,194,881
 Other                            2,330,977   1,987,967   6,479,571   6,554,887
 Restructure Charges & Related
    Consultants' Fees             3,696,883           0   3,696,883           0
                                 ----------- ----------- ----------- -----------
  Total Other Expenses          $11,115,802 $ 7,422,104 $26,287,707 $21,821,065
                                 ----------- ----------- ----------- -----------
Income before Income Taxes      $(1,439,156)$   766,643 $(8,711,406)$ 3,546,251
  Provision for Income Taxes       (717,231)    (12,662) (3,976,976)    323,664
                                 ----------- ----------- ----------- -----------
Net Income                      $  (721,926)$   779,305 $(4,734,431)$ 3,222,587
                                 =========== =========== =========== ===========
Per Common Share Net Income     $     -0.17 $      0.18 $     -1.11 $      0.76
                                 =========== =========== =========== ===========
Weighted Average Common Shares
 Outstanding                      4,290,342   4,230,192   4,262,116   4,230,192

                                                        2

                                       MERCHANTS BANCSHARES, INC.
                            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                              FOR THE YEAR ENDED DECEMBER 31, 1994 AND
                           THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                             UNAUDITED
                                                                         Depreciation   Total
                               Common               Undivided  Treasury   of Invest    Equity
                                Stock    Surplus     Profits     Stock   Securities    Capital
                               ------  --------     --------    -------   ----------  -------
 Balance - December 31, 1993  $42,429 $30,647,120 $15,352,844 $(178,730) $(143,657) $45,720,006
   Net Income                                       3,222,587                         3,222,587
   Net Change in Unrealized
    Depreciation of Investment
    Securities                                                             (454,826)   (454,826)
                               -------  ---------   ---------   --------  ---------   ---------
 Balance - September 30, 1994 $42,429 $30,647,120 $18,575,431 $(178,730) $(598,483) $48,487,767
   Net Income (Loss)                               (6,112,610)                       (6,112,610)
   Net Change in Unrealized
    Depreciation of Investment
    Securities                                                              (75,186)    (75,186)
                               -------  ---------   ---------   --------  ---------   ---------
 Balance - December 31, 1994  $42,429 $30,647,120 $12,462,821 $(178,730) $(673,669) $42,299,971
   Net Income (Loss)                               (4,734,431)                       (4,734,431)
   Treasury Stock Transactions            (44,598)              178,730                 134,132
   Issuance of Common Stock       474     515,401                                       515,875
   Net Change in Unrealized
    Depreciation of Investment
    Securities                                                              949,675     949,675
                               -------  ---------   ---------   --------  ---------   ---------
 Balance - September 30, 1995 $42,903 $31,117,923 $ 7,728,390 $       0  $ 276,006  $39,165,222
                               =======  =========   =========   ========  =========   =========

                                                   3

                                        Merchants Bancshares, Inc.
                                   Consolidated Statements of Cash Flows
                                              UNAUDITED




For the Nine Months Ended September 30,                    1995         1994
CASH FLOWS FROM OPERATING ACTIVITIES:                   -----------  -----------
Net Income (Loss)                                     $ (4,734,431)$  3,222,587
Adjustments to Reconcile Net (Loss) Income to Net
 Cash Provided by Operating Activities:
  Provision for Possible Loan Losses                    11,200,000    4,250,000
  Provision for Depreciation and Amortization            2,410,660    1,566,564
  Net (Gains) Losses on Sales of Investment Securities    (311,869)     (62,163)
  Net (Gains) Losses on Sales of Loans and Leases           40,661     (175,802)
  Net (Gains) Losses on Sales of Premises & Equipment     (223,001)           0
  Equity in Losses of Real Estate Limited Partnerships     545,024      700,697
  Decrease in Interest Receivable                          329,069       44,219
  Increase (Decrease) in Interest Payable                 (217,118)     493,345
  (Increase) Decrease in Other Assets                   (1,190,139)    (403,197)
  Increase (Decrease) in Other Liabilities               4,199,034      853,922
                                                        -----------  -----------
  Net Cash Provided by Operating Activities             12,047,890   10,490,172
                                                        -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from Sales of Investment Securities          27,126,860      651,000
  Proceeds from Maturities of Investment Securities     36,000,000            0
  Proceeds from Sales of Loans and Leases               23,904,753   36,610,110
  Purchases of Available for Sale Investment Securities(38,123,932) (20,201,000)
  Loans Originated, net of Principal Repayments         13,364,146   12,775,404
  Investments in Real Estate Limited Partnerships         (147,897)    (345,078)
  Purchases of Premises and Equipment                     (620,364)  (1,834,443)
  Decrease in Net Investment in Leveraged Leases                 0       32,353
                                                        -----------  -----------
    Net Cash Provided by (Used in) Investing Activities 61,503,566   27,688,346
                                                        -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net Decrease in Deposits                             (36,897,626) (23,183,406)
  Net Decrease in Other Borrowed Funds                 (14,307,988) (10,719,252)
  Principal Payments on Long-term Debt                 (26,403,465)  (2,402,461)
  Issuance of Treasury and Common Stock                    649,999            0
                                                        -----------  -----------
    Net Cash Used in Financing Activities              (76,959,080) (36,305,119)
                                                        -----------  -----------
Increase (Decrease) in Cash and Cash Equivalents        (3,407,624)   1,873,399
Cash and Cash Equivalents at Beginning of Period        34,851,401   30,587,986
                                                        -----------  -----------
Cash and Cash Equivalents at End of Period            $ 31,443,777 $ 32,461,385
                                                        ===========  ===========
Total Interest Payments                               $ 25,259,108 $ 24,194,572
Total Income Tax Payments                             $          0 $          0

                         MERCHANTS BANCSHARES, INC
                             SEPTEMBER 30, 1995

NOTES TO FINANCIAL STATEMENTS:
    See the Form 10-K filed as of December 31, 1994 for additional information.
NOTE 1:  CURRENT OPERATING ENVIRONMENT AND REGULATORY MATTERS
  As a result of a joint field examination of the Bank by the Federal Deposit Insurance Corporation (the FDIC) and the State of Vermont Department of Banking, Insurance and Securities (the Commissioner) as of March 31, 1993, the Bank entered into a Memorandum of Understanding (MOU) with the FDIC and the Commissioner on October 29, 1993. Under the terms of the MOU, the Bank is required to, among other things, maintain a leverage capital ratio of at least 5.5%, revise certain operating policies, enhance certain loan review procedures, refrain from declaring dividends and correct certain technical exceptions and violations of applicable regulations. The dividend limitation includes dividends paid by the Bank to the Company. The Company services senior subordinated debt, which totalled $2.4 million at September 30, 1995, and which requires semiannual interest payments and an annual principal payment of $2.4 million through 1996. The Company's cash on hand at September 30, 1995 is sufficient to service the senior debt until May, 1996.
  As of February 18, 1994, the Company and the Federal Reserve Bank of Boston (the Federal Reserve) entered into an agreement requiring the Company to submit to the Federal Reserve, among other things, a capital plan, a dividend policy, a debt service plan and a management assessment. As of June 30, 1995, the Federal Reserve had accepted the Company's plans. In addition, the Company may not declare or pay a dividend without the approval of the Federal Reserve.
  On April 27, 1995, the FDIC and the Commissioner completed the field work related to their most recent examination of the Bank as of December 31, 1994. The FDIC and the Commissioner are requiring management to continue its efforts to correct certain administrative and legal violations and enhance certain operating policies. In addition, it appears that the MOU will remain in place until at least the next examination.
  Management believes that it is in substantial compliance with the MOU and the Written Agreement as of September 30, 1995.
  Failure to maintain the minimum leverage capital ratio of 5.5% included in the MOU or compliance with other provisions of the MOU, or the agreement with the Federal Reserve, could subject the Bank or the Company to additional actions by the regulatory authorities.
  On July 14, 1995, the Federal Reserve completed the field work related to their most recent examination of the Company as of March 31, 1995. No substantive issues were brought up as a result of the examination. However, it appears that the Written Agreement will remain in place until at least the next examination.

NOTE 2:  RECENT ACCOUNTING DEVELOPMENTS
     The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 114 (SFAS No. 114"), "Accounting for Impairment of a Loan," which the Company adopted on January 1, 1995. SFAS No. 114 requires, among other things, that creditors measure impaired loans at the present value of expected future cash flows, discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. For purposes of this Statement, a loan is considered impaired when it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. The FASB also issued SFAS No. 118, which amended SFAS No. 114, by allowing creditors to use their existing methods of recognizing interest income on impaired loans.
  The Company has determined after review of its Credit Quality Monitoring policies and procedures and an analysis of the loans outstanding at September 30, 1995, that loans recognized by the Company as nonaccrual and restructured are equivalent to "impaired loans" as defined by SFAS No. 114. The Company has also determined that the reserve for possible loan losses at September 30, 1995 required no additional loan loss provision as a result of the adoption of this standard. Impaired loans in the amount of $25.9 million have been allocated $2.6 million of the reserve for possible loan losses.
  SFAS No. 114 also requires that in-substance foreclosures (ISF) be reclassified as loans and the ISF valuation reserve be included in the reserve for possible loan losses. The effect at January 1, 1995, the date of adoption of SFAS No. 114, on the Company's balance sheet was an increase to loans of $5.84 million and a decrease in other real estate owned (OREO) of $5.84 million. In addition, prior period balances have been reclassified to reflect the loans and OREO on a basis comparable to the classification that would have been used under SFAS No. 114. Interest payments received on impaired loans are recorded as interest income unless collection of the remaining recorded investment is doubtful at which time payments received are recorded as reductions of principal. The Bank recognized interest income on impaired loans of $776,800 for the nine months ended September 30, 1995.

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

NOTE 3:  DISPOSITION OF TROUBLED ASSETS
     During the quarter ended June 30, 1995, the Bank took steps to address the portfolio of troubled assets. On June 25, 1995, an auction was held to sell properties held in the Other Real Estate Owned portfolio. Twenty three properties were sold which reduced the portfolio carrying balance by $1.3 million and generated cash in the amount of $1.1 million. A loss of approximately $300,000 was recognized, which includes expenses of the sale.
     Additionally during the second quarter, the Bank entered into an agreement to sell $6.3 million in non-performing loans. All anticipated losses and associated expenses relating to the sale including an additional provision for possible loan losses in the amount of $1.3 million were recognized during the second quarter and no additional losses from the transactions are expected to be recognized in the third quarter. The sale closed on July 22, 1995.
     Furthermore, on June 30, 1995 the Bank provided an additional amount for the allowance for possible loan losses of approximately $5 million to cover further exposure identified during loan renewals and restructures.

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

NOTE 5:  RESTRUCTURING
     During the quarter ended September 30, 1995, the Bank began a restructuring project to reduce ongoing operating costs and increase noninterest income. As a result, the Bank has implemented a plan to reduce its workforce by approximately 250 employees. All employees were offered the opportunity to voluntarily terminate their employment which would entitle them to a severance package equal to one week's pay for each year of service plus four additional weeks. Employees whose age plus years of service with the Bank equalled 60 were offered an early retirement option, whereby, in lieu of the plan described above, five years would be added to both their years of service and their age for purposes of determining vested benefits through the pension plan. The total minimum severance charges anticipated to be realized by the Bank as a result of the restructure plan is approximately $1.5 million, which has been recognized in the current quarter. The incremental cost of the early retirement option will be approximately $600,000 and will be recognized during the fourth quarter of 1995 when these benefits were accepted by the employees.
     In conjunction with the restructuring changes, the Bank engaged a consulting firm to assist in the identification of potential workforce reductions and the implementation of the restructure plan. The fee earned by these consultants is contingent upon actual future operating cost reductions and the increase in noninterest income. Based on the anticipated results and level of effort to be provided by the consultants, the Bank recorded a fee payable to the consultants of $2.2 million in the third quarter of 1995.


NOTE 6:  CURTAILMENT OF PENSION PLAN
     During the quarter ended September 30, 1995, the Bank curtailed its pension plan. This action followed a temporary freeze as of December 31, 1994, when all participants were vested in the benefits they had earned to that date. No additional year of service or age was accrued during 1995. As a result of the permanent curtailment, the Bank recognized a gain in the amount of $1,562,670.

NOTE 7:  CORE DEPOSIT INTANGIBLE
     Bank management reviewed the value of the core deposit intangible from the purchase of the New First National Bank of Vermont during the quarter ended September 30, 1995 by comparing purchased deposit levels to current deposit levels in the branches purchased. Management determined that significant deposit runoff had occurred and determined it to be permanent in nature. As a result of this permanent impairment, the asset was written down by $458,300 to a recorded value which reflects the net realizable value.
                                        8

                  MERCHANTS BANCSHARES, INC

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  All adjustments necessary for a fair statement of the nine months ended September 30, 1995 and 1994 have been included in the financial statements. The information was prepared from the books of Merchants Bancshares, Inc. and its subsidiaries, the Merchants Bank and Merchants Properties, Inc., without audit.
  In the ordinary course of business, the Merchants Bank makes commitments for possible future extensions of credit. On September 30, 1995, the Bank was obligated for $7,018,732 of standby letters of credit. No losses are anticipated in connection with these commitments.

RESULTS OF OPERATIONS
1.  ANALYSIS OF QUARTERLY STATEMENTS OF OPERATIONS
  The net loss for the third quarter of 1995 was $721,926 compared to net income for the same period a year earlier of $779,305. On a per share basis, the net loss represented $.17 per share compared net income of $.18 for 1994. Third quarter net interest income before the provision for possible loan losses was $6.43 million in 1995 as compared to $6.93 million for the year earlier quarter. This reduction is due to the cost of interest bearing liabilities rising faster than the yield on loans and a smaller balance sheet during 1995.
  The provision for possible loan losses totalled $900,000 for the third quarter of 1995 compared to $1.75 million for the same quarter in 1994, due to a healthier loan portfolio after substantial writeoffs and non-performing asset sales during the second quarter of 1995.
  As discussed in the footnotes to the financial statements, the Bank recognized a curtailment gain from the pension plan of $1.56 million, restructure charges and related consultants' fees of $3.7 million and wrote down the core deposit intangible by $458,300 due to permanent impairment.
  Total non-interest expenses are up approximately 50% from the same quarter a year ago due to primarily to the recognition of $3.7 million in restructuring charges and related consultants fees (see Footnote 5 to the financial statements).
  The Company recognized $240,000 in low income housing tax credits during each of the quarters ended September 30, 1995 and 1994 representing the amount of the income tax credits earned during the those quarters.
  The schedules on the following pages analyze interest and overhead management in relation to total average assets and the yield analysis for the periods reported.
  On a year-to-date basis, the Company has lost $4.7 million in 1995 as compared to earning $3.2 million the previous year, due primarily to the factors discussed above during the third quarter and provisions for possible loan losses of $11.2 million in 1995 as compared to $4.25 million during the first nine months of the previous year.

                                               MERCHANTS BANCSHARES, INC
                                               SUPPLEMENTAL INFORMATION
                                               (UNAUDITED)

                                            THREE MONTHS ENDED                         NINE MONTHS ENDED
                                  SEPTEMBER 30, 1995    SEPTEMBER 30, 1994    SEPTEMBER 30, 1995    SEPTEMBER 30, 1994

Fully Taxable Equivalent             AVERAGE   AVERAGE     AVERAGE   AVERAGE     AVERAGE   AVERAGE     AVERAGE  AVERAGE
Includes Fees on Loans               BALANCE    RATE       BALANCE    RATE       BALANCE    RATE       BALANCE    RATE
                                  -----------   -----    -----------  -----    -----------  -----    -----------  -----
INTEREST EARNING ASSETS
 Taxable Investments             $  86,884,159  5.10%  $  92,000,770  3.94%  $  85,271,624  5.51%  $  93,099,936  3.95%
 Loans                             498,624,633  9.05%    539,585,247  9.14%    493,237,790  9.53%    531,817,813  9.30%
 Federal Funds Sold                  7,987,391  5.74%      9,911,553  5.21%      5,115,659  5.90%     10,217,582  3.97%
                                  -----------   -----    -----------  -----    -----------  -----    -----------  -----
Total Interest Earning Assets    $ 593,496,183  8.43%  $ 641,497,570  8.33%  $ 583,625,073  8.91%  $ 635,135,331  8.43%
                                  ===========   =====    ===========  =====    ===========  =====    ===========  =====

INTEREST BEARING LIABILITIES
 Savings, NOW & Money Market     $ 281,136,445  3.19%  $ 315,226,338  2.67%  $ 280,445,205  3.24%  $ 314,039,004  2.61%
 Time Deposits                     193,143,140  5.49%    199,279,516  4.96%    191,585,899  5.40%    200,306,017  4.66%
                                  -----------   -----    -----------  -----    -----------  -----    -----------  -----
 Total Savings & Time Deposits     474,279,585  4.12%    514,505,854  3.56%    472,031,104  4.11%    514,345,021  3.41%
 Federal Funds Purchased &
    Securities Sold Under
    Agreements to Repurchase            12,480  5.77%        853,342  3.26%      1,173,736  5.89%        722,268  3.29%
 Other Borrowed Funds               29,431,380  6.29%     65,031,456  6.20%     45,678,145  9.51%(1)  62,642,370  7.32%
                                  -----------   -----    -----------  -----    -----------  -----    -----------  -----
Total Interest Bearing Liabilities 503,723,445  4.25%    580,390,652  3.85%    518,882,985  4.59%    577,709,659  3.83%

Other Liabilities & Stockholders' Equity
 (Net of Non-Interest
          Earning Assets)           89,772,738            61,106,918            64,742,088            57,425,672
                                  -----------            -----------           -----------           -----------
Total Liabilities & Stockholders' Equity
 (Net of Non-Interest
          Earning Assets)        $ 593,496,183         $ 641,497,570         $ 583,625,073         $ 635,135,331
                                  ===========            ===========           ===========           ===========
Rate Spread                                     4.18%                 4.48%                 4.32%                 4.59%
                                                =====                 =====                 =====                 =====
Net Yield on Interest Earning Assets            4.82%                 4.85%                 4.83%                 4.94%
                                                =====                 =====                 =====                 =====

(1) Net of prepayment premium on early repayment of Subordinated Debt.






                            MERCHANTS BANCSHARES, INC.
                  INTEREST MANAGEMENT AND OPERATING EXPENSE ANALYSIS
                             (TAXABLE EQUIVALENT BASIS)
                               QUARTER ENDED        QUARTER ENDED         QUARTER ENDED
                                 09/30/95             12/31/94              09/30/94
    Total Average Assets       $622,606,236         $698,846,951          $699,705,500
 ------------------------    -------------------- --------------------- ---------------------
                               AMOUNT     % OF      AMOUNT      % OF      AMOUNT      % OF
                                         ASSETS                ASSETS                ASSETS
    INTEREST MANAGEMENT
   Interest Income (T.E.)   $11,881,600     7.63% $12,623,295     7.23% $12,571,276     7.19%
 --------------------------- -------------------- --------------------- ---------------------
      Interest Expense        5,407,240     3.47%   5,764,715     3.30%   5,584,841     3.19%
 --------------------------- -------------------- --------------------- ---------------------
 Net Int before Prov (T.E.)  $6,474,360     4.16%  $6,858,580     3.93%  $6,986,435     3.99%
 --------------------------- -------------------- --------------------- ---------------------
    Prov for Loan Losses        900,000     0.58%   5,750,000     3.29%   1,750,000     1.00%
 --------------------------- -------------------- --------------------- ---------------------
   Net Int. Income (T.E.)    $5,574,360     3.58%  $1,108,580     0.63%  $5,236,435     2.99%
 --------------------------- -------------------- --------------------- ---------------------
   NET OPERATING EXPENSE
   Non-Interest Expense:
         Personnel           $3,624,756     2.33%  $3,079,885     1.76%  $3,558,709     2.03%
 --------------------------- -------------------- --------------------- ---------------------
         Occupancy              547,707     0.35%     543,663     0.31%     535,080     0.31%
 --------------------------- -------------------- --------------------- ---------------------
         Equipment              517,861     0.33%     545,450     0.31%     549,489     0.31%
 --------------------------- -------------------- --------------------- ---------------------
           Other              6,425,478     4.13%   9,474,097     5.42%   2,778,826     1.59%
 --------------------------- -------------------- --------------------- ---------------------
           Total            $11,115,802     7.14% $13,643,095     7.81%  $7,422,104     4.24%
 --------------------------- -------------------- --------------------- ---------------------
 Less Non-Interest Income:
       Fees on Loans           $618,711     0.40%    $914,198     0.52%    $789,379     0.45%
 --------------------------- -------------------- --------------------- ---------------------
   Service Charges on Dep       779,072     0.50%     798,512     0.46%     846,406     0.48%
 --------------------------- -------------------- --------------------- ---------------------
           Other              2,744,855     1.76%   1,432,403     0.82%   1,372,729     0.78%
 --------------------------- -------------------- --------------------- ---------------------
           Total             $4,142,638     2.66%  $3,145,113     1.80%  $3,008,514     1.72%
 --------------------------- -------------------- --------------------- ---------------------
   Net Operating Expense     $6,973,164     4.48% $10,497,982     6.01%  $4,413,590     2.52%
 --------------------------- -------------------- --------------------- ---------------------

          SUMMARY
    Net Interest Income      $5,574,360     3.58%  $1,108,580     0.63%  $5,236,435     2.99%
 --------------------------- -------------------- --------------------- ---------------------
  Less Net Operating Exp.    $6,973,164     4.48% $10,497,982     6.01%  $4,413,590     2.52%
 --------------------------- -------------------- --------------------- ---------------------
    Profit Before Taxes     ($1,398,804)   -0.90% ($9,389,402)   -5.37%    $822,845     0.47%
 --------------------------- -------------------- --------------------- ---------------------

     NET PROFIT (LOSS)        ($721,926)   -0.46% ($6,112,611)   -3.50%    $779,305     0.45%
 --------------------------- -------------------- --------------------- ---------------------



                        MERCHANTS BANCSHARES, INC.
                            SEPTEMBER 30, 1995
BALANCE SHEET

     Average assets decreased $15.1 million during the quarter ended September 30, 1995 from the June 30, 1995 level. Period end investment balances remained approximately constant during the quarter at $77.9 million. Gross loans, including segregated assets, are down $20.4 million during the quarter, while other assets increased approximately $2.4 million due primarily to the increase in the deferred tax asset as a result of the quarter's operating loss and a prepaid asset recognized with the gain on the curtailment of the pension plan.
     Short term borrowings decreased $4 million since June 30, 1995. Deposits have decreased $4 million during the quarter, following historic trends of reduced runoff during the last half of the calendar year.
     Shareholders' equity decreased $530,155 during the quarter, due to the net loss for the quarter and an increase in the valuation allowance on the investment portfolio of $192,023. Tier 1 leverage capital at the Bank level was 5.85% and 5.96% at September 30, 1995 and December 31, 1994, respectively.

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

     The Financial Accounting Standards Board ("FASB") issued revised accounting guidance which affected the RPLL. Statement of Financial Accounting Standards No. 114 ("SFAS No. 114"), "Accounting by Creditors for Impairment of a Loan," requires, among other things, that the creditors measure impaired loans at the present value of expected future cash flows, discounted at the loan s effective interest rate or, as a practical expedient, at the loan s observable market price or the fair value of the collateral if the loan is collateral dependent. For purposes of this statement a loan is considered impaired when it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. The FASB also issued

SFAS No. 118, which amended SFAS No. 114, by allowing creditors to use their existing methods of recognizing interest income on impaired loans. Merchants Bancshares, Inc. adopted the methodology of SFAS No. 114, incorporating the amendments of SFAS No. 118, on January 1, 1995.

   The more significant factors considered in the evaluation of the adequacy of the RPLL based on the analysis of general and specific credit risk include:

           Status of impaired loans as defined under SFAS No. 114;
           Status of non-performing loans;
           Status of adversely-classified credits;
           Historic charge-off experience by major loan category;
           Size and composition of the loan portfolio;
           Concentrations of credit risk;
           Renewals and extensions;
           Current local and general economic conditions and trends;
           Loan growth trends in the portfolio;
           Off balance sheet credit risk relative to commitments to lend.

   In accordance with SFAS No. 114 management has defined an impaired loan as meeting any of the following criteria:

           A loan which is 90 days past due and still accruing;
           A loan which has been placed in non-accrual and is 45
             days past due;
           A loan which is rated Substandard and is 45 days past due; A loan which is rated Doubtful or Loss;
           A loan which has been classified as a Troubled Debt
             Restructuring;
           A loan which has been assigned a specific allocation.


   The company has determined that the RPLL at September 30, 1995 did not require an additional loan loss provision as a result of the adoption of SFAS No. 114. Loans deemed impaired totaled $25.9 million. Impaired loans have been allocated $2.6 million of the RPLL.

   Overall, management maintains the RPLL at a level deemed to be adequate, in light of historical, current and prospective factors, to reflect the level of risk in the loan portfolio.

NON-PERFORMING ASSETS

   The following tables summarize the Bank's non-performing assets. The first table shows balances of non-performing assets at September 30, 1995 covered by a loss sharing arrangement related to the acquisition of the NFNBV On June 4, 1993. The terms of the Purchase and Assumption Agreement related to the purchase of NFNBV require that the FDIC pay the Bank 80% of net charge-offs up to $41,100,000 on any loans that qualify as loss sharing loans for a period of three years from the date of the acquisition. If net charge offs on qualifying loss sharing loans exceed $41,100,000 during the three year period, the FDIC is required to pay 95% of such qualifying charge offs. This arrangement significantly reduces the exposure that the Bank faces on NPA that are covered by loss sharing. As of September 30, 1995, NPA covered by loss sharing totaled $9,665,000. The aggregate amount of loans covered by the loss sharing arrangement at June 30, 1995 totaled $75,564,000.

 NPA                    Regular       Loss Sharing        Total
(000's omitted)        Assets           Assets

Nonaccrual Loans       $16,895          $8,917         $25,812
Restructured Loans       1,371              66           1,437
Loans past due 90
 days or more and
 still accruing            805                0            805
Other Real Estate Owned   5,522             682          6,204
Total                   $24,593          $9,665        $34,258

The second table shows nonperforming assets as of June 30, 1995 and September 30, 1995:


NPAs (000's ommited)     June 30, 1995  September 30, 1995
Nonaccrual Loans            $41,134           $25,812
Loans past due 90 days or
 more and still accruing        545               805
Restructured Loans            2,673             1,437
Total Non-performing Loans  $44,352           $28,054
Other Real Estate Owned       7,709             6,204
Total Non-performing Assets   $52,061         $34,258


                  Ratios   June 30, 1995     September 30, 1995
Percentage of Non-performing
 Loans to Total Loans              9.24%          6.11%
Percentage of Non-performing
 Assets to Total Loans plus
 Other Real Estate Owned          10.68%          7.36%
Percentage of RPLL to Total Loans   3.60%          3.51%
Percentage of RPLL to NPL          38.91%        57.46%
Percentage of RPLL to NPA          33.15%        47.05%

   Non-performing Loans (NPL) and Non-performing Assets (NPA) decreased by $16.3 million and $17.8 million, respectively, from June 30, 1995 to September 30, 1995. The decrease was due to management s continuing review of the portfolio in an effort to diminish any loss exposure.

   As previously mentioned, the loss sharing arrangement reduces the exposure the Company faces on NPL. Adjusting the NPL total for the 80% FDIC coverage on qualifying loss sharing loans results in significantly larger RPLL to NPL ratios. The loss sharing, adjusted ratios of RPLL to NPL at June 30, 1995 and September 30, 1995 were 47% and 77%, respectively. This level of coverage is considered adequate based upon management's evaluation of known and inherent risks in the portfolio. Approximately 84% of the NPL are secured by real estate which significantly reduces the Company's exposure to loss. Based upon the combination of loss sharing coverage of some of the NPL, the secured nature of a significant portion of the NPL, a minor strengthening in the local real estate market, and management's assessment of the current and prospective level of risk in the loan portfolio, the balance of the RPLL is considered adequate at September 30, 1995.



DISCUSSION OF EVENTS AFFECTING NPA:

   Significant events affecting the categories of NPA are discussed below:

Nonaccrual Loans:

   Nonaccrual loans decreased $15.3 million during the third quarter of 1995. A review of the more significant non-accrual loan relationships noted transfers to non-accrual for the quarter were approximately $1.8 million. This amount was offset by approximately $8.2 million in payments and pay-offs; $2.3 million in charge-offs; and $3.7 million in proceeds from the non-performing loan sale, which closed on July 22, 1995.

Restructured Loans:

   Restructured loans decreased $1.2 million, during the third
quarter.   The decrease was attributable to $574 thousand in
charge-offs and $655 thousand in payments and pay-offs.

Other Real Estate Owned:

   OREO decreased $1.5 million from June 30, 1995 to September 30, 1995. The majority of the decrease can be attributed sales from the OREO portfolio. Additions for the quarter were immaterial.


CAPITAL RESOURCES
     As a state chartered bank, the Bank's primary regulator is the FDIC. Accordingly, the Bank is affected by the Financial Institutions Reform, Recovery and Enforcement act of 1989 (FIRREA) which was enacted in August 1989 and the Federal Deposit Insurance Corporation Improvement Act (FDICIA) enacted in December 1992.
     The Bank is subject to regulatory capital regulations which provide for two capital requirements - a leverage requirement and a risk-based capital requirement. The leverage requirement provides for a minimum "core" capital consisting primarily of common stockholders' equity of 3% of total adjusted assets for those institutions with the most favorable composite regulatory rating. Under the terms of the MOU, the Bank is required to maintain a leverage capital ratio of at least 5.5% and refrain from declaring dividends without the prior approval of the FDIC. The Company is also required to refrain from declaring dividends without the Federal Reserve's prior permission. The risk-based capital requirement of FIRREA provides for minimum capital levels based on the risk weighted assets of the Bank. The guidelines require banks to meet a minimum Tier 1 risk-based capital ratio of 4.0% and a total risk based capital ratio of 8.0% as of September 30, 1995. As of September 30, 1995, all the Bank's capital measurements exceeded regulatory minimums.

                        MERCHANTS BANCSHARES, INC.
                            SEPTEMBER 30, 1995


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

                            SEPTEMBER 30, 1995

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


                                    November 7, 1995
                                   Date




