Form 10-K
period 1995-12-31
MERCHANTS BANCSHARES INC
filed 1996-03-29
CIK 726517

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                                 FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                    THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                      COMMISSION FILE NUMBER 0-11595

                       MERCHANTS BANCSHARES, INC.
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

                  X  Contained herein             Not contained herein

     The aggregate market value of the voting stock held by non-affiliates is $42,205,531 as computed using the average bid and asked prices of stock, as of February 15, 1996.

The number of shares outstanding for each of the registrant's classes of common stock, as of February 15, 1996 is:
             Class:  Common stock, par value $.01 per share
                     Outstanding:  4,434,620 shares

                    DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Annual Report to Shareholders for the year ended December 31, 1995 are incorporated herein by reference to Part II.
     Portions of the Proxy Statement to Shareholders for the year ended December 31, 1995 are incorporated herein by reference to Part III.


                                 FORM 10-K

                             TABLE OF CONTENTS
Part I                                                 Page Reference

     Item 1 -  Business                                         1

     Item 2 -  Properties                                       6

     Item 3 -  Legal Proceedings                                8

     Item 4 -  Submission of Matters to a                       8
               Vote of Security Holders
Part II

     Item 5 -  Market for Registrant's Common                   9
               Equity and Related Stockholder
               Matters

     Item 6 -  Selected Financial Data                          9

     Item 7 -  Management's Discussion and Analysis            20
               of Financial Condition and Results of
               Operations

     Item 8 -  Financial Statements and Supplementary          21
               Data

     Item 9 -  Changes in and Disagreements with Accountants   21
               on Accounting and Financial Disclosures
Part III

     Item 10 - Directors and Executive Officers of the         22
               Registrant

     Item 11 - Executive Compensation                          22

     Item 12 - Security Ownership of Certain Beneficial        22
               Owners and Management

     Item 13 - Certain Relationships and Related Party         22
               Transactions
Part IV

     Item 14 - Exhibits, Financial Statement                   22
               Schedules, and Reports on Form 8-K

     Indemnification Undertaking by Registrant                 24

     Signatures                                                25


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

     October 4, 1988: Company organized Merchants Properties, Inc., whose mission is described below.

     THE MERCHANTS BANK, (the Bank) was organized in 1849, and assumed a national bank charter in 1865, becoming The Merchants National Bank of Burlington, Vermont. On September 6, 1974 the Bank converted its national charter to a state-bank charter, becoming known as The Merchants Bank. Since 1971 the Bank has acquired by merger seven Vermont banking institutions, and has acquired the deposits of an eighth bank located in St. Johnsbury, VT. The last such acquisition occurred on June 4, 1993 at which time the Bank acquired the New First National Bank of Vermont, with thirteen banking offices, from the Federal Deposit Insurance Corporation Division of Liquidation. As of December 31, 1995 the Bank was the fifth largest commercial banking operation in Vermont, with deposits totalling $544.5 million, net loans of $433.5 million, and total assets of $615.0 million, on a consolidated basis.

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

MERCHANTS PROPERTIES, INC., a wholly owned subsidiary of the Company, was organized for the purpose of developing and owning affordable rental housing units throughout the state of Vermont. As of December 31, 1995 the corporation owned one development located in Enosburg, Vermont, consisting of a 24-unit low income family rental housing project, which was completed and rented during 1989. This housing development is fully occupied at this time. Total assets of this corporation at December 31, 1995 were $1,292,170.


The Merchants Bank owns controlling interest in the MERCHANTS TRUST
COMPANY, a Vermont corporation chartered in 1870 for the purpose of offering fiduciary services such as estate settlement, testamentary trusts, guardianships, agencies, intervivos trusts, employee benefit plans and corporate trust services. The Merchants Trust Company also operates a discount brokerage office, through Olde Discount Corporation, enabling investors to purchase or sell stocks and bonds on a discounted commission schedule. As of December 31, 1995, the Merchants Trust Company had fiduciary responsibilities for assets valued at market in excess of $265.3 million. Total revenue for 1995 was $1,844,936, total expense was $1,607,946, resulting in pre-tax net income for the year of $236,990. This net income is included in the consolidated tax return of its parent company, The Merchants Bank.

QUENESKA CAPITAL CORPORATION, a wholly-owned subsidiary of The Merchants Bank was established on April 4, 1988 as a Federal licensee under the Small Business Act of 1958 to provide small business enterprises with loans and/or capital. As of December 31, 1995, the corporation had assets of $1,716,887, liabilities of $16,887 due to the parent company for accrued management fees, and equity capital of $1,700,000.

Queneska Capital Corporation has no employees, relying on the personnel resources of its parent company to operate. As compensation for its services Queneska pays the Bank a management fee, ($16,887 in 1995), in the amount of 1.5% on annual average assets. This fee is eliminated in the financial statement consolidation of the parent company.

Queneska's taxable income or loss is included in the consolidated tax return of its parent company, The Merchants Bank. Queneska computes its income tax provision or benefit on an individual basis and reimburses, or is reimbursed by, the parent company an amount equal to the annual provision or benefit.

RETAIL SERVICES

The Merchants Bank offers a wide range of retail deposit and investment products including Regular checking, Free 60 checking, NOW checking accounts, and NOW 50 checking accounts. The Bottom Line checking account is designed as a low cost checking option for customers who write fewer checks. All retail deposit products can be accessed with an ATM (Automated Teller Machine) card for additional convenience after normal banking hours or when outside the Bank's regular service area.

The Bank also offers, as investment options, savings accounts, Certificates of Deposit, Individual Retirement Accounts (IRAs), Money Market accounts, and our Preferred Investment Money Market account, all at competitive rates and terms.

Additional retail services include safe deposit boxes, travelers checks, bank drafts, personal money orders, and several methods of automated money transfer, including Federal Reserve wire transfer services.

The Bank has made a significant investment in automation to assist customers. In addition to the ATM card, the Bank offers ATF (automatic transfer of funds) to cover checking overdrafts on personal accounts and EFT (electronic funds transfer) by which money can be transferred between accounts for funds management or for making loan payments automatically.

In 1995, the Bank introduced PhoneLynx. This voice response system allows customers to access their accounts by telephone at any time of the day or night. Through PhoneLynx, customers can check balances on any type of deposit or loan account, can check interest rates on deposits and loans, can transfer funds between accounts, and can make loan payments. Customers may also reorder checks, enter stop payments, order a statement copy "faxed" to them, obtain interest paid or earned information for tax purposes, confirm deposits/withdrawals, and search to determine if a check has been paid.

     In 1996, the Bank will offer electronic bill payment capabilities by phone or PC through PhoneLynx and PC Lynx. With these services, customers will be able to pay any type of bill electronically from their own PC or from a telephone at any time that fits their schedule.

The Bank provides strong customer support with thirty three ATMs statewide, including one drive-up ATM; and on-line teller stations in all branches. The Bank's expanded personal computer networks now connect each banking office to the mainframe AS/400 computer with CRT capability as well as electronic mail and other PC software applications.

COMMERCIAL SERVICES

Types of Credit Offerings:

Consumer Loans:

Financing is provided for new or used automobiles; boats; airplanes; recreational vehicles; new mobile homes; collateral loans, secured by savings accounts, listed equities or life insurance; personal loans. Home improvement and home equity lines of credit, as well as, Master and Visa credit cards.

Real Estate Loans:

Financing is available for one-to-four family residential mortgages; multifamily mortgages; residential construction; mortgages for seasonal dwellings; and commercial real estate mortgages. Mortgages for residential properties are offered on a long-term fixed-rate basis; alternatively, adjustable-rate mortgages are offered. Bi-weekly payment mortgages and graduated (two-step) payment mortgages are offered. Loans under the Farmers Home Administration Rural Guaranteed Housing Program provide up to 100% financing. The bank also participates with the Vermont Housing Finance Agency (VHFA) in providing mortgage financing for low- to moderate-income Vermonters. Most mortgage loan products are offered with as little as a 5% down payment to assist borrowers who qualify, providing the mortgagor(s) acquires private mortgage insurance.

Commercial Loans:

Financing for business inventory, accounts receivable, fixed assets, lines of credit for working capital, community development, irrevocable letters of credit, business credit cards, and U.S. Small Business Administration loans are available.

Other miscellaneous commercial banking services include night depository, coin and currency handling, and employee benefits management and related fiduciary services available through the Merchants Trust Company.

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

On March 14, 1994 The Merchants Bank opened a limited service office on the Wake Robin Retirement Community Campus in Shelburne, Vermont. During the fall of 1994, The Merchants Bank began restoration of the Old South Hero Inn on the corner of US Route 2 and South St., So. Hero, Vt. The Merchants Bank relocated its' South Hero office to this historic site on January 17, 1995.

On January 12, 1996, the Passumpsic Savings Bank purchased certain assets and assumed certain liabilities of the Bank's branch located in Danville, VT. The Merchants Bank received an 8% deposit premium on deposits sold in accordance with the purchase and assumption agreement.

COMPETITION

Competition for financial services remains very strong in Vermont. As of December 31, 1995, there were sixteen state chartered commercial banks, ten national commercial banks, five state chartered savings banks and one state chartered savings and loan association operating in Vermont. Also, there is one federally chartered savings bank, as well as, one federally chartered savings and loan association. In addition, other financial intermediaries such as brokerage firms, credit unions, and out-of-state banks also compete for deposit, loan, and other ancillary financial activities.

At year-end 1995, The Merchants Bank was the fifth largest state chartered bank in Vermont, enjoying a strong competitive franchise within the state, with thirty-nine banking offices as identified in Item 2 (A). During January 1995 the Bank of Vermont, a subsidiary of Bank of Boston, was acquired by KeyCorp, a large regional bank holding company headquartered in Cleveland, Ohio. Competition from this large regional institution is expected to be very aggressive.

No material part of the Bank's business is dependent upon one, or a few customers, or upon a particular market segment, the loss of which would have a materially adverse impact on the operations of the Bank.

NUMBER OF EMPLOYEES

As of December 31, 1995, Merchants Bancshares, Inc. had five officers:
Dudley H. Davis, Chairman of the Board; Joseph L. Boutin, President and Chief Executive Officer; Jennifer L. Varin, Secretary; Janet P. Spitler, Treasurer; and Susan M. Verro and Janet L. Lussier, Assistant Secretaries. No officer of the Company is on a salary basis.

As of December 31, 1995, The Merchants Bank employed 247 full-time and 43 part-time employees, representing a full-time equivalent complement of 270 employees. The Bank maintains a comprehensive employee benefits program which provides major medical insurance, hospitalization, dental insurance, long-term and short-term disability insurance, life insurance, a 401(k) Employee Stock Ownership Plan and a Performance Progress Sharing Plan. Employee benefits offered by the Bank are very competitive with comparable plans provided by other Vermont banks.

ECONOMY

The latest New England Economic Project (NEEP) Report dated October, 1995 expects the Vermont economy to continue along its generally expansionary path throughout the calendar 1995-99 forecast period. Still, Vermont's economic performance after more than four years of recovery/expansion remains decidedly mixed. Although the national economy continued to rebound in 1995, there have yet to be any tangible signs of a marked resurgence in the Vermont or regional economies. The current climate of uneasiness in Vermont threatens to continue, given uncertainty as to the capacity of the national economy for further expansion.

Unemployment in Vermont ended the year at 4.2%, the second lowest rate in the New England region. In addition, the Burlington Labor Market Area continued to have the lowest rate of unemployment among the nineteen major Labor Market Areas
in the New England region.   But sluggish wage growth, especially in key
upper-income categories, continued to limit increases in state tax revenues.

Although the manufacturing sector is not in a position to take a leading role in the state's economic landscape, Vermont enjoys above average manufacturing job growth (+1.4% over previous year July data versus 0.6% for the nation as a whole), and ranks first among all states in the New England region over the July 1994-1995 period. The size and frequency of cyclically-adjusted employment restructurings in Vermont s manufacturing sector have decreased considerably, leading to positive employment movements among the state's successful manufacturing employers and categories.

Unfortunately, several of Vermont s non-manufacturing categories have not been able to escape the corporate cost-cutting and downsizing that previously plagued
the manufacturing sector.    The Public Utilities,  Higher Education and
Financial Services sectors have all seen announcements of significant employment reductions, and similar reductions in the Government sector have either occurred or are underway at both the federal and state government levels.

Against the backdrop of a slowing Vermont expansion is a national economic forecast scenario that is generally synonymous with the successful completion of a much-heralded "soft landing". Even though the U.S. economy has been operating at near full capacity, it appears that the improving trend should continue for at least the next calendar year.

ITEM 2 -  PROPERTIES

A.   SCHEDULE OF BANKING OFFICES BY LOCATION

     The Merchants Bank operates thirty-eight banking facilities as indicated in Schedule A below. Corporate administrative offices are located at 123 Church Street, Burlington, Vermont, and the operations data processing center is located at 275 Kennedy Drive, South Burlington, Vermont.

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

     Essex Junction      54 Pearl Street               Branch office

     South Burlington    50 White Street               Branch office
                         929 Shelburne Road *1         Branch office
                         275 Kennedy Drive             Operations Center
                                                       Branch office
                         Burlington Airport *1         ATM

     Bristol             15 West Street                Branch office

     Barre               105 North Main Street         Branch office

     Northfield          47 Depot Square               Branch office
                         2 Main St.                    Drive-up Facility

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

     Wilmington          West Main Street              Branch office

     Bennington          Putnam Square *2              Branch office

     Wallingford         Route 7 *2                    Branch office

     St. Johnsbury       90 Portland Street            Branch office

     Bradford            1 Main Street &               Branch office
                         Operations Building

     Danville            Main Street *4                Branch office

     Fairlee             U.S. Route #5                 Branch office

     Groton              258 Scott Highway             Branch office

     East Thetford       U.S. Route #5 & Vt 113        Branch office

     Newbury             U.S. Route #5                 Branch office

     Fair Haven          97 Main Street                Branch office

     Springfield         56 Main Street                Branch office
                         Springfield Shopping Plaza    Branch office

     Windsor             160 Main Street               Branch office

Notes:
     *1:  Facilities owned by the bank are located on leased land.
     *2:  Facilities located on leased land with improvements also leased.
     *3: As of December 31, 1995 a mortgage with an unpaid principal balance of $205,441 is outstanding on the Brattleboro office. This mortgage is being amortized at $1,736 per month, at a rate of 9% through the year 2020.
     *4 On January 12, 1996, in conjunction with the sale of certain assets of its Danville Branch, the Bank sold the building located in Danville, VT.

ITEM 3 -  LEGAL PROCEEDINGS

LEGAL PROCEEDINGS

During the fall of 1994, lawsuits were brought against the Company, the Bank, the Trust Company (collectively referred to as "the Companies") and certain directors of the Companies. These lawsuits related to certain investments managed for Trust Company clients and placed in the Piper Jaffray Institutional Government Income Portfolio. Separately, and before the suits were filed, the Companies had initiated a review of those investments. As a result of the review, the Trust Company paid to the affected Trust Company clients a total of approximately $9.2 million in December 1994. The payments do not constitute a legal settlement of any claims in the lawsuits. However, based on consultation with legal counsel, management believes that further liability, if any, of the Companies on account of matters complained of in the lawsuits will not have a material adverse effect on the consolidated financial position and results of operations of the Company. In December 1994, the Trust Company received a payment of $6,000,000 from its insurance carriers in connection with these matters. The Companies also intend to pursue all available claims against Piper Jaffray Companies, Inc. and others on account of the losses that gave rise to the $9.2 million payment by the Companies. Any recovery obtained as a result of such efforts is subject to the terms of an agreement between the Companies and their insurance carriers. The attorneys representing the plaintiffs in one of the lawsuits discussed above have taken the position that amounts recovered by the Companies on these claims should be paid to the affected Trust Company clients (net of legal fees paid to attorneys), in addition to the $9.2 million already paid. The matter is presently before the United States District Court for the District of Minnesota.

The attorneys representing the plaintiffs in one of the lawsuits discussed above requested an award of attorneys' fees for allegedly causing the Companies to make the $9.2 million payment and asked the court to order the Trust Company to withhold payment of $500,000. The Trust Company has resisted the claims for payment of such fees by its clients, and, as a result, the Trust Company was directed to place the sum of $500,000 into escrow pending a ruling by the Court. There is the possibility that the Companies may be required to remit all of part of these funds to those attorneys, but based upon consultation with legal counsel, management believes there is no substantial basis for any liability on the part of the Companies for the payment of such fees.

The Bank is also involved in various legal proceedings arising in the normal course of business. Based upon consultation with legal counsel, management believes that the resolution of these matters will not have a material effect on the consolidated financial position and results of operations of the Company.


ITEM 4 -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of calendar year 1995 no matters were submitted to a vote of security holders through a solicitation of proxies or otherwise.

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


     QUARTER ENDING                        HIGH       LOW

     March 31, 1994                       $14.75     $9.00

     June 30, 1994                         13.50      9.00

     September 30, 1994                    17.00     11.25

     December 31, 1994                     14.00      8.25

     March 31, 1995                        11.75      9.25

     June 30, 1995                         12.50     10.00

     September 30, 1995                    15.00     10.50

     December 31, 1995                     15.00     13.25


     As of December 31, 1995 Merchants Bancshares, Inc. had 1,435 shareholders.


ITEM 6 -  SELECTED FINANCIAL DATA

The supplementary financial data presented in the following tables and narrative contains information highlighting certain significant trends in the Company's financial condition and results of operations over an extended period of time.

     The following information should be analyzed in conjunction with the year-end audited consolidated financial statements as contained in the 1995 Annual Report to Shareholders, a copy of which is attached as an addendum to this Form 10K.

The five-year summary of operations, interest management analysis, and management's discussion and analysis, all as contained on pages 23 through 29 in the 1995 Annual Report to Shareholders are herein incorporated by reference.


Tables included on the following pages 10 through 13 concern the following:

Deposits; return on equity and assets; short-term borrowings; distribution of assets, liabilities, and stockholders' equity; analysis of changes in net interest income; and the composition and maturity of the loan portfolio.

DEPOSITS

The following schedule shows the average balances of various classifications of deposits. Dollar amounts are expressed in thousands.
                                     1995        1994        1993

Demand Deposits                    $ 87,434    $ 91,853    $ 81,761
Savings, Money Market and
  NOW Accounts                      279,906     310,613     315,254
Time Deposits Over $100,000          20,927      18,135      17,752
Other Time Deposits                 167,975     177,198     155,227
                                    -------     -------     -------
Total Average Deposits             $556,242    $597,799    $569,994
                                    =======     =======     =======

Time Deposits over $100,000 at December 31, 1995 had the following schedule of maturities (In Thousands):

   Three Months or Less                      $ 2,335
   Three to Six Months                         4,596
   Six to Twelve Months                        3,728
   Over Twelve Months                          3,143
   Over Five Years                             6,674
                                              ------
      Total                                  $20,473
                                              ======
RETURN ON EQUITY AND ASSETS

The return on average assets, return on average equity, dividend payout ratio and average equity to average assets ratio for the three years ended
December 31, 1995 were as follows:

                                                        1995    1994     1993

Return on Average Total Assets                         -0.60%  -0.41%   -0.82%

Return on Average Stockholders' Equity                 -9.41%  -6.24%  -11.92%

Dividend Payout Ratio                                   N/A     N/A       N/A

Average Stockholders' Equity to
   Average Total Assets                                 6.36%   6.53%    6.88%

SHORT-TERM BORROWINGS

Refer to Notes 8 and 9 to the Financial Statements for this information.

    Distribution of Assets, Liabilities and Stockholders' Equity; Interest Rates
      and Interest Differential
 The following table presents the condensed annual average balance sheets for 1995, 1994 and 1993.  The total dollar amount of interest income from assets and the subsequent yields calculated on a taxable equivalent basis as well as the interest paid on interest bearing liablilities, expressed in dollars and rates are also shown in the table.
 (All Dollars are in Thousands)                      1995                          1994                          1993
                                    ----------------------------- ----------------------------- -----------------------------
                                              Interest  Average             Interest  Average             Interest  Average
                                     Average   Income/  Yield/     Average   Income/  Yield/     Average   Income/  Yield/
 ASSETS:                             Balance   Expense   Rate      Balance   Expense   Rate      Balance   Expense   Rate
  Investment Securities:             --------  -------- --------   --------  -------- --------   --------  -------- --------
    U.S. Treasury and Agencies        $83,749   $4,525     5.40%    $89,183   $3,508     3.93%    $98,971   $3,655     3.69%
    States & Political Subdivisions         0        0     0.00%          0        0     0.00%        143       12     8.39%
    Other, Including FHLB Stock         4,416      357     8.08%      8,178      535     6.54%      8,900      667     7.49%
                                     --------  -------- --------   --------  -------- --------   --------  -------- --------
  Total Investment Securities         $88,165   $4,882     5.54%    $97,361   $4,043     4.15%   $108,014   $4,334     4.01%
                                     --------  -------- --------   --------  -------- --------   --------  -------- --------
  Loans, Including Fees on Loans:
  Commercial (a) (b)                   87,009    9,236    10.61%    117,948   10,128     8.59%    111,353    9,236     8.29%
    Real Estate                       378,433   35,094     9.27%    396,176   36,959     9.33%    380,810   35,639     9.36%
    Consumer                           15,605    1,902    12.19%     19,710    2,167    10.99%     23,642    2,728    11.54%
                                     --------  -------- --------   --------  -------- --------   --------  -------- --------
  Total Loans                        $481,047  $46,232     9.61%   $533,834  $49,254     9.23%   $515,805  $47,603     9.23%
                                     --------  -------- --------   --------  -------- --------   --------  -------- --------
    Federal Funds Sold                 $6,339     $366     5.77%     $7,865     $315     4.01%     $3,230      $97     3.00%
                                     --------  -------- --------   --------  -------- --------   --------  -------- --------
  Total Earning Assets               $575,551  $51,480     8.94%   $639,060  $53,612     8.39%   $627,049  $52,034     8.30%
                                     --------  -------- --------   --------  -------- --------   --------  -------- --------
    Reserve for Possible Loan Losses  (17,946)                      (18,991)                      (11,488)
    Cash and Due From Banks            34,099                        31,910                        29,177
    Premises and Equipment             15,365                        16,349                        15,166
    Other Assets                       35,418                        40,749                        45,611
                                     --------                      --------                      --------
 Total Assets                        $642,487                      $709,077                      $705,515
                                     ========                      ========                      ========
 LIABILITIES AND STOCKHOLDERS' EQUITY:
  Time Deposits:
    Savings, Money Market
       & NOW Accounts                $279,906   $9,077     3.24%   $309,490   $8,420     2.72%   $315,254   $8,546     2.71%
    Certificates of Deposit
       over $100,000                   20,927    1,433     6.85%     22,248    1,336     6.01%     25,578    1,394     5.45%
    Other Time                        167,975    8,981     5.35%    177,250    8,096     4.57%    148,364    7,109     4.79%
                                     --------  -------- --------   --------  -------- --------   --------  -------- --------
  Total Time Deposits                $468,808  $19,491     4.16%   $508,988  $17,852     3.51%   $489,196  $17,049     3.49%
                                     --------  -------- --------   --------  -------- --------   --------  -------- --------
    Federal Funds Purchased               975       58     5.95%      1,167       57     4.88%      2,197       88     4.01%
    Securities Sold Under Agreement
      to Repurchase                         0        0     0.00%         19        1     5.26%      7,688      229     2.98%
    Demand Notes Due U.S. Treasury      3,229      173     5.36%      3,130      120     3.83%      3,540       97     2.74%
    Other Interest Bearing Liabilities  4,524       44     0.97%      4,555      303     6.65%      5,471      290     5.30%
    Debt                               32,819    3,236     9.86%     50,575    4,044     8.00%     58,337    4,272     7.32%
                                     --------  -------- --------   --------  -------- --------   --------  -------- --------
  Total Interest Bearing Liabilities $510,355  $23,002     4.51%   $568,434  $22,377     3.94%   $566,429  $22,025     3.89%
                                     --------  -------- --------   --------  -------- --------   --------  -------- --------
    Demand Deposits                    87,434                        89,318                        81,761
    Other Liabilities                   3,850                         4,994                         8,814
    Stockholders' Equity               40,848                        46,331                        48,511
                                     --------                      --------                      --------
 Total Liabilities & Stockholders'
    Equity                           $642,487                      $709,077                      $705,515
                                     ========                      ========                      ========
 Net Interest Income (a)                       $28,478                       $31,235                       $30,009
                                               ========                      ========                      ========
 Yield Spread                                              4.44%                         4.45%                         4.41%
                                                           =====                         =====                         =====
 NET INTEREST INCOME TO EARNING ASSETS                     4.95%                         4.89%                         4.79%
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

                                                                  Merchants Bancshares, Inc
                                                         Analysis of Changes in Net Interest Income

       The following table sets forth, for each major category of interest earning assets and interest bearing liabilities, the dollar amounts (in thousands) of interest income (calculated on a taxable equivalent basis) and interest expense and change therein for 1995 as compared with 1994 and 1994 as compared with 1993.

                                              1995 vs 1994                                   1994 vs 1993
                              -------------------------------------------    -------------------------------------------
                                                Increase   --Due to (a)--                      Increase   --Due to (a)--
                               1995     1994   (Decrease) Volume    Rate      1994     1993   (Decrease) Volume    Rate
                              -------  -------  --------  -------  -------   -------  -------  --------  -------  -------
    Interest Income:
        Loans                 $46,232  $49,254   ($3,022) ($5,073)  $2,051   $49,254  $47,603    $1,651   $1,664     ($13)
      Investment Income:
       Taxable                  4,882    4,043       839     (597)   1,436     4,043    4,322      (279)    (432)     153
       Non-Taxable                  0        0         0        0        0         0       12       (12)     (12)      (0)
      Federal Funds Sold          366      315        51      (88)     139       315       97       218      186       32
                              -------  -------  --------  -------  -------   -------  -------  --------  -------  -------
         Total                $51,480  $53,612   ($2,132) ($5,758)  $3,626   $53,612  $52,034    $1,578   $1,406     $171
                              -------  -------  --------  -------  -------   -------  -------  --------  -------  -------
    Less Interest Expense:
     Savings, Money Market
        & Now Accounts         $9,077   $8,420      $657    ($959)  $1,616    $8,420   $8,546     ($126)   ($157)     $31
       Certificates of Deposit
        Over $100,000           1,433    1,336        97      (90)     187     1,336    1,394       (58)    (200)     142
       Other Time               8,981    8,096       885     (496)   1,381     8,096    7,109       987    1,313     (326)
       Federal Funds Purchased     58       57         1      (11)      12        57       88       (31)     (50)      19
       Securities Sold Under
        Agreement to Repurchase     0        1        (1)      (1)      (0)        1      229      (228)    (403)     175
       Demand Note -
        U.S. Treasury             173      120        53        5       48       120       97        23      (16)      39
       Debt and Other
        Borrowings              3,280    4,347    (1,067)  (1,751)     684     4,347    4,562      (215)    (685)     470
                              -------  -------  --------  -------  -------   -------  -------  --------  -------  -------
         Total                $23,002  $22,377      $625  ($3,303)  $3,928   $22,377  $22,025      $352    ($198)    $550
                              -------  -------  --------  -------  -------   -------  -------  --------  -------  -------
         Net Interest Income  $28,478  $31,235   ($2,757) ($2,455)   ($302)  $31,235  $30,009    $1,226   $1,604    ($378)
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

     Note:  Included in Interest Income are fees on loans totaling $2,492, $3,571 and $4,598 for the  years ended
     December 31, 1995, 1994 and 1993, respectively.

LOAN PORTFOLIO


The following tables display the composition of the Bank's loan portfolio for the consecutive five year period 1991 through 1995, along with a schedule profiling the loan maturity distribution over the next five years.


COMPOSITION OF LOAN PORTFOLIO

The table below presents the composition of the Bank's loan portfolio by type of loan as of December 31 for each of the past five years. All dollar amounts are expressed in thousands. Amounts are shown gross of net deferred loan fees of $956,333 in 1995, $1,132,494 in 1994, $1,310,416 in 1993,
$1,183,400 in 1992, and $1,098,100 in 1991, which principally relate to real estate mortgages.


                          ----------------As of December 31,--------------
Type of Loan               1995    1994      1993      1992      1991

Commercial, Financial
 & Agricultural          $ 73,915  $ 88,201  $ 98,936  $ 76,141  $120,033
 Industrial Revenue Bonds   3,010     4,411     6,695     8,721    11,968
Real Estate-Construction    9,644    21,992    30,526    18,776    16,392
Real Estate - Mortgage    346,202   377,429   413,112   305,513   294,769
Installment                16,560    18,086    22,836    18,332    20,930
Lease Financing                 0         0        42       630     1,769
All Other Loans               393       436     1,324     1,422     4,287
                          -------   -------   -------   -------   -------
   Total Loans           $449,724  $510,555  $573,471  $429,535  $470,148
                          =======   =======   =======   =======   =======


PROFILE OF LOAN MATURITY DISTRIBUTION
The table below presents the distribution of the varying maturities or repricing opportunities of the loan portfolio at December, 1995. All dollar amounts are expressed in thousands.

                                        Over One
                              One Year  Through   Over Five
                              Or Less   5 Years   Years       Total

Commercial Loans, Industrial
 Revenue Bonds, Lease Financing
 and All Other Loans          $ 55,871  $ 11,858  $ 9,589   $ 77,318
Real Estate Loans              225,597    66,181   64,068   $355,846
Installment Loans                4,399    11,830      331   $ 16,560
                               -------   -------   ------   --------
                              $285,867  $ 89,869  $73,988   $449,724
                               =======    ======   ======    =======

In 1995, a total of 439 one-to-four family residential mortgage loans were closed by the bank, totalling $36.9 million. Approximately 82% of these originations were sold on the secondary market and the remaining 18%, or $6.7 million were placed in the bank's portfolio. The bank currently services $322 million in residential mortgage loans, $250 million of which it services for other investors such as federal government agencies (FNMA and FHLMC) and for financial investors such as insurance companies and pension funds located outside Vermont.

During 1995, the Bank remained an active participant in the U.S. Small Business Administration guaranteed loan program. Seventy new SBA loans totalling
$9.7 million were originated during 1995 with SBA guarantees ranging from 70% to 90%. This volume of new lending activity represents an increase of 18% over originations during 1994.

Approximately 23% of all new SBA loans originated during 1995 were sold to secondary market investors located outside Vermont. This selling activity has the positive effect on Vermont of importing capital into the State from other parts of the country. SBA guarantees are advantageous to the Bank because they reduce risk in the Bank's loan portfolio and allow the Bank to increase it's commercial loan base and market share with minimal impact on capital.

During 1995, the Bank originated 648 commercial loans totalling $77.2 million. This lending activity represented a decrease of approximately 43% of new loan volume from that experienced in 1994. Commercial loans were originated throughout Vermont.

 LOAN PORTFOLIO MONITORING

The Bank's Board of Directors grants each loan officer the authority to originate loans on behalf of the Bank. The Board also establishes restrictions regarding the types of loans that may be granted, distribution of loan types within the portfolio, and sets loan authority limits for each lender. Theseauthorized lending limits are established at least annually and are based upon the lender's knowledge and experience. Loan requests that exceed a lender's authority are referred to the Credit Department. All extensions of credit of $2.5 million to any one borrower, or related party interest, are reviewed and approved by the Bank's Board of Directors.

By using a variety of management reports, the Bank's loan portfolio is continuously monitored by the Board of Directors and Credit Department. The loan portfolio as a whole, as well as individual loans, are reviewed for loan performance, credit worthiness, and strength of documentation. The Bank has hired an external loan review firm to assist in portfolio monitoring. Credit ratings are assigned to commercial loans and are routinely reviewed.

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

The Financial Accounting Standards Board ( FASB ) issued revised accounting guidance which affected the RPLL. Statement of Financial Accounting Standards No. 114 ( SFAS No. 114"), Accounting by Creditors for Impairment of a Loan, requires, among other things, that the creditors measure impaired loans at the present value of expected future cash flows, discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. For purposes of this statement a loan is considered impaired when it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. The FASB also issued
SFAS No. 118, which amended SFAS No. 114, by allowing creditors to use their existing methods of recognizing interest income on impaired loans. Merchants Bancshares, Inc. adopted the methodology of SFAS No. 114, incorporating the amendments of SFAS No. 118, on January 1, 1995.

The more significant factors considered in the evaluation of the adequacy of the RPLL based on the analysis of general and specific credit risk include:

             *  Status of impaired loans as defined under SFAS No. 114
             *  Status of non-performing loans
             *  Status of adversely-classified credits
             *  Historic charge-off experience by major loan category
             *  Size and composition of the loan portfolio
             *  Concentrations of credit risk
             *  Renewals and extensions
             *  Current local and general economic conditions and trends
             *  Loan growth trends in the portfolio
             *  Off balance sheet credit risk relative to commitments to lend

     In accordance with SFAS No. 114 management has defined an impaired loan as meeting any of the following criteria:

             * A loan which is 90 days past due and still accruing

             * A loan which has been placed in non-accrual and is 45 days past due

             * A loan which is rated Substandard and is 45 days past due

             * A loan which is rated Doubtful or Loss

             * A loan which has been classified as a Troubled Debt Restructuring

             * A loan which has been assigned a specific allocation


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

                    Allocation of the Reserve for Possible Loan Losses
                                  December 31, 1995
                                   (000's omitted)
Category           Balance        Reserve      Percent Allocation
Impaired           $29,630        $2,724            9.19%
Adversely Rated
Credits            $20,543        $1,975            9.61%
General Allocation:
Commercial Real
Estate            $204,578        $4,967            2.43%
Other Commercial   $78,236        $1,875            2.40%
Residential Real
Estate             $66,773          $155            0.23%
Consumer           $51,363          $455            0.89%
Undisbursed
Commitments       $101,823        $2,139            2.10%
Unallocated                       $1,944
                                  ------
TOTAL                            $16,234
                                  ======

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



                     LOAN LOSSES AND RPLL RECONCILIATION
                           December 31, 1995
                           (000's omitted)
                       1995       1994       1993      1992      1991
-----------------------------------------------------------------------
Average Loans
Outstanding         $481,047  $514,843   $515,805   $441,291   $471,141
RPLL Beginning of
Year                  19,929    20,060      7,412      6,650      5,075
Charge-Off :
Commercial, Lease
Financing and all
Other Loans           (3,671)   (3,356)    (5,567)    (2,938)    (3,367)
Real Estate -
Construction          (1,485)   (1,159)      (275)      (253)    (1,802)
Real Estate -
Mortgage             (12,942)   (7,673)    (7,651)    (4,096)      (718)
Installment &
Credit Cards            (263)     (462)      (459)      (452)      (617)
                      -------------------------------------------------
Total Loans Charged
Off                  (18,361)  (12,650)   (13,952)    (7,739)    (6,504)
Recoveries:
Commercial, Lease
Financing and all
Other Loans            1,232     1,187        392        232       366
Real Estate -
Construction              32       400          0          0       379
Real Estate -
Mortgage               1,224       769        301        108         0
Installment &
Credit Cards              78       163         85        111        91
Total Recoveries      $2,566    $2,519       $778       $451      $836
-----------------------------------------------------------------------
Net Loan Losses     ($15,795) ($10,131)  ($13,174)   ($7,288)  ($5,668)

Provision for Loan
Losses:
Charged to Operations
(NOTE 1)              12,100    10,000     23,882      8,050     7,243
Loan Loss Reserve
(NOTE 2)                                    2,000
-----------------------------------------------------------------------
RPLL End of Year     $16,234   $19,929    $20,060     $7,412    $6,650
=======================================================================
RPLL to Total Loans    3.61%     3.90%     3.50%     1.73%     1.41%
Net Losses to
Average Loans          3.28%     1.97%     2.28%     1.63%     1.20%

NOTE 1: The loan loss provision is charged to operating expense. When actual losses differ from these estimates, and if adjustments are considered necessary, they are reported in operations in the periods in which they become known.

NOTE 2: See Note 2 to the consolidated financial statements regarding the acquisition of New First National Bank of Vermont.

The reserve for possible loan losses decreased from $19,929,000 at December 31,
1994 to $16,234,000 at December 31, 1995.   At the same time, the provision for
loan losses increased from $10,000,000 to $12,100,000. These two trends reflect management s continuing efforts to charge-off any loss exposure in the portfolio while maintaining the reserve at an appropriate level to provide for potential losses. This effort is reflected in the increase in total loan losses from $12,650,000 during 1994 to $18,361,000 during 1995.

NONPERFORMING ASSETS

The following tables summarize the Bank's nonperforming assets (NPAs). The first table shows a breakout of NPAs covered by a loss sharing arrangement related to the acquisition of the NFNBV On June 4, 1993. The terms of the Purchase and Assumption Agreement related to the purchase of NFNBV require that the FDIC pay the Bank 80% of net charge-offs up to $41,100,000 on any loans that qualify as loss sharing loans for a period of three years from the date of the acquisition. If net charge offs on qualifying loss sharing loans exceed $41,100,000 during the three year period, the FDIC is required to pay 95% of such qualifying charge offs. This arrangement significantly reduces the exposure that the Bank faces on NPAs that are covered by loss sharing. Nonperforming assets covered by loss sharing totaled $6,650,000 and $10,455,000 at December 31, 1995 and 1994, respectively. The aggregate amount of loans covered by the loss sharing arrangement at December 31, 1995 was $69,794,000 and $95,802,000 at December 31, 1994.


 NPA                     Regular        Loss Sharing      Total
(000's omitted)           Assets           Assets
----------------------------------------------------------------
Nonaccrual Loans*        $19,581           $6,036        $25,617
Restructured Loans        $1,364              $66         $1,430
Loans past due 90
days or more and
still accruing              $237               $0           $237
Other Real Estate
Owned                     $7,224             $548         $7,772
----------------------------------------------------------------
Total                    $28,406           $6,650        $35,056
================================================================

*Included in Nonaccrual loans are certain loans whose terms have been substantially modified in troubled debt restructurings at December 31, 1995.





The second table shows nonperforming assets as of year end 1990 through 1995 (in thousands):


                           1995      1994      1993      1992     1991
-----------------------------------------------------------------------
Nonaccrual Loans*        $25,617   $32,200   $47,069   $12,148   $8,333
Loans Past Due 90 Days
or More and Still
Accruing                     237       668       715     7,251    8,613
Restructured Loans         1,430     5,083     2,841     1,838    5,679
-----------------------------------------------------------------------
     Total
Nonperforming Loans:      27,284    37,951    50,625    21,237   22,625
Other Real Estate Owned    7,772    13,231    13,674    12,662    6,110
-----------------------------------------------------------------------
     Total
Nonperforming Assets:    $35,056   $51,182   $64,299   $33,899  $28,735
=======================================================================
NPL to Total Loans         6.06%     7.43%     8.83%     4.94%    4.18%
NPA to Total Loans plus
OREO                       7.67%     9.77%    10.95%     7.67%    6.03%

*Included in Nonaccrual loans are certain loans whose terms have been substantially modified in troubled debt restructurings at December 31, 1995.

DISCUSSION OF 1995 EVENTS AFFECTING NON-PERFORMING ASSETS

Historically, the Company has worked closely with borrowers and also pursued vigorous collection efforts. The Company continued its efforts to collect troubled assets during 1995. The Company's enhanced Credit Department and Loan Workout functions provided resources to address collection strategies for nonperforming assets.

Based upon the result of the Company's assessment of the factors affecting the RPLL, as noted in this discussion, management believes that the balance of the RPLL at December 31, 1995, is adequate.


                         12-31-95   9-30-95    6-30-95    3-31-95    12-31-94
-----------------------------------------------------------------------------
Nonaccrual Loans         $25,617    $25,812    $41,134    $43,637    $32,200
Loans Past Due 90 days
or more  and still
Accruing                     237        805        545        108        668
Restructured Loans        1,430       1,437      2,673      2,667      5,083
Other Real Estate Owned   7,772       6,204      7,709      9,336      7,389
In-substance Foreclosure
(NOTE 3)                                                               5,842
----------------------------------------------------------------------------
Total:                  $35,056     $34,258    $52,061    $55,748    $51,182
============================================================================

NOTE 3: In-substance Foreclosure classification was eliminated by SFAS 114, effective 1/1/95.

The more significant events affecting NPAs are discussed below:



NONACCRUAL LOANS:

    Nonaccrual loans declined from $32,200,000 at December 31, 1994 to $25,617,000 at December 31, 1995. The balance of nonaccrual loans actually increased during the year, before declining to the present level. Management continued its efforts to proactively identify and resolve loans which present significant risk of loss to the bank. These efforts included a sale of non-performing assets and a significant level of charge-offs and restructurings.

LOANS PAST DUE 90 DAYS OR MORE AND STILL ACCRUING:

    The Bank generally places loans that become 90 or more days past due in nonaccrual status. If the ultimate collectability of principal and interest
is assured, loans may continue to accrue and be left in this category.   The
steady decline in this category reflects management s commitment to early problem loan detection and increased collection efforts.

RESTRUCTURED LOANS:
Restructured loans (TDRs) decreased during 1995 from $5,083,000 at December 31, 1994 to $1,430,000 at December 31, 1995. A review of the more significant restructured loans noted transfers out of restructure status of $2.4 million; charge-offs of $574 thousand; and payments of $655 thousand.

OTHER REAL ESTATE OWNED AND IN-SUBSTANCE FORECLOSURE:

The Bank had notable success in 1995 in disposing of OREO and continues to aggressively market such properties. The December 31, 1995 balance, of $7,772,000, in OREO remained relatively static as compared to the December 31, 1994 balance of $7,389,000. During the year $9.3 million in properties were transferred to OREO. Approximately $2.7 million of these properties were transferred from fixed assets to OREO during the fourth quarter of 1995.
These transfers were offset by sales of $8.4 million. During the second quarter the Bank held an auction to sell properties held as OREO. Twenty-three properties were sold, which decreased the OREO balance by $1.3 million.

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


ITEM 7 -                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of the Financial Condition and Results of Operations as contained on pages 25 through 29 of the Company's 1995 Annual Report to Shareholders is incorporated herein by reference.






ITEM 8 -                 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated balance sheets of Merchants Bancshares, Inc. as of December
31, 1995 and 1994, and the related consolidated statements of operations, changes in stockholders' equity and cash flows, for each of the three years in the period ended December 31, 1995 together with the related notes and the opinion of Arthur Andersen LLP, independent public accountants, all as contained on pages 5 through 24 of the Company's 1995 Annual Report to Shareholders are incorporated herein by reference.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                         None.

                                   Part III

ITEM 10 -                DIRECTORS AND EXECUTIVE OFFICERS OF THE
                         REGISTRANT

    Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers, directors and ten percent shareholders to file initial reports of ownership and reports of changes of ownership of the Company's common stock with the Securities and Exchange Commission. Based upon a review of these filings for 1995, the Company notes that Patrick S. Robins filed a Form 4 report three (3) months late with respect to the purchase of 2,100 shares.

ITEM 11 -                EXECUTIVE COMPENSATION

ITEM 12 -                SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                         AND MANAGEMENT

ITEM 13 -                CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Reference is hereby made to pages 3 through 13 of the Company's Proxy Statement to Shareholders dated March 26, 1996, wherein pursuant to Regulation 14 A information concerning the above subjects (Items 10 through 13) is incorporated by reference.

    Pursuant to Rule 12 b-23, definitive copies of the Proxy Statement will be filed within 120 days subsequent to the end of the Company's fiscal year covered by Form 10-K.

                                 PART IV

ITEM 14 -                EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
                         REPORTS ON FORM 8-K

(1) The following consolidated financial statements as included in the 1995 Annual Report to Shareholders, are incorporated herein by reference:

    Consolidated Balance Sheets, December 31, 1995 and December 31, 1994.

    Consolidated Statements of Operations for years ended December 31, 1995, 1994, 1993.

    Consolidated Statements of Changes in Stockholder's Equity for years ended December 31, 1995, 1994, 1993.

    Consolidated Statements of Cash Flows for the years ended December 31, 1995, 1994, 1993.

    Notes to Consolidated Financial Statements, December 31, 1995.

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

    (10b) 401(k) Employee Stock Ownership Plan of Registrant, dated January 1, 1990, for the employees of the Bank.

    (10c) Merchants Bank Pension Plan, as amended and restated on September 30, 1995, for employees of the Bank.

    (10d)    Agreement between Specialty Underwriters, Inc., and
             Registrant dated January 1, 1995 for equipment maintenance services.

    (11)     Statement re:  computation of per share earnings.

    (13) 1995 Annual Report to Shareholders is furnished for the information of the Commission only and is not to be deemed filed as part of this report, except as expressly provided herein.

    (23) The Registrant's Proxy Statement to Shareholders for the calendar year ended December 31, 1995 will be filed within 120 days after the end of the Company's fiscal year.

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

Merchants Bancshares, Inc.


Date     March 29, 1995                     by s/Joseph L. Boutin
                                            Joseph L. Boutin, President & CEO

    Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of MERCHANTS BANCSHARES, INC., and in the capacities and on the date as indicated.

by s/Joseph L. Boutin                       by s/Peter A. Bouyea
Joseph L. Boutin, Director, President       Peter A. Bouyea, Director
 & CEO of the Company and the Bank


by                                          by
Charles A. Davis, Director                  Dudley H. Davis, Director
                                            Chairman of the Board of Directors


by s/Jeffrey L. Davis                       by
Jeffrey L. Davis, Director                  Jack DuBrul, II, Director


by s/Michael G. Furlong                     by
Michael G. Furlong, Director                Thomas F. Murphy, Director


by s/Janet P. Spitler                       by s/Leo O'Brien, Jr.
Janet P. Spitler, Treasurer of the          Leo O'Brien, Jr, Director
  Company, Vice President, Controller
  and Treasurer of the Bank


by                                          by s/Patrick S. Robins
Raymond C. Pecor, Jr., Director             Patrick S. Robins, Director


by                                          by s/Robert A. Skiff
Benjamin F. Schweyer, Director              Robert A. Skiff, Director