Form 10-Q
period 1996-03-31
MERCHANTS BANCSHARES INC
filed 1996-05-14
CIK 726517

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549



                                 FORM 10-Q

             QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                      SECURITIES EXCHANGE ACT OF 1934


                   FOR THE QUARTER ENDED MARCH 31, 1996
                      COMMISSION FILE NUMBER 0-11595


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

                             YES  X    NO


4,290,342 Shares Common Stock $.01 Par Outstanding March 31, 1996




                        MERCHANTS BANCSHARES, INC.

                            INDEX TO FORM 10-Q


PART I
 ITEM 1  FINANCIAL STATEMENTS
         Consolidated Balance Sheets
          March 31, 1996 and December 31, 1995                  1

         Consolidated Statements of Operations
          For the three months ended March 31, 1996
          and 1995                                              2

         Consolidated Statement of Stockholders' Equity
          For the year ended December 31, 1995 and
          the three months ended March 31, 1996                 3

         Footnotes to Financial Statements as of
          March 31, 1996                                      4-6

 ITEM 2  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                7-13

PART II - OTHER INFORMATION
 ITEM 1  Legal Proceedings                                     14

 ITEM 2  Changes in Securities                               NONE

 ITEM 3  Defaults upon Senior Securities                     NONE

 ITEM 4  Submission of Matters to a Vote of Security Holders NONE

 ITEM 5  Other Information                                   NONE

 ITEM 6  Exhibits and Reports on Form 8-K                    NONE

SIGNATURES                                                     15


                                   MERCHANTS BANCSHARES, INC.
                                  CONSOLIDATED BALANCE SHEETS
                                                             UNAUDITED
                                                        MARCH 31    DECEMBER 31
  ASSETS                                                  1996          1995
   Cash and Due from Banks                          $  33,296,732 $  38,366,772
   Trading Securities                                     500,000       500,000
   Investments:
     Debt Securities Available for Sale             $ 104,690,800 $  97,943,234
     Marketable Equity Securities                         310,017       309,508
                                                      ------------  ------------
        Total Investments                           $ 105,000,817 $  98,252,742
   Loans                                              418,595,243   449,724,017
           Reserve for possible loan losses            15,415,253    16,234,481
                                                      ------------  ------------
     Net Loans                                      $ 403,179,990 $ 433,489,536
   Federal Home Loan Bank Stock                         1,971,200     3,174,400
   Bank Premises and Equipment, Net                    12,771,694    12,454,708
   Investments in Real Estate Limited Partnerships      3,101,704     3,141,245
   Other Real Estate Owned                              4,698,323     7,772,067
   Other Assets                                        16,134,388    17,896,993
                                                      ------------  ------------
        Total Assets                                $ 580,654,848 $ 615,048,463
  LIABILITIES                                         ============  ============
   Deposits:
     Demand                                         $  75,650,005 $  85,417,465
     Savings, NOW and Money Market Accounts           244,199,951   278,241,601
     Time Certificates of Deposit $100,000 and Over    20,684,454    20,473,321
     Other Time                                       174,132,326   160,381,588
                                                     ------------  ------------
        Total Deposits                              $ 514,666,736 $ 544,513,975
   Federal Funds Purchased                              4,700,000             0
   Demand Note Due U/S Treasury                         3,019,344     5,335,422
   Other Liabilities                                    9,254,356     9,525,446
                                                      ------------  ------------
        Total Liabilities                           $ 531,640,436 $ 559,374,843
   Long-Term Debt                                       8,423,620    15,424,757
  STOCKHOLDERS' EQUITY
   Common Stock, $.01 Par Value                            44,346        44,346
      Shares Authorized                   4,700,000
      Outstanding, Current Year           4,290,342
                   Previous Year          4,242,927
   Preferred Stock Class A Non-Voting
       Authorized - 200,000, Outstanding 0                      0             0
   Preferred Stock Class B Voting
       Authorized - 1,500,000, Outstanding 0                    0             0
   Treasury Stock (At Cost) - 144,278                  (2,037,927)   (2,037,927)
   Surplus                                             33,154,407    33,154,407
   Undivided Profits                                    9,990,052     8,620,881
   Valuation Reserve - Marketable Equity Securities      (560,086)      467,156
                                                      ------------  ------------
        Total Stockholders' Equity                  $  40,590,792 $  40,248,863
        Total Liabilities and                          -----------  ------------
         Stockholders' Equity                       $ 580,654,848 $ 615,048,463
                                                      ============  ============
  Book Value Per Common Share                               $9.46         $9.38
                                                          =======       =======
  Note:  As of March 31, 1996, the Bank had off-balance sheet liabilities in the form of standby letters of credit to customers in the amount of
  $6,415,851.

                                                         1



                                   THE MERCHANTS BANCSHARES, INC.
                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                                                UNAUDITED

                                            QUARTER ENDED MARCH 31,

Interest Income                            1996             1995
 Interest on Loans                    $  9,838,577     $ 11,115,091
 Investment Income:
   Obligations of U.S. Government        1,500,704        1,005,085
 Federal Funds Sold                         83,517           32,872
 Other                                      54,190          207,328
                                        -----------      -----------
                                      $ 11,476,988     $ 12,360,376
                                        -----------      -----------
Interest Expense
  Interest on Deposits                $  4,588,487     $  4,768,130
  Interest on Capital Notes
    and Other Borrowings                   269,900        1,103,897
                                        -----------      -----------
                                      $  4,858,387     $  5,872,027
                                        -----------      -----------
Net Interest Income                   $  6,618,601     $  6,488,349
 Provision for Possible Loan Losses        900,000        2,700,000
                                        -----------      -----------
 Net Interest Income after
  Provision for Loan Losses           $  5,718,601     $  3,788,349
                                        -----------      -----------
Other Income
 Fees on Loans                        $    727,223     $    692,617
 Service Charges on Deposits               846,784          785,206
 Gain (Loss) on Sale of Investments         90,026          248,647
 Gain on Branch Sale                       299,071                0
 Refund of VT Franchise Tax                527,770                0
 Other                                   1,148,962        1,176,463
                                        -----------      -----------
  Total Other Income                  $  3,639,836     $  2,902,933
                                        -----------      -----------
Other Expenses
 Salaries and Wages                   $  2,318,839     $  2,797,581
 Employee Benefits                         590,332          703,522
 Occupancy Expense, Net                    582,081          602,526
 Equipment Expense                         507,176          523,010
 Equity in the loss of Real Estate
  Limited Partnerships                     206,121          186,400
 Expenses - Other Real Estate Owned      1,539,184          479,226
 Other                                   1,901,417        1,888,449
                                        -----------      -----------
  Total Other Expenses                $  7,645,150     $  7,180,714
                                        -----------      -----------
Income before Income Taxes            $  1,713,287     $   (489,432)
  Provision (Benefit) for Income Taxes     344,116         (528,063)
                                        -----------      -----------
Net Income                            $  1,369,171     $     38,631
                                        ===========      ===========
Per Common Share Net Income           $       0.32     $       0.01
                                        ===========      ===========
Weighted Average Common Shares
 Outstanding                             4,290,342        4,232,971






                                   MERCHANTS BANCSHARES, INC.
                            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                              FOR THE YEAR ENDED DECEMBER 31, 1995 AND
                                THE THREE MONTHS ENDED MARCH 31, 1996
                                             UNAUDITED







                                                                               Net
                                                                           Unrealized
                                                                           Depreciation   Total
                               Common               Undivided   Treasury    of Invest    Equity
                                Stock    Surplus     Profits      Stock    Securities    Capital
                               ------  --------     --------    -------     ----------  -------
 Balance - December 31, 1994  $42,429 $30,647,120 $12,462,820 $  (178,730) $ (673,669)$42,299,970
   Net Loss                        --      --      (3,841,939)     --          --      (3,841,939)
   Sale of Treasury Stock          --      --          --         178,730      --         178,730
   Purchase of Treasury Stock      --     (44,598)     --      (2,037,927)     --      (2,082,525)
   Issuance of Common Stock     1,917   2,551,885      --          --          --       2,553,802
   Net Change in Unrealized
    Depreciation of Investment
    Securities                     --      --          --          --       1,140,825   1,140,825
                               ------  ----------   ---------   ---------     -------  ----------
 Balance - December 31, 1995  $44,346 $33,154,407 $ 8,620,881 $(2,037,927)$   467,156 $40,248,863
   Net Income                                       1,369,171                           1,369,171
   Net Change in Unrealized
    Depreciation of Investment
    Securities                                                             (1,027,242) (1,027,242)

                               ------  ----------   ---------   ---------     -------  ----------
 Balance - March 31, 1996     $44,346 $33,154,407 $ 9,990,052 $(2,037,927)$  (560,086)$40,590,792
                               ======  ==========   =========   =========     =======  ==========





                                                   3
                         MERCHANTS BANCSHARES, INC
                             MARCH 31, 1996

NOTES TO FINANCIAL STATEMENTS:
    See the Form 10-K filed as of December 31, 1995 for additional information.
NOTE 1:  CURRENT OPERATING ENVIRONMENT AND REGULATORY MATTERS
  As a result of a joint field examination of the Bank by the Federal Deposit Insurance Corporation (the FDIC) and the State of
Vermont Department of Banking, Insurance and Securities (the
Commissioner) as of March 31, 1993, the Bank entered into a Memorandum of Understanding (MOU) with the FDIC and the Commissioner on October 29, 1993. Under the terms of the MOU, the Bank is required to, among other things, maintain a leverage capital ratio of at least 5.5%, and refrain from declaring dividends. The dividend limitation includes dividends paid by the Bank to the Company.

  In April, 1995, the FDIC and the Commissioner completed the field work related to their most recent examination of the Bank as of December 31, 1994. Based on this examination, the Bank is required to continue its efforts to correct certain administrative and legal violations and enhance certain operating policies before the MOU will be removed. Management has revised the policies, made changes to enhance the credit review procedures and corrected the technical exceptions and violations, and believes the Bank is in substantial compliance with the MOU as of March 31, 1996.

  In February, 1994, the Company and the Federal Reserve entered into an agreement. Under this agreement, among other things, the Company may not declare or pay a dividend or incur any debt without the approval of the Federal Reserve. On December 29, 1995, the
Federal Reserve completed the field work related to its most recent examination of the Company as of September 30, 1995. No substantive issues were brought up as a result of the examination.
However, it appears that the Written Agreement will remain in place until at least the next examination.

  In December, 1994, the FDIC and the Commissioner completed field work related to their examination of the Merchants Trust Company as of September 26, 1994. On February 17, 1995 the Trust Company entered into a Memorandum of Understanding (MOU) with the FDIC and the Commissioner to affect corrective actions relating to certain operating, technical and regulatory issues. In December, 1995, the FDIC and the Commissioner completed the field work related to their examination of the Merchants Trust Company as of November 6, 1995.
It appears that the MOU will remain in place until at least the next examination.




NOTE 2:  RECENT ACCOUNTING DEVELOPMENTS

  In March, 1995 the FASB issued SFAS No. 121, "Accounting for the
Impairment of Long-Lived Assets and for Long-Lived Assets To Be
Disposed Of." This statement requires a review for impairment of long-lived assets and certain identifiable intangibles to be held and used by an entity when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. An impairment loss would be recognized if the sum of the future cash flows expected to result from the use and eventual disposition of the asset is less than the carrying amount of the asset. The amount by which the carrying amount of the asset exceeds the asset's fair value is the total impairment loss to be recognized. The statement also requires that for certain long-lived assets to be disposed of, the amount by which the carrying amount of the asset exceeds the fair value less costs to sell, is an impairment loss to be recognized. This statement does not apply to financial instruments, core deposit intangibles, mortgage and other servicing rights, or deferred tax assets. The Bank adopted to adopt this new standard on January 1, 1996. The adoption of this standard did not have an impact on the Bank's consolidated financial condition and results of operations as of March 31, 1996.

  On January 1, 1996, the Bank adopted SFAS No. 122, "Accounting for Mortgage Servicing Rights." This statement requires the recognition of a separate asset for the rights to service mortgage loans for others regardless of how those servicing rights were created. SFAS No. 122 will impact the Bank as fixed rate loan originations having terms in excess of 15 years are generally sold in the secondary mortgage market with servicing of a related loan retained by the Bank. In such cases, the Bank is required to allocate a portion of the cost of the loan to mortgage servicing rights and the loan. The value of such servicing rights are to be periodically assessed for impairment based on the fair value of those rights. The effect of the adoption of this statement did not have a significant impact on earnings for the first quarter of 1996.

NOTE 3:  RESTRUCTURING
The Company began a restructuring project during the latter half of 1995 to reduce ongoing operating costs and increase noninterest income. As a result, the Bank implemented a plan during the fourth quarter of 1995 to reduce its workforce by approximately 250 employees.
     In conjunction with the restructuring project the Company engaged a consulting firm to assist in the identification of possible workforce reductions and the implementation of the restructure plan. The fee earned by these consultants is, in part, contingent upon actual future operating cost reductions and the increase in noninterest income. The company remains subject to an agreement with these consultants whereby the Company is required to remit additional funds to the consultants in the event actual cost reductions and increases in noninterest income in 1996 exceed the amounts anticipated. No additional expenses related to these consultants' fees have been realized during the quarter ended March
31, 1996.

NOTE 4: BRANCH SALE

On January 12, 1996, the Passumpsic Savings Bank purchased approximately $6 million in loans and assumed approximately $8 million in deposits of the Bank's branch located in Danville, VT.
The Bank received an 8% premium on deposits totalling $653,000 in accordance with the purchase and assumption agreement.
Additionally, the Bank wrote off $301,000 of its core deposit intangible and recognized a loss of $53,000 on the sale of fixed assets directly related to the branch sale.

NOTE 5: REFUND OF VERMONT FRANCHISE TAXES

During the first quarter of 1996 the Bank recognized income related to refunds of its 1993 and 1994 Vermont Franchise Taxes of $240,332 and $287,438, respectively, in the first quarter of 1996.

              MERCHANTS BANCSHARES, INC

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS
  All adjustments necessary for a fair statement of the three months ended March 31, 1996 and 1995 have been included in the financial statements. The information was prepared from the books of Merchants Bancshares, Inc. and its subsidiaries, the Merchants
Bank and Merchants Properties, Inc., without audit.
  In the ordinary course of business, the Merchants Bank makes commitments for possible future extensions of credit. On March 31, 1996, the Bank was obligated for $6,415,851 of standby letters of credit. No losses are anticipated in connection with these commitments.

RESULTS OF OPERATIONS
1.  ANALYSIS OF QUARTERLY STATEMENTS OF OPERATIONS
  The net income for the first quarter of 1996 was $1,139,171, compared to net income for the same period a year earlier of $38,632. On a per share basis, the 1996 net income represented
$.32 per share compared to $.01 for 1995. First quarter net interest income before the provision for possible loan losses was $6,618,601 in 1996 as compared to $6,488,349 for the year earlier quarter. This increase is due to the reduction in interest expense on capital notes and other borrowings resulting from the prepayment of debt during the fourth quarter of 1995 and the first quarter of 1996. The provision for possible loan losses totalled $900,000 for the first quarter of 1996 compared to $2,700,000 for the same quarter in 1995, due to a healthier loan portfolio after substantial writeoffs and non-performing asset sales during 1995.

  Total non-interest expenses are up approximately 6% from the same quarter a year ago due primarily to additions to the valuation
reserve for other real estate owned.   The Company recognized
$216,000 and $240,000 in low income housing tax credits during each of the quarters ended March 31, 1996 and 1995, respectively, representing the amount of the income tax credits earned during the those quarters.  The recognition of these low income housing tax credits has reduced the Company's effective tax rate from 34% to
20% at March 31, 1996.

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

   The more significant factors considered in the evaluation of the adequacy of the RPLL based on the analysis of general and specific credit risk include:

            Status of impaired loans as defined under SFAS No.114
            Status of non-performing loans
            Status of adversely-classified credits
            Historic charge-off experience by major loan category
            Size and composition of the loan portfolio
            Concentrations of credit risk
            Renewals and extensions
            Current local and general economic conditions and trends
            Loan growth trends in the portfolio
            Off balance sheet credit risk relative to commitments to lend

   Loans deemed impaired totaled $19.8 million. Impaired loans have been allocated $1.9 million of the RPLL.

   Overall, management maintains the RPLL at a level deemed to be adequate, in light of historical, current and prospective factors, to reflect the level of risk in the loan portfolio.

NON-PERFORMING ASSETS

   The following tables summarize the Bank's non-performing assets.
The first table shows balances of non-performing assets at March
31, 1996 separately stating assets covered by a loss sharing arrangement related to the acquisition of the NFNBV On June 4, 1993. The terms of the Purchase and Assumption Agreement related to the purchase of NFNBV require that the FDIC pay the Bank 80% of net charge-offs up to $41,100,000 on any loans that qualify as loss sharing loans for a period of three years from the date of the acquisition. If net charge offs on qualifying loss sharing loans exceed $41,100,000 during the three year period, the FDIC is required to pay 95% of such qualifying charge offs. This arrangement significantly reduces the exposure that the Bank faces on NPA that are covered by loss sharing. As of March 31, 1996, NPA covered by loss sharing totaled $4,979,000. The aggregate amount of loans covered by the loss sharing arrangement at March 31, 1996 totaled $56,392,000.


 NPA                Regular     Loss Sharing        Total
(000's omitted)     Assets        Assets

Nonaccrual Loans   $12,798        $4,190            $16,988

Restructured
Loans               $2,642            $0             $2,642

Loans past due 90
days or more and
still accruing        $192            $0               $192

Other Real Estate
Owned               $3,909          $789             $4,698


Total              $19,541        $4,979            $24,520


   Note: Included in nonaccrual loans are certain loans whose terms have been substantially modified in troubled debt restructuring.


The second table shows total nonperforming assets as of December
31, 1995 and March 31, 1996:


NPAs (000's ommited)     December 31, 1995       March 31, 1996


Nonaccrual Loans             $25,617                $16,988

Loans past due 90
days or more and
still accruing                  $237                   $192


Restructured Loans            $1,430                 $2,642


Total Non-performing
Loans                        $27,284                $19,822


Other Real Estate
Owned                         $7,772                 $4,698


Total Non-performing
Assets                       $35,056                $24,520


   Note: Included in nonaccrual loans are certain loans whose terms have been substantially modified in troubled debt restructuring.


Ratios                      December 31, 1995    March 31, 1996


Percentage of Non-performing
Loans to Total Loans                6.06%            4.74%

Percentage of Non-performing
Assets to Total Loans plus
Other Real Estate Owned             7.66%            5.79%

Percentage of RPLL to Total Loans   3.61%            3.68%

Percentage of RPLL to NPL          59.50%           77.77%

Percentage of RPLL to NPA          46.31%           62.87%


   Non-performing Loans (NPL) and Non-performing Assets (NPA) decreased by $7.5 million and $10.6 million, respectively, from December 31, 1995 to March 31, 1996. The decrease was due to management's continuing review of the portfolio and actions taken in an effort to diminish any loss exposure.

   As previously mentioned, the loss sharing arrangement reduces the exposure the Company faces on NPL. Adjusting the NPL total for the 80% FDIC coverage on qualifying loss sharing loans results in significantly larger RPLL to NPL ratios. The loss sharing, adjusted ratios of RPLL to NPL at December 31, 1995 and March 31, 1996 were 77% and 94%, respectively. This level of coverage is considered adequate based upon management's evaluation of known and inherent risks in the portfolio. Approximately 85% of the NPL are secured by real estate which significantly reduces the Company's exposure to loss. Based upon the combination of loss sharing coverage of some of the NPL, the secured nature of a significant portion of the NPL, strengthening in the local real estate market, and management's assessment of the current and prospective level of risk in the loan portfolio, the balance of the RPLL is considered adequate at March 31, 1996.

DISCUSSION OF EVENTS AFFECTING NPA:

   Significant events affecting the categories of NPA are discussed below:

Nonaccrual Loans:

   Nonaccrual loans (NAL) decreased $8.6 million during the first quarter of 1996. A review of the more significant NAL relationships noted transfers to NAL for the quarter were approximately $1.0 million.
This amount was offset by approximately $1.0 million in payments and pay-offs; $1.4 million in charge-offs; and $6.0 million in loans returned to accrual status.

Restructured Loans:

   Restructured loans increased $1.2 million, during the first quarter. The increase was attributable to $5.6 million in restructured loans transferred out of NAL; offset by $4.7 million in loans transferred out of TDR status, as a result of performance at a market rate of interest.

Other Real Estate Owned:

   OREO decreased $3.1 million from December 31, 1995 to March 31,
1996. The majority of the decrease can be attributed write-downs of OREO properties of $1.9 million. Write-downs were made to reduce the carrying value of these properties to market value.
In addition the sale of one property for 1.7 million occurred during the first quarter. The remainder of the change was due to additions and sales of properties, with lower carrying values.



                                                      MERCHANTS BANCSHARES, INC
                                                      SUPPLEMENTAL INFORMATION
                                                      (UNAUDITED)


                                                   THREE MONTHS ENDED
                                        MARCH 31, 1996         MARCH 31, 1995

Fully Taxable Equivalent               AVERAGE   AVERAGE      AVERAGE   AVERAGE
Includes Fees on Loans                 BALANCE    RATE        BALANCE    RATE
                                    -----------   -------   -----------  ------
INTEREST EARNING ASSETS
 Taxable Investments               $  98,313,831   6.36%  $  93,828,565   5.18%
 Loans                               431,928,491   9.62%    509,306,439   9.31%
 Federal Funds Sold                    6,126,703   5.48%      2,212,777   5.94%
                                     -----------   ----     -----------   ----
Total Interest Earning Assets      $ 536,369,025   8.98%  $ 605,347,781   8.66%
                                     ===========   ====     ===========   ====

INTEREST BEARING LIABILITIES
 Savings, NOW & Money Market
  Deposits                         $ 271,513,003   3.09%  $ 285,104,635   3.19%
 Time Deposits                       177,543,618   5.72%    195,756,010   4.99%
                                     -----------   ----     -----------   ----
    Total Savings and Time Deposits  449,056,621   4.14%    480,860,645   3.92%
 Federal Funds Purchased & Securities Sold
    Under Agreements to Repurchase       717,777   5.44%      3,738,529   4.63%
 Other Borrowed Funds                 13,804,436   7.32%     56,114,461   7.96%
                                     -----------   ----     -----------   ----
Total Interest Bearing Liabilities   463,578,834   4.24%    540,713,635   4.34%

Other Liabilities & Stockholders' Equity
 (Net of Non-Interest Earning Assets) 72,790,191             64,634,146
                                     -----------            -----------
Total Liabilities & Stockholders' Equity
 (Net of Non-Interest Earning
   Assets)                         $ 536,369,025          $ 605,347,781
                                     ===========            ===========
Rate Spread                                        4.74%                  4.31%
                                                   ====                   ====
Net Yield on Interest Earning Asset                5.32%                  4.78%
                                                   ====                   ====

                              MERCHANTS BANCSHARES, INC.
                    INTEREST MANAGEMENT AND OPERATING EXPENSE ANALYSIS
                               (TAXABLE EQUIVALENT BASIS)
                                 QUARTER ENDED          YEAR ENDED           QUARTER ENDED
                                   03/31/96              12/31/95              03/31/95
      Total Average Assets    $597,851,656          $642,487,000          $676,086,553
   ------------------------    --------------------- --------------------- ---------------------
                                 AMOUNT      % OF      AMOUNT      % OF      AMOUNT      % OF
                                            ASSETS                ASSETS                ASSETS
      INTEREST MANAGEMENT
     Interest Income (T.E.)    $11,539,319     7.72% $49,109,437     7.64% $12,430,377     7.11%
   --------------------------- --------------------- --------------------- ---------------------
        Interest Expense         4,858,387     3.25%  23,001,635     3.58%   5,872,027     3.36%
   --------------------------- --------------------- --------------------- ---------------------
   Net Int before Prov (T.E.)   $6,680,932     4.47% $26,107,802     4.06%  $6,558,350     3.75%
   --------------------------- --------------------- --------------------- ---------------------
      Prov for Loan Losses         900,000     0.60%  12,100,000     1.88%   2,700,000     1.54%
   --------------------------- --------------------- --------------------- ---------------------

     Net Int. Income (T.E.)     $5,780,932     3.87% $14,007,802     2.18%  $3,858,350     2.21%
   --------------------------- --------------------- --------------------- ---------------------
     NET OPERATING EXPENSE
     Non-Interest Expense:
           Personnel            $2,909,171     1.95% $13,433,905     2.09%  $3,501,103     2.00%
   --------------------------- ------------------------------------------- ---------------------
           Occupancy               582,081     0.39%   2,177,612     0.34%     602,526     0.34%
   --------------------------- --------------------- --------------------- ---------------------
           Equipment               507,176     0.34%   2,068,991     0.32%     523,010     0.30%
   --------------------------- --------------------- --------------------- ---------------------
             Other               3,646,722     2.44%  15,974,501     2.49%   2,554,075     1.46%
   --------------------------- --------------------- --------------------- ---------------------
             Total              $7,645,150     5.12% $33,655,009     5.24%  $7,180,714     4.10%
   --------------------------- --------------------- --------------------- ---------------------
   Less Non-Interest Income:
         Fees on Loans            $727,223     0.49%  $2,491,825     0.39%    $692,617     0.40%
   --------------------------- --------------------- --------------------- ---------------------
     Service Charges on Dep        846,784     0.57%   3,183,525     0.50%     785,206     0.45%
   --------------------------- --------------------- --------------------- ---------------------
             Other               2,065,829     1.38%   6,631,552     1.03%   1,425,110     0.81%
   --------------------------- --------------------- --------------------- ---------------------
             Total              $3,639,836     2.44% $12,306,902     1.92%  $2,902,933     1.66%
   --------------------------- --------------------- --------------------- ---------------------
     Net Operating Expense      $4,005,314     2.68% $21,348,107     3.32%  $4,277,781     2.45%
   --------------------------- --------------------- --------------------- ---------------------

            SUMMARY
      Net Interest Income       $5,780,932     3.87% $14,007,802     2.18%  $3,858,350     2.21%
   --------------------------- --------------------- --------------------- ---------------------
    Less Net Operating Exp.     $4,005,314     2.68% $21,348,107     3.32%  $4,277,781     2.45%
   --------------------------- --------------------- --------------------- ---------------------
      Profit Before Taxes       $1,775,618     1.19% ($7,340,305)   -1.14%   ($419,431)   -0.24%
   --------------------------- --------------------- --------------------- ---------------------

       NET PROFIT (LOSS)        $1,369,171     0.92% ($3,841,939)   -0.60%     $38,632     0.02%
   --------------------------- --------------------- --------------------- ---------------------


                                              13

                        MERCHANTS BANCSHARES, INC.
                             MARCH 31, 1996


PART II - OTHER INFORMATION

Item 1 - Legal Proceedings
     Reference is made to the Form 10-K filed for the year ended
December 31, 1995 for disclosure to current legal proceedings against the Company, the Bank, the Merchants Trust Company and certain directors and trustees of the companies. No substantative changes in those proceedings have occured.

Item 2 - Changes in Securities - NONE

Item 3 - Defaults upon Senior Securities - NONE

Item 4 - Submission of Matters to a Vote of Security Holders  -
         NONE

Item 5 - Other Issues - NONE

Item 6 - Exhibits and Reports on Form 8-K - NONE































                        MERCHANTS BANCSHARES, INC.

                                 FORM 10-Q

                               MARCH 31, 1996

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


                                   Merchants Bancshares, Inc.


                                    \s\ Joseph L Boutin
                                   Joseph L Boutin, President


                                    \s\ Janet P Spitler
                                   Janet P Spitler, Treasurer


                                   May 10, 1996
                                   Date