Form 10-Q
period 1996-06-30
MERCHANTS BANCSHARES INC
filed 1996-08-13
CIK 726517

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549



                                 FORM 10-Q

             QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                      SECURITIES EXCHANGE ACT OF 1934


                    FOR THE QUARTER ENDED JUNE 30, 1996
                      COMMISSION FILE NUMBER 0-11595


                        MERCHANTS BANCSHARES, INC.
                         (A DELAWARE CORPORATION)
                  EMPLOYER IDENTIFICATION NO. 03-0287342


                164 College Street,  Burlington,  VT  05401

                        Telephone:  (802) 658-3400


Indicate by check mark whether the registrant has filed all reports required to be filed by section 13 or 15(D) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and has been subject to such filing requirement for the past 90 days.

                             YES  X    NO


4,290,342 Shares Common Stock $.01 Par Outstanding June 30, 1996




                        MERCHANTS BANCSHARES, INC.

                            INDEX TO FORM 10-Q


PART I
 ITEM 1  FINANCIAL STATEMENTS
         Consolidated Balance Sheets
          June 30, 1996 and 1995 and December 31, 1995          1

         Consolidated Statements of Operations
          For the three months ended June 30, 1996 and 1995
          and the six months ended June 30, 1996 and 1995      2

         Consolidated Statement of Stockholders' Equity
          For the six months ended June 30, 1996 and 1995
          and the year ended December 31, 1995                 3

         Footnotes to Financial Statements as of
          June 30, 1996                                      4-5

 ITEM 2  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                6-13

PART II - OTHER INFORMATION
 ITEM 1  Legal Proceedings                                  14-15

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

                                          MERCHANTS BANCSHARES, INC.
                                         CONSOLIDATED BALANCE SHEETS
                                                             UNAUDITED
                                                        JUNE 30     DECEMBER 31
  ASSETS                                                  1996          1995
   Cash and Due from Banks                          $  26,615,598 $  38,366,772
   Trading Securities                                     500,000       500,000
   Investments:
     Debt Securities Available for Sale             $ 107,817,247 $  97,943,234
     Debt Securities Held to Maturity                           0             0
     Marketable Equity Securities                         310,017       309,508
                                                      ------------  ------------
        Total Investments                           $ 108,127,264 $  98,252,742
   Loans                                              399,586,380   449,724,017
           Reserve for possible loan losses            15,630,815    16,234,481
                                                      ------------  ------------
     Net Loans                                      $ 383,955,565 $ 433,489,536
   Federal Home Loan Bank Stock                         2,299,900     3,174,400
   Federal Funds Sold                                  13,500,000             0
   Bank Premises and Equipment, Net                    13,396,043    12,454,708
   Investments in Real Estate Limited Partnerships      2,871,755     3,141,245
   Other Real Estate Owned                              2,617,134     7,772,067
   Other Assets                                        15,054,983    17,896,993
                                                     ------------  ------------
        Total Assets                                $ 568,938,242 $ 615,048,463
 LIABILITIES                                         ============  ============
   Deposits:
     Demand                                         $  78,023,584 $  85,417,465
     Savings, NOW and Money Market Accounts           258,301,047   278,241,601
     Time Certificates of Deposit $100,000 and Over    21,322,033    20,473,321
     Other Time                                       149,651,980   160,381,588
                                                      ------------  ------------
        Total Deposits                              $ 507,298,644 $ 544,513,975
   Demand Note Due U/S Treasury                         3,679,290     5,335,422
   Other Liabilities                                    9,727,302     9,525,446
                                                      ------------  ------------
        Total Liabilities                           $ 520,705,236 $ 559,374,843
   Long-Term Debt                                       6,422,423    15,424,757
  STOCKHOLDERS' EQUITY
   Common Stock, $.01 Par Value                            44,346        44,346
      Shares Authorized                   4,700,000
      Outstanding, Current Year           4,290,342
                   Previous Year          4,290,342
   Preferred Stock Class A Non-Voting
       Authorized - 200,000, Outstanding 0                                    0
   Preferred Stock Class B Voting
       Authorized - 1,500,000, Outstanding 0                    0             0
   Treasury Stock (At Cost) - 144,278                  (2,037,927)   (2,037,927)
   Surplus                                             33,154,407    33,154,407
   Undivided Profits                                   11,534,229     8,620,881
   Unrealized Gain (Loss) on Securities
      Available For Sale                                 (884,472)      467,156
                                                      ------------  ------------
        Total Stockholders' Equity                  $  41,810,583 $  40,248,863
        Total Liabilities and                          -----------  ------------
         Stockholders' Equity                       $ 568,938,242 $ 615,048,463
                                                      ============  ============
  Book Value Per Common Share                               $9.75         $9.38
                                                          =======       =======
  Note: As of June 30, 1996, the Bank had off-balance sheet liabilities in the form of standby letters of credit to customers in the amount of $6,448,915.
                                        1

                                        THE MERCHANTS BANCSHARES, INC.
                                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                                 UNAUDITED

                                            QUARTER ENDED JUNE 30,                   SIX MONTHS ENDED JUNE 30,
Interest Income                             1996               1995                  1996               1995
 Interest on Loans                    $    9,509,647     $   11,382,447        $   19,348,224     $   22,497,538
 Investment Income:
   Obligations of U.S. Government          1,635,549            979,656             3,136,253          1,984,741
 Other                                        48,104            216,097               102,294            423,425
 Federal Funds Sold                           71,162             78,999               154,679            111,871
                                        -------------      -------------         -------------      -------------
                                      $   11,264,462     $   12,657,199        $   22,741,450     $   25,017,575
                                        -------------      -------------         -------------      -------------
Interest Expense
Interest on Deposits                  $    4,439,997     $    4,955,413        $    9,028,484     $    9,723,543
  Interest on Capital Notes
    and Other Borrowings                     202,214          1,691,337               472,114          2,795,234
                                        -------------      -------------         -------------      -------------
                                      $    4,642,211     $    6,646,750        $    9,500,598     $   12,518,777
                                        -------------      -------------         -------------      -------------
Net Interest Income                   $    6,622,251     $    6,010,449        $   13,240,852     $   12,498,798
 Provision for Possible Loan Losses          900,000          7,600,000             1,800,000         10,300,000
                                        -------------      -------------         -------------      -------------
 Net Interest Income after
  Provision for Loan Losses           $    5,722,251     $   (1,589,551)       $   11,440,852     $    2,198,798
                                        -------------      -------------         -------------      -------------
Other Income
 Fees on Loans                        $      725,746     $      704,054        $    1,452,969     $    1,396,671
 Service Charges on Deposits                 831,587            808,905             1,678,371          1,594,111
 Gain (Loss) on Sale of Investments                0             88,048                90,026            336,695
 Gain on Branch Sale                               0                  0               299,071                  0
 Refund of VT Franchise Tax                  271,643                  0               799,413                  0
 Other                                       611,410          1,196,917             1,760,372          2,373,380
                                        -------------      -------------         -------------      -------------
  Total Other Income                  $    2,440,386     $    2,797,924        $    6,080,222     $    5,700,857
                                        -------------      -------------         -------------      -------------
Other Expenses
 Salaries and Wages                   $    1,974,881     $    2,688,184        $    4,293,720     $    5,485,765
 Employee Benefits                           489,678            733,748             1,080,010          1,437,270
 Occupancy Expense, Net                      519,727            500,958             1,101,808          1,103,484
 Equipment Expense                           482,006            519,298               989,182          1,042,308
 Equity in Losses of Real Estate
  Limited Partnerships                       213,507            186,400               498,066            372,800
 Expenses - Other Real Estate Owned          735,763          1,102,458             2,274,947          1,581,684
 Other                                     1,763,841          2,260,145             3,586,820          4,148,594
                                        -------------      -------------         -------------      -------------
  Total Other Expenses                $    6,179,403     $    7,991,191        $   13,824,553     $   15,171,905
                                        -------------      -------------         -------------      -------------
Income (Loss) before Income Taxes     $    1,983,234     $   (6,782,818)       $    3,696,521     $   (7,272,250)
  Provision (Benefit) for Income Taxes       439,053         (2,731,682)              783,169         (3,259,745)
                                        -------------      -------------         -------------      -------------
Net Income (Loss)                     $    1,544,181     $   (4,051,136)       $    2,913,352     $   (4,012,505)
                                        =============      =============         =============      =============
Per Common Share Net Income (Loss)    $         0.36     $        -0.95        $         0.68     $        -0.94
                                        =============      =============         =============      =============
Weighted Average Common Shares
 Outstanding                               4,290,342          4,262,462             4,290,342          4,247,770
                                                         2                                        2

                                   MERCHANTS BANCSHARES, INC.
                            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                              FOR THE YEAR ENDED DECEMBER 31, 1995 AND
                                THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                             UNAUDITED

                                                                                        Net
                                                                           Unrealized
                                                                           Depreciation   Total
                               Common               Undivided   Treasury    of Invest    Equity
                                Stock    Surplus     Profits      Stock    Securities    Capital
                               ------  --------     --------    -------     ----------  -------
Balance - December 31, 1994  $42,429 $30,647,120 $12,462,820 $  (178,730)$  (673,669)$42,299,970
   Net Loss                        --      --     (4,012,504)     --          --      (4,012,504)
   Sale of Treasury Stock          --      --          --         178,730      --         178,730
   Issuance of Common Stock       474     470,796      --          --          --         471,270
   Net Change in Unrealized
    Appreciation (Depreciation)
    of Investment Securities       --      --          --          --         757,652     757,652
                               ------  ----------   ---------   ---------     -------  ----------
 Balance - June 30, 1995      $42,903 $31,117,916 $ 8,450,316 $         0 $    83,983 $39,695,118
   Net Loss                                           170,561      --          --         170,561
   Purchase of Treasury Stock      --     (44,598)     --      (2,037,927)     --      (2,082,525)
   Issuance of Common Stock     1,443   2,081,089      --          --          --       2,082,532
   Net Change in Unrealized
    Appreciation (Depreciation)
    of Investment Securities                                                  383,173     383,173
                               ------  ----------   ---------   ---------     -------  ----------
 Balance - December 31, 1995  $44,346 $33,154,407 $ 8,620,877 $(2,037,927)$   467,156 $40,248,859
   Net Income                                       2,913,352                           2,913,352
   Net Change in Unrealized
    Appreciation (Depreciation)
    of Investment Securities                                               (1,351,628) (1,351,628)
                               ------  ----------   ---------   ---------     -------  ----------
 Balance - June 30, 1996      $44,346 $33,154,407 $11,534,229 $(2,037,927)$  (884,472)$41,810,583
                               ======  ==========   =========   =========     =======  ==========





                                                   3



                         MERCHANTS BANCSHARES, INC
                             JUNE 30, 1996

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

In June, 1996, the FDIC and the Commissioner completed the field work related to their most recent examination of the Bank as of March 31, 1996. Based on this examination, and actions taken by the Bank in response to regulators' suggestions and directions, management believes the Bank is in substantial compliance with the MOU as of June 30, 1996.

In December, 1994, the FDIC and the Commissioner completed field work related to their examination of the Merchants Trust Company as of September 26, 1994. On February 17, 1995 the Trust Company entered into a Memorandum of Understanding (MOU) with the FDIC and the Commissioner to affect corrective actions relating to certain operating, technical and regulatory issues. In June, 1996, the FDIC and the Commissioner completed the field work related to their most recent examination of the Merchants Trust Company as of March 31, 1996. Based on the examination and actions taken by the Trust Company in response to regulators' suggestions and directions, management believes the Trust Company is in substantial compliance with the MOU as of June 30, 1996.

In February, 1994, the Company and the Federal Reserve entered into an agreement. Under this agreement, among other things, the Company may not declare or pay a dividend or incur any debt without the approval of the Federal Reserve. The Company operated under the agreement beginning in February 1994 until the removal of the agreement on June 3, 1996.

NOTE 2:  RECENT ACCOUNTING DEVELOPMENTS

In March, 1995 the FASB issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of." This statement requires a review for impairment of long-lived assets and certain identifiable intangibles to be held and used by an entity when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. An impairment loss would be recognized if the sum of the future cash flows expected to result from the use and eventual disposition of the asset is less than the carrying amount of the asset. The amount by which the carrying amount of the asset exceeds the asset's fair value is the total impairment loss to be recognized. The statement also requires that for certain long-lived assets to be disposed of, the amount by which the carrying amount of the asset exceeds the fair value less costs to sell, is an impairment loss to be recognized. This statement does not apply to financial instruments, core deposit intangibles, mortgage and other servicing rights, or deferred tax assets. The Bank adopted this new standard on January 1, 1996. There was no impact on the Bank's consolidated financial condition and results of operations upon adoption as of June 30, 1996.

On January 1, 1996, the Bank adopted SFAS No. 122, "Accounting for Mortgage Servicing Rights." This statement requires the recognition of a separate asset for the rights to service mortgage loans for others regardless of how those servicing rights were created. The value of such servicing rights are to be periodically assessed for impairment based on the fair value of those rights. The effect of the adoption of this statement did not have a significant impact on earnings in the first or second quarters of 1996.

NOTE 3:  RESTRUCTURING

The Company began a restructuring project during the latter half of 1995 to reduce ongoing operating costs and increase noninterest income. As a result, the Bank implemented a plan during the fourth quarter of 1995 to reduce its workforce by approximately 250 employees.

In conjunction with the restructuring project the Company engaged a consulting firm to assist in the identification of possible workforce reductions and the implementation of the restructure plan. The fee earned by these consultants is, in part, contingent upon actual future operating cost reductions and the increase in noninterest income. The Company remains subject to an agreement with these consultants whereby the Company is required to remit additional funds to the consultants in the event actual cost reductions and increases in noninterest income in 1996 exceed the amounts anticipated. An additional $39,167 in expenses related to these consultants' fees have been realized during the quarter ended June 30, 1996.


NOTE 4: REFUND OF VERMONT FRANCHISE TAXES

During the second quarter of 1996 the Bank recognized income related to a refund of its 1995 Vermont Franchise Taxes of $271,643.

                           5

                MERCHANTS BANCSHARES, INC

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
All adjustments necessary for a fair statement of the six months ended June 30, 1996 and 1995 have been included in the financial statements. The information was prepared from the books of Merchants Bancshares, Inc. (the Company) and its subsidiaries, the Merchants Bank (the Bank) and Merchants Properties, Inc., without audit.

In the ordinary course of business, the Merchants Bank makes commitments for possible future extensions of credit. On June 30, 1996, the Bank was obligated for $6,448,915 of standby letters of credit. No losses are anticipated in connection with these commitments.

RESULTS OF OPERATIONS
Net income for the second quarter of 1996 was $1,544,181, compared to a net loss for the same period a year earlier of ($4,051,136). Second quarter 1996 net income represents $.36 per share compared to a net loss of ($.95) per share for the second quarter of 1995. Second quarter net interest income before the provision for possible loan losses was $6,622,251 in 1996 as compared to $6,010,449 for the year earlier quarter. This increase is due primarily to two factors. The Bank has seen its portfolio of nonaccruing and past due loans decrease to $17 million at June 30, 1996 from $44 million at June 30, 1995. This $27 million decrease in nonperforming loans has had a significant impact on the Company's net interest income. Additionally, the Bank has been able to increase the yield on its investment portfolio to 6.27% at June 30, 1996 from 5.32% at June 30, 1995. This 95 basis point increase in yield has also contributed to the the Bank's net
interest income.   The provision for possible loan losses totalled
$900,000 for the second quarter of 1996 compared to $7,600,000 for the same quarter in 1995, due to a healthier loan portfolio achieved through substantial writeoffs and non-performing asset sales during 1995.

Total non-interest expenses are down approximately $1.8 million
(26%) from the same quarter a year earlier. During the third quarter of 1995 the Bank began a restructuring project. As a result of the restructuring the Bank has reduced its workforce from 447 full time equivalent employees at June 30, 1995 to 243 at June 30, 1996. This has translated into a reduction in salaries and related expenses of $958 thousand (28%). Additionally, the Bank has aggressively worked to decrease its portfolio of foreclosed assets and has decreased the Other Real Estate (ORE) portfolio to $2.6 million at June 30, 1996 from $7.7 million at December 31, 1995. This decrease in ORE resulted in a decrease in expenses related to ORE of $367 thousand (33%).

INCOME TAXES
The Company recognized $216,000 and $240,000 in low income housing tax credits during each of the quarters ended June 30, 1996 and 1995, respectively, representing the amount of the income tax credits earned during the those quarters. The recognition of these low income housing tax credits has reduced the Company's effective tax rate from 34% to 20% at June 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity, as it pertains to banking, can be defined as the ability to generate cash in the most economical way to satisfy loan demand, deposit withdrawal demand, and to meet other business opportunities which require cash. The Bank has a number of sources of liquid funds, among them are: the ability to draw on $80 million overnight repurchase agreements; $12 million in Federal Funds lines of credit; a $15 million overnight line of credit with the Federal Home Loan Bank, as well as $38 million in estimated additional borrowing capacity with the Federal Home Loan Bank.


The schedules on the following pages analyze interest and overhead management in relation to total average assets and the yield analysis for the periods reported.

                                       8

                              MERCHANTS BANCSHARES, INC.
                    INTEREST MANAGEMENT AND OPERATING EXPENSE ANALYSIS
                               (TAXABLE EQUIVALENT BASIS)
                                 QUARTER ENDED          YEAR ENDED           QUARTER ENDED
                                   06/30/96              12/31/95              06/30/95
      Total Average Assets    $572,441,171          $642,487,000          $651,245,049
   ------------------------    --------------------- --------------------- ---------------------
                                 AMOUNT      % OF      AMOUNT      % OF      AMOUNT      % OF
                                            ASSETS                ASSETS                ASSETS
      INTEREST MANAGEMENT
     Interest Income (T.E.)    $11,298,995     7.87% $49,109,437     7.64% $12,700,857     7.80%
   --------------------------- --------------------- --------------------- ---------------------
        Interest Expense         4,642,211     3.23%  23,001,635     3.58%   6,646,750     4.08%
   --------------------------- --------------------- --------------------- ---------------------
   Net Int before Prov (T.E.)   $6,656,784     4.64% $26,107,802     4.06%  $6,054,107     3.72%
   --------------------------- --------------------- --------------------- ---------------------
      Prov for Loan Losses         900,000     0.63%  12,100,000     1.88%   7,600,000     4.67%
   --------------------------- --------------------- --------------------- ---------------------
     Net Int. Income (T.E.)     $5,756,784     4.01% $14,007,802     2.18% ($1,545,893)   -0.95%
   --------------------------- --------------------- --------------------- ---------------------
     NET OPERATING EXPENSE
     Non-Interest Expense:
           Personnel            $2,464,559     1.72% $13,433,905     2.09%  $3,421,932     2.10%
   --------------------------- ------------------------------------------- ---------------------
           Occupancy               519,727     0.36%   2,177,612     0.34%     500,958     0.31%
   --------------------------- --------------------- --------------------- ---------------------
           Equipment               482,006     0.34%   2,068,991     0.32%     519,298     0.32%
   --------------------------- --------------------- --------------------- ---------------------
             Other               2,713,111     1.89%  15,974,501     2.49%   3,549,003     2.18%
   --------------------------- --------------------- --------------------- ---------------------
             Total              $6,179,403     4.31% $33,655,009     5.24%  $7,991,191     4.91%
   --------------------------- --------------------- --------------------- ---------------------
   Less Non-Interest Income:
         Fees on Loans            $725,746     0.51%  $2,491,825     0.39%    $704,054     0.43%
   --------------------------- --------------------- --------------------- ---------------------
     Service Charges on Dep        831,587     0.58%   3,183,525     0.50%     808,905     0.50%
   --------------------------- --------------------- --------------------- ---------------------
             Other                 883,053     0.62%   6,631,552     1.03%   1,284,965     0.79%
   --------------------------- --------------------- --------------------- ---------------------
             Total              $2,440,386     1.70% $12,306,902     1.92%  $2,797,924     1.72%
   --------------------------- --------------------- --------------------- ---------------------
     Net Operating Expense      $3,739,017     2.61% $21,348,107     3.32%  $5,193,267     3.19%
   --------------------------- --------------------- --------------------- ---------------------

            SUMMARY
      Net Interest Income       $5,756,784     4.01% $14,007,802     2.18% ($1,545,893)   -0.95%
   --------------------------- --------------------- --------------------- ---------------------
    Less Net Operating Exp.     $3,739,017     2.61% $21,348,107     3.32%  $5,193,267     3.19%
   --------------------------- --------------------- --------------------- ---------------------
      Profit Before Taxes       $2,017,767     1.41% ($7,340,305)   -1.14% ($6,739,160)   -4.14%
   --------------------------- --------------------- --------------------- ---------------------

       NET PROFIT (LOSS)        $1,544,181     1.08% ($3,841,939)   -0.60% ($4,051,135)   -2.49%
   --------------------------- --------------------- --------------------- ---------------------








                                               9

                                                             MERCHANTS BANCSHARES, INC
                                                             SUPPLEMENTAL INFORMATION
                                                                   (UNAUDITED)

                                                   THREE MONTHS ENDED                            SIX MONTHS ENDED
                                             JUNE 30, 1996          JUNE 30, 1995          JUNE 30, 1996          JUNE 30, 1995

Fully Taxable Equivalent                    AVERAGE   AVERAGE      AVERAGE   AVERAGE      AVERAGE   AVERAGE      AVERAGE   AVERAGE
Includes Fees on Loans                      BALANCE    RATE        BALANCE    RATE        BALANCE    RATE        BALANCE    RATE
                                         -----------   -------   -----------  -------  -----------   -------   -----------  ------
INTEREST EARNING ASSETS
 Taxable Investments                    $ 107,599,722   6.27%  $  89,948,218   5.32%    103,793,608   6.06%  $  86,067,872   5.61%
 Loans                                    412,949,411   9.94%    504,512,003   9.55%    422,635,213   9.84%    499,717,562   9.53%
 Federal Funds Sold                         5,401,114   5.30%      3,765,729   5.74%      5,761,701   5.38%      5,318,681   4.21%
                                          -----------   ----     -----------   ----     -----------   ----     -----------   ----
Total Interest Earning Assets           $ 525,950,247   9.14%  $ 598,225,950   8.89%    532,190,522   9.05%  $ 591,104,115   8.91%
                                          ===========   ====     ===========   ====     ===========   ====     ===========   ====

INTEREST BEARING LIABILITIES
 Savings, NOW and Money Market Deposits $ 261,542,725   3.12%  $ 281,845,609   3.26%    267,109,018   3.09%  $ 278,586,583   3.28%
 Time Deposits                            172,603,170   5.61%    194,676,247   5.42%    175,353,750   5.65%    193,596,483   5.27%
                                          -----------   ----     -----------   ----     -----------   ----     -----------   ----
    Total Savings and Time Deposits       434,145,895   4.11%    476,521,856   4.14%    442,462,768   4.11%    472,183,066   4.10%
 Federal Funds Purchased and Securities
    Sold Under Agreements to Repurchase     1,531,351   5.55%      1,723,154   5.86%      1,120,620   5.71%        416,530   5.59%
 Other Borrowed Funds                      11,785,349   6.68%     53,399,259   7.51%(1)  12,794,893   6.34%     50,683,363   8.26%
                                          -----------   ----     -----------   ----     -----------   ----     -----------   ----
Total Interest Bearing Liabilities        447,462,595   4.18%    531,644,269   4.49%    456,378,281   4.17%    523,282,959   4.50%

Other Liabilities & Stockholders' Equity
 (Net of Non-Interest Earning Assets)      78,487,652             66,581,681             75,812,241             67,821,156
                                          -----------            -----------            -----------            -----------
Total Liabilities & Stockholders' Equity
 (Net of Non-Interest Earning Assets)   $ 525,950,247          $ 598,225,950            532,190,522          $ 591,104,115
                                          ===========            ===========            ===========            ===========
Rate Spread                                             4.96%                  4.41%                  4.88%                  4.41%
                                                        ====                   ====                   ====                   ====
Net Yield on Interest Earning Assets                    5.51%                  4.91%                  5.47%                  4.93%
                                                        ====                   ====                   ====                   ====


(1) Net of prepayment premium on early repayment of subordinated debt.



















                                                          10


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

          * A loan which is rated Substandard and is 45 days past due

          * A loan which is rated Doubtful or Loss

          * A loan which has been classified as a Troubled Debt
            Restructuring

          * A loan which has been assigned a specific allocation


   Loans deemed impaired totaled $20.8 million. Impaired loans have been allocated $2.2 million of the RPLL.

   Overall, management maintains the RPLL at a level deemed to be adequate, in light of historical, current and prospective factors, to reflect the level of risk in the loan portfolio.

NON-PERFORMING ASSETS

   The following tables summarize the Bank's non-performing assets as of March 31, 1996 and June 30, 1996:




NPAs (000's ommited)        March 31, 1996         June 30, 1996

Nonaccrual Loans              $16,988                $13,335

Loans past due 90
days or more and
still accruing                   $192                 $1,159

Restructured Loans             $2,642                 $2,604

Total Non-performing
Loans                         $19,822                $17,098


Other Real Estate
Owned                          $4,698                 $2,617

Total Non-performing
Assets                        $24,520                $19,715


   Note: Included in nonaccrual loans are certain loans whose terms have been substantially modified in troubled debt restructuring.




Ratios                                      March 31, 1996     June 30, 1996


Percentage of Non-performing Loans to
Total Loans                                      4.74%            4.28%

Percentage of Non-performing Assets to
Total Loans plus Other Real Estate Owned         5.79%            4.90%

Percentage of RPLL to Total Loans                3.68%            3.91%

Percentage of RPLL to  NPL                      77.77%           91.42%

Percentage of RPLL to NPA                       62.87%           79.28%


   Non-performing Loans (NPL) and Non-performing Assets (NPA) decreased by $2.7 million and $4.8 million, respectively, from March 31, 1996 to June 30, 1996. The decrease was due to management s continuing review of the portfolio in an effort to diminish any loss exposure.

   The ratios of RPLL to NPL at March 31, 1996 and June 30, 1996 were 78% and 91%, respectively. This level of coverage is considered adequate based upon management's evaluation of known and inherent risks in the portfolio. Approximately 82% of the NPL are secured by real estate which significantly reduces the Company's exposure to loss. Based upon the secured nature of a significant portion of the NPL, strengthening in the local real estate market, and management's assessment of the current and prospective level of risk in the loan portfolio, the balance of the RPLL is considered adequate at June 30, 1996.

DISCUSSION OF EVENTS AFFECTING NPA

   Significant events affecting the categories of NPA are discussed below:

Nonaccrual Loans:

   Nonaccrual loans decreased $3.7 million during the first quarter of 1996. A review of the more significant non-accrual loan relationships noted transfers to non-accrual for the quarter were approximately $1.5 million. This amount was offset by approximately $1 million in payments and pay-offs; $300 thousand in charge-offs; $400 thousand in loans transferred to OREO; and $1.5 million in loans returned to accrual status.

Loans past due 90 days or more and still accruing:

   The increase in the category was due primarily to two relationships which, due to extenuating circumstances of the borrowers, were not renewed until the third quarter. It is expected that the category will return to a historical level in the following quarter.

Restructured Loans:

   The decrease in restructured loans was due to amortization of the subject loans.

Other Real Estate Owned:

   OREO decreased $2 million from March 31, 1996 to June 30, 1996. A significant write-down on one property attributed to $675 thousand of the decrease in OREO. The write-down was made to reduce the carrying value of this property to a marketable level. In addition, various property sales closed during the quarter, including one property with a carrying value of $1 million.

                        MERCHANTS BANCSHARES, INC.
                               JUNE 30, 1996


PART II - OTHER INFORMATION

Item 1 - Legal Proceedings
     Reference is made to the Form 10-K filed for the year ended
December 31, 1995 for disclosure to current legal proceedings against the Company, the Bank, the Merchants Trust Company and certain directors and trustees of the companies.
     In the fall of 1994, lawsuits were brought against the Company, the Bank, the Trust Company (collectively referred to as "the Companies") and certain directors of the Companies. These lawsuits related to certain investments managed for Trust company clients and placed in the Piper Jaffray Institutional Government
Income Portfolio. Separately, and before the suits were filed, the Companies had initiated a review of those investments. As a result of the review, the Trust Company paid to the affected
Trust Company clients a total of approximately $9.2 million in December 1994. The payments do not constitute a legal settlement of any claims of the lawsuits. However, based on consultation with legal counsel, management believes that further liability, if any, of the Companies on account of matters complained of in the lawsuits will not have a material adverse effect on the consolidated financial position and results of operations of the Company. In December 1994, the Trust Company received a payment of $6,000,000 from its insurance carriers in connection with these matters, which was treated as a reduction in amounts reimbursed to Trust customers. The Companies are separately pursuing claims against Piper Jaffray Companies, inc. and others on account of the losses that gave rise to the $9.2 million payment by the Companies. The Companies' claims against Piper Jaffray Companies were joined with claims of other investors in the Piper Fund in a class action in the United States District Court for the District of Minnesota. The class action was settled by the parties, and on December
14, 1995, the settlement was approved by the Court.  By order dated
January 11, 1996, the Court ordered the share of the settlement proceeds attributable to Merchants Trust Company investments not be distributed pending further order. On June 24, 1996, the District Court entered a Preliminary Order which, among other matters, directed the Companies to give notice of a proposed Order for Final Judgment, of the right to file comments on or objections to the proposed Order for Final Judgment, and the right to request a hearing. Unless subsequently modified by the Minnesota District Court or otherwise ordered by a Vermont court prior to distribution, the proposed Order for Final Judgment provides for the entire Piper Jaffray settlement proceeds attributable to Merchants Trust Company investments to be paid to the Companies. Any recovery of settlement proceeds is subject to the terms of an agreement between the Companies and their insurance carriers. The attorneys representing the plaintiffs in one of the lawsuits have taken the position that amounts recovered by the Companies on these claims should be paid to the affected Trust Company clients (net of legal fees to those attorneys), in addition to the $9.2 million already paid.

The attorneys representing the plaintiffs in one of the lawsuits discussed above requested an award of attorneys' fees for allegedly causing the Companies to make the $9.2 million payment and asked the court to order the Trust Company to withhold payment of $500,000. The Trust Company resisted the claims for payment of such fees and as a result was directed to place the sum of $500,000 in escrow pending a ruling by the Court. On appeal by the Companies, the United States Court of Appeals affirmed in part, vacated in part, and reversed for further proceedings the lower court's judgment. the attorneys representing the plaintiffs in that lawsuit have indicated that they intend to seek damages as well as attorneys' fees. There is the possibility that the Companies will be required to remit all or part of the escrowed funds, or to pay damages. However, based upon consultation with legal counsel, management believes there is no substantial legal authority for an award of such fees or damages in those proceedings.

Item 2 - Changes in Securities - NONE

Item 3 - Defaults upon Senior Securities - NONE


Item 4 - Submission of Matters to a Vote of Security Holders
                                              - NONE

Item 5 - Other Issues - NONE

Item 6 - Exhibits and Reports on Form 8-K - NONE











                      MERCHANTS BANCSHARES, INC.

                                 FORM 10-Q

                               JUNE 30, 1996

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   Merchants Bancshares, Inc.

                                   /s/ Joseph L Boutin
                                   -------------------------
                                   Joseph L Boutin, President

                                   /s/ Janet P Spitler
                                   --------------------------
                                   Janet P Spitler, Treasurer

                                   August 12, 1996
                                   --------------------------
                                   Date