Form 10-Q
period 1996-09-30
MERCHANTS BANCSHARES INC
filed 1996-11-14
CIK 726517

SECURITIES AND EXCHANGE COMMISSION
                 WASHINGTON, D.C. 20549



                     FORM 10-Q

          QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                SECURITIES EXCHANGE ACT OF 1934


           FOR THE QUARTER ENDED SEPTEMBER 30, 1996
                COMMISSION FILE NUMBER 0-11595


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

                    YES  X    NO


4,290,342 Shares Common Stock $.01 Par Outstanding September 30,
1996




               MERCHANTS BANCSHARES, INC.

                   INDEX TO FORM 10-Q


PART I
 ITEM 1  FINANCIAL STATEMENTS
      Consolidated Balance Sheets
       September 30, 1996 and December 31, 1995             1

      Consolidated Statements of Operations
       For the three months ended September 30, 1996
       and 1995 and the nine months ended
       September 30, 1996 and 1995                          2

      Consolidated Statement of Stockholders' Equity
       For the nine months ended September 30, 1996
       and 1995 and the year ended December 31, 1995        3

      Consolidated Statements of Cash Flows
       For the nine months ended September 30,
       1996 and 1995                                        4

      Footnotes to Financial Statements as of
       September 30, 1996                                 5-7

 ITEM 2  Management's Discussion and Analysis of Financial
       Condition and Results of Operations                8-16

PART II - OTHER INFORMATION
 ITEM 1  Legal Proceedings                                  17-18

 ITEM 2  Changes in Securities                               NONE

 ITEM 3  Defaults upon Senior Securities                     NONE

 ITEM 4  Submission of Matters to a Vote of Security Holders NONE

 ITEM 5  Other Information                                   NONE

 ITEM 6  Exhibits and Reports on Form 8-K                    NONE

SIGNATURES                                                     19



                    MERCHANTS BANCSHARES, INC.
                    CONSOLIDATED BALANCE SHEETS
                                                          UNAUDITED
                                                  SEPTEMBER 30     DECEMBER 31
ASSETS                                                1996            1995
 Cash and Due from Banks                        $  28,418,439    $  38,366,772
 Trading Securities                                   500,000          500,000
 Investments:
   Debt Securities Available for Sale           $ 146,109,263    $  97,943,234
   Marketable Equity Securities                       310,017          309,508
                                                 ------------      -----------
      Total Investments                         $ 146,419,280    $  98,252,742
 Loans                                            391,012,952      449,724,017
      Reserve for possible loan losses             15,892,666       16,234,481
                                                 ------------      -----------
   Net Loans                                    $ 375,120,286    $ 433,489,536
 Federal Home Loan Bank Stock                       2,840,500        3,174,400
 Federal Funds Sold                                 3,050,000                0
 Bank Premises and Equipment, Net                  13,541,377       12,454,708
 Investments in Real Estate Limited Partnerships    2,711,604        3,141,245
 Other Real Estate Owned                            3,316,687        7,772,067
 Other Assets                                      13,603,684       17,896,993
                                                 ------------      -----------
      Total Assets                              $ 589,521,857    $ 615,048,463
LIABILITIES                                      ============      ===========
 Deposits:
   Demand                                       $  78,323,905    $  85,417,465
   Savings, NOW and Money Market Accounts         263,192,294      278,241,601
   Time Certificates of Deposit $100,000 and Over  20,466,039       20,473,321
   Other Time                                     146,622,925      160,381,588
                                                 ------------      -----------
      Total Deposits                            $ 508,605,163    $ 544,513,975
 Demand Note Due US Treasury                        4,231,566        5,335,422
 Securities Sold Under Agreements to Repurchase     7,650,000                0
 Other Short Term Borrowings                       11,500,000                0
 Other Liabilities                                  8,047,624        9,525,446
                                                 ------------      -----------
      Total Liabilities                         $ 540,034,353    $ 559,374,843
 Long-Term Debt                                     6,421,201       15,424,757

STOCKHOLDERS' EQUITY
 Common Stock, $.01 Par Value                          44,346           44,346
    Shares Authorized                4,700,000
    Outstanding, September 30, 1996  4,290,342
           December 31, 1995         4,290,342
 Preferred Stock Class A Non-Voting
     Authorized - 200,000, Outstanding None                 0                0
 Preferred Stock Class B Voting
     Authorized - 1,500,000, Outstanding None               0                0
 Treasury Stock (At Cost) - 144,278                (2,037,927)      (2,037,927)
 Surplus                                           33,154,407       33,154,407
 Undivided Profits                                 13,142,527        8,620,881
 Unrealized Gain (Loss) on Securities Available
    For Sale, Net of Tax                           (1,237,050)         467,156
                                                 ------------      -----------
      Total Stockholders' Equity                $  43,066,303    $  40,248,863

      Total Liabilities and                       -----------      -----------
       Stockholders' Equity                      $ 589,521,857   $ 615,048,463
                                                  ============     ===========
Book Value Per Common Share                          $10.04            $9.38
                                                    =======           =======
Note: As of September 30, 1996, the Bank had off-balance sheet liabilities in the form of standby letters of credit to customers in the amount of $6,392,608.
                                         1



                         THE MERCHANTS BANCSHARES, INC.
                          CONSOLIDATED STATEMENTS OF OPERATIONS
                              UNAUDITED
                             QUARTER ENDED SEPTEMBER 30,
NINE MONTHS ENDED SEPTEMBER 30,
Interest Income                             1996
1995                  1996               1995
 Interest on Loans                    $    9,169,568     $
10,618,597        $   28,517,792     $   33,116,135
 Investment Income:
   Obligations of U.S. Government          2,040,560
866,432             5,176,813          2,851,173
 Other                                        39,098
241,543               141,392            664,968
 Federal Funds Sold                          116,424
114,675               271,103            226,546
                         -------------      -------------
-------------      -------------
                          $   11,365,650     $   11,841,247
$   34,107,100     $   36,858,822
Interest Expense                        -------------
-------------         -------------      -------------
  Interest on Deposits                $    4,363,463     $
4,907,342        $   13,391,947     $   14,630,885
  Interest on Capital Notes
    and Other Borrowings                     208,799
499,898               680,913          3,295,132
                         -------------      -------------
-------------      -------------
                          $    4,572,262     $    5,407,240
$   14,072,860     $   17,926,017
                         -------------      -------------
-------------      -------------
Net Interest Income                   $    6,793,388     $
6,434,007        $   20,034,240     $   18,932,805
 Provision for Possible Loan Losses          900,000
900,000             2,700,000         11,200,000
                         -------------      -------------
-------------      -------------
 Net Interest Income after
  Provision for Loan Losses           $    5,893,388     $
5,534,007        $   17,334,240     $    7,732,805
                         -------------      -------------
-------------      -------------
Other Income
 Fees on Loans                        $      493,356     $
618,711        $    1,860,471     $    2,015,382
 Service Charges on Deposits                 816,103
779,072             2,494,474          2,373,183
 Gain (Loss) on Sale of Investments           29,460
(24,826)              119,486            311,869
 Gain on Branch Sale                               0
   0               299,071                  0
 Refund of VT Franchise Tax                        0
   0               799,413                  0
 Gain on Curtailment of Pension Plan               0
1,562,670                     0          1,562,670
 Other                                     1,092,227
1,207,011             3,493,651          3,580,391
                         -------------      -------------
-------------      -------------
  Total Other Income                  $    2,431,146     $
4,142,638        $    9,066,566     $    9,843,495
                         -------------      -------------
-------------      -------------
Other Expenses
 Salaries and Wages                   $    1,952,007     $
2,773,412        $    6,245,727     $    8,259,177
 Employee Benefits                           455,356
851,344             1,535,366          2,288,614
 Occupancy Expense, Net                      480,096
547,707             1,581,904          1,651,191
 Equipment Expense                           506,809
517,861             1,495,991          1,560,169
 Equity in Losses of Real Estate
  Limited Partnerships                       213,507
186,399               633,135            559,199
 Expenses - Other Real Estate Owned          405,584
211,218             2,680,531          1,792,902
 Reegineering and Consultants' Fees           16,701
3,696,883                95,139          3,696,883
 Other                                     2,185,531
2,330,977             6,327,549          6,479,571
                         -------------      -------------
-------------      -------------
  Total Other Expenses                $    6,215,591     $
11,115,801        $   20,595,342     $   26,287,706
                         -------------      -------------
-------------      -------------
Income (Loss) before Income Taxes     $    2,108,943     $
(1,439,156)       $    5,805,464     $   (8,711,406)
  Provision (Benefit) for Income Taxes       500,645
(717,231)            1,283,814         (3,976,976)
                         -------------      -------------
-------------      -------------
Net Income (Loss)                     $    1,608,298     $
(721,925)       $    4,521,650     $   (4,734,430)
                         =============      =============
=============      =============
Per Common Share Net Income (Loss)    $         0.37     $
(0.17)       $         1.05     $        (1.11)
                         =============      =============
=============      =============
Weighted Average Common Shares
 Outstanding                               4,290,342
4,290,342             4,290,342          4,262,116
                                    2
          2




                       MERCHANTS BANCSHARES, INC.
                   CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     FOR THE YEAR ENDED DECEMBER 31, 1995 AND
                    THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                              UNAUDITED





                                                    Net
                                                Unrealized
                                                Depreciation
Total
                      Common               Undivided   Treasury
of Invest    Equity
                    Stock    Surplus     Profits      Stock
Securities    Capital
                      ------  --------     --------    -------
----------  -------
 Balance - December 31, 1994  $42,429 $30,647,120 $12,462,820 $ (178,730) $
 (673,669)$42,299,970
   Net Loss                        --      --      (4,734,431)
--          --      (4,734,431)
   Sale of Treasury Stock          --     (44,598)     --
178,730      --         134,132
   Issuance of Common Stock       474     515,401      --
--          --         515,875
   Net Change in Unrealized
    Depreciation of Investment
    Securities                     --      --          --
--         949,676     949,676
                      ------  ----------   ---------   ---------
---------  ----------
 Balance - September 30, 1995 $42,903 $31,117,923 $ 7,728,389 $
     0 $   276,007 $39,165,222
   Net Loss                                           892,488
--          --         892,488
   Purchase of Treasury Stock      --      --          --
(2,037,927)     --      (2,037,927)
   Issuance of Common Stock     1,443   2,036,484      --
--          --       2,037,927
   Net Change in Unrealized
    Appreciation/(Depreciation)
    of Investment Securities
           191,149     191,149
                      ------  ----------   ---------   ---------
---------  ----------
 Balance - December 31, 1995  $44,346 $33,154,407 $ 8,620,877
$(2,037,927)$   467,156 $40,248,859
   Net Income                    --        --       4,521,650
--          --       4,521,650
   Net Change in Unrealized
    Appreciation/(Depreciation)
    of Investment Securities     --        --          --
--      (1,704,206) (1,704,206)
                      ------  ----------   ---------   ---------
---------  ----------
 Balance - September 30, 1996 $44,346 $33,154,407 $13,142,527
$(2,037,927)$(1,237,050)$43,066,303
                      ======  ==========   =========   =========
=========  ==========





                                 3






                           Merchants Bancshares, Inc.
                      Consolidated Statements of Cash Flows
                               UNAUDITED
  For the Nine Months Ended September 30,
1996           1995
  CASH FLOWS FROM OPERATING ACTIVITIES:
-----------    -----------
  Net Income (Loss)
                                         $
4,521,650  $  (4,734,431)
  Adjustments to Reconcile Net Income (Loss) to Net
   Cash Provided by Operating Activities:
    Provision for Possible Loan Losses
2,700,000     11,200,000
    Adjustment of Other Real Estate Owned to
      estimated fair value
2,078,486      1,046,708
    Provision for Depreciation and Amortization
2,079,176      2,410,660
    Net (Gains) Losses on Sales of Investment Securities
(119,486)      (311,869)
    Net (Gains) Losses on Sales of Loans and Leases
(505,422)        40,661
    Net (Gains) Losses on Sales and Disposition of
       Premises & Equipment
(722,969)      (223,001)
    Net (Gains) Losses on Sales of Other Real Estate Owned
(259,992)             0
    Equity in Losses of Real Estate Limited Partnerships
633,135        545,024
    (Increase) Decrease in Interest Receivable
(77,212)       329,069
    Increase (Decrease) in Interest Payable
(363,374)      (217,118)
    (Increase) Decrease in Other Assets
4,825,932    (10,614,374)
    Increase (Decrease) in Other Liabilities
(1,114,448)     4,199,034
                                         -----------
-----------
    Net Cash Provided by Operating Activities
13,675,476      3,670,363
                                         -----------
-----------
  CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from Sales of Investment Securities
27,215,432     27,126,860
    Proceeds from Maturities of Investment Securities
16,000,000     36,000,000
    Proceeds from Sales of Loans and Leases
18,846,433     23,904,753
    Proceeds from Sales of Other Real Estate Owned
5,126,402      7,982,139
    Proceeds from Sales of Premises and Equipment
1,836,367        395,388
    Proceeds from Sales of FHLB Stock
333,900              0
    Purchases of Available for Sale Investment Securities
(92,599,504)   (38,123,932)
    Principal Repayments in Excess of Loans Originated
33,434,001     13,364,146
    Investments in Real Estate Limited Partnerships
(110,727)      (147,897)
    Purchases of Premises and Equipment
(3,788,816)      (620,364)
                                         -----------
-----------
      Net Cash Provided by (Used in) Investing Activities
6,293,488     69,881,093
                                         -----------
-----------
  CASH FLOWS FROM FINANCING ACTIVITIES:
    Net Decrease in Deposits
(35,908,812)   (36,897,626)
    Net Increase (Decrease) in Other Borrowed Funds
14,996,124    (14,307,988)
    Principal Payments on Long-term Debt
(9,004,609)   (26,403,465)
    Issuance of Treasury and Common Stock
     0        649,999
                                         -----------
-----------
      Net Cash Used in Financing Activities
(29,917,297)   (76,959,080)
                                         -----------
-----------
  Increase (Decrease) in Cash and Cash Equivalents
(9,948,333)    (3,407,624)
  Cash and Cash Equivalents at Beginning of Period
38,366,772     34,851,401
                                         -----------
-----------
  Cash and Cash Equivalents at End of Period                $
28,418,439  $  31,443,777
                                         ===========
===========
  Total Interest Payments                                   $
14,436,234  $  25,259,108
  Total Income Tax Payments                                 $
     0  $           0
  Transfer of Loans to Other Real Estate Owned              $
2,249,701      2,777,117


                                     4



                MERCHANTS BANCSHARES, INC
                   SEPTEMBER 30, 1996

NOTES TO FINANCIAL STATEMENTS:
See the Form 10-K filed as of December 31, 1995 for additional information.

NOTE 1:  CURRENT OPERATING ENVIRONMENT AND REGULATORY MATTERS
As a result of a joint field examination of the Bank by the Federal Deposit Insurance Corporation (the FDIC) and the State of Vermont Department of Banking, Insurance and Securities (the Commissioner) as of March 31, 1993, the Bank entered into a Memorandum of Understanding (MOU) with the FDIC and the Commissioner on October
29, 1993. Under the terms of the MOU, the Bank was required to, among other things, maintain a leverage capital ratio of at least
5.5%, and refrain from declaring dividends. The dividend limitation included dividends paid by the Bank to the Company.

In June, 1996, the FDIC and the Commissioner completed the field work related to their most recent examination of the Bank as of March 31, 1996. Based on this examination, and actions taken by the Bank in response to regulators' suggestions and directions, the Company and the Bank have been released from all requirements under the MOU with the FDIC and the Commissioner as of October 15, 1996. In December, 1994, the FDIC and the Commissioner completed field work related to their examination of the Merchants Trust Company as of September 26, 1994. On February 17, 1995 the Trust Company entered into a Memorandum of Understanding (MOU) with the FDIC and the Commissioner to affect corrective actions relating to certain operating, technical and regulatory issues. In June, 1996, the FDIC and the Commissioner completed the field work related to theirmost recent examination of the Merchants Trust Company as of March 31, 1996. Based on the examination and actions taken by the Trust Company in response to regulators' suggestions and directions, the Trust Company was released from all requirements under the MOU with the FDIC and the Commissioner as of August 8, 1996.

In February, 1994, the Company and the Federal Reserve entered into an agreement. Under this agreement, among other things, the Company could not declare or pay a dividend or incur any debt without the approval of the Federal Reserve. The Company operated under the agreement beginning in February 1994 until the removal of the agreement on June 3, 1996.

NOTE 2:  RECENT ACCOUNTING DEVELOPMENTS

In March, 1995 the FASB issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of." This statement requires a review for impairment of long-lived assets and certain identifiable intangibles to be held and used by an entity when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. An impairment loss would be recognized if the sum of the future cash flows expected to result from the use and eventual disposition of the asset is less than the carrying amount of the asset. The amount by which the carrying amount of the asset exceeds the asset's fair value is the total impairment loss to be recognized. The statement also requires that for certain long-lived assets to be disposed of, the amount by which the carrying amount of the asset exceeds the fair value less costs to sell, is an impairment loss to be recognized. This statement does not apply to financial instruments, core deposit intangibles, mortgage and other servicing rights, or deferred tax assets. The Bank adopted this new standard on January 1, 1996. There was no impact on the Bank's consolidated financial condition and results of operations as of September 30, 1996.

On January 1, 1996, the Bank adopted SFAS No. 122, "Accounting for Mortgage Servicing Rights." This statement requires the recognition of a separate asset for the rights to service mortgage loans for others regardless of how those servicing rights were created. The value of such servicing rights are to be periodically assessed for impairment based on the fair value of those rights. The effect of the adoption of this statement did not have a significant impact on earnings in the first three quarters of 1996.

RECLASSIFICATION:
Certain amounts in the prior period's financial statements have been reclassified to be consistent with the current period presentation.

NOTE 3:  RESTRUCTURING

The Company began a restructuring project during August, 1995 to reduce ongoing operating costs and increase noninterest income. As a result, the Bank implemented a plan during the fourth quarter of 1995 and reduced its workforce from 447 full-time equivalent employees at June 30, 1995 to 248 at September 30, 1996.

In conjunction with the restructuring project the Company engaged a consulting firm to assist in the identification of possible workforce reductions, and to identify methods for potential reductions in operating costs and potential noninterest revenue enchancements. The fee earned by these consultants is, in part, contingent upon actual future operating cost reductions and the increase in noninterest income based upon the consultants recommendations. The Company remains subject to an agreement with these consultants whereby the Company is required to remit additional funds to the consultants in the event actual cost reductions and increases in noninterest income in 1996 exceed the amounts anticipated. The Company is currently in the process of negotiating the final settlement with these consultants. This settlement is not expected to have a material impact on the Company's future results from operations. Substantially all costs and actions related to the workforce reduction and the fees paid to consultants took place in the third and fourth quarters of 1995.


NOTE 4:  INTEREST RATE FLOOR CONTRACTS

Interest rate floor transactions generally involve the exchange of fixed and floating rate interest payments without the exchange of the underlying principal amounts. The Company utilizes these types of transactions to mitigate the effects on net interest income in the event interest rates on floating rate loans decline. The
Company is exposed to risk should the counterparty default in its responsibility to pay interest under the terms of the floor agreement, but minimizes this risk by performing normal credit reviews on the counterparties, limiting its exposure to any one counterparty, and by utilizing well known national investment firms as counterparties. Notional principal amounts are a measure of the volume of agreements transacted, but the level of credit risk related to these agreements is significantly less. At September
30, 1996, the notional principal amount of contracts outstanding was $20,000,000 and the recorded value of such contracts was $76,000.


                         MERCHANTS BANCSHARES, INC.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

All adjustments necessary for a fair statement of the nine months ended September 30, 1996 and 1995 have been included in the financial statements. The information was prepared from the books of Merchants Bancshares, Inc. (the Company) and its subsidiaries, the Merchants Bank (the Bank) and Merchants Properties, Inc., without audit.

In the ordinary course of business, the Merchants Bank makes commitments for possible future extensions of credit. On September 30, 1996, the Bank was obligated for $6,392,608 of standby letters of credit. No losses are anticipated in connection with these commitments.

RESULTS OF OPERATIONS
Net income for the third quarter of 1996 was $1,608,298, compared to a net loss for the same period a year earlier of ($728,925). Third quarter 1996 net income represents $.37 per share compared to a net loss of ($.17) per share for the third quarter of 1995. Third quarter net interest income before the provision for possible loan losses was $6,793,388 in 1996 as compared to $6,434,007 for the year earlier quarter. This increase is due primarily to two factors. The Bank has been able to increase the yield on its investment portfolio by 129 basis points to 6.39% at September 30, 1996 from 5.10% at September 30, 1995. Additionally, the Bank has worked to decrease its portfolio of nonperforming loans to $13 million at September 30, 1996 from $28 million at September 30, 1995.
This $15 million decrease in nonperforming loans has had a significant impact on the Company's net interest income. The decrease in nonperforming loans has also had a positive impact on the provision for possible loan losses which totalled $900,000 for the third quarter of 1996 and $2,700,000 for the nine months ended September 30, 1996 compared to $900,000 for the third quarter of 1995 and $11,200,000 for the nine months ended September 30, 1995. This improvement in asset quality is due to a combination of collections, returning loans to accruing status, sales of nonperforming loans and charge offs and write downs of nonperforming assets in previous periods.

Total non-interest expenses are down approximately $4.9 million (44%) from the same quarter a year earlier. As discussed in Note 3 to the financial statements the Bank began a restructuring project during the third quarter of 1995. This has translated into a net reduction of approximately $1.2 million (34%) in salaries and related expenses. Additionally, during the third quarter of 1995, the Bank recognized restructure charges and related consultant fees of $3.7 million, and took a $458,300 charge to provide for permanent impairment of the core deposit intangible.

BALANCE SHEET ANALYSIS

Gross loans at September 30, 1996 have decreased by $68.5 million (15%) from December 31, 1995. This decrease is attributable to several factors: charge offs year to date total $4 million; $6 million in loans were sold in conjunction with the sale of the Bank's Danville branch during the first quarter of 1996; and, approximately $10 million is due to the sale of loans. The remainder of the decrease ($48.5 million) is the result of collections of classified and nonaccruing loans and loan payoffs and scheduled amortization that exceeded the level of new loan originations. The investment portfolio of the Bank has increased by $68.5 million (87.8%) from December 31, 1995 to September 30, 1996. Funds generated by loan sales, payoffs and amortization have been redeployed into the Bank's investment portfolio.

Deposits at September 30, 1996 have decreased by $37.2 million (6.8%) from December 31, 1995. $15 million of the decrease in deposits were in high cost time deposits. This outflow of deposits is attributable to several factors including the shift of corporate customers into trust products, the continued decay of deposits acquired through acquisitions of a failed bank in 1993, and the sale of one branch and closure of two others.

INCOME TAXES

The Company recognized $216,000 in low income housing tax credits during each of the quarters ended September 30, 1996 and 1995, respectively, representing the amount of the income tax credits earned during those quarters. The recognition of these low income housing tax credits has reduced the Company's effective tax rate to 24% at September 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity, as it pertains to banking, can be defined as the ability to generate cash in the most economical way to satisfy loan demand, deposit withdrawal demand, and to meet other business opportunities which require cash. The Bank has the following available sources of liquid funds:
$80 million overnight repurchase agreements; $12 million in Federal Funds lines of credit; a $15 million overnight line of credit with the Federal Home Loan Bank, as well as $38 million in estimated additional borrowing capacity with the Federal Home Loan Bank.

The schedules on the following pages analyze interest and overhead management in relation to total average assets and the yield analysis for the periods reported.


              INTEREST MANAGEMENT AND OPERATING EXPENSE ANALYSIS
                      (TAXABLE EQUIVALENT BASIS)
                     QUARTER ENDED          YEAR ENDED
QUARTER ENDED
                       09/30/96              12/31/95
09/30/95
      Total Average Assets    $579,966,917          $642,487,000
       $622,606,236
  ---------------------------- -------------------
--------------------- ---------------------
                     AMOUNT      % OF      AMOUNT      % OF
AMOUNT      % OF
                             ASSETS                ASSETS
      ASSETS

      INTEREST MANAGEMENT
     Interest Income (T.E.)    $11,400,794     7.86% $49,109,437
  7.64% $11,881,600     7.63%
   --------------------------- ---------------------
--------------------- ---------------------
     Interest Expense         4,572,262     3.15%  23,001,635
3.58%   5,407,240     3.47%
   --------------------------- ---------------------
--------------------- ---------------------
   Net Int before Prov (T.E.)   $6,828,532     4.71% $26,107,802
  4.06%  $6,474,360     4.16%
   --------------------------- ---------------------
--------------------- ---------------------
      Prov for Loan Losses         900,000     0.62%  12,100,000
  1.88%     900,000     0.58%
   --------------------------- ---------------------
--------------------- ---------------------
     Net Int. Income (T.E.)     $5,928,532     4.09% $14,007,802
  2.18%  $5,574,360     3.58%
  ---------------------------- ---------------------
--------------------- ---------------------
     NET OPERATING EXPENSE
     Non-Interest Expense:
        Personnel            $2,407,363     1.66% $13,433,905
2.09%  $3,624,756     2.33%
  ----------------------------
-----------------------------------------------------------------
        Occupancy               480,096     0.33%   2,177,612
0.34%     547,707     0.35%
  ---------------------------- ---------------------
-------------------------------------------
        Equipment               506,809     0.35%   2,068,991
0.32%     517,861     0.33%
  ---------------------------- ---------------------
--------------------- ---------------------
          Other               2,821,323     1.95%  15,974,501
2.49%   6,425,478     4.13%
  ---------------------------- ---------------------
--------------------- ---------------------
          Total              $6,215,591     4.29% $33,655,009
5.24% $11,115,802     7.14%
  ---------------------------- ---------------------
--------------------- ---------------------
   Less Non-Interest Income:
      Fees on Loans            $534,468     0.37%  $2,491,825
0.39%    $618,711     0.40%
  ---------------------------- ---------------------
--------------------- ---------------------
     Service Charges on Dep        816,103     0.56%   3,183,525
  0.50%     779,072     0.50%
  ---------------------------- ---------------------
--------------------- ---------------------
          Other               1,080,575     0.75%   6,631,552
1.03%   2,744,855     1.76%
  ---------------------------- ---------------------
--------------------- ---------------------
          Total              $2,431,146     1.68% $12,306,902
1.92%  $4,142,638     2.66%
  ---------------------------- ---------------------
--------------------- ---------------------
     Net Operating Expense      $3,784,445     2.61% $21,348,107
  3.32%  $6,973,164     4.48%
  ---------------------------- ---------------------
--------------------- ---------------------

         SUMMARY
      Net Interest Income       $5,928,532     4.09% $14,007,802
  2.18%  $5,574,360     3.58%
  ---------------------------- ---------------------
--------------------- ---------------------
    Less Net Operating Exp.     $3,784,445     2.61% $21,348,107
  3.32%  $6,973,164     4.48%
  ---------------------------- ---------------------
--------------------- ---------------------
      Profit Before Taxes       $2,144,087     1.48% ($7,340,305)
 -1.14% ($1,398,804)   -0.90%
  ---------------------------- ---------------------
--------------------- ---------------------

       NET PROFIT (LOSS)        $1,608,298     1.11% ($3,841,939)
 -0.60%   ($721,926)   -0.46%
  ---------------------------- ---------------------
--------------------- ---------------------



                               10

                                       MERCHANTS BANCSHARES, INC
                                       SUPPLEMENTAL INFORMATION
                                          (UNAUDITED)

                                 THREE MONTHS ENDED
          NINE MONTHS ENDED
                            SEPTEMBER 30, 1996   SEPTEMBER 30,
1995    SEPTEMBER 30, 1996   SEPTEMBER 30, 1995

Fully Taxable Equivalent                    AVERAGE   AVERAGE
AVERAGE   AVERAGE    AVERAGE   AVERAGE    AVERAGE   AVERAGE
Includes Fees on Loans                      BALANCE    RATE
BALANCE    RATE      BALANCE    RATE      BALANCE    RATE
                          -----------   ----     -----------
----    -----------  ----     ----------- ----
INTEREST EARNING ASSETS
 Taxable Investments                    $ 128,510,939  6.44%  $
86,884,159  5.10%   113,901,397  6.24%  $ 85,271,624  5.51%
 Loans (1)                                393,149,340  9.81%
498,624,633  9.05%   412,675,747  9.87%   493,237,790  9.53%
 Federal Funds Sold                         8,853,260  5.23%
7,987,391  5.74%     6,799,749  5.33%     5,115,659  5.90%
                           ----------- ------    -----------
------   ----------- ------   ----------- ------
Total Interest Earning Assets           $ 530,513,539  8.92%  $
593,496,183  8.43%   533,376,893  9.03%  $583,625,073  8.91%
                           =========== ======    ===========
======   =========== ======   =========== ======

INTEREST BEARING LIABILITIES
 Savings, NOW and Money Market Deposits $ 264,921,945  3.09%  $
281,136,445  3.19%   265,992,558  3.08%  $280,445,205  3.24%
 Time Deposits                            167,918,906  5.46%
193,143,140  5.49%   172,688,565  5.60%   191,585,899  5.40%
                           ----------- ------    -----------
----    ----------- ------   ----------- ------
    Total Savings and Time Deposits       432,840,851  4.01%
474,279,585  4.12%   438,681,123  4.07%   472,031,104  4.11%
 Federal Funds Purchased and Securities
    Sold Under Agreements to Repurchase     3,609,276  5.39%
  12,480  5.77%     1,956,244  5.45%     1,173,736  5.89%
 Other Borrowed Funds                      11,540,046  6.26%
29,431,380  6.29%    13,388,390  6.02%    45,678,145  9.51%(2)
                           ----------- ------    -----------
----   ----------- ------   ----------- ------
Total Interest Bearing Liabilities        447,990,173  4.10%
503,723,445  4.25%   454,025,757  4.14%   518,882,985  4.59%

Other Liabilities & Stockholders' Equity
 (Net of Non-Interest Earning Assets)      82,523,366
89,772,738           79,351,136           64,742,088
                           -----------           -----------
    -----------          -----------
Total Liabilities & Stockholders' Equity
 (Net of Non-Interest Earning Assets)   $ 530,513,539         $
593,496,183          533,376,893         $583,625,073
                           ===========           ===========
    ===========          ===========
Rate Spread                                            4.82%
          4.18%                4.90%                4.32%
                                    ======                ======
            ======               ======
Net Yield on Interest Earning Assets                   5.52%
          4.82%                5.51%                4.83%
                                    ======                ======
            ======               ======


(1) Includes principal balance of non-accrual loans.
(2) Net of prepayment premium on early repayment of subordinated debt.












                                    11

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


Loans deemed impaired totaled $16.9 million. Impaired loans have been allocated $1.9 million of the RPLL.

On June 4, 1993 the Bank acquired New First National Bank of
Vermont (NFNBV).  The terms of the Purchase and Assumption
Agreement (the agreement) required the FDIC to reimburse the bank
80% of the net charge-offs up to $41 million on any loans that qualify as loss sharing loans, for a period of three years from the date of acquisition. Losses in excess of $41 million would be reimbursed at 95%. The agreement expired effective June 30, 1996, with respect to the reimbursement of losses. The Bank is required to return to the FDIC 80% of any reimbursed losses recovered,
during the two year period following the expiration date.   Due to
the expiration of the loss sharing agreement, management adjusted the analysis of the adequacy of the RPLL to account for 100% of the loss exposure associated with loans which qualified as loss sharing.

The following chart shows the status of the remaining loss sharing loans as of June 30, 1996, from which the relative risk in the remaining portfolio may be inferred:



Type          Performing   Non-       Loans        Restruc-    Total
                Loans     accrual     past due     tured
                          loans       90 days      Loans
                                      or more
                                      and
                                      still
                                      accruing
Commercial
Mortgage    $18,682      $1,687        $0          $0        $20,369

Commerical
&
Industrial   $3,851        $388        $0          $0         $4,239

Consumer        $14          $0        $0          $0            $14

Residen-
tial        $22,701        $853        $0          $0        $23,554


Total       $45,248      $2,928        $0          $0        $48,176


The RPLL analysis prepared the quarter ended March 31, 1996 showed an increase in the reserve requirement of approximately $1.4 million, due to the expiration of the agreement. Management maintained the RPLL at a level adequate to offset the required increase in the reserve requirement; therefore, no additional provision was necessary due to the expiration of the agreement.

Overall, management maintains the RPLL at a level deemed to be adequate, in light of historical, current and prospective factors, to reflect the level of risk in the loan portfolio.


NON-PERFORMING ASSETS

The following tables summarize the Bank's non-performing assets as of December 31, 1995 and September 30, 1996:

NPAs (000's ommited)    December 31, 1995    September 30, 1996

Nonaccrual Loans             $25,617              $11,235

Loans past due 90
days or more and
still accruing                  $237                   $3

Restructured Loans            $1,430               $2,475

Total Non-performing
Loans                        $27,284              $13,713

Other Real Estate
Owned                         $7,772               $3,317

Total Non-performing
Assets                       $35,056              $17,030


   Note: Included in nonaccrual loans are certain loans whose terms have been substantially modified in troubled debt restructuring.



Ratios                          December 31, 1995    September30, 1996


Percentage of Non-performing
Loans to Total Loans                   6.06%                3.51%

Percentage of Non-performing Assets
to Total Loans plus Other Real
Estate Owned                           7.67%                4.32%

Percentage of RPLL to Total Loans      3.61%                4.06%

Percentage of RPLL to NPL             59.50%              115.90%

Percentage of RPLL to NPA             46.31%               93.32%


Non-performing Loans (NPL) and Non-performing Assets (NPA) decreased by $13.6 million and $18 million, respectively, from December 31, 1995 to September 30, 1996. The decrease was due to management's continued aggressive management of the loan portfolio in an effort to diminish any loss exposure.

The ratios of RPLL to NPL at September 30, 1996 is 116%. This level of coverage is considered adequate based upon management's evaluation of known and inherent risks in the portfolio.
Approximately 85% of the NPL are secured by real estate which significantly reduces the Company's exposure to loss. Based upon the secured nature of a significant portion of the NPL, strengthening in the local real estate market, and management's assessment of the current and prospective level of risk in the loan portfolio, the balance of the RPLL is considered adequate at September 30, 1996.

DISCUSSION OF EVENTS AFFECTING NPA

Significant events affecting the categories of NPA are discussed below:

Nonaccrual Loans:

Nonaccrual loans decreased $14.4 million during the first nine months of 1996. A review of the more significant non-accrual loan relationships noted transfers to non-accrual for the nine months were approximately $3.7 million. This amount was offset by approximately $3 million in payments and pay-offs; $2.2 million in charge-offs; $800 thousand in loans transferred to OREO; and $7.9 million in loans returned to accrual status.

Restructured Loans:

The increase in restructured loans was due to the removal of one significant relationship from non-accrual during the first quarter of 1996. The balance of restructured loans increased approximately $1.9 million due to this transaction. In addition, a second relationship, aggregating $994 thousand was removed from restructured status, as it was performing at market terms.

Other Real Estate Owned:

OREO decreased $4.5 million during the first nine months of 1996. Additions during the nine months totalling approximately $2.6 million were offset by sales of $4.9 million and additions to the real estate valuation reserve of approximately $2.2 million.

 SUBSEQUENT EVENT - FOURTH QUARTER 1996 NONPERFORMING ASSET SALE

On October 25, 1996 the Bank sold nonperforming assets with a book value totalling approximately $5.81 million for $5.56 million in cash. After payment to the FDIC, pursuant to the loss sharing agreement, for their 80% of certain recoveries there was a net charge to the loan loss reserve of approximately $445,000. This sale has reduced the balance of non-accruing loans at October 31, 1996 to below $6 million.

               MERCHANTS BANCSHARES, INC.
                   SEPTEMBER 30, 1996


PART II - OTHER INFORMATION

Item 1 - Legal Proceedings
     Reference is made to the Form 10-K filed for the year ended
December 31, 1995 for disclosure to current legal proceedings against the Company, the Bank, the Merchants Trust Company and certain directors and trustees of the companies.

     In the fall of 1994, lawsuits were brought against the Company, the Bank, the Trust Company (collectively referred to as "the Companies") and certain directors of the Companies. These lawsuits related to certain investments managed for Trust company clients and placed in the Piper Jaffray Institutional Government Income Portfolio. Separately, and before the suits were filed, the Companies had initiated a review of those investments. As a result of the review, the Trust Company paid to the affected Trust Company clients a total of approximately $9.2 million in December 1994. The payments do not constitute a legal settlement of any claims of the lawsuits. However, based on consultation with legal counsel, management believes that further liability, if any, of the Companies on account of matters complained of in the lawsuits will not have a material adverse effect on the consolidated financial position and results of operations of the Company. In December 1994, the Trust Company received a payment of $6,000,000 from its insurance carriers in connection with these matters, which was treated as a reduction in amounts reimbursed to Trust customers. The Companies are separately pursuing claims against Piper Jaffray Companies, Inc. and others on account of the losses that gave rise to the $9.2 million payment by the Companies. The Companies' claims against Piper Jaffray Companies were joined with claims of other investors in the Piper Fund in a class action in the United States District Court for the District of Minnesota. The class action was settled by the parties, and on December 14, 1995, the settlement was approved by the Court. By order dated January 11, 1996, the Court ordered the share of the settlement proceeds attributable to Merchants Trust Company investments not be paid pending further order. On June 24, 1996, the District Court entered a Preliminary Order which, among other matters, directed the Companies to give notice of a proposed Order for Final Judgment, of the right to file comments on or objections to the proposed Order for Final Judgment, and the right to request a hearing. Unless subsequently modified by the Minnesota District Court or otherwise ordered by a Vermont court prior to distribution, the proposed Order for Final Judgment provides for the entire Piper Jaffray settlement proceeds attributable to Merchants Trust Company investments to be paid to the Companies. Any recovery of settlement proceeds is subject to the terms of an agreement between the Companies and their insurance carriers. The attorneys representing the plaintiffs in one of the lawsuits have taken the position that amounts recovered by the Companies on these claims should be paid to the affected Trust Company clients (net of legal fees to those attorneys), in addition to the $9.2 million already paid.

The attorneys representing the plaintiffs in one of the lawsuits discussed above requested an award of attorneys' fees for allegedly causing the Companies to make the $9.2 million payment and asked the court to order the Trust company to withhold payment of $500,000. The Trust Company resisted the claims for payment of such fees and as a result was directed to place the sum of $500,000 into escrow pending a ruling by the Court. On appeal by the Companies, the United States Court of Appeals affirmed in part, vacated in part, and reversed for further proceedings the lower court's judgment. The attorneys representing the plaintiffs in that lawsuit have indicated that they intend to seek damages as well as attorneys' fees. There is the possibility that the Companies will be required to remit all or part of the escrowed funds, or to pay damages. However, based upon consultation with legal counsel, management believes there is no substantial legal authority for an award of such fees or damages in those proceedings.

Item 2 - Changes in Securities - NONE

Item 3 - Defaults upon Senior Securities - NONE


Item 4 - Submission of Matters to a Vote of Security Holders - NONE

Item 5 - Other Issues - NONE

Item 6 - Exhibits and Reports on Form 8-K - NONE









              MERCHANTS BANCSHARES, INC.

                     FORM 10-Q

                   SEPTEMBER 30, 1996

                    SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                       Merchants Bancshares, Inc.

                       /s/ Joseph L. Boutin
                       -------------------------
                       Joseph L. Boutin, President

                       /s/ Janet P. Spitler
                       --------------------------
                       Janet P. Spitler, Treasurer

                       November 14, 1996
                       --------------------------
                       Date