Form 10-K
period 1996-12-31
MERCHANTS BANCSHARES INC
filed 1997-03-25
CIK 726517

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                         COMMISSION FILE NUMBER 0-11595


                           MERCHANTS BANCSHARES, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


Incorporated in the State of Delaware    Employer Identification No. 03-0287342


     164 College St., Burlington, Vermont                     05401
---------------------------------------------------    ----------------------
    (Address of principal executive office)                 (Zip Code)


                   Registrants telephone number:  (802) 658-3400
             Securities registered pursuant to Section 12(b) of the Act:
                                (Not Applicable)
           Securities registered pursuant to Section 12(g) of the Act:

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

                           Yes  [X]     No  [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

          [X]  Contained herein      [ ]  Not contained herein

      The aggregate market value of the voting stock held by non-affiliates is $60,692,385 as computed using the average bid and asked prices of stock, as of February 21, 1997.

      The number of shares outstanding for each of the registrant's classes of common stock, as of February 21, 1997 is:

                  Class: Common stock, par value $.01 per share
                          Outstanding: 4,427,873 shares

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Annual Report to Shareholders for the year ended December 31, 1996 are incorporated herein by reference to Parts I and II.

      Portions of the Proxy Statement to Shareholders for the year ended December 31, 1996 are incorporated herein by reference to Part III.




TABLE OF CONTENTS                                                       Page

Independent Auditors' Report                                              2


Consolidated Balance Sheets                                               3


Consolidated Statements of Operations                                     4


Consolidated Statements of Changes in Stockholders' Equity                5


Consolidated Statements of Cash Flows                                     6


Notes to Consolidated Financial Statements                                7


Summary of Unaudited Quarterly Financial Information                      26


Five Year Selected Financial Data                                         30


Management's Discussion and Analysis of Financial Condition and
 Results of Operations                                                    31


Form 10-K                                                                 37


Signatures                                                                62




TO THE STOCKHOLDERS AND BOARD OF DIRECTORS OF
MERCHANTS BANCSHARES, INC.


We have audited the accompanying consolidated balance sheets of Merchants Bancshares, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Merchants Bancshares, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



/s/  ARTHUR ANDERSEN LLP
Boston, Massachusetts
January 16, 1997



                          Merchants Bancshares, Inc.
                          Consolidated Balance Sheets


At December 31,                                                1996              1995
----------------------------------------------------------------------------------------------

ASSETS:
Cash and Due from Banks (Note 1)                               $  29,726,308     $  38,366,772
Trading Securities (at market value) (Notes 1 and 2)                 500,000           500,000
Securities Available for Sale (Notes 1 and 2):
  Debt Securities                                                 57,655,914        97,943,234
  Marketable Equity Securities                                       230,017           309,508
Debt Securities Held to Maturity                                  86,903,743                 0
----------------------------------------------------------------------------------------------
      Total Investment Securities                                144,789,674        98,252,742
----------------------------------------------------------------------------------------------
Loans (Notes 1 and 3)                                            387,232,761       379,930,413
Segregated Assets (Note 3)                                                 0        69,793,604
  Reserve for Possible Loan Losses                               (15,699,791)      (16,234,481)
----------------------------------------------------------------------------------------------
      Net Loans                                                  371,532,970       433,489,536
----------------------------------------------------------------------------------------------
Federal Home Loan Bank Stock                                       2,840,500         3,174,400
Premises and Equipment, Net (Notes 1 and 4)                       13,791,388        12,454,708
Investments in Real Estate Limited Partnerships (Note 1)           2,499,095         3,141,245
Other Real Estate Owned, Net (Note 1)                              1,924,530         7,772,067
Other Assets (Notes 5 and 6)                                      14,031,569        17,896,993
----------------------------------------------------------------------------------------------
      Total Assets                                             $ 581,636,034     $ 615,048,463
==============================================================================================
LIABILITIES:
Deposits:
  Demand                                                       $  80,576,424     $  85,417,465
  Savings, NOW and Money Market Accounts                         263,881,654       278,241,601
  Time Deposits Over $100,000                                     20,369,480        20,473,321
  Other Time                                                     143,451,954       160,381,588
----------------------------------------------------------------------------------------------
      Total Deposits                                             508,279,512       544,513,975
Other Borrowed Funds (Note 7)                                      9,598,712         5,335,422
Other Liabilities (Note 5)                                        11,088,092         9,525,446
Debt (Note 8)                                                      6,419,950        15,424,757
----------------------------------------------------------------------------------------------
      Total Liabilities                                        $ 535,386,266     $ 574,799,600
----------------------------------------------------------------------------------------------

Commitments and Contingencies (Note 11)

STOCKHOLDERS' EQUITY (Note 9):
Preferred Stock
  Class  A:
    $.01 par value, non-voting Shares Authorized: 200,000
     Shares Outstanding: None                                  $           0     $           0
  Class  B:
    $.01 par value, voting Shares Authorized: 1,500,000
     Shares Outstanding: None                                              0                 0
Common Stock, $.01 par value Shares Authorized: 4,700,000
 in 1996 and 1995 Shares Issued: 4,434,620 in 1996 and 1995           44,346            44,346
Capital in Excess of Par Value                                    33,154,407        33,154,407
Retained Earnings                                                 14,844,614         8,620,881
Treasury Stock (at Cost) 144,278 Shares in 1996 and 1995          (2,037,927)       (2,037,927)
Net Unrealized Appreciation of Investment Securities
 Available for Sale, Net of Taxes                                    244,328           467,156
----------------------------------------------------------------------------------------------
      Total Stockholders' Equity                                  46,249,768        40,248,863
----------------------------------------------------------------------------------------------
      Total Liabilities and Stockholders' Equity               $ 581,636,034     $ 615,048,463
==============================================================================================


The accompanying notes are an integral part of these consolidated financial statements.



                          Merchants Bancshares, Inc.
                    Consolidated Statements of Operations



For the years ended December 31,                                  1996           1995           1994
--------------------------------------------------------------------------------------------------------------

INTEREST AND DIVIDEND INCOME:
Interest and Fees on Loans                                         $ 39,953,105   $ 46,067,109   $ 48,938,668
Interest and Dividends on Investments:
  U.S. Treasury and Agency Obligations                                7,587,824      4,525,095      3,508,523
  Other                                                                 463,061        722,539        872,267
--------------------------------------------------------------------------------------------------------------
      Total Interest and Dividend Income                             48,003,990     51,314,743     53,319,458
--------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE:
  Savings, NOW and Money Market Accounts                              8,216,152      9,077,337      8,419,716
  Time Deposits Over $100,000                                         1,396,197      1,432,520      1,335,775
  Other Time                                                          8,112,475      8,981,211      8,095,686
  Other Borrowed Funds                                                  344,702        256,439        495,997
  Debt                                                                  602,477      3,254,128      4,029,479
--------------------------------------------------------------------------------------------------------------
      Total Interest Expense                                         18,672,003     23,001,635     22,376,653
--------------------------------------------------------------------------------------------------------------

      Net Interest Income                                            29,331,987     28,313,108     30,942,805

Provision for Possible Loan Losses (Note 3)                           3,150,000     12,100,000     10,000,000
--------------------------------------------------------------------------------------------------------------
Net Interest Income after Provision for Possible Loan Losses         26,181,987     16,213,108     20,942,805
--------------------------------------------------------------------------------------------------------------


NON-INTEREST INCOME:
  Trust Department Income                                             1,493,275      1,796,138      1,729,376
  Service Charges on Deposits                                         3,347,128      3,183,525      3,451,507
  Merchant Discount Fees                                              1,696,387      1,861,313      2,123,526
  Gains on Sale of Investment Securities, Net (Note 2)                   33,483        351,771         72,884
  Gain on Curtailment of Pension Plan (Note 5)                                0      1,562,670              0
  FDIC Assistance Received-Loss Sharing (Note 3)                        406,595      2,950,840      6,248,802
  Other                                                               2,385,439      1,059,660      1,411,587
--------------------------------------------------------------------------------------------------------------
      Total Non-Interest Income                                       9,362,307     12,765,917     15,037,682
--------------------------------------------------------------------------------------------------------------


NON-INTEREST EXPENSES:
  Salaries and Wages                                                  8,222,050     10,728,741     10,664,411
  Employee Benefits (Note 5)                                          1,790,795      2,705,164      2,531,980
  Occupancy Expense                                                   2,054,256      2,177,612      2,324,171
  Equipment Expense                                                   2,024,248      2,068,991      2,004,352
  Losses on and Write-downs of Other Real Estate Owned                3,400,214      2,986,555      3,791,819
  Equity in Losses of Real Estate Limited Partnerships                  845,644        645,600      1,588,914
  Trust Customers' Reimbursement, Net (Note 11)                               0              0      3,246,100
  Losses and Write-downs of Segregated Assets (Note 3)                  406,595      2,950,840      6,248,802
  Reengineering Expenses and Related Consultants' Fees (Note 10)              0      4,055,510              0
  Other                                                               8,745,228      8,286,836      9,312,413
--------------------------------------------------------------------------------------------------------------
      Total Non-Interest Expenses                                    27,489,030     36,605,849     41,712,962
--------------------------------------------------------------------------------------------------------------

Income (Loss) Before Provision (Benefit) for Income Taxes             8,055,264     (7,626,824)    (5,732,475)
Provision (Benefit) for Income Taxes (Notes 1 and 6)                  1,831,531     (3,784,885)    (2,842,451)
--------------------------------------------------------------------------------------------------------------

      NET INCOME (LOSS)                                            $  6,223,733   $ (3,841,939)  $ (2,890,024)
==============================================================================================================


INCOME (LOSS) PER SHARE, based upon weighted average common
 shares outstanding of 4,290,342 in 1996, 4,269,231 in 1995,
 and 4,230,194 in 1994 (Note 9):                                   $       1.45   $      (0.90)  $      (0.68)
==============================================================================================================


The accompanying notes are an integral part of these consolidated financial statements.



                          Merchants Bancshares, Inc.

          Consolidated Statements of Changes in Stockholders' Equity

       For Each of the Three Years in the Period Ended December 31, 1996




                                                                                Net Unrealized
                                                                                 Appreciation
                                                                               (Depreciation)
                                           Common    Capital in                 of Investment
                                           Stock      Excess of     Retained      Securities       Treasury
                                          (Note 9)    Par Value     Earnings       (Note 2)         Stock          Total
----------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1993                $ 42,429  $ 30,647,120  $ 15,352,844   $  (143,657)    $   (178,730)  $ 45,720,006
Net Loss                                        --            --    (2,890,024)           --               --     (2,890,024)
Change in Net Unrealized Depreciation
 of Securities Available for Sale, Net
 of Tax                                         --            --            --      (530,012)              --       (530,012)
----------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1994                $ 42,429  $ 30,647,120  $ 12,462,820   $  (673,669)    $   (178,730)  $ 42,299,970
Net Loss                                        --            --    (3,841,939)           --               --     (3,841,939)
Sale of Treasury Stock                          --       (44,598)           --            --          178,730        134,132
Purchase of Treasury Stock                      --            --            --            --       (2,037,927)    (2,037,927)
Issuance of Common Stock                     1,917     2,551,885            --            --               --      2,553,802
Change in Net Unrealized Appreciation
 (Depreciation) of Securities
 Available for Sale, Net of Tax                 --            --            --     1,140,825               --      1,140,825
----------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1995                $ 44,346  $ 33,154,407  $  8,620,881   $   467,156    $  (2,037,927)  $ 40,248,863
Net Income                                      --            --     6,223,733            --               --      6,223,733
Change in Net Unrealized Appreciation
 (Depreciation) of Securities
 Available for Sale, Net of Tax                 --            --            --      (359,309)              --       (359,309)
Change in Net Unrealized Appreciation
 of Securities Transferred to the Held
 to Maturity Portfolio, Net of Tax              --            --            --       136,481               --        136,481
----------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1996                $ 44,346  $ 33,154,407  $ 14,844,614   $   244,328    $  (2,037,927)  $ 46,249,768
============================================================================================================================


The accompanying notes are an integral part of these consolidated financial statements.



                          Merchants Bancshares, Inc.
                    Consolidated Statements of Cash Flows



For the Years Ended December 31,                                        1996             1995              1994
--------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                                                  $    6,223,733   $   (3,841,939)   $   (2,890,024)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided
 by Operating Activities:
  Provision for Possible Loan Losses                                    3,150,000       12,100,000        10,000,000
  Provision for Possible Losses on Other Real Estate Owned              2,494,758        1,365,011         2,388,469
  Provision for Depreciation and Amortization                           2,667,329        4,357,768         6,685,094
  Prepaid Income Taxes                                                 (1,474,913)        (692,726)       (1,890,304)
  Net Gains on Sales of Investment Securities                             (33,483)        (351,771)          (72,884)
  Net Gains on Sales of Loans and Leases                                 (505,422)        (463,919)         (218,510)
  Net Gains on Sales of Premises and Equipment                           (565,350)        (222,895)                0
  Net Gains on Sales of Other Real Estate Owned                          (327,647)               0                 0
  Equity in Losses of Real Estate Limited Partnerships                    845,644          645,600         1,588,916
  Changes in Assets and Liabilities:
    Decrease in Interest Receivable                                       935,703        1,099,212            40,651
    Increase (Decrease) in Interest Payable                              (313,478)         170,331           347,000
    (Increase) Decrease in Other Assets                                 7,004,634        8,810,236        (3,336,601)
    Increase (Decrease) in Other Liabilities                             (723,876)       1,567,069        (1,418,975)
--------------------------------------------------------------------------------------------------------------------
       Net Cash Provided by Operating Activities                       19,377,632       24,541,977        11,222,832
--------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from Sales of Investment Securities Available for
   Sale                                                                42,521,602       50,377,072           682,030
  Proceeds from Maturities of Investment Securities Available
   for Sale                                                            16,000,000       59,000,000                 0
  Proceeds from Sales of Loans and Leases                              19,575,786       35,573,702        48,911,562
  Proceeds from Sales of FHLB Stock                                       333,900        3,681,800                 0
  Proceeds from Sales of Premises and Equipment                         1,817,818          327,500            39,631
  Proceeds from Sales of Other Real Estate Owned                        6,143,639        8,377,527         5,684,332
  Purchases of FHLB Stock                                                       0                0        (1,282,500)
  Purchases of Available for Sale Investment Securities              (105,928,484)    (102,822,744)      (10,014,063)
  Purchases of Held to Maturity Investment Securities                           0                0       (10,098,437)
  Principal Repayments in Excess of (Less Than) Loans Originated       37,291,808        4,075,622        (2,272,774)
  Investments in Real Estate Limited Partnerships                        (110,727)               0          (273,742)
  Purchases of Premises and Equipment                                  (4,687,458)        (792,762)       (2,258,284)
  Decrease in Net Investment in Leveraged Leases                                0                0            41,731
--------------------------------------------------------------------------------------------------------------------
      Net Cash Provided by Investing Activities                        12,957,884        57,797,717       29,159,486
--------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net Decrease in Deposits                                            (36,234,463)      (37,710,409)     (37,085,500)
  Net Increase (Decrease) in Other Borrowed Funds                       4,263,290       (12,959,312)       3,370,653
  Principal Payments on Debt                                           (9,004,807)      (28,804,609)      (2,404,056)
  Acquisition of Treasury Stock                                                 0        (2,082,525)               0
  Issuance of Common Stock                                                      0         2,553,802                0
  Sale of Treasury Stock                                                        0           178,730                0
--------------------------------------------------------------------------------------------------------------------
    Net Cash Used in Financing Activities                             (40,975,980)      (78,824,323)     (36,118,903)
--------------------------------------------------------------------------------------------------------------------
Increase (Decrease) in Cash and Cash Equivalents                       (8,640,464)        3,515,371        4,263,415
Cash and Cash Equivalents at Beginning of Year                         38,366,772        34,851,401       30,587,986
--------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Year                           $   29,726,308   $    38,366,772   $   34,851,401
====================================================================================================================
Total Interest Payments                                            $   18,985,481   $    22,831,304   $   22,029,653
Total Income Tax Payments                                          $            0   $             0   $       50,000

Transfer of loans to Other Real Estate Owned                       $    2,814,578   $     2,777,117   $    7,899,401
Transfer of securities Available for Sale to Held to Maturity
 Portfolio                                                         $   87,508,657   $             0   $            0


The accompanying notes are an integral part of these consolidated financial statements.



                           Merchants Bancshares, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 1996


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Merchants Bancshares, Inc. (the "Company") and its wholly owned subsidiaries, Merchants Bank (the "Bank") (including its wholly owned subsidiaries Merchants
Trust Company, Queneska Capital Corp. and certain trusts) and Merchants Properties, Inc., after elimination of all material intercompany accounts and transactions. The Bank and the Merchants Trust Company offer a full range of deposit, loan, cash management and trust services to meet the financial needs of individual consumers, businesses and municipalities at 33 full-service banking locations throughout the State of Vermont.

Use of Estimates in Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting periods. Operating results in the future could vary from the amounts derived from management's estimates and assumptions.

Investment Securities

The Company classifies certain of its investments in debt securities as held-to-maturity and measures the value of such investments at amortized cost if the Company has the positive intent and ability to hold such securities to maturity. Investments in debt securities that are not classified as held-to-maturity and equity securities that have readily determinable fair values are classified as trading securities or available-for-sale securities. Trading securities are investments purchased and held principally for the purpose of selling in the near term; available-for-sale securities are investments not classified as trading or held-to-maturity.

Transfers from securities available for sale to securities held to maturity are recorded at the securities' fair values on the date of the transfer. Any net unrealized gains or losses continue to be reported as a separate component of stockholders' equity, on a net of tax basis as long as the securities are carried in the held to maturity portfolio, and are amortized over the estimated remaining life of the transferred securities as an adjustment to yield in a manner consistent with the amortization of premiums and discounts.

Dividend and interest income, including amortization of premiums and discounts, is recorded in earnings for all categories of investment securities. Discounts and premiums related to debt securities are amortized using a method which approximates the level-yield method. The gain or loss recognized on the sale of an investment security is based upon the adjusted cost of the specific security.

Management reviews all reductions in fair value below book value to determine whether the impairment is other than temporary. If the impairment is determined to be other than temporary in nature, the carrying value of the security is written down to the appropriate level by a charge to earnings.

Loan Origination and Commitment Fees

Loan origination and commitment fees and certain direct loan origination costs are deferred and amortized over the lives of the related loans. Net deferred origination fees were $946,723 and $956,333 at December 31, 1996 and 1995, respectively.

Premises and Equipment

Premises and equipment are stated at cost, less accumulated depreciation. Depreciation is provided using straight-line and accelerated methods at rates that depreciate the original cost of the premises and equipment over their estimated useful lives. Expenditures for maintenance, repairs and renewals of minor items are generally charged to expense as incurred.

Gains and Losses on Sales of Loans

Gains and losses on sales of loans are recognized based upon the difference between the selling price and the carrying amount of loans sold. Gains and losses are adjusted for excess servicing rights resulting from the sale of certain loans with servicing rights retained. Excess servicing rights are recorded at the net present value of estimated future servicing revenue when they are greater than normal servicing fees. Deferred excess servicing is amortized over the period of estimated net servicing income. Origination fees collected, net of commitment fees paid in connection with the sales of loans and net of the direct cost of loan originations, are recognized at the time such loans are sold.

Income Taxes

Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. Low income housing tax credits are recognized in the year in which they are earned.

Investments in Real Estate Limited Partnerships

The Bank has investments in various real estate limited partnerships that acquire, develop, own and operate low and moderate income housing. The Bank's ownership interest in these limited partnerships varies from 35% to 100% as of December 31, 1996. The Bank consolidates the financial statements of the limited partnership in which the Company is the general partner and is actively involved in management and has a controlling interest. The Bank accounts for its investments in limited partnerships where the Bank does not actively participate and have a controlling interest under the equity method of accounting.

Management periodically reviews the results of operations of the various real estate limited partnerships to determine if the partnerships generate sufficient operating cash flow to fund their current obligations. In addition, management reviews the current value of the underlying property compared to the outstanding debt obligations. If it is determined that the investment suffers from a permanent impairment, the carrying value is written down to the estimated realizable value. The Bank recognized losses of $97,000 and $546,000 due to the impairment of an investment in a real estate limited partnership in 1996 and 1994, respectively.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand, amounts due from banks and federal funds sold in the accompanying consolidated statements of cash flows. At December 31, 1996 and 1995, cash and cash equivalents included $4,704,000 and $5,187,000, respectively, held to satisfy the reserve requirements of the Federal Reserve Bank.

Other Real Estate Owned

Collateral acquired through foreclosure is recorded at the lower of cost or fair value, less estimated costs to sell, at the time of acquisition. A valuation allowance is established for the estimated costs to sell and is charged to expense. Subsequent changes in the fair value of other real estate owned are reflected in the valuation allowance and charged or credited to expense. Net operating income or expense related to foreclosed property is included in non-interest expense in the accompanying consolidated statements of operations. There are inherent uncertainties in the assumptions with respect to the estimated fair value of other real estate owned. Because of these inherent uncertainties, the amount ultimately realized on real estate owned may differ from the amounts reflected in the consolidated financial statements. The Bank recognized losses due to additions to the valuation allowance of $2,441,547, $1,361,000 and $2,392,000 during 1996, 1995 and 1994, respectively.

Mortgage Servicing Rights

In May 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights", as amended by SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 122"). This statement requires a banking enterprise that sells or securitizes loans and retains the mortgage servicing rights, to allocate the total cost of the loans to the mortgage servicing rights and the loans based on their relative fair value if it is practicable to estimate those fair values beginning on January 1, 1996. Mortgage servicing rights are recognized as a separate asset and amortized in proportion to, and over the period of, estimated net servicing income. In addition, these servicing rights are evaluated by management for impairment based on their fair value. The adoption of this standard by the Bank on January 1, 1996 did not have a significant effect on the consolidated results of operations for 1996.

Stock-based Compensation Plans

The Company applies Accounting Principles Bulletin (APB) No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock-based compensation plans. Accordingly, no accounting recognition is given to stock options granted at fair market value until they are exercised. Upon exercise, net proceeds, including tax benefits realized, are credited to equity.

Earnings Per Share

Earnings per share have been computed based on the weighted average number of shares outstanding during the period. Because the effect of common stock equivalents would be immaterial, they have been excluded from the calculation of weighted average shares.

Intangible Assets

Premiums paid for the purchase of core deposits are recorded as other assets and amortized on a straight-line method over the estimated period of time over which value is realized. Management reviews the value of the intangible asset by comparing purchased deposit levels to the current level of acquired deposits in the branches purchased. If any significant deposit runoff has occurred and is determined to be permanent in nature, the asset is written down accordingly.

Accounting for Impairment of Long-Lived Assets

In March 1995 the FASB issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of." This statement requires a review for impairment of long-lived assets and certain identifiable intangibles to be held and used by an entity when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Bank adopted the statement, which did not have a significant effect on earnings, on January 1, 1996. If the sum of the undiscounted future cash flows expected to result from the use and eventual disposition of the asset is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of the impairment loss is determined by comparing the carrying amount of the asset to its fair value. For certain long-lived assets to be disposed of, the cost to sell the asset is deducted from the asset's fair value in determining the impairment loss, if any. This statement does not apply to financial instruments, core deposit intangibles, mortgage and other servicing rights, or deferred tax assets.

Reclassification

Certain amounts in 1994 and 1995 consolidated financial statements have been reclassified to be consistent with the 1996 presentation.


(2)  INVESTMENT SECURITIES

Investments in debt securities are classified as trading, available for sale or held to maturity as of December 31, 1996 and 1995. The amortized cost and fair values of the debt securities classified as available for sale and held to maturity as of December 31, 1996 and 1995 are as follows:


SECURITIES AVAILABLE FOR SALE:

                                                    Gross         Gross
                                   Amortized      Unrealized    Unrealized       Fair
                                     Cost           Gains         Losses         Value
------------------------------------------------------------------------------------------

1996
  U.S. Treasury Obligations       $18,146,244      $ 13,607      $ 35,993      $18,123,858
  U.S. Agency Obligations          23,098,045       177,893             0       23,275,938
  Mortgage-backed Securities       16,218,220        97,434        59,536       16,256,118
                                  --------------------------------------------------------
                                  $57,462,509      $288,934      $ 95,529      $57,655,914
                                  ========================================================



                                                    Gross         Gross
                                   Amortized      Unrealized    Unrealized       Fair
                                     Cost           Gains         Losses         Value
    --------------------------------------------------------------------------------------

1995
  U.S. Treasury Obligations       $49,644,093      $219,355      $ 11,835      $49,851,613
  Mortgage-backed Securities       47,561,580       592,975        62,934       48,091,621
                                  --------------------------------------------------------
                                  $97,205,673      $812,330      $ 74,769      $97,943,234
                                  ========================================================

SECURITIES HELD TO MATURITY:

                                                    Gross         Gross
                                   Amortized      Unrealized    Unrealized       Fair
                                     Cost           Gains         Losses         Value
    --------------------------------------------------------------------------------------

1996
  U.S. Agency Securities          $ 2,502,922      $      0      $ 51,360      $ 2,451,562
  Mortgage-backed Securities       84,400,821        22,852       870,928       83,552,745
                                  --------------------------------------------------------
                                  $86,903,743      $ 22,852      $922,288      $86,004,307
                                  ========================================================

There were no securities classified as held to maturity as of December 31, 1995.

Marketable equity securities are classified as available for sale at December 31, 1996 and 1995 and are stated at their fair value of $230,017 and $309,508, respectively. Gross unrealized losses on equity securities were $30,000 at December 31, 1996 and 1995.

The fair value of securities held for trading was $500,000 at December 31, 1996 and 1995. There were no unrealized gains or losses related to securities held for trading at December 31, 1996 or 1995.

The contractual maturities of all debt securities held at December 31, 1996 (except for mortgage-backed securities which are presented based on estimated duration) are as follows:

                                                Amortized           Fair
                                                   Cost             Value
    ------------------------------------------------------------------------

U.S. Treasuries and Agencies:
  Due in one year or less                      $  9,246,769     $  9,236,826
  Due after one year through five years          34,500,442       34,614,532
Mortgage-backed securities:
  Due within five years                          40,878,015       40,752,944
  Due after five years through ten years         28,395,010       28,099,961
  Due after ten years                            31,346,011       30,955,958
                                               -----------------------------
                                               $144,366,247     $143,660,221
                                               =============================

Proceeds from sales of available for sale debt securities, including principal repayments on mortgage-backed securities, were $42,521,602 and $50,377,072 during 1996 and 1995, respectively. Gross gains of $119,486, $659,994 and $91,780 and gross losses of $86,003, $308,223 and $18,896, were realized from sales of debt and equity securities in 1996, 1995 and 1994, respectively.

On November 29, 1996, $87,508,657 of securities available for sale were transferred to the held to maturity portfolio. Net unrealized gains of $202,462 associated with these securities are being amortized over the remaining lives of the individual securities.

At December 31, 1996, securities with a face value of $20,819,868 were pledged to secure federal funds lines, public deposits, securities sold under agreements to repurchase and for other purposes required by law.


(3)  LOANS

The composition of the loan portfolio at December 31, 1996 and 1995 (including Segregated Assets in 1995) is as follows:


                                                        1996                 1995
--------------------------------------------------------------------------------------

Commercial, Financial and Agricultural              $ 61,091,132          $ 76,925,602
Real Estate - Commercial                             182,199,150           207,235,189
Real Estate - Residential                            128,576,970           148,611,053
Installment Loans to Individuals                      14,831,421            16,559,626
All Other Loans (including overdrafts)                   534,088               392,547
--------------------------------------------------------------------------------------
                                                    $387,232,761          $449,724,017
======================================================================================

In connection with an acquisition, the Bank received financial assistance (loss sharing) with respect to certain acquired loans charged off by the Bank during the three-year period ended June 30, 1996. The FDIC reimbursed the Bank, on a quarterly basis, 80% of net charge-offs and certain expenses related to loans subject to loss sharing aggregating $41.1 million. Charge-offs, net of recoveries, and eligible expenses on Segregated Assets aggregated $2,210,845 and $3,688,550 for 1996 and 1995. The Bank received $406,595, $2,950,840 and
$6,248,802 from the FDIC for eligible charge-offs, net of recoveries and eligible expenses, related to 1996, 1995 and 1994, respectively, in accordance with the loss sharing arrangement. Prior to June 30, 1996, acquired loans subject to loss sharing were classified as Segregated Assets in the accompanying consolidated balance sheet. After June 30, 1996, acquired loans are no longer subject to loss sharing and are no longer classified as Segregated Assets. The composition of the Segregated Assets portfolio at December 31, 1995 is as follows:


      ---------------------------------------------------------------
      Commercial, Financial and Agricultural              $11,793,297
      Real Estate - Commercial                             28,625,693
      Real Estate - Residential                            29,352,150
      Installment Loans to Individuals                         22,464
      ---------------------------------------------------------------
                                                          $69,793,604
      ===============================================================

There has been an insignificant effect on the Bank's noninterest expenses for 1996, 1995 and 1994 as a result of expenses and charge-offs relating to the Segregated Assets. The Bank's share of the charge-offs was charged to the allowance for losses on the Segregated Assets (such allowance being a component of the Bank's overall allowance for loan losses), which was established in conjunction with the acquisition. Any future losses on these loans will be charged to the Bank's allowance for loan losses. The Bank continues to be obligated to compensate the FDIC for a portion of recoveries received through June, 1998 on loans previously charged off and on which the Bank received reimbursement from the FDIC.

The Company originates primarily residential and commercial real estate loans and a lesser amount of commercial and installment loans to customers throughout the state of Vermont. In order to minimize its interest rate and credit risk, the Company sells certain residential loans to the secondary market and to financial investors such as insurance companies and pension funds located in other states. There were no loans held for sale at December 31, 1996; loans held for sale at December 31, 1995 aggregated $7,985,000. Substantially all of the Company's loan portfolio is based in the state of Vermont. There are no known significant industry concentrations in the loan portfolio. Loans serviced for others at December 31, 1996 and 1995 amounted to $313,063,620 and $322,292,294, respectively.

The reserve for possible loan losses is based on management's estimate of the amount required to reflect the risks in the loan portfolio, based on circumstances and conditions known or anticipated at each reporting date. There are inherent uncertainties with respect to the final outcome of certain of the Bank's loans and nonperforming assets. Because of these inherent uncertainties, actual losses may differ from the amounts reflected in these consolidated financial statements. Factors considered in evaluating the adequacy of the reserve include previous loss experience, current economic conditions and their effect on the borrowers, the performance of individual loans in relation to contract terms and estimated fair values of properties to be foreclosed. Losses are charged against the reserve for loan losses when management believes that the collectibility of principal is doubtful.

Key elements of the above estimates, including those used in independent appraisals, are dependent upon the economic conditions prevailing at the time of the estimates. Accordingly, uncertainty exists as to the final outcome of certain of the valuation judgments as a result of the difficult and unpredictable conditions in the region. The inherent uncertainties in the assumptions relative to the projected sales prices or rental rates may result in the ultimate realization of amounts on certain loans that are different from the amounts reflected in these consolidated financial statements.

An analysis of the reserve for possible loan losses for the years ended December 31, 1996 and 1995 is as follows:


                                                  1996           1995
-------------------------------------------------------------------------

Balance, Beginning of Year                     $16,234,481    $19,928,817
Provision for Possible Loan Losses               3,150,000     12,100,000
Loans Charged Off                               (5,135,150)   (18,360,790)
Recoveries                                       1,450,460      2,566,454
-------------------------------------------------------------------------
Balance, End of Year                           $15,699,791    $16,234,481
=========================================================================

Loans charged off include $157,620 and $749,103 and recoveries include $247,472 and $145,380 related to the Bank's portion of charge-offs and recoveries on Segregated Assets for 1996 and 1995, respectively.

Effective January 1, 1995, the Company adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," as amended. Under the standard, the allowance for possible loan losses related to loans that are identified as impaired is based on discounted cash flows using the loan's effective interest rate or the fair value of the collateral for certain collateral dependent loans. The Company has determined that commercial and commercial real estate loans recognized by the Company as nonaccrual, loans past due over 90 days and still accruing, restructured troubled debt and certain internally classified loans are generally equivalent to "impaired loans."

Total impaired loans at December 31, 1996 and 1995 with a related allowance were $8,442,892 and $29,629,572, respectively, and the specific allowance associated with such loans was $875,000 and $2,724,371, respectively. Interest payments on impaired loans are generally recorded as principal reductions if the remaining loan balance is not expected to be paid in full. If full collection of the remaining loan balance is expected, payments are recognized as interest income on a cash basis. During 1996 and 1995 the Company recorded interest income on impaired loans of approximately $505,000 and $949,000, respectively. The average balance of impaired loans was $16,439,760 in 1996 and $35,280,318 in 1995.

Nonperforming assets at December 31, 1996 and 1995 were as follows:

                                                             1996                    1995
                                                          ----------   --------------------------------------
                                                                                        Segregated
                                                            Total        Loans        Assets     Total
-------------------------------------------------------------------------------------------------------------

Nonaccrual loans                                          $4,091,058   $19,580,747   $6,035,520   $25,616,267
Restructured Loans                                         2,403,344     1,364,018       65,756     1,429,774
Loans Past Due 90 Days or More and Still Accruing            216,537       236,817            0       236,817
-------------------------------------------------------------------------------------------------------------
Total Nonperforming Loans                                 $6,710,939   $21,181,582   $6,101,276   $27,282,858
Other Real Estate Owned, Net                               1,924,530     7,224,395      547,672     7,772,067
-------------------------------------------------------------------------------------------------------------
Total Nonperforming Assets                                $8,635,469   $28,405,977   $6,648,948   $35,054,925
=============================================================================================================

Included in nonaccrual loans are $14,520 and $8,362,454 of loans whose terms have been substantially modified in troubled restructurings at December 31, 1996 and 1995, respectively. Additionally, the Bank had $2,403,344 and $1,429,774 of restructured loans that were performing in accordance with the modified agreement at December 31, 1996 and 1995, respectively. Other Real Estate Owned is shown net of valuation reserves of $2,716,789 and $2,430,301 at December 31, 1996 and 1995.

The Bank's policy is to discontinue the accrual of interest and reverse uncollected interest receivable on loans when scheduled payments become contractually past due in excess of 90 days or, in the judgment of management, the ultimate collectibility of principal or interest becomes doubtful.

The amount of interest which was not earned but which would have been earned had the nonaccrual and restructured loans performed in accordance with their original terms and conditions was approximately $1,493,000, $3,466,000 and $1,859,000 in 1996, 1995 and 1994, respectively.

During 1996, the Bank consummated three transactions involving sales of loans, including certain loans classified as impaired. The aggregate net book value of loans sold was approximately $13,224,000, resulting in a total loss on sales of $556,000, which was charged against the allowance for possible loan losses. These loans were sold without recourse.

An analysis of loans in excess of $60,000 to directors and executive officers for the year ended December 31, 1996 is as follows:


          Balance, December 31, 1995                $12,574,659
          Additions                                     273,791
          Repayments                                 (1,007,507)
                                                    -----------
          Balance, December 31, 1996                $11,840,943
                                                    ===========

It is the policy of the Bank to grant such loans on substantially the same terms, including interest rates and collateral, as those prevailing for comparable lending transactions with other persons.


(4)  PREMISES AND EQUIPMENT

The  components  of  premises  and  equipment   included  in  the   accompanying
consolidated balance sheets are as follows:


                                                            1996           1995
----------------------------------------------------------------------------------

Land and Buildings                                      $12,139,121    $14,461,616
Leasehold Improvements                                      962,493        867,775
Furniture and Equipment                                  13,860,467     11,373,256
----------------------------------------------------------------------------------
                                                         26,962,081     26,702,647
Less:  Accumulated Depreciation and Amortization         13,237,283     14,247,939
----------------------------------------------------------------------------------
                                                        $13,724,798    $12,454,708
==================================================================================

Depreciation and amortization expense amounted to $1,679,057, $1,932,074 and $1,786,213 in 1996, 1995 and 1994, respectively.

The Bank leases certain properties for branch purposes. Rent expense on these properties totaled $240,075, $213,096 and $214,891 for the years ended December 31, 1996, 1995 and 1994, respectively. Minimum lease payments for these properties subsequent to December 31, 1996 are as follows: 1997 - $235,667; 1998
- $217,663;  1999 -  $220,176;  2000 - $222,764;  2001 - $225,430  and  $156,079
thereafter.

During 1996, the Bank began a capital improvement project to upgrade its branch facilities and to make further investments in technology. At December 31, 1996, approximately $4,100,000 has been capitalized and will be depreciated over the estimated useful lives of the individual improvements once they are placed in service. Additionally, the Bank retired assets with a total net book value of $601,582 in conjunction with these projects, which amount was charged against current earnings.


(5)  EMPLOYEE BENEFIT PLANS

Pension Plan

Prior to January 1995, the Company maintained a noncontributory defined benefit plan covering all eligible employees. The plan was a final average pay plan with benefits based on the average salary rates over the five consecutive plan years out of the last ten consecutive plan years that produce the highest average. It was the Company's policy to fund the cost of benefits expected to accrue during the year plus amortization of any unfunded accrued liability that had accumulated prior to the valuation date based on IRS regulations for funding. During 1994, the Company made the decision to freeze the plan beginning on January 1, 1995. During 1995, the plan was curtailed. Accordingly, all accrued benefits were fully vested and no additional years of service or age will be accrued. As a result of the curtailment, the Bank recognized a gain in the amount of $1.56 million in 1995.

The plan's funded status and amounts recognized in the accompanying consolidated balance sheets and statements of operations as of December 31, 1996 and 1995 are as follows:

                                                                  1996          1995
---------------------------------------------------------------------------------------

Actuarial Present Value of Benefit Obligation:
  Vested Benefit Obligation                                    $5,180,459    $5,771,869
---------------------------------------------------------------------------------------
Accumulated Benefit Obligation                                  5,180,459     5,771,869
---------------------------------------------------------------------------------------
Projected Benefit Obligation For Service Rendered
 Through December 31, 1994                                      5,180,459     5,771,869
Plan Assets                                                     6,778,159     6,835,057
---------------------------------------------------------------------------------------
Excess of Plan Assets Over Projected Benefit Obligation         1,597,700     1,063,188
Unrecognized Net Asset at January 1, 1987 Being Amortized
 over 13.4 Years                                                  (98,424)     (132,513)
Unrecognized Net Loss (Gain)                                     (368,941)       34,114
---------------------------------------------------------------------------------------
  Prepaid Pension Costs Included In Other Assets               $1,130,335    $  964,789
=======================================================================================


---------------------------------------------------------------------------------------------
                                                              1996         1995         1994
----------------------------------------------------------------------------------------------

Net Pension Expense (Income) Included the Following
 Components:
  Service Cost - Earned During the Year                     $       0    $       0    $316,681
  Interest Cost on Projected Benefit Obligation               402,161      393,901     486,993
  Actual Return on Plan Assets                               (691,781)    (815,566)    100,004
  Net Amortization and Deferral                               119,074      172,099    (660,098)
----------------------------------------------------------------------------------------------
       Total                                                $(170,546)   $(249,566)   $243,580
==============================================================================================

The actuarial present value of the projected benefit obligation was determined using a weighted average discount rate of 7.6%, 7.5% and 8.5% as of December 31, 1996, 1995 and 1994, respectively. For 1996 and 1995 there was no assumed rate of increase in future compensation due to the freeze on plan benefits. The rate of increase of future compensation levels for 1994 (prior to the curtailment of the plan) was 4% for the period 1994-1995, 4.5% for the period 1996-1997 and 5% thereafter. The expected long-term rate of return on assets used was 9% in 1996 and 8% in 1995 and 1994.

Employee Stock Ownership Plan/ 401(k) Plan

Under the terms of the Company's Employee Stock Ownership Plan (ESOP), eligible employees are entitled to contribute up to 15% of their compensation to the ESOP, and the Company contributes a percentage of the amounts contributed by the employees, as authorized by the Company's Board of Directors. The Company contributed approximately 120% and 127%, respectively, of the amounts contributed by the employees (200% of up to 4.5% of individual employee compensation in 1995) in 1996 and 1995 and approximately 75% of the amounts contributed by employees (82% of up to 4.5% of individual employee compensation) in 1994. Substantially all contributions to the ESOP are funded with cash and are used to purchase the Company's common stock.

Deferred Compensation Plans

Through December 1995, the Bank maintained an Executive Salary Continuation Plan and a Deferred Compensation Plan for Directors. In December 1995, the Bank and participants in its Executive Salary Continuation Plan and in the Fixed Growth Program of its Deferred Compensation Plan for Directors agreed to amend or terminate the existing plans. In satisfaction of all liabilities under those plans, the Bank agreed to make payments to, or credits for, the participants. Pursuant to these agreements, the Bank established several new plans (the New Plans), to which it made lump sum payments. The New Plans used those payments, in part, to purchase newly issued common stock of the Company at its market price. The purchases have been accounted for as treasury stock transactions in the Company's consolidated financial statements. The portions of the payments made to the New Plans that were not invested in the common stock of the Company are included as investments in the consolidated financial statements and are classified as trading. In conjunction with the amendment and termination of the existing plans, the Bank either sold or surrendered certain life insurance policies and used the proceeds as a partial source to fund the lump sum payments made to the New Plans. As a result of these transactions, the Bank recognized increased earnings of $673,000 in 1995. To the extent the obligations of the Company under the New Plans are based on investments by the New Plans in other than shares of the Company, the investments will be revalued at each reporting date with a corresponding adjustment to compensation expense. In addition, the obligation related to certain treasury shares, originally purchased for $200,000, will be revalued at each reporting date, with a corresponding adjustment to compensation expense.

The Company continues to maintain the floating growth (savings) program of the deferred compensation plan for Directors. Benefits accrue based on the Directors' fees deferred and a monthly allowance for interest at a rate that is fixed from time to time at the discretion of the Board of Directors. The benefits under the Savings Program of the Deferred Compensation Plan for Directors and the New Plans are generally payable starting on the January 2 following a participant's 65th birthday or earlier death, and will be distributed to the participant (or upon the participant's death, to the participant's designated beneficiary) in accordance with the Plan.

Phantom Stock Plan

The Company maintained a Phantom Stock Plan, wherein certain key officers of the Bank were entitled to receive an annual award of phantom shares of stock for up to five consecutive years. All such awards were granted by June 30, 1993. In December 1995, the Bank entered into agreements with certain participants in the Bank's Phantom Stock Plan (the Plan). The Bank agreed to pay, and those participants agreed to accept, lump sum amounts in full satisfaction of the Bank's obligations under the Plan.

A summary of expenses relating to the Company's various employee benefit plans for each of the three years in the period ended December 31, 1996 is as follows:


                                                    1996         1995        1994
-----------------------------------------------------------------------------------

Pension Plan                                     $(144,000)   $(249,566)   $243,580
Employee Stock Ownership Plan/401(k) Plan          653,017      807,605     348,468
Deferred Compensation Plans                         26,629       25,185     303,939
Phantom Stock Plan                                 (15,542)      67,677    (179,227)
-----------------------------------------------------------------------------------
Total                                             $520,104     $650,901    $716,760
===================================================================================

Stock-Based Compensation Plan

In October, 1995 the FASB issued SFAS No. 123, "Accounting for Stock Based Compensation" which establishes a fair value based method of recognizing stock-based compensation expense. As permitted by SFAS No. 123, the Company has elected to continue to apply APB No. 25 to account for its stock-based compensation plans. Had compensation cost for awards under the Company's stock-based compensation plans been determined consistent with the method set forth under SFAS No. 123, the effect on the Company's net income and earnings per share would have been as follows:

                                          1996                       1995
                                -----------------------    ---------------------------
                                As Reported   Pro Forma    As Reported    Pro Forma
                                -----------   ---------    -----------    ------------

Net Income (Loss):              $6,223,733    $6,062,733   $(3,841,939)   $(3,911,032)
Earnings (Loss) per share:           $1.45         $1.41        $(0.90)        $(0.92)

Because the method prescribed by SFAS No. 123 has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation expense may not be representative of the amount to be expected in future years. Pro forma compensation expense for options granted is reflected over the vesting period; therefore, future pro forma compensation expense may be greater as additional options are granted. Compensation expense for options granted is reflected over the vesting period; therefore, future compensation expense may be greater as additional options are granted.

The Company has granted stock options to certain key employees. The options granted vest after two years and are immediately exercisable upon vesting. Nonqualified stock options may be granted at any price determined by the Compensation Committee of the Board of Directors. All stock options have been granted at fair market value at the date of grant.

The fair value of each  option  grant is  estimated  on the grant date using the
Black-Scholes   option-pricing   model  with  the   following   weighted-average
assumptions:

          Risk-free interest rate:                     6.00%
          Expected life of options:                   4 Years
          Expected volatility of stock:                31.4%

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

Stock Option Plan Activity

     A summary of the Company's stock option activity is as follows:

                                                   1996                 1995                 1994
-------------------------------------------------------------------------------------------------------
                                                     Weighted             Weighted               Option
                                            Number    Average    Number    Average     Number    Price
                                              Of     Exercise      of     Exercise       of       per
                                            Shares    Price      Shares    Price       Shares    Share
                                            -----------------------------------------------------------
                                                      (In thousands, except per share amounts)

Options outstanding, beginning Of year        40      $11.72       20      $11.00        --
Granted                                       10      $15.38       20      $12.44        20      $11.00
Exercised                                     --        --         --        --          --        --
-------------------------------------------------------------------------------------------------------
Options outstanding, end of year              50      $12.45       40      $11.72        20      $11.00
Options exercisable                           20      $11.00       --                    --
Weighted average fair value per option
 of options granted during year                       $ 6.83               $ 6.72

As of December 31, 1996, the exercisable options outstanding were exercisable at a price of $11.00 and had a weighted-average remaining contractual life of 4.8 years.


(6)  INCOME TAXES

The provision (benefit) for income taxes for each of the three years in the period ended December 31, 1996 consists of the following:

                                1996          1995            1994
-----------------------------------------------------------------------

Current                      $3,306,444    $(3,092,159)    $  (952,147)
Prepaid                      (1,474,913)      (692,726)     (1,890,304)
-----------------------------------------------------------------------
                             $1,831,531    $(3,784,885)    $(2,842,451)
-----------------------------------------------------------------------

Prepaid and deferred  income taxes  result from  differences  between the income
(loss) for financial reporting and tax reporting relating primarily to the provision for possible loan losses. The net deferred tax asset amounted to
approximately   $5,390,000  and  $3,793,000  at  December  31,  1996  and  1995,
respectively. This tax asset is included in other assets in the accompanying consolidated balance sheets.

The components of the net deferred tax asset as of December 31, 1996 and 1995 are as follows:


                                         1996          1995
-----------------------------------------------------------------

Reserve for Possible Loan Losses         $6,261,000    $6,780,000
Deferred Compensation                     1,278,000     1,428,000
Unrealized Securities Gains                (129,000)     (251,000)
Loan Fees                                   191,000       193,000
Depreciation                               (481,000)     (393,000)
Accrued Liabilities                         291,000       524,000
Capital Loss Carryforwards                  937,000       431,000
Investments in Limited Partnerships        (668,000)     (542,000)
Excess Servicing Right                      (43,000)       (8,000)
Loan Market Adjustment                   (3,368,000)   (8,630,000)
Other                                    (1,526,000)     (706,000)
Tax Credit Carryforward                   3,150,000     3,276,000
NOL Carryforward                                  0     1,752,000
Core Deposit  Intangible                    434,000       370,000
-----------------------------------------------------------------
                                          6,327,000     4,224,000
Valuation Allowance                        (937,000)     (431,000)
-----------------------------------------------------------------
                                         $5,390,000    $3,793,000
=================================================================

A valuation allowance is provided when it is more likely than not that some portion of the net prepaid tax asset will not be realized. The Bank has established a valuation allowance for capital loss carryforwards since such losses may only be utilized against future capital gains.

The following is a reconciliation of the federal income tax provision (benefit), calculated at the statutory rate, to the recorded provision (benefit) for income taxes:

                                                            1996          1995           1994
--------------------------------------------------------------------------------------------------

Applicable Statutory Federal Income Tax (Benefit)        $2,738,790    $(2,593,120)   $(1,949,042)
(Reduction) Increase in Taxes Resulting From:
  Loss on Investment Securities                              27,200       (114,226)       (24,780)
Tax-exempt Income                                           (73,953)       (86,879)      (187,301)
Tax Credits                                                (980,487)      (851,250)      (707,750)
Other, Net                                                  119,981       (139,410)        26,422
-------------------------------------------------------------------------------------------------
                                                         $1,831,531    $(3,784,885)   $(2,842,451)
=================================================================================================

The state of Vermont assesses a franchise tax for banks in lieu of income tax. The franchise tax is assessed based on deposits and amounted to approximately $255,000, $277,000, and $290,000 in 1996, 1995, and 1994, respectively. These amounts are included in other expenses in the accompanying consolidated statements of operations. The Company received refunds of its 1995, 1994, and 1993 Vermont Franchise Taxes of $271,643, $284,738, and $240,332, respectively, during 1996.

(7)  OTHER BORROWED FUNDS

Other borrowed funds consist of the following at December 31, 1996 and 1995:

                                                     1996         1995
                   ------------------------------------------------------

                   Treasury Tax and Loan Notes    $3,598,712   $2,085,422
                   Federal Funds Purchased                 0    3,250,000
                   Short Term Borrowing            6,000,000            0
                   ------------------------------------------------------
                                                  $9,598,712   $5,335,422
                   ======================================================

As of December 31, 1996, the Bank may borrow up to $18,000,000 in federal funds on an unsecured basis. The following table provides certain information regarding other borrowed funds for the two years ended December 31, 1996 and 1995:

                                                                  Weighted
                                       Maximum                     Average    Weighted
                                      Month-End       Average      Annual    Average Rate
                                        Amount         Amount     Interest   on Amounts
           1996                      Outstanding    Outstanding     Rate     Outstanding
-----------------------------------------------------------------------------------------

Treasury Tax and Loan Notes          $ 4,571,734    $2,134,406      5.06%        5.37%
Federal Funds Purchased               11,500,000       703,419      4.59%          --
Short Term  Borrowing                 11,500,000       773,770      5.46%        5.90%
Repurchase Agreements                  7,660,000     2,365,722      5.79%          --

          1995
-----------------------------------------------------------------------------------------

Treasury Tax and Loan Notes          $ 4,957,123    $3,083,449      5.61%        5.16%
Federal Funds Purchased                9,500,000       975,555      5.96%        5.38%


(8)  DEBT

Debt consists of the following at December 31, 1996 and 1995:

                                                              1996          1995
------------------------------------------------------------------------------------


9% Mortgage Note, Payable in Monthly Installments of
 $1,736 (Principal and Interest) Through 2020              $   202,991   $   205,441
1% Mortgage Note, payable in Monthly Installments of
 $2,542 (Principal and Interest) Through 2039                1,186,959     1,189,316
Federal Home Loan Bank Notes Payable, Interest Rates
 from 4.83% to 8.66% Due 1996 through 2001                   5,030,000    14,030,000
------------------------------------------------------------------------------------
                                                            $6,419,950   $15,424,757
------------------------------------------------------------------------------------

Maturities of debt subsequent to December 31, 1996 are as follows: 1997 - $5,288; 1998 - $5,771; 1999 - $6,293; 2000 - $6,896; 2001 - $7,533 and
$6,388,169 thereafter.

As of December 31, 1996, the Company is in compliance with all of the covenants of the Federal Home Loan Bank agreements.

On June 30, 1995, in accordance with a specific plan authorized by the Federal Reserve, the Bank prepaid the outstanding $18 million of Capital Notes, which carried an interest rate of 9.81%, using funds from operations. The Bank was released from any further obligations under the Capital Notes Agreement. A prepayment premium of $701,400 was paid to the noteholders. The prepayment premium is reflected in interest expense in the accompanying consolidated statement of operations.

On December 20, 1995, in accordance with a specific plan authorized by the Federal Reserve, the Company prepaid $2,400,000 in obligations under the Senior Subordinated Debt Agreement which carried an interest rate of 10%, using funds provided by the issuance of common stock in conjunction with the settlement of the deferred compensation plans (see Note 6). The Company was released from any further obligations under the Senior Debt Agreement. No prepayment premium was required.


(9)  STOCKHOLDERS' EQUITY

Vermont state law requires the Bank to appropriate a minimum of 10% of net income to surplus until such time as appropriated amounts equal 10% of deposits and other liabilities. The Company's stockholders' equity includes $7,189,562 as of December 31, 1996 and $6,561,600 as of December 31, 1995 of such appropriations. Vermont state law also restricts the payment of dividends under certain circumstances.


(10)  REENGINEERING

The Company began a reengineering project during 1995 to reduce ongoing operating costs and increase noninterest income. As a result, the Bank implemented a plan to reduce its workforce by approximately 250 employees. All employees were offered the opportunity to voluntarily terminate their employment, which would entitle them to a severance package equal to one week's pay for each year of service plus four additional weeks. Employees whose age plus years of service with the Company equalled at least 60 were offered an early retirement option whereby, in lieu of the plan described above, five years would be added to both their years of service and their age for purposes of determining vested benefits through the pension plan. The total severance charges realized by the Company as a result of the reengineering project were approximately $1.3 million. The incremental cost of the enhanced early retirement benefit realized during 1995 was approximately $728,000.

In conjunction with the reengineering project, the Company engaged a consulting firm to assist in the identification of possible workforce reductions and the implementation of the reengineering plan. The fee earned by these consultants is, in part, contingent upon actual future operating cost reductions and the increase in noninterest income, and the Company recognized all expenses associated with fees to these consultants of approximately $2 million in 1995. Pursuant to an agreement with these consultants, the Company will make the final payment to the consultants in 1997, which has been fully accrued as of December 31, 1996.


(11)  COMMITMENTS AND CONTINGENCIES

During the fall of 1994, lawsuits were brought against the Company, the Bank, the Trust Company (collectively referred to as "the Companies") and certain directors of the Companies. These lawsuits related to certain investments managed for Trust Company clients and placed in the Piper Jaffray Institutional Government Income Portfolio. Separately, and before the suits were filed, the Companies had initiated a review of those investments. As a result of the review, the Trust Company paid to the affected Trust Company clients a total of approximately $9.2 million in December 1994. The payments do not constitute a legal settlement of any claims in the lawsuits. However, based on consultation with legal counsel, management believes that further liability, if any, of the Companies on account of matters complained of in the lawsuits will not have a material adverse effect on the consolidated financial position and results of operations of the Company. In December 1994, the Trust Company received a payment of $6,000,000 from its insurance carriers in connection with these matters, which was treated as a reduction in amounts reimbursed to Trust Company customers in the accompanying consolidated statement of operations. The Companies are separately pursuing claims against Piper Jaffray Companies, Inc. and others on account of the losses that gave rise to the $9.2 million payment by the Companies. The claims of the Trust Company, as trustee, against Piper Jaffray Companies were joined with claims of other investors in the Piper Fund in a class action in the United States District Court for the District of Minnesota. The class action was settled by the parties, and on December 14, 1995, the settlement was approved by the Court. By order dated January 11, 1996, the Court ordered the share of the settlement proceeds attributable to Trust Company investments not be paid pending further order. On February 18, 1997, the District Court entered an Order for Final Judgment. That Order provides, among other matters, that except to the extent (if at all) any other court with jurisdiction has given leave for some or all of the proceeds to be deposited with the court pursuant to Vermont Rule of Civil Procedure 67, Federal Rule of Civil Procedure 67, or such other rule as may apply, and absent an appeal, the entire net settlement proceeds attributable to the Trust Company investments are to be paid to the Trust Company starting approximately sixty-one days after the date of the Order. Any recovery of settlement proceeds is subject to the terms of an agreement between the Companies and their insurance carriers. The attorneys representing the plaintiffs in one of the lawsuits discussed above have taken the position that amounts recovered by the Companies on these claims should be paid to the affected Trust Company clients (net of legal fees to those attorneys), in addition to the $9.2 million already paid.

The attorneys representing the plaintiffs in one of the lawsuits discussed above requested an award of attorneys' fees for allegedly causing the Companies to make the $9.2 million payment and asked the District Court to order the Trust Company to withhold payment of $500,000. The Trust Company resisted claims for payment of such fees and, as a result, has been directed to place the sum of $500,000 into escrow pending a ruling by the Court. On appeal by the Companies, the United States Court of Appeals affirmed in part, vacated in part, and reversed for further proceedings the lower court's judgment. The attorneys representing the plaintiffs in that lawsuit have indicated that they intend to seek damages as well as attorneys' fees. There is the possibility that the Companies will be required to remit all or part of the escrowed funds, or to pay damages. However, based upon consultation with legal counsel, management believes that on the facts of this case there is no substantial authority for an award of such fees or damages in those proceedings.

The Bank is also involved in various legal proceedings arising in the normal course of business. Based upon consultation with legal counsel, management believes that the resolution of these matters will not have a material effect on the consolidated financial position and results of operations of the Company.


(12)  PARENT COMPANY

The Parent Company's investments in its subsidiaries are recorded using the equity method of accounting. Summarized financial information relative to the Parent Company only balance sheets at December 31, 1996 and 1995 and statements of operations and cash flows for each of the three years in the period ended December 31, 1996 is as follows:

Balance Sheets - December 31,                               1996           1995
-----------------------------------------------------------------------------------

Assets:
  Investment in and Advances to Subsidiaries *          $ 47,999,312   $ 41,843,980
  Other Assets                                               860,191        972,452
-----------------------------------------------------------------------------------
      Total Assets                                      $ 48,859,503   $ 42,816,432
===================================================================================

Liabilities and Equity Capital:
  Other Liabilities                                        2,609,735      2,567,569
  Equity Capital                                          46,249,768     40,248,863
-----------------------------------------------------------------------------------
      Total Liabilities and Equity Capital              $ 48,859,503   $ 42,816,432
===================================================================================



Statements of Operations for the Year Ended December 31,         1996           1995             1994
-------------------------------------------------------------------------------------------------------------

Equity in Undistributed Earnings (Loss) of Subsidiaries*         $ 6,306,352    $ (4,021,297)    $ (2,679,429)
Other Income (Expense), Net                                         (125,180)         72,360         (374,142)
Benefit from Income Taxes                                             42,561         106,998          163,547
-------------------------------------------------------------------------------------------------------------
Net Income (Loss)                                                $ 6,223,733    $ (3,841,939)    $ (2,890,024)
=============================================================================================================

Statements of Cash Flows for the Year Ended December 31,         1996           1995             1994
-------------------------------------------------------------------------------------------------------------

Cash Flows from Operating Activities:
  Net Loss                                                       $ 6,223,733    $ (3,841,939)    $ (2,890,024)
  Adjustments to Reconcile Net Income (Loss) to Net Cash
   Provided by (Used in) Operating Activities:
    Amortization                                                 $         0    $          0     $      6,360
    Gains on Investment Securities                                         0        (309,020)         (91,780)
    (Increase) Decrease  in Miscellaneous Receivables                 98,754        (612,543)         (11,425)
    Increase (Decrease) in Miscellaneous Payables                          0       2,527,569         .(20,000)
    Equity in Undistributed  (Income) Losses of Subsidiaries      (6,306,352)      4,021,297        2,679,429
-------------------------------------------------------------------------------------------------------------
       Net Cash Provided by (Used in) Operating Activities       $    16,135    $  1,785,364     $   (327,440)
-------------------------------------------------------------------------------------------------------------

Cash Flows from Investing Activities:
  Repayment of Advances from Subsidiaries                        $         0    $  1,035,460     $  2,263,399
  Proceeds from Sales of Investment Securities                             0         643,931          682,030
-------------------------------------------------------------------------------------------------------------
      Net Cash Provided by Investing Activities                  $         0    $  1,679,391     $  2,945,429
-------------------------------------------------------------------------------------------------------------

Cash Flows From Financing Activities:
  Sale of Treasury Stock                                         $         0    $    178,730     $          0
  Acquisition of Treasury Stock                                            0      (2,082,525)               0
  Issuance of Common Stock                                                 0       2,553,802                0
  Principal Payments on Debt                                               0      (4,800,000)      (2,400,000)
-------------------------------------------------------------------------------------------------------------
      Net Cash Used in Financing Activities                      $         0    $ (4,149,993)    $ (2,400,000)
-------------------------------------------------------------------------------------------------------------

Increase (decrease) in Cash and Cash Equivalents                      16,135        (685,238)         217,989
Cash and Cash Equivalents at Beginning of Year                       301,495         986,733          768,744
-------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Year                         $   317,630    $    301,495     $    986,733
=============================================================================================================
Total Interest Paid                                              $         0    $    333,333     $    580,000
Taxes Paid                                                       $         0    $          0     $     50,000


<F1>  *  Account balances are partially or fully eliminated in consolidation.


(13)  FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

Commitments and Off-Balance Sheet Risk

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments primarily include commitments to extend credit and financial guarantees. Such instruments involve, to varying degrees, elements of credit and interest rate risk that are not recognized in the accompanying consolidated balance sheets.

Exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and financial guarantees written is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments as it does for on-balance sheet instruments. The contractual amounts of these financial instruments at December 31, 1996 and 1995 are as follows:


     1996                                               Contractual Amount
     ---------------------------------------------------------------------

     Financial Instruments Whose Contract Amounts
      Represent Credit Risk:
     Commitments to Extend Credit                          $80,756,000
     Standby Letters of Credit                               6,104,000
     Loans Sold with Recourse                                1,219,000


     1995                                               Contractual Amount
     ---------------------------------------------------------------------

     Financial Instruments Whose Contract Amounts
      Represent Credit Risk:
     Commitments to Extend Credit                          $92,596,000
     Standby Letters of Credit                               6,550,000
     Loans Sold with Recourse                                1,832,000


Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since a portion of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent a future cash requirement. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained by the Bank upon extension of credit is based on management's credit evaluation of the counterparty, and an appropriate amount of real and/or personal property is obtained as collateral.

Standby letters of credit and financial guarantees written are conditional commitments issued by the Bank to guarantee performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. Most guarantees extend for less than two years, and 75% are for less than $100,000. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank obtains real and/or personal property as collateral for those commitments for which collateral is deemed to be necessary.

The Bank may enter into commitments to sell loans which involve market and interest rate risk. There were no such commitments at December 31, 1996. At December 31, 1995, the remaining commitments to deliver loans pursuant to master commitments with secondary market investors amounted to approximately $8,947,000.

Interest Rate Floor Contracts

Interest rate floor transactions generally involve the exchange of fixed and floating rate interest payments without the exchange of the underlying principal amounts. The Company has used a floor contract to mitigate the effects on net interest income in the event interest rates on floating rate loans decline. The Company is exposed to risk should the counterparty default in its responsibility to pay interest under the terms of the floor agreement, but minimizes this risk by performing normal credit reviews on the counterparties, by limiting its exposure to any one counterparty, and by utilizing well known national investment firms as counterparties. Notional principal amounts are a measure of the volume of agreements transacted, but the level of credit risk is significantly less. At December 31, 1996, the notional principal amount of contracts outstanding was $20,000,000 and the amortized cost of such contracts was $73,900. There were no outstanding interest rate floor agreements at December 31, 1995.


(14)  FAIR VALUE OF FINANCIAL INSTRUMENTS

Investments

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents and stock in the Federal Home Loan Bank of Boston (FHLB) approximate fair values. Fair value for investment securities is determined from quoted market prices, when available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

An analysis of the estimated fair value of the investment securities as of December 31, 1996 and 1995 is as follows:

                                             1996                      1995
------------------------------------------------------------------------------------
                                    Carrying    Calculated    Carrying    Calculated
                                     Amount     Fair Value     Amount     Fair Value
------------------------------------------------------------------------------------
                                                     (In Thousands)

Securites Available for Sale        $ 57,656     $ 57,656      $97,943     $97,943
Securities Held to Maturity           86,904       86,004           --          --
Marketable Equity Securities             230          230          310         310
----------------------------------------------------------------------------------
                                    $144,790     $143,890      $98,253     $98,253
==================================================================================

Loans

The fair value of variable rate loans that reprice frequently and have no significant credit risk is based on carrying values. The fair value of fixed rate (one-to-four family residential) mortgage loans, and other consumer loans, is based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics. The fair value for other loans is estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

An analysis of the estimated fair value of the loan portfolio (including Segregated Assets as of December 31, 1995) as of December 31, 1996 and 1995 is as follows:


                                1996                    1995
      ---------------------------------------------------------------
                        Carrying   Calculated   Carrying   Calculated
                         Amount    Fair Value    Amount    Fair Value
      ---------------------------------------------------------------
                                        (In Thousands)

      Net Loans         $371,533    $371,187    $433,490    $435,291
      ===============================================================

Deposits

The fair value of demand deposits approximates the amount reported in the consolidated balance sheets. The fair value of variable rate, fixed term certificates of deposit also approximate the carrying amount reported in the consolidated balance sheets. The fair value of fixed rate and fixed term certificates of deposit is estimated using a discounted cash flow which applies interest rates currently being offered for deposits of similar remaining maturities.

An analysis of the estimated fair value of deposits as of December 31, 1996 and 1995 is as follows:

                                             1996                      1995
------------------------------------------------------------------------------------
                                    Carrying    Calculated    Carrying    Calculated
                                    Amount      Fair Value     Amount     Fair Value
------------------------------------------------------------------------------------
                                                     (In Thousands)

Demand Deposits                     $ 80,576     $ 80,576     $ 85,417     $ 85,804
Savings, NOW and Money Market        263,882      263,967      278,242      278,242
Time Deposits Over $100,000           20,369       20,522       20,473       20,792
Other Time                           143,452      144,516      160,382      162,881
-----------------------------------------------------------------------------------
                                    $508,279     $509,581     $544,514     $547,719
===================================================================================

Debt

The fair value of debt is estimated using current market rates for borrowings of similar remaining maturity.

An analysis of the estimated fair value of the debt of the Company as of December 31, 1996 and 1995 is as follows:


                       1996                    1995
      ------------------------------------------------------
               Carrying   Calculated   Carrying   Calculated
                Amount    Fair Value    Amount    Fair Value
      ------------------------------------------------------

      Debt      $6,420      $6,732      $15,425     $15,990
      ------------------------------------------------------

Commitments to Extend Credit And Standby Letters Of Credit

The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of financial standby letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties. The fair value of commitments to extend credit and standby letters of credit is $88,000 and $101,000 as of December 31, 1996 and 1995, respectively.


(15)  SUMMARY OF UNAUDITED QUARTERLY FINANCIAL INFORMATION (in thousands):


                           Merchants Bancshares, Inc.
                  Notes to Consolidated Financial Statements
                              December 31, 1996


                                                        1996                                     1995
                                       -------------------------------------    -------------------------------------
                                       Q1        Q2        Q3        Q4         Q1        Q2        Q3        Q4
---------------------------------------------------------------------------------------------------------------------

Interest and Fee Income                $12,204   $11,990   $11,901   $11,909    $13,053   $13,362   $12,460   $12,440
Interest Expense                         4,858     4,642     4,573     4,599      5,872     6,647     5,407     5,076
---------------------------------------------------------------------------------------------------------------------

Net Interest Income                    $ 7,346   $ 7,348   $ 7,328   $ 7,310    $ 7,181   $ 6,715   $ 7,053   $ 7,364

Provision for Possible Loan Losses (A)     900       900       900       450      2,700     7,600       900       900
Non-Interest Income (B)                  2,913     2,174     1,897     1,972      2,210     2,094     3,524     1,987
Non-Interest Expense (C)                 7,646     6,639     6,215     6,582      7,180     7,992    11,116     7,367

Income (Loss) Before Provision
 (Benefit) for Income Taxes            $ 1,713   $ 1,983   $ 2,110   $ 2,250    $  (489)  $(6,783)  $(1,439)  $ 1,084
Provision (Benefit) For Income Taxes       344       439       501       548       (528)   (2,732)     (717)      192
---------------------------------------------------------------------------------------------------------------------

Net Income (Loss)                      $ 1,369   $ 1,544   $ 1,609   $ 1,702    $    39   $(4,051)  $  (722)  $   892
=====================================================================================================================

Earnings (Loss) Per Share              $  0.32   $  0.36   $  0.37   $  0.40    $  0.01   $ (0.95)  $ (0.17)  $  0.21
=====================================================================================================================

Dividends Per Share                    $  0.00   $  0.00   $  0.00   $  0.00    $  0.00   $  0.00   $  0.00   $  0.00
=====================================================================================================================

<F1>  (A)   During the second quarter of 1995, the Bank provided reserves for possible loan  losses of $5 million in  addition  to  planned  provisions  of $1.75
            million  to  cover   exposure   identified   during  loan   renewals   and
            restructures.

<F2>  (B)   The  Bank  recognized  a gain of $1.6  million  in  conjunction  with  the curtailment of its pension plan during the third quarter of 1995.

<F3>  (C)   During the third quarter of 1995 the Bank began a  reengineering  project.
            The Bank recognized total severance charges of $1.5 million and total fees to consultants of $2.2 million in conjunction with the reengineering.


(16)  REGULATORY ENVIRONMENT

The Bank and the Company are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory--and possible additional discretionary--actions by regulators that, if undertaken, could have a direct material effect on the Bank's and the Company's financial statements. Under capital adequacy guidelines, the Bank and the Company must meet specific capital guidelines that involve quantitative measures of the Bank's and the Company's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank is also subject to the regulatory framework for prompt corrective action that requires the Bank to meet specific capital guidelines to be considered well capitalized. The Bank's and the Company's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank and the Company to maintain minimum ratios (set forth in the table below) of total and Tier-1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier-1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 1996, that the Bank and the Company meet all capital adequacy requirements to which it is subject.

As of December 31, 1996, the most recent notification from the FDIC categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution's category. To be considered well capitalized under the regulatory framework for prompt corrective action, the Bank must maintain minimum Tier-1 Leverage, Tier-1 Risk-Based, and Total Risk-Based Capital ratios as set forth in the table below.

                                                                                      To Be Well-
                                                                                   Capitalized Under
                                                                For Capital        Prompt Corrective
                                              Actual         Adequacy Purposes     Action Provisions
-----------------------------------------------------------------------------------------------------
                                        Amount    Percent    Amount    Percent    Amount      Percent
-----------------------------------------------------------------------------------------------------

As of December 31, 1996:

Merchants Bancshares, Inc.:
  Tier 1 Risk-Based Capital             $43,814   11.08%     $15,811    4.00%             N/A
  Total Risk-Based Capital              $48,888   12.37%     $31,623    8.00%             N/A
  Tier 1 Leverage Capital               $43,814    7.50%     $23,381    4.00%             N/A
Merchants Bank:
  Tier 1 Risk-Based Capital             $45,517   11.56%     $15,757    4.00%     $23,635      6.00%
  Total Risk-Based Capital              $50,574   12.84%     $31,513    8.00%     $39,392     10.00%
  Tier 1 Leverage Capital               $45,517    7.80%     $23,330    4.00%     $29,163      5.00%

As of December 31, 1995 (Unaudited)
Merchants Bancshares, Inc.:
  Tier 1 Risk-Based Capital             $36,023    7.81%     $18,450    4.00%             N/A
  Total Risk-Based Capital              $41,777    9.06%     $36,900    8.00%             N/A
  Tier 1 Leverage Capital               $36,023    5.87%     $24,548    4.00%             N/A
Merchants Bank:
  Tier 1 Risk-Based Capital             $37,627    8.19%     $18,386    4.00%     $27,579      6.00%
  Total Risk-Based Capital              $43,420    9.45%     $36,772    8.00%     $45,965     10.00%
  Tier 1 Leverage Capital               $37,627    6.15%     $24,486    4.00%     $30,608      5.00%

Discussion of Prior Regulatory Actions

In March 1993, the FDIC and the State of Vermont Department of Banking, Insurance and Securities (the Commissioner) conducted a joint field examination of the Bank. As a result of this examination, the Bank entered into a Memorandum of Understanding ("MOU") with the FDIC and the Commissioner. Under the terms of the MOU, the Bank was required to, among other things, maintain a leverage capital ratio of at least 5.5% and refrain from declaring dividends. The Bank operated under the terms of the MOU until its removal on October 15, 1996.

In February 1994, the Company and the Federal Reserve entered into an agreement. Under this agreement, among other things, the Company was not permitted to declare or pay a dividend or incur any debt without the approval of the Federal Reserve. The Company operated under the terms of the agreement until its removal on June 3, 1996.

In February 1995, the Trust Company entered into an MOU with the FDIC and the Commissioner to put into effect corrective actions relating to certain operating, technical and regulatory issues. The Trust Company operated under the terms of the MOU until its removal on August 8, 1996.


                           Merchants Bancshares, Inc. and Subsidiaries
                                  Interest Management Analysis



(Taxable Equivalent, in thousands)                              1996                 1995                  1994
------------------------------------------------------------------------------------------------------------------------------

Total Average Assets                                            $580,860             $642,487              $709,077
------------------------------------------------------------------------------------------------------------------------------


                                                                            % of                  % of                  % of
                                                                           Average               Average               Average
NET INTEREST INCOME:                                            1996       Assets    1995        Assets    1994        Assets

Interest and Dividend Income                                    $ 45,807    7.89%    $ 48,988     7.62%    $ 50,041     7.06%
Fees on Loans                                                      2,333    0.40%       2,492     0.39%       3,571     0.50%
-----------------------------------------------------------------------------------------------------------------------------

Total                                                           $ 48,140    8.29%    $ 51,480     8.01%    $ 53,612     7.56%
Interest Expense                                                  18,672    3.21%      23,002     3.58%      22,377     3.16%

Net Interest Income Before Provision for Possible Loan Losses   $ 29,468    5.07%    $ 28,478     4.40%    $ 31,235     4.40%
Provision for Possible Loan Losses                                 3,150    0.54%      12,100     1.88%      10,000     1.41%
-----------------------------------------------------------------------------------------------------------------------------

      Net Interest Income                                       $ 26,318    4.53%    $ 16,378     2.55%    $ 21,235     2.99%

OPERATING EXPENSE ANALYSIS:
Non-Interest Expense
  Personnel                                                     $ 10,013    1.72%    $ 13,434     2.09%    $ 13,196     1.86%
  Occupancy Expense                                                2,054    0.35%       2,178     0.34%       2,324     0.33%
  Equipment Expense                                                2,024    0.35%       2,069     0.32%       2,004     0.28%
  Other                                                           12,991    2.24%      15,974     2.49%      17,939     2.53%
-----------------------------------------------------------------------------------------------------------------------------

Total Non-Interest Expense                                      $ 27,082    4.66%    $ 33,655     5.24%    $ 35,463     5.00%

Less Non-Interest Income Service Charges on Deposits            $  3,347    0.58%    $  3,184     0.50%    $  3,452     0.49%
Other, Including Securities Gains (Losses)                         5,580    0.96%       6,632     1.03%       5,337     0.75%
-----------------------------------------------------------------------------------------------------------------------------

Total Non-Interest Income                                       $  8,927    1.54%    $  9,816     1.53%    $  8,789     1.24%
-----------------------------------------------------------------------------------------------------------------------------

Net Operating Expense                                           $ 18,155    3.13%    $ 23,839     3.71%    $ 26,674     3.76%
=============================================================================================================================

SUMMARY:
  Net Interest Income                                           $ 26,318    4.53%    $ 16,378     2.55%    $ 21,235     2.99%
  Less: Net Overhead                                              18,155    3.13%      23,839     3.71%      26,674     3.76%
-----------------------------------------------------------------------------------------------------------------------------

Profit Before Taxes - Taxable Equivalent Basis                  $  8,163    1.41%    $ (7,461)   -1.16%    $ (5,439)   -0.77%
Net Profit (Loss) After Taxes                                   $  6,224    1.07%    $ (3,842)   -0.60%    $ (2,890)   -0.41%
=============================================================================================================================


                           Merchants Bancshares, Inc.
                       Five Year Summary of Operations
           (Not Covered by Report of Independent Public Accountants)
                               (In Thousands)



For the years ended                                     1996        1995        1994        1993        1992
-----------------------------------------------------------------------------------------------------------------

Interest and Investment Income                          $  48,004   $  51,315   $  53,319   $  51,474   $  49,239
Interest Expense                                           18,672      23,002      22,377      21,956      24,051
-----------------------------------------------------------------------------------------------------------------

Net Interest Income                                     $  29,332   $  28,313   $  30,942   $  29,518   $  25,188
Provision for Possible Loan Losses                          3,150      12,100      10,000      23,822       8,050
-----------------------------------------------------------------------------------------------------------------

Net Interest Income after Provision for Loan Losses        26,182      16,213      20,942       5,696      17,138
-----------------------------------------------------------------------------------------------------------------

Other Income                                            $   9,362   $  12,766   $  15,038   $  12,128   $  10,195
Other Expense                                              27,489      36,606      41,712      28,016      21,081
-----------------------------------------------------------------------------------------------------------------

INCOME (LOSS) BEFORE INCOME TAXES                       $   8,055   $  (7,627)  $  (5,732)  $ (10,192)  $   6,252
Provision (benefit) for Income Taxes (Notes 2 and 4)        1,831      (3,785)     (2,842)     (4,410)        575
-----------------------------------------------------------------------------------------------------------------

NET INCOME (LOSS)                                       $   6,224   $  (3,842)  $  (2,890)  $  (5,782)  $   5,677
-----------------------------------------------------------------------------------------------------------------

SELECTED AVERAGE BALANCES (IN THOUSANDS)
Total Assets                                            $ 580,860   $ 642,487   $ 709,077   $ 705,516   $ 602,317
Average Earning Assets                                    533,192     575,551     620,070     627,049     542,157
Loans                                                     406,514     481,047     514,843     515,805     441,291
Total Deposits                                            513,923     556,242     598,305     570,957     490,908
Long-Term Debt                                              8,925      28,707      45,433      47,835      42,171
Shareholders' Equity                                       43,111      40,848      46,331      48,511      51,548

Shareholders' Equity plus Loan Loss Reserve                59,094      58,794      65,322      59,999      59,028

SELECTED RATIOS
Net Income (Loss) to:
  Average Stockholders' Equity                              14.44%      -9.41%      -6.24%     -11.92%      11.01%
  Average Assets                                             1.07%      -0.60%      -0.41%      -0.82%       0.94%
Average Stockholders' Equity to Average Total Assets         7.42%       6.36%       6.53%       6.88%       8.56%
Common Dividend Payout Ratio                                 0.00%       0.00%       0.00%       0.00%      58.48%
Loan Loss Reserve to Total Loans at Year End                 4.05%       3.61%       3.90%       3.50%       1.73%
Net Charge-Offs to Average Loans                             1.26%       3.28%       1.97%       1.95%       1.65%

PER SHARE (Note 1)
Net Income (Loss)                                       $    1.45   $   (0.90)  $   (0.68)  $   (1.37)  $    1.39
Cash Dividends                                               0.00        0.00        0.00        0.20        0.80
Year End Book Value                                         10.78        9.38       10.00       10.74       12.39
OTHER
Cash Dividends Paid (In Thousands)                      $       0   $       0   $       0   $     848   $   3,320
Stock Dividends Issued                                        0.0%        0.0%        0.0%        0.0%        3.0%



(Note 1): All stock dividends and splits are reflected retroactively. See Note 9 of Notes to Consolidated Financial Statements.



                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Except for the historical information contained herein, this Annual Report on Form 10-K may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including, without limitation, (i) the fact that the Company's success is dependent to a significant extent upon general economic conditions in Vermont and Vermont's ability to attract new business,
(ii) the fact that the Company's earnings depend to a great extent upon the level of net interest income (the difference between interest income earned on loans and investments and the interest expense paid on deposits and other borrowings) generated by the Bank, and the level of net interest income and thus the Bank's results of operations may be adversely affected by increases or decreases in interest rates, and (iii) the fact that the banking business is highly competitive and the profitability of the Company depends upon the Bank's ability to attract loans and deposits in Vermont, where the Bank competes with a variety of traditional banking and nontraditional institutions such as credit unions and finance companies. These factors, as well as general economic and market conditions, may materially and adversely affect the market price of the Company's common shares. Because of these and other factors, past financial performance should not be considered an indicator of future performance. The forward-looking statements contained herein represent the Company's judgment as of the date of this Form 10-K, and the Company cautions readers not to place undue reliance on such statements.

The following discussion and analysis of financial condition and results of operations of the Company and its subsidiaries for the three years ended December 31, 1996 should be read in conjunction with the consolidated financial statements and notes thereto and selected statistical information appearing elsewhere in this annual report. The information is discussed on a fully taxable equivalent basis. Particular attention should be given to the INTEREST MANAGEMENT ANALYSIS and OPERATING EXPENSE ANALYSIS TABLES immediately preceding this discussion upon which this discussion is primarily based. The financial condition and operating results of the Company essentially reflect the operations of its principal subsidiary, the Merchants Bank.


RESULTS OF OPERATIONS:  OVERVIEW

The Company recognized net income of $6.2 million for the year ended December 31, 1996. Core earnings (pretax earnings, excluding the provision for loan losses and reengineering expenses) increased from approximately $8.5 million in 1995 to $11.2 million in 1996. This increase is attributable to several factors. The Company's portfolio of nonperforming loans decreased by $20.6 million from $27.3 million at year-end 1995 to $6.7 at year-end 1996. Additionally, the Company's OREO portfolio decreased by $5.9 million from $7.8 million at year-end 1995 to $1.9 million at year-end 1996. These reductions in nonperforming asset levels have allowed the Company to redeploy funds into earning assets and reduce administrative efforts associated with a nonperforming asset portfolio. Also, the Company began a reengineering project during 1995 to reduce ongoing operating costs through a reduction in workforce and improved operating efficiencies, and to increase noninterest income. The Company estimates that the changes made as a result of the reengineering have reduced noninterest expenses by approximately $4.6 million, and have had a marginal effect on noninterest income.

The Company recognized a net loss of $3.8 million for the year ended December 31, 1995, due primarily to the substantial provision for possible loan losses of $12.1 million (refer to the discussion under "Provision for Possible Loan Losses" that follows), and $4 million in reengineering charges and related consultants fees. Substantially all costs incurred and actions associated with the reengineering project occurred during 1995. Core earnings (pretax earnings excluding the provision for loan losses and reengineering expenses) showed slight improvement from 1994 to 1995 due primarily to reductions in nonperforming assets.

The Company recognized a net loss of $2.9 million for the year ended December 31, 1994, due primarily to the following three items: provisions for possible loan losses of $10 million (refer to the discussion under "Provision for
Possible Loan Losses" that follows), an increase in the provision for write-downs of other real estate owned of $2.4 million, and the net expenses related to the reimbursement of Trust Company clients for losses related to investments managed by the Trust Company and placed in the Piper Jaffray Institutional Government Income Portfolio. The net Trust Company expenses totaled approximately $3.2 million after an insurance reimbursement of $6 million.

Net income (loss) on a per share basis was $1.45, $(0.90) and $(0.68) for the years ended December 31, 1996, 1995 and 1994, respectively. No dividends were paid in 1996, 1995 or 1994. The Company declared a dividend, its first since April of 1993, of $0.10 per share on January 21, 1997, payable on February 14, 1997 to shareholders of record as of February 4, 1997.

The net income (loss) as a percentage of average equity capital was 14.44%, (9.41%) and (6.24%) for 1996, 1995 and 1994, respectively. The ten-year average return on equity is 8.70% at December 31, 1996. The net income (loss) as a percentage of average assets was 1.07%, (.60%) and (.41%) in 1996, 1995 and 1994, respectively. The ten-year average return on assets is .62% at December 31, 1996.


NET INTEREST INCOME

Net interest income before the provision for possible loan losses is the difference between total interest, loan fees and investment income, and total interest expense. Net interest income before the provision for possible loan losses is a key indicator of a bank's performance in managing its assets and liabilities. Maximization and stability of net interest income is a primary objective of the Bank. From 1995 to 1996, total interest income decreased $3.3 million (6.45%), and total interest expense decreased $4.3 million (18.8%). This resulted in an increase to net interest income before the provision for possible loan losses on a fully taxable equivalent basis of $1 million (4.2%) from $28.5 million in 1995 to $29.5 million in 1996. There are a number of factors contributing to this change. First, the Bank's overall loan portfolio decreased by $62 million (13.8%), while the Bank's investment portfolio increased by $46 million (47%) (see "Balance Sheet Analysis" for a more comprehensive discussion of changes in the balance sheet). This shift of funds from the loan portfolio to the lower yielding investment portfolio decreased the Bank's overall net interest income. However, the impact of the shift from the loan portfolio to the investment portfolio was mitigated by three major factors. First, the Bank decreased its nonperforming loan portfolio by $20.6 million (75%), which created earning assets and increased the yield on the overall loan portfolio from 9.61% to 9.86%. Second, during 1995, the Company paid off $20.4 million in long term debt accruing at an average interest rate of 9.81%, resulting in a reduction in the Company's cost of funds from 4.51% in 1995 to 4.14% in 1996. Finally, the Bank made a strategic decision to lower the rates paid on certain interest-bearing checking and money market accounts, which reduced its cost of deposits from 4.16% in 1995 to 4.07% in 1996. These factors combined to increase the Company's net interest margin from 4.95% in 1995 to 5.53% in 1996.

Net interest income before the provision for possible loans losses on a fully taxable equivalent basis decreased 8.5% from $31.2 million in 1994 to $28.5 million in 1995. The primary cause for this net decline was a decrease in average assets of $66.6 million (9.39%) from 1994 to 1995. Continued decreases in the level of nonperforming assets increased net interest margin to 4.95% in 1995 from 4.89% in 1994 and the average yield on earning assets to 8.94% in 1995 from 8.39% in 1994. Total interest income decreased 8.4% in 1995 from 1994. The decrease in net interest income is primarily due to a decrease in fees on loans discussed above. Total interest expense increased 2.79% from 1994 to 1995 due to a higher overall interest rate environment, which created a higher cost of funds in 1995 as compared to 1994.

Total fees on loans changed by an immaterial amount from 1995 to 1996 and had a minimal effect on the change in net interest income. Fees on loans decreased $1.1 million (30.2%) from 1994 to 1995 as a result of a less favorable interest rate environment during 1995 for refinancing of home mortgages. Additionally, over the last two years, the Bank has shifted its strategic focus, deemphasizing the commercial and home mortgage portfolio, as it more actively pursues the small business and commercial portfolio.


NONINTEREST INCOME AND EXPENSES

Net operating expense (net overhead) is total noninterest expense reduced by noninterest income. Operating expense includes all costs associated with staff, occupancy, equipment, supplies and all other noninterest expenses. Noninterest income consists primarily of fee income on deposit accounts, trust services, credit card, corporate and data processing services and gains or losses on investment securities.

Excluding the FDIC assistance received pursuant to the loss sharing agreement (see "FDIC Assisted Acquisition"), the gain on the curtailment of the pension plan recognized in 1995, and net gains on investment securities, noninterest income increased $1 million (13.35%) from 1995 to 1996. There were two nonrecurring items comprising the majority of the net increase: a net gain on the sale of a branch of $300,000 and refunds of Vermont Franchise Taxes paid in prior years of $800,000.

Noninterest expenses decreased $6.6 million (19.5%) in 1996 from 1995, excluding losses and write-downs on Segregated Assets reimbursed by the FDIC. Contributing significantly to this reduction were an absence of reengineering expenses in 1996 compared to $4 million in reengineering and related costs recognized in 1995 (see Note 10 and discussion following). Additionally, salaries and benefits decreased by $3.4 million (25.5%) in 1996 from 1995 as a result of the reengineering project begun in 1995.

Excluding the FDIC assistance received from loss-sharing, the gain on the curtailment of the pension plan and net gains on investment securities, noninterest income earned in 1995 decreased $815,000 (9.35%) from 1994. This decrease is due primarily to a $262,000 decrease in merchant discount fees and a $268,000 decrease in service charge revenue. The Bank's deposit base decreased by $37 million (6.3%) during 1995, contributing to these decreases.

Noninterest expenses decreased $1.8 million (5.1%), not including the amount of losses and write-downs on Segregated Assets, which were reimbursed by the FDIC, in 1995 as compared to 1994. There are several large transactions that occurred during 1994 and 1995 which, on a combined basis, contributed to this decrease. During 1995, the Bank began a reengineering project to reduce ongoing operating costs and increase noninterest income. As a result, the Bank implemented a plan to reduce its workforce by approximately 250 employees. All employees were offered the opportunity to voluntarily terminate their employment, which would entitle them to a severance package equal to one week's pay for each year of service plus four additional weeks. Employees whose age plus years of service with the Company equalled at least 60 were offered an early retirement option whereby, in lieu of the plan described above, five years would be added to both their years of service and their age for purposes of determining vested benefits through the pension plan. The total charge for severance realized by the Bank was $1.3 million. The incremental cost of the enhanced early retirement benefit realized during 1995 was approximately $728,000. In conjunction with the reengineering changes, the Bank engaged a consulting firm to assist in the identification of areas where the Bank could reduce expenses or enhance revenue. The Bank recognized expenses associated with fees to these consultants of approximately $2 million in 1995. Pursuant to an agreement with these consultants, the Company will make the final payment to the consultants in 1997, which has been fully accrued as of December 31, 1996. During 1994, the Company recognized a net charge related to the Trust Company's reimbursement to its clients due to investments in the Piper Jaffray Institutional Government Income Portfolio totaling $3.2 million after the recognition of a $6 million reimbursement from insurance carriers.

Losses and Write-downs of Other Real Estate Owned (OREO) increased $413,000 from 1995 to 1996. This increase is due primarily to the Bank's aggressive marketing of its OREO portfolio and necessary adjustments to bring the value of the remaining properties in line with the market. Losses and Write-downs of OREO decreased $805,000 from 1994 to 1995, due primarily to a decrease in the amount provided for the reserve on the portfolio from $2.3 million in 1994 to $1.4 million in 1995. The change in noninterest expense from 1994 to 1995 was also affected by the write-down of the core deposit intangible related to the acquisition of the NFNBV in the amount of $458,000 and $686,000 in 1995 and 1994, respectively. Additionally, during 1994, the Bank wrote off the carrying value of one of its investments in real estate limited partnerships totaling $546,000 due to significant cash flow deficiencies experienced by the partnership, which caused the Bank to question the value of its investment.

The Company recognized $851,000 in low-income housing tax credits as a reduction in the provision for income taxes during 1996, $851,000 during 1995 and $708,000 during 1994. As a consequence of the operating losses incurred during 1995 and 1994, the Company recognized tax benefits of $3.8 million and $2.8 million, including $851,000 and $708,000 in low-income housing tax credits, respectively. Additionally, as of December 31, 1996, the Company has a cumulative deferred prepaid tax asset of approximately $5.3 million arising from timing differences between the Company's book and tax reporting. The prepaid tax asset is included in other assets.


CREDIT QUALITY AND RESERVE FOR POSSIBLE LOAN LOSSES

Improving credit quality has been a major strategic focus of the Bank since 1994. The success of this program is evidenced by the Bank's aggressive reduction in the level of problem assets over the last two years. Nonperforming assets (loans past due 90 days or more and still accruing, nonaccruing loans, restructured loans and other real estate owned) decreased 75% to $8,635,000 at December 31, 1996 from $35,055,000 at December 31, 1995. The 1995 figures represent a decrease of 31% from $51,182,000 at year-end 1994. Of the 1995 amount, $6,649,000 represents Segregated Assets covered by the Loss Sharing Agreement with the FDIC, which expired June 4, 1996. Excluding the FDIC's 80% exposure on the Segregated Assets ($5,319,000), adjusted nonperforming assets totaled $29,736,000 at December 31, 1995, a decrease of 31% over the adjusted 1994 level.

The reserve for possible loan losses (RPLL) was $15,699,791 at December 31, 1996, $16,234,000 at December 31, 1995 and $19,929,000 at December 31, 1994. As
a percentage of loans outstanding, the reserve for possible loan losses was 4.05%, 3.61% and 3.90% at year-end 1996, 1995 and 1994, respectively. The provision for possible loan losses charged to operations was $3,150,000 in 1996, $12,100,000 in 1995 and $10,000,000 in 1994. Net charge-offs were $3,685,000 in
1996,  $15,794,000 in 1995 and  $10,131,000 in 1994. The continued high level of the reserve for possible loan losses reflects management's current strategies and efforts to maintain the reserve at a level adequate to provide for loan losses based on an evaluation of known and inherent risks in the loan portfolio. Among the factors that management considers in establishing the level of the reserve are overall findings from an analysis of individual loans, the overall risk characteristics and size of the loan portfolio, past credit loss history, management's assessment of current economic and real estate market conditions and estimates of the current value of the underlying collateral.

The Company takes all appropriate measures to restore nonperforming assets to performing status or otherwise liquidate these assets in an orderly fashion so as to maximize their value to the Company. There can be no assurances that the Company will be able to complete the disposition of nonperforming assets without incurring further losses.


RISK MANAGEMENT

Interest Rate Risk

Interest rate risk is the exposure to a movement in interest rates which could effect the Company's net interest income. It is the responsibility of the Company's Asset and Liability Management Committee (ALCO) to manage interest rate risk, which arises naturally from imbalances in repricing, maturity and/or cash flow characteristics of the Company's assets and liabilities. The Committee is responsible for developing asset/liability management strategies and tactics, and for ensuring that the Board of Directors receives timely, accurate information regarding the Bank's interest rate risk position at least quarterly. Techniques used by the Committee take into consideration the cash flow and repricing attributes of balance sheet and off-balance sheet items and their relation to possible changes in interest rates. Through the use of computerized modeling systems, and with the assistance of outside consultants, the effect on the Company's net interest income of a possible 200 basis point change in interest rates, in rising and declining scenarios, is determined and evaluated by management. The Bank has established a target range for the change in net interest income, given a 200 basis point change in interest rates, of zero to 5%. As of December 31, 1996, through the use of such computer models, management has determined that the change in net interest income for the 12 months ending December 31, 1997 from the Company's expected or "most likely" forecast under any of the interest rate scenarios used in the analysis is less than 2%.

The Company's interest rate sensitivity gap ("gap") is pictured below. Gap is defined as the difference between assets and liabilities repricing or maturing within specified periods. An asset-sensitive position (positive gap) indicates that there are more rate-sensitive assets than rate-sensitive liabilities repricing or maturing within a specified time period, which would imply a favorable impact on net interest income during periods of rising interest rates. Conversely, a liability-sensitive position (negative gap) generally implies a favorable impact on net interest income during periods of falling interest rates. The Company's balance sheet is very closely matched on the one year horizon, as shown below.

                                                                Repricing Date
---------------------------------------------------------------------------------------------------
                                          One Day     Over Six    One Year
                                          To Six      Months to   to Five     Over Five
                                           Months     One Year      Years       Years        Total
---------------------------------------------------------------------------------------------------

Interest-Earning Assets:
Loans                                     $192,136     $38,616    $ 83,561     $ 57,220    $371,533
U.S. Treasury & Agency Securities           13,000      16,617      57,588       57,355     144,560
Other Securities                             3,341           0           0          230       3,571
Other Assets                                     0           0           0       59,372      59,372
---------------------------------------------------------------------------------------------------
Total Assets                              $208,477     $55,233    $141,149     $174,177    $579,036
===================================================================================================
Liabilities and Stockholders' Equity:
Noninterest-bearing Deposits                     0           0           0     $ 80,576    $ 80,576
Interest-bearing Deposits                 $200,170     $45,439    $175,412        6,683     427,704
Borrowed Funds                               9,598           0           0        6,420      16,018
Other Liabilities                                0           0           0        8,488       8,488
Stockholders' Equity                             0           0           0       46,250      46,250
---------------------------------------------------------------------------------------------------
Total Liabilities And Stockholders'
 Equity                                   $209,768     $45,439    $175,412     $148,417    $579,036
===================================================================================================
  Cumulative Gap                            (1,291)      8,503     (25,760)
  Gap as a % of Earning Assets                (.22%)      1.59%      (4.83%)

Based on historical experience, and the Bank's internal repricing policies, it is the Bank's practice to present repricing of statement savings, savings deposits and NOW account balances divided into two repricing categories: 8% of such deposits are repriced in the "six months to one year" category, and the balance is repriced in the "one to five year" category. The Bank's experience has shown that the rates on these deposits tend to be less rate-sensitive than other types of deposits.

Credit Risk

Credit risk is managed by a network of loan officers, with review by the Bank's Credit Department and oversight by the Board of Directors. The Board of Directors grants each loan officer the authority to originate loans on behalf of the Bank and establishes policies regarding loan portfolio diversification and loan officer lending limits. The Bank's loan portfolio is continuously monitored, through the use of a variety of management reports and with the assistance of an external loan review firm, for performance, creditworthiness and strength of documentation. Credit ratings are assigned to commercial loans and are routinely reviewed. When necessary, loan officers or the loan workout function take remedial actions to assure full and timely payment of loan balances. The Bank's policy is to discontinue the accrual of interest on loans when scheduled payments become contractually past due in excess of 90 days and the ultimate collectibility of principal or interest becomes doubtful. Credit card balances 90 days past due are charged off and consumer installment loans are charged off when they reach 120 days past due.

Liquidity and Capital Resource Management

Liquidity, as it pertains to banking, can be defined as the ability to generate cash in the most economical way to satisfy loan and deposit withdrawal demand, and to meet other business opportunities that require cash. Sources of liquidity for banks include short-term liquid assets, cash generated from loan repayments and amortization, borrowing, deposit generation and earnings. The Merchants Bank has a number of sources of liquid funds, including $18,000,000 in available Federal Funds lines of credit at year-end 1996; an overnight line of credit with the Federal Home Loan Bank (FHLB) of $15 million; an estimated additional borrowing capacity with FHLB of $38 million; and the ability to borrow $60 million through the use of repurchase agreements, collateralized by the Bank's investments, with certain approved counterparties. Additionally, the Bank's investment portfolio is actively managed by the ALCO Committee and is a strong source of cash flow for the Bank. The portfolio is liquid, with an average duration of 3.2 years, and is available to be used as a source of funds, if needed.


BALANCE SHEET ANALYSIS

Total assets at December 31, 1996 decreased $33 million (5.43%) from the previous year-end. The net decrease is attributable to two major factors. The first factor is a decrease in the Bank's loan portfolio by $62.5 million over the course of 1996. Of this amount, $6.5 million resulted from the sale of the Bank's branch located in Danville, VT in January of 1996. Additionally, loans totaling $5.1 million were charged off, and the Bank sold loans totaling $13.2 million in bulk loan sales. The remainder of the decrease ($37.7 million) was the result of payouts of nonperforming obligations and scheduled amortization greater than the level of new loan originations as the Bank moved through the last phases of its reengineering project. Over the past two years, we have focused our efforts on training and developing the commercial lending skills of our loan officers. These efforts, coupled with a performance-based compensation program, will help to generate new high quality loan relationships. Balances of earning loans have stabilized in the fourth quarter of 1996. The second factor contributing to the net change in total assets is the increase in the Bank's investment portfolio. As dollars previously employed in the loan portfolio became available, the Bank redeployed these assets into its investment portfolio, resulting in a $46.5 million increase in the investment portfolio over the course of 1996. The Bank continued to take aggressive steps to address its portfolio of nonperforming assets during 1996, the nonperforming loan portfolio decreased by $20.6 million (75%) and the Bank's OREO portfolio decreased by $5.8 million (75%). It is important to note that the Bank's year-end earning assets (net of nonperforming loans) increased by $4 million during 1996. Total deposit balances declined during 1996 by $36.2 million (6.65%). This decrease in total assets is attributable to several factors. In conjunction with the sale of the Bank's branch in Danville, VT, $8.8 million in deposits was assumed by the buyer. Additionally, the combination of the announced reengineering project and the existing regulatory agreements, from which the Bank was removed in October, 1996, also contributed to the total deposit balance decline. Almost all (82%) of the decrease in deposit balances occurred in the first quarter of this year; the Bank's deposit balances have remained steady through the last two quarters of 1996. Finally, although difficult to quantify, we are continuing to see the movement of savings balances to nonbank competitors as interest rates remain low and the stock market remains strong.

The Bank began a capital improvement project to upgrade its branch facilities and to make further investments in technology during 1996. Approximately $4.1 million was capitalized and will be depreciated over the estimated useful lives of the individual improvements. Additionally, the Bank retired assets with a net book value of approximately $600,000 in connection with the project; this amount was charged to expense during 1996. The Bank plans to spend $3 million on the branch upgrade project and $2.2 million for technology upgrades during 1997.

Total assets at December 31, 1995 decreased $79.8 million (11.4%) from the previous year-end. Much of this shrinkage is attributable to steps taken by the Bank to address its portfolio of troubled assets, as well as a low volume of new loan originations due to the continued sluggish economy. Of the $61 million decrease in loans and Segregated Assets, $18 million was due to charge offs, and $6.3 million was due to the sale of nonperforming loans. The remainder of the decrease ($36.7 million) was the result of payouts of nonperforming obligations and scheduled amortization greater than the level of new loan originations. Additionally, during 1995, the Bank's OREO portfolio decreased by $5.5 million (41%) due to aggressive steps taken by the Bank to liquidate these assets. Total deposit balances decreased during 1995 by $38 million, as customers' continued to move savings balances to other bank and nonbank competitors, partly as a result of the continued low interest rate environment.


CAPITAL RESOURCES

Capital growth is essential to support deposit and asset growth and to ensure strength and safety of the Company. Net income increased, and net losses reduced, the Company's capital by $6,224,000 in 1996, ($3,842,000) in 1995, and ($2,890,000) in 1994.

The Bank and the Company are subject to various regulatory capital requirements administered by banking regulatory agencies. To be considered adequately capitalized under the regulatory framework for prompt corrective action, the Bank and the Company must maintain minimum Tier-1 Leverage, Tier-1 Risk-Based and Total Risk-Based Capital. The Bank and the Company were above all regulatory minimums and considered well-capitalized by the regulators at December 31, 1996. The ratios for the Company are set forth below:

                                            Amount       Percentage
                                           -------------------------

          Tier-1 Risk-Based Capital         $43,814         11.08%

          Total Risk-Based Capital          $48,888         12.37%

          Tier-1 Leverage Capital           $43,814          7.50%

The Company declared a dividend, its first since April 1993, of $0.10 per share on January 21, 1997, payable on February 14, 1997 to shareholders of record as of February 4, 1997.


REGULATORY MATTERS

The Bank, Trust Company and Holding Company were released from all regulatory agreements during 1996. Following is a discussion of the provisions and terms of the various agreements.

In 1993, the Bank entered into a Memorandum of Understanding (MOU) with the FDIC and the Commissioner. Under the terms of the MOU, the Bank was required, among other things, to maintain a leverage capital ratio of at least 5.5% and refrain from declaring dividends. The Bank operated under the MOU from October, 1993 until its removal on October 15, 1996.

In February 1994, the Company and the Federal Reserve entered into an agreement. Under this agreement, among other things, the Company could not declare or pay a dividend or incur any debt without the approval of the Federal Reserve. The Company operated under the agreement beginning in February 1994 until the removal of the agreement on June 3, 1996.

In 1995, the Trust Company entered into an MOU with the FDIC and the Commissioner to correct certain operating, technical and regulatory issues. The Trust Company operated under the MOU from February 1995 until its removal on August 8, 1996.


EFFECTS OF INFLATION

The financial nature of the Company's balance sheet and statement of operations is more clearly affected by changes in interest rates than by inflation, but inflation does affect the Company because as prices increase the money supply tends to increase, the size of loans requested tends to increase, total bank assets increase, and interest rates are affected by inflationary expectations. In addition, operating expenses tend to increase without a corresponding increase in productivity. There is no precise method, however, to measure the effects of inflation on the Company's financial statements. Accordingly, any examination or analysis of the financial statements should take into consideration the possible effects of inflation.


FORM 10-K

The following is a copy, except for the exhibits, of the Annual Report of Merchants Bancshares, Inc. (the "Company") on Form 10-K for the year ended December 31, 1996, filed with the Securities and Exchange Commission (the "Commission").

Certain information included herein is incorporated by reference from the Company's 1996 Annual Report to Shareholders ("Annual Report") as indicated below. Except for those portions of the Annual Report which are expressly incorporated herein by reference, the Annual Report is not to be deemed filed with the Commission. The Annual Report and Form 10-K have not been approved or disapproved by the Commission, nor has the Commission passed upon the accuracy or adequacy of the same.


                                TABLE OF CONTENTS

Part I                                                        Page Reference
----------------------------------------------------------------------------

    Item 1 - Business                                                38

    Item 2 - Properties                                              45

    Item 3 - Legal Proceedings                                       47

    Item 4 - Submission of Matters to a Vote of Security Holders     47

Part II
-------

    Item 5 - Market for Registrant's Common Equity and               48
             Related Stockholder  Matters

    Item 6 - Selected Financial Data                                 48-51

    Item 7 - Management's Discussion and Analysis of                31-37
             Financial Condition and Results of Operations

    Item 8 - Financial Statements and Supplementary Data             3-30

    Item 9 - Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosures                 58

Part III *
----------

    Item 10 - Directors and Executive Officers of the Registrant

    Item 11 - Executive Compensation

    Item 12 - Security Ownership of Certain Beneficial
              Owners and Management

    Item 13 - Certain Relationships and Related Party
              Transactions

Part IV **

    Item 14 - Exhibits, Financial Statement
              Schedules, and Reports on Form 8-K



* The information required by Part III is incorporated herein by reference from the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 29, 1997.

** A list of exhibits in the Form 10-K is set forth on the Exhibit Index included in the Form 10-K filed with the Commission and incorporated herein by reference. Copies of any exhibit to the Form 10-K may be obtained from the Company by contacting Shareholder Communications, Merchants Bancshares, Inc., P.O. Box 1009, Burlington, VT 05401. All financial statement schedules are omitted since the required information is included in the consolidated financial statements of the Company and notes thereto in the Annual Report.


Signatures                                                           62



PART I


ITEM 1 - BUSINESS


Merchants Bancshares, Inc. is a one-bank holding company originally organized under Vermont law in 1983 for the purposes of owning all of the outstanding capital stock of the Merchants Bank (the "Bank") and providing greater flexibility in helping the Bank achieve its business objectives. Its primary subsidiary is Merchants Bank (the "Bank"), a Vermont Bank with 33 full-service offices.

The last two years have been a period of great change for Merchants Bank. We have undergone a reengineering project that reduced our workforce by approximately 50%. At the same time, we have decreased our nonperforming asset portfolio to its lowest level in 7 years. We have also redefined the way we do business and created a new image for our institution. We have closed corporate headquarters and deployed resources to our branch system. We have brought technological innovations to our internal operations and to our customers. These changes have allowed us to meet our goals for 1996 and have set the stage for future earnings growth.

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

      October 4, 1988: Company organized Merchants Properties, Inc., whose mission is described below.

THE MERCHANTS BANK, (the Bank) was organized in 1849, and assumed a national bank charter in 1865, becoming The Merchants National Bank of Burlington, Vermont. On September 6, 1974 the Bank converted its national charter to a state-bank charter, becoming known as The Merchants Bank. Since 1971 the Bank has acquired by merger seven Vermont banking institutions, and has acquired the deposits of an eighth bank located in St. Johnsbury, Vt. The last such acquisition occurred on June 4, 1993 at which time the Bank acquired the New First National Bank of Vermont, with thirteen banking offices, from the Federal Deposit Insurance Corporation Division of Liquidation. As of December 31, 1996 the Bank was the fifth largest commercial banking operation in Vermont, with deposits totaling $508.3 million, net loans of $371.5 million, and total assets of $579.0 million, on a consolidated basis.

Since September 30, 1988, the Merchants Bank has participated as an equity partner in the development of several AFFORDABLE HOUSING PARTNERSHIPS which were formed to provide residential housing units within the State of Vermont. During the past four years these partnerships have developed 727 units of residential housing, 470 (65%) of which qualify as "affordable housing units for eligible low-income owners or renters", and 257 (35%) of which are "market rate units." These partnerships have invested in 16 affordable and elderly housing projects within 13 Vermont communities: St. Albans, Middlebury, Williston, Winooski, Brattleboro, Montpelier, Burlington, Springfield, St. Johnsbury, Colchester, Swanton, Bradford and Hardwick.

MERCHANTS PROPERTIES, INC., a wholly owned subsidiary of the Company, was organized for the purpose of developing and owning affordable rental housing units throughout the state of Vermont. As of December 31, 1996 Merchants Properties, Inc. owned one development located in Enosburg, Vermont, consisting of a 24-unit low-income family rental housing project, which was completed and rented during 1989. This housing development is fully occupied at this time. Total assets of this corporation at December 31, 1996 were $1,276,665.

The Merchants Bank owns controlling interest in the MERCHANTS TRUST COMPANY, a Vermont corporation chartered in 1870 for the purpose of offering fiduciary services such as estate settlement, testamentary trusts, guardianships, agencies, intervivos trusts, employee benefit plans and corporate trust services. The Merchants Trust Company also operates a discount brokerage office through Olde Discount Corporation, enabling investors to purchase or sell stocks and bonds on a discounted commission schedule. As of December 31, 1996, the Merchants Trust Company had fiduciary responsibilities for assets valued at market in excess of $256 million, of which more than $174 million were managed assets. Total revenue for 1996 was $1,517,838; total expense was $1,297,445, resulting in pretax net income of $220,393 for the year. This net income is included in the consolidated tax return of its parent company, the Merchants Bank.

QUENESKA CAPITAL CORPORATION, a wholly owned subsidiary of the Merchants Bank was established on April 4, 1988 as a Federal licensee under the Small Business Act of 1958 to provide small business enterprises with loans and/or capital. As of December 31, 1996, the corporation had assets of $1,673,001, liabilities of $4,173 due to the parent company for accrued management fees, and equity capital of $1,668,828.

Queneska Capital Corporation has no employees, relying on the personnel resources of its parent company to operate. As compensation for the Bank's services, Queneska pays the Bank a management fee ($25,361 in 1996) in the amount of 1.5% on annual average assets. This fee is eliminated in the financial statement consolidation of the parent company.


RETAIL SERVICES

The Bank offers a variety of consumer financial products and services designed to satisfy the deposit and loan needs of its retail customers. The Bank's retail products include interest-bearing and noninterest-bearing checking accounts, money market accounts, passbook and statement savings, club accounts, and short-term and long-term certificates of deposit. The Bank also offers customary check collection services, wire transfers, safe deposit box rentals, and automated teller machine (ATM) cards and services.

Merchants Bank introduced a new checking account in May of 1996. FreedomLynx checking is available with no service charges to customers who have, at least monthly, an automatic deposit to the account or an automatic debit from the account to pay a Merchants Bank loan. The account pays interest on higher balances with a tiered rate structure. Interest accrues on any day that the balance falls within one of the tiers. No minimum balance is required.

During 1996, the Bank worked to revise and simplify its retail deposit and investment products. Beginning on January 1, 1997 the Bank will offer two basic checking accounts - FreedomLynx Checking and Bottom Line Checking, an account that provides for a flat service charge up to a maximum number of checks. Other retail checking accounts will continue to be maintained but will no longer be available as new accounts.

In 1996, the Bank introduced electronic bill payment by telephone or by personal computer. With these services, customers can pay any type of bill electronically from their own PC or from a telephone at any time that fits their schedule. The Bank is committed to automation, offering ATM cards, ATF (automatic transfer of funds) to cover overdrafts, EFT (electronic funds transfer) to automate transfers between accounts, PCLynx bill payment services and the PCLynx telephone banking system. In 1997, the Bank plans to expand its automated services by introducing a debit card and a retail home banking system.

The Bank continues to provide strong customer support with 34 ATMs and 34 on-line banking offices throughout the state of Vermont. The Bank offers all of its retail services and products at its 33 full-service banking offices.


COMMERCIAL SERVICES

The 1995-1996 restructuring of the Sales organization has been completed. Each branch office is led by a branch president or manager who has consumer lending authority for the full range of retail credit services. Branch presidents additionally are being given small business lending authority up to a prescribed limit. There are 23 branch presidents and 9 managing customer representatives. The ten corporate banking officers and five corporate banking administrators provide commercial credit services throughout the state of Vermont to customers requiring business credit above the prescribed authorities of the branch presidents.

Merchants Bank offers a variety of commercial checking accounts. Commercial Checking uses an earnings credit rate to help offset service charges. Small Business Checking is designed for the smaller business carrying lower balances and reduced account activity.

Investment opportunities are available to businesses in the form of savings accounts and money market accounts. The Bank's cash management services provide additional investment opportunities through the Cash Sweep Program.
Other cash management services include funds concentration.

The Bank offers on-line banking services through PCLynx Corporate and PCLynx Small Business. These products allow businesses to view their account histories, order stop payments, transfer between accounts, transmit ACH batches and order both domestic and foreign wire transfers.

Other miscellaneous commercial banking services include night depository, coin and currency handling, lockbox and balance reporting services. Employee benefits management and related fiduciary services are available through the Merchants Trust Company.

Types of Credit Offerings:

Consumer Loans:
---------------

Financing is provided for new or used automobiles, boats, airplanes, recreational vehicles and new mobile homes. Home improvement and home equity lines of credit, Master Card credit cards and various collateral loans and personal loans are also available.

Real Estate Loans:
------------------

Financing is available for one-to-four-family residential mortgages; multifamily mortgages; residential construction; mortgages for seasonal dwellings; and
commercial real estate mortgages. Mortgages for residential properties are offered on a long-term, fixed-rate basis; alternatively, adjustable-rate mortgages are offered. Biweekly payment mortgages and graduated (two-step) payment mortgages are offered. Loans under the Farmers Home Administration Rural Guaranteed Housing Program provide up to 100% financing. The Bank also participates with the Vermont Housing Finance Agency (VHFA) in providing mortgage financing for low- to moderate-income Vermonters. Most mortgage loan products are offered with as little as a 5% down payment to assist borrowers who qualify, provided that the mortgagor(s) acquires private mortgage insurance.

Commercial Loans:
-----------------

Financing for business inventory, accounts receivable, fixed assets, lines of credit for working capital, community development, irrevocable letters of credit, business credit cards and U.S. Small Business Administration loans are available.


EXPANSION EFFORTS

Merchants Bank operates thirty-three full-service banking facilities within Vermont, one limited service facility, and a remote ATM unit located at the Burlington International Airport. Since 1963, the Bank has established eleven de novo offices, and since 1969 has acquired seven Vermont banks by merger. Merchants Bank's most recent acquisition occurred in June of 1993 with the acquisition of the assets and assumption of deposits of the New First National Bank of Vermont from the FDIC.

Each decision to expand the branch network has been based on strategic planning and analysis indicating that the new or acquired facility would provide enhanced banking resources within the community and insure the competitive viability of the Bank through potential growth of deposits and lending activities.

On January 12, 1996, the Passumpsic Savings Bank purchased certain assets and assumed certain liabilities of the Bank's branch located in Danville, VT. Merchants Bank received an 8% deposit premium on deposits sold in accordance with the purchase and assumption agreement. In the first quarter of 1996, the Colchester Avenue branch in Burlington was closed, with customer accounts consolidated to the College Street and White Street offices.


COMPETITION

Competition for financial services remains very strong in Vermont. As of December 31, 1996, there were more than 30 state and national banking institutions operating in Vermont. In addition, other financial services providers such as brokerage firms, credit unions, and out-of-state banks also compete for deposit, loan and ancillary services customers. Due to national institutions' use of aggressive direct mail marketing and the opening of more satellite offices in Vermont, Merchants Bank can expect the competitive environment of financial services to become even more aggressive.

At year-end 1996, Merchants Bank was the fifth largest state chartered bank in Vermont, enjoying a strong competitive franchise within the state, with 35 banking offices as identified in Item 2 (A).

Consolidation within the overall banking industry continues to change the competitive environment in which we operate. Competition from nationwide banks, as well as local institutions, is expected to be aggressive. However, there may be opportunities for business development by the Bank in shared market communities as a result of the continued consolidation in the banking industry.

No material part of the Bank's business is dependent upon one, or a few, customers, or upon a particular market segment, the loss of which would have a materially adverse impact on the operations of the Bank.


NUMBER OF EMPLOYEES

As of December 31, 1996, Merchants Bancshares, Inc. had five officers: Joseph L. Boutin, President and Chief Executive Officer; Jennifer L. Varin, Secretary; Janet P. Spitler, Treasurer; and Susan M. Verro and Janet L. Lussier, Assistant Secretaries. No officer of the Company is on a salary basis.

As of December 31, 1996, Merchants Bank employed 211 full-time and 49 part-time employees, representing a full-time equivalent complement of 237 employees; the Merchants Trust Company employed 13 full-time and 1 part-time employees, representing a full-time equivalent complement of 13.5 employees. The Bank and the Trust Company maintain comprehensive employee benefits programs which provide major medical insurance, hospitalization, dental insurance, long-term and short-term disability insurance, life insurance and a 401(k) Employee Stock Ownership Plan. Employee benefits offered by the Bank and the Trust Company are very competitive with comparable plans provided by similar Vermont institutions.


REGULATION AND SUPERVISION

General

As a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the "BHCA"), the Company is subject to substantial regulation and supervision by the Federal Reserve Board. As a state-chartered bank, the Bank is subject to substantial regulation and supervision by the Federal Deposit Insurance Corporation (the "FDIC") and by applicable state regulatory agencies. To the extent that the following information describes statutory or regulatory provisions, it is qualified in its entirety by reference to those particular statutory provisions. Any change in applicable law or regulation may have a material effect on the business and prospects of the Company and the Bank.

The Company is required by the BHCA to file with the Federal Reserve Board an annual report and such additional reports as the Federal Reserve Board may require. The Federal Reserve Board also makes periodic inspections of the Company and its subsidiaries. The BHCA requires every bank holding company to obtain the prior approval of the Federal Reserve Board before it may acquire substantially all of the assets of any bank, or ownership or control of any voting shares of an bank, if, after such acquisition, it would own or control, directly or indirectly, more than 5 percent of the voting shares of such bank. Additionally, as a bank holding company, the Company is prohibited from acquiring ownership or control of 5% or more of any company not a bank or from engaging in activities other than banking or controlling banks except where the Federal Reserve Board has determined that such activities are so closely related to banking as to be a "proper incident thereto."

Dividends

General. The Company is a legal entity separate and distinct from the Bank and its other nonbank subsidiaries. The revenue of the Company (on a parent company only basis) is derived primarily from interest and dividends paid to the corporation by its subsidiaries. The right of the Company, and consequently the right of stockholders of the Company, to participate in any distribution of the assets or earnings of any subsidiary through the payment of such dividends or otherwise is necessarily subject to the prior claims of creditors of the subsidiary (including depositors, in the case of banking subsidiaries), except to the extent that certain claims of the Company in a creditor capacity may be recognized.

The payment of dividends by the Company is determined by its board of directors based on the Company's liquidity, asset quality profile, capital adequacy, and recent earnings history, as well as economic conditions and other factors, including applicable government regulations and policies and the amount of dividends payable to the Company by its subsidiaries.

It is the policy of the Federal Reserve Board that banks and bank holding companies, respectively, should pay dividends only out of current earnings and only if after paying such dividends the bank or bank holding company would remain adequately capitalized. Federal banking regulators also have authority to prohibit banks and bank holding companies from paying dividends if they deem such payment to be unsafe or unsound practice. In addition, it is the position of the Federal Reserve Board that a bank holding company is expected to act as a source of financial strength to its subsidiary banks.

State law requires the approval of state bank regulatory authorities if the dividends declared by state banks exceed prescribed limits. The payment of any dividends by the Company's subsidiaries will be determined based on a number of factors, including the subsidiary's liquidity, asset quality profile, capital adequacy and recent earnings history.

Legislation and Related Matters

General. In addition to extensive existing government regulation, federal and state statutes and regulations are subject to changes that may have significant impact on the way in which banks may conduct business. The likelihood and potential effects of any such changes cannot be predicted. Legislation enacted in recent years has substantially increased the level of competition among commercial banks, thrift institutions and non-banking institutions, including insurance companies, brokerage firms, mutual funds, investment banks, finance companies and major retailers. In addition, the existence of banking legislation such as the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") and the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") have affected the banking industry by, among other things, broadening the regulatory powers of the federal banking agencies in a number of areas. The following summary is qualified in its entirety by the text of the relevant statutes and regulations.

FIRREA. As a result of the enactment of FIRREA on August 9, 1989, the Bank can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC after August 9, 1989, in connection with (a) the default of the Bank or (b) any assistance provided by the FDIC to the Bank in danger of default. "Default" is defined generally as the appointment of a conservator or receiver and "in danger of default" is defined generally as the existence of certain conditions indicating that a "default" is likely to occur without regulatory assistance.

FDICIA. The FDICIA, which was enacted on December 19, 1991, provides for, among other things, increased funding for the Bank Insurance Fund ("BIF") of the FDIC and expanded regulation of depository institutions and their affiliates, including parent holding companies. A summary of certain material provisions of FDICIA and its regulations is provided below.

Prompt Corrective Action. The FDICIA provides the federal banking agencies with broad powers to take prompt corrective action to resolve problems of insured depository institutions, depending upon a particular institution's level of capital. The FDICIA establishes five tiers of capital measurement for regulatory purposes ranging from "well-capitalized" to "critically undercapitalized." A depository institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position under certain circumstances. As of December 31, 1996, the Bank was classified as "well-capitalized" under the applicable prompt corrective action regulations.

Brokered Deposits. Under the FDICIA, a depository institution that is well-capitalized may accept brokered deposits. A depository institution that is adequately capitalized may accept brokered deposits only if it obtains a waiver from the FDIC, and may not offer interest rates on deposits "significantly higher" than the prevailing rate in its market. An undercapitalized depository institution may not accept brokered deposits.

Safety and Soundness Standards. The FDICIA, as amended, directs each federal banking agency to prescribe safety and soundness standards for depository institutions relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, asset-quality, earnings and stock valuation. The Community Development and Regulatory Improvement Act of 1994 amended FDICIA by allowing federal banking activities to publish guidelines rather than regulations concerning safety and soundness.

The Federal Reserve Board has finalized these safety and soundness guidelines. These guidelines relate to the management policies of financial institutions and are designed, in large part, to implement the safety and soundness criteria outlined in FDICIA. These guidelines will be published after the other federal bank regulatory agencies have developed their guidelines. At this time, it is not known what effect the applicable guidelines will have on the current practices of the Company or the Bank.

FDICIA also contains a variety of other provisions that may affect the Company's and the Bank's operations, including reporting requirements, regulatory guidelines for real estate lending, "truth in savings" provisions, and the requirement that a depository institution give 90 days' prior notice to customers and regulatory authorities before closing any branch. Certain of the provisions in FDICIA have recently been or will be implemented through the adoption of regulations by the various federal banking agencies and, therefore, their precise impact cannot be assessed at this time.

Capital Guidelines. Under the uniform capital guidelines adopted by the federal banking agencies, a well-capitalized institution must have a minimum ratio of total capital to risk-adjusted assets (including certain off-balance sheet items, such as standby letters of credit) of 10%, a minimum Tier 1 (comprised of common equity, retained earnings, minority interests in the equity accounts of consolidated subsidiaries and a limited amount of noncumulative perpetual preferred stock, less deductible intangibles) capital-to-total risk based assets of 6% and a minimum leverage ratio (Tier 1 capital to average quarterly assets, net of goodwill), of 5%.

As of December 31, 1996, the Bank was classified as "well-capitalized." Neither the Company nor the Bank is subject to, or party to, any order or agreement with any federal banking agency with respect to the capital maintenance.

The federal banking agencies continue to indicate their desire to raise capital requirements applicable to banking organizations, and recently proposed amendments to their risk-based capital regulations to provide for the consideration of interest rate risk in determination of a bank's minimum capital requirements. The proposed amendments are intended to require that banks effectively measure and monitor their interest rate risk and that they maintain capital adequate for that risk. Under the proposed amendments, banks with interest rate risk in excess of a defined supervisory threshold would be required to maintain additional capital beyond that generally required. In addition, effective January 17,1995, the federal banking agencies adopted amendments to their risk-based capital standards to provide for the concentration of credit risk and certain risks arising from nontraditional activities, as well as a bank's ability to manage these risks, as important factors in assessing a bank's overall capital adequacy.

Under federal banking laws, failure to meet the minimum regulatory capital requirements could subject a banking institution to a variety of enforcement remedies available to federal regulatory authorities, including the termination of deposit insurance by the FDIC and seizure of the institution.

Community Investment Act. Pursuant to the Community Reinvestment Act ("CRA") and similar provisions of Vermont law, regulatory authorities review the performance of the Company and the Bank in meeting the credit needs of the communities served by the Bank. The applicable regulatory authorities consider compliance with this law in connection with the applications for, among other things, approval of branches, branch relocations and acquisitions of banks and bank holding companies. The Bank received a "satisfactory" rating at its most recent CRA examination.

Interstate Banking Legislation. The Interstate Banking and Branching Efficiency Act of 1994 facilitates the interstate expansion and consolidation of banking organizations by permitting (i) beginning one year after enactment of the legislation, bank holding companies that are adequately capitalized and managed to acquire banks located in states outside their home states regardless of whether such acquisitions are authorized under the law of the host state, (ii) the interstate merger of banks after June 1, 1997, subject to the right of individual states to "opt in" or "opt out" of this authority prior to such date,
(iii) banks to establish new branches on an interstate basis provided that such action is specifically authorized by the law of the host state, (iv) foreign banks to establish, with approval of the appropriate regulators in the United States, branches outside their home states to the same extent that national or state banks located in such state would be authorized to do so and (v) banks to receive deposits, renew time deposits, close loans, service loans and receive payment on loans and other obligations as agent for any bank or thrift affiliate, whether the affiliate is located in the same or different state.

Other Proposals

Other legislative and regulatory proposals regarding changes in banking, and the regulation of banks and other financial institutions, are regularly considered by the executive branch of the federal government, Congress and various state governments, including Vermont, and state and federal regulatory authorities. It cannot be predicted what additional legislative and/or regulatory proposals, if any, will be considered in the future, whether any such proposals will be adopted or, if adopted, how any such proposals would affect the Company or the Bank.


ITEM 2 - PROPERTIES


A.    SCHEDULE OF BANKING OFFICES BY LOCATION

Merchants Bank operates thirty-five banking facilities as indicated in Schedule A below. Corporate administrative offices and the operations data processing center are located at 275 Kennedy Drive, South Burlington, Vermont.

    Burlington          164 College Street                 Merchants Trust Co.
                        172 College Street                 Branch office
                        1014 North Avenue                  Branch office

    Essex Junction      54 Pearl Street                    Branch office

    South Burlington    50 White Street                    Branch office
                        929 Shelburne Road *1              Branch office
                        275 Kennedy Drive                  Operations Center
                                                           Corporate Offices
                                                           Branch office
                        Burlington Airport *1              ATM

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

    Shelburne           Wake Robin                         Branch office

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

    Bradford            1 Main Street &                    Branch office
                        Operations Building

    Fairlee             U.S. Route #5                      Branch office

    Groton              258 Scott Highway                  Branch office

    East Thetford       U.S. Route #5 & VT 113             Branch office

    Newbury             U.S. Route #5                      Branch office

    Fair Haven          97 Main Street                     Branch office
                        Washington Street Grand Union *1   ATM

    Springfield         Springfield Shopping Plaza         Branch office

    Windsor             160 Main Street                    Branch office


Notes:
         *1:      Facilities owned by the Bank are located on leased land.
         *2:      Facilities located on leased land with improvements also
                  leased.
         *3:      As of December 31, 1996, a mortgage  with an unpaid  principal balance of $202,991 is outstanding on the Brattleboro  office.
                  This mortgage is being amortized at $1,736 per month, at a rate of 9% through the year 2020.


ITEM 3 - LEGAL PROCEEDINGS


LEGAL PROCEEDINGS

During the fall of 1994, lawsuits were brought against the Company, the Bank, the Trust Company (collectively referred to as "the Companies") and certain directors of the Companies. These lawsuits related to certain investments managed for Trust Company clients and placed in the Piper Jaffray Institutional Government Income Portfolio. Separately, and before the suits were filed, the Companies had initiated a review of those investments. As a result of the review, the Trust Company paid to the affected Trust Company clients a total of approximately $9.2 million in December 1994. The payments do not constitute a legal settlement of any claims in the lawsuits. However, based on consultation with legal counsel, management believes that further liability, if any, of the Companies on account of matters complained of in the lawsuits will not have a material adverse effect on the consolidated financial position and results of operations of the Company. In December 1994, the Trust Company received a payment of $6,000,000 from its insurance carriers in connection with these matters. The Companies also intend to pursue all available claims against Piper Jaffray Companies, Inc. and others on account of the losses that gave rise to the $9.2 million payment by the Companies. The claims of the Trust Company, as trustee, against Piper Jaffray Companies were joined with claims of other investors in the Piper Fund in a class action in the United States District Court for the District of Minnesota. The class action was settled by the parties, and on December 14, 1995, the settlement was approved by the Court. By order dated January 11, 1996, the Court ordered the share of the settlement proceeds attributable to Merchants Trust Company investments not be paid pending further order. On February 18, 1997, the District Court entered an Order for Final Judgment. That Order provides, among other matters, that except to the extent (if at all) any other court with jurisdiction has given leave for some or all of the proceeds to be deposited with that court pursuant to Vermont Rule of Civil Procedure 67, Federal Rule of Civil Procedure 67, or such other rule as may apply, and absent an appeal, the entire net settlement proceeds attributable to the Trust Company investments are to be paid to the Trust Company starting approximately sixty-one days after the date of the Order. Any recovery of settlement proceeds is subject to the terms of an agreement between the Companies and their insurance carriers. The attorneys representing the plaintiffs in one of the lawsuits discussed above have taken the position that amounts recovered by the Companies on these claims should be paid to the affected Trust Company clients (net of legal fees paid to attorneys), in addition to the $9.2 million already paid.

The attorneys representing the plaintiffs in one of the lawsuits discussed above requested an award of attorneys' fees for allegedly causing the Companies to make the $9.2 million payment and asked the Court to order the Trust Company to withhold payment of $500,000. The Trust Company has resisted the claims for payment of such fees by its clients, and, as a result, the Trust Company was directed to place the sum of $500,000 into escrow pending a ruling by the Court. On appeal by the Companies, the United States Court of Appeals affirmed in part, vacated in part, and reversed for further proceedings the lower court's judgment. The attorneys representing the plaintiffs in that lawsuit have indicated that they intend to seek damages as well as attorneys' fees. There is the possibility that the Companies may be required to remit all or part of the escrowed funds, or to pay damages. However, based upon consultation with legal counsel, management believes that on the facts of this case there is no substantial authority for an award of such fees or damages in those proceedings.

The Bank is also involved in various legal proceedings arising in the normal course of business. Based upon consultation with legal counsel, management believes that the resolution of these matters will not have a material effect on the consolidated financial position and results of operations of the Company.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


During the fourth quarter of calendar year 1996 no matters were submitted to a vote of security holders through a solicitation of proxies or otherwise.


PART II


ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


The common stock of the Company is traded on the over-the-counter market and the price is quoted on the NASDAQ National Market Stock Exchange under the trading symbol MBVT. Quarterly stock prices during the last eight quarters are as indicated below based upon quotations as provided by the National Association of Securities Dealers, Inc. Prices of transactions between private parties may vary from the ranges quoted below.


         QUARTER ENDED                           HIGH         LOW
         ----------------------------------------------------------

         March 31, 1995                          $11.750    $ 9.250

         June 30, 1995                            12.500     10.000

         September 30, 1995                       15.000     10.500

         December 31, 1995                        15.000     13.250

         March 31, 1996                           16.000     13.250

         June 30, 1996                            16.375     14.250

         September 30, 1996                       16.000     15.000

         December 31, 1996                        19.375     15.000

As of January 29, 1997 Merchants Bancshares, Inc. had 1,366 shareholders. The Company did not declare or pay a dividend from April 1993 until February 1997, when the Board of Directors declared a fourth quarter, 1996 dividend payable on February 14, 1997 to shareholders of record at February 4, 1997. Future dividends will depend upon the financial condition and earnings of the Company and its subsidiaries, their need for funds and other factors, including applicable government regulations.

ITEM 6 - SELECTED FINANCIAL DATA

The supplementary financial data presented in the following tables and narrative contain information highlighting certain significant trends in the Company's financial condition and results of operations over an extended period of time.

The following information should be analyzed in conjunction with the year-end audited consolidated financial statements as contained in the 1996 Annual Report to Shareholders, a copy of which is attached as an addendum to this Form 10-K.

The  five-year  summary  of  operations,   interest   management   analysis  and
management's discussion and analysis, all as contained on pages 29 through 37 of the 1996 Annual Report to Shareholders, are herein incorporated by reference.

Tables included on the following pages 49 through 52 concern the following:

Deposits; return on equity and assets; short-term borrowings; distribution of assets, liabilities, and stockholders' equity; analysis of changes in net interest income; and the composition and maturity of the loan portfolio.


DEPOSITS

The following schedule shows the average balances of various classifications of deposits. Dollar amounts are expressed in thousands.

                                                  1996       1995        1994
                                                -------------------------------

Demand Deposits                                 $ 78,873   $ 87,434    $ 91,853
Savings, Money Market and NOW Accounts           264,611    279,906     310,613
Time Deposits Over $100,000                       20,059     20,927      18,135
Other Time Deposits                              150,380    167,975     177,198
                                                -------------------------------
Total Average Deposits                          $513,923   $556,242    $597,799
                                                ===============================

Time Deposits over $100,000 at December 31, 1996 had the following schedule of maturities (in thousands):

  Three Months or Less                                             $ 3,137
  Three to Six Months                                                4,098
  Six to Twelve Months                                               3,673
  Over Twelve Months                                                 2,789
  Over Five Years                                                    6,672
                                                                   -------
    Total                                                          $20,369
                                                                   =======

RETURN ON EQUITY AND ASSETS

The return on average assets, return on average equity, dividend payout ratio and average equity to average assets ratio for the three years ended December 31, 1996 were as follows:

                                             1996     1995      1994
                                             --------------------------

Return on Average Total Assets                1.07%   (0.60%)   (0.41%)

Return on Average Stockholders' Equity       14.44%   (9.41%)   (6.24%)

Dividend Payout Ratio                         N/A       N/A       N/A

Average Stockholders' Equity to
 Average Total Assets                         7.42%    6.36%     6.53%

SHORT-TERM BORROWINGS

Refer to Notes 7 and 8 to the Financial Statements for this information.


Distribution of Assets, Liabilities and Stockholders' Equity; Interest Rates and Interest Differential.

The following table presents the condensed annual average balance sheets for 1996, 1995 and 1994. The total dollar amount of interest income from assets and the subsequent yields calculated on a taxable equivalent basis as well as the interest paid on interest bearing liablilities, expressed in dollars and rates are also shown in the table.


                           (Dollars are in Thousands)


                                         1996                           1995                            1994
----------------------------------------------------------------------------------------------------------------------------------

                                                  Interest   Average             Interest   Average             Interest   Average
                                        Average   Income/    Yield/    Average   Income/    Yield/    Average   Income/    Yield/
ASSETS:                                 Balance   Expense     Rate     Balance   Expense     Rate     Balance   Expense     Rate
----------------------------------------------------------------------------------------------------------------------------------

Investment Securities:
  U.S. Treasury and Agencies           $ 117,908  $  7,588    6.44%   $  83,749  $  4,525    5.40%   $  89,183  $  3,508    3.93%
  Other, Including FHLB Stock              2,865       148    5.17%       4,416       357    8.08%       8,178       535    6.54%
----------------------------------------------------------------------------------------------------------------------------------
      Total Investment Securities      $ 120,773  $  7,736    6.41%   $  88,165  $  4,882    5.54%   $  97,361  $  4,043    4.15%
----------------------------------------------------------------------------------------------------------------------------------

Loans, Including Fees on Loans:
  Commercial (a) (b)                      68,783     7,281   10.59%      87,009     9,236   10.61%     117,948    10,128    8.59%
  Real Estate                            322,690    31,135    9.65%     378,433    35,094    9.27%     396,176    36,959    9.33%
  Consumer                                15,041     1,673   11.12%      15,605     1,902   12.19%      19,710     2,167   10.99%
----------------------------------------------------------------------------------------------------------------------------------
Total Loans                            $ 406,514  $ 40,089    9.86%   $ 481,047  $ 46,232    9.61%   $ 533,834  $ 49,254    9.23%
  Federal Funds Sold                   $   5,905  $    315    5.33%   $   6,339  $    366    5.77%   $   7,865  $    315    4.01%
----------------------------------------------------------------------------------------------------------------------------------
Total Earning Assets                   $ 533,192  $ 48,140    9.03%   $ 575,551  $ 51,480    8.94%   $ 639,060  $ 53,612    8.39%
----------------------------------------------------------------------------------------------------------------------------------
  Reserve for Possible Loan Losses       (15,984)                       (17,946)                       (18,991)
  Cash and Due From Banks                 28,907                         34,099                         31,910
  Premises and Equipment                  13,298                         15,365                         16,349
  Other Assets                            21,447                         35,418                         40,749
----------------------------------------------------------------------------------------------------------------------------------
Total Assets                           $ 580,860                      $ 642,487                      $ 709,077
==================================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY:
Time Deposits:
  Savings, Money Market & NOW
   Accounts                            $ 264,611  $  8,217    3.11%   $ 279,906  $  9,077    3.24%   $ 309,490  $  8,420    2.72%
  Certificates of Deposit over
   $100,000                               20,059     1,396    6.96%      20,927     1,433    6.85%      22,248     1,336    6.01%
  Other Time                             150,380     8,112    5.39%     167,975     8,981    5.35%     177,250     8,096    4.57%
----------------------------------------------------------------------------------------------------------------------------------
Total Time Deposits                    $ 435,050  $ 17,725    4.07%   $ 468,808  $ 19,491    4.16%   $ 508,988  $ 17,852    3.51%

  Federal Funds Purchased                    704        32    4.59%         975        58    5.95%       1,167        57    4.88%
  Securities Sold Under Agreement to
   Repurchase                              3,139       160    5.09%           0         0    0.00%          19         1    5.26%
  Demand Notes Due U.S. Treasury           2,134       108    5.04%       3,229       173    5.36%       3,130       120    3.83%
  Other Interest Bearing Liabilities       1,067        45    4.25%       4,524        44    0.97%       4,555       303    6.65%
  Debt                                     8,925       602    6.75%      32,819     3,236    9.86%      50,575     4,044    8.00%
----------------------------------------------------------------------------------------------------------------------------------
Total Interest Bearing Liabilities     $ 451,019  $ 18,672    4.14%   $ 510,355  $ 23,002    4.51%   $ 568,434  $ 22,377    3.94%
----------------------------------------------------------------------------------------------------------------------------------
  Demand Deposits                         78,873                         87,434                         89,318
  Other Liabilities                        7,857                          3,850                          4,994
  Stockholders' Equity                    43,111                         40,848                         46,331
----------------------------------------------------------------------------------------------------------------------------------
Total Liabilities & Stockholders'
 Equity                                $ 580,860                      $ 642,487                      $ 709,077
==================================================================================================================================

Net Interest Income (a)                           $ 29,468                       $ 28,478                       $ 31,235
==================================================================================================================================

Yield Spread                                                   4.89%                          4.44%                          4.45%
==================================================================================================================================

NET INTEREST INCOME TO EARNING ASSETS                          5.53%                          4.95%                          4.89%
==================================================================================================================================

<F1> (a)   Tax exempt  interest has been  converted to a tax  equivalent  basis using
           Federal tax rate of 34%.

<F2> (b)   Includes non-accruing loans.


                           Merchants Bancshares, Inc
                   Analysis of Changes in Net Interest Income

The following table sets forth, for each major category of interest earning assets and interest bearing liabilities, the dollar amounts (in thousands) of interest income (calculated on a taxable equivalent basis) and interest expense and changes therein for 1996 as compared with 1995 and 1995 as compared with 1994.


                                                 1996 vs 1995                                       1995 vs 1994
                               -----------------------------------------------    ---------------------------------------------
                                                                -Due to (a)-                                     -Due to (a)-
                                                  Increase    ----------------                     Increase    ----------------
                               1996     1995     (Decrease)  Volume    Rate      1995     1994     (Decrease)  Volume    Rate
-------------------------------------------------------------------------------------------------------------------------------

Interest Income:
  Loans                        $40,089  $46,232  $(6,143)    $(7,371)  $1,228    $46,232  $49,254  $(3,022)    $(5,073)  $2,051
  Investment Income:
    Taxable                      7,736    4,882    2,854       2,090      764      4,882    4,043      839        (597)   1,436
    Non-Taxable                      0        0        0           0        0          0        0        0           0        0
    Federal Funds Sold             315      366      (51)        (23)     (28)       366      315       51         (88)     139
-------------------------------------------------------------------------------------------------------------------------------
      Total                    $48,140  $51,480  $(3,340)    $(5,304)  $1,964    $51,480  $53,612  $(2,132)    $(5,758)  $3,626
-------------------------------------------------------------------------------------------------------------------------------

Less Intereat Expense:
  Savings, Money Market &
   Now Accounts                $ 8,217  $ 9,077  $  (860)    $  (474)  $  (386)  $ 9,077  $ 8,420  $   657     $  (959)  $1,616
  Certificates of Deposit
   Over $100,000                 1,396    1,433      (37)        (60)       23     1,433    1,336       97         (90)     187
  Other Time                     8,112    8,981     (869)       (948)       79     8,981    8,096      885        (496)   1,381
  Federal Funds Purchased           32       58      (26)        (12)      (14)       58       57        1         (11)      12
  Securities Sold Under
   Agreement to Repurchase         160        0      160         160        (0)        0        1       (1)         (1)      (0)
  Demand Note - U.S. Treasury      108      173      (65)        (55)      (10)      173      120       53           5       48
  Debt and Other Borrowings        647    3,280   (2,633)     (1,760)     (873)    3,280    4,347   (1,067)     (1,751)     684
-------------------------------------------------------------------------------------------------------------------------------
      Total                    $18,672  $23,002  $(4,330)    $(3,149)  $(1,181)  $23,002  $22,377  $   625     $(3,303)  $3,928
-------------------------------------------------------------------------------------------------------------------------------
      Net Interest Income      $29,468  $28,478  $   990     $(2,155)  $ 3,145   $28,478  $31,235  $(2,757)    $(2,455)  $ (302)
===============================================================================================================================

<F1> (a)   The dollar  amount of  changes in  interest  income and  interest  expense attributable to changes in rate and volume has been allocated between rate and volume based upon the changes in rates times the first  year's  volume and the changes in volume times the current year's rate.

<F2> Note: Included in Interest Income are fees on loans totalling $2,333, $2,492 and
           $3,571 for the years ended December 31, 1996, 1995 and 1994, respectively.


LOAN PORTFOLIO

The following tables display the composition of the Bank's loan portfolio for the consecutive five year period 1991 through 1995, along with a schedule profiling the loan maturity distribution over the next five years.


COMPOSITION OF LOAN PORTFOLIO

The table below presents the composition of the Bank's loan portfolio by type of loan as of December 31 for each of the past five years. All dollar amounts are expressed in thousands. Amounts are shown gross of net deferred loan fees of $946,723 in 1996, $956,333 in 1995, $1,132,494 in 1994, $1,310,416 in 1993 and
$1,183,400 in 1992, which principally relate to real estate mortgages.


                                                              As of December 31,
-------------------------------------------------------------------------------------------------
Type of Loan                                   1996        1995      1994        1993      1992
                                             ----------------------------------------------------

Commercial, Financial & Agricultural         $ 59,124   $ 73,915   $ 88,201   $ 98,936   $ 76,141
Industrial Revenue Bonds                        1,967      3,010      4,411      6,695      8,721
Real Estate--Construction                       3,420      9,644     21,992     30,526     18,776
Real Estate--Mortgage                         307,357    346,202    377,429    413,112    305,513
Installment                                    14,831     16,560     18,086     22,836     18,332
Lease Financing                                     0          0          0         42        630
All Other Loan                                    534        393        436      1,324      1,422
                                             ----------------------------------------------------
   Total Loans                               $387,233   $449,724   $510,555   $573,471   $429,535
                                             ====================================================

PROFILE OF LOAN MATURITY DISTRIBUTION

The table below presents the distribution of the varying maturities or repricing opportunities of the loan portfolio at December, 1996. All dollar amounts are expressed in thousands.

                                                Over One
                                    One Year    Through    Over Five
                                    Or Less     5 Years       Years     Total
-------------------------------------------------------------------------------

Commercial Loans, Industrial
Revenue Bonds, Lease Financing
 and All Other Loans                $ 46,818    $ 7,158      $ 7,649   $ 61,625
Real Estate Loans                    180,583     65,195       64,999   $310,777
Installment Loans                      3,351     11,208          272   $ 14,831
-------------------------------------------------------------------------------
                                    $230,752    $83,561      $72,920   $387,233
                                    ===========================================

Loans maturing or repricing after one year which have predetermined interest rates totaled $155,109. Loans maturing or repricing after one year which have floating or adjustable interest rates totaled $1,372.

In 1996, a total of 425 one-to-four family residential mortgage loans were closed by the bank, totaling $33.4 million. Approximately 33% of these originations were sold on the secondary market and the remaining 67%, or $22.3 million were placed in the Bank's portfolio. The Bank currently services $322 million in residential mortgage loans, $250 million of which it services for other investors such as federal government agencies (FNMA and FHLMC) and for financial investors such as insurance companies and pension funds located outside Vermont.

During 1996, the Bank remained an active participant in the U.S. Small Business Administration guaranteed loan program. Thirty-two new SBA loans totaling $4.7 million were originated during 1996 with SBA guarantees ranging from 70% to 85%. This volume of new lending activity represents a decrease of 52% from that experienced in 1995.

Approximately 27% of all new SBA loans originated during 1996 were sold to secondary market investors located outside Vermont. This selling activity has the positive effect on Vermont of importing capital into the state from other parts of the country. SBA guarantees are advantageous to the Bank because they reduce risk in the Bank's loan portfolio and allow the Bank to increase its commercial loan base and market share with minimal impact on capital.

During 1996, the Bank originated 546 commercial loans, totaling $65.9 million. This lending activity represented a decrease of approximately 15% of new loan volume from that experienced in 1995. Commercial loans were originated throughout Vermont.


LOAN PORTFOLIO MONITORING

The Bank's Board of Directors grants each loan officer the authority to originate loans on behalf of the Bank. The Board also establishes restrictions regarding the types of loans that may be granted and the distribution of loan types within the portfolio, and sets loan authority limits for each lender. These authorized lending limits are established at least annually and are based upon the lender's knowledge and experience. Loan requests that exceed a lender's authority are referred to the Credit Department. All extensions of credit of $2.5 million to any one borrower, or related party interest, are reviewed and approved by the Directors Loan Committee.

By using a variety of management reports, the Bank's loan portfolio is continuously monitored by the Board of Directors and Credit Department. The loan portfolio as a whole, as well as individual loans, are reviewed for loan performance, creditworthiness, and strength of documentation. The Bank has hired an external loan review firm to assist in portfolio monitoring. Credit ratings are assigned to commercial loans and are routinely reviewed.

All loan officers are required to service their own loan portfolios and account relationships. As necessary, loan officers or the loan workout function takes remedial actions to assure full and timely payment of loan balances.


LOAN QUALITY AND RESERVES FOR
POSSIBLE LOAN LOSSES (RPLL)

Merchants Bancshares, Inc. reviews the adequacy of the RPLL at least quarterly. The method used in determining the amount of the RPLL is not based on maintaining a specific percentage of RPLL to total loans or total nonperforming assets, but rather a comprehensive analytical process of assessing the credit risk inherent in the loan portfolio. This assessment incorporates a broad range of factors which are indicative of both general and specific credit risk, as well as a consistent methodology for quantifying probable credit losses. As part of the Merchants Bancshares, Inc.'s analysis of specific credit risk, a detailed and extensive review is done on larger credits and problematic credits identified on the watched asset list, nonperforming asset listings and credit rating reports.

The Financial Accounting Standards Board ("FASB") issued revised accounting guidance which affected the RPLL. Statement of Financial Accounting Standards
(SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan," requires, among other things, that the creditors measure impaired loans at the present value of expected future cash flows, discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral-dependent. For purposes of this statement, a loan is considered impaired when it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. The FASB also issued SFAS No. 118, which amended SFAS No. 114, by allowing creditors to use their existing methods of recognizing interest income on impaired loans. Merchants Bancshares, Inc. adopted the methodology of SFAS No. 114, incorporating the amendments of SFAS No. 118, on January 1, 1995.

The more significant factors considered in the evaluation of the adequacy of the RPLL based on the analysis of general and specific credit risk include the following:

Status of impaired loans as defined under SFAS No. 114

      *  Status of nonperforming loans
      *  Status of adversely classified credits
      *  Historic charge-off experience by major loan category
      *  Size and composition of the loan portfolio
      *  Concentrations of credit risk o Renewals and extensions
      *  Current local and general economic conditions and trends
      *  Loan growth trends in the portfolio
      *  Off-balance-sheet credit risk relative to commitments to lend

In accordance with SFAS No. 114, management has defined an impaired loan as meeting any of the following criteria:

      *  A loan that is 90 days past due and still accruing
      *  A loan that has been placed in nonaccrual and is 45 days past due
      *  A loan that is rated Substandard and is 45 days past due
      *  A loan that is rated Doubtful or Loss
      *  A loan that has been classified as a Troubled Debt Restructuring
      *  A loan that has been assigned a specific allocation

Loans deemed impaired totaled $8.4 million. Impaired loans have been allocated $875,000 of the RPLL. On June 4, 1993, the Bank acquired New First National Bank of Vermont (NFNBV). The terms of the Purchase and Assumption Agreement (the "Agreement") required the FDIC to reimburse the Bank 80% of the net charge-offs up to $41 million on any loans that qualify as loss-sharing loans, for a period of three years from the date of acquisition. Losses in excess of $41 million would be reimbursed at 95%. The Agreement expired effective June 30, 1996, with respect to the reimbursement of losses. The Bank is required to return to the FDIC 80% of any reimbursed losses recovered, during the two year period following the expiration date. As of June 30, 1996, the remaining balance of loss-sharing loans aggregated $48,176,000; included in that balance was $2,928,000 in nonperforming loans.

Due to the expiration of the loss-sharing agreement, management adjusted the analysis of the RPLL to account for 100% of the loss exposure associated with loans that qualified as loss-sharing. The RPLL analysis prepared the quarter ended March 31, 1996 showed an increase in the reserve requirement of approximately $1.4 million, due to the expiration of the Agreement. Management maintained the RPLL at a level adequate to offset the required increase in the reserve requirement; therefore, no additional provision was necessary due to the expiration of the Agreement.

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

===============================================================================


                       LOAN LOSSES AND RPLL RECONCILIATION
                                December 31, 1996
                                 (000's omitted)
----------------------------------------------------------------------------------------
                                  1996        1995        1994        1993        1992
----------------------------------------------------------------------------------------

Average Loans Outstanding       $406,530    $481,047    $514,843    $515,805    $441,291
----------------------------------------------------------------------------------------
RPLL Beginning of Year            16,234      19,929      20,060       7,412       6,650
----------------------------------------------------------------------------------------
Charge-Off :
----------------------------------------------------------------------------------------
  Commercial, Lease Financing
   and all Other Loans              (907)     (3,671)     (3,356)     (5,567)     (2,938)
----------------------------------------------------------------------------------------
  Real Estate - Construction        (602)     (1,485)     (1,159)       (275)       (253)
----------------------------------------------------------------------------------------
  Real Estate - Mortgage          (3,206)    (12,942)     (7,673)     (7,651)     (4,096)
----------------------------------------------------------------------------------------
Installment & Credit Cards          (405)       (263)       (462)       (459)       (452)
----------------------------------------------------------------------------------------
    Total Loans Charged Off       (5,120)    (18,361)    (12,650)    (13,952)     (7,739)
----------------------------------------------------------------------------------------
Recoveries:
----------------------------------------------------------------------------------------
  Commercial, Lease Financing
   and all Other Loans               391       1,232       1,187         392         232
----------------------------------------------------------------------------------------
  Real Estate - Construction          63          32         400           0           0
----------------------------------------------------------------------------------------
  Real Estate - Mortgage             856       1,224         769         301         108
----------------------------------------------------------------------------------------
  Installment & Credit Cards         125          78         163          85         111
----------------------------------------------------------------------------------------
    Total Recoveries               1,435       2,566       2,519         778         451
----------------------------------------------------------------------------------------
Net Loan Losses                  ($3,685)   ($15,795)   ($10,131)   ($13,174)    ($7,288)
----------------------------------------------------------------------------------------
Provision for Loan Losses:
----------------------------------------------------------------------------------------
  Charged to Operations (NOTE 1)   3,150      12,100      10,000      23,882       8,050
----------------------------------------------------------------------------------------
  Loan Loss Reserve (NOTE 2)                                           2,000
----------------------------------------------------------------------------------------
RPLL End of Year                 $15,700     $16,234      $19,929    $20,060      $7,412
----------------------------------------------------------------------------------------
RPLL to Total Loans                 4.05%       3.61%        3.90%      3.50%       1.73%
----------------------------------------------------------------------------------------
Net Losses to Average Loans         0.91%       3.28%        1.97%      2.28%       1.63%
========================================================================================

<F1>  NOTE 1:   The  loan loss provision is charged to operating expense.  When actual losses  differ from these estimates, and if adjustments are considered necessary,  they  are  reported  in operations in the periods in which they become known.

<F2>  NOTE 2:   See  Note 2  to  the  consolidated  financial statements regarding the acquisition of New First National Bank of Vermont.

The reserve for possible loan losses decreased from $16,234,000 at December 31, 1995 to $15,700,000 at December 31, 1996. At the same time, the provision for loan losses decreased from $12,100,000 to $3,150,000. The reduction in provision and relative stable reserve balance is reflective of the improvement in asset quality. These improvements are further noted in the reduction of net loan losses and nonperforming assets, as noted in the following tables:

NONPERFORMING ASSETS

The following tables summarize the Bank's nonperforming assets (NPAs) as of December 31, 1992 through 1996 (in thousands):


===============================================================================
                                    1996      1995       1994       1993       1992
--------------------------------------------------------------------------------------

  Nonaccrual Loans                  $4,091    $25,617    $32,200    $47,069    $12,148
--------------------------------------------------------------------------------------
  Loans Past Due 90 Days or
  More and Still Accruing              217        237        668        715      7,251
--------------------------------------------------------------------------------------
  Restructured Loans                 2,403      1,430      5,083      2,841      1,838
--------------------------------------------------------------------------------------
    Total Nonperforming Loans:       6,711     27,284     37,951     50,625     21,237
--------------------------------------------------------------------------------------
  Other Real Estate Owned            1,925      7,772     13,231     13,674     12,662
--------------------------------------------------------------------------------------
    Total NonperformingAssets:      $8,636    $35,056    $51,182    $64,299    $33,899
--------------------------------------------------------------------------------------
  NPL to Total Loans                  1.70%      3.61%      3.90%      3.50%      1.73%
--------------------------------------------------------------------------------------
  NPA to Total Loans plus OREO        2.20%      3.28%      1.97%      2.28%      1.63%
======================================================================================

Excluded from the 1996 balances above are approximately $11 million of internally classified loans. These loans have well-defined weaknesses which, if left unattended, could lead to collection problems. Management maintains an internal listing, which includes these loans, which is reviewed and updated monthly. The oversight process on these loans includes an active risk management approach. A management committee reviews the status of these loans each quarter and determines or confirms the appropriate risk rating and accrual status. The findings of this review process are instrumental in determining the adequacy of the loan loss reserve.


DISCUSSION OF 1996 EVENTS AFFECTING NONPERFORMING ASSETS

Historically, the Company has worked closely with borrowers and also pursued vigorous collection efforts. The Company continued its efforts to collect troubled assets during 1996. The Company's enhanced Credit Department and Loan Workout functions provided resources to address collection strategies for nonperforming assets.


==============================================================================
                             12-31-96   9-30-96   6-30-96   3-31-96   12-31-95
------------------------------------------------------------------------------

Nonaccrual Loans              $4,091    $11,235   $13,335   $16,988   $25,617
------------------------------------------------------------------------------
Loans Past Due 90 days or
 more  and still Accruing        217          3     1,159       192       237
------------------------------------------------------------------------------
Restructured Loans             2,403      2,475     2,604     2,642     1,430
------------------------------------------------------------------------------
Other Real Estate Owned        1,925      3,317     2,617     4,698     7,772
------------------------------------------------------------------------------
    Total                      $8,636    $17,030   $19,715   $24,520   $35,056
==============================================================================

The more significant events affecting NPAs are discussed below.


NONACCRUAL LOANS:
-----------------

Nonaccrual loans declined from $25,617,000 at December 31, 1995 to $4,091,000 at December 31, 1996. Management continued its efforts to proactively identify and resolve loans which present significant risk of loss to the Bank. During 1996, management identified approximately $4.8 million in accounts which were transferred to nonaccrual status. These transfers were offset by continued resolution of nonaccrual accounts; approximately $8.0 million in loans were returned to accrual status; principal payments of approximately $4.2 million were collected; a nonperforming loan sale was completed during the fourth quarter reducing nonaccruing loans by approximately $5.7 million. In addition, charges of approximately $5.0 million further decreased the balance of nonaccruing loans.

LOANS PAST DUE 90 DAYS OR MORE AND STILL ACCRUING:
--------------------------------------------------

The Bank generally places loans that become 90 or more days past due in nonaccrual status. If the ultimate collectibility of principal and interest is assured, loans may continue to accrue and be left in this category. Included in this category are loans which have reached maturity and have not been renewed on a timely basis, for reasons other than financial capacity to pay. During the second quarter three significant accounts met this definition; renewal was completed during the third quarter.

RESTRUCTURED LOANS:
-------------------

Restructured loans (TDRs) increased during 1996 from $1,430,000 at December 31, 1995 to $2,403,000 at December 31, 1996. The increase was due to a reclassification of restructured, nonaccruing loans to accrual status. In addition, one large loan for approximately $1.0 million was removed from TDR status.

OTHER REAL ESTATE OWNED AND IN-SUBSTANCE FORECLOSURE:
-----------------------------------------------------

The Bank continued its success in 1996 in disposing of OREO and continues to aggressively market such properties. The balance of OREO decreased from $7.772 million at December 31, 1995 to $1.925 million at December 31, 1996. The decrease was due to a combination of sales of approximately $4.0 million and write-downs of approximately $2.3 million.


POLICIES AND PROCEDURES RELATING TO THE ACCRUAL OF INTEREST INCOME

The Bank normally recognizes income on earning assets on the accrual basis, which calls for the recognition of income as earned, as opposed to when it is collected. The Company's policy is to classify a loan more than 90 days past due with respect to principal or interest as a nonaccruing loan, unless the ultimate collectibility of principal and interest is assured. Income accruals are suspended on all nonaccruing loans, and all previously accrued and uncollected interest is typically charged against current income. A loan remains on nonaccruing status until the factors which suggest doubtful collectibility no longer exist, the loan is liquidated, or when the loan is determined to be uncollectible and is charged off against the reserve for possible loan losses. In those cases where a nonaccruing loan is secured by real estate, the Company can, and usually does, initiate foreclosure proceedings. The result of such action is to force repayment of the loan through the proceeds of a foreclosure sale or to allow the Company to take possession of the collateral in order to manage a future resale of the real estate. Foreclosed property is recorded at the lower of its cost or estimated fair value, less any estimated costs to sell. Any cost in excess of the estimated fair value on the transfer date is charged to the reserve for possible loan losses, while further declines in market values are recorded as an expense in other non-interest expense in the statement of operations. As of December 31, 1996 and 1995, the Company had valuation reserves against the other real estate owned portfolio carrying values of $2,717,000 and $2,430,000, respectively.


SUBSEQUENT EVENT

During January, 1997, OREO balances were reduced to approximately $1.0 million. As a result, nonperforming assets were reduced to $7.6 million or 2% of total loans, plus OREO.


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Please refer to pages 31-37 for Management's Discussion and Analysis of Financial Condition and Results of Operations.


ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated balance sheets of Merchants Bancshares, Inc. as of December 31, 1996 and 1995, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996, together with the related notes and the opinion of Arthur Andersen LLP, independent public accountants, all as contained on pages 2 through 30 of the Company's 1996 Annual Report to Shareholders, are incorporated herein by reference.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.


                                    Part III


ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


ITEM 11 - EXECUTIVE COMPENSATION


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Reference is hereby made to pages 7 through 13 and page 17of the Company's Proxy Statement to Shareholders dated March 25, 1997, wherein pursuant to Regulation 14 A information concerning the above subjects (Items 10 through 13) is incorporated by reference.

Pursuant to Rule 12b-23, definitive copies of the Proxy Statement will be filed within 120 days subsequent to the end of the Company's fiscal year covered by Form 10-K.


                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(1) The following consolidated financial statements, as included in the 1996 Annual Report to Shareholders, are incorporated herein by reference:

      Consolidated Balance Sheets, December 31, 1996 and December 31, 1995.

      Consolidated Statements of Operations for years ended December 31, 1996, 1995 and 1994.

      Consolidated Statements of Changes in Stockholders' Equity for years ended December 31, 1996, 1995 and 1994.

      Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994.

      Notes to Consolidated Financial Statements, December 31, 1996.


(2) The following exhibits are either filed or attached as part of this report, or are incorporated herein by reference.

      Exhibit              Description
      -------              -----------
       3.1 Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit B to Pre-Effective
                  Amendment No. 1 to Company's Definitive Proxy Statement for the Annual Meeting of the Stockholders of the Company, filed on April 25, 1987)

       3.2 Amended By-Laws of the Company (Incorporated by reference to Exhibit C to Company's Definitive Proxy Statement for the Annual Meeting of the Stockholders of the Company, filed on April 25, 1987).

       4 Instruments defining the rights of security holders, including indentures:

       4.1        Specimen   of   the   Company's   Common   Stock   Certificate
                  (Incorporated by Reference to Exhibit 7 to the Company's Registration Statement on Form S-14 (Registration Number 2-86108) filed on August 22, 1983)

       4.2 Description of the rights of holders of the Company's Common Stock (appearing on page 9 of the Company's Registration Statement on Form S-14 (Registration No. 2-86108) filed on August 22, 1983)

      10.1 Merchants Bancshares, Inc. Dividend Reinvestment and Stock Purchase Plan (Incorporated by reference to Exhibit 4.1 to Company's Registration Statement on Form S-3 (Registration No. 333-20375) filed on January 22, 1997)

      10.2 401(k) Employee Stock Ownership Plan of the Company, dated January 1, 1990, as amended (Incorporated by reference to Company's Registration Statement on Form S-8 (Registration Number 33-3274) filed on November 16, 1989)

      10.3 Amended and Restated Merchants Bank Pension Plan dated as of January 1, 1994 (Incorporated by Reference to Exhibit 10.6 to Post-Effective Amendment Number 1 to Company's Registration Statement on Form S-8 (Registration Number 333-18845) filed on December 26, 1996)

      10.4 Amended Employment Agreement, dated as of October 31, 1994 by and between the Company, Merchants Bank and Joseph L. Boutin (Incorporated by reference to Exhibit 10.1 to Post-Effective Amendment No.1 to Company's Registration Statement on Form S-8 (Registration No. 333-18845) filed on December 26, 1996 (Superseded by Exhibit 10.5)

      10.5 Employment Agreement dated as of January 1, 1997, by and between the Company, Merchants Bank and Joseph L. Boutin.

      10.6 Amended Employment Agreement, dated as of January 23, 1995, by and between Merchants Bank and Michael R. Tuttle (Incorporated by reference to Exhibit 10.2 to Post-Effective Amendment No. 1 to the Company's Registration Statement on Form S-8 (Registration No. 333-18845) filed on December 26,1996 (Superseded by Exhibit 10.7)

      10.7 Employment Agreement dated as of January 1, 1997, by and between Merchants Bank and Michael R. Tuttle

      10.8 Employment Agreement, dated as of December 29, 1995, by and between Merchants Bank and Thomas R. Havers (Incorporated by reference to Exhibit 10.3 to Post-Effective Amendment No. 1 to Company's Registration Statement on Form S-8 (Registration No. 333-18845) filed on December 26, 1996) (Superseded by Exhibit 10.9)

      10.9 Employment Agreement dated as of January 1, 1997, by and between Merchants Bank and Thomas R. Havers.

      10.10 Employment Agreement, dated as of February 1,1996, by and between Merchants Bank and Thomas S. Leavitt (Incorporated by reference to Exhibit 10.4 to Post-Effective Amendment No. 1 to Company's Registration Statement on Form S-8 (Registration No. 333-18845) filed on December 26, 1996) (Superseded by Exhibit 10.11)

      10.11 Employment Agreement dated as of January 1, 1997, by and between Merchants Bank and Thomas S. Leavitt.

      10.12 Employment Agreement, dated as of December 29, 1995, by and between Merchants Bank and Merchants Trust Company and William
                  R. Heaslip (Incorporated by reference to Exhibit 10.5 to Post-Effective Amendment No. 1 to the Company's Registration Statement on Form S-8 (Registration No. 333-18845) filed on December 26, 1996)(Superseded by Exhibit 10.13)

      10.13 Employment Agreement, dated as of January 1, 1997, by and between Merchants Bank and Merchants Trust Company and William
                  R. Heaslip

      10.14 The Merchants Bank Amended and Restated Deferred Compensation Plan for Directors

      10.14.1 Trust Under the Merchants Bank Amended and Restated Deferred Compensation Plan for Directors

      10.15 Agreement among the Merchants Bank and Kathryn T. Boardman, Thomas R. Havers and Susan D. Struble dated as of December 20, 1995

      10.15.1 Trust Under the Agreement among the Merchants Bank and Kathryn T. Boardman, Thomas R. Havers and Susan D. Struble dated as of December 20, 1995

      10.16 Agreement between the Merchants Bank and Dudley H. Davis dated December 20, 1995.

      10.16.1 Fixed Trust under Agreement between the Merchants Bank and Dudley H. Davis dated December 20, 1995.

      10.16.2 Variable Trust under Agreement between the Merchants Bank and Dudley H. Davis dated December 21, 1995.

      11          Statement re: computation of per share earnings.

      13          1996 Annual Report to Shareholders

      21          Subsidiaries of the Company

      23          Consent of Arthur Andersen LLP

(3)   Reports on Form 8-K: NONE



                                   SIGNATURES

Pursuant to the requirement of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on it's behalf by the undersigned, thereunto duly authorized.

Merchants Bancshares, Inc.


Date  February 20, 1997                   by  /s/ Joseph L. Boutin
      ---------------------------             ---------------------------------
                                              Joseph L. Boutin, President & CEO

      Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of MERCHANTS BANCSHARES, INC., and in the capacities and on the date as indicated.


by  /s/ Joseph L. Boutin                  by  /s/ Raymond C. Pecor, Jr.
    ---------------------------               ---------------------------------
   Joseph L. Boutin, Director, President      Raymond C. Pecor, Jr. Director
      & CEO of the Company and the Bank       Chairman of the Board of Directors


by  /s/ Peter A. Bouyea                   by
    ---------------------------               ---------------------------------
    Peter A. Bouyea, Director                 Charles A. Davis, Director


by                                        by  /s/ Jeffrey L. Davis
    ---------------------------               ---------------------------------
    Dudley H. Davis, Director                 Jeffrey L. Davis, Director


by  /s/ Michael G. Furlong                by
    ---------------------------               ---------------------------------
    Michael G. Furlong, Director              Thomas F. Murphy, Director


by  /s/ Janet P. Spitler                  by  /s/ Leo O'Brien, Jr
    ---------------------------               ---------------------------------
    Janet P. Spitler, Treasurer of the        Leo O'Brien, Jr, Director
    Company, Vice President, Controller
    and Treasurer of the Bank


by  /s/ Patrick S. Robins                 by
    ---------------------------               ---------------------------------
    Patrick S. Robins, Director               Benjamin F. Schweyer, Director



by  /s/ Robert A. Skiff
    ---------------------------
    Robert A. Skiff, Director