Form 10-Q
period 1997-03-31
MERCHANTS BANCSHARES INC
filed 1997-05-02
CIK 726517

SECURITIES AND EXCHANGE COMMISSION
	WASHINGTON, D.C. 20549



	FORM 10-Q

	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
	SECURITIES EXCHANGE ACT OF 1934


	FOR THE QUARTER ENDED MARCH 31, 1997
	COMMISSION FILE NUMBER 0-11595


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

	YES  X    NO


4,427,873 Shares Common Stock $.01 Par Outstanding March 31, 1997





	MERCHANTS BANCSHARES, INC.

	INDEX TO FORM 10-Q


PART I
	ITEM 1  FINANCIAL STATEMENTS

		Consolidated Balance Sheets
		March 31, 1997 and December 31, 1996                        1

		Consolidated Statements of Operations
		For the three months ended March 31, 1997 and 1996          2

		Consolidated Statement of Stockholders' Equity
		For the three months ended March 31, 1997 and 1996 and the
		Year ended December 31, 1996                                3

		Consolidated Statements of Cash Flows
		For the three months ended March 31, 1997 and 1996          4

		Footnotes to Financial Statements as of March 31, 1997      5

 ITEM 2  Management's Discussion and Analysis of Financial
		Condition and Results of Operations                      6-11

PART II - OTHER INFORMATION

 ITEM 1  Legal Proceedings                                                 12

 ITEM 2  Changes in Securities                                          NONE

 ITEM 3  Defaults upon Senior Securities                                NONE

 ITEM 4  Submission of Matters to a Vote of Security Holders            NONE

 ITEM 5  Other Information                                              NONE

 ITEM 6  Exhibits and Reports on Form 8-K                               NONE

SIGNATURES                                                                 14

				  MERCHANTS BANCSHARES, INC.
				 CONSOLIDATED BALANCE SHEETS
						 UNAUDITED
					    MARCH 31    DECEMBER 31,
     (All figures in thousands except         1997          1996
      shares outstanding and per share data)
 ASSETS
  Cash and Due from Banks                  $  28,487       $ 29,726
  Trading Securities                             500            500
  Investments:
    Debt Securities Available for Sale     $  38,555       $ 57,656
    Debt Securities Held to Maturity         103,029         86,904
    Marketable Equity Securities                   0            230
					     -------        -------
       Total Investments                   $ 141,584       $144,790
  Loans                                      388,036        387,233
	  Reserve for possible loan losses    16,103         15,700
					     -------        -------
    Net Loans                              $ 371,933       $371,533
  Federal Home Loan Bank Stock                 2,841          2,841
  Bank Premises and Equipment, Net            14,165         13,791
  Investments in Real Estate Limited
      Partnerships                             2,457          2,499
  Other Real Estate Owned                        516          1,925
  Other Assets                                14,548         14,031
					     -------        -------
       Total Assets                        $ 577,031       $581,636
					     =======        =======
 LIABILITIES
  Deposits:
    Demand                                 $  75,998       $ 80,576
    Savings, NOW and Money Market Accounts   261,870        263,882
    Time Certificates of Deposit
	  $100,000 and over                   20,544         20,370
    Other Time                               141,687        143,452
					    --------       --------
       Total Deposits                      $ 500,099       $508,280
  Demand Note Due US Treasury                  3,150          3,599
  Other Short Term Borrowings                  9,000          6,000
  Other Liabilities                           10,818         11,088
					    --------        -------
       Total Liabilities                   $ 523,067       $528,967

  Long-Term Debt                               6,419          6,420
 STOCKHOLDERS' EQUITY
  Common Stock, $.01 Par Value                    44             44
     Shares Authorized     4,700,000
     Outstanding, Current Period 4,292,763
		  Previous       4,290,342
  Preferred Stock Class A Non-Voting
      Authorized - 200,000, Outstanding            0              0
  Preferred Stock Class B Voting
      Authorized - 1,500,000, Outstanding          0              0
  Treasury Stock (At Cost) - 141,857 current period
					      (2,017)        (2,038)
  Surplus                                     33,157         33,154
  Undivided Profits                           16,266         14,845
  Unrealized Gain (Loss) on Securities            95            244
					      ------         ------
       Total Stockholders' Equity          $  47,545       $ 46,249
					      ------         ------
       Total Liabilities and
	Stockholders' Equity               $ 577,031       $581,636
					     =======        =======
 Book Value Per Common Share                  $10.74         $10.78
					       =====          =====

 Note: As of March 31, 1997, the Bank had off-balance sheet liabilities in the form of standby letters of credit to customers in the amount of $6,092.


			       1
		      THE MERCHANTS BANCSHARES, INC.
	       CONSOLIDATED STATEMENTS OF OPERATIONS
			     UNAUDITED

(All figures in thousands except shares
   outstanding and per share data            QUARTER ENDED MARCH 31,
						 1997        1996
Interest Income
 Interest on Loans                            $   9,043   $   9,838
 Investment Income:
   Obligations of U.S. Government                 2,342       1,501
   Other                                             61          54
 Federal Funds Sold                                  12          84
						-------     -------
					      $  11,458   $  11,477
Interest Expense
  Interest on Deposits                        $   4,215   $   4,588
  Interest on Other Borrowings                      253         270
						-------     -------
					      $   4,468   $   4,858

Net Interest Income                           $   6,990   $   6,619
 Provision for Possible Loan Losses                 300         900
 Net Interest Income after                      -------     -------
  Provision for Loan Losses                   $   6,690   $   5,719

Other Income
 Fees on Loans                                $     426   $     727
 Service Charges on Deposits                        787         847
 Gain (Loss) on Sale and Write Down of Securities   (40)         90
 Gain on Branch Sale                                  0         299
 Refund of VT Franchise Tax                           0         527
 Other                                            1,014       1,149
						 ------     -------
  Total Other Income                          $   2,187   $   3,639

Other Expenses
 Salaries and Wages                           $   2,124   $   2,319
 Employee Benefits                                  596         590
 Occupancy Expense, Net                             597         582
 Equipment Expense                                  535         507
 Provision for Impairment of Investment Security    229           0
 Equity in Losses of Real Estate
  Limited Partnerships                              172         206
 Expenses - Other Real Estate Owned                 112       1,539
 Loss on Disposition of Fixed Assets                156           0
 Other                                            1,991       1,902
						-------      ------
  Total Other Expenses                        $   6,512 $     7,645

Income  before Provision for Income Taxes     $   2,365   $   1,713
  Provision  for Income Taxes                       501         344
						-------     -------
Net Income                                    $   1,864   $   1,369
Per Common Share Net Income                   $    0.42   $    0.32
Weighted Average Common Shares
 Outstanding                                  4,423,262   4,290,342
					  2










			  MERCHANTS BANCSHARES, INC.
		     CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
		       FOR THE YEAR ENDED DECEMBER 31, 1996 AND
		      THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
				  UNAUDITED




									Net
								      Unrealized
								     Appreciation
								    (Depreciation)   Total
				Common          Undivided Treasury   of Invesment   Equity
				Stock   Surplus  Profits    Stock    Securities    Capital
			       ------   ------   -------    ------    ----------   -------
 Balance - December 31, 1995  $  44   $ 33,155   $ 8,621   $(2,038)    $   467   $ 40,249
 Net Loss                                          1,369                            1,369
 Net Change in Unrealized
    Appreciation/(Depreciation)
    of Investment Securities, Net of Tax                                (1,027)    (1,027)
			     -----      ------     -----     -----       -----     ------
 Balance - March 31, 1996    $  44    $ 33,155   $ 9,990   $(2,038)    $  (560)  $ 40,591
			     -----      ------     -----     -----       -----     ------
 Net Income                                        4,855                            4,855
 Net Change in Unrealized
   Appreciation/(Depreciation) of Securities
      Available for Sale, Net of Tax                                       668        668
 Net Change in Unrealized Appreciation
     (Depreciation) of Securities Transferred
     to Held to Maturity Portfolio                                         136        136
			      ----     ------     ------    ------      ------    -------
 Balance - December 31, 1996 $  44    $ 33,155   $14,845   $(2,038)    $   244   $ 46,250
			      ----     -------    ------    ------      ------    -------
 Net Income                                        1,864                            1,864
 Purchase of Treasury Stock                                   (402)                  (402)
 Sale of Treasury Stock                      2                 423                    425
 Dividends Paid ($.10/share)                        (443)                            (443)
 Net Change in Unrealized
    Appreciation/(Depreciation) of Securities
   Available for Sale, Net of Tax                                         (153)      (153)
 Net Change in Unrealized Appreciation
     (Depreciation) of Securities Transferred
     to Held to Maturity Portfolio, Net of Tax                               4          4
			      ----     -------    ------    ------      ------    -------
Balance - March 31, 1997     $  44    $ 33,157   $16,266   $(2,017)    $    95   $ 47,545
			      ====     =======    ======    ======      ======    =======

				     3
			    MERCHANTS BANCSHARES, INC.
		      CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three months ended March 31,                    1997      1996
(All figures in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                                        $  1,864   $  1,369
Adjustments to Reconcile Net Income (Loss) to Net
Cash Provided by Operating Activities:
   Provision for Possible Loan Losses                         300        900
   Provision for Possible Losses on Other Real Estate Owned    10      1,351
   Provision for Possible Impairment of Investment Security   230          0
   Provision for Depreciation and Amortization                545        921
   Net (Gains) Losses on Sales of Investments                  40        (90)
   Net (Gains) Losses on Sales of Loans and Leases              0        172
   Net (Gains) Losses on Sales of Premises and Equipment       77       (631)
   Net (Gains) Lossses on Sales of Other Real Estate Owned     17         (9)
   Equity in Losses of Real Estate Limited Partnerships       172        206
Changes in Assets and Liabilities:
   Decrease in Interest Receivable                            283         93
   Increase (Decrease) in Interest Payable                   (107)       143
   (Increase) Decrease in Other Assets                       (677)     1,670
   Increase (Decrease) in Other Liabilities                   163       (414)
							   ------    -------
	   Net Cash Provided by Operating Activities     $  2,917  $   5,680

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from Sales of Investment Securities            20,727     15,888
   Proceeds from Maturities of Investment Securities            0     12,000
   Proceeds from Sales of Loans and Leases                  2,211      6,005
   Proceeds from Sales of FHLB Stock                            0      1,203
   Proceeds from Sales of Premises and Equipment                6        921
   Proceeds from Sales of Other Real Estate Owned           1,574      2,827
   Purchases of Available for Sale Investments                  0    (36,327)
   Purchases of Held to Maturity Investments              (18,098)         0
   Principal Repayments in Excess of (Less Than)
	  Loans Originated                                 (3,236)    22,438
   Investments in Real Estate Limited Partnerships           (130)      (167)
   Purchases of Premises and Equipment                     (1,159)    (1,075)
							    -----     ------
	    Net Cash Provided by Investing Activities     $ 1,895   $ 23,714

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net Decrease in Deposits                                (8,181)   (29,847)
   Net Increase in Other Borrowed Funds                     2,551      2,384
   Principal Payments on Debt                                  (1)    (7,001)
   Cash Dividends Paid ($.10 per share)                      (444)         0
   Acquisition of Treasury Stock                             (402)         0
   Sale of Treasury Stock                                     426          0

	   Net Cash Used in Financing Activities         $ (6,051)  $(34,464)
							    -----     ------
Increase (Decrease) in Cash and Cash Equivalents           (1,239)    (5,070)
Cash and Cash Equivalents Beginning of Year                29,726     38,367
							   ------    -------
Cash and Cash Equivalents End of Year                    $ 28,487   $ 33,297
							   ======    =======
Total Interest Payments                                  $  4,575   $  4,716
Total Income Tax Payments                                $      0   $      0
Transfer of Loans to Other Real Estate Owned             $      0   $    907


			 MERCHANTS BANCSHARES, INC
			    MARCH 31, 1997

NOTES TO FINANCIAL STATEMENTS:
See the Form 10-K filed as of December 31, 1996 for additional information.

NOTE 1:  RECENT ACCOUNTING DEVELOPMENTS

In February 1997, the Financial Accounting Standards Board issued Statement of
Financial Accounting Standards No. 128, Earnings per Share (SFAS 128).  This
Statement establishes standards for computing and presenting earnings per share and applies to entities with publicly traded common stock or potential common stock. SFAS 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997 and early adoption is not permitted. When adopted, the statement will require restatement of prior years' earnings per share. The Company will adopt this statement for its quarter ended December 31, 1997. Assuming that SFAS No. 128 had been implemented, basic earnings per share would not have differed materially from those disclosed in the accompanying statements of operations.

The Bank adopted Statement of Financial Accounting Standards No. 125,
Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (SFAS No. 125) commencing January 1, 1997. The implementation of this statement had no impact on the accompanying consolidated balance sheets and consolidated statements of operations.


NOTE 2:  RECLASSIFICATION:

Certain amounts in the prior period's financial statements have been reclassified to be consistent with the current period presentation.



			 MERCHANTS BANCSHARES, INC

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
	 CONDITION AND RESULTS OF OPERATIONS

All adjustments necessary for a fair statement of the three months ended
March 31, 1997 and 1996 have been included in the financial statements.
The information was prepared from the books of Merchants Bancshares, Inc.
(the Company) and its subsidiaries, the Merchants Bank (the Bank) and
Merchants Properties, Inc., without audit.

In the ordinary course of business, the Merchants Bank makes commitments for possible future extensions of credit. On March 31, 1997, the Bank was obligated for $6.1 million of standby letters of credit. No losses are anticipated in connection with these commitments.

RESULTS OF OPERATIONS
Net income for the first quarter of 1997 was $1.86 million, or $.42 per share, compared to $1.37 million, or $.32 per share, for the same period a year earlier. First quarter net interest income before the provision for possible loan losses was $6.99 million in 1997 as compared to $6.62 million for the year earlier quarter. This increase is due primarily to two factors. The Bank has been able to increase the average yield on its investment portfolio by 32 basis points to 6.68% at March 31, 1997 from 6.36% at March 31, 1996. Additionally, the Bank has worked to decrease its portfolio of nonperforming loans to $5.8 million at March 31, 1997 from $19.8 million at March 31, 1996. This $14 million decrease in nonperforming loans has had a significant impact on the Company's net interest income.
The decrease in nonperforming loans has also had a positive impact on the provision for possible loan losses which totaled $300 thousand for the first quarter of 1997, as compared to $900 thousand for the first quarter of 1996. This improvement in asset quality is due to a combination of aggressive collections, returning loans to accruing status, sales of nonperforming loans and charge offs and write downs of nonperforming assets in previous periods.

Total non-interest expenses are down approximately $1.1 million (15%) from the same quarter a year earlier. As the Bank has actively reduced its portfolio of Other Real Estate Owned (OREO), expenses related to this portfolio have decreased by approximately $1.4 million (92%) from the first quarter of 1996. The Bank recognized a loss of $156 thousand during the first quarter of 1997 related to the retirement of certain fixed assets in connection with the capital improvement project commenced in 1996. Additionally, during the first quarter of 1997, the Bank determined that one of its investments was permanently impaired, and made the decision to fully charge off the investment, in the amount of $229,000.

BALANCE SHEET ANALYSIS
Total assets decreased approximately $4.6 million from December 31, 1996. This decrease is comprised mainly of a $3.2 million decrease (2.2%) in the Bank's investment portfolio, which is the result of principal paydowns on mortgage-backed securities, and a $1.4 million decrease (73%) in Other Real Estate
Owned (OREO), resulting from strong efforts by the Bank to reduce the OREO portfolio through sales.

Deposits at March 31, 1997 have decreased by $8.2 million (1.6%) from December 31, 1996. Much of this decrease is attributable to seasonal effects.

INCOME TAXES
The Company recognized $240 thousand and $206 thousand, respectively, in low income housing tax credits during the quarters ended March 31, 1997 and 1996, representing the amount of the income tax credits earned during those quarters. The recognition of these low income housing tax credits has reduced the Company's effective tax rate to 21% at March 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity, as it pertains to banking, can be defined as the ability to generate cash in the most economical way to satisfy loan demand, deposit withdrawal demand, and to meet other business opportunities which require cash. The
Bank has a number of sources of liquid funds, including $18 million in available Federal Funds lines of credit at March 31, 1997; an overnight line of credit with the Federal Home Loan Bank (FHLB) of $15 million; an estimated additional borrowing capacity with FHLB of $38 million; and the ability to borrow $60 million through the use of repurchase agreements, collateralized by the Bank's investments, with certain approved counterparties.

The schedules on pages 10-11analyze interest and overhead management in relation to total average assets and the yield analysis for the periods reported.

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

Loans deemed impaired totaled $7.5 million.  Impaired loans have been allocated
$678 thousand of the RPLL.


On June 4, 1993 the Bank acquired New First National Bank of Vermont (NFNBV).
The terms of the Purchase and Assumption Agreement (the agreement) required the FDIC to reimburse the bank 80% of the net charge-offs up to $41 million on any loans that qualify as loss sharing loans, for a period of three years from the date of acquisition. Losses in excess of $41 million would be reimbursed at 95%. The agreement expired effective June 30, 1996, with respect to the reimbursement of losses. The Bank is required to return to the FDIC 80% of any reimbursed losses recovered, during the two year period following the expiration date. As of June 30, 1996, the remaining balance of loss sharing loans aggregated $48,176,000; included in that balance was $2,928,000 in non-performing loans.

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


NON-PERFORMING ASSETS

The following tables summarize the Bank's non-performing assets as of March 31, 1996, December 31, 1996 and March 31, 1997:


NPAs (000's omitted)    March 31, 1997  December 31, 1996  March 31, 1996

Nonaccrual Loans            $3,316           $4,091            $16,988

Loans past due 90 days or
more and still accruing        $80             $217               $192

Restructured Loans          $2,362           $2,403             $2,642

Total Non-performing Loans  $5,758           $6,711            $19,822

Other Real Estate Owned       $516           $1,925             $4,698

Total Non-performing Assets $6,274           $8,636            $24,520

Note: Included in nonaccrual loans are certain loans whose terms have been substantially modified in troubled debt restructuring.




Ratios                March 31, 1997    December  31,  1996    March 31,  1996

Percentage of Non-
performing Loans to
Total Loans              1.48%                  1.73%               4.74%

Percentage of Non-
performing Assets to
Total Loans plus Other
Real Estate Owned        1.61%                  2.22%               5.79%

Percentage of RPLL to
Total Loans              4.15%                  4.05%               3.68%

Percentage of RPLL
to NPL                   280%                   234%               77.77%

Percentage of RPLL
to NPA                   257%                   182%               62.87%

As noted in the above tables management has made significant reductions in the balance of non-performing assets; the balance has been reduced approximately
75% during the twelve months ended 3/31/97. The reduction was achieved through a combination of loan sales, charge-offs and workout/collection efforts. It should be noted, during this period the bank continued provisions to the RPLL, thus increasing the ratio of RPLL to NPL to 280%, as of March 31, 1997.
The trends continue as non-performing loans (NPL) and non-performing assets
(NPA) decreased by $953 thousand and $2.4 million, respectively, from December 31, 1996 to March 31, 1997. The decrease was due to continued efforts to diminish loss exposure through active management of non-performing assets.

Approximately 86% of the NPL are secured by real estate which significantly reduces the Company's exposure to loss. Based upon the secured nature of a significant portion of the NPL, strengthening in the local real estate market, and management's assessment of the current and prospective level of risk in the loan portfolio, the balance of the RPLL is considered adequate at March 31, 1997.

DISCUSSION OF EVENTS AFFECTING NPA

Significant events affecting the categories of NPA are discussed below:


Nonaccrual Loans:

During the first quarter of 1997 the Bank sold approximately $2.2 million of non-performing and adversely-classified loans. The decrease due to the loan sale was offset, in part, by approximately $900 thousand of transfers to non-accrual. It should be noted, approximately 65% of the balance transferred to non-accrual consisted of one relationship.
The net result was a significant reduction in non-accruing loans.
Non-accrual loans decreased $775 thousand during the first quarter of 1997.

Restructured Loans:

The decrease in restructured loans was due to amortization of the subject loans.

Other Real Estate Owned:


OREO decreased $1.4 million or 73%, from December 31, 1996 to March 31, 1997, as a result of property sales. Additions to OREO were immaterial for the quarter.




			  MERCHANTS BANCSHARES, INC
			  SUPPLEMENTAL INFORMATION
				(UNAUDITED)

					      THREE MONTHS ENDED
				      MARCH 31, 1997         MARCH 31, 1996

(Figures in thousands)                INTEREST            INTEREST
Fully Taxable Equivalent     AVERAGE  INCOME/  AVERAGE    AVERAGE  INCOME/  AVERAGE
Includes Fees on Loans       BALANCE  EXPENSE   RATE      BALANCE  EXPENSE   RATE
			     -------  --------  ------    -------  --------  ------
INTEREST EARNING ASSETS
 Taxable Investments        145,981    2,403     6.68%     98,314   1,555     6.36%
 Loans (1)                  387,633    9,397     9.83%    431,928  10,336     9.62%
 Federal Funds Sold             915       12     5.30%      6,127      84     5.51%
			    -------    -----    ------    -------  ------    ------
Total Interest Earning
      Assets                534,529   11,812     8.96%    536,369  11,975     8.98%

INTEREST BEARING LIABILITIES
 Savings, NOW and Money
   Market Accounts          262,122    2,043     3.16%    271,513   2,085     3.09%
 Time Deposits              163,279    2,172     5.40%    177,544   2,525     5.72%
			    -------   ------    ------    -------   -----     -----
    Total Savings and Time  425,401    4,215     4.02%    449,057   4,610     4.13%

 Federal Funds Purchased and Securities
    Sold Under Agreements
    to Repurchase             1,616       25     6.18%        718      10     5.60%
 Short Term Borrowings        6,338       83     5.33%
 Other Borrowed Funds         9,799      145     5.99%     13,804     251     7.31%
			      -----     ----    ------     ------    ----     -----
Total Interest Bearing
  Liabilities               443,154    4,468     4.09%    463,579   4,871     4.23%

Other Liabilities & Stockholders'
Equity (Net of Non-Interest
Earning Assets)              91,375                        72,790
			    -------                        ------
Total Liabilities & Stockholders'
Equity (Net of Non-Interest
Earning Assets)            $534,529                      $536,369
			   ========                      ========
Rate Spread                                     4.87%                          4.75%
						=====                          =====
Net Yield on Interest Earning Assets            5.57%                          5.33%
						=====                          =====


(1) Includes principal balance of non-accrual loans.


		       MERCHANTS BANCSHARES, INC.
	      INTEREST MANAGEMENT AND OPERATING EXPENSE ANALYSIS
		 (TAXABLE EQUIVALENT BASIS)

			  QUARTER ENDED    YEAR ENDED      QUARTER ENDED
			    03/31/97        12/31/96         03/31/96
  Total Average Assets     $573,979        $580,860        $597,851

			 AMOUNT   % OF   AMOUNT   % OF   AMOUNT   % OF
  (Figures in thousands          ASSETS          ASSETS          ASSETS
			 ------------------------------------------------
   INTEREST MANAGEMENT
  Interest Income (T.E.)   $11,483  8.00%  $45,807   7.89% $11,539  7.72%

    Interest Expense         4,468  3.11%   18,672   3.21%   4,858  3.25%
			    ------  -----   ------   -----   -----  -----
  Net Int Before Prov (T.E.)$7,015  4.89%  $27,135   4.67%  $6,681  4.47%

  Prov for Loan Losses         300  0.21%    3,150   0.54%     900  0.60%
			    ------  -----  -------   -----  ------  -----
  Net Int. Income (T.E.)    $6,715  4.68%  $23,985   4.13%  $5,781  3.87%

  NET OPERATING EXPENSE
  Non-Interest Expense:
	Personnel           $2,720  1.90%  $10,013   1.72%  $2,909  1.95%

	Occupancy              597  0.42%    2,054   0.35%     582  0.39%

	Equipment              535  0.37%    2,024   0.35%     507  0.34%

	  Other              2,431  1.69%   12,991   2.24%   3,647  2.44%
			     -----  -----  -------   -----   -----  -----
	  Total             $6,283  4.38%  $27,082   4.66%  $7,645  5.12%

  Less Non-Interest Income:
      Fees on Loans           $426  0.30%   $2,333   0.40%    $727  0.49%

  Service Charges on Deposits  787  0.55%    3,347   0.58%     847  0.57%

	  Other                745  0.52%    5,580   0.96%   2,066  1.38%
			     -----  -----   ------   -----  ------  -----
	  Total             $1,958  1.36%  $11,260   1.94%  $3,640  2.44%
			    ------  -----   ------   -----  ------  -----
  Net Operating Expense     $4,325  3.01%  $15,822   2.72%  $4,005  2.68%


	 SUMMARY
   Net Interest Income      $6,715  4.68%  $23,985   4.13%  $5,781  3.87%

  Less Net Operating Exense $4,325  3.01%  $15,822   2.72%  $4,005  2.68%
			     -----  ----    ------   -----  ------  -----
   Profit Before Taxes      $2,390  1.67%   $8,163   1.41%  $1,776  1.19%
			     -----  -----   ------   ------  -----  -----
       NET PROFIT           $1,864  1.30%   $6,224   1.07%  $1,369  0.92%
			    ======  =====   ======   ======  =====  =====



	MERCHANTS BANCSHARES, INC.
	MARCH 31, 1997


PART II - OTHER INFORMATION

Item 1 - Legal Proceedings
Reference is made to the Form 10-K filed for the year ended December 31, 1996 for disclosure to current legal proceedings against the Company, the Bank, the Merchants Trust Company and certain directors and trustees of the companies.

During the fall of 1994, lawsuits were brought against the Company, the Bank, the Trust Company (collectively referred to as "the Companies") and certain directors of the Companies. These lawsuits related to certain investments managed for Trust company clients and placed in the Piper Jaffray
Institutional Government Income Portfolio. Separately, and before the suits were filed, the Companies had initiated a review of those investments. As a result of the review, the Trust Company paid to the affected Trust Company clients a total of approximately $9.2 million in December 1994. The payments do not constitute a legal settlement of any claims of the lawsuits. However, based on consultation with legal counsel, management believes that further liability, if any, of the Companies on account of matters complained of in the lawsuits will not have a material adverse effect on the consolidated financial position and results of operations of the Company. In December 1994, the Trust Company received a payment of $6,000,000 from its insurance carriers in connection with these matters, which was treated as a reduction in amounts reimbursed to Trust customers.
The Companies are separately pursuing claims against Piper Jaffray Companies, Inc. and others on account of the losses that gave rise to the $9.2 million payment by the Companies. The Companies' claims against Piper Jaffray Companies were joined with claims of other investors in the Piper Fund in a class action in the United States District Court for the District of Minnesota. The class action was settled by the parties, and on December 14, 1995, the settlement was approved by the Court. By order dated January 11, 1996, the Court ordered the share of the settlement proceeds attributable to Merchants Trust Company investments not be paid pending further order. On February 18, 1997, the District Court entered an Order for Final Judgment. That Order provides, among other matters, that except to the extent (if at all) any other court with jurisdiction has given leave for some or all of the proceeds to be deposited with that court pursuant to Vermont rule of Civil Procedure 67, Federal Rule of Civil Procedure 67, or such other rule as may apply, and absent an appeal, the entire net settlement proceeds attributable to the Trust Company investments are to be paid to the Trust Company starting approximately sixty-one days after the date of the Order. Any recovery of settlement proceeds is subject to the terms of an agreement between the Companies and their insurance carriers. The attorneys representing the plaintiffs in one of the lawsuits discussed above have taken the position that amounts recovered by the Companies on these claims should be paid to the affected Trust Company clients (net of legal fees paid to attorneys) in addition to the $9.2 million already paid. On or about March 17, 1997 those attorneys filed a Notice of Appeal of the Order.

The attorneys representing the plaintiffs in one of the lawsuits discussed above requested an award of attorneys' fees for allegedly causing the Companies to make the $9.2 million payment and asked the Court to order the Trust company to withhold payment of $500,000. The Trust Company resisted the claims for payment of such fees and as a result was directed to place the sum of $500,000 into escrow pending a ruling by the Court. On appeal by the Companies, the United States Court of Appeals affirmed in part, vacated in part, and reversed for further proceedings the lower court's judgment. The attorneys representing the plaintiffs in that lawsuit have indicated that they intend to seek damages as well as attorneys' fees. There is the possibility that the Companies will be required to remit all or part of the escrowed funds, or to pay damages. By a report and recommendation delivered orally on March 14, 1997, Magistrate Judge Niedermeier found that the lawsuit "propelled" the Bank to make the $9.2 million payment and that this was sufficient to justify an award of attorneys' fees. Judge Niedermeier then ordered that the full $500,000 being held in escrow, including interest thereon, be paid to those attorneys. Counsel have advised that under the current law applicable in the State of Vermont and the United States
District Courts for the Second Judicial district, they believe there was no substantial basis for that award of attorneys' fees, and that even if an award were justified that the amount substantially exceeds what is permitted under applicable law. The Companies intend to appeal
Judge Niedermeier's decision.

Item 2 - Changes in Securities - NONE

Item 3 - Defaults upon Senior Securities - NONE


Item 4 - Submission of Matters to a Vote of Security Holders
	 - NONE

Item 5 - Other Issues - NONE

Item 6 - Exhibits and Reports on Form 8-K - NONE




MERCHANTS BANCSHARES, INC.

	FORM 10-Q

	MARCH 31, 1997

	SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Merchants Bancshares, Inc.

\s\ Joseph L. Boutin
-------------------------
Joseph L. Boutin, President

\s\ Janet P. Spitler
--------------------------
Janet P. Spitler, Treasurer

April 30, 1997
--------------------------
Date