Form 10-Q
period 1997-06-30
MERCHANTS BANCSHARES INC
filed 1997-08-14
CIK 726517

SECURITIES AND EXCHANGE COMMISSION
	WASHINGTON, D.C. 20549



	FORM 10-Q

	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
	SECURITIES EXCHANGE ACT OF 1934


	FOR THE QUARTER ENDED JUNE 30, 1997
	COMMISSION FILE NUMBER 0-11595


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

	YES  X    NO


4,430,373 Shares Common Stock $.01 Par Outstanding June 30, 1997





	MERCHANTS BANCSHARES, INC.

	INDEX TO FORM 10-Q


PART I
	ITEM 1  FINANCIAL STATEMENTS

		Consolidated Balance Sheets
		June 30, 1997 and December 31, 1996                                   1

		Consolidated Statements of Operations
		For the three months ended June 30, 1997 and 1996 and
		the six months ended June 30, 1997 and 1996                           2

		Consolidated Statement of Stockholders' Equity
		For the six months ended June 30, 1997 and 1996 and the
		Year ended December 31, 1996                                          3

		Consolidated Statements of Cash Flows
		For the six months ended June 30, 1997 and 1996                       4

		Footnotes to Financial Statements as of June 30, 1997                 5

 ITEM 2  Management's Discussion and Analysis of Financial
		Condition and Results of Operations                                  6-11

PART II - OTHER INFORMATION

 ITEM 1  Legal Proceedings                                             12-13

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

MERCHANTS BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS
 ( UNAUDITED)
                                   					      JUNE 30,    DECEMBER 31,
    (All figures in thousands except shares      1997        1996
	outstanding and per share data)
ASSETS
 Cash and Due from Banks                      $ 25,729    $ 29,726
 Trading Securities                                522         500
 Investments:
   Debt Securities Available for Sale         $ 37,942    $ 57,656
   Debt Securities Held to Maturity            100,831      86,904
   Marketable Equity Securities                      0         230
         									                           ---------   ---------
      Total Investments                      $ 138,773   $ 144,790
 Loans                                         394,800     387,233
  Reserve for possible loan losses              16,110      15,700
										                                   ---------   ---------
   Net Loans                                 $ 378,690   $ 371,533
 Federal Home Loan Bank Stock                    2,296       2,841
 Federal Fund Sold                               4,500           0
 Bank Premises and Equipment, Net               15,264      13,791
 Investments in Real Estate Ltd Partnerships     2,274       2,499
 Other Real Estate Owned                           330       1,925
 Other Assets                                   14,094      14,031
										                                   ---------   ---------
      Total Assets                           $ 582,472   $ 581,636
LIABILITIES                                  =========   =========
 Deposits:
   Demand                                     $ 79,282    $ 80,576
   Savings, NOW and Money Market Accounts      259,875     263,882
   Time Certof Deposit $100,000 and Over        20,244      20,370
   Other Time                                  144,928     143,452
										                                   ---------  ----------
      Total Deposits                         $ 504,329   $ 508,280
 Demand Note Due US Treasury                     4,077       3,599
 Other Short Term Borrowings                     7,000       6,000
 Other Liabilities                              11,298      11,088
										                                   ---------   ---------
      Total Liabilities                      $ 526,704   $ 528,967
 Long-Term Debt                                  6,420       6,420
STOCKHOLDERS' EQUITY
 Common Stock, $.01 Par Value                       44          44
    Shares Auth     4,700,000
    Outstanding     4,295,263
		    4,290,342
 Preferred Stock Class A Non-Voting
     Authorized - 200,000, Outstanding 0             0           0
 Preferred Stock Class B Voting
     Authorized - 1,500,000, Outstanding 0           0           0
 Treasury Stock (At Cost)-139,857 current period
					                     144,278 prior period  (1,981)     (2,038)
 Surplus                                        33,157      33,154
 Undivided Profits                              17,900      14,845
 Unrealized Gain (Loss) on Securities
   Available For Sale                              228         244
                                               -------     --------
      Total Stockholders' Equi                $ 49,348    $ 46,249
      Total Liabilities and                   --------   ---------
       Stockholders' Equity                  $ 582,472   $ 581,636
										                                   =========   =========
Book Value Per Common Share                     $11.14      $10.78
Note:  As of June 30, 1997, the Bank had off-balance sheet liabilities in the in the form of standby letters of credit to customers in the amount of $6,043.
							    1
MERCHANTS BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
	(UNAUDITED)

(All figures in thousands except shares
   outstanding and per share data)
                   						     QUARTER ENDED JUNE 30, SIX MONTHS ENDED JUNE 30,
								                             1997      1996       1997     1996
Interest Income
 Interest on Loans                $  9,204 $   9,510   $ 18,247   $ 19,348
 Investment Income:
   Obligations of U.S. Government    2,339     1,636      4,681      3,136
   Other                                50        48        111        102
 Federal Funds Sold                     26        71         38        155
							                           -------- ---------   ---------  --------
							                           $ 11,619 $  11,265   $ 23,077   $ 22,741
Interest Expense
  Interest on Deposits            $  4,303 $   4,440   $  8,518   $  9,028
  Interest on Other Borrowings         273       202        525        472
							                           --------  --------   --------   --------
							                           $  4,576 $   4,642   $  9,043   $  9,500

Net Interest Income               $  7,043 $   6,623   $ 14,034   $ 13,241
 Provision for Possible Loan Losses      0       900        300      1,800
                         							  -------- ---------   ---------  ---------
 Net Interest Income after
  Provision for Loan Losses       $  7,043 $   5,723   $ 13,734   $ 11,441

Other Income
 Fees on Loans                    $    398 $     640   $    824   $  1,367
 Service Charges on Deposits           782       831      1,569      1,678
 Gain (Loss) on Sale and Write         (15)        0        (56)        90
   Down of Investment Security
 Gain on Branch Sale                     0         0          0        299
 Refund of VT Franchise Tax              0       272          0        799
 Other                                 948     1,253      1,962      2,402
                     							      -------- ---------   --------   --------
  Total Other Income              $  2,113 $   2,996   $  4,299   $  6,635

Other Expenses
 Salaries and Wages               $  2,140 $   1,975   $  4,264   $  4,294
 Employee Benefits                     470       490      1,066      1,080
 Occupancy Expense, Net                517       520      1,114      1,102
 Equipment Expense                     530       482      1,065        989
 Provision for Impairment of             0         0        229          0
   Investment Security
 Equity in Losses of Real Estate
  Limited Partnerships                 172       214        344        420
 Expenses-Other Real Estate Owned      248       736        360      2,275
 Loss on Disposition of Fixed Assets   130         0        286          0
 Other                               2,261     2,319      4,252      4,220
                         							  -------- ---------   --------   --------
  Total Other Expenses            $  6,468 $   6,736   $ 12,980   $ 14,380

Income before Provision for Taxes $  2,688 $   1,983   $  5,053   $  3,696
  Provision  for Income Taxes          610       439      1,111        783
                          						  -------- ---------   --------   --------

Net Income                        $  2,078 $   1,544   $  3,942   $  2,913
                         							  ======== =========   ========   ========
Per Common Share Net Income       $   0.47 $    0.36   $   0.89   $   0.68
                          						  ======== =========   ========   ========
Weighted Average Common Shares
 Outstanding                     4,424,324 4,290,342  4,427,321  4,290,342
                           									     2






			       MERCHANTS BANCSHARES, INC.
		     CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
		       FOR THE YEAR ENDED DECEMBER 31, 1996 AND
		      THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
				       UNAUDITED



															                                                       Net
														                                                     Unrealized
															                                                   Appreciation
															                                                  (Depreciation)   Total
							                        Common         Undivided Treasury  of Investment   Equity
                     							    Stock  Surplus Profits    Stock    Securities     Capital
 Balance - December 31,1995  $     44 $ 33,155 $ 8,621   $(2,038)   $     467    $ 40,249
 Net Loss                                        2,913                              2,913
 Net Change in Unrealized
  Appreciation/(Depreciation)
  of Investment Securities, Net of Tax                                 (1,351)     (1,351)
					                        		------  ------   ------   ------      --------     ------
 Balance - June 30, 1996      $    44 $ 33,155 $11,534   $(2,038)     $  (884)   $ 41,811
 Net Income                                      3,311                              3,311
 Net Change in Unrealized
   Appreciation/(Depreciation) of Securities
      Available for Sale, Net of Tax                                      992         992
 Net Change in Unrealized Appreciation
     (Depreciation) of Securities Transferred
     to Held to Maturity Portfolio, Net of Tax                            136         136
						                        -------- -------- -------  --------     --------   --------
 Balance - December 31, 1996  $     44 $ 33,155 $14,845  $(2,038)     $   244    $ 46,250
 Net Income                                       3,942                             3,942
 Purchase of Treasury Stock                                 (402)                    (402)
 Sale of Treasury Stock                     (25)             459                      434
 Dividends Paid ($.10/share)                 27             (887)                    (860)
 Net Change in Unrealized
  Appreciation/(Depreciation) of Securities
  Available for Sale, Net of Tax                                          (22)        (22)
 Net Change in Unrealized Appreciation
  (Depreciation) of Securities Transferred
   to Held to Maturity Portfolio, Net of Tax                                6           6
						                         ------- -------- ------- ---------     -------    --------
Balance - June 30, 1997       $     44 $ 33,157 $17,900  $(1,981)     $   228    $ 49,348
                   					      ======== ======== =======  ========     =======    ========

                                     										  3


MERCHANTS BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six months ended June 30,                            1997      1996
(All figures in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                $  3,942  $  2,913
Adjustments to Reconcile Net Income to Net
Cash Provided by Operating Activities:
   Provision for Possible Loan Losses                          300     1,800
   Provision for Possible Losses on Other Real Estate Owned      0     2,673
   Provision for Possible Impairment of Investment Securities  229         0
   Provision for Depreciation and Amortization               1,172     1,505
   Prepaid Income Taxes                                               (2,606)
   Net (Gains) Losses on Sales of Investment Securities       (173)      (90)
   Net (Gains) Losses on Sales of Loans and Leases               0       278
   Net (Gains) Losses on Sales of Premises and Equipment        25      (681)
   Net (Gains) Losses on Sales of Other Real Estate Owned     (298)     (182)
   Equity in Losses of Real Estate Limited Partnerships        344       420
Changes in Assets and Liabilities:
   Decrease in Interest Receivable                             364       475
   Increase (Decrease) in Interest Payable                    (242)     (543)
   (Increase) Decrease in Other Assets                         302    (8,527)
   Increase (Decrease) in Other Liabilities                   (453)      745
                                          													   --------- ---------
	   Net Cash Provided by Operating Activities             $  5,512  $ (1,820)
													                                             ---------  --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from Sales of Investment
     Securities Avai1able for Sale                           8,067    19,140
   Proceeds from Maturities of Investment Securities
     Available for Sale                                          0    16,000
   Proceeds from Sales of Loans and Leases                       0     8,019
   Proceeds from Sales of FHLB Stock                           545     1,203
   Proceeds from Sales of Premises and Equipment                 6     1,762
   Proceeds from Sales of Other Real Estate Owned            2,144     4,650
   Purchases of FHLB Stock                                       0      (328)
   Purchases of Available for Sale Investment Securities         0    (47,302)
   Purchases of Held to Maturity Investment Securities     (18,098)       0
   Principal Repayments in Excess of (Less than)
     Loans Originated                                       (6,449)   38,388
   Investments in Real Estate Limited Partnerships            (130)     (150)
   Purchases of Premises and Equipment                      (2,291)   (3,438)
	                                          												    -------- ---------
	    Net Cash Provided by Investing Activities            $ (6,206) $ 37,943
                                          													   --------- ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net Decrease in Deposits                                 (3,951)  (37,215)
   Net Decrease in Other Borrowed Funds                      1,478    (1,656)
   Principal Payments on Debt                                   (1)   (9,002)
   Cash Dividends Paid ($.10 per share)                       (860)        0
   Acquisition of Treasury Stock                              (402)        0
   Sale of Treasury Stock                                      434         0
                                         													    --------  --------
	  Net Cash Used in Financing Activities                  $ (3,302) $(47,873)
                                           													   --------  --------
Increase (Decrease) in Cash and Cash Equivalents          $ (3,997)  (11,751)
Cash and Cash Equivalents Beginning of Year                 29,726    38,367
                                          													   --------  --------
Cash and Cash Equivalents End of Year                     $ 25,729  $ 26,616
                                          													   --------  --------
Total Interest Payments                                   $  9,360  $ 10,054
Total Income Tax Payments                                 $  1,000  $      0
Transfer of Loans to Other Real Estate Owned              $    189  $  1,568

                                  					 4

			 MERCHANTS BANCSHARES, INC
			    JUNE 30, 1997

NOTES TO FINANCIAL STATEMENTS:
See the Form 10-K filed as of December 31, 1996 for additional information.

NOTE 1: RECENT ACCOUNTING DEVELOPMENTS

In February 1997, the Financial Accounting Standards Board (the
FASB) issued Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS 128). This Statement establishes standards for computing and presenting earnings per share and applies to entities with publicly traded common stock or potential common stock. SFAS 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997 and early adoption is not permitted. When adopted, the statement will require restatement of prior years' earnings per share. The Company will adopt this statement for its quarter ended December 31, 1997. Assuming that SFAS No. 128 had been implemented, basic earnings per share would not have differed materially from those disclosed in the accompanying statements of operations.

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


									5




MERCHANTS BANCSHARES, INC.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
	 CONDITION AND RESULTS OF OPERATIONS

All adjustments necessary for a fair statement of the three months ended June 30, 1997 and 1996 have been included in the financial statements. The information was prepared from the books of Merchants Bancshares, Inc. (the Company) and its subsidiaries, the Merchants Bank (the Bank) and Merchants Properties, Inc., without audit.

In the ordinary course of business, the Merchants Bank makes commitments for possible future extensions of credit. On June 30, 1997, the Bank was obligated for $6 million of standby letters of credit. No losses are anticipated in connection with these commitments.

RESULTS OF OPERATIONS

Net income for the second quarter of 1997 was $2.08 million, or $.47 per share, compared to $1.54 million, or $.36 per share, for the same period a year earlier. Second quarter net interest income before the provision for possible loan losses was $7.04 million in 1997 as compared to $6.62 million for the year earlier quarter. This increase is due primarily to two factors. The Bank has been able to increase the average yield on its investment portfolio by 43 basis points to 6.70% for the quarter ended June 30, 1997 from 6.27% for the same quarter one year earlier; and by 58 basis points to 6.64% for the six months ended June 30, 1997 from 6.06% for the six months ended June 30, 1996. Additionally, the Bank has worked to decrease its portfolio of non performing loans to $6.1 million at June 30, 1997 from $17.1 million at June 30, 1996.
This $11million decrease in nonperforming loans has had a significant impact on the Company's net interest income. Due to the continued strength of the Bank's asset quality, and management's assessment of the adequacy of the loan loss reserve as an indicator of that strength, the Bank did not take a provision for loan losses for the second quarter of 1997; a $900 thousand provision was taken during the second quarter of 1996. The continued improvement in asset quality is due to a combination of aggressive collections, the return of certain loans to accruing status, the sale of non performing loans, as well as charge offs and write downs of non performing assets in previous periods. This quality will be maintained by the prudent growth of the loan portfolio through credits which meet the high standards for asset quality that have been established.

Total other income is $883 thousand (29%) lower than the same quarter a year earlier. This decrease is due primarily to two factors. The Bank made a strategic decision a year ago to hold many of its originated mortgages in portfolio rather than sell them in the secondary market. The bank has made a firm commitment to grow within the marketplaces currently serviced, and has embarked upon an advertising campaign to assist in that endeavor. As we start to see increased loan balances as a result of our marketing efforts we will reevaluate our decision to hold these types of mortgages in portfolio. The other factor leading to the decrease in Other Income was the one time $272 thousand refund of Vermont Franchise Taxes which was received during the second quarter of last year.

Total non-interest expenses are down approximately $268 thousand (4%) from the same quarter a year earlier. As the Bank has actively reduced its portfolio of Other Real Estate Owned (OREO), expenses related to this portfolio have decreased by approximately $488 thousand (66%) from the second quarter of 1996. The Bank recognized a loss of $130 thousand during the second quarter of 1997 related to the retirement of certain fixed assets in connection with the capital improvement project commenced in 1996.

The Bank is taking measures to address the impact of the Year 2000 issue on its information systems. The Year 2000 issue, which is common to most corporations, concerns the inability of information systems, primarily computer software programs, to properly recognize and process date sensitive information as the year 2000 approaches. The Bank's core software provider has been working to solve the Year 2000 issue for over two years, and has reported to the Bank that the bulk of the reprogramming is complete. This core software is our most significant Year 2000 risk. The Bank is in the process of completing an assessment of all of its systems and is developing a specific workplan to address the many testing and compliance issues that will be raised as this process continues. The Bank currently believes it will be able to modify or replace its affected systems in time to minimize any detrimental effects on operations. While it is not possible, at present, to give an accurate estimate of the cost of this work, the Bank expects to allocate the necessary staff and/or monetary resources to address this issue and does not expect that such costs will be material to the Company's results of operations.

BALANCE SHEET ANALYSIS

Total assets have increased slightly from December 31, 1996. The Bank's investment portfolio has decreased by $6 million (4.2%), primarily the result of principal paydowns on mortgage-backed securities. These funds have been redeployed into our loan portfolio, which has increased $7.6 million (1.9%),
during the six months ended June 30, 1997.   The Bank's strategic decision to
focus on small business and residential lending and to de-emphasize commercial
real estate is showing results.   From December 31, 1996 to June 30, 1997, the
residential real estate portfolio has increased $4 million (5.37%), the commercial and industrial portfolio has increased $18 million (32.7%) and the commercial real estate portfolio has decreased by $14 million (6.9%). The Bank's Other Real Estate (ORE) portfolio has decreased $1.6 million (83%), the primary reasons for this are continued strong efforts by the Bank to reduce the portfolio through sales of these assets, as well as the improved quality of the loan portfolio, which helps to minimize the migration to the ORE portfolio.

Deposits at June 30, 1997 have started to rebound from their first quarter seasonal decline, and are now $4 million below their December 31, 1996 level, a
decrease of less than 1%.    Management continues to emphasize growing the
deposit base through the collection of core deposit funds, with less emphasis on the use of short term certificates of deposit.

INCOME TAXES

The Company recognized $240 thousand and $216 thousand, respectively, in low income housing tax credits during the quarters ended June 30, 1997 and 1996, representing the amount of the income tax credits earned during those quarters. The recognition of these low income housing tax credits has helped to reduce the Company's effective tax rate from 34% to 23% at June 30, 1997.


LIQUIDITY AND CAPITAL RESOURCES

Liquidity, as it pertains to banking, can be defined as the ability to generate cash in the most economical way to satisfy loan demand, deposit withdrawal demand, and to meet other business opportunities that require cash. The Bank has a number of sources of liquid funds, including $18 million in available Federal Funds lines of credit at June 30, 1997; an overnight line of credit with the Federal Home Loan Bank (FHLB) of $15 million; an estimated additional borrowing capacity with FHLB of $31 million; and the ability to borrow $60 million through the use of repurchase agreements, collateralized by the Bank's investments, with certain approved counterparties.

The schedules on pages 10-11analyze interest and overhead management in relation to total average assets and the yield analysis for the periods reported.


LOAN QUALITY AND RESERVES FOR POSSIBLE LOAN LOSSES (RPLL)

Merchants Bancshares, Inc. reviews the adequacy of the RPLL quarterly. The method used in determining the amount of the RPLL is not based upon maintaining a specific percentage of RPLL to total loans or total non-performing assets, but rather a comprehensive analytical process of assessing the credit risk inherent in the loan portfolio. This assessment incorporates a broad range of factors that are indicative of both general and specific credit risk, as well as a consistent methodology for quantifying probable credit loss. As part of the Merchants Bancshares, Inc.'s analysis of specific credit risk, a detailed and extensive review is completed on larger credits and problematic credits identified on the watched asset list, non-performing asset listings, and risk rating reports.

Overall, management maintains the RPLL at a level deemed to be adequate, in light of historical, current and prospective factors, to reflect the level of risk in the loan portfolio.






NON-PERFORMING ASSETS

The following tables summarize the Bank's non-performing assets as of March 31, 1996, March 31, 1997 and June 30, 1997:


NPAs (000's omitted)      June 30, 1997    March  31, 1997   June 30, 1996

Nonaccrual Loans              $3,295           $3,316            $13,335

Loans past due 90 days
 or more and still accruing     $634              $80             $1,159

Restructured Loans            $2,198           $2,361             $2,604
                   					      ------           ------            -------
Total Non-performing Loans    $6,127           $5,758            $17,098

Other Real Estate Owned         $330             $576             $2,617
                   					      ------           ------            -------
Total Non-performing Assets   $6,457           $6,274            $19,715
					                         ======           ======            =======
Note: Included in nonaccrual loans are certain loans whose terms have been substantially modified in troubled debt restructuring.



Ratios                       June 30, 1997  March 31, 1997  June 30, 1996

Percentage of
 non-performing Loans
 to Total Loans                  1.55%           1.48%          4.28%

Percentage of
 non-performing Assets
 to Total Loans plus
 Other Real Estate Owned         1.63%           1.61%          4.90%

Percentage of
 RPLL to Total Loans             4.08%           4.15%          3.91%

Percentage of RPLL to NPL         249%            280%         91.42%

Percentage of RPLL to NPA         249%            257%         79.28%

Loans deemed impaired totaled $8.7 million. Impaired loans have been allocated $648 thousand of the RPLL.

As noted in the above tables management has made significant reductions in the balance of non-performing assets; the balance has been reduced approximately 67% during the twelve months ended 6/30/97. The reduction was achieved through a combination of loan sales, charge-offs and workout/collection efforts. The combined reduction in NPLs and continued provisions to the RPLL increased the
ratio of RPLL to NPL to 249% as of June 30, 1997.   This twelve month trend was
offset slightly by results for the quarter ended June 30, 1997. This is entirely attributableto an increase in loans past due 90 days as balances for all other categories were reduced during the quarter. Loans past due 90 days were all in the process of collection and analysis of these loans did not indicate significant risk of loss as the majority of the balances were guaranteed by the U. S. Small Business Administration.

Approximately 77% of the NPL are secured by real estate, which significantly reduces the Company's exposure to loss. Based upon the secured nature of a significant portion of the NPL, strengthening in the local real estate market, and management's assessment of the current and prospective level of risk in the loan portfolio, the balance of the RPLL is considered adequate at June 30, 1997. Management's assessment of the adequacy of the RPLL concluded that a provision was not necessary during the second quarter of 1997.

DISCUSSION OF EVENTS AFFECTING NPA
Significant events affecting the categories of NPA are discussed below:

Nonaccrual Loans:
During the second quarter of 1997 approximately $1 million in reductions to nonaccrual loans was offset by a matching amount of additions.

Loans Past Due 90 Days:

Loans past due 90 days increased significantly from $80 thousand at March 31, 1997 to $634 thousand at June 30, 1997. Although the increase was significant, management determined the potential impact should be modest as 93% of the loan balances carried guarantees from the U.S. Small Business Administration. The increase did not appear to indicate any discernable trend toward deterioration in the loan portfolio or local economy in general.

Restructured Loans:

The decrease in restructured loans was due to amortization of the subject loans and a transfer to nonaccruing status.

Other Real Estate Owned:

OREO decreased $186 thousand or 38%, from March 31, 1997 to June 30, 1997, as a result of property sales. Additions to OREO were less than $50 thousand for the quarter.




                                 								 9



				   MERCHANTS BANCSHARES, INC
				   SUPPLEMENTAL INFORMATION
					 (UNAUDITED)

                          										         THREE MONTHS ENDED                  SIX MONTHS ENDED
							                               JUNE 30, 1997         JUNE 30, 1996    JUNE 30, 1997        JUNE 30, 1996

(Figures in thousands)                    INTEREST              INTEREST             INTEREST             INTEREST
Fully Taxable Equivalent          AVERAGE INCOME/  AVG  AVERAGE INCOME/ AVG  AVERAGE INCOME/ AVG  AVERAGE INCOME/  AVG
Includes Fees on Loans            BALANCE EXPENSE  RATE BALANCE EXPENSE RATE BALANCE EXPENSE RATE BALANCE EXPENSE  RATE

INTEREST EARNING ASSETS
 Taxable Investments              142,670   2,389 6.70% 107,600  1,684 6.27% 144,317  4,792 6.64% 103,794   3,136 6.06%
 Loans (1)                        391,723   9,602 9.80% 412,949 10,236 9.94% 389,620 19,071 9.79% 422,635  20,731 9.84%
 Federal Funds Sold                 1,868      26 5.57%   5,401     71 5.30%   1,420     38 5.35%   5,762     155 5.38%
                         							  -------  ------ ----- ------- ------ ----- ------- ------ ----- -------  ------ -----
Total Interest Earning Assets     536,261  12,017 8.96% 525,950 11,991 9.14% 535,357 23,901 8.93% 532,191  24,022 9.05%

INTEREST BEARING LIABILITIES
 Savings, NOW and Money
     Market Deposits              262,489   2,086 3.18% 261,543  2,027 3.12% 263,842  4,128 3.13% 267,109   4,120  3.09%
 Time Deposits                    165,585   2,218 5.36% 172,603  2,413 5.61% 164,151  4,390 5.35% 175,354   4,908  5.65%
                         							  -------   ----- ----- -------  ----- ----- -------  ----- ----- -------  ------  -----
Total Savings/Time Deposits       428,074   4,304 4.02% 434,146  4,440 4.11% 427,993  8,518 3.98% 442,463   9,028  4.11%
 Federal Funds Purchased and Securities
  Sold Under Agreements to Repurch    805      11 5.68%   1,531     21 5.55%   1,210     36 6.02%   1,121      32  5.71%
 Short Term Borrowings              7,981     113 5.67%       0      0 0.00%   7,174    196 5.47%
 Other Borrowed Funds               8,771     147 6.69%  11,785    181 6.68%   8,697    292 6.71%  12,795     440  6.34%
							                           -------   ----- ----- -------  ----- -----  ------  ----- ----- -------  ------  -----
Total Interest Bearing Liabilities445,632   4,576 4.16% 447,462  4,642 4.18% 445,074  9,043 4.06% 456,379   9,500  4.17%

Other Liabilities & Stockholders' Equity
(Net of Non-Int Earning Assets)    90,629                78,488               90,283               75,812
							                           -------               -------              -------              -------
Total Liabilities & Stockholders' Equity
(Net of Non-Int Earning Assets)   536,261               525,950              535,357              532,191
							                           =======               =======              =======              =======
Rate Spread                                       4.80%                4.96%                4.87%                  4.88%
											                                       =====                =====                =====                  =====
Net Yield on Interest Earning Assets              5.57%                5.51%                5.57%                  5.47%
											                                       =====                =====                =====                  =====


(1) Includes principal balance of non-accrual loans.



MERCHANTS BANCSHARES, INC.
INTEREST MANAGEMENT AND OPERATING EXPENSE ANALYSIS
(TAXABLE EQUIVALENT BASIS)


              					       QUARTER ENDED    YEAR ENDED    QUARTER ENDED
					                         6/30/97       12/31/96        6/30/96
  Total Average Assets       $574,969      $580,860        $572,441

		                     				AMOUNT  % OF   AMOUNT  % OF   AMOUNT  % OF
(Figures in thousands)            ASSETS        ASSETS          ASSETS

   INTEREST MANAGEMENT
 Interest Income (T.E.)   $11,643  8.10% $45,807   7.89% $11,299  7.90%

    Interest Expense        4,576  3.18%  18,672   3.21%   4,642  3.24%
              					       -------  ----- -------   -----  ------  -----
Net Int before Prov (T.E.) $7,067  4.92% $27,135   4.67%  $6,657  4.65%

  Prov for Loan Losses          0  0.00%   3,150   0.54%     900  0.63%
                     						------ ------ -------   -----  ------  -----
 Net Int. Income (T.E.)    $7,067  4.92% $23,985   4.13%  $5,757  4.02%
					                     	------  ----- -------   -----  ------  -----
  NET OPERATING EXPENSE
  Non-Interest Expense:
	Personnel                 $2,610  1.82% $10,013   1.72%  $2,465  1.72%

	Occupancy                    517  0.36%   2,054   0.35%     520  0.36%

	Equipment                    530  0.37%   2,024   0.35%     482  0.34%

	Other                      2,811  1.96%  12,991   2.24%   2,713  1.90%
                   					   ------  ----- -------   -----  ------  -----
	  Total                   $6,468  4.50% $27,082   4.66%  $6,180  4.32%
						                     ------  ----- -------   -----  ------  -----
Less Non-Interest Income:
      Fees on Loans          $398  0.28%  $2,333   0.40%    $726  0.51%

 Service Charges on Dep       782  0.54%   3,347   0.58%     832  0.58%

	Other                        933  0.65%   5,580   0.96%     883  0.62%
                     						------  ----- -------   -----  ------  -----
	  Total                   $2,113  1.47% $11,260   1.94%  $2,441  1.71%
					                     	------  ----- -------   -----  ------  -----
  Net Operating Expense    $4,355  3.03% $15,822   2.72%  $3,739  2.61%
                     						------  ----- -------   -----  ------  -----

	 SUMMARY
   Net Interest Income     $7,067  4.92% $23,985   4.13%  $5,757  4.02%

 Less Net Operating Exp.   $4,355  3.03% $15,822   2.72%  $3,739  2.61%
                     						------  ----- -------   -----  ------  -----
   Profit Before Taxes     $2,712  1.89%  $8,163   1.41%  $2,018  1.41%

       NET PROFIT          $2,078  1.45%  $6,224   1.07%  $1,544  1.08%



                           								   11

	MERCHANTS BANCSHARES, INC.
	JUNE 30, 1997


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

The attorneys representing the plaintiffs in one of the lawsuits discussed above requested an award of attorneys' fees for allegedly causing the Companies to make the $9.2 million payment and asked the Court to order the Trust company to withhold payment of $500,000. The Trust Company resisted the claims for payment of such fees and as a result was directed to place the sum of $500,000 into escrow pending a ruling by the Court. On appeal by the Companies, the United States Court of Appeals affirmed in part, vacated in part, and reversed for further proceedings the lower court's judgment. The attorneys representing the plaintiffs in that lawsuit have indicated that they intend to seek damages as well as attorneys' fees. There is the possibility that the Companies will be required to remit all or part of the escrowed funds, or to pay damages. By a report and recommendation delivered orally on March 14, 1997, Magistrate Judge Niedermeier found that the lawsuit propelled the Bank to make the $9.2 million payment and that this was sufficient to justify an award of attorneys fees. Judge Niedermeier then ordered that the full $500,000 being held in escrow, including interest
thereon, be paid to those attorneys.   The Companies filed objections to Judge
Niedermeier's report and recommendation, and the objections on the award of attorneys fees and on the incentive award were sustained by Chief Judge Murtha. The matter of fees to be awarded to the plaintiffs attorneys, and the matter of any incentive award to be granted to the plaintiffs, are currently before Chief Judge Murtha for decision.


Merchants Bank (the "Bank") made certain loans to a single borrower during 1991-1994. The borrower subsequently went into default for failure to pay as required under the terms of the Notes, and the Bank filed lawsuits for foreclosure under the Notes and Mortgage Deed. During May of 1995 the borrowers filed Answers to the Bank's Complaint and filed Counterclaims
against the Bank at that time.   The Counterclaims are currently pending in
Federal Bankruptcy court and allege, among other things, lender liability, breach of the implied covenant of good faith and fair dealing, and negligence. The claims do not clarify the amount of damages sought by the plaintiffs. Management believes these claims are without merit, and the Bank has dedicated significant resources to vigorously defend itself against these claims.




Item 2 - Changes in Securities - NONE

Item 3 - Defaults upon Senior Securities - NONE

Item 4 - Submission of Matters to a Vote of Security Holders     - NONE

Item 5 - Other Issues - NONE

Item 6 - Exhibits and Reports on Form 8-K - NONE




MERCHANTS BANCSHARES, INC.

	FORM 10-Q

	JUNE 30, 1997

	SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Merchants Bancshares, Inc.

/s/ Joseph L. Boutin
-------------------------
Joseph L. Boutin, President

/s/ Janet P. Spitler
--------------------------
Janet P. Spitler, Treasurer

August 13, 1997
--------------------------
Date
                          				       14