Form 10-Q
period 1997-09-30
MERCHANTS BANCSHARES INC
filed 1997-11-13
CIK 726517

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


               QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997
                         COMMISSION FILE NUMBER 0-11595


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

                            YES  [X]     NO  [ ]

     4,427,952 Shares Common Stock $.01 Par Outstanding September 30, 1997



                           MERCHANTS BANCSHARES, INC.

                               INDEX TO FORM 10-Q



PART I
ITEM 1  FINANCIAL STATEMENTS

        Consolidated Balance Sheets September 30, 1997 and December 31, 1996       1

        Consolidated Statements of Income For the three months ended
        September 30, 1997 and 1996 and the nine months ended
        September 30, 1997 and 1996                                                2

        Consolidated Statement of Stockholders' Equity For the nine months
        ended September 30, 1997 and 1996 and the Year ended December 31, 1996     3

        Consolidated Statements of Cash Flows For the nine months ended
        September 30, 1997 and 1996                                                4

        Footnotes to Financial Statements as of September 30, 1997               5-6

ITEM 2  Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                                   7-13

PART II - OTHER INFORMATION

ITEM 1  Legal Proceedings                                                      14-15

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


                          MERCHANTS BANCSHARES, INC.
                          CONSOLIDATED BALANCE SHEETS

                                   UNAUDITED



(All figures in thousands except shares outstanding             SEPTEMBER 30     DECEMBER 31
 and per share data)                                                1997            1996
                                                                ------------     -----------

ASSETS
Cash and Due from Banks                                          $  23,934        $  29,726
Trading Securities                                                     571              500
Investments:
  Debt Securities Available for Sale                                35,196           57,656
  Debt Securities Held to Maturity                                 103,910           86,904
  Marketable Equity Securities                                           0              230
                                                                 --------------------------
      Total Investments                                            139,106          144,790
                                                                 --------------------------
 Loans                                                             397,033          387,233
      Reserve for Possible Loan Losses                              16,176           15,700
                                                                 --------------------------
   Net Loans                                                       380,857          371,533
                                                                 --------------------------
Federal Home Loan Bank Stock                                         2,296            2,841
Bank Premises and Equipment, Net                                    15,193           13,791
Investments in Real Estate Limited Partnerships                      2,097            2,499

Other Real Estate Owned                                                225            1,925
Other Assets                                                        14,724           14,031
                                                                 --------------------------
      Total Assets                                               $ 579,003        $ 581,636
                                                                 ==========================
LIABILITIES
Deposits:
  Demand                                                         $  77,153        $  80,576
  Savings, NOW and Money Market Accounts                           263,129          263,882
  Time Certificates of Deposit $100,000 and Over                    21,879           20,370
  Other Time                                                       143,125          143,452
                                                                 --------------------------
      Total Deposits                                               505,286          508,280
                                                                 --------------------------
Demand Note Due U.S. Treasury                                        4,097            3,599
Other Short-Term Borrowings                                          3,000            6,000
Other Liabilities                                                    9,762           11,088
                                                                ---------------------------
      Total Liabilities                                            522,145          528,967
                                                                ---------------------------
Long-Term Debt                                                       6,416            6,420

STOCKHOLDERS' EQUITY
Common Stock, $.01 Par Value                                            44               44
  Shares Authorized                          7,500,000
  Outstanding, Current Period                4,278,332
               Previous Period               4,290,342
Preferred Stock Class A Non-Voting Authorized -
 200,000, Outstanding 0                                                  0                0
Preferred Stock Class B Voting Authorized -
 1,500,000, Outstanding 0                                                0                0
Treasury Stock (At Cost) - 156,288 current period
                           144,278 prior period                     (2,368)          (2,038)
Surplus                                                             32,984           33,154
Undivided Profits                                                   19,474           14,845
Unearned Compensation-Restricted Stock Awards                           (4)               0
Unrealized Gain (Loss) on Securities Available For Sale                312              244
                                                                 --------------------------
      Total Stockholders' Equity                                    50,442           46,249
                                                                 --------------------------

      Total Liabilities and Stockholders' Equity                 $ 579,003        $ 581,636
                                                                 ==========================

Book Value Per Common Share                                      $   11.35        $   10.78
                                                                 ==========================


Note: As of September 30, 1997, the Bank had off-balance sheet liabilities in the form of standby letters of credit to customers in the amount of $5,576.

                          MERCHANTS BANCSHARES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)



(All figures in thousands except shares outstanding
 and per share data)                                       QUARTER ENDED SEPTEMBER 30     NINE MONTHS ENDED SEPTEMBER 30
                                                           --------------------------     ------------------------------
                                                              1997           1996              1997            1996
                                                            ---------      ---------         ---------       ---------

Interest Income
Interest on Loans                                           $   9,346      $   9,170         $  27,594       $  28,518
Investment Income:
  Obligations of U.S. Government                                2,290          2,041             6,971           5,177
  Other                                                            30             39               141             141
Federal Funds Sold                                                 39            116                77             271
                                                            ----------------------------------------------------------
                                                               11,705         11,366            34,783          34,107
                                                            ----------------------------------------------------------
Interest Expense
  Interest on Deposits                                          4,386          4,363            12,904          13,392
  Interest on Other Borrowings                                    192            209               718             681
                                                            ----------------------------------------------------------
                                                                4,578          4,572            13,622          14,073
                                                            ----------------------------------------------------------

Net Interest Income                                             7,127          6,794            21,161          20,034
Provision for Possible Loan Losses                                  0            900               300           2,700
                                                            ----------------------------------------------------------
Net Interest Income after Provision for Loan Losses             7,127          5,894            20,861          17,334
                                                            ----------------------------------------------------------

Other Income
  Fees on Loans                                                   432            493             1,256           1,861
  Service Charges on Deposits                                     762            816             2,331           2,495
  Gain (Loss) on Sale and Write Down of Investments                 0              0               (56)            119
  Gain on Branch Sale                                               0              0                 0             299
  Refund of VT Franchise Tax                                        0             30                 0             799
  Other                                                           978          1,092             2,940           3,494
                                                            ----------------------------------------------------------
  Total Other Income                                            2,172          2,431             6,471           9,067
                                                            ----------------------------------------------------------

Other Expenses
  Salaries and Wages                                            2,069          1,952             6,333           6,245
  Employee Benefits                                               435            455             1,501           1,535
  Occupancy Expense, Net                                          519            480             1,634           1,582
  Equipment Expense                                               597            507             1,662           1,496
  Provision for Impairment of Investment Security                   0              0               229               0
  Equity in Losses of Real Estate Limited Partnerships            172            214               516             633
  Expenses - Other Real Estate Owned                               61            406               421           2,681
  Loss on Disposition of Fixed Assets                             132              0               418               0
  Other                                                         2,460          2,202             6,711           6,423
                                                            ----------------------------------------------------------
  Total Other Expenses                                          6,445          6,216            19,425          20,595
                                                            ----------------------------------------------------------
Income  before Provision for Income Taxes                       2,854          2,109             7,907           5,806
Provision  for Income Taxes                                       665            501             1,776           1,284
                                                            ----------------------------------------------------------

Net Income                                                  $   2,189      $   1,608         $   6,131       $   4,522
                                                            ==========================================================

Per Common Share Net Income                                 $    0.50      $    0.37         $    1.39       $    1.05
                                                            ==========================================================

Weighted Average Common Shares Outstanding                  4,377,669      4,290,342         4,415,988       4,290,342

                          MERCHANTS BANCSHARES, INC.
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE YEAR ENDED DECEMBER 31, 1996 AND
               THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                                                                                 Net
                                                                                              Unrealized
                                                                              Unearned      Appreciation
                                                                            Compensation-   (Depreciation)    Total
                                  Common             Undivided   Treasury    Restricted     of Investment     Equity
                                  Stock    Surplus    Profits     Stock     Stock Awards      Securities     Capital
                                  ------   -------   ---------   --------   -------------   --------------   --------

Balance - December 31, 1995        $ 44    $33,155    $ 8,621    $(2,038)       $              $    467      $ 40,249
Net Gain                                                4,521         --                             --         4,521
Net Change in Unrealized
 Appreciation/(Depreciation)
 of Investment Securities,
 Net of Tax                                                                                      (1,704)       (1,704)
---------------------------------------------------------------------------------------------------------------------

Balance - September 30, 1996       $ 44    $33,155    $13,142    $(2,038)       $              $ (1,237)     $ 43,066
Net Income                           --         --      1,703         --                             --         1,703
Net Change in Unrealized
 Appreciation/(Depreciation)
 of Securities Available for
 Sale, Net of Tax                                                                                 1,345         1,345
Net Change in Unrealized
 Appreciation (Depreciation)
 of Securities Transferred
 to Held to Maturity Portfolio,
 Net of Tax                          --         --         --         --                            136           136
---------------------------------------------------------------------------------------------------------------------

Balance - December 31, 1996        $ 44    $33,155    $14,845    $(2,038)       $              $    244      $ 46,250
Net Income                                              6,131                                                   6,131
Purchase of Treasury Stock                                        (1,271)                                      (1,271)
Sale of Treasury Stock                        (171)                  941                                          770
Dividends Paid ($.35/share)                            (1,502)                                                 (1,502)
Unearned Compensation -
 Restricted Stock Awards                                                          (4)                              (4)
Net Change in Unrealized
 Appreciation/(Depreciation)
 of Securities Available for
 Sale, Net of Tax                                                                                    60            60
Net Change in Unrealized
 Appreciation (Depreciation)
 of Securities Transferred
 to Held to Maturity Portfolio,
 Net of Tax                                                                                           8             8
---------------------------------------------------------------------------------------------------------------------

Balance - September 30, 1997       $ 44     $32,984   $19,474    $(2,368)       $ (4)          $    312      $ 50,442
=====================================================================================================================

                          MERCHANTS BANCSHARES, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS


For the nine months ended September 30,                                         1997          1996
                                                                              --------      --------
(All figures in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                                    $  6,131      $  4,522
Adjustments to Reconcile Net Income to Net
Cash Provided by Operating Activities:
  Provision for Possible Loan Losses                                                 0         2,700
  Provision for Possible Losses on Other Real Estate Owned                           0         2,078
  Provision for Impairment of Investment Security                                  229             0
  Exercise of Employee Stock Options                                               193             0
  Provision for Depreciation and Amortization                                    1,716         2,079
  Net (Gains) Losses on Sales of Investment Securities                             (40)         (119)
  Net (Gains) Losses on Sales of Loans and Leases                                    0          (505)
  Net (Gains) Losses on Sales of Premises and Equipment                            418          (723)
  Net (Gains) Losses on Sales of Other Real Estate Owned                          (147)         (260)
  Equity in Losses of Real Estate Limited Partnerships                             516           633
Changes in Assets and Liabilities:
  (Increase) Decrease in Interest Receivable                                      (610)          (77)
  Increase (Decrease) in Interest Payable                                          (53)         (363)
  (Increase) Decrease in Other Assets                                              (83)        4,824
  Increase (Decrease) in Other Liabilities                                      (1,272)       (1,114)
                                                                              ----------------------
      Net Cash Provided by Operating Activities                                  6,998        13,675
                                                                              ----------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from Sales of Investment Securities Available for Sale               18,065        27,215
  Proceeds from Maturities of Investment Securities Available for Sale          10,524        16,000
  Proceeds from Sales of Loans and Leases                                            0        18,846
  Proceeds from Sales of FHLB Stock                                                545           334
  Proceeds from Sales of Premises and Equipment                                      6         1,836
  Proceeds from Sales of Other Real Estate Owned                                 2,300         5,126
  Purchases of Available for Sale Investment Securities                              0       (92,600)
  Purchases of Held to Maturity Investment Securities                          (23,254)            0
  Principal Repayments in Excess of (Less than) Loans Originated                (9,398)       33,436
  Investments in Real Estate Limited Partnerships                                 (114)         (111)
  Purchases of Premises and Equipment                                           (3,578)       (3,789)
                                                                              ----------------------
      Net Cash Provided by (Used in) Investing Activities                       (4,904)        6,293
                                                                              ----------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net Decrease in Deposits                                                      (2,994)      (35,909)
  Net Increase (Decrease) in Other Borrowed Funds                               (2,501)       14,996
  Principal Payments on Debt                                                        (4)       (9,004)
  Cash Dividends Paid                                                           (1,550)            0
  Acquisition of Treasury Stock                                                 (1,271)            0
  Sale of Treasury Stock                                                           434             0
                                                                              ----------------------
      Net Cash Used in Financing Activities                                     (7,886)      (29,917)
                                                                              ----------------------

Increase (Decrease) in Cash and Cash Equivalents                                (5,792)       (9,949)
Cash and Cash Equivalents Beginning of Year                                     29,726        38,367
                                                                              ----------------------
Cash and Cash Equivalents End of Period                                       $ 23,934      $ 28,418
                                                                              ======================

Total Interest Payments                                                       $ 13,675      $ 14,436
Total Income Tax Payments                                                     $  3,570      $      0
Transfer of Loans to Other Real Estate Owned                                  $    206      $  2,250

                           MERCHANTS BANCSHARES, INC
                               SEPTEMBER 30, 1997


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


NOTE 2: RESTRICTED STOCK PLAN:

The Company and the Bank adopted a new compensation plan for non-employee directors during 1997. Under the terms of the plan participating directors may elect to have all or a specified percentage of his or her compensation for a given year paid in the form of cash or deferred in the form of shares of restricted common stock of the Company. Directors who elect to have their compensation deferred shall be credited with a number of shares of the Company's stock equal in value to the amount of fees deferred plus a risk premium of not more than 25% of the amount deferred. The participating director may not generally sell, transfer or otherwise dispose of the Shares, prior to the fifth anniversary of the date of the grant of the shares. With respect to shares of common stock issued or otherwise transferred to a participating director, the participating Director will have the right to vote the shares and receive dividends or other distributions thereon. If a participating director resigns under certain circumstances the Director shall forfeit all of his or her restricted shares which are risk premium shares.

The first distribution under the plan occurred in July of 1997. At that time 1,005 shares of common stock of the Company were issued to grantor trusts created to hold those shares over the deferral period. The assets of these trusts are available to satisfy the claims of all general creditors of the Bank or the Company in the event of bankruptcy or insolvency. As such, the trust assets are treated as corporate assets for accounting purposes, and the trusts are consolidated for accounting purposes. The shares of common stock held in the trust are treated as treasury stock in consolidation, but are treated as issued and outstanding for purposes of computing earnings per share and book value per share. The "risk premium" is treated as an offset to stockholder's equity labeled "Unearned Compensation" and will be recognized as an expense ratably over the five-year restriction period.


NOTE 3: RECLASSIFICATION:

Certain amounts in the prior period's financial statements have been reclassified to be consistent with the current period presentation.

NOTE 4: COMMITMENTS AND CONTINGENCIES:

The Bank is a counterclaim defendant in a litigation entitled Pasquale and Vatsala Vescio, Counterclaim Plaintiffs v. The Merchants Bank, Counterclaim Defendant, now pending in the United States Bankruptcy Court for the District of Vermont (Adversary Proceeding number 96-1015).

In this litigation, the Vescios have made a number of "lender liability" claims dealing with a commercial development known as Brattleboro West in Brattleboro, Vermont. The pending litigation arose out of a suit to foreclose on several real estate mortgages and personal property originally granted to the Bank by the Vescios in connection with the financing of a supermarket in the Brattleboro West project and various other projects.

Among other things, the Vescios have alleged that the Bank or its representatives violated supposed oral promises in connection with the origination and funding of the financing, and have claimed that the Bank is liable to them for damages based on the Bank's supposed "control" of the project and its alleged breach of covenants of "good faith" which the plaintiffs believe are to be implied from the loan documents. In addition, the plaintiffs have contended that the Bank breached some kind of duty of care they believe it owed to them, and have claimed that the Bank should not have exercised its contract rights when the loan went into default, but should have worked out the default in a way that was more favorable to the borrowers. The parties have conducted extensive discovery and the matter is now being tried in the Bankruptcy Court for the District of Vermont. Although it is not possible at this stage to predict the outcome of this litigation, the Bank believes that it has meritorious defenses to the plaintiffs' allegations.

                           MERCHANTS BANCSHARES, INC.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All adjustments necessary for a fair statement of the nine months ended September 30, 1997 and 1996 have been included in the financial statements. The information was prepared from the books of Merchants Bancshares, Inc. (the Company) and its subsidiaries, the Merchants Bank (the Bank) and Merchants Properties, Inc., without audit.

In the ordinary course of business, the Bank makes commitments for possible future extensions of credit. On September 30, 1997, the Bank was obligated for $6 million of standby letters of credit. No losses are anticipated in connection with these commitments.


RESULTS OF OPERATIONS

Net income for the third quarter of 1997 was $2.19 million, or $.50 per share, compared to $1.61 million, or $.37 per share, for the same period a year earlier. Third quarter net interest income before the provision for possible loan losses was $7.13 million in 1997 as compared to $6.79 million for the year earlier quarter, a 5% increase. Net interest income for the nine months ended September 30, 1997 has increased by $1.2 million (5.6%) to $21.2 million from $20 million for the same period one year earlier. This increase is due to a combination of several factors. The Bank has been able to increase the average yield on its investment portfolio by 17 basis points to 6.61% for the quarter ended September 30, 1997 from 6.44% for the same quarter one year earlier; and by 43 basis points to 6.67% for the nine months ended September 30, 1997 from 6.24% for the nine months ended September 30, 1996. The average balance of the investment portfolio has increased by $10.8 million from $128.5 million at September 30, 1996 to $139.3 million at September 30, 1997. The average balance of the investment portfolio for the nine-month period has increased by $28.6 million from $113.9 million at September 30, 1996 to $142.5 million at September 30, 1997. This increase in the investment portfolio was funded in part by the Bank's continued efforts to decrease its portfolio of non-performing loans. The non-performing loan portfolio has decreased by $7.7 million from $13.7 million at September 30, 1996 to $6.0 million at September 30, 1997. Additionally, the Bank's overall average loan portfolio decreased by $19.0 million for the nine months ended September 30, 1997 from the same period one year earlier, and has increased by $3.0 million for the quarter ended September 30, 1997 from the same period one year earlier. At the same time the Bank has decreased its average interest bearing liabilities by $8.6 million for the nine months ended September 30, 1997 from the same period one year earlier, and by $4.3 million for quarter ended September 30, 1997 from the same period one year earlier. The combination of these factors has had a significant impact on the Bank's net interest income. Due to the continued strength of the Bank's asset quality, and management's assessment of the adequacy of the loan loss reserve as an indicator of that strength, the Bank did not take a provision for loan losses for the third quarter of 1997; a $900 thousand provision was taken during the third quarter of 1996. The improvement in asset quality in the last year is due to a combination of aggressive collections, the return of certain loans to accruing status, the sale of non-performing loans, as well as charge-offs and write downs of non-performing assets in previous periods. This quality will be maintained as the portfolio grows by adhering to the strong underwriting standards that have been established.

Total other income is $259 thousand (11%) lower than the same quarter a year earlier. This decrease is due primarily to two factors. The Bank's Asset/Liability Committee made a strategic decision a year ago to hold many of its originated mortgages in portfolio rather than sell them in the secondary market. The Bank has historically had a disproportionately low allocation of residential real estate mortgages in its portfolio. The retention of these credits in portfolio, while decreasing servicing revenue, will result in higher interest revenue than could be earned in the Bank's investment portfolio. The bank has made a firm commitment to grow within the marketplaces it currently services, and has embarked upon an advertising campaign to assist in that endeavor. Secondly, the Bank launched its FreedomLynx product at the end of 1996, which enables depositors to have a checking account with no maintenance fees if they have a direct deposit or an automatic loan payment. This product, while attracting new customers to the bank, has caused our service charge revenue to decrease.

Total non-interest expenses have increased approximately $229 thousand (3.7%) from the same quarter a year earlier, and have decreased by $1.2 million (5.7%) for the nine months ended September 30, 1997 from the same period one year earlier. These changes are due to a combination of several factors. As the Bank has actively reduced its portfolio of Other Real Estate Owned (OREO), expenses related to this portfolio have decreased by $345 thousand (85%) from the third quarter of 1996, and by $2.3 million (84%) for the nine month period. During 1997 the Bank commenced a project to upgrade its personal computer desktops and wide area network to a Windows NT platform. The total capital cost of this project is expected to be $ 1.2 million, of this amount $536 thousand was capitalized during the third quarter and $750 thousand has been capitalized year to date. These costs will be depreciated over the estimated useful lives of the assets. The Bank recognized expenses related to training, project management and implementation assistance totaling $233 thousand during the third quarter of 1997, and $273 thousand for the nine months ended September 30, 1997. The Bank recognized a loss of $132 thousand during the third quarter of 1997 related to the retirement of certain fixed assets in connection with the 1997 computer upgrade project and with the branch improvement project commenced in 1996. The year to date cost related to these retirements is $418 thousand.

The Bank is a counterclaim defendant in a litigation entitled Pasquale and Vatsala Vescio, Counterclaim Plaintiffs v. The Merchants Bank, Counterclaim Defendant, now pending in the United States Bankruptcy Court for the District of Vermont (Adversary Proceeding number 96-1015). In this litigation, the Vescios have made a number of "lender liability" claims dealing with a commercial development known as Brattleboro West in Brattleboro, Vermont. The pending litigation arose out of a suit to foreclose on several real estate mortgages and personal property originally granted to the Bank by the Vescios in connection with the financing of a supermarket in the Brattleboro West project and various other projects. Among other things, the Vescios have alleged that the Bank or its representatives violated supposed oral promises in connection with the origination and funding of the financing, and have claimed that the Bank is liable to them for damages based on the Bank's supposed "control" of the project and its alleged breach of covenants of "good faith" which the plaintiffs believe are to be implied from the loan documents. In addition, the plaintiffs have contended that the Bank breached some kind of duty of care they believe it owed to them, and have claimed that the Bank should not have exercised its contract rights when the loan went into default, but should have worked out the default in a way that was more favorable to the borrowers. The parties have conducted extensive discovery and the matter is now being tried in the Bankruptcy Court for the District of Vermont. Although it is not possible at this stage to predict the outcome of this litigation, the Bank believes that it has meritorious defenses to the plaintiffs' allegations. The Bank spent $393 thousand during the third quarter of 1997 and $643 thousand year to date in legal and professional fees related to this matter.

The Bank is taking measures to address the impact of the Year 2000 issue on its information systems. The Year 2000 issue, which is common to most corporations, concerns the inability of information systems, primarily computer software programs, to properly recognize and process date sensitive information as the year 2000 approaches. The Bank's core software provider has been working to solve the Year 2000 issue for over two years, and has reported to the Bank that the bulk of the reprogramming is complete. This core software is our most significant Year 2000 risk. The Bank is in the process of completing an assessment of all of its systems and is developing a specific workplan to address the many testing and compliance issues that will be raised as this process continues. The Bank currently believes it will be able to modify or replace its affected systems in time to minimize any detrimental effects on operations. While it is not possible, at present, to give an accurate estimate of the cost of this work, the Company expects to allocate the necessary staff and/or monetary resources to address this issue and does not expect that such costs will be material to the Company's results of operations.


BALANCE SHEET ANALYSIS

Total assets have decreased slightly from December 31, 1996. The Bank's investment portfolio has decreased by $5.7 million (3.9%), primarily the result of principal paydowns on mortgage-backed securities. These funds have been redeployed into our loan portfolio, which has increased $9.8 million (2.5%), during the nine months ended September 30, 1997. The Bank's strategic decision to focus on small business and residential lending and to de-emphasize commercial real estate is showing results. From December 31, 1996 to September 30, 1997, the residential real estate portfolio (including homelines) has increased 5%, the commercial and industrial portfolio has increased 2% and the commercial real estate portfolio has increased by less than 1%.
The Bank's Other Real Estate Owned (OREO) portfolio has decreased $1.7 million (88%), the primary reasons for this are continued strong efforts by the Bank to reduce the portfolio through sales of these assets, as well as the improved quality of the loan portfolio, which helps to minimize the migration to the OREO portfolio.

Deposits at September 30, 1997 are $3 million below their December 31, 1996 level, a decrease of less than 1%. Management continues to emphasize growing the deposit base by attracting core deposit funds, with less emphasis on the use of short-term certificates of deposit.


INCOME TAXES

The Company recognized $240 thousand and $216 thousand, respectively, in low income housing tax credits during the quarters ended September 30, 1997 and 1996, representing the amount of the income tax credits earned during those quarters. The recognition of these low income housing tax credits has helped to reduce the Company's effective tax rate from 34% to 23% at September 30, 1997.


LIQUIDITY AND CAPITAL RESOURCES

Liquidity, as it pertains to banking, can be defined as the ability to generate cash in the most economical way to satisfy loan demand, deposit withdrawal demand, and to meet other business opportunities that require cash. The Bank has a number of sources of liquid funds, including $20 million in available Federal Funds lines of credit at September 30, 1997; an overnight line of credit with the Federal Home Loan Bank (FHLB) of $15 million; an estimated additional borrowing capacity with FHLB of $31 million; and the ability to borrow $60 million through the use of repurchase agreements, collateralized by the Bank's investments, with certain approved counterparties.

The schedules on pages 12-13 analyze interest and overhead management in relation to total average assets and the yield analysis for the periods reported.


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

NON-PERFORMING ASSETS

The following tables summarize the Bank's non-performing assets as of September 30, 1996, June 30, 1997, and September 30, 1997:


              NPAs (000's omitted)                    September 30, 1997    June 30, 1997    September 30, 1996
-------------------------------------------------     ------------------    -------------    ------------------

Nonaccrual Loans                                            $3,175             $3,295              $11,235

Loans past due 90 days or more and still accruing           $  707             $  634              $     3

Restructured Loans                                          $2,157             $2,198              $ 2,475

Total Non-performing Loans                                  $6,039             $6,127              $13,713

Other Real Estate Owned                                     $  225             $  330              $ 3,317

Total Non-performing Assets                                 $6,264             $6,457              $17,030


Note: Included in nonaccrual loans are certain loans whose terms have been substantially modified in troubled debt restructuring.


                     Ratios                            September 30, 1997    June 30, 1997    September 30, 1996
--------------------------------------------------     ------------------    -------------    ------------------

Percentage of Non-performing Loans to Total Loans            1.52%               1.55%              3.51%

Percentage of Non-performing Assets to Total Loans
 plus Other Real Estate Owned                                1.58%               1.58%              4.32%

Percentage of RPLL to Total Loans                            4.07%               4.08%              4.06%

Percentage of RPLL to NPL                                     268%                249%               116%

Percentage of RPLL to NPA                                     258%                249%                93%


Loans deemed impaired totaled $8.7 million, of this total $5.6 million are included as non-performing assets in the table above. Impaired loans have been allocated $820 thousand of the RPLL.

As noted in the above tables management has made significant reductions in the balance of non-performing assets; the balance has been reduced approximately 63% during the twelve months ended September 30, 1997. The reduction was achieved through a combination of loan sales, charge-offs and workout/collection efforts. The combined reduction in NPLs and continued provisions to the RPLL increased the ratio of RPLL to NPL to 268% as of September 30, 1997.

Approximately 73% of the NPL are secured by real estate, which significantly reduces the Company's exposure to loss. Based upon the secured nature of a significant portion of the NPL, the strength of the local real estate market, and management's assessment of the current and prospective level of risk in the loan portfolio, the balance of the RPLL is considered adequate at September 30, 1997. Management's assessment of the adequacy of the RPLL concluded that a provision was not necessary during the third quarter of 1997.

DISCUSSION OF EVENTS AFFECTING NPA

Significant events affecting the categories of NPA are discussed below:

Nonaccrual Loans:
-----------------

      During the third quarter of 1997 approximately $400 thousand in reductions to nonaccrual loans were offset in part by approximately $300 thousand of additions.

Loans Past Due 90 Days:
-----------------------

      Loans past due 90 days increased $73 thousand from June 30, 1997 to September 30, 1997. The largest single loan in this category ($250 thousand) was paid in full on October 7, 1997. Approximately 30% of the remaining balances carry guarantees from the U.S. Small Business Administration.

Restructured Loans:
-------------------

      The decrease in restructured loans was due to amortization of the subject loans.

Other Real Estate Owned:
------------------------

      OREO decreased $105 thousand or 32%, from June 30, 1997 to September 30, 1997, as a result of property sales. Additions to OREO were less than $25 thousand for the quarter.

                           MERCHANTS BANCSHARES, INC
                            SUPPLEMENTAL INFORMATION
                                  (UNAUDITED)


                                                                            THREE MONTHS ENDED
                                                   ---------------------------------------------------------------------
                                                          SEPTEMBER 30, 1997                   SEPTEMBER 30, 1996
                                                   --------------------------------     --------------------------------

(Figures in thousands)                                          INTEREST                             INTEREST
Fully Taxable Equivalent                            AVERAGE     INCOME/     AVERAGE      AVERAGE     INCOME/     AVERAGE
Includes Fees on Loans                              BALANCE     EXPENSE      RATE        BALANCE     EXPENSE      RATE
------------------------------------------------------------------------------------------------------------------------

INTEREST EARNING ASSETS
  Taxable Investments                              $ 139,277    $  2,320     6.61%      $ 128,511    $  2,080     6.44%
  Loans (1)                                          396,140       9,778     9.79%        393,149       9,698     9.81%
  Federal Funds Sold                                   2,821          39     5.48%          8,853         116     5.23%
                                                   --------------------------------------------------------------------
      Total Interest Earning Assets                $ 538,238    $ 12,137     8.95%      $ 530,513    $ 11,894     8.92%
                                                   ====================================================================

INTEREST BEARING LIABILITIES
  Savings, NOW and Money Market Deposits           $ 266,012    $  2,147     3.20%      $ 264,922       2,057     3.09%
  Time Deposits                                      164,802       2,239     5.39%        167,919       2,306     5.46%
                                                   --------------------------------------------------------------------
      Total Savings and Time Deposits                430,814       4,386     4.04%        432,841       4,363     4.01%

Federal Funds Purchased and Securities Sold
 Under Agreements to Repurchase                          328           4     5.32%          3,609          49     5.39%
Short Term Borrowings                                  3,087          44     5.60%              0           0        -
Other Borrowed Funds                                   9,445         144     6.04%         11,540         160     6.26%
                                                   --------------------------------------------------------------------
      Total Interest Bearing Liabilities             443,674       4,578     4.09%        447,990       4,572     4.10%

Other Liabilities & Stockholders' Equity (Net
 of Non-Interest Earning Assets)                      94,564                               82,523
                                                   ---------                            ---------

      Total Liabilities & Stockholders' Equity
       (Net of Non-Interest Earning Assets)        $ 538,238                            $ 530,513
                                                   =========                            =========

Rate Spread                                                                  4.85%                                4.82%
                                                                             =====                                =====

Net Yield on Interest Earning Assets                                         5.57%                                5.52%
                                                                             =====                                =====



                                                                           NINE MONTHS ENDED
                                                   ---------------------------------------------------------------------
                                                          SEPTEMBER 30, 1997                   SEPTEMBER 30, 1996
                                                   --------------------------------     --------------------------------
(Figures in thousands)                                          INTEREST                             INTEREST
Fully Taxable Equivalent                            AVERAGE     INCOME/     AVERAGE      AVERAGE     INCOME/     AVERAGE
Includes Fees on Loans                              BALANCE     EXPENSE      RATE        BALANCE     EXPENSE      RATE
------------------------------------------------------------------------------------------------------------------------

INTEREST EARNING ASSETS
  Taxable Investments                              $ 142,518    $  7,113     6.67%      $ 113,901    $  5,318     6.24%
  Loans (1)                                          393,643      28,849     9.80%        412,676      30,483     9.87%
  Federal Funds Sold                                   1,892          77     5.44%          6,800         271     5.33%
                                                   --------------------------------------------------------------------
      Total Interest Earning Assets                $ 538,053    $ 36,039     8.96%      $ 533,377    $ 36,072     9.03%
                                                   ====================================================================

INTEREST BEARING LIABILITIES
  Savings, NOW and Money Market Deposits           $ 264,572    $  6,275     3.17%      $ 265,993    $  6,150     3.08%
  Time Deposits                                      164,370       6,629     5.39%        172,689       7,242     5.60%
                                                   --------------------------------------------------------------------
      Total Savings and Time Deposits                428,942      12,904     4.02%        438,682      13,392     4.07%

Federal Funds Purchased and Securities Sold
 Under Agreements to Repurchase                          913          40     5.90%          1,956          77     5.45%
Short Term Borrowings                                  5,796         241     5.55%
Other Borrowed Funds                                   9,735         437     6.00%         13,388         604     6.02%
                                                   --------------------------------------------------------------------
      Total Interest Bearing Liabilities             445,386      13,622     4.09%        454,026      14,073     4.14%

Other Liabilities & Stockholders' Equity (Net
 of Non-Interest Earning Assets)                      92,667                               79,351
                                                   ---------                            ---------

      Total Liabilities & Stockholders' Equity
       (Net of Non-Interest Earning Assets)        $ 538,053                            $ 533,377
                                                   =========                            =========

Rate Spread                                                                  4.87%                                4.90%
                                                                             =====                                =====

Net Yield on Interest Earning Assets                                         5.57%                                5.51%
                                                                             =====                                =====

-------------------
<F1>   Includes principal balance of non-accrual loans.

                          MERCHANTS BANCSHARES, INC.
              INTEREST MANAGEMENT AND OPERATING EXPENSE ANALYSIS
                                  (UNAUDITED)


                                               QUARTER ENDED                YEAR ENDED                QUARTER ENDED
                                                  09/30/97                   12/31/96                    09/30/96
        Total Average Assets                      $579,789                   $580,860                    $579,967
        --------------------               ----------------------     ----------------------     ----------------------

Fully Taxable Equivalent                                   % OF                       % OF                       % OF
(Figures in thousands)                      AMOUNT        ASSETS       AMOUNT        ASSETS       AMOUNT        ASSETS
--------------------------------------     ----------------------     ----------------------     ----------------------

         INTEREST MANAGEMENT
Interest Income (taxable equivalent)        $11,730        8.09%       $45,807        7.89%       $11,401        7.86%
--------------------------------------     ----------------------     ----------------------     ----------------------

          Interest Expense                    4,578        3.16%        18,672        3.21%         4,572        3.15%
--------------------------------------     ----------------------     ----------------------     ----------------------

   Net Interest Income Before the
      Provision for Loan Losses             $ 7,152        4.93%       $27,135        4.67%       $ 6,829        4.71%
--------------------------------------     ----------------------     ----------------------     ----------------------

      Provision for Loan Losses                   0        0.00%         3,150        0.54%           900        0.62%
--------------------------------------     ----------------------     ----------------------     ----------------------

         Net Interest Income
        (taxable equivalent)                $ 7,152        4.93%       $23,985        4.13%       $ 5,929        4.09%
--------------------------------------     ----------------------     ----------------------     ----------------------

        NET OPERATING EXPENSE
        Non-Interest Expense:
              Personnel                     $ 2,504        1.73%       $10,013        1.72%       $ 2,407        1.66%
--------------------------------------     ----------------------     ----------------------     ----------------------

              Occupancy                         519        0.36%         2,054        0.35%           480        0.33%
--------------------------------------     ----------------------     ----------------------     ----------------------

              Equipment                         729        0.50%         2,024        0.35%           507        0.35%
--------------------------------------     ----------------------     ----------------------    -----------------------

                Other                         2,693        1.86%        12,991        2.24%         2,822        1.95%
--------------------------------------     ----------------------     ----------------------     ----------------------

                Total                       $ 6,445        4.45%       $27,082        4.66%       $ 6,216        4.29%
--------------------------------------     ----------------------     ----------------------     ----------------------

      Less Non-Interest Income:
            Fees on Loans                   $   432        0.30%       $ 2,333        0.40%       $   534        0.37%
--------------------------------------     ----------------------     ----------------------     ----------------------

       Service Charges on Dep                   762        0.53%         3,347        0.58%           816        0.56%
--------------------------------------     ----------------------     ----------------------     ----------------------

                Other                           978        0.67%         5,580        0.96%         1,081        0.75%
--------------------------------------     ----------------------     ----------------------     ----------------------

                Total                       $ 2,172        1.50%       $11,260        1.94%       $ 2,431        1.68%
--------------------------------------     ----------------------     ----------------------     ----------------------

        Net Operating Expense               $ 4,273        2.95%       $15,822        2.72%       $ 3,785        2.61%
--------------------------------------     ----------------------     ----------------------     ----------------------

               SUMMARY
         Net Interest Income                $ 7,152        4.93%       $23,985        4.13%       $ 5,929        4.09%
--------------------------------------     ----------------------     ----------------------     ----------------------

       Less Net Operating Exp.              $ 4,273        2.95%       $15,822        2.72%       $ 3,785        2.61%
--------------------------------------     ----------------------     ----------------------     ----------------------

         Profit Before Taxes
         (taxable equivalent)               $ 2,879        1.99%       $ 8,163        1.41%       $ 2,144        1.48%
--------------------------------------     ----------------------     ----------------------     ----------------------

             NET PROFIT                     $ 2,189        1.51%       $ 6,224        1.07%       $ 1,608        1.11%
--------------------------------------     ----------------------     ----------------------     ----------------------

                           MERCHANTS BANCSHARES, INC.
                               SEPTEMBER 30, 1997


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

The attorneys representing the plaintiffs in one of the lawsuits discussed above requested an award of attorneys' fees for allegedly causing the Companies to make the $9.2 million payment and asked the Court to order the Trust company to withhold payment of $500,000. The Trust Company resisted the claims for payment of such fees and as a result was directed to place the sum of $500,000 into escrow pending a ruling by the Court. On appeal by the Companies, the United States Court of Appeals affirmed in part, vacated in part, and reversed for further proceedings the lower court's judgment. The attorneys representing the plaintiffs in that lawsuit have indicated that they intend to seek damages as well as attorneys' fees. There is the possibility that the Companies will be required to remit all or part of the escrowed funds, or to pay damages. By a report and recommendation delivered orally on March 14, 1997, Magistrate Judge Niedermeier found that the lawsuit "propelled" the Bank to make the $9.2 million payment and that this was sufficient to justify an award of attorneys' fees. Judge Niedermeier then ordered that the full $500,000 being held in escrow, including interest thereon, be paid to those attorneys. The Companies filed objections to Judge Niedermeier's report and recommendation, and the objections on the award of attorneys' fees and on the incentive award were sustained by Chief Judge Murtha. By orders dated September 23, 1997, Chief Judge Murtha ordered payment of $98,605.62 to the plaintiff's attorney, ordered that the balance of the escrowed funds be paid to the Bank upon resolution of any appeal, and dismissed the Plaintiff's claims, with prejudice, as moot. The Plaintiff has appealed these orders, and certain additional orders. The Bank has cross-appealed on certain limited issues.

The Bank is a counterclaim defendant in a litigation entitled Pasquale and Vatsala Vescio, Counterclaim Plaintiffs v. The Merchants Bank, Counterclaim Defendant, now pending in the United States Bankruptcy Court for the District of Vermont (Adversary Proceeding number 96-1015).

In this litigation, the Vescios have made a number of "lender liability" claims dealing with a commercial development known as Brattleboro West in Brattleboro, Vermont. The pending litigation arose out of a suit to foreclose on several real estate mortgages and personal property originally granted to the Bank by the Vescios in connection with the financing of a supermarket in the Brattleboro West project and various other projects.

Among other things, the Vescios have alleged that the Bank or its representatives violated supposed oral promises in connection with the origination and funding of the financing, and have claimed that the Bank is liable to them for damages based on the Bank's supposed "control" of the project and its alleged breach of covenants of "good faith" which the plaintiffs believe are to be implied from the loan documents. In addition, the plaintiffs have contended that the Bank breached some kind of duty of care they believe it owed to them, and have claimed that the Bank should not have exercised its contract rights when the loan went into default, but should have worked out the default in a way that was more favorable to the borrowers. The parties have conducted extensive discovery and the matter is now being tried in the Bankruptcy Court for the District of Vermont. Although it is not possible at this stage to predict the outcome of this litigation, the Bank believes that it has meritorious defenses to the plaintiffs' allegations.


Item 2 - Changes in Securities - NONE

Item 3 - Defaults upon Senior Securities - NONE

Item 4 - Submission of Matters to a Vote of Security Holders  - NONE

Item 5 - Other Issues - NONE

Item 6 - Exhibits and Reports on Form 8-K - NONE

                           MERCHANTS BANCSHARES, INC.

                                   FORM 10-Q

                               SEPTEMBER 30, 1997

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        Merchants Bancshares, Inc.


                                        /s/ Joseph L. Boutin
                                        ---------------------------------------
                                            Joseph L. Boutin, President


                                        /s/ Janet P. Spitler
                                        ---------------------------------------
                                            Janet P. Spitler, Treasurer


                                        November 12, 1997
                                        ---------------------------------------
                                        Date