Form 10-K
period 1997-12-31
MERCHANTS BANCSHARES INC
filed 1998-03-20
CIK 726517

================================================================================
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                       COMMISSION FILE NUMBER 0-11595

                         MERCHANTS BANCSHARES, INC.
           (Exact name of registrant as specified in its charter)

      Incorporated in the                  Employer Identification
       State of Delaware                       No.   03-0287342

  164 College St., Burlington, Vermont               05401
(Address of principal executive office)           (Zip Code)

                Registrant's telephone number: (802) 658-3400
         Securities registered pursuant to Section 12(b) of the Act:
                              (Not Applicable)
         Securities registered pursuant to Section 12(g) of the Act:

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

                          Yes   X           No
                              -----            -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

               X   Contained herein        Not contained herein
             -----                   -----

The aggregate market value of the voting stock held by non-affiliates is $101,568,581 as computed using the average bid and asked prices of stock, as of March 6, 1998.

        The number of shares outstanding for each of the registrant's classes of common stock, as of March 6, 1998 is:
               Class:  Common stock, par value $.01 per share
                        Outstanding: 4,430,294 shares

                     DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Annual Report to Shareholders for the year ended December 31, 1997 are incorporated herein by reference to Parts I and II.

      Portions of the Proxy Statement to Shareholders for the year ended December 31, 1997 are incorporated herein by reference to Part III.
================================================================================

TABLE OF CONTENTS                                                    Page


Independent Auditors' Report                                           3


Consolidated Balance Sheets                                            4


Consolidated Statements of Operations                                  5


Consolidated Statements of Changes in Stockholders' Equity             6


Consolidated Statements of Cash Flows                                  7


Notes to Consolidated Financial Statements                             8


Summary of Unaudited Quarterly Financial Information                  29


Five Year Selected Financial Data                                     32


Management's Discussion and Analysis of Financial Condition
 and Results of Operations                                            33


Form 10-K                                                             43


Signatures                                                            65


TO THE STOCKHOLDERS AND BOARD OF DIRECTORS OF
MERCHANTS BANCSHARES, INC.


We have audited the accompanying consolidated balance sheets of Merchants Bancshares, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Merchants Bancshares, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.





Boston, Massachusetts
January 21, 1998


                         Merchants Bancshares, Inc.
                         Consolidated Balance Sheets

                                                            December 31,   December 31,
(In thousands except share and per share data)                  1997           1996
---------------------------------------------------------------------------------------
ASSETS
  Cash and Due from Banks                                     $ 20,139       $ 29,726
  Investments:
    Debt Securities Available for Sale                          44,241         57,656
    Debt Securities Held to Maturity                           111,458         86,904
    Trading Securities                                           1,031            500
    Marketable Equity Securities                                    --            230
-------------------------------------------------------------------------------------
      Total Investments                                        156,730        145,290
-------------------------------------------------------------------------------------
  Loans                                                        390,388        387,233
  Reserve for Possible Loan Losses                              15,831         15,700
-------------------------------------------------------------------------------------
      Net Loans                                                374,557        371,533
-------------------------------------------------------------------------------------
  Federal Home Loan Bank Stock                                   2,296          2,841
  Bank Premises and Equipment, Net                              13,428         13,791
  Investments in Real Estate Limited Partnerships                1,972          2,499
  Other Real Estate Owned                                          591          1,925
  Other Assets                                                  14,539         14,031
-------------------------------------------------------------------------------------
      Total Assets                                            $584,252       $581,636
=====================================================================================
LIABILITIES
  Deposits:
    Demand                                                    $ 76,712       $ 80,576
    Savings, NOW and Money Market Accounts                     267,396        263,882
    Time Deposits $100 thousand and Greater                     23,307         20,370
    Other Time                                                 138,429        143,452
-------------------------------------------------------------------------------------
      Total Deposits                                           505,844        508,280
-------------------------------------------------------------------------------------
  Demand Note Due U.S. Treasury                                  4,000          3,599
  Other Short-Term Borrowings                                    4,000          6,000
  Other Liabilities                                             11,057         11,087
  Long-Term Debt                                                 6,415          6,420
-------------------------------------------------------------------------------------
      Total Liabilities                                        531,316        535,386
-------------------------------------------------------------------------------------
Commitments and Contingencies (Note 13)
STOCKHOLDERS' EQUITY
  Preferred Stock Class A Non-Voting
   Authorized - 200,000, Outstanding 0                              --             --
  Preferred Stock Class B Voting
   Authorized - 1,500,000, Outstanding 0                            --             --
  Common Stock, $.01 Par Value                                      44             44
    Shares Authorized                  7,500,000
    Outstanding:    Current Period     4,290,698
                    Previous Period    4,290,342
    Treasury Stock (At Cost):  143,922 current period
                               144,278 prior period             (2,220)        (2,038)
    Capital in Excess of Par Value                              33,223         33,155
    Retained Earnings                                           21,537         14,845
    Unearned Compensation-Restricted Stock Awards                  (10)            --
    Unrealized Gain on Securities Available For Sale, Net          362            244
-------------------------------------------------------------------------------------
      Total Stockholders' Equity                                52,936         46,250
-------------------------------------------------------------------------------------
      Total Liabilities and Stockholders' Equity              $584,252       $581,636
=====================================================================================
Book Value Per Common Share                                   $  11.95       $  10.78
=====================================================================================

The accompanying notes are an integral part of these consolidated financial statements


                         Merchants Bancshares, Inc.
                    Consolidated Statements of Operations

                                                                  Years Ended December 31,
(In thousands except per share data)                            1997       1996       1995
--------------------------------------------------------------------------------------------
INTEREST AND DIVIDEND INCOME:
  Interest and Fees on Loans                                   $38,543    $39,953    $46,067
  Interest and Dividends on Investments:
    U.S. Treasury and Agency Obligations                         9,433      7,588      4,525
    Other                                                          182        463        723
--------------------------------------------------------------------------------------------
Total Interest and Dividend Income                              48,158     48,004     51,315
--------------------------------------------------------------------------------------------
INTEREST EXPENSE:
  Savings, NOW and Money Market Accounts                         8,403      8,216      9,077
  Time Deposits $100 Thousand and Greater                        1,428      1,397      1,433
  Other Time Deposits                                            7,485      8,112      8,981
  Other Borrowed Funds                                             509        345        257
  Debt                                                             413        602      3,254
--------------------------------------------------------------------------------------------
Total Interest Expense                                          18,238     18,672     23,002
--------------------------------------------------------------------------------------------
Net Interest Income                                             29,920     29,332     28,313
  Provision for Possible Loan Losses                            (1,862)     3,150     12,100
--------------------------------------------------------------------------------------------
Net Interest Income after Provision for Possible Loan Losses    31,782     26,182     16,213
--------------------------------------------------------------------------------------------
NONINTEREST INCOME:
  Trust Company Income                                           1,635      1,493      1,796
  Service Charges on Deposits                                    3,075      3,347      3,184
  Merchant Discount Fees                                         1,537      1,696      1,861
  Gains on Sale of Investment Securities, Net                      784         33        352
  Gain on Curtailment of Pension Plan                               --         --      1,563
  FDIC Assistance Received-Loss Sharing                             --        407      2,951
  Other                                                            885      2,387      1,059
--------------------------------------------------------------------------------------------
Total Noninterest Income                                         7,916      9,363     12,766
--------------------------------------------------------------------------------------------
NONINTEREST EXPENSES:
  Salaries and Wages                                             8,682      8,222     10,729
  Employee Benefits                                              1,992      1,791      2,705
  Occupancy Expense                                              2,171      2,054      2,178
  Equipment Expense                                              2,325      2,024      2,069
  Legal and Professional Fees                                    3,888      1,961      1,617
  Provision for Impairmement of Investment Security                229         --         --
  Losses on and Writedowns of Other Real Estate Owned              314      3,400      2,987
  Equity in Losses of Real Estate Limited Partnerships             641        846        646
  Losses and Write-downs of Segregated Assets                       --        407      2,951
  Reengineering Expenses and Related Consultants' Fees              --         --      4,056
  Loss (Gain) on Disposition of Fixed Assets                     1,088       (565)        --
  Other                                                          7,152      7,349      6,668
--------------------------------------------------------------------------------------------
Total Noninterest Expenses                                      28,482     27,489     36,606
--------------------------------------------------------------------------------------------
Income (Loss) Before Provision (Benefit) for Income Taxes       11,216      8,056     (7,627)
Provision (Benefit) for Income Taxes                             2,383      1,832     (3,785)
--------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                              $ 8,833    $ 6,224    $(3,842)
============================================================================================
BASIC EARNINGS (LOSS) PER COMMON SHARE                         $  2.00    $  1.45    $ (0.90)
DILUTED EARNINGS (LOSS) PER COMMON SHARE                          1.99       1.45      (0.90)

The accompanying notes are an integral part of these consolidated financial statements.


                         Merchants Bancshares, Inc.
         Consolidated Statements of Changes in Stockholders' Equity
      For Each of the Three Years in the Period Ended December 31, 1997

                                                                                                   Net Unrealized
                                                                                      Unearned      Appreciation
                                             Capital in                            Compensation-   (Depreciation)
                                    Common    Excess of   Retained      Treasury     Restricted    of Investment
(In thousands)                       Stock    Par Value   Earnings       Stock      Stock Awards     Securities      Total
---------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1994            $42      $30,647    $12,463       $  (179)        $ --           $ (674)      $42,299
  Net Loss                             --           --     (3,842)           --           --               --        (3,842)
  Sale of Treasury Stock               --          (44)        --           179           --               --           135
  Purchase of Treasury Stock           --           --         --        (2,038)          --               --        (2,038)
  Issuance of Common Stock              2        2,552         --            --           --               --         2,554
  Change in Net Unrealized
   Appreciation (Depreciation) of
   Securities Available for Sale,
   Net of Tax                          --           --         --            --           --            1,141         1,141
---------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1995             44       33,155      8,621        (2,038)          --              467        40,249
  Net Income                           --           --      6,224            --           --               --         6,224
  Change in Net Unrealized
   Appreciation (Depreciation) of
   Securities Available for Sale,
   Net of Tax                          --           --         --            --           --             (359)         (359)
  Change in Net Unrealized
   Appreciation of Securities
   Transferred to the Held to
   Maturity Portfolio, Net of Tax      --           --         --            --           --              136           136
---------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1996             44       33,155     14,845        (2,038)          --              244        46,250
  Net Income                           --           --      8,833            --           --               --         8,833
  Purchase of Treasury Stock           --           --         --        (1,390)          --               --        (1,390)
  Sales of Treasury Stock              --          219         --         1,015           --               --         1,234
  Issuance of Stock under
   Employee Stock Option Plans         --         (151)        --           193           --               --            42
  Dividends Paid                       --           --     (2,141)           --           --               --        (2,141)
  Unearned Compensation--
   Restricted Stock Awards             --           --         --            --          (10)              --           (10)
  Change in Net Unrealized
   Appreciation (Depreciation) of
   Securities Available for Sale,
   Net of Tax                          --           --         --            --           --              108           108
  Change in Net Unrealized
   Appreciation of Securities
   Transferred to the Held to
   Maturity Portfolio, Net of Tax      --           --         --            --           --               10            10
---------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1997            $44      $33,223    $21,537       $(2,220)        $(10)          $  362       $52,936

The accompanying notes are an integral part of these consolidated financial statements.


                         Merchants Bancshares, Inc.
                    Consolidated Statement of Cash Flows

                                                                              Years Ended December 31,
(In thousands)                                                             1997        1996        1995
---------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                                                         $ 8,833    $  6,224    $ (3,842)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by
 Operating Activities:
  Provision for Possible Loan Losses                                       (1,862)      3,150      12,100
  Provision for Possible Losses on Other Real Estate Owned                     34       2,495       1,365
  Provision for Impairment of Investment Security                             229          --          --
  Provision for Depreciation and Amortization                               2,377       2,667       4,358
  Deferred (Prepaid) Income Taxes                                             884      (1,475)       (693)
  Net Gains on Sales of Investment Securities                                (784)        (33)       (352)
  Net Gains on Sales of Loans and Leases                                      (11)       (505)       (464)
  Net (Gains) Losses on Sales of Premises and Equipment                     1,088        (565)       (223)
  Net Gains on Sales of Other Real Estate Owned                              (138)       (328)         --
  Equity in Losses of Real Estate Limited Partnerships                        641         846         646
Changes in Assets and Liabilities:
  (Increase) Decrease in Interest Receivable                                  (63)        936       1,099
  Increase (Decrease) in Interest Payable                                      14        (313)        170
  Decrease in Other Assets                                                 (1,328)      7,002       8,811
  Increase (Decrease) in Other Liabilities                                    (44)       (724)      1,567
---------------------------------------------------------------------------------------------------------
      Net Cash Provided by Operating Activities                             9,870      19,377      24,542
---------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from Sales of Investment Securities Available for Sale          18,907      42,522      50,377
  Proceeds from Maturities of Investment Securities Available for Sale     13,985      16,000      59,000
  Proceeds from Sales of Loans and Leases                                   3,131      19,576      35,574
  Proceeds from Sales of FHLB Stock                                           545         334       3,682
  Proceeds from Sales of Premises and Equipment                                 6       1,818         328
  Proceeds from Sales of Other Real Estate Owned                            2,112       6,144       8,378
  Purchases of Available for Sale Investment Securities                   (10,005)   (105,929)   (102,823)
  Purchases of Held to Maturity Investment Securities                     (33,278)         --          --
  Principal Repayments in Excess of (Less than) Loan Originations          (4,364)     37,292       4,030
  Investments in Real Estate Limited Partnerships                            (102)       (111)         --
  Purchases of Premises and Equipment                                      (4,099)     (4,688)       (793)
---------------------------------------------------------------------------------------------------------
      Net Cash Provided by (Used in) Investing Activities                 (13,162)     12,958      57,753
---------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net Decrease in Deposits                                                 (2,436)    (36,234)    (37,710)
  Net Increase (Decrease) in Other Borrowed Funds                          (1,599)      4,263     (12,959)
  Principal Payments on Debt                                                   (5)     (9,005)    (28,805)
  Cash Dividends Paid                                                      (2,141)         --          --
  Acquisition of Treasury Stock                                            (1,390)         --      (2,038)
  Issuance of Common Stock                                                     --          --       2,554
  Proceeds From Exercise of Employee Stock Options                             42          --          --
  Sale of Treasury Stock                                                    1,234          --         179
---------------------------------------------------------------------------------------------------------
      Net Cash Used in Financing Activities                                (6,295)    (40,976)    (78,779)
---------------------------------------------------------------------------------------------------------
Increase (Decrease) in Cash and Cash Equivalents                           (9,587)     (8,641)      3,516
Cash and Cash Equivalents Beginning of Year                                29,726      38,367      34,851
---------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents End of Period                                   $20,139    $ 29,726    $ 38,367
=========================================================================================================
Total Interest Payments                                                   $18,224    $ 18,985    $ 22,831
Total Income Tax Payments                                                   3,820          --          --
Transfer of Loans and Premises to Other Real Estate Owned                     515       2,815       2,777
Transfer of Securities Available for Sale to Held to Maturity Portfolio        --      87,509          --

The accompanying notes are an integral part of these consolidated financial statements.











                         Merchants Bancshares, Inc.
                 Notes to Consolidated Financial Statements
                              December 31, 1997

(1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Merchants Bancshares, Inc. (the "Company") and its wholly owned subsidiaries, Merchants Bank (the "Bank") (including the Bank's wholly owned subsidiaries Merchants Trust Company (the "Trust Company"), and certain trusts; Queneska Capital Corporation, formerly a wholly owned subsidiary of the Bank was dissolved in December 1997), and Merchants Properties, Inc., after elimination of all material intercompany accounts and transactions. The Bank and the Trust Company offer a full range of deposit, loan, cash management and trust services to meet the financial needs of individual consumers, businesses and municipalities at 33 full-service banking locations throughout the State of Vermont.

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

Investment Securities

The Company classifies certain of its investments in debt securities as held to maturity which are carried at amortized cost if the Company has the positive intent and ability to hold such securities to maturity. Investments in debt securities that are not classified as held to maturity and equity securities that have readily determinable fair values are classified as trading securities or available for sale securities. Trading securities are investments purchased and held principally for the purpose of selling in the near term; available for sale securities are investments not classified as trading or held to maturity. Available for sale securities are carried at market value measured at each reporting date. The resulting unrealized gain or loss is reflected in Stockholders' Equity net of the associated tax effect.

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

Loan Origination and Commitment Fees

Loan origination and commitment fees and certain direct loan origination costs are deferred and amortized over the lives of the related loans. Net deferred origination fees were $859 thousand and $947 thousand at December 31, 1997 and 1996, respectively.

Premises and Equipment

Premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are provided using straight-line and accelerated methods at rates that depreciate the original cost of the premises and equipment over their estimated useful lives. Expenditures for maintenance, repairs and renewals of minor items are generally charged to expense as incurred. When premises and equipment are replaced, retired, or deemed no longer useful they are valued at estimated selling price less costs to sell, and to the extent the net book value exceeds this value the difference is charged to current earnings.

Gains and Losses on Sales of Loans

Gains and losses on sales of loans are recognized based upon the difference between the selling price and the carrying amount of loans sold. Gains and losses are adjusted for excess servicing rights resulting from the sale of certain loans with servicing rights retained. Excess servicing rights are recorded at the net present value of estimated future servicing revenue when such amounts are greater than normal servicing fees. Deferred excess servicing is amortized over the period of estimated net servicing income. Origination fees collected, net of commitment fees paid in connection with the sales of loans and net of the direct cost of originating the loans, are recognized at the time such loans are sold.

Income Taxes

Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. Low-income housing tax credits are recognized in the year in which they are earned.

Investments in Real Estate Limited Partnerships

The Bank has investments in various real estate limited partnerships that acquire, develop, own and operate low and moderate-income housing. The Bank's ownership interest in these limited partnerships varies from 35% to 99% as of December 31, 1997. The Bank consolidates the financial statements of the limited partnership in which the Company is the general partner and is actively involved in management and has a controlling interest. The Bank accounts for investments in limited partnerships where the Bank neither actively participates nor has a controlling interest under the equity method of accounting.

Management periodically reviews the results of operations of the various real estate limited partnerships to determine if the partnerships generate sufficient operating cash flow to fund their current obligations. In addition, management reviews the current value of the underlying property compared to the outstanding debt obligations. If it is determined that the investment suffers from a permanent impairment, the carrying value is written down to the estimated realizable value. The Bank recognized losses of $97 thousand due to the impairment of an investment in a real estate limited partnership in 1996.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand, amounts due from banks and federal funds sold in the accompanying consolidated statements of cash flows. At December 31, 1997 and 1996, cash and cash equivalents included $2.2 million and $4.7 million, respectively, held to satisfy the reserve requirements of the Federal Reserve Bank.

Other Real Estate Owned

Collateral acquired through foreclosure is recorded at the lower of cost or fair value, less estimated costs to sell, at the time of acquisition. Bank premises held for sale are recorded at the lower of cost or market, less estimated costs to sell, at the date of transfer. A valuation allowance is established for the estimated costs to sell and is charged to expense. Subsequent changes in the fair value of other real estate owned are reflected as a write-down and charged to expense. Net operating income or expense related to foreclosed property and Bank premises held for sale is included in noninterest expense in the accompanying consolidated statements of operations. There are inherent uncertainties in the assumptions with respect to the estimated fair value of other real estate owned. Because of these inherent uncertainties, the amount ultimately realized on other real estate owned ("OREO") may differ from the amounts reflected in the consolidated financial statements. The Bank recognized losses due to additions to the valuation allowance of $34 thousand, $2,495 thousand and $1,365 thousand during 1997, 1996 and 1995, respectively. At December 31, 1997 the balance in the OREO portfolio, net of valuation allowances, consisted of foreclosed real estate of $36 thousand and Bank premises held for sale of $555 thousand.

Intangible Assets

Premiums paid for the purchase of core deposits are recorded as other assets and amortized on a straight-line method over the estimated period of 15 years. Management reviews the value of the intangible asset by comparing purchased deposit levels to the current level of acquired deposits in the branches purchased. If any significant deposit runoff has occurred and is determined to be permanent in nature, the asset is written down accordingly.

Mortgage Servicing Rights

On January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 122 "Accounting for Mortgage Servicing Rights" ("SFAS No. 122"). SFAS No. 122 requires that entities engaging in mortgage banking activities recognize the rights to service mortgage loans for others, regardless of the manner in which the servicing rights are acquired, as separate assets when the related loans are sold and the mortgage servicing rights are retained. The amount capitalized is based on an allocation of the total cost of the mortgage loans to the mortgage servicing rights and the loan (without the mortgage servicing rights) based on their relative fair values. In addition, capitalized mortgage servicing rights are required to be assessed for impairment based on the relative fair value of those rights. Effective January 1, 1997, SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," ("SFAS No. 125"), superseded SFAS No. 122. SFAS No. 127 "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125," is effective for transactions occurring after December 31, 1996.

On January 1, 1997, the Company adopted SFAS No. 125. This statement requires transfers of financial assets in which the Bank surrenders control over those financial assets to be accounted for as a sale to the extent that consideration other than beneficial interests in the transferred assets is received in exchange. Each time a bank undertakes an obligation to service financial assets it recognizes either a servicing asset or a servicing liability for that contract, unless it securitizes the asset, retains all of the securities, and classifies them as debt securities held to maturity. The implementation of this statement has not had a material effect on the Company's results of operations of financial condition. The carrying value of capitalized mortgage servicing rights as of December 31, 1997 and 1996 were $85 thousand and $118 thousand, respectively.

Stock-based Compensation Plans

The Company applies Accounting Principles Bulletin ("APB") No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock-based compensation plans. Accordingly, no accounting recognition is given to stock options granted at fair market value until they are exercised. Upon exercise, net proceeds, including tax benefits realized, are credited to equity. Refer to Note 6 for additional information.

Earnings Per Share

In 1997, The Company adopted the provisions of SFAS N0. 128, "Earnings Per Share" ("SFAS No. 128"). This statement was issued by the Financial Accounting Standards Board ("FASB") in March 1997 and establishes the standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly held common stock or potential common stock. This statement replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerators and denominators of the basic and diluted EPS computations for all prior-period EPS data presented. Refer to Note 11 for additional information.

Accounting for Impairment of Long-Lived Assets

In 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of." This statement requires a review for impairment of long-lived assets and certain identifiable intangibles to be held and used by an entity when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the undiscounted future cash flows expected to result from the use and eventual disposition of the asset is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of the impairment loss is determined by comparing the carrying amount of the asset to its fair value. For certain long-lived assets to be disposed of, the cost to sell the asset is deducted from the asset's fair value in determining the impairment loss, if any. This statement does not apply to financial instruments, core deposit intangibles, mortgage and other servicing rights, or deferred tax assets.

Comprehensive Income

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". This statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses). Components of comprehensive income are net income and all other non-owner changes in equity. This statement requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. This statement is effective for the Company's financial statements issued for the fiscal year ended December 31, 1998. Reclassification of financial statements for earlier periods provided for comparative purposes is required.

Segment Information

In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS No. 131"). This statement establishes the standards for reporting information about segments in annual and interim financial statements. SFAS No. 131 introduces a new model for segment reporting; the "management approach". The management approach is based on the way the chief operating decision-maker organizes segments within a company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure--any manner in which management disaggregates a company. This statement is effective and will be adopted for the Company's financial statements for the fiscal year ended December 31, 1998 and requires the restatement of previously reported segment information for all periods presented.

Reclassification

Certain amounts reported for prior periods have been reclassified to be consistent with the current period presentation.

(2)   INVESTMENT SECURITIES

Investments in debt securities are classified as trading, available for sale or held to maturity as of December 31, 1997 and 1996. The amortized cost and fair values of the debt securities classified as available for sale and held to maturity as of December 31, 1997 and 1996 are as follows:

SECURITIES AVAILABLE FOR SALE:

                                            Gross        Gross
                              Amortized   Unrealized   Unrealized    Fair
                                Cost        Gains        Losses     Value
---------------------------------------------------------------------------
1997                                         (In thousands)
---------------------------------------------------------------------------
U.S. Agency Obligations        $31,058       $271         $--       $31,329
Mortgage-backed securities      12,825        105          18        12,912
---------------------------------------------------------------------------
                               $43,883       $376         $18       $44,241
===========================================================================

                                            Gross        Gross
                              Amortized   Unrealized   Unrealized    Fair
                                Cost        Gains        Losses     Value
---------------------------------------------------------------------------
1996                                         (In thousands)
---------------------------------------------------------------------------
U.S. Treasury Obligations      $18,146       $ 14         $36       $18,124
U.S. Agency Obligations         23,099        178          --        23,277
Mortgage-backed Securities      16,218         97          60        16,255
---------------------------------------------------------------------------
                               $57,463       $289         $96       $57,656
===========================================================================

SECURITIES HELD TO MATURITY:

                                            Gross        Gross
                              Amortized   Unrealized   Unrealized    Fair
                                Cost        Gains        Losses     Value
---------------------------------------------------------------------------
1997                                         (In thousands)
---------------------------------------------------------------------------
U.S. Treasury Obligations     $    200      $   --       $ --      $    200
U.S. Agency Obligations         12,526          94          4        12,616
Mortgage-backed Securities      98,732         960         41        99,651
---------------------------------------------------------------------------
                              $111,458      $1,054       $ 45      $112,467
===========================================================================

                                            Gross        Gross
                              Amortized   Unrealized   Unrealized    Fair
                                Cost        Gains        Losses     Value
---------------------------------------------------------------------------
1996                                         (In thousands)
---------------------------------------------------------------------------
U.S. Agency Obligations       $  2,504        $--        $ 52      $  2,452
Mortgage-backed Securities      84,400         23         871        83,552
---------------------------------------------------------------------------
                              $ 86,904        $23        $923      $ 86,004
===========================================================================

Marketable equity securities are classified as available for sale at December 31, 1997 and 1996 and are stated at their fair value of $0 and $230 thousand, respectively. Gross unrealized losses on equity securities were $30 thousand at December 31, 1997 and 1996.

The fair value of securities held for trading was $1,031 thousand and $500 thousand at December 31, 1997 and 1996 respectively. Unrealized gains on securities held for trading were $267 thousand and $0 as of December 31, 1997 and 1996, respectively.

The contractual maturities of all debt securities held at December 31, 1997 are as follows:

                                                  Amortized     Fair
     (In thousands)                                 Cost       Value
     -----------------------------------------------------------------
     Due within one year                          $  4,021    $  4,038
     Due after one year through five years          29,758      30,083
     Due after five years through ten years         30,470      30,869
     Due after ten years                            91,092      91,718
     -----------------------------------------------------------------
                                                  $155,341    $156,708
     =================================================================

Proceeds from sales of available for sale debt securities, including principal repayments on mortgage-backed securities, were $18.9 million and $42.5 million during 1997 and 1996, respectively. Gross gains of $840 thousand, $120 thousand and $660 thousand and gross losses of $56 thousand, $87 thousand and $308 thousand were realized from sales of debt and equity securities in 1997, 1996 and 1995, respectively.

On November 29, 1996, $87.5 million of securities available for sale were transferred to the held to maturity portfolio. Net unrealized gains of $202 thousand associated with these securities are being amortized over the remaining lives of the individual securities.

At December 31, 1997, securities with a face value of $14.3 million were pledged to secure public deposits, and for other purposes required by law.

(3)   LOANS

The composition of the loan portfolio at December 31, 1997 and 1996 is as follows:

       (In thousands)                             1997        1996
       -------------------------------------------------------------
       Commercial, Financial and Agricultural   $ 73,523    $ 61,091
       Real Estate--Commercial                   155,983     178,780
       Real Estate--Residential                  136,305     128,577
       Real Estate--Construction                   8,695       3,420
       Installment Loans to individuals           15,450      14,831
       All Other Loans (including overdrafts)        432         534
       -------------------------------------------------------------
                                                $390,388    $387,233
       =============================================================

In connection with an acquisition, the Bank received financial assistance (loss sharing) with respect to certain acquired loans charged-off by the Bank during the three-year period ended June 30, 1996. The FDIC reimbursed the Bank, on a quarterly basis, 80% of net charge-offs and certain expenses related to loans subject to loss sharing aggregating $41.1 million. Charge-offs and eligible expenses on Segregated Assets, net of recoveries, aggregated $2.2 million and $3.7 million for 1996 and 1995. The Bank received $407 thousand and $2,951 thousand from the FDIC for eligible charge-offs, net of recoveries and eligible expenses, related to 1996 and 1995, respectively, in accordance with the loss sharing arrangement.

Expenses and charge-offs relating to the Segregated Assets had an insignificant effect on the Bank's noninterest expenses for 1996 and 1995. The Bank's share of the charge-offs was charged to the allowance for losses on the Segregated Assets (such allowance being a component of the Bank's overall allowance for loan losses), which was established in conjunction with the acquisition. All future losses on these loans will be charged to the Bank's allowance for loan losses. The Bank continues to be obligated to compensate the FDIC for a portion of recoveries received through June 1998 on loans previously charged off and for which the Bank received reimbursement from the FDIC. The Bank reimbursed the FDIC $133 thousand for such recoveries during 1997.

The Bank originates primarily residential real estate loans, commercial and installment loans, and to a lesser extent commercial real estate loans to customers throughout the state of Vermont. There were no loans held for sale at December 31, 1997 and 1996. Substantially all of the Bank's loan portfolio is based in the state of Vermont. There are no known significant industry concentrations in the loan portfolio. Loans serviced for others at December 31, 1997 and 1996 amounted to $230 million and $313 million, respectively.

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

An analysis of the reserve for possible loan losses for the years ended December 31, 1997 and 1996 is as follows:

         (In thousands)                         1997        1996
         ---------------------------------------------------------
         Balance, Beginning of Year           $15,700     $16,235
         Provision for Possible Loan Losses    (1,862)      3,150
         Loans Charged Off                     (1,696)     (5,135)
         Recoveries                             3,689       1,450
         ---------------------------------------------------------
         Balance, End of Year                 $15,831     $15,700
         =========================================================

Loan recoveries include $133 thousand and $247 thousand on Segregated Assets for 1997 and 1996, respectively. Loans charged off include $158 thousand on segregated assets for 1996.

The allowance for possible loan losses related to loans that are identified as impaired is based on discounted cash flows using the loan's effective interest rate or the fair value of the collateral for certain collateral dependent loans. The Company has determined that commercial and commercial real estate loans recognized by the Company as nonaccrual, loans past due over 90 days and still accruing, restructured troubled debt and certain internally adversely classified loans are generally equivalent to impaired loans.

Total impaired loans at December 31, 1997 and 1996 with a related allowance were $4.8 million and $8.4 million respectively, and the allowance associated with such loans was $665 thousand and $875 thousand, respectively. Interest payments on impaired loans are generally recorded as principal reductions if the remaining loan balance is not expected to be paid in full. If full collection of the remaining loan balance is expected, payments are recognized as interest income on a cash basis. During 1997 and 1996, the Company recorded interest income on impaired loans of approximately $394 thousand and $505 thousand, respectively. The average balance of impaired loans was $7.9 million in 1997 and $16.4 million in 1996.

Nonperforming assets at December 31, 1997 and 1996 were as follows:

             (In thousands)                     1997      1996
             --------------------------------------------------
             Nonaccrual loans                  $2,686    $4,091
             Restructured Loans                   215     2,403
             Loans Past Due 90 Days or More
              and Still Accruing Interest         403       216
             --------------------------------------------------
             Total Nonperforming Loans          3,304     6,710
             Other Real Estate Owned, Net         591     1,925
             --------------------------------------------------
                                               $3,895    $8,635
             ==================================================

The Bank had $215 thousand and $2,403 thousand of restructured loans that were performing in accordance with the modified agreement at December 31, 1997 and 1996, respectively.

The Bank's policy is to discontinue the accrual of interest and reverse uncollected interest receivable on loans when scheduled payments become contractually past due in excess of 90 days or, in the judgment of management, the ultimate collectibility of principal or interest becomes doubtful.

The amount of interest which was not earned but which would have been earned had the nonaccrual and restructured loans performed in accordance with their original terms and conditions was approximately $395 thousand, $1,493 thousand and $3,466 thousand in 1997, 1996 and 1995, respectively.

During 1997, the Bank consumated two transactions involving sales of loans, including certain impaired loans. The aggregate net book balue of loans sold was approximately $2.7 million. The Bank recognized a recovery of $396 thousand from the sale of these loans. During 1996, the Bank consummated three such transactions, including certain impaired loans. The aggregate net book value of loans sold in 1996 was approximately $13.2 million, resulting in a total loss on sales of $556 thousand, which was charged against the allowance for possible loan losses. All loans were sold without recourse.

An analysis of loans to directors, executive officers and associates of such persons for the year ended December 31, 1997 is as follows:

                  (In thousands)
                  --------------------------------------
                  Balance, December 31, 1996      $8,802
                  Additions                          732
                  Repayments                         584
                  --------------------------------------
                  Balance, December 31, 1997      $8,950
                  ======================================

It is the policy of the Bank to grant such loans on substantially the same terms, including interest rates and collateral, as those prevailing for comparable lending transactions with other persons. The December 31, 1996 balance has been adjusted to reflect changes in status of directors and executive officers during 1997.

(4)   PREMISES AND EQUIPMENT

The components of premises and equipment included in the accompanying consolidated balance sheets are as follows:

       (In thousands)                           1997       1996
       ---------------------------------------------------------
       Land and Buildings                     $12,601    $12,139
       Leasehold Improvements                   1,288        962
       Furniture, Equipment, and Software      10,617     14,223
       ---------------------------------------------------------
                                               24,506     27,324
       Less: Accumulated Depreciation
        and Amortization                       11,078     13,533
       ---------------------------------------------------------
                                              $13,428    $13,791
       =========================================================

Depreciation and amortization expense related to premises and equipment amounted to $2.0 million, $1.7 million and $1.9 million in 1997, 1996, and 1995, respectively.

The Bank leases certain properties for branch operations. Rent expense on these properties totaled $263 thousand, $240 thousand and $213 thousand for the years ended December 31, 1997, 1996 and 1995, respectively. Minimum lease payments for these properties subsequent to December 31, 1997 are as follows: 1998 - $220 thousand; 1999 - $168 thousand; 2000 - $137 thousand; 2001 - $135 thousand, 2002 - $101 thousand and $221 thousand thereafter.

During 1996, the Bank began a capital improvement project to upgrade its branch facilities and to make further investments in technology. At December 31, 1997, approximately $6.9 million has been capitalized related to these projects and will be depreciated over the estimated useful lives of the individual assets once they are placed in service. Additionally, the Bank has retired assets with a total net book value of $1.2 million in conjunction with these projects. Losses realized on dispositions have been charged against current earnings, $596 thousand in 1997 and $602 thousand in 1996.

During December 1997, a branch building and associated property located in Brattleboro, VT were transferred to the Other Real Estate Owned portfolio. The assets were valued at their fair market value of $450 thousand at the time of transfer which resulted in a $478 thousand charge to current earnings.

(5)   EMPLOYEE BENEFIT PLANS

Pension Plan

Prior to January 1995, the Company maintained a noncontributory defined benefit plan covering all eligible employees. The plan was a final average pay plan with benefits based on the average salary rates over the five consecutive plan years out of the last ten consecutive plan years that produce the highest average. It was the Company's policy to fund the cost of benefits expected to accrue during the year plus amortization of any unfunded accrued liability that had accumulated prior to the valuation date based on IRS regulations for funding. During 1994, the Company made the decision to freeze the plan beginning on January 1, 1995. During 1995, the plan was curtailed. Accordingly, all accrued benefits were fully vested and no additional years of service or age will be accrued. As a result of the curtailment, the Bank recognized a gain in the amount of $1.6 million in 1995.

The plan's funded status and amounts recognized in the accompanying consolidated balance sheets and statements of operations as of December 31, 1997 and 1996 are as follows:

      (In thousands)                                    1997     1996
      -----------------------------------------------------------------
      Projected Benefit Obligation for Service
       Rendered Through December 31, 1994              $6,610   $5,180
      Plan Assets                                       7,308    6,778
      -----------------------------------------------------------------
      Excess of Plan Assets Over
       Projected Benefit Obligation                       698    1,598
      Unrecognized Net Asset at January 1, 1987
       Being Amortized over 13.4 Years                    (54)     (99)
      Unrecognized Net Loss (Gain)                        602     (364)
      -----------------------------------------------------------------
      Prepaid Pension Costs Included
       In Other Assets                                 $1,246   $1,135
      =================================================================

A summary of (income) expense relating to the Company's pension fund for each of the three years in the period ended December 31, 1997 is as follows:

     (In thousands)                            1997      1996     1995
     ------------------------------------------------------------------
     Interest Cost on Projected Benefit
      Obligation                              $ 452     $ 402    $ 394
     Actual Return on Plan Assets              (996)     (692)    (816)
     Net Amortization and Deferral              433       119      172
     ------------------------------------------------------------------
                                              $(111)    $(171)   $(250)
     ==================================================================

The actuarial present value of the projected benefit obligation was determined using a weighted average discount rate of 7%, 7.6% and 7.5% as of December 31, 1997, 1996 and 1995, respectively. For 1997, 1996 and 1995 there was no assumed rate of increase in future compensation due to the freeze on plan benefits. The expected long-term rate of return on assets used was 8% in 1997, 9% in 1996 and 8% in 1995.

Employee Stock Ownership Plan/401(k) Plan

Under the terms of the Company's Employee Stock Ownership Plan (ESOP), eligible employees are entitled to contribute up to 15% of their compensation to the ESOP, and the Company contributes a percentage of the amounts contributed by the employees, as authorized by the Company's Board of Directors. The Company contributed approximately 126% and 120%, respectively, of the amounts contributed by the employees (200% of up to 4.5% of individual employee compensation in 1997 and 1996) in 1997 and 1996. Substantially all employer contributions to the ESOP are funded with cash and are used to purchase the Company's common stock.

Deferred Compensation Plans

Through December 1995, the Bank maintained an Executive Salary Continuation Plan and a Deferred Compensation Plan for Directors. In December 1995, the Bank and participants in its Executive Salary Continuation Plan and in the Fixed Growth Program of its Deferred Compensation Plan for Directors agreed to amend or terminate the existing plans. In satisfaction of all liabilities under those plans, the Bank agreed to make payments to, or credits for, the participants. Pursuant to these agreements, the Bank established several new plans (the "New Plans") and established certain trusts (the "Trusts") with Merchants Trust Company, to which it contributed an amount sufficient to cover the Bank's obligations under the New Plans. The New Plans used those payments, in part, to purchase newly issued common stock of the Company at its market price. The purchases have been accounted for as treasury stock transactions in the Company's consolidated financial statements. The portions of the payments made to the New Plans that were not invested in the common stock of the Company are included as investments in the consolidated financial statements and are classified as trading. In conjunction with the amendment and termination of the existing plans, the Bank either sold or surrendered certain life insurance policies and used the proceeds as a partial source to fund the lump sum payments made to the New Plans. As a result of these transactions, the Bank recognized increased earnings of $673 thousand in 1995. To the extent the obligations of the Company under the New Plans are based on investments by the New Plans in other than shares of the Company, the investments will be revalued at each reporting date with a corresponding adjustment to compensation expense. In addition, the obligation related to certain Company shares, originally purchased for $200 thousand, were revalued at each reporting date, with a corresponding adjustment to compensation expense. These Company shares were sold during December 1997.

Until July 1, 1997, Directors of the Bank were entitled to defer a portion of their compensation into a Deferred Compensation Plan for Directors known as the "Floating Growth (savings)" program. The Board of Directors voted at their February 1997 meeting to amend the Plan to provide that no additional compensation may be deferred into the Floating Growth (savings) program after July 1, 1997. Benefits accrue based on a monthly allowance for interest at a rate that is fixed from time to time at the discretion of the Board of Directors. The benefits under the Floating Growth (savings) program of the Deferred Compensation Plan for Directors and the New Plans are generally payable starting on the January 2 following a participant's 65th birthday or earlier death, and will be distributed to the participant (or upon the participant's death, to the participant's designated beneficiary) in accordance with the Plan.

Phantom Stock Plan

The Company maintained a Phantom Stock Plan, wherein certain key officers of the Bank were entitled to receive an annual award of phantom shares of stock for up to five consecutive years. All such awards were granted by June 30, 1993. In December 1995, the Bank entered into agreements with certain participants in the Bank's Phantom Stock Plan. The Bank agreed to pay, and those participants agreed to accept, lump sum amounts in full satisfaction of the Bank's obligations under the Plan.

A summary of (income) expense relating to the Company's various employee benefit plans for each of the three years in the period ended December 31, 1997 is as follows:

      (In thousands)                       1997       1996       1995
      ----------------------------------------------------------------
      Pension Plan                        $(150)     $(144)     $(250)
      Employee Stock Ownership
       Plan/401(k) Plan                     685        653        808
      Deferred Compensation Plans            20         27         25
      Phantom Stock Plan                      0        (16)        68
      ----------------------------------------------------------------
      Total                               $ 555      $ 520      $ 651
      ================================================================


(6)   STOCK BASED COMPENSATION PLANS

Stock Option Plans

The Company has granted stock options to certain key employees. The options granted vest after two years and are immediately exercisable upon vesting. Nonqualified stock options may be granted at any price determined by the Compensation Committee of the Board of Directors. All stock options have been granted at or above fair market value at the date of grant.


A summary of the Company's stock option activity is as follows

                                    1997                1996               1995
-------------------------------------------------------------------------------------
                                       Weighted            Weighted            Option
                              Number   Average    Number   Average    Number   Price
                                Of     Exercise     Of     Exercise     of      Per
                              Shares    Price     Shares    Price     Shares   Share
-------------------------------------------------------------------------------------
                                   (In thousands except per share data)
Options outstanding,
 beginning of year               50     $12.45      40      $11.72      20     $11.00
Granted                          71     $25.69      10      $15.38      20     $12.44
Exercised                        18      10.72      --          --      --         --
-------------------------------------------------------------------------------------
Options outstanding,
 end of year                    103     $21.88      50      $12.45      40     $11.72
Options exercisable              22     $12.53      20      $11.00      --         --
Weighted average fair value
 per option of options
 granted during year                    $ 6.71              $ 6.83             $ 6.72
-------------------------------------------------------------------------------------

As of December 31, 1997, the exercisable options outstanding were exercisable at prices ranging from $10.00 to $14.88 and had a weighted-average remaining contractual life of 4.2 years.

In October, 1995 the FASB issued SFAS No. 123, "Accounting for Stock Based Compensation" ("SFAS No. 123") which establishes a fair value based method of recognizing stock-based compensation expense. As permitted by SFAS No. 123, the Company has elected to continue to apply APB No. 25 to account for its stock-based compensation plans. Had compensation cost for awards under the Company's stock-based compensation plans been determined consistent with the method set forth under SFAS No. 123, the effect on the Company's net income and earnings per share would have been as follows:

                                          1997                        1996
------------------------------------------------------------------------------------
                                As Reported    Pro Forma    As Reported    Pro Forma
------------------------------------------------------------------------------------
                                        (In thousands except per share data)
Net Income                         $8,833        $8,679        $6,224        $6,063
Basic Earnings per Share           $ 2.00        $ 1.97        $ 1.45        $ 1.41
Diluted Earnings per Share         $ 1.99        $ 1.96        $ 1.45        $ 1.41
------------------------------------------------------------------------------------

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

The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997 and 1996, respectively: Risk-free interest rates of 6.00% for 1997 and 1996; Expected lives of options of 4 years for 1997 and 1996; Expected volatility of stock of 34.37% and 31.40%; Rate of dividends of 2.48% and 2.08%; and Pro-forma after tax compensation expense of $308 thousand for 1997 and $161 thousand for 1996.

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

Restricted Stock Plans

The Company and the Bank adopted new compensation plans for non-employee directors during 1997. Under the terms of the plans participating directors may elect to have all or a specified percentage of his or her compensation for a given year paid in the form of cash or deferred in the form of shares of restricted common stock of the Company. Directors who elect to have their compensation deferred shall be credited with a number of shares of the Company's stock equal in value to the amount of fees deferred plus a risk premium of not more than 25% of the amount deferred. The participating director may not generally sell, transfer or otherwise dispose of these shares, prior to the fifth anniversary of the date of the grant of such shares. With respect to shares of common stock issued or otherwise transferred to a participating director, the participating director will have the right to vote the shares and receive dividends or other distributions thereon. If a participating director resigns under certain circumstances the director shall forfeit all of his or her restricted shares which are risk premium shares. During 1997, 2,604 shares of common stock of the Company were distributed to a trust established under the terms of the new compensation plan. The "risk premium" is treated as an offset to stockholder's equity labeled "Unearned Compensation" and will be recognized as an expense ratably over the five-year restriction period.

(7)   INCOME TAXES

The provision (benefit) for income taxes for each of the three years in the period ended December 31, 1997 consists of the following:

        (In thousands)             1997       1996        1995
        --------------------------------------------------------
        Current                   $1,499    $ 3,307     $(3,092)
        Deferred (Prepaid)           884     (1,475)       (693)
        --------------------------------------------------------
                                  $2,383    $ 1,832     $(3,785)
        ========================================================

Prepaid and deferred income taxes result from differences between the income
(loss) for financial reporting and tax reporting relating primarily to the provision for possible loan losses. The net deferred tax asset amounted to approximately $4.4 million and $5.4 million at December 31, 1997 and 1996, respectively. This tax asset is included in other assets in the accompanying consolidated balance sheets.

The components of the net deferred tax asset as of December 31, 1997 and 1996 are as follows:

      (In thousands)                                1997        1996
      ----------------------------------------------------------------
      Reserve for Possible Loan Losses            $ 5,605     $ 6,261
      Deferred Compensation                         1,335       1,278
      Unrealized Securities Gains                    (197)       (129)
      Loan Fees                                       191         191
      Depreciation                                   (599)       (481)
      Accrued Liabilities                            (335)        291
      Capital Loss Carryforwards                      618         937
      Investments in Limited Partnerships            (712)       (668)
      Excess Servicing Right                          (31)        (43)
      Loan Market Adjustment                       (4,505)     (3,368)
      Other                                        (1,131)     (1,526)
      Tax Credit Carryforwards                      4,293       3,150
      Core Deposit Intangible                         526         434
      ----------------------------------------------------------------
                                                    5,058       6,327
      Valuation Allowance                            (618)       (937)
      ----------------------------------------------------------------
                                                  $ 4,440     $ 5,390
      ================================================================

A valuation allowance is provided when it is more likely than not that some portion of the net prepaid tax asset will not be realized. The Company has established a valuation allowance for capital loss carryforwards since such losses may only be utilized against future capital gains.

The following is a reconciliation of the federal income tax provision (benefit), calculated at the statutory rate, to the recorded provision (benefit) for income taxes:

(In thousands)                                    1997      1996        1995
------------------------------------------------------------------------------
Applicable Statutory Federal Income
 Tax (Benefit)                                  $ 3,779    $2,739     $(2,593)
(Reduction) Increase in Taxes
 Resulting From:
  Gain / (Loss) on Investment Securities           (134)       27        (114)
  Tax-exempt Income                                 (55)      (74)        (87)
  Tax Credits                                    (1,089)     (980)       (851)
  Other, Net                                       (118)       46        (227)
------------------------------------------------------------------------------
                                                $ 2,383    $1,832     $(3,785)
==============================================================================

The state of Vermont assesses a franchise tax for banks in lieu of income tax. The franchise tax is assessed based on deposits and amounted to approximately $386 thousand, $255 thousand, and $277 thousand in 1997, 1996, and 1995, respectively. These amounts are included in other expenses in the accompanying consolidated statements of operations. The Company received refunds of its 1995, 1994, and 1993 Vermont Franchise Taxes of $272 thousand, $285 thousand, and $240 thousand, respectively, during 1996.

(8)   OTHER BORROWED FUNDS

Other borrowed funds consist of the following at December 31, 1997 and 1996:

          (In thousands)                          1997      1996
          -------------------------------------------------------
          Treasury Tax and Loan Notes            $4,000    $3,599
          Short Term Borrowing                    4,000     6,000
          -------------------------------------------------------
                                                 $8,000    $9,599
          =======================================================

As of December 31, 1997, the Bank may borrow up to $20 million in federal funds on an unsecured basis.

The following table provides certain information regarding other borrowed funds for the two years ended December 31, 1997 and 1996:

                                  Maximum                      Weighted
                                 Month-End       Average     Average Rate      Weighted
                                  Amount         Amount         During       Average Rate
(In thousands)                  Outstanding    Outstanding     the Year       at Year End
-----------------------------------------------------------------------------------------
1997
Treasury Tax and Loan Notes       $ 4,182         $2,413         5.39%           5.27%
Federal Funds Purchased             3,850            906         5.99              --
Short Term Borrowing               15,000          4,880         5.87            6.16
-----------------------------------------------------------------------------------------
1996
Treasury Tax and Loan Notes       $ 4,572         $2,134         5.06%           5.37%
Federal Funds Purchased            11,500            703         4.59              --
Short Term Borrowing               11,500            774         5.46            5.90
Repurchase Agreements               7,660          2,366         5.79            4.48
-----------------------------------------------------------------------------------------

(9)   DEBT

Debt consists of the following at December 31, 1997 and 1996:

(In thousands)                                                 1997       1996
-------------------------------------------------------------------------------
9% Mortgage Note, Payable in Monthly Installments of
 $1.7 thousand (Principal and Interest) Through 2020          $  200     $  203
8.75% Mortgage Note, payable in Monthly Installments of
 $2.5 thousand (Principal and Interest) Through 2039           1,185      1,187
Federal Home Loan Bank Notes Payable, Interest Rates
 From 7.52% to 8.66% Due in 2001                               5,030      5,030
-------------------------------------------------------------------------------
                                                              $6,415     $6,420
===============================================================================

The 8.75% mortgage note relates to a low-income housing project. The monthly installments are subsidized by the U.S. Department of Agriculture, which pays $76 thousand annually so as to reduce the monthly principal and interest payments to an amount equivalent to a loan at a basis rate of 1%.

Maturities of debt subsequent to December 31, 1997 are as follows: 1998--$6 thousand; 1999--$6 thousand; 2000--$7 thousand; 2001--$5,038 thousand; 2002--$8 thousand and $1,350 thousand thereafter.

As of December 31, 1997, the Company is in compliance with all of the covenants of the Federal Home Loan Bank ("FHLB") agreements.

(10)  STOCKHOLDERS' EQUITY

Vermont state law requires the Bank to appropriate a minimum of 10% of net income to surplus until such time as appropriated amounts equal 10% of deposits and other liabilities. The Company's stockholders' equity includes $8.1 million as of December 31, 1997 and $7.2 million as of December 31, 1996 of such appropriations. Vermont state law also restricts the payment of dividends under certain circumstances.

(11)  EARNINGS PER SHARE

The following table presents a reconciliation of the calculations of basic and diluted earnings per share for the year ended December 31, 1997:

                                                                                  Per Share
                                                Income           Shares            Amount
---------------------------------------------------------------------------------------------
                                               (In thousands except share and per share data)
Basic Earnings Per Share:
  Income Available to Common Shareholders      $8,833          4,423,153            $2.00
Diluted Earnings Per Share:
  Options issued to Executives (See Note 6)        --             23,256
  Income Available to Common Shareholders
   plus Assumed Conversions                    $8,833          4,446,409            $1.99
=============================================================================================

Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Upon adoption of SFAS No. 128 the Company's reported earnings per share for 1996 and 1995 were restated. There was no effect on earnings per share for prior periods.

(12)  REENGINEERING

The Company began a reengineering project during 1995 to reduce ongoing operating costs. As a result, the Bank implemented a plan to reduce its workforce by approximately 250 employees. All employees were offered the opportunity to voluntarily terminate their employment, which would entitle them to a severance package equal to one week's pay for each year of service plus four additional weeks. Employees whose age plus years of service with the Company equalled at least 60 were offered an early retirement option whereby, in lieu of the plan described above, five years would be added to both their years of service and their age for purposes of determining vested benefits through the pension plan. The total severance charges incurred by the Company as a result of the reengineering project were approximately $1.3 million. The incremental cost of the enhanced early retirement benefit realized during 1995 was approximately $728 thousand.

In conjunction with the reengineering project, the Company engaged a consulting firm to assist in the identification of possible workforce reductions and the implementation of the reengineering plan. The fee earned by these consultants was, in part, contingent upon actual future operating cost reductions and the increase in noninterest income. The Company recognized all expenses associated with fees to these consultants of approximately $2 million in 1995. Pursuant to an agreement with these consultants, the Company made final payment to the consultants in 1997.

(13)  COMMITMENTS AND CONTINGENCIES

The Bank is a counterclaim defendant in a litigation entitled Pasquale and Vatsala Vescio, Counterclaim Plaintiffs v. The Merchants Bank, Counterclaim Defendant, now pending in the United States Bankruptcy Court for the District of Vermont.

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

Among other things, the Vescios have alleged that the Bank or its representatives violated supposed oral promises in connection with the origination and funding of the financing, and have claimed that the Bank is liable to them for damages based on the Bank's supposed "control" of the project and its alleged breach of covenants of "good faith" which the plaintiffs believe are to be implied from the loan documents. In addition, the plaintiffs have contended that the Bank breached some kind of duty of care they believe it owed to them, and have claimed that the Bank should not have exercised its contract rights when the loan went into default, but should have worked out the default in a way that was more favorable to the borrowers. The parties have conducted extensive discovery and the matter is now being tried in the Bankruptcy Court for the District of Vermont. Although it is not possible at this stage to predict the outcome of this litigation, the Bank believes that it has meritorious defenses to the plaintiffs' allegations. The Bank intends to vigorously defend itself against these claims.

The Company, the Bank, the Trust Company (the "Companies") and certain of their directors are defendants in a lawsuit filed in November of 1994 (the "Vermont Proceedings"). The Vermont Proceedings arose from certain investments managed for Trust Company customers and placed into the Piper Jaffray Institutional Government Income Portfolio (the "Portfolio"). In December of 1994, the Companies made payments to the Trust Company customers in amounts that the Companies believe reimbursed those customers fully for Portfolio losses. The United States District Court for the District of Vermont has dismissed the Plaintiff's claims in the Vermont Proceedings with prejudice, as moot, and has ordered payment of approximately $99,000 in attorneys fees to the attorneys representing the Plaintiff. The Plaintiff and his attorneys have appealed to the Second Circuit Court of Appeals the District Court's orders, and the Companies have appealed on certain limited issues.

The Companies have separately pursued claims against others on account of the losses suffered as a result of the investments in the Portfolio. Claims against Piper Jaffray Companies, Inc. were joined with the claims of others in a class action in the United States District Court for the District of Minnesota (the "Minnesota Proceedings"). The Minnesota Proceedings were settled by the parties and in February of 1997 the District Court ordered the net share of the settlement proceeds attributable to the Trust Company's investments to be paid to the Trust Company, starting approximately sixty days after the Court's order becomes final, except to the extent, if at all, any other court with jurisdiction has sooner given leave for some or all of those payments to be deposited with such other court pursuant to applicable rules. The attorneys representing the Plaintiff in the Vermont Proceedings and also representing, in the Minnesota Proceedings, the beneficiaries of four other Trust Company accounts, have appealed that order to the Eighth Circuit Court of Appeals. Those attorneys have taken the position that notwithstanding the payments made by the Companies to the Trust Company customers in December of 1994, any amounts paid under the Minnesota Proceedings on account of the Trust Company's Portfolio investments should be paid directly to the affected Trust Company customers (net of legal fees to be paid to those attorneys). Any recovery by the Companies from the Minnesota Proceedings is subject to the terms of an agreement between the Companies and their insurance carrier, which reimbursed the Companies, in part, for the December, 1994 payments.

Merchants Bancshares, Inc. and certain of its subsidiaries have been named as defendants in various legal proceedings arising from their normal business activities. Although the amount of any ultimate liability with respect to such proceedings cannot be determined, in the opinion of management, based upon the opinion of counsel on the outcome of such proceedings, any such liability will not have a material effect on the consolidated financial position of Merchants Bancshares, Inc. and its subsidiaries.

(14)  PARENT COMPANY

The Parent Company's investments in its subsidiaries are recorded using the equity method of accounting. Summarized financial information relative to the Parent Company only balance sheets at December 31, 1997 and 1996 and statements of operations and cashflows for each of the three years in the period ended December 31, 1997 are as follows:

(In thousands)
Balance Sheets as of December 31,                          1997      1996
----------------------------------------------------------------------------
Assets:
  Investment in and Advances to Subsidiaries*             $54,703    $47,999
  Other Assets                                              1,337        860
----------------------------------------------------------------------------
    Total Assets                                          $56,040    $48,859
============================================================================
Liabilities and Equity Capital:
  Other Liabilities                                       $ 3,104    $ 2,610
  Equity Capital                                           52,936     46,250
----------------------------------------------------------------------------
    Total Liabilities and Equity Capital                  $56,040    $48,860
============================================================================

(In thousands)
Statements of Operations for the Years Ended December 31,     1997      1996        1995
------------------------------------------------------------------------------------------
Dividends from Merchants Bank*                               $2,267    $   --     $    --
Equity in Undistributed Earnings (Losses) of Subsidiaries     6,652     6,306      (4,021)
Other Income (Expense), Net                                    (130)     (125)         72
(Provision) Benefit from Income Taxes                           (44)       43         107
------------------------------------------------------------------------------------------
Net Income (Loss)                                            $8,833    $6,224     $(3,842)
==========================================================================================

<F*>   Account balances are partially or fully eliminated in consolidation.

(In thousands)
Statements of Cash Flows for the Years Ended December 31,    1997       1996        1995
------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
  Net Income (Loss)                                         $8,833     $6,224     $(3,842)
  Adjustments to Reconcile Net Income (Loss) to Net Cash
   Provided by Operating Activities:
    Gains on Investment Securities                              --         --        (309)
    (Increase) Decrease in Miscellaneous Receivables           116         99        (613)
    Increase in Miscellaneous Payables                          40         --       2,528
    Equity in Undistributed (Income)
      Losses of Subsidiaries                                (6,679)    (6,306)      4,021
------------------------------------------------------------------------------------------
Net Cash Provided by Operating Activities                    2,310         17       1,785
------------------------------------------------------------------------------------------

Cash Flows from Investing Activities:
  Repayment of Advances from Subsidiaries                       --         --       1,035
  Proceeds from Sales of Investment Securities                  --         --         644
------------------------------------------------------------------------------------------
Net Cash Provided by Investing Activities                       --         --       1,679
------------------------------------------------------------------------------------------

Cash Flows From Financing Activities:
  Sale of Treasury Stock                                     1,234         --         179
  Acquisition of Treasury Stock                             (1,390)        --      (2,083)
  Proceeds from Exercise of Employee Stock Options              42         --          --
  Issuance of Common Stock                                      --         --       2,554
  Principal Payments on Debt                                    --         --      (4,800)
  Dividends Paid                                            (2,217)        --          --
  Other, Net                                                   (35)        --          --
------------------------------------------------------------------------------------------
Net Cash Used in Financing Activities                       (2,366)        --      (4,150)
------------------------------------------------------------------------------------------

Increase (decrease) in Cash and Cash Equivalents               (56)        17        (686)
Cash and Cash Equivalents at Beginning of Year                 318        301         987
------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Year                    $  262     $  318     $   301
==========================================================================================
Total Interest Payments                                     $   --     $   --     $   333
Taxes Paid                                                   3,820         --          --
------------------------------------------------------------------------------------------

(15)  FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

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

Exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and financial guarantees written is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments as it does for on-balance sheet instruments. The contractual amounts of these financial instruments at December 31, 1997 and 1996 are as follows:

    (In thousands)                                   Contractual Amount
    -------------------------------------------------------------------
    1997
    Financial Instruments Whose Contract Amounts
     Represent Credit Risk:
      Commitments to Extend Credit                         $81,762
      Standby Letters of Credit                              5,650
      Loans Sold with Recourse                               1,182
    -------------------------------------------------------------------
    (In thousands)                                   Contractual Amount
    -------------------------------------------------------------------
    1996
    Financial Instruments Whose Contract Amounts
     Represent Credit Risk:
      Commitments to Extend Credit                         $80,756
      Standby Letters of Credit                              6,104
      Loans Sold with Recourse                               1,219
    -------------------------------------------------------------------

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

Standby letters of credit and financial guarantees written are conditional commitments issued by the Bank to guarantee performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. Most guarantees extend for less than two years, and approximately 75% are for less than $100 thousand. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank obtains real and/or personal property as collateral for those commitments for which collateral is deemed to be necessary.

The Bank may enter into commitments to sell loans, which involve market and interest rate risk. There were no such commitments at December 31, 1997 or 1996.

Interest Rate Floor Contracts

Interest rate floor transactions generally involve the exchange of fixed and floating rate interest payments without the exchange of the underlying principal amounts. The Company uses floor contracts to mitigate the effects on net interest income in the event interest rates on floating rate loans decline. The Company is exposed to risk should the counterparty default in its responsibility to pay interest under the terms of the floor agreement, but minimizes this risk by performing normal credit reviews on the counterparties, by limiting its exposure to any one counterparty, and by utilizing well known national investment firms as counterparties. Notional principal amounts are a measure of the volume of agreements transacted, but the level of credit risk is significantly less. At December 31, 1997 and December 31, 1996, the notional principal amounts of such contracts outstanding was $30 million and $20 million respectively. At December 31, 1997 and December 31, 1996, the amortized cost of such contracts was $69 thousand and $74 thousand respectively. No amounts have been received with respect to these contracts.

(16)  FAIR VALUE OF FINANCIAL INSTRUMENTS

Investments

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents and stock in the Federal Home Loan Bank of Boston approximate fair values. Fair value for investment securities is determined from quoted market prices, when available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

An analysis of the fair value of the investment securities as of December 31, 1997 and 1996 is as follows:

                                           1997                      1996
----------------------------------------------------------------------------------
                                  Carrying                  Carrying
(In thousands)                     Amount     Fair Value     Amount     Fair Value
----------------------------------------------------------------------------------
Securities Available for Sale     $ 44,241     $ 44,241     $ 57,656     $ 57,656
Securities Held to Maturity        111,458      112,467       86,904       86,004
Marketable Equity Securities            --           --          230          230
----------------------------------------------------------------------------------
                                  $155,699     $156,708     $144,790     $143,890
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

An analysis of the fair value of the loan portfolio as of December 31, 1997 and 1996 is as follows:

                                           1997                      1996
----------------------------------------------------------------------------------
                                  Carrying                  Carrying
(In thousands)                     Amount     Fair Value     Amount     Fair Value
----------------------------------------------------------------------------------
Net Loans                         $374,557     $378,093     $371,533     $371,187
----------------------------------------------------------------------------------

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

An analysis of the fair value of deposits as of December 31, 1997 and 1996 is as follows:

                                           1997                      1996
----------------------------------------------------------------------------------
                                  Carrying                  Carrying
(In thousands)                     Amount     Fair Value     Amount     Fair Value
----------------------------------------------------------------------------------
Demand Deposits                   $ 76,712     $ 76,712     $ 80,576     $ 80,576
Savings, NOW and Money Market      267,396    	268,380      263,882      263,967
Time Deposits $100 thousand
 and greater                        23,307       23,540       20,370       20,522
Other Time Deposits                138,429      139,812      143,452      144,516
----------------------------------------------------------------------------------
                                  $505,844     $508,444     $508,280     $509,581
==================================================================================

Debt

The fair value of debt is estimated using current market rates for borrowings of similar remaining maturity.

An analysis of the fair value of the borrowings of the Company as of December 31, 1997 and 1996 is as follows:

                                      1997                      1996
-----------------------------------------------------------------------------
                             Carrying                  Carrying
(In thousands)                Amount     Fair Value     Amount     Fair Value
-----------------------------------------------------------------------------
Other Borrowed Funds          $8,000       $8,000       $9,599       $9,599
-----------------------------------------------------------------------------
Debt                           6,415        6,645        6,420        6,732
-----------------------------------------------------------------------------

Commitments to Extend Credit And Standby Letters Of Credit

The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of financial standby letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties. The fair value of commitments to extend credit and standby letters of credit is $65 thousand and $88 thousand as of December 31, 1997 and 1996, respectively.

Interest Rate Floors

The fair value of the interest rate floors associated with variable rate commercial loans approximates the book carrying value. Management bases estimates on quotes, from qualified investment brokers, of the market value of the floor at the reporting date. The fair value of the interest rate floor contracts at December 31, 1997 was $49 thousand, the amortized cost was $69 thousand.


(17)  SUMMARY OF UNAUDITED FINANCIAL INFORMATION:

(In thousands except per share data)        1997                                                   1996
-------------------------------------------------------------------------------------------------------------------------------
                       Q4         Q3         Q2         Q1         Year       Q4         Q3         Q2         Q1         Year
-------------------------------------------------------------------------------------------------------------------------------
Interest and Fee
 Income              $12,120    $12,137    $12,017    $11,884    $48,158    $11,909    $11,901    $11,990    $12,204    $48,004
Interest Expense       4,616      4,578      4,576      4,468     18,238      4,599      4,573      4,642      4,858     18,672
-------------------------------------------------------------------------------------------------------------------------------
Net Interest
 Income                7,504      7,559      7,441      7,416     29,920      7,310      7,328      7,348      7,346     29,332
Provision for
 Possible Loan
 Losses(1)            (2,162)        --         --        300     (1,862)       450        900        900        900      3,150
Noninterest
 Income(2)             2,700      1,740      1,715      1,761      7,916      1,972      1,897      2,174      2,913      8,956
Noninterest
 Expense(3)            9,057      6,445      6,468      6,512     28,482      6,582      6,215      6,639      7,646     27,082
-------------------------------------------------------------------------------------------------------------------------------
Income Before
 Provision for
 Income Taxes          3,309      2,854      2,688      2,365     11,216      2,250      2,110      1,983      1,713      8,056
Provision For
 Income Taxes            607        665        610        501      2,383        548        501        439        344      1,832
-------------------------------------------------------------------------------------------------------------------------------
Net Income           $ 2,702    $ 2,189    $ 2,078    $ 1,864    $ 8,833    $ 1,702    $ 1,609    $ 1,544    $ 1,369    $ 6,224
===============================================================================================================================
Basic Earnings
 Per Share           $  0.61    $  0.50    $  0.47    $  0.42    $  2.00    $  0.40    $  0.37    $  0.36    $  0.32    $  1.45
===============================================================================================================================
Cash Dividends
 Declared Per
 Share               $  0.15    $  0.15    $  0.10    $  0.10    $  0.50    $    --    $    --    $    --    $    --    $    --
===============================================================================================================================

<F1> During the fourth quarter of 1997 the Bank recognized recoveries on two previously charged off loans of $2.2 million. This amount was credited to income through the provision for loan losses.
<F2> During the fourth quarter of 1997 the Bank recognized a gain of $840 on a security it held with a zero basis.
<F3> During the fourth quarter of 1997 the Bank recognized losses resulting from its conversion to the Windows NT platform totaling $590 thousand; the Bank incurred or accrued legal and professional expenses in conjunction with a lawsuit brought by a former customer totaling $1.2 million; the Bank made a one-time contribution to the Merchants Bank
     Foundation of $400 thousand; and a $478 thousand write-down was taken against one of the Bank's branch properties, based on the decision to sell the property.

(18)  REGULATORY ENVIRONMENT

The Bank and the Company are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possible additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Bank's and the Company's financial statements. Under capital adequacy guidelines, the Bank and the Company must meet specific capital guidelines that involve quantitative measures of the Bank's and the Company's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank is also subject to the regulatory framework for prompt corrective action that requires the Bank to meet specific capital guidelines to be considered well capitalized. The Bank's and the Company's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank and the Company to maintain minimum ratios (set forth in the table below) of total and Tier-1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier-1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 1997, that the Bank and the Company meet all capital adequacy requirements to which it is subject.

As of December 31, 1997, the most recent notification from the FDIC categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution's category. To be considered well capitalized under the regulatory framework for prompt corrective action, the Bank must maintain minimum Tier-1 Leverage, Tier-1 Risk-Based, and Total Risk-Based Capital ratios as set forth in the table below.

                                                                            To Be Well-
                                                                         Capitalized Under
                                                       For Capital       Prompt Corrective
(In thousands)                       Actual         Adequacy Purposes    Action Provisions
------------------------------------------------------------------------------------------
                               Amount    Percent    Amount    Percent    Amount    Percent
------------------------------------------------------------------------------------------
As of December 31, 1997:

Merchants Bancshares, Inc.:
  Tier 1 Risk-Based Capital    $50,596    12.49%    $16,201     4.00%        N/A
  Total Risk-Based Capital      55,806    13.78      32,401     8.00         N/A
  Tier 1 Leverage Capital       50,596     8.70      23,266     4.00         N/A
Merchants Bank:
  Tier 1 Risk-Based Capital    $52,536    12.94%    $16,246     4.00%    $24,369    6.00%
  Total Risk-Based Capital      57,746    14.22      32,491     8.00      40,614   10.00
  Tier 1 Leverage Capital       52,536     9.01      23,313     4.00      29,141    5.00
------------------------------------------------------------------------------------------
As of December 31, 1996:

Merchants Bancshares, Inc.:
  Tier 1 Risk-Based Capital    $43,814    11.08%    $15,811     4.00%        N/A
  Total Risk-Based Capital      48,888    12.37      31,623     8.00         N/A
  Tier 1 Leverage Capital       43,814     7.50      23,381     4.00         N/A
Merchants Bank:
  Tier 1 Risk-Based Capital    $45,517    11.56%    $15,757     4.00%    $23,635    6.00%
  Total Risk-Based Capital      50,574    12.84      31,513     8.00      39,392   10.00
  Tier 1 Leverage Capital       45,517     7.80      23,330     4.00      29,163    5.00
------------------------------------------------------------------------------------------


                 Merchants Bancshares, Inc. and Subsidiaries
                        Interest Management Analysis

(In thousands, taxable equivalent)               1997                  1996                  1995
--------------------------------------------------------------------------------------------------------
                                          Interest    % of      Interest    % of      Interest    % of
                                          Income/    Average    Income/    Average    Income/    Average
                                          Expense     Assets    Expense     Assets    Expense     Assets
--------------------------------------------------------------------------------------------------------

NET INTEREST INCOME:
  Total Interest Income, Including
   Fees on Loans                          $ 48,254     8.35%    $ 48,140    8.29%     $ 51,315     7.99%
  Interest Expense                          18,238     3.15       18,672    3.21        23,002     3.58
--------------------------------------------------------------------------------------------------------
  Net Interest Income Before Provision
   for Possible Loan Losses                 30,016     5.19       29,468    5.07        28,313     4.41
  Provision for Possible Loan Losses        (1,862)   -0.32        3,150    0.54        12,100     1.88
--------------------------------------------------------------------------------------------------------
  Net Interest Income                     $ 31,878     5.51%    $ 26,318    4.53%     $ 16,213     2.52%
========================================================================================================

OPERATING EXPENSE ANALYSIS:
  Noninterest Expense
    Personnel                             $ 10,674     1.85%    $ 10,013    1.72%     $ 13,434     2.09%
    Occupancy Expense                        2,171     0.38        2,054    0.35         2,178     0.34
    Equipment Expense                        2,325     0.40        2,024    0.35         2,069     0.32
    Loss/(Gain) on Disposition of Fixed
     Assets                                  1,088     0.19         (565)                    0
    Other                                   12,224     2.11       13,556    2.33        15,974     2.49
--------------------------------------------------------------------------------------------------------
  Total Noninterest Expense                 28,482     4.93       27,082    4.66        33,655     5.24
--------------------------------------------------------------------------------------------------------
  Less Noninterest Income
    Service Charges on Deposits              3,075     0.53        3,347    0.58         3,184     0.50
    Other, Including Securities Gains        4,841     0.84        5,609    0.96         6,632     1.03
--------------------------------------------------------------------------------------------------------
  Total Noninterest Income                   7,916     1.37        8,956    1.54         9,816     1.53
--------------------------------------------------------------------------------------------------------
  Net Operating Expense                   $ 20,566     3.56%    $ 18,126    3.13%     $ 23,839     3.71%
========================================================================================================

SUMMARY:
  Net Interest Income                     $ 31,878     5.51%    $ 26,318    4.53%     $ 16,213     2.52%
    Less: Net Overhead                      20,566     3.56       18,126    3.13        23,839     3.71
--------------------------------------------------------------------------------------------------------
  Profit Before Taxes-
   Taxable Equivalent Basis                 11,312     1.96        8,192    1.41        (7,626)   -1.19
  Net Profit (Loss) After Taxes           $  8,833     1.53%    $  6,224    1.07%     $ (3,842)   -0.60%
--------------------------------------------------------------------------------------------------------
TOTAL AVERAGE ASSETS:                     $578,090              $580,860              $642,487
========================================================================================================


                         Merchants Bancshares, Inc.
                       Five Year Summary of Operations
          (Not Covered by Report of Independent Public Accountants)

                                                                    For the Years Ended December 31,
------------------------------------------------------------------------------------------------------------------
(In thousands except per share data)                     1997          1996        1995        1994        1993
------------------------------------------------------------------------------------------------------------------

INCOME STATEMENT
Interest and Investment Income                         $ 48,158      $ 48,004    $ 51,315    $ 53,319    $ 51,474
Interest Expense                                         18,238        18,672      23,002      22,377      21,956
------------------------------------------------------------------------------------------------------------------
Net Interest Income                                      29,920        29,332      28,313      30,942      29,518
Provision for Possible Loan Losses                       (1,862)        3,150      12,100      10,000      23,822
------------------------------------------------------------------------------------------------------------------
Net Interest Income after Provision for Loan Losses      31,782        26,182      16,213      20,942       5,696
------------------------------------------------------------------------------------------------------------------
Other Income                                              7,916         9,363      12,766      15,038      12,128
Other Expense                                            28,482        27,489      36,606      41,712      28,016
------------------------------------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE INCOME TAXES                        11,216         8,056      (7,627)     (5,732)    (10,192)
Provision (benefit) for Income Taxes                      2,383         1,832      (3,785)     (2,842)     (4,410)
------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                      $  8,833      $  6,224    $ (3,842)   $ (2,890)   $ (5,782)
==================================================================================================================

SELECTED AVERAGE BALANCES
Total Assets                                           $578,090      $580,860    $642,487    $709,077    $705,516
Average Earning Assets                                  540,830       533,192     575,551     620,070     627,049
Loans                                                   394,289       406,514     481,047     514,843     515,805
Total Deposits                                          505,987       513,923     556,242     598,305     570,957
Long-Term Debt                                            6,418         8,925      28,707      45,433      47,835
Shareholders' Equity                                     49,140        43,111      40,848      46,331      48,511
Shareholders' Equity plus Loan Loss Reserve              65,407        59,094      58,794      65,322      59,999

SELECTED RATIOS
Net Income (Loss) to:
  Average Stockholders' Equity                            17.98%        14.44%      (9.41)%     (6.24)%    (11.92)%
  Average Assets                                           1.53          1.07       (0.60)      (0.41)      (0.82)
Average Stockholders' Equity to Average Total Assets       8.50          7.42       (6.36)      (6.53)      (6.88)
Common Dividend Payout Ratio                              25.00            --          --          --          --
Loan Loss Reserve to Total Loans at Year End               4.06          4.05        3.61        3.90        3.50
Net Charge-Offs to Average Loans                          (0.51)         1.26        3.28        1.97        1.95

PER SHARE
Basic Earnings per Common Share                        $   2.00      $   1.45    $  (0.90)   $  (0.68)   $  (1.37)
Diluted Earnings Per Common Share                          1.99          1.45       (0.90)      (0.68)      (1.37)
Cash Dividends Paid                                        0.50            --          --          --        0.20
Year End Book Value                                       11.95         10.78        9.38       10.00       10.74

OTHER
Cash Dividends Paid                                    $  2,141      $     --    $     --    $     --    $    848


              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, this Annual Report on Form 10-K may contain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including, without limitation, (i) the fact that the Company's success is dependent to a significant extent upon general economic conditions in Vermont and Vermont's ability to attract new business, (ii) the fact that the Company's earnings depend to a great extent upon the level of net interest income (the difference between interest income earned on loans and investments and the interest expense paid on deposits and other borrowings) generated by the Bank, and the level of net interest income and thus the Bank's results of operations may be adversely affected by increases or decreases in interest rates, (iii) the fact that the banking business is highly competitive and the profitability of the Company depends upon the Bank's ability to attract loans and deposits in Vermont, where the Bank competes with a variety of traditional banking and nontraditional institutions such as credit unions and finance companies, and (iv) the fact that at December 31, 1997, the Company's balance sheet loan portfolio was $390 million of which commercial loans represented 58.8%, exposing the Company to the risks inherent in financings based upon analyses of credit risk, the value of underlying collateral, including real estate, and other more intangible factors which are considered in making commercial loans. Accordingly, the Company's profitability may be negatively impacted by errors in risk analyses and by loan defaults and the ability of certain borrowers to repay such loans may be adversely affected by any downturn in general economic conditions. These factors, as well as general economic and market conditions, may materially and adversely affect the market price of the Company's common shares. Because of these and other factors, past financial performance should not be considered an indicator of future performance. The forward-looking statements contained herein represent the Company's judgment as of the date of this Form 10-K, and the Company cautions readers not to place undue reliance on such statements.

The following discussion and analysis of financial condition and results of operations of the Company and its subsidiaries for the three years ended December 31, 1997 should be read in conjunction with the consolidated financial statements and notes thereto and selected statistical information appearing elsewhere in this Annual Report on From 10-K. The information is discussed on a fully taxable equivalent basis. Particular attention should be given to the Interest Management Analysis and Five Year Summary of Operations tables immediately preceding this discussion upon which this discussion is primarily based. The financial condition and operating results of the Company essentially reflect the operations of its principal subsidiary, Merchants Bank.

RESULTS OF OPERATIONS: OVERVIEW

The Company recognized net income of $8.8 million for the year ended December 31, 1997, an increase of $2.6 million from 1996. There were a number of significant events during 1997 that contributed to this increase. Due to the continued strength of the Bank's asset quality, and management's assessment of the adequacy of the loan loss reserve as an indicator of that strength, the Bank discontinued providing for loan losses during the second quarter of 1997, after taking a $300 thousand provision in the first quarter of the year. During the fourth quarter of 1997 the Company recognized recoveries on two previously charged down loans of $2.2 million. This amount was credited to income through the provision for loan losses. The Company also recognized a gain of $840 thousand on an investment held in conjunction with one of the above transactions. Conversely, the Company incurred legal and professional expenses in conjunction with a lawsuit brought by a former customer totaling $1.9 million during 1997 (See "Noninterest Income and Expenses"). The Company also recognized losses resulting from the disposition of certain fixed assets in conjunction with its conversion to the Windows NT platform totaling $400 thousand, as well as training and project management costs of $395 thousand. An additional significant event during 1997 was a one-time contribution of $400 thousand to the Merchants Bank Foundation, a charitable organization created during the 1980s to promote community activities in Vermont. Finally, the Company made the decision to market for sale one of its branch properties, and plans to lease back the portion of the building used for the branch. A loss of $478 thousand was recognized in conjunction with this decision in the fourth quarter of 1997. Core earnings (pretax earnings excluding the provision for loan losses and certain one-time events) increased from approximately $11.2 million in 1996 to $12.1 million in 1997. The increase in core earnings is due primarily to an overall increase in earning assets from $533 million in 1996 to $540 million in 1997, coupled with an overall decrease in interest bearing liabilities from $451 million in 1996 to $446 million in 1997. These factors coupled with the overall interest rate environment have had the effect of slightly increasing the Bank's net interest margin from 5.53% in 1996 to 5.55% in 1997.

The Company recognized net income of $6.2 million for the year ended December 31, 1996. Core earnings (pretax earnings, excluding the provision for loan losses) increased from approximately $8.5 million in 1995 to $10.1 million in 1996. This increase is attributable to several factors. The Company's portfolio of nonperforming loans decreased by $20.6 million from $27.3 million at year-end 1995 to $6.7 million at year-end 1996. Additionally, the Company's OREO portfolio decreased by $5.9 million from $7.8 million at year-end 1995 to $1.9 million at year-end 1996. The reductions in nonperforming asset levels allowed the Company to redeploy funds into earning assets and reduce administrative efforts associated with a nonperforming asset portfolio. Also, the Company began a reengineering project during 1995 to reduce ongoing operating costs through a reduction in workforce and improved operating efficiencies. The Company estimates that the changes made as a result of the reengineering have reduced noninterest expenses by approximately $4.6 million, and have had a marginal effect on noninterest income.

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

Basic earnings (losses) per share were $2.00, $1.45 and $(0.90) for the years ended December 31, 1997, 1996 and 1995, respectively. Fully diluted earnings per share were $1.99, $1.45 and $(0.90) for the years ended December 31, 1997, 1996 and 1995, respectively. In January 1997 the Company declared a dividend, its first since April of 1993. The Company continued dividends for the rest of 1997 declaring and distributing a total of $.50 per share during 1997. In January 1998, the Company declared a dividend of $0.17 per share.

The net income (loss) as a percentage of average equity capital was 17.98%, 14.44% and (9.41%) for 1997, 1996 and 1995, respectively. The ten-year average return on equity is 8.75% at December 31, 1997. The net income
(loss) as a percentage of average assets was 1.53%, 1.07% and (.60%) in 1997, 1996 and 1995, respectively. The ten-year average return on assets is
 .64% at December 31, 1997.

YEAR 2000

The Bank is taking measures to address the impact of the Year 2000 issue on its information systems. The Year 2000 issue, which is common to most corporations, and especially important to banks, concerns the inability of information systems, primarily computer software programs, to properly recognize and process date sensitive information as the year 2000 approaches. Since the middle of 1997, a Year 2000 Committee (the Committee) has been meeting and planning the actions the Bank needs to take to verify that the Bank, all of its' vendors, and largest borrowing customers are in compliance with Year 2000 requirements in advance of this millenium change. The Committee is chaired by the Bank's Senior Operations Officer, and includes the Chief Financial Officer, Chief Auditor/Risk Management Officer, Information Systems Manager, Senior Loan Underwriter, a Trust Company Officer and Facilities/Administration Manager. The Committee provides progress reports to the Bank's senior management and reports at least quarterly to the Board of Directors. The Committee has established an assessment process that includes contacting and requesting a Year 2000 plan and testing information from all vendors and the Bank's largest borrowing customers. The Committee has contacted 175 vendors and service providers and has received responses from critical vendors and service providers. The goal is to complete programming changes and to have testing well underway for mission-critical systems by December 31, 1998. Decisions regarding replacement of any known non-compliant equipment or software will be made as early in 1998 as possible. The Bank will seek to ensure that future system installations will be year 2000 compliant. The Bank's core software provider has been working to solve the Year 2000 issue for over two years, and has reported to the Bank that, in its' opinion, the bulk of the reprogramming is complete. This core software is the Bank's most significant Year 2000 risk. Merchants Bank is regulated by the Federal Deposit Insurance Corporation ("FDIC"), which reviewed the Year 2000 plans during the fourth quarter of 1997. The FDIC intends to monitor the Bank's compliance efforts on a quarterly basis through the year 2000. Current plans do not include the use of outside vendors or temporary employees. The Committee currently estimates that there will be costs associated with replacing certain non-compliant software and/or hardware. The Bank plans to replace many of its ATMs as well as upgrade certain software and equipment. The cost of these replacements is estimated to be $1.1 million, these costs will be capitalized and depreciated over the estimated useful lives of the assets, as such assets represent replacement of existing equipment. Additional expenses are estimated to be $135 thousand and will be expensed as incurred

NET INTEREST INCOME

Net interest income before the provision for possible loan losses is the difference between total interest, loan fees and investment income, and total interest expense. Net interest income before the provision for possible loan losses is a key indicator of a bank's performance in managing its assets and liabilities. Maximization and stability of net interest income is a primary objective of the Bank. From 1996 to 1997, total interest and dividend income increased $154 thousand (0.3%) and total interest expense decreased $434 thousand (2.32%). This resulted in an increase to net interest income before provision for possible loan losses on a fully taxable equivalent basis of $588 thousand (1.97%) from $29.3 million in 1996 to $29.9 million in 1997. A number of factors contributed to these changes. First, the Company's portfolio of nonperforming loans continued to decrease, from $6.7 million at year-end 1996 to $3.3 million at year-end 1997, and the Company's OREO portfolio decreased by $1.3 million from $1.9 million at year-end 1996 to $591 thousand at year-end 1997. Second, the Bank's overall loan portfolio increased by $3.2 million (0.8%), while the Bank's investment portfolio increased by $11.4 million (7.87%). Finally, deposits have decreased by $2.5 million from year-end 1996 to year-end 1997 (see "Balance Sheet Analysis" for a more comprehensive discussion of changes in the balance sheet). The yield on total interest earning assets has decreased from 9.03% for the year 1996 to 8.92% for the year 1997, as a result of the change in the composition of interest earnings assets discussed above, and increased competition from both bank and non-bank competitors. The cost of interest bearing liabilities has decreased slightly from 4.14% for the year 1996 to 4.09% for the year 1997. This decrease in cost results from the Bank's continuing strategies to encourage the movement of balances from time deposits to money market accounts and NOW accounts. The Bank has seen its FreedomLYNX accounts increase by $7.3 million over the course of 1997. These accounts pay interest using a tiered rate structure, the current cost of these funds is approximately 1.76%. Rates on money market accounts were increased in the early part of 1997 to place the bank more competitively in the marketplace, and to make these types of accounts more attractive to investors. As interest rates fluctuate, money market accounts tend to move in lock step with the changes instead of lagging the market as time deposits typically do. Because the Bank's net interest income is more sensitive to a decline in rates the Bank is better served to have more of its' core funding in variable rate deposits. The combination of the changes discussed above lead to a small increase in the overall net interest margin from 5.53% for the year 1996 to 5.55% for the year 1997.

From 1995 to 1996, total interest income decreased $3.3 million (6.45%), and total interest expense decreased $4.3 million (18.8%). This resulted in an increase in net interest income before the provision for possible loan losses on a fully taxable equivalent basis of $1 million (4.20%) from $28.5 million in 1995 to $29.5 million in 1996. A number of factors contributed to this change. First, the Bank's overall loan portfolio decreased by $62 million (13.8%), while the Bank's investment portfolio increased by $46 million (47%) (See "Balance Sheet Analysis" for a more comprehensive discussion of changes in the balance sheet.) This shift of funds from the loan portfolio to the lower yielding investment portfolio decreased the Bank's overall net interest income. However, the Bank decreased its nonperforming loan portfolio by $20.6 million (75%), which created earning assets and increased the yield on the overall loan portfolio from 9.61% to 9.86%. Second, during 1995, the Company paid off $20.4 million in long term debt accruing at an average interest rate of 9.81%, resulting in a reduction in the Company's cost of funds from 4.51% in 1995 to 4.14% in 1996. Finally, the Bank made a strategic decision to lower the rates paid on certain interest-bearing checking and money market accounts, which reduced its cost of deposits from 4.16% in 1995 to 4.07% in 1996. These factors combined to increase the Company's net interest margin from 4.95% in 1995 to 5.53% in 1996.

Total fees on loans decreased $714 thousand from $2,333 thousand in 1996 to $1,619 thousand in 1997. This decrease is due primarily to a strategic decision made by the Bank's Asset/Liability Committee a year ago to hold many of its originated mortgages in portfolio rather than sell them in the secondary market. The Bank has historically had a disproportionately low allocation of residential real estate mortgages in its portfolio. The retention of these credits in portfolio, while decreasing servicing revenue, will result in higher interest revenue than could be earned in the Bank's investment portfolio. Total fees on loans changed by an immaterial amount from 1995 to 1996 and had a minimal effect on the change in net interest income.

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

Excluding the FDIC assistance received pursuant to the loss sharing agreement (see "FDIC Assisted Acquisition") of $407 thousand during 1996, noninterest income decreased $1 million (11.6%) from 1996 to 1997. There are three one-time events in the two years that effected this change. First, during 1997, the Bank recognized an $840 thousand gain on an investment it had with a zero basis. Second, during 1996, the Bank recognized a net gain on the sale of a bank branch of $300 thousand, and third, during 1996, the Bank received refunds of Vermont Franchise Tax paid in prior years of $885 thousand. Trust Company revenue has increased $142 thousand (9.51%) in 1997 over 1996, the result of increased marketing efforts by the Trust Company. Service charges on deposits have decreased $272 thousand from 1996 to 1997 as the Bank continues to increase FreedomLYNX account balances. These accounts charge no fees to customers who have a direct deposit, a debit card or an automatic loan payment. Although there are generally no fees on these accounts, the average interest cost is approximately 1.76% and the average balance maintained by the customer is higher than a regular checking account. Fees received related to merchants discounts on credit cards have decreased by $159 thousand as a result of lower transaction volumes during 1997.

Excluding the FDIC assistance received pursuant to the loss sharing agreement (see "FDIC Assisted Acquisition"), the gain on the curtailment of the pension plan recognized in 1995, and net gains on investment securities, noninterest income increased $1 million (13.35%) from 1995 to 1996. There were two nonrecurring items comprising the majority of the net increase: a net gain on the sale of a branch of $300 thousand and refunds of Vermont Franchise Taxes paid in prior years of $800 thousand.

Noninterest expenses increased $1.4 million (5.17%) in 1997 from 1996, excluding losses and write-downs on Segregated Assets reimbursed by the FDIC. There were several significant nonrecurring events contributing to this increase. The first such expense is the expenses recognized in conjunction with the Company's conversion to the Windows NT platform. The significant expenses recognized in conjunction with this conversion were $395 thousand in costs associated with project management and training, and $400 thousand recognized in conjunction with the retirement of certain not yet fully depreciated assets. The Company is committed to the use of technology to both increase efficiencies and to improve overall customer service. The Company plans to convert the teller system to the Windows NT platform during 1998, enabling our front line personnel to perform a multitude of tasks and access extensive customer information without leaving their stations. Recognizing that technology changes almost daily in the current environment, the Company has made the decision to depreciate current investments in technology based fixed assets and related software over a three year schedule. The second significant expense during 1997 was a $478 thousand write-down of the Bank's branch in Brattleboro, VT when the Bank made the decision to sell the property and lease back the portion used for a branch office. One of the strategic decisions that the Company has made over the last year is to reduce the substantial administrative costs associated with being the lessor of real estate by decreasing its owned real estate portfolio in situations where there are large portions of the building that are leased to outside tenants. A third nonrecurring expense recognized during 1997 was a $400 thousand contribution to the Merchants Bank Foundation, a charitable organization established in the 1980s to support community activities in Vermont. Additionally, during 1997, an investment held by a subsidiary of the Bank was written down by $229 thousand.

Another significant factor contributing to the overall increase in noninterest expenses was an increase of $2 million in legal and professional fees, from $1.5 million for the year ended December 31, 1996 to $3.5 million for the year ended December 31, 1997. The increase is due primarily to expenses incurred by the Bank as it defended itself in litigation entitled Pasquale and Vatsala Vescio, Counterclaim Plaintiffs v. The Merchants Bank, Counterclaim Defendant, now pending in the United States Bankruptcy Court for the District of Vermont. For further information on this litigation see
Part I, Item 3, Legal Proceedings.

The Bank has seen a substantial decrease in its expenses associated with Other Real Estate Owned (OREO), from $3.4 million in 1996 to $314 thousand in 1997 (90.8%). This is a direct result of the decrease in the OREO portfolio from $1.9 million at year-end 1996 to $591 thousand at year-end 1997. Salaries and Wages, and associated benefits have increased from $10 million for the year 1996 to $10.7 million for the year 1997 (6.7%). This increase is primarily attributable to the Company's incentive program begun in 1996. This program is designed to compensate employees based on their individual performance, as well as the performance of their individual divisions. The program focuses on our improved efficiency for employees in the service center, and on increased sales in the branches and sales division.

Noninterest expenses decreased $6.6 million (19.5%) in 1996 from 1995, excluding losses and write-downs on Segregated Assets reimbursed by the FDIC. Contributing significantly to this reduction were an absence of reengineering expenses in 1996 compared to $4.1 million in reengineering and related costs recognized in 1995 (see Note 10 and discussion following). Additionally, salaries and benefits decreased by $3.4 million (25.5%) in 1996 from 1995 as a result of the reengineering project begun in 1995. Losses and write-downs of OREO increased $413 thousand from 1995 to 1996. This increase is due primarily to the Bank's aggressive marketing of its OREO portfolio and necessary adjustments to bring the value of the remaining properties in line with the market.

The Company recognized $1,089 thousand in low-income housing tax credits as a reduction in the provision for income taxes during 1997, $980 thousand during 1996 and $851 thousand during 1995. As a consequence of the operating losses incurred during 1995, the Company recognized a tax benefit of $3.8 million, including the $851 thousand in low-income housing tax credits. Additionally, as of December 31, 1997, the Company has a cumulative deferred prepaid tax asset of approximately $4.4 million arising from timing differences between the Company's book and tax reporting. The prepaid tax asset is included in other assets.

CREDIT QUALITY AND RESERVE FOR POSSIBLE LOAN LOSSES

Improving credit quality has been a major strategic focus of the Bank since 1994. The success of this program is evidenced by the Bank's aggressive reduction in the level of problem assets over the last three years. Nonperforming assets (loans past due 90 days or more and still accruing interest, nonaccruing loans, restructured loans and other real estate owned) decreased $4.7 million (54.65%) to $3.9 million at December 31, 1997 from $8.6 million at December 31, 1996. Nonperforming assets decreased 75% to $8.6 million at December 31, 1996 from $35.1 million at December 31, 1995.

The reserve for possible loan losses ("RPLL") was $15.8 million at December 31, 1997 and $15.7 million at December 31, 1996. As a percentage of loans outstanding, the RPLL was 4.06% at year-end 1997 and 4.05% at year-end 1996. The provision for possible loan losses was $(1.9) million in 1997, $3.2 million in 1996 and $12.1 million in 1995. Net charge-offs were $(2.0) million in 1997 and $3.7 million in 1996. The negative loan loss provision in 1997 resulted from a $2.16 million principal recovery received by the Bank during the fourth quarter of 1997 on two previously charged down credits. The continued high level of the RPLL reflects management's current strategies and efforts to maintain the reserve at a level adequate to provide for loan losses based on an evaluation of known and inherent risks in the loan portfolio. Among the factors that management considers in establishing the level of the reserve are overall findings from an analysis of individual loans, the overall risk characteristics and size of the loan portfolio, past credit loss history, management's assessment of current economic and real estate market conditions and estimates of the current value of the underlying collateral.

The Company takes all appropriate measures to restore nonperforming assets to performing status or otherwise liquidate these assets in an orderly fashion so as to maximize their value to the Company. There can be no assurances that the Bank will be able to complete the disposition of nonperforming assets without incurring further losses, or that the Bank will continue to recognize substantial recoveries such as those received during 1997.

RISK MANAGEMENT

Management and the Board of Directors are committed to sound risk management practices throughout the organization. In 1997, the Company developed and implemented a centralized risk management monitoring program. Risks associated with the Company's business activities and products were identified and measured as to probability of occurrence and impact on the institution (low, moderate or high), and the control or other activities in place to manage those risks were identified and assessed. Periodically, department-level and senior managers re-evaluate and report on the risk management processes for which they are responsible. This documented program provides management with a comprehensive framework for monitoring the Company's risk profile from a macro perspective, while also serving as a tool for assessing internal controls over financial reporting as required under the FDIC Improvement Act.

Market Risk

Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates/prices such as interest rates, foreign currency exchange rates, commodity prices, and equity prices. The Company's primary market risk exposure is interest rate risk. The ongoing monitoring and management of this risk is an important component of the Company's asset/liability management process which is governed by policies established by its Board of Directors that are reviewed and approved annually. The Board of Directors delegates responsibility for carrying out the asset/liability management policies to the Asset/Liability Committee ("ALCO"). In this capacity ALCO develops guidelines and strategies impacting the Company's asset/liability management related activities based upon estimated market risk sensitivity, policy limits and overall market interest rate levels/trends.

Interest Rate Risk

Interest rate risk is the exposure to a movement in interest rates, which could affect the Company's net interest income. It is the responsibility of the Company's ALCO to manage interest rate risk, which arises naturally from imbalances in repricing, maturity and/or cash flow characteristics of the Company's assets and liabilities. The Committee is responsible for developing asset/liability management strategies and tactics, and for ensuring that the Board of Directors receives timely, accurate information regarding the Bank's interest rate risk position at least quarterly. Techniques used by the ALCO take into consideration the cash flow and repricing attributes of balance sheet and off-balance sheet items and their relation to possible changes in interest rates. The ALCO considers the use of, and uses, interest rate floors to help to minimize the Bank's exposure to changes in interest rates. Through the use of computerized modeling systems, and with the assistance of outside consultants, the effect on the Company's net interest income of a possible 200 basis point change in interest rates, in rising and declining scenarios, is determined and evaluated by management. The Bank has established a target range for the change in net interest income, given a 200 basis point change in interest rates, of zero to 5%. As of December 31, 1997, through the use of such computer models, the change in net interest income for the 12 months ending December 31, 1998 from the Company's expected or "most likely" forecast is as follows:


                                               Net Interest
                    Rate Change             Income Sensitivity
               -----------------------------------------------
               Up 200 basis points                (.46)%
               Down 200 basis points              1.35%
               -----------------------------------------------

The preceding sensitivity analysis does not represent a Company forecast and should not be relied upon as being indicative of expected operating results. These hypothetical estimates are based upon numerous assumptions including: the nature and timing of interest rate levels, including yield curve shape, prepayments on loans and securities, deposit run-off rates, pricing decisions on loans and deposits, reinvestment/replacement of asset and liability cashflows, and others. While assumptions are developed based upon current economic and local market conditions, the Company cannot make any assurances as to the predictive nature of these assumptions including how customer preferences or competitor influences might change.

Also, as market conditions vary from those assumed in the sensitivity analysis, actual results will also differ due to: prepayment and refinancing levels likely deviating from those assumed, the varying impact of interest rate change caps or floors on adjustable rate assets, the potential effect of changes in debt service levels of customers with adjustable rate loans, depositor early withdrawals and product preference changes, and other internal or external variables. Furthermore, the sensitivity analysis does not reflect all actions that ALCO might take in responding to or anticipating changes in interest rates.

The model used to perform the simulation assumes a parallel shift of the yield curve over twelve months and reprices every interest-bearing asset and liability on the Bank's balance sheet. The model uses contractual repricing dates for variable products, contractual maturities for fixed rate products, and product-specific assumptions for deposits such as NOW accounts and Money Market accounts which are subject to repricing based on current market conditions. Investment securities with call provisions are examined on an individual basis in each rate environment to estimate the likelihood of a call. The model also assumes that the rate at which certain mortgage related assets prepay will vary as rates rise and fall, prepayment estimates are derived from the Office of Thrift Supervision Net Portfolio Value Model.

The Company has entered into interest rate floor contracts to mitigate the effects on net interest income in the event interest rates on floating rate loans decline. The notional principal amounts of contracts outstanding were $30 million, the amortized cost of such contracts was $69 thousand and the fair value of the contracts was $49 thousand as of December 31, 1997. There is little or no impact on the Company's net interest income as a result of the interest rate floors in a rising rate environment. However, in a falling rate environment the Company would receive payments under these contracts.

The Company's interest rate sensitivity gap ("gap") is pictured below. Gap is defined as the difference between assets and liabilities repricing or maturing within specified periods. An asset-sensitive position (positive gap) indicates that there are more rate-sensitive assets than rate-sensitive liabilities repricing or maturing within a specified time period, which would imply a favorable impact on net interest income during periods of rising interest rates. Conversely, a liability-sensitive position (negative gap) generally implies a favorable impact on net interest income during periods of falling interest rates. The Company's balance sheet is very closely matched, as shown below.

                                                               Repricing Date
--------------------------------------------------------------------------------------------------
                                        One Day      Over Six    One Year
                                         To Six     Months To     To Five    Over Five
(In thousands)                           Months      One Year      Years       Years        Total
--------------------------------------------------------------------------------------------------
Assets
  Loans                                 $169,467     $34,902     $139,473     $ 40,434    $384,276
  Mortgage Backed Securities              13,123      10,033       42,377       46,357     111,890
  US Treasury & Agency Securities         10,505       9,021       24,258           --      43,784
  Other Securities                         2,296          --           --           --       2,296
  Other Assets                                --          --           --       42,006      42,006
--------------------------------------------------------------------------------------------------
Total Assets                            $195,391     $53,956     $206,108     $128,797    $584,252
==================================================================================================
Liabilities and Stockholders' Equity
  Noninterest-bearing Deposits                --          --           --     $ 77,054    $ 77,054
  Interest-bearing Deposits             $199,340     $54,445     $171,266        6,673     431,724
  Borrowed Funds                           8,000          --           --        6,415      14,415
  Other Liabilities                           --          --           --        7,551       7,551
  Stockholders' Equity                        --          --           --       53,508      53,508
--------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders'
 Equity                                 $207,340     $54,445     $171,266     $151,201    $584,252
==================================================================================================
Cumulative Gap                           (11,949)    (12,438)      22,404
Gap as a % of Total Earning Assets         (2.20)%     (2.29)%       4.13%
--------------------------------------------------------------------------------------------------

Based on historical experience and the Bank's internal repricing policies, it is the Bank's practice to present repricing of statement savings, savings deposits, FreedomLYNX and NOW account balances divided into two repricing categories: 8% of such deposits are repriced in the "over six months to one year" category, and the balance is repriced in the "one to five year" category. The Bank's experience has shown that the rates on these deposits tend to be less rate-sensitive than other types of deposits.

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

Liquidity and Capital Resource Management

Liquidity, as it pertains to banking, can be defined as the ability to generate cash in the most economical way to satisfy loan and deposit withdrawal demand, and to meet other business opportunities that require cash. Sources of liquidity for banks include short-term liquid assets, cash generated from loan repayments and amortization, borrowing, deposit generation and earnings. The Merchants Bank has a number of sources of liquid funds, including $20 million in available Federal Funds lines of credit at year-end 1997; an overnight line of credit with the Federal Home Loan Bank (FHLB) of $15 million; an estimated additional borrowing capacity with FHLB of $42 million; and the ability to borrow $100 million through the use of repurchase agreements, collateralized by the Bank's investments, with certain approved counterparties. Additionally, the Bank's investment portfolio is actively managed by the ALCO and is a strong source of cash flow for the Bank. The portfolio is fairly liquid, with a weighted average life of 3.5 years, and is available to be used as a source of funds, if needed.

BALANCE SHEET ANALYSIS

The Bank's overall balance sheet has not changed significantly from year-end 1996 to year-end 1997. Total assets at December 31, 1997 increased $2.6 million from the previous year-end. The Company's earning assets have increased $13.5 million (2.52%) from $534.9 million to $548.4 million. This increase is due to an increase in the Bank's investment portfolio (including FHLB stock) of $10.4 million from $147.6 million to $158 million (7.02%). Additionally, the Company's total loan portfolio increased $3.2 million (.8%) from 1996 to 1997. The composition of the Bank's loan portfolio has changed. Commercial mortgages have decreased $22.8 million, while commercial loans have increased $12.4 million and residential mortgage loans have increased $7.7 million. This change in the composition of the Bank's loan portfolio reflects the Bank's strategy to deemphasize the commercial mortgage portfolio as it more actively pursues small business and commercial credits, as well as residential mortgage loans. As part of this strategy, the Bank introduced a new streamlined portfolio mortgage product during the first quarter of 1998 which will shorten the turnaround time on residential mortgages with reduced documentation from borrowers. Additionally, the Bank introduced a new fixed rate homeline product during 1997. The balances bear interest at a competitive fixed rate for five years. The homeline product is one of the Bank's most profitable products, the risk profile is low, and the back office costs are lower than most of our other loan types. Additionally, these balances will help to mitigate the Bank's sensitivity to falling interest rates. The Bank's interest bearing liabilities have decreased slightly from $443.7 million to $443.5 million. The overall composition of deposits has changed somewhat year over year. Total demand deposits have decreased by $3.9 million, Savings, NOW and Money Market accounts have increased by $3.5 million, while time deposits have decreased $2.1 million. This shift is due primarily to the introduction of the Bank's FreedomLYNX account in late 1996. This account bears interest at a slight premium to the NOW rate on balances over $750 and requires no minimum balance. The account encourages the use of technology and has no maintenance fees if the depositor has a direct deposit, a debit card or an automatic loan payment.

Total assets at December 31, 1996 decreased $33 million (5.43%) from the previous year-end. The net decrease is attributable to two major factors. The first factor is a decrease in the Bank's loan portfolio by $62.5 million over the course of 1996. Of this amount, $6.5 million resulted from the sale of the Bank's branch located in Danville, VT in January of 1996. Additionally, loans totaling $5.1 million were charged off, and the Bank sold loans totaling $13.2 million in bulk loan sales. The remainder of the decrease ($37.7 million) was the result of payouts of nonperforming obligations and scheduled amortization greater than the level of new loan originations as the Bank moved through the last phases of its reengineering project. The second factor contributing to the net change in total assets is the increase in the Bank's investment portfolio. As dollars previously employed in the loan portfolio became available the Bank redeployed these assets into its investment portfolio, resulting in a $46.5 million increase in the investment portfolio over the course of 1996. During 1996, the nonperforming loan portfolio decreased by $20.6 million (75%) and the Bank's OREO portfolio decreased by $5.8 million (75%). It is important to note that the Bank's year-end earning assets (net of nonperforming loans) increased by $4 million during 1996. Total deposit balances declined during 1996 by $36.2 million (6.65%). This decrease in total assets is attributable to several factors. In conjunction with the sale of the Bank's branch in Danville, VT, $8.8 million in deposits was assumed by the buyer. Additionally, the uncertainty created by the combination of the announced reengineering project and the existing regulatory agreements, from which the Bank was removed in October 1996, also contributed to the total deposit balance decline.

The Bank began a capital improvement project to upgrade its branch facilities and to make further investments in technology during 1996. Approximately $2.8 million in 1997 and $4.1 million in 1996 was capitalized and will be depreciated over the estimated useful lives of the individual assets. Additionally, the Bank retired assets with a net book value of approximately $596 thousand in 1997 and $600 thousand in 1996 in connection with the projects; these amounts were charged to expense during the period in which the assets were retired.

CAPITAL RESOURCES

Capital growth is essential to support deposit and asset growth and to ensure strength and safety of the Company. Net income increased, and net losses reduced, the Company's capital by $8.8 million in 1997, $6.2 million in 1996 and ($3.8) million in 1995.

The Bank and the Company are subject to various regulatory capital requirements administered by banking regulatory agencies. To be considered adequately capitalized under the regulatory framework for prompt corrective action, the Bank and the Company must maintain minimum Tier-1 Leverage, Tier-1 Risk-Based and Total Risk-Based Capital. The Bank and the Company were above all regulatory minimums and considered well capitalized by the regulators at December 31, 1997. The ratios for the Company are set forth below:

                                                         Minimum to be
                                                       Well-Capitalized
                                                       Under Regulatory
(In thousands)                 Amount     Percentage      Guidelines
-----------------------------------------------------------------------
Tier-1 Risk-Based Capital      $50,596      12.49%            6.0%
Total Risk-Based Capital        55,806      13.78            10.0
Tier-1 Leverage Capital         50,596       8.70             5.0
-----------------------------------------------------------------------

EFFECTS OF INFLATION

The financial nature of the Company's balance sheet and statement of operations is more clearly affected by changes in interest rates than by inflation, but inflation does affect the Company because as prices increase the money supply tends to increase, the size of loans requested tends to increase, total bank assets increase, and interest rates are affected by inflationary expectations. In addition, operating expenses tend to increase without a corresponding increase in productivity. There is no precise method; however, to measure the effects of inflation on the Company's financial statements. Accordingly, any examination or analysis of the financial statements should take into consideration the possible effects of inflation.


FORM 10-K

The following is a copy, except for the exhibits, of the Annual Report of Merchants Bancshares, Inc. (the "Company") on Form 10-K for the year ended December 31, 1997, filed with the Securities and Exchange Commission (the "Commission").

Certain information included herein is incorporated by reference from the Company's 1997 Annual Report to Shareholders ("Annual Report") as indicated below. Except for those portions of the Annual Report which are expressly incorporated herein by reference, the Annual Report is not to be deemed filed with the Commission. The Annual Report and Form 10-K have not been approved or disapproved by the Commission, nor has the Commission passed upon the accuracy or adequacy of the same.

                              TABLE OF CONTENTS

Part I                                                         Page Reference
-----------------------------------------------------------------------------
Item 1--Business                                                     44
Item 2--Properties                                                 50--51
Item 3--Legal Proceedings                                          51--52
Item 4--Submission of Matters to a Vote of Security Holders          52
Part II
-----------------------------------------------------------------------------
Item 5--Market for Registrant's Common Equity and Related
         Stockholder Matters                                         53
Item 6--Selected Financial Data                                    53--61
Item 7--Management's Discussion and Analysis of Financial
         Condition and Results of Operations                       33--42
Item 7a--Quantitative and Qualitative Disclosures about
          Market Risk                                                38
Item 8--Financial Statements and Supplementary Data                 3--32
Item 9--Changes in and Disagreements with Accountants
         on Accounting and Financial Disclosures                     62
Part III *
-----------------------------------------------------------------------------
Item 10--Directors and Executive Officers of the Registrant
Item 11--Executive Compensation
Item 12--Security Ownership of Certain Beneficial Owners and Management
Item 13--Certain Relationships and Related Party Transactions
Part IV **
-----------------------------------------------------------------------------
Item 14--Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Signatures

--------------------
<F*>   The information required by Part III is incorporated herein by reference from the Company's Proxy Statement for the Annual Meeting of
       Shareholders to be held on April 21, 1998.
<F**>  A list of exhibits in the Form 10-K is set forth on the Exhibit Index included in the Form 10-K filed with the Commission and incorporated herein by reference. Copies of any exhibit to the Form 10-K may be obtained from the Company by contacting Shareholder Communications,
       Merchants Bancshares, Inc., P.O. Box 1009, Burlington, VT 05402. All
       financial statement schedules are omitted since the required information is included in the consolidated financial statements of the Company and notes thereto in the Annual Report.

                                   PART I

ITEM 1--BUSINESS

Merchants Bancshares, Inc. (The "Company") is a bank holding company originally organized under Vermont law in 1983 for the purposes of owning all of the outstanding capital stock of Merchants Bank (the "Bank"), and providing greater flexibility in helping the Bank achieve its business objectives. Merchants Bank, which is the Company's primary subsidiary, is a Vermont Commercial Bank with 33 full-service offices.

The most significant event during 1997 was the beginning of the simplification of the Bank's retail product line with our new FreedomLYNX account serving as the foundation. Simple products that are easy to deliver and geared to the needs of our customers is the hallmark of our strategy. This product line has been designed to encourage our customers to make the fullest use of our technology, while the completion of the Bank's retail branch redesign, and the conversion to a common bank-wide computer platform, has enabled Bank employees to work far more effectively and efficiently. This combination of technology, simplification and efficiency has resulted in significant increases in retail sales. The Bank believes that its continued emphasis on providing personalized and customized service to the communities it serves, while taking full advantage of the technology available, gives it an advantage over the competition.

A chronology of events, including acquisitions, relating to MERCHANTS BANCSHARES, INC., is as follows:

      July 1, 1983: Merchants Bancshares, Inc. was organized as a Vermont corporation, for the purpose of acquiring, investing in or holding stock in any subsidiary enterprise under the Bank Holding Company Act of 1956.

      January 24, 1984: The Company acquired The Merchants Bank, a Vermont chartered commercial bank.

      June 2, 1987: Company shareholders approved a resolution to change the state of incorporation of the Company from Vermont to Delaware.

      October 4, 1988: The Company organized Merchants Properties, Inc., whose mission is described below.

MERCHANTS BANK, was organized in 1849, and assumed a national bank charter in 1865, becoming The Merchants National Bank of Burlington, Vermont. On September 6, 1974 the Bank converted its national charter to a state-bank charter, becoming known as The Merchants Bank. Since 1971 the Bank has acquired by merger seven Vermont banking institutions, and has acquired the deposits of an eighth bank located in St. Johnsbury, Vermont. The last such acquisition occurred on June 4, 1993 at which time the Bank acquired the New First National Bank of Vermont, with thirteen banking offices, from the Federal Deposit Insurance Corporation Division of Liquidation. As of December 31, 1997 the Bank was one of the largest commercial banking operations in Vermont, with deposits totaling $505.8 million, net loans of $374.6 million, and total assets of $584.3 million, on a consolidated basis.

Since September 30, 1988, the Bank has participated as an equity partner in the development of several affordable housing partnerships, which were formed to provide residential housing units within the State of Vermont. During the past four years these partnerships have developed 727 units of residential housing, 494 (68%) of which qualify as "affordable housing units for eligible low-income owners or renters", and 233 (32%) of which are "market rate units." These partnerships have invested in 16 affordable and elderly housing projects within 13 Vermont communities: St. Albans, Middlebury, Williston, Winooski, Brattleboro, Montpelier, Burlington, Springfield, St. Johnsbury, Colchester, Swanton, Bradford and Hardwick.

MERCHANTS PROPERTIES, INC., a wholly owned subsidiary of the Company, was organized for the purpose of developing and owning affordable rental housing units throughout the state of Vermont. As of December 31, 1997 Merchants Properties, Inc. owned one development located in Enosburg, Vermont, consisting of a 24-unit low-income family rental housing project, which was completed and rented during 1989. This housing development is fully occupied at this time. Total assets of this corporation at December 31, 1997 were $1.2 million.

MERCHANTS TRUST COMPANY (the "Trust Company"), a wholly owned subsidiary of Merchants Bank, is a Vermont corporation chartered in 1870 for the purpose of offering fiduciary services such as estate settlement, testamentary trusts, guardianships, agencies, intervivos trusts, employee benefit plans and corporate trust services. The Trust Company also operates a discount brokerage office through Olde Discount Corporation, enabling investors to purchase or sell stocks and bonds on a discounted commission schedule. As of December 31, 1997, the Trust Company had fiduciary responsibilities for assets valued at market in excess of $333 million, of which more than $199 million were managed assets. Total revenue for 1997 was $1.6 million; total expenses were $1.3 million resulting in pretax net income of $354 thousand for the year. This net income is included in the consolidated tax return of its parent company, the Merchants Bank.

QUENESKA CAPITAL CORPORATION, previously a wholly owned subsidiary of Merchants Bank was established on April 4, 1988 as a Federal licensee under the Small Business Act of 1958 to provide small business enterprises with loans and/or capital. In December 1997 the corporation was dissolved.

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

In 1997, the Bank continued its commitment to automation by introducing a debit card and by expanding its automated overdraft protection. Using the BankLYNX Check Card, customers can pay for purchases at locations that accept VISA, and can also use the card for standard ATM transactions. With expanded automated overdraft protection, customers can use a savings account and/or a home equity line of credit as overdraft protection for a checking account. The customer may choose either or both accounts to cover overdrafts.

During 1997, Merchants Bank expanded the qualifications for its FreedomLYNX checking account. FreedomLYNX checking is available with no service charges to customers who have, at least monthly, an automatic deposit to the account or an automatic debit from the account to pay a Merchants Bank loan and to customers who qualify for a BankLYNX Check Card or who use PhoneLYNX or PCLYNX Bill Payment Services. The account pays interest on higher balances with a tiered rate structure. No minimum balance is required. The Bank continues to offer Bottom Line Checking, an account that provides for a flat service charge up to a maximum number of checks.

The Bank continues to offer ATM cards, ATF (automatic transfer of funds) to cover overdrafts, EFT (electronic funds transfer) to automate transfers between accounts, PCLYNX bill payment services and the PCLYNX telephone banking system. In 1998, the Bank plans to expand its automated services by introducing a retail home banking system.

The Bank continues to provide strong customer service via 33 full-service banking office and 35 ATM locations throughout Vermont.

COMMERCIAL SERVICES

The restructuring of the Sales organization has been completed. Each branch office is led by a branch president or manager who has consumer lending authority for the full range of retail credit services. Additionally, branch presidents are being given small business lending authority up to a prescribed limit. All 33 of our full service branches are led by branch presidents. The eleven corporate banking officers and eight corporate banking administrators provide commercial credit services throughout the state of Vermont to customers requiring business credit above the prescribed authorities of the branch presidents.

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

TYPES OF CREDIT OFFERINGS

Consumer Loans:
---------------

Financing is provided for new or used automobiles, boats, airplanes, recreational vehicles and new mobile homes. Home improvement and home equity lines of credit, Master Card credit cards and various collateral loans and personal loans are also available.

Real Estate Loans:
------------------

Financing is available for one-to-four-family residential mortgages; multifamily mortgages; residential construction; mortgages for seasonal dwellings; and commercial real estate mortgages. The Bank offers both fixed rate and adjustable rate mortgages for residential properties. Biweekly payment and graduated (two-step) payment products are offered. Loans under the Farmers Home Administration Rural Guaranteed Housing Program provide up to 100% financing. The Bank also participates with the Vermont Housing Finance Agency (VHFA) in providing mortgage financing for low- to moderate-income Vermonters. Most mortgage loan products are offered with as little as a 5% down payment to assist borrowers who qualify, provided that the mortgagor(s) acquires private mortgage insurance.

Commercial Loans:
-----------------
Financing for business inventory, accounts receivable, fixed assets, lines of credit for working capital, community development, irrevocable letters of credit, business credit cards and U.S. Small Business Administration loans are available.

COMPETITION

The Bank competes for deposit and loan business with numerous other commercial and savings banks, savings and loan associations, credit unions, and other non-bank financial providers. As of December 31, 1997, there were more than 30 state and national banking institutions operating in Vermont. In addition, the number of other financial service providers competing in Vermont has increased dramatically. As a bank holding company and state-chartered bank, respectively, the Company and the Bank are subject to extensive regulation and supervision, including, in many cases, regulation which limits the type and scope of their activities. These non-financial institutions who compete with the Company and the Bank are not subject to such extensive regulation and supervision.

At year-end 1997, the Bank was one of the largest state chartered banks in Vermont, enjoying a strong competitive franchise within the state, with 34 banking offices as identified in Item 2 (A).

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

NUMBER OF EMPLOYEES

As of December 31, 1997, Merchants Bancshares, Inc. had three officers:
Joseph L. Boutin, President and Chief Executive Officer; Jennifer L. Varin, Secretary; and Janet P. Spitler, Treasurer. No officer of the Company is on a salary basis.

As of December 31, 1997, Merchants Bank employed 216 full-time and 87 part-time employees, representing a full-time equivalent complement of 243.14 employees; the Merchants Trust Company employed 14 full-time and 1 part-time employees, representing a full-time equivalent complement of 14.6 employees. The Bank and the Trust Company maintain comprehensive employee benefits programs which provide major medical insurance, hospitalization, dental insurance, long-term and short-term disability insurance, life insurance and a 401(k) Employee Stock Ownership Plan. Employee benefits offered by the Bank and the Trust Company are very competitive with comparable plans provided by similar Vermont institutions.

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

The Company is required by the BHCA to file with the Federal Reserve Board an annual report and such additional reports as the Federal Reserve Board may require. The Federal Reserve Board also makes periodic inspections of the Company and its subsidiaries. The BHCA requires every bank holding company to obtain the prior approval of the Federal Reserve Board before it may acquire substantially all of the assets of any bank, or ownership or control of any voting shares of an bank, if, after such acquisition, it would own or control, directly or indirectly, more than 5% of the voting shares of such bank. Additionally, as a bank holding company, the Company is prohibited from acquiring ownership or control of 5% or more of any company not a bank or from engaging in activities other than banking or controlling banks except where the Federal Reserve Board has determined that such activities are so closely related to banking as to be a "proper incident thereto."

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

Legislation and Related Matters

General. In addition to extensive existing government regulation, federal and state statutes and regulations are subject to changes that may have significant impact on the way in which banks may conduct business. The likelihood and potential effects of any such changes cannot be predicted. Legislation enacted in recent years has substantially increased the level of competition among commercial banks, thrift institutions and non-banking institutions, including insurance companies, brokerage firms, mutual funds, investment banks, finance companies and major retailers. In addition, the existence of banking legislation such as the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") have affected the banking industry by, among other things, broadening the regulatory powers of the federal banking agencies in a number of areas. The following summary is qualified in its entirety by the text of the relevant statutes and regulations.

FDICIA. The FDICIA, which was enacted on December 19, 1991, provides for, among other things, increased funding for the Bank Insurance Fund ("BIF") of the FDIC and expanded regulation of depository institutions and their affiliates, including parent holding companies. A summary of certain material provisions of FDICIA and its regulations is provided below.

Prompt Corrective Action. The FDICIA provides the federal banking agencies with broad powers to take prompt corrective action to resolve problems of insured depository institutions, depending upon a particular institution's level of capital. The FDICIA establishes five tiers of capital measurement for regulatory purposes ranging from "well-capitalized" to "critically undercapitalized." A depository institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position under certain circumstances. As of December 31, 1997, the Bank was classified as "well-capitalized" under the applicable prompt corrective action regulations.

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

Interstate Banking As of September 29, 1995, the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "RNA") permitted adequately capitalized and managed bank holding companies to acquire control of banks in any state. Additionally, beginning on June 1, 1997, the RNA provides for banks to branch across state lines, although individual states are authorized to permit interstate branches earlier or to elect to opt out entirely.

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


ITEM 2--PROPERTIES

A.    SCHEDULE OF BANKING OFFICES BY LOCATION

Merchants Bank operates thirty-five banking facilities as indicated in Schedule A below. Corporate administrative offices and the operations data processing center are located at 275 Kennedy Drive, South Burlington, Vermont.


Burlington          164 College Street                     Merchants Trust Company
                    172 College Street                     Branch office
                    1014 North Avenue                      Branch office

Essex Junction      54 Pearl Street                        Branch office

South Burlington    50 White Street                        Branch office
                    929 Shelburne Road(1)                  Branch office
                    275 Kennedy Drive                      Service Center
                                                           Corporate Offices
                                                           Branch office
                    Burlington International Airport(1)    ATM

Bristol             15 West Street                         Branch office

Barre               105 North Main Street(2)               Branch office

Northfield          47 Depot Square(2)                     Branch office

South Hero          South St. & Route 2                    Branch office

Hardwick            Wolcott Street & Route 15              Branch office

Hinesburg           Route 116/Shelburne Falls Rd           Branch office

Vergennes           Monkton Road                           Branch office

Winooski            364 Main Street                        Branch office

Shelburne           200 Wake Robin Drive(2)                Branch office

Johnson             Main Street, Route 15                  Branch office

Colchester          8 Porters Point Road(2)                Branch office

Jericho             Route 15                               Branch office

Enosburg Falls      155 Main Street                        Branch office

No. Bennington      Bank Street                            Branch office

Manchester Center   Route 7A                               Branch office

Brattleboro         205 Main Street(3)                     Branch office
                    Fairfield Plaza(2)                     ATM

Wilmington          West Main Street                       Branch office

Bennington          Putnam Square(2)                       Branch office

Wallingford         Route 7(2)                             Branch office

St. Johnsbury       90 Portland Street                     Branch office

Bradford            1 Main Street & Operations Building    Branch office

Fairlee             U.S. Route #5(2)                       Branch office

Groton              258 Scott Highway                      Branch office

East Thetford       U.S. Route #5 & VT 113(2)              Branch office

Newbury             U.S. Route #5                          Branch office

Fair Haven          97 Main Street                         Branch office
                    Washington Street Grand Union(1)       ATM

Springfield         Springfield Shopping Plaza             Branch office
                    56 Main Street(2)                      ATM

Windsor             160 Main Street                        Branch office

--------------------
<F1>  Facilities owned by the Bank are located on leased land.
<F2>  Facilities located on leased land with improvements also leased.
<F3>  As of December 31, 1997, a mortgage with an unpaid principal balance of $200 thousand is outstanding on the Brattleboro office. This mortgage is being amortized at $2 thousand per month, at a rate of 9%
      through the year 2020.

ITEM 3--LEGAL PROCEEDINGS

The Bank is a counterclaim defendant in a litigation entitled Pasquale and Vatsala Vescio, Counterclaim Plaintiffs v. The Merchants Bank, Counterclaim Defendant, now pending in the United States Bankruptcy Court for the District of Vermont.

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

Among other things, the Vescios have alleged that the Bank or its representatives violated supposed oral promises in connection with the origination and funding of the financing, and have claimed that the Bank is liable to them for damages based on the Bank's supposed "control" of the project and its alleged breach of covenants of "good faith" which the plaintiffs believe are to be implied from the loan documents. In addition, the plaintiffs have contended that the Bank breached some kind of duty of care they believe it owed to them, and have claimed that the Bank should not have exercised its contract rights when the loan went into default, but should have worked out the default in a way that was more favorable to the borrowers. The parties have conducted extensive discovery and the matter is now being tried in the Bankruptcy Court for the District of Vermont. Although it is not possible at this stage to predict the outcome of this litigation, the Bank believes that it has meritorious defenses to the plaintiffs' allegations. The Bank intends to vigorously defend itself again these claims.

The Company, the Bank, the Trust Company (the "Companies") and certain of their directors are defendants in a lawsuit filed in November of 1994 (the "Vermont Proceedings"). The Vermont Proceedings arose from certain investments managed for Trust Company customers and placed into the Piper Jaffray Institutional Government Income Portfolio (the "Portfolio"). In December of 1994, the Companies made payments to the Trust Company customers in amounts that the Companies believe reimbursed those customers fully for Portfolio losses. The United States District Court for the District of Vermont has dismissed the Plaintiff's claims in the Vermont Proceedings with prejudice, as moot, and has ordered payment of approximately $99,000 in attorneys fees to the attorneys representing the Plaintiff. The Plaintiff and his attorneys have appealed to the Second Circuit Court of Appeals the District Court's orders, and the Companies have appealed on certain limited issues.

The Companies have separately pursued claims against others on account of the losses suffered as a result of the investments in the Portfolio. Claims against Piper Jaffray Companies, Inc. were joined with the claims of others in a class action in the United States District Court for the District of Minnesota (the "Minnesota Proceedings"). The Minnesota Proceedings were settled by the parties and in February of 1997 the District Court ordered the net share of the settlement proceeds attributable to the Trust Company's investments to be paid to the Trust Company, starting approximately sixty days after the Court's order becomes final, except to the extent, if at all, any other court with jurisdiction has sooner given leave for some or all of those payments to be deposited with such other court pursuant to applicable rules. The attorneys representing the Plaintiff in the Vermont Proceedings and also representing, in the Minnesota Proceedings, the beneficiaries of four other Trust Company accounts, have appealed that order to the Eighth Circuit Court of Appeals. Those attorneys have taken the position that notwithstanding the payments made by the Companies to the Trust Company customers in December of 1994, any amounts paid under the Minnesota Proceedings on account of the Trust Company's Portfolio investments should be paid directly to the affected Trust Company customers (net of legal fees to be paid to those attorneys). Any recovery by the Companies from the Minnesota Proceedings is subject to the terms of an agreement between the Companies and their insurance carrier, which reimbursed the Companies, in part, for the December, 1994 payments.

Merchants Bancshares, Inc. and certain of its subsidiaries have been named as defendants in various legal proceedings arising from their normal business activities. Although the amount of any ultimate liability with respect to such proceedings cannot be determined, in the opinion of management, based upon the opinion of counsel on the outcome of such proceedings, any such liability will not have a material effect on the consolidated financial position of Merchants Bancshares, Inc. and its subsidiaries.

ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of calendar year 1997 no matters were submitted to a vote of security holders through a solicitation of proxies or otherwise.


PART II

ITEM 5--MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

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

             Quarter Ended                      High      Low
             --------------------------------------------------
             December 31, 1997                 33.500    26.000
             September 30, 1997                29.000    20.500
             June 30, 1997                     21.125    18.000
             March 31, 1997                    21.250    18.250
             December 31, 1996                 19.375    15.000
             September 30, 1996                16.000    15.000
             June 30, 1996                     16.375    14.250
             March 31, 1996                    16.000    13.250
             --------------------------------------------------

As of March 6, 1998, Merchants Bancshares, Inc. had 1,281 registered shareholders. In January 1997, the Company declared a dividend, its first since April 1993. The Company continued dividends for the rest of 1997, declaring and distributing a total of $.50 per share during 1997. In January 1998, the Company declared a dividend of $.0.17 per share. Future dividends will depend upon the financial condition and earnings of the Company and its subsidiaries, their need for funds and other factors, including applicable government regulations.

ITEM 6--SELECTED FINANCIAL DATA

The supplementary financial data presented in the following tables and narrative contain information highlighting certain significant trends in the Company's financial condition and results of operations over an extended period of time.

The following information should be analyzed in conjunction with the year-end audited consolidated financial statements as contained in the 1997 Annual Report to Shareholders, a copy of which is attached as an addendum to this Form 10-K.

The five-year summary of operations, interest management analysis and management's discussion and analysis, all as contained on pages 31 through 42 of the 1997 Annual Report to Shareholders, are herein incorporated by reference.

Tables included on the following pages 53 through 57 concern the following:

Deposits; return on equity and assets; short-term borrowings; distribution of assets, liabilities, and stockholders' equity; analysis of changes in net interest income; and the composition and maturity of the loan portfolio.

DEPOSITS

The following schedule shows the average balances of various classifications of deposits:

       (In thousands)                  1997        1996        1995
       --------------------------------------------------------------
       Demand Deposits               $ 75,972    $ 78,873    $ 87,434
       Savings, Money Market and
        Now Accounts                  265,578     264,611     279,906
       Time Deposits $100,000 and
        Greater                        19,750      20,059      20,927
       Other Time Deposits            144,687     150,380     167,975
       --------------------------------------------------------------
       Total Average Deposits        $505,987    $513,923    $556,242
       ==============================================================

Time Deposits $100 thousand and greater at December 31, 1997 had the following schedule of maturities:

                     (In thousands)
                     ----------------------------------
                     Three Months or Less       $ 4,431
                     Three to Six Months          3,512
                     Six to Twelve Months         4,436
                     Over Twelve Months           4,254
                     Over Five Years              6,674
                     ----------------------------------
                                                $23,307
                     ==================================

RETURN ON EQUITY AND ASSETS

The return on average assets, return on average equity, dividend payout ratio and average equity to average assets ratio for the three years ended December 31, 1997 were as follows:

                                           1997     1996       1995
---------------------------------------------------------------------
Return on Average Total Assets             1.53%     1.07%    (0.60%)
Return on Average Stockholders' Equity    17.98%    14.44%    (9.41%)
Dividend Payout Ratio                        25%     N/A        N/A
Average Stockholders' Equity to
 Average Total Assets                       8.5%     7.42%     6.36%
---------------------------------------------------------------------

SHORT-TERM BORROWINGS

Refer to Note 8 to the Financial Statements for this information.

The following table presents the condensed annual average balance sheets for 1997, 1996 and 1995. The total dollar amount of interest income from assets and the subsequent yields calculated on a taxable equivalent basis as well as the interest paid on interest bearing liabilities, expressed in dollars and rates are also shown in the table.


                         Merchants Bancshares, Inc.
   Distribution of Assets, Liabilities and Stockholders' Equity; Interest
                       Rates and Interest Differential

                                                1997                            1996                            1995
---------------------------------------------------------------------------------------------------------------------------------
                                               Interest   Average              Interest   Average              Interest   Average
                                    Average    Income/     Yield/   Average    Income/     Yield/   Average    Income/     Yield/
(In thousands)                      Balance    Expense      Rate    Balance    Expense      Rate    Balance    Expense      Rate
---------------------------------------------------------------------------------------------------------------------------------
ASSETS:
  Investment Securities:
    U.S. Treasury and Agencies      $142,070   $ 9,443     6.65%    $117,908   $ 7,588     6.44%    $ 83,749   $ 4,525     5.40%
    Other, Including FHLB Stock        2,435       172     7.06%       2,865       148     5.17%       4,416       357     8.08%
---------------------------------------------------------------------------------------------------------------------------------
      Total Investment Securities    144,505     9,615     6.65%     120,773     7,736     6.41%      88,165     4,882     5.54%
---------------------------------------------------------------------------------------------------------------------------------

  Loans, Including Fees on
   Loans(a)(b):
    Commercial                        68,036     7,479    10.99%      68,783     7,281    10.59%      87,009     9,236    10.61%
    Real Estate                      311,490    29,286     9.40%     322,690    31,135     9.65%     378,433    35,094     9.27%
    Consumer                          14,763     1,763    11.94%      15,041     1,673    11.12%      15,605     1,902    12.19%
---------------------------------------------------------------------------------------------------------------------------------

Total Loans                          394,289    38,528     9.77%     406,514    40,089     9.86%     481,047    46,232     9.61%

    Federal Funds Sold                 2,036       111     5.45%       5,905       315     5.33%       6,339       366     5.77%
---------------------------------------------------------------------------------------------------------------------------------

Total Earning Assets                 540,830    48,254     8.92%     533,192    48,140     9.03%     575,551    51,480     8.94%
---------------------------------------------------------------------------------------------------------------------------------

  Reserve for Possible Loan Losses   (16,267)                        (15,983)                        (17,946)
  Cash and Due From Banks             22,833                          28,907                          34,099
  Premises and Equipment              14,513                          13,298                          15,365
  Other Assets                        16,181                          21,446                          35,418
---------------------------------------------------------------------------------------------------------------------------------

Total Assets                        $578,090                        $580,860                        $642,487
=================================================================================================================================
LIABILITIES AND
 STOCKHOLDERS' EQUITY:
  Time Deposits:
    Savings, Money Market &
     NOW Accounts                   $265,578   $ 8,452     3.18%    $264,611   $ 8,217     3.11%    $279,906   $ 9,077     3.24%
    Time Deposits $100 thousand
     and Greater                      19,750       821     4.16%      20,059     1,396     6.96%      20,927     1,433     6.85%
        Other Time                   144,687     8,043     5.56%     150,380     8,112     5.39%     167,975     8,981     5.35%
---------------------------------------------------------------------------------------------------------------------------------
  Total Time Deposits                430,015    17,316     4.03%     435,050    17,725     4.07%     468,808    19,491     4.16%

  Federal Funds Purchased                906        54     5.96%         704        32     4.59%         975        58     5.95%
  Demand Notes Due U.S. Treasury       2,463       130     5.28%       2,134       108     5.04%       3,229       173     5.36%
  Other Short-Term Borrowings          5,925       307     5.18%       4,206       205     4.88%       4,524        44     0.97%
  Long-Term Debt                       6,417       431     6.72%       8,925       602     6.75%      32,819     3,236     9.86%
---------------------------------------------------------------------------------------------------------------------------------
Total Interest Bearing Liabilities   445,726    18,238     4.09%     451,019    18,672     4.14%     510,355    23,002     4.51%
---------------------------------------------------------------------------------------------------------------------------------
  Demand Deposits                     75,972                          78,873                          87,434
  Other Liabilities                    7,252                           7,857                           3,850
  Stockholders' Equity                49,140                          43,111                          40,848
---------------------------------------------------------------------------------------------------------------------------------

Total Liabilities & Stockholders'
 Equity                             $578,090                        $580,860                        $642,487
                                    ========                        ========                        ========
Net Interest Income (a)                        $30,016                         $29,468                         $28,478
                                               =======                         =======                         =======

Yield Spread                                               4.83%                           4.89%                           4.44%
                                                          ======                          ======                          ======

NET INTEREST INCOME TO
 EARNING ASSETS                                            5.55%                           5.53%                           4.95%
================================================================================================================================

<Fa>   Tax exempt interest has been converted to a tax equivalent basis using the Federal tax rate of 34%.
<Fb>   Includes nonaccruing loans.

The following table sets forth, for each major category of interest earning assets and interest bearing liabilities, the dollar amounts of fully taxable equivalent interest income and interest expense and changes therein for 1997 as compared with 1996.

                         Merchants Bancshares, Inc.
                 Analysis of Changes in Net Interest Income

                                               1997 vs 1996                                         1996 vs 1995
----------------------------------------------------------------------------------------------------------------------------------
                                                  Increase    --Due to (a) --                         Increase   --Due to (a) --
(In thousands)                   1997     1996   (Decrease)   Volume    Rate       1996      1995    (Decrease)  Volume     Rate
----------------------------------------------------------------------------------------------------------------------------------
Interest Income:               $38,528  $40,089   ($1,561)     $  0   ($1,561)   $40,089   $46,232    ($6,143)   ($7,371)  $1,228
  Loans (b)
Investment Income:
  Taxable                        9,615    7,736     1,879       (30)    1,909      7,736     4,882      2,854      2,090      764
Federal Funds Sold                 111      315      (204)        0      (204)       315       366        (51)       (23)     (28)
----------------------------------------------------------------------------------------------------------------------------------
       Total                   $48,254  $48,140    $  114     ($ 30)   $  144    $48,140   $51,480    ($3,340)   ($5,304)  $1,964
----------------------------------------------------------------------------------------------------------------------------------

Less Interest Expense:
  Savings, Money Market &
   NOW Accounts                $ 8,452  $ 8,217    $  235      $  0    $  235    $ 8,217   $ 9,077    ($  860)   ($  474) ($  386)
  Time Deposits $100 thousand
   and Greater                     821    1,396      (575)       31      (606)     1,396     1,433        (37)       (60)      23
  Other Time                     8,043    8,112       (69)      (13)      (56)     8,112     8,981       (869)      (948)      79
  Federal Funds Purchased           54       32        22         0        22         32        58        (26)       (12)     (14)
  Demand Note--U.S. Treasury       130      108        22        12        10        108       173        (65)       (55)     (10)
  Debt and Other Borrowings        738      807       (69)      106      (175)       807     3,280     (2,473)    (1,600)    (873)
----------------------------------------------------------------------------------------------------------------------------------

       Total                   $18,238  $18,672   ($  434)     $136   ($  570)   $18,672   $23,002    ($4,330)   ($3,149) ($1,181)
----------------------------------------------------------------------------------------------------------------------------------

       Net Interest Income     $30,016  $29,468    $  548     ($167)   $  715    $29,468   $28,478     $  990    ($2,155)  $3,145
==================================================================================================================================

<Fa>   The dollar amount of changes in interest income and interest expense attributable to changes in rate and volume has been allocated between rate and volume based upon the changes in rates times the first year's volume and the changes in volume times the current year's rate.
<Fb>   Includes balances of non-accruing loans.

    Note:  Included in Interest Income are fees on loans totaling $1,619 and
           $2,333 for the years ended December 31, 1997 and 1996, respectively.

LOAN PORTFOLIO

The following tables display the composition of the Bank's loan portfolio for the consecutive five year period 1993 through 1997, along with a schedule profiling the loan maturity distribution over the next five years.

COMPOSITION OF LOAN PORTFOLIO

The table below presents the composition of the Bank's loan portfolio by type of loan as of December 31 for each of the past five years. Amounts are shown gross of net deferred loan fees of $859 thousand in 1997, $947 thousand in 1996, $956 thousand in 1995, $1,132 thousand in 1994 and $1,310 in 1993, which principally relate to real estate mortgages.

                                              As of December 31,
Type of Loan                  1997       1996        1995       1994       1993
---------------------------------------------------------------------------------
                                               (In thousands)
Commercial, Financial &
 Agricultural               $ 73,523   $ 61,091    $ 76,925   $ 92,612   $105,631
Real Estate--Construction      8,695      3,420       9,644     21,992     30,526
Real Estate--Commercial      155,983    178,780     197,591    204,023    236,666
Real Estate--Residential     136,305    128,577     148,611    173,406    176,446
Installment                   15,450     14,831      16,560     18,086     22,836
Lease Financing                   --         --          --         --         42
All Other Loan                   432        534         393        436      1,324
---------------------------------------------------------------------------------
                            $390,388   $387,233    $449,724   $510,555   $573,471
=================================================================================

PROFILE OF LOAN MATURITY DISTRIBUTION

The table below presents the distribution of the varying maturities or repricing opportunities of the loan portfolio at December 31, 1997. All dollar amounts are expressed in thousands.

                                              Over One
                                  One Year     Through   Over Five
Type of Loan                       Or Less     5 Years     Years       Total
-----------------------------------------------------------------------------
                                                  (In thousands)
Commercial Loans, Industrial
 Revenue Bonds, Lease Financing
 and All Other Loans              $ 50,887    $ 12,269    $10,800    $ 73,956
Real Estate Loans                  138,761      89,012     73,209     300,982
Installment Loans                    3,595       4,983      6,872      15,450
-----------------------------------------------------------------------------
                                  $193,243    $106,264    $90,881    $390,388
=============================================================================

Loans maturing or repricing after one year which have predetermined interest rates totaled $196.0 million. Loans maturing or repricing after one year which have floating or adjustable interest rates totaled $1.1 million.

In 1997, a total of 366 one-to-four family residential mortgage loans were closed by the bank, totaling $26.7 million. Substantially all of these originations were placed in the Bank's portfolio. The Bank currently services $193.3 million in residential mortgage loans for other investors such as federal government agencies (FNMA and FHLMC) and for financial investors such as insurance companies and pension funds located outside Vermont.

During 1997, the Bank remained an active participant in the U.S. Small Business Administration guaranteed loan program. 28 new SBA loans totaling $3.4 million were originated during 1997 with SBA guarantees ranging from 70% to 85%. This volume of new lending activity represents a decrease of 21% from that experienced in 1996.

Substantially all of the SBA and residential mortgage loans originated in 1997 have remained in portfolio. SBA guarantees are advantageous to the Bank because they reduce risk in the Bank's loan portfolio and allow the Bank to increase its commercial loan base and market share with minimal impact on capital. The Bank's ALCO made the decision a year ago to hold most of its originated loans in portfolio instead of selling them on the secondary market. This strategic decision will help the Bank in its efforts to diversify the loan portfolio, with greater emphasis on small business, commercial and residential home mortgage lending and less on commercial real estate.

During 1997, the Bank originated 520 commercial loans, totaling $74.4 million. This lending activity represented an increase of approximately 13% of new loan volume from that experienced in 1996. Commercial loans were originated throughout Vermont.

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

By using a variety of management reports, the Bank's loan portfolio is continuously monitored by the Board of Directors and Credit Department. The loan portfolio as a whole, as well as individual loans, are reviewed for loan performance, creditworthiness, and strength of documentation. The Bank has hired an external loan review firm to assist in portfolio monitoring. Credit risk ratings are assigned to commercial loans and are routinely reviewed.

All loan officers are required to service their own loan portfolios and account relationships. As necessary, loan officers or the loan workout function takes remedial actions to assure full and timely payment of loan balances.

LOAN QUALITY AND RESERVES FOR POSSIBLE LOAN LOSSES

Merchants Bank reviews the adequacy of the Reserve for Possible Loan Losses ("RPLL") at least quarterly. The method used in determining the amount of the RPLL is not based on maintaining a specific percentage of RPLL to total loans or total nonperforming assets, but rather a comprehensive analytical process of assessing the credit risk inherent in the loan portfolio. This assessment incorporates a broad range of factors, which indicate both general and specific credit risk, as well as a consistent methodology for quantifying probable credit losses. As part of the Bank's analysis of specific credit risk, a detailed and extensive review is done on larger credits and problematic credits identified on the watched asset list, nonperforming asset listings and credit rating reports. Loans deemed impaired at December 31, 1997 totaled $4.8 million. Impaired loans have been allocated $665 thousand of the RPLL.

On June 4, 1993, the Bank acquired New First National Bank of Vermont (NFNBV). The terms of the Purchase and Assumption Agreement (the "Agreement") required the FDIC to reimburse the Bank 80% of the net charge-offs up to $41 million on any acquired loans that qualify as loss-sharing loans, for a period of three years from the date of acquisition. Losses in excess of $41 million would be reimbursed at 95%. The Agreement expired effective June 30, 1996, with respect to the reimbursement of losses. The Bank is required to return to the FDIC 80% of any reimbursed losses recovered, during the two year period following the expiration date.

As of June 30, 1996, the remaining balance of loss-sharing loans aggregated $48.2 million; included in that balance was $2.9 million in nonperforming loans. Due to the expiration of the loss-sharing agreement, management adjusted the analysis of the RPLL to account for 100% of the loss exposure associated with acquired loans that qualified as loss-sharing. The RPLL analysis prepared the quarter ended March 31, 1996 showed an increase in the reserve requirement of approximately $1.4 million, due to the expiration of the Agreement. Management maintained the RPLL at a level adequate to offset the required increase in the reserve requirement; therefore, no additional provision was necessary due to the expiration of the Agreement.

Overall, management believes that the RPLL is maintained at an adequate level, in light of historical, current and prospective factors, to reflect the level of risk in the loan portfolio. Loan loss experience and nonperforming asset data are presented and discussed in relation to their impact on the adequacy of the RPLL.

The table below reflects the Bank's loan loss experience and activity in the RPLL for the past five years.

       Loan Losses and Reserve for Possible Loan Losses Reconciliation
                              December 31, 1997

(In thousands)                     1997        1996        1995        1994        1993
-----------------------------------------------------------------------------------------
Average Loans Outstanding        $393,737    $406,514    $481,047    $514,843    $515,805
-----------------------------------------------------------------------------------------
RPLL Beginning of Year             15,700      16,234      19,929      20,060       7,412
Charge-Off :
  Commercial, Lease Financing
   and all Other Loans               (483)       (907)     (3,671)     (3,356)     (5,567)
  Real Estate--Construction           (78)       (602)     (1,485)     (1,159)       (275)
  Real Estate--Mortgage              (763)     (3,206)    (12,942)     (7,673)     (7,651)
  Installment & Credit Cards         (372)       (405)       (263)       (462)       (459)
-----------------------------------------------------------------------------------------
      Total Loans Charged Off      (1,696)     (5,120)    (18,361)    (12,650)    (13,952)
-----------------------------------------------------------------------------------------
Recoveries:
  Commercial, Lease Financing
   and all Other Loans                615         391       1,232       1,187         392
  Real Estate--Construction            --          63          32         400          --
  Real Estate--Mortgage             2,996         856       1,224         769         301
  Installment & Credit Cards           78         125          78         163          85
-----------------------------------------------------------------------------------------
      Total Recoveries              3,689       1,435       2,566       2,519         778
-----------------------------------------------------------------------------------------
Net Loan Losses                     1,993      (3,685)    (15,795)    (10,131)    (13,174)
-----------------------------------------------------------------------------------------
Provision for Loan Losses:
  Charged to Operations(1)         (1,862)      3,150      12,100      10,000      23,882
  Loan Loss Reserve (2)                                                             2,000
-----------------------------------------------------------------------------------------
RPLL End of Year                 $ 15,831    $ 15,700    $ 16,234    $ 19,929    $ 20,060
=========================================================================================
RPLL to Total Loans                 4.06%       4.05%       3.61%       3.90%       3.50%
Net Losses to Average Loans        -0.51%       0.91%       3.28%       1.97%       2.28%
-----------------------------------------------------------------------------------------

<F1>  The loan loss provision is charged to operating expense. When actual losses differ from these estimates, and if adjustments are considered necessary, they are reported in operations in the periods in which they become known.
<F2>  See Note 3 to the consolidated financial statements regarding the acquisition of New First National Bank of Vermont.

The RPLL increased from $15.7 million at December 31, 1996 to $15.8 million at December 31, 1997. Due to the continued strength of the Bank's asset quality, and management's assessment of the adequacy of the loan loss reserve as an indicator of that strength, the Bank discontinued providing for loan losses during the second quarter of 1997, after taking a $300 thousand provision in the first quarter of the year. The total provision for loan losses in 1996 was $3.1 million. During the fourth quarter of 1997, the Bank recognized recoveries on two previously charged down loans of $2.2 million. This amount was credited to income through the provision for loan losses. This discontinuation of loan loss provisions and the stable reserve balances reflect the improvement in asset quality. These improvements are further noted in the reduction of net loan losses and nonperforming assets, as noted in the following tables:

NONPERFORMING ASSETS

The following tables summarize the Bank's nonperforming assets (NPAs) as of December 31, 1993 through 1997.

(In thousands)                        1997      1996      1995       1994       1993
--------------------------------------------------------------------------------------
Nonaccrual Loans                     $2,686    $4,091    $25,617    $32,200    $47,069
Loans Past Due 90 Days or
 More and Still Accruing                403       216        237        668        715
Restructured Loans                      215     2,403      1,430      5,083      2,841
--------------------------------------------------------------------------------------
      Total Nonperforming Loans:      3,304     6,710     27,284     37,951     50,625
--------------------------------------------------------------------------------------
Other Real Estate Owned                 591     1,925      7,772     13,231     13,674
--------------------------------------------------------------------------------------
      Total Nonperforming Assets:    $3,895    $8,635    $35,056    $51,182    $64,299
======================================================================================
NPL to Total Loans                    0.85%     1.70%      3.61%      3.90%      3.50%
NPA to Total Loans plus OREO          1.00%     2.20%      3.28%      1.97%      2.28%
--------------------------------------------------------------------------------------

Excluded from the 1997 balances above are approximately $12.7 million of internally classified loans. These loans have well-defined weaknesses which, if left unattended, could lead to collection problems. Management maintains an internal listing, which includes these loans, which is reviewed and updated monthly. The oversight process on these loans includes an active risk management approach. A management committee reviews the status of these loans each quarter and determines or confirms the appropriate risk rating and accrual status. The findings of this review process are instrumental in determining the adequacy of the loan loss reserve.

DISCUSSION OF 1997 EVENTS AFFECTING NONPERFORMING ASSETS

Historically, the Company has worked closely with borrowers and also pursued vigorous collection efforts. The Company continued its efforts to collect troubled assets during 1997. The Company's enhanced Credit Department and Loan Workout functions provided resources to address collection strategies for nonperforming assets.

(In thousands)               12-31-97    9-30-97    6-30-97    3-31-97    12-31-96
----------------------------------------------------------------------------------
Nonaccrual Loans              $2,686     $3,175     $3,295     $3,316      $4,091
Loans Past Due 90 days or
 more and still Accruing         403        707        634         80         216
Restructured Loans               215      2,157      2,198      2,362       2,403
Other Real Estate Owned          591        225        330        516       1,925
---------------------------------------------------------------------------------
      Total                   $3,895     $6,264     $6,457     $6,274      $8,635
=================================================================================

The more significant events affecting NPAs are discussed below.

Nonaccrual Loans

Nonaccrual loans declined from $4.1 million at December 31, 1996 to $2.7 million at December 31, 1997. Management continued its efforts to proactively identify and resolve loans, which present significant risk of loss to the Bank. During 1997, management identified approximately $4.5 million in accounts, which were transferred to nonaccrual status. These transfers were offset by continued resolution of nonaccrual accounts; approximately $1.0 million in loans were returned to accrual status; principal payments of approximately $1.5 million were collected; nonperforming loan sales were completed during the first and fourth quarters reducing nonaccruing loans by approximately $2.7 million. In addition, charges of approximately $800 thousand further decreased the balance of nonaccruing loans.

Loans Past Due 90 Days or More and Still Accruing Interest

The Bank generally places loans that become 90 or more days past due in nonaccrual status. If the ultimate collectibility of principal and interest is assured, loans may continue to accrue and be left in this category. Included in this category are loans which have reached maturity and have not been renewed on a timely basis, for reasons other than financial capacity to pay. Balances of loans past due 90 days have increased $187 thousand from year end 1996 to year end 1997. Approximately 70% of these balances carried a guaranty from the U.S. Small Business Administration.

Restructured Loans

Restructured loans (TDRs) decreased from $2.4 million at December 31, 1996 to $215 thousand at December 31, 1997. A single transaction was the primary reason for the decrease. During the fourth quarter of 1997, a $2.0 million commercial real estate loan was paid off in conjunction with the sale of the underlying collateral. This loan was a restructured obligation, and contributed to the $2.2 million decrease in the restructured portfolio.

Other Real Estate Owned and In-substance Forclosure

The Bank continued its success in 1997 in disposing of OREO and continues to aggressively market such properties. The balance of OREO, net of reserves, decreased from $1.9 million at December 31, 1996 to $591 thousand at December 31, 1997. Of the total balance $36 thousand represents foreclosed real estate. The balance of $555 thousand are bank owned properties that the Bank has made the strategic decision to sell. In cases where these properties house operating branches the Bank generally plans to sell the real estate and lease back the portion of the building used for branch purposes.

POLICIES AND PROCEDURES RELATING TO THE ACCRUAL OF INTEREST INCOME

The Bank normally recognizes income on earning assets on the accrual basis, which calls for the recognition of income as earned, as opposed to when it is collected. The Company's policy is to classify a loan more than 90 days past due with respect to principal or interest as a nonaccruing loan, unless the ultimate collectibility of principal and interest is assured. Income accruals are suspended on all nonaccruing loans, and all previously accrued and uncollected interest is typically charged against current income. A loan remains on nonaccruing status until the factors which suggest doubtful collectibility no longer exist, the loan is liquidated, or when the loan is determined to be uncollectible and is charged off against the reserve for possible loan losses. In those cases where a nonaccruing loan is secured by real estate, the Company can, and usually does, initiate foreclosure proceedings. The result of such action is to force repayment of the loan through the proceeds of a foreclosure sale or to allow the Company to take possession of the collateral in order to manage a future resale of the real estate. Foreclosed property is recorded at the lower of its cost or estimated fair value, less any estimated costs to sell. Any cost in excess of the estimated fair value on the transfer date is charged to the reserve for possible loan losses, while further declines in market values are recorded as an expense in other noninterest expense in the statement of operations. As of December 31, 1997 and 1996, the Company had valuation reserves against the other real estate owned portfolio carrying values of $653 thousand and $2.7 million, respectively.

ITEM 7--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

Please refer to pages 33-42 for Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8--FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated balance sheets of Merchants Bancshares, Inc. as of December 31, 1997 and 1996, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997, together with the related notes and the opinion of Arthur Andersen LLP, independent public accountants, all as contained on pages 2 through 30 of the Company's 1997 Annual Report to Shareholders on Form 10-K, are incorporated herein by reference.

ITEM 9--CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
        ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

                                  Part III

ITEM 10--DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11--EXECUTIVE COMPENSATION

ITEM 12--SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13--CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Reference is hereby made to pages 3 through 5, pages 8 through 10, page 13, and page 15 of the Company's Proxy Statement to Shareholders dated March 6, 1998, wherein pursuant to Regulation 14A information concerning the above subjects (Items 10 through 13) is incorporated by reference.

Pursuant to Rule 12b-23, definitive copies of the Proxy Statement will be filed within 120 days subsequent to the end of the Company's fiscal year covered by Form 10-K.

                                   PART IV

ITEM 14--EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(1) The following consolidated financial statements, as included in the 1997 Annual Report to Shareholders, are incorporated herein by reference:

     Consolidated Balance Sheets, December 31, 1997 and December 31, 1996.

     Consolidated Statements of Operations for years ended December 31, 1997, 1996 and 1995.

     Consolidated Statements of Changes in Stockholders' Equity for years ended December 31, 1997, 1996 and 1995.

     Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995.

     Notes to Consolidated Financial Statements, December 31, 1997.

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

  4 Instruments defining the rights of security holders, including indentures:

  4.1 Specimen of the Company's Common Stock Certificate (Incorporated by Reference to Exhibit 7 to the Company's Registration Statement on Form S-14 (Registration Number 2-86108) filed on August 22, 1983)

  4.2 Description of the rights of holders of the Company's Common Stock (appearing on page 9 of the Company's Registration Statement on Form S-14 (Registration No. 2-86108) filed on August 22, 1983)

 10.1 Merchants Bancshares, Inc. Dividend Reinvestment and Stock Purchase Plan (Incorporated by reference to Exhibit 4.1 to Company's Registration Statement on Form S-3 (Registration No. 333-20375) filed on January 22, 1997)

 10.2 401(k) Employee Stock Ownership Plan of the Company, dated January 1, 1990, as amended (Incorporated by reference to Company's Registration Statement on Form S-8 (Registration Number 33-3274) filed on November 16, 1989)

 10.3 Amended and Restated Merchants Bank Pension Plan dated as of January 1, 1994 (Incorporated by Reference to Exhibit 10.6 to Post-Effective Amendment Number 1 to Company's Registration Statement on Form S-8 (Registration Number 333-18845) filed on December 26, 1996)

 10.5 Employment Agreement dated as of January 1, 1997, by and between the Company, Merchants Bank and Joseph L. Boutin (Incorporated by reference to the Registrant's Annual Report on Form 10-K for the Year Ended December 31, 1996)

 10.7 Employment Agreement dated as of January 1, 1997, by and between Merchants Bank and Michael R. Tuttle (Incorporated by reference to the Registrant's Annual Report on Form 10-K for the Year Ended December 31, 1996)

 10.9 Employment Agreement dated as of January 1, 1997, by and between Merchants Bank and Thomas R. Havers (Incorporated by reference to the Registrant's Annual Report on Form 10-K for the Year Ended December 31, 1996)

 10.11 Employment Agreement dated as of January 1, 1997, by and between Merchants Bank and Thomas S. Leavitt. (Incorporated by reference to the Registrant's Annual Report on Form 10-K for the Year Ended December 31, 1996)

 10.12 Employment Agreement, dated as of January 1, 1998 by and between Merchants Bank and Janet P. Spitler.

 10.13 Employment Agreement, dated as of January 1, 1997, by and between Merchants Bank and Merchants Trust Company and William R. Heaslip (Incorporated by reference to the Registrant's Annual Report on Form 10-K for the Year Ended December 31, 1996).

 10.14 The Merchants Bank Amended and Restated Deferred Compensation Plan for Directors (Incorporated by reference to the Registrant's Annual Report on Form 10-K for the Year Ended December 31, 1996).

           10.14.1 Trust Under the Merchants Bank Amended and Restated Deferred Compensation Plan for Directors (Incorporated by reference to the Registrant's Annual Report on Form 10-K for the Year Ended December 31, 1996).

 10.15     Agreement among the Merchants Bank and Kathryn T. Boardman, Thomas
           R. Havers and Susan D. Struble dated as of December 20, 1995 (Incorporated by reference to the Registrant's Annual Report on Form 10-K for the Year Ended December 31, 1996).

           10.15.1 Trust Under the Agreement among the Merchants Bank and Kathryn T. Boardman, Thomas R. Havers and Susan D. Struble dated as of December 20, 1995 (Incorporated by reference to the Registrant's Annual Report on Form 10-K for the Year Ended December 31, 1996).

 10.16 Agreement between the Merchants Bank and Dudley H. Davis dated December 20, 1995 (Incorporated by reference to the Registrant's Annual Report on Form 10-K for the Year Ended December 31, 1996).

           10.16.1 Fixed Trust under Agreement between the Merchants Bank and Dudley H. Davis dated December 20, 1995 (Incorporated by reference to the Registrant's Annual Report on Form 10-K for the Year Ended December 31, 1996).

           10.16.2 Variable Trust under Agreement between the Merchants Bank and Dudley H. Davis dated December 21, 1995 (Incorporated by reference to the Registrant's Annual Report on Form 10-K for the Year Ended December 31,
                      1996).

 11 Statement re: computation of per share earnings. See 1997 Annual Report to Shareholders, Note 11.

 13        1997 Annual Report to Shareholders

 21        Subsidiaries of the Company

 23        Consent of Arthur Andersen LLP

 27        Financial Data Schedule

 (3)       Reports on Form 8-K: NONE


                                 SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on it's behalf by the undersigned, thereunto duly authorized.

Merchants Bancshares, Inc.

Date  February 20, 1998                By /s/ Joseph L. Boutin
     -------------------------            ---------------------------------
                                          Joseph L. Boutin, President & CEO

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of MERCHANTS BANCSHARES, INC., and in the capacities and on the date as indicated.

By /s/ Joseph L. Boutin                  By /s/ Raymond C. Pecor, Jr.
   -------------------------------------    ----------------------------------
   Joseph L. Boutin, Director, President    Raymond C. Pecor, Jr. Director
   & CEO of the Company and the Bank        Chairman of the Board of Directors


By                                       By
   -------------------------------------    ----------------------------------
   Peter A. Bouyea, Director                Charles A. Davis, Director


By /s/ Robert A. Skiff                   By /s/ Jeffrey L. Davis
   -------------------------------------    ----------------------------------
   Robert A. Skiff, Director                Jeffrey L. Davis, Director


By /s/ Michael G. Furlong                By
   -------------------------------------    ----------------------------------
   Michael G. Furlong, Director             Benjamin F. Schweyer, Director


By /s/ Janet P. Spitler                  By /s/ Leo O'Brien, Jr.
   -------------------------------------    ----------------------------------
   Janet P. Spitler, Treasurer of the       Leo O'Brien, Jr, Director
   Company, Vice President, CFO,
   and Treasurer of the Bank


By /s/ Patrick S. Robins
   -------------------------------------
   Patrick S. Robins, Director