Form 10-Q
period 1998-03-31
MERCHANTS BANCSHARES INC
filed 1998-05-15
CIK 726517

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                                  FORM 10-Q

              QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


                    FOR THE QUARTER ENDED MARCH 31, 1998
                       COMMISSION FILE NUMBER 0-11595


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

                           YES  [X]     NO  [ ]


      4,427,797 Shares Common Stock $.01 Par Outstanding March 31, 1998


                         MERCHANTS BANCSHARES, INC.

                             INDEX TO FORM 10-Q


PART I
ITEM 1   FINANCIAL STATEMENTS

         Consolidated Balance Sheets
         March 31, 1998 and December 31, 1997                            1

         Consolidated Statements of Operations
         For the three months ended March 31, 1998 and 1997              2

         Consolidated Statements of Comprehensive Income
         For the three months ended March 31, 1998 and 1997              3

         Consolidated Statement of Stockholders' Equity
         For the three months ended March 31, 1998 and 1997 and the
         Year ended December 31, 1997                                    4

         Consolidated Statements of Cash Flows
         For the three months ended March 31, 1998 and 1997              5

         Footnotes to Financial Statements as of March 31, 1998        6-7

ITEM 2   Management's Discussion and Analysis of Financial
         Condition and Results of Operations                           8-12

PART II - OTHER INFORMATION

ITEM 1   Legal Proceedings                                               13

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



                         Merchants Bancshares, Inc.
                         Consolidated Balance Sheets
                                  Unaudited

                                                                 March 31,    December 31,
                                                                   1998           1997
------------------------------------------------------------------------------------------
(In thousands except share and per share data)

ASSETS
  Cash and Due from Banks                                        $  20,925      $ 20,139
  Investments:
    Debt Securities Available for Sale                              53,103        44,241
    Debt Securities Held to Maturity                               110,897       111,458
    Trading Securities                                               1,061         1,031
----------------------------------------------------------------------------------------
      Total Investments                                            165,061       156,730
----------------------------------------------------------------------------------------
  Loans                                                            387,289       390,388
  Reserve for Possible Loan Losses                                  15,684        15,831
----------------------------------------------------------------------------------------
    Net Loans                                                      371,605       374,557
----------------------------------------------------------------------------------------
  Federal Home Loan Bank Stock                                       2,482         2,296
  Bank Premises and Equipment, Net                                  13,245        13,428
  Investments in Real Estate Limited Partnerships                    1,961         1,972
  Other Real Estate Owned                                              598           591
  Other Assets                                                      13,636        14,539
----------------------------------------------------------------------------------------
      Total Assets                                               $ 589,513     $ 584,252
========================================================================================
LIABILITIES
  Deposits:
    Demand                                                       $  72,954     $  76,712
    Savings, NOW and Money Market Accounts                         272,785       267,396
    Time Deposits $100 thousand and Greater                         23,965        23,307
    Other Time                                                     137,502       138,429
----------------------------------------------------------------------------------------
      Total Deposits                                               507,206       505,844
----------------------------------------------------------------------------------------
  Demand Note Due U.S. Treasury                                      1,565         4,000
  Other Short-Term Borrowings                                       10,000         4,000
  Other Liabilities                                                  9,907        11,057
  Long-Term Debt                                                     6,413         6,415
----------------------------------------------------------------------------------------
      Total Liabilities                                            535,091       531,316
----------------------------------------------------------------------------------------
Commitments and Contingencies (Note 13)
STOCKHOLDERS' EQUITY
  Preferred Stock Class A Non-Voting Authorized - 200,000,
   Outstanding 0                                                        --            --
  Preferred Stock Class B Voting Authorized - 1,500,000,
   Outstanding 0                                                        --            --
  Common Stock, $.01 Par Value                                          44            44
    Shares Authorized                         7,500,000
    Outstanding:  Current Period              4,297,785
                  Prior Period                4,290,698
  Treasury Stock (At Cost):  Current Period     136,835
                             Prior Period       143,922             (2,218)       (2,220)
  Capital in Excess of Par Value                                    33,222        33,223
  Retained Earnings                                                 23,051        21,537
  Unearned Compensation-Restricted Stock Awards                        (16)          (10)
  Unrealized Gain on Securities Available For Sale, Net                339           362
----------------------------------------------------------------------------------------
      Total Stockholders' Equity                                    54,422        52,936
----------------------------------------------------------------------------------------

      Total Liabilities and Stockholders' Equity                 $ 589,513      $ 584,252
========================================================================================

Book Value Per Common Share                                      $   12.29      $   11.95
========================================================================================

Note: As of March 31, 1998, the Bank had off-balance sheet liabilities in the form of standby letters of credit to customers in the amount of $5,896.


The accompanying notes are an integral part of these consolidated financial statements.


                         Merchants Bancshares, Inc.
                    Consolidated Statements of Operations
                                  Unaudited

                                                         Quarter Ended March 31,
                                                            1998         1997
--------------------------------------------------------------------------------
(In thousands except per share data)
INTEREST AND DIVIDEND INCOME:
  Interest and Fees on Loans                               $ 9,243     $  9,469
  Interest and Dividends on Investments
    U.S. Treasury and Agency Obligations                     2,587        2,342
    Other                                                       63           73
-------------------------------------------------------------------------------
Total Interest and Dividend Income                          11,893       11,884
-------------------------------------------------------------------------------

INTEREST EXPENSE:
  Savings, NOW and Money Market Accounts                     2,186        2,043
  Time Deposits $100 Thousand and Greater                      386          339
  Other Time Deposits                                        1,768        1,833
  Other Borrowed funds                                          96          146
  Debt                                                         114          107
-------------------------------------------------------------------------------
Total Interest Expense                                       4,550        4,468
-------------------------------------------------------------------------------
Net Interest Income                                          7,343        7,416
  Provision for Possible Loan Losses                            --          300
-------------------------------------------------------------------------------
Net Interest Income after Provision for Possible Loan
 Losses                                                      7,343        7,116
-------------------------------------------------------------------------------

NONINTEREST INCOME:
  Trust Company Income                                         547          386
  Service Charges on Deposits                                  699          787
  Merchant Discount Fees                                       343          425
  Gain (Loss) on Sale of Investment Securities, Net             --          (40)
  Other                                                        168          203
-------------------------------------------------------------------------------
Total Noninterest Income                                     1,757        1,761
-------------------------------------------------------------------------------

NONINTEREST EXPENSES:
  Salaries and Wages                                         2,200        2,124
  Employee Benefits                                            569          596
  Occupancy Expense                                            532          597
  Equipment Expense                                            624          535
  Provision for Impairmement of Investment Security             --          229
  Equity in Losses of Real Estate Limited Partnerships          94          172
  Expenses - Other Real Estate Owned                           117          112
  Loss on Disposition of Fixed Assets                           27          156
  Other                                                      1,932        1,991
-------------------------------------------------------------------------------
Total Noninterest Expenses                                   6,095        6,512
-------------------------------------------------------------------------------

Income Before Provision for Income Taxes                     3,005        2,365
Provision for Income Taxes                                     759          501
-------------------------------------------------------------------------------
NET INCOME                                                 $ 2,246      $ 1,864
===============================================================================

BASIC EARNINGS PER COMMON SHARE (Note 2)                   $  0.51      $  0.42
DILUTED EARNINGS PER COMMON SHARE (Note 2)                    0.50         0.42


The accompanying notes are an integral part of these consolidated financial statements.


                         Merchants Bancshares, Inc.
               Consolidated Statements of Comprehensive Income
                                  Unaudited

For the quarter ended March 31,                             1998       1997
-----------------------------------------------------------------------------
(In Thousands)

Net Income as Reported                                     $ 2,246    $ 1,864

Change in Net Unrealized Appreciation (Depreciation)
 of Securities Available for Sale, Net of Tax                  (18)      (153)

Change in Net Unrealized Appreciation of Securities
 Transferred to the Held to Maturity Portfolio, Net
 of Tax                                                         (5)         4
-----------------------------------------------------------------------------

Comprehensive Net Income                                   $ 2,223    $ 1,715
=============================================================================


The accompanying notes are an integral part of these consolidated financial statements.


                         Merchants Bancshares, Inc.
         Consolidated Statements of Changes in Stockholders' Equity
                  For the Year Ended December 31, 1997 and
               the three months ended March 31, 1998 and 1997
                                  Unaudited


                                                                                                          Net Unrealized
                                                                                            Unearned       Appreciation
                                                       Capital in                         Compensation-   (Depreciation)
                                              Common   Excess of    Retained   Treasury    Restricted     of Investment
(In thousands)                                Stock    Par Value    Earnings    Stock     Stock Awards      Securities      Total
-----------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1996                     $ 44     $ 33,155    $ 14,845   $(2,038)       $  --           $ 244        $ 46,250
  Net Income                                     --           --       1,864        --           --              --           1,864
  Purchase of Treasury Stock                     --           --          --      (402)          --              --            (402)
  Sale of Treasury Stock                         --            2          --       423           --              --             425
  Dividends Paid                                 --           --        (443)       --           --              --            (443)
  Change in Net Unrealized Appreciation
   (Depreciation) of Securities, Net of Tax      --           --          --        --           --            (149)           (149)
-----------------------------------------------------------------------------------------------------------------------------------

Balance March 31, 1997                           44       33,157      16,266    (2,017)          --              95          47,545
  Net Income                                     --           --       6,969        --           --              --           6,969
  Purchase of Treasury Stock                     --           --          --      (988)          --              --            (988)
  Sales of Treasury Stock                        --          217          --       592           --              --             809
  Issuance of Stock under Employee Stock
   Option Plans                                  --         (151)         --       193           --              --              42
  Dividends Paid                                 --           --      (1,698)       --           --              --          (1,698)
  Unearned Compensation -- Restricted Stock
   Awards                                        --           --          --        --          (10)             --             (10)
  Change in Net Unrealized Appreciation
   (Depreciation) of Securities, Net of Tax      --           --          --        --           --             267             267
-----------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1997                       44       33,223      21,537    (2,220)         (10)            362          52,936
  Net Income                                     --           --       2,246        --           --              --           2,246
  Purchase of Treasury Stock                     --           --          --      (176)          --              --            (176)
  Sales of Treasury Stock                        --            7          --       159           --              --             166
  Issuance of Stock under Employee Stock
   Option Plans                                  --           (8)         --        19           --              --              11
  Dividends Paid                                 --           --        (732)       --           --              --            (732)
  Unearned Compensation -- Restricted Stock
   Awards                                        --           --          --        --           (6)             --              (6)
  Change in Net Unrealized Appreciation
   (Depreciation) of Securities, Net of Tax      --           --          --        --           --             (23)            (23)
-----------------------------------------------------------------------------------------------------------------------------------

Balance, March 31, 1998                        $ 44     $ 33,222    $ 23,051   $(2,218)       $ (16)          $ 339        $ 54,422


The accompanying notes are an integral part of these consolidated financial statements.


                         Merchants Bancshares, Inc.
                    Consolidated Statement of Cash Flows
                                  Unaudited

For the three months ended March 31,                                    1998        1997
------------------------------------------------------------------------------------------
(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                            $  2,246    $  1,864
Adjustments to Reconcile Net Income to Net Cash Provided by
 Operating Activities:
    Provision for Possible Loan Losses                                      --         300
    Provision for Possible Losses on Other Real Estate Owned                --          10
    Provision for Impairment of Investment Security                         --         230
    Provision for Depreciation and Amortization                            639         545
    Net Gains on Sales of Investment Securities                             --          40
    Net (Gains) Losses on Sales of Premises and Equipment                  (27)         77
    Net Gains (Losses) on Sales of Other Real Estate Owned                  (5)         17
    Equity in Losses of Real Estate Limited Partnerships                    94         172
  Changes in Assets and Liabilities:
    (Increase) Decrease in Interest Receivable                            (394)        283
    Increase (Decrease) in Interest Payable                                (96)       (107)
    Decrease in Other Assets                                              (394)       (677)
    Increase in Other Liabilities                                          834         163
------------------------------------------------------------------------------------------
      Net Cash Provided by Operating Activities                          2,897       2,917
------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from Sales of Investment Securities Available for Sale           --      20,727
  Proceeds from Maturities of Investment Securities                      6,690          --
  Proceeds from Sales of Loans and Leases                                1,678       2,211
  Proceeds from Sales of Premises and Equipment                             --           6
  Proceeds from Sales of Other Real Estate Owned                            35       1,574
  Purchases of Available for Sale Investment Securities                (10,087)         --
  Purchases of Held to Maturity Investment Securities                   (4,980)    (18,098)
  Principal Repayments in Excess of (Less than) Loan Originations          722      (3,236)
  Investments in Real Estate Limited Partnerships                         (178)       (130)
  Purchases of Premises and Equipment                                     (183)     (1,159)
------------------------------------------------------------------------------------------
      Net Cash Provided by (Used in) Investing Activities               (6,303)      1,895
------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net Increase (Decrease) in Deposits                                    1,362      (8,181)
  Net Increase in Other Borrowed Funds                                   3,565       2,551
  Principal Payments on Debt                                                (3)         (1)
  Cash Dividends Paid                                                     (732)       (444)
  Acquisition of Treasury Stock                                           (176)       (402)
  Sale of Treasury Stock                                                   165         426
  Proceeds From Exercise of Employee Stock Options                          11          --
------------------------------------------------------------------------------------------
      Net Cash Used in (Provided by) Financing Activities                4,192      (6,051)
------------------------------------------------------------------------------------------

Increase (Decrease) in Cash and Cash Equivalents                           786      (1,239)
Cash and Cash Equivalents Beginning of Year                             20,139      29,726
------------------------------------------------------------------------------------------
Cash and Cash Equivalents End of Period                               $ 20,925    $ 28,487
==========================================================================================

Total Interest Payments                                               $  4,646    $  4,575
Total Income Tax Payments                                                  445          --
Transfer of Loans and Premises to Other Real Estate Owned                   48          --


The accompanying notes are an integral part of these consolidated financial statements.


                         MERCHANTS BANCSHARES, INC.
                               MARCH 31, 1998


NOTES TO FINANCIAL STATEMENTS:
See the Form 10-K filed as of December 31, 1997 for additional information.

NOTE 1: RECENT ACCOUNTING DEVELOPMENTS
In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". This statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses). Components of comprehensive income are net income and all other non-owner changes in equity. This statement requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. This statement is effective for interim and annual periods beginning after December 15, 1997, and has been adopted by the Company.

In March of 1998 the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer software Developed or Obtained for Internal Use". This statement provides guidance on accounting for the costs of computer software developed or obtained for internal use. The SOP requires that software costs incurred in the preliminary project stage should be expensed as incurred until the capitalization criteria of the SOP have been met. Once the capitalization criteria have been met subsequent costs associated with internal use software shall be capitalized in accordance with the guidance in the SOP. The SOP is effective for financial statements for fiscal years beginning after December 15, 1998.

NOTE 2: EARNINGS PER SHARE
The following table presents a reconciliation of the calculations of basic and diluted earnings per share for the quarter ended March 31, 1998:

                                                                      Per Share
                                               Income     Shares       Amount
                                               ------    ---------    ---------
                                                (In thousands except share and
                                                        per share data)

Basic Earnings Per Share:
  Income Available to Common Shareholders      $2,246    4,429,646      $0.51
Diluted Earnings Per Share:
  Options issued to Executives                     --       21,716
  Income available to Common Shareholders
   Plus Assumed Conversions                    $2,246    4,451,362      $0.50

Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the quarter. After adoption of SFAS No. 128, "Earnings Per Share", the Company is required to restate all prior period EPS data. There was no effect on earnings per share for the quarter ended March 31, 1997.

NOTE 3: COMMITMENTS AND CONTINGENCIES:
Merchants Bank (the "Bank") is a counterclaim defendant in a litigation entitled Pasquale and Vatsala Vescio, Counterclaim Plaintiffs v. The Merchants Bank, Counterclaim Defendant, now pending in the United States Bankruptcy Court for the District of Vermont.

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

NOTE 4: RECLASSIFICATION:
Certain prior period amounts reported in the financial statements have been reclassified to be consistent with the current period presentation.


                         MERCHANTS BANCSHARES, INC.

ITEM 2 --  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS

All adjustments necessary for a fair statement of the three months ended March 31, 1998 and 1997 have been included in the financial statements. The information was prepared from the books of Merchants Bancshares, Inc. (the Company) and its subsidiaries, the Merchants Bank (the Bank) and Merchants Properties, Inc., without audit.

In the ordinary course of business, the Merchants Bank makes commitments for possible future extensions of credit. On March 31, 1998, the Bank was obligated for $5.9 million of standby letters of credit. No losses are anticipated in connection with these commitments.

RESULTS OF OPERATIONS
Net income for the first quarter of 1998 was $2.2 million, or diluted earnings per share of $.50, compared to $1.86 million, or diluted earnings per share of $.42 per share for the same period a year earlier. First quarter net interest income before the provision for possible loan losses was $7.34 million for the first quarter of 1998 as compared to $7.42 million for the year earlier quarter. This slight decrease is due primarily to two factors. The Bank has seen its yield on interest earning assets decrease slightly from 8.96% to 8.75% as a result of the Bank's continuing strategy to reposition the loan portfolio and reduce concentration in commercial real estate loans. The portfolio mix is being shifted more toward commercial and residential real estate loans. Commercial real estate credits, because of their perceived risk, are generally higher yielding than residential mortgage loans and have historically made up a large portion of the Bank's loan portfolio. Additionally, the Bank has seen a slight increase in its cost of interest-bearing deposits over the course of the last year, from 4.02% at March 31, 1997, to 4.06% at March 31, 1998. This increase is due primarily to the introduction of the Bank's FreedomLYNX account, which pays interest on balances over $750 using a tiered rate structure. The average interest cost on these accounts is approximately 1.70%.

Due to the continued strength of the Bank's asset quality, and management's assessment of the adequacy of the loan loss reserve as an indicator of that strength, there was no provision taken for loan losses in the first quarter of 1998, compared to a $300 thousand provision in the first quarter of 1997. Reserve coverage continues to be very strong at 4.04% of total loans and 371% of non-performing loans. The improved asset quality achieved over the last two years will be maintained as the portfolio grows by adhering to the strong underwriting standards that have been established.

Total non-interest income has remained virtually flat from the first quarter of 1997 to the first quarter of 1998. Merchants Trust Company (the "Trust Company") has shown increased revenue of approximately $161 thousand, a 42% increase. Of this increase, $120 thousand is attributable to proceeds from a settlement of litigation brought by the Trust Company in 1996. The balance of the increase is due to a combination of new business development, implementation of a new fee schedule, and a favorable market environment. Offsetting this increase in revenue was a decrease in service charges on deposits of approximately $88 thousand (11%). The decrease in service charge revenue is due primarily to the Bank's FreedomLYNX checking account product, an account which generally charges no fees if the customer has a direct deposit, an automatic loan payment or a debit card. Merchant discount fees decreased by approximately $82 thousand (19%), due primarily to lower transaction volumes.

Total non-interest expenses have decreased approximately $417 thousand (6.4%) from the first quarter of 1997 to the first quarter of 1998. This decrease is due primarily to a charge off of an investment during the first quarter of 1997 totaling $229 thousand. Additionally, in conjunction with its conversion to the Windows NT platform the Bank recognized expenses associated with the retirement of certain assets, totaling $156 thousand, during the first quarter of 1997. Losses recognized in conjunction with the disposition of fixed assets during the first quarter of 1998 totaled $27 thousand.

YEAR 2000
The Bank is taking measures to address the impact of the Year 2000 issue on its information systems. The Year 2000 issue, which is common to most corporations, and especially important to banks, concerns the inability of information systems, primarily computer software programs, to properly recognize and process date sensitive information as the year 2000 approaches. Since the middle of 1997, a Year 2000 Committee (the Committee) has been meeting and planning the actions the Bank needs to take to verify that the Bank, all of its' vendors, and largest borrowing customers are in compliance with Year 2000 requirements in advance of this millenium change. The Committee is chaired by the Bank's Senior Operations Officer, and includes the Chief Financial Officer, Chief Auditor/Risk Management Officer, Information Systems Manager, Senior Loan Underwriter, a Trust Company Officer and Facilities/Administration Manager. The Committee provides progress reports to the Bank's senior management and reports at least quarterly to the Board of Directors. The Committee has established an assessment process that includes contacting and requesting a Year 2000 plan and testing information from all vendors and the Bank's largest borrowing customers. The Committee has contacted 175 vendors and service providers and has received responses from critical vendors and service providers. The goal is to complete programming changes and to have testing well underway for mission-critical systems by December 31, 1998. Decisions regarding replacement of any known non-compliant equipment or software will be made as early in 1998 as possible. The Bank will seek to ensure that future system installations will be year 2000 compliant. The Bank's core software provider has been working to solve the Year 2000 issue for over two years, and has reported to the Bank that, in its' opinion, the bulk of the reprogramming is complete. This core software is the Bank's most significant Year 2000 risk. Merchants Bank is regulated by the Federal Deposit Insurance Corporation ("FDIC"), which reviewed the Year 2000 plans during an on site visit in the fourth quarter of 1997, and again via telephone in April of 1998. The FDIC intends to monitor the Bank's compliance efforts on a quarterly basis through the year 2000. The Committee currently estimates that there will be costs associated with replacing certain non-compliant software and/or hardware. The Bank plans to replace many of its ATMs as well as upgrade certain software and equipment. The cost of these replacements is estimated to be $1.1 million, these costs will be capitalized and depreciated over the estimated useful lives of the assets, as such assets represent replacement of existing equipment. Additional expenses are estimated to be $175 thousand and will be expensed as incurred.

BALANCE SHEET ANALYSIS
Total assets increased approximately $5.3 million (0.9%) from December 31, 1997 to March 31, 1998. This increase is primarily comprised of an $8.3 million increase in the Company's investment portfolio. The increase in the investment portfolio was partially funded by a $3.1 million decrease in the loan portfolio. The Bank is continuing to experience the planned decrease of its commercial real estate portfolio. As part of its strategy to replace these balances the Bank introduced a new, streamlined portfolio mortgage product during the first quarter of 1998. The product is designed to shorten the turnaround time on residential mortgages with reduced documentation requirements from borrowers. Balances of residential mortgages increased $6.4 million during the first quarter of 1998. Additionally, the Bank introduced a new fixed rate home equity line of credit product during 1997. The balances bear interest at a competitive fixed rate for five years. The home equity line of credit product is one of the Bank's most profitable products, the risk profile is low, and the back office costs are lower than most of our other loan types. Outstanding balances in the new home equity line of credit product at March 31, 1998 were $11.5 million. The Bank has taken steps to protect its source of funds for this increase in fixed rate lending. During the first quarter of 1998 the Bank entered into three-year interest rate cap contracts to mitigate the effects on net interest income in the event interest rates on variable rate deposits increase. The notional amount of these contracts is $20 million. The Bank has also entered into three-year interest rate floors to mitigate the effect of net interest income in the event interest rates on floating rate loans decline. The notional amount of these contracts is $30 million.

Deposits at March 31, 1998 have increased by $1.4 million (0.3%) from December 31, 1997. Historically the Bank's deposits decrease for the first few months of the year. Much of the increase in 1998 is due to the success of our new FreedomLYNX product. Balances in this product at March 31, 1998 were $12.3 million. As discussed under "Results of Operations", above, the FreedomLYNX product has had a negative short-term impact on our margin and on service charge revenue. But, as the bank's overall balance sheet grows the FreedomLYNX accounts will prove to be a very economical source of funds.

The schedule on page 12 shows the yield analysis for the periods reported.

RISK MANAGEMENT
There have been no significant changes in the Company's risk profile, or management's risk management practices, since year-end.

INCOME TAXES
The Company recognized $240 thousand in low income housing tax credits during the quarters ended March 31, 1998 and 1997, representing the amount of the income tax credits earned during those quarters. The recognition of these low income housing tax credits has reduced the Company's effective tax rate to 25% at March 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity, as it pertains to banking, can be defined as the ability to generate cash in the most economical way to satisfy loan demand, deposit withdrawal demand, and to meet other business opportunities which require cash. The Bank has a number of sources of liquid funds; including $20 million in available Federal Funds lines of credit at March 31, 1998; an overnight line of credit with the Federal Home Loan Bank (FHLB) of $15 million; an estimated additional borrowing capacity with FHLB of $41 million; and the ability to borrow $60 million through the use of repurchase agreements, collateralized by the Bank's investments, with certain approved counterparties.

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

NON-PERFORMING ASSETS
The following tables summarize the Bank's non-performing assets as of March 31, 1998 December 31, 1997, and March 31, 1997:

                                        March 31,    December 31,    March 31,
(In thousands)                            1998           1997          1997
------------------------------------------------------------------------------

Nonaccrual Loans                         $ 3,700       $ 2,686        $ 3,316
Loans Past Due 90 Days or More and
 Still Accruing                              309           403             80
Restructured Loans                           214           215          2,362
-----------------------------------------------------------------------------
Total Non-performing Loans                 4,223         3,304          5,578
Other Real Estate Owned                      599           591            516
-----------------------------------------------------------------------------
Total Non-performing Assets              $ 4,822       $ 3,895        $ 6,274
=============================================================================

Note: Included in nonaccrual loans are certain loans whose terms have been substantially modified in troubled debt restructuring.


                                                       March 31,    December 31,    March 31,
                                                         1998           1997          1997
                                                       ---------    ------------    ---------

Percentage of Non-performing Loans to Total Loans        1.09%         0.85%          1.48%
Percentage of Non-performing Assets to Total Loans
 plus Other Real Estate Owned                            1.24%         1.00%          1.61%
Percentage of RPLL to Total Loans                        4.05%         4.06%          4.15%
Percentage of RPLL to NPL                                 371%          479%           280%
Percentage of RPLL to NPA                                 325%          406%           257%


Loans deemed impaired totaled $8.3 million, of this total $2.3 million are included as non-performing assets in the table above. Impaired loans have been allocated $2.5 million of the RPLL.

Approximately 84% of the NPL are secured by real estate, which significantly reduces the Company's exposure to loss. Based upon the secured nature of a significant portion of the NPL, the strength of the local real estate market, and management's assessment of the current and prospective level of risk in the loan portfolio, the balance of the RPLL is considered adequate at March 31, 1998. Management's assessment of the adequacy of the RPLL concluded that a provision was not necessary during the first quarter of 1998.

DISCUSSION OF EVENTS AFFECTING NPA
Significant events affecting the categories of NPA are discussed below:

Nonaccrual Loans:
-----------------
    During the first quarter of 1998 approximately $480 thousand in reductions to nonaccrual loans were offset in part by approximately $1.5 million of additions. Approximately $1.2 million of the additions were concentrated in four accounts.

Loans Past Due 90 Days:
-----------------------
    Loans past due 90 days decreased $94 thousand from December 31, 1997 to March 31, 1998.

Restructured Loans:
-------------------
    The decrease in restructured loans was due to amortization of the subject loans.


                         MERCHANTS BANCSHARES, INC.
                          SUPPLEMENTAL INFORMATION
                                 (UNAUDITED)


                                                                      Three Months Ended
                                                 --------------------------------------------------------------
                                                         March 31, 1998                   March 31, 1997
(In thousands except share and per share data)   -----------------------------    -----------------------------
                                                            Interest                         Interest
                                                 Average    Income/    Average    Average    Income/    Average
(Fully Taxable Equivalent)                       Balance    Expense     Rate      Balance    Expense     Rate
                                                 --------   --------   -------    --------   --------   -------
INTEREST EARNING ASSETS
Loans (1)                                        $390,413   $  9,262    9.62%     $387,633   $  9,397    9.83%
Taxable Investments                               159,560      2,624    6.67       145,981      2,403    6.68
Federal Funds Sold                                  1,902         26    5.54           915         12    5.30
                                                 --------------------------------------------------------------

Total Interest Earning Assets                    $551,875   $ 11,912    8.75%     $534,529   $ 11,812    8.96%
                                                 ==============================================================

INTEREST BEARING LIABILITIES
Savings, NOW and Money Market Deposits           $271,518   $  2,186    3.27%     $262,122   $  2,043    3.16%
Time Deposits                                     161,788      2,154    5.40       163,279      2,172    5.40
                                                 --------------------------------------------------------------

      Total Savings and Time Deposits             433,306      4,340    4.06       425,401      4,215    4.02
Federal Funds Purchased                             1,214         17    5.83         1,616         25    6.18
Short Term Borrowings                               3,639         50    5.60         6,338         83    5.33
Other Borrowed Funds                                8,762        143    6.61         9,799        145    5.99
                                                 --------------------------------------------------------------
Total Interest Bearing Liabilities                446,921      4,550    4.13       443,154      4,468    4.09

Other Liabilities & Stockholders' Equity
 (Net of Non-Interest Earning Assets)             104,954                           91,375
                                                 --------                         --------

Total Liabilities & Stockholders' Equity
 (Net of Non-Interest Earning Assets)            $551,875                         $534,529
                                                 ========                         ========

Rate Spread                                                             4.62%                            4.87%
                                                                        =====                            =====

Net Yield on Interest Earning Assets                                    5.41%                            5.57%
                                                                        =====                            =====

<F1>  Includes principal balance of non-accrual loans and fees on loans


                        MERCHANTS BANCSHARES, INC.
                             MARCH 31, 1998


PART II - OTHER INFORMATION

Item 1 - Legal Proceedings
Reference is made to the Form 10-K filed for the year ended December 31, 1997 for disclosure of current legal proceedings against the Company, the Bank, the Merchants Trust Company (the "Trust Company") (the "Companies") and certain directors and trustees of the Companies.

Merchants Bank is a counterclaim defendant in a litigation entitled Pasquale and Vatsala Vescio, Counterclaim Plaintiffs v. The Merchants Bank, Counterclaim Defendant, now pending in the United States Bankruptcy Court for the District of Vermont. There have been no material developments in the first quarter of 1998. For further information please refer to the Form 10-K filed for the year ended December 31, 1997

The Company, the Bank, Merchants Trust Company and certain of their directors are defendants in a lawsuit filed in November of 1994 (the "Vermont Proceedings"). The Vermont Proceedings arose from certain investments managed for Trust Company customers and placed in the Piper Jaffray Institutional Government Income Portfolio. There have been no material developments in the first quarter of 1998. For further information please refer to the Form 10-K filed for the year ended December 31, 1997.

Item 2 - Changes in Securities - NONE

Item 3 - Defaults upon Senior Securities - NONE

Item 4 - Submission of Matters to a Vote of Security Holders  - NONE

Item 5 - Other Issues - NONE

Item 6 - Exhibits and Reports on Form 8-K - NONE


                         MERCHANTS BANCSHARES, INC.

                                  FORM 10-Q

                                MARCH 31, 1998

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


                                       Merchants Bancshares, Inc.


                                       /s/ JOSEPH L. BOUTIN
                                       ---------------------------------------
                                           Joseph L. Boutin, President


                                       /s/ JANET P. SPITLER
                                       ---------------------------------------
                                           Janet P. Spitler, Treasurer


                                       May 13, 1998
                                       ---------------------------------------
                                       Date