Form 10-Q
period 1998-06-30
MERCHANTS BANCSHARES INC
filed 1998-08-14
CIK 726517

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                      FOR THE QUARTER ENDED JUNE 30, 1998
                         COMMISSION FILE NUMBER 0-11595


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

                                YES  [X]    NO  [ ]


        4,433,716 Shares Common Stock $.01 Par Outstanding June 30, 1998


                           MERCHANTS BANCSHARES, INC.

                               INDEX TO FORM 10-Q


PART I
ITEM 1   FINANCIAL STATEMENTS

         Consolidated Balance Sheets June 30, 1998 and December 31, 1997      1

         Consolidated Statements of Operations For the three months ended
         June 30, 1998 and 1997 and the six months ended June 30, 1998
         and 1997                                                             2

         Consolidated Statements of Comprehensive Income For the three months ended June 30, 1998 and 1997 and the six months ended
         June 30, 1998 and 1997                                               3

         Consolidated Statement of Changes in Stockholders' Equity For
         the six months ended June 30, 1998 and 1997 and the Year ended
         December 31, 1997                                                    4

         Consolidated Statements of Cash Flows For the six months ended
         June 30, 1998 and 1997                                               5

         Footnotes to Financial Statements as of June 30, 1998              6-7

ITEM 2   Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                             8-13


PART II - OTHER INFORMATION

ITEM 1   Legal Proceedings                                                   14

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


                           Merchants Bancshares, Inc.
                          Consolidated Balance Sheets
                                   Unaudited


                                                                     June 30,     December 31,
(In thousands except share and per share data)                         1998          1997
----------------------------------------------------------------------------------------------

ASSETS
  Cash and Due from Banks                                            $ 24,040       $ 20,139
  Investments:
    Debt Securities Held for Sale                                      58,272         44,241
    Debt Securities Held to Maturity                                  107,152        111,458
    Trading Securities                                                  1,064          1,031
--------------------------------------------------------------------------------------------
      Total Investments                                               166,488        156,730
--------------------------------------------------------------------------------------------
  Loans                                                               379,214        390,388
  Reserve for possible loan losses                                     13,787         15,831
--------------------------------------------------------------------------------------------
      Net Loans                                                       365,427        374,557
--------------------------------------------------------------------------------------------
  Federal Home Loan Bank Stock                                          2,482          2,296
  Federal Funds Sold                                                    6,000             --
  Bank Premises and Equipment, Net                                     13,270         13,428
  Investment in Real Estate Limited Partnerships                        1,881          1,972
  Other Real Estate Owned                                                 377            591
  Other Assets                                                         15,066         14,539
--------------------------------------------------------------------------------------------
      Total Assets                                                   $595,031       $584,252
============================================================================================

LIABILITIES
  Deposits:
    Demand                                                           $ 81,130       $ 76,712
    Savings, NOW and Money Market Accounts                            278,593        267,396
    Time Deposits $100 thousand and Greater                            24,200         23,307
    Other Time                                                        135,209        138,429
--------------------------------------------------------------------------------------------
      Total Deposits                                                  519,132        505,844
--------------------------------------------------------------------------------------------
  Demand Note Due U.S. Treasury                                         4,000          4,000
  Other Short-Term Borrowings                                              --          4,000
  Other Liabilities                                                     9,497         11,057
  Long-Term Debt                                                        6,412          6,415
--------------------------------------------------------------------------------------------
      Total Liabilities                                               539,041        531,316
--------------------------------------------------------------------------------------------

Commitments and Contingencies (Note 3)
STOCKHOLDERS' EQUITY
  Preferred Stock Class A Non-Voting Authorized - 200,000,
   Outstanding 0                                                           --             --
  Preferred Stock Class B Voting Authorized - 1,500,000,
   Outstanding 0                                                           --             --
  Common Stock, $.01 Par Value                                             44             44
     Shares Authorized                  7,500,000
     Outstanding, Current Period        4,302,100
                  Prior Period          4,292,763
  Treasury Stock (At Cost)                                             (2,100)        (2,220)
                  Current Period          132,520
                  Prior Period            139,857
  Capital in Excess of Par Value                                       33,153         33,223
  Retained Earnings                                                    24,651         21,537
  Unearned Compensation - Restricted Stock Awards                         (19)           (10)
  Unrealized Gains on Securities Available for Sale, Net                  261            362
--------------------------------------------------------------------------------------------
      Total Stockholders' Equity                                       55,990         52,936
--------------------------------------------------------------------------------------------
      Total Liabilities and Stockholders' Equity                     $595,031       $584,252
============================================================================================

Book Value Per Common Share                                          $  12.63       $  11.95
============================================================================================

Note: As of June 30, 1998, the Bank had off-balance sheet liabilities in the form of standby letters of credit to customers in the amount of $5,999

The accompanying notes are an integral part of these consolidated financial statements.



                          Merchants Bancshares, Inc.
                     Consolidated Statements of Operations
                                   Unaudited


                                                               Quarter Ended        Six months ended
                                                                  June 30,              June 30,
                                                             ------------------    ------------------
(In thousands except per share data)                          1998       1997       1998       1997
-----------------------------------------------------------------------------------------------------

INTEREST AND DIVIDEND INCOME
  Interest and Fees on Loans                                 $ 9,376    $ 9,602    $18,619    $19,071
  Interest and Dividends on Investments
    U.S. Treasury and Agency Obligations                       2,698      2,339      5,285      4,681
    Other                                                         80         76        143        149
-----------------------------------------------------------------------------------------------------
      Total Interest Income                                   12,154     12,017     24,047     23,901
-----------------------------------------------------------------------------------------------------
INTEREST EXPENSE
  Savings, NOW and Money Market Accounts                       2,235      2,085      4,421      4,128
  Time Deposits $100 Thousand and Greater                        395        343        781        681
  Other Time Deposits                                          1,770      1,875      3,538      3,709
  Other Borrowed Funds                                           149        165        245        311
  Debt                                                           114        108        228        214
-----------------------------------------------------------------------------------------------------
      Total Interest Expense                                   4,663      4,576      9,213      9,043
-----------------------------------------------------------------------------------------------------
  Net Interest Income                                          7,491      7,441     14,834     14,858
  Provision for Possible Loan Losses                            (119)        --       (119)       300
-----------------------------------------------------------------------------------------------------
  Net Interest Income after Provision for Loan Losses          7,610      7,441     14,953     14,558
-----------------------------------------------------------------------------------------------------
NONINTEREST INCOME
  Trust Company Income                                           492        386      1,039        773
  Service Charges on Deposits                                    724        782      1,423      1,569
  Merchant Discount Fees                                         322        425        665        740
  Loss on Sale of Investments, Net                                --        (15)        --        (56)
  Other                                                          438        137        606        449
-----------------------------------------------------------------------------------------------------
      Total Noninterest Income                                 1,976      1,715      3,733      3,475
-----------------------------------------------------------------------------------------------------
NONINTEREST EXPENSES
  Salaries and Wages                                           2,258      2,140      4,458      4,264
  Employee Benefits                                              538        470      1,107      1,066
  Occupancy Expense, Net                                         508        517      1,040      1,114
  Equipment Expense                                              635        530      1,259      1,065
  Legal and Professional Fees                                    750        506      1,277        879
  Provision for Impairment of Investment Securities               --         --         --        229
  Equity in Losses of Real Estate Limited Partnerships            75        172        169        344
  Expenses - Other Real Estate Owned                               7        248        124        360
  Loss on Disposition of Fixed Assets                             28        130         55        286
  Other                                                        1,690      1,755      3,095      3,373
-----------------------------------------------------------------------------------------------------
      Total Noninterest Expenses                               6,489      6,468     12,584     12,980
-----------------------------------------------------------------------------------------------------
Income Before Income Taxes                                     3,097      2,688      6,102      5,053
  Provision for Income Taxes                                     789        610      1,548      1,111
-----------------------------------------------------------------------------------------------------
NET INCOME                                                   $ 2,308    $ 2,078    $ 4,554    $ 3,942
=====================================================================================================

Basic Earnings Per Common Share                              $  0.52    $  0.47    $  1.03    $  0.89
Diluted Earnings Per Common Share                               0.52       0.47       1.02       0.89

The accompanying notes are an integral part of these consolidated financial statements.



                          Merchants Bancshares, Inc.
                Consolidated Statements of Comprehensive Income
                                   Unaudited

                                                           Quarter Ended      Six Months Ended
                                                              June 30,            June 30,
                                                          ----------------    ----------------
(In thousands)                                             1998      1997      1998      1997
----------------------------------------------------------------------------------------------

Net Income as Reported                                    $2,308    $2,078    $4,454    $3,942

Change in Net Unrealized Appreciation (Depreciation)
 of Securities, Net of Tax                                   (78)      133      (101)      (16)
----------------------------------------------------------------------------------------------

Comprehensive Net Income                                  $2,230    $2,211    $4,353    $3,926
==============================================================================================

The accompanying notes are an integral part of these consolidated financial statements.



                          Merchants Bancshares, Inc.
           Consolidated Statements of Changes in Stockholders' Equity
                    For the Year Ended December 31, 1997 and
                  the Six Months Ended June 30, 1998 and 1997
                                   Unaudited


                                                                                                         Net Unrealized
                                                                                           Unearned       Appreciation
                                                      Capital in                         Compensation-   (Depreciation)
                                             Common   Excess of    Retained   Treasury    Restricted     of Investment
(In thousands)                               Stock    Par Value    Earnings    Stock     Stock Awards      Securities      Total
----------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1996                    $ 44     $ 33,155    $ 14,845   $(2,038)      $  --            $  244       $ 46,250
  Net Income                                    --          --        3,942        --          --                --          3,942
  Purchase of Treasury Stock                    --          --           --      (402)         --                --           (402)
  Sale of Treasury Stock                        --         (25)          --       459          --                --            434
  Dividends Paid                                --          27         (887)       --          --                --           (860)
  Change in Net Unrealized Appreciation
   (Depreciation) of Securities, Net of Tax     --          --           --        --          --               (16)           (16)
----------------------------------------------------------------------------------------------------------------------------------

Balance June 30, 1997                           44      33,157       17,900    (1,981)         --               228         49,348
  Net Income                                    --          --        4,891        --          --               --           4,891
  Purchase of Treasury Stock                    --          --           --      (988)         --               --            (988)
  Sales of Treasury Stock                       --         244           --       556          --               --             800
  Issuance of Stock under Employee Stock
   Option Plans                                 --        (178)          --       193          --               --              15
  Dividends Paid                                --          --       (1,254)       --          --               --          (1,254)
  Unearned Compensation--Restricted Stock
   Awards                                       --          --           --        --         (10)              --             (10)
  Change in Net Unrealized Appreciation
   (Depreciation) of Securities, Net of Tax     --          --           --        --          --              134             134
----------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1997                      44      33,223       21,537    (2,220)        (10)             362          52,936
  Net Income                                    --          --        4,554        --          --               --           4,554
  Purchase of Treasury Stock                    --          --           --      (294)         --               --            (294)
  Sales of Treasury Stock                       --         (61)          --       189          --               --             128
  Issuance of Stock under Employee Stock
   Option Plans                                 --          (9)          --       225          --               --             216
  Dividends Paid                                --          --       (1,440)       --          --               --          (1,440)
  Unearned Compensation--Restricted Stock
   Awards                                       --          --           --        --          (9)              --              (9)
  Change in Net Unrealized Appreciation
   (Depreciation) of Securities, Net of Tax     --          --           --        --          --             (101)           (101)
----------------------------------------------------------------------------------------------------------------------------------

Balance, June 30, 1998                         $44    $ 33,153     $ 24,651   $(2,100)     $  (19)           $ 261        $ 55,990
==================================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.



                          Merchants Bancshares, Inc.
                      Consolidated Statement of Cash Flows
                                   Unaudited

For the six months ended June 30,                                                 1998         1997
-----------------------------------------------------------------------------------------------------
(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                                       $ 4,554      $ 3,942
Adjustments to Reconcile Net Income to Net Cash Provided by
 Operating Activities:
  Provision for Possible Loan Losses                                                (119)         300
  Provision for Possible Losses on Other Real Estate Owned                             7           --
  Provision for Impairment of Investment Security                                     --          229
  Provision for Depreciation and Amortization                                      1,288        1,172
  Net Gains on Sales of Investment Securities                                         --         (173)
  Net Gains on Sales of Loans and Leases                                            (213)          --
  Net Losses on Sales of Premises and Equipment                                       55           25
  Net Gains on Sales of Other Real Estate Owned                                      (69)        (298)
  Equity in Losses of Real Estate Limited Partnerships                               169          344
Changes in Assets and Liabilities:
  (Increase) Decrease in Interest Receivable                                        (225)         364
  Decrease in Interest Payable                                                      (160)        (242)
  (Increase) Decrease in Other Assets                                             (6,302)         302
  Decrease in Other Liabilities                                                   (1,400)        (453)
-----------------------------------------------------------------------------------------------------
      Net Cash Provided by (Used in) Operating Activities                         (2,415)       5,512
-----------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from Sales of Investment Securities Available for Sale                     --       18,067
  Proceeds from Maturities of Investment Securities                               20,510           --
  Proceeds from Sales of Loans and Leases                                         14,231           --
  Proceeds from Sales of FHLB Stock                                                   --          545
  Proceeds from Sales of Premises and Equipment                                       --            6
  Proceeds from Sales of Other Real Estate Owned                                     657        2,144
  Purchases of Available for Sale Investment Securities                          (27,816)          --
  Purchases of Held to Maturity Investment Securities                             (5,232)     (18,098)
  Purchases of FHLB Stock                                                           (186)          --
  Loan Originations in Excess of Principal Payments                               (3,209)      (6,449)
  Investments in Real Estate Limited Partnerships                                   (192)        (130)
  Purchases of Premises and Equipment                                               (342)      (2,291)
-----------------------------------------------------------------------------------------------------
      Net Cash Used in Investing Activities                                       (1,579)      (6,206)
-----------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net Increase (Decrease) in Deposits                                             13,288       (3,951)
  Net Increase (Decrease) in Other Borrowed Funds                                 (4,000)       1,478
  Principal Payments on Debt                                                          (3)          (1)
  Cash Dividends Paid                                                             (1,440)        (860)
  Acquisition of Treasury Stock                                                     (294)        (402)
  Proceeds From Sales of Treasury Stock                                              128          434
  Proceeds From Exercise of Employee Stock Options                                   216           --
-----------------------------------------------------------------------------------------------------
      Net Cash Provided by (Used in) Financing Activities                          7,895       (3,302)
-----------------------------------------------------------------------------------------------------

Increase (Decrease) in Cash and Cash Equivalents                                   3,901       (3,996)
Cash and Cash Equivalents Beginning of Year                                       20,139       29,726
-----------------------------------------------------------------------------------------------------
Cash and Cash Equivalents End of Period                                         $ 24,040     $ 25,730
=====================================================================================================

Total Interest Payments                                                         $  4,823     $  9,360
Total Income Tax Payments                                                          1,270        1,000
Transfer of Loans and Premises to Other Real Estate Owned                            381          189

The accompanying notes are an integral part of these consolidated financial statements.



                           MERCHANTS BANCSHARES, INC.
                                 JUNE 30, 1998

NOTES TO FINANCIAL STATEMENTS:

See the Form 10-K filed as of December 31, 1997 for additional information.


NOTE 1: RECENT ACCOUNTING DEVELOPMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes standards for reporting and accounting for derivative instruments ("derivatives") and hedging activities. The statement requires that derivatives be reported as assets or liabilities in the Consolidated Balance Sheets and that derivatives be reported at fair value. The statement establishes criteria for accounting for changes in the fair value of derivatives based on the intended use of the derivatives. The statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Based on the Bank's current use of derivatives the Company does not expect the adoption of SFAS No. 133 to have a material impact on the company's financial position or results of operations.

In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). This statement provides guidance on accounting for the costs of computer software developed or obtained for internal use. Under SOP 98-1 software costs incurred in the preliminary project stage are expensed as incurred. Once the capitalization criteria have been met subsequent costs associated with internal use software shall be capitalized in accordance with the guidance in SOP 98-1. Prior to the issuance of SOP 98-1 it has been the company's policy to expense all such costs. SOP 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998. The company does not expect that the adoption of SOP 98-1 will have a material impact on the Company's financial position or results of operations.

In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS No. 131"). This statement establishes the standards for reporting information about segments in annual and interim financial statements. SFAS No. 131 introduces a new model for segment reporting; the "management approach". The management approach is based on the way the chief operating decision-maker organizes segments within a company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure - any manner in which management disaggregates a company. This statement is effective and will be adopted for the Company's financial statements for the fiscal year ended December 31, 1998 and requires the restatement of previously reported segment information for all periods presented.


NOTE 2: EARNINGS PER SHARE

The following table presents a reconciliation of the calculations of basic and diluted earnings per share for the quarter ended June 30, 1998:

                                                                               Per Share
                                                        Income     Shares       Amount
                                                        ------    ---------    ---------
(In thousands except share and per share data)

Basic Earnings Per Share:
  Income Available to Common Shareholders               $2,308    4,432,827      $0.52
Diluted Earnings Per Share:
  Options issued to Executives                              --      20,399
  Income available to Common Shareholders Plus
   Assumed Conversions                                  $2,308    4,453,226      $0.52

Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the quarter. After adoption of SFAS No. 128, "Earnings Per Share" the Company is required to restate all prior period EPS data. There was no effect on earnings per share for the quarter ended June 30, 1997.


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


                           MERCHANTS BANCSHARES, INC.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All adjustments necessary for a fair statement of the six months ended June 30, 1998 and 1997 have been included in the financial statements. The information was prepared from the books of Merchants Bancshares, Inc. (the Company) and its subsidiaries, the Merchants Bank (the Bank) and Merchants Properties, Inc., without audit.

In the ordinary course of business, the Merchants Bank makes commitments for possible future extensions of credit. On June 30, 1998, the Bank was obligated for $6.0 million of standby letters of credit. No losses are anticipated in connection with these commitments.

OVERVIEW

Merchants Bancshares, Inc. recorded net income of $2.31 million, or basic and diluted earnings per share of $.52 for the quarter ended June 30, 1998, compared to $2.08 million, or basic and diluted earnings per share of $.47 per share for the same period a year earlier. Net income for the six months ended June 30, 1998 was $4.55 million, or basic earnings per share of $1.03 and diluted earnings per share of $1.02, compared to $3.94 million or basic and diluted earnings per share of $.89 for the six months ended June 30, 1997. The return on average assets and return on average equity for the second quarter of 1998 were 1.54% and 16.72%, respectively, compared to 1.45% and 17.31% for the second quarter of 1997. The return on average assets and return on average equity for the six months ended June 30, 1998 were 1.54% and 16.81%, respectively, compared to 1.37% and 16.63% for the six months ended June 30, 1997.


BALANCE SHEET ANALYSIS

Total deposits increased by $13.29 million (2.6%) during the six months ended June 30, 1998. The deposit growth was fueled by the success of the Bank's redesign and simplification of its product line, coupled with the focused efforts by the sales staff. The sales program, LYNX Banking, has as its' foundation fewer products that have potential lifetime appeal to the Bank's customers. The Bank's FreedomLYNX checking account has no minimum balance requirements, pays interest on balances over a minimum amount, and generally charges no fees. The Bank's MoneyLYNX money market account pays interest at a competitive rate on balances over $1,500. So, as the customer's needs change and balances grow they can move into the higher yielding product. Since the launch of the FreedomLYNX account in the 4th quarter of 1996 the Bank has opened 8,500 accounts with total balances in excess of $15 million at a cost of funds of approximately 1.7%.

Total loans have decreased $11.17 million (2.86%) during the six months. These funds were, primarily, redeployed into the Bank's investment portfolio, which increased by $9.76 million (6.22%) during the six months ended June 30, 1998. This decrease in the loan portfolio is primarily attributable to the sale of $12.98 million in loans; substantially all of which were commercial real estate credits. The Bank continues to shift the loan portfolio toward non-real estate commercial loans and residential real estate loans. The loan sale was part of the Bank's ongoing effort to reposition the loan portfolio and reduce concentration in commercial real estate loans. The Bank does not anticipate that there will be loan sales of this magnitude in the future. As part of its strategy to replace balances running off in the commercial real estate portfolio, the Bank has revamped its residential real estate products, and introduced a new streamlined mortgage product during the first quarter of 1998. The product is designed to shorten the turnaround time on residential mortgages with reduced documentation requirements from borrowers. The result of these efforts can be seen in the changes in the portfolio mix during the first six months of the year. During the first six months of 1998 the Bank's commercial real estate portfolio decreased by $28.58 million, while the residential real estate portfolio increased by $15.77 million and the commercial loan portfolio increased by $2.15 million. Additionally, the Bank introduced a new fixed rate home equity line of credit product during 1997. The balances bear interest at a competitive fixed rate for five years. The home equity line of credit product is one of the Bank's most profitable products, the risk profile is low, and the back office costs are lower than most other types of loans. Outstanding balances in the new home equity line of credit product at June 30, 1998 were $13 million. The Bank has taken steps to protect its source of funds for this increase in fixed rate lending. During the first six months of 1998 the Bank entered into three-year interest rate cap contracts to mitigate the effects on net interest income in the event interest rates on variable rate deposits increase. The notional amount of these contracts is $30 million. The Bank has also entered into three-year interest rate floors to mitigate the effect of net interest income in the event interest rates on floating rate loans decline. The notional amount of these contracts is $30 million.


RESULTS OF OPERATIONS

Second quarter net interest income before the provision for possible loan losses was $7.49 million as compared to $7.44 million for the year earlier quarter. Net interest income was $14.83 million for the first six months of 1998 compared to $14.86 million for the first six months of 1997. Net interest income has remained stable over the last year despite a decrease in the Bank's net interest margin from 5.57% to 5.39%. This stability is attributable to certain shifts in the balance sheet. Average year to date interest earning assets have increased by $21.32 million from June 30, 1997 to June 30, 1998. This increase was primarily funded by an increase in average interest bearing liabilities of $7.76 million, an increase in average demand deposits of $2.98 million, and a decrease in non-interest earning assets of $6.01 million. The Company continues to experience decreases in the average yield on loans, partly as a result of the Bank's continuing strategy to reposition the loan portfolio and reduce concentration in potentially higher-yielding commercial real estate loans, and partly as a result of an increasingly competitive marketplace. Additionally, the Bank has seen a slight increase in its cost of interest-bearing deposits over the course of the last year, from 4.06% at June 30, 1997, to 4.10% at June 30, 1998. This increase is due primarily to increased balances in the Bank's FreedomLYNX interest-bearing checking account, at a cost of approximately 1.7%, and increased balances in the Bank's money market accounts at an interest cost of approximately 4.62%. The schedule on page 12 shows the yield analysis for the periods reported.

Due to the continued strength of the Bank's asset quality, and management's assessment of the adequacy of the loan loss reserve as an indicator of that strength, there was no provision taken for loan losses in the second quarter of 1998 or 1997. During the second quarter of 1998 the Company recognized a recovery on a previously charged down loan of $119 thousand. This amount was credited to income through the provision for loan losses. Reserve coverage continues to be very strong at 3.64% of total loans and 245% of non-performing loans. The improved asset quality achieved over the last two years will be maintained as the portfolio grows by adhering to the strong underwriting standards that have been established.

Total non-interest income has increased $261 thousand (15.22%) from the same quarter a year earlier, and $258 thousand (7.42%) for the first six months of 1998. This change is principally due to a gain of $223 thousand recognized on the loan sale mentioned above. This amount is included in Other Noninterest Income in the corresponding Statements of Operations. Merchants Trust Company (the "Trust Company") has shown increased revenue of approximately $106 thousand (27%) for the quarter, and $266 thousand (34%) for the first six months of 1998. Of the year to date increase, $120 thousand is attributable to proceeds from a settlement of litigation brought by the Trust Company in 1996. The balance of the increase is due to a combination of new business development, implementation of a new fee schedule, and a favorable market environment. Offsetting this increase in revenue was a decrease in service charges on deposits of approximately $58 thousand (7%) for the quarter and $146 thousand (9.3%) year to date. The decrease in service charge revenue is due primarily to the Bank's FreedomLYNX checking account product, an account which generally charges no fees if the customer has a direct deposit, an automatic loan payment or a debit card. Merchant discount fees decreased by approximately $103 thousand for the quarter (24%), and $75 thousand (10.13%) year to date, due primarily to lower transaction volumes. These changes are consistent with the Bank's strategy to emphasize margin dollars over fee income.

Total non-interest expenses for the second quarter have remained flat year over year, and have decreased by $396 thousand (3.05%) for the first six months. Salaries, wages and employee benefits have increased by $186 thousand (7.1%) for the second quarter and $235 thousand (4.4%) for the first six months of the year. The Bank has increased staff by 11 full time equivalent employees over the last year, 10 of which are in the sales departments. This additional staff will support the Bank's sales efforts and will help to fuel overall balance sheet growth. Legal and professional fees have increased $245 thousand (48.4%) for the second quarter and $398 thousand (45%) for the first six months of 1998. This increase is due primarily to expenses incurred by the Bank as it defended itself in certain litigation. For more information on this litigation see Part II, Item 1, Legal Proceedings. Expenses associated with Other Real Estate Owned ("OREO") decreased $241 thousand (97%) for the quarter ended June 30, 1998 versus the prior year quarter and $236 thousand (81%) for the first six months of 1998 versus the first six months of 1997. This decrease is due primarily to reimbursement of expenses and gains recognized upon the sale of certain properties, coupled with an overall smaller OREO portfolio. Additionally, in conjunction with its conversion to the Windows NT platform and other capital improvements the Bank recognized expenses associated with the retirement of certain assets, totaling $130 thousand, for the second quarter of 1997, and $286 thousand for the first six months of last year. Losses recognized in conjunction with the disposition of fixed assets during the second quarter of 1998 totaled $28 thousand, and are $55 thousand year to date.


YEAR 2000

The Bank is taking measures to address the impact of the Year 2000 issue on its information systems. The Year 2000 issue, which is common to most corporations, and especially important to banks, concerns the inability of information systems, primarily computer software programs, to properly recognize and process date sensitive information as the year 2000 approaches. Since the middle of 1997, a Year 2000 Committee (the Committee) has been meeting and planning the actions the Bank needs to take to verify that the Bank, all of its' vendors, and largest borrowing customers are in compliance with Year 2000 requirements in advance of this millennium change. The Committee is chaired by the Bank's Senior Operations Officer, and includes the Chief Financial Officer, Chief Auditor/Risk Management Officer, Information Systems Manager, Senior Loan Underwriter, a Trust Company Officer and Facilities/Administration Manager. The Committee provides progress reports to the Bank's senior management and reports at least quarterly to the Board of Directors. The Committee has established an assessment process that includes contacting and requesting a Year 2000 plan and testing information from all vendors and the Bank's largest borrowing customers. The Committee has contacted 175 vendors and service providers and has received responses from critical vendors and service providers. The goal is to complete programming changes and to have testing well underway for mission-critical systems by December 31, 1998. Decisions regarding replacement of any known non-compliant equipment or software will be made as early in 1998 as possible. The Bank will seek to ensure that future system installations will be year 2000 compliant. The Bank's core software provider has been working to solve the Year 2000 issue for over two years, and has reported to the Bank that, in its opinion, the bulk of the reprogramming is complete. This core software is the Bank's most significant Year 2000 risk. The Bank has updated our internal Disaster Recovery/Contingency plans during the second quarter. This planning effort included a Business Impact Analysis relating to our mission critical systems and is the foundation documentation that we will use to finalize our Year 2000 mission critical service provider Contingency plans. These Contingency Plans are being developed to mitigate the risks associated with the Year 2000 date change and to provide a business continuity strategy. We are in the process of establishing a "trigger date" or timeline for each service provider that can be used to activate the respective Contingency Plan should it be necessary to do so. Merchants Bank is regulated by the Federal Deposit Insurance Corporation ("FDIC"), which reviewed the Year 2000 plans during an on site visit in the fourth quarter of 1997, and again via telephone in April of 1998. The FDIC intends to monitor the Bank's compliance efforts on a quarterly basis through the year 2000. The Committee currently estimates that there will be costs associated with replacing certain non-compliant software and/or hardware. The Bank plans to replace many of its ATMs as well as upgrade certain software and equipment. The cost of these replacements is estimated to be $1.32 million, these costs will be capitalized and depreciated over the estimated useful lives of the assets, as such assets represent replacement of existing equipment. Additional expenses are estimated to be $319 thousand and will be expensed as incurred.


RISK MANAGEMENT

There have been no significant changes in the Company's risk profile, or management's risk management practices, since year-end.


INCOME TAXES

The Company recognized $240 thousand in low income housing tax credits for each of the first two quarters of 1997 and 1998, representing the amount of the income tax credits earned during those quarters. The recognition of these low income housing tax credits has reduced the Company's effective tax rate to 25% for the quarter and six months ended June 30, 1998.


LIQUIDITY AND CAPITAL RESOURCES

Liquidity, as it pertains to banking, can be defined as the ability to generate cash in the most economical way to satisfy loan demand, deposit withdrawal demand, and to meet other business opportunities, which require cash. The Bank has a number of sources of liquid funds; including $20 million in available Federal Funds lines of credit at June 30, 1998; an overnight line of credit with the Federal Home Loan Bank (FHLB) of $15 million; an estimated additional borrowing capacity with FHLB of $58 million; and the ability to borrow $60 million through the use of repurchase agreements, collateralized by the Bank's investments, with certain approved counterparties.


NON-PERFORMING ASSETS

The following tables summarize the Bank's non-performing assets as of June 30, 1998, December 31, 1997, and June 30, 1997:


(In thousands)                                           June 30, 1998    December 31, 1997    June 30, 1997
                                                         -------------    -----------------    -------------

Nonaccrual Loans                                            $4,853             $2,686             $3,295
Loans Past Due 90 Days or More and Still Accruing              438                403                634
Restructured Loans                                             333                215              2,198
--------------------------------------------------------------------------------------------------------
Total Non-performing Loans                                   5,624              3,304              6,127
Other Real Estate Owned                                        377                591                330
--------------------------------------------------------------------------------------------------------
Total Non-performing Assets                                 $6,001             $3,895             $6,457
--------------------------------------------------------------------------------------------------------

Note: Included in nonaccrual loans are certain loans whose terms have been substantially modified in troubled debt restructuring.


                                                         June 30, 1998      December 31, 1997     June 30, 1997
                                                         -------------    -----------------    -------------

Percentage of Non-performing Loans to Total Loans            1.48%                  0.85%             1.55%
Percentage of Non-performing Assets to Total Loans
 plus Other Real Estate Owned                                1.58%                  1.00%             1.63%
Percentage of RPLL to Total Loans                            3.64%                  4.06%             4.08%
Percentage of RPLL to NPL                                     245%                   479%              263%
Percentage of RPLL to NPA                                     230%                   406%              249%

Loans deemed impaired totaled $9.6 million, of this total $4.7 million are included as non-performing assets in the table above. Impaired loans have been allocated $1.6 million of the RPLL.

Approximately 80% of the NPL are secured by real estate, which significantly reduces the Company's exposure to loss. Based upon the secured nature of a significant portion of the NPL, the strength of the local real estate market, and management's assessment of the current and prospective level of risk in the loan portfolio, the balance of the RPLL is considered adequate at June 30, 1998. Management's assessment of the adequacy of the RPLL concluded that a provision was not necessary during the first two quarters of 1998.


DISCUSSION OF EVENTS AFFECTING NPA

Significant events affecting the categories of NPA are discussed below:

Nonaccrual Loans:

      During the second quarter of 1998 approximately $3.1 million in additions to nonaccrual loans were offset in part by approximately $1.9 million of reductions. Of the reported increase, approximately $2.5 million was concentrated in two relationships.

Loans Past Due 90 Days:

      Loans past due 90 days increased $35 thousand from December 31, 1997 to June 30, 1998. Approximately 36% of the remaining balances carry guarantees from the U.S. Small Business Administration.

Restructured Loans:

      The reported increase was driven by the addition of a single relationship


                           Merchants Bancshares, Inc.
                            Supplemental Information
                                  (Unaudited)


                                                                     Three Months Ended
                                                 -----------------------------------------------------------
                                                        June 30, 1998                  June 30, 1997
                                                 ----------------------------   ----------------------------
                                                 Interest                       Interest
                                                 Average    Income/   Average   Average    Income/   Average
(Fully Taxable Equivalent)                       Balance    Expense    Rate     Balance    Expense    Rate
                                                 --------   -------   -------   --------   -------   -------
(In thousands except share and per share data)
INTEREST EARNING ASSETS
  Loans (1)                                      $391,538   $ 9,395    9.62%    $391,723   $ 9,626    9.83%
  Taxable Investments                             168,205     2,738    6.53%     142,670     2,389    6.70%
  Federal Funds Sold                                2,918        40    5.50%       1,868        26    5.57%
                                                 ---------------------------------------------------------
      Total Interest Earning Assets              $562,661   $12,173    8.68%    $536,261   $12,041    8.98%
                                                 =========================================================

INTEREST BEARING LIABILITIES
  Savings, NOW and Money Market Deposits         $278,265   $ 2,235    3.22%    $262,489   $ 2,086    3.18%
  Time Deposits                                   160,885     2,164    5.40%     165,585     2,218    5.36%
                                                 ---------------------------------------------------------
      Total Savings and Time Deposits             439,150     4,399    4.02%     428,074     4,304    4.02%

  Federal Funds Purchased                             997        15    6.05%         805        11    5.68%
  Other Borrowed Funds                              9,670       135    5.59%      11,522       155    5.36%
  Debt                                              6,412       114    7.13%       5,230       106    8.13%
                                                 ---------------------------------------------------------
      Total Interest Bearing Liabilities          456,229     4,663    4.10%     445,631     4,576    4.11%

Other Liabilities & Stockholders' Equity
 (Net of Non-Interest Earning Assets)             106,432                         90,630
                                                 --------                       --------

Total Liabilities & Stockholders' Equity
 (Net of Non-Interest Earning Assets)            $562,661                       $536,261
                                                 ========                       ========

Rate Spread                                                            4.58%                          4.89%
                                                                       ====                           ====

Net Yield on Interest Earning Assets                                   5.35%                          5.57%
                                                                       ====                           ====

<F1>   Includes principal balance of non-accrual loans and fees on loans

                           Merchants Bancshares, Inc.
                            Supplemental Information
                                  (Unaudited)


                                                                       Six Months Ended
                                                 -----------------------------------------------------------
                                                          June 30, 1998                  June 30, 1997
                                                 ----------------------------   ----------------------------
                                                 Interest                       Interest
                                                 Average    Income/   Average   Average    Income/   Average
(Fully Taxable Equivalent)                       Balance    Expense    Rate     Balance    Expense    Rate
                                                 --------   -------   -------   --------   -------   -------
(In thousands except share and per share data)
INTEREST EARNING ASSETS
  Loans (1)                                      $390,864   $18,657    9.63%    $389,620   $19,120    9.81%
  Taxable Investments                             163,409     5,362    6.62%     144,317     4,792    6.64%
  Federal Funds Sold                                2,407        66    5.53%       1,420        38    5.35%
                                                 ---------------------------------------------------------
      Total Interest Earning Assets              $556,680   $24,085    8.72%    $535,357   $23,950    8.95%
                                                 =========================================================

INTEREST BEARING LIABILITIES
  Savings, NOW and Money Market Deposits         $276,087   $ 4,421    3.23%    $263,842   $ 4,128    3.13%
  Time Deposits                                   161,336     4,319    5.40%     164,151     4,390    5.35%
                                                 ---------------------------------------------------------
      Total Savings and Time Deposits             437,423     8,740    4.03%     427,993     8,518    3.98%

  Federal Funds Purchased                           1,108        32    5.82%       1,210        36    6.20%
  Other Borrowed Funds                              7,885       213    5.44%      10,639       275    5.23%
  Debt                                              6,414       228    7.18%       5,232       214    8.24%
                                                 ---------------------------------------------------------
      Total Interest Bearing Liabilities          452,830     9,213    4.10%     445,074     9,043    4.06%

Other Liabilities & Stockholders' Equity
 (Net of Non-Interest Earning Assets)             103,850                         90,283
                                                 --------                       --------

Total Liabilities & Stockholders' Equity
 (Net of Non-Interest Earning Assets)            $556,680                       $535,357
                                                 ========                       ========

Rate Spread                                                            4.62%                          4.89%
                                                                       ====                           ====

Net Yield on Interest Earning Assets                                   5.39%                          5.57%
                                                                       ====                           ====

<F1>   Includes principal balance of non-accrual loans and fees on loans

                           MERCHANTS BANCSHARES, INC.
                                 JUNE 30, 1998


PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

Reference is made to the Form 10-K filed for the year ended December 31, 1997 for disclosure of current legal proceedings against the Company, the Bank, the Merchants Trust Company (the "Trust Company") (the "Companies") and certain directors and trustees of the Companies.

Merchants Bank is a counterclaim defendant in a litigation entitled Pasquale and Vatsala Vescio, Counterclaim Plaintiffs v. The Merchants Bank, Counterclaim Defendant, now pending in the United States Bankruptcy Court for the District of Vermont. There have been no material developments in the second quarter of 1998. For further information please refer to the Form 10-K filed for the year ended December 31, 1997.

The Company, the Bank, the Trust Company and certain of their directors are defendants in a lawsuit filed in November of 1994 (the "Vermont Proceedings"). The Vermont Proceedings arose from certain investments managed for Trust Company customers and placed in the Piper Jaffray Institutional Government Income Portfolio. There have been no material developments in the second quarter of 1998. For further information please refer to the Form 10-K filed for the year ended December 31, 1997.

Item 2 - Changes in Securities - NONE

Item 3 - Defaults upon Senior Securities - NONE

Item 4 - Submission of Matters to a Vote of Security Holders  - NONE

Item 5 - Other Issues - NONE

Item 6 - Exhibits and Reports on Form 8-K - NONE


                           MERCHANTS BANCSHARES, INC.

                                   FORM 10-Q

                                 JUNE 30, 1998

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        Merchants Bancshares, Inc.


                                        /s/ Joseph L. Boutin
                                        --------------------------------------
                                        Joseph L. Boutin, President


                                        /s/ Janet P. Spitler
                                        --------------------------------------
                                        Janet P. Spitler, Treasurer

                                        August 12, 1998
                                        --------------------------------------
                                        Date