Form 10-Q
period 1998-09-30
MERCHANTS BANCSHARES INC
filed 1998-11-13
CIK 726517

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549



                                  FORM 10-Q

              QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTER ENDED SEPTEMBER 30, 1998
                       COMMISSION FILE NUMBER 0-11595


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

                             YES   X    NO
                                 -----     -----


    4,417,777 Shares Common Stock $.01 Par Outstanding September 30, 1998




                         MERCHANTS BANCSHARES, INC.

                             INDEX TO FORM 10-Q


PART I
  ITEM 1  FINANCIAL STATEMENTS

          Consolidated Balance Sheets
          September 30, 1998 and December 31, 1997                         1

          Consolidated Statements of Operations
          For the three months ended September 30, 1998 and 1997 and
          the nine months ended September 30, 1998 and 1997                2

          Consolidated Statements of Comprehensive Income
          For the three months ended September 30, 1998 and 1997 and
          the nine months ended September 30, 1998 and 1997                3

          Consolidated Statement of Changes in Stockholders' Equity
          For the nine months ended September 30, 1998 and 1997 and
          the Year ended December 31, 1997                                 4

          Consolidated Statements of Cash Flows
          For the nine months ended September 30, 1998 and 1997            5

          Footnotes to Financial Statements as of September 30, 1998     6-8

  ITEM 2  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                           9-16

PART II - OTHER INFORMATION

  ITEM 1  Legal Proceedings                                               17

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



                         Merchants Bancshares, Inc.
                         Consolidated Balance Sheets
                                  Unaudited

                                                                           September 30,     December 31,
(In thousands except share and per share data)                                 1998              1997
---------------------------------------------------------------------------------------------------------
ASSETS
  Cash and Due from Banks                                                    $ 18,207          $ 20,139
  Investments:
    Debt Securities Held for Sale                                              65,374            44,241
    Debt Securities Held to Maturity                                          103,344           111,458
    Trading Securities                                                          1,075             1,031
-------------------------------------------------------------------------------------------------------
      Total Investments                                                       169,793           156,730
-------------------------------------------------------------------------------------------------------
  Loans                                                                       394,868           390,388
  Reserve for possible loan losses                                             13,723            15,831
-------------------------------------------------------------------------------------------------------
      Net Loans                                                               381,145           374,557
-------------------------------------------------------------------------------------------------------
  Federal Home Loan Bank Stock                                                  2,482             2,296
  Federal Funds Sold                                                            5,000                --
  Bank Premises and Equipment, Net                                             13,364            13,428
  Investment in Real Estate Limited Partnerships                                2,014             1,972
  Other Real Estate Owned                                                         818               591
  Other Assets                                                                 13,827            14,539
-------------------------------------------------------------------------------------------------------
      Total Assets                                                           $606,650          $584,252
=======================================================================================================

LIABILITIES
  Deposits:
    Demand                                                                   $ 80,062          $ 76,712
    Savings, NOW and Money Market Accounts                                    293,182           267,396
    Time Deposits $100 thousand and Greater                                    24,565            23,307
    Other Time                                                                134,208           138,429
-------------------------------------------------------------------------------------------------------
      Total Deposits                                                          532,017           505,844
-------------------------------------------------------------------------------------------------------
  Demand Note Due U.S. Treasury                                                 1,377             4,000
  Other Short-Term Borrowings                                                      --             4,000
  Other Liabilities                                                             7,352            11,057
  Long-Term Debt                                                                6,410             6,415
-------------------------------------------------------------------------------------------------------
      Total Liabilities                                                       547,156           531,316
-------------------------------------------------------------------------------------------------------

Commitments and Contingencies (Note 3)
STOCKHOLDERS' EQUITY
  Preferred Stock Class A Non-Voting
   Authorized - 200,000, Outstanding 0                                             --                --
  Preferred Stock Class B Voting
   Authorized - 1,500,000, Outstanding 0                                           --                --
  Common Stock, $.01 Par Value                                                     44                44
    Shares Authorized                                        7,500,000
    Outstanding,    Current Period                           4,284,323
                    Prior Period                             4,290,698
  Treasury Stock (At Cost)                                                     (2,521)           (2,220)
                    Current Period                             150,297
                    Prior Period                               143,922
  Capital in Excess of Par Value                                               33,086            33,223
  Retained Earnings                                                            26,210            21,537
  Deferred Compensation Arrangements                                            2,107               (10)
  Unrealized Gains on Securities Available for Sale, Net                          568               362
-------------------------------------------------------------------------------------------------------
      Total Stockholders' Equity                                               59,494            52,936
-------------------------------------------------------------------------------------------------------
      Total Liabilities and Stockholders' Equity                             $606,650          $584,252
=======================================================================================================

Book Value Per Common Share                                                  $  13.47          $  11.95
=======================================================================================================

Note: As of September 30, 1998, the Bank had off-balance sheet liabilities in the form of standby letters of credit to customers in the amount of $6,178

The accompanying notes are an integral part of these consolidated financial statements.



                         Merchants Bancshares, Inc.
                    Consolidated Statements of Operations
                                  Unaudited

                                               Quarter Ended September 30,     Nine months ended September 30,
(In thousands except per share data)                1998        1997                  1998        1997
--------------------------------------------------------------------------------------------------------------

INTEREST AND DIVIDEND INCOME
  Interest and Fees on Loans                       $ 9,073     $ 9,778               $27,692     $28,850
  Interest and Dividends on Investments
   U.S. Treasury and Agency Obligations              2,701       2,290                 7,987       6,971
    Other                                              195          69                   338         218
--------------------------------------------------------------------------------------------------------
      Total Interest Income                         11,969      12,137                36,017      36,039
--------------------------------------------------------------------------------------------------------

INTEREST EXPENSE
  Savings, NOW and Money Market Accounts             2,393       2,147                 6,814       6,275
  Time Deposits $100 Thousand and Greater              401         256                 1,182       1,037
  Other Time Deposits                                1,751       1,983                 5,290       5,592
  Other Borrowed Funds                                  26          48                   271         281
  Debt                                                 116         144                   344         437
--------------------------------------------------------------------------------------------------------
      Total Interest Expense                         4,687       4,578                13,901      13,622
--------------------------------------------------------------------------------------------------------
  Net Interest Income                                7,282       7,559                22,116      22,417
  Provision for Possible Loan Losses                    --          --                  (119)        300
--------------------------------------------------------------------------------------------------------
  Net Interest Income after Provision
   for Loan Losses                                   7,282       7,559                22,235      22,117
--------------------------------------------------------------------------------------------------------

NONINTEREST INCOME
  Trust Company Income                                 410         370                 1,449       1,143
  Service Charges on Deposits                          649         762                 2,072       2,331
  Merchant Discount Fees                               395         399                 1,060       1,139
  Gain (Loss) on Sale of Investments, Net               44          --                    44         (56)
  Other                                                272         209                   878         658
--------------------------------------------------------------------------------------------------------
      Total Noninterest Income                       1,770       1,740                 5,503       5,215
--------------------------------------------------------------------------------------------------------
NONINTEREST EXPENSES
  Salaries and Wages                                 2,309       2,069                 6,767       6,333
  Employee Benefits                                    420         435                 1,527       1,501
  Occupancy Expense, Net                               473         519                 1,513       1,634
  Equipment Expense                                    636         597                 1,895       1,662
  Legal and Professional Fees                          323         806                 1,626       1,925
  Provision for Impairment of Investment
   Securities                                           --          --                    --         229
  Equity in Losses of Real Estate
   Limited Partnerships                                 94         172                   263         516
  Expenses - Other Real Estate Owned                    51          61                   175         421
  Loss on Disposition of Fixed Assets                   45         132                   100         418
  Other                                              1,580       1,654                 4,649       4,786
--------------------------------------------------------------------------------------------------------
      Total Noninterest Expenses                     5,931       6,445                18,515      19,425
--------------------------------------------------------------------------------------------------------
Income Before Income Taxes                           3,122       2,854                 9,223       7,907
  Provision for Income Taxes                           789         665                 2,337       1,776
--------------------------------------------------------------------------------------------------------
NET INCOME                                         $ 2,333     $ 2,189               $ 6,886     $ 6,131
========================================================================================================

Basic and Diluted Earnings Per Common Share        $  0.53     $  0.50               $  1.55     $  1.39


The accompanying notes are an integral part of these consolidated financial statements.



                          Merchants Bancshares, Inc.
               Consolidated Statements of Comprehensive Income
                                  Unaudited

                                          Three Months Ended     Nine Months Ended
                                            September 30,          September 30,
(In thousands)                             1998       1997        1998       1997
----------------------------------------------------------------------------------

Net Income as Reported                    $2,333     $2,189      $6,886     $6,131

Change in Net Unrealized Appreciation
 of Securities, Net of Tax                   307         84         206         68
----------------------------------------------------------------------------------
Comprehensive Net Income                  $2,640     $2,273      $7,092     $6,199
==================================================================================


The accompanying notes are an integral part of these consolidated financial statements.



                         Merchants Bancshares, Inc.
         Consolidated Statements of Changes in Stockholders' Equity
                  For the Year Ended December 31, 1997 and
              the Nine Months Ended September 30, 1998 and 1997
                                  Unaudited

                                                                                                        Net Unrealized
                                                                                                         Appreciation
                                                      Capital in                           Deferred     (Depreciation)
                                             Common   Excess of    Retained   Treasury   Compensation   of Investment
(In thousands)                               Stock    Par Value    Earnings    Stock     Arrangements     Securities      Total
-------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1996                    $44      $33,155     $14,845    $(2,038)      $   --           $244        $46,250
 Net Income                                    --           --       6,131         --           --             --          6,131
 Purchase of Treasury Stock                    --           --          --     (1,271)          --             --         (1,271)
 Sale of Treasury Stock                        --         (171)         --        941           --             --            770
 Dividends Paid                                --           --      (1,502)        --           --             --         (1,502)
 Unearned Compensation -
  Restricted Stock Awards                      --           --          --         --           (4)            --             (4)
 Change in Net Unrealized Appreciation
  (Depreciation) of Securities, Net of Tax     --           --          --         --           --             68             68
--------------------------------------------------------------------------------------------------------------------------------

Balance September 30, 1997                     44       32,984      19,474     (2,368)          (4)           312         50,442
 Net Income                                    --           --       2,702         --           --             --          2,702
 Purchase of Treasury Stock                    --           --          --       (119)          --             --           (119)
 Sales of Treasury Stock                       --          390          --         74           --             --            464
 Issuance of Stock under
  Employee Stock Option Plans                  --         (151)         --        193           --             --             42
 Dividends Paid                                --           --        (639)        --           --             --           (639)
 Unearned Compensation -
  Restricted Stock Awards                      --           --          --         --           (6)            --             (6)
 Change in Net Unrealized Appreciation
  (Depreciation) of Securities, Net of Tax     --           --          --         --           --             50             50
--------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1997                     44       33,223      21,537     (2,220)         (10)           362         52,936
 Net Income                                    --           --       6,886         --           --             --          6,886
 Purchase of Treasury Stock                    --           --          --       (846)          --             --           (846)
 Sales of Treasury Stock                       --          (61)         --        344           --             --            283
 Issuance of Stock under
  Employee Stock Option Plans                  --          (76)                   225           --             --            149
 Dividends Paid                                --           --      (2,213)       (24)          --             --         (2,237)
 Unearned Compensation -
  Restricted Stock Awards                                                                      (14)                          (14)
 Compensation Arrangements                     --           --          --         --        2,131             --          2,131
 Change in Net Unrealized Appreciation
  (Depreciation) of Securities, Net of Tax     --           --          --         --           --            206            206
--------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 1998                   $44      $33,086     $26,210    $(2,521)      $2,107           $568        $59,494
================================================================================================================================


                         Merchants Bancshares, Inc.
                    Consolidated Statement of Cash Flows
                                  Unaudited

For the Nine Months Ended September 30,                                 1998         1997
-----------------------------------------------------------------------------------------
(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                            $  6,886     $  6,131
Adjustments to Reconcile Net Income to Net Cash
 Provided by Operating Activities:
  Provision for Possible Loan Losses                                      (119)          --
  Provision for Possible Losses on Other Real Estate Owned                   7           --
  Provision for Impairment of Investment Security                           --          229
  Provision for Depreciation and Amortization                            1,967        1,716
  Net Gains on Sales of Investment Securities                              (44)         (40)
  Net Gains on Sales of Loans and Leases                                  (213)          --
  Net Losses on Sales of Premises and Equipment                            100          418
  Net Gains on Sales of Other Real Estate Owned                            (73)        (147)
  Equity in Losses of Real Estate Limited Partnerships                     224          516
Changes in Assets and Liabilities:
  (Increase) in Interest Receivable                                       (369)        (610)
  Decrease in Interest Payable                                            (143)         (53)
  (Increase) Decrease in Other Assets                                   (3,920)         (83)
  Decrease in Other Liabilities                                         (3,563)      (1,272)
-------------------------------------------------------------------------------------------
      Net Cash Provided by (Used In) Operating Activities                  740        6,805
-------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from Sales of Investment Securities Available for Sale       14,053       18,065
  Proceeds from Maturities of Investment Securities                     26,505       10,524
  Proceeds from Sales of Loans and Leases                               14,231           --
  Proceeds from Sales of FHLB Stock                                         --          545
  Proceeds from Sales of Premises and Equipment                             --            6
  Proceeds from Sales of Other Real Estate Owned                           731        2,300
  Purchases of Available for Sale Investment Securities                (48,157)          --
  Purchases of Held to Maturity Investment Securities                   (5,232)     (23,254)
  Purchases of FHLB Stock                                                 (186)          --
  Loan Originations in Excess of Principal Payments                    (20,547)      (9,398)
  Investments in Real Estate Limited Partnerships                         (418)        (114)
  Purchases of Premises and Equipment                                   (1,099)      (3,578)
-------------------------------------------------------------------------------------------
      Net Cash Used in Investing Activities                            (20,119)      (4,904)
-------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net Increase (Decrease) in Deposits                                   26,173       (2,994)
  Net Decrease in Other Borrowed Funds                                  (6,623)      (2,501)
  Principal Payments on Debt                                                (4)          (4)
  Cash Dividends Paid                                                   (2,237)      (1,550)
  Acquisition of Treasury Stock                                           (294)      (1,271)
  Proceeds From Sales of Treasury Stock                                    283          434
  Proceeds From Exercise of Employee Stock Options                         149          193
-------------------------------------------------------------------------------------------
      Net Cash Provided by (Used In) Financing Activities               17,447       (7,693)
-------------------------------------------------------------------------------------------

Increase (Decrease) in Cash and Cash Equivalents                        (1,932)      (5,792)
Cash and Cash Equivalents Beginning of Year                             20,139       29,726
-------------------------------------------------------------------------------------------
Cash and Cash Equivalents End of Period                               $ 18,207     $ 23,934
===========================================================================================
Total Interest Payments                                               $ 14,044     $ 13,675
Total Income Tax Payments                                                1,420        3,570
Transfer of Loans and Premises to Other Real Estate Owned                  381          206


The accompanying notes are an integral part of these consolidated financial statements.


                         MERCHANTS BANCSHARES, INC.
                             SEPTEMBER 30, 1998

NOTES TO FINANCIAL STATEMENTS:
See the Form 10-K filed as of December 31, 1997 for additional information.

NOTE 1: RECENT ACCOUNTING DEVELOPMENTS
In July 1998, the Emerging Issues Task Force ("EITF") issued guidance on Issue No. 97-14, "Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested" (the "Guidance"). This Guidance establishes standards for reporting and accounting for certain deferred compensation agreements between Merchants Bancshares, Inc. (the "Company") and certain directors of the Company. This Guidance requires that the deferred compensation obligation be classified in the "Stockholders' Equity" section of the balance sheets. These amounts were previously classified as other liabilities in the "Liabilities" section of the Balance Sheets. The Company adopted this guidance prospectively on September 30, 1998 and has reclassified deferred compensation obligations totaling $2.13 million into the Stockholders' Equity section of the balance sheet as required.

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


NOTE 2: EARNINGS PER SHARE
The following table presents a reconciliation of the calculations of basic and diluted earnings per share for the quarter ended September 30, 1998:

                                                                             Per Share
                                                    Income      Shares        Amount
--------------------------------------------------------------------------------------------
                                              (In thousands except share and per share data)

Basic Earnings Per Share:
  Income Available to Common
   Shareholders                                     $2,332     4,428,638       $0.53
Diluted Earnings Per Share:
  Options issued to Executives                          --        10,850
  Income available to Common Shareholders
    Plus Assumed Conversions                        $2,332     4,439,488       $0.53
--------------------------------------------------------------------------------------------


Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the quarter. The computation of diluted earnings per share for the quarter ended September 30, 1998 excludes the effect of assuming the exercise of certain outstanding stock options because the effect would be anti-dilutive. As of September 30, 1998 there were 48,346 of such options outstanding with an exercise price of $30.50.

After adoption of SFAS No. 128, "Earnings Per Share" the Company is required to restate all prior period EPS data. There was no effect on earnings per share for the quarter ended September 30, 1997.


NOTE 3: STOCK REPURCHASE PROGRAM

On September 3, 1998 the Company announced that its Board of Directors had authorized the company to repurchase, through September 4, 1999, up to $2.2 million of its own securities, approximately 2% of outstanding shares at its
then market value.   The stock buyback was authorized to take place
periodically, subject to prevailing market conditions. Purchases are to be made on the open market and funded from available cash. As of November 9, 1998 the Company had repurchased 25,000 shares of its common stock at a total cost of approximately $574 thousand.


NOTE 4: COMMITMENTS AND CONTINGENCIES:
Merchants Bank (the "Bank") is a counterclaim defendant in a litigation entitled Pasquale and Vatsala Vescio, Counterclaim Plaintiffs v. The Merchants Bank, Counterclaim Defendant, now pending in the United States Bankruptcy Court for the District of Vermont.

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

The company, the bank, the Trust Company and certain of their directors are defendants in a lawsuit filed in November of 1994 (the "Vermont Proceedings"). The Vermont Proceedings arose from certain investments managed for Trust company customers and placed in the Piper Jaffray Institutional Government Income Portfolio (the "Portfolio"). In December of 1994, the Companies made payments to the Trust Company customers in amounts that the Companies believed reimbursed those customers fully for Portfolio losses. The United States District Court for the District of Vermont has dismissed the Plaintiff's claims in the Vermont Proceedings with prejudice, as moot, and has ordered payment of approximately $99,000 in attorney's fees to the attorney's representing the plaintiff. The Plaintiff and his attorneys have appealed to the Second Circuit Court of Appeals the District Court's orders, and the Companies have appealed on certain limited issues.

The companies have separately pursued claims against others on account of the losses suffered as a result of the investments in the Portfolio. Claims against Piper Jaffray companies, Inc. were joined with the claims of others in a class action in the United States District Court for the District of Minnesota (the "Minnesota Proceedings"). The Minnesota Proceedings were settled by the parties and in February of 1997 the District Court ordered the net share of the settlement proceeds attributable to the Trust Company's investments to be paid to the Trust Company, starting approximately 60 days after the Court's order becomes final, except to the extent, if at all, any other court with jurisdiction has sooner given leave for some or all of those payments to be deposited with such other court pursuant to applicable rules. The attorneys representing the Plaintiff in the Vermont Proceedings and also representing, in the Minnesota Proceedings, the beneficiaries of four other Trust Company accounts, appealed that order to the Eighth Circuit Court of Appeals. Those attorneys took the position that notwithstanding the payments made by the companies to the Trust Company customers in December of 1994, any amounts paid under the Minnesota Proceedings on account of the Trust Company's Portfolio investments should be paid directly to the affected Trust Company customers (net of legal fees to be paid to those attorneys). On July 24, 1998, the United States Circuit Court of Appeals for the Eighth Circuit issued a Per Curiam decision affirming the Order and on August 27, 1998 it denied a petition for rehearing. The same attorneys have separately stated that they intend to bring further proceedings, seeking to intercept the payments to the Trust Company, or otherwise to require the Companies to pay such amounts directly to the affected Trust Company clients (net of legal fees to those attorneys). Any recovery by the Companies from the Minnesota Proceedings is subject to the terms of an agreement between the Companies and their insurance carrier, which reimbursed the Companies, in part, for the December, 1994 payments.


NOTE 5: RECLASSIFICATION:
Certain prior period amounts reported in the financial statements have been reclassified to be consistent with the current period presentation.


                         MERCHANTS BANCSHARES, INC.

ITEM 2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS

All adjustments necessary for a fair statement of the nine months ended September 30, 1998 and 1997 have been included in the financial statements. The information was prepared from the books of Merchants Bancshares, Inc. (the Company) and its subsidiaries, Merchants Bank (the Bank) and Merchants Properties, Inc., without audit.

In the ordinary course of business, Merchants Bank makes commitments for possible future extensions of credit. On September 30, 1998, the Bank was obligated for $6.2 million of standby letters of credit. No losses are anticipated in connection with these commitments.

OVERVIEW
Merchants Bancshares, Inc. recorded net income of $2.33 million, or basic and diluted earnings per share of $.53 for the quarter ended September 30, 1998, compared to $2.19 million, or basic and diluted earnings per share of $.50 per share for the same period a year earlier. Net income for the nine months ended September 30, 1998 was $6.89 million, or basic and diluted earnings per share of $1.55, compared to $6.13 million or basic and diluted earnings per share of $1.39 for the nine months ended September 30, 1997. The return on average assets and return on average equity for the third quarter of 1998 were 1.54% and 16.52%, respectively, compared to 1.51% and 17.55% for the third quarter of 1997. The return on average assets and return on average equity for the nine months ended September 30, 1998 were 1.54% and 16.71%, respectively, compared to 1.42% and 16.95% for the nine months ended September 30, 1997.

BALANCE SHEET ANALYSIS
Total deposits increased by $26.17 million (5.2%) during the nine months ended September 30, 1998. Redesign and simplification of the Bank's product line, coupled with focused sales efforts, fueled this growth. The sales program, LYNX Banking, has as its' foundation fewer products that have potential lifetime appeal to the Bank's customers. The Bank's FreedomLYNX checking account has no minimum balance requirements, pays interest on balances over a minimum amount, and generally charges no fees. As the customer's needs change and balances grow they can move into the higher yielding MoneyLYNX money market product. Money market account balances overall have grown $32 million over the course of 1998 at a cost of funds of approximately 4.65%. Since the launch of the FreedomLYNX account in the fourth quarter of 1996 the Bank has opened accounts with total balances in excess of $15 million at a cost of funds of approximately 1.7%.

Total loans have increased $4.48 million (1.15%) during the nine months. This increase is noteworthy because the Bank sold approximately $15 million in loans during the first and second quarters of 1998. Substantially all of the sold loans were commercial real estate credits. Total loans increased by $15.65 million over the course of the third quarter. As part of its strategy to replace runoff in the commercial real estate portfolio the Bank has revamped its residential real estate products over the last year. A new, streamlined portfolio mortgage product, ReaLYNX, was introduced during the first quarter of 1998. ReaLYNX was designed to shorten the turnaround time on residential mortgages with reduced documentation requirements from borrowers. Additionally, the Bank introduced a new fixed rate home equity line of credit product, HomeLYNX, during 1997. The balances bear interest at a competitive fixed rate for five years. The home equity line of credit product is one of the Bank's most profitable products, the risk profile is low, and the back office costs are lower than most other types of loans. Outstanding balances in the new home equity line of credit product at September 30, 1998 were $17 million. The result of these efforts can be seen in the changes in the portfolio mix during the first nine months of the year. During the first nine months of 1998 the Bank's residential real estate portfolio increased by $26.03 million, while the commercial real estate portfolio decreased by $17.12 million, and the commercial loan portfolio decreased by $3.26 million. The Bank has taken steps to protect its variable rate funding sources. During the first nine months of 1998 the Bank entered into three-year interest rate cap contracts to mitigate the effects on net interest income in the event interest rates on variable rate deposits increase. The notional amount of these contracts is $50 million. The Bank has also entered into three-year interest rate floors to mitigate the effect of net interest income in the event interest rates on floating rate loans decline. The notional amount of these contracts is $30 million.

In July 1998, the Emerging Issues Task Force (EITF) issued guidance on Issue No. 97-14, "Accounting for Deferred Compensation Arrangements Where amounts Earned Are Held in a Rabbi Trust and Invested" (the "Guidance"). This Guidance establishes standards for reporting and accounting for certain deferred compensation agreements between Merchants Bancshares, Inc. and certain directors of the Company. This Guidance requires that the deferred compensation obligation, totaling $2.13 million, be classified in the equity section of the balance sheet. These amounts were previously classified as other liabilities in the "Liabilities" section of the Balance Sheets. The Company adopted this guidance prospectively on September 30, 1998.

RESULTS OF OPERATIONS
Third quarter net interest income before the provision for possible loan losses decreased $277 thousand from 1997 to 1998. Year to date net interest income before the provision for possible loan losses was $301 thousand less in 1998 than the comparable period in 1997. This decrease in net interest income is primarily attributable to the current interest rate environment. Although the Bank's average net interest earning assets have increased $13 million from the third quarter of 1997 to the third quarter of 1998 and $12 million for the first nine months of the year, the average spread on those assets has decreased by 51 basis points quarter over quarter, and 34 basis points for the first nine months of the year. During the third quarter the Company saw its' net interest margin decrease 24 basis points, from 5.35% to 5.11%, the margin has decreased 28 basis points year over year. Many of the bank's funding sources are tied to short-term rates, which have not fallen as rapidly as long-term rates. The Bank's average cost of funds has remained virtually unchanged from 1997 to 1998, while the average yield on interest earning assets has decreased by 57 basis points quarter over quarter, and 35 basis points year over year. The recent rate cuts by the Federal Reserve Bank may benefit the Bank by helping to decrease its cost of funds. The schedule on pages 15 and 16 shows the yield analysis for the periods reported.

Due to the continued strength of the Bank's asset quality, and management's assessment of the adequacy of the loan loss reserve as an indicator of that strength, there was no provision taken for loan losses in the third quarter of 1998 or 1997. During the second quarter of 1998 the Company recognized a recovery on loan that had previously been charged down of $119 thousand. This amount was credited to income through the provision for loan losses. Reserve coverage continues to be very strong at 3.47% of total loans and 256% of non-performing loans. The improved asset quality achieved over the last two years will be maintained as the portfolio grows by adhering to the strong underwriting standards that have been established.

Total non-interest income has increased $30 thousand from the same quarter a year earlier, and $288 thousand (5.52%) for the first nine months of 1998. Merchants Trust Company (the "Trust Company") has shown increased revenue of approximately $40 thousand (11%) for the quarter, and $306 thousand (27%) for the first nine months of 1998. Of the year to date increase, $120 thousand is attributable to proceeds from a settlement of litigation brought by the Trust Company in 1996. The balance of the increase is due to a combination of new business development, implementation of a new fee schedule, and a favorable market environment. Offsetting this increase in revenue was a decrease in service charges on deposits of approximately $113 thousand (15%) for the quarter and $259 thousand (11%) year to date. The decrease in service charge revenue is due primarily to the Bank's FreedomLYNX checking account product, an account which generally charges no fees if the customer has a direct deposit, an automatic loan payment or a debit card. Merchant discount fees remained virtually unchanged for the quarter, and decreased $79 thousand (7%) year to date, due primarily to lower transaction volumes. These changes are consistent with the Bank's strategy to emphasize margin dollars over fee income.

Total non-interest expenses for the third quarter have decreased $514 thousand (8%) year over year, and have decreased by $910 thousand (5%) for the first nine months. Salaries, wages and employee benefits have increased by $225 thousand (9%) for the third quarter and $460 thousand (6%) for the first nine months of the year. The Bank has increased staff by 11 full time equivalent employees over the last year, 10 of which are in the sales departments. This additional staff will support the Bank's sales efforts and will help to fuel continued balance sheet growth. Legal and professional fees have decreased $482 thousand (60%) for the third quarter and $325 thousand (17%) for the first nine months of 1998. This decrease is due primarily to the timing of expenses incurred by the Bank as it defends itself in certain litigation. For more information on this litigation see
Part II, Item 1, Legal Proceedings. Expenses associated with Other Real Estate Owned ("OREO") decreased $10 thousand (16%) for the quarter ended September 30, 1998 versus the prior year quarter and $246 thousand (58%) for the first nine months of 1998 versus the first nine months of 1997. This decrease is due primarily to reimbursement of expenses and gains recognized upon the sale of certain properties. Additionally, in conjunction with its conversion to the Windows NT platform and other capital improvements the Bank recognized expenses associated with the retirement of certain assets totaling $132 thousand for the second quarter of 1997, and $418 thousand for the first nine months of last year. Losses recognized in conjunction with the disposition of fixed assets during the third quarter of 1998 totaled $45 thousand and $100 thousand year to date.

YEAR 2000
Introduction: The Company, like most users of computers, computer software and equipment utilizing computer software faces a critical challenge regarding the Year 2000 date change. The Year 2000 issue, which is common to most corporations, and especially important to banks, concerns the inability of information systems, primarily computer software programs, to properly recognize and process date sensitive information as the Year 2000 approaches. If not corrected, many computer applications could fail or create inaccurate results. The bank regulatory agencies which regulate the conduct of the Company, the Bank and the Trust Company, through the auspices of the Federal Financial Institutions Examination Council (FFIEC) have issued compliance guidelines requiring financial institutions to develop and implement plans to address the Year 2000 issues. During the past fifteen months, the Company has devoted substantial time and resources toward ensuring that the Company's and its subsidiaries' operations will not be adversely impacted by the pending date change. The Bank's primary regulator, the Federal Deposit Insurance Corporation has been monitoring, and continues to monitor, the Bank's planning and implementation process on a regular basis. The Company has also contracted with Arthur Andersen LLP to perform an independent review of the Company's Year 2000 preparations. These reviews will commence during the fourth quarter of 1998 and will continue into 1999. The Company's management remains committed to the continued deployment of the necessary internal and external resources toward addressing the Year 2000 issue.

State of Readiness: As required by the Company's and its subsidiaries' regulatory agencies, the Company, through its Year 2000 Committee (the Committee) has developed a Year 2000 compliance plan. The Company's plan addresses the five basic phases of achieving Year 2000 compliance; (i) project management, (ii) awareness, (iii) assessment, (iv) testing and (v) renovation and implementation. Project management began in the middle of 1997 as the Committee was formed. Since its formation, the Committee has met on a regular basis to discuss and plan the specific actions that the Company, the Bank and the Trust Company need to take to verify that the Company and its subsidiaries will be prepared for the date change. In addition, the Company has developed a strategy to ensure that its software vendors are also taking steps to address the millennium change. The Committee is comprised of senior executive officers of the Company, the Bank and the Trust Company. The Committee is chaired by the Bank's Senior Operations Officer, and includes the Company's Chief Financial Officer, the Bank's Chief Auditor/Risk Management Officer, the Bank's Information Systems Manager, the Bank's Senior Loan Underwriter, the Bank's Deposit Operations Manager, a Trust Company Officer and the Bank's Facilities/Administration Manager. The Committee provides progress reports to the Company's senior management and reports at least quarterly to the Company's Board of Directors.

Through the Committee, the Company has also taken steps to promote awareness of the Year 2000 problem throughout its entire organization. In addition, the Company has sought to raise the awareness of its vendors, service providers and larger borrowing customers as to the Year 2000 problem in light of the critical role these entities play in the operations of the Company. The Committee has contacted each of these entities and requested a Year 2000 plan and testing information. The Company has received responses from substantially all of its vendors and service providers. The majority of the Company's borrowers have also responded. The Committee intends to follow-up with these customers frequently throughout the next year and into the Year 2000.

Assessment is the process of identifying all mission-critical applications that could be adversely affected by the date change. The Company's assessment phase is substantially complete. Throughout its history, independently of the Year 2000 issue, the Company has sought to purchase its critical core hardware and software from vendors who it perceives as having strong reputations as leading financial industry service providers. The Company has received and installed Year 2000 compliant software upgrades from all but one of these mission critical vendors. Management expects to have all critical Year 2000 software upgrades installed prior to December 31, 1998. Substantial progress has been made with respect to the fourth phase of the Company's Year 2000 plan, testing. Testing of the Company's core computer and peripheral equipment infrastructure has been successfully completed and substantial progress has been made in the testing of the infrastructure of the Company's personal computer desktop network. Testing of critical customer accounting software applications has begun and is targeted for completion by April 1999, well in advance of the FFIEC suggested testing completion date. All other systems and applications have been scheduled for testing prior to September 30, 1999. In the Plan, each of these non-mission critical systems has an established target date by which steps must be taken to replace any non-compliant systems. The Company is confident that all tests will be completed well in advance of those target dates.

The final phase of the Plan, renovation and implementation, involves obtaining and implementing renovated software applications provided by the Company's vendors. As noted above, this phase of the Plan has already commenced and will continue throughout 1999. To date, the Company has not identified any system which presents a material risk of not being Year 2000 compliant in a timely fashion or for which a suitable alternative cannot be implemented.

Costs to Address the Year 2000 Issue: The total financial costs associated with the Year 2000 problem cannot be predicted at this time with absolute certainty. As may be expected, the Committee currently estimates that there will be costs associated with replacing certain non-compliant software and/or hardware. The Company has hired a full-time project coordinator to oversee the testing phase of the Year 2000 project. Although no other staff additions are currently planned, the Committee estimates that about 30-35 people are spending some portion of their time working on the Year 2000 project. Additionally, the Company has hired a third party to evaluate the Bank's loan loss reserve adequacy in light of Year 2000 concerns. At this time, the Company does not anticipate a need for any additional loan loss provision related specifically to Year 2000 risks. The Company plans to replace many of the Bank's ATMs as well as upgrade certain software and equipment. Management had approved the replacement of the ATMs prior to Year 2000 budget planning since most of them were 15 to 20 years old. Out of the total estimated $1.26 million in capital costs $890 thousand is budgeted to upgrade the ATM network. The Bank has spent $568 thousand for ATM and other Year 2000 upgrades in 1998. These costs have been, and when incurred in the future will be, capitalized and depreciated over the estimated useful lives of the assets, as such assets represent replacement of existing equipment. Direct (non-capital expenditures) Year 2000 expenses incurred year to date total approximately $126 thousand and have been charged to expense as incurred. Additional expenses related to the project are currently estimated to be $230 thousand and will be charged to expense as incurred.

Risks of Year 2000 Issues: The Year 2000 problem presents potential risks to the Company, its subsidiaries and their operations. As stated above, the Company purchases substantially all of its technology applications from third parties that face the same Year 2000 challenge as the Company. Thus, the Company's operations could be adversely affected if the operations of these third parties are adversely affected by the Year 2000 problem. Most significantly, the Company faces risks that are specific to the business of banking. Included among these risks is the risk that the Year 2000 date change may result in the inability to process and underwrite loan applications, to credit deposits and withdrawals from customer accounts, to credit loan payments or track delinquencies, to properly reconcile and record daily activity or to engage in similar normal banking activities. Additionally, if the Bank's commercial loan customers are not Year 2000 compliant and suffer adverse effects with respect to their own operations, their ability to meet their obligations to the Bank could be adversely affected. Furthermore, as a commercial bank, the Bank could potentially experience deposit run-off prior to the Year 2000 date change as a result of customer concern about the potential availability of their funds or a change in interest rates. Moreover, to the extent that the risks posed by the Year 2000 problem are pervasive in data processing and transmission and communications services worldwide, the Company cannot predict with any certainty that its operations will remain materially unaffected after January 1, 2000 or on dates preceding this date at which time post-January 1, 2000 dates become significant within the Bank's systems. Finally, to the extent that certain utility and communication services used by the Company face Year 2000 problems, the Company's operations could be disrupted.

Contingency Plans: In light of these risks and uncertainties, the Company is developing contingency plans to mitigate the risks associated with the Year 2000 date change and to provide a business continuity strategy. The Company is developing these plans through building on its internal disaster Recovery/Contingency plans, which were updated during the second quarter of 1998. This planning effort included a Business Impact Analysis relating to mission critical systems and is the foundation documentation that will be used to finalize the Year 2000 mission critical service provider Contingency plans.

The discussion above contains certain forward-looking statements. The costs of the Year 2000 conversion, the date which the Company has set to complete its Year 2000 project and statements about anticipated compliance are based on the Company's current estimates and are subject to various uncertainties that could cause actual results to differ materially from the Company's expectations. Such uncertainties include, among others, the success of the Company in identifying systems that are not Year 2000 compliant, the nature and amount of programming required to upgrade or replace each of the affected systems, the availability of qualified personnel, consultants and other resources, and the success of the Year 2000 compliance efforts of others. Readers are cautioned not to place undue reliance on these forward looking statements.

RISK MANAGEMENT
There have been no significant changes in the Company's risk profile, or management's risk management practices, since year-end.

INCOME TAXES
The Company recognized $240 thousand in low income housing tax credits for each of the first three quarters of 1997 and 1998, representing the amount of the income tax credits earned during those quarters. The recognition of these low income housing tax credits has reduced the Company's effective tax rate to 25% for the quarter and nine months ended September 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity, as it pertains to banking, can be defined as the ability to generate cash in the most economical way to satisfy loan demand, deposit withdrawal demand, and to meet other business opportunities, which require cash. The Bank has a number of sources of liquid funds; including $20 million in available Federal Funds lines of credit at June 30, 1998; an overnight line of credit with the Federal Home Loan Bank (FHLB) of $15 million; an estimated additional borrowing capacity with FHLB of $62 million; and the ability to borrow through the use of repurchase agreements, collateralized by the Bank's investments, with certain approved counterparties.

NON-PERFORMING ASSETS

The following tables summarize the Bank's non-performing assets as of September 30, 1998, December 31, 1997, and September 30, 1997:

(In thousands)                  September 30, 1998    December 31, 1997    September 30, 1997
---------------------------------------------------------------------------------------------

Nonaccrual Loans                     $4,752                $2,686                $3,175
Loans Past Due 90 Days or
 More and Still Accruing                279                   403                   707
Restructured Loans                      327                   215                 2,157
---------------------------------------------------------------------------------------
Total Non-performing Loans            5,358                 3,304                 6,039
Other Real Estate Owned                 818                   591                   225
---------------------------------------------------------------------------------------
Total Non-performing Assets          $6,176                $3,895                $6,264
=======================================================================================


Note: Included in nonaccrual loans are certain loans whose terms have been substantially modified in troubled debt restructuring.


                                     September 30, 1998    December 31, 1997    September 30, 1997
-------------------------------------------------------------------------------------------------

Percentage of Non-performing
 Loans to Total Loans                      1.36%                 0.85%                1.52%
Percentage of Non-performing
 Assets to Total Loans plus Other
 Real Estate Owned                         1.56%                 1.00%                1.58%
Percentage of RPLL to Total Loans          3.47%                 4.06%                4.07%
Percentage of RPLL to NPL                   256%                  479%                 268%
Percentage of RPLL to NPA                   222%                  406%                 258%
-------------------------------------------------------------------------------------------------


Loans deemed impaired totaled $5.9million, of this total $4.7million are included as non-performing assets in the table above. Impaired loans have been allocated $664 thousand of the Reserve for Possible Loan Losses (RPLL).

Approximately 77% of the Non-Performing Loans (NPL) are secured by real estate, which significantly reduces the Company's exposure to loss. Based upon the secured nature of a significant portion of the NPL, the strength of the local real estate market, and management's assessment of the current and prospective level of risk in the loan portfolio, the balance of the RPLL is considered adequate at September 30, 1998. Management's assessment of the adequacy of the RPLL concluded that a provision was not necessary during the first three quarters of 1998.

DISCUSSION OF EVENTS AFFECTING NPA
Significant events affecting the categories of NPA are discussed below:

Nonaccrual Loans:
-----------------
      During the third quarter of 1998 there was a $101 thousand decrease in this category. The increase since December 31, 1997 is concentrated in two relationships.

Loans Past Due 90 Days:
-----------------------
      Loans past due 90 days decreased $125 thousand from December 31, 1997 to September 30, 1998. Approximately 46% of the balances at September 30, 1998 carry guarantees from the U.S. Small Business Administration.

Restructured Loans:
-------------------
      The reported increase was driven by the addition of a single relationship.

Other Real Estate Owned (OREO)
------------------------------
      The Bank made the decision, during the quarter, to dispose of a former Bank facility and a building that houses one of the Bank's branches. These two buildings were reclassified as OREO during the third quarter of 1998. The buildings were sold during October of 1998, reducing OREO balances by $368 thousand.


                         Merchants Bancshares, Inc.
                          Supplemental Information
                                 (Unaudited)


                                                                         Three Months Ended
                                                 ------------------------------------------------------------------
                                                       September 30, 1998                 September 30, 1997
(In thousands except share and per share data)

                                                             Interest                           Interest
                                                 Average     Income/     Average    Average     Income/     Average
(Fully Taxable Equivalent)                       Balance     Expense      Rate      Balance     Expense      Rate
                                                 -------------------------------    -------------------------------

INTEREST EARNING ASSETS
  Loans (1)                                      $386,026    $ 9,092      9.34%     $396,140    $ 9,778      9.79%
  Taxable Investments                             170,403      2,744      6.39%      139,277      2,320      6.61%
  Federal Funds Sold and Securities Purchased
   Under Agreements to Resell                      10,963        153      5.54%        2,821         39      5.48%
                                                 -------------------------------    -------------------------------
Total Interest Earning Assets                    $567,392    $11,989      8.38%     $538,238    $12,137      8.95%
                                                 ===============================    ===============================

INTEREST BEARING LIABILITIES
  Savings, NOW and Money Market Deposits         $292,303    $ 2,393      3.25%     $266,012    $ 2,147      3.20%
  Time Deposits                                   158,674      2,153      5.38%      164,802      2,239      5.39%
                                                 -------------------------------    -------------------------------
      Total Savings and Time Deposits             450,977      4,546      4.00%      430,814      4,386      4.04%

  Federal Funds Purchased                              --         --                     328          4      5.32%
  Other Borrowed Funds                              2,372         26      4.35%        3,087         44      5.60%
  Debt                                              6,411        116      7.18%        9,445        144      6.04%
                                                 -------------------------------    -------------------------------
Total Interest Bearing Liabilities                459,760      4,688      4.05%      443,674      4,578      4.09%

Other Liabilities & Stockholders' Equity
 (Net of Non-Interest Earning Assets)             107,632                             94,564
                                                 --------                           --------

Total Liabilities & Stockholders' Equity
 (Net of Non-Interest Earning Assets)            $567,392                           $538,238
                                                 ========                           ========

Rate Spread                                                               4.34%                              4.85%
                                                                          =====                              =====

Net Yield on Interest Earning Assets                                      5.11%                              5.57%
                                                                          =====                              =====

<F1>  Includes principal balance of non-accrual loans and fees on loans


                         Merchants Bancshares, Inc.
                          Supplemental Information
                                 (Unaudited)



                                                                         Nine Months Ended
                                                 ------------------------------------------------------------------
                                                       September 30, 1998                 September 30, 1997
(In thousands except share and per share data)

                                                             Interest                           Interest
                                                 Average     Income/     Average    Average     Income/     Average
(Fully Taxable Equivalent)                       Balance     Expense      Rate      Balance     Expense      Rate
                                                 -------------------------------    -------------------------------

INTEREST EARNING ASSETS
  Loans (1)                                      $386,091    $27,758      9.54%     $393,643    $28,849      9.80%
  Taxable Investments                             165,759      8,096      6.53%      142,518      7,113      6.67%
  Federal Funds Sold and Securities Purchased
   Under Agreements to Resell                       5,061        220      5.81%        1,892         77      5.44%
                                                 -------------------------------    -------------------------------
Total Interest Earning Assets                    $559,911    $36,074      8.61%     $538,053    $36,039      8.96%
                                                 ===============================    ===============================

INTEREST BEARING LIABILITIES
  Savings, NOW and Money Market Deposits         $281,533    $ 6,814     3.24%      $264,572    $ 6,275      3.17%
  Time Deposits                                   160,547      6,472     5.39%       164,370      6,629      5.39%
                                                 -------------------------------    -------------------------------
      Total Savings and Time Deposits             442,080     13,286     4.02%       428,942     12,904      4.02%

  Federal Funds Purchased                             735         32     5.82%           913         40      5.90%
  Other Borrowed Funds                              6,020        239     5.31%         5,796        241      5.55%
  Debt                                              6,412        344     7.18%         9,735        437      6.00%
                                                 -------------------------------    -------------------------------
Total Interest Bearing Liabilities                455,247     13,901     4.08%       445,386     13,622      4.09%

Other Liabilities & Stockholders' Equity
  (Net of Non-Interest Earning Assets)            104,664                             92,667
                                                 --------                           --------

Total Liabilities & Stockholders' Equity
 (Net of Non-Interest Earning Assets)            $559,911                            $538,053
                                                 ========                            ========

Rate Spread                                                              4.53%                               4.87%
                                                                         =====                               =====

Net Yield on Interest Earning Assets                                     5.29%                               5.57%
                                                                         =====                               =====

<F1>  Includes principal balance of non-accrual loans and fees on loans


                         MERCHANTS BANCSHARES, INC.
                             SEPTEMBER 30, 1998


PART II - OTHER INFORMATION

Item 1 - Legal Proceedings
Reference is made to the Form 10-K filed for the year ended December 31, 1997 for disclosure of current legal proceedings against the Company, the Bank, the Merchants Trust Company (the "Trust Company") (the "Companies") and certain directors and trustees of the Companies.

Merchants Bank is a counterclaim defendant in a litigation entitled Pasquale and Vatsala Vescio, Counterclaim Plaintiffs v. The Merchants Bank, Counterclaim Defendant, now pending in the United States Bankruptcy Court for the District of Vermont. There have been no material developments in the third quarter of 1998. For further information please refer to the Form 10-K filed for the year ended December 31, 1997.

The company, the bank, the Trust Company and certain of their directors are defendants in a lawsuit filed in November of 1994 (the "Vermont Proceedings"). The Vermont Proceedings arose from certain investments managed for Trust company customers and placed in the Piper Jaffray Institutional Government Income Portfolio (the "Portfolio"). In December of 1994, the Companies made payments to the Trust Company customers in amounts that the Companies believed reimbursed those customers fully for Portfolio losses. The United States District Court for the District of Vermont has dismissed the Plaintiff's claims in the Vermont Proceedings with prejudice, as moot, and has ordered payment of approximately $99,000 in attorney's fees to the attorney's representing the plaintiff. The Plaintiff and his attorney's have appealed to the Second Circuit Court of Appeals the District Court's orders, and the Companies have appealed on certain limited issues.

The companies have separately pursued claims against others on account of the losses suffered as a result of the investments in the Portfolio. Claims against Piper Jaffray companies, Inc. were joined with the claims of others in a class action in the United States District Court for the District of Minnesota (the "Minnesota Proceedings"). The Minnesota Proceedings were settled by the parties and in February of 1997 the District Court ordered the net share of the settlement proceeds attributable to the Trust Company's investments to be paid to the Trust Company, starting approximately 60 days after the Court's order becomes final, except to the extent, if at all, any other court with jurisdiction has sooner given leave for some or all of those payments to be deposited with such other court pursuant to applicable rules. The attorneys representing the Plaintiff in the Vermont Proceedings and also representing, in the Minnesota Proceedings, the beneficiaries of four other Trust Company accounts, appealed that order to the Eighth Circuit Court of Appeals. Those attorneys took the position that notwithstanding the payments made by the companies to the Trust Company customers in December of 1994, any amounts paid under the Minnesota Proceedings on account of the Trust Company's Portfolio investments should be paid directly to the affected Trust Company customers (net of legal fees to be paid to those attorneys). On July 24, 1998, the United States Circuit Court of Appeals for the Eighth Circuit issued a Per Curiam decision affirming the Order and on August 27, 1998 it denied a petition for rehearing. The same attorneys have separately stated that they intend to bring further proceedings, seeking to intercept the payments to the Trust Company, or otherwise to require the Companies to pay such amounts directly to the affected Trust Company clients (net of legal fees to those attorneys). Any recovery by the Companies from the Minnesota Proceedings is subject to the terms of an agreement between the Companies and their insurance carrier, which reimbursed the Companies, in part, for the December, 1994 payments.

Item 2 - Changes in Securities - NONE

Item 3 - Defaults upon Senior Securities - NONE

Item 4 - Submission of Matters to a Vote of Security Holders  - NONE

Item 5 - Other Issues - NONE

Item 6 - Exhibits and Reports on Form 8-K - NONE


                         MERCHANTS BANCSHARES, INC.

                                  FORM 10-Q

                             SEPTEMBER 30, 1998

                                 SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       Merchants Bancshares, Inc.


                                       /s/ Joseph L. Boutin
                                       --------------------
                                       Joseph L. Boutin, President


                                       /s/ Janet P. Spitler
                                       --------------------
                                       Janet P. Spitler, Treasurer

                                       November 12, 1998
                                       -----------------
                                       Date