Form 10-K
period 1998-12-31
MERCHANTS BANCSHARES INC
filed 1999-03-18
CIK 726517

===============================================================================

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                  FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                       COMMISSION FILE NUMBER 0-11595

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

The aggregate market value of the voting stock held by non-affiliates is $104,750,428 as computed using the average bid and asked prices of stock, as of February 23, 1999.

The number of shares outstanding for each of the registrant's classes of common stock, as of February 23, 1999 is:
                Class: Common stock, par value $.01 per share
                        Outstanding: 4,375,997 shares

                     DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the year ended December 31, 1998 are incorporated herein by reference to Parts I and II.

Portions of the Proxy Statement to Shareholders for the year ended December 31, 1998 are incorporated herein by reference to Part III.

===============================================================================


TABLE OF CONTENTS                                                  Page


Independent Auditors' Report                                         3


Consolidated Balance Sheets                                          4


Consolidated Statements of Operations                                5


Consolidated Statements of Comprehensive Income                      6


Consolidated Statements of Changes in Stockholders' Equity           7


Consolidated Statements of Cash Flows                                8


Notes to Consolidated Financial Statements                           9


Summary of Unaudited Quarterly Financial Information                30


Management's Discussion and Analysis of Financial Condition and
 Results of Operations                                              33


Form 10-K                                                           50


Five Year Selected Financial Data                                   60


Signatures                                                          64



                      ARTHUR ANDERSEN LLP [LETTERHEAD]


                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO THE STOCKHOLDERS AND BOARD OF DIRECTORS OF
MERCHANTS BANCSHARES, INC.


We have audited the accompanying consolidated balance sheets of Merchants Bancshares, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Merchants Bancshares, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.


/s/ Arthur Andersen LLP


Boston, Massachusetts
January 15, 1999



                         Merchants Bancshares, Inc.
                         Consolidated Balance Sheets

                                                                           December 31,     December 31,
(In thousands except share and per share data)                                 1998             1997
--------------------------------------------------------------------------------------------------------
ASSETS
  Cash and Due from Banks                                                    $ 30,528         $ 20,139
  Investments:
    Debt Securities Available for Sale                                          72,205          44,241
    Debt Securities Held to Maturity                                           103,851         111,458
     (Fair Value of $105,717 and $112,467)
    Trading Securities                                                           1,095           1,031
--------------------------------------------------------------------------------------------------------
      Total Investments                                                        177,151         156,730
--------------------------------------------------------------------------------------------------------
  Loans                                                                        405,492         390,388
  Reserve for possible loan losses                                              11,300          15,831
--------------------------------------------------------------------------------------------------------
      Net Loans                                                                394,192         374,557
--------------------------------------------------------------------------------------------------------
  Federal Home Loan Bank Stock                                                   2,482           2,296
  Bank Premises and Equipment, Net                                              13,185          13,428
  Investments in Real Estate Limited Partnerships                                2,860           1,972
  Other Real Estate Owned                                                          470             591
  Other Assets                                                                  14,005          14,539
--------------------------------------------------------------------------------------------------------
      Total Assets                                                            $634,873        $584,252
========================================================================================================

LIABILITIES
  Deposits:
    Demand                                                                    $ 85,998        $ 76,712
    Savings, NOW and Money Market Accounts                                     309,897         267,396
    Time Deposits $100 thousand and Greater                                     22,746          23,307
    Other Time                                                                 131,821         138,429
--------------------------------------------------------------------------------------------------------
      Total Deposits                                                           550,462         505,844
--------------------------------------------------------------------------------------------------------
  Demand Note Due U.S. Treasury                                                    283           4,000
  Other Short-Term Borrowings                                                    9,000           4,000
  Other Liabilities                                                              7,890          11,057
  Long-Term Debt                                                                 6,409           6,415
--------------------------------------------------------------------------------------------------------
      Total Liabilities                                                        574,044         531,316
--------------------------------------------------------------------------------------------------------
Commitments and Contingencies (Note 12)
STOCKHOLDERS' EQUITY
  Preferred Stock Class A Non-Voting Authorized-200,000, Outstanding 0               -               -
  Preferred Stock Class B Voting Authorized-1,500,000, Outstanding 0                 -               -
  Common Stock, $.01 Par Value                                                      44              44
    Shares Authorized                  7,500,000
    Outstanding,  Current Period       4,259,278
                  Prior Period         4,290,698
  Treasury Shares (At Cost)                                                     (3,133)         (2,220)
                  Current Period         175,342
                  Prior Period           143,922
  Capital in Excess of Par Value                                                33,073          33,223
  Retained Earnings                                                             28,308          21,537
  Deferred Compensation Arrangements                                             2,166             (10)
  Unrealized Gain on Securities Available for Sale, Net                            371             362
--------------------------------------------------------------------------------------------------------
      Total Stockholders' Equity                                                60,829          52,936
--------------------------------------------------------------------------------------------------------
      Total Liabilities and Stockholders' Equity                              $634,873        $584,252
========================================================================================================

      The accompanying notes are an integral part of these consolidated financial statements.


                         Merchants Bancshares, Inc.
                    Consolidated Statements of Operations

                                                                    Years Ended December 31,
(In thousands except per share data)                              1998        1997        1996
------------------------------------------------------------------------------------------------
INTEREST AND DIVIDEND INCOME:
  Interest and Fees on Loans                                     $36,796     $38,543     $39,953
  Interest and Dividends on Investments:
    U.S. Treasury and Agency Obligations                          10,728       9,433       7,588
    Other                                                            499         182         463
------------------------------------------------------------------------------------------------
Total Interest and Dividend Income                                48,023      48,158      48,004
------------------------------------------------------------------------------------------------
INTEREST EXPENSE:
  Savings, NOW and Money Market Accounts                           9,175       8,403       8,216
  Time Deposits $100 Thousand and Greater                          1,566       1,428       1,397
  Other Time Deposits                                              7,007       7,485       8,112
  Other Borrowed Funds                                               322         509         345
  Debt                                                               460         413         602
------------------------------------------------------------------------------------------------
Total Interest Expense                                            18,530      18,238      18,672
------------------------------------------------------------------------------------------------
Net Interest Income                                               29,493      29,920      29,332
  Provision for Possible Loan Losses                              (1,737)     (1,862)      3,150
------------------------------------------------------------------------------------------------
Net Interest Income after Provision for Possible Loan Losses      31,230      31,782      26,182
------------------------------------------------------------------------------------------------
NONINTEREST INCOME:
  Trust Company Income                                             1,910       1,635       1,493
  Service Charges on Deposits                                      2,756       3,075       3,347
  Merchant Discount Fees                                           1,444       1,537       1,696
  Gains on Sale of Investment Securities, Net                         44         784          33
  FDIC Assistance Received-Loss Sharing                                -           -         407
  Other                                                            1,158         885       2,387
------------------------------------------------------------------------------------------------
Total Noninterest Income                                           7,312       7,916       9,363
------------------------------------------------------------------------------------------------
NONINTEREST EXPENSES:
  Salaries and Wages                                               9,434       8,682       8,222
  Employee Benefits                                                2,036       1,992       1,791
  Occupancy Expense, Net                                           1,974       2,171       2,054
  Equipment Expense                                                2,593       2,325       2,024
  Legal and Professional Fees                                      2,447       3,888       1,961
  Provision for Impairment of Investment Security                      -         229           -
  Equity in Losses of Real Estate Limited Partnerships               379         641         846
  Losses on and Write-downs of Other Real Estate Owned               225         314       3,400
  Losses and Write-downs of Segregated Assets                          -           -         407
  Loss (Gain) on Disposition of Fixed Assets                         127       1,088        (565)
  Other                                                            6,257       7,152       7,349
------------------------------------------------------------------------------------------------
Total Noninterest Expenses                                        25,472      28,482      27,489
------------------------------------------------------------------------------------------------
Income Before Provision for Income Taxes                          13,070      11,216       8,056
Provision for Income Taxes                                         3,248       2,383       1,832
------------------------------------------------------------------------------------------------
NET INCOME                                                       $ 9,822     $ 8,833     $ 6,224
================================================================================================

BASIC EARNINGS PER COMMON SHARE                                  $  2.22     $  2.00     $  1.45
DILUTED EARNINGS PER COMMON SHARE                                   2.21        1.99        1.45


      The accompanying notes are an integral part of these consolidated financial statements.


                         Merchants Bancshares, Inc.
               Consolidated Statements of Comprehensive Income

                                                                         Twelve Months Ended
                                                                             December 31,
(In thousands)                                                        1998       1997       1996
-------------------------------------------------------------------------------------------------
Net Income as Reported                                               $9,822     $8,833     $6,224
Change in Net Unrealized Appreciation of Securities, Net of Tax          40        625       (337)
Less: Reclassification Adjustments for Securities Gains Included
 in Net Income, Net of Taxes                                             29        517         22
-------------------------------------------------------------------------------------------------
Comprehensive Income before transfers from Available
 for Sale to Held to Maturity                                         9,833      8,941      5,865
Impact of transfer from Available for Sale to Held to Maturity           (2)        10        136
-------------------------------------------------------------------------------------------------
Comprehensive Income                                                 $9,831     $8,951     $6,001
=================================================================================================


      The accompanying notes are an integral part of these consolidated financial statements.


                         Merchants Bancshares, Inc.
         Consolidated Statements of Changes in Stockholders' Equity
      For Each of the Three Years in the Period Ended December 31, 1998

                                                                                                 Net Unrealized
                                                                                                  Appreciation
                                               Capital in                           Deferred     (Depreciation)
                                      Common   Excess of    Retained   Treasury   Compensation   of Investment
(In thousands)                        Stock    Par Value    Earnings    Stock     Arrangements     Securities      Total
-------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1995             $44      $33,155     $ 8,621    $ 2,038            -          $ 467        $40,249
  Net Income                             -            -       6,224          -            -              -          6,224
  Change in Net Unrealized
   Appreciation (Depreciation) of
   Securities Available for Sale,
   Net of Tax                            -            -           -          -            -           (359)          (359)
  Change in Net Unrealized
   Appreciation of Securities
   Transferred to the Held to
   Maturity Portfolio, Net of Tax        -            -           -          -            -            136            136
-------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1996              44       33,155      14,845     (2,038)           -            244         46,250
  Net Income                             -            -       8,833          -            -              -          8,833
  Purchase of Treasury Stock             -            -           -     (1,390)           -              -         (1,390)
  Sales of Treasury Stock                -          219           -      1,015            -              -          1,234
  Issuance of Stock under
   Employee Stock Option Plans           -         (151)          -        193            -              -             42
  Dividends Paid                         -            -      (2,141)         -            -              -         (2,141)
  Unearned Compensation-
   Restricted Stock Awards               -            -           -          -          (10)             -            (10)
  Change in Net Unrealized
   Appreciation (Depreciation) of
   Securities Available for Sale,
   Net of Tax                            -            -           -          -            -            108            108
  Change in Net Unrealized
   Appreciation of Securities
   Transferred to the Held to
   Maturity Portfolio, Net of Tax        -            -           -          -            -             10             10
-------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1997              44       33,223      21,537     (2,220)         (10)           362         52,936
  Net Income                             -            -       9,822          -            -              -          9,822
  Purchase of Treasury Stock             -            -           -     (1,420)           -              -         (1,420)
  Issuance of Stock under
   Employee Stock Option Plans           -         (210)          -        374            -              -            164
  Tax Benefit Related to Stock
   Option Exercises                      -           60           -          -            -              -             60
  Issuance of Stock under Deferred
   Compensation Arrangements             -            -           -        133            -              -            133
  Dividends Paid                         -            -      (3,051)         -            -              -         (3,051)
  Unearned Compensation-
   Restricted Stock Awards               -            -           -          -          (20)             -            (20)
  Compensation Arrangements              -            -           -          -        2,196              -          2,196
  Change in Net Unrealized
   Appreciation (Depreciation) of
   Securities Available for Sale,
   Net of Tax                            -            -           -          -            -             11             11
  Change in Net Unrealized
   Appreciation of Securities
   Transferred to the Held to
   Maturity Portfolio, Net of Tax        -            -           -          -            -             (2)            (2)
-------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1998             $44      $33,073     $28,308    $(3,133)      $2,166          $ 371        $60,829
=========================================================================================================================

      The accompanying notes are an integral part of these consolidated financial statements.


                         Merchants Bancshares, Inc.
                    Consolidated Statement of Cash Flows

(In thousands)                                                                1998         1997         1996
---------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                                  $  9,822     $  8,833     $   6,224
Adjustments to Reconcile Net Income to Net Cash Provided by
 Operating Activities:
  Provision for Possible Loan Losses                                          (1,737)      (1,862)        3,150
  Provision for Possible Losses on Other Real Estate Owned                        20           34         2,495
  Provision for Impairment of Investment Security                                  -          229             -
  Provision for Depreciation and Amortization                                  2,632        2,377         2,667
  Net Gains on Sales of Investment Securities                                    (44)        (784)          (33)
  Net Gains on Sales of Loans and Leases                                        (213)         (11)         (505)
  Net Losses on Sales of Premises and Equipment                                  127        1,088          (565)
  Net Gains (Losses) on Sales of Other Real Estate Owned                         101         (138)         (328)
  Equity in Losses of Real Estate Limited Partnerships                           379          641           846
Changes in Assets and Liabilities:
  (Increase) Decrease in Interest Receivable                                    (165)         (63)          936
  Increase (Decrease) in Interest Payable                                         33           14          (313)
  (Increase) Decrease in Other Assets                                            698         (444)        5,527
  Decrease in Other Liabilities                                               (1,004)         (44)         (724)
-------------------------------------------------------------------------------------------------------------------------
      Net Cash Provided by Operating Activities                               10,649        9,870        19,377
-------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from Sales of Investment Securities Available for Sale             14,053       18,907        42,522
  Proceeds from Maturities of Investment Securities                           33,834       13,985        16,000
  Proceeds from Sales of Loans and Leases                                     14,659        3,131        19,576
  Purchases (Redemptions) of Federal Home Loan Bank Stock                       (186)         545           334
  Proceeds from Sales of Premises and Equipment                                    -            6         1,818
  Proceeds from Sales of Other Real Estate Owned                               1,179        2,112         6,144
  Purchases of Available for Sale Investment Securities                      (58,156)     (10,005)     (105,929)
  Purchases of Held to Maturity Investment Securities                        (10,272)     (33,278)            -
  Loan Originations (in Excess of) Less than Principal Payments              (32,990)      (4,364)       37,292
  Investments in Real Estate Limited Partnerships                             (1,362)        (102)         (111)
  Purchases of Premises and Equipment                                         (2,607)      (4,099)       (4,688)
-------------------------------------------------------------------------------------------------------------------------
      Net Cash Provided by (Used in) Investing Activities                    (41,848)     (13,162)       12,958
-------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net Increase (Decrease) in Deposits                                         44,618       (2,436)      (36,234)
  Net Increase (Decrease) in Other Borrowed Funds                              1,283       (1,599)        4,263
  Principal Payments on Debt                                                      (6)          (5)       (9,005)
  Cash Dividends Paid                                                         (3,051)      (2,141)            -
  Acquisition of Treasury Stock                                               (1,420)      (1,390)            -
  Proceeds From Sales of Treasury Stock                                            -        1,234             -
  Proceeds From Exercise of Employee Stock Options                               164           42             -
-------------------------------------------------------------------------------------------------------------------------
      Net Cash Provided by (Used In) Financing Activities                     41,588       (6,295)      (40,976)
-------------------------------------------------------------------------------------------------------------------------
Increase (Decrease) in Cash and Cash Equivalents                              10,389       (9,587)       (8,641)
Cash and Cash Equivalents Beginning of Year                                   20,139       29,726        38,367
-------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents End of Period                                     $ 30,528     $ 20,139     $  29,726
=========================================================================================================================
Total Interest Payments                                                     $ 18,498     $ 18,224     $  18,985
Total Income Tax Payments                                                      2,170        3,820             -
Transfer of Loans and Premises to Other Real Estate Owned                        954          515         2,815
Transfer of Securities Available for Sale to Held to Maturity Portfolio            -            -        87,509

      The accompanying notes are an integral part of these consolidated financial statements.


                         Merchants Bancshares, Inc.
                 Notes to Consolidated Financial Statements
                              December 31, 1998

(1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Merchants Bancshares, Inc. (the "Company") and its wholly owned subsidiaries; Merchants Bank (the "Bank") including the Bank's wholly owned subsidiaries Merchants Trust Company (the "Trust Company"), and certain trusts; and Merchants Properties, Inc., after elimination of all material intercompany accounts and transactions. Queneska Capital Corporation, formerly a wholly owned subsidiary of the Bank, was dissolved in December 1997. The Bank and the Trust Company offer a full range of deposit, loan, cash management and trust services to meet the financial needs of individual consumers, businesses and municipalities at 33 full-service banking locations throughout the State of Vermont.

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

Investment Securities

The Company classifies certain of its investments in debt securities as held to maturity, which are carried at amortized cost if the Company has the positive intent and ability to hold such securities to maturity. Investments in debt securities that are not classified as held to maturity and equity securities that have readily determinable fair values are classified as trading securities or available for sale securities. Trading securities are investments purchased and held principally for the purpose of selling in the near term; available for sale securities are investments not classified as trading or held to maturity. Available for sale securities are carried at fair value which is measured at each reporting date. The resulting unrealized gain or loss is reflected in Comprehensive Income and Stockholders' Equity net of the associated tax effect. Trading securities are also carried at fair value, gains and losses are recognized through the Statement of Operations.

Transfers from securities available for sale to securities held to maturity are recorded at the securities' fair values on the date of the transfer. Any net unrealized gains or losses continue to be reported as a separate component of stockholders' equity, on a net of tax basis as long as the securities are carried in the held to maturity portfolio, such amounts are amortized over the estimated remaining life of the transferred securities as an adjustment to yield in a manner consistent with the amortization of premiums and discounts.

Dividend and interest income, including amortization of premiums and discounts, is recorded in earnings for all categories of investment securities. Discounts and premiums related to debt securities are amortized using a method which approximates the level-yield method. The gain or loss recognized on the sale of an investment security is based upon the adjusted cost of the specific security.

Management reviews all reductions in fair value below book value to determine whether the impairment is other than temporary. If the impairment is determined to be other than temporary in nature, the carrying value of the security is written down to the appropriate level by a charge to earnings in the period of determination.

Loan Origination and Commitment Fees

Loan origination and commitment fees and certain direct loan origination costs are deferred and amortized over the lives of the related loans. Net deferred origination fees were $787 thousand and $859 thousand at December 31, 1998 and 1997, respectively.

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

Investments in Real Estate Limited Partnerships

The Bank has investments in various real estate limited partnerships that acquire, develop, own and operate low and moderate-income housing. The Bank's ownership interest in these limited partnerships varies from 35% to 99.9% as of December 31, 1998. The Company consolidates the financial statements of the limited partnership in which the Company is the general partner, actively involved in management and has a controlling interest. The Bank accounts for its investments in limited partnerships where the Bank neither actively participates nor has a controlling interest under the equity method of accounting.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand, amounts due from banks and federal funds sold in the accompanying consolidated statements of cash flows. At December 31, 1998 and 1997, cash and cash equivalents included $2.5 million and $2.2 million, respectively, held to satisfy the reserve requirements of the Federal Reserve Bank.

Other Real Estate Owned

Collateral acquired through foreclosure is recorded at the lower of cost or fair value, less estimated costs to sell, at the time of acquisition. Bank premises held for sale are recorded at the lower of cost or market, less estimated costs to sell, at the date of transfer. Subsequent changes in the fair value of other real estate owned are reflected as a write-down and charged to expense. Net operating income or expense related to foreclosed property and Bank premises held for sale is included in noninterest expense in the accompanying consolidated statements of operations. There are inherent uncertainties in the assumptions with respect to the estimated fair value of other real estate owned. Because of these inherent uncertainties, the amount ultimately realized on other real estate owned ("OREO") may differ from the amounts reflected in the consolidated financial statements. The Bank recognized losses due to write downs of $20 thousand, $34 thousand and $2,495 thousand during 1998, 1997 and 1996, respectively. At December 31, 1998 the balance in the OREO portfolio consisted of foreclosed real estate of $470 thousand.

Intangible Assets

Premiums paid for the purchase of core deposits are recorded as other assets and amortized using a straight-line method over 15 years. Management reviews the value of the intangible asset by comparing purchased deposit levels to the current level of acquired deposits in the branches purchased. If any significant deposit runoff has occurred and is determined to be permanent in nature, the asset is written down accordingly.

Earnings Per Share

In 1997 the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" which establishes new standards for computing and presenting earnings per share ("EPS"). SFAS No. 128 applies to entities with publicly held common stock or potential common stock. This statement requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerators and denominators of the basic and diluted EPS computations for all prior-period EPS data presented. Refer to Note 11 for additional information.

Comprehensive Income

In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income". This statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses). Components of comprehensive income are net income and all other non-owner changes in equity. This statement requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. This statement is effective, and has been adopted, for the Company's financial statements issued for the year ended December 31, 1998.

Segment Information

In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". This statement establishes the standards for reporting information about segments in annual and interim financial statements. SFAS No. 131 introduces a new model for segment reporting; the "management approach". The management approach is based on the way the chief operating decision-maker organizes segments within a company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure - any manner in which management disaggregates a company. This statement is effective and has been adopted for the Company's financial statements for the fiscal year ended December 31, 1998. Refer to
Note 14 for additional information.

Derivative Instruments and Hedging Activities

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes standards for reporting and accounting for derivative instruments ("derivatives") and hedging activities. The statement requires that derivatives be reported as assets or liabilities in the consolidated balance sheets and that derivatives be reported at fair value. The statement establishes criteria for accounting for changes in the fair value of derivatives based on the intended use of the derivatives. The statement is effective for all quarters of years beginning after June 15, 1999. Based on the Bank's current and anticipated investment and hedging activities the Company does not expect the adoption of SFAS No. 133 to have a material impact on the Company's financial position or results of operations.

Reclassification

Certain amounts reported for prior periods have been reclassified to be consistent with the current period presentation.

(2)   INVESTMENT SECURITIES

Investments in debt securities are classified as trading, available for sale or held to maturity as of December 31, 1998 and 1997. The amortized cost and fair values of the debt securities classified as available for sale and held to maturity as of December 31, 1998 and 1997 are as follows:

SECURITIES AVAILABLE FOR SALE:

                                                     Gross          Gross
                                     Amortized     Unrealized     Unrealized       Fair
                                       Cost          Gains          Losses        Value
      -----------------------------------------------------------------------------------
      1998                                              (In thousands)
      -----------------------------------------------------------------------------------
      U.S. Agency Obligations        $ 30,774        $  481          $ 62        $ 31,193
      Mortgage-backed Securities       41,058           130           176          41,012
      -----------------------------------------------------------------------------------
                                     $ 71,832        $  611          $238        $  2,205
      ===================================================================================

                                                     Gross          Gross
                                     Amortized     Unrealized     Unrealized       Fair
                                       Cost          Gains          Losses        Value
      -----------------------------------------------------------------------------------
      1997                                              (In thousands)
      -----------------------------------------------------------------------------------
      U.S. Agency Obligations        $ 31,058        $  271          $  -        $ 31,329
      Mortgage-backed securities       12,825           105            18          12,912
      -----------------------------------------------------------------------------------
                                     $ 43,883        $  376          $ 18        $ 44,241
      ===================================================================================

SECURITIES HELD TO MATURITY:

                                                     Gross          Gross
                                     Amortized     Unrealized     Unrealized       Fair
                                       Cost          Gains          Losses        Value
      -----------------------------------------------------------------------------------
      1998                                              (In thousands)
      U.S. Treasury Obligations      $    452        $   13          $  -        $    465
      U.S. Agency Obligations          14,979            84             -          15,063
      Mortgage-backed Securities       88,420         1,786            17          90,189
      -----------------------------------------------------------------------------------
                                     $103,851        $1,883          $ 17        $105,717
      ===================================================================================

                                                     Gross          Gross
                                     Amortized     Unrealized     Unrealized       Fair
                                       Cost          Gains          Losses        Value
      -----------------------------------------------------------------------------------
      1997                                              (In thousands)
      -----------------------------------------------------------------------------------
      U.S. Treasury Obligations      $    200        $    -          $  -        $    200
      U.S. Agency Obligations          12,526            94             4          12,616
      Mortgage-backed Securities       98,732           960            41          99,651
      -----------------------------------------------------------------------------------
                                     $111,458        $1,054          $ 45        $112,467
      ===================================================================================

The fair value of securities held for trading was $1,095 thousand and $1,031 thousand at December 31, 1998 and 1997 respectively. Gains on securities held for trading were $331 thousand and $267 thousand as of December 31, 1998 and 1997, respectively.

The contractual maturities of all debt securities held at December 31, 1998 are as follows:

                                                 Amortized     Fair
      (In thousands)                               Cost        Value
      -----------------------------------------------------------------
      Due within one year                        $  1,399      $  1,405
      Due after one year through five years        19,473        19,820
      Due after five years through ten years       58,937        59,942
      Due after ten years                          95,874        96,755
      -----------------------------------------------------------------
                                                 $175,683      $177,922
      =================================================================

Proceeds from sales of available for sale debt securities were $14 million and $18.9 million during 1998 and 1997, respectively. Gross gains of $44 thousand, $840 thousand and $120 thousand and gross losses of $0, $56 thousand and $87 thousand were realized from sales of securities in 1998, 1997 and 1996, respectively.

On November 29, 1996, $87.5 million of securities available for sale were transferred to the held to maturity portfolio. Net unrealized gains of $219 thousand associated with these securities are being amortized over the remaining lives of the individual securities.

At December 31, 1998, securities with a face value of $16.2 million were pledged to secure public deposits, and for other purposes required by law.

(3)   LOANS

The composition of the loan portfolio at December 31, 1998 and 1997 is as follows:

      (In thousands)                               1997         1997
      ----------------------------------------------------------------
      Commercial, Financial and Agricultural     $ 63,953     $ 73,523
      Real Estate-Commercial                      170,892      181,018
      Real Estate-Residential                     147,348      111,270
      Real Estate-Construction                      8,091        8,695
      Installment Loans to individuals             14,676       15,450
      All Other Loans (including overdrafts)          532          432
      ----------------------------------------------------------------
      Total Loans                                $405,492     $390,388
      ================================================================

The Bank currently originates primarily residential real estate loans, commercial and installment loans, and commercial real estate loans to customers throughout the state of Vermont. There were no loans held for sale at December 31, 1998 and 1997. Substantially all of the Bank's loan portfolio is based in the state of Vermont. There are no known significant industry concentrations in the loan portfolio. Loans serviced for others at December 31, 1998 and 1997 amounted to $160 million and $230 million, respectively.

The reserve for possible loan losses is based on management's estimate of the amount required to reflect the risks in the loan portfolio, based on circumstances and conditions known or anticipated at each reporting date. There are inherent uncertainties with respect to the final outcome of certain of the Bank's loans and nonperforming assets. Because of these inherent uncertainties, actual losses may differ from the amounts reflected in these consolidated financial statements. Factors considered in evaluating the adequacy of the reserve include previous loss experience, current economic conditions and their effect on the borrowers, the performance of individual loans in relation to contract terms, and estimated fair values of properties to be foreclosed. Losses are charged against the reserve for loan losses when management believes that the collectibility of principal is doubtful. To the extent management determines the level of anticipated losses in the portfolio have significantly increased or diminished the reserve is adjusted through current earnings.

Key elements of the above estimates, including those used in independent appraisals, are dependent upon the economic conditions prevailing at the time of the estimates. Accordingly, uncertainty exists as to the final outcome of certain of the valuation judgments. The inherent uncertainties in the assumptions relative to the projected sales prices or rental rates may result in the ultimate realization of amounts on certain loans that are different from the amounts reflected in these consolidated financial statements.

An analysis of the reserve for possible loan losses for the years ended December 31, 1998 and 1997 is as follows:

      (In thousands)                          1998        1997
      ----------------------------------------------------------
      Balance, Beginning of Year             $15,831     $15,700
      Provision for Possible Loan Losses      (1,737)     (1,862)
      Loans Charged Off                       (3,935)     (1,696)
      Recoveries                               1,141       3,689
      ----------------------------------------------------------
      Balance, End of Year                   $11,300     $15,831
      ==========================================================

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

Total impaired loans at December 31, 1998 and 1997 with a related allowance were $3.9 million and $4.8 million respectively, and the allowance associated with such loans was $400 thousand and $665 thousand, respectively. Interest payments on impaired loans are generally recorded as principal reductions if the remaining loan balance is not expected to be paid in full. If full collection of the remaining loan balance is expected, payments are recognized as interest income on a cash basis. During 1998 and 1997, the Company recorded interest income on impaired loans of approximately $240 thousand and $394 thousand, respectively. The average balance of impaired loans was $6.9 million in 1998 and $7.9 million in 1997.

Nonperforming assets at December 31, 1998 and 1997 were as follows:

      (In thousands)                     1998       1997
      ----------------------------------------------------
      Nonaccrual loans                   $2,103     $2,686
      Restructured Loans                    320        215
      Loans Past Due 90 Days or More
       and Still Accruing Interest          170        403
      ----------------------------------------------------
      Total Nonperforming Loans           2,593      3,304
      Other Real Estate Owned, Net          470        591
      ----------------------------------------------------
      Total Nonperforming Assets         $3,063     $3,895
      ====================================================

The Bank had $320 thousand and $215 thousand of restructured loans that were performing in accordance with the modified agreement at December 31, 1998 and 1997, respectively.

The Bank's policy is to discontinue the accrual of interest and reverse uncollected interest receivable on loans when scheduled payments become contractually past due in excess of 90 days or, in the judgment of management, the ultimate collectibility of principal or interest becomes doubtful.

The amount of interest which was not earned but which would have been earned had the nonaccrual and restructured loans performed in accordance with their original terms and conditions was approximately $441 thousand, $395 thousand and $1,493 thousand in 1998, 1997 and 1996, respectively.

During 1998 the Bank consummated transactions involving sales of loans, including certain impaired loans. The aggregate net book value of loans sold was approximately $15.1 million. The Bank recognized total income of $357 thousand from the sale of these loans. During 1997, the Bank consummated two such transactions, including certain impaired loans. The aggregate net book value of loans sold in 1997 was approximately $2.7 million, resulting in a gain on sales of $396 thousand, which was credited to the reserve for possible loan losses. All loans were sold without recourse.

An analysis of loans to directors, executive officers, and associates of such persons for the year ended December 31, 1998 is as follows:

      (In thousands)
      -------------------------------------
      Balance, December 31, 1997     $8,950
      Additions                         718
      Repayments                       (783)
      -------------------------------------
      Balance, December 31, 1998     $8,885
      =====================================

It is the policy of the Bank to grant such loans on substantially the same terms, including interest rates and collateral, as those prevailing for comparable lending transactions with other persons. The December 31, 1998 balance has been adjusted to reflect changes in status of directors and executive officers during 1998.

(4)   PREMISES AND EQUIPMENT

The components of premises and equipment included in the accompanying consolidated balance sheets are as follows:

      (In thousands)                          1998        1997
      ----------------------------------------------------------
      Land and Buildings                     $12,926     $12,601
      Leasehold Improvements                   1,221       1,288
      Furniture, Equipment, and Software      10,322      10,617
      ----------------------------------------------------------
                                              24,469      24,506
      Less: Accumulated Depreciation
       and Amortization                       11,284      11,078
      ----------------------------------------------------------
                                             $13,185     $13,428
      ==========================================================

Depreciation and amortization expense related to premises and equipment amounted to $2.2 million, $2.0 million and $1.7 million in 1998, 1997, and 1996, respectively.

The Bank leases certain properties for branch operations. Rent expense on these properties totaled $303 thousand, $263 thousand and $240 thousand for the years ended December 31, 1998, 1997 and 1996, respectively. Minimum lease payments for these properties subsequent to December 31, 1998 are as follows: 1999-$329 thousand; 2000-$293 thousand; 2001-$286 thousand; 2002-
$242 thousand; 2003-$180 thousand and $288 thousand thereafter.

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

The plan's funded status and amounts recognized in the accompanying consolidated balance sheets and statements of operations as of December 31, 1998 and 1997 are as follows:

      (In thousands)                                          1998       1997
      -----------------------------------------------------------------------
      Change in Projected Benefit Obligation
      Projected Benefit Obligation at Beginning of Year     $6,610     $5,180
      Interest Cost                                            465        452
      Actuarial Gain                                           473      1,444
      Benefits Paid                                           (475)      (466)
      -----------------------------------------------------------------------
      Projected Benefit Obligation at Year End              $7,073     $6,610
      -----------------------------------------------------------------------
      Change in Plan Assets
      Fair Value of Plan Assets at Beginning of Year        $7,308     $6,778
      Actuarial Return on Plan Assets                          866        996
      Benefits Paid                                           (475)      (466)
      -----------------------------------------------------------------------
      Fair Value of Plan Assets at Year End                 $7,699     $7,308
      -----------------------------------------------------------------------
      Funded Status of the Plan
      Amount Over Funded                                    $  626     $  698
      Unrecognized Net Actuarial Loss                          771        602
      Unrecognized Prior Service Cost                          (15)       (54)
      -----------------------------------------------------------------------
      Net Amount Recognized                                 $  756     $  548
      -----------------------------------------------------------------------
      Amounts Recognized in the Statements of
       Financial Position Consist of the Following:
      Prepaid Benefit Cost                                  $1,382     $1,246
      =======================================================================

A summary of (income) expense relating to the Company's pension fund for each of the three years in the period ended December 31, 1998 is as follows:

      (In thousands)                              1998      1997      1996
      ---------------------------------------------------------------------
      Interest Cost on Projected Benefit
       Obligation                                 $ 465     $ 452     $ 402
      Expected Return on Plan Assets               (530)     (563)     (507)
      Amortization of Unrecognized Transition
       Asset                                        (39)      (39)      (39)
      Recognized Net Losses                           4         -         -
      ---------------------------------------------------------------------
      Net Periodic Pension Costs                  $(100)    $(150)    $(144)
      =====================================================================

The actuarial present value of the projected benefit obligation was determined using a weighted average discount rate of 6.75%, 7% and 7.6% as of December 31, 1998, 1997 and 1996, respectively. For 1998, 1997 and 1996 there was no assumed rate of increase in future compensation due to the freeze on plan benefits. The expected long-term rate of return on assets used was 8% in 1998, 8% in 1997 and 9% in 1996.

Employee Stock Ownership Plan/401(k) Plan

Under the terms of the Company's Employee Stock Ownership Plan (ESOP), eligible employees are entitled to contribute up to 15% of their compensation to the ESOP, and the Company contributes a percentage of the amounts contributed by the employees, as authorized by the Company's Board of Directors. The Company contributed approximately 128% and 126%, respectively, of the amounts contributed by the employees (200% of up to 4.5% of individual employee compensation) in 1998 and 1997. Substantially all employer contributions to the ESOP are funded with cash and are used to purchase the Company's common stock.

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

A summary of (income) expense relating to the Company's various employee benefit plans for each of the three years in the period ended December 31, 1998 is as follows:

      (In thousands)                   1998       1997       1996
      -----------------------------------------------------------
      Pension Plan                    $(100)     $(150)     $(144)
      Employee Stock Ownership
       Plan/401(k) Plan                 588        685        653
      Deferred Compensation Plans        11         20         27
      -----------------------------------------------------------
      Total                           $ 499      $ 555      $ 536
      ===========================================================

(6)   STOCK-BASED COMPENSATION PLANS

Stock Option Plans

The Company has granted stock options to certain key employees. The options granted vest after two years and are immediately exercisable upon vesting. Nonqualified stock options may be granted at any price determined by the Compensation Committee of the Board of Directors. All stock options have been granted at or above fair market value at the date of grant.

A summary of the Company's stock option activity is as follows

                                            1998                   1997                    1996
       -----------------------------------------------------------------------------------------------
                                                Weighted                Weighted                Option
                                      Number    Average      Number     Average      Number     Price
                                        of      Exercise       of       Exercise       of        Per
                                      Shares     Price       Shares      Price       Shares     Share
       -----------------------------------------------------------------------------------------------
                                                    (In thousands except per share data)
      Options outstanding,
       Beginning of year               103       $21.88        50        $12.45        40       $11.72
      Granted                           48       $30.50        71        $25.69        10       $15.38
      Exercised                         13       $12.61        18        $10.72         -            -
       -----------------------------------------------------------------------------------------------
      Options outstanding,
       end of year                     138       $25.76       103        $21.88        50       $12.45
      Options exercisable               19       $13.98        22        $12.53        20       $11.00
      Weighted average fair value
       per option of options
       granted during year                       $ 6.92                  $ 6.71                 $ 6.83
       -----------------------------------------------------------------------------------------------


As of December 31, 1998, the exercisable options outstanding were exercisable at prices ranging from $10.00 to $15.37 and had a weighted-average remaining contractual life of 3.8 years.

In October, 1995 the FASB issued SFAS No. 123, "Accounting for Stock Based Compensation" ("SFAS No. 123"), which establishes a fair value based method of recognizing stock-based compensation expense. As permitted by SFAS No. 123, the Company has elected to continue to apply APB No. 25 to account for its stock-based compensation plans. Had compensation cost for awards under the Company's stock-based compensation plans been determined consistent with the method set forth under SFAS No. 123, the effect on the Company's net income and earnings per share would have been as follows:

                                               1998                          1997
      --------------------------------------------------------------------------------------
                                     As Reported     Pro Forma     As Reported     Pro Forma
      --------------------------------------------------------------------------------------
                                              (In thousands except per share data)
      Net Income                       $9,822         $9,712         $8,833         $8,679
      Basic Earnings per Share         $ 2.22         $ 2.19         $ 2.00         $ 1.97
      Diluted Earnings per Share       $ 2.21         $ 2.19         $ 1.99         $ 1.96
      --------------------------------------------------------------------------------------

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

The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1998 and 1997, respectively: Risk-free interest rates of 4.59% for 1998 and 6.0% 1997; expected lives of options of 5 years for 1998 and 4 years for 1997; expected volatility of stock of 30.05% for 1998 and 34.37% for 1997; rate of dividends of 2.53% for 1998 and 2.48% for 1997; and pro-forma after tax compensation expense of $110 thousand for 1998 and $308 thousand for 1997.

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

Deferred Compensation Plans

Through December 1995, the Bank maintained an Executive Salary Continuation Plan and a Deferred Compensation Plan for Directors. In December 1995, the Bank and participants in its Executive Salary Continuation Plan and in the Fixed Growth Program of its Deferred Compensation Plan for Directors agreed to amend or terminate the existing plans. In satisfaction of all liabilities under those plans, the Bank agreed to make payments to, or credits for, the participants. Pursuant to these agreements, the Bank established several new plans (the "New Plans") and established certain trusts (the "Trusts") with Merchants Trust Company, to which it contributed an amount sufficient to cover the Bank's obligations under the New Plans. The New Plans used those payments, in part, to purchase newly issued common stock of the Company at its market price. The purchases have been accounted for as treasury stock transactions in the Company's consolidated financial statements. The portions of the payments made to the New Plans that were not invested in the common stock of the Company are included as investments in the consolidated financial statements and are classified as trading. In conjunction with the amendment and termination of the existing plans, the Bank either sold or surrendered certain life insurance policies and used the proceeds as a partial source to fund the lump sum payments made to the New Plans. To the extent the obligations of the Company under the New Plans are based on investments by the New Plans in other than shares of the Company, the investments are revalued at each reporting date with a corresponding adjustment to compensation expense. In addition, the obligation related to certain Company shares, originally purchased for $200 thousand, were revalued at each reporting date, with a corresponding adjustment to compensation expense. These Company shares were sold during December 1997.

In July 1998, the Emerging Issues Task Force ("EITF") issued guidance on Issue No. 97-14, "Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested" (the "Guidance"). This Guidance establishes standards for reporting and accounting for certain deferred compensation agreements between the Company and certain of its directors. This Guidance requires that the deferred compensation obligation be classified in the "Stockholders' Equity" section of the balance sheets. These amounts were previously classified as other liabilities in the "Liabilities" section of the balance sheets. The Company adopted this guidance prospectively on September 30, 1998 and on that date reclassified deferred compensation obligations totaling $2.13 million to a component within Stockholders' Equity labeled "Deferred Compensation Arrangements".

Restricted Stock Plans

The Company and the Bank adopted new compensation plans for non-employee directors during 1997. Under the terms of the plans, participating directors may elect to have all or a specified percentage of his or her compensation for a given year paid in the form of cash or deferred in the form of shares of restricted common stock of the Company. Directors who elect to have their compensation deferred shall be credited with a number of shares of the Company's stock equal in value to the amount of fees deferred plus a risk premium of not more than 25% of the amount deferred. The participating director may not generally sell, transfer or otherwise dispose of these shares, prior to the fifth anniversary of the date of the grant of such shares. With respect to shares of common stock issued or otherwise transferred to a participating director, the participating Director will have the right to vote the shares and receive dividends or other distributions thereon. If a participating Director resigns under certain circumstances the Director shall forfeit all of his or her restricted shares, which are risk premium shares. During 1998, 5,200 shares of common stock of the Company were distributed to a trust established under the terms of the new compensation plan. The "risk premium" is reflected within a component of Stockholders' Equity labeled "Deferred Compensation Arrangements" and will be recognized as an expense ratably over the five-year restriction period.

(7)   INCOME TAXES

The provision (benefit) for income taxes for each of the three years in the period ended December 31, 1998 consists of the following:

      (In thousands)          1998       1997       1996
      ----------------------------------------------------
      Current                $3,065     $1,499     $ 3,307
      Deferred (Prepaid)        183        884      (1,475)
      ----------------------------------------------------
                             $3,248     $2,383     $ 1,832
      ====================================================

Prepaid and deferred income taxes result from differences between the income for financial reporting and tax reporting relating primarily to the provision for possible loan losses. The net deferred tax asset amounted to approximately $4.2 million and $4.4 million at December 31, 1998 and 1997, respectively. This tax asset is included in other assets in the accompanying consolidated balance sheets.

The components of the net deferred tax asset as of December 31, 1998 and 1997 are as follows:

      (In thousands)                                       1997        1996
      -----------------------------------------------------------------------
      Reserve for Possible Loan Losses                    $ 4,064     $ 5,605
      Deferred Compensation                                 1,340       1,335
      Unrealized Securities Gains                            (191)       (197)
      Loan Fees                                               104         191
      Depreciation                                           (876)       (599)
      Accrued Liabilities                                      46        (335)
      Capital Loss Carryforwards                                -         618
      Investments in Real Estate Limited Partnerships        (968)       (712)
      Excess Servicing Right                                  (17)        (31)
      Loan Market Adjustment                               (2,932)     (4,505)
      Other                                                  (975)     (1,131)
      Tax Credit Carryforwards                              4,190       4,293
      Core Deposit Intangible                                 472         526
      -----------------------------------------------------------------------
                                                            4,257       5,058
      Valuation Allowance                                       -        (618)
      -----------------------------------------------------------------------
                                                          $ 4,257     $ 4,440
      =======================================================================

A valuation allowance is provided when it is more likely than not that some portion of the net prepaid tax asset will not be realized. The Company had established a valuation allowance for capital loss carryforwards since such losses may only be utilized against future capital gains.

The following is a reconciliation of the federal income tax provision (benefit), calculated at the statutory rate, to the recorded provision (benefit) for income taxes:

      (In thousands)                              1997        1996        1995
      --------------------------------------------------------------------------
      Applicable Statutory Federal Income
       Tax                                       $ 4,444     $ 3,779     $ 2,739
      (Reduction) Increase in Taxes
       Resulting From:
        Gain (Loss) on Investment Securities           -        (134)         27
        Tax-exempt Income                            (41)        (55)        (74)
        Tax Credits                               (1,328)     (1,089)       (980)
        Other, Net                                   173        (118)        120
      --------------------------------------------------------------------------
                                                 $ 3,248     $ 2,383     $ 1,832
      ==========================================================================

The state of Vermont assesses a franchise tax for banks in lieu of income tax. The franchise tax is assessed based on deposits and amounted to approximately $590 thousand, $386 thousand, and $255 thousand in 1998, 1997, and 1996, respectively. These amounts are included in other expenses in the accompanying consolidated statements of operations. The Company received refunds of its 1995, 1994, and 1993 Vermont Franchise Taxes of $797 thousand during 1996.

(8)   OTHER BORROWED FUNDS

Other borrowed funds consist of the following at December 31, 1998 and 1997:

      (In thousands)                   1998       1997
      -------------------------------------------------
      Treasury Tax and Loan Notes     $  283     $4,000
      Short Term Borrowing             9,000      4,000
      -------------------------------------------------
                                      $9,283     $8,000
      =================================================

As of December 31, 1998, the Bank may borrow up to $35 million in overnight funds on an unsecured basis.

The following table provides certain information regarding other borrowed funds for the two years ended December 31, 1998 and 1997:

                                        Maximum                         Weighted
                                       Month-End        Average       Average Rate       Weighted
                                        Amount          Amount           During        Average Rate
      (In thousands)                  Outstanding     Outstanding       the Year       at Year End
      ---------------------------------------------------------------------------------------------
      1998
      Treasury Tax and Loan Notes       $ 4,000         $1,939           5.14%            4.12%
      Federal Funds Purchased             6,000            730           5.70%               -
      Short Term Borrowing               20,000          2,986           5.68%            5.66%
      ---------------------------------------------------------------------------------------------
      1997
      Treasury Tax and Loan Notes       $ 4,182         $2,413           5.39%            5.27%
      Federal Funds Purchased             3,850            906           5.99%               -
      Short Term Borrowing               15,000          4,880           5.87%            6.16%
      ---------------------------------------------------------------------------------------------

(9)   DEBT

Debt consists of the following at December 31, 1998 and 1997:

      (In thousands)                                                1998       1997
      ------------------------------------------------------------------------------
      9%  Note Payable, Monthly Installments of
       $1.7 thousand (Principal and Interest), Annual
       Installments of $30 Thousand (Principal only) , Through
       July 2003                                                   $  197     $  200
      8.75% Mortgage Note, payable in Monthly Installments of
       $2.5 thousand (Principal and Interest) Through 2039          1,182      1,185
      Federal Home Loan Bank Notes Payable, Interest Rates
       From 7.52% to 8.66% Due in 2001                              5,030      5,030
      ------------------------------------------------------------------------------
                                                                 $  6,409     $6,415
      ==============================================================================

The 8.75% mortgage note relates to a low-income housing project. The monthly installments are subsidized by the U.S. Department of Agriculture, which pays amounts annually so as to reduce the monthly principal and interest payments to an amount equivalent to a loan at a rate of 1%.

Maturities of debt subsequent to December 31, 1998 are as follows: 1999-$37 thousand; 2000-$41 thousand; 2001-$5,075 thousand; 2002-$49 thousand; 2003-
$44 thousand and $1,163 thousand thereafter.

As of December 31, 1998, the Company is in compliance with all of the covenants of the Federal Home Loan Bank ("FHLB") agreements.

(10)  STOCKHOLDERS' EQUITY

Vermont state law requires the Bank to appropriate a minimum of 10% of net income to surplus until such time as appropriated amounts equal 10% of deposits and other liabilities. The Company's stockholders' equity includes $9.0 million as of December 31, 1998 and $8.1 million as of December 31, 1997 of such appropriations. Vermont state law also restricts the payment of dividends under certain circumstances.

(11)  EARNINGS PER SHARE

The following table presents a reconciliation of the calculations of basic and diluted earnings per share for the year ended December 31, 1998:

                                                                                    Per Share
      1998                                                 Income      Shares        Amount
      ---------------------------------------------------------------------------------------------
                                                     (In thousands except share and per share data)
      Basic Earnings Per Share:
       Income Available to Common Shareholders             $9,822     4,425,031       $2.22
      Diluted Earnings Per Share:
       Options issued to Executives (See Note 6)                -        15,034
       Income Available to Common Shareholders
        Plus Assumed Conversions                           $9,822     4,440,065       $2.21
      =============================================================================================

                                                                                    Per Share
      1997                                                 Income      Shares        Amount
      ---------------------------------------------------------------------------------------------
                                                     (In thousands except share and per share data)
      Basic Earnings Per Share:
       Income Available to Common Shareholders             $8,833     4,423,153       $2.00
      Diluted Earnings Per Share:
       Options issued to Executives (See Note 6)                -        23,256
       Income Available to Common Shareholders
        Plus Assumed Conversions                           $8,833     4,446,409       $1.99
      =============================================================================================

Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Upon adoption of SFAS No. 128 the Company's reported earnings per share for 1996 were restated. There was no effect on earnings per share for 1996.

(12)  COMMITMENTS AND CONTINGENCIES

The Bank is a counterclaim defendant in a litigation entitled Pasquale and Vatsala Vescio, Counterclaim Plaintiffs v. The Merchants Bank, Counterclaim Defendant, now pending in the United States Bankruptcy Court for the District of Vermont.

In this litigation, the Vescios have made a number of "lender liability" claims dealing with a commercial development known as Brattleboro West in Brattleboro, Vermont. The pending litigation arose out of a suit to foreclose on several real estate mortgages and personal property originally delivered to the Bank as collateral by the Vescios in connection with the financing of a supermarket in the Brattleboro West project and various other projects.

Among other things, the Vescios have alleged that the Bank or its representatives violated supposed oral promises in connection with the origination and funding of the financing, and have claimed that the Bank is liable to them for damages based on the Bank's supposed "control" of the project and its alleged breach of covenants of "good faith" which the plaintiffs believe are to be implied from the loan documents. In addition, the plaintiffs have contended that the Bank breached a duty of care they believe it owed to them, and have claimed that the Bank should not have exercised its contract rights when the loan went into default, but should have worked out the default in a way that was more favorable to the borrowers. Trial concluded in United States Bankruptcy Court in November 1998. Although it is not possible at this stage to predict the outcome of this litigation, the Bank believes that it has meritorious defenses to the plaintiffs' allegations. The Bank intends to vigorously defend itself against these claims.

The Company, the Bank, the Trust Company (the "Companies") and certain of their directors are defendants in a lawsuit filed in November 1994 (the "Vermont Proceedings"). The Vermont Proceedings arose from certain investments managed for Trust Company customers and placed in the Piper Jaffray Institutional Government Income Portfolio (the "Portfolio"). In December 1994, the Companies made payments to the Trust Company customers in amounts that the Companies believed reimbursed those customers fully for Portfolio losses. The United States District Court for the District of Vermont has dismissed the Plaintiff's claims in the Vermont Proceedings with prejudice, as moot, and ordered payment of approximately $99,000 in attorney's fees. The Plaintiff and his attorneys appealed those District Court orders to the Second Circuit Court of Appeals, and the Companies appealed on certain limited issues. By Order dated January 28, 1999 the Second Court affirmed those District Court orders in all material respects and remanded the case to the District Court with instructions to clarify whether the dismissal of the claims as moot was to be with prejudice. Still pending before the Second Circuit is a separate appeal from the District Court's denial of Plaintiff's requests for sanctions and other relief based on asserted improprieties in the defense of the litigation. The Companies believe the Plaintiff's assertions in that regard are groundless and will continue to seek denial of Plaintiff's requests.

The Companies have separately pursued claims against others on account of the losses suffered as a result of the investments in the Portfolio. Claims against Piper Jaffray Companies, Inc. were joined with the claims of others in a class action in the United States District Court for the District of Minnesota (the "Minnesota Proceedings"). The Minnesota Proceedings were settled by the parties and in February of 1997 the District Court ordered the net share of the settlement proceeds attributable to the Trust Company's investments to be paid to the Trust Company, starting approximately 60 days after the Court's order becomes final, except to the extent, if at all, any other court with jurisdiction has sooner given leave for some or all of those payments to be deposited with such other court pursuant to applicable rules. The attorneys representing the Plaintiff in the Vermont Proceedings and also representing, in the Minnesota Proceedings, the beneficiaries of four other Trust Company accounts, appealed that order to the Eighth Circuit Court of Appeals. By Per Curiam decision filed July 25, 1998, the Eighth Circuit denied that appeal. The attorneys for the Plaintiffs have filed a petition for certiorari to the United States Supreme Court, which has not yet acted upon it. The same attorneys also have announced an intention to initiate separate proceedings to seek to intercept at least a portion of any payments coming from the Minnesota Proceedings, in order to seek to deprive the Companies of at least a portion of the reimbursement that otherwise could be available. Any recovery by the Companies from the Minnesota Proceedings is subject to the terms of an agreement between the Companies and their insurance carrier, which reimbursed the Companies, in part, for the December, 1994 payments.

Merchants Bancshares, Inc. and certain of its subsidiaries have been named as defendants in various other legal proceedings arising from their normal business activities. Although the amount of any ultimate liability with respect to such proceedings cannot be determined, in the opinion of management, based upon the opinion of counsel on the outcome of such proceedings, any such liability will not have a material effect on the consolidated financial position of Merchants Bancshares, Inc. and its subsidiaries.

(13)  PARENT COMPANY

The Parent Company's investments in its subsidiaries are recorded using the equity method of accounting. Summarized financial information relative to the Parent Company only balance sheets at December 31, 1998 and 1997 and statements of operations and cashflows for each of the three years in the period ended December 31, 1998 are as follows:

Balance Sheets as of December 31
(In thousands)                                     1998        1997
---------------------------------------------------------------------
Assets:
  Investment in and Advances to Subsidiaries*     $60,329     $54,703
  Other Assets                                        511       1,337
---------------------------------------------------------------------
      Total Assets                                $60,840     $56,040
=====================================================================
Liabilities and Equity Capital:
  Other Liabilities                               $    11     $ 3,104
  Equity Capital                                   60,829      52,936
---------------------------------------------------------------------
      Total Liabilities and Equity Capital        $60,840     $56,040
=====================================================================

Statements of Operations for the Years Ended December 31

(In thousands)                                             1998       1997       1996
--------------------------------------------------------------------------------------
Dividends from Merchants Bank*                            $4,000     $2,267     $    -
Equity in Undistributed Earnings of Subsidiaries           5,907      6,652      6,306
Other Expense, Net                                          (129)      (130)      (125)
Benefit from Income Taxes                                     44         44         43
--------------------------------------------------------------------------------------
Net Income                                                $9,822     $8,833     $6,224
======================================================================================

--------------------
<F*>  Account balances are partially or fully eliminated in consolidation.

Statements of Cash Flows for the Years Ended December 31

(In thousands)                                          1998        1997        1996
--------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
  Net Income                                           $ 9,822     $ 8,833     $ 6,224
  Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
    Decrease in Miscellaneous Receivables                   71          89          99
    Increase (Decrease) in Miscellaneous Payables           (2)         40           -
    Equity in Undistributed Income of Subsidiaries      (5,907)     (6,652)     (6,306)
--------------------------------------------------------------------------------------
Net Cash Provided by Operating Activities                3,984       2,310          17
--------------------------------------------------------------------------------------
Cash Flows From Financing Activities:
  Sale of Treasury Stock                                    80       1,234           -
  Acquisition of Treasury Stock                         (1,420)     (1,390)          -
  Proceeds from Exercise of Employee Stock Options         164          42           -
  Tax Benefit from Employee Stock Option Exercise           60           -           -
  Dividends Paid                                        (3,051)     (2,217)          -
  Other, Net                                                75         (35)          -
--------------------------------------------------------------------------------------
Net Cash Used in Financing Activities                   (4,092)     (2,366)          -
--------------------------------------------------------------------------------------
Increase (Decrease) in Cash and Cash Equivalents          (108)        (56)         17
Cash and Cash Equivalents at Beginning of Year             262         318         301
--------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Year               $   154     $   262      $  318
======================================================================================

Total Interest Payments                                $     -     $     -      $    -
Taxes Paid                                               2,170       3,820           -
--------------------------------------------------------------------------------------

(14)  BUSINESS SEGMENTS

On January 1, 1998 the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). The adoption of SFAS No. 131 did not have a material effect on the Company's primary financial statements.

The Company has identified Community Banking as its reportable operating business segment. The Community Banking business segment consists of commercial banking and retail banking. The Community Banking business segment is managed as a single strategic unit which derives its revenues from a wide range of banking services, including lending activities, acceptance of demand, savings and time deposits, safe deposit facilities, merchant card services and mortgage servicing income from investors.

Non-reportable operating segments of the Company's operations which do not have similar characteristics to the Community Banking segment and do not meet the quantitative thresholds requiring disclosure are included in the Other category in the disclosure of business segments below. These non-reportable segments include Trust and Investment Services, as well as parent company financial information (Note 13).

The following tables present the results of the Company's reportable operating business segment results as of December 31, 1998, 1997 and 1996:

                                       Community                 Consolidation
December 31, 1998                       Banking       Other       Adjustment       Consolidated
-----------------------------------------------------------------------------------------------
Interest Income                        $ 47,990      $    33       $      -          $ 48,023
Interest Expense                         18,501           29              -            18,530
Provision for Possible Loan Losses       (1,737)           -              -            (1,737)
-----------------------------------------------------------------------------------------------
Net Interest Income After Provi-
 sion for Possible Loan Losses           31,226            4              -            31,230
-----------------------------------------------------------------------------------------------
Noninterest Income:
  Trust Company Income                        -        1,910              -             1,910
  Service Charges on Deposits             2,756            -              -             2,756
  Merchants Discount Fees                 1,444            -              -             1,444
  Other                                   1,074          128              -             1,202
-----------------------------------------------------------------------------------------------
Total Noninterest Income                  5,274        2,038              -             7,312
-----------------------------------------------------------------------------------------------
Noninterest Expenses:
  Salaries and Employee Benefits         10,780          690              -            11,470
  Occupancy and Equipment                 4,474           93              -             4,567
  Legal and Professional                  2,220          227              -             2,447
  Other Expenses                          6,523          465              -             6,988
-----------------------------------------------------------------------------------------------
Total Noninterest Expenses               23,997        1,475              -            25,472
-----------------------------------------------------------------------------------------------
Income Before Provision For
 Income Taxes                            12,503          567              -            13,070
-----------------------------------------------------------------------------------------------
Provision for Income Taxes                2,994          254              -             3,248
-----------------------------------------------------------------------------------------------
Net Income                             $  9,509      $   313       $      -          $  9,822
===============================================================================================

End of Period Securities               $178,539      $ 1,094       $      -          $179,633
End of Period Net Loans                 394,192            -              -           394,192
End of Period Assets                    632,613       67,280        (65,020)          634,873
End of Period Deposits                  552,351            -         (1,889)          550,462
End of Period Borrowings                 14,510        1,182              -            15,692
End of Period Liabilities               573,394        2,539         (1,889)          574,044
-----------------------------------------------------------------------------------------------

                                       Community                 Consolidation
December 31, 1997                       Banking       Other       Adjustment       Consolidated
-----------------------------------------------------------------------------------------------
Interest Income                        $ 48,155      $     3       $      -          $ 48,158
Interest Expense                         18,238            -              -            18,238
Provision for Possible Loan Losses       (1,862)           -              -            (1,862)
-----------------------------------------------------------------------------------------------
Net Interest Income After Provi-
 sion for Possible Loan Losses           31,779            3              -            31,782
-----------------------------------------------------------------------------------------------
Noninterest Income:
  Trust Company Income                        -        1,635              -             1,635
  Service Charges on Deposits             3,075            -              -             3,075
  Merchants Discount Fees                 1,537            -              -             1,537
  Other                                   1,599           70              -             1,669
-----------------------------------------------------------------------------------------------
Total Noninterest Income                  6,211        1,705              -             7,916
-----------------------------------------------------------------------------------------------
Noninterest Expenses
  Salaries and Employee Benefits          9,967          707              -            10,674
  Occupancy and Equipment                 4,460           36              -             4,496
  Legal and Professional                  3,486          402              -             3,888
  Other Expenses                          8,462          962              -             9,424
-----------------------------------------------------------------------------------------------
Total Noninterest Expenses               26,375        2,107              -            28,482
-----------------------------------------------------------------------------------------------
Income Before Provision For
 Income Taxes                            11,615         (399)             -            11,216
Provision for Income Taxes                2,375            8              -             2,383
-----------------------------------------------------------------------------------------------
Net Income                             $  9,240      $  (407)      $      -          $  8,833
===============================================================================================

End of Period Securities               $157,996      $ 1,030       $      -          $159,026
End of Period Net Loans                 374,557            -              -           374,557
End of Period Assets                    583,575       62,243        (61,566)          584,252
End of Period Deposits                  508,778            -         (2,934)          505,844
End of Period Borrowings                 13,231        1,184              -            14,415
End of Period Liabilities               529,674        4,576         (2,934)          531,316
-----------------------------------------------------------------------------------------------

                                       Community                 Consolidation
December 31, 1996                       Banking       Other       Adjustment       Consolidated
-----------------------------------------------------------------------------------------------
Interest Income                        $ 48,001      $     3       $      -          $ 48,004
Interest Expense                         18,644           28              -            18,672
Provision for Possible Loan Losses        3,150            -              -             3,150
-----------------------------------------------------------------------------------------------
Net Interest Income After Provi-
 sion for Possible Loan Losses           26,207          (25)             -            26,182
-----------------------------------------------------------------------------------------------
Noninterest Income:
  Trust Company Income                        -        1,493              -             1,493
  Service Charges on Deposits             3,347            -              -             3,347
  Merchants Discount Fees                 1,696            -              -             1,696
  Other                                   2,676          151              -             2,827
-----------------------------------------------------------------------------------------------
Total Noninterest Income                  7,719        1,644              -             9,363
-----------------------------------------------------------------------------------------------
Noninterest Expenses
  Salaries and Employee Benefits          9,391          622              -            10,013
  Occupancy and Equipment                 4,054           24              -             4,078
  Legal and Professional                  1,486          475              -             1,961
  Other Expenses                         10,911          526              -            11,437
-----------------------------------------------------------------------------------------------
Total Noninterest Expenses               25,842        1,647              -            27,489
-----------------------------------------------------------------------------------------------
Income Before Provision For
 Income Taxes                             8,084          (28)             -             8,056
Provision for Income Taxes                1,824            8              -             1,832
-----------------------------------------------------------------------------------------------
Net Income                             $  6,260      $   (36)      $      -          $  6,224
===============================================================================================

End of Period Securities               $144,560      $   730       $      -          $145,290
End of Period Net Loans                 371,533            -              -           371,533
End of Period Assets                    579,482       58,267        (56,113)          581,636
End of Period Deposits                  511,714            -         (3,434)          508,280
End of Period Borrowings                 14,832        1,187              -            16,019
End of Period Liabilities               532,331        7,343         (4,288)          535,386
-----------------------------------------------------------------------------------------------

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

Exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and financial guarantees written is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments as it does for on-balance sheet instruments. The contractual amounts of these financial instruments at December 31, 1998 and 1997 are as follows:

      (In thousands)                                    Contractual Amount
      --------------------------------------------------------------------
      1998
      Financial Instruments Whose Contract Amounts
       Represent Credit Risk:
        Commitments to Extend Credit                         $105,112
        Standby Letters of Credit                               5,321
        Loans Sold with Recourse                                1,106
      --------------------------------------------------------------------

      (In thousands)                                    Contractual Amount
      --------------------------------------------------------------------
      1997
      Financial Instruments Whose Contract Amounts
       Represent Credit Risk:
        Commitments to Extend Credit                         $ 81,762
        Standby Letters of Credit                               5,650
        Loans Sold with Recourse                                1,182
      --------------------------------------------------------------------

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

Standby letters of credit and financial guarantees written are conditional commitments issued by the Bank to guarantee performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. Most guarantees extend for less than two years, and approximately 85% are for less than $100 thousand. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank obtains real and/or personal property as collateral for those commitments for which collateral is deemed to be necessary.

The Bank may enter into commitments to sell loans, which involve market and interest rate risk. There were no such commitments at December 31, 1998 or 1997.

Interest Rate Cap and Floor Contracts

Interest rate cap and floor transactions generally involve the exchange of fixed and floating rate interest payments without the exchange of the underlying principal amounts. The Company uses floor contracts to mitigate the effects on net interest income in the event interest rates on floating rate loans decline and uses cap contracts to mitigate the effects on net interest income should interest rates on floating rate deposits increase. The Company is exposed to risk should the counterparty default in its responsibility to pay interest under the terms of the cap or floor agreement, but minimizes this risk by performing normal credit reviews on the counterparties, by limiting its exposure to any one counterparty, and by utilizing well known national investment firms as counterparties. Notional principal amounts are a measure of the volume of agreements transacted, but the level of credit risk is significantly less. At December 31, 1998 and December 31, 1997, the notional principal amounts of such contracts outstanding was $80 million and $30 million respectively. At December 31, 1998 and December 31, 1997, the amortized cost of such contracts was $302 thousand and $69 thousand, respectively. $2 thousand was received during 1998 with respect to these contracts.

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

An analysis of the fair value of the investment securities as of December 31, 1998 and 1997 is as follows:

                                                 1998                        1997
      -------------------------------------------------------------------------------------
                                        Carrying                    Carrying
      (In thousands)                     Amount      Fair Value      Amount      Fair Value
      -------------------------------------------------------------------------------------
      Securities Available for Sale     $ 72,205      $ 72,205      $ 44,241      $ 44,241
      Securities Held to Maturity        103,851       105,717       111,458       112,467
      -------------------------------------------------------------------------------------
                                        $176,056      $177,922      $155,699      $156,708
      =====================================================================================

Loans

The fair value of variable rate loans that reprice frequently and have no significant credit risk is based on carrying values. The fair value for other loans is estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

An analysis of the fair value of the loan portfolio as of December 31, 1998 and 1997 is as follows:

                                  1998                        1997
      ----------------------------------------------------------------------
                         Carrying                    Carrying
      (In thousands)      Amount      Fair Value      Amount      Fair Value
      ----------------------------------------------------------------------
      Net Loans          $394,192      $400,469      $374,557      $378,093
      ----------------------------------------------------------------------

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

An analysis of the fair value of deposits as of December 31, 1998 and 1997 is as follows:

                                                 1998                        1997
      -------------------------------------------------------------------------------------
                                        Carrying                    Carrying
      (In thousands)                     Amount      Fair Value      Amount      Fair Value
      -------------------------------------------------------------------------------------
      Demand Deposits                   $ 85,998      $ 85,998      $ 76,712      $ 76,712
      Savings, NOW and
       Money Market                      309,897       311,453       267,396       268,380
      Time Deposits $100 thousand
       and greater                        22,746        24,243        23,307        23,540
      Other Time Deposits                131,821       131,915       138,429       139,812
      -------------------------------------------------------------------------------------
                                        $550,462      $553,609      $505,844      $508,444
      =====================================================================================

Debt

The fair value of debt is estimated using current market rates for borrowings of similar remaining maturity.

An analysis of the fair value of the borrowings of the Company as of December 31, 1998 and 1997 is as follows:

                                         1998                        1997
      ----------------------------------------------------------------------------
                               Carrying                    Carrying
      (In thousands)            Amount      Fair Value      Amount      Fair Value
      ----------------------------------------------------------------------------
      Other Borrowed Funds      $9,283        $9,283        $8,000        $8,000
      ----------------------------------------------------------------------------
      Debt                       6,409         6,731         6,415         6,645
      ----------------------------------------------------------------------------

Commitments to Extend Credit And Standby Letters Of Credit

The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of financial standby letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties. The fair value of commitments to extend credit and standby letters of credit is $53 thousand and $65 thousand as of December 31, 1998 and 1997, respectively.

Interest Rate Caps and Floors

The fair value of the interest rate caps and floors associated with variable rate commercial loans approximates the book carrying value. Management bases estimates on quotes, from qualified investment brokers, of the market value of the cap or floor at the reporting date. The fair value of the interest rate cap and floor contracts at December 31, 1998 was $280 thousand, the amortized cost was $302 thousand.

(17)  SUMMARY OF UNAUDITED FINANCIAL INFORMATION:

(In thousands except per share data)                1998                                              1997
--------------------------------------------------------------------------------------------------------------------------------
                                 Q4        Q3        Q2        Q1       Year       Q4        Q3        Q2        Q1       Year
--------------------------------------------------------------------------------------------------------------------------------
Interest and Fee
 Income                        $12,006   $11,969   $12,154   $11,894   $48,023   $12,120   $12,137   $12,017   $11,884   $48,158
Interest Expense                 4,629     4,687     4,663     4,551    18,530     4,616     4,578     4,576     4,468    18,238
--------------------------------------------------------------------------------------------------------------------------------
Net Interest Income              7,377     7,282     7,491     7,343    29,493     7,504     7,559     7,441     7,416    29,920
Provision for  Possible
 Loan Losses(1)(2)              (1,618)        -      (119)        -    (1,737)   (2,162)        -         -       300    (1,862)
Noninterest Income(3)            1,809     1,770     1,976     1,757     7,312     2,700     1,740     1,715     1,761     7,916
Noninterest Expense(4)           6,957     5,931     6,489     6,095    25,472     9,057     6,445     6,468     6,512    28,482
--------------------------------------------------------------------------------------------------------------------------------
Income Before Provision
 for Income Taxes                3,847     3,121     3,097     3,005    13,070     3,309     2,854     2,688     2,365    11,216
Provision For Income
 Taxes                             911       789       789       759     3,248       607       665       610       501     2,383
--------------------------------------------------------------------------------------------------------------------------------
Net Income                     $ 2,936   $ 2,332   $ 2,308   $ 2,246   $ 9,822   $ 2,702   $ 2,189   $ 2,078   $ 1,864   $ 8,833
================================================================================================================================
Basic Earnings Per
 Share                         $  0.66   $  0.53   $  0.52   $  0.51   $  2.22   $  0.61   $  0.50   $  0.47   $  0.42   $  2.00
================================================================================================================================
Cash Dividends
 Declared Per Share            $  0.19   $  0.18   $  0.17   $  0.17   $  0.71   $  0.15   $  0.15   $  0.10   $  0.10   $  0.50
================================================================================================================================

--------------------
<F1>  During the fourth quarter of 1998, the Bank reduced its reserve for possible loan losses by approximately $1.6 million. The reduction is primarily a result of management's determination that a lower requirement was appropriate due to a changing mix of the loan portfolio, the impact of conservative underwriting standards implemented in previous periods and the favorable resolution of a significant troubled credit.
<F2>  During the fourth quarter of 1997 the Bank recognized recoveries on two previously charged off loans of approximately $2.2 million. This amount was credited to income through the provision for loan losses.
<F3>  During the fourth quarter of 1997 the Bank recognized a gain of $840 on a security it held with a zero basis.
<F4>  During the fourth quarter of 1997 the Bank recognized losses resulting from its conversion to the Windows NT platform totaling $590 thousand; the Bank incurred or accrued legal and professional expenses in conjunction with a lawsuit brought by a former customer totaling $1.2 million; the Bank made a one-time contribution to the Merchants Bank Foundation of $400 thousand; and a $478 thousand write-down was taken against one of the Bank's branch properties, based on the decision to sell the property.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank and the Company to maintain minimum ratios (set forth in the table below) of total and Tier-1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier-1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 1998, that the Bank and the Company meet all capital adequacy requirements to which it is subject.

As of December 31, 1998, the most recent notification from the FDIC categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution's category. To be considered well capitalized under the regulatory framework for prompt corrective action, the Bank must maintain minimum Tier-1 Leverage, Tier-1 Risk-Based, and Total Risk-Based Capital ratios as set forth in the table below.

                                                                                   To Be Well-
                                                                                 Capitalized Under
                                                            For Capital          Prompt Corrective
(In thousands)                        Actual             Adequacy Purposes       Action Provisions
---------------------------------------------------------------------------------------------------
                                Amount      Percent     Amount      Percent     Amount      Percent
---------------------------------------------------------------------------------------------------
As of December 31, 1998:

Merchants Bancshares, Inc.:
  Tier 1 Risk-Based Capital     $58,677     14.45%      $16,248      4.00%        N/A
  Total Risk-Based Capital       63,747     15.69%       32,591      8.00%        N/A
  Tier 1 Leverage Capital        58,677      9.49%       24,828      4.00%        N/A
Merchants Bank:
  Tier 1 Risk-Based Capital     $58,582     14.38%      $16,295      4.00%      $37,242      6.00%
  Total Risk-Based Capital       63,652     15.62%       32,591      8.00%       40,738     10.00%
  Tier 1 Leverage Capital        58,582      9.45%       24,876      4.00%       31,096      5.00%
---------------------------------------------------------------------------------------------------
As of December 31, 1997:

Merchants Bancshares, Inc.:
  Tier 1 Risk-Based Capital     $50,596     12.49%      $16,210      4.00%        N/A
  Total Risk-Based Capital       55,806     13.78%       32,401      8.00%        N/A
  Tier 1 Leverage Capital        50,596      8.70%       23,313      4.00%        N/A
Merchants Bank:
  Tier 1 Risk-Based Capital     $52,536     12.94%      $16,246      4.00%      $24,369      6.00%
  Total Risk-Based Capital       57,746     14.22%       32,491      8.00%       40,614     10.00%
  Tier 1 Leverage Capital        52,536      9.01%       23,313      4.00%       29,141      5.00%
---------------------------------------------------------------------------------------------------

                 Merchants Bancshares, Inc. and Subsidiaries
                        Interest Management Analysis

(In thousands, taxable equivalent)                    1998                   1997                   1996
----------------------------------------------------------------------------------------------------------------
                                               Interest     % of      Interest     % of      Interest     % of
                                               Income/     Average    Income/     Average    Income/     Average
                                               Expense     Assets     Expense     Assets     Expense     Assets
----------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME:
  Total Interest Income, Including
   Fees on Loans                               $ 48,098     7.97%     $ 48,254     8.35%     $ 48,140     8.29%
  Interest Expense                               18,530     3.07        18,238     3.15        18,672     3.21
----------------------------------------------------------------------------------------------------------------
  Net Interest Income Before Provision for
   Possible Loan Losses                          29,568     4.90        30,016     5.20        29,468     5.08
  Provision for Possible Loan Losses             (1,737)   -0.29        (1,862)   -0.32         3,150     0.54
----------------------------------------------------------------------------------------------------------------
  Net Interest Income                          $ 31,305     5.19%     $ 31,878     5.52%     $ 26,318     4.54%
================================================================================================================

OPERATING EXPENSE ANALYSIS:
  Noninterest Expense
    Personnel                                  $ 11,470     1.90%     $ 10,674     1.85%     $ 10,013     1.72%
    Occupancy and Equipments Expense              4,567     0.76         4,496     0.78         4,078     0.70
    Legal and Professional Fees                   2,447     0.41         3,888     0.67         1,961     0.34
    Loss / (Gain) on Disposition of Fixed
     Assets                                         127     0.02         1,088     0.19          (565)   -0.10
    Other                                         6,861     1.14         8,336     1.44        12,002     2.07
----------------------------------------------------------------------------------------------------------------
  Total Noninterest Expense                      25,472     4.22        28,482     4.93        27,489     4.73
----------------------------------------------------------------------------------------------------------------
  Less Noninterest Income
    Service Charges on Deposits                   2,756     0.46         3,075     0.53         3,347     0.58
    Other, Including Securities Gains             4,556     0.76         4,841     0.84         6,016     1.04
----------------------------------------------------------------------------------------------------------------
  Total Noninterest Income                        7,312     1.22         7,916     1.37         9,363     1.62
----------------------------------------------------------------------------------------------------------------
  Net Operating Expense                        $ 18,160     3.00%     $ 20,566     3.56%     $ 18,126     3.11%
================================================================================================================

SUMMARY:
  Net Interest Income                          $ 31,305     5.19%     $ 31,878     5.52%     $ 26,318     4.54%
    Less: Net Operating Expense                  18,160     3.00        20,566     3.56        18,126     3.11
----------------------------------------------------------------------------------------------------------------
  Profit Before Taxes-
   Taxable Equivalent Basis                      13,145     2.19        11,312     1.96         8,192     1.43
  Net Profit (Loss) After Taxes                $  9,822     1.63%     $  8,833     1.53%     $  6,224     1.07%
----------------------------------------------------------------------------------------------------------------
TOTAL AVERAGE ASSETS                           $603,312               $578,090               $580,860
================================================================================================================

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, this Annual Report on Form 10-K may contain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including, without limitation, (i) the fact that the Company's success is dependent to a significant extent upon general economic conditions in Vermont and Vermont's ability to attract new business, (ii) the fact that the Company's earnings depend to a great extent upon the level of net interest income (the difference between interest income earned on loans and investments and the interest expense paid on deposits and other borrowings) generated by the Bank, and the level of net interest income and thus the Bank's results of operations may be adversely affected by increases or decreases in interest rates, and (iii) the fact that the banking business is highly competitive and the profitability of the Company depends upon the Bank's ability to attract loans and deposits in Vermont, where the Bank competes with a variety of traditional banking and nontraditional institutions such as credit unions and finance companies, and (iv) the fact that at December 31, 1998, the Company's balance sheet loan portfolio was $405 million of which commercial loans represented 52.2%, exposing the Company to the risks inherent in financings based upon analyses of credit risk, the value of underlying collateral, including real estate, and other more intangible factors which are considered in making commercial loans. Accordingly, the Company's profitability may be negatively impacted by errors in risk analyses and by loan defaults and the ability of certain borrowers to repay such loans may be adversely affected by any downturn in general economic conditions. Additional risks and uncertainties are inherent in the Year 2000 project. The costs of the Year 2000 conversion, the date which the Company has set to complete its Year 2000 project and statements about anticipated compliance are based on the Company's current estimates and are subject to various uncertainties that could cause actual results to differ materially from the Company's expectations. Such uncertainties include, among others, the success of the Company in identifying systems that are not Year 2000 compliant, the nature and amount of programming required to upgrade or replace each of the affected systems, the availability of qualified personnel, consultants and other resources, and the success of the Year 2000 compliance efforts of others. These factors, as well as general economic and market conditions, may materially and adversely affect the market price of the Company's common shares. Because of these and other factors, past financial performance should not be considered an indicator of future performance. The forward-looking statements contained herein represent the Company's judgment as of the date of this Form 10-K, and the Company cautions readers not to place undue reliance on such statements.

The following discussion and analysis of financial condition and results of operations of the Company and its subsidiaries for the three years ended December 31, 1998 should be read in conjunction with the consolidated financial statements and notes thereto and selected statistical information appearing elsewhere in this Annual Report on Form 10-K. The information is discussed on a fully taxable equivalent basis. The financial condition and operating results of the Company essentially reflect the operations of its principal subsidiary, Merchants Bank.

RESULTS OF OPERATIONS: OVERVIEW

The Company recognized net income of $9.8 million for the year ended December 31, 1998, an increase of $1.0 million from 1997. The one-time charges and credits that influenced 1998 earnings included a $1.6 million negative provision for possible loan losses during the fourth quarter of 1998. For a more detailed discussion of the Bank's reserve for possible loan losses see "Credit Quality and Reserve for Possible Loan Losses". Conversely, the Company incurred legal and professional expenses in conjunction with a lawsuit brought by a former customer totaling $845 thousand during 1998 (See "Noninterest Income and Expenses"). An additional event affecting overall earnings during 1998 was an unscheduled contribution of $150 thousand to the Merchants Bank Foundation, a charitable organization created during the 1980s to promote community activities in Vermont.

Basic earnings per share were $2.22, $2.00 and $1.45 for the years ended December 31, 1998, 1997 and 1996, respectively. Diluted earnings per share were $2.21, $1.99 and $1.45 for the years ended December 31, 1998, 1997 and 1996, respectively. The Company declared and distributed a total of $.71 per share during 1998. In January 1999, the Company declared a dividend of $0.19 per share.

Net income as a percentage of average equity capital was 17.46%, 17.98%, and 14.44% for 1998, 1997 and 1996, respectively. The ten-year average return on equity is 7.78% at December 31, 1998. Net income as a percentage of average assets was 1.63%, 1.53%, and 1.07% in 1998, 1997 and 1996, respectively. The ten-year average return on assets is .60% at December 31, 1998.

NET INTEREST INCOME

Net interest income before the provision for possible loan losses is the difference between total interest, loan fees and investment income, and total interest expense. Total interest and dividend income decreased $135 thousand from 1997 to 1998 (.3%) and total interest expense increased by $292 thousand (1.6%), resulting in a decrease in net interest income of $427 thousand (1.4%). The overall decrease in net interest income, and resultant decrease in net interest margin is attributable to several factors. One of these is the flat yield curve and lower interest rate environment that was prevalent during 1998. Many of the Bank's longer term assets are funded with short term, or variable rate, liabilities. As the yield curve flattened over the course of 1998 loan and investment rates dropped more quickly than deposit rates. Overall average earning assets increased by $25.3 million (4.6%) from $541 million to $566 million during 1998, but the average rate earned on those assets decreased by 42 basis points from 8.92% to 8.50%. Changes in the mix of earning assets account for a portion of this change. Average investments, which generally have a lower yield than loans, grew by $23.7 million during 1998. Average loans decreased by $2.6 million during 1998, and the loan mix changed as the Bank continued its strategy to move higher risk commercial real estate loans off the balance sheet. At the same time, average interest bearing liabilities increased by $11.7 million from $446 million to $457 million (2.6%), while the average rate on those liabilities decreased by only 4 basis points, from 4.09% to 4.05%. The following table presents the condensed annual average balance sheets for 1998, 1997 and 1996. The total dollar amount of interest income from assets and the subsequent yields are calculated on a taxable equivalent basis.

                         Merchants Bancshares, Inc.
        Distribution of Assets, Liabilities and Stockholders' Equity;
                  Interest Rates and Interest Differential

                                                1998                            1997                            1996
---------------------------------------------------------------------------------------------------------------------------------
Taxable Equivalent                             Interest   Average              Interest   Average              Interest   Average
(In thousands)                      Average    Income/    Yield/    Average    Income/    Yield/    Average    Income/    Yield/
ASSETS:                             Balance    Expense     Rate     Balance    Expense     Rate     Balance    Expense     Rate
---------------------------------------------------------------------------------------------------------------------------------

Investment Securities:
  U.S. Treasury and Agencies        $165,071   $10,728     6.50%    $142,070   $ 9,443     6.65%    $117,908   $ 7,588     6.44%
  Other, Including FHLB Stock          3,098       161     5.20%       2,435       172     7.06%       2,865       148     5.17%
---------------------------------------------------------------------------------------------------------------------------------
      Total Investment Securities    168,169    10,889     6.48%     144,505     9,615     6.65%     120,773     7,736     6.41%
---------------------------------------------------------------------------------------------------------------------------------

Loans, Including Fees on Loans:
  Commercial                          67,609     7,017    10.38%      68,036     7,479    10.99%      68,783     7,281    10.59%
  Real Estate                        309,534    28,095     9.08%     311,490    29,286     9.40%     322,690    31,135     9.65%
  Consumer                            14,671     1,759    11.99%      14,763     1,763    11.94%      15,041     1,673    11.12%
---------------------------------------------------------------------------------------------------------------------------------
      Total Loans(a)(b)              391,814    36,871     9.41%     394,289    38,528     9.77%     406,514    40,089     9.86%
---------------------------------------------------------------------------------------------------------------------------------

Federal Funds Sold, Securities Sold
 Under Agreements to Repurchase
 and Interest Bearing Deposits
 with Banks                            6,143       338     5.50%       2,036       111     5.45%       5,905       315     5.33%
---------------------------------------------------------------------------------------------------------------------------------
      Total Earning Assets           566,126    48,098     8.50%     540,830    48,254     8.92%     533,192    48,140     9.03%
---------------------------------------------------------------------------------------------------------------------------------

Reserve for Possible Loan Losses     (14,790)                        (16,267)                        (15,983)
Cash and Due From Banks               21,115                          22,833                          28,907
Premises and Equipment                13,358                          14,513                          13,298
Other Assets                          17,503                          16,182                          21,446
---------------------------------------------------------------------------------------------------------------------------------
      Total Assets                  $603,312                        $578,090                        $580,860
=================================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest Bearing  Deposits:
Savings, Money Market & NOW
 Accounts                           $285,489   $ 9,175     3.21%    $265,578   $ 8,452     3.18%    $264,611   $ 8,217     3.11%
Time Deposits                        159,430     8,573     5.38%     164,437     8,864     5.39%     170,439     9,508     5.58%
---------------------------------------------------------------------------------------------------------------------------------
      Total Interest Bearing
       Deposits                      444,919    17,748     3.99%     430,015    17,316     4.03%     435,050    17,725     4.07%
---------------------------------------------------------------------------------------------------------------------------------

Federal Funds Purchased                  730        42     5.75%         906        54     5.96%         703        32     4.59%
Demand Notes Due U.S. Treasury         1,939       100     5.16%       2,463       130     5.28%       2,134       108     5.04%
Other Short-Term Borrowings            2,986       170     5.69%       5,925       307     5.18%       4,206       205     4.88%
Long-Term Debt                         6,890       470     6.82%       6,417       431     6.72%       8,925       602     6.75%
---------------------------------------------------------------------------------------------------------------------------------
      Total Interest Bearing
       Liabilities                   457,464    18,530     4.05%     445,726    18,238     4.09%     451,019    18,672     4.14%
---------------------------------------------------------------------------------------------------------------------------------

  Demand Deposits                     80,541                          75,972                          78,873
  Other Liabilities                    9,064                           7,252                           7,857
  Stockholders' Equity                56,243                          49,140                          43,111
---------------------------------------------------------------------------------------------------------------------------------
      Total Liabilities &
       Stockholders' Equity         $603,312                        $578,090                        $580,860
=================================================================================================================================
Net Interest Income(a)                         $29,568                         $30,016                         $29,468
=================================================================================================================================
Yield Spread                                               4.45%                           4.83%                           4.89%
=================================================================================================================================
NET INTEREST INCOME
 TO EARNING ASSETS                                         5.22%                           5.55%                           5.53%
=================================================================================================================================

--------------------
<Fa>  Tax exempt interest has been converted to a tax equivalent basis using the Federal tax rate of 34%.
<Fb>  Includes nonaccruing loans.

The following table sets forth, for each major category of interest earning assets and interest bearing liabilities, the dollar amounts of fully taxable equivalent interest income and interest expense and changes therein for 1998 as compared with 1997.

                         Merchants Bancshares, Inc.
     Analysis of Changes in Fully Taxable Equivalent Net Interest Income

                                                                        1998 vs 1997
-------------------------------------------------------------------------------------------------------------
                                                                                              Due to(a)
                                                                          Increase       --------------------
(In thousands)                                   1998        1997        (Decrease)      Volume        Rate
-------------------------------------------------------------------------------------------------------------
Fully Taxable Equivalent Interest Income:
  Loans(b)                                      $36,871     $38,528       $(1,657)       $ (233)     $(1,424)
  Investments                                    10,889       9,615         1,274         1,532         (258)
  Federal Funds Sold, Securities Sold Under
   Agreements to Repurchase and Interest
   Bearing Deposits with Banks                      338         111           227           226            1
-------------------------------------------------------------------------------------------------------------
      Total Interest Income                      48,098      48,254          (156)        1,525       (1,681)
-------------------------------------------------------------------------------------------------------------
Less Interest Expense:
  Savings, Money Market & NOW
   Accounts                                       9,175       8,452           723           640           83
  Time Deposits                                   8,573       8,864          (291)         (269)         (22)
  Federal Funds Purchased                            42          54           (12)          (10)          (2)
  Demand Note-U.S. Treasury                         100         130           (30)          (27)          (3)
  Debt and Other Borrowings                         640         738           (98)         (135)          37
-------------------------------------------------------------------------------------------------------------
      Total Interest Expense                     18,530      18,238           292           198           94
-------------------------------------------------------------------------------------------------------------
      Net Interest Income                       $29,568     $30,016       $  (448)       $1,327      $(1,775)
=============================================================================================================

                                                                        1997 vs 1996
-------------------------------------------------------------------------------------------------------------
                                                                                              Due to(a)
                                                                          Increase       --------------------
(In thousands)                                   1997        1996        (Decrease)      Volume        Rate
-------------------------------------------------------------------------------------------------------------
Fully Taxable Equivalent Interest Income:
  Loans(b)                                      $38,528     $40,089       $(1,561)       $    0      $(1,561)
  Investments                                     9,615       7,736         1,879           (30)       1,909
  Federal Funds Sold, Securities Sold Under
   Agreements to Repurchase and Interest
   Bearing Deposits with Banks                      111         315          (204)            -         (204)
-------------------------------------------------------------------------------------------------------------
      Total Interest Income                      48,254      48,140           114           (30)         144
-------------------------------------------------------------------------------------------------------------
Less Interest Expense:
  Savings, Money Market & NOW
   Accounts                                       8,452       8,217           235             -          235
  Time Deposits                                   8,864       9,508           644            18          662
  Federal Funds Purchased                            54          32            22             -           22
  Demand Note-U.S. Treasury                         130         108            22            12           10
  Debt and Other Borrowings                         738         807           (69)          106         (175)
-------------------------------------------------------------------------------------------------------------
      Total Interest Expense                     18,238      18,672          (434)          136         (570)
-------------------------------------------------------------------------------------------------------------
      Net Interest Income                       $30,016     $29,468       $   548        $ (167)     $   715
=============================================================================================================

--------------------
<Fa>      The dollar amount of changes in interest income and interest expense attributable to changes in rate and volume has been allocated between rate and volume based upon the changes in rates times the first year's volume and the changes in volume times the current year's rate.
<Fb>      Includes balances of non-accruing loans.
<FNote:>  Included in Interest Income are fees on loans totaling $1,570, $1,619 and $2,333 for the years ended December 31, 1998, 1997 and 1996, respectively

The Bank's fees on loans continued to decrease in 1998, decreasing $50 thousand from 1997 to 1998. This decrease is due primarily to a strategic decision made by the Bank's Asset/Liability Committee in 1996 to hold many of its originated mortgages in portfolio rather than sell them in the secondary market. The Bank has historically had a disproportionately low allocation of residential real estate mortgages in its portfolio. Management believes the retention of these credits in portfolio, while decreasing servicing revenue, will result in higher interest revenue than could be earned in the Bank's investment portfolio.

From 1996 to 1997, total interest and dividend income increased $154 thousand (0.3%) and total interest expense decreased $434 thousand (2.32%). This resulted in an increase to net interest income before provision for possible loan losses of $588 thousand (1.97%) from $29.3 million in 1996 to $29.9 million in 1997. A number of factors contributed to these changes. First, the Company's portfolio of nonperforming loans continued to decrease, from $6.7 million at year-end 1996 to $3.3 million at year-end 1997, and the Company's other real estate owned (OREO) portfolio decreased by $1.3 million from $1.9 million at year-end 1996 to $591 thousand at year-end 1997. Second, the Bank's overall loan portfolio increased by $3.2 million (0.8%), while the Bank's investment portfolio increased by $11.4 million (7.87%). Finally, deposits decreased by $2.5 million from year-end 1996 to year-end 1997 (see "Balance Sheet Analysis" for a more comprehensive discussion of changes in the balance sheet). The yield on total interest earning assets decreased from 9.03% for the year 1996 to 8.92% for the year 1997, as a result of the change in the composition of interest earning assets discussed above, and increased competition from both bank and non-bank competitors. The cost of interest bearing liabilities decreased slightly from 4.14% for the year 1996 to 4.09% for the year 1997. This decrease in cost results from the Bank's continuing strategies to encourage the movement of balances from time deposits to money market accounts and NOW accounts. The Bank's FreedomLYNX(r) accounts increased by $7.3 million over the course of 1997, at an average cost of funds of 1.76%. The combination of the changes discussed above led to a small increase in the overall net interest margin from 5.53% for the year 1996 to 5.55% for the year 1997.

RESERVE FOR POSSIBLE LOAN LOSSES

In the fourth quarter of 1998, the Bank recorded a $1.6 million credit provision for possible loan losses resulting in an overall credit provision of $1.7 million in 1998. This reduction of the loan loss reserve was primarily the result of an internal review of the Bank's loan loss reserve requirement, which considered the changing mix and improved quality of the loan portfolio, the impact of conservative underwriting standards implemented in previous periods, general economic conditions, and the resolution of a significant troubled credit. The Bank's analysis has been substantiated by a comprehensive assessment of its loan portfolio and review of its loan loss reserve requirement by its external loan review firm during the fourth quarter of 1998. For a more detailed discussion of the Bank's reserve for possible loan losses see "Credit Quality and Reserve for Possible Loan Losses".

NONINTEREST INCOME AND EXPENSES

Excluding net gains on the sale of investment securities of $44 thousand in 1998 and $784 thousand in 1997 noninterest income increased $136 thousand (1.9%) from 1997 to 1998. The increase was primarily the result of increases in Trust Company income of $275 thousand, a 16.8% increase. Service charges on deposits decreased $319 thousand during 1998, a 10.4% decrease. The decrease in service charge revenue is primarily a result of the Bank's continued FreedomLYNX(r) sales campaign. These accounts currently charge no fees to customers who have a direct deposit, a debit card or an automatic loan payment. For a limited time beginning in February 1999, as part of the Bank's 150th birthday celebration, the Bank will drop all electronic qualifications for the FreedomLYNX(r) account and offer the account free for life. Although there are generally no fees on these accounts, the average interest cost at December 31, 1998 was approximately 1.52% and the average balance maintained by the customer is higher than a regular checking account. This account is representative of a strategic decision made by the Bank to deemphasize fee income in favor of collecting low interest checking account balances which will increase margin income over time, and also encourage customers to maximize use of the Bank's technology. Fees on merchants discounts on credit cards decreased by $93 thousand (6.1%) during 1998, primarily a result of continuing decline in transaction volumes. Other noninterest income increased by $273 thousand during 1998, primarily due to the recognition of gains on the sales of certain loans of $213 thousand (see Balance Sheet Analysis).

Excluding the FDIC assistance received pursuant to the loss sharing agreement (since terminated) of $407 thousand during 1996, noninterest income decreased $1 million (11.6%) from 1996 to 1997. There were three one-time events in the two years that effected this change. First, during 1997, the Bank recognized an $840 thousand gain on an investment it had with a zero basis. Second, during 1996, the Bank recognized a net gain on the sale of a bank branch of $300 thousand, and third, during 1996, the Bank received refunds of Vermont Franchise Tax paid in prior years of $885 thousand. Trust Company revenue increased $142 thousand (9.51%) in 1997 over 1996; the result of increased marketing efforts by the Trust Company. Service charges on deposits decreased $272 thousand from 1996 to 1997 as the Bank continued to increase FreedomLYNX(r) account balances. Fees received related to merchants discounts on credit cards decreased by $159 thousand as a result of lower transaction volumes during 1997.

Noninterest expenses decreased $3.0 million (10.1%) from 1997 to 1998. A significant contributing factor being a decrease of $1.5 million (37%) in legal and professional fees, from $3.9 million for the year ended December 31, 1997 to $2.4 million for the year ended December 31, 1998. This decrease was due primarily to a decrease in expenses incurred by the Bank as it defended itself in litigation entitled "Pasquale and Vatsala Vescio, counterclaim Plaintiffs v. The Merchants Bank, Counterclaim Defendant", now pending in the United States Bankruptcy Court for the District of Vermont. For further information on this litigation see Part I, Item 3, Legal Proceedings. Losses on the disposition of fixed assets also decreased during 1998. The $961 thousand (88%) decrease was primarily a result of $400 thousand in expenses recognized during 1997 related to the Company's conversion to the Windows NT platform. Additionally, during 1997, the Bank wrote down the basis of its branch in Brattleboro, VT by $478 thousand in conjunction with the sale of the building. Substantially all of the 1998 expense is related to the Bank's conversion of its teller system to the Windows NT platform during 1998. This change will enable our front line personnel to perform a multitude of tasks and access extensive customer information without leaving their stations, increasing efficiencies and improving overall customer service. Recognizing that technology changes almost daily in the current environment, the Company has made the decision to depreciate current investments in technology based fixed assets and related software over a three year schedule. Salaries and wages increased by $752 thousand (8.7%) from 1997 to 1998. This increase is primarily attributable to the Company's incentive program. This program is designed to compensate employees based on their individual performance, as well as the performance of their divisions. The program for 1998 focused on improved efficiency and profitability for employees in the service center, and on increased growth and sales in the branches and sales division. Other noninterest expenses decreased by $895 thousand during 1998, primarily the result of a decrease in the contribution made to the Merchants Bank Foundation during 1998, from $400 thousand during 1997 to $150 thousand during 1998. Finally, during 1997, an investment held by a subsidiary of the Bank was written down by $229 thousand.

Noninterest expenses increased $1.4 million (5.17%) in 1997 from 1996, excluding losses and write-downs on Segregated Assets reimbursed by the FDIC. There were several significant nonrecurring events contributing to this increase. The first such expense was the expense recognized in conjunction with the Company's conversion to the Windows NT platform. The significant expenses recognized in conjunction with this conversion were $395 thousand in costs associated with project management and training, and $400 thousand recognized in conjunction with the retirement of certain not yet fully depreciated assets. The second significant expense during 1997 was a $478 thousand write-down of the Bank's branch in Brattleboro VT when the Bank made the decision to sell the property and lease back the portion used for a branch office. A third expense recognized during 1997 was a $400 thousand contribution to the Merchants Bank Foundation, a charitable organization established in the 1980s to support community activities in Vermont.

Another significant factor which contributed to the overall increase in noninterest expenses during 1997 was an increase of $2 million in legal and professional fees, from $1.5 million for the year ended December 31, 1996 to $3.5 million for the year ended December 31, 1997. The increase was due primarily to expenses incurred by the Bank as it defended itself in litigation entitled "Pasquale and Vatsala Vescio, counterclaim Plaintiffs v. The Merchants Bank, Counterclaim Defendant", now pending in the United States Bankruptcy Court for the District of Vermont. For further information on this litigation see Part I, Item 3, Legal Proceedings. The Bank saw a substantial decrease in its expenses associated with Other Real Estate Owned
(OREO), from $3.4 million in 1996 to $314 thousand in 1997 (90.8%). The decrease was a direct result of the decrease in the OREO portfolio from $1.9 million at year-end 1996 to $591 thousand at year-end 1997. Salaries and Wages, and associated benefits increased from $10 million for the year 1996 to $10.7 million for the year 1997 (6.7%). This increase was primarily attributable to the Company's incentive program begun in 1996.

The Company recognized $1,328 thousand in low-income housing tax credits as a reduction in the provision for income taxes during 1998 and $1,089 thousand during 1997. As of December 31, 1998, the Company has a cumulative deferred prepaid tax asset of approximately $4.3 million arising from timing differences between the Company's book and tax reporting. The prepaid tax asset is included in other assets.

BALANCE SHEET ANALYSIS

The Company's overall balance sheet grew by $51 million (8.7%) during 1998, while the Company's earning assets increased by $37.6 million (6.7%) from $548.4 million to $586 million. The investment portfolio grew by $20.4 million (13%), and the loan portfolio increased by $15.1 million (3.9%). The increase in the loan portfolio is net of sales of primarily commercial real estate loans with an aggregate book value of $15.1 million, the Bank recognized a recovery of $119 thousand and a gain of $238 thousand in conjunction with the loan sales. The changes in the composition of the Bank's loan portfolio during 1998 are shown in the following table:

                                                        As of December 31,
      Type of Loan                   1998         1997         1996         1995         1994
-----------------------------------------------------------------------------------------------
                                                          (In thousands)
      Commercial, Financial &
       Agricultural                $ 63,953     $ 73,523     $ 61,091     $ 76,925     $ 92,612
      Real Estate-Construction        8,091        8,695        3,420        9,644       21,992
      Real Estate-Commercial        170,892      181,018      203,022      225,884      235,104
      Real Estate-Residential       147,348      111,270      104,355      120,318      142,325
      Installment                    14,676       15,450       14,831       16,560      18,086
      Lease Financing                     -            -            -            -           -
      All Other Loan                    532          432          534          393         436
-----------------------------------------------------------------------------------------------
                                    $405,492    $390,388     $387,233     $449,724    $510,555
===============================================================================================

Residential real estate loans increased by $36.1 million. The Bank introduced its new RealLYNX(tm) residential real estate loan product during the first quarter of 1998. This product shortens the turnaround time on residential mortgages by requiring reduced documentation from borrowers. The introduction of this product coupled with the high volume of refinancing of home mortgages during the low interest rate environment that was prevalent during much of 1998 helped to fuel much of the growth in the residential real estate portfolio. The Bank closed a total of 783 one-to-four family residential mortgage loans totaling $59.8 million during 1998; a significant increase from the 366 loans totaling $26.7 million that closed during 1997. Substantially all of the originations in the last two years were placed in the Bank's portfolio as the Bank currently does not sell home mortgages on the secondary market. The Bank currently services $132.0 million in residential mortgage loans for other investors such as federal government agencies (FNMA and FHLMC) and for financial investors such as insurance companies and pension funds located outside Vermont.

Commercial mortgages decreased by $10.1 million during 1998. This change reflects the Bank's continuing strategy to deemphasize higher risk commercial real estate loans as it more actively pursues small business and commercial credits, as well as residential real estate loans. During 1998, the Bank remained an active participant in the U.S. Small Business Administration guaranteed loan program. 18 new SBA loans totaling $3.5 million were originated during 1998 with SBA guarantees ranging from 60% to 90%. This volume of new lending activity represents a 3% increase from that experienced in 1997. Substantially all of the SBA loans originated in 1998 have remained in portfolio. SBA guarantees are advantageous to the Bank because they reduce risk in the Bank's loan portfolio and allow the Bank to increase its commercial loan base and market share with minimal impact on capital. In 1998, the Bank's ALCO continued the strategy of holding most of its originated loans in portfolio instead of selling them on the secondary market. During 1998, the Bank originated 582 commercial and commercial real estate loans, throughout Vermont, totaling $98.2 million. This lending activity represented an increase of approximately 32% of new loan volume from that experienced in 1997. This significant increase was offset in part by amortization of the existing portfolio and the previously discussed loan sale. The sale of these performing assets was a continuation of the Bank's strategy to reduce the proportion of higher commercial real estate loans held in its portfolio.

The following table presents the distribution of the varying maturities or repricing opportunities of the loan portfolio at December 31, 1998.

                                                       Over One
                                          One Year     Through      Over Five
      Type of Loan                        Or Less      5 Years        Years        Total
      ------------------------------------------------------------------------------------
                                                           (In thousands)
      Commercial Loans, Industrial
       Revenue Bonds, Lease Financing
       and All Other Loans                $ 39,059     $ 12,664     $ 12,763      $ 64,486
      Real Estate Loans                     99,631      118,713      107,986       326,330
      Installment Loans                      3,057        4,864        6,755        14,676
      ------------------------------------------------------------------------------------
                                          $141,747     $136,241     $127,504      $405,492
      ====================================================================================

Loans maturing or repricing after one year which have predetermined interest rates totaled $262.9 million. Loans maturing or repricing after one year which have floating or adjustable interest rates totaled $1.1 million.

The Company's interest bearing liabilities increased by $36.5 million (8.2%) from $453.5 million to $480 million during 1998. This change is primarily a result of an increase in the Company's Savings, NOW and Money Market Accounts from $267 million at year end 1997 to $310 million at year end 1998. During the third quarter of the year the Bank introduced its new MoneyLYNX(tm) and CommerceLYNX(tm) money market accounts. The balances pay interest at competitive rates based on a tiered balance structure. The average cost of funds on these new balances at December 31, 1998 was 4.3%. Balances in these accounts totaled $51 million at year end 1998. Balances in the Bank's FreedomLYNX(r) accounts continue to increase, with balances of $19.8 million at December 31, 1998 versus $10.4 million at December 31, 1997. The FreedomLYNX(r) account bears interest at a slight premium to the NOW rate on balances over $1,500 and requires no minimum balance, the average cost of these funds at year end was 1.52%. The Bank's year end demand deposit balances increased by $9.3 million during 1998, a result of the overall larger customer base.

The following schedule shows the average balances of various classifications of deposits:

      (In thousands)                   1998         1997         1996
      -----------------------------------------------------------------
      Demand Deposits                $ 80,541     $ 75,972     $ 78,873
      Savings, Money Market and
       Now Accounts                   285,489      265,578      264,611
      Time Deposits $100,000 and
       Greater                         24,130       19,750       20,059
      Other Time Deposits             135,300      144,687      150,380
      -----------------------------------------------------------------
      Total Average Deposits         $525,460     $505,987     $513,923
      =================================================================

Time Deposits $100 thousand and greater at December 31, 1998 had the following schedule of maturities:

      (In thousands)
      ----------------------------------------
      Three Months or Less             $ 5,452
      Three to Six Months                3,829
      Six to Twelve Months               4,679
      Over Twelve Months                 2,113
      Over Five Years                    6,673
      ----------------------------------------
                                       $22,746
      ========================================

CREDIT QUALITY AND RESERVE FOR POSSIBLE LOAN LOSSES

Improving credit quality has been a major strategic focus of the Bank since 1994. The success of this program is evidenced by the Bank's aggressive reduction in the level of problem assets over the last three years. The following tables summarize the Bank's nonperforming assets (NPAs) as of December 31, 1994 through 1998. Nonperforming assets, as a percentage of total loans, continued to decline, reflecting continued improvements in asset quality.

(In thousands)                         1998       1997       1996       1995        1994
------------------------------------------------------------------------------------------
Nonaccrual Loans                      $2,103     $2,686     $4,091     $25,617     $32,200
Loans Past Due 90 Days or
 More and Still Accruing                 170        403        216         237         668
Restructured Loans                       320        215      2,403       1,430       5,083
------------------------------------------------------------------------------------------
      Total Nonperforming Loans:       2,593      3,304      6,710      27,284      37,951
------------------------------------------------------------------------------------------
Other Real Estate Owned                  470        591      1,925       7,772      13,231
------------------------------------------------------------------------------------------
      Total Nonperforming Assets:     $3,063     $3,895     $8,635     $35,056     $51,182
==========================================================================================
NPL to Total Loans                      0.64%      0.85%      1.70%       3.61%       3.90%
NPA to Total Loans plus OREO            0.75%      1.00%      2.20%       3.28%       1.97%
------------------------------------------------------------------------------------------

Excluded from the 1998 balances above are approximately $3.0 million of internally classified loans. Management believes that these loans have well-defined weaknesses which, if left unattended, could lead to collection problems. Management maintains an internal listing, which includes these loans, which is reviewed and updated monthly. The oversight process on these loans includes an active risk management approach. A management committee reviews the status of these loans each quarter and determines or confirms the appropriate risk rating and accrual status. The findings of this review process are instrumental in determining the adequacy of the loan loss reserve.

Discussion of 1998 Events affecting Nonperforming Assets

Historically, the Bank has worked closely with borrowers to collect obligations and pursued more vigorous collection efforts where necessary. The Bank's Credit Department and Loan Workout functions provide resources to address collection strategies for nonperforming assets.

(In thousands)                12-31-98     9-30-98     6-30-98     3-31-98     12-31-97
---------------------------------------------------------------------------------------
Nonaccrual Loans               $2,103      $4,752      $4,853      $3,700       $2,686
Loans Past Due 90 Days or
 More and Still Accruing          170         279         438         309          403
Restructured Loans                320         327         333         214          215
Other Real Estate Owned           470         818         377         599          591
---------------------------------------------------------------------------------------
      Total                    $3,063      $6,176      $6,001      $4,822       $3,895
=======================================================================================

Significant events affecting NPAs are discussed below.

Nonaccrual Loans

Nonaccrual loans declined from $2.7 million at December 31, 1997 to $2.1 million at December 31, 1998. The continued decline results from the Bank's efforts to proactively identify and resolve loans which present significant risk of loss to the Bank. As a result, during 1998, management identified approximately $6.5 million in accounts it perceived as having certain risks, which were transferred to nonaccrual status. These transfers were offset by continued resolution of nonaccrual accounts. Approximately $230 thousand in loans were returned to accrual status; principal payments of approximately $2.1 million were collected; nonaccruing loans totaling approximately $1.0 million were sold during the second and fourth quarters; and charge-offs totaling $3.8 million further decreased the balance of nonaccruing loans.

Loans Past Due 90 Days or More and Still Accruing Interest

The Bank generally places loans that become 90 or more days past due in nonaccrual status. If, in the opinion of management, the ultimate collectibility of principal and interest is assured, loans may continue to accrue interest and be left in this category. Included in this category are loans which have reached maturity and have not been renewed on a timely basis, for reasons other than financial capacity to pay. Balances of loans 90 or more days past due decreased $233 thousand from year end 1997 to year end 1998. Approximately 63% of these balances carry a guaranty from the U.S. Small Business Administration.

Restructured Loans

Restructured loans (TDRs) increased from $215 thousand at December 31, 1997 to $320 thousand at December 31, 1998.

Other Real Estate Owned

The Bank continued its success in 1998 in disposing of Other Real Estate Owned ("OREO") and continues to aggressively market remaining OREO. The balance of OREO decreased from $591 thousand at December 31, 1997 to $470 thousand at December 31, 1998. During the year, $973 thousand in loan balances were transferred to OREO, offset by sale proceeds during 1998 of $1.2 million, which included $101 thousand in gains. Of the sale proceeds, $1.0 million was derived from the sale of two properties housing operating branches of the Bank, portions of which are now leased back for branch operations purposes.

Policies and Procedures Related to the Accrual of Interest Income

The Bank normally recognizes income on earning assets on the accrual basis, which calls for the recognition of income as earned, rather than when it is collected. The Bank's policy is to classify a loan 90 days or more past due with respect to principal or interest as a nonaccruing loan, unless the ultimate collectibility of principal and interest is assured. Income accruals are suspended on all nonaccruing loans, and all previously accrued and uncollected interest is typically charged against current income. A loan remains in nonaccruing status until the factors which suggest doubtful collectibility no longer exist, the loan is liquidated, or when the loan is determined to be uncollectible and is charged off against the reserve for possible loan losses. In those cases where a nonaccruing loan is secured by real estate, the Bank can, and usually will, initiate foreclosure proceedings. The result of such action will either be to cause repayment of the loan with the proceeds of a foreclosure sale or to give the Bank possession of the collateral in order to manage a future resale of the real estate. Foreclosed property is recorded at the lower of its cost or estimated fair value, less any estimated costs to sell. Any cost in excess of the estimated fair value on the transfer date is charged to the reserve for possible loan losses, while further declines in market values are recorded as an expense in other noninterest expense in the statement of operations.

Loan Portfolio Monitoring

The Bank's Board of Directors grants each loan officer the authority to originate loans on behalf of the Bank. The Board also establishes restrictions regarding the types of loans that may be granted and the distribution of loan types within the Bank's portfolio, and sets loan authority limits for each lender. These authorized lending limits are established at least annually and are based upon the lender's knowledge and experience. Loan requests that exceed a lender's authority are referred to the Bank's credit department. All extensions of credit of $2.5 million or greater to any one borrower, or related party interest, are reviewed and approved by the Loan Committee of the Bank's Board of Directors.

Using a variety of management reports, the Bank's loan portfolio is regularly monitored by the Board of Directors and credit department. The loan portfolio as a whole, as well as individual loans, are reviewed for loan performance, creditworthiness, and strength of documentation. The Bank has hired an external loan review firm to assist in monitoring both the commercial and residential loan portfolios. Credit risk ratings are assigned to commercial loans and are routinely reviewed.

All loan officers are required to service their own loan portfolios and account relationships. As necessary, loan officers or the loan workout function takes remedial actions to assure full and timely payment of loan balances.

Reserve for Possible Loan Losses

The reserve for possible loan losses is based on management's estimate of the amount required to reflect the risks in the loan portfolio, based on circumstances and conditions known or anticipated at each reporting date. Merchants Bank reviews the adequacy of the Reserve for Possible Loan Losses ("RPLL") at least quarterly. Factors considered in evaluating the adequacy of the reserve include previous loss experience, current economic conditions and their effect on the borrowers, the performance of individual loans in relation to contract terms and estimated fair values of properties to be foreclosed. The method used in determining the amount of the RPLL is not based on maintaining a specific percentage of RPLL to total loans or total nonperforming assets. Rather, the methodology is a comprehensive analytical process of assessing the credit risk inherent in the loan portfolio. This assessment incorporates a broad range of factors, which indicate both general and specific credit risk, as well as a consistent methodology for quantifying probable credit losses. Losses are charged against the RPLL when management believes that the collectibility of principal is doubtful. To the extent management determines the level of anticipated losses in the portfolio have significantly increased or diminished, the RPLL is adjusted through current earnings. As part of the Bank's analysis of specific credit risk, detailed and extensive reviews are done on larger credits and problematic credits identified on the watched asset list, nonperforming asset listings and internal credit rating reports. Loans deemed impaired at December 31, 1998 totaled $3.9 million. Impaired loans have been allocated $400 thousand of the RPLL.

Overall, management believes that the RPLL is maintained at an adequate level, in light of historical and current factors, to reflect the level of credit risk in the loan portfolio. Loan loss experience and nonperforming asset data are presented and discussed in relation to their impact on the adequacy of the RPLL.

The following table reflects the Bank's loan loss experience and activity in the RPLL for the past five years.

       Loan Losses and Reserve for Possible Loan Losses Reconciliation
                              December 31, 1998

(In thousands)                            1998         1997         1996         1995         1994
----------------------------------------------------------------------------------------------------
Average Loans Outstanding               $391,814     $394,289     $406,514     $481,047     $514,843
RPLL Beginning of Year                    15,831       15,700       16,234       19,929       20,060
Charge-Off:
  Commercial, Lease Financing
   and all Other Loans                      (685)        (483)        (907)      (3,671)      (3,356)
  Real Estate-Construction                   (18)         (78)        (602)      (1,485)      (1,159)
  Real Estate-Mortgage                    (3,042)        (763)      (3,206)     (12,942)      (7,673)
  Installment & Credit Cards                (190)        (372)        (405)        (263)        (462)
----------------------------------------------------------------------------------------------------
      Total Loans Charged Off             (3,935)      (1,696)      (5,120)     (18,361)     (12,650)
----------------------------------------------------------------------------------------------------
Recoveries:
  Commercial, Lease Financing
   and all Other Loans                       554          615          391        1,232        1,187
  Real Estate-Construction                     -            -           63           32          400
  Real Estate-Mortgage                       451        2,996          856        1,224          769
  Installment & Credit Cards                 136           78          125           78          163
----------------------------------------------------------------------------------------------------
      Total Recoveries                     1,141        3,689        1,435        2,566        2,519
----------------------------------------------------------------------------------------------------
Net Loan Losses                           (2,794)       1,993       (3,685)     (15,795)     (10,131)
----------------------------------------------------------------------------------------------------
Provision for Possible Loan Losses:
  Charged to Operations(1)                (1,737)      (1,862)       3,150       12,100       10,000
----------------------------------------------------------------------------------------------------
RPLL End of Year                        $ 11,300     $ 15,831     $ 15,700     $ 16,234     $ 19,929
====================================================================================================
RPLL to Total Loans                         2.79%        4.06%        4.05%        3.61%        3.90%
Net Loan Losses to Average Loans            0.71%        0.51%        0.91%        3.28%        1.97%
----------------------------------------------------------------------------------------------------

<F1>  The loan loss provision is charged to operating expense. When actual losses differ from these estimates, and if adjustments are considered necessary, they are reported in operations in the periods in which they become known.

During the fourth quarter of 1998, the Bank recorded a $1.6 million credit provision for possible loan losses resulting in an overall credit provision of $1.7 million in 1998. This reduction of the RPLL was primarily the result of an internal review of the Bank's loan loss reserve requirement, which considered the changing mix and improved quality of the loan portfolio, the impact of conservative underwriting standards implemented in previous periods, general economic conditions, and the resolution of a significant troubled credit. The Bank's analysis has been substantiated by a comprehensive assessment of its loan portfolio and review of its loan loss reserve requirement by its external loan review firm during the fourth quarter of 1998. The credit provision reduced the unallocated portion of the RPLL from $5.2 million to $3.6 million. As of December 31, 1998 the Company's reserve balances and ratios were still conservatively stated with the reserve at 368% of nonperforming assets and 2.79% of total loans. The negative loan loss provision in 1997 resulted from $2.16 million of principal recovery received by the Bank during the fourth quarter of 1997 on two previously charged down credits.

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

The Company takes all appropriate measures to restore nonperforming assets to performing status or otherwise liquidate these assets in an orderly fashion so as to maximize their value to the Company. There can be no assurances that the Bank will be able to complete the disposition of nonperforming assets without incurring further losses, or that the Bank will continue to recognize substantial recoveries or credit provision for possible loan losses such as those received during 1998 and 1997.

RISK MANAGEMENT

Management and the Board of Directors are committed to sound risk management practices throughout the organization. The Company has developed and implemented a centralized risk management monitoring program. Risks associated with the Company's business activities and products are identified and measured as to probability of occurrence and impact on the Company (low, moderate or high), and the control or other activities in place to manage those risks are identified and assessed. Periodically, department-level and senior managers re-evaluate and report on the risk management processes for which they are responsible. This documented program provides management with a comprehensive framework for monitoring the Company's risk profile from a macro perspective, while also serving as a tool for assessing internal controls over financial reporting as required under the FDIC Improvement Act.

Market Risk

Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates/prices such as interest rates, foreign currency exchange rates, commodity prices, and equity prices. The Company's primary market risk exposure is interest rate risk. The ongoing monitoring and management of this risk is an important component of the Company's asset/liability management process which is governed by policies established by its Board of Directors that are reviewed and approved annually. The Board of Directors delegates responsibility for carrying out the asset/liability management policies to the Asset and Liability Management Committee ("ALCO"). In this capacity the ALCO develops guidelines and strategies impacting the Company's asset/liability management related activities based upon estimated market risk sensitivity, policy limits and overall market interest rate levels/trends.

Interest Rate Risk

Interest rate risk is the exposure to a movement in interest rates, which could affect the Company's net interest income. It is the responsibility of the Company's ALCO to manage interest rate risk which arises naturally from imbalances in repricing, maturity and/or cash flow characteristics of the Company's assets and liabilities. The ALCO is responsible for developing asset/liability management strategies and tactics, and for ensuring that the Board of Directors receives timely, accurate information regarding the Bank's interest rate risk position at least quarterly. Techniques used by the ALCO take into consideration the cash flow and repricing attributes of balance sheet and off-balance sheet items and their relation to possible changes in interest rates. The ALCO uses interest rate caps and floors to help minimize the Bank's exposure to changes in interest rates. Through the use of computerized modeling systems, and with the assistance of outside consultants, the effect on the Company's net interest income of a possible 200 basis point change in interest rates, in rising and declining scenarios, is determined and evaluated by management. The Bank has established a target range for the change in net interest income, given a 200 basis point change in interest rates, of zero to 5%. As of December 31, 1998, through the use of such computer models, the change in net interest income for the 12 months ending December 31, 1999 from the Company's expected or "most likely" forecast is as follows:

                                         Net Interest
           Rate Change                Income Sensitivity
      --------------------------------------------------
      Up 200 basis points                  (1.34)%
      Down 200 basis points                 2.94%
      --------------------------------------------------

The preceding sensitivity analysis does not represent a Company forecast and should not be relied upon as being indicative of expected operating results. These hypothetical estimates are based upon numerous assumptions including: the nature and timing of interest rate levels including yield curve shape, prepayments on loans and securities, deposit run-off rates, pricing decisions on loans and deposits, reinvestment/replacement of asset and liability cash flows, and others. While assumptions are developed based upon current economic and local market conditions, the Company cannot make any assurances as to the predictive nature of these assumptions including how customer preferences or competitor influences might change.

Also, as market conditions vary from those assumed in the sensitivity analysis, actual results will also differ due to: prepayment/refinancing levels likely deviating from those assumed, the varying impact of interest change caps or floors on adjustable rate assets, the potential effect of changes in debt service levels of customers with adjustable rate loans, depositor early withdrawals and product preference changes, and other internal/external variables. Furthermore, the sensitivity analysis does not reflect all actions that ALCO might take in responding to or anticipating changes in interest rates.

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

The Company has entered into interest rate cap and floor contracts to mitigate the effects on net interest income in the event interest rates on variable rate deposits rise or rates on variable rate loans decline. The notional principal amounts of contracts outstanding were $80 million, the amortized cost of such contracts was $302 thousand and the fair value of the contracts was $280 thousand as of December 31, 1998. The Company will receive payments under these contracts in the event of specified changes in certain interest rates. As of December 31, 1998 interest rate floors with a notional amount of $30 million were in the money. Payments were received in 1999.

The Company's interest rate sensitivity gap ("gap") is pictured below. Gap is defined as the difference between assets and liabilities repricing or maturing within specified periods. An asset-sensitive position (positive gap) indicates that there are more rate-sensitive assets than rate-sensitive liabilities repricing or maturing within a specified time period, which would imply a favorable impact on net interest income during periods of rising interest rates. Conversely, a liability-sensitive position (negative gap) generally implies a favorable impact on net interest income during periods of falling interest rates. The Company's gap presentation may not reflect the degrees to which interest earning assets and interest bearing deposits respond to changes in market interest rates.

                                                                 Repricing Date
--------------------------------------------------------------------------------------------------------
                                          One Day      Over Six      One Year
                                          To Six       Months To     To Five      Over Five
(In thousands)                            Months       One Year      Years          Years        Total
--------------------------------------------------------------------------------------------------------
Assets
  Loans                                  $ 106,571     $ 57,410      $186,070     $ 44,141      $394,192
  Mortgage Backed Securities                18,595       15,757        50,641       40,142       125,135
  US Treasury & Agency Securities           14,978          200        25,797        5,230        46,205
  Other Securities                           3,883          306         2,561        1,543         8,293
  Other Assets                               2,000            -             -       59,048        61,048
--------------------------------------------------------------------------------------------------------
Total Assets                             $ 146,027     $ 73,673      $265,069     $150,104      $634,873
========================================================================================================
Liabilities and Stockholders' Equity
  Noninterest-bearing Deposits                   -            -             -     $ 85,998      $ 85,998
  Interest-bearing Deposits              $ 238,150     $ 54,290      $165,351        6,673       464,464
  Borrowed Funds                             9,283            -             -        6,409        15,692
  Other Liabilities                              -            -             -        7,890         7,890
  Stockholders' Equity                           -            -             -       60,829        60,829
--------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders'
 Equity                                  $ 247,433     $ 54,290      $165,351     $167,799      $634,873
========================================================================================================
Cumulative Gap                           $(101,406)    $(82,023)     $ 17,695
Gap as a % of Total Earning Assets          (17.30)%     (13.99)%        3.02%
--------------------------------------------------------------------------------------------------------

Based on historical experience and the Bank's internal repricing policies, it is the Bank's practice to present repricing of statement savings, savings deposits and NOW account balances in the "one to five year" category. The Bank's experience has shown that the rates on these deposits tend to be less rate-sensitive than other types of deposits.

Credit Risk

A network of loan officers manages credit risk, with review by the Bank's Credit Department and oversight by the Board of Directors. The Board of Directors grants each loan officer the authority to originate loans on behalf of the Bank and establishes policies regarding loan portfolio diversification and loan officer lending limits. The Bank's loan portfolio is continuously monitored, through the use of a variety of management reports and with the assistance of an external loan review firm, for performance, creditworthiness and strength of documentation. Credit ratings are assigned to commercial loans and are routinely reviewed. When necessary, loan officers or the loan workout function take remedial actions to assure full and timely payment of loan balances. The Bank's policy is to discontinue the accrual of interest on loans when scheduled payments become contractually past due 90 or more days and the ultimate collectibility of principal or interest becomes doubtful. Credit card balances 90 or more days past due are charged off and consumer installment loans are charged off when they reach 120 days past due.

Liquidity and Capital Resource Management

Liquidity, as it pertains to banking, can be defined as the ability to generate cash in the most economical way to satisfy loan and deposit withdrawal demand, and to meet other business opportunities that require cash. Sources of liquidity for banks include short-term liquid assets, cash generated from loan repayments and amortization, borrowing, deposit generation and earnings. The Merchants Bank has a number of sources of liquid funds, including $20 million in available Federal Funds lines of credit at year-end 1998; an overnight line of credit with the Federal Home Loan Bank ("FHLB") of $15 million; an estimated additional borrowing capacity with the FHLB of $48 million; and the ability to borrow $100 million through the use of repurchase agreements, collateralized by the Bank's investments, with certain approved counterparties. Additionally, the Bank's investment portfolio is actively managed by the ALCO and is a strong source of cash flow for the Bank. The portfolio is fairly liquid, with a weighted average life of 5 years, and is available to be used as a source of funds, if needed.

YEAR 2000

Introduction: The Company, like most users of computers, computer software, and equipment utilizing computer software, faces a critical challenge regarding the Year 2000 date change. The Year 2000 issue, which is common to most corporations, and especially important to banks, concerns the inability of information systems, primarily computer software programs, to properly recognize and process date sensitive information as the Year 2000 approaches. If not corrected, many computer applications could fail or create inaccurate results. The bank regulatory agencies which regulate the conduct of the Company, the Bank and the Trust Company, through the auspices of the Federal Financial Institutions Examination Council (FFIEC) have issued compliance guidelines requiring financial institutions to develop and implement plans to address the Year 2000 issue. During the past fifteen months, the Company has devoted substantial time and resources toward ensuring that the Company's and its subsidiaries' operations will not be adversely impacted by the pending date change. The Bank's primary regulator, the Federal Deposit Insurance Corporation, has been monitoring, and continues to monitor, the Bank's planning and implementation process on a regular basis. The Company has also contracted with a national accounting firm to perform an independent review of the Company's Year 2000 preparations. These reviews commenced during the fourth quarter of 1998 and will continue into 1999. The Company's management remains committed to the continued deployment of the necessary internal and external resources toward addressing the Year 2000 issue.

State of Readiness: As required by the Company's and its subsidiaries' regulatory agencies, the Company, through its Year 2000 Committee (the Committee), has developed a Year 2000 compliance plan. The Company's plan addresses the five basic phases of achieving Year 2000 compliance; (i) project management, (ii) awareness, (iii) assessment, (iv) testing and (v) renovation and implementation. Project management began in the middle of 1997 as the Committee was formed. Since its formation, the Committee has met on a regular basis to discuss and plan the specific actions that the Company, the Bank and the Trust Company need to take to verify that the Company and its subsidiaries will be prepared for the date change. In addition, the Company has developed a strategy to ensure that its software vendors are also taking steps to address the Year 2000 date change. The Committee is comprised of senior executive officers of the Company, the Bank and the Trust Company. The Committee is chaired by the Bank's Senior Operations Officer, and includes the Company's Chief Financial Officer, the Bank's Chief Auditor/Risk Management Officer, the Bank's Information Systems Manager, the Bank's Credit Manager, the Bank's Deposit Operations Manager, a Trust Company Officer and the Bank's Facilities/Administration Manager. The Committee provides progress reports to the Company's senior management and reports at least quarterly to the Company's Board of Directors.

Through the Committee, the Company has also taken steps to promote awareness of the Year 2000 issue throughout its entire organization. In addition, the Company has sought to raise the awareness of its vendors, service providers and larger borrowing customers as to the Year 2000 issue in light of the critical role these entities play in the operations of the Company. The Committee has contacted each of these entities and requested a Year 2000 plan and testing information. The Company has received responses from more than 98% of its vendors and service providers. The majority (92%) of the Company's significant borrowers have also responded. The Committee intends to follow-up with these customers throughout the next year and into the Year 2000.

Assessment is the process of identifying all mission-critical applications that could be adversely affected by the date change. The Company's assessment phase is substantially complete. Throughout its history, independent of Year 2000 issues, the Company has sought to purchase its critical core hardware and software from vendors who it perceives as having strong reputations as leading financial industry service providers. The Company has received and installed Year 2000 compliant software upgrades from all mission critical vendors. Substantial progress has been made with respect to the fourth phase of the Company's Year 2000 plan, testing. Testing of the Company's core computer and peripheral equipment infrastructure has been successfully completed and substantial progress has been made in the testing of the infrastructure of the Company's personal computer desktop network. Testing of mission critical customer accounting software applications has begun and is targeted for completion in advance of the FFIEC suggested testing completion date. All other systems and applications have been scheduled for testing prior to September 30, 1999. In the Plan, each of these non-mission critical systems has an established target date by which steps must be taken to replace any non-compliant systems. The Company is confident that all tests will be completed in advance of those target dates.

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

Costs to Address the Year 2000 Issue: The total financial costs associated with the Year 2000 problem cannot be predicted at this time with absolute certainty. As may be expected, the Committee currently estimates that there will be costs associated with replacing certain non-compliant software and/or hardware. The Company has hired a full-time project coordinator to oversee the testing phase of the Year 2000 project. Although no other staff additions are currently planned, the Committee estimates that approximately 30-35 people (about 10% of our staff) are spending some portion of their time working on the Year 2000 project. Additionally, the Company has hired a third party to evaluate the Bank's loan loss reserve adequacy in light of Year 2000 concerns. At this time, the Company does not anticipate a need for any additional loan loss provision related specifically to Year 2000 risks. The Company plans to replace many of the Bank's ATMs as well as upgrade certain software and equipment. Management had approved the replacement of the ATMs prior to Year 2000 budget planning since most were 15 to 20 years old. Out of the total estimated $1.22 million in capital costs $862 thousand is budgeted to upgrade the ATM network. The Bank has spent $680 thousand for ATM and other Year 2000 upgrades in 1998. These costs have been, and when incurred in the future will be, capitalized and depreciated over the estimated useful lives of the assets, as such assets represent replacement of existing equipment, which are not mainly being remediated for Year 2000. Direct (non-capital expenditures) Year 2000 expenses incurred year-to-date total approximately $163 thousand and have been charged to expense as incurred. Additional expenses related to the project are currently estimated to be $230 thousand and will be charged to expense as incurred.

Risks of Year 2000 Issues: The Year 2000 issue presents potential risks to the Company, its subsidiaries and their operations. As stated above, the Company purchases substantially all of its technology applications from third parties that face the same Year 2000 challenge as the Company. Thus, the Company's operations could be adversely affected if the operations of these third parties are adversely affected by the Year 2000 issue. Most significantly, the Company faces risks that are specific to the business of banking. Included among these risks is the risk that the Year 2000 date change may result in the inability to process and underwrite loan applications, to credit deposits and withdrawals from customer accounts, to credit loan payments or track delinquencies, to properly reconcile and record daily activity or to engage in similar normal banking activities. Additionally, if the Bank's commercial loan customers are not Year 2000 compliant and suffer adverse effects with respect to their own operations, their ability to meet their obligations to the Bank could be adversely affected. Furthermore, as a commercial bank, the Bank could potentially experience deposit run-off prior to the Year 2000 date change as a result of customer concern about the potential availability of their funds or a change in interest rates. Moreover, to the extent that the risks posed by the Year 2000 problem are pervasive in data processing and transmission and communications services worldwide, the Company cannot predict with any certainty that its operations will remain materially unaffected after January 1, 2000 or on dates preceding this date at which time post-January 1, 2000 dates become significant within the Bank's systems. Finally, to the extent that certain utility and communication services used by the Company face Year 2000 problems, the Company's operations could be disrupted.

Contingency Plans: In light of these risks and uncertainties, the Company has developed and will continue to monitor contingency plans to mitigate the risks associated with the Year 2000 date change and to provide a business continuity strategy. The Company has developed these plans through building on its internal Disaster Recovery/Contingency plans, which were updated during the second quarter of 1998. This planning effort included a Business Impact Analysis relating to mission critical systems and is the foundation documentation that was used to finalize the Year 2000 mission critical service provider Contingency plans.

CAPITAL RESOURCES

Capital growth is essential to support deposit and asset growth and to ensure the strength and safety of the Company. Net income increased the Company's capital by $9.8 million in 1998, $8.8 million in 1997, and $6.2 million in 1996.

The Bank and the Company are subject to various regulatory capital requirements administered by banking regulatory agencies. To be considered adequately capitalized under the regulatory framework for prompt corrective action, the Bank and the Company must maintain minimum Tier-1 Leverage, Tier-1 Risk-Based and Total Risk-Based Capital. The Bank and the Company were above all regulatory minimums and considered well capitalized by the regulators at December 31, 1998. The ratios for the Company are set forth below:

                                                                Minimum to be
                                                               Well-Capitalized
                                                               Under Regulatory
      (In thousands)                Amount      Percentage        Guidelines
      -------------------------------------------------------------------------
      Tier-1 Risk-Based Capital     $58,677       14.45%             6.0%
      Total Risk-Based Capital       63,747       15.69%            10.0%
      Tier-1 Leverage Capital        58,677        9.49%             5.0%
      -------------------------------------------------------------------------

During the third quarter of 1998 the Company's Board of Directors approved a stock repurchase program. Under the program the Company is authorized to repurchase, through September 4, 1999, up to $2.2 million of its own securities, approximately 2% of outstanding shares at that time. As of December 31, 1998 the Company had purchased 40,000 shares of stock on the open market, at a total cost of $960 thousand.

In July 1998, the Emerging Issues Task Force ("EITF") issued guidance on Issue No. 97-14, "Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested" (the "Guidance"). This Guidance establishes standards for reporting and accounting for certain deferred compensation agreements the Company and certain directors of the Company. This Guidance requires that the deferred compensation obligation be classified in the "Stockholders' Equity" section of the balance sheets. These amounts were previously classified as other liabilities in the "Liabilities" section of the Balance Sheets. The Company adopted this guidance prospectively on September 30, 1998 and on that date reclassified deferred compensation obligations totaling $2.13 million into the Stockholders' Equity section of the balance sheet as required.

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

FORM 10-K

The following is a copy, except for the exhibits, of the Annual Report of Merchants Bancshares, Inc. (the "Company") on Form 10-K for the year ended December 31, 1998, filed with the Securities and Exchange Commission (the "Commission").

Certain information included herein is incorporated by reference from the Company's 1998 Annual Report to Shareholders ("Annual Report") as indicated below. Except for those portions of the Annual Report which are expressly incorporated herein by reference, the Annual Report is not to be deemed filed with the Commission. The Annual Report and Form 10-K have not been approved or disapproved by the Commission, nor has the Commission passed upon the accuracy or adequacy of the same.

                              TABLE OF CONTENTS

Part I                                                                                           Page Reference
---------------------------------------------------------------------------------------------------------------
Item 1-Business                                                                                      51-56
Item 2-Properties                                                                                    56-57
Item 3-Legal Proceedings                                                                             57-58
Item 4-Submission of Matters to a Vote of Security Holders                                            58

Part II
---------------------------------------------------------------------------------------------------------------
Item 5-Market for Registrant's Common Equity and Related Stockholder Matters                          59
Item 6-Selected Financial Data                                                                        59
Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations         33-49
Item 7a-Quantitative and Qualitative Disclosures about Market Risk                                   44-46
Item 8-Financial Statements and Supplementary Data                                                    3-32
Item 9-Changes in and Disagreements with Accountants on Accounting and Financial Disclosures          61

Part III *
---------------------------------------------------------------------------------------------------------------
Item 10-Directors and Executive Officers of the Registrant                                            61
Item 11-Executive Compensation                                                                        61
Item 12-Security Ownership of Certain Beneficial Owners and Management                                61
Item 13-Certain Relationships and Related Party Transactions                                          61

Part IV **
---------------------------------------------------------------------------------------------------------------
Item 14-Exhibits, Financial Statement Schedules, and Reports on Form 8-K                             61-63
Signatures                                                                                            64

--------------------
<F*>  The information required by Part III is incorporated herein by reference from the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 20, 1999.
<F**> A list of exhibits in the Form 10-K is set forth on the Exhibit Index included in the Form 10-K filed with the Commission and incorporated herein by reference. Copies of any exhibit to the Form 10-K may be obtained from the Company by contacting Shareholder Communications, Merchants Bancshares, Inc., P.O. Box 1009, Burlington, VT 05402. All financial statement schedules are omitted since the required information is included in the consolidated financial statements of the Company and notes thereto in the Annual Report.

                                   PART I

ITEM 1-BUSINESS

Merchants Bancshares, Inc. (the "Company") is a bank holding company originally organized under Vermont law in 1983 for the purposes of owning all of the outstanding capital stock of Merchants Bank (the "Bank") and providing greater flexibility in helping the Bank achieve its business objectives. Merchants Bank, which is the Company's primary subsidiary, is a Vermont commercial bank with 33 full-service offices.

Merchants Bank was organized in 1849 and assumed a national bank charter in 1865, becoming The Merchants National Bank of Burlington, Vermont. On September 6, 1974, the Bank converted its national charter to a Vermont state commercial bank charter, adopting its current name, Merchants Bank. Since 1971, the Bank has acquired by merger seven Vermont banking institutions, and acquired the deposits of two other Vermont banks. As of December 31, 1998 the Bank operated one of the largest commercial banking operations in Vermont, with deposits totaling $550 million, loans of $405 million, and total assets of $635 million, on a consolidated basis.

The Bank designs its products to provide customers a clear alternative to the local, regional and national financial service providers. The Bank's simplified LYNX product line was developed using the image of the lynx feline to connote speed and agility. Lynx also implies that a customer's accounts can be linked together to provide a comprehensive approach to their financial needs. The Bank's products have all been designed to be easy for the customer to understand and for the Bank's staff to deliver.

Merchants Trust Company (the "Trust Company"), a wholly owned subsidiary of the Bank, is a Vermont corporation chartered in 1870 for the purpose of offering fiduciary services including estate settlement, testamentary trust, guardianship, agency, intervivos trust and employee benefit plan services. The Trust Company also operates a discount brokerage office through Olde Discount Corporation, enabling investors to purchase or sell stocks and bonds on a discounted commission schedule. As of December 31, 1998, the Trust Company had fiduciary responsibilities for assets having a market value in excess of $334 million, of which more than $207 million constituted managed assets. Total revenue of the Trust Company for 1998 was $1,910 thousand; total expenses were $1,118 thousand resulting in pretax net income of $877 thousand for the year. This net income is included in the consolidated tax return of its parent company, the Merchants Bank.

Merchants Properties, Inc., a wholly owned subsidiary of the Company, was organized for the purpose of developing and owning affordable rental housing units throughout the state of Vermont. As of December 31, 1998, Merchants Properties, Inc. owned one development located in Enosburg, Vermont, consisting of a 24-unit low-income family rental housing project. Total assets of this Merchants Properties, Inc. at December 31, 1998 were $1.2 million.

RETAIL SERVICES

The Bank offers a variety of consumer financial products and services designed to satisfy the deposit and loan needs of its retail customers. The Bank's retail products include interest-bearing and noninterest-bearing checking accounts, money market accounts, club accounts, and short-term and long-term certificates of deposit. The Bank also offers customary check collection services, wire transfers, safe deposit box rentals, and automated teller machine (ATM) cards and services.

In 1997, the Bank extended its commitment to automation by introducing a debit card and by expanding its automated overdraft protection. Using the BankLYNX[SM] Check Card, in addition to standard ATM transactions, customers can pay for purchases at locations that accept VISA and can also use the card for standard ATM transactions. With expanded automated overdraft protection, customers can use a savings account and/or a home equity line of credit as overdraft protection for a checking account. The customer may choose either or both accounts to cover overdrafts.

During 1998 the Bank converted all of its passbook savings account to statement savings accounts and introduced its MoneyLYNX[TM] Money Market Account as its primary savings vehicle. MoneyLYNX[TM] pays interest at tiered levels beginning with the first dollar in the account, and charges fees only under limited circumstances. Passbook savings accounts and statement savings accounts are no longer offered as new accounts.

FreedomLYNX[R] checking is available with no service charges to customers who have, at least monthly, an automatic deposit to the account or an automatic debit from the account to pay a Merchants Bank loan and to customers who qualify for a BankLYNX[SM] Check Card or who use PhoneLYNX[SM] or PCLYNX[R] Bill Payment Services. The account pays interest on higher balances with a tiered rate structure. No minimum balance is required. During 1999, to celebrate its 150th anniversary, the Bank will drop all electronic qualifications for the FreedomLYNX[R] account and offer the account free for life. This offer will begin on February 15 and ends on May 28. All existing FreedomLYNX[R] accounts will be converted to Free for Life on February 15. The Bank continues to offer Bottom Line Checking, an account that provides for a flat service charge up to a maximum number of checks.

The Bank continues to offer ATM cards, debit cards, ATF (automatic transfer of funds) to cover overdrafts, EFT (electronic funds transfer) to automate transfers between accounts, PCLYNX[R] bill payment services and the PhoneLYNX[SM] telephone banking system. In 1999, the Bank plans to expand its automated services by introducing a retail home banking system through the Internet.

The Bank continues to provide strong customer service. Each of the Bank's 33 full-service branch offices is led by a branch president or manager who has consumer lending authority for the full range of retail credit services. Additionally, the Bank has 35 ATM locations throughout Vermont, and maintains a customer call center with expanded hours of operation.

COMMERCIAL SERVICES

Branch presidents are being given small business lending authority up to a prescribed limit. The eleven corporate banking officers and eight corporate banking administrators provide commercial credit services throughout the state of Vermont to customers requiring business credit above the prescribed authorities of the branch presidents.

In late 1998 the Bank developed a revitalized approach to small business markets in the state of Vermont. The retail branch network services approximately 75% of the commercial customers of the Bank. The Bank's Corporate Sales staff services the balance, primarily larger enterprises. Small business customers are being introduced to the Bank's new CommerceLYNX[TM] program. CommerceLYNX[TM] is a package of business banking services, including low cost electronic checking, investment accounts, streamlined credit application, and small business "Health Check". The Bank's philosophy of simplifying product offerings and minimizing fees has been applied to this program. Branch presidents are trained to offer this service, leading with the introduction of small business financing options and the value of utilizing the efficient transaction accounts. CommerceLYNX[TM] will be tested in 1999 in 10 pilot markets throughout the state. A dedicated Sales Manager will advance the program for more pervasive introduction throughout the state in the year 2000.

The Bank offers a variety of commercial checking accounts. Commercial Checking uses an earnings credit rate to help offset service charges. Small Business Checking is designed for the smaller business carrying lower balances and reduced account activity. Investment opportunities are available to businesses in the form of savings accounts and money market accounts. The Bank's cash management services provide additional investment opportunities through the Cash Sweep Program. Other cash management services include funds concentration. The Bank offers on-line banking services through PCLYNX[R] Corporate and PCLYNX[R] Small Business. These products allow businesses to view their account histories, order stop payments, transfer between accounts, transmit ACH batches and order both domestic and foreign wire transfers.

Other miscellaneous commercial banking services include night depository, coin and currency handling, lockbox and balance reporting services. Employee benefits management and related fiduciary services are available through the Trust Company.

TYPES OF CREDIT OFFERINGS

Consumer Loans:
---------------

Financing is provided for new or used automobiles, boats, airplanes, recreational vehicles and new mobile homes. Home improvement and home equity lines of credit, Master Card credit cards and various collateral loans and personal loans are also available.

Real Estate Loans:
------------------

Financing is available for one-to-four-family residential mortgages; multifamily mortgages; residential construction; mortgages for seasonal dwellings; and commercial real estate mortgages. The Bank offers both fixed rate and adjustable rate mortgages for residential properties. The Bank closed over 750 mortgages in 1998 with an average loan of approximately $76 thousand and a term of approximately 15 years. The process and the product have been streamlined to make the product easier to use and simpler for our 33 branch presidents to deliver.

Commercial Loans:
-----------------

Financing for business inventory, accounts receivable, fixed assets, lines of credit for working capital, community development, irrevocable letters of credit, business credit cards and U.S. Small Business Administration loans are available.

COMPETITION

The Bank competes for deposit and loan business with numerous other commercial and savings banks, savings and loan associations, credit unions, and other non-bank financial providers. As of December 31, 1998, there were more than 25 state and national banking institutions operating in Vermont. In addition, the number of other non-bank financial service providers competing in Vermont has increased dramatically. As a bank holding company and state-chartered bank, respectively, the Company and the Bank are subject to extensive regulation and supervision, including, in many cases, regulation that limits the type and scope of their activities. These non-financial institutions which compete with the Company and the Bank are not subject to such extensive regulation and supervision. Competition from nationwide banks, as well as local institutions continues to be aggressive

At year-end 1998, the Bank was one of the largest state chartered banks in Vermont, enjoying a strong competitive franchise within the state, with 33 banking offices as identified in Item 2 (A).

Consolidation within the overall banking industry nationally continues to change the competitive environment in which we operate. Locally, the proposed merger between the Chittenden Bank and Vermont National Bank will consolidate two of the state's largest banks.. However, there may be opportunities for business development by the Bank in shared market communities as a result of the continued consolidation in the banking industry.

No material part of the Bank's business is dependent upon one, or a few, customers, or upon a particular market segment, the loss of which would have a materially adverse impact on the operations of the Bank.

NUMBER OF EMPLOYEES

As of December 31, 1998, the Company had three officers: Joseph L. Boutin, President and Chief Executive Officer; Janet Spitler, Treasurer; and Jennifer L. Varin, Secretary. No officer of the Company is on a salary basis.

As of December 31, 1998, the Bank employed 220 full-time and 47 part-time employees, representing a full-time equivalent complement of 246 employees; the Merchants Trust Company employed 14 full-time employees. The Bank and the Trust Company maintain comprehensive employee benefits programs which provide major medical insurance, hospitalization, dental insurance, long-term and short-term disability insurance, life insurance and a 401(k) Employee Stock Ownership Plan.

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

The Company is required by the BHCA to file with the Federal Reserve Board an annual report and such additional reports as the Federal Reserve Board may require. The Federal Reserve Board also makes periodic inspections of the Company and its subsidiaries. The BHCA requires every bank holding company to obtain the prior approval of the Federal Reserve Board before it may acquire substantially all of the assets of any bank, or ownership or control of any voting shares of a bank, if, after such acquisition, it would own or control, directly or indirectly, more than 5% of the voting shares of such bank. Additionally, as a bank holding company, the Company is prohibited from acquiring ownership or control of 5% or more of any company not a bank or from engaging in activities other than banking or controlling banks except where the Federal Reserve Board has determined that such activities are so closely related to banking as to be a "proper incident thereto."

Dividends

General. The Company is a legal entity separate and distinct from the Bank and its other non-bank subsidiaries. The revenue of the Company (on a parent company only basis) is derived primarily from interest and dividends paid to the corporation by its subsidiaries. The right of the Company, and consequently the right of stockholders of the Company, to participate in any distribution of the assets or earnings of any subsidiary through the payment of such dividends or otherwise is necessarily subject to the prior claims of creditors of the subsidiary (including depositors, in the case of banking subsidiaries), except to the extent that certain claims of the Company in a creditor capacity may be recognized.

The payment of dividends by the Company is determined by its board of directors based on the consolidated Company's liquidity, asset quality profile, capital adequacy, and recent earnings history, as well as economic conditions and other factors, including applicable government regulations and policies and the amount of dividends payable to the Company by its subsidiaries.

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

ITEM 2-PROPERTIES

A.  SCHEDULE OF BANKING OFFICES BY LOCATION

Merchants Bank operates thirty-three banking facilities as indicated in Schedule A below. Administrative offices and the operations data processing center are located at 275 Kennedy Drive, South Burlington, Vermont.


      Barre                105 North Main Street(2)              Branch office

      Bennington           406 Main Street, Putnam Square(2)     Branch office

      North Bennington     5 Bank Street                         Branch office

      Bradford             1 Main Street(2)                      Branch office

      Brattleboro          205 Main Street(2)                    Branch office

      Bristol              15 West Street                        Branch office

      Burlington           164 College Street                    Merchants Trust Company
                                                                 Corporate Offices
                           172 College Street                    Branch office
                           1014 North Avenue                     Branch office

      Colchester           22 Bissette Drive(2)                  Branch office

      Enosburg             371 Main Street                       Branch office

      Essex Junction       54 Pearl Street                       Branch office

      Fair Haven           97 Main Street                        Branch office

      Fairlee              501 U.S. Route 5 North(2)             Branch office

      Groton               258 Scott Highway                     Branch office

      Hardwick             84 VT Route 15 West                   Branch office

      Hinesburg            26 Ballards Corner                    Branch office

      Jericho              205 VT Route 15                       Branch office

      Johnson              103 Lower Main Street                 Branch office

      Manchester Center    4996 Main Street                      Branch office

      Newbury              4976 Main Street South                Branch office

      Northfield           70 Depot Square(2)                    Branch office

      St. Johnsbury        481 Portland Street                   Branch office

      South Burlington     50 White Street                       Branch office
                           929 Shelburne Road(1)                 Branch office
                           275 Kennedy Drive                     Service Center

      South Hero           301 Route 2                           Branch office

      Springfield          2 Chester Road, Suite 15(2)           Branch office

      East Thetford        332 Route 113(2)                      Branch office

      Vergennes            25 Monkton Road                       Branch office

      Wallingford          137B North Main Street(2)             Branch office

      Wilmington           24 West Main Street                   Branch office

      Windsor              160 Main Street                       Branch office

      Winooski             364 Main Street                       Branch office

--------------------
<F1>  Facilities owned by the Bank are located on leased land.
<F2>  Facilities located on leased land with improvements also leased.

ITEM 3-LEGAL PROCEEDINGS

The Bank is a counterclaim defendant in a litigation entitled "Pasquale and Vatsala Vescio, Counterclaim Plaintiffs v. The Merchants Bank, Counterclaim Defendant", now pending in the United States Bankruptcy Court for the District of Vermont.

In this litigation, the Vescios have made a number of "lender liability" claims dealing with a commercial development known as Brattleboro West in Brattleboro, Vermont. The pending litigation arose out of a suit to foreclose on several real estate mortgages and personal property originally delivered to the Bank as collateral by the Vescios in connection with the financing of a supermarket in the Brattleboro West project and various other projects.

Among other things, the Vescios have alleged that the Bank or its representatives violated supposed oral promises in connection with the origination and funding of the financing, and have claimed that the Bank is liable to them for damages based on the Bank's supposed "control" of the project and its alleged breach of covenants of "good faith" which the plaintiffs believe are to be implied from the loan documents. In addition, the plaintiffs have contended that the Bank breached a duty of care they believe it owed to them, and have claimed that the Bank should not have exercised its contract rights when the loan went into default, but should have worked out the default in a way that was more favorable to the borrowers. Trial concluded in United States Bankruptcy Court in November 1998. Although it is not possible at this stage to predict the outcome of this litigation, the Bank believes that it has meritorious defenses to the plaintiffs' allegations. The Bank intends to vigorously defend itself against these claims.

The Company, the Bank, the Trust Company (the "Companies") and certain of their directors are defendants in a lawsuit filed in November of 1994 (the "Vermont Proceedings"). The Vermont Proceedings arose from certain investments managed for Trust company customers and placed in the Piper Jaffray Institutional Government Income Portfolio (the "Portfolio"). In December of 1994, the Companies made payments to the Trust Company customers in amounts that the Companies believed reimbursed those customers fully for Portfolio losses. The United States District Court for the District of Vermont has dismissed the Plaintiff's claims in the Vermont Proceedings with prejudice, as moot, and ordered payment of approximately $99,000 in attorney's fees. The Plaintiff and his attorneys appealed those District Court orders to the Second Circuit Court of Appeals, and the Companies appealed on certain limited issues. By Order dated January 28, 1999 the Second Circuit Court affirmed those District Court orders in all material respects and remanded the case to the District Court with instructions to clarify whether the dismissal of the claims as moot was to be with prejudice. Still pending before the Second Circuit is a separate appeal from the District Court's denial of Plaintiff's requests for sanctions and other relief based on asserted improprieties in the defense of the litigation. The Companies believe the Plaintiff's assertions in that regard are groundless and will continue to seek denial of Plaintiff's requests.

The Companies have separately pursued claims against others on account of the losses suffered as a result of the investments in the Portfolio. Claims against Piper Jaffray Companies, Inc. were joined with the claims of others in a class action in the United States District Court for the District of Minnesota (the "Minnesota Proceedings"). The Minnesota Proceedings were settled by the parties and in February of 1997 the District Court ordered the net share of the settlement proceeds attributable to the Trust Company's investments to be paid to the Trust Company, starting approximately 60 days after the Court's order becomes final, except to the extent, if at all, any other court with jurisdiction has sooner given leave for some or all of those payments to be deposited with such other court pursuant to applicable rules. The attorneys representing the Plaintiff in the Vermont Proceedings and also representing, in the Minnesota Proceedings, the beneficiaries of four other Trust Company accounts, appealed that order to the Eighth Circuit Court of Appeals. By Per Curiam decision filed July 25, 1998, the Eighth Circuit denied that appeal. The attorneys for the Plaintiffs have filed a petition for certiorari to the United States Supreme Court, which has not yet acted upon it. The same attorneys also have announced an intention to initiate separate proceedings to seek to intercept at least a portion of any payments coming from the Minnesota Proceedings, in order to seek to deprive the Companies of at least a portion of the reimbursement that otherwise could be available. Any recovery by the Companies from the Minnesota Proceedings is subject to the terms of an agreement between the Companies and their insurance carrier, which reimbursed the Companies, in part, for the December, 1994 payments.

The Company and certain of its subsidiaries have been named as defendants in various legal proceedings arising from their normal business activities. Although the amount of any ultimate liability with respect to such proceedings cannot be determined, in the opinion of management, based upon the opinion of counsel on the outcome of such proceedings, any such liability will not have a material effect on the consolidated financial position of the Company and its subsidiaries.

ITEM 4-SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of calendar year 1998 no matters were submitted to a vote of security holders through a solicitation of proxies or otherwise.

                                   PART II

ITEM 5-MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
       MATTERS

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

      Quarter Ended           High         Low
      ------------------------------------------
      December 31, 1998      $26.500     $17.000
      September 30, 1998      34.625      21.250
      June 30, 1998           34.875      32.000
      March 31, 1998          34.625      30.750
      December 31, 1997       33.500      26.000
      September 30, 1997      29.000      20.500
      June 30, 1997           21.125      18.000
      March 31, 1997          21.250      18.250
      ------------------------------------------

As of February 23, 1999 the Company had 1,260 registered shareholders. The Company declared and distributed dividends totaling $0.71 per share during 1998. In January 1999 the Company declared a dividend of $0.19 per share. Future dividends will depend upon the financial condition and earnings of the Company and its subsidiaries, their need for funds and other factors, including applicable government regulations.

ITEM 6-SELECTED FINANCIAL DATA

The supplementary financial data presented in the following table contains information highlighting certain significant trends in the Company's financial condition and results of operations over an extended period of time.

The following information should be analyzed in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and with the year-end audited consolidated financial statements as contained in the 1998 Annual Report to Shareholders, a copy of which is attached as an addendum to this Form 10-K.

                         Merchants Bancshares, Inc.
                       Five Year Summary of Operations
          (Not Covered by Report of Independent Public Accountants)

                                                          For the Years Ended December 31,
(In thousands except per share data)               1998         1997         1996         1995         1994
-------------------------------------------------------------------------------------------------------------
INCOME STATEMENT
Interest and Investment Income                   $ 48,023     $ 48,158     $ 48,004     $ 51,315     $ 53,319
Interest Expense                                   18,530       18,238       18,672       23,002       22,377
-------------------------------------------------------------------------------------------------------------
Net Interest Income                                29,493       29,920       29,332       28,313       30,942
Provision for Possible Loan Losses                 (1,737)      (1,862)       3,150       12,100       10,000
-------------------------------------------------------------------------------------------------------------
Net Interest Income after Provision for Loan
 Losses                                            31,230       31,782       26,182       16,213       20,942
-------------------------------------------------------------------------------------------------------------
Other Income                                        7,312        7,916        9,363       12,766       15,038
Other Expense                                      25,472       28,482       27,489       36,606       41,712
-------------------------------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE INCOME TAXES                  13,070       11,216        8,056       (7,627)      (5,732)
Provision (benefit) for Income Taxes                3,248        2,383        1,832       (3,785)      (2,842)
-------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                $  9,822     $  8,833     $  6,224     $ (3,842)    $ (2,890)
=============================================================================================================

SELECTED AVERAGE BALANCES
-------------------------------------------------------------------------------------------------------------
Total Assets                                     $603,312     $578,090     $580,860     $642,487     $709,077
Average Earning Assets                            566,126      540,830      533,192      575,551      620,070
Loans                                             391,814      394,289      406,514      481,047      514,843
Total Deposits                                    525,460      505,987      513,923      556,242      598,305
Long-Term Debt                                      6,890        6,418        8,925       28,707       45,433
Shareholders' Equity                               56,243       49,140       43,111       40,848       46,331
Shareholders' Equity plus Loan Loss Reserve        71,033       65,407       59,094       58,794       65,322
-------------------------------------------------------------------------------------------------------------

SELECTED RATIOS
-------------------------------------------------------------------------------------------------------------
Net Income (Loss) to:
  Average Shareholders' Equity                      17.46%       17.98%       14.44%       (9.41)%      (6.24)%
  Average Assets                                     1.63         1.53         1.07        (0.60)       (0.41)
Average Shareholders' Equity to
 Average Total Assets                                9.32         8.50         7.42        (6.36)       (6.53)
Common Dividend Payout Ratio                           32           25            -            -            -
Loan Loss Reserve to Total Loans at Year End         2.79         4.06         4.05         3.61         3.90
Net Charge-Offs to Average Loans                     0.71        (0.66)        1.26         3.28         1.97
-------------------------------------------------------------------------------------------------------------

PER SHARE
-------------------------------------------------------------------------------------------------------------
Basic Earnings per Common Share                     $2.22        $2.00        $1.45       $(0.90)      $(0.68)
Diluted Earnings Per Common Share                    2.21         1.99         1.45        (0.90)       (0.68)
Cash Dividends Paid                                  0.71         0.50            -            -            -
Year End Book Value                                 13.84        11.95        10.78         9.38        10.00
-------------------------------------------------------------------------------------------------------------

OTHER
-------------------------------------------------------------------------------------------------------------
Cash Dividends Paid                              $  3,051     $  2,141     $      -     $      -     $      -
-------------------------------------------------------------------------------------------------------------

ITEM 7-MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RE-SULTS OF OPERATIONS

Please refer to pages 33-49 for Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8-FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated balance sheets of Merchants Bancshares, Inc. as of December 31, 1998 and 1997, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998, together with the related notes and the opinion of Arthur Andersen LLP, independent public accountants, all as contained on pages 3 through 32 of the Company's 1998 Annual Report to Shareholders on Form 10-K, are incorporated herein by reference.

ITEM 9-CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

                                  Part III

ITEM 10-DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11-EXECUTIVE COMPENSATION

ITEM 12-SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13-CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Reference is hereby made to pages 3-5, pages 8-10, page 13 and page 15 of the Company's Proxy Statement to Shareholders dated March 18, 1999, wherein pursuant to Regulation 14 A information concerning the above subjects (Items 10 through 13) is incorporated by reference.

Pursuant to Rule 12b-23, definitive copies of the Proxy Statement will be filed within 120 days subsequent to the end of the Company's fiscal year covered by Form 10-K.

                                   PART IV

ITEM 14-EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(1) The following consolidated financial statements, as included in the 1998 Annual Report to Shareholders, are incorporated herein by reference:

      Consolidated Balance Sheets, December 31, 1998 and December 31, 1997.

      Consolidated Statements of Operations for years ended December 31, 1998, 1997 and 1996.

      Consolidated Statements of Changes in Stockholders' Equity for years ended December 31, 1998, 1997 and 1996.

      Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996.

      Notes to Consolidated Financial Statements, December 31, 1998.

(2) The following exhibits are either filed or attached as part of this report, or are incorporated herein by reference.

Exhibit     Description
-------------------------------------------------------------------------------

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

   4.2 Description of the rights of holders of the Company's Common Stock (appearing on page 9 of the Company's Registration Statement on Form S-14 (Registration No. 2-86108) filed on August 22, 1983)

  10.1 Merchants Bancshares, Inc. Dividend Reinvestment and Stock Purchase Plan (Incorporated by reference to Exhibit 4.1 to Company's Registration Statement on Form S-3 (Registration No. 333-20375) filed on January 22, 1997)

  10.2 401(k) Employee Stock Ownership Plan of the Company, dated January 1, 1990, as amended (Incorporated by reference to Company's Registration Statement on Form S-8 (Registration Number 33-3274) filed on November 16, 1989)

  10.3 Amended and Restated Merchants Bank Pension Plan dated as of January 1, 1994 (Incorporated by Reference to Exhibit 10.6 to Post-Effective Amendment Number 1 to Company's Registration Statement on Form S-8 (Registration Number 333-18845) filed on December 26, 1996)

  10.5 Employment Agreement dated as of January 1, 1997, by and between the Company, Merchants Bank and Joseph L. Boutin (Incorporated by reference to the Registrant's Annual Report on Form 10-K for the Year Ended December 31, 1996)

  10.7 Employment Agreement dated as of January 1, 1997, by and between Merchants Bank and Michael R. Tuttle (Incorporated by reference to the Registrant's Annual Report on Form 10-K for the Year Ended December 31, 1996)

  10.9 Employment Agreement dated as of January 1, 1997, by and between Merchants Bank and Thomas R. Havers (Incorporated by reference to the Registrant's Annual Report on Form 10-K for the Year Ended December 31, 1996)

 10.11 Employment Agreement dated as of January 1, 1997, by and between Merchants Bank and Thomas S. Leavitt (Incorporated by reference to the Registrant's Annual Report on Form 10-K for the Year Ended December 31, 1996)

 10.12 Employment Agreement, dated as of January 1, 1998 by and between Merchants Bank and Janet P. Spitler (Incorporated by reference to the Registrant's Annual Report on Form 10-K for the Year Ended December 31, 1997)

 10.13 Employment Agreement, dated as of January 1, 1997, by and between Merchants Bank and Merchants Trust Company and William
            R. Heaslip (Incorporated by reference to the Registrant's Annual Report on Form 10-K for the Year Ended December 31,
            1996).

 10.14 The Merchants Bank Amended and Restated Deferred Compensation Plan for Directors (Incorporated by reference to the Registrant's Annual Report on Form 10-K for the Year Ended December 31, 1997)

            10.14.1 Trust Under the Merchants Bank Amended and Restated Deferred Compensation Plan for Directors
                      (Incorporated by reference to the Registrant's Annual Report on Form 10-K for the Year Ended December 31,
                      1997)

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

            10.16.1 Fixed Trust under Agreement between the Merchants Bank and Dudley H. Davis dated December 20, 1995 (Incorporated by reference to the Registrant's Annual Report on Form 10-K for the Year Ended December 31,
                      1996).

            10.16.2 Variable Trust under Agreement between the Merchants Bank and Dudley H. Davis dated December 21, 1995 (Incorporated by reference to the Registrant's Annual Report on Form 10-K for the Year Ended December 31,
                      1996).

    11 Statement re: computation of per share earnings. See 1998 Annual Report to Shareholders Note 11.

    13      1998 Annual Report to Shareholders

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

Date February 18, 1999                 By /s/ Joseph L. Boutin
     -------------------------            ---------------------------------
                                          Joseph L. Boutin, President & CEO

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of MERCHANTS BANCSHARES, INC., and in the capacities and on the date as indicated.


By /s/ Joseph L. Boutin                By /s/ Raymond C. Pecor, Jr.
       -----------------------            ---------------------------------
       Joseph L. Boutin, Director,            Raymond C. Pecor, Jr. Director
       President & CEO of the Company         Chairman of the Board of
       and the Bank                           Directors

By /s/ Peter A. Bouyea                 By /s/ Charles A. Davis
       -----------------------            ---------------------------------
       Peter A. Bouyea, Director              Charles A. Davis, Director


By /s/ Robert A. Skiff                 By /s/ Jeffrey L. Davis
       -----------------------            ---------------------------------
       Robert A. Skiff, Director              Jeffrey L. Davis, Director


By /s/ Michael G. Furlong              By
       -----------------------            ---------------------------------
       Michael G. Furlong, Director           Benjamin F. Schweyer, Director


By /s/ Janet P. Spitler                By /s/ Leo O'Brien, Jr.
       -----------------------            ---------------------------------
       Janet P. Spitler, Treasurer            Leo O'Brien, Jr., Director
       of the Company, Vice President,
       Controller, and Treasurer of the
       Bank


By /s/ Patrick S. Robins
       -----------------------
       Patrick S. Robins, Director