Form 10-Q
period 1999-03-31
MERCHANTS BANCSHARES INC
filed 1999-05-17
CIK 726517

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                                  FORM 10-Q

              QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


                    FOR THE QUARTER ENDED MARCH 31, 1999
                       COMMISSION FILE NUMBER 0-11595


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

      4,375,997 Shares Common Stock $.01 Par Outstanding March 31, 1999


                         MERCHANTS BANCSHARES, INC.

                             INDEX TO FORM 10-Q


PART I

ITEM 1   FINANCIAL STATEMENTS

         Consolidated Balance Sheets
         March 31, 1999 and December 31, 1998                             1

         Consolidated Statements of Operations
         For the three months ended March 31, 1999 and 1998               2

         Consolidated Statements of Comprehensive Income
         For the three months ended March 31, 1999 and 1998               3

         Consolidated Statement of Changes in Stockholders' Equity
         For the three months ended March 31, 1999 and 1998 and
         the Year ended December 31, 1998                                 4

         Consolidated Statements of Cash Flows
         For the three months ended March 31, 1999 and 1998               5

         Footnotes to Financial Statements as of March 31, 1999         6-8

ITEM 2   Management's Discussion and Analysis of Financial
         Condition and Results of Operations                           9-13

PART II - OTHER INFORMATION

ITEM 1   Legal Proceedings                                            14-15

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


                         Merchants Bancshares, Inc.
                         Consolidated Balance Sheets
                                  Unaudited

                                                             March 31,     December 31,
(In thousands except share and per share data)                 1999            1998
---------------------------------------------------------------------------------------

ASSETS
  Cash and Due from Banks                                    $ 19,902        $ 30,528
  Investments:
    Debt Securities Held for Sale                              82,707          72,205
    Debt Securities Held to Maturity                           99,584         103,851
     (Fair Value of $100,918 and $105,717)
    Trading Securities                                          1,014           1,095
-------------------------------------------------------------------------------------
      Total Investments                                       183,305         177,151
-------------------------------------------------------------------------------------
  Loans                                                       410,787         405,492
  Reserve for possible loan losses                             11,290          11,300
-------------------------------------------------------------------------------------
      Net Loans                                               399,497         394,192
-------------------------------------------------------------------------------------
  Federal Home Loan Bank Stock                                  2,951           2,482
  Bank Premises and Equipment, Net                             12,979          13,185
  Investment in Real Estate Limited Partnerships                3,162           2,860
  Other Real Estate Owned                                          57             470
  Other Assets                                                 13,642          14,005
-------------------------------------------------------------------------------------
      Total Assets                                           $635,495        $634,873
=====================================================================================

LIABILITIES
  Deposits:
    Demand                                                     74,161        $ 85,998
    Savings, NOW and Money Market Accounts                    321,029         309,897
    Time Deposits $100 thousand and Greater                    21,563          22,746
    Other Time                                                127,052         131,821
-------------------------------------------------------------------------------------
      Total Deposits                                          543,805         550,462
-------------------------------------------------------------------------------------
  Demand Note Due U.S. Treasury                                 1,304             283
  Other Short-Term Borrowings                                  15,000           9,000
  Other Liabilities                                             6,559           7,890
  Long-Term Debt                                                6,811           6,409
-------------------------------------------------------------------------------------
      Total Liabilities                                       573,479         574,044
-------------------------------------------------------------------------------------

Commitments and Contingencies (Note 3)
STOCKHOLDERS' EQUITY
  Preferred Stock Class A Non-Voting
   Authorized - 200,000, Outstanding 0                             --              --
  Preferred Stock Class B Voting
   Authorized - 1,500,000, Outstanding 0                           --              --
  Common Stock, $.01 Par Value                                     44              44
    Shares Authorized                     7,500,000
    Outstanding,       Current Period     4,239,377
                       Prior Period       4,297,785
  Treasury Stock (At Cost)                                     (3,645)         (3,133)
                       Current Period       175,342
                       Prior Period         136,835
  Capital in Excess of Par Value                               33,078          33,073
  Retained Earnings                                            30,222          28,308
  Deferred Compensation Arrangements                            2,190           2,166
  Unrealized Gains on Securities Available for Sale, Net          127             371
-------------------------------------------------------------------------------------
      Total Stockholders' Equity                               62,016          60,829
-------------------------------------------------------------------------------------
      Total Liabilities and Stockholders' Equity             $635,495        $634,873
=====================================================================================

Book Value Per Common Share                                  $  14.17        $ 13.84
=====================================================================================

The accompanying notes are an integral part of these consolidated financial statements.


                         Merchants Bancshares, Inc.
                    Consolidated Statements of Operations
                                  Unaudited

                                              Quarter Ended March 31,
(In thousands except per share data)             1999        1998
---------------------------------------------------------------------

INTEREST AND DIVIDEND INCOME
  Interest and Fees on Loans                    $ 8,949     $ 9,243
  Interest and Dividends on Investments
    U.S. Treasury and Agency Obligations          2,697       2,587
    Other                                           220          63
-------------------------------------------------------------------
      Total Interest Income                      11,866      11,893
-------------------------------------------------------------------

INTEREST EXPENSE
  Savings, NOW and Money Market Accounts          2,323       2,186
  Time Deposits $100 Thousand and Greater           339         386
  Other Time Deposits                             1,578       1,768
  Other Borrowed Funds                              162          96
  Debt                                              116         114
-------------------------------------------------------------------
      Total Interest Expense                      4,518       4,550
-------------------------------------------------------------------
  Net Interest Income                             7,348       7,343
  Provision for Possible Loan Losses                 --          --
-------------------------------------------------------------------
  Net Interest Income after Provision
   for Loan Losses                                7,348       7,343
-------------------------------------------------------------------

NONINTEREST INCOME
  Trust Company Income                              443         427
  Service Charges on Deposits                       655         699
  Merchant Discount Fees                            340         343
  Settlement proceeds                             1,326         120
  Other                                             221         168
-------------------------------------------------------------------
      Total Noninterest Income                    2,985       1,757
-------------------------------------------------------------------

NONINTEREST EXPENSES
  Salaries and Wages                              2,360       2,200
  Employee Benefits                                 633         569
  Occupancy Expense, Net                            732         532
  Equipment Expense                                 565         624
  Legal and Professional Fees                       637         545
  Equity in Losses of Real Estate
   Limited Partnerships                             129          94
  Expenses - Other Real Estate Owned                 87         117
  Loss on Disposition of Fixed Assets                52          27
  Other                                           1,546       1,387
-------------------------------------------------------------------
      Total Noninterest Expenses                  6,741       6,095
-------------------------------------------------------------------
Income Before Income Taxes                        3,592       3,005
  Provision for Income Taxes                        869         759
-------------------------------------------------------------------
NET INCOME                                      $ 2,723     $ 2,246
===================================================================

Basic Earnings Per Common Share                 $  0.62     $  0.51
Diluted Earnings Per Common Share               $  0.62     $  0.50

The accompanying notes are an integral part of these consolidated financial statements.


                         Merchants Bancshares, Inc.
               Consolidated Statements of Comprehensive Income
                                  Unaudited

                                               Three Months Ended
                                                   March 31,
(In thousands)                                  1999       1998
-----------------------------------------------------------------

Net Income as Reported                         $2,723     $2,246
Change in Net Unrealized Appreciation
 of Securities, Net of Tax                       (241)       (18)
Less: Reclassification Adjustments for
  Securities Gains Included in Net Income,
  Net of Taxes                                      -          -
----------------------------------------------------------------
Comprehensive Income Before Transfers
  From Available for Sale to
  Held to Maturity                              2,482      2,228
Impact of transfer from Available for Sale
 to Held to Maturity                               (3)        (5)
----------------------------------------------------------------
Comprehensive Income                           $2,479     $2,223
================================================================

The accompanying notes are an integral part of these consolidated financial statements.


                         Merchants Bancshares, Inc.
         Consolidated Statements of Changes in Stockholders' Equity
                  For the Year Ended December 31, 1998 and
               the three months ended March 31, 1999 and 1998
                                  Unaudited

                                                                                                        Net Unrealized
                                                                                                         Appreciation
                                                      Capital in                           Deferred     (Depreciation)
                                             Common   Excess of    Retained   Treasury   Compensation   of Investment
(In thousands)                               Stock    Par Value    Earnings    Stock     Arrangements     Securities     Total
-------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1997                    $44      $33,223     $21,537    $(2,220)      $(10)            $362       $52,936
  Net Income                                   --           --       2,246         --         --               --         2,246
  Purchase of Treasury Stock                   --           --          --       (176)        --               --          (176)
  Sale of Treasury Stock                       --            7          --        159         --               --           166
  Issuance of Stock under
   Employee Stock Option Plans                 --           (8)         --         19         --               --            11
  Dividends Paid                               --           --        (732)        --         --               --          (732)
  Unearned Compensation --
   Restricted Stock Awards                     --           --          --         --         (6)              --            (6)
  Change in Net Unrealized Appreciation
   (Depreciation) of Securities
   Available for Sale, Net of Tax              --           --          --         --         --              (18)          (18)
  Change in Net Unrealized Appreciation
   of Securities Transferred to the Held
   to Maturity Portfolio, Net of Tax           --           --          --         --         --               (5)           (5)
-------------------------------------------------------------------------------------------------------------------------------

Balance March 31, 1998                         44       33,222      23,051     (2,218)       (16)             339        54,422
  Net Income                                   --           --       7,576         --         --               --         7,576
  Purchase of Treasury Stock                   --           --          --     (1,244)        --               --        (1,244)
  Sales of Treasury Stock                      --           (7)         --       (159)        --               --          (166)
  Issuance of Stock under
   Employee Stock Option Plans                 --         (202)         --        355         --               --           153
  Tax Benefit Related to Stock Option
   Exercises                                   --           60          --         --         --               --            60
  Issuance of Stock under
   Deferred Compensation Arrangements          --           --          --        133         --               --           133
  Dividends Paid                               --           --      (2,319)        --         --               --        (2,319)
  Unearned Compensation --
   Restricted Stock Awards                     --           --          --         --        (14)              --           (14)
  Deferred Compensation                        --           --          --         --      2,196               --         2,196
  Change in Net Unrealized Appreciation
   (Depreciation) of Securities
   Available for Sale, Net of Tax              --           --          --         --         --               29            29
  Change in Net Unrealized Appreciation
   of Securities Transferred to the Held
   to Maturity Portfolio, Net of Tax           --           --          --         --         --                3             3
-------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1998                     44       33,073      28,308     (3,133)     2,166              371        60,829
  Net Income                                   --           --       2,723         --         --               --         2,723
  Purchase of Treasury Stock                   --           --          --       (513)        --               --          (513)
  Issuance of Stock under
   Deferred Compensation Arrangements          --           --          --          1         28               --            29
  Dividends Paid                               --           --        (809)        --         --               --          (809)
  Unearned Compensation --
   Restricted Stock Awards                     --            5          --         --         (4)              --             1
  Change in Net Unrealized Appreciation
   (Depreciation) of Securities
  Available for Sale, Net of Tax               --           --          --         --         --             (241)         (241)
  Change in Net Unrealized Appreciation
   of Securities Transferred to the Held to
   Maturity Portfolio, Net of Tax              --           --          --         --         --               (3)           (3)
-------------------------------------------------------------------------------------------------------------------------------

Balance, March 31, 1999                       $44      $33,078     $30,222    $(3,645)    $2,190             $127       $62,016

The accompanying notes are an integral part of these consolidated financial statements.


                         Merchants Bancshares, Inc.
                    Consolidated Statement of Cash Flows
                                  Unaudited

For the three months ended March 31,                          1999         1998
----------------------------------------------------------------------------------
(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                  $  2,723      $  2,246
Adjustments to Reconcile Net Income to Net Cash
 Provided by Operating Activities:
  Provision for Depreciation and Amortization                    615           639
  Net Losses (Gains) on Sales of Premises and Equipment           52           (27)
  Net Gains on Sales of Other Real Estate Owned                  (61)           (5)
  Equity in Losses of Real Estate Limited Partnerships           129            94
Changes in Assets and Liabilities:
  Increase in Interest Receivable                                (20)         (394)
  Decrease in Interest Payable                                  (340)          (96)
  (Increase) Decrease in Other Assets                            381          (394)
  Increase (Decrease) in Other Liabilities                      (991)          834
----------------------------------------------------------------------------------
      Net Cash Provided by Operating Activities                2,488         2,897
----------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from Maturities of Investment Securities           12,356         6,690
  Proceeds from Sales of Loans and Leases                         --         1,678
  Purchases of Federal Home Loan Bank Stock                     (468)           --
  Proceeds from Sales of Other Real Estate Owned                 486            35
  Purchases of Available for Sale Investment
   Securities                                                (14,044)      (10,087)
  Purchases of Held to Maturity Investment Securities         (4,969)       (4,980)
  Principal Repayments in Excess of (Less than) Loan
   Originations                                               (4,913)          722
  Investments in Real Estate Limited Partnerships               (430)         (178)
  Purchases of Premises and Equipment                           (147)         (183)
----------------------------------------------------------------------------------
      Net Cash Provided by (Used in) Investing
       Activities                                            (12,129)       (6,303)
----------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net Increase (Decrease) in Deposits                         (6,657)        1,362
  Net Increase in Other Borrowed Funds                         7,022         3,565
  Principal Payments on Debt                                      (2)           (3)
  Cash Dividends Paid                                           (835)         (732)
  Acquisition of Treasury Stock                                 (513)         (176)
  Proceeds From Sales of Treasury Stock                           --           165
  Proceeds From Exercise of Employee Stock Options                --            11
----------------------------------------------------------------------------------
      Net Cash Provided by (Used In) Financing
       Activities                                               (985)        4,192
----------------------------------------------------------------------------------

Increase (Decrease) in Cash and Cash Equivalents             (10,626)          786
Cash and Cash Equivalents Beginning of Year                   30,528        20,139
----------------------------------------------------------------------------------
Cash and Cash Equivalents End of Period                     $ 19,902      $ 20,925
==================================================================================

Total Interest Payments                                     $  4,859      $  4,646
Total Income Tax Payments                                      1,600           445
Transfer of Loans and Premises to Other Real Estate Owned         --            48

The accompanying notes are an integral part of these consolidated financial statements.


                         MERCHANTS BANCSHARES, INC.
                               MARCH 31, 1999

NOTES TO FINANCIAL STATEMENTS:
See the Form 10-K filed as of December 31, 1998 for additional information.

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

NOTE 2: EARNINGS PER SHARE

The following table presents a reconciliation of the calculations of basic and diluted earnings per share for the quarter ended March 31, 1999:

                                                Net                      Per Share
                                               Income        Shares       Amount
----------------------------------------------------------------------------------
                                         (In thousands except share and per share data)

Basic Earnings Per Share:
  Income Available to Common Shareholders      $2,723      4,384,990      $0.62
Diluted Earnings Per Share:
  Options issued to Executives                     --          6,944
  Income available to Common Shareholders
   Plus Assumed Conversions                    $2,723      4,391,934      $0.62

Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the quarter. The computation of diluted earnings per share for the quarter ended March 31, 1999 excludes the effect of assuming the exercise of certain outstanding stock options because the effect would be anti-dilutive. As of March 31, 1999 there were 51,070 of such options outstanding with an exercise price of $27.75 and 48,346 of such options outstanding with an exercise price of $30.50.

NOTE 3: STOCK REPURCHASE PROGRAM

On September 3, 1998 the Company announced that its Board of Directors authorized the Company to repurchase up to $2.2 million of its own securities, approximately 2% of outstanding shares at its then market value, through September 4, 1999. The stock buyback was authorized to take place periodically, subject to prevailing market conditions. Purchases are to be made on the open market and funded from available cash. As of May 10, 1999 the Company had repurchased 61,000 shares of its common stock at a total cost of approximately $1.5 million.

NOTE 4: COMMITMENTS AND CONTINGENCIES:

The Bank is a counterclaim defendant in a litigation entitled Pasquale and Vatsala Vescio, Counterclaim Plaintiffs v. The Merchants Bank, Counterclaim Defendant, now pending in the United States Bankruptcy Court for the District of Vermont.

In this litigation, the Vescios have made a number of "lender liability" claims dealing with a commercial development known as Brattleboro West in Brattleboro, Vermont. The pending litigation arose out of a suit to foreclose on several real estate mortgages and personal property delivered to the Bank as collateral by the Vescios in connection with the financing of a supermarket in the Brattleboro West project and various other projects.

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

The Companies separately pursued claims against others on account of the losses suffered as a result of the investments in the Portfolio. Claims against Piper Jaffray Companies, Inc. were joined with the claims of others in a class action in the United States District Court for the District of Minnesota (the "Minnesota Proceedings"). On March 25, 1999, the Trust Company received, as trustee, a recovery of $4.8 million as a result of those proceedings. The recovery is subject to the terms of an agreement between the Companies and their insurance carrier, which reimbursed the Companies, in part for the December, 1994 payments. The Company realized income of $1.3 million as a result of the recovery, the balance of $3.5 million is due to the insurance company. During the course of the Minnesota proceedings and the Vermont proceedings, the attorneys representing the Plaintiff in the Vermont Proceedings and also representing, in the Minnesota Proceedings, the beneficiaries of four other Trust Company accounts, announced their intention to seek to deprive the Companies of at least a portion of the reimbursement that otherwise could be available.

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


                          MERCHANTS BANCSHARES, INC.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All adjustments necessary for a fair statement of the three months ended March 31, 1999 and 1998 have been included in the financial statements. The information was prepared from the books of Merchants Bancshares, Inc. (the Company) and its subsidiaries, Merchants Bank (the Bank) and Merchants Properties, Inc., without audit.

In the ordinary course of business, Merchants Bank makes commitments for possible future extensions of credit. On March 31, 1999, the Bank was obligated for $5.5 million of standby letters of credit. No losses are anticipated in connection with these commitments.

OVERVIEW

Merchants Bancshares, Inc. earned net income of $2.72 million, or diluted earnings per share of $.62 for the quarter ended March 31, 1999, compared to $2.25 million, or basic and diluted earnings per share of $.50 per share for the same period a year earlier. The return on average assets and return on average equity for the first quarter of 1999 were 1.72% and 17.78%, respectively, compared to 1.53% and 16.90% for the first quarter of 1998.

BALANCE SHEET ANALYSIS

Average deposits increased by $1.2 million during the three months ended March 31, 1999. The growth in average deposits, although small, is significant. The first quarter is generally the Bank's weakest quarter and is usually a time of deposit shrinkage, not growth. The Bank's continued focused sales efforts have fueled this growth. The sales program, LYNX Banking, has as its foundation fewer products that have potential lifetime appeal to the Bank's customers. The Bank's FreedomLYNX(R) checking account has no minimum balance requirements, pays interest on balances over a minimum amount, and generally charges no fees. The Bank launched its "Free for life" campaign during the first quarter. Through May 31, 1999 the Bank will drop all electronic requirements for its FreedomLYNX(R) account and offer the account free for life. Due to the efforts of our sales staff more than 2,000 new FreedomLYNX(R) accounts were opened during the first quarter and total balances at March 31, 1999 were $22 million. The cost of funds for this product is approximately 1.35%. MoneyLYNX(TM) Money Market accounts have also been a great success. This product, although not yet a year old, had $65 million in balances at quarter end. Money market account balances overall have grown $19 million over the course of the first quarter at a cost of funds of approximately 4.09%.

Total loans have increased $5.3 million (1.3%) during the first quarter.
The Bank continued to experience growth in its streamlined portfolio mortgage product, RealLYNX(TM), during the first quarter of 1999. Balances grew $6.8 million (5.6%) during the first three months of the year. The Bank is re-focusing its efforts on small business development, the results can be seen in the $4 million (6.2%) growth in the commercial loan portfolio. At the same time the Bank continues to de-emphasize its commercial real estate portfolio, which decreased $2.5 million during the first quarter. Installment loans decreased $1.3 million during the first quarter. The Bank has taken steps to protect its variable rate funding sources. The Bank has entered into three-year interest rate cap contracts to mitigate the effects on net interest income in the event interest rates on variable rate deposits increase. The notional amount of these contracts is $50 million. The Bank has also entered into three-year interest rate floors to mitigate the effect of net interest income in the event interest rates on floating rate loans decline. The notional amount of these contracts is $30 million.

RESULTS OF OPERATIONS

First quarter net interest income before the provision for possible loan losses was flat from 1998 to 1999. Although the Bank's quarter end balance sheet has grown $46 million (7.8%) year over year, the Bank is continuing to experience margin compression as a result of the continued flat yield curve environment. The Bank's average interest earning assets increased $40 million and average interest bearing liabilities increased $37 million from the first quarter of 1998 to the first quarter of 1999, the average spread on those assets has decreased by 26 basis points quarter over quarter. During the first quarter the Bank's net interest margin remained flat at 5.05%, the margin has decreased 36 basis points from the first quarter of 1998 to the first quarter of 1999. Many of the bank's funding sources are tied to short-term rates, which have not fallen as rapidly as long-term rates. The Bank's average cost of funds has decreased by 34 basis points quarter over quarter, while the average yield on interest earning assets has decreased 60 basis points. This decrease in yield on interest earning assets is attributable to both the continuing flat yield curve and also to the Bank's ongoing efforts to de-emphasize higher risk commercial real estate loans in favor of lower risk, and generally lower yielding, residential real estate. The schedule on page 13 shows the yield analysis for the periods reported.

Due to the continued strength of the Bank's asset quality, and management's assessment of the adequacy of the loan loss reserve as an indicator of that strength, there was no provision taken for loan losses in the first quarter of 1999 or 1998. Reserve coverage continues to be very strong at 2.75% of total loans and 379% of non-performing loans. The improved asset quality achieved over the last few years will be maintained as the portfolio grows by adhering to the strong underwriting standards that have been established.

Excluding certain litigation settlement proceeds of $1.3 million received in 1999 and $120 thousand received in 1998; non-interest income has remained flat year over year. For more information on the settlement proceeds see
Part II, Item 1, Legal Proceedings. Trust Company Income has increased by a modest amount ($16 thousand) quarter over quarter. Other noninterest income increased by $53 thousand (31.5%) from the first quarter of 1998 to the first quarter of 1999, primarily a result of increases in ATM and debit card fee income. Offsetting this increase in revenue was a decrease in service charges on deposits of approximately $44 thousand (6.3%) for the quarter. The decrease in service charge revenue is due primarily to the success of the Bank's FreedomLYNX(R) checking account product, an account that generally charges no fees. Merchant discount fees remained virtually unchanged for the quarter. These changes are consistent with the Bank's strategy to emphasize margin dollars over fee income.

Total non-interest expenses for the first quarter have increased $646 thousand (10.6%) quarter over quarter. Salaries, wages and employee benefits have increased by $224 thousand (8.1%) from the first quarter of 1998 to the first quarter of 1999. The Bank has increased staff by three full time equivalent employees over the last year, all of whom are in the sales departments. This additional staff will support the Bank's sales efforts and will help to fuel continued balance sheet growth. Additionally, the Bank has seen incremental increases in salary costs related to Year 2000 testing and preparation. Occupancy expenses have increased $200 thousand (37.6%) from the first quarter of last year to the first quarter of 1999. This increase is due primarily to the impact of the Bank's vacating a property under lease. Legal and professional fees have increased $92 thousand (16.8%) quarter over quarter. This increase is due primarily to the timing of expenses incurred by the Bank as it defends itself in certain litigation. For more information on this litigation see Part II, Item 1, Legal Proceedings.

YEAR 2000

Introduction: The Company, like most users of computers, computer software, and equipment utilizing computer software, faces a critical challenge regarding the Year 2000 date change. The Year 2000 issue, which is common to most corporations, and especially important to banks, concerns the inability of information systems, primarily computer software programs, to properly recognize and process date sensitive information as the Year 2000 approaches. If not corrected, many computer applications could fail or create inaccurate results. The bank regulatory agencies which regulate the conduct of the Company, the Bank and the Trust Company, through the auspices of the Federal Financial Institutions Examination Council (FFIEC) have issued compliance guidelines requiring financial institutions to develop and implement plans to address the Year 2000 issue. During the past eighteen months, the Company has devoted substantial time and resources toward ensuring that the Company's and its subsidiaries' operations will not be adversely impacted by the pending date change. The Bank's primary regulator, the Federal Deposit Insurance Corporation, has been monitoring, and continues to monitor, the Bank's planning and implementation process on a regular basis. The Company has also contracted with a national accounting firm to perform an independent review of the Company's Year 2000 preparations. These reviews commenced during the fourth quarter of 1998 and have continued into 1999. The Company's management remains committed to the continued deployment of the necessary internal and external resources toward addressing the Year 2000 issue.

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

Through the Committee, the Company has also taken steps to promote awareness of the Year 2000 issue throughout its entire organization. In addition, the Company has sought to raise the awareness of its vendors, service providers and larger borrowing customers as to the Year 2000 issue in light of the critical role these entities play in the operations of the Company. The Committee has contacted each of these entities and requested a Year 2000 plan and testing information. The Company has received responses from 100% of its vendors and service providers. The majority (94%) of the Company's significant borrowers have also responded. The Committee intends to follow-up with these customers throughout the next year and into the Year 2000.

Assessment is the process of identifying all mission-critical applications that could be adversely affected by the date change. The Company's assessment phase is substantially complete. Throughout its history, independent of Year 2000 issues, the Company has sought to purchase its critical core hardware and software from vendors who it perceives as having strong reputations as leading financial industry service providers. The Company has received and installed Year 2000 compliant software upgrades from all mission critical vendors. Substantial progress has been made with respect to the fourth phase of the Company's Year 2000 plan, testing. Testing of the Company's core computer and peripheral equipment infrastructure and the infrastructure of the Company's personal computer desktop network has been successfully completed. Testing of mission critical customer accounting software applications has begun and is targeted for completion in advance of the June 30, 1999 FFIEC suggested testing completion date. All other systems and applications have been scheduled for testing prior to September 30, 1999. In the Plan, each of these non-mission critical systems has an established target date by which steps must be taken to replace any non-compliant systems. The Company is confident that all tests will be completed in advance of those target dates.

The final phase of the Plan, renovation and implementation involves obtaining and implementing renovated software applications provided by the Company's vendors. As noted above, this phase of the Plan has already commenced and will continue throughout 1999. To date, the Company has not identified any system which presents a material risk of not being Year 2000 compliant in a timely fashion or for which a suitable alternative cannot be implemented.

Costs to Address the Year 2000 Issue: The total financial costs associated with the Year 2000 problem cannot be predicted at this time with absolute certainty. As may be expected, the Committee currently estimates that there will be costs associated with replacing certain non-compliant software and/or hardware. The Company has hired a full-time project coordinator to oversee the testing phase of the Year 2000 project. Although no other staff additions are currently planned, the Committee estimates that approximately 30-35 people (about 10% of our staff) are spending some portion of their time working on the Year 2000 project. Additionally, the Company has hired a third party to evaluate the Bank's loan loss reserve adequacy in light of Year 2000 concerns. At this time, the Company does not anticipate a need for any additional loan loss provision related specifically to Year 2000 risks. The Company plans to replace many of the Bank's ATMs as well as upgrade certain software and equipment. Management had approved the replacement of the ATMs prior to Year 2000 budget planning since most were 15 to 20 years old. Out of the total estimated $1.22 million in capital costs $862 thousand is budgeted to upgrade the ATM network. The Bank spent $680 thousand for ATM and other Year 2000 upgrades during 1998 and $149 thousand for the first quarter of 1999. These costs have been, and when incurred in the future will be, capitalized and depreciated over the estimated useful lives of the assets, as such assets represent replacement of existing equipment, which are not mainly being remediated for Year 2000. The Bank has incurred direct (non-capital expenditures) Year 2000 expenses totaling $49 thousand for the first quarter of 1999, and $168 thousand for all of 1998, these expenses have been charged to expense as incurred. Additional expenses related to the project are currently estimated to be $81 thousand and will be charged to expense as incurred.

Risks of Year 2000 Issues: The Year 2000 issue presents potential risks to the Company, its subsidiaries and their operations. As stated above, the Company purchases substantially all of its technology applications from third parties that face the same Year 2000 challenge as the Company. Thus, the Company's operations could be adversely affected if the Year 2000 issue adversely affects the operations of these third parties. Most significantly, the Company faces risks that are specific to the business of banking. Included among these risks is the risk that the Year 2000 date change may result in the inability to process and underwrite loan applications, to credit deposits and withdrawals from customer accounts, to credit loan payments or track delinquencies, to properly reconcile and record daily activity or to engage in similar normal banking activities. Additionally, if the Bank's commercial loan customers are not Year 2000 compliant and suffer adverse effects with respect to their own operations, their ability to meet their obligations to the Bank could be adversely affected. Furthermore, as a commercial bank, the Bank could potentially experience deposit run-off prior to the Year 2000 date change as a result of customer concern about the potential availability of their funds or a change in interest rates. Moreover, to the extent that the risks posed by the Year 2000 problem are pervasive in data processing and transmission and communications services worldwide, the Company cannot predict with any certainty that its operations will remain materially unaffected after January 1, 2000 or on dates preceding this date at which time post-January 1, 2000 dates become significant within the Bank's systems. Finally, to the extent that certain utility and communication services used by the Company face Year 2000 problems, the Company's operations could be disrupted.

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

INCOME TAXES

The Company recognized $355 thousand in low income housing tax credits for the first quarter of 1999 and $240 thousand for 1998, representing the amount of the income tax credits earned during those quarters. The recognition of these low income housing tax credits has reduced the Company's effective tax rate to 24% for the quarter ended March 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity, as it pertains to banking, can be defined as the ability to generate cash in the most economical way to satisfy loan demand, deposit withdrawal demand, and to meet other business opportunities, which require cash. The Bank has a number of sources of liquid funds; including $20 million in available Federal Funds lines of credit at March 31, 1999; an overnight line of credit with the Federal Home Loan Bank (FHLB) of $15 million; an estimated additional borrowing capacity with FHLB of $64 million; and the ability to borrow through the use of repurchase agreements, collateralized by the Bank's investments, with certain approved counterparties.

NON-PERFORMING ASSETS

The following tables summarize the Bank's non-performing assets as of March 31, 1999, December 31, 1998, and March 31, 1998:

(In thousands)                       March 31, 1999      December 31, 1998      March 31, 1998
                                     --------------      -----------------      --------------

Nonaccrual Loans                         $2,433                $2,103               $3,700
Loans Past Due 90 Days or
 More and Still Accruing                     63                   170                  309
Restructured Loans                          479                   320                  214
                                         -------------------------------------------------
Total Non-performing Loans (NPL)          2,975                 2,593                4,223
Other Real Estate Owned                      57                   470                  599
                                         -------------------------------------------------
Total Non-performing Assets (NPA)        $3,032                $3,063               $4,822
                                         =================================================

Note: Included in nonaccrual loans are certain loans whose terms have been substantially modified in troubled debt restructuring.

                                     March 31, 1999      December 31, 1998      March 31, 1998
                                     --------------      -----------------      --------------

Percentage of Non-performing Loans
 to Total Loans                           0.72%                 0.64%                1.09%
Percentage of Non-performing Assets
 to Total Loans plus Other Real
 Estate Owned                             0.74%                 0.75%                1.24%
Percentage of RPLL to Total Loans         2.75%                 2.79%                4.05%
Percentage of RPLL to NPL                  379%                  436%                 371%
Percentage of RPLL to NPA                  372%                  369%                 325%

Loans deemed impaired at march 31, 1999 totaled $2.8 million, of this total $1.5 million are included as non-performing assets in the table above. Impaired loans have been allocated $207 thousand of the RPLL.

Approximately 80% of NPL are secured by real estate, which significantly reduces the Company's exposure to loss. Based upon the secured nature of a significant portion of NPL, the strength of the local real estate market, and management's assessment of the current and prospective level of risk in the loan portfolio, the balance of the RPLL is considered adequate at March 31, 1999. Management's assessment of the adequacy of the RPLL concluded that a provision was not necessary during the first quarter of 1999.

DISCUSSION OF EVENTS AFFECTING NPA

Significant events affecting the categories of NPA are discussed below:

Nonaccrual Loans:
      During the first quarter of 1999 approximately $347 thousand in reductions to nonaccrual loans were offset in part by approximately $677 thousand of additions. Of the reported increase, approximately $300 thousand was concentrated in two accounts.

Loans Past Due 90 Days:
      Loans past due 90 days decreased $107 thousand from December 31, 1998 to March 31, 1999.

Restructured Loans:
      The reported increase was driven by the addition of several small commercial relationships.

Other Real Estate Owned:
      Net proceeds from sales of foreclosed real estate totaled $486 thousand for the quarter. There were no additions to this category for the period ended March 31, 1999.


                         Merchants Bancshares, Inc.
                          Supplemental Information
                                  Unaudited

                                                                         Three Months Ended
                                                -----------------------------------------------------------------
                                                         March 31, 1999                       March 31, 1998
(In thousands except share and per share data)  ------------------------------     ------------------------------
                                                            Interest                           Interest
                                                Average      Income/   Average     Average      Income/   Average
(Fully Taxable Equivalent)                      Balance      Expense    Rate       Balance      Expense    Rate
                                                -------     --------   -------     -------     --------   -------

INTEREST EARNING ASSETS
  Loans (1)                                    $408,938     $ 8,963     8.89%     $390,413     $ 9,262     9.62%
  Taxable Investments                           181,244       2,903     6.50%      159,560       2,624     6.67%
  Federal Funds Sold and Securities
   Purchased Under Agreements to Resell           1,280          14     4.44%        1,902          26     5.54%
                                               ----------------------------------------------------------------
Total Interest Earning Assets                  $591,462     $11,880     8.15%     $551,875     $11,912     8.75%
                                               ================================================================

INTEREST BEARING LIABILITIES
  Savings, NOW and Money Market Deposits       $312,628     $ 2,323     3.01%     $271,518     $ 2,186     3.27%
  Time Deposits                                 151,323       1,917     5.14%      161,788       2,154     5.40%
                                               ----------------------------------------------------------------
      Total Savings and Time Deposits           463,951       4,240     3.71%      433,306       4,340     4.06%

  Federal Funds Purchased                         2,081          26     5.07%        1,214          17     5.83%
  Other Borrowed Funds                           11,171         136     4.95%        3,639          50     5.60%
  Debt                                            6,824         116     6.89%        8,762         143     6.61%
                                               ----------------------------------------------------------------
Total Interest Bearing Liabilities              484,027       4,518     3.79%      446,921       4,550     4.13%

Other Liabilities & Stockholders' Equity
 (Net of Non-Interest Earning Assets)           107,435                            104,954
                                               --------                           --------

Total Liabilities & Stockholders' Equity
 (Net of Non-Interest Earning Assets)          $591,462                           $551,875
                                               ========                           ========

Rate Spread                                                             4.36%                              4.62%
                                                                        ====                               ----

Net Yield on Interest Earning Assets                                    5.05%                              5.41%
                                                                        ====                               ====

<F1>  Includes principal balance of non-accrual loans and fees on loans


                         MERCHANTS BANCSHARES, INC.
                               MARCH 31, 1999

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

Reference is made to the Form 10-K filed for the year ended December 31, 1998 for disclosure of current legal proceedings against the Company, the Bank, the Merchants Trust Company (the "Trust Company") (the "Companies") and certain directors and trustees of the Companies.

The Bank is a counterclaim defendant in a litigation entitled Pasquale and Vatsala Vescio, Counterclaim Plaintiffs v. The Merchants Bank, Counterclaim Defendant, now pending in the United States Bankruptcy Court for the District of Vermont.

In this litigation, the Vescios have made a number of "lender liability" claims dealing with a commercial development known as Brattleboro West in Brattleboro, Vermont. The pending litigation arose out of a suit to foreclose on several real estate mortgages and personal property delivered to the Bank as collateral by the Vescios in connection with the financing of a supermarket in the Brattleboro West project and various other projects.

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

The Companies separately pursued claims against others on account of the losses suffered as a result of the investments in the Portfolio. Claims against Piper Jaffray Companies, Inc. were joined with the claims of others in a class action in the United States District Court for the District of Minnesota (the "Minnesota Proceedings"). On March 25, 1999, the Trust Company received, as trustee, a recovery of $4.8 million as a result of those proceedings. The recovery is subject to the terms of an agreement between the Companies and their insurance carrier, which reimbursed the Companies, in part for the December, 1994 payments. The Company realized income of $1.3 million as a result of the recovery, the balance of $3.5 million is due to the insurance company. During the course of the Minnesota proceedings and the Vermont proceedings, the attorneys representing the Plaintiff in the Vermont Proceedings and also representing, in the Minnesota Proceedings, the beneficiaries of four other Trust Company accounts, announced their intention to seek to deprive the Companies of at least a portion of the reimbursement that otherwise could be available.

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

                               MARCH 31, 1999

                                 SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       Merchants Bancshares, Inc.


                                       /s/Joseph L. Boutin
                                       Joseph L. Boutin, President


                                       /s/ Janet P. Spitler
                                       Janet P. Spitler, Treasurer


                                       May 14, 1999
                                       Date