Form 10-Q
period 1999-06-30
MERCHANTS BANCSHARES INC
filed 1999-08-16
CIK 726517

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-Q

              QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                     FOR THE QUARTER ENDED JUNE 30, 1999
                       COMMISSION FILE NUMBER 0-11595

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

                            YES  [X]      NO  [ ]

      4,377,633 Shares Common Stock $.01 Par Outstanding June 30, 1999


                          MERCHANTS BANCSHARES, INC.

                             INDEX TO FORM 10-Q

PART I

  ITEM 1  FINANCIAL STATEMENTS

    Consolidated Balance Sheets
     June 30, 1999 and December 31, 1998                                1

    Consolidated Statements of Operations
     For the three months ended June 30, 1999 and 1998 and
     the six months ended June 30, 1999 and 1998                        2

    Consolidated Statements of Comprehensive Income
     For the three months ended June 30, 1999 and 1998 and
     the six months ended June 30, 1999 and 1998                        3

    Consolidated Statement of Changes in Stockholders' Equity
     For the six months ended June 30, 1999 and 1998 and
     the Year ended December 31, 1998                                   4

    Consolidated Statements of Cash Flows
     For the six months ended June 30, 1999 and 1998                    5

    Footnotes to Financial Statements as of June 30, 1999             6-7

  ITEM 2  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                        8-15

PART II - OTHER INFORMATION

  ITEM 1  Legal Proceedings                                         16-17

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


                          Merchants Bancshares, Inc.
                         Consolidated Balance Sheets
                                  Unaudited

                                                     June 30,    December 31,
(In thousands except share and per share data)         1999          1998
-----------------------------------------------------------------------------

ASSETS
  Cash and Due from Banks                            $ 20,964      $ 30,528
  Investments:
    Debt Securities Held for Sale                      82,313        72,205
    Debt Securities Held to Maturity                   94,032       103,851
     (Fair Value of $93,184 and $108,198)
    Trading Securities                                  1,047         1,095
---------------------------------------------------------------------------
      Total Investments                               177,392       177,151
---------------------------------------------------------------------------
  Loans                                               421,631       405,492
  Reserve for possible loan losses                     11,365        11,300
---------------------------------------------------------------------------
      Net Loans                                       410,266       394,192
---------------------------------------------------------------------------
  Federal Home Loan Bank Stock                          2,951         2,482
  Bank Premises and Equipment, Net                     12,654        13,185
  Investment in Real Estate Limited Partnerships        3,021         2,860
  Other Real Estate Owned                                 198           470
  Other Assets                                         14,848        14,005
---------------------------------------------------------------------------
      Total Assets                                   $642,294      $634,873
===========================================================================

LIABILITIES
  Deposits:
    Demand                                           $ 71,172      $ 85,998
    Savings, NOW and Money Market Accounts            337,292       309,897
    Time Deposits $100 thousand and Greater            23,948        22,746
    Other Time                                        125,392       131,821
---------------------------------------------------------------------------
      Total Deposits                                  557,804       550,462
---------------------------------------------------------------------------
    Demand Note Due U.S. Treasury                       4,000           283
    Other Short-Term Borrowings                         5,500         9,000
    Other Liabilities                                   6,020         7,890
    Long-Term Debt                                      6,664         6,409
---------------------------------------------------------------------------
      Total Liabilities                               579,988       574,044
---------------------------------------------------------------------------
Commitments and Contingencies (Note 4)

STOCKHOLDERS' EQUITY
  Preferred Stock Class A Non-Voting
   Authorized - 200,000, Outstanding 0                     --            --
  Preferred Stock Class B Voting
   Authorized - 1,500,000, Outstanding 0                   --            --
  Common Stock, $.01 Par Value                             44            44
    Shares Authorized                    7,500,000
           Outstanding  Current Period   4,238,259
                        Prior Period     4,259,278
  Treasury Stock (At Cost)                             (3,675)       (3,133)
                        Current Period     196,361
                        Prior Period       175,342
  Capital in Excess of Par Value                       33,079        33,073
  Retained Earnings                                    31,640        28,308
  Deferred Compensation Arrangements                    2,252         2,166
  Unrealized Gains on Securities Available for
   Sale, Net                                           (1,034)          371
---------------------------------------------------------------------------
      Total Stockholders' Equity                       62,306        60,829
---------------------------------------------------------------------------
      Total Liabilities and Stockholders' Equity     $642,294      $634,873
===========================================================================

Book Value Per Common Share                          $  14.23      $  13.84
===========================================================================

The accompanying notes are an integral part of these consolidated financial statements.


                         Merchants Bancshares, Inc.
                    Consolidated Statements of Operations
                                  Unaudited

                                                      Quarter Ended June 30,    Six months ended June 30,
(In thousands except per share data)                    1999         1998           1999         1998
---------------------------------------------------------------------------------------------------------

INTEREST AND DIVIDEND INCOME
  Interest and Fees on Loans                          $ 9,006      $ 9,376        $17,955      $18,619
  Interest and Dividends on Investments
    U.S. Treasury and Agency Obligations                2,590        2,698          5,287        5,285
    Other                                                 323           80            543          143
------------------------------------------------------------------------------------------------------
      Total Interest Income                            11,919       12,154         23,785       24,047
------------------------------------------------------------------------------------------------------

INTEREST EXPENSE
  Savings, NOW and Money Market Accounts                2,435        2,235          4,758        4,421
  Time Deposits $100 Thousand and Greater                 323          395            662          781
  Other Time Deposits                                   1,522        1,770          3,100        3,538
  Other Borrowed Funds                                    132          149            294          245
  Debt                                                    117          114            233          228
------------------------------------------------------------------------------------------------------
      Total Interest Expense                            4,529        4,663          9,047        9,213
------------------------------------------------------------------------------------------------------
  Net Interest Income                                   7,390        7,491         14,738       14,834
  Provision for Possible Loan Losses                       --         (119)            --         (119)
------------------------------------------------------------------------------------------------------
  Net Interest Income after Provision
   for Loan Losses                                      7,390        7,610         14,738       14,953
------------------------------------------------------------------------------------------------------

NONINTEREST INCOME
  Trust Company Income                                    470          492            913          919
  Service Charges on Deposits                             742          724          1,397        1,423
  Merchant Discount Fees                                  336          322            676          665
  Gain (Loss) on Sale of Investments, Net
   Settlement proceeds                                     --           --          1,326          120
  Other                                                   304          438            525          606
------------------------------------------------------------------------------------------------------
      Total Noninterest Income                          1,852        1,976          4,837        3,733
------------------------------------------------------------------------------------------------------

NONINTEREST EXPENSES
  Salaries and Wages                                    2,317        2,258          4,677        4,458
  Employee Benefits                                       626          538          1,259        1,107
  Occupancy Expense, Net                                  509          508          1,241        1,040
  Equipment Expense                                       557          635          1,122        1,259
  Legal and Professional Fees                             355          757            992        1,303
  Marketing                                               396          300            574          443
  Equity in Losses of Real Estate
   Limited Partnerships                                   125           75            254          169
  Expenses - Other Real Estate Owned                       60            7            147          124
  Loss on Disposition of Fixed Assets                      50           28            102           55
  Other                                                 1,381        1,383          2,749        2,626
------------------------------------------------------------------------------------------------------
      Total Noninterest Expenses                        6,376        6,489         13,117       12,584
------------------------------------------------------------------------------------------------------
Income Before Income Taxes                              2,866        3,097          6,458        6,102
  Provision for Income Taxes                              601          789          1,470        1,548
------------------------------------------------------------------------------------------------------

NET INCOME                                            $ 2,265      $ 2,308        $ 4,988      $ 4,554
======================================================================================================

Basic Earnings Per Common Share                       $  0.52      $  0.52        $  1.14      $  1.03
Diluted Earnings Per Common Share                     $  0.52      $  0.52        $  1.14      $  1.02

The accompanying notes are an integral part of these consolidated financial statements.


                         Merchants Bancshares, Inc.
               Consolidated Statements of Comprehensive Income
                                  Unaudited

                                                    Three Months Ended        Six Months Ended
                                                         June 30,                  June 30,
(In thousands)                                      1999         1998         1999         1998
------------------------------------------------------------------------------------------------

Net Income as Reported                            $ 2,265      $ 2,308      $ 4,988      $ 4,554
Change in Net Unrealized Appreciation
 of Securities, Net of Tax                         (1,162)         (82)      (1,403)        (100)
------------------------------------------------------------------------------------------------
Comprehensive Income Before Transfers
 From Available for Sale to
 Held to Maturity                                   1,103        2,226        3,585        4,454
Impact of transfer from Available for Sale
 to Held to Maturity                                    1            4           (2)          (1)
------------------------------------------------------------------------------------------------
Comprehensive Income                              $ 1,104      $ 2,230      $ 3,583      $ 4,453
================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.


                         Merchants Bancshares, Inc.
         Consolidated Statements of Changes in Stockholders' Equity
                  For the Year Ended December 31, 1998 and
                 the six months ended June 30, 1999 and 1998
                                  Unaudited

                                                                                             Net Unrealized
                                                                                              Appreciation
                                         Capital in                            Deferred      (Depreciation)
                                Common   Excess of    Retained    Treasury   Compensation    of Investment
(In thousands)                  Stock    Par Value    Earnings     Stock     Arrangements      Securities     Total
-------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1997       $44      $33,223     $21,537     $(2,220)     $  (10)          $    362     $52,936
  Net Income                      --           --       4,554          --          --                 --       4,554
  Purchase of Treasury Stock      --           --          --        (294)         --                 --        (294)
  Sale of Treasury Stock          --          (61)         --         189          --                 --         128
  Issuance of Stock under
   Employee Stock Option Plans    --           (9)         --         225          --                 --         216
  Dividends Paid                  --           --      (1,440)         --          --                 --      (1,440)
  Unearned Compensation --
   Restricted Stock Awards        --           --          --          --          (9)                --          (9)
  Change in Net Unrealized
   Appreciation (Depreciation)
   of Securities Available for
   Sale, Net of Tax               --           --          --          --          --               (100)       (100)
  Change in Net Unrealized
   Appreciation of Securities
   Transferred to the Held to
   Maturity Portfolio, Net
   of Tax                         --           --          --          --          --                 (1)         (1)
-------------------------------------------------------------------------------------------------------------------

Balance June 30, 1998             44       33,153      24,651      (2,100)        (19)               261      55,990
  Net Income                      --          --        5,268          --          --                 --       5,268
  Purchase of Treasury Stock      --          --           --      (1,126)         --                 --      (1,126)
  Sales of Treasury Stock         --          61           --        (189)         --                 --        (128)
  Issuance of Stock under
   Employee Stock Option Plans    --        (201)          --         149          --                 --         (52)
  Tax Benefit Related to Stock
   Option Exercises               --          60           --          --          --                 --          60
  Issuance of Stock under
   Deferred Compensation
   Arrangements                   --          --           --         133          --                 --         133
  Dividends Paid                  --          --       (1,611)         --          --                 --      (1,611)
  Unearned Compensation --
   Restricted Stock Awards        --          --           --          --         (11)                --         (11)
  Deferred Compensation           --          --           --          --       2,196                 --       2,196
  Change in Net Unrealized
   Appreciation (Depreciation)
   of Securities Available for
   Sale, Net of Tax               --          --           --          --          --                111         111
  Change in Net Unrealized
   Appreciation of Securities
   Transferred to the Held to
   Maturity Portfolio, Net
   of Tax                         --          --           --          --          --                 (1)         (1)
-------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1998        44      33,073       28,308      (3,133)      2,166                371      60,829
  Net Income                      --          --        4,988          --          --                 --       4,988
  Purchase of Treasury Stock      --          --           --        (638)         --                 --        (638)
  Sales of Treasury Stock         --          --           --          --          --                 --          --
  Issuance of Stock under
   Employee Stock Option Plans    --          --           --          --          --                 --          --
  Tax Benefit Related to Stock
   Option Exercises               --          --           --          --          --                 --          --
  Sale of Treasury Stock          --          --           --          65          --                 --          65
  Issuance of Stock under
   Deferred Compensation
   Arrangements                   --          --           --          31         (31)                --          --
  Dividends Paid                  --          --       (1,656)         --          --                 --      (1,656)
  Unearned Compensation --
   Restricted Stock Awards        --           6           --          --         117                 --         123
  Change in Net Unrealized
   Appreciation (Depreciation)
   of Securities Available for
   Sale, Net of Tax               --          --           --          --          --             (1,403)     (1,403)
  Change in Net Unrealized
   Appreciation of Securities
   Transferred to the Held to
   Maturity Portfolio, Net
   of Tax                         --          --           --          --          --                 (2)         (2)
-------------------------------------------------------------------------------------------------------------------

Balance, June 30, 1999           $44     $33,079      $31,640     $(3,675)     $2,252            $(1,034)    $62,306

The accompanying notes are an integral part of these consolidated financial statements.


                         Merchants Bancshares, Inc.
                    Consolidated Statement of Cash Flows
                                  Unaudited

                                                        For the six months ended June 30,
(In thousands)                                                1999            1998
-----------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                  $  4,988        $  4,554
Adjustments to Reconcile Net Income to Net Cash
 Provided by Operating Activities:
  Provision for Possible Loan Losses                              --            (119)
  Provision for Possible Losses on Other Real
   Estate Owned                                                   --               7
  Provision for Depreciation and Amortization                  1,248           1,288
  Net Gains on Sales of Loans and Leases                          --            (213)
  Net Losses on Sales of Premises and Equipment                  102              55
  Net Gains on Sales of Other Real Estate Owned                  (61)            (69)
  Equity in Losses of Real Estate Limited Partnerships           254             169
Changes in Assets and Liabilities:
  Increase in Interest Receivable                               (406)           (225)
  Decrease in Interest Payable                                  (420)           (160)
  Increase in Other Assets                                      (439)         (6,302)
  Decrease in Other Liabilities                               (1,449)         (1,400)
------------------------------------------------------------------------------------
      Net Cash Provided by (Used in) Operating Activities      3,817          (2,415)
------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from Sales of Investment Securities
   Available for Sale                                             --              --
  Proceeds from Maturities of Investment Securities           24,569          20,510
  Proceeds from Sales of Loans and Leases                         --          14,231
  Purchases of Federal Home Loan Bank Stock                     (468)           (186)
  Proceeds from Sales of Premises and Equipment                   --              --
  Proceeds from Sales of Other Real Estate Owned                 491             657
  Purchases of Available for Sale Investment Securities      (19,266)        (27,816)
  Purchases of Held to Maturity Investment Securities         (8,500)         (5,232)
  Principal Repayments Less than Loan Originations           (14,671)         (3,209)
  Investments in Real Estate Limited Partnerships               (416)           (192)
  Purchases of Premises and Equipment                           (478)           (342)
------------------------------------------------------------------------------------
      Net Cash Used in Investing Activities                  (18,739)         (1,579)
------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net Increase in Deposits                                     7,342          13,288
  Net Increase (Decrease) in Other Borrowed Funds                217          (4,000)
  Principal Payments on Debt                                      (3)             (3)
  Cash Dividends Paid                                         (1,656)         (1,440)
  Acquisition of Treasury Stock                                 (638)           (294)
  Proceeds From Sales of Treasury Stock                           65             128
  Issuance of stock under deferred compensation
   arrangements                                                   31              --
  Proceeds From Exercise of Employee Stock Options                --             216
------------------------------------------------------------------------------------
      Net Cash Provided by Financing Activities                5,358           7,895
------------------------------------------------------------------------------------

Increase (Decrease) in Cash and Cash Equivalents              (9,564)          3,901
Cash and Cash Equivalents Beginning of Year                   30,528          20,139
------------------------------------------------------------------------------------
Cash and Cash Equivalents End of Period                     $ 20,964        $ 24,040
====================================================================================

Total Interest Payments                                     $  9,467        $  4,823
Total Income Tax Payments                                      2,700           1,270
Transfer of Loans and Premises to Other Real Estate
 Owned                                                           140             381

The accompanying notes are an integral part of these consolidated financial statements.


                         MERCHANTS BANCSHARES, INC.
                                JUNE 30, 1999

NOTES TO FINANCIAL STATEMENTS:
See the Form 10-K filed as of December 31, 1998 for additional information.

NOTE 1:  RECENT ACCOUNTING DEVELOPMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes standards for reporting and accounting for derivative instruments ("derivatives") and hedging activities. The statement requires that derivatives be reported as assets or liabilities in the Consolidated Balance Sheets and that derivatives be reported at fair value. The statement establishes criteria for accounting for changes in the fair value of derivatives based on the intended use of the derivatives. The statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Based on Merchants Bank's (the Bank's) current use of derivatives Merchants Bancshares, Inc. (the Company) does not expect the adoption of SFAS No. 133 to have a material impact on the Company's financial position or results of operations.

NOTE 2:  EARNINGS PER SHARE

The following table presents a reconciliation of the calculations of basic and diluted earnings per share for the quarter ended June 30, 1999:

                                                 Net                   Per Share
                                               Income       Shares       Amount
--------------------------------------------------------------------------------
                                        (In thousands except share and per share data)

Basic Earnings Per Share:
  Income Available to Common Shareholders      $2,265      4,378,149      $0.52
Diluted Earnings Per Share:
  Options issued to Executives                     --          6,011
  Income available to Common Shareholders
   Plus Assumed Conversions                    $2,265      4,384,160      $0.52

Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the quarter. The computation of diluted earnings per share for the quarter ended June 30, 1999 excludes the effect of assuming the exercise of certain outstanding stock options because the effect would be anti-dilutive. As of June 30, 1999 there were 51,070 of such options outstanding with an exercise price of $27.75 and 48,346 of such options outstanding with an exercise price of $30.50.

NOTE 3:  STOCK REPURCHASE PROGRAM

On September 3, 1998 the Company announced that its Board of Directors authorized the Company to repurchase up to $2.2 million of its own securities, approximately 2% of outstanding shares at its then market value, through September 4, 1999. The stock buyback was authorized to take place periodically, subject to prevailing market conditions. Purchases are to be made on the open market and funded from available cash. As of August 11, 1999, the Company had repurchased 78,000 shares of its common stock at a total cost of approximately $1.9 million.

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

Among other things, the Vescios have alleged that the Bank or its representatives violated supposed oral promises in connection with the origination and funding of the financing, and have claimed that the Bank is liable to them for damages based on the Bank's supposed "control" of the project and its alleged breach of covenants of "good faith" which the plaintiffs believe are to be implied from the loan documents. In addition, the plaintiffs have contended that the Bank breached a duty of care they believe it owed to them, and have claimed that the Bank should not have exercised its contract rights when the loan went into default, but should have worked out the default in a way that was more favorable to the borrowers. Trial concluded in United States Bankruptcy Court in November 1998. In June of 1999, before entry of any findings or a decision on the merits, the trial judge recused himself from all cases involving the Bank. He completed his term as bankruptcy judge on July 31, 1999. No successor judge has been appointed. Two judges have temporarily been assigned to the bankruptcy court pending a new appointment. The timing of a decision on the merits of the case at the trial level cannot be predicted at this time. Although it is not possible at this stage to predict the outcome of this litigation, the Bank believes that it has meritorious defenses to the plaintiffs' allegations. The Bank intends to vigorously defend itself against these claims.

On March 25, 1999 the Merchants Trust Company (the Trust Company) received, as trustee, a recovery of $4.8 million on account of settlement of a 1994 class action suit filed in the United States District Court for the District of Minnesota. The Trust Company's claims, and the class action, arose from investments made in 1994 and earlier in the so-called Piper Jaffray Institutional Government Income Portfolio ("Piper Jaffray"). In the first quarter of 1999, the company realized $1.3 million as a result of that recovery. The balance of the $4.8 million is due to the Company's insurance carrier, pursuant to an agreement made with the carrier in December of 1994.

Lawyers representing the beneficiaries of five Trust Company accounts have asserted that their clients (the "Named Customers") and others similarly situated have not been fully reimbursed for damages allegedly suffered because of certain investments made by the Trust Company during 1993 and 1994 in Piper Jaffray. The Companies believe full reimbursement has been provided and that the Trust Company has no further liability on account of the Piper Jaffray investment. On July 15, 1999 the Trust company filed an action with the United States District Court for the District of Vermont seeking a declaratory judgement that the Trust Company has no further liability to the Named Customers

Merchants Bancshares, Inc. and certain of its subsidiaries have been named as defendants in various other legal proceedings arising from their normal business activities. Although the amount of any ultimate liability with respect to such proceedings cannot be determined, in the opinion of management, based upon the opinion of counsel on the outcome of such proceedings, any such liability will not have a material effect on the consolidated financial position of Merchants Bancshares, Inc. and its subsidiaries.


                         MERCHANTS BANCSHARES, INC.

ITEM 2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All adjustments necessary for a fair statement of the six months ended June 30, 1999 and 1998 have been included in the financial statements. The information was prepared from the books of Merchants Bancshares, Inc. (the Company) and its subsidiaries, Merchants Bank (the Bank) and Merchants Properties, Inc., without audit.

In the ordinary course of business, Merchants Bank makes commitments for possible future extensions of credit. On June 30, 1999, the Bank was obligated to fund $7.8 million of standby letters of credit. No losses are anticipated in connection with these commitments.

OVERVIEW

Merchants Bancshares, Inc. earned net income of $2.27 million, or diluted earnings per share of $.52 for the quarter ended June 30, 1999, compared to $2.31 million, or basic and diluted earnings per share of $.52 per share for the same period a year earlier. The return on average assets and return on average equity for the second quarter of 1999 were 1.41% and 14.63%, respectively, compared to 1.54% and 16.72% for the second quarter of 1998.

Merchants Bank agreed to acquire two branches from Vermont National Bank, pending regulatory approval, as part of the branch divestiture resulting from the merger of Chittenden Bank and Vermont National Bank. Merchants Bank plans a fourth quarter 1999 integration of these branches and began incurring costs related to the conversion and integration of the branches during the second quarter of 1999. These costs totaled $80 thousand for the quarter.

The Bank has been working for the past two years on alternative delivery options for its core Retail products. It recently signed a Master Marketing Agreement with a group of insurance companies based in Middlebury, Vermont that market their products under the name Co-operative Insurance Companies (The "Co-op"). The Co-op's agents will sell the Bank's products and will be paid a fee based on the specific product sold. Initially the program will be limited to the Bank's mortgage products, but it is anticipated among the parties that the deposit products of the Bank will be introduced to the agent network, pending regulatory approval.

RESULTS OF OPERATIONS

Net Interest Income: The Bank continues to experience margin compression as a result of the continuing flat yield curve environment. Many of the bank's funding sources are tied to short-term rates, while the assets are tied to longer term rates. The Bank's average interest earning assets were $39 million higher for the first six months of 1999 than they were for the first six months of 1998. At the same time, the Bank's interest bearing liabilities were $36 million higher than the same period in 1998. The average spread on those assets has decreased by 29 basis points period over period. During the first six months of 1999 the Bank's net interest margin decreased by 10 basis points and has decreased 39 basis points compared to the first six months of 1998. The Bank's average cost of funds has decreased by 37 basis points for the first six months of 1999 compared to the same period in 1998; while the average yield on interest earning assets has decreased 66 basis points. This decrease in yield on interest earning assets is attributable to both the continuing flat yield curve and is also caused by the Bank's ongoing efforts to de-emphasize higher risk commercial real estate loans in favor of lower risk, and generally lower yielding, residential real estate. The schedule on pages 14 and 15 shows the yield analysis for the periods reported.

Provision for Loan Losses: The improved asset quality achieved over the last few years will be maintained as the portfolio grows by adhering to the strong underwriting standards that have been established. Management's analysis of the reserve adequacy concluded that a provision for possible loan losses was not necessary during the first six months of 1999. See the discussion of Non-Performing Assets on page 12 for more information on the loan loss reserve.

Non-interest income: Excluding certain litigation settlement proceeds of $1.3 million received in 1999 and $120 thousand received in 1998; non-interest income has decreased slightly for the first six months of 1999
compared to 1998.   For more information on the settlement proceeds see
Part II, Item 1, Legal Proceedings. Other noninterest income decreased by $81 thousand (13.3%) for the first six months of 1999 compared to 1998, and decreased $134 thousand for the second quarter of 1999 compared to the second quarter of 1998. There are several factors contributing to these changes. The Bank sold loans totaling $13 million on June 30, 1998, and recognized a gain of $213 thousand on that sale; there have been no gains on loan sales during 1999. This decrease in revenue was offset by increased ATM fees and debit card fee income. The Bank implemented an ATM surcharge for non-Bank customers during the fourth quarter of 1998. ATM and debit card fees were $130 thousand higher for the first six months of 1999 compared to 1998, and were $73 thousand higher for the second quarter of 1999 compared to the second quarter of 1998. The Bank's total deposit service charge revenue is $26 thousand (2%) lower for the first six months of 1999 compared to the first six months of 1998. The decrease in service charge revenue is due primarily to the success of the Bank's FreedomLYNX(r) checking account product, an account that generally charges no fees. Monthly service charges have decreased by $103 thousand for the first six months of 1999. The decrease in monthly service charge revenue has been largely offset by an increase in the Bank's overdraft charges, a component of Service Charges on Deposits. The increase in the overdraft charges took effect May 1, 1999; net overdraft revenue for the first six months of 1999 was $89 thousand higher than the first six months of 1998.

Non-interest expenses: Total non-interest expenses for the six months ended June 30, 1999 have increased $533 thousand (4.2%). Marketing expenses were $96 thousand higher during the second quarter of 1999 compared to the same period in 1998, and were $131 thousand higher for the first six months of 1999 compared to the same period in 1998. The Bank launched two major marketing campaigns during the first half of the year, celebrating its 150th birthday and promoting its "Free Checking for Life" initiative. Through September 30, 1999 the Bank will drop all electronic requirements for its FreedomLYNX(r) account and offer the account free for life. The "Free Checking for Life" campaign has helped to more than double FreedomLYNX(r) sales activity. These sales efforts have served to fuel the continued strong deposit growth the Bank has experienced this year (see Balance Sheet analysis).

Salaries, wages and employee benefits have increased by $147 thousand (5.3%) for the second quarter of 1999 compared to the second quarter of 1998; and $219 thousand (4.9%) for the first six months of 1999 compared to the first six months of 1998. The Bank has authorized three new positions during the last year, all of whom are in the sales departments. This additional staff will support the Bank's sales efforts and will help to fuel continued balance sheet growth. Additionally, the Bank has seen incremental increases in salary costs related to Year 2000 testing and preparation. Occupancy expenses were flat for the second quarter of 1999 compared to the second quarter of 1998, and were $201 thousand higher (19.3%) for the first six months of 1999 compared to the same period in 1998. This increase is due primarily to a one-time charge taken as a result of the Bank's vacating a property under lease. Legal and professional fees have decreased $402 thousand (53.1%) quarter over quarter and $311 thousand (23.9%) for the first six months of 1999 compared to the first six months of 1998. The decrease for the quarter is attributable to a $60 thousand recovery of legal expenses from our insurance company, as well as the timing of expenses incurred by the Bank as it defends itself in certain litigation. For more information on this litigation see Part II,
Item 1, Legal Proceedings.

BALANCE SHEET ANALYSIS

Average deposits increased $14.6 million during the first six months of 1999, and are $40.3 million higher than one year ago. The Bank's continued focused sales efforts have fueled this growth. The sales program, LYNX Banking, has as its foundation fewer products that have potential lifetime appeal to the Bank's customers. The Bank's FreedomLYNX(r) checking account has no minimum balance requirements, pays interest on balances over a minimum amount, and generally charges no fees. Due to the efforts of our sales staff more than 5,600 new FreedomLYNX(r) accounts were opened during the first six months of the year and total balances at June 30, 1999 were $31 million. The cost of funds for this product is approximately 1.38%.
The Bank's MoneyLYNX(tm) and CommerceLYNX(tm) Money Market accounts have also been a great success. These products, although just a year old, had $101 million in balances at quarter end. Money market account balances overall have grown $32 million over the course of the first six months of the year at a cost of funds of approximately 4.07%.

Total loans have increased $16.1 million (4.0%) during the second quarter. The Bank continued to experience growth in its streamlined portfolio mortgage product, RealLYNX(tm), during 1999. Balances grew $11.1 million (10.4%) during the first six months of the year. The Bank is re-focusing its efforts on small business development, the results can be seen in the $5.2 million (8.1%) growth in the commercial loan portfolio. At the same time the Bank continues to de-emphasize its commercial real estate portfolio, which has increased slightly over $1 million during the first six months of 1999. Installment loans and Homelines decreased $844 thousand during the year, a reflection of the current highly competitive environment for these types of credit.

The Bank has taken steps to protect its variable rate funding sources. The Bank has entered into three-year interest rate cap contracts to mitigate the effects on net interest income in the event interest rates on variable rate deposits increase. The aggregate notional amount of these contracts is $50 million. The Bank has also entered into three-year interest rate floors to mitigate the effect of net interest income in the event interest rates on floating rate loans decline. The aggregate notional amount of these contracts is $30 million. The interest rate floors are currently in the money and the Bank has recorded income of $41 thousand on those floors year to date.

YEAR 2000

Introduction: The Company, like most users of computers, computer software, and equipment utilizing computer software, faces a critical challenge regarding the Year 2000 date change. The Year 2000 issue, which is common to most corporations, and especially important to banks, concerns the inability of information systems, primarily computer software programs, to properly recognize and process date sensitive information as the Year 2000 approaches. If not corrected, many computer applications could fail or create inaccurate results. The bank regulatory agencies which regulate the conduct of the Company, the Bank and the Trust Company, through the auspices of the Federal Financial Institutions Examination Council (FFIEC) have issued compliance guidelines requiring financial institutions to develop and implement plans to address the Year 2000 issue. During the past two years, the Company has devoted substantial time and resources toward ensuring that the Company's and its subsidiaries' operations will not be adversely impacted by the pending date change. The Bank's primary regulator, the Federal Deposit Insurance Corporation/State of Vermont, has been monitoring, and continues to monitor, the Bank's planning and implementation process on a regular basis. The Company has also contracted with a national accounting firm to perform an independent review of the Company's Year 2000 preparations. These reviews commenced during the fourth quarter of 1998 and have continued into 1999. The Company's management remains committed to the continued deployment of the necessary internal and external resources toward addressing the Year 2000 issue.

State of Readiness: As required by the Company's and its subsidiaries' regulatory agencies, the Company, through its Year 2000 Committee (the Committee), has developed a Year 2000 compliance plan. The Company's plan addresses the five basic phases of achieving Year 2000 compliance; (i) project management, (ii) awareness, (iii) assessment, (iv) testing and (v) renovation and implementation. Project management began in the middle of 1997 as the Committee was formed. Since its formation, the Committee has met on a regular basis to discuss and plan the specific actions that the Company, the Bank and the Trust Company need to take to verify that the Company and its subsidiaries will be prepared for the date change. In addition, the Company has developed a strategy to ensure that its software vendors are also taking steps to address the Year 2000 date change. The Committee is comprised of senior executive officers of the Company, the Bank and the Trust Company. The Committee is chaired by the Bank's Senior Operations Officer, and includes the Company's Chief Financial Officer, the Bank's Chief Auditor/Risk Management Officer, the Bank's Information Systems Manager, the Bank's Credit Manager, the Bank's Deposit Operations Manager, a Trust Company Officer and the Bank's Facilities/Security Administration Manager. The Committee provides progress reports to the Company's senior management and reports at least quarterly to the Company's Board of Directors.

Through the Committee, the Company has also taken steps to promote awareness of the Year 2000 issue throughout its entire organization. In addition, the Company has sought to raise the awareness of its vendors, service providers and larger borrowing customers as to the Year 2000 issue in light of the critical role these entities play in the operations of the Company. The Committee has contacted each of these entities and requested a Year 2000 plan and testing information. The Company has received responses from 100% of its vendors and service providers. The majority (94%) of the Company's significant borrowers have also responded. The Committee intends to follow-up with these customers throughout 1999 and into the Year 2000.

Assessment is the process of identifying all mission-critical applications that could be adversely affected by the date change. The Company's assessment phase is substantially complete. Throughout its history, independent of Year 2000 issues, the Company has sought to purchase its critical core hardware and software from vendors who it perceives as having strong reputations as leading financial industry service providers. The Company has received and installed Year 2000 compliant software upgrades from all mission critical vendors. Substantial progress has been made with respect to the fourth phase of the Company's Year 2000 plan, testing. Testing of the Company's core computer and peripheral equipment infrastructure and the infrastructure of the Company's personal computer desktop network has been successfully completed. Testing of mission critical customer accounting software applications was completed successfully on June 16, 1999, in advance of the June 30, 1999 FFIEC suggested testing completion date. All other systems and applications have been scheduled for testing prior to September 30, 1999. In the Plan, each of these non-mission critical systems has an established target date by which steps must be taken to replace any non-compliant systems. The Company is confident that all tests will be completed in advance of those target dates.

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

Costs to Address the Year 2000 Issue: The total financial costs associated with the Year 2000 problem cannot be predicted at this time with absolute certainty. As may be expected, the Committee currently estimates that there will be costs associated with replacing certain non-compliant software and/or hardware. The Company has hired a full-time project coordinator to oversee the testing phase of the Year 2000 project. Although no other staff additions are currently planned, the Committee estimates that approximately 30-35 people (about 10% of our staff) are spending some portion of their time working on the Year 2000 project. Additionally, the Company has hired a third party to evaluate the Bank's loan loss reserve adequacy in light of Year 2000 concerns. At this time, the Company does not anticipate a need for any additional loan loss provision related specifically to Year 2000 risks. The Company has replaced all of the Bank's ATMs as well as upgraded certain software and equipment. Management had approved the replacement of the ATMs prior to Year 2000 budget planning since most were 15 to 20 years old. Out of the total estimated $1.2 million in capital costs $838 thousand is budgeted to upgrade the ATM network. The Bank spent $680 thousand for ATM and other Year 2000 upgrades during 1998 and $382 thousand for the first half of 1999. These costs have been, and when incurred in the future will be, capitalized and depreciated over the estimated useful lives of the assets, as such assets represent replacement of existing equipment, which are not mainly being remediated for Year 2000. The Bank has incurred direct (non-capital expenditures) Year 2000 expenses totaling $69 thousand for the first half of 1999, and $163 thousand for all of 1998, these expenses have been charged to expense as incurred. Additional expenses related to the project are currently estimated to be $147 thousand and will be charged to expense as incurred.

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

INCOME TAXES

The Company recognized $730 thousand in low income housing tax credits for the first six months of 1999 and $540 thousand for the same period in 1998, representing the amount of the income tax credits earned during those quarters. The recognition of these low income housing tax credits has reduced the Company's effective tax rate to 21% and 23% for the quarter and six months ended June 30, 1999, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity, as it pertains to banking, can be defined as the ability to generate cash in the most economical way to satisfy loan demand, deposit withdrawal demand, and to meet other business opportunities, which require cash. The Bank has a number of sources of liquid funds; including $25 million in available Federal Funds lines of credit at June 30, 1999; an overnight line of credit with the Federal Home Loan Bank (FHLB) of $15 million; an estimated additional borrowing capacity with FHLB of $76 million; and the ability to borrow through the use of repurchase agreements, collateralized by the Bank's investments, with certain approved counterparties.

NON-PERFORMING ASSETS AND THE RESERVE FOR POSSIBLE LOAN LOSSES

The following tables summarize the Bank's non-performing assets as of June 30, 1999, December 31, 1998, and June 30, 1998:

(In thousands)                       June 30, 1999    December 31, 1998    June 30, 1998
----------------------------------------------------------------------------------------

Nonaccrual Loans                        $1,979              $2,103            $4,853
Loans Past Due 90 Days
 or More and Still Accruing                 48                 170               438
Restructured Loans                         469                 320               333
------------------------------------------------------------------------------------
Total Non-performing Loans (NPL)         2,496               2,593             5,624
Other Real Estate Owned                    198                 470               377
------------------------------------------------------------------------------------
Total Non-performing Assets (NPA)       $2,694              $3,063            $6,001
====================================================================================

Note: Included in nonaccrual loans are certain loans whose terms have been substantially modified in troubled debt restructuring.

Discussion of events affecting NPA: Significant events affecting the categories of NPA are discussed below:

Nonaccrual Loans:
      During the second quarter of 1999 approximately $893 thousand in reductions to nonaccrual loans were offset in part by approximately $586 thousand of additions. Of the reported increase, approximately $171 thousand was concentrated in one account, with the remaining balance comprised of loans from eleven borrowers.

Loans Past Due 90 Days:
      Loans past due 90 days decreased $15 thousand in the second quarter, after dropping $107 thousand in the quarter ended March 31, 1999.

Restructured Loans:
      There was a net decrease of $10 thousand in restructured loans during the second quarter of 1999.

Other Real Estate Owned:
      Two properties with a total net book value of $140 thousand were added to this category during the period.

The reserve for possible loan losses is based on management's estimate of the amount required to reflect the risks in the loan portfolio, based on circumstances and conditions known or anticipated at each reporting date. Merchants Bank reviews the adequacy of the Reserve for Possible Loan Losses ("RPLL") at least quarterly. Factors considered in evaluating the adequacy of the reserve include previous loss experience, current economic conditions and their effect on the borrowers, the performance of individual loans in relation to contract terms and estimated fair values of properties to be foreclosed. The method used in determining the amount of the RPLL is not based on maintaining a specific percentage of RPLL to total loans or total nonperforming assets. Rather, the methodology is a comprehensive analytical process of assessing the credit risk inherent in the loan portfolio. This assessment incorporates a broad range of factors, which indicate both general and specific credit risk, as well as a consistent methodology for quantifying probable credit losses. Losses are charged against the RPLL when management believes that the collectibility of principal is doubtful. To the extent management determines the level of anticipated losses in the portfolio have significantly increased or diminished, the RPLL is adjusted through current earnings. As part of the Bank's analysis of specific credit risk, detailed and extensive reviews are done on larger credits and problematic credits identified on the watched asset list, nonperforming asset listings and internal credit rating reports. Loans deemed impaired at June 30, 1999 totaled $2.9 million, of this total $2.5 million are included as non-performing assets in the table above. Impaired loans have been allocated $157 thousand of the RPLL.

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

The following table reflects the Bank's non-performing asset and coverage ratios as of June 30, 1999, December 31, 1998 and June 30, 1998:

                                        June 30, 1999    December 31, 1998    June 30, 1998
-------------------------------------------------------------------------------------------

Percentage of Non-performing
 Loans to Total Loans                       0.59%              0.64%             1.48%
Percentage of Non-performing Assets
 to Total Loans plus Other Real
 Estate Owned                               0.64%              0.75%             1.58%
Percentage of RPLL to Total Loans           2.70%              2.79%             3.64%
Percentage of RPLL to NPL                    455%               436%              245%
Percentage of RPLL to NPA                    422%               369%              230%

Management considers the balance of the RPLL adequate at June 30, 1999. Management's assessment of the adequacy of the RPLL concluded that a provision was not necessary during the first or second quarters of 1999.


Merchants Bancshares, Inc.
Supplemental Information

                                                                     Three Months Ended
                                           -------------------------------------------------------------------
                                                      June 30, 1999                      June 30, 1998
(In thousands except share and per share data)
                                                         Interest                           Interest
                                            Average      Income/    Average    Average      Income/    Average
(Fully Taxable Equivalent)                  Balance      Expense     Rate      Balance      Expense     Rate
--------------------------------------------------------------------------------------------------------------

INTEREST EARNING ASSETS
  Loans (1)                                 $416,731     $ 9,021     8.68%     $391,538     $ 9,395     9.62%
  Taxable Investments                        182,462       2,896     6.37%      168,205       2,738     6.53%
  Federal Funds Sold and Securities
   Purchased Under Agreements to Resell        1,451          17     4.70%        2,918          40     5.50%
-------------------------------------------------------------------------------------------------------------
Total Interest Earning Assets               $600,644     $11,934     7.97%     $562,661     $12,173     8.68%
=============================================================================================================

INTEREST BEARING LIABILITIES
  Savings, NOW and Money Market Deposits    $331,974     $ 2,435     2.94%     $278,265     $ 2,235     3.22%
  Time Deposits                              147,926       1,845     5.00%      160,885       2,164     5.40%
-------------------------------------------------------------------------------------------------------------
      Total Savings and Time Deposits        479,900       4,280     3.58%      439,150       4,399     4.02%

  Federal Funds Purchased                      1,483          19     5.14%          997          15     6.05%
  Other Borrowed Funds                         9,228         113     4.89%        9,670         135     5.59%
  Debt                                         6,662         117     7.04%        6,412         114     7.13%
-------------------------------------------------------------------------------------------------------------
      Total Interest Bearing Liabilities     497,273       4,529     3.65%      456,229       4,663     4.10%

Other Liabilities & Stockholders' Equity
 (Net of Non-Interest Earning Assets)        103,371                            106,432
                                            --------                           --------

Total Liabilities & Stockholders' Equity
 (Net of Non-Interest Earning Assets)       $600,644                           $562,661
                                            ========                           ========

Rate Spread                                                          4.32%                              4.58%
                                                                     ====                               ====

Net Yield on Interest Earning Assets                                 4.95%                              5.35%
                                                                     ====                               ====

<F1> Includes principal balance of non-accrual

Merchants Bancshares, Inc.
Supplemental Information

                                                                      Six Months Ended
                                            ------------------------------------------------------------------
                                                      June 30, 1999                      June 30, 1998
(In thousands except share and per share data)
                                                         Interest                           Interest
                                            Average      Income/    Average    Average      Income/    Average
(Fully Taxable Equivalent)                  Balance      Expense     Rate      Balance      Expense     Rate
--------------------------------------------------------------------------------------------------------------

INTEREST EARNING ASSETS
  Loans (1)                                 $412,834     $17,985     8.79%     $390,864     $18,657     9.63%
  Taxable Investments                        181,853       5,799     6.43%      163,409       5,362     6.62%
  Federal Funds Sold and Securities
   Purchased Under Agreements to Resell        1,365          31     4.58%        2,407          66     5.53%
-------------------------------------------------------------------------------------------------------------
      Total Interest Earning Assets         $596,052     $23,815     8.06%     $556,680     $24,085     8.72%
=============================================================================================================

INTEREST BEARING LIABILITIES
  Savings, NOW and Money Market Deposits    $322,301     $ 4,758     2.98%     $276,087     $ 4,421     3.23%
  Time Deposits                              149,625       3,762     5.07%      161,336       4,319     5.40%
-------------------------------------------------------------------------------------------------------------
      Total Savings and Time Deposits        471,926       8,520     3.64%      437,423       8,740     4.03%

  Federal Funds Purchased                      1,782          42     4.75%        1,108          32     5.82%
  Other Borrowed Funds                         8,543         249     5.88%        7,885         213     5.44%
  Debt                                         6,664         233     7.04%        6,414         228     7.18%
-------------------------------------------------------------------------------------------------------------
      Total Interest Bearing Liabilities     488,915       9,044     3.73%      452,830       9,213     4.10%

Other Liabilities & Stockholders' Equity
 (Net of Non-Interest Earning Assets)        107,137                            103,850
                                            --------                           --------

Total Liabilities & Stockholders' Equity
 (Net of Non-Interest Earning Assets)       $596,052                           $556,680
                                            ========                           ========

Rate Spread                                                          4.33%                              4.62%
                                                                     ====                               ====

Net Yield on Interest Earning Assets                                 5.00%                              5.39%
                                                                     ====                               ====

<F1> Includes principal balance of non-accrual


                         MERCHANTS BANCSHARES, INC.
                                JUNE 30, 1999

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

Among other things, the Vescios have alleged that the Bank or its representatives violated supposed oral promises in connection with the origination and funding of the financing, and have claimed that the Bank is liable to them for damages based on the Bank's supposed "control" of the project and its alleged breach of covenants of "good faith" which the plaintiffs believe are to be implied from the loan documents. In addition, the plaintiffs have contended that the Bank breached a duty of care they believe it owed to them, and have claimed that the Bank should not have exercised its contract rights when the loan went into default, but should have worked out the default in a way that was more favorable to the borrowers. Trial concluded in United States Bankruptcy Court in November 1998. In June of 1999, before entry of any findings or a decision on the merits, the trial judge recused himself from all cases involving the Bank. He completed his term as bankruptcy judge on July 31, 1999. No successor judge has been appointed. Two judges have temporarily been assigned to the bankruptcy court pending a new appointment. The timing of a decision on the merits of the case at the trial level cannot be predicted at this time. Although it is not possible at this stage to predict the outcome of this litigation, the Bank believes that it has meritorious defenses to the plaintiffs' allegations. The Bank intends to vigorously defend itself against these claims.

On March 25, 1999 the Trust Company received, as trustee, a recovery of $4.8 million on account of settlement of a 1994 class action suit filed in the United States District Court for the District of Minnesota. The Trust Company's claims, and the class action, arose from investments made in 1994 and earlier in the so-called Piper Jaffray Institutional Government Income Portfolio ("Piper Jaffray"). In the first quarter of 1999, the company realized $1.3 million as a result of that recovery. The balance of the $4.8 million is due to the Company's insurance carrier, pursuant to an agreement made with the carrier in December of 1994.

Lawyers representing the beneficiaries of five Trust Company accounts have asserted that their clients (the "Named Customers") and others similarly situated have not been fully reimbursed for damages allegedly suffered because of certain investments made by the Trust Company during 1993 and 1994 in Piper Jaffray. The Companies believe full reimbursement has been provided and that the Trust Company has no further liability on account of the Piper Jaffray investment. On July 15, 1999 the Trust company filed an action with the United States District Court for the District of Vermont seeking a declaratory judgement that the Trust Company has no further liability to the Named Customers.

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

                                JUNE 30, 1999

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Merchants Bancshares, Inc.


                                       /s/ Joseph L. Boutin
                                       --------------------------------
                                       Joseph L. Boutin, President


                                       /s/ Janet P. Spitler
                                       --------------------------------
                                       Janet P. Spitler, Treasurer

                                       August 13, 1999
                                       --------------------------------
                                       Date