Form 10-Q
period 1999-09-30
MERCHANTS BANCSHARES INC
filed 1999-11-15
CIK 726517

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549



                                  FORM 10-Q

              QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTER ENDED SEPTEMBER 30, 1999
                       COMMISSION FILE NUMBER 0-11595


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

                              YES [X]    NO [ ]
                                  ---       ---

    4,357,375 Shares Common Stock $.01 Par Outstanding September 30, 1999


                         MERCHANTS BANCSHARES, INC.

                             INDEX TO FORM 10-Q


PART I
ITEM 1    FINANCIAL STATEMENTS

          Consolidated Balance Sheets
          September 30, 1999 and December 31, 1998                        1

          Consolidated Statements of Operations
          For the three months ended September 30, 1999 and 1998 and
          the nine months ended September 30, 1999 and 1998               2

          Consolidated Statements of Comprehensive Income
          For the three months ended September 30, 1999 and 1998 and
          the nine months ended September 30, 1999 and 1998               3

          Consolidated Statement of Changes in Stockholders' Equity
          For the nine months ended September 30, 1999 and 1998 and
          the Year ended December 31, 1998                                4

          Consolidated Statements of Cash Flows
          For the nine months ended September 30, 1999 and 1998           5

          Footnotes to Financial Statements as of September 30, 1999    6-7

ITEM 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations                          8-16

PART II - OTHER INFORMATION

ITEM 1  Legal Proceedings                                             17-18

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


                         Merchants Bancshares, Inc.
                         Consolidated Balance Sheets
                                  Unaudited


                                                                          September 30,    December 31,
(In thousands except share and per share data)                                1999             1998
-------------------------------------------------------------------------------------------------------

ASSETS
  Cash and Due from Banks                                                   $ 25,511        $ 30,528
  Investments:
    Debt Securities Held for Sale                                             62,990          72,205
    Debt Securities Held to Maturity                                         124,551         103,851
     (Fair Value of $122,365 and $108,198)
    Trading Securities                                                         1,037           1,095
                                                                            ------------------------
      Total Investments                                                      188,578         177,151
                                                                            ------------------------
  Loans                                                                      426,857         405,492
  Reserve for possible loan losses                                            11,345          11,300
                                                                            ------------------------
      Net Loans                                                              415,512         394,192
                                                                            ------------------------
  Federal Home Loan Bank Stock                                                 2,951           2,482
  Federal Funds Sold                                                           4,000              --
  Bank Premises and Equipment, Net                                            12,446          13,185
  Investment in Real Estate Limited Partnerships                               2,856           2,860
  Other Real Estate Owned                                                         28             470
  Other Assets                                                                14,935          14,005
                                                                            ------------------------
      Total Assets                                                          $666,817        $634,873
                                                                            ========================
LIABILITIES
  Deposits:
  Demand                                                                    $ 83,515        $ 85,998
  Savings, NOW and Money Market Accounts                                     347,971         309,897
  Time Deposits $100 thousand and Greater                                     23,789          22,746
  Other Time                                                                 122,600         131,821
                                                                            ------------------------
      Total Deposits                                                         577,875         550,462
                                                                            ------------------------

  Demand Note Due U.S. Treasury                                                4,000             283
  Other Short-Term Borrowings                                                  9,000           9,000
  Other Liabilities                                                            5,834           7,890
  Long-Term Debt                                                               6,634           6,409
                                                                            ------------------------
      Total Liabilities                                                      603,343         574,044
                                                                            ------------------------
Commitments and Contingencies (Note 4)
STOCKHOLDERS' EQUITY
  Preferred Stock Class A Non-Voting
   Authorized - 200,000, Outstanding 0                                            --              --
  Preferred Stock Class B Voting
   Authorized - 1,500,000, Outstanding 0                                          --              --
  Common Stock, $.01 Par Value                                                    44              44
    Shares Authorized                                      7,500,000
    Outstanding,  Current Period                           4,215,097
                  Prior Period                             4,259,278
  Treasury Stock (At Cost)                                                    (4,237)         (3,133)
         Current Period                                      219,523
         Prior Period                                        175,342
  Capital in Excess of Par Value                                              33,081          33,073
  Retained Earnings                                                           33,393          28,308
  Deferred Compensation Arrangements                                           2,317           2,166
  Unrealized Gains (losses) on Securities
   Available for Sale, Net                                                    (1,124)            371
                                                                            ------------------------
      Total Stockholders' Equity                                              63,474          60,829
                                                                            ------------------------
      Total Liabilities and Stockholders' Equity                            $666,817        $634,873
                                                                            ========================
Book Value Per Common Share                                                 $  14.57        $  13.84
                                                                            ========================

The accompanying notes are an integral part of these consolidated financial statements.


                         Merchants Bancshares, Inc.
                      Consolidated Statements of Operations
                                  Unaudited

                                                 Quarter Ended September 30,   Nine months ended September 30,
(In thousands except per share data)                  1999          1998           1999           1998
----------------------------------------------------------------------------------------------------------------
INTEREST AND DIVIDEND INCOME
  Interest and Fees on Loans                        $ 9,312       $ 9,073        $27,267        $27,692
  Interest and Dividends on Investments
   U.S. Treasury and Agency Obligations               2,603         2,701          7,890          7,987
   Other                                                431           195            974            338
                                                    ---------------------------------------------------
      Total Interest Income                          12,346        11,969         36,131         36,017
                                                    ---------------------------------------------------
INTEREST EXPENSE
  Savings, NOW and Money Market Accounts              2,555         2,393          7,313          6,814

  Time Deposits $100 Thousand and Greater               366           401          1,028          1,182

  Other Time Deposits                                 1,449         1,751          4,549          5,290
  Other Borrowed Funds                                   79            26            373            271
  Debt                                                  118           116            351            344
                                                    ---------------------------------------------------
      Total Interest Expense                          4,567         4,687         13,614         13,901
                                                    ---------------------------------------------------
  Net Interest Income                                 7,779         7,282         22,517         22,116
  Provision for Possible Loan Losses                   (134)           --           (134)          (119)
                                                    ---------------------------------------------------
  Net Interest Income after Provision
   for Loan Losses                                    7,913         7,282         22,651         22,235
                                                    ---------------------------------------------------
NONINTEREST INCOME
  Trust Company Income                                  426           410          1,339          1,329
  Service Charges on Deposits                           774           649          2,171          2,072

  Settlement proceeds                                    --            --          1,326            120
  Gain (Loss) on Sale of Investments, Net                --            44             --             44
  Other                                                 325           315            889            999
                                                    ---------------------------------------------------
      Total Noninterest Income                        1,525         1,418          5,725          4,564
                                                    ---------------------------------------------------
NONINTEREST EXPENSES
  Salaries and Wages                                  2,508         2,309          7,185          6,767
  Employee Benefits                                     547           420          1,806          1,527
  Occupancy Expense, Net                                473           473          1,714          1,513
  Equipment Expense                                     568           636          1,690          1,895
  Legal and Professional Fees                           587           323          1,579          1,626
  Marketing                                             315           315            889            758
  Equity in Losses of Real Estate
   Limited Partnerships                                 143            94            397            263
  (Income) Expenses - Other Real Estate Owned          (280)           51           (133)           175
    Loss on Disposition of Fixed Assets                  46            45            148            100
  Other                                               1,151           913          3,263          2,952
                                                    ---------------------------------------------------
      Total Noninterest Expenses                      6,058         5,579         18,538         17,576
                                                    ---------------------------------------------------
Income Before Income Taxes                            3,380         3,121          9,838          9,223
  Provision for Income Taxes                            779           789          2,249          2,337
                                                    ---------------------------------------------------

NET INCOME                                          $ 2,601       $ 2,332        $ 7,589        $ 6,886
                                                    ===================================================

Basic Earnings Per Common Share                     $  0.59       $  0.53        $  1.73        $  1.55
Diluted Earnings Per Common Share                   $  0.59       $  0.53        $  1.73        $  1.55

The accompanying notes are an integral part of these consolidated financial statements.


                         Merchants Bancshares, Inc.
              Consolidated Statements of Comprehensive Income
                                  Unaudited

                                                          Three Months Ended       Nine Months Ended
                                                             September 30,           September 30,
(In thousands)                                             1999        1998        1999        1998
--------------                                            ------------------------------------------
Net Income as Reported                                    $2,601      $2,332      $7,589      $6,886
Change in Net Unrealized Appreciation (Depreciation)
 of Securities, Net of Tax                                   557         335        (845)        236
Less: Reclassification Adjustments for
 Securities Gains Included in Net Income,
  Net of Taxes                                                --         (29)         --         (29)
                                                          ------------------------------------------
Comprehensive Income Before Transfers
 From Available for Sale to Held to Maturity               3,158       2,638       6,744       7,093
Impact of transfer from Available for Sale to
 Held to Maturity                                           (648)          1        (650)         (1)
                                                          ------------------------------------------
Comprehensive Income                                      $2,510      $2,639      $6,094      $7,092
                                                          ==========================================

The accompanying notes are an integral part of these consolidated financial statements.


                         Merchants Bancshares, Inc.
         Consolidated Statements of Changes in Stockholders' Equity
                  For the Year Ended December 31, 1998 and
              the nine months ended September 30, 1999 and 1998
                                  Unaudited

                                                                                                        Net Unrealized
                                                                                                         Appreciation
                                                     Capital in                             Deferred    (Depreciation)
                                            Common   Excess of    Retained   Treasury     Compensation   of Investment
(In thousands)                              Stock    Par Value    Earnings     Stock      Arrangements     Securities    Total
-------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997                   $44      $33,223      $21,537      $(2,220)      $  (10)      $   362      $52,936
  Net Income                                  --           --        6,886           --           --            --        6,886
  Purchase of Treasury Stock                  --           --           --         (846)          --            --         (846)
  Sale of Treasury Stock                      --          (61)          --          344           --            --          283
  Issuance of Stock under
   Employee Stock Option Plans                --          (76)          --          225           --            --          149
  Dividends Paid                              --           --       (2,213)         (24)          --            --       (2,237)
  Unearned Compensation --
  Restricted Stock Awards                     --           --           --           --          (14)           --          (14)
  Deferred Compensation                       --           --           --           --        2,131            --        2,131
  Change in Net Unrealized Appreciation
   (Depreciation) of Securities
    Available for Sale, Net of Tax            --           --           --           --           --           207          207
  Change in Net Unrealized Appreciation
   of Securities Transferred to the Held
    to Maturity Portfolio, Net of Tax         --           --           --           --           --            (1)          (1)
                                             ----------------------------------------------------------------------------------
Balance September 30, 1998                    44       33,086       26,210       (2,521)       2,107           568       59,494
  Net Income                                  --           --        2,936           --           --            --        2,936
  Purchase of Treasury Stock                  --           --           --         (574)          --            --         (574)
  Sales of Treasury Stock                     --           61           --         (344)          --            --         (283)
  Issuance of Stock under
   Employee Stock Option Plans                --         (134)          --          149           --            --           15
  Tax Benefit Related to Stock
   Option Exercises                           --           60           --           --           --            --           60
  Issuance of Stock under
  Deferred Compensation Arrangements          --           --           --          133           --            --          133
  Dividends Paid                              --           --         (838)          24           --            --         (814)
  Unearned Compensation --
  Restricted Stock Awards                     --           --           --           --           (6)           --           (6)
  Deferred Compensation                       --           --           --           --           65            --           65
  Change in Net Unrealized Appreciation
   (Depreciation) of Securities
    Available for Sale, Net of Tax            --           --           --           --           --          (196)        (196)
  Change in Net Unrealized Appreciation
   of Securities Transferred to the Held
    to Maturity Portfolio, Net of Tax         --           --           --           --           --            (1)          (1)
                                             ----------------------------------------------------------------------------------

Balance, December 31, 1998                    44       33,073       28,308       (3,133)       2,166           371       60,829
  Net Income                                  --           --        7,589           --           --            --        7,589
  Purchase of Treasury Stock                  --           --           --       (1,238)          --            --       (1,238)
  Sale of Treasury Stock                      --           --           --          103           --            --          103
  Issuance of Stock under
   Deferred Compensation Arrangements         --           --           --           31          (31)                        --
   Dividends Paid                             --           --       (2,504)          --           --            --       (2,504)
  Unearned Compensation --
   Restricted Stock Awards                    --            8           --           --          182            --          190
  Change in Net Unrealized Appreciation
   (Depreciation) of Securities
    Available for Sale, Net of Tax            --           --           --           --           --          (845)        (845)
  Change in Net Unrealized Appreciation
   of Securities Transferred to the Held
    to Maturity Portfolio, Net of Tax         --           --           --           --           --          (650)        (650)
                                             ----------------------------------------------------------------------------------
Balance, September 30, 1999                  $44      $33,081      $33,393      $(4,237)      $2,317       $(1,124)     $63,474

The accompanying notes are an integral part of these consolidated financial statements.


                         Merchants Bancshares, Inc.
                     Consolidated Statement of Cash Flows
                                  Unaudited

For the nine months ended September 30,                                    1999        1998
-------------------------------------------------------------------------------------------
(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                             $  7,589    $  6,886
Adjustments to Reconcile Net Income to Net Cash
  Provided by Operating Activities:
    Provision for Possible Loan Losses                                     (134)       (119)
    Provision for Possible Losses on Other Real Estate Owned                 --           7
    Provision for Depreciation and Amortization                           1,862       1,967
    Net Gains on Sales of Investment Securities                              --         (44)
    Net Gains on Sales of Loans and Leases                                   --        (213)
    Net Losses on Sales of Premises and Equipment                           148         100
    Net Gains on Sales of Other Real Estate Owned                          (330)        (73)
    Equity in Losses of Real Estate Limited Partnerships                    396         224
  Changes in Assets and Liabilities:
    Increase in Interest Receivable                                        (336)       (369)
    Decrease in Interest Payable                                           (501)       (143)
    Increase in Other Assets                                               (596)     (3,920)
    Decrease in Other Liabilities                                        (1,556)     (3,563)
                                                                       --------------------
      Net Cash Provided by (Used in) Operating Activities                 6,542         740
                                                                       --------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from Sales of Investment Securities Available for Sale            --      14,053
  Proceeds from Maturities of Securities Available for Sale               9,507      13,239
  Proceeds from Maturities of Securities Held to Maturity                21,894      13,266
  Proceeds from Sales of Loans and Leases                                    --      14,231
  Purchases of Federal Home Loan Bank Stock                                (468)       (186)
  Proceeds from Sales of Other Real Estate Owned                            947         731
  Purchases of Available for Sale Investment Securities                 (23,303)    (48,157)
  Purchases of Held to Maturity Investment Securities                   (21,919)     (5,232)
  Loan Originations in Excess of Principal Repayments                   (20,595)    (20,547)
  Investments in Real Estate Limited Partnerships                          (416)       (418)
  Purchases of Premises and Equipment                                      (694)     (1,099)
                                                                       ---------------------
    Net Cash Used in Investing Activities                               (35,047)    (20,119)
                                                                       ---------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net Increase in Deposits                                               27,414      26,173
  Net Increase (Decrease) in Other Borrowed Funds                         3,717      (6,623)
  Principal Payments on Debt                                                (35)         (4)
  Cash Dividends Paid                                                    (2,504)     (2,237)
  Acquisition of Treasury Stock                                          (1,238)       (294)
  Proceeds From Sales of Treasury Stock                                     103         283
  Issuance of Stock Under Deferred Compensation Arrangements                 31          --
  Proceeds From Exercise of Employee Stock Options                           --         149
                                                                       --------------------
    Net Cash Provided by Financing Activities                            27,488      17,447
                                                                       --------------------

Increase (Decrease) in Cash and Cash Equivalents                         (1,017)     (1,932)
Cash and Cash Equivalents Beginning of Year                              30,528      20,139
                                                                       --------------------
Cash and Cash Equivalents End of Period                                $ 29,511    $ 18,207
                                                                       ====================
Total Interest Payments                                                $ 14,115    $ 14,044
Total Income Tax Payments                                                 3,800       1,420
Transfer of Loans and Premises to Other Real Estate Owned                   161        381

The accompanying notes are an integral part of these consolidated financial statements.

                         MERCHANTS BANCSHARES, INC.
                             SEPTEMBER 30, 1999

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

NOTE 2: EARNINGS PER SHARE
The following table presents a reconciliation of the calculations of basic and diluted earnings per share for the quarter and nine-months ended September 30, 1999:

                                                       Net                     Per Share
Quarter Ended September 30, 1999                      Income        Shares       Amount
--------------------------------                  --------------------------------------------
                                                 (In thousands except share and per share data)
Basic Earnings Per Share:
  Income Available to Common
   Shareholders                                       $2,601      4,365,774      $0.59
Diluted Earnings Per Share:
  Options issued to Executives                            --          8,524
  Income available to Common Shareholders
   Plus Assumed Conversions                           $2,601      4,374,298      $0.59
                                                      ================================

                                                       Net                     Per Share
Nine Months Ended September 30, 1999                  Income        Shares       Amount
------------------------------------              --------------------------------------------

                                                 (In thousands except share and per share data)
Basic Earnings Per Share:
  Income Available to Common
   Shareholders                                       $7,589      4,376,388      $1.73
Diluted Earnings Per Share:
  Options issued to Executives                            --          7,160
  Income available to Common Shareholders
   Plus Assumed Conversions                           $7,589      4,383,497      $1.73
                                                      ================================

Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the quarter. The computation of diluted earnings per share for the quarter ended September 30, 1999 excludes the effect of assuming the exercise of certain outstanding stock options because the effect would be anti-dilutive. As of September 30, 1999 there were 51,070 of such options outstanding with an exercise price of $27.75, 48,345 of such options outstanding with an exercise price of $30.50, and 56,597 of such options with an exercise price of $26.25.

NOTE 3: STOCK REPURCHASE PROGRAM
On October 21, 1999 the Company announced that its Board of Directors has authorized the Company to repurchase, through October 31, 2000, up to 120 thousand shares of its own securities. Under the repurchase plan the stock may be purchased from time to time, subject to prevailing market conditions. Purchases are to be made on the open market and funded from available cash. The Company's previous stock repurchase program expired September 4, 1999. The Company purchased 83 thousand of its own shares at a total cost of $2 million under that program.

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

Among other things, the Vescios have alleged that the Bank or its representatives violated supposed oral promises in connection with the origination and funding of the financing, and have claimed that the Bank is liable to them for damages based on the Bank's supposed "control" of the project and its alleged breach of covenants of "good faith" which the plaintiffs believe are to be implied from the loan documents. In addition, the plaintiffs have contended that the Bank breached a duty of care they believe it owed to them, and have claimed that the Bank should not have exercised its contract rights when the loan went into default, but should have worked out the default in a way that was more favorable to the borrowers. Trial concluded in United States Bankruptcy Court in November 1998. In June of 1999, before entry of any findings or a decision on the merits, the trial judge recused himself from all cases involving the Bank. He completed his term as bankruptcy judge on July 31, 1999. On September 30, 1999, United States District Court Judge William Sessions withdrew the reference of the case to the Bankruptcy Court and ruled that he would decide the case himself on the basis of a combination of the Bankruptcy Court trial record and rehearing certain testimony of certain witnesses. That hearing is now scheduled for February, 2000. The timing of a decision on the merits of the case at the trial level cannot be predicted at this time. Although it is not possible at this stage to predict the outcome of this litigation, the Bank believes that it has meritorious defenses to the plaintiffs' allegations. The Bank intends to vigorously defend itself against these claims.

On March 25, 1999 the Trust Company received, as trustee, a recovery of $4.8 million on account of settlement of a 1994 class action suit filed in the United States District Court for the District of Minnesota. The Trust Company's claims, and the class action, arose from investments made in 1994 and earlier in the so-called Piper Jaffray Institutional Government Income Portfolio ("Piper Jaffray"). In the first quarter of 1999, the company realized $1.3 million as a result of that recovery. During the third quarter of 1999 the Trust Company disbursed the recovery, partly to itself and the balance in accordance with instructions provided by the Company's insurance carrier, pursuant to an agreement made with the carrier in December of 1994.

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

NOTE 5: RECLASSIFICATION
Certain amounts reported for prior periods have been reclassified to be consistent with the current period presentation.


                         MERCHANTS BANCSHARES, INC.

ITEM 2 --    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS

All adjustments necessary for a fair statement of the nine months ended September 30, 1999 and 1998 have been included in the financial statements. The information was prepared from the books of Merchants Bancshares, Inc. (the Company) and its subsidiaries, Merchants Bank (the Bank) and Merchants Properties, Inc., without audit.

In the ordinary course of business, Merchants Bank makes commitments for possible future extensions of credit. On September 30, 1999, the Bank was obligated to fund $7.6 million of standby letters of credit. No losses are anticipated in connection with these commitments.

OVERVIEW
Merchants Bancshares, Inc. earned net income of $2.60 million, or basic and diluted earnings per share of $.59 for the quarter ended September 30, 1999, compared to $2.33 million, or basic and diluted earnings per share of $.53 per share for the same period a year earlier. The return on average assets and return on average equity for the third quarter of 1999 were 1.58% and 16.58%, respectively, compared to 1.54% and 16.52% for the third quarter of 1998.

During the quarter the Bank recognized a recovery on a previously charged down loan of $134 thousand. This amount was credited to income through the provision for loan losses. Additionally, the Bank recovered $43 thousand in previously unrecognized interest income on the same relationship. The Bank also recognized $317 thousand in gains pursuant to the sale of certain foreclosed real estate. Legal expenses of $296 thousand, net of $54 thousand in recoveries, related to certain ongoing litigation were also recorded during the quarter. See Part II, Item 1 "Legal Proceedings" for more information on this litigation.

Merchants Bank acquired two Vermont National Bank branches from Chittenden Corporation on November 1, 1999, This acquisition was part of the branch divestiture resulting from the merger of Chittenden Corporation and Vermont Financial Services Corporation, the parent company of Vermont National Bank. The Bank purchased $34.8 million in loans and assumed $38.8 million in deposits at a 3.2% premium. Costs incurred related to the branch acquisition totaled $23 thousand for the quarter and $123 thousand year to date.

The Bank has worked for the past two years to develop alternative delivery options for its core retail products. It recently signed an agreement with a Middlebury, Vermont based group of insurance companies, which markets its products under the name Co-operative Insurance Companies (The "Co-op"). Under the agreement Co-op agents will sell the Bank's products and will be paid commissions based on product sales. Initially Co-op agents will market the Bank's residential mortgage products, and it is anticipated among the parties that the retail deposit products of the Bank will be introduced to the agent network, pending regulatory approval.

RESULTS OF OPERATIONS
Net Interest Income: The Bank continued to experience margin compression, due primarily to the flat yield curve that has been prevalent for much of 1999, compared to 1998. The Bank's net interest margin was eight basis points lower for the third quarter of 1999 compared to the third quarter of 1998; and was 28 basis points lower for the first nine months of 1999 compared to the same period in 1998. However, after decreasing for the first six months of the year, the Bank's margin started to rebound in the third quarter of 1999, increasing eight basis points over the second quarter of the current year. The Bank's average interest earning assets were $42 million higher for the first nine months of 1999 than they were for the first nine months of 1998. At the same time, the Bank's interest bearing liabilities were $41 million higher than the same period in 1998. The Bank's average yield on interest earning assets decreased 58 basis points for the first nine months of 1999 compared to the same period in 1998; while the cost of funds has decreased by 41 basis points. The interest rate spread decreased 16 basis points period over period. This decrease in yield on interest earning assets is attributable to the flat yield curve that has been predominant for much of the year, and the Bank's ongoing efforts to de-emphasize higher risk commercial real estate loans in favor of lower risk, and generally lower yielding, residential real estate loans. The schedule on pages 14 and 15 shows the yield analysis for the periods reported.

Provision for Loan Losses: The improved asset quality achieved over the last few years will be maintained as the portfolio grows in adherence to the strong underwriting standards that have been established. Management's analysis of the reserve adequacy concluded that a provision for possible loan losses was not necessary during the first nine months of 1999. Additionally, the Bank recognized a recovery on a previously charged down loan of $134 thousand. This amount was credited to income through the provision for loan losses. See the discussion of Non-Performing Assets on page 12 for more information on the loan loss reserve.

Non-interest income: Excluding gains on investment sales of $44 thousand in 1998, as well as certain litigation settlement proceeds of $1.3 million received in 1999 and $120 thousand received in 1998; non-interest income was flat for the first nine months of 1999 compared to 1998. (For more information on the settlement proceeds see Part II, Item 1, Legal Proceedings.) Other noninterest income decreased by $110 thousand (11%) for the first nine months of 1999 compared to 1998, and increased $10 thousand (3.2%) for the third quarter of 1999 compared to the third quarter of 1998. There are several factors contributing to these changes. The Bank sold loans totaling $13 million on June 30, 1998, and recognized a gain of $213 thousand on that sale; there have been no gains on loan sales during 1999. This decrease in revenue was offset by increased ATM and debit card fee income. The Bank implemented an ATM surcharge for non-Bank customers during the fourth quarter of 1998. ATM and debit card fees were $205 thousand higher for the first nine months of 1999 compared to 1998, and were $45 thousand higher for the third quarter of 1999 compared to the third quarter of 1998. The Bank's total deposit service charge revenue was $99 thousand (4.7%) higher for the first nine months of 1999 compared to the first nine months of 1998. This increase is primarily attributable to an increase in the Bank's overdraft charges, a component of Service Charges on Deposits. The increase in the overdraft charges took effect May 1, 1999; net overdraft revenue for the third quarter of 1999 was $132 thousand higher than the third quarter of 1998, and was $221 thousand higher for the first nine months of 1999 than the comparable period in 1998. The increase in overdraft revenue has been offset by a decrease in monthly service charge revenue. Monthly service charges decreased by $17 thousand for the third quarter of 1999 compared to the third quarter of 1998 and decreased by $112 thousand for the first nine months of the current year compared to the first nine months of 1998. The decrease in service charge revenue is due primarily to the success of the Bank's FreedomLYNX(r) checking account product, which generally charges no monthly fees. The Bank changed its method of reporting credit card merchant income and expenses during the third quarter. Credit card merchant discount fee income, net of assessment expenses, is now reported as a component of the "Other" line-item in the non-interest income section of the Consolidated Statement of Operations.

Non-interest expenses: Total non-interest expenses for the nine months ended September 30, 1999 have increased $962 thousand (5.5%) over the same period in 1998, and have increased $238 thousand for the third quarter of 1999 compared to 1998. Marketing expenses were $131 thousand higher for the first nine months of 1999 compared to the same period in 1998, and were flat for the third quarter of 1999 compared to 1998. The Bank launched two major marketing campaigns during the first half of the year, celebrating its 150th birthday and promoting its "Free Checking for Life" initiative. Through September 30, 1999 the Bank dropped all electronic requirements for its FreedomLYNX(r) account and offered the account free for life. The "Free Checking for Life" campaign has helped to more than double FreedomLYNX(r) sales activity. These sales efforts have served to fuel the continued strong core deposit growth the Bank has experienced this year (see Balance Sheet Analysis).

Salaries, wages and employee benefits have increased by $326 thousand (12.1%) for the third quarter of 1999 compared to the third quarter of 1998; and $697 thousand (8.4%) for the first nine months of 1999 compared to the first nine months of 1998. The Bank's incentive payments have increased by $157 thousand (25%) year to date compared to 1998. These higher payments are a result of the Bank's successful sales efforts and overall increased profitability. Additionally, the Bank's costs for employee health insurance have increased $127 thousand (28%) for the first nine months of 1999 compared to 1998 due to higher premiums. The Bank has also seen incremental increases in salary costs related to Year 2000 testing and preparation. Occupancy expenses were flat for the third quarter of 1999 compared to the third quarter of 1998, and were $201 thousand higher (13%) for the first nine months of 1999 compared to the same period in 1998. This increase is due primarily to a one-time charge taken as a result of the Bank's vacating a property under lease. Legal and professional fees have increased $264 thousand (82%) quarter over quarter, but have decreased by $47 thousand year over year. The increase for the quarter is the result of the timing of expenses incurred by the Bank as it defends itself in certain litigation. Expenses of $296 thousand, net of $54 thousand in recoveries, related to this ongoing litigation were recorded during the quarter. For more information on this litigation see Part II, Item 1, Legal Proceedings. The Bank's expenses related to Other Real Estate Owned decreased $331 thousand for the third quarter and $308 thousand year to date. This decrease is primarily a result of the recognition of $317 thousand in gains pursuant to the sale of certain foreclosed real estate.

BALANCE SHEET ANALYSIS
Quarterly average deposits for the third quarter of 1999 were $33.1 million (5.7%) higher than the third quarter of 1998. Deposit balances at quarter-end were $27.4 million (4.98%) higher than balances at December 31, 1998. The Bank's continued focused sales efforts have fueled this growth. The sales program, LYNX Banking, has as its foundation fewer products that have potential lifetime appeal to the Bank's customers. The Bank's FreedomLYNX(r) checking account has no minimum balance requirements, pays interest on balances over a minimum amount, and generally charges no fees. Due to the efforts of our sales staff more than 9,100 new FreedomLYNX(r) accounts were opened during the first nine months of the year and total balances at September 30, 1999 were $36.5 million, an increase of $16.7 million (84.7%) over year-end. The cost of funds for this product is approximately 1.38%. The Bank's MoneyLYNXtm and CommerceLYNXtm money market accounts have also been a great success. These products, although only one year old, had $113 million in balances at quarter end. Money market account balances overall have grown $39.5 million (23%) over the course of the first nine months of the year from $166.6 million to $206.1 million at a current cost of funds of approximately 4.12%. In line with the Bank's strategic focus on lower cost checking and money market products, time deposit balances have continued to decline slowly, from $154.5 million at December 31, 1998 to $146.4 million. As of September 30, 1999, the current cost of funds for the Bank's time deposits is 4.87%.

Total loans have increased $21.4 million (5.3%) for the first nine months of the year, and $5.2 million during the third quarter. The Bank continued to experience growth in its streamlined portfolio mortgage product, RealLYNXtm, during 1999. Balances grew $18.6 million (17.3%) during the first nine months of the year. The Bank's commercial loan portfolio grew 3.8%, from $64.6 million to $67.1 million over the first nine months of the year. At the same time the Bank continues to de-emphasize its commercial real estate portfolio, which increased approximately $1.6 million from $187.7 million to $189.3 million during the first nine months of 1999. Commercial business development efforts are being concentrated on the small business sector. Installment loans and Homelines decreased $141 thousand during the year, a reflection of the current highly competitive environment for these types of credits. The Bank's investment portfolio has grown $11.4 million (6.4%) during the first nine months of the year as excess deposits have been redeployed into the investment portfolio.

The Bank has taken steps to protect its variable rate funding sources. The Bank has entered into three-year interest rate cap contracts to mitigate the effects on net interest income in the event interest rates on variable rate deposits increase. The aggregate notional amount of these contracts is $50 million. The Bank has also entered into a three-year interest rate floor to mitigate the effect of net interest income in the event interest rates on floating rate loans decline. The notional amount of the contract is $10 million. Total income recorded on interest rate floors year to date is $41 thousand.

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

Through the Committee, the Company has also taken steps to promote awareness of the Year 2000 issue throughout its entire organization. In addition, the Company has sought to raise the awareness of its vendors, service providers and larger borrowing customers as to the Year 2000 issue in light of the critical role these entities play in the operations of the Company. The Committee has contacted each of these entities and requested a Year 2000 plan and testing information. The Company has received responses from 100% of its vendors and service providers. The majority (96%) of the Company's significant borrowers have also responded. The Committee intends to follow-up with these customers throughout 1999 and into the Year 2000.

Assessment is the process of identifying all mission-critical applications that could be adversely affected by the date change. The Company's assessment phase is substantially complete. Throughout its history, independent of Year 2000 issues, the Company has sought to purchase its critical core hardware and software from vendors who it perceives as having strong reputations as leading financial industry service providers. The Company has received and installed Year 2000 compliant software upgrades from all mission critical vendors. Substantial progress has been made with respect to the fourth phase of the Company's Year 2000 plan, testing. Testing of the Company's core computer and peripheral equipment infrastructure and the infrastructure of the Company's personal computer desktop network has been successfully completed. Testing of mission critical customer accounting software applications was completed successfully on June 16, 1999, in advance of the June 30, 1999 FFIEC suggested testing completion date. Since June 1999, we have been testing our less critical systems for Year 2000 compliance, and, as with our mission critical tests, these systems are testing successfully. In the Plan each of these non-mission critical systems has an established target date by which steps must be taken to replace any non-compliant systems. The Company is confident that all tests will be completed in advance of those target dates.

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

Costs to Address the Year 2000 Issue: The total financial costs associated with the Year 2000 problem cannot be predicted at this time with absolute certainty. As may be expected, the Committee currently estimates that there will be costs associated with replacing certain non-compliant software and/or hardware. The Company has hired a full-time project coordinator to oversee the testing phase of the Year 2000 project. Although no other staff additions are currently planned, the Committee estimates that approximately 30-35 people (about 10% of our staff) are spending some portion of their time working on the Year 2000 project. Additionally, the Company has hired a third party to evaluate the Bank's loan loss reserve adequacy in light of Year 2000 concerns. At this time, the Company does not anticipate a need for any additional loan loss provision related specifically to Year 2000 risks. The Company has replaced all of the Bank's ATMs as well as upgraded certain software and equipment. Management had approved the replacement of the ATMs prior to Year 2000 budget planning since most were 15 to 20 years old. Out of the total estimated $1.2 million in capital costs, $838 thousand is budgeted to upgrade the ATM network. The Bank spent $680 thousand for ATM and other Year 2000 upgrades during 1998 and $452 thousand for the first nine months of 1999. These costs have been, and when incurred in the future will be, capitalized and depreciated over the estimated useful lives of the assets, as such assets represent replacement of existing equipment, which are not mainly being remediated for Year 2000. The Bank has incurred direct (non-capital expenditures) Year 2000 expenses totaling $87 thousand for the first nine months of 1999, and $163 thousand for all of 1998; these expenses have been charged to expense as incurred. Additional expenses related to the project are currently estimated to be $129 thousand and will be charged to expense as incurred.

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

INCOME TAXES
The Company recognized $1.1 million in low income housing tax credits for the first nine months of 1999 and $720 thousand for the same period in 1998, representing the amount of the income tax credits earned during those quarters. The recognition of these low income housing tax credits has reduced the Company's effective tax rate to 23% for the quarter and nine months ended September 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity, as it pertains to banking, can be defined as the ability to generate cash in the most economical way to satisfy loan demand, deposit withdrawal demand, and to meet other business opportunities, which require cash. The Bank has a number of sources of liquid funds; including $25 million in available Federal Funds lines of credit at September 30, 1999; an overnight line of credit with the Federal Home Loan Bank (FHLB) of $15 million; an estimated additional borrowing capacity with FHLB of $76 million; and the ability to borrow through the use of repurchase agreements, collateralized by the Bank's investments, with certain approved counterparties.

NON-PERFORMING ASSETS AND THE RESERVE FOR POSSIBLE LOAN LOSSES

The following tables summarize the Bank's non-performing assets as of September 30, 1999, December 31, 1998, and September 30, 1998:

(In thousands)                                        September 30, 1999    December 31, 1998   September 30, 1998
-------------                                         ------------------------------------------------------------
Nonaccrual Loans                                            $2,021             $2,103               $4,752
Loans Past Due 90 Days or More and Still Accruing               24                170                  279
Restructured Loans                                             703                320                  327
                                                            ----------------------------------------------
Total Non-performing Loans (NPL)                             2,748              2,593                5,358
Other Real Estate Owned                                         28                470                  818
                                                            ----------------------------------------------
Total Non-performing Assets (NPA)                           $2,776             $3,063               $6,176
                                                            ==============================================

      Note: Included in nonaccrual loans are certain loans whose terms have been substantially modified in troubled debt restructuring.

Discussion of events affecting NPA: Significant events affecting the categories of NPA are discussed below:

Nonaccrual Loans:
-----------------
      During the third quarter of 1999 approximately $267 thousand in reductions to nonaccrual loans were offset in part by approximately $355 thousand of additions. Of the reported increase, approximately $149 thousand was concentrated in one account, with the remaining balance comprised of loans from six borrowers.

Loans Past Due 90 Days:
-----------------------
      Loans past due 90 days decreased $24 thousand in the third quarter, after dropping $15 thousand in the quarter ended June 30, 1999.

Restructured Loans:
-------------------
      There was a net increase of $234 thousand in restructured loans during the third quarter of 1999 primarily attributable to the addition of one loan with a $282 thousand outstanding balance.

Other Real Estate Owned:
------------------------
      Four properties with a total net book value of $185 thousand were removed from this category during the period, while one property with a net book value of $22 thousand was added.

The reserve for possible loan losses is based on management's estimate of the amount required to reflect the risks in the loan portfolio, based on circumstances and conditions at each reporting date. Merchants Bank reviews the adequacy of the Reserve for Possible Loan Losses ("RPLL") at least quarterly. Factors considered in evaluating the adequacy of the reserve include previous loss experience, current economic conditions and their effect on the borrowers, the performance of individual loans in relation to contract terms and estimated fair values of properties to be foreclosed. The method used in determining the amount of the RPLL is not based on maintaining a specific percentage of RPLL to total loans or total nonperforming assets. Rather, the methodology is a comprehensive analytical process of assessing the credit risk inherent in the loan portfolio. This assessment incorporates a broad range of factors, which indicate both general and specific credit risk, as well as a consistent methodology for quantifying probable credit losses. Losses are charged against the RPLL when management believes that the collectibility of principal is doubtful. To the extent management determines the level of anticipated losses in the portfolio have significantly increased or diminished, the RPLL is adjusted through current earnings. As part of the Bank's analysis of specific credit risk, detailed and extensive reviews are done on larger credits and problematic credits identified on the watched asset list, nonperforming asset listings and internal credit rating reports. Loans deemed impaired at September 30, 1999 totaled $3.0 million, of this total $2.4 million are included as non-performing assets in the table above. Impaired loans have been allocated $346 thousand of the RPLL.

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

The following table reflects the Bank's non-performing asset and coverage ratios as of September 30, 1999, December 31, 1998 and September 30, 1998:


                                                       September 30, 1999    December 31, 1998    September 30, 1998
                                                       -------------------------------------------------------------
Percentage of Non-performing Loans to Total Loans              0.64%                0.64%                  1.36%
Percentage of Non-performing Assets
 to Total Loans plus Other Real Estate
  Owned                                                        0.65%                0.75%                  1.56%
Percentage of RPLL to Total Loans                              2.66%                2.79%                  3.47%
Percentage of RPLL to NPL                                       413%                 436%                   256%
Percentage of RPLL to NPA                                       409%                 369%                   222%

Management considers the balance of the RPLL adequate at September 30, 1999. Management's assessment of the adequacy of the RPLL concluded that a provision was not necessary during the first three quarters of 1999.

                         Merchants Bancshares, Inc.
                          Supplemental Information


                                                                                     Three Months Ended
                                                              ---------------------------------------------------------------
                                                                    September 30, 1999               September 30, 1998
(In thousands except share and per share data)
                                                                          Interest                         Interest
                                                               Average    Income/    Average    Average    Income/    Average
(Fully Taxable Equivalent)                                     Balance    Expense      Rate     Balance    Expense      Rate
                                                              --------------------------------------------------------------
INTEREST EARNING ASSETS
  Loans (1)                                                   $425,230    $ 9,326     8.70%    $386,026     $ 9,092    9.34%
  Taxable Investments                                          185,648      2,992     6.39%     170,403       2,744    6.39%
  Federal Funds Sold and Securities Purchased
   Under Agreements to Resell                                    3,307         42     5.04%      10,963         153    5.54%
                                                              --------------------------------------------------------------
Total Interest Earning Assets                                 $614,185    $12,360     7.98%    $567,392     $11,989    8.38%
                                                              ==============================================================

INTEREST BEARING LIABILITIES
  Savings, NOW and Money Market Deposits                      $346,892    $ 2,555     2.92%    $292,303     $ 2,393    3.25%
  Time Deposits                                                147,825      1,815     4.87%     158,674       2,153    5.38%
                                                              --------------------------------------------------------------
  Total Savings and Time Deposits                              494,717      4,370     3.50%     450,977       4,546    4.00%

  Federal Funds Purchased                                          932         13     5.53%          --         --
  Other Borrowed Funds                                           5,192         67     5.08%       2,372         26     4.35%
  Debt                                                           6,637        117     6.99%       6,411        116     7.18%
                                                              --------------------------------------------------------------
Total Interest Bearing Liabilities                             507,478      4,567     3.57%     459,760      4,688     4.05%

Other Liabilities & Stockholders' Equity
  (Net of Non-Interest Earning Assets)                         106,707                          107,632
                                                              -----------------------------------------
Total Liabilities & Stockholders' Equity
  (Net of Non-Interest Earning Assets)                        $614,185                         $567,392
                                                              -----------------------------------------
Rate Spread                                                                           4.41%                            4.40%
                                                                                      ======================================
Net Yield on Interest Earning Assets                                                  5.03%                            5.11%
                                                                                      ======================================

                                                                                     Nine Months Ended
                                                              ----------------------------------------------------------------
                                                                    September 30, 1999               September 30, 1998
(In thousands except share and per share data)
                                                                          Interest                         Interest
                                                               Average    Income/    Average    Average    Income/     Average
(Fully Taxable Equivalent)                                     Balance    Expense      Rate     Balance    Expense       Rate
                                                              ----------------------------------------------------------------
INTEREST EARNING ASSETS
  Loans (1)                                                   $416,966    $27,311     8.76%    $389,091     $27,758    9.54%
  Taxable Investments                                          183,118      8,791     6.42%     165,759       8,096    6.53%
  Federal Funds Sold and Securities Purchased
   Under Agreements to Resell                                    2,012         73     4.85%       5,061         220    5.81%
                                                              --------------------------------------------------------------
Total Interest Earning Assets                                 $602,096    $36,175     8.03%    $559,911     $36,074    8.61%
                                                              ==============================================================

INTEREST BEARING LIABILITIES
  Savings, NOW and Money Market Deposits                      $330,535    $ 7,313     2.96%    $281,533     $ 6,814    3.24%
  Time Deposits                                                149,025      5,578     5.00%     160,547       6,472    5.39%
                                                              --------------------------------------------------------------
      Total Savings and Time Deposits                          479,560     12,891     3.59%     442,080      13,286    4.02%

  Federal Funds Purchased                                        1,499         58     5.17%         735          32    5.82%
  Other Borrowed Funds                                           8,530        315     4.94%       6,020         239    5.31%
  Debt                                                           6,655        350     7.04%       6,412         344    7.18%
                                                               -------------------------------------------------------------
Total Interest Bearing Liabilities                             496,244     13,614     3.67%     455,247      13,901    4.08%

Other Liabilities & Stockholders' Equity
 (Net of Non-Interest Earning Assets)                          105,852                          104,664
                                                              -----------------------------------------
Total Liabilities & Stockholders' Equity
 (Net of Non-Interest Earning Assets)                         $602,096                         $559,911
                                                              =========================================
Rate Spread                                                                           4.37%                            4.53%
                                                                                      =======================================
Net Yield on Interest Earning Assets                                                  5.01%                            5.29%
                                                                                      ======================================



                         MERCHANTS BANCSHARES, INC.
                             SEPTEMBER 30, 1999


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

Among other things, the Vescios have alleged that the Bank or its representatives violated supposed oral promises in connection with the origination and funding of the financing, and have claimed that the Bank is liable to them for damages based on the Bank's supposed "control" of the project and its alleged breach of covenants of "good faith" which the plaintiffs believe are to be implied from the loan documents. In addition, the plaintiffs have contended that the Bank breached a duty of care they believe it owed to them, and have claimed that the Bank should not have exercised its contract rights when the loan went into default, but should have worked out the default in a way that was more favorable to the borrowers. Trial concluded in United States Bankruptcy Court in November 1998. In June of 1999, before entry of any findings or a decision on the merits, the trial judge recused himself from all cases involving the Bank.
He completed his term as bankruptcy judge on July 31, 1999. On September 30, 1999, United States District Court Judge William Sessions withdrew the reference of the case to the Bankruptcy Court and ruled that he would decide the case himself on the basis of a combination of the Bankruptcy Court trial record and rehearing certain testimony of certain witnesses. That hearing is now scheduled for February, 2000. The timing of a decision on the merits of the case at the trial level cannot be predicted at this time. Although it is not possible at this stage to predict the outcome of this litigation, the Bank believes that it has meritorious defenses to the plaintiffs' allegations. The Bank intends to vigorously defend itself against these claims.

On March 25, 1999 the Trust Company received, as trustee, a recovery of $4.8 million on account of settlement of a 1994 class action suit filed in the United States District Court for the District of Minnesota. The Trust Company's claims, and the class action, arose from investments made in 1994 and earlier in the so-called Piper Jaffray Institutional Government Income Portfolio ("Piper Jaffray"). In the first quarter of 1999, the company realized $1.3 million as a result of that recovery. During the third quarter of 1999 the Trust Company disbursed the recovery, partly to itself and the balance in accordance with instructions provided by the Company's insurance carrier, pursuant to an agreement made with the carrier in December of 1994.

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

                             SEPTEMBER 30, 1999

                                 SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       Merchants Bancshares, Inc.


                                       /s/ Joseph L. Boutin
                                       ---------------------------
                                       Joseph L. Boutin, President


                                       /s/ Janet P. Spitler
                                       ---------------------------
                                       Janet P. Spitler, Treasurer

                                       November 12, 1999
                                       ---------------------------
                                       Date