Form 10-K
period 1999-12-31
MERCHANTS BANCSHARES INC
filed 2000-03-24
CIK 726517

============================================================================

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                  FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                       COMMISSION FILE NUMBER  0-11595

                         MERCHANTS BANCSHARES, INC.
           (Exact name of registrant as specified in its charter)

Incorporated in the State of Delaware   Employer Identification No.  03-
0287342

 164 College St., Burlington, Vermont                    05401
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

                              Contained herein    X  Not contained herein
                        -----                   -----

The aggregate market value of the voting stock held by non-affiliates is $85,831,729 as computed using the average bid and asked prices of stock, as of February 29, 2000.

The number of shares outstanding for each of the registrant's classes of common stock, as of February 29, 2000 is:
                Class: Common stock, par value $.01 per share
                        Outstanding: 4,278,217 shares

                     DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement to Shareholders for the year ended December 31, 1999 are incorporated herein by reference to Part III.

============================================================================

TABLE OF CONTENTS                                                 Page


Independent Auditors' Report                                        3


Consolidated Balance Sheets                                         4


Consolidated Statements of Operations                               5


Consolidated Statements of Comprehensive Income                     6


Consolidated Statements of Changes in Stockholders' Equity          7


Consolidated Statements of Cash Flows                               8


Notes to Consolidated Financial Statements                          9


Summary of Unaudited Quarterly Financial Information               31


Management's Discussion and Analysis of Financial Condition and
 Results of Operations                                             34


Form 10-K                                                          51


Five Year Selected Financial Data                                  60


Signatures                                                         64


                      ARTHUR ANDERSEN LLP [LETTERHEAD]


                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO THE STOCKHOLDERS AND BOARD OF DIRECTORS OF
MERCHANTS BANCSHARES, INC.


We have audited the accompanying consolidated balance sheets of Merchants Bancshares, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Merchants Bancshares, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.


/s/ Arthur Andersen LLP


Boston, Massachusetts
January 18, 2000


                         Merchants Bancshares, Inc.
                         Consolidated Balance Sheets


                                                                          December 31,    December 31,
(In thousands except share and per share data)                                1999            1998
------------------------------------------------------------------------------------------------------
ASSETS
  Cash and Due from Banks                                                   $ 23,746        $ 30,528
  Investments:
    Debt Securities Available for Sale                                        72,229          72,205
    Debt Securities Held to Maturity                                         126,281         103,851
     (Fair Value of $122,305 and $105,717)
    Trading Securities                                                         1,075           1,095
------------------------------------------------------------------------------------------------------
      Total Investments                                                      199,585         177,151
------------------------------------------------------------------------------------------------------
  Loans                                                                      453,692         405,492
  Reserve for Possible Loan Losses                                            11,189          11,300
------------------------------------------------------------------------------------------------------
      Net Loans                                                              442,503         394,192
------------------------------------------------------------------------------------------------------
  Federal Home Loan Bank Stock                                                 2,951           2,482
  Bank Premises and Equipment, Net                                            13,175          13,185
  Investment in Real Estate Limited Partnerships                               2,751           2,860
  Other Real Estate Owned                                                        133             470
  Other Assets                                                                16,519          14,005
------------------------------------------------------------------------------------------------------
      Total Assets                                                          $701,363        $634,873
======================================================================================================

LIABILITIES
  Deposits:
    Demand                                                                  $ 86,160        $ 85,998
    Savings, NOW and Money Market Accounts                                   369,929         309,897
    Time Deposits $100 thousand and Greater                                   25,590          22,746
    Other Time                                                               131,564         131,821
------------------------------------------------------------------------------------------------------
      Total Deposits                                                         613,243         550,462
------------------------------------------------------------------------------------------------------
  Demand Note Due U.S. Treasury                                                4,000             283
  Other Short-Term Borrowings                                                  7,000           9,000
  Other Liabilities                                                            6,013           7,890
  Long-Term Debt                                                               6,371           6,409
------------------------------------------------------------------------------------------------------
      Total Liabilities                                                      636,627         574,044
------------------------------------------------------------------------------------------------------
Commitments and Contingencies (Note 13)
STOCKHOLDERS' EQUITY
  Preferred Stock Class A Non-Voting Authorized-200,000, Outstanding 0             -               -
  Preferred Stock Class B Voting Authorized-1,500,000, Outstanding 0               -               -
  Common Stock, $.01 Par Value                                                    44              44
    Shares Authorized               7,500,000
    Outstanding,  Current Period    4,194,810
                  Prior Period      4,259,278
  Capital in Excess of Par Value                                              33,072          33,073
  Retained Earnings                                                           35,368          28,308
  Treasury Stock (At Cost)                                                    (4,699)         (3,133)
                  Current Period      239,810
                  Prior Period        175,342
  Deferred Compensation Arrangements                                           2,372           2,166
  Unrealized Gains (losses) on Securities Available for Sale, Net             (1,421)            371
------------------------------------------------------------------------------------------------------
      Total Stockholders' Equity                                              64,736          60,829
------------------------------------------------------------------------------------------------------
      Total Liabilities and Stockholders' Equity                            $701,363        $634,873
======================================================================================================

      The accompanying notes are an integral part of these consolidated financial statements.


                         Merchants Bancshares, Inc.
                    Consolidated Statements of Operations


                                                                   Years Ended December 31,
(In thousands except per share data)                             1999       1998       1997
---------------------------------------------------------------------------------------------
INTEREST AND DIVIDEND INCOME:
  Interest and Fees on Loans                                    $37,119    $36,796    $38,543
  Interest and Dividends on Investments:
    U.S. Treasury and Agency Obligations                         10,627     10,728      9,433
    Other                                                         1,475        499        182
---------------------------------------------------------------------------------------------
Total Interest and Dividend Income                               49,221     48,023     48,158
---------------------------------------------------------------------------------------------
INTEREST EXPENSE:
  Savings, NOW and Money Market Accounts                         10,171      9,175      8,403
  Time Deposits $100 Thousand and Greater                         1,418      1,566      1,428
  Other Time Deposits                                             6,034      7,007      7,485
  Other Borrowed Funds                                              536        322        509
  Debt                                                              468        460        413
---------------------------------------------------------------------------------------------
Total Interest Expense                                           18,627     18,530     18,238
---------------------------------------------------------------------------------------------
Net Interest Income                                              30,594     29,493     29,920
  Provision for Possible Loan Losses                               (388)    (1,737)    (1,862)
---------------------------------------------------------------------------------------------
Net Interest Income after Provision for Possible Loan Losses     30,982     31,230     31,782
---------------------------------------------------------------------------------------------
NONINTEREST INCOME:
  Trust Company Income                                            1,802      1,790      1,635
  Service Charges on Deposits                                     3,024      2,756      3,075
  Settlement Proceeds                                             1,326        120          -
  Gains on Sale of Investment Securities, Net                         -         44        784
  Other                                                           1,221      1,344      1,181
---------------------------------------------------------------------------------------------
Total Noninterest Income                                          7,373      6,054      6,675
---------------------------------------------------------------------------------------------
NONINTEREST EXPENSES:
  Salaries and Wages                                              9,812      9,434      8,682
  Employee Benefits                                               2,314      2,036      1,992
  Occupancy Expense, Net                                          2,212      1,974      2,171
  Equipment Expense                                               2,320      2,593      2,325
  Legal and Professional Fees                                     1,780      2,447      3,888
  Marketing                                                       1,151        957      1,450
  Provision for Impairment of Investment Security                     -          -        229
  Equity in Losses of Real Estate Limited Partnerships              562        379        641
  Losses on and Writedowns of Other Real Estate Owned               (13)       225        314
  Loss on Disposition of Fixed Assets                                30        127      1,088
  Other                                                           4,582      4,042      4,461
---------------------------------------------------------------------------------------------
Total Noninterest Expenses                                       24,750     24,214     27,241
---------------------------------------------------------------------------------------------
Income Before Provision for Income Taxes                         13,605     13,070     11,216
Provision for Income Taxes                                        3,155      3,248      2,383
---------------------------------------------------------------------------------------------
NET INCOME                                                      $10,450    $ 9,822    $ 8,833
=============================================================================================

BASIC EARNINGS PER COMMON SHARE                                 $  2.39    $  2.22    $  2.00
DILUTED EARNINGS PER COMMON SHARE                                  2.39       2.21       1.99

      The accompanying notes are an integral part of these consolidated financial statements.


                         Merchants Bancshares, Inc.
               Consolidated Statements of Comprehensive Income


                                                                           Twelve Months Ended
                                                                               December 31,
(In thou sands)                                                         1999       1998      1997
--------------------------------------------------------------------------------------------------
Net Income as Reported                                                 $10,450    $9,822    $8,833
Change in Net Unrealized Appreciation (Depreciation) of Securities,
 Net of Tax                                                             (1,167)       40       625
Less: Reclassification Adjustments for Securities Gains Included
 in Net Income, Net of Taxes                                                 -        29       517
--------------------------------------------------------------------------------------------------
Comprehensive Income before transfers from Available
 for Sale to Held to Maturity                                            9,283     9,833     8,941
Impact of transfer from Available for Sale to Held to Maturity            (625)       (2)       10
--------------------------------------------------------------------------------------------------
Comprehensive Income                                                   $ 8,658    $9,831    $8,951
==================================================================================================

      The accompanying notes are an integral part of these consolidated financial statements.


                         Merchants Bancshares, Inc.
         Consolidated Statements of Changes in Stockholders' Equity
      For Each of the Three Years in the Period Ended December 31, 1999


                                                                                                     Net Unrealized
                                                                                                      Appreciation
                                               Capital in                              Deferred      (Depreciation)
                                      Common   Excess of     Retained    Treasury    Compensation    of Investment
(In thousands)                        Stock    Par Value     Earnings     Stock      Arrangements      Securities       Total
------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1996              $44     $33,155      $14,845     $(2,038)           -            $   244       $46,250
  Net Income                              -           -        8,833           -            -                  -         8,833
  Purchase of Treasury Stock              -           -            -      (1,390)           -                  -        (1,390)
  Sales of Treasury Stock                 -         219            -       1,015            -                  -         1,234
  Issuance of Stock under
   Employee Stock Option Plans            -        (151)           -         193            -                  -            42
  Dividends Paid                          -           -       (2,141)          -            -                  -        (2,141)
  Unearned Compensation-
   Restricted Stock Awards                -           -            -           -          (10)                 -           (10)
  Change in Net Unrealized
   Appreciation (Depreciation) of
   Securities Available for Sale,
   Net of Tax                             -           -            -           -            -                108           108
  Change in Net Unrealized
   Appreciation of Securities
   Transferred to the Held to
   Maturity Portfolio, Net of Tax         -           -            -           -            -                 10            10
------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997               44      33,223       21,537      (2,220)         (10)               362        52,936
  Net Income                              -           -        9,822           -            -                  -         9,822
  Purchase of Treasury Stock              -           -            -      (1,420)           -                  -        (1,420)
  Issuance of Stock under
   Employee Stock Option Plans            -        (210)           -         374            -                  -           164
  Tax Benefit Related to Stock
   Option Exercises                       -          60            -           -            -                  -            60
  Issuance of Stock under Deferred
   Compensation Arrangements              -           -            -         133            -                  -           133
  Dividends Paid                          -           -       (3,051)          -            -                  -        (3,051)
  Unearned Compensation-
   Restricted Stock Awards                -           -            -           -          (20)                 -           (20)
  Deferred Compensation Arrangements      -           -            -           -        2,196                  -         2,196
  Change in Net Unrealized
   Appreciation (Depreciation) of
   Securities Available for Sale,
   Net of Tax                             -           -            -           -            -                 11            11
  Change in Net Unrealized
   Appreciation of Securities
   Transferred to the Held to
   Maturity Portfolio, Net of Tax         -           -            -           -            -                 (2)           (2)
------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998               44      33,073       28,308      (3,133)       2,166                371        60,829
  Net Income                              -           -       10,450           -            -                  -        10,450
  Purchase of Treasury Stock              -           -            -      (1,620)           -                  -        (1,620)
  Issuance of Stock under
   Employee Stock Option Plans            -          (1)           -          23            -                  -            22
  Issuance of Stock under Deferred
   Compensation Arrangements              -           -            -          31          (31)                 -             -
  Dividends Paid                          -           -       (3,390)          -            -                  -        (3,390)
  Unearned Compensation-
   Restricted Stock Awards                -           -            -           -          (14)                 -           (14)
  Deferred Compensation Arrangements      -           -            -           -          251                  -           251
  Change in Net Unrealized
   Appreciation (Depreciation) of
   Securities Available for Sale,
   Net of Tax                             -           -            -           -            -             (1,167)       (1,167)
  Effect of transfers of Securities
   Available for Sale to the Held to
   Maturity Portfolio, Net of Tax         -           -            -           -            -               (665)         (665)
  Change in Net Unrealized
   Appreciation of Securities
   Transferred to the Held to
   Maturity Portfolio, Net of Tax         -           -            -           -            -                 40            40
------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999              $44     $33,072      $35,368     $(4,699)      $2,372            $(1,421)      $64,736
==============================================================================================================================

      The accompanying notes are an integral part of these consolidated financial statements.


                        Merchants Bancshares, Inc.
                    Consolidated Statement of Cash Flows


(In thousands)                                                               1999        1998        1997
-----------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                                 $ 10,450    $  9,822    $  8,833
Adjustments to Reconcile Net Income to Net Cash Provided by
 Operating Activities:
  Provision for Possible Loan Losses                                           (388)     (1,737)     (1,862)
  Provision for Possible Losses on Other Real Estate Owned                        -          20          34
  Provision for Impairment of Investment Security                                 -           -         229
  Provision for Depreciation and Amortization                                 2,485       2,632       2,377
  Net Gains on Sales of Investment Securities                                     -         (44)       (784)
  Net Gains on Sales of Loans and Leases                                          -        (213)        (11)
  Net Losses on Sales of Premises and Equipment                                  30         127       1,088
  Net Gains (Losses) on Sales of Other Real Estate Owned                        329         101        (138)
  Equity in Losses of Real Estate Limited Partnerships                          562         379         641
Changes in Assets and Liabilities:
  Increase in Interest Receivable                                              (164)       (165)        (63)
  Increase (Decrease) in Interest Payable                                      (291)         33          14
  (Increase) Decrease in Other Assets                                          (950)        698        (444)
  Decrease in Other Liabilities                                              (1,593)     (1,004)        (44)
-----------------------------------------------------------------------------------------------------------
      Net Cash Provided by Operating Activities                              10,470      10,649       9,870
-----------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net Proceeds from Branch Acquisition                                        1,567           -           -
  Proceeds from Sales of Investment Securities Available for Sale                 -      14,053      18,907
  Proceeds from Maturities of Investment Securities                          36,243      33,834      13,985
  Proceeds from Sales of Loans and Leases                                     1,245      14,659       3,131
  Redemptions (Purchases) of Federal Home Loan Bank Stock                      (468)       (186)        545
  Proceeds from Sales of Premises and Equipment                                   -           -           6
  Proceeds from Sales of Other Real Estate Owned                                995       1,179       2,112
  Purchases of Available for Sale Investment Securities                     (35,307)    (58,156)    (10,005)
  Purchases of Held to Maturity Investment Securities                       (26,311)    (10,272)    (33,278)
  Loan Originations in Excess of Principal Payments                         (14,692)    (32,990)     (4,364)
  Investments in Real Estate Limited Partnerships                              (476)     (1,362)       (102)
  Purchases of Premises and Equipment                                          (981)     (2,607)     (4,099)
-----------------------------------------------------------------------------------------------------------
      Net Cash Used by Investing Activities                                 (38,185)    (41,848)    (13,162)
-----------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net Increase (Decrease) in Deposits                                        24,241      44,618      (2,436)
  Net Increase (Decrease) in Other Borrowed Funds                             1,717       1,283      (1,599)
  Principal Payments on Debt                                                    (38)         (6)         (5)
  Cash Dividends Paid                                                        (3,390)     (3,051)     (2,141)
  Acquisition of Treasury Stock                                              (1,620)     (1,420)     (1,390)
  Proceeds From Sales of Treasury Stock                                           -           -       1,234
  Proceeds From Exercise of Employee Stock Options                               23         164          42
-----------------------------------------------------------------------------------------------------------
      Net Cash Provided by (Used In) Financing Activities                    20,933      41,588      (6,295)
-----------------------------------------------------------------------------------------------------------
Increase (Decrease) in Cash and Cash Equivalents                             (6,782)     10,389      (9,587)
Cash and Cash Equivalents Beginning of Year                                  30,528      20,139      29,726
-----------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents End of Period                                    $ 23,746    $ 30,528    $ 20,139
===========================================================================================================
Total Interest Payments                                                    $ 18,914    $ 18,498    $ 18,224
Total Income Tax Payments                                                     4,525       2,170       3,820
Transfer of Loans and Premises to Other Real Estate Owned                       286         954         515
Transfer of Securities Available for Sale to Held to Maturity Portfolio      26,481           -           -
For information on other non-cash transactions see Note 2

      The accompanying notes are an integral part of these consolidated financial statements.


                         Merchants Bancshares, Inc.
                 Notes to Consolidated Financial Statements
                              December 31, 1999

(1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Merchants Bancshares, Inc. (the "Company") and its wholly owned subsidiaries; Merchants Bank (the "Bank") including the Bank's wholly owned subsidiaries Merchants Trust Company (the "Trust Company"), and certain trusts; and Merchants Properties, Inc., after elimination of all material intercompany accounts and transactions. The Bank and the Trust Company offer a full range of deposit, loan, cash management and trust services to meet the financial needs of individual consumers, businesses and municipalities at 35 full-service banking locations throughout the State of Vermont.

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

Investment Securities

The Company classifies certain of its investments in debt securities as held to maturity, which are carried at amortized cost if the Company has the positive intent and ability to hold such securities to maturity. Investments in debt securities that are not classified as held to maturity and equity securities that have readily determinable fair values are classified as trading securities or available for sale securities. Trading securities are investments purchased and held principally for the purpose of selling in the near term; available for sale securities are investments not classified as trading or held to maturity. Available for sale securities are carried at fair value which is measured at each reporting date. The resulting unrealized gain or loss is reflected in Comprehensive Income and Stockholders' Equity net of the associated tax effect. Trading securities are also carried at fair value; gains and losses are recognized through the Statement of Operations.

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

Loan Origination and Commitment Fees

Loan origination and commitment fees and certain direct loan origination costs are deferred and amortized over the lives of the related loans. Net deferred origination fees were $709 thousand and $787 thousand at December 31, 1999 and 1998, respectively.

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

Investments in Real Estate Limited Partnerships

The Bank has investments in various real estate limited partnerships that acquire, develop, own and operate low and moderate-income housing. The Bank's ownership interest in these limited partnerships varies from 35% to 99% as of December 31, 1999. The Company consolidates the financial statements of the limited partnership in which the Company is the general partner, actively involved in management and has a controlling interest. The Bank accounts for its investments in limited partnerships, where the Bank neither actively participates nor has a controlling interest, under the equity method of accounting.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand, amounts due from banks and federal funds sold in the accompanying consolidated statements of cash flows. At December 31, 1999 and 1998, amounts at the Federal Reserve Bank included $412 thousand and $2.5 million, respectively, held to satisfy certain reserve requirements of the Federal Reserve Bank.

Other Real Estate Owned

Collateral acquired through foreclosure is recorded at the lower of cost or fair value, less estimated costs to sell, at the time of acquisition. Bank premises held for sale are recorded at the lower of cost or market, less estimated costs to sell, at the date of transfer. Subsequent changes in the fair value of other real estate owned are reflected as a write-down and charged to expense. Net operating income or expense related to foreclosed property and Bank premises held for sale is included in noninterest expense in the accompanying consolidated statements of operations. There are inherent uncertainties in the assumptions with respect to the estimated fair value of other real estate owned. Because of these inherent uncertainties, the amount ultimately realized on other real estate owned ("OREO") may differ from the amounts reflected in the consolidated financial statements. The Bank recognized losses due to write downs of $20 thousand and $34 thousand during 1998 and 1997. At December 31, 1999, the balance in the OREO portfolio, consisted of foreclosed real estate of $133 thousand. There were no losses due to write downs of OREO during 1999.

Intangible Assets

Premiums paid for the purchase of core deposits are recorded as other assets and amortized using straight-line and accelerated methods over 7 to 15 years. Management reviews the value of the intangible asset by comparing purchased deposit levels to the current level of acquired deposits in the branches purchased. If any significant deposit runoff has occurred and is determined to be permanent in nature, the asset is written down accordingly.

Earnings Per Share

In 1997 the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" which establishes new standards for computing and presenting earnings per share ("EPS"). SFAS No. 128 applies to entities with publicly held common stock or potential common stock. This statement requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerators and denominators of the basic and diluted EPS computations for all prior-period EPS data presented. Refer to Note 12 for additional information.

Comprehensive Income

In 1998 the Company adopted SFAS No. 130, "Reporting Comprehensive Income". This statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses). Components of comprehensive income are net income and all other non-owner changes in equity. This statement requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. This statement is effective, and has been adopted, for the Company's financial statements issued for the year ended December 31, 1999.

Segment Information

In 1998 the Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". This statement establishes the standards for reporting information about segments in annual and interim financial statements. SFAS No. 131 introduces a new model for segment reporting; the "management approach". The management approach is based on the way the chief operating decision-maker organizes segments within a company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure - any manner in which management disaggregates a company. Refer to Note 15 for additional information.

Derivative Instruments and Hedging Activities

In June 1998 the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes standards for reporting and accounting for derivative instruments ("derivatives") and hedging activities. The statement requires that derivatives be reported as assets or liabilities in the consolidated balance sheets and that derivatives be reported at fair value. The statement establishes criteria for accounting for changes in the fair value of derivatives based on the intended use of the derivatives. The statement, as amended by SFAS No. 137, is effective for all quarters of years beginning after June 15, 1999. Based on the Bank's current and anticipated investment and hedging activities the Company does not expect the adoption of SFAS No. 133 to have a material impact on the Company's financial position or results of operations.

Reclassification

Certain amounts reported for prior periods have been reclassified to be consistent with the current period presentation.

(2)   BRANCH ACQUISITION

On October 29, 1999, the Bank completed the purchase of two branches, located in Bellows Falls, VT and Rutland, VT from Chittenden Corporation. The purchase was made in connection with the branch divestiture required by federal regulators with respect to Chittenden Corporation's completed merger with Vermont Financial Services Corporation, the parent company of Vermont National Bank. The transaction included two branches, one remote ATM site, approximately $38.5 million in deposits, $20.8 million in commercial loans, $13.6 million in residential and consumer loans, and certain fixed assets associated with the branches. The Bank paid a deposit premium of 3.2% and the assets were purchased at book value. A core deposit intangible asset of $1.6 million was created in connection with the transaction, which is being amortized over 7 years on an accelerated basis.

(3)   INVESTMENT SECURITIES

Investments in debt securities are classified as trading, available for sale or held to maturity as of December 31, 1999 and 1998. The amortized cost and fair values of the debt securities classified as available for sale and held to maturity as of December 31, 1999 and 1998, are as follows:

SECURITIES AVAILABLE FOR SALE:


                                                           Gross         Gross
                                            Amortized    Unrealized    Unrealized      Fair
                                              Cost         Gains         Losses       Value
      ---------------------------------------------------------------------------------------
      1999                                                   (In thousands)
      ---------------------------------------------------------------------------------------
      U.S. Agency Obligations                $  8,998       $   44        $    -      $ 9,042
      Mortgage-backed Securities               38,274           17           552       37,739
      Collateralized Mortgage Obligations      26,353            -           905       25,448
      ---------------------------------------------------------------------------------------
                                             $ 73,625       $   61        $1,457      $72,229
      =======================================================================================


                                                           Gross         Gross
                                            Amortized    Unrealized    Unrealized      Fair
                                              Cost         Gains         Losses       Value
      ---------------------------------------------------------------------------------------
      1998                                                   (In thousands)
      ---------------------------------------------------------------------------------------
      U.S. Agency Obligations                $ 30,774       $  481        $   62      $31,193
      Mortgage-backed Securities               41,058          130           176       41,012
      ---------------------------------------------------------------------------------------
                                             $ 71,832       $  611        $  238      $72,205
      =======================================================================================

SECURITIES HELD TO MATURITY:


                                                           Gross         Gross
                                            Amortized    Unrealized    Unrealized      Fair
                                              Cost         Gains         Losses       Value
      ---------------------------------------------------------------------------------------
      1999                                                   (In thousands)
      ---------------------------------------------------------------------------------------
      U.S. Treasury Obligations              $    453      $    -        $    7      $    446
      U.S. Agency Obligations                  34,000           -         1,186        32,814
      Mortgage-backed Securities               91,828           -         2,783        89,545
      ---------------------------------------------------------------------------------------
                                             $126,281      $    -        $3,976      $122,305
      =======================================================================================


                                                           Gross         Gross
                                            Amortized    Unrealized    Unrealized      Fair
                                              Cost         Gains         Losses       Value
      ---------------------------------------------------------------------------------------
      1998                                                   (In thousands)
      ---------------------------------------------------------------------------------------
      U.S. Treasury Obligations              $    452      $   13        $    -      $    465
      U.S. Agency Obligations                  14,979          84             -        15,063
      Mortgage-backed Securities               88,420       1,786            17        90,189
      ---------------------------------------------------------------------------------------
                                             $103,851      $1,883        $   17      $105,717
      =======================================================================================

The fair value of securities held for trading was $1,075 thousand and $1,095 thousand at December 31, 1999 and 1998 respectively. Gains on securities held for trading were $61 thousand and $331 thousand as of December 31, 1999 and 1998, respectively.

The contractual maturities of all debt securities held at December 31, 1999 are as follows:


                                                Amortized     Fair
      (In thousands)                              Cost        Value
      ---------------------------------------------------------------
      Due within one year                       $  4,042     $  4,054
      Due after one year through five years        9,418        9,401
      Due after five years through ten years      80,082       77,724
      Due after ten years                        106,364      103,355
      ---------------------------------------------------------------
                                                $199,906     $194,534
      ===============================================================

Proceeds from sales of available for sale debt securities were $14 million during 1998. Gross gains of $44 thousand and $840 thousand and gross losses of $0 and $56 thousand were realized from sales of securities in 1998 and 1997, respectively. There were no sales of securities during 1999.

On August 27, 1999, $27.5 million of securities available for sale were transferred to the held to maturity portfolio. Net unrealized losses of $1.0 million associated with these securities are being amortized over the remaining lives of the individual securities based on the level yield method.

At December 31, 1999, securities with a face value of $15.1 million were pledged to secure public deposits, and for other purposes required by law.

(4)   LOANS

The composition of the loan portfolio at December 31, 1999 and 1998 is as follows:

      (In thousands)                              1999        1998
      --------------------------------------------------------------
      Commercial, Financial and Agricultural    $ 72,333    $ 63,953
      Real Estate-Commercial                     171,988     170,892
      Real Estate-Residential                    180,906     147,348
      Real Estate-Construction                    12,701       8,091
      Installment Loans to individuals            15,313      14,676
      All Other Loans (including overdrafts)         451         532
      --------------------------------------------------------------
      Total Loans                               $453,692    $405,492
      ==============================================================

The Bank currently originates primarily residential real estate loans, commercial and installment loans, and commercial real estate loans to customers throughout the state of Vermont. There were no loans held for sale at December 31, 1999 and 1998. Substantially all of the Bank's loan portfolio is based in the state of Vermont. There are no known significant industry concentrations in the loan portfolio. Loans serviced for others at December 31, 1999 and 1998 amounted to $106 million and $160 million, respectively.

The reserve for possible loan losses is based on management's estimate of the amount required to cover the economic risks in the loan portfolio, based on circumstances and conditions known at each reporting date. There are inherent uncertainties with respect to the final outcome of certain of the Bank's loans and nonperforming assets. Because of these inherent uncertainties, actual losses may differ from the amounts reflected in these consolidated financial statements. Factors considered in evaluating the adequacy of the reserve include previous loss experience, current economic conditions and their effect on the borrowers, the performance of individual loans in relation to contract terms, and estimated fair values of properties to be foreclosed. Losses are charged against the reserve for loan losses when management believes that the collectibility of principal is doubtful. To the extent management determines the level of anticipated losses in the portfolio have significantly increased or diminished the reserve is adjusted through current earnings.

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

An analysis of the reserve for possible loan losses for the years ended December 31, 1999 and 1998 is as follows:

      (In thousands)                          1999       1998
      --------------------------------------------------------
      Balance, Beginning of Year            $11,300    $15,831
      Provision for Possible Loan Losses       (388)    (1,737)
      Loans Charged Off                        (874)    (3,935)
      Recoveries                              1,151      1,141
      --------------------------------------------------------
      Balance, End of Year                  $11,189    $11,300
      ========================================================

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

The Bank's policy is to discontinue the accrual of interest, and to reverse uncollected interest receivable on loans, when scheduled payments become contractually past due in excess of 90 days or, in the judgment of management, the ultimate collectibility of principal or interest becomes doubtful.

Total impaired loans with a related allowance at December 31, 1999 and 1998 were $4.1 million and $3.9 million respectively, and the allowance associated with such loans was $1.0 million and $400 thousand, respectively. Interest payments on impaired loans are generally recorded as principal reductions if the remaining loan balance is not expected to be paid in full. If full collection of the remaining loan balance is expected interest income is recognized on a cash basis. During 1999 and 1998, the Company recorded interest income on impaired loans of approximately $120 thousand and $240 thousand, respectively. The average balance of impaired loans was $3.8 million in 1999 and $6.9 million in 1998.

Nonperforming assets at December 31, 1999 and 1998 are as follows:


      (In thousands)                     1999      1998
      --------------------------------------------------
      Nonaccrual loans                  $2,800    $2,103
      Restructured Loans                   689       320
      Loans Past Due 90 Days or More
       and Still Accruing Interest         199       170
      --------------------------------------------------
      Total Nonperforming Loans          3,688     2,593
      Other Real Estate Owned, Net         133       470
      --------------------------------------------------
      Total Nonperforming Assets        $3,821    $3,063
      ==================================================

The Bank had $689 thousand and $320 thousand of restructured loans that were performing in accordance with the modified agreement at December 31, 1999 and 1998, respectively.

The amount of interest which was not earned, but which would have been earned had the nonaccrual and restructured loans performed in accordance with their original terms and conditions, was approximately $207 thousand, $441 thousand and $395 thousand in 1999, 1998 and 1997, respectively.

During 1998 the Bank consummated transactions involving sales of loans, including certain impaired loans. The aggregate net book value of loans sold was approximately $15.1 million. The Bank recognized total income of $357 thousand from the sale of these loans. All loans were sold without recourse.

An analysis of loans to directors, executive officers, and associates of such persons for the year ended December 31, 1999 is as follows:

      (In thousands)
      ------------------------------------
      Balance, December 31, 1998    $8,885
      Additions                      4,491
      Repayments                    (3,574)
      ------------------------------------
      Balance, December 31, 1999    $9,802
      ====================================

It is the policy of the Bank to grant such loans on substantially the same terms, including interest rates and collateral, as those prevailing for comparable lending transactions with other persons. The December 31, 1999 balance has been adjusted to reflect changes in status of directors and executive officers during 1999.

(5)   PREMISES AND EQUIPMENT

The components of premises and equipment included in the accompanying consolidated balance sheets are as follows:

      (In thousands)                         1999       1998
      --------------------------------------------------------
      Land and Buildings                    $13,484    $12,926
      Leasehold Improvements                  1,178      1,221
      Furniture, Equipment, and Software     11,301     10,322
      --------------------------------------------------------
                                             25,963     24,469
      Less: Accumulated Depreciation
       and Amortization                      12,787     11,284
      --------------------------------------------------------
                                            $13,176    $13,185
      ========================================================

Depreciation and amortization expense related to premises and equipment amounted to $1.9 million, $2.2 million and $2.0 million in 1999, 1998, and 1997, respectively.

The Bank leases certain properties for branch operations. Rent expense on these properties totaled $571 thousand, $303 thousand and $263 thousand for the years ended December 31, 1999, 1998 and 1997, respectively. Minimum lease payments for these properties subsequent to December 31, 1999 are as follows: 2000-$396 thousand; 2001-$387 thousand; 2002-$344 thousand; 2003-
$282 thousand; 2004-$176 thousand and $273 thousand thereafter.

(6)   EMPLOYEE BENEFIT PLANS

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

The plan's funded status and amounts recognized in the accompanying consolidated balance sheets and statements of operations as of December 31, 1999 and 1998, are as follows:

      (In thousands)                                        1999      1998
      ---------------------------------------------------------------------
      Change in Projected Benefit Obligation
      Projected Benefit Obligation at Beginning of Year    $7,073    $6,610
      Interest Cost                                           459       465
      Actuarial (Gain) Loss                                  (779)      473
      Benefits Paid                                          (490)     (475)
      ---------------------------------------------------------------------
      Projected Benefit Obligation at Year End             $6,263    $7,073
      ---------------------------------------------------------------------
      Change in Plan Assets
      Fair Value of Plan Assets at Beginning of Year       $7,699    $7,308
      Actuarial Return on Plan Assets                         937       866
      Benefits Paid                                          (490)     (475)
      ---------------------------------------------------------------------
      Fair Value of Plan Assets at Year End                $8,146    $7,699
      ---------------------------------------------------------------------
      Funded Status of the Plan
      Amount Over Funded                                   $1,883    $  626
      ---------------------------------------------------------------------
      Unrecognized Net Actuarial (Gain) Loss                 (349)      771
      Unrecognized Prior Service Cost                           -       (15)
      ---------------------------------------------------------------------
      Net Amount Recognized                                  (349)      756
      ---------------------------------------------------------------------
      Amounts Recognized in the Statements of
       Financial Position Consist of the Following:
      Prepaid Benefit Cost                                 $1,534    $1,382
      =====================================================================

A summary of (income) expense relating to the Company's pension fund for each of the three years in the period ended December 31, 1998, is as follows:

      (In thousands)                              1999     1998     1997
      ------------------------------------------------------------------
      Interest Cost on Projected Benefit
       Obligation                                $ 459    $ 465    $ 452
      Expected Return on Plan Assets              (597)    (530)    (563)
      Amortization of Unrecognized Transition
       Asset                                       (15)     (39)     (39)
      Recognized Net Losses                          -        4        -
      ------------------------------------------------------------------
      Net Periodic Pension Costs                 $(153)   $(100)   $(150)
      ==================================================================

The actuarial present value of the projected benefit obligation was determined using a weighted average discount rate of 7.75%, 6.75% and 7% as of December 31, 1999, 1998 and 1997, respectively. For 1999, 1998 and 1997 there was no assumed rate of increase in future compensation due to the freeze on plan benefits. The expected long-term rate of return on assets used was 8% in 1999, 1998 and 1997.

Employee Stock Ownership Plan/401(k) Plan

Under the terms of the Company's Employee Stock Ownership Plan (ESOP), eligible employees are entitled to contribute up to 15% of their compensation to the ESOP, and the Company contributes a percentage of the amounts contributed by the employees, as authorized by the Company's Board of Directors. The Company contributed approximately 126% and 128%, respectively, of the amounts contributed by the employees (200% of up to 4.5% of individual employee compensation) in 1999 and 1998. Substantially all employer contributions to the ESOP are funded with cash and are used to purchase the Company's common stock.

Deferred Compensation Plans

Until July 1, 1997, Directors of the Bank were entitled to defer a portion of their compensation into a Deferred Compensation Plan for Directors known as the "Floating Growth (savings)" program. No additional compensation may be deferred into the Floating Growth (savings) program. Benefits accrue based on a monthly allowance for interest at a rate that is fixed from time to time at the discretion of the Board of Directors. The benefits under the Floating Growth (savings) program are generally payable starting on the January 2 following a participant's 65th birthday or earlier death, and will be distributed to the participant (or upon the participant's death, to the participant's designated beneficiary) in accordance with the Plan.

A summary of (income) expense relating to the Company's various employee benefit plans for each of the three years in the period ended December 31, 1999 is as follows:

      (In thousands)                  1999      1998      1997
      --------------------------------------------------------
      Pension Plan                   $(115)    $(100)    $(150)
      Employee Stock Ownership
       Plan/401(k) Plan                643       588       685
      Deferred Compensation Plans       10        11        20
      --------------------------------------------------------
      Total                          $ 538     $ 499     $ 555
      ========================================================

(7)   STOCK-BASED COMPENSATION PLANS

Stock Option Plans

The Company has granted stock options to certain key employees. The options granted vest after two years and are immediately exercisable upon vesting. Nonqualified stock options may be granted at any price determined by the Compensation Committee of the Board of Directors. All stock options have been granted at or above fair market value at the date of grant.

A summary of the Company's stock option activity for each of the three years for the period ended December 31, 1999 is as follows, with numbers of shares in thousands:


                                            1999                   1998                   1997
      ------------------------------------------------------------------------------------------------
                                               Weighted               Weighted               Weighted
                                               Average                Average                Average
                                     Number    Exercise     Number    Exercise     Number    Exercise
                                       of       Price         of       Price         of       Price
                                     Shares    Per Share    Shares    Per Share    Shares    Per Share
      ------------------------------------------------------------------------------------------------
      Options outstanding,
       Beginning of year              138       $25.76       103       $21.88        50       $12.45
      Granted                          99        24.55        48        30.50        71        25.69
      Exercised                         1        10.00        13        12.61        18        10.72
      ------------------------------------------------------------------------------------------------
      Options outstanding,
       end of year                    236       $25.36       138       $25.76       103       $21.88
      Options exercisable              89       $23.37        19       $13.98        22       $12.53
      Weighted average fair value
       per option of options
       granted during year                      $ 6.64                 $ 6.92                 $ 6.71
      ------------------------------------------------------------------------------------------------

As of December 31, 1999, the exercisable options outstanding were exercisable at prices ranging from $10.00 to $27.75 and had a weighted-average remaining contractual life of 5.92 years.

As permitted by SFAS No. 123, the Company has elected to continue to apply APB No. 25 to account for its stock-based compensation plans. Had compensation cost for awards under the Company's stock-based compensation plans been determined consistent with the method set forth under SFAS No. 123, the effect on the Company's net income and earnings per share would have been as follows:


                                              1999                        1998                        1997
      --------------------------------------------------------------------------------------------------------------
                                    As Reported    Pro Forma    As Reported    Pro Forma    As Reported    Pro Forma
                                                          (In thousands except per share data)
      --------------------------------------------------------------------------------------------------------------
      Net Income                      $10,450       $10,233       $9,822        $9,712        $8,833        $8,679
      Basic Earnings per Share        $  2.39       $  2.34       $ 2.22        $ 2.19        $ 2.00        $ 1.97
      Diluted Earnings per Share      $  2.39       $  2.34       $ 2.21        $ 2.19        $ 1.99        $ 1.96
      --------------------------------------------------------------------------------------------------------------

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

The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions for 1999, 1998, and 1997, respectively: Risk-free interest rates of 4.53%, 4.59%, and 6.0%; expected lives of options of five years, five years, and four years; expected volatility of stock of 32.76%, 30.05%, and 34.37%; rate of dividends of 3.31%, 2.53%, and 2.48%; resulting in pro forma after tax compensation expense of $217 thousand for 1999, $110 thousand for 1998, and $308 thousand for 1997.

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

Deferred Compensation Plans

Through December 1995, the Bank maintained an Executive Salary Continuation Plan and a Deferred Compensation Plan for Directors. In December 1995, in satisfaction of all liabilities under those plans, the Bank agreed to make payments to, or credits for, the participants. The Bank established several plans (the "Plans") and established certain trusts (the "Trusts") with Merchants Trust Company, to which it contributed an amount sufficient to cover the Bank's obligations. The Plans used those payments, in part, to purchase newly issued common stock of the Company at its market price. The purchases have been accounted for as treasury stock transactions in the Company's consolidated financial statements. The portions of the payments made to the Plans that were not invested in the common stock of the Company are included as investments in the consolidated financial statements and are classified as trading. To the extent the obligations of the Bank under the Plans are based on investments by the Plans in other than shares of the Company, the investments are revalued at each reporting date with a corresponding adjustment to compensation expense.

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

Restricted Stock Plans

The Company and the Bank have compensation plans for non-employee directors. Under the terms of the plans, participating directors may elect to have all or a specified percentage of his or her compensation for a given year paid in the form of cash or deferred in the form of shares of restricted common stock of the Company. Directors who elect to have their compensation deferred shall be credited with a number of shares of the Company's stock equal in value to the amount of fees deferred plus a risk premium of not more than 25% of the amount deferred. The participating director may not generally sell, transfer or otherwise dispose of these shares, prior to the fifth anniversary of the date of the grant of such shares. With respect to shares of common stock issued or otherwise transferred to a participating director, the participating director will have the right to vote the shares and receive dividends or other distributions thereon. If a participating director resigns under certain circumstances the director shall forfeit all of his or her restricted shares, which are risk premium shares. During 1999, 5,855 shares of common stock of the Company were distributed to a trust established under the terms of the new compensation plan. The "risk premium" is reflected within a component of Stockholders' Equity labeled "Deferred Compensation Arrangements" and will be recognized as an expense ratably over the five-year restriction period.

(8)   INCOME TAXES

The provision for income taxes for each of the three years in the period ended December 31, 1999 consists of the following:

      (In thousands)         1999      1998      1997
      ------------------------------------------------
      Current               $  499    $3,065    $1,499
      Deferred (Prepaid)     2,656       183       884
      ------------------------------------------------
                            $3,155    $3,248    $2,383
      ================================================

Prepaid and deferred income taxes result from differences between the income for financial reporting and tax reporting relating primarily to the provision for possible loan losses. The net deferred tax asset amounted to approximately $2.5 million and $4.3 million at December 31, 1999 and 1998, respectively. This tax asset is included in other assets in the accompanying consolidated balance sheets.

The components of the net deferred tax asset as of December 31, 1999 and 1998 are as follows:

      (In thousands)                                      1999       1998
      ---------------------------------------------------------------------
      Reserve for Possible Loan Losses                   $ 3,916    $ 4,064
      Deferred Compensation                                1,335      1,340
      Unrealized Securities (Gains) Losses                   743       (191)
      Loan Fees                                              107        104
      Depreciation                                          (686)      (876)
      Accrued Liabilities                                     (9)        46
      Investments in Real Estate Limited Partnerships     (1,242)      (968)
      Excess Servicing Right                                   -        (17)
      Loan Market Adjustment                              (4,789)    (2,932)
      Other                                               (1,091)      (975)
      Tax Credit Carryforwards                             3,967      4,190
      Core Deposit Intangible                                267        472
      ---------------------------------------------------------------------
                                                         $ 2,518    $ 4,257
      =====================================================================

The following is a reconciliation of the federal income tax provision, calculated at the statutory rate, to the recorded provision for income taxes:

      (In thousands)                          1999       1998       1997
      --------------------------------------------------------------------
      Applicable Statutory Federal Income
       Tax                                   $ 4,762    $ 4,444    $ 3,779
      (Reduction) Increase in Taxes
       Resulting From:
         Loss on Investment Securities             -          -       (134)
         Tax-exempt Income                       (34)       (41)       (55)
         Tax Credits                          (1,631)    (1,328)    (1,089)
         Other, Net                               58        173       (118)
      --------------------------------------------------------------------
                                             $ 3,155    $ 3,248    $ 2,383
      ====================================================================

The state of Vermont assesses a franchise tax for banks in lieu of income tax. The franchise tax is assessed based on deposits and amounted to approximately $627 thousand, $590 thousand, and $386 thousand in 1999, 1998, and 1997, respectively. These amounts are included in other expenses in the accompanying consolidated statements of operations.

(9)   OTHER BORROWED FUNDS

Other borrowed funds consist of the following at December 31, 1999 and 1998:

      (In thousands)                  1999       1998
      ------------------------------------------------
      Treasury Tax and Loan Notes    $ 4,000    $  283
      Short Term Borrowing             7,000     9,000
      ------------------------------------------------
                                     $11,000    $9,283
      ================================================

As of December 31, 1999, the Bank may borrow up to $40 million in overnight funds on an unsecured basis.

The following table provides certain information regarding other borrowed funds for the two years ended December 31, 1999 and 1998:

                                       Maximum                       Weighted
                                      Month-End       Average      Average Rate      Weighted
                                       Amount         Amount          During       Average Rate
      (In thousands)                 Outstanding    Outstanding      the Year      at Year End
      -----------------------------------------------------------------------------------------
      1999
      Treasury Tax And Loan Notes      $ 4,000        $1,823          4.75%           4.54%
      Federal Funds Purchased            3,000            74          5.27%              -
      Short Term Borrowing              25,000         7,190          5.23%           5.88%
      -----------------------------------------------------------------------------------------
      1998
      Treasury Tax And Loan Notes      $ 4,000        $1,939          5.14%           4.12%
      Federal Funds Purchased            6,000           730          5.70%              -
      Short Term Borrowing              20,000         2,986          5.68%           5.66%
      -----------------------------------------------------------------------------------------

(10)  DEBT

Debt consists of the following at December 31, 1999 and 1998:

      (In thousands)                                               1999      1998
      ----------------------------------------------------------------------------
      9%  Note Payable, Monthly Installments of
       $1.7 thousand (Principal and Interest), Annual
       Installments of $30 Thousand (Principal only) , through
       July 2003                                                  $  163    $  197
      8.75% Mortgage Note, payable in Monthly Installments of
       $2.5 thousand (Principal and Interest) through 2039         1,178     1,182
      Federal Home Loan Bank Notes Payable, Interest Rates
       From 7.52% to 8.66% Due in 2001                             5,030     5,030
      ----------------------------------------------------------------------------
                                                                  $6,371    $6,409
      ============================================================================

The 8.75% mortgage note relates to a low-income housing project. The monthly installments are subsidized by the U.S. Department of Agriculture, which pays amounts annually so as to reduce the monthly principal and interest payments to an amount equivalent to a loan at a rate of 1%.

Maturities of debt subsequent to December 31, 1999 are as follows: 2000-$41 thousand; 2001-$5,075 thousand; 2002-$49 thousand; 2003-$44 thousand; 2004-
$5 thousand and $1,157 thousand thereafter.

As of December 31, 1999, the Company is in compliance with all of the covenants of the Federal Home Loan Bank ("FHLB") agreements.

(11)  STOCKHOLDERS' EQUITY

Vermont state law requires the Bank to appropriate a minimum of 10% of net income to surplus until such time as appropriated amounts equal 10% of deposits and other liabilities. The Company's stockholders' equity includes $10.0 million as of December 31, 1999 and $9.0 million as of December 31, 1998 of such appropriations. Vermont state law also restricts the payment of dividends under certain circumstances.

(12)  EARNINGS PER SHARE

The following table presents a reconciliation of the calculations of basic and diluted earnings per share for the year ended December 31, 1999:

                                                                                  Per Share
      1999                                                 Income      Shares      Amount
      --------------------------------------------------------------------------------------------
                                                    (In thousands except share and per share data)
      Basic Earnings Per Share:
       Income Available to Common Shareholders            $10,450    4,368,421      $2.39
      Diluted Earnings Per Share:
       Options issued to Executives (See Note 7)                -        6,950
       Income available to Common Shareholders
       Plus Assumed Conversions                            10,450    4,375,371    $2.39
      ============================================================================================

                                                                                  Per Share
      1998                                                 Income      Shares      Amount
      --------------------------------------------------------------------------------------------
                                                    (In thousands except share and per share data)
      Basic Earnings Per Share:
       Income Available to Common Shareholders            $9,822     4,425,031      $2.22
      Diluted Earnings Per Share:
       Options issued to Executives (See Note 7)               -        15,034
       Income available to Common Shareholders
       Plus Assumed Conversions                           $9,822     4,440,065      $2.21
      ============================================================================================

                                                                                  Per Share
      1997                                                 Income      Shares      Amount
      --------------------------------------------------------------------------------------------
                                                    (In thousands except share and per share data)
      Basic Earnings Per Share:
       Income Available to Common Shareholders            $8,833     4,423,153      $2.00
      Diluted Earnings Per Share:
       Options issued to Executives (See Note 7)               -        23,256
       Income available to Common Shareholders
       Plus Assumed Conversions                           $8,833     4,446,409      $1.99
      ============================================================================================
</TABLE

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

Among other things, the Vescios have alleged that the Bank or its representatives violated supposed oral promises in connection with the origination and funding of the project, and have claimed that the Bank is liable to them for damages based on the Bank's supposed "control" of the project and its alleged breach of covenants of "good faith" which the plaintiffs believe are to be implied from the loan documents. In addition, the plaintiffs have contended that the Bank breached a duty of care they believe it owed to them, and have claimed that the Bank should not have exercised its contract rights when the loan went into default, but should have resolved the default in a way that was more favorable to the borrowers.
Trial concluded in United States Bankruptcy Court in November 1998. In June
1999, before entry of any findings or a decision on the merits, the trial judge recused himself from all cases involving the Bank. He completed his term as bankruptcy judge on July 31, 1999. On September 30, 1999, United
States District Court Judge William Sessions withdrew the reference of the case to the Bankruptcy Court and ruled that he would decide the case himself on the basis of a combination of the Bankruptcy Court trial record and rehearing certain testimony of certain witnesses. The parties subsequently stipulated to waive any rehearing of testimony and submission of further evidence and to submit the case to the District Court for a decision on the merits based on the existing trial record. The timing of a decision on the merits of the case at the trial level cannot be predicted at this time.
Although it is not possible at this stage to predict the outcome of this litigation, the Bank believes that it has meritorious defenses to the plaintiffs' allegations. The Bank intends to vigorously defend itself against these claims.

On March 25, 1999, Merchants Trust Company received, as trustee, a recovery of $4.8 million on account of settlement of a 1994 class action suit filed in the United States District Court for the District of Minnesota. The Trust
Company's claims, and the class action, arose from investments made by the Trust Company in the so-called Piper Jaffray Institutional Government Income
Portfolio ("Piper Jaffray") on behalf of the plaintiffs. In the first quarter of 1999, the Company realized $1.3 million as a result of that recovery. During the third quarter of 1999, the Trust Company disbursed the recovery, partly to itself and the balance in accordance with instructions provided by the Company's insurance carrier, pursuant to an agreement made with the carrier in December 1994.

Lawyers representing the beneficiaries of five Trust Company accounts have asserted that their clients (the "Named Customers") and others similarly situated have not been fully reimbursed for damages allegedly suffered in connection with certain investments made by the Trust Company during 1993 and 1994 in Piper Jaffray on their behalf. The Company believes full reimbursement has been provided and that the Trust Company has no further liability on account of the Piper Jaffray investment. On July 15, 1999, the Trust Company filed an action with the United States District Court for the District of Vermont seeking a declaratory judgement that the Trust Company has no further liability to the Named Customers. The Named Customers filed a Motion to Dismiss the Trust Company's action, and the District Court granted that motion and declined to reconsider. The Trust Company intends to appeal the District Court's Decision.

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

(14)  PARENT COMPANY

The Parent Company's investments in its subsidiaries are recorded using the equity method of accounting. Summarized financial information relative to the Parent Company only balance sheets at December 31, 1999 and 1998 and statements of operations and cashflows for each of the three years in the period ended December 31, 1999 are as follows:


Balance Sheets as of December 31,
(In thousands)                                    1999       1998
-------------------------------------------------------------------
Assets:
  Investment in and Advances to Subsidiaries*    $64,107    $60,677
  Other Assets                                       638        163
-------------------------------------------------------------------
    Total Assets                                 $64,745    $60,840
===================================================================
Liabilities and Equity Capital:
  Other Liabilities                              $     9    $    11
  Equity Capital                                  64,736     60,829
-------------------------------------------------------------------
    Total Liabilities and Equity Capital         $64,745    $60,840
===================================================================

Statements of Operations for the Years Ended December 31,

(In thousands)                                       1999       1998      1997
-------------------------------------------------------------------------------
Dividends from Merchants Bank*                      $ 5,402    $4,000    $2,267
Equity in Undistributed Earnings of Subsidiaries      5,122     5,907     6,652
Other Expense, Net                                     (112)     (129)     (130)
Benefit from Income Taxes                                38        44        44
-------------------------------------------------------------------------------
Net Income                                          $10,450    $9,822    $8,833
===============================================================================

--------------------
<F*>  Account balances are partially or fully eliminated in consolidation.

Statements of Cash Flows for the Years Ended December 31,


(In thousands)                                         1999       1998       1997
-----------------------------------------------------------------------------------
Cash Flows from Operating Activities:
  Net Income                                          $10,450    $ 9,822    $ 8,833
  Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
    Decrease in Miscellaneous Receivables                   3         71         89
    Increase (Decrease) in Miscellaneous Payables          (1)        (2)        40
    Equity in Undistributed Income of Subsidiaries     (5,122)    (5,907)    (6,652)
-----------------------------------------------------------------------------------
Net Cash Provided by Operating Activities               5,330      3,984      2,310
-----------------------------------------------------------------------------------
Cash Flows From Financing Activities:
  Sale of Treasury Stock                                    -         80      1,234
  Acquisition of Treasury Stock                        (1,620)    (1,420)    (1,390)
  Proceeds from Exercise of Employee Stock Options         22        164         42
  Tax Benefit from Employee Stock Option Exercise           1         60          -
  Dividends Paid                                       (3,390)    (3,051)    (2,217)
  Other, Net                                              134         75        (35)
-----------------------------------------------------------------------------------
Net Cash Used in Financing Activities                  (4,853)    (4,092)    (2,366)
-----------------------------------------------------------------------------------
Increase (Decrease) in Cash and Cash Equivalents          477       (108)       (56)
Cash and Cash Equivalents at Beginning of Year            154        262        318
-----------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Year              $   631    $   154    $   262
===================================================================================
Total Interest Payments                               $     -    $     -    $     -
Taxes paid                                               4,525       2,170     3,820
-----------------------------------------------------------------------------------


(15)  BUSINESS SEGMENTS

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

Non-reportable operating segments of the Company's operations which do not have similar characteristics to the Community Banking segment and do not meet the quantitative thresholds requiring disclosure are included in the Other category in the disclosure of business segments below. These non-reportable segments include trust and investment services, as well as parent company financial information (Note 14).

The following tables present the results of the Company's reportable operating business segment results as of December 31, 1999, 1998 and 1997:


                                      Community               Consolidation
December 31, 1999                      Banking       Other      Adjustment      Consolidated
--------------------------------------------------------------------------------------------
Interest Income                       $ 49,221      $     -       $      -        $ 49,221
Interest Expense                        18,599           28              -          18,627
Provision for Possible Loan Losses        (388)           -              -            (388)
--------------------------------------------------------------------------------------------
Net Interest Income After Provi-
 sion for Possible Loan Losses          31,010          (28)             -          30,982
--------------------------------------------------------------------------------------------
Noninterest Income:
  Trust Company Income                       -        1,802              -           1,802
  Service Charges on Deposits            3,024            -              -           3,024
  Settlement Proceeds                        -        1,326              -           1,326
  Other                                  1,099          122              -           1,221
--------------------------------------------------------------------------------------------
Total Noninterest Income                 4,123        3,250              -           7,373
--------------------------------------------------------------------------------------------
Noninterest Expenses:
  Salaries and Employee Benefits        11,486          640              -          12,126
  Occupancy and Equipment                4,459           73              -           4,532
  Legal and Professional                 1,348          432              -           1,780
  Marketing                              1,116           35              -           1,151
  Other Expenses                         4,607          554              -           5,161
--------------------------------------------------------------------------------------------
Total Noninterest Expenses              23,016        1,734              -          24,750
--------------------------------------------------------------------------------------------
Income Before Provision For
 Income Taxes                           12,117        1,488              -          13,605
Provision for Income Taxes               2,556          599              -           3,155
--------------------------------------------------------------------------------------------
Net Income                            $  9,561      $   889       $      -        $ 10,450
============================================================================================

End of Period Securities              $198,510      $ 1,075       $      -        $199,585
End of Period Net Loans                453,692            -              -         453,692
End of Period Assets                   699,787       74,297        (72,721)        701,363
End of Period Deposits                 617,392            -         (4,149)        613,243
End of Period Borrowings                16,456        1,178              -          17,634
End of Period Liabilities              638,366        4,827         (6,565)        636,628
--------------------------------------------------------------------------------------------


                                      Community               Consolidation
December 31, 1998                      Banking       Other      Adjustment      Consolidated
--------------------------------------------------------------------------------------------
Interest Income                       $ 47,990      $    33       $      -        $ 48,023
Interest Expense                        18,501           29              -          18,530
Provision for Possible Loan Losses      (1,737)           -              -          (1,737)
--------------------------------------------------------------------------------------------
Net Interest Income After Provi-
 sion for Possible Loan Losses          31,226            4              -          31,230
--------------------------------------------------------------------------------------------
Noninterest Income:
  Trust Company Income                       -        1,790              -           1,910
  Service Charges on Deposits            2,756            -              -           2,756
  Settlement Proceeds                        -          120              -             120
  Other                                  1,260          128              -           1,388
--------------------------------------------------------------------------------------------
Total Noninterest Income                 4,016        2,038              -           6,054
--------------------------------------------------------------------------------------------
Noninterest Expenses:
  Salaries and Employee Benefits        10,780          690              -          11,470
  Occupancy and Equipment                4,474           93              -           4,567
  Legal and Professional                 2,220          227              -           2,447
  Marketing                              1,115           35              -           1,150
  Other Expenses                         4,150          430              -           4,580
--------------------------------------------------------------------------------------------
Total Noninterest Expenses              22,739        1,475              -          24,214
--------------------------------------------------------------------------------------------
Income Before Provision For
 Income Taxes                           12,503          567              -          13,070
Provision for Income Taxes               2,994          254              -           3,248
--------------------------------------------------------------------------------------------
Net Income                            $  9,509      $   313       $      -        $  9,822
============================================================================================

End of Period Securities              $178,539      $ 1,094       $      -        $179,633
End of Period Net Loans                394,192            -              -         394,192
End of Period Assets                   632,613       67,280        (65,020)        634,873
End of Period Deposits                 552,351            -         (1,889)        550,462
End of Period Borrowings                14,510        1,182              -          15,692
End of Period Liabilities              573,394        2,539         (1,889)        574,044
--------------------------------------------------------------------------------------------


                                      Community               Consolidation
December 31, 1997                      Banking       Other      Adjustment      Consolidated
--------------------------------------------------------------------------------------------
Interest Income                       $ 48,155      $     3       $      -        $ 48,158
Interest Expense                        18,238            -              -          18,238
Provision for Possible Loan Losses      (1,862)           -              -          (1,862)
--------------------------------------------------------------------------------------------
Net Interest Income After Provi-
 sion for Possible Loan Losses          31,779            3              -          31,782
--------------------------------------------------------------------------------------------
Noninterest Income:
  Trust Company Income                       -        1,635              -           1,635
  Service Charges on Deposits            3,075            -              -           3,075
  Other                                  1,895           70              -           1,965
--------------------------------------------------------------------------------------------
Total Noninterest Income                 4,970        1,705              -           6,675
--------------------------------------------------------------------------------------------
Noninterest Expenses
  Salaries and Employee Benefits         9,967          707              -          10,674
  Occupancy and Equipment                4,460           36              -           4,496
  Legal and Professional                 3,486          402              -           3,888
  Marketing                              1,431           19              -           1,450
  Other Expenses                         5,790          943              -           6,733
--------------------------------------------------------------------------------------------
Total Noninterest Expenses              25,134        2,107              -          27,241
--------------------------------------------------------------------------------------------
Income Before Provision For
 Income Taxes                           11,615         (399)             -          11,216
Provision for Income Taxes               2,375            8              -           2,383
--------------------------------------------------------------------------------------------
Net Income                            $  9,240      $  (407)      $      -        $  8,833
============================================================================================
End of Period Securities              $157,996      $ 1,030       $      -        $159,026
End of Period Net Loans                374,557            -              -         374,557
End of Period Assets                   583,575       62,243        (61,566)        584,252
End of Period Deposits                 508,778            -         (2,934)        505,844
End of Period Borrowings                13,231        1,184              -          14,415
End of Period Liabilities              529,674        4,576         (2,934)        531,316
--------------------------------------------------------------------------------------------

(16)  FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

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

Exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and financial guarantees written is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments as it does for on-balance sheet instruments. The contractual amounts of these financial instruments at December 31, 1999 and 1998 are as follows:

      (In thousands)                                  Contractual Amount
      ------------------------------------------------------------------
      1999
      Financial Instruments Whose Contract Amounts
       Represent Credit Risk:
        Commitments to Extend Credit                       $111,033
        Standby Letters of Credit                             7,170
        Loans Sold with Recourse                                 76
      ------------------------------------------------------------------

      (In thousands)                                  Contractual Amount
      ------------------------------------------------------------------
      1998
      Financial Instruments Whose Contract Amounts
       Represent Credit Risk:
        Commitments to Extend Credit                       $105,112
        Standby Letters of Credit                             5,321
        Loans Sold with Recourse                              1,106
      ------------------------------------------------------------------

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

Standby letters of credit and financial guarantees written are conditional commitments issued by the Bank to guarantee performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. Most guarantees extend for less than two years, and approximately 90% are for less than $100 thousand. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank obtains real and/or personal property as collateral for those commitments for which collateral is deemed to be necessary.

The Bank may enter into commitments to sell loans, which involve market and interest rate risk. There were no such commitments at December 31, 1999 or 1998.

Interest Rate Cap and Floor Contracts

Interest rate cap and floor transactions generally involve the exchange of fixed and floating rate interest payments without the exchange of the underlying principal amounts. The Company uses floor contracts to mitigate the effects on net interest income in the event interest rates on floating rate loans decline and uses cap contracts to mitigate the effects on net interest income should interest rates on floating rate deposits increase. The Company is exposed to risk should the counterparty default in its responsibility to pay interest under the terms of the cap or floor agreement, but minimizes this risk by performing normal credit reviews on the counterparties, by limiting its exposure to any one counterparty, and by utilizing well known national investment firms as counterparties. Notional principal amounts are a measure of the volume of agreements transacted, but the level of credit risk is significantly less. At December 31, 1999 and December 31, 1998, the notional principal amounts of such contracts outstanding was $60 million and $80 million respectively. At December 31, 1999 and December 31, 1998, the amortized cost of such contracts was $161 thousand and $302 thousand, respectively. $42 thousand of cash proceeds were received during 1999 and $2 thousand of cash proceeds were received during 1998 with respect to these contracts.

(17)  FAIR VALUE OF FINANCIAL INSTRUMENTS

Investments

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents and stock in the Federal Home Loan Bank of Boston approximate fair values. Fair value for investment securities is determined from quoted market prices, when available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

An analysis of the fair value of the investment securities as of December 31, 1999 and 1998 is as follows:


                                                1999                      1998
      ---------------------------------------------------------------------------------
                                       Carrying                  Carrying
      (In thousands)                    Amount     Fair Value     Amount     Fair Value
      ---------------------------------------------------------------------------------
      Securities Available for Sale    $ 72,229     $ 72,229     $ 72,205     $ 72,205
      Securities Held to Maturity       126,281      122,305      103,851      105,717
      ---------------------------------------------------------------------------------
                                       $198,510     $194,534     $176,056     $177,922
      =================================================================================

Loans

The fair value of variable rate loans that reprice frequently and have no significant credit risk is based on carrying values. The fair value for other loans is estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

An analysis of the fair value of the loan portfolio as of December 31, 1999 and 1998 is as follows:


                                 1999                      1998
      ------------------------------------------------------------------
                        Carrying                  Carrying
      (In thousands)     Amount     Fair Value     Amount     Fair Value
      ------------------------------------------------------------------
      Net Loans         $442,503     $433,332     $394,192     $400,469
     -------------------------------------------------------------------

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

An analysis of the fair value of deposits as of December 31, 1999 and 1998 is as follows:


                                                1999                      1998
      ---------------------------------------------------------------------------------
                                       Carrying                  Carrying
      (In thousands)                    Amount     Fair Value     Amount     Fair Value
      ---------------------------------------------------------------------------------
      Demand Deposits                  $ 86,160     $ 86,160     $ 85,998     $ 85,998
      Savings, NOW and
       Money Market                     369,929      369,935      309,897      311,453
      Time Deposits $100 thousand
       and greater                       25,590       26,022       22,746       24,243
      Other Time Deposits               131,564      131,868      131,821      131,915
      ---------------------------------------------------------------------------------
                                       $613,243     $613,985     $550,462     $553,609
      =================================================================================

Debt

The fair value of debt is estimated using current market rates for borrowings of similar remaining maturity.

An analysis of the fair value of the borrowings of the Company as of December 31, 1999 and 1998 is as follows:


                                         1999                      1998
      --------------------------------------------------------------------------
                                Carrying                  Carrying
      (In thousands)             Amount     Fair Value     Amount     Fair Value
      --------------------------------------------------------------------------
      Other Borrowed Funds      $11,000      $11,000      $9,283       $9,283
      --------------------------------------------------------------------------
      Debt                        6,371        6,499       6,409        6,731
      --------------------------------------------------------------------------

Commitments to Extend Credit And Standby Letters Of Credit

The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of financial standby letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties. The fair value of commitments to extend credit and standby letters of credit is $69 thousand and $53 thousand as of December 31, 1999 and 1998, respectively.

Interest Rate Caps and Floors

The fair value of the interest rate cap and floor contracts at December 31, 1999 was $402 thousand, the amortized cost was $161 thousand. Management bases estimates on quotes, from qualified investment brokers, of the market value of the cap or floor at the reporting date.

(18)  SUMMARY OF UNAUDITED FINANCIAL INFORMATION:

(In thousands except per share data)            1999                                              1998
----------------------------------------------------------------------------------------------------------------------------
                             Q4        Q3        Q2        Q1       Year       Q4        Q3        Q2        Q1       Year
----------------------------------------------------------------------------------------------------------------------------
Interest and Fee
 Income                    $13,090   $12,346   $11,919   $11,866   $49,221   $12,006   $11,969   $12,154   $11,894   $48,023
Interest Expense             5,013     4,567     4,529     4,518    18,627     4,629     4,687     4,663     4,551    18,530
----------------------------------------------------------------------------------------------------------------------------
Net Interest Income          8,077     7,779     7,390     7,348    30,594     7,377     7,282     7,491     7,343    29,493
Provision for Possible
 Loan Losses (1)              (254)     (134)        -         -      (388)   (1,618)        -      (119)        -    (1,737)
Noninterest Income (2)       1,648     1,525     1,517     2,683     7,373     1,490     1,418     1,662     1,484     6,054
Noninterest Expense          6,212     6,058     6,041     6,439    24,750     6,638     5,579     6,175     5,822    24,214
----------------------------------------------------------------------------------------------------------------------------
Income Before Provision
 for Income Taxes            3,767     3,380     2,866     3,592    13,605     3,847     3,121     3,097     3,005    13,070
Provision For Income
 Taxes                         906       779       601       869     3,155       911       789       789       759     3,248
----------------------------------------------------------------------------------------------------------------------------
Net Income                 $ 2,861   $ 2,601     2,265   $ 2,723   $10,450   $ 2,936   $ 2,332   $ 2,308   $ 2,246   $ 9,822
============================================================================================================================
Basic Earnings Per
 Share                     $  0.66   $  0.59   $  0.52   $  0.62   $  2.39   $  0.66   $  0.53   $  0.52   $  0.51   $  2.22
============================================================================================================================
Cash Dividends
 Declared Per Share        $  0.21   $  0.20   $  0.20   $  0.19   $  0.80   $  0.19   $  0.18   $  0.17   $  0.17   $  0.71
============================================================================================================================

--------------------
<F1>  During the fourth quarter of 1998, the Bank reduced its reserve for possible loan losses by approximately $1.6 million. The reduction is primarily a result of management's determination that a lower requirement was appropriate due to a changing mix of the loan portfolio, the impact of conservative underwriting standards implemented in previous periods and the favorable resolution of a significant troubled credit.
<F2>  During the first quarter of 1999 the Bank recognized a $1.3 million recovery arising from the resolution of certain litigation.

(19)  REGULATORY ENVIRONMENT

The Company and the Bank are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Bank's and the Company's financial statements. Under capital adequacy guidelines, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company's and the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank is also subject to the regulatory framework for prompt corrective action that requires the Bank to meet specific capital guidelines to be considered well capitalized. The Company's and the Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum ratios (set forth in the table below) of total and Tier-1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier-1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 1999, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 1999, the most recent notification from the FDIC categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's category. To be considered well capitalized under the regulatory framework for prompt corrective action, the Bank must maintain minimum Tier-1 Leverage, Tier-1 Risk-Based, and Total Risk-Based Capital ratios as set forth in the table below.


                                                                           To Be Well-
                                                                           Capitalized Under
                                                         For Capital       Prompt Corrective
(In thousands)                       Actual           Adequacy Purposes    Action Provisions
--------------------------------------------------------------------------------------------
                               Amount     Percent    Amount     Percent    Amount    Percent
--------------------------------------------------------------------------------------------
As of December 31, 1999:

Merchants Bancshares, Inc.:
  Tier 1 Risk-Based Capital    $63,016    14.13%     $17,837     4.00%       N/A
  Total Risk-Based Capital      68,677    15.40%      35,674     8.00%       N/A
  Tier 1 Leverage Capital       63,016     9.09%      27,715     4.00%       N/A
Merchants Bank:
  Tier 1 Risk-Based Capital    $62,454    13.96%     $17,895     4.00%     $26,842     6.00%
  Total Risk-Based Capital      68,115    15.23%      35,789     8.00%      44,737    10.00%
  Tier 1 Leverage Capital       62,454     9.00%      27,754     4.00%      34,692     5.00%
--------------------------------------------------------------------------------------------
As of December 31, 1998:

Merchants Bancshares, Inc.:
  Tier 1 Risk-Based Capital    $58,677    14.45%     $16,248     4.00%       N/A
  Total Risk-Based Capital      63,747    15.69%      32,496     8.00%       N/A
  Tier 1 Leverage Capital       58,677     9.49%      24,742     4.00%       N/A
Merchants Bank:
  Tier 1 Risk-Based Capital    $58,582    14.38%     $16,295     4.00%     $24,443     6.00%
  Total Risk-Based Capital      63,652    15.62%      32,591     8.00%      40,738    10.00%
  Tier 1 Leverage Capital       58,582     9.45%      24,791     4.00%      30,988     5.00%
--------------------------------------------------------------------------------------------

                 Merchants Bancshares, Inc. and Subsidiaries
                        Interest Management Analysis

(In thousands, taxable equivalent)                   1999                   1998                   1997
---------------------------------------------------------------------------------------------------------------
                                              Interest     % of      Interest     % of      Interest     % of
                                              Income/     Average    Income/     Average    Income/     Average
                                              Expense     Assets     Expense     Assets     Expense     Assets
---------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME:
  Total Interest Income, Including
   Fees on Loans                              $ 49,277     7.49%     $ 48,098     7.97%     $ 48,254     8.35%
  Interest Expense                              18,627     2.83        18,530     3.07        18,238     3.15
---------------------------------------------------------------------------------------------------------------
  Net Interest Income Before Provision for
   Possible Loan Losses                         30,650     4.66        29,568     4.90        30,016     5.20
  Provision for Possible Loan Losses              (388)   -0.06        (1,737)   -0.29        (1,862)   -0.32
---------------------------------------------------------------------------------------------------------------
  Net Interest Income                         $ 31,038     4.72%     $ 31,305     5.19%     $ 31,878     5.52%
===============================================================================================================
OPERATING EXPENSE ANALYSIS:
  Noninterest Expense
    Personnel                                $ 12,126      1.84%    $ 11,470      1.90%     $ 10,674     1.85%
    Occupancy and Equipments Expense            4,532      0.69        4,567      0.76         4,496     0.78
    Legal and Professional Fees                 1,780      0.27        2,447      0.41         3,888     0.67
    Marketing                                   1,151      0.18          957      0.16         1,450     0.25
    Loss / (Gain) on Disposition of Fixed
     Assets                                        30      0.00          127      0.02         1,088     0.19
    Other                                       5,131      0.78        4,646      0.77         5,645     0.98
---------------------------------------------------------------------------------------------------------------
  Total Noninterest Expense                    24,750      3.76       24,214      4.01        27,241     4.71
---------------------------------------------------------------------------------------------------------------
  Less Noninterest Income
    Service Charges on Deposits                 3,024      0.46        2,756      0.46         3,075     0.53
    Other, Including Securities Gains           4,349      0.66        3,298      0.55         3,600     0.62
---------------------------------------------------------------------------------------------------------------
  Total Noninterest Income                      7,373      1.12        6,054      1.01         6,675     1.15
---------------------------------------------------------------------------------------------------------------
  Net Operating Expense                      $ 17,377      2.64%    $ 18,160      3.00%     $ 20,566     3.56%
===============================================================================================================

SUMMARY:
  Net Interest Income                        $ 31,038      4.72%    $ 31,305      5.19%     $ 31,878     5.52%
    Less: Net Operating Expense                17,377      2.64       18,160      3.00        20,566     3.56
---------------------------------------------------------------------------------------------------------------
  Profit Before Taxes-
   Taxable Equivalent Basis                    13,661      2.08       13,145      2.19        11,312     1.96
  Net Profit (Loss) After Taxes              $ 10,450      1.59%    $  9,822      1.63%     $  8,833     1.53%
---------------------------------------------------------------------------------------------------------------
TOTAL AVERAGE ASSETS                         $657,523               $603,312                $578,090
===============================================================================================================

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, this Annual Report on Form 10-K may contain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including, without limitation, (i) the fact that the Company's success is dependent to a significant extent upon general economic conditions in Vermont and Vermont's ability to attract new business, (ii) the fact that the Company's earnings depend to a great extent upon the level of net interest income (the difference between interest income earned on loans and investments and the interest expense paid on deposits and other borrowings) generated by the Bank, and thus the Bank's results of operations may be adversely affected by increases or decreases in interest rates, (iii) the fact that the banking business is highly competitive and the profitability of the Company depends upon the Bank's ability to attract loans and deposits in Vermont, where the Bank competes with a variety of traditional banking and nontraditional institutions such as credit unions and finance companies, and (iv) the fact that at December 31, 1999, approximately 50% of the Company's loan portfolio was comprised of commercial loans, exposing the Company to the risks inherent in financings based upon analyses of credit risk, the value of underlying collateral, including real estate, and other more intangible factors, which are considered in making commercial loans. Accordingly, the Company's profitability may be negatively impacted by errors in risk analyses, by loan defaults, and the ability of certain borrowers to repay such loans may be adversely affected by any downturn in general economic conditions. These factors, as well as general economic and market conditions, may materially and adversely affect the market price of shares of the Company's common stock. Because of these and other factors, past financial performance should not be considered an indicator of future performance. The forward-looking statements contained herein represent the Company's judgment as of the date of this Form 10-K, and the Company cautions readers not to place undue reliance on such statements.

The following discussion and analysis of financial condition and results of operations of the Company and its subsidiaries for the three years ended December 31, 1999 should be read in conjunction with the consolidated financial statements and notes thereto and selected statistical information appearing elsewhere in this Form 10-K. The information is discussed on a fully taxable equivalent basis. The financial condition and operating results of the Company essentially reflect the operations of its principal subsidiary, Merchants Bank.

RESULTS OF OPERATIONS: OVERVIEW

The Company realized net income of $10.4 million for the year ended December 31, 1999, an increase of $628 thousand from 1998. One-time charges and credits that influenced 1999 earnings included a $1.3 million recovery arising from the resolution of certain legal matters. Conversely, the Company incurred legal and professional expenses in conjunction with certain legal matters totaling $551 thousand during 1999. For a more detailed discussion of these legal matters see Part I, Item 3-"Legal Proceedings". The Bank also realized settlements related to previously charged off obligations and gains pursuant to the sale of certain foreclosed real estate totaling $748 thousand during the year.

The Bank completed the purchase and integration of two new branches, located in Bellows Falls and Rutland, Vermont during the fourth quarter of 1999. The purchase was made in connection with the branch divestiture required by federal regulators with respect to Chittenden Corporation's completed merger with Vermont Financial Services Corporation, the parent company of Vermont National Bank. The transaction increased year-end assets of the Company by $35 million. Conversion costs incurred by the Bank in conjunction with this acquisition totaled $258 thousand. See "Branch Acquisition" for a more detailed discussion of this purchase.

Basic earnings per share were $2.39, $2.22, and $2.00 for the years ended December 31, 1999, 1998, and 1997, respectively. Diluted earnings per share were $2.39, $2.21, and $1.99 for the years ended December 31, 1999, 1998 and 1997, respectively. The Company declared and distributed a total of $.80 per share during 1999. In January 2000, the Company declared a dividend of $0.21 per share.

Net income as a percentage of average equity capital was 16.72%, 17.46% and 17.98% for 1999, 1998 and 1997, respectively. The ten-year average return on equity was 7.79% at December 31, 1999. Net income as a percentage of average assets was 1.59%, 1.63% and 1.53% in 1999, 1998 and 1997 respectively. The ten-year average return on assets was .61% at December 31, 1999.

BRANCH ACQUISITION

On October 29, 1999, the Bank completed the purchase of two branches, located in Bellows Falls, Vermont and Rutland, Vermont from Chittenden Corporation. The purchase was made in connection with the branch divestiture required by federal regulators with respect to Chittenden Corporation's completed merger with Vermont Financial Services Corporation, the parent company of Vermont National Bank. The transaction included two branches, one remote ATM site, approximately $38.7 million in deposits, $21.1 million in commercial loans, $13.6 million in residential and consumer loans, and certain fixed assets associated with the branches. The Bank paid a deposit premium of 3.2% and the assets were purchased at book value. A core deposit intangible asset of $1.6 million was created in connection with the transaction, which is being amortized over seven years on an accelerated basis. The Bank has expanded the remote ATM site located on Woodstock Avenue in Rutland to a drive-through facility staffed by a Bank employee. The Bank anticipated, and experienced, some run-off in the newly acquired loans and deposits. At year-end deposit balances in the two new locations were $35.1 million, year-end commercial loans were $11.1 million, and residential and consumer loans were $13.3 million. Approximately $3 million of the decrease in deposits was attributable to the Bank's cash management sweep product, where customer balances are swept daily to an off balance sheet investment product. Approximately $8.3 million of the decrease in loans was due to the loss of one large relationship.

NET INTEREST INCOME

Net interest income increased by $1.1 million (3.7%) from 1998 to 1999. Total interest and dividend income increased $1.2 million (2.5%), and total interest expense increased by $97 thousand (.5%). The increase in net interest income is primarily attributable to an overall increase in the size of the Company's balance sheet. Total average interest earning assets increased by $47.8 million from 1998 to 1999, and total average interest bearing liabilities increased by $49.4 million during the same period. Approximately $5.1 million of the increase in average interest earning assets and $5 million of the increase in interest bearing liabilities was due to the branch acquisition. The rate on interest earning assets decreased 47 basis points over the course of the year, from 8.50% for 1998 to 8.03% for 1999; and the rate on average interest bearing liabilities decreased 37 basis points during the same period from 4.05% for 1998 to 3.68% for 1999. The average interest rate earned on the loan portfolio decreased from 9.41% in 1998 to 8.74% in 1999, while the average balances of loans increased $33.5 million. The decrease in the average loan rate is attributable to an overall lower interest rate environment during the early part of 1999 as compared to 1998, the changing mix of the loan portfolio and continuing decreases in fees charged relating to lending activities. The largest increase in the loan portfolio was in residential real estate loans, which accounted for $33.6 million or 70% of the increase. This change in the mix of the loan portfolio was due, in large part, to the Bank's strategy to deemphasize higher risk commercial real estate, while continuing to actively pursue less risky and lower yielding residential real estate loans. The Bank's fees on loans continued to decrease in 1999; decreasing $333 thousand from 1998 to 1999. The Bank holds many of its originated mortgages in portfolio rather than sell them in the secondary market. The Bank has historically had a disproportionately low allocation of residential real estate mortgages in its portfolio. Management believes the retention of these credits in portfolio, while decreasing servicing revenue, will result in higher interest revenue than could be earned in the Bank's investment portfolio. The Bank continues to deploy excess funds in its investment portfolio, the average balance of which increased by $18.7 million. The average interest rate on those investments decreased by five basis points from 1998 to 1999.

Average interest bearing deposits increased by $44.8 million during 1999, and the average rate on those deposits decreased 39 basis points, from 3.99% to 3.60%. The decrease in rates paid on deposits is attributable to the overall lower interest rate environment during the year, and is also attributable to a change in the mix of the deposit base. Average balances in Savings, Money Market and NOW accounts increased by $54 million, at an average interest rate for 1999 of 3.0%, while average balances in higher cost time deposits decreased by $9.2 million, at an average interest rate of 4.96% for 1999.

Total interest and dividend income decreased $135 thousand from 1997 to 1998 (.3%) and total interest expense increased by $292 thousand (1.6%), resulting in a decrease in net interest income of $427 thousand (1.4%). The overall decrease in net interest income, and resultant decrease in net interest margin is attributable to several factors. One of these is the flat yield curve and lower interest rate environment that was prevalent during 1998. Many of the Bank's longer term assets are funded with short term, or variable rate, liabilities. As the yield curve flattened over the course of 1998 loan and investment rates dropped more quickly than deposit rates. Overall average earning assets increased by $25.3 million (4.6%) from $541 million to $566 million during 1998, but the average rate earned on those assets decreased by 42 basis points from 8.92% to 8.50%. Changes in the mix of earning assets accounted for a portion of this change. Average investments, which generally have a lower yield than loans, grew by $23.7 million during 1998. Average loans decreased by $2.5 million during 1998, and the loan mix changed as the Bank continued its strategy of moving higher risk commercial real estate loans off the balance sheet. At the same time, average interest bearing liabilities increased by $11.7 million from $446 million to $457 million (2.6%), while the average rate on those liabilities decreased by only 4 basis points, from 4.09% to 4.05%.

The following table presents the condensed annual average balance sheets for 1999, 1998 and 1997. The total dollar amount of interest income from assets and the subsequent yields are calculated on a taxable equivalent basis.

                         Merchants Bancshares, Inc.
        Distribution of Assets, Liabilities and Stockholders' Equity;
                  Interest Rates and Interest Differential


                                                  1999                            1998                            1997
-----------------------------------------------------------------------------------------------------------------------------------
Taxable Equivaent                               Interest   Average              Interest   Average              Interest   Average
(In thousands)                        Average    Income/    Yield/    Average    Income/    Yield/    Average    Income/    Yield/
ASSETS:                               Balance    Expense     Rate     Balance    Expense     Rate     Balance    Expense     Rate
-----------------------------------------------------------------------------------------------------------------------------------

Investment Securities:
  U.S. Treasury and Agencies          $164,831   $10,627     6.45%    $165,071   $10,728     6.50%    $142,070   $ 9,443    6.65%
  Other, Including FHLB Stock           22,078     1,390     6.30%       3,098       161     5.20%       2,435       172    7.06%
-----------------------------------------------------------------------------------------------------------------------------------
      Total Investment Securities      186,909    12,017     6.43%     168,169    10,889     6.48%     144,505     9,615    6.65%
-----------------------------------------------------------------------------------------------------------------------------------

Loans, Including Fees on Loans:
  Commercial                            70,935     6,465     9.11%      67,609     7,017    10.38%      68,036     7,479   10.99%
  Real Estate                          340,330    29,099     8.55%     309,534    28,095     9.08%     311,490    29,286    9.40%
  Consumer                              14,054     1,611    11.46%      14,671     1,759    11.99%      14,763     1,763   11.94%
-----------------------------------------------------------------------------------------------------------------------------------
      Total Loans (a) (b)              425,319    37,175     8.74%     391,814    36,871     9.41%     394,289    38,528    9.77%
-----------------------------------------------------------------------------------------------------------------------------------

Federal Funds Sold, Securities Sold
 Under Agreements to Repurchase
 and Interest Bearing Deposits
 with Banks                              1,718        85     4.95%       6,143       338     5.50%       2,036       111    5.45%
-----------------------------------------------------------------------------------------------------------------------------------
      Total Earning Assets             613,946    49,277     8.03%     566,126    48,098     8.50%     540,830    48,254    8.92%
-----------------------------------------------------------------------------------------------------------------------------------

Reserve for Possible Loan Losses       (11,377)                        (14,790)                        (16,267)
Cash and Due From Banks                 22,719                          21,115                          22,833
Premises and Equipment                  12,852                          13,358                          14,513
Other Assets                            19,383                          17,503                          16,182
-----------------------------------------------------------------------------------------------------------------------------------
      Total Assets                    $657,523                        $603,312                        $578,090
===================================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest Bearing Deposits:
Savings, Money Market & NOW
 Accounts                             $339,520   $10,171     3.00%    $285,489   $ 9,175     3.21%    $265,578   $ 8,452    3.18%
Time Deposits                          150,239     7,452     4.96%     159,430     8,573     5.38%     164,437     8,864    5.39%
-----------------------------------------------------------------------------------------------------------------------------------
      Total Interest Bearing
       Deposits                        489,759    17,623     3.60%     444,919    17,748     3.99%     430,015    17,316    4.03%
-----------------------------------------------------------------------------------------------------------------------------------

Federal Funds Purchased                  1,408        74     5.26%         730        42     5.75%         906        54    5.96%
Demand Notes Due U.S. Treasury           1,821        87     4.78%       1,939       100     5.16%       2,463       130    5.28%
Other Short-Term Borrowings              7,205       376     5.22%       2,986       170     5.69%       5,925       307    5.18%
Long-Term Debt                           6,649       467     7.02%       6,890       470     6.82%       6,417       431    6.72%
-----------------------------------------------------------------------------------------------------------------------------------
      Total Interest Bearing
       Liabilities                     506,842    18,627     3.68%     457,464    18,530     4.05%     445,726    18,238    4.09%
-----------------------------------------------------------------------------------------------------------------------------------

  Demand Deposits                      81,600                           80,541                          75,972
  Other Liabilities                     6,590                            9,064                           7,252
  Stockholders' Equity                 62,491                           56,243                          49,140
-----------------------------------------------------------------------------------------------------------------------------------
      Total Liabilities &
       Stockholders' Equity          $657,523                         $603,312                        $578,090
===================================================================================================================================
Net Interest Income (a)                          $30,650                         $29,568                         $30,016
===================================================================================================================================
Yield Spread                                                 4.35%                           4.45%                          4.83%
===================================================================================================================================
NET INTEREST INCOME
 TO EARNING ASSETS                                           4.99%                           5.22%                          5.55%
===================================================================================================================================

<Fa>  Tax exempt interest has been converted to a tax equivalent basis using the Federal tax rate of 34%.
<Fb>  Includes nonaccruing loans.

The following table sets forth, for each major category of interest earning assets and interest bearing liabilities, the dollar amounts of fully taxable equivalent interest income and interest expense and changes therein for 1999 as compared with 1998.


                                                                     1999 vs 1998
-----------------------------------------------------------------------------------------------------
                                                                                       Due to (a)
                                                                      Increase     ------------------
(In thousands)                                  1999       1998      (Decrease)    Volume      Rate
-----------------------------------------------------------------------------------------------------
Fully Taxable Equivalent Interest Income:
  Loans (b)                                    $37,175    $36,871     $   304      $2,929    $(2,625)
  Investments                                   12,017     10,889       1,128       1,205        (77)
  Federal Funds Sold, Securities Sold Under
   Agreements to Repurchase and Interest
   Bearing Deposits with Banks                      85        338        (253)       (219)       (34)
-----------------------------------------------------------------------------------------------------
      Total Interest Income                     49,277     48,098       1,179       3,914     (2,735)
-----------------------------------------------------------------------------------------------------
Less Interest Expense:
  Savings, Money Market & NOW
   Accounts                                     10,171      9,175         996       1,619       (623)
  Time Deposits                                  7,452      8,573      (1,121)       (456)      (665)
  Federal Funds Purchased                           74         42          32          36         (4)
  Demand Note-U.S. Treasury                         87        100         (13)         (6)        (7)
  Debt and Other Borrowings                        843        640         203         203         (0)
-----------------------------------------------------------------------------------------------------
      Total Interest Expense                    18,627     18,530          97       1,396     (1,299)
-----------------------------------------------------------------------------------------------------
      Net Interest Income                      $30,650    $29,568     $ 1,082      $2,519    $(1,437)
=====================================================================================================


                                                                     1998 vs 1997
-----------------------------------------------------------------------------------------------------
                                                                                       Due to (a)
                                                                      Increase     ------------------
(In thousands)                                  1998       1997      (Decrease)    Volume      Rate
-----------------------------------------------------------------------------------------------------
Fully Taxable Equivalent Interest Income:
  Loans (b)                                    $36,871    $38,528     $(1,561)     $    0    $(1,561)
  Investments                                   10,889      9,615       1,879         (30)     1,909
  Federal Funds Sold, Securities Sold Under
   Agreements to Repurchase and Interest
   Bearing Deposits with Banks                    338         111        (204)          -       (204)
-----------------------------------------------------------------------------------------------------
      Total Interest Income                    48,098      48,254         114         (30)       144
-----------------------------------------------------------------------------------------------------
Less Interest Expense:
  Savings, Money Market & NOW
   Accounts                                     9,175       8,452         235           -        235
  Time Deposits                                 8,573       8,864         644          18        662
  Federal Funds Purchased                          42          54          22           -         22
  Demand Note-U.S. Treasury                       100         130          22          12         10
  Debt and Other Borrowings                       640         738         (69)        106       (175)
-----------------------------------------------------------------------------------------------------
      Total Interest Expense                   18,530      18,238        (434)        136       (570)
-----------------------------------------------------------------------------------------------------
      Net Interest Income                     $29,568     $30,016     $   548      $ (167)   $   715
=====================================================================================================

--------------------
<Fa>      The dollar amount of changes in interest income and interest expense attributable to changes in rate and volume has been allocated between rate and volume based upon the changes in rates times the first year's volume and the changes in volume times the current year's rate.
<Fb>      Includes balances of non-accruing loans.
<FNote:>  Included in Interest Income are fees on loans totaling $1,236,
          $1,570 and $1,619 for the years ended December 31, 1999, 1998 and 1997, respectively

RESERVE FOR POSSIBLE LOAN LOSSES

Continued success at recovering previously charged off obligations allowed the Bank to cover charge off activity during 1999. Over the course of 1999 the Bank recorded $388 thousand in individual recoveries on previous obligations, which were partially charged off, as a credit loan loss provision. It is the Bank's practice to record significant recoveries as an offset to the loan loss provision in the income statement. In the fourth quarter of 1998, the Bank recorded a $1.6 million negative provision for possible loan losses resulting in an overall negative provision of $1.7 million for 1998. The 1998 reduction of the loan loss reserve was primarily the result of an internal review of the Bank's loan loss reserve requirement, which considered the changing mix and improved quality of the loan portfolio, the impact of conservative underwriting standards implemented in prior periods, general economic conditions, and the resolution of a significant troubled credit. The Bank's analysis was substantiated by a comprehensive assessment of its loan portfolio and review of its loan loss reserve requirement by its external loan review firm during the fourth quarter of 1998. For a more detailed discussion of the Bank's reserve for possible loan losses see "Credit Quality and Reserve for Possible Loan Losses".

NONINTEREST INCOME AND EXPENSES

Excluding certain litigation settlement proceeds of $1.3 million in 1999 and $120 thousand in 1998 (for more information on the Company's litigation see
Part I, Item 3-"Legal Proceedings"), and gains on sales of investment securities of $44 thousand in 1998, noninterest income increased $157 thousand from 1998 to 1999. Service Charges on deposits increased $268 thousand from 1998 to 1999. The increase is primarily a result of increases in the Bank's overdraft charges. The increase in the overdraft charges took effect May 1, 1999; net overdraft revenue for 1999 was $390 thousand higher than 1998. This increase was offset by continued decreases in the Bank's monthly deposit service charge revenue, which decreased by $145 thousand from 1998 to 1999. This decrease in service charge revenue is due primarily to the success of the Bank's FreedomLYNX(R) checking account product, which generally charges no monthly fees. The average interest cost for the Bank's FreedomLYNX (R) accounts at December 31, 1999 was approximately 1.38% and the average balance maintained by the customer is higher than a regular checking account. This account is representative of a strategic decision made by the Bank to de-emphasize fee income in favor of collecting low interest checking account balances which will increase interest margin income over time. Other Noninterest Income decreased by $123 thousand from 1998 to 1999. The Bank sold loans totaling $15.1 million during 1998 and recognized a gain of $213 thousand on that sale; there were no gains on loan sales during 1999. This decrease in revenue was offset by increased ATM and debit card income. The Bank implemented an ATM surcharge for non-bank customers during the fourth quarter of 1998. ATM and debit card fees were $181 thousand higher in 1999 compared to 1998. The Bank changed its reporting for its merchant credit card portfolio during 1999. The credit card merchant discount fee income is presented net of assessment expenses, and is included as a component of the "Other" line item in the non-interest income section of the Consolidated Statement of Operations. All previous periods have been reclassified for consistency.

Noninterest expenses increased $536 thousand (2.2%) from 1998 to 1999. Compensation expenses increased $656 thousand (5.7%) from 1998 to 1999. The increase is primarily a result of merit increases and increases in the costs of certain employee benefits, as well as the addition of 11 new employees in connection with the Bank's branch purchase discussed previously. The Company continued its incentive program during 1999. The program is designed to compensate employees based on their individual performance, as well as the performance of their division. The program for 1999 focused on increased sales and overall Bank performance for employees in the Bank's service center, and on increased sales and individual branch and portfolio profitability in the branches and sales divisions.

Occupancy and Equipment expenses decreased slightly from 1998 to 1999, while legal and professional fees decreased $667 thousand. The decrease in legal and professional fees is largely due to decreases in expenses incurred by the Bank in connection with the litigation described in Part I, Item 3- "Legal Proceedings". Other Noninterest expenses increased $540 thousand; there are a number of items contributing to this increase. Costs incurred in conjunction with the conversion of the branches acquired from Chittenden totaled $258 thousand, $175 thousand of which were charged to legal and professional, and $83 thousand of which are included in other noninterest expenses. Amortization of the Bank's core deposit intangible increased by $75 thousand, a result of the intangible asset created in conjunction with the branch purchase mentioned previously. The cost of the Bank's transportation costs increased $115 thousand during 1999 primarily as a result of the outsourcing of certain of its courier services.

Excluding net gains on the sale of investment securities of $44 thousand in 1998 and $784 thousand in 1997 noninterest income increased $119 thousand (2.0%) from 1997 to 1998. The increase was primarily the result of increases in Trust Company income of $155 thousand, a 9.5% increase. Service charges on deposits decreased $319 thousand during 1998, a 10.4% decrease. The decrease in service charge revenue was primarily a result of the Bank's continued FreedomLYNX(r) sales campaign. Other non-interest income increased by $163 thousand during 1998, primarily due to the recognition of gains on the sales of certain loans of $213 thousand (see Balance Sheet Analysis).

Noninterest expenses decreased $3.0 million (11.1%) from 1997 to 1998. A significant contributing factor being a decrease of $1.4 million (37.1%) in legal and professional fees, from $3.9 million for the year ended December 31, 1997 to $2.4 million for the year ended December 31, 1998. This decrease was due primarily to a decrease in expenses incurred by the Bank in connection with the litigation described in Part I, Item 3, Legal Proceedings. Losses on the disposition of fixed assets also decreased $961 thousand (88%) during 1998, primarily a result of $400 thousand in expenses recognized during 1997 related to the Company's conversion to the Windows NT platform. Additionally, during 1997, the Bank wrote down its cost basis of its branch in Brattleboro, Vermont by $478 thousand in conjunction with the sale of the building. Substantially all of the 1998 expense was related to the Bank's conversion of its teller system to the Windows NT platform during 1998. Salaries and wages increased by $752 thousand (8.7%) from 1997 to 1998. This increase is primarily attributable to the Company's incentive program. Other noninterest expenses decreased by $419 thousand during 1998, primarily the result of a decrease in the contribution made to the Merchants Bank Foundation during 1998, from $400 thousand during 1997 to $150 thousand during 1998. Finally, during 1997, an investment held by a subsidiary of the Bank was written down by $229 thousand.

The Company recognized $1.6 million in low-income housing tax credits as a reduction in the provision for income taxes during 1999 and $1.3 million during 1998. As of December 31, 1999, the Company has a cumulative deferred prepaid tax asset of approximately $5.3 million arising from timing differences between the Company's book and tax reporting. The prepaid tax asset is included in other assets.

BALANCE SHEET ANALYSIS

The Company's year-end balance sheet grew by $66 million (10.47%) during 1999, while the Company's earning assets increased by $71.1 million (12.2%) from $585.1 million to $656.2 million. The investment portfolio grew by $22.4 million (12.7%) as the Bank continued to redeploy excess funds into its investment portfolio, and the loan portfolio increased by $48.2 million (11.9%). The changes in the composition of the Bank's loan portfolio during 1999 are shown in the following table:


                                                      As of December 31,
      Type of Loan                   1999        1998        1997        1996        1995
      -------------------------------------------------------------------------------------
                                                        (In thousands)
      Commercial, Financial &
       Agricultural                $ 72,333    $ 63,953    $ 73,523    $ 61,091    $ 76,925
      Real Estate-Construction       12,701       8,091       8,695       3,420       9,644
      Real Estate-Commercial        171,988     170,892     181,018     203,022     225,884
      Real Estate-Residential       180,906     147,348     111,270     104,355     120,318
      Installment                    15,313      14,676      15,450      14,831      16,560
      All Other Loan                    451         532         432         534         393
      -------------------------------------------------------------------------------------
                                   $453,692    $405,492    $390,388    $387,233    $449,724
      =====================================================================================

Year-end residential real estate loans increased by $33.6 million. $10.1 million of this increase is due to loans acquired with the branch purchase. The Bank continued to promote its RealLYNX(TM) residential real estate loan product during 1999. This product shortens the turnaround time on residential mortgages by requiring reduced documentation from borrowers. The product is priced at a slight premium to the market and requires a maximum LTV of 80%. The popularity of this product coupled with the high volume of refinancing of home mortgages during the low interest rate environment that was prevalent during the early part of 1999 helped to fuel much of the growth in the residential real estate portfolio. Substantially all of the originations in the last two years were placed in the Bank's portfolio as the Bank currently does not sell home mortgages on the secondary market. The Bank currently services $106.1 million in residential mortgage loans for other investors such as federal government agencies (FNMA and FHLMC) and for financial investors such as insurance companies and pension funds located outside Vermont.

Year-end commercial mortgage balances were $1.1 million higher at December 31, 1999 than at December 31, 1998. After netting out the $4.0 million in commercial mortgages acquired in conjunction with the branch purchase from the Chittenden Corporation, the commercial mortgage portfolio decreased by $2.9 million from 1998 to 1999. This change reflects the Bank's continuing strategy to deemphasize higher risk commercial real estate loans as it more actively pursues small business and commercial credits, as well as residential real estate loans. The Bank's commercial loan portfolio was $8.4 million higher at the end of 1999 than at the end of 1998. Excluding the $7.1 million in commercial loans acquired in conjunction with the branch purchase from the Chittenden Corporation, the commercial loan portfolio increased by $1.2 million. The Bank introduced its new CommerceLYNX(tm) program during 1999. CommerceLYNX(tm), directed at the small business community, is a package of business banking services, including low cost electronic checking, investment accounts, and a streamlined credit application. The Bank's philosophy of simplifying product offerings and minimizing fees has been applied to this program. Branch presidents are trained to offer this service, leading with the introduction of small business financing options and the value of utilizing the efficient transaction accounts. CommerceLYNX(TM) was tested in seven pilot markets throughout Vermont. The program has been enhanced and streamlined during 2000 to reflect market feedback and the arrival of technology options, and has been expanded to include all 35 branches and 11 corporate banking officers. The Bank also continues to participate in the U.S. Small Business Administration guaranteed loan program. In 1999, the Bank's Asset and Liability Management Committee ("ALCO") continued the strategy of holding most of its originated loans in portfolio instead of selling them on the secondary market.

The following table presents the distribution of the varying maturities or repricing opportunities of the loan portfolio at December 31, 1999.

                                                     Over One
                                         One Year    Through     Over Five
      Type of Loan                       Or Less     5 Years       Years      Total
      --------------------------------------------------------------------------------
                                                         (In thousands)
      Commercial Loans, Industrial
       Revenue Bonds, Lease Financing
       and All Other Loans               $ 36,534    $ 25,942    $ 10,315     $ 72,791
      Real Estate Loans                    87,583     127,765     151,685      367,033
      Installment Loans                     3,487       5,331       5,050       13,868
      --------------------------------------------------------------------------------
                                         $127,604    $159,038    $167,050     $453,692
      ================================================================================

Loans maturing or repricing after one year which have predetermined interest rates totaled $322.9 million. Loans maturing or repricing after one year which have floating or adjustable interest rates totaled $2.9 million.

The Company's interest bearing liabilities increased by $64.6 million (13.4%) from $480.1 million to $544.7 million during 1999. $30.8 million of this change is a result of the branch purchase. Excluding this branch purchase the Bank's Savings, NOW and Money Market Accounts increased by $42.9 million from $310 million at year-end 1998 to $353 million at year-end 1999, while the Bank's time deposits decreased by $11.1 million from $154.5 million at year-end 1998 to $143.4 million at year-end 1999. The Bank's deposit mix has continued to change as the Bank has targeted its marketing toward obtaining low cost transactional accounts. During 1999, the Bank continued its FreedomLYNX(R) direct mail campaign, and offered the account free for life over the course of the year. Additionally, the Bank continued to market its new MoneyLYNX(TM) and CommerceLYNX(TM) money market accounts. The balances pay interest at competitive rates based on a tiered balance structure. The average cost of funds on these money market balances at December 31, 1999 was 4.46%. Balances in these accounts totaled $138 million at year-end 1999 versus $51 million at year-end 1998. Balances in the Bank's FreedomLYNX(R) accounts continue to increase, with balances of $46.8 million at December 31, 1999 versus $19.8 million at December 31, 1998. The FreedomLYNX(R) account bears interest at a slight premium to the NOW rate on balances over $1,500 and requires no minimum balance, the average cost of these funds at year-end was 1.38%. The Bank introduced its new TimeLYNX(TM) product in late 1999; this product allows the customer, subject to certain restrictions, to make deposits to and withdrawals from their certificate of deposit prior to maturity.

The following schedule shows the average balances of various classifications of deposits:

      (In thousands)                  1999        1998        1997
      --------------------------------------------------------------
      Demand Deposits               $ 81,600    $ 80,541    $ 75,972
      Savings, Money Market and
       Now Accounts                  339,520     285,489     265,578
      Time Deposits $100,000 and
       Greater                        23,469      24,130      19,750
      Other Time Deposits            126,771     135,300     144,687
      --------------------------------------------------------------
      Total Average Deposits        $571,360    $525,460    $505,987
      ==============================================================

Time Deposits $100 thousand and greater at December 31, 1999 had the following schedule of maturities:

      (In thousands)
      -----------------------------------
      Three Months or Less        $ 5,371
      Three to Six Months           6,199
      Six to Twelve Months          4,541
      Over Twelve Months            9,479
      Over Five Years                   -
      -----------------------------------
                                  $25,590
      ===================================

CREDIT QUALITY AND RESERVE FOR POSSIBLE LOAN LOSSES

Improving credit quality has been a major strategic focus of the Bank since 1994. The success of this program is evidenced by the Bank's aggressive reduction in the level of problem assets over the prior four years. The following tables summarize the Bank's nonperforming assets (NPAs) as of December 31, 1995 through December 31, 1999. Nonperforming assets were up slightly at December 31, 1999, after four years of decline. The increase was primarily due to the transfer of one commercial real estate loan relationship ($1.1 million outstanding) to nonaccrual. In general loan quality remained strong, with year end delinquencies totaling 0.38% of total loans.

(In thousands)                        1999      1998      1997      1996      1995
------------------------------------------------------------------------------------
Nonaccrual Loans                     $2,800    $2,103    $2,686    $4,091    $25,617
Loans Past Due 90 Days or
 More and Still Accruing                199       170       403       216        237
Restructured Loans                      689       320       215     2,403      1,430
------------------------------------------------------------------------------------
      Total Nonperforming Loans:      3,688     2,593     3,304     6,710     27,284
------------------------------------------------------------------------------------
Other Real Estate Owned                 133       470       591     1,925      7,772
------------------------------------------------------------------------------------
      Total Nonperforming Assets:    $3,821    $3,063    $3,895    $8,635    $35,056
====================================================================================
NPL to Total Loans                     0.81%     0.64%     0.85%     1.70%      3.61%
NPA to Total Loans plus OREO           0.84%     0.75%     1.00%     2.20%      3.28%
------------------------------------------------------------------------------------

Excluded from the 1999 balances above are approximately $4.0 million of internally classified loans. Management believes that these loans have well-defined weaknesses which, if left unattended, could lead to collection problems. Management maintains an internal listing, which includes these loans, which is reviewed and updated monthly. The oversight process on these loans includes an active risk management approach. A management committee reviews the status of these loans each quarter and determines or confirms the appropriate risk rating and accrual status. The findings of this review process are instrumental in determining the adequacy of the loan loss reserve.

Discussion of 1999 Events affecting Nonperforming Assets

Historically, the Bank has worked closely with borrowers to collect obligations and pursued more vigorous collection efforts where necessary. The Bank's Credit Department and Loan Workout functions provide resources to address collection strategies for nonperforming assets.

(In thousands)               12-31-99    9-30-99    6-30-99    3-31-99    12-31-98
----------------------------------------------------------------------------------
Nonaccrual Loans              $2,800     $2,021     $1,979     $2,433      $2,103
Loans Past Due 90 Days or
 More and Still Accruing         199         24         48         63         170
Restructured Loans               689        703        469        479         320
Other Real Estate Owned          133         28        198         57         470
----------------------------------------------------------------------------------
      Total                   $3,821     $2,776     $2,694     $3,032      $3,063
==================================================================================

Significant events affecting NPAs are discussed below.

Nonaccrual Loans

Nonaccrual loans increased from $2.1 million at December 31, 1998 to $2.8 million at December 31, 1999, with the addition of one commercial real estate relationship ($1.1 million) to nonaccrual. During 1999, management identified approximately $3.0 million in accounts it perceived as having certain risks, which were transferred to nonaccrual status. These transfers were offset by continued resolution of nonaccrual accounts. Approximately $206 thousand in loans were returned to accrual status; principal payments of approximately $1.0 million were collected; nonaccruing loans totaling approximately $616 thousand were sold; and charge-offs totaling $495 thousand further decreased the balance of nonaccruing loans.

Loans Past Due 90 Days or More and Still Accruing Interest

The Bank generally places loans that become 90 or more days past due in nonaccrual status. If, in the opinion of management, the ultimate collectibility of principal and interest is assured, loans may continue to accrue interest and be left in this category. Included in this category are loans which have reached maturity and have not been renewed on a timely basis, for reasons other than financial capacity to pay. Balances of loans 90 or more days past due increased $29 thousand from year-end 1998 to year-end 1999, to $199 thousand.

Restructured Loans

Restructured loans (TDRs) increased from $320 thousand at December 31, 1998 to $689 thousand at December 31, 1999. One restructured commercial relationship ($286 thousand) was the primary cause of the increase.

Other Real Estate Owned

The Bank continued its success in 1999 in disposing of Other Real Estate Owned ("OREO") and continues to aggressively market remaining OREO. The balance of OREO decreased from $470 thousand at December 31, 1998 to $133 thousand at December 31, 1999. During the year $286 thousand in loan balances were transferred to OREO, offset by sale proceeds during 1999 of $995 thousand, which included $329 thousand in gains.

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

Loan Portfolio Monitoring

The Bank's Board of Directors grants each loan officer the authority to originate loans on behalf of the Bank. The Board of Directors also establishes restrictions regarding the types of loans that may be granted and the distribution of loan types within the Bank's portfolio, and sets loan authority limits for each lender. These authorized lending limits are established at least annually and are based upon the lender's knowledge and experience. Loan requests that exceed a lender's authority are referred to the Bank's credit department. All extensions of credit of $2.5 million or greater to any one borrower, or related party interest, are reviewed and approved by the Loan Committee of the Bank's Board of Directors.

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

Reserve for Possible Loan Losses

The Reserve for Possible Loan Losses ("RPLL") is based on management's estimate of the amount required to reflect the risks in the loan portfolio, based on circumstances and conditions known at each reporting date. The Bank reviews the adequacy of the RPLL at least quarterly. Factors considered in evaluating the adequacy of the reserve include previous loss experience, current economic conditions and their effect on the borrowers, the performance of individual loans in relation to contract terms and estimated fair values of properties to be foreclosed. The method used in determining the amount of the RPLL is not based on maintaining a specific percentage of RPLL to total loans or total nonperforming assets. Rather, the methodology is a comprehensive analytical process of assessing the credit risk inherent in the loan portfolio. This assessment incorporates a broad range of factors, which indicate both general and specific credit risk. Losses are charged against the RPLL when management believes that the collectibility of principal is doubtful. To the extent management determines the level of anticipated losses in the portfolio has significantly increased or diminished, the RPLL is adjusted through current earnings. As part of the Bank's analysis of specific credit risk, detailed and extensive reviews are done on larger credits and problematic credits identified on the watched asset list, nonperforming asset listings and internal credit rating reports. Loans deemed impaired at December 31, 1999 totaled $4.1 million. Impaired loans have been allocated $1.0 million of the RPLL.

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

       Loan Losses and Reserve for Possible Loan Losses Reconciliation
                              December 31, 1999

(In thousands)                           1999        1998        1997        1996        1995
-----------------------------------------------------------------------------------------------
Average Loans Outstanding              $425,319    $391,814    $394,289    $406,514    $481,047
RPLL Beginning of Year                   11,300      15,831      15,700      16,234      19,929
Charge-Off:
  Commercial, Lease Financing
   and all Other Loans                     (363)       (685)       (483)       (907)     (3,671)
  Real Estate-Construction                    0         (18)        (78)       (602)     (1,485)
  Real Estate-Mortgage                     (347)     (3,042)       (763)     (3,206)    (12,942)
  Installment & Credit Cards               (164)       (190)       (372)       (405)       (263)
-----------------------------------------------------------------------------------------------
      Total Loans Charged Off              (875)     (3,935)     (1,696)     (5,120)    (18,361)
-----------------------------------------------------------------------------------------------
Recoveries:
  Commercial, Lease Financing
   and all Other Loans                      972         554         615         391       1,232
  Real Estate-Construction                  150           -           -          63          32
  Real Estate-Mortgage                       92         451       2,996         856       1,224
  Installment & Credit Cards                 87         136          78         125          78
-----------------------------------------------------------------------------------------------
      Total Recoveries                    1,151       1,141       3,689       1,435       2,566
-----------------------------------------------------------------------------------------------
Net Loan Losses                             277      (2,794)      1,993      (3,685)    (15,795)
-----------------------------------------------------------------------------------------------
Provision for Possible Loan Losses:
  Charged to Operations (1)                (388)     (1,737)     (1,862)      3,150      12,100
-----------------------------------------------------------------------------------------------
RPLL End of Year                       $ 11,189    $ 11,300    $ 15,831    $ 15,700    $ 16,234
===============================================================================================
RPLL to Total Loans                        2.47%       2.79%       4.06%       4.05%       3.61%
Net Loan Losses to Average Loans           0.07%       0.71%       0.51%       0.91%       3.28%
-----------------------------------------------------------------------------------------------

--------------------
<F1>  The loan loss provision is charged to operating expense. When actual losses differ from these estimates, and if adjustments are considered necessary, they are reported in operations in the periods in which they become known.

As of December 31, 1999 the Company's reserve ratios were 293% of nonperforming assets and 2.47% of total loans. The unallocated portion of the RPLL was reduced to $548 thousand at December 31, 1999 as a result of management's decision to increase the general reserve allocation for "Fair" rated loans. Approximately $107 million of the Bank's commercial loans are assigned this grade, which was introduced to the Bank's grading system in 1996, so it has yet to be tested by an economic downturn.

The level of the RPLL reflects management's current strategies and efforts to maintain the reserve at a level adequate to provide for loan losses based on an evaluation of known and inherent risks in the loan portfolio. Among the factors that management considers in establishing the level of the reserve are overall findings from an analysis of individual loans, the overall risk characteristics and size of the loan portfolio, past credit loss history, management's assessment of current economic and real estate market conditions and estimates of the current value of the underlying collateral.

The Company takes all appropriate measures to restore nonperforming assets to performing status or otherwise liquidate these assets in an orderly fashion so as to maximize their value to the Company. There can be no assurances that the Bank will be able to complete the disposition of nonperforming assets without incurring further losses, or that the Bank will continue to recognize substantial recoveries such as those received during 1999 and 1998.

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

Market Risk

Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates/prices such as interest rates, foreign currency exchange rates, commodity prices, and equity prices. The Company's primary market risk exposure is interest rate risk. The ongoing monitoring and management of this risk is an important component of the Company's asset/liability management process which is governed by policies established by its Board of Directors that are reviewed and approved annually. The Board of Directors delegates responsibility for carrying out the asset/liability management policies to the ALCO. In this capacity the ALCO develops guidelines and strategies impacting the Company's asset/liability management related activities based upon estimated market risk sensitivity, policy limits and overall market interest rate levels/trends.

Interest Rate Risk

Interest rate risk is the exposure to a movement in interest rates, which could affect the Company's net interest income. It is the responsibility of the Company's ALCO to manage interest rate risk which arises naturally from imbalances in repricing, maturity and/or cash flow characteristics of the Company's assets and liabilities. The ALCO is responsible for developing asset/liability management strategies and tactics, and for ensuring that the Board of Directors receives timely, accurate information regarding the Bank's interest rate risk position at least quarterly. Techniques used by the ALCO take into consideration the cash flow and repricing attributes of balance sheet and off-balance sheet items and their relation to possible changes in interest rates. The ALCO uses interest rate caps and floors to help minimize the Bank's exposure to changes in interest rates. Through the use of computerized modeling systems, and with the assistance of outside consultants, the effect on the Company's net interest income of a possible 200 basis point change in interest rates, in rising and declining scenarios, is determined and evaluated by management. The Bank has established a target range for the change in net interest income, given a 200 basis point change in interest rates, of zero to 7.5%. As of December 31, 1999, through the use of such computer models, the change in net interest income for the 12 months ending December 31, 2000 from the Company's expected or "most likely" forecast is as follows:

                                  Net Interest
           Rate Change         Income Sensitivity
      -------------------------------------------
      Up 200 basis points            (2.17)%
      Down 200 basis points           4.91%
      -------------------------------------------

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

Also, as market conditions vary from those assumed in the sensitivity analysis, actual results will also differ due to: prepayment/refinancing levels likely deviating from those assumed, the varying impact of interest rate caps or floors on adjustable rate assets and liabilities, the potential effect of changes in debt service levels of customers with adjustable rate loans, depositor early withdrawals and product preference changes, and other internal/external variables. Furthermore, the sensitivity analysis does not reflect all actions that ALCO might take in responding to or anticipating changes in interest rates.

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

The Company has entered into interest rate cap and floor contracts to mitigate the effects on net interest income in the event interest rates on variable rate deposits rise or rates on variable rate loans decline. The notional principal amounts of contracts outstanding were $60 million, the amortized cost of such contracts was $161 thousand and the fair value of the contracts was $402 thousand as of December 31, 1999. The Company will receive payments under these contracts in the event of specified changes in certain interest rates. As of December 31, 1999 interest rate caps with a notional amount of $40 million were in the money. The interest rate caps were sold in February of 2000, a gain of $345 thousand was realized, which will be accreted into income over the remaining life of the caps that were sold.

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


                                                              Repricing Date
---------------------------------------------------------------------------------------------------
                                         One Day     Over Six     One Year
                                         To Six      Months To    To Five     Over Five
(In thousands)                           Months      One Year     Years         Years       Total
---------------------------------------------------------------------------------------------------
Assets
  Loans                                 $ 126,227    $  38,120    $208,433    $ 69,723     $442,503
  Mortgage Backed Securities
   and Collateralized Mortgage
   Obligations                             12,192       17,530      68,212      57,081      155,015
  US Treasury & Agency Securities           1,969        1,967       9,163      30,396       43,495
  Other Securities                          4,026            -           -           -        4,026
  Other Assets                                  -            -           -      56,324       56,324
---------------------------------------------------------------------------------------------------
Total Assets                            $ 144,414    $  57,617    $285,808    $213,524     $701,363
===================================================================================================
Liabilities and Stockholders' Equity
  Noninterest-bearing Deposits                  -            -           -    $ 86,160     $ 86,160
  Interest-bearing Deposits             $ 292,846    $  52,562    $174,917       6,758      527,083
  Borrowed Funds                           11,000            -           -           -       11,000
  Other Liabilities                             -            -       5,030       7,354       12,384
  Stockholders' Equity                          -            -           -      64,736       64,736
---------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders'
 Equity                                 $ 303,846    $  52,562    $179,947    $165,008     $701,363
===================================================================================================
Cumulative Gap                          $(159,432)   $(154,377)   $(48,516)
Gap as a % of Total Earning Assets         (24.30)%     (23.52)%     (7.39)%
---------------------------------------------------------------------------------------------------

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

Liquidity and Capital Resource Management

Liquidity, as it pertains to banking, can be defined as the ability to generate cash in the most economical way to satisfy loan and deposit withdrawal demand, and to meet other business opportunities that require cash. Sources of liquidity for banks include short-term liquid assets, cash generated from loan repayments and amortization, borrowing, deposit generation and earnings. The Merchants Bank has a number of sources of liquid funds, including $25 million in available Federal Funds lines of credit with correspondent banks at year-end 1999; an overnight line of credit with the Federal Home Loan Bank ("FHLB") of $15 million; an estimated additional borrowing capacity with the FHLB of $85 million; and the ability to borrow approximately $60 million through the use of repurchase agreements, collateralized by the Bank's investments, with certain approved counterparties. Additionally, the Bank's investment portfolio is actively managed by the ALCO and is a strong source of cash flow for the Bank. The portfolio is fairly liquid, with a weighted average life of 5.5 years, and is available to be used as a source of funds, if needed.

YEAR 2000

The Company, like most users of computers, computer software, and equipment utilizing computer software, faced a critical challenge regarding the Year 2000 date change. The bank regulatory agencies which regulate the conduct of the Company, the Bank and the Trust Company, through the auspices of the Federal Financial Institutions Examination Council (FFIEC) issued compliance guidelines requiring financial institutions to develop and implement plans to address the Year 2000 issue. During the past two and a half years, the Company devoted substantial time and resources toward ensuring that the Company's and its subsidiaries' operations would not be adversely impacted by the pending date change. The Bank's primary regulator, the Federal Deposit Insurance Corporation monitored the Bank's planning and implementation process on a regular basis. The Company also contracted with a national accounting firm to perform an independent review of the Company's Year 2000 preparations. These reviews were completed during 1998 and 1999.

The Company is pleased to report that the Year 2000 date change was managed with no reported problems. Computer systems all functioned as expected and there were no interruptions in service. The Bank experienced no substantial deposit run-off, and none of the Bank's contingency plans had to be implemented. The Bank is not aware of any significant borrowers who have been negatively impacted by the Year 2000 date change such that it would impair their ability to repay their loans. The Bank's Year 2000 preparedness plan includes monitoring certain key dates in 2000. The Bank has experienced no problems to date.

The Company hired a full-time project coordinator to oversee the testing phase of the Year 2000 project. Although there were no other staff additions, the Committee estimates that approximately 30-35 people (about 10% of our staff) spent some portion of their time working on the Year 2000 project. Additionally, the Company hired a third party to evaluate the Bank's loan loss reserve adequacy in light of Year 2000 concerns. The Company replaced all of the Bank's ATMs and upgraded certain software and equipment. Management of the Bank had approved the replacement of the ATMs prior to Year 2000 budget planning since most were 15 to 20 years old. Out of the total $1.16 million in capital costs, $835 thousand was spent to upgrade the ATM network. These costs were capitalized and depreciated over the estimated useful lives of the assets, as such assets represent replacement of existing equipment, which were not mainly being remediated for Year 2000. Direct (non-capital expenditures) Year 2000 expenses incurred since the inception of the project total $318 thousand, of which $154 thousand were incurred during 1999, and have been charged to expense as incurred.

CAPITAL RESOURCES

Capital growth is essential to support deposit and asset growth and to ensure the strength and safety of the Company. Net income increased the Company's capital by $10.5 million in 1999, $9.8 million in 1998, and $8.8 million in 1997.

The Company and the Bank are subject to various regulatory capital requirements administered by banking regulatory agencies. To be considered adequately capitalized under the regulatory framework for prompt corrective action, the Company and the Bank must maintain minimum Tier-1 Leverage, Tier-1 Risk-Based and Total Risk-Based Capital. The Company and the Bank were above all regulatory minimums and considered well capitalized by the regulators at December 31, 1999. The ratios for the Company are set forth below:


                                                             Minimum to be
                                                            Well-Capitalized
                                                            Under Regulatory
      (In thousands)               Amount     Percentage       Guidelines
      ----------------------------------------------------------------------
      Tier-1 Risk-Based Capital    $63,016      14.13%            6.0%
      Total Risk-Based Capital      68,677      15.40%           10.0%
      Tier-1 Leverage Capital       63,016       9.09%            5.0%
      ----------------------------------------------------------------------

During the third quarter of 1999, the Company's Board of Directors approved a stock repurchase program. Under the program, the Company is authorized to repurchase, through October 21, 2000 up to 120 thousand shares of its own common stock, approximately 3% of outstanding shares on the date of announcement of the program. As of December 31, 1999 the Company had purchased, under this program, 20,000 shares of stock on the open market, at a total cost of $463 thousand. The Company has continued to purchase stock during 2000, purchasing another 62,600 shares on the open market at a total cost of approximately $1.3 million. During 1998, the Company adopted a stock repurchase program pursuant to which, prior to its expiration on September 4, 1999, the Company repurchased 83,000 shares of its common stock at a total cost of approximately $2.0 million.

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

FORM 10-K

The following is a copy, except for the exhibits, of the Annual Report of Merchants Bancshares, Inc. (the "Company") on Form 10-K for the year ended December 31, 1999, filed with the Securities and Exchange Commission (the "Commission").

                              TABLE OF CONTENTS

Part I                                                                                          Page Reference
--------------------------------------------------------------------------------------------------------------
Item 1-Business                                                                                     52-57
Item 2-Properties                                                                                   57-58
Item 3-Legal Proceedings                                                                             58
Item 4-Submission of Matters to a Vote of Security Holders                                           59

Part II
--------------------------------------------------------------------------------------------------------------
Item 5-Market for Registrant's Common Equity and Related Stockholder Matters                         59
Item 6-Selected Financial Data                                                                       59
Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations        34-50
Item 7a-Quantitative and Qualitative Disclosures about Market Risk                                  46-48
Item 8-Financial Statements and Supplementary Data                                                   3-33
Item 9-Changes in and Disagreements with Accountants on Accounting and Financial Disclosures         61

Part III *
--------------------------------------------------------------------------------------------------------------
Item 10-Directors and Executive Officers of the Registrant                                           61
Item 11-Executive Compensation                                                                       61
Item 12-Security Ownership of Certain Beneficial Owners and Management                               61
Item 13-Certain Relationships and Related Party Transactions                                         61

Part IV **
--------------------------------------------------------------------------------------------------------------
Item 14-Exhibits, Financial Statement Schedules, and Reports on Form 8-K                            61-63
Signatures                                                                                           64

--------------------
<F*>  The information required by Part III is incorporated herein by reference from the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 25, 2000.
<F**> A list of exhibits in the Form 10-K is set forth on the Exhibit Index included in the Form 10-K filed with the Commission and incorporated herein by reference. Copies of any exhibit to the Form 10-K may be obtained from the Company by contacting Shareholder Communications, Merchants Bancshares, Inc., P.O. Box 1009, Burlington, VT 05402. All financial statement schedules are omitted since the required information is included in the consolidated financial statements of the Company and notes thereto in the Annual Report.

                                   PART I

ITEM 1-BUSINESS

Merchants Bancshares, Inc. (the "Company") is a bank holding company originally organized under Vermont law in 1983 (but reincorporated in Delaware) for the purposes of owning all of the outstanding capital stock of Merchants Bank (the "Bank") and providing greater flexibility in helping the Bank achieve its business objectives. Merchants Bank, which is the Company's primary subsidiary, is a Vermont commercial bank with 35 full-service offices.

Merchants Bank was organized in 1849 and assumed a national bank charter in 1865, becoming The Merchants National Bank of Burlington, Vermont. On September 6, 1974, the Bank converted its national charter to a Vermont state commercial bank charter, adopting its current name, Merchants Bank. Since 1971, the Bank has acquired by merger seven Vermont banking institutions, and acquired the deposits of two other Vermont banks. As of December 31, 1999 the Bank operated one of the largest commercial banking operations in Vermont, with deposits totaling $613 million, loans of $454 million, and total assets of $701 million, on a consolidated basis. The Bank is the largest independent banking company with offices exclusively in the state of Vermont. The Bank is well positioned to build market share as a result of the rapid consolidation of other banking companies currently taking place.

The Bank designs its products to provide customers a clear alternative to the local, regional and national financial service providers. The Bank's simplified LYNX product line was developed using the image of the lynx feline to connote speed and agility. Lynx also implies that customers accounts can be linked and accessed via modern technology and a multi-channel delivery system. The Bank's products have all been designed to be easy for the customer to understand and for the Bank's staff to deliver.

On October 29, 1999, the Bank completed the purchase of two branches, located in Bellows Falls, Vermont and Rutland, Vermont from Chittenden Corporation. The purchase was made in connection with the branch divestiture required by federal regulators with respect to Chittenden Corporation's completed merger with Vermont Financial Services Corporation, the parent company of Vermont National Bank. The transaction included two branches, one remote ATM site, approximately $38.7 million in deposits, $21.1 million in commercial loans, $13.6 million in residential and consumer loans, and certain fixed assets associated with the branches. The Bank paid a deposit premium of 3.2% and the assets were purchased at book value. A core deposit intangible asset of $1.6 million was created in connection with the transaction, which is being amortized over 7 years on an accelerated basis. The Bank has also expanded the remote ATM site located on Woodstock Avenue in Rutland to a drive-through facility staffed by a Bank employee.

Merchants Trust Company (the "Trust Company"), a wholly owned subsidiary of the Bank, is a Vermont corporation chartered in 1870 for the purpose of offering fiduciary services including estate settlement, testamentary trust, guardianship, agency, intervivos trust and employee benefit plan services. The Trust Company also operates a discount brokerage office through Olde Discount Corporation, enabling investors to purchase or sell stocks and bonds on a discounted commission schedule. As of December 31, 1999, the Trust Company had fiduciary responsibilities for assets having a market value in excess of $361 million, of which more than $211 million constituted managed assets. Total revenue of the Trust Company for 1999 was $3,249 thousand; total expenses were $1,376 thousand resulting in pretax net income of $1,873 thousand for the year. This net income is included in the consolidated tax return of its parent company, the Merchants Bank.

Merchants Properties, Inc., a wholly owned subsidiary of the Company, was organized for the purpose of developing and owning affordable rental housing units throughout the state of Vermont. As of December 31, 1999, Merchants Properties, Inc. owned one development located in Enosburg, Vermont, consisting of a 24-unit low-income family rental housing project. Total assets of this Merchants Properties, Inc. at December 31, 1999 were $1.2 million.

RETAIL SERVICES

The Bank offers a variety of consumer financial products and services designed to satisfy the deposit and loan needs of its retail customers. The Bank's retail products include interest bearing and non interest-bearing checking accounts, money market accounts, club accounts, and short-term and long-term certificates of deposit. The Bank also offers customary check collection services, wire transfers, safe deposit box rentals, and automated teller machine (ATM) cards and services. Credit programs include secured and unsecured installment lending, credit cards, home equity lines of credit, and home mortgages.

In 1997, the Bank extended its commitment to automation by introducing a debit card and by expanding its automated overdraft protection. Using the BankLYNXSM Check Card, in addition to standard ATM transactions, customers can pay for purchases at locations that accept VISA(c) and can also use the card for standard ATM transactions. With expanded automated overdraft protection, customers can use a savings account and/or a home equity line of credit as overdraft protection for a checking account. The customer may choose either or both accounts to cover overdrafts.

During 1998 the Bank converted all of its passbook savings accounts to statement savings accounts and introduced its MoneyLYNX(tm) Money Market Account as its primary savings vehicle. MoneyLYNX(tm) pays interest at tiered levels beginning with the first dollar in the account, and charges fees only under limited circumstances. Passbook savings accounts and statement savings accounts are no longer offered as new accounts.

FreedomLYNX(r) checking is available to all applicants of good standing, and provides the benefits of being free of monthly service charges for the life of the account. The only requirement is that the customer accepts check truncation as a condition of holding the account. The account pays interest on higher balances with a tiered rate structure. No minimum balance is required. The Bank continues to offer Bottom Line Checking, an account that provides for a flat service charge up to a maximum number of checks.

The Bank continues to offer ATM cards, debit cards, ATF (automatic transfer of funds) to cover overdrafts, EFT (electronic funds transfer) to automate transfers between accounts, and the PhoneLYNXSM telephone banking system. In 1999, the Bank introduced eLYNX(tm), an online banking service delivered via the Internet. It has proven to be a popular channel addition. Presently, the service is available only to retail customers. A commercial version is being tested and is targeted for market introduction in 2000.

The Bank continues to provide strong customer service. Each of the Bank's 35 full-service branch offices is led by a branch president who has consumer lending authority for the full range of retail credit services.
Additionally, the Bank operates 38 ATMs throughout Vermont, and maintains a customer call center with expanded hours of operation.

COMMERCIAL SERVICES

Branch presidents are being trained for small business lending authority up to a prescribed limit. The 11 corporate banking officers and ten corporate banking administrators provide commercial credit services throughout the state of Vermont to customers requiring business credit above the prescribed authorities of the branch presidents.

In late 1998 the Bank developed a revitalized approach to small business markets in the state of Vermont. The retail branch network services approximately 75% of the commercial customers of the Bank. The Bank's corporate sales staff services the balance, primarily larger enterprises. Small business customers are being introduced to the Bank's new CommerceLYNX(tm) program. CommerceLYNX(tm) is a package of business banking services, including low cost electronic checking, investment accounts, streamlined credit application, and small business "Health Check". The Bank's philosophy of simplifying product offerings and minimizing fees has been applied to this program. Branch presidents are trained to offer this service, leading with the introduction of small business financing options and the value of utilizing the efficient transaction accounts. CommerceLYNX(tm) was tested in seven pilot markets throughout the state. The program will be enhanced during 2000 to reflect market feedback and the arrival of technology options.

The Bank offers a variety of commercial checking accounts. Commercial Checking uses an earnings credit rate to help offset service charges. Small Business Checking is designed for the smaller business carrying lower balances and reduced account activity. Investment opportunities are available to businesses in the form of savings accounts and money market accounts. The Bank's cash management services provide additional investment opportunities through the Cash Sweep Program. Other cash management services include funds concentration. The Bank offers on-line banking services through PCLYNX(r) Corporate and PCLYNX(r) Small Business. These products allow businesses to view their account histories, order stop payments, transfer between accounts, transmit ACH batches and order both domestic and foreign wire transfers. An Internet-based automated banking solution is targeted for a 2000 roll-out.

Other miscellaneous commercial banking services include night depository, coin and currency handling, and balance reporting services. Employee benefits management and related fiduciary services are available through the Trust Company.

TYPES OF CREDIT OFFERINGS

Consumer Loans:
---------------

Financing is provided for new or used automobiles, boats, airplanes, recreational vehicles and new mobile homes. Home improvement and home equity lines of credit, Visa(c) and MasterCard(c) credit cards and various collateral loans and personal loans are also available.

Real Estate Loans:
------------------

Financing is available for one-to-four-family residential mortgages; multifamily mortgages; residential construction; mortgages for seasonal dwellings; and commercial real estate mortgages. The Bank offers both fixed rate and adjustable rate mortgages for residential properties. The residential mortgage process and the product were streamlined early in 1998 to make the product easier to use and simpler for our 35 branch presidents to deliver.

Commercial Loans:
-----------------

Financing for business inventory, accounts receivable, fixed assets, lines of credit for working capital, community development, irrevocable letters of credit, business credit cards and U.S. Small Business Administration loans are available. In 1999 increased emphasis was placed on small business loans originated in our 35 branches. During the year nearly 150 loan requests, totaling $4.7 million, were processed.

COMPETITION

The Bank competes for deposit and loan business with numerous other commercial and savings banks, savings and loan associations, credit unions, and other non-bank financial providers. As of December 31, 1999, there were more than 25 state and national banking institutions operating in Vermont. In addition, the number of other non-bank financial service providers competing in Vermont has increased dramatically. As a bank holding company and state-chartered bank, respectively, the Company and the Bank are subject to extensive regulation and supervision, including, in many cases, regulation that limits the type and scope of their activities. These non-financial institutions which compete with the Company and the Bank are not subject to such extensive regulation and supervision. Competition from nationwide banks, as well as local institutions continues to be aggressive

The Bank is the largest independent banking company with offices exclusively in the state of Vermont. Consolidation within the overall banking industry nationally continues to change the competitive environment in which we operate. The Bank is well positioned to build market share as a result of the rapid consolidation of other banking companies currently taking place.

No material part of the Bank's business is dependent upon one, or a few, customers, or upon a particular market segment, the loss of which would have a materially adverse impact on the operations of the Bank.

NUMBER OF EMPLOYEES

As of December 31, 1999, the Company had three officers: Joseph L. Boutin, President and Chief Executive Officer; Janet Spitler, Treasurer; and Jennifer L. Varin, Secretary. No officer of the Company is on a salary basis.

As of December 31, 1999, the Bank employed 232 full-time and 40 part-time employees, representing a full-time equivalent complement of 256 employees; the Merchants Trust Company employed 14 full-time employees and 1 part-time employee. The Bank and the Trust Company maintain comprehensive employee benefits programs which provide major medical insurance, hospitalization, dental insurance, long-term and short-term disability insurance, life insurance and a 401(k) Employee Stock Ownership Plan.

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

Financial Services Modernization

On November 12, 1999, President Clinton signed into law The Gramm-Leach-Bliley Act ("Gramm-Leach") which significantly altered banking laws in the United States. Gramm-Leach enables combinations among banks, securities firms and insurance companies beginning March 11, 2000. As a result of Gramm-Leach, many of the depression-era laws which restricted these affiliations and other activities which may be engaged in by banks and bank holding companies, were repealed. Under Gramm-Leach, bank holding companies are permitted to offer their customers virtually any type of financial service that is financial in nature or incidental thereto, including banking, securities underwriting, insurance (both underwriting and agency) and merchant banking.

In order to engage in these new financial activities, a bank holding company must qualify and register with the Federal Reserve Board as a "financial holding company" by demonstrating that each of its bank subsidiaries is "well capitalized," "well managed," and has at least a "satisfactory" rating under the Community Reinvestment Act of 1977 ("CRA").

These new financial activities authorized by Gramm-Leach may also be engaged in by a "financial subsidiary" of a national or state bank, except for insurance or annuity underwriting, insurance company portfolio investments, real estate investment and development and merchant banking, which must be conducted in a financial holding company. In order for the new financial activities to be engaged in by a financial subsidiary of a national or state bank, Gramm-Leach requires each of the parent bank (and its sister-bank affiliates) to be well capitalized and well managed; the aggregate consolidated assets of all of that bank's financial subsidiaries may not exceed the lesser of 45% of its consolidated total assets or $50 billion; the bank must have at least a satisfactory CRA rating; and, if that bank is one of the 100 largest national banks, it must meet certain financial rating or other comparable requirements. Gramm-Leach establishes a system of functional regulation, under which the federal banking agencies will regulate the banking activities of financial holding companies and banks' financial subsidiaries, the U.S. Securities and Exchange Commission will regulate their securities activities and state insurance regulators will regulate their insurance activities. Gramm-Leach also provides new protections against the transfer and use by financial institutions of consumers' nonpublic, personal information.

Bank Holding Company Regulation

Although the Company may meet the qualifications for electing to become a financial holding company under Gramm-Leach, the Company has elected to retain its pre-Gramm-Leach status for the present time under the BHCA. The Company is required by the BHCA to file with the Federal Reserve Board an annual report and such additional reports as the Federal Reserve Board may require. The Federal Reserve Board also makes periodic inspections of the Company and its subsidiaries. The BHCA requires every bank holding company to obtain the prior approval of the Federal Reserve Board before it may acquire substantially all of the assets of any bank, or ownership or control of any voting shares of a bank, if, after such acquisition, it would own or control, directly or indirectly, more than 5% of the voting shares of such bank. Additionally, as a bank holding company, the Company is prohibited from acquiring ownership or control of 5% or more of any company not a bank or from engaging in activities other than banking or controlling banks except where the Federal Reserve Board has determined that such activities are so closely related to banking as to be a "proper incident thereto."

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

Capital Adequacy and Safety and Soundness

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

Prompt Corrective Action. The FDICIA provides the federal banking agencies with broad powers to take prompt corrective action to resolve problems of insured depository institutions, depending upon a particular institution's level of capital. The FDICIA establishes five tiers of capital measurement for regulatory purposes ranging from "well-capitalized" to "critically undercapitalized." A depository institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position under certain circumstances. As of December 31, 1999, the Bank was classified as "well-capitalized" under the applicable prompt corrective action regulations.

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

Community Investment Act

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

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, as amended (the "Interstate Banking Act") generally permits bank holding companies to acquire banks in any state, and preempts all state laws restricting the ownership by a bank holding company of banks in more than one state. The Interstate Banking Act also permits a bank to merge with an out-of-state bank and convert any offices into branches of the resulting bank if both states have not opted out of interstate branching; permits a bank to acquire branches from an out-of-state bank if the law of the state where the branches are located permits the interstate branch acquisition; and permits banks to establish and operate de novo interstate branches whenever the host state opts-in to de novo branching. Bank holding companies and banks seeking to engage in transactions authorized by the Interstate Banking Act must be adequately capitalized and managed.

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

ITEM 2-PROPERTIES

A.    SCHEDULE OF BANKING OFFICES BY LOCATION

As of December 31, 1999, Merchants Bank operated 35 full service banking offices, and 38 ATMs throughout the state of Vermont. The Company's headquarters are located at 164 College Street, Burlington, Vermont. The Company's administrative offices and the operations data processing center are located at 275 Kennedy Drive, South Burlington, Vermont.

The Bank leases certain premises from third parties under terms and conditions considered by management to be favorable to the Company. Additional information relating to the Company's properties is set forth in
Note 5 of the Company's annual report and incorporated herein by reference.

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

Among other things, the Vescios have alleged that the Bank or its representatives violated supposed oral promises in connection with the origination and funding of the project, and have claimed that the Bank is liable to them for damages based on the Bank's supposed "control" of the project and its alleged breach of covenants of "good faith" which the plaintiffs believe are to be implied from the loan documents. In addition, the plaintiffs have contended that the Bank breached a duty of care they believe it owed to them, and have claimed that the Bank should not have exercised its contract rights when the loan went into default, but should have resolved the default in a way that was more favorable to the borrowers. Trial concluded in United States Bankruptcy Court in November 1998. In June 1999, before entry of any findings or a decision on the merits, the trial judge recused himself from all cases involving the Bank. He completed his term as bankruptcy judge on July 31, 1999. On September 30, 1999, United States District Court Judge William Sessions withdrew the reference of the case to the Bankruptcy Court and ruled that he would decide the case himself on the basis of a combination of the Bankruptcy Court trial record and rehearing certain testimony of certain witnesses. The parties subsequently stipulated to waive any rehearing of testimony and submission of further evidence and to submit the case to the District Court for a decision on the merits based on the existing trial record. The timing of a decision on the merits of the case at the trial level cannot be predicted at this time. Although it is not possible at this stage to predict the outcome of this litigation, the Bank believes that it has meritorious defenses to the plaintiffs' allegations. The Bank intends to vigorously defend itself against these claims.

On March 25, 1999, Merchants Trust Company received, as trustee, a recovery of $4.8 million on account of settlement of a 1994 class action suit filed in the United States District Court for the District of Minnesota. The Trust Company's claims, and the class action, arose from investments made by the Trust Company in the so-called Piper Jaffray Institutional Government Income Portfolio ("Piper Jaffray") on behalf of the plaintiffs. In the first quarter of 1999, the Company realized $1.3 million as a result of that recovery. During the third quarter of 1999, the Trust Company disbursed the recovery, partly to itself and the balance in accordance with instructions provided by the Company's insurance carrier, pursuant to an agreement made with the carrier in December 1994.

Lawyers representing the beneficiaries of five Trust Company accounts have asserted that their clients (the "Named Customers") and others similarly situated have not been fully reimbursed for damages allegedly suffered in connection with certain investments made by the Trust Company during 1993 and 1994 in Piper Jaffray on their behalf. The Company believes full reimbursement has been provided and that the Trust Company has no further liability on account of the Piper Jaffray investment. On July 15, 1999, the Trust Company filed an action with the United States District Court for the District of Vermont seeking a declaratory judgement that the Trust Company has no further liability to the Named Customers. The Named Customers filed a Motion to Dismiss the Trust Company's action, and the District Court granted that motion and declined to reconsider. The Trust Company intends to appeal the District Court's Decision.

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

ITEM 4-SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of calendar year 1999, no matters were submitted to a vote of security holders through a solicitation of proxies or otherwise.

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

      Quarter Ended          High        Low
      ----------------------------------------
      December 31, 1999     $23.911    $20.750
      September 30, 1999     24.500     23.000
      June 30, 1999          24.250     21.185
      March 31, 1999         26.250     20.500
      December 31, 1998      26.500     17.000
      September 30, 1998     34.625     21.250
      June 30, 1998          34.875     32.000
      March 31, 1998         34.625     30.750
      ----------------------------------------

As of February 3, 2000, the Company had 1,189 registered shareholders. The Company declared and distributed dividends totaling $0.80 per share during 1999. In January 2000 the Company declared a dividend of $0.21 per share. Future dividends will depend upon the financial condition and earnings of the Company and its subsidiaries, their need for funds and other factors, including applicable government regulations.

ITEM 6-SELECTED FINANCIAL DATA

The supplementary financial data presented in the following table contains information highlighting certain significant trends in the Company's financial condition and results of operations over an extended period of time.

The following information should be analyzed in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and with the year-end audited consolidated financial statements as contained in the 1999 Annual Report to Shareholders, a copy of which is attached as an addendum to this Form 10-K.

                         Merchants Bancshares, Inc.
                       Five Year Summary of Operations
          (Not Covered by Report of Independent Public Accountants)


                                                             For the Years Ended December 31,
(In thousands except per share data)               1999        1998        1997        1996        1995
---------------------------------------------------------------------------------------------------------
INCOME STATEMENT
Interest and Investment Income                   $ 49,221    $ 48,023    $ 48,158    $ 48,004    $ 51,315
Interest Expense                                   18,627      18,530      18,238      18,672      23,002
---------------------------------------------------------------------------------------------------------
Net Interest Income                                30,594      29,493      29,920      29,332      28,313
Provision for Possible Loan Losses                   (388)     (1,737)     (1,862)      3,150      12,100
---------------------------------------------------------------------------------------------------------
Net Interest Income after Provision for Loan
 Losses                                            30,982      31,230      31,782      26,182      16,213
---------------------------------------------------------------------------------------------------------
Other Income                                        7,373       7,312       7,916       9,363      12,766
Other Expense                                      24,750      25,472      28,482      27,489      36,606
---------------------------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE INCOME TAXES                  13,605      13,070      11,216       8,056      (7,627)
Provision (benefit) for Income Taxes                3,155       3,248       2,383       1,832      (3,785)
---------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                $ 10,450    $  9,822    $  8,833    $  6,224    $ (3,842)
=========================================================================================================

SELECTED AVERAGE BALANCES
---------------------------------------------------------------------------------------------------------
Total Assets                                     $657,523    $603,312    $578,090    $580,860    $642,487
Average Earning Assets                            613,946     566,126     540,830     533,192     575,551
Loans                                             425,319     391,814     394,289     406,514     481,047
Total Deposits                                    571,359     525,460     505,987     513,923     556,242
Long-Term Debt                                      6,649       6,890       6,417       8,925      28,707
Shareholders' Equity                               62,491      56,243      49,140      43,111      40,848
Shareholders' Equity plus Loan Loss Reserve        73,868      71,033      65,407      59,094      58,794
---------------------------------------------------------------------------------------------------------

SELECTED RATIOS
---------------------------------------------------------------------------------------------------------
Net Income (Loss) to:
  Average Shareholders' Equity                      16.72%      17.46%      17.98%      14.44%      (9.41)%
  Average Assets                                     1.59        1.63        1.53        1.07       (0.60)
Average Shareholders' Equity to
 Average Total Assets                                9.50        9.32        8.50        7.42        6.36
Common Dividend Payout Ratio                           33          32          25           -           -
Loan Loss Reserve to Total Loans at Year End         2.47        2.79        4.06        4.05        3.61
Net Charge-Offs to Average Loans                     0.66        0.71       (0.66)       1.26        3.28
---------------------------------------------------------------------------------------------------------

PER SHARE
---------------------------------------------------------------------------------------------------------
Basic Earnings per Common Share                  $   2.39    $   2.22    $   2.00    $   1.45    $  (0.90)
Diluted Earnings Per Common Share                    2.39        2.21        1.99        1.45       (0.90)
Cash Dividends Paid                                  0.80        0.71        0.50           -           -
Year End Book Value                                 14.92       13.84       11.95       10.78        9.38
---------------------------------------------------------------------------------------------------------

OTHER
---------------------------------------------------------------------------------------------------------
Cash Dividends Paid                              $  3,390    $  3,051    $  2,141    $      -    $      -
---------------------------------------------------------------------------------------------------------

ITEM 7-MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RE-SULTS OF OPERATIONS

Please refer to pages 34-50 for Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8-FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated balance sheets of Merchants Bancshares, Inc. as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999, together with the related notes and the opinion of Arthur Andersen LLP, independent public accountants, all as contained on pages 3 through 33 of the Company's 1999 Annual Report to Shareholders on Form 10-K, are incorporated herein by reference.

ITEM 9-CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

                                  PART III

ITEM 10-DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11-EXECUTIVE COMPENSATION

ITEM 12-SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13-CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Reference is hereby made to pages 2-5, pages 7-8, page 10 and pages 13-15 of the Company's Proxy Statement to Shareholders dated March 24, 2000, wherein pursuant to Regulation 14 A information concerning the above subjects (Items 10 through 13) is incorporated by reference.

Pursuant to Rule 12b-23, definitive copies of the Proxy Statement will be filed within 120 days subsequent to the end of the Company's fiscal year covered by Form 10-K.

                                   PART IV

ITEM 14-EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(1) The following consolidated financial statements, as included in the 1999 Annual Report to Shareholders, are incorporated herein by reference:

      Consolidated Balance Sheets, December 31, 1999 and December 31, 1998.

      Consolidated Statements of Operations for years ended December 31, 1999, 1998 and 1997.

      Consolidated Statements of Changes in Stockholders' Equity for years ended December 31, 1999, 1998 and 1997.

      Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997.

      Notes to Consolidated Financial Statements, December 31, 1999.

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

   4.2 Description of the rights of holders of the Company's Common Stock (appearing on page 9 of the Company's Registration Statement on Form S-14 (Registration No. 2-86108) filed on August 22, 1983)

  10.1 Merchants Bancshares, Inc. Dividend Reinvestment and Stock Purchase Plan (Incorporated by reference to Exhibit 4.1 to Company's Registration Statement on Form S-3 (Registration No. 333-20375) filed on January 22, 1997)

  10.2 401(k) Employee Stock Ownership Plan of the Company, dated January 1, 1990, as amended (Incorporated by reference to Company's Registration Statement on Form S-8 (Registration Number 33-3274) filed on November 16, 1989)

  10.3 Amended and Restated Merchants Bank Pension Plan dated as of January 1, 1994 (Incorporated by Reference to Exhibit 10.6 to Post-Effective Amendment Number 1 to Company's Registration Statement on Form S-8 (Registration Number 333-18845) filed on December 26, 1996)

  10.4 Form of Employment Agreement dated January 1, 1999, by and between the Company and its Subsidiaries and certain of its Executive Officers.

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

    11 Statement re: computation of per share earnings. See 1999 Annual Report to Shareholders Note 12.

    13     1999 Annual Report to Shareholders

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

Merchants Bancshares, Inc.

Date  February 17, 2000                By /s/ JOSEPH L. BOUTIN
      -----------------------             -----------------------------------
                                          Joseph L. Boutin, President & CEO

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of MERCHANTS BANCSHARES, INC., and in the capacities and on the date as indicated.


By /s/ JOSEPH L. BOUTIN                By /s/ RAYMOND C. PECOR, JR.
       ----------------------             -----------------------------------
       Joseph L. Boutin, Director,            Raymond C. Pecor, Jr. Director,
       President & CEO of the Company         Chairman of the Board of
       and the Bank                           Directors

By /s/ PETER A. BOUYEA                 By /s/ CHARLES A. DAVIS
       ----------------------             -----------------------------------
       Peter A. Bouyea, Director              Charles A. Davis, Director


By /s/ ROBERT A. SKIFF                 By /s/ JEFFREY L. DAVIS
       ----------------------             -----------------------------------
       Robert A. Skiff, Director              Jeffrey L. Davis, Director


By /s/ MICHAEL G. FURLONG              By /s/ PATRICK S. ROBINS
       ----------------------             -----------------------------------
       Michael G. Furlong, Director           Patrick S. Robins, Director


By /s/ LEO O'BRIEN, JR.                By /s/ JANET P. SPITLER
       ----------------------             -----------------------------------
       Leo O'Brien, Jr., Director             Janet P. Spitler, Treasurer of
                                              the Company, Vice President, CFO,
                                              and Treasurer of the Bank