Form 10-Q
period 2000-03-31
MERCHANTS BANCSHARES INC
filed 2000-05-15
CIK 726517

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549



                                  FORM 10-Q

              QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


                    FOR THE QUARTER ENDED MARCH 31, 2000
                       COMMISSION FILE NUMBER 0-11595


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

      4,278,217 Shares Common Stock $.01 Par Outstanding March 31, 2000


                         MERCHANTS BANCSHARES, INC.

                             INDEX TO FORM 10-Q


PART I
ITEM 1  FINANCIAL STATEMENTS

      Consolidated Balance Sheets
      March 31, 2000 and December 31, 1999                                1

      Consolidated Statements of Operations
      For the three months ended March 31, 2000 and 1999                  2

      Consolidated Statements of Comprehensive Income
      For the three months ended March 31, 2000 and 1999                  3

      Consolidated Statement of Changes in Stockholders' Equity
      For the three months ended March 31, 2000 and 1999 and
      the Year ended December 31, 1999                                    4

      Consolidated Statements of Cash Flows
      For the three months ended March 31, 2000 and 1999                  5

      Footnotes to Financial Statements as of March 31, 2000            6-7

ITEM 2  Management's Discussion and Analysis of Financial
        Condition and Results of Operations                            8-12

PART II - OTHER INFORMATION

ITEM 1  Legal Proceedings                                             13-14

ITEM 2  Changes in Securities                                          NONE

ITEM 3  Defaults upon Senior Securities                                NONE

ITEM 4  Submission of Matters to a Vote of Security Holders            NONE

ITEM 5  Other Information                                              NONE

ITEM 6  Exhibits and Reports on Form 8-K                               NONE

SIGNATURES                                                               15


                         Merchants Bancshares, Inc.
                         Consolidated Balance Sheets

                                                                 March 31,    December 31,
(In thousands except share and per share data)                     2000          1999
                                                                 -------------------------
                                                                 Unaudited

ASSETS
  Cash and Due from Banks                                        $ 31,558       $ 23,746
  Investments:
    Debt Securities Held for Sale                                  76,373         72,229
    Debt Securities Held to Maturity                              126,531        126,281
      (Fair Value of $121,833 and $122,305)
    Trading Securities                                              1,034          1,075
                                                                 -----------------------
      Total Investments                                           203,938        199,585
                                                                 -----------------------
  Loans                                                           457,936        453,692
  Reserve for possible loan losses                                 11,141         11,189
                                                                 -----------------------
      Net Loans                                                   446,795        442,503
                                                                 -----------------------
  Federal Home Loan Bank Stock                                      3,362          2,951
  Federal Funds Sold                                                4,500             --
  Bank Premises and Equipment, Net                                 13,109         13,175
  Investment in Real Estate Limited Partnerships                    2,870          2,751
  Other Real Estate Owned                                             125            133
  Other Assets                                                     16,150         16,519
                                                                 -----------------------
      Total Assets                                               $722,407       $701,363
                                                                 =======================
LIABILITIES
  Deposits:
    Demand                                                       $ 85,201       $ 86,160
    Savings, NOW and Money Market Accounts                        389,255        369,929
    Time Deposits $100 thousand and Greater                        27,335         25,590
    Other Time                                                    133,967        131,564
                                                                 -----------------------
      Total Deposits                                              635,758        613,243
                                                                 -----------------------
  Demand Note Due U.S. Treasury                                     1,830          4,000
  Other Short-Term Borrowings                                      12,000          7,000
  Other Liabilities                                                 6,426          6,013
  Long-Term Debt                                                    1,567          6,371
                                                                 -----------------------
      Total Liabilities                                           657,581        636,627
                                                                 -----------------------
Commitments and Contingencies (Note 4)
STOCKHOLDERS' EQUITY
  Preferred Stock Class A Non-Voting
    Authorized - 200,000, Outstanding 0                                --             --
  Preferred Stock Class B Voting
    Authorized - 1,500,000, Outstanding 0                              --             --
  Common Stock, $.01 Par Value                                         44             44
    Shares Authorized                            7,500,000
    Outstanding,    Current Period               4,134,541
                    Prior Period                 4,194,810
  Capital in Excess of Par Value                                   33,072         33,072
  Retained Earnings                                                36,972         35,368
  Treasury Stock (At Cost)                                         (6,017)        (4,699)
                    Current Period                 300,079
                    Prior Period                   239,810
  Deferred Compensation Arrangements                                2,378          2,372
  Unrealized losses on Securities Available
   for Sale, Net                                                   (1,623)        (1,421)
                                                                 -----------------------
      Total Stockholders' Equity                                   64,826         64,736
                                                                 -----------------------
      Total Liabilities and Stockholders' Equity                 $722,407       $701,363
                                                                 =======================

The accompanying notes are an integral part of these consolidated financial statements.


                         Merchants Bancshares, Inc.
                    Consolidated Statements of Operations
                                  Unaudited

                                                     Quarter Ended March 31,
(In thousands except per share data)                     2000       1999
                                                     -----------------------

INTEREST AND DIVIDEND INCOME
  Interest and Fees on Loans                           $10,024    $ 8,949
  Interest and Dividends on Investments
    U.S. Treasury and Agency Obligations                 2,879      2,697
    Other                                                  538        220
                                                       ------------------
      Total Interest Income                             13,441     11,866
                                                       ------------------
INTEREST EXPENSE
  Savings, NOW and Money Market Accounts                 3,060      2,323
  Time Deposits $100 Thousand and Greater                  381        339
  Other Time Deposits                                    1,554      1,578
  Other Borrowed Funds                                     210        162
  Debt                                                     157        116
                                                       ------------------
      Total Interest Expense                             5,362      4,518
                                                       ------------------
  Net Interest Income                                    8,079      7,348
  Provision for Possible Loan Losses                      (357)        --
                                                       ------------------
  Net Interest Income after Provision
   for Loan Losses                                       8,436      7,348
                                                       ------------------
NONINTEREST INCOME
  Trust Company Income                                     432        443
  Service Charges on Deposits                              846        655
  Settlement proceeds                                       --      1,326
  Gain on Sale of Investments, Net                           1         --
  Other                                                    331        259
                                                       ------------------
      Total Noninterest Income                           1,610      2,683
                                                       ------------------
NONINTEREST EXPENSES
  Salaries and Wages                                     2,656      2,360
  Employee Benefits                                        773        633
  Occupancy Expense, Net                                   579        732
  Equipment Expense                                        630        565
  Legal and Professional Fees                              264        637
  Marketing                                                311        178
  Equity in Losses of Real Estate
   Limited Partnerships                                    150        129
  Expenses - Other Real Estate Owned                        59         87
  Loss on Disposition of Fixed Assets                       21         52
  Other                                                  1,289      1,066
                                                       ------------------
      Total Noninterest Expenses                         6,732      6,439
                                                       ------------------
Income Before Income Taxes                               3,314      3,592
  Provision for Income Taxes                               832        869
                                                       ------------------
NET INCOME                                             $ 2,482    $ 2,723
                                                       ==================

Basic Earnings Per Common Share                        $  0.58    $  0.62
Diluted Earnings Per Common Share                      $  0.58    $  0.62

The accompanying notes are an integral part of these consolidated financial statements.


                         Merchants Bancshares, Inc.
               Consolidated Statements of Comprehensive Income
                                  Unaudited

                                                        Three Months Ended
                                                             March 31,
(In thousands)                                            2000      1999
                                                        ------------------

Net Income as Reported                                   $2,482    $2,723
Change in Net Unrealized Appreciation (Depreciation)
 of Securities, Net of Tax                                 (226)     (241)
                                                         ----------------
Comprehensive Income Before Transfers
 From Available for Sale to Held to Maturity              2,256     2,482
Impact of transfer of Securities from Available
 for Sale to Held to Maturity                                24        (3)
                                                         ----------------
Comprehensive Income                                     $2,280    $2,479
                                                         ================

The accompanying notes are an integral part of these consolidated financial statements.


                         Merchants Bancshares, Inc.
         Consolidated Statements of Changes in Stockholders' Equity
                  For the Year Ended December 31, 1999 and
               the three months ended March 31, 2000 and 1999
                                  Unaudited

                                                                                                       Net Unrealized
                                                                                                        Appreciation
                                                     Capital in                           Deferred     (Depreciation)
                                            Common   Excess of    Retained   Treasury   Compensation   of Investment
(In thousands)                              Stock    Par Value    Earnings     Stock    Arrangements    Securities      Total
                                            ----------------------------------------------------------------------------------

Balance, December 31, 1998                   $44      $33,073      $28,308   $(3,133)      $2,166         $   371      $60,829
  Net Income                                  --           --        2,723        --           --              --        2,723
  Purchase of Treasury Stock                  --           --           --      (513)          --              --         (513)
  Issuance of Stock under
   Employee Stock Option Plans                --           --           --         1           28              --           29
  Dividends Paid                              --           --         (809)       --           --              --         (809)
  Unearned Compensation --
   Restricted Stock Awards                    --            5           --        --           (4)             --            1
  Change in Net Unrealized Appreciation
   (Depreciation) of Securities
    Available for Sale, Net of Tax            --           --           --        --           --            (241)        (241)
  Change in Net Unrealized Appreciation
   of Securities Transferred to the Held
    to Maturity Portfolio, Net of Tax         --           --           --        --           --              (3)          (3)
                                             ---------------------------------------------------------------------------------

Balance March 31, 1999                        44       33,078       30,222    (3,645)       2,190             127       62,016
  Net Income                                  --           --        7,727        --           --              --        7,727
  Purchase of Treasury Stock                  --           --           --    (1,107)          --              --       (1,107)
  Issuance of Stock under
   Employee Stock Option Plans                --           (1)          --        22           --              --           21
  Issuance of Stock under
   Deferred Compensation Arrangements         --           --           --        31          (59)             --          (28)
  Dividends Paid                              --           --       (2,581)                    --              --       (2,581)
  Unearned Compensation --
   Restricted Stock Awards                    --           (5)          --        --          (10)             --          (15)
  Deferred Compensation Arrangements          --           --           --        --          251              --          251
  Change in Net Unrealized Appreciation
   (Depreciation) of Securities
    Available for Sale, Net of Tax            --           --           --        --           --            (926)        (926)
  Effect of transfers of Securities
   Available for sale to the Held to
    Maturity Portfolio, Net of Tax            --           --           --        --           --            (665)        (665)
  Change in Net Unrealized Appreciation
   of Securities Transferred to the Held
    to Maturity Portfolio, Net of Tax         --           --           --        --           --              43           43
                                             ---------------------------------------------------------------------------------

Balance, December 31, 1999                    44       33,072       35,368    (4,699)       2,372          (1,421)      64,736
  Net Income                                  --           --        2,482        --           --              --        2,482
  Purchase of Treasury Stock                  --           --           --    (1,368)          --              --       (1,368)
  Issuance of Stock under
   Deferred Compensation Arrangements         --           --           --        50          (50)                          --
  Dividends Paid                              --           --         (878)                    --              --         (878)
  Unearned Compensation --
   Restricted Stock Awards                    --           --           --        --           56              --           56
  Change in Net Unrealized Appreciation
   (Depreciation) of Securities
    Available for Sale, Net of Tax            --           --           --        --           --            (226)        (226)
  Change in Net Unrealized Appreciation
   of Securities Transferred to the Held
    to Maturity Portfolio, Net of Tax         --           --           --        --           --              24           24
                                             ---------------------------------------------------------------------------------

Balance, March 31, 2000                      $44      $33,072      $36,972   $(6,017)      $2,378         $(1,623)     $64,826

The accompanying notes are an integral part of these consolidated financial statements.


                         Merchants Bancshares, Inc.
                    Consolidated Statement of Cash Flows
                                  Unaudited

For the three months ended March 31,                                 2000        1999
                                                                   --------------------

(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                         $  2,482    $  2,723
Adjustments to Reconcile Net Income to Net Cash
 Provided by Operating Activities:
  Provision for Possible Loan Losses                                   (357)         --
  Provision for Depreciation and Amortization                           654         615
  Net Gains on Sales of Investment Securities                             1          --
  Net Losses on Sales of Premises and Equipment                          21          52
  Net Gains on Sales of Other Real Estate Owned                          --         (61)
  Equity in Losses of Real Estate Limited Partnerships                  150         129
Changes in Assets and Liabilities:
  (Increase) Decrease in Interest Receivable                            162         (20)
  Decrease in Interest Payable                                         (193)       (340)
  Decrease in Other Assets                                              207         381
  Increase (Decrease) in Other Liabilities                              606        (991)
                                                                   --------------------
      Net Cash Provided by Operating Activities                       3,733       2,488
                                                                   --------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from Sales of Investment Securities Available for Sale     8,998          --
  Proceeds from Maturities of Securities Available for Sale           2,633       3,143
  Proceeds from Maturities of Securities Held to Maturity             2,249       9,213
  Purchases of Federal Home Loan Bank Stock                            (411)       (468)
  Proceeds from Sales of Other Real Estate Owned                         --         486
  Purchases of Available for Sale Investment Securities             (16,109)    (14,044)
  Purchases of Held to Maturity Investment Securities                (2,487)     (4,969)
  Loan Originations in Excess of Principal Repayments                (3,839)     (4,913)
  Investments in Real Estate Limited Partnerships                      (269)       (430)
  Purchases of Premises and Equipment                                  (252)       (147)
                                                                   --------------------
      Net Cash Used in Investing Activities                          (9,487)    (12,129)
                                                                   --------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net Increase (Decrease) in Deposits                                22,515      (6,657)
  Net Increase in Other Borrowed Funds                                2,830       7,022
  Principal Payments on Debt                                         (5,033)         (2)
  Cash Dividends Paid                                                  (878)       (835)
  Acquisition of Treasury Stock                                      (1,368)       (513)
                                                                   --------------------
      Net Cash Provided by (Used In) Financing Activities            18,066        (985)
                                                                   --------------------

Increase (Decrease) in Cash and Cash Equivalents                     12,312     (10,626)
Cash and Cash Equivalents Beginning of Year                          23,746      30,528
                                                                   --------------------
Cash and Cash Equivalents End of Period                            $ 36,058    $ 19,902
                                                                   ====================

Total Interest Payments                                            $  5,556    $  4,859
Total Income Tax Payments                                                --       1,600
Distribution of Stock Under Deferred Compensation Arrangements           50          31

The accompanying notes are an integral part of these consolidated financial statements.


                         MERCHANTS BANCSHARES, INC.
                               MARCH 31, 2000

NOTES TO FINANCIAL STATEMENTS:
See the Form 10-K filed as of December 31, 1999, for additional information.

NOTE 1:  RECENT ACCOUNTING DEVELOPMENTS

In June 1998 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes standards for reporting and accounting for derivative instruments ("derivatives") and hedging activities. The statement requires that derivatives be reported as assets or liabilities in the Consolidated Balance Sheets and that derivatives be reported at fair value. The statement establishes criteria for accounting for changes in the fair value of derivatives based on the intended use of the derivatives. The statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Based on Merchants Bank's (the Bank's) current use of derivatives Merchants Bancshares, Inc. (the Company) does not expect the adoption of SFAS No. 133 to have a material impact on the Company's financial position or results of operations.

NOTE 2:  EARNINGS PER SHARE

The following table presents a reconciliation of the calculations of basic and diluted earnings per share for the quarter ended March 31, 2000:

                                                   Net                Per Share
Quarter Ended March 31, 2000                     Income      Shares    Amount
                                                 ------------------------------
                                                   (In thousands except share
                                                       and per share data)

Basic Earnings Per Share:
  Income Available to Common Shareholders        $2,482    4,301,255    $0.58
Diluted Earnings Per Share:
  Options issued to Executives                       --        3,957
  Income available to Common Shareholders
   Plus Assumed Conversions                      $2,482    4,305,212    $0.58
                                                 ============================

Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the quarter. The computation of diluted earnings per share for the quarter ended March 31, 2000, excludes the effect of assuming the exercise of certain outstanding stock options because the effect would be anti-dilutive. As of March 31, 2000 there were 218,420 of such options outstanding with exercise prices ranging from $20.438 to $30.500.

NOTE 3:  STOCK REPURCHASE PROGRAM
On April 20, 2000, the Company announced that its Board of Directors had decided to rescind the existing stock repurchase plan. The Board adopted a new stock repurchase program, which authorized the Company to repurchase, through April 2001, up to 200 thousand shares of its own securities. Under the repurchase plan the stock may be purchased from time to time, subject to prevailing market conditions. Purchases are to be made on the open market and funded from available cash. The Company purchased 83 thousand of its own shares at a total cost of $1.8 million under the former program. The Company had repurchased 14 thousand of its own shares, at a total cost of $261 thousand, under the new repurchase program, as of May 5, 2000.

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

Among other things, the Vescios have alleged that the Bank or its representatives violated supposed oral promises in connection with the origination and funding of the project, and have claimed that the Bank is liable to them for damages based on the Bank's supposed "control" of the project and its alleged breach of covenants of "good faith" which the plaintiffs believe are to be implied from the loan documents. In addition, the plaintiffs have contended that the Bank breached a duty of care they believe it owed to them, and have claimed that the Bank should not have exercised its contract rights when the loan went into default, but should have resolved the default in a way that was more favorable to the borrowers. Trial concluded in United States Bankruptcy Court in November 1998. In June 1999 before entry of any findings or a decision on the merits, the trial judge recused himself from all cases involving the Bank. He completed his term as bankruptcy judge on July 31, 1999. On September 30, 1999, United States District Court Judge William Sessions withdrew the reference of the case to the Bankruptcy Court and ruled that he would decide the case himself on the basis of a combination of the Bankruptcy Court trial record and rehearing certain testimony of certain witnesses. The parties subsequently stipulated to waive any rehearing of testimony and submission of further evidence and to submit the case to the District Court for a decision on the merits based on the existing trial record. The timing of a decision on the merits of the case at the trial level cannot be predicted at this time. Although it is not possible at this stage to predict the outcome of this litigation, the Bank believes that it has meritorious defenses to the plaintiffs' allegations. The Bank intends to vigorously defend itself against these claims.

On March 25, 1999, Merchants Trust Company received, as trustee, a recovery of $4.8 million on account of settlement of a 1994 class action suit filed in the United States District Court for the District of Minnesota. The Trust Company's claims, and the class action, arose from investments made by the Trust Company in the so-called Piper Jaffray Institutional Government Income Portfolio ("Piper Jaffray") on behalf of the plaintiffs. In the first quarter of 1999 the Company realized $1.3 million as a result of that recovery. During the third quarter of 1999 the Trust Company disbursed the recovery, partly to itself and the balance in accordance with instructions provided by the Company's insurance carrier, pursuant to an agreement made with the carrier in December 1994.

On March 22, 2000, lawyers representing the beneficiaries of two Trust Company accounts filed an action in Chittenden, Vermont Superior Court against Merchants Bancshares and others, asserting that their clients and others similarly situated were not fully reimbursed for damages allegedly suffered in connection with certain investments made by Merchants Trust Company during 1993 and 1994 in Piper Jaffray on their behalf, and complaining, among other matters, that the disbursement of the recovery as described in the immediately-preceding paragraph was improper. The Complaint asserts, among other matters, that the Trust Company and others violated the Vermont Consumer Fraud Act, were negligent and made negligent misrepresentations, and breached duties of trust. The Complaint seeks certification of the action as a class action, unspecified damages, and other relief. The litigation is at a very early stage. While it is not possible to predict its outcome, the Company believes full reimbursement has been provided, that such disbursement was proper, that class action certification is inappropriate, and that the claims for relief lack merit.

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


                         MERCHANTS BANCSHARES, INC.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All adjustments necessary for a fair statement of the three months ended March 31, 2000 and 1999 have been included in the financial statements. The information was prepared from the books of Merchants Bancshares, Inc. (the Company) and its subsidiaries, Merchants Bank (the Bank) and Merchants Properties, Inc., without audit.

OVERVIEW
Merchants Bancshares, Inc. earned net income of $2.48 million, or basic and diluted earnings per share of $.58 for the quarter ended March 31, 2000, compared to $2.72 million, or basic and diluted earnings per share of $.62 per share for the same period a year earlier. The return on average assets and return on average equity for the first quarter of 2000 were 1.41% and 15.45%, respectively, compared to 1.72% and 17.78% for the first quarter of 1999.

During the quarter the Bank recognized a recovery on a previously charged down loans of $357 thousand. This amount was credited to income through the provision for loan losses. The Bank also incurred a $103 thousand prepayment fee associated with the early pay-off of $5 million in long term debt during the quarter.

RESULTS OF OPERATIONS
Net Interest Income: Net interest income for the first quarter of 2000 was $8.1 million, compared to $7.3 million for the same quarter one year ago. The yield on net interest earning assets has decreased by seven basis points in the first quarter of 2000 and is 18 basis points lower for the first three months of 2000 compared to the same period in 1999. The increase in net interest income for the comparable three month periods is a result of higher levels of average earning assets, which offset the decline in the net yield. The Bank's average interest earning assets were $71 million higher for the three nine months of 2000 than they were for the first three months of 1999. At the same time, the Bank's interest bearing liabilities were $68 million higher than the same period in 1999. The Bank's average yield on interest earning assets decreased nine basis points for the first three months of 2000 compared to the same period in 1999; while the cost of funds has increased by four basis points, resulting in a decrease in the interest rate spread of 13 basis points. The schedule on page 12 shows the yield analysis for the periods reported.

Provision for Loan Losses: The improved asset quality achieved over the last few years will be maintained as the portfolio grows in adherence to the strong underwriting standards that have been established. Management's analysis of the reserve adequacy concluded that a provision for possible loan losses was not necessary during the first three months of 2000. Additionally, the Bank recognized recoveries on previously charged down loans of $357 thousand. This amount was credited to income through the provision for loan losses. See the discussion of Non-Performing Assets on pages 10 to 11 for more information on the loan loss reserve.

Non-interest income: Excluding certain litigation settlement proceeds of $1.3 million received in 1999, non-interest income increased by $253 thousand for the first three months of 2000 compared to 1999. (For more information on the settlement proceeds see Part II, Item 1, Legal Proceedings.) The increase in noninterest income is primarily a result of increases in the Bank's overdraft charges. The increase in overdraft revenue has been partially offset by a decrease in monthly service charge revenue. Monthly service charges decreased by $28 thousand for the first quarter of 2000 compared to the first quarter of 1999. The decrease in service charge revenue is due primarily to the success of the Bank's FreedomLYNX(r) checking account product, which generally charges no monthly fees. Other noninterest income increased by $72 thousand from the first quarter of 1999 to the first quarter of 2000, primarily due to increased ATM and debit card volumes.

Non-interest expenses: Total non-interest expenses for the first quarter of 2000 have increased $293 thousand (4.5%) over the same period in 1999. Marketing expenses were $133 thousand higher for the first three months of 2000 compared to the same period in 1999 as the Bank's sales efforts have continued to fuel the continued strong core deposit growth the Bank has experienced this year (see Balance Sheet Analysis).

Salaries, wages and employee benefits have increased by $436 thousand
(14.6%) for the first quarter of 2000 compared to the first quarter of 1999. The Bank's incentive costs have increased by $122 thousand from the first quarter of 1999 to the first quarter of 2000. These higher incentive costs are a result of the Bank's successful sales efforts and overall increased profitability of its core activities. Additionally, the Bank completed its purchase of its two new locations in Rutland and Bellows Falls, Vermont during the fourth quarter of 1999, resulting in the addition of 11 new full-time equivalent employees. The Bank has also experienced large increases in its costs for employee health insurance, which have increased $55 thousand (28%) for the first three months of 2000 compared to 1999 due to higher premiums. Occupancy expenses were $153 thousand lower for the first quarter of 2000 than the first quarter of 1999. This decrease is due primarily to a one-time charge taken in 1999 as a result of the Bank's vacating a property under lease. Legal and professional fees have decreased $373 thousand (59%) for the quarter. The higher amount during the first quarter of 1999 resulted primarily from the timing of expenses incurred by the Bank as it defended itself in certain litigation. For more information on this litigation see
Part II, Item 1, Legal Proceedings.

BALANCE SHEET ANALYSIS
Quarterly average deposits for the first quarter of 2000 were $10.5 million (1.72%) higher than the fourth quarter of 1999. Deposit balances at quarter-end were $22.5 million (3.7%) higher than balances at December 31, 1999. The Bank has seen strong and sustained deposit growth at a time of year when deposits balances historically decline. The Bank's continued focused sales efforts have fueled this growth. Due to the efforts of our sales staff more than 8,000 new deposit accounts were opened during the first three months of the year.

Total loans have increased $4.2 million for the first three months of the year. Most of the growth in the loan portfolio during the first quarter was in the commercial mortgage portfolio, which increased by $3 million from $172 million to $175 million over the course of the quarter. The Bank's commercial loan portfolio also increased during the first quarter, from $72.3 million to $74.8 million, a $2.5 million (3.4%) increase. The Bank also continued to experience growth in its streamlined portfolio mortgage product, RealLYNX(tm), during the first quarter. Balances grew $663 thousand during the first three months of the year. Installment loans and Homelines decreased $1.1 million during the quarter, a reflection of the current highly competitive environment for these types of credits. The Bank's investment portfolio has grown $4.4 million during the first three months of the year as excess deposits have been redeployed into the investment portfolio.

In the ordinary course of business, Merchants Bank makes commitments for possible future extensions of credit. On March 31, 2000, the Bank was obligated to fund $7.1 million of standby letters of credit. No losses are anticipated in connection with these commitments.

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

INCOME TAXES
The Company recognized $300 thousand in low income housing tax credits for the first three months of 2000 and $355 thousand for the same period in 1999, representing the amount of the income tax credits earned during those quarters. The recognition of low income housing tax credits has reduced the Company's effective tax rate to 25% for the quarter ended March 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity, as it pertains to banking, can be defined as the ability to generate cash in the most economical way to satisfy loan demand, deposit withdrawal demand, and to meet other business opportunities, which require cash. The Bank has a number of sources of liquid funds; including $25 million in available Federal Funds lines of credit at March 31, 2000; an overnight line of credit with the Federal Home Loan Bank (FHLB) of $15 million; an estimated additional borrowing capacity with FHLB of $100 million; and the ability to borrow through the use of repurchase agreements, collateralized by the Bank's investments, with certain approved counterparties.

NON-PERFORMING ASSETS AND THE RESERVE FOR POSSIBLE LOAN LOSSES
--------------------------------------------------------------

The following tables summarize the Bank's non-performing assets as of March 31, 2000, December 31, 1999, and March 31, 1999:

(In thousands)                       March 31,   December 31,   March 31,
                                       2000          1999         1999
                                     ------------------------------------

Nonaccrual Loans                      $3,573        $2,800       $2,433
Loans Past Due 90 Days or More
 and Still Accruing                      123           199           63
Restructured Loans                       399           689          479
                                      ---------------------------------
Total Non-performing Loans (NPL)       4,095         3,688        2,975
Other Real Estate Owned                  125           133           57
                                      ---------------------------------
Total Non-performing Assets (NPA)     $4,220        $3,821       $3,032
                                      =================================

      Note: Included in nonaccrual loans are certain loans whose terms have been substantially modified in troubled debt restructuring.

Discussion of events affecting NPA: Significant events affecting the categories of NPA are discussed below:

Nonaccrual Loans:
-----------------
      During the first quarter of 2000 approximately $346 thousand in reductions to nonaccrual loans were offset in part by approximately $1.1 million of additions. Of the reported increase, approximately $282 thousand was concentrated in one commercial account, with the remaining balance comprised of loans from seventeen borrowers. All seventeen of these borrowers have relationships with the Bank of less than $100 thousand, with residential mortgages comprising the majority of these loans.

Loans Past Due 90 Days:
-----------------------
      Loans past due 90 days decreased $76 thousand in the first quarter, after increasing $174 thousand in the quarter ended December 31, 1999.

Restructured Loans:
-------------------
      There was a net increase of $290 thousand in restructured loans during the first quarter of 2000 primarily attributable to the transfer of two loans, totaling $299 thousand, to nonaccrual.

The reserve for possible loan losses is based on management's estimate of the amount required to reflect the risks in the loan portfolio, based on circumstances and conditions at each reporting date. Merchants Bank reviews the adequacy of the Reserve for Possible Loan Losses ("RPLL") at least quarterly. Factors considered in evaluating the adequacy of the reserve include previous loss experience, current economic conditions and their effect on the borrowers, the performance of individual loans in relation to contract terms and estimated fair values of properties to be foreclosed. The method used in determining the amount of the RPLL is not based on maintaining a specific percentage of RPLL to total loans or total nonperforming assets. Rather, the methodology is a comprehensive analytical process of assessing the credit risk inherent in the loan portfolio. This assessment incorporates a broad range of factors, which indicate both general, and specific credit risk, as well as a consistent methodology for quantifying probable credit losses. Losses are charged against the RPLL when management believes that the collectibility of principal is doubtful. To the extent management determines the level of anticipated losses in the portfolio have significantly increased or diminished, the RPLL is adjusted through current earnings. As part of the Bank's analysis of specific credit risk, detailed and extensive reviews are done on larger credits and problematic credits identified on the watched asset list, nonperforming asset listings and internal credit rating reports. Loans deemed impaired at March 31, 2000 totaled $1.7 million, of this total $1.0 million are included as non-performing assets in the table above. Impaired loans have been allocated $651 thousand of the RPLL.

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

The following table reflects the Bank's non-performing asset and coverage ratios as of March 31, 2000, December 31, 1999, and March 31, 1999:

                                     March 31,   December 31,   March 31,
                                       2000          1999         1999
                                     ------------------------------------

Percentage of Non-performing
 Loans to Total Loans                  0.89%         0.81%        0.72%
Percentage of Non-performing
 Assets to Total Loans plus Other
  Real Estate Owned                    0.92%         0.84%        0.74%
Percentage of RPLL to Total Loans      2.43%         2.47%        2.75%
Percentage of RPLL to NPL               272%          303%         379%
Percentage of RPLL to NPA               264%          293%         372%


Management considers the balance of the RPLL adequate at March 31, 2000. Management's assessment of the adequacy of the RPLL concluded that a provision was not necessary during the first quarter of 2000.

                         Merchants Bancshares, Inc.
                          Supplemental Information
                                  Unaudited

                                                                        Three Months Ended
                                                  ---------------------------------------------------------------

                                                          March 31, 2000                   March 31, 1999
(In thousands except share and per share data)
                                                             Interest                         Interest
                                                  Average    Income/    Average    Average    Income/     Average
(Fully Taxable Equivalent)                        Balance    Expense     Rate      Balance    Expense      Rate
                                                  ---------------------------------------------------------------

INTEREST EARNING ASSETS
  Loans (1)                                      $455,372     $ 9,886    8.71%    $408,938    $ 8,963      8.89%
  Taxable Investments                             204,722       3,389    6.64%     181,244      2,903      6.50%
  Federal Funds Sold and Securities Purchased
   Under Agreements to Resell                       1,886          28    5.95%       1,280         14      4.44%
                                                 --------------------------------------------------------------
Total Interest Earning Assets                    $661,980     $13,303    8.06%    $591,462    $11,880      8.15%
                                                 ==============================================================

INTEREST BEARING LIABILITIES
  Savings, NOW and Money Market Deposits         $375,345      $3,060    3.27%    $312,628    $ 2,323      3.01%
  Time Deposits                                   158,639       1,935    4.89%     151,323      1,917      5.14%
                                                 --------------------------------------------------------------
      Total Savings and Time Deposits             533,984       4,995    3.75%     463,951      4,240      3.71%

  Federal Funds Purchased                           1,238          19    6.16%       2,081         26      5.07%
  Other Borrowed Funds                             13,260         199    6.02%      11,171        136      4.95%
  Debt (2)                                          3,616          55    6.10%       6,824        116      6.89%
                                                 --------------------------------------------------------------
Total Interest Bearing Liabilities                552,098       5,268    3.83%     484,027      4,518      3.79%

Other Liabilities & Stockholders' Equity
 (Net of Non-Interest Earning Assets)             109,882                          107,435
                                                 --------                         --------
Total Liabilities & Stockholders' Equity
 (Net of Non-Interest Earning Assets)            $661,980                         $591,462
                                                 ========                         ========

Rate Spread                                                              4.23%                             4.36%
                                                                         ====                              ====

Net Yield on Interest Earning Assets                                     4.87%                             5.05%
                                                                         ====                              ====

<F1>  Includes principal balance of non-accrual loans and fees on loans.
<F2>  Excludes prepayment fee of $102 related to the early repayment of certain long-term debt.


                         MERCHANTS BANCSHARES, INC.
                               MARCH 31, 2000

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings
The Bank is a counterclaim defendant in a litigation entitled "Pasquale and Vatsala Vescio, Counterclaim Plaintiffs v. The Merchants Bank, Counterclaim Defendant", now pending in the United States Bankruptcy Court for the District of Vermont.

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

Among other things, the Vescios have alleged that the Bank or its representatives violated supposed oral promises in connection with the origination and funding of the project, and have claimed that the Bank is liable to them for damages based on the Bank's supposed "control" of the project and its alleged breach of covenants of "good faith" which the plaintiffs believe are to be implied from the loan documents. In addition, the plaintiffs have contended that the Bank breached a duty of care they believe it owed to them, and have claimed that the Bank should not have exercised its contract rights when the loan went into default, but should have resolved the default in a way that was more favorable to the borrowers. Trial concluded in United States Bankruptcy Court in November 1998. In June 1999 before entry of any findings or a decision on the merits, the trial judge recused himself from all cases involving the Bank. He completed his term as bankruptcy judge on July 31, 1999. On September 30, 1999, United States District Court Judge William Sessions withdrew the reference of the case to the Bankruptcy Court and ruled that he would decide the case himself on the basis of a combination of the Bankruptcy Court trial record and rehearing certain testimony of certain witnesses. The parties subsequently stipulated to waive any rehearing of testimony and submission of further evidence and to submit the case to the District Court for a decision on the merits based on the existing trial record. The timing of a decision on the merits of the case at the trial level cannot be predicted at this time. Although it is not possible at this stage to predict the outcome of this litigation, the Bank believes that it has meritorious defenses to the plaintiffs' allegations. The Bank intends to vigorously defend itself against these claims.

On March 25, 1999, Merchants Trust Company received, as trustee, a recovery of $4.8 million on account of settlement of a 1994 class action suit filed in the United States District Court for the District of Minnesota. The Trust Company's claims, and the class action, arose from investments made by the Trust Company in the so-called Piper Jaffray Institutional Government Income Portfolio ("Piper Jaffray") on behalf of the plaintiffs. In the first quarter of 1999 the Company realized $1.3 million as a result of that recovery. During the third quarter of 1999 the Trust Company disbursed the recovery, partly to itself and the balance in accordance with instructions provided by the Company's insurance carrier, pursuant to an agreement made with the carrier in December 1994.

On March 22, 2000, lawyers representing the beneficiaries of two Trust Company accounts filed an action in Chittenden, Vermont Superior Court against Merchants Bancshares and others, asserting that their clients and others similarly situated were not fully reimbursed for damages allegedly suffered in connection with certain investments made by Merchants Trust Company during 1993 and 1994 in Piper Jaffray on their behalf, and complaining, among other matters, that the disbursement of the recovery as described in the immediately-preceding paragraph was improper. The Complaint asserts, among other matters, that the Trust Company and others violated the Vermont Consumer Fraud Act, were negligent and made negligent misrepresentations, and breached duties of trust. The Complaint seeks certification of the action as a class action, unspecified damages, and other relief. The litigation is at a very early stage. While it is not possible to predict its outcome, the Company believes full reimbursement has been provided, that such disbursement was proper, that class action certification is inappropriate, and that the claims for relief lack merit.

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

                               MARCH 31, 2000

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


                                       Merchants Bancshares, Inc.


                                       /s/ Joseph L. Boutin
                                       --------------------
                                       Joseph L. Boutin, President


                                       /s/ Janet P. Spitler
                                       --------------------
                                       Janet P. Spitler, Treasurer


                                       May 10, 2000
                                       ------------
                                       Date