Form 10-Q
period 2000-06-30
MERCHANTS BANCSHARES INC
filed 2000-08-11
CIK 726517

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549



                                  FORM 10-Q

              QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


                     FOR THE QUARTER ENDED JUNE 30, 2000
                       COMMISSION FILE NUMBER 0-11595


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

      4,182,650 Shares Common Stock $.01 Par Outstanding July 25, 2000


                         MERCHANTS BANCSHARES, INC.

                             INDEX TO FORM 10-Q


PART I
  ITEM 1    FINANCIAL STATEMENTS

            Consolidated Balance Sheets
            June 30, 2000 and December 31, 1999                               1

            Consolidated Statements of Operations
            For the three months ended June 30, 2000 and 1999 and
            the six months ended June 30, 2000 and 1999                       2

            Consolidated Statements of Comprehensive Income
            For the three months ended June 30, 2000 and 1999 and
            the six months ended June 30, 2000 and 1999                       3

            Consolidated Statement of Changes in Stockholders' Equity
            For the year ended December 31, 1999, and the six months
            ended June 30, 2000 and 1999                                      4

            Consolidated Statements of Cash Flows
            For the six months ended June 30, 2000 and 1999                   5

            Footnotes to Financial Statements as of June 30, 2000           6-7

  ITEM 2    Management's Discussion and Analysis of Financial
             Condition and Results of Operations                           8-13

PART II - OTHER INFORMATION

  ITEM 1    Legal Proceedings                                             14-15

  ITEM 2    Changes in Securities                                          NONE

  ITEM 3    Defaults upon Senior Securities                                NONE

  ITEM 4    Submission of Matters to a Vote of Security Holders            NONE

  ITEM 5    Other Information                                              NONE

  ITEM 6    Exhibits and Reports on Form 8-K                               NONE

SIGNATURES                                                                   16


                         Merchants Bancshares, Inc.
                         Consolidated Balance Sheets

                                                                            June 30,     December 31,
(In thousands except share and per share data)                                2000           1999
-----------------------------------------------------------------------------------------------------
                                                                            Unaudited

ASSETS
  Cash and Due from Banks                                                   $ 32,006       $ 23,746
  Investments:
    Debt Securities Held for Sale                                             85,623         72,229
    Debt Securities Held to Maturity                                         123,841        126,281
     (Fair Value of $119,608 and $122,305)
    Trading Securities                                                         1,046          1,075
---------------------------------------------------------------------------------------------------
      Total Investments                                                      210,510        199,585
---------------------------------------------------------------------------------------------------
  Loans                                                                      474,020        453,692
  Reserve for possible loan losses                                            10,701         11,189
---------------------------------------------------------------------------------------------------
      Net Loans                                                              463,319        442,503
---------------------------------------------------------------------------------------------------
  Federal Home Loan Bank Stock                                                 3,362          2,951
  Federal Funds Sold                                                           2,000             --
  Bank Premises and Equipment, Net                                            12,834         13,175
  Investment in Real Estate Limited Partnerships                               2,692          2,751
  Other Real Estate Owned                                                        172            133
  Other Assets                                                                12,616         16,519
---------------------------------------------------------------------------------------------------
      Total Assets                                                          $739,511       $701,363
===================================================================================================

LIABILITIES
  Deposits:
    Demand                                                                  $ 95,216       $ 86,160
    Savings, NOW and Money Market Accounts                                   396,461        369,929
    Time Deposits $100 thousand and Greater                                   28,307         25,590
    Other Time                                                               134,778        131,564
---------------------------------------------------------------------------------------------------
      Total Deposits                                                         654,762        613,243
---------------------------------------------------------------------------------------------------
  Demand Note Due U.S. Treasury                                                4,000          4,000
  Other Short-Term Borrowings                                                  7,000          7,000
  Other Liabilities                                                            7,398          6,013
  Long-Term Debt                                                               1,567          6,371
---------------------------------------------------------------------------------------------------
      Total Liabilities                                                      674,727        636,627
---------------------------------------------------------------------------------------------------

Commitments and Contingencies (Note 4)
STOCKHOLDERS' EQUITY
  Preferred Stock Class A Non-Voting
   Authorized - 200,000, Outstanding 0                                            --             --
  Preferred Stock Class B Voting
   Authorized - 1,500,000, Outstanding 0                                          --             --
  Common Stock, $.01 Par Value                                                    44             44
    Shares Authorized                                         7,500,000
    Outstanding,   Current Period                             4,040,462
                   Prior Period                               4,194,810
  Capital in Excess of Par Value                                              33,072         33,072
  Retained Earnings                                                           38,607         35,368
  Treasury Stock (At Cost)                                                    (7,812)        (4,699)
                   Current Period                               394,158
                   Prior Period                                 239,810
  Deferred Compensation Arrangements                                           2,433          2,372
  Unrealized losses on Securities Available for Sale, Net                     (1,560)        (1,421)
---------------------------------------------------------------------------------------------------
      Total Stockholders' Equity                                              64,784         64,736
---------------------------------------------------------------------------------------------------
      Total Liabilities and Stockholders' Equity                            $739,511       $701,363
===================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

                         Merchants Bancshares, Inc.
                    Consolidated Statements of Operations
                                  Unaudited

                                              Quarter Ended June 30,     Six Months Ended June 30,
(In thousands except per share data)            2000         1999           2000          1999
--------------------------------------------------------------------------------------------------

INTEREST AND DIVIDEND INCOME
  Interest and Fees on Loans                   $10,276      $ 9,006        $20,300       $17,955
  Interest and Dividends on Investments
    U.S. Treasury and Agency Obligations         2,937        2,590          5,816         5,287
    Other                                          618          323          1,156           543
------------------------------------------------------------------------------------------------
      Total Interest Income                     13,831       11,919         27,272        23,785
------------------------------------------------------------------------------------------------

INTEREST EXPENSE
  Savings, NOW and Money Market Accounts         3,363        2,435          6,423         4,758
  Time Deposits $100 Thousand and Greater          424          323            805           662
  Other Time Deposits                            1,591        1,522          3,145         3,100
  Other Borrowed Funds                             162          132            372           294
  Debt                                              13          117            170           233
------------------------------------------------------------------------------------------------
      Total Interest Expense                     5,553        4,529         10,915         9,047
------------------------------------------------------------------------------------------------
  Net Interest Income                            8,278        7,390         16,357        14,738
  Provision for Possible Loan Losses               (57)          --           (414)           --
------------------------------------------------------------------------------------------------
  Net Interest Income after Provision
   for Loan Losses                               8,335        7,390         16,771        14,738
------------------------------------------------------------------------------------------------

NONINTEREST INCOME
  Trust Company Income                             481          470            913           913
  Service Charges on Deposits                      900          742          1,746         1,397
  Settlement proceeds                               --           --             --         1,326
  Gain on Sale of Investments, Net                  --           --              1            --
  Other                                            400          306            731           564
------------------------------------------------------------------------------------------------
      Total Noninterest Income                   1,781        1,518          3,391         4,200
------------------------------------------------------------------------------------------------

NONINTEREST EXPENSES
  Salaries and Wages                             2,625        2,317          5,281         4,677
  Employee Benefits                                684          626          1,457         1,259
  Occupancy Expense, Net                           532          509          1,111         1,241
  Equipment Expense                                645          557          1,275         1,122
  Legal and Professional Fees                      353          355            617           992
  Marketing                                        334          396            645           574
  Equity in Losses of Real Estate
   Limited Partnerships                            135          125            285           254
  Expenses - Other Real Estate Owned                16           60             75           147
  Loss on Disposition of Fixed Assets               20           50             41           102
  Other                                          1,367        1,047          2,656         2,112
------------------------------------------------------------------------------------------------
      Total Noninterest Expenses                 6,711        6,042         13,443        12,480
------------------------------------------------------------------------------------------------
Income Before Income Taxes                       3,405        2,866          6,719         6,458
  Provision for Income Taxes                       864          601          1,696         1,470
------------------------------------------------------------------------------------------------
NET INCOME                                     $ 2,541      $ 2,265        $ 5,023       $ 4,988
================================================================================================

Basic Earnings Per Common Share                $  0.60      $  0.52        $  1.18       $  1.14
Diluted Earnings Per Common Share              $  0.60      $  0.52        $  1.17       $  1.14

The accompanying notes are an integral part of these consolidated financial statements.

                         Merchants Bancshares, Inc.
               Consolidated Statements of Comprehensive Income
                                  Unaudited

                                                             Three Months Ended       Six Months Ended
                                                                  June 30,                June 30,
(In thousands)                                                2000       1999         2000       1999
-------------------------------------------------------------------------------------------------------

Net Income as Reported                                       $2,541     $ 2,265      $5,023     $ 4,988
Change in Net Unrealized Appreciation (Depreciation)
 of Securities, Net of Tax                                       40      (1,162)       (186)     (1,403)
-------------------------------------------------------------------------------------------------------
Comprehensive Income Before Transfers
 From Available for Sale to
 Held to Maturity                                             2,581       1,103       4,837       3,585
Impact of transfer of Securities from Available for Sale
 to Held to Maturity                                             23           1          47          (2)
-------------------------------------------------------------------------------------------------------
Comprehensive Income                                         $2,604     $ 1,104      $4,884     $ 3,583
=======================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

                         Merchants Bancshares, Inc.
         Consolidated Statements of Changes in Stockholders' Equity
                  For the Year Ended December 31, 1999 and
                 the six months ended June 30, 2000 and 1999
                                  Unaudited

                                                                                                     Net Unrealized
                                                                                                      Appreciation
                                                       Capital in                        Deferred    (Depreciation)
                                               Common  Excess of   Retained  Treasury  Compensation  of Investment
(In thousands)                                 Stock   Par Value   Earnings   Stock    Arrangements    Securities     Total
---------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1998                      $44     $33,073    $28,308   $(3,133)     $2,166         $  371      $60,829
  Net Income                                     --          --      4,988        --          --             --        4,988
  Purchase of Treasury Stock                     --          --         --      (567)         --             --         (567)
  Issuance of Stock under
   Deferred Compensation Arrangements            --          --         --        31         (31)            --           --
  Dividends Paid                                 --          --     (1,656)       --          --             --       (1,656)
  Deferred Compensation Arrangements             --          --         --        --         124             --          124
  Unearned Compensation --
   Restricted Stock Awards                       --          --         --        --          (7)            --           (7)
  Change in Net Unrealized Appreciation
   (Depreciation) of Securities
   Available for Sale, Net of Tax                --          --         --        --          --         (1,403)      (1,403)
  Change in Net Unrealized Appreciation
   of Securities Transferred to the Held to
   Maturity Portfolio, Net of Tax                --          --         --        --          --             (2)          (2)
----------------------------------------------------------------------------------------------------------------------------

Balance June 30, 1999                            44      33,073     31,640    (3,669)      2,252         (1,034)      62,306
  Net Income                                     --          --      5,462        --          --             --        5,462
  Purchase of Treasury Stock                     --          --         --    (1,053)         --             --       (1,053)
  Issuance of Stock under
   Employee Stock Option Plans                   --          (1)        --        23          --             --           22
  Dividends Paid                                 --          --     (1,734)                   --             --       (1,734)
  Deferred Compensation Arrangements             --          --         --        --         127             --          127
  Unearned Compensation --
   Restricted Stock Awards                       --          --         --        --          (7)            --           (7)
  Change in Net Unrealized Appreciation
   (Depreciation) of Securities
   Available for Sale, Net of Tax                --          --         --        --          --            236          236
  Effect of transfers of Securities Available
   for sale to the Held to Maturity
   Portfolio, Net of Tax                         --          --         --        --          --           (665)        (665)
  Change in Net Unrealized Appreciation
   of Securities Transferred to the Held to
   Maturity Portfolio, Net of Tax                --          --         --        --          --             42           42
----------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1999                       44      33,072     35,368    (4,699)      2,372         (1,421)      64,736
  Net Income                                     --          --      5,023        --          --             --        5,023
  Purchase of Treasury Stock                     --          --         --    (3,163)         --             --       (3,163)
  Issuance of Stock under
   Deferred Compensation Arrangements            --          --         --        50         (50)                         --
  Dividends Paid                                 --          --     (1,784)                   --             --       (1,784)
  Deferred Compensation Arrangements             --          --         --        --         114             --          114
  Unearned Compensation --
   Restricted Stock Awards                       --          --         --        --          (3)            --           (3)
  Change in Net Unrealized Appreciation
   (Depreciation) of Securities
   Available for Sale, Net of Tax                --          --         --        --          --           (186)        (186)
  Change in Net Unrealized Appreciation
   of Securities Transferred to the Held to
   Maturity Portfolio, Net of Tax                --          --         --        --          --             47           47
----------------------------------------------------------------------------------------------------------------------------

Balance, June 30, 2000                          $44     $33,072    $38,607   $(7,812)     $2,433        $(1,560)     $64,784

The accompanying notes are an integral part of these consolidated financial statements.

                         Merchants Bancshares, Inc.
                    Consolidated Statement of Cash Flows
                                  Unaudited

For the six months ended June 30,                                            2000         1999
------------------------------------------------------------------------------------------------
(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                                 $  5,023     $  4,988
Adjustments to Reconcile Net Income to Net Cash
 Provided by Operating Activities:
  Provision for Possible Loan Losses                                           (414)          --
  Provision for Possible Losses on Other Real Estate Owned                       --           --
  Provision for Depreciation and Amortization                                 1,357        1,248
  Net Gains on Sales of Investment Securities                                    (1)          --
  Net Gains on Sales of Loans and Leases                                         (6)          --
  Net Losses on Sales of Premises and Equipment                                  41          102
  Net Gains on Sales of Other Real Estate Owned                                  (7)         (61)
  Equity in Losses of Real Estate Limited Partnerships                          285          254
Changes in Assets and Liabilities:
  (Increase) in Interest Receivable                                            (476)        (406)
  Decrease in Interest Payable                                                 (179)        (420)
  Decrease (Increase) in Other Assets                                         4,377         (439)
  Increase (Decrease) in Other Liabilities                                    1,563       (1,449)
------------------------------------------------------------------------------------------------
    Net Cash Provided by Operating Activities                                11,563        3,817
------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from Sales of Investment Securities Available for Sale             8,998           --
  Proceeds from Maturities of Securities Available for Sale                   5,693        6,295
  Proceeds from Maturities of Securities Held to Maturity                     4,951       18,274
  Purchases of Available for Sale Investment Securities                     (28,343)     (19,266)
  Purchases of Held to Maturity Investment Securities                        (2,487)      (8,500)
  Loan Originations in Excess of Principal Repayments                       (21,448)     (14,671)
  Proceeds from Sales of Loans and Leases                                     1,191           --
  Purchases of Federal Home Loan Bank Stock                                    (411)        (468)
  Proceeds from Sales of Other Real Estate Owned                                  7          491
  Investments in Real Estate Limited Partnerships                              (256)        (416)
  Purchases of Premises and Equipment                                          (736)        (478)
------------------------------------------------------------------------------------------------
    Net Cash Used in Investing Activities                                   (32,841)     (18,739)
------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net Increase in Deposits                                                   41,520        7,342
  Net Increase in Other Borrowed Funds                                           --          217
  Principal Payments on Debt                                                 (5,035)          (3)
  Cash Dividends Paid                                                        (1,784)      (1,656)
  Acquisition of Treasury Stock                                              (3,163)        (542)
------------------------------------------------------------------------------------------------
    Net Cash Provided by Financing Activities                                31,538        5,358
------------------------------------------------------------------------------------------------

Increase (Decrease) in Cash and Cash Equivalents                             10,260       (9,564)
Cash and Cash Equivalents Beginning of Year                                  23,746       30,528
------------------------------------------------------------------------------------------------
Cash and Cash Equivalents End of Period                                    $ 34,006     $ 20,964
================================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Total Interest Payments                                                  $ 11,093     $  9,467
  Total Income Tax Payments                                                      --        2,700
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
  Distribution of Stock Under Deferred Compensation Arrangements                 50           31

The accompanying notes are an integral part of these consolidated financial statements.


                         MERCHANTS BANCSHARES, INC.
                                JUNE 30, 2000

NOTES TO FINANCIAL STATEMENTS:
See the Form 10-K filed as of December 31, 1999, for additional information.

NOTE 1: RECENT ACCOUNTING DEVELOPMENTS
The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137 and SFAS No. 138. This statement establishes standards for reporting and accounting for derivative instruments ("derivatives") and hedging activities. The statement requires that derivatives be reported as assets or liabilities in the Consolidated Balance Sheets and that derivatives be reported at fair value. The statement establishes criteria for accounting for changes in the fair value of derivatives based on the intended use of the derivatives. The statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Based on Merchants Bank's (the Bank's) current use of derivatives Merchants Bancshares, Inc. (the Company) does not expect the adoption of SFAS No. 133 to have a material impact on the Company's financial position or results of operations.

NOTE 2: EARNINGS PER SHARE
The following table presents a reconciliation of the calculations of basic and diluted earnings per share for the quarter and six-months ended June 30, 2000:

                                                     Net                                 Per Share
      Quarter Ended June 30, 2000                   Income            Shares              Amount
      ---------------------------                   ------            ------             ---------
                                                    (In thousands except share and per share data)

      Basic Earnings Per Common Share:
        Income Available to Common
         Shareholders                               $2,541           4,246,840             $0.60
      Diluted Earnings Per Common Share:
        Options issued to Executives                    --               3,279
        Income available to Common Shareholders
         Plus Assumed Conversions                   $2,541           4,250,119             $0.60

                                                     Net                                 Per Share
      Six Months Ended June 30, 2000                Income            Shares              Amount
      ------------------------------                ------            ------             ---------
                                                    (In thousands except share and per share data)

      Basic Earnings Per Common Share:
        Income Available to Common
         Shareholders                               $5,023           4,274,048             $1.18
      Diluted Earnings Per Common Share:
        Options issued to Executives                    --               3,618
        Income available to Common Shareholders
         Plus Assumed Conversions                   $5,023           4,277,666             $1.17

Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the quarter. The computation of diluted earnings per share for the quarter and six-months ended June 30, 2000, excludes the effect of assuming the exercise of certain outstanding stock options because the effect would be anti-dilutive. As of June 30, 2000, there were 218,420 of such options outstanding with exercise prices ranging from $20.438 to $30.500.

NOTE 3: STOCK REPURCHASE PROGRAM
On April 20, 2000, the Company announced that its Board of Directors had decided to rescind the existing stock repurchase plan. The Board adopted a new stock repurchase program, which authorized the Company to repurchase, through April 2001, up to 200 thousand shares of its own securities. Under the repurchase plan the stock may be purchased from time to time, subject to prevailing market conditions. Purchases are to be made on the open market and funded from available cash. The Company purchased 83 thousand of its own shares at a total cost of $1.8 million under the former program. The Company had repurchased 99 thousand of its own shares, at a total cost of $1.9 million, under the new repurchase program, as of July 25, 2000.

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


                         MERCHANTS BANCSHARES, INC.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All adjustments necessary for a fair statement of the three and six months ended June 30, 2000 and 1999, have been included in the financial statements. The information was prepared from the unaudited financial statements of Merchants Bancshares, Inc. (the Company) and its subsidiaries, Merchants Bank (the Bank) and Merchants Properties, Inc.

OVERVIEW
Merchants Bancshares, Inc. earned net income of $2.54 million, or basic and diluted earnings per share of $.60 for the quarter ended June 30, 2000, compared to $2.27 million, or basic and diluted earnings per share of $.52 for the same period a year earlier. The return on average assets and return on average equity for the second quarter of 2000 were 1.40 percent and 15.74 percent, respectively, compared to 1.41 percent and 14.63 percent for the second quarter of 1999. The Company earned net income of $5.02 million, or basic earnings per share of $1.18 and diluted earnings per share of $1.17 for the six months ended June 30, 2000, compared to $4.99 million, or basic and diluted earnings per share of $1.14 for the same period in 1999. The return on average assets and return on average equity for the six months ended June 30, 2000 were 1.40 percent and 15.60 percent, respectively.


RESULTS OF OPERATIONS
Net Interest Income: Net interest income for the first six months of 2000 was $16.4 million, compared to $14.7 million for the first six months of 1999. The Bank has continued to experience margin compression resulting from the rising rate environment during 2000. The margin has decreased by five basis points from the quarter ended June 30, 1999, to the quarter ended June 30, 2000, and has decreased by 11 basis points for the comparable six month periods. The increase in net interest income is a result of higher levels of average earning assets, which helped to offset the decline in the spread. The Bank's average interest earning assets were $75 million higher for the first six months of 2000 than they were for the first six months of 1999 and were $80 million higher for the second quarter of 2000 compared to the second quarter of 1999. At the same time, the Bank's interest bearing liabilities were $69 million higher for the first six months of 2000 compared to the same period in 1999, and were $68 million higher for the second quarter of 2000 compared to 1999. The Bank's average yield on interest earning assets increased 21 basis points and seven basis points for the quarter and six months ended June 30, 2000, compared to the same periods in 1999; while the cost of funds for the same periods has increased by 30 basis points and 17 basis points, respectively. These changes have resulted in a decrease in the interest rate spread of 9 basis points when comparing the quarter ended June 30, 2000, to the same period one year earlier, and 10 basis points when comparing the first six months of 2000 to the first six months of 1999. The schedule on pages 12 and 13 shows the yield analysis for the periods reported.

Provision for Loan Losses: The improved asset quality achieved over the last few years continues to be maintained as the portfolio grows in adherence to the strong underwriting standards that have been established. Management's analysis of the reserve adequacy concluded that a provision for possible loan losses was not necessary during the first six months of 2000. Additionally, the Bank recorded $57 thousand and $414 thousand, respectively, for the quarter and six months ended June 30, 2000, as a credit loan loss provision. These amounts represent individual recoveries on previous obligations, which were partially charged off. It is the Bank's practice to record significant recoveries as an offset to the loan loss provision in the income statement. See the discussion of Non-Performing Assets on pages 10 to 11 for more information on the loan loss reserve.

Non-interest income: Excluding certain litigation settlement proceeds of $1.3 million received in 1999, non-interest income increased by $517 thousand for the first six months of 2000 compared to 1999 and by $263 thousand for the second quarter. (For more information on the settlement proceeds see Part II, Item 1, Legal Proceedings.) The increase in noninterest income is primarily a result of increases in the Bank's overdraft revenue and increases in ATM and debit card usage and fees. The increase in overdraft revenue has been partially offset by a decrease in monthly service charge revenue. Monthly service charges decreased by $68 thousand for the first six months of 2000 compared to 1999, and by $40 thousand for the second quarter; while net overdraft revenue increased by $174 thousand and $373 thousand for the three and six months ended June 30, 2000. The decrease in monthly service charge revenue is due primarily to the success of the Bank's FreedomLYNX(R) checking account product, which generally charges no monthly fees. Other noninterest income increased by $167 thousand for the first six months of 2000 compared to 1999, and by $95 thousand for the second quarter, primarily due to increased ATM and debit card transaction volumes and resultant fees.

Non-interest expenses: Total non-interest expenses for the three and six month periods have increased $669 thousand and $963 thousand over the same periods in 1999. Contributing to this increase was an increase in other non-interest expenses of $320 thousand for the second quarter and $544 thousand for the first six months of 2000. The Bank completed its purchase of its two new locations in Rutland and Bellows Falls, Vermont, during the fourth quarter of 1999, resulting in an increase in the Bank's amortization of core deposit intangible of $103 thousand for the second quarter and $212 thousand for the first six months of the year. Additionally, the Bank is in the process of converting to a document imaging system, the conversion is expected to be complete by the end of the third quarter. The Bank ordered all new "image-friendly" forms during the second quarter of 2000 resulting in a $100 thousand increase in the cost of supplies during the first six months of the year.

Salaries and wages have increased by $308 thousand for the quarter and $604 thousand for the first six months of 2000 compared to 1999. The Bank completed its purchase of its two new locations, mentioned above, resulting in the addition of 11 new full-time equivalent employees. Additionally, the Bank has experienced higher wage and incentive costs as a result of its successful sales efforts and overall increased profitability of its core activities. Employee Benefits have increased by $58 thousand for the second quarter and $198 thousand for the first six months of 2000 compared to the same periods in 1999. The Bank has experienced large increases in its costs for employee health insurance, which have increased $75 thousand for the second quarter and $130 thousand for the first six months of 2000 compared to 1999 due to higher premiums. Occupancy expenses were $130 thousand lower for the first six months of 2000 compared to 1999. This decrease is due primarily to a one-time charge taken in 1999 as a result of the Bank's vacating a property under a long term lease. Legal and professional fees have decreased $375 thousand for the first six months of the year. The higher amount during 1999 resulted primarily from the timing of expenses incurred by the Bank as it defends itself in certain litigation. For more information on this litigation see Part II, Item 1, Legal Proceedings.

BALANCE SHEET ANALYSIS
Average deposits for the second quarter of 2000 were $34.6 million higher than during the fourth quarter of 1999. Deposit balances at quarter-end were $41.5 million higher than balances at December 31, 1999. The Bank has seen strong and sustained deposit growth at a time of year when deposits balances historically decline. The Bank's continued focused sales efforts have fueled this growth. Due to the efforts of our sales staff more than 14,000 new FreedomLYNX(R) and MoneyLYNX(tm) deposit accounts were opened during the first six months of the year.

Total loans, net of loan sales of $1.2 million, have increased $20.3 million for the first six months of the year. Most of the growth in the loan portfolio was in the commercial loan portfolio, which increased by $10.1 million during the first six months of 2000. This increase is due to the Bank's continued emphasis on lending to operating businesses and the ramping up of the Bank's CommerceLYNX(tm) program, which is designed to appeal to small businesses. The Bank's commercial mortgage portfolio increased
$6.5 million during the first six months of the year. The Bank also continued to experience growth in its streamlined portfolio mortgage product, ReaLYNX(tm), during the second quarter. Balances grew $4.4 million during the first six months of the year. Installment loans and Homelines increased by a small amount during the first six months of the year, a reflection of the current highly competitive environment for these types of credits. The Bank's investment portfolio has grown $10.9 million during 2000 as a portion of the deposit growth has been deployed into the investment portfolio.

In the ordinary course of business, Merchants Bank makes commitments for possible future extensions of credit. On June 30, 2000, the Bank was obligated to fund $7.1 million of standby letters of credit. No losses are anticipated in connection with these commitments.

YEAR 2000
The Company, like most users of computers, computer software, and equipment utilizing computer software, faced a critical challenge regarding the Year 2000 date change. The bank regulatory agencies which regulate the conduct of the Company and the Bank, through the auspices of the Federal Financial Institutions Examination Council (FFIEC) issued compliance guidelines requiring financial institutions to develop and implement plans to address the Year 2000 issue. During the past two and a half years, the Company devoted substantial time and resources toward ensuring that the Company's and its subsidiaries' operations would not be adversely impacted by the pending date change. The Bank's primary regulator, the Federal Deposit Insurance Corporation monitored the Bank's planning and implementation process on a regular basis. The Company also contracted with a national accounting firm to perform independent reviews of the Company's Year 2000 preparations. These reviews were completed during 1998 and 1999.

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

INCOME TAXES
The Company recognized $600 thousand in low income housing tax credits for the first six months of 2000 and $730 thousand for the same period in 1999, representing the amount of the income tax credits earned during those quarters. The recognition of low income housing tax credits has reduced the Company's effective tax rate to 25% for the six months ended June 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity, as it pertains to banking, can be defined as the ability to generate cash in the most economical way to satisfy loan demand, deposit withdrawal demand, and to meet other business opportunities, which require cash. The Bank has a number of sources of liquid funds; including $25 million in available Federal Funds lines of credit at June 30, 2000; an overnight line of credit with the Federal Home Loan Bank (FHLB) of $15 million; an estimated additional borrowing capacity with FHLB of $100 million; and the ability to borrow through the use of repurchase agreements, collateralized by the Bank's investments, with certain approved counterparties.

NON-PERFORMING ASSETS AND THE RESERVE FOR POSSIBLE LOAN LOSSES
--------------------------------------------------------------

The following tables summarize the Bank's non-performing assets as of June 30, 2000, December 31, 1999, and June 30, 1999:

  (In thousands)                         June 30, 2000     December 31, 1999     June 30, 1999
  --------------                         -------------     -----------------     -------------

  Nonaccrual Loans                          $1,995              $2,800              $1,979
  Loans Past Due 90 Days or More and
   Still Accruing                               70                 199                  48
  Restructured Loans                           310                 689                 469
                                            ----------------------------------------------
  Total Non-performing Loans (NPL)          $2,375               3,688              $2,496
  Other Real Estate Owned                      172                 133                 198
                                            ----------------------------------------------
  Total Non-performing Assets (NPA)         $2,547              $3,821              $2,694
                                            ==============================================

Note: Included in nonaccrual loans are certain loans whose terms have been substantially modified in troubled debt restructuring.

Discussion of events affecting NPA: Significant events affecting the categories of NPA are discussed below:

Nonaccrual Loans:
-----------------
      During the second quarter of 2000 approximately $2.2 million in reductions to nonaccrual loans were offset in part by approximately $620 thousand of additions. Of the reported decrease, approximately $1.4 million was concentrated in two commercial accounts, These two commercial relationships were sold during the second quarter - one with eight loans totaling $1.04 million; the other consisting of one loan for $375 thousand. In addition, $282 thousand of the decrease was attributable to the Small Business Administration's repurchasing its share of a guaranteed loan. The increase was comprised of loans to ten different borrowers, and is considered a normal level of activity.

Loans Past Due 90 Days:
-----------------------
      Loans past due 90 days decreased $53 thousand in the second quarter, after dropping $76 thousand in the quarter ended March 31, 2000.

Restructured Loans:
-------------------
      There was a net decrease of $89 thousand in restructured loans during the second quarter of 2000 primarily attributable to the transfer of two loans, totaling $299 thousand, to nonaccrual.

The reserve for possible loan losses is based on management's estimate of the amount required to reflect the risks in the loan portfolio, based on circumstances and conditions at each reporting date. Merchants Bank reviews the adequacy of the Reserve for Possible Loan Losses ("RPLL") at least quarterly. Factors considered in evaluating the adequacy of the reserve include previous loss experience, current economic conditions and their effect on the borrowers, the performance of individual loans in relation to contract terms and estimated fair values of properties to be foreclosed. The method used in determining the amount of the RPLL is not based on maintaining a specific percentage of RPLL to total loans or total nonperforming assets. Rather, the methodology is a comprehensive analytical process of assessing the credit risk inherent in the loan portfolio. This assessment incorporates a broad range of factors, which indicate both general, and specific credit risk, as well as a consistent methodology for quantifying probable credit losses. Losses are charged against the RPLL when management believes that the collectibility of principal is doubtful. To the extent management determines the level of anticipated losses in the portfolio have significantly increased or diminished, the RPLL is adjusted through current earnings. As part of the Bank's analysis of specific credit risk, detailed and extensive reviews are done on larger credits and problematic credits identified on the watched asset list, nonperforming asset listings and internal credit rating reports. Loans deemed impaired at June 30, 2000, totaled $2.4 million, of this total $2.1 million are included as non-performing assets in the table above. Impaired loans have been allocated $788 thousand of the RPLL.

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

The following table reflects the Bank's non-performing asset and coverage ratios as of June 30, 2000, December 31, 1999, and June 30, 1999:

                                             June 30, 2000     December 31, 1999     June 30, 1999
                                             -------------     -----------------     -------------

  Percentage of Non-performing Loans
   to Total Loans                                0.50%               0.81%               0.59%
  Percentage of Non-performing Assets
   to Total Loans plus Other Real Estate
   Owned                                         0.54%               0.84%               0.64%
  Percentage of RPLL to Total Loans              2.26%               2.47%               2.70%
  Percentage of RPLL to NPL                       451%                303%                455%
  Percentage of RPLL to NPA                       420%                293%                422%


Management considers the balance of the RPLL adequate at June 30, 2000. Management's assessment of the adequacy of the RPLL concluded that a provision was not necessary during the first quarter of 2000.

                         Merchants Bancshares, Inc.
                          Supplemental Information
                                  Unaudited

                                                                            Three Months Ended
                                                  -----------------------------------------------------------------------
(In thousands except share and per share data)              June 30, 2000                         June 30, 1999
                                                               Interest                              Interest
                                                  Average      Income/      Average     Average      Income/      Average
(Fully Taxable Equivalent)                        Balance      Expense       Rate       Balance      Expense       Rate
                                                  ---------------------------------     ---------------------------------

INTEREST EARNING ASSETS
  Loans(1)                                        $466,181     $10,289       8.88%      $416,731     $ 9,021       8.68%
  Taxable Investments                              209,815       3,481       6.67%       182,462       2,896       6.37%
  Federal Funds Sold and Securities Purchased
   Under Agreements to Resell                        4,952          74       6.01%         1,451          17       4.70%
                                                  -------------------------------       -------------------------------
Total Interest Earning Assets                     $680,948     $13,844       8.18%      $600,644     $11,934       7.97%
                                                  ===============================       ===============================

INTEREST BEARING LIABILITIES
  Savings, NOW and Money Market Deposits          $390,915     $ 3,363       3.46%      $331,974     $ 2,435       2.94%
  Time Deposits                                    162,422       2,015       4.99%       147,926       1,845       5.00%
                                                  -------------------------------       -------------------------------
      Total Savings and Time Deposits              553,337       5,378       3.91%       479,900       4,280       3.58%

  Federal Funds Purchased                              693          11       6.38%         1,483          19       5.14%
  Other Borrowed Funds                               9,425         151       6.44%         9,228         113       4.89%
  Debt(2)                                            1,566          13       3.34%         6,662         117       7.04%
                                                  -------------------------------       -------------------------------
Total Interest Bearing Liabilities                 565,021       5,553       3.95%       497,273       4,529       3.65%

Other Liabilities & Stockholders' Equity
 (Net of Non-Interest Earning Assets)              115,927                               103,371
                                                  --------                              --------

Total Liabilities & Stockholders' Equity
 (Net of Non-Interest Earning Assets)             $680,948                              $600,644
                                                  ========                              ========

Rate Spread                                                                  4.23%                                 4.32%
                                                                             ====                                  ====

Net Yield on Interest Earning Assets                                         4.90%                                 4.95%
                                                                             ====                                  ====

--------------------
<F1>  Includes principal balance of non-accrual loans and fees on loans.
<F2>  Excludes prepayment fee of $102 related to the early repayment of certain long-term debt.

                         Merchants Bancshares, Inc.
                          Supplemental Information
                                  Unaudited

                                                                             Six Months Ended
                                                  -----------------------------------------------------------------------
(In thousands except share and per share data)              June 30, 2000                         June 30, 1999
                                                               Interest                              Interest
                                                  Average      Income/      Average     Average      Income/      Average
(Fully Taxable Equivalent)                        Balance      Expense       Rate       Balance      Expense       Rate
                                                  ---------------------------------     ---------------------------------

INTEREST EARNING ASSETS
  Loans(1)                                        $460,777     $20,175       8.81%      $412,834     $17,985       8.79%
  Taxable Investments                              207,268       6,870       6.67%       181,853       5,799       6.43%
  Federal Funds Sold and Securities Purchased
   Under Agreements to Resell                        3,419         102       6.00%         1,365          31       4.58%
                                                  -------------------------------       -------------------------------
Total Interest Earning Assets                     $671,464     $27,147       8.13%      $596,052     $23,815       8.06%
                                                  ===============================       ===============================

INTEREST BEARING LIABILITIES
  Savings, NOW and Money Market Deposits          $383,130     $ 6,423       3.37%      $322,301     $ 4,758       2.98%
  Time Deposits                                    160,531       3,950       4.95%       149,625       3,762       5.07%
                                                  -------------------------------       -------------------------------
      Total Savings and Time Deposits              543,661      10,373       3.84%       471,926       8,520       3.64%

  Federal Funds Purchased                              965          31       6.46%         1,782          42       4.75%
  Other Borrowed Funds                              10,723         341       6.40%         8,543         249       5.88%
  Debt(2)                                            2,591          68       5.28%         6,664         233       7.04%
                                                  -------------------------------       -------------------------------
Total Interest Bearing Liabilities                 557,940      10,813       3.90%       488,915       9,044       3.73%

Other Liabilities & Stockholders' Equity
 (Net of Non-Interest Earning Assets)              113,524                               107,137
                                                  --------                              --------

Total Liabilities & Stockholders' Equity
 (Net of Non-Interest Earning Assets)             $671,464                              $596,052
                                                  ========                              ========

Rate Spread                                                                  4.23%                                 4.33%
                                                                             ====                                  ====

Net Yield on Interest Earning Assets                                         4.89%                                 5.00%
                                                                             ====                                  ====

--------------------
<F1>  Includes principal balance of non-accrual loans and fees on loans.
<F2>  Excludes prepayment fee of $102 related to the early repayment of certain long-term debt.

                         MERCHANTS BANCSHARES, INC.
                                JUNE 30, 2000


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

                                JUNE 30, 2000

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


                                       Merchants Bancshares, Inc.


                                       /s/ Joseph L. Boutin
                                       --------------------
                                       Joseph L. Boutin, President


                                       /s/ Janet P. Spitler
                                       --------------------
                                       Janet P. Spitler, Treasurer

                                       August 11, 2000
                                       ---------------
                                       Date