Form 10-Q
period 2000-09-30
MERCHANTS BANCSHARES INC
filed 2000-11-14
CIK 726517

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549




                                  FORM 10-Q

              QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTER ENDED SEPTEMBER 30, 2000
                       COMMISSION FILE NUMBER 0-11595


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

     4,154,784 Shares Common Stock $.01 Par Outstanding November 10, 2000


                         MERCHANTS BANCSHARES, INC.

                             INDEX TO FORM 10-Q

PART I
  ITEM 1    FINANCIAL STATEMENTS

            Consolidated Balance Sheets
            September 30, 2000 and December 31, 1999                          1

            Consolidated Statements of Operations
            For the three months ended September 30, 2000 and 1999 and
            the nine months ended September 30, 2000 and 1999                 2

            Consolidated Statements of Comprehensive Income
            For the three months ended September 30, 2000 and 1999 and
            the nine months ended September 30, 2000 and 1999                 3

            Consolidated Statement of Changes in Stockholders' Equity
            For the year ended December 31, 1999, and the nine months
            ended September 30, 2000 and 1999                                 4

            Consolidated Statements of Cash Flows
            For the nine months ended September 30, 2000 and 1999             5

            Footnotes to Financial Statements as of September 30, 2000      6-8

  ITEM 2    Management's Discussion and Analysis of Financial
             Condition and Results of Operations                           9-14

PART II - OTHER INFORMATION

  ITEM 1    Legal Proceedings                                             15-16

  ITEM 2    Changes in Securities                                          NONE

  ITEM 3    Defaults upon Senior Securities                                NONE

  ITEM 4    Submission of Matters to a Vote of Security Holders            NONE

  ITEM 5    Other Information                                              NONE

  ITEM 6    Exhibits and Reports on Form 8-K                               NONE

SIGNATURES                                                                   17


                         Merchants Bancshares, Inc.
                         Consolidated Balance Sheets

                                                                 September 30,    December 31,
(In thousands except share and per share data)                       2000             1999
----------------------------------------------------------------------------------------------
                                                                   Unaudited

ASSETS
  Cash and Due from Banks                                          $ 32,529         $ 23,746
  Investments:
    Debt Securities Held for Sale                                    86,687           72,229
    Debt Securities Held to Maturity                                121,249          126,281
     (Fair Value of $118,896 and $122,305)
    Trading Securities                                                1,083            1,075
----------------------------------------------------------------------------------------------
      Total Investments                                             209,019           199,585
----------------------------------------------------------------------------------------------
  Loans                                                             477,282           453,692
  Reserve for possible loan losses                                   10,536            11,189
----------------------------------------------------------------------------------------------
      Net Loans                                                     466,746           442,503
----------------------------------------------------------------------------------------------
  Federal Home Loan Bank Stock                                        3,362             2,951
  Federal Funds Sold                                                  7,500                --
  Bank Premises and Equipment, Net                                   12,853            13,175
  Investment in Real Estate Limited Partnerships                      2,770             2,751
  Other Real Estate Owned                                               444               133
  Other Assets                                                       12,200            16,519
----------------------------------------------------------------------------------------------
      Total Assets                                                 $747,423          $701,363
==============================================================================================

LIABILITIES
  Deposits:
    Demand                                                         $ 93,449          $ 86,160
    Savings, NOW and Money Market Accounts                          407,938           369,929
    Time Deposits $100 thousand and Greater                          29,245            25,590
    Other Time                                                      136,793           131,564
----------------------------------------------------------------------------------------------
      Total Deposits                                                667,425           613,243
----------------------------------------------------------------------------------------------
  Demand Note Due U.S. Treasury                                       3,596             4,000
  Other Short-Term Borrowings                                            --             7,000
  Other Liabilities                                                   7,765             6,013
  Long-Term Debt                                                      1,536             6,371
----------------------------------------------------------------------------------------------
      Total Liabilities                                             680,322           636,627
----------------------------------------------------------------------------------------------

Commitments and Contingencies (Note 4)
STOCKHOLDERS' EQUITY
  Preferred Stock Class A Non-Voting
   Authorized - 200,000, Outstanding 0                                   --                --
  Preferred Stock Class B Voting
   Authorized - 1,500,000, Outstanding 0                                 --                --
  Common Stock, $.01 Par Value                                           44                44
    Shares Authorized                               7,500,000
    Outstanding,         Current Period             4,031,576
                         Prior Period               4,194,810
  Capital in Excess of Par Value                                     33,072            33,072
  Retained Earnings                                                  40,497            35,368
  Treasury Stock (At Cost)                                           (7,990)           (4,699)
                         Current Period               403,044
                         Prior Period                 239,810
  Deferred Compensation Arrangements                                  2,493             2,372
  Unrealized losses on Securities Available for Sale, Net            (1,015)           (1,421)
----------------------------------------------------------------------------------------------
      Total Stockholders' Equity                                     67,101            64,736
----------------------------------------------------------------------------------------------
      Total Liabilities and Stockholders' Equity                   $747,423          $701,363
=============================================================================================

The accompanying notes are an integral part of these consolidated financial statements.


                         Merchants Bancshares, Inc.
                    Consolidated Statements of Operations
                                  Unaudited

                                                Quarter Ended September 30,    Nine Months Ended September 30,
(In thousands except per share data)                 2000         1999                2000         1999
--------------------------------------------------------------------------------------------------------------

INTEREST AND DIVIDEND INCOME
  Interest and Fees on Loans                       $10,601      $ 9,312             $30,901      $27,267
  Interest and Dividends on Investments
    U.S. Treasury and Agency Obligations             3,005        2,603               8,821        7,890
    Other                                              604          431               1,760          974
---------------------------------------------------------------------------------------------------------
      Total Interest Income                         14,210       12,346              41,482       36,131
---------------------------------------------------------------------------------------------------------

INTEREST EXPENSE
  Savings, NOW and Money Market Accounts             3,605        2,555              10,028        7,313
  Time Deposits $100 Thousand and Greater              439          366               1,244        1,028
  Other Time Deposits                                1,703        1,449               4,848        4,549
  Other Borrowed Funds                                  78           79                 450          373
  Debt                                                  14          118                 184          351
---------------------------------------------------------------------------------------------------------
      Total Interest Expense                         5,839        4,567              16,754       13,614
---------------------------------------------------------------------------------------------------------
  Net Interest Income                                8,371        7,779              24,728       22,517
  Provision for Possible Loan Losses                  (128)        (134)               (542)        (134)
---------------------------------------------------------------------------------------------------------
  Net Interest Income after Provision
   for Loan Losses                                   8,499        7,913              25,270       22,651
---------------------------------------------------------------------------------------------------------

NONINTEREST INCOME
  Trust Company Income                                 415          426               1,328        1,339
  Service Charges on Deposits                          893          774               2,639        2,171
  Settlement proceeds                                   --           --                  --        1,326
  Gain on Sale of Investments, Net                      --           --                   1           --
  Other                                                460          325               1,191          889
---------------------------------------------------------------------------------------------------------
      Total Noninterest Income                       1,768        1,525               5,159        5,725
---------------------------------------------------------------------------------------------------------
NONINTEREST EXPENSES
  Salaries and Wages                                 2,759        2,508               8,040        7,185
  Employee Benefits                                    596          547               2,053        1,806
  Occupancy Expense, Net                               550          473               1,661        1,714
  Equipment Expense                                    626          568               1,901        1,690
  Legal and Professional Fees                          242          587                 859        1,579
  Marketing                                            262          315                 907          889
  Equity in Losses of Real Estate
   Limited Partnerships                                158          143                 443          397
  Expenses (Income) - Other Real Estate
   Owned, net                                           21         (280)                 96         (133)
  Other                                              1,334        1,197               4,031        3,411
---------------------------------------------------------------------------------------------------------
      Total Noninterest Expenses                     6,548        6,058              19,991       18,538
---------------------------------------------------------------------------------------------------------
Income Before Income Taxes                           3,719        3,380              10,438        9,838
  Provision for Income Taxes                           942          779               2,638        2,249
---------------------------------------------------------------------------------------------------------
NET INCOME                                         $ 2,777      $ 2,601             $ 7,800      $ 7,589
=========================================================================================================

Basic Earnings Per Common Share                    $  0.66      $  0.59             $  1.84      $  1.73
Diluted Earnings Per Common Share                  $  0.66      $  0.59             $  1.84      $  1.73

The accompanying notes are an integral part of these consolidated financial statements.


                         Merchants Bancshares, Inc.
               Consolidated Statements of Comprehensive Income
                                  Unaudited


                                                            Three Months Ended       Nine Months Ended
                                                               September 30,           September 30,
(In thousands)                                               2000        1999        2000        1999
------------------------------------------------------------------------------------------------------

Net Income as Reported                                      $2,777      $2,601      $7,800      $7,589
Change in Net Unrealized Appreciation (Depreciation)
 of Securities, Net of Tax                                     524         557         337        (845)
------------------------------------------------------------------------------------------------------
Comprehensive Income Before Transfers
 From Available for Sale to Held to Maturity                 3,301       3,158       8,137       6,744
Impact of transfer of Securities from Available
 for Sale to Held to Maturity                                   22        (648)         69        (650)
------------------------------------------------------------------------------------------------------
Comprehensive Income                                        $3,323      $2,510      $8,206      $6,094
======================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.


                         Merchants Bancshares, Inc.
         Consolidated Statements of Changes in Stockholders' Equity
                  For the Year Ended December 31, 1999 and
              the Nine Months ended September 30, 2000 and 1999
                                  Unaudited

                                                                                                      Net Unrealized
                                                                                                       Appreciation
                                                   Capital in                            Deferred     (Depreciation)
                                          Common   Excess of    Retained    Treasury   Compensation   of Investment
(In thousands)                            Stock    Par Value    Earnings     Stock     Arrangements     Securities    Total
--------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1998                 $44      $33,073     $28,308     $(3,133)      $2,166         $   371     $60,829
  Net Income                                --           --       7,589          --           --              --       7,589
  Purchase of Treasury Stock                --           --          --      (1,127)          --              --      (1,127)
  Issuance of Stock under Deferred
   Compensation Arrangements                --           --          --          31          (31)             --          --
  Dividends Paid                            --           --      (2,504)         --           --              --      (2,504)
  Deferred Compensation
   Arrangements                             --           --          --          --          190              --         190
  Unearned Compensation --
   Restricted Stock Awards                  --           --          --          --           (8)             --          (8)
  Change in Net Unrealized
   Appreciation (Depreciation) of
   Securities Available for Sale,
   Net of Tax                               --           --          --          --           --            (845)       (845)
  Change in Net Unrealized
   Appreciation of Securities
   Transferred to the Held to
   Maturity Portfolio, Net of Tax           --           --          --          --           --            (650)       (650)
----------------------------------------------------------------------------------------------------------------------------

Balance September 30, 1999                  44       33,073      33,393      (4,229)       2,317          (1,124)     63,474
  Net Income                                --           --       2,861          --           --              --       2,861
  Purchase of Treasury Stock                --           --          --        (493)          --              --        (493)
  Issuance of Stock under Employee
   Stock Option Plans                       --           (1)         --          23           --              --          22
  Dividends Paid                            --           --        (886)         --           --              --        (886)
  Deferred Compensation Arrangements        --           --          --          --           61              --          61
  Unearned Compensation --
   Restricted Stock Awards                  --           --          --          --           (6)             --          (6)
  Change in Net Unrealized
   Appreciation (Depreciation) of
   Securities Available for Sale,
   Net of Tax                               --           --          --          --           --            (322)       (322)
  Effect of transfers of Securities
   Available for sale to the Held to
   Maturity Portfolio, Net of Tax           --           --          --          --           --            (665)       (665)
  Change in Net Unrealized
   Appreciation of Securities
   Transferred to the Held to
   Maturity Portfolio, Net of Tax           --           --          --          --           --             690         690
----------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1999                  44       33,072      35,368      (4,699)       2,372          (1,421)     64,736
  Net Income                                --           --       7,800          --           --              --       7,800
  Purchase of Treasury Stock                --           --          --      (3,341)          --              --      (3,341)
  Issuance of Stock under
   Deferred Compensation Arrangements       --           --          --          50          (50)             --          --
  Dividends Paid                            --           --      (2,671)         --           --              --      (2,671)
  Deferred Compensation Arrangements        --           --          --          --          179              --         179
  Unearned Compensation --
   Restricted Stock Awards                  --           --          --          --           (8)             --          (8)
  Change in Net Unrealized
   Appreciation (Depreciation) of
   Securities Available for Sale,
   Net of Tax                               --           --          --          --           --             337         337
   Change in Net Unrealized
   Appreciation of Securities
   Transferred to the Held to
   Maturity Portfolio, Net of Tax           --           --          --          --           --              69          69
----------------------------------------------------------------------------------------------------------------------------

Balance, September 30, 2000                $44      $33,072     $40,497     $(7,990)      $2,493         $(1,015)    $67,101

The accompanying notes are an integral part of these consolidated financial statements.


                         Merchants Bancshares, Inc.
                    Consolidated Statement of Cash Flows
                                  Unaudited

For the nine months ended September 30,                                     2000          1999
-----------------------------------------------------------------------------------------------
(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                               $  7,800      $  7,589
Adjustments to Reconcile Net Income to Net Cash
  Provided by Operating Activities:
    Provision for Possible Loan Losses                                       (542)         (134)
    Provision for Depreciation and Amortization                             1,998         1,862
    Net Gains on Sales of Investment Securities                                (1)           --
    Net Gains on Sales of Loans and Leases                                     (6)           --
    Net Losses on Sales of Premises and Equipment                              37           148
    Net Gains on Sales of Other Real Estate Owned                              (7)         (330)
    Equity in Losses of Real Estate Limited Partnerships                      443           396
  Changes in Assets and Liabilities:
    Increase in Interest Receivable                                          (421)         (336)
    Increase (Decrease) in Interest Payable                                    46          (501)
    Decrease (Increase) in Other Assets                                     4,740          (596)
    Increase (Decrease) in Other Liabilities                                1,705        (1,556)
-----------------------------------------------------------------------------------------------
      Net Cash Provided by Operating Activities                            15,792         6,542
-----------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from Sales of Investment Securities Available for Sale         8,998            --
    Proceeds from Maturities of Securities Available for Sale               9,495         9,507
    Proceeds from Maturities of Securities Held to Maturity                 7,556        21,894
    Purchases of Available for Sale Investment Securities                 (32,383)      (23,303)
    Purchases of Held to Maturity Investment Securities                    (2,487)      (21,919)
    Loan Originations in Excess of Principal Repayments                   (25,256)      (20,595)
    Proceeds from Sales of Loans and Leases                                 1,191            --
    Purchases of Federal Home Loan Bank Stock                                (411)         (468)
    Proceeds from Sales of Other Real Estate Owned                              7           947
    Investments in Real Estate Limited Partnerships                          (440)         (416)
    Purchases of Premises and Equipment                                    (1,527)         (694)
-----------------------------------------------------------------------------------------------
      Net Cash Used in Investing Activities                               (35,257)      (35,047)
-----------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net Increase in Deposits                                               54,182        27,414
    Net Increase (Decrease) in Other Borrowed Funds                        (7,404)        3,717
    Principal Payments on Debt                                             (5,068)          (35)
    Cash Dividends Paid                                                    (2,671)       (2,504)
    Acquisition of Treasury Stock                                          (3,291)       (1,104)
-----------------------------------------------------------------------------------------------
      Net Cash Provided by Financing Activities                            35,748        27,488
-----------------------------------------------------------------------------------------------

Increase (Decrease) in Cash and Cash Equivalents                           16,283        (1,017)
Cash and Cash Equivalents Beginning of Year                                23,746        30,528
-----------------------------------------------------------------------------------------------
Cash and Cash Equivalents End of Period                                  $ 40,029      $ 29,511
===============================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Total Interest Payments                                                $ 16,709      $ 14,115
  Total Income Tax Payments                                                    --         3,800
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
  Distribution of Stock Under Deferred Compensation Arrangements               50            31

The accompanying notes are an integral part of these consolidated financial statements.


                         MERCHANTS BANCSHARES, INC.
                             SEPTEMBER 30, 2000

NOTES TO FINANCIAL STATEMENTS:
See the Form 10-K filed as of December 31, 1999, for additional information.

NOTE 1: RECENT ACCOUNTING DEVELOPMENTS

The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137 and SFAS No.
138. This statement establishes standards for reporting and accounting for derivative instruments ("derivatives") and hedging activities. The statement requires that derivatives be reported as assets or liabilities in the Consolidated Balance Sheets and that derivatives be reported at fair value. The statement establishes criteria for accounting for changes in the fair value of derivatives based on the intended use of the derivatives. The statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Based on Merchants Bank's (the Bank's) current use of derivatives Merchants Bancshares, Inc. (the Company) does not expect the adoption of SFAS No. 133, as amended, to have a material impact on the Company's financial position or results of operations.

NOTE 2: EARNINGS PER SHARE
The following table presents a reconciliation of the calculations of basic and diluted earnings per share for the quarter and nine-months ended September 30, 2000:


                                                     Net                                 Per Share
      Quarter Ended September 30, 2000              Income            Shares              Amount
      --------------------------------              ------            ------             ---------
                                                    (In thousands except share and per share data)

      Basic Earnings Per Common Share:
        Income Available to Common
         Shareholders                               $2,777           4,185,313             $0.66
      Diluted Earnings Per Common Share:
         Options issued to Executives                   --               4,489
         Income available to Common Shareholders
          Plus Assumed Conversions                  $2,777           4,189,802             $0.66


                                                     Net                                 Per Share
      Nine Months Ended September 30, 2000          Income            Shares              Amount
      ------------------------------------          ------            ------             ---------
                                                    (In thousands except share and per share data)

      Basic Earnings Per Common Share:
        Income Available to Common
         Shareholders                               $7,800           4,244,241             $1.84
        Diluted Earnings Per Common Share:
          Options issued to Executives                  --               3,908
          Income available to Common Shareholders
           Plus Assumed Conversions                 $7,800           4,248,149             $1.84

Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the quarter. The computation of diluted earnings per share for the quarter and nine months ended September 30, 2000, excludes the effect of assuming the exercise of certain outstanding stock options because the effect would be anti-dilutive. As of September 30, 2000, there were 210,344 of such options outstanding with exercise prices ranging from $20.438 to $30.500.

NOTE 3: STOCK REPURCHASE PROGRAM
On April 20, 2000, the Company announced that its Board of Directors had decided to rescind the existing stock repurchase plan. The Board adopted a new stock repurchase program, which authorized the Company to repurchase, through April 2001, up to 200 thousand shares of its own securities. Under the repurchase plan the stock may be purchased from time to time, subject to prevailing market conditions. Purchases are to be made on the open market and funded from available cash. The Company purchased 83 thousand of its own shares at a total cost of $1.8 million under the former program. The Company had repurchased 110 thousand of its own shares, at a total cost of $2.2 million, under the new repurchase program, as of October 31, 2000.

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

On March 25, 1999, Merchants Trust Company received, as trustee, a recovery of $4.8 million on account of settlement of a 1994 class action suit filed in the United States District Court for the District of Minnesota relating to investments made by the Trust Company and others in the so-called Piper Jaffray Institutional Government Income Portfolio ("Piper Jaffray"). In the first quarter of 1999, the Company realized $1.3 million as the result of that payment. During the third quarter of 1999, the Trust Company disbursed the amount received, partly to itself and the balance in accordance with instructions provided by the Company's insurance carrier pursuant to an agreement made with the carrier in December, 1994, in each case in partial reimbursement of payments made by the Trust Company and the carrier in 1994, totaling an aggregate of approximately $9.2 million, on account of losses suffered by Trust Company customers on Piper Jaffray investments.

On March 22, 2000, lawyers representing the beneficiaries of two Trust Company accounts filed an action in Chittenden, Vermont Superior Court against Merchants Bancshares and others, asserting that their clients and others similarly situated were not fully reimbursed for damages allegedly suffered in connection with certain investments made by Merchants Trust Company in Piper Jaffray during 1993 and 1994, and complaining, among other matters, that the disbursement described in the immediately-preceding paragraph was improper. The Complaint asserts, among other matters, that the Trust Company and others violated the Vermont Consumer Fraud Act, were negligent and made negligent misrepresentations, and breached duties of trust. The Complaint seeks certification of the action as a class action, unspecified damages, and other relief. The litigation is at an early stage. While it is not possible to predict its outcome, the Company believes full reimbursement of any Piper Jaffray losses was provided, that such disbursement was proper, that class certification is inappropriate, and that the claims for relief lack merit.

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



                         MERCHANTS BANCSHARES, INC.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All adjustments necessary for a fair statement of the three and nine months ended September 30, 2000 and 1999, have been included in the financial statements. The information was prepared from the unaudited financial statements of Merchants Bancshares, Inc. (the Company) and its subsidiaries, Merchants Bank (the Bank) and Merchants Properties, Inc.

OVERVIEW
Merchants Bancshares, Inc. earned net income of $2.78 million, or basic and diluted earnings per share of $.66 for the quarter ended September 30, 2000, compared to $2.60 million, or basic and diluted earnings per share of $.59 for the same period a year earlier. The return on average assets and return on average equity for the third quarter of 2000 were 1.51% and 16.89%, respectively, compared to 1.58% and 16.58% for the third quarter of 1999. The Company earned net income of $7.80 million, or basic and diluted earnings per share of $1.84 for the nine months ended September 30, 2000, compared to $7.59 million, or basic and diluted earnings per share of $1.73 for the same period in 1999. The return on average assets and return on average equity for the nine months ended September 30, 2000 were 1.44% and 16.03%, respectively.

RESULTS OF OPERATIONS
Net Interest Income: Net interest income for the first nine months of 2000 was $24.7 million, compared to $22.5 million for the first nine months of 1999. The Bank has continued to experience margin compression resulting from the interest rate environment during 2000. Many of the Bank's deposits are priced at the short end of the yield curve, which has increased by 50-75 basis points over the course of 2000. At the same time the Bank's interest earning assets are generally priced out toward the longer end of the curve, which has decreased 40-70 basis points over the course of the year. The Bank's net interest margin has decreased by 19 basis points from the quarter ended September 30, 1999, to the quarter ended September 30, 2000, and has decreased by 13 basis points for the comparable nine month periods. The increase in net interest income is a result of higher levels of average earning assets, which helped to offset the decline in the spread and the margin. The Bank's average interest earning assets were $75 million higher for the first nine months of 2000 than they were for the first nine months of 1999 and were $76 million higher for the third quarter of 2000 compared to the third quarter of 1999. At the same time, the Bank's interest bearing liabilities were $67 million higher for the first nine months of 2000 compared to the same period in 1999, and were $64 million higher for the third quarter of 2000 compared to 1999. The Bank's average yield on interest earning assets increased 23 basis points and 13 basis points for the quarter and nine months ended September 30, 2000, compared to the same periods in 1999; while the cost of funds for the same periods has increased by 50 basis points and 28 basis points, respectively. These changes have resulted in a decrease in the interest rate spread of 27 basis points when comparing the quarter ended September 30, 2000, to the same period one year earlier, and 16 basis points when comparing the first nine months of 2000 to the first nine months of 1999. The schedule on pages 12 and 13 shows the yield analysis for the periods reported.

Provision for Loan Losses: The improved asset quality achieved over the last few years continues to be maintained as the portfolio grows in adherence to the strong underwriting standards that have been established. Management's analysis of the reserve adequacy concluded that a provision for possible loan losses was not necessary during the first nine months of 2000. Additionally, the Bank recorded $128 thousand and $542 thousand, respectively, for the quarter and nine months ended September 30, 2000, as a credit loan loss provision. These amounts represent individual recoveries on previous obligations, which were partially charged off. It is the Bank's practice to record significant recoveries as an offset to the loan loss provision in the income statement. See the discussion of Non-Performing Assets on pages 10 to 11 for more information on the loan loss reserve.

Non-interest income: Excluding certain litigation settlement proceeds of $1.3 million received in 1999, non-interest income increased by $760 thousand for the first nine months of 2000 compared to 1999 and by $243 thousand for the third quarter. (For more information on the settlement proceeds see Part II, Item 1, Legal Proceedings.) The increase in noninterest income is primarily a result of increases in the Bank's overdraft revenue and increases in ATM and debit card usage and fees. The increase in overdraft revenue has been partially offset by a decrease in monthly service charge revenue. Monthly service charges decreased by $81 thousand for the first nine months of 2000 compared to 1999, and by $20 thousand for the third quarter; while net overdraft revenue increased by $128 thousand and $501 thousand for the three and nine months ended September 30, 2000. The decrease in monthly service charge revenue is due primarily to the success of the Bank's FreedomLYNX(R) checking account product, which generally charges no monthly fees. Other noninterest income increased by $302 thousand for the first nine months of 2000 compared to 1999, and by $135 thousand for the third quarter, primarily due to increased ATM and debit card transaction volumes and resultant fees.

Non-interest expenses: Total non-interest expenses for the three and nine month periods have increased $490 thousand and $1.45 million over the same periods in 1999. Salaries and wages and Employee benefits have increased by $300 thousand for the quarter and $1.1 million for the first nine months of 2000 compared to 1999. The Bank completed its purchase of its two new locations in Rutland and Bellows Falls, Vermont, during the fourth quarter of 1999, resulting in the addition of 11 new full-time equivalent employees. Additionally, the Bank has experienced higher wage and incentive costs as a result of its successful sales efforts and overall increased profitability of its core activities. Other non-interest expenses increased $187 thousand for the third quarter and $731 thousand for the first nine months of 2000. This increase is primarily attributable to the Bank's amortization of the core deposit intangible created in conjunction with the branch purchase mentioned above. Core Deposit intangible amortization, a component of Other non-interest expenses, increased $107 thousand for the third quarter and $319 thousand for the first nine months of the year. Legal and professional fees have decreased $720 thousand for the first nine months of the year and $345 thousand for the third quarter. The higher amount during 1999 resulted primarily from the timing of expenses incurred by the Bank as it defends itself in certain litigation. For more information on this litigation see
Part II, Item 1, Legal Proceedings.

BALANCE SHEET ANALYSIS
Average deposits for the third quarter of 2000 were $48.5 million higher than during the fourth quarter of 1999. Deposit balances at quarter-end were $54.2 million higher than balances at December 31, 1999. The Bank has continued to see strong and sustained deposit growth over the course of 2000. The Bank's continued focused sales efforts have fueled this growth. Due to the efforts of our sales staff more than 19,000 new FreedomLYNX(R) and MoneyLYNX(TM) deposit accounts were opened during the first nine months of the year.

Total loans, net of loan sales of $1.2 million, have increased $23.6 million for the first nine months of the year. The Bank's commercial loan portfolio increased $5.2 million for the nine months ended September 30. This increase is due to the Bank's continued emphasis on lending to operating businesses and the ramping up of the Bank's CommerceLYNX(TM) program, which is designed to appeal to small businesses. The Bank's commercial mortgage portfolio increased $11.3 million during the first nine months of the year. The Bank also continued to experience growth in its streamlined portfolio mortgage product, ReaLYNX(TM), during the third quarter. Balances grew $3.9 million during the first nine months of the year. Installment loans and Homelines increased by a small amount during the first nine months of the year, a reflection of the current highly competitive environment for these types of credits. The Bank's investment portfolio has grown $9.4 million during 2000 as a portion of the deposit growth has been deployed into the investment portfolio.

In the ordinary course of business, Merchants Bank makes commitments for possible future extensions of credit. On September 30, 2000, the Bank was obligated to fund $8.7 million of standby letters of credit. No losses are anticipated in connection with these commitments.

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

INCOME TAXES
The Company recognized $920 thousand in low income housing tax credits for the first nine months of 2000 and $1.1 million for the same period in 1999, representing the amount of the income tax credits earned during those quarters. The recognition of low income housing tax credits has reduced the Company's effective tax rate to 25% for the nine months ended September 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity, as it pertains to banking, can be defined as the ability to generate cash in the most economical way to satisfy loan demand, deposit withdrawal demand, and to meet other business opportunities, which require cash. The Bank has a number of sources of liquid funds; including $25 million in available Federal Funds lines of credit at September 30, 2000; an overnight line of credit with the Federal Home Loan Bank (FHLB) of $15 million; an estimated additional borrowing capacity with FHLB of $100 million; and the ability to borrow through the use of repurchase agreements, collateralized by the Bank's investments, with certain approved counterparties.

NON-PERFORMING ASSETS AND THE RESERVE FOR POSSIBLE LOAN LOSSES
--------------------------------------------------------------

The following tables summarize the Bank's non-performing assets as of September 30, 2000, December 31, 1999, and September 30, 1999:

  (In thousands)                        September 30, 2000    December 31, 1999    September 30, 1999
  --------------                        ------------------    -----------------    ------------------

  Nonaccrual Loans                            $3,261               $2,800                $2,021
  Loans Past Due 90 Days or More and
   Still Accruing                                 93                  199                    24
  Restructured Loans                             217                  689                   703
                                              -------------------------------------------------
  Total Non-performing Loans (NPL)             3,571                3,688                 2,748
  Other Real Estate Owned                        444                  133                    28
                                              -------------------------------------------------
  Total Non-performing Assets (NPA)           $4,015               $3,821                $2,776
                                              =================================================

Note: Included in nonaccrual loans are certain loans whose terms have been substantially modified in troubled debt restructuring.

Discussion of events affecting NPA: Significant events affecting the categories of NPA are discussed below:

Nonaccrual Loans:
-----------------
      During the third quarter of 2000 approximately $600 thousand in reductions to nonaccrual loans were offset in part by approximately $1.9 million of additions. Of the reported increase $1.6 million was concentrated in one commercial account. The $1.6 million addition is attributable to an assisted living facility located in southern Vermont. Lease up on the facility has been slower than expected. At present the loan appears to be well secured.

Loans Past Due 90 Days:
-----------------------
      Loans past due 90 days increased $23 thousand in the third quarter, after dropping $53 thousand in the quarter ended June 30, 2000.

Restructured Loans:
-------------------
      There was a net decrease of $93 thousand in restructured loans during the third quarter of 2000 primarily attributable to the transfer of one loan to nonaccrual and scheduled amortization of loan balances.

Other Real Estate Owned:
------------------------
      During the third quarter Other Real Estate Owned ("OREO") increased $272 thousand. The increase was primarily attributable to the transfer of the Bank's branch building located in Bellows Falls, Vermont, to OREO, which resulted from management's decision to sell, and lease back the branch area of, the building.

The reserve for possible loan losses is based on management's estimate of the amount required to reflect the risks in the loan portfolio, based on circumstances and conditions at each reporting date. Merchants Bank reviews the adequacy of the Reserve for Possible Loan Losses ("RPLL") at least quarterly. Factors considered in evaluating the adequacy of the reserve include previous loss experience, current economic conditions and their effect on the borrowers, the performance of individual loans in relation to contract terms and estimated fair values of properties to be foreclosed. The method used in determining the amount of the RPLL is not based on maintaining a specific percentage of RPLL to total loans or total nonperforming assets. Rather, the methodology is a comprehensive analytical process of assessing the credit risk inherent in the loan portfolio. This assessment incorporates a broad range of factors, which indicate both general, and specific credit risk, as well as a consistent methodology for quantifying probable credit losses. Losses are charged against the RPLL when management believes that the collectibility of principal is doubtful. To the extent management determines the level of anticipated losses in the portfolio have significantly increased or diminished, the RPLL is adjusted through current earnings. As part of the Bank's analysis of specific credit risk, detailed and extensive reviews are done on larger credits and problematic credits identified on the watched asset list, nonperforming asset listings and internal credit rating reports. Loans deemed impaired at September 30, 2000, totaled $2.9 million, of this total $2.6 million are included as non-performing assets in the table above. Impaired loans have been allocated $479 thousand of the RPLL.

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

The following table reflects the Bank's non-performing asset and coverage ratios as of September 30, 2000, December 31, 1999, and September 30, 1999:


                                            September 30, 2000    December 31, 1999    September 30, 1999
                                            ------------------    -----------------    ------------------

  Percentage of Non-performing Loans
   to Total Loans                                 0.74%                 0.81%                0.64%
  Percentage of Non-performing Assets
   to Total Loans plus Other Real Estate
   Owned                                          0.84%                 0.84%                0.65%
  Percentage of RPLL to Total Loans               2.21%                 2.47%                2.66%
  Percentage of RPLL to NPL                        295%                  303%                413%
  Percentage of RPLL to NPA                        262%                  293%                409%

Management considers the balance of the RPLL adequate at September 30, 2000. Management's assessment of the adequacy of the RPLL concluded that a provision was not necessary during the third quarter of 2000.


                         Merchants Bancshares, Inc.
                          Supplemental Information
                                  Unaudited

                                                                             Three Months Ended
                                                  -----------------------------------------------------------------------
(In thousands except share and per share data)            September 30, 2000                    September 30, 1999
                                                                Interest                              Interest
                                                  Average       Income/     Average     Average       Income/     Average
(Fully Taxable Equivalent)                        Balance       Expense      Rate       Balance       Expense      Rate
                                                  ---------------------------------     ---------------------------------

INTEREST EARNING ASSETS
  Loans (1)                                       $474,066      $10,626      8.92%      $425,230      $ 9,326      8.70%
  Taxable Investments                              213,041        3,569      6.66%       185,648        2,992      6.39%
  Federal Funds Sold and Securities Purchased
      Under Agreements to Resell                     2,417           40      6.58%         3,307           42      5.04%
                                                  -------------------------------       -------------------------------
Total Interest Earning Assets                     $689,524      $14,235      8.21%      $614,185      $12,360      7.98%
                                                  ===============================       ===============================

INTEREST BEARING LIABILITIES
  Savings, NOW and Money Market Deposits          $400,974       $3,605      3.58%      $346,892      $ 2,555      2.92%
  Time Deposits                                    163,509        2,142      5.21%       147,825        1,815      4.87%
                                                  -------------------------------       -------------------------------
      Total Savings and Time Deposits              564,483        5,747      4.05%       494,717        4,370      3.50%

  Federal Funds Purchased                            1,183           20      6.73%           932           13      5.53%
  Other Borrowed Funds                               3,584           58      6.44%         5,192           67      5.08%
  Debt (2)                                           1,537           14      3.62%         6,637          117      6.99%
                                                  -------------------------------       -------------------------------
Total Interest Bearing Liabilities                 570,787        5,839      4.07%       507,478        4,567      3.57%

Other Liabilities & Stockholders' Equity
  (Net of Non-Interest Earning Assets)             118,737                               106,707
                                                  --------                              --------

Total Liabilities & Stockholders' Equity
  (Net of Non-Interest Earning Assets)            $689,524                              $614,185
                                                  ========                              ========

Rate Spread                                                                  4.14%                                 4.41%
                                                                             ====                                  ====

Net Yield on Interest Earning Assets                                         4.84%                                 5.03%
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


                         Merchants Bancshares, Inc.
                          Supplemental Information
                                  Unaudited

                                                                              Nine Months Ended
                                                  -----------------------------------------------------------------------
(In thousands except share and per share data)            September 30, 2000                    September 30, 1999
                                                                Interest                              Interest
                                                  Average       Income/     Average     Average       Income/     Average
(Fully Taxable Equivalent)                        Balance       Expense      Rate       Balance       Expense      Rate
                                                  ---------------------------------     ---------------------------------


INTEREST EARNING ASSETS
  Loans (1)                                       $465,206      $30,801      8.84%      $416,966      $27,311      8.76%
  Taxable Investments                              209,189       10,439      6.67%       183,118        8,791      6.42%
  Federal Funds Sold and Securities Purchased
   Under Agreements to Resell                        3,085          142      6.15%         2,012           73      4.85%
                                                  -------------------------------       -------------------------------
Total Interest Earning Assets                     $677,480      $41,382      8.16%      $602,096      $36,175      8.03%
                                                  ===============================       ===============================

INTEREST BEARING LIABILITIES
  Savings, NOW and Money Market Deposits          $389,078      $10,028      3.44%      $330,535      $ 7,313      2.96%
  Time Deposits                                    161,523        6,092      5.04%       149,025        5,578      5.00%
                                                  -------------------------------       -------------------------------
      Total Savings and Time Deposits              550,601       16,120      3.91%       479,560       12,891      3.59%

  Federal Funds Purchased                            1,038           50      6.43%         1,499           58      5.17%
  Other Borrowed Funds                               8,756          400      6.10%         8,530          315      4.94%
  Debt (2)                                           2,240           81      4.83%         6,655          350      7.04%
                                                  -------------------------------       -------------------------------
Total Interest Bearing Liabilities                 562,635       16,651      3.95%       496,244       13,614      3.67%

Other Liabilities & Stockholders' Equity
  (Net of Non-Interest Earning Assets)             114,845                               105,852
                                                  --------                              --------

Total Liabilities & Stockholders' Equity
  (Net of Non-Interest Earning Assets)            $677,480                              $602,096
                                                  ========                              ========

Rate Spread                                                                  4.21%                                 4.37%
                                                                             ====                                  ====

Net Yield on Interest Earning Assets                                         4.88%                                 5.01%
                                                                             ====                                  ====

--------------------
<F1>  Includes principal balance of non-accrual loans and fees on loans.
<F2>  Excludes prepayment fee of $102 related to the early repayment of certain long-term debt.


                         MERCHANTS BANCSHARES, INC.
                             SEPTEMBER 30, 2000


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

On March 25, 1999, Merchants Trust Company received, as trustee, a recovery of $4.8 million on account of settlement of a 1994 class action suit filed in the United States District Court for the District of Minnesota relating to investments made by the Trust Company and others in the so-called Piper Jaffray Institutional Government Income Portfolio ("Piper Jaffray"). In the first quarter of 1999, the Company realized $1.3 million as the result of that payment. During the third quarter of 1999, the Trust Company disbursed the amount received, partly to itself and the balance in accordance with instructions provided by the Company's insurance carrier pursuant to an agreement made with the carrier in December, 1994, in each case in partial reimbursement of payments made by the Trust Company and the carrier in 1994, totaling an aggregate of approximately $9.2 million, on account of losses suffered by Trust Company customers on Piper Jaffray investments.

On March 22, 2000, lawyers representing the beneficiaries of two Trust Company accounts filed an action in Chittenden, Vermont Superior Court against Merchants Bancshares and others, asserting that their clients and others similarly situated were not fully reimbursed for damages allegedly suffered in connection with certain investments made by Merchants Trust Company in Piper Jaffray during 1993 and 1994, and complaining, among other matters, that the disbursement described in the immediately-preceding paragraph was improper. The Complaint asserts, among other matters, that the Trust Company and others violated the Vermont Consumer Fraud Act, were negligent and made negligent misrepresentations, and breached duties of trust. The Complaint seeks certification of the action as a class action, unspecified damages, and other relief. The litigation is at an early stage. While it is not possible to predict its outcome, the Company believes full reimbursement of any Piper Jaffray losses was provided, that such disbursement was proper, that class certification is inappropriate, and that the claims for relief lack merit.

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

                             SEPTEMBER 30, 2000

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


                                       Merchants Bancshares, Inc.


                                       /s/ Joseph L. Boutin
                                       --------------------
                                       Joseph L. Boutin, President


                                       /s/ Janet P. Spitler
                                       --------------------
                                       Janet P. Spitler, Treasurer

                                       November 10, 2000
                                       -----------------
                                       Date