Form 10-K
period 2000-12-31
MERCHANTS BANCSHARES INC
filed 2001-03-28
CIK 726517

===========================================================================

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                  FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                       COMMISSION FILE NUMBER 0-11595

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

            Title of Class: Common Stock (Par Value $.01 a share)
          Name of Exchange on which listed: NASDAQ National Market

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

               [ ] Contained herein  [X] Not contained herein

The aggregate market value of the voting stock held by non-affiliates is $111,607,253 as computed using the average bid and asked prices of stock, as of March 9, 2001.

The number of shares outstanding for each of the registrant's classes of common stock, as of March 9, 2001, is:
                Class: Common stock, par value $.01 per share
                        Outstanding: 4,095,679 shares

                     DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement to Shareholders for the year ended December 31, 2000, are incorporated herein by reference to Part III.

===========================================================================

                              TABLE OF CONTENTS

                                                                     Page

Independent Auditors' Report                                           3


Consolidated Balance Sheets                                            4


Consolidated Statements of Operations                                  5


Consolidated Statements of Comprehensive Income                        6


Consolidated Statements of Changes in Stockholders' Equity             7


Consolidated Statements of Cash Flows                                  8


Notes to Consolidated Financial Statements                             9


Summary of Unaudited Quarterly Financial Information                  30


Management's Discussion and Analysis of Financial Condition and
 Results of Operations                                                33


Form 10-K                                                             49


Five Year Selected Financial Data                                     58


Signatures                                                            62


                      ARTHUR ANDERSEN LLP [LETTERHEAD]


                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of Merchants Bancshares, Inc.:

We have audited the consolidated balance sheets of Merchants Bancshares, Inc. and subsidiaries of December 31, 2000 and 1999 and the related consolidated statements of income, comprehensive income, stockholder's equity and cash flows for each of the three years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Merchants Bancshares, Inc. and subsidiaries as of December 31, 2000 and 1999 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.


/s/ Arthur Andersen LLP


Boston, Massachusetts
January 17, 2001


                         Merchants Bancshares, Inc.
                         Consolidated Balance Sheets


                                                                        December 31,    December 31,
(In thousands except share and per share data)                              2000            1999
----------------------------------------------------------------------------------------------------
ASSETS
  Cash and Due from Banks                                                 $ 34,192        $ 23,746
  Investments:
    Debt Securities Available for Sale                                      90,110          72,229
    Debt Securities Held to Maturity                                       118,872         126,281
     (Fair Value of $119,355 and $122,305)
    Trading Securities                                                       1,077           1,075
----------------------------------------------------------------------------------------------------
      Total Investments                                                    210,059         199,585
----------------------------------------------------------------------------------------------------
  Loans                                                                    478,489         453,692
  Reserve for Possible Loan Losses                                          10,494          11,189
----------------------------------------------------------------------------------------------------
      Net Loans                                                            467,995         442,503
----------------------------------------------------------------------------------------------------
  Federal Home Loan Bank Stock                                               3,362           2,951
  Federal Funds Sold                                                         2,700               -
  Bank Premises and Equipment, Net                                          12,530          13,175
  Investment in Real Estate Limited Partnerships                             2,977           2,751
  Other Real Estate Owned                                                      377             133
  Other Assets                                                              12,155          16,519
----------------------------------------------------------------------------------------------------
      Total Assets                                                        $746,347        $701,363
----------------------------------------------------------------------------------------------------

LIABILITIES
  Deposits:
    Demand                                                                $ 91,417        $ 86,160
    Savings, NOW and Money Market Accounts                                 408,904         369,929
    Time Deposits $100 thousand and Greater                                 26,257          25,590
    Other Time                                                             136,535         131,564
----------------------------------------------------------------------------------------------------
      Total Deposits                                                       663,113         613,243
----------------------------------------------------------------------------------------------------
  Demand Note Due U.S. Treasury                                              2,816           4,000
  Other Short-Term Borrowings                                                3,000           7,000
  Other Liabilities                                                          8,668           6,013
  Long-Term Debt                                                             1,300           6,371
----------------------------------------------------------------------------------------------------
      Total Liabilities                                                    678,897         636,627
----------------------------------------------------------------------------------------------------
Commitments and Contingencies (Note 13)
STOCKHOLDERS' EQUITY
  Preferred Stock Class A Non-Voting Authorized-200,000, Outstanding 0           -               -
  Preferred Stock Class B Voting Authorized-1,500,000, Outstanding 0             -               -
  Common Stock, $.01 Par Value                                                  44              44
    Shares Authorized               7,500,000
    Outstanding,  Current Period    3,942,331
                  Prior Period      4,194,810
  Capital in Excess of Par Value                                            33,076          33,072
  Retained Earnings                                                         41,902          35,368
  Treasury Stock (At Cost)                                                 (10,124)         (4,699)
                  Current Period      492,289
                  Prior Period        239,810
  Deferred Compensation Arrangements                                         2,575           2,372
  Unrealized losses on Debt Securities Available for Sale, Net                 (23)         (1,421)
----------------------------------------------------------------------------------------------------
      Total Stockholders' Equity                                            67,450          64,736
----------------------------------------------------------------------------------------------------
      Total Liabilities and Stockholders' Equity                          $746,347        $701,363
====================================================================================================


               The accompanying notes are an integral part of
                  these consolidated financial statements.


                         Merchants Bancshares, Inc.
                    Consolidated Statements of Operations


                                                                   Years Ended December 31,
(In thousands except per share data)                             2000       1999       1998
---------------------------------------------------------------------------------------------
INTEREST AND DIVIDEND INCOME:
  Interest and Fees on Loans                                    $41,556    $37,119    $36,796
  Interest and Dividends on Investments:
    U.S. Treasury and Agency Obligations                         11,806     10,627     10,728
    Other                                                         2,436      1,475        499
---------------------------------------------------------------------------------------------
Total Interest and Dividend Income                               55,798     49,221     48,023
---------------------------------------------------------------------------------------------
INTEREST EXPENSE:
  Savings, NOW and Money Market Accounts                         13,700     10,171      9,175
  Time Deposits $100 Thousand and Greater                         1,681      1,418      1,566
  Other Time Deposits                                             6,634      6,034      7,007
  Other Borrowed Funds                                              511        536        322
  Long-Term Debt                                                    197        468        460
---------------------------------------------------------------------------------------------
Total Interest Expense                                           22,723     18,627     18,530
---------------------------------------------------------------------------------------------
Net Interest Income                                              33,075     30,594     29,493
  Provision for Possible Loan Losses                               (622)      (388)    (1,737)
---------------------------------------------------------------------------------------------
Net Interest Income after Provision for Possible Loan Losses     33,697     30,982     31,230
---------------------------------------------------------------------------------------------
NONINTEREST INCOME:
  Trust Company Income                                            1,772      1,802      1,790
  Service Charges on Deposits                                     3,627      3,024      2,756
  Settlement Proceeds                                                 -      1,326        120
  Gains on Sale of Investment Securities, Net                         1          -         44
  Other                                                           1,667      1,221      1,344
---------------------------------------------------------------------------------------------
Total Noninterest Income                                          7,067      7,373      6,054
---------------------------------------------------------------------------------------------
NONINTEREST EXPENSES:
  Salaries and Wages                                             10,774      9,812      9,434
  Employee Benefits                                               2,678      2,314      2,036
  Occupancy Expense, Net                                          2,206      2,212      1,974
  Equipment Expense                                               2,581      2,320      2,593
  Legal and Professional Fees                                     1,157      1,780      2,447
  Marketing                                                       1,120      1,151        957
  Equity in Losses of Real Estate Limited Partnerships              600        562        379
  Losses (Gains) on and Writedowns of
   Other Real Estate Owned, Net                                      63        (13)       225
  Other                                                           5,515      4,612      4,169
---------------------------------------------------------------------------------------------
Total Noninterest Expenses                                       26,694     24,750     24,214
---------------------------------------------------------------------------------------------
Income Before Provision for Income Taxes                         14,070     13,605     13,070
Provision for Income Taxes                                        3,537      3,155      3,248
---------------------------------------------------------------------------------------------
NET INCOME                                                      $10,533    $10,450    $ 9,822
=============================================================================================

BASIC EARNINGS PER COMMON SHARE                                 $  2.50    $  2.39    $  2.22
DILUTED EARNINGS PER COMMON SHARE                                  2.49       2.39       2.21


               The accompanying notes are an integral part of
                  these consolidated financial statements.


                         Merchants Bancshares, Inc.
               Consolidated Statements of Comprehensive Income


                                                                       Twelve Months Ended
                                                                           December 31,
(In thousands)                                                     2000       1999       1998
-----------------------------------------------------------------------------------------------
Net Income as Reported                                            $10,533    $10,450    $ 9,822
Change in Net Unrealized Appreciation (Depreciation)
 of Securities, Net of Tax                                          1,305     (1,167)        40
Less: Reclassification Adjustments for Securities
 Gains Included in Net Income, Net of Tax                               -          -         29
-----------------------------------------------------------------------------------------------
Comprehensive Income Before Transfers from Available
 for Sale to Held to Maturity                                      11,838      9,283      9,833
Impact of transfer from Available for Sale to Held to Maturity         93       (625)        (2)
-----------------------------------------------------------------------------------------------
Comprehensive Income                                              $11,931    $ 8,658    $ 9,831
===============================================================================================


               The accompanying notes are an integral part of
                  these consolidated financial statements.


                         Merchants Bancshares, Inc.
         Consolidated Statements of Changes in Stockholders' Equity
      For Each of the Three Years in the Period Ended December 31, 2000


                                                                                                       Net Unrealized
                                                                                                        Appreciation
                                                 Capital in                              Deferred      (Depreciation)
                                       Common    Excess of    Retained    Treasury     Compensation    of Investment
(In thousands)                         Stock     Par Value    Earnings     Stock       Arrangements      Securities       Total
--------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997              $44       $33,223     $21,537     $ (2,220)      $  (10)           $  362        $52,936
  Net Income                              -             -       9,822            -            -                 -          9,822
  Purchase of Treasury Stock              -             -           -       (1,420)           -                 -         (1,420)
  Issuance of Stock under
   Employee Stock Option Plans            -          (210)          -          374            -                 -            164
  Tax Benefit Related to Stock
   Option Exercises                       -            60           -            -            -                 -             60
  Issuance of Stock under Deferred
   Compensation Arrangements              -             -           -          133            -                 -            133
  Dividends Paid                          -             -      (3,051)           -            -                 -         (3,051)
  Unearned Compensation -
   Restricted Stock Awards                -             -           -            -          (20)                -            (20)
  Deferred Compensation Arrangements      -             -           -            -        2,196                 -          2,196
  Change in Net Unrealized
   Appreciation (Depreciation) of
   Securities Available for Sale,
   Net of Tax                             -             -           -            -            -                11             11
  Change in Net Unrealized
   Appreciation of Securities
   Transferred to the Held to
   Maturity Portfolio, Net of Tax         -             -           -            -            -                (2)            (2)
--------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998               44        33,073      28,308       (3,133)       2,166               371         60,829
  Net Income                              -             -      10,450            -            -                 -         10,450
  Purchase of Treasury Stock              -             -           -       (1,620)           -                 -         (1,620)
  Issuance of Stock under
   Employee Stock Option Plans            -            (1)          -           23            -                 -             22
  Issuance of Stock under Deferred
   Compensation Arrangements              -             -           -           31          (31)                -              -
  Dividends Paid                          -             -      (3,390)           -            -                 -         (3,390)
  Unearned Compensation -
   Restricted Stock Awards                -             -           -            -          (14)                -            (14)
  Deferred Compensation Arrangements      -             -           -            -          251                 -            251
  Change in Net Unrealized
   Appreciation (Depreciation) of
   Securities Available for Sale,
   Net of Tax                             -             -           -            -            -            (1,167)        (1,167)
  Effect of transfers of Securities
   Available for Sale to the Held to
   Maturity Portfolio, Net of Tax         -             -           -            -            -              (665)          (665)
  Change in Net Unrealized
   Appreciation of Securities
   Transferred to the Held to
   Maturity Portfolio, Net of Tax         -             -           -            -            -                40             40
--------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999               44        33,072      35,368       (4,699)       2,372            (1,421)        64,736
  Net Income                              -             -      10,533            -            -                 -         10,533
  Purchase of Treasury Stock              -             -           -       (5,777)           -                 -         (5,777)
  Sale of Treasury Stock                  -             4           -          302            -                 -            306
  Issuance of Stock under Deferred
   Compensation Arrangements              -             -           -           50          (50)                -              -
  Dividends Paid                          -             -      (3,999)           -            -                 -         (3,999)
  Unearned Compensation -
   Restricted Stock Awards                -             -           -            -           (6)                -             (6)
  Deferred Compensation Arrangements      -             -           -            -          259                 -            259
  Change in Net Unrealized
   Appreciation (Depreciation) of
   Securities Available for Sale,
   Net of Tax                             -             -           -            -            -             1,305          1,305
  Change in Net Unrealized
   Appreciation of Securities
   Transferred to the Held to
   Maturity Portfolio, Net of Tax         -             -           -            -            -                93             93
--------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000              $44       $33,076     $41,902     $(10,124)      $2,575            $  (23)       $67,450
================================================================================================================================


               The accompanying notes are an integral part of
                  these consolidated financial statements.


                         Merchants Bancshares, Inc.
                    Consolidated Statement of Cash Flows


(In thousands)                                                               2000        1999        1998
-----------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                                 $ 10,533    $ 10,450    $  9,822
Adjustments to Reconcile Net Income to Net Cash Provided by
 Operating Activities:
  Provision for Possible Loan Losses                                           (622)       (388)     (1,737)
  Provision for Possible Losses on Other Real Estate Owned                        -           -          20
  Provision for Depreciation and Amortization                                 2,608       2,485       2,632
  Net Gains on Sales of Investment Securities                                    (1)          -         (44)
  Net Gains on Sales of Loans and Leases                                         (6)          -        (213)
  Net Losses on Disposition of Premises and Equipment                            52          30         127
  Net (Losses) Gains on Sales of Other Real Estate Owned                        (44)        329         101
  Equity in Losses of Real Estate Limited Partnerships                          600         562         379
Changes in Assets and Liabilities:
  Increase in Interest Receivable                                              (364)       (164)       (165)
  Increase (Decrease) in Interest Payable                                       394        (291)         33
  Decrease (Increase) in Other Assets                                         4,080        (950)        698
  Increase (Decrease) in Other Liabilities                                    2,259      (1,593)     (1,004)
-----------------------------------------------------------------------------------------------------------
      Net Cash Provided by Operating Activities                              19,489      10,470      10,649
-----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net Proceeds from Branch Acquisition                                            -       1,567           -
  Proceeds from Sales of Investment Securities Available for Sale             8,998           -      14,053
  Proceeds from Maturities of Securities Available for Sale                  13,135      11,677      16,071
  Proceeds from Maturities of Securities Held to Maturity                     9,946      24,566      17,763
  Purchases of Available for Sale Investment Securities                     (37,946)    (35,307)    (58,156)
  Purchases of Held to Maturity Investment Securities                        (2,487)    (26,311)    (10,272)
  Loan Originations in Excess of Principal Repayments                       (26,428)    (14,692)    (32,990)
  Proceeds from Sales of Loans and Leases                                     1,191       1,245      14,659
  Purchases of Federal Home Loan Bank Stock                                    (411)       (468)       (186)
  Proceeds from Sales of Other Real Estate Owned                                 90         995       1,179
  Investments in Real Estate Limited Partnerships                              (849)       (476)     (1,362)
  Purchases of Premises and Equipment                                        (1,773)       (981)     (2,607)
-----------------------------------------------------------------------------------------------------------
      Net Cash Used in Investing Activities                                 (36,534)    (38,185)    (41,848)
-----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net Increase in Deposits                                                   49,870      24,241      44,618
  Net (Decrease) Increase in Other Borrowed Funds                            (5,184)      1,717       1,283
  Principal Payments on Debt                                                 (5,071)        (38)         (6)
  Cash Dividends Paid                                                        (3,999)     (3,390)     (3,051)
  Acquisition of Treasury Stock                                              (5,727)     (1,620)     (1,420)
  Sale of Treasury Stock                                                        302           -           -
  Proceeds from Exercise of Employee Stock Options                                -          23         164
-----------------------------------------------------------------------------------------------------------
      Net Cash Provided by Financing Activities                              30,191      20,933      41,588
-----------------------------------------------------------------------------------------------------------
Increase (Decrease) in Cash and Cash Equivalents                             13,146      (6,782)     10,389
Cash and Cash Equivalents Beginning of Year                                  23,746      30,528      20,139
-----------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents End of Period                                    $ 36,892    $ 23,746    $ 30,528
===========================================================================================================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Total Interest Payments                                                    $ 22,329    $ 18,914    $ 18,498
Total Income Tax Payments                                                     1,525       4,525       2,170
Transfer of Securities Available for Sale to Held to Maturity Portfolio           -      26,481           -
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
 AND FINANCING ACTIVITIES
Distribution of Stock Under Deferred Compensation Arrangements                   50          31         133


               The accompanying notes are an integral part of
                  these consolidated financial statements.


                         Merchants Bancshares, Inc.
                 Notes to Consolidated Financial Statements
                              December 31, 2000

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Merchants Bancshares, Inc. (the "Company") and its wholly owned subsidiaries; Merchants Bank (the "Bank") including the Bank's wholly owned subsidiaries Merchants Trust Company (the "Trust Company"), and certain trusts; and Merchants Properties, Inc., after elimination of all material intercompany accounts and transactions. The Bank and the Trust Company offer a full range of deposit, loan, cash management, and trust services to meet the financial needs of individual consumers, businesses and municipalities at 34 full-service banking locations throughout the state of Vermont.

Use of Estimates in Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting periods. Operating results in the future may vary from the amounts derived from management's estimates and assumptions.

Investment Securities

The Company classifies certain of its investments in debt securities as held to maturity, which are carried at amortized cost if the Company has the positive intent and ability to hold such securities to maturity. Investments in debt securities that are not classified as held to maturity and equity securities that have readily determinable fair values are classified as available for sale securities or trading securities. Trading securities are investments purchased and held principally for the purpose of selling in the near term; available for sale securities are investments not classified as trading or held to maturity. Available for sale securities are carried at fair value which is measured at each reporting date. The resulting unrealized gain or loss is reflected in Comprehensive Income and Stockholders' Equity net of the associated tax effect. Trading securities are also carried at fair value; gains and losses are recognized through the Statement of Operations.

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

Loan Origination and Commitment Fees

Loan origination and commitment fees and certain direct loan origination costs are deferred and amortized over the lives of the related loans. Net deferred origination fees were $651 thousand and $709 thousand at December 31, 2000 and 1999, respectively.

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

Income Taxes

Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. Low-income housing tax credits and historic rehabilitation credits are recognized in the year in which they are earned.

Investments in Real Estate Limited Partnerships

The Bank has investments in various real estate limited partnerships that acquire, develop, own and operate low and moderate-income housing. The Bank's ownership interest in these limited partnerships varies from 35% to 99% as of December 31, 2000. The Company consolidates the financial statements of the limited partnership in which the Company is the general partner, actively involved in management and has a controlling interest. The Bank accounts for its investments in limited partnerships, where the Bank neither actively participates nor has a controlling interest, under the equity method of accounting.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand, amounts due from banks and federal funds sold in the accompanying consolidated statements of cash flows. At December 31, 2000 and 1999, amounts at the Federal Reserve Bank included $2.9 million and $412 thousand, respectively, held to satisfy certain reserve requirements of the Federal Reserve Bank.

Other Real Estate Owned

Collateral acquired through foreclosure is recorded at the lower of cost or fair value, less estimated costs to sell, at the time of acquisition. Bank premises held for sale are recorded at the lower of cost or market, less estimated costs to sell, at the date of transfer. Subsequent decreases in the fair value of other real estate owned are reflected as a write-down and charged to expense. Net operating income or expense related to foreclosed property and Bank premises held for sale is included in noninterest expense in the accompanying consolidated statements of operations. There are inherent uncertainties in the assumptions with respect to the estimated fair value of other real estate owned. Because of these inherent uncertainties, the amount ultimately realized on other real estate owned ("OREO") may differ from the amounts reflected in the consolidated financial statements. The Bank recognized losses due to write downs of $20 thousand during 1998. At December 31, 2000 and 1999, the balance in the OREO portfolio, consisted of foreclosed real estate of $377 thousand and $133 thousand, respectively. There were no losses due to write downs of OREO during 2000 or 1999.

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

Derivative Instruments and Hedging Activities

The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137 and SFAS No. 138. This statement establishes standards for reporting and accounting for derivative instruments ("derivatives") and hedging activities. The statement requires that derivatives be reported as assets or liabilities in the Consolidated Balance Sheets and that derivatives be reported at fair value. The statement establishes criteria for accounting for changes in the fair value of derivatives based on the intended use of the derivatives. The statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Based on the Bank's current use of derivatives the Company does not expect the adoption of SFAS No. 133, as amended, to have a material impact on the Company's consolidated financial position or results of operations. Upon adoption SFAS No. 133 allows for the one time reclassification of investments from "held to maturity" to "available for sale." On January 1, 2001, the Bank reclassified $29.1 million of agency securities from "held to maturity" to "available for sale."

Transfers and Servicing of Financial Assets and Extinguishments of
Liabilities

The FASB has issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement replaces SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", and rescinds SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125". SFAS No. 140 provides accounting and reporting standards for transfers and servicing of financial assets ("transfers") and extinguishments of liabilities ("extinguishments"). This statement provides consistent standards for distinguishing transfers that are sales from transfers that are secured borrowings. This statement is effective for transfers and extinguishments occurring after March 31, 2001, and is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The Company has not yet quantified the impact of adopting SFAS No. 140 on its consolidated financial statements; however, the Company does not expect that the adoption of this statement will have a material impact on its consolidated financial position or results of operations.

Reclassification

Certain amounts reported for prior periods have been reclassified to be consistent with the current period presentation.

(2) BRANCH ACQUISITION

On October 29, 1999, the Bank purchased branches, located in Bellows Falls, Vermont, and Rutland, Vermont, from Chittenden Corporation. The purchase was made in connection with the branch divestiture required by federal regulators with respect to Chittenden Corporation's completed merger with Vermont Financial Services Corporation, the parent company of Vermont National Bank. The transaction included two branches, one remote ATM site, approximately $38.5 million in deposits, $20.8 million in commercial loans, $13.6 million in residential and consumer loans, and certain fixed assets associated with the branches. The Bank paid a deposit premium of 3.2% and paid par for the loans. A core deposit intangible asset of $1.6 million was created in connection with the transaction, which is being amortized over 7 years on an accelerated basis.

(3) INVESTMENT SECURITIES

Investments in debt securities are classified as trading, available for sale or held to maturity as of December 31, 2000 and 1999. The amortized cost and fair values of the debt securities classified as available for sale and held to maturity as of December 31, 2000 and 1999, are as follows:

SECURITIES AVAILABLE FOR SALE:


                                                            Gross         Gross
                                             Amortized    Unrealized    Unrealized      Fair
                                               Cost         Gains         Losses       Value
      ----------------------------------------------------------------------------------------
      2000                                                    (In thousands)
      ----------------------------------------------------------------------------------------
      Mortgage-backed Securities              $ 60,092      $  836        $  112      $ 60,816
      Collateralized Mortgage Obligations       29,436         225           367        29,294
      ----------------------------------------------------------------------------------------
                                              $ 89,528      $1,061        $  479    $ 90,110
      ========================================================================================


                                                            Gross         Gross
                                             Amortized    Unrealized    Unrealized      Fair
                                               Cost         Gains         Losses       Value
      ----------------------------------------------------------------------------------------
      1999                                                    (In thousands)
      ----------------------------------------------------------------------------------------
      U.S. Agency Obligations                 $  8,998      $   44        $    -      $  9,042
      Mortgage-backed Securities                38,274          17           552        37,739
      Collateralized Mortgage Obligations       26,353           -           905        25,448
      ----------------------------------------------------------------------------------------
                                              $ 73,625      $   61        $1,457      $ 72,229
      ========================================================================================

SECURITIES HELD TO MATURITY:


                                                            Gross         Gross
                                             Amortized    Unrealized    Unrealized      Fair
                                               Cost         Gains         Losses       Value
      ----------------------------------------------------------------------------------------
      2000                                                    (In thousands)
      ----------------------------------------------------------------------------------------
      U.S. Treasury Obligations               $    451      $    2        $    -      $    453
      U.S. Agency Obligations                   34,087         152            41        34,198
      Mortgage-backed Securities                84,334         636           266        84,704
      ----------------------------------------------------------------------------------------
                                              $118,872      $  790        $  307      $119,355
      ========================================================================================


                                                            Gross         Gross
                                             Amortized    Unrealized    Unrealized      Fair
                                               Cost         Gains         Losses       Value
      ----------------------------------------------------------------------------------------
      1999                                                    (In thousands)
      ----------------------------------------------------------------------------------------
      U.S. Treasury Obligations               $    453      $    -        $    7      $    446
      U.S. Agency Obligations                   34,000           -         1,186        32,814
      Mortgage-backed Securities                91,828           -         2,783        89,045
      ----------------------------------------------------------------------------------------
                                              $126,281      $    -        $3,976      $122,305
      ========================================================================================

The fair value of securities classified as trading was $1,077 thousand and $1,075 thousand at December 31, 2000 and 1999, respectively. Gains on securities classified as trading were $121 thousand and $90 thousand as of December 31, 2000 and 1999, respectively.

The contractual maturities of all debt securities held at December 31, 2000, are as follows:


                                                Amortized      Fair
      (In thousands)                               Cost       Value
      ---------------------------------------------------------------
      Due within one year                       $    200     $    200
      Due after one year through five years       14,081       14,194
      Due after five years through ten years      81,948       82,339
      Due after ten years                        112,171      112,732
      ---------------------------------------------------------------
                                                $208,400     $209,465
      ===============================================================

Projected payments and prepayments for mortgage-backed securities have not been considered for purposes of this presentation.

Proceeds from sales of available for sale debt securities were $9 million during 2000 and $14 million during 1998. Gross gains of $1 thousand and $44 thousand were realized from sales of securities in 2000 and 1998 respectively. There were no sales of securities during 1999.

On August 27, 1999, $27.5 million of securities available for sale were transferred to the held to maturity portfolio. Net unrealized losses of $1.0 million associated with these securities are being amortized over the remaining lives of the individual securities based on the level yield method.

At December 31, 2000, securities with a face value of $15 million were pledged to secure public deposits, and for other purposes required by law.

(4) LOANS

The composition of the loan portfolio at December 31, 2000 and 1999, is as follows:


      (In thousands)                            2000        1999
      --------------------------------------------------------------
      Commercial, Financial and Agricultural    $ 76,228    $ 72,333
      Real Estate-Commercial                     188,699     171,988
      Real Estate-Residential                    188,403     180,906
      Real Estate-Construction                     9,511      12,701
      Installment Loans to individuals            15,082      15,313
      All Other Loans (including overdrafts)         566         451
      --------------------------------------------------------------
      Total Loans                               $478,489    $453,692
      ==============================================================

The Bank currently originates primarily residential real estate loans, commercial and installment loans, and commercial real estate loans to customers throughout the state of Vermont. There were no loans held for sale at December 31, 2000 and 1999. Substantially all of the Bank's loan portfolio is based in the state of Vermont. There are no known significant industry concentrations in the loan portfolio. Loans serviced for others at December 31, 2000 and 1999, amounted to $90 million and $106 million, respectively. During the fourth quarter of 2000 the Bank entered into an agreement to sell a portion of its loan servicing portfolio. Under the agreement the Bank will receive a premium of 65 basis points on the adjusted balance of the portfolio at the date of transfer, which will result in a small gain. The transaction is expected to close in the first quarter of 2001.

The reserve for possible loan losses is based on management's estimate of the amount required to cover the economic risks in the loan portfolio, based on circumstances and conditions known at each reporting date. There are inherent uncertainties with respect to the final outcome of certain of the Bank's loans and nonperforming assets. Because of these inherent uncertainties, actual losses may differ from the amounts reflected in these consolidated financial statements. Factors considered in evaluating the adequacy of the reserve include previous loss experience, current economic conditions and their effect on the Bank's borrowers, the performance of individual loans in relation to contract terms, and estimated fair values of properties to be foreclosed. Losses are charged against the reserve for loan losses when management believes that the collectibility of principal is doubtful. To the extent management determines the level of anticipated losses in the portfolio have significantly increased or diminished the reserve is adjusted through current earnings.

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

An analysis of the reserve for possible loan losses for the years ended December 31, 2000 and 1999, is as follows:


      (In thousands)                         2000        1999
      ---------------------------------------------------------
      Balance, Beginning of Year            $11,189     $11,300
      Provision for Possible Loan Losses       (622)       (388)
      Loans Charged Off                        (983)       (874)
      Recoveries                                910       1,151
      ---------------------------------------------------------
      Balance, End of Year                  $10,494     $11,189
      =========================================================

The allowance for possible loan losses related to loans that are identified as impaired is based on discounted cash flows using the loan's effective interest rate or the fair value of the collateral for certain collateral dependent loans. The Company has determined that commercial and commercial real estate loans recognized by the Company as nonaccrual, loans past due over 90 days and still accruing, restructured troubled debt and certain internally adversely classified loans constitute the portfolio of impaired loans.

The Bank's policy is to discontinue the accrual of interest, and to reverse any uncollected interest receivable on loans, when scheduled payments become contractually past due in excess of 90 days or, in the judgment of management, the ultimate collectibility of principal or interest becomes doubtful.

Total impaired loans with a related allowance at December 31, 2000 and 1999, were $3.7 million and $4.1 million respectively, and the allowance associated with such loans was $0.7 million and $1.0 million, respectively. Interest payments on impaired loans are generally recorded as principal reductions if the remaining loan balance is not expected to be paid in full. If full collection of the remaining loan balance is expected interest income is recognized on a cash basis. During 2000 and 1999, the Company recorded interest income on impaired loans of approximately $80 thousand and $120 thousand, respectively. The average balance of impaired loans was $2.2 million in 2000 and $3.8 million in 1999.

Nonperforming assets at December 31, 2000 and 1999, are as follows:


      (In thousands)                     2000      1999
      --------------------------------------------------
      Nonaccrual Loans                  $3,240    $2,800
      Restructured Loans                   214       689
      Loans Past Due 90 Days or More
       and Still Accruing Interest          52       199
      --------------------------------------------------
      Total Nonperforming Loans          3,506     3,688
      Other Real Estate Owned, Net         377       133
      --------------------------------------------------
      Total Nonperforming Assets        $3,883    $3,821
      ==================================================

The Bank had $214 thousand and $689 thousand of restructured loans that were performing in accordance with modified agreements with the borrowers of such loans at December 31, 2000 and 1999, respectively.

The amount of interest which was not earned, but which would have been earned had the Bank's nonaccrual and restructured loans performed in accordance with their original terms and conditions, was approximately $315 thousand, $207 thousand and $441 thousand in 2000, 1999 and 1998, respectively.

An analysis of loans to directors, executive officers, and associates of such persons for the year ended December 31, 2000, is as follows:


      (In thousands)
      ------------------------------------
      Balance, December 31, 1999    $7,740
      Additions                      3,894
      Repayments                    (3,539)
      ------------------------------------
      Balance, December 31, 2000    $8,095
      ====================================

It is the policy of the Bank to make loans to directors, executive officers, and associates of such persons on substantially the same terms, including interest rates and collateral, as those prevailing for comparable lending transactions with other persons. The December 31, 2000, balance has been adjusted to reflect changes in status of directors and executive officers during 2000.

(5) PREMISES AND EQUIPMENT

The components of premises and equipment included in the accompanying consolidated balance sheets are as follows:


      (In thousands)                         2000       1999
      --------------------------------------------------------
      Land and Buildings                    $13,703    $13,484
      Leasehold Improvements                  1,222      1,178
      Furniture, Equipment, and Software     11,640     11,301
      --------------------------------------------------------
                                             26,565     25,963
      Less: Accumulated Depreciation
       and Amortization                      14,035     12,788
      --------------------------------------------------------
                                            $12,530    $13,175
      ========================================================

Depreciation and amortization expense related to premises and equipment amounted to $2.1 million, $1.9 million, and $2.2 million in 2000, 1999, and 1998, respectively.

The Bank leases certain properties for branch operations. Rent expense on these properties totaled $377 thousand, $571 thousand and $303 thousand for the years ended December 31, 2000, 1999 and 1998, respectively. Minimum lease payments for these properties subsequent to December 31, 2000 are as follows: 2001-$383 thousand; 2002-$335 thousand; 2003-$277 thousand; 2004-
$173 thousand; 2005-$117 thousand and $145 thousand thereafter.

(6) EMPLOYEE BENEFIT PLANS

Pension Plan

Prior to January 1995 the Company maintained a noncontributory defined benefit plan covering all eligible employees. The plan was a final average pay plan with benefits based on the average salary rates over the five consecutive plan years out of the last ten consecutive plan years that produce the highest average. It was the Company's policy to fund the cost of benefits expected to accrue during the year plus amortization of any unfunded accrued liability that had accumulated prior to the valuation date based on IRS regulations for funding. During 1994 the Company made the decision to freeze the plan beginning on January 1, 1995. During 1995 the plan was curtailed. Accordingly, all accrued benefits were fully vested and no additional years of service or age will be accrued.

The plan's funded status and amounts recognized in the accompanying consolidated balance sheets and statements of operations as of December 31, 2000 and 1999, are as follows:


      (In thousands)                                          2000      1999
      -----------------------------------------------------------------------
      Change in Projected Benefit Obligation
        Projected Benefit Obligation at Beginning of Year    $6,263    $7,073
        Interest Cost                                           462       459
        Actuarial (Gain) Loss                                   118      (779)
        Benefits Paid                                          (450)     (490)
      -----------------------------------------------------------------------
        Projected Benefit Obligation at Year End             $6,393    $6,263
      -----------------------------------------------------------------------
      Change in Plan Assets
        Fair Value of Plan Assets at Beginning of Year       $8,146    $7,699
        Actuarial Return on Plan Assets                        (239)      937
        Benefits Paid                                          (450)     (490)
      -----------------------------------------------------------------------
        Fair Value of Plan Assets at Year End                $7,457    $8,146
      -----------------------------------------------------------------------
      Funded Status of the Plan
        Amount Over Funded                                   $1,064    $1,883
      -----------------------------------------------------------------------
        Unrecognized Net Actuarial (Gain) Loss               $  640    $ (349)
        Unrecognized Prior Service Cost                           -         -
      -----------------------------------------------------------------------
        Net Amount Recognized                                $  640    $ (349)
      -----------------------------------------------------------------------
      Amounts Recognized in the Statements of
       Financial Position Consist of the Following:
        Prepaid Benefit Cost                                 $1,704    $1,534
      =======================================================================

A summary of income relating to the Company's pension fund for each of the three years in the period ended December 31, 2000, is as follows:


      (In thousands)                             2000     1999     1998
      ------------------------------------------------------------------
      Interest Cost on Projected Benefit
       Obligation                                $ 462    $ 459    $ 465
      Expected Return on Plan Assets              (570)    (559)    (530)
      Amortization of Unrecognized Transition
       Asset                                         -      (15)     (39)
      Recognized Net Losses                          -        -        4
      ------------------------------------------------------------------
      Net Periodic Pension Costs                 $(108)   $(115)   $(100)
      ==================================================================

The actuarial present value of the projected benefit obligation was determined using a weighted average discount rate of 7.50%, 7.75% and 6.75% as of December 31, 2000, 1999, and 1998, respectively. For 2000, 1999, and 1998 there was no assumed rate of increase in future compensation due to the freeze on plan benefits. The expected long-term rate of return on assets used was 8% in 2000, 1999, and 1998.

Employee Stock Ownership Plan / 401(k) Plan

Under the terms of the Company's Employee Stock Ownership Plan ("ESOP"), eligible employees are entitled to contribute up to 15% of their compensation to the ESOP, and the Company contributes a percentage of the amounts contributed by the employees, as authorized by the Company's Board of Directors. The Company contributed approximately 126% and 126%, respectively, of the amounts contributed by the employees (200% of up to 4.5% of individual employee compensation) in 2000 and 1999. Substantially all employer contributions to the ESOP are funded with cash and are used to purchase shares of the Company's common stock.

Deferred Compensation Plans

Until July 1, 1997, Directors of the Bank were entitled to defer a portion of their director's fees into a Deferred Compensation Plan for Directors known as the "Floating Growth (savings)" program. No additional compensation may be deferred into the Floating Growth (savings) program. Benefits accrue based on a monthly allowance for interest at a rate that is fixed from time to time at the discretion of the Company's Board of Directors. The benefits under the Floating Growth (savings) program are generally payable starting on the January 2 following a participant's 65th birthday or earlier death, and will be distributed to the participant (or upon the participant's death, to the participant's designated beneficiary) in accordance with the Plan.

A summary of (income) expense relating to the Company's various employee benefit plans for each of the three years in the period ended December 31, 2000, is as follows:


      (In thousands)                                2000      1999      1998
      ----------------------------------------------------------------------
      Pension Plan                                 $(108)    $(115)    $(100)
      Employee Stock Ownership Plan/401(k) Plan      679       643       588
      Deferred Compensation Plans                      9        10        11
      Total                                        $ 580     $ 538     $ 499
      ======================================================================

(7) STOCK-BASED COMPENSATION PLANS

Stock Option Plans

The Company has granted stock options to certain key employees. The options granted vest after two years and are immediately exercisable upon vesting. Nonqualified stock options may be granted at any price determined by the Compensation Committee of the Company's Board of Directors. All stock options have been granted at or above fair market value at the date of grant.

A summary of the Company's stock option activity, for each of the three years in the period ended December 31, 2000, is as follows, with numbers of shares in thousands:


                                            2000                   1999                   1998
      ------------------------------------------------------------------------------------------------
                                               Weighted               Weighted               Weighted
                                                Average                Average                Average
                                     Number    Exercise     Number    Exercise     Number    Exercise
                                       of        Price        of        Price        of        Price
                                     Shares    Per Share    Shares    Per Share    Shares    Per Share
      ------------------------------------------------------------------------------------------------
      Options outstanding,
       Beginning of year              236       $25.36       138       $25.76       103       $21.88
      Granted                          12        23.25        99        24.55        48        30.50
      Exercised                         -            -         1        10.00        13        12.61
      ------------------------------------------------------------------------------------------------
      Options outstanding,
       end of year                    248       $25.26       236       $25.36       138       $25.76
      Options exercisable             137       $25.88        89       $23.37        19       $13.98
      Weighted average fair value
       per option of options
       granted during year                      $ 5.32                 $ 6.64                 $ 6.92
      ------------------------------------------------------------------------------------------------

As of December 31, 2000, the exercisable options outstanding were exercisable at prices ranging from $10.00 to $30.50 and had a weighted-average remaining contractual life of 5.83 years.

As permitted by SFAS No. 123 "Accounting for Stock Based Compensation", the Company has elected to continue to apply APB No. 25 Accounting for Stock Issued to Employees to account for its stock-based compensation plans. Had compensation cost for awards under the Company's stock-based compensation plans been determined consistent with the method set forth under SFAS No. 123, the effect on the Company's net income and earnings per share would have been as follows:


                                              2000                        1999                        1998
      --------------------------------------------------------------------------------------------------------------
                                    As Reported    Pro Forma    As Reported    Pro Forma    As Reported    Pro Forma
      --------------------------------------------------------------------------------------------------------------
                                                          (In thousands except per share data)
      Net Income                      $10,533       $10,295       $10,450       $10,233       $9,822        $9,712
      Basic Earnings per Share        $  2.50       $  2.44       $  2.39       $  2.34       $ 2.22        $ 2.19
      Diluted Earnings per Share      $  2.49       $  2.43       $  2.39       $  2.34       $ 2.21        $ 2.19
      --------------------------------------------------------------------------------------------------------------

Pro forma compensation expense for options granted is reflected over the vesting period; therefore, future pro forma compensation expense may be greater as additional options are granted.

The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions for 2000, 1999, and 1998, respectively: Risk-free interest rates of 6.33%, 6.36%, and 4.59%; expected lives of options of five years, five years, and four years; expected volatility of stock of 31.48%, 32.76%, and 30.05%; rate of dividends of 4.33%, 3.31%, and 2.53%; resulting in pro-forma after tax compensation expense of $238 thousand for 2000, $217 thousand for 1999, and $110 thousand for 1998.

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

Deferred Compensation Plans

In December 1995 the Bank established several plans (the "Plans") and established certain trusts (the "Trusts") with Merchants Trust Company, to which it contributed an amount sufficient to cover the Bank's obligations to directors. The Plans used those payments, in part, to purchase newly issued common stock of the Company at its then market price. The purchases have been accounted for as treasury stock transactions in the Company's consolidated financial statements. The portions of the payments made to the Plans that were not invested in the common stock of the Company are included as investments in the consolidated financial statements and are classified as trading. To the extent the obligations of the Bank under the Plans are based on investments by the Plans in other than shares of the Company, the investments are revalued at each reporting date with a corresponding adjustment to compensation expense.

Restricted Stock Plans

The Company and the Bank have compensation plans for non-employee directors. Under the terms of the plans, participating directors may elect to have all or a specified percentage of his or her director's fees for a given year paid in the form of cash or deferred in the form of restricted shares of common stock of the Company. Directors who elect to have their compensation deferred are credited with a number of shares of the Company's common stock equal in value to the amount of fees deferred plus a risk premium of not more than 25% of the amount deferred. The participating director may not generally sell, transfer or otherwise dispose of these shares prior to the fifth anniversary of the date of the grant of such shares. With respect to shares of common stock issued or otherwise transferred to a participating director, the participating director will have the right to vote the shares and receive dividends or other distributions thereon. If a participating director resigns under certain circumstances, the director forfeits all of his or her restricted shares, which are risk premium shares. During 2000, 5,976 shares of common stock of the Company were distributed to a trust established under the terms of the new compensation plan. The "risk premium" is reflected within a component of Stockholders' Equity labeled "Deferred Compensation Arrangements" and will be recognized as an expense ratably over the five-year restriction period.

(8) INCOME TAXES

The provision for income taxes for each of the three years in the period ended December 31, 2000, consists of the following:


      (In thousands)         2000      1999      1998
      ------------------------------------------------
      Current               $3,956    $  499    $3,065
      (Prepaid) Deferred      (419)    2,656       183
      ------------------------------------------------
                            $3,537    $3,155    $3,248
      ================================================

Prepaid and deferred income taxes result from differences between the income for financial reporting and tax reporting relating primarily to loans and tax credit carryforwards. The net deferred tax asset amounted to approximately $2.2 million and $2.5 million at December 31, 2000 and 1999, respectively. This tax asset is included in other assets in the accompanying consolidated balance sheets.

The components of the net deferred tax asset as of December 31, 2000 and 1999, are as follows:


      (In thousands)                                      2000       1999
      ---------------------------------------------------------------------
      Reserve for Possible Loan Losses                   $ 3,673    $ 3,916
      Deferred Compensation                                1,352      1,335
      Unrealized Securities (Gains) Losses                     2        743
      Loan Fees                                               64        107
      Depreciation                                          (626)      (686)
      Accrued Liabilities                                   (174)        (9)
      Investments in Real Estate Limited Partnerships     (1,587)    (1,242)
      Loan Market Adjustment                              (3,798)    (4,789)
      Tax Credit Carryforwards                             4,068      3,967
      Core Deposit Intangible                                364        267
      Other                                               (1,142)    (1,091)
      ---------------------------------------------------------------------
                                                         $ 2,196    $ 2,518
      =====================================================================

The following is a reconciliation of the federal income tax provision, calculated at the statutory rate, to the recorded provision for income taxes:


      (In thousands)                              2000       1999       1998
      ------------------------------------------------------------------------
      Applicable Statutory Federal Income Tax    $ 4,924    $ 4,762    $ 4,444
      (Reduction) Increase in Taxes
      Resulting From:
        Tax-exempt Income                            (47)       (34)       (41)
        Tax Credits                               (1,166)    (1,631)    (1,328)
        Other, Net                                  (174)        58        173
      ------------------------------------------------------------------------
                                                 $ 3,537    $ 3,155    $ 3,248
      ========================================================================

The State of Vermont assesses a franchise tax for banks in lieu of income tax. The franchise tax is assessed based on deposits and amounted to approximately $704 thousand, $627 thousand, and $590 thousand in 2000, 1999, and 1998, respectively. These amounts are included in other expenses in the accompanying consolidated statements of operations.

(9) OTHER BORROWED FUNDS

Other borrowed funds consist of the following at December 31, 2000 and 1999:


      (In thousands)                  2000      1999
      ------------------------------------------------
      Treasury Tax and Loan Notes    $2,816    $ 4,000
      Short Term Borrowing            3,000      7,000
      ------------------------------------------------
                                     $5,816    $11,000
      ================================================

As of December 31, 2000, the Bank could borrow up to $40 million overnight funds on an unsecured basis.

The following table provides certain information regarding other borrowed funds for the two years ended December 31, 2000 and 1999:


                                       Maximum                       Weighted
                                      Month-End       Average      Average Rate      Weighted
                                        Amount         Amount         During       Average Rate
      (In thousands)                 Outstanding    Outstanding      the Year      at Year End
      -----------------------------------------------------------------------------------------
      2000
      Treasury Tax and Loan Notes      $ 4,000         $1,920         5.88%           5.72%
      Federal Funds Purchased            6,000            942         6.88%              -
      Short Term Borrowing              24,000          5,435         6.19%           6.54%
      -----------------------------------------------------------------------------------------
      1999
      Treasury Tax and Loan Notes      $ 4,000         $1,823         4.75%           4.54%
      Federal Funds Purchased            3,000             74         5.27%              -
      Short Term Borrowing              25,000          7,190         5.23%           5.88%
      -----------------------------------------------------------------------------------------

(10) DEBT

Debt consists of the following at December 31, 2000 and 1999:


       (In thousands)                                             2000      1999
      ---------------------------------------------------------------------------
      9% Note Payable, Monthly Installments of
       $1.7 thousand (Principal and Interest), Annual
       Installments of $30 thousand (Principal only),
       through July 2003                                         $  125    $  163
      8.75% Mortgage Note, payable in Monthly Installments of
       $2.5 thousand (Principal and Interest) through 2039        1,175     1,178
      Federal Home Loan Bank Notes Payable, Interest Rates
       from 7.52% to 8.66% Due in 2001                                -     5,030
      ---------------------------------------------------------------------------
                                                                 $1,300    $6,371
      ===========================================================================

The 8.75% mortgage note relates to a low-income housing project. The monthly installments are subsidized by the U.S. Department of Agriculture, which pays amounts annually so as to reduce the monthly principal and interest payments to an amount equivalent to a loan at a rate of 1%.

Maturities of debt subsequent to December 31, 2000, are as follows: 2001- $45 thousand; 2002-$49 thousand; 2003-$44 thousand; 2004-$5 thousand; 2005-
$5 thousand and $1,152 thousand thereafter.

During February 2000 the Bank prepaid the Federal Home Loan Bank notes payable. The Bank paid a $103 thousand prepayment penalty in conjunction with the pay-off, which is included in interest expense in the accompanying Consolidated Statement of Operations.

(11) STOCKHOLDERS' EQUITY

Vermont state law requires the Bank to allocate a minimum of 10% of net income to surplus until such time as appropriated amounts equal 10% of deposits and other liabilities. The Company's stockholders' equity includes $11.0 million as of December 31, 2000, and $10.0 million as of December 31, 1999, of such appropriations. Vermont state law also restricts the payment of dividends under certain circumstances.

(12) EARNINGS PER SHARE

The following table presents a reconciliation of the calculations of basic and diluted earnings per share for the year ended December 31, 2000:


                                                                                        Per Share
      2000                                              Income          Shares           Amount
      --------------------------------------------------------------------------------------------
                                                    (In thousands except share and per share data)
      Basic Earnings Per Share:
        Income Available to Common Shareholders         $10,533        4,221,515          $2.50
      Diluted Earnings Per Share:
       Options issued to Executives (See Note 7)              -            8,194
       Income available to Common Shareholders
        Plus Assumed Conversions                        $10,533        4,229,709          $2.49
      ============================================================================================


                                                                                        Per Share
      1999                                              Income          Shares           Amount
      --------------------------------------------------------------------------------------------
                                                    (In thousands except share and per share data)
      Basic Earnings Per Share:
        Income Available to Common Shareholders         $10,450        4,368,421          $2.39
      Diluted Earnings Per Share:
        Options issued to Executives (See Note 7)             -            6,950
        Income available to Common Shareholders
         Plus Assumed Conversions                       $10,450        4,375,371          $2.39
      ============================================================================================


                                                                                        Per Share
      1998                                              Income          Shares           Amount
      --------------------------------------------------------------------------------------------
                                                    (In thousands except share and per share data)
      Basic Earnings Per Share:
        Income Available to Common Shareholders         $ 9,822        4,425,031          $2.22
      Diluted Earnings Per Share:
        Options issued to Executives (See Note 7)             -           15,034
        Income available to Common Shareholders
         Plus Assumed Conversions                       $ 9,822        4,440,065          $2.21
      ============================================================================================

Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. The computation of diluted earnings per share excludes the effect of assuming the exercise of certain outstanding stock options because the effect would be anti-dilutive. As of December 31, 2000, there were 156,012 of such options outstanding with exercise prices ranging from $26.25 to $30.500; as of December 31, 1999, there were 198,420 of such options outstanding with exercise prices ranging from $22.50 to $30.50; as of December 31, 1998, there were 99,415 of such options with exercise prices ranging from $27.75 to $30.50.

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

On March 22, 2000, lawyers representing the beneficiaries of two Trust Company accounts filed an action in Chittenden, Vermont Superior Court against Merchants Bancshares and others, asserting that their clients and others similarly situated were not fully reimbursed for damages allegedly suffered in connection with certain investments made by Merchants Trust Company in Piper Jaffray during 1993 and 1994, and complaining, among other matters, that the disbursement described in the immediately-preceding paragraph was improper. The Complaint asserts, among other matters, that the Trust Company and others violated the Vermont Consumer Fraud Act, were negligent and made negligent misrepresentations, and breached duties of trust. The Complaint seeks certification of the action as a class action, unspecified damages, and other relief. By Decision and Order the Superior Court granted class certification. The Company's counsel believe the Superior Court's decision was improper and the Company is seeking reconsideration and, if necessary, expects to seek interlocutory review and reversal, or other appropriate relief, from the Vermont Supreme Court. The litigation is at an early stage. While it is not possible to predict its outcome, the Company believes full reimbursement of any Piper Jaffray losses was provided, that such disbursement was proper, that class certification is inappropriate, and that the claims for relief lack merit.

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

(14) PARENT COMPANY

The Parent Company's investments in its subsidiaries are recorded using the equity method of accounting. Summarized financial information relative to the Parent Company only balance sheets at December 31, 2000 and 1999, and statements of operations and cashflows for each of the three years in the period ended December 31, 1999, are as follows:

Balance Sheets as of December 31,


(In thousands)                                    2000       1999
-------------------------------------------------------------------
Assets:
  Investment in and Advances to Subsidiaries*    $67,260    $64,107
  Other Assets                                       381        638
-------------------------------------------------------------------
    Total Assets                                 $67,641    $64,745
===================================================================
Liabilities and Equity Capital:
  Other Liabilities                              $   191    $     9
  Equity Capital                                  67,450     64,736
-------------------------------------------------------------------
    Total Liabilities and Equity Capital         $67,641    $64,745
===================================================================

Statements of Operations for the Years Ended December 31,



(In thousands)                                       2000        1999       1998
---------------------------------------------------------------------------------
Dividends from Merchants Bank*                      $ 8,942    $ 5,402    $ 4,000
Equity in Undistributed Earnings of Subsidiaries      1,614      5,122      5,907
Other Expense, Net                                      (35)      (112)      (129)
Benefit from Income Taxes                                12         38         44
---------------------------------------------------------------------------------
Net Income                                          $10,533    $10,450    $ 9,822
=================================================================================

Statements of Cash Flows for the Years Ended December 31,


(In thousands)                                           2000       1999       1998
-------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
  Net Income                                            $10,533    $10,450    $ 9,822
  Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
    Decrease in Miscellaneous Receivables                     -          3         71
    Increase (Decrease) in Miscellaneous Payables           182         (1)        (2)
    Equity in Undistributed Earnings of Subsidiaries     (1,614)    (5,122)    (5,907)
-------------------------------------------------------------------------------------
Net Cash Provided by Operating Activities                 9,101      5,330      3,984
-------------------------------------------------------------------------------------
Cash Flows From Financing Activities:
  Sale of Treasury Stock                                    302          -         80
  Acquisition of Treasury Stock                          (5,777)    (1,620)    (1,420)
  Proceeds from Exercise of Employee Stock Options            -         22        164
  Tax Benefit from Employee Stock Option Exercise             -          1         60
  Dividends Paid                                         (3,999)    (3,390)    (3,051)
  Other, Net                                                123        134         75
-------------------------------------------------------------------------------------
Net Cash Used in Financing Activities                    (9,351)    (4,853)    (4,092)
-------------------------------------------------------------------------------------
(Decrease) Increase in Cash and Cash Equivalents           (250)       477       (108)
Cash and Cash Equivalents at Beginning of Year              631        154        262
=====================================================================================
Cash and Cash Equivalents at End of Year                $   381    $   631    $   154
-------------------------------------------------------------------------------------
Total Interest Payments                                 $     -    $     -    $     -
Taxes Paid                                                1,525      4,525      2,170
-------------------------------------------------------------------------------------

--------------------
*     Account balances are partially or fully eliminated in consolidation.

(15) BUSINESS SEGMENT

The Company has identified Community Banking as its reportable operating business segment. The Community Banking business segment consists of commercial banking and retail banking. The Community Banking business segment is managed as a single strategic unit which derives its revenues from a wide rage of banking services, including lending activities, acceptance of demand, savings and time deposits, safe deposit facilities, merchant card services and mortgage servicing income from investors.

Non-reportable operating segments of the Company's operations which do not have similar characteristics to the Community Banking segment do not meet the quantitative thresholds requiring disclosures are included in the Other category in the disclosure of business segments below. These non-reportable segments include trust and investment services, as well as parent company financial information (Note 14).

The following tables present the results of the Company's reportable operating business segment results as of December 31, 2000, 1999, and 1998:


                                       Community               Consolidation
December 31, 2000                       Banking      Other       Adjustment     Consolidated
--------------------------------------------------------------------------------------------
Interest Income                        $ 55,798     $     -       $      -        $ 55,798
Interest Expense                         22,692          31              -          22,723
Provision for Possible Loan Losses         (622)          -              -            (622)
--------------------------------------------------------------------------------------------
Net Interest Income After Provision
 for Possible Loan Losses                33,728         (31)             -          33,697
--------------------------------------------------------------------------------------------
Noninterest Income:
  Service Charges on Deposits             3,627           -              -           3,627
  Trust Company Income                        -       1,772              -           1,772
  Other                                   1,532         136              -           1,668
--------------------------------------------------------------------------------------------
Total Noninterest Income                  5,159       1,908              -           7,067
--------------------------------------------------------------------------------------------
Noninterest Expenses:
  Salaries and Employee Benefits         12,735         717              -          13,452
  Occupancy and Equipment                 4,699          88              -           4,787
  Legal and Professional                    924         233              -           1,157
  Marketing                               1,096          24              -           1,120
  Other Expenses                          5,523         655              -           6,178
--------------------------------------------------------------------------------------------
Total Noninterest Expenses               24,977       1,717              -          26,694
--------------------------------------------------------------------------------------------
Income Before Provision For
 Income Taxes                            13,910         160              -          14,070
Provision for Income Taxes                3,324         213              -           3,537
--------------------------------------------------------------------------------------------
Net Income                             $ 10,586     $   (53)      $      -        $ 10,533
============================================================================================

End of Period Securities               $208,982     $ 1,077       $      -        $210,059
End of Period Net Loans                 467,995           -              -         467,995
End of Period Assets                    744,754      76,400        (74,807)        746,347
End of Period Deposits                  667,379           -         (4,266)        663,113
End of Period Borrowings                  6,177       1,175              -           7,352
End of Period Liabilities               680,578       5,209         (6,891)        678,896
--------------------------------------------------------------------------------------------


                                       Community               Consolidation
December 31, 1999                       Banking      Other       Adjustment     Consolidated
--------------------------------------------------------------------------------------------
Interest Income                        $ 49,221     $     -       $      -        $ 49,221
Interest Expense                         18,599          28              -          18,627
Provision for Possible Loan Losses         (388)          -              -            (388)
--------------------------------------------------------------------------------------------
Net Interest Income After Provision
 for Possible Loan Losses                31,010         (28)             -          30,982
--------------------------------------------------------------------------------------------
Noninterest Income:
  Service Charges on Deposits             3,024           -              -           3,024
  Trust Company Income                        -       1,802              -           1,802
  Settlement Proceeds                         -       1,326              -           1,326
  Other                                   1,099         122              -           1,221
--------------------------------------------------------------------------------------------
Total Noninterest Income                  4,123       3,250              -           7,373
--------------------------------------------------------------------------------------------
Noninterest Expenses:
  Salaries and Employee Benefits         11,486         640              -          12,126
  Occupancy and Equipment                 4,459          73              -           4,532
  Legal and Professional                  1,348         432              -           1,780
  Marketing                               1,116          35              -           1,151
  Other Expenses                          4,607         554              -           5,161
--------------------------------------------------------------------------------------------
Total Noninterest Expenses               23,016       1,734              -          24,750
--------------------------------------------------------------------------------------------
Income Before Provision For
 Income Taxes                            12,117       1,488              -          13,605
Provision for Income Taxes                2,556         599              -           3,155
--------------------------------------------------------------------------------------------
Net Income                             $  9,561     $   889       $      -        $ 10,450
============================================================================================

End of Period Securities               $198,510     $ 1,075       $      -        $199,585
End of Period Net Loans                 453,692           -              -         453,692
End of Period Assets                    699,787      74,297        (72,721)        701,363
End of Period Deposits                  617,392           -         (4,149)        613,243
End of Period Borrowings                 16,456       1,178              -          17,634
End of Period Liabilities               638,366       4,827         (6,565)        636,628
--------------------------------------------------------------------------------------------


                                       Community               Consolidation
December 31, 1998                       Banking      Other       Adjustment     Consolidated
--------------------------------------------------------------------------------------------
Interest Income                        $ 47,990     $    33       $      -        $ 48,023
Interest Expense                         18,501          29              -          18,530
Provision for Possible Loan Losses       (1,737)          -              -          (1,737)
--------------------------------------------------------------------------------------------
Net Interest Income After Provision
 for Possible Loan Losses                31,226           4              -          31,230
--------------------------------------------------------------------------------------------
Noninterest Income:
  Service Charges on Deposits             2,756           -              -           2,756
  Trust Company Income                        -       1,790              -           1,790
  Settlement Proceeds                         -         120              -             120
  Other                                   1,260         128              -           1,388
--------------------------------------------------------------------------------------------
Total Noninterest Income                  4,016       2,038              -           6,054
--------------------------------------------------------------------------------------------
Noninterest Expenses:
  Salaries and Employee Benefits         10,780         690              -          11,470
  Occupancy and Equipment                 4,474          93              -           4,567
  Legal and Professional                  2,220         227              -           2,447
  Marketing                               1,115          35              -           1,150
  Other Expenses                          4,150         430              -           4,580
--------------------------------------------------------------------------------------------
Total Noninterest Expenses               22,739       1,475              -          24,214
--------------------------------------------------------------------------------------------
Income Before Provision For
 Income Taxes                            12,503         567              -          13,070
Provision for Income Taxes                2,994         254              -           3,248
--------------------------------------------------------------------------------------------
Net Income                             $  9,509     $   313       $      -        $  9,822
============================================================================================

End of Period Securities               $178,539     $ 1,094       $      -        $179,633
End of Period Net Loans                 394,192           -              -         394,192
End of Period Assets                    632,613      67,280        (65,020)        634,873
End of Period Deposits                  552,351           -         (1,889)        550,462
End of Period Borrowings                 14,510       1,182              -          15,692
End of Period Liabilities               573,394       2,539         (1,889)        574,044
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

Exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and financial guarantees written is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments as it does for on-balance sheet instruments. The contractual amounts of these financial instruments at December 31, 2000 and 1999, are as follows:


      (In thousands)                                  Contractual Amount
      ------------------------------------------------------------------
      2000
      Financial Instruments Whose Contract Amounts
       Represent Credit Risk:
        Commitments to Extend Credit                       $102,883
        Standby Letters of Credit                             8,588
        Loans Sold with Recourse                                 75
      ------------------------------------------------------------------


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

The Bank may enter into commitments to sell loans, which involve market and interest rate risk. There were no such commitments at December 31, 2000 or 1999.

Interest Rate Cap and Floor Contracts

Interest rate cap and floor transactions generally involve the exchange of fixed and floating rate interest payments without the exchange of the underlying principal amounts. The Company uses floor contracts to mitigate the effects on net interest income in the event interest rates on floating rate loans decline and uses cap contracts to mitigate the effects on net interest income should interest rates on floating rate deposits increase. The Company is exposed to risk should the counterparty default in its responsibility to pay interest under the terms of the cap or floor agreement, but minimizes this risk by performing normal credit reviews on the counterparties, by limiting its exposure to any one counterparty, and by utilizing well known national investment firms as counterparties. Notional principal amounts are a measure of the volume of agreements transacted, but the level of credit risk is significantly less. At December 31, 1999, the notional principal amount of such contracts outstanding was $60 million, there were no interest rate cap and floor contracts outstanding as of December 31, 2000. At December 31, 1999, the amortized cost of such contracts was $161 thousand; $42 thousand of cash proceeds were received during 1999 with respect to these contracts. The Bank sold its interest rate caps during the first quarter of 2000. Gross proceeds of $503 thousand were received, the gain of $354 thousand is being amortized over the original lives of the caps sold.

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

An analysis of the fair value of the investment securities as of December 31, 2000 and 1999, is as follows:


                                                2000                      1999
      ---------------------------------------------------------------------------------
                                       Carrying                  Carrying
      (In thousands)                    Amount     Fair Value     Amount     Fair Value
      ---------------------------------------------------------------------------------
      Securities Available for Sale    $ 90,110     $ 90,110     $ 72,229     $ 72,229
      Securities Held to Maturity       118,872      119,355      126,281      122,305
      ---------------------------------------------------------------------------------
                                       $208,982     $209,465     $198,510     $194,534
      ---------------------------------------------------------------------------------

Loans

The fair value of variable rate loans that reprice frequently and have no significant credit risk is based on carrying values. The fair value for other loans is estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

An analysis of the fair value of the loan portfolio as of December 31, 2000 and 1999, is as follows:


                                 2000                      1999
      ------------------------------------------------------------------
                        Carrying                  Carrying
      (In thousands)     Amount     Fair Value     Amount     Fair Value
      ------------------------------------------------------------------
      Net Loans         $467,995     $468,048     $442,503     $433,332
      ------------------------------------------------------------------

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

An analysis of the fair value of deposits as of December 31, 2000 and 1999, is as follows:


                                              2000                      1999
      -------------------------------------------------------------------------------
                                     Carrying                  Carrying
      (In thousands)                  Amount     Fair Value     Amount     Fair Value
      -------------------------------------------------------------------------------
      Demand Deposits                $ 91,417     $ 91,417     $ 86,160     $ 86,160
      Savings, NOW and Money
       Market                         408,904      408,904      369,929      369,935
      Time Deposits $100 thousand
       and greater                     26,257       26,855       25,590       26,022
      Other Time Deposits             136,535      135,297      131,564      131,868
      -------------------------------------------------------------------------------
                                     $663,113     $662,473     $613,243     $613,985
      ==============================================================================

Debt

The fair value of debt is estimated using current market rates for borrowings of similar remaining maturity.

An analysis of the fair value of the borrowings of the Company as of December 31, 2000 and 1999, is as follows:


                                       2000                      1999
      ------------------------------------------------------------------------
                              Carrying                  Carrying
      (In thousands)           Amount     Fair Value     Amount     Fair Value
      ------------------------------------------------------------------------
      Other Borrowed Funds     $5,816       $5,816      $11,000      $11,000
      ------------------------------------------------------------------------
      Debt                      1,535        1,535        6,371        6,499
      ------------------------------------------------------------------------

Commitments to Extend Credit And Standby Letters Of Credit

The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of financial standby letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties. The fair value of commitments to extend credit and standby letters of credit is $66 thousand and $69 thousand as of December 31, 2000 and 1999, respectively.

Interest Rate Caps and Floors

The fair value of the interest rate cap and floor contracts at December 31, 1999, was $402 thousand, the amortized cost was $161 thousand. Management bases estimates on quotes, from qualified investment brokers, of the market value of the cap or floor at the reporting date. There were no outstanding interest rate cap and floor contracts at December 31, 2000.

(18) SUMMARY OF UNAUDITED FINANCIAL INFORMATION:


(In thousands except per share data)       2000                                              1999
----------------------------------------------------------------------------------------------------------------------------
                              Q4        Q3        Q2        Q1      Year        Q4        Q3        Q2        Q1      Year
----------------------------------------------------------------------------------------------------------------------------
Interest and Fee
 Income                    $14,316   $14,210   $13,831   $13,441   $55,798   $13,090   $12,346   $11,919   $11,866   $49,221
Interest Expense             5,969     5,839     5,553     5,362    22,723     5,013     4,567     4,529     4,518    18,627
----------------------------------------------------------------------------------------------------------------------------
Net Interest Income          8,347     8,371     8,278     8,079    33,075     8,077     7,779     7,390     7,348    30,594
Provision for Possible
 Loan Losses                   (80)     (128)      (57)     (357)     (622)     (254)     (134)        -         -      (388)
Noninterest Income (1)       1,908     1,768     1,781     1,610     7,067     1,648     1,525     1,517     2,683     7,373
Noninterest Expense          6,703     6,548     6,711     6,732    26,694     6,212     6,058     6,041     6,439    24,750
----------------------------------------------------------------------------------------------------------------------------
Income Before Provision
 for Income Taxes            3,632     3,719     3,405     3,314    14,070     3,767     3,380     2,866     3,592    13,605
Provision for Income
 Taxes                         899       942       864       832     3,537       906       779       601       869     3,155
----------------------------------------------------------------------------------------------------------------------------
Net Income                 $ 2,733   $ 2,777   $ 2,541   $ 2,482   $10,533   $ 2,861   $ 2,601   $ 2,265   $ 2,723   $10,450
============================================================================================================================
Basic Earnings Per
 Share                     $  0.66   $  0.66   $  0.60   $  0.58   $  2.50   $  0.66   $  0.59   $  0.52   $  0.62   $  2.39
============================================================================================================================
Diluted Earnings Per
 Share                        0.66      0.66      0.60      0.58      2.49      0.66      0.59      0.52      0.62      2.39
============================================================================================================================
Cash Dividends Declared
 and Paid Per Share        $  0.33   $  0.22   $  0.22   $  0.21   $  0.98   $  0.21   $  0.20   $  0.20   $  0.19   $  0.80
============================================================================================================================

--------------------
<F1>  During the first quarter of 1999 the Bank recognized a $1.3 million recovery arising from the resolution of certain claims.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum ratios (set forth in the table below) of total and Tier-1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier-1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2000, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2000, the most recent notification from the FDIC categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's category. To be considered well capitalized under the regulatory framework for prompt corrective action, the Bank must maintain minimum Tier-1 Leverage, Tier-1 Risk-Based, and Total Risk-Based Capital ratios as set forth in the table below.


                                                                              To Be Well-
                                                                           Capitalized Under
                                                         For Capital       Prompt Corrective
(In thousands)                       Actual           Adequacy Purposes    Action Provisions
---------------------------------------------------------------------------------------------
                               Amount     Percent    Amount     Percent    Amount     Percent
---------------------------------------------------------------------------------------------
As of December 31, 2000:

Merchants Bancshares, Inc.:
  Tier-1 Risk-Based Capital    $64,980    13.92%     $18,673     4.00%         N/A
  Total Risk-Based Capital      70,894    15.19%      37,346     8.00%         N/A
  Tier-1 Leverage Capital       64,980     8.76%      29,665     4.00%         N/A
Merchants Bank:
  Tier-1 Risk-Based Capital    $64,893    13.85%     $18,740     4.00%     $28,111     6.00%
  Total Risk-Based Capital      70,807    15.11%      37,481     8.00%      46,851    10.00%
  Tier-1 Leverage Capital       64,893     8.74%      29,712     4.00%      37,139     5.00%
---------------------------------------------------------------------------------------------

As of December 31, 1999:

Merchants Bancshares, Inc.:
  Tier-1 Risk-Based Capital    $63,016    14.13%     $17,837     4.00%         N/A
  Total Risk-Based Capital      68,677    15.40%      35,674     8.00%         N/A
  Tier-1 Leverage Capital       63,016     9.09%      27,715     4.00%         N/A
Merchants Bank:
  Tier-1 Risk-Based Capital    $62,454    13.96%     $17,895     4.00%     $26,842     6.00%
  Total Risk-Based Capital      68,115    15.23%      35,789     8.00%      44,737    10.00%
  Tier-1 Leverage Capital       62,454     9.00%      27,754     4.00%      34,692     5.00%
---------------------------------------------------------------------------------------------

                 Merchants Bancshares, Inc. and Subsidiaries
                        Interest Management Analysis


(In thousands, taxable equivalent)               2000                   1999                   1998
-----------------------------------------------------------------------------------------------------------
                                          Interest     % of      Interest     % of      Interest     % of
                                          Income/     Average    Income/     Average    Income/     Average
                                          Expense     Assets     Expense     Assets     Expense     Assets
-----------------------------------------------------------------------------------------------------------
NET INTEREST INCOME:
  Total Interest Income, Including
   Fees on Loans                          $ 55,870     7.67%     $ 49,277     7.49%     $ 48,098     7.97%
  Interest Expense                          22,723     3.12        18,627     2.83        18,530     3.07
-----------------------------------------------------------------------------------------------------------
  Net Interest Income Before Provision
   for Possible Loan Losses                 33,147     4.55        30,650     4.66        29,568     4.90
  Provision for Possible Loan Losses          (622)   -0.09          (388)   -0.06        (1,737)   -0.29
-----------------------------------------------------------------------------------------------------------
  Net Interest Income                     $ 33,769     4.64%     $ 31,038     4.72%     $ 31,305     5.19%
===========================================================================================================

OPERATING EXPENSE ANALYSIS:
  Noninterest Expense
    Personnel                             $ 13,452     1.85%     $ 12,126     1.84%     $ 11,470     1.90%
    Occupancy and Equipments
     Expense                                 4,787     0.66         4,532     0.69         4,567     0.76
    Legal and Professional Fees              1,157     0.16         1,780     0.27         2,447     0.41
    Marketing                                1,120     0.15         1,151     0.18           957     0.16
    Other                                    6,178     0.85         5,161     0.78         4,773     0.79
-----------------------------------------------------------------------------------------------------------
  Total Noninterest Expense                 26,694     3.67        24,750     3.76        24,214     4.01
-----------------------------------------------------------------------------------------------------------
  Less Noninterest Income
    Service Charges on Deposits              3,627     0.50         3,024     0.46         2,756     0.46
    Other, Including Securities Gains        3,440     0.47         4,349     0.66         3,298     0.55
-----------------------------------------------------------------------------------------------------------
  Total Noninterest Income                   7,067     0.97         7,373     1.12         6,054     1.01
-----------------------------------------------------------------------------------------------------------
  Net Operating Expense                   $ 19,627     2.70%     $ 17,377     2.64%     $ 18,160     3.00%
===========================================================================================================

SUMMARY:
  Net Interest Income                     $ 33,769     4.64%     $ 31,038     4.72%     $ 31,305     5.19%
  Less: Net Operating Expense               19,627     2.70        17,377     2.64        18,160     3.00
-----------------------------------------------------------------------------------------------------------
  Profit Before Taxes-
   Taxable Equivalent Basis                 14,142     1.94        13,661     2.08        13,145     2.19
  Net Profit After Taxes                  $ 10,533     1.45%     $ 10,450     1.59%     $  9,822     1.63%
===========================================================================================================
TOTAL AVERAGE ASSETS                      $728,253               $657,523               $603,312
===========================================================================================================

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, this Annual Report on Form 10-K may contain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including, without limitation, (i) the fact that the Company's success is dependent to a significant extent upon general economic conditions in Vermont and Vermont's ability to attract new business, (ii) the fact that the Company's earnings depend to a great extent upon the level of net interest income (the difference between interest income earned on loans and investments and the interest expense paid on deposits and other borrowings) generated by the Bank and thus the Bank's results of operations may be adversely affected by increases or decreases in interest rates, (iii) the fact that the banking business is highly competitive and the profitability of the Company depends upon the Bank's ability to attract loans and deposits in Vermont, where the Bank competes with a variety of traditional banking and nontraditional institutions such as credit unions and finance companies, and (iv) the fact that at December 31, 2000, more than 50% of the Company's loan portfolio was comprised of commercial loans, exposing the Company to the risks inherent in financings based upon analyses of credit risk, the value of underlying collateral, including real estate, and other more intangible factors, which are considered in making commercial loans. Accordingly, the Company's profitability may be negatively impacted by errors in risk analyses, by loan defaults, and the ability of certain borrowers to repay such loans may be adversely affected by any downturn in general economic conditions. These factors, as well as general economic and market conditions, may materially and adversely affect the market price of shares of the Company's common stock. Because of these and other factors, past financial performance should not be considered an indicator of future performance. The forward-looking statements contained herein represent the Company's judgment as of the date of this Form 10-K, and the Company cautions readers not to place undue reliance on such statements.

The following discussion and analysis of financial condition and results of operations of the Company and its subsidiaries for the three years ended December 31, 2000, should be read in conjunction with the consolidated financial statements and notes thereto and selected statistical information appearing elsewhere in this Form 10-K. The information is discussed on a fully taxable equivalent basis. The financial condition and operating results of the Company essentially reflect the operations of its principal subsidiary, the Bank.

RESULTS OF OPERATIONS: OVERVIEW

The Company realized net income of $10.53 million for the year ended December 31, 2000, an increase of $83 thousand from 1999. Income before non-recurring income and expenses, loan recoveries and amortization of intangibles for 2000 increased 9.2 percent to $10.61 million, or diluted earnings of $2.52 per share compared to $9.71 million or $2.21 per share for 1999. One-time charges and credits that influenced 2000 earnings included recoveries on previously charged down loans of $622 thousand which were credited to income through the provision for loan losses. The Bank also incurred a $103 thousand prepayment penalty associated with the early pay-off of $5.03 million in long term FHLB debt during 2000. Amortization of intangibles increased $350 thousand from $276 thousand in 1999 to $626 thousand in 2000. One-time charges and credits that influenced 1999 earnings included a recovery, net of expenses, in conjunction with certain legal matters totaling $749 thousand. The Bank also realized recoveries related to previously charged off loans and gains pursuant to the sale of certain foreclosed real estate totaling $748 thousand during 1999.

Basic earnings per share were $2.50, $2.39 and $2.22 for the years ended December 31, 2000, 1999 and 1998, respectively. Diluted earnings per share were $2.49, $2.39 and $2.21 for the years ended December 31, 2000, 1999 and 1998, respectively. The Company declared and distributed total dividends of $.98 per share during 2000. In January 2001 the Company declared a dividend of $0.33 per share.

Net income as a percentage of average equity capital was 16.12%, 16.72% and 17.46% for 2000, 1999 and 1998, respectively. The ten-year average return on equity was 8.62% at December 31, 2000. Net income as a percentage of average assets was 1.45%, 1.59% and 1.63% in 2000, 1999 and 1998, respectively. The ten-year average return on assets was .69% at December
31, 2000.

NET INTEREST INCOME

Net interest income increased by $2.5 million (8.1%) from 1999 to 2000. Total interest and dividend income increased $6.6 million (13.4%), and total interest expense increased by $4.1 million (22%). The increase in net interest income is primarily attributable to an overall increase in the size of the Company's balance sheet. Total average interest earning assets increased by $68.1 million from 1999 to 2000, while total average interest bearing liabilities increased by $59.9 million during the same period. Balances of average interest earning assets and average interest bearing liabilities, and related interest income and expense were impacted by the purchase, in late 1999, of two branches located in Bellows Falls and Rutland, Vermont. The Bank acquired approximately $38.7 million in deposits and $34.7 million in loan balances in connection with the branch acquisition. The Bank continued to experience margin compression resulting from the interest rate environment during 2000. The Bank's net interest margin decreased 14 basis points over the course of 2000. The rate on interest earning assets increased 14 basis points over the course of the year, from 8.03% for 1999 to 8.17% for 2000; and the rate on average interest bearing liabilities increased 31 basis points during the same period from 3.68% for 1999 to 3.99% for 2000. These changes have resulted in a decrease in the interest rate spread of 17 basis points. The average interest rate earned on the loan portfolio increased from 8.74% in 1999 to 8.86% in 2000, while the average balances of loans increased $43.0 million. The Bank's fees on loans continued to decrease in 2000; decreasing $270 thousand from 1999 to 2000, as the Bank continued to hold most of its originated mortgages in portfolio rather than sell them in the secondary market. Management believes the retention of these credits in portfolio, while decreasing servicing revenue, will result in higher interest revenue than could be earned in the Bank's investment portfolio. The average balance of the investment portfolio increased by $23.1 million during 2000. The Bank's growth strategy is focused on gathering low-cost deposits as efficiently as possible, keeping the Company's cost of funds low. This deposit driven strategy results in a higher-yielding, lower-risk balance sheet. Instead of stretching for higher risk loans, the Bank deploys excess funds in its investment portfolio. The average interest rate on those investments increased by 24 basis points from 1999 to 2000.

Average interest bearing deposits increased by $66.6 million during 2000, and the average rate on those deposits increased 36 basis points, from 3.60% to 3.96%. The increase in rates paid on deposits is primarily attributable to the overall higher interest rate environment during the year. Average balances in Savings, Money Market and NOW accounts increased by $54.2 million, at an average interest rate for 2000 of 3.48%, while average balances in higher cost time deposits increased by $12.4 million, at an average interest rate of 5.11% for 2000.

Net interest income increased by $1.1 million (3.7%) from 1998 to 1999. Total interest and dividend income increased $1.2 million (2.5%), and total interest expense increased by $97 thousand (.5%). The increase in net interest income was primarily attributable to an overall increase in the size of the Company's balance sheet. Total average interest earning assets increased by $47.8 million from 1998 to 1999, and total average interest bearing liabilities increased by $49.4 million during the same period. Approximately $5.1 million of the increase in average interest earning assets and $5 million of the increase in average interest bearing liabilities was due to the branch acquisition. The rate on interest earning assets decreased 47 basis points over the course of the year, from 8.50% for 1998 to 8.03% for 1999; and the rate on average interest bearing liabilities decreased 37 basis points during the same period from 4.05% for 1998 to 3.68% for 1999. The average interest rate earned on the loan portfolio decreased from 9.41% in 1998 to 8.74% in 1999, while the average balances of loans increased $33.5 million. The decrease in the average loan rate is attributable to an overall lower interest rate environment during the early part of 1999 as compared to 1998, the changing mix of the loan portfolio and continuing decreases in fees charged relating to lending activities. The Bank's fees on loans continued to decrease in 1999; decreasing $333 thousand from 1998 to 1999. The Bank continues to deploy excess funds in its investment portfolio, the average balance of which increased by $18.7 million. The average interest rate on those investments decreased by five basis points from 1998 to 1999.

The following table presents the condensed annual average balance sheets for 2000, 1999, and 1998. The total dollar amount of interest income from assets and the subsequent yields are calculated on a taxable equivalent basis.

                         Merchants Bancshares, Inc.
        Distribution of Assets, Liabilities and Stockholders' Equity;
                  Interest Rates and Interest Differential


                                                 2000                            1999                            1998
----------------------------------------------------------------------------------------------------------------------------------
Taxable Equivalent                              Interest   Average              Interest   Average              Interest   Average
(In thousands)                       Average    Income/     Yield/   Average    Income/     Yield/   Average    Income/     Yield/
ASSETS:                              Balance    Expense      Rate    Balance    Expense      Rate    Balance    Expense      Rate
----------------------------------------------------------------------------------------------------------------------------------

Investment Securities:
  U.S. Treasury and Agencies         $178,709   $11,806     6.61%    $164,831   $10,627     6.45%    $165,071   $10,728     6.50%
  Other, Including FHLB Stock          31,259     2,198     7.03%      22,078     1,390     6.30%       3,098       161     5.20%
----------------------------------------------------------------------------------------------------------------------------------
      Total Investment Securities     209,968    14,004     6.67%     186,909    12,017     6.43%     168,169    10,889     6.48%
----------------------------------------------------------------------------------------------------------------------------------

Loans, Including Fees on Loans:
  Commercial                           75,908     7,366     9.70%      70,935     6,465     9.11%      67,609     7,017    10.38%
  Real Estate                         377,785    32,372     8.57%     340,330    29,099     8.55%     309,534    28,095     9.08%
  Consumer                             14,605     1,740    11.91%      14,054     1,611    11.46%      14,671     1,759    11.99%
----------------------------------------------------------------------------------------------------------------------------------
      Total Loans (a) (b) (c)         468,298    41,478     8.86%     425,319    37,175     8.74%     391,814    36,871     9.41%
----------------------------------------------------------------------------------------------------------------------------------

Federal Funds Sold, Securities Sold
 Under Agreements to Repurchase
 and Interest Bearing Deposits
 with Banks                             3,782       238     6.29%       1,718        85     4.95%       6,143       338     5.50%
----------------------------------------------------------------------------------------------------------------------------------
      Total Earning Assets            682,048    55,720     8.17%     613,946    49,277     8.03%     566,126    48,098     8.50%
----------------------------------------------------------------------------------------------------------------------------------

Reserve for Possible Loan Losses      (10,880)                        (11,377)                        (14,790)
Cash and Due From Banks                26,847                          22,719                          21,115
Premises and Equipment                 13,006                          12,852                          13,358
Other Assets                           17,232                          19,383                          17,503
----------------------------------------------------------------------------------------------------------------------------------
      Total Assets                   $728,253                        $657,523                        $603,312
==================================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest Bearing Deposits:
Savings, Money Market & NOW
 Accounts                            $393,736   $13,700     3.48%    $339,520   $10,171     3.00%    $285,489   $ 9,175     3.21%
Time Deposits                         162,663     8,315     5.11%     150,239     7,452     4.96%     159,430     8,573     5.38%
----------------------------------------------------------------------------------------------------------------------------------
      Total Interest Bearing
       Deposits                       556,399    22,015     3.96%     489,759    17,623     3.60%     444,919    17,748     3.99%
----------------------------------------------------------------------------------------------------------------------------------

Federal Funds Purchased                   942        62     6.58%       1,408        74     5.26%         730        42     5.75%
Demand Notes Due U.S. Treasury          1,921       113     5.88%       1,821        87     4.78%       1,939       100     5.16%
Other Short-Term Borrowings             5,455       336     6.16%       7,205       376     5.22%       2,986       170     5.69%
Long-Term Debt (d)                      2,063        95     4.60%       6,649       467     7.02%       6,890       470     6.82%
----------------------------------------------------------------------------------------------------------------------------------
      Total Interest Bearing
       Liabilities                    566,780    22,621     3.99%     506,842    18,627     3.68%     457,464    18,530     4.05%
----------------------------------------------------------------------------------------------------------------------------------

Demand Deposits                        88,230                          81,600                          80,541
Other Liabilities                       7,913                           6,590                           9,064
Stockholders' Equity                   65,330                          62,491                          56,243
----------------------------------------------------------------------------------------------------------------------------------

      Total Liabilities &
       Stockholders' Equity          $728,253                        $657,523                        $603,312
==================================================================================================================================
Net Interest Income (a)                         $33,099                         $30,650                         $29,568
==================================================================================================================================
Yield Spread                                                4.18%                           4.35%                           4.45%
==================================================================================================================================
NET INTEREST INCOME
 TO EARNING ASSETS                                          4.85%                           4.99%                           5.22%
==================================================================================================================================

--------------------
(a) Tax exempt interest has been converted to a tax equivalent basis using the Federal tax rate of 34%.
(b)   Includes principal balance of non-accrual loans and fees on loans.
(c) Excludes $150 of interest received as part of recoveries on certain previously charged-off loans.
(d) Excludes prepayment fee of $103 related to the early repayment of certain long-term debt.

The following table sets forth, for each major category of interest earning assets and interest bearing liabilities, the dollar amounts of fully taxable equivalent interest income and interest expense and changes therein for 2000 as compared with 1999.

                         Merchants Bancshares, Inc.
     Analysis of Changes in Fully Taxable Equivalent Net Interest Income


                                                                    2000 vs 1999
-----------------------------------------------------------------------------------------------------
                                                                                       Due to (a)
                                                                      Increase     ------------------
(In thousands)                                  2000       1999      (Decrease)    Volume      Rate
-----------------------------------------------------------------------------------------------------
Fully Taxable Equivalent Interest Income:
  Loans (b) (c)                                $41,478    $37,175     $ 4,303      $3,807    $   496
  Investments                                   14,004     12,017       1,987       1,538        449
  Federal Funds Sold, Securities Sold Under
   Agreements to Repurchase and Interest
   Bearing Deposits with Banks                     238         85         153         130         23
-----------------------------------------------------------------------------------------------------
      Total Interst Income                      55,720     49,277       6,443       5,475        968
-----------------------------------------------------------------------------------------------------
Less Interest Expense:
  Savings, Money Market & NOW
   Accounts                                     13,700     10,171       3,529       1,886      1,643
  Time Deposits                                  8,315      7,452         863         635        228
  Federal Funds Purchased                           62         74         (12)        (31)        19
  Demand Note-U.S. Treasury                        113         87          26           6         20
  Debt and Other Borrowings (d)                    431        843        (412)       (319)       (93)
-----------------------------------------------------------------------------------------------------
      Total Interst Expense                     22,621     18,627       3,994       2,177      1,817
-----------------------------------------------------------------------------------------------------
      Net Interest Income                      $33,099    $30,650     $ 2,449      $3,298    $  (849)
====================================================================================================


                                                                    1999 vs 1998
-----------------------------------------------------------------------------------------------------
                                                                                       Due to (a)
                                                                      Increase     ------------------
(In thousands)                                  2000       1999      (Decrease)    Volume      Rate
-----------------------------------------------------------------------------------------------------
Fully Taxable Equivalent Interest Income:
Fully Taxable Equivalent Interest Income:
  Loans (b)                                    $37,175    $36,871     $   304      $2,929    $(2,625)
  Investments                                   12,017     10,889       1,128       1,205        (77)
  Federal Funds Sold, Securities Sold Under
   Agreements to Repurchase and Interest
   Bearing Deposits with Banks                      85        338        (253)       (219)       (34)
-----------------------------------------------------------------------------------------------------
      Total Interst Income                      49,277     48,098       1,179       3,915     (2,736)
-----------------------------------------------------------------------------------------------------
Less Interest Expense:
  Savings, Money Market & NOW
   Accounts                                     10,171      9,175         996       1,619       (623)
  Time Deposits                                  7,452      8,573      (1,121)       (456)      (665)
  Federal Funds Purchased                           74         42          32          36         (4)
  Demand Note-U.S. Treasury                         87        100         (13)         (6)        (7)
  Debt and Other Borrowings                        843        640         203         203          -
-----------------------------------------------------------------------------------------------------
      Total Interst Expense                     18,627     18,530          97       1,396     (1,299)
-----------------------------------------------------------------------------------------------------
      Net Interest Income                      $30,650    $29,568     $ 1,082      $2,519    $(1,437)
====================================================================================================

--------------------
(a) The dollar amount of changes in interest income and interest expense attributable to changes in rate and volume has been allocated between rate and volume based upon the changes in rates times the first year's volume and the changes in volume times the current year's rate.
(b) Includes principal balances of non-accrual loans, and fees on loans totaling $966, $1,236 and $1,570 for the years ended December 31, 2000, 1999 and 1998, respectively.
(c) Excludes $150 of interest received as part of recoveries on certain previously charged-off loans.
(d) Excludes prepayment fee of $103 related to the early repayment of certain long-term debt.

RESERVE FOR POSSIBLE LOAN LOSSES

The Bank continued to have success at recovering previously charged off obligations during 2000. Over the course of 1999 and 2000 the Bank recorded $388 thousand and $622 thousand, respectively, in individual recoveries on obligations, which were previously charged off, as a negative loan loss provision. It is the Bank's practice to record significant recoveries as an offset to the loan loss provision in the income statement. In the fourth quarter of 1998, the Bank recorded a $1.6 million negative provision for possible loan losses resulting in an overall negative provision of $1.7 million for 1998. The 1998 reduction of the loan loss reserve was primarily the result of an internal review of the Bank's loan loss reserve requirement, which considered the changing mix and improved quality of the loan portfolio, the impact of conservative underwriting standards implemented in prior periods, general economic conditions, and the resolution of a significant troubled credit. For a more detailed discussion of the Bank's reserve for possible loan losses see "Credit Quality and Reserve for Possible Loan Losses".

NONINTEREST INCOME AND EXPENSES

Excluding litigation settlement proceeds of $1.3 million in 1999 (for more information on the Company's litigation see Part I, Item 3 - "Legal Proceedings"), Total noninterest income increased $1.02 million from 1999 to 2000. Service charges on deposits increased $603 thousand from 1999 to 2000. The principal components of service charges on deposits are overdraft fee income and monthly service charge revenue. Overdraft income increased $640 thousand, from $1.57 million in 1999 to $2.21 million in 2000, primarily a result of increased volumes of accounts as the Bank continued to market its highly successful FreedomLYNX(R) checking account. Monthly service charge revenue continued to decrease during the year, decreasing by $127 thousand, also primarily a result of the success of the Bank's FreedomLYNX(R) account, which generally charges no monthly fees. The average interest cost for the Bank's FreedomLYNX(R) accounts at December 31, 2000 was approximately 1.35% and the average balance maintained by the customer is higher than a regular checking account. This account is representative of a strategic decision made by the Bank to de-emphasize fee income in favor of collecting low interest checking account balances, which is expected to increase interest margin income over time. Other noninterest income increased by $446 thousand primarily due to increased ATM and debit card transaction volumes and resultant fees.

Total noninterest expenses increased $1.94 million from 1999 to 2000. Salaries and wages increased $962 thousand from 1999 to 2000. The Bank completed its purchase of its two new locations in Rutland and Bellows Falls, Vermont , during the fourth quarter of 1999 resulting in the addition of 11 new full-time equivalent employees (See "Branch Acquisition"). Additionally, the Bank has experienced higher wage and incentive costs as a result of its successful sales efforts and overall increased profitability of its core activities. The Company continued its incentive program during 2000. The program is designed to compensate employees based on their individual performance, as well as the performance of their division. The program for 2000 focused on increased sales and overall Bank performance for employees in the Bank's service center, and on increased sales and individual branch and portfolio profitability in the branches and corporate banking divisions. Employee benefit costs have increased $364 thousand during 2000. The Bank has experienced large increases in its costs for employee health insurance, the total increase for 2000 was $242 thousand.

Occupancy and equipment expense increased slightly from 1999 to 2000, while legal and professional fees decreased by $623 thousand, largely due to decreases in expenses incurred by the Bank in connection with the litigation described in Part I, Item 3-"Legal Proceedings". Other noninterest expenses increased $903 thousand during 2000. This increase is attributable to the Bank's amortization of the core deposit intangible created in conjunction with the branch purchase mentioned above. Core deposit intangible amortization, a component of other noninterest expenses, increased $350 thousand for the twelve months ended December 31, 2000. Additionally, the Bank converted to a document imaging system during 2000. The Bank had to order many new "image-friendly" forms during the year, resulting in a $173 thousand increase in the cost of supplies during 2000.

Excluding certain litigation settlement proceeds of $1.3 million in 1999 and $120 thousand in 1998 (for more information on the Company's litigation see Part I, Item 3- "Legal Proceedings"), and gains on sales of investment securities of $44 thousand in 1998, noninterest income increased $157 thousand from 1998 to 1999. Service charges on deposits increased $268 thousand from 1998 to 1999. The increase is primarily a result of increases in the Bank's overdraft charges. The increase in the overdraft charges took effect May 1, 1999; net overdraft revenue for 1999 was $390 thousand higher than 1998. This increase was offset by continued decreases in the Bank's monthly deposit service charge revenue, which decreased by $145 thousand from 1998 to 1999. Other noninterest income decreased by $123 thousand from 1998 to 1999. The Bank sold loans totaling $15.1 million during 1998 and recognized a gain of $213 thousand on that sale; there were no gains on loan sales during 1999. This decrease in revenue was offset by increased ATM and debit card income. The Bank implemented an ATM surcharge for non-bank customers during the fourth quarter of 1998. ATM and debit card fees were $181 thousand higher in 1999 compared to 1998. The Bank changed its reporting for its merchant credit card portfolio during 1999. The credit card merchant discount fee income is presented net of assessment expenses, and is included as a component of the "Other" line item in the non-interest income section of the Consolidated Statement of Operations. All previous periods have been reclassified for consistency.

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

The Company recognized $1.2 million in low-income housing tax credits as a reduction in the provision for income taxes during 2000 and $1.5 million during 1999. As of December 31, 2000, the Company has a cumulative deferred prepaid tax asset of approximately $3.3 million arising from timing differences between the Company's book and tax reporting. The prepaid tax asset is included in other assets.

BRANCH ACQUISITION

On October 29, 1999, the Bank purchased branches, located in Bellows Falls, Vermont, and Rutland, Vermont, from Chittenden Corporation. The purchase was made in connection with the branch divestiture required by federal regulators with respect to Chittenden Corporation's completed merger with Vermont Financial Services Corporation, the parent company of Vermont National Bank. The transaction included two branches, one remote ATM site, approximately $38.5 million in deposits, $20.8 million in commercial loans, $13.6 million in residential and consumer loans, and certain fixed assets associated with the branches. The Bank paid a deposit premium of 3.2% and the assets were purchased at book value. A core deposit intangible asset of $1.6 million was created in connection with the transaction, which is being amortized over seven years on an accelerated basis. The Bank has expanded the remote ATM site located on Woodstock Avenue in Rutland to a drive-through facility staffed by a Bank employee. The Bank anticipated, and experienced, some run-off in the newly acquired loans and deposits. Year-end deposit balances in the two new locations were $35.1 million, year-end commercial loans were $11.1 million, and residential and consumer loans were $13.3 million. Approximately $3 million of the decrease in deposits was attributable to the Bank's cash management sweep product, where customer balances are swept daily to an off balance sheet investment product. Approximately $8.3 million of the decrease in loans was due to the loss of one large relationship.

BALANCE SHEET ANALYSIS

The Company's year-end balance sheet grew $45 million (6.4%) during 2000, while the Company's earning assets increased by $38.4 million (5.9%) from $656.2 million to $694.6 million. The investment portfolio grew by $10.5 million (5.2%) as the Bank continued to redeploy excess funds into its investment portfolio, and the loan portfolio increased by $24.8 million (5.5%). The composition of the Bank's loan portfolio is shown in the following table:


                                                     As of December 31,
      Type of Loan                  2000        1999        1998        1997        1996
      ------------------------------------------------------------------------------------
                                                       (In thousands)
      Commercial, Financial &
       Agricultural               $ 76,228    $ 72,333    $ 63,953    $ 73,523    $ 61,091
      Real Estate-Construction       9,511      12,701       8,091       8,695       3,420
      Real Estate-Commercial       188,699     171,988     170,892     181,018     203,002
      Real Estate-Residential      188,403     180,906     147,348     111,270     104,355
      Installment                   15,082      15,313      14,676      15,450      14,831
      All Other Loan                   566         451         532         432         534
      ------------------------------------------------------------------------------------
                                  $478,489    $453,692    $405,492    $390,388    $387,233
      ====================================================================================

The Bank monitors loan concentrations by individual borrowers, industries and loan types. As part of the annual credit policy review process, targets are set by loan type for the total portfolio. Over the past five years, the Bank has diversified the loan portfolio and achieved a more balanced mix of loan types. Generally speaking, this has reduced exposure to commercial mortgages and increased residential mortgage loan balances. The Bank's portfolio mix at December 31, 2000, is approximately 16% commercial, 40% commercial real estate, and 40% residential real estate, with the balance in other loan types. This target mix was first achieved during 1999. As loan balances increased during the past year there were minor shifts in the percentage make-up, however the desired level of diversification was maintained.

In addition, the Bank introduced its new CommerceLYNX(TM) program during 1999. CommerceLYNX(TM), directed at the small business community, is a package of business banking services, including low cost electronic checking, investment accounts, and a streamlined credit application. The Bank's philosophy of simplifying product offerings and minimizing fees has been applied to this program. Branch presidents are trained to offer this service, leading with the introduction of small business financing options and emphasizing the value of utilizing the efficient transaction accounts. CommerceLYNX(TM) was tested in seven pilot markets throughout Vermont. The program was enhanced and streamlined during 2000 to reflect market feedback and the arrival of technology options, and has been expanded to include all 34 branches and 11 corporate banking officers. The Bank also continues to participate in the U.S. Small Business Administration guaranteed loan program. In 2000, the Bank's Asset and Liability Management Committee ("ALCO") continued the strategy of holding most of its originated loans in portfolio instead of selling them on the secondary market. The Bank currently services $90.1 million in residential mortgage loans for other investors such as federal government agencies (FNMA and FHLMC) and financial investors.

Year-end commercial mortgage balances were $1.1 million higher at December 31, 1999, than at December 31, 1998. After netting out the $4.0 million in commercial mortgages acquired in conjunction with the branch purchase from the Chittenden Corporation, the commercial mortgage portfolio decreased by $2.9 million from 1998 to 1999. This change reflected the Bank's continuing strategy to diversify the loan portfolio. The Bank's commercial loan portfolio was $8.4 million higher at the end of 1999 than at the end of 1998. Excluding the $7.1 million in commercial loans acquired in conjunction with the branch purchase from the Chittenden Corporation, the commercial loan portfolio increased by $1.2 million.

The following table presents the distribution of the varying maturities or repricing opportunities of the loan portfolio at December 31, 2000.


                                                     Over One
                                         One Year    Through     Over Five
      Type of Loan                       Or Less     5 Years       Years       Total
      --------------------------------------------------------------------------------
      (In thousands)
      Commercial Loans, Industrial
       Revenue Bonds, Lease Financing
       and All Other Loans               $ 32,745    $ 33,761    $ 10,272     $ 76,778
      Real Estate Loans                    88,151     141,746     158,089      387,986
      Installment Loans                     4,114       4,380       5,231       13,725
      --------------------------------------------------------------------------------
                                         $125,010    $179,887    $173,592     $478,489
      ================================================================================

Loans maturing or repricing after one year which have predetermined interest rates totaled $342.0 million. Loans maturing or repricing after one year which have floating or adjustable interest rates totaled $2.0 million.

The Company's interest bearing liabilities increased $34.5 million (6.3%) from $544.5 million to $579.0 million during 2000. The Bank's Savings, NOW and Money Market Accounts increased $39.0 million from $370 million at year end 1999 to $409 million at year-end 2000, while the Bank's time deposits increased $5.6 million from $157.2 million at year end 1999 to $162.8 million at year end 2000. The Bank continues to target its marketing toward obtaining low cost transactional accounts. During 2000 the Bank continued its FreedomLYNX(R) direct mail campaign, and now offers the account free for life. Additionally, the Bank continued to market its new MoneyLYNX(TM) and CommerceLYNX(TM) money market accounts. The balances pay interest at competitive rates based on a tiered balance structure. The average cost of funds on these money market balances at December 31, 2000, was 4.91%. Balances in these accounts totaled $192 million at year-end 2000 versus $138 million at year-end 1999. Balances in the Bank's FreedomLYNX(R) accounts continue to increase, with balances of $67.1 million at December 31, 2000, versus $46.8 million at December 31, 1999. The FreedomLYNX(R) account bears interest at a slight premium to the NOW rate on balances over $1,500 and requires no minimum balance, the average cost of these funds at year-end was 1.35%. The Bank introduced its new TimeLYNX(TM) product in late 1999; this product allows the customer, subject to certain restrictions, to make deposits to and withdrawals from their certificate of deposit prior to maturity. Balances in the Bank's TimeLYNX(TM) account at December 31, 2000, totaled $11.9 million.

The Company's interest bearing liabilities increased by $64.4 million (13.4%) from $480.1 million to $544.5 million during 1999. $30.8 million of this change is a result of the branch purchase. Excluding this branch purchase the Bank's Savings, NOW and Money Market Accounts increased by $42.9 million from $310 million at year end 1998 to $353 million at year-end 1999, while the Bank's time deposits decreased by $11.1 million from $154.5 million at year end 1998 to $143.4 million at year end 1999. The Bank continued to market its FreedomLYNX(R) new MoneyLYNX(TM) and CommerceLYNX(TM) money market accounts. The balances pay interest at competitive rates based on a tiered balance structure. The average cost of funds on these money market balances at December 31, 1999, was 4.46%. Balances in these accounts totaled $138 million at year-end 1999 versus $51 million at year-end 1998. Balances in the Bank's FreedomLYNX(R) accounts continue to increase, with balances of $46.8 million at December 31, 1999, versus $19.8 million at December 31, 1998. The FreedomLYNX(R) account bears interest at a slight premium to the NOW rate on balances over $1,500 and requires no minimum balance, the average cost of these funds at year-end was 1.38%. The Bank introduced its new TimeLYNX(TM) product in late 1999; this product allows the customer, subject to certain restrictions, to make deposits to and withdrawals from their certificate of deposit prior to maturity.

The following schedule shows the average balances of various classifications of deposits:


      (In thousands)                  2000        1999        1998
      --------------------------------------------------------------
      Demand Deposits               $ 88,230    $ 81,600    $ 80,541
      Savings, Money Market and
       Now Accounts                  393,736     339,520     285,489
      Time Deposits $100,000 and
       Greater                        28,146      23,469      24,130
      Other Time Deposits            134,517     126,771     135,300
      --------------------------------------------------------------
      Total Average Deposits        $644,629    $571,360    $525,460
      ==============================================================

Time Deposits $100 thousand and greater at December 31, 2000, had the following schedule of maturities:


      (In thousands)
      -------------------------------
      Three Months or Less    $ 5,830
      Three to Six Months       8,412
      Six to Twelve Months      3,877
      Over Twelve Months        8,138
      Over Five Years               -
      -------------------------------
                              $26,257
      ===============================

CREDIT QUALITY AND RESERVE FOR POSSIBLE LOAN LOSSES

Improving credit quality has been a major strategic focus of the Bank since 1994. The success of this effort is evidenced by the Bank's aggressive reduction in the level of problem assets over the past six years. The following table summarizes the Bank's nonperforming assets (NPAs) as of December 31, 1996, through December 31, 2000. Nonperforming assets were up slightly at December 31, 2000. The increase was primarily due to the transfer of one commercial real estate loan relationship ($1.6 million outstanding) to nonaccrual. In general, however, loan quality remained strong, with year end delinquencies totaling 0.10% of total loans, down from 0.38% at December 31, 1999.


(In thousands)                        2000       1999       1998       1997       1996
---------------------------------------------------------------------------------------
Nonaccrual Loans                     $3,240     $2,800     $2,103     $2,686     $4,091
Loans Past Due 90 Days or
 More and Still Accruing                 52        199        170        403        216
Restructured Loans                      214        689        320        215      2,403
---------------------------------------------------------------------------------------
      Total Nonperforming Loans:      3,506      3,688      2,593      3,304      6,710
---------------------------------------------------------------------------------------
Other Real Estate Owned                 377        133        470        591      1,925
---------------------------------------------------------------------------------------
      Total Nonperforming Assets:    $3,883     $3,821     $3,063     $3,895     $8,635
=======================================================================================
NPL to Total Loans                     0.73%      0.81%      0.64%      0.85%      1.70%
NPA to Total Loans plus OREO           0.81%      0.84%      0.75%      1.00%      2.20%
---------------------------------------------------------------------------------------

Excluded from the 2000 balances above are approximately $4.6 million of internally classified loans. Management believes that these loans have well-defined weaknesses which, if left unattended, could lead to collection problems. Management maintains an internal listing, which includes these loans, which is reviewed and updated monthly. The oversight process on these loans includes an active risk management approach. A management committee reviews the status of these loans each quarter and determines or confirms the appropriate risk rating and accrual status. The findings of this review process are instrumental in determining the adequacy of the loan loss reserve.

Discussion of 2000 Events affecting Nonperforming Assets

Historically, the Bank has worked closely with borrowers to collect obligations and pursued more vigorous collection efforts where necessary. The Bank's Credit Department and Loan Workout functions provide resources to address collection strategies for nonperforming assets.


(In thousands)              12-31-00    9-30-00    6-30-00    3-31-00    12-31-99
---------------------------------------------------------------------------------
Nonaccrual Loans             $3,240     $3,261     $1,995     $3,573      $2,800

Loans Past Due 90 Days or
 More and still Accruing         52         93         70        123         199
Restructured Loans              214        217        310        399         689
Other Real Estate Owned         377        444        172        125         133
---------------------------------------------------------------------------------
      Total                  $3,883     $4,015     $2,547     $4,220      $3,821
=================================================================================

Significant events affecting nonperforming assets are discussed below.

Nonaccrual Loans

Nonaccrual loans increased from $2.8 million at December 31, 1999 to $3.2 million at December 31, 2000. While one commercial real estate relationship ($1.1 million) was removed from nonaccrual during 2000 when the loan relationship was sold, the addition of two relationships totaling $2.0 million to nonaccrual during the year resulted in a net increase in this category. During 2000 management identified approximately $4.3 million in loans it perceived as having certain risks, which were transferred to nonaccrual status. These transfers were offset by continued resolution of nonaccrual accounts. Approximately $400 thousand in loans were returned to accrual status; principal payments of approximately $1.3 million were collected; nonaccruing loans totaling approximately $1.1 million were sold; and charge-offs further decreased the balance of nonaccruing loans.

Loans Past Due 90 Days or More and Still Accruing Interest

The Bank generally places loans that become 90 or more days past due in nonaccrual status. If, in the opinion of management, the ultimate collectibility of principal and interest is assured, loans may continue to accrue interest and be left in this category. Included in this category are loans which have reached maturity and have not been renewed on a timely basis, for reasons other than financial capacity to pay. Balances of loans 90 or more days past due decreased $147 thousand from year-end 1999 to year-end 2000, to $52 thousand

Restructured Loans

Restructured loans decreased from $689 thousand at December 31, 1999, to $214 thousand at December 31, 2000. The decrease was primarily attributable to loan sales, the SBA repurchasing the guarantee on one loan, and transfer to Other Real Estate Owned ("OREO") of another relationship.

Other Real Estate Owned

The Bank continues to aggressively market OREO. The balance of OREO increased from $133 thousand at December 31, 1999, to $377 thousand at December 31, 2000. During the year $72 thousand in loan balances and $247 thousand of Bank owned buildings were transferred to OREO, offset by sale proceeds of $93 thousand during 2000, which included $44 thousand in gains.

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

Loan Portfolio Monitoring

The Bank's Board of Directors grants each loan officer the authority to originate loans on behalf of the Bank, subject to certain limitations. The Board of Directors also establishes restrictions regarding the types of loans that may be granted and the distribution of loan types within the Bank's portfolio, and sets loan authority limits for each lender. These authorized lending limits are reviewed at least annually and are based upon the lender's knowledge and experience. Loan requests that exceed a lender's authority require the signature of the Bank's credit division manager, senior loan officer, and/or the Bank's President. All extensions of credit of $2.5 million or greater to any one borrower, or related party interest, are reviewed and approved by the Loan Committee of the Bank's Board of Directors.

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

All loan officers are required to service their loan portfolios and account relationships. As necessary, loan officers or the loan workout function take remedial actions to assure full and timely payment of loan balances.

Reserve for Possible Loan Losses

The Reserve for Possible Loan Losses ("RPLL") is based on management's estimate of the amount required to reflect the risks in the loan portfolio, based on circumstances and conditions known at each reporting date. The Bank reviews the adequacy of the RPLL at least quarterly. Factors considered in evaluating the adequacy of the reserve include previous loss experience, current economic conditions and their effect on the borrowers, the performance of individual loans in relation to contract terms and estimated fair values of properties to be foreclosed. The method used in determining the amount of the RPLL is not based on maintaining a specific percentage of RPLL to total loans or total nonperforming assets. Rather, the methodology is a comprehensive analytical process of assessing the credit risk inherent in the loan portfolio. This assessment incorporates a broad range of factors, which indicate both general and specific credit risk. Losses are charged against the RPLL when management believes that the collectibility of principal is doubtful. To the extent management determines the level of anticipated losses in the portfolio has significantly increased or diminished, the RPLL is adjusted through current earnings. As part of the Bank's analysis of specific credit risk, detailed and extensive reviews are done on larger credits and problematic credits identified on the watched asset list, nonperforming asset listings and internal credit rating reports. Loans deemed impaired at December 31, 2000, totaled $3.7 million. Impaired loans have been allocated $0.7 million of the RPLL.

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

Loan Losses and Reserve for Possible Loan Losses Reconciliation
December 31, 2000


(In thousands)                           2000         1999         1998         1997         1996
---------------------------------------------------------------------------------------------------
Average Loans Outstanding              $468,298     $425,319     $391,814     $394,289     $406,514
RPLL Beginning of Year                   11,189       11,300       15,831       15,700       16,234
Charge-Off :
  Commercial, Lease Financing
   and all Other Loans                     (637)        (363)        (685)        (483)        (907)
  Real Estate - Construction                  0            0          (18)         (78)        (602)
  Real Estate - Mortgage                   (192)        (347)      (3,042)        (763)      (3,205)
  Installment & Credit Cards               (154)        (164)        (190)        (372)        (405)
---------------------------------------------------------------------------------------------------
      Total Loans Charged Off              (983)        (874)      (3,935)      (1,696)      (5,119)
---------------------------------------------------------------------------------------------------
Recoveries:
  Commercial, Lease Financing
   and all Other Loans                      743          822          554          615          391
  Real Estate - Construction                  0          150            -            -           63
  Real Estate - Mortgage                    116           92          451        2,996          856
  Installment & Credit Cards                 51           87          136           78          125
---------------------------------------------------------------------------------------------------
      Total Recoveries                      910        1,151        1,141        3,689        1,435
---------------------------------------------------------------------------------------------------
Net Loan (Charge-Offs) Recoveries           (73)         277       (2,794)       1,993       (3,684)
---------------------------------------------------------------------------------------------------
Provision for Possible Loan Losses:
  Charged to Operations (1)                (622)        (388)      (1,737)      (1,862)       3,150
---------------------------------------------------------------------------------------------------
RPLL End of Year                       $ 10,494     $ 11,189     $ 11,300     $ 15,831     $ 15,700
===================================================================================================
RPLL to Total Loans                        2.19%        2.47%        2.79%        4.06%        4.05%
Net Loan (Charge-Offs)
 Recoveries to Average Loans              (0.02)%       0.07%       (0.71)%       0.51%       (0.91)%
---------------------------------------------------------------------------------------------------

--------------------
<F1>  The loan loss provision is charged to operating expense. When actual losses differ from these estimates, and if adjustments are considered necessary, they are reported in operations in the periods in which they become known.

As of December 31, 2000, the Company's reserve ratios were 270% of nonperforming assets and 2.19% of total loans. The unallocated portion of the RPLL increased to $1.4 million at December 31, 2000, from $548 thousand at December 31, 1999. The increase resulted primarily from a drop in the factors used to calculate the general reserve in 2000, as the Bank has moved further away from years of significant loan losses.

The level of the RPLL reflects management's current strategies and efforts to maintain the reserve at a level adequate to provide for loan losses based on an evaluation of known and inherent risks in the loan portfolio. Among the factors that management considers in establishing the level of the reserve are overall findings from an analysis of individual loans, the overall risk characteristics and size of the loan portfolio, past credit loss history, management's assessment of current economic and real estate market conditions and estimates of the current value of any underlying collateral.

The Company takes all appropriate measures to restore nonperforming assets to performing status or otherwise liquidate these assets in an orderly fashion so as to maximize their value to the Company. There can be no assurances that the Bank will be able to complete the disposition of nonperforming assets without incurring further losses, or that the Bank will continue to recognize substantial recoveries such as those received during 2000 and 1999.

RISK MANAGEMENT

Management and the Board of Directors of the Company are committed to sound risk management practices throughout the organization. The Company has developed and implemented a centralized risk management monitoring program. Risks associated with the Company's business activities and products are identified and measured as to probability of occurrence and impact on the Company (low, moderate, or high), and the control or other activities in place to manage those risks are identified and assessed. Periodically, department-level and senior managers re-evaluate and report on the risk management processes for which they are responsible. This documented program provides management with a comprehensive framework for monitoring the Company's risk profile from a macro perspective, while also serving as a tool for assessing internal controls over financial reporting as required under the FDIC Improvement Act.

Interest Rate Risk

Interest rate risk is the exposure to a movement in interest rates, which could affect the Company's net interest income. It is the responsibility of the Company's Asset/Liability Committee ("ALCO") to manage interest rate risk which arises naturally from imbalances in repricing, maturity and/or cash flow characteristics of the Company's assets and liabilities. Asset/liability management is governed by policies reviewed and approved annually by the Board of Directors. The ALCO, chaired by the Chief Financial Officer and composed of members of senior management, meets at least monthly to review and develop asset/liability management strategies and tactics. The ALCO is responsible for ensuring that the Board of Directors receives timely, accurate information regarding the Bank's interest rate risk position at least quarterly. Techniques used by the ALCO take into consideration the cash flow and repricing attributes of balance sheet and off-balance sheet items and their relation to possible changes in interest rates. The ALCO manages its interest rate exposure primarily by using on-balance sheet strategies, generally accomplished through the management of the duration, rate sensitivity and average lives of the Company's various investments, and by extending or shortening maturities of borrowed funds, as well as carefully managing and monitoring the pricing of deposits. The ALCO also uses off-balance sheet strategies, such as interest rate caps and floors, to help minimize the Bank's exposure to changes in interest rates. Through the use of computerized modeling systems, and with the assistance of outside consultants, the potential effect on the Company's net interest income of a possible 200 basis point change in interest rates, in rising and declining scenarios, is determined and evaluated by management. The Bank has established a target range for the change in net interest income, given a 200 basis point change in interest rates, of zero to 7.5%. As of December 31, 2000, through the use of such computer models, the change in net interest income for the 12 months ending December 31, 2001, from the Company's expected or "most likely" forecast is as follows:


                                  Net Interest
           Rate Change         Income Sensitivity
      -------------------------------------------
      Up 200 basis points            (3.70)%
      Down 200 basis points           4.80 %
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

As market conditions vary from those assumed in the sensitivity analysis, actual results will likely differ due to: the varying impact of changes in the balances and mix of loans and deposits differing from those assumed, the impact of possible off balance sheet hedging strategies, and other internal/external variables. Furthermore, the sensitivity analysis does not reflect all actions that ALCO might take in responding to or anticipating changes in interest rates.

The model used to perform the simulation assumes a parallel shift of the yield curve over twelve months and reprices every interest bearing asset and liability on the Bank's balance sheet. The model uses contractual repricing dates for variable products, contractual maturities for fixed rate products, and product-specific assumptions for deposits such as NOW accounts and Money Market accounts which are subject to repricing based on current market conditions. Investment securities with call provisions are examined on an individual basis in each rate environment to estimate the likelihood of a call. The model also assumes that the rate at which certain mortgage related assets prepay will vary as rates rise and fall, prepayment estimates are derived from the Office of Thrift Supervision Net Portfolio Value Model.

The Company enters into interest rate cap and floor contracts, from time to time, to mitigate the effects on net interest income in the event interest rates on variable rate deposits rise or rates on variable rate loans decline. No interest rate cap or floor contracts were outstanding at December 31, 2000. The Bank sold interest rate caps with a notional amount of $40 million in February of 2000 resulting in a gain of $345 thousand, which is being accreted into income over the remaining life of the caps that were sold.

The Company's interest rate sensitivity gap ("gap") is pictured below. Interest rate gap analysis provides a static view of the maturity and repricing characteristics of the Company's on and off balance sheet positions. Gap is defined as the difference between assets and liabilities repricing or maturing within specified periods. An asset-sensitive position (positive gap) indicates that there are more rate-sensitive assets than rate-sensitive liabilities repricing or maturing within a specified time period, which would imply a favorable impact on net interest income during periods of rising interest rates. Conversely, a liability-sensitive position (negative gap) generally implies a favorable impact on net interest income during periods of falling interest rates. There are certain limitations inherent in a static gap analysis. These limitations include the fact that it is a static measurement and that it does not reflect the degrees to which interest earning assets and interest bearing deposits may respond non-proportionally to changes in market interest rates. Although the ALCO reviews all assumptions used in the model in detail, assets and liabilities do not always have clear repricing dates, and loans and deposits may reprice earlier or later than assumed in the model.


                                                              Repricing Date
---------------------------------------------------------------------------------------------------
                                         One Day     Over Six     One Year
                                         To Six      Months To    To Five     Over Five
(In thousands)                           Months      One Year      Years        Years       Total
---------------------------------------------------------------------------------------------------
Assets
  Loans                                 $ 120,218    $  48,504    $227,556    $ 71,717     $467,995
  Mortgage Backed Securities
   and Collateralized Mortgage
   Obligations                             21,754       18,853      83,600      50,235      174,442
  U.S. Treasury & Agency Securities           200            -      15,865      18,472       34,537
  Other Securities                          3,362            -           -       1,077        4,439
  Other Assets                                  -            -           -      64,934       64,934
---------------------------------------------------------------------------------------------------
Total Assets                            $ 145,534    $  67,357    $327,021    $206,435     $746,347
===================================================================================================
Liabilities and Stockholders' Equity
  Noninterest bearing Deposits                  -            -           -    $ 91,417     $ 91,417
  Interest bearing Deposits             $ 335,141    $  48,381    $188,013         161      571,696
  Borrowed Funds                            5,816            -           -           -        5,816
  Other Liabilities                             -            -           -       9,968        9,968
  Stockholders' Equity                          -            -           -      67,450       67,450
---------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders'
 Equity                                 $ 340,957    $  48,381    $188,013    $168,996     $746,347
===================================================================================================
Cumulative Gap                          $(195,423)   $(176,447)   $(37,439)
Gap as a % of Total Earning Assets         (28.13)%     (25.40)%     (5.39)%
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

Credit Risk

A network of loan officers manages credit risk, with review by the Bank's Credit Department and oversight by the Bank's Board of Directors. The Board of Directors grants each loan officer the authority to originate loans on behalf of the Bank and establishes policies regarding loan portfolio diversification and loan officer lending limits. The Bank's loan portfolio is continuously monitored, through the use of a variety of management reports and with the assistance of an external loan review firm, for performance, creditworthiness and strength of documentation. Credit ratings are assigned to commercial loans and are routinely reviewed. When necessary, loan officers or the loan workout function take remedial actions to assure full and timely payment of loan balances. The Bank's policy is to discontinue the accrual of interest on loans when scheduled payments become contractually past due 90 or more days and the ultimate collectibility of principal or interest becomes doubtful. Credit card balances 90 or more days past due are charged off and consumer installment loans are charged off when they reach 120 days past due.

Liquidity and Capital Resource Management

Liquidity, as it pertains to banking, can be defined as the ability to generate cash in the most economical way to satisfy loan and deposit withdrawal demand, and to meet other business opportunities that require cash. Sources of liquidity for banks include short-term liquid assets, cash generated from loan repayments and amortization, borrowing, deposit generation and earnings. The Merchants Bank has a number of sources of liquid funds, including $25 million in available Federal Funds lines of credit with correspondent banks at year-end 2000; an overnight line of credit with the Federal Home Loan Bank ("FHLB") of $15 million; an estimated additional borrowing capacity with the FHLB of $101 million; and the ability to borrow approximately $60 million through the use of repurchase agreements, collateralized by the Bank's investments, with certain approved counterparties. Additionally, the Bank's investment portfolio is actively managed by the ALCO and is a strong source of cash flow for the Bank. The portfolio is fairly liquid, with a weighted average life of 4.6 years, and is available to be used as a source of funds, if needed.

YEAR 2000

The Company, like most users of computers, computer software, and equipment utilizing computer software, faced a critical challenge regarding the Year 2000 date change. The Company is pleased to report that the Year 2000 date change was managed with no significant problems. Computer systems functioned generally as expected and there were no interruptions in service. The Bank experienced no substantial deposit run-off, and none of the Bank's contingency plans were implemented. The Bank is not aware of any significant borrowers who have been negatively impacted by the Year 2000 date change such that it would impair their ability to repay their loans. The Bank's Year 2000 preparedness plan included monitoring certain key dates in 2000. The Bank has experienced no problems to date.

CAPITAL RESOURCES

Capital growth is essential to support deposit and asset growth and to ensure the strength and safety of the Company. Net income increased the Company's capital by $10.5 million in 2000, $10.5 million in 1999, and $9.8 million in 1998.

The Company and the Bank are subject to various regulatory capital requirements administered by banking regulatory agencies. To be considered adequately capitalized under the regulatory framework for prompt corrective action, the Company and the Bank must maintain minimum Tier-1 Leverage, Tier-1 Risk-Based and Total Risk-Based Capital. The Company and the Bank were above all regulatory minimums and considered well capitalized by the regulators at December 31, 2000. The ratios for the Company are set forth below:


                                                            Minimum to be
                                                           Well-Capitalized
                                                           Under Regulatory
      (In thousands)                Amount    Percentage      Guidelines
      ---------------------------------------------------------------------
      Tier-1 Risk-Based Capital    $64,980      13.92%            6.0%
      Total Risk-Based Capital      70,894      15.19%           10.0%
      Tier-1 Leverage Capital       64,980       8.76%            5.0%
      ---------------------------------------------------------------------

During the second quarter of 2000 the Company's Board of Directors approved a stock repurchase program. Under the program, the Company was authorized to repurchase, through April 2001, up to 200,000 shares of its own common stock. As of December 31, 2000, the Company had purchased, under this program, 198,600 shares of stock on the open market, at an average per share price of $21.64. The Board of Directors voted, on January 18, 2001, to adopt a new stock repurchase program pursuant to which the Company may repurchase 200,000 additional shares of its common stock from time to time until January 2002.

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

FORM 10-K

The following is a copy, except for the exhibits, of the Annual Report of Merchants Bancshares, Inc. (the "Company") on Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission (the "Commission").

                              TABLE OF CONTENTS


Part I                                                                                          Page Reference
--------------------------------------------------------------------------------------------------------------
Item 1-Business                                                                                     50-55
Item 2-Properties                                                                                   55-56
Item 3-Legal Proceedings                                                                             56
Item 4-Submission of Matters to a Vote of Security Holders                                           57

Part II
--------------------------------------------------------------------------------------------------------------
Item 5-Market for Registrant's Common Equity and Related Stockholder Matters                         57
Item 6-Selected Financial Data                                                                       57
Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations        33-48
Item 7a-Quantitative and Qualitative Disclosures about Market Risk                                  44-47
Item 8-Financial Statements and Supplementary Data                                                   3-32
Item 9-Changes in and Disagreements with Accountants on Accounting and Financial Disclosures         59

Part III *
--------------------------------------------------------------------------------------------------------------
Item 10-Directors and Executive Officers of the Registrant                                           59
Item 11-Executive Compensation                                                                       59
Item 12-Security Ownership of Certain Beneficial Owners and Management                               59
Item 13-Certain Relationships and Related Party Transactions                                         59

Part IV **
--------------------------------------------------------------------------------------------------------------
Item 14-Exhibits, Financial Statement Schedules, and Reports on Form 8-K                            59-61
Signatures                                                                                           62

--------------------
* The information required by Part III is incorporated herein by reference from the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 1, 2001.
** A list of exhibits in the Form 10-K is set forth on the Exhibit Index included in the Form 10-K filed with the Commission and incorporated herein by reference. Copies of any exhibit to the Form 10-K may be obtained from the Company by contacting Shareholder Communications, Merchants Bancshares, Inc., P.O. Box 1009, Burlington, VT 05402. All financial statement schedules are omitted since the required information is included in the consolidated financial statements of the Company and notes thereto in the Annual Report.


                                   PART I

ITEM 1-BUSINESS

Merchants Bancshares, Inc. (the "Company") is a bank holding company originally organized under Vermont law in 1983 (but reincorporated in Delaware) for the purposes of owning all of the outstanding capital stock of Merchants Bank (the "Bank") and providing greater flexibility in helping the Bank achieve its business objectives. The Bank, which is the Company's primary subsidiary, is a Vermont commercial bank with 34 full-service offices.

The Bank was organized in 1849 and assumed a national bank charter in 1865, becoming The Merchants National Bank of Burlington, Vermont. On September 6, 1974, the Bank converted its national charter to a Vermont state commercial bank charter, adopting its current name, Merchants Bank. Since 1971 the Bank has acquired by merger seven Vermont banking institutions, and acquired the deposits of two other Vermont banks. As of December 31, 2000, the Bank operated one of the largest commercial banking operations in Vermont, with deposits totaling $663 million, loans of $478 million, and total assets of $746 million, on a consolidated basis. The Bank is the largest independent banking company with offices exclusively in the state of Vermont. The Bank is well positioned to build market share as a result of the rapid consolidation of other banking companies currently taking place.

The Bank designs its products to provide customers a clear alternative to other local, regional and national financial service providers. The Bank's simplified LYNX product line was developed using the image of the lynx feline to connote speed and agility. Lynx also implies that customers' accounts can be linked and accessed via modern technology and a multi-channel delivery system. The Bank's products have all been designed to be simple for the customer to understand and for the Bank's staff to deliver.

On October 29, 1999, the Bank purchased two branches, located in Bellows Falls, Vermont, and Rutland, Vermont, from Chittenden Corporation. The purchase was made in connection with the branch divestiture required by federal regulators with respect to Chittenden Corporation's completed merger with Vermont Financial Services Corporation, the parent company of Vermont National Bank. The transaction included two branches, one remote ATM site, approximately $38.7 million in deposits, $21.1 million in commercial loans, $13.6 million in residential and consumer loans, and certain fixed assets associated with the branches. The Bank paid a deposit premium of 3.2 percent and the assets were purchased at book value. A core deposit intangible asset of $1.6 million was created in connection with the transaction, which is being amortized over seven years on an accelerated basis. In connection with this transaction, the Bank has also expanded the remote ATM site located on Woodstock Avenue in Rutland to a drive-through facility staffed by a Bank employee.

Merchants Trust Company (the "Trust Company"), a wholly owned subsidiary of the Bank, is a Vermont corporation chartered in 1870 for the purpose of offering fiduciary services including estate settlement, testamentary trust, guardianship, agency, intervivos trust, and employee benefit plan services. The Trust Company also operates a discount brokerage office through Allegheny Investments, LTD, enabling investors to purchase or sell stocks and bonds on a discounted commission schedule. As of December 31, 2000, the Trust Company had fiduciary responsibilities for assets having a market value in excess of $364 million, of which more than $216 million constituted managed assets. Total revenue of the Trust Company for 2000 was $1.8 million; total expenses were $1.3 million; resulting in pretax net income of $660 thousand for the year. The Trust Company's net income is included in the consolidated tax return of its parent company, Merchants Bank.

Merchants Properties, Inc., a wholly owned subsidiary of the Company, was organized for the purpose of developing and owning affordable rental housing units throughout the state of Vermont. As of December 31, 2000, Merchants Properties, Inc. owned one development located in Enosburg, Vermont, consisting of a 24-unit low-income family rental housing project. Total assets of this Merchants Properties, Inc. at December 31, 2000, were $1.2 million.

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

Using the BankLYNX(SM) Check Card, in addition to standard ATM transactions, customers can pay for purchases at locations that accept VISA(r) and can also use the card for standard ATM transactions. With expanded automated overdraft protection, customers can use a savings account and/or a home equity line of credit as overdraft protection for a checking account. The customer may choose either or both accounts to cover overdrafts.

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

FreedomLYNX(R) checking is available to all applicants of "good standing", and is free of monthly service charges for the life of the account. The only requirement is that the customer accept check truncation as a condition to holding the account. The account pays interest on higher balances with a tiered rate structure. No minimum balance is required. The Bank continues to offer Bottom Line Checking, an account that provides for a flat service charge up to a maximum number of checks.

A new, flexible certificate of deposit instrument, branded TimeLYNX(SM) was introduced to the market in 2000. The product allows for penalty free withdrawals and multiple deposits within regulatory guidelines.

The Bank continues to offer ATM cards, debit cards, ATF (automatic transfer of funds) to cover overdrafts, EFT (electronic funds transfer) to automate transfers between accounts, and the PhoneLYNX(SM) telephone banking system. In 1999 the Bank introduced eLYNX(TM), an online banking service delivered via the Internet. It has proven to be a popular channel addition. Presently, the service is available only to retail customers. A commercial version is in the test phase and is expected to be available in the second half of 2001.

The Bank continues to provide strong customer service. Each of the Bank's 34 full-service branch offices is led by a branch president who has consumer lending authority for the full range of retail credit services. Additionally, the Bank operates 38 ATMs throughout Vermont, and maintains a customer call center with expanded hours of operation.

COMMERCIAL SERVICES

Branch presidents are being trained for small business loan origination. The 11 corporate banking officers and 11 corporate banking administrators provide commercial credit services throughout the state of Vermont to customers requiring business credit above the prescribed authorities of the branch presidents.

During 2000 the Bank continued to develop its capacity to service the small business market in Vermont. The retail branch network services approximately 75 percent of the commercial customers of the Bank. The Bank's corporate sales staff services the balance, primarily larger enterprises. Small business customers are being introduced to the Bank's new CommerceLYNX(R) program. CommerceLYNX(R) is a package of business banking services, including low cost electronic checking, investment accounts and a streamlined credit application. The Bank's philosophy of simplifying product offerings and minimizing fees has been applied to this program. Branch presidents are trained to offer this service, leading with the introduction of small business financing options and the value of utilizing the efficient transaction accounts. CommerceLYNX(R) was rolled-out bankwide in 2000, with 299 applications processed using a streamlined approval process.

The Bank offers a variety of commercial checking accounts. Commercial checking uses an earnings credit rate to help offset service charges. Small business checking is designed for the smaller business carrying lower balances and reduced account activity. Investment opportunities are available to businesses in the form of savings accounts and money market accounts. The Bank's cash management services provide additional investment opportunities through the Cash Sweep Program. Other cash management services include funds concentration. The Bank offers on-line banking services through PCLYNX(R) Corporate and PCLYNX(R) Small Business. These products allow businesses to view their account histories, order stop payments, transfer between accounts, transmit ACH batches and order both domestic and foreign wire transfers. An Internet-based online banking solution is targeted for integration during 2001.

Other miscellaneous commercial banking services include night depository, coin and currency handling, and balance reporting services. Employee benefits management and related fiduciary services are available through the Trust Company.

TYPES OF CREDIT OFFERINGS

Consumer Loans:
---------------

Financing is provided for new or used automobiles, boats, airplanes, recreational vehicles and new mobile homes. Home improvement and home equity lines of credit, Visa(R) and MasterCard(R) credit cards, and various collateral loans and personal loans are also available.

Real Estate Loans:
------------------

Financing is available for one-to-four-family residential mortgages, multifamily mortgages, residential construction, mortgages for seasonal dwellings, and commercial real estate mortgages. The Bank offers both fixed rate and adjustable rate mortgages for residential properties. The residential mortgage process and the products are streamlined to make the product easier to use and simpler for our 34 branch presidents to deliver.

Commercial Loans:
-----------------

Financing for business inventory, accounts receivable, fixed assets, lines of credit for working capital, community development, irrevocable letters of credit, business credit cards and U.S. Small Business Administration loans are available. In 2000 increased emphasis was placed on small business loans originated in our 34 branches. During the year our branches originated 170 small business loan requests, totaling $5.5 million.

COMPETITION

The Bank competes for deposit and loan business with numerous other commercial and savings banks, savings and loan associations, credit unions, and other non-bank financial providers. As of December 31, 2000, there were more than 25 state and national banking institutions operating in Vermont. In addition, the number of other non-bank financial service providers competing in Vermont has increased dramatically. As a bank holding company and state-chartered bank, respectively, the Company and the Bank are subject to extensive regulation and supervision, including, in many cases, regulation that limits the type and scope of their activities. These non-financial institutions which compete with the Company and the Bank are not subject to such extensive regulation and supervision. Competition from nationwide banks, as well as local institutions continues to be aggressive

The Bank is the largest independent banking company with offices exclusively in the state of Vermont. Consolidation within the overall banking industry nationally continues to change the competitive environment in which we operate. The Bank is well positioned to build market share as a result of the rapid consolidation of other banking companies currently taking place.

No material part of the Bank's business is dependent upon one, or a few, customers, or upon a particular market segment, the loss of which would have a materially adverse impact on the operations of the Bank.

NUMBER OF EMPLOYEES

As of December 31, 2000, the Company had three officers: Joseph L. Boutin, President and Chief Executive Officer; Janet P. Spitler, Treasurer; and Jennifer L. Varin, Secretary. No officer of the Company is on a salary basis.

As of December 31, 2000, the Bank employed 240 full-time and 46 part-time employees and the Trust Company employed 15 full-time employees and 2 part time employees, representing a combined full time equivalent complement of 289 employees. The Bank and the Trust Company maintain comprehensive employee benefits programs which provide major medical insurance, hospitalization, dental insurance, long-term and short-term disability insurance, life insurance and a 401(k) Employee Stock Ownership Plan.

REGULATION AND SUPERVISION

General

As a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the "BHCA"), the Company is subject to substantial regulation and supervision by the Board of Governors of the Federal Reserve System. As a state-chartered bank, the Bank is subject to substantial regulation and supervision by the Federal Deposit Insurance Corporation (the "FDIC") and by applicable state regulatory agencies. To the extent that the following information describes statutory or regulatory provisions, it is qualified in its entirety by reference to those particular statutory provisions. Any change in applicable law or regulation may have a material effect on the business and prospects of the Company and the Bank.

Financial Services Modernization

The Graham-Leach-Bliley Act ("Gramm-Leach"), which significantly altered banking lows in the United States, was signed into law in 1999. Gramm-Leach enables combinations among banks, securities firms and insurance companies beginning in 2000. As a result of Gramm-Leach, many of the depression-era laws which restricted these affiliations and other activities which may be engaged in by banks and bank holding companies, were repealed. Under Gramm-Leach bank holding companies are permitted to offer their customers virtually any type of financial service that is financial in nature or incidental thereto, including banking, securities underwriting, insurance (both underwriting and agency), and merchant banking.

In order to engage in these new financial activities a bank holding company must qualify and register with the Federal Reserve Board as a "financial holding company" by demonstrating that each of its bank subsidiaries is "well capitalized," "well managed," and has at least a "satisfactory" rating under the Community Reinvestment Act of 1977 ("CRA").

These new financial activities authorized by Gramm-Leach may also be engaged in by a "financial subsidiary" of a national or state bank, except for insurance or annuity underwriting, insurance company portfolio investments, real estate investment and development and merchant banking, which must be conducted in a financial holding company. In order for the new financial activities to be engaged in by a financial subsidiary of a national or state bank, Gramm-Leach requires the parent bank (and its sister-bank affiliates) to be well capitalized and well managed; the aggregate consolidated assets of all of that bank's financial subsidiaries may not exceed the lesser of 45% of its consolidated total assets or $50 billion; the bank must have at least a satisfactory CRA rating; and, if that bank is one of the 100 largest national banks, it must meet certain financial rating or other comparable requirements. Gramm-Leach establishes a system of functional regulation, under which the federal banking agencies will regulate the banking activities of financial holding companies and banks' financial subsidiaries, the U.S. Securities and Exchange Commission will regulate their securities activities and state insurance regulators will regulate their insurance activities. Gramm-Leach also provides new protections against the transfer and use by financial institutions of consumers' nonpublic, personal information.

Bank Holding Company Regulation

Although the Company meets the qualifications to become a financial holding company under Gramm-Leach, the Company has elected to retain its pre-Gramm-Leach status for the present time under the BHCA. The Company is required by the BHCA to file with the Federal Reserve Board an annual report and such additional reports as the Federal Reserve Board may require. The Federal Reserve Board also makes periodic inspections of the Company and its subsidiaries. The BHCA requires every bank holding company to obtain the prior approval of the Federal Reserve Board before it may acquire substantially all of the assets of any bank, or ownership or control of any voting shares of a bank, if, after such acquisition, it would own or control, directly or indirectly, more than 5 percent of the voting shares of such bank. Additionally, as a bank holding company, the Company is prohibited from acquiring ownership or control of 5 percent or more of any company not a bank or from engaging in activities other than banking or controlling banks except where the Federal Reserve Board has determined that such activities are so closely related to banking as to be a "proper incident thereto."

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

Capital Adequacy and Safety and Soundness

Capital Guidelines. Under the uniform capital guidelines adopted by the federal banking agencies, a well-capitalized institution must have a minimum ratio of total capital to risk-adjusted assets (including certain off-balance sheet items, such as standby letters of credit) of ten percent, a minimum Tier-1 (comprised of common equity, retained earnings, minority interests in the equity accounts of consolidated subsidiaries and a limited amount of noncumulative perpetual preferred stock, less deductible intangibles) capital-to-total risk based assets of six percent and a minimum leverage ratio (Tier-1 capital to average quarterly assets, net of goodwill), of five percent.

Under federal banking laws, failure to meet the minimum regulatory capital requirements could subject a banking institution to a variety of enforcement remedies available to federal regulatory authorities, including the termination of deposit insurance by the FDIC and seizure of the institution.

Prompt Corrective Action. The FDICIA provides the federal banking agencies with broad powers to take prompt corrective action to resolve problems of insured depository institutions, depending upon a particular institution's level of capital. The FDICIA establishes five tiers of capital measurement for regulatory purposes ranging from "well-capitalized" to "critically undercapitalized." A depository institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position under certain circumstances. As of December 31, 2000, the Bank was classified as "well-capitalized" under the applicable prompt corrective action regulations.

Under the FDICIA, a depository institution that is well-capitalized may accept brokered deposits. A depository institution that is adequately capitalized may accept brokered deposits only if it obtains the approval of the FDIC, and may not offer interest rates on deposits "significantly higher" than the prevailing rate in its market. An undercapitalized depository institution may not accept brokered deposits.

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

Community Reinvestment Act

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

Interstate Banking Act

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, as amended (the "Interstate Banking Act"), generally permits bank holding companies to acquire banks in any state, and preempts all state laws restricting the ownership by a bank holding company of banks in more than one state. The Interstate Banking Act also permits a bank to merge with an out-of-state bank and convert any offices into branches of the resulting bank if both states have not opted out of interstate branching; permits a bank to acquire branches from an out-of-state bank if the law of the state where the branches are located permits the interstate branch acquisition; and permits banks to establish and operate de novo interstate branches whenever the host state opts-in to de novo branching. Bank holding companies and banks seeking to engage in transactions authorized by the Interstate Banking Act must be adequately capitalized and managed.

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

ITEM 2-PROPERTIES

A.    SCHEDULE OF BANKING OFFICES BY LOCATION

As of December 31, 2000, Merchants Bank operated 34 full service banking offices, and 38 ATMs throughout the state of Vermont. The Company's headquarters are located at 164 College Street, Burlington, Vermont. The Company's administrative offices and the operations data processing center are located at 275 Kennedy Drive, South Burlington, Vermont.

The Bank leases certain premises from third parties under terms and conditions considered by management to be favorable to the Company. Additional information relating to the Company's properties is set forth in
Note 5 of the financial statements contained in the Company's annual report and incorporated herein by reference.

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

On March 22, 2000, lawyers representing the beneficiaries of two Trust Company accounts filed an action in Chittenden, Vermont Superior Court against Merchants Bancshares and others, asserting that their clients and others similarly situated were not fully reimbursed for damages allegedly suffered in connection with certain investments made by Merchants Trust Company in Piper Jaffray during 1993 and 1994, and complaining, among other matters, that the disbursement described in the immediately-preceding paragraph was improper. The Complaint asserts, among other matters, that the Trust Company and others violated the Vermont Consumer Fraud Act, were negligent and made negligent misrepresentations, and breached duties of trust. The Complaint seeks certification of the action as a class action, unspecified damages, and other relief. By Decision and Order the Superior Court granted class certification. The Company's counsel believe the Superior Court's decision was improper and the Company is seeking reconsideration and, if necessary, expects to seek interlocutory review and reversal, or other appropriate relief, from the Vermont Supreme Court. The litigation is at an early stage. While it is not possible to predict its outcome, the Company believes full reimbursement of any Piper Jaffray losses was provided, that such disbursement was proper, that class certification is inappropriate, and that the claims for relief lack merit.

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

ITEM 4-SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of calendar year 2000 no matters were submitted to a vote of security holders through a solicitation of proxies or otherwise.

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


      Quarter Ended          High        Low
      ----------------------------------------
      December 31, 2000     $24.813    $22.000
      September 30, 2000     24.875     19.000
      June 30, 2000          20.000     17.688
      March 31, 2000         22.750     17.750
      December 31, 1999      23.911     20.750
      September 30, 1999     24.500     23.000
      June 30, 1999          24.250     21.185
      March 31, 1999         26.250     20.500
      ----------------------------------------

As of February 1, 2001, the Company had 1,189 registered shareholders. The Company declared and distributed dividends totaling $0.98 per share during 2000. In January 2001 the Company declared a dividend of $0.33 per share. Future dividends will depend upon the financial condition and earnings of the Company and its subsidiaries, their need for funds and other factors, including applicable government regulations.

State Street Bank & Trust Company provides transfer agent services for the Company. Inquires may be directed to: State Street Bank & Trust Company, C/O EquiServe, P.O. Box 8200, Boston, MA, 02266-8200, tel. 1-800-426-5523,
or http://www.equiserve.com.

ITEM 6-SELECTED FINANCIAL DATA

The supplementary financial data presented in the following table contains information highlighting certain significant trends in the Company's financial condition and results of operations over an extended period of time.

The following information should be analyzed in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and with the year-end audited consolidated financial statements as contained in the 2000 Annual Report to Shareholders, a copy of which is attached as an addendum to this Form 10-K.

                         Merchants Bancshares, Inc.
                       Five Year Summary of Operations
          (Not Covered by Report of Independent Public Accountants)


                                                           For the Years Ended December 31,
(In thousands except per share data)             2000        1999        1998        1997        1996
-------------------------------------------------------------------------------------------------------
INCOME STATEMENT
Interest and Investment Income                 $ 55,798    $ 49,221    $ 48,023    $ 48,158    $ 48,004
Interest Expense                                 22,723      18,627      18,530      18,238      18,672
-------------------------------------------------------------------------------------------------------
Net Interest Income                              33,075      30,594      29,493      29,920      29,332
Provision for Possible Loan Losses                 (622)       (388)     (1,737)     (1,862)      3,150
-------------------------------------------------------------------------------------------------------
Net Interest Income after Provision
 for Loan Losses                                 33,697      30,982      31,230      31,782      26,182
-------------------------------------------------------------------------------------------------------
Other Income                                      7,067       7,373       7,312       7,916       9,363
Other Expense                                    26,694      24,750      25,472      28,482      27,489
-------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                       14,070      13,605      13,070      11,216       8,056
Provision for Income Taxes                        3,537       3,155       3,248       2,383       1,832
-------------------------------------------------------------------------------------------------------
NET INCOME                                     $ 10,533    $ 10,450    $  9,822    $  8,833    $  6,224
=======================================================================================================

SELECTED AVERAGE BALANCES
-------------------------------------------------------------------------------------------------------
Total Assets                                   $728,253    $657,523    $603,312    $578,090    $580,860
Average Earning Assets                          682,048     613,946     566,126     540,830     533,192
Loans                                           468,298     425,319     391,814     394,289     406,514
Total Deposits                                  644,629     571,359     525,460     505,987     513,923
Long-Term Debt                                    2,063       6,649       6,890       6,417       8,925
Shareholders' Equity                             65,330      62,491      56,243      49,140      43,111
Shareholders' Equity plus Loan Loss Reserve      76,210      73,868      71,033      65,407      59,094
-------------------------------------------------------------------------------------------------------

SELECTED RATIOS
-------------------------------------------------------------------------------------------------------
Net Income (Loss) to:
  Average Shareholders' Equity                    16.12%      16.72%      17.46%      17.98%      14.44%
  Average Assets                                   1.45        1.59        1.63        1.53        1.07
Average Shareholders' Equity to
 Average Total Assets                              8.97        9.50        9.32        8.50        7.42
Common Dividend Payout Ratio                         39          33          32          25           -
Loan Loss Reserve to Total Loans at Year End       2.19        2.47        2.79        4.06        4.05
Net (Charge-Offs) Recoveries to
 Average Loans                                    (0.01)       0.07       (0.71)       0.51       (0.91)

PER SHARE
-------------------------------------------------------------------------------------------------------
Basic Earnings per Common Share                $   2.50    $   2.39    $   2.22    $   2.00    $   1.45
Diluted Earnings per Common Share                  2.49        2.39        2.21        1.99        1.45
Cash Dividends Paid                                0.98        0.80        0.71        0.50           -
Year End Book Value                               16.46       14.92       13.84       11.95       10.78
-------------------------------------------------------------------------------------------------------

OTHER
-------------------------------------------------------------------------------------------------------
Cash Dividends Paid                            $  3,999    $  3,390    $  3,051    $  2,141    $      -
-------------------------------------------------------------------------------------------------------

ITEM 7-MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Please refer to pages 33-48 for Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8-FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated balance sheets of Merchants Bancshares, Inc. as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000, together with the related notes and the opinion of Arthur Andersen LLP, independent public accountants, all as contained on pages 3 through 32 of the Company's 2000 Annual Report to Shareholders on Form 10-K, are incorporated herein by reference.

ITEM 9-CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

                                  PART III

ITEM 10-DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11-EXECUTIVE COMPENSATION

ITEM 12-SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13-CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Reference is hereby made to pages 3-6, pages 8-9, page 15, and page 13 of the Company's Proxy Statement to Shareholders dated March 27, 2001, wherein pursuant to Regulation 14 A information concerning the above subjects (Items 10 through 13) is incorporated by reference.

Pursuant to Rule 12b-23, definitive copies of the Proxy Statement will be filed within 120 days subsequent to the end of the Company's fiscal year covered by Form 10-K.

                                   PART IV

ITEM 14-EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(1) The following consolidated financial statements, as included in the 2000 Annual Report to Shareholders, are incorporated herein by reference:

      Consolidated Balance Sheets, December 31, 2000, and December 31, 1999.

      Consolidated Statements of Operations for years ended December 31, 2000, 1999, and 1998.

      Consolidated Statements of Changes in Stockholders' Equity for years ended December 31, 2000, 1999, and 1998.

      Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999, and 1998.

      Notes to Consolidated Financial Statements, December 31, 2000.

(2) The following exhibits are either filed or attached as part of this report, or are incorporated herein by reference.

Exhibit    Description
---------------------------------------

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

   4.1 Specimen of the Company's Common Stock Certificate (Incorporated by Reference to Exhibit 7 to the Company's Registration Statement on Form S-14 (Registration Number 2-86108) filed on August 22, 1983).

   4.2 Description of the rights of holders of the Company's Common Stock (appearing on page 9 of the Company's Registration Statement on Form S-14 (Registration No. 2-86108) filed on August 22, 1983).

  10.1 Merchants Bancshares, Inc. Dividend Reinvestment and Stock Purchase Plan (Incorporated by reference to Exhibit 4.1 to Company's Registration Statement on Form S-3 (Registration No. 333-20375) filed on January 22, 1997).

  10.2 401(k) Employee Stock Ownership Plan of the Company, dated January 1, 1990, as amended (Incorporated by reference to Company's Registration Statement on Form S-8 (Registration Number 33-3274) filed on November 16, 1989).

  10.3 Amended and Restated Merchants Bank Pension Plan dated as of January 1, 1994 (Incorporated by Reference to Exhibit 10.6 to Post-Effective Amendment Number 1 to Company's Registration Statement on Form S-8 (Registration Number 333-18845) filed on December 26, 1996).

  10.4 Form of Employment Agreement dated as of January 1, 2001, by and between the Company and its subsidiaries and certain of its executive officers.

  10.14 The Merchants Bank Amended and Restated Deferred Compensation Plan for Directors (Incorporated by reference to the Registrant's Annual Report on Form 10-K for the Year Ended December 31, 1997).

           10.14.1 Trust Under the Merchants Bank Amended and Restated Deferred Compensation Plan for Directors (Incorporated by reference to the Registrant's Annual Report on Form 10-K for the Year Ended December 31, 1997).

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

           10.16.2 Variable Trust under Agreement between the Merchants Bank and Dudley H. Davis dated December 21, 1995 (Incorporated by reference to the Registrant's Annual Report on Form 10-K for the Year Ended December 31,
                    1996).

  11 Statement re: computation of per share earnings. See 2000 Annual Report to Shareholders Note 12.

  13       2000 Annual Report to Shareholders.

  21       Subsidiaries of the Company.

  23       Consent of Arthur Andersen LLP.

(3)   Reports on Form 8-K: NONE

                                 SIGNATURES

Pursuant to the requirement of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on it's behalf by the undersigned, thereunto duly authorized.

Merchants Bancshares, Inc.

Date  February 22, 2000               By /s/ JOSEPH L. BOUTIN
      -----------------------            ----------------------------------
                                         Joseph L. Boutin, President & CEO

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of MERCHANTS BANCSHARES, INC., and in the capacities and on the date as indicated.


By /s/ JOSEPH L. BOUTIN               By /s/ RAYMOND C. PECOR, JR.
   --------------------------            ----------------------------------
       Joseph L. Boutin, Director,           Raymond C. Pecor, Jr. Director
       President & CEO of the Company        Chairman of the Board of Directors
       and the Bank


By /s/ PETER A. BOUYEA                By /s/ CHARLES A. DAVIS
   --------------------------            ----------------------------------
       Peter A. Bouyea, Director             Charles A. Davis, Director


By /s/ JEFFREY L. DAVIS               By /s/ MICHAEL G. FURLONG
   --------------------------            ----------------------------------
       Jeffrey L. Davis, Director            Michael G. Furlong, Director

By /s/ LEO O'BRIEN, JR.               By /s/ PATRICK S. ROBINS
   --------------------------            ----------------------------------
       Leo O'Brien, Jr., Director            Patrick S. Robins, Director


By /s/ ROBERT A. SKIFF                By /s/ JANET P. SPITLER
   --------------------------            ----------------------------------
       Robert A. Skiff, Director             Janet P. Spitler, Treasurer of
                                             the Company, Vice President,
                                             CFO, and Treasurer of the Bank