Form 10-Q
period 2001-03-31
MERCHANTS BANCSHARES INC
filed 2001-05-15
CIK 726517

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549



                                  FORM 10-Q

              QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


                    FOR THE QUARTER ENDED MARCH 31, 2001
                       COMMISSION FILE NUMBER 0-11595


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

       4,069,743 Shares Common Stock $.01 Par Outstanding May 8, 2001


                         MERCHANTS BANCSHARES, INC.

                             INDEX TO FORM 10-Q


PART I
ITEM 1    FINANCIAL STATEMENTS

      Consolidated Balance Sheets
      March 31, 2001, and December 31, 2000                             1

      Consolidated Statements of Operations
      For the three months ended March 31, 2001 and 2000                2

      Consolidated Statements of Comprehensive Income
      For the three months ended March 31, 2001 and 2000                3

      Consolidated Statement of Changes in Stockholders' Equity
      For the year ended December 31, 2000, and the three months
      ended March 31, 2001 and 2000                                     4

      Consolidated Statements of Cash Flows
      For the three months ended March 31, 2001 and 2000                5

      Footnotes to Financial Statements as of March 31, 2001          6-7

ITEM 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations                        8-12

PART II - OTHER INFORMATION

ITEM 1  Legal Proceedings                                           13-14

ITEM 2  Changes in Securities                                        NONE

ITEM 3  Defaults upon Senior Securities                              NONE

ITEM 4  Submission of Matters to a Vote of Security Holders          NONE

ITEM 5  Other Information                                            NONE

ITEM 6  Exhibits and Reports on Form 8-K                             NONE

SIGNATURES                                                             15


                         Merchants Bancshares, Inc.
                         Consolidated Balance Sheets


                                                             March 31,    December 31,
(In thousands except share and per share data)                 2001           2000
                                                             -------------------------
                                                             Unaudited

ASSETS
  Cash and Due from Banks                                    $ 29,426     $ 34,192
  Federal Funds Sold and Securities Purchased
   Under Resale Agreements                                     26,500        2,700
  Investments:
    Debt Securities Available for Sale                        106,262       90,110
    Debt Securities Held to Maturity                           87,594      118,872
      (Fair Value of $89,341 and $119,355)
    Trading Securities                                            969        1,077
                                                             ---------------------
      Total Investments                                       194,825      210,059
                                                             ---------------------
  Loans                                                       475,685      478,489
  Reserve for Possible Loan Losses                             10,140       10,494
                                                             ---------------------
      Net Loans                                               465,545      467,995
                                                             ---------------------
  Federal Home Loan Bank Stock                                  3,620        3,362
  Bank Premises and Equipment, Net                             12,114       12,530
  Investment in Real Estate Limited Partnerships                3,192        2,977
  Other Real Estate Owned                                         271          377
  Other Assets                                                 11,303       12,155
                                                             ---------------------
      Total Assets                                           $746,796     $746,347
                                                             =====================

LIABILITIES
  Deposits:
    Demand                                                   $ 79,704     $ 91,417
    Savings, NOW and Money Market Accounts                    428,146      408,904
    Time Deposits $100 thousand and Greater                    26,555       26,257
    Other Time                                                134,155      136,535
                                                             ---------------------
      Total Deposits                                          668,560      663,113
                                                             ---------------------
  Demand Note Due U.S. Treasury                                   956        2,816
  Other Short-Term Borrowings                                      --        3,000
  Other Liabilities                                             6,129        8,668
  Long-Term Debt                                                1,297        1,300
                                                             ---------------------
      Total Liabilities                                       676,942      678,897
                                                             ---------------------

Commitments and Contingencies (Note 4)
STOCKHOLDERS' EQUITY
  Preferred Stock Class A Non-Voting
    Authorized - 200,000, Outstanding 0                            --           --
  Preferred Stock Class B Voting
    Authorized - 1,500,000, Outstanding 0                          --           --
  Common Stock, $.01 Par Value                                     44           44
    Shares Authorized                           7,500,000
    Outstanding,    Current Period              3,942,637
                    Prior Period                3,942,331
  Capital in Excess of Par Value                               33,081       33,076
  Retained Earnings                                            43,172       41,902
  Treasury Stock (At Cost)                                    (10,177)     (10,124)
                    Current Period                491,983
                    Prior Period                  492,289
  Deferred Compensation Arrangements                            2,603        2,575
  Unrealized gains (losses) on Debt Securities
   Available for Sale, Net                                      1,131          (23)
                                                             ---------------------
      Total Stockholders' Equity                               69,854       67,450
                                                             ---------------------
      Total Liabilities and Stockholders' Equity             $746,796     $746,347
                                                             =====================


The accompanying notes are an integral part of these consolidated financial statements.


                         Merchants Bancshares, Inc.
                    Consolidated Statements of Operations
                                  Unaudited


                                             Three Months Ended March 31,
(In thousands except per share data)              2001       2000
                                             ----------------------------

INTEREST AND DIVIDEND INCOME
  Interest and Fees on Loans                     $10,229    $10,024
  Interest and Dividends on Investments
    U.S. Treasury and Agency Obligations           2,822      2,879
    Other                                            763        538
                                                 ------------------
      Total Interest Income                       13,814     13,441
                                                 ------------------

INTEREST EXPENSE
  Savings, NOW and Money Market Accounts           3,291      3,060
  Time Deposits $100 Thousand and Greater            407        381
  Other Time Deposits                              1,696      1,554
  Other Borrowed Funds                                34        210
  Debt                                                11        157
                                                 ------------------
      Total Interest Expense                       5,439      5,362
                                                 ------------------
  Net Interest Income                              8,375      8,079
  Provision for Possible Loan Losses                (112)      (357)
                                                 ------------------
  Net Interest Income after Provision
   for Loan Losses                                 8,487      8,436
                                                 ------------------

NONINTEREST INCOME
  Trust Company Income                               400        432
  Service Charges on Deposits                        943        846
  Gain (Loss) on Sale of Investments, Net            (79)         1
  Other                                              564        331
                                                 ------------------
      Total Noninterest Income                     1,828      1,610
                                                 ------------------

NONINTEREST EXPENSES
  Salaries and Wages                               2,674      2,656
  Employee Benefits                                  697        773
  Occupancy Expense, Net                             632        579
  Equipment Expense                                  620        630
  Legal and Professional Fees                        341        264
  Marketing                                          318        311
  Equity in Losses of Real Estate
   Limited Partnerships                              200        150
  Vermont Franchise Taxes                            181        166
  Expenses - Other Real Estate Owned, net             90         59
  Other                                            1,162      1,144
                                                 ------------------
      Total Noninterest Expenses                   6,915      6,732
                                                 ------------------
Income Before Income Taxes                         3,400      3,314
  Provision for Income Taxes                         828        832
                                                 ------------------
NET INCOME                                       $ 2,572    $ 2,482
                                                 ==================

Basic Earnings Per Common Share                  $  0.63    $  0.58
Diluted Earnings Per Common Share                $  0.63    $  0.58


The accompanying notes are an integral part of these consolidated financial statements.


                         Merchants Bancshares, Inc.
               Consolidated Statements of Comprehensive Income
                                  Unaudited


                                                        Three Months Ended
                                                             March 31
(In thousands)                                           2001       2000
                                                        ------------------

Net Income as Reported                                  $2,572     $2,482
Change in Net Unrealized Appreciation (Depreciation)
 of Securities, Net of Tax                                 691       (226)
Add: Reclassification Adjustments for
 Securities Losses Included in Net Income,
 Net of Taxes                                               51         --
                                                        -----------------


Comprehensive Income Before Transfers                    3,314      2,256
Impact of transfer of Securities from Available
 for Sale to Held to Maturity                               10         24
Impact of transfer of Securities from Held
 to Maturity to Available for Sale                         402         --
                                                        -----------------
Comprehensive Income                                    $3,726     $2,280
                                                        =================


The accompanying notes are an integral part of these consolidated financial statements.


                         Merchants Bancshares, Inc.
          Consolidated Statements of Changes in Stockholders' Equity
                  For the Year Ended December 31, 2000, and
               the Three Months ended March 31, 2001 and 2000
                                  Unaudited


                                                                                                     Net Unrealized
                                                                                                      Appreciation
                                                  Capital in                            Deferred     (Depreciation)
                                         Common   Excess of    Retained   Treasury    Compensation   of Investment
(In thousands)                           Stock    Par Value    Earnings    Stock      Arrangements     Securities      Total
                                         ------------------------------------------------------------------------------------



Balance, December 31, 1999                 $44     $33,072     $35,368    $ (4,699)      $2,372         $(1,421)      $64,736
  Net Income                                --          --       2,482          --           --              --         2,482
  Purchase of Treasury Stock                --          --          --      (1,368)          --              --        (1,368)
  Issuance of Stock under Deferred
   Compensation Arrangements                --          --          --          50          (50)             --            --
  Dividends Paid                            --          --        (878)         --           --              --          (878)
  Unearned Compensation --
   Restricted Stock Awards                  --          --          --          --           (2)             --            (2)
  Deferred Compensation Arrangements        --          --          --          --           58              --            58
  Change in Net Unrealized Appreciation
   (Depreciation) of Securities
   Available for Sale, Net of Tax           --          --          --          --           --            (226)         (226)
  Change in Net Unrealized Appreciation
   of Securities Transferred to the Held
   to Maturity Portfolio, Net of Tax        --          --          --          --           --              24            24
                                           ----------------------------------------------------------------------------------

Balance March 31, 2000                      44      33,072      36,972      (6,017)       2,378          (1,623)       64,826
  Net Income                                --          --       8,051          --           --              --         8,051
  Purchase of Treasury Stock                --          --          --      (4,409)          --              --        (4,409)
  Sale of Treasury Stock                    --           4          --         302           --              --           306
  Issuance of Stock under Deferred
   Compensation Arrangements                --          --          --          --           --              --            --
  Dividends Paid                            --          --      (3,121)         --           --              --        (3,121)
  Unearned Compensation --
   Restricted Stock Awards                  --          --          --          --           (4)             --            (4)
  Deferred Compensation Arrangements        --          --          --          --          201              --           201
  Change in Net Unrealized Appreciation
   (Depreciation) of Securities
   Available for Sale, Net of Tax           --          --          --          --           --           1,531         1,531
  Change in Net Unrealized Appreciation
   of Securities Transferred to the Held
   to Maturity Portfolio, Net of Tax        --          --          --          --           --              69            69
                                           ----------------------------------------------------------------------------------

Balance, December 31, 2000                  44      33,076      41,902     (10,124)       2,575             (23)       67,450
  Net Income                                --          --       2,572          --           --              --         2,572
  Purchase of Treasury Stock                --          --          --        (460)          --              --          (460)
  Sale of Treasury Stock                    --           5          --         330           --              --           335
  Issuance of Stock under
   Deferred Compensation Arrangements       --          --          --          52          (52)             --            --
  Issuance of Stock Under Employee
   Stock Option Plans                       --          --          --          25           --              --            25
  Dividends Paid                            --          --      (1,302)         --           --              --        (1,302)
  Unearned Compensation --
   Restricted Stock Awards                  --          --          --          --           (5)             --            (5)
  Deferred Compensation Arrangements        --          --          --          --           85              --            85
  Change in Net Unrealized Appreciation
   (Depreciation) of Securities
   Available for Sale, Net of Tax           --          --          --          --           --             742           742
  Change in Net Unrealized Appreciation
   of Securities Transferred to the Held
   to Maturity Portfolio, Net of Tax        --          --          --          --           --              10            10
  Impact of Transfer of Securities from
   the Held to Maturity Portfolio to the
   Available for Sale Portfolio,
   Net of Tax                                                                                               402           402
                                           ----------------------------------------------------------------------------------
Balance, March 31, 2001                    $44     $33,081     $43,172    $(10,177)      $2,603         $ 1,131       $69,854


The accompanying notes are an integral part of these consolidated financial statements.


                         Merchants Bancshares, Inc.
                    Consolidated Statement of Cash Flows
                                  Unaudited


For the three months ended March 31,                                   2001        2000
                                                                     --------------------


(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                           $  2,572    $  2,482
Adjustments to Reconcile Net Income to Net Cash
 Provided by Operating Activities:
  Provision for Possible Loan Losses                                     (112)       (357)
  Provision for Possible Losses on Other Real Estate Owned                 --          --
  Provision for Depreciation and Amortization                             540         654
  Net Losses on Sales of Investment Securities                             79           1
  Net Gains on Sales of Loans and Leases                                   --          --
  Net Losses on Sales of Premises and Equipment                            13          21
  Net Gains on Sales of Other Real Estate Owned                           (22)         --
  Equity in Losses of Real Estate Limited Partnerships                    200         150
Changes in Assets and Liabilities:
  Increase in Interest Receivable                                         595         162
  Decrease in Interest Payable                                           (460)       (193)
  Decrease in Other Assets                                                133         207
  (Decrease) Increase in Other Liabilities                             (2,079)        606
                                                                     --------------------
      Net Cash Provided by Operating Activities                         1,459       3,733
                                                                     --------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from Sales of Investment Securities Available for Sale      20,661       8,998
  Proceeds from Maturities of Securities Available for Sale             4,644       2,633
  Proceeds from Maturities of Securities Held to Maturity               2,152       2,249
  Purchases of Available for Sale Investment Securities               (10,598)    (16,109)
  Purchases of Held to Maturity Investment Securities                      --      (2,487)
  Loan Originations in Excess of Principal Repayments                   2,195      (3,839)
  Proceeds from Sales of Loans and Leases                                  --          --
  Purchases of Federal Home Loan Bank Stock                              (258)       (411)
  Proceeds from Sales of Other Real Estate Owned                          129          --
  Investments in Real Estate Limited Partnerships                        (415)       (269)
  Purchases of Premises and Equipment                                     (92)       (252)
                                                                     --------------------
      Net Cash Used in Investing Activities                            18,418      (9,487)
                                                                     --------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net Increase in Deposits                                              5,447      22,515
  Net (Decrease) Increase in Other Borrowed Funds                      (4,860)      2,830
  Principal Payments on Debt                                               (3)     (5,033)
  Cash Dividends Paid                                                  (1,302)       (878)
  Acquisition of Treasury Stock                                          (460)     (1,368)
  Sale of Treasury Stock                                                  335          --
  Proceeds from the Exercise of Employee Stock Options                     25          --
                                                                     --------------------
      Net Cash Provided by Financing Activities                          (843)     18,066
                                                                     --------------------

Increase (Decrease) in Cash and Cash Equivalents                       19,034      12,312
Cash and Cash Equivalents Beginning of Year                            36,892      23,746
                                                                     --------------------
Cash and Cash Equivalents End of Period                              $ 55,926    $ 36,058
                                                                     ====================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Total Interest Payments                                            $  5,899    $  5,556
  Total Income Tax Payments                                             2,700          --

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
 AND FINANCING ACTIVITIES
  Distribution of Stock Under Deferred Compensation Arrangements           52          50
  Transfer of Securities from Held to Maturity
   to Available for Sale                                               29,125          --


The accompanying notes are an integral part of these consolidated financial statements.


                         MERCHANTS BANCSHARES, INC.
                               MARCH 31, 2001

NOTES TO FINANCIAL STATEMENTS:
See the Form 10-K filed as of December 31, 2000, for additional information.

NOTE 1:  RECENT ACCOUNTING DEVELOPMENTS

The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137 and SFAS No.
138. The Company adopted SFAS no. 133, as amended, on January 1, 2001. This statement requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Adoption of this statement had no impact on the Company's consolidated financial statements. Upon adoption SFAS No. 133 allows for the one time reclassification of investments from "held to maturity" to "available for sale." On January 1, 2001, Merchants Bank (the "Bank") reclassified $29.1 million of agency securities from "held to maturity" to "available for sale." At the time of the transfer these securities had market values below amortized cost of $402 thousand, net of taxes. This amount has been reflected in other comprehensive income during the period.

NOTE 2:  EARNINGS PER SHARE
The following table presents a reconciliation of the calculations of basic and diluted earnings per share for the quarter ended March 31, 2001:


                                               Net                  Per Share
Quarter Ended March 31, 2001                 Income     Shares       Amount
                                             --------------------------------
                                                (In thousands except share
                                                    and per share data)

Basic Earnings Per Common Share:
  Income Available to Common Shareholders    $2,572    4,099,055    $0.63
Diluted Earnings Per Common Share:
  Options issued to Executives                   --       12,882
  Income available to Common Shareholders
   Plus Assumed Conversions                  $2,572    4,111,937    $0.63
                                             ============================


Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the quarter. The computation of diluted earnings per share for the quarter ended March 31, 2001, excludes the effect of assuming the exercise of certain outstanding stock options because the effect would be anti-dilutive. As of March 31, 2001, there were 99,415 of such options outstanding with exercise prices ranging from $27.750 to $30.500.

NOTE 3:  STOCK REPURCHASE PROGRAM
On January 18, 2001, the Company announced that its Board of Directors adopted a new stock repurchase program, which authorized the Company to repurchase, through January 2002, up to 200 thousand shares of its common stock. Under the repurchase plan the stock may be purchased from time to time, subject to prevailing market conditions. Purchases are to be made on the open market and funded from available cash. The Company had repurchased 42 thousand of its own shares, at a total cost of $1.1 million, under the new repurchase program, as of May 1, 2001.

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

On March 22, 2000, lawyers representing the beneficiaries of two Trust Company accounts filed an action in Chittenden, Vermont Superior Court against Merchants Bancshares and others, asserting that their clients and others similarly situated were not fully reimbursed for damages allegedly suffered in connection with certain investments made by Merchants Trust Company in Piper Jaffray during 1993 and 1994, and complaining, among other matters, that the disbursement described in the immediately-preceding paragraph was improper. The Complaint asserts, among other matters, that the Trust Company and others violated the Vermont Consumer Fraud Act, were negligent and made negligent misrepresentations, and breached duties of trust. The Complaint seeks certification of the action as a class action, unspecified damages, and other relief. By Decision and Order the Superior Court granted class certification. The Company's counsel believe the Superior Court's decision was improper and the Company intends to seek review and reversal, or other appropriate relief, from the Vermont Supreme Court. The litigation is at an early stage. While it is not possible to predict its outcome, the Company believes full reimbursement of any Piper Jaffray losses was provided, that such disbursement was proper, that class certification is inappropriate, and that the claims for relief lack merit.

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


                         MERCHANTS BANCSHARES, INC.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All adjustments necessary for a fair statement of the three months ended March 31, 2001 and 2000, have been included in the financial statements. The information was prepared from the unaudited financial statements of Merchants Bancshares, Inc. (the Company) and its subsidiaries, Merchants Bank (the Bank) , Merchants Trust Company and Merchants Properties, Inc.

OVERVIEW
Merchants Bancshares, Inc. earned net income of $2.57 million, or basic and diluted earnings per share of $.63 for the quarter ended March 31, 2001, compared to $2.48 million, or basic and diluted earnings per share of $.58 for the same period a year earlier. The return on average assets and return on average equity for the first quarter of 2001 were 1.39% and 15.01%, respectively, compared to 1.41% and 15.45% for the first quarter of 2000.

RESULTS OF OPERATIONS
Net Interest Income: Net interest income for the first three months of 2001 was $8.4 million, compared to $8.1 million for the first three months of 2000. After decreasing steadily throughout 2000 the Bank's net interest margin increased by 13 basis points from December 31, 2000 to March 31, 2001 to 4.91%, which is also a 4 basis point increase from the first quarter of last year. The Bank's rate spread was 4.27% for the first quarter of 2001, an increase of 17 basis points from the fourth quarter of last year, and an increase of 4 basis points from the first quarter of 2000. The increases in the Bank's net interest margin and spread are primarily a result of the rate cuts by the Federal Reserve during the quarter. The Bank's average interest earning assets were $32 million higher for the first quarter of 2001 compared to the first quarter of 2000, at the same time, the Bank's interest bearing liabilities were $26 million higher. Both the yield on interest earning assets and the cost of interest bearing liabilities for the first quarter of 2001 are comparable to their first quarter of 2000 levels. Yields on interest earning assets were 8.09% for the quarter ended March 31, 2001, compared to 8.06% for the same quarter one year earlier; the cost of interest bearing liabilities was 3.82% for the first quarter of 2001, compared to 3.83% for the first quarter of 2000. The schedule on page 13 shows the yield analysis for the periods reported.

Provision for Loan Losses: The Bank continued to have success at recovering previously charged off obligations during 2001. During the first quarter of the year the Bank recorded $112 thousand in individual recoveries on obligations, which were previously charged off, as a negative loan loss provision. It is the Bank's current practice to record loan recoveries in the income statement. See the discussion of Non-Performing Assets on pages 11 to 12 for more information on the loan loss reserve.

Non-interest income: Total non-interest income increased by $218 thousand for the first three months of 2001 compared to 2000. Service charges on deposits increased $97 thousand for the first quarter of 2001 compared to 2000, primarily due to increases in overdraft revenue during the quarter. Other noninterest income increased by $233 thousand for the first three months of 2001 compared to 2000. Increases in ATM and debit card usage and fees accounted for $48 thousand of this increase. Additionally, the Bank sold a portion of its loan servicing portfolio during the first quarter; the sale generated a gain of $53 thousand.

Non-interest expenses: Total non-interest expenses for the three month period increased $183 thousand over the same period in 2000. Salaries and wages and Employee benefits were relatively flat quarter over quarter. Occupancy expenses increased by $53 thousand for the first quarter of 2001 compared to 2000, primarily a result of increased fuel and heating costs. Legal and Professional fees are $77 thousand higher for the first quarter of the current year, a result of increases in contracted services. The Bank has continued its practice of investing in low income and elderly housing partnerships, these partnerships provide tangible support in our communities for those most in need, as well as providing tax benefits. The expense related to these investments increased by $50 thousand for the first quarter of this year compared to last year.

BALANCE SHEET ANALYSIS
The Bank has continued to see strong new deposit growth during the first quarter, but at a slower pace than the first quarter of 2000. More than 5,000 new FreedomLYNX(R) and MoneyLYNX(TM) deposit accounts were opened during the first quarter. Average deposits for the first quarter of 2001 were $5.1 million (0.8%) lower than during the fourth quarter of 2000, some slight contraction of deposit balances during the first quarter of the year is not unusual. Deposit balances at quarter-end were $5.4 million higher than balances at December 31, 2000.

Average total loans decreased $1.5 million during the first quarter; quarter end balances were $2.8 million lower than year end balances. The Bank's commercial loan portfolio increased $1.4 million (1.7%) during the first quarter of 2001. This increase is due to the Bank's continued emphasis on lending to operating businesses and the ramping up of the Bank's CommerceLYNX(TM) program, which is designed to appeal to small businesses. The Bank's commercial mortgage portfolio decreased $3.8 million (1.9%) during the first three months of the year primarily because scheduled amortization of the existing portfolio exceeded new originations. The Bank's average investment portfolio decreased by $7.9 million during the quarter; a result of he Bank's decision to sell several of its callable agencies during the quarter.

In the ordinary course of business, Merchants Bank makes commitments for possible future extensions of credit. On March 31, 2001, the Bank was obligated to fund $6.6 million of standby letters of credit. No losses are anticipated in connection with these commitments.

RISK MANAGEMENT
There have been no significant changes in the Company's risk profile, or management's risk management practices, since year-end.

INCOME TAXES
The Company and its subsidiaries are taxed on income by the IRS at the Federal level. The State of Vermont levies franchise taxes on banks based upon average deposit levels in lieu of taxing income. Franchise taxes are included in other expenses in the consolidated statements of income.

The Company recognized $367 thousand in low income housing tax credits for the first three months of 2001 and $300 thousand for the same period in 2000, representing the amount of the income tax credits earned during those quarters. The Company's statutory tax rate was 35% for all periods. The recognition of low income housing tax credits has reduced the Company's effective tax rate to 24% for the three months ended March 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity, as it pertains to banking, can be defined as the ability to generate cash in the most economical way to satisfy loan demand, deposit withdrawal demand, and to meet other business opportunities, which require cash. The Bank has a number of sources of liquid funds; including $25 million in available Federal Funds lines of credit at March 31, 2001; an overnight line of credit with the Federal Home Loan Bank (FHLB) of $15 million; an estimated additional borrowing capacity with FHLB of $100 million; and the ability to borrow through the use of repurchase agreements, collateralized by the Bank's investments, with certain approved counterparties.

NON-PERFORMING ASSETS AND THE RESERVE FOR POSSIBLE LOAN LOSSES
--------------------------------------------------------------

The following tables summarize the Bank's non-performing assets as of March 31, 2001, December 31, 2000, and March 31, 2000:


(In thousands)                       March 31, 2001    December 31, 2000    March 31, 2000
                                     -----------------------------------------------------

Nonaccrual Loans                         $2,837              $3,240             $3,573
Loans Past Due 90 Days or More
 and Still Accruing                           7                  52                123
Restructured Loans                          210                 214                399
                                         ---------------------------------------------
Total Non-performing Loans (NPL)          3,054               3,506              4,095
Other Real Estate Owned                     271                 377                125
                                         ---------------------------------------------
Total Non-performing Assets (NPA)        $3,325              $3,883             $4,220
                                         =============================================


      Note: Included in nonaccrual loans are certain loans whose terms have been substantially modified in troubled debt restructuring.

Discussion of events affecting NPA: Significant events affecting the categories of NPA are discussed below:

Nonaccrual Loans:
-----------------
      During the first quarter of 2001 approximately $550 thousand in reductions to nonaccrual loans were offset in part by approximately $150 thousand of additions. The reductions resulted from the payoffs of several small commercial loans, $170 thousand charged down in one commercial loan, and scheduled loan payments.

Loans Past Due 90 Days or More and still accruing:
--------------------------------------------------
      Loans past due 90 days decreased $45 thousand in the first quarter, after dropping $23 thousand in the 4th quarter of 2000.

Restructured Loans:
-------------------
      There was a net decrease of $4 thousand in restructured loans primarily due to scheduled amortization of loan balances.

Other Real Estate Owned:
------------------------
      During the first quarter Other Real Estate Owned ("OREO") decreased $106 thousand as a result of the sale of one commercial property.

The reserve for possible loan losses is based on management's estimate of the amount required to reflect the risks in the loan portfolio, based on circumstances and conditions at each reporting date. Merchants Bank reviews the adequacy of the Reserve for Possible Loan Losses ("RPLL") at least quarterly. Factors considered in evaluating the adequacy of the reserve include previous loss experience, current economic conditions and their effect on the borrowers, the performance of individual loans in relation to contract terms and estimated fair values of properties to be foreclosed. The method used in determining the amount of the RPLL is not based on maintaining a specific percentage of RPLL to total loans or total nonperforming assets. Rather, the methodology is a comprehensive analytical process of assessing the credit risk inherent in the loan portfolio. This assessment incorporates a broad range of factors, which indicate both general, and specific credit risk, as well as a consistent methodology for quantifying probable credit losses. Losses are charged against the RPLL when management believes that the collectibility of principal is doubtful. To the extent management determines the level of anticipated losses in the portfolio have significantly increased or diminished, the RPLL is adjusted through current earnings. As part of the Bank's analysis of specific credit risk, detailed and extensive reviews are done on larger credits and problematic credits identified on the watched asset list, nonperforming asset listings and internal credit rating reports. An outside loan review firm examines the Bank's commercial loan portfolio three times per year. Over the course of the year, approximately 75% of commercial loan balances are reviewed, including all relationships over $750 thousand and classified loans over $100 thousand. Issues addressed by the loan review process include the accuracy of the Bank's internal risk ratings system, loan quality, and adequacy of the RPLL. Loans deemed impaired at March 31, 2001, totaled $4.1 million, of this total $2.7 million are included as non-performing assets in the table above. Impaired loans have been allocated $551 thousand of the RPLL.

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

The following table reflects the Bank's non-performing asset and coverage ratios as of March 31, 2001, December 31, 2000, and March 31, 2000:


                                     March 31, 2001    December 31, 2000    March 31, 2000
                                     -----------------------------------------------------

Percentage of Non-performing
 Loans to Total Loans                     0.64%              0.73%               0.89%
Percentage of Non-performing
 Assets to Total Loans plus Other
 Real Estate Owned                        0.70%              0.81%               0.92%
Percentage of RPLL to Total Loans         2.13%              2.19%               2.43%
Percentage of RPLL to NPL                  332%               299%                272%
Percentage of RPLL to NPA                  305%               270%                264%

Management considers the balance of the RPLL adequate at March 31, 2001. Management's assessment of the adequacy of the RPLL concluded that a provision was not necessary during the first quarter of 2001.


                         Merchants Bancshares, Inc.
                          Supplemental Information
                                  Unaudited


                                                  Three Months Ended
                                                  ------------------------------------------------------------------
                                                           March 31,2001                      March 31, 2000
(In thousands except share and per share data)
                                                              Interest                           Interest
                                                  Average     Income/     Average    Average     Income/     Average
(Fully Taxable Equivalent)                        Balance     Expense      Rate      Balance     Expense      Rate
                                                  ------------------------------------------------------------------

INTEREST EARNING ASSETS
  Loans (1)                                       $476,079    $10,248      8.73%     $455,372    $ 9,886      8.71%
  Taxable Investments                              204,490      3,409      6.76%      204,722      3,389      6.64%
  Federal Funds Sold and Securities Purchased
   Under Agreements to Resell                       13,169        176      5.42%        1,886         28      5.95%
                                                  ----------------------------------------------------------------
Total Interest Earning Assets                     $693,738    $13,833      8.09%     $661,980    $13,303      8.06%
                                                  ================================================================

INTEREST BEARING LIABILITIES
  Savings, NOW and Money Market Deposits          $412,714    $ 3,291      3.23%     $375,345    $ 3,060      3.27%
  Time Deposits                                    161,255      2,103      5.29%      158,639      1,935      4.89%
                                                  ----------------------------------------------------------------
      Total Savings and Time Deposits              573,969      5,394      3.81%      533,984      4,995      3.75%

  Federal Funds Purchased                              339          5      5.98%        1,238         19      6.16%
  Other Borrowed Funds                               2,040         29      5.77%       13,260        199      6.02%
  Debt                                               1,498         12      3.25%        3,616         55      6.10%
                                                  ----------------------------------------------------------------
Total Interest Bearing Liabilities                 577,846      5,440      3.82%      552,098      5,268      3.83%

Other Liabilities & Stockholders' Equity

(Net of Non-Interest Earning Assets)               115,892                            109,882
                                                  --------                           --------

Total Liabilities & Stockholders' Equity
 (Net of Non-Interest Earning Assets)             $693,738                           $661,980
                                                  ========                           ========

Rate Spread                                                                4.27%                              4.23%
                                                                           ====                               ====

Net Yield on Interest Earning Assets                                       4.91%                              4.87%
                                                                           ====                               ====

<F1>  Includes principal balance of non-accrual loans and fees on loans.


                         MERCHANTS BANCSHARES, INC.
                               MARCH 31, 2001


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

On March 22, 2000, lawyers representing the beneficiaries of two Trust Company accounts filed an action in Chittenden, Vermont Superior Court against Merchants Bancshares and others, asserting that their clients and others similarly situated were not fully reimbursed for damages allegedly suffered in connection with certain investments made by Merchants Trust Company in Piper Jaffray during 1993 and 1994, and complaining, among other matters, that the disbursement described in the immediately-preceding paragraph was improper. The Complaint asserts, among other matters, that the Trust Company and others violated the Vermont Consumer Fraud Act, were negligent and made negligent misrepresentations, and breached duties of trust. The Complaint seeks certification of the action as a class action, unspecified damages, and other relief. By Decision and Order the Superior Court granted class certification. The Company's counsel believe the Superior Court's decision was improper and the Company intends to seek review and reversal, or other appropriate relief, from the Vermont Supreme Court. The litigation is at an early stage. While it is not possible to predict its outcome, the Company believes full reimbursement of any Piper Jaffray losses was provided, that such disbursement was proper, that class certification is inappropriate, and that the claims for relief lack merit.

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

                               MARCH 31, 2001

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


                                       Merchants Bancshares, Inc.


                                       /s/ Joseph L. Boutin
                                       --------------------
                                       Joseph L. Boutin, President


                                       /s/ Janet P. Spitler
                                       --------------------
                                       Janet P. Spitler, Treasurer

                                       May 10, 2001
                                       ------------
                                       Date