Form 10-Q
period 2001-06-30
MERCHANTS BANCSHARES INC
filed 2001-08-13
CIK 726517

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549



                                  FORM 10-Q

              QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


                     FOR THE QUARTER ENDED JUNE 30, 2001
                       COMMISSION FILE NUMBER 0-11595


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


      4,077,109 Shares Common Stock $.01 Par Outstanding August 8, 2001


                         MERCHANTS BANCSHARES, INC.

                             INDEX TO FORM 10-Q


PART I
ITEM 1    FINANCIAL STATEMENTS

      Consolidated Balance Sheets
      June 30, 2001 and December 31, 2001                                1

      Consolidated Statements of Operations
      For the three months ended June 30, 2001 and 2000, and
      the six months ended June 30, 2001 and 2000                        2

      Consolidated Statements of Comprehensive Income
      For the three months ended June 30, 2001 and 2000, and
      the six months ended June 30, 2001 and 2000                        3

      Consolidated Statement of Changes in Stockholders' Equity
      For the year ended December 31, 2000, and the six months
      ended June 30, 2001 and 2000                                       4

      Consolidated Statements of Cash Flows
      For the six months ended June 30, 2001 and 2000                    5

      Footnotes to Financial Statements as of June 30, 2001            6-8

ITEM 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations                         9-14

PART II - OTHER INFORMATION

ITEM 1 Legal Proceedings                                             15-16

ITEM 2 Changes in Securities                                          NONE

ITEM 3 Defaults upon Senior Securities                                NONE

ITEM 4 Submission of Matters to a Vote of Security Holders            NONE

ITEM 5 Other Information                                              NONE

ITEM 6 Exhibits and Reports on Form 8-K                               NONE

SIGNATURES                                                              17


                         Merchants Bancshares, Inc.
                         Consolidated Balance Sheets


                                                                    June 30,     December 31,
(In thousands except share and per share data)                        2001           2000
                                                                    ------------------------
                                                                    Unaudited

ASSETS
  Cash and Due from Banks                                           $ 33,533     $ 34,192
  Federal Funds Sold and Securities Purchased
   Under Resale Agreements                                            23,000        2,700
  Investments:
    Debt Securities Available for Sale                               114,596       90,110
    Debt Securities Held to Maturity                                  84,641      118,872
      (Fair Value of $85,899 and $119,355)
    Trading Securities                                                   972        1,077
                                                                    ---------------------
      Total Investments                                              200,209      210,059
                                                                    ---------------------
  Loans                                                              484,973      478,489
  Reserve for Possible Loan Losses                                    10,007       10,494
                                                                    ---------------------
      Net Loans                                                      474,966      467,995
                                                                    ---------------------
  Federal Home Loan Bank Stock                                         3,620        3,362
  Bank Premises and Equipment, Net                                    11,821       12,530
  Investment in Real Estate Limited Partnerships                       3,188        2,977
  Other Real Estate Owned                                              1,690          377
  Other Assets                                                        12,026       12,155
                                                                    ---------------------
      Total Assets                                                  $764,053     $746,347
                                                                    =====================

LIABILITIES
  Deposits:
    Demand                                                          $ 87,415     $ 91,417
    Savings, NOW and Money Market Accounts                           436,395      408,904
    Time Deposits $100 thousand and Greater                           25,297       26,257
    Other Time                                                       131,912      136,535
                                                                    ---------------------
      Total Deposits                                                 681,019      663,113
                                                                    ---------------------
  Demand Note Due U.S. Treasury                                        4,000        2,816
  Other Short-Term Borrowings                                             --        3,000
  Other Liabilities                                                    6,087        8,668
  Long-Term Debt                                                       2,294        1,300
                                                                    ---------------------
      Total Liabilities                                              693,400      678,897
                                                                    ---------------------

Commitments and Contingencies (Note 4)
STOCKHOLDERS' EQUITY
  Preferred Stock Class A Non-Voting
    Authorized - 200,000, Outstanding 0                                   --           --
  Preferred Stock Class B Voting
    Authorized - 1,500,000, Outstanding 0                                 --           --
  Common Stock, $.01 Par Value                                            44           44
    Shares Authorized                                  7,500,000
    Outstanding,    Current Period                     3,923,926
                    Prior Period                       3,942,331
  Capital in Excess of Par Value                                      33,115       33,076
  Retained Earnings                                                   44,827       41,902
  Treasury Stock (At Cost)                                           (10,712)     (10,124)
                    Current Period                       510,694
                    Prior Period                         492,289
  Deferred Compensation Arrangements                                   2,683        2,575
  Unrealized gains (losses) on Debt Securities
   Available for Sale, Net                                               696          (23)
                                                                    ---------------------
      Total Stockholders' Equity                                      70,653       67,450
                                                                    ---------------------
      Total Liabilities and Stockholders' Equity                    $764,053     $746,347
                                                                    =====================



The accompanying notes are an integral part of these consolidated financial statements.


                         Merchants Bancshares, Inc.
                    Consolidated Statements of Operations
                                  Unaudited


                                             Three Months Ended June 30,    Six Months Ended June 30,
(In thousands except per share data)              2001        2000              2001        2000
                                             --------------------------------------------------------

INTEREST AND DIVIDEND INCOME
  Interest and Fees on Loans                     $10,243     $10,276           $20,472     $20,300
  Interest and Dividends on Investments
    U.S. Treasury and Agency Obligations           2,700       2,937             5,522       5,816
    Other                                            892         618             1,655       1,156
                                                 -------------------------------------------------
      Total Interest Income                       13,835      13,831            27,649      27,272
                                                 -------------------------------------------------

INTEREST EXPENSE
  Savings, NOW and Money Market Accounts           2,851       3,363             6,142       6,423
  Time Deposits $100 Thousand and Greater            384         424               791         805
  Other Time Deposits                              1,602       1,591             3,298       3,145
  Other Borrowed Funds                                18         162                52         372
  Debt                                                18          13                29         170
                                                 -------------------------------------------------
      Total Interest Expense                       4,873       5,553            10,312      10,915
                                                 -------------------------------------------------

  Net Interest Income                              8,962       8,278            17,337      16,357
  Provision for Possible Loan Losses                (187)        (57)             (299)       (414)
                                                 -------------------------------------------------
  Net Interest Income after Provision
   for Loan Losses                                 9,149       8,335            17,636      16,771
                                                 -------------------------------------------------

NONINTEREST INCOME
  Trust Company Income                               435         481               835         913
  Service Charges on Deposits                      1,008         900             1,951       1,746
  Gain (Loss) on Sale of Investments, Net             --          --               (79)          1
  Other                                              739         400             1,303         731
                                                 -------------------------------------------------
      Total Noninterest Income                     2,182       1,781             4,010       3,391
                                                 -------------------------------------------------

NONINTEREST EXPENSES
  Salaries and Wages                               2,847       2,625             5,521       5,281
  Employee Benefits                                  647         684             1,344       1,457
  Occupancy Expense, Net                             622         532             1,254       1,111
  Equipment Expense                                  627         645             1,247       1,275
  Legal and Professional Fees                        611         353               952         617
  Marketing                                          378         334               696         645
  Equity in Losses of Real Estate
   Limited Partnerships                              200         135               400         285
  Vermont Franchise Taxes                            191         173               372         339
  Expenses - Other Real Estate Owned, net             23          16               113          75
  Other                                            1,234       1,214             2,396       2,358
                                                 -------------------------------------------------
      Total Noninterest Expenses                   7,380       6,711            14,295      13,443
                                                 -------------------------------------------------

Income Before Income Taxes                         3,951       3,405             7,351       6,719
  Provision for Income Taxes                       1,004         864             1,832       1,696
                                                 -------------------------------------------------
NET INCOME                                       $ 2,947     $ 2,541             5,519     $ 5,023
                                                 =================================================

Basic Earnings Per Common Share                  $  0.72     $  0.60           $  1.35     $  1.18
Diluted Earnings Per Common Share                $  0.72     $  0.60           $  1.34     $  1.17



The accompanying notes are an integral part of these consolidated financial statements.


                         Merchants Bancshares, Inc.
               Consolidated Statements of Comprehensive Income
                                  Unaudited


                                                        Three Months Ended    Six Months Ended
                                                             June 30,              June 30,
(In thousands)                                            2001       2000      2001      2000
                                                        --------------------------------------

Net Income as Reported                                   $2,947     $2,541    $5,519    $5,023
Change in Net Unrealized Appreciation (Depreciation)
 of Securities, Net of Tax                                (441)         40       250      (186)
Less: Reclassification Adjustments for
 Securities Losses Included in Net Income,
 Net of Taxes                                               --          --        51        --
                                                        --------------------------------------
Comprehensive Income Before Transfers                    2,506       2,581     5,820     4,837
Impact of transfer of Securities from Available
 for Sale to Held to Maturity                                6          23        16        47
Impact of transfer of Securities from Held
 to Maturity to Available for Sale                          --          --       402        --
                                                        --------------------------------------
Comprehensive Income                                    $2,512      $2,604    $6,238    $4,884
                                                        ======================================



The accompanying notes are an integral part of these consolidated financial statements.


                         Merchants Bancshares, Inc.
         Consolidated Statements of Changes in Stockholders' Equity
                  For the Year Ended December 31, 2000, and
                 the Six Months ended June 30, 2001 and 2000
                                  Unaudited


                                                                                                      Net Unrealized
                                                                                                       Appreciation
                                                    Capital in                           Deferred     (Depreciation)
                                           Common   Excess of    Retained   Treasury   Compensation   of Investment
(In thousands)                             Stock    Par Value    Earnings    Stock     Arrangements     Securities      Total
                                           -----------------------------------------------------------------------------------

Balance, December 31, 1999                 $44       $33,072     $35,368    $ (4,699)     $2,372         $(1,421)      $64,736
  Net Income                                --            --       5,023          --          --              --         5,023
  Purchase of Treasury Stock                --            --          --      (3,163)         --              --        (3,163)
  Issuance of Stock under Deferred
   Compensation Arrangements                --            --          --          50         (50)             --            --
  Dividends Paid                            --            --      (1,784)         --          --              --        (1,784)
  Unearned Compensation --
   Restricted Stock Awards                  --            --          --          --          (3)             --            (3)
  Deferred Compensation Arrangements        --            --          --          --         114              --           114
  Change in Net Unrealized Appreciation
   (Depreciation) of Securities
   Available for Sale, Net of Tax           --            --          --          --          --            (186)         (186)
  Change in Net Unrealized Appreciation
   of Securities Transferred to the Held
   to Maturity Portfolio, Net of Tax        --            --          --         --           --              47            47
                                           -----------------------------------------------------------------------------------

Balance June 30, 2000                       44        33,072      38,607      (7,812)      2,433          (1,560)       64,784
  Net Income                                --            --       5,510          --          --              --         5,510
  Purchase of Treasury Stock                --            --          --      (2,614)         --              --        (2,614)
  Sale of Treasury Stock                    --             4          --         302          --              --           306
  Issuance of Stock under Deferred
   Compensation Arrangements                --            --          --          --          --              --            --
  Dividends Paid                            --            --      (2,215)         --          --              --        (2,215)
  Unearned Compensation --
   Restricted Stock Awards                  --            --          --          --          (3)             --            (3)
  Deferred Compensation Arrangements        --            --          --          --         145              --           145
  Change in Net Unrealized Appreciation
   (Depreciation) of Securities
   Available for Sale, Net of Tax           --            --          --          --          --           1,491         1,491
  Change in Net Unrealized Appreciation
   of Securities Transferred to the Held
   to Maturity Portfolio, Net of Tax        --            --          --          --          --              46            46
                                           -----------------------------------------------------------------------------------

Balance, December 31, 2000                  44        33,076      41,902     (10,124)      2,575             (23)       67,450
  Net Income                                --            --       5,519          --          --              --         5,519
  Purchase of Treasury Stock                --            --          --      (1,133)         --              --        (1,133)
  Sale of Treasury Stock                    --            42          --         468          --              --           510
  Issuance of Stock under
   Deferred Compensation Arrangements       --            --          --          52         (52)             --            --
  Issuance of Stock Under Employee
   Stock Option Plans                       --            (3)         --          25          --              --            22
  Dividends Paid                            --            --      (2,594)         --          --              --        (2,594)
  Unearned Compensation --
   Restricted Stock Awards                  --            --          --          --          (2)             --            (2)
  Deferred Compensation Arrangements        --            --          --          --         162              --           162
  Change in Net Unrealized Appreciation
   (Depreciation) of Securities
   Available for Sale, Net of Tax           --            --          --          --          --             301           301
  Change in Net Unrealized Appreciation
   of Securities Transferred to the Held
   to Maturity Portfolio, Net of Tax        --            --          --          --          --              16            16
  Impact of Transfer of Securities from
   the Held to Maturity Portfolio to the
   Available for Sale Portfolio,
   Net of Tax                                                                                                402           402
                                           -----------------------------------------------------------------------------------
Balance, June 30, 2001                     $44       $33,115     $44,827    $(10,712)     $2,683         $   696       $70,653


The accompanying notes are an integral part of these consolidated financial statements.


                         Merchants Bancshares, Inc.
                    Consolidated Statement of Cash Flows
                                  Unaudited


For the six months ended June 30,                                      2001        2000
                                                                     --------------------
(In thousands)


CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                           $  5,519    $  5,023
Adjustments to Reconcile Net Income to Net Cash
 Provided by Operating Activities:
  Provision for Possible Loan Losses                                     (299)       (414)
  Provision for Possible Losses on Other Real Estate Owned                 --          --
  Provision for Depreciation and Amortization                           1,094       1,357
  Net Losses (Gains) on Sales of Investment Securities                     79          (1)
  Net Gains on Sales of Loans and Leases                                   --          (6)
  Net Losses on Disposition of Premises and Equipment                       6          41
  Net Gains on Sales of Other Real Estate Owned                           (23)         (7)
  Equity in Losses of Real Estate Limited Partnerships                    400         285
Changes in Assets and Liabilities:
  Decrease (Increase) in Interest Receivable                              207        (476)
  Decrease in Interest Payable                                           (949)       (179)
  (Decrease) Increase in Other Assets                                    (329)      4,377
  (Decrease) Increase in Other Liabilities                             (1,630)      1,563
                                                                     --------------------
      Net Cash Provided by Operating Activities                         4,075      11,563
                                                                     --------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from Sales of Investment Securities Available for Sale      20,661       8,998
  Proceeds from Maturities of Securities Available for Sale            12,333       5,693
  Proceeds from Maturities of Securities Held to Maturity               5,297       4,951
  Purchases of Available for Sale Investment Securities               (27,249)    (28,343)
  Purchases of Held to Maturity Investment Securities                    (204)     (2,487)
  Loan Originations in Excess of Principal Repayments                  (8,100)    (21,448)
  Proceeds from Sales of Loans and Leases                                  --       1,191
  Purchases of Federal Home Loan Bank Stock                              (258)       (411)
  Proceeds from Sales of Premises and Equipment                             9          --
  Proceeds from Sales of Other Real Estate Owned                          148           7
  Investments in Real Estate Limited Partnerships                        (611)       (256)
  Purchases of Premises and Equipment                                    (306)       (736)
                                                                     --------------------
      Net Cash Used in Investing Activities                             1,720     (32,841)
                                                                     --------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net Increase in Deposits                                             17,906      41,520
  Net (Decrease) Increase in Other Borrowed Funds                      (1,816)         --
  Proceeds from Federal Home Loan Bank Advances                         1,000          --
  Principal Payments on Debt                                               (7)     (5,035)
  Cash Dividends Paid                                                  (2,126)     (1,784)
  Acquisition of Treasury Stock                                        (1,133)     (3,163)
  Proceeds from the Exercise of Employee Stock Options                     22          --
                                                                     --------------------
      Net Cash Provided by Financing Activities                        13,846      31,538
                                                                     --------------------

Increase (Decrease) in Cash and Cash Equivalents                       19,641      10,260
Cash and Cash Equivalents Beginning of Year                            36,892      23,746
                                                                     --------------------
Cash and Cash Equivalents End of Period                              $ 56,533    $ 34,006
                                                                     ====================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Total Interest Payments                                            $ 11,261    $ 11,093
  Total Income Tax Payments                                             4,000          --
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
 AND FINANCING ACTIVITIES
  Distribution of Stock Under Deferred Compensation Arrangements           52          50
  Transfer of Securities from Held to Maturity
   to Available for Sale                                               29,125          --


The accompanying notes are an integral part of these consolidated financial statements.


                         MERCHANTS BANCSHARES, INC.
                                JUNE 30, 2001

NOTES TO FINANCIAL STATEMENTS:
See the Form 10-K filed as of December 31, 2000, for additional information.

NOTE 1:  RECENT ACCOUNTING DEVELOPMENTS

In June 2001 the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations (SFAS 141"), and No. 142, "Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 requires that the purchase accounting method be used for all business combinations initiated after June 30, 2001. SFAS 142 establishes new accounting and reporting standards for goodwill and intangible assets. Under the new statement, goodwill is no longer subject to amortization over its useful life. It will be subject to periodic (at least annual) assessments for impairment by applying a fair value based test. In the event that the recorded amount of goodwill exceeds its fair value, an impairment loss would be recorded. The Company will adopt SFAS 142 effective January 1, 2002.

NOTE 2: EARNINGS PER SHARE
The following table presents a reconciliation of the calculations of basic and diluted earnings per share for the quarter ended June 30, 2001:


                                               Net                  Per Share
Quarter Ended June 30, 2001                  Income     Shares       Amount
                                             --------------------------------
                                                (In thousands except share
                                                   and per share data)

Basic Earnings Per Common Share:
  Income Available to Common Shareholders    $2,947    4,083,582      $0.72
Diluted Earnings Per Common Share:
  Options issued to Executives                   --       15,835
  Income available to Common Shareholders
   Plus Assumed Conversions                  $2,947    4,099,417      $0.72
                                             ==============================


                                               Net                  Per Share
Six Months Ended June 30, 2001               Income     Shares       Amount
                                             --------------------------------
                                                (In thousands except share
                                                   and per share data)

Basic Earnings Per Common Share:
  Income Available to Common Shareholders    $5,519    4,091,268      $1.35
Diluted Earnings Per Common Share:
  Options issued to Executives                   --       14,359
  Income available to Common Shareholders
   Plus Assumed Conversions                  $5,519    4,105,627      $1.34
                                             ==============================


Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the quarter.

NOTE 3: STOCK REPURCHASE PROGRAM
On January 18, 2001, the Company announced that its Board of Directors adopted a new stock repurchase program, which authorized the Company to repurchase, through January 2002, up to 200 thousand shares of its common stock. Under the repurchase plan the stock may be purchased from time to time, subject to prevailing market conditions. Purchases are to be made on the open market and funded from available cash. The Company had repurchased 42 thousand of its own shares, at a total cost of $1.1 million, under the new repurchase program, as of July 1, 2001.

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

On March 22, 2000, lawyers representing the beneficiaries of two Trust Company accounts filed an action in Chittenden, Vermont Superior Court against Merchants Bancshares and others, asserting that their clients and others similarly situated were not fully reimbursed for damages allegedly suffered in connection with certain investments made by Merchants Trust Company in Piper Jaffray during 1993 and 1994, and complaining, among other matters, that the disbursement described in the immediately-preceding paragraph was improper. The Complaint asserts, among other matters, that the Trust Company and others violated the Vermont Consumer Fraud Act, were negligent and made negligent misrepresentations, and breached duties of trust. The Complaint seeks certification of the action as a class action, unspecified damages, and other relief. By Decision and Order the Superior Court granted class certification. The litigation is at an early stage. While it is not possible to predict its outcome with certainty, the Company believes the claims for relief lack merit.

On June 26, 2001, the Trust Company received, as Trustee, approximately $590 thousand in additional funds from the settlement of a related class action proceeding against Piper Jaffray's accountants. In the second quarter of 2001 the Company realized $265 thousand as a result of that payment. The Company has advised the Superior Court that it proposes to give written notice of the receipt to the relevant trust customers and provide a reasonable opportunity for comments, questions, or other actions. Assuming that no such comment, question or other action causes the Company to alter its course, the Company intends to disburse the $590 thousand to itself and its insurer, in partial reimbursement of the $9.2 million it paid to trust customers in 1994.

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

                         MERCHANTS BANCSHARES, INC.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All adjustments necessary for a fair statement of the three months ended June 30, 2001 and 2000, have been included in the financial statements. The information was prepared from the unaudited financial statements of Merchants Bancshares, Inc. (the Company) and its subsidiaries, Merchants Bank (the Bank), Merchants Trust Company and Merchants Properties, Inc.

OVERVIEW
Merchants Bancshares, Inc. earned net income of $2.95 million, or basic and diluted earnings per share of $.72 for the quarter ended June 30, 2001, compared to $2.54 million, or basic and diluted earnings per share of $.60 for the same period a year ago. The return on average assets and return on average equity for the second quarter of 2001 were 1.56% and 16.87%, respectively. The Company earned $5.52 million, or basic earnings per share of $1.35 and diluted earnings per share of $1.34 for the six months ended June 30, 2001, compared to $5.02 million, or basic earnings per share of $1.18 and diluted earnings per share of $1.17 for the same period in 2000. The return on average assets and return on average equity for the six months ended June 30, 2001 were 1.48% and 16.32%, respectively.

RESULTS OF OPERATIONS
Net Interest Income: Net interest income for the second quarter of 2001 was $9.0 million compared to $8.3 million for the same period one year earlier, and was $17.3 million for the first half of 2001, compared to $16.4 million for the first half of 2000. After decreasing steadily throughout 2000 the Bank's net interest margin increased by 32 basis points from December 31, 2000, to June 30, 2001, to 5.10%, which is also a 20 basis point increase from the second quarter of last year. The Bank's rate spread was 4.59% for the second quarter of 2001, an increase of 49 basis points from the fourth quarter of last year, and an increase of 36 basis points from the second quarter of 2000. The increases in the Bank's net interest margin and spread are primarily a result of the 275 basis point rate reductions made by the Federal Reserve during the year. Of the Bank's quarterly average $591 million in interest bearing deposits 73% ($431 million) are in non-time products which reprice with the market. As a result of this deposit mix the Bank's average cost of deposits dropped 63 basis points from the second quarter of 2000 to the second quarter of 2001, and dropped 10 basis points for the first six months of the current year compared to the prior year. The Bank's overall cost of funds decreased 66 basis points when comparing the second quarter of the current year to the prior year, and 18 basis points when comparing the six month periods. At the same time the Bank's yield on interest earning assets decreased 31 basis points for the second quarter, and 8 basis points for the first half of the current year compared to the prior year. The Bank's average interest earning assets were $25 million higher for the second quarter of 2001 compared to the second quarter of 2000, at the same time, the Bank's interest bearing liabilities were $30 million higher. The schedule on pages 13 and 14 shows the yield analysis for the periods reported.

Provision for Loan Losses: The Bank continued to have success at recovering previously charged off obligations during 2001. During the second quarter of the year the Bank recorded $187 thousand in individual recoveries on obligations, which were previously charged off, as a negative loan loss provision. It is the Bank's current practice to record loan recoveries in the income statement. See the discussion of Non-Performing Assets on pages 11 to 12 for more information on the loan loss reserve.

Non-interest income: Excluding certain litigation settlement proceeds of $265 thousand realized during the second quarter of 2001 (for more information on the settlement proceeds see Part II, Item 1, Legal Proceedings) total non-interest income increased by $136 thousand for the second quarter of 2001 compared to 2000, and $354 thousand for the first six months of the year. Service charges on deposits increased $108 thousand for the second quarter of 2001 compared to 2000, and $205 thousand for the first six months of the year. This increase is primarily due to continued increases in overdraft revenue during 2001. Other noninterest income increased by $339 thousand for the second quarter of 2001 compared to 2000 and $572 thousand for the first half of the year. $265 thousand of that increase is attributable to the settlement proceeds discussed above. Increases in ATM and debit card usage and fees accounted for $92 thousand of the increase for the second quarter and $140 thousand of the six month increase. Additionally, the Bank sold a portion of its loan servicing portfolio during the first quarter; the sale generated a gain of $53 thousand.

Non-interest expenses: Total non-interest expenses for the second quarter of 2001 increased $669 thousand over the comparable period in 2000, and $852 thousand for the first half of the year. Salaries and wages and Employee benefits increased $185 thousand for the second quarter and $127 thousand year to date. This increase is primarily a result of increased projected incentive payouts based on the Bank's strong earnings performance during the first half of the year. Occupancy expenses increased by $90 thousand for the second quarter of 2001 and $143 thousand for the first six months of the year compared to 2000, primarily a result of additional snow plowing and increased depreciation costs. Legal and Professional fees are $258 thousand higher for the second quarter of the current year and $335 thousand higher for the first six months of 2001 compared to 2000. This increase is due primarily to the Bank's estimates of expenses as it defends itself in certain litigation. For more information on this litigation see
Part II, Item 1, Legal Proceedings. The Bank has continued its practice of investing in low income and elderly housing partnerships, these partnerships provide tangible support in our communities for those most in need, as well as providing tax benefits. The expense related to these investments increased by $65 thousand for the second quarter of this year compared to last year and $115 thousand year to date.

BALANCE SHEET ANALYSIS
The Bank has continued to see strong new deposit growth during 2001, but at a slower pace than 2000. More than 9,000 new FreedomLYNX(R) and MoneyLYNX(R) deposit accounts were opened during the first half of the year. Average deposits for the second quarter of 2001 were $13.3 million (2.0%) higher than during the fourth quarter of 2000. Deposit balances at quarter-end were $18 million higher than balances at December 31, 2000.

Average total loans increased $2.3 million from the fourth quarter of 2000 to the second quarter of 2001; quarter end balances were $6.5 million higher than year end balances. The Bank's commercial loan portfolio increased $4.7 million (6.0%) during the first six months of 2001. This increase is due to the Bank's continued emphasis on lending to operating businesses and the ramping up of the Bank's CommerceLYNX(R) program, which is designed to appeal to small businesses. The Bank's commercial mortgage portfolio decreased $7.6 million (3.8%) during the first six months of the year primarily because scheduled amortization and prepayments of the existing portfolio exceeded new originations. Residential real estate mortgages increased by $12.2 million (8.4%) during the first six months of 2001, a reflection of a more favorable interest rate environment during much of the first half of the year. The Bank's average investment portfolio decreased by $11.6 million during the first six months of the year; a result of the Bank's decision to sell several of its callable agencies during the first quarter, and normal amortization and prepayments in the mortgage backed securities portfolio.

In the ordinary course of business, Merchants Bank makes commitments for possible future extensions of credit. On June 30, 2001, the Bank was obligated to fund $6.7 million of standby letters of credit. No losses are anticipated in connection with these commitments.

RISK MANAGEMENT
There have been no significant changes in the Company's risk profile, or management's risk management practices, since year-end.

INCOME TAXES
The Company and its subsidiaries are taxed on income by the IRS at the Federal level. The State of Vermont levies franchise taxes on banks based upon average deposit levels in lieu of taxing income. Franchise taxes are included in non-interest expenses in the consolidated statements of income.

The Company recognized $392 thousand and $760 thousand for the quarter and six months ended June 30, 2001; and recognized $300 thousand and $600 thousand for the comparable periods in 2000. These amounts represent the amount of the income tax credits earned during those periods. The Company's statutory tax rate was 35% for 2001 and 34% for 2000. The recognition of low income housing tax credits has reduced the Company's effective tax rate to 25% for the six months ended June 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity, as it pertains to banking, can be defined as the ability to generate cash in the most economical way to satisfy loan demand, deposit withdrawal demand, and to meet other business opportunities, which require cash. The Bank has a number of sources of liquid funds including: $25 million in available Federal Funds lines of credit at June 30, 2001; an overnight line of credit with the Federal Home Loan Bank (FHLB) of $15 million; an estimated additional borrowing capacity with FHLB of $100 million; and the ability to borrow through the use of repurchase agreements, collateralized by the Bank's investments, with certain approved counterparties.

NON-PERFORMING ASSETS AND THE RESERVE FOR POSSIBLE LOAN LOSSES
--------------------------------------------------------------

The following tables summarize the Bank's non-performing assets as of June 30, 2001, December 31, 2000, and June 30, 2000:


(In thousands)                       June 30, 2001    December 31, 2000    June 30, 2000
                                     ---------------------------------------------------

Nonaccrual Loans                         $2,587             $3,240             $1,995
Loans Past Due 90 Days or More
 and Still Accruing                          45                 52                 70
Restructured Loans                          206                214                310
                                         --------------------------------------------
Total Non-performing Loans (NPL)          2,838              3,506             $2,375
Other Real Estate Owned                   1,690                377                172
                                         --------------------------------------------
Total Non-performing Assets (NPA)        $4,528             $3,883             $2,547
                                         ============================================


      Note: Included in nonaccrual loans are certain loans whose terms have been substantially modified in troubled debt restructuring.

Discussion of events affecting NPA: Significant events affecting the categories of NPA are discussed below:

Nonaccrual Loans:
-----------------
      During the second quarter of 2001 approximately $1.8 million in reductions to nonaccrual loans were offset in part by approximately $1.6 million of additions. The reductions resulted from the payoffs and chargeoffs of several small commercial loans, scheduled loan payments, and the transfer of a $1.4 million loan to Other Real Estate Owned ("OREO"), the details of which are described below. Two commercial relationships totaling $1.4 million were transferred to nonaccrual during the quarter. $930 thousand is attributable to the operator of several lodging and restaurant facilities in southern Vermont; the Small Business Administration participates in this relationship, reducing the Bank's direct exposure to $653 thousand. Collateral coverage appears adequate to satisfy the repayment terms of the loan at this time.

      A $460 thousand real estate secured loan to a hardware and building materials retailer was put into nonaccrual as a result of the closure of the business. Collateral coverage appears adequate to satisfy the repayment terms of the loan at this time.

Loans Past Due 90 Days or More and still accruing:
--------------------------------------------------
      Loans past due 90 days decreased $7 thousand during the first six months of the year.

Restructured Loans:
-------------------
      There was a net decrease of $8 thousand in restructured loans primarily due to scheduled amortization of loan balances.

Other Real Estate Owned:
------------------------
      During the second quarter OREO increased $1.4 million. The increase is solely attributable to an assisted living property in southern Vermont that was acquired through foreclosure. The property is presently contracted for sale with a closing expected during the fourth quarter.

The reserve for possible loan losses is based on management's estimate of the amount required to reflect the risks in the loan portfolio, based on circumstances and conditions at each reporting date. Merchants Bank reviews the adequacy of the Reserve for Possible Loan Losses ("RPLL") at least quarterly. Factors considered in evaluating the adequacy of the reserve include previous loss experience, current economic conditions and their effect on the borrowers, the performance of individual loans in relation to contract terms and estimated fair values of properties to be foreclosed. The method used in determining the amount of the RPLL is not based on maintaining a specific percentage of RPLL to total loans or total nonperforming assets. Rather, the methodology is a comprehensive analytical process of assessing the credit risk inherent in the loan portfolio. This assessment incorporates a broad range of factors, which indicate both general, and specific credit risk, as well as a consistent methodology for quantifying probable credit losses. Losses are charged against the RPLL when management believes that the collectibility of principal is doubtful. To the extent management determines the level of anticipated losses in the portfolio have significantly increased or diminished, the RPLL is adjusted through current earnings. As part of the Bank's analysis of specific credit risk, detailed and extensive reviews are done on larger credits and problematic credits identified on the watched asset list, nonperforming asset listings and internal credit rating reports. An outside loan review firm examines the Bank's commercial loan portfolio three times per year. Over the course of the year, approximately 75% of commercial loan balances are reviewed, including all relationships over $750 thousand and classified loans over $100 thousand. Issues addressed by the loan review process include the accuracy of the Bank's internal risk ratings system, loan quality, and adequacy of the RPLL. Loans deemed impaired at June 30, 2001, totaled $3.2 million, of this total $2.8 million are included as non-performing assets in the table above. Impaired loans have been allocated $230 thousand of the RPLL.

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

The following table reflects the Bank's non-performing asset and coverage ratios as of June 30, 2001, December 31, 2000, and June 30, 2000:


                                     June 30, 2001    December 31, 2000    June 30, 2000
                                     ---------------------------------------------------

Percentage of Non-performing
 Loans to Total Loans                    0.59%              0.73%              0.50%
Percentage of Non-performing
 Assets to Total Loans plus Other
 Real Estate Owned                       0.93%              0.81%              0.54%
Percentage of RPLL to Total Loans        2.06%              2.19%              2.26%
Percentage of RPLL to NPL                 353%               299%               451%
Percentage of RPLL to NPA                 221%               270%               420%

Management considers the balance of the RPLL adequate at June 30, 2001. Management's assessment of the adequacy of the RPLL concluded that a provision was not necessary during the second quarter of 2001.


                         Merchants Bancshares, Inc.
                          Supplemental Information
                                  Unaudited


                                                                        Three Months Ended
                                                 -----------------------------------------------------------------
                                                          June 30, 2001                     June 30, 2000
(In thousands except share and per share data)
                                                             Interest                          Interest
                                                 Average     Income/    Average    Average     Income/     Average
(Fully Taxable Equivalent)                       Balance     Expense     Rate      Balance     Expense      Rate
                                                 -----------------------------------------------------------------

INTEREST EARNING ASSETS
  Loans (1)                                      $479,911    $10,262     8.58%     $466,181    $10,289     8.88%
  Taxable Investments                             201,080      3,282     6.55%      209,815      3,481     6.67%
  Federal Funds Sold and Securities Purchased
   Under Agreements to Resell                      24,712        310     5.03%        4,952         74     6.01%
                                                 --------------------------------------------------------------
Total Interest Earning Assets                    $705,703    $13,854     7.87%     $680,948    $13,844     8.18%

INTEREST BEARING LIABILITIES
  Savings, NOW and Money Market Deposits         $431,176    $ 2,851     2.65%     $390,915    $ 3,363     3.46%
  Time Deposits                                   159,900      1,986     4.98%      162,422      2,015     4.99%
                                                 --------------------------------------------------------------
      Total Savings and Time Deposits             591,076      4,837     3.28%      553,337      5,378     3.91%

  Federal Funds Purchased                              55          1     7.29%          693         11     6.38%
  Other Borrowed Funds                              1,822         17     3.74%        9,425        151     6.44%
  Debt                                              2,243         20     3.58%        1,566         13     3.34%
                                                 --------------------------------------------------------------
Total Interest Bearing Liabilities                595,196      4,875     3.29%      565,021      5,553     3.95%

Other Liabilities & Stockholders' Equity

(Net of Non-Interest Earning Assets)              110,507                           115,927
                                                 --------                          --------

Total Liabilities & Stockholders' Equity
 (Net of Non-Interest Earning Assets)            $705,703                          $680,948
                                                 ========                          ========

Rate Spread                                                              4.59%                             4.23%
                                                                         ====                              ====

Net Yield on Interest Earning Assets                                     5.10%                             4.90%
                                                                         ====                              ====


                                                                         Six Months Ended
                                                 -----------------------------------------------------------------
                                                          June 30, 2001                     June 30, 2000
(In thousands except share and per share data)
                                                             Interest                          Interest
                                                 Average     Income/    Average    Average     Income/     Average
(Fully Taxable Equivalent)                       Balance     Expense     Rate      Balance     Expense      Rate
                                                 -----------------------------------------------------------------

INTEREST EARNING ASSETS
  Loans (1)                                      $477,995    $20,510     8.65%     $412,834    $17,985     8.79%
  Taxable Investments                             202,785      6,691     6.65%      181,853      5,799     6.43%
  Federal Funds Sold and Securities Purchased
   Under Agreements to Resell                      18,940        486     5.17%        1,365         31     4.58%
                                                 --------------------------------------------------------------
Total Interest Earning Assets                    $699,720    $27,687     7.98%     $596,052    $23,815     8.06%

INTEREST BEARING LIABILITIES
  Savings, NOW and Money Market Deposits         $421,945    $ 6,142     2.94%     $332,301    $ 4,758     2.98%
  Time Deposits                                   160,577      4,089     5.14%      149,625      3,762     5.07%
                                                 --------------------------------------------------------------
      Total Savings and Time Deposits             582,522     10,231     3.54%      471,926      8,520     3.64%

  Federal Funds Purchased                             197          6     6.14%        1,782         42     4.75%
  Other Borrowed Funds                              1,931         46     4.80%        8,543        249     5.88%
  Debt                                              1,871         33     3.56%        6,664        233     7.04%
                                                 --------------------------------------------------------------
Total Interest Bearing Liabilities                586,521     10,316     3.55%      488,915      9,044     3.73%

Other Liabilities & Stockholders' Equity

(Net of Non-Interest Earning Assets)              113,199                           107,137
                                                 --------                          --------

Total Liabilities & Stockholders' Equity
 (Net of Non-Interest Earning Assets)            $699,720                          $596,052
                                                 ========                          ========

Rate Spread                                                              4.43%                             4.33%
                                                                         ====                              ====

Net Yield on Interest Earning Assets                                     5.01%                             5.00%
                                                                         ====                              ====

<F1>  Includes principal balance of non-accrual


                         MERCHANTS BANCSHARES, INC.
                                JUNE 30, 2001


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

On March 22, 2000, lawyers representing the beneficiaries of two Trust Company accounts filed an action in Chittenden, Vermont Superior Court against Merchants Bancshares and others, asserting that their clients and others similarly situated were not fully reimbursed for damages allegedly suffered in connection with certain investments made by Merchants Trust Company in Piper Jaffray during 1993 and 1994, and complaining, among other matters, that the disbursement described in the immediately-preceding paragraph was improper. The Complaint asserts, among other matters, that the Trust Company and others violated the Vermont Consumer Fraud Act, were negligent and made negligent misrepresentations, and breached duties of trust. The Complaint seeks certification of the action as a class action, unspecified damages, and other relief. By Decision and Order the Superior Court granted class certification. The litigation is at an early stage. While it is not possible to predict its outcome with certainty, the Company believes the claims for relief lack merit.

On June 26, 2001, the Trust Company received, as Trustee, approximately $590 thousand in additional funds from the settlement of a related class action proceeding against Piper Jaffray's accountants. In the second quarter of 2001 the Company realized $265 thousand as a result of that payment. The Company has advised the Superior Court that it proposes to give written notice of the receipt to the relevant trust customers and provide a reasonable opportunity for comments, questions, or other actions. Assuming that no such comment, question or other action causes the Company to alter its course, the Company intends to disburse the $590 thousand to itself and its insurer, in partial reimbursement of the $9.2 million it paid to trust customers in 1994.

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

Item 2 - Changes in Securities - NONE

Item 3 - Defaults upon Senior Securities - NONE

Item 4 - Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on Tuesday, May 1, 2001 for the purpose of electing Jeffrey L. Davis, Raymond C. Pecor, Jr., and Patrick S. Robins for a three year term; and Michael G. Furlong for a one year term. At the time of the annual meeting there were 4,095,679 shares entitled to vote. Shares voted either in person or by proxy totaled 3,722,810 shares. There were no shares voted against the resolution.

In addition, upon completion of the Annual Meeting the Director's terms continue as follows:


      Name                        Term to Expire In
      ----                        -----------------

Joseph L. Boutin                         2003
Charles A. Davis                         2003
Peter A. Bouyea                          2003
Leo O'Brien, Jr.                         2002
Robert A Skiff, Ph.D.                    2002

Item 5 - Other Issues - NONE

Item 6 - Exhibits and Reports on Form 8-K - NONE


                         MERCHANTS BANCSHARES, INC.

                                  FORM 10-Q

                                JUNE 30, 2001

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


                                       Merchants Bancshares, Inc.


                                       /s/ Joseph L. Boutin
                                       --------------------
                                       Joseph L. Boutin, President


                                       /s/ Janet P. Spitler
                                       --------------------
                                       Janet P. Spitler, Treasurer

                                       August 10, 2001
                                       ---------------
                                       Date