Form 10-Q
period 2001-09-30
MERCHANTS BANCSHARES INC
filed 2001-11-14
CIK 726517

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                                  FORM 10-Q


              QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTER ENDED SEPTEMBER 30, 2001
                       COMMISSION FILE NUMBER 0-11595


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

     4,077,471 Shares Common Stock $.01 Par Outstanding November 7, 2001

                         MERCHANTS BANCSHARES, INC.

                             INDEX TO FORM 10-Q


PART I
ITEM 1   FINANCIAL STATEMENTS

      Consolidated Balance Sheets
      September 30, 2001 and December 31, 2000                             1

      Consolidated Statements of Operations
      For the three months ended September 30, 2001 and 2000, and
      the nine months ended September 30, 2001 and 2000                    2

      Consolidated Statements of Comprehensive Income
      For the three months ended September 30, 2001 and 2000, and
      the nine months ended September 30, 2001 and 2000                    3

      Consolidated Statement of Changes in Stockholders' Equity
      For the year ended December 31, 2000, and the nine months
      ended September 30, 2001 and 2000                                    4

      Consolidated Statements of Cash Flows
      For the nine months ended September 30, 2001 and 2000                5

      Footnotes to Financial Statements as of September 30, 2001         6-7

ITEM 2   Management's Discussion and Analysis of Financial
         Condition and Results of Operations                            8-13

PART II - OTHER INFORMATION

ITEM 1 Legal Proceedings                                                  14

ITEM 2 Changes in Securities                                            NONE

ITEM 3 Defaults upon Senior Securities                                  NONE

ITEM 4 Submission of Matters to a Vote of Security Holders             14-15

ITEM 5 Other Information                                                NONE

ITEM 6 Exhibits and Reports on Form 8-K                                 NONE

SIGNATURES                                                                16

                         Merchants Bancshares, Inc.
                         Consolidated Balance Sheets


                                                               September 30,    December 31,
(In thousands except share and per share data)                     2001             2000
                                                               -----------------------------
                                                                 Unaudited

ASSETS
  Cash and Due from Banks                                        $ 30,511         $ 34,192
  Federal Funds Sold and Securities Purchased
   Under Resale Agreements                                         69,500            2,700
  Investments:
    Debt Securities Available for Sale                            108,966           90,110
    Debt Securities Held to Maturity                               73,180          118,872
      (Fair Value of $75,691 and $119,355)
    Trading Securities                                                996            1,077
                                                                 -------------------------
      Total Investments                                           183,142          210,059
                                                                 -------------------------
  Loans                                                           478,240          478,489
  Reserve for Possible Loan Losses                                  9,878           10,494
                                                                 -------------------------
      Net Loans                                                   468,362          467,995
                                                                 -------------------------
  Federal Home Loan Bank Stock                                      3,620            3,362
  Bank Premises and Equipment, Net                                 11,543           12,530
  Investment in Real Estate Limited Partnerships                    3,014            2,977
  Other Real Estate Owned                                           1,590              377
  Other Assets                                                     11,330           12,155
                                                                 -------------------------
      Total Assets                                               $782,612         $746,347
                                                                 =========================

LIABILITIES
  Deposits:
    Demand                                                       $ 87,156         $ 91,417
    Savings, NOW and Money Market Accounts                        443,313          408,904
    Time Deposits $100 thousand and Greater                        28,536           26,257
    Other Time                                                    136,596          136,535
                                                                 -------------------------
      Total Deposits                                              695,601          663,113
                                                                 -------------------------
  Demand Note Due U.S. Treasury                                     4,000            2,816
  Other Short-Term Borrowings                                          --            3,000
  Other Liabilities                                                 6,964            8,668
  Long-Term Debt                                                    2,260            1,300
                                                                 -------------------------
      Total Liabilities                                           708,825          678,897
                                                                 -------------------------

Commitments and Contingencies (Note 4)
STOCKHOLDERS' EQUITY
  Preferred Stock Class A Non-Voting
    Authorized - 200,000, Outstanding 0                                --               --
  Preferred Stock Class B Voting
    Authorized - 1,500,000, Outstanding 0                              --               --
  Common Stock, $.01 Par Value                                         44               44
    Shares Authorized                               7,500,000
    Outstanding,    Current Period                  3,916,601
                    Prior Period                    3,942,331
  Capital in Excess of Par Value                                   33,194           33,076
  Retained Earnings                                                46,866           41,902
  Treasury Stock (At Cost)                                        (11,045)         (10,124)
                    Current Period                    518,019
                    Prior Period                      492,289
  Deferred Compensation Arrangements                                2,771            2,575
  Unrealized gains (losses) on Debt Securities
   Available for Sale, Net                                          1,957              (23)
                                                                 -------------------------
      Total Stockholders' Equity                                   73,787           67,450
                                                                 -------------------------
      Total Liabilities and Stockholders' Equity                 $782,612         $746,347
                                                                 =========================


The accompanying notes are an integral part of these consolidated financial statements.

                         Merchants Bancshares, Inc.
                    Consolidated Statements of Operations
                                  Unaudited


                                             Three Months Ended September 30,    Nine Months Ended September 30,
(In thousands except per share data)               2001           2000                 2001         2000
                                             -------------------------------------------------------------------

INTEREST AND DIVIDEND INCOME
  Interest and Fees on Loans                     $10,006        $10,601              $30,478        $30,901
  Interest and Dividends on Investments
    U.S. Treasury and Agency Obligations           2,493          3,005                8,015          8,821
    Other                                          1,074            604                2,729          1,760
                                                 ----------------------------------------------------------
      Total Interest Income                       13,573         14,210               41,222         41,482
                                                 ----------------------------------------------------------

INTEREST EXPENSE
  Savings, NOW and Money Market Accounts           2,496          3,605                8,638         10,028
  Time Deposits $100 Thousand and Greater            384            439                1,174          1,244
  Other Time Deposits                              1,520          1,703                4,818          4,848
  Other Borrowed Funds                                20             78                   72            450
  Debt                                                21             14                   50            184
                                                 ----------------------------------------------------------
      Total Interest Expense                       4,441          5,839               14,752         16,754
                                                 ----------------------------------------------------------
  Net Interest Income                              9,132          8,371               26,470         24,728
  Provision for Possible Loan Losses                 (72)          (128)                (371)          (542)
                                                 ----------------------------------------------------------
  Net Interest Income after Provision
   for Loan Losses                                 9,204          8,499               26,841         25,270
                                                 ----------------------------------------------------------

NONINTEREST INCOME
  Trust Company Income                               381            415                1,216          1,328
  Service Charges on Deposits                        975            893                2,926          2,639
  Gain (Loss) on Sale of Investments, Net           (145)            --                 (224)             1
  Other                                              797            460                2,100          1,191
                                                 ----------------------------------------------------------
      Total Noninterest Income                     2,008          1,768                6,018          5,159
                                                 ----------------------------------------------------------

NONINTEREST EXPENSES
  Salaries and Wages                               2,797          2,759                8,318          8,040
  Employee Benefits                                  689            596                2,033          2,053
  Occupancy Expense, Net                             571            550                1,825          1,661
  Equipment Expense                                  592            626                1,839          1,901
  Legal and Professional Fees                        554            242                1,506            859
  Marketing                                          390            262                1,086            907
  Equity in Losses of Real Estate
   Limited Partnerships                              233            158                  633            443
  Vermont Franchise Taxes                           (429)           179                  (57)           519
  Expenses - Other Real Estate Owned, net             69             21                  182             96
  Other                                            1,261          1,155                3,657          3,512
                                                 ----------------------------------------------------------
      Total Noninterest Expenses                   6,727          6,548               21,022         19,991
                                                 ----------------------------------------------------------
Income Before Income Taxes                         4,485          3,719               11,837         10,438
  Provision for Income Taxes                       1,152            942                2,984          2,638
                                                 ----------------------------------------------------------
NET INCOME                                       $ 3,333        $ 2,777                8,853        $ 7,800
                                                 ==========================================================

Basic Earnings Per Common Share                  $  0.82        $  0.66              $  2.17        $  1.84
Diluted Earnings Per Common Share                $  0.81        $  0.66              $  2.15        $  1.84

The accompanying notes are an integral part of these consolidated financial statements.

                         Merchants Bancshares, Inc.
               Consolidated Statements of Comprehensive Income
                                  Unaudited


                                                             Three Months Ended     Nine Months Ended
                                                               September 30,          September 30,
(In thousands)                                                2001       2000        2001        2000
                                                             -----------------------------------------

Net Income as Reported                                       $3,333     $2,777      $ 8,853     $7,800
Change in Net Unrealized Appreciation (Depreciation)
 of Securities, Net of Tax                                    1,167        524        1,417        337
Reclassification Adjustments for
 Securities Losses Included in Net Income,
 Net of Taxes                                                    94         --          145         --
                                                             -----------------------------------------
Comprehensive Income Before Transfers                         4,594      3,301       10,415      8,137
Impact of transfer of Securities from Available for Sale
 to Held to Maturity                                             --         22           16         69
Impact of transfer of Securities from Held to Maturity
 to Available for Sale                                           --         --          402         --
                                                             -----------------------------------------
Comprehensive Income                                         $4,594     $3,323      $10,833     $8,206
                                                             =========================================

The accompanying notes are an integral part of these consolidated financial statements.

                         Merchants Bancshares, Inc.
         Consolidated Statements of Changes in Stockholders' Equity
                  For the Year Ended December 31, 2000, and
              the Nine Months ended September 30, 2001 and 2000
                                  Unaudited


                                                                                                         Net Unrealized
                                                                                                          Appreciation
                                                      Capital in                            Deferred     (Depreciation)
                                             Common   Excess of    Retained   Treasury    Compensation   of Investment
(In thousands)                               Stock    Par Value    Earnings     Stock     Arrangements     Securities      Total
                                             ------------------------------------------------------------------------------------

Balance, December 31, 1999                    $44      $33,072     $35,368    $ (4,699)      $2,372         $(1,421)      $64,736
  Net Income                                   --           --       7,800          --           --              --         7,800
  Purchase of Treasury Stock                   --           --          --      (3,341)          --              --        (3,341)
  Issuance of Stock under Deferred
   Compensation Arrangements                   --           --          --          50          (50)             --            --
  Dividends Paid                               --           --      (2,671)         --           --              --        (2,671)
  Unearned Compensation --
   Restricted Stock Awards                     --           --          --          --           (8)             --            (8)
  Deferred Compensation Arrangements           --           --          --          --          179              --           179
  Change in Net Unrealized Appreciation
   (Depreciation) of Securities
   Available for Sale, Net of Tax              --           --          --          --           --             337           337
  Change in Net Unrealized Appreciation
   of Securities Transferred to the Held
   to Maturity Portfolio, Net of Tax           --           --          --          --           --              69            69
                                             ------------------------------------------------------------------------------------

Balance September 30, 2000                     44       33,072      40,497      (7,990)       2,493          (1,015)       67,101
  Net Income                                   --           --       2,733          --           --              --         2,733
  Purchase of Treasury Stock                   --           --          --      (2,436)          --              --        (2,436)
  Sale of Treasury Stock                       --            4          --         302           --              --           306
  Issuance of Stock under Deferred
   Compensation Arrangements                   --                       --          --           --              --            --
  Dividends Paid                               --           --      (1,328)                      --              --        (1,328)
  Unearned Compensation --
   Restricted Stock Awards                     --           --          --          --            2              --             2
  Deferred Compensation Arrangements           --           --          --          --           80              --            80
  Change in Net Unrealized Appreciation
   (Depreciation) of Securities
   Available for Sale, Net of Tax              --           --          --          --           --             968           968
  Change in Net Unrealized Appreciation
   of Securities Transferred to the Held
   to Maturity Portfolio, Net of Tax           --           --          --          --           --              24            24
                                             ------------------------------------------------------------------------------------

Balance, December 31, 2000                     44       33,076      41,902     (10,124)       2,575             (23)       67,450
  Net Income                                   --           --       8,853          --           --              --         8,853
  Purchase of Treasury Stock                   --           --          --      (1,663)          --              --        (1,663)
  Sale of Treasury Stock                       --          125          --         640           --              --           765
  Issuance of Stock under
   Deferred Compensation Arrangements          --           --          --          52          (52)             --            --
  Issuance of Stock Under Employee
   Stock Option Plans                          --           (7)         --          50           --              --            43
  Dividends Paid                               --           --      (3,889)         --           --              --        (3,889)
  Unearned Compensation --
   Restricted Stock Awards                     --           --          --          --           (3)             --            (3)
  Deferred Compensation Arrangements           --           --          --          --          251              --           251
  Change in Net Unrealized Appreciation
   (Depreciation) of Securities
   Available for Sale, Net of Tax              --           --          --          --           --           1,562         1,562
  Change in Net Unrealized Appreciation
   of Securities Transferred to the Held
   to Maturity Portfolio, Net of Tax           --           --          --          --           --              16            16
  Impact of Transfer of Securities from
   the Held to Maturity Portfolio to the
   Available for Sale Portfolio, Net of Tax    --           --          --          --           --             402           402
                                             ------------------------------------------------------------------------------------

Balance, September 30, 2001                   $44      $33,194     $46,866    $(11,045)      $2,771         $ 1,957       $73,787

The accompanying notes are an integral part of these consolidated financial statements.

                         Merchants Bancshares, Inc.
                    Consolidated Statement of Cash Flows
                                  Unaudited


For the nine months ended September 30,                                 2001         2000
                                                                      ---------------------
(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                            $  8,853     $  7,800
Adjustments to Reconcile Net Income to Net Cash
 Provided by Operating Activities:
  Provision for Possible Loan Losses                                      (371)        (542)
  Provision for Depreciation and Amortization                            1,643        1,998
  Net Losses (Gains) on Sales of Investment Securities                     224           (1)
  Net Gains on Sales of Loans and Leases                                    --           (6)
  Net Losses on Disposition of Premises and Equipment                        2           37
  Net Gains on Sales of Other Real Estate Owned                            (23)          (7)
  Equity in Losses of Real Estate Limited Partnerships                     633          443
Changes in Assets and Liabilities:
  Decrease (Increase) in Interest Receivable                               335         (421)
  (Increase) Decrease in Interest Payable                                 (854)          46
  Increase in Other Assets                                                 115        4,740
  (Decrease) Increase in Other Liabilities                                (848)       1,705
                                                                      ---------------------
      Net Cash Provided by Operating Activities                          9,709       15,792
                                                                      ---------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from Sales of Investment Securities Available for Sale       25,628        8,998
  Proceeds from Maturities of Securities Available for Sale             24,641        9,495
  Proceeds from Maturities of Securities Held to Maturity               16,651        7,556
  Purchases of Available for Sale Investment Securities                (36,978)     (32,383)
  Purchases of Held to Maturity Investment Securities                     (204)      (2,487)
  Loan Originations in Excess of Principal Repayments                   (1,801)     (25,256)
  Proceeds from Sales of Loans and Leases                                   --        1,191
  Purchases of Federal Home Loan Bank Stock                               (258)        (411)
  Proceeds from Sales of Premises and Equipment                              9
  Proceeds from Sales of Other Real Estate Owned                           154            7
  Investments in Real Estate Limited Partnerships                         (670)        (440)
  Purchases of Premises and Equipment                                     (525)      (1,527)
                                                                      ---------------------
      Net Cash Used in Investing Activities                             26,647      (35,257)
                                                                      ---------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net Increase in Deposits                                              32,488       54,182
  Net (Decrease) Increase in Other Borrowed Funds                       (1,816)      (7,404)
  Proceeds from Federal Home Loan Bank Advances                          1,000           --
  Principal Payments on Debt                                               (40)      (5,068)
  Cash Dividends Paid                                                   (3,249)      (2,671)
  Acquisition of Treasury Stock                                         (1,663)      (3,291)
  Proceeds from the Exercise of Employee Stock Options                      43           --
                                                                      ---------------------
      Net Cash Provided by Financing Activities                         26,763       35,748
                                                                      ---------------------

Increase (Decrease) in Cash and Cash Equivalents                        63,119       16,283
Cash and Cash Equivalents Beginning of Year                             36,892       23,746
                                                                      ---------------------
Cash and Cash Equivalents End of Period                               $100,011     $ 40,029
                                                                      =====================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Total Interest Payments                                             $ 11,166     $ 16,709
  Total Income Tax Payments                                              4,800           --
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
 AND FINANCING ACTIVITIES
  Distribution of Stock Under Deferred Compensation Arrangements            52           50
  Transfer of Securities from Held to Maturity
   to Available for Sale                                                29,125           --
  Distribution of treasury stock in lieu of cash dividend                  640

The accompanying notes are an integral part of these consolidated financial statements.

                         MERCHANTS BANCSHARES, INC.
                             SEPTEMBER 30, 2001

NOTES TO FINANCIAL STATEMENTS:
See the Form 10-K filed as of December 31, 2000, for additional information.

NOTE 1: RECENT ACCOUNTING DEVELOPMENTS

In June 2001 the Financial Accounting Standards Board issued Statements of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase accounting method be used for all business combinations initiated after June 30, 2001. SFAS No. 142 establishes new accounting and reporting standards for goodwill and intangible assets. Under the new statement, goodwill is no longer subject to amortization over its useful life. It will be subject to periodic (at least annual) assessments for impairment by applying a fair value based test. In the event that the recorded amount of goodwill exceeds its fair value, an impairment loss would be recorded. Merchants Bancshares, Inc. (the "Company") will adopt SFAS
No. 142 effective January 1, 2002. The Company does not expect the adoption of SFAS Nos. 141 and 142, to have a material impact on its financial position or results of operations.

NOTE 2: EARNINGS PER SHARE
The following table presents a reconciliation of the calculations of basic and diluted earnings per share for the quarter ended September 30, 2001:


                                               Net                  Per Share
Quarter Ended September 30, 2001             Income    Shares         Amount
                                             --------------------------------
                                                (In thousands except share
                                                   and per share data)

Basic Earnings Per Common Share:
  Income Available to Common Shareholders    $3,333    4,081,203      $0.82
Diluted Earnings Per Common Share:
  Options issued to Executives                   --       34,861
  Income available to Common Shareholders
   Plus Assumed Conversions                  $3,333    4,116,064      $0.81
                                             ==============================


                                               Net                  Per Share
Nine Months Ended September 30, 2001         Income    Shares         Amount
                                             --------------------------------
                                                (In thousands except share
                                                   and per share data)

Basic Earnings Per Common Share:
  Income Available to Common Shareholders    $8,853    4,087,860      $2.17
Diluted Earnings Per Common Share:
  Options issued to Executives                   --       21,193
  Income available to Common Shareholders
   Plus Assumed Conversions                  $8,853    4,109,053      $2.15
                                             ==============================

Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the quarter.

NOTE 3: STOCK SPLIT AND STOCK REPURCHASE PROGRAM
On October 18, 2001, the Company announced a three-for-two stock split. Shares are to be distributed on December 14, 2001, to shareholders of record as of November 30, 2001. Additionally the Company continues to purchase shares under its stock repurchase program announced on January 18, 2001. This plan authorized the repurchase, through January 2002, of up to 200 thousand shares of its common stock. Under the repurchase plan the stock may be purchased from time to time, subject to prevailing market conditions. Purchases are to be made on the open market and funded from available cash. The Company had repurchased 58 thousand of its own shares, at a total cost of $1.7 million, under the new repurchase program, through November 7, 2001.

NOTE 4: COMMITMENTS AND CONTINGENCIES:
The Bank was a counterclaim defendant in a litigation entitled "Pasquale and Vatsala Vescio, Counterclaim Plaintiffs v. The Merchants Bank, Counterclaim Defendant", which had been pending in the United States District Court for the District of Vermont. Judgment was entered for the Bank and against the Vescios on all of their claims on October 19, 2001, by District Judge William K. Sessions, III, based on a lengthy decision and findings of fact and conclusions of law. The Bank does not know whether the Vescios will appeal, believes there are no good grounds for their doing so, and will vigorously defend any such appeal.

The litigation had arisen out of the Bank's foreclosure on certain real estate and personal property delivered to the Bank as collateral by the Vescios in connection with the financing of a supermarket and various other projects in Brattleboro, Vermont. The Vescios had asserted several "lender liability" claims dealing with a commercial development in Brattleboro. They alleged that the Bank or its representatives violated supposed oral promises in connection with the origination and funding of the project; claimed that the Bank was liable to them for damages based on the Bank's supposed "control" of the project and its alleged breach of covenants of "good faith" supposedly implied from the loan documents; claimed that the Bank breached duties of care allegedly owed; and claimed that the Bank should not have exercised its contract rights when the loan went into default, but should have resolved the default in a way that was more favorable to the Vescios.

On March 22, 2000, lawyers representing the beneficiaries of two Trust Company accounts filed an action in Chittenden, Vermont Superior Court against Merchants Bancshares and others, asserting that their clients and others similarly situated were not fully reimbursed for damages allegedly suffered in connection with certain investments made by Merchants Trust Company in the so-called Piper Jaffray Institutional Government Income Portfolio (the "Piper Fund") during 1993 and 1994, and complaining, among other matters, that the Trust Company improperly distributed funds received by the Trust Company, as Trustee, in settlement of a class action lawsuit against Piper Jaffray and others with respect to the Piper Fund. The Chittenden Vermont Superior Court granted class certification. The Named Plaintiffs and the Defendants have reached an understanding for the comprehensive settlement of the litigation, including certain counterclaims advanced by the Defendants. The settlement is expected to be submitted to the Chittenden Superior Court in November, 2001, for the Court's consideration for preliminary approval and for notice to the class and a hearing on final approval of the settlement, and the parties anticipate that the settlement will receive both preliminary and final approval. The settlement has had no material impact on the Company's financial position or results of operations.

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

                         MERCHANTS BANCSHARES, INC.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All adjustments necessary for a fair statement of the nine months ended September 30, 2001 and 2000, have been included in the financial statements. The information was prepared from the unaudited financial statements of Merchants Bancshares, Inc. (the Company) and its subsidiaries, Merchants Bank (the Bank), Merchants Trust Company and Merchants Properties, Inc.

OVERVIEW
Merchants Bancshares, Inc. earned net income of $3.33 million, or basic earnings per share of $0.82 and diluted earnings per share of $0.81 for the quarter ended September 30, 2001, compared to $2.78 million, or basic and diluted earnings per share of $0.66 for the same period a year ago. The return on average assets and return on average equity for the third quarter of 2001 were 1.71% and 18.51%, respectively. The Company earned $8.85 million, or basic earnings per share of $2.17 and diluted earnings per share of $2.15 for the nine months ended September 30, 2001, compared to $7.80 million, or basic and diluted earnings per share of $1.84 for the same period in 2000. The return on average assets and return on average equity for the nine months ended September 30, 2001, were 1.56% and 16.85%, respectively.

RESULTS OF OPERATIONS
Net Interest Income: Net interest income for the third quarter of 2001 was $9.1 million compared to $8.4 million for the same period one year earlier, and was $26.5 million for the first nine months of 2001, compared to $24.7 million for the first nine months of 2000. After decreasing steadily throughout 2000 the Bank's net interest margin increased by 14 basis points from December 31, 2000, to September 30, 2001, to 4.99%, which is also a 15 basis point increase from the third quarter of last year. The Bank's rate spread was 4.52% for the third quarter of 2001, an increase of 42 basis points from the fourth quarter of last year. The increases in the Bank's net interest margin and spread are primarily a result of the 350 basis point rate reduction in the federal funds rate during the first nine months of this year. Of the Bank's quarterly average $605 million in interest bearing deposits 73% ($443 million) are in non-time products which reprice with the market. As a result of this deposit mix the Bank's average cost of deposits dropped 116 basis points from the third quarter of 2000 to the third quarter of 2001, and dropped 60 basis points for the first nine months of the current year compared to the prior year. The Bank's overall cost of funds decreased 118 basis points when comparing the third quarter of the current year to the prior year, and 63 basis points when comparing the nine month periods. At the same time the Bank's yield on interest earning assets decreased 80 basis points for the third quarter, and 38 basis points for the first nine months of the current year compared to the prior year. The Bank's average interest earning assets were $38 million higher for the third quarter of 2001 compared to the third quarter of 2000, and the Bank's interest bearing liabilities were $39 million higher. The schedule on pages 12 and 13 shows the yield analysis for the periods reported.

Provision for Loan Losses: The Bank continued to have success at recovering previously charged off obligations during 2001. During the third quarter of the year the Bank recorded $72 thousand in individual recoveries on obligations, which were previously charged off, as a negative loan loss provision. It is the Bank's current practice to record current loan recoveries in the income statement. See the discussion of Non-Performing Assets on pages 10 and 11 for more information on the loan loss reserve.

Non-interest income: Excluding losses on sales of securities of $145 thousand, total non-interest income increased $385 thousand for the third quarter of 2001 compared to 2000. Excluding losses on sales of securities of $224 thousand and certain litigation settlement proceeds of $265 thousand realized during the second quarter of 2001 total non-interest income increased by $819 thousand for the first nine months of the year. Service charges on deposits increased $82 thousand for the third quarter of 2001 compared to 2000, and $287 thousand for the first nine months of the year. This increase is primarily due to continued increases in overdraft revenue during 2001. Other noninterest income increased by $337 thousand for the third quarter of 2001 compared to 2000 and $909 thousand for the first nine months of the year. $265 thousand of the year to date increase is attributable to the settlement proceeds discussed above. Increases in ATM and debit card usage and fees accounted for $79 thousand of the increase for the third quarter and $219 thousand for the nine month period. Additionally, the Bank sold its credit card merchants servicing portfolio during the third quarter generating a gain of $81 thousand on that transaction. The Bank also received a refund of its 1999 Vermont Franchise taxes during the quarter (see Non-interest expenses for more information) and received related interest totaling $115 thousand. This amount is included in Other non-interest income.

Non-interest expenses: Total non-interest expenses for the third quarter of 2001 increased $179 thousand over the comparable period in 2000, and $1 million for the first nine months of the year. Salaries and wages and Employee benefits increased $131 thousand for the third quarter and $258 thousand year to date. This increase is primarily a result of increased projected incentive payouts based on the Bank's strong earnings performance during the first nine months of the year. Legal and Professional fees are $312 thousand higher for the third quarter of the current year and $647 thousand higher for the first nine months of 2001 compared to 2000. This increase is due primarily to expenses associated with certain litigation. For more information on this litigation see Part II, Item 1, Legal Proceedings. The Bank has continued its practice of investing in low income and elderly housing partnerships, these partnerships provide tangible support in our communities for those most in need, as well as providing tax benefits. The expense related to these investments increased by $75 thousand for the third quarter of this year compared to last year and $190 thousand year to date. The Bank received a $622 thousand refund of its 1999 Vermont franchise taxes during the third quarter. The refund was related to a net operating loss generated for State of Vermont tax purposes in 1999.

BALANCE SHEET ANALYSIS
The Bank has continued to see strong new deposit growth during 2001, but at a slower pace than 2000. More than 13,000 new FreedomLYNX(R) and MoneyLYNX(R) deposit accounts were opened during the first nine months of the year. Average deposits for the third quarter of 2001 were $31 million (6.2%) higher than during the fourth quarter of 2000. Deposit balances at quarter-end were $32 million higher than balances at December 31, 2000.

Average total loans increased $4.4 million from the fourth quarter of 2000 to the third quarter of 2001. The Bank's commercial loan portfolio increased $6.2 million (7.9%) during the first nine months of 2001. This increase is due to the Bank's continued emphasis on lending to operating businesses and the ramping up of the Bank's CommerceLYNX(R) program, which is designed to appeal to small businesses. The Bank's commercial mortgage portfolio decreased $20 million (9.9%) during the first nine months of the year. The decrease in this category can be attributed to our emphasis on originating relatively fast amortizing loans and a decision not to compete on pricing for loans with low risk adjusted yields. Residential real estate mortgages increased by $16.9 million (11.6%) during the first nine months of 2001, a reflection of a more favorable interest rate environment during much of the first half of the year. The Bank's average investment portfolio decreased by $26.6 million during the first nine months of the year; a result of the Bank's decision to sell several of its callable agencies over the course of the year, and normal amortization and prepayments in the mortgage backed securities portfolio.

In the ordinary course of business, Merchants Bank makes commitments for possible future extensions of credit. On September 30, 2001, the Bank was obligated to fund $6.7 million of standby letters of credit. No losses are anticipated in connection with these commitments.

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

The Company recognized favorable tax benefits of $356 thousand and $1.2 million for the quarter and nine months ended September 30, 2001; and recognized $320 thousand and $920 thousand for the comparable periods in 2000. These amounts represent the amount of the income tax credits earned during those periods. The Company's statutory tax rate was 35% for 2001 and 34% for 2000. The recognition of low income housing tax credits has reduced the Company's effective tax rate to 25% for the quarter and nine months ended September 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity, as it pertains to banking, can be defined as the ability to generate additional cash in the most economical way to satisfy loan demand, deposit withdrawal demand, and to meet other business opportunities, which require cash. The Bank has a number of sources of liquid funds including:
$25 million in available Federal Funds lines of credit at September 30, 2001; an overnight line of credit with the Federal Home Loan Bank (FHLB) of $15 million; an estimated additional borrowing capacity with FHLB of $100 million; and the ability to borrow through the use of repurchase agreements, collateralized by the Bank's investments, with certain approved counterparties.

NON-PERFORMING ASSETS AND THE RESERVE FOR POSSIBLE LOAN LOSSES

The following tables summarize the Bank's non-performing assets as of September 30, 2001, December 31, 2000, and September 30, 2000:


(In thousands)                       September 30, 2001    December 31, 2000    September 30, 2000
                                     -------------------------------------------------------------

Nonaccrual Loans                           $2,580                $3,240               $3,261
Loans Past Due 90 Days or More
 and Still Accruing                           228                    52                   93
Restructured Loans                            201                   214                  217
                                           -------------------------------------------------
Total Non-performing Loans (NPL)            3,009                 3,506                3,571
Other Real Estate Owned                     1,590                   377                  444
                                           -------------------------------------------------
Total Non-performing Assets (NPA)          $4,599                $3,883               $4,015
                                           =================================================


      Note: Included in nonaccrual loans are certain loans whose terms have been substantially modified in troubled debt restructuring.

Discussion of events affecting NPA: Significant events affecting the categories of NPA are discussed below:

Nonaccrual Loans:
-----------------
      The level of nonaccrual loans at the end of the third quarter was consistent with June 30, 2001 levels. $300 thousand of additions were offset by $300 thousand of reductions. Three commercial credits accounted for 64 percent of the nonaccrual loan balances at September 30, 2001.

Loans Past Due 90 Days or More and still accruing:
--------------------------------------------------
      Loans past due 90 days increased $183 thousand during the third quarter of the year. The increase is attributable to a mix of residential and commercial loans.

Restructured Loans:
-------------------
      There was a net decrease of $4 thousand in restructured loans primarily due to scheduled amortization of loan balances.

Other Real Estate Owned:
------------------------
      During the third quarter OREO was unchanged at $1.6 million. An assisted living property in southern Vermont, acquired through foreclosure in the second quarter of 2001, is presently contracted for sale with a closing expected during the fourth quarter.

The reserve for possible loan losses is based on management's estimate of the amount required to reflect the risks in the loan portfolio, based on circumstances and conditions at each reporting date. Merchants Bank reviews the adequacy of the Reserve for Possible Loan Losses ("RPLL") at least quarterly. Factors considered in evaluating the adequacy of the reserve include previous loss experience, current economic conditions and their effect on the borrowers, the performance of individual loans in relation to contract terms and estimated fair values of properties to be foreclosed. The method used in determining the amount of the RPLL is not based on maintaining a specific percentage of RPLL to total loans or total nonperforming assets. Rather, the methodology is a comprehensive analytical process of assessing the credit risk inherent in the loan portfolio. This assessment incorporates a broad range of factors, which indicate both general, and specific credit risk, as well as a consistent methodology for quantifying probable credit losses. Losses are charged against the RPLL when management believes that the collectibility of principal is doubtful. To the extent management determines the level of anticipated losses in the portfolio have significantly increased or diminished, the RPLL is adjusted through current earnings. As part of the Bank's analysis of specific credit risk, detailed and extensive reviews are done on larger credits and problematic credits identified on the watched asset list, nonperforming asset listings and internal credit rating reports. An outside loan review firm performs targeted reviews of the Bank's commercial loan portfolio three times per year. Over the course of the year, approximately 75% of commercial loan balances are reviewed, including all relationships over $750 thousand and classified loans over $100 thousand. Issues addressed by the loan review process include the accuracy of the Bank's internal risk ratings system, loan quality, and adequacy of the RPLL. Loans deemed impaired at September 30, 2001, totaled $3.7 million, of this total $2.5 million are included as non-performing assets in the table above. Impaired loans have been allocated $197 thousand of the RPLL.

Among the factors that management considers in establishing the level of the reserve are overall findings from an analysis of individual loans, the overall risk characteristics and size of the loan portfolio, past credit loss history, management's assessment of current economic and real estate market conditions and estimates of the current value of the underlying collateral.

The following table reflects the Bank's non-performing asset and coverage ratios as of September 30, 2001, December 31, 2000, and September 30, 2000:


                                     September 30, 2001    December 31, 2000    September 30, 2000
                                     -------------------------------------------------------------

Percentage of Non-performing
 Loans to Total Loans                      0.63%                 0.73%                0.64%
Percentage of Non-performing
 Assets to Total Loans plus Other
 Real Estate Owned                         0.96%                 0.81%                0.65%
Percentage of RPLL to Total Loans          2.07%                 2.19%                2.66%
Percentage of RPLL to NPL                   328%                  299%                 413%
Percentage of RPLL to NPA                   215%                  270%                 409%

Management considers the balance of the RPLL adequate at September 30, 2001.

                         Merchants Bancshares, Inc.
                          Supplemental Information
                                  Unaudited


                                                                         Three Months Ended
                                                 ------------------------------------------------------------------
                                                       September 30, 2001                September 30, 2000
(In thousands except share and per share data)
                                                             Interest                           Interest
                                                 Average     Income/     Average    Average     Income/     Average
(Fully Taxable Equivalent)                       Balance     Expense      Rate      Balance     Expense      Rate
                                                 ------------------------------------------------------------------

INTEREST EARNING ASSETS
  Loans (1)                                      $481,954    $10,018      8.25%     $474,066    $10,626      8.92%
  Taxable Investments                             195,769      3,134      6.35%      213,041      3,569      6.66%
  Federal Funds Sold and Securities Purchased
   Under Agreements to Resell                      49,441        433      3.47%        2,417         40      6.58%
                                                 ----------------------------------------------------------------
Total Interest Earning Assets                    $727,164    $13,585      7.41%     $689,524    $14,235      8.21%
                                                 ================================================================

INTEREST BEARING LIABILITIES
  Savings, NOW and Money Market Deposits         $442,898    $ 2,496      2.24%     $400,974    $ 3,605      3.58%
  Time Deposits                                   161,780      1,902      4.66%      163,509      2,142      5.21%
                                                 ----------------------------------------------------------------
      Total Savings and Time Deposits             604,678      4,398      2.89%      564,483      5,747      4.05%

  Federal Funds Purchased                              --         --                   1,183         20      6.73%
  Other Borrowed Funds                              2,333         20      3.40%        3,584         58      6.44%
  Debt                                              2,465         23      3.70%        1,537         14      3.62%
                                                 ----------------------------------------------------------------
Total Interest Bearing Liabilities                609,476      4,441      2.89%      570,787      5,839      4.07%

Other Liabilities & Stockholders' Equity
 (Net of Non-Interest Earning Assets)             117,688                            118,737
                                                 --------                           --------
Total Liabilities & Stockholders' Equity
 (Net of Non-Interest Earning Assets)            $727,164                           $689,524
                                                 ========                           ========

Rate Spread                                                               4.52%                              4.14%
                                                                          ====                               ====

Net Yield on Interest Earning Assets                                      4.99%                              4.84%
                                                                          ====                               ====

<F1>  Includes principal balance of non-accrual loans and fees on loans.

                         Merchants Bancshares, Inc.
                          Supplemental Information
                                  Unaudited


                                                                          Nine Months Ended
                                                 ------------------------------------------------------------------
                                                       September 30, 2001                September 30, 2000
(In thousands except share and per share data)
                                                             Interest                           Interest
                                                 Average     Income/     Average    Average     Income/     Average
(Fully Taxable Equivalent)                       Balance     Expense      Rate      Balance     Expense      Rate
                                                 ------------------------------------------------------------------

INTEREST EARNING ASSETS
  Loans (1)                                      $479,315    $30,528      8.52%     $465,206    $30,801      8.84%
  Taxable Investments                             200,446      9,825      6.55%      209,189     10,439      6.67%
  Federal Funds Sold and Securities Purchased
   Under Agreements to Resell                      29,107        919      4.22%        3,085        142      6.15%
                                                 ----------------------------------------------------------------
Total Interest Earning Assets                    $708,868    $41,272      7.78%     $677,480    $41,382      8.16%
                                                 ================================================================

INTEREST BEARING LIABILITIES

  Savings, NOW and Money Market Deposits         $428,930    $ 8,638      2.69%     $389,078    $10,028      3.44%
  Time Deposits                                   160,978      5,986      4.97%      161,523      6,092      5.04%
                                                 ----------------------------------------------------------------
      Total Savings and Time Deposits             589,908     14,624      3.31%      550,601     16,120      3.91%

  Federal Funds Purchased                             131          6      6.12%        1,038         50      6.43%
  Other Borrowed Funds                              2,065         66      4.27%        8,756        400      6.10%
  Debt                                              2,068         56      3.62%        2,240         81      4.83%
                                                 ----------------------------------------------------------------
Total Interest Bearing Liabilities                594,172     14,752      3.32%      562,635     16,651      3.95%

Other Liabilities & Stockholders' Equity
 (Net of Non-Interest Earning Assets)             114,696                            114,845
                                                 --------                           --------
Total Liabilities & Stockholders' Equity
 (Net of Non-Interest Earning Assets)            $708,868                           $677,480
                                                 ========                           ========

Rate Spread                                                               4.46%                              4.21%
                                                                          ====                               ====

Net Yield on Interest Earning Assets                                      5.00%                              4.88%
                                                                          ====                               ====

<F1>  Includes principal balance of non-accrual loans and fees on loans.

                         MERCHANTS BANCSHARES, INC.
                             SEPTEMBER 30, 2001


PART II - OTHER INFORMATION

Item 1 - Legal Proceedings
The Bank was a counterclaim defendant in a litigation entitled "Pasquale and Vatsala Vescio, Counterclaim Plaintiffs v. The Merchants Bank, Counterclaim Defendant", which had been pending in the United States District Court for the District of Vermont. Judgment was entered for the Bank and against the Vescios on all of their claims on October 19, 2001, by District Judge William K. Sessions, III, based on a lengthy decision and findings of fact and conclusions of law. The Bank does not know whether the Vescios will appeal, believes there are no good grounds for their doing so, and will vigorously defend any such appeal.

The litigation had arisen out of the Bank's foreclosure on certain real estate and personal property delivered to the Bank as collateral by the Vescios in connection with the financing of a supermarket and various other projects in Brattleboro, Vermont. The Vescios had asserted several "lender liability" claims dealing with a commercial development in Brattleboro. They alleged that the Bank or its representatives violated supposed oral promises in connection with the origination and funding of the project; claimed that the Bank was liable to them for damages based on the Bank's supposed "control" of the project and its alleged breach of covenants of "good faith" supposedly implied from the loan documents; claimed that the Bank breached duties of care allegedly owed; and claimed that the Bank should not have exercised its contract rights when the loan went into default, but should have resolved the default in a way that was more favorable to the Vescios.

On March 22, 2000, lawyers representing the beneficiaries of two Trust Company accounts filed an action in Chittenden, Vermont Superior Court against Merchants Bancshares and others, asserting that their clients and others similarly situated were not fully reimbursed for damages allegedly suffered in connection with certain investments made by Merchants Trust Company in the so-called Piper Jaffray Institutional Government Income Portfolio (the "Piper Fund") during 1993 and 1994, and complaining, among other matters, that the Trust Company improperly distributed funds received by the Trust Company, as Trustee, in settlement of a class action lawsuit against Piper Jaffray and others with respect to the Piper Fund. The Chittenden Vermont Superior Court granted class certification. The Named Plaintiffs and the Defendants have reached an understanding for the comprehensive settlement of the litigation, including certain counterclaims advanced by the Defendants. The settlement is expected to be submitted to the Chittenden Superior Court in November, 2001, for the Court's consideration for preliminary approval and for notice to the class and a hearing on final approval of the settlement, and the parties anticipate that the settlement will receive both preliminary and final approval. The settlement has had no material impact on the Company's financial position or results of operations.

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

Item 2 - Changes in Securities - NONE

Item 3 - Defaults upon Senior Securities - NONE

Item 4 - Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on Tuesday, May 1, 2001, for the purpose of electing Jeffrey L. Davis, Raymond C. Pecor, Jr., and Patrick S. Robins for a three year term; and Michael G. Furlong for a one year term. At the time of the annual meeting there were 4,095,679 shares entitled to vote. Shares voted either in person or by proxy totaled 3,722,810 shares. There were no shares voted against the resolution.

In addition, upon completion of the Annual Meeting the Directors' terms continue as follows:


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

                             SEPTEMBER 30, 2001

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


                                       Merchants Bancshares, Inc.


                                       /s/ Joseph L. Boutin
                                       --------------------
                                       Joseph L. Boutin, President


                                       /s/ Janet P. Spitler
                                       --------------------
                                       Janet P. Spitler, Treasurer


                                       November 12, 2001
                                       -----------------
                                       Date