Form 10-K
period 2001-12-31
MERCHANTS BANCSHARES INC
filed 2002-03-28
CIK 726517

===========================================================================

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                  FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
                       COMMISSION FILE NUMBER 0-11595

                         MERCHANTS BANCSHARES, INC.
           (Exact name of registrant as specified in its charter)


Incorporated in the State of Delaware    Employer Identification No. 03-0287342

          275 Kennedy Drive,
       South Burlington, Vermont                         05403
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

                              Yes [X]    No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates is $163,178,855 as computed using the average bid and asked prices of stock, as of March 8, 2002.

The number of shares outstanding for each of the registrant's classes of common stock, as of March 8, 2002, is:
                Class: Common stock, par value $.01 per share
                        Outstanding: 6,151,889 shares

                     DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement to Shareholders for the year ended December 31, 2001, are incorporated herein by reference to Part III.
===========================================================================

FORM 10-K

The following is a copy, except for the exhibits, of the Annual Report of Merchants Bancshares, Inc. (the "Company") on Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission (the "Commission").

                              TABLE OF CONTENTS


Part I                                                                                       Page Reference
-----------------------------------------------------------------------------------------------------------

Item 1-Business                                                                                  3-8
Item 2-Properties                                                                                 8
Item 3-Legal Proceedings                                                                         8-9
Item 4-Submission of Matters to a Vote of Security Holders                                        9

Part II
-----------------------------------------------------------------------------------------------------------
Item 5-Market for Registrant's Common Equity and Related Stockholder Matters                     10
Item 6-Selected Financial Data                                                                   10
Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations     12
Item 7a-Quantitative and Qualitative Disclosures about Market Risk                              24-29
Item 8-Financial Statements and Supplementary Data                                               30
Item 9-Changes in and Disagreements with Accountants on Accounting and Financial Disclosures     62

Part III *
-----------------------------------------------------------------------------------------------------------
Item 10-Directors and Executive Officers of the Registrant                                       62
Item 11-Executive Compensation                                                                   62
Item 12-Security Ownership of Certain Beneficial Owners and Management                           62
Item 13-Certain Relationships and Related Party Transactions                                     62

Part IV **
-----------------------------------------------------------------------------------------------------------
Item 14-Exhibits, Financial Statement Schedules, and Reports on Form 8-K                        62-63
Signatures                                                                                       64

--------------------
* The information required by Part III is incorporated herein by reference from the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 30, 2002.
** A list of exhibits in the Form 10-K is set forth on the Exhibit Index included in the Form 10-K filed with the Commission and incorporated herein by reference. Copies of any exhibit to the Form 10-K may be obtained from the Company by contacting Shareholder Communications, Merchants Bancshares, Inc., P.O. Box 1009, Burlington, VT 05402. All financial statement schedules are omitted since the required information is included in the consolidated financial statements of the Company and notes thereto in the Annual Report.

                                   PART I

ITEM 1-BUSINESS

Merchants Bancshares, Inc. (the "Company") is a bank holding company originally organized under Vermont law in 1983 (subsequently reincorporated in Delaware) for the purposes of owning all of the outstanding capital stock of Merchants Bank (the "Bank") and providing greater flexibility in helping the Bank achieve its business objectives. The Bank, which is the Company's primary subsidiary, is a Vermont commercial bank with 34 full-service offices.

The Bank was organized in 1849 and assumed a national bank charter in 1865, becoming The Merchants National Bank of Burlington, Vermont. On September 6, 1974, the Bank converted its national charter to a Vermont state commercial bank charter, adopting its current name, Merchants Bank. Since 1971 the Bank has acquired seven Vermont banking institutions by merger, and the deposits of two other Vermont banks. As of December 31, 2001, the Bank operated one of the largest commercial banking operations in Vermont, with deposits totaling $712 million, loans of $480 million, and total assets of $800 million, on a consolidated basis.

The Bank's products are designed to provide customers with a clear alternative to other local, regional and national financial service providers. The Bank's branded LYNX product line was developed to be simple for the customer to understand and for the Bank's staff to deliver. The lynx image connotes speed and agility, and conveys the idea that customers' accounts can be linked and accessed via Internet or modern technology.

Merchants Trust Company (the "Trust Company"), a wholly owned subsidiary of the Bank, is a Vermont corporation chartered in 1870 for the purpose of offering fiduciary services including estate settlement, testamentary trust, guardianship, agency, intervivos trust, and employee benefit plan services. The Trust Company also operates a discount brokerage office through Allegheny Investments, LTD, enabling investors to purchase or sell stocks and bonds on a discounted commission schedule. As of December 31, 2001, the Trust Company had fiduciary responsibility for assets having a market value in excess of $352 million, of which more than $222 million constituted managed assets. Total revenue of the Trust Company for 2001 was $2.0 million.

Merchants Properties, Inc., a wholly owned subsidiary of the Company, was organized for the purpose of developing and owning affordable rental housing units throughout the state of Vermont. As of December 31, 2001, Merchants Properties, Inc. owned one development located in Enosburg, Vermont, consisting of a 24-unit low-income family rental housing project. Total assets of Merchants Properties, Inc. at December 31, 2001, were $1.1 million.

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

Using the FreedomLYNX(R) Check Card, in addition to standard ATM transactions, customers can pay for purchases at locations that accept VISA(R) and can also use the card for standard ATM transactions. With expanded automated overdraft protection, customers can use a money market account and/or a home equity line of credit as overdraft protection for a checking account. The customer may choose either or both accounts to cover overdrafts.

The Bank offers MoneyLYNX(R) money market accounts as its primary savings vehicle. MoneyLYNX(R) pays interest at tiered levels beginning with the first dollar in the account, and charges fees only under limited circumstances.

FreedomLYNX(R) checking is available to all applicants of "good standing" in its market area, and is free of monthly service charges for the life of the account. The only requirement is that the customer accept check truncation as a condition to holding the account. The account pays interest on higher balances with a tiered rate structure. No minimum balance is required. The Bank continues to offer Bottom Line Checking, an account that provides for a flat service charge up to a maximum number of checks.

The Bank's flexible certificate of deposit instrument, TimeLYNX(SM), allows for penalty free withdrawals and multiple deposits within regulatory guidelines.

The Bank continues to offer BankLYNX(SM) ATM cards, debit cards, ATF (automatic transfer of funds) to cover overdrafts, EFT (electronic funds transfer) to automate transfers between accounts, and the PhoneLYNX(R) telephone banking system. The Bank offers eLYNX(R), a free online banking service as well as a bill payment service delivered via the Internet. It has proven to be a popular channel addition. Presently, the service is available only to retail customers. A commercial version is in the test phase and is expected to be available in the second quarter of 2002.

Each of the Bank's 34 full-service branch offices is led by a branch president who has lending responsibility for the full range of retail and small business credit services. Our branch system is core to our strategy of providing one stop shopping to our customers. Currently over 95% of all customer inquiries can be handled at each of our branch locations. The branch serves as both a sales and a delivery outlet. Our branch personnel can explain our various deposit options and open new accounts on line. Additionally, our branches have the ability to take loan applications, approve loans within their approved limits and close consumer, mortgage and small business loans. The Bank also operates 38 ATMs throughout Vermont, and maintains a customer call center with expanded hours of operation.

COMMERCIAL SERVICES

During 2001, the Bank continued to develop its capacity to service the small business market in Vermont. The retail branch network services approximately 75 percent of the commercial customers of the Bank. The Bank's corporate sales staff services the balance, primarily larger enterprises. Our branch presidents are being trained for small business loan origination. The 10 corporate banking officers and 10 corporate banking administrators provide commercial credit services throughout the state of Vermont to customers requiring business credit above the prescribed authorities of the branch presidents.

CommerceLYNX(R) is a package of business banking services, including a low cost business checking account, a CommerceLYNX(R) Money Market account, and a streamlined line of credit application. The Bank's philosophy of simplifying product offerings and minimizing fees has been applied to this program. Consistent with the Bank's goal of promoting electronic transactions, CommerceLYNX(R) will provide internet banking, bill payment and debit and electronic services during 2002. Branch presidents will be trained to offer this service beginning April 1, 2002, leading with the introduction of small business financing options and the value of utilizing the efficient transaction accounts.

The Bank offers a variety of commercial checking accounts. Commercial checking uses an earnings credit rate to help offset service charges. The Bank offers the CommerceLYNX(R) money market account as the savings vehicle for businesses. The CommerceLYNX(R) money market account pays interest at tiered levels beginning with the first dollar in the account. The Bank's cash management services provide additional investment opportunities through the Cash Sweep Program. Other cash management services include funds concentration. The Bank expects to offer eLYNX(R) Commercial, an online banking service and a bill payment service for businesses delivered via the Internet, in the second quarter of 2002. This product will replace the current dial-up online banking service. These products will allow businesses to view their account histories, print statements, view check images, order stop payments, transfer between accounts, transmit ACH batches and order both domestic and foreign wire transfers.

Other miscellaneous commercial banking services include night depository, coin and currency handling, and balance reporting services. Employee benefits management and related fiduciary services are available through the Trust Company.

TYPES OF CREDIT OFFERINGS

Consumer Loans:
---------------

Financing is provided for new or used automobiles, boats, airplanes, recreational vehicles and new mobile homes. Home improvement and home equity lines of credit, and various personal loans are also available.

Real Estate Loans:
------------------

Financing is available for one-to-four-family residential mortgages, multifamily mortgages, residential construction, mortgages for seasonal dwellings, and commercial real estate mortgages. The Bank offers both fixed rate and adjustable rate mortgages for residential properties. The Bank underwrites all mortgage loans to secondary market standards, but currently holds all originated mortgages in the Bank's portfolio.

Commercial Loans:
-----------------

Financing for business inventory, accounts receivable, fixed assets, lines of credit for working capital, community development, irrevocable letters of credit, and U.S. Small Business Administration loans, is available. The Bank has increased the emphasis placed on small business loans originated in our 34 branches.

COMPETITION

The Bank competes for deposit and loan business with numerous other commercial and savings banks, savings and loan associations, credit unions, and other non-bank financial providers. As of December 31, 2001, there were more than 25 state and national banking institutions operating in Vermont. In addition, the number of other non-bank financial service providers competing in Vermont has increased dramatically. As a bank holding company and state-chartered bank, respectively, the Company and the Bank are subject to extensive regulation and supervision, including, in many cases, regulation that limits the type and scope of their activities. These non-financial institutions which compete with the Company and the Bank are not subject to such extensive regulation and supervision. Competition from nationwide banks, as well as local institutions continues to be aggressive.

The Bank is the largest independent banking company with offices exclusively in the state of Vermont. Consolidation within the overall banking industry nationally continues to change the competitive environment in which we operate. We believe that the Bank is well positioned to build market share as a result of the rapid consolidation of other banking companies currently taking place.

No material part of the Bank's business is dependent upon one, or a few, customers, or upon a particular market segment, the loss of which would have a materially adverse impact on the operations of the Bank.

NUMBER OF EMPLOYEES

As of December 31, 2001, the Company had three officers: Joseph L. Boutin, President and Chief Executive Officer; Janet P. Spitler, Treasurer; and Patti J. White, Secretary. No officer of the Company is on a salary basis.

As of December 31, 2001, the Bank employed 238 full-time and 46 part-time employees and the Trust Company employed 15 full-time employees and 2 part-time employees, representing a combined full time equivalent complement of 289 employees. The Bank and the Trust Company maintain comprehensive employee benefits programs which provide major medical insurance, hospitalization, dental insurance, long-term and short-term disability insurance, life insurance and a 401(k) Plan. We believe that our relations with our employees are good.

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

Financial Services Modernization

The Gramm-Leach-Bliley Act ("Gramm-Leach"), which significantly altered banking laws in the United States, was signed into law in 1999. Gramm-Leach enabled combinations among banks, securities firms and insurance companies beginning in 2000. As a result of Gramm-Leach, many of the depression-era laws which restricted these affiliations and other activities which may be engaged in by banks and bank holding companies, were repealed. Under Gramm-Leach bank holding companies are permitted to offer their customers virtually any type of service that is financial in nature or incidental thereto, including banking, securities underwriting, insurance (both underwriting and agency), and merchant banking.

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

Bank Holding Company Regulation

Although the Company meets the qualifications to become a financial holding company under Gramm-Leach, the Company has elected to retain its pre-Gramm-Leach status for the present time. This means that the Company can engage in those activities which are closely related to banking. The Company is required by the BHCA to file with the Federal Reserve Board an annual report and such additional reports as the Federal Reserve Board may require. The Federal Reserve Board also makes periodic inspections of the Company and its subsidiaries. The BHCA requires every bank holding company to obtain the prior approval of the Federal Reserve Board before it may acquire substantially all of the assets of any bank, or ownership or control of any voting shares of a bank, if, after such acquisition, it would own or control, directly or indirectly, more than five percent of the voting shares of such bank. Additionally, as a bank holding company, the Company is prohibited from acquiring ownership or control of five percent or more of any company not a bank or from engaging in activities other than banking or controlling banks except where the Federal Reserve Board has determined that such activities are so closely related to banking as to be a "proper incident thereto."

Dividends

General. The Company is a legal entity separate and distinct from the Bank and its other non-bank subsidiaries. The revenue of the Company (on a parent company only basis) is derived primarily from interest and dividends paid to the Company by its subsidiaries. The right of the Company, and consequently the right of stockholders of the Company, to participate in any distribution of the assets or earnings of any subsidiary through the payment of such dividends or otherwise is necessarily subject to the prior claims of creditors of the subsidiary (including depositors, in the case of banking subsidiaries), except to the extent that certain claims of the Company in a creditor capacity may be recognized.

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

Vermont law requires the approval of state bank regulatory authorities if the dividends declared by state banks exceed prescribed limits. The payment of any dividends by the Company's subsidiaries will be determined based on a number of factors, including the subsidiary's liquidity, asset quality profile, capital adequacy and recent earnings history.

Capital Adequacy and Safety and Soundness

Capital Guidelines. Under the uniform capital guidelines adopted by the federal banking agencies, a well-capitalized institution must have a minimum ratio of total capital to risk-adjusted assets (including certain off-balance sheet items, such as standby letters of credit) of ten percent, a minimum Tier 1 (comprised of common equity, retained earnings, minority interests in the equity accounts of consolidated subsidiaries and a limited amount of noncumulative perpetual preferred stock, less deductible intangibles) capital-to-total risk based assets of six percent and a minimum leverage ratio (Tier 1 capital to average quarterly assets, net of goodwill), of five percent.

Under federal banking laws, failure to meet the minimum regulatory capital requirements could subject a banking institution to a variety of enforcement remedies available to federal regulatory authorities, including the termination of deposit insurance by the FDIC and seizure of the institution.

Prompt Corrective Action. The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") provides the federal banking agencies with broad powers to take prompt corrective action to resolve problems of insured depository institutions, depending upon a particular institution's level of capital. The FDICIA establishes five tiers of capital measurement for regulatory purposes ranging from "well-capitalized" to "critically undercapitalized." A depository institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position under certain circumstances. As of December 31, 2001, the Bank was classified as "well-capitalized" under the applicable prompt corrective action regulations.

Under the FDICIA, a depository institution that is well capitalized may accept brokered deposits. A depository institution that is adequately capitalized may accept brokered deposits only if it obtains the approval of the FDIC, and may not offer interest rates on deposits "significantly higher" than the prevailing rate in its market. An undercapitalized depository institution may not accept brokered deposits.

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

Community Reinvestment Act

Pursuant to the CRA and similar provisions of Vermont law, regulatory authorities review the performance of the Company and the Bank in meeting the credit needs of the communities served by the Bank. The applicable regulatory authorities consider compliance with this law in connection with the applications for, among other things, approval of branches, branch relocations and acquisitions of banks and bank holding companies. The Bank received a "satisfactory" rating at its most recent CRA examination.

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

ITEM 2-PROPERTIES

SCHEDULE OF BANKING OFFICES BY LOCATION

As of December 31, 2001, Merchants Bank operated 34 full service banking offices, and 38 ATMs throughout the state of Vermont. During 2001 the Company relocated its headquarters from 164 College Street, Burlington, Vermont, to the Company's service center at 275 Kennedy Drive, South Burlington, Vermont, which also houses the Company's administrative offices and the operations data processing center.

The Bank leases certain premises from third parties under terms and conditions considered by management to be favorable to the Company. The Company believes that its offices are sufficient for its present operations. Additional information relating to the Company's properties is set forth in Note 4 of the financial statements contained in the Company's annual report and incorporated herein by reference.

ITEM 3-LEGAL PROCEEDINGS

On October 19, 2001, a judgement was entered in the United States District Court for the District of Vermont for the Bank and against Pasquale and Vatsala Vescio on all of their claims. Those claims had been asserted as counterclaims to a foreclosure action by the Bank, and only the counterclaims remained at issue at the time of judgement. The judgement was based on a lengthy decision and findings of fact and conclusions of law by District Judge William K. Sessions, III. An appeal has been filed by the Vescios in the United States Court of Appeals for the Second Circuit.

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

The Vescios' appeal is at a very preliminary stage, but appears so far to assert issues relating to denial of a jury trial request, and relating to what the Vescios refer to as a "procedural due process" violation connected to the bankruptcy judge's non-reappointment for an additional term, and/or his recusal. The Bank believes that this appeal is without merit, and intends to defend the appeal vigorously.

On March 22, 2000, lawyers representing the beneficiaries of two Trust Company accounts filed an action in Chittenden, Vermont Superior Court against Merchants Bancshares, Inc. and others, asserting that their clients and others similarly situated were not fully reimbursed for damages allegedly suffered in connection with certain investments made by Merchants Trust Company in the so-called Piper Jaffray Institutional Government Income Portfolio (the "Piper Fund") during 1993 and 1994, and complaining, among other matters, that the Trust Company improperly distributed funds received by the Trust Company, as Trustee, in settlement of a class action lawsuit against Piper Jaffray and others with respect to the Piper Fund. The Chittenden Vermont Superior Court granted class certification. The Named Plaintiffs and the Defendants reached an understanding for the comprehensive settlement of the litigation, including certain counterclaims advanced by the Defendants. Following a hearing, the settlement was given preliminary approval by the Chittenden Superior Court in December, 2001. Following notice to the class, a hearing on final approval was held on January 24, 2002. No objections were filed or presented and on January 24, 2002, the Court entered an order granting final approval. The Bank has no reason to believe that any appeal will be filed. The settlement has had no material impact on the Company's financial position or results of operations.

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

ITEM 4-SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of calendar year 2001 no matters were submitted to a vote of security holders through a solicitation of proxies or otherwise.

                                   PART II

ITEM 5-MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
       MATTERS

The common stock of the Company is traded on the NASDAQ National Stock Market under the trading symbol MBVT. Quarterly stock prices, and dividends paid, for each quarterly period during the last two years are as indicated below:


                                                   Dividends
      Quarter Ended           High       Low         Paid
      ------------------------------------------------------
      December 31, 2001      $25.60     $21.16       $0.22
      September 30, 2001      22.47      20.50        0.22
      June 30, 2001           21.77      17.42        0.22
      March 31, 2001          19.17      15.92        0.22
      December 31, 2000       16.54      14.67        0.22
      September 30, 2000      16.58      12.67        0.15
      June 30, 2000           13.33      11.79        0.15
      March 31, 2000          15.17      11.83        0.14
      ------------------------------------------------------

High and Low stock prices are based upon quotations as provided by the National Association of Securities Dealers, Inc. Prices of transactions between private parties may vary from the ranges quoted above. All share and per share information has been adjusted to reflect the three-for-two stock split which was distributed on December 14th, 2001 to shareholders of record as of November 30, 2001.

As of January 31, 2002, the Company had 1,074 registered shareholders. The Company declared and distributed dividends totaling $0.88 per share during 2001. In January 2002 the Company declared a dividend of $0.24 per share. Future dividends will depend upon the financial condition and earnings of the Company and its subsidiaries, their need for funds and other factors, including applicable government regulations.

American Stock Transfer & Trust Company provides transfer agent services for the Company. Inquires may be directed to: American Stock Transfer & Trust Company, 59 Maiden Lane, New York, New York, 10038, telephone:
1-800-426-5523, http://www.amstock.com, or info@amstock.com.

ITEM 6-SELECTED FINANCIAL DATA

The supplementary financial data presented in the following table contains information highlighting certain significant trends in the Company's financial condition and results of operations over an extended period of time.

The following information should be analyzed in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and with the year-end audited consolidated financial statements included in this 2001 Annual Report on Form 10-K.

                         Merchants Bancshares, Inc.
                       Five Year Summary of Operations
          (Not Covered by Report of Independent Public Accountants)


                                                            For the Years Ended December 31,
(In thousands except per share data)              2001        2000        1999        1998        1997
--------------------------------------------------------------------------------------------------------
INCOME STATEMENT
Interest and Investment Income                  $ 53,998    $ 55,798    $ 49,221    $ 48,023    $ 48,158
Interest Expense                                  18,482      22,723      18,627      18,530      18,238
--------------------------------------------------------------------------------------------------------
Net Interest Income                               35,516      33,075      30,594      29,493      29,920
Provision for Loan Losses                         (1,004)       (622)       (388)     (1,737)     (1,862)
--------------------------------------------------------------------------------------------------------
Net Interest Income after Provision
 for Loan Losses                                  36,520      33,697      30,982      31,230      31,782
--------------------------------------------------------------------------------------------------------
Other Income                                       8,515       7,067       7,373       7,312       7,916
Other Expense                                     28,774      26,694      24,750      25,472      28,482
--------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                        16,261      14,070      13,605      13,070      11,216
Provision for Income Taxes                         4,097       3,537       3,155       3,248       2,383
--------------------------------------------------------------------------------------------------------
NET INCOME                                      $ 12,164    $ 10,533    $ 10,450    $  9,822    $  8,833
========================================================================================================

SELECTED AVERAGE BALANCES
--------------------------------------------------------------------------------------------------------
Total Assets                                    $767,133    $728,253    $657,523    $603,312    $578,090
Average Earning Assets                           717,699     682,048     613,946     566,126     540,830
Loans                                            479,052     468,298     425,319     391,814     394,289
Total Deposits                                   683,838     644,629     571,359     525,460     505,987
Long-Term Debt                                     2,169       2,063       6,649       6,890       6,417
Shareholders' Equity                              71,287      65,330      62,491      56,243      49,140
Shareholders' Equity plus Loan Loss Reserve       81,331      76,210      73,868      71,033      65,407
--------------------------------------------------------------------------------------------------------

SELECTED RATIOS
--------------------------------------------------------------------------------------------------------
Net Income to:
  Average Shareholders' Equity                     17.06%      16.12%      16.72%      17.46%      17.98%
  Average Assets                                    1.59        1.45        1.59        1.63        1.53
Average Shareholders' Equity to
 Average Total Assets                               9.29        8.97        9.50        9.32        8.50
Common Dividend Payout Ratio                          43          39          33          32          25
Loan Loss Reserve to Total Loans at Year End        1.84        2.19        2.47        2.79        4.06
Net (Charge-Offs) Recoveries to
 Average Loans                                     (0.14)      (0.01)       0.07       (0.71)       0.51
--------------------------------------------------------------------------------------------------------

PER SHARE
--------------------------------------------------------------------------------------------------------
Basic Earnings per Common Share                 $   1.99    $   1.67    $   1.59    $   1.48    $   1.33
Diluted Earnings Per Common Share                   1.98        1.66        1.59        1.47        1.33
Cash Dividends Paid                                 0.88        0.66        0.53        0.47        0.33
Year End Book Value                                12.32       10.97        9.95        9.23        7.97
--------------------------------------------------------------------------------------------------------

OTHER
--------------------------------------------------------------------------------------------------------
Cash Dividends Paid                             $  4,168    $  3,842    $  3,390    $  3,051    $  2,141
--------------------------------------------------------------------------------------------------------

ITEM 7-MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, this Annual Report on Form 10-K may contain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including, without limitation, (i) the fact that the Company's success is dependent to a significant extent upon general economic conditions in Vermont and Vermont's ability to attract new business, (ii) the fact that the Company's earnings depend to a great extent upon the level of net interest income (the difference between interest income earned on loans and investments and the interest expense paid on deposits and other borrowings) generated by the Bank and thus the Bank's results of operations may be adversely affected by increases or decreases in interest rates, (iii) the fact that the banking business is highly competitive and the profitability of the Company depends upon the Bank's ability to attract loans and deposits in Vermont, where the Bank competes with a variety of traditional banking and nontraditional institutions such as credit unions and finance companies, (iv) the fact that at December 31,2001, a significant portion of the Company's loan portfolio was comprised of commercial loans, and that 79% of the Company's loan portfolio is comprised of real estate loans (both commercial and residential), exposing the Company to the risks inherent in financings based upon analyses of credit risk, the value of underlying collateral, including real estate, and other more intangible factors, which are considered in making commercial loans. Accordingly, the Company's profitability may be negatively impacted by errors in risk analyses, by loan defaults, and the ability of certain borrowers to repay such loans may be adversely affected by any downturn in general economic conditions. These factors, as well as general economic and market conditions, may materially and adversely affect the market price of shares of the Company's common stock. Because of these and other factors, past financial performance should not be considered an indicator of future performance. The forward-looking statements contained herein represent the Company's judgment as of the date of this Form 10-K, and the Company cautions readers not to place undue reliance on such statements.

CRITICAL ACCOUNTING POLICIES

Management's discussion and analysis of the Company's financial condition are based on the consolidated financial statements which are prepared in accordance with accounting principles generally accepted in the United States. The preparation of such financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Management evaluates its estimates, including those related to the reserve for loan losses, on an ongoing basis. Management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis in making judgments about the carrying values of assets that are not readily apparent from other sources. Actual results could differ from the amount derived from management's estimates and assumptions under different assumptions or conditions.

Management believes the following critical accounting policies represent the more significant estimates and assumptions used in the preparation of the consolidated financial statements. The allowance for loan losses which is established through a charge to the provision for loan losses is based on management's evaluation of the level of allowance required in relation to the estimated loss exposure in the loan portfolio. Management believes the allowance for loan losses is a significant estimate and therefore regularly evaluates it for adequacy by taking into consideration factors such as previous loss experience, the size and composition of the portfolio, current economic and real estate market conditions and the performance of individual loans in relation to contract terms and estimated fair value of properties to be foreclosed. The use of different estimates or assumptions could produce different provisions for loan losses. Refer to the discussion of Reserve for Loan Losses in the Credit Quality and Reserve for Loan Losses section and Note 1 of the Notes to Consolidated Financial Statements for a detailed description of management's estimation process and methodology related to the reserve for loan losses.

GENERAL

The following discussion and analysis of financial condition and results of operations of the Company and its subsidiaries for the three years ended December 31, 2001, should be read in conjunction with the consolidated financial statements and notes thereto and selected statistical information appearing elsewhere in this Form 10-K. The information is discussed on a fully taxable equivalent basis. The financial condition and operating results of the Company essentially reflect the operations of its principal subsidiary, the Bank.

RESULTS OF OPERATIONS: OVERVIEW

The Company realized net income of $12.16 million for the year ended December 31, 2001, an increase of $1.63 million from 2000. Income before non-recurring income and expenses, loan recoveries and amortization of intangibles for 2001 increased 6.4 percent to $11.28 million, or diluted earnings of $1.84 per share compared to $10.61 million or $1.68 per share for 2000. One-time charges and credits that influenced 2001 earnings included a gain on the sale of the credit card portfolio of $563 thousand and a refund of Vermont franchise taxes of $737 thousand, including interest. The Bank also recognized one-time personnel charges of $240 thousand and made a one-time contribution of $100 thousand to the Merchants Bank Foundation, a charitable organization established to support community activities in Vermont, during 2001. Additionally, as discussed further below, the Bank recognized recoveries on previously charged off loans of $504 thousand during 2001, and recorded a $500 thousand negative provision for loan losses resulting in an overall negative provision of $1.0 million for 2001. Amortization of intangibles totaled $500 thousand in 2001 and $626 thousand during 2000. The Company also recognized net expenses totaling $288 thousand in conjunction with the provisional settlement of a class action lawsuit (for more information on this litigation see Part I-
Item 3-"Legal Proceedings"). One-time charges and credits that influenced 2000 earnings included recoveries on previously charged down loans of $622 thousand which were credited to income through the provision for loan losses. The Bank also incurred a $102 thousand prepayment penalty associated with the early pay-off of $5.03 million in long term FHLB debt during 2000.

Basic earnings per share were $1.99, $1.67 and $1.59 for the years ended December 31, 2001, 2000 and 1999, respectively. Diluted earnings per share were $1.98, $1.66 and $1.59 for the years ended December 31, 2001, 2000 and 1999, respectively. The Company declared and distributed total dividends of $0.88 per share during 2001. In January 2002 the Company declared a dividend of $0.24 per share. Additionally, the Company announced a 3-for-2 stock split on October 18, 2001. The split was distributed on December 14, 2001, to shareholders of record as of November 30, 2001.

Net income as a percentage of average equity capital was 17.06%, 16.12% and 16.72% for 2001, 2000 and 1999, respectively. The ten-year average return on equity was 9.57% at December 31, 2001. Net income as a percentage of average assets was 1.59%, 1.45% and 1.59% in 2001, 2000 and 1999, respectively. The ten-year average return on assets was .78% at December
31, 2001.

NET INTEREST INCOME

Net interest income increased by $2.4 million (7.4%) from 2000 to 2001. The Bank was well-positioned to benefit from a steeper yield curve and dramatically lower short-term rates driven by the Federal Reserve Board's actions over the course of the year. The Bank is predominantly funded with variable rate short-term deposits, the majority of which are deployed into longer-term fixed-rate loans and investments. Total interest and dividend income decreased $1.8 million (3.2%), and total interest expense decreased by $4.2 million (18.7%) from 2000 levels. The increase in net interest income is attributable both to increases in the Company's overall balance sheet, and to the interest rate environment during 2001. Total average interest earning assets increased by $35.7 million (5.2%) from 2000 to 2001, while total average interest bearing liabilities increased by $33.7 million (6.0%) during the same period. The Bank's net interest margin increased 11 basis points over the course of 2001. The rate on interest earning assets decreased 64 basis points over the course of the year, from 8.17% for 2000 to 7.53% for 2001; and the rate on average interest bearing liabilities decreased 91 basis points during the same period from 3.99% for 2000 to 3.08% for 2001. These changes have resulted in an increase in the interest rate spread of 27 basis points. The average interest rate earned on the loan portfolio decreased from 8.86% in 2000 to 8.33% in 2001, while the average balances of loans increased $10.8 million. The Bank's fees on loans were flat from 2000 to 2001. The average balance of the investment portfolio decreased by $8.0 million during 2001. This decrease is a function of prepayments and scheduled amortization of the portfolio, as well as the Asset/Liability Committee's ("ALCO") decision to sell most of the Bank's portfolio of callable agency securities. The ALCO feels these securities did not fit well within the Bank's current investment objectives and mix. The average interest rate on those investments decreased by 29 basis points from 2000 to 2001. The Bank's average short-term funds position increased $32.9 million during 2001, from $3.8 million to $36.7 million, as management invested the bulk of the cash flows from increases in deposits, maturing investments and loan repayments in instruments with short term maturities. Management believes that these investment decisions will position the Bank well to benefit from rising rates as the economy rebounds.

Average interest bearing deposits increased by $39.7 million during 2001, and the average rate on those deposits decreased 89 basis points, from 3.96% to 3.07%. The decrease in rates paid on deposits is attributable to the dramatic decrease in short-term interest rates over the course of the year. Over 70% of the Bank's interest bearing deposits are in Savings, Money Market and NOW accounts. These accounts generated almost all of the deposit growth during 2001, are priced at the short end of the yield curve, and so tend to be much less expensive than time deposits in a rate environment with a positively sloping and steepening curve. Average balances in Savings, Money Market and NOW accounts increased by $39.8 million, at an average interest rate for 2001 of 2.43%, while average balances in higher cost time deposits remained flat, at an average interest rate of 4.80% for 2001.

Net interest income increased by $2.4 million (8.1%) from 1999 to 2000. Total interest and dividend income increased $6.6 million (13.4%), and total interest expense increased by $4.1 million (22%). The increase in net interest income is primarily attributable to an overall increase in the Company's balance sheet. Total average interest earning assets increased by $68.1 million from 1999 to 2000, while total average interest bearing liabilities increased by $59.9 million during the same period. The Bank continued to experience margin compression resulting from the interest rate environment during 2000. The Bank's net interest margin decreased 14 basis points over the course of 2000. The rate on interest earning assets increased 14 basis points over the course of the year, from 8.03% for 1999 to 8.17% for 2000; and the rate on average interest bearing liabilities increased 31 basis points during the same period from 3.68% for 1999 to 3.99% for 2000. These changes resulted in a decrease in the interest rate spread of 17 basis points. The average interest rate earned on the loan portfolio increased from 8.74% in 1999 to 8.86% in 2000, while the average balances of loans increased $43.0 million. The Bank's fees on loans decreased $270 thousand from 1999 to 2000, as the Bank continued to hold most of its originated mortgages in portfolio rather than sell them in the secondary market. The average balance of the investment portfolio increased by $23.1 million during 2000. The average interest rate on those investments increased by 24 basis points from 1999 to 2000.

The following schedule shows the average balances of various classifications of deposits:


      (In thousands)                  2001        2000        1999
      --------------------------------------------------------------
      Demand Deposits               $ 87,767    $ 88,230    $ 81,600
      Savings, Money Market and
       Now Accounts                  433,507     393,736     339,520
      Time Deposits $100,000 and
       Greater                        27,519      28,146      23,469
      Other Time Deposits            135,045     134,517     126,771
      --------------------------------------------------------------
      Total Average Deposits        $683,838    $644,629    $571,360
      ==============================================================

The following table presents the condensed annual average balance sheets for 2001, 2000, and 1999. The total dollar amount of interest income from assets and the subsequent yields are calculated on a taxable equivalent basis.

                         Merchants Bancshares, Inc.
        Distribution of Assets, Liabilities and Stockholders' Equity;
                  Interest Rates and Interest Differential


                                                 2001                            2000                            1999
----------------------------------------------------------------------------------------------------------------------------------
                                                Interest   Average              Interest   Average              Interest   Average
Taxable Equivalent                   Average    Income/     Yield/   Average    Income/     Yield/   Average    Income/     Yield/
(In thousands)                       Balance    Expense      Rate    Balance    Expense      Rate    Balance    Expense      Rate
----------------------------------------------------------------------------------------------------------------------------------

ASSETS:
Investment Securities:
  U.S. Treasury and Agencies         $163,754   $10,448     6.38%    $178,709   $11,806     6.61%    $164,831   $10,627     6.45%
  Other, Including FHLB Stock          38,213     2,432     6.36%      31,259     2,198     7.03%      22,078     1,390     6.30%
----------------------------------------------------------------------------------------------------------------------------------
      Total Investment Securities     201,967    12,880     6.38%     209,968    14,004     6.67%     186,909    12,017     6.43%
----------------------------------------------------------------------------------------------------------------------------------

Loans, Including Fees on Loans:
  Commercial                           84,906     7,196     8.48%      75,908     7,366     9.70%      70,935     6,465     9.11%
  Real Estate                         376,911    31,182     8.27%     377,785    32,372     8.57%     340,330    29,099     8.55%
  Consumer                             17,235     1,549     8.99%      14,605     1,740    11.91%      14,054     1,611    11.46%
----------------------------------------------------------------------------------------------------------------------------------
      Total Loans (a) (b) (c)         479,052    39,927     8.33%     468,298    41,478     8.86%     425,319    37,175     8.74%
----------------------------------------------------------------------------------------------------------------------------------

Federal Funds Sold, Securities Sold
 Under Agreements to Repurchase
 and Interest Bearing Deposits
 with Banks                            36,680     1,249     3.41%       3,782       238     6.29%       1,718        85     4.95%
----------------------------------------------------------------------------------------------------------------------------------
      Total Earning Assets            717,699    54,056     7.53%     682,048    55,720     8.17%     613,946    49,277     8.03%
----------------------------------------------------------------------------------------------------------------------------------

Reserve for Loan Losses               (10,044)                        (10,880)                        (11,377)
Cash and Due From Banks                30,439                          26,847                          22,719
Premises and Equipment                 12,009                          13,006                          12,852
Other Assets                           17,030                          17,232                          19,383
----------------------------------------------------------------------------------------------------------------------------------
      Total Assets                   $767,133                        $728,253                        $657,523
==================================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest Bearing Deposits:
  Savings, Money Market & NOW
   Accounts                          $433,507   $10,519     2.43%    $393,736   $13,700     3.48%    $339,520   $10,171     3.00%
  Time Deposits                       162,564     7,795     4.80%     162,663     8,315     5.11%     150,239     7,452     4.96%
----------------------------------------------------------------------------------------------------------------------------------
      Total Interest Bearing
       Deposits                       596,071    18,314     3.07%     556,399    22,015     3.96%     489,759    17,623     3.60%
----------------------------------------------------------------------------------------------------------------------------------

Federal Funds Purchased                   98          6     6.12%         942        62     6.58%       1,408        74     5.26%
Demand Notes Due U.S. Treasury         2,114         75     3.55%       1,921       113     5.88%       1,821        87     4.78%
Other Short-Term Borrowings               66          3     4.55%       5,455       336     6.16%       7,205       376     5.22%
Long-Term Debt (d)                     2,169         84     3.87%       2,063        95     4.60%       6,649       467     7.02%
----------------------------------------------------------------------------------------------------------------------------------
      Total Interest Bearing
       Liabilities                   600,518     18,482     3.08%     566,780    22,621     3.99%     506,842    18,627     3.68%
----------------------------------------------------------------------------------------------------------------------------------

Demand Deposits                       87,767                           88,230                          81,600
Other Liabilities                      7,561                            7,913                           6,590
Stockholders' Equity                  71,287                           65,330                          62,491
----------------------------------------------------------------------------------------------------------------------------------
      Total Liabilities &
       Stockholders' Equity         $767,133                         $728,253                        $657,523
==================================================================================================================================
Net Interest Income (a)                         $35,574                         $33,099                         $30,650
==================================================================================================================================
Yield Spread                                                4.45%                           4.18%                           4.35%
==================================================================================================================================
NET INTEREST INCOME
 TO EARNING ASSETS                                          4.96%                           4.85%                           4.99%
==================================================================================================================================

--------------------
(a) Tax exempt interest has been converted to a tax equivalent basis using the Federal tax rate of 34%.
(b) Includes principal balance of non-accrual loans and fees on loans, in 2000.
(c) Excludes $150 of interest received as part of recoveries on certain previously charged-off loans, in 2000.
(d) Excludes prepayment fee of $102 related to the early repayment of certain long-term debt, in 2000.

The following table sets forth, for each major category of interest earning assets and interest bearing liabilities, the dollar amounts of fully taxable equivalent interest income and interest expense and changes therein for 2001 as compared with 2000.

                         Merchants Bancshares, Inc.
     Analysis of Changes in Fully Taxable Equivalent Net Interest Income


                                                                   2001 vs 2000
---------------------------------------------------------------------------------------------------
                                                                                      Due to (a)
                                                                      Increase    -----------------
(In thousands)                                  2001       2000      (Decrease)   Volume      Rate
---------------------------------------------------------------------------------------------------
Fully Taxable Equivalent Interest Income:
  Loans (b) (c)                                $39,927    $41,478     $(1,551)    $  896    $(2,447)
  Investments                                   12,880     14,004      (1,124)      (510)      (614)
  Federal Funds Sold, Securities Sold Under
   Agreements to Repurchase and Interest
   Bearing Deposits with Banks                   1,249        238       1,011      1,120       (109)
---------------------------------------------------------------------------------------------------
      Total Interest Income                     54,056     55,720      (1,664)     1,506     (3,170)
---------------------------------------------------------------------------------------------------
Less Interest Expense:
  Savings, Money Market & NOW Accounts          10,519     13,700      (3,181)       965     (4,146)
  Time Deposits                                  7,795      8,315        (520)        (5)      (515)
  Federal Funds Purchased                            6         62         (56)       (52)        (4)
  Demand Note-U.S. Treasury                         75        113         (38)         7        (45)
  Debt and Other Borrowings (d)                     87        431        (344)      (241)      (103)
---------------------------------------------------------------------------------------------------
      Total Interest Expense                    18,482     22,621      (4,139)       674     (4,813)
---------------------------------------------------------------------------------------------------
      Net Interest Income                      $35,574    $33,099     $ 2,475     $  832    $ 1,643
===================================================================================================


                                                                   2000 vs 1999
---------------------------------------------------------------------------------------------------
                                                                                      Due to (a)
                                                                      Increase    -----------------
(In thousands)                                  2000       1999      (Decrease)   Volume      Rate
---------------------------------------------------------------------------------------------------
Fully Taxable Equivalent Interest Income:
  Loans (b) (c)                                $41,478    $37,175     $ 4,303     $3,807    $   496
  Investments                                   14,004     12,017       1,987      1,538        449
  Federal Funds Sold, Securities Sold Under
   Agreements to Repurchase and Interest
   Bearing Deposits with Banks                     238         85         153        130         23
---------------------------------------------------------------------------------------------------
      Total Interest Income                     55,720     49,277       6,443      5,475        968
---------------------------------------------------------------------------------------------------
Less Interest Expense:
  Savings, Money Market & NOW Accounts          13,700     10,171       3,529      1,886      1,643
  Time Deposits                                  8,315      7,452         863        635        228
  Federal Funds Purchased                           62         74         (12)       (31)        19
  Demand Note - U.S. Treasury                      113         87          26          6         20
  Debt and Other Borrowings (d)                    431        843        (412)      (319)       (93)
---------------------------------------------------------------------------------------------------
      Total Interest Expense                    22,621     18,627       3,994      2,177      1,817
---------------------------------------------------------------------------------------------------
      Net Interest Income                      $33,099    $30,650     $ 2,449     $3,298    $  (849)
===================================================================================================

--------------------
(a) The dollar amount of changes in interest income and interest expense attributable to changes in rate and volume has been allocated between rate and volume based upon the changes in rates times the first year's volume and the changes in volume times the current year's rate.
(b) Includes principal balances of non-accrual loans, and fees on loans totaling $961 thousand, $966 thousand, and $1,236 thousand for the years ended December 31, 2001, 2000 and 1999, respectively.
(c) Excludes $150 thousand of interest received as part of recoveries on certain previously charged-off loans in 2000.
(d) Excludes prepayment fee of $103 thousand related to the early repayment of certain long-term debt in 2000.

PROVISION FOR LOAN LOSSES

The Bank continued to have success at recovering previously charged off loans during 2001. Loan loss recoveries for the year exceeded loan losses charged to the reserve. Over the course of 2001 and 2000 the Bank recorded $504 thousand and $622 thousand, respectively, in individual recoveries on obligations, which were previously charged off, as a negative loan loss provision. It is the Bank's current practice to record all recoveries as an offset to the loan loss provision in the income statement. In the fourth quarter of 2001, the Bank recorded a $500 thousand negative provision for loan losses resulting in an overall negative provision of $1.0 million for 2001. The reduction of the loan loss reserve was primarily the result of an internal review of the Bank's loan loss reserve requirement, which considered the changing mix of the loan portfolio and the impact of conservative underwriting standards implemented in prior periods.' For a more detailed discussion of the Bank's reserve for loan losses see "Credit Quality and Reserve for Loan Losses".

NONINTEREST INCOME AND EXPENSES

Excluding litigation settlement proceeds of $312 thousand in 2001 (for more information on the Company's litigation see Part I-Item 3-"Legal Proceedings"), total noninterest income increased $1.14 million from 2000 to 2001. Service charges on deposits increased $315 thousand from 2000 to 2001. The principal components of service charges on deposits are overdraft fee income and monthly service charge revenue. Overdraft income increased $227 thousand, from $2.21 million in 2000 to $2.43 million in 2001, primarily a result of increased volumes of accounts. The Bank's highly successful FreedomLYNX(R) account generally charges no monthly fees, and the Bank has experienced decreases in its service charge revenue for the last several years. Monthly service charge revenue was flat from 2000 to 2001, reversing its downward trend of the last several years. The average interest cost for the Bank's FreedomLYNX(R) accounts at December 31, 2001 was approximately 0.71% and the average balance maintained by the customer is higher than a regular checking account. Gains on sales of loans increased $610 thousand from 2000 to 2001. The Bank sold its credit card portfolio during the fourth quarter of 2001, a gain of $563 thousand was recognized on that sale. Other noninterest income increased by $576 thousand from 2000 to 2001. Included in other noninterest income for 2001 was a gain of $101 thousand on the sale of the Bank's merchants servicing portfolio. Additionally, increases in ATM and check card volumes resulted in a $251 thousand increase in fee revenue.

Excluding litigation settlement net proceeds of $1.3 million in 1999 (for more information on the Company's litigation see Part I-Item 3-"Legal Proceedings"), total noninterest income increased $1.02 million from 1999 to 2000. Service charges on deposits increased $603 thousand from 1999 to 2000. Overdraft income increased $640 thousand, from $1.57 million in 1999 to $2.21 million in 2000, primarily a result of increased volumes of accounts. Monthly service charge revenue continued to decrease during the year, decreasing by $127 thousand, primarily a result of the success of the Bank's FreedomLYNX(R) account, which generally charges no monthly fees. The average interest cost for the Bank's FreedomLYNX(R) accounts at December 31, 2000, was approximately 1.35%. Other noninterest income increased by $446 thousand primarily due to increased ATM and debit card transaction volumes and resultant fees.

Total noninterest expenses increased $2.08 million (7.8%) from 2000 to 2001. Salaries increased $430 thousand (4.0%) to $11.2 million. The Company continued its incentive program, a component of salaries and wages, during 2001. The program is designed to compensate employees based on their individual performance, as well as the performance of their division. The program for 2001 focused on increased sales and overall Bank performance for employees in the Bank's service center, and on increased sales with a quality control component in the branches and corporate banking divisions. Employee benefits increased $321 thousand (12%) to $3.0 million. The Bank has again experienced large increases in its costs for employee health insurance, the total increase for 2001 was $292 thousand.

Occupancy expenses increased $268 thousand (12.1%) to $2.5 million in 2001, primarily due to increases in net rent expense. Legal and professional fees increased by $723 thousand, largely due to expenses incurred by the Bank in connection with the conclusion of certain ongoing litigation. The Company recognized legal fees and other charges of $600 thousand in conjunction with the provisional settlement of a class action lawsuit. The class action lawsuit involved claims brought against the Company and its insurance carrier on behalf of Trust Company clients whose funds had been invested in the Piper Funds, Inc. Institutional Government Income Portfolio Fund in 1993 and 1994. For more information on the Company's litigation see Part I-
Item 3-"Legal Proceedings". Marketing expenses increased $536 thousand (47.9%) to $1.7 million during 2001. $150 thousand of that increase is due to increased contributions to the

Merchants Bank Foundation, a charitable organization established to support community activities in Vermont. Additionally, the Bank made a significant commitment to market research during 2001. This included working with a leading marketing firm to develop a new marketing platform. The platform included primary research on sustainable market positioning, establishing a new account feedback system, overhauling the database of non-customers, acquiring new data, and running several sweepstakes to raise product awareness.

The Bank's equity in losses of Real Estate Limited Partnerships increased $213 thousand (35%) to $813 thousand during the year as the Bank continued to invest in community based low-income housing partnerships. The Bank accounts for its investment in these partnerships using the equity method. Actual losses generated by the partnerships are recorded as a reduction in the Bank's investments in the Consolidated Balance Sheets and as an expense in the Consolidated Statements of Operations. Tax credits generated by the partnerships are recorded as an offset to the income tax provision. The Bank finds these investments attractive because they provide an internal rate of return of approximately 12%, and provide an opportunity to invest in low income housing in the communities in which the Bank does business. Vermont franchise taxes decreased $565 thousand from $704 thousand in 2000 to $139 thousand in 2001. This decrease is a result of a refund of Vermont franchise taxes totaling $622 thousand during 2001. Other noninterest expenses increased $261 thousand during 2001. This increase is primarily a result of increases in expenses related to other real estate owned ("OREO"). OREO expense increased from $63 thousand in 2000 to $268 thousand in 2001, this increase is primarily attributable to one large property that was in the Bank's OREO portfolio from June 2001 until its sale in November of 2001.

Total noninterest expenses increased $1.94 million from 1999 to 2000. Salaries and wages increased $962 thousand from 1999 to 2000. The Bank completed its purchase of its two new locations in Rutland and Bellows Falls, Vermont during the fourth quarter of 1999 resulting in the addition of 11 new full-time equivalent employees. Additionally, the Bank has experienced higher wage and incentive costs as a result of its successful sales efforts and overall increased profitability of its core activities. Employee Benefit costs increased $364 thousand during 2000. Employee health insurance costs increased $242 thousand.

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

The Company recognized $1.4 million, $1.2 million and $1.5 million, respectively during 2001, 2000 and 1999 in low-income housing tax credits as a reduction in the provision for income taxes. As of December 31, 2001, the Company has a cumulative deferred prepaid tax asset of approximately $1.8 million arising from timing differences between the Company's book and tax reporting. The prepaid tax asset is included in Other Assets.

BALANCE SHEET ANALYSIS

The Company's year-end balance sheet grew $54 million (7.3%) during 2001, while the Company's year-end earning assets increased by $52.1 million (7.5%) from $694.6 million to $746.7 million. The year-end investment portfolio increased by $2.4 million (1.1%) during 2001 and the ending loan portfolio increased by $1.2 million during 2001. The changes in the composition of the Bank's loan portfolio during 2001 are shown in the following table:


                                                     As of December 31,
      Type of Loan                  2001        2000        1999        1998        1997
      ------------------------------------------------------------------------------------
                                                       (In thousands)
      Commercial, Financial &
       Agricultural               $ 84,555    $ 76,228    $ 72,333    $ 63,953    $ 73,523
      Real Estate-Residential      206,697     188,403     180,906     147,348     111,270
      Real Estate-Commercial       170,889     188,699     171,988     170,892     181,018
      Real Estate-Construction       7,731       9,511      12,701       8,091       8,695
      Installment                    7,602      15,082      15,313      14,676      15,450
      All Other Loan                 2,211         566         451         532         432
      ------------------------------------------------------------------------------------
                                  $479,685    $478,489    $453,692    $405,492    $390,388
      ====================================================================================

The Bank monitors loan concentrations by individual borrowers, industries and loan types. As part of the annual credit policy review process, targets are set by loan type for the total portfolio. The past year continued the trend of balancing the loan portfolio between commercial loan types (commercial, commercial real estate and construction) and residential real estate. Since 1997 residential real estate outstandings have grown by $95 million and now comprise 43% of the total portfolio compared to 28% at the end of 1997. Commercial loan categories (including commercial real estate) have remained relatively flat since 1997 and have shrunk to 53% of total loans in 2001 compared to 65% in 1997. The increase in residential real estate loans can be attributed to management's decision in 1996 to retain all home mortgage loans originated in portfolio, and favorable long term interest rate markets that existed during parts of 1998, 1999 and 2001. As of December 31, 2001, the average loan size in the residential portfolio is $67 thousand with a weighted average term of 223 months.

As residential real estate loans have increased, commercial real estate loans have remained flat. This shift is a function of management's desire to decrease commercial real estate exposure in the loan portfolio. Commercial real estate loans dropped from 46% of the portfolio in 1997 to 36% in 2001. During most of 2001 management believed the market yields on commercial real estate loans did not offer acceptable risk-adjusted returns, and as a result this portion of the portfolio decreased $18 million during 2001. Commercial, financial and agricultural loans increased by $8 million during 2001; Management has emphasized these loans instead of commercial real estate based upon the more desirable risk adjusted yields and credit risk profiles. Total commercial loans have remained stable over the past five years at approximately 16% to 18% of total loans.

The decrease in installment loans during 2001 resulted from the sale of the Bank's $5.5 million credit card portfolio during October 2001.

The Bank currently services $60 million in residential mortgage loans for investors such as federal government agencies (FNMA and FHLMC) and for financial investors such as insurance companies and pension funds located outside Vermont. This servicing portfolio has decreased from $230 million five years ago. There have not been any additions to the servicing portfolio since 1997. Servicing revenue is not expected to be a significant revenue source in the future.

The following table presents the distribution of the varying maturities or repricing opportunities of the loan portfolio at December 31, 2001.


                                                     Over One
                                         One Year    Through     Over Five
      Type of Loan                       Or Less     5 Years       Years      Total
      -------------------------------------------------------------------------------
                                                        (In thousands)
      Commercial Loans, Industrial
       Revenue Bonds, Lease Financing
       and All Other Loans               $ 45,231    $ 31,483    $ 10,052    $ 86,766
      Real Estate Loans                   111,422     101,314     172,581     385,317
      Installment Loans                     4,317       3,262          23       7,602
      -------------------------------------------------------------------------------
                                         $160,970    $136,059    $182,656    $479,685
      ===============================================================================

Loans maturing or repricing after one year which have predetermined interest rates totaled $312.9 million. Loans maturing or repricing after one year which have floating or adjustable interest rates totaled $3.8 million.

The Company's year-end interest bearing liabilities increased $44.2 million (7.6%) from $579.0 million to $623.2 million during 2001. The Bank's Savings, NOW and Money Market Accounts increased $42.0 million from $409 million at year end 2000 to $451 million at year-end 2001, while the Bank's time deposits increased $6.0 million from $162.8 million at year end 2000 to $168.8 million at year end 2001. The Bank continues to target its marketing toward obtaining low cost transactional accounts. The Bank continued its FreedomLYNX(R) direct mail campaign, and continued to offer the account free for life, during 2001. Additionally, the Bank continued to market its MoneyLYNX(R) and CommerceLYNX(R) money market accounts. The account balances pay interest at competitive rates based on a tiered balance structure. The average cost of funds on these Money Market balances at December 31, 2001, was 1.97%. Balances in Money Market accounts totaled $253 million at year-end 2001 versus $192 million at year-end 2000. Balances in the Bank's FreedomLYNX(R) accounts continue to increase, with balances of $82.0 million at December 31, 2001, versus $67.1 million at December 31, 2000. The FreedomLYNX(R) account bears interest at a slight premium to the NOW rate on balances over $1,500 and requires no minimum balance, the average cost of these funds at year-end was 0.71%. The Bank introduced its new TimeLYNX(SM) product in late 1999; this product allows the customer, subject to certain restrictions, to make deposits to and withdrawals from their certificate of deposit prior to maturity. Balances in the Bank's TimeLYNX(SM) account, which is priced ten basis points below the one year CD rate, totaled $42.5 million at December 31, 2001, an increase of $22.9 million from year-end 2000 balances of $19.6 million.

Time Deposits $100 thousand and greater at December 31, 2001, had the following schedule of maturities:


      (In thousands)
      -------------------------------
      Three Months or Less    $ 6,081
      Three to Six Months       7,097
      Six to Twelve Months      8,470
      Over Twelve Months        9,276
      Over Five Years               -
      -------------------------------
                              $30,924
      ===============================

The Company's interest bearing liabilities increased $34.5 million (6.3%) from $544.5 million to $579.0 million during 2000. The Bank's Savings, NOW and Money Market Accounts increased $39.0 million from $370 million at year end 1999 to $409 million at year-end 2000, while the Bank's time deposits increased $5.6 million from $157.2 million at year end 1999 to $162.8 million at year end 2000. The average cost of funds on money market balances at December 31, 2000, was 4.91%. Balances in these accounts totaled $192 million at year-end 2000 versus $138 million at year-end 1999. Balances in the Bank's FreedomLYNX(R) accounts continue to increase, with balances of $67.1 million at December 31, 2000, versus $46.8 million at December 31, 1999, the average cost of these funds at year-end was 1.35%. Balances in the Bank's TimeLYNX(SM) account at December 31, 2000, totaled $19.6 million.

CREDIT QUALITY AND RESERVE FOR LOAN LOSSES

Stringent credit quality is a major strategic focus of the Bank. The success of this effort is evidenced by the Bank's consistently low levels of problem assets. The following table summarizes the Bank's nonperforming assets (NPAs) as of December 31, 1997, through December 31, 2001.


(In thousands)                       2001       2000       1999       1998       1997
--------------------------------------------------------------------------------------
Nonaccrual Loans                    $2,412     $3,240     $2,800     $2,103     $2,686
Loans Past Due 90 Days or
 More and Still Accruing                 -         52        199        170        403
Restructured Loans                     198        214        689        320        215
--------------------------------------------------------------------------------------
      Total Nonperforming Loans:     2,610      3,506      3,688      2,593      3,304
--------------------------------------------------------------------------------------
Other Real Estate Owned                225        377        133        470        591
--------------------------------------------------------------------------------------
      Total Nonperforming Assets:   $2,835     $3,883     $3,821     $3,063     $3,895
======================================================================================
NPL to Total Loans                    0.54%      0.73%      0.81%      0.64%      0.85%
NPA to Total Loans plus OREO          0.59%      0.81%      0.84%      0.75%      1.00%
--------------------------------------------------------------------------------------

Excluded from the 2001 balances above are approximately $13.7 million of internally classified loans. This is a significant increase from $4.6 million of internally classified loans at December 31, 2000. The primary reason for the increase is the number of commercial loan relationships which were downgraded to "Substandard" during the year as the economy in the Bank's primary markets slowed. The Bank has been conservative in its approach to grading relationships. Management believes that these loans have well-defined weaknesses which, if left unattended, could lead to collection problems. Management maintains an internal listing that includes these loans. The list is reviewed and updated monthly. The oversight process on these loans includes an active risk management approach. A management committee reviews the status of these loans each quarter and determines or confirms the appropriate risk rating and accrual status. The findings of this review process are instrumental in determining the adequacy of the loan loss reserve.

Discussion of 2001 Events affecting Nonperforming Assets

Historically, the Bank has worked closely with borrowers to collect obligations and pursued more vigorous collection efforts where necessary. The Bank's Credit Department and Loan Workout functions provide resources to address collection strategies for nonperforming assets.


(In thousands)               12-31-01    9-30-01    6-30-01    3-31-01    12-31-00
----------------------------------------------------------------------------------
Nonaccrual Loans              $2,412     $2,580     $2,587     $2,837      $3,240
Loans Past Due 90 days or
 More and still Accruing           -        228         45          7          52
Restructured Loans               198        201        206        210         214
Other Real Estate Owned          225      1,590      1,690        271         377
----------------------------------------------------------------------------------
      Total                   $2,835     $4,599     $4,528     $3,325      $3,883
==================================================================================

Significant events affecting nonperforming assets are discussed below.

Nonaccrual Loans

Nonaccrual loans decreased from $3.2 million at December 31, 2000, to $2.4 million at December 31, 2001, despite the previously described increase in internally classified loans. One significant commercial relationship ($1.6 million) was removed from nonaccrual status in 2001, as the property securing the loan was transferred to OREO. During 2001 management identified $2.4 million in loans it perceived as having certain risks, which were transferred to nonaccrual status. These transfers were offset by continued resolution of nonaccrual accounts. Approximately $300 thousand in loans were returned to accrual status, principal payments of approximately $1.0 million were collected; and approximately $300 thousand of charge-offs further decreased the balance of nonaccrual loans.

Loans Past Due 90 Days or More and Still Accruing Interest

The Bank generally places loans that become 90 or more days past due in nonaccrual status. If, in the opinion of management, the ultimate collectibility of principal and interest is assured, loans may continue to accrue interest and be left in this category. Included in this category are loans which have reached maturity and have not been renewed on a timely basis, for reasons other than financial capacity to pay. Balances of loans 90 or more days past due and still accruing were zero at the end of 2001.

Restructured Loans

Restructured loans decreased from $214 thousand at December 31, 2000, to $198 thousand at December 31, 2001, reflecting scheduled amortization of loans.

Other Real Estate Owned

The Bank continues to aggressively market OREO. The balance of OREO decreased from $377 thousand at December 31, 2000, to $225 thousand at December 31, 2001. The only significant addition during the year was the previously mentioned $1.6 million property that was transferred to OREO during the second quarter and sold during the fourth quarter of 2001.

Policies and Procedures Related to the Accrual of Interest Income

The Bank normally recognizes income on earning assets on the accrual basis, which calls for the recognition of income as earned, rather than when it is collected. The Bank's policy is to classify a loan 90 days or more past due with respect to principal or interest as a nonaccruing loan, unless the ultimate collectibility of principal and interest is assured. Income accruals are suspended on all nonaccruing loans, and all previously accrued and uncollected interest is typically charged against current income. A loan remains in nonaccruing status until the factors which suggest doubtful collectibility no longer exist, the loan is liquidated, or when the loan is determined to be uncollectible and is charged off against the reserve for loan losses. In those cases where a nonaccruing loan is secured by real estate, the Bank can, and usually will, initiate foreclosure proceedings. The result of such action will either be to cause repayment of the loan with the proceeds of a foreclosure sale or to give the Bank possession of the collateral in order to manage a future resale of the real estate. Foreclosed property is recorded at the lower of its cost or estimated fair value, less any estimated costs to sell. Any cost in excess of the estimated fair value on the transfer date is charged to the reserve for loan losses, while further declines in market values are recorded as an expense in other noninterest expense in the statement of operations.

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

Using a variety of management reports, the Bank's loan portfolio is regularly monitored by the Board of Directors and credit department. The loan portfolio as a whole, as well as individual loans, are reviewed for loan performance, creditworthiness, and strength of documentation. The Bank has hired an external loan review firm to assist in monitoring both the commercial and residential loan portfolios. During 2001 the external commercial loan review firm reviewed approximately 75% (in dollar volume) of the Bank's commercial loan portfolio. Credit risk ratings are assigned to commercial loans at origination and are routinely reviewed.

All loan officers are required to service their loan portfolios and account relationships. As necessary, loan officers or the loan workout function take remedial actions to assure full and timely payment of loan balances.

Reserve for Loan Losses

The Reserve for Loan Losses ("RLL") is based on management's estimate of the amount required to reflect the known and inherent risks in the loan portfolio, based on circumstances and conditions known at each reporting date. The Bank reviews the adequacy of the RLL at least quarterly. Factors considered in evaluating the adequacy of the reserve include previous loss experience, the size and composition of the portfolio, current economic and real estate market conditions and their effect on the borrowers, the performance of individual loans in relation to contract terms and estimated fair values of properties to be foreclosed.

The adequacy of the reserve is determined using a consistent, systematic methodology, consisting of a review of the following key elements:

*     A specific reserve for loans identified as impaired;
*     A general reserve for the various loan portfolio classifications;
*     The unallocated reserve

As part of the Bank's analysis of the specific reserve, detailed and extensive reviews are done on larger credits and problematic credits identified on the watched asset list, nonperforming asset listings and internal credit rating reports. Loans are evaluated for impairment by looking at the fair value of the collateral, if the loan is collateral dependent, or measuring the net present value of the expected future cash flows using the loan's original effective interest rate. When the difference between the fair value of the collateral, for collateral dependent loans, or the net present value of a loan is lower than the recorded investment of the loan, the difference is reflected with a resulting specific reserve. Loans deemed impaired at December 31, 2001, totaled $3.1 million. As of December 31, 2001, the related reserve was $329 thousand.

The general reserve is a percentage-based reflection of historical loss experience and assigns a required reserve allocation by loan classification based on a fixed percentage of all outstanding loan balances. The general reserve employs a risk-rating model that grades loans based on their general characteristics of credit quality and relative risk. For pass rated loans, appropriate reserve levels are estimated based on judgments regarding the historical loss experience, current economic trends, trends in the portfolio mix, volume and trends in delinquencies and non-accruals and off balance sheet credit risk. As of December 31, 2001, the related reserve was $4.6 million. For loans risk rated Special Mention or Substandard, the reserve allocation is increased; as of December 31, 2001, the related reserve was $3.3 million.

In addition to the specific and general components, there is an unallocated reserve that recognizes a measurement imprecision in the valuation and general components of the reserve and management's evaluation of various other conditions not measured in the specific and general components, including the following:

* General economic and business conditions affecting the Company's key lending areas;
*     credit quality trends;
*     loan volumes and concentrations;
*     specific industry conditions within portfolio segments

As of December 31, 2001, the unallocated reserve was $600 thousand, down from $1.4 million at December 31, 2000. The Bank reviewed its methodology for calculating required reserves at the end of 2001 and adjusted the general reserve factors to reflect a broader time period. Additionally, factors for certain large relationships were increased. These changes, as well as an increase in criticized loans resulted in a higher general reserve and a lower unallocated reserve.

Losses are charged against the RLL when management believes that the collectibility of principal is doubtful. To the extent management determines the level of anticipated losses in the portfolio has significantly increased or diminished, the RLL is adjusted through current earnings. Overall, management believes that the RLL is maintained at an adequate level, in light of historical and current factors, to reflect the level of credit risk in the loan portfolio. Loan loss experience and nonperforming asset data are presented and discussed in relation to their impact on the adequacy of the RLL.

The following table reflects the Bank's loan loss experience and activity in the RLL for the past five years.


(In thousands)                           2001         2000         1999         1998         1997
---------------------------------------------------------------------------------------------------
Average Loans Outstanding              $479,052     $468,298     $425,319     $391,814     $394,289
RLL Beginning of Year                    10,494       11,189       11,300       15,831       15,700
Charge-Off:
  Commercial, Lease Financing
   and all Other Loans                     (611)        (637)        (363)        (685)        (483)
  Real Estate-Construction                    0            0            0          (18)         (78)
  Real Estate-Mortgage                      (48)        (192)        (347)      (3,042)        (763)
  Installment & Credit Cards               (520)        (154)        (164)        (190)        (372)
---------------------------------------------------------------------------------------------------
      Total Loans Charged Off            (1,179)        (983)        (874)      (3,935)      (1,696)
---------------------------------------------------------------------------------------------------
Recoveries:
  Commercial, Lease Financing
   and all Other Loans                      333          743          822          554          615
  Real Estate-Construction                    0            0          150            -            -
  Real Estate-Mortgage                      104          116           92          451        2,996
  Installment & Credit Cards                 67           51           87          136           78
---------------------------------------------------------------------------------------------------
      Total Recoveries                      504          910        1,151        1,141        3,689
---------------------------------------------------------------------------------------------------
Net Loan (Charge-Offs) Recoveries          (675)         (73)         277       (2,794)       1,993
---------------------------------------------------------------------------------------------------
Provision for Possible Loan Losses:
  Charged to Operations                  (1,004)        (622)        (388)      (1,737)      (1,862)
---------------------------------------------------------------------------------------------------
RLL End of Year                        $  8,815     $ 10,494     $ 11,189     $ 11,300     $ 15,831
===================================================================================================
RLL to Total Loans                         1.84%        2.19%        2.47%        2.79%        4.06%
      Net Loan (Charge-Offs)
       Recoveries to Average Loans        (0.14)%      (0.02)%       0.07%       (0.71)%       0.51%
---------------------------------------------------------------------------------------------------

As of December 31, 2001, the Company's reserve ratios were 311% of nonperforming assets and 1.8% of total loans.

During the fourth quarter of 2001 the Bank recorded a $500 thousand negative provision for loan losses. This negative provision, combined with the Bank's practice of recording loan loss recoveries as an offset to the loan loss provision in the consolidated statement of operations, resulted in an overall negative provision of $1.0 million for 2001. The Bank will continue to take all appropriate measures to restore nonperforming assets to performing status or otherwise liquidate these assets in an orderly fashion so as to maximize their value to the Company. There can be no assurances that the Bank will be able to complete the disposition of nonperforming assets without incurring further losses, or that the Bank will continue to recognize substantial recoveries such as those received during the last five years. The level of recoveries correlates closely to total charge-offs. As the level of total charge-offs has declined so has the amount of total annual recoveries.

RISK MANAGEMENT

Management and the Board of Directors of the Company are committed to sound risk management practices throughout the organization. The Company has developed and implemented a centralized risk management monitoring program. Risks associated with the Company's business activities and products are identified and measured as to probability of occurrence and impact on the Company (low, moderate, or high), and the control or other activities in place to manage those risks are identified and assessed. Periodically, department-level and senior managers re-evaluate and report on the risk management processes for which they are responsible. This documented program provides management with a comprehensive framework for monitoring the Company's risk profile from a macro perspective, while also serving as a tool for assessing internal controls over financial reporting as required under the FDICIA.

Interest Rate Risk

Interest rate risk is the exposure to a movement in interest rates, which could affect the Company's net interest income. It is the responsibility of the ALCO to manage interest rate risk which arises naturally from imbalances in repricing, maturity and/or cash flow characteristics of the Company's assets and liabilities. Asset/liability management is governed by policies reviewed and approved annually by the Board of Directors. The ALCO, chaired by the Chief Financial Officer and composed of members of senior management, meets frequently to review and develop asset/liability management strategies and tactics. The ALCO is responsible for ensuring that the Board of Directors receives timely, accurate information regarding the Bank's interest rate risk position at least quarterly. Techniques used by the ALCO take into consideration the cash flow and repricing attributes of balance sheet and off-balance sheet items and their relation to possible changes in interest rates. The ALCO manages its interest rate exposure primarily by using on-balance sheet strategies, generally accomplished through the management of the duration, rate sensitivity and average lives of the Company's various investments, and by extending or shortening maturities of borrowed funds, as well as carefully managing and monitoring the pricing of deposits. The ALCO also uses off-balance sheet strategies, such as interest rate caps and floors, to help minimize the Bank's exposure to changes in interest rates. The ALCO uses an outside consultant to perform rate shocks of its balance sheets, and to perform a variety of other analyses for the committee. The consultant's most recent review was as of November 30, 2001. At that time, in addition to modeling a 200 basis point rate shock, the consultant ran a 400 basis point rate shock in an increasing rate environment, with a flattening yield curve. These types of dynamic analyses give the ALCO committee a more thorough understanding of how the Bank's balance sheet will perform in a variety of rate environments.

The Bank has established a target range for the change in net interest income, given a 200 basis point change in interest rates, of zero to 7.5%. As of December 31, 2001, through the use of such computer models, the change in net interest income for the 12 months ending December 31, 2002, from the Company's expected or "most likely" forecast is as follows:


                                  Net Interest
           Rate Change         Income Sensitivity
      -------------------------------------------
      Up 200 basis points            (.86%)
      Down 200 basis points          0.50%
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

The model used to perform the balance sheet simulation assumes a parallel shift of the yield curve over twelve months and reprices every interest-bearing asset and liability on the Bank's balance sheet. The model uses contractual repricing dates for variable products, contractual maturities for fixed rate products, and product-specific assumptions for deposits such as FreedomLYNX(R) accounts and Money Market accounts which are subject to repricing based on current market conditions. Investment securities with call provisions are examined on an individual basis in each rate environment to estimate the likelihood of a call. The model also assumes that the rate at which certain mortgage related assets prepay will vary as rates rise and fall, prepayment estimates are derived from the Office of Thrift Supervision Net Portfolio Value Model.

The Company has entered into interest rate cap and floor contracts, from time to time, to mitigate the effects on net interest income in the event interest rates on variable rate deposits rise or rates on variable rate loans decline. No interest rate cap or floor contracts were outstanding at December 31, 2000 or 2001. The Bank sold interest rate caps with a notional amount of $40 million in February 2000. The resulting gain of $345 thousand was accreted into income over the remaining life of the sold caps.

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


                                                               Repricing Date
-----------------------------------------------------------------------------------------------------
                                         One Day      Over Six      One Year
                                         To Six       Months To     To Five      Over Five
(In thousands)                           Months       One Year       Years         Years      Total
-----------------------------------------------------------------------------------------------------
Assets
  Loans                                 $ 161,572     $  42,900     $192,374     $ 74,024    $470,870
  Mortgage Backed Securities
   and Collateralized Mortgage
   Obligations                             20,805        17,521       83,423       40,665     162,414
  U.S. Treasury & Agency Securities           294             -          298       39,743      40,335
  Other Securities including
   Securities Purchased under
   Resale Agreements                       54,688         1,801        7,449          387      64,325
  Other Assets                                  -             -            -       62,523      62,523
-----------------------------------------------------------------------------------------------------
Total Assets                            $ 237,359     $  62,222     $283,544     $217,342    $800,467
=====================================================================================================
Liabilities and Stockholders' Equity
  Noninterest-bearing Deposits                  -             -            -     $ 92,065    $ 92,065
  Interest-bearing Deposits             $ 353,480     $  59,793     $206,401           73     619,747
  Borrowed Funds                            1,248             -            -            -       1,248
  Other Liabilities                             -             -            -        9,589       9,589
  Long-Term Debt                                -             -        1,084        1,171       2,255
  Stockholders' Equity                          -             -            -       75,563      75,563
-----------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders'
 Equity                                 $ 354,728     $  59,793     $207,485     $178,461    $800,467
=====================================================================================================
Cumulative Gap                          $(117,369)    $(114,940)    $(38,881)
Gap as a % of Total Earning Assets         (16.35)%      (16.02)%      (5.42)%
-----------------------------------------------------------------------------------------------------

Based on historical experience and the Bank's internal repricing policies, it is the Bank's practice to present repricing of statement savings, savings deposits and FreedomLYNX(R) and NOW account balances in the "one to five year" category. The Bank's experience has shown that the rates on these deposits tend to be less rate-sensitive than other types of deposits.

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

Credit Risk

A network of loan officers manages credit risk, with review by the Bank's Credit Department and oversight by the Bank's Board of Directors. The Board of Directors grants each loan officer the authority to originate loans on behalf of the Bank and establishes policies regarding loan portfolio diversification and loan officer lending limits. The Bank's loan portfolio is continuously monitored, through the use of a variety of management reports and with the assistance of an external loan review firm, for performance, creditworthiness and strength of documentation. Credit ratings are assigned to commercial loans and are routinely reviewed. When necessary, loan officers or the loan workout function take remedial actions to assure full and timely payment of loan balances. The Bank's policy is to discontinue the accrual of interest on loans when scheduled payments become contractually past due 90 or more days and the ultimate collectibility of principal or interest becomes doubtful. For a more detailed discussion on credit risk see "Credit Quality and Reserve for Loan Losses".

LIQUIDITY AND CAPITAL RESOURCE MANAGEMENT

Liquidity, as it pertains to banking, can be defined as the ability to generate cash in the most economical way to satisfy loan and deposit withdrawal demand, and to meet other business opportunities that require cash. Sources of liquidity for banks include short-term liquid assets, cash generated from loan repayments and amortization, borrowing, deposit generation and earnings. The Merchants Bank has a number of sources of liquid funds, including $25 million in available Federal Funds lines of credit with correspondent banks at year-end 2001; an overnight line of credit with the Federal Home Loan Bank ("FHLB") of $15 million; an estimated additional borrowing capacity with the FHLB of $117 million; and the ability to borrow approximately $60 million through the use of repurchase agreements, collateralized by the Bank's investments, with certain approved counterparties. The Bank's investment portfolio, which totaled $212 million at December 31, 2001, is actively managed by the ALCO and is a strong source of cash flow for the Bank. The portfolio is fairly liquid, with a weighted average life of 3.25 years, and is available to be used as a source of funds, if needed.

Contractual obligations

The Company has certain long-term contractual obligations; including long-term debt agreements, operating leases for branch operations, and time deposits. The maturity schedules for these obligations are as follows:


                                               One Year    Four Years
                                  Less than    To Three      To Five     Over Five
      (In thousands)              one year      Years         Years        Years       Total
      ----------------------------------------------------------------------------------------
      Debt Maturities             $     49     $ 1,049       $   11       $1,147      $  2,256
      Operating Lease Payments         329         463          267           95         1,154
      Time Deposits                135,209      26,577        6,924           88       168,798
      ----------------------------------------------------------------------------------------
                                  $135,587     $28,089       $7,202       $1,330      $172,208
      ========================================================================================

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

Exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and financial guarantees written is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments as it does for on-balance sheet instruments. The contractual amounts of these financial instruments at December 31, 2001 are as follows:


      (In thousands)                                  Contractual Amount
      ------------------------------------------------------------------
      Financial Instruments Whose Contract Amounts
      Represent Credit Risk:
        Commitments to Originate Loans                     $18,093
        Unused Lines of Credit                             $83,756
        Standby Letters of Credit                          $ 6,215
        Loans Sold with Recourse                           $    73
      Equity Commitments to Low Income Housing
      Limited Partnerships                                 $ 8,519
      ------------------------------------------------------------------

Commitments to originate loans are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments to lend generally have expiration dates within 90 days of the commitment. Unused lines of credit have expiration dates ranging from 1-5 years from the date of the commitment. Since a portion of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent a future cash requirement. The Bank evaluates each customer's creditworthiness on an individual basis. The amount of collateral obtained by the Bank upon extension of credit is based on management's credit evaluation of the borrower, in accordance with lending policy, and an appropriate amount of real and/or personal property is obtained as collateral.

Standby letters of credit and financial guarantees are conditional commitments issued by the Bank to guarantee performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. Most guarantees extend for less than two years, and most individual guarantees are for less than $100 thousand. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank obtains real and/or personal property as collateral for those commitments for which collateral is deemed to be necessary.

Equity commitments to low income housing partnerships represent funding commitments by the Bank to certain limited partnerships. These partnerships were created for the purpose of acquiring, constructing and/or redeveloping affordable housing projects. The funding of these commitments is generally contingent upon substantial completion of the project, none extend beyond the 5th anniversary of substantial completion.

Capital Resources

Capital growth is essential to support deposit and asset growth and to ensure the strength and safety of the Company. Net income increased the Company's capital by $12.2 million in 2001, $10.5 million in 2000, and $10.5 million in 1999. Payment of dividends decreased the Company's capital by $5.2 million, $4.0 million and $3.4 million during 2001, 2000 and 1999, respectively. Stock repurchases decreased the Company's capital by $1.7 million, $5.6 million and $1.6 million in 2001, 2000 and 1999, respectively.

The Company and the Bank are subject to various regulatory capital requirements administered by banking regulatory agencies. To be considered adequately capitalized under the regulatory framework for prompt corrective action, the Company and the Bank must maintain minimum levels of Tier-1 Leverage, Tier-1 Risk-Based and Total Risk-Based Capital. The Company and the Bank were above all regulatory minimums and considered well capitalized by the regulators at December 31, 2001. The ratios for the Company are set forth below:


                                                              Minimum to be
                                                            Well-Capitalized
                                                            Under Regulatory
      (In thousands)               Amount     Percentage       Guidelines
      ----------------------------------------------------------------------
      Tier-1 Risk-Based Capital    $72,213      14.66%             6.0%
      Total Risk-Based Capital      78,397      15.91%            10.0%
      Tier-1 Leverage Capital       72,213       9.12%             5.0%
      ----------------------------------------------------------------------

In January 2001 the Company's Board of Directors approved a stock repurchase program. In January of 2002 the Board of Directors voted to extend the program until January 2003. Under the program the Company is authorized to repurchase up to 300,000 shares of its own common stock. As of December 31, 2001, the Company had purchased 87 thousand shares of its own common stock on the open market, at an average per share price of $19.10, under the program.

RELATED PARTY TRANSACTIONS

The Company engages in banking transactions with certain of its directors and officers, and certain of their associates. The Company obtains these services on terms that are substantially the same as those that we would obtain from unaffiliated third parties. During 2001 the Bank obtained legal services from a firm associated with one of its directors totaling $110 thousand. Additionally, the Bank purchased computer equipment and project management services totaling $87 thousand from a firm associated with one of its directors.

At December 31, 2001 the Bank had loans outstanding to directors, executive officers, and associates of such persons totaling $7.9 million. It is the policy of the Bank to make these loans on substantially the same terms, including interest rates and collateral, as those prevailing for comparable lending transactions with other persons.

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

ITEM 8-FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         Merchants Bancshares, Inc.
                         Consolidated Balance Sheets


                                                                          December 31,    December 31,
(In thousands except share and per share data)                                2001            2000
------------------------------------------------------------------------------------------------------
ASSETS
  Cash and Due from Banks                                                   $ 35,688        $ 34,192
  Federal Funds Sold and Securities Purchased
   Under Resale Agreements                                                    51,000           2,700
  Investments:
    Securities Available for Sale                                            142,074          90,110
    Securities Held to Maturity                                               69,350         118,872
     (Fair Value of $71,308 and $119,355)
    Trading Securities                                                         1,030           1,077
------------------------------------------------------------------------------------------------------
      Total Investments                                                      212,454         210,059
------------------------------------------------------------------------------------------------------
  Loans                                                                      479,685         478,489
  Reserve for Loan Losses                                                      8,815          10,494
------------------------------------------------------------------------------------------------------
      Net Loans                                                              470,870         467,995
------------------------------------------------------------------------------------------------------
  Federal Home Loan Bank Stock                                                 3,620           3,362
  Bank Premises and Equipment, Net                                            11,837          12,530
  Investment in Real Estate Limited Partnerships                               3,581           2,977
  Other Real Estate Owned                                                        225             377
  Other Assets                                                                11,192          12,155
------------------------------------------------------------------------------------------------------
      Total Assets                                                          $800,467        $746,347
------------------------------------------------------------------------------------------------------
LIABILITIES
  Deposits:
    Demand                                                                  $ 92,065        $ 91,417
    Savings, NOW and Money Market Accounts                                   450,949         408,904
    Time Deposits $100 thousand and Greater                                   30,924          26,257
    Other Time                                                               137,874         136,535
------------------------------------------------------------------------------------------------------
      Total Deposits                                                         711,812         663,113
------------------------------------------------------------------------------------------------------
  Demand Note Due U.S. Treasury                                                1,248           2,816
  Other Short-Term Borrowings                                                      -           3,000
  Other Liabilities                                                            9,589           8,668
  Long-Term Debt                                                               2,255           1,300
------------------------------------------------------------------------------------------------------
      Total Liabilities                                                      724,904         678,897
------------------------------------------------------------------------------------------------------
Commitments and Contingencies (Note 12)
STOCKHOLDERS' EQUITY
  Preferred Stock Class A Non-Voting Authorized-200,000, Outstanding 0             -               -
  Preferred Stock Class B Voting Authorized-1,500,000, Outstanding 0               -               -
  Common Stock, $.01 Par Value                                                    67              67
    Shares Authorized                 7,500,000
    Issued,         Current Period    6,651,760
                    Prior Period      6,651,760
    Outstanding,    Current Period    5,888,764
                    Prior Period      5,913,326
  Capital in Excess of Par Value                                              33,229          33,053
  Retained Earnings                                                           48,885          41,902
  Treasury Stock (At Cost)                                                   (10,834)        (10,124)
                    Current Period      762,996
                    Prior Period        738,434
  Deferred Compensation Arrangements                                           2,859           2,575
  Unrealized gains (losses) on Securities Available for Sale, Net              1,357             (23)
------------------------------------------------------------------------------------------------------
      Total Stockholders' Equity                                              75,563          67,450
------------------------------------------------------------------------------------------------------
      Total Liabilities and Stockholders' Equity                            $800,467        $746,347
======================================================================================================

               The accompanying notes are an integral part of
                  these consolidated financial statements.

                         Merchants Bancshares, Inc.
                    Consolidated Statements of Operations


                                                                     Years Ended December 31,
(In thousands except per share data)                              2001         2000         1999
---------------------------------------------------------------------------------------------------
INTEREST AND DIVIDEND INCOME:
  Interest and Fees on Loans                                    $  39,869    $  41,556    $  37,119
  Interest and Dividends on Investments:
    U.S. Treasury and Agency Obligations                           10,438       11,806       10,627
    Other                                                           3,691        2,436        1,475
---------------------------------------------------------------------------------------------------
Total Interest and Dividend Income                                 53,998       55,798       49,221
---------------------------------------------------------------------------------------------------
INTEREST EXPENSE:
  Savings, NOW and Money Market Accounts                           10,520       13,700       10,171
  Time Deposits $100 Thousand and Greater                           1,651        1,681        1,418
  Other Time Deposits                                               6,151        6,634        6,034
  Other Borrowed Funds                                                 84          511          536
  Long-Term Debt                                                       76          197          468
---------------------------------------------------------------------------------------------------
Total Interest Expense                                             18,482       22,723       18,627
---------------------------------------------------------------------------------------------------
Net Interest Income                                                35,516       33,075       30,594
  Provision for Loan Losses                                        (1,004)        (622)        (388)
---------------------------------------------------------------------------------------------------
Net Interest Income after Provision for Possible Loan Losses       36,520       33,697       30,982
---------------------------------------------------------------------------------------------------
NONINTEREST INCOME:
  Trust Company Income                                              1,632        1,772        1,802
  Service Charges on Deposits                                       3,942        3,627        3,024
  Settlement Proceeds                                                 312            -        1,326
  Gains on Sales of Loans                                             616            6            -
  (Losses) Gains on Sale of Investment Securities, Net               (224)           1            -
  Other                                                             2,237        1,661        1,221
---------------------------------------------------------------------------------------------------
Total Noninterest Income                                            8,515        7,067        7,373
---------------------------------------------------------------------------------------------------
NONINTEREST EXPENSES:
  Salaries and Wages                                               11,204       10,774        9,812
  Employee Benefits                                                 2,999        2,678        2,314
  Occupancy Expense, Net                                            2,474        2,206        2,212
  Equipment Expense                                                 2,474        2,581        2,320
  Legal and Professional Fees                                       1,880        1,157        1,780
  Marketing                                                         1,656        1,120        1,151
  Equity in Losses of Real Estate Limited Partnerships                813          600          562
  Vermont Franchise Tax                                               139          704          627
  Other                                                             5,135        4,874        3,972
---------------------------------------------------------------------------------------------------
Total Noninterest Expenses                                         28,774       26,694       24,750
---------------------------------------------------------------------------------------------------
Income Before Provision for Income Taxes                           16,261       14,070       13,605
Provision for Income Taxes                                          4,097        3,537        3,155
---------------------------------------------------------------------------------------------------
NET INCOME                                                      $  12,164    $  10,533    $  10,450
===================================================================================================
Basic Earnings Per Common Share                                 $    1.99    $    1.67    $    1.59
Diluted Earnings Per Common Share                                    1.98         1.66         1.59

Weighted Average Common Shares Outstanding                      6,097,775    6,332,273    6,552,631
Weighted Average Diluted Shares Outstanding                     6,135,840    6,339,743    6,563,056

               The accompanying notes are an integral part of
                  these consolidated financial statements.

                         Merchants Bancshares, Inc.
               Consolidated Statements of Comprehensive Income


                                                                        Twelve Months Ended
                                                                            December 31,
(In thousands)                                                      2001       2000       1999
------------------------------------------------------------------------------------------------
Net Income as Reported                                             $12,164    $10,533    $10,450
Change in Net Unrealized Appreciation (Depreciation)
 of Securities, Net of Tax                                             824      1,305     (1,167)
Add: Reclassification Adjustments for Securities
 Losses Included in Net Income, Net of Tax                             145          -          -
------------------------------------------------------------------------------------------------
Comprehensive Income Before Impact of Transfers                     13,133     11,838      9,283
Impact of transfer of Securities from Available
 for Sale to Held to Maturity                                            9         93       (625)
Cumulative effect of SFAS adoption, net of tax Reclassification
 of securities from Held to Maturity to Available for Sale             402          -          -
------------------------------------------------------------------------------------------------
Comprehensive Income                                               $13,544    $11,931    $ 8,658
================================================================================================

               The accompanying notes are an integral part of
                  these consolidated financial statements.

                         Merchants Bancshares, Inc.
         Consolidated Statements of Changes in Stockholders' Equity
      For Each of the Three Years in the Period Ended December 31, 2001


                                                                                                   Net Unrealized
                                                                                                    Appreciation
                                                Capital in                            Deferred     (Depreciation)
                                       Common   Excess of    Retained   Treasury    Compensation   of Investment
(In thousands)                         Stock    Par Value    Earnings    Stock      Arrangements     Securities      Total
---------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998              $67      $33,050     $28,308    $ (3,133)      $2,166          $  371       $60,829
  Net Income                              -            -      10,450           -            -               -        10,450
  Purchase of Treasury Stock              -            -           -      (1,620)           -               -        (1,620)
  Issuance of Stock under
   Employee Stock Option Plans            -           (1)          -          23            -               -            22
  Issuance of Stock under Deferred
   Compensation Arrangements              -            -           -          31          (31)              -             -
  Dividends Paid                          -            -      (3,390)          -            -               -        (3,390)
  Unearned Compensation -
   Restricted Stock Awards                -            -           -           -          (14)              -           (14)
  Deferred Compensation Arrangements      -            -           -           -          251               -           251
  Change in Net Unrealized
   Appreciation (Depreciation) of
   Securities Available for Sale,
   Net of Tax                             -            -           -           -            -          (1,167)       (1,167)
  Effect of transfers of Securities
   Available for Sale to the Held to
   Maturity Portfolio, Net of Tax         -            -           -           -            -            (665)         (665)
  Change in Net Unrealized
   Appreciation of Securities
   Transferred to the Held to
   Maturity Portfolio, Net of Tax         -            -           -           -            -              40            40
---------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999               67       33,049      35,368      (4,699)       2,372          (1,421)       64,736
  Net Income                              -            -      10,533           -            -               -        10,533
  Purchase of Treasury Stock              -            -           -      (5,632)           -               -        (5,632)
  Sale of Treasury Stock to the DRP       -            4           -         157            -               -           161
  Issuance of Stock under Deferred
   Compensation Arrangements              -            -           -          50          (50)              -             -
  Dividends Paid                          -            -      (3,999)          -            -               -        (3,999)
  Unearned Compensation -
   Restricted Stock Awards                -            -           -           -           (6)              -            (6)
  Deferred Compensation Arrangements      -            -           -           -          259               -           259
  Change in Net Unrealized
   Appreciation (Depreciation) of
   Securities Available for Sale,
   Net of Tax                             -            -           -           -            -           1,305         1,305
  Change in Net Unrealized
   Appreciation of Securities
   Transferred to the Held to
   Maturity Portfolio, Net of Tax         -            -           -           -            -              93            93
---------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000               67       33,053      41,902     (10,124)       2,575             (23)       67,450
  Net Income                              -            -      12,164           -            -               -        12,164
  Purchase of Treasury Stock              -            -           -      (1,663)           -               -        (1,663)
  Sale of Treasury Stock to the DRP                  202                     811                                      1,013
  Issuance of Stock under Deferred
   Compensation Arrangements              -            -           -          52          (52)              -             -
  Dividends Paid                          -            -      (5,181)          -            -               -        (5,181)
  Issuance of Stock under
   Employee Stock Option Plans            -          (23)          -          90            -                            67
  Unearned Compensation -
   Restricted Stock Awards                -            -           -           -           (4)              -            (4)
  Deferred Compensation Arrangements      -            -           -           -          340               -           340
  Distribution of Fractional Shares       -           (3)          -           -            -               -            (3)
  Change in Net Unrealized
   Appreciation (Depreciation) of
   Securities Available for Sale,
   Net of Tax                             -            -           -           -            -             969           969
  Impact of transfers of Securities
   Available for Sale to the Held to
   Maturity Portfolio, Net of Tax         -            -           -           -            -               9             9
  Impact of transfers of Securities
   Held to Maturity to Available for
   Sale Portfolio, Net of Tax             -            -           -           -            -             402           402
---------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2001              $67      $33,229     $48,885    $(10,834)      $2,859          $1,357       $75,563
===========================================================================================================================

               The accompanying notes are an integral part of
                  these consolidated financial statements.

                         Merchants Bancshares, Inc.
                    Consolidated Statement of Cash Flows


For the twelve months ended December 31,                                       2001         2000         1999
---------------------------------------------------------------------------------------------------------------
(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                                   $ 12,164     $ 10,533     $ 10,450
Adjustments to Reconcile Net Income to Net Cash Provided by
 Operating Activities:
  Provision for Loan Losses                                                    (1,004)        (622)        (388)
  (Prepaid) Deferred Income Taxes                                                (375)        (419)       2,656
  Provision for Depreciation and Amortization                                   2,355        2,608        2,485
  Net Losses (Gains) on Sales of Investment Securities                            224           (1)           -
  Net Gains on Sales of Loans and Leases                                         (616)          (6)           -
  Net Losses on Disposition of Premises and Equipment                             126           52           30
  Net (Gains) Losses on Sales and Writedowns of Other Real Estate Owned           (34)         (44)         329
  Equity in Losses of Real Estate Limited Partnerships                            829          600          562
Changes in Assets and Liabilities:
  Loan Originations in Excess of Principal Repayments                          (9,368)     (26,378)     (14,691)
  Proceeds from Sales of Loans and Leases                                       5,469        1,191        1,245
  (Decrease) Increase in Interest Receivable                                      610         (364)        (164)
  (Decrease) Increase in Interest Payable                                        (975)         394         (291)
  (Increase) Decrease in Other Assets                                             227        4,499       (3,606)
  Increase (Decrease) in Other Liabilities                                      1,896        2,259       (1,593)
---------------------------------------------------------------------------------------------------------------
      Net Cash Provided by Operating Activities                                11,528       (5,698)      (2,976)
---------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net Proceeds from Branch Acquisition                                              -            -        1,567
  Proceeds from Sales of Investment Securities Available for Sale              25,604        8,998            -
  Proceeds from Maturities of Securities Available for Sale                    35,194       13,135       11,677
  Proceeds from Maturities of Securities Held to Maturity                      20,461        9,946       24,566
  Purchases of Available for Sale Investment Securities                       (79,620)     (37,946)     (35,307)
  Purchases of Held to Maturity Investment Securities                            (204)      (2,487)     (26,311)
  Purchases of Federal Home Loan Bank Stock                                      (258)        (411)        (468)
  Proceeds from Sales of Other Real Estate Owned                                1,605           90          995
  Investments in Real Estate Limited Partnerships                              (1,433)        (849)        (476)
  Purchases of Premises and Equipment                                          (1,402)      (1,773)        (981)
---------------------------------------------------------------------------------------------------------------
      Net Cash Used in Investing Activities                                       (53)     (11,297)     (24,738)
---------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net Increase in Deposits                                                     48,699       49,870       24,241
  Net (Decrease) Increase in Other Borrowed Funds                              (4,568)      (5,184)       1,717
  Principal Payments on Debt                                                      (46)      (5,071)         (38)
  Cash Dividends Paid                                                          (4,168)      (3,842)      (3,390)
  Acquisition of Treasury Stock                                                (1,663)      (5,632)      (1,620)
  Proceeds from Exercise of Employee Stock Options                                 67            -           22
---------------------------------------------------------------------------------------------------------------
      Net Cash Provided by Financing Activities                                38,321       30,141       20,932
---------------------------------------------------------------------------------------------------------------
  Increase (Decrease) in Cash and Cash Equivalents                             49,796       13,146       (6,782)
  Cash and Cash Equivalents Beginning of Year                                  36,892       23,746       30,528
---------------------------------------------------------------------------------------------------------------
  Cash and Cash Equivalents End of Period                                    $ 86,688     $ 36,892     $ 23,746
===============================================================================================================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Total Interest Payments                                                    $ 19,457     $ 22,329     $ 18,914
  Total Income Tax Payments                                                     4,950        1,525        4,525
  Transfer of Securities Available for Sale to Held to Maturity Portfolio           -            -       26,481
  Distribution of Treasury Stock to Satisfy Requirements of Dividend
   Reinvestment Plan                                                            1,013          161            -
  Transfer of Loans to Other Real Estate Owned                                  1,419           71          286
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
 AND FINANCING ACTIVITIES
  Distribution of Stock Under Deferred Compensation Arrangements                   52           50           31

               The accompanying notes are an integral part of
                  these consolidated financial statements.

                         Merchants Bancshares, Inc.
                 Notes to Consolidated Financial Statements
                              December 31, 2001

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

Use of Estimates in Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting periods. The most significant estimates include those used in determining the reserve for loan losses. Operating results in the future may vary from the amounts derived from management's estimates and assumptions. All share and per share amounts have been restated to reflect the December 2001 three-for-two stock split.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand, amounts due from banks, federal funds sold, and securities purchased under resale agreements in the accompanying consolidated statements of cash flows. At December 31, 2001 and 2000, amounts at the Federal Reserve Bank included $3.3 million and $2.9 million, respectively, held to satisfy certain reserve requirements of the Federal Reserve Bank.

Securities purchased under resale agreements are short-term fixed rate agreements, such agreements are treated as secured obligations and the right to resell the securities are reflected as an asset on the Company's consolidated balance sheet.

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

Transfers from securities available for sale to securities held to maturity are recorded at the securities' fair values on the date of the transfer. Any net unrealized gains or losses continue to be reported as a separate component of stockholders' equity, on a net of tax basis as long as the securities are carried in the held to maturity portfolio, such amounts are amortized over the estimated remaining life of the transferred securities as an adjustment to yield in a manner consistent with the amortization of premiums and discounts. Net accretion of such amounts totaled $40 thousand, $93 thousand and $9 thousand, in 2001, 2000 and 1999, respectively.

Transfers from securities held to maturity to available for sale are recorded at the securities' amortized cost, increased or decreased by any net unrealized gains or losses, net of taxes, carried in stockholders' equity at the date of the transfer.

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

Loans

Loans are carried at the principal amounts outstanding adjusted by charge-offs and net of deferred loan costs and fees. Deferred loan costs and fees are amortized over the estimated lives of the loans using the interest method.

Interest on loans is included in income as earned based on interest rates applied to unpaid principal. Interest accruals are discontinued, and uncollected interest is reversed, when scheduled payments become contractually past due in excess of 90 days, unless the ultimate collectibility of principal and interest is assured. Interest on nonaccruing loans is recognized as payments are received when the ultimate collectibility of interest is no longer considered doubtful.

Reserve for Loan Losses

The Reserve for Loan Losses ("RLL") is based on management's estimate of the amount required to reflect the known and inherent risks in the loan portfolio. The RLL is based on management's systematic periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions.

Factors considered in evaluating the adequacy of the RLL include previous loss experience, the size and composition of the portfolio, current economic and real estate market conditions and their affect on the borrowers, the performance of individual loans in relation to contract terms, and estimated fair values of properties to be foreclosed.

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments. Impairment is measured on a loan by loan basis for loans by the fair value of the collateral if the loan is collateral dependent.

Loan Origination and Commitment Fees

Loan origination and commitment fees and certain direct loan origination costs are deferred and amortized over the lives of the related loans. Net deferred origination fees were $678 thousand and $651 thousand at December 31, 2001 and 2000, respectively.

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

Gains and Losses on Sales of Loans

Gains and losses on sales of loans are recognized based upon the difference between the selling price and the carrying amount of loans sold. Gains and losses are adjusted for servicing rights resulting from the sale of certain loans with servicing rights retained. Deferred loan costs and fees are recognized at the time such loans are sold. There were no excess servicing rights as of December 31, 2001.

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

Investments in Real Estate Limited Partnerships

The Bank has investments in various real estate limited partnerships that acquire, develop, own and operate low and moderate-income housing. The Bank's ownership interest in these limited partnerships ranges from 20% to 99% as of December 31, 2001. The Company consolidates the financial statements of the limited partnership in which the Company is the general partner, actively involved in management and has a controlling interest. The Bank accounts for its investments in limited partnerships, where the Bank neither actively participates nor has a controlling interest, under the equity method of accounting.

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

Other Real Estate Owned

Collateral acquired through foreclosure is recorded at the lower of cost or fair value, less estimated costs to sell, at the time of acquisition. Bank premises held for sale are recorded at the lower of cost or market, less estimated costs to sell, at the date of transfer. Subsequent decreases in the fair value of other real estate owned ("OREO") are reflected as a write-down and charged to expense. Net operating income or expense related to foreclosed property and Bank premises held for sale is included in noninterest expense in the accompanying consolidated statements of operations. There are inherent uncertainties in the assumptions with respect to the estimated fair value of other real estate owned. Because of these inherent uncertainties, the amount ultimately realized on OREO may differ from the amounts reflected in the consolidated financial statements. The Bank recognized losses due to write downs of $22 thousand during 2001. At December 31, 2001 and 2000, the balance in the OREO portfolio, consisted of foreclosed real estate of $0 and $130 thousand respectively, and bank premises held for sale of $225 thousand and $247 thousand, respectively. Proceeds from sales of OREO amounted to $1.6 million, $90 thousand and $995 thousand in 2001, 2000 and 1999, respectively. Sales and write downs of OREO resulted in net gains of $34 thousand and $44 thousand in 2001 and 2000, and net losses of $329 thousand in 1999.

Intangible Assets

Premiums paid for the purchase of core deposits are recorded as other assets and amortized using straight-line and accelerated methods over 7 to 15 years. Management reviews the value of the intangible asset by comparing purchased deposit levels to the current level of acquired deposits in the branches purchased. If any significant deposit runoff has occurred and is determined to be permanent in nature, the asset is written down accordingly. As of December 31, 2001, such intangible assets totaled approximately $2 million and are included in other assets on the Consolidated Balance Sheets. Amortization of such intangible assets amounted to $500 thousand, $626 thousand and $276 thousand in 2001, 2000 and 1999, respectively.

Impairment or Disposal of Long-lived Assets

The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets". SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and does not apply to goodwill or intangible assets that are not being amortized and certain other long-lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of" and the accounting and reporting provisions of Accounting Policies Board ("APB") Opinion No. 30, "Reporting Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for the disposal of a segment of a business (as previously defined in that Opinion). This statement also amends Accounting and Research Bulleting ("ARB") No. 51, "Consolidated Financial Statements", to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2001, with early adoption encouraged. The Company does not expect the adoption of this statement to have a material impact on its financial position or results of operations.

Business Combinations

The FASB has issued SFAS No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase accounting method be used for all business combinations initiated after June 30, 2001. SFAS No. 142 establishes new accounting and reporting standards for goodwill and intangible assets. Under the new statement goodwill is no longer subject to amortization over its useful life, rather it will be subject to periodic (at least annual) assessments for impairment by applying a fair value based test. In the event that the recorded amount of goodwill exceeds its fair value, an impairment loss would be recorded. The Company adopted SFAS No. 142 effective January 1, 2002. The Company does not expect the adoption of SFAS Nos. 141 and 142 to have a material impact on its financial position or results of operations.

Transfers and Servicing of Financial Assets and Extinguishments of
Liabilities

The FASB has issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement replaces SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", and rescinds SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125". SFAS No. 140 provides accounting and reporting standards for transfers and servicing of financial assets ("transfers") and extinguishments of liabilities ("extinguishments"). This statement provides consistent standards for distinguishing transfers that are sales from transfers that are secured borrowings. This statement is effective for transfers and extinguishments occurring after March 31, 2001, and is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of this statement did not have a material impact on the Company's consolidated financial position or results of operations.

Derivative Instruments and Hedging Activities

The FASB has issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137 and SFAS No. 138. This statement establishes standards for reporting and accounting for derivative instruments ("derivatives") and hedging activities. The statement requires that derivatives be reported as assets or liabilities in the Consolidated Balance Sheets and that derivatives be reported at fair value. The statement establishes criteria for accounting for changes in the fair value of derivatives based on the intended use of the derivatives. The statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Based on the Bank's current use of derivatives the adoption of SFAS No. 133, as amended, did not have a material impact on the Company's consolidated financial position or results of operations. Upon adoption SFAS No. 133 allowed for the one time reclassification of investments from "held to maturity" to "available for sale," on January 1, 2001, the Bank reclassified $29.7 million of callable agency securities from "held to maturity" to "available for sale."

Stock-Based Compensation

The Company accounts for its stock-based compensation plans in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. On January 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stick based awards measured on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and earnings per share disclosures for employee stock-based grants made in 1995 and future years as if the fair value based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure of SFAS No. 123.

Stock Split

All share and per share amounts have been adjusted to reflect the December 14, 2001, three-for-two stock split.

Reclassification

Certain amounts reported for prior periods have been reclassified to be consistent with the current period presentation.

(2) INVESTMENT SECURITIES

Investments in securities are classified as trading, available for sale or held to maturity as of December 31, 2001 and 2000. The amortized cost and fair values of the securities classified as available for sale and held to maturity as of December 31, 2001 and 2000, are as follows:

SECURITIES AVAILABLE FOR SALE:


                                                            Gross         Gross
                                             Amortized    Unrealized    Unrealized      Fair
                                                Cost        Gains         Losses       Value
      ----------------------------------------------------------------------------------------
      2001                                                     (In thousands)
      ----------------------------------------------------------------------------------------
      U.S. Agency Obligations                $ 36,909       $   36        $(108)      $ 36,837
      Mortgage-backed Securities               67,987        1,656          (78)        69,565
      Collateralized Mortgage Obligations      25,492          491           19         25,964
      Corporate Bonds                           7,547          104            4          7,647
      Asset Backed Securities                   2,058            8            5          2,061
      ----------------------------------------------------------------------------------------
                                             $139,992       $2,295        $ 213       $142,074
      ========================================================================================


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
      ========================================================================================

SECURITIES HELD TO MATURITY:


                                                            Gross         Gross
                                             Amortized    Unrealized    Unrealized      Fair
                                                Cost        Gains         Losses       Value
      ----------------------------------------------------------------------------------------
      2001                                                     (In thousands)
      ----------------------------------------------------------------------------------------
      U.S. Treasury Obligations              $    454       $   16        $   -       $    470
      U.S. Agency Obligations                   4,972          209            -          5,181
      Mortgage-backed Securities               63,924        1,758           25         65,657
      ----------------------------------------------------------------------------------------
                                             $ 69,350       $1,983        $  25       $ 71,308
      ========================================================================================



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
      ========================================================================================

The fair value of securities classified as trading was $1,030 thousand and $1,077 thousand at December 31, 2001 and 2000, respectively. Gains on securities classified as trading were $88 thousand and $121 thousand as of December 31, 2001 and 2000, respectively, and are classified as other noninterest income in the accompanying consolidated statements of operations.

The contractual maturity distribution of the securities classified as available for sale and held to maturity as of December 31, 2001, are as follows:

SECURITIES AVAILABLE FOR SALE:


                                                   After One     After Five
                                        Within     But Within    But Within    After Ten
(In thousands)                         One Year    Five Years    Ten Years       Years       Total
----------------------------------------------------------------------------------------------------
U.S. Agency Obligations                 $    -      $36,837       $     -       $     -     $ 36,837
Mortgage-backed Securities                   -        3,144        21,267        45,154       69,565
Collateralized Mortgage Obligations          -            -             -        25,964       25,964
Corporate Bonds                          1,543        6,104             -             -        7,647
Asset Backed Securities                      -            -             -         2,061        2,061
----------------------------------------------------------------------------------------------------
                                        $1,543      $46,085       $21,267       $73,179     $142,074
====================================================================================================

SECURITIES HELD TO MATURITY:


                                                   After One     After Five
                                        Within     But Within    But Within    After Ten
(In thousands)                         One Year    Five Years    Ten Years       Years       Total
----------------------------------------------------------------------------------------------------
U.S. Treasury Obligations               $    -      $   470       $     -       $     -     $    470
U.S. Agency Obligations                      -            -             -         5,181        5,181
Mortgage-backed Securities                   -       11,896        26,518        27,243       65,657
----------------------------------------------------------------------------------------------------
                                        $    -      $12,366       $26,518       $32,424     $ 71,308
====================================================================================================

Actual maturities will differ from contractual maturities because borrowers may have rights to call or prepay obligations.

The weighted average yields of the securities classified as available for sale and held to maturity as of December 31, 2001, are as follows:

SECURITIES AVAILABLE FOR SALE:


                                                   After One     After Five
                                        Within     But Within    But Within    After Ten
(In thousands)                         One Year    Five Years    Ten Years       Years       Total
--------------------------------------------------------------------------------------------------
U.S. Agency Obligations                    -         2.79%             -            -        2.79%
Mortgage-backed Securities                 -         7.12%         6.276%        6.21%       6.27%
Collateralized Mortgage Obligations        -            -              -         6.25%       6.25%
Corporate Bonds                         4.45%        5.24%             -            -        5.08%
Asset Backed Securities                    -            -              -         5.81%       5.81%
--------------------------------------------------------------------------------------------------
                                        4.45%        3.39%          6.28%        6.22%       5.28%
==================================================================================================

SECURITIES HELD TO MATURITY:


                                                   After One     After Five
                                        Within     But Within    But Within    After Ten
(In thousands)                         One Year    Five Years    Ten Years       Years       Total
--------------------------------------------------------------------------------------------------
U.S. Treasury Obligations                  -         4.97%            -             -        4.97%
U.S. Agency Obligations                    -            -             -          7.07%       7.07%
Mortgage-backed Securities                 -         6.66%         6.34%         6.58%       6.50%
--------------------------------------------------------------------------------------------------
                                           -         6.59%         6.34%         6.66%       6.53%
==================================================================================================

Proceeds from sales of available for sale debt securities were $26 million during 2001 and $9 million during 2000. Gross losses of $224 thousand and gains of $1 thousand were realized from sales of securities in 2001 and 2000 respectively. There were no sales of securities during 1999.

On January 1, 2001, securities with a book value of $29.7 million were transferred from the held to maturity portfolio to the available for sale portfolio

At December 31, 2001, securities with a book value of $16.6 million were pledged to secure public deposits, and for other purposes required by law.

(3) LOANS

The composition of the loan portfolio at December 31, 2001 and 2000, is as follows:


      (In thousands)                              2001        2000
      --------------------------------------------------------------
      Commercial, Financial and Agricultural    $ 84,555    $ 76,228
      Real Estate-Commercial                     170,889     188,699
      Real Estate-Residential                    206,697     188,403
      Real Estate-Construction                     7,731       9,511
      Installment Loans to individuals             7,602      15,082
      All Other Loans (including overdrafts)       2,211         566
      --------------------------------------------------------------
      Total Loans                               $479,685    $478,489
      ==============================================================

The Bank currently originates primarily residential real estate loans, commercial and commercial real estate loans, and installment loans to customers throughout the state of Vermont. There were no loans held for sale at December 31, 2001 and 2000. Substantially all of the Bank's loan portfolio is based in the state of Vermont. There are no known significant industry concentrations in the loan portfolio. Loans serviced for others at December 31, 2001 and 2000, amounted to $60 million and $90 million, respectively. During the fourth quarter of 2001 the Bank entered into an agreement to sell its credit card portfolio. The Bank recorded a gain of $563 thousand on the sale, which is included in other noninterest income in the Consolidated Statement of Operations.

The reserve for loan losses is based on management's estimate of the amount required to cover the economic risks in the loan portfolio, based on circumstances and conditions known at each reporting date. There are inherent uncertainties with respect to the final outcome of certain of the Bank's loans and nonperforming assets. Because of these inherent uncertainties, actual losses may differ from the amounts reflected in these consolidated financial statements. Factors considered in evaluating the adequacy of the reserve include previous loss experience, current economic conditions and their effect on the Bank's borrowers, the performance of individual loans in relation to contract terms, and estimated fair values of properties to be foreclosed. Losses are charged against the reserve for loan losses when management believes that the collectibility of principal is doubtful. To the extent management determines the level of anticipated losses in the portfolio have significantly increased or diminished the reserve is adjusted through current earnings.

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

An analysis of the reserve for loan losses for the years ended December 31, 2001 and 2000, is as follows:


      (In thousands)                 2001       2000
      ------------------------------------------------
      Balance, Beginning of Year    $10,494    $11,189
      Provision for Loan Losses      (1,004)      (622)
      Loans Charged Off              (1,179)      (983)
      Recoveries                        504        910
      ------------------------------------------------
      Balance, End of Year          $ 8,815    $10,494
      ================================================

The reserve for loan losses related to secured loans that are identified as impaired is based on the fair value of the underlying collateral. The reserve for loan losses related to unsecured loans that are identified as impaired is based on discounted cash flows using the loans' effective interest rates. The Company has determined that commercial and commercial real estate loans recognized by the Company as nonaccrual, loans past due over 90 days and still accruing interest, restructured troubled debt and certain internally adversely classified loans constitute the portfolio of impaired loans.

The Bank's policy is to discontinue the accrual of interest, and to reverse any uncollected interest receivable on loans, when scheduled payments become contractually past due in excess of 90 days or, in the judgment of management, the ultimate collectibility of principal or interest becomes doubtful.

Total impaired loans were $3.0 million and $3.7 million on December 31, 2001 and 2000, respectively. The reserve for loan losses associated with such loans was approximately $329 thousand and $700 thousand, respectively. Interest payments on impaired loans are generally recorded as principal reductions if the remaining loan balance is not expected to be paid in full. If full collection of the remaining loan balance is expected interest income is recognized on a cash basis. The Company recorded interest income on impaired loans of approximately $20 thousand, $80 thousand, and $120 thousand during 2001, 2000 and 1999, respectively. The average balance of impaired loans was $3.6 million in 2001 and $2.2 million in 2000.

Nonperforming assets at December 31, 2001 and 2000, are as follows:


      (In thousands)                     2001      2000
      --------------------------------------------------
      Nonaccrual Loans                  $2,412    $3,240
      Restructured Loans                   198       214
      Loans Past Due 90 Days or More
       and Still Accruing Interest           -        52
      --------------------------------------------------
      Total Nonperforming Loans          2,610     3,506
      Other Real Estate Owned, Net         225       377
      --------------------------------------------------
      Total Nonperforming Assets        $2,835    $3,883
      ==================================================

The Bank had $198 thousand and $214 thousand of restructured loans that were performing in accordance with modified agreements with the borrowers of such loans at December 31, 2001 and 2000, respectively.

The amount of interest which was not earned, but which would have been earned had the Bank's nonaccrual and restructured loans performed in accordance with their original terms and conditions, was approximately $289 thousand, $315 thousand and $207 thousand in 2001, 2000 and 1999, respectively.

An analysis of loans to directors, executive officers, and associates of such persons for the year ended December 31, 2001, is as follows:


      (In thousands)
      -------------------------------------
      Balance, December 31, 2000    $ 8,095
      Additions                       3,072
      Repayments                     (3,306)
      -------------------------------------
      Balance, December 31, 2001    $ 7,861
      =====================================


It is the policy of the Bank to make loans to directors, executive officers, and associates of such persons on substantially the same terms, including interest rates and collateral, as those prevailing for comparable lending transactions with other persons. The December 31, 2000, balance has been adjusted to reflect changes in status of directors and executive officers during 2001.

(4) PREMISES AND EQUIPMENT

The components of premises and equipment included in the accompanying consolidated balance sheets are as follows:


                                                                                Estimated
                                                          2001       2000      Useful Lives
      -------------------------------------------------------------------------------------
                                                           (In Thousands)       (In Years)
      Land                                               $   888    $   888        N/A
      Bank Premises                                       12,701     12,815          39
      Leasehold Improvements                               1,224      1,222        5-20
      Furniture, Equipment, and Software                  12,561     11,640         3-7
      -------------------------------------------------------------------------------------
                                                          27,374     26,565
      Less: Accumulated Depreciation and Amortization     15,537     14,035
      -------------------------------------------------------------------------------------
                                                         $11,837    $12,530
      =====================================================================================

Depreciation and amortization expense related to premises and equipment amounted to $2.1 million, $2.1 million, and $1.9 million in 2001, 2000 and 1999, respectively.

The Bank leases certain properties for branch operations. Rent expense on these properties totaled $441 thousand, $377 thousand and $571 thousand for the years ended December 31, 2001, 2000 and 1999, respectively. Minimum lease payments for these properties subsequent to December 31, 2001, are as follows: 2002-$329 thousand; 2003-$273 thousand; 2004-$190 thousand; 2005-
$165 thousand; 2006-$102 thousand; and $95 thousand thereafter.

(5) EMPLOYEE BENEFIT PLANS

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

The plan's funded status and amounts recognized in the accompanying consolidated balance sheets and statements of operations as of December 31, 2001 and 2000, are as follows:


      (In thousands)                                          2001      2000
      -----------------------------------------------------------------------
      Change in Projected Benefit Obligation
        Projected Benefit Obligation at Beginning of Year    $6,393    $6,263
        Interest Cost                                           478       462
        Actuarial (Gain) Loss                                   414       118
        Benefits Paid                                          (518)     (450)
      -----------------------------------------------------------------------
        Projected Benefit Obligation at Year End             $6,767    $6,393
      -----------------------------------------------------------------------
      Change in Plan Assets
        Fair Value of Plan Assets at Beginning of Year       $7,457    $8,146
        Actuarial Return on Plan Assets                        (570)     (239)
        Benefits Paid                                          (518)     (450)
      -----------------------------------------------------------------------
        Fair Value of Plan Assets at Year End                $6,369    $7,457
      -----------------------------------------------------------------------
      Funded Status of the Plan
        Amount Over (Under) Funded                             (399)   $1,064
      -----------------------------------------------------------------------
        Unrecognized Net Actuarial (Gain) Loss               $2,193    $  640
      -----------------------------------------------------------------------
        Net Amount Recognized                                $2,193    $  640
      -----------------------------------------------------------------------
      Amounts Recognized in the Statements of
       Financial Position Consist of the Following:
        Prepaid Benefit Cost                                 $1,794    $1,704
      =======================================================================

A summary of income relating to the Company's pension fund for each of the three years in the period ended December 31, 2001, is as follows:


      (In thousands)                                    2001      2000      1999
      --------------------------------------------------------------------------
      Interest Cost on Projected Benefit Obligation    $ 478     $ 462     $ 459
      Expected Return on Plan Assets                    (695)     (570)     (559)
      Amortization of Unrecognized Transition
       Asset                                               -         -       (15)
      Recognized Net Gains                                 8         -         -
      --------------------------------------------------------------------------
      Net Periodic Pension Costs                       $(209)    $(108)    $(115)
      ==========================================================================

The actuarial present value of the projected benefit obligation was determined using a weighted average discount rate of 7.50%, 7.50% and 7.75% as of December 31, 2001, 2000, and 1999, respectively. For 2001, 2000, and 1999 there was no assumed rate of increase in future compensation due to the freeze on plan benefits. The expected long-term rate of return on assets used was 8% in 2001, 2000, and 1999.

Employee Stock Ownership Plan / 401(k) Plan

Under the terms of the Company's Employee Stock Ownership Plan ("ESOP"), eligible employees are entitled to contribute up to 15% of their compensation to the ESOP, and the Company contributes a percentage of the amounts contributed by the employees, as authorized by the Company's Board of Directors. The Company contributed approximately 126% of the amounts contributed by the employees (200% of up to 4.5% of individual employee compensation) in both 2001 and 2000. Substantially all employer contributions to the ESOP are funded with cash and are used to purchase shares of the Company's common stock.

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

A summary of (income) expense relating to the Company's various employee benefit plans for each of the three years in the period ended December 31, 2001, is as follows:


      (In thousands)                                2001      2000      1999
      ----------------------------------------------------------------------
      Pension Plan                                 $(209)    $(108)    $(115)
      Employee Stock Ownership Plan/401(k) Plan      737       679       643
      Deferred Compensation Plans                      8         9        10
      ----------------------------------------------------------------------
      Total                                        $ 536     $ 580     $ 538
      ======================================================================

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

A summary of the Company's stock option activity, for each of the three years in the period ended December 31, 2001, is as follows, with numbers of shares in thousands:


                                                 2001                   2000                   1999
-----------------------------------------------------------------------------------------------------------
                                                    Weighted               Weighted               Weighted
                                                     Average                Average                Average
                                          Number    Exercise     Number    Exercise     Number    Exercise
                                            of        Price        of        Price        of        Price
                                          Shares    Per Share    Shares    Per Share    Shares    Per Share
-----------------------------------------------------------------------------------------------------------
Options outstanding, Beginning of year     372       $16.84       354       $16.91       207       $17.17
Granted                                      3        23.00        18        15.50       149        16.37
Exercised                                    5        11.94         -            -         2         6.67
-----------------------------------------------------------------------------------------------------------
Options outstanding, end of year           370       $16.96       372       $16.84       354       $16.91
Options exercisable                        349       $16.99       206       $17.25       134       $15.58
Weighted average fair value per option
 of options granted during year                      $ 4.68                 $ 3.55                 $ 4.43
-----------------------------------------------------------------------------------------------------------

As of December 31, 2001, there were exercisable options outstanding within the following ranges: 17 thousand at prices within the range of $6.67 to $9.99, 98 thousand at prices within the range of $10.00 and $15.00, and 234 thousand at prices within the range of $15.01 to $20.00. The weighted-average remaining contractual life of exercisable options was 4 years as of December 31, 2001.

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


                                      2001                        2000                        1999
------------------------------------------------------------------------------------------------------------
                            As Reported    Pro Forma    As Reported    Pro Forma    As Reported    Pro Forma
------------------------------------------------------------------------------------------------------------
                                                  (In thousands except per share data)
Net Income                    $12,164       $12,137       $10,533       $10,295       $10,450       $10,233
Basic Earnings per Share      $  1.99       $  1.99       $  1.67       $  1.63       $  1.59       $  1.56
Diluted Earnings per Share    $  1.98       $  1.98       $  1.66       $  1.62       $  1.59       $  1.56
------------------------------------------------------------------------------------------------------------

Pro forma compensation expense for options granted is reflected over the vesting period; therefore, future pro forma compensation expense may be greater as additional options are granted.

The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions for 2001, 2000, and 1999, respectively: Risk-free interest rates of 3.69%, 6.33%, and 6.36%; expected lives of options of five years, five years, and five years; expected volatility of stock of 30.74%, 31.48%, and 32.76%; rate of dividends of 4.06%, 4.33%, and 3.31%; resulting in pro-forma after tax compensation expense of $27 thousand for 2001, $238 thousand for 2000, and $217 thousand for 1999.

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

Restricted Stock Plans

The Company and the Bank have compensation plans for non-employee directors. Under the terms of the plans, participating directors may elect to have all or a specified percentage of his or her director's fees for a given year paid in the form of cash or deferred in the form of restricted shares of common stock of the Company. Directors who elect to have their compensation deferred are credited with a number of shares of the Company's common stock equal in value to the amount of fees deferred plus a risk premium of not more than 25% of the amount deferred. The participating director may not generally sell, transfer or otherwise dispose of these shares prior to the fifth anniversary of the date of the grant of such shares. With respect to shares of common stock issued or otherwise transferred to a participating director, the participating director will have the right to vote the shares and receive dividends or other distributions thereon. If a participating director resigns under certain circumstances, the director forfeits all of his or her restricted shares, which are risk premium shares. During 2001, 6,975 shares of common stock of the Company were distributed to a trust established under the terms of the new compensation plan. The "risk premium" is reflected within a component of

Stockholders' Equity labeled "Deferred Compensation Arrangements" and will be recognized as an expense ratably over the five-year restriction period.

(7) INCOME TAXES

The provision for income taxes for each of the three years in the period ended December 31, 2001, consists of the following:


      (In thousands)         2001      2000      1999
      ------------------------------------------------
      Current               $4,471    $3,956    $  499
      (Prepaid) Deferred      (375)     (419)    2,656
      ------------------------------------------------
                            $4,097    $3,537    $3,155
      ================================================

Prepaid and deferred income taxes result from differences between the income for financial reporting and tax reporting relating primarily to loans, investments in real estate limited partnerships, deferred compensation, and tax credit carryforwards. The net deferred tax asset amounted to approximately $1.8 million and $2.2 million at December 31, 2001 and 2000, respectively. This tax asset is included in other assets in the accompanying consolidated balance sheets.

The components of the net deferred tax asset as of December 31, 2001 and 2000, are as follows:


      (In thousands)                                       2001      2000
      ---------------------------------------------------------------------
      Reserve for Loan Losses                            $ 3,085     $3,673
      Deferred Compensation                                1,255      1,352
      Unrealized Securities (Gains) Losses                  (742)         1
      Loan Fees                                               46         64
      Depreciation                                          (634)      (626)
      Accrued Liabilities                                   (366)      (174)
      Investments in Real Estate Limited Partnerships     (1,999)    (1,587)
      Loan Market Adjustment                                (705)    (3,798)
      Tax Credit Carryforwards                             2,339      4,068
      Core Deposit Intangible                                409        364
      Other                                                 (860)    (1,141)
      ---------------------------------------------------------------------
                                                         $ 1,828    $ 2,196
      =====================================================================

The following is a reconciliation of the federal income tax provision, calculated at the statutory rate, to the recorded provision for income taxes:


      (In thousands)                               2001       2000       1999
      ------------------------------------------------------------------------
      Applicable Statutory Federal Income Tax    $ 5,691    $ 4,924    $ 4,762
      (Reduction) Increase in Taxes
      Resulting From:
        Tax-exempt Income                            (39)       (47)       (34)
        Tax Credits                               (1,386)    (1,166)    (1,631)
        Other, Net                                  (169)      (174)        58
      ------------------------------------------------------------------------
                                                 $ 4,097    $ 3,537    $ 3,155
      ========================================================================

The State of Vermont assesses a franchise tax for banks in lieu of income tax. The franchise tax is assessed based on deposits and amounted to approximately $761 thousand, $704 thousand, and $627 thousand in 2001, 2000, and 1999, respectively. The Company received a refund of its 1999 Vermont franchise taxes of $622 thousand, during 2001, which has been reflected as a reduction of current year Vermont franchise taxes.

(8) OTHER BORROWED FUNDS

Other borrowed funds consisted of the following at December 31, 2001 and 2000:


      (In thousands)                  2001      2000
      -----------------------------------------------
      Treasury Tax and Loan Notes    $1,248    $2,816
      Short Term Borrowing                -     3,000
      -----------------------------------------------
                                     $1,248    $5,816
      ===============================================

As of December 31, 2001, the Bank could borrow up to $40 million in overnight funds on an unsecured basis.

The following table provides certain information regarding other borrowed funds for the two years ended December 31, 2001 and 2000:


                                       Maximum                       Weighted
                                      Month-End       Average      Average Rate      Weighted
                                        Amount         Amount         During       Average Rate
      (In thousands)                 Outstanding    Outstanding      the Year      at Year End
      -----------------------------------------------------------------------------------------
      2001
      Treasury Tax and Loan Notes      $ 4,000        $2,117          3.55%            1.40%
      Federal Funds Purchased            2,000            97          5.78%               -
      Short Term Borrowing                   -            65          5.04%               -
      -----------------------------------------------------------------------------------------
      2000
      Treasury Tax and Loan Notes      $ 4,000        $1,920          5.88%            5.72%
      Federal Funds Purchased            6,000           942          6.88%               -
      Short Term Borrowing              24,000         5,435          6.19%            6.54%
      -----------------------------------------------------------------------------------------

(9) DEBT

Debt consisted of the following at December 31, 2001 and 2000:


      (In thousands)                                              2001      2000
      ---------------------------------------------------------------------------
      9% Note Payable, Monthly Installments of
       $1.7 thousand (Principal and Interest), Annual
       Installments of $30 thousand (Principal only),
       through July 2003                                         $   84    $  125
      8.75% Mortgage Note, payable in Monthly Installments of
       $2.5 thousand (Principal and Interest) through 2039        1,171     1,175
      5.05% Federal Home Loan Bank Notes Payable,
       due in 2004                                                1,000         -
      ---------------------------------------------------------------------------
                                                                 $2,255    $1,300
      ===========================================================================

The 8.75% Mortgage Note relates to a low-income housing project. The monthly installments are subsidized by the U.S. Department of Agriculture, which pays amounts annually so as to reduce the monthly principal and interest payments to an amount equivalent to a loan at a rate of 1%.

Maturities of debt subsequent to December 31, 2001, are as follows: 2002- $49 thousand; 2003-$44 thousand; 2004-$1,005 thousand; 2005-$5 thousand;
2006-$6 thousand; and $1,147 thousand thereafter.

During February 2000 the Bank prepaid $5.03 million of Federal Home Loan Bank notes payable, which had interest rates ranging from 7.52% to 8.66% and were due in 2001. The Bank paid a $102 thousand prepayment penalty in conjunction with the pay-off, which is included in interest expense in the accompanying Consolidated Statement of Operations.

As of December 31, 2001, the Bank had estimated additional borrowing capacity with the Federal Home Loan Bank of $117 million; and the ability to borrow approximately $60 million through the use of repurchase agreements, collateralized by the Bank's investments, with certain approved conterparties.

(10) STOCKHOLDERS' EQUITY

Vermont state law requires the Bank to allocate a minimum of 10% of net income to surplus until such time as appropriated amounts equal 10% of deposits and other liabilities. The Company's stockholders' equity includes $12.3 million as of December 31, 2001, and $11.0 million as of December 31, 2000, of such appropriations. Vermont state law also restricts the payment of dividends under certain circumstances.

(11) EARNINGS PER SHARE

The following table presents a reconciliation of the calculations of basic and diluted earnings per share for the year ended December 31, 2001:


                                                                                         Per Share
      2001                                               Income          Shares           Amount
      ---------------------------------------------------------------------------------------------
                                                     (In thousands except share and per share data)

      Basic Earnings Per Share:
        Income Available to Common Shareholders          $12,164        6,097,775          $1.99
      Diluted Earnings Per Share:
        Options issued to Executives (See Note 6)              -           38,065
        Income Available to Common Shareholders
         Plus Assumed Conversions                        $12,164        6,135,840          $1.98
      =============================================================================================


                                                                                         Per Share
      2000                                               Income          Shares           Amount
      ---------------------------------------------------------------------------------------------
                                                     (In thousands except share and per share data)

      Basic Earnings Per Share:
        Income Available to Common Shareholders          $10,533        6,332,273          $1.67
      Diluted Earnings Per Share:
        Options issued to Executives (See Note 6)              -           12,291
        Income Available to Common Shareholders
         Plus Assumed Conversions                        $10,533        6,339,743          $1.66
      =============================================================================================


                                                                                         Per Share
      1999                                               Income          Shares           Amount
      ---------------------------------------------------------------------------------------------
                                                     (In thousands except share and per share data)

      Basic Earnings Per Share:
        Income Available to Common Shareholders          $10,450        6,552,631          $1.59
      Diluted Earnings Per Share:
        Options issued to Executives (See Note 6)              -           10,425
        Income Available to Common Shareholders
         Plus Assumed Conversions                        $10,450        6,563,056          $1.59
      =============================================================================================

Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. The computation of diluted earnings per share excludes the effect of assuming the exercise of certain outstanding stock options because the effect would be anti-dilutive. As of December 31, 2001, there were no such options outstanding; as of December 31, 2000, there were 234,018 of such options outstanding with exercise prices ranging from $17.50 to $20.33; as of December 31, 1999, there were 297,630 of such options with exercise prices ranging from $15.00 to $20.33.

(12) COMMITMENTS AND CONTINGENCIES

On October 19, 2001, a judgement was entered in the United States District Court for the District of Vermont for the Bank and against Pasquale and Vatsala Vescio on all of their claims. Those claims had been asserted as counterclaims to a foreclosure action by the Bank, and only the counterclaims remained at issue at the time of judgement. The judgement was based on a lengthy decision and findings of fact and conclusions of law by District Judge William K. Sessions, III. An appeal has been filed by the Vescios in the United States Court of Appeals for the Second Circuit.

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

The Vescios' appeal is at a very preliminary stage, but appears so far to assert issues relating to denial of a jury trial request, and relating to what the Vescios refer to as a "procedural due process" violation connected to the bankruptcy judge's non-reappointment for an additional term, and/or his recusal. The Bank believes that this appeal is without merit, and intends to defend the appeal vigorously.

On March 22, 2000, lawyers representing the beneficiaries of two Trust Company accounts filed an action in Chittenden, Vermont Superior Court against Merchants Bancshares and others, asserting that their clients and others similarly situated were not fully reimbursed for damages allegedly suffered in connection with certain investments made by Merchants Trust Company in the so-called Piper Jaffray Institutional Government Income Portfolio (the "Piper Fund") during 1993 and 1994, and complaining, among other matters, that the Trust Company improperly distributed funds received by the Trust Company, as Trustee, in settlement of a class action lawsuit against Piper Jaffray and others with respect to the Piper Fund. The Chittenden Vermont Superior Court granted class certification. The Named Plaintiffs and the Defendants reached an understanding for the comprehensive settlement of the litigation, including certain counterclaims advanced by the Defendants. Following a hearing, the settlement was given preliminary approval by the Chittenden Superior Court in December, 2001. Following notice to the class, a hearing on final approval was held on January 24, 2002. No objections were filed or presented and on January 24, 2002, the Court entered an order granting final approval. The Bank has no reason to believe that any appeal will be filed. The settlement has had no material impact on the Company's financial position or results of operations.

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

(13) PARENT COMPANY

The Parent Company's investments in its subsidiaries are recorded using the equity method of accounting. Summarized financial information relative to the Parent Company only balance sheets at December 31, 2001 and 2000, and statements of operations and cashflows for each of the three years in the period ended December 31, 2001, are as follows:

Balance Sheets as of December 31,


(In thousands)                                    2001       2000
-------------------------------------------------------------------
Assets:
  Investment in and Advances to Subsidiaries*    $74,424    $67,260
  Other Assets                                     1,149        381
-------------------------------------------------------------------
      Total Assets                               $75,573    $67,641
===================================================================
Liabilities and Equity Capital:
  Other Liabilities                              $    10    $   191
  Equity Capital                                  75,563     67,450
-------------------------------------------------------------------
      Total Liabilities and Equity Capital       $75,573    $67,641
===================================================================

Statements of Operations for the Years Ended December 31,


(In thousands)                                       2001       2000       1999
---------------------------------------------------------------------------------
Dividends from Merchants Bank*                      $ 6,641    $ 8,942    $ 5,402
Equity in Undistributed Earnings of Subsidiaries      5,581      1,614      5,122
Other Expense, Net                                      (89)       (35)      (112)
Benefit from Income Taxes                                31         12         38
---------------------------------------------------------------------------------
Net Income                                          $12,164    $10,533    $10,450
=================================================================================

Statements of Cash Flows for the Years Ended December 31,


(In thousands)                                           2001       2000       1999
-------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
  Net Income                                            $12,164    $10,533    $10,450
  Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
    Decrease in Miscellaneous Receivables                     -          -          3
    (Decrease) Increase in Miscellaneous Payables          (181)       182         (1)
    Equity in Undistributed Earnings of Subsidiaries     (5,581)    (1,614)    (5,122)
-------------------------------------------------------------------------------------
Net Cash Provided by Operating Activities                 6,402      9,101      5,330
-------------------------------------------------------------------------------------
Cash Flows From Financing Activities:
  Acquisition of Treasury Stock                          (1,663)    (5,632)    (1,620)
  Proceeds from Exercise of Employee Stock Options           67          -         22
  Tax Benefit from Employee Stock Option Exercise             -          -          1
  Cash Dividends Paid                                    (4,168)    (3,842)    (3,390)
  Other, Net                                                126        123        134
-------------------------------------------------------------------------------------
Net Cash Used in Financing Activities                    (5,638)    (9,351)    (4,853)
-------------------------------------------------------------------------------------
(Decrease) Increase in Cash and Cash Equivalents            764       (250)       477
Cash and Cash Equivalents at Beginning of Year              381        631        154
-------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Year                $ 1,145    $   381    $   631
=====================================================================================
Total Interest Payments                                 $     -    $     -    $     -
Taxes Paid                                                4,950      1,525      4,525
-------------------------------------------------------------------------------------

--------------------
*     Account balances are partially or fully eliminated in consolidation.

(14) BUSINESS SEGMENTS

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

Non-reportable operating segments of the Company's operations, which do not have similar characteristics to the Community Banking segment and do not meet the quantitative thresholds requiring disclosure, are included in the Other category in the disclosure of business segments below. These non-reportable segments include trust and investment services, as well as parent company financial information (Note 13). The accounting policies the operating segments are the same as those described in Note 1, Summary of Significant Accounting Policies.

The following tables present the results of the Company's reportable operating business segment results as of December 31, 2001, 2000, and 1999:


                                       Community               Consolidation
December 31, 2001                       Banking      Other      Adjustment      Consolidated
--------------------------------------------------------------------------------------------
Interest Income                        $ 53,998     $     -      $      -         $ 53,998
Interest Expense                         18,451          31             -           18,482
Provision for Loan Losses                (1,004)          -             -           (1,004)
--------------------------------------------------------------------------------------------
Net Interest Income After Provision
 for Loan Losses                         36,551         (31)            -           36,520
--------------------------------------------------------------------------------------------
Noninterest Income:
  Service Charges on Deposits             3,942           -             -            3,942
  Trust Company Income                        -       1,632             -            1,632
  Settlement Proceeds                         -         312             -              312
  (Losses) Gains on Sales of
  Investment Securities                    (227)          3             -             (224)
  Other                                   2,740         113             -            2,853
--------------------------------------------------------------------------------------------
Total Noninterest Income                  6,455       2,060             -            8,515
--------------------------------------------------------------------------------------------
Noninterest Expenses:
  Salaries and Employee Benefits         13,353         850             -           14,203
  Occupancy and Equipment                 4,847         101             -            4,948
  Legal and Professional                  1,117         763             -            1,880
  Marketing                               1,630          26             -            1,656
  Other Expenses                          5,340         747             -            6,087
--------------------------------------------------------------------------------------------
Total Noninterest Expenses               26,287       2,487             -           28,774
--------------------------------------------------------------------------------------------
Income Before Provision
 For Income Taxes                        16,719        (458)            -           16,261
Provision for Income Taxes                4,148         (51)            -            4,097
--------------------------------------------------------------------------------------------
Net Income                             $ 12,571     $  (407)     $      -         $ 12,164
============================================================================================
End of Period Securities               $211,424     $ 1,030      $      -         $212,454
End of Period Net Loans                 470,870           -             -          470,870
End of Period Assets                    798,595      79,764       (77,892)         800,467
End of Period Deposits                  713,470           -        (1,658)         711,812
End of Period Borrowings                  2,332       1,171             -            3,503
End of Period Liabilities               724,113       5,362        (4,571)         724,904
--------------------------------------------------------------------------------------------


                                       Community               Consolidation
December 31, 2000                       Banking      Other      Adjustment      Consolidated
--------------------------------------------------------------------------------------------
Interest Income                        $ 55,798     $     -      $      -         $ 55,798
Interest Expense                         22,692          31             -           22,723
Provision for Loan Losses                  (622)          -             -             (622)
--------------------------------------------------------------------------------------------
Net Interest Income After Provision
 for Loan Losses                         33,728         (31)            -           33,697
--------------------------------------------------------------------------------------------
Noninterest Income:
  Service Charges on Deposits             3,627           -             -            3,627
  Trust Company Income                        -       1,772             -            1,772
  Other                                   1,532         136             -            1,668
--------------------------------------------------------------------------------------------
Total Noninterest Income                  5,159       1,908             -            7,067
--------------------------------------------------------------------------------------------
Noninterest Expenses:
  Salaries and Employee Benefits         12,735         717             -           13,452
  Occupancy and Equipment                 4,699          88             -            4,787
  Legal and Professional                    924         233             -            1,157
  Marketing                               1,096          24             -            1,120
  Other Expenses                          5,523         655             -            6,178
--------------------------------------------------------------------------------------------
Total Noninterest Expenses               24,977       1,717             -           26,694
--------------------------------------------------------------------------------------------
Income Before Provision
 For Income Taxes                        13,910         160             -           14,070
Provision for Income Taxes                3,324         213             -            3,537
--------------------------------------------------------------------------------------------
Net Income                             $ 10,586     $   (53)     $      -         $ 10,533
============================================================================================

End of Period Securities               $208,982     $ 1,077      $      -         $210,059
End of Period Net Loans                 467,995           -             -          467,995
End of Period Assets                    744,754      76,400       (74,807)         746,347
End of Period Deposits                  667,379           -        (4,266)         663,113
End of Period Borrowings                  6,176       1,175             -            7,351
End of Period Liabilities               680,578       5,209        (6,890)         678,897
--------------------------------------------------------------------------------------------





                                       Community               Consolidation
December 31, 1999                       Banking      Other      Adjustment      Consolidated
--------------------------------------------------------------------------------------------
Interest Income                        $ 49,221     $     -      $      -         $ 49,221
Interest Expense                         18,599          28             -           18,627
Provision for Loan Losses                  (388)          -             -             (388)
------------------------------------------------------------------------------------------
Net Interest Income After Provision
 for Loan Losses                         31,010         (28)            -           30,982
------------------------------------------------------------------------------------------
Noninterest Income:
  Service Charges on Deposits             3,024           -             -            3,024
  Trust Company Income                        -       1,802             -            1,802
  Settlement Proceeds                         -       1,326             -            1,326
  Other                                   1,099         122             -            1,221
------------------------------------------------------------------------------------------
Total Noninterest Income                  4,123       3,250             -            7,373
------------------------------------------------------------------------------------------
Noninterest Expenses:
  Salaries and Employee Benefits         11,486         640             -           12,126
  Occupancy and Equipment                 4,459          73             -            4,532
  Legal and Professional                  1,348         432             -            1,780
  Marketing                               1,116          35             -            1,151
  Other Expenses                          4,607         554             -            5,161
------------------------------------------------------------------------------------------
Total Noninterest Expenses               23,016       1,734             -           24,750
------------------------------------------------------------------------------------------
Income Before Provision
 For Income Taxes                        12,117       1,488             -           13,605
Provision for Income Taxes                2,556         599             -            3,155
------------------------------------------------------------------------------------------
Net Income                             $  9,561     $   889      $      -         $ 10,450
==========================================================================================

End of Period Securities               $198,510     $ 1,075      $      -         $199,585
End of Period Net Loans                 453,692           -             -          453,692
End of Period Assets                    699,787      74,297       (72,721)         701,363
End of Period Deposits                  617,392           -        (4,149)         613,243
End of Period Borrowings                 16,456       1,178             -           17,634
End of Period Liabilities               638,366       4,826        (6,565)         636,627
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

Exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and financial guarantees written is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments as it does for on-balance sheet instruments. The contractual amounts of these financial instruments at December 31, 2001 and 2000, are as follows:


      (In thousands)                                   Contractual Amount
      -------------------------------------------------------------------
      2001
      Financial Instruments Whose Contract Amounts
       Represent Credit Risk:
        Commitments to Originate Loans                      $ 18,093
        Unused Lines of Credit                                83,756
        Standby Letters of Credit                              6,215
        Loans Sold with Recourse                                  73
      Equity Commitments to Low Income Housing
       Limited Partnerships                                    8,519
      -------------------------------------------------------------------


      (In thousands)                                   Contractual Amount
      -------------------------------------------------------------------
      2000
      Financial Instruments Whose Contract Amounts
       Represent Credit Risk:
        Commitments to Originate Loans                      $  2,498
        Unused Lines of Credit                               100,386
        Standby Letters of Credit                              8,588
        Loans Sold with Recourse                                  75
      Equity Commitments to Low Income Housing
       Limited Partnerships                                    4,731
      -------------------------------------------------------------------

Commitments to originate loans are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since a portion of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent a future cash requirement. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained by the Bank upon extension of credit is based on management's credit evaluation of the borrower, in accordance with lending policy, and an appropriate amount of real and/or personal property is obtained as collateral.

Standby letters of credit and financial guarantees are conditional commitments issued by the Bank to guarantee performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. Most guarantees extend for less than two years, and most individual guarantees are for less than $100 thousand. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank obtains real and/or personal property as collateral for those commitments for which collateral is deemed to be necessary.

Equity commitments to low income housing partnerships represent funding commitments by the Bank to certain limited partnerships. These partnerships were created for the purpose of acquiring, constructing and/or redeveloping affordable housing projects. The funding of these commitments is generally contingent upon substantial completion of the project and none extend beyond the 5th anniversary of substantial completion.

The Bank may enter into commitments to sell loans, which involve market and interest rate risk. There were no such commitments at December 31, 2001 or 2000.

Interest Rate Cap and Floor Contracts

Interest rate cap and floor transactions generally involve the exchange of fixed and floating rate interest payments without the exchange of the underlying principal amounts. The Company uses floor contracts to mitigate the effects on net interest income in the event interest rates on floating rate loans decline and uses cap contracts to mitigate the effects on net interest income should interest rates on floating rate deposits increase. The Company is exposed to risk should the counterparty default in its responsibility to pay interest under the terms of the cap or floor agreement, but minimizes this risk by performing normal credit reviews on the counterparties, limiting its exposure to any one counterparty, and by utilizing well known national investment firms as counterparties. Notional principal amounts are a measure of the volume of agreements transacted, but the level of credit risk is significantly less. The Bank sold its interest rate caps, which had notional principal amounts of $60 million, during the first quarter of 2000. Gross proceeds of $503 thousand were received, the gain of $354 thousand was amortized over the original lives of the caps sold. There were no interest rate cap and floor contracts outstanding as of December 31, 2001 or 2000.

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

An analysis of the fair value of the investment securities as of December 31, 2001 and 2000, is as follows:


                                                  2001                      2000
      ---------------------------------------------------------------------------------
                                       Carrying                  Carrying
      (In thousands)                    Amount     Fair Value     Amount     Fair Value
      ---------------------------------------------------------------------------------
      Securities Available for Sale    $142,074     $142,074     $ 90,110     $ 90,110
      Securities Held to Maturity        69,350       71,308      118,872      119,355
      ---------------------------------------------------------------------------------
                                       $211,424     $213,382     $208,982     $209,465
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

An analysis of the fair value of the loan portfolio as of December 31, 2001 and 2000, is as follows:


                                                  2001                      2000
      ---------------------------------------------------------------------------------
                                       Carrying                  Carrying
      (In thousands)                    Amount     Fair Value     Amount     Fair Value
      ---------------------------------------------------------------------------------
      Net Loans                        $470,870     $478,349     $467,995     $468,048
      ---------------------------------------------------------------------------------

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

An analysis of the fair value of deposits as of December 31, 2001 and 2000, is as follows:


                                                  2001                      2000
      ---------------------------------------------------------------------------------
                                       Carrying                  Carrying
      (In thousands)                    Amount     Fair Value     Amount     Fair Value
      ---------------------------------------------------------------------------------
      Demand Deposits                  $ 92,065     $ 92,065     $ 91,417     $ 91,417
      Savings, NOW and Money Market     450,949      450,949      408,904      408,904
      Time Deposits $100 thousand
       and greater                       30,924       31,729       26,257       26,855
      Other Time Deposits               137,874      139,004      136,535      135,297
      ---------------------------------------------------------------------------------
                                       $711,812     $713,747     $663,113     $662,473
      =================================================================================

Debt

The fair value of debt is estimated using current market rates for borrowings of similar remaining maturity.

An analysis of the fair value of the borrowings of the Company as of December 31, 2001 and 2000, is as follows:


                                                  2001                      2000
      ---------------------------------------------------------------------------------
                                       Carrying                  Carrying
      (In thousands)                    Amount     Fair Value     Amount     Fair Value
      ---------------------------------------------------------------------------------
      Other Borrowed Funds              $1,248       $1,248       $5,816       $5,816
      Debt                               2,255        2,282        1,535        1,535
      ---------------------------------------------------------------------------------

Commitments to Extend Credit And Standby Letters Of Credit

The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of financial standby letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties. The fair value of commitments to extend credit and standby letters of credit is $65 thousand and $66 thousand as of December 31, 2001 and 2000, respectively.

(17) SUMMARY OF QUARTERLY FINANCIAL INFORMATION:
(Not Covered by Report of Independent Public Accountants)


(In thousands except per share data)                2001                                              2000
--------------------------------------------------------------------------------------------------------------------------------
                               Q4        Q3        Q2        Q1        Year      Q4        Q3        Q2        Q1        Year
--------------------------------------------------------------------------------------------------------------------------------
Interest and Fee Income        $12,776   $13,573   $13,835   $13,814   $53,998   $14,316   $14,210   $13,831   $13,441   $55,798
Interest Expense                 3,729     4,441     4,873     5,439    18,482     5,969     5,839     5,553     5,362    22,723
--------------------------------------------------------------------------------------------------------------------------------
Net Interest Income              9,047     9,132     8,962     8,375    35,516     8,347     8,371     8,278     8,079    33,075
Provision for Possible
 Loan Losses (1)                  (633)      (72)     (187)     (112)   (1,004)      (80)     (128)      (57)     (357)     (622)
Noninterest Income (2)           2,497     2,008     2,182     1,828     8,515     1,908     1,768     1,781     1,610     7,067
Noninterest Expense (3)          7,752     6,727     7,380     6,915    28,774     6,703     6,548     6,711     6,732    26,694
--------------------------------------------------------------------------------------------------------------------------------
Income Before Provision
 for Income Taxes                4,425     4,485     3,951     3,400    16,261     3,632     3,719     3,405     3,314    14,070
Provision For Income
 Taxes                           1,113     1,152     1,004       828     4,097       899       942       864       832     3,537
--------------------------------------------------------------------------------------------------------------------------------
Net Income                     $ 3,312   $ 3,333   $ 2,947   $ 2,572   $12,164   $ 2,733   $ 2,777   $ 2,541   $ 2,482   $10,533
================================================================================================================================

Basic Earnings Per
 Share                         $  0.54   $  0.55   $  0.48   $  0.42   $  1.99   $  0.44   $  0.44   $  0.40   $  0.39   $  1.67
Diluted Earnings Per
 Share                            0.54      0.54      0.48      0.42      1.98      0.44      0.44      0.40      0.39      1.66
================================================================================================================================
Cash Dividends Declared
 and Paid Per Share            $  0.22   $  0.22   $  0.22   $  0.22   $  0.88   $  0.22   $  0.15   $  0.15   $  0.14   $  0.66
================================================================================================================================

--------------------
<F1>  During the fourth quarter of 2001 the Bank reduced its reserve for possible loan losses by $500 thousand.
<F2>  During the fourth quarter of 2001 the Bank sold its credit card portfolio, a gain of $563 thousand was recognized on the sale.
<F3>  During the third quarter of 2001 the Bank received a refund of its
      1999 Vermont Franchise Tax of $622 thousand.

(18) REGULATORY ENVIRONMENT

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum ratios (set forth in the table below) of total and Tier-1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier-1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2001, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2001, the most recent notification from the FDIC categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's category. To be considered well capitalized under the regulatory framework for prompt corrective action, the Bank must maintain minimum Tier-1 Leverage, Tier-1 Risk-Based, and Total Risk-Based Capital ratios as set forth in the table below.


                                                                              To Be Well-
                                                                           Capitalized Under
                                                        For Capital        Prompt Corrective
(In thousands)                       Actual          Adequacy Purposes     Action Provisions
---------------------------------------------------------------------------------------------
                               Amount     Percent    Amount     Percent    Amount     Percent
---------------------------------------------------------------------------------------------
As of December 31, 2001:
Merchants Bancshares, Inc.:
  Tier 1 Risk-Based Capital    $72,213    14.66%     $19,700     4.00%         N/A
  Total Risk-Based Capital      78,397    15.91%      39,399     8.00%         N/A
  Tier 1 Leverage Capital       72,213     9.12%      31,736     4.00%         N/A
Merchants Bank:
  Tier 1 Risk-Based Capital    $71,316    14.48%     $19,700     4.00%     $29,550     6.00%
  Total Risk-Based Capital      77,500    15.74%      39,400     8.00%      49,250    10.00%
  Tier 1 Leverage Capital       71,316     8.99%      31,790     4.00%      39,737     5.00%
---------------------------------------------------------------------------------------------
As of December 31, 2000
Merchants Bancshares, Inc.:
  Tier 1 Risk-Based Capital    $64,980    13.92%     $18,673     4.00%         N/A
  Total Risk-Based Capital      70,894    15.19%      37,346     8.00%         N/A
  Tier 1 Leverage Capital       64,980     8.76%      29,665     4.00%         N/A
Merchants Bank:
  Tier 1 Risk-Based Capital    $64,893    13.85%     $18,740     4.00%     $28,111     6.00%
  Total Risk-Based Capital      70,807    15.11%      37,481     8.00%      46,851    10.00%
  Tier 1 Leverage Capital       64,893     8.74%      29,712     4.00%      37,139     5.00%
---------------------------------------------------------------------------------------------

                 Merchants Bancshares, Inc. and Subsidiaries
                        Interest Management Analysis


(In thousands, taxable equivalent)                2001                     2000                     1999
----------------------------------------------------------------------------------------------------------------
                                          Interest      % of       Interest      % of       Interest      % of
                                          Income/      Average     Income/      Average     Income/      Average
                                          Expense      Assets      Expense      Assets      Expense      Assets
----------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME:
  Total Interest Income, Including
  Fees on Loans                           $ 54,056      7.05%      $ 55,870      7.67%      $ 49,277      7.49%
  Interest Expense                          18,482      2.41         22,723      3.12         18,627      2.83
----------------------------------------------------------------------------------------------------------------
  Net Interest Income Before Provision
   for Loan Losses                          35,574      4.64         33,147      4.55         30,650      4.66
  Provision for Loan Losses                 (1,004)    -0.13           (622)    -0.09           (388)    -0.06
----------------------------------------------------------------------------------------------------------------
  Net Interest Income                     $ 36,578      4.77%      $ 33,769      4.64%      $ 31,038      4.72%
================================================================================================================

OPERATING EXPENSE ANALYSIS:
  Noninterest Expense
    Personnel                             $ 14,203      1.85%      $ 13,452      1.85%      $ 12,126      1.84%
    Occupancy and Equipment
     Expense                                 4,948      0.65          4,787      0.66          4,532      0.69
    Legal and Professional Fees              1,880      0.25          1,157      0.16          1,780      0.27
    Marketing                                1,656      0.22          1,120      0.15          1,151      0.18
    Other                                    6,087      0.79          6,178      0.85          5,161      0.78
----------------------------------------------------------------------------------------------------------------
  Total Noninterest Expense                 28,774      3.75         26,694      3.67         24,750      3.76
----------------------------------------------------------------------------------------------------------------
  Less Noninterest Income
    Service Charges on Deposits              3,942      0.51          3,627      0.50          3,024      0.46
    Other, Including Securities Gains        4,573      0.60          3,440      0.47          4,349      0.66
----------------------------------------------------------------------------------------------------------------
  Total Noninterest Income                   8,515      1.11          7,067      0.97          7,373      1.12
----------------------------------------------------------------------------------------------------------------
  Net Operating Expense                   $ 20,259      2.64%      $ 19,627      2.70%      $ 17,377      2.64%
================================================================================================================

SUMMARY:
  Net Interest Income                     $ 36,578      4.77%      $ 33,769      4.64%      $ 31,038      4.72%
    Less: Net Operating Expense             20,259      2.64         19,627      2.70         17,377      2.64
----------------------------------------------------------------------------------------------------------------
  Profit Before Taxes-
   Taxable Equivalent Basis                 16,319      2.13         14,142      1.94         13,661      2.08
  Net Profit After Taxes                  $ 12,164      1.59%      $ 10,533      1.45%      $ 10,450      1.59%
----------------------------------------------------------------------------------------------------------------
TOTAL AVERAGE ASSETS                      $767,133                 $728,253                 $657,523
================================================================================================================

                                                  ARTHUR ANDERSON LLP [LOGO]

Report of Independent Public Accountants

To the Stockholders and Board of Directors of Merchants Bancshares, Inc.

We have audited the accompanying consolidated balance sheets of Merchants Bancshares, Inc. and subsidiaries (the Company) as of December 31, 2001 and 2000 and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Merchants Bancshares, Inc. and subsidiaries as of December 31, 2001 and 2000 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

As explained in Note 1 to the financial statements, effective January 1, 2001, the company changed its method of accounting for its derivative instruments and hedging activities.


/s/ Arthur Andersen LLP


Boston, Massachusetts
January 15, 2002

ITEM 9-CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

                                  PART III

ITEM 10-DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11-EXECUTIVE COMPENSATION

ITEM 12-SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13-CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Reference is hereby made to pages 3-6, page 10, page 14, and page 12 of the Company's Proxy Statement to Shareholders dated March 26, 2002, wherein pursuant to Regulation 14 A information concerning the above subjects (Items 10 through 13) is incorporated by reference.

Definitive copies of the Proxy Statement will be filed within 120 days subsequent to the end of the Company's fiscal year covered by Form 10-K.

                                   PART IV

ITEM 14-EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(1) The following consolidated financial statements, as included in the 2001 Annual Report to Shareholders, are incorporated herein by reference:

      Consolidated Balance Sheets, December 31, 2001, and December 31, 2000. Consolidated Statements of Operations for years ended December 31, 2001, 2000, and 1999.

      Consolidated Statements of Comprehensive Income for years ended December 31, 2001, 2000, and 1999.

      Consolidated Statements of Changes in Stockholders' Equity for years ended December 31, 2001, 2000, and 1999.

      Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000, and 1999.

      Notes to Consolidated Financial Statements, December 31, 2001.

(2) The following exhibits are either filed or attached as part of this report, or are incorporated herein by reference.

Exhibit    Description
---------------------------------------------------------------------------
   3.1     Restated Certificate of Incorporation of the Company
           (Incorporated by reference to Exhibit B to Pre-Effective Amendment No. 1 to Company's Definitive Proxy Statement for the Annual Meeting of the Stockholders of the Company, filed on April 25, 1987).

   3.2 Amended By-Laws of the Company (Incorporated by reference to Exhibit C to Company's Definitive Proxy Statement for the Annual Meeting of the Stockholders of the Company, filed on April 25,
           1987).

   4 Instruments defining the rights of security holders, including indentures:

   4.1     Specimen of the Company's Common Stock Certificate.

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

  11 Statement re: computation of per share earnings. See 2001 Annual Report to Shareholders Note 11.

  13       2001 Annual Report to Shareholders.

  21       Subsidiaries of the Company.

  23       Consent of Arthur Andersen LLP.

(3) Reports on Form 8-K: The Company filed a report on Form 8-K on February 28, 2002 related to a change in the Company's independent auditors.

                                 SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on it's behalf by the undersigned, thereunto duly authorized.

Merchants Bancshares, Inc.

Date  February 21, 2002               By /s/ JOSEPH L. BOUTIN
      ----------------------             --------------------------------
                                         Joseph L. Boutin, President & CEO

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of MERCHANTS BANCSHARES, INC., and in the capacities and on the date as indicated.


By /s/ JOSEPH L. BOUTIN               By /s/ RAYMOND C. PECOR, JR.
   ---------------------------------     ---------------------------------------
       Joseph L. Boutin, President           Raymond C. Pecor, Jr. Director
       Director,& CEO of the Company         Chairman of the Board of Directors
       and the Bank

By /s/ PETER A. BOUYEA                By /s/ CHARLES A. DAVIS
   ---------------------------------     ---------------------------------------
       Peter A. Bouyea, Director         Charles A. Davis, Director


By /s/ JEFFREY L. DAVIS               By /s/ MICHAEL G. FURLONG
   ---------------------------------     ---------------------------------------
       Jeffrey L. Davis, Director            Michael G. Furlong, Director

By /s/ LEO O'BRIEN, JR.               By /s/ PATRICK S. ROBINS
   ---------------------------------     ---------------------------------------
       Leo O'Brien, Jr., Director            Patrick S. Robins, Director

By /s/ ROBERT A. SKIFF                By /s/ JANET P. SPITLER
   ---------------------------------     ---------------------------------------
       Robert A. Skiff, Director             Janet P. Spitler, Treasurer of the
                                             Company, Vice President, CFO,
                                             and Treasurer of the Bank