Form 10-Q
period 2002-03-31
MERCHANTS BANCSHARES INC
filed 2002-05-15
CIK 726517

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002
                               --------------

                                      or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to _____________________

Commission File Number: 0-11595
                        -------

                         Merchants Bancshares, Inc.
----------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

Delaware                                03-0287342
-------------------------------         ------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
 incorporation or organization)

275 Kennedy Drive, South Burlington, Vermont,                          05403
----------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)

                                802 658-3400
----------------------------------------------------------------------------
            (Registrant's telephone number, including area code)

----------------------------------------------------------------------------
            (Former name, former address and former fiscal year,
                        if changed since last report)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.
[X] Yes [ ] No

              APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                PROCEEDINGS DURING THE PRECEEDING FIVE YEARS:

      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
[ ] Yes [ ] No

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
     6,155,055 Shares of $0.01 Par Common Stock Outstanding May 6, 2002

                         MERCHANTS BANCSHARES, INC.

                             INDEX TO FORM 10-Q

PART I
ITEM 1  FINANCIAL STATEMENTS (Unaudited)

      Consolidated Balance Sheets
      March 31, 2002 and December 31, 2001                                1

      Consolidated Statements of Operations
      For the three months ended March 31, 2002 and 2001                  2

      Consolidated Statements of Comprehensive Income
      For the three months ended March 31, 2002 and 2001                  3

      Consolidated Statements of Cash Flows
      For the three months ended March 31, 2002 and 2001                  4

      Footnotes to Financial Statements as of March 31, 2002            5-6

ITEM 2  Management's Discussion and Analysis of Financial
        Condition and Results of Operations                            7-11

ITEM 3  Quantitative and Qualitative Disclosures about Market Risk       11

PART II - OTHER INFORMATION

ITEM 1  Legal Proceedings                                                12

ITEM 2  Changes in Securities                                          NONE

ITEM 3  Defaults upon Senior Securities                                NONE

ITEM 4  Submission of Matters to a Vote of Security Holders           12-13

ITEM 5  Other Information                                              NONE

ITEM 6  Exhibits and Reports on Form 8-K                                 13

SIGNATURES                                                               14

Merchants Bancshares, Inc.
Consolidated Balance Sheets


                                                                 March 31,     December 31,
(In thousands except share and per share data)                      2002           2001
                                                                ---------------------------
                                                                (Unaudited)

ASSETS
  Cash and Due from Banks                                         $ 31,210       $ 35,688
  Federal Funds Sold and Securities Purchased
   Under Resale Agreements                                          35,000         51,000
  Investments:
    Securities Available for Sale                                  188,263        142,074
    Securities Held to Maturity                                     64,653         69,350
      (Fair Value of $66,046 and $71,308)
    Trading Securities                                                 937          1,030
                                                                  -----------------------
      Total Investments                                            253,853        212,454
                                                                  -----------------------
  Loans                                                            472,071        479,685
  Allowance for Loan Losses                                          8,812          8,815
                                                                  -----------------------
      Net Loans                                                    463,259        470,870
                                                                  -----------------------
  Federal Home Loan Bank Stock                                       3,620          3,620
  Bank Premises and Equipment, Net                                  11,699         11,837
  Investment in Real Estate Limited Partnerships                     3,711          3,581
  Other Real Estate Owned                                              225            225
  Other Assets                                                      11,831         11,192
                                                                  -----------------------
      Total Assets                                                $814,408       $800,467
                                                                  =======================

LIABILITIES
  Deposits:
    Demand                                                        $ 96,006       $ 92,065
    Savings, NOW and Money Market Accounts                         453,831        450,949
    Time Deposits $100 thousand and Greater                         32,374         30,924
    Other Time                                                     141,711        137,874
                                                                  -----------------------
      Total Deposits                                               723,922        711,812
                                                                  -----------------------
  Demand Note Due U.S. Treasury                                      4,000          1,248
  Other Liabilities                                                  8,115          9,589
  Long-Term Debt                                                     2,251          2,255
                                                                  -----------------------
      Total Liabilities                                            738,288        724,904
                                                                  -----------------------

Commitments and Contingencies (Note 4)
STOCKHOLDERS' EQUITY
  Preferred Stock Class A Non-Voting
    Authorized - 200,000, Outstanding 0                                 --             --
  Preferred Stock Class B Voting
    Authorized - 1,500,000, Outstanding 0                               --             --
  Common Stock, $.01 Par Value                                          67             67
    Shares Authorized                             10,000,000
    Shares Outstanding,  Current Period            5,910,287
                         Prior Period              5,913,327
  Capital in Excess of Par Value                                    33,267         33,229
  Retained Earnings                                                 50,476         48,885
  Treasury Stock (At Cost)                                         (10,617)       (10,834)
                         Current Period Shares       741,473
                         Prior Period Shares         738,433
  Deferred Compensation Arrangements                                 2,901          2,859
  Accumulated Other Comprehensive Income                                26          1,357
                                                                  -----------------------
      Total Stockholders' Equity                                    76,120         75,563
                                                                  -----------------------
      Total Liabilities and Stockholders' Equity                  $814,408       $800,467
                                                                  =======================

The accompanying notes are an integral part of these consolidated financial statements.

                         Merchants Bancshares, Inc.
                    Consolidated Statements of Operations
                                 (Unaudited)


                                             Three Months Ended March 31,
(In thousands except per share data)              2002         2001
                                             ----------------------------

INTEREST AND DIVIDEND INCOME
  Interest and Fees on Loans                     $ 8,656      $10,229
  Interest and Dividends on Investments
    U.S. Treasury and Agency Obligations           2,716        2,822
    Other                                            759          763
                                                 --------------------
      Total Interest Income                       12,131       13,814
                                                 --------------------

INTEREST EXPENSE
  Savings, NOW and Money Market Accounts           1,470        3,291
  Time Deposits $100 Thousand and Greater            358          407
  Other Time Deposits                              1,209        1,696
  Other Borrowed Funds                                10           34
  Debt                                                19           11
                                                 --------------------
      Total Interest Expense                       3,066        5,439
                                                 --------------------

  Net Interest Income                              9,065        8,375
  Provision for Loan Losses                         (433)        (112)
                                                 --------------------

  Net Interest Income after Provision
   for Loan Losses                                 9,498        8,487
                                                 --------------------

NONINTEREST INCOME
  Trust Company Income                               389          400
  Service Charges on Deposits                        922          943
  Gain (Loss) on Sale of Investments, Net             --          (79)
  Other                                              432          564
                                                 --------------------
      Total Noninterest Income                     1,743        1,828
                                                 --------------------

NONINTEREST EXPENSES
  Salaries and Wages                               2,676        2,674
  Employee Benefits                                  885          697
  Occupancy Expense, Net                             634          632
  Equipment Expense                                  595          620
  Legal and Professional Fees                        326          341
  Marketing                                          250          318
  Equity in Losses of Real Estate
   Limited Partnerships                              318          200
  Vermont Franchise Taxes                            199          181
  Expenses - Other Real Estate Owned, net             31           90
  Other                                            1,193        1,162
                                                 --------------------
      Total Noninterest Expenses                   7,107        6,915
                                                 --------------------
Income Before Income Taxes                         4,134        3,400
  Provision for Income Taxes                       1,128          828
                                                 --------------------
NET INCOME                                       $ 3,006      $ 2,572
                                                 ====================

Basic Earnings Per Common Share                  $  0.49      $  0.42
Diluted Earnings Per Common Share                $  0.48      $  0.42

The accompanying notes are an integral part of these consolidated financial statements.

                         Merchants Bancshares, Inc.
               Consolidated Statements of Comprehensive Income
                                 (Unaudited)


                                                        Three Months Ended
                                                             March 31,
(In thousands)                                           2002        2001
                                                        ------------------

Net Income as Reported                                  $3,006      $2,572
Change in Net Unrealized Appreciation (Depreciation)
 of Securities Available for Sale, Net of Tax           (1,324)        691
Add: Reclassification Adjustments for
 Securities Losses Included in Net Income,
 Net of Tax benefit of $28 in 2001                          --          51
                                                        ------------------

Comprehensive Income Before Transfers                    1,682       3,314
Impact of transfer of Securities from Available
 for Sale to Held to Maturity                               (7)         10
Impact of transfer of Securities from Held
 to Maturity to Available for Sale                          --         402
                                                        ------------------
Comprehensive Income                                    $1,675      $3,726
                                                        ==================

The accompanying notes are an integral part of these consolidated financial statements.

                         Merchants Bancshares, Inc.
                    Consolidated Statement of Cash Flows
                                 (Unaudited)


For the three months ended March 31,                                        2002        2001
                                                                          --------------------
(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                                $  3,006    $  2,572
Adjustments to Reconcile Net Income to Net Cash
 Provided by Operating Activities:
  Provision for Loan Losses                                                   (433)       (112)
  Depreciation and Amortization                                                800         540
  Net Losses on Sales of Investment Securities                                  --          79
  Net (Gains) Losses on Disposition of Premises and Equipment                   (6)         13
  Net Gains on Sales of Other Real Estate Owned                                 --         (22)
  Equity in Losses of Real Estate Limited Partnerships                         318         200
Changes in Assets and Liabilities:
  (Increase) Decrease in Interest Receivable                                  (316)        595
  Decrease in Interest Payable                                                (273)       (460)
  (Increase) Decrease in Other Assets                                         (424)        133
  Decrease in Other Liabilities                                             (1,201)     (2,079)
                                                                          --------------------
      Net Cash Provided by Operating Activities                              1,471       1,459
                                                                          --------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from Sales of Investment Securities Available for Sale               --      20,661
  Proceeds from Maturities of Investment Securities Available for Sale      11,173       4,644
  Purchases of Investment Securities Available for Sale                    (59,599)    (10,598)
  Proceeds from Maturities of Investment Securities Held to Maturity         4,679       2,152
  Loan Originations in Excess of Principal Repayments                        8,824       2,085
  Purchases of Federal Home Loan Bank Stock                                     --        (258)
  Proceeds from Sales of Premises and Equipment                                  6          --
  Proceeds from Sales of Other Real Estate Owned                                --         129
  Investments in Real Estate Limited Partnerships                             (447)       (415)
  Purchases of Premises and Equipment                                         (324)        (92)
                                                                          --------------------
      Net Cash (Used in) Provided by Investing Activities                  (35,688)     18,308
                                                                          --------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net Increase in Deposits                                                  12,110       5,447
  Net Increase (Decrease) in Other Borrowed Funds                            2,752      (4,860)
  Proceeds from Federal Home Loan Bank Advances                                 --          --
  Principal Payments on Debt                                                    (4)         (3)
  Cash Dividends Paid                                                       (1,142)       (967)
  Acquisition of Treasury Stock                                               (173)       (460)
  Increase in Deferred Compensation Arrangements                                89          85
  Proceeds from the Exercise of Employee Stock Options                         107          25
                                                                          --------------------
      Net Cash Provided by (Used in) Financing Activities                   13,739        (733)
                                                                          --------------------

Increase (Decrease) in Cash and Cash Equivalents                           (20,478)     19,034
Cash and Cash Equivalents Beginning of Year                                 86,688      36,892
                                                                          --------------------
Cash and Cash Equivalents End of Period                                   $ 66,210    $ 55,926
                                                                          ====================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Total Interest Payments                                                 $  3,339    $  5,899
  Total Income Tax Payments                                                  2,000       2,700
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
 AND FINANCING ACTIVITIES
  Distribution of Stock Under Deferred Compensation Arrangements                55          52
  Transfer of Securities from Held to Maturity
   to Available for Sale                                                        --      29,125
 Distribution of treasury stock in lieu of cash dividend                       271         335

The accompanying notes are an integral part of these consolidated financial statements.

                         MERCHANTS BANCSHARES, INC.
                               MARCH 31, 2002

NOTES TO FINANCIAL STATEMENTS:
See the Form 10-K filed as of December 31, 2001, for additional information.


NOTE 1:  RECENT ACCOUNTING DEVELOPMENTS

In June 2001 the FASB issued Statements of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase accounting method be used for all business combinations initiated after June 30, 2001. SFAS No. 142 establishes new accounting and reporting standards for goodwill and intangible assets. Under the new statement, goodwill is no longer subject to amortization over its useful life. It will be subject to periodic (at least annual) assessments for impairment by applying a fair value based test. In the event that the recorded amount of goodwill exceeds its fair value, an impairment loss would be recorded. The Company adopted SFAS No. 141 and 142 on January 1, 2002. The adoption of SFAS No. 141 and 142 did not have a material impact on the Company's financial position or results of operations.

The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and does not apply to goodwill or intangible assets that are not being amortized and certain other long-lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of Accounting Policies Board ("APB) Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for the disposal of a segment of a business (as previously defined in that Opinion). The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early adoption encouraged. Merchants Bancshares, Inc. (the "Company") adopted SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 did not have a material impact on the Company's financial position or results of operations.


NOTE 2: EARNINGS PER SHARE
The following table presents a reconciliation of the calculations of basic and diluted earnings per share for the quarter ended March 31, 2002:


                                                      Weighted
                                              Net      Average     Per Share
Quarter Ended March 31, 2002                Income     Shares        Amount
                                            --------------------------------
                                               (In thousands except share
                                                   and per share data)

Basic Earnings Per Common Share:
  Net Income Available to Common
   Shareholders                             $3,006    6,143,961      $0.49
Diluted Earnings Per Common Share:
  Effect of Dilutive Stock Options              --       73,297
  Net Income available to Common
   Shareholders Plus Assumed Conversions    $3,006    6,217,258      $0.48
                                            ==============================

Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the quarter.


NOTE 3: STOCK SPLIT AND STOCK REPURCHASE PROGRAM
In January 2001, the Company's Board of Directors approved a stock repurchase program. In January 2002, the Board of Directors voted to extend the program until January 2003. Under the program, the Company is authorized to repurchase up to 300,000 shares of its own common stock. As of March 31, 2002, the Company had purchased

94 thousand shares of its own common stock on the open market, at an average per share price of $19.49.


NOTE 4: COMMITMENTS AND CONTINGENCIES:

On October 19, 2001, a judgement was entered in the United States District Court for the District of Vermont for the Bank and against Pasquale and Vatsala Vescio on all of their claims. Those claims had been asserted as counterclaims to a foreclosure action by the Bank, and only the counterclaims remained at issue at the time of judgement. The judgement was based on a lengthy decision and findings of fact and conclusions of law by District Judge William K Sessions, III. An appeal has been filed by the Vescios in the United States Court of Appeals for the Second Circuit.

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

The Vescios have filed their brief on appeal, asserting that a request for jury trial was improperly denied, that they should have been granted a new trial, and that there was some "due process" violation arising from the non-reappointment for an additional term and/or recusal of the predecessor (bankruptcy) judge. The Bank's brief is due May 25, 2002. The Bank believes that this appeal is without merit, and intends to defend the appeal vigorously.

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

                         MERCHANTS BANCSHARES, INC.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All adjustments necessary for a fair statement of the three months ended March 31, 2002 and 2001, have been included in the financial statements. The information was prepared from the unaudited financial statements of Merchants Bancshares, Inc. (the Company) and its subsidiaries, Merchants Bank (the Bank), Merchants Trust Company and Merchants Properties, Inc.

OVERVIEW
Merchants Bancshares, Inc. earned net income of $3.01 million, or diluted earnings per share of 48 cents for the quarter ended March 31, 2002 compared to $2.57 million, or basic and diluted earnings per share of 42 cents for the same period a year earlier. The return on average assets and return on average equity for the first quarter of 2002 were 1.48% and 15.75%, respectively compared to 1.39% and 15.01% for the first quarter of 2001.

RESULTS OF OPERATIONS
Net Interest Income: Net interest income for the first three months of 2002 was $9.1 million compared to $8.4 million for the first three months of 2001. The Bank started to experience some margin compression during the first quarter of this year, after a year of margin expansion in 2001. The yield on interest earning assets decreased 162 basis points and the cost of interest bearing liabilities decreased 183 basis points over the last year. These decreases are primarily a result of the Federal Reserve Board's 475 basis point rate reduction over the course of 2001. The Bank's net yield on interest earnings assets, or net interest margin, decreased nine basis points from the first quarter of 2001 to the first quarter of 2002, and decreased slightly from the fourth quarter of 2001 to the first quarter of this year. At the same time the Bank's rate spread increased five basis points from the fourth quarter of last year to the first quarter of 2002 and increased 21 basis points from the first quarter of 2001 to the first quarter of 2002. The make up of the Bank's interest earning assets shifted over the course of the year. During the first quarter of 2002 our commercial real estate customers shifted over $40 million of fixed rate commercial real estate obligations to variable rate products, the average rate on these loans decreased by more than 300 basis points. Since the first quarter of 2001 the Bank's commercial real estate portfolio, which comprises approximately 38% of our loan portfolio, has shifted from a mix of 78% fixed rate and 22% variable rate to 45% fixed rate and 55% variable rate. The spread between the average rate paid on fixed rate commercial mortgages and the average rate paid on variable rate commercial mortgages has increased from 51 basis points to 257 basis points. To mitigate the effect on net interest income of this shift in the loan portfolio from fixed rate to variable rate, the Bank entered into a $25 million, three year interest rate swap early in the second quarter. The Bank will receive a fixed interest rate and pay prime under the swap. The Bank continues to fund the loan portfolio with short-term core deposits, the average rate paid on interest bearing deposits has decreased 182 basis points from the first quarter of 2001. The schedule on page 9 shows the yield analysis for the periods reported.

Provision for Loan Losses: The Bank continued to have success at recovering previously charged off obligations during 2002. During the first quarter of the year the Bank recorded $433 thousand of recoveries on obligations, which were previously charged off, as a negative loan loss provision. See the discussion of Non-Performing Assets on pages 10 to 11 for more information on the allowance for loan losses.

Non-interest income: Total non-interest income decreased $85 thousand for the first three months of 2002 compared to the same period in 2001. Service charges on deposits decreased slightly during the first quarter of 2002 compared to 2001, primarily due to fluctuations in ATM and debit card usage. At the same time other noninterest income decreased by $132 thousand for the first three months of 2002 compared to 2001. The Bank sold a portion of its loan servicing portfolio during the first quarter of 2001; the sale generated a gain of $53 thousand, there was no such sale during the first quarter of 2002.

Non-interest expenses: Total non-interest expenses for the three month period increased $192 thousand over the same period in 2001. Salaries and wages were flat quarter over quarter, while employee benefits increased by $188 thousand. The increase in employee benefits is primarily a result of continued substantial increases in employee health insurance expenses. Additionally, during the first quarter of this year the Company recognized pension expense totaling $25 thousand compared to income of $141 thousand in the first quarter of 2001, the amount for 2001 included a one-time adjustment of $119 thousand. The Company's pension plan, frozen in 1995, has historically generated income for the Company, as the value of the plan assets has grown faster than the projected benefit obligation. Currently the projected growth in the value of plan assets is lower than the forecasted growth in the projected benefit obligation. Occupancy and Equipment expenses decreased slightly during the first quarter of the current year, compared to the first quarter of 2001. Legal and Professional fees were also relatively flat quarter over quarter. Marketing expenses decreased $68 thousand from the first quarter of 2001 to the first quarter of 2002, primarily a result of the timing of marketing campaigns and related expenses. The Bank has continued its practice of investing in low income and elderly housing partnerships, these partnerships provide tangible support in our communities for those most in need, as well as providing tax benefits. The expense related to these investments increased by $118 thousand for the first quarter of this year compared to last year.

BALANCE SHEET ANALYSIS
Deposit growth was strong during the first quarter. Average deposits for the first quarter of 2002 were $3.6 million higher than during the fourth quarter of 2001 and quarter end balances were $12.1 million higher than year end 2001, an approximate 7% annualized growth rate during what is usually our slowest quarter for deposit growth.

Average total loans decreased $5.6 million during the first quarter; quarter end balances were $7.6 million lower than year-end balances. The Bank's commercial loan portfolio decreased $5.3 million (6.0%) during the first quarter of 2002. This decrease is primarily due to reduced credit line usage and prepayment volumes exceeding new loan originations. The Bank's commercial mortgage portfolio increased slightly during the first three months of the year as new loan originations were able to offset prepayments and regularly scheduled amortization. The Bank's average investment portfolio increased by $32.7 million during the quarter, at the same time the Bank's average short term funds position decreased by $21.2 million as the Bank redeployed these funds and the funds generated from deposit growth and loan amortization into its investment portfolio.

In the ordinary course of business, Merchants Bank makes commitments for possible future extensions of credit. On March 31, 2002, the Bank was obligated to fund $6.2 million of standby letters of credit. No losses are anticipated in connection with these commitments.

INCOME TAXES
The Company and its subsidiaries are taxed on income by the IRS at the Federal level. The State of Vermont levies franchise taxes on banks based upon average deposit levels in lieu of taxing income. Franchise taxes are included in other expenses in the consolidated statements of operations.

The Company recognized $342 thousand in low income housing tax credits for the first three months of 2002 and $367 thousand for the same period in 2001, representing the amount of the income tax credits earned during those quarters. The Company's statutory tax rate was 35% for all periods. The recognition of low income housing tax credits has contributed to the Company's effective tax rate of 27% for the three months ended March 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity, as it pertains to banking, can be defined as the ability to generate cash in the most economical way to satisfy loan demand, deposit withdrawal demand, and to meet other business opportunities, which require cash. The Bank has a number of sources of liquid funds; including $25 million in available Federal Funds lines of credit at March 31, 2002; an overnight line of credit with the Federal Home Loan Bank (FHLB) of $15 million; an estimated additional borrowing capacity with FHLB of $119 million; and the ability to borrow $60 million through the use of repurchase agreements, collateralized by the Bank's investments, with certain approved counterparties.

                         Merchants Bancshares, Inc.
                          Supplemental Information
                                  Unaudited


                                                                       Three Months Ended
                                                  -------------------------------------------------------------
(In thousands except share and per share data)           March 31, 2002                  March 31, 2001
                                                             Interest                        Interest
                                                  Average    Income/    Average   Average    Income/    Average
(Fully Taxable Equivalent)                        Balance    Expense     Rate     Balance    Expense     Rate
                                                  -------------------------------------------------------------

INTEREST EARNING ASSETS
  Loans (1) (2)                                   $472,617    $ 8,499    7.29%    $476,079    $10,248    8.73%
  Taxable Investments                              239,371      3,318    5.62%     204,490      3,409    6.76%
  Federal Funds Sold and Securities Purchased
   Under Agreements to Resell                       38,213        157    1.67%      13,169        176    5.42%
                                                  -----------------------------------------------------------
Total Interest Earning Assets                     $750,201    $11,974    6.47%    $693,738    $13,833    8.09%
                                                  ===========================================================

INTEREST BEARING LIABILITIES
  Savings, NOW and Money Market Deposits          $448,918    $ 1,470    1.33%    $412,714    $ 3,291    3.23%
  Time Deposits                                    171,239      1,566    3.71%     161,255      2,103    5.29%
                                                  -----------------------------------------------------------
      Total Savings and Time Deposits              620,157      3,036    1.99%     573,969      5,394    3.81%

  Federal Funds Purchased                               --         --                  339          5    5.98%
  Other Borrowed Funds                               2,632         10    1.54%       2,040         29    5.77%
  Debt                                               2,426         20    3.34%       1,498         12    3.25%
                                                  -----------------------------------------------------------
Total Interest Bearing Liabilities                 625,215      3,066    1.99%     577,846      5,440    3.82%

Other Liabilities & Stockholders' Equity

(Net of Non-Interest Earning Assets)               124,986                         115,892
                                                  --------                        --------
Total Liabilities & Stockholders' Equity
 (Net of Non-Interest Earning Assets)             $750,201                        $693,738
                                                  ========                        ========

Rate Spread                                                              4.48%                           4.27%
                                                                         ====                            ====

Net Yield on Interest Earning Assets                                     4.82%                           4.91%
                                                                         ====                            ====

<F1>  Includes principal balance of non-accrual loans and fees on loans.
<F2>  Excludes prepayment fees of $165 related to early payments by certain loan customers.

NON-PERFORMING ASSETS AND THE ALLOWANCE FOR LOAN LOSSES
-------------------------------------------------------

The following tables summarize the Bank's non-performing assets as of March 31, 2002, December 31, 2001, and March 31, 2001:


(In thousands)                       March 31, 2002    December 31, 2001    March 31, 2001
                                     -----------------------------------------------------

Nonaccrual Loans                         $1,965             $2,412              $2,837
Loans Past Due 90 Days or More
 and Still Accruing                          81                 --                   7
Restructured Loans                          193                198                 210
                                         ---------------------------------------------
Total Non-performing Loans (NPL)         $2,239              2,610               3,054
Other Real Estate Owned                     225                225                 271
                                         ---------------------------------------------
Total Non-performing Assets (NPA)        $2,464             $2,835              $3,325
                                         =============================================

Significant events affecting the categories of NPA are discussed below:

Nonaccrual Loans:
-----------------
      During the first quarter of 2002 approximately $475 thousand in reductions to nonaccrual loans were offset in part by approximately $30 thousand of additions. The reductions resulted from the refinance of a $260 thousand commercial relationship, the payoff or return to accrual of several small commercial loans, and scheduled loan payments.

Loans Past Due 90 Days or More and still accruing:
--------------------------------------------------
      Loans past due 90 days increased $81 thousand in the first quarter, after dropping $228 thousand in the fourth quarter of 2001.

Restructured Loans:
-------------------
      There was a net decrease of five thousand in restructured loans primarily due to scheduled amortization of loan balances.

Other Real Estate Owned:
------------------------
      There were no changes in OREO balances during the quarter.

The Allowance for Loan Losses (Allowance) is based on management's estimate of the amount required to reflect the risks in the loan portfolio, based on circumstances and conditions at each reporting date. Merchants Bank reviews the adequacy of the allowance at least quarterly. Factors considered in evaluating the adequacy of the allowance include previous loss experience, current economic conditions and their effect on the borrowers, the performance of individual loans in relation to contract terms and estimated fair values of properties to be foreclosed. The method used in determining the amount of the allowance is not based on maintaining a specific percentage of allowance to total loans or total nonperforming assets. Rather, the methodology is a comprehensive analytical process of assessing the credit risk inherent in the loan portfolio. This assessment incorporates a broad range of factors, which indicate both general, and specific credit risk, as well as a consistent methodology for quantifying probable credit losses. Losses are charged against the allowance when management believes that the collectibility of principal is doubtful. To the extent management determines the level of anticipated losses in the portfolio has significantly increased or diminished, the allowance is adjusted through current earnings. As part of the Bank's analysis of specific credit risk, detailed and extensive reviews are done on larger credits and problematic credits identified on the watched asset list, nonperforming asset listings and internal credit rating reports. An outside loan review firm examines the Bank's commercial loan portfolio three times per year. Over the course of the year, approximately 75% of commercial loan balances are reviewed, including all relationships over $750 thousand and classified loans over $100 thousand. Issues addressed by the loan review process include the accuracy of the Bank's internal risk ratings system, loan quality, and adequacy of the allowance. Loans deemed impaired at March 31, 2002, totaled $2.4 million, of this total $1.8 million are included as non-performing assets in the table above. Impaired loans have been allocated $101 thousand of the allowance.

The continued high level of the allowance reflects management's current strategies and efforts to maintain the allowance at a level adequate to provide for loan losses based on an evaluation of known and inherent risks in the loan portfolio. Among the factors that management considers in establishing the level of the allowance are overall findings from an analysis of individual loans, the overall risk characteristics and size of the loan portfolio, past credit loss history, management's assessment of current economic and real estate market conditions and estimates of the current value of the underlying collateral.

The following table reflects the Bank's non-performing asset and coverage ratios as of March 31, 2002, December 31, 2001, and March 31, 2001:


                                       March 31, 2002    December 31, 2001    March 31, 2001
                                       -----------------------------------------------------

Non-performing Loans to Total Loans        0.47%               0.54%              0.64%
Non-performing Assets to Total
 Loans plus Other Real Estate Owned        0.52%               0.59%              0.70%
Allowance to Total Loans                   1.87%               1.84%              2.13%
Allowance to NPL                            394%                338%               332%
Allowance to NPA                            358%                311%               305%

Management considers the balance of the allowance adequate at March 31, 2002. Management's assessment of the adequacy of the allowance concluded that a provision was not necessary during the first quarter of 2002.

ITEM 3 -    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Bank's Asset-Liability committee (ALCO) is responsible for evaluating and managing the interest rate risk which arises naturally from imbalances in repricing, maturity and cash flow characteristics of the Company's assets and liabilities. The ALCO is responsible for ensuring that the Board of Directors receives timely, accurate information regarding the Bank's interest rate risk position at least quarterly. The ALCO uses an outside consultant to perform rate shocks of its balance sheets, and to perform a variety of other analyses for the committee. The consultant's most recent review was as of February 28, 2002. At that time, in addition to modeling a 200 basis point rate shock, the consultant ran a 400 basis point rate shock in an increasing rate environment, with a flattening yield curve. These types of dynamic analyses give the ALCO a more thorough understanding of how the Bank's balance sheet will perform in a variety of rate environments. The model used by the consultant is based on expected cash flows and repricing characteristics for all financial instruments and incorporates assumptions regarding the impact of changing interest rates on the prepayment characteristics of these financial instruments. Assumptions based on the historical behavior of deposit rates and balances in relation to changes in interest rates are also incorporated into the model. These assumptions are inherently uncertain and, as a result, the model cannot precisely measure net interest income or precisely predict the impact of fluctuations in interest rates on net interest income.

Over $40 million (approximately 25%) of the Bank's commercial real estate portfolio shifted from fixed rate to variable rate over the last quarter. To mitigate the effect on net interest income of this shift in the loan portfolio from fixed rate to variable rate the ALCO consultant also modeled an interest rate swap for the Company at our most recent meeting. After the ALCO reviewed and discussed the consultant's model with the Board of Directors, the Bank entered into a $25 million, three year interest rate swap early in the second quarter, under which the Bank will receive a fixed interest rate and pay prime.

Except for the changes in the commercial loan portfolio noted above, there have been no significant changes in the Company's risk profile, or management's risk management practices, since year-end.

                         MERCHANTS BANCSHARES, INC.
                               MARCH 31, 2002

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings
On October 19, 2001, a judgement was entered in the United States District Court for the District of Vermont for the Bank and against Pasquale and Vatsala Vescio on all of their claims. Those claims had been asserted as counterclaims to a foreclosure action by the Bank, and only the counterclaims remained at issue at the time of judgement. The judgement was based on a lengthy decision and findings of fact and conclusions of law by District Judge William K Sessions, III. An appeal has been filed by the Vescios in the United States Court of Appeals for the Second Circuit.

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

The Vescios have filed their brief on appeal, asserting that a request for jury trial was improperly denied, that they should have been granted a new trial, and that there was some "due process" violation arising from the non-reappointment for an additional term and/or recusal of the predecessor (bankruptcy) judge. The Bank's brief is due May 25, 2002. The Bank believes that this appeal is without merit, and intends to defend the appeal vigorously.

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


Item 2 - Changes in Securities - NONE


Item 3 - Defaults upon Senior Securities - NONE


Item 4 - Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on Tuesday, April 30, 2002, for the purpose of having shareholders vote on two proposals. Proposal one was the election of two directors, Michael G. Furlong and Robert A. Skiff, to serve for three year terms and the election of one director, Leo O'Brien, Jr., to serve for one year. Messrs. O'Brien and Furlong each received 5,589,072 votes for and 38,314 votes against, with no votes abstained. Mr. Skiff received 5,579,633 votes for and 37,753 votes against, with no votes abstained. Proposal two was an amendment to the Company's Certificate of Incorporation, as amended, increasing the authorized number of shares of Common Stock from 7,500,000 to 10,000,000. The proposal received 5,520,029 votes for, 72,384 votes against, 72,384 votes abstained, and 2 shares not voted. At the time of the annual meeting there were 6,151,889 shares entitled to vote. Shares voted either in person or by proxy totaled 5,617,388 shares.

In addition, upon completion of the Annual Meeting the Director's terms continue as follows:

        Name                    Term to Expire In

Leo O'Brien, Jr.                      2003
Michael G. Furlong                    2005
Robert A Skiff, Ph.D.                 2005


Item 5 - Other Issues - NONE


Item 6 - Exhibits and Reports on Form 8-K
Exhibits
None

Reports of Form 8-K
The Company filed a report on Form 8-K on February 28, 2002, related to a change in the Company's independent auditors.

The Company filed a report on Form 8-K/A on April 2, 2002, related to a change in the Company's independent auditors.

                         MERCHANTS BANCSHARES, INC.

                                  FORM 10-Q

                               MARCH 31, 2002

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


                                       Merchants Bancshares, Inc.


                                       /s/ Joseph L. Boutin
                                       --------------------
                                       Joseph L. Boutin, President


                                       /s/ Janet P. Spitler
                                       --------------------
                                       Janet P. Spitler, Treasurer


                                       May 13, 2002
                                       ------------
                                       Date