Form 10-Q
period 2002-06-30
MERCHANTS BANCSHARES INC
filed 2002-08-14
CIK 726517

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 2002
                                -------------

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

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
    6,166,571 Shares of $0.01 Par Common Stock Outstanding August 7, 2002

                         MERCHANTS BANCSHARES, INC.

                             INDEX TO FORM 10-Q


PART I - FINANCIAL INFORMATION
ITEM 1  Financial Statements (Unaudited)

      Consolidated Balance Sheets
      June 30, 2002, and December 31, 2001                                 1

      Consolidated Statements of Operations
      For the three months ended June 30, 2002 and 2001, and
      the six months ended June 30, 2002 and 2001                          2

      Consolidated Statements of Comprehensive Income
      For the three months ended June 30, 2002 and 2001, and
      the six months ended June 30, 2002 and 2001                          3

      Consolidated Statements of Cash Flows
      For the six months ended June 30, 2002 and 2001                      4

      Footnotes to Financial Statements as of June 30, 2002              5-6

ITEM 2  Management's Discussion and Analysis of Financial
        Condition and Results of Operations                             7-13

ITEM 3  Quantitative and Qualitative Disclosures about Market Risk     13-14

PART II - OTHER INFORMATION

ITEM 1  Legal Proceedings                                                 15

ITEM 2  Changes in Securities                                           NONE

ITEM 3  Defaults upon Senior Securities                                 NONE

ITEM 4  Submission of Matters to a Vote of Security Holders            15-16

ITEM 5  Other Information                                               NONE

ITEM 6  Exhibits and Reports on Form 8-K                                  16

SIGNATURES                                                                17

                         Merchants Bancshares, Inc.
                         Consolidated Balance Sheets


                                                                    June 30,      December 31,
(In thousands except share and per share data)                        2002            2001
                                                                    --------------------------
                                                                    Unaudited

ASSETS
  Cash and Due from Banks                                           $ 32,631        $ 35,688
  Federal Funds Sold and Securities Purchased
   Under Resale Agreements                                            16,000          51,000
  Investments:
    Securities Available for Sale                                    211,116         142,074
    Securities Held to Maturity                                       61,435          69,350
      (Fair Value of $64,026 and $71,308)
    Trading Securities                                                   859           1,030
                                                                    ------------------------
      Total Investments                                              273,410         212,454
                                                                    ------------------------
  Loans                                                              474,322         479,685
  Reserve for Loan Losses                                              8,795           8,815
                                                                    ------------------------
      Net Loans                                                      465,527         470,870
                                                                    ------------------------
  Federal Home Loan Bank Stock                                         3,632           3,620
  Bank Premises and Equipment, Net                                    11,797          11,837
  Investment in Real Estate Limited Partnerships                       3,679           3,581
  Other Real Estate Owned                                                353             225
  Other Assets                                                        11,647          11,192
                                                                    ------------------------
      Total Assets                                                  $818,676        $800,467
                                                                    ========================

LIABILITIES
  Deposits:
    Demand                                                          $ 90,661        $ 92,065
    Savings, NOW and Money Market Accounts                           462,896         450,949
    Time Deposits $100 Thousand and Greater                           31,244          30,924
    Other Time                                                       142,973         137,874
                                                                    ------------------------
      Total Deposits                                                 727,774         711,812
                                                                    ------------------------
  Demand Note Due U.S. Treasury                                        3,396           1,248
  Other Liabilities                                                    4,695           9,589
  Long-Term Debt                                                       2,216           2,255
                                                                    ------------------------
      Total Liabilities                                              738,081         724,904
                                                                    ------------------------

Commitments and Contingencies (Note 4)
STOCKHOLDERS' EQUITY
  Preferred Stock Class A Non-Voting
    Authorized - 200,000, Outstanding 0                                   --              --
  Preferred Stock Class B Voting
    Authorized - 1,500,000, Outstanding 0                                 --              --
  Common Stock, $.01 Par Value                                            67              67
    Shares Authorized                                10,000,000
    Outstanding           Current Period              5,924,100
                          Prior Period                5,913,327
  Capital in Excess of Par Value                                      33,395          33,229
  Retained Earnings                                                   52,074          48,885
  Treasury Stock (At Cost)                                           (10,517)        (10,834)
                          Current Period Shares         727,660
                          Prior Period Shares           738,433
  Deferred Compensation Arrangements                                   2,996           2,859
  Accumulated Other Comprehensive Income                               2,580           1,357
                                                                    ------------------------
      Total Stockholders' Equity                                      80,595          75,563
                                                                    ------------------------
      Total Liabilities and Stockholders' Equity                    $818,676        $800,467
                                                                    ========================

The accompanying notes are an integral part of these consolidated financial statements.

                         Merchants Bancshares, Inc.
                    Consolidated Statements of Operations
                                  Unaudited


                                              Three Months Ended June 30,     Six Months Ended June 30,
(In thousands except per share data)               2002        2001               2002        2001
                                              ---------------------------     -------------------------

INTEREST AND DIVIDEND INCOME
  Interest and Fees on Loans                      $ 8,527     $10,243            $17,183     $20,472
  Interest and Dividends on Investments
    U.S. Treasury and Agency Obligations            2,811       2,700              5,527       5,522
    Other                                             805         892              1,564       1,655
                                                  --------------------------------------------------
      Total Interest Income                        12,143      13,835             24,274      27,649
                                                  --------------------------------------------------

INTEREST EXPENSE
  Savings, NOW and Money Market Accounts            1,379       2,851              2,849       6,142
  Time Deposits $100 Thousand and Greater             335         384                693         791
  Other Time Deposits                               1,094       1,602              2,303       3,298
  Other Borrowed Funds                                  4          18                 14          52
  Debt                                                 20          18                 39          29
                                                  --------------------------------------------------
      Total Interest Expense                        2,832       4,873              5,898      10,312
                                                  --------------------------------------------------
  Net Interest Income                               9,311       8,962             18,376      17,337
  Provision for Loan Losses                          (181)       (187)              (614)       (299)
                                                  --------------------------------------------------
  Net Interest Income after Provision
   for Loan Losses                                  9,492       9,149             18,990      17,636
                                                  --------------------------------------------------

NONINTEREST INCOME
  Trust Company Income                                450         435                839         835
  Service Charges on Deposits                       1,031       1,008              1,953       1,951
  Gain (Loss) on Sale of Investments, Net              --          --                 --         (79)
  Other                                               250         739                682       1,303
                                                  --------------------------------------------------
      Total Noninterest Income                      1,731       2,182              3,474       4,010
                                                  --------------------------------------------------

NONINTEREST EXPENSES
  Salaries and Wages                                2,587       2,847              5,263       5,521
  Employee Benefits                                   846         647              1,731       1,344
  Occupancy Expense, Net                              585         622              1,219       1,254
  Equipment Expense                                   611         627              1,206       1,247
  Legal and Professional Fees                         423         611                749         952
  Marketing                                           261         378                511         696
  Equity in Losses of Real Estate
   Limited Partnerships                               329         200                647         400
  Vermont Franchise Taxes                             203         191                402         372
  Expenses - Other Real Estate Owned, Net              44          23                 75         113
  Other                                             1,165       1,234              2,358       2,396
                                                  --------------------------------------------------
      Total Noninterest Expenses                    7,054       7,380             14,161      14,295
                                                  --------------------------------------------------
Income Before Income Taxes                          4,169       3,951              8,303       7,351
  Provision for Income Taxes                        1,152       1,004              2,280       1,832
                                                  --------------------------------------------------
NET INCOME                                        $ 3,017     $ 2,947            $ 6,023     $ 5,519
                                                  ==================================================

Basic Earnings Per Common Share                   $  0.49     $  0.48            $  0.98     $  0.90
Diluted Earnings Per Common Share                 $  0.48     $  0.48            $  0.97     $  0.89

The accompanying notes are an integral part of these consolidated financial statements.

                         Merchants Bancshares, Inc.
               Consolidated Statements of Comprehensive Income
                                 (Unaudited)



                                                             Three Months Ended     Six Months Ended
                                                                  June 30,              June 30,
(In thousands)                                                2002       2001        2002       2001
                                                             ----------------------------------------

Net Income as Reported                                       $3,017     $2,947      $6,023     $5,519
Change in Net Unrealized Appreciation (Depreciation)
 of Securities Available for Sale, Net of Tax                 2,180       (441)        856        250
Change in Net Unrealized Appreciation
 of Derivatives Qualifying as Hedges, Net of Tax                379         --         379         --
Add: Reclassification Adjustments for
 Securities Losses Included in Net Income,
 Net of Tax benefit of $28 in 2001                               --         --          --         51
                                                             ----------------------------------------
Comprehensive Income Before Transfers                         5,576      2,506       7,258      5,820
Impact of Transfer of Securities from Available for Sale
 to Held to Maturity                                             (5)         6         (12)        16
Impact of Transfer of Securities from Held to Maturity
 to Available for Sale                                           --         --          --        402
                                                             ----------------------------------------
Comprehensive Income                                         $5,571     $2,512      $7,246     $6,238
                                                             ========================================

The accompanying notes are an integral part of these consolidated financial statements.

                         Merchants Bancshares, Inc.
                     Consolidated Statement of Cash Flows
                                 (Unaudited)


For the six months ended June 30,                                            2002         2001
                                                                           ---------------------
(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                                 $  6,023     $  5,519
Adjustments to Reconcile Net Income to Net Cash
 Provided by Operating Activities:
  Provision for Loan Losses                                                    (614)        (299)
  Depreciation and Amortization                                               1,657        1,094
  Net Losses on Sales of Investment Securities                                   --           79
  Net (Gains ) Losses on Disposition of Premises and Equipment                   (8)           6
  Net Gains on Sales of Other Real Estate Owned                                  --          (23)
  Equity in Losses of Real Estate Limited Partnerships                          647          400
Changes in Assets and Liabilities:
  (Increase) Decrease in Interest Receivable                                   (877)         207
  Decrease in Interest Payable                                                 (591)        (949)
  (Increase) Decrease in Other Assets                                           217         (329)
  Decrease in Other Liabilities                                              (4,301)      (1,630)
                                                                           ---------------------
      Net Cash Provided by Operating Activities                               2,153        4,075
                                                                           ---------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from Sales of Investment Securities Available for Sale                --       20,661
  Proceeds from Maturities of Investment Securities Available for Sale       20,432       12,333
  Proceeds from Maturities of Investment Securities Held to Maturity          7,874        5,297
  Purchases of Investment Securities Available for Sale                     (88,609)     (27,249)
  Purchases of Investment Securities Held to Maturity                            --         (204)
  Loan Principal Repayments in Excess of (Less than) Originations             5,923       (8,100)
  Purchases of Federal Home Loan Bank Stock                                     (12)        (258)
  Proceeds from Sales of Premises and Equipment                                   8            9
  Proceeds from Sales of Other Real Estate Owned                                 --          148
  Investments in Real Estate Limited Partnerships                              (743)        (611)
  Purchases of Premises and Equipment                                          (967)        (306)
                                                                           ---------------------
      Net Cash (Used in) Provided by Investing Activities                   (56,094)       1,720
                                                                           ---------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net Increase in Deposits                                                   15,962       17,906
  Net Increase (Decrease) in Other Borrowed Funds                             2,147       (1,816)
  Proceeds from Federal Home Loan Bank Advances                                  --        1,000
  Principal Payments on Debt                                                     (9)          (7)
  Cash Dividends Paid                                                        (2,283)      (2,126)
  Acquisition of Treasury Stock                                                (345)      (1,133)
  Increase in Deferred Compensation Arrangements                                187           --
  Proceeds from the Exercise of Employee Stock Options                          225           22
                                                                           ---------------------
      Net Cash Provided by (Used in) Financing Activities                    15,884       13,846
                                                                           ---------------------

Increase (Decrease) in Cash and Cash Equivalents                            (38,057)      19,641
Cash and Cash Equivalents Beginning of Year                                  86,688       36,892
                                                                           ---------------------
Cash and Cash Equivalents End of Period                                    $ 48,631     $ 56,533
                                                                           =====================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Total Interest Payments                                                  $  6,489     $ 11,261
  Total Income Tax Payments                                                   3,650        4,000
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
  Distribution of Stock Under Deferred Compensation Arrangements                 55           52
  Transfer of Securities from Held to Maturity to Available for Sale             --       29,125
  Distribution of treasury stock in lieu of cash dividend                       552          511

The accompanying notes are an integral part of these consolidated financial statements.

                         MERCHANTS BANCSHARES, INC.
                                JUNE 30, 2002

NOTES TO FINANCIAL STATEMENTS:
See the Company's 2001 Annual Report on Form 10-K for additional information.

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

In June 2001 the FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase accounting method be used for all business combinations initiated after June 30, 2001. SFAS No. 142 establishes new accounting and reporting standards for goodwill and intangible assets. Under the new statement, goodwill is no longer subject to amortization over its useful life. It will be subject to periodic (at least annual) assessments for impairment by applying a fair value based test. In the event that the recorded amount of goodwill exceeds its fair value, an impairment loss would be recorded. The Company adopted SFAS No. 141 and SFAS No. 142 on January 1, 2002. The adoption of SFAS No. 141 and SFAS No. 142 did not have a material impact on the Company's financial position or results of operations.


NOTE 2:  EARNINGS PER SHARE
The following table presents a reconciliation of the calculations of basic and diluted earnings per share for the three and six month periods ended June 30, 2002:


                                                       Weighted
                                             Net       Average     Per Share
Three Months Ended June 30, 2002            Income      Shares      Amount
                                            --------------------------------
                                               (In thousands except share
                                                  and per share data)

Basic Earnings Per Common Share:
  Net Income Available to Common
   Shareholders                             $3,017    6,162,327      $0.49
Diluted Earnings Per Common Share:
  Effect of Dilutive Stock Options              --       84,612
  Net Income Available to Common
   Shareholders Plus Assumed Conversions    $3,017     6,246,939     $0.48
                                            ==============================





                                                       Weighted
                                             Net       Average     Per Share
Six Months Ended June 30, 2002              Income      Shares      Amount
                                            --------------------------------
                                               (In thousands except share
                                                  and per share data)

Basic Earnings Per Common Share:
  Net Income Available to Common
   Shareholders                             $6,023    6,153,185      $0.98
Diluted Earnings Per Common Share:
  Effect of Dilutive Stock Options              --       84,612
  Net Income Available to Common
   Shareholders Plus Assumed Conversions    $6,023    6,237,797      $0.97
                                            ==============================

Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding for the three and six month periods ending June 30, 2002. As of June 30, 2002, there were no anti-dilutive stock options outstanding.

NOTE 3:  STOCK REPURCHASE PROGRAM
In January 2001 the Company's Board of Directors approved a stock repurchase program. In January 2002 the Board of Directors voted to extend the program until January 2003. Under the program, the Company is authorized to repurchase up to 300,000 shares of its own common stock. As of June 30, 2002, the Company had purchased 100,520 shares of its own common stock on the open market, at an average per share price of $19.97.

NOTE 4:  COMMITMENTS AND CONTINGENCIES:
On October 19, 2001, a judgment was entered in the United States District Court for the District of Vermont for the Bank and against Pasquale and Vatsala Vescio on all of their claims. Those claims had been asserted as counterclaims to a foreclosure action by the Bank, and only the counterclaims remained at issue at the time of judgment. The judgment was based on a lengthy decision and findings of fact and conclusions of law by District Judge William K Sessions, III. An appeal has been filed by the Vescios in the United States Court of Appeals for the Second Circuit.

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

The Vescios have filed their brief on appeal, arguing that a request for jury trial was improperly denied, that they should have been granted a new trial, and that there was some "due process" violation arising from the non-reappointment for an additional term and/or recusal of the predecessor (bankruptcy) judge. The Bank has filed its brief, asserting why the Vescio's arguments are without merit. The Vescios have filed an optional reply brief. The appeal appears likely to be argued in October 2002. The Bank believes that this appeal is without merit, and intends to defend the appeal vigorously.

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

                         MERCHANTS BANCSHARES, INC.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All adjustments necessary for a fair statement of the three and six months ended June 30, 2002 and 2001, have been included in the financial statements. The information was prepared from the unaudited financial statements of Merchants Bancshares, Inc. (the "Company") and its subsidiaries, Merchants Bank (the "Bank"), Merchants Trust Company and Merchants Properties, Inc.

OVERVIEW
Merchants Bancshares, Inc. earned net income of $3.02 million, or basic earnings per share of 49 cents and diluted earnings per share of 48 cents for the quarter ended June 30, 2002, compared to $2.95 million, or basic and diluted earnings per share of 48 cents for the same period a year earlier. The return on average assets and return on average equity for the second quarter of 2002 were 1.50% and 15.53% respectively, compared to 1.56% and 16.87% for the second quarter of 2001. The Company earned $6.02 million, or basic earnings per share of 98 cents and diluted earnings per share of 97 cents for the six months ended June 30, 2002, compared to $5.52 million or basic earnings per share of 90 cents and diluted earnings per share of 89 cents for the same period in 2001. The return on average assets and return on average equity for the six months ended June 30, 2002, were 1.50% and 15.61% respectively, compared to 1.48% and 16.32% respectively.

RESULTS OF OPERATIONS
Net Interest Income: Net interest income for the second quarter of 2002 was $9.3 million compared to $9.0 million for the second quarter of 2001, and was $18.4 million for the first half of 2002, compared to $17.3 million for the first half of 2001. The quarterly yields on interest earning assets and interest bearing liabilities decreased 142 basis points and 150 basis points respectively, compared with the second quarter of 2001. These decreases are primarily the result of the Federal Reserve Board's 475 basis point interest rate reduction over the course of 2001. The Bank's net yield on interest earning assets, or net interest margin, decreased 15 basis points from the second quarter of 2001 to the second quarter of 2002, and increased 12 basis points from the fourth quarter of 2001 to the second quarter of this year. At the same time the Bank's interest rate spread increased 23 basis points from the fourth quarter of 2001 to the second quarter of 2002, and seven basis points from the second quarter of 2001 to the second quarter of 2002. The Bank continues to fund the loan portfolio with short-term core deposits, the average rate paid on interest bearing deposits has decreased 149 basis points from the second quarter of 2001 to the second quarter of 2002. The schedule on pages 10 and 11 shows the yield analysis for the periods reported.

The makeup of the Bank's interest earning assets shifted over the course of the year. During the first six months of 2002 our commercial real estate customers shifted over $49 million of fixed rate commercial real estate obligations to variable rate products, the average rate on these loans decreased by more than 300 basis points. Since the second quarter of 2001 the Bank's commercial real estate portfolio, which comprised approximately
36% of the loan portfolio at June 30, 2002, has shifted from a mix of 77% fixed rate and 23% variable rate to 38% fixed rate and 62% variable rate.
The spread between the rate received on fixed rate commercial real estate mortgages and the average rate received on variable rate commercial mortgages has increased from 28 basis points to 336 basis points. This had the impact of reducing interest income on this portion of the loan portfolio. To mitigate the effect on interest income of this shift in the loan portfolio from fixed rate to variable rate, the Bank entered into a $25 million, three year, interest rate swap early in the second quarter. The Bank receives a fixed interest rate and pays prime under this swap. As of June 30, 2002, this interest rate swap had a fair market value of $379 thousand.

Provision for Loan Losses: The Bank continued to have success at recovering previously charged off obligations during the first six months of 2002. The Bank recorded recoveries of $181 thousand and $614 thousand on obligations previously charged off, as a negative loan loss provision, for the second quarter and the first six months of 2002, respectively. See the discussion of Non-Performing Assets on pages 12 and 13 for more information on the allowance for loan losses.

Non-interest income: Excluding certain litigation settlement proceeds of $265 thousand realized during the second quarter of 2001, total non-interest income decreased $186 thousand for the second quarter of 2002, and $271 thousand for the first six months of 2002, compared to the same periods in 2001. The higher amounts in 2001 are primarily due to a gain recorded on the sale of a portion of the loan servicing portfolio during the first quarter of 2001.

Non-interest expenses: Total non-interest expenses for the second quarter of 2002 decreased $326 thousand compared to the second quarter of 2001, and $134 thousand for the first six months of 2002 versus the first six months of 2001. Salaries and wages decreased $260 thousand and $258 thousand respectively, due primarily to decreases in anticipated incentive payments. Employee benefits increased $199 and $387 thousand respectively. During the first six months of this year the Company recognized pension expense totaling $50 thousand compared to income of $164 thousand in the first six months of 2001, the amount for 2001 included a one-time adjustment of $119 thousand. The Company's pension plan, frozen in 1995, has historically generated income for the Company, as the value of the plan assets has grown faster than the projected benefit obligation. Currently the projected growth in the value of plan assets is lower than the forecasted growth in the projected benefit obligation. Legal and Professional fees were down $188 thousand and $203 thousand respectively, as expense related to certain litigation in 2001 have not been repeated in 2002. In addition marketing expenses were down $117 thousand and $185 thousand respectively, due to the timing of anticipated expenses related to the opening of a planned new branch location.

The Bank has continued its practice of investing in low income and elderly housing partnerships; these partnerships provide tangible support in our communities for those most in need, as well as providing tax benefits. The expense related to these investments increased $129 for the second quarter and $247 thousand year-to-date, compared to the same periods in 2001.

BALANCE SHEET ANALYSIS
Deposit growth has been strong for the first six months of 2002. Average deposits for the second quarter of 2002 were $11.5 million higher than the fourth quarter of 2001, and quarter end balances were $16.0 million higher than year end 2001. Average deposit balances have increased 6.4% and 7.3% for the second quarter of 2002 and the first six months of 2002, compared to the same periods in 2001.

Quarter end loan balances were $5.4 million lower than year-end balances, and average total loans decreased $6.4 million from the fourth quarter of 2001 to the second quarter of 2002. The decrease in the average loan balances was primarily due to the sale of the credit card portfolio during the fourth quarter of 2001, which represents $4.9 million of the decrease. In addition average commercial real estate balances decreased $6.3 million, primarily due to the sale of $3.2 million in balances of two hospitality property loans. Partially offsetting these decreases were increases of $3.1 million in average commercial and industrial loan balances and $4.0 million in average residential real estate balances. The increase in commercial and industrial loans is the result of the Bank's continued efforts to grow this portfolio, while the increase in residential real estate is due to the continued success of the Bank's streamlined residential mortgage product and the low interest rate environment during the first half of the year.

The Bank's average investment portfolio increased $55.6 million from the fourth quarter of 2001 to the second quarter of 2002, and quarter end balances were $61 million higher than the fourth quarter of 2001. At the same time the Bank's average short-term funds position decreased by $38.3 million as the Bank re-deployed these funds and the funds generated from deposit growth and loan amortization into the investment portfolio.

In the ordinary course of business the Bank makes commitments for possible future extensions of credit. On June 30, 2002, the Bank was obligated to fund $6.5 million of standby letters of credit. No losses are anticipated in connection with these commitments.

INCOME TAXES
The Company and its subsidiaries are taxed on income by the IRS at the federal level. The State of Vermont levies franchise taxes on banks based upon average deposit levels in lieu of taxing income. Franchise taxes are included in non-interest expenses in the consolidated statements of operations.

The Company recognized $335 thousand and $677 thousand of tax credits for the second quarter of 2002 and the first six months of 2002 respectively, compared to $392 thousand and $760 thousand for the same periods in 2001, representing the amount of the income tax credits earned during those periods. The Company's statutory tax rate was 35% for all periods. The recognition of low income housing tax credits has contributed to the Company's effective tax rate of 27% for the six months ended June 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity, as it pertains to banking, can be defined as the ability to generate cash in the most economical way to satisfy loan demand, deposit withdrawal demand, and to meet other business opportunities which require cash. The Bank has a number of sources of liquid funds; including $25 million in available Federal Funds lines of credit at June 30, 2002; an overnight line of credit with the Federal Home Loan Bank (FHLB) of $15 million; an estimated additional borrowing capacity with FHLB of $119 million; and the ability to borrow $60 million through the use of repurchase agreements, collateralized by the Bank's investments, with certain approved counterparties.

                         Merchants Bancshares, Inc.
                          Supplemental Information
                                  Unaudited

                                                                      Three Months Ended
                                             --------------------------------------------------------------------
                                                       June 30, 2002                       June 30, 2001
(In thousands)                               --------------------------------    --------------------------------
                                                         Interest                            Interest
                                             Average      Income/     Average    Average      Income/     Average
(Fully Taxable Equivalent)                   Balance      Expense      Rate      Balance      Expense      Rate
                                             -------     --------     -------    -------     --------     -------

INTEREST EARNING ASSETS
  Loans (1) (2)                              $472,159     $ 8,534      7.25%     $479,911     $10,232      8.58%
  Taxable Investments                         262,305       3,528      5.39%      201,080       3,282      6.55%
  Federal Funds Sold and Securities
   Purchased Under Agreements to Resell        21,056          88      1.68%       24,712         310      5.03%
                                             ------------------------------      ------------------------------
Total Interest Earning Assets                $755,520     $12,150      6.45%     $705,703     $13,854      7.87%
                                             ==============================      ==============================

INTEREST BEARING LIABILITIES
  Savings, NOW and Money Market Deposits     $455,074     $ 1,379      1.22%     $431,176     $ 2,851      2.65%
  Time Deposits                               174,266       1,427      3.28%      159,900       1,986      4.98%
                                             ------------------------------      ------------------------------
      Total Savings and Time Deposits         629,340       2,806      1.79%      591,076       4,837      3.28%

  Federal Funds Purchased                          --          --                      55           1      7.29%
  Other Borrowed Funds                          1,147           4      1.40%        1,822          17      3.74%
  Debt                                          2,420          20      3.31%        2,243          20      3.58%
                                             ------------------------------      ------------------------------
Total Interest Bearing Liabilities            632,907       2,830      1.79%      595,196       4,875      3.29%

Other Liabilities & Stockholders' Equity
 (Net of Non-Interest Earning Assets)         122,613                             110,507
                                             --------                            --------

Total Liabilities & Stockholders' Equity
 (Net of Non-Interest Earning Assets)        $755,520                            $705,703
                                             ========                            ========

Rate Spread                                                            4.66%                               4.59%
                                                                       ====                                ====

Net Yield on Interest Earning Assets                                   4.95%                               5.10%
                                                                       ====                                ====

<F1>  Includes principal balance of non-accrual loans and fees on loans.
<F2>  Excludes prepayment fees of $165 related to early payments by certain loan customers

                         Merchants Bancshares, Inc.
                          Supplemental Information
                                  Unaudited

                                                                        Six Months Ended
                                             --------------------------------------------------------------------
                                                       June 30, 2002                       June 30, 2001
(In thousands)                               --------------------------------    --------------------------------
                                                         Interest                            Interest
                                             Average      Income/     Average    Average      Income/     Average
(Fully Taxable Equivalent)                   Balance      Expense      Rate      Balance      Expense      Rate
                                             -------     --------     -------    -------     --------     -------

INTEREST EARNING ASSETS
  Loans (1) (2)                              $472,388     $17,198      7.34%     $477,995     $20,510      8.65%
  Taxable Investments                         250,838       6,846      5.50%      202,785       6,691      6.65%
  Federal Funds Sold and Securities
   Purchased Under Agreements to Resell        29,635         245      1.67%       18,940         486      5.17%
                                             ------------------------------      ------------------------------
Total Interest Earning Assets                $752,861     $24,289      6.51%     $699,720     $27,687      7.98%
                                             ==============================      ==============================

INTEREST BEARING LIABILITIES
  Savings, NOW and Money Market Deposits     $451,996     $ 2,849      1.27%     $ 421,945    $ 6,142      2.94%
  Time Deposits                               172,753       2,994      3.49%       160,577      4,089      5.14%
                                             ------------------------------      ------------------------------
      Total Savings and Time Deposits         624,749       5,843      1.89%       582,522     10,231      3.54%

  Federal Funds Purchased                          --          --                      197          6      6.14%
  Other Borrowed Funds                          1,890          14      1.49%         1,931         46      4.80%
  Debt                                          2,423          41      3.41%         1,871         33      3.56%
                                             ------------------------------      ------------------------------
Total Interest Bearing Liabilities            629,062       5,898      1.89%       586,521     10,316      3.55%

Other Liabilities & Stockholders' Equity
 (Net of Non-Interest Earning Assets)         123,799                              113,199
                                             --------                             --------

Total Liabilities & Stockholders' Equity
 (Net of Non-Interest Earning Assets)        $752,861                             $699,720
                                             ========                             ========

Rate Spread                                                            4.62%                               4.43%
                                                                       ====                                ====

Net Yield on Interest Earning Assets                                   4.93%                               5.01%
                                                                       ====                                ====

<F1>  Includes principal balance of non-accrual loans and fees on loans.
<F2>  Excludes prepayment fees of $165 related to early payments by certain loan customers

NON-PERFORMING ASSETS AND THE ALLOWANCE FOR LOAN LOSSES
----------------------------------------------

The following tables summarize the Bank's non-performing assets as of June 30, 2002, December 31, 2001, and June 30, 2001:


(In thousands)                        June 30, 2002     December 31, 2001     June 30, 2001
                                      -----------------------------------------------------

Nonaccrual Loans                         $2,067              $2,412              $2,587
Loans Past Due 90 Days or More
 and Still Accruing                         133                  --                  45
Restructured Loans                          190                 198                 206
                                         ----------------------------------------------
Total Non-performing Loans (NPL)         $2,390               2,610               2,838
Other Real Estate Owned                     353                 225               1,690
                                         ----------------------------------------------
Total Non-performing Assets (NPA)        $2,743              $2,835              $4,528
                                         ==============================================

Significant events affecting the categories of NPA are discussed below:

Nonaccrual Loans:
-----------------
      During the first six months of 2002 approximately $945 thousand in reductions to nonaccrual loans were offset in part by approximately $600 thousand of additions. The reductions resulted primarily from the refinance of two commercial relationships, totaling approximately $610 thousand, the payoff or return to accrual of several small commercial loans, and scheduled loan payments. Loans comprising eleven small retail and commercial relationships were placed in nonaccrual during the second quarter.

Loans Past Due 90 Days or More and still accruing:
--------------------------------------------------
      Loans past due 90 days increased $133 thousand during the first six months of 2002. Management does not believe this increase represents a significant trend, and the variation in this category is consistent with the Bank's experience in this category over the last several years.

Restructured Loans:
-------------------
      There was a net decrease of $8 thousand in restructured loans primarily due to scheduled amortization of loan balances.

Other Real Estate Owned (OREO):
-------------------------------
      The increase in the Bank's OREO balances of approximately $130 thousand occurred in the second quarter, with the addition of a residential property to the Bank's OREO portfolio, and capitalization of improvements to another OREO property.

The Allowance for Loan Losses ("Allowance") is based on management's estimate of the amount required to reflect the risks in the loan portfolio, based on circumstances and conditions at each reporting date. Merchants Bank reviews the adequacy of the Allowance at least quarterly. Factors considered in evaluating the adequacy of the Allowance include previous loss experience, current economic conditions and their effect on the borrowers, the performance of individual loans in relation to contract terms and estimated fair values of properties to be foreclosed. The method used in determining the amount of the Allowance is not based on maintaining a specific percentage of Allowance to total loans or total nonperforming assets.
Rather, the methodology is a comprehensive analytical process of assessing the credit risk inherent in the loan portfolio. This assessment incorporates a broad range of factors, which indicate both general, and specific credit risk, as well as a consistent methodology for quantifying probable credit losses. Losses are charged against the Allowance when management believes that the collectibility of principal is doubtful. To the extent management determines the level of anticipated losses in the portfolio has significantly increased or diminished, the Allowance is adjusted through current earnings. As part of the Bank's analysis of specific credit risk, detailed and extensive reviews are done on larger credits and problematic credits identified on the watched asset list, nonperforming asset listings and internal credit rating reports. An outside loan review firm examines the Bank's commercial loan portfolio three times per year. Over the course of the year, approximately 75% of commercial loan balances are reviewed, including all relationships over $750 thousand and classified loans over $100 thousand. Issues addressed by the loan review process include the accuracy of the Bank's internal risk ratings system, loan quality, and adequacy of the Allowance. Loans deemed impaired at June 30, 2002, totaled $3.8 million, of this total $1.4 million are included as non-performing assets in the table above. Impaired loans have been allocated $1.1 million of the Allowance.

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

The following table reflects the Bank's non-performing asset and coverage ratios as of June 30, 2002, December 31, 2001, and June 30, 2001:


                                        June 30, 2002     December 31, 2001     June 30, 2001
                                        -----------------------------------------------------

Non-performing Loans to Total Loans           0.50%             0.54%               0.59%
Non-performing Assets to Total
 Loans plus Other Real Estate Owned           0.58%             0.59%               0.93%
Allowance for Loan Losses to
 Total Loans                                  1.85%             1.84%               2.06%
Allowance for Loan Losses to
 Non-performing Loans                          368%              338%                353%
Allowance for Loan Losses to
 Non-performing Assets                         321%              311%                221%
                                              ------------------------------------------

Management considers the balance of the Allowance adequate at June 30, 2002. Management's assessment of the adequacy of the Allowance concluded that a provision was not necessary during the first quarter of 2002.

ITEM 3 -    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Bank's Asset-Liability Committee (ALCO) is responsible for evaluating and managing the interest rate risk which arises naturally from imbalances in repricing, maturity and cash flow characteristics of the Bank's assets and liabilities. The ALCO is responsible for ensuring that the Board of Directors receives timely, accurate information regarding the Bank's interest rate risk position at least quarterly. The ALCO uses an outside consultant to perform rate shocks of the Bank's balance sheets, and to perform a variety of other analyses. The consultant's most recent review was as of May 31, 2002. At that time, in addition to modeling a 200 basis point rate shock, the consultant ran a 400 basis point rate shock in an increasing rate environment, with a flattening yield curve. These types of dynamic analyses give the ALCO a more thorough understanding of how the Bank's balance sheet will perform in a variety of rate environments. The model used by the consultant is based on expected cash flows and repricing characteristics for all financial instruments and incorporates assumptions regarding the impact of changing interest rates on the prepayment characteristics of these financial instruments. Assumptions based on the historical behavior of deposit rates and balances in relation to changes in interest rates are also incorporated into the model. These assumptions are inherently uncertain and, as a result, the model cannot precisely measure net interest income or precisely predict the impact of fluctuations in interest rates on net interest income.

Over $40 million (approximately 25%) of the Bank's commercial real estate portfolio shifted from fixed rate to variable rate during the first quarter. To mitigate the effect on net interest income of this shift in the loan portfolio from fixed rate to variable rate the ALCO consultant also modeled an interest rate swap for the Company. After the ALCO reviewed and discussed the consultant's model with the Board of Directors, the Bank entered into a $25 million, three year interest rate swap early in the second quarter, under which the Bank receives a fixed interest rate and pays prime.

Except for the changes in the commercial loan portfolio noted above, there have been no significant changes in the Company's risk profile, or management's risk management practices, since year-end.

                         MERCHANTS BANCSHARES, INC.
                                JUNE 30, 2002

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings
On October 19, 2001, a judgment was entered in the United States District Court for the District of Vermont for the Bank and against Pasquale and Vatsala Vescio on all of their claims. Those claims had been asserted as counterclaims to a foreclosure action by the Bank, and only the counterclaims remained at issue at the time of judgment. The judgment was based on a lengthy decision and findings of fact and conclusions of law by District Judge William K Sessions, III. An appeal has been filed by the Vescios in the United States Court of Appeals for the Second Circuit.

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

The Vescios have filed their brief on appeal, arguing that a request for jury trial was improperly denied, that they should have been granted a new trial, and that there was some "due process" violation arising from the non-reappointment for an additional term and/or recusal of the predecessor (bankruptcy) judge. The Bank has filed its brief, asserting why the Vescio's arguments are without merit. The Vescios have filed an optional reply brief. The appeal appears likely to be argued in October, 2002. The Bank believes that this appeal is without merit, and intends to defend the appeal vigorously.

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

In addition, upon completion of the Annual Meeting, the Directors' terms continue as follows:

        Name                   Term to Expire In

Leo O'Brien, Jr.                     2003
Michael G. Furlong                   2005
Robert A Skiff, Ph.D.                2005


Item 5 - Other Issues - NONE


Item 6 - Exhibits and Reports on Form 8-K

Exhibits:

99.1 Certification of Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2 Certification of Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Reports on Form 8-K:
The Company filed a report on Form 8-K/A on April 2, 2002, related to a change in the Company's independent auditors.

                         MERCHANTS BANCSHARES, INC.

                                  FORM 10-Q

                                JUNE 30, 2002

                                 SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       Merchants Bancshares, Inc.


                                       /s/ Joseph L. Boutin
                                       --------------------
                                       Joseph L. Boutin, President &
                                       Chief Executive Officer


                                       /s/ Janet P. Spitler
                                       --------------------
                                       Janet P. Spitler, Treasurer
                                       (Chief Financial Officer)

                                       August 14, 2002
                                       ---------------
                                       Date