Form 10-Q
period 2002-09-30
MERCHANTS BANCSHARES INC
filed 2002-11-14
CIK 726517

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2002
                                ------------------

                                     or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

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

   6,166,462 Shares of $0.01 Par Common Stock Outstanding November 8, 2002

                         MERCHANTS BANCSHARES, INC.

                             INDEX TO FORM 10-Q

PART I - FINANCIAL INFORMATION
ITEM 1   Financial Statements (Unaudited)

      Consolidated Balance Sheets
      September 30, 2002, and December 31, 2001                          1

      Consolidated Statements of Operations
      For the three months ended September 30, 2002 and 2001, and
      the nine months ended September 30, 2002 and 2001                  2

      Consolidated Statements of Comprehensive Income
      For the three months ended September 30, 2002 and 2001, and
      the nine months ended September 30, 2002 and 2001                  3

      Consolidated Statements of Cash Flows
      For the nine months ended September 30, 2002 and 2001              4

      Footnotes to Financial Statements as of September 30, 2002       5-6

ITEM 2   Management's Discussion and Analysis of Financial
         Condition and Results of Operations                          7-13

ITEM 3   Quantitative and Qualitative Disclosures about Market Risk     13

ITEM 4   Controls and Procedures                                        14

PART II - OTHER INFORMATION

ITEM 1   Legal Proceedings                                              15

ITEM 2   Changes in Securities                                        NONE

ITEM 3   Defaults upon Senior Securities                              NONE

ITEM 4   Submission of Matters to a Vote of Security Holders          NONE

ITEM 5   Other Information                                            NONE

ITEM 6   Exhibits and Reports on Form 8-K                               15

Signatures                                                              16

Certifications pursuant to Section 302
 of the Sarbanes - Oxley Act of 2002                               17 - 18

                         Merchants Bancshares, Inc.
                         Consolidated Balance Sheets


                                                               September 30,    December 31,
(In thousands except share and per share data)                      2002            2001
                                                               -------------    ------------
                                                                         Unaudited

ASSETS
  Cash and Due from Banks                                        $ 39,366         $ 35,688
  Federal Funds Sold and Securities Purchased
   Under Resale Agreements                                         12,000           51,000
  Investments:
    Securities Available for Sale                                 219,821          142,074
    Securities Held to Maturity                                    58,263           69,350
      (Fair Value of $61,794 and $71,308)
  Trading Securities                                                  796            1,030
                                                                 -------------------------
      Total Investments                                           278,880          212,454
                                                                 -------------------------
  Loans                                                           489,147          479,685
  Allowance for Loan Losses                                         8,679            8,815
                                                                 -------------------------
      Net Loans                                                   480,468          470,870
                                                                 -------------------------
  Federal Home Loan Bank Stock                                      3,632            3,620
  Bank Premises and Equipment, Net                                 11,507           11,837
  Investment in Real Estate Limited Partnerships                    3,564            3,581
  Other Real Estate Owned                                              46              225
  Other Assets                                                     11,248           11,192
                                                                 -------------------------
      Total Assets                                               $840,711         $800,467
                                                                 =========================

LIABILITIES
  Deposits:
    Demand                                                       $ 98,218         $ 92,065
    Savings, NOW and Money Market Accounts                        468,766          450,949
    Time Deposits $100 Thousand and Greater                        30,827           30,924
    Other Time                                                    146,437          137,874
                                                                 -------------------------
      Total Deposits                                              744,248          711,812
                                                                 -------------------------
  Demand Note Due U.S. Treasury                                     3,598            1,248
  Other Liabilities                                                 5,609            9,589
  Long-Term Debt                                                    2,211            2,255
                                                                 -------------------------
      Total Liabilities                                           755,666          724,904
                                                                 -------------------------

Commitments and Contingencies (Note 4)
STOCKHOLDERS' EQUITY
  Preferred Stock Class A Non-Voting
   Authorized - 200,000, Outstanding 0                                 --               --
  Preferred Stock Class B Voting
   Authorized - 1,500,000, Outstanding 0                               --               --
  Common Stock, $.01 Par Value                                         67               67
    Shares Authorized                            10,000,000
    Outstanding         Current Period            5,921,202
                        Prior Period              5,913,326
  Capital in Excess of Par Value                                   33,535           33,229
  Retained Earnings                                                54,126           48,885
  Treasury Stock (At Cost)                                        (10,736)         (10,834)
                        Current Period Shares       730,558
                        Prior Period Shares         738,434
  Deferred Compensation Arrangements                                3,097            2,859
  Accumulated Other Comprehensive Income                            4,956            1,357
                                                                 -------------------------
      Total Stockholders' Equity                                   85,045           75,563
                                                                 -------------------------
      Total Liabilities and Stockholders' Equity                 $840,711         $800,467
                                                                 =========================

The accompanying notes are an integral part of these consolidated financial statements.

                         Merchants Bancshares, Inc.
                    Consolidated Statements of Operations
                                  Unaudited


                                             Three Months Ended       Nine Months Ended
                                                September 30,           September 30,
(In thousands except per share data)           2002        2001        2002        2001
                                             -------------------     -------------------

INTEREST AND DIVIDEND INCOME
  Interest and Fees on Loans                 $ 8,498     $10,006     $25,681     $30,478
  Interest and Dividends on Investments
    U.S. Treasury and Agency Obligations       2,861       2,493       8,388       8,015
    Other                                        772       1,074       2,336       2,729
                                             -------------------------------------------
      Total Interest Income                   12,131      13,573      36,405      41,222
                                             -------------------------------------------

INTEREST EXPENSE
  Savings, NOW and Money Market Accounts       1,376       2,496       4,225       8,638
  Time Deposits $100 Thousand and Greater        311         384       1,004       1,174
  Other Time Deposits                          1,012       1,520       3,315       4,818
  Short-Term Borrowings                            6          20          20          72
  Long-Term Debt                                  20          21          59          50
                                             -------------------------------------------
      Total Interest Expense                   2,725       4,441       8,623      14,752
                                             -------------------------------------------
  Net Interest Income                          9,406       9,132      27,782      26,470
  Provision for Loan Losses                      (90)        (72)       (704)       (371)
                                             -------------------------------------------
  Net Interest Income after Provision
   for Loan Losses                             9,496       9,204      28,486      26,841
                                             -------------------------------------------

NONINTEREST INCOME
  Trust Company Income                           370         381       1,209       1,216
  Service Charges on Deposits                  1,021         975       2,974       2,926
  Gain (Loss) on Sale of Investments             173        (145)        173        (224)
  Other                                        1,149         797       1,831       2,100
                                             -------------------------------------------
      Total Noninterest Income                 2,713       2,008       6,187       6,018
                                             -------------------------------------------

NONINTEREST EXPENSES
  Salaries and Wages                           2,882       2,797       8,145       8,318
  Employee Benefits                              799         689       2,530       2,033
  Occupancy Expense, Net                         674         571       1,893       1,825
  Equipment Expense                              623         592       1,829       1,839
  Legal and Professional Fees                    337         554       1,086       1,506
  Marketing                                      273         390         784       1,086
  Equity in Losses of Real Estate
   Limited Partnerships                          318         233         965         633
  Vermont Franchise Taxes (Refunds)              206        (429)        608         (57)
  Other Real Estate Owned, Net                     6          69          81         182
  Other                                        1,237       1,261       3,595       3,657
                                             -------------------------------------------
      Total Noninterest Expenses               7,355       6,727      21,516      21,022
                                             -------------------------------------------
Income Before Income Taxes                     4,854       4,485      13,157      11,837
  Provision for Income Taxes                   1,381       1,152       3,661       2,984
                                             -------------------------------------------
NET INCOME                                   $ 3,473     $ 3,333     $ 9,496     $ 8,853
                                             ===========================================

Basic Earnings Per Common Share              $  0.56     $  0.55     $  1.54     $  1.45
Diluted Earnings Per Common Share            $  0.56     $  0.54     $  1.52     $  1.43

The accompanying notes are an integral part of these consolidated financial statements.

                         Merchants Bancshares, Inc.
               Consolidated Statements of Comprehensive Income
                                 (Unaudited)


                                                    Three Months Ended      Nine Months Ended
                                                      September 30,           September 30,
(In thousands)                                       2002        2001        2002        2001
                                                    ------------------     -------------------

Net Income as Reported                              $3,473      $3,333     $ 9,496     $ 8,853
Change in Net Unrealized Appreciation of
 Securities Available for Sale, Net of Tax           1,991       1,167       2,847       1,417
Change in Net Unrealized Appreciation
 of Derivatives Qualifying as Hedges, Net of Tax       499          --         878          --
Reclassification Adjustments for Securities
 (Gains)/Losses Included in Net Income,
 Net of Tax                                           (112)         94        (112)        145
                                                    ------------------------------------------
Comprehensive Income Before Transfers                5,851       4,594      13,109      10,415
Impact of Transfer of Securities from Available
 for Sale to Held to Maturity                           (2)         --         (14)         16
Impact of Transfer of Securities from Held to
 Maturity to Available for Sale                         --          --          --         402
                                                    ------------------------------------------
Comprehensive Income                                $5,849      $4,594     $13,095     $10,833
                                                    ==========================================

The accompanying notes are an integral part of these consolidated financial statements.

                         Merchants Bancshares, Inc.
                    Consolidated Statement of Cash Flows
                                 (Unaudited)


For the nine months ended Septmeber 30,                                     2002         2001
                                                                          ---------------------
(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                                $  9,496     $  8,853
Adjustments to Reconcile Net Income to Net Cash
 Provided by Operating Activities:
  Provision for Loan Losses                                                   (704)        (371)
  Depreciation and Amortization                                              2,675        1,643
  Net (Gains) Losses on Sales of Investment Securities                        (173)         224
  Net (Gains ) Losses on Disposition of Premises and Equipment                (257)           2
  Net Gains on Sales of Other Real Estate Owned                                (30)         (23)
  Equity in Losses of Real Estate Limited Partnerships                         982          633
Changes in Assets and Liabilities:
  (Increase) Decrease in Interest Receivable                                  (751)         335
  Decrease in Interest Payable                                                (682)        (854)
  Decrease in Other Assets                                                     389          115
  Decrease in Other Liabilities                                             (3,296)        (848)
                                                                          ---------------------
      Net Cash Provided by Operating Activities                              7,649        9,709
                                                                          ---------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from Sales of Investment Securities Available for Sale           26,046       25,628
  Proceeds from Maturities of Investment Securities Available for Sale      35,357       24,641
  Proceeds from Maturities of Investment Securities Held to Maturity        11,032       16,651
  Purchases of Investment Securities Available for Sale                   (135,648)     (36,978)
  Purchases of Investment Securities Held to Maturity                           --         (204)
  Loan Originations in Excess of Principal Payments                         (9,242)      (2,052)
  Purchases of Federal Home Loan Bank Stock                                    (12)        (258)
  Proceeds from Sales of Premises and Equipment                                479            9
  Proceeds from Sales of Other Real Estate Owned                               255          154
  Investments in Real Estate Limited Partnerships                             (964)        (670)
  Purchases of Premises and Equipment                                       (1,356)        (525)
                                                                          ---------------------
      Net Cash (Used in) Provided by Investing Activities                  (74,053)      26,396
                                                                          ---------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net Increase in Deposits                                                  32,436       32,488
  Net Increase (Decrease) in Other Borrowed Funds                            2,350       (1,816)
  Proceeds from Federal Home Loan Bank Advances                                 --        1,000
  Principal Payments on Debt                                                   (44)         (40)
  Cash Dividends Paid                                                       (3,422)      (3,249)
  Acquisition of Treasury Stock                                               (722)      (1,663)
  Increase in Deferred Compensation Arrangements                               239          251
  Proceeds from the Exercise of Employee Stock Options                         245           43
                                                                          ---------------------
      Net Cash Provided by Financing Activities                             31,082       27,014
                                                                          ---------------------

(Decrease) Increase in Cash and Cash Equivalents                           (35,322)      63,119
Cash and Cash Equivalents Beginning of Year                                 86,688       36,892
                                                                          ---------------------
Cash and Cash Equivalents End of Period                                   $ 51,366     $100,011
                                                                          =====================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Total Interest Payments                                                 $  9,305     $ 11,166
  Total Income Tax Payments                                                  4,650        4,800
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
  Distribution of Stock Under Deferred Compensation Arrangements                55           52
  Transfer of Securities from Held to Maturity to Available for Sale            --       29,125
  Distribution of Treasury Stock in Lieu of Cash Dividend                      833          640

The accompanying notes are an integral part of these consolidated financial statements.

                         MERCHANTS BANCSHARES, INC.
                             SEPTEMBER 30, 2002

NOTES TO FINANCIAL STATEMENTS:
See the Company's Annual Report on Form 10-K for additional information.

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

NOTE 2: EARNINGS PER SHARE
The following table presents a reconciliation of the calculations of basic and diluted earnings per share for the three and nine month periods ended September 30, 2002:


                                                       Weighted
                                              Net      Average     Per Share
Three Months Ended September 30, 2002       Income      Shares      Amount
                                            --------------------------------
                                               (In thousands except share
                                                  and per share data)

Basic Earnings Per Common Share:
  Net Income Available to Common
   Shareholders                             $3,473    6,172,672      $0.56
Diluted Earnings Per Common Share:
  Effect of Dilutive Stock Options              --       68,050
  Net Income Available to Common
   Shareholders Plus Assumed Conversions    $3,473    6,240,722      $0.56
                                            ==============================





                                                       Weighted
                                              Net      Average     Per Share
Nine Months Ended September 30, 2002        Income      Shares      Amount
                                            --------------------------------
                                               (In thousands except share
                                                  and per share data)

Basic Earnings Per Common Share:
  Net Income Available to Common
   Shareholders                             $9,496    6,159,731      $1.54
Diluted Earnings Per Common Share:
  Effect of Dilutive Stock Options              --       75,320
  Net Income Available to Common
   Shareholders Plus Assumed Conversions    $9,496    6,235,051      $1.52
                                            ==============================

Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding for the three and nine month periods ending September 30, 2002. As of September 30 2002, there were no anti-dilutive stock options outstanding.

NOTE 3: STOCK REPURCHASE PROGRAM
In January 2001 the Company's Board of Directors approved a stock repurchase program. In January 2002 the Board of Directors voted to extend the program until January 2003. Under the program, the Company is authorized to repurchase up to 300,000 shares of its own common stock. As of September 30, 2002, the Company had purchased 116,187 shares of its own common stock on the open market, at an average per share price of $20.53.

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

The Vescios have filed their brief on appeal, arguing that a request for jury trial was improperly denied, that they should have been granted a new trial, and that there was some "due process" violation arising from the non-reappointment for an additional term and/or recusal of the predecessor (bankruptcy) judge. The Bank has filed its brief, asserting why the Vescio's arguments are without merit. The Vescios have filed an optional reply brief. The appeal appears likely to be argued by the end of 2002, although no formal date has yet been set. The Bank believes that this appeal is without merit, and intends to defend the appeal vigorously.

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

                         MERCHANTS BANCSHARES, INC.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, this Quarterly Report on Form 10-Q may contain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934. Investors are cautioned that forward-looking statements are inherently uncertain. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. The forward-looking statements reflect our current views about future events and are subject to risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from those expressed in any forward-looking statement. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond the Company's control and which could materially affect actual results. The factors that could cause actual results to differ materially from current expectations include, among others, changes in general economic conditions in Vermont, changes in interest rates, changes in competitive product and pricing pressures among financial institutions within the Company's markets, and changes in the financial condition of the Company's borrowers. The forward-looking statements contained herein represent the Company's judgment as of the date of this Form 10-Q, and the Company cautions readers not to place undue reliance on such statements. For a more detailed discussion of factors that could affect the Company's results please refer to the Company's other SEC filings.

All adjustments necessary for a fair statement of the three and nine months ended September 30, 2002 and 2001, have been included in the financial statements. The information was prepared from the unaudited financial statements of Merchants Bancshares, Inc. (the "Company") and its subsidiaries, Merchants Bank (the "Bank"), Merchants Trust Company and Merchants Properties, Inc.

OVERVIEW
Merchants Bancshares, Inc. earned net income of $3.47 million, or basic and diluted earnings per share of 56 cents for the quarter ended September 30, 2002, compared to $3.33 million, or basic earnings per share of 55 cents and diluted earnings per share of 54 cents for the same period a year earlier. The return on average assets and return on average equity for the third quarter of 2002 were 1.68% and 16.95% respectively, compared to 1.71% and 18.51% for the third quarter of 2001. The Company earned $9.50 million, or basic earnings per share of $1.54 and diluted earnings per share of $1.52 for the nine months ended September 30, 2002, compared to $8.85 million or basic earnings per share of $1.45 and diluted earnings per share of $1.43 for the same period in 2001. The return on average assets and return on average equity for the nine months ended September 30, 2002, were 1.56% and 16.07% respectively, compared to 1.56% and 16.85% respectively.

RESULTS OF OPERATIONS
Net Interest Income: Net interest income for the third quarter of 2002 was $9.4 million compared to $9.1 million for the third quarter of 2001, and was $27.8 million for the first three quarters of 2002, compared to $26.5 million for the first three quarters of 2001. The quarterly yields on interest earning assets decreased 121 basis points and the quarterly cost of interest bearing liabilities decreased 122 basis points compared with the third quarter of 2001. These decreases are primarily the result of the low interest rate environment in existence throughout 2002. The Bank's net yield on interest earning assets, or net interest margin, decreased 18 basis points from the third quarter of 2001 to the third quarter of 2002, and decreased two basis points from the fourth quarter of 2001 to the third quarter of this year. At the same time the Bank's interest rate spread increased slightly from the third quarter of 2001 to the third quarter of 2002, and increased 10 basis points from the fourth quarter of 2001 to the third quarter of 2002. The Bank's mix of interest earning assets has changed over the course of the last year, a larger portion of the Bank's interest earning asset base is in the investment portfolio, which earns approximately 200 basis points less than the loan portfolio. The Bank continues to fund the loan and investment portfolios with short-term, inexpensive core deposits, the average rate paid on interest bearing deposits has decreased 122 basis points from the third quarter of 2001 to the third quarter of 2002, and averaged 1.67% during the quarter. The schedule on pages 10 and 11 shows the yield analysis for the periods reported.

The makeup of the Bank's loan portfolio has continued to shift over the course of the year. The commercial real estate portfolio has experienced a substantial shift from fixed rate to lower yielding variable rate loans during 2002.

The fixed rate commercial real estate portfolio has decreased by approximately $66 million, and the variable rate portfolio has increased by a similar amount. The average rate on these loans decreased more than 300 basis points. Since the end of last year the Bank's commercial real estate portfolio, which comprised approximately 38% of the loan portfolio at December 31, 2001, has shifted from a mix of 72% fixed rate and 28% variable rate to 32% fixed rate and 68% variable rate. This had the impact of reducing interest income on this portion of the loan portfolio. To mitigate the effect on interest income of this shift in the loan portfolio from fixed rate to variable rate, the Bank entered into a $25 million, three year, interest rate swap early in the second quarter. The Bank received a fixed interest rate and paid prime under this swap. As of September 30, 2002, this interest rate swap had a fair market value of $1.3 million. The Bank terminated the swap and realized a $1.3 million gain during October, 2002. The gain will be accreted into income monthly, using the effective yield method, through April 2005.

Provision for Loan Losses: The Bank continued to have success at recovering previously charged off obligations during the first nine months of 2002. The Bank recorded gross recoveries of $90 thousand and $704 thousand and gross charge-offs of $116 thousand and $136 thousand for the third quarter and first nine months of 2002, respectively. The recoveries have been recorded as a negative provision for loan losses. See the discussion of Non-Performing Assets on pages 12 and 13 for more information on the allowance for loan losses.

Non-interest income: Total noninterest income increased $705 thousand during the third quarter of 2002, and $169 thousand for the first nine months of 2002 compared to the same periods in 2001. Other noninterest income increased by $352 thousand during the third quarter of 2002, and decreased by $269 thousand for the first nine months of this year. There have been a number of nonrecurring items recognized during both years that impact this change:
* The Bank sold a branch building during the third quarter of 2002 for a gain of $562 thousand. Of that amount, $272 thousand has been recognized as income during the current quarter. The Bank has leased back the portion of the building that serves as a branch, the balance of the gain of $290 thousand associated with the remaining portion of the building has been deferred and will be accreted into income over 10 years, the term of the lease;
* The Bank recognized net income of $449 thousand from resolution of a claim by the Company against its previous insurance carrier during the third quarter of 2002. In this claim the Company had sought reimbursement for amounts paid by the Company in previous fiscal years to defend and settle certain litigation against the Company and others.
Nonrecurring items from 2001 included:
* The Bank sold its credit card merchants servicing portfolio during the third quarter of 2001 generating a gain of $81 thousand on that transaction;
* The Bank received a $622 thousand refund of its 1999 Vermont Franchise taxes during the third quarter of 2001 and received related interest totaling $115 thousand, which was included in Other non-interest income;
* The Bank received litigation proceeds totaling $265 thousand during the second quarter of 2001;
* The Bank recognized a gain of $53 thousand upon the sale of a portion of its loan servicing portfolio during the first quarter of 2001.

Additionally, credit card non-interest income has decreased by $245 thousand during 2002 as a result of the sale of the portfolio during the fourth quarter of 2001.

Non-interest expenses: Total non-interest expenses for the third quarter of 2002 increased $628 thousand compared to the third quarter of 2001, and $494 thousand for the first nine months of 2002 versus the first nine months of 2001. Salaries and wages increased $85 thousand and decreased $173 thousand respectively, due primarily to changes in estimates of anticipated incentive payments. Employee benefits increased $110 thousand and $497 thousand respectively. During the first nine months of this year the Company recognized pension expense totaling $75 thousand compared to income of $179 thousand in the first nine months of 2001, the amount for 2001 included a one-time adjustment of $119 thousand. The Company's pension plan, frozen in 1995, has historically generated income for the Company, as the value of the plan assets has grown faster than the projected benefit obligation. Currently the projected growth in the value of plan assets is lower than the forecasted growth in the projected benefit obligation. Additionally, the Company's health insurance expense increased by $33 thousand over the same quarter a year ago, and $128 thousand year to date. Legal and Professional fees decreased $217 thousand and $420 thousand respectively, primarily due to the timing of expenses as the Bank defended itself or settled certain ongoing litigation. Marketing expenses were down $117 thousand and $302 thousand respectively, due primarily to the timing of anticipated expenses related to the opening of a planned new branch location. The Bank received a $622 thousand refund of its 1999 Vermont franchise taxes during the third quarter of 2001. The refund was related to a net operating loss generated for State tax purposes in 1999.

The Bank has continued its practice of investing in low income and elderly housing partnerships. These partnerships provide tangible support in our communities for those most in need, as well as providing tax benefits. The expense related to these investments increased $85 thousand for the third quarter and $332 thousand year-to-date, compared to the same periods in 2001.

BALANCE SHEET ANALYSIS
Deposit growth has been strong for the first nine months of 2002. Average deposits for the third quarter of 2002 were $28.2 million higher than the fourth quarter of 2001, and quarter end balances were $32.4 million higher than year end 2001. Annualized average deposit growth for 2002 is 5.2%; annualized average deposit growth during the third quarter was 9.3%.

Quarter end loan balances were $9.5 million higher than year-end balances, and average total loans increased $2.5 million from the fourth quarter of 2001 to the third quarter of 2002. The increase in the average loan balances was primarily due to an increase of $11.8 million in average commercial and industrial loan balances and $2.7 million in average residential real estate balances, while commercial real estate balances decreased $6.9 million. The increase in commercial and industrial loans is the result of the Bank's success with its sustained statewide calling program. Additionally, market conditions have been more favorable, and the Bank has been able to obtain new business without compromising price or credit standards. The increase in residential real estate is due to the continued success of the Bank's streamlined residential mortgage product and the low interest rate environment during the first three quarters of the year.

The Bank's average investment portfolio increased $71.7 million from the fourth quarter of 2001 to the third quarter of 2002, and quarter end balances were $66.4 million higher than the fourth quarter of 2001. At the same time the Bank's average short-term funds position decreased by $41.6 million as the Bank re-deployed these funds into the investment portfolio.

In the ordinary course of business the Bank makes commitments for possible future extensions of credit. On September 30, 2002, the Bank was obligated to fund $6.4 million of standby letters of credit. No losses are anticipated in connection with these commitments.

INCOME TAXES
The Company and its subsidiaries are taxed on income by the IRS at the federal level. The State of Vermont levies franchise taxes on banks based upon average deposit levels in lieu of taxing income. Franchise taxes are included in non-interest expenses in the consolidated statements of operations.

Total income tax expense was $1.38 million and $3.66 million for the third quarter of 2002 and the first nine months of 2002 respectively, compared to $1.15 million and $2.98 million for the same periods in 2001. The Company recognized favorable tax benefits of $343 thousand and $1 million for the third quarter of 2002 and the first nine months of 2002 respectively, compared to $356 thousand and $1.1 million for the same periods in 2001, representing the amount of the income tax credits earned during those periods. The
Company's statutory tax rate was 35% for all periods. The recognition of low income housing tax credits has contributed to the Company's effective tax rate of 28% for the nine months ended September 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity, as it pertains to banking, can be defined as the ability to generate cash in the most economical way to satisfy loan demand, deposit withdrawal demand, and to meet other business opportunities which require cash. The Bank has a number of sources of liquid funds; including $25 million in available Federal Funds lines of credit at September 30, 2002; an overnight line of credit with the Federal Home Loan Bank (FHLB) of $15 million; an estimated additional borrowing capacity with FHLB of $118 million; and the ability to borrow $60 million through the use of repurchase agreements, collateralized by the Bank's investments, with certain approved counterparties.

                         Merchants Bancshares, Inc.
                          Supplemental Information
                                  Unaudited


                                                                    Three Months Ended
                                            ------------------------------------------------------------------
                                                  September 30, 2002                 September 30, 2001
(In thousands)                              -------------------------------    -------------------------------
                                                        Interest                           Interest
                                            Average      Income/    Average    Average      Income/    Average
(Fully Taxable Equivalent)                  Balance      Expense     Rate      Balance      Expense     Rate
                                            -------     --------    -------    -------     --------    -------

INTEREST EARNING ASSETS
  Loans (1)                                 $480,743     $ 8,512     7.02%     $481,954    $10,018      8.25%
  Taxable Investments                        278,404       3,557     5.07%      195,769      3,134      6.35%
  Federal Funds Sold and Securities
   Purchased Under Agreements to Resell       17,815          76     1.69%       49,441        433      3.47%
                                            -----------------------------      -----------------------------
Total Interest Earning Assets               $776,962     $12,145     6.20%     $727,164    $13,585      7.41%
                                            =============================      =============================

INTEREST BEARING LIABILITIES
  Savings, NOW and Money Market Deposits    $467,073     $ 1,376     1.17%     $442,898    $ 2,496      2.24%
  Time Deposits                              174,540       1,323     3.01%      161,780      1,904      4.67%
                                            -----------------------------      -----------------------------
      Total Savings and Time Deposits        641,613       2,699     1.67%      604,678      4,400      2.89%

  Short-Term Borrowings                        1,794           6     1.33%        2,333         20      3.40%
  Long-Term Debt                               2,388          20     3.32%        2,465         21      3.38%
                                            -----------------------------      -----------------------------
Total Interest Bearing Liabilities           645,795       2,725     1.67%      609,476      4,441      2.89%

Other Liabilities & Stockholders' Equity
 (Net of Non-Interest Earning Assets)        131,167                            117,688
                                            --------                           --------

Total Liabilities & Stockholders' Equity
 (Net of Non-Interest Earning Assets)       $776,962                           $727,164
                                            ========                           ========

Rate Spread                                                          4.53%                              4.52%
                                                                     ====                               ====

Net Yield on Interest Earning Assets                                 4.81%                              4.99%
                                                                     ====                               ====

<F1>  Includes principal balance of non-accrual loans and fees on loans.

                         Merchants Bancshares, Inc.
                          Supplemental Information
                                  Unaudited


                                                                    Nine Months Ended
                                            ------------------------------------------------------------------
                                                  September 30, 2002                 September 30, 2001
(In thousands)                              -------------------------------    -------------------------------
                                                        Interest                           Interest
                                            Average      Income/    Average    Average      Income/    Average
(Fully Taxable Equivalent)                  Balance      Expense     Rate      Balance      Expense     Rate
                                            -------     --------    -------    -------     --------    -------

INTEREST EARNING ASSETS
  Loans (1) (2)                             $475,173     $25,545     7.19%     $479,315    $30,528      8.52%
  Taxable Investments                        260,027      10,403     5.35%      200,446      9,825      6.55%
  Federal Funds Sold and Securities
   Purchased Under Agreements to Resell       25,695         321     1.67%       29,107        919      4.22%
                                            -----------------------------      -----------------------------
Total Interest Earning Assets               $760,895     $36,269     6.37%     $708,868    $41,272      7.78%
                                            =============================      =============================

INTEREST BEARING LIABILITIES
  Savings, NOW and Money Market Deposits    $457,021     $ 4,225     1.24%     $428,930      $ 8,638    2.69%
  Time Deposits                              173,348       4,319     3.33%      160,978        5,992    4.98%
                                            -----------------------------      -----------------------------
      Total Savings and Time Deposits        630,369       8,544     1.81%      589,908       14,630    3.32%

  Federal Funds Purchased                         --          --                    131            6    6.12%
  Short-Term Borrowings                        1,858          20     1.44%        2,065           66    4.27%
  Long-Term Debt                               2,411          59     3.27%        2,068           50    3.23%
                                            -----------------------------      -----------------------------
Total Interest Bearing Liabilities           634,638       8,623     1.82%      594,172       14,752    3.32%

Other Liabilities & Stockholders' Equity
 (Net of Non-Interest Earning Assets)        126,257                            114,696
                                            --------                           --------

Total Liabilities & Stockholders' Equity
 (Net of Non-Interest Earning Assets)       $760,895                           $708,868
                                            ========                           ========

Rate Spread                                                          4.55%                              4.46%
                                                                     ====                               ====

Net Yield on Interest Earning Assets                                 4.86%                              5.00%
                                                                     ====                               ====

<F1>  Includes principal balance of non-accrual loans and fees on loans.
<F2>  Excludes prepayment fees of $165 related to early payments by certain loan customers in the first quarter of 2002.

NON-PERFORMING ASSETS AND THE ALLOWANCE FOR LOAN LOSSES
-------------------------------------------------------

The following tables summarize the Bank's non-performing assets as of September 30, 2002, December 31, 2001, and September 30, 2001:


(In thousands)                       September 30, 2002    December 31, 2001    September 30, 2001
                                     -------------------------------------------------------------

Nonaccrual Loans                           $2,009                $2,412               $2,580
Loans Past Due 90 Days or More
 and Still Accruing                            81                    --                  228
Restructured Loans                          1,796                   198                  201
                                           -------------------------------------------------
Total Non-performing Loans (NPL)            3,886                 2,610                3,009
Other Real Estate Owned                        46                   225                1,590
                                           -------------------------------------------------
Total Non-performing Assets (NPA)          $3,932                $2,835               $4,599
                                           =================================================

Significant events affecting the categories of NPA are discussed below:

Nonaccrual Loans:
-----------------
      During the first nine months of 2002 approximately $1.3 million in reductions to nonaccrual loans were offset in part by approximately $875 thousand of additions. The reductions resulted primarily from the refinance of two commercial relationships, totaling approximately $610 thousand, the payoff or return to accrual of several small commercial loans, chargeoffs, and scheduled loan payments. Loans comprising seven small retail and commercial relationships were placed in nonaccrual during the third quarter.

Loans Past Due 90 Days or More and still accruing:
--------------------------------------------------
      Loans past due 90 days increased $81 thousand during the first nine months of 2002. Management does not believe this increase represents a significant trend, and the variation in this category is consistent with the Bank's experience in this category over the last several years.

Restructured Loans:
-------------------
      The increase in this category stems from the restructuring of one loan to a customer that supplies services to the telecommunications industry. Payments are current and interest income is recognized on a cash basis.

Other Real Estate Owned (OREO):
-------------------------------
      The $179 thousand net decrease in the Bank's OREO portfolio during the first nine months of 2002 is primarily attributable to the third quarter sale of a building partially occupied by the Bank.

The Allowance for Loan Losses ("Allowance") is based on management's estimate of the amount required to reflect the risks in the loan portfolio, based on circumstances and conditions at each reporting date. Merchants Bank reviews the adequacy of the Allowance at least quarterly. Factors considered in evaluating the adequacy of the Allowance include previous loss experience, current economic conditions and their effect on the borrowers, the performance of individual loans in relation to contract terms and estimated fair values of properties to be foreclosed. The method used in determining the amount of the Allowance is not based on maintaining a specific percentage of Allowance to total loans or total nonperforming assets. Rather, the methodology is a comprehensive analytical process of assessing the credit risk inherent in the loan portfolio. This assessment incorporates a broad range of factors, which indicate both general, and specific credit risk, as well as a consistent methodology for quantifying probable credit losses. Losses are charged against the Allowance when management believes that the collectibility of principal is doubtful. To the extent management determines the level of anticipated losses in the portfolio has significantly increased or diminished, the Allowance is adjusted through current earnings. As part of the Bank's analysis of specific credit risk, detailed and extensive reviews are done on larger credits and problematic credits identified on the watched asset list, nonperforming asset listings and internal credit rating reports. An outside loan review firm examines the Bank's commercial loan portfolio three times per year. Over the course of the year, approximately 75% of commercial loan balances are reviewed, including all relationships over $750 thousand and classified loans over $100 thousand. Issues addressed by the loan review process include the accuracy of the Bank's internal risk ratings system, loan quality, and adequacy of the Allowance. Loans deemed impaired at September 30,

2002, totaled $2.2 million, of this total $2.0 million are included as non-performing assets in the table above. Impaired loans have been allocated $838 thousand of the Allowance.

The Allowance level reflects management's current strategies and efforts to maintain the Allowance at a level adequate to provide for loan losses based on an evaluation of known and inherent risks in the loan portfolio. Among the factors that management considers in establishing the level of the Allowance are overall findings from an analysis of individual loans, the overall risk characteristics and size of the loan portfolio, past credit loss history, management's assessment of current economic and real estate market conditions and estimates of the current value of the underlying collateral.

The following table reflects the Bank's non-performing asset and coverage ratios as of September 30, 2002, December 31, 2001, and September 30, 2001:


                                       September 30, 2002    December 31, 2001    September 30, 2001
                                       -------------------------------------------------------------

Non-performing Loans to Total Loans          0.79%                 0.54%                0.63%
Non-performing Assets to Total
 Loans plus Other Real Estate Owned          0.80%                 0.59%                0.96%
Allowance for Loan Losses to
 Total Loans                                 1.77%                 1.84%                2.07%
Allowance for Loan Losses to
 Non-performing Loans                         223%                  338%                 328%
Allowance for Loan Losses to
 Non-performing Assets                        221%                  311%                 215%
                                             -----------------------------------------------

Management considers the balance of the Allowance adequate at September 30, 2002.

ITEM 3 -    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Bank's Asset-Liability committee (ALCO) is responsible for evaluating and managing the interest rate risk which arises naturally from imbalances in repricing, maturity and cash flow characteristics of the Bank's assets and liabilities. The ALCO is responsible for ensuring that the Board of Directors receives timely, accurate information regarding the Bank's interest rate risk position at least quarterly. The ALCO uses an outside consultant to perform rate shocks of the Bank's balance sheets, and to perform a variety of other analyses. The consultant's most recent review was as of August 31, 2002. At that time, in addition to modeling a 200 basis point rate shock, the consultant ran a 200 and 400 basis point rate shock in an increasing rate environment, with a flattening yield curve. These types of dynamic analyses give the ALCO a more thorough understanding of how the Bank's balance sheet will perform in a variety of rate environments. The model used by the consultant is based on expected cash flows and repricing characteristics for all financial instruments and incorporates assumptions regarding the impact of changing interest rates on the prepayment characteristics of these financial instruments. Assumptions based on the historical behavior of deposit rates and balances in relation to changes in interest rates are also incorporated into the model. These assumptions are inherently uncertain and, as a result, the model cannot precisely measure net interest income or precisely predict the impact of fluctuations in interest rates on net interest income.

Over $66 million (approximately 38%) of the Bank's commercial real estate portfolio shifted from fixed rate to variable rate during 2002. To mitigate the effect on net interest income of this shift in the loan portfolio from fixed rate to variable rate the Bank entered into a $25 million, three year interest rate swap early in the second quarter, under which the Bank receives a fixed interest rate and pays prime. The swap was terminated in early October 2002 for a gain of $1.3 million, which will be accreted into income through April 2005.

Except for the changes in the commercial loan portfolio noted above, there have been no significant changes in the Company's risk profile, or management's risk management practices, since year-end.

ITEM 4 -    CONTROLS AND PROCEDURES

Merchants Bancshares, Inc. management, including the Chief Executive Officer and the Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

                         MERCHANTS BANCSHARES, INC.
                             SEPTEMBER 30, 2002

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

The Vescios have filed their brief on appeal, arguing that a request for jury trial was improperly denied, that they should have been granted a new trial, and that there was some "due process" violation arising from the non-reappointment for an additional term and/or recusal of the predecessor (bankruptcy) judge. The Bank has filed its brief, asserting why the Vescio's arguments are without merit. The Vescios have filed an optional reply brief. The appeal appears likely to be argued by the end of 2002, although no formal date has yet been set. The Bank believes that this appeal is without merit, and intends to defend the appeal vigorously.

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

Item 3 - Defaults upon Senior Securities - NONE

Item 4 - Submission of Matters to a Vote of Security Holders - NONE

Item 5 - Other Issues - NONE

Item 6 - Exhibits and Reports on Form 8-K

Exhibits:

99.1 Certification of Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2 Certification of Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                         MERCHANTS BANCSHARES, INC.

                                  FORM 10-Q

                             SEPTEMBER 30, 2002

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


                                       Merchants Bancshares, Inc.


                                       /s/ Joseph L. Boutin
                                       --------------------
                                       Joseph L. Boutin, President &
                                       Chief Executive Officer


                                       /s/ Janet P. Spitler
                                       --------------------
                                       Janet P. Spitler, Treasurer
                                       (Chief Financial Officer)

                                       November 14, 2002
                                       -----------------
                                       Date

                         MERCHANTS BANCSHARES, INC.
   CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION
I, Joseph L. Boutin, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Merchants Bancshares, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a - 14 and 15d-14) for the registrant and we have:

    (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002


/s/ Joseph L. Boutin
--------------------
Joseph L. Boutin
President and Chief Executive Officer

                         MERCHANTS BANCSHARES, INC.
   CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION
-------------
I, Janet P. Spitler, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Merchants Bancshares, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a - 14 and 15d-14) for the registrant and we have:

    (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002


/s/Janet P. Spitler
-------------------
Janet P. Spitler
Treasurer
(Chief Financial Officer)