Form 10-K
period 2002-12-31
MERCHANTS BANCSHARES INC
filed 2003-03-27
CIK 726517

Dear Fellow Shareholders:

A look at Merchants Bank in 2002 reveals an $850 million community bank that competes in Vermont with some of the largest banks in the country, four sizable credit unions and a plethora of smaller community banks in a slow-growth market. Every day we ask ourselves, "Where is our niche, and where do we add value?"

Our answers are based on a fundamental belief that the customer ultimately determines our relevance. We target the most discriminating customer because if that customer is satisfied with our products and services, a broad spectrum of the marketplace will be as well.

Who is our target customer? We believe that she is middle-income and the financial decision-maker in her household or small business. She makes decisions based on value and efficiency. Her high expectations drive our service standards and our product offerings. We have responded to her direction and developed a streamlined product family with no hidden fees that is straightforward and efficient, easy to understand, use and deliver.

The cornerstone of our delivery system is a neighborhood branch office with an average of four employees. Led by a branch president, each team is expected to serve most of their customers' basic financial needs right at the branch. It is the responsibility of each team to know their customers, their prospects, and the opportunities to be of service to both.

For the past eight years we have been promoting our Free Checking for Life(R) account, which has successfully netted us 46,000 active accounts with just over $96 million in deposits. Our retention rates exceed industry averages by a wide margin due in part to the attractiveness of the product and the level of service we provide in our neighborhood locations. We attract new customers using direct mail campaigns and, to a lesser extent, media advertising. At the same time we are discovering that word of mouth is one of our most effective marketing tools. Our reputation for outstanding service is preceding us, and many of our sales are a result of a direct referral by an existing satisfied customer.

Our goal is to achieve a 99% customer satisfaction response rate. We focus on building relationships with our customers and have invested in a highly trained professional staff who can deliver the appropriate financial product or service. A key component of our delivery system is the technology infrastructure we have developed to handle transactions efficiently and to provide our branch personnel with the materials they need to serve their customers immediately.

We are a margin driven bank. Few of our products have maintenance fees, although our transaction accounts have accommodation fees for overdraft services, which generate approximately $2.6 million in annual revenue. The margin has come under pressure of late due in part to the current interest rate environment. Our investment portfolio has had to carry a greater share of the earnings load for the past three years, as we have experienced reductions in our loan to deposit ratio. We made a decision in the middle of last year to place a greater emphasis on generating new loan growth in key product areas where we feel we have market opportunities, acceptable credit risk and an opportunity to establish a long-term relationship. These additional efforts to generate new loan growth should help to offset some of our recent margin compression.

While the customer may be at the center of our product and service decision making, we are ever mindful of your earnings expectations. Our financial objectives of 1.5% ROA and 15% ROE have not changed for the past 7 years. It was a challenge to meet these expectations in 2002, and we expect 2003 to be even more challenging.

Thank you for your continued support.

Sincerely,


/s/ Joseph L. Boutin                   /s/ Raymond C. Pecor

Joseph L. Boutin                       Raymond C. Pecor
President & Chief Executive Officer    Chairman of the Board

===========================================================================

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended December 31, 2002

                                     or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from __________ to __________.

                       Commission file number 0-11595

                         MERCHANTS BANCSHARES, INC.
           (Exact name of registrant as specified in its charter)

            Delaware                                        03-0287342
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)

275 Kennedy Drive, South Burlington, Vermont                   05403
   (Address of principal executive office)                  (Zip Code)

Registrant's telephone number, including area code    (802) 658-3400

Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of each
            Title of each class                exchange on which registered
   Common Stock, par value $.01 per share                 NASDAQ

         Securities registered pursuant to section 12(g) of the Act:

                                    None
                       ------------------------------
                              (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                         [X]  Yes      [ ]  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
                         [ ]  Yes      [ ]  No

The aggregate market value of the registrant's voting common stock held by non-affiliates is $148,618,554 as computed using the average bid and asked prices as reported on the NASDAQ, as of March 7, 2003.

The number of shares outstanding for each of the registrant's classes of common stock, as of March 7, 2003, is:

                Class: Common stock, par value $.01 per share
                        outstanding: 6,185,996 shares

                     DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement to Shareholders for the year ended December 31, 2002, for the Registrant's Annual Meeting of Shareholders to be held on April 29, 2003, are incorporated herein by reference to Part III.
===========================================================================

FORM 10-K

The following is a copy, except for the exhibits, of the Annual Report of Merchants Bancshares, Inc. (the "Company") on Form 10-K for the year ended December 31, 2002, filed with the Securities and Exchange Commission (the "SEC").

                              TABLE OF CONTENTS


Part I                                                                                      Page Reference
----------------------------------------------------------------------------------------------------------

Item 1-Business                                                                                  3-10
Item 2-Properties                                                                                 10
Item 3-Legal Proceedings                                                                          10
Item 4-Submission of Matters to a Vote of Security Holders                                        10

Part II
----------------------------------------------------------------------------------------------------------
Item 5-Market for Registrant's Common Equity and Related Stockholder Matters                      11
Item 6-Selected Financial Data                                                                    11
Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations      14
Item 7a-Quantitative and Qualitative Disclosures about Market Risk                              31-33
Item 8-Financial Statements and Supplementary Data                                              34-61
Item 9-Changes in and Disagreements with Accountants on Accounting and Financial Disclosures      62

Part III*
----------------------------------------------------------------------------------------------------------
Item 10-Directors and Executive Officers of the Registrant                                        62
Item 11-Executive Compensation                                                                    62
Item 12-Security Ownership of Certain Beneficial Owners and Management                            62
Item 13-Certain Relationships and Related Party Transactions                                      62
Item 14-Controls and Procedures                                                                   62

Part IV **
----------------------------------------------------------------------------------------------------------
Item 15-Exhibits, Financial Statement Schedules, and Reports on Form 8-K                        63-64
Signatures                                                                                        65
Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002                        66-67

--------------------
* The information required by Part III is incorporated herein by reference from the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 29, 2003.
** A list of exhibits in the Form 10-K is set forth on the Exhibit Index included in the Form 10-K filed with the SEC and incorporated herein by reference. Copies of any exhibit to the Form 10-K may be obtained from the Company by contacting Shareholder Communications, Merchants Bancshares, Inc., P.O. Box 1009, Burlington, VT 05402. All financial statement schedules are omitted since the required information is included in the consolidated financial statements of the Company and notes thereto in the Annual Report.

                         FORWARD-LOOKING STATEMENTS

Except for the historical information contained herein, this Annual Report on Form 10-K of the Company may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including, without limitation,

      (i) the fact that the Company's success is dependent upon general economic conditions in Vermont and Vermont's ability to attract new business;

      (ii) the fact that the Company's earnings depend to a great extent upon the level of net interest income (the difference between interest income earned on loans and investments and the interest expense paid on deposits and other borrowings) generated by the Company and thus the Company's results of operations may be adversely affected by increases or decreases in interest rates;

      (iii) the fact that the banking business is highly competitive and the profitability of the Company depends upon the Company's ability to attract loans and deposits in Vermont, where the Company competes with a variety of traditional banking and nontraditional institutions such as credit unions and finance companies;

      (iv) the fact that at December 31, 2002, a significant portion of the Company's loan portfolio was comprised of commercial loans, exposing the Company to the risks inherent in financings based upon analyses of credit risk, the value of underlying collateral, including real estate, and other more intangible factors, which are considered in making commercial loans;

      (v) approximately 80% of the Company's loan portfolio is comprised of real estate loans exposing the Company to the risks inherent in financings based upon analyses of credit risk and the value of underlying collateral. Accordingly, the Company's profitability may be negatively impacted by errors in risk analyses, by loan defaults, and the ability of certain borrowers to repay such loans may be adversely affected by any downturn in general economic conditions;

      (vi) acts or threats of terrorism and actions taken by the United States or other governments as a result of such acts or threats, including possible military action, could further adversely affect business and economic conditions in the United States generally and in our markets, which could have an adverse effect on our financial performance and that of our borrowers and on the financial markets and the price of our common stock;

      (vii) changes in the extensive laws, regulations and policies governing bank holding companies and their subsidiaries could alter our business environment or affect our operations; and

      (viii) the potential need to adapt to industry changes in information technology systems, on which we are highly dependent, could present operational issues or require significant capital spending.

These factors, as well as general economic and market conditions in the United States, may materially and adversely affect the market price of shares of the Company's common stock. Because of these and other factors, past financial performance should not be considered an indicator of future performance. The forward-looking statements contained herein represent the Company's judgment as of the date of this Form 10-K, and the Company cautions readers not to place undue reliance on such statements.

                                   PART I

ITEM 1-BUSINESS

GENERAL

Merchants Bancshares, Inc. (the "Company") is a bank holding company originally organized under Vermont law in 1983 (subsequently reincorporated in Delaware) for the purposes of owning all of the outstanding capital stock of Merchants Bank (the "Bank") and providing greater flexibility in helping the Company achieve its business objectives. The Bank, which is the Company's primary subsidiary, is a Vermont commercial bank with 33 full-service offices.

The Bank was organized in 1849 and assumed a national bank charter in 1865, becoming The Merchants National Bank of Burlington, Vermont. On September 6, 1974, the Bank converted its national charter to a Vermont state commercial bank charter, adopting its current name, Merchants Bank. Since 1971 the Company has acquired seven Vermont banking institutions by merger, and the deposits of two other Vermont banks. As of December 31, 2002, the Company operated one of the largest commercial banking operations in Vermont, with deposits totaling $755 million, loans of $496 million, and total assets of $854 million.

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

Merchants Trust Company (the "Trust Company"), a wholly owned subsidiary of the Bank, is a Vermont corporation chartered in 1870 for the purpose of offering fiduciary services including trust management and administration, investment management and estate settlement services. The Trust Company also operates a brokerage office through Allegheny Investments, Ltd. As of December 31, 2002, the Trust Company had fiduciary responsibility for assets having a market value in excess of $300 million, of which more than $190 million constituted managed assets. Total revenue of the Trust Company for 2002, excluding income from the settlement of certain litigation of $449 thousand, was $1.6 million; total expenses were $1.3 million. The Trust Company's net income is included in the consolidated tax return of its parent company, the Bank.

Merchants Properties, Inc., a wholly owned subsidiary of the Company, was organized for the purpose of developing and owning affordable rental housing units throughout Vermont. As of December 31, 2002, Merchants Properties, Inc. owned one development located in Enosburg, Vermont, consisting of a 24-unit low-income family rental housing project. Total assets of Merchants Properties, Inc. at December 31, 2002, were $1.1 million.

RETAIL SERVICES

The Bank offers a variety of consumer financial products and services designed to satisfy the deposit and loan needs of its retail customers. The Bank's retail products include interest bearing and non-interest bearing checking accounts, money market accounts, club accounts, and short-term and long-term certificates of deposit. The Bank also offers customary check collection services, wire transfers, safe deposit box rentals, and automated teller machine (ATM) cards and services. Credit programs include secured and unsecured installment lending, debit cards, home equity lines of credit, and home mortgages.

Free Checking For Life(R) is available to all applicants of "good standing" in its market area, and is free of monthly service charges for the life of the account. The only requirement is that the customer accept check truncation as a condition to holding the account. The account pays interest on higher balances with a tiered rate structure. No minimum balance is required.

Using the Free Checking For Life(R) Check Card, in addition to standard ATM transactions, customers can pay for purchases at locations that accept VISA(R). The Bank continues to offer BankLYNX(SM) ATM cards. With expanded automated overdraft protection, customers can use a money market account and/or a home equity line of credit as overdraft protection for a checking account. The customer may choose either or both accounts to cover overdrafts.

The Bank offers MoneyLYNX(R) money market accounts as its primary savings vehicle. MoneyLYNX(R) pays interest at tiered levels beginning with the first dollar in the account, and charges fees only under certain limited circumstances.

The Bank's flexible certificate of deposit instrument, TimeLYNX(R), allows for multiple deposits and penalty free withdrawals within regulatory guidelines.

The Bank offers ATF (automatic transfer of funds) to cover overdrafts, EFT (electronic funds transfer) to automate transfers between accounts, and the PhoneLYNX(R) telephone banking system. The Bank offers eLYNX(R), a free online banking service as well as a bill payment service delivered via the Internet, which has proven to be a popular addition.

Each of the Bank's 33 full-service branch offices is led by a branch president who has lending responsibility for the full range of retail and small business credit services. Our branch system is core to our strategy of providing one stop shopping to our customers. Currently almost all customer inquiries can be handled at each of our branch locations. The branch serves as both a sales and a delivery outlet. Branch personnel can explain various deposit options and open new accounts online. Additionally, certain branch staff have the ability to take loan applications, approve loans within their approval limits, and to close consumer, mortgage and small business loans. The Bank also operates 38 ATMs throughout Vermont, and maintains a customer call center with expanded hours of operation.

COMMERCIAL SERVICES

During 2002 the Bank continued to develop its capacity to service the small business market in Vermont. The Bank's corporate sales staff services the balance of our commercial customers, which are primarily larger enterprises. Branch presidents are trained for small business loan origination. The 11 corporate banking officers and 10 corporate banking administrators provide commercial credit services throughout the state of Vermont to customers requiring business credit above the prescribed authorities of the branch presidents.

CommerceLYNX(R) is a package of business banking services, including a low cost business checking account, a CommerceLYNX(R) Money Market Account, and a streamlined line of credit application. The Bank's philosophy of simplifying product offerings and minimizing fees has been applied to this program. Consistent with the Bank's goal of promoting electronic transactions, CommerceLYNX(R) provides Internet banking, bill payment and debit and electronic services. Branch presidents were trained to offer this service beginning April 1, 2002, leading with the introduction of small business financing options and the value of utilizing the efficient transaction accounts.

The Bank offers a variety of commercial checking accounts. Commercial checking uses an earnings credit rate to help offset service charges. The Bank offers the CommerceLYNX(R) Money Market Account as the savings vehicle for businesses. The CommerceLYNX(R) Money Market Account pays interest at tiered levels beginning with the first dollar in the account. The Bank's cash management services provide additional investment opportunities through the Cash Sweep Program. Other cash management services include funds concentration. In the second quarter of 2002 the Bank started offering eLYNX(R) Commercial, an online banking service and a bill payment service for businesses delivered via the Internet. This product replaced a dial-up online banking service. These products allow businesses to view their account histories, print statements, view check images, order stop payments, transfer between accounts, transmit ACH batches and order both domestic and foreign wire transfers.

Other miscellaneous commercial banking services include night depository, coin and currency handling, and balance reporting services.

TYPES OF CREDIT OFFERINGS

Consumer Loans
Financing is provided for new or used automobiles, boats, airplanes, recreational vehicles and new mobile homes. Home improvement and home equity lines of credit, and various personal loans are also available.

Real Estate Loans
Financing is available for one-to-four-family residential mortgages, multifamily residential mortgages, residential construction, seasonal dwelling mortgages, and commercial real estate mortgages. The Bank offers both fixed rate and adjustable rate mortgages for residential properties. The Bank uses a streamlined mortgage underwriting process using risk parameters patterned after secondary market requirements. The Bank currently holds all originated mortgages in its portfolio.

Commercial Loans
Financing is available for business inventory, accounts receivable, fixed assets, lines of credit for working capital, community development, irrevocable letters of credit, and U.S. Small Business Administration loans. The Bank has increased the emphasis placed on small business loans originated in its 33 branches.

COMPETITION

The Company competes in Vermont for deposit and loan business with numerous other commercial and savings banks, savings and loan associations, credit unions, and other non-bank financial providers. As of December 31, 2002, there were more than 25 state and national banking institutions operating in Vermont. In addition, the number of other non-bank financial service providers competing in Vermont has increased dramatically. As a bank holding company and state-chartered commercial bank, respectively, the Company and the Bank are subject to extensive regulation and supervision, including, in many cases, regulation that limits the type and scope of their activities. The non-bank financial service providers that compete with the Company and the Bank may not be subject to such extensive regulation and supervision. Competition from nationwide banks, as well as local institutions, continues to be aggressive.

The Bank is the largest independent bank with offices exclusively in the state of Vermont. Aggressive and flexible direct marketing of core financial products continues to result in increased market share, even in mature market areas. Subject to regulatory approval, the Company plans to open offices in St. Albans and White River Junction, Vermont, during 2003.

No material part of the Company's business is dependent upon one, or a few, customers, or upon a particular industry segment, the loss of which would have a material adverse impact on the operations of the Company.

NUMBER OF EMPLOYEES

As of December 31, 2002, the Company had three officers: Joseph L. Boutin, President and Chief Executive Officer; Janet P. Spitler, Chief Financial Officer and Treasurer; and Rosemary Scorse, Secretary. No officer of the Company is on a salary basis.

As of December 31, 2002, the Bank employed 240 full-time and 57 part-time employees and the Trust Company employed 13 full-time employees and 1 part-time employee, representing a combined full-time equivalent complement of 285 employees. The Company maintains comprehensive employee benefits programs for Bank and Trust Company employees which provide major medical insurance, hospitalization, dental insurance, long-term and short-term disability insurance, life insurance and a 401(k) Plan. We believe that our relations with our employees are good.

REGULATION AND SUPERVISION

General
As a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the "BHCA"), the Company is subject to extensive regulation and supervision by the Board of Governors of the Federal Reserve System.

As a state-chartered commercial bank, the Company is subject to substantial regulation and supervision by the Federal Deposit Insurance Corporation (the "FDIC") and by applicable Vermont regulatory agencies. To the extent that the following information describes statutory or regulatory provisions, it is qualified in its entirety by reference to those particular statutory provisions. Any change in applicable law or regulation may have a material effect on the business and prospects of the Company and the Bank.

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

Bank Holding Company Regulation
Although the Company believes that it meets the qualifications to become a financial holding company under Gramm-Leach, it has elected to retain its pre-Gramm-Leach status for the present time. This means that the Company can engage in those activities which are closely related to banking. The Company is required by the BHCA to file with the Federal Reserve Board an annual report and such additional reports as the Federal Reserve Board may require. The Federal Reserve Board also makes periodic inspections of the Company and its subsidiaries.

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

Dividends
The Company is a legal entity separate and distinct from the Bank and its other non-bank subsidiaries. The revenue of the Company (on a parent company only basis) is derived primarily from interest and dividends paid to the Company by its subsidiaries. The right of the Company, and consequently the right of stockholders of the Company, to participate in any distribution of the assets or earnings of any subsidiary through the payment of such dividends or otherwise is necessarily subject to the prior claims of creditors of the subsidiary (including depositors, in the case of banking subsidiaries), except to the extent that certain claims of the Company in a creditor capacity may be recognized.

The payment of dividends by the Company is determined by its Board of Directors based on the consolidated Company's liquidity, asset quality profile, capital adequacy, and recent earnings history, as well as economic conditions and other factors, including applicable government regulations and policies and the amount of dividends payable to the Company by its subsidiaries.

It is the policy of the Federal Reserve Board that banks and bank holding companies, respectively, should pay dividends only out of current earnings and only if after paying such dividends the bank or bank holding company would remain adequately capitalized. Federal banking regulators also have authority to prohibit banks and bank holding companies from paying dividends if they deem such payment to be an unsafe or unsound practice. In addition, it is the position of the Federal Reserve Board that a bank holding company is expected to act as a source of financial strength to its subsidiary banks.

State law requires the approval of state bank regulatory authorities if the dividends declared by state banks exceed prescribed limits. The payment of any dividends by the Company's subsidiaries will be determined based on a number of factors, including the subsidiary's liquidity, asset quality profile, capital adequacy and recent earnings history.

Capital Adequacy and Safety and Soundness
Capital Guidelines. Under the uniform capital guidelines adopted by the Federal banking agencies, a well-capitalized institution must have a minimum ratio of total capital to risk-adjusted assets of ten percent (including certain off-balance sheet items, such as standby letters of credit), a minimum Tier-1 capital to total risk-based assets of six percent (comprised of common equity, retained earnings, minority interests in the equity accounts of consolidated subsidiaries and a limited amount of noncumulative perpetual preferred stock, less deductible intangibles), and a minimum leverage ratio of five percent (Tier-1 capital to average quarterly assets, net of goodwill).

Under Federal banking laws, failure to meet the minimum regulatory capital requirements could subject a banking institution to a variety of enforcement remedies available to federal regulatory authorities, including the termination of deposit insurance by the FDIC and seizure of the institution.

Prompt Corrective Action. The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") provides the Federal banking agencies with broad powers to take prompt corrective action to resolve problems of insured depository institutions, depending upon a particular institution's level of capital. The FDICIA establishes five tiers of capital measurement for regulatory purposes ranging from "well-capitalized" to "critically undercapitalized." A depository institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position under certain circumstances. As of December 31, 2002, the Bank was classified as "well-capitalized" under the applicable prompt corrective action regulations.

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

Safety and Soundness Standards. The FDICIA, as amended, directs each Federal banking agency to prescribe safety and soundness standards for depository institutions relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, asset-quality, earnings and stock valuation. The Community Development and Regulatory Improvement Act of 1994 amended the FDICIA by allowing Federal banking activities to publish guidelines rather than regulations concerning safety and soundness.

The FDICIA also contains a variety of other provisions that may affect the Company's and the Bank's operations, including reporting requirements, regulatory guidelines for real estate lending, "truth in savings" provisions, and the requirement that a depository institution give 90 days prior notice to customers and regulatory authorities before closing any branch.

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

USA Patriot Act
Under Title III of the USA Patriot Act, also known as the "International Money Laundering Abatement and Anti-Terrorism Financing Act of 2001", all financial institutions are required in general to identify their customers, adopt formal and comprehensive anti-money laundering programs, scrutinize or prohibit altogether certain transactions of special concern, and be prepared to respond to inquiries from U.S. law enforcement agencies concerning their customers and their transactions. Additional information-sharing among financial institutions, regulators, and law enforcement authorities is encouraged by the presence of an exemption from the privacy provisions of the Gramm-Leach Act for financial institutions that comply with this provision and the authorization of the Secretary of the Treasury to adopt rules to further encourage cooperation and information-sharing. The effectiveness of a financial institution in combating money laundering activities is a factor to be considered in any application submitted by the financial institution under the Bank Merger Act.

Sarbanes-Oxley Act
The Sarbanes-Oxley Act, signed into law July 30, 2002, addresses, among other issues, corporate governance, auditor independence and accounting standards, executive compensation, insider loans, whistleblower protection and enhanced and timely disclosure of corporate information. The SEC has adopted or proposed several implementing rules and the New York Stock Exchange, and the National Association of Securities Dealers, Inc. has proposed corporate governance rules that have been presented to the SEC for review and approval. The proposed changes are intended to allow stockholders to monitor more effectively the performance of companies and management.

Effective August 29, 2002, as directed by Section 302(a) of the Sarbanes-Oxley Act, the Company's chief executive officer and chief financial officer are each required to certify that the Company's quarterly and annual reports do not contain any untrue statement of a material fact. This requirement has several parts, including certification that these officers are responsible for establishing, maintaining and regularly evaluating the effectiveness of the Company's internal controls; that they have made certain disclosures to the Company's auditors and the Risk Management Committee of the Board of Directors about the Company's internal controls and that they have included information in the Company's quarterly and annual reports about their evaluation of the Company's internal controls and whether there have been significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation.

Other Proposals
Other legislative and regulatory proposals regarding changes in banking, the regulation of banks and other financial institutions, and public companies generally are regularly considered by the executive branch of the Federal government, Congress and various state governments, including Vermont, and state and Federal regulatory authorities. It cannot be predicted what additional legislative and/or regulatory proposals, if any, will be considered in the future, whether any such proposals will be adopted or, if adopted, how any such proposals would affect the Company or the Bank.

Available Information
The Company files annual, quarterly, and current reports, proxy statements, and other documents with the Securities and Exchange Commission ("SEC") under the Securities Exchange Act of 1934 (the "Exchange Act"). The public may read and copy any materials that the Company has filed with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers, including the Company, that file electronically with the SEC. The public can obtain any documents that the Company has filed with the SEC at http://www.sec.gov.

The Company also makes available free of charge on or through its Internet website (http://www.mbvt.com) its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act as soon as reasonably practicable after the Company electronically files such materials with, or furnishes them to, the SEC.

ITEM 2-PROPERTIES

SCHEDULE OF BANKING OFFICES BY LOCATION

As of December 31, 2002, the Company operated 34 full-service banking offices, and 38 ATMs throughout the state of Vermont. The Company closed its Newbury, Vermont, branch as of the close of business on February 14, 2003. During 2001 the Company relocated its headquarters from 164 College Street, Burlington, Vermont, to the Company's service center at 275 Kennedy Drive, South Burlington, Vermont, which also houses Merchants Trust Company, the Company's administrative offices and the operations data processing center. Subject to regulatory approval, the Company plans to open offices in the St. Albans and White River Junction, Vermont, during 2003.

The Company also leases certain premises from third parties under current market terms and conditions. The offices of all subsidiaries are in good physical condition with modern equipment and facilities considered adequate to meet the banking needs of customers in the communities served. Additional information relating to the Company's properties is set forth in
Note 4 to the audited consolidated financial statements included in this 2002 Annual Report on Form 10-K.

ITEM 3-LEGAL PROCEEDINGS

On October 19, 2001, a judgement was entered in the United States District Court for the District of Vermont for the Bank and against Pasquale and Vatsala Vescio on all of their claims. Those claims had been asserted as counterclaims to a foreclosure action by the Bank, and only the counterclaims remained at issue at the time of judgement. The Vescios appealed the October 19, 2001, ruling and on December 20, 2002, the Second Circuit Federal Court of Appeals ruled in the Bank's favor.

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

ITEM 4-SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of calendar year 2002 no matters were submitted to a vote of security holders through a solicitation of proxies or otherwise.

                                   PART II

ITEM 5-MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

The common stock of the Company is traded on the NASDAQ National Stock Market under the trading symbol MBVT. On December 31, 2002, the 4:00 close bid and ask prices were $22.54 and $22.55 respectively. Quarterly stock prices, and dividends paid, for each quarterly period during the last two years were as follows:


                                                Dividends
      Quarter Ended          High      Low         Paid
      ---------------------------------------------------
      December 31, 2002     $25.00    $21.93      $0.24
      September 30, 2002     28.15     22.54       0.24
      June 30, 2002          29.10     26.00       0.24
      March 31, 2002         28.99     21.78       0.24
      December 31, 2001      25.60     21.16       0.22
      September 30, 2001     22.47     20.50       0.22
      June 30, 2001          21.77     17.42       0.22
      March 31, 2001         19.17     15.92       0.22
      ---------------------------------------------------

High and low stock prices are based upon quotations as provided by the National Association of Securities Dealers, Inc. Prices of transactions between private parties may vary from the ranges quoted above. All share and per share information has been adjusted to reflect the three-for-two stock split which was distributed on December 14, 2001, to shareholders of record as of November 30, 2001.

In January 2001 the Company's Board of Directors approved a stock repurchase program. In January of 2003 the Board of Directors voted to extend the program until January 2004. Under the program the Company is authorized to repurchase up to 300,000 shares of its own common stock. As of December 31, 2002, the Company had purchased 148 thousand shares of its own common stock on the open market under the program at an average per share price of $21.07.

As of January 31, 2003, the Company had 1,090 registered shareholders. The Company declared and distributed dividends totaling $0.96 per share during 2002. In January 2003 the Company declared a dividend of $0.25 per share. Future dividends will depend upon the financial condition and earnings of the Company and its subsidiaries, their need for funds and other factors, including applicable government regulations.

American Stock Transfer & Trust Company provides transfer agent services for the Company. Inquires may be directed to: American Stock Transfer & Trust Company, 59 Maiden Lane, New York, New York, 10038, telephone: 1-800-426-5523, Internet address: http://www.amstock.com, or email: info@amstock.com.

ITEM 6-SELECTED FINANCIAL DATA

The supplementary financial data presented in the following tables contain information highlighting certain significant trends in the Company's financial condition and results of operations over an extended period of time.

The following information should be analyzed in conjunction with Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations and with the audited consolidated financial statements included in this 2002 Annual Report on Form 10-K.

                         Merchants Bancshares, Inc.
                     Five Year Summary of Financial Data
                                 (Unaudited)


                                                            For the Years Ended December 31,
(In thousands except per share data)           2002          2001          2000          1999          1998
-------------------------------------------------------------------------------------------------------------
Results for the Year
Interest Income                             $  48,350     $  53,998     $  55,798     $  49,221     $  48,023
Interest Expense                               11,016        18,482        22,723        18,627        18,530
-------------------------------------------------------------------------------------------------------------
Net Interest Income                            37,334        35,516        33,075        30,594        29,493
Provision for Loan Losses                        (945)       (1,004)         (622)         (388)       (1,737)
-------------------------------------------------------------------------------------------------------------
Net Interest Income after Provision
 for Loan Losses                               38,279        36,520        33,697        30,982        31,230
-------------------------------------------------------------------------------------------------------------
Noninterest Income                              8,654         8,515         7,067         7,373         7,312
Noninterest Expense                            29,499        28,774        26,694        24,750        25,472
-------------------------------------------------------------------------------------------------------------
Income before Income Taxes                     17,434        16,261        14,070        13,605        13,070
Provision for Income Taxes                      4,817         4,097         3,537         3,155         3,248
-------------------------------------------------------------------------------------------------------------
Net Income                                  $  12,617     $  12,164     $  10,533     $  10,450     $   9,822
=============================================================================================================

Share Data
-------------------------------------------------------------------------------------------------------------
Basic Earnings per Common Share             $    2.05     $    1.99     $    1.67     $    1.59     $    1.48
Diluted Earnings Per Common Share           $    2.02     $    1.98     $    1.66     $    1.59     $    1.47
Cash Dividends Paid                         $    0.96     $    0.88     $    0.66     $    0.53     $    0.47
Year-End Book Value                         $   13.39     $   12.32     $   10.97     $    9.95     $    9.23
Weighted Average Common Shares
 Outstanding                                6,163,546     6,097,775     6,332,273     6,552,632     6,637,547
Period End Common Shares Outstanding        6,178,438     6,132,533     6,145,377     6,509,262     6,593,480
-------------------------------------------------------------------------------------------------------------

Key Performance Ratios
-------------------------------------------------------------------------------------------------------------
Return on Average Stockholders' Equity          15.73%        17.06%        16.12%        16.72%        17.46%
Return on Average Assets                         1.54%         1.59%         1.45%         1.59%         1.63%
Tier-1 Leverage Ratio                            9.17%         9.12%         8.76%         9.09%         9.49%
Allowance for Loan Losses to Total Loans
 at Year-End                                     1.71%         1.84%         2.19%         2.47%         2.79%
Nonperforming Loans as a Percentage of
 Total Loans                                     0.75%         0.54%         0.73%         0.81%         0.64%
Net Interest Margin                              4.86%         4.96%         4.85%         4.99%         5.22%
-------------------------------------------------------------------------------------------------------------

Average Balances
-------------------------------------------------------------------------------------------------------------
Total Assets                                 $819,886      $767,133      $728,253      $657,523      $603,312
Average Earning Assets                       $768,887      $717,699      $682,048      $613,946      $566,126
Loans                                        $479,253      $479,052      $468,298      $425,319      $391,814
Investments                                  $264,730      $201,967      $209,968      $186,909      $168,169
Total Deposits                               $728,801      $683,838      $644,629      $571,359      $525,460
Stockholders' Equity                         $ 80,219      $ 71,287      $ 65,330      $ 62,491      $ 56,243
-------------------------------------------------------------------------------------------------------------

At Year-End
-------------------------------------------------------------------------------------------------------------
Total Assets                                 $854,495      $800,467      $746,347      $701,363      $634,873
Gross Loans                                  $495,588      $479,685      $479,489      $453,692      $405,492
Allowance for Loan Losses                    $  8,497      $  8,815      $ 10,494      $ 11,189      $ 11,300
Investments                                  $270,215      $212,454      $210,059      $199,585      $177,151
Deposits                                     $755,274      $711,812      $663,113      $613,243      $550,462
Stockholders' Equity                         $ 82,758      $ 75,563      $ 67,450      $ 64,736      $ 60,829
-------------------------------------------------------------------------------------------------------------

                         Merchants Bancshares, Inc.
                 Summary of Quarterly Financial Information
                                 (Unaudited)


(In thousands except per share data)                    2002                                              2001
---------------------------------------------------------------------------------------------------------------------------------
                                  Q4        Q3        Q2        Q1       Year       Q4        Q3        Q2        Q1       Year
---------------------------------------------------------------------------------------------------------------------------------
Interest and Dividend Income    $11,945   $12,131   $12,143   $12,131   $48,350   $12,776   $13,573   $13,835   $13,814   $53,998
Interest Expense                  2,393     2,725     2,832     3,066    11,016     3,729     4,441     4,873     5,439    18,482
---------------------------------------------------------------------------------------------------------------------------------
Net Interest Income               9,552     9,406     9,311     9,065    37,334     9,047     9,132     8,962     8,375    35,516
Provision for Loan Losses          (241)      (90)     (181)     (433)     (945)     (633)      (72)     (187)     (112)   (1,004)
Noninterest Income
 (1),(2),(3),(4)                  2,467     2,713     1,731     1,743     8,654     2,497     2,008     2,182     1,828     8,515
Noninterest Expense (4)           7,983     7,355     7,054     7,107    29,499     7,752     6,727     7,380     6,915    28,774
---------------------------------------------------------------------------------------------------------------------------------
Income Before Provision for
 Income Taxes                     4,277     4,854     4,169     4,134    17,434     4,425     4,485     3,951     3,400    16,261
Provision
For Income Taxes                  1,156     1,381     1,152     1,128     4,817     1,113     1,152     1,004       828     4,097
---------------------------------------------------------------------------------------------------------------------------------
Net Income                      $ 3,121   $ 3,473   $ 3,017   $ 3,006   $12,617   $ 3,312   $ 3,333   $ 2,947   $ 2,572   $12,164
=================================================================================================================================

Basic Earnings Per Share        $  0.51   $  0.56   $  0.49   $  0.49   $  2.05   $  0.54   $  0.55   $  0.48   $  0.42   $  1.99
Diluted Earnings Per Share         0.50      0.56      0.48      0.48      2.02      0.54      0.54      0.48      0.42      1.98
=================================================================================================================================
Cash Dividends Declared and
 Paid Per Share                 $  0.24   $  0.24   $  0.24   $  0.24   $  0.96   $  0.22   $  0.22   $  0.22   $  0.22   $  0.88
=================================================================================================================================

<F1>  During the third quarter of 2002 the Company recorded income of $449 thousand resulting from the settlement of certain litigation.
<F2>  During the third quarter of 2002 the Bank sold a building, which is partially occupied by a Bank branch. A net gain of $272 thousand was recognized on the sale.
<F3>  During the fourth quarter of 2001 the Bank sold its credit card portfolio. A gain of $563 thousand was recognized on the sale.
<F4>  During the third quarter of 2001 the Bank received a refund of a portion of its 2000 Vermont Franchise Tax, of $622 thousand, which is included in Noninterest Expense. The Bank also received interest on this refund of $115 thousand, which is included in Noninterest Income.

ITEM 7-MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES

Management's discussion and analysis of the Company's financial condition is based on the consolidated financial statements which are prepared in accordance with accounting principles generally accepted in the United States. The preparation of such consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Management evaluates its estimates on an ongoing basis. Management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis in making judgments about the carrying values of assets that are not readily apparent from other sources. Actual results could differ from the amount derived from management's estimates and assumptions under different assumptions or conditions.

The Company's significant accounting policies are described in more detail in Note 1 to the consolidated financial statements included in Item 8 of this Form 10-K. Management believes the following critical accounting policies represent the more significant estimates and assumptions used in the preparation of the consolidated financial statements.

Allowance for Loan Losses: The allowance for loan losses, which is established through a charge to the provision for loan losses, is based on management's evaluation of the level of allowance required in relation to the estimated loss exposure in the loan portfolio. Management believes the allowance for loan losses is a significant estimate and therefore regularly evaluates it for adequacy by taking into consideration factors such as previous loss experience, the size and composition of the loan portfolio, current economic and real estate market conditions and the performance of individual loans in relation to contract terms and estimated fair value of properties to be foreclosed. The use of different estimates or assumptions could produce a different allowance for loan losses.

Income Taxes: The Company estimates its income taxes for each period for which a statement of operations is presented. This involves estimating the Company's actual current tax exposure, as well as assessing temporary differences, resulting from differing timing of recognition of expenses, income and tax credits, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the Company's consolidated balance sheets. The Company must also assess the likelihood that any deferred tax assets will be recovered from future taxable income and to the extent that recovery is not likely a valuation allowance must be established. Significant management judgement is required in determining income tax expense, and deferred tax assets and liabilities. As of December 31, 2002, there was no valuation allowance for deferred tax assets.

Interest Income Recognition on Loans: Interest income on loans is included in income as earned based upon the unpaid principal balance of the loan. The Company's policy is to discontinue the accrual of interest, and to reverse any uncollected interest recorded on loans, when scheduled payments become contractually past due in excess of 90 days or, in the judgement of management, the ultimate collectibility of principal or interest becomes doubtful.

GENERAL

The following discussion and analysis of financial condition and results of operations of the Company and its subsidiaries for the three years ended December 31, 2002, should be read in conjunction with the Consolidated Financial Statements and Notes thereto and selected statistical information appearing elsewhere in this Form 10-K. The information is discussed on a fully taxable equivalent basis. The financial condition and operating results of the Company essentially reflect the operations of its principal subsidiary, the Bank. Certain statements contained in this section constitute "forward looking statements" and are subject to certain risks and uncertainties described in this 10-K under the heading "Forward Looking Statements".

OUTLOOK

Reflecting trends in the national economy, the Company's market area generally witnessed a decline in economic growth in 2002, and interest rate decreases in 2002 and 2001 began to compress the Company's interest margin. Al-though these developments have not had a materially adverse affect on the Company to date, the Company continues to monitor them closely as discussed herein. The economies and real estate markets in the Company's primary market areas will continue to be significant determinants of the quality of the Company's assets in future periods and, thus, its results of operations, liquidity and financial condition. The Company believes future economic activity will depend on consumer confidence, personal consumption expenditures and business expenditures for new capital equipment. For a description of other factors which could affect the Company's financial performance and that of its common stock, see "Forward-Looking Statements" at the beginning of this report.

RESULTS OF OPERATIONS

The Company realized net income of $12.62 million for the year ended December 31, 2002, an increase of $453 thousand from 2001 and $2.1 million from 2000. Basic earnings per share were $2.05, $1.99, and $1.67 for the years ended December 31, 2002, 2001 and 2000, respectively. Diluted earnings per share were $2.02, $1.98, and $1.66 for the years ended December 31, 2002, 2001 and 2000, respectively. The Company declared and distributed total dividends of $0.96, $0.88 and $0.66 per share during 2002, 2001 and 2000, respectively. In January 2003 the Company declared a dividend of $0.25 per share.

Net income as a percentage of average equity capital was 15.73%, 17.06%, and 16.12% for 2002, 2001 and 2000, respectively. Net income as a percentage of average assets was 1.54%, 1.59%, and 1.45% in 2002, 2001 and 2000, respectively.

Net Interest Income

2002 compared with 2001
Although taxable equivalent net interest income increased $1.8 million (5.1%) from 2001 to 2002, the net interest margin decreased year over year. Total interest and dividend income decreased $5.7 million (10.5%), and total interest expense decreased by $7.5 million (40.4%) from 2001 levels. As shown in the schedule on page 18 increased volumes of interest bearing assets were offset by lower interest rates on those assets, while the cost of increased volumes of interest bearing liabilities was offset by decreases in rates on those liabilities. The rate on interest earning assets decreased 124 basis points over the course of the year, from 7.53% for 2001 to 6.29% for 2002; and the rate on average interest bearing liabilities decreased 136 basis points during the same period from 3.08% for 2001 to 1.72% for 2002. These changes resulted in an increase in the interest rate spread of 10 basis points and a decrease in the overall net interest margin for 2002 of 10 basis points to 4.86%, down from 4.96% for 2001.

The decrease in the Company's margin reflects the continuing effect of the current low interest rate environment, which management believes may continue throughout 2003 and may cause further margin compression. Although the average balances of the loan portfolio increased $201 thousand in 2002, the average interest rate earned on the loan portfolio decreased from 8.33% in 2001 to 7.13% in 2002. This decrease is a result of lower interest rates and a shift in the makeup of the Company's loan portfolio from fixed rate to lower yielding variable rate during the year. This shift exacerbated the decrease in the net interest margin.

The commercial and commercial real estate loan portfolios have experienced a substantial shift from fixed rate to variable rate loans during 2002. Since year-end 2001 the Company's commercial real estate portfolio, which comprises approximately 36% of the Company's loan portfolio, has shifted from approximately 70% fixed rate to approximately 70% variable rate. The fixed rate commercial real estate portfolio, with a December 31, 2002, yield of approximately 8.34%, has decreased by approximately $51 million during 2002, while the variable rate commercial real estate portfolio, with a December 31, 2002, yield of approximately 4.72%, has increased by over $59 million. The Company's commercial loan portfolio has undergone a similar shift. The commercial loan portfolio has shifted from approximately 50% fixed rate to approximately 70% variable rate. Management anticipates that borrowers may seek to lock in fixed rates in the current low interest rate environment, which could cause margin compression in a rising rate environment. See Item 7A-Quantitative and Qualitative Disclosures About Market Rate for a further discussion of interest rate risk management.

To mitigate the effect on interest income of this shift in the loan portfolio from fixed rate to variable rate, the Company entered into a $25 million, three year, interest rate swap early in the second quarter. The Company received a fixed interest rate and paid prime under the swap. The Company terminated the swap and realized a $1.3 million gain during October 2002. The gain will be accreted into income monthly, using the effective yield method, through April 2005.

The average interest rate on the investment portfolio decreased from 6.38% in 2001 to 5.22% in 2002, and the average balance increased $62.8 million (31.1%) to $264.7 million. The Company's average short-term funds position decreased by $11.8 million during 2002, from $36.7 million to $24.9 million, as management redeployed excess funds into the investment portfolio.

Average interest bearing deposits increased by $39.4 million during 2002, and the average rate on those deposits decreased 135 basis points, from 3.07% to 1.72%. The decrease in rates paid on deposits is attributable to the continued decrease in short-term interest rates over the course of the year. Over 72% of the Company's interest bearing deposits were in Savings, Money Market and NOW accounts during 2002. These accounts generated the bulk of the deposit growth during 2002, and tend to be much less expensive than time deposits. Average balances in Savings, Money Market and NOW accounts increased by $26.5 million (6.1%), at an average interest rate for 2002 of 1.15%, while average balances in higher cost time deposits increased $12.9 million (7.9%), at an average interest rate of 3.18% for 2002.

2001 compared with 2000
Net interest income increased by $2.4 million (7.4%) from 2000 to 2001. Total interest and dividend income decreased $1.8 million (3.2%), and total interest expense decreased by $4.2 million (18.7%) during the same period. The increase in net interest income is attributable both to increases in the Company's overall balance sheet, and to the interest rate environment during 2001. Total average interest earning assets increased by $35.7 million (5.2%) from 2000 to 2001, while total average interest bearing liabilities increased by $33.7 million (6.0%) during the same period. The Company's net interest margin increased 11 basis points over the course of 2001. The rate on interest earning assets decreased 64 basis points over the course of the year, from 8.17% for 2000 to 7.53% for 2001; and the rate on average interest bearing liabilities decreased 91 basis points during the same period from 3.99% for 2000 to 3.08% for 2001. These changes resulted in an increase in the interest rate spread of 27 basis points. The average interest rate earned on the loan portfolio decreased from 8.86% in 2000 to 8.33% in 2001, while the average balances of loans increased $10.8 million (2.3%). The Company's fees on loans were flat from 2000 to 2001. The average balance of the investment portfolio decreased by $8.0 million during 2001. This decrease was a function of prepayments and scheduled amortization of the portfolio, as well as sale of most of the Company's portfolio of callable agency securities. The average interest rate on those investments decreased by 29 basis points from 2000 to 2001. The Company's average short-term funds position increased $32.9 million during 2001, from $3.8 million to $36.7 million, as management invested the bulk of the cash flows from increases in deposits, maturing investments and loan repayments in instruments with short-term maturities.

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

The following schedule shows the average balances of various classifications of deposits for 2002, 2001and 2000:


      (In thousands)                  2002        2001        2000
      --------------------------------------------------------------
      Demand Deposits               $ 93,311    $ 87,767    $ 88,230
      Savings, Money Market and
       NOW Accounts                  460,023     433,507     393,736
      Time Deposits $100,000 and
       Greater                        32,762      27,519      28,146
      Other Time Deposits            142,705     135,045     134,517
      --------------------------------------------------------------
      Total Average Deposits        $728,801    $683,838    $644,629
      ==============================================================

The following table presents the condensed annual average balance sheets for 2002, 2001 and 2000. The total dollar amount of interest income from assets and the related yields are calculated on a taxable equivalent basis.

                         Merchants Bancshares, Inc.
        Distribution of Assets, Liabilities and Stockholders' Equity;
                   Interest Rates and Net Interest Margin


                                                  2002                            2001                            2000
-----------------------------------------------------------------------------------------------------------------------------------
                                                 Interest   Average              Interest   Average              Interest   Average
Taxable Equivalent                    Average    Income/    Yield/    Average    Income/    Yield/    Average    Income/    Yield/
(In thousands)                        Balance    Expense     Rate     Balance    Expense     Rate     Balance    Expense     Rate
-----------------------------------------------------------------------------------------------------------------------------------
ASSETS:
Investment Securities:
  U.S. Treasury and Agencies          $211,287   $11,168     5.29%    $163,754   $10,448    6.38%     $178,709   $11,806    6.61%
  Other, Including FHLB Stock           53,443     2,638     4.94%      38,213     2,432    6.36%       31,259     2,198    7.03%
-----------------------------------------------------------------------------------------------------------------------------------
      Total Investment Securities      264,730    13,806     5.22%     201,967    12,880    6.38%      209,968    14,004    6.67%
-----------------------------------------------------------------------------------------------------------------------------------

Loans, Including Fees on Loans:
  Commercial                            95,049     6,756     7.11%      84,906     7,196    8.48%       75,908     7,366    9.70%
  Real Estate                          373,492    26,606     7.12%     376,911    31,182    8.27%      377,785    32,372    8.57%
  Consumer                              10,712       808     7.54%      17,235     1,549    8.99%       14,605     1,740   11.91%
-----------------------------------------------------------------------------------------------------------------------------------
      Total Loans (a)(b)(c)            479,253    34,170     7.13%     479,052    39,927    8.33%      468,298    41,478    8.86%
-----------------------------------------------------------------------------------------------------------------------------------

Federal Funds Sold, Securities Sold
 Under Agreements to Repurchase
 and Interest Bearing Deposits with
 Banks                                  24,904       417     1.67%      36,680     1,249    3.41%        3,782       238    6.29%
-----------------------------------------------------------------------------------------------------------------------------------
      Total Earning Assets             768,887    48,393     6.29%     717,699    54,056    7.53%      682,048    55,720    8.17%
-----------------------------------------------------------------------------------------------------------------------------------

Allowance for Loan Losses               (8,824)                        (10,044)                        (10,880)
Cash and Due From Banks                 33,128                          30,439                          26,847
Premises and Equipment                  11,690                          12,009                          13,006
Other Assets                            15,005                          17,030                          17,232
-----------------------------------------------------------------------------------------------------------------------------------
      Total Assets                    $819,886                        $767,133                        $728,253
===================================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest Bearing Deposits:
Savings, Money Market & NOW
 Accounts                             $460,023   $ 5,312     1.15%    $433,507   $10,519    2.43%     $393,736   $13,700    3.48%
Time Deposits                          175,467     5,588     3.18%     162,564     7,795    4.80%      162,663     8,315    5.11%
-----------------------------------------------------------------------------------------------------------------------------------
      Total Interest Bearing
       Deposits                        635,490    10,900     1.72%     596,071    18,314    3.07%      556,399    22,015    3.96%
-----------------------------------------------------------------------------------------------------------------------------------
Federal Funds Purchased                    314         4     1.27%          98         6    6.12%          942        62    6.58%
Demand Notes Due U.S. Treasury           1,750        24     1.37%       2,114        75    3.55%        1,921       113    5.88%
Other Short-Term Borrowings                  -         -        -           66         3    4.55%        5,455       336    6.16%
Long-Term Debt                           2,400        88     3.67%       2,190        84    3.84%        2,057        95    4.62%
-----------------------------------------------------------------------------------------------------------------------------------
      Total Interest Bearing
       Liabilities                     639,954    11,016     1.72%     600,539    18,482    3.08%      566,774    22,621    3.99%
-----------------------------------------------------------------------------------------------------------------------------------
Demand Deposits                         93,311                          87,767                          88,230
Other Liabilities                        6,402                           7,540                           7,919
Stockholders' Equity                    80,219                          71,287                          65,330
-----------------------------------------------------------------------------------------------------------------------------------
      Total Liabilities &
       Stockholders' Equity           $819,886                        $767,133                        $728,253
===================================================================================================================================
Net Interest Income (a)                          $37,377                         $35,574                         $33,099
===================================================================================================================================
Yield Spread                                                 4.57%                          4.45%                           4.18%
===================================================================================================================================
Net Interest Margin                                          4.86%                          4.96%                           4.85%
===================================================================================================================================

(a) Tax exempt interest has been converted to a tax equivalent basis using the Federal tax rate of 35%.
(b)   Includes principal balance of non-accrual loans and fees on loans.
(c) Includes prepayment fees of $165 related to early payments by certain loan customers in the first quarter of 2002.

The following table presents the extent to which changes in interest rates and changes in the volume of earning assets and interest bearing liabilities have affected interest income and interest expense during the periods indicated. Information is presented in each category with respect to: (i) changes attributable to changes in volume (changes in volume multiplied by prior rate), (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume) and (iii) changes in volume/rate (change in volume multiplied by change in rate).

                         Merchants Bancshares, Inc.
     Analysis of Changes in Fully Taxable Equivalent Net Interest Income


                                                                          2002 vs 2001
-----------------------------------------------------------------------------------------------------------------
                                                                                               Due to
                                                                                   ------------------------------
                                                                      Increase                            Volume/
(In thousands)                                  2002        2001     (Decrease)    Volume       Rate       Rate
-----------------------------------------------------------------------------------------------------------------
Fully Taxable Equivalent Interest Income:
  Loans (a)(b)(c)                              $34,170    $39,927     $(5,757)     $   17     $(5,772)    $  (2)
  Investments                                   13,806     12,880         926        4,002     (2,347)     (729)
  Federal Funds Sold, Securities Sold Under
   Agreements to Repurchase and Interest
   Bearing Deposits with Banks                     417      1,249        (832)        (402)      (634)      204
-----------------------------------------------------------------------------------------------------------------
      Total Interest Income                     48,393     54,056      (5,663)       3,617     (8,753)     (527)
-----------------------------------------------------------------------------------------------------------------
Less Interest Expense:
  Savings, Money Market & NOW Accounts           5,312     10,519      (5,207)         643     (5,513)     (337)
  Time Deposits                                  5,588      7,795      (2,207)         619     (2,618)     (208)
  Short-term Borrowings                             28         84         (56)          (3)       (54)        1
  Long-term Debt                                    88         84           4            8         (4)        -
-----------------------------------------------------------------------------------------------------------------
      Total Interest Expense                    11,016     18,482      (7,466)       1,267     (8,189)     (544)
-----------------------------------------------------------------------------------------------------------------
      Net Interest Income                      $37,377    $35,574     $ 1,803      $ 2,350    $  (564)    $  17
===============================================================================================================


                                                                          2001 vs 2000
-----------------------------------------------------------------------------------------------------------------
                                                                                               Due to
                                                                                   ------------------------------
                                                                      Increase                            Volume/
(In thousands)                                  2001        2000     (Decrease)    Volume       Rate       Rate
-----------------------------------------------------------------------------------------------------------------
Fully Taxable Equivalent Interest Income:
  Loans (a)(c)                                 $39,927    $41,478     $(1,551)     $   953    $(2,448)    $ (56)
  Investments                                   12,880     14,004      (1,124)        (534)      (613)       23
  Federal Funds Sold, Securities Sold Under
   Agreements to Repurchase and Interest
   Bearing Deposits with Banks                   1,249        238       1,011        2,070       (109)     (950)
-----------------------------------------------------------------------------------------------------------------
      Total Interest Income                     54,056     55,720      (1,664)       2,489     (3,170)     (983)
-----------------------------------------------------------------------------------------------------------------
Less Interest Expense:
  Savings, Money Market & NOW Accounts          10,519     13,700      (3,181)       1,384     (4,146)     (419)
  Time Deposits                                  7,795      8,315        (520)          (5)      (515)        -
  Short-term Borrowings                             84        511        (427)        (376)      (137)       86
  Long-term Debt (d)                                84         95         (11)           6        (16)       (1)
-----------------------------------------------------------------------------------------------------------------
      Total Interest Expense                    18,482     22,621      (4,139)       1,009     (4,814)     (334)
-----------------------------------------------------------------------------------------------------------------
      Net Interest Income                      $35,574    $33,099    $  2,475      $ 1,480    $ 1,644    $ (649)
===============================================================================================================

(a) Includes fees on loans totaling $1,104, $961, and $966 for the years ended December 31, 2002, 2001 and 2000, respectively.
(b) Includes prepayment fees of $165 related to early payments by certain loan customers in the first quarter of 2002.
(c) Excludes $150 of interest received as part of recoveries on certain previously charged-off loans in 2001.
(d) Excludes prepayment fee of $103 related to the early repayment of certain long-term debt in 2000.

Allowance for Loan Losses
The Company continued to have success at recovering previously charged off loans during 2002. Loan loss recoveries for the year exceeded loan losses charged to the allowance. Over the course of 2002 and 2001 the Company recorded $945 thousand and $504 thousand, respectively, in individual recoveries on obligations, which were previously charged off. As a result of these recoveries, which have an impact of increasing the allowance, the Company recorded an offsetting negative loan loss provision. The reduction of the allowance in 2002 was the result of the current year charge-offs. In the fourth quarter of 2001, the Bank recorded a $500 thousand negative provision for loan losses resulting in an overall negative provision of $1.0 million for 2001. For a more detailed discussion of the Company's allowance for loan losses see "Credit Quality and Allowance for Loan Losses". There can be no assurance that the Company will have continued success at recovering charged-off obligations, that recoveries will substantially exceed loan charge-offs, or that the Company will continue to record negative loan loss provisions.

NONINTEREST INCOME AND EXPENSES

Noninterest income

2002 compared to 2001
Excluding net gains (losses) on sales of investments, total noninterest income decreased $695 thousand (8.0%) for 2002 compared to 2001. Service charges on deposits increased $160 thousand from 2001 to 2002. The principal components of service charges on deposits are overdraft fee income and monthly service charge revenue. The Company continues to offer its highly successful Free Checking for Life(R) account, which generally charges no monthly fees, and offers free Internet banking. As a result, the Company's monthly service charge revenue has generally decreased over the last several years, a trend the Company expects will continue. The Company's monthly service charge revenue decreased by $79 thousand during 2002. During 2002 the number of customers signed up for Internet banking increased from 2,100 to almost 8,000. As a result of this increased Internet usage the Company is able to gain efficiencies in many areas, such as item processing and our customer call center. The change in monthly service charge revenue was offset by increases in overdraft income of $179 thousand from $2.43 million in 2001 to $2.61 million in 2002, this increase was primarily a result of increased volumes of accounts.

Other noninterest income decreased by $337 thousand during 2002. The decrease in other noninterest revenue when comparing 2002 to 2001 is due primarily to several one-time events that occurred during the two years. The Company experienced decreases in its net merchant credit card servicing income of $188 thousand during 2002 due to the sale of that portfolio during 2001. During 2002 the Company recorded a gain on the sale of a Bank branch building totaling $272 thousand. During 2001 the Company received interest income of $199 thousand related to a Vermont franchise tax refund, and booked gains related to the sales of merchant credit card services portfolio totaling $81 thousand.

Gains on sales of loans totaled $616 thousand during 2001, which consisted of a gain on the sale of the Company's credit card portfolio of $563 thousand and gains related to the sales of loan servicing rights of $53 thousand. There were no gains on sales of loans during 2002. Additionally, during 2002 and 2001, the Company recognized income of $449 thousand and $312 thousand, respectively, related to the resolution of certain ongoing litigation.

2001 compared to 2000
Excluding litigation settlement proceeds of $312 thousand in 2001, total noninterest income increased $1.14 million from 2000 to 2001. Service charges on deposits increased $315 thousand from 2000 to 2001. Overdraft income increased $227 thousand, from $2.21 million in 2000 to $2.43 million in 2001, primarily a result of increased volumes of accounts. Gains on sales of loans increased $610 thousand from 2000 to 2001. As mentioned above the Company sold its credit card portfolio during the fourth quarter of 2001, and recognized a gain of $563 thousand on that sale. Other noninterest income increased by $576 thousand from 2000 to 2001. Included in other noninterest income for 2001 was a gain of $101 thousand on the sale of the Company's merchants servicing portfolio. Additionally, increases in ATM and check card volumes resulted in a $251 thousand increase in fee revenue.

Noninterest expense

2002 compared to 2001
Noninterest expense increased $725 thousand (2.5%) for 2002. Salaries and wages increased $124 thousand from $11.20 million to $11.33 million. During 2001 the Company began re-evaluating its salary administration program to ensure that its base wage levels were competitive and would allow the Company to attract and retain highly skilled staff. The first phase of the project, which focused on our sales staff, was completed in late 2002. The second phase of the project, which will cover Service Center staff, will be completed in mid-2003. The salary increases are being phased in over the course of the project. The Company anticipates that these salary market adjustments will cause our increase in salary expense for 2003 to be higher than it has been historically.

The Company continued its incentive program during 2002. The program is designed to compensate employees based on their individual performance, as well as the performance of their division and the Company. The program for 2002 was similar to the 2001 program and focused on increased sales and overall Company performance for employees in the Company's service center, and on increased sales with a quality control component in the branches and corporate banking divisions. The program for 2003 focuses entirely on profitability for service center staff. The Company has revised its incentive targets in light of anticipated salary increases and expects that incentive compensation expense for 2003 will be lower than for 2002. Employee benefits increased $350 thousand (11.7%). The Company recognized pension expense totaling $102 thousand for 2002 compared to income of $209 thousand for 2001, due to significant declines in the market value of plan assets. Management expects to continue to recognize pension expenses during 2003. The Company's pension plan, frozen in 1995, has historically generated income for the Company, as the value of plan assets had grown faster than the projected benefit obligation.

Occupancy expenses increased slightly from 2001 to 2002, primarily a result of increases in depreciation expenses and ongoing maintenance and repair of various Company premises. Equipment expenses were flat year over year. The Company plans to upgrade its existing computer network infrastructure and its ATM software during 2003. Management anticipates that equipment expense for 2003 will be higher than 2002 as a result of increased depreciation expenses related to these projects. Legal and professional fees decreased $338 thousand (18.0%) primarily due to the timing of expenses as the Company defended itself or settled certain ongoing litigation. Marketing expenses were down $475 thousand from 2001 to 2002, as the Company repositioned its marketing efforts in anticipation of the opening of two new branches. The Company experienced a $678 thousand increase in Vermont franchise taxes from 2001 to 2002, primarily a result of a $622 thousand Vermont franchise tax refund received in 2001.

The Company's equity in losses of Real Estate Limited Partnerships increased $504 thousand to $1.3 million during the year as the Company continued to invest in community based low-income housing partnerships. The Company accounts for its investment in these partnerships using the equity method. Actual losses generated by the partnerships are recorded as a reduction in the Company's investments in the Consolidated Balance Sheets and as an expense in the Consolidated Statements of Operations. Tax credits generated by the partnerships are recorded as an offset to the income tax provision. The Company finds these investments attractive because they provide an internal rate return of approximately 12%, and provide an opportunity to invest in low-income housing in the communities in which the Company does business. Because of our existing and new commitment to these partnerships management expects the level of expense to increase further during 2003. Other noninterest expense decreased by $237 thousand, which is primarily a result of decreases in expenses related to other real estate owned ("OREO"). OREO expense decreased from $268 thousand in 2001 to $116 thousand in 2002.

2001 Compared to 2000
Total noninterest expenses increased $2.08 million (7.8%) from 2000 to 2001. Salaries increased $430 thousand (4.0%) to $11.2 million and employee benefits increased $321 thousand (12.0%) to $3.0 million. The Company experienced increases in its costs for employee health insurance, the total increase for 2001 was $292 thousand. The Company also continued its incentive program during 2001.

Occupancy expenses increased $268 thousand (12.1%) to $2.5 million during 2001, primarily due to increases in net rent expense. Legal and professional fees increased by $723 thousand during 2001, largely due to expenses incurred by the Company in connection with the conclusion of certain ongoing litigation. The Company recognized legal fees and other charges of $600 thousand in conjunction with the provisional settlement of a class action lawsuit. Marketing expenses increased $536 thousand (47.9%) to $1.7 million during 2001. $150 thousand of that increase was due to increased contributions to the Merchants Bank Foundation, a charitable organization established to support community activities in Vermont. Additionally, the Company made a significant commitment to market research during 2001. This included working with a leading marketing firm to develop a new marketing platform. The platform included primary research on sustainable market positioning, establishing a new account feedback system, overhauling the database of non-customers, acquiring new data, and running several sweepstakes to raise product awareness.

The Company's equity in losses of Real Estate Limited Partnerships increased $213 thousand (35.0%) to $813 thousand during 2001 as the Company continued to invest in community based low-income housing partnerships. Vermont franchise taxes decreased $565 thousand from $704 thousand in 2000 to $139 thousand in 2001. This decrease was a result of the refund of Vermont Franchise taxes during 2001 mentioned above. Other noninterest expenses increased $261 thousand during 2001. This increase was primarily a result of increases in expenses related to other real estate owned ("OREO"). OREO expense increased from $63 thousand in 2000 to $268 thousand in 2001. This increase was primarily attributable to one large property that was in the Company's OREO portfolio from June 2001 until its sale in November of 2001.

Income Taxes
The Company recognized $1.4 million, $1.4 million and $1.2 million, respectively during 2002, 2001 and 2000 in low-income housing tax credits as a reduction in the provision for income taxes. As of December 31, 2002, the Company has a cumulative deferred prepaid tax asset of approximately $2.0 million arising from timing differences between the Company's book and tax reporting. The prepaid tax asset is included in Other Assets in the Consolidated Balance Sheet.

BALANCE SHEET ANALYSIS

Loans
The Company's year-end balance sheet increased $54.0 million (6.75%) during 2002, while the Company's average earning assets increased by $51.2 million (7.1%) from $717.7 million to $768.9 million. The year-end loan portfolio increased by $15.9 million (3.3%) during 2002. The changes in the composition of the Company's loan portfolio during 2002 are shown in the following table:


                                                     As of December 31,
      Type of Loan                  2002        2001        2000        1999        1998
      ------------------------------------------------------------------------------------
                                                       (In thousands)
      Commercial, Financial &
       Agricultural               $ 93,856    $ 84,555    $ 76,228    $ 72,333    $ 63,953
      Real Estate-Residential      206,231     206,697     188,403     180,906     147,348
      Real Estate-Commercial       179,156     170,889     188,699     171,988     170,892
      Real Estate-Construction       9,154       7,731       9,511      12,701       8,091
      Installment                    6,663       7,602      15,082      15,313      14,676
      All Other Loans                  528       2,211         566         451         532
      ------------------------------------------------------------------------------------
                                  $495,588    $479,685    $478,489    $453,692    $405,492
      ====================================================================================

During 2002 most of the growth in the Company's loan portfolio was in the commercial and commercial real estate categories. The increase in commercial loans is a result of the Company's success with its sustained statewide calling program and the favorable perception of the Company in the marketplace. This has allowed the Company to obtain new business without compromising price or credit standards. In an effort to increase residential real estate mortgage volumes the Company recently introduced RealLYNX(R)-10, a new 10-year fully amortizing residential mortgage product at a 4.95% interest rate.

The decrease in installment loans during 2001 resulted from the sale of the Company's $5.5 million credit card portfolio during October 2001.

At December 31, 2002, the Company serviced $36.2 million in residential mortgage loans for investors such as Federal government agencies (FNMA and FHLMC) and for financial investors such as insurance companies and pension funds located outside Vermont. This servicing portfolio has decreased from $160 million five years ago. There have not been any additions to the servicing portfolio since 1997. Servicing revenue is not expected to be a significant revenue source in the future.

The following table presents the distribution of the varying maturities or repricing opportunities of the loan portfolio at December 31, 2002.


                                                   Over One
                                       One Year     Through    Over Five
      Type of Loan                      Or Less     5 Years      Years        Total
      ------------------------------------------------------------------------------
                                                       (In thousands)
      Real Estate Loans                $179,935     $47,124     $167,482    $394,541
      Commercial Loans, Industrial
       Revenue Bonds, and All Other
       Loans                             61,664      26,168        6,552      94,384
      Installment Loans                   4,392       2,243           28       6,663
      ------------------------------------------------------------------------------
                                       $245,991     $75,535     $174,062    $495,588
      ==============================================================================

Loans maturing or repricing after one year which have predetermined interest rates totaled $249 million. Loans maturing or repricing after one year which have floating or adjustable interest rates totaled $632 thousand.

Investments
The investment portfolio is used to generate interest income, manage liquidity and mitigate interest rate sensitivity. During 2002 the investment portfolio (excluding trading securities) increased by $57.9 million (27.4%) as the Company's deposits grew faster than its loan portfolio and the excess funds were deployed into the investment portfolio. The Company's Asset Liability Committee ("ALCO") manages the investment portfolio. As the portfolio has grown the ALCO has used portfolio diversification as a way to mitigate the risk of being too heavily invested in any single asset class. Over the course of 2002, with the advice of its investment advisor, the ALCO has increased the Company's position in corporate bonds and asset backed securities. The composition of the Company's investment portfolio at carrying amounts, (excluding trading securities) are shown in the following table:


                                                       As of December 31,
      Type of Investment              2002        2001        2000        1999        1998
      --------------------------------------------------------------------------------------
                                                         (In thousands)
      U.S. Treasury Obligations     $ 23,311    $    454    $    451    $    453    $    452
      U.S. Agency Obligations         63,128      41,809      34,087      43,042      46,172
      Mortgage-Backed Securities     122,513     133,489     145,150     129,567     129,432
      Collateralized Mortgage
       Obligations                    14,661      25,964      29,294      25,448           -
      Corporate Bonds                 27,565       7,647           -           -           -
      Asset Backed Securities         18,191       2,061           -           -           -
      --------------------------------------------------------------------------------------
                                    $269,369    $211,424    $208,982    $198,510    $176,056
      ======================================================================================

Deposits
The Company's year-end deposit balances increased $43.5 million (6.1%) from $711.8 million to $755.3 million, while year-end interest bearing liabilities increased $35.9 million (5.8%) from $623.3 million to $659.1 million. The Company's demand deposit balances increased $10.5 million during 2002 from $92.1 million to $102.6 million. At the same time the Company's Savings, NOW and Money Market Accounts increased $16.5 million from $450.9 million at year-end 2001 to $467.4 million at year-end 2002, and the Company's time deposits increased $16.5 million from $168.8 million at year-end 2001 to $185.3 million at year-end 2002. The Company continues to target its marketing toward obtaining low cost transactional accounts. The Company continued its FreedomLYNX(R) direct mail campaign and continued to offer the account free for life during 2002. Our FreedomLYNX(R) product has also been enhanced by offering free internet banking as part of the product offering. Additionally, the Company continued to market its MoneyLYNX(R) and

CommerceLYNX(R) money market accounts. The account balances pay interest at competitive rates based on a tiered balance structure. The average cost of funds on these Money Market balances at December 31, 2002, was 1.06%. Balances in Money Market accounts totaled $281 million at year-end 2002 versus $253 million at year-end 2001. Balances in FreedomLYNX(R) accounts continue to increase, with balances of $97.8 million at December 31, 2002, versus $82.0 million at December 31, 2001. The FreedomLYNX(R) account bears interest at a slight premium to the NOW rate on balances over $1,500 and requires no minimum balance, the average cost of these funds at year-end was 0.37%. The Company introduced its new TimeLYNX(R) product in late 1999; this product allows the customer, subject to certain restrictions, to make deposits to and withdrawals from their certificate of deposit prior to maturity. Balances in TimeLYNX(R) accounts, which are currently priced 20 basis points below the one year CD rate, totaled $63.8 million at December 31, 2002, an increase of $21.3 million from year-end 2001 balances of $42.5 million. The Company has also launched a 3-year CD special that will pay interest at 3% on balances up to $150,000. This product is a compliment to, and will serve as a funding mechanism for, the new RealLYNX(R)-10 product discussed above.

Time Deposits $100 thousand and greater at December 31, 2002, had the following schedule of maturities:


      (In thousands)
      ------------------------------------
      Three Months or Less         $ 5,416
      Three to Six Months            4,822
      Six to Twelve Months          15,735
      Over Twelve Months            11,943
      Over Five Years                    -
      ------------------------------------
                                   $37,916
      ====================================

The Company's interest bearing liabilities increased $44.2 million (7.6%) from $579.0 million to $623.2 million during 2001. The Company's Savings, NOW and Money Market Accounts increased $42.0 million from $409 million at year-end 2000 to $451 million at year-end 2001, while the Company's time deposits increased $6.0 million from $162.8 million at year-end 2000 to $168.8 million at year-end 2001. The average cost of funds on money market balances at December 31, 2001, was 1.97%. Balances in these accounts totaled $253 million at year-end 2001 versus $192 million at year-end 2000. Balances in the Company's FreedomLYNX(R) accounts continue to increase, with balances of $82.0 million at December 31, 2001, versus $67.1 million at December 31, 2000, the average cost of these funds at year-end was 0.71%. Balances in the Company's TimeLYNX(R) account at December 31, 2001, totaled $42.5 million.

CREDIT QUALITY AND ALLOWANCE FOR LOAN LOSSES

Stringent credit quality is a major strategic focus of the Company. The Company's consistently low levels of problem assets is evidence of the success of this effort. Although the Company has been successful to date in minimizing its problem assets, there is no assurance that the Company will not have increased levels of problem assets in the future, particularly in light of current or future economic conditions.

The following table summarizes the Company's nonperforming loans ("NPL") and nonperforming assets ("NPA") as of December 31, 1998, through December 31, 2002.


(In thousands)                        2002       2001       2000       1999       1998
---------------------------------------------------------------------------------------
Nonaccrual Loans                     $1,925     $2,412     $3,240     $2,800     $2,103
Loans Past Due 90 Days or
 More and Still Accruing                 46          -         52        199        170
Restructured Loans                    1,728        198        214        689        320
---------------------------------------------------------------------------------------
      Total Nonperforming Loans:      3,699      2,610      3,506      3,688      2,593
---------------------------------------------------------------------------------------
Other Real Estate Owned                  57        225        377        133        470
---------------------------------------------------------------------------------------
      Total Nonperforming Assets:    $3,756     $2,835     $3,883     $3,821     $3,063
=======================================================================================
NPL to Total Loans                     0.75%      0.54%      0.73%      0.81%      0.64%
NPA to Total Loans plus OREO           0.76%      0.59%      0.81%      0.84%      0.75%
---------------------------------------------------------------------------------------

Excluded from the 2002 balances above are approximately $15.4 million of internally classified and criticized loans. This is a slight increase from $13.7 million of internally classified and criticized loans at December 31, 2001. The sustained increase of internally classified and criticized loans over the past two years reflects continued weakness in the general economy and pockets of the Company's primary markets. Management maintains an internal listing that includes these loans. The list is reviewed and updated monthly. The list make up is dynamic with individual loans migrating off and on the list. Some of these loans may migrate to non-performing status during the course of the next twelve months. Management believes that loans rated "substandard" have well-defined weaknesses which, if left unattended, could lead to collection problems. The oversight process on these loans includes an active risk management approach. A management committee reviews the status of these loans each quarter and determines or confirms the appropriate risk rating and accrual status. The findings of this review process are instrumental in determining the adequacy of the allowance for loan losses.

Discussion of 2002 Events Affecting Nonperforming Assets
Historically, the Company has worked closely with borrowers to collect obligations and pursued more vigorous collection efforts where necessary. The Company's Credit Department and Loan Workout functions provide resources to address collection strategies for nonperforming assets. The following schedule shows the components of non-performing assets as of the end of each of the previous five quarters:


                                      December 31,    September 30,    June 30,    March 31,    December 31,
(In thousands)                            2002            2002           2002        2002           2001
------------------------------------------------------------------------------------------------------------
Nonaccrual Loans                         $1,925          $2,009         $2,067      $1,965         $2,412
Loans Past Due 90 Days or More and
 Still Accruing                              46              81            133          81              -
Restructured Loans                        1,728           1,796            190         193            198
Other Real Estate Owned                      57              46            353         225            225
------------------------------------------------------------------------------------------------------------
      Total                              $3,756          $3,932         $2,743      $2,464         $2,835
============================================================================================================

Significant events affecting nonperforming assets are discussed below.

Nonaccrual Loans
Nonaccrual loans decreased from $2.4 million at December 31, 2001, to $1.9 million at December 31, 2002. During 2002 management identified $800 thousand in loans it perceived as having certain risks, which were transferred to nonaccrual status. These transfers were offset by continued resolution of nonaccrual accounts. Approximately $100 thousand in loans were returned to accrual status, principal payments of approximately $1.2 million were collected, and approximately $30 thousand of charge-offs further decreased the balance of nonaccrual loans.

Loans Past Due 90 Days or More and Still Accruing Interest
The Company generally places loans that become 90 or more days past due in nonaccrual status. If, in the opinion of management, the ultimate collectibility of principal and interest is assured, loans may continue to accrue interest and be left in this category. Included in this category are loans which have reached maturity and have not been renewed on a timely basis, for reasons other than financial capacity to pay. Balances of loans 90 or more days past due were $46 thousand at the end of 2002.

Restructured Loans
Restructured loans increased from $198 thousand at December 31, 2001, to $1.7 million at December 31, 2002. Liquid assets secure approximately $800 thousand of the total for this category. The increase in this category stems from the restructuring of a loan to a customer that supplies services to the telecommunications industry. Payments are current and interest income is recognized on a cash basis.

Other Real Estate Owned
The Company continues to aggressively market OREO. The balance of OREO decreased from $225 thousand at December 31, 2001, to $57 thousand at December 31, 2002, reflecting the sale of a building partially occupied by the Company.

Policies and Procedures Related to the Accrual of Interest Income
The Company normally recognizes income on earning assets on the accrual basis, which calls for the recognition of income as earned, rather than when it is collected. The Company's policy is to classify a loan 90 days or more past due with respect to principal or interest as a nonaccruing loan, unless the ultimate collectibility of principal and interest is assured. Income accruals are suspended on all nonaccruing loans, and all previously accrued and uncollected interest is typically charged against current income. A loan remains in nonaccruing status until the factors which suggest doubtful collectibility no longer exist, the loan is liquidated, or when the loan is determined to be uncollectible and is charged off against the allowance for loan losses. In those cases where a nonaccruing loan is secured by real estate, the Company can, and usually will, initiate foreclosure proceedings. The result of such action will either be to cause repayment of the loan with the proceeds of a foreclosure sale or to give the Company possession of the collateral in order to manage a future resale of the real estate. Foreclosed property is recorded at the lower of its cost or estimated fair value, less any estimated costs to sell. Any cost in excess of the estimated fair value on the transfer date is charged to the allowance for loan losses, while further declines in market values are recorded as an expense in other noninterest expense in the statement of operations.

Loan Portfolio Monitoring
The Company's Board of Directors grants each loan officer the authority to originate loans on behalf of the Company, subject to certain limitations. The Board of Directors also establishes restrictions regarding the types of loans that may be granted and the distribution of loan types within the Company's portfolio, and sets loan authority limits for each lender. These authorized lending limits are reviewed at least annually and are based upon the lender's knowledge and experience. Loan requests that exceed a lender's authority require the signature of the Company's credit division manager, senior loan officer, and/or the Company's President. All extensions of credit of $2.5 million or greater to any one borrower, or related party interest, are reviewed and approved by the Loan Committee of the Company's Board of Directors.

The Board of Directors and the credit department regularly monitor the Company's loan portfolio. The loan portfolio as a whole, as well as individual loans, are reviewed for loan performance, creditworthiness, and strength of documentation. The Company monitors loan concentrations by individual borrowers, industries and loan types. As part of the annual credit policy review process, targets are set by loan type for the total portfolio. The Company has hired external loan review firms to assist in monitoring both the commercial and residential loan portfolios. During 2002 the commercial loan review firm performed three comprehensive reviews of the Company's loan portfolio, and reviewed approximately 75% (in dollar volume) of the Company's commercial loan portfolio. Credit risk ratings are assigned to commercial loans at origination and are routinely reviewed by both management and the external loan review firms.

All loan officers are required to service their loan portfolios and account relationships. As necessary, loan officers or the credit department personnel take remedial actions to assure full and timely payment of loan balances.

Allowance for Loan Losses
The Allowance for Loan Losses ("Allowance") is based on Management's estimate of the amount required to reflect the known and inherent risks in the loan portfolio, based on circumstances and conditions known at each reporting date. The Company reviews the adequacy of the Allowance at least quarterly. Factors considered in evaluating the adequacy of the Allowance include previous loss experience, the size and composition of the portfolio, current economic and real estate market conditions and their effect on the borrowers, the performance of individual loans in relation to contract terms and estimated fair values of properties to be foreclosed.

The adequacy of the Allowance is determined using a consistent, systematic methodology, consisting of a review of the following key elements:

*     A specific reserve for loans identified as impaired;
*     A general reserve for the various loan portfolio classifications;
*     The unallocated allowance for loan losses

As part of the Company's analysis of the specific allowance, detailed and extensive reviews are done on larger credits and problematic credits identified on the watched asset list, nonperforming asset listings and internal credit rating reports. The Company has determined that commercial and commercial real estate loans recognized by the Company as nonaccrual, loans past due over 90 days and still accruing interest, restructured troubled debt and certain internally adversely classified loans constitute the portfolio of impaired loans. Loans are evaluated for impairment by looking at the fair value of the collateral, if the loan is collateral dependent, or measuring the net present value of the expected future cash flows using the loan's original effective interest rate. When the difference between the fair value of the collateral, for collateral dependent loans, or the net present value of a loan is lower than the recorded investment of the loan, the difference is reflected with a resulting specific allowance. Loans deemed impaired at December 31, 2002, totaled $3.9 million. As of December 31, 2002, the related allowance was $883 thousand.

The general allowance is a percentage-based reflection of historical loss experience and assigns a required allowance allocation by loan classification based on a fixed percentage of all outstanding loan balances. The general allowance employs a risk-rating model that grades loans based on their general characteristics of credit quality and relative risk. For pass rated loans, appropriate allowance levels are estimated based on judgments regarding the historical loss experience, current economic trends, trends in the portfolio mix, volume and trends in delinquencies and non-accruals and off-balance sheet credit risk. As of December 31, 2002, the related allowance was $3.8 million. For loans risk rated Special Mention or Substandard, the allowance allocation is increased; as of December 31, 2002, the related allowance was $3.0 million.

In addition to the specific and general components, there is an unallocated allowance that recognizes a measurement imprecision in the valuation and general components of the allowance and Management's evaluation of various other conditions not measured in the specific and general components, including the following:

* General economic and business conditions affecting the Company's key lending areas;
*     credit quality trends;
*     loan volumes and concentrations;
*     specific industry conditions within portfolio segments

As of December 31, 2002, the unallocated allowance was $481 thousand, a slight decrease from $600 thousand at December 31, 2001.

Losses are charged against the Allowance when management believes that the collectibility of principal is doubtful. To the extent management determines the level of anticipated losses in the portfolio has significantly increased or diminished, the Allowance is adjusted through current earnings. Overall, management believes that the Allowance is maintained at an adequate level, in light of historical and current factors, to reflect the level of credit risk in the loan portfolio. Loan loss experience and nonperforming asset data are presented and discussed in relation to their impact on the adequacy of the Allowance.

The following table reflects the Company's loan loss experience and activity in the Allowance for the past five years.


(In thousands)                           2002         2001         2000         1999         1998
----------------------------------------------------------------------------------------------------
Average Loans Outstanding              $479,253     $479,052     $468,298     $425,319     $391,814
Allowance Beginning of Year               8,815       10,494       11,189       11,300       15,831
Charge-Off:
  Commercial, Lease Financing and
   all Other Loans                         (311)        (611)        (637)        (363)        (685)
  Real Estate-Construction                    -            -            -            -          (18)
  Real Estate-Mortgage                       (7)         (48)        (192)        (347)      (3,042)
  Installment & Credit Cards                  -         (520)        (154)        (164)        (190)
----------------------------------------------------------------------------------------------------
      Total Loans Charged Off              (318)      (1,179)        (983)        (874)      (3,935)
----------------------------------------------------------------------------------------------------
Recoveries:
  Commercial, Lease Financing
   and all Other Loans                      755          333          743          822          554
  Real Estate-Construction                    3            -            -          150            -
  Real Estate-Mortgage                      187          104          116           92          451
  Installment & Credit Cards                  -           67           51           87          136
----------------------------------------------------------------------------------------------------
      Total Recoveries                      945          504          910        1,151        1,141
----------------------------------------------------------------------------------------------------
Net Loan Recoveries (Charge-Offs)           627         (675)         (73)         277       (2,794)
----------------------------------------------------------------------------------------------------
Provision for Possible Loan Losses:
 Charged to Operations                     (945)      (1,004)        (622)        (388)      (1,737)
----------------------------------------------------------------------------------------------------
Allowance End of Year                  $  8,497     $  8,815     $ 10,494     $ 11,189     $ 11,300
====================================================================================================
Allowance to Total Loans                   1.71%        1.84 %       2.19 %       2.47%        2.79 %
Net Loan Recoveries (Charge-Offs)
 to Average Loans                          0.13%       (0.14)%      (0.02)%       0.07%       (0.71)%
----------------------------------------------------------------------------------------------------

As of December 31, 2002, the Company's Allowance ratios were 230% of nonperforming loans and 1.7% of total loans.

During 2002 the Company continued its practice of offsetting loan loss recoveries with a negative loan loss provision, resulting in an overall negative provision of $945 thousand for 2002. The Company will continue to take all appropriate measures to restore nonperforming assets to performing status or otherwise liquidate these assets in an orderly fashion so as to maximize their value to the Company. There can be no assurances that the Company will be able to complete the disposition of nonperforming assets without incurring further losses, or that the Company will continue to recognize substantial recoveries such as those received during the last five years. The level of recoveries correlates closely to historical charge-offs. As the level of historical charge-offs has declined so has the amount of total annual recoveries.

RELATED PARTY TRANSACTIONS

The Company engages in banking transactions with certain of its directors and officers, and certain of their affiliates. During 2002 the Company obtained legal services from a firm associated with one of its directors totaling $55 thousand. Additionally, the Company purchased computer equipment and project management services totaling $63 thousand from a firm associated with one of its directors. The Company obtains these services on terms that are the same as those that we would obtain from unaffiliated third parties.

At December 31, 2002, the Company had loans outstanding to directors, executive officers, and associates of such persons totaling $7.63 million. It is the policy of the Company to make these loan on substantially the same terms, including interest rates and collateral, as those prevailing for comparable lending transactions with other persons. As of December 31, 2002, all loans to directors, executive officers, and certain of their affiliates were performing in accordance with their contractual terms.

EFFECTS OF INFLATION

The financial nature of the Company's consolidated balance sheet and statement of operations is more clearly affected by changes in interest rates than by inflation, but inflation does affect the Company because as prices increase the money supply tends to increase, the size of loans requested tends to increase, total Company assets increase, and interest rates are affected by inflationary expectations. In addition, operating expenses tend to increase without a corresponding increase in productivity. There is no precise method, however, to measure the effects of inflation on the Company's financial statements. Accordingly, any examination or analysis of the financial statements should take into consideration the possible effects of inflation.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", which requires that all business combinations be accounted for under the purchase accounting method. Use of the pooling-of-interests method is no longer permitted. SFAS No. 141 requires that the purchase accounting method be used for business combinations initiated after June 30, 2001. The adoption of this pronouncement did not have a material effect on the Company's consolidated financial statements.

In July 2001 the FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets", which requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The Company adopted this statement effective January 1, 2002. The adoption of this pronouncement did not have a material effect on the Company's consolidated financial statements.

In August 2001 the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which addresses financial accounting and reporting for obligations associated with retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. Earlier application is permitted. The Company does not expect the adoption of this pronouncement to have a material effect on its consolidated financial statements.

In October 2001 the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". This statement also supersedes the accounting and reporting provisions of Accounting Principles Board (APB) Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". This statement is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company adopted the provisions of SFAS No. 144 effective January 1, 2002. The adoption of this pronouncement did not have a material effect on the Company's consolidated financial statements.

In April 2002 the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt", which required gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Upon adoption of SFAS No. 145, companies will be required to apply the criteria in APB Opinion No. 30 in determining the classification of gains and losses resulting from the extinguishment of debt. Additionally, SFAS No. 145 amends SFAS No. 13, "Accounting for Leases", to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 are effective for fiscal years beginning after May 15, 2002. All other provisions of SFAS No. 145 are effective for transactions occurring and/or financial statements issued on or after May 15, 2002. The implementation of the SFAS No. 145 provisions which were effective May 15, 2002 did not have a material effect on the Company's consolidated financial statements. The implementation of the remaining provisions is not expected to have a material effect on the Company's consolidated financial statements.

In June 2002 the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". This statement is effective for exit or disposal activities initiated after December 31, 2002. The Company will review the impact of applying this standard to any exit or disposal activities initiated after December 31, 2002.

In October 2002 the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions". This statement amends SFAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions", SFAS No. 144, and FASB Interpretation No. 9. Except for transactions between two or more mutual enterprises, this statement removes acquisitions of financial institutions from the scope of both SFAS No. 72 and FASB Interpretation No. 9 and requires that those transactions be accounted for in accordance with SFAS No. 141 and SFAS No. 142. In addition, this statement amends SFAS No. 144 to include in its scope long-term customer-relationship intangible assets of financial institutions. The provisions of this statement are to be applied retroactively to January 1, 2002, and are effective after September 30, 2002. The adoption of this pronouncement did not have a material effect on the Company's consolidated financial statements.

Liquidity and Capital Resource Management

General
Liquidity, as it pertains to banking, can be defined as the ability to meet cash commitments at all times in the most economical way to satisfy loan and deposit withdrawal demand, and to meet other business opportunities that require cash. Sources of liquidity for banks include short-term liquid assets, cash generated from loan repayments and amortization, borrowing, deposit generation and earnings. The Merchants Bank has a number of sources of liquid funds, including $25 million in available Federal Funds lines of credit with correspondent banks at year-end 2002; an overnight line of credit with the Federal Home Loan Bank ("FHLB") of $15 million; an estimated additional borrowing capacity with the FHLB of $118 million; and the ability to borrow approximately $60 million through the use of repurchase agreements, collateralized by the Company's investments, with certain approved counterparties. The Company's investment portfolio, which totaled $270 million at December 31, 2002, is actively managed by the ALCO and is a strong source of cash flow for the Company. The portfolio is fairly liquid, with a weighted average life of 2.49 years, and is available to be used as a source of funds, if needed.

Contractual obligations
The Company has certain long-term contractual obligations; including long-term debt agreements, operating leases for branch operations, and time deposits. The maturity schedules for these obligations are as follows:


                                               One Year    Four Years
                                  Less than    To Three     To Five      Over Five
      (In thousands)              one year       Years       Years         Years       Total
      ----------------------------------------------------------------------------------------

      Debt Maturities             $     74     $ 1,076     $    73        $1,154      $  2,377
      Operating Lease Payments         491         818        500          1,364         3,173
      Time Deposits                148,352      24,530     12,288            120       185,290
      ----------------------------------------------------------------------------------------
                                  $148,917     $26,424    $12,861         $2,638      $190,840
      ========================================================================================

Commitments and Off-Balance Sheet Risk
The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments primarily include commitments to extend credit and financial guarantees. Such instruments involve, to varying degrees, elements of credit and interest rate risk that are not recognized in the accompanying Consolidated Balance Sheets.

Exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and financial guarantees written is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments. The contractual amounts of these financial instruments at December 31, 2002, are as follows:


      (In thousands)                                  Contractual Amount
      ------------------------------------------------------------------
      Financial Instruments Whose Contract Amounts
       Represent Credit Risk:
        Commitments to Originate Loans                      $10,501
        Unused Lines of Credit                               98,559
        Standby Letters of Credit                             6,276
        Loans Sold with Recourse                                 72
      Equity Commitments to Low-Income Housing
       Limited Partnerships                                   8,916
      ------------------------------------------------------------------

Commitments to originate loans are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments to originate loans generally have expiration dates within 60 days of the commitment. Unused lines of credit have expiration dates ranging from one to two years from the date of the commitment. Since a portion of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent a future cash requirement. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained by the Company upon extension of credit is based on management's credit evaluation of the counterparty, and an appropriate amount of real and/or personal property is obtained as collateral.

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN No. 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others; an Interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34". FIN No. 45 requires certain new disclosures and potential liability-recognition for the fair value at issuance of guarantees that fall within its scope. Under FIN No. 45, the Company does not issue any guarantees that would require liability-recognition or disclosure, other than its standby letters of credit.

The Bank has issued conditional commitments in the form of standby letters of credit to guarantee payment on behalf of a customer and guarantee the performance of a customer to a third party. Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit totaled approximately $6.3 million at December 31, 2002 and represent the maximum potential future payments the Bank could be required to make. Typically, these instruments have terms of 12 months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance sheet instruments. Bank policies governing loan collateral apply to standby letters of credit at the time of credit extension. Loan-to-value ratios are generally consistent with loan-to-value requirements for other commercial loans secured by similar types of collateral. The fair value of the Company's standby letters of credit at December 31, 2002 was insignificant.

Equity commitments to low-income housing partnerships represent funding commitments by the Company to certain limited partnerships. These partnerships were created for the purpose of acquiring, constructing and/or redeveloping affordable housing projects. The funding of these commitments is generally contingent upon substantial completion of the project and none extend beyond the fifth anniversary of substantial completion.

Capital Resources
Capital growth is essential to support deposit and asset growth and to ensure the strength and safety of the Company. Net income increased the Company's capital by $12.6 million in 2002, $12.2 million in 2001, and $10.5 million in 2000. Payment of dividends decreased the Company's capital by $5.7million, $5.2 million, and $4.0 million during 2002, 2001, and 2000, respectively. Stock repurchases decreased the Company's capital by $1.4 million, $1.7 million, and $5.6 million in 2002, 2001 and 2000, respectively. In addition changes in the market value of the Company's available for sale investment portfolio increased capital by $2.5 million in 2002. Because of market value losses and the low interest rate environment, the Company's pension plan was underfunded by $2.8 million at December 31, 2002. This resulted in the establishment of a $4.5 million pension liability adjustment at December 31, 2002. The tax-effected offset to this adjustment totaled $2.9 million and was recorded as a reduction in Other Comprehensive Income, which decreased the Company's capital accordingly.

The Company is subject to various regulatory capital requirements administered by banking regulatory agencies. To be considered adequately capitalized under the regulatory framework for prompt corrective action, the Company and the Bank must maintain minimum levels of Tier-1 Leverage, Tier-1 Risk-Based and Total Risk-Based Capital. The Company was considered well capitalized by the regulators at December 31, 2002. The ratios for the Company are set forth below:


      (In thousands)                Amount    Percentage
      --------------------------------------------------
      Tier-1 Risk-Based Capital    $77,293      15.27%
      Total Risk-Based Capital      83,908      16.57%
      Tier-1 Leverage Capital       77,293       9.17%
      --------------------------------------------------

In January 2001 the Company's Board of Directors approved a stock repurchase program. In January of 2003 the Board of Directors voted to extend the program until January 2004. Under the program the Company is authorized to repurchase up to 300,000 shares of its own common stock. As of December 31, 2002, the Company had purchased 148 thousand shares of its own common stock on the open market under the program at an average per share price of $21.07.

ITEM 7A-QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

RISK MANAGEMENT

General
Management and the Board of Directors of the Company are committed to sound risk management practices throughout the organization. The Company has developed and implemented a centralized risk management monitoring program. Risks associated with the Company's business activities and products are identified and measured as to probability of occurrence and impact on the Company (low, moderate, or high), and the control or other activities in place to manage those risks are identified and assessed. Periodically, department-level and senior managers re-evaluate and report on the risk management processes for which they are responsible. This documented program provides management with a comprehensive framework for monitoring the Company's risk profile from a macro perspective, while also serving as a tool for assessing internal controls over financial reporting as required under the FDICIA.

Interest Rate Risk
Interest rate risk is the exposure to a movement in interest rates, which, as described above, affects the Company's net interest income. It is the responsibility of the ALCO to manage interest rate risk, which arises naturally from imbalances in repricing, maturity and/or cash flow characteristics of the Company's assets and liabilities. Asset/liability management is governed by policies reviewed and approved annually by the Board of Directors. The ALCO, chaired by the Chief Financial Officer and composed of members of senior management, meets frequently to review and develop asset/liability management strategies and tactics. The ALCO is responsible for ensuring that the Board of Directors receives timely, accurate information regarding the Company's interest rate risk position at least quarterly.

Techniques used by the ALCO take into consideration the cash flow and repricing attributes of balance sheet and off-balance sheet items and their relation to possible changes in interest rates. The ALCO manages its interest rate exposure primarily by using on-balance sheet strategies, generally accomplished through the management of the duration, rate sensitivity and average lives of the Company's various investments, and by extending or shortening maturities of borrowed funds, as well as carefully managing and monitoring the pricing of loans and deposits. The ALCO also uses off-balance sheet strategies, such as interest rate caps and floors and interest rate swaps, to help minimize the Company's exposure to changes in interest rates. The ALCO uses an outside investment advisor to recommend investments and assist in transaction execution, and an outside ALCO consultant to perform rate shocks of its balance sheets and a variety of other analyses. The investment advisor and ALCO consultant meet jointly with the ALCO and the Board of Directors on a quarterly basis to review current position and discuss future strategies. The consultant's most recent review was as of November 30, 2002. At that time, because of the current rate environment, the consultant modified his rate shock model and modeled a 100 basis point decrease as well as a 200 basis point rate increase. In addition, the consultant modeled a 400 basis point increase with a flattening yield curve. These types of dynamic analyses give the ALCO committee a more thorough understanding of how the Company's balance sheet will perform in a variety of rate environments.

The Company has established a target range for the change in net interest income, given a 200 basis point change in interest rates, of zero to 7.5%. Because the Federal funds rate was at 1.25% at December 31, 2002, the consultant modeled a 100 basis point decrease and a 200 basis point increase. As of December 31, 2002, through the use of such computer models, the change in net interest income for the 12 months ending December 31, 2002, from the Company's expected or "most likely" forecast is as follows:


                                  Net Interest
           Rate Change         Income Sensitivity
      -------------------------------------------
      Up 200 basis points             1.75%
      Down 100 basis points          (0.35%)
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

As market conditions vary from those assumed in the sensitivity analysis, actual results will likely differ due to: the varying impact of changes in the balances and mix of loans and deposits differing from those assumed, the impact of possible off-balance sheet hedging strategies, and other internal/external variables. Furthermore, the sensitivity analysis does not reflect all actions that ALCO might take in responding to or anticipating changes in interest rates.

The most significant factors affecting market risk exposure of net interest income during the year ended December 31, 2002 were (i) the shape of the U.S. Government securities and interest rate swap yield curve, (ii) changes in the composition of the investment portfolio, (iii) changes in the composition of the loan portfolio, and (iv) reduction of deposit interest expense. Since December 2001, the yield curve fell significantly in both the 5-year and 10-year terms (approximately 160 and 121 basis points, respectively). As a result, projected mortgage and loan prepayments increased throughout 2002 as interest rates reached levels not seen in 40 years. Because of historically low rates and increased loan cash inflows, effective duration estimates for loans and mortgage-backed securities became much shorter in 2002 than in 2001, thus increasing asset sensitivity. The Company's balance sheet is asset sensitive and management projects net interest income to increase if short and long interest rates move symmetrically higher.

The model used to perform the balance sheet simulation assumes a parallel shift of the yield curve over twelve months and reprices every interest bearing asset and liability on the Company's balance sheet. The model uses contractual repricing dates for variable products, contractual maturities for fixed rate products, and product-specific assumptions for deposits such as FreedomLYNX(R) accounts and Money Market accounts which are subject to repricing based on current market conditions. Investment securities with call provisions are examined on an individual basis in each rate environment to estimate the likelihood of a call. The model also assumes that the rate at which certain mortgage related assets prepay will vary as rates rise and fall, prepayment estimates are derived from the Office of Thrift Supervision Net Portfolio Value Model.

The Company's commercial loan and commercial real estate loan portfolio shifted from almost 60% fixed rate to approximately 70% variable rate over the course of 2002. To mitigate the effect on net interest income of this shift in the loan portfolio from fixed rate to variable rate, the Company entered into a $25 million, three year interest rate swap early in the second quarter, under which the Company would receive a fixed interest rate and pay prime. The swap was terminated in early October 2002 for a gain of $1.3 million, which will be accreted into income through April 2005. The Company has entered into interest rate cap, floor and swap contracts, from time to time, to mitigate the effects on net interest income in the event interest rates on variable rate deposits rise or rates on variable rate loans decline. No interest rate cap or floor contracts were outstanding at December 31, 2002 or 2001.

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


                                                                     Repricing Date
----------------------------------------------------------------------------------------------------------
                                              One Day        Over Six   One Year
                                               To Six       Months To   To Five      Over Five
(In thousands)                                 Months        One Year     Years        Years        Total
----------------------------------------------------------------------------------------------------------

Assets
  Loans                                       $271,114      $51,535     $146,581     $ 26,358     $495,588
  Mortgage Backed Securities and
   Collateralized Mortgage Obligations          37,529       23,484       60,566       15,595      137,174
  U.S. Treasury & Agency Securities              3,301       15,489       67,649            -       86,439
  Other Securities including Securities
   Purchased under Resale Agreements            33,345        3,186       36,363        8,839       81,733
  Other Assets                                       -            -            -       53,561       53,561
----------------------------------------------------------------------------------------------------------
Total Assets                                  $345,289      $93,694     $311,159     $104,353     $854,495
==========================================================================================================
Liabilities and Stockholders' Equity
  Noninterest-bearing Deposits                $      -      $     -     $      -     $102,554     $102,554
  Interest bearing Deposits                    359,541       71,810       36,681      184,688      652,720
  Short-Term Borrowings                          4,000            -            -            -        4,000
  Other Liabilities                                  -            -            -       10,086       10,086
  Long-Term Debt                                     -           39        1,083        1,255        2,377
  Stockholders' Equity                               -            -            -       82,758       82,758
----------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity    $363,541      $71,849     $ 37,764     $381,341     $854,495
==========================================================================================================
Cumulative Gap                                $(18,252)     $ 3,593     $276,988
Gap as a % of Total Earning Assets               (2.28)%       0.45%       34.58%
----------------------------------------------------------------------------------------------------------

Based on historical experience and the Company's internal repricing policies, it is the Company's practice to present repricing of statement savings, savings deposits and Free Checking for Life(R) and NOW account balances in the "one to five year" category. The Company's experience has shown that the rates on these deposits tend to be less rate-sensitive than other types of deposits.

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

Credit Risk
A network of loan officers manages credit risk, with review by the Company's Credit Department and oversight by the Company's Board of Directors. The Board of Directors grants each loan officer the authority to originate loans on behalf of the Company and establishes policies regarding loan portfolio diversification and loan officer lending limits. The Company's loan portfolio is continuously monitored for performance, creditworthiness and strength of documentation through the use of a variety of management reports and with the assistance of an external loan review firms,. Credit ratings are assigned to commercial loans and are routinely reviewed. Loan officers or the loan workout function take remedial actions to assure full and timely payment of loan balances when necessary. The Company's policy is to discontinue the accrual of interest on loans when scheduled payments become contractually past due 90 or more days and the ultimate collectibility of principal or interest becomes doubtful.

ITEM 8-FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         Merchants Bancshares, Inc.
                         Consolidated Balance Sheets


                                                                          December 31,    December 31,
(In thousands except share and per share data)                                2002            2001
------------------------------------------------------------------------------------------------------
ASSETS
  Cash and Due from Banks                                                   $ 37,046        $ 35,688
  Federal Funds Sold and Securities Purchased
   Under Resale Agreements                                                    31,500          51,000
  Investments:
    Securities Available for Sale                                            217,755         142,074
    Securities Held to Maturity (Fair Value of $54,972 and $71,308)           51,614          69,350
    Trading Securities                                                           846           1,030
------------------------------------------------------------------------------------------------------
      Total Investments                                                      270,215         212,454
------------------------------------------------------------------------------------------------------
  Loans                                                                      495,588         479,685
  Allowance for Loan Losses                                                    8,497           8,815
------------------------------------------------------------------------------------------------------
      Net Loans                                                              487,091         470,870
------------------------------------------------------------------------------------------------------
  Federal Home Loan Bank Stock                                                 3,632           3,620
  Bank Premises and Equipment, Net                                            11,400          11,837
  Investment in Real Estate Limited Partnerships                               3,551           3,581
  Other Real Estate Owned                                                         57             225
  Other Assets                                                                10,003          11,192
------------------------------------------------------------------------------------------------------
      Total Assets                                                          $854,495        $800,467
======================================================================================================
LIABILITIES
  Deposits:
    Demand                                                                  $102,554        $ 92,065
    Savings, NOW and Money Market Accounts                                   467,430         450,949
    Time Deposits $100 Thousand and Greater                                   37,916          30,924
    Other Time Deposits                                                      147,374         137,874
------------------------------------------------------------------------------------------------------
      Total Deposits                                                         755,274         711,812
------------------------------------------------------------------------------------------------------
  Demand Note Due U.S. Treasury                                                4,000           1,248
  Other Liabilities                                                           10,086           9,391
  Long-Term Debt                                                               2,377           2,453
------------------------------------------------------------------------------------------------------
      Total Liabilities                                                      771,737         724,904
------------------------------------------------------------------------------------------------------
Commitments and Contingencies (Note 14)
STOCKHOLDERS' EQUITY
  Preferred Stock Class A Non-Voting Authorized-200,000, Outstanding 0             -               -
  Preferred Stock Class B Voting Authorized-1,500,000, Outstanding 0               -               -
  Common Stock, $.01 Par Value                                                    67              67
    Shares Authorized                        10,000,000
    Issued,         Current Period            6,651,760
                    Prior Period              6,651,760
    Outstanding,    Current Period            5,925,082
                    Prior Period              5,888,764
    Capital in Excess of Par Value                                            33,664          33,229
    Retained Earnings                                                         55,827          48,885
    Treasury Stock, At Cost                                                  (10,980)        (10,834)
                    Current Period Shares       726,678
                    Prior Period Shares         762,996
    Deferred Compensation Arrangements                                         3,194           2,859
    Accumulated Other Comprehensive Income                                       986           1,357
------------------------------------------------------------------------------------------------------
      Total Stockholders' Equity                                              82,758          75,563
------------------------------------------------------------------------------------------------------
      Total Liabilities and Stockholders' Equity                            $854,495        $800,467
======================================================================================================

        See accompanying notes to consolidated financial statements.

                         Merchants Bancshares, Inc.
                    Consolidated Statements of Operations


                                                                Years Ended December 31,
(In thousands except per share data)                         2002          2001          2000
-----------------------------------------------------------------------------------------------

INTEREST AND DIVIDEND INCOME:
  Interest and Fees on Loans                              $  34,131     $  39,869     $  41,556
  Interest and Dividends on Investments:
    U.S. Treasury and Agency Obligations                     11,168        10,438        11,806
    Other                                                     3,051         3,691         2,436
-----------------------------------------------------------------------------------------------
Total Interest and Dividend Income                           48,350        53,998        55,798
-----------------------------------------------------------------------------------------------

INTEREST EXPENSE:
  Savings, NOW and Money Market Accounts                      5,312        10,520        13,700
  Time Deposits $100 Thousand and Greater                     1,331         1,651         1,681
  Other Time Deposits                                         4,257         6,151         6,634
  Other Borrowed Funds                                           28            84           511
  Long-Term Debt                                                 88            76           197
-----------------------------------------------------------------------------------------------
Total Interest Expense                                       11,016        18,482        22,723
-----------------------------------------------------------------------------------------------
Net Interest Income                                          37,334        35,516        33,075
 Provision for Loan Losses                                     (945)       (1,004)         (622)
-----------------------------------------------------------------------------------------------
Net Interest Income after Provision for Loan Losses          38,279        36,520        33,697
-----------------------------------------------------------------------------------------------
NONINTEREST INCOME:
  Trust Company Income                                        1,593         1,632         1,772
  Service Charges on Deposits                                 4,102         3,942         3,627
  Settlement Proceeds                                           449           312             -
  Gains on Sales of Loans                                         -           616             6
  Gains (Losses) on Sale of Investment Securities               610          (224)            1
  Other                                                       1,900         2,237         1,661
-----------------------------------------------------------------------------------------------
Total Noninterest Income                                      8,654         8,515         7,067
-----------------------------------------------------------------------------------------------

NONINTEREST EXPENSES:
  Salaries and Wages                                         11,328        11,204        10,774
  Employee Benefits                                           3,349         2,999         2,678
  Occupancy Expense, Net                                      2,583         2,474         2,206
  Equipment Expense                                           2,484         2,474         2,581
  Legal and Professional Fees                                 1,542         1,880         1,157
  Marketing                                                   1,181         1,656         1,120
  Equity in Losses of Real Estate Limited Partnerships        1,317           813           600
  Vermont Franchise Tax                                         817           139           704
  Other                                                       4,898         5,135         4,874
-----------------------------------------------------------------------------------------------
Total Noninterest Expenses                                   29,499        28,774        26,694
-----------------------------------------------------------------------------------------------

Income Before Provision for Income Taxes                     17,434        16,261        14,070
Provision for Income Taxes                                    4,817         4,097         3,537
-----------------------------------------------------------------------------------------------
NET INCOME                                                $  12,617     $  12,164     $  10,533
===============================================================================================

Basic Earnings Per Common Share                           $    2.05     $    1.99     $    1.67
Diluted Earnings Per Common Share                         $    2.02     $    1.98     $    1.66

Weighted Average Common Shares Outstanding                6,163,546     6,097,775     6,332,273
Weighted Average Diluted Shares Outstanding               6,231,316     6,135,840     6,339,743

        See accompanying notes to consolidated financial statements.

                         Merchants Bancshares, Inc.
               Consolidated Statements of Comprehensive Income


                                                                             Twelve Months Ended
                                                                                 December 31,
(In thousands)                                                           2002        2001        2000
------------------------------------------------------------------------------------------------------
Net Income as Reported                                                 $12,617     $12,164     $10,533
Change in Net Unrealized Appreciation of Securities Available
 for Sale, Net of Taxes of $1,587, $444, and $703                        2,947         824       1,305
Minimum Pension Liability Adjustment, Net of Taxes of $1,560            (2,897)          -           -
Add: Reclassification Adjustments for Securities (Gains) Losses
 Included in Net Income, Net of Taxes of ($214) and $78                   (397)        145           -
------------------------------------------------------------------------------------------------------
Comprehensive Income Before Impact of Transfers                         12,270      13,133      11,838
Impact of Transfer of Securities from Available for Sale to Held to
 Maturity, Net of Taxes of ($13), $5, and $50                              (24)          9          93
Impact of Transfer of Securities from Held to Maturity to Available
 for Sale, Net of Taxes of $216                                              -         402           -
------------------------------------------------------------------------------------------------------
Comprehensive Income                                                   $12,246     $13,544     $11,931
======================================================================================================

        See accompanying notes to consolidated financial statements.

                         Merchants Bancshares, Inc.
         Consolidated Statements of Changes in Stockholders' Equity
            For the Years Ended December 31, 2002, 2001, and 2000


                                                                                                           Accumulated
                                                   Capital in                               Deferred          Other
                                         Common    Excess of     Retained    Treasury     Compensation    Comprehensive
(In thousands)                           Stock     Par Value     Earnings     Stock       Arrangements        Income        Total
----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999              $67       $33,049      $35,368     $ (4,699)       $2,372          $(1,421)      $64,736
  Net Income                                -             -       10,533            -             -                -        10,533
  Purchase of Treasury Stock                -             -            -       (5,632)            -                -        (5,632)
  Issuance of Stock under
   Employee Stock Option Plans              -             4            -          157             -                -           161
  Issuance of Stock under Deferred
   Compensation Arrangements                -             -            -           50           (50)               -             -
  Dividends Paid                            -             -       (3,999)           -             -                -        (3,999)
  Unearned Compensation -
   Restricted Stock Awards                  -             -            -            -            (6)               -            (6)
  Deferred Compensation Arrangements        -             -            -            -           259                -           259
  Change in Net Unrealized
   Appreciation of Securities
   Available for Sale, Net of Tax           -             -            -            -             -            1,305         1,305
   Impact of transfer of Securities
    Available for Sale to Held to
    Maturity, Net of Tax                    -             -            -            -             -               93            93
----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000               67        33,053       41,902      (10,124)        2,575              (23)       67,450
  Net Income                                -             -       12,164            -             -                -        12,164
  Purchase of Treasury Stock                -             -            -       (1,663)            -                -        (1,663)
  Sale of Treasury Stock to the
   Dividend Reinvestment Plan               -           202            -          811             -                -         1,013
  Issuance of Stock under Deferred
   Compensation Arrangements                -             -            -           52           (52)               -             -
  Dividends Paid                            -             -       (5,181)           -             -                -        (5,181)
  Issuance of Stock under
   Employee Stock Option Plans              -           (23)           -           90             -                -            67
  Unearned Compensation -
   Restricted Stock Awards                  -             -            -            -            (4)               -            (4)
  Deferred Compensation Arrangements        -             -            -            -           340                -           340
  Distribution of Fractional Shares         -            (3)           -            -             -                -            (3)
  Change in Net Unrealized
   Appreciation of Securities
   Available for Sale, Net of Tax           -             -            -            -             -              969           969
   Impact of transfer of Securities
    Available for Sale to Held to
    Maturity, Net of Tax                    -             -            -            -             -                9             9
   Impact of transfers of Securities
    Held to Maturity to Available for
    Sale, Net of Tax                        -             -            -            -             -              402           402
----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2001               67        33,229       48,885      (10,834)        2,859            1,357        75,563
  Net Income                                -             -       12,617            -             -                -        12,617
  Purchase of Treasury Stock                -             -            -       (1,432)            -                -        (1,432)
  Sale of Treasury Stock to the
  Dividend Reinvestment Plan                -           504            -          712             -                -         1,216
  Issuance of Stock under Deferred
   Compensation Arrangements                -             -            -           49           (49)               -             -
  Dividends Paid                            -             -       (5,675)           -             -                -        (5,675)
  Issuance of Stock under
   Employee Stock Option Plans              -           (69)           -          525             -                -           456
  Unearned Compensation -
   Restricted Stock Awards                  -             -            -            -           (27)               -           (27)
  Deferred Compensation Arrangements        -             -            -            -           411                -           411
  Change in Net Unrealized
   Appreciation of Securities
   Available for Sale, Net of Tax           -             -            -            -             -            2,550         2,550
  Impact of transfer of Securities
   Available for Sale to Held to
   Maturity, Net of Tax                     -             -            -            -             -              (24)          (24)
  Minimum Pension Liability
   Adjustment, Net of Tax                   -             -            -            -             -           (2,897)       (2,897)
----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2002              $67       $33,664      $55,827     $(10,980)       $3,194          $   986       $82,758
==================================================================================================================================

        See accompanying notes to consolidated financial statements.

                         Merchants Bancshares, Inc.
                    Consolidated Statement of Cash Flows


For the twelve months ended December 31,                                     2002         2001         2000
-------------------------------------------------------------------------------------------------------------
(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                                $  12,617     $ 12,164     $ 10,533
Adjustments to Reconcile Net Income to Net Cash Provided by
 Operating Activities:
  Provision for Loan Losses                                                    (945)      (1,004)        (622)
  Deferred Tax Expense (Benefit)                                                151         (375)        (419)
  Depreciation and Amortization                                               3,700        2,355        2,608
  Net (Gains) Losses on Sales of Investment Securities                         (610)         224           (1)
  Net Gains on Sales of Loans                                                     -         (616)          (6)
  Net (Gains ) Losses on Disposition of Premises and Equipment                 (559)         126           52
  Net Gains on Sales and Writedowns of Other Real Estate Owned                  (30)         (34)         (44)
  Equity in Losses of Real Estate Limited Partnerships                        1,317          829          600
Changes in Assets and Liabilities:
  (Increase) Decrease in Interest Receivable                                   (714)         610         (364)
  (Decrease) Increase in Interest Payable                                      (711)        (975)         394
  Decrease in Other Assets                                                      967          227        4,499
  (Decrease) Increase in Other Liabilities                                   (1,694)       1,896        2,259
-------------------------------------------------------------------------------------------------------------
      Net Cash Provided by Operating Activities                              13,489       15,427       19,489
-------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from Sales of Investment Securities Available for Sale            26,046       25,604        8,998
  Proceeds from Maturities of Investment Securities Available for Sale       55,001       35,194       13,135
  Proceeds from Maturities of Investment Securities Held to Maturity         17,678       20,461        9,946
  Purchases of Investment Securities Available for Sale                    (153,965)     (79,620)     (37,946)
  Purchases of Investment Securities Held to Maturity                             -         (204)      (2,487)
  Purchases of Federal Home Loan Bank Stock                                     (12)        (258)        (411)
  Loan Originations in Excess of Principal Payments                         (15,233)      (9,624)     (26,554)
  Proceeds from Sales of Loans                                                    -        5,469        1,191
  Proceeds from Sales of Premises and Equipment                                 761            -            -
  Proceeds from Sales of Other Real Estate Owned                                244        1,605           90
  Investments in Real Estate Limited Partnerships                            (1,287)      (1,433)        (849)
  Purchases of Premises and Equipment                                        (1,665)      (1,402)      (1,773)
-------------------------------------------------------------------------------------------------------------
      Net Cash Used in Investing Activities                                 (72,432)      (4,208)     (36,660)
-------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net Increase in Deposits                                                   43,462       48,699       49,870
  Net Increase (Decrease) in Other Borrowed Funds                             2,752       (4,568)      (5,184)
  Principal Payments on Debt                                                    (77)         (74)      (5,098)
  Cash Dividends Paid                                                        (4,695)      (4,168)      (3,842)
  Acquisition of Treasury Stock                                              (1,432)      (1,663)      (5,632)
  Increase in Deferred Compensation Arrangements                                335          284          203
  Proceeds from the Exercise of Employee Stock Options                          456           67            -
-------------------------------------------------------------------------------------------------------------
      Net Cash Provided by Financing Activities                              40,801       38,577       30,317
-------------------------------------------------------------------------------------------------------------
(Decrease) Increase in Cash and Cash Equivalents                            (18,142)      49,796       13,146
Cash and Cash Equivalents Beginning of Year                                  86,688       36,892       23,746
-------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents End of Year                                     $  68,546     $ 86,688     $ 36,892
=============================================================================================================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Total Interest Payments                                                 $  11,727     $ 19,457     $ 22,329
  Total Income Tax Payments                                                   5,300        4,950        1,525
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
 AND FINANCING ACTIVITIES
  Distribution of Stock Under Deferred Compensation Arrangements                 49           52           50
  Distribution of Treasury Stock in Lieu of Cash Dividend                       980        1,013          161
  Transfer of Loans to Other Real Estate Owned                                   46        1,419           71

        See accompanying notes to consolidated financial statements.

                         Merchants Bancshares, Inc.
                 Notes to Consolidated Financial Statements
                              December 31, 2002

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Merchants Bancshares, Inc. (the "Company") and its wholly owned subsidiaries; Merchants Bank (the "Bank") including the Company's wholly owned subsidiaries Merchants Trust Company (the "Trust Company"), and certain trusts; and Merchants Properties, Inc., after elimination of all material intercompany accounts and transactions. The Bank and the Trust Company offer a full range of deposit, loan, cash management, and trust services to meet the financial needs of individual consumers, businesses and municipalities at 33 full-service banking locations throughout the state of Vermont.

Management's Use of Estimates in Preparation of Financial Statements
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of income and expenses during the reporting periods. The most significant estimates include those used in determining the allowance for loan losses. Operating results in the future may vary from the amounts derived from management's estimates and assumptions.

Cash and Cash Equivalents
Cash and cash equivalents consist of cash on hand, amounts due from banks, Federal funds sold, and securities purchased under resale agreements in the accompanying consolidated statements of cash flows. Securities purchased under resale agreements are short-term fixed rate agreements, such agreements are treated as secured obligations and the right to resell the securities are reflected as an asset on the Company's consolidated balance sheets.

Investment Securities
The Company classifies certain of its investments in debt securities as held to maturity, which are carried at amortized cost if the Company has the positive intent and ability to hold such securities to maturity. Investments in debt securities that are not classified as held to maturity and equity securities that have readily determinable fair values are classified as available for sale securities or trading securities. Trading securities are investments purchased and held principally for the purpose of selling in the near term; available for sale securities are investments not classified as trading or held to maturity. Available for sale securities are carried at fair value which is measured at each reporting date. The resulting unrealized gain or loss is reflected in accumulated other comprehensive income net of the associated tax effects. Trading securities are also carried at fair value; gains and losses are recognized through the statements of operations.

Transfers from securities available for sale to securities held to maturity are recorded at the securities' fair values on the date of the transfer. Any net unrealized gains or losses continue to be reported as a separate component of stockholders' equity, on a net of tax basis. As long as the securities are carried in the held to maturity portfolio, such amounts are amortized over the estimated remaining life of the transferred securities as an adjustment to yield in a manner consistent with the amortization of premiums and discounts. Net amortization of such amounts totaled $24 thousand in 2002, and net accretion of such amounts totaled $9 thousand and $93 thousand, in 2001 and 2000, respectively.

Transfers from securities held to maturity to available for sale are recorded at the securities' amortized cost, increased or decreased by any net unrealized gains or losses, net of taxes.

Interest and dividend income, including amortization of premiums and discounts, is recorded in earnings for all categories of investment securities. Discounts and premiums related to debt securities are amortized using a method which approximates the level-yield method. The gain or loss recognized on the sale of an investment security is based upon the adjusted cost of the specific security.

Management reviews all reductions in fair value below book value to determine whether the impairment is other than temporary. If the impairment is determined to be other than temporary in nature, the carrying value of the security is written down to the appropriate level by a charge to earnings in the period of determination.

Federal Home Loan Bank of Boston Stock
As a member of the Federal Home Loan Bank of Boston ("FHLB"), the Company is required to hold stock in FHLB. FHLB stock is carried at cost since there is no readily available market value. The stock cannot be sold, but can be redeemed by the FHLB at cost.

Loans
Loans are carried at the principal amounts outstanding net of the allowance for loan losses, charge-offs and net of deferred loan costs and fees. Deferred loan costs and fees are amortized over the estimated lives of the loans using the interest method.

Allowance for Loan Losses
The Allowance for Loan Losses ("Allowance") is based on management's estimate of the amount required to reflect the known and inherent risks in the loan portfolio. The Allowance is based on management's systematic periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions.

In addition, Federal regulatory agencies, as an integral part of their examination process, periodically review the Company's Allowance and may require the Company to recognize additions to the Allowance based on their judgments about information available to them at the time of their examination, which may not be currently available to management.

Factors considered in evaluating the adequacy of the Allowance include previous loss experience, the size and composition of the portfolio, current economic and real estate market conditions and their affect on the borrowers, the performance of individual loans in relation to contract terms and estimated fair values of properties to be foreclosed.

A loan is considered impaired, based on current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Smaller balance, homogeneous loans which are collectively evaluated for impairment, such as residential real estate and consumer loans, as well as commercial real estate and commercial loans less than $250,000, are specifically excluded from the classification of impaired loans. Impairment is measured based on the present value of expected future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured for impairment based on the fair value of collateral. Loans continue to be classified as impaired unless they are brought fully current and the collection of scheduled interest and principal is considered probable.

Income Recognition on Impaired and Nonaccrual Loans
Loans, including impaired loans, are generally classified as nonaccrual if they are past due as to maturity or payment of principal or interest for a period of more than 90 days, unless such loans are well-collateralized and in the process of collection. If a loan or a portion of a loan is internally classified as doubtful or is partially charged-off, the loan is classified as nonaccrual. Loans that are on a current payment status or past due less than 90 days may also be classified as nonaccrual if repayment in full of principal and/or interest is in doubt.

Loans may be returned to accrual status when all principal and interest amounts contractually due (including arrearages) are reasonably assured of repayment within an acceptable period of time, and there is a sustained period of repayment performance (generally a minimum of six months) by the borrower, in accordance with the contractual terms of the loans.

While a loan is classified as nonaccrual and the future collectibility of the recorded loan balance is uncertain any payments received are generally used to reduce the principal balance. When the future collectibility of the recorded loan balance is expected, interest income may be recognized on a cash basis. In the case where a nonaccrual loan had been partially charged-off, recognition of interest on a cash basis is limited to that which would have been recognized on the recorded loan balance at the contractual interest rate. Interest collections in excess of that amount are recorded as recoveries to the allowance for loan losses until prior charge-offs have been fully recovered.

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

Gains and Losses on Sales of Loans
Gains and losses on sales of loans are recognized based upon the difference between the selling price and the carrying amount of loans sold. Gains and losses are adjusted for servicing rights resulting from the sale of certain loans with servicing rights retained. Deferred loan costs and fees are recognized at the time such loans are sold. There were no capitalized servicing rights as of December 31, 2002 or 2001.

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

Investments in Real Estate Limited Partnerships
The Company has investments in various real estate limited partnerships that acquire, develop, own and operate low and moderate-income housing. The Company's ownership interest in these limited partnerships ranges from 20% to 99% as of December 31, 2002. The Company consolidates the financial statements of the limited partnership in which the Company is the general partner, actively involved in management, and has a controlling interest. The Company accounts for its investments in limited partnerships, where the Company neither actively participates nor has a controlling interest, under the equity method of accounting.

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

Other Real Estate Owned
Collateral acquired through foreclosure is recorded at the lower of cost or fair value, less estimated costs to sell, at the time of acquisition. Company premises held for sale are recorded at the lower of cost or market, less estimated costs to sell, at the date of transfer. Subsequent decreases in the fair value of other real estate owned ("OREO") are reflected as a write-down and charged to expense. Net operating income or expense related to foreclosed property and Company premises held for sale is included in noninterest expense in the accompanying consolidated statements of operations. There are inherent uncertainties in the assumptions with respect to the estimated fair value of other real estate owned. Because of these inherent uncertainties, the amount ultimately realized on OREO may differ from the amounts reflected in the consolidated financial statements.

Recent Accounting Pronouncements
In July 2001 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", which requires that all business combinations be accounted for under the purchase accounting method. Use of the pooling-of-interests method is no longer permitted. SFAS No. 141 requires that the purchase accounting method be used for business combinations initiated after June 30, 2001. The adoption of this pronouncement did not have a material effect on the Company's consolidated financial statements.

In July 2001 the FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets", which requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The Company adopted this statement effective January 1, 2002. The adoption of this pronouncement did not have a material effect on the Company's consolidated financial statements.

In August 2001 the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which addresses financial accounting and reporting for obligations associated with retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. Earlier application is permitted. The Company does not expect the adoption of this pronouncement to have a material effect on its consolidated financial statements.

In October 2001 the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". This statement also supersedes the accounting and reporting provisions of Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". This statement is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company adopted the provisions of SFAS No. 144 effective January 1, 2002. The adoption of this pronouncement did not have a material effect on the Company's consolidated financial statements.

In April 2002 the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt", which required gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Upon adoption of SFAS No. 145, companies will be required to apply the criteria in APB Opinion No. 30 in determining the classification of gains and losses resulting from the extinguishment of debt. Additionally, SFAS No. 145 amends SFAS No. 13, "Accounting for Leases", to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 are effective for fiscal years beginning after May 15, 2002. All other provisions of SFAS No. 145 are effective for transactions occurring and/or financial statements issued on or after May 15, 2002. The implementation of the SFAS No. 145 provisions which were effective May 15, 2002, did not have a material effect on the Company's consolidated financial statements. The implementation of the remaining provisions is not expected to have a material effect on the Company's consolidated financial statements.

In June 2002 the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". This statement is effective for exit or disposal activities initiated after December 31, 2002. The Company will review the impact of applying this standard to any exit or disposal activities initiated after December 31, 2002.

In October 2002 the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions". This statement amends SFAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions", SFAS No. 144, and FASB Interpretation No. 9. Except for transactions between two or more mutual enterprises, this statement removes acquisitions of financial institutions from the scope of both SFAS No. 72 and FASB Interpretation No. 9 and requires that those transactions be accounted for in accordance with SFAS No. 141 and SFAS No. 142. In addition, this statement amends SFAS No. 144 to include in its scope long-term customer-relationship intangible assets of financial institutions. The provisions of this statement are to be applied retroactively to January 1, 2002, and are effective after September 30, 2002. The adoption of this pronouncement did not have a material effect on the Company's consolidated financial statements.

Intangible Assets
Premiums paid for the purchase of core deposits are recorded as other assets and amortized using straight-line and accelerated methods over 7 to 15 years. Management reviews the value of the intangible asset by comparing purchased deposit levels to the current level of acquired deposits in the branches purchased. If any significant deposit runoff has occurred and is determined to be permanent in nature, the asset is written down accordingly. As of December 31, 2002, such intangible assets totaled approximately $1.6 million and are included in other assets on the Consolidated Balance Sheets. Amortization of such intangible assets amounted to $410 thousand, $500 thousand, and $626 thousand in 2002, 2001 and 2000, respectively.

Stock-Based Compensation
The Company accounts for its stock-based compensation plans in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. On January 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards measured on the date of the grant. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and earnings per share disclosures for employee stock-based grants made in 1995 and future years as if the fair value based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure of SFAS No. 123.

The Company has granted stock options to certain key employees. The options granted vest after two years and are immediately exercisable upon vesting. Nonqualified stock options may be granted at any price determined by the Compensation Committee of the Company's Board of Directors. All stock options have been granted at or above fair market value at the date of grant.

The weighted average per share fair value of stock options granted during 2001 and 2000 was $4.68 and $3.55, respectively. The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions for 2001 and 2000, respectively: risk-free interest rates of 3.69%, and 6.33%; expected lives of options of five years and five years; expected volatility of stock of 30.74% and 31.48%; rate of dividends of 4.06% and 4.33%; resulting in pro forma after tax compensation expense of $6 thousand for 2002, $27 thousand for 2001, and $238 thousand for 2000. No options were granted during 2002.

As permitted by SFAS No. 123 the Company has elected to continue to apply APB No. 25 to account for its stock-based compensation plans. Had compensation cost for awards under the Company's stock-based compensation plans been determined consistent with the method set forth under SFAS No. 123, the effect on the Company's net income and earnings per share would have been as follows:


                                               2002                   2001                   2000
---------------------------------------------------------------------------------------------------------
                                           As         Pro         As         Pro         As         Pro
(In thousands except per share data)    Reported     Forma     Reported     Forma     Reported     Forma
---------------------------------------------------------------------------------------------------------
Net Income                              $12,617     $12,611    $12,164     $12,137    $10,533     $10,295
Basic Earnings per Share                $  2.05     $  2.05    $  1.99     $  1.99    $  1.67     $  1.63
Diluted Earnings per Share              $  2.02     $  2.02    $  1.98     $  1.98    $  1.66     $  1.62
---------------------------------------------------------------------------------------------------------

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

Stock Split
Share and per share amounts have been adjusted to reflect the December 14, 2001, three-for-two stock split.

Reclassifications
Reclassifications are made to prior years' consolidated financial statements whenever necessary to conform to the current year's presentation. All share and per share amounts have been restated to reflect the December 2001 three-for-two stock split.

Employee Benefit Costs
Prior to 1995 the Company maintained a non-contributory pension plan covering substantially all employees that met eligibility requirements. The plan was curtailed in 1995. The cost of this plan, based on actuarial computations of current and future benefits, is charged to current operating expenses.

Earnings Per Share
Basic earnings per share are calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed in a manner similar to that of basic earnings per share except that the weighted average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares (such as stock options and unvested restricted stock awards) were issued during the period, computed using the treasury stock method. Unallocated shares held by the Company's ESOP are not included in the weighted average number of shares outstanding for either the basic or diluted earnings per share calculations.

Derivative Financial Instruments and Hedging Activities
The Company adopted the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective January 1, 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Changes in the fair value of the derivative financial instruments are reported in either net income or as a component of other comprehensive income, depending on the use of the derivative and whether or not it qualifies for hedge accounting.

Special hedge accounting treatment is permitted only if specific criteria are met, including a requirement that the hedging relationship be highly effective both at inception and on an ongoing basis. Accounting for hedges varies based on the type of hedge-fair value or cash flow. Results of effective hedges are recognized in current earnings for fair value hedges and in other comprehensive income for cash flow hedges. Ineffective portions of hedges are recognized immediately in earnings.

Segment Reporting
The Company's operations are solely in the financial services industry and include providing to its customers traditional banking and other financial services. The Company operates primarily in the state of Vermont. Management makes operating decisions and assesses performance based on an ongoing review of the Company's consolidated financial results. Therefore, the Company has a single operating segment for financial reporting purposes.

(2) INVESTMENT SECURITIES

Investments in securities are classified as trading, available for sale or held to maturity as of December 31, 2002 and 2001. The amortized cost and fair values of the securities classified as available for sale and held to maturity as of December 31, 2002 and 2001, are as follows:

SECURITIES AVAILABLE FOR SALE:


                                                            Gross         Gross
                                             Amortized    Unrealized    Unrealized      Fair
                                                Cost        Gains         Losses       Value
      ----------------------------------------------------------------------------------------
      2002                                                     (In thousands)
      ----------------------------------------------------------------------------------------
      U.S. Treasury Obligations              $ 22,220     $  640        $  -          $ 22,860
      U.S. Agency Obligations                  56,458      1,695           -            58,153
      Mortgage-Backed Securities               73,729      2,596           -            76,325
      Collateralized Mortgage Obligations      14,473        197           9            14,661
      Corporate Bonds                          27,241        373          49            27,565
      ----------------------------------------------------------------------------------------
      Asset Backed Securities                  17,629        562           -            18,191
      ----------------------------------------------------------------------------------------
                                             $211,750     $6,063        $ 58          $217,755
      ========================================================================================


                                                            Gross         Gross
                                             Amortized    Unrealized    Unrealized      Fair
                                                Cost        Gains         Losses       Value
      ----------------------------------------------------------------------------------------
      2001                                                     (In thousands)
      ----------------------------------------------------------------------------------------
      U.S. Agency Obligations                $ 36,909     $   36        $108          $ 36,837
      Mortgage-Backed Securities               67,987      1,656          78            69,565
      Collateralized Mortgage Obligations      25,492        491          19            25,964
      Corporate Bonds                           7,547        104           4             7,647
      Asset Backed Securities                   2,058          8           5             2,061
      ----------------------------------------------------------------------------------------
                                             $139,993     $2,295        $214          $142,074
      ========================================================================================

SECURITIES HELD TO MATURITY:


                                                            Gross         Gross
                                             Amortized    Unrealized    Unrealized      Fair
                                                Cost        Gains         Losses       Value
      ----------------------------------------------------------------------------------------
      2002                                                     (In thousands)
      ----------------------------------------------------------------------------------------
      U.S. Treasury Obligations              $    451     $    9        $  -          $    460
      U.S. Agency Obligations                   4,975        373           -             5,348
      Mortgage-Backed Securities               46,188      2,976           -            49,164
      ----------------------------------------------------------------------------------------
                                             $ 51,614     $3,358        $  -          $ 54,972
      ========================================================================================


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
      ========================================================================================

The fair value of securities classified as trading was $846 thousand and $1,030 thousand at December 31, 2002 and 2001, respectively. Gains/(losses) on securities classified as trading were $(43) thousand and $88 thousand for the years ended December 31, 2002 and 2001, respectively, and are included in other noninterest income in the accompanying consolidated statements of operations.

The contractual maturity distribution of the debt securities classified as available for sale and held to maturity as of December 31, 2002, are as follows:

SECURITIES AVAILABLE FOR SALE:


                                                   After One     After Five
                                       Within      But Within    But Within    After Ten
(In thousands)                         One Year    Five Years    Ten Years       Years        Total
----------------------------------------------------------------------------------------------------
U.S. Treasury Obligations              $     -       $22,860       $     -     $     -      $ 22,860
U.S. Agency Obligations                 14,781        43,372             -           -        58,153
Mortgage-Backed Securities                   -            57        22,259      54,009        76,325
Collateralized Mortgage Obligations          -             -         2,940      11,721        14,661
Corporate Bonds                          3,463        22,083         2,019           -        27,565
Asset Backed Securities                      -         2,265         8,376       7,550        18,191
----------------------------------------------------------------------------------------------------
                                       $18,244       $90,637       $35,594     $73,280      $217,755
====================================================================================================

SECURITIES HELD TO MATURITY:


                                                   After One     After Five
                                       Within      But Within    But Within    After Ten
(In thousands)                         One Year    Five Years    Ten Years       Years        Total
----------------------------------------------------------------------------------------------------
U.S. Treasury Obligations              $   451       $     -       $     -     $     -      $    451
U.S. Agency Obligations                      -             -         4,975           -         4,975
Mortgage-Backed Securities                   -         9,200        18,739      18,249        46,188
----------------------------------------------------------------------------------------------------
                                       $   451       $ 9,200       $23,714     $18,249      $ 51,614
====================================================================================================

Actual maturities will differ from contractual maturities because borrowers may have rights to call or prepay obligations. Mortgage-backed securities and collateralized mortgage obligations maturities are based on final contractual maturities.

Proceeds from sales of available for sale debt securities were $26.0 million during 2002 and $25.6 million during 2001. Gross gains of $610 thousand, gross losses of $224 thousand, and gross gains of $1 thousand were realized from sales of securities in 2002, 2001 and 2000 respectively.

On January 1, 2001, securities with a book value of $29.7 million were transferred from the held to maturity portfolio to the available for sale portfolio, in connection with the adoption of SFAS No. 133.

At December 31, 2002, securities with a book value of $16.3 million were pledged to secure public deposits, and for other purposes required by law.

(3) LOANS

The composition of the loan portfolio at December 31, 2002 and 2001, is as follows:


      (In thousands)                              2002        2001
      --------------------------------------------------------------
      Commercial, Financial and Agricultural    $ 93,856    $ 84,555
      Real Estate-Commercial                     179,156     170,889
      Real Estate-Residential                    206,231     206,697
      Real Estate-Construction                     9,154       7,731
      Installment Loans to individuals             6,663       7,602
      All Other Loans (including overdrafts)         528       2,211
      --------------------------------------------------------------
      Total Loans                               $495,588    $479,685
      ==============================================================

The Bank currently originates primarily residential real estate, commercial, commercial real estate, and installment loans, to customers throughout the state of Vermont. Substantially all of the Bank's loan portfolio is based in the state of Vermont. There are no known significant industry concentrations in the loan portfolio. Loans serviced for others at December 31, 2002 and 2001, amounted to $36 million and $60 million, respectively. During the fourth quarter of 2001 the Bank entered into an agreement to sell its credit card portfolio. The Bank recorded a gain of $563 thousand on the sale, during 2001, which is included in other noninterest income in the consolidated statement of operations.

An analysis of the allowance for loan losses for the years ended December 31, 2002, 2001 and 2000, is as follows:


      (In thousands)                 2002        2001        2000
      ------------------------------------------------------------
      Balance, Beginning of Year    $8,815     $10,494     $11,189
      Provision for Loan Losses       (945)     (1,004)       (622)
      Loans Charged Off               (318)     (1,179)       (983)
      Recoveries                       945         504         910
      ------------------------------------------------------------
      Balance, End of Year          $8,497     $ 8,815     $10,494
      ============================================================

Total impaired loans were $3.9 million and $3.0 million on December 31, 2002 and 2001, respectively. The allowance for loan losses associated with such loans was approximately $883 thousand and $329 thousand, respectively. Interest payments on impaired loans are generally recorded as principal reductions if the remaining loan balance is not expected to be paid in full. If full collection of the remaining loan balance is expected interest income is recognized on a cash basis. The Company recorded interest income on impaired loans of approximately $80 thousand, $20 thousand, and $80 thousand during 2002, 2001 and 2000, respectively. The average balance of impaired loans was $3.7 million in 2002 and $3.6 million in 2001.

Nonperforming assets at December 31, 2002 and 2001, are as follows:


      (In thousands)                     2002      2001
      --------------------------------------------------
      Nonaccrual Loans                  $1,925    $2,412
      Restructured Loans                 1,728       198
      Loans Past Due 90 Days or More
       and Still Accruing Interest          46         -
      --------------------------------------------------
      Total Nonperforming Loans          3,699     2,610
      Other Real Estate Owned, Net          57       225
      --------------------------------------------------
      Total Nonperforming Assets        $3,756    $2,835
      ==================================================

The Bank had $1.7 million and $198 thousand of restructured loans that were performing in accordance with modified agreements with the borrowers at December 31, 2002 and 2001, respectively.

The amount of interest which was not earned, but which would have been earned had the Bank's nonaccrual and restructured loans performed in accordance with their original terms and conditions, was approximately $196 thousand, $289 thousand and $315 thousand in 2002, 2001 and 2000, respectively.

An analysis of loans to directors, executive officers, and associates of such persons for the year ended December 31, 2002, is as follows:


      (In thousands)
      --------------------------------------
      Balance, December 31, 2001    $ 7,641
      Additions                       1,984
      Repayments                     (1,997)
      -------------------------------------
      Balance, December 31, 2002    $ 7,628
      =====================================

It is the policy of the Bank to make loans to directors, executive officers, and associates of such persons on substantially the same terms, including interest rates and collateral, as those prevailing for comparable lending transactions with other persons. The December 31, 2001, balance has been adjusted to reflect changes, if any, in status of directors and executive officers during 2002.

(4) PREMISES AND EQUIPMENT

The components of premises and equipment included in the accompanying consolidated balance sheets are as follows:


                                                                                Estimated
                                                          2002       2001      Useful Lives
      -------------------------------------------------------------------------------------
                                                           (In thousands)       (In years)
      Land                                               $   858    $   888        N/A
      Bank Premises                                       12,989     12,701          39
      Leasehold Improvements                               1,089      1,224        5-20
      Furniture, Equipment, and Software                  12,804     12,561         3-7
      -------------------------------------------------------------------------------------
                                                          27,740     27,374
      Less: Accumulated Depreciation and Amortization     16,340     15,537
      -------------------------------------------------------------------------------------
                                                         $11,400    $11,837
      =====================================================================================

Depreciation and amortization expense related to premises and equipment amounted to $1.9 million, $2.1 million, and $2.1 million in 2002, 2001 and 2000, respectively.

The Bank leases certain properties for branch operations. Rent expense on these properties totaled $397 thousand, $441 thousand and $377 thousand for the years ended December 31, 2002, 2001 and 2000, respectively. Minimum lease payments for these properties subsequent to December 31, 2002, are as follows: 2003-$491 thousand, 2004-$454 thousand; 2005-$364 thousand; 2006-
$269 thousand; 2007-$231 thousand, and $1,364 thousand thereafter.

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

The plan's funded status and amounts recognized in the accompanying consolidated balance sheets and statements of operations as of December 31, 2002 and 2001, are as follows:


      (In thousands)                                              2002        2001
      -----------------------------------------------------------------------------
      Change in Projected Benefit Obligation
        Projected Benefit Obligation at Beginning of Year       $ 6,767     $ 6,393
        Interest Cost                                               479         478
        Actuarial Loss                                            1,371         414
        Benefits Paid                                              (520)       (518)
      -----------------------------------------------------------------------------
        Projected Benefit Obligation at Year-End                $ 8,097     $ 6,767
      -----------------------------------------------------------------------------
      Change in Plan Assets
        Fair Value of Plan Assets at Beginning of Year          $ 6,369     $ 7,457
        Actual Return on Plan Assets                               (528)       (570)
        Benefits Paid                                              (520)       (518)
      -----------------------------------------------------------------------------
        Fair Value of Plan Assets at Year-End                   $ 5,321     $ 6,369
      -----------------------------------------------------------------------------
      Funded Status of the Plan
        Amount Under Funded                                     $(2,776)    $  (399)
        Unrecognized Net Actuarial Loss                           4,468       2,193
      -----------------------------------------------------------------------------
        Prepaid Benefit Cost                                    $ 1,692     $ 1,794
      -----------------------------------------------------------------------------
      Amounts Recognized in the Consolidated
       Balance Sheets Consist of the Following:
        Prepaid Benefit Cost                                    $ 1,692     $ 1,794
        Additional Minimum Liability                             (4,468)          -
        Accumulated Other Comprehensive Loss (pre-tax basis)      4,468           -
        Prepaid Benefit Cost                                    $ 1,692     $ 1,794
      -----------------------------------------------------------------------------

A summary of costs and income relating to the Company's pension plan for each of the three years in the period ended December 31, 2002, is as follows:


      (In thousands)                                    2002      2001      2000
      --------------------------------------------------------------------------
      Interest Cost on Projected Benefit Obligation    $ 479     $ 478     $ 462
      Expected Return on Plan Assets                    (489)     (695)     (570)
      Recognized Net Losses                              112         8         -
      --------------------------------------------------------------------------
      Net Periodic Pension Cost (Income)               $ 102     $(209)    $(108)
      ==========================================================================

The actuarial present value of the projected benefit obligation was determined using a weighted average discount rate of 6.50%, 7.25% and 7.50% as of December 31, 2002, 2001 and 2000, respectively. For 2002, 2001 and 2000 there was no assumed rate of increase in future compensation due to the freeze on plan benefits. The expected long-term rate of return on assets used was 8% in 2002, 2001 and 2000.

401(k) Employee Stock Ownership Plan
Under the terms of the Company's 401(k) Employee Stock Ownership Plan ("401(k)") eligible employees are entitled to contribute up to 75% of their compensation to the 401(k), and the Company contributes a percentage of the amounts contributed by the employees as authorized by the Company's Board of Directors. The Company contributed approximately 119% and 126%, respectively, of the amounts contributed by the employees (200% of up to 4.5% of individual employee compensation) in 2002 and 2001, respectively. Substantially all employer contributions to the 401(k) are funded with cash, and through September 30, 2002, were used to purchase shares of the Company's common stock. Effective October 1, 2002, employer contributions to the 401(k) Plan were allocated to the 401(k)'s various investment choices according to employee instructions. Additionally, the 401(k) Plan was amended to allow participants, if they so choose, to diversify their previously restricted employer matching contributions from the Company's common stock to other investment choices over a four-year period.

Deferred Compensation Plans
Until July 1, 1997, Directors of the Bank were entitled to defer a portion of their director's fees into a Deferred Compensation Plan for Directors known as the "Floating Growth (savings)" program. No additional compensation may be deferred into the Floating Growth (savings) program. Benefits accrue based on a monthly allowance for interest at a rate that is fixed from time-to-time at the discretion of the Company's Board of Directors. The benefits under the Floating Growth (savings) program are generally payable starting on the January 2 following a participant's 65th birthday or earlier death, and will be distributed to the participant (or upon the participant's death, to the participant's designated beneficiary) in accordance with the Plan.

A summary of expense (income) relating to the Company's various employee benefit plans for each of the three years in the period ended December 31, 2002, is as follows:


      (In thousands)                          2002     2001      2000
      ---------------------------------------------------------------
      Pension Plan                            $102    $(209)    $(108)
      401(k) Employee Stock Ownership Plan     738      737       679
      Floating Growth (Savings) Plan             6        8         9
      ---------------------------------------------------------------
      Total                                   $846    $ 536     $ 580
      ===============================================================

(6) STOCK-BASED COMPENSATION PLANS

Stock Option Plans
A summary of the Company's stock option plans as of December 31, 2002, 2001 and 2000, and changes during the years then ended are as follows, with numbers of shares in thousands:


                                                 2002                   2001                   2000
-----------------------------------------------------------------------------------------------------------
                                                    Weighted               Weighted               Weighted
                                                     Average                Average                Average
                                          Number    Exercise     Number    Exercise     Number    Exercise
                                            of        Price        of        Price        of        Price
                                          Shares    Per Share    Shares    Per Share    Shares    Per Share
-----------------------------------------------------------------------------------------------------------
Options outstanding, Beginning of year     370       $16.96       372       $16.84       354       $16.91
Granted                                      -            -         3        23.00        18        15.50
Exercised                                   53        13.48         5        11.94         -            -
Expired                                     10        20.33         -            -         -            -
-----------------------------------------------------------------------------------------------------------
Options outstanding, End of year           307       $17.45       370       $16.96       372       $16.84
Options exercisable                        305        17.40       349        16.99       206        17.25
-----------------------------------------------------------------------------------------------------------

As of December 31, 2002, there were options outstanding within the following ranges: 84 thousand at prices within the range of $13.63 to $15.00, 158 thousand at prices within the range of $15.01 to $20.00, and 65 thousand at prices within the range of $20.01 to $23.00. The weighted-average remaining contractual life of outstanding options was 5 years as of December 31, 2002.

Deferred Compensation Plans
In December 1995 the Bank established several plans (the "Plans") and established certain trusts (the "Trusts") with Merchants Trust Company, to which it contributed an amount sufficient to cover the Bank's obligations to directors. The Plans used those payments, in part, to purchase newly issued common stock of the Company at its then market price. The purchases have been accounted for as treasury stock transactions in the Company's consolidated financial statements. The portions of the payments made to the Plans that were not invested in the common stock of the Company are included as investments in the consolidated financial statements and are classified as trading. To the extent the obligations of the Bank under the Plans are based on investments by the Plans in other than shares of the Company, the investments are revalued at each reporting date with a corresponding adjustment to compensation expense in the consolidated statement of operations.

Restricted Stock Plans
The Company and the Bank have compensation plans for non-employee directors. Under the terms of the plans, participating directors may elect to have all or a specified percentage of his or her director's fees for a given year paid in the form of cash or deferred in the form of restricted shares of common stock of the Company. Directors who elect to have their compensation deferred are credited with a number of shares of the Company's common stock equal in value to the amount of fees deferred plus a risk premium of not more than 25% of the amount deferred. The participating director may not generally sell, transfer or otherwise dispose of these shares prior to the fifth anniversary of the date of the grant of such shares. With respect to shares of common stock issued or otherwise transferred to a participating director, the participating director will have the right to vote the shares and receive dividends or other distributions thereon. If a participating director resigns under certain circumstances, the director forfeits all of his or her restricted shares, which are risk premium shares. During 2002, 7,705 shares of common stock of the Company were distributed to a trust established under the terms of the new compensation plan. The "risk premium" is reflected within a component of Stockholders' Equity labeled "Deferred Compensation Arrangements" and will be recognized as an expense ratably over the five-year restriction period.

(7) INCOME TAXES

The components of the provision for income taxes were as follows for the three years ended December 31, 2002, 2001 and 2000:


      (In thousands)                     2002      2001       2000
      -------------------------------------------------------------
      Current                           $4,666    $4,472     $3,956
      Deferred Tax Expense (Benefit)       151      (375)      (419)
      -------------------------------------------------------------
                                        $4,817    $4,097     $3,537
      =============================================================

Not included in the above table is income tax expense (benefit) associated with the unrealized gain or loss on securities available for sale and the income tax benefit associated with the recognition of a minimum pension liability, which are recorded directly in stockholders' equity.

The tax effects of temporary differences and tax credits that give rise to tax assets and liabilities at December 31, 2002 and 2001, are presented below:


      (In thousands)                                         2002        2001
      ------------------------------------------------------------------------
      Deferred Tax Assets:
        Allowance for Loan Losses                          $ 2,974     $ 3,085
        Deferred Compensation                                1,332       1,255
        Loan Market Adjustment                               1,663           -
        Core Deposit Intangible                                422         409
        Loan Fees                                               11          46
        Deferred Gain on Sale of Interest Rate Swap            407           -
        Tax Credit Carryforwards                                 -       2,339
        Other                                                  131           -
      ------------------------------------------------------------------------
          Total Deferred Tax Assets                          6,940       7,134
      ------------------------------------------------------------------------
      Deferred Tax Liabilities:
        Depreciation                                          (631)       (634)
        Accrued Liabilities                                   (475)       (366)
        Loan Market Adjustment                                   -        (705)
        Investments in Real Estate Limited Partnerships     (2,555)     (1,999)
      ------------------------------------------------------------------------
          Total Deferred Tax Liabilities                    (3,661)     (3,704)
      ------------------------------------------------------------------------
              Net Deferred Tax Assets                      $ 3,279     $ 3,430
      ========================================================================

In addition to the deferred tax assets and liabilities described above, the Company had a deferred tax liability related to the net unrealized gain on securities available for sale of $2.09 million and $742 thousand at December 31, 2002 and

2001, respectively. The Company also had a deferred tax asset of $1.56 million at December 31, 2002, related to the recognition of a minimum pension liability as of December 31, 2002.

In assessing the realizability of the Company's total deferred tax assets, management considers whether it is more likely than not that some portion or all of those assets will not be realized. Based upon management's consideration of historical and anticipated future pre-tax income, as well as the reversal period for the items giving rise to the deferred tax assets and liabilitites, a valuation allowance for deferred tax assets was not considered necessary at December 31, 2002 and 2001.

The following is a reconciliation of the federal income tax provision, calculated at the statutory rate of 35%, to the recorded provision for income taxes:


      (In thousands)                                     2002        2001        2000
      --------------------------------------------------------------------------------
      Applicable Statutory Federal Income Tax          $ 6,102     $ 5,691     $ 4,924
      (Reduction) Increase in Taxes Resulting From:
        Tax-Exempt Income                                  (25)        (39)        (47)
        Tax Credits                                     (1,375)     (1,386)     (1,166)
        Other, Net                                         115        (169)       (174)
      --------------------------------------------------------------------------------
                                                       $ 4,817     $ 4,097     $ 3,537
      ================================================================================

The State of Vermont assesses a franchise tax for banks in lieu of income tax. The franchise tax is assessed based on deposits and amounted to approximately $817 thousand, $761 thousand, and $704 thousand in 2002, 2001 and 2000, respectively. The Company received a refund of its 1999 Vermont franchise taxes of $622 thousand during 2001, which was reflected as a reduction of 2001 Vermont franchise tax expense.

(8) OTHER BORROWED FUNDS

Other borrowed funds consisted of the following at December 31, 2002 and 2001:


      (In thousands)                  2002      2001
      -----------------------------------------------
      Treasury Tax and Loan Notes    $4,000    $1,248
      -----------------------------------------------
                                     $4,000    $1,248
      ===============================================

As of December 31, 2002, the Bank could borrow up to $40 million in overnight funds on an unsecured basis.

The following table provides certain information regarding other borrowed funds for the three years ended December 31, 2002, 2001 and 2000:


                                       Maximum                       Weighted
                                      Month-End       Average      Average Rate      Weighted
                                        Amount        Amount          During       Average Rate
      (In thousands)                 Outstanding    Outstanding      the Year      at Year End
      -----------------------------------------------------------------------------------------
      2002
      Treasury Tax and Loan Notes      $ 4,000         $1,747          1.41%           0.99%
      Short-Term Borrowing                   -            317          1.21%              -
      -----------------------------------------------------------------------------------------
      2001
      Treasury Tax and Loan Notes      $ 4,000         $2,117          3.55%           1.40%
      Federal Funds Purchased            2,000             97          5.78%              -
      Short-Term Borrowing                   -             65          5.04%              -
      -----------------------------------------------------------------------------------------
      2000
      Treasury Tax and Loan Notes      $ 4,000         $1,920          5.88%           5.72%
      Federal Funds Purchased            6,000            942          6.88%              -
      Short-Term Borrowing              24,000          5,435          6.19%           6.54%
      -----------------------------------------------------------------------------------------

(9) LONG-TERM DEBT

Long-term debt consisted of the following at December 31, 2002 and 2001:


      (In thousands)                                               2002      2001
      ----------------------------------------------------------------------------
      8.75% Mortgage Note, payable in Monthly Installments
       (Principal and Interest) through 2039                      $1,167    $1,171
      5.05% Federal Home Loan Bank Notes Payable,
       due in 2004                                                 1,000     1,000
      Directors' Floating Growth (Savings) Program, see Note 5       171       198
      9% Note Payable, Monthly Installments (Principal and
       Interest), Annual Installments of $30 Thousand
       (Principal only), through July 2003                            39        84
      ----------------------------------------------------------------------------
                                                                  $2,377    $2,453
      ============================================================================

The 8.75% Mortgage Note relates to a low-income housing project. The monthly installments are subsidized by the U.S. Department of Agriculture, which pays amounts annually so as to reduce the monthly principal and interest payments to an amount equivalent to a loan at a rate of 1%.

Maturities of debt subsequent to December 31, 2002, are as follows: 2003- $74 thousand; 2004-$1,037 thousand; 2005-$39 thousand; 2006-$41 thousand;
2007-$32 thousand; and $1,154 thousand thereafter.

As of December 31, 2002, the Bank had an estimated additional borrowing capacity with the Federal Home Loan Bank of $118 million; and the ability to borrow approximately $60 million through the use of repurchase agreements, collateralized by the Bank's investments, with certain approved counterparties.

(10) STOCKHOLDERS' EQUITY

Vermont state law requires the Bank to allocate a minimum of 10% of net income to surplus until such time as appropriated amounts equal 10% of deposits and other liabilities. The Company's stockholders' equity includes $13.5 million as of December 31, 2002, and $12.3 million as of December 31, 2001, of such appropriations. Vermont state law also restricts the payment of dividends under certain circumstances.

(11) EARNINGS PER SHARE

The following tables present reconciliations of the calculations of basic and diluted earnings per share for the years ended December 31, 2002, 2001 and 2000:


                                                                                       Per Share
      2002                                         Income           Shares              Amount
      ------------------------------------------------------------------------------------------
                                                  (In thousands except share and per share data)
      Basic Earnings Per Share:
        Income Available to Common Shareholders    $12,617         6,163,546             $2.05
      Diluted Earnings Per Share:
        Options issued to Executives                     -            67,770                 -
      Income Available to Common Shareholders
       Plus Assumed Conversions                    $12,617         6,231,316             $2.02
      ==========================================================================================





                                                                                       Per Share
      2001                                         Income           Shares              Amount
      ------------------------------------------------------------------------------------------
                                                  (In thousands except share and per share data)
      Basic Earnings Per Share:
        Income Available to Common Shareholders    $12,164         6,097,775             $1.99
      Diluted Earnings Per Share:
        Options issued to Executives                     -            38,065                 -
      Income Available to Common Shareholders
       Plus Assumed Conversions                    $12,164         6,135,840             $1.98
      ==========================================================================================


                                                                                       Per Share
      2000                                         Income           Shares              Amount
      ------------------------------------------------------------------------------------------
                                                  (In thousands except share and per share data)
      Basic Earnings Per Share:
        Income Available to Common Shareholders    $10,533         6,332,273             $1.67
      Diluted Earnings Per Share:
        Options issued to Executives                     -            12,291                 -
      Income Available to Common Shareholders
       Plus Assumed Conversions                    $10,533         6,344,564             $1.66
      ==========================================================================================

Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. The computation of diluted earnings per share excludes the effect of assuming the exercise of certain outstanding stock options because the effect would be anti-dilutive. As of December 31, 2002 and 2001, there were no such anti-dilutive options outstanding. As of December 31, 2000, there were 234,018 of such options outstanding with exercise prices ranging from $17.50 to $20.33.

(12) TIME DEPOSITS

Scheduled maturities of time deposits at December 31, 2002, were as follows:


      (In thousands)                          2001
      ----------------------------------------------
      Mature in year ending December 31,
      2003                                  $148,350
      2004                                    20,113
      2005                                     4,417
      2006                                     4,247
      2007                                     8,042
      Thereafter                                 120
      ----------------------------------------------
      Total time deposits                   $185,289
      ==============================================

Time deposits greater than $100 thousand totaled $37.9 million and $30.9 million as of December 31, 2002 and 2001, respectively. Interest expense on time deposit greater than $100 thousand amounted to $1.3 million $1.7 million, and $1.7 million for the years ended December 31, 2002, 2001 and 2000, respectively.

(13) PARENT COMPANY

The Parent Company's investments in its subsidiaries are recorded using the equity method of accounting. Summarized financial information relative to the Parent Company only balance sheets at December 31, 2002 and 2001, and statements of operations and cash flows for each of the three years in the period ended December 31, 2002, are as follows:

Balance Sheets as of December 31,


(In thousands)                                    2002       2001
-------------------------------------------------------------------
Assets:
  Investment in and Advances to Subsidiaries*    $81,084    $74,424
  Cash*                                            1,792      1,145
  Other Assets                                         9          4
-------------------------------------------------------------------
      Total Assets                               $82,885    $75,573
===================================================================
Liabilities and Equity Capital:
  Other Liabilities                              $   127    $    10
  Equity Capital                                  82,758     75,563
-------------------------------------------------------------------
      Total Liabilities and Equity Capital       $82,885    $75,573
===================================================================

Statements of Operations for the Years Ended December 31,


(In thousands)                                        2002        2001        2000
-----------------------------------------------------------------------------------
Dividends from Merchants Bank*                      $ 5,911     $ 6,641     $ 8,942
Equity in Undistributed Earnings of Subsidiaries      6,803       5,581       1,614
Other Expense, Net                                     (149)        (89)        (35)
Benefit from Income Taxes                                52          31          12
-----------------------------------------------------------------------------------
Net Income                                          $12,617     $12,164     $10,533
===================================================================================

*     Account balances are partially or fully eliminated in consolidation.

Statements of Cash Flows for the Years Ended December 31,


(In thousands)                                            2002        2001        2000
---------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
  Net Income                                            $12,617     $12,164     $10,533
  Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
    Increase (Decrease) in Miscellaneous Payables           117        (181)        182
    Equity in Undistributed Earnings of Subsidiaries     (6,803)     (5,581)     (1,614)
---------------------------------------------------------------------------------------
Net Cash Provided by Operating Activities                 5,931       6,402       9,101
---------------------------------------------------------------------------------------
Cash Flows from Financing Activities:
  Acquisition of Treasury Stock                          (1,432)     (1,663)     (5,632)
  Proceeds from Exercise of Employee Stock Options          456          67           -
  Cash Dividends Paid                                    (4,695)     (4,168)     (3,842)
  Other, Net                                                387         126         123
---------------------------------------------------------------------------------------
Net Cash Used in Financing Activities                    (5,284)     (5,638)     (9,351)
---------------------------------------------------------------------------------------
Increase (Decrease) in Cash and Cash Equivalents            647         764        (250)
Cash and Cash Equivalents at Beginning of Year            1,145         381         631
---------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Year                $ 1,792     $ 1,145     $   381
=======================================================================================
Taxes Paid                                              $ 5,300     $ 4,950     $ 1,525
---------------------------------------------------------------------------------------

(14) COMMITMENTS AND CONTINGENCIES

Financial Instruments with Off-Balance Sheet Risk

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

Exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and financial guarantees written is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments as it does for on-balance sheet instruments. The contractual amounts of these financial instruments at December 31, 2002 and 2001, are as follows:


      (In thousands)                                            Contractual Amount
      ----------------------------------------------------------------------------
      2002
      Financial Instruments Whose Contract Amounts Represent
       Credit Risk:
        Commitments to Originate Loans                                $10,501
        Unused Lines of Credit                                         98,560
        Standby Letters of Credit                                       6,276
        Loans Sold with Recourse                                           72
      Equity Commitments to Low-Income Housing
       Limited Partnerships                                             8,916
      ----------------------------------------------------------------------------


      (In thousands)                                            Contractual Amount
      ----------------------------------------------------------------------------
      2001
      Financial Instruments Whose Contract Amounts Represent
       Credit Risk:
        Commitments to Originate Loans                                $18,093
        Unused Lines of Credit                                         83,756
        Standby Letters of Credit                                       6,215
        Loans Sold with Recourse                                           73
      Equity Commitments to Low-Income Housing
       Limited Partnerships                                             8,519
      ----------------------------------------------------------------------------

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

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN No. 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others; an Interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34". FIN No. 45 requires certain new disclosures and potential liability-recognition for the fair value at issuance of guarantees that fall within its scope. Under FIN No. 45, the Company does not issue any guarantees that would require liability-recognition or disclosure, other than its standby letters of credit.

The Bank has issued conditional commitments in the form of standby letters of credit to guarantee payment on behalf of a customer and guarantee the performance of a customer to a third party. Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit totaled approximately $6.3 million at December 31, 2002 and represent the maximum potential future payments the Bank could be required to make. Typically, these instruments have terms of 12 months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance sheet instruments. Bank policies governing loan collateral apply to standby letters of credit at the time of credit extension. Loan-to-value ratios are generally consistent with loan-to-value requirements for other commercial loans secured by similar types of collateral. The fair value of the Company's standby letters of credit at December 31, 2002 was insignificant.

The Bank may enter into commitments to sell loans, which involve market and interest rate risk. There were no such commitments at December 31, 2002 or 2001.

Interest Rate Cap and Floor Contracts
Interest rate caps allow the purchaser to "cap" the contractual rate associated with a liability; alternatively interest rate floors allow the purchaser to protect the rate of return on an asset. The Company uses floor contracts to mitigate the effects on net interest income in the event interest rates on floating rate loans decline and uses cap contracts to mitigate the effects on net interest income should interest rates on floating rate deposits increase.

Interest Rate Swaps
An interest rate swap is an agreement whereby two parties agree to exchange periodic interest payments, most commonly one party agrees to pay the other party interest payments of a fixed rate; and the other party agrees to make interest payments at a rate that floats with a specified index. There is no exchange of the underlying principal amounts. The Company uses swap agreements to mitigate the effect on net interest income should floating rates on loans increase. The Company is exposed to risk should the counterparty default in its responsibility to pay interest under the terms of the swap agreement, but minimizes this risk by performing normal credit reviews on the counterparties, limiting its exposure to any one counterparty, and by utilizing well known national investment firms as counterparties. Notional principal amounts are a measure of the volume of agreements transacted, but the level of credit risk is significantly less. The Bank entered into a $25 million, three year, interest rate swap early in the second quarter of 2002. The Bank received a fixed interest rate and paid prime under the agreement. The Bank terminated the swap and realized a $1.3 million gain during October, 2002. The gain is being accreted into income monthly (through April 2005), using the effective yield method. There were no interest rate swap contracts outstanding as of December 31, 2002 or 2001.

Balances at the Federal Reserve Bank
At December 31, 2002 and 2001, amounts at the Federal Reserve Bank included $3.5 million and $3.3 million, respectively, held to satisfy certain reserve requirements of the Federal Reserve Bank.

Legal Proceedings
The Company and certain of its subsidiaries have been named as defendants in various other legal proceedings arising from their normal business activities. Although the amount of any ultimate liability with respect to such proceedings cannot be determined, in the opinion of management, based upon the opinion of counsel on the outcome of such proceedings, any such liability will not have a material effect on the consolidated financial position of the Company and its subsidiaries.

(15) FAIR VALUE OF FINANCIAL INSTRUMENTS

Investments
The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents and stock in the Federal Home Loan Bank of Boston approximate fair values. Fair value for investment securities is determined from quoted market prices, when available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

An analysis of the fair value of the investment securities as of December 31, 2002 and 2001, is as follows:


                                                2002                      2001
      ---------------------------------------------------------------------------------
                                       Carrying                  Carrying
      (In thousands)                    Amount     Fair Value     Amount     Fair Value
      ---------------------------------------------------------------------------------
      Securities Available for Sale    $217,755     $217,755     $142,074     $142,074
      Securities Held to Maturity        51,614       54,972       69,350       71,308
      Trading Securities                    846          846        1,030        1,030
      ---------------------------------------------------------------------------------
                                       $270,215     $273,573     $212,454     $214,412
      ================================================================================

Loans
The fair value of variable rate loans that reprice frequently and have no significant credit risk is based on carrying values. The fair value for other loans is estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

An analysis of the fair value of the loan portfolio as of December 31, 2002 and 2001, is as follows:


                                                2002                      2001
      ---------------------------------------------------------------------------------
                                       Carrying                  Carrying
      (In thousands)                    Amount     Fair Value     Amount     Fair Value
      ---------------------------------------------------------------------------------
      Gross Loans                      $495,588     $509,514     $479,685     $487,024
      Allowance for Loan Losses           8,497            -        8,815            -
      ---------------------------------------------------------------------------------
      Net Loans                        $487,091     $509,514     $470,870     $487,024
      ================================================================================

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

An analysis of the fair value of deposits as of December 31, 2002 and 2001, is as follows:


                                                2002                      2001
      ---------------------------------------------------------------------------------
                                       Carrying                  Carrying
      (In thousands)                    Amount     Fair Value     Amount     Fair Value
      ---------------------------------------------------------------------------------
      Demand Deposits                  $102,554     $102,554     $ 92,065     $ 92,065
      Savings, NOW and Money Market     467,430      467,430      450,949      450,949
      Time Deposits $100 thousand
       and greater                       37,916       38,344       30,924       31,729
      Other Time Deposits               147,374      149,039      137,874      139,004
      ---------------------------------------------------------------------------------
                                       $755,274     $757,367     $711,812     $713,747
      ================================================================================

Debt
The fair value of debt is estimated using current market rates for borrowings of similar remaining maturity.

An analysis of the fair value of the borrowings of the Company as of December 31, 2002 and 2001, is as follows:


                                                2002                      2001
      ---------------------------------------------------------------------------------
                                       Carrying                  Carrying
      (In thousands)                    Amount     Fair Value     Amount     Fair Value
      ---------------------------------------------------------------------------------
      Other Borrowed Funds              $4,000       $4,000       $1,248       $1,248
      ---------------------------------------------------------------------------------
      Debt                               2,377        2,429        2,453        2,478
      ---------------------------------------------------------------------------------

Commitments to Extend Credit And Standby Letters Of Credit
The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of financial standby letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties. The fair value of commitments to extend credit and standby letters of credit is $62 thousand and $65 thousand as of December 31, 2002 and 2001, respectively.

(16) REGULATORY ENVIRONMENT

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum ratios (set forth in the table below) of total and Tier-1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier-1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2002, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2002, the most recent notification from the FDIC categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's category. To be considered well capitalized under the regulatory framework for prompt corrective action, the Bank must maintain minimum Tier-1 Leverage, Tier-1 Risk-Based, and Total Risk-Based Capital ratios as set forth in the table below.


                                                                              To Be Well-
                                                                           Capitalized Under
                                                        For Capital        Prompt Corrective
(In thousands)                       Actual          Adequacy Purposes     Action Provisions
---------------------------------------------------------------------------------------------
                               Amount     Percent    Amount     Percent    Amount     Percent
---------------------------------------------------------------------------------------------
As of December 31, 2002:
Merchants Bancshares, Inc.:
  Tier-1 Risk-Based Capital    $77,293     15.27%    $20,251     4.00%         N/A
  Total Risk-Based Capital      83,908     16.57%     40,502     8.00%         N/A
  Tier-1 Leverage Capital       77,293      9.17%     33,723     4.00%         N/A
Merchants Bank:
  Tier-1 Risk-Based Capital    $75,934     14.93%    $20,347     4.00%     $30,520      6.00%
  Total Risk-Based Capital      82,579     16.23%     40,693     8.00%      50,866     10.00%
  Tier-1 Leverage Capital       75,934      8.99%     33,787     4.00%      42,233      5.00%
---------------------------------------------------------------------------------------------
As of December 31, 2001
Merchants Bancshares, Inc.:
  Tier-1 Risk-Based Capital    $72,213     14.66%    $19,700     4.00%         N/A
  Total Risk-Based Capital      78,397     15.91%     39,399     8.00%         N/A
  Tier-1 Leverage Capital       72,213      9.12%     31,736     4.00%         N/A
Merchants Bank:
  Tier-1 Risk-Based Capital    $71,316     14.48%    $19,700     4.00%     $29,550      6.00%
  Total Risk-Based Capital      77,500     15.74%     39,400     8.00%      49,250     10.00%
  Tier-1 Leverage Capital       71,316      8.99%     31,790     4.00%      39,737      5.00%
---------------------------------------------------------------------------------------------

                        Independent Auditors' Report

The Board of Directors and Stockholders
Merchants Bancshares, Inc.:

We have audited the accompanying consolidated balance sheet of Merchants Bancshares, Inc. and subsidiaries (the Company) as of December 31, 2002, and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The accompanying consolidated balance sheet of the Company as of December 31, 2001, and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity and cash flows for the years ended December 31, 2001 and 2000 were audited by other auditors who have ceased operations. Those auditors' report, dated January 15, 2002, on those consolidated financial statements was unqualified and included an explanatory paragraph that described the change in the Company's method of accounting for derivative instruments and hedging activities discussed in
Note 1 to the consolidated financial statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Merchants Bancshares, Inc. and subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.


                                       /s/ KPMG LLP


Albany, New York
January 17, 2003

The following report is a copy of a report previously issued by Arthur Andersen LLP. This report has not been reissued by Arthur Andersen LLP and Arthur Andersen LLP did not consent to the use of this report in this Form 10-K.


                                                 ARTHUR ANDERSEN LLP [LOGO]

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


/s/ ARTHUR ANDERSEN LLP

Boston, Massachusetts
January 15, 2002

ITEM 9-CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

On February 25, 2002, the Audit Committee of the Board of Directors of the Company appointed KPMG LLP as the Company's independent public accountants, replacing Arthur Andersen LLP ("Arthur Andersen").

Arthur Andersen's reports on the Company's consolidated financial statements for the years ended December 31, 2001 and 2000 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified as to uncertainty, audit scope or accounting principles.

During the Company's fiscal years 2001 and 2000 and the interim period preceding the appointment of KPMG LLP, there have been no disagreements between the Company and Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or precedure, which disagreement(s), if not resolved to the satisfaction of Arthur Andersen, would have caused it to make a reference to the subject matter of the disagreement(s) in connection with this report.

                                  PART III

ITEM 10-DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11-EXECUTIVE COMPENSATION

ITEM 12-SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13-CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Reference is hereby made to pages 3-5, page 8, page 12, and pages 15-18 of the Company's Proxy Statement to Shareholders dated March 25, 2003, wherein pursuant to Regulation 14 A information concerning the above subjects (Items 10 through 13) is incorporated by reference.

Pursuant to Rule 12b-23, definitive copies of the Proxy Statement will be filed within 120 days subsequent to the end of the Company's fiscal year covered by Form 10-K.

ITEM 14-CONTROLS AND PROCEDURES

The principal executive officer and principal financial officer of the Company have evaluated the disclosure controls and procedures as of a date within 90 days before the filing date of this Annual Report. Based on this evaluation, the principal executive officer and principal financial officer have concluded that the disclosure controls and procedures effectively ensure that information required to be disclosed in the Company's filings and submissions with the Securities and Exchange Commission under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. In addition, the Company has reviewed its internal controls and there have been no significant changes in its internal controls or in other factors that could significantly affect those controls subsequent to the date of its last evaluation.

                                   PART IV

ITEM 15-EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(1) The following consolidated financial statements, as included in the 2002 Annual Report to Shareholders, are incorporated herein by reference:

      Consolidated Balance Sheets, December 31, 2002, and December 31, 2001.

      Consolidated Statements of Operations for years ended
      December 31, 2002, 2001 and 2000.

      Consolidated Statements of Changes in Stockholders' Equity for years ended December 31, 2002, 2001 and 2000.

      Consolidated Statements of Cash Flows for the years ended
      December 31, 2002, 2001 and 2000.

      Notes to Consolidated Financial Statements, December 31, 2002.

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

   4.1 Specimen of the Company's Common Stock Certificate (Incorporated by Reference to Exhibit 4.1 to the Company's 2001 Form 10-K filed on March 28, 2002).

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

  10.4 Form of Employment Agreement dated as of January 1, 2002, by and between the Company and its subsidiaries and certain of its executive officers. (Incorporated by reference to Exhibit 10.4 to the Company's 2001 Form 10-K filed on March 28, 2002).

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

  11 Statement re: computation of per share earnings. See 2002 Annual Report to Shareholders Note 11.

  13       2002 Annual Report to Shareholders.

  21       Subsidiaries of the Company.

  23       Consent of KPMG LLP.

  99.1 Certification of Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  99.2 Certification of Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(3) Reports on Form 8-K: The Company filed a report on Form 8-K on January 17, 2003, related to the issuance of the Company's earnings press release.

                                 SIGNATURES

Pursuant to the requirement of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on it's behalf by the undersigned, thereunto duly authorized.

Merchants Bancshares, Inc.

Date  March 17, 2003                   By /s/ Joseph L. Boutin
      -----------------------             --------------------------------
                                          Joseph L. Boutin, President & CEO

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of MERCHANTS BANCSHARES, INC., and in the capacities and on the date as indicated.

By /s/ Joseph L. Boutin                By /s/ Raymond C. Pecor, Jr.
   -------------------------------        -------------------------------------
       Joseph L. Boutin,                      Raymond C. Pecor, Jr.
       Director, President & CEO              Director Chairman of the Board
       of the Company and the Bank            of Directors


By /s/ Peter A. Bouyea                 By /s/ Charles A. Davis
   -------------------------------        -------------------------------------
       Peter A. Bouyea, Director              Charles A. Davis, Director


By /s/ Jeffrey L. Davis                By /s/ Michael G. Furlong
   -------------------------------        -------------------------------------
       Jeffrey L. Davis, Director             Michael G. Furlong, Director


By /s/ Leo O'Brien, Jr.                By /s/ Patrick S. Robins
   -------------------------------        -------------------------------------
       Leo O'Brien, Jr., Director             Patrick S. Robins, Director


By /s/ Robert A. Skiff                 By /s/ Janet P. Spitler
   -------------------------------        -------------------------------------
       Robert A. Skiff, Director              Janet P. Spitler, CFO and
                                              Treasurer of the Company, Vice
                                              President, CFO, and Treasurer
                                              of the Bank

                         MERCHANTS BANCSHARES, INC.
                         CERTIFICATIONS PURSUANT TO
                SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION
-------------

I, Joseph L. Boutin, certify that:

1.    I have reviewed this annual report on Form 10-K of Merchants
      Bancshares, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a - 14 and 15d-14) for the registrant and we have:

      (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003

/s/ Joseph L. Boutin

Joseph L. Boutin
President and Chief Executive Officer

                         MERCHANTS BANCSHARES, INC.
                         CERTIFICATIONS PURSUANT TO
                SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION
-------------

I, Janet P. Spitler, certify that:

1.    I have reviewed this annual report on Form 10-K of Merchants
      Bancshares, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a - 14 and 15d-14) for the registrant and we have:

      (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003

/s/ Janet P. Spitler

Janet P. Spitler
Treasurer
(Chief Financial Officer)