Form 10-Q
period 2003-03-31
MERCHANTS BANCSHARES INC
filed 2003-05-15
CIK 726517

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended:     March 31, 2003

                                     or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    --------------------


Commission file number


                         Merchants Bancshares, Inc.
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)

              Delaware                               03-0287342
   ------------------------------                -------------------
   State or other jurisdiction of                 (I.R.S. Employer
    incorporation or organization                Identification No.)

275 Kennedy Drive, South Burlington, Vermont            05403
--------------------------------------------         ----------
  (Address of principal executive offices)           (Zip Code)

                                802-658-3400
             --------------------------------------------------
             Registrant's telephone number, including area code


            ----------------------------------------------------
            (Former name, former address and former fiscal year,
                        if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    [X] Yes  [ ] No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
[X] Yes  [ ] No

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date: As of May 8, 2003, the registrant had outstanding 6,182,543 shares of $0.01 Par Common Stock.

                         MERCHANTS BANCSHARES, INC.
                                  FORM 10-Q
                              TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION
  ITEM 1    Financial Statements (Unaudited)

            Consolidated Balance Sheets
            March 31, 2003, and December 31, 2002                                      1

            Consolidated Statements of Operations
            For the three months ended March 31, 2003 and 2002                         2

            Consolidated Statements of Comprehensive Income
            For the three months ended March 31, 2003 and 2002                         3

            Consolidated Statements of Cash Flows
            For the three months ended March 31, 2003 and 2002                         4

            Footnotes to Financial Statements as of March 31, 2003                 5 - 7

  ITEM 2    Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                   8 - 14
  ITEM 3    Quantitative and Qualitative Disclosures about Market Risk           14 - 15
  ITEM 4    Controls and Procedures                                                   15

PART II - OTHER INFORMATION
  ITEM 1    Legal Proceedings                                                         16
  ITEM 2    Changes in Securities and Use of Proceeds                               None
  ITEM 3    Defaults upon Senior Securities                                         None
  ITEM 4    Submission of Matters to a Vote of Security Holders                     None
  ITEM 5    Other Issues                                                            None
  ITEM 6    Exhibits and Reports on Form 8-K                                          16
  Signatures                                                                          17
  Certifications pursuant to Section 302 of the Sarbanes - Oxley Act of 2002     18 - 19

                         MERCHANTS BANCSHARES, INC.
                                   PART I

ITEM 1 - FINANCIAL STATEMENTS

                         Merchants Bancshares, Inc.
                         Consolidated Balance Sheets


                                                                     March 31,      December 31,
(In thousands except share and per share data)                         2003             2002
------------------------------------------------------------------------------------------------
                                                                    (Unaudited)

ASSETS
  Cash and Due from Banks                                            $ 39,462         $ 37,046
  Federal Funds Sold and Securities Purchased
   Under Resale Agreements                                             11,011           31,500
  Investments:
    Securities Available for Sale                                     232,630          217,755
    Securities Held to Maturity                                        47,110           51,614
     (Fair Value of $49,544 and $54,972)
    Trading Securities                                                    673              846
----------------------------------------------------------------------------------------------
      Total Investments                                               280,413          270,215
----------------------------------------------------------------------------------------------
  Loans                                                               515,527          495,588
  Less: Allowance for Loan Losses                                       8,480            8,497
----------------------------------------------------------------------------------------------
     Net Loans                                                        507,047          487,091
----------------------------------------------------------------------------------------------
  Federal Home Loan Bank Stock                                          3,632            3,632
  Bank Premises and Equipment, Net                                     11,255           11,400
  Investment in Real Estate Limited Partnerships                        4,626            3,551
  Other Real Estate Owned                                                  57               57
  Other Assets                                                          9,869           10,003
----------------------------------------------------------------------------------------------
      Total Assets                                                   $867,372         $854,495
==============================================================================================
LIABILITIES
  Deposits:
    Demand                                                           $ 94,245         $102,554
    Savings, NOW and Money Market Accounts                            477,964          467,430
    Time Deposits $100 Thousand and Greater                            42,530           37,916
    Other Time                                                        153,265          147,374
----------------------------------------------------------------------------------------------
      Total Deposits                                                  768,004          755,274
----------------------------------------------------------------------------------------------
  Demand Note Due U.S. Treasury                                           504            4,000
  Other Liabilities                                                     8,375           10,086
  Long-Term Debt                                                        6,340            2,377
----------------------------------------------------------------------------------------------
      Total Liabilities                                               783,223          771,737
----------------------------------------------------------------------------------------------
Commitments and Contingencies (Note 5)
STOCKHOLDERS' EQUITY
  Preferred Stock Class A Non-Voting
   Shares Authorized - 200,000, Outstanding 0                              --               --
  Preferred Stock Class B Voting
   Shares Authorized - 1,500,000, Outstanding 0                            --               --
  Common Stock, $.01 Par Value                                             67               67
    Shares Authorized                                10,000,000
    Issued,         Current Period                    6,651,760
                    Prior Period                      6,651,760
    Outstanding     Current Period                    5,929,205
                    Prior Period                      5,925,082
  Capital in Excess of Par Value                                       33,748           33,664
  Retained Earnings                                                    57,078           55,827
  Treasury Stock (At Cost)                                            (11,069)         (10,980)
                    Current Period Shares               722,555
                    Prior Period Shares                 726,678
  Deferred Compensation Arrangements                                    3,238            3,194
  Accumulated Other Comprehensive Income                                1,087              986
----------------------------------------------------------------------------------------------
      Total Stockholders' Equity                                       84,149           82,758
----------------------------------------------------------------------------------------------
      Total Liabilities and Stockholders' Equity                     $867,372         $854,495
==============================================================================================

See accompanying notes to the consolidated financial statements

                         Merchants Bancshares, Inc.
                    Consolidated Statements of Operations
                                 (Unaudited)


                                              Three Months Ended
                                                   March 31,
(In thousands except per share data)           2003        2002
-----------------------------------------------------------------

INTEREST AND DIVIDEND INCOME
  Interest and Fees on Loans                  $ 8,032     $ 8,656
  Interest and Dividends on Investments
    U.S. Treasury and Agency Obligations        2,425       2,716
    Other                                         867         759
-----------------------------------------------------------------
      Total Interest and Dividend Income       11,324      12,131
-----------------------------------------------------------------
INTEREST EXPENSE
  Savings, NOW and Money Market Accounts          878       1,470
  Time Deposits $100 Thousand and Greater         346         358
  Other Time Deposits                             873       1,209
  Other Borrowed Funds                              2          10
  Long-Term Debt                                   27          19
-----------------------------------------------------------------
      Total Interest Expense                    2,126       3,066
-----------------------------------------------------------------
  Net Interest Income                           9,198       9,065
  Provision for Loan Losses                        --        (433)
-----------------------------------------------------------------
  Net Interest Income after Provision
   for Loan Losses                              9,198       9,498
-----------------------------------------------------------------
NONINTEREST INCOME
  Trust Company Income                            345         389
  Service Charges on Deposits                   1,050         922
  Gains on Sales of Investment Securities         217          --
  Other                                           469         432
-----------------------------------------------------------------
      Total Noninterest Income                  2,081       1,743
-----------------------------------------------------------------
NONINTEREST EXPENSES
  Salaries and Wages                            2,737       2,676
  Employee Benefits                             1,080         885
  Occupancy Expense, Net                          693         634
  Equipment Expense                               599         595
  Legal and Professional Fees                     311         326
  Marketing                                       301         250
  Equity in Losses of Real Estate
   Limited Partnerships                           402         318
  Vermont Franchise Taxes                         146         199
  Other Real Estate Owned, Net                     24          31
  Other                                         1,278       1,193
-----------------------------------------------------------------
      Total Noninterest Expenses                7,571       7,107
-----------------------------------------------------------------
Income Before Provision for Income Taxes        3,708       4,134
  Provision for Income Taxes                      974       1,128
-----------------------------------------------------------------
NET INCOME                                    $ 2,734     $ 3,006
=================================================================

Basic Earnings Per Common Share               $  0.44     $  0.49
Diluted Earnings Per Common Share             $  0.44     $  0.48

See accompanying notes to the consolidated financial statements

                         Merchants Bancshares, Inc.
               Consolidated Statements of Comprehensive Income
                                 (Unaudited)


                                                               Three Months Ended
                                                                   March 31,
(In thousands)                                                  2003       2002
---------------------------------------------------------------------------------

Net Income                                                     $2,734     $ 3,006
Change in Net Unrealized Appreciation of Securities
 Available for Sale, Net of Taxes of $137 and ($713)              254      (1,324)
Reclassification Adjustments for Securities
 Gains Included in Net Income, Net of Taxes of $76               (141)         --
---------------------------------------------------------------------------------
Comprehensive Income Before Impact of Prior Year Transfers      2,847       1,682
Impact of Transfer of Securities from Available for Sale
 to Held to Maturity, Net of Tax benefit of ($6) and ($4)         (12)         (7)
---------------------------------------------------------------------------------
Comprehensive Income                                           $2,835     $ 1,675
=================================================================================

See accompanying notes to the consolidated financial statements

                         Merchants Bancshares, Inc.
                    Consolidated Statements of Cash Flows
                                 (Unaudited)


For the three months ended March 31,                                         2003         2002
------------------------------------------------------------------------------------------------
(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                                 $  2,734     $  3,006
Adjustments to Reconcile Net Income to Net Cash
 Provided by Operating Activities:
  Provision for Loan Losses                                                      --         (433)
  Depreciation and Amortization                                               1,157          800
  Net Gains on Sales of Investment Securities                                  (217)          --
  Net Gains on Disposition of Premises and Equipment                             --           (6)
  Equity in Losses of Real Estate Limited Partnerships                          402          318
Changes in Assets and Liabilities:
  Decrease (Increase) in Interest Receivable                                     78         (316)
  Decrease in Interest Payable                                                  (23)        (273)
  Increase in Other Assets                                                   (2,554)        (424)
  Decrease in Other Liabilities                                              (1,683)      (1,201)
------------------------------------------------------------------------------------------------
      Net Cash (Used in) Provided by Operating Activities                      (106)       1,471
------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from Sales of Investment Securities Available for Sale            21,904           --
  Proceeds from Maturities of Investment Securities Available for Sale       14,171       11,173
  Proceeds from Maturities of Investment Securities Held to Maturity          4,488        4,679
  Purchases of Investment Securities Available for Sale                     (48,621)     (59,599)
  Loan Originations (in Excess) Less Than of Principal Payments             (19,572)       8,971
  Proceeds from Sales of Premises and Equipment                                  --            6
  Investments in Real Estate Limited Partnerships                            (1,477)        (447)
  Purchases of Bank Premises and Equipment                                     (309)        (324)
------------------------------------------------------------------------------------------------
      Net Cash Used in Investing Activities                                 (29,416)     (35,541)
------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net Increase in Deposits                                                   12,730       12,110
  Net (Decrease) Increase in Short Term Borrowings                           (3,496)       2,752
  Proceeds from Long-Term Debt                                                4,000           --
  Principal Payments on Long-Term Debt                                          (37)          (4)
  Cash Dividends Paid                                                        (1,454)      (1,142)
  Acquisition of Treasury Stock                                                (238)        (173)
  Increase in Deferred Compensation Arrangements                                 43           89
  Distributions Under Deferred Compensation Arrangements                       (141)        (147)
  Proceeds from the Exercise of Employee Stock Options                           42          107
------------------------------------------------------------------------------------------------
      Net Cash Provided by Financing Activities                              11,449       13,592
------------------------------------------------------------------------------------------------

Decrease in Cash and Cash Equivalents                                       (18,073)     (20,478)
Cash and Cash Equivalents Beginning of Year                                  68,546       86,688
------------------------------------------------------------------------------------------------
Cash and Cash Equivalents End of Period                                    $ 50,473     $ 66,210
================================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Total Interest Payments                                                  $  2,153     $  3,339
  Total Income Tax Payments                                                   2,657        2,000
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
  Distribution of Stock Under Deferred Compensation Arrangements                 55           55
  Distribution of Treasury Stock in Lieu of Cash Dividend                       216          271

See accompanying notes to the consolidated financial statements

NOTES TO FINANCIAL STATEMENTS:

See Merchants Bancshares, Inc. ("Merchants") Annual Report on Form 10-K for additional information.

Note 1: Recent Accounting Developments
In December 2002 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for fiscal years ending after December 15, 2002. Merchants adopted SFAS No. 148 on January 1, 2003. The adoption of this statement did not have a material impact on the Merchants' financial position or results of operations.

In October 2002 the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions". This statement amends SFAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions", SFAS No. 144, and FASB Interpretation No. 9. Except for transactions between two or more mutual enterprises, this statement removes acquisitions of financial institutions from the scope of both SFAS No. 72 and FASB Interpretation No. 9 and requires that those transactions be accounted for in accordance with SFAS No. 141 and SFAS No. 142. In addition, this statement amends SFAS No. 144 to include in its scope long-term customer-relationship intangible assets of financial institutions. The provisions of this statement are to be applied retroactively to January 1, 2002, and are effective after September 30, 2002. The adoption of this statement did not have a material impact on Merchants' financial position or results of operations.

In June 2002 the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". This statement is effective for exit or disposal activities initiated after December 31, 2002. Merchants will review the impact of applying this standard to any exit or disposal activities initiated after December 31, 2002.

Note 2: Stock-Based Compensation
Merchants has granted stock options to certain key employees. The options granted vest after two years and are immediately exercisable upon vesting. Nonqualified stock options may be granted at any price determined by the Compensation Committee of Merchants' Board of Directors. All stock options have been granted at or above fair market value at the date of grant.

Merchants accounts for its stock-based compensation plans in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. On January 1, 1996, Merchants adopted SFAS No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock based awards measured on the date of the grant. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and earnings per share disclosures for employee stock-based grants made in 1995 and future years as if the fair value based method defined in SFAS No. 123 had been applied. Merchants has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure of SFAS No. 123.

The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model. No options have been granted since August 2001. Had compensation cost for awards under Merchants' stock-based compensation plans been determined consistent with the method set forth under SFAS No. 123, Merchants' net income and earnings per share would have been the same as those reported in the financial statements in Part I. Pro forma compensation expense for options granted is reflected over the vesting period; therefore, future pro forma compensation expense may be greater as additional options are granted.

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions. Because Merchants' employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

Note 3: Earnings Per Share
The following table presents a reconciliation of the calculations of basic and diluted earnings per share for the three month period ended March 31, 2003


                                                              Weighted
                                                    Net       Average       Per Share
Three Months Ended March 31, 2003                  Income      Shares        Amount
                                             (In thousands except share and per share data)
-------------------------------------------------------------------------------------------

Basic Earnings Per Common Share:
  Net Income Available to Common
   Shareholders                                    $2,734     6,140,604       $0.44

Diluted Earnings Per Common Share:
  Effect of Dilutive Stock Options                      -        53,858
  Net Income Available to Common
   Shareholders Plus Assumed Conversions           $2,734     6,194,462       $0.44


                                                              Weighted
                                                    Net       Average       Per Share
Three Months Ended March 31, 2002                  Income      Shares        Amount
                                             (In thousands except share and per share data)
-------------------------------------------------------------------------------------------

Basic Earnings Per Common Share:
  Net Income Available to Common
   Shareholders                                    $3,006     6,143,961       $0.49
Diluted Earnings Per Common Share:
  Effect of Dilutive Stock Options                      -        73,297
  Net Income Available to Common
   Shareholders Plus Assumed Conversions           $3,006     6,217,258       $0.48

Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding for the three month period ending March 31, 2003. As of March 31, 2003 and 2002, there were no anti-dilutive stock options outstanding.

Note 4: Stock Repurchase Program
In January 2001 Merchants' Board of Directors approved a stock repurchase program. In January 2003 the Board of Directors voted to extend the program until January 2004. Under the program, Merchants is authorized to repurchase up to 300,000 shares of its own common stock. As of March 31, 2003, Merchants had purchased 157,881 shares of its own common stock on the open market, at an average per share price of $21.24.

Note 5: Commitments and Contingencies
Merchants is involved in routine legal proceedings occurring in the ordinary course of business, which in the aggregate are believed by management to be immaterial to its financial condition and results of operations

Note 6: Guarantees
Merchants does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby and other letters of credit are conditional commitments issued by Merchants to guarantee the performance of a customer to a third party. Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit totaled approximately $6.2 million at March 31, 2003, and represent the maximum potential future payments the Bank could be required to make. Typically, these instruments have terms of 12 months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance sheet instruments. Bank policies governing loan collateral apply to standby letters of credit at the time of credit extension. Loan-to-value ratios are generally consistent with loan-to-value requirements for other commercial loans secured by similar types of collateral. The fair value of the Merchants' standby letters of credit at March 31, 2003, was insignificant.

Note 7: Reclassification
Certain amounts reported for prior periods have been reclassified to be consistent with the current period presentation.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements
Except for the historical information contained herein, this Quarterly
Report on Form 10-Q of Merchants Bancshares, Inc. may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including, without limitation,

      (i) the fact that Merchants' success is dependent upon general economic conditions in Vermont and Vermont's ability to attract new business;

      (ii) the fact that Merchants' earnings depend to a great extent upon the level of net interest income (the difference between interest income earned on loans and investments and the interest expense paid on deposits and other borrowings) generated by Merchants and thus Merchants' results of operations may be adversely affected by increases or decreases in interest rates;

      (iii) the fact that the banking business is highly competitive and the profitability of Merchants depends upon Merchants' ability to attract loans and deposits in Vermont, where Merchants competes with a variety of traditional banking and nontraditional institutions such as credit unions and finance companies;

      (iv) the fact that at March 31, 2003, a significant portion of Merchants' loan portfolio was comprised of commercial loans, exposing Merchants to the risks inherent in financings based upon analyses of credit risk, the value of underlying collateral, including real estate, and other more intangible factors, which are considered in making commercial loans;

      (v) approximately 80% of Merchants' loan portfolio is comprised of real estate loans exposing Merchants to the risks inherent in financings based upon analyses of credit risk and the value of underlying collateral. Accordingly, Merchants' profitability may be negatively impacted by errors in risk analyses, by loan defaults, and the ability of certain borrowers to repay such loans may be adversely affected by any downturn in general economic conditions;

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

These factors, as well as general economic and market conditions in the United States, may materially and adversely affect the market price of shares of Merchants' common stock. Because of these and other factors, past financial performance should not be considered an indicator of future performance. The forward-looking statements contained herein represent Merchants' judgment as of the date of this Form 10-Q, and Merchants cautions readers not to place undue reliance on such statements.

General
All adjustments necessary for a fair presentment of the financial statements of Merchants as of and for the three months ended March 31, 2003 and 2002, have been included. The information was prepared from the unaudited financial statements of Merchants Bancshares, Inc. and its subsidiaries, Merchants Bank (the "Bank"), Merchants Trust Company and Merchants Properties, Inc.

Overview
Merchants earned net income of $2.73 million, or basic and diluted earnings per share of 44 cents for the quarter ended March 31, 2003, compared to $3.01 million, or basic earnings per share of 49 cents and diluted earnings per share of 48 cents for the same period a year earlier. The return on average assets and return on average equity for the first quarter of 2003 were 1.29% and 13.16% respectively, compared to 1.48% and 15.75% for the first quarter of 2002.

Results of Operations
Net Interest Income: Net interest income for the first quarter of 2003 was $9.2 million compared to $9.1 million for the first quarter of 2002. In the first quarter of 2003 the net interest margin was 4.67%, compared to 4.82% for the first quarter of 2002 and 4.81% for the fourth quarter of 2002. However, net interest income was $129 thousand higher than the first quarter of 2002, as a result of growth in average deposits and loans over the first quarter of last year of 5.6% and 5.4% respectively. The decrease in Merchants' margin reflects the effect of the current prolonged low interest rate environment, which, if it continues, is likely to negatively impact the net interest margin for the remainder of 2003. The quarterly yield on interest earning assets decreased 71 basis points and the quarterly cost of interest bearing liabilities decreased 69 basis points compared with the first quarter of 2002. This caused Merchants' interest rate spread to decrease slightly from the first quarter of 2002 to the first quarter of 2003, and to decrease 12 basis points from the fourth quarter of 2002 to the first quarter of 2003. The Bank continues to fund the loan and investment portfolios with short-term, inexpensive core deposits, the average rate paid on interest bearing deposits has decreased 70 basis points from the first quarter of 2002 to the first quarter of 2003, and averaged 1.29% during the quarter. The schedule on page 10 shows the yield analysis for the periods reported.

Although the average balances of the loan portfolio increased from the first quarter of 2002 to the same period in 2003, the average interest rate earned on the loan portfolio decreased from 7.29% in the first quarter of 2002 to 6.55% in the first quarter of 2003. This is a result of both lower interest rates, and the continued shift in the makeup of Merchants' commercial loan portfolio from fixed rate to lower yielding variable rate loans, as commercial borrowers have sought to refinance their current debt to take advantage of the favorable interest rate environment. The makeup of the Bank's loan portfolio has continued to shift over the course of the last year. The commercial real estate portfolio, which makes up just under 40% of the Bank's loan portfolio, has experienced a substantial shift from fixed rate to lower yielding variable rate loans. The portfolio has changed from an almost even mix of fixed and variable rate loans, to a mix of approximately 73% variable rate loans. The average rate on the variable rate loans is almost 350 basis points lower than the fixed rate loans. The Bank's commercial loan portfolio has undergone a similar shift, and has changed from an almost even mix of fixed and variable to just under 70% variable rate loans. These shifts have had the impact of reducing interest income on this portion of the loan portfolio. Although this shift has exacerbated the current margin compression, it has had the effect of moving Merchants' balance sheet to an almost neutral interest rate gap position.

Provision for Loan Losses: In recent years, Merchants has recorded its recoveries on previously charged off obligations as a negative loan loss provision. As a result of declines in the unallocated portion of the reserve, Merchants has discontinued its practice of recording these recoveries as negative loan loss provisions. Merchants recorded charge-offs of $49 thousand and recoveries of $32 thousand during the first quarter of 2003. The amount of the negative provision for the first quarter of 2002 was $433 thousand. The allowance for loan losses is reviewed by management quarterly and continues to be deemed adequate under current market conditions. See the discussion of Non-Performing Assets on pages 12
- 14 for more information on the allowance for loan losses.

Noninterest income: Total noninterest income increased $338 thousand during the first quarter of 2003 compared to the same period in 2002. Excluding gains on sales of investment securities of $217 thousand this increase was $121 thousand. The increase was due primarily to continued increases in overdraft service charge revenue. Merchants' net overdraft fee revenue increased $105 thousand from $560 thousand in the first quarter of 2002 to $665 thousand in the first quarter of 2003. The increase in revenue is primarily a result of an overall larger deposit base, and an increase in the overdraft fee from $18 to $20 during the second quarter of 2002. Merchants Trust Company fee income for the first quarter of this year was $44 thousand less than the same quarter of 2002. This decrease was primarily due to continuing reductions in asset market values, changes in the Trust Company's fee schedule and the realignment of resources as a result of the decision made in 2002 to discontinue brokerage advisory and discount brokerage services.

                         Merchants Bancshares, Inc.
                          Supplemental Information
                                 (Unaudited)


(Dollars in Thousands, Fully Taxable Equivalent)                               Three Months Ended
                                                     -----------------------------------------------------------------------
                                                              March 31, 2003                        March 31, 2002
                                                                  Interest                              Interest
                                                     Average      Income/      Average     Average      Income/      Average
                                                     Balance      Expense       Rate       Balance      Expense       Rate
                                                     ---------------------------------     ---------------------------------

Loans (1) (2)                                        $497,976     $ 8,037       6.55%      $472,617     $ 8,499       7.29%
Taxable Investments                                   281,372       3,228       4.65%       239,371       3,318       5.62%
Federal Funds Sold and Securities Purchased
 Under Agreements to Resell                            18,680          64       1.39%        38,213         157       1.67%
                                                     -------------------------------       -------------------------------
      Total Interest Earning Assets                  $798,028     $11,329       5.76%      $750,201     $11,974       6.47%
                                                     -------------------------------       -------------------------------
Noninterest Earning Assets                             50,935                                50,637
                                                     --------                              --------
      Total Assets                                    848,963                               800,838
                                                     ========                              ========

Interest Bearing Deposits:
  Savings, NOW and Money Market Deposits             $468,540     $   878       0.76%      $448,918     $ 1,470       1.33%
  Time Deposits                                       189,880       1,219       2.60%       171,239       1,566       3.71%
                                                     -------------------------------       -------------------------------
      Total Savings and Time Deposits                 658,420       2,097       1.29%       620,157       3,036       1.99%
                                                     -------------------------------       -------------------------------

Short-Term Borrowings                                     754           2       1.08%         2,632          10       1.54%
Long-Term Debt                                          3,231          27       3.39%         2,426          20       3.34%
                                                     -------------------------------       -------------------------------
      Total Interest Bearing Liabilities              662,405       2,126       1.30%       625,215       3,066       1.99%
                                                     -------------------------------       -------------------------------
Noninterest Bearing Deposits                           93,041                                91,200
Other Liabilities                                      10,406                                 7,957
Sotckholders' Equity                                   83,111                                76,639
                                                     --------                              --------
      Total Liabilities and Stockholders' Equity      848,963                               801,011
                                                     ========                              ========

Net Earning Assets                                   $135,623                              $124,986
                                                     ========                              ========

Net Interest Income (Fully Taxable Equivalent)                      9,203                                 8,908
                                                                  =======                               =======

Net Interest Rate Spread                                                        4.46%                                 4.48%
Net Interest Margin                                                             4.68%                                 4.82%

<F1>  Includes principal balance of non-accrual loans and fees on loans.
<F2>  Excludes prepayment fees of $165 related to early payments by certain loan customers in 2002.

Noninterest expenses: Total noninterest expense increased $464 thousand from $7.11 million to $7.57 million for the first quarter of 2003 compared to 2002. Salaries and employee benefits increased $256 thousand for the first quarter of this year compared to last year. Merchants is continuing its salary administration evaluation project, and related salary increases are being phased in over the course of 2003. Merchants has also increased its staffing levels to accommodate the opening of its new branch in St. Albans, Vermont during April 2003. Additionally, Merchants pension plan expense increased by $63 thousand for the first quarter of 2003 compared to 2002.

Merchants' marketing expenses increased by $51 thousand for the first quarter of 2003 compared to 2002. Merchants has increased marketing efforts in anticipation of its de novo branch expansion into the St. Albans and White River Junction, Vermont markets during the second and third quarters of this year. Additionally, equity in losses of real estate limited partnerships increased $84 thousand this quarter as Merchants continued to invest in community-based affordable housing partnerships. Merchants finds these investments attractive because they provide an opportunity for us to invest in affordable housing in the communities in which it does business, as well as providing federal tax credits which can be used as an offset to the income tax provision.

Balance Sheet Analysis
First quarter 2003 growth in average deposits and loans over the first quarter of last year was 5.6% and 5.4% respectively. Merchants annualized growth for the first quarter of this year over year-end was 16.1% in the loan portfolio and 6.7% in deposits. Average deposits for the first quarter of 2003 were $751 million, compared to $711 million for the first quarter of last year. Quarter-end deposits were $768 million, an increase of $12.7 million over year-end 2002. Average loans for the first quarter of 2003 were $498 million, compared to $473 million for the first quarter of 2002. Quarter-end loan balances were $516 million, an increase of $19.9 million over year-end loan balances of $496 million. During the first quarter Merchants introduced a 10-year fully-amortizing residential mortgage product at a rate of 4.95%. As of March 31, 2003, approximately
$35 million in loans have been originated in this product, with approximately an additional $11 million in the pipeline. This product has allowed Merchants to deploy its increased core funding at a reasonable spread; at the same time shortening its balance sheet, which will provide strong cash flow to reinvest at current market levels going forward. This product has also afforded Merchants the opportunity to establish full service banking relationships with many new customers.

In the ordinary course of business the Bank makes commitments for possible future extensions of credit. On March 31, 2003, the Bank was obligated to fund $6.2 million of standby letters of credit. No losses are anticipated in connection with these commitments.

Income Taxes
Merchants and its subsidiaries are taxed on income by the IRS at the federal level. The State of Vermont levies franchise taxes on banks based upon average deposit levels in lieu of taxing income. Franchise taxes are included in non-interest expenses in the consolidated statements of operations.

Total income tax expense was $974 thousand for the first quarter of 2003, compared to $1.13 million for the same period in 2002. Merchants recognized favorable tax benefits of $330 thousand for the first quarter of 2003, compared to $342 thousand for the same period in 2002, representing the amount of the federal tax credits earned during those periods. Merchants' statutory tax rate was 35% for all periods. The recognition of low income housing tax credits has contributed to Merchants' effective tax rate of 26% for the first quarter of 2003.

Liquidity and Capital Resources
Liquidity, as it pertains to banking, can be defined as the ability to generate cash in the most economical way to satisfy loan demand, deposit withdrawal demand, and to meet other business opportunities which require cash. The Bank has a number of sources of liquid funds; including $25 million in available Federal Funds lines of credit at March 31, 2003; an overnight line of credit with the Federal Home Loan Bank ("FHLB") of $15 million; an estimated additional borrowing capacity with FHLB of $121 million; and the ability to borrow $60 million through the use of repurchase agreements, collateralized by the Bank's investments, with certain approved counterparties. Merchants' investment portfolio, which totaled $280 million at March 31, 2003, is managed by Merchants' Asset / Liability committee and is a strong source of cash flow for Merchants.

As of March 31, 2003, Merchants exceeded all applicable regulatory capital requirements. The following table represents the actual capital ratios and capital adequacy requirements for Merchants as of March 31, 2003 and 2002:



                                                            For Capital
                                      Actual             Adequacy Purposes
(In thousands)                  Amount      Percent     Amount      Percent
---------------------------------------------------------------------------

As of March 31, 2003
Merchants Bancshares, Inc.:
  Tier 1 Risk-Based Capital     $78,669     14.08%      $22,346      4.00%
  Total Risk-Based Capital       85,671     15.34%       44,693      8.00%
  Tier 1 Leverage Capital        78,669      9.28%       33,899      4.00%

As of March 31, 2002
Merchants Bancshares, Inc.:
  Tier 1 Risk-Based Capital     $74,204     15.03%      $19,750      4.00%
  Total Risk-Based Capital       80,408     16.29%       39,500      8.00%
  Tier 1 Leverage Capital        74,204      9.31%       31,882      4.00%


Non-Performing Assets and the Allowance for Loan Losses
Stringent credit quality is a major strategic focus of Merchants. The Bank's consistently low levels of problem assets is evidence of the success of this effort. Although the Bank has been successful to date in minimizing its problem assets, there is no assurance that the Bank will not have increased levels of problem assets in the future, particularly in light of current or future economic conditions.

During the first three months of 2003 approximately $980 thousand of additions to nonaccrual loans were offset in part by approximately $50 thousand in reductions. One relationship with a commercial customer, with loan balances of $884 thousand, was placed in nonaccrual during the quarter. Loans comprising seven small residential and commercial relationships were also placed in nonaccrual during the first quarter.

Loans past due 90 days or more and still accruing interest increased $43 thousand during the first three months of 2003. Management does not believe this increase represents a significant trend, and the variation in this category is consistent with the Bank's experience in this category over the last several years.

During the first three months of 2003 there were no changes of note in restructured loans, which consist primarily of loans to a customer that supplies services to the telecommunications industry. Payments from this customer are current and interest income was recognized on a cash basis. Additionally approximately $946 thousand of the loans in this category are secured by cash and marketable securities.

The Bank's other real estate owned ("OREO") portfolio consisted of one residential property at March 31, 2003, unchanged from the end of 2002. This property was sold for a small gain during April 2003.

The following table summarizes the Bank's non-performing assets as of March 31, 2003, December 31, 2002, and March 31, 2002:


(In thousands)                          March 31, 2003     December 31, 2002     March 31, 2002
-----------------------------------------------------------------------------------------------

Nonaccrual Loans                            $2,858              $1,925               $1,965
Loans Past Due 90 Days or More and
 Still Accruing                                 89                  46                   81
Restructured Loans                           1,737               1,728                  193
-------------------------------------------------------------------------------------------
Total Non-performing Loans ("NPL")           4,684               3,699                2,239
Other Real Estate Owned                         57                  57                  225
-------------------------------------------------------------------------------------------
Total Non-performing Assets ("NPA")         $4,741              $3,756               $2,464
===========================================================================================

Non-performing assets have increased over the last year. This increase is clearly reflective of a weak local and national economy, which, if it continues, may contribute to further increases in levels of non-performing assets. The individual components of the non-performing asset portfolio remain fluid with the total maintained at a manageable and modest level.

The following table summarizes the Bank's Allowance for Loan Losses ("Allowance") as of March 31, 2003 and 2002:


(In thousands)                        March 31, 2003     March 31, 2002
-----------------------------------------------------------------------

Allowance Beginning of Year               $8,497             $8,815
Charge-Off:
  Commercial, Lease Financing
   and all Other Loans                       (39)                --
  Real Estate - Mortgage                      (2)                --
  Installment                                 (8)                (3)
-------------------------------------------------------------------
      Total Loans Charged Off                (49)                (3)
-------------------------------------------------------------------
Recoveries:
  Commercial, Lease Financing
   and all Other Loans                        13                237
  Real Estate - Mortgage                      19                180
  Installment & Credit Cards                  --                 15
-------------------------------------------------------------------
      Total Recoveries                        32                432
-------------------------------------------------------------------
Net Loan Recoveries (Charge-Offs)            (17)               429
-------------------------------------------------------------------
Provision for Loan Losses
 Charged to Operations                        --               (433)
-------------------------------------------------------------------
Allowance End of Period                   $8,480             $8,811
===================================================================

The Allowance is based on management's estimate of the amount required to reflect the risks in the loan portfolio, based on circumstances and conditions at each reporting date. Merchants Bank reviews the adequacy of the Allowance at least quarterly. Factors considered in evaluating the adequacy of the Allowance include previous loss experience, current economic conditions and their effect on the borrowers, the performance of individual loans in relation to contract terms and estimated fair values of properties to be foreclosed. The method used in determining the amount of the Allowance is not based on maintaining a specific percentage of Allowance to total loans or total non-performing assets. Rather, the methodology is a comprehensive analytical process of assessing the credit risk inherent in the loan portfolio. This assessment incorporates a broad range of factors, which indicate both general, and specific credit risk, as well as a consistent methodology for quantifying probable credit losses. Losses are charged against the Allowance when management believes that the collectibility of principal is doubtful. To the extent management determines the level of anticipated losses in the portfolio has significantly increased or diminished, the Allowance is adjusted through current earnings. As part of the Bank's analysis of specific credit risk, detailed and extensive reviews are done on larger credits and problematic credits identified on the watched asset list, non-performing asset listings and internal credit rating reports. An outside loan review firm examines the Bank's commercial loan portfolio three times per year. Over the course of the year, approximately 75% of commercial loan balances are reviewed, including all relationships over $750 thousand and criticized and classified loans over $500 thousand. Issues addressed by the loan review process include the accuracy of the Bank's internal risk ratings system, loan quality, and adequacy of the Allowance. Loans deemed impaired at March 31, 2003, totaled $2.2 million, of this total $2.0 million are included as non-performing assets in the table above. Impaired loans have been allocated $838 thousand of the Allowance.

The Allowance level reflects management's current strategies and efforts to maintain the Allowance at a level adequate to provide for loan losses based on an evaluation of known and inherent risks in the loan portfolio. Among the factors that management considers in establishing the level of the Allowance are overall findings from an analysis of individual loans, the overall risk characteristics and size of the loan portfolio, past credit loss history, management's assessment of current economic and real estate market conditions and estimates of the current value of the underlying collateral. Management considered the balance of the Allowance adequate at March 31, 2003.

The following table reflects the Bank's non-performing asset and coverage ratios as of March 31, 2003, December 31, 2002, and March 31, 2002:


                                        March 31, 2003     December 31, 2002     March 31, 2002
-----------------------------------------------------------------------------------------------

Non-performing Loans to
 Total Loans                                0.91%                0.75%               0.47%
Non-performing Assets to
 Total Loans plus Other Real Estate
 Owned                                      0.92%                0.76%               0.52%
Allowance for Loan Losses to
 Total Loans                                1.64%                1.71%               1.87%
Allowance for Loan Losses to
 Non-performing Loans                        181%                 230%                394%
Allowance for Loan Losses to
 Non-performing Assets                       179%                 226%                358%

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

General
Management and the Board of Directors of Merchants are committed to sound risk management practices throughout the organization. Merchants has developed and implemented a centralized risk management monitoring program. Risks associated with Merchants' business activities and products are identified and measured as to probability of occurrence and impact on Merchants (low, moderate, or high), and the control or other activities in place to manage those risks are identified and assessed. Periodically, department-level and senior managers re-evaluate and report on the risk management processes for which they are responsible. This documented program provides management with a comprehensive framework for monitoring Merchants' risk profile from a macro perspective, while also serving as a tool for assessing internal controls over financial reporting as required under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA").

Market Risk
Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates/prices such as interest rates, foreign currency exchange rates, commodity prices, and equity prices. Merchants' primary market risk exposure is interest rate risk. The ongoing monitoring and management of this risk is an important component of Merchants' asset/liability management process which is governed by policies established by its Board of Directors that are reviewed and approved annually. The Board of Directors delegates responsibility for carrying out the asset/liability management policies to the Bank's Asset-Liability Committee ("ALCO"). In this capacity the ALCO develops guidelines and strategies impacting Merchants' asset/liability management related activities based upon estimated market risk sensitivity, policy limits and overall market interest rate levels/trends. During the course of the last two quarters Merchants has increased its position in corporate debt securities from approximately $9 million to just over $20 million. Management feels that opportunities for increased yield, without taking on undue risk, exist in the corporate market. Merchants currently limits its position in corporate debt securities to 50% of capital. Merchants recently partnered with a new investment advisor who will help us identify these types of opportunities for increased yield, without significantly increasing risk, in the investment portfolio. The firm specializes in stable value and fixed income portfolios, and has a staff of investment professionals who research and track each bond. The goal is to enhance performance on an absolute and a risk-adjusted basis.

Interest Rate Risk
The ALCO is responsible for evaluating and managing the interest rate risk which arises naturally from imbalances in repricing, maturity and cash flow characteristics of the Bank's assets and liabilities. The ALCO is responsible for ensuring that the Board of Directors receives timely, accurate information regarding the Bank's interest rate risk position at least quarterly. The ALCO uses an outside consultant to perform rate shocks of the Bank's balance sheet, and to perform a variety of other analyses. The consultant's most recent review was as of February 28, 2003. At that time, because of the current rate environment, the consultant modified the rate shock model and modeled a 100 basis point decrease and a 200 basis point increase, as well as a rate shock with a flattening yield curve. At that time the change in net interest income for the next 12 months from Merchants' expected or "most likely" forecast was as follows:


                       Net Interest
                       Rate Change           Income Sensitivity
                   --------------------------------------------

                   Up 200 basis points              1.68%
                   Down 100 basis points           (2.35%)

The consultant also ran a simulation using the Bank's current growth assumptions. These types of dynamic analyses give the ALCO a more thorough understanding of how the Bank's balance sheet will perform in a variety of rate environments.

The preceding sensitivity analysis does not represent a Company forecast and should not be relied upon as being indicative of expected operating results. These hypothetical estimates are based upon numerous assumptions including: the nature and timing of interest rate levels including yield curve shape, prepayments on loans and securities, deposit run-off rates, pricing decisions on loans and deposits, reinvestment/replacement of asset and liability cash flows, and others. While assumptions are developed based upon current economic and local market conditions, Merchants cannot make any assurances as to the predictive nature of these assumptions including how customer preferences or competitor influences might change.

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

The model used to perform the balance sheet simulation assumes a parallel shift of the yield curve over twelve months and reprices every interest-bearing asset and liability on the Company's balance sheet. The model uses contractual repricing dates for variable products, contractual maturities for fixed rate products, and product-specific assumptions for deposits such as FreedomLYNX(R) accounts and Money Market accounts which are subject to repricing based on current market conditions. Investment securities with call provisions are examined on an individual basis in each rate environment to estimate the likelihood of a call. The model also assumes that the rate at which certain mortgage related assets prepay will vary as rates rise and fall, prepayment estimates are derived from the Office of Thrift Supervision Net Portfolio Value Model.

Credit Risk
A network of loan officers manages credit risk, with review by Merchants' Credit Department and oversight by Merchants' Board of Directors. The Board of Directors grants each loan officer the authority to originate loans on behalf of Merchants and establishes policies regarding loan portfolio diversification and loan officer lending limits. Merchants' loan portfolio is continuously monitored for performance, creditworthiness and strength of documentation through the use of a variety of management reports and with the assistance of an external loan review firm. Credit ratings are assigned to commercial loans and are routinely reviewed. Loan officers or the loan workout function take remedial actions to assure full and timely payment of loan balances when necessary. Merchants' policy is to discontinue the accrual of interest on loans when scheduled payments become contractually past due 90 or more days and the ultimate collectibility of principal or interest becomes doubtful.

ITEM 4 - CONTROLS AND PROCEDURES

Merchants management, including the Chief Executive Officer and the Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures within 90 days before the filing of this report pursuant to the Securities Exchange Act of 1934 as amended Rule 13a-
14. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

                         MERCHANTS BANCSHARES, INC.
                                   PART II

ITEM 1 - LEGAL PROCEEDINGS

Merchants is involved in routine legal proceedings occurring in the ordinary course of business, which in the aggregate are believed by management to be immaterial to its financial condition and results of operations

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5 - OTHER INFORMATION

None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

Exhibits:
      99.1 - Certification of Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
      99.2 - Certification of Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Current Reports on Form 8-K
      Merchants Bancshares, Inc. filed a Current Report on Form 8-K on January 16, 2003.

                         MERCHANTS BANCSHARES, INC.
                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Merchants Bancshares, Inc.


                                       /s/ Joseph L. Boutin
                                       -----------------------------------
                                       Joseph L. Boutin
                                       President & Chief Executive Officer

                                       /s/ Janet P. Spitler
                                       -----------------------------------
                                       Janet P. Spitler
                                       Chief Financial Officer & Treasurer

                                       May 13, 2003
                                       ------------
                                       Date

                         MERCHANTS BANCSHARES, INC.
                         CERTIFICATIONS PURSUANT TO
                SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION
-------------
I, Joseph L. Boutin, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Merchants Bancshares, Inc.;

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

Date:  May 13, 2003
       ------------

/s/ Joseph L. Boutin
-----------------------------------
Joseph L. Boutin
President & Chief Executive Officer

                         MERCHANTS BANCSHARES, INC.
                         CERTIFICATIONS PURSUANT TO
                SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION
-------------

I, Janet P. Spitler, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Merchants Bancshares, Inc.;

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

Date:  May 13, 2003
       ------------

/s/ Janet P. Spitler
-----------------------------------
Janet P. Spitler
Chief Financial Officer & Treasurer