Form 10-Q/A
period 2003-03-31
MERCHANTS BANCSHARES INC
filed 2003-05-27
CIK 726517

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                               AMENDMENT NO. 1
                                     TO
                                  FORM 10-Q

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

EXPLANATORY NOTE

The Company is filing this amendment to its quarterly report on Form 10-Q for the quarter ended March 31, 2003, as filed with the Securities and Exchange Commission on May 15, 2003, to correct an error in the Market Risk section on page 14 of Form 10-Q. This change is included in Item 3 - Quantitative and Qualitative Disclosures about Market Risk. No part of the Form 10-Q, other than Item 3, is affected by this amendment.

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


Market Risk
Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates/prices such as interest rates, foreign currency exchange rates, commodity prices, and equity prices. Merchants' primary market risk exposure is interest rate risk. The ongoing monitoring and management of this risk is an important component of Merchants' asset/liability management process which is governed by policies established by its Board of Directors that are reviewed and approved annually. The Board of Directors delegates responsibility for carrying out the asset/liability management policies to the Bank's Asset-Liability Committee ("ALCO"). In this capacity the ALCO develops guidelines and strategies impacting Merchants' asset/liability management related activities based upon estimated market risk sensitivity, policy limits and overall market interest rate levels/trends. During the course of the last two quarters Merchants has increased its position in corporate debt securities from approximately $9 million to just under $30 million. Management feels that opportunities for increased yield, without taking on undue risk, exist in the corporate market. Merchants currently limits its position in corporate debt securities to 50% of capital. Merchants recently partnered with a new investment advisor who will help us identify these types of opportunities for increased yield, without significantly increasing risk, in the investment portfolio. The firm specializes in stable value and fixed income portfolios, and has a staff of investment professionals who research and track each bond. The goal is to enhance performance on an absolute and a risk-adjusted basis.


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