Form 10-Q
period 2003-06-30
MERCHANTS BANCSHARES INC
filed 2003-08-14
CIK 726517

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended:  June 30, 2003

                                      or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------    ----------------

Commission file number  0-11595


                         Merchants Bancshares, Inc.
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)


                      Delaware                     03-0287342
          -------------------------------      -------------------
          (State or other jurisdiction of        (I.R.S. Employer
           incorporation or organization)      Identification No.)


        275 Kennedy Drive, South Burlington, Vermont            05403
        --------------------------------------------          ----------
         (Address of principal executive offices)             (Zip Code)


                                 802-658-3400
             ----------------------------------------------------
             (Registrant's telephone number, including area code)


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of August 8, 2003, the registrant had outstanding 6,180,468 shares of Common Stock, par value $0.01 per share.

                         MERCHANTS BANCSHARES, INC.
                                  FORM 10-Q
                              TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION
  ITEM 1.   Financial Statements (Unaudited)

            Consolidated Balance Sheets
            June 30, 2003, and December 31, 2002                                1

            Consolidated Statements of Operations
            For the three months ended June 30, 2003 and 2002, and
            the six months ended June 30, 2003 and 2002                         2

            Consolidated Statements of Comprehensive Income
            For the three months ended June 30, 2003 and 2002, and
            the six months ended June 30, 2003 and 2002                         3

            Consolidated Statements of Cash Flows
            For the six months ended June 30, 2003 and 2002                     4

            Notes to Consolidated Financial Statements                      5 - 7

  ITEM 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                            7 - 15
  ITEM 3.   Quantitative and Qualitative Disclosures about Market Risk    15 - 17
  ITEM 4.   Controls and Procedures                                            17

PART II - OTHER INFORMATION
  ITEM 1.   Legal Proceedings                                                  18
  ITEM 2.   Changes in Securities and Use of Proceeds                          18
  ITEM 3.   Defaults upon Senior Securities                                    18
  ITEM 4.   Submission of Matters to a Vote of Security Holders                18
  ITEM 5.   Other Information                                                  18
  ITEM 6.   Exhibits and Reports on Form 8-K                                   18
  Signatures                                                                   19
  Exhibits

                         MERCHANTS BANCSHARES, INC.
                        PART I-Financial Information

ITEM 1.  FINANCIAL STATEMENTS

                         Merchants Bancshares, Inc.
                         Consolidated Balance Sheets
                                 (Unaudited)


                                                                         June 30,    December 31,
(In thousands except share and per share data)                             2003          2002
-------------------------------------------------------------------------------------------------

ASSETS
  Cash and Due from Banks                                               $ 35,457       $ 37,046
  Federal Funds Sold and Other Short-term Investments                        513         31,500
  Investments:
    Securities Available for Sale                                        256,215        217,755
    Securities Held to Maturity
     (Fair Value of $44,591 and $54,972)                                  41,937         51,614
    Trading Securities                                                       760            846
-----------------------------------------------------------------------------------------------
      Total Investments                                                  298,912        270,215
-----------------------------------------------------------------------------------------------
  Loans                                                                  540,670        495,588
  Less: Allowance for Loan Losses                                          7,887          8,497
-----------------------------------------------------------------------------------------------
      Net Loans                                                          532,783        487,091
-----------------------------------------------------------------------------------------------
  Federal Home Loan Bank Stock                                             3,632          3,632
  Bank Premises and Equipment, Net                                        11,343         11,400
  Investment in Real Estate Limited Partnerships                           4,608          3,551
  Other Real Estate Owned                                                     --             57
  Other Assets                                                            10,625         10,003
-----------------------------------------------------------------------------------------------
      Total Assets                                                     $ 897,873       $854,495
===============================================================================================
LIABILITIES
  Deposits:
    Demand Deposits                                                    $ 100,441       $102,554
    Savings, NOW and Money Market Accounts                               488,717        467,430
    Time Deposits $100 Thousand and Greater                               44,812         37,916
    Other Time Deposits                                                  155,462        147,374
-----------------------------------------------------------------------------------------------
      Total Deposits                                                     789,432        755,274
-----------------------------------------------------------------------------------------------
  Demand Note Due U.S. Treasury                                            1,661          4,000
  Other Liabilities                                                       14,721         10,086
  Long-Term Debt                                                           6,257          2,377
-----------------------------------------------------------------------------------------------
      Total Liabilities                                                  812,071        771,737
-----------------------------------------------------------------------------------------------
  Commitments and Contingencies (Note 5)
STOCKHOLDERS' EQUITY
  Preferred Stock Class A Non-Voting
    Shares Authorized - 200,000, Outstanding 0                                --             --
  Preferred Stock Class B Voting
    Shares Authorized - 1,500,000, Outstanding 0                              --             --
  Common Stock, $.01 Par Value                                                67             67
    Shares Authorized                                    10,000,000
    Issued        Current Period                          6,651,760
                  Prior Period                            6,651,760
    Outstanding   Current Period                          5,922,879
                  Prior Period                            5,925,082
  Capital in Excess of Par Value                                          33,852         33,664
  Retained Earnings                                                       58,635         55,827
  Treasury Stock, At Cost                                                (11,383)       (10,980)
                  Current Period Shares                     728,881
                  Prior Period Shares                       726,678
  Deferred Compensation Arrangements                                       3,342          3,194
  Accumulated Other Comprehensive Income                                   1,289            986
-----------------------------------------------------------------------------------------------
      Total Stockholders' Equity                                          85,802         82,758
-----------------------------------------------------------------------------------------------
      Total Liabilities and Stockholders' Equity                       $ 897,873       $854,495
===============================================================================================

See accompanying notes to the consolidated financial statements

                         Merchants Bancshares, Inc.
                    Consolidated Statements of Operations
                                 (Unaudited)


                                                 Three Months Ended     Six Months Ended
                                                      June 30,              June 30,
(In thousands except per share data)              2003       2002       2003       2002
-----------------------------------------------------------------------------------------

INTEREST AND DIVIDEND INCOME
  Interest and Fees on Loans                     $ 8,304    $ 8,527    $16,336    $17,183
  Interest and Dividends on Investments
    U.S. Treasury and Agency Obligations           2,031      2,811      4,456      5,527
    Other                                          1,041        805      1,908      1,564
-----------------------------------------------------------------------------------------
      Total Interest and Dividend Income          11,376     12,143     22,700     24,274
-----------------------------------------------------------------------------------------
INTEREST EXPENSE
  Savings, NOW and Money Market Accounts             808      1,379      1,686      2,849
  Time Deposits $100 Thousand and Greater            266        335        612        693
  Other Time Deposits                                932      1,094      1,805      2,303
  Other Borrowed Funds                                11          4         13         14
  Long-Term Debt                                      45         20         72         39
-----------------------------------------------------------------------------------------
      Total Interest Expense                       2,062      2,832      4,188      5,898
-----------------------------------------------------------------------------------------
  Net Interest Income                              9,314      9,311     18,512     18,376
  Provision for Loan Losses                           --       (181)        --       (614)
-----------------------------------------------------------------------------------------
  Net Interest Income after Provision
   for Loan Losses                                 9,314      9,492     18,512     18,990
-----------------------------------------------------------------------------------------
NONINTEREST INCOME
  Trust Company Income                               369        450        714        839
  Service Charges on Deposits                      1,097      1,031      2,147      1,953
  Net Gains on Sales of Investment Securities        626         --        843         --
  Other                                              657        250      1,126        682
-----------------------------------------------------------------------------------------
      Total Noninterest Income                     2,749      1,731      4,830      3,474
-----------------------------------------------------------------------------------------
NONINTEREST EXPENSES
  Salaries and Wages                               2,922      2,587      5,659      5,263
  Employee Benefits                                  891        846      1,971      1,731
  Occupancy Expense, Net                             672        585      1,365      1,219
  Equipment Expense                                  664        611      1,263      1,206
  Legal and Professional Fees                        385        423        696        749
  Marketing                                          357        261        658        511
  Equity in Losses of Real Estate
   Limited Partnerships                              401        329        803        647
  Vermont Franchise Taxes                            213        203        359        402
  Other Real Estate Owned, Net                        35         44         59         75
  Other                                            1,275      1,165      2,553      2,358
-----------------------------------------------------------------------------------------
      Total Noninterest Expenses                   7,815      7,054     15,386     14,161
-----------------------------------------------------------------------------------------
Income Before Provision for Income Taxes           4,248      4,169      7,956      8,303
  Provision for Income Taxes                       1,208      1,152      2,182      2,280
-----------------------------------------------------------------------------------------
NET INCOME                                       $ 3,040    $ 3,017    $ 5,774    $ 6,023
=========================================================================================

Basic Earnings Per Common Share                  $  0.49    $  0.49    $  0.93    $  0.98
Diluted Earnings Per Common Share                $  0.49    $  0.48    $  0.93    $  0.97

See accompanying notes to the consolidated financial statements

                         Merchants Bancshares, Inc.
               Consolidated Statements of Comprehensive Income
                                 (Unaudited)


                                                            Three Months Ended    Six Months Ended
                                                                 June 30,             June 30,
(In thousands)                                               2003        2002      2003      2002
--------------------------------------------------------------------------------------------------

Net Income                                                  $3,040      $3,017    $5,774    $6,023
Change in Net Unrealized Appreciation of Securities
 Available for Sale, Net of Tax                                617       2,180       871       856
Change in Net Unrealized Appreciation of
 Derivatives Qualifying as Hedges, Net of Tax                   --         379        --       379
Reclassification Adjustments for Securities
 (Gains)/Losses Included in Net Income,
 Net of Tax                                                   (407)         --      (548)       --
--------------------------------------------------------------------------------------------------
Comprehensive Income Before Transfers                        3,250       5,576     6,097     7,258
Impact of Transfer of Securities from Available for Sale
 to Held to Maturity                                            (8)         (5)      (20)      (12)
--------------------------------------------------------------------------------------------------
Comprehensive Income                                        $3,242      $5,571    $6,077    $7,246
==================================================================================================

See accompanying notes to the consolidated financial statements

                         Merchants Bancshares, Inc.
                    Consolidated Statements of Cash Flows
                                 (Unaudited)


For the six months ended June 30,                                            2003         2002
------------------------------------------------------------------------------------------------
(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                                $   5,774     $  6,023
Adjustments to Reconcile Net Income to Net Cash
 Provided by Operating Activities:
  Provision for Loan Losses                                                      --         (614)
  Depreciation and Amortization                                               2,315        1,657
  Net Gains on Sales of Investment Securities                                  (843)          --
  Net Losses (Gains) on Disposition of Premises and Equipment                    47           (8)
  Net Gains on Sales of Other Real Estate Owned                                  (8)          --
  Equity in Losses of Real Estate Limited Partnerships                          803          647
Changes in Assets and Liabilities:
  Increase in Interest Receivable                                              (204)        (877)
  Decrease in Interest Payable                                                  (68)        (591)
  (Decrease) Increase in Other Assets                                          (590)         217
  Increase (Decrease) in Other Liabilities                                    4,708       (4,301)
------------------------------------------------------------------------------------------------
      Net Cash Provided by Operating Activities                              11,934        2,153
------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from Sales of Investment Securities Available for Sale            65,178           --
  Proceeds from Maturities of Investment Securities Available for Sale       28,749       20,432
  Proceeds from Maturities of Investment Securities Held to Maturity          9,647        7,874
  Purchases of Investment Securities Available for Sale                    (132,074)     (88,609)
  Loan Originations (in Excess of) Less than Principal Payments             (45,850)       6,070
  Purchases of Federal Home Loan Bank Stock                                      --          (12)
  Proceeds from Sales of Premises and Equipment                                  --            8
  Proceeds from Sales of Other Real Estate Owned                                 65           --
  Investments in Real Estate Limited Partnerships                            (1,860)        (743)
  Purchases of Bank Premises and Equipment                                     (890)        (967)
------------------------------------------------------------------------------------------------
      Net Cash Used in Investing Activities                                 (77,035)     (55,947)
------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net Increase in Deposits                                                   34,158       15,962
  Net (Decrease) Increase in Short Term Borrowings                           (2,339)       2,147
  Proceeds from Long-Term Debt                                                4,000           --
  Principal Payments on Long-Term Debt                                         (120)          (9)
  Cash Dividends Paid                                                        (2,529)      (2,283)
  Acquisition of Treasury Stock                                                (713)        (345)
  Increase in Deferred Compensation Arrangements                                 80          187
  Distributions Under Deferred Compensation Arrangements                       (141)        (147)
  Proceeds from the Exercise of Employee Stock Options                          129          225
------------------------------------------------------------------------------------------------
      Net Cash Provided by Financing Activities                              32,525       15,737
------------------------------------------------------------------------------------------------

Decrease in Cash and Cash Equivalents                                       (32,576)     (38,057)
Cash and Cash Equivalents Beginning of Year                                  68,546       86,688
------------------------------------------------------------------------------------------------
Cash and Cash Equivalents End of Period                                   $  35,970     $ 48,631
================================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Total Interest Payments                                                 $   4,256     $  6,489
  Total Income Tax Payments                                                   3,457        3,650
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
  Distribution of Stock Under Deferred Compensation Arrangements                 55           55
  Distribution of Treasury Stock in Lieu of Cash Dividend                       437          552

See accompanying notes to the consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS:

See Merchants Bancshares, Inc. ("Merchants") Annual Report on Form 10-K for additional information.

Note 1: Recent Accounting Developments
In May 2003 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is generally effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement has not had a material impact on Merchants' financial position or results of operations.

In April 2003 the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement is generally effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of this statement has not had a material impact on Merchants' financial position or results of operations.

In December 2002 the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for fiscal years ending after December 15, 2002. The adoption of this statement changed certain disclosures but did not impact Merchants' financial position or results of operations.

Note 2: Stock-Based Compensation
Merchants has granted stock options to certain key employees. The options granted vest completely after two years and are immediately exercisable upon vesting. Nonqualified stock options may be granted at any price determined by the Compensation Committee of Merchants' Board of Directors. All stock options have been granted at or above fair market value at the date of grant.

Merchants accounts for its stock-based compensation plans in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Merchants has adopted SFAS No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize the fair value of all stock-based awards measured on the date of the grant as expense over the vesting period, and has adopted SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123," which, among other things, amends the disclosure requirements of SFAS No. 123. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and earnings per share disclosures for employee stock-based grants made in 1995 and future years as if the fair value based method defined in SFAS No. 123 had been applied. Merchants has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure required by SFAS No. 123.

The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model. No options have been granted since August 2001. Merchants' net income and earnings per share would have been the same as the amounts reported in the financial statements had compensation cost for awards under Merchants' stock-based compensation plans been determined consistent with the method set forth under SFAS No.
123. Pro forma compensation expense for options granted is reflected over the vesting period; therefore, future pro forma compensation expense may be greater if additional options are granted.

Note 3: Earnings Per Share
The following tables present reconciliations of the calculations of basic and diluted earnings per share for the three and six month periods ended June 30, 2003 and 2002.


                                                              Weighted
                                                    Net       Average       Per Share
Three Months Ended June 30, 2003                   Income      Shares        Amount
                                             (In thousands except share and per share data)
------------------------------------------------------------------------------------------------

Basic Earnings Per Common Share:
  Net Income Available to Common
   Shareholders                                    $3,040     6,182,218       $0.49
Diluted Earnings Per Common Share:
  Effect of Dilutive Stock Options                     --        54,867
  Net Income Available to Common
   Shareholders and Stock Option Exercise          $3,040     6,237,085       $0.49


                                                              Weighted
                                                    Net       Average       Per Share
Three Months Ended June 30, 2002                   Income      Shares        Amount
                                             (In thousands except share and per share data)
------------------------------------------------------------------------------------------------

Basic Earnings Per Common Share:
  Net Income Available to Common
   Shareholders                                    $3,017     6,162,327       $0.49
Diluted Earnings Per Common Share:
  Effect of Dilutive Stock Options                     --        84,612
  Net Income Available to Common
  Shareholders and Stock Option Exercise           $3,017     6,246,939       $0.48


                                                              Weighted
                                                    Net       Average       Per Share
Six Months Ended June 30, 2003                     Income      Shares        Amount
                                             (In thousands except share and per share data)
------------------------------------------------------------------------------------------------

Basic Earnings Per Common Share:
  Net Income Available to Common
   Shareholders                                    $5,774     6,182,335       $0.93
Diluted Earnings Per Common Share:
  Effect of Dilutive Stock Options                     --        54,363
  Net Income Available to Common
   Shareholders and Stock Option Exercise          $5,774     6,236,698       $0.93


                                                              Weighted
                                                    Net       Average       Per Share
Six Months Ended June 30, 2002                     Income      Shares        Amount
                                             (In thousands except share and per share data)
------------------------------------------------------------------------------------------------

Basic Earnings Per Common Share:
  Net Income Available to Common
   Shareholders                                    $6,023     6,153,185       $0.98
Diluted Earnings Per Common Share:
  Effect of Dilutive Stock Options                     --        78,954
  Net Income Available to Common
   Shareholders And Stock Option Exercise          $6,023     6,232,139       $0.97

Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding for the three and six month periods ending June 30, 2003 and 2002. As of June 30, 2003 and 2002, there were no anti-dilutive stock options outstanding.

Note 4: Stock Repurchase Program
In January 2001 Merchants' Board of Directors approved a stock repurchase program. In January 2003 the Board of Directors voted to extend the program until January 2004. Under the program, Merchants is authorized to repurchase up to 300,000 shares of its own common stock. Under the plan Merchants purchased 177,881 shares of its own common stock on the open market, at an average per share price of $21.52, through June 30, 2003.

Note 5: Commitments and Contingencies
Merchants is involved in routine legal proceedings occurring in the ordinary course of business, which, in the aggregate, are believed by management to be immaterial to its financial condition and results of operations

Note 6: Guarantees
Merchants does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are conditional commitments issued by Merchants to guarantee the performance of a customer to a third party. Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit totaled approximately $6.4 million at June 30, 2003, and represent the maximum potential future payments Merchants could be required to make. Typically, these instruments have terms of 12 months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance sheet instruments. Merchants policies governing loan collateral apply to standby letters of credit at the time of credit extension. Loan-to-value ratios are generally consistent with loan-to-value requirements for other commercial loans secured by similar types of collateral. The fair value of the Merchants' standby letters of credit at June 30, 2003, was insignificant.

Note 7: Reclassifications
Certain amounts reported for prior periods have been reclassified to be consistent with the current period presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements
Except for the historical information contained herein, this Quarterly Report on Form 10-Q of Merchants Bancshares, Inc. may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including, without limitation:

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

      (iv) the fact that at June 30, 2003, a significant portion of Merchants' loan portfolio was comprised of commercial loans, exposing Merchants to the risks inherent in financings based upon analyses of credit risk, the value of underlying collateral, including real estate, and other more intangible factors, which are considered in making commercial loans;

      (v) approximately 80% of Merchants' loan portfolio is comprised of real estate loans, exposing Merchants to the risks inherent in financings based upon analyses of credit risk and the value of underlying collateral. Accordingly, Merchants' profitability may be negatively impacted by errors in risk analyses, by loan defaults, and the ability of certain borrowers to repay such loans may be adversely affected by any downturn in general economic conditions;

      (vi) acts or threats of terrorism and actions taken by the United States or other governments as a result of such acts or threats, including possible military action, could further adversely affect business and economic conditions in the United States generally and in Merchants' markets, which could adversely effect Merchants' financial performance and that of Merchants' borrowers and on the financial markets and the price of Merchants' common stock;

      (vii) changes in the extensive laws, regulations and policies governing bank holding companies and their subsidiaries could alter Merchants' business environment or affect Merchants' operations; and

      (viii) the potential need to adapt to industry changes in information technology systems, on which Merchants is highly dependent, could present operational issues or require significant capital spending.

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

General
All adjustments necessary for a fair presentation of the consolidated financial statements of Merchants as of and for the six months ended June 30, 2003 and 2002, have been included. The information was prepared from the unaudited financial statements of Merchants Bancshares, Inc. and its subsidiaries, Merchants Bank, Merchants Trust Company and Merchants Properties, Inc.

Overview
Merchants earned net income of $3.04 million, or basic and diluted earnings per share of 49 cents for the quarter ended June 30, 2003, compared to $3.02 million, or basic earnings per share of 49 cents and diluted earnings per share of 48 cents for the same period a year earlier. The return on average assets and return on average equity for the second quarter of 2003 were 1.39% and 14.38% respectively, compared to 1.50% and 15.53% for the second quarter of 2002. Merchants earned net income of $5.77 million, or basic and diluted earnings per share of 93 cents for the six months ended June 30, 2003, compared to $6.02 million, or basic earnings per share of 98 cents and diluted earnings per share of 97 cents for the same period a year earlier. The return on average assets and return on average equity for the first six months of 2003 were 1.34% and 13.77% respectively, compared to 1.50% and 15.61% respectively for the first six months of 2002.

Results of Operations
Net Interest Income: Net interest income for the second quarter of 2003 was unchanged from the same quarter a year ago at $9.3 million and was $18.5 million for the first half of 2003 compared to $18.4 million for the same period in 2002. Although Merchants' net interest margin has continued to come under pressure over the last twelve months, overall balance sheet growth has helped to offset some of this margin compression. The net interest margin for the second quarter of 2003 has decreased by 40 basis points, from 4.95% to 4.55%, compared to the second quarter of 2002, and has decreased by 32 basis points, from 4.93% to 4.61%, for the first half of 2003 compared to 2002. This decrease reflects the effect of the current prolonged low interest rate environment, which, if it continues, is likely to negatively impact the net interest margin for the remainder of 2003. The yield on interest earning assets continued to decrease at a faster pace than the cost of interest bearing liabilities during the quarter. The yield on interest earning assets decreased 89 basis points for the second quarter of 2003 compared to 2002, and 85 basis points for the first six months of 2003 compared to 2002. At the same time, the cost of interest bearing liabilities for the second quarter decreased 59 basis points, and 64 basis points for the first six months of this year compared to last year. The schedules on pages 10-11 show the yield analysis for the periods reported.

The average interest rate earned on the loan portfolio decreased from 7.25% in the second quarter of 2002 to 6.23% in the second quarter of 2003. This is a result of both lower interest rates and changes in the makeup of Merchants' commercial and commercial real estate loan portfolios. Merchants' commercial real estate portfolio totaled $192 million at June 30, 2003, variable rate loans make up over 75% of the portfolio. At June 30, 2002, the commercial real estate portfolio was $167 million and just over 60% were variable rate loans. Merchants' commercial loan portfolio has experienced a similar shift. The commercial loan portfolio at June 30, 2003, was $92 million, with variable rate loans comprising over 70% of the total, as contrasted with June 30, 2002 balances of $86 million, with variable rate loans comprising less than 60% of the total. Merchants' customers have continued to refinance their current debt to take advantage of the favorable interest rate environment. This shift has helped to exacerbate the current margin compression, but has also had the effect of moving Merchants' balance sheet to an asset-sensitive interest rate gap position, which should leave Merchants well poised for a rise in interest rates.

Deposit costs have also moved down over the last year, but not as quickly as loan yields. The average rate on Savings, NOW and Money Market accounts has decreased from 1.22% for the second quarter of 2002 to 0.67% for the second quarter of the current year; for the first half of the year the rate has decreased from 1.27% in 2002 to 0.72% in 2003. The cost of Merchants' premier product, Free Checking for Life(R), has decreased from an average rate of 0.61% for the month of June of 2002 to 0.48% for the month of June of 2003. The cost of time deposits has decreased from 3.28% to 2.43% quarter over quarter, and has decreased from 3.49% to 2.51% for the first six months of 2003 compared to 2002.

Provision for Loan Losses: In recent years, Merchants has recorded its recoveries on previously charged off obligations as a negative loan loss provision. As a result of declines in the unallocated portion of the allowance for loan losses, Merchants has discontinued its practice of recording these recoveries as negative loan loss provisions. Merchants recorded charge-offs of $681 thousand and recoveries of $71 thousand during the first two quarters of 2003. The amount of the negative provision for the first six months of last year was $614 thousand. The allowance for loan losses is reviewed quarterly by management and continues to be deemed adequate under current market conditions. See the discussion of Non-Performing Assets on pages 13 - 16 for more information on the allowance for loan losses.

Noninterest income: Total noninterest income increased $1.02 million from the second quarter of 2002 to the second quarter of 2003, and by $1.36 million for the first six months of 2003 compared to the same period of 2002. Excluding net gains on sales of investments of $626 thousand for the second quarter of 2003 and $843 thousand for the first six months of the year, total noninterest income increased $392 thousand from the second quarter of 2002 to the second quarter of 2003 and by $513 thousand for the first six months of 2003 compared to the same period of 2002. The increase is due primarily to increases in net ATM and debit card revenue and overdraft service charge revenue. Merchants' ATM and debit card revenue, net of expenses, increased $72 thousand for the second quarter of 2003 and $97 thousand for the first six months of 2003 compared to the same period in 2002. Merchants' overdraft fee revenue increased $155 thousand from $1.21 million for the first six months of 2002 to $1.37 million during the first six months of 2003; and increased $50 thousand for the second quarter of 2003 compared to 2002. Merchants Trust Company income for the second quarter of this year was $81 thousand less than the same quarter of 2002, and was $125 thousand less than 2002 for the first six months of the year. This decrease was primarily due to continuing reductions in asset market values, changes in the Trust Company's fee schedule and the realignment of resources as a result of the decision made in 2002 to discontinue brokerage advisory and discount brokerage services.

                         Merchants Bancshares, Inc.
                  Average Balance Sheets and Average Rates
                                 (Unaudited)


(Dollars in Thousands, Fully Taxable Equivalent)                           Three Months Ended
                                                    ----------------------------------------------------------------
                                                             June 30, 2003                     June 30, 2002
                                                               Interest                          Interest
                                                    Average    Income/     Average    Average    Income/     Average
                                                    Balance    Expense      Rate      Balance    Expense      Rate
                                                    ------------------------------    ------------------------------

INTEREST EARNING ASSETS
Loans (1) (2)                                       $534,569    $ 8,308     6.23%     $472,159    $ 8,534     7.25%
Taxable Investments                                  273,564      3,028     4.44%      262,305      3,528     5.39%
Federal Funds Sold and Securities Purchased
 Under Agreements to Resell                           12,781         44     1.38%       21,056         88     1.68%
                                                    ----------------------------      ----------------------------
      Total Interest Earning Assets                 $820,914    $11,380     5.56%     $755,520    $12,150     6.45%
                                                    ----------------------------      ----------------------------
Noninterest Earning Assets                            50,922                            50,667
                                                    --------                          --------
      Total Assets                                  $871,836                          $806,187
                                                    ========                          ========

INTEREST BEARING LIABILITIES
Interest Bearing Deposits:
  Savings, NOW and Money Market Deposits            $480,244    $   807     0.67%     $455,074    $ 1,379     1.22%
  Time Deposits                                      198,026      1,198     2.43%      174,266      1,427     3.28%
                                                    ----------------------------      ----------------------------
      Total Savings and Time Deposits                678,270      2,005     1.19%      629,340      2,806     1.79%
                                                    ----------------------------      ----------------------------
Federal Funds Purchased and Securities Sold
 Under Agreements to Repurchase                           33         --     1.52%           --         --       --
Short-Term Borrowings                                  2,284         11     1.93%        1,147          4     1.40%
Long-Term Debt                                         6,287         46     2.93%        2,420         20     3.31%
                                                    ----------------------------      ----------------------------
      Total Interest Bearing Liabilities             686,874      2,062     1.20%      632,907      2,830     1.79%
                                                    ----------------------------      ----------------------------
Noninterest Bearing Deposits                          93,085                            89,954
Other Liabilities                                      7,307                             5,615
Sotckholders' Equity                                  84,570                            77,711
                                                    --------                          --------
      Total Liabilities and Stockholders' Equity     871,836                           806,187
                                                    ========                          ========

Net Earning Assets                                  $134,040                          $122,613
                                                    ========                          ========

Net Interest Income (Fully Taxable Equivalent)                  $ 9,318                           $ 9,320
                                                                =======                           =======

Net Interest Rate Spread                                                    4.36%                             4.66%
                                                                            ====                              ====

Net Interest Margin                                                         4.55%                             4.95%
                                                                            ====                              ====

<F1>  Includes principal balance of non-accrual loans and fees on loans.
<F2>  Excludes prepayment fees of $165 related to early payments by certain loan customers in 2002.

                         Merchants Bancshares, Inc.
                  Average Balance Sheets and Average Rates
                                 (Unaudited)


(Dollars in Thousands, Fully Taxable Equivalent)                            Six Months Ended
                                                    ----------------------------------------------------------------
                                                             June 30, 2003                     June 30, 2002
                                                               Interest                          Interest
                                                    Average    Income/     Average    Average    Income/     Average
                                                    Balance    Expense      Rate      Balance    Expense      Rate
                                                    ------------------------------    ------------------------------

INTEREST EARNING ASSETS
Loans (1) (2)                                       $516,273    $16,345     6.38%     $472,388    $17,198     7.34%
Taxable Investments                                  277,468      6,256     4.55%      250,838      6,846     5.50%
Federal Funds Sold and Securities Purchased
 Under Agreements to Resell                           15,731        108     1.38%       29,635        245     1.67%
                                                    ----------------------------      ----------------------------
      Total Interest Earning Assets                 $809,472    $22,709     5.66%     $752,861    $24,289     6.51%
                                                    ----------------------------      ----------------------------
Noninterest Earning Assets                            50,928                            50,651
                                                    --------                          --------
      Total Assets                                  $860,400                          $803,512
                                                    ========                          ========

INTEREST BEARING LIABILITIES
Interest Bearing Deposits:
  Savings, NOW and Money Market Deposits            $474,392    $ 1,686     0.72%     $451,996    $ 2,849     1.27%
  Time Deposits                                      193,953      2,417     2.51%      172,753      2,994     3.49%
                                                    ----------------------------      ----------------------------
      Total Savings and Time Deposits                668,345      4,103     1.24%      624,749      5,843     1.89%
                                                    ----------------------------      ----------------------------
Federal Funds Purchased and Securities Sold
 Under Agreements to Repurchase                           16         --     1.52%           --         --       --
Short-Term Borrowings                                  1,520         13     1.72%        1,890         14     1.49%
Long-Term Debt                                         4,759         72     3.05%        2,423         41     3.41%
                                                    ----------------------------      ----------------------------
      Total Interest Bearing Liabilities             674,640      4,188     1.25%      629,062      5,898     1.89%
                                                    ----------------------------      ----------------------------
Noninterest Bearing Deposits                          93,063                            90,577
Other Liabilities                                      8,857                             6,699
Sotckholders' Equity                                  83,840                            77,174
                                                    --------                          -------
      Total Liabilities and Stockholders' Equity    $860,400                          $803,512
                                                    ========                          ========

Net Earning Assets                                  $134,832                          $123,799
                                                    ========                          ========

Net Interest Income (Fully Taxable Equivalent)                  $18,521                           $18,391
                                                                =======                           =======

Rate Spread                                                                 4.41%                             4.62%
                                                                            ====                              ====

Net Interest Margin                                                         4.61%                             4.93%
                                                                            ====                              ====

<F1>  Includes principal balance of non-accrual loans and fees on loans.
<F2>  Excludes prepayment fees of $165 related to early payments by certain loan customers in 2002.

Noninterest expenses: Total noninterest expense increased $761 thousand from $7.05 million to $7.82 million for the second quarter of 2003 compared to 2002, and by $1.23 million from $14.16 million to $15.39 million for the first six months of the year. Merchants has continued its salary administration project, which began with branch staff in 2002 and is continuing with back office staff this year. Related salary increases are being phased in over the course of 2003. The salary administration project has contributed to the overall increase in salaries and employee benefits of $380 thousand for the second quarter of this year and $636 thousand year to date compared to last year. Additionally, Merchants is continuing to experience increases in its pension plan expense. Although the pension plan was curtailed in 1995, recent decreases in the market value of pension plan assets have caused increased expense recognition. During the second quarter of 2003 Merchants contributed $750 thousand to the pension plan. This contribution was accounted for as a reduction to the minimum pension liability, which is included in the other liabilities category in the accompanying consolidated balance sheets.

Occupancy and Equipment expenses increased by $140 thousand for the second quarter of 2003 compared to 2002, and by $203 thousand for the first six months of 2003. This increase is due to increased software maintenance costs, and normal increases in building maintenance and rental expenses. Merchants anticipates that there may be additional expense increases related to its network server infrastructure and desktop computer upgrade, which is expected to be completed by the second quarter of 2004. Approximately $200 thousand of the total estimated $2.07 million cost will be expensed during 2003 and 2004, the balance of the cost of the project will be capitalized and depreciated over three to five years. Merchants' equity in losses of real estate limited partnerships increased $72 thousand for the second quarter and $156 thousand for the first six months of 2003 compared to 2002 as Merchants continued to invest in community-based affordable housing partnerships. Merchants finds these investments attractive because they provide an opportunity for Merchants to invest in affordable housing in the communities in which it does business, as well as providing federal tax credits which are used as an offset to the income tax provision.

Merchants' marketing expenses increased by $96 thousand for the second quarter of 2003 compared to 2002 and by $147 thousand for the first six months of the year as Merchants has continued to aggressively market its premier product, Free Checking for Life(R), and to prepare for its entry into two new markets during 2003. Sales of Free Checking for Life(R), continue to be strong, and average balances in Free Checking for Life(R) accounts increased from $89 million for the month of June 30, 2002, to $109 million for the month of June 30, 2003, a 22% increase. Merchants' St. Albans, VT, branch, which opened in a temporary location in April 2003, is one of the top five sales branches based on average weekly sales. Merchants expects to occupy its permanent St. Albans location during the fourth quarter of 2003 and plans to open its new location in White River Junction, VT, during the third quarter of 2003.

Balance Sheet Analysis
Second quarter 2003 growth in average deposits and loans over the second quarter of last year were 7.2% and 13.2% respectively. Quarter-end loan balances were $540.7 million, an increase of $45.1 million over year-end loan balances, and an annualized growth rate of 18.2%. Merchants has seen a significant increase in loan demand for the first six months of this year. Residential mortgage activity has been very high during 2003, as mortgage rates have dropped to their lowest level in 40 years. Merchants has had great success with its new 10-year fully amortizing mortgage product RealLYNX-10(r), introduced in January 2003. This product was originally introduced at a 4.95% rate, and was lowered to 4.65% for the months of June and July. Through the first week of August 2003 Merchants has closed $49 million in new balances in this product and has over $20.8 million in applications currently in process; contributing to total net new growth in residential real estate for the first six months of the year of $33 million. Additionally, commercial loan activity has been strong as a result of Merchants' active calling program. Commercial real estate outstanding balances have increased by over $13 million since year end.

The following table summarizes the components of Merchants loan portfolio as of June 30, 2003, and December 31, 2002.


      (In thousands)                                  June 30, 2003    December 31, 2002
      ----------------------------------------------------------------------------------

      Commercial, Financial And Agricultural Loans       $ 92,092           $ 93,856
      Real Estate Loans - Residential                     239,322            206,231
      Real Estate Loans - Commercial                      192,456            179,156
      Real Estate Loans - Construction                      8,613              9,154
      Installment Loans                                     6,459              6,663
      All Other Loans                                       1,728                528
      ------------------------------------------------------------------------------
      Total Loans                                        $540,670           $495,588
      ==============================================================================

Quarter-end deposits were $789.4 million, an increase of $34.2 million over year-end deposit balances, and an annualized growth rate of 9.0%. Average deposits for the second quarter of 2003 were $771.4 million, an increase of $52.1 million over average deposits for the second quarter of 2002. Merchants has redeployed excess funds into the investment portfolio which, at June 30, 2003, was $298.9 million, compared to $273.4 million at June 30, 2002, and $270.2 million at December 31, 2002. Merchants plans to continue to expand the investment portfolio over the course of 2003. Merchants continues to work to enhance yield and minimize risk by diversifying the investment portfolio while keeping the effective duration of the investment portfolio at or below 2.5 years.

In the ordinary course of business, Merchants makes commitments for possible future extensions of credit. On June 30, 2003, Merchants was obligated to fund $6.4 million of standby letters of credit. No losses are anticipated in connection with these commitments.

Income Taxes
Merchants and its subsidiaries are taxed on income by the Internal Revenue Service at the federal level. The State of Vermont levies franchise taxes on banks based upon average deposit levels in lieu of taxing income. Franchise taxes are included in non-interest expenses in the consolidated statements of operations.

Total income tax expense was $2.18 million for the first six months of 2003, compared to $2.28 million for the same period in 2002. Merchants recognized favorable tax benefits of $330 thousand for the first six months of 2003, compared to $342 thousand for the same period in 2002, representing the amount of the federal tax credits earned during those periods. Merchants' statutory tax rate was 35% for all periods. The recognition of low income housing tax credits has contributed to Merchants' effective tax rate of 27% for the first six months of 2003.

Liquidity and Capital Resources
Liquidity, as it pertains to banking, can be defined as the ability to generate cash in the most economical way to satisfy loan demand, deposit withdrawal demand, and to meet other business opportunities which require cash. Merchants has a number of sources of liquid funds; including $25 million in available Federal Funds lines of credit at June 30, 2003; an overnight line of credit with the Federal Home Loan Bank ("FHLB") of $15 million; an estimated additional borrowing capacity with FHLB of $121 million; and the ability to borrow $60 million through the use of repurchase agreements, collateralized by Merchants' investments, with certain approved counterparties. Merchants' investment portfolio, which totaled $298.9 million at June 30, 2003, is managed by Merchants' Asset / Liability Committee and is a strong source of cash flow for Merchants.

As of June 30, 2003, Merchants exceeded all applicable regulatory capital requirements. The following table represents the actual capital ratios and capital adequacy requirements for Merchants as of June 30, 2003 and 2002:


                                                        For Capital
                                     Actual          Adequacy Purposes
(In thousands)                 Amount     Percent    Amount     Percent
-----------------------------------------------------------------------

As of June 30, 2003
Merchants Bancshares, Inc.:
  Tier 1 Risk-Based Capital    $80,206    13.33%     $24,062    4.00%
  Total Risk-Based Capital      87,730    14.58%      48,124    8.00%
  Tier 1 Leverage Capital       80,206     9.21%      34,817    4.00%

As of June 30, 2002
Merchants Bancshares, Inc.:
  Tier 1 Risk-Based Capital    $76,228    15.39%     $19,813    4.00%
  Total Risk-Based Capital      82,452    16.65%      39,626    8.00%
  Tier 1 Leverage Capital       76,228     9.51%      32,176    4.00%

Non-Performing Assets and the Allowance for Loan Losses
Stringent credit quality is a major strategic focus of Merchants. Although Merchants has been successful to date in minimizing its problem assets, there is no assurance that Merchants will not have increased levels of problem assets in the future, particularly in light of current or future economic conditions.

The following table summarizes Merchants' non-performing assets as of June 30, 2003, March 31, 2003, December 31, 2002, and June 30, 2002:


(In thousands)                          June 30, 2003     March 31, 2003     December 31, 2002     June 30, 2002
-----------------------------------------------------------------------------------------------------------------

Nonaccrual Loans                           $4,085             $2,858              $1,925              $2,067
Loans Past Due 90 Days or More and
 Still Accruing                                32                 89                  46                 133
Restructured Loans                            201              1,737               1,728                 190
------------------------------------------------------------------------------------------------------------
Total Non-performing Loans ("NPL")          4,318              4,684               3,699               2,390
Other Real Estate Owned ("OREO")               --                 57                  57                 353
------------------------------------------------------------------------------------------------------------
Total Non-performing Assets ("NPA")        $4,318             $4,741              $3,756              $2,743
============================================================================================================

Non-performing assets have increased over the last year. This increase is clearly reflective of a weak local and national economy, which, if it continues, may contribute to further increases in levels of non-performing assets. The individual components of the non-performing asset portfolio remain fluid with the total maintained at a manageable and modest level.

Total NPL decreased $366 thousand from March 31, 2003 to June 30, 2003. During the quarter a $1.5 million reduction in restructured loans was offset in part by a $1.2 million increase in nonaccrual loans. Approximately $1.1 million of the net increase in nonaccrual loans was attributable to a transfer of loans that were previously classified as restructured. This transfer was driven primarily by further deterioration in the financial condition of one borrower. During the quarter a charge-off of $363 thousand was taken on this borrower and the balance was moved to nonaccrual. Total additions to nonaccrual loans from March 31, 2003 to June 30, 2003 were almost $2.5 million, including the transfers from restructured loans. These increases in nonaccrual loans were offset in part by $125 thousand in loans that were transferred back to accrual status, $502 thousand in payments and $602 thousand in charges to the Allowance for Loan Losses ("Allowance").

As of June 30, 2003, approximately $936 thousand of the loans listed as non-performing were secured by cash and marketable securities. In addition, guarantees from the Unites States Small Business Administration covered approximately $1.1 million of the remaining nonaccrual loans.

Loans past due 90 days or more and still accruing interest decreased $57 thousand during the second quarter of 2003. Merchants did not have any OREO as of June 30, 2003.

Early in July 2003 Merchants reached an agreement to sell approximately $2.1 million in sub-performing and non-performing loans. The sale closed on July 30, 2003. Total reductions in non-performing loans related to the sale were approximately $900 thousand. Merchants recognized a small net recovery on the sale.

The following table summarizes year-to-date activity in Merchants' Allowance through the dates indicated:


(In thousands)                        June 30, 2003     March 31, 2003     December 31, 2002     June 30, 2002
--------------------------------------------------------------------------------------------------------------

Allowance Beginning of Year              $8,497             $8,497              $8,815              $8,815
Charge-Offs :
  Commercial, Lease Financing
   and all Other Loans                     (590)               (39)               (311)                (11)
  Real Estate - Mortgage                    (82)                (2)                 (7)                 (6)
  Installment & Other                        (9)                (8)                 --                  (3)
----------------------------------------------------------------------------------------------------------
      Total Loans Charged Off              (681)               (49)               (318)                (20)
----------------------------------------------------------------------------------------------------------
Recoveries:
  Commercial, Lease Financing
   and all Other Loans                       20                 13                 755                 439
  Real Estate - Mortgage                     49                 19                 187                 175
  Installment & Other                         2                 --                   3                  --
----------------------------------------------------------------------------------------------------------
      Total Recoveries                       71                 32                 945                 614
----------------------------------------------------------------------------------------------------------
Net Loan Recoveries (Charge-Offs)          (610)               (17)                627                 594
----------------------------------------------------------------------------------------------------------
Provision for Loan Losses                    --                 --                (945)               (614)
----------------------------------------------------------------------------------------------------------
Allowance End of Period                  $7,887             $8,480              $8,497              $8,795
==========================================================================================================

Charges to the Allowance were significantly higher than the first quarter of 2003 as management elected to recognize $538 thousand of charges against loans that previously received an allocation from the general reserve. The net result did not have any impact on the adequacy of the Allowance. Management does not anticipate that the increased charges represent the beginning of an increase in charge-off activity, or signal a decline in overall asset quality.

The Allowance is based on management's estimate of the amount required to reflect the risks in the loan portfolio, based on circumstances and conditions at each reporting date. Merchants reviews the adequacy of the Allowance at least quarterly. Factors considered in evaluating the adequacy of the Allowance include previous loss experience, current economic conditions and their effect on the borrowers, the performance of individual loans in relation to contract terms and estimated fair values of properties to be foreclosed. The method used in determining the amount of the Allowance is not based on maintaining a specific percentage of Allowance to total loans or total NPA. Rather, the methodology is a comprehensive analytical process of assessing the credit risk inherent in the loan portfolio. This assessment incorporates a broad range of factors, which indicate both general, and specific credit risk, as well as a consistent methodology for quantifying probable credit losses. Losses are charged against the Allowance when management believes that the collectibility of principal is doubtful. To the extent management determines the level of anticipated losses in the portfolio has significantly increased or diminished, the Allowance is adjusted through current earnings. As part of Merchants' analysis of specific credit risk, detailed and extensive reviews are done on larger credits and problematic credits identified on the watched asset list, non-performing asset listings and internal credit rating reports. An outside loan review firm examines Merchants' commercial loan portfolio three times per year. Over the course of the year, approximately 75% of commercial loan balances are reviewed, including all relationships over $750 thousand and criticized and classified loans over $500 thousand. Issues addressed by the loan review process include the accuracy of Merchants' internal risk ratings system, loan quality, and adequacy of the Allowance. Loans deemed impaired at June 30, 2003, totaled $4.0 million, of this total $3.7 million are included as non-performing assets in the table above. Impaired loans have been allocated $23 thousand of the Allowance.

The Allowance level reflects management's current strategies and efforts to maintain the Allowance at a level adequate to provide for loan losses based on an evaluation of known and inherent risks in the loan portfolio. Among the factors that management considers in establishing the level of the Allowance are overall findings from an analysis of individual loans, the overall risk characteristics and size of the loan portfolio, past credit loss history, management's assessment of current economic and real estate market conditions and estimates of the current value of the underlying collateral. Management considered the balance of the Allowance adequate at June 30, 2003.

The following table reflects Merchants' non-performing asset and coverage ratios as of June 30, 2003, March 31, 2003, December 31, 2002, and June 30, 2002:


                                     June 30, 2003     March 31, 2003     December 31, 2002     June 30,2002
------------------------------------------------------------------------------------------------------------

NPL to Total Loans                       0.80%             0.91%                0.75%              0.50%
NPA to Total Loans plus OREO             0.80%             0.92%                0.76%              0.58%
Allowance for Loan Losses to
 Total Loans                             1.46%             1.64%                1.71%              1.85%
Allowance for Loan Losses to NPL          186%              181%                 230%               368%
Allowance for Loan Losses to NPA          186%              179%                 226%               321%

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

General
Management and the Board of Directors are committed to sound risk management practices throughout the organization. Merchants has developed and implemented a centralized risk management monitoring program. Risks associated with Merchants' business activities and products are identified and measured as to probability of occurrence and impact on Merchants (low, moderate, or high), and the control or other activities in place to manage those risks are identified and assessed. Periodically, department-level and senior managers re-evaluate and report on the risk management processes for which they are responsible. This documented program provides management with a comprehensive framework for monitoring Merchants' risk profile from a macro perspective, while also serving as a tool for assessing internal controls over financial reporting as required under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), and the Sarbanes Oxley Act of 2002.

Market Risk
Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates and prices such as interest rates, foreign currency exchange rates, commodity prices, and equity prices. Merchants' primary market risk exposure is interest rate risk. An important component of Merchants' asset and liability management process is the ongoing monitoring and management of this risk, which is governed by established policies that are reviewed and approved annually by its Board of Directors. The Board of Directors delegates responsibility for carrying out the asset and liability management policies to the Asset/Liability Committee ("ALCO"). In this capacity the ALCO develops guidelines and strategies impacting Merchants' asset and liability management related activities based upon estimated market risk sensitivity, policy limits and overall market interest rate levels and trends. Merchants has an outside investment advisory firm which helps it identify opportunities for increased yield, without significantly increasing risk, in the investment portfolio. The firm specializes in stable value and fixed income portfolios, and has a staff of investment professionals who research and track each bond. During the course of the last year Merchants' position in corporate debt securities has increased to $43 million. Management feels that opportunities for increased yield, without taking on undue risk, exist in the corporate market. Merchants currently limits its position in corporate debt securities to approximately 50% of capital and generally purchases corporate securities with a rating of A or above. Merchants has also invested $23 million in Commercial Mortgage Backed Securities, another area management feels has the opportunity for increased yield without taking on undue risk. The goal is to enhance performance on an absolute and a risk-adjusted basis.

Interest Rate Risk
The ALCO is responsible for evaluating and managing the interest rate risk which arises naturally from imbalances in repricing, maturity and cash flow characteristics of Merchants' assets and liabilities. The ALCO is responsible for ensuring that the Board of Directors receives accurate information regarding Merchants' interest rate risk position at least quarterly. The ALCO uses an outside consultant to perform rate shocks of Merchants' balance sheet, and to perform a variety of other analyses. The consultant's most recent review was as of May 31, 2003. At that time, because of the current rate environment, the consultant modified the rate shock model and modeled a 100 basis point decrease as well as a 200 basis point increase. At that time the change in net interest income for the next 12 months from Merchants' expected or "most likely" forecast was as follows:


                                             Percent Change in
                        Rate Change         Net Interest Income
                   --------------------------------------------

                   Up 200 basis points             2.43%
                   Down 100 basis points          (2.88%)

The consultant also ran additional simulations, which modeled an upward movement in rates with a flattening yield curve, and a simulation using Merchants' current growth assumptions. These types of dynamic analyses give the ALCO a more thorough understanding of how Merchants' balance sheet will perform in a variety of rate environments.

The preceding sensitivity analysis does not represent Merchants' forecast and should not be relied upon as being indicative of expected operating results. These estimates are based upon numerous assumptions including without limitation: the nature and timing of interest rate levels including yield curve shape, prepayments on loans and securities, deposit run-off rates, pricing decisions on loans and deposits and reinvestment/replacement of asset and liability cash flows, among others. While assumptions are developed based upon current economic and local market conditions, Merchants cannot make any assurances as to the predictive nature of these assumptions including how customer preferences or competitor influences might change.

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

The model used to perform the balance sheet simulation assumes a parallel shift of the yield curve over twelve months and reprices every interest-bearing asset and liability on the Merchants' balance sheet. The model uses contractual repricing dates for variable products, contractual maturities for fixed rate products, and product-specific assumptions for deposits such as Free Checking For Life(r) accounts and Money Market accounts which are subject to repricing based on current market conditions. Investment securities with call provisions are examined on an individual basis in each rate environment to estimate the likelihood of a call. The model also assumes that the rate at which certain mortgage related assets prepay will vary as rates rise and fall, based on prepayment estimates derived from the Office of Thrift Supervision Net Portfolio Value Model.

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

ITEM 4.  CONTROLS AND PROCEDURES

The principal executive officer, principal financial officer, and other members of senior management of Merchants have evaluated the disclosure controls and procedures of Merchants as of the end of the period covered by this quarterly report. Based on this evaluation, Merchants has concluded that the disclosure controls and procedures effectively ensure that information required to be disclosed in Merchants' filings and submissions with the Securities and Exchange Commission under the Exchange Act, is accumulated and communicated to our management (including the principal executive officer and principal financial officer) and is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. In addition, Merchants has reviewed its internal controls and there have been no significant changes in its internal controls or in the other factors that could significantly affect those controls subsequent to the date of its last evaluation.

                         MERCHANTS BANCSHARES, INC.
                                   PART II

ITEM 1.  LEGAL PROCEEDINGS

Merchants is involved in routine legal proceedings occurring in the ordinary course of business, which in the aggregate are believed by management to be immaterial to its financial condition and results of operations

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Shareholders on Tuesday, April 29, 2003, for the purpose of electing three directors, Joseph L. Boutin, Peter
A. Bouyea and Charles A. Davis, to serve for three-year terms, and electing one director, Lorilee A. Lawton to serve a two-year term. Mr. Boutin received 5,441,265 votes for and 31,272 votes against, Mr. Bouyea received 5,443,288 votes for and 29,248 votes against, Mr. Davis received 5,346,545 votes for and 110,940 votes against, and Ms. Lawton received 5,443,683 votes for and 28,854 votes against. There were no abstentions. At the time of the annual meeting there were 6,185,996 shares entitled to vote. Shares voted either in person or by proxy totaled 5,472,537, or 88.47% of the shares entitled to vote.

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits:
   31.1 - Certification of Chief Executive Officer of the Company Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14
   31.2 - Certification of Chief Financial Officer of the Company Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14
   32.1 - Certification of Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
   32.2 - Certification of Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Current Reports on Form 8-K
      Merchants Bancshares, Inc. filed a Current Report on Form 8-K on April 18, 2003, related to first quarter 2003 earnings release. Merchants Bancshares, Inc. filed a Current Report on Form 8-KA on May 1, 2003, related to a technical correction to the April 18, 2003, Form 8-K.

                         MERCHANTS BANCSHARES, INC.
                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Merchants Bancshares, Inc.

                                          /s/ Joseph L. Boutin
                                          --------------------
                                          Joseph L. Boutin
                                          President &
                                          Chief Executive Officer

                                          /s/ Janet P. Spitler
                                          --------------------
                                          Janet P. Spitler
                                          Chief Financial Officer &
                                          Treasurer

                                          August 14, 2003
                                          ---------------
                                          Date