Form 10-Q
period 2003-09-30
MERCHANTS BANCSHARES INC
filed 2003-11-12
CIK 726517

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 2003
                                --------------------------------------------

                                     or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    ---------------------

Commission file number:   0-11595
                         ---------------------------------------------------

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of November 7, 2003, the registrant had outstanding 6,189,123 shares of Common Stock, par value $0.01 per share.

                         MERCHANTS BANCSHARES, INC.
                                  FORM 10-Q
                              TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION
  ITEM 1.   Financial Statements (Unaudited)

            Consolidated Balance Sheets
            September 30, 2003, and December 31, 2002                            1

            Consolidated Statements of Operations
            For the three months ended September 30, 2003 and 2002,
            and the nine months ended September 30, 2003 and 2002                2

            Consolidated Statements of Comprehensive Income
            For the three months ended September 30, 2003 and 2002,
            and the nine months ended September 30, 2003 and 2002                3

            Consolidated Statements of Cash Flows
            For the nine months ended September 30, 2003 and 2002                4

            Notes to Consolidated Financial Statements                       5 - 7

  ITEM 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                             7 - 15

  ITEM 3.   Quantitative and Qualitative Disclosures about Market Risk     15 - 17

  ITEM 4.   Controls and Procedures                                             17

PART II - OTHER INFORMATION

  ITEM  1.  Legal Proceedings                                                   18
  ITEM  2.  Changes in Securities and Use of Proceeds                           18
  ITEM  3.  Defaults upon Senior Securities                                     18
  ITEM  4.  Submission of Matters to a Vote of Security Holders                 18
  ITEM  5.  Other Information                                                   18
  ITEM  6.  Exhibits and Reports on Form 8-K                                    18
  Signatures                                                                    19
  Exhibits

                         MERCHANTS BANCSHARES, INC.
                       PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         Merchants Bancshares, Inc.
                         Consolidated Balance Sheets
                                 (Unaudited)


                                                                                       September 30,     December 31,
(In thousands except share and per share data)                                             2003              2002
---------------------------------------------------------------------------------------------------------------------

ASSETS
  Cash and Due from Banks                                                                $ 47,138          $ 37,046
  Federal Funds Sold and Other Short-term Investments                                          --            31,500
  Investments:
    Securities Available for Sale                                                         284,696           217,755
    Securities Held to Maturity (Fair Value of $39,906 and $54,972)                        37,537            51,614
    Trading Securities                                                                        731               846
---------------------------------------------------------------------------------------------------------------------
      Total Investments                                                                   322,964           270,215
---------------------------------------------------------------------------------------------------------------------
  Loans                                                                                   564,778           495,588
  Less: Allowance for Loan Losses                                                           7,937             8,497
---------------------------------------------------------------------------------------------------------------------
      Net Loans                                                                           556,841           487,091
---------------------------------------------------------------------------------------------------------------------
  Federal Home Loan Bank Stock                                                              3,632             3,632
  Bank Premises and Equipment, Net                                                         12,489            11,400
  Investment in Real Estate Limited Partnerships                                            5,670             3,551
  Other Real Estate Owned                                                                      --                57
  Other Assets                                                                             25,560            10,003
---------------------------------------------------------------------------------------------------------------------
      Total Assets                                                                       $974,294          $854,495
=====================================================================================================================
LIABILITIES
  Deposits:
    Demand Deposits                                                                      $109,121          $102,554
    Savings, NOW and Money Market Accounts                                                497,051           467,430
    Time Deposits $100 Thousand and Greater                                                46,299            37,916
    Other Time Deposits                                                                   154,575           147,374
---------------------------------------------------------------------------------------------------------------------
      Total Deposits                                                                      807,046           755,274
---------------------------------------------------------------------------------------------------------------------
  Demand Note Due U.S. Treasury                                                             2,232             4,000
  Other Short-term Borrowings                                                              65,000                --
  Other Liabilities                                                                         8,567            10,086
  Long-term Debt                                                                            5,956             2,377
---------------------------------------------------------------------------------------------------------------------
      Total Liabilities                                                                   888,801           771,737
---------------------------------------------------------------------------------------------------------------------
  Commitments and Contingencies (Note 5)
STOCKHOLDERS' EQUITY
  Preferred Stock Class A Non-voting
    Shares Authorized - 200,000, Outstanding 0                                                 --                --
  Preferred Stock Class B Voting
    Shares Authorized - 1,500,000, Outstanding 0                                               --                --
  Common Stock, $.01 Par Value                                                                 67                67
    Shares Authorized                                                   10,000,000
    Issued        Current Period                                         6,651,760
                  Prior Period                                           6,651,760
    Outstanding   Current Period                                         5,927,360
                  Prior Period                                           5,925,082
  Capital in Excess of Par Value                                                           33,953            33,664
  Retained Earnings                                                                        59,961            55,827
  Treasury Stock, At Cost                                                                 (11,365)          (10,980)
                  Current Period Shares                                    724,400
                  Prior Period Shares                                      726,678
  Deferred Compensation Arrangements                                                        3,452             3,194
  Accumulated Other Comprehensive Income (Loss)                                              (575)              986
---------------------------------------------------------------------------------------------------------------------
      Total Stockholders' Equity                                                           85,493            82,758
---------------------------------------------------------------------------------------------------------------------
      Total Liabilities and Stockholders' Equity                                         $974,294          $854,495
=====================================================================================================================

See accompanying notes to consolidated financial statements

                         Merchants Bancshares, Inc.
                    Consolidated Statements of Operations
                                 (Unaudited)


                                                           Three Months Ended       Nine Months Ended
                                                              September 30,           September 30,
(In thousands except per share data)                        2003        2002        2003        2002
------------------------------------------------------------------------------------------------------

INTEREST AND DIVIDEND INCOME
  Interest and Fees on Loans                               $ 8,177     $ 8,498     $24,513     $25,681
  Interest and Dividends on Investments
    U.S. Treasury and Agency Obligations                     1,765       2,861       6,221       8,388
    Other                                                    1,433         772       3,341       2,336
------------------------------------------------------------------------------------------------------
      Total Interest and Dividend Income                    11,375      12,131      34,075      36,405
------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
  Savings, NOW and Money Market Accounts                       621       1,376       2,307       4,225
  Time Deposits $100 Thousand and Greater                      453         311       1,065       1,004
  Other Time Deposits                                          685       1,012       2,490       3,315
  Other Borrowed Funds                                          84           6          97          20
  Long-term Debt                                                47          20         119          59
------------------------------------------------------------------------------------------------------
      Total Interest Expense                                 1,890       2,725       6,078       8,623
------------------------------------------------------------------------------------------------------
  Net Interest Income                                        9,485       9,406      27,997      27,782
  Provision for Loan Losses                                     --         (90)         --        (704)
------------------------------------------------------------------------------------------------------
  Net Interest Income after Provision for Loan Losses        9,485       9,496      27,997      28,486
------------------------------------------------------------------------------------------------------
NONINTEREST INCOME
  Trust Company Income                                         337         370       1,051       1,209
  Service Charges on Deposits                                1,096       1,021       3,243       2,974
  Net Gains on Sales of Investment Securities                  570         173       1,413         173
  Other                                                        545       1,149       1,671       1,831
------------------------------------------------------------------------------------------------------
      Total Noninterest Income                               2,548       2,713       7,378       6,187
------------------------------------------------------------------------------------------------------
NONINTEREST EXPENSE
  Salaries and Wages                                         2,983       2,882       8,642       8,145
  Employee Benefits                                            940         799       2,911       2,530
  Occupancy Expense, Net                                       702         674       2,067       1,893
  Equipment Expense                                            648         623       1,911       1,829
  Legal and Professional Fees                                  432         337       1,128       1,086
  Marketing                                                    370         273       1,028         784
  Equity in Losses of Real Estate Limited Partnerships         401         318       1,204         965
  Vermont Franchise Taxes                                      212         206         571         608
  Other Real Estate Owned, Net                                  30           6          89          81
  Other                                                      1,285       1,237       3,838       3,595
------------------------------------------------------------------------------------------------------
      Total Noninterest Expense                              8,003       7,355      23,389      21,516
------------------------------------------------------------------------------------------------------
Income Before Provision for Income Taxes                     4,030       4,854      11,986      13,157
Provision for Income Taxes                                   1,105       1,381       3,287       3,661
------------------------------------------------------------------------------------------------------
NET INCOME                                                 $ 2,925     $ 3,473     $ 8,699     $ 9,496
======================================================================================================

Basic Earnings Per Common Share                            $  0.47     $  0.56     $  1.41     $  1.54
Diluted Earnings Per Common Share                          $  0.47     $  0.56     $  1.39     $  1.52

See accompanying notes to consolidated financial statements

                         Merchants Bancshares, Inc.
               Consolidated Statements of Comprehensive Income
                                 (Unaudited)


                                                             Three Months Ended     Nine Months Ended
                                                               September 30,          September 30,
(In thousands)                                                2003        2002       2003       2002
------------------------------------------------------------------------------------------------------

Net Income                                                   $ 2,925     $3,473     $8,699     $ 9,496
Change in Net Unrealized (Depreciation) Appreciation
 of Securities Available for Sale, Net of Tax                 (1,494)     1,991       (623)      2,847
Change in Net Unrealized Appreciation
 of Derivatives Qualifying as Hedges, Net of Tax                  --        499         --         878
Reclassification Adjustments for Net Securities
 Gains Included in Net Income, Net of Tax                       (370)      (112)      (918)       (112)
------------------------------------------------------------------------------------------------------
Comprehensive Income Before Transfers                          1,061      5,851      7,158      13,109
Impact of Transfer of Securities from Available for Sale
 to Held to Maturity                                              --         (2)       (20)        (14)
------------------------------------------------------------------------------------------------------
Comprehensive Income                                         $ 1,061     $5,849     $7,138     $13,095
======================================================================================================

See accompanying notes to consolidated financial statements

                         Merchants Bancshares, Inc.
                    Consolidated Statements of Cash Flows
                                 (Unaudited)


For the nine months ended September 30,                                      2003          2002
--------------------------------------------------------------------------------------------------
(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                                 $   8,699     $   9,496
Adjustments to Reconcile Net Income to Net Cash
 (Used in) Provided by Operating Activities:
  Provision for Loan Losses                                                       --          (704)
  Depreciation and Amortization                                                3,831         2,675
  Net Gains on Sales of Investment Securities                                 (1,413)         (173)
  Net Gains on Sales of Loans                                                    (19)           --
  Net Losses (Gains) on Disposition of Premises and Equipment                     48          (257)
  Net Gains on Sales of Other Real Estate Owned                                   (8)          (30)
  Equity in Losses of Real Estate Limited Partnerships                         1,204           965
Changes in Assets and Liabilities:
  Increase in Interest Receivable                                                (53)         (751)
  Increase (Decrease) in Interest Payable                                         44          (682)
  (Increase) Decrease in Other Assets                                        (14,857)          251
  Decrease in Other Liabilities                                               (1,558)       (3,296)
--------------------------------------------------------------------------------------------------
      Net Cash (Used in) Provided by Operating Activities                     (4,082)        7,494
--------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from Sales of Investment Securities Available for Sale             94,131        26,046
  Proceeds from Maturities of Investment Securities Available for Sale        55,474        35,357
  Proceeds from Maturities of Investment Securities Held to Maturity          14,042        11,032
  Purchases of Investment Securities Available for Sale                     (219,535)     (135,648)
  Loan Originations in Excess of Principal Payments                          (71,064)       (8,940)
  Purchases of Federal Home Loan Bank Stock                                       --           (12)
  Proceeds from Sales of Loans, Net                                            1,333            --
  Proceeds from Sales of Premises and Equipment                                   --           479
  Proceeds from Sales of Other Real Estate Owned                                  65           255
  Investments in Real Estate Limited Partnerships                             (3,323)         (964)
  Purchases of Bank Premises and Equipment                                    (2,482)       (1,356)
--------------------------------------------------------------------------------------------------
      Net Cash Used in Investing Activities                                 (131,359)      (73,751)
--------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net Increase in Deposits                                                    51,772        32,436
  Net Increase in Short-term Borrowings                                       63,232         2,350
  Proceeds from Long-term Debt                                                 4,000            --
  Principal Payments on Long-term Debt                                          (421)          (44)
  Cash Dividends Paid                                                         (3,940)       (3,422)
  Acquisition of Treasury Stock                                                 (713)         (722)
  Increase in Deferred Compensation Arrangements                                 122           239
  Distributions Under Deferred Compensation Arrangements                        (141)         (147)
  Proceeds from the Exercise of Employee Stock Options                           129           245
--------------------------------------------------------------------------------------------------
      Net Cash Provided by Financing Activities                              114,040        30,935
--------------------------------------------------------------------------------------------------

Decrease in Cash and Cash Equivalents                                        (21,408)      (35,322)
Cash and Cash Equivalents Beginning of Year                                   68,546        86,688
--------------------------------------------------------------------------------------------------
Cash and Cash Equivalents End of Period                                    $  47,138     $  51,366
==================================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Total Interest Payments                                                  $   6,034     $   9,305
  Total Income Tax Payments                                                    3,912         4,650
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
  Distribution of Stock Under Deferred Compensation Arrangements                  55            55
  Distribution of Treasury Stock in Lieu of Cash Dividend                        625           833

See accompanying notes to consolidated financial statements

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

In January 2003 the FASB issued FASB Interpretation No. 46 ("FIN No. 46"), "Consolidation of Variable Interest Entities." This interpretation provides guidance on how to identify variable interest entities and how to determine whether or not those entities should be consolidated. The interpretation requires the primary beneficiaries of variable interest entities to consolidate the variable interest entities if they are subject to a majority of the risk of loss or are entitled to receive a majority of the residual returns. It also requires that both the primary beneficiary and all other enterprises with a significant variable interest in a variable interest entity make certain disclosures. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period ending after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The provisions of FIN No. 46 are not expected to have a material effect on Merchants' financial position or results of operations.

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

The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model. No options have been granted since August 2001. Under SFAS 123, Merchants' net income and earnings per share would have been the same as the amounts reported in the financial statements. Pro forma compensation expense for options granted is reflected over the vesting period; therefore, future pro forma compensation expense may be greater if additional options are granted.

Note 3: Earnings Per Share
The following tables present reconciliations of the calculations of basic and diluted earnings per share for the three and nine month periods ended September 30, 2003 and 2002.


                                                               Weighted
                                                    Net        Average        Per Share
(In thousands except share and per share data)    Income        Shares         Amount
---------------------------------------------------------------------------------------
                                                  Three Months Ended September 30, 2003
                                                  -------------------------------------

Basic Earnings Per Common Share:
  Net Income Available to Common
   Shareholders                                   $2,925       6,185,433        $0.47
Diluted Earnings Per Common Share:
  Effect of Dilutive Stock Options                    --          70,019
  Net Income Available to Common
   Shareholders and Stock Option Exercise         $2,925       6,255,452        $0.47

                                                  Nine Months Ended September 30, 2003
                                                  ------------------------------------

Basic Earnings Per Common Share:
  Net Income Available to Common
   Shareholders                                   $8,699       6,183,356        $1.41
Diluted Earnings Per Common Share:
  Effect of Dilutive Stock Options                    --          59,582
  Net Income Available to Common
   Shareholders and Stock Option Exercise         $8,699       6,242,938        $1.39

                                                  Three Months Ended September 30, 2002
                                                  -------------------------------------

Basic Earnings Per Common Share:
  Net Income Available to Common
   Shareholders                                   $3,473       6,172,672        $0.56
Diluted Earnings Per Common Share:
  Effect of Dilutive Stock Options                    --          68,050
  Net Income Available to Common
   Shareholders and Stock Option Exercise         $3,473       6,240,722        $0.56

                                                  Nine Months Ended September 30, 2002
                                                  ------------------------------------

Basic Earnings Per Common Share:
  Net Income Available to Common
   Shareholders                                   $9,496       6,159,731        $1.54
Diluted Earnings Per Common Share:
  Effect of Dilutive Stock Options                    --          75,320
  Net Income Available to Common
   Shareholders And Stock Option Exercise         $9,496       6,235,051        $1.52

Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding for the three and nine month periods ending September 30, 2003 and 2002. As of September 30, 2003 and 2002, there were no anti-dilutive stock options outstanding.

Note 4: Stock Repurchase Program
In January 2001 Merchants' Board of Directors approved a stock repurchase program. In January 2003 the Board of Directors voted to extend the program until January 2004. Under the program, Merchants is authorized to repurchase up to 300,000 shares of its own common stock. Under the plan Merchants purchased 177,881 shares of its own common stock on the open market, at an average per share price of $21.52 through September 30, 2003.

Note 5: Commitments and Contingencies
Merchants is involved in routine legal proceedings occurring in the ordinary course of business, which, in the aggregate, are believed by management to be immaterial to its financial condition and results of operations

Note 6: Guarantees
Merchants is a party to financial instruments with off balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments primarily include commitments to extend credit and financial guarantees. Such instruments involve, to varying degrees, elements of credit and interest rate risk that are not recognized in the accompanying consolidated balance sheets.

Merchants does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are conditional commitments issued by Merchants to guarantee the performance of a customer to a third party. Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit totaled approximately $6.5 million at September 30, 2003, and represent the maximum potential future payments Merchants could be required to make. Typically, these instruments have terms of 12 months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on balance sheet instruments. Merchants' policies governing loan collateral apply to standby letters of credit at the time of credit extension. Loan-to-value ratios are generally consistent with loan-to-value requirements for other commercial loans secured by similar types of collateral. The fair value of the Merchants' standby letters of credit at September 30, 2003, was insignificant.

Note 7: Reclassifications
Certain amounts reported for prior periods have been reclassified to be consistent with the current period presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements
Except for the historical information contained herein, this Quarterly Report on Form 10-Q of Merchants Bancshares, Inc. may contain forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Investors are cautioned that forward looking statements are inherently uncertain. Actual performance and results of operations may differ materially from those projected or suggested in the forward looking statements due to certain risks and uncertainties, including, without limitation:

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

      (iv) the fact that at September 30, 2003, a significant portion of Merchants' loan portfolio was comprised of commercial loans, exposing Merchants to the risks inherent in financings based upon analyses of credit risk, the value of underlying collateral, including real estate, and other more intangible factors, which are considered in making commercial loans;

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

      (vi) acts or threats of terrorism and actions taken by the United States or other governments as a result of such acts or threats, including possible military action, could further adversely affect business and economic conditions in the United States generally and in Merchants' markets, which could adversely affect Merchants' financial performance and that of Merchants' borrowers and on the financial markets and the price of Merchants' common stock;

      (vii) changes in the extensive laws, regulations and policies governing bank holding companies and their subsidiaries could alter Merchants' business environment or affect Merchants' operations;

      (viii) the potential need to adapt to industry changes in information technology systems, on which Merchants is highly dependent, could present operational issues or require significant capital spending; and

      (ix) the fact that Merchants actively evaluates acquisition and other expansion opportunities and strategies, the implementation of which could affect Merchants' financial performance.

These factors, as well as general economic and market conditions in the United States, may materially and adversely affect the market price of shares of Merchants' common stock. Because of these and other factors, past financial performance should not be considered an indicator of future performance. The forward looking statements contained herein represent Merchants' judgment as of the date of this Form 10-Q; Merchants cautions readers not to place undue reliance on such statements.

General
All adjustments necessary for a fair presentation of the consolidated financial statements of Merchants as of September 30, 2003 and for the three and nine months ended September 30, 2003 and 2002, have been included. The information was prepared from the unaudited financial statements of Merchants Bancshares, Inc. and its subsidiaries, Merchants Bank, Merchants Trust Company and Merchants Properties, Inc.

Overview
Merchants earned net income of $2.93 million, or basic and diluted earnings per share of 47 cents for the quarter ended September 30, 2003, compared to $3.47 million, or basic and diluted earnings per share of 56 cents for the same period a year earlier. The return on average assets and return on average equity for the third quarter of 2003 were 1.25% and 13.91% respectively, compared to 1.68% and 16.95% for the third quarter of 2002. Merchants earned net income of $8.70 million, or basic earnings per share of $1.41 and diluted earnings per share of $1.39 for the nine months ended September 30, 2003, compared to $9.50 million, or basic earnings per share of $1.54 and diluted earnings per share of $1.52 for the same period a year earlier. The return on average assets and return on average equity for the first nine months of 2003 were 1.31% and 13.82% respectively, compared to 1.56% and 16.07% for the first nine months of 2002.

Results of Operations
Net Interest Income: Net interest income was $9.49 million for the third quarter of 2003 which is slightly higher than $9.41 million for the third quarter 2002, and was $28.00 million for the first nine months of 2003 compared to $27.78 million for the same period in 2002. The net interest margin decreased 50 basis points, from 4.81% to 4.31% for the third quarter of 2003 compared to the third quarter of 2002, and decreased 35 basis points, from 4.86% to 4.51%, for the first nine months of 2003 compared to 2002. Total average interest earning assets have increased $97.47 million for the third quarter of 2003 compared to 2002, and have increased $70.23 million for the first nine months of this year compared to last year. At the same time interest bearing liabilities have increased $87.15 million for the third quarter and $59.44 million for the first nine months of 2003 compared to 2002. The increase in net interest margin dollars, in spite of margin compression, was driven by overall balance sheet growth. The yield on interest earning assets decreased 104 basis points for the third quarter of 2003 compared to 2002, and 89 basis points for the first nine months of 2003 compared to 2002. At the same time, the cost of interest bearing liabilities decreased 65 basis points for the third quarter of 2003 compared to 2002, and 65 basis points for the first nine months of this year compared to last year, leading to a decrease in net interest spread of 39 basis points and 24 basis points, respectively. The decreases in net interest rate spread and margin reflect the effect of the current prolonged low interest rate environment, which, if it continues, is likely to negatively impact the net interest margin for the remainder of 2003. Merchants' cost of funds for deposits was 1.00% for the third quarter, and 1.16% for the first nine months of the year. There is very little room to move deposit rates down should interest rates decline further. The average interest rate earned on the loan portfolio decreased from 7.02% for the third quarter of 2002 to 5.93% for the third quarter of 2003; and from 7.19% to 6.23% for the first nine months of 2003 compared to 2002. This is a result of both lower interest rates and changes in the makeup of Merchants' commercial and commercial real estate loan portfolios. Merchants' customers have continued to take advantage of the favorable interest rate environment by refinancing their current debt, and moving from fixed rate to variable rate obligations.

The average interest rate earned on Merchants' investment portfolio decreased to 3.89% from 5.07% for the third quarter of 2003 compared to the same period in 2002, and decreased to 4.30% from 5.35% for the first nine months of the current year . At the same time the average size of the portfolio increased to $326.01 million from $278.40 million for the third quarter of 2003 compared to 2002; and to $293.65 million from $260.03 million for the first nine months of this year compared to last year. The additional income generated by Merchants' larger investment portfolio has helped Merchants maintain its margin dollars at levels similar to last year, in spite of continued interest rate margin compression.

As mentioned above, deposit costs have also moved down over the last year, but not as quickly as loan yields. The average rate on interest bearing deposits decreased to 1.00% for the third quarter of 2003 from 1.67% for the third quarter of 2002; and to 1.16% for the first nine months of 2003 from 1.81% for the first nine months of 2002. The average rate on Savings, NOW and Money Market deposits for the third quarter of 2003 was 50 basis points, less than half the 1.17% average rate for the third quarter of 2002. The schedules on pages 12 - 13 show the yield analysis for the periods reported.

Provision for Loan Losses: In recent years, Merchants has recorded its recoveries on previously charged-off obligations as a negative loan loss provision. As a result of declines in the unallocated portion of the Allowance for Loan Losses ("Allowance"), Merchants has discontinued its practice of recording these recoveries as negative loan loss provisions. The amount of the negative provision for the first nine months of 2002 was $704 thousand. Management reviews the Allowance at least quarterly and it continues to be deemed adequate under current market conditions. (See the discussion of Non-Performing Assets on pages 14 - 15 for more information on the Allowance.)

Noninterest Income: Total noninterest income decreased $165 thousand to $2.55 million for the third quarter of 2003 from $2.71 million for the third quarter of 2002 , and increased $1.19 million to $7.38 million from $6.19 million for the first nine months of 2003 compared to 2002. Gains on sales of investments totaled $570 thousand for the third quarter of 2003, and $1.41 million year-to-date; gains on sales of investments were $173 thousand for the quarter and nine months ended September 30, 2002. Additionally, during the third quarter of last year, Merchants recognized a $272 thousand gain on the sale of a branch building and a $449 thousand insurance settlement. Excluding these items, total noninterest income increased $159 thousand for the third quarter of 2003 compared to the third quarter of 2002, and increased $672 thousand for the first nine months of 2003 compared to 2002. The increase is due primarily to increases in net ATM and debit card revenue and overdraft service charge revenue. Merchants' ATM/debit card revenue, net of expenses, increased $44 thousand to $324 thousand for the third quarter of 2003 and $141 thousand to $875 thousand for the first nine months of 2003 compared to the same periods in 2002. Overdraft service charge revenue increased $40 thousand to $712 thousand for the third quarter of 2003 and $195 thousand to $2.08 million for the nine months ended September 30, 2003 compared to the same periods in 2002.

Noninterest Expenses: Total noninterest expense increased $648 thousand to $8.00 million from $7.36 million for the third quarter of 2003 compared to 2002, and $1.87 million for the first nine months of this year compared to last year. Salary expense has increased $101 thousand to $2.98 million for the third quarter, and $497 thousand to $8.64 million year-to-date when comparing 2003 to 2002. Merchants salary administration plan is now fully implemented, salary increases for employees who received increases during 2003 have averaged 9.78%. Additionally, Merchants has fully staffed its new Vermont locations in St. Albans and White River Junction, these additional salaries account for approximately $100 thousand of the year-to-date increase . Employee benefits costs have increased $141 thousand to $940 thousand for the quarter and $381 thousand to $2.91 million; this represents a 15% increase in employee benefit costs year-to-date compared to the same period last year. Health insurance expense has increased 7.8% from $989 thousand for the first nine months of 2002 to $1.07 million for the same period in 2003. Additionally, Merchants is continuing to experience increases in its pension plan expense. Although the pension plan was curtailed in 1995, decreases in the market value of pension plan assets have caused increased expense recognition. Year-to-date pension plan expense has increased to $263 thousand in 2003 from $75 thousand in 2002.

Occupancy and equipment expenses increased $53 thousand to $1.35 million for the third quarter of 2003 compared to 2002, and $256 thousand to $3.98 million for the first nine months of 2003 compared to 2002. This increase is due to increased software maintenance costs, and normal increases in building maintenance and rental expenses. Merchants anticipates that there may be additional expense increases related to its network server infrastructure and desktop computer upgrade, which is expected to be completed by the third quarter of 2004. The total estimated cost of the project is approximately $2.09 million; approximately $1.86 million of these costs will be capitalized and depreciated over three to five years. The remaining $230 thousand of the total costs are being directly expensed as incurred. Merchants recorded $27 thousand in direct expenses for this project during the third quarter of 2003, and expects to expense $203 thousand during the remainder of 2003 through 2004. An additional component of the increase was the costs associated with Merchants new Vermont locations. Occupancy and equipment expense for these two new branches totaled $81 thousand year-to-date.

Merchants' marketing expenses increased $97 thousand to $370 thousand for the third quarter of 2003 compared to 2002 and $244 thousand to $1.03 million for the first nine months of 2003 compared to 2002 as Merchants continued to actively market its Free Checking for Life(R) product. The strong deposit growth experienced during 2003 is evidence of the success of Merchants' marketing efforts. Merchants' equity in losses of real estate limited partnerships increased $83 thousand to $401 thousand for the third quarter and $239 thousand to $1.20 million for the first nine months of 2003 compared to 2002 as Merchants continued to invest in community-based affordable housing limited partnerships. Merchants finds these investments attractive because they provide an opportunity for Merchants to invest in affordable housing in the communities in which it does business, as well as providing federal tax credits which can be used as an offset to the income tax provision.

Balance Sheet Analysis
Third quarter 2003 growth in average deposits and loans over the third quarter of 2002 were 8.73% and 13.87% respectively. Quarter-end loan balances were $564.78 million, an increase of $69.19 million over year-end loan balances, and an annualized growth rate of 18.61%. Merchants has seen a significant increase in loan demand for the first nine months of this year. Residential mortgage activity has been very high during 2003, as mortgage rates have dropped to their lowest level in 40 years. Merchants has had great success with its new 10-year fully amortizing mortgage product RealLYNX-10(R), introduced in January 2003. This product was originally introduced at a 4.95% rate, and was lowered to 4.65% for the months of June and July. Through the first week of October 2003 Merchants had closed $84 million in new balances in this product at an average rate of 4.86%. The success of this product has greatly contributed to total net new growth of $53.28 million in residential real estate for the first nine months of the year. Additionally, commercial loan activity has been strong as a result of Merchants' active calling program. Commercial real estate outstanding balances have increased more than $20 million since year end.

The following table summarizes the components of Merchants loan portfolio as of September 30, 2003, and December 31, 2002.


(In thousands)                                  September 30, 2003    December 31, 2002
---------------------------------------------------------------------------------------

Commercial, Financial And Agricultural Loans         $ 88,743              $ 93,856
Real Estate Loans - Residential                       259,512               206,231
Real Estate Loans - Commercial                        199,386               179,156
Real Estate Loans - Construction                        9,895                 9,154
Installment Loans                                       6,888                 6,663
All Other Loans                                           354                   528
-----------------------------------------------------------------------------------
Total Loans                                          $564,778              $495,588
===================================================================================

Quarter-end deposits were $807.05 million, an increase of $51.77 million over year-end deposit balances, and an annualized growth rate of 9.14%. Average deposits for the third quarter of 2003 were $800.20 million, an increase of $64.23 million over average deposits for the third quarter of 2002. Savings, NOW and Money Market balances grew to $497.05 million from $467.43 million during the nine months ended September 30, 2003. At the same time, total time deposits grew to $200.87 million from $185.29 million. Our customers have found our flexible TimeLYNX(R) CD very attractive in the current interest rate environment. Balances in this product have grown by $5.63 million to $69.44 million since year end. Additionally, many of our customers have opted to extend their CD maturities to get a higher yield. Balances in our 60 month CD product have grown by $7.07 million to $21.00 million since December 31, 2002.

In September 2003 Merchants opened its new branch in White River Junction, Vermont. The branch is a free-standing, 1,850 square foot, full-service banking facility, the construction of which was completed in 90 days. This branch is the model Merchants will use to implement its retail banking expansion strategy. Construction of Merchants' permanent location in St. Albans, Vermont began in the latter part of September and Merchants expects occupancy before the end of this year.

Merchants' quarterly average investment portfolio increased 17.1% year over year. The quarter-end balance was $322.96 million, a $52.75 million increase over year-end investment balances of $270.22 million. Over the last two quarters Merchants has been working closely with its investment advisor and has grown its average investment portfolio $44.70 million in that time period. At the same time Merchants has increased its average short-term borrowing position $29.39 million and ended the quarter with $65 million in short-term borrowings with the Federal Home Loan Bank of Boston ("FHLB"). Merchants realized gains on sales of securities over the course of the quarter as several securities with shorter maturities were sold and the proceeds reinvested into medium term bonds. Merchants continues to maintain an average duration in the portfolio of 2.5 years, which will help to limit exposure to rising rates. Merchants expects that the pace of growth in both the loan and investment portfolios will decrease over the remainder of the year, and excess deposits will be used to pay off a portion of Merchants' short-term borrowings.

In the ordinary course of business, Merchants makes commitments for possible future extensions of credit. On September 30, 2003, Merchants was obligated to fund $6.5 million of standby letters of credit. No losses are anticipated in connection with these commitments.

Income Taxes
Merchants and its subsidiaries are taxed on income by the Internal Revenue Service at the federal level. The State of Vermont levies franchise taxes on banks based upon average deposit levels in lieu of taxing income. Franchise taxes are included in noninterest expenses in the consolidated statements of operations.

Total income tax expense was $3.29 million for the first nine months of 2003, compared to $3.66 million for the same period in 2002. Merchants recognized favorable tax benefits of $990 thousand for the first nine months of 2003, compared to $1.02 million for the same period in 2002, representing the amount of the federal tax credits earned during those periods. Merchants' statutory tax rate was 35% for all periods. The recognition of low income housing tax credits has contributed to Merchants' effective tax rate of 27% for the first nine months of 2003.

Liquidity and Capital Resources
Liquidity, as it pertains to banking, can be defined as the ability to generate cash in the most economical way to satisfy loan demand, deposit withdrawal demand, and to meet other business opportunities which require cash. Merchants has a number of sources of liquid funds; including $25 million in available Federal Funds lines of credit at September 30, 2003; an overnight line of credit with the FHLB of $15 million; an estimated additional borrowing capacity with the FHLB of $90 million; and the ability to borrow through the use of repurchase agreements, collateralized by Merchants' investments, with certain approved counterparties. Merchants' investment portfolio, which is managed by Merchants' Asset Liability Committee ("ALCO"), totaled $322.96 million at September 30, 2003, and is a strong source of cash flow for Merchants.

As of September 30, 2003, Merchants exceeded all applicable regulatory capital requirements. The following table represents the actual capital ratios and capital adequacy requirements for Merchants as of September 30, 2003 and 2002:


                                                        For Capital
                                     Actual          Adequacy Purposes
(In thousands)                 Amount     Percent    Amount    Percent
----------------------------------------------------------------------

As of September 30, 2003
Merchants Bancshares, Inc.:
  Tier 1 Risk-Based Capital    $81,848    12.55%     $26,080    4.00%
  Total Risk-Based Capital      89,733    13.76%      52,160    8.00%
  Tier 1 Leverage Capital       81,848     8.77%      37,321    4.00%

As of September 30, 2002
Merchants Bancshares, Inc.:
  Tier 1 Risk-Based Capital    $78,404    15.49%     $20,251    4.00%
  Total Risk-Based Capital      84,761    16.74%      40,502    8.00%
  Tier 1 Leverage Capital       78,404     9.49%      33,047    4.00%

                         Merchants Bancshares, Inc.
                  Average Balance Sheets and Average Rates
                                 (Unaudited)


(In thousands, fully taxable equivalent)                                    Three Months Ended
                                                    ------------------------------------------------------------------
                                                           September 30, 2003                 September 30, 2002
                                                                Interest                           Interest
                                                    Average     Income/     Average    Average     Income/     Average
                                                    Balance     Expense      Rate      Balance     Expense      Rate
                                                    -------------------------------    -------------------------------

INTEREST EARNING ASSETS
Loans (1) (2)                                       $547,414    $ 8,183      5.93%     $480,743    $ 8,512      7.02%
Taxable Investments                                  326,012      3,194      3.89%      278,404      3,557      5.07%
Federal Funds Sold and Securities Purchased
 Under Agreements to Resell                            1,008          4      1.57%       17,815         76      1.69%
                                                    -----------------------------      -----------------------------
      Total Interest Earning Assets                  874,434    $11,381      5.16%      776,962    $12,145      6.20%
                                                    -----------------------------      -----------------------------
Noninterest Earning Assets                            59,911                             50,900
                                                    --------                           --------
      Total Assets                                  $934,345                           $827,862
                                                    ========                           ========

INTEREST BEARING LIABILITIES
Interest Bearing Deposits:
  Savings, NOW and Money Market Deposits            $495,705    $   621      0.50%     $467,073    $ 1,376      1.17%
  Time Deposits                                      200,642      1,138      2.25%      174,540      1,323      3.01%
                                                    -----------------------------      -----------------------------
      Total Savings and Time Deposits                696,347      1,759      1.00%      641,613      2,699      1.67%
                                                    -----------------------------      -----------------------------

Federal Funds Purchased and Securities Sold
 Under Agreements to Repurchase                           54         --      1.33%           --         --        --
Short-term Borrowings                                 30,518         84      1.09%        1,794          6      1.33%
Long-term Debt                                         6,029         47      3.09%        2,388         20      3.32%
                                                    -----------------------------      -----------------------------
      Total Interest Bearing Liabilities             732,948      1,890      1.02%      645,795      2,725      1.67%
                                                    -----------------------------      -----------------------------
Noninterest Bearing Deposits                         103,853                             94,354
Other Liabilities                                     13,433                              5,759
Sotckholders' Equity                                  84,111                             81,954
                                                    --------                           --------
      Total Liabilities and Stockholders' Equity    $934,345                           $827,862
                                                    ========                           ========
Net Earning Assets                                  $141,486                           $131,167
                                                    ========                           ========

Net Interest Income (Fully Taxable Equivalent)                  $ 9,491                            $ 9,420
                                                                =======                            =======

Net Interest Rate Spread                                                     4.14%                              4.53%
                                                                             ====                               ====

Net Interest Margin                                                          4.31%                              4.81%
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

                         Merchants Bancshares, Inc.
                  Average Balance Sheets and Average Rates
                                 (Unaudited)



(In thousands, fully taxable equivalent)                                    Nine Months Ended
                                                    ------------------------------------------------------------------
                                                           September 30, 2003                 September 30, 2002
                                                                Interest                           Interest
                                                    Average     Income/     Average    Average     Income/     Average
                                                    Balance     Expense      Rate      Balance     Expense      Rate
                                                    -------------------------------    -------------------------------

INTEREST EARNING ASSETS
Loans (1) (2)                                       $526,653    $24,528      6.23%     $475,173    $25,545      7.19%
Taxable Investments                                  293,650      9,450      4.30%      260,027     10,403      5.35%
Federal Funds Sold and Securities Purchased
 Under Agreements to Resell                           10,823        112      1.38%       25,695        321      1.67%
                                                    -----------------------------      -----------------------------
      Total Interest Earning Assets                  831,126    $34,090      5.48%      760,895    $36,269      6.37%
                                                    -----------------------------      -----------------------------
Noninterest Earning Assets                            53,922                             50,734
                                                    --------                           --------
      Total Assets                                  $885,048                           $811,629
                                                    ========                           ========

INTEREST BEARING LIABILITIES
Interest Bearing Deposits:
  Savings, NOW and Money Market Deposits            $481,496    $ 2,307      0.64%     $457,021    $ 4,225      1.24%
  Time Deposits                                      196,183      3,555      2.42%      173,348      4,319      3.33%
                                                    -----------------------------      -----------------------------
      Total Savings and Time Deposits                677,679      5,862      1.16%      630,369      8,544      1.81%
                                                    -----------------------------      -----------------------------
Federal Funds Purchased and Securities Sold
 Under Agreements to Repurchase                           29         --      1.41%           --         --        --
Short-term Borrowings                                 11,185         97      1.16%        1,858         20      1.44%
Long-term Debt                                         5,182        119      3.07%        2,411         59      3.27%
                                                    -----------------------------      -----------------------------
      Total Interest Bearing Liabilities             694,075      6,078      1.17%      634,638      8,623      1.82%
                                                    -----------------------------      -----------------------------
Noninterest Bearing Deposits                          96,660                             91,836
Other Liabilities                                     10,382                              6,387
Sotckholders' Equity                                  83,931                             78,768
                                                    --------                           --------
      Total Liabilities and Stockholders' Equity    $885,048                           $811,629
                                                    ========                           ========

Net Earning Assets                                  $137,051                           $126,257
                                                    ========                           ========

Net Interest Income (Fully Taxable Equivalent)                  $28,012                            $27,646
                                                                =======                            =======

Net Interest Rate Spread                                                     4.31%                              4.55%
                                                                             ====                               ====

Net Interest Margin                                                          4.51%                              4.86%
                                                                             ====                               ====

<F1>  Includes principal balance of non-accrual loans and fees on loans
<F2>  Excludes prepayment fees of $165 related to early payments by certain loan customers in 2002.

Non-Performing Assets and the Allowance for Loan Losses
Stringent credit quality is a major strategic focus of Merchants. Although Merchants has been successful to date in minimizing its problem assets, there is no assurance that Merchants will not have increased levels of problem assets in the future, particularly in light of current or future economic conditions.

The following table summarizes Merchants' non-performing assets through the dates indicated:


(In thousands)                          September 30, 2003    June 30,2003    December 31, 2002    September 30, 2002
---------------------------------------------------------------------------------------------------------------------

Nonaccrual Loans                              $2,862             $4,085             $1,925               $2,009
Loans Past Due 90 Days or More
 and Still Accruing                               16                 32                 46                   81
Restructured Loans                                87                201              1,728                1,796
---------------------------------------------------------------------------------------------------------------
Total Non-performing Loans ("NPL")             2,965              4,318              3,699                3,886
Other Real Estate Owned ("OREO")                  --                 --                 57                   46
---------------------------------------------------------------------------------------------------------------
Total Non-performing Assets ("NPA")           $2,965             $4,318             $3,756               $3,932
===============================================================================================================

The level of non-performing assets fell during the third quarter after increasing for over a year due to the weak local and national economy. The decrease in non-performing assets can largely be attributed to a sale of sub-performing and non-performing loans that closed in July. Gross proceeds from the sale were $2.10 million; net of amounts due to the SBA Merchants received proceeds of $1.31 million and recognized a small net recovery.
The sale reduced non-performing loans by approximately $850 thousand. This, coupled with the fact that there were no significant additions to NPA during the quarter, generated the overall decrease. Total NPL decreased
$1.35 million from June 30, 2003 to September 30, 2003. During the quarter restructured loans dropped $114 thousand and there was a $1.22 million decrease in nonaccrual loans. The previously described loan sale, a $100 thousand charge to the Allowance, and regularly scheduled loan payments of $235 thousand all contributed to the decrease. Only $42 thousand in loans were added to nonaccrual during the quarter. Management believes the reduced level of NPL is reflective of the overall quality of the loan portfolio. As of September 30, 2003, approximately $919 thousand of the loans listed as non-performing were secured by cash and marketable securities. In addition, guarantees from the Unites States Small Business Administration covered approximately $840 thousand of the remaining nonaccrual loans.

Loans past due 90 days or more and still accruing interest decreased $16 thousand during the third quarter of 2003. Merchants did not have any OREO as of September 30, 2003.

The following table summarizes year-to-date activity in Merchants' Allowance through the dates indicated:


(In thousands)                       September 30, 2003    June 30, 2003    December 31, 2002    September 30, 2002
-------------------------------------------------------------------------------------------------------------------

Allowance Beginning of Year                $8,497             $8,497             $8,815                $8,815
Charge-offs :
  Commercial, Lease Financing
   and all Other Loans                       (706)              (590)              (311)                  (13)
  Real Estate - Mortgage                     (120)               (82)                (7)                 (107)
  Installment and Other Consumer              (17)                (9)                --                   (16)
-------------------------------------------------------------------------------------------------------------
      Total Loans Charged Off                (843)              (681)              (318)                 (136)
-------------------------------------------------------------------------------------------------------------
Recoveries:
  Commercial, Lease Financing
   and all Other Loans                        152                 20                755                   311
  Real Estate - Mortgage                      130                 49                187                   378
  Installment and Other Consumer                1                  2                  3                    15
-------------------------------------------------------------------------------------------------------------
      Total Recoveries                        283                 71                945                   704
-------------------------------------------------------------------------------------------------------------
Net Loan Recoveries (Charge-offs)            (560)              (610)               627                   568
-------------------------------------------------------------------------------------------------------------
Provision for Loan Losses                      --                 --               (945)                 (704)
-------------------------------------------------------------------------------------------------------------
Allowance End of Period                    $7,937             $7,887             $8,497                $8,679
=============================================================================================================

Charge-offs for the third quarter of 2003 were $162 thousand and were $843 thousand year-to-date. Recoveries for the third quarter of 2003 were $212 thousand and were $283 thousand year-to-date.

The Allowance is based on management's estimate of the amount required to reflect the risks in the loan portfolio, based on circumstances and conditions at each reporting date. Merchants reviews the adequacy of the Allowance at least quarterly. Factors considered in evaluating the adequacy of the Allowance include previous loss experience, current economic conditions and their effect on the borrowers, the performance of individual loans in relation to contract terms and estimated fair values of properties to be foreclosed. The method used in determining the amount of the Allowance is not based on maintaining a specific percentage of Allowance to total loans or total NPA. Rather, the methodology is a comprehensive analytical process of assessing the credit risk inherent in the loan portfolio. This assessment incorporates a broad range of factors, which indicate both general and specific credit risk, as well as a consistent methodology for quantifying probable credit losses. Losses are charged against the Allowance when management believes that the collectibility of principal is doubtful. To the extent management determines the level of anticipated losses in the portfolio has significantly increased or diminished, the Allowance is adjusted through current earnings. As part of Merchants' analysis of specific credit risk, detailed and extensive reviews are done on larger credits and problematic credits identified on the watched asset list, non-performing asset listings and internal credit rating reports. An outside loan review firm examines Merchants' commercial loan portfolio three times per year. Over the course of the year, approximately 75% of commercial loan balances are reviewed, including all relationships over $750 thousand and criticized and classified loans over $500 thousand. Issues addressed by the loan review process include the accuracy of Merchants' internal risk ratings system, loan quality, and adequacy of the Allowance. Loans deemed impaired at September 30, 2003, totaled $2.6 million; of this total $2.5 million are included as non-performing assets in the table above. This compares with impaired loans totaling $4.0 million at June 30, with the decline largely attributable to the previously described loan sale.

The Allowance level reflects management's current strategies and efforts to maintain the Allowance at a level adequate to provide for loan losses based on an evaluation of known and inherent risks in the loan portfolio. Among the factors that management considers in establishing the level of the Allowance are overall findings from an analysis of individual loans, the overall risk characteristics and size of the loan portfolio, past credit loss history, management's assessment of current economic and real estate market conditions and estimates of the current value of the underlying collateral. Management considered the balance of the Allowance adequate at September 30, 2003.

The following table reflects Merchants' non-performing asset and coverage ratios as of September 30, 2003, June 30, 2003, December 31, 2002, and September 30, 2002:


                                    September 30, 2003    June 30, 2003    December 31, 2002    September 30, 2002
------------------------------------------------------------------------------------------------------------------

NPL to Total Loans                         0.52%              0.80%              0.75%                 0.79%
NPA to Total Loans plus OREO               0.52%              0.80%              0.76%                 0.80%
Allowance for Loan Losses to
 Total Loans                               1.41%              1.46%              1.71%                 1.77%
Allowance for Loan Losses to NPL            268%               186%               230%                  223%
Allowance for Loan Losses to NPA            268%               186%               226%                  221%

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

General
Management and Merchants' Board of Directors are committed to sound risk management practices throughout the organization. Merchants has developed and implemented a centralized risk management monitoring program. Risks associated with Merchants' business activities and products are identified and measured as to probability of occurrence and impact on Merchants (low, moderate, or high), and the control or other activities in place to manage those risks are identified and assessed. Periodically, department-level and senior managers re-evaluate and report on the risk management processes for which they are responsible. This documented program provides management with a comprehensive framework for monitoring Merchants' risk profile from a macro perspective; it also serves as a tool for assessing internal controls over financial reporting as required under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), and the Sarbanes Oxley Act of 2002.

Market Risk
Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates and prices such as interest rates, foreign currency exchange rates, commodity prices, and equity prices. Merchants' primary market risk exposure is interest rate risk. An important component of Merchants' asset and liability management process is the ongoing monitoring and management of this risk, which is governed by established policies that are reviewed and approved annually by Merchants' Board of Directors. The Board of Directors delegates responsibility for carrying out the asset and liability management policies to the ALCO. In this capacity the ALCO develops guidelines and strategies impacting Merchants' asset and liability management related activities based upon estimated market risk sensitivity, policy limits and overall market interest rate levels and trends. Merchants has an outside investment advisory firm which helps it identify opportunities for increased yield, without significantly increasing risk, in the investment portfolio. The firm specializes in stable value and fixed income portfolios, and has a staff of investment professionals who research and track each bond. During the course of the last year, Merchants' position in corporate debt securities increased to $43.9 million. Management feels that opportunities for increased yield, without taking on undue risk, exist in the corporate market. Merchants currently limits its position in corporate debt securities to approximately 50% of capital and generally purchases corporate securities with a rating of A or above. Merchants also invested $31.95 million in Commercial Mortgage Backed Securities, another area management feels has the opportunity for increased yield without taking on undue risk. The goal is to enhance performance on an absolute and a risk-adjusted basis.

Included in the securities available for sale portfolio is an asset backed security issued in connection with a securitization of medical equipment leases. The servicer for the payments on these leases recently declared bankruptcy. The cost basis of the bond is $4.83 million and the market value is $4.02 million, resulting in an unrealized loss of $815 thousand as of September 30, 2003. The bond owned by Merchants is in the first, and accordingly the most secure, tranche of the securitization. The bonds started trading below par in August 2003 and are currently rated A1 by Moody's. Merchants has evaluated this investment for other than temporary impairment under GAAP and has determined that a write-down of the investment is not currently necessary. Merchants and its investment advisor are closely monitoring the situation and believe that the risk of principal loss on these bonds is small based on current circumstances.

Interest Rate Risk
The ALCO is responsible for evaluating and managing the interest rate risk which arises naturally from imbalances in repricing, maturity and cash flow characteristics of Merchants' assets and liabilities. The ALCO is responsible for ensuring that the Board of Directors receives accurate information regarding Merchants' interest rate risk position at least quarterly. The ALCO uses an outside consultant to perform rate shocks of Merchants' balance sheet, and to perform a variety of other analyses. The consultant's most recent review was as of August 31, 2003. This review shows that Merchants' one year interest rate sensitivity gap has shifted from an almost neutral position at the end of the year to a $48 million liability-sensitive position. As Merchants' has continued to fully invest its cash position, and strategically increase and reposition its investment portfolio using short-term borrowings, the leverage on the balance sheet has caused a shift to a liability sensitive position. Merchants anticipates that much of the short term borrowing currently on the balance sheet will be paid off by deposit growth in the next nine to twelve months.

At the August 31 review, the consultant modified the rate shock model and modeled a 100 basis point decrease as well as a 200 basis point increase, because of the current rate environment. At that time the change in net interest income for the next 12 months from Merchants' expected or "most likely" forecast was as follows:


                                          Percent Change in
                     Rate Change         Net Interest Income
                --------------------------------------------

                Up 200 basis points            (0.10)%
                Down 100 basis points          (1.91%)
                --------------------------------------------

The analysis currently shows some margin compression in both the rising and falling rate scenarios; if rates fall further it will be difficult for Merchants to lower deposit rates enough to compensate for anticipated decreases in loan rates. In a rising rate scenario, anticipated increases in deposit rates outstrip increases in loan and investment rates during the first twelve months. This trend slows and eventually reverses in year two. The degree to which this exposure materializes will depend, in part, on Merchants' ability to manage deposit rates as interest rates rise or fall.

The analysis discussed above includes no growth assumptions. The consultant also ran additional simulations, which modeled an upward movement in rates with a flattening yield curve, and a simulation using Merchants' current growth assumptions. The growth model showed that margin dollars increase in a rising rate environment as Merchants continues to grow its balance sheet. The flattening yield curve scenario resulted in additional margin compression. These types of dynamic analyses give the ALCO a more thorough understanding of how Merchants' balance sheet will perform in a variety of rate environments.

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

Credit Risk
The Board of Directors reviews and approves Merchants' loan policy on an annual basis. Among other things, the loan policy establishes restrictions regarding the types of loans that may be granted, and the distribution of loan types within Merchants' portfolio. Merchants' Board of Directors grants each loan officer the authority to originate loans on behalf of Merchants, subject to certain limitations. These authorized lending limits are reviewed at least annually and are based upon the lender's knowledge and experience. Loan requests that exceed a lender's authority require the signature of Merchants' credit division manager, senior loan officer, and/or president. All extensions of credit of $2.5 million or greater to any one borrower or related party interest, are reviewed and approved by the Loan Committee of Merchants' Board of Directors. Merchants' loan portfolio is continuously monitored for performance, creditworthiness and strength of documentation through the use of a variety of management reports and with the assistance of an external loan review firm. Credit ratings are assigned to commercial loans and are routinely reviewed. Loan officers or the loan workout function take remedial actions to assure full and timely payment of loan balances when necessary. Merchants' policy is to discontinue the accrual of interest on loans when scheduled payments become contractually past due 90 or more days and the ultimate collectibility of principal or interest becomes doubtful.

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

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits:
  31.1 - Certification of Chief Executive Officer of the Company Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14
  31.2 - Certification of Chief Financial Officer of the Company Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14
  32.1 - Certification of Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
  32.2 - Certification of Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Current Reports on Form 8-K
  Merchants Bancshares, Inc. filed a Current Report on Form 8-K on July 18, 2003, with respect to a press release it issued announcing its results for the quarter-ended June 30, 2003
  Merchants Bancshares, Inc. filed a Current Report on Form 8-KA on August 8, 2003, related to a correction to the July 18, 2003, Form 8-K.

                         MERCHANTS BANCSHARES, INC.
                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Merchants Bancshares, Inc.

                                       /s/ Joseph L. Boutin
                                       ------------------------------------
                                       Joseph L. Boutin
                                       President &Chief Executive Officer

                                       /s/ Janet P. Spitler
                                       ------------------------------------
                                       Janet P. Spitler
                                       Chief Financial Officer &Treasurer

                                       November 12, 2003
                                       -----------------
                                       Date