Form 10-K
period 2003-12-31
MERCHANTS BANCSHARES INC
filed 2004-03-12
CIK 726517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended	December 31, 2003

or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to

Commission file number	0-11595

Merchants Bancshares, Inc.

(Exact name of registrant as specified in its charter)

Delaware	03-0287342

State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

275 Kennedy Drive, South Burlington, Vermont	05403

(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code	(802) 658 - 3400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.01 per share	NASDAQ

Securities registered pursuant to section 12(g) of the Act:
None

(Title of class)

(Title of class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ([SECTION] 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). [X] Yes [  ] No

      The aggregate market value of the registrant's voting common stock held by non-affiliates was $100,800,242 as computed using the average bid and asked prices as reported on the NASDAQ, as of June 30, 2003.

The number of shares outstanding for each of the registrant's classes of common stock, as of March 1, 2004, is:
Class: Common stock, par value $.01 per share
Outstanding: 6,218,051 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement to Shareholders for the year ended December 31, 2003, for the Registrant's Annual Meeting of Shareholders to be held on April 27, 2004, are incorporated herein by reference to Part III.


FORM 10-K

The following is a copy, except for the exhibits, of the Annual Report of Merchants Bancshares, Inc. and its wholly owned subsidiaries Merchants Bank and Merchants Properties, Inc; as well as Merchants Bank's wholly owned subsidiary Merchants Trust Company (collectively "Merchants") on Form 10-K for the year ended December 31, 2003, filed with the Securities and Exchange Commission (the "SEC").

TABLE OF CONTENTS
Part I			Page Reference

	Item 1 -	Business	4 - 10
	Item 2 -	Properties	10
	Item 3 -	Legal Proceedings	10
	Item 4 -	Submission of Matters to a Vote of Security Holders	10

Part II

	Item 5 -	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	11
	Item 6 -	Selected Financial Data	12 - 13
	Item 7 -	Management's Discussion and Analysis of Financial Condition and Results of Operations	14 - 31
	Item 7a -	Quantitative and Qualitative Disclosures about Market Risk	32 - 35
	Item 8 -	Financial Statements and Supplementary Data	36 - 64
	Item 9 -	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures	65
	Item 9A -	Controls and Procedures	65

Part III *

	Item 10 -	Directors and Executive Officers of the Registrant	65
	Item 11 -	Executive Compensation	65
	Item 12 -	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	65
	Item 13 -	Certain Relationships and Related Transactions	65
	Item 14 -	Principal Accountant Fees and Services	65

Part IV **

	Item 15 -	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	66 - 67
		Signatures	68

*	The information required by Part III is incorporated herein by reference from Merchants' Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 27, 2004.

**

A list of exhibits in the Form 10-K is set forth on the Exhibit Index included in the Form 10-K filed with the SEC and incorporated herein by reference. Copies of any exhibit to the Form 10-K may be obtained from Merchants by contacting Shareholder Communications, Merchants Bancshares, Inc., P.O. Box 1009, Burlington, VT 05402. All financial statement schedules are omitted since the required information is included in the consolidated financial statements of Merchants and notes thereto in the Annual Report.


FORWARD-LOOKING STATEMENTS

Except for the historical information contained herein, this Annual Report on Form 10-K of Merchants may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including, without limitation:
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

(iv)

the fact that at December 31, 2003, approximately 50% of Merchants' loan portfolio was comprised of commercial loans, exposing Merchants to the risks inherent in financings based upon analyses of credit risk, the value of underlying collateral, including real estate, and other more intangible factors, which are considered in making commercial loans;

(v)

Approximately 84% of Merchants' loan portfolio is comprised of real estate loans exposing Merchants to the risks inherent in financings based upon analyses of credit risk and the value of underlying collateral. Accordingly, Merchants' profitability may be negatively impacted by errors in risk analyses, by loan defaults, and the ability of certain borrowers to repay such loans may be adversely affected by any downturn in general economic conditions;

(vi)

acts or threats of terrorism and actions taken by the United States or other governments as a result of such acts or threats, including possible military action, could further adversely affect business and economic conditions in the United States generally and in Merchants' markets, which could have an adverse effect on Merchants' financial performance and that of Merchants' borrowers and on the financial markets and the price of our common stock;

(vii)	changes in the extensive laws, regulations and policies governing bank holding companies and their subsidiaries could alter our business environment or affect Merchants' operations;

(viii)	the potential need to adapt to industry changes in information technology systems, on which Merchants is highly dependent, could present operational issues or require significant capital spending; and

(ix)	the fact that Merchants actively evaluates acquisitions and other expansion opportunities and strategies, the implementation of which could affect Merchants' financial performance.

These factors, as well as general economic and market conditions in the United States, may materially and adversely affect the market price of shares of Merchants' common stock. Because of these and other factors, past financial performance should not be considered an indicator of future performance. The forward-looking statements contained herein represent Merchants' judgment as of the date of this Form 10-K, and Merchants cautions readers not to place undue reliance on such statements.


PART I

ITEM 1 - BUSINESS

GENERAL

Merchants Bancshares, Inc. is a bank holding company originally organized under Vermont law in 1983 (and subsequently reincorporated in Delaware) for the purposes of owning all of the outstanding capital stock of Merchants Bank and providing greater flexibility in helping Merchants achieve its business objectives. Merchants Bank, which is Merchants' primary subsidiary, is a Vermont commercial bank with 35 full-service banking offices.

The Merchants Bank was organized in 1849 and assumed a national bank charter in 1865, becoming The Merchants National Bank of Burlington, Vermont. On September 6, 1974, The Merchants National Bank of Burlington converted its national charter to a Vermont state commercial bank charter, adopting its current name, Merchants Bank. As of December 31, 2003, Merchants operated one of the largest commercial banking operations in Vermont, with deposits totaling $808 million, loans of $569 million, and total assets of $970 million. In September 2003 Merchants opened its new branch in White River Junction, Vermont. The branch is a free-standing, 1,850 square foot, full-service banking facility and is the model Merchants will use to implement its retail banking expansion strategy. Construction of Merchants' permanent location in St. Albans, Vermont began in the latter part of September 2003, and was completed and opened for business in January 2004. Merchants is in the process of negotiating a lease for a location in Middlebury, Vermont.

Merchants Trust Company, a wholly owned subsidiary of Merchants Bank, is a Vermont corporation chartered in 1870 for the purpose of offering fiduciary services including trust management and administration, investment management and estate settlement services. As of December 31, 2003, Merchants Trust Company had fiduciary responsibility for assets having a market value in excess of $340 million, of which more than $230 million constituted managed assets. Total revenue of Merchants Trust Company for 2003 was $1.4 million; and total expenses were $1.1 million.

Merchants Properties, Inc., a wholly owned subsidiary of Merchants, was organized for the purpose of developing and owning affordable rental housing units throughout the state of Vermont. As of December 31, 2003, Merchants Properties, Inc. owned one development located in Enosburg, Vermont, consisting of a 24-unit low-income family rental housing project. Total assets of Merchants Properties, Inc. at December 31, 2003, were $1.1 million.

RETAIL SERVICES

Merchants' products are designed to provide customers with a clear alternative to other local, regional and national financial service providers. Merchants' branded LYNX product line was developed to be simple for the customer to understand and for Merchants' staff to deliver. Merchants has consciously stayed away from business lines that are not strategic to its mission of providing value added financial products to value conscious consumers. Merchants' energies are focused on a very limited product offering, which allows its sales staff of over 150 employees to quickly become proficient in each of the products and their features. Merchants' compensation system is based on meeting high standards of product knowledge. Products that are easy to deliver are also easy for Merchants' customers to understand and use.

Merchants offers a variety of consumer financial products and services designed to satisfy the deposit and loan needs of its retail customers. Merchants' retail products include interest bearing and non interest bearing checking accounts, money market accounts, club accounts, and short-term and long-term certificates of deposit. Merchants also offers customary check collection services, wire transfers, safe deposit box rentals, and automated teller machine (ATM) cards and services. Credit programs include secured and unsecured installment lending, home equity lines of credit, and home mortgages.

Free Checking For Life® is available to all applicants of "good standing" in Merchants' market area, and is free of monthly service charges for the life of the account. The only condition to holding the account is that the customer accept check truncation. The account pays interest at tiered levels beginning with the first dollar, and no minimum balance is required. Merchants opened just under 11,000 Free Checking For Life® accounts during 2003.


Free Checking For Life® customers may choose either a Check Card or an ATM card. Customers who choose the Check Card can pay for purchases at locations that accept VISA®. With expanded automated overdraft protection, customers can use a money market account and/or a home equity line of credit as overdraft protection for a checking account. The customer may choose either or both accounts to cover overdrafts.

Merchants' other major retail deposit product is its MoneyLYNX® Money Market Account. MoneyLYNX® pays interest at tiered levels beginning with the first dollar in the account, and fees are charged only under certain limited circumstances. Merchants' rates on this product remained competitive during the last year, but were not at the top of the market. New account activity and average deposit growth slowed during this period. At the beginning of 2004 the product was enhanced by lowering the minimum balance required to open an account and new account activity has increased.

Merchants' flexible TimeLYNX® certificate of deposit allows multiple deposits and penalty free withdrawals within regulatory guidelines.

Merchants offers ATF (automatic transfer of funds) to cover overdrafts, EFT (electronic funds transfer) to automate transfers between accounts, and the PhoneLYNXSM Telephone Banking system. Merchants offers eLYNX®, a free online banking service as well as a free bill payment service delivered via the Internet, which has proven to be a popular addition.

Each of Merchants' 35 full-service branch offices is led by a branch president who has responsibility for the full range of retail and small business credit services. Merchants' semi-autonomous branch system is core to its strategy of providing one stop shopping to its customers. Currently almost all customer inquiries can be handled at any branch location. The branch serves as both a sales and a delivery outlet. Branch personnel can explain various deposit options and open new accounts online. Additionally, qualified branch staff have the ability to take loan applications, approve loans within defined approval limits, and to close consumer, mortgage and small business loans. Merchants also operates 41 ATMs throughout Vermont, and maintains a customer call center with expanded hours of operation.

In January 2003 Merchants launched a 10-year fully amortizing residential mortgage product, RealLYNX®-10, which generated over 1,000 applications during 2003; and had $89.5 million in balances at an average rate of 4.86% at December 31, 2003. Additionally, financing is available for one-to-four-family residential mortgages, multifamily residential mortgages, residential construction, seasonal dwelling mortgages, and commercial real estate mortgages. Merchants offers both fixed rate and adjustable rate mortgages for residential properties. Merchants currently holds all originated mortgages in its loan portfolio.

Following the success of RealLYNX®-10 in 2003, Merchants launched a new four-year closed end home equity line of credit in February 2004; and also enhanced its seven-year closed end home equity loan. Merchants offers a wide variety of consumer loans. Financing is provided for new or used automobiles, boats, airplanes, recreational vehicles and new mobile homes. Home improvement and home equity lines of credit and various personal loans are also available.

COMMERCIAL SERVICES

During 2003 Merchants continued to develop its capacity to service the small business market in Vermont. During the fourth quarter Merchants introduced QLYNX, a streamlined three-year, secured, term loan. The loans are priced attractively, documentation requirements are modest, and Merchants staff is able to turn them around quickly.

Branch presidents are trained for small business loan origination. Merchants' corporate sales staff services the majority of the commercial customers, which are primarily larger enterprises. The ten corporate banking officers and ten corporate banking administrators provide commercial credit services throughout Vermont to customers requiring business credit above the prescribed authorities of the branch presidents.

Financing is available for business inventory, accounts receivable, fixed assets, lines of credit for working capital, community development, irrevocable letters of credit, U.S. Small Business Administration guaranteed loans and USDA guaranteed loans. Merchants has increased the emphasis placed on small business loans originated in its branches.


CommerceLYNX® is a package of business banking services including a low cost business checking account, a CommerceLYNX® Money Market Account, and a streamlined line of credit application. Merchants' philosophy of simplifying product offerings and minimizing fees has been applied to this program. Consistent with Merchants' goal of promoting electronic transactions, CommerceLYNX® provides Internet banking, bill payment and debit and electronic services. Branch presidents are trained to offer this service leading with the introduction of small business financing options and the value of utilizing the efficient transaction accounts.

Merchants offers a variety of commercial checking accounts. Commercial checking uses an earnings credit rate to help offset service charges. Merchants offers the CommerceLYNX® Money Market Account as the savings vehicle for businesses. The CommerceLYNX® Money Market Account pays interest at tiered levels beginning with the first dollar in the account. Merchants' cash management services provide additional investment opportunities through the Cash Sweep Program. Other cash management services include funds concentration. Merchants offers eLYNX® Online Banking, a commercial banking and bill payment service delivered via the Internet. These products allow businesses to view their account histories, print statements, view check images, order stop payments, transfer between accounts, transmit ACH batches, and order wire transfers. Other miscellaneous commercial banking services include night depository, coin and currency handling, and balance reporting services.

COMPETITION

Like most financial institutions in America, Merchants competes with an ever increasing array of financial service providers. As the national economy moves further toward a concentration of service companies and the overall health of the financial service industry continues to be strong, competitive pressures will mount. Merchants competes in Vermont for deposit and loan business with numerous other commercial and savings banks, savings and loan associations, credit unions, and other non-bank financial providers. As of December 31, 2003, there were more than 20 state and national banking institutions operating in Vermont. In addition, the number of non-bank financial service providers competing in Vermont has increased dramatically. As a bank holding company and state-chartered commercial bank, Merchants is subject to extensive regulation and supervision, including, in many cases, regulation that limits the type and scope of its activities. The non-bank financial service providers that compete with Merchants may not be subject to such extensive regulation and supervision. Competition from nationwide banks, as well as local institutions, continues to be aggressive.

Merchants expects to see continued competitive pressure on its franchise. Merchants is the largest independent bank with offices exclusively in the state of Vermont. Aggressive and flexible direct marketing of core financial products continues to result in increased market share, even in mature market areas. In 2003, Merchants opened two de novo branches in St. Albans and White River Junction, Vermont. Several smaller community banks have made a commitment to increase their footprints in Merchants' markets. A small mutual savings bank headquartered in the central section of Vermont has moved into Chittenden County with three new retail locations. A small community bank based in the northeast section of Vermont has opened two new branches in the central part of the state. Several of the credit unions have also opened additional branch locations. The impact to Merchants of Bank of America's pending purchase of Fleet Bank remains to be seen. Bank of America will have branches in the three states that border Vermont; New Hampshire, Massachusetts and upstate New York; and they may choose to expand into Vermont. In a state that already has one of the nation's highest branch-to-population ratios it is necessary to have a very competitive product offering and exceptional service levels.

From a retail product standpoint, Merchants has seen a major change in the competitive landscape in the past few years. When Merchants' free checking product was introduced there was only one other competitor with a similar product offering. Since that time all but one of Merchants' largest competitors has introduced free checking products.

No material part of Merchants' business is dependent upon one, or a few, customers, or upon a particular industry segment, the loss of which would have a material adverse impact on the operations of Merchants.

NUMBER OF EMPLOYEES

As of December 31, 2003, Merchants Bancshares, Inc. had three officers: Joseph L. Boutin, President and Chief Executive Officer; Janet P. Spitler, Chief Financial Officer and Treasurer; and Rosemary Walker, Secretary. No officer of Merchants Bancshares, Inc. is on a salary basis.


As of December 31, 2003, Merchants Bank employed 251 full-time and 59 part-time employees and Merchants Trust Company employed 12 full-time employees, representing a combined full time equivalent complement of 296 employees. Merchants Bank and Merchants Trust Company maintain comprehensive employee benefits programs for employees which provide major medical insurance, hospitalization, dental insurance, long-term and short-term disability insurance, life insurance and a 401(k) Plan. Merchants believes that relations with its employees are good.

REGULATION AND SUPERVISION

General

As a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the "BHCA"), Merchants is subject to extensive regulation and supervision by the Board of Governors of the Federal Reserve System. As a state-chartered commercial bank, Merchants Bank is subject to substantial regulation and supervision by the Federal Deposit Insurance Corporation (the "FDIC") and by applicable Vermont regulatory agencies. To the extent that the following information describes statutory or regulatory provisions, it is qualified in its entirety by reference to those particular statutory provisions. Any change in applicable law or regulation may have a material effect on the business and prospects of Merchants.

Financial Services Modernization

The Gramm-Leach-Bliley Act ("Gramm-Leach"), which significantly altered banking laws in the United States, was signed into law in 1999. Gramm-Leach enabled combinations among banks, securities firms and insurance companies beginning in 2000. As a result of Gramm-Leach, many of the depression-era laws which restricted these affiliations and other activities which may be engaged in by banks and bank holding companies were repealed. Under Gramm-Leach bank holding companies are permitted to offer their customers virtually any type of service that is financial in nature or incidental thereto, including banking, securities underwriting, insurance (both underwriting and agency), and merchant banking.

In order to engage in these new financial activities a bank holding company must qualify and register with the Federal Reserve Board as a "financial holding company" by demonstrating that each of its bank subsidiaries is "well capitalized," "well managed," and has at least a "satisfactory" rating under the Community Reinvestment Act of 1977 ("CRA").

These new financial activities authorized by Gramm-Leach may also be engaged in by a "financial subsidiary" of a national or state bank, except for insurance or annuity underwriting, insurance company portfolio investments, real estate investment and development, and merchant banking, which must be conducted in a financial holding company. In order for the new financial activities to be engaged in by a financial subsidiary of a national or state bank, Gramm-Leach requires the parent bank (and its sister-bank affiliates) to be "well capitalized" and "well managed"; the aggregate consolidated assets of all of that bank's financial subsidiaries may not exceed the lesser of 45% of its consolidated total assets or $50 billion; the bank must have at least a "satisfactory" CRA rating; and, if that bank is one of the 100 largest national banks, it must meet certain financial rating or other comparable requirements. Gramm-Leach establishes a system of functional regulation, under which the federal banking agencies will regulate the banking activities of financial holding companies and banks' financial subsidiaries, the U.S. Securities and Exchange Commission will regulate their securities activities and state insurance regulators will regulate their insurance activities. Gramm-Leach also provides new protections against the transfer and use by financial institutions of consumers' nonpublic, personal information.

Bank Holding Company Regulation

Although Merchants believes that it meets the qualifications to become a financial holding company under Gramm-Leach, it has elected to retain its pre-Gramm-Leach status for the present time. This means that Merchants can engage in those activities which are closely related to banking. Merchants is required by the BHCA to file an annual report and additional reports required with the Federal Reserve Board. The Federal Reserve Board also makes periodic inspections of Merchants and its subsidiaries.

The BHCA requires every bank holding company to obtain the prior approval of the Federal Reserve Board before it may acquire substantially all of the assets of any bank, or ownership or control of any voting shares of a bank, if, after such acquisition, it would own or control, directly or indirectly, more than five percent of the voting shares of such


bank. Additionally, as a bank holding company Merchants is prohibited from acquiring ownership or control of five percent or more of any class of voting securities of any company that is not a bank, or from engaging in activities other than banking or controlling banks except where the Federal Reserve Board has determined that such activities are so closely related to banking as to be a "proper incident thereto."

Dividends

Merchants Bancshares, Inc. is a legal entity separate and distinct from Merchants Bank and its other non-bank subsidiary. The revenue of Merchants (on a parent company only basis) is derived primarily from interest and dividends paid to it by its subsidiaries. The right of Merchants, and consequently the right of shareholders of Merchants, to participate in any distribution of the assets or earnings of any subsidiary through the payment of such dividends or otherwise is necessarily subject to the prior claims of creditors of the subsidiary (including depositors, in the case of banking subsidiaries), except to the extent that certain claims of Merchants in a creditor capacity may be recognized.

The payment of dividends by Merchants is determined by its Board of Directors based on Merchants' consolidated liquidity, asset quality profile, capital adequacy, and recent earnings history, as well as economic conditions and other factors, including applicable government regulations and policies and the amount of dividends payable to Merchants by its subsidiaries.

It is the policy of the Federal Reserve Board that banks and bank holding companies, respectively, should pay dividends only out of current earnings and only if, after paying such dividends, the bank or bank holding company would remain adequately capitalized. Federal banking regulators also have authority to prohibit banks and bank holding companies from paying dividends if they deem such payment to be an unsafe or unsound practice. In addition, it is the position of the Federal Reserve Board that a bank holding company is expected to act as a source of financial strength to its subsidiary banks.

Vermont law requires the approval of state bank regulatory authorities if the dividends declared by state banks exceed prescribed limits. The payment of any dividends by Merchants' subsidiaries will be determined based on a number of factors, including the subsidiary's liquidity, asset quality profile, capital adequacy and recent earnings history.

Capital Adequacy and Safety and Soundness

Capital Guidelines. Under the uniform capital guidelines adopted by the Federal banking agencies, in order to be "well capitalized" a financial institution must have a minimum ratio of total capital to risk-adjusted assets of ten percent (including certain off-balance sheet items, such as standby letters of credit), a minimum ratio of Tier 1 capital to total risk-based assets of six percent (comprised of common equity, retained earnings, minority interests in the equity accounts of consolidated subsidiaries and a limited amount of noncumulative perpetual preferred stock, less deductible intangibles), and a minimum leverage ratio of five percent (Tier 1 capital to average quarterly assets, net of goodwill).

Under Federal banking laws, failure to meet the minimum regulatory capital requirements could subject a banking institution to a variety of enforcement remedies available to federal regulatory authorities, including the termination of deposit insurance by the FDIC and seizure of the institution.

Prompt Corrective Action. The Federal Deposit Insurance Corporation Improvement Act of 1991 (as amended), (the "FDICIA") provides the Federal banking agencies with broad powers to take prompt corrective action to resolve problems of insured depository institutions, depending upon a particular institution's level of capital. The FDICIA establishes five tiers of capital measurement for regulatory purposes ranging from "well capitalized" to "critically undercapitalized." A depository institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position under certain circumstances. As of December 31, 2003, Merchants Bank was classified as "well capitalized" under the applicable prompt corrective action regulations.

Under the FDICIA a depository institution that is "well capitalized" may accept brokered deposits. A depository institution that is adequately capitalized may accept brokered deposits only if it obtains the approval of the FDIC, and may not offer interest rates on deposits "significantly higher" than the prevailing rate in its market. An "undercapitalized" depository institution may not accept brokered deposits. Merchants had no brokered deposits at December 31, 2003.


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

The FDICIA also contains a variety of other provisions that may affect Merchants' operations, including reporting requirements, regulatory guidelines for real estate lending, "truth in savings" provisions, and the requirement that a depository institution give 90 days prior notice to customers and regulatory authorities before closing any branch.

Community Reinvestment Act

Pursuant to the CRA and similar provisions of Vermont law, regulatory authorities review the performance of Merchants in meeting the credit needs of the communities it serves. The applicable regulatory authorities consider compliance with this law in connection with the applications for, among other things, approval for de novo branches, branch relocations and acquisitions of banks and bank holding companies. Merchants received a "satisfactory" rating at its most recent CRA examination.

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

USA Patriot Act

Under Title III of the USA Patriot Act, also known as the "International Money Laundering Abatement and Anti-Terrorism Financing Act of 2001," all financial institutions are required in general to identify their customers, adopt formal and comprehensive anti-money laundering programs, scrutinize or prohibit altogether certain transactions of special concern, and be prepared to respond to inquiries from U.S. law enforcement agencies concerning their customers and their transactions. Additional information-sharing among financial institutions, regulators, and law enforcement authorities is encouraged by the presence of an exemption from the privacy provisions of Gramm-Leach for financial institutions that comply with this provision and the authorization of the Secretary of the Treasury to adopt rules to further encourage cooperation and information-sharing. The effectiveness of a financial institution in combating money laundering activities is a factor to be considered in any application submitted by the financial institution under the Bank Merger Act and Bank Holding Company Act.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002, signed into law July 30, 2002, addresses, among other issues, corporate governance, auditor independence and accounting standards, executive compensation, insider loans, whistleblower protection and enhanced and timely disclosure of corporate information. The Securities Exchange Commission (the "SEC") has adopted a substantial number of implementing rules, and the New York Stock Exchange and the National Association of Securities Dealers, Inc. have adopted corporate governance rules that have been approved by the SEC. The changes are intended to allow shareholders to monitor more effectively the performance of companies and management.

Effective August 29, 2002, as directed by Section 302(a) of the Sarbanes-Oxley Act of 2002, Merchants' chief executive officer and chief financial officer are each required to certify that Merchants' quarterly and annual reports do not contain any untrue statement of a material fact. This requirement has several parts, including certification that these officers are responsible for establishing, maintaining and regularly evaluating the effectiveness of Merchants' internal controls; that they have made certain disclosures to Merchants' auditors and the Audit Committee of the board of


directors about Merchants' internal controls and that they have included information in Merchants' quarterly and annual reports about their evaluation of Merchants' internal controls, and whether there have been significant changes in Merchants' internal controls or in other factors that could significantly affect internal controls.

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, Merchants' chief executive officer and chief financial officer are each required to certify that Merchants' quarterly and annual reports fully comply with the requirements of Sections 13(a) or 15(d) of the Securities Exchange Act and that the information contained in the report fairly presents, in all material respects, Merchants' financial condition and results of operations.

Other Proposals

Other legislative and regulatory proposals regarding changes in banking, the regulation of banks and other financial institutions, and public companies generally, are regularly considered by the executive branch of the Federal government, Congress and various state governments, including Vermont, and state and federal regulatory authorities. It cannot be predicted what additional legislative and/or regulatory proposals, if any, will be considered in the future, whether any such proposals will be adopted or, if adopted, how any such proposals would affect Merchants.

Available Information

Merchants files annual, quarterly, and current reports, proxy statements, and other documents with the SEC under the Securities Exchange Act of 1934 (the "Exchange Act"). The public may read and copy any materials that Merchants has filed with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers, including Merchants that file electronically with the SEC. The public can obtain any documents that Merchants, has filed with the SEC at http://www.sec.gov.

Merchants also makes available free of charge on or through its Internet website (http://www.mbvt.com) its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act, as soon as reasonably practicable after Merchants electronically files such materials with or furnishes them to, the SEC. Merchants also makes all filed insider transactions available through its website free of charge. In addition, Merchants' Audit Committee and Nominating and Governance Committee Charters as well as its Code of Ethics for Senior Financial Officers are available free of charge on its website.

ITEM 2 - PROPERTIES

As of December 31, 2003, Merchants operated 35 full-service banking offices, and 41 ATMs throughout the state of Vermont. Merchants' headquarters are located in Merchants' service center at 275 Kennedy Drive, South Burlington, Vermont, which also houses Merchants' administrative offices, the operations data processing center and Merchants Trust Company.

Merchants leases certain premises from third parties under current market terms and conditions. The offices of all subsidiaries are in good physical condition with modern equipment and facilities considered adequate to meet the banking needs of customers in the communities served. Additional information relating to Merchants' properties is set forth in Note 4 to the consolidated financial statements included in Item 8 of this 2003 Annual Report on Form 10-K.

ITEM 3 - LEGAL PROCEEDINGS

Merchants and certain of its subsidiaries have been named as defendants in various legal proceedings arising from their normal business activities. Although the amount of any ultimate liability with respect to such proceedings cannot be determined, in the opinion of management, based upon the opinion of counsel on the outcome of such proceedings, any such liability will not have a material effect on the consolidated financial position of Merchants and its subsidiaries.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of calendar year 2003 no matters were submitted to a vote of security holders through a solicitation of proxies or otherwise.


PART II
ITEM 5 -	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common stock of Merchants is traded on the NASDAQ National Stock Market under the trading symbol MBVT. On December 31, 2003, the 4:00 close bid and ask prices were $30.45 and $30.53 respectively. Quarterly stock prices and dividends paid for each quarterly period during the last two years were as follows:

Quarter Ended	High	Low	Dividends Paid

December 31, 2003	$31.16	$26.60	$0.27
September 30, 2003	29.49	25.50	0.27
June 30, 2003	27.25	23.15	0.25
March 31, 2003	26.20	22.50	0.25
December 31, 2002	25.00	21.93	0.24
September 30, 2002	28.15	22.54	0.24
June 30, 2002	29.10	26.00	0.24
March 31, 2002	28.99	21.78	0.24

High and low stock prices are based upon quotations as provided by the National Association of Securities Dealers, Inc. Prices of transactions between private parties may vary from the ranges quoted above.

In January 2001 Merchants' Board of Directors approved a stock repurchase program. In January 2004 the Board of Directors voted to extend the program until January 2005. Under the program Merchants is authorized to repurchase up to 300,000 shares of its own common stock. As of December 31, 2003, Merchants had purchased 178 thousand shares of its own common stock on the open market under the program at an average per share price of $21.52.

As of January 31, 2004, Merchants had 920 registered shareholders. Merchants declared and distributed dividends totaling $1.04 per share during 2003. In January 2004 Merchants declared a dividend of $0.27 per share, which was paid on February 19, 2004, to shareholders of record as of February 5, 2004. Future dividends will depend upon the financial condition and earnings of Merchants and its subsidiaries, its need for funds and other factors, including applicable government regulations.

American Stock Transfer & Trust Company provides transfer agent services for Merchants. Inquires may be directed to: American Stock Transfer & Trust Company, 59 Maiden Lane, New York, New York, 10038, telephone: 1-800-426-5523, Internet address: http://www.amstock.com, or email: info@amstock.com.

ITEM 6 - SELECTED FINANCIAL DATA

The supplementary financial data presented in the following tables contain information highlighting certain significant trends in Merchants' financial condition and results of operations over an extended period of time.

The following information should be analyzed in conjunction with Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations and with the audited consolidated financial statements included in this 2003 Annual Report on Form 10-K.

Merchants Bancshares, Inc.
Five Year Summary of Financial Data

	At or For the Years Ended December 31,
(In thousands except per share data)	2003	2002	2001	2000	1999

Results for the Year
Interest and Dividend Income	$ 45,561	$ 48,350	$ 53,998	$ 55,798	$ 49,221
Interest Expense	7,933	11,016	18,482	22,723	18,627

Net Interest Income	37,628	37,334	35,516	33,075	30,594
Provision for Loan Losses	--	(945)	(1,004)	(622)	(388)

Net Interest Income after Provision for Loan Losses	37,628	38,279	36,520	33,697	30,982

Noninterest Income	9,570	8,654	8,515	7,067	7,373
Noninterest Expense	31,234	29,499	28,774	26,694	24,750

Income Before Income Taxes	15,964	17,434	16,261	14,070	13,605
Provision for Income Taxes	4,372	4,817	4,097	3,537	3,155

Net Income	$ 11,592	$ 12,617	$ 12,164	$ 10,533	$ 10,450

Share Data

Basic Earnings per Common Share	$ 1.87	$ 2.05	$ 1.99	$ 1.67	$ 1.59
Diluted Earnings Per Common Share	$ 1.86	$ 2.02	$ 1.98	$ 1.66	$ 1.59
Cash Dividends Paid	$ 1.04	$ 0.96	$ 0.88	$ 0.66	$ 0.53
Year-end Book Value	$ 13.93	$ 13.39	$ 12.32	$ 10.97	$ 9.95
Weighted Average Common Shares Outstanding	6,183,919	6,163,546	6,097,775	6,332,273	6,552,632
Period End Common Shares Outstanding	6,196,053	6,178,438	6,132,533	6,145,377	6,509,262

Key Performance Ratios

Return on Average Shareholders' Equity	13.75%	15.73%	17.06%	16.12%	16.72%
Return on Average Assets	1.28%	1.54%	1.59%	1.45%	1.59%
Tier 1 Leverage Ratio	8.70%	9.17%	9.12%	8.76%	9.09%
Allowance for Loan Loss to Total Loans at Year End	1.40%	1.71%	1.84%	2.19%	2.47%
Nonperforming Loans as a Percentage of Total Loans	0.39%	0.75%	0.54%	0.73%	0.81%
Net Interest Margin	4.43%	4.86%	4.96%	4.85%	4.99%

Average Balances

Total Assets	$905,098	$819,886	$767,133	$728,253	$657,523
Average Earning Assets	849,366	768,887	717,699	682,048	613,946
Loans	536,095	479,253	479,052	468,298	425,319
Investments	304,748	264,730	201,967	209,968	186,909
Total Deposits	781,927	728,801	683,838	644,629	571,359
Shareholders' Equity	84,332	80,219	71,287	65,330	62,491

At Year-End

Total Assets	$969,902	$854,495	$800,467	$746,347	$701,363
Gross Loans	568,997	495,588	479,685	479,489	453,692
Allowance for Loan Losses	7,954	8,497	8,815	10,494	11,189
Investments	340,337	270,215	212,454	210,059	199,585
Deposits	808,083	755,274	711,812	663,113	613,243
Shareholders' Equity	86,313	82,758	75,563	67,450	64,736

Merchants Bancshares, Inc.
Summary of Quarterly Financial Information
(Unaudited)

(In thousands except per share data)	2003					2002

	Q4	Q3	Q2	Q1	Year	Q4	Q3	Q2	Q1	Year

Interest and Dividend Income	$11,486	$11,375	$11,376	$11,324	$45,561	$11,945	$12,131	$12,143	$12,131	$48,350
Interest Expense	1,855	1,890	2,062	2,126	7,933	2,393	2,725	2,832	3,066	11,016

Net Interest Income	9,631	9,485	9,314	9,198	37,628	9,552	9,406	9,311	9,065	37,334
Provision for Loan Losses	--	--	--	--	--	(241)	(90)	(181)	(433)	(945)
Noninterest Income (1), (2)	2,192	2,548	2,749	2,081	9,570	2,467	2,713	1,731	1,743	8,654
Noninterest Expense	7,845	8,003	7,815	7,571	31,234	7,983	7,355	7,054	7,107	29,499

Income Before Provision for
Income Taxes	3,978	4,030	4,248	3,708	15,964	4,277	4,854	4,169	4,134	17,434
Provision For Income Taxes	1,085	1,105	1,208	974	4,372	1,156	1,381	1,152	1,128	4,817

Net Income	$ 2,893	$ 2,925	$ 3,040	$ 2,734	$11,592	$ 3,121	$ 3,473	$ 3,017	$ 3,006	$12,617

Basic Earnings Per Share	$ 0.47	$ 0.47	$ 0.49	$ 0.44	$ 1.87	$ 0.51	$ 0.56	$ 0.49	$ 0.49	$ 2.05
Diluted Earnings Per Share	0.46	0.47	0.49	0.44	1.86	0.50	0.56	0.48	0.48	2.02

Cash Dividends Declared and Paid
Per Share	$ 0.27	$ 0.27	$ 0.25	$ 0.25	$ 1.04	$ 0.24	$ 0.24	$ 0.24	$ 0.24	$ 0.96

(1)	During the third quarter of 2002 the Company recorded income of $449 thousand resulting from the settlement of certain litigation.
(2)	During the third quarter of 2002 the Bank sold a building, which is partially occupied by a Bank branch.
A net gain of $272 thousand was recognized on the sale


ITEM 7 -	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES

Management's discussion and analysis of Merchants' financial condition is based on the consolidated financial statements which are prepared in accordance with accounting principles generally accepted in the United States. The preparation of such consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Management evaluates its estimates on an ongoing basis. Management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis in making judgments about financial statement amounts. Actual results could differ from the amount derived from management's estimates and assumptions under different assumptions or conditions.

Merchants' significant accounting policies are described in more detail in Note 1 to the consolidated financial statements included in Item 8 of this Form 10-K. Management believes the following accounting policies are the most critical to the preparation of the consolidated financial statements.

Allowance for Loan Losses: The allowance for loan losses, which is established through the provision for loan losses, is based on management's evaluation of the level of the allowance for loan losses required in relation to the estimated loss exposure in the loan portfolio. Management believes the allowance for loan losses is a significant estimate and therefore evaluates it for adequacy each quarter. Management considers factors such as previous loss experience, the size and composition of the loan portfolio, current economic and real estate market conditions, the performance of individual loans in relation to contract terms, and estimated fair value of collateral that secures the loans. The use of different estimates or assumptions could produce a different allowance for loan losses.

Income Taxes: Merchants estimates its income taxes for each period for which a statement of operations is presented. This involves estimating Merchants' actual current tax exposure, as well as assessing temporary differences resulting from differing timing of recognition of expenses, income and tax credits, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in Merchants consolidated balance sheets. Merchants must also assess the likelihood that any deferred tax assets will be recovered from future taxable income and to the extent that recovery is not likely a valuation allowance must be established. Significant management judgement is required in determining income tax expense, and deferred tax assets and liabilities. As of December 31, 2003, there was no valuation allowance for deferred tax assets.

Interest Income Recognition on Loans: Interest on loans is included in income as earned based upon the unpaid principal balance of the loan. Merchants' policy is to discontinue the accrual of interest, and to reverse any uncollected interest recorded on loans, when scheduled payments become contractually past due in excess of 90 days unless the ultimate collectibility of principal and interest is assured.

GENERAL

The following discussion and analysis of financial condition and results of operations of Merchants and its subsidiaries for the three years ended December 31, 2003, should be read in conjunction with the Consolidated Financial Statements and Notes thereto and selected statistical information appearing elsewhere in this Form 10-K. The information about asset yields, interest rate spreads and net interest margins is discussed on a fully taxable equivalent basis. The financial condition and operating results of Merchants essentially reflect the operations of its principal subsidiary, Merchants Bank. Certain statements contained in this section constitute "Forward Looking Statements" and are subject to certain risks and uncertainties described in this 10-K under the heading "Forward Looking Statements".

OUTLOOK

Reflecting trends in the national economy, Merchants' market area generally witnessed an increase in economic growth toward the end of 2003, although job gains have not reflected the same trend. Business spending increased in the fourth quarter, and if it continues, may lead to additional job growth as businesses hire to stay competitive. Vermont's season-


ally adjusted unemployment rate closed the year at 4.7%, and changed little throughout 2003. The national unemployment rate at the end of 2003 was 5.7%. There was little inflation pressure during 2003 and the Federal Reserve Board kept rates low for most of 2003 as the economy slowly picked up steam. Historically low interest rate levels during 2003 led to a boom in the refinancing market, but also led to compression in Merchants' net interest margin throughout the year. The economies and real estate markets in Merchants' primary market areas will continue to be significant determinants of the quality of Merchants' assets in future periods and, thus, its results of operations, liquidity and financial condition. Merchants believes future economic activity will depend on consumer confidence, business expenditures for new capital equipment and personal consumption expenditures. For a description of other factors which could affect Merchants' financial performance and that of its common stock, see "Forward-Looking Statements" at the beginning of this report.

RESULTS OF OPERATIONS

Merchants realized net income of $11.59 million, $12.62 million and $12.16 million for the years ended December 31, 2003, 2002 and 2001, respectively. Basic earnings per share were $1.87, $2.05 and $1.99 and diluted earnings per share were $1.86, $2.02 and $1.98 for the years ended December 31, 2003, 2002 and 2001, respectively. Merchants declared and distributed total dividends of $1.04, $0.96 and $0.88 per share during 2003, 2002 and 2001, respectively. In January 2004 Merchants declared a dividend of $.27 per share, which was paid on February 19, 2004, to shareholders of record as of February 5, 2004.

Net income as a percentage of average equity capital was 13.75%, 15.73% and 17.06% for 2003, 2002 and 2001, respectively. Net income as a percentage of average assets was 1.28%, 1.54% and 1.59%, in 2003, 2002 and 2001, respectively.

Net Interest Income

2003 compared with 2002

Net interest income, on a fully taxable equivalent basis, increased $270 thousand from 2002 to 2003, in spite of a 43 basis point decrease in the net interest margin. Merchants grew its average interest earning assets $80.48 million, or 10%, to $849.37 million from $768.89 million over the course of 2003. The average loan portfolio increased $56.84 million, or 12%, to $536.10 million from $479.25 million; and the average investment portfolio increased $40.02 million, or 15%, to $304.75 million from $264.73 million during 2003. Merchants' larger base of interest earning assets helped to mitigate the effect of the decrease in the net interest margin, and protect Merchants' overall net interest income. As shown in the schedule on page 18, increased volumes of interest bearing assets were offset by lower interest rates on those assets, while the cost of increased volumes of interest bearing liabilities was offset by decreases in rates on those liabilities.

The decrease in the net interest margin for 2003 reflects the overall low interest rate environment that began in 2001 and continued throughout 2002 and 2003; interest rates hit historic lows in 2003. During 2003 the average yield on interest earning assets decreased 92 basis points to 5.37 % from 6.29%; at the same time the cost of interest bearing liabilities decreased 60 basis points to 1.12% from 1.72% leading to an overall decrease in interest rate spread of 32 basis points. The average rate earned on Merchants' loan portfolio decreased to 6.07% for 2003 from 7.13% for 2002. As mentioned above, Merchants' experienced a 12% increase in its average loan portfolio over the course of 2003, which helped to generate additional interest revenue and mitigate the effect of decreases in loan yields during 2003. The decrease in rates on the overall loan portfolio was driven by several factors. Merchants' year-end residential real estate loan portfolio grew $57 million as borrowers looked to take advantage of historically low interest rates. The average rate on the residential real estate portfolio at December 31, 2003, was 5.60%, a 1.12% decrease from the average rate at the end of 2002 of 6.72%. At the same time much of the overall growth in the commercial and commercial real estate portfolios was in variable rate products. As a result more assets were priced at the short end of the yield curve, the lowest point, and further decreased margins. The migration in the commercial and commercial real estate portfolios from fixed rates to lower yielding variable rates that occurred during 2002 continued, although at a slower pace, into 2003; and new commercial originations were primarily in the variable rate category. Variable rate commercial and commercial real estate loans increased $31.9 million, or 16%, to $231.6 million from $199.7 million during 2003.


The average interest rate earned on the investment portfolio decreased by 99 basis points to 4.23% from 5.22%. As mentioned above, the average investment portfolio grew 15% during 2003. Merchants' average short-term borrowing position increased $21 million over the course of the year, and was $57 million at year-end 2003 as Merchants leveraged its balance sheet to generate additional net interest income.

Over the course of 2003 Merchants' average interest bearing liabilities increased $71.0 million, or 11%, to $711.0 million from $640.0 million. The average rate on all interest bearing liabilities decreased 60 basis points to 1.12% from 1.72% during the year. The average rate paid on savings, NOW and money market deposits decreased 55 basis points and the average rate on time deposits decreased 84 basis points.

Merchants entered into a $25 million, three year, interest rate swap early in the second quarter of 2002. Merchants received a fixed interest rate and paid prime under the swap. Merchants terminated the swap and received proceeds of $1.3 million during October 2002. This gain on swap termination is being accreted into interest income monthly, using the effective yield method, through April 2005.

2002 compared with 2001

Although taxable equivalent net interest income increased $1.8 million (5.1%) from 2001 to 2002, the net interest margin decreased year over year. Total interest and dividend income decreased $5.7 million (10.5%), and total interest expense decreased $7.5 million (40.4%) from 2001 levels. The rate on interest earning assets decreased 124 basis points over the course of the year, from 7.53% for 2001 to 6.29% for 2002; and the rate on average interest bearing liabilities decreased 136 basis points during the same period from 3.08% for 2001 to 1.72% for 2002. These changes resulted in an increase in the interest rate spread of 10 basis points and a decrease in the overall net interest margin for 2002 of 10 basis points to 4.86%, down from 4.96% for 2001.

This decrease in Merchants' margin reflected the continuing effect of the low interest rate environment. Although the average balances of the loan portfolio increased $201 thousand in 2002, the average interest rate earned on the loan portfolio decreased from 8.33% in 2001 to 7.13% in 2002. This decrease was primarily a result of a shift in the makeup of Merchants' loan portfolio from fixed rates to lower yielding variable rates during 2002.

The commercial and commercial real estate loan portfolios experienced a substantial shift from fixed rate to variable rate loans during 2002. From year-end 2001 to 2002 Merchants' commercial real estate portfolio, which comprises approximately 36% of Merchants' loan portfolio, shifted from approximately 70% fixed rate to approximately 70% variable rate. The fixed rate commercial real estate portfolio, with a December 31, 2002, yield of approximately 8.34%, decreased by approximately $51 million during 2002, while the variable rate commercial real estate portfolio, with a December 31, 2002, yield of approximately 4.72%, increased by over $59 million. Merchants' commercial loan portfolio had a similar shift. The commercial loan portfolio shifted from approximately 50% fixed rate to approximately 70% variable rate.

The average interest rate on the investment portfolio decreased from 6.38% in 2001 to 5.22% in 2002, and the average balance increased $62.8 million (31.1%) to $264.7 million. Merchants' average federal funds sold and securities purchased under agreements to resell position decreased by $11.8 million during 2002, from $36.7 million to $24.9 million, as management redeployed excess funds into the investment portfolio.

Average interest bearing deposits increased by $39.4 million during 2002 and the average rate on those deposits decreased 135 basis points, from 3.07% to 1.72%. The decrease in rates paid on deposits was attributable to the continued decrease in short-term interest rates over the course of 2002. Over 72% of Merchants' interest bearing deposits were in Savings, Money Market and NOW accounts during 2002. These accounts generated the bulk of the deposit growth during 2002, and tend to be much less expensive than time deposits. Average balances in Savings, Money Market and NOW accounts increased by $26.5 million (6.1%), at an average interest rate for 2002 of 1.15%, while average balances in higher cost time deposits increased $12.9 million (7.9%), at an average interest rate of 3.18% for 2002.


The following table presents the condensed annual average balance sheets for 2003, 2002 and 2001. The total dollar amount of interest income from assets and the related yields are calculated on a taxable equivalent basis:
Merchants Bancshares, Inc.
Distribution of Assets, Liabilities and Stockholders' Equity; Interest Rates and Net Interest Margin

	2003			2002			2001

Taxable Equivalent (In thousands)	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate

ASSETS: Investment Securities:
U.S. Treasury and Agencies	$155,445	$ 7,812	5.03%	$211,287	$11,168	5.29%	$163,754	$10,448	6.38%
Other, Including FHLB Stock	149,303	5,089	3.41%	53,443	2,638	4.94%	38,213	2,432	6.36%

Total Investment Securities	304,748	12,901	4.23%	264,730	13,806	5.22%	201,967	12,880	6.38%

Loans, Including Fees on Loans:
Commercial	95,518	6,021	6.30%	95,049	6,756	7.11%	84,906	7,196	8.48%
Real Estate	431,262	25,945	6.02%	373,492	26,606	7.12%	376,911	31,182	8.27%
Consumer	9,315	593	6.37%	10,712	808	7.54%	17,235	1,549	8.99%

Total Loans (a) (b) (c)	536,095	32,559	6.07%	479,253	34,170	7.13%	479,052	39,927	8.33%
Federal Funds Sold, Securities Sold
Under Agreements to Repurchase and
Interest Bearing Deposits with Banks	8,523	120	1.41%	24,904	417	1.67%	36,680	1,249	3.41%

Total Earning Assets	849,366	45,580	5.37%	768,887	48,393	6.29%	717,699	54,056	7.53%

Allowance for Loan Losses	(8,195)			(8,824)			(10,044)
Cash and Due From Banks	35,917			33,128			30,439
Premises and Equipment	11,814			11,690			12,009
Other Assets	16,196			15,005			17,030

Total Assets	$905,098			$819,886			$767,133

LIABILITIES AND
SHAREHOLDERS' EQUITY:
Interest Bearing Deposits:
Savings, Money Market & NOW
Accounts	$485,705	$ 2,918	0.60%	$460,023	$ 5,312	1.15%	$433,507	$10,519	2.43%
Time Deposits	196,646	4,600	2.34%	175,467	5,588	3.18%	162,564	7,795	4.80%

Total Interest Bearing Deposits	682,351	7,518	1.10%	635,490	10,900	1.72%	596,071	18,314	3.07%

Federal Funds Purchased	30	-	1.28%	314	4	1.27%	98	6	6.12%
Demand Notes Due U.S. Treasury	827	11	1.33%	1,750	24	1.37%	2,114	75	3.55%
Other Short-Term Borrowings	22,249	243	1.09%	-	-	-	66	3	4.55%
Long-Term Debt	5,517	161	2.92%	2,400	88	3.67%	2,190	84	3.84%

Total Interest Bearing Liabilities	710,974	7,933	1.12%	639,954	11,016	1.72%	600,539	18,482	3.08%

Demand Deposits	99,576			93,311			87,767
Other Liabilities	10,216			6,402			7,540
Shareholders' Equity	84,332			80,219			71,287

Total Liabilities & Shareholders'
Equity	$905,098			$819,886			$767,133

Net Interest Income (a)		$37,647			$37,377			$35,574

Yield Spread			4.25%			4.57%			4.45%

Net Interest Margin			4.43%			4.86%			4.96%

(a)	Tax exempt interest has been converted to a tax equivalent basis using the Federal tax rate of 35%.
(b)	Includes principal balance of non-accrual loans and fees on loans.
(c)	Includes prepayment fees of $165 thousand related to early payments by certain loan customers in the first quarter of 2002.


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

Merchants Bancshares, Inc.
Analysis of Changes in Fully Taxable Equivalent Net Interest Income
	2003 vs 2002

				Due to

(In thousands)	2003	2002	Increase (Decrease)	Volume	Rate	Volume/ Rate

Fully Taxable Equivalent Interest Income:
Loans (a) (b)	$32,559	$34,170	$(1,611)	$4,053	$(5,063)	$(601)
Investments	12,901	13,806	(905)	2,087	(2,599)	(393)
Federal Funds Sold, Securities Sold under
Agreements to Repurchase and Interest
Bearing Deposits with Banks	120	417	(297)	(274)	(67)	44

Total Interest Income	45,580	48,393	(2,813)	5,866	(7,729)	(950)

Less Interest Expense:
Savings, Money Market & NOW Accounts	2,918	5,312	(2,394)	297	(2,549)	(142)
Time Deposits	4,600	5,588	(988)	674	(1,483)	(179)
Short-term Borrowings	254	28	226	(16)	(1)	243
Long-term Debt	161	88	73	114	(18)	(23)

Total Interest Expense	7,933	11,016	(3,083)	1,069	(4,051)	(101)

Net Interest Income	$37,647	$37,377	$ 270	$4,797	$(3,678)	$(849)

	2002 vs 2001

				Due to

(In thousands)	2002	2001	Increase (Decrease)	Volume	Rate	Volume/ Rate

Fully Taxable Equivalent Interest Income:
Loans (a) (b)	$34,170	$39,927	$(5,757)	$ 17	$(5,772)	$ (2)
Investments	13,806	12,880	926	4,002	(2,347)	(729)
Federal Funds Sold, Securities Sold Under
Agreements to Repurchase and Interest
Bearing Deposits with Banks	417	1,249	(832)	(402)	(634)	204

Total Interest Income	48,393	54,056	(5,663)	3,617	(8,753)	(527)

Less Interest Expense:
Savings, Money Market & NOW Accounts	5,312	10,519	(5,207)	643	(5,513)	(337)
Time Deposits	5,588	7,795	(2,207)	619	(2,618)	(208)
Short-term Borrowings	28	84	(56)	(3)	(54)	1
Long-term Debt	88	84	4	8	(4)	--

Total Interest Expense	11,016	18,482	(7,466)	1,267	(8,189)	(544)

Net Interest Income	$37,377	$35,574	$ 1,803	$2,350	$ (564)	$ 17

(a)	Includes fees on loans totaling $1.27 million $1.10 million and $961 thousand for the years ended December 31, 2003, 2002 and 2001, respectively.
(b)	Includes prepayment fees of $165 thousand related to early payments by certain loan customers in the first quarter of 2002.


Allowance for Loan Losses

The Allowance for Loan Losses ("Allowance") is reviewed by management at least quarterly and continues to be deemed adequate under current market conditions. At December 31, 2003, the Allowance stood at $7.95 million, 1.40% of total loans and 360% of nonperforming loans, compared to $8.50 million, 1.71% of total loans and 230% of nonperforming loans at December 31, 2002. Merchants recorded charge-offs of $1.08 million and recoveries of $539 thousand during 2003. For 2001 and 2002, Merchants recorded a negative loan loss provision. Merchants discontinued this practice during 2003 as a result of increased net loan losses during 2003. The amount of the negative provision during 2002 was $945 thousand and was $1.0 million for 2001. There was no provision for loan losses during 2003. Merchants expects that, as the loan portfolio continues to grow, additions to the Allowance in the form of provisions for loan losses will be necessary. For a more detailed discussion of Merchants' Allowance, see "Credit Quality and Allowance for Loan Losses".

NONINTEREST INCOME AND EXPENSES

Noninterest income

2003 compared to 2002

Total noninterest income increased $916 thousand to $9.57 million for the year 2003 from $8.65 million for the year 2002. Net gains on sales of investments totaled $1.42 million for 2003 and $610 thousand for 2002. During the third quarter of 2002 Merchants recognized a $272 thousand gain on the sale of a branch building and $449 thousand related to the settlement of certain litigation. Excluding these items (see table below) total noninterest income increased $827 thousand (11%) to $8.15 million for 2003 from $7.32 million for 2002.

	Twelve Months Ended December 31,
In thousands	2003	2002	2001

Total Noninterest Income	$9,570	$8,654	$8,515
Less: Gain (Loss) on Sale of
Investments, Net	1,420	610	(224)
Gain on Sale of Branch
Building	--	272	--
Settlement Proceeds	--	449	312
Interest on VT Franchise Tax
Refund	--	--	199
Gains on Sales of Loans	--	--	616

Total Noninterest Income
Excluding Above Items	$8,150	$7,323	$7,612

The category Service Charges on Deposits increased $351 thousand from 2002 to 2003. The principal components of service charges on deposits are overdraft fee income and monthly service charge revenue. Net overdraft fee income increased $317 thousand to $2.93 million for 2003 from $2.61 million for 2002. The increase in overdraft fee income was due primarily to an overall larger deposit base, as well as general increased overdraft activity. Revenue from monthly service charges on deposits, a component of noninterest income that had been decreasing over the last few years, was flat from 2002 to 2003. The category Other noninterest income increased by $391 thousand from 2002 to 2003. This increase is primarily a result of increases in ATM and debit card fee income, which, net of expenses, increased $220 thousand to $1.21 million for 2003 from $991 thousand for 2002. Merchants has had success in transitioning more of its customers' activity to electronic transactions, which has produced increased fee income levels and allowed for level staffing in its back office. The average number of checks written on Merchants' transaction accounts has decreased to 9.5 per month, a 27% reduction from 1999 levels of 13 per month.

Net gains on sales of securities totaled $1.42 million for 2003, an increase of $810 thousand over 2002. Merchants engaged a new investment advisory firm during 2003 to help it manage its investment portfolio. During 2003 some repositioning of the investment portfolio occurred resulting in larger than usual gains.


2002 compared to 2001

Total noninterest income increased $139 thousand for 2002 compared to 2001. Net gains (losses) on sales of investments totaled $610 thousand for 2002 and were $(224) thousand for 2001. Additionally, during 2001 Merchants recognized gains related to the sales of loans of $616 thousand, income related to the resolution of certain ongoing litigation of $312 thousand and received interest income of $199 thousand related to a Vermont franchise tax refund. As shown in the table above, after excluding the non-recurring items for 2002 and 2001, total noninterest income decreased $289 thousand to $7.32 million in 2002 from $7.61 million in 2001. The category Service Charges on Deposits, comprised primarily of monthly service charges on deposits and overdraft fee income, increased $160 thousand from 2001 to 2002. Merchants continued to offer its highly successful Free Checking for Life® account, which generally charges no monthly fees, and offers free Internet banking. As a result, Merchants' monthly service charge revenue generally decreased over the last several years. Merchants' monthly service charge revenue decreased by $79 thousand during 2002. The decrease in monthly service charge revenue was offset by increases in overdraft income of $179 thousand from $2.43 million in 2001 to $2.61 million in 2002; this increase was primarily a result of increased volumes of accounts. During 2002 the number of customers signed up for Internet banking increased from 2,100 to almost 8,000. As a result of this increased Internet usage Merchants gained efficiencies in many areas, such as item processing and our customer call center.

Other noninterest income decreased $337 thousand during 2002. The decrease in other noninterest income when comparing 2002 to 2001 is due primarily to several one-time events that occurred during the two years. As shown in the table above, Merchants recorded a gain on the sale of a branch building totaling $272 thousand during 2002 and received interest income of $199 thousand related to a Vermont franchise tax refund during 2001. During 2001 Merchants booked gains related to the sales of merchant credit card services portfolio totaling $81 thousand and during 2002 experienced decreases in its net merchant credit card servicing income of $188 thousand during 2002 due to the sale.

Gains on sales of loans totaled $616 thousand during 2001, which consisted of a gain on the sale of Merchants credit card portfolio of $563 thousand and gains related to the sales of loan servicing rights of $53 thousand. There were no gains on sales of loans during 2002.

Noninterest expense

2003 compared to 2002

Noninterest expense increased $1.74 million to $31.23 million for 2003 compared to $29.50 million for 2002, a 5.88% increase. Salaries and Wages increased $238 thousand to $11.57 million for 2003 compared to 2002, a 2.1% increase. Merchants' salary administration plan, begun in 2001, is now fully implemented, and average salary increases for 2003 were just under 6%. The salary administration program was designed to ensure that Merchants' base wage levels were competitive and would allow Merchants to attract and retain highly skilled staff. The first phase of the project, which focused on sales staff, was completed in late 2002; the second phase of the project, covering the Service Center staff was completed during the third quarter of 2003. Merchants continued its incentive program, designed to compensate employees based on their individual performance, as well as the performance of their division and Merchants, during 2003. The program for 2003 focused entirely on profitability for Service Center staff, and on increased sales with a quality control component in the branches and corporate banking division. Incentive compensation decreased $689 thousand to $694 thousand for 2003 from $1.38 million in 2002 as a result of decreased profitability; and as a percentage of payroll decreased to approximately 7% during 2003 from approximately 14% for 2002. This decrease served to partially offset an $809 thousand increase in base salaries and wages which increased to $10.45 million for 2003 from $9.64 million in 2002. Employee benefit costs have increased $222 thousand, or 6.6%, to $3.57 million for 2003 from $3.35 million for 2002. The primary component of this is an increase in Merchants' pension plan expense. Although the pension plan was curtailed in 1995, decreases in the market value of pension plan assets have caused increased expense recognition. Pension plan expense for 2003 increased to $330 thousand from $102 thousand for 2002. Pension plan expense for 2004 is projected to be somewhat lower than 2003 because the market value of plan assets increased over the course of 2003.


Occupancy expenses increased $202 thousand, or 7.8% for 2003 over 2002. This increase is primarily a result of new de novo branch rental contracts, as well as normal increases in building maintenance and rental expenses. Equipment expenses increased $140 thousand, or 5.6% for 2003 over 2002. Merchants began a network server infrastructure and desktop computer upgrade during 2003 which is expected to be completed by the third quarter of 2004. The total estimated cost of the project is approximately $2.09 million; approximately $1.95 million of these costs will be capitalized and depreciated over three to five years. The remaining $137 thousand of the total costs are being directly expensed as incurred. Merchants recorded $66 thousand in direct expenses for this project during 2003 and expects to expense $71 thousand during 2004.

Merchants marketing expenses increased $353 thousand, or 29.9%, to $1.53 million for 2003 from $1.18 million for 2002 as Merchants opened, or prepared to open, its two new offices. Additionally, Merchants launched its RealLYNX®-10 10-year mortgage campaign, and continued to actively market its Free Checking for Life® account during 2003.

Merchants' equity in losses of Real Estate Limited Partnerships increased $298 thousand to $1.62 million during the year as Merchants continued to invest in community based low-income housing partnerships. Merchants accounts for its investment in these partnerships using the equity method. Losses generated by the partnerships are recorded as a reduction in Merchants' investments in the Consolidated Balance Sheets and as an expense in the Consolidated Statements of Operations. Tax credits generated by the partnerships are recorded as a reduction in the income tax provision. Merchants finds these investments attractive because they provide an internal rate of return of approximately 12%, and provide an opportunity to invest in affordable housing in the communities in which Merchants does business. Other noninterest expense increased $387 thousand, or 7.9% to $5.29 million during 2003. There were a number of small (less than $100 thousand) expense increases that contributed to this overall larger increase.

2002 compared to 2001

Noninterest expense increased $725 thousand (2.5%) for 2002. Salaries and wages increased $124 thousand from $11.20 million to $11.33 million as Merchants continued its salary administration program. Employee benefits increased $350 thousand (11.7%). Merchants recognized pension expense totaling $102 thousand for 2002 compared to income of $209 thousand for 2001 due to significant declines in the market value of plan assets.

Occupancy expenses increased slightly from 2001 to 2002, primarily a result of increases in depreciation expenses and ongoing maintenance and repair of various premises. Equipment expenses were flat year over year. Legal and professional fees decreased $338 thousand (18.0%) primarily due to the timing of expenses as Merchants defended itself or settled certain ongoing litigation. Marketing expenses were down $475 thousand from 2001 to 2002, as Merchants repositioned its marketing efforts in anticipation of the opening of two new branches. Merchants experienced a $678 thousand increase in Vermont franchise taxes from 2001 to 2002, primarily a result of a $622 thousand Vermont franchise tax refund received in 2001.

Merchants equity in losses of Real Estate Limited Partnerships increased $504 thousand to $1.3 million during 2002 as Merchants continued to invest in community-based affordable housing limited partnerships. Other noninterest expense decreased by $237 thousand, which is primarily a result of decreases in expenses related to other real estate owned ("OREO"). OREO expense decreased from $268 thousand in 2001 to $116 thousand in 2002.

Income Taxes

Merchants recognized $1.32 million, $1.38 million and $1.39 million, respectively during 2003, 2002 and 2001 in low-income housing tax credits as a reduction in the provision for income taxes; this resulted in an effective tax rate of 27%, 28% and 24% for 2003, 2002 and 2001, respectively. As of December 31, 2003, Merchants has net deferred tax assets of approximately $1.22 million arising from temporary differences between Merchants' book and tax reporting. These net deferred tax assets are included in Other Assets in the Consolidated Balance Sheet.


BALANCE SHEET ANALYSIS

Loans

Merchants' year-end total assets increased $115.4 million, or 13.5%, to $969.9 million from $854.5 million during 2003, while Merchants' average earning assets increased by $80.5 million, or 10.5%, to $849.4 million from $768.9 million. Merchants experienced a significant increase in loan demand during 2003 and the year-end loan portfolio increased $73.4 million, or 14.8%, from $495.6 million to $569.0 million during the year. The composition of Merchants' loan portfolio is shown in the following table:

	As of December 31,
Type of Loan	2003	2002	2001	2000	1999

	(In thousands)
Commercial, Financial &
Agricultural	$ 84,698	$ 93,856	$ 84,555	$ 76,228	$ 72,333
Real Estate - Residential	263,538	206,231	206,697	188,403	180,906
Real Estate - Commercial	200,494	179,156	170,889	188,699	171,988
Real Estate - Construction	12,536	9,154	7,731	9,511	12,701
Installment	6,726	6,663	7,602	15,082	15,313
All Other Loans	1,005	528	2,211	566	451

	$568,997	$495,588	$479,685	$478,489	$453,692

During 2003 most of the growth in Merchants' loan portfolio was in the residential real estate and commercial real estate portfolios. Residential mortgage activity was very high, as mortgage rates dropped to their lowest level in 40 years. Merchants has had great success with its new 10-year fully amortizing mortgage product RealLYNX®-10, introduced in January 2003. This product was originally introduced at a 4.95% rate, and was lowered to 4.65% for the months of June and July. Year-end balances in this product were $89.5 million at an average rate of 4.86%. The increase in the commercial real estate portfolio is primarily a result of property owners taking advantage of the low interest rate environment to refinance existing loans. An active calling effort presented several opportunities to finance new property acquisitions and to refinance existing loans. Line of credit utilization by mortgage banking customers dropped $9.0 million from December 31, 2002 to December 31, 2003; this decrease was the primary component of the decrease in commercial loans. Absent the fluctuations in mortgage banking balances the originations in the commercial loan portfolio served to cover amortization and pay downs in the existing portfolio. Efforts to grow the commercial portfolio were hampered by soft demand in business spending throughout 2003.

The decrease in installment loans during 2001 resulted from the sale of Merchants $5.5 million credit card portfolio during October 2001.

At December 31, 2003, Merchants serviced $20.20 million in residential mortgage loans for investors such as Federal government agencies (FNMA and FHLMC) and financial investors such as insurance companies and pension funds located outside Vermont. This servicing portfolio has decreased from $193.3 million at year end 1997. Servicing revenue is not expected to be a significant revenue source in the future.

The following table presents the distribution of the varying contractual maturities or repricing opportunities of the loan portfolio at December 31, 2003.

Type of Loan	One Year Or Less	Over One Through 5 Years	Over Five Years	Total

	(In thousands)
Commercial Financial &
Agricultural	$ 63,142	$14,214	$ 7,342	$ 84,698
Real Estate - Residential	35,761	18,945	208,832	263,538
Real Estate - Commercial	164,555	19,083	16,856	200,494
Real Estate - Construction	11,974	--	562	12,536
Installment	4,524	2,138	64	6,726
All Other	650	159	196	1,005

	$280,606	$54,539	$233,852	$568,997

Loans maturing or repricing after one year which have predetermined interest rates totaled $286.2 million. Loans maturing or repricing after one year which have floating or adjustable interest rates totaled $2.9 million.


Investments

The investment portfolio is used to generate interest income, manage liquidity and mitigate interest rate sensitivity. The composition of Merchants' investment portfolio at carrying amounts, (excluding trading securities) is shown in the following table:

	As of December 31,
Type of Investment	2003	2002	2001	2000	1999

	(In thousands)
U.S. Treasury Obligations	$ 198	$ 23,311	$ 454	$ 451	$ 453
U.S. Agency Obligations	28,083	63,128	41,809	34,087	43,042
Residential Real Estate
Mortgage-backed securities	101,895	122,513	133,489	145,150	129,567
Commercial Real Estate
Mortgage-backed securities	37,876	--	--	--	--
Collateralized Mortgage
Obligations	82,793	14,661	25,964	29,294	25,448
Corporate Bonds	40,302	27,565	7,647	--	--
Asset Backed Securities	48,435	18,191	2,061	--	--

	$339,582	$269,369	$211,424	$208,982	$198,510

Merchants engaged a new investment advisory firm in early 2003. The firm specializes in stable value and fixed income portfolios, and has a staff of investment professionals who research and track each bond. During the year Merchants increased the investment portfolio $70.2 million (26.1%) to $339.6 million from $269.4 million. The average investment portfolio increased $40.02 million (15.1%) to $304.75 million from $264.73 million during the year. At the same time Merchants increased its average FHLB short term borrowing position to $22.2 million from zero over the course of 2003. Year-end FHLB short-term borrowings were $55.0 million. As mentioned in the earlier discussion on net interest income, this leverage has helped Merchants mitigate the effect of 2003's margin compression on its net interest income during the year. Merchants' Asset Liability Committee ("ALCO") manages the investment portfolio. As the portfolio has grown, the ALCO has used portfolio diversification as a way to mitigate the risk of being too heavily invested in any single asset class. Over the course of 2003, with the advice of its investment advisor, the ALCO has repositioned the investment portfolio, increasing its position in several different sectors.

Other Assets

Bank Premises and Equipment, Net increased to $13.06 million at year-end 2003 from $11.40 million at year-end 2002 as Merchants invested $1.70 million in its new branches in White River Junction and St. Albans, Vermont. Additionally, Merchants invested $869 thousand in its network server infrastructure and desktop computer upgrade. Investment in Real Estate Limited Partnerships increased to $5.47 million from $3.55 million during 2003. This increase represents continued investments by Merchants in affordable housing partnerships. These partnerships provide affordable housing in the communities in which Merchants does business, and provide Merchants with an acceptable level of return on its investment.

Deposits

Merchants' year-end deposit balances increased $52.8 million (7.0%) to $808.1 million at year-end 2003 from $755.3 million at year-end 2002. The composition of Merchants' deposit balances is shown in the following table:

	As of December 31,
Type of Deposit	2003	2002	2001	2000	1999

	(In thousands)
Demand	$110,241	$102,554	$92,065	$ 91,417	$ 86,160
Free Checking for Life®	128,866	97,832	82,012	67,087	46,766
Other Savings and NOW	85,197	90,844	93,014	94,639	103,587
Money Market Accounts	285,824	278,754	275,923	247,178	219,576
Time Deposits	197,955	185,290	168,798	162,792	157,154

	$808,083	$755,274	$711,812	$663,113	$613,243


Merchants continues to target its marketing toward obtaining low cost transactional accounts. Merchants continued its Free Checking for Life® direct mail campaign and continued to offer the account free for life during 2003. The account balances pay interest at a slight premium to the NOW rate on balances over $1,500 and requires no minimum balance, the average cost of these funds at year-end was .32%. The Free Checking for Life® product has also been enhanced by offering free internet banking as part of the product offering. The success of this strategy during 2003 was evidenced by the 32% growth in Free Checking for Life® balances during 2003. Merchants also experienced growth during 2003 in all other deposit categories except Savings and NOW accounts as these accounts continued to migrate to Free Checking for Life® and money market categories. Money market accounts increased $7.07 million (2.5%) during 2003, the average cost of funds on money market balances at December 31, 2003, was .65%. Merchants continued to experience growth in its TimeLYNX® product during 2003; this product allows the customer to make deposits to and withdrawals from their certificate of deposit prior to maturity, within regulatory guidelines. Balances in TimeLYNX® accounts, which are currently priced 10 basis points below the one year CD rate, totaled $68.9 million at December 31, 2003, an increase of $5.1 million (8.1%) from year-end 2002 balances of $63.8 million.

Time Deposits $100 thousand and greater at December 31, 2003, had the following schedule of maturities:

(In Thousands)

Three Months or Less	$11,818
Three to Six Months	12,638
Six to Twelve Months	9,165
One to Five Years	11,639

$45,260

Other Liabilities

Other short-term borrowings increased to $55 million at December 31, 2003 from zero at December 31, 2002. This balance represents Merchants use of short-term funding from the Federal Home Loan Bank of Boston to fund growth in the investment portfolio. Maturities were less than one month; interest rates on these borrowings ranged from 1.07% to 1.14%. Merchants' long-term debt position increased to $6.62 million over the course of 2003 from $2.38 million at the end of 2002. The majority of the new debt, $3.4 million as of December 31, 2003, was used to fund growth in the investment portfolio; with maturities through 2010, and interest rates ranging from 1.80% to 5.05%.

CREDIT QUALITY AND ALLOWANCE FOR LOAN LOSSES

Stringent credit quality is a major strategic focus of Merchants. Merchants' low levels of problem assets is evidence of the success of this effort. Although Merchants has been successful to date in minimizing its problem assets, there is no assurance that it will not have increased levels of problem assets in the future.

The following table summarizes Merchants' nonperforming loans ("NPL") and nonperforming assets ("NPA") as of December 31, 1999, through December 31, 2003.

(In thousands)	2003	2002	2001	2000	1999

Nonaccrual Loans Loans Past Due 90 Days or More and Still Accruing Restructured Loans	$2,100 26 86	$1,925 46 1,728	$2,412 -- 198	$3,240 52 214	$2,800 199 689

Total Nonperforming Loans	2,212	3,699	2,610	3,506	3,688

Other Real Estate Owned	--	57	225	377	133

Total Nonperforming Assets	$2,212	$3,756	$2,835	$3,883	$3,821

NPL to Total Loans NPA to Total Loans plus OREO	0.39% 0.39%	0.75% 0.76%	0.54% 0.59%	0.73% 0.81%	0.81% 0.84%


Excluded from the 2003 balances above are approximately $16.7 million of internally classified loans. This is an increase from $12.8 million of internally classified loans at December 31, 2002. $1.7 million of classified loans were sold during 2003 as part of management's efforts to improve credit quality. Other factors contributing to the change in internally classified loan balances were loan payoffs of $900 thousand, amortization of existing balances of $1.2 million, charge-offs of $200 thousand, transfer to nonaccrual/restructured of $1.0 million and net downgrades to classified totaling $8.8 million. Despite the increase in internally classified loans, overall economic conditions in Merchants' marketplace showed gradual improvement throughout the year.

Management maintains an internal listing that includes all criticized and classified loans. The list is reviewed and updated monthly. The list make up is dynamic with individual loans migrating off and on the list. Some of these loans may migrate to non-performing status during the course of the next twelve months. Management believes that loans rated "substandard" have well-defined weaknesses which, if left unattended, could lead to collection problems. The oversight process on these loans includes an active risk management approach. A management committee reviews the status of these loans each quarter and determines or confirms the appropriate risk rating and accrual status. The findings of this review process are instrumental in determining the adequacy of the allowance for loan losses.

Discussion of 2003 Events Affecting Nonperforming Assets

Historically, Merchants has worked closely with borrowers to collect obligations and when necessary pursued more vigorous collection efforts. Merchants' Credit Department and Commercial Loan Officers provide resources to address collection strategies for nonperforming assets. The following schedule shows the components of nonperforming assets as of the end of each of the previous five quarters:

(In thousands)	December 31, 2003	September 30, 2003	June 30, 2003	March 31, 2003	December 31, 2002

Nonaccrual Loans	$2,100	$2,862	$4,085	$2,858	$1,925
Loans Past Due 90 days or More and still Accruing	26	16	32	89	46
Restructured Loans	86	87	201	1,737	1,728
Other Real Estate Owned	--	--	--	57	57

Total	$2,212	$2,965	$4,318	$4,741	$3,756

Significant events affecting nonperforming assets are discussed below.

Nonaccrual Loans

Nonaccrual loans increased from $1.9 million at December 31, 2002, to $2.1 million at December 31, 2003. During 2003 management identified $3.9 million in new nonperforming loans. Based on continued performance approximately $1.1 million in nonaccrual loans were returned to accrual status, $800 thousand of nonaccrual loans were sold, principal payments of approximately $1.0 million were collected, and approximately $750 thousand of nonaccrual loans were charged off.

The increase in nonaccrual loans during the second quarter of 2003 can be largely attributed to the migration from restructured status of a customer that supplies services to the telecommunications industry. This account was paid down substantially during the last three quarters of 2003 and the balance returned to accrual status shortly before year-end.

Loans Past Due 90 Days or More and Still Accruing Interest

Merchants generally places loans that become 90 or more days past due in nonaccrual status; if, in the opinion of management, the ultimate collectibility of principal and interest is assured, loans may continue to accrue interest and be left in this category. Included in this category are loans which have reached maturity and have not been renewed on a timely basis, for reasons other than financial capacity to pay.

Restructured Loans

Restructured loans decreased significantly from $1.7 million at December 31, 2002, to $86 thousand at December 31, 2003. As described above, loan balances to a customer that supplies services to the telecommunications industry migrated from restructured to nonaccrual status during the quarter ended June 30, 2003.


Other Real Estate Owned

Merchants continues to aggressively market OREO. The balance of OREO decreased from $57 thousand at December 31, 2002, to zero at December 31, 2003, reflecting the sale of residential property.

Policies and Procedures Related to the Accrual of Interest Income

Merchants recognizes income on earning assets on the accrual basis, which calls for the recognition of income as earned, rather than when it is collected. Merchants' policy is to classify a loan 90 days or more past due with respect to principal or interest as a nonaccruing loan, unless the ultimate collectibility of principal and interest is assured. Income accruals are suspended on all nonaccruing loans, and all previously accrued and uncollected interest is typically charged against current income. A loan remains in nonaccruing status until the factors which suggest doubtful collectibility no longer exist, the loan is liquidated, or when the loan is determined to be uncollectible, and is charged off against the allowance for loan losses. In those cases where a nonaccruing loan is secured by real estate, Merchants can, and may, initiate foreclosure proceedings. The result of such action will either be to cause repayment of the loan with the proceeds of a foreclosure sale or to give Merchants possession of the collateral in order to manage a future resale of the real estate. Foreclosed property is recorded at the lower of its cost or estimated fair value, less any estimated costs to sell. Any cost in excess of the estimated fair value on the transfer date is charged to the Allowance, while further declines in market values are recorded as OREO expense in the statement of operations.

Loan Portfolio Monitoring

Merchants' Board of Directors grants each loan officer the authority to originate loans on behalf of Merchants, subject to certain limitations. The Board of Directors also establishes restrictions regarding the types of loans that may be granted and the distribution of loan types within Merchants' portfolio, and sets loan authority limits for each lender. These authorized lending limits are reviewed at least annually and are based upon the lender's knowledge and experience. Loan requests that exceed a lender's authority require the signature of Merchants' credit division manager, senior loan officer, and/or Merchants' President. All extensions of credit of $2.5 million or greater to any one borrower, or related party interest, are reviewed and approved by the Loan Committee of Merchants' Board of Directors.

The Directors Loan Committee and the credit department regularly monitor Merchants' loan portfolio. The entire loan portfolio as well as individual loans are reviewed for loan performance, creditworthiness, and strength of documentation. Merchants monitors loan concentrations by individual borrowers, industries and loan types. As part of the annual credit policy review process, targets are set by loan type for the total portfolio. Merchants has hired external loan review firms to assist in monitoring both the commercial and residential loan portfolios. During 2003 the commercial loan review firm performed three comprehensive reviews of Merchants' loan portfolio, and reviewed approximately 75% (in dollar volume) of Merchants' commercial loan portfolio. Credit risk ratings are assigned to commercial loans at origination and are routinely reviewed by both management and the external loan review firms.

All loan officers are required to service their loan portfolios and account relationships. As necessary, loan officers or the credit department personnel take remedial actions to assure full and timely payment of loan balances.

Allowance for Loan Losses

The Allowance is based on Management's estimate of the amount required to reflect the known and inherent risks in the loan portfolio, based on circumstances and conditions known at each reporting date. Merchants reviews the adequacy of the Allowance quarterly. Factors considered in evaluating the adequacy of the Allowance include previous loss experience, the size and composition of the portfolio, risk rating composition, current economic and real estate market conditions and their effect on the borrowers, the performance of individual loans in relation to contract terms and estimated fair values of properties that secure impaired loans.

The adequacy of the Allowance is determined using a consistent, systematic methodology, consisting of a review of the following key elements:
*	A specific reserve for loans identified as impaired;
*	A general reserve for the various loan portfolio classifications;
*	The unallocated portion of the Allowance


Loans deemed impaired totaled $2.7 million and $3.7 million, and the related specific allocation of the Allowance was $22 thousand and $733 thousand at December 31, 2003 and 2002, respectively.

The impaired loan portfolio consists of the following:
*	Nonaccrual loans with balances over $50 thousand;
*	Restructured loans;
*	Loans past due over 60 days;
*	Certain internally adversely classified loans which are 30 days past due; and
*	Loans which have been assigned a specific allocation of the Allowance

Merchants performs detailed and extensive reviews on these loans and on larger credits and problematic credits identified on the watched asset list, nonperforming asset listings and internal credit rating reports. Through these reviews Merchants is able to determine if a loan requires a specific allocation of the Allowance or is permanently impaired and needs to be charged down. Loans are evaluated by looking at the fair market value of the collateral, if the loan is collateral dependent, or measuring the net present value of the expected future cash flows using the loan's original effective interest rate. If the loan is impaired further analysis is performed to determine if the impairment is permanent. If the impairment is deemed permanent the loan is charged down to its net realizable value through the Allowance.

The general Allowance is a percentage-based reflection of historical loss experience and assigns a required Allowance allocation by loan classification based on a fixed percentage of all outstanding loan balances. The general Allowance employs a risk-rating model that grades loans based on their general characteristics of credit quality and relative risk. For pass rated loans, appropriate Allowance levels are estimated based on judgments regarding the historical loss experience, current economic trends, trends in the portfolio mix, volume and trends in delinquencies and non-accrual loans and off-balance sheet credit risk. As of December 31, 2003, the Allowance related to pass rated loans was $3.8 million. For loans rated special mention or substandard, the Allowance allocation is increased; as of December 31, 2003, the Allowance related to special mention or substandard loans was $3.1 million.

In addition to the specific and general components, there is an unallocated Allowance that recognizes a measurement imprecision in the valuation and general components of the Allowance and Management's evaluation of various other conditions not measured in the specific and general components, including the following:
*	General economic and business conditions affecting Merchants' key lending areas;
*	credit quality trends;
*	loan volumes and concentrations;
*	specific industry conditions within portfolio segments

As of December 31, 2003, the unallocated Allowance was $901 thousand, an increase from $481 thousand at December 31, 2002. The increase in the unallocated Allowance is primarily attributable to the decline in impaired and criticized/classified loans during the year. These loans have a higher reserve requirement that the rest of the loan portfolio.

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


The following table reflects Merchants' loan loss experience and activity in the Allowance for the past five years.

(In thousands)	2003	2002	2001	2000	1999

Average Loans Outstanding Allowance Beginning of Year Charge-offs: Commercial, Lease Financing and all Other Loans Real Estate - Construction Real Estate - Mortgage Installment & Credit Cards	$536,095 8,497 (722) -- (343) (17)	$479,253 8,815 (311) -- (7) --	$479,052 10,494 (611) -- (48) (520)	$468,298 11,189 (637) -- (192) (154)	$425,319 11,300 (363) -- (347) (164)

Total Charge-offs	(1,082)	(318)	(1,179)	(983)	(874)

Recoveries: Commercial, Lease Financing and all Other Loans Real Estate - Construction Real Estate - Mortgage Installment & Credit Cards	397 -- 140 2	755 3 187 --	333 -- 104 67	743 -- 116 51	822 150 92 87

Total Recoveries	539	945	504	910	1,151

Net (Charge-offs) Recoveries	(543)	627	(675)	(73)	277

Provision for Loan Losses	--	(945)	(1,004)	(622)	(388)

Allowance End of Year	$ 7,954	$ 8,497	$ 8,815	$ 10,494	$ 11,189

Allowance to Total Loans Net Loan (Charge-offs) Recoveries to Average Loans	1.40% (0.10%)	1.71% 0.13%	1.84% (0.14)%	2.19% (0.02)%	2.47% 0.07%

As of December 31, 2003, Merchants' Allowance ratios were 360% of nonperforming loans and 1.40% of total loans. Although the Allowance has declined over the past five years both in size and as a percentage of the loan portfolio, management has not added to the Allowance for several reasons: most notable is the shift in the composition of the loan portfolio over the last five years, on a percentage basis, from higher risk commercial assets classes to less risky residential categories, as shown on the table on page 22. In addition, the previously described increase in the unallocated Allowance indicates the Allowance was adequate at December 31, 2003.

Merchants will continue to take all appropriate measures to restore nonperforming assets to performing status or otherwise liquidate these assets in an orderly fashion so as to maximize their value to Merchants. There can be no assurances that Merchants will be able to complete the disposition of nonperforming assets without incurring further losses, or that Merchants will continue to recognize substantial recoveries such as those received during the last five years. The level of recoveries correlates closely to historical charge-offs. As the level of historical charge-offs has declined so has the amount of total annual recoveries.

RELATED PARTY TRANSACTIONS

Merchants engages in banking transactions with certain of its directors and officers, and certain of their affiliates. During 2003 Merchants obtained legal services from a firm associated with one of its directors totaling $73 thousand; and project management services from a firm associated with one of its directors totaling $168 thousand. Merchants obtained insurance during 2003 through an insurance agency ("Agency") of which a director of Merchants Bank is president. A director of Merchants is also a director of one of the insurance companies through which the Agency obtained insurance for Merchants. In 2003, premiums paid to the Agency totaled $643 thousand, of which the insurance company received $495 thousand. Merchants obtains these services on terms that are comparable to those that it would obtain from unaffiliated third parties.

At December 31, 2003, Merchants had loans outstanding to directors, executive officers, and associates of such persons totaling $3.7 million. It is the policy of Merchants to make these loans on substantially the same terms, including interest rates and collateral, as those prevailing for comparable lending transactions with other persons. As of December 31, 2003, all loans to directors, officers, and certain of their affiliates, were performing in accordance with their contractual terms.


EFFECTS OF INFLATION

The financial nature of Merchants' consolidated balance sheet and statement of operations is more clearly affected by changes in interest rates than by inflation, but inflation does affect Merchants because as prices increase the money supply tends to increase, the size of loans requested tends to increase, total company assets increase, and interest rates are affected by inflationary expectations. In addition, operating expenses tend to increase without a corresponding increase in productivity. There is no precise method, however, to measure the effects of inflation on Merchants' financial statements. Accordingly, any examination or analysis of the financial statements should take into consideration the possible effects of inflation.

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2003 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial accounting and reporting for derivative instruments and hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement is effective for contracts entered into or modified after June 30, 2003, and hedging relationships designated after June 30, 2003. The adoption of this pronouncement did not have any effect on Merchants' consolidated financial statements.

In May 2003 the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. Under SFAS No. 150, certain freestanding financial instruments that embody obligations of the issuer, and that are now classified as equity, must be classified as liabilities (or as assets in some circumstances). SFAS No. 150 also includes required disclosures for financial instruments within its scope. For SEC registrants such as Merchants, SFAS No. 150 was generally effective for financial instruments entered into or modified after May 31, 2003, and otherwise at the beginning of the first interim period beginning after June 15, 2003. The effective date has been deferred indefinitely for certain types of mandatorily redeemable financial instruments. Merchants currently does not have any financial instruments that are within the scope of SFAS No. 150.

In December 2003 the FASB issued Interpretation No. 46 (revised), "Consolidation of Variable Interest Entities" ("FIN No. 46R"), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and, accordingly, should consolidate the variable interest entity ("VIE"). FIN No. 46R replaces FIN No. 46 that was issued in January 2003. Merchants is required to apply FIN No. 46R to variable interests generally as of March 31, 2004, and to special-purpose entities as of December 31, 2003. For any VIEs that must be consolidated under FIN No. 46R that were created before January 1, 2004, the assets, liabilities and non-controlling interest of the VIE initially would be measured at their carrying amounts, and any difference between the net amount added to the balance sheet and any previously recognized interest would be recorded as a cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN No. 46R first applies may be used to measure the assets, liabilities and non-controlling interest of the VIE. Merchants held no interests in special-purpose entities as of December 31, 2003. Adoption of FIN No. 46R with respect to other types of VIEs in the first quarter of 2004 is not expected to have a significant impact on Merchants' consolidated financial statements.

In December 2003 the FASB issued SFAS No. 132 (revised), "Employers' Disclosures about Pensions and Other Postretirement Benefits." SFAS No. 132 (revised) prescribes employers' disclosures about pension plans and other postretirement benefit plans, but it does not change the measurement or recognition of those plans. The statement retains and revises the disclosure requirements contained in the original SFAS No. 132. It also requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit costs of defined benefit pension plans and other postretirement benefit plans. SFAS No. 132 (revised) generally is effective for fiscal years ending after December 15, 2003. Merchants' disclosures in Note 5 to the Consolidated Financial Statements incorporate the revised disclosure requirements. Certain disclosures are also required in financial statements for interim periods beginning after December 15, 2003.


LIQUIDITY AND CAPITAL RESOURCE MANAGEMENT

General

Liquidity, as it pertains to banking, can be defined as the ability to meet cash commitments at all times in the most economical way to satisfy loan and deposit withdrawal demand, and to meet other business opportunities that require cash. Sources of liquidity for banks include short-term liquid assets, cash generated from loan repayments and amortization, borrowing, deposit generation and earnings. Merchants has a number of sources of liquid funds, including $25 million in available Federal Funds lines of credit with correspondent banks at year-end 2003; an overnight line of credit with the Federal Home Loan Bank ("FHLB") of $15 million; an estimated additional borrowing capacity with the FHLB of $100 million; and the ability to borrow through the use of repurchase agreements, collateralized by Merchants' investments, with certain approved counterparties. Merchants' investment portfolio, which totaled $340 million at December 31, 2003, is actively managed by the ALCO and is a strong source of cash flow for Merchants. The portfolio is fairly liquid, with a weighted average life of approximately 2.8 years, and is available to be used as a source of funds, if needed.

Contractual Obligations

Merchants has certain long-term contractual obligations; including long-term debt agreements, operating leases for branch operations, and time deposits. The maturity schedules for these obligations are as follows:

(In thousands)	Less than One year	One Year To Three Years	Three Years To Five Years	Over Five Years	Total

Debt Maturities	$ 1,911	$ 1,660	$ 950	$2,097	$ 6,618
Operating Lease Payments	546	832	642	1,946	3,966
Time Deposits	149,061	26,887	21,968	39	197,955

	$151,518	$ 29,379	$23,560	$4,082	$208,539

Commitments and Off-Balance Sheet Risk

Merchants is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments primarily include commitments to extend credit and financial guarantees. Such instruments involve, to varying degrees, elements of credit and interest rate risk that are not recognized in the accompanying Consolidated Balance Sheets.

Exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and financial guarantees written is represented by the contractual amount of those instruments. Merchants uses the same credit policies in making commitments as it does for on-balance sheet instruments. The contractual amounts of these financial instruments at December 31, 2003, are as follows:

(In thousands)	Contractual Amount

Financial Instruments Whose Contract Amounts Represent Credit Risk:
Commitments to Originate Loans	$ 19,360
Unused Lines of Credit	103,941
Standby Letters of Credit	6,984
Loans Sold with Recourse	71
Equity Commitments to Affordable Housing Limited Partnerships	8,396

Commitments to originate loans are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments to originate loans generally have expiration dates within 60 days of the commitment. Unused lines of credit have expiration dates ranging from one to two years from the date of the commitment. Since a portion of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent a future cash requirement. Merchants evaluates each customer's creditworthiness on a case-by-case basis. Upon extension of credit Merchants obtains an appropriate amount of real and/or personal property as collateral based on management's credit evaluation of the counterparty.


FASB Interpretation No. 45 ("FIN No. 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others; an Interpretation of FASB Statements No. 5, 57, and 107, and rescission of FASB Interpretation No. 34," requires certain disclosures and liability-recognition for the fair value at issuance of guarantees that fall within its scope. Under FIN No. 45, Merchants does not issue any guarantees that would require liability-recognition or disclosure, other than its standby letters of credit. Merchants has issued conditional commitments in the form of standby letters of credit to guarantee payment on behalf of a customer and guarantee the performance of a customer to a third party. Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit totaled approximately $7.0 million and $6.3 million at December 31, 2003 and 2002, respectively and represent the maximum potential future payments Merchants could be required to make. Typically, these instruments have terms of 12 months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance sheet instruments. Merchants' policies governing loan collateral apply to standby letters of credit at the time of credit extension. Loan-to-value ratios are generally consistent with loan-to-value requirements for other commercial loans secured by similar types of collateral. The fair value of Merchants' standby letters of credit at December 31, 2003 and 2002, was insignificant.

Equity commitments to affordable housing partnerships represent funding commitments by Merchants to certain limited partnerships. These partnerships were created for the purpose of acquiring, constructing and/or redeveloping affordable housing projects. The funding of these commitments is generally contingent upon substantial completion of the project and none extend beyond the fifth anniversary of substantial completion.

Capital Resources

Capital growth is essential to support deposit and asset growth and to ensure the strength and safety of Merchants. Net income increased Merchants' capital by $11.6 million in 2003, $12.6 million in 2002 and $12.2 million in 2001. Payment of dividends decreased Merchants' capital by $6.2 million, $5.7 million and $5.2 million during 2003, 2002 and 2001, respectively. Stock repurchases decreased Merchants' capital by $713 thousand, $1.2 million and $1.7 million in 2003, 2002 and 2001, respectively. In addition changes in the market value of Merchants' available for sale investment portfolio decreased capital by $2.6 million in 2003. Because of market value losses and the low interest rate environment, Merchants' pension plan was underfunded by $2.8 million at December 31, 2002. This resulted in a $4.5 million pre-tax charge to equity for a minimum pension liability adjustment at December 31, 2002. The tax-effected adjustment totaled $2.9 million and was recorded as a reduction in Accumulated Other Comprehensive Income at December 31, 2002, which decreased Merchants' capital accordingly. Merchants made a $750 thousand contribution to the pension plan during 2003. This, coupled with increases in the market value of plan assets, led to a decrease of $579 thousand in the minimum pension liability at December 31, 2003. The tax-effected adjustment was a $377 thousand increase in Accumulated Other Comprehensive Income at December 31, 2003.

Merchants is subject to various regulatory capital requirements administered by banking regulatory agencies. To be considered adequately capitalized under the regulatory framework for prompt corrective action, Merchants must maintain minimum levels of Tier 1 Leverage, Tier 1 Risk-Based and Total Risk-Based Capital. Merchants was considered well capitalized by the regulators at December 31, 2003. The ratios for Merchants are set forth below:

(In thousands)	Amount	Actual Percentage

Tier 1 Risk-Based Capital	$83,831	12.99%
Total Risk-Based Capital	91,749	14.22%
Tier 1 Leverage Capital	83,831	8.70%

In January 2001 Merchants' Board of Directors approved a stock repurchase program. The program has been extended until January 2005. Under the program, Merchants is authorized to repurchase up to 300 thousand shares of its common stock. As of December 31, 2003, Merchants had purchased 178 thousand shares of its common stock on the open market under the program at an average per share price of $21.52.


ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

RISK MANAGEMENT

General

Management and the Board of Directors of Merchants are committed to sound risk management practices throughout the organization. Merchants has developed and implemented a centralized risk management monitoring program. Risks associated with Merchants' business activities and products are identified and measured as to probability of occurrence and impact on Merchants (low, moderate, or high), and the control or other activities in place to manage those risks are identified and assessed. Periodically, department-level and senior managers re-evaluate and report on the risk management processes for which they are responsible. This documented program provides management with a comprehensive framework for monitoring Merchants' risk profile from a macro perspective; it also serves as a tool for assessing internal controls over financial reporting as required under the FDICIA and the Sarbanes-Oxley Act of 2002.

Market Risk

Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates/prices such as interest rates, foreign currency exchange rates, commodity prices, and equity prices. Merchants' primary market risk exposure is interest rate risk. An important component of Merchants' asset and liability management process is the ongoing monitoring and management of this risk, which is governed by established policies that are reviewed and approved annually by Merchants' Board of Directors. The Investment policy details the types of securities that may be purchased, and establishes portfolio limits and maturity limits for the various sectors. The Investment policy also establishes specific investment quality limits. The Board of Directors delegates responsibility for carrying out the asset/liability management policies to the ALCO. In this capacity the ALCO develops guidelines and strategies impacting Merchants' asset and liability management related activities based upon estimated market risk sensitivity, policy limits and overall market interest rate levels and trends. Merchants has an outside investment advisory firm which helps it identify opportunities for increased yield, without significantly increasing risk, in the investment portfolio. The firm specializes in stable value and fixed income portfolios, and has a staff of investment professionals who research and track each bond. The ALCO has a weekly conference call with the investment advisor. During these calls the ALCO and the investment advisor discuss trading activity from the previous week, and set strategy for the ensuing week. Additionally, any specific bonds or sectors that require additional attention are discussed on these calls. The investment advisory firm meets with the ALCO committee of Merchants' Board of Directors to perform a portfolio review on a quarterly basis. They report on the overall performance of the portfolio and perform modeling of the cash flow, effective duration, and yield characteristics of the portfolio under various interest rate scenarios. The investment advisors also review and provide detail on individual holdings in the portfolio. During the course of the last year, Merchants' position in corporate debt securities increased to $40.30 million. Management feels that opportunities for increased yield, without taking on undue risk, exist in the corporate market. Merchants currently limits its position in corporate debt securities to approximately 50% of capital and generally purchases corporate securities with a rating of A or above. Merchants also invested $37.88 million in Commercial Mortgage Backed Securities, another area management feels has the opportunity for increased yield without taking on undue risk. The goal is to enhance performance on an absolute and risk-adjusted basis.

Included in the securities available for sale portfolio is an asset backed security issued in connection with a securitization of medical equipment leases. The servicer for the payments on these leases declared bankruptcy in July 2003. At December 31, 2003, the cost basis of the bond was $4.81 million and the market value was $3.92 million, resulting in an unrealized loss of $888 thousand, or 18.5%. The bond owned by Merchants is in the first, and accordingly the most secure, tranche of the securitization. The bond started trading below par in August 2003 and was rated investment grade by Moody's and Fitch at December 31, 2003. There has been very little trading in the bonds and the market value has changed very little since August. The bond carries credit enhancements in the form of overcollateralization and subordination. Merchants evaluated this investment for other-than-temporary impairment at year-end and determined that a write-down of the investment was not necessary at that date. Principal payments on the bond had been withheld since August 2003 because of incorrectly prepared servicing reports. On February 4, 2004, the bankruptcy court approved a settlement agreement transferring servicing to an affiliate of the trustee. On March 3, 2004, Merchants received a payment representing principal payments from August 2003 through January 2004 totaling $566 thousand. The substitute servicer released corrected servicing reports on February 27, 2004. Merchants had anticipated the release of the corrected servicing reports, and based on conversations with its investment advisor and because of the uncertainty surrounding the servicer and the transfer of servicing, expected elevated levels of delinquencies. The


reports released on February 27, 2004, showed a delinquency rate of approximately 45%, significantly higher than Merchants had anticipated; over half of those delinquencies were in technical default status. The bond was downgraded below investment grade by Fitch on March 8, 2004. Based upon management's consideration of these recent events, Merchants liquidated its position on March 8, 2004, recognizing a loss of $778 thousand on the sale.

Upon further detailed evaluation of the investment portfolio, the ALCO identified approximately $37 million in securities that it plans to sell. These sales will generate a gain of approximately $560 thousand. Most of the bonds identified for sale are in the Asset-backed security portfolio. After the security sales Merchants' asset-backed position will be reduced to approximately $16 million. In most instances the sale of the bonds will eliminate or reduce exposure to a specific market segment, or to a specific servicer. The proceeds from these sales will be used to pay down short term FHLB borrowings. Merchants had continued its balance sheet leverage strategy during 2004. This sale will unwind the additional leverage Merchants had put on the balance sheet during the first two months of the year. After the sales Merchants' investment portfolio will be approximately $340 million, and its short term FHLB borrowing position will be approximately $35 million.

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

The ALCO is responsible for evaluating and managing the interest rate risk which arises naturally from imbalances in repricing, maturity and cash flow characteristics of Merchants' assets and liabilities. Techniques used by the ALCO take into consideration the cash flow and repricing attributes of balance sheet and off-balance sheet items and their relation to possible changes in interest rates. The ALCO manages its interest rate exposure primarily by using on-balance sheet strategies, generally accomplished through the management of the duration, rate sensitivity and average lives of the Company's various investments, and by extending or shortening maturities of borrowed funds, as well as carefully managing and monitoring the pricing of loans and deposits. The ALCO also uses off-balance sheet strategies, such as interest rate caps and floors and interest rate swaps, to help minimize the Company's exposure to changes in interest rates. The ALCO uses an outside investment advisor to recommend investments and assist in transaction execution, and an outside ALCO consultant to perform rate shocks of its balance sheets and a variety of other analyses for the Committee. The ALCO is responsible for ensuring that the Board of Directors receives accurate information regarding Merchants' interest rate risk position at least quarterly. The investment advisor and ALCO consultant meet jointly with the ALCO and the Asset/Liability Committee of the Board of Directors on a quarterly basis to review current position and discuss future strategies. This review shows that Merchants' one year interest rate sensitivity gap has shifted from an almost neutral position one year ago to a $30.55 million liability-sensitive position. As Merchants' has continued to fully invest its cash position, and strategically increase and reposition its investment portfolio using short-term borrowings, the leverage on the balance sheet has caused a shift to a liability sensitive position. Because of the current rate environment, the consultant modified his rate shock model and modeled a 100 basis point decrease as well as a 200 basis point rate increase.

Merchants has established a target range for the change in net interest income, given a 200 basis point change in interest rates, of zero to 7.5%. The net interest income simulation as of December 31st showed that the change in net interest income for the next 12 months from Merchants' expected or "most likely" forecast was as follows:

Rate Change	Percent Change in Net Interest Income

Up 200 basis points	(0.04)%
Down 100 basis points	(1.87%)

The analysis currently shows some margin compression in the first year in both the rising and falling rate scenarios; if rates fall further it will be difficult for Merchants to lower deposit rates enough to compensate for anticipated decreases in loan rates. In a rising rate scenario, market rate increases affect the liability base faster than the asset side of the balance sheet. The model shows that after deposit costs begin to stabilize, margins begin to widen and net interest income increases. The degree to which this exposure materializes will depend, in part, on Merchants' ability to manage deposit rates as interest rates rise or fall.


The analysis discussed above includes no growth assumptions. The consultant also runs additional simulations, modeling an upward movement in rates with a flattening yield curve, and a simulation using Merchants' current growth assumptions. The growth model shows that margin dollars increase in all scenarios as Merchants continues to grow its balance sheet. The flattening yield curve scenario resulted in additional margin compression. These types of dynamic analyses give the ALCO a more thorough understanding of how Merchants' balance sheet will perform in a variety of rate environments.

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

The most significant factors affecting market risk exposure of net interest income during the year ended December 31, 2003, were (i) the shape and level and size of the U.S. Government securities and interest rate swap yield curve, (ii) changes in the size and composition of the investment portfolio, (iii) changes in the composition and size of the loan portfolio, and (iv) reduction of deposit interest expense. During 2003 the yield curve fell significantly in both the 5-year and 10-year terms reaching lows of 2.02% and 3.10% during June of 2003, a decrease of 89 and 72 basis points, respectively, from December 31, 2002, levels. As a result, projected mortgage and loan prepayments increased throughout 2003 as interest rates reached levels not seen in 40 years. Because of historically low rates and increased loan cash inflows, effective duration estimates for loans and mortgage-backed securities became much shorter in 2003 than in 2002.

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

The model used to perform the balance sheet simulation assumes a parallel shift of the yield curve over twelve months and reprices every interest-bearing asset and liability on Merchants' balance sheet. The model uses contractual repricing dates for variable products, contractual maturities for fixed rate products, and product-specific assumptions for deposits such as Free Checking for Life® accounts and Money Market accounts which are subject to repricing based on current market conditions. Investment securities with call provisions are examined on an individual basis in each rate environment to estimate the likelihood of a call. The model also assumes that the rate at which certain mortgage related assets prepay will vary as rates rise and fall, based on prepayment estimates derived from the Office of Thrift Supervision Net Portfolio Value Model.

Merchants' interest rate sensitivity gap ("gap") is pictured below as of December 31, 2003. Interest rate gap analysis provides a static view of the maturity and repricing characteristics of Merchants' on and off balance sheet positions. Gap is defined as the difference between assets and liabilities repricing or maturing within specified periods. An asset-sensitive position (positive gap) indicates that there are more rate-sensitive assets than rate-sensitive liabilities repricing or maturing within a specified time period, which would imply a favorable impact on net interest income during periods of rising interest rates. Conversely, a liability-sensitive position (negative gap) generally implies a favorable impact on net interest income during periods of falling interest rates. There are certain limitations inherent in a static gap analysis. These limitations include the fact that it is a static measurement and that it does not reflect the degrees to which interest earning assets and interest bearing deposits may respond non-proportionally to changes in market interest rates. Although the ALCO reviews all assumptions used in the model in detail, assets and liabilities do not always have clear repricing dates, and may reprice earlier or later than assumed in the model.


	Repricing Date
(In thousands)	One Day To Six Months	Over Six Months To One Year	One Year To Five Years	Over Five Years	Total

Assets
Loans	$317,241	$ 54,265	$161,968	$ 35,523	$568,997
U.S. Treasury & Agency Securities	7,102	8,096	13,083	--	28,281
Mortgage Backed Securities and Collateralized Mortgage Obligations	37,532	28,163	117,496	39,373	222,564
Other Securities	7,445	6,271	55,394	19,627	88,737
Other Assets	--	--	--	61,323	61,323

Total Assets	$369,320	$ 96,795	$347,941	$155,846	$969,902

Liabilities and Shareholders' Equity
Noninterest-bearing Deposits	$ --	$ --	$--	$110,241	$110,241
Interest-bearing Deposits	371,772	66,218	259,813	39	697,842
Short-term Borrowings	57,058	--	--	--	57,058
Other Liabilities	--	--	--	11,830	11,830
Long-Term Debt	1,305	309	2,597	2,407	6,618
Shareholders' Equity	--	--	--	86,313	86,313

Total Liabilities and Shareholders' Equity	$430,135	$ 66,527	$262,410	$210,830	$969,902

Cumulative Gap	$ (60,815)	$(30,547)	54,984
Gap as a % of Total Earning Assets	-6.69%	-3.36%	6.05%

Based on historical experience and Merchants' internal repricing policies, it is Merchants' practice to present repricing of statement savings, savings deposits, Free Checking for Life® and NOW account balances in the "One Year To Five Years" category. Merchants' experience has shown that the rates on these deposits tend to be less rate-sensitive than other types of deposits.

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


ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Merchants Bancshares, Inc.
Consolidated Balance Sheets

			December 31, 2003	December 31, 2002
	(In thousands except share and per share data)

	ASSETS
	Cash and Due from Banks		$ 34,891	$ 37,046
	Federal Funds Sold and Other Short-term Investments		--	31,500
	Investments:
	Securities Available for Sale		304,857	217,755
	Securities Held to Maturity (Fair Value of $36,725 and $54,972)		34,725	51,614

	Trading Securities		755	846

	Total Investments		340,337	270,215

	Loans		568,997	495,588
	Less: Allowance for Loan Losses		7,954	8,497

	Net Loans		561,043	487,091

	Federal Home Loan Bank Stock		4,020	3,632
	Bank Premises and Equipment, Net		13,057	11,400
	Investment in Real Estate Limited Partnerships		5,466	3,551
	Other Assets		11,088	10,060

	Total Assets		$969,902	$854,495

	LIABILITIES
	Deposits:
	Demand		$110,241	$102,554
	Savings, NOW and Money Market Accounts		499,887	467,430
	Time Deposits $100 Thousand and Greater		45,260	37,916
	Other Time		152,695	147,374

	Total Deposits		808,083	755,274

	Demand Note Due U.S. Treasury		2,058	4,000
	Other Short-term Borrowings		55,000	--
	Other Liabilities		11,830	10,086
	Long-Term Debt		6,618	2,377

	Total Liabilities		883,589	771,737

	Commitments and Contingencies (Note 14)
	SHAREHOLDERS' EQUITY
	Preferred Stock Class A Non-Voting
	Authorized - 200,000, Outstanding 0		--	--
	Preferred Stock Class B Voting
	Authorized - 1,500,000, Outstanding 0		--	--
	Common Stock, $.01 Par Value		67	67
	Shares Authorized	10,000,000
Issued,	Current Period	6,651,760
	Prior Period	6,651,760
Outstanding,	Current Period	5,931,722
	Prior Period	5,925,082
	Capital in Excess of Par Value		34,058	33,664
	Retained Earnings		61,254	55,827
	Treasury Stock, At Cost		(11,350)	(10,980)
	Current Period Shares	720,038
	Prior Period Shares	726,678
	Deferred Compensation Arrangements		3,565	3,194
	Accumulated Other Comprehensive (Loss) Income		(1,281)	986

	Total Shareholders' Equity		86,313	82,758

	Total Liabilities and Shareholders' Equity		$969,902	$854,495

See accompanying notes to the consolidated financial statements


Merchants Bancshares, Inc.
Consolidated Statements of Operations
	Years Ended December 31,
(In thousands except share and per share data)	2003	2002	2001

INTEREST AND DIVIDEND INCOME:
Interest and Fees on Loans	$ 32,540	$ 34,131	$ 39,869
Interest and Dividends on Investments:
U.S. Treasury and Agency Obligations	7,812	11,168	10,438
Other	5,209	3,051	3,691

Total Interest and Dividend Income	45,561	48,350	53,998

INTEREST EXPENSE:
Savings, NOW and Money Market Accounts	2,918	5,312	10,520
Time Deposits $100 Thousand and Greater	1,354	1,331	1,651
Other Time Deposits	3,246	4,257	6,151
Other Borrowed Funds	254	28	84
Long-term Debt	161	88	76

Total Interest Expense	7,933	11,016	18,482

Net Interest Income	37,628	37,334	35,516
Provision for Loan Losses	--	(945)	(1,004)

Net Interest Income after Provision for Loan Losses	37,628	38,279	36,520

NONINTEREST INCOME:
Trust Company Income	1,406	1,593	1,632
Service Charges on Deposits	4,453	4,102	3,942
Settlement Proceeds	--	449	312
Gains on Sales of Loans	--	--	616
Net Gains (Losses) on Sale of Investment Securities	1,420	610	(224)
Other	2,291	1,900	2,237

Total Noninterest Income	9,570	8,654	8,515

NONINTEREST EXPENSES:
Salaries and Wages	11,566	11,328	11,204
Employee Benefits	3,571	3,349	2,999
Occupancy Expense, Net	2,785	2,583	2,474
Equipment Expense	2,624	2,484	2,474
Legal and Professional Fees	1,467	1,542	1,880
Marketing	1,534	1,181	1,656
Equity in Losses of Real Estate Limited Partnerships	1,615	1,317	813
State Franchise Taxes	787	817	139
Other	5,285	4,898	5,135

Total Noninterest Expenses	31,234	29,499	28,774

Income before Provision for Income Taxes	15,964	17,434	16,261
Provision for Income Taxes	4,372	4,817	4,097

NET INCOME	$ 11,592	$ 12,617	$ 12,164

Basic Earnings Per Common Share	$ 1.87	$ 2.05	$ 1.99
Diluted Earnings Per Common Share	$ 1.86	$ 2.02	$ 1.98

Weighted Average Common Shares Outstanding	6,183,919	6,163,546	6,097,775
Weighted Average Diluted Shares Outstanding	6,247,444	6,231,316	6,135,840

See accompanying notes to the consolidated financial statements.

Merchants Bancshares, Inc.
Consolidated Statements of Comprehensive Income

	Years Ended December 31,
(In thousands)	2003	2002	2001

Net Income	$11,592	$12,617	$12,164
Change in Net Unrealized Appreciation of Securities
Available for Sale, Net of Taxes of $(908), $1,587, and $444	(1,706)	2,947	824
Add: Reclassification Adjustments for
Securities (Gains) Losses Included in Net Income,
Net of Taxes of $(497), $(213), and $79	(923)	(397)	145
Minimum Pension Liability Adjustment,
Net of Taxes of $202 and $(1,560)	377	(2,897)	-

Comprehensive Income Before Impact of Transfers	9,340	12,270	13,133
Impact of Transfer of Securities from Available for Sale
to Held to Maturity, Net of Taxes of $(8), $(13), and $5	(15)	(24)	9
Impact of Transfer of Securities from Held to Maturity
to Available for Sale, Net of Taxes of $216	-	-	402

Comprehensive Income	$ 9,325	$12,246	$13,544

See accompanying notes to the consolidated financial statements.

Merchants Bancshares, Inc.
Consolidated Statements of Changes in Shareholders' Equity
For the Years Ended December 31, 2003, 2002, and 2001

(In thousands except per share data)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Deferred Compensation Arrangements	Accumulated Other Comprehensive (Loss) Income	Total

Balance at December 31, 2000	$67	$33,053	$41,902	$(10,124)	$2,575	$ (23)	$67,450
Net Income	--	--	12,164	--	--	--	12,164
Purchase of Treasury Stock	--	--	--	(1,663)	--	--	(1,663)
Distribution of Treasury Stock
In Lieu of Cash Dividend	--	202	--	811	207	--	1,220
Issuance of Stock under
Deferred Compensation Arrangements	--	--	--	52	(52)	--	--
Dividends Paid ($0.88 per share)	--	--	(5,181)	--	--	--	(5,181)
Issuance of Stock under
Employee Stock Option Plans	--	(23)	--	90	--	--	67
Unearned Compensation --
Restricted Stock Awards	--	--	--	--	(23)	--	(23)
Deferred Compensation Arrangements	--	--	--	--	152	--	152
Distribution of Fractional Shares	--	(3)	--	--	--	--	(3)
Change in Net Unrealized Appreciation
of Securities Available for Sale, Net of Tax	--	--	--	--	--	969	969
Impact of Transfer of Securities Available
for Sale to Held to Maturity, Net of Tax	--	--	--	--	--	9	9
Impact of Transfer of Securities Held to
Maturity to Available for Sale, Net of Tax	--	--	--	--	--	402	402

Balance at December 31, 2001	$67	$33,229	$48,885	$(10,834)	$2,859	$1,357	$75,563

Net Income	--	--	12,617	--	--	--	12,617
Purchase of Treasury Stock	--	--	--	(1,196)	--	--	(1,196)
Distribution of Treasury Stock
In Lieu of Cash Dividend	--	504	--	476	236	--	1,216
Issuance of Stock under
Deferred Compensation Arrangements	--	--	--	49	(49)	--	--
Dividends Paid ($0.96 per share)	--	--	(5,675)	--	--	--	(5,675)
Issuance of Stock under
Employee Stock Option Plans	--	(69)	--	525	--	--	456
Unearned Compensation --
Restricted Stock Awards	--	--	--	--	(27)	--	(27)
Deferred Compensation Arrangements	--	--	--	--	175	--	175
Change in Net Unrealized Appreciation
of Securities Available for Sale, Net of Tax	--	--	--	--	--	2,550	2,550
Impact of Transfer of Securities Available
for Sale to Held to Maturity, Net of Tax	--	--	--	--	--	(24)	(24)
Minimum Pension Liability Adjustment,
Net of Tax	--	--	--	--	--	(2,897)	(2,897)

Balance at December 31, 2002	$67	$33,664	$55,827	$(10,980)	$3,194	$ 986	$82,758

Net Income	--	--	11,592	--	--	--	11,592
Purchase of Treasury Stock	--	--	--	(713)	--	--	(713)
Distribution of Treasury Stock
In Lieu of Cash Dividend	--	380	--	169	266	--	815
Issuance of Stock under
Deferred Compensation Arrangements	--	--	--	59	(59)	--	--
Dividends Paid ($1.04 per share)	--	--	(6,165)	--	--	--	(6,165)
Issuance of Stock under
Employee Stock Option Plans	--	14	--	115	--	--	129
Unearned Compensation --
Restricted Stock Awards	--	--	--	--	(28)	--	(28)
Deferred Compensation Arrangements	--	--	--	--	192	--	192
Change in Net Unrealized Appreciation
of Securities Available for Sale, Net of Tax	--	--	--	--	--	(2,629)	(2,629)
Impact of Transfer of Securities Available
for Sale to Held to Maturity, Net of Tax	--	--	--	--	--	(15)	(15)
Minimum Pension Liability Adjustment,
Net of Tax	--	--	--	--	--	377	377

Balance at December 31, 2003	$67	$34,058	$61,254	$(11,350)	$3,565	$(1,281)	$86,313

See accompanying notes to the consolidated financial statements.

Merchants Bancshares, Inc. Consolidated Statements of Cash Flows

For the years ended December 31,	2003	2002	2001

(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$11,592	$12,617	$12,164
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Provision for Loan Losses	--	(945)	(1,004)
Deferred Tax Expense (Benefit)	2,061	151	(375)
Depreciation and Amortization	5,227	3,700	2,355
Net (Gains) Losses on Sales of Investment Securities	(1,420)	(610)	224
Net Gains on Sales of Loans	--	--	(616)
Net Losses (Gains) on Disposition of Premises and Equipment	71	(559)	126
Net Gains on Sales of Other Real Estate Owned	(8)	(30)	(34)
Equity in Losses of Real Estate Limited Partnerships	1,615	1,317	829
Changes in Assets and Liabilities:
Decrease (Increase) in Interest Receivable	151	(714)	610
(Increase) Decrease in Other Assets	(2,458)	682	175
Decrease in Interest Payable	(68)	(711)	(975)
Increase (Decrease) in Other Liabilities	2,488	(1,694)	1,896

Net Cash Provided by Operating Activities	19,251	13,204	15,375

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from Sales of Investment Securities Available for Sale	100,390	26,046	25,604
Proceeds from Maturities of Investment Securities Available for Sale	80,959	55,001	35,194
Proceeds from Maturities of Investment Securities Held to Maturity	16,856	17,678	20,461
Purchases of Investment Securities Available for Sale	(274,077)	(153,965)	(79,620)
Purchases of Investment Securities Held to Maturity	--	--	(204)
Loan Originations in Excess of Principal Payments	(76,528)	(15,233)	(9,624)
Purchases of Federal Home Loan Bank Stock	(388)	(12)	(258)
Proceeds from Sales of Loans, Net	2,576	--	5,469
Proceeds from Sales of Premises and Equipment	--	761	--
Proceeds from Sales of Other Real Estate Owned	65	244	1,605
Investments in Real Estate Limited Partnerships	(3,530)	(1,287)	(1,433)
Purchases of Bank Premises and Equipment	(3,567)	(1,665)	(1,402)

Net Cash Used in Investing Activities	(157,244)	(72,432)	(4,208)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Increase in Deposits	52,809	43,462	48,699
Net Increase (Decrease) in Short-term Borrowings	53,058	2,752	(4,568)
Proceeds from Long-term Debt	4,875	--	--
Principal Payments on Long-term Debt	(634)	(77)	(74)
Cash Dividends Paid	(5,350)	(4,459)	(3,961)
Purchases of Treasury Stock	(713)	(1,196)	(1,663)
Increase in Deferred Compensation Arrangements	164	148	129
Proceeds from Exercises of Stock Options	129	456	67

Net Cash Provided by Financing Activities	104,338	41,086	38,629

(Decrease) Increase in Cash and Cash Equivalents	(33,655)	(18,142)	49,796
Cash and Cash Equivalents Beginning of Year	68,546	86,688	36,892

Cash and Cash Equivalents End of Period	$34,891	$68,546	$86,688

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Total Interest Payments	$ 8,001	$11,727	$19,457
Total Income Tax Payments	5,112	5,300	4,950
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Distribution of Stock Under Deferred Compensation Arrangements	59	49	52
Distribution of Treasury Stock in Lieu of Cash Dividend	815	1,216	1,220
Transfer of Loans to Other Real Estate Owned	--	46	1,419

See accompanying notes to consolidated financial statements.


Merchants Bancshares, Inc.
Notes to Consolidated Financial Statements
December 31, 2003, 2002 and 2001

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Merchants Bancshares, Inc. and its wholly owned subsidiaries Merchants Bank and Merchants Properties, Inc.; as well as Merchants Bank's wholly owned subsidiary Merchants Trust Company (collectively "Merchants"). All material intercompany accounts and transactions are eliminated in consolidation. Merchants Bank and Merchants Trust Company offer a full range of deposit, loan, cash management, and trust services to meet the financial needs of individual consumers, businesses and municipalities at 35 full-service banking locations throughout the state of Vermont.

Management's Use of Estimates in Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of income and expenses during the reporting periods. The most significant estimates include those used in determining the allowance for loan losses, income taxes, and interest income recognition on loans. Operating results in the future may vary from the amounts derived from management's estimates and assumptions.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand, amounts due from banks, Federal funds sold, and securities purchased under resale agreements in the accompanying consolidated statements of cash flows. Securities purchased under resale agreements are short-term fixed rate agreements, such agreements are treated as secured obligations and the right to resell the securities are reflected as an asset on Merchants' consolidated balance sheets.

Investment Securities

Merchants classifies certain of its investments in debt securities as held to maturity, which are carried at amortized cost if Merchants has the positive intent and ability to hold such securities to maturity. Investments in debt securities that are not classified as held to maturity and equity securities that have readily determinable fair values are classified as available for sale securities or trading securities. Trading securities are investments purchased and held principally for the purpose of selling in the near term; available for sale securities are investments not classified as trading or held to maturity. Available for sale securities are carried at fair value which is measured at each reporting date. The resulting unrealized gain or loss is reflected in accumulated other comprehensive income net of the associated tax effects. Trading securities are also carried at fair value, gains and losses are recognized through the statements of operations.

Transfers from securities available for sale to securities held to maturity are recorded at the securities' fair values on the date of the transfer. Any net unrealized gains or losses continue to be reported as a separate component of shareholders' equity, on a net of tax basis. As long as the securities are carried in the held to maturity portfolio, such amounts are amortized over the estimated remaining life of the transferred securities as an adjustment to yield in a manner consistent with the amortization of premiums and discounts. Net amortization of such amounts totaled $15 thousand and $24 thousand in 2003 and 2002, respectively, and net accretion of such amounts totaled $9 thousand in 2001.

Transfers from securities held to maturity to available for sale are recorded at the securities' amortized cost, increased or decreased by any net unrealized gains or losses, net of taxes, at the date of the transfer.

Interest and dividend income, including amortization of premiums and discounts, is recorded in earnings for all categories of investment securities. Discounts and premiums related to debt securities are amortized using a method which approximates the level-yield method. The gain or loss recognized on the sale of an investment security is based upon the adjusted cost of the specific security.


Management reviews reductions in fair value below book value to determine whether the impairment is other than temporary. If the impairment is determined to be other than temporary in nature, the carrying value of the security is written down to the appropriate level by a charge to earnings in the period of determination.

Federal Home Loan Bank of Boston Stock

As a member of the Federal Home Loan Bank of Boston ("FHLB"), Merchants is required to hold stock in the FHLB. FHLB stock is carried at cost since there is no readily available market value. The stock cannot be sold, but can be redeemed by the FHLB at cost.

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

In addition, Federal regulatory agencies, as an integral part of their examination process, periodically review Merchants' Allowance and may require Merchants to recognize additions to the Allowance based on their judgments about information available to them at the time of their examination, which may not be currently available to management.

Factors considered in evaluating the adequacy of the Allowance include previous loss experience, the size and composition of the portfolio, current economic and real estate market conditions and their affect on the borrowers, the performance of individual loans in relation to contract terms, and estimated fair market values of collateral properties.

A loan is considered impaired, based on current information and events, if it is probable that Merchants will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Impairment on collateral-dependent loans, which comprise a significant majority of Merchants' loan portfolio, is measured based on the fair value of collateral. Unsecured loans are measured for impairment based on expected future cash flows, discounted at the historical effective interest rate. Loans continue to be classified as impaired unless they are brought fully current and the collection of scheduled interest and principal is considered probable.

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

While a loan is classified as nonaccrual and the future collectibility of the recorded loan balance is uncertain, any payments received are generally applied to reduce the principal balance. When the future collectibility of the recorded loan balance is expected, interest income may be recognized on a cash basis. In the case where a nonaccrual loan had been partially charged-off, recognition of interest on a cash basis is limited to that which would have been recognized on the recorded loan balance at the contractual interest rate. Interest collections in excess of that amount are recorded as recoveries to the Allowance until prior charge-offs have been fully recovered.


Premises and Equipment

Premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are provided using straight-line and accelerated methods at rates that depreciate the original cost of the premises and equipment over their estimated useful lives. Expenditures for maintenance, repairs and renewals of minor items are generally charged to expense as incurred. When premises and equipment are replaced, retired, or deemed no longer useful they are written down to estimated selling price less costs to sell by a charge to current earnings.

Gains and Losses on Sales of Loans

Gains and losses on sales of loans are recognized based upon the difference between the selling price and the carrying amount of loans sold. Gains and losses are adjusted for servicing rights resulting from the sale of certain loans with servicing rights retained. Deferred loan costs and fees are recognized in income at the time such loans are sold.

Income Taxes

Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. Low-income housing tax credits and historic rehabilitation credits are recognized as a reduction of income tax expense in the year in which they are earned.

Investments in Real Estate Limited Partnerships

Merchants has investments in various real estate limited partnerships that acquire, develop, own and operate low and moderate-income housing. Merchants' ownership interest in these limited partnerships ranges from 3.3% to 99% as of December 31, 2003. Merchants accounts for its investments in limited partnerships, where Merchants neither actively participates nor has a controlling interest, under the equity method of accounting. Merchants consolidates the financial statements of the only limited partnership in which it is the general partner, actively involved in management, and has a controlling interest.

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

Other Real Estate Owned

Collateral acquired through foreclosure is recorded at the lower of cost or fair value, less estimated costs to sell, at the time of acquisition. Merchants' premises held for sale are recorded at the lower of cost or market, less estimated costs to sell, at the date of transfer. Subsequent decreases in the fair value of other real estate owned ("OREO") are reflected as a write-down and charged to expense. Net operating income or expense related to foreclosed property and Merchants' premises held for sale is included in noninterest expense in the accompanying consolidated statements of operations. There are inherent uncertainties in the assumptions with respect to the estimated fair value of other real estate owned. Because of these inherent uncertainties, the amount ultimately realized on OREO may differ from the amounts reflected in the consolidated financial statements.

Recent Accounting Pronouncements

In December 2003 the FASB issued SFAS No. 132 (revised), "Employers' Disclosures about Pensions and Other Postretirement Benefits." SFAS No. 132 (revised) prescribes employers' disclosures about pension plans and other postretirement benefit plans, but it does not change the measurement or recognition of those plans. The statement retains and revises the disclosure requirements contained in the original SFAS No. 132. It also requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit costs of defined benefit pension plans and other postretirement benefit plans. SFAS No. 132 (revised) generally is effective for fiscal years ending after December 15, 2003. Merchants' disclosures in Note 5 incorporate the revised disclosure requirements. Certain disclosures are also required in financial statements for interim periods beginning after December 15, 2003.

Intangible Assets

Premiums paid for the purchase of core deposits are recorded as other assets and amortized using straight-line and accelerated methods over 7 to 15 years. Management reviews the value of the intangible asset by comparing purchased deposit levels to the current level of acquired deposits in the branches purchased. If any significant deposit runoff has occurred and is determined to be permanent in nature, the asset is written down accordingly. As of December 31, 2003, such intangible assets totaled approximately $1.2 million and are included in other assets on the Consolidated Balance Sheets. Amortization of such intangible assets amounted to $346 thousand, $410 thousand and $500 thousand in 2003, 2002 and 2001, respectively.
Stock-Based Compensation

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

Merchants has granted stock options to certain key employees. The options granted vest after two years and are immediately exercisable upon vesting. Nonqualified stock options may be granted at any price determined by the Nominating and Governance Committee of Merchants' Board of Directors. All stock options have been granted at or above fair market value at the date of grant.

No options were granted during 2003 or 2002. The weighted average per share fair value of stock options granted during 2001 was $4.68. The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions for 2001: risk-free interest rates of 3.69%; expected lives of options of five years; expected volatility of stock of 30.74%; rate of dividends of 4.06%; resulting in pro forma after tax compensation expense of zero for 2003, $6 thousand for 2002 and $27 thousand for 2001.

As permitted by SFAS No. 123, Merchants has elected to continue to apply APB Opinion No. 25 to account for its stock-based compensation plans. Had compensation cost for awards under Merchants' stock-based compensation plans been determined consistent with the method set forth under SFAS No. 123, the effect on Merchants' net income and earnings per share would have been as follows:

	2003		2002		2001

	As Reported	Pro Forma	As Reported	Pro Forma	As Reported	Pro Forma

	(In thousands except per share data)
Net Income	11,592	11,592	$12,617	$12,611	$12,164	$12,137
Basic Earnings per Share	1.87	1.87	$2.05	$2.05	$1.99	$1.99
Diluted Earnings per Share	1.86	1.86	$2.02	$2.02	$1.98	$1.98

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

Employee Benefit Costs

Prior to 1995 Merchants maintained a non-contributory pension plan covering substantially all employees that met eligibility requirements. The plan was curtailed in 1995. The cost of this plan, based on actuarial computations of current and future benefits, is charged to current operating expenses.
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
Derivative Financial Instruments and Hedging Activities

Derivative instruments utilized by Merchants have included interest rate floor and swap agreements. Merchants is an end-user of derivative instruments and does not conduct trading activities for derivatives.

Merchants adopted the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective January 1, 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Changes in the fair value of the derivative financial instruments are reported in either net income or as a component of other comprehensive income, depending on the use of the derivative and whether or not it qualifies for hedge accounting.

Special hedge accounting treatment is permitted only if specific criteria are met, including a requirement that the hedging relationship be highly effective both at inception and on an ongoing basis. Accounting for hedges varies based on the type of hedge - fair value or cash flow. Results of effective hedges are recognized in current earnings for fair value hedges and in other comprehensive income for cash flow hedges. Ineffective portions of hedges are recognized immediately in earnings.
Segment Reporting

Merchants' operations are solely in the financial services industry and include providing to its customers traditional banking and other financial services. Merchants operates primarily in the state of Vermont. Management makes operating decisions and assesses performance based on an ongoing review of Merchants' consolidated financial results. Therefore, Merchants has a single operating segment for financial reporting purposes.
Reclassifications

Reclassifications are made to prior years' consolidated financial statements whenever necessary to conform to the current year's presentation. All 2001 share and per share amounts have been restated to reflect the December 2001 three-for-two stock split.


(2) INVESTMENT SECURITIES

Investments in securities are classified as trading, available for sale or held to maturity as of December 31, 2003 and 2002. The amortized cost and fair values of the securities classified as available for sale and held to maturity as of December 31, 2003 and 2002, are as follows:

SECURITIES AVAILABLE FOR SALE:

(In thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value

2003
U.S. Treasury Obligations	$ 199	$ --	$ 1	$ 198
U.S. Agency Obligations	22,521	634	49	23,106
Residential Real Estate Mortgage-backed Securities	70,450	1,832	135	72,147
Commercial Real Estate Mortgage-backed Securities	38,164	18	306	37,876
Collateralized Mortgage Obligations	82,812	267	286	82,793
Corporate Bonds	39,620	814	132	40,302

Asset Backed Securities	49,120	577	1,262	48,435

	$302,886	$4,142	$2,171	$304,857

(In thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value

2002
U.S. Treasury Obligations	$ 22,220	$ 640	$ --	$ 22,860
U.S. Agency Obligations	56,458	1,695	--	58,153
Residential Real Estate Mortgage-backed Securities	73,729	2,596	--	76,325
Collateralized Mortgage Obligations	14,473	197	9	14,661
Corporate Bonds	27,241	373	49	27,565
Asset Backed Securities	17,629	562	--	18,191

	$211,750	$6,063	$58	$217,755

SECURITIES HELD TO MATURITY:

(In thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value

2003
U.S. Agency Obligations	$ 4,977	$ 208	$--	$ 5,185
Residential Real Estate Mortgage-backed Securities	29,748	1,792	--	31,540

	$34,725	$2,000	$--	$36,725


(In thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value

2002
U.S. Treasury Obligations	$ 451	$ 9	$--	$ 460
U.S. Agency Obligations	4,975	373	--	5,348
Residential Real Estate Mortgage-backed Securities	46,188	2,976	--	49,164

	$51,614	$3,358	$--	$54,972

The fair value of securities classified as trading was $755 thousand and $846 thousand at December 31, 2003 and 2002, respectively. Gains (losses) on securities classified as trading were $50 thousand and $(43) thousand for the years ended December 31, 2003 and 2002, respectively, and are included in other noninterest income in the accompanying consolidated statements of operations.

The contractual maturity distribution of the debt securities classified as available for sale and held to maturity as of December 31, 2003, are as follows:

SECURITIES AVAILABLE FOR SALE:

(In thousands)	Within One Year	After One But Within Five Years	After Five But Within Ten Years	After Ten Years	Total

U.S. Treasury Obligations	$ --	$ 198	$ --	$ --	$ 198
U.S. Agency Obligations	--	23,106	--	--	23,106
Residential Real Estate Mortgage-backed Securities	--	13,981	38,830	19,336	72,147
Commercial Real Estate Mortgage-backed Securities	--	--	--	37,876	37,876
Collateralized Mortgage Obligations	--	--	8,937	73,856	82,793
Corporate Bonds	2,404	26,461	11,437	--	40,302
Asset Backed Securities	--	6,630	19,075	22,730	48,435

	$2,404	$70,376	$78,279	$153,798	$304,857

SECURITIES HELD TO MATURITY:

(In thousands)	Within One Year	After One But Within Five Years	After Five But Within Ten Years	After Ten Years	Total

U.S. Agency Obligations	$--	$ --	$ 4,977	$ --	$ 4,977
Residential Real Estate Mortgage-backed Securities	--	9,985	14,701	5,062	29,748

	$--	$9,985	$19,678	$5,062	$34,725

Actual maturities will differ from contractual maturities because borrowers may have rights to call or prepay obligations. Mortgage-backed securities and collateralized mortgage obligations maturities are based on final contractual maturities.

Proceeds from sales of available for sale debt securities were $100.4 million during 2003 and $26.0 million during 2002. Gross gains of $1.53 million, $610 thousand and $20 thousand; and gross losses of $114 thousand, zero and $244 thousand were realized from sales of securities in 2003, 2002 and 2001, respectively.


On January 1, 2001, securities with a book value of $29.7 million were transferred from the held to maturity portfolio to the available for sale portfolio, in connection with the adoption of SFAS No. 133.

At December 31, 2003, securities with a book value of $17.3 million were pledged to secure public deposits, and for other purposes required by law.

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position, at December 31, 2003, were as follows:

SECURITIES AVAILABLE FOR SALE:

	Less Than 12 Months		12 months or More		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Treasury Obligations	$ 198	$ 1	$--	$--	$ 198	$ 1
U.S. Agency Obligations	3,203	49	--	--	3,203	49
Residential Real Estate Mortgage-backed Securities	14,168	135	--	--	14,168	135
Commercial Real Estate Mortgage-backed Securities	32,243	306	--	--	32,243	306
Collateralized Mortgage Obligations	31,002	286	--	--	31,002	286
Corporate Bonds	7,438	132	--	--	7,438	132
Asset Backed Securities	15,207	1,262	--	--	15,207	1,262

	$103,459	$2,171	$--	$--	$103,459	$2,171

There were no securities held to maturity with unrealized losses as of December 31, 2003.

U.S. Treasury and Agency securities: Unrealized losses on investments in U.S. Treasury and Agency securities were caused by interest rate fluctuations.

Mortgage-backed securities: The unrealized losses on investments in mortgage-backed securities were caused by interest rate fluctuations. The cash flows of these securities are guaranteed by Freddie Mac and Fannie Mae. It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because Merchants has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

Collateralized Mortgage Obligations (CMOs): The unrealized losses on investments in collateralized mortgage obligations were caused by interest rate fluctuations. The cash flows of seven out of the eleven CMOs with unrealized losses totaling $217 thousand at December 31, 2003 were guaranteed by Freddie Mac and Fannie Mae. The remaining three securities with a $69 thousand balance of unrealized losses in this asset class represent a 0.6% loss on the total book balance of $11.3 million. It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because Merchants has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

Corporate bonds: The unrealized losses in investments in corporate bonds were caused by interest rate fluctuations. There were four securities in this asset class with unrealized losses at December 31, 2003. The current unrealized loss is 1.7% of the book balance of the related bonds and the unrealized losses range from .004% to 5.4%. The contractual terms of these bonds do not permit the issuer to settle the securities at a price less than the face value of the bonds. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because Merchants has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.


Commercial Mortgage Backed Securities (CMBS): The unrealized losses in CMBS were caused by interest rate fluctuations. It is expected that the securities would not be settled at a price less than the amortized cost of the investment. These bonds are backed by a variety of types of commercial real estate. Merchants looks at the overall structure of these bonds for, among other things, low historical default rates, low loan-to-value rates, prepayment penalties and lock-outs, and good geographic and property type diversity as part of its pre-purchase evaluation. The average unrealized loss for this asset class is .94%, the range is from .15% to 2.62%. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because Merchants has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

Asset Backed Securities (ABS): There were five bonds in this asset class that were in an unrealized loss position as of December 31, 2003; including an asset backed security issued in connection with a securitization of medical equipment leases. The servicer for the payments on these leases declared bankruptcy in July of this year. The cost basis of the bond was $4.81 million and the market value was $3.92 million, resulting in an unrealized loss of $888 thousand, or 18.5%, as of December 31, 2003. The bond owned by Merchants is in the first, and accordingly the most secure, tranche of the securitization. The bond started trading below par in August 2003 and was rated investment grade by Moody's and Fitch at December 31, 2003. The bond carries credit enhancements in the form of overcollateralization and subordination. Merchants evaluated this investment for other than temporary impairment at year-end and determined that a write-down of the investment was not currently necessary. Principal payments on this bond have been withheld since August 2003 because of incorrectly prepared servicing reports. On February 4, 2004, the bankruptcy court approved a settlement agreement transferring servicing to an affiliate of the trustee. On March 3, 2004, Merchants received a payment representing principal payments from August 2003 through January 2004 totaling $566 thousand. The substitute servicer released corrected servicing reports on February 27, 2004. Merchants had anticipated the release of the corrected servicing reports, and based on conversations with its investment advisor and because of the uncertainty surrounding the servicer and the transfer of servicing, expected elevated levels of delinquencies. The reports released on February 27, 2004, showed a delinquency rate of approximately 45%, significantly higher than Merchants had anticipated; over half of those delinquencies were in technical default status. The bond was downgraded below investment grade by Fitch on March 8, 2004. Based upon management's consideration of these recent events, Merchants liquidated its position on March 8, 2004, recognizing a loss of $778 thousand on the sale.

The average unrealized loss on the other four bonds in this category is 3.2% and is primarily caused by interest rate fluctuations. The unrealized losses range from 0.95% to 7.2%. Merchants has determined that because the decline in fair value for these bonds is attributable to changes in interest rates and not credit quality, these investments are not considered other than temporarily impaired.

(3) LOANS

The composition of the loan portfolio at December 31, 2003 and 2002, is as follows:

(In thousands)	2003	2002

Commercial, Financial and Agricultural	$ 84,698	$ 93,856
Real Estate - Residential	263,538	206,231
Real Estate - Commercial	200,494	179,156
Real Estate - Construction	12,536	9,154
Installment Loans to individuals	6,726	6,663
All Other Loans (including overdrafts)	1,005	528

Total Loans	$568,997	$495,588

Merchants currently originates primarily residential real estate, commercial, commercial real estate, and installment loans, to customers throughout the state of Vermont. Substantially all of Merchants' loan portfolio is based in the state of Vermont. There are no known significant industry concentrations in the loan portfolio. Loans serviced for others at December 31, 2003 and 2002, amounted to approximately $31 million and $36 million, respectively.

An analysis of the allowance for loan losses for the years ended December 31, 2003, 2002 and 2001, is as follows:

(In thousands)	2003	2002	2001

Balance, Beginning of Year	$8,497	$8,815	$10,494
Provision for Loan Losses	--	(945)	(1,004)
Loans Charged Off	(1,082)	(318)	(1,179)
Recoveries	539	945	504

Balance, End of Year	$7,954	$8,497	$ 8,815


Total impaired loans were $2.7 million and $3.7 million at December 31, 2003 and 2002, respectively. The Allowance associated with such loans was approximately $22 thousand and $733 thousand, respectively. Interest payments on impaired loans are generally recorded as principal reductions if the remaining loan balance is not expected to be paid in full. If full collection of the remaining loan balance is expected, interest income is recognized on a cash basis. Merchants recorded interest income on impaired loans of approximately $90 thousand, $80 thousand and $20 thousand during 2003, 2002 and 2001, respectively. The average balance of impaired loans was $3.9 million in 2003, $3.7 million in 2002 and $3.6 million in 2001.

Nonperforming assets at December 31, 2003 and 2002, are as follows:

(In thousands)	2003	2002

Nonaccrual Loans	$2,100	$1,925
Loans Past Due 90 Days or More and Still Accruing Interest	26	46
Restructured Loans	86	1,728

Total Nonperforming Loans	2,212	3,699
Other Real Estate Owned, Net	--	57

Total Nonperforming Assets	$2,212	$3,756

Merchants had $86 thousand and $1.7 million of restructured loans that were performing in accordance with modified agreements with the borrowers at December 31, 2003 and 2002, respectively.

The amount of interest which was not earned, but which would have been earned had Merchants' nonaccrual and restructured loans performed in accordance with their original terms and conditions, was approximately $194 thousand, $196 thousand and $289 thousand in 2003, 2002 and 2001, respectively.

An analysis of loans to directors, executive officers, and associates of such persons for the year ended December 31, 2003, is as follows:

(In thousands)

Balance, December 31, 2002	$ 556
Additions	3,436
Repayments	(291)

Balance, December 31, 2003	$3,701

It is the policy of Merchants to make loans to directors, executive officers, and associates of such persons on substantially the same terms, including interest rates and collateral, as those prevailing for comparable lending transactions with other persons. The December 31, 2002, balance has been adjusted to reflect changes, if any, in status of directors and executive officers during 2003.

(4) PREMISES AND EQUIPMENT

The components of premises and equipment included in the accompanying consolidated balance sheets are as follows:

	2003	2002	Estimated Useful Lives

	(In Thousands)		(In Years)
Land	$ 853	$ 858	N/A
Bank Premises	13,057	12,989	39
Leasehold Improvements	1,838	1,089	5 - 20
Furniture, Equipment, and Software	14,179	12,804	3 - 7

	29,927	27,740
Less: Accumulated Depreciation and Amortization	16,870	16,340

	$13,057	$11,400


Depreciation and amortization expense related to premises and equipment amounted to $1.8 million, $1.9 million, and $2.1 million in 2003, 2002 and 2001, respectively.

Merchants leases certain properties for branch operations. Rent expense on these properties totaled $537 thousand, $397 thousand and $441 thousand for the years ended December 31, 2003, 2002 and 2001, respectively. Minimum lease payments for these properties subsequent to December 31, 2003, are as follows: 2004 - $546 thousand; 2005 - $451 thousand; 2006 - $383 thousand; 2007 - $345 thousand; 2008 -$297 thousand; and $1,946 thousand thereafter.

(5) EMPLOYEE BENEFIT PLANS
Pension Plan

Prior to January 1995 Merchants maintained a noncontributory defined benefit plan covering all eligible employees. The plan was a final average pay plan with benefits based on the average salary rates over the five consecutive plan years out of the last ten consecutive plan years that produce the highest average. It was Merchants policy to fund the cost of benefits expected to accrue during the year plus amortization of any unfunded accrued liability that had accumulated prior to the valuation date based on IRS regulations for funding. During 1995 the plan was curtailed. Accordingly, all accrued benefits were fully vested and no additional years of service or age will be accrued.

The plan's obligations and funded status as of December 31, 2003 and 2002 measurement dates, were as follows:

(In thousands)	2003	2002

Change in Projected Benefit Obligation
Benefit Obligation at Beginning of Year	$ 8,097	$ 6,767
Interest Cost	514	479
Actuarial Loss	585	1,371
Benefits Paid	(556)	(520)

Projected Benefit Obligation at Year-end	$ 8,640	$ 8,097

Change in Plan Assets
Fair Value of Plan Assets at Beginning of Year	$ 5,321	$ 6,369
Actual Return (Loss) on Plan Assets	1,348	(528)
Employer Contributions	750	--
Benefits Paid	(556)	(520)

Fair Value of Plan Assets at Year-end	6,863	$ 5,321

Funded Status of the Plan
Funded Status	$(1,777)	$(2,776)
Unrecognized Net Actuarial Loss	3,889	4,468

Net Amount Recognized	$ 2,112	$ 1,692

Amounts recognized in the consolidated balance sheets consist of:

(In thousands)	2003	2002

Minimum Pension Liability	$(1,777)	$(2,776)
Accumulated Other Comprehensive Loss, Pre-tax	3,889	4,468

Net Amount Recognized	$ 2,112	1,692

The accumulated benefit obligation was equal to the projected benefit obligation at December 31, 2003 and 2002.

The following table summarizes the components of net periodic benefit cost for the years ended December 31, 2003, 2002, and 2001, respectively.

(In thousands)	2003	2002	2001

Interest Cost	$ 514	$ 479	$ 478
Expected Return on Plan Assets	(445)	(489)	(695)
Net Loss Amortization	261	112	8

Net Periodic Pension Cost	$ 330	$ 102	$(209)


The following table summarizes the assumptions used to determine the benefit obligations at December 31, 2003 and 2002, and net periodic benefit costs for the years ended December 31, 2003 and 2002:

	2003	2002

Benefit Obligations
Discount Rate	6.00%	6.50%

Net Periodic Benefit Cost
Discount Rate	6.50%	7.25%
Expected Long-term Return on Plan Assets	8.00%	8.00%

In selecting the expected long-term rate of return on plan assets, Merchants considers the average rate of earnings expected on the funds invested or to be invested to provide for the benefits of this plan. This includes considering the asset allocation of the plan and the expected returns likely to be earned over the life of the plan. This basis is consistent with the prior year.

The following table sets forth the target asset allocation for 2004, and the asset allocation percentages as of December 31, 2003 and 2002, for Merchants' Pension Plan:

	Target Allocation 2004	Allocation Percentage 12/31/2003	Allocation Percentage 12/31/2002

Equity Securities	60-70%	64%	53%
Debt Securities	30-40%	31%	40%
Other/Cash	--	5%	7%

Total		100%	100%

Merchants' Pension Plan Investment Policy Statement sets forth the investment objectives and constraints of Merchants' pension plan (the "Plan"). The purpose of the policy is to assist the Retirement Plan Committee of Merchants in effectively supervising, monitoring and evaluating the investments of the Plan.

The investment objectives are to provide both income and capital appreciation and to assist with current and future spending needs of the Plan while at the same time minimizing the risks of investing. The investment target of the Plan is to achieve a total annual rate of return in excess of the change in the Consumer Price Index for the aggregate investments of the Plan evaluated over a period of five years. A certain amount of risk must be assumed to achieve the Plan's investment target rate of return. The Plan diversifies its assets to help to minimize the risks of investing. The Plan also uses a long time horizon to evaluate its returns. The Plan's asset allocation is based on this long-term perspective.

Specific guidelines regarding allocation of assets are as follows: equities shall be managed to a target of 65% of total investments and fixed income securities will be managed to a target of 35% of total investments, with a 5% tolerance either below or above, as measured on a quarterly basis. If the exposure for equities is less than 60% or greater than 70%, or the exposure for fixed income is less than 30% or greater than 40% at the end of any quarter, the assets will be rebalanced in order to restore the equity exposure.

Merchants' expected minimum required contribution to the Plan is expected to be in the range of zero to $750 thousand for 2004.

The following table summarizes the estimated future benefit payments expected to be paid under the Plan:

(In thousands)

2004	$ 523
2005	518
2006	502
2007	492
2008	483
Years 2009 to 2013	2,574


The estimated future benefit payments expected to be paid under the Plan are based on the same assumptions used to measure Merchants' benefit obligation at December 31, 2003. No future service estimates were included due to the frozen status of the Plan.
401(K) Employee Stock Ownership Plan

Under the terms of Merchants' 401(k) Employee Stock Ownership Plan ("401(k)") eligible employees are entitled to contribute up to 75% of their compensation to the 401(k), and Merchants contributes a percentage of the amounts contributed by the employees as authorized by Merchants' Board of Directors. Merchants contributed approximately 111%, 120% and 126% of the amounts contributed by the employees (200% of up to 4.5% of individual employee compensation) in 2003, 2002 and 2001, respectively.

Deferred Compensation Plans

Until July 1, 1997, Directors of Merchants were entitled to defer a portion of their director's fees into a Deferred Compensation Plan for Directors known as the "Floating Growth (savings)" program. No additional compensation may be deferred into the Floating Growth (savings) program. Benefits accrue based on a monthly allowance for interest at a rate that is fixed from time-to-time at the discretion of Merchants' Board of Directors. The benefits under the Floating Growth (savings) program are generally payable annually starting in January of the year following a participant's 65th birthday or earlier death, and will be distributed to the participant (or upon the participant's death, to the participant's designated beneficiary) in accordance with the terms of the Floating Growth (savings) program.
Summary of Expense (Income)

A summary of expense (income) relating to Merchants' various employee benefit plans for each of the three years in the period ended December 31, 2003, is as follows:

(In thousands)	2003	2002	2001

Pension Plan	$ 330	$102	$(209)
401(k) Employee Stock Ownership Plan	795	738	737
Floating Growth (Savings) Plan	5	6	8
Total	$1,130	$846	$ 536

(6) STOCK-BASED COMPENSATION PLANS
Stock Option Plans

A summary of Merchants' stock option plans as of December 31, 2003, 2002 and 2001, and changes during the years then ended are as follows, with numbers of shares in thousands:

	2003		2002		2001
	Number Of Shares	Weighted Average Exercise Price Per Share	Number Of Shares	Weighted Average Exercise Price Per Share	Number Of Shares	Weighted Average Exercise Price Per Share

Options outstanding, Beginning of Year	307	$17.45	370	$16.96	372	$16.84
Granted	--	--	--	--	3	23.00
Exercised	8	15.17	53	13.48	5	11.94
Expired	--	--	10	20.33	--	--

Options Outstanding, End of Year	299	$17.51	307	$17.45	370	$16.96

Options Exercisable	299	$17.51	305	$17.40	349	$16.99

As of December 31, 2003, there were options outstanding within the following ranges: 83 thousand at prices within the range of $13.63 to $15.00, 151 thousand at prices within the range of $15.01 to $20.00, and 65 thousand at prices within the range of $20.01 to $23.00. The weighted-average remaining contractual life of the outstanding options was four years as of December 31, 2003.

Deferred Compensation Plans

In December 1995 Merchants established several plans (the "Plans") and established certain trusts (the "Trusts") with Merchants Trust Company, to which it contributed an amount sufficient to cover Merchants' obligations to directors. The Plans used those payments, in part, to purchase newly issued common stock of Merchants at its then market price. The purchases have been accounted for as treasury stock transactions in Merchants' consolidated financial statements. The portions of the payments made to the Plans that were not invested in the common stock of Merchants are included as investments in the consolidated financial statements and are classified as trading. To the extent the obligations of Merchants under the Plans are based on investments by the Plans in other than shares of Merchants, the investments are revalued at each reporting date with a corresponding adjustment to compensation expense in the consolidated statement of operations.
Restricted Stock Plans

Merchants has compensation plans for non-employee directors. Under the terms of these plans participating directors may elect to have all, or a specified percentage of their director's fees for a given year, paid in the form of cash or deferred in the form of restricted shares of Merchants' common stock. Directors who elect to have their compensation deferred are credited with a number of shares of Merchants common stock equal in value to the amount of fees deferred plus a risk premium of not more than 25% of the amount deferred. The participating director may not generally sell, transfer or otherwise dispose of these shares prior to the fifth anniversary of the date of the grant of such shares. With respect to shares of common stock issued or otherwise transferred to a participating director, the participating director will have the right to vote the shares and receive dividends or other distributions thereon. If a participating director resigns under certain circumstances, the director forfeits all of his or her restricted shares, which are risk premium shares. During 2003, 6,463 shares of common stock of Merchants were distributed to a trust established under the terms of these plans. The risk premium is reflected within a component of Stockholders' Equity labeled "Deferred Compensation Arrangements" and is recognized as an expense ratably over the five-year restriction period.

(7) INCOME TAXES

The components of the provision for income taxes were as follows for the years ended December 31, 2003, 2002 and 2001:

(In thousands)	2003	2002	2001

Current	$2,311	$4,666	$4,472
Deferred Tax Expense (Benefit)	2,061	151	(375)

	$4,372	$4,817	$4,097

Not included in the above table is income tax expense (benefit) associated with the unrealized gain or loss on securities available for sale and the income tax expense (benefit) associated with the minimum pension liability adjustment, which are recorded directly in stockholders' equity.

The tax effects of temporary differences and tax credits that give rise to deferred tax assets and liabilities at December 31, 2003 and 2002, are presented below:

(In thousands)	2003	2002

Deferred Tax Assets:
Allowance for Loan Losses	$2,784	$2,974
Deferred Compensation	1,454	1,332
Loan Market Adjustment	496	1,663
Core Deposit Intangible	412	422
Loan Fees	--	11
Deferred Gain on Sale of Interest Rate Swap	233	407
Other	128	131

Total Deferred Tax Assets	$5,507	$6,940

Deferred Tax Liabilities:
Depreciation	(668)	(631)
Accrued Liabilities	(561)	(475)
Investments in Real Estate Limited Partnerships	(3,060)	(2,555)

Total Deferred Tax Liabilities	(4,289)	(3,661)

Net Deferred Tax Assets	$1,218	$3,279


In addition to the deferred tax assets and liabilities described above, Merchants had a deferred tax liability related to the net unrealized gain on securities available for sale of $690 thousand and $2.09 million at December 31, 2003 and 2002, respectively. Merchants also had a deferred tax asset of $1.36 million and $1.56 million at December 31, 2003 and 2002, respectively, related to the recognition of a minimum pension liability as of December 31, 2003.

In assessing the realizability of Merchants' total deferred tax assets, management considers whether it is more likely than not that some portion or all of those assets will not be realized. Based upon management's consideration of historical and anticipated future pre-tax income, as well as the reversal period for the items giving rise to the deferred tax assets and liabilities, a valuation allowance for deferred tax assets was not considered necessary at December 31, 2003 and 2002.

The following is a reconciliation of the federal income tax provision, calculated at the statutory rate of 35%, to the recorded provision for income taxes:

(In thousands)	2003	2002	2001

Applicable Statutory Federal Income Tax	$5,587	$6,102	$5,691
(Reduction) Increase in Taxes Resulting From:
Tax-exempt Income	(14)	(25)	(39)
Tax Credits	(1,320)	(1,375)	(1,386)
Other, Net	119	115	(169)

Provision for Income Taxes	$4,372	$4,817	$4,097

The State of Vermont assesses a franchise tax for banks in lieu of income tax. The franchise tax is assessed based on deposits and amounted to approximately $787 thousand, $817 thousand and $761 thousand in 2003, 2002 and 2001, respectively. Merchants received a refund of its 1999 Vermont franchise taxes of $622 thousand during 2001, which was reflected as a reduction of 2001 Vermont franchise tax expense.

(8) OTHER BORROWED FUNDS

Other borrowed funds consisted of the following at December 31, 2003 and 2002:

(In thousands)	2003	2002

Demand Note Due U.S. Treasury	$ 2,058	$4,000
Federal Home Loan Bank Short-term Borrowings	55,000	--

	$57,058	$4,000

Maturities of short-term borrowings are less than one month with interest rates at December 31, 2003 ranging from 1.10% to 1.18%.

As of December 31, 2003, Merchants could borrow up to approximately $40 million in overnight funds on an unsecured basis.

The following table provides certain information regarding other borrowed funds for the three years ended December 31, 2003, 2002 and 2001:

(In thousands)	Maximum Month-End Amount Outstanding	Average Amount Outstanding	Weighted Average-Rate During the Year	Weighted Average Rate at Year End

2003
Federal Home Loan Bank
Short-term Borrowings	$70,000	$22,249	1.09%	1.13%
Demand Note Due U.S. Treasury	2,925	827	1.33%	0.73%
Federal Funds Purchased	--	30	1.28%	--
2002
Demand Note Due U.S. Treasury	$ 4,000	$ 1,750	1.37%	0.99%
Federal Funds Purchased	--	314	1.27%	--
2001
Federal Home Loan Bank
Short-term Borrowings	$ --	$ 66	4.55%	--
Demand Note Due U.S. Treasury	4,000	2,114	3.55%	1.40%
Federal Funds Purchased	2,000	98	6.12%	--


(9) LONG-TERM DEBT

Long-term debt consisted of the following at December 31, 2003 and 2002:

(In thousands)	2003	2002

9.00% Note Payable, monthly installments (principal and interest), with annual installments of $30 thousand (principal only), through July 2003	$ --	$ 39
5.05% Federal Home Loan Bank Notes, due April 2004	1,000	1,000
1.80% Amortizing Federal Home Loan Bank Notes, payable through March 2006	782	--
2.41% Amortizing Federal Home Loan Bank Notes, payable through March 2008	1,747	--
2.97% Amortizing Federal Home Loan Bank Notes, payable through March 2010	914	--
1.50% Amortizing Federal Home Loan Bank Notes, payable through October 2023	873	--
8.75% Mortgage Note, payable in Monthly Installments (Principal and Interest) through 2039	1,163	1,167
Directors' Floating Growth (Savings) Program, see Note 5	139	171

	$6,618	$2,377

The 8.75% Mortgage Note relates to an investment in an affordable housing project made through a consolidated limited partnership. The monthly installments are subsidized by the U.S. Department of Agriculture, which pays amounts annually so as to reduce the monthly principal and interest payments to an amount equivalent to a loan at a rate of 1%.

Maturities of debt subsequent to December 31, 2003, are as follows: 2004 - $1,911 thousand; 2005 - $934 thousand; 2006 - $726 thousand; 2007 - $618 thousand; 2008 - $332 thousand and $2,097 thousand thereafter.

As of December 31, 2003, Merchants had an estimated additional borrowing capacity with the Federal Home Loan Bank of $100 million; and the ability to borrow through the use of repurchase agreements, collateralized by Merchants' investments, with certain approved counterparties.

(10) SHAREHOLDERS' EQUITY

Vermont state law requires Merchants to allocate a minimum of 10% of net income to surplus until such time as appropriated amounts equal 10% of deposits and other liabilities. Merchants' shareholders' equity included $14.7 million and $13.5 million of such appropriations as of December 31, 2003 and 2002, respectively. Vermont state law also restricts the payment of dividends under certain circumstances.

(11) EARNINGS PER SHARE

The following tables present reconciliations of the calculations of basic and diluted earnings per share for the years ended December 31, 2003, 2002 and 2001:

2003	Net Income	Shares	Per Share Amount

	(In thousands except share and per share data)
Basic Earnings Per Share:
Income Available to Common Shareholders	$11,592	6,183,919	$1.87
Diluted Earnings Per Share:
Options issued to Executives	--	63,525	--
Income Available to Common Shareholders Plus Assumed Conversions	$11,592	6,247,444	$1.86


2002	Net Income	Shares	Per Share Amount

	(In thousands except share and per share data)
Basic Earnings Per Share:
Income Available to Common Shareholders	$12,617	6,163,546	$2.05
Diluted Earnings Per Share:
Options issued to Executives	--	67,770	--
Income Available to Common Shareholders Plus Assumed Conversions	$12,617	6,231,316	$2.02

2001	Net Income	Shares	Per Share Amount

	(In thousands except share and per share data)
Basic Earnings Per Share:
Income Available to Common Shareholders	$12,164	6,097,775	$1.99
Diluted Earnings Per Share:
Options issued to Executives	--	38,065	--
Income Available to Common Shareholders Plus Assumed Conversions	$12,164	6,135,840	$1.98

Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. The computation of diluted earnings per share excludes the effect of assuming the exercise of certain outstanding stock options because the effect would be anti-dilutive. As of December 31, 2003, 2002, and 2001, there were no such anti-dilutive options outstanding.

(12) TIME DEPOSITS

Scheduled maturities of time deposits at December 31, 2003, were as follows:

(In thousands)

Mature in year ending December 31,
2004	$149,062
2005	14,261
2006	12,626
2007	8,217
2008	13,750
Thereafter	39

Total time deposits	$197,955

Time deposits greater than $100 thousand totaled $45.3 million and $37.9 million as of December 31, 2003 and 2002, respectively. Interest expense on time deposit greater than $100 thousand amounted to $1.4 million, $1.3 million and $1.7 million for the years ended December 31, 2003, 2002 and 2001, respectively.


(13) PARENT COMPANY

The Parent Company's investments in its subsidiaries are recorded using the equity method of accounting. Summarized financial information relative to the Parent Company only balance sheets at December 31, 2003 and 2002, and statements of operations and cash flows for each of the three years in the period ended December 31, 2003, are as follows:

Balance Sheets as of December 31,
(In thousands)	2003	2002

Assets:
Investment in and Advances to Subsidiaries*	$85,588	$81,084
Cash*	729	1,792
Other Assets	9	9

Total Assets	$86,326	$82,885

Liabilities and Shareholders' Equity:
Other Liabilities	$ 13	$ 127
Shareholders' Equity	86,313	82,758

Total Liabilities and Shareholders' Equity	$86,326	$82,885

Statements of Operations for the Years Ended December 31,
(In thousands)	2003	2002	2001

Dividends from Merchants Bank*	$ 5,162	$ 5,911	$ 6,641
Equity in Undistributed Earnings of Subsidiaries	6,508	6,803	5,581
Other Expense, Net	(120)	(149)	(89)
Benefit from Income Taxes	42	52	31

Net Income	$11,592	$12,617	$12,164

Statements of Cash Flows for the Years Ended December 31,
(In thousands)	2003	2002	2001

Cash Flows from Operating Activities:
Net Income	$11,592	$12,617	$12,164
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
(Decrease) Increase in Miscellaneous Payables	(114)	117	(181)
Equity in Undistributed Earnings of Subsidiaries	(6,508)	(6,803)	(5,581)

Net Cash Provided by Operating Activities	4,970	5,931	6,402
Cash Flows From Financing Activities:
Purchases of Treasury Stock	(713)	(1,196)	(1,663)
Proceeds from Exercise of Stock Options	129	456	67
Cash Dividends Paid	(5,350)	(4,459)	(3,961)
Other, Net	(99)	(85)	(81)

Net Cash Used in Financing Activities	(6,033)	(5,284)	(5,638)

(Decrease) Increase in Cash and Cash Equivalents	(1,063)	647	764
Cash and Cash Equivalents at Beginning of Year	1,792	1,145	381

Cash and Cash Equivalents at End of Year	$ 729	$ 1,792	$ 1,145

*Account balances are partially or fully eliminated in consolidation.


(14) COMMITMENTS AND CONTINGENCIES
Financial Instruments with Off-Balance Sheet Risk

Merchants is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments primarily include commitments to extend credit and financial guarantees. Such instruments involve, to varying degrees, elements of credit and interest rate risk that are not recognized in the accompanying consolidated balance sheets.

Exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and financial guarantees written is represented by the contractual amount of those instruments. Merchants uses the same credit policies in making commitments as it does for on-balance sheet instruments. The contractual amounts of these financial instruments at December 31, 2003 and 2002, are as follows:

(In thousands)	Contractual Amount

2003
Financial Instruments Whose Contract Amounts Represent Credit Risk:
Commitments to Originate Loans	$ 19,360
Unused Lines of Credit	103,941
Standby Letters of Credit	6,984
Loans Sold with Recourse	71
Equity Commitments to Affordable Housing Limited Partnerships	8,396

(In thousands)	Contractual Amount

2002
Financial Instruments Whose Contract Amounts Represent Credit Risk:
Commitments to Originate Loans	$ 10,501
Unused Lines of Credit	98,560
Standby Letters of Credit	6,276
Loans Sold with Recourse	72
Equity Commitments to Affordable Housing Limited Partnerships	8,916

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since a portion of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent a future cash requirement. Merchants evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained by Merchants upon extension of credit is based on management's credit evaluation of the counterparty, and an appropriate amount of real and/or personal property is obtained as collateral.

FASB Interpretation No. 45 ("FIN No. 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others; an Interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34", requires certain disclosures and liability-recognition for the fair value at issuance of guarantees that fall within its scope. Under FIN No. 45, Merchants does not issue any guarantees that would require liability-recognition or disclosure, other than its standby letters of credit. Merchants has issued conditional commitments in the form of standby letters of credit to guarantee payment on behalf of a customer and guarantee the performance of a customer to a third party. Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit totaled approximately $7.0 million and $6.3


million at December 31, 2003 and 2002, respectively, and represent the maximum potential future payments Merchants could be required to make. Typically, these instruments have terms of 12 months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance sheet instruments. Merchants' policies governing loan collateral apply to standby letters of credit at the time of credit extension. Loan-to-value ratios are generally consistent with loan-to-value requirements for other commercial loans secured by similar types of collateral. The fair value of Merchants' standby letters of credit at December 31, 2003 and 2002 was insignificant.

Merchants may enter into commitments to sell loans, which involve market and interest rate risk. There were no such commitments at December 31, 2003 or 2002.

Interest Rate Cap and Floor Contracts

Interest rate caps allow the purchaser to "cap" the contractual rate associated with a liability; alternatively interest rate floors allow the purchaser to protect the rate of return on an asset. Merchants may use floor contracts to mitigate the effects on net interest income in the event interest rates on floating rate loans decline and may use cap contracts to mitigate the effects on net interest income should interest rates on floating rate deposits increase. As of December 31, 2003, there were no interest rate cap or floor contracts outstanding.

Interest Rate Swaps

An interest rate swap is an agreement whereby two parties agree to exchange periodic interest payments, most commonly one party agrees to pay the other party interest payments of a fixed rate; and the other party agrees to make interest payments at a rate that floats with a specified index. There is no exchange of the underlying principal amounts. Merchants uses swap agreements to mitigate the effect on net interest income should floating rates on loans decrease. Merchants is exposed to risk should the counterparty default in its responsibility to pay interest under the terms of the swap agreement, but minimizes this risk by performing normal credit reviews on the counterparties, limiting its exposure to any one counterparty, and by utilizing well known national investment firms as counterparties. Notional principal amounts are a measure of the volume of agreements transacted, but the level of credit risk is significantly less. Merchants entered into a $25 million, three year, interest rate swap early in the second quarter of 2002. Merchants received a fixed interest rate and paid prime under the agreement. Merchants terminated the swap and realized a $1.3 million gain during October, 2002. The gain is being accreted into income monthly (through April 2005), using the effective yield method. There were no interest rate swap contracts outstanding as of December 31, 2003 or 2002.
Balances at the Federal Reserve Bank

At December 31, 2003 and 2002, amounts at the Federal Reserve Bank included $3.2 million and $3.5 million, respectively, held to satisfy certain reserve requirements of the Federal Reserve Bank.
Legal Proceedings

Merchants and certain of its subsidiaries have been named as defendants in various legal proceedings arising from their normal business activities. Although the amount of any ultimate liability with respect to such proceedings cannot be determined, in the opinion of management, based upon the opinion of counsel on the outcome of such proceedings, any such liability will not have a material effect on the consolidated financial position of Merchants and its subsidiaries.

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


An analysis of the fair value of the investment securities as of December 31, 2003 and 2002, is as follows:

	2003		2002
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Securities Available for Sale	$304,857	$304,857	$217,755	$217,755
Securities Held to Maturity	34,725	36,725	51,614	54,972
Trading Securities	755	755	846	846

	$340,337	$342,337	$270,215	$273,573

Loans

The fair value of variable rate loans that reprice frequently and have no significant credit risk is based on carrying values. The fair value for other loans is estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

An analysis of the fair value of the loan portfolio as of December 31, 2003 and 2002, is as follows:

	2003		2002
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Gross Loans	$568,997	$579,042	$495,588	$509,514
Allowance for Loan Losses	7,954	--	8,497	--

Net Loans	$561,043	$579,042	$487,091	$509,514

Deposits

The fair value of demand deposits approximates the amount reported in the consolidated balance sheets. The fair value of variable rate, fixed term certificates of deposit also approximates the carrying amount reported in the consolidated balance sheets. The fair value of fixed rate and fixed term certificates of deposit is estimated using a discounted cash flow which applies interest rates currently being offered for deposits of similar remaining maturities.

An analysis of the fair value of deposits as of December 31, 2003 and 2002, is as follows:

	2003		2002
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Demand Deposits	$110,241	$110,241	$102,554	$102,554
Savings, NOW and Money Market	499,887	499,887	467,430	467,430
Time Deposits $100 thousand and greater	45,260	45,387	37,916	38,344
Other Time Deposits	152,695	153,123	147,374	149,039

	$808,083	$808,638	$755,274	$757,367

Debt

The fair value of debt is estimated using current market rates for borrowings of similar remaining maturity.

An analysis of the fair value of the borrowings of Merchants as of December 31, 2003 and 2002, is as follows:

	2003		2002
	Carrying		Carrying
(In thousands)	Amount	Fair Value	Amount	Fair Value

Short-term Borrowings	$57,058	57,032	$4,000	$4,000
Long-term Debt	6,618	6,407	2,377	2,429

Commitments to Extend Credit and Standby Letters of Credit

The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of financial standby letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties. The fair value of commitments to extend credit and standby letters of credit is $70 thousand and $62 thousand as of December 31, 2003 and 2002, respectively.

(16) REGULATORY CAPITAL REQUIREMENTS

Merchants is subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on Merchants' financial statements. Under capital adequacy guidelines, Merchants must meet specific capital guidelines that involve quantitative measures of its assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Merchants is also subject to the regulatory framework for prompt corrective action that requires it to meet specific capital guidelines to be considered well capitalized. Merchants' capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require Merchants to maintain minimum ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2003, that Merchants meet all capital adequacy requirements to which it is subject.

As of December 31, 2003, the most recent notification from the FDIC categorized Merchants Bank as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed Merchants Bank's category. To be considered well capitalized under the regulatory framework for prompt corrective action, Merchants Bank must maintain minimum Tier 1 Leverage, Tier 1 Risk-Based, and Total Risk-Based Capital ratios as set forth in the table below.

(In thousands)	Actual		For Capital Adequacy Purposes		To Be Well- Capitalized Under Prompt Corrective Action Provisions
	Amount	Percent	Amount	Percent	Amount	Percent

As of December 31, 2003

Merchants Bancshares, Inc.:
Tier 1 Risk-Based Capital	$83,831	12.99%	$25,806	4.00%	N/A
Total Risk-Based Capital	91,749	14.22%	51,613	8.00%	N/A
Tier 1 Leverage Capital	83,831	8.70%	38,560	4.00%	N/A
Merchants Bank:
Tier 1 Risk-Based Capital	$83,426	12.87%	$25,922	4.00%	$38,883	6.00%
Total Risk-Based Capital	91,377	14.10%	51,844	8.00%	64,805	10.00%
Tier 1 Leverage Capital	83,426	8.64%	36,635	4.00%	48,293	5.00%

As of December 31, 2002

Merchants Bancshares, Inc.:
Tier 1 Risk-Based Capital	$77,293	15.27%	$20,251	4.00%	N/A
Total Risk-Based Capital	83,908	16.57%	40,502	8.00%	N/A
Tier 1 Leverage Capital	77,293	9.17%	33,723	4.00%	N/A
Merchants Bank:
Tier 1 Risk-Based Capital	$75,934	14.93%	$20,347	4.00%	$30,520	6.00%
Total Risk-Based Capital	82,579	16.23%	40,693	8.00%	50,866	10.00%
Tier 1 Leverage Capital	75,934	8.99%	33,787	4.00%	42,233	5.00%


Independent Auditors' Report

The Board of Directors and Stockholders
Merchants Bancshares, Inc.:

We have audited the accompanying consolidated balance sheets of Merchants Bancshares, Inc. and subsidiaries (the Company) as of December 31, 2003 and 2002, and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The accompanying consolidated statements of operations, comprehensive income, changes in stockholders' equity and cash flows of the Company for the year ended December 31, 2001 were audits who have ceased operations. Those auditors' report, dated January 15, 2002, on those consolidated financial statements was unqualified and included an explanatory paragraph that described the change in the Company's method of accounting for derivative instruments and hedging activities discussed in Note 1 to the consolidated financial statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Merchants Bancshares, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Albany, NY
March 8, 2004


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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Merchants Bancshares, Inc. and subsidiaries as of December 31, 2001 and 2000 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States.

As explained in Note 1 to the financial statements, effective January 1, 2001, the Company changed its method of accounting for its derivative instruments and hedging activities.

/s/ ARTHUR ANDERSEN LLP

Boston, Massachusetts
January 15, 2002

ITEM 9 -	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

On February 25, 2002, the Audit Committee of the Board of Directors of Merchants appointed KPMG LLP as Merchants' independent public accountants, replacing Arthur Andersen LLP ("Arthur Andersen").

Arthur Andersen's reports on Merchants' consolidated financial statements for the year ended December 31, 2001, did not contain an adverse opinion or disclaimer of opinion, nor were they qualified as to uncertainty, audit scope or accounting principles.

During Merchants' fiscal year 2001 and the interim period preceding the appointment of KPMG LLP, there have been no disagreements between Merchants and Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of Arthur Andersen, would have caused it to make a reference to the subject matter of the disagreement(s) in connection with this report.

ITEM 9A - CONTROLS AND PROCEDURES

The principal executive officer and principal financial officer of Merchants have evaluated the disclosure controls and procedures as of December 31, 2003. Based on this evaluation, the principal executive officer and principal financial officer have concluded that the disclosure controls and procedures effectively ensure that information required to be disclosed in Merchants' filings and submissions with the Securities and Exchange Commission under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. In addition, Merchants has reviewed its internal controls and there have been no significant changes in its internal controls or in other factors during Merchants' most recent fiscal quarter that have materially affected internal control over financial reporting.

PART III
ITEM 10 -	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11 -	EXECUTIVE COMPENSATION

ITEM 12 -	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 13 -	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ITEM 14 -	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Reference is hereby made to pages 3-6, pages 10-11, pages 13-14 and pages 16-17 of Merchants' Proxy Statement to Shareholders dated March 19, 2004, wherein pursuant to Regulation 14 A information concerning the above subjects (Items 10 through 14) is incorporated by reference.

Pursuant to Rule 12b-23, definitive copies of the Proxy Statement will be filed within 120 days subsequent to the end of Merchants fiscal year covered by Form 10-K.


PART IV
ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
(1)	The following consolidated financial statements are included:

Consolidated Balance Sheets, December 31, 2003, and December 31, 2002

Consolidated Statements of Operations for years ended December 31, 2003, 2002 and 2001

Consolidated Statements of Comprehensive Income for the years ended December 31, 2003, 2002 and 2001

Consolidated Statements of Changes in Shareholders' Equity for years ended December 31, 2003, 2002 and 2001

Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001

Notes to Consolidated Financial Statements

(2)	The following exhibits are either filed or attached as part of this report, or are incorporated herein by reference:

	Exhibit	Description

3.1

Restated Certificate of Incorporation of Merchants (Incorporated by reference to Exhibit B to Pre-Effective Amendment No. 1 to Merchants Definitive Proxy Statement for the Annual Meeting of the Stockholders of the Company, filed on April 25, 1987)

	3.2	Amended By-Laws of Merchants (Incorporated by reference to Exhibit C to Merchants' Definitive Proxy Statement for the Annual Meeting of the Stockholders of the Company, filed on April 25, 1987)

	4	Instruments defining the rights of security holders, including indentures:

	4.1	Specimen of Merchants' Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to Merchants' 2001 Form 10-K filed on March 28, 2002)

	4.2	Description of the rights of holders of Merchants Common Stock (appearing on page 9 of Merchants' Registration Statement on Form S-14 (Registration No. 2-86108) filed on August 22, 1983)

10.1

Merchants Bancshares, Inc. Dividend Reinvestment and Stock Purchase Plan (Incorporated by reference to Exhibit 4.1 to Merchants' Registration Statement on Form S-3 (Registration No. 333-20375) filed on January 22, 1997)

10.2

401(k) Employee Stock Ownership Plan of Merchants, dated January 1, 1990, as amended (Incorporated by reference to Merchants' Registration Statement on Form S-8 (Registration Number 33-3274) filed on November 16, 1989)

10.3

Amended and Restated Merchants Bank Pension Plan dated as of January 1, 1994 (Incorporated by reference to Exhibit 10.6 to Post-Effective Amendment Number 1 to Merchants' Registration Statement on Form S-8 (Registration Number 333-18845) filed on December 26, 1996)

	10.4	Form of Employment Agreement dated as of January 1, 2003, by and between Merchants and its subsidiaries and certain of its executive officers

	10.14	The Merchants Bank Amended and Restated Deferred Compensation Plan for Directors (Incorporated by reference to the Registrant's Annual Report on Form 10-K for the Year Ended December 31, 1997)

10.14.1

Trust under the Merchants Bank Amended and Restated Deferred Compensation Plan for Directors (Incorporated by reference to the Registrant's Annual Report on Form 10-K for the Year Ended December 31, 1997)

	10.14.2	The Merchants Bancshares, Inc. Amended and Restated Deferred Compensation Plan for Directors (Incorporated by reference to Form S-8 filed on September 3, 1997)

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

	11	Statement re: computation of per share earnings. See 2003 Annual Report to Shareholders Note 11

	13	2003 Annual Report to Shareholders

	14	Codes of Ethics

	21	Subsidiaries of Merchants

	23	Consent of KPMG LLP

	31.1	Certification of Chief Executive Officer of Merchants Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14

	31.2	Certification of Chief Financial Officer of Merchants Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14

	32.1	Certification of Chief Executive Officer of Merchants Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	32.2	Certification of Chief Financial Officer of Merchants Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(3)	Reports on Form 8-K: Merchants filed a report on Form 8-K on October 16, 2003 related to the issuance of Merchants' earnings press release

SIGNATURES

Pursuant to the requirement of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on it's behalf by the undersigned, thereunto duly authorized.

Merchants Bancshares, Inc.
Date	March 12, 2004	By	/s/ Joseph L. Boutin

Joseph L. Boutin, President & CEO

Pursuant to the requirement of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of MERCHANTS BANCSHARES, INC., and in the capacities and on the date as indicated.
By	/s/ Joseph L. Boutin	March 12, 2004

	Joseph L. Boutin, Director, President	Date
& CEO of Merchants

By	/s/ Peter A. Bouyea	March 12, 2004

	Peter A. Bouyea, Director	Date

By	/s/ Jeffrey L. Davis	March 12, 2004

	Jeffrey L. Davis, Director	Date

By	/s/ Lorilee A. Lawton	March 12, 2004

	Lorilee A. Lawton, Director	Date

By	/s/ Robert A. Skiff	March 12, 2004

	Robert A. Skiff, Director	Date

By	/s/ Raymond C. Pecor, Jr	March 12, 2004

	Raymond C. Pecor, Jr., Director,	Date
Chairman of the Board of Directors

By	/s/ Charles A. Davis	March 12, 2004

	Charles A. Davis, Director	Date

By	/s/ Michael G. Furlong	March 12, 2004

	Michael G. Furlong, Director	Date

By	/s/ Patrick S. Robins	March 12, 2004

	Patrick S. Robins, Director	Date

By	/s/ Janet P. Spitler	March 12, 2004

	Janet P. Spitler, Treasurer & CFO of Merchants	Date
