Form 10-Q
period 2004-03-31
MERCHANTS BANCSHARES INC
filed 2004-05-10
CIK 726517

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2004

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	0-11595

Merchants Bancshares, Inc.

(Exact name of registrant as specified in its charter)

Delaware	03-0287342

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

275 Kennedy Drive, South Burlington, Vermont	05403

(Address of principal executive offices)	(Zip Code)

802-658-3400

(Registrant's telephone number, including area code)

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
[X] Yes [ ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 3, 2004, the registrant had outstanding 6,219,618 shares of Common Stock, par value $0.01 per share.

MERCHANTS BANCSHARES, INC.
FORM 10-Q
TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Consolidated Balance Sheets
	March 31, 2004 and December 31, 2003	1

	Consolidated Statements of Operations
	For the three months ended March 31, 2004 and 2003	2

	Consolidated Statements of Comprehensive Income
	For the three months ended March 31, 2004 and 2003	3

	Consolidated Statements of Cash Flows
	For the three months ended March 31, 2004 and 2003	4

	Notes to Consolidated Financial Statements	5 - 7

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	7 - 13
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	13 - 15
Item 4.	Controls and Procedures	15

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	16
Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases
	of Equity Securities	16
Item 3.	Defaults upon Senior Securities	16
Item 4.	Submission of Matters to a Vote of Security Holders	16
Item 5.	Other Information	16
Item 6.	Exhibits and Reports on Form 8-K	16

Signatures		17

Exhibits

MERCHANTS BANCSHARES, INC.
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Merchants Bancshares, Inc.
Consolidated Balance Sheets
(Unaudited)

March 31,	December 31,
(In thousands except share and per share data)	2004	2003

ASSETS
Cash and due from banks	$31,285	$34,891
Investments:
Securities available for sale	298,681	304,857
Securities held to maturity (fair value of $30,278 and $36,725)	28,315	34,725
Trading securities	593	755

Total investments	327,589	340,337

Loans	573,977	568,997
Less: Allowance for loan losses	7,962	7,954

Net loans	566,015	561,043

Federal Home Loan Bank stock	5,609	4,020
Bank premises and equipment, net	13,069	13,057
Investment in real estate limited partnerships	7,009	5,466
Other assets	9,492	11,088

Total assets	$960,068	$969,902

LIABILITIES
Deposits:
Demand deposits	$106,351	$110,241
Savings, NOW and Money Market Accounts	499,799	499,887
Time Deposits $100 thousand and greater	42,760	45,260
Other time deposits	152,898	152,695

Total deposits	801,808	808,083

Demand note due U.S. Treasury	1,078	2,058
Other short-term borrowings	30,000	55,000
Other liabilities	10,986	11,830
Long-term debt	26,368	6,618

Total liabilities	870,240	883,589

Commitments and contingencies (Note 6)
SHAREHOLDERS' EQUITY
Preferred stock Class A non-voting
Shares authorized - 200,000, none outstanding	--	--
Preferred stock Class B voting
Shares authorized - 1,500,000, none outstanding	--	--
Common stock, $.01 par value	67	67
Shares authorized	10,000,000
Issued	Current period	6,651,760
Prior period	6,651,760
Outstanding	Current period	5,961,089
Prior period	5,931,722
Capital in excess of par value	34,193	34,058
Retained earnings	62,465	61,254
Treasury stock, at cost	(11,118)	(11,350)
Current period shares	690,671
Prior period shares	720,038
Deferred compensation arrangements	3,543	3,565
Accumulated other comprehensive income (loss)	678	(1,281)

Total shareholders' equity	89,828	86,313

Total liabilities and shareholders' equity	$960,068	$969,902

See accompanying notes to consolidated financial statements

Merchants Bancshares, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,
(In thousands except per share data)	2004	2003

INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$8,040	$8,032
Interest and dividends on investments
U.S. Treasury and Agency obligations	1,605	2,425
Other	1,994	867

Total interest and dividend income	11,639	11,324

INTEREST EXPENSE
Savings, NOW and Money Market accounts	606	878
Time deposits $100 thousand and greater	327	346
Other time deposits	646	873
Other borrowed funds	204	2
Long-term debt	76	27

Total interest expense	1,859	2,126

Net interest income	9,780	9,198
Provision for loan losses	--	--

Net interest income after provision for loan losses	9,780	9,198

NONINTEREST INCOME
Trust company income	378	345
Service charges on deposits	1,147	1,050
Gains on sales of investment securities, net	63	217
Other	563	469

Total noninterest income	2,151	2,081

NONINTEREST EXPENSE
Salaries and wages	2,868	2,737
Employee benefits	1,067	1,080
Occupancy expense, net	798	693
Equipment expense	712	599
Legal and professional fees	423	311
Marketing	382	301
Equity in losses of real estate limited partnerships, net	413	402
State franchise taxes	228	146
Other	1,286	1,302

Total noninterest expense	8,177	7,571

Income before provision for income taxes	3,754	3,708
Provision for income taxes	934	974

NET INCOME	$2,820	$2,734

Basic earnings per common share	$0.45	$0.44
Diluted earnings per common share	$0.45	$0.44

See accompanying notes to consolidated financial statements

Merchants Bancshares, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended
	March 31,
(In thousands)	2004	2003

Net income	$2,820	$2,734
Change in net unrealized appreciation of securities available
for sale, net of taxes of $1,055 and $137	1,995	254
Reclassification adjustments for net securities
gains included in net income, net of taxes of $(22) and $(76)	(41)	(141)

Comprehensive income before transfers	4,774	2,847
Impact of transfer of securities from available for sale
to held to maturity, net of taxes of $3 and $(6)	5	(12)

Comprehensive income	$4,779	$2,835

See accompanying notes to consolidated financial statements

Merchants Bancshares, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

For the three months ended March 31,	2004	2003

(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,820	$2,734
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	1,479	1,157
Net gains on sales of investment securities	(63)	(217)
Equity in losses of real estate limited partnerships	432	402
Changes in assets and liabilities:
Decrease in interest receivable	241	78
Decrease (increase) in other assets	177	(23)
Decrease in interest payable	(9)	(2,554)
Decrease in other liabilities	(3,766)	(1,824)

Net cash provided by (used in) operating activities	1,311	(247)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investment securities available for sale	54,543	21,904
Proceeds from maturities of investment securities available for sale	19,523	14,171
Proceeds from maturities of investment securities held to maturity	6,408	4,488
Purchases of investment securities available for sale	(62,569)	(48,621)
Loan originations in excess of principal payments	(4,972)	(19,572)
Purchases of Federal Home Loan Bank stock	(1,589)	--
Investments in real estate limited partnerships	(1,975)	(1,477)
Purchases of bank premises and equipment	(517)	(309)

Net cash provided by (used in) investing activities	8,852	(29,416)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in deposits	(6,275)	12,730
Net decrease in short-term borrowings	(25,980)	(3,496)
Proceeds from long-term debt	20,000	4,000
Principal payments on long-term debt	(250)	(37)
Cash dividends paid	(1,421)	(1,454)
Acquisition of treasury stock	--	(238)
Proceeds from the sale of treasury stock to the Dividend Reinvestment Plan	7	--
Increase in deferred compensation arrangements	46	43
Proceeds from the exercise of employee stock options	104	42

Net cash provided by financing activities	(13,769)	11,590

Decrease in cash and cash equivalents	(3,606)	(18,073)
Cash and cash equivalents beginning of year	34,891	68,546

Cash and cash equivalents end of period	$31,285	$50,473

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Total interest payments	$1,868	$2,153
Total income tax payments	887	2,657
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES
Distribution of stock under deferred compensation arrangements	55	55
Distribution of treasury stock in lieu of cash dividend	188	216

See accompanying notes to consolidated financial statements

Notes To Consolidated Financial Statements:

See Merchants Bancshares, Inc. ("Merchants") Annual Report on Form 10-K for additional information.

Note 1: Recent Accounting Developments

In December 2003 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 132 (revised), "Employers' Disclosures about Pensions and Other Postretirement Benefits." SFAS No. 132 (revised) prescribes employers' disclosures about pension plans and other postretirement benefit plans, but it does not change the measurement or recognition of those plans. The statement retains and revises the disclosure requirements contained in the original SFAS No. 132. It also requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit costs of defined benefit pension plans and other postretirement benefit plans. SFAS No. 132 (revised) generally is effective for fiscal years ending after December 15, 2003. the interim period disclosures required by SFAS No. 132 (revised) are effective for interim periods beginning after December 31, 2003. Merchants' disclosures in Note 4 incorporate the revised disclosure requirements.

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

Note 3: Earnings Per Share
The following tables present reconciliations of the calculations of basic and diluted earnings per share for the three month periods ended March 31, 2004 and 2003.

		Weighted
	Net	Average	Per Share
(In thousands except share and per share data)	Income	Shares	Amount

	Three months ended March 31, 2004

Basic earnings per common share:
Net income available to common shareholders	$2,820	6,210,260	$0.45
Diluted earnings per common share:
Effect of dilutive stock options	--	70,898
Net Income available to common shareholders and
stock option exercise	2,820	6,281,158	0.45

	Three months ended March 31, 2003

Basic earnings per common share:
Net income available to common shareholders	$2,734	6,182,477	$0.44
Diluted earnings per common share:
Effect of dilutive stock options	--	53,858
Net Income available to common shareholders and
stock option exercise	2,734	6,236,335	0.44

Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding for the three month periods ending March 31, 2004 and 2003. As of March 31, 2004 and 2003, there were no anti-dilutive stock options outstanding.

Note 4: Pension

Prior to January 1995 Merchants maintained a noncontributory defined benefit plan (the "Plan") covering all eligible employees. The Plan was a final average pay plan with benefits based on the average salary rates over the five consecutive Plan years out of the last ten consecutive plan years that produce the highest average. It was Merchants' policy to fund the cost of benefits expected to accrue during the year plus amortization of any unfunded accrued liability that had accumulated prior to the valuation date based on IRS regulations for funding. During 1995 the Plan was curtailed. Accordingly, all accrued benefits were fully vested and no additional years of service or age will be accrued.

The components of net periodic benefit cost for the quarters ended March 31, 2004 and 2003, were as follows:

	Pension Benefits

Three Months Ended March 31,	2004	2003

Interest cost	$ 126	$ 129
Expected return on plan assets	(123)	(111)
Amortization of net loss	62	65

Net periodic benefit cost	$ 65	$ 83

Merchants expects to contribute zero to $750 thousand to its pension plan for 2004. No contributions were made during the first quarter of 2004.

Note 5: Stock Repurchase Program

In January 2001 Merchants' Board of Directors approved a stock repurchase program. In January 2004 the Board of Directors voted to extend the program until January 2005. Under the program, Merchants is authorized to repurchase up to 300,000 shares of its own common stock. Under the plan Merchants purchased 183,245 shares of its own common stock on the open market, at an average per share price of $21.75 through March 31, 2004. There were no stock repurchases during the first quarter of 2004.

Note 6: Commitments and Contingencies

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

Merchants does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are conditional commitments issued by Merchants to guarantee the performance of a customer to a third party. Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit totaled approximately $8.3 million at March 31, 2004, and represent the maximum potential future payments Merchants could be required to make. Typically, these instruments have terms of 12 months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on balance sheet instruments. Merchants' policies governing loan collateral apply to standby letters of credit at the time of credit extension. Loan-to-value ratios are generally consistent with loan-to-value requirements for other commercial loans secured by similar types of collateral. The fair value of Merchants' standby letters of credit at March 31, 2004, was insignificant.

Merchants is involved in routine legal proceedings that occur in the ordinary course of business, which, in the aggregate, are believed by management to be immaterial to its financial condition and results of operations.

Note 7: Reclassifications
Certain amounts reported for prior periods have been reclassified to be consistent with the current period presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

Except for the historical information contained herein, this Quarterly Report on Form 10-Q of Merchants may contain forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). Investors are cautioned that forward looking statements are inherently uncertain. Actual performance and results of operations may differ materially from those projected or suggested in the forward looking statements due to certain risks and uncertainties, including, without limitation:

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

(iv)

the fact that at March 31, 2004, a significant portion of Merchants' loan portfolio was comprised of commercial loans, exposing Merchants to the risks inherent in financings based upon analyses of credit risk, the value of underlying collateral, including real estate, and other more intangible factors, which are considered in making commercial loans;

(v)

the fact that at March 31, 2004, approximately 83% of Merchants' loan portfolio was comprised of real estate loans, exposing Merchants to the risks inherent in financings based upon analyses of credit risk and the value of underlying collateral. Accordingly, Merchants' profitability may be negatively impacted by errors in risk analyses, by loan defaults, and the ability of certain borrowers to repay such loans may be adversely affected by any downturn in general economic conditions;

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

(vii)	changes in the extensive laws, regulations and policies governing bank holding companies and their subsidiaries could alter Merchants' business environment or affect Merchants' operations;

(viii)	the potential need to adapt to industry changes in information technology systems, on which Merchants is highly dependent, could present operational issues or require significant capital spending; and

(ix)	the fact that Merchants actively evaluates acquisition and other expansion opportunities and strategies, the implementation of which could affect Merchants' financial performance.

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

General

All adjustments necessary for a fair presentation of the consolidated financial statements of Merchants as of March 31, 2004, and for the three months ended March 31, 2004 and 2003, have been included. The information was prepared from the unaudited financial statements of Merchants Bancshares, Inc. and its subsidiaries, Merchants Bank, Merchants Trust Company and Merchants Properties, Inc.

Overview

Merchants earned net income of $2.82 million, or basic and diluted earnings per share of 45 cents for the quarter ended March 31, 2004, compared to $2.73 million, or basic and diluted earnings per share of 44 cents for the quarter ended March 31, 2003. The return on average assets and return on average equity for the first quarter of 2004 were 1.14% and 12.88% respectively, compared to 1.29% and 13.16%, respectively, for the first quarter of 2003.

Results of Operations

Net Interest Income: Merchants has continued to experience considerable margin erosion in the low interest rate environment that has existed since the end of 2002. The net interest margin for the first quarter of 2004 was 4.23% compared to 4.68% for the first quarter of 2003. However, as a result of strong balance sheet growth over the last year, Merchants has increased its quarter over quarter net interest income dollars by $582 thousand to $9.78 million from $9.20 million. Total average interest earning assets increased $132.71 million, or 16.6%, to $930.74 million for the first quarter of 2004 compared to the first quarter of 2003, but the yield on those assets decreased 73 basis points for the first quarter of 2004 compared to 2003. At the same time, total average interest-bearing liabilities increased $121.31 million, or 18.31%, to $783.71 million and the cost of those liabilities decreased 35 basis points.

Merchants average loan portfolio increased $69.27 million to $567.25 million from $497.98 million when comparing the first quarter of 2004 to 2003. The average interest rate earned on the loan portfolio decreased 85 basis points to 5.70% for the first quarter of 2004 from 6.55% for the first quarter of 2003. Deposit costs moved down for the first quarter of 2004 compared to 2003, but not as quickly as loan yields. The average rate on interest-bearing deposits decreased 38 basis points to 0.91% for the first quarter of 2004 from 1.29% for the first quarter of 2003. The average rate on Savings, NOW and Money Market deposits for the first quarter of 2004 was 0.49%, 27 basis points below the 0.76% average rate for the first quarter of 2003. The average rate on time deposits for the first quarter of 2004 was 1.99%, 61 basis points below the 2.60% average rate for the first quarter of 2004.

Merchants average investment portfolio increased $80.43 million to $361.81 million from $281.37 million and the average interest rate earned on Merchants' investment portfolio decreased to 4.00% from 4.65% during the same time period. Merchants funded much of this growth through short-term borrowings from the Federal Home Loan Bank of Boston ("FHLB") at an average short-term rate of 1.12%. The average balance of short-term borrowings grew to $73.26 million during the quarter ended March 31, 2004 from $754 thousand during the quarter ended March 31, 2003. Short-term borrowings ended the quarter at $31.08 million. Merchants also added $15 million in two and three year FHLB borrowings at an average rate of 1.88% during the quarter. The additional income generated by this leverage has helped Merchants increase its margin dollars over last year, in spite of continued interest rate margin compression.

The table on page 11 shows the yield analysis for the periods reported.

Provision for Loan Losses: Management reviews the Allowance for Loan Losses ("Allowance") at least quarterly and it continues to be deemed adequate under current market conditions. No provision for loan losses was recorded during the first quarter of 2004 or 2003. See the discussion of Non-Performing Assets on pages 12 - 13 for additional information on the Allowance.


Noninterest Income: Total noninterest income increased $70 thousand to $2.15 million for the first quarter of 2004 from $2.08 million for the first quarter of 2003. Net gains on sales of investments totaled $63 thousand for the first quarter of 2004, and $217 thousand for the first quarter of 2003. Excluding net gains on sales of securities total noninterest income increased $224 thousand to $2.09 million for the first quarter of 2004 from $1.86 million for the first quarter of 2003. This 12.0% increase in noninterest income is due in large part to the increased level of electronic transactions being processed, and to increased overdraft activity. Overdraft fee income increased $149 thousand during the first quarter of 2004 compared to the same quarter last year; this represents a 22.4% increase. Merchants has continued to successfully move its customers' activity toward electronic transactions. ATM and debit card volumes are 19.8% higher than the same quarter one year ago. Year-to-date net electronic banking fees have increased $122 thousand during the same time period.

Noninterest Expenses: Total noninterest expense increased $606 thousand to $8.18 million for the first quarter of 2004 from $7.57 million for the first quarter of 2003. Total salaries and employee benefits expense increased $118 thousand, or 3.1%, to $3.94 million from $3.82 million for the first quarter of 2004 compared to 2003, primarily the result of normal pay increases. Occupancy and Equipment expenses increased $218 thousand, or 16.9% for the first quarter of 2004 compared to the first quarter of 2003. Approximately $105 thousand of this increase is attributable to Merchants' two de novo branches. Additionally, $50 thousand of the increase is associated with Merchants' network server infrastructure and desktop computer upgrade completed in the fourth quarter of 2003. The balance is a result of increased software maintenance costs and normal increases in building maintenance and rental expense. Legal and Professional fees increased $112 thousand, or 36.0%, quarter over quarter. This increase is primarily attributable to professional fees associated with the infrastructure project mentioned above, and increased investment advisory fees. Merchants' marketing expenses increased $81 thousand, or 26.9%, for the first quarter of 2004 compared to 2003 as Merchants undertook a marketing initiative to advance a new home equity product lineup. Merchants' state franchise taxes increased $82 thousand to $228 thousand from $146 thousand for the first quarter of 2004 compared to 2003. This increase is primarily attributable to a state franchise tax credit of $58 thousand taken in the first quarter of 2003.

Balance Sheet Analysis

Average loans and deposits for the first quarter 2004 were 13.9% and 6.7% higher than for the first quarter of 2003, respectively. Loan and deposit growth has slowed somewhat during the first quarter of this year. Quarter-end loan balances were $573.98 million, an increase of $4.98 million over year-end loan balances, and an annualized growth rate of 3.5%. Average loans for the quarter were $567.25 million, an increase of $2.83 million over fourth quarter 2003 average balances of $564.42 million. Merchants has experienced a slow down in residential mortgage activity, as refinancing activity has slowed after a record year in 2003. A large commercial relationship was added during the quarter and was the primary contributor to the increase in commercial loan balances.

The following table summarizes the components of Merchants loan portfolio as of March 31, 2004, and December 31, 2003:

(In thousands)	March 31, 2004	December 31, 2003

Commercial, financial and agricultural	$93,037	$84,698
Real estate loans - residential	263,526	263,538
Real estate loans - commercial	192,957	200,494
Real estate loans - construction	17,963	12,536
Installment loans	5,934	6,726
All other loans	560	1,005

Total loans	$573,977	$568,997

Quarter-end deposits were $801.81 million, a decrease of $6.28 million compared to year-end deposit balances. Average deposits for the quarter were $801.73 million, a slight decrease from fourth quarter 2003 average deposits of $804.69 million. Although overall deposits were down slightly from year-end, Merchants has continued its emphasis on increasing its marquee Free Checking for Life® product; average quarterly balances grew at an annualized 20.9% pace from the fourth quarter of 2003 through the first quarter of 2004. Overall deposit product sales were up 4.8% over the first quarter of 2003. Within the product categories Merchants has experienced increases in money market deposit product sales due to a modification in the product, which made the account more attractive to middle income households.

Merchants' new branches in White River Junction and St. Albans, VT, have both consistently been among the top five in product sales since they opened. These two branches accounted for 9.1% of total product sales for the quarter. Merchants monitors profitability for each of its branches; although White River Junction and St. Albans are not yet profitable, their performance for the quarter was well within Merchants' original targets. Merchants is continuing to pursue a branch location in Middlebury, VT; construction is anticipated in the 2004-2005 time period.


Merchants' quarterly average investment portfolio increased 28.6% year over year. Merchants' investment portfolio ended the quarter at $327.59 million, a slight decrease from the year-end balance of $340.34 million, and an increase of $47.18 million over March 31, 2003, ending balances of $280.41 million. Merchants' total FHLB borrowing position was $55.10 million at March 31, 2004, compared to $60.32 million at year-end, and $5.00 million at the end of the first quarter of last year. The average balance in the investment portfolio for the first quarter of 2004 was $361.81 million compared to $281.37 million for the first quarter of 2003, and $338.04 million for the fourth quarter of 2003. Merchants continued its leverage strategy, begun during the second quarter of 2003, through the first quarter of this year. This balance sheet leverage has helped Merchants continue to grow its net interest income dollars in spite of continued pressure on its net interest margin.

In the ordinary course of business, Merchants makes commitments for possible future extensions of credit. On March 31, 2004, Merchants was obligated to fund $8.3 million of standby letters of credit. No losses are anticipated in connection with these commitments.

Income Taxes

Merchants and its subsidiaries are taxed on income by the Internal Revenue Service at the federal level. The State of Vermont levies franchise taxes on banks based upon average deposit levels in lieu of taxing income. Franchise taxes are included in noninterest expenses in the consolidated statements of operations.

Total income tax expense was $934 thousand for the first quarter of 2004 compared to $974 thousand for the same period in 2003. Merchants recognized favorable tax benefits of $400 thousand for the first three months of 2004, compared to $330 thousand for the same period in 2002, representing the amount of the federal tax credits earned during these periods. Merchants' statutory tax rate was 35% for all periods. The recognition of low income housing tax credits has contributed to Merchants' effective tax rate of 25% for the first three months of 2004.

Liquidity and Capital Resources

Merchants' liquidity is monitored by the Asset and Liability Committee ("ALCO"), based upon policies approved by the Board of Directors. Liquidity can be defined as the ability to generate cash in the most economical way to satisfy loan demand, deposit withdrawal demand, and to meet other business opportunities which require cash. Merchants has a number of sources of liquid funds; including $25 million in available Federal Funds lines of credit at March 31, 2004; an overnight line of credit with the FHLB of $15 million; an estimated additional borrowing capacity with the FHLB of $52 million; and the ability to borrow through the use of repurchase agreements, collateralized by Merchants' investments, with certain approved counterparties. Merchants' investment portfolio, which is managed by Merchants' ALCO, totaled $327.59 million at March 31, 2004, and is a strong source of cash flow for Merchants.

As of March 31, 2004, Merchants exceeded all applicable regulatory capital requirements. The following table represents the actual capital ratios and capital adequacy requirements for Merchants as of March 31, 2004 and 2003:

			For Capital
	Actual		Adequacy Purposes

(In thousands)	Amount	Percent	Amount	Percent

	As of March 31, 2004

Tier 1 risk-based capital	$85,468	13.66%	$25,028	4.00%
Total risk-based capital	93,291	14.91%	50,056	8.00%
Tier 1 leverage capital	85,468	8.64%	39,584	4.00%

	As of March 31, 2003

Tier 1 risk-based capital	$78,669	14.08%	$22,346	4.00%
Total risk-based capital	85,671	15.34%	44,693	8.00%
Tier 1 leverage capital	78,669	9.28%	33,899	4.00%

Merchants Bancshares, Inc.
Average Balance Sheets and Average Rates
(Unaudited)

	Three Months Ended

	March 31, 2004			March 31, 2003

		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
(In thousands, fully taxable equivalent)	Balance	Expense	Rate	Balance	Expense	Rate

ASSETS:
Loans, including fees on loans (1)	$567,250	$8,042	5.70%	$497,976	$8,037	6.55%
Taxable investments	361,805	3,594	4.00%	281,372	3,228	4.65%
Federal funds sold, securities purchased under
agreements to resell and interest bearing
deposits with banks	1,680	5	1.20%	18,680	64	1.39%

Total interest earning assets	930,735	$11,641	5.03%	798,028	$11,329	5.76%

Allowance for loan losses	(7,958)			(8,480)
Cash and due from banks	36,911			32,942
Premises and equipment, net	13,066			11,320
Other assets	17,995			15,153

Total assets	$990,749			$848,963

LIABILITIES AND SHAREHOLDERS' EQUITY:
Interest Bearing Deposits:
Savings, Money Market & NOW accounts	$499,222	$606	0.49%	$468,540	$878	0.76%
Time Deposits	196,514	972	1.99%	189,880	1,219	2.60%

Total interest bearing deposits	695,736	1,578	0.91%	658,420	2,097	1.29%

Short-term borrowings	73,260	204	1.12%	754	2	1.08%
Long-term debt	14,717	77	2.10%	3,231	27	3.39%

Total interest bearing liabilities	783,713	$1,859	0.95%	662,405	$2,126	1.30%

Noninterest bearing deposits	105,991			93,041
Other liabilities	13,476			10,406
Shareholders' equity	87,569			83,111

Total liabilities and shareholders' equity	$990,749			$848,963

Net interest earning assets	$147,022			$135,623

Net interest income (fully taxable equivalent)		$9,782			$9,203

Net interest rate spread			4.08%			4.46%

Net interest margin			4.23%			4.68%

(1).			Includes principal balance of non-accrual loans and fees on loans

Non-Performing Assets and the Allowance for Loan Losses

Stringent credit quality is a major strategic focus of Merchants. Although Merchants has been successful to date in minimizing its problem assets, there is no assurance that Merchants will not have increased levels of problem assets in the future, particularly in light of current or future economic conditions. There is also no assurance that Merchants will not need to increase the Allowance in the future.

The following table summarizes Merchants' non-performing assets at the dates indicated:

(In thousands)	March 31, 2004	December 31, 2003	March 31, 2003

Nonaccrual loans	$ 857	$ 2,100	$ 2,858
Loans past due 90 days or more and
still accruing interest	52	26	89
Restructured loans	87	86	1,737
Total non-performing loans ("NPL")	996	2,212	4,684
Other real estate owned ("OREO")	--	--	57

Total non-performing assets ("NPA")	$ 996	$ 2,212	$ 4,741

The level of non-performing assets dropped significantly during the first quarter reflecting overall improvement in the local and national economy. The decrease in non-performing assets can largely be attributed to loan payoffs from four commercial borrowers totaling $970 thousand. This, coupled with the fact that there were no significant additions to NPA during the quarter, generated the overall decrease. Total NPL decreased $1.22 million from December 31, 2003 to March 31, 2004. During the quarter restructured loans were virtually unchanged and there was a $1.24 million decrease in nonaccrual loans as previously described. Only $86 thousand in loans were added to nonaccrual during the quarter. Management is encouraged by the steady reduction in NPAs over the past twelve months. Given the historically low NPA levels management does not anticipate further reductions.

Loans past due 90 days or more and still accruing interest increased $26 thousand during the first quarter of 2004. Merchants did not have any OREO as of March 31, 2004.

The following table summarizes year-to-date activity in Merchants' Allowance for Loan Losses through the dates indicated:

(In thousands)	March 31, 2004	December 31, 2003	March 31, 2003

Allowance beginning of year	$ 7,954	$ 8,497	$ 8,497
Charge-offs :
Commercial, lease financing
and all other	--	(722)	(39)
Real estate - mortgage	--	(343)	(2)
Installment and other consumer	--	(17)	(8)

Total charge-offs	--	(1,082)	(49)

Recoveries:
Commercial, lease financing
and all other	4	397	13
Real estate - mortgage	2	140	19
Installment and other consumer	2	2	--

Total recoveries	8	539	32

Net recoveries (charge-offs)	8	(543)	(17)

Provision for loan losses	--	--	--

Allowance end of period	$ 7,962	$ 7,954	$ 8,480

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


anticipated losses in the portfolio has significantly increased or diminished, the Allowance is adjusted through current earnings. As part of Merchants' analysis of specific credit risk, detailed and extensive reviews are done on larger credits and problematic credits identified on the watched asset list, non-performing asset listings and internal credit rating reports. An outside loan review firm examines portions of Merchants' commercial loan portfolio three times per year. Over the course of the year, approximately 70% of commercial loan balances are reviewed, including all relationships over $1.0 million and criticized and classified loans over $500 thousand. Issues addressed by the loan review process include the accuracy of Merchants' internal risk ratings system, loan quality, and adequacy of the Allowance. Loans deemed impaired at March 31, 2004, totaled $1.1 million; of this total $543 thousand are included as non-performing assets in the table above.

The Allowance level reflects management's current strategies and efforts to maintain the Allowance at a level adequate to provide for loan losses based on an evaluation of known and inherent risks in the loan portfolio. Among the factors that management considers in establishing the level of the Allowance are overall findings from an analysis of individual loans, the overall risk characteristics and size of the loan portfolio, past credit loss history, management's assessment of current economic and real estate market conditions and estimates of the current value of the underlying collateral. Management considered the balance of the Allowance adequate at March 31, 2004.

The following table reflects Merchants' non-performing asset and coverage ratios as of March 31, 2004, December 31, 2003, and March 31, 2003:

	March 31, 2004	December 31, 2003	March 31, 2003

NPL to total loans	0.17%	0.39%	0.91%
NPA to total loans plus OREO	0.17%	0.39%	0.92%
Allowances to total loans	1.39%	1.40%	1.64%
Allowances to NPL	799%	360%	181%
Allowances to NPA	799%	360%	179%

Item 3. Quantitative and Qualitative Disclosures About Market Risk

General

Management and Merchants' Board of Directors are committed to sound risk management practices throughout the organization. Merchants has developed and implemented a centralized risk management monitoring program. Risks associated with Merchants' business activities and products are identified and measured as to probability of occurrence and impact on Merchants (low, moderate, or high), and the control or other activities in place to manage those risks are identified and assessed. Periodically, department-level and senior managers re-evaluate and report on the risk management processes for which they are responsible. This documented program provides management with a comprehensive framework for monitoring Merchants' risk profile from a macro perspective; it also serves as a tool for assessing internal controls over financial reporting as required under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), and the Sarbanes-Oxley Act of 2002.

Market Risk

Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates and prices such as interest rates, foreign currency exchange rates, commodity prices, and equity prices. Merchants' primary market risk exposure is interest rate risk. An important component of Merchants' asset and liability management process is the ongoing monitoring and management of this risk, which is governed by established policies that are reviewed and approved annually by Merchants' Board of Directors. The Board of Directors delegates responsibility for carrying out the asset and liability management policies to the ALCO. In this capacity the ALCO develops guidelines and strategies impacting Merchants' asset and liability management related activities based upon estimated market risk sensitivity, policy limits and overall market interest rate levels and trends. Merchants has an outside investment advisory firm which helps it identify opportunities for increased yield without significantly increasing risk, in the investment portfolio.

During the quarter Merchants recognized a $764 thousand loss on the sale of an asset-backed security available for sale. Merchants liquidated its position on March 8, 2004, immediately following a significant downgrade of the bond by investment analysts. After recognizing the loss on the asset-backed security, management undertook a further evaluation of the investment portfolio and identified $39.76 million in other bonds to be sold. All of the bonds sold were securities available for sale and the majority were other asset-backed securities. These sales resulted in securities gains of $703 thousand. After all the sales, Merchants' asset-backed securities totaled $15.94 million. In most instances, the sale of the bonds eliminated or reduced exposure to a specific market segment, or to a specific servicer. The proceeds from these sales were used to pay down short-term FHLB borrowings. Proceeds from sales of available for sale securities during the first quarter totaled $54.54 million and generated a net gain of $63 thousand.

Interest Rate Risk

The ALCO is responsible for evaluating and managing the interest rate risk which arises naturally from imbalances in repricing, maturity and cash flow characteristics of Merchants' assets and liabilities. The ALCO is responsible for ensuring that the Board of Directors receives accurate information regarding Merchants' interest rate risk position at least quarterly. The ALCO uses an outside consultant to perform rate shocks of Merchants' balance sheet, and to perform a variety of other analyses. The consultant's most recent review was as of February 29, 2004. This review shows that Merchants' one year interest rate sensitivity gap has changed very little from a $31 million liability-sensitive position at the end of 2003 to a $37 million liability-sensitive position. The security sales and short-term debt pay down discussed in the previous paragraph, coupled with the addition of some longer term debt during the quarter have helped to move Merchants' one year interest rate sensitivity gap to a more neutral position as of March 31, 2004. Merchants strives to keep its one year interest rate sensitivity gap as neutral as possible so that benefits can be realized in both a falling and a rising interest rate environment.

For the February 29, 2004, review the consultant modeled a 100 basis point decrease as well as a 200 basis point increase because of the current rate environment. At that time the change in net interest income for the next 12 months from Merchants' expected or "most likely" forecast was as follows:

Percent Change in
Rate Change	Net Interest Income

Up 200 basis points	(0.54)%
Down 100 basis points	(1.61)%

The analysis currently shows some margin compression in both the rising and falling rate scenarios; if rates fall further funding costs will reach their floors as asset yields reset at lower levels leading to increased pressure on the margin. In a rising rate scenario, anticipated increases in liability rates outstrip increases in loan and investment rates during the first twelve months. Funding costs begin to stabilize and this trend slows and eventually reverses in year two. The degree to which this exposure materializes will depend, in part, on Merchants' ability to manage deposit rates as interest rates rise or fall.

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

As market conditions vary from those assumed in the sensitivity analysis, actual results will likely differ due to: the varying impact of changes in the balances and mix of loans and deposits differing from those assumed, the impact of possible off balance sheet hedging strategies, and other internal/external variables. Furthermore, the sensitivity analysis does not reflect all actions that the ALCO might take in responding to or anticipating changes in interest rates.

The model used to perform the balance sheet simulation assumes a parallel shift of the yield curve over twelve months and reprices every interest-bearing asset and liability on the Merchants' balance sheet. The model uses contractual repricing dates for variable products, contractual maturities for fixed rate products, and product-specific assumptions for deposits such as Free Checking for Life® accounts and money market accounts which are subject to repricing based on current market conditions. Investment securities with call provisions are examined on an individual basis in each rate environment to estimate the likelihood of a call. The model also assumes that the rate at which certain mortgage related assets prepay will vary as rates rise and fall, based on prepayment estimates derived from the Office of Thrift Supervision's Net Portfolio Value Model.

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


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

Item 4. Controls and Procedures

The principal executive officer, principal financial officer, and other members of senior management of Merchants have evaluated the disclosure controls and procedures of Merchants as of the end of the period covered by this quarterly report. Based on this evaluation, Merchants has concluded that the disclosure controls and procedures effectively ensure that information required to be disclosed in Merchants' filings and submissions with the Securities and Exchange Commission under the Exchange Act, is accumulated and communicated to our management (including the principal executive officer and principal financial officer) and is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. In addition, Merchants has reviewed its internal controls over financial reporting and there have been no significant changes in its internal controls or in the other factors that could significantly affect those controls during the quarter ended March 31, 2004.

MERCHANTS BANCSHARES, INC.
PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Merchants is involved in routine legal proceedings occurring in the ordinary course of business, which in the aggregate are believed by management to be immaterial to its financial condition and results of operations.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits and Reports on Form 8-k

(a) Exhibits:
31.1 - Certification of Chief Executive Officer of the Company Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14
31.2 - Certification of Chief Financial Officer of the Company Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14
32.1 - Certification of Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 - Certification of Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Current Reports on Form 8-K
Merchants Bancshares, Inc. filed a Current Report on Form 8-K on April 15, 2004, with respect to a press release it issued announcing its results for the quarter-ended March 31, 2004.

MERCHANTS BANCSHARES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Merchants Bancshares, Inc.

/s/ Joseph L. Boutin

Joseph L. Boutin
President &Chief Executive Officer

/s/ Janet P. Spitler

Janet P. Spitler
Chief Financial Officer &Treasurer

May 7, 2004

Date
