Form 10-Q
period 2004-06-30
MERCHANTS BANCSHARES INC
filed 2004-08-09
CIK 726517

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2004

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	0-11595

Merchants Bancshares, Inc.

(Exact name of registrant as specified in its charter)

Delaware	03-0287342

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

275 Kennedy Drive, South Burlington, Vermont	05403

(Address of principal executive offices)	(Zip Code)

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
[X] Yes [ ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of August 2, 2004, the registrant had outstanding 6,228,781 shares of Common Stock, par value $0.01 per share.

MERCHANTS BANCSHARES, INC. FORM 10-Q TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Consolidated Balance Sheets
	June 30, 2004 and December 31, 2003	1

	Consolidated Statements of Operations
	For the three months ended June 30, 2004 and 2003,
	and the six months ended June 30, 2004 and 2003	2

	Consolidated Statements of Comprehensive Income (Loss)
	For the three months ended June 30, 2004 and 2003,
	and the six months ended June 30, 2004 and 2003	3

	Consolidated Statements of Cash Flows
	For the six months ended June 30, 2004 and 2003	4

	Notes to Interim Consolidated Financial Statements	5 - 7

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	7 - 16
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	16 - 17
Item 4.	Controls and Procedures	17

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	18
Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases
	of Equity Securities	18
Item 3.	Defaults upon Senior Securities	18
Item 4.	Submission of Matters to a Vote of Security Holders	18
Item 5.	Other Information	18
Item 6.	Exhibits and Reports on Form 8-K	18

Signatures		19
Exhibits

MERCHANTS BANCSHARES, INC.
PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

Merchants Bancshares, Inc.
Consolidated Balance Sheets
(Unaudited)

June 30,	December 31,
(In thousands except share and per share data)	2004	2003

ASSETS
Cash and due from banks	$34,792	$34,891
Investments:
Securities available for sale	350,195	304,857
Securities held to maturity (fair value of $28,157 and $36,725)	26,788	34,725
Trading securities	581	755

Total investments	377,564	340,337

Loans	589,108	568,997
Less: Allowance for loan losses	7,999	7,954

Net loans	581,109	561,043

Federal Home Loan Bank stock	7,050	4,020
Bank premises and equipment, net	13,301	13,057
Investment in real estate limited partnerships	7,611	5,466
Other assets	11,759	11,088

Total assets	$1,033,186	$969,902

LIABILITIES
Deposits:
Demand deposits	$114,898	$110,241
Savings, NOW and Money Market Accounts	512,367	499,887
Time Deposits $100 thousand and greater	36,924	45,260
Other time deposits	152,567	152,695

Total deposits	816,756	808,083

Demand note due U.S. Treasury	1,153	2,058
Other short-term borrowings	45,000	55,000
Other liabilities	20,206	11,830
Long-term debt	63,280	6,618

Total liabilities	946,395	883,589

Commitments and contingencies (Note 6)
SHAREHOLDERS' EQUITY
Preferred stock Class A non-voting
Shares authorized - 200,000, none outstanding	--	--
Preferred stock Class B voting
Shares authorized - 1,500,000, none outstanding	--	--
Common stock, $.01 par value	67	67
Shares authorized	10,000,000
Issued	Current period	6,651,760
Prior period	6,651,760
Outstanding	Current period	5,965,597
Prior period	5,931,722
Capital in excess of par value	34,289	34,058
Retained earnings	63,697	61,254
Treasury stock, at cost	(11,095)	(11,350)
Current period shares	686,163
Prior period shares	720,038
Deferred compensation arrangements	3,660	3,565
Accumulated other comprehensive loss	(3,827)	(1,281)

Total shareholders' equity	86,791	86,313

Total liabilities and shareholders' equity	$1,033,186	$969,902

See accompanying notes to consolidated financial statements

Merchants Bancshares, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands except per share data)	2004	2003	2004	2003

INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$8,026	$8,304	$16,066	$16,336
Interest and dividends on investments
U.S. Treasury and Agency obligations	1,595	2,031	3,200	4,456
Other	1,884	1,041	3,878	1,908

Total interest and dividend income	11,505	11,376	23,144	22,700

INTEREST EXPENSE
Savings, NOW and Money Market accounts	625	808	1,231	1,686
Time deposits $100 thousand and greater	237	266	564	612
Other time deposits	615	932	1,261	1,805
Other borrowed funds	118	11	322	13
Long-term debt	201	45	277	72

Total interest expense	1,796	2,062	3,655	4,188

Net interest income	9,709	9,314	19,489	18,512
Provision for loan losses	--	--	--	--

Net interest income after provision for loan losses	9,709	9,314	19,489	18,512

NONINTEREST INCOME
Trust company income	390	369	768	714
Service charges on deposits	1,254	1,097	2,401	2,147
Net (losses) gains on sales of investment securities	(67)	626	(4)	843
Other	635	657	1,198	1,126

Total noninterest income	2,212	2,749	4,363	4,830

NONINTEREST EXPENSE
Salaries and wages	2,909	2,922	5,777	5,659
Employee benefits	918	891	1,985	1,971
Occupancy expense, net	755	672	1,553	1,365
Equipment expense	742	664	1,454	1,263
Legal and professional fees	540	385	963	696
Marketing	304	357	686	658
Equity in losses of real estate limited partnerships, net	431	401	844	803
State franchise taxes	232	213	460	359
Other	1,300	1,310	2,586	2,612

Total noninterest expenses	8,131	7,815	16,308	15,386

Income before provision for income taxes	3,790	4,248	7,544	7,956
Provision for income taxes	948	1,208	1,882	2,182

NET INCOME	$2,842	$3,040	$5,662	$5,774

Basic earnings per common share	$0.46	$0.49	$0.91	$0.93
Diluted earnings per common share	$0.45	$0.49	$0.90	$0.93

See accompanying notes to consolidated financial statements

Merchants Bancshares, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2004	2003	2004	2003

Net income	$2,842	$3,040	$5,662	$5,774
Change in net unrealized (depreciation) appreciation of
securities available for sale, net of taxes of ($2,452), $332,
($1,378), and $469	(4,554)	617	(2,560)	871
Reclassification adjustments for net securities losses (gains)
included in net income, net of taxes of $23, ($219), $1,
and ($295)	44	(407)	3	(548)

Comprehensive income (loss) before transfers	(1,668)	3,250	3,105	6,097
Impact of transfer of securities from available for sale
to held to maturity, net of taxes of $3, ($4), $5, and ($11)	5	(8)	11	(20)

Comprehensive income (loss)	$(1,663)	$3,242	$3,116	$6,077

See accompanying notes to consolidated financial statements

Merchants Bancshares, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

For the six months ended June 30,	2004	2003

(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,662	$5,774
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	3,036	2,315
Net losses (gains) on sales of investment securities	4	(843)
Net losses (gains) on disposition of premises and equipment	--	47
Net gains on sales of other real estate owned	--	(8)
Equity in losses of real estate limited partnerships	863	803
Changes in assets and liabilities:
Decrease (increase) in interest receivable	202	(204)
Decrease (increase) in other assets	349	(209)
Decrease in interest payable	(96)	(590)
(Decrease) increase in other liabilities	79	(2,311)

Net cash provided by operating activities	10,099	4,774

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investment securities available for sale	59,391	65,178
Proceeds from maturities of investment securities available for sale	46,570	28,749
Proceeds from maturities of investment securities held to maturity	7,933	9,647
Purchases of investment securities available for sale	(148,463)	(125,055)
Loan originations in excess of principal payments	(20,066)	(45,850)
Purchases of Federal Home Loan Bank stock	(3,030)	--
Proceeds from sales of other real estate owned	--	65
Investments in real estate limited partnerships	(3,008)	(1,860)
Purchases of bank premises and equipment	(1,318)	(890)

Net cash used in investing activities	(61,991)	(70,016)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in deposits	8,673	34,158
Net increase in short-term borrowings	(10,905)	(2,339)
Proceeds from long-term debt	60,000	4,000
Principal payments on long-term debt	(3,338)	(120)
Cash dividends paid	(2,842)	(2,529)
Acquisition of treasury stock	--	(713)
Proceeds from the sale of treasury stock to the Dividend Reinvestment Plan	9	--
Increase in Deferred Compensation Arrangements	93	80
Proceeds from the exercise of employee stock options	103	129

Net cash provided by financing activities	51,793	32,666

Decrease in cash and cash equivalents	(99)	(32,576)
Cash and cash equivalents beginning of year	34,891	68,546

Cash and cash equivalents end of period	$34,792	$35,970

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Total interest payments	$3,751	$4,256
Total income tax payments	1,570	3,457
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Increase in investment trade payable	8,567	7,019
Distribution of treasury stock in lieu of cash dividend	375	437
Distribution of Stock Under Deferred Compensation Arrangements	55	55

See accompanying notes to consolidated financial statements

Notes To Consolidated Financial Statements:

See Merchants Bancshares, Inc. ("Merchants") Annual Report on Form 10-K for additional information.

Note 1: Financial Statement Presentation

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. All adjustments necessary for a fair presentation of the consolidated financial statements of Merchants as of June 30, 2004, and for the three and six months ended June 30, 2004 and 2003, have been included. The information was prepared from the unaudited financial statements of Merchants Bancshares, Inc. and its subsidiaries, Merchants Bank, Merchants Trust Company and Merchants Properties, Inc.

Note 2: Stock-based Compensation

Merchants has granted stock options to certain key employees. The options are exercisable immediately after the two year vesting period. Nonqualified stock options may be granted at any price determined by the Nominating and Governance Committee of Merchants' Board of Directors. All stock options have been granted at or above fair market value at the date of grant.

Merchants accounts for its stock-based compensation plans in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Merchants has adopted SFAS No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize the fair value of all stock-based awards measured on the date of the grant as expense over the vesting period, and has adopted SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure -- an Amendment of FASB Statement No. 123," which, among other things, amends the disclosure requirements of SFAS No. 123. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and earnings per share disclosures for employee stock-based grants made in 1995 and future years as if the fair value based method defined in SFAS No. 123 had been applied. Merchants has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure required by SFAS No. 123.

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

Note 3: Earnings Per Share
The following tables present reconciliations of the calculations of basic and diluted earnings per common share for the periods indicated:

		Weighted
	Net	Average	Per Share
(In thousands except share and per share data)	Income	Shares	Amount

	Three months ended June 30, 2004

Basic earnings per common share:
Net income available to common shareholders	$2,842	6,224,674	$0.46
Diluted earnings per common share:
Effect of dilutive stock options	--	63,899
Net income available to common shareholders and
stock option exercise	2,842	6,288,573	0.45

	Three months ended June 30, 2003

Basic earnings per common share:
Net income available to common shareholders	$3,040	6,182,218	$0.49
Diluted earnings per common share:
Effect of dilutive stock options	--	54,867
Net Income available to common shareholders and
stock option exercise	3,040	6,237,085	0.49

	Six months ended June 30, 2004

Basic earnings per common share:
Net income available to common shareholders	$5,662	6,217,467	$0.91
Diluted earnings per common share:
Effect of dilutive stock options	--	67,398
Net income available to common shareholders and
stock option exercise	5,662	6,284,865	0.90

	Six months ended June 30, 2003

Basic earnings per common share:
Net income available to common shareholders	$5,774	6,182,335	$0.93
Diluted earnings per common share:
Effect of dilutive stock options	--	54,363
Net Income available to common shareholders and
stock option exercise	5,774	6,236,698	0.93

Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding for the three and six month periods ended June 30, 2004 and 2003. As of June 30, 2004 and 2003, there were no anti-dilutive stock options outstanding.

Note 4: Pension

Prior to January 1995 Merchants maintained a noncontributory defined benefit plan (the "Plan") covering all eligible employees. The Plan was a final average pay plan with benefits based on the average salary rates over the last five of ten consecutive Plan years that produce the highest average. It was Merchants' policy to fund the cost of benefits expected to accrue during the year plus amortization of any unfunded accrued liability that had accumulated prior to the valuation date


based on IRS regulations for funding. During 1995 the Plan was curtailed. Accordingly, all accrued benefits were fully vested and no additional years of service or age will be accrued.

The following table summarizes the components of net periodic benefit costs for the periods indicated:

	Pension Benefits

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003

Interest cost	$ 126	$ 129	$ 252	$ 258
Expected return on Plan assets	(123)	(111)	(246)	(222)
Amortization of net loss	61	64	123	129

Net periodic benefit cost	$ 64	$ 82	$ 129	$ 165

Merchants expects to contribute $14 thousand to its pension plan for 2004. No contributions were made during the first six months of 2004.

Note 5: Stock Repurchase Program

In January 2001 Merchants' Board of Directors approved a stock repurchase program. In January 2004 the Board of Directors voted to extend the program until January 2005. Under the program, Merchants is authorized to repurchase up to 300,000 shares of its own common stock. Through June 30, 2004, Merchants purchased 177,881 shares of its own common stock on the open market, at an average per share price of $21.52. There were no stock repurchases during the first six months of 2004.

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

Merchants does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are conditional commitments issued by Merchants to guarantee the performance of a customer to a third party. Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit totaled approximately $8.30 million at June 30, 2004, and represent the maximum potential future payments Merchants could be required to make. Typically, these instruments have terms of 12 months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on balance sheet instruments. Merchants' policies governing loan collateral apply to standby letters of credit at the time of credit extension. Loan-to-value ratios are generally consistent with loan-to-value requirements for other commercial loans secured by similar types of collateral. The fair value of Merchants' standby letters of credit at June 30, 2004, was insignificant.

Merchants is involved in routine legal proceedings that occur in the ordinary course of business, which, in the aggregate, are believed by management to be immaterial to its financial condition and results of operations.

Note 7: Reclassifications
Amounts reported for prior periods have been reclassified, where necessary, to be consistent with the current period presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

Except for the historical information contained herein, this Quarterly Report on Form 10-Q of Merchants may contain forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). Investors are cautioned that forward looking statements are inherently uncertain. Actual performance and results of operations may differ materially from those projected or suggested in the forward looking statements due to certain risks and uncertainties, including, without limitation:

(i)	the fact that Merchants' success is dependent upon general economic conditions in Vermont and Vermont's ability to attract new business;

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

(iv)

the fact that at June 30, 2004, a significant portion of Merchants' loan portfolio was comprised of commercial loans, exposing Merchants to the risks inherent in financings based upon analyses of credit risk, the value of underlying collateral, including real estate, and other more intangible factors, which are considered in making commercial loans;

(v)

the fact that at June 30, 2004, approximately 84% of Merchants' loan portfolio was comprised of real estate loans, exposing Merchants to the risks inherent in financings based upon analyses of credit risk and the value of underlying collateral. Accordingly, Merchants' profitability may be negatively impacted by errors in risk analyses, by loan defaults, and the ability of certain borrowers to repay such loans may be adversely affected by any downturn in general economic conditions;

(vi)

acts or threats of terrorism and actions taken by the United States or other governments as a result of such acts or threats, including possible military action, could further adversely affect business and economic conditions in the United States of America generally and in Merchants' markets, which could adversely affect Merchants' financial performance and that of Merchants' borrowers and on the financial markets and the price of Merchants' common stock;

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

These factors, as well as general economic and market conditions in the United States of America, may materially and adversely affect the market price of shares of Merchants' common stock. Because of these and other factors, past financial performance should not be considered an indicator of future performance. The forward looking statements contained herein represent Merchants' judgment as of the date of this Form 10-Q; Merchants cautions readers not to place undue reliance on such statements.

Overview

Merchants earned net income of $2.84 million, or basic earnings per share of 46 cents and diluted earnings per share of 45 cents for the quarter ended June 30, 2004, compared to $3.04 million, or basic and diluted earnings per share of 49 cents for the quarter ended June 30, 2003. The return on average assets and return on average equity for the second quarter of 2004 were 1.15% and 12.96% respectively, compared to 1.39% and 14.38%, respectively, for the second quarter of 2003. Merchants earned net income of $5.66 million, or basic earnings per share of 91 cents and diluted earnings per share of 90 cents for the six months ended June 30, 2004, compared to $5.77 million, or basic and diluted earnings per share of 93 cents for six months ended June 30, 2003. The return on average assets and return on average equity for the first six months of 2004 were 1.14% and 12.91% respectively, compared to 1.34% and 13.77%, respectively, for the first six months of 2003.

Results of Operations

Net Interest Income: Merchants experienced some net interest margin erosion during the second quarter, as the margin decreased from 4.23% for the fourth quarter of 2003 and the first quarter of this year to 4.20% for the current quarter. This compares to a net interest margin of 4.55% for the second quarter of 2003. However, balance sheet growth enabled Merchants to increase its net interest income by $395 thousand or 4.2% for the second quarter and $977 thousand or 5.3% for the first six months of the year when compared to the same period one year ago. Total average interest earning assets increased $109.53 million for the second quarter of 2004 compared to 2003; and $121.12 million for the first six months of this year compared to last year. The yield on those assets decreased 59 basis points for the second quarter and 66 basis


points year to date. At the same time interest bearing liabilities increased $94.89 million for the second quarter and $108.10 million for the first six months of this year compared to last year. The cost of Merchants interest bearing liabilities decreased 28 basis points quarter over quarter, and 31 basis points year to date. The recent increase in short-term rates by the Federal Reserve Board may create opportunities for Merchants to further increase its margin dollars.

Merchants' quarterly average loan portfolio increased $45.4 million to $579.98 million when comparing the second quarter of 2004 to 2003, and increased $57.34 million to $573.61 million for the first six months of the current year compared to the previous year. The average interest rate earned on the loan portfolio decreased 66 basis points to 5.57% for the second quarter of 2004 from 6.23% for the second quarter of 2003. Deposit costs continued to move down for the second quarter of 2004 compared to 2003, but not as quickly as loan yields. The average rate on interest-bearing deposits decreased 35 basis points to 0.84% for the second quarter of 2004 from 1.19% for the second quarter of 2003.

Merchants' quarterly average investment portfolio increased 27.3% year over year. The average balance in the investment portfolio for the second quarter of 2004 was $348.11 million compared to $273.56 million for the second quarter of 2003, and $338.04 million for the fourth quarter of 2003. The average rate on the investment portfolio was 4.01% for the second quarter of 2004 compared to 4.44% for the second quarter of the prior year. Merchants leverage strategy, which began during the second quarter of 2003, continued through the second quarter of this year. This balance sheet leverage has helped Merchants continue to grow its net interest income dollars in spite of continued pressure on its net interest margin. Merchants has funded much of the growth in its investment portfolio with advances from the Federal Home Loan Bank ("FHLB"). Average short-term FHLB borrowings for the quarter totaled $40.26 million, at an average rate of 1.16%. Long-term debt increased to $63.28 million at June 30, 2004, from $26.37 million at March 31, 2004, and $6.62 million at December 31, 2003, as Merchants locked in rates on a portion of its funding during the quarter. The long-term debt primarily consists of amortizing FHLB advances with maturities from two to six years; the average rate paid on the debt during the quarter ended June 30, 2004, was 2.16%. The table on pages 11-12 shows the yield analysis for the periods reported.

Provision for Loan Losses: Management reviews the Allowance for Loan Losses ("Allowance") at least quarterly and the allowance continues to be deemed adequate under current market conditions. No provision for loan losses was recorded during the first six months of 2004 or for the same period last year. See the discussion of Non-Performing Assets on pages 14-15 for additional information on the Allowance.

Noninterest Income: Total noninterest income decreased $537 thousand to $2.21 million for the second quarter of 2004 from $2.75 million for the second quarter of 2003; and decreased $467 thousand to $4.36 million for the first six months of 2004 compared to $4.83 million for the first six months of 2003. Merchants realized net security losses totaling $67 thousand for the second quarter of 2004 compared to net gains of $626 thousand for the second quarter of last year, and a year-to-date net loss of $3 thousand for the first six months of 2004 compared to net gains of $843 thousand for the first six months of the prior year. Absent the security gains and losses, noninterest income increased $156 thousand, or 7.3%, to $2.28 million from $2.12 million for the second quarter of 2004 compared to 2003; and $380 thousand, or 9.5% to $4.37 million from $3.99 million for the first six months of the current year compared to the prior year. This increase in noninterest income is due in large part to the increased level of overdraft activity and to increases in fee-based electronic transactions. Year-to-date overdraft fee income increased $374 thousand or 27.3% to $1.74 million from $1.37 million when comparing the first six months of the current year to the same period last year. ATM and debit card volumes for the first six months of 2004 were 17.7% higher than the same period one year ago. Year-to-date net ATM and debit card fees have increased 30.6% during the same period.

Noninterest Expenses: Total noninterest expense increased $316 thousand to $8.13 million for the second quarter of 2004 compared to the second quarter of 2003; total noninterest expense increased $922 thousand to $16.31 million compared to the first six months of the current year compared to 2003. Occupancy and Equipment expenses for the second quarter increased $161 thousand or 12.1%, when comparing 2004 to 2003; year-to-date increases in this category were $379 thousand, or 14.4%. Approximately $187 thousand of the year-to-date increase is attributable to Merchants' two de novo branches, $130 thousand is attributable to increased depreciation expense related to Merchants' service center network server infrastructure and desktop computer upgrade completed in the fourth quarter of 2003, and $10 thousand to the branch infrastructure and desktop computer upgrade being implemented during 2004. The balance is a result of increased software maintenance costs and normal increases in building maintenance and rental expense. Legal and Professional fees increased $155 thousand or 40.2%, for the second quarter of 2004 compared to 2003; and $267 thousand or 38.4%, for the first six months of the current year compared to the prior year. Merchants has decided to defer any further market expansion through de novo branching until management is satisfied that the two de novo branches are self-supporting. As a result of this decision, Merchants expensed $48 thousand this quarter in legal and professional fees related to the design and development of a third location. The balance of the increase is primarily attributable to professional fees associated with the infrastructure project mentioned above, and increased investment advisory fees.


Merchants' largest noninterest expense category is Salaries and Employee Benefits. This category is virtually flat at $3.83 million when comparing the second quarter of the current year to last year, and increased 1.7% to $7.76 million from $7.63 million for the first six months of the year. Merchants' salary administration plan, an ongoing project for the last two years, has worked its way through the entire organization. Current expense increases are the result of normal pay increases. Merchants is in the process of implementing Section 404 of the Sarbanes-Oxley Act of 2002 and expects to incur additional legal and professional and other noninterest expenses of $50 to $100 thousand in the second half of the year.

Income Taxes: Merchants and its subsidiaries are taxed on income by the Internal Revenue Service at the federal level. The State of Vermont levies franchise taxes on banks based upon average deposit levels in lieu of taxing income. Franchise taxes are included in noninterest expenses in the consolidated statements of operations.

Total income tax expense was $948 thousand and $1.88 million for the second quarter and first six months of 2004, respectively, compared to $1.21 million and $2.18 million for the same periods in 2003. Merchants recognized favorable tax benefits of $400 thousand and $800 thousand for the second quarter and first six months of 2004, compared to $330 thousand and $660 thousand for the same period in 2003, representing the amount of the federal tax credits earned during these periods. Merchants' statutory tax rate was 35% for all periods. The recognition of low income housing tax credits is the principal reason for Merchants' effective tax rate of 25% for the first six months of 2004.

Merchants Bancshares, Inc.
Average Balance Sheets and Average Rates
(Unaudited)

	Three Months Ended

	June 30, 2004			June 30, 2003

		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
(In thousands, fully taxable equivalent)	Balance	Expense	Rate	Balance	Expense	Rate

ASSETS:
Loans, including fees on loans (1)	$579,975	$8,031	5.57%	$534,569	$8,308	6.23%
Taxable investments	348,111	3,472	4.01%	273,564	3,028	4.44%
Federal funds sold, securities purchased under
agreements to resell and interest bearing
deposits with banks	2,362	7	1.19%	12,781	44	1.38%

Total interest earning assets	930,448	$11,510	4.97%	820,914	$11,380	5.56%

Allowance for loan losses	(8,002)			(8,310)
Cash and due from banks	37,719			34,883
Premises and equipment, net	13,239			11,311
Other assets	18,398			13,038

Total assets	$991,802			$871,836

LIABILITIES AND SHAREHOLDERS' EQUITY:
Interest bearing deposits:
Savings, Money Market & NOW accounts	$511,222	$625	0.49%	$480,244	$807	0.67%
Time deposits	192,081	852	1.78%	198,026	1,198	2.43%

Total interest bearing deposits	703,303	1,477	0.84%	678,270	2,005	1.19%

Federal funds purchased	--	--	--	33	--	1.52%
Short-term borrowings	41,084	118	1.16%	2,284	11	1.93%
Long-term debt	37,379	201	2.16%	6,287	46	2.93%

Total interest bearing liabilities	781,766	$1,796	0.92%	686,874	$2,062	1.20%

Noninterest bearing deposits	110,640			93,085
Other liabilities	11,675			7,307
Shareholders' equity	87,721			84,570

Total liabilities and shareholders' equity	$991,802			$871,836

Net interest earning assets	$148,682			$134,040

Net interest income (fully taxable equivalent)		$9,714			$9,318

Net interest rate spread			4.05%			4.36%

Net interest margin			4.20%			4.55%

(1).			Includes principal balance of non-accrual loans and fees on loans

Merchants Bancshares, Inc.
Average Balance Sheets and Average Rates
(Unaudited)

	Six Months Ended

	June 30, 2004			June 30, 2003

		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
(In thousands, fully taxable equivalent)	Balance	Expense	Rate	Balance	Expense	Rate

ASSETS:
Loans, including fees on loans (1)	$573,613	$16,073	5.63%	$516,273	$16,345	6.38%
Taxable investments	354,959	7,066	4.00%	277,468	6,256	4.55%
Federal funds sold, securities purchased under
agreements to resell and interest bearing
deposits with banks	2,021	12	1.19%	15,731	108	1.38%

Total interest earning assets	930,593	$23,151	5.00%	809,472	$22,709	5.66%

Allowance for loan losses	(7,980)			(8,395)
Cash and due from banks	37,315			33,913
Premises and equipment, net	13,153			11,315
Other assets	18,229			14,095

Total assets	$991,310			$860,400

LIABILITIES AND SHAREHOLDERS' EQUITY:
Interest bearing deposits:
Savings, Money Market & NOW accounts	$505,222	$1,231	0.49%	$474,392	$1,686	0.72%
Time deposits	194,298	1,825	1.89%	193,953	2,417	2.51%

Total interest bearing deposits	699,520	3,056	0.88%	668,345	4,103	1.24%

Federal funds purchased	--	--	--	16	--	1.52%
Short-term borrowings	57,172	322	1.13%	1,520	13	1.72%
Long-term debt	26,048	277	2.14%	4,759	72	3.05%

Total interest bearing liabilities	782,740	$3,655	0.94%	674,640	$4,188	1.25%

Noninterest bearing deposits	108,315			93,063
Other liabilities	12,576			8,857
Shareholders' equity	87,679			83,840

Total liabilities and shareholders' equity	$991,310			$860,400

Net interest earning assets	$147,853			$134,832

Net interest income (fully taxable equivalent)		$19,496			$18,521

Net interest rate spread			4.06%			4.41%

Net interest margin			4.21%			4.61%

(1).			Includes principal balance of non-accrual loans and fees on loans

Balance Sheet Analysis

Merchants' quarterly average total assets increased to $991.80 million during the second quarter of 2004, a $26.55 million increase over fourth quarter 2003 average total assets. Ending loan balances increased to $589.11 million, compared to $569.00 million at December 31, 2003. Quarterly average loans increased to $579.98 million during the second quarter, an increase of $15.55 million over fourth quarter 2003 average balances. The overall growth in the loan portfolio was primarily a result of increased commercial loan activity. The net gains came primarily in the commercial loan and commercial real estate categories; ending balances in these categories increased $13.32 million to $298.51 million over year end balances of $285.19 million. Residential mortgage activity decreased during the quarter due to the slight rise in mortgage rates; Merchants' home equity line of credit portfolio showed the greatest increase in the retail product category as consumers opted to hold onto previously negotiated low fixed rates on their first mortgage. Ending balances in this portfolio increased $4.41 million to $35.48 million at June 30, 2004 from $31.07 million at December 31, 2003.

The following table summarizes the components of Merchants' loan portfolio as of the dates indicated:

(In thousands)	June 30, 2004	December 31, 2003

Commercial, financial and agricultural	$89,392	$84,698
Real estate loans - residential	269,560	263,538
Real estate loans - commercial	209,118	200,494
Real estate loans - construction	13,595	12,536
Installment loans	6,688	6,726
All other loans	755	1,005

Total loans	$589,108	$568,997

Deposits closed the second quarter of 2004 at $816.76 million, an increase of $8.67 million over year end 2003 balances of $808.08 million. Quarterly average deposits increased $9.25 million to $813.94 million during 2004. Although sales of Merchants' marquee Free Checking for Life® product have moderated this year, totals in this product category increased $7.37 million to $131.23 million. Deposit and loan growth may be impacted by the entrance, later this year, of a national competitor as a result of the merger of Charter One Bank and Citizens Bank. Merchants' new branches in White River Junction and St. Albans, VT, continue to be among the top five in Free Checking for Life® product sales. Merchants monitors profitability for each of its branches; although White River Junction and St. Albans are not yet profitable, their performance for the quarter is within management's expectations but behind original targets. As mentioned previously, Merchants has decided to defer any further market expansion through de novo branching until management is satisfied that these two de novo branches are self-supporting.

Merchants' investment portfolio ended the second quarter of 2004 at $377.56 million, an increase of $37.23 million over the year end 2003 balance of $340.34 million, and an increase of $78.65 million over June 30, 2003, ending balances of $298.91 million. The growth in the portfolio was primarily in the mortgage backed security and collateralized mortgage obligation sectors. Merchants has funded much of the growth in its investment portfolio with advances from the Federal Home Loan Bank ("FHLB"). Merchants' total FHLB borrowing position was $107.01 million at June 30, 2004, compared to $60.32 million at year-end, and $4.92 million at the end of the second quarter of 2003. Of this $107.01 million, $62.01 million is long-term debt. The long-term debt primarily consists of amortizing FHLB advances with maturities from two to six years; the average rate paid on the debt during the quarter was 2.16%.

Merchants has experienced a decline in the fair value of its investment portfolio since December 31, 2003. At December 31, 2003 the available for sale portfolio had an associated net unrealized holding gain of $1.97 million; at June 30, 2004 the available for sale portfolio had a net unrealized holding loss of $1.96 million. These investments are not considered other-than-temporarily impaired because the decline in fair value is attributable to changes in interest rates and not credit quality, and because Merchants has the ability and intent to hold these investments until market price recovery or maturity.

In the ordinary course of business, Merchants makes commitments for possible future extensions of credit. On June 30, 2004, Merchants was obligated to fund $8.3 million of standby letters of credit. No losses are anticipated in connection with these commitments.

Liquidity and Capital Resources

Merchants' liquidity is monitored by the Asset and Liability Committee ("ALCO"), based upon policies approved by the Board of Directors. Liquidity can be defined as the ability to generate cash in the most economical way to satisfy loan demand, deposit withdrawal demand, and to meet other business opportunities which require cash. Merchants has a number of sources of liquid funds; including $25 million in available Federal Funds lines of credit at June 30, 2004; an overnight


line of credit with the FHLB of $15 million; an estimated additional borrowing capacity with the FHLB of $52 million; and the ability to borrow through the use of repurchase agreements, collateralized by Merchants' investments, with certain approved counterparties. Merchants' investment portfolio, which is managed by Merchants' ALCO, totaled $377.56 million at June 30, 2004, and is a strong source of cash flow for Merchants.

As of June 30, 2004, Merchants exceeded all applicable regulatory capital requirements. The following table represents the actual capital ratios and capital adequacy requirements for Merchants as of the dates indicated:

			For Capital
	Actual		Adequacy Purposes

(In thousands)	Amount	Percent	Amount	Percent

	As of June 30, 2004

Tier 1 leverage capital	$86,887	8.77%	$39,736	4.00%
Tier 1 risk-based capital	86,887	13.03%	26,795	4.00%
Total risk-based capital	94,849	14.22%	53,590	8.00%

	As of June 30, 2003

Tier 1 leverage capital	$80,206	9.21%	$34,817	4.00%
Tier 1 risk-based capital	80,206	13.33%	24,062	4.00%
Total risk-based capital	87,730	14.58%	48,124	8.00%

Non-Performing Assets and the Allowance for Loan Losses

Stringent credit quality is a major strategic focus of Merchants. Although Merchants has been successful to date in minimizing its problem assets, Merchants cannot assure that problem assets will remain at these levels, particularly in light of current or future economic conditions. There is also no assurance that Merchants will not need to increase the Allowance in the future.

The following table summarizes Merchants' non-performing assets at the dates indicated:

(In thousands)	June 30, 2004	March 31, 2004	December 31, 2003	June 30, 2003

Nonaccrual loans	$ 807	$ 857	$ 2,100	$ 4,085
Loans past due 90 days or more and
still accruing interest	--	52	26	32
Restructured loans	86	87	86	201

Total non-performing loans ("NPL")	893	996	2,212	4,318
Other real estate owned ("OREO")	--	--	--	--

Total non-performing assets ("NPA")	$ 893	$ 996	$ 2,212	$ 4,318

The level of non-performing assets dropped during the second quarter reflecting overall continued improvement in economic conditions in Merchants' market area. The decrease in non-performing assets can largely be attributed to several small loan payoffs. This, coupled with the fact that there were no significant additions to NPA during the quarter, generated the overall decrease. Total NPL decreased $103 thousand from March 31, 2004 to June 30, 2004. During the quarter restructured loans were virtually unchanged and there was a $50 thousand decrease in nonaccrual loans. During the quarter $100 thousand in loans were added to nonaccrual. Management is encouraged by the steady reduction in NPA over the past twelve months. Given the historically low NPA levels, management does not anticipate further significant reductions.

There were no loans past due 90 days or more and still accruing interest at the end of the second quarter, a decrease of $52 thousand from March 31, 2004. Merchants did not have any OREO as of June 30, 2004.


The following table summarizes year-to-date activity in Merchants' Allowance through the dates indicated:

(In thousands)	June 30, 2004	March 31, 2004	December 31, 2003	June 30, 2003

Allowance beginning of year	$ 7,954	$ 7,954	$ 8,497	$ 8,497
Charge-offs :
Commercial, lease financing
and all other	(17)	--	(722)	(590)
Real estate - mortgage	(26)	--	(343)	(82)
Installment and other consumer	(13)	--	(17)	(9)

Total charge-offs	(56)	--	(1,082)	(681)

Recoveries:
Commercial, lease financing
and all other	6	4	397	20
Real estate - commercial	64	--	--	--
Real estate - mortgage	29	2	140	49
Installment and other consumer	2	2	2	2

Total recoveries	101	8	539	71

Net recoveries (charge-offs)	45	8	(543)	(610)

Provision for loan losses	--	--	--	--

Allowance end of period	$ 7,999	$ 7,962	$ 7,954	$ 7,887

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

Loans deemed impaired at June 30, 2004, totaled $6.7 million and the related specific allocation of the Allowance was $573 thousand. This compares to impaired loans of $1.1 million at March 31, 2004 and $2.7 million at December 31, 2003. $6.1 million of the balance in impaired loans at June 30, 2004 is attributable to a manufacturing entity with its operations in Southern Vermont and New York State. Collateral for the loans consists primarily of real estate and equipment. The USDA guarantees approximately $2.9 million of the outstanding balances. Management monitors this credit relationship very closely through receipt of monthly financial reporting and frequent meetings with the customer. Of the total impaired loans, $392 thousand are included as non-performing assets in the table above. As part of Merchants' analysis of specific credit risk, detailed and extensive reviews are done on larger credits and problematic credits identified on the watched asset list, non-performing asset listings and internal credit rating reports. An outside loan review firm examines portions of Merchants' commercial loan portfolio three times per year. Over the course of the year, approximately 70% of commercial loan balances are reviewed, including all relationships over $1.0 million and criticized and classified loans over $500 thousand. Issues addressed by the loan review process include the accuracy of Merchants' internal risk ratings system, loan quality, and adequacy of the Allowance.

The Allowance is maintained at a level adequate to provide for loan losses based on an evaluation of known and inherent risks in the loan portfolio. Among the factors that management considers in establishing the level of the Allowance are overall findings from an analysis of individual loans, the overall risk characteristics and size of the loan portfolio, past credit loss history, management's assessment of current economic and real estate market conditions and estimates of the current value of the underlying collateral. Management considered the balance of the Allowance adequate at June 30, 2004.

The following table reflects Merchants' non-performing asset and coverage ratios as of the dates indicated:

	June 30, 2004	March 31, 2004	December 31, 2003	June 30, 2003

NPL to total loans	0.15%	0.17%	0.39%	0.80%
NPA to total loans plus OREO	0.15%	0.17%	0.39%	0.80%
Allowances to total loans	1.36%	1.39%	1.40%	1.46%
Allowances to NPL	896%	799%	360%	186%
Allowances to NPA	896%	799%	360%	186%

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

Market Risk

Market risk is defined as the risk of loss in a financial instrument arising from adverse changes in market rates and prices such as interest rates, foreign currency exchange rates, commodity prices, and equity prices. Merchants' primary market risk exposure is interest rate risk. An important component of Merchants' asset and liability management process is the ongoing monitoring and management of this risk, which is governed by established policies that are reviewed and approved annually by Merchants' Board of Directors. The Board of Directors delegates responsibility for carrying out the asset and liability management policies to the ALCO. In this capacity the ALCO develops guidelines and strategies impacting Merchants' asset and liability management related activities based upon estimated market risk sensitivity, policy limits and overall market interest rate levels and trends. Merchants has an outside investment advisory firm which helps it identify opportunities for increased yield without significantly increasing risk in the investment portfolio.

Interest Rate Risk

The ALCO is responsible for evaluating and managing the interest rate risk which arises naturally from imbalances in repricing, maturity and cash flow characteristics of Merchants' assets and liabilities. The ALCO is responsible for ensuring that the Board of Directors receives accurate information regarding Merchants' interest rate risk position at least quarterly. The ALCO uses an outside consultant to perform rate shocks of Merchants' balance sheet, and to perform a variety of other analyses. The consultant's most recent review was as of May 31, 2004. This review shows that Merchants' one year interest rate sensitivity gap has changed very little from a $31 million liability-sensitive position at the end of 2003 to a $40 million liability-sensitive position at May 31, 2004. Since the May 31 review, Merchants has added approximately $20 million in long-term amortizing FHLB advances at an average rate of 2.83%, and has invested these funds in its investment portfolio at an average rate for the month of 4.46%. For the May 31, 2004 review the consultant modeled a 100 basis point decrease as well as a 200 basis point increase because of the current rate environment. At that time the change in net interest income for the next 12 months from Merchants' expected or "most likely" forecast was as follows:

Percent Change in
Rate Change	Net Interest Income

Up 200 basis points	(0.11)%
Down 100 basis points	(1.74)%

The analysis currently shows some margin compression in both the rising and falling rate scenarios. Net interest income is projected to decrease gradually in the falling rate scenario as savings on funding costs partially offset the effect of asset repricing. In a rising rate scenario funding costs are assumed to increase faster than asset yields leading to an initial decline in net interest income levels. This trend is expected to reverse in year two as the asset base continues to reset at higher rates while funding costs stabilize. The degree to which this exposure materializes will depend, in part, on Merchants' ability to manage deposit rates as interest rates rise or fall.


The analysis discussed above includes no growth assumptions. The consultant also ran additional simulations, which modeled an upward movement in rates with a flattening yield curve and a simulation using Merchants' current growth assumptions. The growth model showed that margin dollars increase in a rising rate environment as Merchants continues to grow its balance sheet. The flattening yield curve scenario resulted in additional margin compression. These types of dynamic analyses give the ALCO a more thorough understanding of how Merchants' balance sheet will perform in a variety of rate environments.

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

The model used to perform the balance sheet simulation assumes a parallel shift of the yield curve over twelve months and reprices every interest bearing asset and liability on the Merchants' balance sheet. The model uses contractual repricing dates for variable products, contractual maturities for fixed rate products, and product-specific assumptions for deposits such as Free Checking for Life® accounts and Money Market accounts which are subject to repricing based on current market conditions. Investment securities with call provisions are examined on an individual basis in each rate environment to estimate the likelihood of a call. The model also assumes that the rate at which certain mortgage related assets prepay will vary as rates rise and fall, based on prepayment estimates derived from the Office of Thrift Supervision's Net Portfolio Value Model.

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

Item 4. Controls and Procedures

The principal executive officer, principal financial officer, and other members of senior management of Merchants have evaluated the disclosure controls and procedures of Merchants as of the end of the period covered by this quarterly report. Based on this evaluation, Merchants has concluded that the disclosure controls and procedures effectively ensure that information required to be disclosed in Merchants' filings and submissions with the Securities and Exchange Commission under the Exchange Act, is accumulated and communicated to our management (including the principal executive officer and principal financial officer) and is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. In addition, Merchants has reviewed its internal controls over financial reporting and there have been no significant changes in its internal controls or in the other factors that could significantly affect those controls during the quarter or six month periods ended June 30, 2004.

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

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on Tuesday, April 27, 2004, for the purpose of electing four directors, Jeffrey L. Davis, Bruce M. Lisman, Raymond C. Pecor, Jr., and Patrick S. Robins, each to serve for a three-year term expiring on the date of the annual meeting of shareholders in 2007, and until their successors are duly elected and qualified in accordance with Merchants' Bylaws. Shares voted either in person or by proxy totaled 5,764,825, or 92.7% of the shares entitled to vote. The following table sets forth the results of the voting for directors:

	Name	Votes For	Votes Against	Votes Withheld

	Mr. Davis	5,623,404	140,022	1,399
	Mr. Lisman	5,701,833	56,465	6,527
	Mr. Pecor	5,623,224	138,729	2,872
	Mr. Robins	5,623,224	138,729	2,872

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

(b) Current Reports on Form 8-K
Merchants Bancshares, Inc. filed a Current Report on Form 8-K on July 15, 2004, with respect to a press release it issued announcing its results for the quarter and six month periods ended June 30, 2004.

MERCHANTS BANCSHARES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Merchants Bancshares, Inc.

/s/ Joseph L. Boutin

Joseph L. Boutin
President &Chief Executive Officer

/s/ Janet P. Spitler

Janet P. Spitler
Chief Financial Officer &Treasurer

August 6, 2004

Date
