Form 10-Q
period 2004-09-30
MERCHANTS BANCSHARES INC
filed 2004-11-09
CIK 726517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2004

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	0-11595

Merchants Bancshares, Inc.

(Exact name of registrant as specified in its charter)

Delaware	03-0287342

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

275 Kennedy Drive, South Burlington, Vermont	05403

(Address of principal executive offices)	(Zip Code)

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
[X] Yes [ ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of November 4, 2004, the registrant had outstanding 6,237,470 shares of Common Stock, par value $0.01 per share.

MERCHANTS BANCSHARES, INC.
FORM 10-Q
TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Consolidated Balance Sheets
	September 30, 2004 and December 31, 2003	1

	Consolidated Statements of Operations
	For the three months ended September 30, 2004 and 2003,
	and the nine months ended September 30, 2004 and 2003	2

	Consolidated Statements of Comprehensive Income
	For the three months ended September 30, 2004 and 2003,
	and the nine months ended September 30, 2004 and 2003	3

	Consolidated Statements of Cash Flows
	For the nine months ended September 30, 2004 and 2003	4

	Notes to Interim Consolidated Financial Statements	5-7

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	7-16

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	16-17

Item 4.	Controls and Procedures	17

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	18
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 3.	Defaults upon Senior Securities	18
Item 4.	Submission of Matters to a Vote of Security Holders	18
Item 5.	Other Information	18
Item 6.	Exhibits	18

Signatures		19
Exhibits

MERCHANTS BANCSHARES, INC.
PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

Merchants Bancshares, Inc.
Consolidated Balance Sheets
(Unaudited)

September 30,	December 31,
(In thousands except share and per share data)	2004	2003

ASSETS
Cash and due from banks	$39,675	$34,891
Investments:
Securities available for sale	363,414	304,857
Securities held to maturity (fair value of $21,857 and $36,725)	20,603	34,725
Trading securities	581	755

Total investments	384,598	340,337

Loans	593,456	568,997
Less: Allowance for loan losses ("Allowance")	7,861	7,954

Net loans	585,595	561,043

Federal Home Loan Bank stock ("FHLB")	7,547	4,020
Bank premises and equipment, net	13,005	13,057
Investment in real estate limited partnerships	8,577	5,466
Other assets	8,841	11,088

Total assets	$1,047,838	$969,902

LIABILITIES
Deposits:
Demand deposits	$118,218	$110,241
Savings, NOW and Money Market accounts	520,147	499,887
Time deposits $100 thousand and greater	38,684	45,260
Other time deposits	152,556	152,695

Total deposits	829,605	808,083

Demand note due U.S. Treasury	1,398	2,058
Other short-term borrowings	55,000	55,000
Other liabilities	13,976	11,830
Long-term debt	56,947	6,618

Total liabilities	956,926	883,589

Commitments and contingencies (Note 6)
SHAREHOLDERS' EQUITY
Preferred stock Class A non-voting
Shares authorized - 200,000, none outstanding	--	--
Preferred stock Class B voting
Shares authorized - 1,500,000, none outstanding	--	--
Common stock, $.01 par value	67	67
Shares authorized	10,000,000
Issued	Current period	6,651,760
Prior period	6,651,760
Outstanding	Current period	5,969,881
Prior period	5,931,722
Capital in excess of par value	34,387	34,058
Retained earnings	65,166	61,254
Treasury stock, at cost	(11,076)	(11,350)
Current period shares	681,879
Prior period shares	720,038
Deferred compensation arrangements	3,783	3,565
Accumulated other comprehensive loss	(1,415)	(1,281)

Total shareholders' equity	90,912	86,313

Total liabilities and shareholders' equity	$1,047,838	$969,902

See accompanying notes to consolidated financial statements

Merchants Bancshares, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands except per share data)	2004	2003	2004	2003

INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$8,205	$8,177	$24,271	$24,513
Interest and dividends on investments
U.S. Treasury and Agency obligations	1,799	1,765	4,999	6,221
Other	2,008	1,433	5,886	3,341

Total interest and dividend income	12,012	11,375	35,156	34,075

INTEREST EXPENSE
Savings, NOW and Money Market accounts	666	621	1,897	2,307
Time deposits $100 thousand and greater	174	453	737	1,065
Other time deposits	622	685	1,884	2,490
Other borrowed funds	205	84	527	97
Long-term debt	385	47	662	119

Total interest expense	2,052	1,890	5,707	6,078

Net interest income	9,960	9,485	29,449	27,997
Provision for loan losses	--	--	--	--

Net interest income after provision for loan losses	9,960	9,485	29,449	27,997

NONINTEREST INCOME
Trust company income	372	337	1,140	1,051
Service charges on deposits	1,241	1,096	3,642	3,243
Gains (Losses) on sales of investment securities, net	--	570	(4)	1,413
Other	680	545	1,878	1,671

Total noninterest income	2,293	2,548	6,656	7,378

NONINTEREST EXPENSE
Salaries and wages	3,008	2,983	8,785	8,642
Employee benefits	959	940	2,944	2,911
Occupancy expense, net	791	702	2,344	2,067
Equipment expense	772	648	2,226	1,911
Legal and professional fees	365	432	1,328	1,128
Marketing	334	370	1,020	1,028
Equity in losses of real estate limited partnerships, net	451	401	1,295	1,204
State franchise taxes	227	212	687	571
Other	1,193	1,315	3,779	3,927

Total noninterest expense	8,100	8,003	24,408	23,389

Income before provision for income taxes	4,153	4,030	11,697	11,986

Provision for income taxes	1,075	1,105	2,957	3,287
NET INCOME	$3,078	$2,925	$8,740	$8,699

Basic earnings per common share	$0.49	$0.47	$1.40	$1.41
Diluted earnings per common share	$0.49	$0.47	$1.39	$1.39

See accompanying notes to consolidated financial statements

Merchants Bancshares, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2004	2003	2004	2003

Net income	$3,078	$2,925	$8,740	$8,699
Change in net unrealized (depreciation) appreciation of securities
available for sale, net of taxes of $1,290, ($804), ($88) and ($335)	2,396	(1,494)	(164)	(623)
Reclassification adjustments for net securities losses (gains)
included in net income, net of taxes of $0, ($200), $1, and ($495)	--	(370)	3	(918)

Comprehensive income before transfers	5,474	1,061	8,579	7,158
Impact of transfer of securities from available for sale
to held to maturity, net of taxes of $9, $0, $15, and ($11)	16	--	27	(20)

Comprehensive income	$5,490	$1,061	$8,606	$7,138

See accompanying notes to consolidated financial statements

Merchants Bancshares, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

For the nine months ended September 30,	2004	2003

(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,740	$8,699
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	4,605	3,831
Net losses (gains) on sales of investment securities	4	(1,413)
Net gains on sales of loans	--	(19)
Net losses on disposition of premises and equipment	--	48
Net gains on sales of other real estate owned	(80)	(8)
Equity in losses of real estate limited partnerships	1,314	1,204
Changes in assets and liabilities:
Decrease (increase) in interest receivable	297	(53)
Decrease (increase) in other assets	1,825	(14,998)
(Decrease) increase in interest payable	(34)	44
Decrease in other liabilities	(417)	(1,558)

Net cash provided by (used in) operating activities	16,254	(4,223)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investment securities available for sale	60,238	94,131
Proceeds from maturities of investment securities available for sale	68,409	55,474
Proceeds from maturities of investment securities held to maturity	14,115	14,042
Purchases of investment securities available for sale	(187,401)	(219,535)
Loan originations in excess of principal payments	(27,659)	(71,064)
Purchases of Federal Home Loan Bank stock	(3,527)	--
Proceeds from sales of loans, net	3,107	1,333
Proceeds from sales of other real estate owned	80	65
Investments in real estate limited partnerships	(4,427)	(3,323)
Purchases of bank premises and equipment	(1,583)	(2,482)

Net cash used in investing activities	(78,648)	(131,359)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	21,522	51,772
Net (decrease) increase in short-term borrowings	(660)	63,232
Proceeds from long-term debt	60,000	4,000
Principal payments on long-term debt	(9,671)	(421)
Cash dividends paid	(4,270)	(3,947)
Acquisition of treasury stock	--	(713)
Proceeds from the sale of treasury stock to the Dividend Reinvestment Plan	9	--
Increase in deferred compensation arrangements	145	122
Proceeds from the exercise of employee stock options	103	129

Net cash provided by financing activities	67,178	114,174

Increase (decrease) in cash and cash equivalents	4,784	(21,408)
Cash and cash equivalents beginning of year	34,891	68,546

Cash and cash equivalents end of period	$39,675	$47,138

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Total interest payments	$5,741	$6,034
Total income tax payments	1,570	3,912
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES
Increase in payable for investments purchased	$2,771	$--
Distribution of treasury stock in lieu of cash dividend	558	617
Distribution of stock under deferred compensation arrangements	347	139

See accompanying notes to consolidated financial statements

Notes To Interim Consolidated Financial Statements:

See Merchants Bancshares, Inc. ("Merchants") Annual Report on Form 10-K for additional information.

Note 1: Financial Statement Presentation

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. All adjustments necessary for a fair presentation of the consolidated financial statements of Merchants as of September 30, 2004, and for the three and nine months ended September 30, 2004 and 2003, have been included. The information was prepared from the unaudited financial statements of Merchants Bancshares, Inc. and its subsidiaries, Merchants Bank, Merchants Trust Company and Merchants Properties, Inc.

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

The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model. No options have been granted since August 2001. Under SFAS No. 123, Merchants' net income and earnings per share would have been the same as the amounts reported in the accompanying financial statements. Pro forma compensation expense for options granted is reflected over the vesting period; therefore, future pro forma compensation expense would result if additional options are granted.

Note 3: Earnings Per Share
The following table present reconciliations of the calculations of basic and diluted earnings per common share for the periods indicated:

		Weighted
	Net	Average	Per Share
(In thousands except share and per share data)	Income	Shares	Amount

	Three months ended September 30, 2004

Basic earnings per common share:
Net income available to common shareholders	$ 3,078	6,233,706	$ 0.49
Diluted earnings per common share:
Effect of dilutive stock options	--	63,120
Net income available to common shareholders and
stock option exercise	3,078	6,296,826	0.49

	Three months ended September 30, 2003

Basic earnings per common share:
Net income available to common shareholders	$ 2,925	6,185,433	$ 0.47
Diluted earnings per common share:
Effect of dilutive stock options	--	70,019
Net income available to common shareholders and
stock option exercise	2,925	6,255,452	0.47

	Nine months ended September 30, 2004

Basic earnings per common share:
Net income available to common shareholders	$ 8,740	6,222,903	$ 1.40
Diluted earnings per common share:
Effect of dilutive stock options	--	65,972
Net income available to common shareholders and
stock option exercise	8,740	6,288,875	1.39

	Nine months ended September 30, 2003

Basic earnings per common share:
Net income available to common shareholders	$ 8,699	6,183,356	$ 1.41
Diluted earnings per common share:
Effect of dilutive stock options	--	59,582
Net income available to common shareholders and
stock option exercise	8,699	6,242,938	1.39

Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding for the three and nine month periods ended September 30, 2004 and 2003. As of September 30, 2004 and 2003, there were no anti-dilutive stock options outstanding.

Note 4: Pension

Prior to January 1995, Merchants maintained a noncontributory defined benefit plan (the "Plan") covering all eligible employees. The Plan was a final average pay plan with benefits based on the average salary rates over the last five of ten consecutive plan years that produce the highest average. It was Merchants' policy to fund the cost of benefits expected to accrue during the year plus amortization of any unfunded accrued liability that had accumulated prior to the valuation date based on

IRS regulations for funding. During 1995 the Plan was curtailed. Accordingly, all accrued benefits were fully vested and no additional years of service or age will be accrued.

The following table summarizes the components of net periodic benefit costs for the periods indicated:

	Pension Benefits

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands)	2004	2003	2004	2003

Interest cost	$128	$129	$380	$387
Expected return on Plan assets	(150)	(111)	(396)	(333)
Amortization of net loss	42	65	165	194

Net periodic benefit cost	$20	$83	$149	$248

Merchants contributed $14 thousand to its pension plan during the third quarter of 2004.

Note 5: Stock Repurchase Program

In January 2001 Merchants' Board of Directors approved a stock repurchase program. In January 2004 the Board of Directors voted to extend the program until January 2005. Under the program, Merchants is authorized to repurchase up to 300,000 shares of its own common stock and through September 30, 2004, had purchased 177,881 shares on the open market at an average per share price of $21.52. There were no stock repurchases during the first nine months of 2004.

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

Merchants does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are conditional commitments issued by Merchants to guarantee the performance of a customer to a third party. Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit totaled approximately $8.2 million at September 30, 2004, and represent the maximum potential future payments Merchants could be required to make. Typically, these instruments have terms of 12 months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance sheet instruments. Merchants' policies governing loan collateral apply to standby letters of credit at the time of credit extension. Loan-to-value ratios are generally consistent with loan-to-value requirements for other commercial loans secured by similar types of collateral. The fair value of Merchants' standby letters of credit at September 30, 2004, was insignificant.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

Except for the historical information contained herein, Merchants' Quarterly Report on Form 10-Q may contain forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). Investors are cautioned that forward looking statements are inherently uncertain. Actual performance and results of operations may differ materially from those projected or suggested in the forward looking statements due to certain risks and uncertainties, including, without limitation:

(i) Merchants' success is dependent upon general economic conditions in Vermont and Vermont's ability to attract new business;

(ii)

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

(iv)

at September 30, 2004, a significant portion of Merchants' loan portfolio was comprised of commercial loans, exposing Merchants to the risks inherent in financings based upon analyses of credit risk, the value of underlying collateral, including real estate, and other more intangible factors, which are considered in making commercial loans;

(v)

at September 30, 2004, approximately 83% of Merchants' loan portfolio was comprised of real estate loans, exposing Merchants to the risks inherent in financings based upon analyses of credit risk and the value of underlying collateral. Accordingly, Merchants' profitability may be negatively impacted by errors in risk analyses, by loan defaults, and the ability of certain borrowers to repay such loans may be adversely affected by any downturn in general economic conditions;

(vi)

acts or threats of terrorism and actions taken by the United States of America or other governments as a result of such acts or threats, including possible military action, could further adversely affect business and economic conditions in the United States of America generally and in Merchants' markets, which could adversely affect Merchants' financial performance and that of Merchants' borrowers and on the financial markets and the price of Merchants' common stock;

(vii)	changes in the extensive laws, regulations and policies governing bank holding companies and their subsidiaries could alter Merchants' business environment or affect its operations;

(viii)	the potential need to adapt to industry changes in information technology systems, on which Merchants is highly dependent, could present operational issues or require significant capital spending; and

(ix)	Merchants actively evaluates acquisition and other expansion opportunities and strategies, the implementation of which could affect Merchants' financial performance.

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

Overview

Merchants earned net income of $3.08 million, or basic and diluted earnings per share of 49 cents for the quarter ended September 30, 2004, compared to $2.93 million, or basic and diluted earnings per share of 47 cents for the quarter ended September 30, 2003. The return on average assets and return on average equity for the third quarter of 2004 were 1.18% and 13.93% respectively, compared to 1.25% and 13.91%, respectively, for the third quarter of 2003. Merchants earned net income of $8.74 million, or basic earnings per share of $1.40 and diluted earnings per share of $1.39 for the nine months ended September 30, 2004, compared to $8.70 million, or basic earnings per share of $1.41 and diluted earnings per share of $1.39 for the nine months ended September 30, 2003. The return on average assets and return on average equity for the first nine months of 2004 were 1.16% and 13.25%, compared to 1.31% and 13.82%, respectively, for the first nine months of 2003.

Results of Operations

Net Interest Income: Merchants has experienced continued net interest margin erosion during 2004. The margin decreased from 4.31% for the third quarter of 2003 to 4.23% for the fourth quarter of last year. It further decreased to 4.20% for the second quarter of 2004 and to 4.06% for the current quarter. Balance sheet growth has mitigated the effect of net interest margin contraction on Merchants' total net interest income over the same time period. Net interest income grew to $9.96 million for the third quarter of 2004 from $9.49 million for the same period in 2003; and to $29.45 million for the first nine months of 2004 compared to $28.00 million for the first nine months of 2003. This increase in net interest income has come at the expense of the net interest margin. Merchants has grown its quarterly average investment portfolio to $385.77 million at an average yield of 3.93% for the third quarter of 2004 from $348.11 million at a yield of 4.01% for the second quarter of 2004 and $338.04 million at an average yield of 4.05% for the fourth quarter of 2003. At the same time the quarterly average loan portfolio has


grown to $591.38 million at an average rate of 5.53% for the third quarter of the current year from $579.98 million at an average rate of 5.57% for the second quarter of 2004 and $564.42 million at an average rate of 5.65% for the fourth quarter of 2003. Over $265 million of Merchants' loan portfolio is tied to changes in the prime rate which has increased by 75 basis points since June 30, 2004. Merchants has benefited from the recent rate increases by the Federal Reserve Board on this portion of the loan portfolio. Merchants' asset growth has been funded by a mix of deposit growth and short and long-term FHLB advances. Average interest bearing deposits grew to $712.26 million at an average rate of 0.82% for the third quarter of 2004 from $703.30 million at an average rate of 0.84% for the second quarter of 2004 and $696.37 million at an average rate of 0.94% for the fourth quarter of 2003. Average noninterest bearing deposits grew to $118.10 million for the third quarter of 2004 from $110.64 million for the second quarter of 2004 and $108.33 million for the fourth quarter of 2003.

Merchants' quarterly average short-term borrowing position for the third quarter of 2004 was $53.65 million at an average rate of 1.52%, compared to $41.08 million at an average rate of 1.16% for the second quarter of 2004 and $57.96 million at an average rate of 1.08% for the fourth quarter of 2003. The increase in the average rate is a result of the three Federal Reserve Board rate increases over the course of the summer. Merchants' long-term debt position has increased as Merchants locked in rates on a portion of its funding during the second quarter. Average long-term debt has increased to an average balance for the third quarter of 2004 of $59.42 million at an average rate of 2.58% compared to an average balance of $37.38 million at an average rate of 2.16% for the second quarter of 2004 and $6.48 million at an average rate of 2.57% for the fourth quarter of last year. The long-term debt primarily consists of amortizing FHLB advances with maturities from two to six years. The extension of close to $60 million in liabilities has hurt the net interest margin in the short run, but this increase in fixed rate funding will better position Merchants to take advantage of potential future rate increases. The table on pages 11-12 shows the yield analysis for the periods reported.

Provision for Loan Losses: Management reviews the Allowance at least quarterly. The Allowance continues to be deemed adequate under current market conditions and therefore, no provision for loan losses was recorded during the first nine months of 2004 or for the same period last year. See the discussion of nonperforming assets on pages 14-16 for additional information on the Allowance.

Noninterest Income: Total noninterest income decreased $255 thousand to $2.29 million for the third quarter of 2004 from $2.55 million for the third quarter of 2003, and decreased by $722 thousand to $6.66 million from $7.38 million for the first nine months of 2004 compared to 2003. Net gains on sales of investments totaled $570 thousand for the third quarter of 2003, and $1.41 million for the first nine months of last year. There were no gains on sales of investments during the third quarter of the current year, and Merchants has realized a $4 thousand loss on investment sales year-to-date. Excluding gains (losses) on sales of investments, total noninterest income increased $315 thousand from the third quarter of 2003 to the third quarter of 2004 and increased by $695 thousand for the first nine months of 2004 compared to 2003. The increase is due primarily to increases in net ATM and debit card revenue and overdraft service charge revenue. Merchants' ATM/debit card revenue, net of expenses, increased $108 thousand for the third quarter of 2004 and $330 thousand for the first nine months of 2004, compared to the same periods in 2003. Overdraft service charge revenue increased $233 thousand and $607 thousand for the quarter and nine months ended September 30, 2004 and 2003 respectively, as a result of increases in Merchants' overdraft fee schedule in March and July of 2004.

Noninterest Expenses: Total noninterest expense increased $97 thousand, or 1.2%, to $8.10 million for the third quarter of 2004 from $8.00 million for the third quarter of 2003, and by $1.02 million, or 4.4%, to $24.41 million from $23.39 million for the first nine months of the year. Merchants' largest noninterest expense category is salaries and employee benefits. This category is essentially flat at $3.97 million for the third quarter of the current year compared to $3.92 million for the third quarter of 2003; and $11.73 million for the first nine months of 2004 compared to $11.55 million for the first nine months of last year. Occupancy and equipment expenses increased by $213 thousand for the third quarter of 2004 compared to 2003 and by $592 thousand for the first nine months of 2004. Approximately $233 thousand of the year-to-date increase is attributable to Merchants' two de novo branches and $248 thousand to Merchants' service center network server infrastructure and desktop computer upgrade. Legal and professional fees decreased $67 thousand to $365 thousand from $432 thousand for the third quarter of 2004 compared to 2003, and increased $200 thousand to $1.33 million from $1.13 million for the first nine months of 2004 compared to 2003. As mentioned in Merchants' second quarter 10-Q, management has decided to defer any further market expansion through de novo branching until satisfied that Merchants' newest two de novo branches are self-supporting. This decision resulted in Merchants expensing $48 thousand during the second quarter in legal and professional fees related to the design and development of a third de novo location. Additionally, Merchants' investment advisory fees have increased by $80 thousand for the first nine months of 2004 compared to 2003 as a result of a change in investment advisors during April 2003. Investment advisory fees were flat for the third quarter of 2004 compared to 2003. Merchants also has incurred additional professional fees in the amount of $30 thousand for the third quarter of 2004 and $40 thousand year-to-date related to the implementation of Section 404 of the Sarbanes-Oxley Act of 2002. Merchants' other noninterest expenses decreased $122 thousand for the third quarter of 2004 compared to the third quarter of 2003, and decreased $148 thousand for the first nine


months of this year compared to the first nine months of 2003. This decrease is primarily a result of reductions in expenses related to other real estate owned ("OREO"). Merchants took title to an OREO property with a zero basis in October 2003 which was sold for $80 thousand in September 2004; this gain was used to offset OREO expenses.

Income Taxes: Merchants and its subsidiaries are taxed on income by the Internal Revenue Service at the federal level. The State of Vermont levies franchise taxes on banks based upon average deposit levels in lieu of taxing income. Franchise taxes are included in noninterest expenses in the consolidated statements of operations.

Total income tax expense was $1.08 million and $2.96 million for the third quarter and first nine months of 2004, respectively, compared to $1.11 million and $3.29 million for the same periods in 2003. Merchants' statutory tax rate was 35% for all periods. The recognition of affordable housing tax credits is the principal reason for Merchants' effective tax rate of 25% for the first nine months of 2004. Merchants recognized favorable tax benefits of $400 thousand and $1.2 million for the third quarter and first nine months of 2004, compared to $330 thousand and $990 thousand for the same period in 2003, representing the amount of the federal tax credits earned during these periods.

Merchants Bancshares, Inc.
Average Balance Sheets and Average Rates
(Unaudited)

	Three Months Ended

	September 30, 2004			September 30, 2003

(In thousands, fully taxable equivalent)	Average Balance	Interest Income/ Expense	Average Rate	Average Balance	Interest Income/ Expense	Average Rate

ASSETS:
Loans, including fees on loans (1)	$591,376	$8,214	5.53%	$547,414	$8,183	5.93%
Taxable investments	385,765	3,806	3.93%	326,012	3,194	3.89%
Federal funds sold, securities purchased
under agreements to resell and interest
bearing deposits with banks	201	1	1.77%	1,008	4	1.57%

Total interest earning assets	977,342	$12,021	4.89%	874,434	$11,381	5.16%

Allowance for loan losses	(8,138)			(7,960)
Cash and due from banks	38,927			37,547
Premises and equipment, net	13,232			11,910
Other assets	19,997			18,414

Total assets	$1,041,360			$934,345

LIABILITIES AND SHAREHOLDERS' EQUITY:
Interest bearing deposits:
Savings, NOW & money market
accounts	$521,321	$666	0.51%	$495,705	$621	0.50%
Time deposits	190,939	796	1.66%	200,642	1,138	2.25%

Total interest bearing deposits	712,260	1,462	0.82%	696,347	1,759	1.00%

Federal funds purchased	--	--	--	54	--	1.33%
Short-term borrowings	53,654	205	1.52%	30,518	84	1.09%
Long-term debt	59,415	385	2.58%	6,029	47	3.09%

Total interest bearing liabilities	825,329	$2,052	0.99%	732,948	$1,890	1.02%

Noninterest bearing deposits	118,096			103,853
Other liabilities	9,532			13,433
Shareholders' equity	88,403			84,111

Total liabilities and
shareholders' equity	$1,041,360			$934,345

Net interest earning assets	$152,013			$141,486

Net interest income (fully taxable
equivalent)		$9,970			$9,491

Net interest rate spread			3.90%			4.14%

Net interest margin			4.06%			4.31%

(1) Includes principal balance of nonaccrual loans and fees on loans.

Merchants Bancshares, Inc.
Average Balance Sheets and Average Rates
(Unaudited)

	Nine Months Ended

	September 30, 2004			September 30, 2003

(In thousands, fully taxable equivalent)	Average Balance	Interest Income/ Expense	Average Rate	Average Balance	Interest Income/ Expense	Average Rate

ASSETS:
Loans, including fees on loans (1)	$579,577	$24,287	5.60%	$526,653	$24,528	6.23%
Taxable investments	365,303	10,873	3.98%	293,650	9,450	4.30%
Federal funds sold, securities purchased
under agreements to resell and interest
bearing deposits with banks	1,411	12	1.14%	10,823	112	1.38%

Total interest earning assets	946,291	$35,172	4.96%	831,126	$34,090	5.48%

Allowance for loan losses	(8,033)			(8,250)
Cash and due from banks	37,855			35,124
Premises and equipment, net	13,179			11,513
Other assets	18,823			15,535

Total assets	$1,008,115			$885,048

LIABILITIES AND SHAREHOLDERS' EQUITY:
Interest bearing deposits:
Savings, NOW & money market
accounts	$510,628	$1,897	0.50%	$481,496	$2,307	0.64%
Time deposits	193,170	2,621	1.81%	196,183	3,555	2.42%

Total interest bearing deposits	703,798	4,518	0.86%	677,679	5,862	1.16%

Federal funds purchased	--	--	--	29	--	1.41%
Short-term borrowings	55,991	527	1.26%	11,185	97	1.16%
Long-term debt	37,251	662	2.37%	5,182	119	3.07%

Total interest bearing liabilities	797,040	$5,707	0.96%	694,075	$6,078	1.17%

Noninterest bearing deposits	111,599			96,660
Other liabilities	11,554			10,382
Shareholders' equity	87,922			83,931

Total liabilities and
shareholders' equity	$1,008,115			$885,048

Net interest earning assets	$149,251			$137,051

Net interest income (fully taxable
equivalent)		$29,465			$28,012

Net interest rate spread			4.01%			4.31%

Net interest margin			4.16%			4.51%

(1) Includes principal balance of nonaccrual loans and fees on loans.

Balance Sheet Analysis

Merchants' quarterly average total assets increased to $1.04 billion during the third quarter of 2004, a $76 million increase over fourth quarter 2003 average total assets. Ending loan balances increased to $593.46 million, compared to $569.00 million at December 31, 2003. Quarterly average loans increased to $591.38 million during the third quarter, an increase of $26.96 million over fourth quarter 2003 average balances. Loan growth during 2004 has primarily been in commercial loan and commercial mortgage categories as the economic recovery has started to take hold; ending balances in these categories increased $16.29 million to $298.37 million over year end balances of $282.08 million. Merchants experienced strong growth in its construction loan portfolio during 2004, which grew by $5.23 million to $20.88 million. This growth is primarily a result of financing related to the construction of affordable housing that will be retired with the sale of the tax credits. Merchants experienced very strong growth in its residential mortgage portfolio during 2003, which has been difficult to replicate in 2004. Growth in home equity lines of credit has helped, in part, to offset the decline in mortgage volume. Ending balances in this portfolio increased $5.52 million to $36.59 million at September 30, 2004 from $31.07 million at December 31, 2003.

The following table summarizes the components of Merchants' loan portfolio as of the dates indicated:

(In thousands)	September 30, 2004	December 31, 2003

Commercial, financial and agricultural	$ 90,642	$ 84,698
Real estate loans - residential	266,858	263,538
Real estate loans - commercial	207,723	197,383
Real estate loans - construction	20,881	15,647
Installment loans	6,272	6,726
All other loans	1,080	1,005

Total loans	$ 593,456	$ 568,997

Deposits closed the third quarter of 2004 at $829.61 million, an increase of $21.52 million over year end 2003 balances of $808.08 million. Quarterly average deposits increased $25.66 million to $830.36 million during 2004. Deposit growth slowed in the third quarter due primarily to a decline in certificates of deposit. Merchants continues to focus its resources on the development of core deposit relationships with businesses and households within Vermont. The key component of that relationship is a transaction account. Transaction accounts represent 37% of Merchants' total deposits; deposits in this category increased by 10% over the same period last year. These accounts are less sensitive to movements in interest rates than nontransaction accounts and should afford Merchants an improved margin as rates move up.

Merchants' investment portfolio ended the third quarter of 2004 at $384.60 million, an increase of $44.26 million over the year end 2003 balance of $340.34 million, and an increase of $61.63 million over September 30, 2003, ending balances of $322.96 million. The growth in the portfolio was primarily in the mortgage backed security and collateralized mortgage obligation sectors. Merchants has funded much of the growth in its investment portfolio with advances from the FHLB. Merchants' total FHLB borrowing position was $110.68 million at September 30, 2004, compared to $60.32 million at year end 2003, and $69.65 million at the end of the third quarter of 2003. Of the September 30, 2004 total FHLB borrowings balance, $55.68 million is long-term debt. The long-term debt primarily consists of amortizing FHLB advances with maturities from two to six years; the average rate paid on the debt during the quarter was 2.58%.

Merchants has experienced a slight decline in the net fair value of its investment portfolio since December 31, 2003. At December 31, 2003 the available for sale portfolio had gross unrealized holding gains of $4.14 million and gross unrealized holding losses of $2.17 million and a net unrealized holding gain of $1.97 million. At September 30, 2004 the available for sale portfolio had gross unrealized holding gains of $3.33 million and gross unrealized holding losses of $1.61 million, and a net unrealized holding gain of $1.72 million. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because Merchants has the ability and intent to hold these investments until market price recovery at maturity, those investments with unrealized holding losses are not considered other than temporarily impaired.

In the ordinary course of business, Merchants makes commitments for possible future extensions of credit. On September 30, 2004, Merchants was obligated to fund $8.2 million of standby letters of credit. No losses are anticipated in connection with these commitments.

Liquidity and Capital Resources

Merchants' liquidity is monitored by the Asset and Liability Committee ("ALCO"), based upon policies approved by its Board of Directors. Liquidity can be defined as the ability to generate cash in the most economical way to satisfy loan demand, deposit withdrawal demand, and to meet other business opportunities which require cash. Merchants has a number of sources of liquid funds; including $25 million in available Federal Funds lines of credit at September 30, 2004; an overnight line of credit with


the FHLB of $15 million; an estimated additional borrowing capacity with the FHLB of $39 million; and the ability to borrow through the use of repurchase agreements, collateralized by Merchants' investments, with certain approved counterparties. Merchants' investment portfolio, which is managed by Merchants' ALCO, totaled $384.60 million at September 30, 2004, and is a strong source of cash flow for Merchants.

As of September 30, 2004, Merchants exceeded all applicable regulatory capital requirements. The following table represents the actual capital ratios and capital adequacy requirements for Merchants as of the dates indicated:

			For Capital
	Actual		Adequacy Purposes

(In thousands)	Amount	Percent	Amount	Percent

	As of September 30, 2004

Tier 1 leverage capital	$ 91,034	8.75%	$ 41,615	4.00%
Tier 1 risk-based capital	91,034	13.43%	27,113	4.00%
Total risk-based capital	98,856	14.58%	54,227	8.00%

	As of September 30, 2003

Tier 1 leverage capital	$ 81,848	8.77%	$ 37,321	4.00%
Tier 1 risk-based capital	81,848	12.55%	26,080	4.00%
Total risk-based capital	89,733	13.76%	52,160	8.00%

Nonperforming Assets and the Allowance

Stringent credit quality is a major strategic focus of Merchants. Although Merchants has been successful to date in minimizing its problem assets, Merchants cannot assure that problem assets will remain at these levels, particularly in light of the potential for adverse changes in current or future economic conditions. There is also no assurance that Merchants will not need to increase the Allowance in the future.

The following table summarizes Merchants' nonperforming assets at the dates indicated:

(In thousands)	September 30, 2004	June 30, 2004	December 31, 2003	September 30, 2003

Nonaccrual loans	$ 3,590	$ 807	$ 2,100	$ 2,862
Loans past due 90 days or more and still accruing interest	-	-	26	16
Restructured loans	84	86	86	87

Total nonperforming loans ("NPL")	3,674	893	2,212	2,965
Other real estate owned	-	-	-	-

Total nonperforming assets ("NPA")	$ 3,674	$ 893	$ 2,212	$ 2,965

The level of nonperforming assets increased $2.78 million during the third quarter. The large third quarter increase can be attributed primarily to a single customer in the food processing industry; at present, this company continues to operate and is in the process of formulating a turn-around strategy. Collateral for this relationship consists primarily of real estate and equipment, and the balance of the relationship is considered well secured. Restructured loans have remained virtually unchanged for the last year. There were no loans past due 90 days or more and still accruing interest at the end of the third or second quarter of 2004, a decrease of $26 thousand from December 31, 2003. Merchants did not have any OREO as of September 30, 2004.

The following table summarizes year-to-date activity in Merchants' Allowance through the dates indicated:

(In thousands)	September 30, 2004	June 30, 2004	December 31, 2003	September 30, 2003

Allowance beginning of year	$ 7,954	$ 7,954	$ 8,497	$ 8,497
Charge-offs :
Commercial, lease financing
and all other	(17)	(17)	(722)	(706)
Real estate - commercial	(347)	--	(295)	(80)
Real estate - mortgage	(26)	(26)	(48)	(40)
Installment and other consumer	(15)	(13)	(17)	(17)

Total charge-offs	(405)	(56)	(1,082)	(843)

Recoveries:
Commercial, lease financing
and all other	13	6	397	152
Real estate - commercial	252	64	73	73
Real estate - mortgage	44	29	67	57
Installment and other consumer	3	2	2	1

Total recoveries	312	101	539	283

Net (charge-offs) recoveries	(93)	45	(543)	(560)

Provision for loan losses	--	--	--	--

Allowance end of period	$ 7,861	$ 7,999	$ 7,954	$ 7,937

Merchants reviews the adequacy of the Allowance at least quarterly. Factors considered in evaluating the adequacy of the Allowance include previous loss experience, current economic conditions and their effect on borrowers, the performance of individual loans in relation to contract terms and estimated fair values of properties to be foreclosed. The method used in determining the amount of the Allowance is not based on maintaining a specific percentage of Allowance to total loans or total NPA. Rather, the methodology is a comprehensive analytical process of assessing the credit risk inherent in the loan portfolio. This assessment incorporates a broad range of factors, which indicate both general and specific credit risk, as well as a consistent methodology for quantifying probable credit losses. Losses are charged against the Allowance when management believes that the collectibility of principal is doubtful. To the extent management determines the level of anticipated losses in the portfolio has significantly increased or diminished, the Allowance is adjusted through current earnings.

Loans deemed impaired at September 30, 2004, totaled $4.0 million and the related specific allocation of the Allowance was $48 thousand. This compares to impaired loans of $6.7 million at June 30, 2004 and $2.7 million at December 31, 2003. $2.9 million of the balance in impaired loans at September 30, 2004 is attributable to the previously mentioned food processor with its operations in Southern Vermont and New York State. The large decline in impaired loans from June 30, 2004 to September 2004 is due to the sale of the USDA guaranteed portion of approximately $3.1 million of outstanding balances during the quarter related to the food processor. There were also charges of $262 thousand to the Allowance related to the same customer. Management monitors this credit relationship very closely through receipt of monthly financial reports and frequent meetings with the customer. Of the total impaired loans, $3.7 million are included as nonperforming assets in the table on page 14. As part of Merchants' analysis of specific credit risk, detailed and extensive reviews are done on larger credits and problematic credits identified on the watched asset list, nonperforming asset listings and internal credit rating reports. An outside loan review firm examines portions of Merchants' commercial loan portfolio three times per year. Over the course of the year, approximately 70% of commercial loan balances are reviewed, including all relationships over $1.0 million and criticized and classified loans over $500 thousand. Issues addressed by the loan review process include the accuracy of Merchants' internal risk ratings system, loan quality, and adequacy of the Allowance.

The Allowance is maintained at a level adequate to provide for loan losses based on an evaluation of known and inherent risks in the loan portfolio. Among the factors that management considers in establishing the level of the Allowance are overall findings from an analysis of individual loans, the overall risk characteristics and size of the loan portfolio, past credit loss history, management's assessment of current economic and real estate market conditions and estimates of the current value of the underlying collateral. Management considered the balance of the Allowance adequate at September 30, 2004.

The following table reflects Merchants' nonperforming asset and coverage ratios as of the dates indicated:

	September 30, 2004	June 30, 2004	December 31, 2003	September 30, 2003

NPL to total loans	0.62%	0.15%	0.39%	0.52%
NPA to total loans plus OREO	0.62%	0.15%	0.39%	0.52%
Allowance to total loans	1.32%	1.36%	1.40%	1.41%
Allowance to NPL	214%	896%	360%	268%
Allowance to NPA	214%	896%	360%	268%

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

Market Risk

Market risk is defined as the risk of loss in a financial instrument arising from adverse changes in market rates and prices such as interest rates, foreign currency exchange rates, commodity prices, and equity prices. Merchants' primary market risk exposure is interest rate risk. An important component of Merchants' asset and liability management process is the ongoing monitoring and management of this risk, which is governed by established policies that are reviewed and approved annually by Merchants' Board of Directors. The Board of Directors delegates responsibility for carrying out the asset and liability management policies to the ALCO. In this capacity the ALCO develops guidelines and strategies impacting Merchants' asset and liability management related activities based upon estimated market risk sensitivity, policy limits and overall market interest rate levels and trends. Merchants has an outside investment advisory firm which helps it identify opportunities for increased yield without significantly increasing risk in the investment portfolio. This firm is an integral part of Merchants' investment process. They make recommendations for and execute purchase and sale transactions, as well as prepare a variety of analytical reports which are reviewed with the management ALCO and Board of Director's ALCO on a quarterly basis.

Interest Rate Risk

The ALCO is responsible for evaluating and managing the interest rate risk which arises naturally from imbalances in repricing, maturity and cash flow characteristics of Merchants' assets and liabilities. The ALCO is responsible for ensuring that the Board of Directors receives accurate information regarding Merchants' interest rate risk position at least quarterly. The ALCO uses an outside consultant to perform rate shocks of Merchants' balance sheet, and to perform a variety of other analyses. The shocks assume a parallel shift of the yield curve over a one year period. The consultant's most recent review was as of August 31, 2004. This review shows that Merchants' one year interest rate sensitivity gap has changed very little from a $31 million liability-sensitive position at the end of 2003 to a $28 million liability-sensitive position at August 31, 2004. For the August 31, 2004 review the consultant modeled a 100 basis point decrease as well as a 200 basis point increase because of the current rate environment. At that time the change in net interest income for the next 12 months from Merchants' expected or "most likely" forecast was as follows:

Rate Change	Percent Change in Net Interest Income

Up 200 basis points	(.24)%
Down 100 basis points	(1.72)%

Merchants' one year interest rate sensitivity gap at August 31, 2003 was a $48 million liability-sensitive position. The analysis of the projected change in net interest income at that time was very similar to Merchants' current projection; it showed a projected 0.10% decrease in the up 200 basis point scenario and a 1.9% decrease in the down 100 basis point scenario.

The current analysis shows some margin compression in both the rising and falling rate scenarios. Net interest income is projected to decrease gradually in the falling rate scenario as savings on funding costs partially offset the effect of asset repricing. However, as funding costs stabilize at lower rate levels, mortgage-based loan and investment cash flows begin to accelerate leading to further margin compression. In a rising rate scenario funding costs are projected to increase faster than asset yields leading to


short-term compression in the net interest margin and a temporary decrease in net interest income levels. Over the long term, asset cash flows continue to reset to higher yields while funding costs stabilize. The degree to which this exposure materializes will depend, in part, on Merchants' ability to manage deposit rates as interest rates rise or fall. The analysis discussed above includes no growth assumptions. The consultant also runs additional simulations, which may include modeling an upward movement in rates with a flattening yield curve and a simulation using Merchants' current growth assumptions. The growth model generally shows that margin dollars increase in a rising rate environment as Merchants continues to grow its balance sheet. The flattening yield curve scenario generally results in additional margin compression. These types of dynamic analyses give the ALCO a more thorough understanding of how Merchants' balance sheet will perform in a variety of rate environments.

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

The model used to perform the balance sheet simulation assumes a parallel shift of the yield curve over twelve months and reprices every interest bearing asset and liability on Merchants' balance sheet. The model uses contractual repricing dates for variable products, contractual maturities for fixed rate products, and product-specific assumptions for deposits such as Free Checking for Life® accounts and money market accounts which are subject to repricing based on current market conditions. Investment securities with call provisions are examined on an individual basis in each rate environment to estimate the likelihood of a call. The model also assumes that the rate at which certain mortgage related assets prepay will vary as rates rise and fall, based on prepayment estimates derived from the Office of Thrift Supervision's Net Portfolio Value Model.

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

Item 4. Controls and Procedures

The principal executive officer, principal financial officer, and other members of senior management of Merchants have evaluated the disclosure controls and procedures of Merchants as of the end of the period covered by this quarterly report. Based on this evaluation, Merchants has concluded that the disclosure controls and procedures effectively ensure that information required to be disclosed in Merchants' filings and submissions with the Securities and Exchange Commission under the Exchange Act, is accumulated and communicated to our management (including the principal executive officer and principal financial officer) and is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. In addition, Merchants has reviewed its internal controls over financial reporting and there have been no significant changes in its internal controls or in the other factors that could significantly affect those controls during the quarter or nine month periods ended September 30, 2004.

MERCHANTS BANCSHARES, INC.
PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Merchants is involved in routine legal proceedings occurring in the ordinary course of business, which in the aggregate are believed by management to be immaterial to its financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

Merchants Bancshares, Inc.

/s/ Joseph L. Boutin

Joseph L. Boutin
President & Chief Executive Officer

/s/ Janet P. Spitler

Janet P. Spitler
Chief Financial Officer & Treasurer

November 8, 2004

Date
