Form 10-K
period 2004-12-31
MERCHANTS BANCSHARES INC
filed 2005-03-09
CIK 726517

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________.

Commission file number 0-11595

MERCHANTS BANCSHARES, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	03-0287342 (I.R.S. Employer Identification No.)

275 Kennedy Drive, South Burlington, Vermont (Address of principal executive offices)	05403 (Zip Code)

Registrant's telephone number, including area code (802) 658-3400 Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock, par value $.01 per share	Name of each exchange on which registered NASDAQ

Securities registered pursuant to Section 12(g) of the Act: None

___________________________________________________________
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
[X] Yes [ ] No

The aggregate market value of the registrant's voting common stock held by non-affiliates was $103,584,152 as computed using the average bid and asked prices as reported on the NASDAQ, as of June 30, 2004.

The number of shares outstanding for each of the registrant's classes of common stock, as of March 1, 2005, is:
Class: Common stock, par value $.01 per share, outstanding: 6,327,227 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement to Shareholders for the year ended December 31, 2004, for the Registrant's Annual Meeting of Shareholders to be held on April 26, 2005, are incorporated herein by reference to Part III.

FORM 10-K

The following is a copy, except for the exhibits, of the Annual Report of Merchants Bancshares, Inc. and its wholly owned subsidiaries Merchants Bank and Merchants Properties, Inc.; as well as Merchants Bank's wholly owned subsidiary Merchants Trust Company (collectively "Merchants") on Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission (the "SEC").

TABLE OF CONTENTS

Part I			Page Reference

	Item 1--	Business	4--10
	Item 2--	Properties	10
	Item 3--	Legal Proceedings	11
	Item 4--	Submission of Matters to a Vote of Security Holders	11

Part II

	Item 5--	Market for Registrant's Common Equity, Related Stockholder Matters and
		Issuer Purchases of Equity Securities	11
	Item 6--	Selected Financial Data	12--14
	Item 7--	Management's Discussion and Analysis of Financial Condition
		and Results of Operations	15--33
	Item 7a--	Quantitative and Qualitative Disclosures about Market Risk	34--37
	Item 8--	Financial Statements and Supplementary Data	38--67
	Item 9--	Changes in and Disagreements with Accountants on Accounting and
		Financial Disclosures	68
	Item 9A--	Controls and Procedures	68

Part III *

	Item 10--	Directors and Executive Officers of the Registrant	68
	Item 11--	Executive Compensation	68
	Item 12--	Security Ownership of Certain Beneficial Owners and Management and
		Related Stockholder Matters	68
	Item 13--	Certain Relationships and Related Transactions	68
	Item 14--	Principal Accountant Fees and Services	68

Part IV **

	Item 15--	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	69--70
	Signatures		71

*	The information required by Part III is incorporated herein by reference from Merchants' Proxy Statement for the Annual Meeting of Shareholders to be held on April 26, 2005.

**

A list of exhibits in the Form 10-K is set forth on the Exhibit Index included in the Form 10-K filed with the SEC and incorporated herein by reference. Copies of any exhibit to the Form 10-K may be obtained from Merchants by contacting Investor Relations, Merchants Bancshares, Inc., P.O. Box 1009, Burlington, VT 05402-1009. All financial statement schedules are omitted since the required information is included in the consolidated financial statements of the Company and notes thereto in the Annual Report.

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

(iv)

the fact that at December 31, 2004, over 50% of Merchants' loan portfolio was comprised of commercial loans, exposing Merchants to the risks inherent in financings based upon analyses of credit risk, the value of underlying collateral, including real estate, and other more intangible factors, which are considered in making commercial loans;

(v)

the fact that approximately 85% of Merchants' loan portfolio is comprised of real estate loans exposing Merchants to the risks inherent in financings based upon analyses of credit risk and the value of underlying collateral. Accordingly, Merchants' profitability may be negatively impacted by errors in risk analyses, by loan defaults, and the ability of certain borrowers to repay such loans may be adversely affected by any downturn in general economic conditions;

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

(viii)

the potential need to adapt to industry changes in information technology systems and security, on which Merchants is highly dependent, could present operational issues or require significant capital spending;

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

ITEM 1--BUSINESS

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

The Merchants Bank was organized in 1849 and assumed a national bank charter in 1865, becoming The Merchants National Bank of Burlington, Vermont. On September 6, 1974, The Merchants National Bank of Burlington converted its national charter to a Vermont state commercial bank charter, adopting its current name, Merchants Bank. As of December 31, 2004, Merchants operated one of the largest commercial banking operations in Vermont, with deposits totaling $834 million, gross loans of $584 million, and total assets of $1.03 billion.

Merchants Trust Company, a wholly owned subsidiary of Merchants Bank, is a Vermont corporation chartered in 1870 for the purpose of offering fiduciary services including trust management and administration, investment management and estate settlement services. As of December 31, 2004, Merchants Trust Company had fiduciary responsibility for assets having a market value in excess of $417 million, of which more than $297 million constituted managed assets. Total revenue of Merchants Trust Company for 2004 was $1.5 million and total expenses were $1.1 million.

Merchants Properties, Inc., a wholly owned subsidiary of Merchants, was organized for the purpose of developing and owning affordable rental housing units throughout the state of Vermont. As of December 31, 2004, Merchants Properties, Inc. owned one development located in Enosburg, Vermont, consisting of a 24-unit low-income family rental housing project. Total assets of Merchants Properties, Inc. at December 31, 2004 were $1.0 million.

MBVT Statutory Trust I was formed on December 15, 2004 as part of Merchants' private placement of an aggregate of $20 million of trust preferred securities through a pooled trust preferred program. The trust was formed for the sole purpose of issuing non-voting capital securities. The proceeds from the sale of the capital securities were loaned to Merchants under deeply subordinated debentures issued to the Trust. The debentures are the only asset of the Trust and payments under the debentures are the sole revenue of the Trust.

RETAIL SERVICES

Merchants' products are designed to provide high value within a relatively narrow range of offerings. Individual categories are anchored by lead products that are attractively packaged and easy for Merchants' staff to deliver. This is a clear contrast to most of the other local, regional and national financial service providers. Merchants has consciously stayed away from business lines that are not supportable at the most competitive standard. The business lines it has chosen are fully supported, with employees proficient in selling and servicing all programs. Merchants' customers appreciate the value that is offered via well defined product features and services that function in a straightforward, effective manner. That formula, in combination with highly motivated and well-trained front line professionals, provides the company with a competitive advantage in its markets.

Merchants' retail products include interest bearing and non-interest bearing checking accounts, money market accounts, club accounts, and short-term and long-term certificates of deposit. Merchants also offers customary check collection services, wire transfers, safe deposit box rentals, and automated teller machine ("ATM") and debit cards. Credit programs include secured and unsecured installment lending, home equity lines of credit, and home mortgages.

Free Checking For Life® is available to all applicants of "good standing" in Merchants' market area, and is free of monthly service charges for the life of the account. The only condition to holding the account is that the customer accept check truncation. The account pays interest at tiered levels beginning with the first dollar, and no minimum balance is required. Merchants opened just over 9,600 Free Checking For Life® accounts during 2004.


Free Checking For Life® customers may choose either a Check Card or an ATM card. Customers who choose the Check Card can pay for purchases at locations that accept VISA®. Customers can use a money market account and/or a home equity line of credit as overdraft protection for a checking account. The customer may choose either or both accounts to cover overdrafts via an automatic transfer of funds ("ATF").

Merchants' other major retail deposit product is its MoneyLYNX® Money Market Account. MoneyLYNX® pays interest at tiered levels beginning with the first dollar in the account, and fees are charged only under certain limited circumstances. Merchants' rates on this product remained competitive during the last year, but were not at the top of the market. New account activity rose during 2004, with average individual account balances leveling. At the beginning of 2004 the product was enhanced by lowering the minimum balance required to open an account, contributing to greater demand for this offering.

Merchants' flexible TimeLYNX® certificate of deposit allows multiple deposits and penalty free withdrawals within regulatory guidelines. It is an attractive alternative for customers who wish to retain some of the liquidity features of a money market or savings account while receiving a higher yield than what is offered by those accounts.

Merchants offers ATF to cover overdrafts, electronic funds transfer ("EFT") to automate transfers between accounts, and the PhoneLYNXSM telephone banking system. Merchants offers eLYNX®, a free online banking service as well as a free bill payment service delivered via the Internet, which has proven to be a popular addition.

Each of Merchants' 35 full-service branch offices is led by a branch president who has responsibility for the full range of retail and small business credit services. Merchants' semi-autonomous branch system is core to its strategy of providing one-stop shopping to its customers. Currently most customer inquiries can be handled at any branch location. The branch serves as both a sales and a delivery outlet. Branch personnel can explain various deposit options and open new accounts online via internal systems. Additionally, qualified branch staff have the ability to take loan applications, approve loans within defined approval limits, and to close consumer, mortgage and small business loans. Merchants also operates 41 ATMs throughout Vermont, and maintains a customer call center with expanded hours of operation.

With the cycle of refinancing diminishing during 2004, there was less activity in real estate loan originations. Work was done to build relationships with all Merchants households via a communication process known as XSell. More of the mortgage and home equity options were introduced to customers. Financing is available for one-to-four-family residential mortgages, multifamily residential mortgages, residential construction, seasonal dwelling mortgages, and commercial real estate mortgages. Merchants offers both fixed rate and adjustable rate mortgages for residential properties. Merchants currently holds all originated mortgages in its loan portfolio.

Following the success of RealLYNX®-10 in 2003, Merchants launched a new four-year closed end home equity line of credit in February 2004 and also enhanced its seven-year closed end home equity loan. Merchants offers a wide variety of consumer loans. Financing is provided for new or used automobiles, boats, airplanes, recreational vehicles and new mobile homes. Home improvement and home equity lines of credit and various personal loans are also available.

COMMERCIAL SERVICES

Merchants' corporate sales staff services the majority of the commercial customers, which are primarily larger operating companies, real estate investors and developers. Ten corporate banking officers and ten corporate banking administrators provide commercial credit services throughout Vermont to customers requiring business credit above the prescribed authorities of the branch presidents. Branch presidents are trained for small business loan origination.

Financing is available for business inventory, accounts receivable, fixed assets, real estate, lines of credit for working capital, community development, irrevocable letters of credit, U.S. Small Business Administration guaranteed loans and USDA guaranteed loans. Merchants has increased the emphasis placed on small business loans originated in its branches. During the fourth quarter of 2003 Merchants introduced QLYNX, a streamlined three-year, secured, term loan targeted to customers looking for amounts up to $75 thousand.


CommerceLYNX® is a package of business banking services including a low cost business checking account, a CommerceLYNX® Money Market Account, and a streamlined overdraft protection line of credit application. Merchants' philosophy of simplifying product offerings and minimizing fees has been applied to this program. Consistent with Merchants' goal of promoting electronic transactions, CommerceLYNX® provides Internet banking, bill payment and debit and electronic services. Branch presidents are trained to offer this service leading with the introduction of small business financing options and the value of utilizing the efficient transaction accounts.

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

COMPETITION

The competitive landscape changed significantly in 2004. Several large credit unions and a mutual savings bank made substantial commitments in new bricks and mortar in our primary markets. This combined with the completion of Royal Bank of Scotland's purchase of Charter One through its U.S. subsidiary Citizens Bank has resulted in a wholesale change in the competitive landscape. It is too soon to determine the impact of the acquisition by Toronto Dominion of a majority interest in Banknorth Group, Inc. It has been our experience that the larger the competitor the better chance we have of gaining market share. Like most financial institutions in America, Merchants competes with an ever increasing array of financial service providers. As the national economy moves further toward a concentration of service companies and the overall health of the financial service industry continues to be strong, competitive pressures will mount. Merchants competes in Vermont for deposit and loan business with numerous other commercial and savings banks, savings and loan associations, credit unions, and other non-bank financial providers. As of December 31, 2004, there were more than 20 state and national banking institutions operating in Vermont. In addition, the number of non-bank financial service providers competing in Vermont has increased dramatically. As a bank holding company and state-chartered commercial bank, Merchants is subject to extensive regulation and supervision, including, in many cases, regulation that limits the type and scope of its activities. The non-bank financial service providers that compete with Merchants may not be subject to such extensive regulation and supervision. Competition from nationwide banks, as well as local institutions, continues to be aggressive.

Merchants expects to see continued competitive pressure on its franchise. Merchants is the largest independent bank with offices exclusively in the state of Vermont. Aggressive and flexible direct marketing of core financial products continues to result in increased market share, even in mature market areas. In 2003, Merchants opened two de novo branches in St. Albans and White River Junction, Vermont. Several smaller community banks have made a commitment to increase their footprints in Merchants' markets. A small mutual savings bank headquartered in the central section of Vermont has moved into Chittenden County with three new retail locations. A small community bank based in the northeast section of Vermont has opened two new branches in the central part of the state. Several of the credit unions have also opened additional branch locations. The impact to Merchants of Bank of America's purchase of Fleet Bank remains to be seen. Bank of America now has branches in the three states that border Vermont; New Hampshire, Massachusetts and upstate New York; they may choose to expand into Vermont. In a state that already has one of the nation's highest branch-to-population ratios it is necessary to have a very competitive product offering and exceptional service levels in order to compete effectively.

From a retail product standpoint, Merchants has seen a major change in the competitive landscape in the past few years. When Merchants' free checking product was introduced there was only one other competitor with a similar product offering. Since that time all but one of Merchants' largest competitors has introduced free checking products. Merchants' free checking product is the only free checking product that pays interest. Merchants continues to see this as the major driver in its new household penetration.


No material part of Merchants' business is dependent upon one, or a few, customers, or upon a particular industry segment, the loss of which would have a material adverse impact on the operations of Merchants.

NUMBER OF EMPLOYEES

As of December 31, 2004, Merchants Bancshares, Inc. had three officers: Joseph L. Boutin, President and Chief Executive Officer; Janet P. Spitler, Chief Financial Officer and Treasurer; and Lisa Razo, Secretary. No officer of Merchants Bancshares, Inc. is on a salary basis; its officers also serve as officers of Merchants Bank and are paid a salary by the Bank.

As of December 31, 2004, Merchants Bank employed 254 full-time and 54 part-time employees and Merchants Trust Company employed 12 full-time employees, representing a combined full time equivalent complement of 293 employees. Merchants Bank and Merchants Trust Company maintain comprehensive employee benefits programs for employees which provide major medical insurance, hospitalization, dental insurance, long-term and short-term disability insurance, life insurance and a 401(k) Plan. Merchants believes that relations with its employees are good.

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

These new financial activities authorized by Gramm-Leach may also be engaged in by a "financial subsidiary" of a national or state bank, except for insurance or annuity underwriting, insurance company portfolio investments, real estate investment and development, and merchant banking, which must be conducted in a financial holding company. In order for the new financial activities to be engaged in by a financial subsidiary of a national or state bank, Gramm-Leach requires the parent bank (and its sister-bank affiliates) to be "well capitalized" and "well managed"; the aggregate consolidated assets of all of that bank's financial subsidiaries may not exceed the lesser of 45% of its consolidated total assets or $50 billion; the bank must have at least a "satisfactory" CRA rating; and, if that bank is one of the 100 largest national banks, it must meet certain financial rating or other comparable requirements. Gramm-Leach establishes a system of functional regulation, under which the federal banking agencies will regulate the banking activities of financial holding companies and banks' financial subsidiaries, the U.S. Securities and Exchange Commission (the "SEC") will regulate their securities activities and state insurance regulators will regulate their insurance activities. Gramm-Leach also provides new protections against the transfer and use by financial institutions of consumers' nonpublic, personal information.

Bank Holding Company Regulation

Although Merchants believes that it meets the qualifications to become a financial holding company under Gramm-Leach, it has elected to retain its pre-Gramm-Leach bank holding company regulatory status for the present time. This means that Merchants can engage in those activities which are closely related to banking. Merchants is required by the BHCA to file an annual report and additional reports required with the Federal Reserve Board. The Federal Reserve Board also makes periodic inspections of Merchants and its subsidiaries.

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

Prompt Corrective Action. The Federal Deposit Insurance Corporation Improvement Act of 1991 (as amended) (the "FDICIA"), provides the Federal banking agencies with broad powers to take prompt corrective action to resolve problems of insured depository institutions, depending upon a particular institution's level of capital. The FDICIA


establishes five tiers of capital measurement for regulatory purposes ranging from "well capitalized" to "critically undercapitalized." A depository institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position under certain circumstances. As of December 31, 2004, Merchants Bank was classified as "well capitalized" under the applicable prompt corrective action regulations.

Under the FDICIA a depository institution that is "well capitalized" may accept brokered deposits. A depository institution that is adequately capitalized may accept brokered deposits only if it obtains the approval of the FDIC, and may not offer interest rates on deposits "significantly higher" than the prevailing rate in its market. An "undercapitalized" depository institution may not accept brokered deposits. Merchants had no brokered deposits at December 31, 2004.

Safety and Soundness Standard. The FDICIA, as amended, directs each Federal banking agency to prescribe safety and soundness standards for depository institutions relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, asset-quality, earnings and stock valuation. The Community Development and Regulatory Improvement Act of 1994 amended the FDICIA by allowing Federal banking activities to publish guidelines rather than regulations concerning safety and soundness.

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


enhanced and timely disclosure of corporate information. The SEC has adopted a substantial number of implementing rules, and the New York Stock Exchange and the National Association of Securities Dealers, Inc. have adopted corporate governance rules that have been approved by the SEC. The changes are intended to allow shareholders to monitor more effectively the performance of companies and management.

As directed by Section 302(a) of the Sarbanes-Oxley Act of 2002, Merchants' chief executive officer and chief financial officer are each required to certify that Merchants' quarterly and annual reports do not contain any untrue statement of a material fact. This requirement has several parts, including certification that these officers are responsible for establishing, maintaining and regularly evaluating the effectiveness of Merchants' internal disclosure controls and procedures and internal control over financial reporting. The officers certify that they have made certain disclosures to Merchants' auditors and the Audit Committee of the board of directors about Merchants' internal disclosure controls and procedures and internal control over financial reporting and that they have included information in Merchants' quarterly and annual reports about their evaluation of those controls. In addition, the officers also certify in this report whether there have been any significant changes in Merchants' internal disclosure controls and procedures, internal controls over financial reporting, or in other factors that could significantly affect, that has materially affected, or is reasonably likely to materially affect, Merchants' internal disclosure controls and procedures and internal controls over financial reporting and compliance with certain other disclosure obligations.

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

Available Information

Merchants files annual, quarterly, and current reports, proxy statements, and other documents with the SEC under the Securities Exchange Act of 1934 (the "Exchange Act"). The public may read and copy any materials that Merchants has filed with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers, including Merchants, that file electronically with the SEC. The public can obtain any documents that Merchants has filed with the SEC at http://www.sec.gov.

Merchants also makes available free of charge on or through its Internet website (http://www.mbvt.com) its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act, as soon as reasonably practicable after Merchants electronically files such materials with or furnishes them to, the SEC. Merchants also makes all filed insider transactions available through its website free of charge. In addition, Merchants' Audit Committee and Nominating and Governance Committee Charters as well as its Code of Ethics Policy for Senior Financial Officers are available free of charge on its website.

ITEM 2--PROPERTIES

As of December 31, 2004, Merchants operated 35 full-service banking offices, and 41 ATMs throughout the state of Vermont. Merchants' headquarters are located in Merchants' service center at 275 Kennedy Drive, South Burlington, Vermont, which also houses Merchants' administrative offices, the operations data processing center and Merchants Trust Company.


Merchants leases certain premises from third parties under current market terms and conditions. The offices of all subsidiaries are in good physical condition with modern equipment and facilities considered adequate to meet the banking needs of customers in the communities served. Additional information relating to Merchants' properties is set forth in Note 4 to the consolidated financial statements included in Item 8 of this 2004 Annual Report on Form 10-K.

ITEM 3--LEGAL PROCEEDINGS

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

ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of calendar year 2004 no matters were submitted to a vote of security holders through a solicitation of proxies or otherwise.

PART II

ITEM 5--MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common stock of Merchants is traded on the NASDAQ National Stock Market under the trading symbol MBVT. Quarterly stock prices and dividends paid for each quarterly period during the last two years were as follows:

Quarter Ended	High	Low	Dividends Paid

December 31, 2004	$35.00	$26.77	$4.77
September 30, 2004	29.20	26.01	0.27
June 30, 2004	32.39	25.00	0.27
March 31, 2004	31.54	27.05	0.27
December 31, 2003	31.16	26.60	0.27
September 30, 2003	29.49	25.50	0.27
June 30, 2003	27.25	23.15	0.25
March 31, 2003	26.20	22.50	0.25

High and low stock prices are based upon quotations as provided by the National Association of Securities Dealers, Inc. Prices of transactions between private parties may vary from the ranges quoted above.

In January 2001 Merchants' Board of Directors approved a stock repurchase program. In January 2005 the Board of Directors voted to extend the program until January 2006. Under the program, Merchants is authorized to repurchase up to 300 thousand shares of its own common stock. As of December 31, 2004, Merchants had purchased 178 thousand shares of its own common stock on the open market under the program at an average per share price of $21.52.

As of January 31, 2005, Merchants had 1075 registered shareholders. Merchants declared and distributed dividends totaling $5.58 per share during 2004, inclusive of a special cash dividend in the amount of $4.50 per share. In January 2005 Merchants declared a dividend of $0.27 per share, which was paid on February 17, 2005, to shareholders of record as of February 3, 2005. Future dividends will depend upon the financial condition and earnings of Merchants and its subsidiaries, its need for funds and other factors, including applicable government regulations.

American Stock Transfer & Trust Company provides transfer agent services for Merchants. Inquiries may be directed to: American Stock Transfer & Trust Company, 59 Maiden Lane, New York, New York, 10038, telephone: 1-800-426-5523, Internet address: http://www.amstock.com, or email: info@amstock.com.

ITEM 6--SELECTED FINANCIAL DATA

The supplementary financial data presented in the following tables contain information highlighting certain significant trends in Merchants' financial condition and results of operations over an extended period of time.

The following information should be analyzed in conjunction with Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations and with the audited consolidated financial statements included in Item 8 of this 2004 Annual Report on Form 10-K.

Merchants Bancshares, Inc. Five Year Summary of Financial Data

	At or For the Years Ended December 31,
(In thousands except per share data)	2004	2003	2002	2001	2000

Results for the Year
Interest and Dividend Income	$ 47,432	$ 45,561	$ 48,350	$ 53,998	$ 55,798
Interest Expense	7,876	7,933	11,016	18,482	22,723

Net Interest Income	39,556	37,628	37,334	35,516	33,075
Provision for Loan Losses	--	--	(945)	(1,004)	(622)

Net Interest Income after Provision for
Loan Losses	39,556	37,628	38,279	36,520	33,697

Noninterest Income	8,986	9,570	8,654	8,515	7,067
Noninterest Expense	32,538	31,234	29,499	28,774	26,694

Income before Income Taxes	16,004	15,964	17,434	16,261	14,070
Provision for Income Taxes	4,071	4,372	4,817	4,097	3,537

Net Income	$ 11,933	$ 11,592	$ 12,617	$ 12,164	$ 10,533

Share Data

Basic Earnings per Common Share	$ 1.91	$ 1.87	$ 2.05	$ 1.99	$ 1.67
Diluted Earnings Per Common Share	$ 1.90	$ 1.86	$ 2.02	$ 1.98	$ 1.66
Cash Dividends Declared per Common Share	$ 5.58	$ 1.04	$ 0.96	$ 0.88	$ 0.66
Year-end Book Value	$ 10.44	$ 13.93	$ 13.39	$ 12.32	$ 10.97
Weighted Average Common Shares
Outstanding	6,225,417	6,183,919	6,163,546	6,097,775	6,332,273
Period End Common Shares Outstanding	6,243,710	6,196,053	6,178,438	6,132,533	6,145,377

Key Performance Ratios

Return on Average Shareholders' Equity	13.81%	13.75%	15.73%	17.06%	16.12%
Return on Average Assets	1.17%	1.28%	1.54%	1.59%	1.45%
Tier 1 Leverage Ratio	8.09%	8.70%	9.17%	9.12%	8.76%
Allowance for Loan Loss to Total Loans
at Year-End	1.29%	1.40%	1.71%	1.84%	2.19%
Nonperforming Loans as a Percentage of
Total Loans	0.57%	0.39%	0.75%	0.54%	0.73%
Net Interest Margin	4.15%	4.43%	4.86%	4.96%	4.85%

Average Balances

Total Assets	$1,016,618	$905,098	$819,886	$767,133	$728,253
Average Earning Assets	954,428	849,366	768,887	717,699	682,048
Loans	581,259	536,095	479,253	479,052	468,298
Investments	372,005	304,748	264,730	201,967	209,968
Total Deposits	822,828	781,927	728,801	683,838	644,629
Shareholders' Equity	86,396	84,332	80,219	71,287	65,330

At Year-End

Total Assets	$1,032,405	$969,902	$854,495	$800,467	$746,347
Gross Loans	584,332	568,997	495,588	479,685	479,489
Allowance for Loan Losses	7,512	7,954	8,497	8,815	10,494
Investments	376,547	340,337	270,215	212,454	210,059
Deposits	834,164	808,083	755,274	711,812	663,113
Shareholders' Equity	65,184	86,313	82,758	75,563	67,450

Merchants Bancshares, Inc. Summary of Quarterly Financial Information (Unaudited)

(In thousands except per share data)	2004					2003

	Q4	Q3	Q2	Q1	Year	Q4	Q3	Q2	Q1	Year

Interest and Dividend Income	$12,276	$12,012	$11,505	$11,639	$47,432	$11,486	$11,375	$11,376	$11,324	$45,561
Interest Expense	2,169	2,052	1,796	1,859	7,876	1,855	1,890	2,062	2,126	7,933

Net Interest Income	10,107	9,960	9,709	9,780	39,556	9,631	9,485	9,314	9,198	37,628
Noninterest Income	2,330	2,293	2,212	2,151	8,986	2,192	2,548	2,749	2,081	9,570
Noninterest Expense	8,130	8,100	8,131	8,177	32,538	7,845	8,003	7,815	7,571	31,234

Income before Income Taxes	4,307	4,153	3,790	3,754	16,004	3,978	4,030	4,248	3,708	15,964
Provision for Income Taxes	1,114	1,075	948	934	4,071	1,085	1,105	1,208	974	4,372

Net Income	$ 3,193	$ 3,078	$ 2,842	$ 2,820	$11,933	$ 2,893	$ 2,925	$ 3,040	$ 2,734	$11,592

Basic Earnings Per Share	$ 0.51	$ 0.49	$ 0.46	$ 0.45	$ 1.91	$ 0.47	$ 0.47	$ 0.49	$ 0.44	$ 1.87
Diluted Earnings Per Share	0.51	0.49	0.45	0.45	1.90	0.46	0.47	0.49	0.44	1.86

Cash Dividends Declared
and Paid Per Share	$ 4.77	$ 0.27	$ 0.27	$ 0.27	$ 5.58	$ 0.27	$ 0.27	$ 0.25	$ 0.25	$ 1.04

ITEM 7--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
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

Income Taxes: Merchants estimates its income taxes for each period for which a statement of operations is presented. This involves estimating Merchants' actual current tax exposure, as well as assessing temporary differences resulting from differing timing of recognition of expenses, income and tax credits, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in Merchants' consolidated balance sheets. Merchants must also assess the likelihood that any deferred tax assets will be recovered from future taxable income and to the extent that recovery is not likely a valuation allowance must be established. Significant management judgment is required in determining income tax expense, and deferred tax assets and liabilities. As of December 31, 2004, there was no valuation allowance for deferred tax assets.

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

GENERAL

The following discussion and analysis of financial condition and results of operations of Merchants and its subsidiaries for the three years ended December 31, 2004, should be read in conjunction with the Consolidated Financial Statements and Notes thereto and selected statistical information appearing elsewhere in this Form 10-K. The information about asset yields, interest rate spreads and net interest margins is discussed on a fully taxable equivalent basis. The financial condition and operating results of Merchants essentially reflect the operations of its principal subsidiary, Merchants Bank. Certain statements contained in this section constitute "Forward-Looking Statements" and are subject to certain risks and uncertainties described in this 10-K under the heading "Forward-Looking Statements".

OUTLOOK

Merchants' market area generally witnessed an increase in economic growth throughout 2004. Job growth during 2004 is estimated to be in the 1.5% to 2% range. The housing market had a strong year during 2004 and there are several large scale public and private sector construction projects underway. Vermont's seasonally adjusted unemployment


rate closed the year at 3.4%, compared to 4.7% at the end of 2003. The national unemployment rate at the end of 2004 was 5.4%. The Federal Reserve Board increased its target for the federal funds rate by 125 basis points in the second half of 2004, but indicated that it believes that inflation pressure is still relatively low. The economies and real estate markets in Merchants' primary market areas will continue to be significant determinants of the quality of Merchants' assets in future periods and, thus, its results of operations, liquidity and financial condition. Merchants believes future economic activity will depend on consumer confidence, business expenditures for new capital equipment and personal consumption expenditures. For a description of other factors which could affect Merchants' financial performance and that of its common stock, see "Forward-Looking Statements" at the beginning of this report.

RESULTS OF OPERATIONS

Merchants realized net income of $11.93 million, $11.59 million and $12.62 million for the years ended December 31, 2004, 2003 and 2002, respectively. Basic earnings per share were $1.91, $1.87 and $2.05 and diluted earnings per share were $1.90, $1.86 and $2.02 for the years ended December 31, 2004, 2003 and 2002, respectively. Merchants declared and distributed total dividends of $5.58, $1.04 and $0.96 per share during 2004, 2003 and 2002, respectively. In January 2005, Merchants declared a dividend of $0.27 per share, which was paid on February 17, 2005, to shareholders of record as of February 3, 2005.

Net income as a percentage of average equity capital was 13.81%, 13.75% and 15.73% for 2004, 2003 and 2002, respectively. Net income as a percentage of average assets was 1.17%, 1.28% and 1.54% in 2004, 2003 and 2002, respectively.

Net Interest Income

2004 compared with 2003

Net interest income, on a fully taxable equivalent basis increased $1.93 million to $39.58 million for 2004 from $37.65 million for 2003. Merchants has continued to increase net interest income dollars through balance sheet growth and leverage. At the same time Merchants has experienced decreases in its net interest margin as the spread between the yield on interest earning assets and the cost of interest bearing liabilities has continued to shrink. Merchants' net interest margin decreased 28 basis points to 4.15% from 4.43% over the course of 2004. This decrease was driven by a number of factors. The spread that can be earned between interest earning assets and interest bearing liabilities is dependent to a large extent on the slope of the yield curve. Although the Federal Reserve Board started to raise short-term interest rates during the second half of 2004 the long end of the yield curve moved very little. The spread between the two-year treasury and the ten-year treasury has decreased from approximately 245 basis points at the beginning of 2004 to approximately 119 basis points at the end of the year, a 125 basis point decrease. During 2004 the average rate earned on interest earning assets decreased 40 basis points to 4.97% from 5.37%; at the same time the average rate paid on interest bearing liabilities decreased 14 basis points to .98% from 1.12%. Merchants' has worked to compensate for the margin compression by growing its overall balance sheet; average interest earning assets have increased by $105.06 million for 2004 to $954.43 million from $849.37 million compared to 2003. As shown in the schedule on page 19, increased volumes of interest bearing assets were offset by lower interest rates on those assets, while the cost of increased volumes of interest bearing liabilities was offset by decreases in rates on those liabilities. Merchants' larger base of interest earning assets helped to mitigate the effect of the decrease in the net interest margin, and to protect Merchants' overall net interest income.

Merchants' average loan portfolio increased $45.16 million to $581.26 million from $536.10 million during 2004; however, the average rate on the portfolio decreased 44 basis points over the course of the year. This decrease was driven by repricing of both fixed rate balloon notes and mortgages into lower variable rates. Merchants year-end loan portfolio grew to $584.33 million at December 31, 2004 from $569.00 million at December 31, 2003. The fixed rate portion of the portfolio decreased over the course of the year to $294.66 million from $306.36 million; while variable rate loans increased to $289.67 million from $262.63 million. Over $250 million of the variable rate loans reprice with prime, which will help to offset increased funding costs if rates continue to rise. The repricing of these variable rate loans during the last six months of the year was not enough to offset the overall decline in fixed rate loan yields.


The average investment portfolio grew by $67.26 million to $372.01 million from $304.75 million; however, Merchants also experienced decreases in the average yield on that portfolio as it decreased 28 basis points to 3.95% for 2004 from 4.23% for 2003. Merchants targets a 2.5 year duration, and generally has no credits rated below an A by the national credit rating services in the portfolio. The low duration of the portfolio, coupled with the slope of the yield curve has slowed growth in margin dollars as rates have risen. Merchants has continued to take advantage of opportunities to use leverage to maximize net interest income. Average short-term borrowings increased $30.31 million to $53.39 million for 2004 from $23.08 million for 2003. As a result of the increase in the federal funds rate, the average cost of short-term borrowings during 2004 increased to 1.43% from 1.09% for 2003. The average cost of short-term borrowings for the fourth quarter of the year was 2.05%. Merchants' average long-term borrowings increased $35.48 million to $41.00 million for 2004 from $5.52 million for 2003. The average cost of those funds decreased during 2004 to 2.43% from 2.92% as Merchants was able to lock in long term lower cost funding in the early part of 2004. Merchants closed its private placement of an aggregate of $20 million of trust preferred securities on December 15, 2004. The securities bear interest for five years at a fixed rate of 5.95%, and after five years, the rate adjusts quarterly at a fixed spread over three month LIBOR. The securities had very little effect on Merchants' results of operations for 2004; Merchants incurred $50 thousand in interest expense related to these securities during December. The impact on net income for 2005 from the additional interest expense, including amortization of the placement fee, is projected to be $826 thousand.

Overall, Merchants' cost of funds has decreased over the course of the year, but not enough to offset the decreases in rates experienced on the asset side. Total average interest bearing liabilities have increased $92.47 million to $803.44 million for 2004 compared to $710.97 million for 2003. The cost of those funds has decreased to .98% for 2004 from 1.12% for 2003. Average interest bearing deposits increased $25.92 million to $708.27 million for 2004 from $682.35 million for 2003. Short-term interest rates remained low for the first six months of the year. The federal funds rate was 1.0% from June 30, 2003 through June 30, 2004. Although short-term rates have moved up 1.25% since June 2004, Merchants' average cost of interest bearing deposits for 2004 was 24 basis points lower than 2003 at .86% compared to 1.10%. Merchants' was able to control deposit costs as short-term rates began to rise in the second half of 2004.

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

2003 compared with 2002

Net interest income, on a fully taxable equivalent basis, increased $270 thousand from 2002 to 2003, in spite of a 43 basis point decrease in the net interest margin. Merchants grew its average interest earning assets $80.48 million, or 10%, to $849.37 million from $768.89 million during 2003. The average loan portfolio increased $56.84 million, or 12%, to $536.10 million from $479.25 million; and the average investment portfolio increased $40.02 million, or 15%, to $304.75 million from $264.73 million during 2003.

The decrease in the net interest margin for 2003 reflects the overall low interest rate environment that began in 2001 and continued throughout 2002 and 2003; interest rates hit historic lows in 2003. During 2003 the average yield on interest earning assets decreased 92 basis points to 5.37 % from 6.29%; at the same time the cost of interest bearing liabilities decreased 60 basis points to 1.12% from 1.72% leading to an overall decrease in interest rate spread of 32 basis points. The average rate earned on Merchants' loan portfolio decreased to 6.07% for 2003 from 7.13% for 2002. As mentioned above, Merchants experienced a 12% increase in its average loan portfolio over the course of 2003, which helped to generate additional interest revenue and mitigate the effect of decreases in loan yields during 2003. The decrease in rates on the overall loan portfolio was driven by several factors. Merchants' year-end residential real estate loan portfolio grew $57 million as borrowers looked to take advantage of historically low interest rates. The average rate on the residential real estate portfolio at December 31, 2003, was 5.60%, a 1.12% decrease from the average rate at the end of 2002 of 6.72%. At the same time, much of the overall growth in the commercial and commercial real estate portfolios was in variable rate products. As a result, more assets were priced at the short end of the yield curve, the lowest point, and further decreased margins. The migration in the commercial and commercial real estate portfolios from fixed rates to lower yielding variable rates that occurred during 2002 continued, although at a slower pace, into 2003; and new commercial originations were primarily in the variable rate category. Variable rate commer-

cial and commercial real estate loans increased $31.9 million, or 16%, to $231.6 million from $199.7 million during 2003.

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


The following table presents the condensed annual average balance sheets for 2004, 2003 and 2002. The total dollar amount of interest income from assets and the related yields are calculated on a taxable equivalent basis:

Merchants Bancshares, Inc. Distribution of Assets, Liabilities and Stockholders' Equity; Interest Rates and Net Interest Margin

	2004			2003			2002

Taxable Equivalent (In thousands)	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate

ASSETS:
Investment Securities:	$ 149,056	$ 6,746	4.53%	$155,445	$ 7,812	5.03%	$211,287	$11,168	5.29%
U.S. Treasury and Agencies
Other, Including FHLB Stock	222,949	7,947	3.56%	149,303	5,089	3.41%	53,443	2,638	4.94%

Total Investment Securities	372,005	14,693	3.95%	304,748	12,901	4.23%	264,730	13,806	5.22%

Loans, Including Fees on Loans:
Commercial	93,883	5,618	5.98%	95,518	6,021	6.30%	95,049	6,756	7.11%
Real Estate	479,497	26,698	5.57%	431,262	25,945	6.02%	373,492	26,606	7.12%
Consumer	7,879	431	5.47%	9,315	593	6.37%	10,712	808	7.54%

Total Loans (a) (b) (c)	581,259	32,747	5.63%	536,095	32,559	6.07%	479,253	34,170	7.13%

Federal Funds Sold, Securities Sold
under Agreements to Repurchase
and Interest Bearing Deposits with
Banks	1,164	15	1.29%	8,523	120	1.41%	24,904	417	1.67%

Total Earning Assets	954,428	47,455	4.97%	849,366	45,580	5.37%	768,887	48,393	6.29%

Allowance for Loan Losses	(7,990)			(8,195)			(8,824)
Cash and Due From Banks	38,495			35,917			33,128
Premises and Equipment	13,115			11,814			11,690
Other Assets	18,570			16,196			15,005

Total Assets	$1,016,618			$905,098			$819,886

LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest Bearing Deposits:
Savings, Money Market & NOW
Accounts	$ 515,372	$ 2,616	0.51%	$485,705	$ 2,918	0.60%	$460,023	$ 5,312	1.15%
Time Deposits	192,895	3,454	1.79%	196,646	4,600	2.34%	175,467	5,588	3.18%

Total Interest Bearing
Deposits	708,267	6,070	0.86%	682,351	7,518	1.10%	635,490	10,900	1.72%

Federal Funds Purchased	--	--	0.00%	30	--	1.28%	314	4	1.27%
Demand Notes Due U.S. Treasury	743	8	1.08%	827	11	1.33%	1,750	24	1.37%
Other Short-term Borrowings	52,649	754	1.43%	22,249	243	1.09%	--	--	--
Long-term Debt	40,974	994	2.43%	5,517	161	2.92%	2,400	88	3.67%
Junior Subordinated Debentures
Issued to Unconsolidated
Subsidiary Trust	811	50	6.17%	--	--	--	--	--	--

Total Interest Bearing
Liabilities	803,444	7,876	0.98%	710,974	7,933	1.12%	639,954	11,016	1.72%

Demand Deposits	114,561			99,576			93,311
Other Liabilities	12,217			10,216			6,402
Stockholders' Equity	86,396			84,332			80,219

Total Liabilities &
Stockholders' Equity	$1,016,618			$905,098			$819,886

Net Interest Income (a)		$39,579			$37,647			$37,377

Yield Spread			3.99%			4.25%			4.57%

Net Interest Margin			4.15%			4.43%			4.86%

(a)	Tax exempt interest has been converted to a tax equivalent basis using the Federal tax rate of 35%.
(b)	Includes principal balance of non-accrual loans and fees on loans.
(c)	Includes prepayment fees of $165 thousand related to early payments by certain loan customers in the first quarter of 2002.


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

Merchants Bancshares, Inc.
Analysis of Changes in Fully Taxable Equivalent Net Interest Income

	2004 vs 2003

				Due to

(In thousands)	2004	2003	Increase (Decrease)	Volume	Rate	Volume/ Rate

Fully Taxable Equivalent Interest Income:
Loans (a)	$32,747	$32,559	$ 188	$ 2,743	$(2,356)	$(199)
Investments	14,693	12,901	1,792	2,847	(864)	(191)
Federal Funds Sold, Securities Sold under
Agreements to Repurchase and Interest
Bearing Deposits with Banks	15	120	(105)	(104)	(10)	9

Total Interest Income	47,455	45,580	1,875	5,486	(3,230)	(381)

Less Interest Expense:
Savings, Money Market & NOW Accounts	2,616	2,918	(302)	178	(453)	(27)
Time Deposits	3,454	4,600	(1,146)	(88)	(1,079)	21
Short-term Borrowings	762	254	508	331	74	103
Long-term Debt	994	161	833	1,035	(27)	(175)
Junior Subordinated Debentures Issued to
Unconsolidated Subsidiary Trust	50	--	50	--	--	50

Total Interest Expense	7,876	7,933	(57)	1,456	(1,485)	(28)

Net Interest Income	$39,579	$37,647	$1,932	$4,030	$(1,745)	$(353)

	2003 vs 2002

				Due to

(In thousands)	2003	2002	(Increase Decrease)	Volume	Rate	Volume/ Rate

Fully Taxable Equivalent Interest Income:
Loans (a) (b)	$32,559	$34,170	$(1,611)	$ 4,053	$(5,063)	$(601)
Investments	12,901	13,806	(905)	2,087	(2,599)	(393)
Federal Funds Sold, Securities Sold under
Agreements to Repurchase and Interest
Bearing Deposits with Banks	120	417	(297)	(274)	(67)	44

Total Interest Income	45,580	48,393	(2,813)	5,866	(7,729)	(950)

Less Interest Expense:
Savings, Money Market & NOW Accounts	2,918	5,312	(2,394)	297	(2,549)	(142)
Time Deposits	4,600	5,588	(988)	674	(1,483)	(179)
Short-term Borrowings	254	28	226	(16)	(1)	243
Long-term Debt	161	88	73	114	(18)	(23)

Total Interest Expense	7,933	11,016	(3,083)	1,069	(4,051)	(101)

Net Interest Income	$37,647	$37,377	$ 270	$ 4,797	$(3,678)	$(849)

(a)				Includes fees on loans totaling $701 thousand, $1.27 million, and $1.10 million for the years ended December 31, 2004, 2003 and 2002, respectively.
(b)				Includes prepayment fees of $165 thousand related to early payments by certain loan customers in the first quarter of 2002.

Allowance for Loan Losses

The Allowance for Loan Losses ("Allowance") is reviewed by management at least quarterly and continues to be deemed adequate under current market conditions. At December 31, 2004 the Allowance stood at $7.51 million, 1.29% of total loans and 225% of nonperforming loans, compared to $7.95 million, 1.40% of total loans and 360% of nonperforming loans at December 31, 2003. Merchants recorded charge-offs of $776 thousand and recoveries of $334 thousand during 2004. For 2002, Merchants recorded a negative loan loss provision totaling $945 thousand. Merchants discontinued this practice during 2003 as a result of increased net loan losses during 2003. There was no provision for loan losses during 2004 or 2003. Merchants expects that, as the loan portfolio continues to grow, additions to the Allowance in the form of provisions for loan losses will be necessary. For a more detailed discussion of Merchants' Allowance, see "Credit Quality and Allowance for Loan Losses".

NONINTEREST INCOME AND EXPENSES

Noninterest income

2004 compared to 2003

Total noninterest income decreased $584 thousand to $8.99 million from $9.57 million for 2004 compared to 2003. Net gains on sales of investments totaled $49 thousand for 2004 and $1.42 million for 2003. Excluding gains (losses) on sales of investments, total noninterest income increased $787 thousand to $8.94 million for 2004 from $8.15 million for the prior year

	Twelve Months Ended December 31,
(In thousands)	2004	2003	2002

Total Noninterest Income	$8,986	$9,570	$8,654
Less: Gain on Sale of
Investments, Net	49	1,420	610
Gain on Sale of Branch Building	--	--	272
Settlement Proceeds	--	--	449

Total Noninterest Income
Excluding Above Items	$8,937	$8,150	$7,323

The category Service Charges on Deposits increased $384 thousand to $4.84 million for 2004 from $4.45 million for 2003. This increase is primarily a result of increases in net overdraft service charges, which increased $690 thousand to $3.62 million for 2004 from $2.93 million for 2003. The category Other noninterest income increased $262 thousand when comparing 2004 to 2003. This increase is due primarily to increases in net ATM and debit card revenue which increased $412 thousand for 2004 to $1.62 million from $1.21 million for 2003. Merchants' strong growth in transaction accounts and high retention rate of existing accounts has been a key contributor to these increases. Additionally, Merchants has had continued success in transitioning more of its customers' activity to electronic transactions, which has produced increased fee income levels and allowed for level staffing in its back office. The average number of checks written on Merchants' transaction accounts has decreased to 8.4 per month, a 35% reduction from 1999 levels of 12.9 per month.

Net gains on sales of securities totaled $49 thousand for 2004 and $1.42 million for 2003. Merchants engaged a new investment advisory firm during 2003 to help it manage its investment portfolio. During 2003 some repositioning of the investment portfolio occurred resulting in larger than usual gains.

2003 compared to 2002

Total noninterest income increased $916 thousand to $9.57 million for the year 2003 from $8.65 million for the year 2002. Net gains on sales of investments totaled $1.42 million for 2003 and $610 thousand for 2002. During the third quarter of 2002 Merchants recognized a $272 thousand gain on the sale of a branch building and $449 thousand related to the settlement of certain litigation. Excluding these items, total noninterest income increased $827 thousand (11%) to $8.15 million for 2003 from $7.32 million for 2002. The category Service Charges on Deposits increased $351 thousand from 2002 to 2003. The principal components of service charges on deposits are overdraft fee income and monthly service charge revenue. Net overdraft fee income increased $317 thousand to $2.93 million for 2003 from


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

Noninterest expense

2004 compared to 2003

Noninterest expense increased $1.31 million to $32.54 million from $31.23 million for 2004 compared to 2003. Merchants' largest noninterest expense category is salaries and wages. This category increased $333 thousand to $11.90 million for 2004 from $11.57 million for 2003, a less than 3% increase. Merchants' average salary increases for 2004 were 5.52%. Merchants continued its incentive compensation program during 2004; the program was primarily focused on overall profitability for 2004, with a component focused on increased sales with a quality control component for the corporate banking division. Incentive compensation increased 5.1% during 2004, and was just under 7% of salaries, consistent with 2003. The 2003 salaries and wages amount includes $266 thousand of dividends paid on shares of stock owned by certain trusts which invest deferred compensation in shares of Merchants' stock. The 2004 salaries and wages amount includes $209 thousand of dividends paid on these shares. Beginning in the fourth quarter of 2004 Merchants no longer expenses these dividends, but instead treats them like any other dividend on common stock, as a charge to retained earnings. This change in dividend treatment reflects Merchants' understanding of current industry practices for these dividends, and also reflects clarified accounting literature related to divided treatment on common stock held by these trusts. Shares held by these trusts are legally outstanding and are considered outstanding for earnings per share purposes. These shares are treated similar to treasury shares for financial reporting purposes. The regular fourth quarter 2004 dividend on these trust shares was $72 thousand; the one-time special dividend paid to these trusts was $1.22 million. These dividends were recorded as a retained earnings charge.

Employee benefit costs increased $257 thousand, or 7.2% to $3.83 million during 2004. The increase was primarily driven by increased costs of group health insurance. Merchants experienced a decrease in its pension plan expense during 2004 as a result of strong returns on plan assets. Occupancy and equipment expenses increased $730 thousand, or 13%, for 2004 compared to 2003, approximately $177 thousand of the year to date increase is attributable to Merchants' two de novo branches, and $290 thousand to Merchants' service center network server infrastructure and desktop computer upgrade completed during 2004. Legal and professional fees were $264 thousand, or 18% higher for 2004 compared to 2003. This increase is primarily a result of increases in investment advisory fees, and additional professional fees related to the service center network upgrade. Marketing expenses decreased to $1.38 million for 2004 from $1.53 million for 2003. This decrease is primarily a result of higher expenses in 2003 related to the opening of two de novo offices and an aggressive 10-year mortgage campaign.

Merchants' equity in losses of Real Estate Limited Partnerships increased $130 thousand, or 8.0%, to $1.75 million during the year as Merchants continued to invest in community based low-income housing partnerships. Merchants accounts for its investment in these partnerships using the equity method. Losses generated by the partnerships are recorded as a reduction in Merchants' investments in the Consolidated Balance Sheets and as an expense in the Consolidated Statements of Operations. Tax credits generated by the partnerships are recorded as a reduction in the income tax provision. Merchants finds these investments attractive because they provide a targeted internal rate of return of approximately 12%, and provide an opportunity to invest in affordable housing in the communities in which Merchants does business. Other noninterest expenses decreased $382 thousand, or 7.2% to $4.9 million during 2004. There were a number of small decreases that led to this overall decrease.

2003 compared to 2002

Noninterest expense increased $1.74 million to $31.23 million for 2003 compared to $29.50 million for 2002, a 5.88% increase. Salaries and Wages increased $238 thousand to $11.57 million for 2003 compared to 2002, a 2.1% increase. Merchants' average salary increases for 2003 were just under 6%. Merchants continued its incentive program during 2003. The program for 2003 focused entirely on profitability for Service Center staff, and on increased sales with a quality control component in the branches and corporate banking division. Incentive compensation decreased almost


50% during 2003 as a result of decreased profitability; and as a percentage of payroll decreased to approximately 7% during 2003 from approximately 14% for 2002. This decrease served to partially offset an $809 thousand increase in base salaries and wages which increased to $10.45 million for 2003 from $9.64 million in 2002. Employee benefit costs have increased $222 thousand, or 6.6%, to $3.57 million for 2003 from $3.35 million for 2002. The primary component of this is an increase in Merchants' pension plan expense. Although the pension plan was curtailed in 1995, decreases in the market value of pension plan assets have caused increased expense recognition. Pension plan expense for 2003 increased to $330 thousand from $102 thousand for 2002.

Occupancy expenses increased $202 thousand, or 7.8% for 2003 over 2002. This increase is primarily a result of new de novo branch rental contracts, as well as normal increases in building maintenance and rental expenses. Equipment expenses increased $140 thousand, or 5.6% for 2003 over 2002. Merchants began a network server infrastructure and desktop computer upgrade during 2003 and recorded $66 thousand in direct expenses for this project during 2003. Merchants' marketing expenses increased $353 thousand, or 29.9%, to $1.53 million for 2003 from $1.18 million for 2002 as Merchants opened, or prepared to open, its two new offices. Additionally, Merchants launched its RealLYNX®-10 10-year mortgage campaign, and continued to actively market its Free Checking for Life® account during 2003.

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

Income Taxes

Merchants recognized $1.60 million, $1.32 million and $1.38 million, respectively during 2004, 2003 and 2002 in low-income housing tax credits as a reduction in the provision for income taxes; this resulted in an effective tax rate of 25%, 27% and 28% for 2004, 2003 and 2002, respectively. As of December 31, 2004, Merchants has a net deferred tax asset of approximately $156 thousand arising from temporary differences between Merchants' book and tax reporting. This net deferred tax asset is included in Other Assets in the Consolidated Balance Sheets.

BALANCE SHEET ANALYSIS

Merchants' year-end total assets increased $62.5 million, or 6.4%, to $1.03 billion from $969.9 million during 2004, while Merchants' average earning assets increased by $105.0 million, or 12.3%, to $954.4 million from $849.4 million.

Loans

Merchants experienced a decrease in loan demand during 2004 compared to 2003 as interest rates started to move up. The year end loan portfolio increased $15.33 million, or 2.7% to $584.33 million from $569.00 million during the year. The composition of Merchants' loan portfolio is shown in the following table:

	As of December 31,
Type of Loan	2004	2003	2002	2001	2000

	(In thousands)
Commercial, Financial &
Agricultural	$ 82,644	$ 84,698	$ 93,856	$ 84,555	$ 76,228
Real Estate--Residential	265,306	263,538	206,231	206,697	188,403
Real Estate--Commercial	209,333	200,494	179,156	170,889	188,699
Real Estate--Construction	19,354	12,536	9,154	7,731	9,511
Installment	7,016	6,726	6,663	7,602	15,082
All Other Loans	679	1,005	528	2,211	566

	$584,332	$568,997	$495,588	$479,685	$478,489

During 2004 most of the growth in Merchants' loan portfolio was in commercial real estate and construction loans. Commercial real estate loans have increased $8.84 million, or 4.4% to $209.33 million during 2004 as borrowers sought to take advantage of low short-term rates. Construction loans increased $6.8 million, or 54.4%, during 2004 as a result of financing related to the construction of housing that will be paid off with the sale of related units. Merchants


experienced very strong growth in its residential mortgage portfolio during 2003 as mortgage rates dropped to their lowest level in 40 years, which has been difficult to replicate in the current rate environment.

At December 31, 2004, Merchants serviced $11.6 million in residential mortgage loans for investors such as Federal government agencies (FNMA and FHLMC) and financial investors such as insurance companies and pension funds located outside Vermont. This servicing portfolio has decreased significantly as Merchants no longer sells its residential mortgages on the secondary market. Servicing revenue is not expected to be a significant revenue source in the future.

The following table presents the distribution of the varying contractual maturities or repricing opportunities of the loan portfolio at December 31, 2004.

Type of Loan	One Year Or Less	Over One Through 5 Years	Over Five Years	Total

	(In thousands)
Commercial Financial &
Agricultural	$ 59,603	$14,636	$ 8,405	$ 82,644
Real Estate--Residential	40,900	24,288	200,118	265,306
Real Estate--Commercial	171,032	27,615	10,686	209,333
Real Estate--Construction	17,993	1,176	185	19,354
Installment	5,239	1,695	82	7,016
All Other	679	--	--	679

	$295,446	$69,410	$219,476	$584,332

Loans maturing or repricing after one year which have predetermined interest rates totaled $283.06 million. Loans maturing or repricing after one year which have floating or adjustable interest rates totaled $5.82 million.

Investments

The investment portfolio is used to generate interest income, manage liquidity and mitigate interest rate sensitivity. The composition of Merchants' investment portfolio at carrying amounts, (excluding trading securities) is shown in the following table:

	As of December 31,
Type of Investment	2004	2003	2002	2001	2000

	(In thousands)
U.S. Treasury Obligations	$ 199	$ 198	$ 23,311	$ 454	$ 451
U.S. Agency Obligations	21,356	28,083	63,128	41,809	34,087
Residential Real Estate
Mortgage-backed securities	125,939	101,895	122,513	133,489	145,150
Commercial Real Estate
Mortgage-backed securities	67,302	37,876	--	--	--
Collateralized Mortgage
Obligations	112,459	82,793	14,661	25,964	29,294
Corporate Bonds	32,262	40,302	27,565	7,647	--
Asset Backed Securities	17,030	48,435	18,191	2,061	--

	$376,547	$339,582	$269,369	$211,424	$208,982

Merchants continued to work with its investment advisory firm hired in early 2003. The firm is a registered investment advisor specializing in stable value and fixed income portfolios, and has a staff of investment professionals who research and track each bond. As of December 31, 2004 the firm had over $44 billion in assets under management. During the year, Merchants increased the investment portfolio (excluding trading securities) $37.0 million, or 10.9% to $376.55 million. Average investments increased to $372.00 million from $304.75 million during 2004. At the same time Merchants increased its average combined Other Short-term Borrowings and Long-term Debt $65.8 million to $93.62 million from $27.77 million. Combined year-end balances in these borrowing categories were $104.76 million. As mentioned in the earlier discussion on net interest income, this leverage has helped Merchants mitigate the effect of 2004's margin compression on its net interest income during the year.

Other Assets

Bank Premises and Equipment decreased to $12.84 million at year-end 2004 from $13.06 million at year-end 2003 as 2004 depreciation exceeded further investments in buildings and equipment. Investment in Real Estate Limited Partnerships increased to $8.59 million from $5.47 million during 2004. This increase represents continued investments by Merchants in affordable housing partnerships. These partnerships provide affordable housing in the communities in which Merchants does business, and provide Merchants with an acceptable level of return on its investment.

Deposits

Merchants' year-end deposit balances increased $26.08 million, or 3.2%, to $834.16 million at year-end 2004 from $808.08 million at year-end 2003. The composition of Merchants' deposit balances is shown in the following table:

	As of December 31,
Type of Deposit	2004	2003	2002	2001	2000

	(In thousands)
Demand	$119,089	$110,241	$102,554	$ 92,065	$ 91,417
Free Checking for Life®	179,359	128,866	97,832	82,012	67,087
Other Savings and NOW	58,918	85,197	90,844	93,014	94,639
Money Market Accounts	282,212	285,824	278,754	275,923	247,178
Time Deposits	194,586	197,955	185,290	168,798	162,792

	$834,164	$808,083	$755,274	$711,812	$663,113

Merchants continues to target its marketing toward obtaining low cost transactional accounts. Merchants continued its Free Checking for Life® direct mail campaign and continued to offer the account free for life during 2004. The account balances pay interest and require no minimum balance, the average cost of these funds at year-end was .32%. The Free Checking for Life® product has also been enhanced by offering free internet banking and free bill payment as part of the product offering. During November 2004 Merchants consolidated several of its grandfathered product types into its current product offerings. Approximately $74 million was reclassified. Approximately $32 million was added to Free Checking for Life®; $3 million of that came from demand deposit categories, $17 million from Other Savings and NOW accounts and $12 million from money market accounts. After adjusting for this reclassification Free Checking for Life® balances grew by approximately 15% during 2004. Merchants experienced growth in demand deposit and money market accounts. Other savings and NOW accounts decreased by 11% after adjusting for the reclassification, as these accounts continued to migrate to Free Checking for Life® and money market categories. Time deposits decreased $3.37 million during 2004 as Merchants faced aggressive competition in this category and chose not to raise rates as quickly as some of its competitors.

Time Deposits $100 thousand and greater at December 31, 2004, had the following schedule of maturities:

(In thousands)

Three Months or Less			$ 5,857
Three to Six Months			5,882
Six to Twelve Months			14,385
One to Five Years			13,784

			$39,908

Other Liabilities

Other short-term borrowings ended the year at $55.00 million for both 2004 and 2003. This balance represents Merchants' use of short-term funding from the Federal Home Loan Bank of Boston ("FHLB") primarily to fund growth in the investment portfolio. Maturities were less than two months; interest rates on these borrowings ranged from 2.15% to 2.38%. Over the course of the year, Merchants locked in some of its funding costs through longer term borrowings from the FHLB. Merchants' long-term debt position increased to $49.76 million over the course of 2004 from $6.62 million at the end of 2003. The majority of the new debt was used to fund growth in the investment portfolio. The long term debt has maturities through 2010, and interest rates ranging from 1.68% to 2.90%. Merchants had additional borrowing capacity with the FHLB of approximately $50 million at December 31, 2004.


On December 15, 2004 Merchants closed its private placement of an aggregate of $20 million of trust preferred securities. The placement occurred through a newly formed Delaware statutory trust affiliate of Merchants, MBVT Statutory Trust I (the "Trust") as part of a pooled trust preferred program. The Trust was formed for the sole purpose of issuing capital securities, these securities are non-voting. Merchants owns all of the common securities of the trust. The proceeds from the sale of the Capital Securities were loaned to Merchants under deeply subordinated debentures issued to the Trust. The debentures are the only asset of the Trust and payments under the debentures are the sole revenue of the Trust. Merchants' primary source of funds to pay interest on the debentures held by the Trust is current dividends from its principal subsidiary, Merchants Bank. Accordingly, Merchants' ability to service the debentures is dependent upon the continued ability of Merchants Bank to pay dividends to Merchants.

These hybrid securities will qualify as regulatory capital for Merchants, up to certain regulatory limits. At the same time they are considered debt for tax purposes, and as such, interest payments are fully deductible. The trust preferred securities bear interest for five years at a fixed rate of 5.95%, and after five years, the rate adjusts quarterly at a fixed spread over three month LIBOR. The trust preferred securities mature on December 31, 2034, and are redeemable at Merchants' option, subject to prior approval by the Federal Reserve, beginning after five years from issuance. Merchants incurred $400 thousand in costs to issue the securities, and the costs are being amortized over five years using the straight-line method. The proceeds from the sale of the trust preferred securities were used for general corporate purposes, allowing Merchants to pay the special dividend declared on December 1, 2004 and at the same time continue to pursue alternative growth opportunities.

CREDIT QUALITY AND ALLOWANCE FOR LOAN LOSSES

Stringent credit quality is a major strategic focus of Merchants. Merchants' low level of problem assets is evidence of the success of this effort. Although Merchants has been successful to date in minimizing its problem assets, there is no assurance that it will not have increased levels of problem assets in the future.

The following table summarizes Merchants' nonperforming loans ("NPL") and nonperforming assets ("NPA") as of December 31, 2000, through December 31, 2004.

(In thousands)	2004	2003	2002	2001	2000

Nonaccrual Loans	$3,233	$2,100	$1,925	$2,412	$3,240
Loans Past Due 90 Days or
More and Still Accruing	20	26	46	--	52
Restructured Loans	83	86	1,728	198	214

Total Nonperforming Loans	3,336	2,212	3,699	2,610	3,506

Other Real Estate Owned	--	--	57	225	377

Total Nonperforming Assets	$3,336	$2,212	$3,756	$2,835	$3,883

NPL to Total Loans	0.57%	0.39%	0.75%	0.54%	0.73%
NPA to Total Loans plus OREO	0.57%	0.39%	0.76%	0.59%	0.81%

Excluded from the 2004 balances above are approximately $6.3 million of internally classified loans. This is a significant decrease from $16.7 million of internally classified loans at December 31, 2003. $3.1 million of these internally classified loans were sold during 2004 as part of management's efforts to improve credit quality. Other factors contributing to the net change in internally classified loan balances were loan payouts of $2.3 million, amortization of existing balances of $900 thousand, charge-offs of $273 thousand, and net upgrades out of classified totaling $1.6 million. Additionally, transfers to nonaccrual/restructured totaled $2.4 million during 2004. Overall economic conditions in Merchants' marketplace showed gradual improvement throughout the year.

Management maintains an internal listing that includes all criticized and classified loans. The list is reviewed and updated monthly. The list make-up is dynamic with individual loans migrating off and on the list. Some of these loans may migrate to non-performing status during the course of the next twelve months. Management believes that classified loans have well-defined weaknesses which, if left unattended, could lead to collection problems. The oversight process on these loans includes an active risk management approach. A management committee reviews the status of


these loans each quarter and determines or confirms the appropriate risk rating and accrual status. The findings of this review process are instrumental in determining the adequacy of the allowance for loan losses.

Discussion of 2004 Events Affecting Nonperforming Assets

Historically, Merchants has worked closely with borrowers to collect obligations and when necessary pursued more vigorous collection efforts. Merchants' Credit Department and Commercial Loan Officers work together to address collection strategies for nonperforming assets. The following schedule shows the components of nonperforming assets as of the end of each of the previous five quarters:

(In thousands)	December 31, 2004	September 30, 2004	June 30, 2004	March 31, 2004	December 31, 2003

Nonaccrual Loans	$3,233	$3,590	$807	$857	$2,100
Loans Past Due 90 Days or
More and still Accruing	20	--	--	52	26
Restructured Loans	83	84	86	87	86
Other Real Estate Owned	--	--	--	--	--

Total	$3,336	$3,674	$893	$996	$2,212

Significant events affecting nonperforming assets are discussed below.

Nonaccrual Loans

Nonaccrual loans increased to $3.23 million at December 31, 2004 from $2.10 million at December 31, 2003. During 2004 management identified $4.1 million in new nonperforming loans. Based on continued performance approximately $400 thousand in nonaccrual loans were returned to accrual status, principal payments of approximately $1.8 million were collected and approximately $730 thousand of nonaccrual loans were charged off. The large year over year increase in non performing loans can be attributed primarily to a single customer in the food processing industry that was placed in non-accrual during the third quarter of 2004. This company continues to operate and is attempting to recapitalize. Collateral for this relationship consists primarily of real estate and equipment.

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

Restructured Loans
Restructured loans decreased slightly from $86 thousand at December 31, 2003 to $83 thousand at December 31, 2004.

Other Real Estate Owned
Merchants aggressively markets OREO. The balance of OREO was zero at December 31, 2003 and December 31, 2004.

Policies and Procedures Related to the Accrual of Interest Income

Merchants recognizes income on earning assets on an accrual basis, which calls for the recognition of income as earned, rather than when it is collected. Merchants' policy is to classify a loan 90 days or more past due with respect to principal or interest as a nonaccruing loan, unless the ultimate collectibility of principal and interest is assured. Income accruals are suspended on all nonaccruing loans, and all previously accrued and uncollected interest is typically charged against current income. A loan remains in nonaccruing status until the factors which suggest doubtful collectibility no longer exist, the loan is liquidated, or when the loan is determined to be uncollectible, and is charged off against the allowance for loan losses. In those cases where a nonaccruing loan is secured by real estate, Merchants can, and may, initiate foreclosure proceedings. The result of such action will either be to cause repayment of the loan with the proceeds of a foreclosure sale or to give Merchants possession of the collateral in order to manage a future resale of the real estate. Foreclosed property is recorded at the lower of its cost or estimated fair value, less any estimated costs to sell. Any cost in excess of the estimated fair value on the transfer date is charged to the Allowance, while further declines in market values are recorded as OREO expense in the statement of operations.

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

The Directors Loan Committee and the credit department regularly monitor Merchants' loan portfolio. The entire loan portfolio as well as individual loans is reviewed for loan performance, creditworthiness, and strength of documentation. Merchants monitors loan concentrations by individual borrowers, industries and loan types. As part of the annual credit policy review process, targets are set by loan type for the total portfolio. Merchants has hired external loan review firms to assist in monitoring both the commercial and residential loan portfolios. During 2004 the commercial loan review firm performed three comprehensive reviews of Merchants' loan portfolio, and reviewed approximately 75% (in dollar volume) of Merchants' commercial loan portfolio. Credit risk ratings are assigned to commercial loans at origination and are routinely reviewed by both management and the external loan review firms.

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

Loans considered for impairment totaled $3.8 million and $2.7 million and the related specific allocation of the Allowance was $72 thousand and $22 thousand at December 31, 2004 and 2003, respectively.

Loans considered for impairment consist of the following:
*	Nonaccrual loans with balances over $50 thousand;
*	Restructured loans;
*	Loans past due over 60 days;
*	Certain internally adversely classified loans which are 30 days past due; and
*	Loans which have been assigned a specific allocation of the Allowance

Merchants performs detailed and extensive reviews on these loans and on larger credits and problematic credits identified on the watched asset list, nonperforming asset listings and internal credit rating reports. Through these reviews Merchants is able to determine if a loan requires a specific allocation of the Allowance or is permanently impaired and needs to be charged down. Loans are evaluated by looking at the fair market value of the collateral, if the loan is collateral dependent; or measuring the net present value of the expected future cash flows using the loan's original effective interest rate. If the loan is impaired further analysis is performed to determine if the impairment is permanent. If the impairment is deemed permanent the loan is charged down to its net realizable value through the Allowance.


The general Allowance is a percentage-based reflection of historical loss experience and assigns a required Allowance allocation by loan classification based on a fixed percentage of all outstanding loan balances. The general Allowance employs a risk-rating model that grades loans based on their general characteristics of credit quality and relative risk. For pass rated loans, appropriate Allowance levels are estimated based on judgments regarding the historical loss experience, current economic trends, trends in the portfolio mix, volume and trends in delinquencies and non-accrual loans and off-balance sheet credit risk. As of December 31, 2004, the Allowance related to pass rated loans was $3.3 million. For loans rated special mention or substandard, the Allowance allocation is increased; as of December 31, 2004, the Allowance related to special mention or substandard loans was $1.7 million.

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

As of December 31, 2004, the unallocated Allowance was $2.0 million, an increase from $901 thousand at December 31, 2003. The increase in the unallocated Allowance is primarily attributable to the decline in criticized/classified loans during the year. These loans have a higher reserve requirement than the rest of the loan portfolio.

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

The following table reflects Merchants' loan loss experience and activity in the Allowance for the past five years.

(In thousands)	2004	2003	2002	2001	2000

Average Loans Outstanding	$581,259	$536,095	$479,253	$479,052	$468,298
Allowance Beginning of Year	7,954	8,497	8,815	10,494	11,189
Charge-offs:
Commercial, Lease Financing
and all Other Loans	(56)	(722)	(311)	(611)	(637)
Real Estate--Mortgage	(703)	(343)	(7)	(48)	(192)
Installment & Credit Cards	(17)	(17)	--	(520)	(154)

Total Charge-offs	(776)	(1,082)	(318)	(1,179)	(983)

Recoveries:
Commercial, Lease Financing
and all Other Loans	34	397	755	333	743
Real Estate--Construction	--	--	3	--	--
Real Estate--Mortgage	297	140	187	104	116
Installment & Credit Cards	3	2	--	67	51

Total Recoveries	334	539	945	504	910

Net (Charge-offs) Recoveries	(442)	(543)	627	(675)	(73)

Provision for Loan Losses	--	--	(945)	(1,004)	(622)

Allowance End of Year	$ 7,512	$ 7,954	$ 8,497	$ 8,815	$ 10,494

Allowance to Total Loans	1.29%	1.40%	1.71%	1.84%	2.19%
Net Loan (Charge-offs) Recoveries
to Average Loans	(0.08)%	(0.10)%	0.13%	(0.14)%	(0.02)%


As of December 31, 2004, Merchants' Allowance ratios were 225% of nonperforming loans and 1.29% of total loans. Although the Allowance has declined over the past five years both in size and as a percentage of the loan portfolio, management has not added to the Allowance for several reasons; most notable is the shift in the composition of the loan portfolio over the last five years, on a percentage basis, from higher risk commercial asset classes to less risky residential categories, as shown in the table on page 23. In addition, the previously described increase in the unallocated Allowance indicates the Allowance was adequate at December 31, 2004.

Merchants will continue to take all appropriate measures to restore nonperforming assets to performing status or otherwise liquidate these assets in an orderly fashion so as to maximize their value to Merchants. There can be no assurances that Merchants will be able to complete the disposition of nonperforming assets without incurring further losses.

RELATED PARTY TRANSACTIONS

Merchants engages in banking transactions with certain of its directors and officers, and certain of their affiliates. During 2004 Merchants obtained legal services from a firm associated with one of its directors totaling $37 thousand; and project management services from a firm associated with one of its directors totaling $106 thousand. Merchants obtained insurance during 2004 through an insurance agency ("Agency") of which a director of Merchants Bank is president. A director of Merchants is also a director of one of the insurance companies through which the Agency obtained insurance for Merchants. In 2004, premiums paid to the Agency totaled $177 thousand, of which the insurance company received $9 thousand. Merchants obtains these services on terms that are comparable to those that it would obtain from unaffiliated third parties.

At December 31, 2004, Merchants had loans outstanding to directors, executive officers, and associates of such persons totaling $3.72 million. It is the policy of Merchants to make these loans on substantially the same terms, including interest rates and collateral, as those prevailing for comparable lending transactions with other persons. As of December 31, 2004, all loans to directors, officers, and certain of their affiliates, were performing in accordance with their contractual terms.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2003, the Emerging Issues Task Force ("EITF") issued issue summary 03-1 ("EITF 03-1"), Meaning of Other Than Temporary Impairment and its application to Certain Investments. EITF 03-01 addressed an entity's treatment of the impairment of securities when such an impairment is considered other than temporary. The preliminary summary required disclosures only related to other than temporary impairment. In March 2004, the EITF continued its discussion and reached a consensus on the procedures for recognizing an impairment of securities considered other than temporarily impaired. The guidance in EITF 03-1 was intended to be effective for reporting periods beginning after June 15, 2004. However in September 2004, the FASB issued FSP EITF 03-1-1 which delayed the effective date for the measurement and recognition provisions of EITF 03-1 until further implementation guidance could be established. This delay does not suspend the requirement to recognize other-than-temporary impairments as required by existing authoritative literature. Based on the composition of the investment portfolio held at December 31, 2004, EITF 03-1 is not expected to have a material effect on the Merchants' financial position or results of operations.

In December 2003 the FASB issued SFAS No. 132 (revised), "Employers' Disclosures about Pensions and Other Postretirement Benefits." SFAS No. 132 (revised) prescribes employers' disclosures about pension plans and other


postretirement benefit plans, but it does not change the measurement or recognition of those plans. The statement retains and revises the disclosure requirements contained in the original SFAS No. 132. It also requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit costs of defined benefit pension plans and other postretirement benefit plans. SFAS No. 132 (revised) generally was effective for fiscal years ending after December 15, 2003. Merchants' disclosures incorporate the revised disclosure requirements.

In December 2003 the FASB issued Interpretation No. 46 (revised), "Consolidation of Variable Interest Entities" ("FIN 46R"), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and, accordingly, should consolidate the variable interest entity ("VIE"). FIN 46R replaces FIN 46 that was issued in January 2003. Merchants is required to apply FIN 46R to variable interests generally as of March 31, 2004 and to special-purpose entities as of December 31, 2003. For any VIE's that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and non-controlling interest of the VIE initially would be measured at their carrying amounts, and any difference between the net amount added to the balance sheet and any previously recognized interest would be recorded as a cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN No. 46R first applies may be used to measure the assets, liabilities and non-controlling interest of the VIE. The requirements of FIN 46R resulted in the deconsolidation of the Company's wholly owned subsidiary trust, formed to issue mandatorily redeemable preferred securities ("trust preferred securities"). The deconsolidation, as of December 31, 2004, results in the derecognition of the $20.0 million of trust preferred securities and the recognition of junior subordinated debentures of $20.62 million and investment in the subsidiary trust of $619 thousand in Merchants' 2004 consolidated statement of financial position.

In December 2004, the FASB issued revised statement No. 123 ("FAS 123R"), "Share-Based Payment", which requires companies to expense the estimated fair value of employee stock options and similar awards. The accounting provisions of FAS 123R will be effective for public companies beginning July 1, 2005. Merchants will adopt the provisions of FAS 123R using a modified prospective application. Under the modified prospective application, FAS 123R, which provides certain changes to the method for valuing stock-based compensation among other changes, will apply to new awards and to awards that are outstanding on the effective date and are subsequently modified or cancelled. Compensation expense for outstanding awards for which the requisite service has not been rendered as of the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under FAS 123. Merchants is in the process of determining how the new method of valuing stock-based compensation as prescribed in FAS 123R will be applied to valuing stock-based awards granted after the effective date and the impact the recognition of compensation expense related to such awards will have on Merchants' financial statements.

LIQUIDITY AND CAPITAL RESOURCE MANAGEMENT

General

Liquidity, as it pertains to banking, can be defined as the ability to meet cash commitments at all times in the most economical way to satisfy loan and deposit withdrawal demand, and to meet other business opportunities that require cash. Sources of liquidity for banks include short-term liquid assets, cash generated from loan repayments and amortization, borrowing, deposit generation and earnings. Merchants has a number of sources of liquid funds, including $28 million in available Federal Funds lines of credit with correspondent banks at year-end 2004; an overnight line of credit with the FHLB of $15 million; an estimated additional borrowing capacity with the FHLB of $50 million; and the ability to borrow through the use of repurchase agreements, collateralized by Merchants' investments, with certain approved counterparties. Merchants' investment portfolio, which totaled $377 million at December 31, 2004, is actively managed by the Merchants' Asset Liability Committee ("ALCO") and is a strong source of cash flow for Merchants. The portfolio is fairly liquid, with a weighted average life of approximately 2.8 years, and is available to be used as a source of funds, if needed.

Contractual Obligations

Merchants has certain long-term contractual obligations; including long-term debt agreements, operating leases for branch operations, and time deposits. The maturity schedules for these obligations are as follows:

(In thousands)	Less than One Year	One Year To Three Years	Three Years To Five Years	Over Five Years	Total

Debt Maturities	$ 29,243	$18,085	$ 522	$ 1,907	$ 49,757
Junior Subordinated Debentures	--	--	--	20,000	20,000
Operating Lease Payments	520	943	640	1,311	3,414
Time Deposits	136,973	35,882	21,691	40	194,586

	$166,736	$54,910	$22,853	$23,258	$267,757

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

Exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and financial guarantees written is represented by the contractual amount of those instruments. Merchants uses the same credit policies in making commitments as it does for on-balance sheet instruments. The contractual amounts of these financial instruments at December 31, 2004, are as follows:

(In thousands)			Contractual Amount

Financial Instruments Whose Contract Amounts
Represent Credit Risk:
Co mmitments to Originate Loans			$ 28,155
Unused Lines of Credit			103,273
Standby Letters of Credit			8,746
Equity Commitments to Affordable Housing
Limited Partnerships			4,851

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

FASB Interpretation No. 45 ("FIN No. 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others; an Interpretation of FASB Statements No. 5, 57, and 107, and rescission of FASB Interpretation No. 34," requires certain disclosures and liability-recognition for the fair value at issuance of guarantees that fall within its scope. Under FIN No. 45, Merchants does not issue any guarantees that would require liability-recognition or disclosure, other than its standby letters of credit. Merchants has issued conditional commitments in the form of standby letters of credit to guarantee payment on behalf of a customer and guarantee the performance of a customer to a third party. Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit totaled approximately $8.7 million and $7.0 million at December 31, 2004 and 2003, respectively and represent the maximum potential future payments Merchants could be required to make. Typically, these instruments have terms of 12 months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance sheet


instruments. Merchants' policies governing loan collateral apply to standby letters of credit at the time of credit extension. Loan-to-value ratios are generally consistent with loan-to-value requirements for other commercial loans secured by similar types of collateral. The fair value of Merchants' standby letters of credit at December 31, 2004 and 2003 was insignificant.

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

Capital Resources

In general, capital growth is essential to support deposit and asset growth and to ensure the strength and safety of Merchants. Net income increased Merchants' capital by $11.9 million in 2004, $11.6 million in 2003 and $12.6 million in 2002. Payment of dividends decreased Merchants' capital by $34.3 million, $6.2 million and $5.7 million during 2004, 2003 and 2002, respectively. Merchants declared a special dividend of $4.50 per share on December 1, 2004. The total amount of the special dividend was $28.1 million, which is included in the $34.3 million discussed above. Merchants' Board of Directors determined that the lower tax rates on dividends provided an opportunity for Merchants to return capital to its shareholders in the form of a special dividend in a simple, fair and transparent process. In December 2004 Merchants, through a newly formed subsidiary business trust, privately placed $20 million in capital securities as part of pooled trust preferred program. These capital securities have certain features that make them an attractive funding vehicle. The securities qualify as regulatory capital under regulatory adequacy guidelines, and are included in capital in the table below. Merchants remained well capitalized under applicable regulatory guidelines after the payment of the special dividend both with and without the trust preferred securities.

Stock repurchases decreased Merchants' capital by $713 thousand and $1.2 million in 2003 and 2002, respectively. There were no stock repurchases during 2004. In addition changes in the market value of Merchants' available for sale investment portfolio decreased capital by $1.2 million in 2004. Because of market value losses and the low interest rate environment, Merchants' pension plan was under funded by $3.9 million at December 31, 2003 which resulted in a charge to equity for a minimum pension liability adjustment at December 31, 2003. The tax-effected adjustment totaled $2.5 million and was recorded as a reduction in Accumulated Other Comprehensive Income at December 31, 2003, which decreased Merchants' capital accordingly. Merchants made a $14 thousand contribution to the pension plan during 2004. This, coupled with increases in the market value of plan assets, led to a decrease of $179 thousand in the minimum pension liability at December 31, 2004. The tax-effected adjustment was a $117 thousand increase in Accumulated Other Comprehensive Income at December 31, 2004.

Merchants is subject to various regulatory capital requirements administered by banking regulatory agencies. To be considered adequately capitalized under the regulatory framework for prompt corrective action, Merchants must maintain minimum levels of Tier 1 Leverage, Tier 1 Risk-Based and Total Risk-Based Capital. Merchants was considered well capitalized by the regulators at December 31, 2004. The ratios for Merchants are set forth below:

(In thousands)	Amount	Actual Percentage

Tier 1 Leverage Capital	$84,175	8.09%
Tier 1 Risk-Based Capital	84,175	12.41%
Total Risk-Based Capital	91,687	13.51%

In January 2001 Merchants' Board of Directors approved a stock repurchase program. The program has been extended until January 2006. Under the program, Merchants is authorized to repurchase up to 300 thousand shares of its common stock. As of December 31, 2004, Merchants had purchased 178 thousand shares of its common stock on the open market under the program at an average per share price of $21.52.

ITEM 7A--QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Market Risk

Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates/prices such as interest rates, foreign currency exchange rates, commodity prices, and equity prices. Merchants' primary market risk exposure is interest rate risk. An important component of Merchants' asset and liability management process is the ongoing monitoring and management of this risk, which is governed by established policies that are reviewed and approved annually by Merchants' Board of Directors. The Investment policy details the types of securities that may be purchased, and establishes portfolio limits and maturity limits for the various sectors. The Investment policy also establishes specific investment quality limits. The Board of Directors delegates responsibility for carrying out the asset/liability management policies to the ALCO. In this capacity the ALCO develops guidelines and strategies impacting Merchants' asset and liability management related activities based upon estimated market risk sensitivity, policy limits and overall market interest rate levels and trends. The ALCO manages the investment portfolio. As the portfolio has grown, the ALCO has used portfolio diversification as a way to mitigate the risk of being too heavily invested in any single asset class. Merchants continued to work to maximize net interest income while mitigating risk during 2004 through further repositioning of the investment portfolio, as well as carefully monitoring the overall duration and average life of the portfolio, as well as monitoring individual securities, among other strategies. Merchants has an outside investment advisory firm which helps it identify opportunities for increased yield, without significantly increasing risk, in the investment portfolio. The firm specializes in stable value and fixed income portfolios, and has a staff of investment professionals who research and track each bond. The ALCO has a weekly conference call with the investment advisor. During these calls the ALCO and the investment advisor discuss trading activity from the previous week, and set strategy for the ensuing week. Additionally, any specific bonds or sectors that require additional attention are discussed on these calls. The investment advisory firm meets with the ALCO committee of Merchants' Board of Directors to perform a portfolio review on a quarterly basis. They report on the overall performance of the portfolio and perform modeling of the cash flow, effective duration, and yield characteristics of the portfolio under various interest rate scenarios. The investment advisors also review and provide detail on individual holdings in the portfolio. During the course of the last year, Merchants' position in Commercial Mortgage Backed Securities ("CMBS") has increased to $67.30 million. Management feels that opportunities for increased yield, without taking on undue risk, exist in the CMBS market. The goal is to enhance performance on an absolute and risk-adjusted basis. During the first quarter of the year Merchants reduced its exposure to Asset Backed Securities ("ABS") from approximately $48 million to $17 million as a result of a detailed evaluation of the ABS sector of the portfolio. In most instances the sale of the bonds eliminated or reduced exposure to a specific market segment, or to a specific servicer.

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


relation to possible changes in interest rates. The ALCO manages its interest rate exposure primarily by using on-balance sheet strategies, generally accomplished through the management of the duration, rate sensitivity and average lives of the Company's various investments, and by extending or shortening maturities of borrowed funds, as well as carefully managing and monitoring the pricing of loans and deposits. The ALCO also uses off-balance sheet strategies, such as interest rate caps and floors and interest rate swaps, to help minimize the Company's exposure to changes in interest rates. The ALCO uses an outside investment advisor to recommend investments and assist in transaction execution, and an outside ALCO consultant to perform rate shocks of its balance sheet and a variety of other analyses for the Committee. The ALCO is responsible for ensuring that the Board of Directors receives accurate information regarding Merchants' interest rate risk position at least quarterly. The investment advisor and ALCO consultant meet jointly with the ALCO and the Asset/Liability Committee of the Board of Directors on a quarterly basis to review current position and discuss future strategies. This review shows that Merchants' one year gap position has changed very little over the last year. At December 31, 2004 Merchants' one year gap position was a $29.2 million liability sensitive position, compared to a $30.6 million liability sensitive position at the end of 2003.

Merchants has established a target range for the change in net interest income, given a 200 basis point change in interest rates, of zero to 7.5%. The net interest income simulation as of December 31st showed that the change in net interest income for the next 12 months from Merchants' expected or "most likely" forecast was as follows:

Rate Change	Percent Change in Net Interest Income

Up 200 basis points	(0.3%)
Down 200 basis points	(5.6%)

The analysis shows additional margin compression in both the up and down 200 basis points scenarios. The ability to reduce funding costs is limited in the falling rate environment, while the approximately $250 million base of variable-rate prime based loans rapidly reset to lower yields. If rates fall further it will be difficult for Merchants to lower deposit rates enough to compensate for these anticipated decreases in loan rates. In a rising rate scenario, market rate increases affect the liability base faster than the asset side of the balance sheet. The model shows that after deposit costs begin to stabilize, margins begin to widen and net interest income increases. The degree to which this exposure materializes will depend, in part, on Merchants' ability to manage deposit and loan rates as interest rates rise or fall.

The analysis discussed above includes no growth assumptions. The consultant also generally runs additional simulations, modeling a 200 and 400 basis point upward movement in rates with a flattening yield curve, and a simulation using Merchants' current growth assumptions. The flattening yield curve scenario resulted in a slight increase in net interest income in the first year, additional margin compression in year two and increases in years three through five. These types of dynamic analyses give the ALCO a more thorough understanding of how Merchants' balance sheet will perform in a variety of rate environments.

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

The most significant factors affecting market risk exposure of net interest income during the year ended December 31, 2004 were (i) the shape and level of the U.S. Government securities and interest rate swap yield curve, (ii) changes in the size and composition of the investment portfolio, (iii) changes in the composition and size of the loan portfolio, and (iv) reduction of deposit interest expense. During 2004 the yield curve flattened significantly as rates on two year treasuries increased approximately 118 basis points while rates on ten year treasuries decreased approximately eight basis points, and rates on the long bond decreased 17 basis points.


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

Merchants' interest rate sensitivity gap ("gap") is pictured below as of December 31, 2004. Interest rate gap analysis provides a static view of the maturity and repricing characteristics of Merchants' on and off-balance sheet positions. Gap is defined as the difference between assets and liabilities repricing or maturing within specified periods. An asset-sensitive position (positive gap) indicates that there are more rate-sensitive assets than rate-sensitive liabilities repricing or maturing within a specified time period, which would imply a favorable impact on net interest income during periods of rising interest rates. Conversely, a liability-sensitive position (negative gap) generally implies a favorable impact on net interest income during periods of falling interest rates. There are certain limitations inherent in a static gap analysis. These limitations include the fact that it is a static measurement and that it does not reflect the degrees to which interest earning assets and interest bearing deposits may respond non-proportionally to changes in market interest rates. Although the ALCO reviews all assumptions used in the model in detail, assets and liabilities do not always have clear repricing dates, and may reprice earlier or later than assumed in the model.

	Repricing Date

(In thousands)	One Day To Six Months	Over Six Months To One Year	One Year To Five Years	Over Five Years	Total

Assets
Loans	$324,777	$ 45,325	$169,772	$ 44,458	$ 584,332
U.S.Treasury & Agency Securities	11,214	3,223	7,000	--	21,437
Mortgage Backed Securities and
Collateralized Mortgage Obligations	39,292	34,404	140,360	35,402	249,458
Other Securities	7,727	7,750	72,715	17,460	105,652
Other Assets	--	--	--	71,526	71,526

Total Assets	$383,010	$ 90,702	$389,847	$168,846	$1,032,405

Liabilities and Shareholders' Equity
Noninterest-bearing Deposits	$ --	$ --	$ --	$119,089	$ 119,089
Interest- bearing Deposits	355,840	65,027	294,208	--	715,075
Short-term Borrowings	57,374	--	--	--	57,374
Other Liabilities	--	--	--	5,307	5,307
Long-Term Debt	12,268	12,419	45,689	--	70,376
Shareholders' Equity	--	--	--	65,184	65,184

Total Liabilities and Shareholders'
Equity	$425,482	$ 77,446	$339,897	$189,580	$1,032,405

Cumulative Gap	$ (42,472)	$(29,216)	$ 20,734
Gap as a % of Total Earning Assets	(4.45)%	(3.06)%	2.17%


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

ITEM 8--FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Merchants Bancshares, Inc. Consolidated Balance Sheets

(In thousands except share and per share data)	December 31, 2004	December 31, 2003

ASSETS
Cash and Due from Banks	$ 40,325	$ 34,891
Investments:
Securities Available for Sale	357,015	304,857
Securities Held to Maturity (Fair Value of $20,574 and $36,725)	19,532	34,725
Trading Securities	--	755

Total Investments	376,547	340,337

Loans	584,332	568,997
Less: Allowance for Loan Losses	7,512	7,954

Net Loans	576,820	561,043

Federal Home Loan Bank Stock	7,547	4,020
Bank Premises and Equipment, Net	12,841	13,057
Investment in Real Estate Limited Partnerships	8,589	5,466
Other A ssets	9,736	11,088

Total Assets	$1,032,405	$969,902

LIABILITIES
Deposits:
Demand	$ 119,089	$110,241
Savings, NOW and Money Market Accounts	520,489	499,887
Time Deposits $100 Thousand and Greater	39,908	45,260
Other Time	154,678	152,695

Total Deposits	834,164	808,083

Demand Note Due U.S. Treasury	2,374	2,058
Other Short-term Borrowings	55,000	55,000
Other Liabilities	5,307	11,830
Long-term Debt	49,757	6,618
Junior Subordinated Debentures Issued to Unconsolidated Subsidiary Trust	20,619	--

Total Liabilities	967,221	883,589

Commitments and Contingencies (Note 15)
SHAREHOLDERS' EQUITY
Preferred Stock Class A Non-Voting Authorized--200,000, Outstanding 0	--	--
Preferred Stock Class B Voting Authorized--1,500,000, Outstanding 0	--	--
Common Stock, $.01 Par Value	67	67
Shares Authorized	10,000,000
Issued,	Current Period	6,651,760
Prior Period	6,651,760
Outstanding,	Current Period	5,973,695
Prior Period	5,931,722
Capital in Excess of Par Value	34,490	34,058
Retained Earnings	38,893	61,254
Treasury Stock, At Cost	(11,065)	(11,350)
Current Period Shares	678,065
Prior Period Shares	720,038
Deferred Compensation Arrangements	5,120	3,565
Accumulated Other Comprehensive Loss	(2,321)	(1,281)

Total Shareholders' Equity	65,184	86,313

Total Liabilities and Shareholders' Equity	$1,032,405	$969,902

See accompanying notes to the consolidated financial statements.

Merchants Bancshares, Inc. Consolidated Statements of Operations

	Years Ended December 31,
(In thousands except share and per share data)	2004	2003	2002

INTEREST AND DIVIDEND INCOME:
Interest and Fees on Loans	$ 32,725	$ 32,540	$ 34,131
Interest and Dividends on Investments:
U.S. Treasury and Agency Obligations	6,746	7,812	11,168
Other	7,961	5,209	3,051

Total Interest and Dividend Income	47,432	45,561	48,350

INTEREST EXPENSE:
Savings, NOW and Money Market Accounts	2,616	2,918	5,312
Time Deposits $100 Thousand and Greater	862	1,354	1,331
Other Time Deposits	2,592	3,246	4,257
Other Borrowed Funds	762	254	28
Long-term Debt	1,044	161	88

Total Interest Expense	7,876	7,933	11,016

Net Interest Income	39,556	37,628	37,334
Provision for Loan Losses	--	--	(945)

Net Interest Income after Provision for Loan Losses	39,556	37,628	38,279

NONINTEREST INCOME:
Trust Company Income	1,547	1,406	1,593
Service Charges on Deposits	4,837	4,453	4,102
Settlement Proceeds	--	--	449
Net Gains on Sale of Investment Securities	49	1,420	610
Other	2,553	2,291	1,900

Total Noninterest Income	8,986	9,570	8,654

NONINTEREST EXPENSES:
Salaries and Wages	11,899	11,566	11,328
Employee Benefits	3,828	3,571	3,349
Occupancy Expense, Net	3,106	2,785	2,583
Equipment Expense	3,033	2,624	2,484
Legal and Professional Fees	1,731	1,467	1,542
Marketing	1,377	1,534	1,181
Equity in Losses of Real Estate Limited Partnerships	1,745	1,615	1,317
State Franchise Taxes	916	787	817
Other	4,903	5,285	4,898

Total Noninterest Expenses	32,538	31,234	29,499

Income before Provision for Income Taxes	16,004	15,964	17,434
Provision for Income Taxes	4,071	4,372	4,817

NET INCOME	$ 11,933	$ 11,592	$ 12,617

Basic Earnings Per Common Share	$ 1.91	$ 1.87	$ 2.05
Diluted Earnings Per Common Share	$ 1.90	$ 1.86	$ 2.02

Weighted Average Common Shares Outstanding	6,225,417	6,183,919	6,163,546
Weighted Average Diluted Shares Outstanding	6,292,751	6,247,444	6,231,316

See accompanying notes to the consolidated financial statements.

Merchants Bancshares, Inc.
Consolidated Statements of Comprehensive Income

	Years Ended December 31,
(In thousands)	2004	2003	2002

Net Income	$11,933	$11,592	$12,617
Change in Net Unrealized Appreciation (Depreciation) of Securities
Available for Sale, Net of Taxes of $(619), $(919), and $1,587	(1,149)	(1,706)	2,947
Add: Reclassification Adjustments for Securities (Gains) Losses
Included in Net Income, Net of Taxes of $(17), $(497), and $(213)	(32)	(923)	(397)
Minimum Pensi on Liability Adjustment, Net of Taxes
of $63, $202 and $(1,560)	117	377	(2,897)

Comprehensive Income before Impact of Transfers	10,869	9,340	12,270
Impact of Transfer of Securities from Available for Sale
to Held to Maturity, Net of Taxes of $13, $(8), and $(13)	24	(15)	(24)

Comprehensive Income	$10,893	$ 9,325	$12,246

See accompanying notes to the consolidated financial statements.

Merchants Bancshares, Inc.
Consolidated Statements of Changes in Shareholders' Equity
For the Years Ended December 31, 2004, 2003, and 2002

(In thousands except per share data)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Deferred Compensation Arrangements	Accumulated Other Comprehensive (Loss) Income	Total

Balance at December 31, 2001	$67	$33,229	$ 48,885	$(10,834)	$2,859	$ 1,357	$ 75,563
Net Income	--	--	12,617	--	--	--	12,617
Purchase of Treasury Stock	--	--	--	(1,196)	--	--	(1,196)
Distribution of Treasury Stock
In Lieu of Cash Dividend	--	504	--	476	236	--	1,216
Issuance of Stock under
Deferred Compensation Arrangements	--	--	--	49	(49)	--	--
Dividends Paid ($0.96 per share)	--	--	(5,675)	--	--	--	(5,675)
Issuance of Stock under
Employee Stock Option Plans	--	(69)	--	525	--	--	456
Unearned Compensation --
Restricted Stock Awards	--	--	--	--	(27)	--	(27)
Deferred Compensation Arrangements	--	--	--	--	175	--	175
Change in Net Unrealized Appreciation of
Securities Available for Sale, Net of Tax	--	--	--	--	--	2,550	2,550
Impact of Transfer of Securities Available
for Sale to Held to Maturity, Net of Tax	--	--	--	--	--	(24)	(24)
Minimum Pension Liability Adjustment,
Net of Tax	--	--	--	--	--	(2,897)	(2,897)

Balance at December 31, 2002	$67	$33,664	$ 55,827	$(10,980)	$3,194	$ 986	$ 82,758

Net Income	--	--	11,592	--	--	--	11,592
Purchase of Treasury Stock	--	--	--	(713)	--	--	(713)
Distribution of Treasury Stock
In Lieu of Cash Dividend	--	380	--	169	266	--	815
Issuance of Stock under
Deferred Compensation Arrangements	--	--	--	59	(59)	--	--
Dividends Paid ($1.04 per share)	--	--	(6,165)	--	--	--	(6,165)
Issuance of Stock under
Employee Stock Option Plans	--	14	--	115	--	--	129
Unearned Compensation --
Restricted Stock Awards	--	--	--	--	(28)	--	(28)
Deferred Compensation Arrangements	--	--	--	--	192	--	192
Change in Net Unrealized Appreciation of
Securities Available for Sale, Net of Tax	--	--	--	--	--	(2,629)	(2,629)
Impact of Transfer of Securities Available
for Sale to Held to Maturity, Net of Tax	--	--	--	--	--	(15)	(15)
Minimum Pension Liability Adjustment,
Net of Tax	--	--	--	--	--	377	377

Balance at December 31, 2003	$67	$34,058	$ 61,254	$(11,350)	$3,565	$(1,281)	$ 86,313

Net Income	--	--	11,933	--	--	--	11,933
Distribution of Treasury Stock
In Lieu of Cash Dividend	--	406	--	72	1,498	--	1,976
Issuance of Stock under
Deferred Compensation Arrangements	--	--	--	137	(137)	--	--
Dividends Paid ($5.58 per share)	--	--	(34,294)	--	--	--	(34,294)
Issuance of Stock under
Employee Stock Option Plans	--	26	--	76	--	--	102
Unearned Compensation --
Restricted Stock Awards	--	--	--	--	(35)	--	(35)
Deferred Compensation Arrangements	--	--	--	--	229	--	229
Change in Net Unrealized Appreciation of
Securities Available for Sale, Net of Tax	--	--	--	--	--	(1,181)	(1,181)
Impact of Transfer of Securities Available
for Sale to Held to Maturity, Net of Tax	--	--	--	--	--	24	24
Minimum Pension Liability Adjustment,
Net of Tax	--	--	--	--	--	117	117

Balance at December 31, 2004	$67	$34,490	$ 38,893	$(11,065)	$5,120	$(2,321)	$ 65,184

See accompanying notes to the consolidated financial statements.

Merchants Bancshares, Inc.
Consolidated Statement of Cash Flows

For the Years Ended December 31,	2004	2003	2002

(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$ 11,933	$ 11,592	$ 12,617
Adjustments to Reconcile Net Income to Net Cash Provided by
Operating Activities:
Provision for Loan Losses	--	--	(945)
Deferred Tax Expense	2,416	2,061	151
Depreciation and Amortization	6,201	5,227	3,700
Net (Gains) Losses on Sales of Investment Securities	(48)	(1,420)	(610)
Net Losses (Gains) on Disposition of Premises and Equipment	14	71	(559)
Net Gains on Sales of Other Real Estate Owned	(80)	(8)	(30)
Equity in Losses of Real Estate Limited Partnerships	1,764	1,615	1,317
Changes in Assets and Liabilities:
Decrease (Increase) in Interest Receivable	243	151	(714)
Decrease (Increase) in Other Assets	(1,064)	(2,458)	682
Increase (Decrease) in Interest Payable	44	(68)	(711)
(Decrease) Increase in Other Liabilities	(5,609)	2,488	(1,694)

Net Cash Provided by Operating Activities	15,814	19,251	13,204

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from Sales of Investment Securities Available for Sale	66,107	100,390	26,046
Proceeds from Maturities of Investment Securities Available for Sale	91,193	80,959	55,001
Proceeds from Maturities of Investment Securities Held to Maturity	15,183	16,856	17,678
Purchases of Investment Securities Available for Sale	(214,879)	(274,077)	(153,965)
Loan Originations in Excess of Principal Payments	(18,884)	(76,528)	(15,233)
Purchases of Federal Home Loan Bank Stock	(3,528)	(388)	(12)
Proceeds from Sales of Loans, Net	3,107	2,576	--
Proceeds from Sales of Premises and Equipment	--	--	761
Proceeds from Sales of Other Real Estate Owned	80	65	244
Investments in Real Estate Limited Partnerships	(4,888)	(3,530)	(1,287)
Purchases of Bank Premises and Equipment	(2,010)	(3,567)	(1,665)

Net Cash Used in Investing Activities	(68,519)	(157,244)	(72,432)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Increase in Deposits	26,081	52,809	43,462
Net Increase in Short-term Borrowings	316	53,058	2,752
Proceeds from Long-term Debt	60,000	4,875	--
Proceeds from Issuance of Trust Preferred Securities	20,619	--	--
Principal Payments on Long-term Debt	(16,862)	(634)	(77)
Cash Dividends Paid	(32,320)	(5,350)	(4,459)
Purchases of Treasury Stock	--	(713)	(1,196)
Proceeds from Sale of Treasury Stock to Dividend Reinvestment Plan	9	--	--
Increase in Deferred Compensation Arrangements	194	164	148
Proceeds from Exercise of Stock Options	102	129	456

Net Cash Provided by Financing Activities	58,139	104,338	41,086

Increase (decrease) in cash and cash equivalents	5,434	(33,655)	(18,142)
Cash and Cash Equivalents Beginning of Year	34,891	68,546	86,688

Cash and Cash Equivalents End of Period	$ 40,325	$ 34,891	$ 68,546

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Total Interest Payments	$ 7,832	$ 8,001	$ 11,727
Total Income Tax Payments	1,570	5,112	5,300
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES
Distribution of Stock Under Deferred Compensation Arrangements	347	59	49
Distribution of Treasury Stock in Lieu of Cash Dividend	759	815	1,216
Transfer of Loans to Other Real Estate Owned	--	--	46

See accompanying notes to the consolidated financial statements.

Merchants Bancshares, Inc.
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Merchants Bancshares, Inc. and its wholly owned subsidiaries Merchants Bank, Merchants Properties, Inc. as well as Merchants Bank's wholly owned subsidiary Merchants Trust Company (collectively "Merchants"). All material intercompany accounts and transactions are eliminated in consolidation. Merchants Bank and Merchants Trust Company offer a full range of deposit, loan, cash management, and trust services to meet the financial needs of individual consumers, businesses and municipalities at 35 full-service banking locations throughout the state of Vermont.

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

Cash and Cash Equivalents
Cash and cash equivalents consist of cash on hand and amounts due from banks in the accompanying consolidated statements of cash flows.

Investment Securities

Merchants classifies certain of its investments in debt securities as held to maturity, which are carried at amortized cost if Merchants has the positive intent and ability to hold such securities to maturity. Investments in debt securities that are not classified as held to maturity and equity securities that have readily determinable fair values are classified as available for sale securities or trading securities. Trading securities are investments purchased and held principally for the purpose of selling in the near term; available for sale securities are investments not classified as trading or held to maturity. Available for sale securities are carried at fair value which is measured at each reporting date. The resulting unrealized gain or loss is reflected in accumulated other comprehensive income (loss) net of the associated tax effects. Trading securities are also carried at fair value; gains and losses are recognized through the statements of operations. Gains and losses on sales of investment securities are recognized through the statement of operations using the specific identification method.

Transfers from securities available for sale to securities held to maturity are recorded at the securities' fair values on the date of the transfer. Any net unrealized gains or losses continue to be reported as a separate component of shareholders' equity, on a net of tax basis. As long as the securities are carried in the held to maturity portfolio, such amounts are amortized over the estimated remaining life of the transferred securities as an adjustment to yield in a manner consistent with the amortization of premiums and discounts. Net amortization of such amounts totaled $24 thousand and $15 thousand in 2004 and 2003, respectively.

Interest and dividend income, including amortization of premiums and discounts, is recorded in earnings for all categories of investment securities. Discounts and premiums related to debt securities are amortized using a method which approximates the level-yield method. The gain or loss recognized on the sale of an investment security is based upon the adjusted cost of the specific security.

Management reviews reductions in fair value below book value of investment securities to determine whether the impairment is other than temporary. If the impairment is determined to be other than temporary in nature, the carrying value of the security is written down to the appropriate level by a charge to earnings in the period of determination.

Federal Home Loan Bank Stock

As a member of the Federal Home Loan Bank of Boston ("FHLB"), Merchants is required to hold stock in the FHLB. FHLB stock is carried at cost since there is no readily available market value. The stock cannot be sold, but can be redeemed by the FHLB at cost.

Loans

Loans are carried at the principal amounts outstanding net of the allowance for loan losses, and net of deferred loan costs and fees. Deferred loan costs and fees are amortized over the estimated lives of the loans using the interest method.

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

A loan is considered impaired, based on current information and events, if it is probable that Merchants will be unable to collect the scheduled payments of principal or interest when due, according to the contractual terms of the loan agreement. Impairment on collateral-dependent loans, which comprise a significant majority of Merchants' loan portfolio, is measured based on the fair value of collateral. Unsecured loans are measured for impairment based on expected future cash flows, discounted at the historical effective interest rate. Loans continue to be classified as impaired unless they are brought fully current and the collection of scheduled interest and principal is considered probable.

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

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

Investments in Real Estate Limited Partnerships

Merchants has investments in various real estate limited partnerships that acquire, develop, own and operate low and moderate-income housing. Merchants' ownership interest in these limited partnerships ranges from 3.3% to 99% as of December 31, 2004. Merchants accounts for its investments in limited partnerships, where Merchants neither actively participates nor has a controlling interest, under the equity method of accounting. Merchants consolidates the financial statements of the only limited partnership in which it is the general partner, actively involved in management, and has a controlling interest.

Management periodically reviews the results of operations of the various real estate limited partnerships to determine if the partnerships generate sufficient operating cash flow to fund their current obligations. In addition, management reviews the current value of the underlying property compared to the outstanding debt obligations. If it is determined that the investment suffers from a permanent impairment, the carrying value is written down to the estimated realizable value. The maximum exposure on these investments is the current carrying amount plus amounts funded in the future.

Other Real Estate Owned

Collateral acquired through foreclosure is recorded at the lower of cost or fair value, less estimated costs to sell, at the time of acquisition. Subsequent decreases in the fair value of other real estate owned ("OREO") are reflected as a write-down and charged to expense. Net operating income or expense related to foreclosed property is included in noninterest expense in the accompanying consolidated statements of operations. There are inherent uncertainties in the assumptions with respect to the estimated fair value of other real estate owned. Because of these inherent uncertainties, the amount ultimately realized on OREO may differ from the amounts reflected in the consolidated financial statements.

Recent Accounting Pronouncements

In November 2003, the Emerging Issues Task Force ("EITF") issued issue summary 03-1 ("EITF 03-1"), "Meaning of Other Than Temporary Impairment and its application to Certain Investments." EITF 03-01 addressed an entity's treatment of the impairment of securities when such impairment is considered other than temporary. The preliminary summary required disclosures only related to other than temporary impairment. In March 2004, the EITF continued its discussion and reached a consensus on the procedures for recognizing an impairment of securities considered other than temporarily impaired. The guidance in EITF 03-1 was intended to be effective for reporting periods beginning after June 15, 2004. However in September 2004, the FASB issued FSP EITF 03-1-1 which delayed the effective date for the measurement and recognition provisions of EITF 03-1 until further implementation guidance could be established. This delay does not suspend the requirement to recognize other-than-temporary impairments as required by existing authoritative literature. Based on the composition of the investment portfolio held at December 31, 2004, EITF 03-1 is not expected to have a material effect on the Company's financial position or results of operations.


In December 2003 the FASB issued SFAS No. 132 (revised), "Employers' Disclosures about Pensions and Other Postretirement Benefits." SFAS No. 132 (revised) prescribes employers' disclosures about pension plans and other postretirement benefit plans, but it does not change the measurement or recognition of those plans. The statement retains and revises the disclosure requirements contained in the original SFAS No. 132. It also requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit costs of defined benefit pension plans and other postretirement benefit plans. SFAS No. 132 (revised) generally was effective for fiscal years ending after December 15, 2003. Merchants' disclosures in Note 10 incorporate the revised disclosure requirements.

In December 2003 the FASB issued Interpretation No. 46 (revised), "Consolidation of Variable Interest Entities" ("FIN No. 46R"), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and, accordingly, should consolidate the variable interest entity ("VIE"). FIN No. 46R replaces FIN No. 46 that was issued in January 2003. Merchants is required to apply FIN No. 46R to variable interests generally as of March 31, 2004 and to special-purpose entities as of December 31, 2003. The requirements of FIN 46R prohibit the consolidation of the Company's wholly owned subsidiary trust, formed to issue mandatorily redeemable preferred securities ("trust preferred securities"). As of December 31, 2004 this results in the recognition of junior subordinated debentures of $20.62 million and an investment in the subsidiary trust of $619 thousand in the Company's 2004 consolidated balance sheet.

In December 2004, the FASB issued revised statement No. 123 ("FAS 123R"), "Share-Based Payment", which requires companies to expense the estimated fair value of employee stock options and similar awards. The accounting provisions of FAS 123R will be effective for public companies beginning July 1, 2005. Merchants will adopt the provisions of FAS 123R using a modified prospective application. Under the modified prospective application, FAS 123R, which provides certain changes to the method for valuing stock-based compensation among other changes, will apply to new awards and to awards that are outstanding on the effective date and are subsequently modified or cancelled. Compensation expense for outstanding awards for which the requisite service has not been rendered as of the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under FAS 123. Merchants is in the process of determining how the new method of valuing stock-based compensation as prescribed in FAS 123R will be applied to valuing stock-based awards granted after the effective date and the impact the recognition of compensation expense related to such awards will have on its financial statements.

Intangible Assets

Premiums paid for the purchase of core deposits are recorded as other assets and amortized using straight-line and accelerated methods over 7 to 15 years. Management periodically reviews the value of the intangible asset by comparing purchased deposit levels to the current level of acquired deposits in the branches purchased. If any significant deposit runoff has occurred and is determined to be permanent in nature, the asset is written down accordingly. As of December 31, 2004, such intangible assets totaled approximately $909 thousand and are included in other assets on the consolidated balance sheets. Amortization of such intangible assets amounted to $327 thousand, $346 thousand, and $410 thousand in 2004, 2003, and 2002 respectively. Amortization for these intangibles for the five years subsequent to December 31, 2004 is: 2005--$327 thousand; 2006--$304 thousand; 2007--$185 thousand; 2008--$93 thousand; and zero thereafter.

Stock-Based Compensation

Merchants accounts for its stock-based compensation plans in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. On January 1, 1996, Merchants adopted SFAS No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock based awards measured on the date of the grant. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and earnings per share disclosures for employee stock-based grants made in 1995 and future years as if the fair value based method defined in SFAS No. 123 had been applied. In December 2004, FASB issued FAS 123(R) which, unlike FAS 123, requires all companies to expense all stock options and awards effective beginning the first fiscal quarter after June 15, 2005. Until that time, Merchants has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure of SFAS No. 123.


Merchants has granted stock options to certain key employees. The options granted vest after two years and are immediately exercisable upon vesting. Nonqualified stock options may be granted at any price determined by the Nominating and Governance Committee of Merchants' Board of Directors. All stock options have been granted at or above fair market value at the date of grant.

No options were granted during 2004, 2003 or 2002. The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model. The resulting pro-forma after tax compensation expense was zero for 2004, zero for 2003 and $6 thousand for 2002.

As permitted by SFAS No. 123, Merchants has elected to continue to apply APB Opinion No. 25 to account for its stock-based compensation plans for 2004. Had compensation cost for awards under Merchants' stock-based compensation plans been determined consistent with the method set forth under SFAS No. 123, the effect on Merchants' net income and earnings per share would have been as follows:

	2004		2003		2002

	As	Pro	As	Pro	As	Pro
(In thousands except per share data)	Reported	Forma	Reported	Forma	Reported	Forma

Net Income	$11,933	$11,933	$11,592	$11,592	$12,617	$12,611
Basic Earnings per Share	$ 1.91	$ 1.91	$ 1.87	$ 1.87	$ 2.05	$ 2.05
Diluted Earnings per Share	$ 1.90	$ 1.90	$ 1.86	$ 1.86	$ 2.02	$ 2.02

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

Merchants follows the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Changes in the fair value of the derivative financial instruments are reported in either net income or as a component of other comprehensive income, depending on the use of the derivative and whether or not it qualifies for hedge accounting. As of December 31, 2004, there were no derivatives being used by Merchants.


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

(2) INVESTMENT SECURITIES

Investments in securities are classified as trading, available for sale or held to maturity as of December 31, 2004 and 2003. The amortized cost and fair values of the securities classified as available for sale and held to maturity as of December 31, 2004 and 2003, are as follows:

SECURITIES AVAILABLE FOR SALE:

(In thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value

2004
U.S. Treasury Obligations	$ 200	$ --	$ 1	$ 199
U.S. Agency Obligations	21,238	143	25	21,356
Residential Real Estate
Mortgage-backed Securities	105,511	1,363	467	106,407
Commercial Real Estate
Mortgage-backed Securities	67,747	239	684	67,302
Collateralized Mortgage Obligations	113,225	127	893	112,459
Corporate Bonds	31,954	415	107	32,262
Asset Backed Securities	16,985	121	76	17,030

	$356,860	$2,408	$2,253	$357,015

(In thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value

2003
U.S. Treasury Obligations	$ 199	$ --	$ 1	$ 198
U.S. Agency Obligations	22,521	634	49	23,106
Residential Real Estate
Mortgage-backed Securities	70,450	1,832	135	72,147
Commercial Real Estate
Mortgage-backed Securities	38,164	18	306	37,876
Collateralized Mortgage Obligations	82,812	267	286	82,793
Corporate Bonds	39,620	814	132	40,302
Asset Backed Securities	49,120	577	1,262	48,435

	$302,886	$4,142	$2,171	$304,857

SECURITIES HELD TO MATURITY:

(In thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value

2004
Residential Real Estate
Mortgage-backed Securities	$19,532	$1,042	$ --	$20,574

	$19,532	$1,042	$ --	$20,574

(In thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value

2003
U.S. Agency Obligations	$ 4,977	$ 208	$ --	$ 5,185
Residential Real Estate
Mortgage-backed Securities	29,748	1,792	--	31,540

	$34,725	$2,000	$ --	$36,725

There were no securities classified as trading at December 31, 2004. The fair value of securities classified as trading was $755 thousand at December 31, 2003. There were trading losses of $23 thousand for the year ended December 31, 2004 and gains of $50 thousand for the year ended December 31, 2003 which are included in other noninterest income in the accompanying consolidated statements of operations.

The contractual final maturity distribution of the debt securities classified as available for sale and held to maturity as of December 31, 2004, are as follows:

SECURITIES AVAILABLE FOR SALE:

(In thousands)	Within One Year	After One But Within Five Years	After Five But Within Ten Years	After Ten Years	Total

U.S. Treasury Obligations	$ 199	$ --	$ --	$ --	$ 199
U.S. Agency Obligations	6,305	15,051	--	--	21,356
Residential Real Estate
Mortgage-backed Securities	53	30,906	48,728	26,720	106,407
Commercial Real Estate
Mortgage-backed Securities	--	2,180	4,962	60,160	67,302
Collateralized Mortgage Obligations	--	7,286	15,555	89,618	112,459
Corporate Bonds	2,063	21,890	8,309	--	32,262
Asset Backed Securities	--	5,789	--	11,241	17,030

	$8,620	$83,102	$77,554	$187,739	$357,015

SECURITIES HELD TO MATURITY:

(In thousands)	Within One Year	After One But Within Five Years	After Five But Within Ten Years	After Ten Years	Total

Residential Real Estate
Mortgage-backed Securities	$ 35	$12,232	$ 4,847	$ 2,418	$ 19,532

Actual maturities will differ from contractual maturities because borrowers may have rights to call or prepay obligations. Maturities of mortgage-backed securities and collateralized mortgage obligations are based on final contractual maturities.


Proceeds from sales of available for sale debt securities were $66.11 million during 2004 and $100.4 million during 2003. Gross gains of $1.00 million, $1.53 million and $610 thousand; and gross losses of $952 thousand, $114 thousand and zero, were realized from sales of securities in 2004, 2003, and 2002 respectively.

At December 31, 2004, securities with a book value of $10.7 million were pledged to secure public deposits, and for other purposes required by law.

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position, at December 31, 2004, were as follows:

SECURITIES AVAILABLE FOR SALE:

	Less Than 12 Months		12 months or More		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Treasury Obligations	$ --	$ --	$ 198	$ 1	$ 198	$ 1
U.S. Agency Obligations	3,976	24	205	1	4,181	25
Residential Real Estate
Mortgage-backed Securities	35,877	363	8,031	104	43,908	467
Commercial Real Estate
Mortgage-backed Securities	42,971	544	6,720	140	49,691	684
Collateralized Mortgage Obligations	82,418	801	6,193	92	88,611	893
Corporate Bonds	11,346	82	1,464	25	12,810	107
Asset Backed Securities	10,642	76	--	--	10,642	76

	$187,230	$1,890	$22,811	$363	$210,041	$2,253

There were no securities held to maturity with unrealized losses as of December 31, 2004.

U.S. Treasury and Agency Securities: Unrealized losses on investments in U.S. Treasury and Agency securities were caused by interest rate fluctuations.

Mortgage-backed Securities: The unrealized losses on investments in mortgage-backed securities were caused by interest rate fluctuations. The cash flows of these securities are guaranteed by the Federal Home Loan Mortgage Corporation ("FHLMC") or Federal National Mortgage Association ("FNMA"). There are two securities that have been in an unrealized loss position for 12 months or more. The percentage loss on these two securities ranges from .04% to 1.3%, which Merchants considers minor.

Commercial Mortgage Backed Securities (CMBS): The unrealized losses in CMBS were caused by interest rate fluctuations. These bonds are backed by a variety of types of commercial real estate. Merchants looks at the overall structure of these bonds for, among other things, low historical default rates, low loan-to-value rates, prepayment penalties and lock-outs, and good geographic and property type diversity as part of its pre-purchase evaluation. There are five securities that have been in an unrealized loss position for 12 months or more, the percentage loss on these bonds range from .56% to 2.89%, which Merchants considers minor.

Collateralized Mortgage Obligations (CMOs): The unrealized losses on investments in collateralized mortgage obligations were caused by interest rate fluctuations. The cash flows of twenty-two out of the thirty-four CMOs with unrealized losses totaling $425 thousand at December 31, 2004, were guaranteed by FHLMC or FNMA. The remaining twelve securities with a $468 thousand balance of unrealized losses in this asset class represent a 1.34% loss on the total book balance of $35.0 million. There are three securities that have been in an unrealized loss position for 12 months or more, all three of these bonds are guaranteed by FHLMC or FNMA. The individual losses on those bonds range from .68% to 2.3%, which Merchants considers minor.


Corporate Bonds: The unrealized losses in investments in corporate bonds were caused by interest rate fluctuations. There were nine securities in this asset class with unrealized losses at December 31, 2004. One out of the nine bonds has been in an unrealized loss position for 12 months or more, the current unrealized loss is estimated at $25 thousand on this $1.5 million bond, a 1.71% loss which Merchants considers minor.

Asset Backed Securities (ABS): There were four bonds in this asset class that are in an unrealized loss position as of December 31, 2004, none have been in an unrealized loss position for 12 months or more. The average unrealized loss on the four bonds in this category is .71% and is primarily caused by interest rate fluctuations. The unrealized losses range from .10% to 1.8%, which Merchants considers minor.

Merchants has determined that because the decline in fair value for all classes of bonds is attributable to changes in interest rates and not credit quality, and because Merchants has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

(3) LOANS

The composition of the loan portfolio at December 31, 2004 and 2003, is as follows:

(In thousands)	2004	2003

Commercial, Financial and Agricultural	$ 82,644	$ 84,698
Real Estate--Residential	265,306	263,538
Real Estate--Commercial	209,333	200,494
Real Estate--Construction	19,354	12,536
Installment Loans to individuals	7,016	6,726
All Other Loans (including overdrafts)	679	1,005

Total Loans	$584,332	$568,997

Merchants primarily originates residential real estate, commercial, commercial real estate, and installment loans, to customers throughout the state of Vermont. Substantially all of Merchants' loan portfolio is based in the state of Vermont. There are no known significant industry concentrations in the loan portfolio. Loans serviced for others at December 31, 2004 and 2003, amounted to approximately $25 million and $31 million respectively.

A summary of changes in the allowance for loan losses for the years ended December 31, 2004, 2003 and 2002, is as follows:

(In thousands)	2004	2003	2002

Balance, Beginning of Year	$7,954	$ 8,497	$8,815
Provision for Loan Losses	--	--	(945)
Loans Charged Off	(776)	(1,082)	(318)
Recoveries	334	539	945

Balance, End of Year	$7,512	$ 7,954	$8,497

Total impaired loans were $3.8 million and $2.7 million at December 31, 2004 and 2003, respectively. The Allowance associated with such loans was approximately $72 thousand and $22 thousand, respectively. Interest payments on impaired loans are generally recorded as principal reductions if the remaining loan balance is not expected to be paid in full. If full collection of the remaining loan balance is expected, interest income is recognized on a cash basis. Merchants recorded interest income on impaired loans of approximately $50 thousand, $90 thousand and $80 thousand during 2004, 2003 and 2002, respectively. The average balance of impaired loans was $2.8 million in 2004, $3.9 million in 2003 and $3.7 million in 2002.

Nonperforming loans at December 31, 2004 and 2003, are as follows:

(In thousands)	2004	2003

Nonaccrual Loans	$3,233	$2,100
Loans Past Due 90 Days or More
and Still Accruing Interest	20	26
Restructured Loans	83	86

Total Nonperforming Loans	$3,336	$2,212

The above disclosed restructured loans were performing in accordance with modified agreements with the borrowers at December 31, 2004 and 2003. Merchants had no Other Real Estate Owned at December 31, 2004.

The amount of interest which was not earned, but which would have been earned had Merchants' nonaccrual and restructured loans performed in accordance with their original terms and conditions, was approximately $97 thousand, $194 thousand and $196 thousand in 2004, 2003 and 2002, respectively.

An analysis of loans to directors, executive officers, and associates of such persons for the year ended December 31, 2004, is as follows:

(In thousands)

Balance, December 31, 2003	$3,701
Additions	742
Repayments	(727)

Balance, December 31, 2004	$3,716

It is the policy of Merchants to make loans to directors, executive officers, and associates of such persons on substantially the same terms, including interest rates and collateral, as those prevailing for comparable lending transactions with other persons.

(4) PREMISES AND EQUIPMENT

The components of premises and equipment included in the accompanying consolidated balance sheets are as follows:

	2004	2003	Estimated Useful Lives (In years)

	(In thousands)
Land	$ 762	$ 853	N/A
Bank Premises	13,287	13,057	39
Leasehold Improvements	2,598	1,838	5--20
Furniture, Equipment, and Software	15,094	14,179	3--7

	31,741	29,927
Less: Accumulated Depreciation and Amortization	18,900	16,870

	$12,841	$13,057

Depreciation and amortization expense related to premises and equipment amounted to $2.2 million, $1.8 million, and $1.9 million in 2004, 2003 and 2002, respectively.

Merchants leases certain properties for branch operations. Rent expense on these properties totaled $572 thousand, $537 thousand and $397 thousand for the years ended December 31, 2004, 2003 and 2002, respectively. Minimum lease payments for these properties subsequent to December 31, 2004, are as follows: 2005--$520 thousand; 2006--$488 thousand; 2007--$455 thousand; 2008--$375 thousand; 2009--$265 thousand and $1.3 million thereafter.

(5) TIME DEPOSITS

Scheduled maturities of time deposits at December 31, 2004, were as follows:

(In thousands)

Mature in year ending December 31,

2005	$136,973
2006	27,237
2007	8,645
2008	13,635
2009	8,056
Thereafter	40

Total time deposits	$194,586

Time deposits greater than $100 thousand totaled $39.9 million and $45.3 million as of December 31, 2004 and 2003, respectively. Interest expense on time deposit greater than $100 thousand amounted to $862 thousand, $1.4 million and $1.3 million for the years ended December 31, 2004, 2003 and 2002, respectively.

(6) OTHER BORROWED FUNDS

Other borrowed funds consisted of the following at December 31, 2004 and 2003:

(In thousands)	2004	2003

Demand Note Due U.S. Treasury	$ 2,374	$ 2,058
Federal Home Loan Bank Short-term Borrowings	55,000	55,000

	$57,374	$57,058

Maturities of short-term borrowings are less than two months with interest rates at December 31, 2004, ranging from 2.15% to 2.38%.

As of December 31, 2004, Merchants could borrow up to approximately $43 million in overnight funds. $28 million of this $43 million are unsecured borrowing lines established with correspondent banks, the balance of $15 million is in the form of an overnight line of credit with the FHLB. Merchants has established both overnight and longer term lines of credit with the FHLB. The borrowings are secured by mortgage loans and FHLB stock held by Merchants. The total amount of assets pledged to the FHLB for both short and long-term borrowing arrangements totaled $214.95 and $214.29 million at December 31, 2004 and 2003 respectively.

The following table provides certain information regarding other borrowed funds for the three years ended December 31, 2004, 2003 and 2002:

(In thousands)	Maximum Month-End Amount Outstanding	Average Amount Outstanding	Weighted Average-Rate During The Year	Weighted Average Rate at Year End

2004
Federal Home Loan Bank
Short-term Borrowings	$86,000	$52,649	1.43%	2.31%
Demand Note Due U.S. Treasury	2,491	743	1.05%	1.87%
2003
Federal Home Loan Bank
Short-term Borrowings	$70,000	$22,249	1.09%	1.13%
Demand Note Due U.S. Treasury	2,925	827	1.33%	0.73%
Federal Funds Purchased	--	30	1.28%	--
2002
Demand Note Due U.S. Treasury	$ 4,000	$ 1,750	1.37%	0.99%
Federal Funds Purchased	--	314	1.27%	--

(7) LONG-TERM DEBT

Long-term debt consisted of the following at December 31, 2004 and 2003:

(In thousands)	2004	2003

5.05% Federal Home Loan Bank Notes, due April 2004	$ --	$1,000
Amortizing Federal Home Loan Bank Notes,
Rates ranging from 1.68% to 2.90%
Payable February 2006 through March 2010	47,642	4,316
1.50% Amortizing Federal Home Loan Bank Note,
payable through October, 2023	850	--
8.75% Mortgage Note, payable in Monthly Installments
(Principal and Interest) through 2039	1,158	1,163
Directors' Floating Growth (Savings) Program	107	139

	$49,757	$6,618

The 8.75% Mortgage Note relates to an investment in an affordable housing project made through a consolidated limited partnership. The monthly installments are subsidized by the U.S. Department of Agriculture, which pays amounts annually so as to reduce the monthly principal and interest payments to an amount equivalent to a loan at a rate of 1%.

The Directors Floating Growth (Savings) program relates to a deferred compensation plan for directors. Until July 1, 1997, Directors of Merchants were entitled to defer a portion of their director's fees into this deferred plan. No additional compensation may be deferred into the Floating Growth (savings) program. Benefits accrue based on a monthly allowance for interest at a rate that is fixed from time-to-time at the discretion of Merchants' Board of Directors. The benefits under the Floating Growth (savings) program are generally payable annually starting in January of the year following a participant's 65th birthday or earlier death, and will be distributed to the participant (or upon the participant's death, to the participant's designated beneficiary) in accordance with the terms of the Floating Growth (savings) plan.

Maturities of long term debt subsequent to December 31, 2004, are as follows: 2005--$29.24 million; 2006--$16.54 million; 2007--$1.55 million; 2008--$332 thousand; 2009--$190 thousand and $1.91 million thereafter.

As of December 31, 2004, Merchants had an estimated additional borrowing capacity with the Federal Home Loan Bank of $50 million; and the ability to borrow through the use of repurchase agreements, collateralized by Merchants' investments, with certain approved counterparties.

(8) TRUST PREFERRED SECURITIES

On December 15, 2004 Merchants closed its private placement of an aggregate of $20 million of trust preferred securities. The placement occurred through a newly formed Delaware statutory trust affiliate of Merchants, MBVT Statutory Trust I (the "Trust") as part of a pooled trust preferred program. The Trust was formed for the sole purpose of issuing capital securities, these securities are non-voting. Merchants owns all of the common securities of the trust. The proceeds from the sale of the capital securities were loaned to Merchants under deeply subordinated debentures issued to the Trust. The debentures are the only asset of the Trust and payments under the debentures are the sole revenue of the Trust. Merchants' primary source of funds to pay interest on the debentures held by the Trust is current dividends from its principal subsidiary, Merchants Bank. Accordingly, Merchants' ability to service the debentures is dependent upon the continued ability of Merchants Bank to pay dividends to Merchants.

These hybrid securities will qualify as regulatory capital for Merchants, up to certain regulatory limits. At the same time they are considered debt for tax purposes, and as such, interest payments are fully deductible. The trust preferred securities total $20.62 million, bear interest for five years at a fixed rate of 5.95%, and after five years, the rate adjusts quarterly at a fixed spread over three month LIBOR. The trust preferred securities mature on December 31, 2034, and are redeemable at Merchants' option, subject to prior approval by the Federal Reserve, beginning after five years from issuance. Merchants incurred $400 thousand in costs to issue the securities, which are being amortized over five years using the straight-line method. The proceeds from the sale of the trust preferred securities were used for general corporate purposes, and helped fund the special dividend declared on December 1, 2004.

(9) INCOME TAXES

The components of the provision for income taxes were as follows for the years ended December 31, 2004, 2003 and 2002:

(In thousands)	2004	2003	2002

Current	$1,655	$2,311	$4,666
Deferred	2,416	2,061	151

$4,071	$4,372	$4,817

Not included in the above table is the income tax impact associated with the unrealized gain or loss on securities available for sale and the income tax impact associated with the minimum pension liability adjustment, which are recorded directly in stockholders' equity.

The tax effects of temporary differences and tax credits that give rise to deferred tax assets and liabilities at December 31, 2004 and 2003, are presented below:

(In thousands)	2004	2003

Deferred Tax Assets:
Allowance for Loan Losses	$ 2,629	$ 2,784
Deferred Compensation	1,666	1,454
Low-income housing credit carryforward	582	--
Loan Market Adjustment	--	496
Core Deposit Intangible	396	412
Deferred Gain on Sale of Interest Rate Swap	58	233
Other	96	128

Total Deferred Tax Assets	$ 5,427	$ 5,507

Deferred Tax Liabilities:
Depreciation	(707)	(668)
Accrued Liabilities	(496)	(561)
Loan Market Adjustment	(1,979)	--
Investments in Real Estate Limited Partnerships	(3,443)	(3,060)

Total Deferred Tax Liabilities	(6,625)	(4,289)

Net Deferred Tax Asset (Liability)	$(1,198)	$ 1,218

Low-income housing tax credits are eligible for a 20 year carryforward.

In addition to the deferred tax assets and liabilities described above, Merchants had a deferred tax liability related to the net unrealized gain on securities available for sale of $54 thousand and $690 thousand at December 31, 2004 and 2003, respectively. Merchants also had a deferred tax asset of $1.30 million and $1.36 million at December 31, 2004 and 2003, respectively, related to the recognition of a minimum pension liability as of December 31, 2004.

In assessing the realizability of Merchants' total deferred tax assets, management considers whether it is more likely than not that some portion or all of those assets will not be realized. Based upon management's consideration of historical and anticipated future pre-tax income, as well as the reversal period for the items giving rise to the deferred tax assets and liabilities, a valuation allowance for deferred tax assets was not considered necessary at December 31, 2004 and 2003. Merchants had a tax refund receivable at December 31, 2004 totaling approximately $1.75 million.

The following is a reconciliation of the federal income tax provision, calculated at the statutory rate of 35%, to the recorded provision for income taxes:

(In thousands)	2004	2003	2002

Applicable Statutory Federal Income Tax	$ 5,601	$ 5,587	$ 6,102
(Reduction) Increase in Taxes
Resulting From:
Tax-exempt Income	(12)	(14)	(25)
Housing Tax Credits	(1,600)	(1,320)	(1,375)
Other, Net	82	119	115

Provision for Income Taxes	$ 4,071	$ 4,372	$ 4,817

The State of Vermont assesses a franchise tax for banks in lieu of income tax. The franchise tax is assessed based on deposits and amounted to approximately $870 thousand, $787 thousand and $817 thousand in 2004, 2003 and 2002, respectively.

(10) EMPLOYEE BENEFIT PLANS

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

The plan's obligations and funded status as of December 31, 2004 and 2003 measurement dates, were as follows:

(In thousands)	2004	2003

Change in Projected Benefit Obligation
Benefit Obligation at Beginning of Year	$ 8,640	$ 8,097
Interest Cost	507	514
Actuarial Loss	191	585
Benefits Paid	(518)	(556)

Projected Benefit Obligation at Year-End	$ 8,820	$ 8,640

Change in Plan Assets
Fair Value of Plan Assets at Beginning of Year	$ 6,863	$ 5,321
Actual Return on Plan Assets	680	1,348
Employer Contributions	14	750
Benefits Paid	(518)	(556)

Fair Value of Plan Assets at Year-End	7,039	6,863

Funded Status of the Plan
Funded Status	$(1,781)	$(1,777)
Unrecognized Net Actuarial Loss	3,709	3,889

Net Amount Recognized	$ 1,928	$ 2,112

Amounts recognized in the consolidated balance sheets consist of:

(In thousands)	2004	2003

Minimum Pension Liability	$(1,781)	$(1,777)
Accumulated Other Comprehensive Loss, Pre-tax	3,709	3,889

Net Amount Recognized	$ 1,928	$ 2,112

The accumulated benefit obligation was equal to the projected benefit obligation at December 31, 2004 and 2003.

The following table summarizes the components of net periodic benefit cost for the years ended December 31, 2004, 2003, and 2002, respectively.

(In thousands)	2004	2003	2002

Interest Cost	$ 507	$ 514	$ 479
Expected Return on Plan Assets	(528)	(445)	(489)
Net Loss Amortization	221	261	112

Net Periodic Pension Cost	$ 200	$ 330	$ 102

The following table summarizes the assumptions used to determine the benefit obligations at December 31, 2004 and 2003, and net periodic benefit costs for the years ended December 31, 2004 and 2003:

	2004	2003

Benefit Obligations
Discount Rate	5.75%	6.00%

Net Periodic Benefit Cost
Discount Rate	6.00%	6.50%
Expected Long-term Return on Plan Assets	8.00%	8.00%

The expected long-term rate of return on plan assets reflects long-term earnings expectations on existing plan assets and those contributions expected to be received during the current plan year. In estimating that rate, appropriate consideration was given to historical returns earned by plan assets in the fund and the rates of return expected to be available for reinvestment. Rates of return were adjusted to reflect current capital market assumptions and changes in investment allocations, if any.

The following table sets forth the target asset allocation, and the asset allocation percentages as of December 31, 2004 and 2003, for Merchants' Pension Plan:

	Target Allocation	Allocation Percentage 12/31/2004	Allocation Percentage 12/31/2003

Equity Securities	60--70%	67%	64%
Debt Securities	30--40%	30%	31%
Other/Cash	--	3%	5%

Total		100%	100%

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

Merchants' expected minimum required contribution to the Plan is expected to be in the range of zero to $800 thousand for 2005.

The following table summarizes the estimated future benefit payments expected to be paid under the Plan:

(In thousands)	Pension Benefits

2005	$ 527
2006	513
2007	502
2008	491
2009	497
Years 2010 to 2014	2,646

The estimated future benefit payments expected to be paid under the Plan are based on the same assumptions used to measure Merchants' benefit obligation at December 31, 2004. No future service estimates were included due to the frozen status of the Plan.

401(k) Employee Stock Ownership Plan

Under the terms of Merchants' 401(k) Employee Stock Ownership Plan ("401(k)") eligible employees are entitled to contribute up to 75% of their compensation to the 401(k), and Merchants contributes a percentage of the amounts contributed by the employees as authorized by Merchants' Board of Directors. Merchants contributed approximately 110%, 111%, and 120% of the amounts contributed by the employees (200% of up to 4.5% of individual employee compensation) in 2004, 2003 and 2002, respectively.

Summary of Expense
A summary of expense relating to Merchants' various employee benefit plans for each of the three years in the period ended December 31, 2004, is as follows:

(In thousands)	2004	2003	2002

Pension Plan	$ 200	$ 330	$102
401(k) Employee Stock Ownership Plan	865	795	738

Total	$1,065	$1,125	$840

(11) STOCK-BASED COMPENSATION PLANS

Stock Option Plans
A summary of Merchants' stock option plans as of December 31, 2004, 2003 and 2002, and changes during the years then ended are as follows, with numbers of shares in thousands:

	2004		2003		2002
	Number of Shares	Weighted Average Exercise Price Per Share	Number of Shares	Weighted Average Exercise Price Per Share	Number of Shares	Weighted Average Exercise Price Per Share

Options Outstanding, Beginning of Year	299	$17.51	307	$17.45	370	$16.96
Granted	--	--	--	--	--	--
Exercised	19	13.63	8	15.17	53	13.48
Expired	--	--	--	--	10	20.33

Options Outstanding, End of Year	280	$17.78	299	$17.51	307	$17.45

Options Exercisable	280	$17.78	299	$17.51	305	$17.40

As of December 31, 2004, there were options outstanding within the following ranges: 215 thousand at prices within the range of $15.50 to $20.00, and 65 thousand at prices within the range of $20.01 to $23.00. The weighted average remaining contractual life of the outstanding options was three years as of December 31, 2004.

Deferred Compensation Plans

In December 1995 Merchants established several plans (the "Plans") and established certain trusts (the "Trusts") with Merchants Trust Company, to which it contributed an amount sufficient to cover Merchants' obligations to directors. The Plans used those payments, in part, to purchase newly issued common stock of Merchants at its then market price. The purchases have been accounted for as treasury stock transactions in Merchants' consolidated financial statements. The portions of the payments made to the Plans that were not invested in the common stock of Merchants were included as investments in the consolidated financial statements and were classified as trading. To the extent the obligations of Merchants under the Plans are based on investments by the Plans in other than shares of Merchants, the investments were revalued at each reporting date with a corresponding adjustment to compensation expense in the consolidated statement of operations. The portion of the Plan that was not held in shares of Merchants was paid out in December of 2004.

Restricted Stock Plans

Merchants has compensation plans for non-employee directors. Under the terms of these plans participating directors may elect to have all, or a specified percentage of their director's fees for a given year, paid in the form of cash or deferred in the form of restricted shares of Merchants' common stock. Directors who elect to have their compensation deferred are credited with a number of shares of Merchants common stock equal in value to the amount of fees deferred plus a risk premium of not more than 25% of the amount deferred. The participating director may not generally sell, transfer or otherwise dispose of these shares prior to the fifth anniversary of the date of the grant of such shares. With respect to shares of common stock issued or otherwise transferred to a participating director, the participating director will have the right to vote the shares and receive dividends or other distributions thereon. If a participating director resigns under certain circumstances, the director forfeits all of his or her restricted shares which are risk premium


shares. During 2004, 6,962 shares of common stock of Merchants were distributed to a trust established under the terms of the Restricted Stock plans. The risk premium is reflected within a component of Stockholders' Equity labeled "Deferred Compensation Arrangements" and is recognized as an expense ratably over the five-year restriction period. Beginning in the fourth quarter of 2004, dividends paid on the restricted shares are taken as a charge to equity rather than compensation expense.

(12) SHAREHOLDERS' EQUITY

Vermont state law requires Merchants to allocate a minimum of 10% of net income to surplus until such time as appropriated amounts equal 10% of deposits and other liabilities. Merchants' shareholders' equity included $15.9 million and $14.7 million of such appropriations as of December 31, 2004 and 2003, respectively. Vermont state law also restricts the payment of dividends under certain circumstances.

(13) EARNINGS PER SHARE

The following tables present reconciliations of the calculations of basic and diluted earnings per share for the years ended December 31, 2004, 2003 and 2002:

2004	Net Income	Shares	Per Share Amount

	(In thousands except share and per share data)
Basic Earnings Per Share:	$11,933	6,225,417	$1.91
Income Available to Common Shareholders
Diluted Earnings Per Share:
Options issued to Executives	--	67,334	--
Income Available to Common Shareholders
Plus Assumed Conversions	$11,933	6,292,751	$1.90

2003	Net Income	Shares	Per Share Amount

	(In thousands except share and per share data)
Basic Earnings Per Share:
Income Available to Common Shareholders	$11,592	6,183,919	$1.87
Diluted Earnings Per Share:
Options issued to Executives	--	63,525	--
Income Available to Common Shareholders
Plus Assumed Conversions	$11,592	6,247,444	$1.86

2002	Net Income	Shares	Per Share Amount

	(In thousands except share and per share data)
Basic Earnings Per Share:
Income Available to Common Shareholders	$12,617	6,163,546	$2.05
Diluted Earnings Per Share:
Options issued to Executives	--	67,770	--
Income Available to Common Shareholders
Plus Assumed Conversions	$12,617	6,231,316	$2.02

Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. The computation of diluted earnings per share excludes the effect of assuming the exercise of certain outstanding stock options because the effect would be anti-dilutive. As of December 31, 2004, 2003, and 2002, there were no such anti-dilutive options outstanding.

(14) PARENT COMPANY

The Parent Company's investments in its subsidiaries are recorded using the equity method of accounting. Summarized financial information relative to the Parent Company only balance sheets at December 31, 2004 and 2003, and statements of operations and cash flows for each of the three years in the period ended December 31, 2004, are as follows:

Balance Sheets as of December 31,

(In thousands)		2004	2003

Assets:
Investment in and Advances to Subsidiaries*		$82,619	$85,588
Cash*		1,290	729
Other Assets		1,957	9

Total Assets		$85,866	$86,326

Liabilities and Shareholders' Equity:
Other Liabilities		$ 63	$ 13
Long-term Debt		20,619	--
Shareholders' Equity		65,184	86,313

Total Liabilities and Shareholders' Equity		$85,866	$86,326

Statements of Operations for the Years Ended December 31,

(In thousands)	2004	2003	2002

Dividends from Merchants Bank*	$14,818	$ 5,162	$ 5,911
Equity in Undistributed Earnings of Subsidiaries	(2,755)	6,508	6,803
Other Expense, Net	(200)	(120)	(149)
Benefit from Income Taxes	70	42	52

Net Income	$11,933	$11,592	$12,617

Statements of Cash Flows for the Years Ended December 31,

(In thousands)	2004	2003	2002

Cash Flows from Operating Activities:
Net Income	$11,933	$11,592	$12,617
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
(Increase) Decrease in Other Assets	(1,949)	--	--
(Decrease) Increase in Other Liabilities	50	(114)	117
Equity in Undistributed Earnings of Subsidiaries	2,755	(6,508)	(6,803)

Net Cash Provided by Operating Activities	12,789	4,970	5,931

Cash Flows from Financing Activities:
Purchases of Treasury Stock	--	(713)	(1,196)
Investment in Unconsolidated Subsidiary	(619)	--	--
Proceeds from Exercise of Stock Options	102	129	456
Cash Dividends Paid	(32,320)	(5,350)	(4,459)
Junior Subordinated Debentures Issued to Unconsolidated
Subsidiary Trust	20,619	--	--
Other, Net	(10)	(99)	(85)

Net Cash Used in Financing Activities	(12,228)	(6,033)	(5,284)

Increase (Decrease) in Cash and Cash Equivalents	561	(1,063)	647
Cash and Cash Equivalents at Beginning of Year	729	1,792	1,145

Cash and Cash Equivalents at End of Year	$ 1,290	$ 729	$ 1,792

*Account balances are partially or fully eliminated in consolidation.

(15) COMMITMENTS AND CONTINGENCIES

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

Exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and financial guarantees written is represented by the contractual amount of those instruments. Merchants uses the same credit policies in making commitments as it does for on-balance sheet instruments. The contractual amounts of these financial instruments at December 31, 2004 and 2003 are as follows:

(In thousands)	Contractual Amount

2004
Financial Instruments Whose Contract Amounts
Represent Credit Risk:
Commitments to Originate Loans	$ 28,155
Unused Lines of Credit	103,273
Standby Letters of Credit	8,746
Equity Commitments to Affordable Housing
Limited Partnerships	4,851

(In thousands)	Contractual Amount

2003
Financial Instruments Whose Contract Amounts
Represent Credit Risk:
Commitments to Originate Loans	$ 19,360
Unused Lines of Credit	103,941
Standby Letters of Credit	6,984
Loans Sold with Recourse	71
Equity Commitments to Affordable Housing
Limited Partnerships	8,396

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

FASB Interpretation No. 45 ("FIN No. 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others; an Interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34", requires certain disclosures and liability-recognition for the fair value at issuance of guarantees that fall within its scope. Under FIN No. 45, Merchants does not issue any guarantees that would require liability-recognition or disclosure, other than its standby letters of credit. Merchants has issued conditional commitments in the form of standby letters of credit to guarantee payment on behalf of a customer and guarantee the performance of a customer to a third party. Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit totaled approximately $8.7 million and $7.0 million at December 31, 2004 and 2003, respectively, and represent the maximum potential future payments Merchants could be required to make. Typically, these instruments have terms of 12 months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Each customer is evaluated individually for


creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance sheet instruments. Merchants' policies governing loan collateral apply to standby letters of credit at the time of credit extension. Loan-to-value ratios are generally consistent with loan-to-value requirements for other commercial loans secured by similar types of collateral. The fair value of Merchants' standby letters of credit at December 31, 2004 and 2003 was insignificant.

Merchants may enter into commitments to sell loans, which involve market and interest rate risk. There were no such commitments at December 31, 2004 or 2003.

Interest Rate Cap and Floor Contracts

Interest rate caps allow the purchaser to "cap" the contractual rate associated with a liability; alternatively interest rate floors allow the purchaser to protect the rate of return on an asset. Merchants may use floor contracts to mitigate the effects on net interest income in the event interest rates on floating rate loans decline and may use cap contracts to mitigate the effects on net interest income should interest rates on floating rate deposits increase. As of December 31, 2004, there were no interest rate cap or floor contracts outstanding.

Interest Rate Swaps

An interest rate swap is an agreement whereby two parties agree to exchange periodic interest payments, most commonly one party agrees to pay the other party interest payments of a fixed rate; and the other party agrees to make interest payments at a rate that floats with a specified index. There is no exchange of the underlying principal amounts. Merchants uses swap agreements to mitigate the effect on net interest income should floating rates on loans decrease. Merchants is exposed to risk should the counterparty default in its responsibility to pay interest under the terms of the swap agreement, but minimizes this risk by performing normal credit reviews on the counterparties, limiting its exposure to any one counterparty, and by utilizing well known national investment firms as counterparties. Notional principal amounts are a measure of the volume of agreements transacted, but the level of credit risk is significantly less. Merchants entered into a $25 million, three year, interest rate swap early in the second quarter of 2002. Merchants received a fixed interest rate and paid prime under the agreement. Merchants terminated the swap and realized a $1.3 million gain during October, 2002. The gain is being accreted into income monthly through April 2005, using the effective yield method. There were no interest rate swap contracts outstanding as of December 31, 2004 or 2003.

Balances at the Federal Reserve Bank
At December 31, 2004 and 2003, amounts at the Federal Reserve Bank included $7.8 million and $3.2 million, respectively, held to satisfy certain reserve requirements of the Federal Reserve Bank.

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

(16) FAIR VALUE OF FINANCIAL INSTRUMENTS

Investments

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents and the Federal Home Loan Bank stock approximate fair values. Fair value for investment securities is determined from quoted market prices, when available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

An analysis of the fair value of the investment securities as of December 31, 2004 and 2003, is as follows:

	2004		2003
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Securities Available for Sale	$357,015	$357,015	$304,857	$304,857
Securities Held to Maturity	19,532	20,574	34,725	36,725
Trading Securities	--	--	755	755

	$376,547	$377,589	$340,337	$342,337

Loans

The fair value of variable rate loans that reprice frequently and have no significant credit risk is based on carrying values. The fair value for other loans is estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

An analysis of the fair value of the loan portfolio as of December 31, 2004 and 2003, is as follows:

	2004		2003
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Gross Loans	$584,332	$587,018	$568,997	$579,042
Allowance for Loan Losses	7,512	--	7,954	--

Net Loans	$576,820	$587,018	$561,043	$579,042

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

An analysis of the fair value of deposits as of December 31, 2004 and 2003 is as follows:

	2004		2003
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Demand Deposits	$119,089	$119,089	$110,241	$110,241
Savings, NOW and Money Market	520,489	520,489	499,887	499,887
Time Deposits $100 thousand
and greater	39,908	39,486	45,260	45,387
Other Time Deposits	154,678	153,038	152,695	153,123

	$834,164	$832,102	$808,083	$808,638

Debt
The fair value of debt is estimated using current market rates for borrowings of similar remaining maturity.

An analysis of the fair value of the borrowings of Merchants as of December 31, 2004 and 2003 is as follows:

	2004		2003
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Short-term Borrowings	$57,374	$57,315	$57,058	$57,032
Long-term Debt	49,757	49,322	6,618	6,407
Junior Subordinated Debentures Issued
to Unconsolidated Subsidiary Trust	20,619	20,619	--	--

Commitments to Extend Credit and Standby Letters of Credit

The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of financial standby letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties. The fair value of commitments to extend credit and standby letters of credit is $87 thousand and $70 thousand as of December 31, 2004 and 2003, respectively.

(17) REGULATORY CAPITAL REQUIREMENTS

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

Quantitative measures established by regulation to ensure capital adequacy require Merchants to maintain minimum ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2004, that Merchants met all capital adequacy requirements to which it is subject.

As of December 31, 2004, the most recent notification from the FDIC categorized Merchants Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed Merchants Bank's category. To be considered well capitalized under the regulatory framework for prompt corrective action, Merchants Bank must maintain minimum Tier 1 Leverage, Tier 1 Risk-Based, and Total Risk-Based Capital ratios as set forth in the table below.

(In thousands)	Actual		For Capital Adequacy Purposes		To Be Well- Capitalized Under Prompt Corrective Action Provisions

	Amount	Percent	Amount	Percent	Amount	Percent

As of December 31, 2004
Merchants Bancshares, Inc.:
Tier 1 Leverage Capital	$84,175	8.09%	$41,641	4.00%	N/A
Tier 1 Risk-Based Capital	84,175	12.41%	27,139	4.00%	N/A
Total Risk-Based Capital	91,687	13.51%	54,279	8.00%	N/A
Merchants Bank:
Tier 1 Leverage Capital	$81,329	7.79%	$41,768	4.00%	$52,210	5.00%
Tier 1 Risk-Based Capital	81,329	11.95%	27,215	4.00%	40,822	6.00%
Total Risk-Based Capital	88,841	13.06%	54,430	8.00%	68,037	10.00%

As of December 31, 2003
Merchants Bancshares, Inc.:
Tier 1 Leverage Capital	$83,831	8.70%	$38,560	4.00%	N/A
Tier 1 Risk-Based Capital	83,831	12.99%	25,806	4.00%	N/A
Total Risk-Based Capital	91,749	14.22%	51,613	8.00%	N/A
Merchants Bank:
Tier 1 Leverage Capital	$83,426	8.64%	$36,635	4.00%	$48,293	5.00%
Tier 1 Risk-Based Capital	83,426	12.87%	25,922	4.00%	38,883	6.00%
Total Risk-Based Capital	91,377	14.10%	51,844	8.00%	64,805	10.00%

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Merchants Bancshares, Inc.:

We have audited the accompanying consolidated balance sheets of Merchants Bancshares, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in shareholders' equity, comprehensive income, and cash flows for each of the years in the three year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Merchants Bancshares, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2005, expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Albany, New York
February 28, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Merchants Bancshares, Inc.:

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Merchants Bancshares, Inc. (the "Company") maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that Merchants Bancshares, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Merchants Bancshares, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in shareholders' equity, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated February 28, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Albany, New York
February 28, 2005

ITEM 9--CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
AND FINANCIAL DISCLOSURES

None.

ITEM 9A--CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures The principal executive officer and principal financial officer of Merchants have evaluated the disclosure controls and procedures as of December 31, 2004. Based on this evaluation, the principal executive officer and principal financial officer have concluded that the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) effectively ensure that information required to be disclosed in Merchants' filings and submissions with the Securities and Exchange Commission under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. In addition, Merchants has reviewed its internal controls and there have been no significant changes in its internal controls or in other factors during Merchants' most recent fiscal quarter that have materially affected internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting--Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Merchants internal control system was designed to provide reasonable assurances to Merchants management and board of directors regarding the preparation and fair presentation of published financial statements. Under the supervision and with the participation of Merchants' management, including its principal executive officer and principal financial officer, an evaluation was conducted of the effectiveness of internal controls over financial reporting based on the framework in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation under the framework in Internal Control--Integrated Framework, management concluded that the internal controls over financial reporting were effective as of December 31, 2004. Management's assessment of the effectiveness of internal control over financial reporting as of December 31, 2004 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

PART III

ITEM 10--DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11--EXECUTIVE COMPENSATION

ITEM 12--SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
AND RELATED STOCKHOLDER MATTERS

ITEM 13--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ITEM 14--PRINCIPAL ACCOUNTANT FEES AND SERVICES

Reference is hereby made to pages 3-5, page 12, pages 10-11, pages 17-18, pages 14-15 and page 19 of Merchants' Proxy Statement to Shareholders dated March 18, 2005, wherein pursuant to Regulation 14A information concerning the above subjects (Items 10 through 14) is incorporated by reference.

Pursuant to Rule 12b-23, definitive copies of the Proxy Statement will be filed within 120 days subsequent to the end of Merchants fiscal year covered by Form 10-K.

PART IV

ITEM 15--EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(1)	The following consolidated financial statements are included:

Consolidated Balance Sheets, December 31, 2004, and December 31, 2003

Consolidated Statements of Operations for years ended December 31, 2004, 2003 and 2002

Consolidated Statements of Comprehensive Income for the years ended December 31, 2004, 2003 and 2002

Consolidated Statements of Changes in Shareholders' Equity for years ended December 31, 2004, 2003 and 2002

Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002

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

10.1

Merchants Bancshares, Inc. Dividend Reinvestment and Stock Purchase Plan (Incorporated by reference to Exhibit 4.1 to Merchants' Registration Statement on Form S-3 (Registration No. 333-20375) filed on January 22, 1997)

10.2

401(k) Employee Stock Ownership Plan of Merchants, dated January 1, 1990, as amended (Incorporated by reference to Merchants' Registration Statement on Form S-8 (Registration Number 33-3274) filed on November 16, 1989)

10.3

Amended and Restated Merchants Bank Pension Plan dated as of January 1, 1994 (Incorporated by Reference to Exhibit 10.6 to Post-Effective Amendment Number 1 to Merchants' Registration Statement on Form S-8 (Registration Number 333-18845) filed on December 26, 1996)

10.4

Form of Employment Agreement dated as of January 1, 2003, by and between Merchants and its subsidiaries and certain of its executive officers (Incorporated by Reference to Exhibit 10.4 to Merchants' 2003 Form 10-K filed on March 12, 2004)

10.5	Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures dated December 15, 2004; Merchants Bancshares, Inc. as Issuer, Wilmington Trust Company as Trustee

10.5.1	MBVT Statutory Trust I Subscription Agreement dated December 15, 2004

10.5.2	Declaration of Trust dated December 15, 2004 between Merchants Bancshares, Inc. and Wilmington Trust Company

10.5.3	Guarantee Agreement between Merchants Bancshares, Inc. and Wilmington Trust Company dated December 15, 2004

10.5.4	Placement Agreement dated December 7, 2004 between Merchants Bancshares, Inc. and FTN Financial Capital Markets

10.14	The Merchants Bank Amended and Restated Deferred Compensation Plan for Directors (Incorporated by reference to the Registrant's Annual Report on Form 10-K for the Year Ended December 31, 1997)

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

11	Statement re: computation of per share earnings. See 2004 Annual Report to Shareholders Note 13

13	2004 Annual Report to Shareholders

14	Codes of Ethics (Incorporated by reference to the Registrant's Annual Report on Form 10-K for the Year Ended December 31, 2003)

21	Subsidiaries of Merchants

23	Consent of KPMG LLP

31.1	Certification of Chief Executive Officer of Merchants Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14

31.2	Certification of Chief Financial Officer of Merchants Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14

32.1	Certification of Chief Executive Officer of Merchants Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer of Merchants Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(3)	Reports on Form 8-K: Merchants filed a report on Form 8-K on October 22, 2004 related to the issuance of Merchants' earnings press release

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on it's behalf by the undersigned, thereunto duly authorized.

Merchants Bancshares, Inc.

Date	February 17, 2005	By	/s/ Joseph L. Boutin

Joseph L. Boutin, President & CEO

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of MERCHANTS BANCSHARES, INC., and in the capacities and on the date as indicated.

By	/s/ Joseph L. Boutin		February 17, 2005

	Joseph L. Boutin, Director, President		Date
& CEO of Merchants

By	/s/ Peter A. Bouyea		February 17, 2005

	Peter A. Bouyea, Director		Date

By	/s/ Charles A. Davis		February 17, 2005

	Charles A. Davis, Director		Date

By	/s/ Jeffrey L. Davis		February 17, 2005

	Jeffrey L. Davis, Director		Date

By	/s/ Michael G. Furlong		February 17, 2005

	Michael G. Furlong, Director		Date

By	/s/ John A. Kane		February 17, 2005

	John A. Kane, Director		Date

By	/s/ Lorilee A. Lawton		February 17, 2005

	Lorilee A. Lawton, Director		Date

By	/s/ Bruce M. Lisman		February 17, 2005

	Bruce M. Lisman, Director		Date

By	/s/ Raymond C. Pecor, Jr.		February 17, 2005

	Raymond C. Pecor, Jr., Director,		Date
Chairman of the Board of Directors

By	/s/ Patrick S. Robins		February 17, 2005

	Patrick S. Robins, Director		Date

By	/s/ Robert A. Skiff		February 17, 2005

	Robert A. Skiff, Director		Date

By	/s/ Janet P. Spitler		February 17, 2005

	Janet P. Spitler, Treasurer & CFO of Merchants		Date
