Form 10-Q
period 2005-03-31
MERCHANTS BANCSHARES INC
filed 2005-05-04
CIK 726517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2005

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________________________ to __________________________________

Commission file number:	0-11595

Merchants Bancshares, Inc.

(Exact name of registrant as specified in its charter)

Delaware	03-0287342

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

275 Kennedy Drive, South Burlington, Vermont	05403

(Address of principal executive offices)	(Zip Code)

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
[X] Yes [ ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 2, 2005, the registrant had outstanding 6,318,322 shares of Common Stock, par value $0.01 per share.

MERCHANTS BANCSHARES, INC.
FORM 10-Q
TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Consolidated Balance Sheets
	March 31, 2005 and December 31, 2004	1

	Consolidated Statements of Operations
	For the three months ended March 31, 2005 and 2004	2

	Consolidated Statements of Comprehensive Income
	For the three months ended March 31, 2005 and 2004	3

	Consolidated Statements of Cash Flows
	For the three months ended March 31, 2005 and 2004	4

	Notes to Consolidated Financial Statements	5 - 7

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	7 - 14

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	14 - 15

Item 4.	Controls and Procedures	16

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	17

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases
	of Equity Securities	17

Item 3.	Defaults upon Senior Securities	17

Item 4.	Submission of Matters to a Vote of Security Holders	17

Item 5.	Other Information	17

Item 6.	Exhibits and Reports on Form 8-K	17

Signatures		18

Exhibits

MERCHANTS BANCSHARES, INC.
PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

Merchants Bancshares, Inc.
Consolidated Balance Sheets
(Unaudited)

			March 31,	December 31,
	(In thousands except share and per share data)		2005	2004

	ASSETS
	Cash and due from banks		$ 36,325	$ 40,325
	Investments:
	Securities available for sale		390,658	357,015
	Securities held to maturity (fair value of $19,341 and $20,574)		18,608	19,532

	Total investments		409,266	376,547

	Loans		585,750	584,332
	Less: Allowance for loan losses		7,477	7,512

	Net loans		578,273	576,820

	Federal Home Loan Bank stock		8,068	7,547
	Bank premises and equipment, net		12,395	12,841
	Investment in real estate limited partnerships		9,486	8,589
	Other assets		11,222	9,736

	Total assets		$1,065,035	$1,032,405

	LIABILITIES
	Deposits:
	Demand deposits		$ 115,765	$ 119,089
	Savings, NOW and money market accounts		522,737	520,489
	Time deposits $100 thousand and greater		38,612	39,908
	Other time deposits		156,219	154,678

	Total deposits		833,333	834,164

	Demand note due U.S. Treasury		931	2,374
	Other short-term borrowings		50,000	55,000
	Other liabilities		9,895	5,307
	Long-term debt		86,878	49,757
	Junior subordinated debentures issued to unconsolidated
	subsidiary trust		20,619	20,619

	Total liabilities		1,001,656	967,221

	Commitments and contingencies (Note 5)
	SHAREHOLDERS' EQUITY
	Preferred stock Class A non-voting
	Shares authorized - 200,000, none outstanding		--	--
	Preferred stock Class B voting
	Shares authorized - 1,500,000, none outstanding		--	--
	Common stock, $.01 par value		67	67
	Shares authorized	10,000,000
Issued	Current period	6,651,760
	Prior period	6,651,760
Outstanding	Current period	6,017,370
	Prior period	5,973,695
	Capital in excess of par value		36,298	34,490
	Retained earnings		40,071	38,893
	Treasury stock, at cost		(12,480)	(11,065)
	Current period shares	634,390
	Prior period shares	678,065
	Deferred compensation arrangements		5,060	5,120
	Accumulated other comprehensive loss		(5,637)	(2,321)

	Total shareholders' equity		63,379	65,184

	Total liabilities and shareholders' equity		$1,065,035	$1,032,405

See accompanying notes to consolidated financial statements

Merchants Bancshares, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,

(In thousands except per share data)	2005	2004

INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$ 8,556	$ 8,040
Interest and dividends on investments
U.S. Treasury and Agency obligations	1,680	1,605
Other	2,542	1,994

Total interest and dividend income	12,778	11,639

INTEREST EXPENSE
Savings, NOW and money market accounts	780	606
Time deposits $100 thousand and greater	182	327
Other time deposits	689	646
Other borrowed funds	351	204
Long-term debt	762	76

Total interest expense	2,764	1,859

Net interest income	10,014	9,780
Provision for loan losses	--	--

Net interest income after provision for loan losses	10,014	9,780

NONINTEREST INCOME
Trust company income	421	378
Service charges on deposits	1,076	1,147
Gains on sales of investment securities, net	61	63
Other	626	563

Total noninterest income	2,184	2,151

NONINTEREST EXPENSE
Salaries and wages	2,973	2,868
Employee benefits	1,033	1,067
Occupancy expense, net	816	798
Equipment expense	802	712
Legal and professional fees	425	423
Marketing	348	382
Equity in losses of real estate limited partnerships, net	430	413
State franchise taxes	232	228
Other	1,327	1,286

Total noninterest expense	8,386	8,177

Income before provision for income taxes	3,812	3,754
Provision for income taxes	912	934

NET INCOME	$ 2,900	$ 2,820

Basic earnings per common share	$ 0.46	$ 0.45
Diluted earnings per common share	$ 0.46	$ 0.45

See accompanying notes to consolidated financial statements

Merchants Bancshares, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended
	March 31,

(In thousands)	2005	2004

Net income	$ 2,900	$ 2,820
Change in net unrealized (depreciation) appreciation of securities
available for sale, net of taxes of $1,763 and $1,055	(3,274)	1,995
Reclassification adjustments for net securities losses (gains)
included in net income, net of taxes of $(21) and $(22)	(40)	(41)

Comprehensive income before transfers	(414)	4,774
Impact of transfer of securities from available for sale
to held to maturity, net of taxes of $(1) and $3	(2)	5

Comprehensive income (loss)	$ (416)	$ 4,779

See accompanying notes to consolidated financial statements

Merchants Bancshares, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

For the three months ended March 31,	2005	2004

(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$ 2,900	$ 2,820
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Deferred Tax Expense	270	--
Depreciation and Amortization	1,432	1,479
Net Gains on Sales of Investment Securities	(61)	(63)
Equity in Losses of Real Estate Limited Partnerships	430	432
Changes in Assets and Liabilities:
(Increase) Decrease in Interest Receivable	(66)	241
Decrease in Other Assets	397	177
Increase (Decrease) in Interest Payable	114	(9)
Increase (Decrease) in Other Liabilities	1,404	(3,766)

Net Cash Provided by Operating Activities	6,820	1,311

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from Sales of Investment Securities Available for Sale	7,138	54,543
Proceeds from Maturities of Investment Securities Available for Sale	22,863	19,523
Proceeds from Maturities of Investment Securities Held to Maturity	921	6,408
Purchases of Investment Securities Available for Sale	(66,387)	(62,569)
Loan Originations in Excess of Principal Payments	(1,452)	(4,972)
Purchases of Federal Home Loan Bank Stock	(521)	(1,589)
Investments in Real Estate Limited Partnerships	(1,337)	(1,975)
Purchases of Bank Premises and Equipment	(132)	(517)

Net Cash Provided by Investing Activities	(38,907)	8,852

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (Decrease) Increase in Deposits	(831)	(6,275)
Net (Decrease) Increase in Short-term Borrowings	(6,443)	(25,980)
Proceeds from Long-term Debt	45,000	20,000
Principal Payments on Long-term Debt	(7,890)	(250)
Cash Dividends Paid	(1,526)	(1,421)
Purchases of Treasury Stock	(3,022)	--
Proceeds from Sale of Treasury Stock	2,740	7
Increase in Deferred Compensation Arrangements	59	46
Proceeds from Exercise of Stock Options	--	104

Net Cash Provided by (Used In) Financing Activities	28,087	(13,769)

Decrease in cash and cash equivalents	(4,000)	(3,606)
Cash and Cash Equivalents Beginning of Year	40,325	34,891

Cash and Cash Equivalents End of Period	$ 36,325	$ 31,285

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Total Interest Payments	$ 2,336	$ 1,868
Total Income Tax Payments	--	887
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES
Distribution of Stock Under Deferred Compensation Arrangements	493	347
Distribution of Treasury Stock in Lieu of Cash Dividend	196	188

See accompanying notes to consolidated financial statements

Notes To Consolidated Financial Statements:

See Merchants Bancshares, Inc. ("Merchants") Annual Report on Form 10-K for additional information.

Note 1: Stock-based Compensation

Merchants has granted stock options to certain key employees. The options granted vest completely after two years and are exercisable immediately upon vesting. Nonqualified stock options may be granted at any price determined by the Nominating and Governance Committee of Merchants' Board of Directors. All stock options have been granted at or above fair market value at the date of grant.

Merchants accounts for its stock-based compensation plans in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Merchants has adopted SFAS No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize the fair value of all stock-based awards measured on the date of the grant as expense over the vesting period. Merchants has also adopted SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123," which, among other things, amends the disclosure requirements of SFAS No. 123. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and earnings per share disclosures for employee stock-based grants made in 1995 and future years as if the fair value based method defined in SFAS No. 123 had been applied. In December 2004, the FASB issued revised statement No. 123 ("FAS 123R"), "Share-Based Payment", which requires companies to expense the estimated fair value of employee stock options and similar awards. Since the December 2004 issuance of FAS 123R , the SEC has elected to defer the effective date. The accounting provisions of FAS 123R will be effective for public companies at the beginning of the first annual period beginning after December 31, 2005. Merchants will adopt the provisions of FAS 123R using a modified prospective application. Under the modified prospective application, FAS 123R, which provides certain changes to the method for valuing stock-based compensation among other changes, will apply to new awards and to awards that are outstanding on the effective date and are subsequently modified or cancelled. Compensation expense for outstanding awards for which the requisite service has not been rendered as of the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under FAS 123. Based on the fact that Merchants has not granted options since 2001, all options have vested, and all participants in the option program have reached their maximum grant amount, Merchants does not expect FAS 123R to have a material impact on the Company's financial position or results of operations.

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
Note 2: Earnings Per Share

The following tables present reconciliations of the calculations of basic and diluted earnings per share for the three-month periods ended March 31, 2005 and 2004.

		Weighted
	Net	Average	Per Share
(In thousands except share and per share data)	Income	Shares	Amount

	Three months ended March 31, 2005

Basic earnings per common share:
Net income available to common shareholders	$ 2,900	6,320,850	$0.46
Diluted earnings per common share:
Effect of dilutive stock options	--	44,260
Net income available to common shareholders and stock
option exercise	2,900	6,365,110	0.46

	Three months ended March 31, 2004

Basic earnings per common share:
Net income available to common shareholders	$ 2,820	6,210,260	$0.45
Diluted earnings per common share:
Effect of dilutive stock options	--	70,898
Net income available to common shareholders and stock
option exercise	2,820	6,281,158	0.45

Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding for the three month periods ending March 31, 2005 and 2004. As of March 31, 2005 and 2004, there were no anti-dilutive stock options outstanding.

Note 3: Pension

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

The components of net periodic benefit cost for the quarters ended March 31, 2005 and 2004, were as follows:

	Pension Benefits

	Three months ended
	March 31,
(In thousands)	2005	2004

Interest cost	$ 112	$ 126
Expected return on Plan assets	(140)	(123)
Amortization of net loss	38	62

Net periodic benefit cost	$ 10	$ 65

Merchants contributed $150 thousand to its pension plan on April 5, 2005. No further contributions are expected during 2005.

Note 4: Stock Repurchase Program

In January 2001 Merchants' Board of Directors approved a stock repurchase program. In January 2005 the Board of Directors voted to extend the program until January 2006. Under the program, Merchants is authorized to repurchase up to 300,000 shares of its own common stock. Under the plan Merchants has purchased 242,781 shares of its own common stock on the open market, at an average per share price of $22.84 through March 31, 2005; 64,900 of the shares were purchased during the first quarter of 2005 at an average price of $26.44.

Note 5: Commitments and Contingencies

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

Merchants does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are conditional commitments issued by Merchants to guarantee the performance of a customer to a third party. Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit totaled approximately $9.1 million at March 31, 2005, and represent the maximum potential future payments Merchants could be required to make. Typically, these instruments have terms of 12 months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on balance sheet instruments. Merchants' policies governing loan collateral apply to standby letters of credit at the time of credit extension. Loan-to-value ratios are generally consistent with loan-to-value requirements for other commercial loans secured by similar types of collateral. The fair value of Merchants' standby letters of credit at March 31, 2005, was insignificant.

Merchants is involved in routine legal proceedings that occur in the ordinary course of business, which, in the aggregate, are believed by management to be immaterial to its financial condition and results of operations.

Note 6: Reclassifications
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

(ii)

the fact that Merchants' earnings depend to a great extent upon the level of net interest income (the difference between interest income earned on loans and investments and the interest expense paid on deposits and other borrowings) generated by Merchants; and thus Merchants' results of operations may be adversely affected by increases or decreases in interest rates;

(iii)

the fact that the banking business is highly competitive and the profitability of Merchants depends upon Merchants' ability to attract loans and deposits in Vermont, where Merchants competes with a variety of traditional banking and nontraditional institutions such as credit unions and finance companies;

(iv)

the fact that at March 31, 2005, a significant portion of Merchants' loan portfolio was comprised of commercial loans, exposing Merchants to the risks inherent in financings based upon analyses of credit risk, the value of underlying collateral, including real estate, and other more intangible factors, which are considered in making commercial loans;

(v)

the fact that at March 31, 2005, approximately 85% of Merchants' loan portfolio was comprised of real estate loans, exposing Merchants to the risks inherent in financings based upon analyses of credit risk and the value of underlying collateral. Accordingly, Merchants' profitability may be negatively impacted by errors in risk analyses, by loan defaults, and the ability of certain borrowers to repay such loans may be adversely affected by any downturn in general economic conditions;

(vi)

the fact that acts or threats of terrorism and actions taken by the United States or other governments as a result of such acts or threats, including possible military action, could adversely affect business and economic conditions in the United States generally and in Merchants' markets, which could adversely affect Merchants' financial performance and that of Merchants' borrowers and on the financial markets and the price of Merchants' common stock;

(vii)

the fact that changes in the extensive laws, regulations and policies governing bank holding companies and their subsidiaries could alter Merchants' business environment or affect Merchants' operations;

(viii)

the fact that the potential need to adapt to industry changes in information technology systems, on which Merchants is highly dependent, could present operational issues or require significant capital spending; and

(ix) the fact that Merchants actively evaluates acquisition and other expansion opportunities and strategies, the implementation of which could affect Merchants' financial performance.

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

General

All adjustments necessary for a fair presentation of the consolidated financial statements of Merchants as of March 31, 2005, and for the three months ended March 31, 2005 and 2004, have been included. The information was prepared from the unaudited financial statements of Merchants Bancshares, Inc. and its subsidiaries, Merchants Bank, Merchants Trust Company and Merchants Properties, Inc.

Overview

Merchants earned net income of $2.90 million, or basic and diluted earnings per share of 46 cents for the quarter ended March 31, 2005, compared to $2.82 million, or basic and diluted earnings per share of 45 cents for the quarter ended March 31, 2004. The return on average assets and return on average equity for the first quarter of 2005 were 1.11% and 17.68% respectively, compared to 1.14% and 12.88%, respectively, for the first quarter of 2004.

Results of Operations

Net Interest Income: Merchants' net interest margin for the first quarter of 2005 was 4.14%, a 9 basis point decrease compared to 4.23% for the first quarter of 2004, but a small (three basis points) increase over the fourth quarter of 2004 at 4.11%. Net interest income dollars continue to increase when comparing the first quarter of 2005 to 2004. Net interest income was $10.01 million for the first quarter of 2005, a $234 thousand increase over net interest income for the first quarter of last year of $9.78 million, but a $93 thousand decrease from the $10.11 million earned for the fourth quarter of 2004. There are a number of factors that contributed to these changes. One of these is the $297 thousand in first quarter interest expense incurred on the trust preferred securities that were issued at the end of 2004; another is the change in the shape of the yield curve over the course of the quarter. Increases in short term rates have increased rates on the variable portion of Merchants loan portfolio, and created opportunities for asset repricing, but at the same time Merchants' overall cost of funds has increased. As the Federal Reserve Board has continued to move the federal funds rate up, and the prime rate has followed, the variable portion of Merchants' loan portfolio has benefited. Approximately 75% of Merchants' commercial real estate and commercial loans are variable rate, and all but a small portion of those are tied directly to changes in the prime rate. Although short term rates have risen during the quarter, long term rates have not followed. Merchants' fixed rate loans are priced out further on the yield curve, and this portion of the portfolio has not experienced the same increases as the prime based loans. The ten-year treasury increased by approximately 28 basis points over the course of the quarter, at the same time the two-year increased by approximately 53 basis points. This flattening of the yield curve has mitigated the benefit of the overall rising interest rate environment. Average interest earning assets increased to $982.61 million for the first quarter from $930.74 million for the first quarter of last year. Merchants' average loan portfolio increased $11.33 million to $578.58 million from $567.25 million when comparing the first quarter of 2005 to 2004. The average interest rate earned on the loan portfolio increased 30 basis points to 6.00% for the first quarter of 2005 from 5.70% for the first quarter of 2004, and increased 26 basis points from the average of 5.74% for the fourth quarter of 2004. The average rate on Merchants' investment portfolio has also increased over the last year to 4.24% on average investments of $403.91 million for the first quarter of the current year from 4.00% on average investments of $361.81 million for the first quarter of last year, and 3.88% for the fourth quarter of 2004.

Merchants experienced a small increase in its interest expense on interest bearing deposits as the average rate increased to 0.94% for the first quarter of 2005 from 0.91% for the first quarter of 2004, and 0.86% for the fourth quarter of last year. Merchants has continued to carefully control deposit costs while remaining competitive in the current rising interest rate environment. Competitive pressures have continued to increase and Merchants has had to move deposit rates up more aggressively in the early part of the second quarter.

The average cost of borrowed funds has increased when comparing the first quarter of 2005 to the first quarter of 2004 and to the fourth quarter of last year. The average cost of short-term borrowings has increased by 161 basis points to 2.73% for the first quarter of 2005 from 1.12% for the first quarter of last year, and has increased 68 basis points from 2.05% when


compared to the fourth quarter of last year. Additionally, Merchants' average cost of long-term debt has increased to 2.74% for the first quarter of 2005 from 2.10% for the first quarter of 2004, and 2.53% for the fourth quarter of 2004. These increases have led to an overall increase in Merchants' average cost of interest bearing liabilities to 1.31% for the first quarter of 2005 compared to .95% for the first quarter of 2004 and 1.05% for the fourth quarter of last year.

As mentioned above, Merchants closed its private placement of an aggregate of $20 million in trust preferred securities on December 15, 2004. These hybrid securities qualify as regulatory capital for Merchants, up to certain regulatory limits. At the same time they are considered debt for tax purposes, and as such, interest payments are fully deductible. The trust preferred securities total $20.62 million, bear interest for five years at 5.95%, and after five years, the rate adjusts quarterly at a fixed spread over three month LIBOR. The interest cost incurred on the securities during the first quarter of 2005 was $297 thousand.

The table on page 12 shows the yield analysis for the periods reported.

Provision for Loan Losses: Management reviews the Allowance for Loan Losses ("Allowance") at least quarterly, which continues to be deemed adequate under current market conditions. No provision for loan losses was recorded during the first quarter of 2005 or 2004. See the discussion of Non-Performing Assets on pages 13 - 14 for additional information on the Allowance.

Noninterest Income: Total noninterest income increased slightly to $2.18 million from $2.15 million for the first quarter of 2005 compared to 2004. Net gains on sales of investments totaled $61 thousand for the first quarter of 2005 and $63 thousand for the first quarter of 2004. Merchants experienced an increase of $43 thousand in its Trust Company income. This 11% increase over the first quarter of last year is primarily attributable to an above average increase in new business during 2005 resulting in the overall increase in fee income during the first quarter. Merchants experienced a $71 thousand decrease in service charges on deposits when comparing the first quarter of 2005 to 2004. This decrease was driven by the fact that increases in the earnings credit rate have allowed business customers to decrease the amount of hard dollar charges they incur each month, reducing the level of service charge revenue. Additionally, although Merchants continues to experience increases in overdraft service charge revenue, the rate of the increase has slowed down as more customers use their debit cards for purchases; electronic transactions are not approved unless the customer has sufficient funds in their account to pay for the transaction. Other noninterest income has increased $63 thousand when comparing the first quarter of 2005 to 2004. As mentioned above, Merchants is experiencing decreases in check volumes and increases in electronic transactions. The net revenue for ATM and debit cards increased $39 thousand for the first quarter of 2005 compared to 2004.

Noninterest Expenses: Total noninterest expense increased $209 thousand for the first quarter of 2005 compared to 2004. Merchants continues to work toward controlling expenses, as evidenced by a 2.6 % year-over-year increase. Salaries and wages were virtually flat year-over-year at $2.97 million compared to $2.87 million. Merchants experienced a $34 thousand decrease in its employee benefits costs for the quarter; pension plan expenses have decreased for 2005 as a result of strong asset performance and changes in the retiree population. At the same time, Merchants continues to experience increases in health and group insurance related expenses as those costs continue to rise. Merchants' marketing expenses have decreased $34 thousand for the first quarter, due to decreased cost of new account opening premiums. Other noninterest expenses have increased $41 thousand when comparing the first quarter of 2005 to 2004 as a result of a number of small increases and decreases in the categories that make up this line item.

Balance Sheet Analysis

Average loans for the first quarter of 2005 were $578.58 million, an increase of $11.33 million over the first quarter of 2004, but a decrease of $7.69 million over the fourth quarter of last year. Period-end loans increased $1.42 million during the first quarter of 2005 to $585.75 million from $584.33 million at December 31, 2004.

Residential mortgage loan balances are up slightly from year-end. Merchants' residential loan balances are predominately in intermediate-term fixed rate loans, which amortize very quickly. During the first quarter Merchants introduced a new 7-1 ARM product that meets the requirements set by its Asset and Liability Committee ("ALCO") and its customers needs. The increased volume in sales for this product should generate sufficient volume to mitigate the rapid amortization of Merchants' current residential mortgage loan portfolio. A major component of Merchants' loan portfolio, commercial and industrial loans, is witnessing a decline due to competitive factors, decreased credit line utilization and accelerated amortization. Merchants has elected not to divert from its credit pricing except in cases where the overall relationship may warrant such action. Merchants has experienced an overall decline in new loan volume during the first quarter.

The following table summarizes the components of Merchants' loan portfolio as of March 31, 2005, and December 31, 2004:

(In thousands)	March 31, 2005	December 31, 2004

Commercial, financial and agricultural	$ 77,668	$ 82,644
Real estate loans - residential	266,450	265,306
Real estate loans - commercial	209,311	209,333
Real estate loans - construction	24,568	19,354
Installment loans	6,164	7,016
All other loans	1,589	679

Total loans	$ 585,750	$ 584,332

Average deposits for the quarter were $827.46 million, an increase of $25.73 million over the first quarter of 2004 average balances of $801.73 million; and a decrease of $17.50 million when comparing the first quarter of 2005 to the fourth quarter of 2004. Ending deposits were down slightly from year-end; the first quarter of the year is generally a time when Merchants experiences seasonal decreases in deposits. Merchants continued to focus most of its resources on the development of transaction accounts rather than higher cost time deposits. Currently 38% of its deposits are comprised of transaction accounts (excluding money market accounts) compared to 35% for the same period in 2004. Merchants' goal is to build this to 40%. As interest rates rise the cost of funds should favorably reflect this emphasis on low cost core deposits. Merchants has continued its emphasis on increasing its marquee Free Checking for Life® product. Average quarterly balances grew at an annualized rate of 7.4% from the fourth quarter of 2004 through the first quarter of 2005, and 15.5% when compared to average balances as of March 31, 2004.

Merchants' quarterly average investment portfolio increased 11.6% year-over-year; average balances for the first quarter of 2005 were $403.91 million compared to $361.81 million for the first quarter of 2004. Merchants has continued to leverage its balance sheet; its average total borrowing position with the Federal Home Loan Bank ("FHLB") was $120.42 million for the first quarter of 2005 compared to $87.03 million for the first quarter one year ago. This leverage strategy has helped Merchants continue to increase its net interest income dollars in spite of continued pressure on its net interest margin. However, the flattening of the yield curve over the last nine months combined with leverage that has been partially funded with short-term borrowings, has further challenged Merchants' ability to continue generating these additional net interest income dollars.

In the ordinary course of business, Merchants makes commitments for possible future extensions of credit. On March 31, 2005, Merchants was obligated to fund $9.1 million of standby letters of credit. No losses are anticipated in connection with these commitments.

Income Taxes

Merchants and its subsidiaries are taxed on income by the Internal Revenue Service at the federal level. The State of Vermont levies franchise taxes on banks based upon average deposit levels in lieu of taxing income. Franchise taxes are included in noninterest expenses in the consolidated statements of operations.

Total income tax expense was $912 thousand for the first quarter of 2005 compared to $934 thousand for the same period in 2004. Merchants recognized favorable tax benefits of $425 thousand for the first three months of 2005, compared to $400 thousand for the same period in 2004, representing the amount of the federal tax credits earned during these periods. Merchants' statutory tax rate was 35% for all periods. The recognition of low income housing tax credits has contributed to Merchants' effective tax rate of 24% for the first three months of 2005.

Liquidity and Capital Resources

Merchants' liquidity is monitored by the ALCO, based upon policies approved by the Board of Directors. Merchants uses the FHLB as one of its primary sources of liquidity. Because of the leveraging of the investment portfolio Merchants' availability with FHLB is almost fully utilized. Merchants has an overnight line of credit with FHLB of $15 million and an estimated additional borrowing capacity with the FHLB of $10 million. Additionally, Merchants has $28 million in available Federal Funds lines of credit at March 31, 2005 and the ability to borrow through the use of repurchase agreements, collateralized by Merchants' investments, with certain approved counterparties. Merchants' investment portfolio, which is managed by Merchants' ALCO, totaled $409.27 million at March 31, 2005, and is a strong source of cash flow for Merchants.

During the first quarter of 2005 Merchants issued 99,601 shares out of treasury for the purpose of reinvesting the cash in its 401(k) and Directors' deferred compensation plans generated by the special dividend paid in December 2004. Merchants was also active in its stock buyback plan during the quarter, and purchased 64,900 shares at an average price of $26.44.

As of March 31, 2005, Merchants exceeded all applicable regulatory capital requirements. The following table represents the actual capital ratios and capital adequacy requirements for Merchants as of March 31, 2005 and 2004:

			For Capital
	Actual		Adequacy Purposes

(In thousands)	Amount (1)	Percent	Amount	Percent

	As of March 31, 2005

Tier 1 leverage capital	$ 85,779	8.22%	$ 41,863	4.00%
Tier 1 risk-based capital	85,779	12.44%	27,667	4.00%
Total risk-based capital	93,256	13.52%	55,334	8.00%

	As of March 31, 2004

Tier 1 leverage capital	$ 85,468	8.64%	$ 39,584	4.00%
Tier 1 risk-based capital	85,468	13.66%	25,028	4.00%
Total risk-based capital	93,291	14.91%	50,056	8.00%

(1)	The March 31, 2005 amounts include $20 million in trust preferred securities issued in December 2004. These hybrid securities qualify as regulatory capital up to certain regulatory limits.

Merchants Bancshares, Inc.
Average Balance Sheets and Average Rates
(Unaudited)

	Three Months Ended

	March 31, 2005			March 31, 2004

		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
(In thousands, fully taxable equivalent)	Balance	Expense	Rate	Balance	Expense	Rate

ASSETS:
Loans, including fees on loans (1)	$ 578,582	$ 8,561	6.00%	$567,250	$ 8,042	5.70%
Taxable investments	403,912	4,221	4.24%	361,805	3,594	4.00%
Federal funds sold, securities
purchased under agreements to
resell and interest bearing deposits
with banks	114	1	3.87%	1,680	5	1.20%

Total interest earning assets	982,608	$12,783	5.28%	930,735	$11,641	5.03%

Allowance for loan losses	(7,518)			(7,958)
Cash and due from banks	37,547			36,911
Premises and equipment, net	12,659			13,066
Other assets	19,031			17,995

Total assets	$1,044,327			$990,749

LIABILITIES AND
SHAREHOLDERS' EQUITY:
Interest bearing deposits:
Savings, NOW & money market
accounts	$ 517,327	$ 780	0.61%	$499,222	$ 606	0.49%
Time deposits	194,317	871	1.82%	196,514	972	1.99%

Total interest bearing deposits	711,644	1,651	0.94%	695,736	1,578	0.91%

Short-term borrowings	52,181	351	2.73%	73,260	204	1.12%
Long-term debt	68,750	465	2.74%	14,717	77	2.10%
Junior subordinated debentures
issued to unconsolidated subsidiary
trust	20,619	297	5.71%	0	0	0.00%

Total interest bearing liabilities	853,194	$ 2,764	1.31%	783,713	$ 1,859	0.95%

Noninterest bearing deposits	115,819			105,991
Other liabilities	9,727			13,476
Shareholders' equity	65,587			87,569

Total liabilities and
shareholders'equity	$1,044,327			$990,749

Net interest earning assets	$ 129,414			$147,022

Net interest income (fully taxable
equivalent)		$10,019			$ 9,782

Net interest rate spread			3.97%			4.08%

Net interest margin			4.14%			4.23%

(1)	Includes principal balance of non-accrual loans and fees on loans.

Non-Performing Assets and the Allowance for Loan Losses

Stringent credit quality is a major strategic focus of Merchants. Although Merchants has been successful in minimizing its problem assets to date, there is no assurance that Merchants will not have increased levels of problem assets in the future, particularly in light of current or future economic conditions. There is also no assurance that Merchants will not need to increase the Allowance in the future.

The following table summarizes Merchants' non-performing assets at the dates indicated:

(In thousands)	March 31, 2005	December 31, 2004	March 31, 2004

Nonaccrual loans	$ 3,638	$ 3,233	$ 857
Loans past due 90 days or more and
still accruing interest	--	20	52
Restructured loans	82	83	87

Total nonperforming loans ("NPL")	3,720	3,336	996
Other real estate owned ("OREO")	--	--	--

Total nonperforming assets ("NPA")	$ 3,720	$ 3,336	$ 996

The level of nonperforming assets increased during the first quarter, primarily due to the addition of both a loan secured by a lodging property in southern Vermont and a commercial property in Burlington to nonaccrual. These additions more than offset a $490 thousand reduction in an existing non-accrual relationship. Restructured loans were virtually unchanged during the quarter. At March 31, 2005 there were no loans past due 90 days or more and still accruing, nor were there any properties in OREO.

The following table summarizes year-to-date activity in Merchants' Allowance for Loan Losses through the dates indicated:

(In thousands)	March 31, 2005	December 31, 2004	March 31, 2004

Allowance beginning of year	$ 7,512	$ 7,954	$ 7,954
Charge-offs:
Commercial, lease financing and all other	(64)	(56)	--
Real estate - commercial	--	--	--
Real estate - mortgage	(1)	(703)	--
Installment and other consumer	--	(17)	--

Total charge-offs	(65)	(776)	--

Recoveries:
Commercial, lease financing and all other	14	34	4
Real estate - commercial	--	--	--
Real estate - mortgage	15	297	2
Installment and other consumer	1	3	2

Total recoveries	30	334	8

Net (charge-offs) recoveries	(35)	(442)	8

Provision for loan losses	--	--	--

Allowance end of period	$ 7,477	$ 7,512	$ 7,962

The Allowance is based on management's estimate of the amount required to reflect the risks in the loan portfolio, based on circumstances and conditions at each reporting date. Merchants reviews the adequacy of the Allowance at least quarterly. Factors considered in evaluating the adequacy of the Allowance include previous loss experience, current economic conditions and their effect on borrowers, the performance of individual loans in relation to contract terms and estimated fair values of properties to be foreclosed. The method used in determining the amount of the Allowance is not based on maintaining a specific percentage of Allowance to total loans or total NPA. Rather, the methodology is a comprehensive analytical process of assessing the credit risk inherent in the loan portfolio. This assessment incorporates a broad range of factors, which indicate both general and specific credit risk, as well as a consistent methodology for quantifying probable credit losses. Losses are charged against the Allowance when management believes that the collectibility of principal is doubtful. To the extent management determines the level of anticipated losses in the portfolio has increased or diminished significantly, the Allowance is adjusted through current earnings. As part of Merchants' analysis of specific credit risk,


detailed and extensive reviews are done on larger credits and problematic credits identified on the watched asset list, non-performing asset listings and internal credit rating reports. An outside loan review firm examines portions of Merchants' commercial loan portfolio three times per year. Over the course of the year, approximately 70% of commercial loan balances are reviewed, including all relationships over $1.0 million and criticized and classified loans over $500 thousand. Issues addressed by the loan review process include the accuracy of Merchants' internal risk ratings system, loan quality, and adequacy of the Allowance. Loans deemed impaired at March 31, 2005, totaled $3.8 million; of this total $3.7 million are included as non-performing assets in the table above.

The Allowance level reflects management's current strategies and efforts to maintain the Allowance at a level adequate to provide for loan losses based on an evaluation of known and inherent risks in the loan portfolio. Among the factors that management considers in establishing the level of the Allowance are overall findings from an analysis of individual loans, the overall risk characteristics and size of the loan portfolio, past credit loss history, management's assessment of current economic and real estate market conditions and estimates of the current value of the underlying collateral. Management considered the balance of the Allowance adequate at March 31, 2005.

The following table reflects Merchants' non-performing asset and coverage ratios as of March 31, 2005, December 31, 2004, and March 31, 2004:

	March 31, 2005	December 31, 2004	March 31, 2004

NPL to total loans	0.64%	0.57%	0.17%
NPA to total loans plus OREO	0.64%	0.57%	0.17%
Allowance to total loans	1.28%	1.29%	1.39%
Allowance to NPL	201%	225%	799%
Allowance to NPA	201%	225%	799%

Item 3. Quantitative and Qualitative Disclosures About Market Risk

General

Management and Merchants' Board of Directors are committed to sound risk management practices throughout the organization. Merchants has developed and implemented a centralized risk management monitoring program. Risks associated with Merchants' business activities and products are identified and measured for probability of occurrence and impact on Merchants (low, moderate, or high), and the control or other activities in place to manage those risks are identified and assessed. Periodically, department-level and senior managers re-evaluate and report on the risk management processes for which they are responsible. This documented program provides management with a comprehensive framework for monitoring Merchants' risk profile from a macro perspective; it also serves as a tool for assessing internal controls over financial reporting as required under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), and the Sarbanes-Oxley Act of 2002.

Market Risk

Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates and prices such as interest rates, foreign currency exchange rates, commodity prices, and equity prices. Merchants' primary market risk exposure is interest rate risk. An important component of Merchants' asset and liability management process is the ongoing monitoring and management of this risk, which is governed by established policies that are reviewed and approved annually by Merchants' Board of Directors. The Board of Directors delegates responsibility for carrying out the asset and liability management policies to the ALCO. In this capacity the ALCO develops guidelines and strategies impacting Merchants' asset and liability management related activities based upon estimated market risk sensitivity, policy limits and overall market interest rate levels and trends. Merchants consults with an outside investment advisory firm to identify opportunities for increased yield without significantly increasing risk, in the investment portfolio.

Interest Rate Risk

The ALCO is responsible for evaluating and managing the interest rate risk which arises naturally from imbalances in repricing, maturity and cash flow characteristics of Merchants' assets and liabilities. The ALCO is responsible for ensuring that the Board of Directors receives accurate information regarding Merchants' interest rate risk position at least quarterly. The ALCO uses an outside consultant to perform rate shocks of Merchants' balance sheet, and to perform a variety of other analyses. The consultant's most recent review was as of February 28, 2005. At that time Merchants' one-year gap position was a $51.20 million liability-sensitive position compared to a $29.22 million liability-sensitive position at the end of 2004. Total liabilities have shortened slightly since year end, and total assets have lengthened as Merchants has stretched the duration on its investment portfolio slightly to 2.54 years. Merchants strives to keep its one-year interest rate sensitivity gap as neutral as possible so that benefits can be realized in both a falling and a rising interest rate environment.


Because of the current rate environment Merchants' consultant modeled a 100 basis point decrease, as well as a 200 basis point increase, at the February 28, 2005 review. At that time the change in net interest income for the next 12 months from Merchants' expected or "most likely" forecast was as follows:

Percent Change in
Rate Change	Net Interest Income

Up 200 basis points	(0.49)%
Down 100 basis points	0.15%

In a rising rate environment net interest income decreases as funding costs rise more quickly than asset yields reset, causing margin compression in the short term. This trend reverses over time as asset yields continue to improve and funding costs stabilize, leading to increased net interest margin and net interest income. In a falling rate environment initial funding cost reductions, particularly on short-term borrowing and money market deposits, sustain net interest income levels in the short term. As funding costs reach their floors and asset yields continue to reset in a lower rate environment, additional margin compression is expected.

The analysis discussed above includes no growth assumptions. The consultant also ran additional simulations, which modeled an upward movement in rates with a flattening yield curve, and a simulation using Merchants' current growth assumptions. The growth model showed that margin dollars increase in all scenarios as Merchants continues to grow its balance sheet. The flattening yield curve scenario resulted in additional margin compression. These types of dynamic analyses give the ALCO a more thorough understanding of how Merchants' balance sheet will perform in a variety of rate environments.

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

Credit Risk

The Board of Directors reviews and approves Merchants' loan policy on an annual basis. Among other things, the loan policy establishes restrictions on the types of loans that may be granted, and the distribution of loan types within Merchants' portfolio. Merchants' Board of Directors grants each loan officer the authority to originate loans on behalf of Merchants, subject to certain limitations. These authorized lending limits are reviewed at least annually and are based upon the lender's knowledge and experience. Loan requests that exceed a lender's authority require the signature of Merchants' credit division manager, senior loan officer, and/or president. All extensions of credit of $2.5 million or greater to any one borrower or related party interest, are reviewed and approved by the Loan Committee of Merchants' Board of Directors. Merchants' loan portfolio is continuously monitored for performance, creditworthiness and strength of documentation through the use of a variety of management reports and with the assistance of an external loan review firm. Credit ratings are assigned to commercial loans and are reviewed on a routine basis. Loan officers or the loan workout function take remedial actions to assure full and timely payment of loan balances when necessary. Merchants' policy is to discontinue the accrual of interest on loans when scheduled payments become contractually past due 90 or more days and the ultimate collectibility of principal or interest becomes doubtful.

Item 4. Controls and Procedures

The principal executive officer, principal financial officer, and other members of senior management of Merchants have evaluated the disclosure controls and procedures of Merchants as of the end of the period covered by this quarterly report. Based on this evaluation, Merchants has concluded that the disclosure controls and procedures effectively ensure that information required to be disclosed in Merchants' filings and submissions with the Securities and Exchange Commission under the Exchange Act, is accumulated and communicated to Merchants' management (including the principal executive officer and principal financial officer) and is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. In addition, Merchants has reviewed its internal controls over financial reporting and there have been no significant changes in its internal controls or in the other factors that could significantly affect those controls during the quarter ended March 31, 2005.

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

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:
31.1 - Certification of Chief Executive Officer of the Company Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14
31.2 - Certification of Chief Financial Officer of the Company Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14
32.1 - Certification of Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 - Certification of Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Current Reports on Form 8-K:
Merchants Bancshares, Inc. filed a Current Report on Form 8-K on April 22, 2005, with respect to a press release it issued announcing a quarterly dividend.

MERCHANTS BANCSHARES, INC.
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Merchants Bancshares, Inc.

/s/ Joseph L. Boutin

Joseph L. Boutin
President &Chief Executive Officer

/s/ Janet P. Spitler

Janet P. Spitler
Chief Financial Officer &Treasurer

May 4, 2005

Date
