Form 10-Q
period 2005-06-30
MERCHANTS BANCSHARES INC
filed 2005-08-03
CIK 726517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2005

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________________________ to __________________________________

Commission file number:	0-11595

Merchants Bancshares, Inc.

(Exact name of registrant as specified in its charter)

Delaware	03-0287342

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

275 Kennedy Drive, South Burlington, Vermont	05403

(Address of principal executive offices)	(Zip Code)

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
[X] Yes [ ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of July 29, 2005, the registrant had outstanding 6,299,202 shares of Common Stock, par value $0.01 per share.

MERCHANTS BANCSHARES, INC.
FORM 10-Q
TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Consolidated Balance Sheets
	June 30, 2005 and December 31, 2004	1

	Consolidated Statements of Income
	For the three months ended June 30, 2005 and 2004,
	and the six months ended June 30, 2005 and 2004	2

	Consolidated Statements of Comprehensive Income (Loss)
	For the three months ended June 30, 2005 and 2004,
	and the six months ended June 30, 2005 and 2004	3

	Consolidated Statements of Cash Flows
	For the six months ended June 30, 2005 and 2004	4

	Notes to Interim Consolidated Financial Statements	5 - 7

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	7 - 16

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	16 - 17

Item 4.	Controls and Procedures	17

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults upon Senior Securities	18

Item 4.	Submission of Matters to a Vote of Security Holders	18

Item 5.	Other Information	18

Item 6.	Exhibits	19

Signatures		20

Exhibits

MERCHANTS BANCSHARES, INC.
PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

Merchants Bancshares, Inc.
Consolidated Balance Sheets
(Unaudited)

			June 30,	December 31,
	(In thousands except share and per share data)		2005	2004

	ASSETS
	Cash and due from banks		$ 37,504	$ 40,325
	Investments:
	Securities available for sale		370,999	357,015
	Securities held to maturity (fair value of $18,398 and $20,574)		17,734	19,532

	Total investments		388,733	376,547

	Loans		595,176	584,332
	Less: Allowance for loan losses		7,497	7,512

	Net loans		587,679	576,820

	Federal Home Loan Bank stock		8,896	7,547
	Bank premises and equipment, net		12,484	12,841
	Investment in real estate limited partnerships		9,560	8,589
	Other assets		9,579	9,736

	Total assets		$1,054,435	$1,032,405

	LIABILITIES
	Deposits
	Demand deposits		$ 112,236	$ 119,089
	Savings, NOW and money market accounts		503,856	520,489
	Time deposits $100 thousand and greater		50,884	39,908
	Other time deposits		170,966	154,678

	Total deposits		837,942	834,164

	Demand note due U.S. Treasury		1,957	2,374
	Other short-term borrowings		40,000	55,000
	Other liabilities		11,016	5,307
	Long-term debt		76,594	49,757
	Junior subordinated debentures issued to unconsolidated
	subsidiary trust		20,619	20,619

	Total liabilities		988,128	967,221

	Commitments and contingencies (Note 6)
	SHAREHOLDERS' EQUITY
	Preferred stock Class A non-voting
	Shares authorized - 200,000, none outstanding		--	--
	Preferred stock Class B voting
	Shares authorized - 1,500,000, none outstanding		--	--
	Common stock, $.01 par value		67	67
	Shares authorized	10,000,000
Issued	As of June 30, 2005	6,651,760
	As of December 31, 2004	6,651,760
Outstanding	As of June 30, 2005	5,989,286
	As of December 31, 2004	5,973,695
	Capital in excess of par value		36,383	34,490
	Retained earnings		41,422	38,893
	Treasury stock, at cost		(13,224)	(11,065)
	As of June 30, 2005	662,474
	As of December 31, 2004	678,065
	Deferred compensation arrangements		5,198	5,120
	Accumulated other comprehensive loss		(3,539)	(2,321)

	Total shareholders' equity		66,307	65,184

	Total liabilities and shareholders' equity		$1,054,435	$1,032,405

See accompanying notes to consolidated financial statements

Merchants Bancshares, Inc.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(In thousands except per share data)	2005	2004	2005	2004

Interest and fees on loans	$ 9,030	$ 8,026	$17,586	$16,066
Interest and dividends on investments
U.S. Treasury and Agency obligations	1,696	1,595	3,376	3,200
Other	2,559	1,884	5,101	3,878

Total interest and dividend income	13,285	11,505	26,063	23,144

INTEREST EXPENSE
Savings, NOW and money market accounts	962	625	1,742	1,231
Time deposits $100 thousand and greater	241	237	423	564
Other time deposits	869	615	1,558	1,261
Other borrowed funds	365	118	716	322
Long-term debt	926	201	1,688	277

Total interest expense	3,363	1,796	6,127	3,655

Net interest income	9,922	9,709	19,936	19,489
Provision for loan losses	--	--	--	--

Net interest income after provision for loan losses	9,922	9,709	19,936	19,489

NONINTEREST INCOME
Trust company income	414	390	835	768
Service charges on deposits	1,126	1,254	2,202	2,401
Gains (losses) on sales of investment securities, net	23	(67)	84	(4)
Other	740	635	1,366	1,198

Total noninterest income	2,303	2,212	4,487	4,363

NONINTEREST EXPENSE
Salaries and wages	3,106	2,909	6,079	5,777
Employee benefits	910	918	1,943	1,985
Occupancy expense, net	757	755	1,573	1,553
Equipment expense	806	742	1,608	1,454
Legal and professional fees	472	540	897	963
Marketing	226	304	574	686
Equity in losses of real estate limited partnerships, net	420	431	850	844
State franchise taxes	242	232	474	460
Other	1,295	1,300	2,622	2,586

Total noninterest expense	8,234	8,131	16,620	16,308

Income before provision for income taxes	3,991	3,790	7,803	7,544
Provision for income taxes	934	948	1,846	1,882

NET INCOME	$ 3,057	$ 2,842	$ 5,957	$ 5,662

Basic earnings per common share	$ 0.48	$ 0.46	$ 0.94	$ 0.91
Diluted earnings per common share	$ 0.48	$ 0.45	$ 0.94	$ 0.90

See accompanying notes to consolidated financial statements

Merchants Bancshares, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2005	2004	2005	2004

Net income	$3,057	$ 2,842	$ 5,957	$ 5,662
Change in net unrealized appreciation (depreciation) of securities available for sale, net of taxes of $1,139, $(2,452), $(624)
and $(1,378)	2,115	(4,554)	(1,159)	(2,560)
Reclassification adjustments for net securities losses (gains)
included in net income, net of taxes of $(8), $23, $(29) and $1	(15)	44	(55)	3

Comprehensive income before transfers	5,157	(1,668)	4,743	3,105
Impact of transfer of securities from available for sale
to held to maturity, net of taxes of $(1), $3, $(2) and $6	(2)	5	(4)	11

Comprehensive income (loss)	5,155	(1,663)	4,739	$ 3,116

See accompanying notes to consolidated financial statements

Merchants Bancshares, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

For the six months ended June 30,	2005	2004

(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$ 5,957	$ 5,662
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Deferred Tax Expense	270	--
Depreciation and Amortization	2,950	3,036
Net (Gains) Losses on Sales of Investment Securities	(84)	4
Equity in Losses of Real Estate Limited Partnerships	880	863
Changes in Assets and Liabilities:
(Increase) Decrease in Interest Receivable	(9)	202
Decrease in Other Assets	652	349
Increase (Decrease) in Interest Payable	109	(96)
Increase in Other Liabilities	1,031	79

Net Cash Provided by Operating Activities	11,756	10,099

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from Sales of Investment Securities Available for Sale	10,656	59,391
Proceeds from Maturities of Investment Securities Available for Sale	46,102	46,570
Proceeds from Maturities of Investment Securities Held to Maturity	1,792	7,933
Purchases of Investment Securities Available for Sale	(69,596)	(148,463)
Loan Originations in Excess of Principal Payments	(10,858)	(20,066)
Purchases of Federal Home Loan Bank Stock	(1,349)	(3,030)
Investments in Real Estate Limited Partnerships	(1,851)	(3,008)
Purchases of Bank Premises and Equipment	(786)	(1,318)

Net Cash Used in Investing Activities	(25,890)	(61,991)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Increase in Deposits	3,778	8,673
Net Decrease in Short-term Borrowings	(15,417)	(10,905)
Proceeds from Long-term Debt	45,000	60,000
Principal Payments on Long-term Debt	(18,163)	(3,338)
Cash Dividends Paid	(3,032)	(2,842)
Purchases of Treasury Stock	(3,783)	--
Proceeds from Sale of Treasury Stock	2,940	9
(Decrease) Increase in Deferred Compensation Arrangements	(85)	93
Proceeds from Exercise of Stock Options	75	103

Net Cash Provided by Financing Activities	11,313	51,793

Decrease in Cash and Cash Equivalents	(2,821)	(99)
Cash and Cash Equivalents Beginning of Year	40,325	34,891

Cash and Cash Equivalents End of Period	$ 37,504	$ 34,792

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Total Interest Payments	$ 5,428	$ 3,751
Total Income Tax Payments	500	1,570
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES
Distribution of Stock Under Deferred Compensation Arrangements	493	347
Distribution of Treasury Stock in Lieu of Cash Dividend	395	375

See accompanying notes to consolidated financial statements

Notes To Interim Consolidated Financial Statements:

See Merchants Bancshares, Inc. ("Merchants") 2004 Annual Report on Form 10-K for additional information.

Note 1: Financial Statement Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. All adjustments necessary for a fair presentation of the interim consolidated financial statements of Merchants as of June 30, 2005, and for the three and six months ended June 30, 2005 and 2004, have been included. The information was prepared from the unaudited financial statements of Merchants Bancshares, Inc. and its subsidiaries, Merchants Bank, Merchants Trust Company, Merchants Properties, Inc. and MBVT Statutory Trust I.

Note 2: Stock-based Compensation

Merchants has granted stock options to certain key employees. The options are exercisable immediately after the two-year vesting period. Nonqualified stock options may be granted at any price determined by the Nominating and Governance Committee of Merchants' Board of Directors. All stock options have been granted at or above fair market value at the date of grant.

Merchants accounts for its stock-based compensation plans in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Merchants has adopted SFAS No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize the fair value of all stock-based awards measured on the date of the grant as expense over the vesting period. Merchants has also adopted SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123," which, among other things, amends the disclosure requirements of SFAS No. 123. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and earnings per share disclosures for employee stock-based grants made in 1995 and future years as if the fair value based method defined in SFAS No. 123 had been applied. In December 2004, the FASB issued revised statement No. 123 ("FAS 123R"), "Share-Based Payment", which requires companies to expense the estimated fair value of employee stock options and similar awards. Since the December 2004 issuance of FAS 123R, the SEC has elected to defer the effective date. The accounting provisions of FAS 123R will be effective for public companies at the beginning of the first annual period beginning after June 15, 2005. Merchants will adopt the provisions of FAS 123R using a modified prospective application. Under the modified prospective application, the provisions of FAS 123R, will apply to new awards, awards that are outstanding on the effective date that have yet to vest, and to awards that are outstanding on the effective date and are subsequently modified or cancelled. Compensation expense for outstanding awards for which the requisite service has not been rendered as of the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under FAS 123. Based on the fact that Merchants has not granted options since 2001, and all options have vested, Merchants does not expect FAS 123R to have a material impact on the Company's financial position or results of operations.

The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model. No options have been granted since August 2001. Under SFAS No. 123, Merchants' net income and earnings per share for the three and six month periods ended June 30, 2005 and 2004 would have been the same as the amounts reported in the accompanying interim consolidated financial statements. Pro forma compensation expense for options granted is reflected over the vesting period; therefore, future pro forma compensation expense may be greater if additional options are granted.

Note 3: Earnings Per Share
The following tables present reconciliations of the calculations of basic and diluted earnings per common share for the periods indicated:

		Weighted
	Net	Average	Per Share
(In thousands except share and per share data)	Income	Shares	Amount

	Three months ended June 30, 2005

Basic earnings per common share:
Net income available to common shareholders	$ 3,057	6,316,227	$0.48
Diluted earnings per common share:
Effect of dilutive stock options	--	42,279
Net income available to common shareholders and stock
option exercise	3,057	6,358,506	0.48

	Three months ended June 30, 2004

Basic earnings per common share:
Net income available to common shareholders	$ 2,842	6,224,674	$0.46
Diluted earnings per common share:
Effect of dilutive stock options	--	63,899
Net income available to common shareholders and stock
option exercise	2,842	6,288,573	0.45

	Six months ended June 30, 2005

Basic earnings per common share:
Net income available to common shareholders	$ 5,957	6,322,872	$0.94
Diluted earnings per common share:
Effect of dilutive stock options	--	43,270
Net income available to common shareholders and stock
option exercise	5,957	6,366,142	0.94

	Six months ended June 30, 2004

Basic earnings per common share:
Net income available to common shareholders	$ 5,662	6,217,467	$0.91
Diluted earnings per common share:
Effect of dilutive stock options	--	67,398
Net income available to common shareholders and stock
option exercise	5,662	6,284,865	0.90

Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding for the three and six month periods ended June 30, 2005 and 2004. As of June 30, 2005 and 2004, there were no anti-dilutive stock options outstanding.

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

The following table summarizes the components of net periodic benefit costs for the periods indicated:

	Pension Benefits

	Three months ended		Six months ended
	June 30,		June 30,
(In thousands)	2005	2004	2005	2004

Interest cost	$ 112	$ 126	$ 224	$ 252
Expected return on Plan assets	(140)	(123)	(280)	(246)
Amortization of net loss	38	61	76	123

Net periodic benefit cost	$ 10	$ 64	$ 20	$ 129

Merchants contributed $150 thousand to its pension plan on April 5, 2005. No further contributions are required during 2005, but Merchants may make a discretionary contribution during the second half of the year.

Note 5: Stock Repurchase Program

In January 2001, Merchants' Board of Directors approved a stock repurchase program. In January 2005, the Board of Directors voted to extend the program until January 2006. Under the program, Merchants is authorized to repurchase up to 300,000 shares of its own common stock. Under the plan, Merchants has purchased 275,781 shares of its own common stock on the open market, at an average per share price of $23.29 through June 30, 2005; 97,900 of these shares were purchased during the first two quarters of 2005 at an average price of $26.50.

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

Merchants does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are conditional commitments issued by Merchants to guarantee the performance of a customer to a third party. Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit totaled approximately $8.66 million at June 30, 2005 and represent the maximum potential future payments Merchants could be required to make. Typically, these instruments have terms of 12 months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on balance sheet instruments. Merchants' policies governing loan collateral apply to standby letters of credit at the time of credit extension. Loan-to-value ratios are generally consistent with loan-to-value requirements for other commercial loans secured by similar types of collateral. The fair value of Merchants' standby letters of credit at June 30, 2005 was insignificant.

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

(iv)

the fact that at June 30, 2005, a significant portion of Merchants' loan portfolio was comprised of commercial loans, exposing Merchants to the risks inherent in financings based upon analyses of credit risk, the value of underlying collateral, including real estate, and other more intangible factors, which are considered in making commercial loans;

(v)

the fact that at June 30, 2005, approximately 84% of Merchants' loan portfolio was comprised of real estate loans, exposing Merchants to the risks inherent in financings based upon analyses of credit risk and the value of underlying collateral. Accordingly, Merchants' profitability may be negatively impacted by errors in risk analyses, by loan defaults, and the ability of certain borrowers to repay such loans may be adversely affected by any downturn in general economic conditions;

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

(viii)

the fact that the potential need to adapt to industry changes in information technology systems, on which Merchants is highly dependent to secure bank and customer financial information, could present operational issues, require significant capital spending or impact Merchants' reputation; and

(ix) the fact that Merchants actively evaluates acquisition and other expansion opportunities and strategies, the implementation of which could affect Merchants' financial performance.

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

General

All adjustments necessary for a fair presentation of the interim consolidated financial statements of Merchants as of June 30, 2005, and for the three and six months ended June 30, 2005 and 2004, have been included. The information was prepared from the unaudited financial statements of Merchants Bancshares, Inc. and its subsidiaries, Merchants Bank, Merchants Trust Company, Merchants Properties, Inc. and MBVT Statutory Trust I.

Results of Operations
Overview

Net income for the second quarter of 2005 was $3.06 million, an 8% increase over net income of $2.84 million for the second quarter of 2004. The return on average assets and return on average equity for the second quarter of 2005 were 1.15% and 18.89% respectively, compared to 1.15% and 12.96%, respectively, for the second quarter of 2004. Net income for the first six months of 2005 was $5.96 million, compared to $5.66 million for the same period last year. The return on average assets and return on average equity for the first six months of 2005 were 1.13% and 18.29% respectively, compared to 1.14% and 12.91%, respectively, for the first six months of 2004. The following were the major factors contributing to the results for the first half of 2005 compared to 2004:

* Net interest income increased $447 thousand, or 2.3%, in spite of continued margin compression;

*

Noninterest income increased $124 thousand, or 2.8%. Merchants continued to experience increases in fees generated by electronic banking; these increases were offset by decreases in monthly service charge revenue;

*	Noninterest expense increased $312 thousand, or 1.9%, primarily due to increases in anticipated incentive payouts, rising health insurance costs and increased occupancy and equipment expenses;

*	Average loans have increased $10.43 million, or 1.8%, over the same quarter last year;

*	Average deposits have increased $25.70 million, or 3.2%, over the same quarter last year.

Net Interest Income: Merchants' net interest income, on a fully taxable equivalent basis, increased $213 thousand, or 2.2%, for the second quarter of this year compared to last year, and $451 thousand, or 2.3% for the first six months of 2005, primarily due to higher levels of interest earning assets. Interest income on loans was $9.03 million for the second quarter, a 12.5% increase over the $8.03 million earned for the second quarter of last year, and was $17.60 million for the first half of the year, a 9.5% increase over the first half of last year. These increases are the result of an increased loan portfolio size, and increases in the Prime rate which positively impacted the adjustable portion of the portfolio. Merchants also experienced an increase in income earned on its investment portfolio; the portfolio earned $4.26 million for the second quarter of 2005, a 22.6% increase over the second quarter of last year. Investment income for the first six months of 2005 was $8.48 million, a 20.0% increase over the same period in 2004. Increases in investment income were driven by an overall larger investment portfolio, and higher yields as new investments have been brought on at higher yields than maturing investments.

These increases in interest income were offset by increases in interest expense. Interest expense on deposits was $2.07 million for the second quarter of 2005, and was $3.72 million for the first half of the year, representing a 40.3% and 21.8% respective increase over the same periods in 2004. Merchants' deposits are generally priced at the short end of the yield curve which has experienced large increases over the last year. The Federal funds rate increased 2.25% from 1.00% to 3.25% over the last year; at the same time the two-year treasury increased 95 basis points, a 35% increase, to 3.63% at June 30, 2005 from 2.68% at June 30, 2004, leading to the large percentage increase in interest expense on deposits. Increases in costs for borrowings have been even more dramatic as short-term rates have risen. The average cost of short-term borrowings for the second quarter of 2005 was 3.10%, compared to 1.16% for the same period in 2004. These rate increases, coupled with a 62% increase in average short-term and long-term borrowings for the second quarter and 49% for the first six months of the year, have caused interest expense on short and long-term borrowings to increase to $993 thousand for the second quarter of 2005 compared to $319 thousand for the same quarter of last year; and $1.81 million for the first six months of the year compared to $599 thousand for the same period last year. Merchants closed its private placement of an aggregate of $20 million in trust preferred securities on December 15, 2004, which has also contributed to increases in interest expense. The interest cost incurred on the trust preferred securities during the second quarter of 2005 was $298 thousand, and was $595 thousand for the first six months of 2005.

Merchants' net interest spread for the second quarter of 2005 compared to 2004 decreased 25 basis points to 3.80% from 4.05%, and was 17 basis points lower than the first quarter of 2005. Merchants' net interest spread decreased 18 basis points to 3.88% from 4.06% when comparing the first six months of the current year to last year. The net interest margin also decreased over the same period and was 3.99% for the second quarter of this year compared to 4.14% for the first quarter of 2005 and 4.20% for the same period last year, and was 4.06% compared to 4.21% for the first six months of 2005 and 2004 respectively.

The following tables set forth certain information for the three and six months ended June 30, 2005 and 2004. For the periods indicated, the total dollar amount of interest income from average earning assets and the resultant yields, as well as the interest expense on average interest bearing liabilities, are expressed both in dollars and rates, and on a tax equivalent basis.

Merchants Bancshares, Inc.
Average Balance Sheets and Average Rates
(Unaudited)

	Three Months Ended

	June 30, 2005			June 30, 2004

		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
(In thousands, fully taxable equivalent)	Balance	Expense	Rate	Balance	Expense	Rate

ASSETS:
Loans, including fees on loans (1)	$ 590,400	$ 9,035	6.14%	$579,975	$ 8,031	5.57%
Taxable investments	406,871	4,255	4.19%	348,111	3,472	4.01%
Federal funds sold, securities
purchased under agreements to
resell and interest bearing deposits
with banks	55	0	0.00%	2,362	7	1.19%

Total interest earning assets	997,326	$13,290	5.35%	930,448	$11,510	4.97%

Allowance for loan losses	(7,505)			(8,002)
Cash and due from banks	37,631			37,719
Premises and equipment, net	12,520			13,239
Other assets	19,328			18,398

Total assets	$1,059,300			$991,802

LIABILITIES AND
SHAREHOLDERS' EQUITY:
Interest bearing deposits:
Savings, NOW & money market
accounts	$ 516,847	$ 962	0.75%	$511,222	$ 625	0.49%
Time deposits	207,298	1,110	2.15%	192,081	852	1.78%

Total interest bearing deposits	724,145	2,072	1.15%	703,303	1,477	0.84%

Short-term borrowings	47,251	365	3.10%	41,084	118	1.16%
Long-term debt	80,066	628	3.15%	37,379	201	2.16%
Junior subordinated debentures
issued to Unconsolidated subsidiary
trust	20,619	298	5.77%	0	0	0.00%

Total interest bearing liabilities	872,081	$ 3,363	1.55%	781,766	$ 1,796	0.92%

Noninterest bearing deposits	115,494			110,640
Other liabilities	7,006			11,675
Shareholders' equity	64,719			87,721

Total liabilities and
shareholders'equity	$1,059,300			$991,802

Net interest earning assets	$ 125,245			$148,682

Net interest income (fully taxable
equivalent)		$ 9,927			$ 9,714

Net interest rate spread			3.80%			4.05%

Net interest margin			3.99%			4.20%

(1)	Includes principal balance of non-accrual loans and fees on loans.

Merchants Bancshares, Inc.
Average Balance Sheets and Average Rates
(Unaudited)

	Six Months Ended

	June 30, 2005			June 30, 2004

		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
(In thousands, fully taxable equivalent)	Balance	Expense	Rate	Balance	Expense	Rate

ASSETS:
Loans, including fees on loans (1)	584,524	17,597	6.07%	$573,613	$16,073	5.63%
Taxable investments	405,399	8,476	4.22%	354,959	7,066	4.00%
Federal funds sold, securities
purchased under agreements to
resell and interest bearing deposits
with banks	85	1	2.25%	2,021	12	1.19%

Total interest earning assets	990,008	$26,074	5.31%	930,593	$23,151	5.00%

Allowance for loan losses	(7,512)			(7,980)
Cash and due from banks	37,589			37,315
Premises and equipment, net	12,589			13,153
Other assets	19,182			18,229

Total assets	$1,051,856			$991,310

LIABILITIES AND
SHAREHOLDERS' EQUITY:
Interest bearing deposits:
Savings, NOW & Money Market
accounts	$ 517,086	$ 1,742	0.68%	$505,222	$ 1,231	0.49%
Time deposits	200,844	1,981	1.99%	194,298	1,825	1.89%

Total interest bearing deposits	717,930	3,723	1.05%	699,520	3,056	0.88%

Short-term borrowings	49,702	716	2.90%	57,172	322	1.13%
Long-term debt	74,440	1,093	2.96%	26,048	277	2.14%
Junior subordinated debentures
issued to Unconsolidated subsidiary
trust	20,619	595	5.77%	0	0	0.00%

Total interest bearing liabilities	862,691	$ 6,127	1.43%	782,740	$ 3,655	0.94%

Noninterest bearing deposits	115,656			108,315
Other liabilities	8,358			12,576
Shareholders' equity	65,151			87,679

Total liabilities and
shareholders'equity	$1,051,856			$991,310

Net interest earning assets	$ 127,317			$147,853

Net interest income (fully taxable
equivalent)		$19,947			$19,496

Net interest rate spread			3.88%			4.06%

Net interest margin			4.06%			4.21%

(1)	Includes principal balance of non-accrual loans and fees on loans.


Provision for Loan Losses: No provision for loan losses was recorded during the first six months of 2005 or for the same period last year. Total nonperforming assets increased slightly to $3.60 million at the end of the second quarter of 2005 compared to $3.34 million at the end of 2004; and were $2.70 million higher than June 30, 2004 balances of $893 thousand. The large year over year increase in nonperforming loans can be attributed primarily to a single customer that was placed in nonaccrual during the third quarter of 2004. Although nonaccrual loans have trended upward over the last year, these loans have been charged down to their estimated net realizable value. Additionally net charge-offs during 2005 were very small, totaling $15 thousand. All of these factors are taken into consideration during Management's quarterly review of the Allowance for Loan Losses ("Allowance"). The Allowance continues to be deemed adequate under current market conditions. See the discussion of Nonperforming Assets on pages 14 and 15 for additional information on the Allowance.

Noninterest Income: Total noninterest income increased 4.1% to $2.30 million from $2.21 million for the second quarter of 2005 compared to 2004; and increased 2.8% to $4.49 million from $4.36 million for the first half of the year. Net gains on sales of investments totaled $23 thousand for the second quarter of 2005 compared to a loss of $67 thousand for the second quarter of last year, and were $84 thousand for the first half of this year compared to a $4 thousand loss for the first half of last year. Merchants Trust Company income continued to increase and is 8.7% higher for the first six months of this year compared to the same period for last year, attributable to an increase in new business during 2005 resulting in an overall increase in fee income during the first half of this year. Merchants experienced an 8.3% decrease in service charges on deposits during the first half of 2005 compared to 2004. This decrease was driven by the fact that increases in the earnings credit rate have allowed business customers to decrease the amount of hard dollar charges they incur each month, reducing the overall level of service charge revenue. Additionally, although Merchants continues to experience increases in overdraft service charge revenue, the rate of the increase has slowed down as more customers use their debit cards for purchases; electronic transactions are not approved unless the customer has sufficient funds in their account to pay for the transaction. Other noninterest income increased 14.0% when comparing the first six months of 2005 to 2004. As mentioned above, Merchants is experiencing increases in electronic transactions, leading to increases in net revenue for ATM and debit cards.

Noninterest Expenses: Total noninterest expense increased 1.3% to $8.23 million from $8.13 million for the second quarter of 2005 compared to 2004; and 1.9% to $16.62 million from $16.31 million for the first half of the year. Merchants continues to actively work toward controlling expenses, as evidenced by these small percentage increases. Salaries and wages increased 6.8% for the second quarter of 2005 compared to 2004 and by 5.2% year to date. This increase was primarily driven by higher incentive payouts for 2005 when compared to 2004. Merchants experienced a slight decrease in its employee benefits costs both for the second quarter and year to date when comparing 2005 to 2004. This decrease is primarily a result of decreased pension plan expenses for 2005 as a result of strong asset performance and changes in the retiree population. At the same time, Merchants continues to experience increases in health and group insurance related expenses as those costs continue to rise. Occupancy and equipment expenses have increased 4.4% for the second quarter of 2005 compared to 2004, and 5.8% for the first six months of the year. This increase is primarily a result of the branch office network server infrastructure upgrade and service center desktop upgrade completed during 2004. Merchants' marketing expenses have decreased 25.7% for the second quarter and 16.3% for the first half of this year compared to last year. There are several marketing initiatives planned for the third and fourth quarters. Budgeted marketing dollars have been allocated for those campaigns, and Merchants expects increased marketing expenses in the second half of the year.

Balance Sheet Analysis

Average loans for the second quarter of 2005 were $590.40 million, a 1.8% increase over the same quarter last year, and a less than 1% increase over average balances for the fourth quarter of last year. Period-end loans increased 1.03% over the same quarter of last year, and 1.8% over year end balances.

Total period end-loans grew approximately $10 million during the second quarter. About $4 million of this growth came through the residential portfolio. Merchants' residential loan balances are predominately in intermediate-term fixed rate loans, which amortize more quickly than longer-term loans. Merchants generates mortgage loans for its own portfolio, focusing primarily on smaller conventional mortgage refinancing opportunities. The typical loan in the portfolio has a lower average balance and shorter maturity than loans that are packaged and sold in the secondary market. Merchants is currently generating sufficient volumes to replenish amortization in its residential mortgage portfolio and to provide some modest growth. Merchants' commercial loan categories (commercial, commercial real estate and construction loans) have grown $5.81 million from the end of the first quarter to the end of the second quarter of this year, reversing the slight decline experienced during the first quarter. But competitive factors and accelerated amortization are still impediments to more rapid growth. The squeeze on spreads across all lending and investment instruments has worked its way through the commercial loan arena. Merchants has chosen to meet the competition to retain strong existing customers and to solicit new

relationships. There are many instances where pricing does not reflect the underlying credit risks and management has chosen not to compete as aggressively for this business.

The following table summarizes the components of Merchants' loan portfolio as of June 30, 2005 and December 31, 2004:

(In thousands)	June 30, 2005	December 31, 2004

Commercial, financial and agricultural	$ 85,292	$ 82,644
Real estate loans - residential	270,987	265,306
Real estate loans - commercial	210,259	209,333
Real estate loans - construction	21,803	19,354
Installment loans	6,031	7,016
All other loans	804	679

Total loans	$595,176	$584,332

Average deposits for the quarter were $839.64 million, a 3.2% increase over the same quarter of last year, and a slight decrease from average balances at December 31, 2004. The first half of the year is generally a time when Merchants experiences seasonal decreases in deposits. Merchants continued to focus most of its resources on the development of transaction accounts rather than higher cost time deposits. Currently 38% of its deposits are comprised of transaction accounts (excluding money market accounts). Merchants' goal is to build this to 40%. As interest rates rise the cost of funds should favorably reflect this emphasis on low cost core deposits. Merchants has continued its emphasis on increasing its marquee Free Checking for Life® product. Average quarterly balances grew at an annualized rate of 8.3% from the fourth quarter of 2004 through the first quarter of 2005, and 10.5% when compared to average balances as of June 30, 2004. At the same time Merchants responded to competitive pressures during the second quarter of 2005 by introducing a hybrid two-year fixed rate CD which provides for additions to and withdrawals from the account during the term. The rate on the product was priced between competitive rates on money market accounts and two-year certificates of deposit. Merchants generated $47 million in this product during its initial 60 day introduction, approximately $10 million of that growth was attributed to deposits that had not been transferred from other Merchants' accounts. Merchants has closed the product line to new accounts but continues to accept funds into existing accounts up to certain limits. Additionally, Merchants revamped the pricing on its CommerceLYNX II commercial deposit offering for small business in the fall of 2004; the average balance in this product type has grown by an annualized 20% since December 2004.

Merchants' quarterly average investment portfolio increased 16.9% year-over-year; average balances for the second quarter of 2005 were $406.87 million compared to $348.11 million for the first quarter of 2004. Merchants has continued to leverage its balance sheet; its average total borrowing position with the Federal Home Loan Bank ("FHLB") was $124.97 million for the second quarter of 2005 compared to $76.34 million for the same quarter one year ago. This leverage strategy has helped Merchants continue to increase its net interest income dollars in spite of continued pressure on its net interest margin. However, the flattening of the yield curve over the last year, combined with leverage that has been partially funded with short-term borrowings, has further challenged Merchants' ability to continue generating these additional net interest income dollars.

In the ordinary course of business, Merchants makes commitments for possible future extensions of credit. On June 30, 2005, Merchants was obligated to fund $8.66 million of standby letters of credit. No losses are anticipated in connection with these commitments.

Income Taxes

Merchants and its subsidiaries are taxed on income by the Internal Revenue Service at the federal level. The State of Vermont levies franchise taxes on banks based upon average deposit levels in lieu of taxing income. Franchise taxes are included in noninterest expenses in the consolidated statements of income.

Total income tax expense was $934 thousand and $1.85 million for the second quarter and first six months of 2005, respectively, compared to $948 thousand and $1.88 million for the same periods in 2004. Merchants recognized favorable tax benefits of $425 thousand and $850 thousand for the second quarter and first six months of 2005, compared to $400 thousand and $800 thousand for the same periods in 2004, representing the amount of the federal tax credits earned during these periods. Merchants' statutory tax rate was 35% for all periods. The recognition of low income housing tax credits is the principal reason for Merchants' effective tax rate of 24% for the first six months of 2005.

Liquidity and Capital Resources

Merchants' liquidity is monitored by the Asset and Liability Committee ("ALCO"), based upon policies approved by the Board of Directors. Liquidity can be defined as the ability to generate cash in the most economical way to satisfy loan demand, deposit withdrawal demand, and to meet other business opportunities which require cash. Merchants has an


overnight line of credit with the FHLB of $5 million and an estimated additional borrowing capacity with the FHLB of $41 million. Additionally, Merchants has $28 million in available Federal Funds lines of credit at June 30, 2005 and the ability to borrow through the use of repurchase agreements, collateralized by Merchants' investments, with certain approved counterparties. Merchants' investment portfolio, which is managed by Merchants' ALCO, totaled $388.73 million at June 30, 2005, and is a strong source of cash flow for Merchants.

During the first quarter of 2005 Merchants sold 99,601 shares out of treasury to the 401(k) and directors' deferred compensation plans. The plans used the cash received from the special dividend paid in December 2004 to purchase the treasury stock from Merchants. Merchants has been active in its stock buyback plan during the first six months of 2005 and has purchased 97,900 shares at an average price of $26.50.

As of June 30, 2005, Merchants exceeded all applicable regulatory capital requirements. The following table represents the actual capital ratios and capital adequacy requirements for Merchants as of June 30, 2005 and 2004:

			For Capital
	Actual		Adequacy Purposes

(In thousands)	Amount (1)	Percent	Amount	Percent

	As of June 30, 2005

Tier 1 leverage capital	$ 86,690	8.19%	$ 42,342	4.00%
Tier 1 risk-based capital	86,690	12.70%	27,298	4.00%
Total risk-based capital	94,187	13.80%	54,596	8.00%

	As of June 30, 2004

Tier 1 leverage capital	$ 86,887	8.77%	$ 39,736	4.00%
Tier 1 risk-based capital	86,887	13.03%	26,795	4.00%
Total risk-based capital	94,849	14.22%	53,590	8.00%

(1)	The June 30, 2005 amounts include $20 million in trust preferred securities issued in December 2004. These hybrid securities qualify as regulatory capital up to certain regulatory limits.

Nonperforming Assets and the Allowance for Loan Losses

Stringent credit quality is a major strategic focus of Merchants. Although Merchants has been successful to date in minimizing its problem assets, Merchants cannot assure that problem assets will remain at these levels, particularly in light of current or future economic conditions. There is also no assurance that Merchants will not need to increase the Allowance in the future.

The following table summarizes Merchants' nonperforming assets at the dates indicated:

(In thousands)	June 30, 2005	March 31, 2005	December 31, 2004	June 30, 2004

Nonaccrual loans	$ 3,416	$ 3,638	$ 3,233	$ 807
Loans past due 90 days or more and
still accruing interest	100	--	20	-
Restructured loans	81	82	83	86

Total nonperforming assets ("NPA")	$ 3,597	$ 3,720	$ 3,336	$ 893

The level of nonperforming assets dropped during the second quarter. Nonaccrual loans decreased $222 thousand during the quarter which can largely be attributed to paydowns on several nonaccrual loans. This, coupled with the fact that there were no significant additions to NPA during the quarter, generated the overall decrease. Total Nonperforming Loans ("NPL") decreased $123 thousand from March 31, 2005 to June 30, 2005. During the second quarter of this year, restructured loans were virtually unchanged.

The following table summarizes year-to-date activity in Merchants' Allowance through the dates indicated:

(In thousands)	June 30, 2005	March 31, 2005	December 31, 2004	June 30, 2004

Allowance beginning of year	$ 7,512	$ 7,512	$ 7,954	$ 7,954
Charge-offs :
Commercial, lease financing
and all other	(102)	(64)	(56)	(17)
Real estate - commercial	--	--	--	--
Real estate - mortgage	(1)	(1)	(703)	(26)
Installment and other consumer	(17)	--	(17)	(13)

Total charge-offs	(120)	(65)	(776)	(56)

Recoveries:
Commercial, lease financing
and all other	57	14	34	6
Real estate - commercial	30	--	--	64
Real estate - mortgage	16	15	297	29
Installment and other consumer	2	1	3	2

Total recoveries	105	30	334	101

Net (charge-offs) recoveries	(15)	(35)	(442)	45

Provision for loan losses	--	--	--	--

Allowance end of period	$ 7,497	$ 7,477	$ 7,512	$ 7,999

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

Loans deemed impaired at June 30, 2005 totaled $3.6 million; of this total $3.5 million are included as nonperforming assets in the table above. This compares to impaired loans of $3.8 million at March 31, 2005 and $3.3 million at December 31, 2004.

The Allowance level reflects management's current strategies and efforts to maintain the Allowance at a level adequate to provide for loan losses based on an evaluation of known and inherent risks in the loan portfolio. Among the factors that management considers in establishing the level of the Allowance are overall findings from an analysis of individual loans, the overall risk characteristics and size of the loan portfolio, past credit loss history, management's assessment of current economic and real estate market conditions and estimates of the current value of the underlying collateral. Management considered the balance of the Allowance adequate at June 30, 2005.

The following table reflects Merchants' nonperforming asset and coverage ratios as of the dates indicated:

	June 30, 2005	March 31, 2005	December 31, 2004	June 30, 2004

NPL to total loans	0.60%	0.64%	0.57%	0.15%
Allowance to total loans	1.26%	1.28%	1.29%	1.36%
Allowance to NPL	208%	201%	225%	896%
Allowance to NPA	208%	201%	225%	896%

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

Interest Rate Risk

The ALCO is responsible for evaluating and managing the interest rate risk which arises naturally from imbalances in repricing, maturity and cash flow characteristics of Merchants' assets and liabilities. The ALCO is responsible for ensuring that the Board of Directors receives accurate information regarding Merchants' interest rate risk position at least quarterly. The ALCO uses an outside consultant to perform rate shocks of Merchants' balance sheet, and to perform a variety of other analyses. The consultant's most recent review was as of May 31, 2005. At that time Merchants' one-year gap position was a $20.21 million liability-sensitive position compared to a $29.22 million liability-sensitive position at the end of 2004.

Merchants' consultant modeled a 200 basis point rising and falling interest rate scenario at the May 31, 2005 review. The model assumes a parallel and pro rata shift of the yield curve over a one year period and assumes no changes or growth in the balance sheet. At the May 31 review the change in net interest income for the next 12 months from Merchants' expected or "most likely" forecast was as follows:

Percent Change in
Rate Change	Net Interest Income

Up 200 basis points	(0.42)%
Down 200 basis points	(3.58)%

The analysis shows margin compression in both the rising and falling rate scenarios. In a rising rate environment the short-term liability sensitivity leads to a decrease in net interest income in the first year as funding costs initially increase more rapidly than asset yields. This trend is expected to reverse in year two as the asset base continues to reset at higher rates while funding costs stabilize. The ability to reduce funding costs is limited in the falling rate environment, while the Bank's prime based loans rapidly reset to lower yields. Additionally, assets are expected to shorten, further exacerbating margin compression. The margin compression becomes more pronounced in later years under this static modeling scenario. Merchants is exploring the use of a hedging strategy to protect against falling rates. The use of interest rate hedges, as well as flexibility in positioning the balance sheet, will allow Merchants to manage its net interest income stream should rates start to decrease. The degree to which this exposure materializes will depend, in part, on Merchants' ability to manage deposit rates as interest rates rise or fall.

The analysis discussed above includes no growth assumptions. The consultant also ran additional simulations, which modeled an upward movement in rates with a flattening yield curve and a simulation using Merchants' current growth assumptions. The growth model showed that margin dollars increase in both rising and falling rate environments as Merchants continues to grow its balance sheet. The flattening yield curve scenario resulted in additional margin compression. These types of dynamic analyses give the ALCO a more thorough understanding of how Merchants' balance sheet will perform in a variety of rate environments.


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

Merchants periodically, if deemed appropriate, uses interest rate swaps, floors and caps, which are common derivative financial instruments, to hedge its interest rate risk position. The Board of Directors has approved hedging policy statements governing the use of these instruments by Merchants. As of June 30, 2005 Merchants had no derivative instruments. The risks associated with entering into such transactions are the risk of default from the counterparty with whom Merchants has entered into agreement and a poor correlation between the item being hedged and the derivative instrument. Merchants' risk from default of a counterparty is limited to the expected cash flow anticipated from the counterparty, not the notional value.

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

Item 4. Controls and Procedures

The principal executive officer, principal financial officer, and other members of senior management of Merchants have evaluated the disclosure controls and procedures of Merchants as of the end of the period covered by this quarterly report. Based on this evaluation, Merchants has concluded that the disclosure controls and procedures effectively ensure that information required to be disclosed in Merchants' filings and submissions with the Securities and Exchange Commission under the Exchange Act, is accumulated and communicated to Merchants' management (including the principal executive officer and principal financial officer) and is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. In addition, Merchants has reviewed its internal controls over financial reporting and there have been no significant changes in its internal controls or in the other factors that could significantly affect those controls during the quarter or six month periods ended June 30, 2005.

MERCHANTS BANCSHARES, INC.
PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Merchants is involved in routine legal proceedings occurring in the ordinary course of business, which in the aggregate are believed by management to be immaterial to its financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities by the Issuer

			(c) Total Number of	(d) Maximum Number
			Shares Purchased as	of Shares that May
	(a) Total Number	(b) Average	Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	per Share	or Programs	or Programs

April through April 30	3,300	$26.93	3,300	53,919
May through May 31	6,760	$26.75	6,760	47,159
June through June 30	22,940	$26.53	22,940	24,219

Total	33,000	--	33,000

In January 2001, Merchants' Board of Directors approved a stock repurchase program. In January 2005, the Board of Directors voted to extend the program until January 2006. Under the program, Merchants is authorized to repurchase up to 300,000 shares of its own common stock. Under the plan, Merchants has purchased 275,781 shares of its own common stock on the open market, at an average per share price of $23.29 through June 30, 2005; 97,900 of these shares were purchased during the first two quarters of 2005 at an average price of $26.50.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on Tuesday, April 26, 2005, for the purpose of electing four directors, Lorilee A. Lawton, Michael G. Furlong, Robert A. Skiff Jr., Ph.D. and John A. Kane, each to serve for a three-year term expiring on the date of the Annual Meeting of Shareholders in 2008, and until their successors are duly elected and qualified in accordance with Merchants' Bylaws. Shares voted either in person or by proxy totaled 5,930,549, or 93.40% of the shares entitled to vote. The following table sets forth the results of the voting for directors:

		Votes	% Votes
Name	Votes For	Withheld	For

Ms. Lawton	5,812,320	118,229	91.54
Mr. Furlong	5,816,800	113,749	91.61
Dr. Skiff	5,825,407	105,142	91.74
Mr. Kane	5,899,389	31,160	92.91

Item 5. Other Information

None

Item 6. Exhibits

(a)	Exhibits:
	31.1 -	Certification of Chief Executive Officer of the Company Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14
	31.2 -	Certification of Chief Financial Officer of the Company Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14
	32.1 -	Certification of Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	32.2 -	Certification of Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Current Reports on Form 8-K

Merchants Bancshares, Inc. filed a Current Report on Form 8-K on July 21, 2005, with respect to a press release it issued announcing a quarterly dividend and the date of Merchants' quarterly earnings release.

MERCHANTS BANCSHARES, INC.
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Merchants Bancshares, Inc.

/s/ Joseph L. Boutin

Joseph L. Boutin
President &Chief Executive Officer

/s/ Janet P. Spitler

Janet P. Spitler
Chief Financial Officer &Treasurer

August 2, 2005

Date
