Form 10-Q/A
period 2005-03-31
MERCHANTS BANCSHARES INC
filed 2005-08-09
CIK 726517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

      This Amendment No. 1 on Form 10-Q/A ("Amendment") to the Registrant's Annual Report on Form 10-Q for the quarter ended March 31, 2005 ("Form 10-Q") is being filed with the U.S. Securities and Exchange Commission for the purpose of:

1.

providing corrected certifications of the principal executive officer and principal financial officer of the Registrant, which certifications are required to be included as exhibits to the Form 10-Q under Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (the "Act").  The corrected certifications, filed as Exhibits 31.1 and 31.2 with this Amendment, supersede Exhibits 31.1 and 31.2 as initially filed with the Form 10-Q.

2.

providing the information required in Part II, Item 2 of Form 10-Q; and specified in Regulation S-K, under Item 702, paragraph (b) with respect to any purchase made by or on behalf of the issuer or any "affiliated purchaser," as defined in Section 240.10b-18(a)(3) of this chapter, of shares or other units of any class of the issuer's equity securities that is registered by the issuer pursuant to section 12 of the Exchange Act (15 U.S.C. 781).

      Pursuant to Rule 12b-15 under the Act, this Amendment also is accompanied by new certifications by the principal executive officer and principal financial officer of the Registrant given under Rule 13a-14(b) under the Act, which new certifications are filed with this Amendment as Exhibit 32.  Rule 12b-15 also requires that new certifications by the principal executive officer and principal financial officer of the Registrant under Rule 13a-14(a) be given with any amendment to the Registrant's Quarterly Report.  As noted in the preceding paragraph, such certifications in corrected form are being filed as the subject of this Amendment.

      No other changes to the Form 10-Q have been made by this Amendment.  Except for the enclosed certifications and additional information in Part II, Item 2, the Form 10-Q has not been updated to reflect events occurring subsequent to the original filing date thereof.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities by Issuer

			(c) Total Number	(d) Maximum
			of Shares	Number of Shares
	a) Total		Purchased	that May Yet Be
	Number		as Part of Publicly	Purchased Under
	of Shares	(b) Average Price	Announced Plans	the Plans or
Period	Purchased	Paid per Share	or Programs	Programs

January 1 - January 31	--		--	122,119
February 1 - February 28	34,600	$26.36	34,600	87,519
March 1 - March 31	30,300	$26.54	30,300	57,219

Total	64,900	--	64,900

In January 2001, Merchants' Board of Directors approved a stock repurchase program. In January 2005, the Board of Directors voted to extend the program until January 2006. Under the program, Merchants is authorized to repurchase up to 300,000 shares of its own common stock. Under the plan, Merchants has purchased 242,781 shares of its own common stock on the openmarket, at an average per share price of $22.84 through March 31, 2005; 64,900 of these shares were purchased during thefirst quarter of 2005 at an average price of $26.44.

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

Merchants Bancshares, Inc.

/s/ Joseph L. Boutin

Joseph L. Boutin
President &Chief Executive Officer

/s/ Janet P. Spitler

Janet P. Spitler
Chief Financial Officer &Treasurer

August 9, 2005

Date
