Form 10-K/A
period 2004-12-31
MERCHANTS BANCSHARES INC
filed 2005-08-22
CIK 726517

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-K/A

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

EXPLANATORY NOTE

      This Amendment No. 1 on Form 10-K/A ("Amendment") to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2004 ("Form 10-K") is being filed with the U.S. Securities and Exchange Commission for the purpose of providing corrected certifications of the principal executive officer and principal financial officer of the Registrant, which certifications are required to be included as exhibits to the Form 10-K under Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (the "Act").  The corrected certifications, filed as Exhibits 31.1 and 31.2 with this Amendment, supersede Exhibits 31.1 and 31.2 as initially filed with the Form 10-K.

      Pursuant to Rule 12b-15 under the Act, this Amendment also is accompanied by new certifications by the principal executive officer and principal financial officer of the Registrant given under Rule 13a-14(b) under the Act, which new certifications are filed with this Amendment as Exhibit 32.  Rule 12b-15 also requires that new certifications by the principal executive officer and principal financial officer of the Registrant under Rule 13a-14(a) be given with any amendment to the Registrant's Annual Report.  As noted in the preceding paragraph, such certifications in corrected form are being filed as the subject of this Amendment.

       No other changes to the Form 10-K have been made by this Amendment.  Except for the enclosed certifications, the Form 10-K has not been updated to reflect events occurring subsequent to the original filing date thereof.

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

Merchants Bancshares, Inc.

Date	August 18, 2005	By	/s/ Joseph L. Boutin

Joseph L. Boutin, President & CEO

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of MERCHANTS BANCSHARES, INC., and in the capacities and on the date as indicated.

By	/s/ Joseph L. Boutin		August 18, 2005

	Joseph L. Boutin, Director, President		Date
& CEO of Merchants

By	/s/ Peter A. Bouyea		August 18, 2005

	Peter A. Bouyea, Director		Date

By	/s/ Jeffrey L. Davis		August 18, 2005

	Jeffrey L. Davis, Director		Date

By	/s/ Michael G. Furlong		August 18, 2005

	Michael G. Furlong, Director		Date

By	/s/ John A. Kane		August 18, 2005

	John A. Kane, Director		Date

By	/s/ Lorilee A. Lawton		August 18, 2005

	Lorilee A. Lawton, Director		Date

By	/s/ Raymond C. Pecor, Jr.		August 18, 2005

	Raymond C. Pecor, Jr., Director,		Date
Chairman of the Board of Directors

By	/s/ Patrick S. Robins		August 18, 2005

	Patrick S. Robins, Director		Date

By	/s/ Robert A. Skiff		August 18, 2005

	Robert A. Skiff, Director		Date

By	/s/ Janet P. Spitler		August 18, 2005

	Janet P. Spitler, Treasurer & CFO of Merchants		Date
