Form 10-Q
period 2005-09-30
MERCHANTS BANCSHARES INC
filed 2005-11-02
CIK 726517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2005

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________________ to _________________________________

Commission file number:	0-11595

Merchants Bancshares, Inc.

(Exact name of registrant as specified in its charter)

Delaware	03-0287342

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

275 Kennedy Drive, South Burlington, Vermont	05403

(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of October 31, 2005, the registrant had outstanding 6,305,583 shares of Common Stock, par value $0.01 per share.

MERCHANTS BANCSHARES, INC.
FORM 10-Q
TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Consolidated Balance Sheets
	September 30, 2005 and December 31, 2004	1

	Consolidated Statements of Income
	For the three months ended September 30, 2005 and 2004,
	and the nine months ended September 30, 2005 and 2004	2

	Consolidated Statements of Comprehensive Income (Loss)
	For the three months ended September 30, 2005 and 2004,
	and the nine months ended September 30, 2005 and 2004	3

	Consolidated Statements of Cash Flows
	For the nine months ended September 30, 2005 and 2004	4

	Notes to Interim Consolidated Financial Statements	5 - 7

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	7 - 17

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	17 - 18

Item 4.	Controls and Procedures	18 - 19

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3.	Defaults upon Senior Securities	20

Item 4.	Submission of Matters to a Vote of Security Holders	20

Item 5.	Other Information	20

Item 6.	Exhibits	20 - 21

Signatures		22

Exhibits

MERCHANTS BANCSHARES, INC.
PART I - FINANCIAL INFORMATION

Merchants Bancshares, Inc.
Consolidated Balance Sheets
(Unaudited)

Item 1. Financial Statements

			September 30,	December 31,
	(In thousands except share and per share data)		2005	2004

	ASSETS
	Cash and due from banks		$ 41,704	$ 40,325
	Investments:
	Securities available for sale		371,365	357,015
	Securities held to maturity (fair value of $13,433 and $20,574)		12,986	19,532

	Total investments		384,351	376,547

	Loans		592,990	584,332
	Less: Allowance for loan losses		7,072	7,512

	Net loans		585,918	576,820

	Federal Home Loan Bank ("FHLB") stock		8,896	7,547
	Bank premises and equipment, net		12,142	12,841
	Investment in real estate limited partnerships		9,747	8,589
	Other assets		11,569	9,736

	Total assets		$1,054,327	$1,032,405

	LIABILITIES
	Deposits:
	Demand deposits		$ 125,972	$ 119,089
	Savings, NOW and money market accounts		498,444	520,489
	Time deposits $100 thousand and greater		61,731	39,908
	Other time deposits		179,915	154,678

	Total deposits		866,062	834,164

	Demand note due U.S. Treasury		3,976	2,374
	Other short-term borrowings		20,000	55,000
	Other liabilities		12,078	5,307
	Long-term debt		66,199	49,757
Junior subordinated debentures issued to unconsolidated subsidiary trust			20,619	20,619

	Total liabilities		988,934	967,221

	Commitments and contingencies (Note 6)

	SHAREHOLDERS' EQUITY
	Preferred stock Class A nonvoting
	Shares authorized - 200,000, none outstanding		--	--
	Preferred stock Class B voting
	Shares authorized - 1,500,000, none outstanding		--	--
	Common stock, $.01 par value		67	67
	Shares authorized	10,000,000
Issued As of	September 30, 2005	6,651,760
	As of December 31, 2004	6,651,760
Outstanding	As of September 30, 2005	5,990,247
	As of December 31, 2004	5,973,695
	Capital in excess of par value		36,464	34,490
	Retained earnings		42,738	38,893
	Treasury stock, at cost		(13,281)	(11,065)
	As of September 30, 2005	661,513
	As of December 31, 2004	678,065
	Deferred compensation arrangements		5,345	5,120
	Accumulated other comprehensive loss		(5,940)	(2,321)

	Total shareholders' equity		65,393	65,184

	Total liabilities and shareholders' equity		$1,054,327	$1,032,405

See accompanying notes to consolidated financial statements

Merchants Bancshares, Inc.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(In thousands except per share data)	2005	2004	2005	2004

INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$ 9,374	$ 8,205	$26,960	$24,271
Interest and dividends on investments
U.S. Treasury and Agency obligations	1,757	1,799	5,133	4,999
Other	2,510	2,008	7,611	5,886

Total interest and dividend income	13,641	12,012	39,704	35,156

INTEREST EXPENSE
Savings, NOW and money market accounts	1,033	666	2,775	1,897
Time deposits $100 thousand and greater	326	174	749	737
Other time deposits	1,100	622	2,658	1,884
Other borrowed funds	271	205	987	527
Long-term debt	874	385	2,562	662

Total interest expense	3,604	2,052	9,731	5,707

Net interest income	10,037	9,960	29,973	29,449
Provision for loan losses	--	--	--	--

Net interest income after provision for loan losses	10,037	9,960	29,973	29,449

NONINTEREST INCOME
Trust company income	404	372	1,239	1,140
Service charges on deposits	1,144	1,241	3,346	3,642
Gains (losses) on sales of investment securities, net	(65)	--	19	(4)
Other	850	680	2,216	1,878

Total noninterest income	2,333	2,293	6,820	6,656

NONINTEREST EXPENSE
Salaries and wages	3,137	3,008	9,216	8,785
Employee benefits	911	959	2,854	2,944
Occupancy expense, net	808	791	2,381	2,344
Equipment expense	696	772	2,304	2,226
Legal and professional fees	615	365	1,512	1,328
Marketing	346	334	920	1,020
Equity in losses of real estate limited partnerships, net	441	451	1,291	1,295
State franchise taxes	236	227	710	687
Other	1,184	1,193	3,806	3,779

Total noninterest expense	8,374	8,100	24,994	24,408

Income before provision for income taxes	3,996	4,153	11,799	11,697
Provision for income taxes	980	1,075	2,826	2,957

NET INCOME	$ 3,016	$ 3,078	$ 8,973	$ 8,740

Basic earnings per common share	$ 0.48	$ 0.49	$ 1.42	$ 1.40
Diluted earnings per common share	$ 0.47	$ 0.49	$ 1.41	$ 1.39

See accompanying notes to consolidated financial statements

Merchants Bancshares, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2005	2004	2005	2004

Net income	$ 3,016	$3,078	$ 8,973	$8,740
Change in net unrealized appreciation (depreciation) of securities available for sale, net of taxes of $(1,312), $1,290, $(1,936)
and $(88)	(2,438)	2,396	(3,597)	(164)
Reclassification adjustments for net securities losses (gains)
included in net income, net of taxes of $23, $0, $(6) and $1	42	--	(12)	3

Comprehensive income before transfers	620	5,474	5,364	8,579
Impact of transfer of securities from available for sale
to held to maturity, net of taxes of $(3), $9, $(5) and $15	(6)	16	(10)	27

Comprehensive income	$ 614	$5,490	$ 5,354	$8,606

See accompanying notes to consolidated financial statements

Merchants Bancshares, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

For the nine months ended September 30,	2005	2004

(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 8,973	$ 8,740
Adjustments to reconcile net income to net cash provided by Operating activities:
Deferred tax expense	270	--
Depreciation and amortization	4,260	4,605
Net (gains) losses on sales of investment securities	(19)	4
Net gains on sales of loans	(74)	--
Net losses on disposition of premises and equipment	9	--
Net gains on sales of other real estate owned	--	(80)
Equity in losses of real estate limited partnerships	1,321	1,314
Changes in assets and liabilities:
Decrease in interest receivable	105	297
(Increase) decrease in other assets	(252)	1,825
Increase (decrease) in interest payable	181	(34)
Increase (decrease) in other liabilities	1,981	(417)

Net cash provided by operating activities	16,755	16,254

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investment securities available for sale	15,590	60,238
Proceeds from maturities of investment securities available for sale	68,128	68,409
Proceeds from maturities of investment securities held to maturity	6,526	14,115
Purchases of investment securities available for sale	(101,300)	(187,401)
Loan originations in excess of principal payments	(10,960)	(27,659)
Purchases of Federal Home Loan Bank stock	(1,349)	(3,527)
Proceeds from sales of loans, net	1,937	3,107
Proceeds from sales of premises and equipment	272	--
Proceeds from sales of other real estate owned	--	80
Investments in real estate limited partnerships	(2,478)	(4,427)
Purchases of bank premises and equipment	(1,270)	(1,583)

Net cash used in investing activities	(24,904)	(78,648)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	31,898	21,522
Net decrease in short-term borrowings	(33,398)	(660)
Proceeds from long-term debt	45,000	60,000
Principal payments on long-term debt	(28,557)	(9,671)
Cash dividends paid	(4,535)	(4,270)
Purchases of treasury stock	(3,874)	--
Proceeds from sale of treasury stock	2,940	9
(Decrease) increase in deferred compensation arrangements	(21)	145
Proceeds from exercise of stock options	75	103

Net cash provided by financing activities	9,528	67,178

Increase in cash and cash equivalents	1,379	4,784
Cash and cash equivalents beginning of year	40,325	34,891

Cash and cash equivalents end of period	$ 41,704	$ 39,675

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Total interest payments	$ 8,666	$ 5,741
Total income tax payments	560	1,570
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES
Increase in payable for investments purchased	$ 4,610	$ 2,771
Distribution of stock under deferred compensation arrangements	493	347
Distribution of treasury stock in lieu of cash dividend	594	558

See accompanying notes to consolidated financial statements

Notes To Interim Consolidated Financial Statements

See Merchants Bancshares, Inc. ("Merchants") 2004 Annual Report on Form 10-K for additional information.

Note 1: Financial Statement Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. All adjustments necessary for a fair presentation of the interim consolidated financial statements of Merchants as of September 30, 2005, and for the three and nine months ended September 30, 2005 and 2004, have been included. The information was prepared from the unaudited financial statements of Merchants Bancshares, Inc. and its subsidiaries, Merchants Bank, Merchants Trust Company, Merchants Properties, Inc. and MBVT Statutory Trust I.

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

Merchants accounts for its stock-based compensation plans in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Merchants has adopted SFAS No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize the fair value of all stock-based awards measured on the date of the grant as expense over the vesting period. Merchants has also adopted SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123," which, among other things, amends the disclosure requirements of SFAS No. 123. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and earnings per share disclosures for employee stock-based grants made in 1995 and future years as if the fair value based method defined in SFAS No. 123 had been applied. In December 2004, the FASB issued revised statement No. 123 ("FAS 123R"), "Share-Based Payment", which requires companies to expense the estimated fair value of employee stock options and similar awards. The accounting provisions of FAS 123R will be effective for public companies at the beginning of the first annual period beginning after June 15, 2005. Merchants will adopt the provisions of FAS 123R using a modified prospective application on January 1, 2006. However, based on the fact that Merchants has not granted options since 2001, and all options previously granted have vested, Merchants does not expect FAS 123R to have a material impact on the Company's financial position or results of operations.

The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model. No options have been granted since August 2001. Under SFAS No. 123, Merchants' net income and earnings per share for the three and nine month periods ended September 30, 2005 and 2004 would have been the same as the amounts reported in the accompanying interim consolidated financial statements. Pro forma compensation expense for options granted is reflected over the vesting period; therefore, future pro forma compensation expense may be greater if additional options are granted.

Note 3: Earnings Per Share
The following tables present reconciliations of the calculations of basic and diluted earnings per common share for the periods indicated:

		Weighted
	Net	Average	Per Share
(In thousands except share and per share data)	Income	Shares	Amount

	Three months ended September 30, 2005

Basic earnings per common share:
Net income available to common shareholders	$3,016	6,303,160	$0.48
Diluted earnings per common share:
Effect of dilutive stock options	--	44,326
Net income available to common shareholders and stock
option exercise	3,016	6,347,486	0.47

	Three months ended September 30, 2004

Basic earnings per common share:
Net income available to common shareholders	$3,078	6,233,706	$0.49
Diluted earnings per common share:
Effect of dilutive stock options	--	63,120
Net income available to common shareholders and stock
option exercise	3,078	6,296,826	0.49

	Nine months ended September 30, 2005

Basic earnings per common share:
Net income available to common shareholders	$8,973	6,316,336	$1.42
Diluted earnings per common share:
Effect of dilutive stock options	--	43,622
Net income available to common shareholders and stock
option exercise	8,973	6,359,958	1.41

	Nine months ended September 30, 2004

Basic earnings per common share:
Net income available to common shareholders	$8,740	6,222,903	$1.40
Diluted earnings per common share:
Effect of dilutive stock options	--	65,972
Net income available to common shareholders and stock
option exercise	8,740	6,288,875	1.39

Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding for the three and nine month periods ended September 30, 2005 and 2004. As of September 30, 2005 and 2004, there were no anti-dilutive stock options outstanding.

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

The following table summarizes the components of net periodic benefit costs for the periods indicated

	Pension Benefits

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands)	2005	2004	2005	2004

Interest cost	$112	$128	$336	$380
Expected return on Plan assets	(140)	(150)	(420)	(396)
Amortization of net loss	38	42	114	165

Net periodic benefit cost	$ 10	$ 20	$ 30	$149

Merchants contributed $150 thousand to its pension plan on April 5, 2005. No further contributions are required during 2005, but Merchants may make a discretionary contribution during the last quarter of the year.

Note 5: Stock Repurchase Program

In January 2001, Merchants' Board of Directors approved a stock repurchase program. In January 2005, the Board of Directors voted to extend the program until January 2006. Under the program, Merchants is authorized to repurchase up to 300,000 shares of its own common stock. Merchants has purchased 279,281 shares of its own common stock on the open market under this program, at an average per share price of $23.33 through September 30, 2005; 101,400 of these shares were purchased during the first three quarters of 2005 at an average price of $26.52.

In October of 2005 Merchants' Board of Directors approved a new stock repurchase program, pursuant to which Merchants may repurchase 200,000 shares of its stock from time to time through October 2006. The new program will commence when there are no shares remaining under the current stock repurchase program.

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

Merchants does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are conditional commitments issued by Merchants to guarantee the performance of a customer to a third party. Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit totaled approximately $9.08 million at September 30, 2005 and represent the maximum potential future payments Merchants could be required to make. Typically, these instruments have terms of 12 months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on balance sheet instruments. Merchants' policies governing loan collateral apply to standby letters of credit at the time of credit extension. Loan-to-value ratios are generally consistent with loan-to-value requirements for other commercial loans secured by similar types of collateral. The fair value of Merchants' standby letters of credit at September 30, 2005 was insignificant.

Merchants is involved in routine legal proceedings that occur in the ordinary course of business, which, in the aggregate, are believed by management to be immaterial to its financial condition and results of operations.

Note 7: Reclassifications
Amounts reported for prior periods are reclassified, where necessary, to be consistent with the current period presentation.

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

(iv)

the fact that at September 30, 2005, a significant portion of Merchants' loan portfolio was comprised of commercial loans, exposing Merchants to the risks inherent in financings based upon analyses of credit risk, the value of underlying collateral, including real estate, and other more intangible factors, which are considered in making commercial loans;

(v)

the fact that at September 30, 2005, approximately 86% of Merchants' loan portfolio was comprised of real estate loans, exposing Merchants to the risks inherent in financings based upon analyses of credit risk and the value of underlying collateral. Accordingly, Merchants' profitability may be negatively impacted by errors in risk analyses, by loan defaults, and the ability of certain borrowers to repay such loans may be adversely affected by any downturn in general economic conditions;

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

General

All adjustments necessary for a fair presentation of the interim consolidated financial statements of Merchants as of September 30, 2005, and for the three and nine months ended September 30, 2005 and 2004, have been included. The information was prepared from the unaudited financial statements of Merchants Bancshares, Inc. and its subsidiaries, Merchants Bank, Merchants Trust Company, Merchants Properties, Inc. and MBVT Statutory Trust I.

Results of Operations
Overview

Net income for the third quarter of 2005 was $3.02 million, a slight decrease from net income of $3.08 million for the third quarter of 2004. The return on average assets and return on average equity for the third quarter of 2005 were 1.15% and 18.31% respectively, compared to 1.18% and 13.93%, respectively, for the third quarter of 2004. Net income for the first nine months of 2005 was $8.97 million, compared to $8.74 million for the same period last year. The return on average assets and return on average equity for the first nine months of 2005 were 1.14% and 18.29% respectively, compared to 1.16% and 13.25%, respectively, for the first nine months of 2004. The following were the major factors contributing to the results for 2005 compared to 2004:

* Net interest income increased $77 thousand for the third quarter of 2005 compared to 2004 and $524 thousand year-to-date, in spite of continued margin compression;

*

Noninterest income increased $40 thousand for the third quarter and $164 thousand year-to-date when comparing this year to last year. Merchants continued to experience increases in fees generated by electronic banking; these increases were offset by decreases in monthly service charge revenue;

*

Noninterest expense increased $274 thousand for the third quarter, and $586 thousand year-to-date, primarily due to increases in anticipated incentive payouts, rising health insurance costs and increased legal and professional fees;

*	Average loans have decreased $1.1 million, or 0.2%, over the same quarter last year;

*	Average deposits have increased $22.11 million, or 3.1%, over the same quarter last year.

Net Interest Income: Merchants' net interest income, on a fully taxable equivalent basis, increased $80 thousand for the third quarter of 2005 compared to 2004, and $530 thousand year-to-date, primarily due to increases in the prime rate, which positively impacted yields on adjustable rate loans and resulted in overall higher interest rates on loans. These increases in interest income were offset by increases in interest expense, as Merchants raised interest rates on deposits and paid higher interest rates for borrowed funds. Merchants closed its private placement of an aggregate of $20 million in trust preferred securities on December 15, 2004, which has also contributed to increases in interest expense. The interest cost incurred on the trust preferred securities during the third quarter of 2005 was $298 thousand, and was $893 thousand for the first nine months of 2005.

Merchants' net interest spread for the third quarter of 2005 compared to 2004 decreased 9 basis points to 3.81% from 3.90%, and decreased 15 basis points to 3.86% from 4.01% when comparing the first nine months of the current year to last year. The net interest margin also decreased over the same period and was 4.04% for the third quarter of this year compared to 4.06% for the same period last year, and was 4.05% compared to 4.16% for the first nine months of 2005 and 2004, respectively. The net interest margin for the third quarter of this year improved for over its second quarter 2005 low of 3.99%.

The following tables set forth certain information for the three and nine months ended September 30, 2005 and 2004. For the periods indicated, the total dollar amount of interest income from average earning assets and the resultant yields, as well as the interest expense on average interest bearing liabilities, are expressed both in dollars and rates, and on a tax equivalent basis.

Merchants Bancshares, Inc.
Average Balance Sheets and Average Rates
(Unaudited)

	Three Months Ended

	September 30, 2005			September 30, 2004

		Interest			Interest
(In thousands,	Average	Income/	Average	Average	Income/	Average
fully taxable equivalent)	Balance	Expense	Rate	Balance	Expense	Rate

ASSETS:
Loans, including fees on loans (1)	$ 590,263	$ 9,385	6.31%	$ 591,376	$ 8,214	5.53%
Taxable investments	394,405	4,248	4.27%	385,765	3,806	3.93%
Federal funds sold, securities
purchased under agreements to
resell and interest bearing
deposits with banks	3,025	20	2.63%	201	1	1.77%

Total interest earning assets	987,693	$13,653	5.48%	977,342	$12,021	4.89%

Allowance for loan losses	(7,445)			(8,138)
Cash and due from banks	38,810			38,927
Premises and equipment, net	12,436			13,232
Other assets	20,248			19,997

Total assets	$1,051,742			$1,041,360

LIABILITIES AND
SHAREHOLDERS' EQUITY:
Interest bearing deposits:
Savings, NOW & money market
accounts	$ 501,938	$ 1,033	0.82%	$ 521,321	$ 666	0.51%
Time deposits	232,429	1,425	2.43%	190,939	796	1.66%

Total interest bearing deposits	734,367	2,458	1.33%	712,260	1,462	0.82%

Short-term borrowings	31,654	271	3.40%	53,654	205	1.52%
Long-term debt	69,693	577	3.29%	59,415	385	2.58%
Junior subordinated debentures
issued to Unconsolidated
subsidiary trust	20,619	298	5.72%	0	0	0.00%

Total interest bearing liabilities	856,333	$ 3,604	1.67%	825,329	$ 2,052	0.99%

Noninterest bearing deposits	119,345			118,096
Other liabilities	10,157			9,532
Shareholders' equity	65,907			88,403

Total liabilities and
shareholders' equity	$1,051,742			$1,041,360

Net interest earning assets	$ 131,360			$ 152,013

Net interest income (fully taxable
equivalent)		$10,049			$ 9,969

Net interest rate spread			3.81%			3.90%

Net interest margin			4.04%			4.06%

(1)	Includes principal balance of non-accrual loans and fees on loans

Merchants Bancshares, Inc.
Average Balance Sheets and Average Rates
(Unaudited)

	Nine Months Ended

	September 30, 2005			September 30, 2004

		Interest			Interest
(In thousands,	Average	Income/	Average	Average	Income/	Average
fully taxable equivalent)	Balance	Expense	Rate	Balance	Expense	Rate

ASSETS:
Loans, including fees on loans (1)	$ 586,458	$26,982	6.15%	$ 579,577	$24,287	5.60%
Taxable investments	401,695	12,723	4.23%	365,303	10,873	3.98%
Federal funds sold, securities
purchased under agreements to
resell and interest bearing
deposits with banks	1,075	21	2.61%	1,411	12	1.14%

Total interest earning assets	989,228	$39,726	5.37%	946,291	$35,172	4.96%

Allowance for loan losses	(7,489)			(8,033)
Cash and due from banks	38,001			37,855
Premises and equipment, net	12,537			13,179
Other assets	19,541			18,823

Total assets	$1,051,818			$1,008,115

LIABILITIES AND
SHAREHOLDERS' EQUITY:
Interest bearing deposits:
Savings, NOW & Money Market
accounts	$ 511,981	$ 2,775	0.72%	$ 510,628	$ 1,897	0.50%
Time deposits	211,488	3,407	2.15%	193,170	2,621	1.81%

Total interest bearing deposits	723,469	6,182	1.14%	703,798	4,518	0.86%

Short-term borrowings	43,620	987	3.02%	55,991	527	1.26%
Long-term debt	72,840	1,670	3.07%	37,251	662	2.37%
Junior subordinated debentures
issued to Unconsolidated
subsidiary trust	20,619	893	5.79%	0	0	0.00%

Total interest bearing liabilities	860,548	$ 9,732	1.51%	797,040	$ 5,707	0.96%

Noninterest bearing deposits	116,899			111,599
Other liabilities	8,965			11,554
Shareholders' equity	65,406			87,922

Total liabilities and
shareholders' equity	$1,051,818			$1,008,115

Net interest earning assets	$ 128,680			$ 149,251

Net interest income (fully taxable
equivalent)		$29,994			$29,465

Net interest rate spread			3.86%			4.01%

Net interest margin			4.05%			4.16%

(1)	Includes principal balance of non-accrual loans and fees on loans.


The following tables attribute changes in Merchants' net interest income (on a fully taxable equivalent basis) to changes in either average balances or average rates for the three and nine months ended September 30, 2005. Changes due to both interest rate and volume have been allocated to change due to balance and change due to rate in proportion to the relationship of the absolute dollar amounts of the change in each. The following table represents an analysis of changes in fully taxable equivalent net interest income:

Analysis of Changes in Fully Taxable Equivalent Net Interest Income

Three Months Ended September 30, 2005

				Due to
			Increase
(In thousands)	2005	2004	(Decrease)	Volume	Rate

Fully Taxable Equivalent Interest Income:
Loans	$ 9,385	$ 8,214	$1,171	$ (16)	$1,187
Investments	4,248	3,806	442	89	353
Federal Funds Sold, Securities Sold Under
Agreements to Repurchase and Interest
Bearing Deposits with Banks	20	1	19	19	-

Total Interest Income	13,653	12,021	1,632	92	1,540

Less Interest Expense:
Savings, Money Market & NOW Accounts	1,033	666	367	(24)	391
Time Deposits	1,425	796	629	200	429
Short-term Borrowings	271	205	66	(33)	99
Long-term Debt	577	385	192	74	118
Junior Subordinated debt	298	-	298	298	-

Total Interest Expense	3,604	2,052	1,552	515	1,037

Net Interest Income	$10,049	$ 9,969	$ 80	$ (423)	$ 503

Nine Months Ended September 30, 2005

				Due to
			Increase
(In thousands)	2005	2004	(Decrease)	Volume	Rate

Fully Taxable Equivalent Interest Income:
Loans	$26,982	$24,287	$2,695	$ 289	$2,406
Investments	12,723	10,873	1,850	1,118	732
Federal Funds Sold, Securities Sold Under
Agreements to Repurchase and Interest
Bearing Deposits with Banks	21	12	9	(2)	11

Total Interest Income	39,726	35,172	4,554	1,405	3,149

Less Interest Expense:
Savings, Money Market & NOW Accounts	2,775	1,897	878	5	873
Time Deposits	3,407	2,621	786	263	523
Short-term Borrowings	987	527	460	(86)	546
Long-term Debt	1,670	662	1,008	772	236
Junior Subordinated debt	893	-	893	893	-

Total Interest Expense	9,732	5,707	4,025	1,847	2,178

Net Interest Income	$29,994	$29,465	$ 529	$ (442)	$ 971


Provision for Loan Losses: No provision for loan losses was recorded during the first nine months of 2005 or for the same period last year. Although nonaccrual loans have trended upward over the last year (see page 15), these loans have been charged down to their estimated net realizable value. Net charge-offs during 2005 have totaled $440 thousand. The increased net charge-off volume during the third quarter was driven by two commercial real estate loans that were written down in anticipation of their sale; and a single construction loan where the tenant business failed prior to closing on alternate financing. At the same time the overall quality of the loan portfolio improved significantly during the quarter. Internally classified loans have decreased to $17.16 million from $26.34 million at June 30, 2005 and $20.52 million at December 31, 2004. All of these factors are taken into consideration during Management's quarterly review of the Allowance for Loan Losses (the "Allowance"). The Allowance continues to be deemed adequate under current market conditions. See the discussion of Nonperforming Assets on pages 15 and 16 for additional information on the Allowance.

Noninterest Income: Total noninterest income increased 1.7% to $2.33 million from $2.29 million for the third quarter of 2005 compared to 2004; and increased 2.5% to $6.82 million from $6.66 million for the first nine months of the year. Merchants Trust Company income continued to increase and was just under 9% higher for the first nine months of 2005 compared to 2004. Service charges on deposits decreased 7.8% to $1.14 million for the third quarter of 2005 compared to $1.24 million for the same period last year; and decreased 8.1% to $3.35 million from $3.64 million for the first nine of months of the current year compared to last year. This decrease was driven by the fact that increases in the earnings credit rate have allowed business customers to decrease the amount of hard dollar charges they incur each month, reducing the overall level of service charge revenue. Additionally, although Merchants continues to experience increases in overdraft service charge revenue, the rate of the increase has slowed as more customers use their debit cards for purchases; electronic transactions are not approved unless the customer has sufficient funds in their account to pay for the transaction. Other noninterest income increased 25.0% to $850 thousand from $680 thousand for the third quarter, and 18.0% to $2.22 million from $1.88 million for the first nine months of this year compared to last year. As mentioned above, Merchants is experiencing increases in electronic transactions, leading to increases in net revenue for ATM and debit cards.

Noninterest Expenses: Total noninterest expense increased 3.4% to $8.37 million from $8.10 million for the third quarter of 2005 compared to 2004; and 2.4% to $24.99 million from $24.41 million for the first nine months of the year. Salaries and wages increased 4.3% to $3.14 million for the third quarter of this year compared to $3.01 million for the third quarter of last year, and 4.9% to $9.22 million from $8.79 million when comparing the first nine months of this year to last year, primarily due to normal salary increases and increased expected incentive payouts. Employee benefits decreased 5.0% to $911 thousand from $959 thousand for the third quarter and 3.0% to $2.85 million from $2.94 million for the first nine months of 2005 compared to 2004. This decrease is primarily due to reduced pension expenses in 2005 resulting from strong returns on plan assets. The decreased pension cost was offset by increases in Merchants cost of health insurance which increased 6.9% for the first nine months of 2005 compared to 2004. Merchants is planning to transition to a high deductible, consumer driven health plan starting in 2006 to help manage its future health care cost increases. Legal and professional fees increased 68.5% to $615 thousand for the third quarter, and 13.9% to $1.51 million for the first nine months of the year. On July 1, 2005 Merchants began to transition its item processing function to an outside provider. Total legal and professional fees incurred during the third quarter related to these outsourced processing fees were $178 thousand which displaced a similar amount of salary and equipment associated expenses.

Balance Sheet Analysis

Average loans for the third quarter of 2005 were $590.26 million compared to $586.27 million for the fourth quarter of 2004. Period-end loans were $592.99 million compared to $584.33 million at December 31, 2004. Most of the growth in the loan portfolio during 2005 has been in the residential portfolio. Merchants is currently generating sufficient volumes to replenish amortization in its residential mortgage portfolio and to provide some modest growth. Merchants' commercial loan categories (commercial and commercial real estate loans) have declined $11.62 million since year-end; with the majority of the decline occurring during the third quarter. This decline was primarily driven by decreased utilization of mortgage warehouse lines by Merchants' mortgage brokerage customers and the sale of the USDA guaranteed portion of several loans. Competitive factors and accelerated amortization continue to be impediments to growth. The squeeze on spreads across all lending and investment instruments has worked its way through the commercial loan arena. Merchants has chosen to meet the competition to retain strong existing customers and to solicit new relationships. There are many instances where pricing does not reflect the underlying credit risks and management has chosen not to compete as aggressively for this business.

The following table summarizes the components of Merchants' loan portfolio as of September 30, 2005 and December 31, 2004:

(In thousands)	September 30, 2005	December 31, 2004

Commercial, financial and agricultural	$ 74,220	$ 82,644
Real estate loans - residential	281,584	265,306
Real estate loans - commercial	206,139	209,333
Real estate loans - construction	23,435	19,354
Installment loans	7,194	7,016
All other loans	418	679

Total loans	$592,990	$584,332

Average deposits for the quarter were $853.71 million, a 2.8% increase over the same quarter of last year, and a 1.0% increase from average balances at December 31, 2004. Merchants continues to focus on generating low cost transaction accounts. At the same time, Merchants has responded to competitive pressure by offering competitive rates on a hybrid time deposit. This product has proven to be successful at stemming the potential outflow of core funding within the Banks' money market category. Although average money market balances have decreased by $37.97 million since December 2004, this hybrid product, TimeLYNX®, has seen increased average balances of $47.13 million.

Merchants' investment portfolio has increased $7.80 million since year-end. Merchants continues to support a portion of its asset growth with borrowings from the FHLB. Quarter-end borrowed funds balances, excluding Merchants' trust preferred securities balance of $20.62 million, were $86.20 million, a decrease of $18.56 million since December 31, 2004. Increased deposit balances have enabled Merchants to decrease its borrowed fund position over the course of 2005. During the quarter Merchants took advantage of an opportunity to reposition a small portion of its investment portfolio and sold corporate bonds with a par value of $5 million, generating a total loss of $65 thousand.

In the ordinary course of business, Merchants makes commitments for possible future extensions of credit. On September 30, 2005, Merchants was obligated to fund $9.08 million of standby letters of credit. No losses are anticipated in connection with these commitments.

Income Taxes

Merchants and its subsidiaries are taxed on income by the Internal Revenue Service at the federal level. The State of Vermont levies franchise taxes on banks based upon average deposit levels in lieu of taxing income. Franchise taxes are included in noninterest expenses in the consolidated statements of income.

Total income tax expense was $980 thousand and $2.83 million for the third quarter and first nine months of 2005, respectively, compared to $1.08 million and $2.96 million for the same periods in 2004. Merchants recognized favorable tax benefits of $425 thousand and $1.28 million for the third quarter and first nine months of 2005, respectively, compared to $400 thousand and $1.20 million for the same periods in 2004, representing the amount of the federal affordable housing tax credits earned during these periods. Merchants' statutory tax rate was 35% for all periods. The recognition of affordable housing tax credits is the principal reason for Merchants' effective tax rate of 24% for the first nine months of 2005.

Liquidity and Capital Resources

Merchants' liquidity is monitored by the Asset and Liability Committee ("ALCO"), based upon policies approved by the Board of Directors. Liquidity can be defined as the ability to generate cash in the most economical way to satisfy loan demand, deposit withdrawal demand, and to meet other business opportunities which require cash. Merchants has an overnight line of credit with the FHLB of $5 million and an estimated additional borrowing capacity with the FHLB of $62 million. Additionally, Merchants has $28 million in available Federal Funds lines of credit at September 30, 2005 and the ability to borrow through the use of repurchase agreements, collateralized by Merchants' investments, with certain approved counterparties. Merchants' investment portfolio, which is managed by Merchants' ALCO, totaled $384.35 million at September 30, 2005, and is a strong source of cash flow for Merchants.

Merchants has been active in its stock buyback plan during the first nine months of 2005 and has purchased 101,400 shares at an average price of $26.52. In October of 2005 Merchants' Board of Directors approved a new stock repurchase program, pursuant to which Merchants may repurchase 200,000 shares of its stock from time to time through October 2006. The new program will commence when there are no shares remaining under its original stock repurchase program approved in January 2001.

As of September 30, 2005, Merchants exceeded all applicable regulatory capital requirements. The following table represents the actual capital ratios and capital adequacy requirements for Merchants as of September 30, 2005 and 2004:

			For Capital
	Actual		Adequacy Purposes

(In thousands)	Amount (1)	Percent	Amount	Percent

	As of September 30, 2005

Tier 1 leverage capital	$88,258	8.40%	$42,043	4.00%
Tier 1 risk-based capital	88,258	13.01%	27,143	4.00%
Total risk-based capital	95,330	14.05%	54,289	8.00%

	As of September 30, 2004

Tier 1 leverage capital	$91,034	8.75%	$41,615	4.00%
Tier 1 risk-based capital	91,034	13.43%	27,113	4.00%
Total risk-based capital	98,856	14.58%	54,227	8.00%

(1)	The September 30, 2005 amounts include $20 million in trust preferred securities issued in December 2004.
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

The following table summarizes Merchants' nonperforming assets at the dates indicated:

(In thousands)	September 30, 2005	June 30, 2005	December 31, 2004	September 30, 2004

Nonaccrual loans	$3,981	$3,416	$3,233	$3,590
Loans past due 90 days or more
and still accruing interest	--	100	20	--
Restructured loans	81	81	83	84

Total nonperforming loans
("NPL")	4,062	3,597	3,336	3,674

Total nonperforming assets
("NPA")	$4,062	$3,597	$3,336	$3,674

The level of nonperforming assets increased during the third quarter. Several small relationships were transferred to nonaccrual during the quarter, leading to an increase in nonaccrual loans of $565 thousand. Total nonperforming assets increased to $4.06 million at the end of the third quarter of 2005 compared to $3.34 million at the end of 2004; and were $465 thousand higher than June 30, 2005 balances of $3.60 million. Subsequent to September 30, 2005 a nonrecourse loan sale was completed that reduced nonaccruing loans by $1.11 million. The sale generated a small gain.

The following table summarizes year-to-date activity in Merchants' Allowance through the dates indicated:

(In thousands)	September 30, 2005	December 31, 2004	September 30, 2004

Allowance beginning of year	$7,512	$7,954	$7,954
Charge-offs :
Commercial, lease financing
and all other	(249)	(56)	(17)
Real estate - construction	(218)	--	--
Real estate - commercial	(120)	--	(347)
Real estate - mortgage	(1)	(703)	(26)
Installment and other consumer	(17)	(17)	(15)

Total charge-offs	(605)	(776)	(405)

Recoveries:
Commercial, lease financing
and all other	114	34	13
Real estate - commercial	30	--	252
Real estate - mortgage	16	297	44
Installment and other consumer	5	3	3

Total recoveries	165	334	312

Net charge-offs	(440)	(442)	(93)

Provision for loan losses	--	--	--

Allowance end of period	$7,072	$7,512	$7,861

The Allowance is based on management's estimate of the amount required to reflect the inherent losses in the loan portfolio, based on circumstances and conditions at each reporting date. Merchants reviews the adequacy of the Allowance at least quarterly. Factors considered in evaluating the adequacy of the Allowance include previous loss experience, current economic conditions and their effect on the borrowers, the performance of individual loans in relation to contract terms and estimated fair values of properties to be foreclosed. The method used in determining the amount of the Allowance is not based on maintaining a specific percentage of Allowance to total loans or total NPA. Rather, the methodology is a comprehensive analytical process of assessing the credit risk inherent in the loan portfolio. This assessment incorporates a broad range of factors, which indicate both general and specific credit risk, as well as a consistent methodology for quantifying probable credit losses.

Losses are charged against the Allowance when management believes that the collectibility of principal is doubtful. To the extent management determines the level of anticipated losses in the portfolio has significantly increased or diminished, the Allowance is adjusted through current earnings. As part of Merchants' analysis of specific credit risk, detailed and extensive reviews are performed on larger credits and problematic credits identified on the watched asset list, nonperforming asset listings and internal credit rating reports. An outside loan review firm examines portions of Merchants' commercial loan portfolio three times per year. Over the course of the year, approximately 70% of commercial loan balances are reviewed, including all relationships over $1.0 million and criticized and classified loans over $500 thousand. Issues addressed by the loan review process include the accuracy of Merchants' internal risk ratings system, loan quality, and adequacy of the Allowance.

Loans deemed impaired at September 30, 2005 totaled $4.28 million; of this total $4.09 million are included as nonperforming assets in the table above. This compares to impaired loans of $3.61 million at June 30, 2005 and $3.32 million at December 31, 2004.

The Allowance level reflects management's current strategies and efforts to maintain the Allowance at a level adequate to provide for loan losses based on an evaluation of known and inherent risks in the loan portfolio. Among the factors that management considers in establishing the level of the Allowance are overall findings from an analysis of individual loans, the overall risk characteristics and size of the loan portfolio, past credit loss history, management's assessment of current economic and real estate market conditions and estimates of the current value of the underlying collateral. Management considered the balance of the Allowance adequate at September 30, 2005.

The following table reflects Merchants' nonperforming asset and coverage ratios as of the dates indicated:

	September 30, 2005	June 30, 2005	December 31, 2004	September 30, 2004

NPL to total loans	0.68%	0.60%	0.57%	0.62%
Allowance to total loans	1.19%	1.26%	1.29%	1.32%
Allowance to NPL	174%	208%	225%	214%
Allowance to NPA	174%	208%	225%	214%

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

Interest Rate Risk

The ALCO is responsible for evaluating and managing the interest rate risk which arises naturally from imbalances in repricing, maturity and cash flow characteristics of Merchants' assets and liabilities. The ALCO is responsible for ensuring that the Board of Directors receives accurate information regarding Merchants' interest rate risk position at least quarterly. The ALCO uses an outside consultant to perform rate shocks of Merchants' balance sheet, and to perform a variety of other analyses. The consultant's most recent review was as of August 31, 2005. At that time Merchants' one-year gap position was a $49.69 million liability-sensitive position compared to a $29.22 million liability-sensitive position at the end of 2004.

Merchants' consultant modeled a 200 basis point rising and falling interest rate scenario at the August 31, 2005 review. The model assumes a parallel and pro rata shift of the yield curve over a one year period and assumes no changes or growth in the balance sheet. At the August 31, 2005 review the change in net interest income for the next 12 months from Merchants' expected or "most likely" forecast was as follows:

Percent Change in
Rate Change	Net Interest Income

Up 200 basis points	(0.98)%
Down 200 basis points	(3.64)%

The analysis shows margin compression in both the rising and falling rate scenarios. In a rising rate environment the short-term liability sensitivity leads to a decrease in net interest income in the first year as funding costs initially increase more rapidly than asset yields. This trend is expected to reverse in year two as the asset base continues to reset at higher rates while funding costs stabilize. The ability to reduce funding costs is limited in the falling rate environment, while the Bank's prime based loans rapidly reset to lower yields. Additionally, assets are expected to shorten, further exacerbating margin compression. The margin compression becomes more pronounced in later years under this static modeling scenario. The

degree to which this exposure materializes will depend, in part, on Merchants' ability to manage deposit rates as interest rates rise or fall.

The analysis discussed above includes no growth assumptions. The consultant also ran additional simulations, which modeled a downward movement in rates with a steepening yield curve and a simulation using Merchants' current growth assumptions. The growth model showed that margin dollars increase in both rising and falling rate environments as Merchants continues to grow its balance sheet. The steepening yield curve scenario showed that much of Merchants interest rate risk in a down 200 basis point scenario would be mitigated by the steepening of the yield curve. These types of dynamic analyses give the ALCO a more thorough understanding of how Merchants' balance sheet will perform in a variety of rate environments.

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

Merchants periodically, if deemed appropriate, uses interest rate swaps, floors and caps, which are common derivative financial instruments, to hedge its interest rate risk position. The Board of Directors has approved hedging policy statements governing the use of these instruments by Merchants. As of September 30, 2005 Merchants had no derivative instruments. The risks associated with entering into such transactions are the risk of default from the counterparty with whom Merchants has entered into agreement and a poor correlation between the item being hedged and the derivative instrument. Merchants' risk from default of a counterparty is limited to the expected cash flow anticipated from the counterparty, not the notional value.

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


Based on this evaluation, Merchants has concluded that the disclosure controls and procedures effectively ensure that information required to be disclosed in Merchants' filings and submissions with the Securities and Exchange Commission under the Exchange Act, is accumulated and communicated to Merchants' management (including the principal executive officer and principal financial officer) and is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. In addition, Merchants has reviewed its internal controls over financial reporting and there have been no significant changes in its internal controls or in the other factors that could significantly affect those controls during the quarter or nine month period ended September 30, 2005.

MERCHANTS BANCSHARES, INC.
PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Merchants is involved in routine legal proceedings occurring in the ordinary course of business, which in the aggregate are believed by management to be immaterial to its financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities by the Issuer

			(c) Total Number	(d) Maximum
			of Shares	Number of Shares
	a) Total		Purchased as	that May Yet Be
	Number of	(b) Average	Part of Publicly	Purchased Under
	Shares	Price Paid per	Announced Plans	the Plans or
Period	Purchased	Share	or Programs	Programs

July through July 31	-	$ -	-	24,219
August through August 31	2,400	$26.90	2,400	21,819
September through
September 30	1,100	$27.05	1,100	20,719

Total	3,500	-	3,500	-

In January 2001, Merchants' Board of Directors approved a stock repurchase program. In January 2005, the Board of Directors voted to extend the program until January 2006. Under the program, Merchants is authorized to repurchase up to 300,000 shares of its own common stock. Under the plan, Merchants has purchased 279,281 shares of its own common stock on the open market, at an average per share price of $23.33 through September 30, 2005; 101,400 of these shares were purchased during the first three quarters of 2005 at an average price of $26.52.

In October of 2005 Merchants' Board of Directors approved a new stock repurchase program, pursuant to which Merchants may repurchase 200,000 shares of its stock from time to time through October 2006. The new program will commence when there are no shares remaining under the current stock repurchase program.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

(a)	Exhibits:
	31.1 -	Certification of Chief Executive Officer of the Company Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14
	31.2 -	Certification of Chief Financial Officer of the Company Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14
	32.1 -	Certification of Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	32.2 -	Certification of Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Current Reports on Form 8-K

Merchants Bancshares, Inc. filed a Current Report on Form 8-K on October 20, 2005, with respect to a press release it issued announcing a quarterly dividend and the date of Merchants' quarterly earnings release

MERCHANTS BANCSHARES, INC.
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

Merchants Bancshares, Inc.

/s/ Joseph L. Boutin

Joseph L. Boutin
President &Chief Executive Officer

/s/ Janet P. Spitler

Janet P. Spitler
Chief Financial Officer &Treasurer

November 1, 2005

Date
