Form 10-K
period 2005-12-31
MERCHANTS BANCSHARES INC
filed 2006-03-06
CIK 726517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2005

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number	0-11595

Merchants Bancshares, Inc.

(Exact name of registrant as specified in its charter)

Delaware	03-0287342

State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

275 Kennedy Drive, South Burlington, Vermont	05403

(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code	(802) 658 - 3400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.01 per share	NASDAQ

Securities registered pursuant to section 12(g) of the Act:
None

(Title of class)

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [ ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act [ ] Yes [X] No

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [   ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a nonaccelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large Accelerated Filer [ ]	Accelerated Filer [X]	Nonaccelerated Filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

      The aggregate market value of the registrant's voting common stock held by non-affiliates was $103,726,089 as computed using the per share price, as reported on the NASDAQ, as of market close on June 30, 2005.

The number of shares outstanding for each of the registrant's classes of common stock, as of February 23, 2006, is:
Class: Common stock, par value $.01 per share
Outstanding: 6,302,586 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement to Shareholders for the Registrant's Annual Meeting of Shareholders to be held on May 2, 2006 are incorporated herein by reference in Part III.

FORM 10-K

The following is a copy, except for the exhibits, of the Annual Report of Merchants Bancshares, Inc. and its wholly owned subsidiaries Merchants Bank and Merchants Properties, Inc.; as well as Merchants Bank's wholly owned subsidiary Merchants Trust Company (collectively referred to herein as "Merchants") on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission (the "SEC").

TABLE OF CONTENTS

Part I			Page Reference

	Item 1 -	Business	4 - 10
	Item 1A -	Risk Factors	11
	Item 1B -	Unresolved Staff Comments	11
	Item 2 -	Properties	11 - 12
	Item 3 -	Legal Proceedings	12
	Item 4 -	Submission of Matters to a Vote of Security Holders	12

Part II

	Item 5 -	Market for Registrant's Common Equity, Related Stockholder Matters and
		Issuer Purchases of Equity Securities	13
	Item 6 -	Selected Financial Data	14 - 16
	Item 7 -	Management's Discussion and Analysis of Financial Condition
		and Results of Operations	17 - 35
	Item 7A -	Quantitative and Qualitative Disclosures about Market Risk	36 - 39
	Item 8 -	Financial Statements and Supplementary Data	40 - 67
	Item 9 -	Changes in and Disagreements with Accountants on Accounting and
		Financial Disclosures	71
	Item 9A -	Controls and Procedures	71
	Item 9B -	Other Information	71

Part III *

	Item 10 -	Directors and Executive Officers of the Registrant	71
	Item 11 -	Executive Compensation	71
	Item 12 -	Security Ownership of Certain Beneficial Owners and Management
		and Related Stockholder Matters	71
	Item 13 -	Certain Relationships and Related Transactions	71
	Item 14 -	Principal Accountant Fees and Services	71

Part IV **

	Item 15 -	Exhibits and Financial Statement Schedules	72 − 73
	Signatures		74

*	The information required by Part III is incorporated herein by reference from Merchants' Proxy Statement for the Annual Meeting of Shareholders to be held on May 2, 2006.
**

A list of exhibits to the Form 10-K is set forth on the Exhibit Index included in the Form 10-K filed with the SEC. Copies of any exhibit to the Form 10-K may be obtained from Merchants by contacting Investor Relations, Merchants Bancshares, Inc., P.O. Box 1009, Burlington, VT 05402-1009. All financial statement schedules are omitted since the required information is included in the consolidated financial statements of the Company and notes thereto in the Form 10-K.

FORWARD-LOOKING STATEMENTS

Except for the historical information contained herein, this Annual Report on Form 10-K of Merchants may contain forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). Investors are cautioned that forward looking statements are inherently uncertain. Actual performance and results of operations may differ materially from those projected or suggested in the forward looking statements due to certain risks and uncertainties, including, without limitation:

(i)	the fact that Merchants' success is dependent upon general economic conditions in Vermont and Vermont's ability to attract new business;

(ii)

the fact that Merchants' earnings depend to a great extent upon the level of net interest income (the difference between interest income earned on loans and investments and the interest expense paid on deposits and other borrowings) generated by Merchants and thus Merchants' results of operations may be adversely affected by increases or decreases in interest rates or by the shape of the yield curve;

(iii)

the fact that the banking business is highly competitive and the profitability of Merchants depends upon Merchants' ability to attract loans and deposits in Vermont, where Merchants competes with a variety of traditional banking and nontraditional institutions such as credit unions and finance companies;

(iv)

the fact that at December 31, 2005, approximately 46% of Merchants' loan portfolio was comprised of commercial and commercial real estate loans, exposing Merchants to the risks inherent in financings based upon analyses of credit risk, the value of underlying collateral, including real estate, and other more intangible factors, which are considered in making commercial loans;

(v)

the fact that at December 31, 2005, approximately 87% of Merchants' loan portfolio was comprised of residential real estate and commercial real estate loans, exposing Merchants to the risks inherent in financings based upon analyses of credit risk and the value of underlying collateral. Accordingly, Merchants' profitability may be negatively impacted by errors in risk analyses, by loan defaults, and the ability of certain borrowers to repay such loans may be adversely affected by any downturn in general economic conditions;

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

These factors, as well as general economic and market conditions in the United States of America, may materially and adversely affect the market price of shares of Merchants' common stock. Because of these and other factors, past financial performance should not be considered an indicator of future performance. The forward looking statements contained herein represent Merchants' judgment as of the date of this Form 10-K; Merchants cautions readers not to place undue reliance on such statements.

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

The Merchants Bank was organized in 1849 and assumed a national bank charter in 1865, becoming The Merchants National Bank of Burlington, Vermont. On September 6, 1974, The Merchants National Bank of Burlington converted its national charter to a Vermont state commercial bank charter, adopting its current name, Merchants Bank. As of December 31, 2005, Merchants operated one of the largest commercial banking operations in Vermont, with deposits totaling $855 million, gross loans of $606 million, and total assets of $1.08 billion.

Merchants Trust Company, a wholly owned subsidiary of Merchants Bank, is a Vermont corporation chartered in 1870 for the purpose of offering fiduciary services including trust management and administration, investment management and estate settlement services. As of December 31, 2005, Merchants Trust Company had fiduciary responsibility for assets having a market value in excess of $411 million, of which more than $285 million constituted managed assets. Total revenue of Merchants Trust Company for 2005 was $1.7 million and total expenses were $1.1 million.

Merchants Properties, Inc., a wholly owned subsidiary of Merchants Bancshares, Inc. was organized for the purpose of developing and owning affordable rental housing units throughout the state of Vermont. As of December 31, 2005, Merchants Properties, Inc. owned one development located in Enosburg, Vermont, consisting of a 24-unit low-income family rental housing project. Total assets of Merchants Properties, Inc. at December 31, 2005 were approximately $1.0 million.

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

As used herein the term "Merchants" shall mean Merchants Bancshares, Inc. and its subsidiaries unless otherwise noted or the context otherwise requires.

RETAIL SERVICES

Merchants' products are designed to provide high value within a defined range of offerings. Individual categories are anchored by lead products that are attractively packaged and easy for Merchants' staff to deliver. This is a clear contrast to most of the other local, regional and national financial service providers. Merchants has consciously focused on business lines that are supportable at the most competitive standard. The business lines it has chosen are robust, with employees proficient in selling and servicing all programs. Merchants' customers appreciate the value that is offered via well defined product features and services that function in a straightforward, effective manner. That formula, in combination with highly motivated and well-trained front line professionals, provides the company with a competitive advantage in its markets.

Merchants' retail deposit products include interest bearing and non-interest bearing checking accounts, money market accounts, club accounts, and short-term and long-term certificates of deposit including a popular flexible CD instrument called TimeLYNX(R). Merchants also offers customary check collection services, wire transfers, safe deposit box rentals, and automated teller machine ("ATM") and debit cards. Credit programs include secured and unsecured installment lending, home equity lines of credit, home mortgages, and credit cards (in partnership with a third party).


Free Checking For Life(R) is available to all applicants of good standing in Merchants' market area, and is free of monthly service charges for the life of the account. The only condition to holding the account is that the customer accept check safekeeping. The account pays interest at tiered levels beginning with the first dollar, and no minimum balance is required. Merchants opened just over 9,600 Free Checking For Life(R) accounts during 2005.

Free Checking For Life(R) customers may choose either a Debit Card or an ATM card. Customers who choose the Debit Card can pay for purchases at locations that accept VISA(R). Customers can use a money market account and/or a home equity line of credit as overdraft coverage for a checking account. The customer may choose either or both accounts to cover overdrafts via an automatic transfer of funds (ATF).

Merchants' primary retail deposit savings product is its MoneyLYNX(R) Money Market Account. MoneyLYNX(R) pays interest at tiered levels beginning with the first dollar in the account, and fees are charged only under certain limited circumstances. Merchants' rates on this product remained competitive during the last year, but were not at the top of the market. New account activity rose during 2005, with average individual account balances dropping. At the beginning of 2004, the product was enhanced by lowering the minimum balance required to open an account, contributing to greater demand for this offering.

Merchants' flexible TimeLYNX(R) certificate of deposit allows multiple deposits and penalty free withdrawals within regulatory guidelines. It is an attractive alternative for customers who wish to retain some of the liquidity features of a money market or savings account while receiving a higher yield than what is offered by those accounts. From April through mid-June 2005, Merchants offered another TimeLYNX(R) certificate of deposit with a longer term (24 months). Merchants saw the deposits in the TimeLYNX(R) category rise by 82% during 2005.

Merchants offers ATF to cover overdrafts, electronic funds transfer ("EFT") to automate transfers between accounts, and the PhoneLYNXSM telephone banking system. Merchants offers eLYNX(R), a free online banking service as well as a free bill payment service delivered via the Internet, which has proven to be a popular addition.

Each of Merchants' 35 full-service branch offices is led by a branch president who has responsibility for the full range of retail and small business credit services. Merchants' semi-autonomous branch system is core to its strategy of providing one-stop shopping to its customers. Currently most customer inquiries can be handled at any branch location. The branch serves as both a sales and a delivery channel. Branch personnel can explain various deposit options and open new accounts online via internal systems. Additionally, qualified branch staff have the ability to take loan applications, approve loans within defined approval limits, and to close consumer, mortgage and small business loans. Merchants also operates 41 ATMs throughout Vermont, and maintains a customer call center with expanded hours of operation. Customer calls are answered by well-trained employees operating from Merchants' Service Center in South Burlington. There is no automated attendant.

Work was done to build relationships with all of Merchants' households via a communication process known as XSell. More of the mortgage and home equity options were introduced to customers, with growth of the residential portfolio as a result. Financing is available for one-to-four-family residential mortgages, residential construction and seasonal dwelling mortgages. Merchants offers both fixed rate and adjustable rate mortgages for residential properties, and provides a unique two-way rate lock protection feature. Merchants currently holds all originated mortgages in its loan portfolio.

Merchants offers a wide variety of consumer loans. Home improvement and home equity lines of credit and various personal loans are available. Financing is also provided for new or used automobiles, boats, airplanes, recreational vehicles and new mobile homes.

COMMERCIAL SERVICES

Merchants' corporate sales staff services the majority of the commercial customers, which are primarily larger operating companies, real estate investors and developers. Nine corporate banking officers and ten corporate banking administrators provide commercial credit services throughout Vermont to customers requiring business credit above the prescribed authorities of the branch presidents. Branch presidents are trained for small business loan origination.


Financing is available for business inventory, accounts receivable, fixed assets, real estate, lines of credit for working capital, community development, irrevocable letters of credit, U.S. Small Business Administration guaranteed loans and USDA guaranteed loans. Merchants has increased the emphasis placed on small business loans originated in its branches. The Q-LYNX small business loan program was expanded mid-year 2005, increasing the maximum loan size from $75 thousand to $200 thousand. As a result, program activity grew significantly in the second half of the year.

CommerceLYNX(R) is a package of business banking services including a low cost business checking account, a CommerceLYNX(R) Money Market Account, and a streamlined overdraft protection line of credit application. Merchants' philosophy of simplifying product offerings and minimizing fees has been applied to this program. Consistent with Merchants' goal of promoting electronic transactions, CommerceLYNX(R) provides Internet banking, bill payment and debit and electronic services. Branch presidents are trained to offer this service leading with the introduction of small business deposit options and the value of utilizing the efficient transaction accounts.

Merchants offers a variety of commercial checking accounts. Commercial checking uses an earnings credit rate to help offset service charges. Merchants offers the CommerceLYNX(R) Money Market Account as the savings vehicle for businesses. The CommerceLYNX(R) Money Market Account pays interest at tiered levels beginning with the first dollar in the account. Merchants' cash management services provide additional investment opportunities through the Cash Sweep Program. Other cash management services include funds concentration. Merchants offers eLYNX(R) Online Banking, a commercial banking and bill payment service delivered via the Internet. This product allows businesses to view their account histories, print statements, view check images, order stop payments, transfer between accounts, transmit ACH batches, and order wire transfers. Other miscellaneous commercial banking services include night depository, coin and currency handling, and balance reporting services.

COMPETITION

The competitive landscape continued to change in 2005. Several large credit unions and a mutual savings bank continued to make substantial commitments in new bricks and mortar in Merchants' primary markets. Citizens Bank completed the name change of all its branches after the merger with Charter One Bank was completed in 2004. TD Banknorth also completed the name change of all its Banknorth branches after the merger of Toronto Dominion and Banknorth Group in 2004. Like most financial institutions in America, Merchants competes with an ever increasing array of financial service providers. As the national economy moves further toward a concentration of service companies and the overall health of the financial service industry continues to be strong, competitive pressures mount. Merchants competes in Vermont for deposit and loan business with numerous other commercial and savings banks, savings and loan associations, credit unions, and other non-bank financial providers. As of December 31, 2005, there were more than 18 state and national banking institutions operating in Vermont. In addition, the number of non-bank financial service providers competing in Vermont has increased. As a bank holding company and state-chartered commercial bank, Merchants is subject to extensive regulation and supervision, including, in many cases, regulation that limits the type and scope of its activities. The non-bank financial service providers that compete with Merchants may be subject to less restrictive regulation and supervision. Competition from nationally chartered banks, as well as local institutions, continues to be aggressive.

Merchants expects to see continued competitive pressure on its franchise. Merchants is the largest independent bank with offices exclusively in the state of Vermont. Assertive direct marketing of core financial products continues to result in increased market share, even in mature market areas. Several smaller community banks have continued their commitment to increase their footprints in Merchants' markets. A mutual savings bank headquartered in the central section of Vermont has continued to move into Chittenden County with at least one new retail location added to its prior de novo entries in the county. Several of the credit unions have also continued to open additional branch locations. In a state that already has one of the nation's highest branch-to-population ratios it is necessary to have a very competitive product offering and exceptional service levels in order to compete effectively.

From a retail product standpoint, Merchants has seen a significant change in the competitive landscape in the past few years. When Merchants' free checking product was introduced there was only one other competitor with a similar product offering. Since that time all of Merchants' largest competitors have introduced free checking products. Merchants continues to see this program as the major driver in its new household penetration. It is now attractively packaged with other products and services as a component of FreedomLYNX(R) Banking.


No material part of Merchants' business is dependent upon one, or a few, customers, or upon a particular industry segment, the loss of which would have a material adverse impact on the operations of Merchants.

NUMBER OF EMPLOYEES

As of December 31, 2005, Merchants Bancshares, Inc. had three officers: Joseph L. Boutin, President and Chief Executive Officer; Janet P. Spitler, Chief Financial Officer and Treasurer; and Lisa Razo, Secretary. As of December 31, 2005, Merchants Bank employed 245 full-time and 51 part-time employees and Merchants Trust Company employed 11 full-time employees and 1 part-time employee, representing a combined full time equivalent complement of 283 employees. Merchants Bank and Merchants Trust Company maintain comprehensive employee benefits programs for employees, which provide major medical insurance, hospitalization, dental insurance, long-term and short-term disability insurance, life insurance and a 401(k) Plan. Merchants Bank believes that relations with its employees are good.

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

Capital Adequacy and Safety and Soundness

Capital Guidelines. Under the uniform capital guidelines adopted by the Federal banking agencies, in order to be "well capitalized" a financial institution must have a minimum ratio of total capital to risk-adjusted assets of ten percent (including certain off-balance sheet items, such as standby letters of credit), a minimum ratio of Tier 1 capital to total risk-based assets of six percent (comprised of common equity, retained earnings, minority interests in the equity accounts of consolidated subsidiaries and a limited amount of noncumulative perpetual preferred stock, less deductible intangibles), and a minimum leverage ratio of five percent (Tier 1 capital to average quarterly assets, net of goodwill). As of December 31, Merchants and Merchants Bank were "well capitalized" under the uniform capital guidelines.

Under Federal banking laws, failure to meet the minimum regulatory capital requirements could subject a banking institution to a variety of enforcement remedies available to federal regulatory authorities, including the termination of deposit insurance by the FDIC and seizure of the institution.


Prompt Corrective Action. The Federal Deposit Insurance Corporation Improvement Act of 1991 (as amended) (the "FDICIA"), provides the Federal banking agencies with broad powers to take prompt corrective action to resolve problems of insured depository institutions, depending upon a particular institution's level of capital. The FDICIA establishes five tiers of capital measurement for regulatory purposes ranging from "well capitalized" to "critically undercapitalized." A depository institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position under certain circumstances. As of December 31, 2005, Merchants Bank was classified as "well capitalized" under the applicable prompt corrective action regulations.

Under the FDICIA a depository institution that is "well capitalized" may accept brokered deposits. A depository institution that is adequately capitalized may accept brokered deposits only if it obtains the approval of the FDIC, and may not offer interest rates on deposits "significantly higher" than the prevailing rate in its market. An "undercapitalized" depository institution may not accept brokered deposits. Merchants had no brokered deposits at December 31, 2005.

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

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002, signed into law July 30, 2002, addresses, among other issues, corporate governance, auditor independence and accounting standards, executive compensation, insider loans, whistleblower protection and enhanced and timely disclosure of corporate information. The SEC has adopted a substantial number of implementing rules, and the National Association of Securities Dealers, Inc. have adopted corporate governance rules applicable to Merchants that have been approved by the SEC. The changes are intended to allow shareholders to monitor more effectively the performance of companies and management.

As directed by Section 302(a) of the Sarbanes-Oxley Act of 2002, Merchants' chief executive officer and chief financial officer are each required to certify that Merchants' quarterly and annual reports do not contain any untrue statement of a material fact. This requirement has several parts, including certification that these officers are responsible for establishing, maintaining and regularly evaluating the effectiveness of Merchants' disclosure, controls and procedures and internal control over financial reporting. The officers certify that they have made certain disclosures to Merchants' auditors and the Audit Committee of the board of directors about Merchants' disclosure, controls and procedures and internal control over financial reporting and that they have included information in Merchants' quarterly and annual reports about their evaluation of those controls. In addition, the officers also certify in this report whether there have been any significant changes in Merchants' disclosure, controls and procedures, internal controls over financial reporting, or in other factors that could significantly affect, that has materially affected, or is reasonably likely to materially affect, Merchants' disclosure controls and procedures and internal controls over financial reporting and compliance with certain other disclosure obligations.

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

Available Information

Merchants files annual, quarterly, and current reports, proxy statements, and other documents with the SEC under the Exchange Act. The public may read and copy any materials that Merchants has filed with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Room 2521, Washington, D. C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers, including Merchants, that file electronically with the SEC. The public can obtain any documents that Merchants has filed with the SEC at http://www.sec.gov.

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

ITEM 1A - RISK FACTORS

Merchants has identified the following risk factors that may affect its performance and results of operations:

(i) the fact that Merchants' success is dependent upon general economic conditions in Vermont and Vermont's ability to attract new business;

(ii)

the fact that Merchants' earnings depend to a great extent upon the level of net interest income (the difference between interest income earned on loans and investments and the interest expense paid on deposits and other borrowings) generated by Merchants and thus Merchants' results of operations may be adversely affected by increases or decreases in interest rates or by the shape of the yield curve;

(iii)

the fact that the banking business is highly competitive and the profitability of Merchants depends upon Merchants' ability to attract loans and deposits in Vermont, where Merchants competes with a variety of traditional banking and nontraditional institutions such as credit unions and finance companies;

(iv)

the fact that at December 31, 2005, approximately 46% of Merchants' loan portfolio was comprised of commercial and commercial real estate loans, exposing Merchants to the risks inherent in financings based upon analyses of credit risk, the value of underlying collateral, including real estate, and other more intangible factors, which are considered in making commercial loans;

(v)

the fact that at December 31, 2005, approximately 87% of Merchants' loan portfolio was comprised of residential real estate and commercial real estate loans, exposing Merchants to the risks inherent in financings based upon analyses of credit risk and the value of underlying collateral. Accordingly, Merchants' profitability may be negatively impacted by errors in risk analyses, by loan defaults, and the ability of certain borrowers to repay such loans may be adversely affected by any downturn in general economic conditions;

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

ITEM 1B - UNRESOLVED STAFF COMMENTS

The SEC's Division of Corporate Finance uses a comment letter process to communicate SEC staff concerns and potential deficiencies to issuers in order to improve disclosure. No comments received by Merchants from the SEC during the year ended December 31, 2005 remain unresolved.

ITEM 2 - PROPERTIES

As of December 31, 2005, Merchants operated 35 full-service banking offices, and 41 ATMs throughout the state of Vermont. Merchants' headquarters are located in Merchants' service center at 275 Kennedy Drive, South Burlington, Vermont, which also houses Merchants' operations and administrative offices and Merchants Trust Company.

Merchants leases certain premises from third parties under current market terms and conditions. The offices of all subsidiaries are in good physical condition with modern equipment and facilities considered adequate to meet the


banking needs of customers in the communities served. Additional information relating to Merchants' properties is set forth in Note 4 to the consolidated financial statements included in Item 8 of this 2005 Annual Report on Form 10-K.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of calendar year 2005 no matters were submitted to a vote of security holders through a solicitation of proxies or otherwise.

PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS
AND ISSUER PURCHASES OF EQUITY SECURITIES

The common stock of Merchants is traded on the NASDAQ National Stock Market under the trading symbol MBVT. Quarterly stock prices and dividends per share paid for each quarterly period during the last two years were as follows:

				Dividends
	Quarter Ended	High	Low	Paid

	December 31, 2005	$26.61	$23.85	$0.27
	September 30, 2005	28.35	25.60	0.27
	June 30, 2005	27.25	25.78	0.27
	March 31, 2005	29.00	25.30	0.27
	December 31, 2004	35.00	26.77	4.77
	September 30, 2004	29.20	26.01	0.27
	June 30, 2004	32.39	25.00	0.27
	March 31, 2004	31.54	27.05	0.27

High and low stock prices are based upon quotations as provided by the National Association of Securities Dealers, Inc. Prices of transactions between private parties may vary from the ranges quoted above.

Purchases of Issuer Equity Securities by the Issuer

		(c) Total Number of
	(a) Total	Shares Purchased as		(d) Maximum Number
	Number of	(b) Average	Part of Publicly	of Shares that May Yet
	Shares	Price Paid	Announced Plans	Be Purchased Under
Period	Purchased	per Share	or Programs	the Plans or Programs

October 1 - 31, 2005	--	$ --	--	220,719
November 1- 30, 2005	4,375	$25.61	4,375	216,344
December 1 - 31, 2005	18,450	$24.69	18,450	197,894

Total	22,825	22,825		--

In January 2001, Merchants' Board of Directors approved a stock repurchase program. In January 2005, the Board of Directors voted to extend the program until January 2006. Under the program, Merchants is authorized to repurchase up to 300,000 shares of its own common stock. Under the plan, Merchants has purchased 300,000 shares of its own common stock on the open market, at an average per share price of $23.44 through December 31, 2005; 122,119 of these shares were purchased in 2005 at an average price of $26.25. On December 23, 2005, Merchants repurchased 6,500 shares of its stock from Michael R. Tuttle, the Chief Operating Officer of Merchants Bank at the market price of $24.25 per share.

In October of 2005 Merchants' Board of Directors approved a new stock repurchase program, pursuant to which Merchants may repurchase 200,000 shares of its stock from time to time through October 2006. The new program commenced when there were no shares remaining under the previous stock repurchase program.

As of January 31, 2006, Merchants had 853 registered shareholders. Merchants declared and distributed dividends totaling $1.08 per share during 2005. In January 2006 Merchants declared a dividend of $0.28 per share, which was paid on February 16, 2006, to shareholders of record as of February 2, 2006. Future dividends will depend upon the financial condition and earnings of Merchants and its subsidiaries, its need for funds and other factors, including applicable government regulations.

American Stock Transfer & Trust Company provides transfer agent services for Merchants. Inquiries may be directed to: American Stock Transfer & Trust Company, 59 Maiden Lane, New York, New York, 10038, telephone: 1-800-937-5449, Internet address: http://www.amstock.com, or email: info@amstock.com.

ITEM 6 - SELECTED FINANCIAL DATA

The supplementary financial data presented in the following tables contain information highlighting certain significant trends in Merchants' financial condition and results of operations over an extended period of time.

The following information should be analyzed in conjunction with Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations and with the audited consolidated financial statements included in Item 8 of this 2005 Annual Report on Form 10-K.

Merchants Bancshares, Inc.
Five Year Summary of Financial Data

	At or For the Years Ended December 31,
(In thousands except per share data)	2005	2004	2003	2002	2001

Results for the Year
Interest and Dividend Income	$53,809	$47,432	$45,561	$48,350	$53,998
Interest Expense	13,874	7,876	7,933	11,016	18,482

Net Interest Income	39,935	39,556	37,628	37,334	35,516
Provision for Loan Losses	--	--	--	(945)	(1,004)

Net Interest Income after Provision for Loan Losses	39,935	39,556	37,628	38,279	36,520

Noninterest Income	7,271	7,241	7,955	7,337	7,702
Noninterest Expense	31,553	30,793	29,619	28,182	27,961

Income before Income Taxes	15,653	16,004	15,964	17,434	16,261
Provision for Income Taxes	3,751	4,071	4,372	4,817	4,097

Net Income	$11,902	$11,933	$11,592	$12,617	$12,164

Share Data

Basic Earnings per Common Share	$1.88	$1.91	$1.87	$2.05	$1.99
Diluted Earnings Per Common Share	$1.87	$1.90	$1.86	$2.02	$1.98
Cash Dividends Declared per Common Share	$1.08	$5.58	$1.04	$0.96	$0.88
Year-end Book Value	$10.55	$10.44	$13.93	$13.39	$12.32
Weighted Average Common Shares Outstanding	6,318,524	6,225,417	6,183,919	6,163,546	6,097,775
Period End Common Shares Outstanding	6,290,889	6,243,710	6,196,053	6,178,438	6,132,533

Key Performance Ratios

Return on Average Shareholders' Equity	18.26%	13.81%	13.75%	15.73%	17.06%
Return on Average Assets	1.13%	1.17%	1.28%	1.54%	1.59%
Tier 1 Leverage Ratio	8.54%	8.09%	8.70%	9.17%	9.12%
Allowance for Loan Loss to Total Loans at
Year-End	1.17%	1.29%	1.40%	1.71%	1.84%
Nonperforming Loans as a Percentage of Total
Loans	0.39%	0.57%	0.39%	0.75%	0.54%
Net Interest Margin	4.03%	4.15%	4.43%	4.86%	4.96%

Average Balances

Total Assets	$1,053,861	$1,016,618	$905,098	$819,886	$767,133
Earning Assets	990,495	954,428	849,366	768,887	717,699
Loans	589,408	581,259	536,095	479,253	479,052
Investments	400,268	372,005	304,748	264,730	201,967
Total Deposits	843,952	822,828	781,927	728,801	683,838
Shareholders' Equity	65,179	86,396	84,332	80,219	71,287

At Year-End

Total Assets	$1,075,236	$1,032,405	$969,902	$854,495	$800,467
Gross Loans	605,926	584,332	568,997	495,588	479,685
Allowance for Loan Losses	7,083	7,512	7,954	8,497	8,815
Investments	390,460	376,547	340,337	270,215	212,454
Deposits	854,576	834,164	808,083	755,274	711,812
Shareholders' Equity	66,397	65,184	86,313	82,758	75,563

Merchants Bancshares, Inc.
Summary of Quarterly Financial Information
(Unaudited)

(In thousands except per share data)	2005					2004

	Q4	Q3	Q2	Q1	Year	Q4	Q3	Q2	Q1	Year

Interest and Dividend Income	$14,105	$13,641	$13,285	$12,778	$53,809	$12,276	$12,012	$11,505	$11,639	$47,432
Interest Expense	4,143	3,604	3,363	2,764	13,874	2,169	2,052	1,796	1,859	7,876

Net Interest Income	9,962	10,037	9,922	10,014	39,935	10,107	9,960	9,709	9,780	39,556
Noninterest Income	1,742	1,892	1,883	1,754	7,271	1,880	1,842	1,781	1,738	7,241
Noninterest Expense	7,850	7,933	7,814	7,956	31,553	7,680	7,649	7,700	7,764	30,793

Income before Income Taxes	3,854	3,996	3,991	3,812	15,653	4,307	4,153	3,790	3,754	16,004
Provision for Income Taxes	925	980	934	912	3,751	1,114	1,075	948	934	4,071

Net Income	$ 2,929	$ 3,016	$ 3,057	$ 2,900	$11,902	$ 3,193	$ 3,078	$ 2,842	$ 2,820	$11,933

Basic Earnings Per Share	$ 0.46	$ 0.48	$ 0.48	$ 0.46	$ 1.88	$ 0.51	$ 0.49	$ 0.46	$ 0.45	$ 1.91
Diluted Earnings Per Share	0.46	0.47	0.48	0.46	1.87	0.51	0.49	0.45	0.45	1.90

Cash Dividends Declared
and Paid Per Share	$ 0.27	$ 0.27	$ 0.27	$ 0.27	$ 1.08	$ 4.77	$ 0.27	$ 0.27	$ 0.27	$ 5.58

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

Income Taxes: Merchants estimates its income taxes for each period for which a statement of income is presented. This involves estimating Merchants' actual current tax exposure, as well as assessing temporary differences resulting from differing timing of recognition of expenses, income and tax credits, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in Merchants consolidated balance sheets. Merchants must also assess the likelihood that any deferred tax assets will be recovered from future taxable income and to the extent that recovery is not likely a valuation allowance must be established. Significant management judgment is required in determining income tax expense, and deferred tax assets and liabilities. As of December 31, 2005 no valuation allowance for deferred tax assets was deemed necessary by management.

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

GENERAL

The following discussion and analysis of financial condition and results of operations of Merchants and its subsidiaries for the three years ended December 31, 2005, should be read in conjunction with the Consolidated Financial Statements and Notes thereto and selected statistical information appearing elsewhere in this Form 10-K. The information about asset yields, interest rate spreads and net interest margins is discussed on a fully taxable equivalent basis. The financial condition and operating results of Merchants essentially reflect the operations of its principal subsidiary, Merchants Bank. Certain statements contained in this section constitute "Forward-Looking Statements" and are subject to certain risks and uncertainties described in this 10-K under the heading "Forward-Looking Statements".

OUTLOOK

Merchants market area generally witnessed continued economic growth during 2005. Job growth during 2005 is estimated to be around 1.5%. Although the housing market remained strong, changes may be underway. Rising


mortgage rates may reduce demand for new housing and refinancing activity. In addition, higher energy prices have affected Vermont households, and prices are expected to remain elevated in 2006. Employment growth has been at the national average. Vermont's seasonally adjusted unemployment rate closed the year at 3.6%, compared to 3.4% at the end of 2004. The national unemployment rate at the end of 2005 was 4.9%. The Federal Reserve Board increased its target for the federal funds rate by 200 basis points during 2005, and indicated it will be monitoring economic data closely during 2006 for signs of inflation. The economies and real estate markets in Merchants' primary market areas will continue to be significant determinants of the quality of Merchants' assets in future periods and, thus, its results of operations, liquidity and financial condition. Merchants believes future economic activity will depend on consumer confidence, business expenditures for new capital equipment and personal consumption expenditures. For a description of other factors which could affect Merchants' financial performance and that of its common stock, see "Forward-Looking Statements" at the beginning of this report.

RESULTS OF OPERATIONS

Merchants realized net income of $11.90 million, $11.93 million and $11.59 million for the years ended December 31, 2005, 2004 and 2003, respectively. Basic earnings per share were $1.88, $1.91, and $1.87 and diluted earnings per share were $1.87, $1.90, and $1.86 for the years ended December 31, 2005, 2004 and 2003, respectively. Merchants declared and distributed total dividends of $1.08, $5.58, and $1.04 per share during 2005, 2004 and 2003, respectively. In January 2006, Merchants declared a dividend of $.28 per share, which was paid on February 16, 2006, to shareholders of record as of February 2, 2006.

Net income as a percentage of average equity capital was 18.26%, 13.81%, and 13.75% for 2005, 2004 and 2003, respectively. Net income as a percentage of average assets was 1.13%, 1.17% and 1.28% in 2005, 2004 and 2003, respectively.

Net Interest Income

2005 compared with 2004

Net interest income on a tax equivalent basis for the full year 2005 was $39.96 million, a $400 thousand increase over net interest income for 2004 of $39.56 million. Merchants continued to experience decreases in its net interest margin as the spread between the yield on interest earning assets and the cost of interest bearing liabilities has continued to shrink. Merchants' margin compression is reflective of the current flat yield curve environment. During 2005 the federal funds rate increased by 200 basis points, while the ten-year Treasury increased by only 17 basis points. The net interest margin for 2005 was 4.03%, compared to 4.15% for 2004. The average rate paid on Merchants' interest bearing liabilities increased 63 basis points to 1.61% for 2005, compared to 0.98% for 2004. At the same time the average rate earned on Merchants' interest earning assets increased by 47 basis points to 5.44% for 2005, compared to 4.97% for 2004. Merchants' non-core funding sources experienced the largest rate increases during 2005. Merchants is exploring the use of alternative non-core funding sources, and borrowed $20 million in a structured repurchase agreement during December 2005. Merchants has compensated for some of the spread compression by growing its overall balance sheet; average interest earning assets have increased by $36.07 million to $990.5 million from $954.43 million. As shown in the schedule on page 21, although asset yields continue to rise in response to higher short-term market rates, funding costs increased further due to deposit pricing pressure and higher cost borrowings. Merchants' larger base of interest earning assets helped to mitigate the effect of the decrease in the net interest margin, and to protect Merchants' overall net interest income.

Merchants' average loan portfolio increased $8.15 million to $589.41 million for 2005 compared to 2004. The average rate on the portfolio has increased 59 basis points to 6.22%. This increase was driven primarily by increased rates on prime-based loans, and by new loans being originated at overall higher interest rates. Merchants experienced a shift from prime-based variable rate loans to fixed rate loans during 2005 as short term rates continued to rise. At December 31, 2005 the variable rate portion of total commercial and commercial mortgage loans had decreased to approximately 62% from approximately 81% at December 31, 2004. Absent this shift in the portfolio Merchants would have seen a larger overall increase in the average rate earned on its loan portfolio. Merchants was able to control increases in its deposit costs during 2005, and the average rate paid on interest bearing deposits increased by only 38 basis points to 1.24% for 2005. However, deposit rate movements during the fourth quarter of 2005 were more aggressive than during the earlier part of the year, and the average rate paid on interest bearing deposits for the fourth quarter of 2005 was 67 basis points higher than the same quarter in 2004. Merchants

faces aggressive competition from other banks in the marketplace to raise rates on deposits, particularly in the time deposit area.

Merchants' average investment portfolio increased $28.26 million to $400.27 million during 2005. The average rate on the portfolio increased 34 basis points to 4.29% for 2005 compared to 3.95% for 2004. Merchants targets a 2.5 year duration, and generally has no credits rated below an A by the national credit rating services in the portfolio. The low duration of the portfolio, coupled with the slope of the yield curve has slowed growth in margin dollars as rates have risen. Merchants' total borrowed funds position (excluding trust preferred securities) increased $21.62 million during 2005. The average rate on the short-term borrowed funds increased 192 basis points to 3.35% during 2005, and the average rate on the long-term funds increased 62 basis points to 3.05%. As mentioned previously, Merchants is exploring alternative non-core funding sources, and borrowed $20 million in a variable rate repurchase agreement with a cap during December 2005. The cost of this funding will be reduced by the cash flows from an embedded floor if short term rates start to decrease. Merchants closed its private placement of an aggregate of $20 million of trust preferred securities on December 15, 2004. The securities bear interest for five years at a fixed rate of 5.95%, and after five years, the rate adjusts quarterly at a fixed spread over three month LIBOR. The impact on net interest income for 2005 from the additional interest expense was $1.19 million, and was $50 thousand for 2004.

2004 compared with 2003

Net interest income, on a fully taxable equivalent basis increased $1.93 million to $39.58 million for 2004 from $37.65 million for 2003. Merchants continued to increase net interest income dollars through balance sheet growth and leverage. At the same time Merchants experienced decreases in its net interest margin as the spread between the yield on interest earning assets and the cost of interest bearing liabilities continued to shrink. Merchants' net interest margin decreased 28 basis points to 4.15% from 4.43% over the course of 2004. This decrease was driven by a number of factors. The spread earned between interest earning assets and interest bearing liabilities is dependent to a large extent on the slope of the yield curve. The spread between the two-year treasury and the ten-year treasury decreased by approximately 125 basis points during 2004. During 2004 the average rate earned on interest earning assets decreased 40 basis points to 4.97% from 5.37%; at the same time the average rate paid on interest bearing liabilities decreased 14 basis points to .98% from 1.12%. Merchants' worked to compensate for the margin compression by growing its overall balance sheet; average interest earning assets increased by $105.06 million for 2004 to $954.43 million from $849.37 million compared to 2003.

Merchants' average loan portfolio increased $45.16 million to $581.26 million from $536.10 million during 2004; however, the average rate on the portfolio decreased 44 basis points over the course of the year. This decrease was driven by repricing of both fixed rate balloon notes and mortgages into lower variable rates. Merchants' year-end loan portfolio grew to $584.33 million at December 31, 2004 from $569.00 million at December 31, 2003. The fixed rate portion of the portfolio decreased over the course of the year to $294.66 million from $306.36 million; while variable rate loans increased to $289.67 million from $262.63 million. Over $250 million of the variable rate loans reprice with prime, which helped offset increased funding costs as rates continued to rise. The repricing of these variable rate loans during the last six months of the year was not enough to offset the overall decline in fixed rate loan yields.

The average investment portfolio grew by $67.26 million to $372.01 million from $304.75 million; however, Merchants also experienced decreases in the average yield on that portfolio as it decreased 28 basis points to 3.95% for 2004 from 4.23% for 2003. Merchants continued to take advantage of opportunities to use leverage to maximize net interest income. Average short-term borrowings increased $30.31 million to $53.39 million for 2004 from $23.08 million for 2003. As a result of the increase in the federal funds rate, the average cost of short-term borrowings during 2004 increased to 1.43% from 1.09% for 2003. The average cost of short-term borrowings for the fourth quarter of the year was 2.05%. Merchants' average long-term borrowings increased $35.48 million to $41.00 million for 2004 from $5.52 million for 2003. The average cost of those funds decreased during 2004 to 2.43% from 2.92% as Merchants was able to lock in long term lower cost funding in the early part of 2004.

Overall, Merchants' cost of funds decreased over the course of the year, but not enough to offset the decreases in rates experienced on the asset side. Total average interest bearing liabilities increased $92.47 million to $803.44 million for 2004 compared to $710.97 million for 2003. The cost of those funds decreased to .98% for 2004 from 1.12% for 2003. Average interest bearing deposits increased $25.92 million to $708.27 million for 2004 from $682.35 million for 2003. Short-term interest rates remained low for the first six months of the year. The federal


funds rate was 1.0% from June 30, 2003 through June 30, 2004. Although short-term rates moved up 1.25% from June 2004, Merchants' average cost of interest bearing deposits for 2004 was 24 basis points lower than 2003 at .86% compared to 1.10%. Merchants' was able to control deposit costs as short-term rates began to rise in the second half of 2004.

Merchants entered into a $25 million, three year, interest rate swap early in the second quarter of 2002. Merchants received a fixed interest rate and paid prime under the swap. Merchants terminated the swap and received proceeds of $1.3 million during October 2002. This gain on swap termination was accreted into interest income monthly, using the effective yield method, through April 2005.

The following table presents the condensed annual average balance sheets for 2005, 2004 and 2003. The total dollar amount of interest income from assets and the related yields are calculated on a taxable equivalent basis:

Merchants Bancshares, Inc. Distribution of Assets, Liabilities and Stockholders' Equity; Interest Rates and Net Interest Margin

	2005			2004			2003

		Interest	Average		Interest	Average		Interest	Average
Taxable Equivalent	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(In thousands)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate

ASSETS:
Investment Securities:
U.S. Treasury and Agencies	$ 152,751	$ 6,979	4.57%	$ 149,056	$ 6,746	4.53%	$155,445	$ 7,812	5.03%
Other, Including FHLB Stock	247,517	10,182	4.11%	222,949	7,947	3.56%	149,303	5,089	3.41%

Total Investment Securities	400,268	17,161	4.29%	372,005	14,693	3.95%	304,748	12,901	4.23%

Loans, Including Fees on Loans:
Commercial	85,795	5,768	6.72%	93,883	5,618	5.98%	95,518	6,021	6.30%
Real Estate	496,134	30,484	6.14%	479,497	26,698	5.57%	431,262	25,945	6.02%
Consumer	7,479	403	5.39%	7,879	431	5.47%	9,315	593	6.37%

Total Loans (a) (b)	589,408	36,655	6.22%	581,259	32,747	5.63%	536,095	32,559	6.07%

Federal Funds Sold, Securities Sold under
Agreements to Repurchase and Interest
Bearing Deposits with Banks	819	21	2.61%	1,164	15	1.29%	8,523	120	1.41%

Total Earning Assets	990,495	53,837	5.44%	954,428	47,455	4.97%	849,366	45,580	5.37%

Allowance for Loan Losses	(7,391)			(7,990)			(8,195)
Cash and Due From Banks	38,139			38,495			35,917
Premises and Equipment	12,418			13,115			11,814
Other Assets	20,200			18,570			16,196

Total Assets	$1,053,861			$1,016,618			$905,098

LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest Bearing Deposits:
Savings, Money Market & NOW Accounts	$ 505,303	$ 3,940	0.78%	$ 515,372	$ 2,616	0.51%	$485,705	$ 2,918	0.60%
Time Deposits	220,190	5,061	2.30%	192,895	3,454	1.79%	196,646	4,600	2.34%

Total Interest Bearing Deposits	725,493	9,001	1.24%	708,267	6,070	0.86%	682,351	7,518	1.10%

Federal Funds Purchased	-	-	0.00%	-	-	0.00%	30	-	1.28%
Demand Notes Due U.S. Treasury	1,137	35	3.08%	743	8	1.08%	827	11	1.33%
Other Short-term Borrowings	44,278	1,482	3.35%	52,649	754	1.43%	22,249	243	1.09%
Long-Term Debt	70,599	2,155	3.05%	40,974	994	2.43%	5,517	161	2.92%
Securities sold under agreement to repurchase	214	11	5.15%	-	-	-	-	-	-
Junior Subordinated Debentures Issued to
Unconsolidated Subsidiary Trust	20,619	1,190	5.77%	811	50	6.17%	-	-	-

Total Interest Bearing Liabilities	862,340	13,874	1.61%	803,444	7,876	0.98%	710,974	7,933	1.12%

Demand Deposits	118,459			114,561			99,576
Other Liabilities	7,883			12,217			10,216
Stockholders' Equity	65,179			86,396			84,332

Total Liabilities & Stockholders' Equity	$1,053,861			$1,016,618			$905,098

Net Interest Income (a)		$39,963			$39,579			$37,647

Yield Spread			3.83%			3.99%			4.25%

Net Interest Margin			4.03%			4.15%			4.43%

(a)	Tax exempt interest has been converted to a tax equivalent basis using the Federal tax rate of 35%.
(b)	Includes principal balance of non-accrual loans and fees on loans.


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

Merchants Bancshares, Inc.
Analysis of Changes in Fully Taxable Equivalent Net Interest Income

	2005 vs 2004

				Due to

			Increase			Volume/
(In thousands)	2005	2004	(Decrease)	Volume	Rate	Rate

Fully Taxable Equivalent Interest Income:
Loans	$36,655	$32,747	$3,908	$ 459	$3,401	$ 48
Investments	17,161	14,693	2,468	1,116	1,257	95
Federal Funds Sold, Securities Sold under
Agreements to Repurchase and Interest
Bearing Deposits with Banks	21	15	6	(4)	15	(5)

Total Interest Income	53,837	47,455	6,382	1,571	4,673	138

Less Interest Expense:
Savings, Money Market & NOW
Accounts	3,940	2,616	1,324	(51)	1,403	(28)
Time Deposits	5,061	3,454	1,607	489	980	138
Other Short-term Borrowings	1,517	762	755	(116)	1,023	(152)
Long-term Debt	2,155	994	1,161	719	256	186
Securities sold under agreement to
repurchase	11	--	11	--	--	11
Junior Subordinated Debentures Issued to
Unconsolidated Subsidiary Trust	1,190	50	1,140	1,221	(3)	(78)

Total Interest Expense	13,874	7,876	5,998	2,262	3,659	77

Net Interest Income	$39,963	$39,579	$ 384	$ (691)	$1,014	$ 61

	2004 vs 2003

				Due to

			Increase			Volume/
(In thousands)	2004	2003	(Decrease)	Volume	Rate	Rate

Fully Taxable Equivalent Interest Income:
Loans	$32,747	$32,559	$ 188	$2,743	$(2,356)	$(199)
Investments	14,693	12,901	1,792	2,847	(864)	(191)
Federal Funds Sold, Securities Sold under
Agreements to Repurchase and Interest
Bearing Deposits with Banks	15	120	(105)	(104)	(10)	9

Total Interest Income	47,455	45,580	1,875	5,486	(3,230)	(381)

Less Interest Expense:
Savings, Money Market & NOW
Accounts	2,616	2,918	(302)	178	(453)	(27)
Time Deposits	3,454	4,600	(1,146)	(88)	(1,079)	21
Other Short-term Borrowings	762	254	508	331	74	103
Long-term Debt	994	161	833	1,035	(27)	(175)
Junior Subordinated Debentures Issued to
Unconsolidated Subsidiary Trust	50	--	50	--	--	50

Total Interest Expense	7,876	7,933	(57)	1,456	(1,485)	(28)

Net Interest Income	$39,579	$37,647	$1,932	$4,030	$(1,745)	$(353)

Provision for Loan Losses

The Allowance for Loan Losses ("Allowance") is reviewed by management at least quarterly and continues to be deemed adequate under current market conditions. At December 31, 2005 the Allowance stood at $7.08 million, 1.17% of total loans and 300% of nonperforming loans, compared to $7.51 million, 1.29% of total loans and 225% of nonperforming loans at December 31, 2004. Coverage of nonperforming loans increased significantly during 2005 due to nonperforming loan sales and paydowns on nonaccruing loans. Merchants recorded charge-offs of $693 thousand and recoveries of $264 thousand during 2005. There was no provision for loan losses during 2005 or 2004. Merchants expects that, as the loan portfolio continues to grow, additions to the Allowance in the form of provisions for loan losses will be necessary. For a more detailed discussion of Merchants' Allowance and nonperforming assets, see "Credit Quality and Allowance for Loan Losses."

NONINTEREST INCOME AND EXPENSES

Noninterest income

2005 compared to 2004

Total noninterest income was flat at $7.27 million for 2005 compared to $7.24 million for 2004. Losses on sales of investments totaled $32 thousand for 2005, compared to a gain of $49 thousand for 2004. The presentation of equity in losses of real estate limited partnerships has been reclassified during 2005 and this item is now a component of noninterest income instead of noninterest expense. Excluding gains and losses on sales of investments and equity in losses of real estate limited partnerships, total noninterest income increased $78 thousand year-over-year. The category Service Charges on Deposits decreased $381 thousand when comparing 2005 to 2004. This decrease is primarily a result of decreased monthly checking service charges; and an increase in the cost of internet banking, which is classified as an offset to service charge revenue. Increases in the earnings credit rate have allowed business customers to decrease the amount of hard dollar charges they incur each month, reducing the overall level of service charge revenue. At the same time, although Merchants continues to experience increases in overdraft service charge revenue, the rate of the increase has slowed as more customers use their debit cards for purchases. Electronic transactions are not approved unless there are sufficient funds in the customer's account to pay for the transaction.

Other noninterest income increased $354 thousand when comparing 2005 to 2004, primarily due to increases in net ATM and debit card income. Merchants' strong growth in transaction accounts and high retention rate of existing accounts has been a key contributor to these increases. These categories continued to increase during 2005 when compared to 2004, but at a slower pace. The average number of checks written on Merchants' transaction accounts has decreased to 7.4 per month, a 42% reduction from 1999 levels of 12.9 per month.

Merchants' equity in losses of real estate limited partnerships was slightly lower at $1.71 million for 2005 compared to $1.75 million for 2004. Merchants accounts for its investment in these partnerships using the equity method. Losses generated by the partnerships are recorded as a reduction in Merchants' investments in the Consolidated Balance Sheets and as a reduction of Noninterest Income in the Consolidated Statements of Income. Tax credits generated by the partnerships are recorded as a reduction in the income tax provision. Merchants finds these investments attractive because they provide a targeted internal rate of return of approximately 12%, and provide an opportunity to invest in affordable housing in the communities in which Merchants does business.

2004 compared to 2003

Total noninterest income decreased $714 thousand to $7.24 million from $7.96 million for 2004 compared to 2003. Net gains on sales of investments totaled $49 thousand for 2004 and $1.42 million for 2003. Merchants engaged a new investment advisory firm during 2003 to help it manage its investment portfolio. During 2003 some repositioning of the investment portfolio occurred resulting in larger than usual gains. Excluding gains (losses) on sales of investments, total noninterest income increased $657 thousand to $7.19 million for 2004 from $6.54 million for the prior year.

The category Service Charges on Deposits increased $384 thousand to $4.84 million for 2004 from $4.45 million for 2003. This increase is primarily a result of increases in net overdraft service charges, which increased $690 thousand to $3.62 million for 2004 from $2.93 million for 2003. The category Other noninterest income increased $262 thousand when comparing 2004 to 2003. This increase is due primarily to increases in net ATM and debit card revenue. Additionally, Merchants has had continued success in transitioning more of its customers' activity to electronic transactions, which has produced increased fee income levels and allowed for level staffing in its back office.

Noninterest expense

2005 compared to 2004

Total noninterest expense increased $760 thousand, or 2.5%, to $31.55 million from $30.79 million for 2005, compared to 2004. Salaries and benefits expense increased less than 1% for all of 2005, compared to 2004. On July 1, 2005 Merchants transitioned its item processing function to an outside provider. Salary and benefits savings related to this change totaled approximately $185 thousand for 2005. Additionally, occupancy and equipment expenses decreased by 0.4% for all of 2005 compared to 2004 as the transition to an outside service provider for item processing reduced this line item by $197 thousand. Legal and professional fees increased $381 thousand when comparing 2005 to 2004, primarily a result of fees paid to the item processing service provider which totaled $347 thousand for 2005.

Merchants continued its incentive compensation program during 2005; the program was primarily focused on overall profitability for 2005, with a component focused on increased sales with a quality control component for the corporate banking department. Incentive compensation increased 29% during 2005 and averaged 8.7% of base salaries. This increase in incentive compensation was primarily a result of changes in the corporate banking department during 2005. These changes resulted in decreases in salary dollars which were offset by increases in incentive compensation. Overall compensation for this group was level with 2004.

Employee benefits were $206 thousand lower for 2005 than 2004. This decrease was primarily due to reduced pension expenses in 2005 resulting from strong returns on plan assets. Merchants' health and group insurance rate increases were mitigated by low claim levels during 2005, contributing to an overall small decrease in health and group insurance expense during the year. Merchants has transitioned to a high deductible, consumer driven health plan starting at the beginning of 2006 to help manage its future health care cost increases.

Other noninterest expenses increased $223 thousand, or 4.5%. There were a number of small increases that led to this overall increase in expense.

2004 compared to 2003

Noninterest expense increased $1.17 million to $30.79 million from $29.62 million for 2004 compared to 2003. Merchants' largest noninterest expense category is salaries and wages. This category increased $333 thousand to $11.90 million for 2004 from $11.57 million for 2003, a less than 3% increase. Merchants' average salary increases for 2004 were 5.52%. Incentive compensation increased 5.1% during 2004, and was just under 7% of salaries, consistent with 2003. The 2003 salaries and wages amount includes $266 thousand of dividends paid on shares of stock owned by certain trusts which invest deferred compensation in shares of Merchants' stock. The 2004 salaries and wages amount includes $209 thousand of dividends paid on these shares. Beginning in the fourth quarter of 2004 Merchants no longer expenses these dividends, but instead treats them like any other dividend on common stock, as a charge to retained earnings. This change in dividend treatment reflects Merchants' understanding of current industry practices for these dividends, and also reflects clarified accounting literature related to dividend treatment on common stock held by these trusts. Shares held by these trusts are legally outstanding and are considered outstanding for earnings per share purposes. These shares are treated similar to treasury shares for financial reporting purposes. The regular fourth quarter 2004 dividend on these trust shares was $72 thousand; the one-time special dividend paid to these trusts was $1.22 million. These dividends were recorded as a retained earnings charge.

Employee benefit costs increased $257 thousand, or 7.2% to $3.83 million during 2004. The increase was primarily driven by increased costs of group health insurance. Merchants experienced a decrease in its pension plan expense during 2004 as a result of strong returns on plan assets. Occupancy and equipment expenses increased $730 thousand, or 13%, for 2004 compared to 2003, approximately $177 thousand of the year-to-date increase is attributable to Merchants' two de novo branches, and $290 thousand to Merchants' service center network server infrastructure and desktop computer upgrade completed during 2004. Legal and professional fees were $264 thousand, or 18% higher for 2004 compared to 2003. This increase is primarily a result of increases in investment advisory fees, and additional professional fees related to the service center network upgrade. Marketing expenses decreased to $1.38 million for 2004 from $1.53 million for 2003. This decrease is primarily a result of higher expenses in 2003 related to the opening of two de novo branches and an aggressive 10 year mortgage campaign.

Other noninterest expenses decreased $382 thousand, or 7.2% to $4.9 million during 2004. There were a number of small decreases that led to this overall decrease.

Income Taxes

Merchants recognized $1.70 million, $1.60 million and $1.32 million, respectively during 2005, 2004 and 2003 in low-income housing tax credits as a reduction in the provision for income taxes; this resulted in an effective tax rate of 24%, 25% and 27% for 2005, 2004 and 2003, respectively. As of December 31, 2005, Merchants has a net deferred tax asset of approximately $1.0 million arising from temporary differences between Merchants' book and tax reporting. This net deferred tax asset is included in Other Assets in the Consolidated Balance Sheets.

BALANCE SHEET ANALYSIS

Merchants' year-end total assets increased $42.83 million, or 4.1%, to $1.08 billion from $1.03 billion during 2005, while Merchants' average earning assets increased by $36.1 million, or 3.8%, to $990.5 million from $954.4 million.

Loans

Merchants experienced an increase in total loans during 2005 compared to 2004. The year end loan portfolio increased $21.6 million, or 3.7% to $605.9 million from $584.3 million at December 31, 2004. The composition of Merchants' loan portfolio is shown in the following table:

	As of December 31,
Type of Loan	2005	2004	2003	2002	2001

	(In thousands)
Commercial, Financial &
Agricultural	$ 71,912	$ 82,644	$ 84,698	$ 93,856	$ 84,555
Real Estate - Residential	293,158	265,306	263,538	206,231	206,697
Real Estate - Commercial	208,049	209,333	200,494	179,156	170,889
Real Estate - Construction	25,942	19,354	12,536	9,154	7,731
Installment	6,345	7,016	6,726	6,663	7,602
All Other Loans	520	679	1,005	528	2,211

	$605,926	$584,332	$568,997	$495,588	$479,685

During 2005 most of the growth in Merchants' loan portfolio was in residential real estate and construction loans. Residential real estate loans increased $27.85 million, or 10.5% to $293.16 million during 2005 as borrowers sought to take advantage of continued low long-term rates. Construction loans increased $6.59 million, or 34%. Approximately $11 million of the construction loans outstanding at year end were related to housing that will be repaid with the sale of the related units. The balance of the construction loan category is comprised of land, residential and commercial construction loans that will be converted to permanent financing. The decrease in Commercial, Financial and Agricultural loans is the result of net new originations not being adequate to cover large payouts related to the sale of a business of $2.8 million, loan sales of $1.9 million and exiting a large $5.0 million relationship for quality purposes.

At December 31, 2005, Merchants serviced $7.91 million in residential mortgage loans for investors such as Federal government agencies (FNMA and FHLMC) and other financial investors. This servicing portfolio has decreased significantly as Merchants no longer sells its residential mortgages on the secondary market. Servicing revenue is not expected to be a significant revenue source in the future.

The following table presents the distribution of the varying contractual maturities or repricing opportunities of the loan portfolio at December 31, 2005.

		Over One
	One Year	Through	Over Five
Type of Loan	Or Less	5 Years	Years	Total

	(In thousands)
Commercial Financial &
Agricultural	$44,864	$18,473	$8,575	$71,912
Real Estate - Residential	25,365	43,063	224,730	293,158
Real Estate - Commercial	88,600	80,951	38,498	208,049
Real Estate - Construction	24,482	1,063	397	25,942
Installment	4,412	1,892	41	6,345
All Other	520	--	--	520

	$188,243	$145,442	$272,241	$605,926

Loans maturing or repricing after one year which have predetermined interest rates totaled $401.66 million. Loans maturing or repricing after one year which have floating or adjustable interest rates totaled $16.02 million.

Investments

The investment portfolio is used to generate interest income, manage liquidity and mitigate interest rate sensitivity. The composition of Merchants' investment portfolio at carrying amounts, (excluding trading securities) is shown in the following table:

	As of December 31,
Type of Investment	2005	2004	2003	2002	2001

	(In thousands)
U.S. Treasury Obligations	$ 198	$ 199	$ 198	$ 23,311	$ 454
U.S. Agency Obligations	14,819	21,356	28,083	63,128	41,809
Residential Real Estate
Mortgage-backed securities	141,088	125,939	101,895	122,513	133,489
Commercial Real Estate
Mortgage-backed securities	66,235	67,302	37,876	--	--
Collateralized Mortgage
Obligations	131,969	112,459	82,793	14,661	25,964
Corporate Bonds	23,346	32,262	40,302	27,565	7,647
Asset Backed Securities	12,805	17,030	48,435	18,191	2,061

	$390,460	$376,547	$339,582	$269,369	$211,424

Merchants continued to work with its investment advisory firm hired in early 2003. The firm is a registered investment advisor specializing in stable value and fixed income portfolios, and has a staff of investment professionals who research and track each bond. As of December 31, 2005 the firm had over $56 billion in assets under management. During the year, Merchants increased the investment portfolio (excluding trading securities) $13.91 million, or 3.7% to $390.46 million. At the same time Merchants increased its non-core funding sources $21.01 million to $125.76 million (excluding trust preferred securities). As mentioned in the earlier discussion on net interest income, this leverage has helped Merchants mitigate the effect of 2005's margin compression on its net interest income during the year.

Other Assets

Bank Premises and Equipment decreased to $12.14 million at year-end 2005 from $12.84 million at year-end 2004 as 2005 depreciation exceeded further investments in buildings and equipment. Investment in Real Estate Limited Partnerships increased to $9.36 million from $8.59 million during 2005. This increase represents continued investments by Merchants in affordable housing partnerships. These partnerships provide affordable housing in the communities in which Merchants does business, and provide Merchants with an acceptable level of return on its investment.

Deposits

Merchants' year-end deposit balances increased $20.41 million, or 2.4%, to $854.58 million at year-end 2005 from $834.16 million at year-end 2004. The composition of Merchants' deposit balances is shown in the following table:

	As of December 31,
Type of Deposit	2005	2004	2003	2002	2001

	(In thousands)
Demand	$124,292	$119,089	$110,241	$102,554	$ 92,065
Free Checking for Life(R)	181,415	179,359	128,866	97,832	82,012
Other Savings and NOW	50,196	58,918	85,197	90,844	93,014
Money Market Accounts	248,344	282,212	285,824	278,754	275,923
Time Deposits	250,329	194,586	197,955	185,290	168,798

	$854,576	$834,164	$808,083	$755,274	$711,812

Merchants continues to focus on gaining core banking relationships with households, small businesses, and corporate clients. By packing significant value into the transaction accounts and related services, Merchants attracts a customer base interested in low fees and convenient access across delivery channels. A leading brand in the marketplace, Free Checking for Life(R) was again promoted in 2005 via direct mail and other media. The account balances pay interest and require no minimum balance; the average cost of these funds at year-end was .32%. Though the number of accounts and households continued to rise in 2005, the free checking category grew only slightly in balances. The category has been subjected to commoditization in the marketplace, as both large and small competitors have entered the free checking arena. Merchants deviated from direct mail promotion of free checking in the second half of 2005 and focused marketing resources on a series of radio spots highlighting other programs and the value of banking with the company. Merchants introduced in late 2005 a packaged relationship program, FreedomLYNX(R) Banking, aimed at establishing stronger differentiation among free checking alternatives. FreedomLYNX(R) offers integrated accounts (including Free Checking for Life(R) and money market), free or low cost delivery options (including free debit card, free online banking with free bill pay, and free automated phone banking), and highly personalized service (including an assigned personal banker and a toll-free customer call center with live voice response). The program is packaged in a retail sales kit for ease of sales and service. Balances in Merchants' savings, NOW, and money market categories decreased $40.53 million during the year; those balances migrated to higher yielding time deposits, which increased $55.74 million during 2005. Merchants offers an attractive flexible certificate of deposit, TimeLYNX(R), that allows customers to earn market rates of interest while retaining much of the flexibility of a money market account (ability to deposit and withdraw funds from the account without penalty during the term). The blend of high value transaction products and options to move funds to higher yielding time instruments has allowed Merchants to grow deposits overall in a challenging interest rate environment.

During November 2004 Merchants consolidated several of its grandfathered product types into its current product offerings. Approximately $74 million was reclassified. Approximately $32 million was added to Free Checking for Life(R); $3 million of that came from demand deposit categories, $17 million from Other Savings and NOW accounts and $12 million from money market accounts.

Time Deposits $100 thousand and greater at December 31, 2005, had the following schedule of maturities:

(In thousands)

Three Months or Less			$ 9,142
Three to Six Months			8,572
Six to Twelve Months			23,705
One to Five Years			22,587

			$64,006

Other Liabilities

Other short-term borrowings ended the year at $50 million for 2005 compared to $55 million for 2004. This balance represents Merchants' use of short-term funding from the Federal Home Loan Bank of Boston ("FHLB") primarily to fund growth in the investment portfolio. Maturities were less than three months; interest rates on these borrowings ranged from 3.26% to 4.44%. Merchants' long-term debt position increased to $55.76 million at December 31, 2005 compared to $49.76 million at the end of 2004. The long term debt has maturities through 2010, and interest rates ranging from 1.68% to 4.92%. Merchants had additional borrowing capacity with the FHLB of approximately $81 million at December 31, 2005. Merchants also borrowed $20 million under a structured purchase agreement during December 2005. This borrowing is capped to protect against rising rates, and the cost of the funding will be reduced by the cash flows of an embedded floor if rates start to fall.


On December 15, 2004 Merchants closed its private placement of an aggregate of $20 million of trust preferred securities. The placement occurred through a newly formed Delaware statutory trust affiliate of Merchants, MBVT Statutory Trust I (the "Trust") as part of a pooled trust preferred program. The Trust was formed for the sole purpose of issuing Capital Securities; these securities are non-voting. Merchants owns all of the common securities of the Trust. The proceeds from the sale of the Capital Securities were loaned to Merchants under deeply subordinated debentures issued to the Trust. The debentures are the only asset of the Trust and payments under the debentures are the sole revenue of the Trust. Merchants' primary source of funds to pay interest on the debentures held by the Trust is current dividends from its principal subsidiary, Merchants Bank. Accordingly, Merchants' ability to service the debentures is dependent upon the continued ability of Merchants Bank to pay dividends to Merchants.

These hybrid securities will qualify as regulatory capital for Merchants, up to certain regulatory limits. At the same time they are considered debt for tax purposes, and as such, interest payments are fully deductible. The trust preferred securities bear interest for five years at a fixed rate of 5.95%, and after five years, the rate adjusts quarterly at a fixed spread over three month LIBOR. The trust preferred securities mature on December 31, 2034, and are redeemable without penalty at Merchants' option, subject to prior approval by the Federal Reserve, beginning after five years from issuance. Merchants incurred $400 thousand in costs to issue the securities, and the costs are being amortized over five years using the straight-line method. The proceeds from the sale of the trust preferred securities were used for general corporate purposes, allowing Merchants to pay the special dividend declared on December 1, 2004 and at the same time continue to pursue alternative growth opportunities.

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

The following table summarizes Merchants' nonperforming loans ("NPL") and nonperforming assets ("NPA") as of December 31, 2001, through December 31, 2005.

(In thousands)	2005	2004	2003	2002	2001

Nonaccrual Loans	$2,284	$3,233	$2,100	$1,925	$2,412
Loans Past Due 90 Days or
More and Still Accruing	--	20	26	46	--
Restructured Loans	80	83	86	1,728	198

Total Nonperforming Loans	2,364	3,336	2,212	3,699	2,610

Other Real Estate Owned	--	--	--	57	225

Total Nonperforming Assets	$2,364	$3,336	$2,212	$3,756	$2,835

NPL to Total Loans	0.39%	0.57%	0.39%	0.75%	0.54%
NPA to Total Loans plus OREO	0.39%	0.57%	0.39%	0.76%	0.59%

Excluded from the 2005 balances above are approximately $5.6 million of internally classified loans, compared to $6.3 million of internally classified loans at December 31, 2004. $1.1 million of these internally classified loans were sold during 2005 as part of management's efforts to improve credit quality. Other factors contributing to the net change in internally classified loan balances were loan payouts of $1.0 million, amortization of existing balances of $130 thousand, charge-offs of $27 thousand, and net downgrades into classified loans totaling $1.6 million. Overall economic conditions in Merchants' marketplace showed little change throughout the year.


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

Discussion of 2005 Events Affecting Nonperforming Assets

Historically, Merchants has worked closely with borrowers to collect obligations and when necessary pursued more vigorous collection efforts. Merchants' Credit Department and Commercial Loan Officers work together to address collection strategies for nonperforming assets. The following schedule shows the components of nonperforming assets as of the end of each of the previous five quarters:

(In thousands)	December 31, 2005	September 30, 2005	June 30, 2005	March 31, 2005	December 31, 2004

Nonaccrual Loans	$2,284	$3,981	$3,416	$3,638	$3,233
Loans Past Due 90 Days or
More and still Accruing	--	--	100	--	20
Restructured Loans	80	81	83	82	83
Other Real Estate Owned	--	--	--	--	--

Total	$2,364	$4,062	$3,597	$3,720	$3,336

Nonaccrual loans decreased to $2.28 million at December 31, 2005 from $3.23 million at December 31, 2004. During 2005 management identified $2.3 million in new nonperforming loans. Based on continued performance approximately $485 thousand in nonaccrual loans were returned to accrual status, principal payments of approximately $1.3 million were collected, approximately $250 thousand of nonaccrual loans were charged off and $1.1 million in nonaccrual loans were sold.

Policies and Procedures Related to the Accrual of Interest Income

Merchants recognizes income on earning assets on an accrual basis, which calls for the recognition of income as earned, rather than when it is collected. Merchants' policy is to classify a loan 90 days or more past due with respect to principal or interest as a nonaccruing loan, unless the ultimate collectibility of principal and interest is assured. Income accruals are suspended on all nonaccruing loans, and all previously accrued and uncollected interest is typically charged against current income. A loan remains in nonaccruing status until the factors which suggest doubtful collectibility no longer exist, the loan is liquidated, or when the loan is determined to be uncollectible, and is charged off against the allowance for loan losses. In those cases where a nonaccruing loan is secured by real estate, Merchants can, and may, initiate foreclosure proceedings. The result of such action will either be to cause repayment of the loan with the proceeds of a foreclosure sale or to give Merchants possession of the collateral in order to manage a future resale of the real estate. Foreclosed property is recorded at the lower of its cost or estimated fair value, less any estimated costs to sell. Any cost in excess of the estimated fair value on the transfer date is charged to the Allowance, while further declines in market values are recorded as OREO expense in the statement of income.

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

The Directors' Loan Committee and the credit department regularly monitor Merchants' loan portfolio. The entire loan portfolio as well as individual loans is reviewed for loan performance, creditworthiness, and strength of


documentation. Merchants monitors loan concentrations by individual borrowers, industries and loan types. As part of the annual credit policy review process, targets are set by loan type for the total portfolio. Merchants has hired external loan review firms to assist in monitoring both the commercial and residential loan portfolios. During 2005 the commercial loan review firm performed three comprehensive reviews of Merchants' loan portfolio, and reviewed approximately 75% (in dollar volume) of Merchants' commercial loan portfolio. Credit risk ratings are assigned to commercial loans at origination and are routinely reviewed by both management and the external loan review firms.

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

Impaired loans totaled $2.0 million and $3.8 million at December 31, 2005 and 2004, respectively. A loan is considered impaired, based on current information and events, if it is probable that Merchants will be unable to collect the scheduled payments of principal or interest when due, according to the contractual terms of the loan agreement. Impairment on collateral-dependent loans, which comprise a significant majority of Merchants' loan portfolio, is measured based on the fair value of collateral. Unsecured loans are measured for impairment based on expected future cash flows, discounted at the historical effective interest rate. Loans continue to be classified as impaired unless they are brought fully current and the collection of scheduled interest and principal is considered probable.

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

The general Allowance is a percentage-based reflection of historical loss experience and assigns a required Allowance allocation by loan classification based on a fixed percentage of all outstanding loan balances. The general Allowance employs a risk-rating model that grades loans based on their general characteristics of credit quality and relative risk. For pass rated loans, appropriate Allowance levels are estimated based on judgments regarding the historical loss experience, current economic trends, trends in the portfolio mix, volume and trends in delinquencies and non-accrual loans. As of December 31, 2005, the Allowance related to pass rated loans was approximately $3.3 million. For loans rated special mention or substandard, the Allowance allocation is increased; as of December 31, 2005, the Allowance related to special mention or substandard loans was $1.1 million.


The above evaluations combine the estimates of management and of external loan review sources. After the specific and general reserves previously identified a portion of the Allowance remains unallocated. The unallocated Allowance recognizes a measurement imprecision in the valuation and general components of the allowance and Management's evaluation of various other conditions not measurable in the specific and general components. The unallocated Allowance as of December 31, 2005 was $2.7 million, and was $2.0 million at December 31, 2004. The unallocated Allowance is intended to capture risks which are difficult to quantify using the formula-based loss components that determine allocations in Merchants' analysis. These risks include general economic and business conditions affecting Merchants' key lending areas, such as changes in interest rates and collateral valuation, credit quality trends, loan volumes and concentrations and specific industry conditions within portfolio segments. Additionally, general reserve factors used to calculate the reserve are based on historical charge off experience and are not necessarily indicative of future performance.

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

The following table reflects Merchants' loan loss experience and activity in the Allowance for the past five years.

(In thousands)	2005	2004	2003	2002	2001

Average Loans Outstanding	$589,408	$581,259	$536,095	$479,253	$479,052
Allowance Beginning of Year	7,512	7,954	8,497	8,815	10,494
Charge-offs:
Commercial, Lease Financing
and all Other Loans	(336)	(56)	(722)	(311)	(611)
Real Estate - Mortgage	(339)	(703)	(343)	(7)	(48)
Installment & Credit Cards	(18)	(17)	(17)	--	(520)

Total Charge-offs	(693)	(776)	(1,082)	(318)	(1,179)

Recoveries:
Commercial, Lease Financing
and all Other Loans	144	34	397	755	333
Real Estate - Construction	--	--	--	3	--
Real Estate - Mortgage	115	297	140	187	104
Installment & Credit Cards	5	3	2	--	67

Total Recoveries	264	334	539	945	504

Net (Charge-offs) Recoveries	(429)	(442)	(543)	627	(675)

Provision for Loan Losses	--	--	--	(945)	(1,004)

Allowance End of Year	$ 7,083	$ 7,512	$ 7,954	$ 8,497	$ 8,815

Allowance to Total Loans	1.17%	1.29%	1.40%	1.71%	1.84%
Net Loan (Charge-offs) Recoveries
to Average Loans	(0.07)%	(0.08)%	(0.10)%	0.13%	(0.14)%

As of December 31, 2005, Merchants' Allowance ratios were 300% of nonperforming loans and 1.17% of total loans. Although the Allowance has declined over the past five years both in size and as a percentage of the loan portfolio, management has not added to the Allowance for several reasons; most notable is the shift in the composition of the loan portfolio over the last five years, on a percentage basis, from higher risk commercial asset classes to less risky residential categories, as shown in the table on page 26. Additionally, Merchants' portfolio of non-performing assets has remained at consistently low levels over the last five years, and was .39% of total loans at December 31, 2005, the ratio of the allowance to non-performing assets at year-end was 300%.

Merchants will continue to take all appropriate measures to restore nonperforming assets to performing status or otherwise liquidate these assets in an orderly fashion so as to maximize their value to Merchants. There can be no

assurances that Merchants will be able to complete the disposition of nonperforming assets without incurring further losses.

RELATED PARTY TRANSACTIONS

Merchants engages in banking transactions with certain of its directors and officers, and certain of their affiliates. During 2005 Merchants obtained legal services from a firm associated with one of its directors totaling $40 thousand; and project management services from a firm associated with one of its directors totaling $75 thousand. Merchants obtained insurance during 2005 through an insurance agency ("Agency") of which a director of Merchants Bank is president. In 2005, premiums paid to the Agency totaled $386 thousand. Merchants obtains these services on terms that are comparable to those that it would obtain from unaffiliated third parties.

At December 31, 2005, Merchants had loans outstanding to directors, executive officers, and associates of such persons totaling $3.42 million. It is the policy of Merchants to make these loans on substantially the same terms, including interest rates and collateral, as those prevailing for comparable lending transactions with other persons. As of December 31, 2005, all loans to directors, officers, and certain of their affiliates, were performing in accordance with their contractual terms.

EFFECTS OF INFLATION

The financial nature of Merchants' consolidated balance sheet and statement of income is more clearly affected by changes in interest rates than by inflation, but inflation does affect Merchants because as prices increase the money supply tends to increase, the size of loans requested tends to increase, total company assets increase, and interest rates are affected by inflationary expectations. In addition, operating expenses tend to increase without a corresponding increase in productivity. There is no precise method, however, to measure the effects of inflation on Merchants' financial statements. Accordingly, any examination or analysis of the financial statements should take into consideration the possible effects of inflation.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued revised statement No. 123 ("FAS 123R"), "Share-Based Payment", which requires companies to expense the estimated fair value of employee stock options and similar awards. The accounting provisions of FAS 123R became effective for public companies for years beginning after July 1, 2005. Merchants adopted the provisions of FAS 123R using a modified prospective application. Under the modified prospective application, FAS 123R, which provides certain changes to the method for valuing stock-based compensation among other changes, will apply to new awards and to awards that are outstanding on the effective date and are subsequently modified or cancelled. Compensation expense for outstanding awards for which the requisite service has not been rendered as of the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under FAS 123. All options outstanding are fully vested as of December 31, 2005. Therefore adoption of FAS 123R will have no impact. Future grants will be accounted for according to the provisions of FAS 123R.

Liquidity and Capital Resource Management

General

Liquidity, as it pertains to banking, can be defined as the ability to meet cash commitments at all times in the most economical way to satisfy loan and deposit withdrawal demand, and to meet other business opportunities that require cash. Sources of liquidity for banks include short-term liquid assets, cash generated from loan repayments and amortization, borrowing, deposit generation and earnings. Merchants has a number of sources of liquid funds, including $28 million in available Federal Funds lines of credit with correspondent banks at year-end 2005; an overnight line of credit with the FHLB of $5 million; an estimated additional borrowing capacity with the FHLB of $81 million; and the ability to borrow through the use of repurchase agreements, collateralized by Merchants' investments, with certain approved counterparties. Merchants' investment portfolio, which totaled $390 million at December 31, 2005, is actively managed by the Merchants' Asset Liability Committee ("ALCO") and is a strong source of cash flow for Merchants. The portfolio is fairly liquid, with a weighted average life of approximately 2.5 years, and is available to be used as a source of funds, if needed.

Contractual Obligations

Merchants has certain long-term contractual obligations; including long-term debt agreements, operating leases for branch operations, and time deposits. The maturity schedules for these obligations are as follows:

		One Year	Three
	Less than	To Three	Years To	Over Five
(In thousands)	One Year	Years	Five Years	Years	Total

Debt Maturities	$ 29,078	$24,592	$ 273	$ 1,821	$ 55,764
Junior Subordinated Debentures	--	--	--	20,000	20,000
Operating Lease Payments	605	1,047	723	1,443	3,818
Time Deposits	167,689	71,248	11,343	49	250,329

	$197,372	$96,887	$12,339	$23,313	$329,911

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

Exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and financial guarantees written is represented by the contractual amount of those instruments. Merchants uses the same credit policies in making commitments as it does for on-balance sheet instruments. The contractual amounts of these financial instruments at December 31, 2005, are as follows:

(In thousands)				Contractual Amount

Financial Instruments Whose Contract Amounts
Represent Credit Risk:
Commitments to Originate Loans				$ 26,779
Unused Lines of Credit				126,004
Standby Letters of Credit				6,343
Equity Commitments to Affordable Housing
Limited Partnerships				1,455

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

FASB Interpretation No. 45 ("FIN No. 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others; an Interpretation of FASB Statements No. 5, 57, and 107, and rescission of FASB Interpretation No. 34," requires certain disclosures and liability-recognition for the fair value at issuance of guarantees that fall within its scope. Under FIN No. 45, Merchants does not issue any guarantees that would require liability-recognition or disclosure, other than its standby letters of credit. Merchants has issued conditional commitments in the form of standby letters of credit to guarantee payment on behalf of a customer and guarantee the performance of a customer to a third party. Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit totaled approximately $6.3 million and $8.7 million at December 31, 2005 and 2004, respectively and represent the maximum potential future payments Merchants could be required to make. Typically, these instruments have terms of 12 months or less and expire unused; therefore, the total amounts do not necessarily represent future cash


requirements. Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance sheet instruments. Merchants' policies governing loan collateral apply to standby letters of credit at the time of credit extension. Loan-to-value ratios are generally consistent with loan-to-value requirements for other commercial loans secured by similar types of collateral. The fair value of Merchants' standby letters of credit at December 31, 2005 and 2004 was insignificant.

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

Capital Resources

In general, capital growth is essential to support deposit and asset growth and to ensure the strength and safety of Merchants. Net income increased Merchants' capital by $11.9 million in 2005, $11.9 million in 2004 and $11.6 million in 2003. Payment of dividends decreased Merchants' capital by $6.8 million, $34.3 million and $6.2 million during 2005, 2004 and 2003, respectively. Merchants declared a special dividend of $4.50 per share on December 1, 2004. The total amount of the special dividend was $28.1 million, which is included in the $34.3 million discussed above. Merchants' Board of Directors determined that the lower tax rates on dividends provided an opportunity for Merchants to return capital to its shareholders in the form of a special dividend in a simple, fair and transparent process. In December 2004 Merchants, through a newly formed subsidiary business trust, privately placed $20 million in capital securities as part of pooled trust preferred program. These capital securities have certain features that make them an attractive funding vehicle. The securities qualify as regulatory capital under regulatory adequacy guidelines, and are included in capital in the table below. Merchants remained well capitalized under applicable regulatory guidelines after the payment of the special dividend both with and without the trust preferred securities.

Stock repurchases decreased Merchants' capital by $4.47 million during 2005, there were no stock repurchases during 2004. In addition changes in the market value of Merchants' available for sale investment portfolio decreased capital by $4.7 million in 2005. Merchants' pension plan was under funded by $3.08 million at December 31, 2005 which resulted in an after-tax charge of $2.00 million to equity for a minimum pension liability adjustment at December 31, 2005. The tax-effected adjustment was a $407 thousand increase in Accumulated Other Comprehensive Income at December 31, 2005.

Merchants is subject to various regulatory capital requirements administered by banking regulatory agencies. To be considered adequately capitalized under the regulatory framework for prompt corrective action, Merchants must maintain minimum levels of Tier-1 Leverage, Tier-1 Risk-Based and Total Risk-Based Capital. Merchants was considered well capitalized by the regulators at December 31, 2005. The ratios for Merchants are set forth below:

			Actual
	(In thousands)	Amount(1)	Percentage

	Tier 1 Leverage Capital	$90,454	8.54%
	Tier-1 Risk-Based Capital	90,454	13.31%
	Total Risk-Based Capital	97,537	14.36%

___________________
(1)	Capital amounts include $20 million in trust preferred securities issued in December 2004. These hybrid securities qualify as regulatory capital up to certain regulatory limits.

In January 2001 Merchants' Board of Directors approved a stock repurchase program. The program has been extended until January 2006. Under the program, Merchants is authorized to repurchase up to 300 thousand shares of its common stock. As of December 31, 2005, Merchants had purchased 300 thousand shares of its common stock on the open market under the program at an average per share price of $23.44.

In October of 2005 Merchants' Board of Directors approved a new stock repurchase program, pursuant to which Merchants may repurchase 200 thousand shares of its stock from time to time through October 2006. The new program commenced when there were no shares remaining under the previous stock repurchase program.

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

Market Risk

Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates or prices such as interest rates, foreign currency exchange rates, commodity prices, and equity prices. Merchants' primary market risk exposure is interest rate risk. An important component of Merchants' asset and liability management process is the ongoing monitoring and management of this risk, which is governed by established policies that are reviewed and approved annually by Merchants' Board of Directors. The Investment policy details the types of securities that may be purchased, and establishes portfolio limits and maturity limits for the various sectors. The Investment policy also establishes specific investment quality limits. The Board of Directors delegates responsibility for carrying out the asset/liability management policies to the ALCO. In this capacity the ALCO develops guidelines and strategies impacting Merchants' asset and liability management related activities based upon estimated market risk sensitivity, policy limits and overall market interest rate levels and trends. The ALCO manages the investment portfolio. As the portfolio has grown, the ALCO has used portfolio diversification as a way to mitigate the risk of being too heavily invested in any single asset class. Merchants continued to work to maximize net interest income while mitigating risk during 2005 through further repositioning of the investment portfolio, as well as carefully monitoring the overall duration and average life of the portfolio, as well as monitoring individual securities, among other strategies. Merchants has an outside investment advisory firm which helps it identify opportunities for increased yield, without significantly increasing risk, in the investment portfolio. The firm specializes in stable value and fixed income portfolios, and has a staff of investment professionals who research and track each bond. The ALCO has a weekly conference call with the investment advisor. During these calls the ALCO and the investment advisor discuss trading activity from the previous week, and set strategy for the ensuing week. Additionally, any specific bonds or sectors that require additional attention are discussed on these calls. The investment advisory firm meets with the ALCO committee of Merchants' Board of Directors to perform a portfolio review on a quarterly basis. They report on the overall performance of the portfolio and perform modeling of the cash flow, effective duration, and yield characteristics of the portfolio under various interest rate scenarios. The investment advisors also review and provide detail on individual holdings in the portfolio.

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

The ALCO is responsible for evaluating and managing the interest rate risk which arises naturally from imbalances in repricing, maturity and cash flow characteristics of Merchants' assets and liabilities. Techniques used by the ALCO take into consideration the cash flow and repricing attributes of balance sheet and off-balance sheet items and their relation to possible changes in interest rates. The ALCO manages interest rate exposure primarily by using on-balance sheet strategies, generally accomplished through the management of the duration, rate sensitivity and average lives of the Company's various investments, and by extending or shortening maturities of borrowed funds, as well as carefully managing and monitoring the pricing of loans and deposits. The ALCO also considers the use of off-balance sheet strategies, such as interest rate caps and floors and interest rate swaps, to help minimize the Company's exposure to changes in interest rates. The ALCO uses an outside investment advisor to recommend investments and assist in transaction execution, and an outside ALCO consultant to perform rate shocks of its balance sheet and a variety of other analyses for the Committee. The ALCO is responsible for ensuring that the


Board of Directors receives accurate information regarding Merchants' interest rate risk position at least quarterly. The investment advisor and ALCO consultant meet jointly with the ALCO and the Asset/Liability Committee of the Board of Directors on a quarterly basis to review the Bank's current position and to discuss future strategies. This review shows that Merchants' one year gap position has changed to a $137.2 million liability sensitive position, compared to a $29.2 million liability sensitive position at the end of 2004. This change is primarily a result of the migration of commercial and commercial real estate loans from variable rate to fixed rate as short term rates have moved up.

Merchants has established a target range for the change in net interest income, given a parallel 200 basis point change in interest rates, of zero to 7.5%. The net interest income simulation as of December 31st showed that the change in net interest income for the next 12 months from Merchants' expected or "most likely" forecast was as follows:

Percent Change in
Rate Change	Net Interest Income

Up 200 basis points	(1.3%)
Down 200 basis points	(0.2%)

The analysis shows additional margin compression in both the up and down 200 basis points scenarios. The ability to reduce funding costs is limited in the falling rate environment, while the approximately $174 million base of variable-rate prime based loans rapidly reset to lower yields. If rates fall further it will be difficult for Merchants to lower deposit rates enough to compensate for these anticipated decreases in loan rates. A steepening yield curve accompanied by rapidly falling short-term rates would create less exposure as compared to a parallel rate shift. In a rising rate scenario, net interest income trends slightly downward during most of the first two years as funding costs initially increase more quickly than asset yields. The model shows that after deposit costs begin to stabilize, margins begin to widen and net interest income increases. The degree to which this exposure materializes will depend, in part, on Merchants' ability to manage deposit and loan rates as interest rates rise or fall.

The analysis discussed above includes no growth assumptions. The consultant also ran additional simulations, and modeled a down 200 basis points scenario with a steepening yield curve, a 400 basis point upward movement in rates and a simulation using Merchants' current growth assumptions. The steepening yield curve scenario mitigated some of the margin compression in the down 200 basis points scenario. Net interest income was higher than base in all scenarios in the growth model, demonstrating that Merchants can outgrow the potential margin compression. These types of dynamic analyses give the ALCO a more thorough understanding of how Merchants' balance sheet will perform in a variety of rate environments.

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

The most significant factors affecting market risk exposure of net interest income during the year ended December 31, 2005 were (i) the shape and level of the U.S. Government securities and interest rate swap yield curve, (ii) changes in the size and composition of the investment portfolio, (iii) changes in the composition and size of the loan portfolio, and (iv) increases in deposit interest expense. During 2005 the yield curve flattened significantly as the federal funds rate increased approximately 200 basis points while rates on ten year treasuries increased by only 17 basis points.

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


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

Merchants' interest rate sensitivity gap ("gap") is pictured below as of December 31, 2005. Interest rate gap analysis provides a static view of the maturity and repricing characteristics of Merchants' on and off-balance sheet positions. Gap is defined as the difference between assets and liabilities repricing or maturing within specified periods. An asset-sensitive position (positive gap) indicates that there are more rate-sensitive assets than rate-sensitive liabilities repricing or maturing within a specified time period, which would imply a favorable impact on net interest income during periods of rising interest rates. Conversely, a liability-sensitive position (negative gap) generally implies a favorable impact on net interest income during periods of falling interest rates. There are certain limitations inherent in a static gap analysis. These limitations include the fact that it is a static measurement and that it does not reflect the degrees to which interest earning assets and interest bearing deposits may respond non-proportionally to changes in market interest rates. Although the ALCO reviews all assumptions used in the model in detail, assets and liabilities do not always have clear repricing dates, and may reprice earlier or later than assumed in the model.

	Repricing Date

	One Day	Over Six	One Year
	To Six	Months To	To Five	Over Five
(In thousands)	Months	One Year	Years	Years	Total

Assets
Loans	$243,491	$42,497	$230,559	$82,296	$598,843
U.S. Treasury & Agency Securities	3,001	--	12,175	--	15,176
Mortgage Backed Securities and
Collateralized Mortgage Obligations	38,549	34,450	167,047	46,624	286,670
Other Securities	5,460	5,663	63,649	13,842	88,614
Other Assets	--	--	--	85,933	85,933

Total Assets	$290,501	$82,610	$473,430	$228,695	$1,075,236

Liabilities and Shareholders' Equity
Noninterest-bearing Deposits	$--	$--	$--	$124,292	$124,292
Interest-bearing Deposits	327,192	86,162	316,930	--	730,284
Short-term Borrowings	52,988	--	--	--	52,988
Other Liabilities	--	--	--	4,892	4,892
Long-Term Debt	31,908	12,089	52,386	--	96,383
Shareholders' Equity	--	--	--	66,397	66,397

Total Liabilities and Shareholders'
Equity	$412,088	$98,251	$369,316	$195,581	$1,075,236

Cumulative Gap	$(121,587)	$(137,228)	$(33,114)	$--	$--
Gap as a % of Total Earning Assets	(12.27%)	(13.85%)	(3.34)%

Based on historical experience and Merchants' internal repricing policies, it is Merchants' practice to present repricing of statement savings, savings deposits, Free Checking for Life(R) and NOW account balances in the "One Year to Five Years" category. Merchants' experience has shown that the rates on these deposits tend to be less rate-sensitive than other types of deposits.

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


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

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Merchants Bancshares, Inc.
Consolidated Balance Sheets

December 31,	December 31,
(In thousands except share data)	2005	2004

ASSETS
Cash and Due from Banks	$ 45,214	$ 40,325
Investments:
Securities available for sale	382,797	357,015
Securities held to maturity (fair value of $8,001 and $20,574)	7,663	19,532

Total investments	390,460	376,547

Loans	605,926	584,332
Less: Allowance for loan losses	7,083	7,512

Net loans	598,843	576,820

Federal Home Loan Bank stock	8,896	7,547
Bank premises and equipment, net	12,145	12,841
Investment in real estate limited partnerships	9,361	8,589
Other assets	10,317	9,736

Total assets	$1,075,236	$1,032,405

LIABILITIES
Deposits:
Demand deposits	$ 124,292	$ 119,089
Savings, NOW and money market accounts	479,955	520,489
Time deposits $100 thousand and greater	64,006	39,908
Other time deposits	186,323	154,678

Total deposits	854,576	834,164

Demand note due U.S. Treasury	2,988	2,374
Other short-term borrowings	50,000	55,000
Other liabilities	4,892	5,307
Long-term debt	55,764	49,757
Securities sold under agreement to repurchase	20,000	--
Junior subordinated debentures issued to unconsolidated subsidiary trust	20,619	20,619

Total liabilities	1,008,839	967,221

Commitments and contingencies (Note 15)
SHAREHOLDERS' EQUITY
Preferred stock Class A non-voting
Shares authorized - 200,000, none outstanding	--	--
Preferred stock Class B voting
Shares authorized - 1,500,000, none outstanding	--	--
Common stock, $.01 par value	67	67
Shares authorized	10,000,000
Issued	As of December 31, 2005	6,651,760
As of December 31, 2004	6,651,760
Outstanding	As of December 31, 2005	5,976,287
As of December 31, 2004	5,973,695
Capital in excess of par value	37,328	34,490
Retained earnings	43,965	38,893
Treasury stock, at cost	(13,733)	(11,065)
As of December 31, 2005	675,473
As of December 31, 2004	678,065
Deferred compensation arrangements	5,414	5,120
Accumulated other comprehensive loss	(6,644)	(2,321)

Total shareholders' equity	66,397	65,184

Total liabilities and shareholders' equity	$1,075,236	$1,032,405

See accompanying notes to consolidated financial statements

Merchants Bancshares, Inc.
Consolidated Statements of Income

	Years Ended December 31,
(In thousands except share and per share data)	2005	2004	2003

INTEREST AND DIVIDEND INCOME:
Interest and Fees on Loans	$ 36,627	$ 32,725	$ 32,540
Interest and dividends on investments:
U.S. Treasury and agency obligations	6,979	6,746	7,812
Other	10,203	7,961	5,209

Total Interest and Dividend Income	53,809	47,432	45,561

INTEREST EXPENSE:
Savings, NOW and money market accounts	3,940	2,616	2,918
Time deposits $100 thousand and greater	1,136	862	1,354
Other time deposits	3,925	2,592	3,246
Other borrowed funds	1,528	762	254
Long-term debt	3,345	1,044	161

Total interest expense	13,874	7,876	7,933

Net interest income	39,935	39,556	37,628
Provision for loan losses	-	-	--

Net interest income after provision for loan losses	39,935	39,556	37,628

NONINTEREST INCOME:
Trust company income	1,652	1,547	1,406
Service charges on deposits	4,456	4,837	4,453
Net gains (losses) on sale of investment securities	(32)	49	1,420
Equity in losses of real estate limited partnerships	(1,712)	(1,745)	(1,615)
Other	2,907	2,553	2,291

Total noninterest income	7,271	7,241	7,955

NONINTEREST EXPENSES:
Salaries and wages	12,256	11,899	11,566
Employee benefits	3,622	3,828	3,571
Occupancy expense, net	3,104	3,106	2,785
Equipment expense	3,013	3,033	2,624
Legal and professional fees	2,112	1,731	1,467
Marketing	1,372	1,377	1,534
State franchise taxes	948	916	787
Other	5,126	4,903	5,285

Total noninterest expenses	31,553	30,793	29,619

Income before provision for income taxes	15,653	16,004	15,964
Provision for income taxes	3,751	4,071	4,372

NET INCOME	$ 11,902	$ 11,933	$ 11,592

Basic earnings per common share	$ 1.88	$ 1.91	$ 1.87
Diluted earnings per common share	$ 1.87	$ 1.90	$ 1.86

Weighted average common shares outstanding	6,318,524	6,225,417	6,183,919
Weighted average diluted shares outstanding	6,360,675	6,292,751	6,247,444

See accompanying notes to the consolidated financial statements.

Merchants Bancshares, Inc.
Consolidated Statements of Comprehensive Income

	Years Ended December 31,
(In thousands)	2005	2004	2003

Net Income	$ 11,902	$ 11,933	$ 11,592
Change in net unrealized depreciation of securities
available for sale, net of taxes of $(2,553), $(619), and $(919)	(4,741)	(1,149)	(1,706)
Add: Reclassification adjustments for
securities (gains) losses included in net income,
net of taxes of $11, $(17), and $(497)	21	(32)	(923)
Minimum pension liability adjustment,
net of taxes of $219, $63 and $202	407	117	377

Comprehensive income before impact of transfers	7,589	10,869	9,340
Impact of transfer of securities from available for sale
to held to maturity, net of taxes of $(5), $13, and $(8)	(10)	24	(15)

Comprehensive income	$ 7,579	$ 10,893	$ 9,325

See accompanying notes to the consolidated financial statements.

Merchants Bancshares, Inc.
Consolidated Statements of Changes in Shareholders' Equity
For the Years Ended December 31, 2005, 2004, and 2003

						Accumulated
		Capital in			Deferred	Other
	Common	Excess of	Retained	Treasury	Compensation	Comprehensive
(In thousands except per share data)	Stock	Par Value	Earnings	Stock	Arrangements	(Loss) Income	Total

Balance at December 31, 2002	$67	$33,664	$ 55,827	$(10,980)	$3,194	$ 986	$ 82,758

Net income	--	--	11,592	--	--	--	11,592
Dividends paid ($1.04 per share)	--	--	(6,165)	--	--	--	(6,165)
Purchase of treasury stock	--	--	--	(713)	--	--	(713)
Director's deferred compensation, net	--	--	--	59	105	--	164
Shares issued under stock plans, net	--	14	--	115	--	--	129
Dividend reinvestment plan	--	380	--	169	266	--	815
Accumulated other comprehensive income (loss)	--	--	--	--	--	(2,267)	(2,267)

Balance at December 31, 2003	$67	$34,058	$ 61,254	$(11,350)	$3,565	$(1,281)	$ 86,313

Net income	--	--	11,933	--	--	--	11,933
Dividends paid ($5.58 per share)	--	--	(34,294)	--	--	--	(34,294)
Director's deferred compensation, net	--	--	--	137	57	--	194
Shares issued under stock plans, net	--	26	--	76	--	--	102
Dividend reinvestment plan	--	406	--	72	1,498	--	1,976
Accumulated other comprehensive income (loss)	--	--	--	--	--	(1,040)	(1,040)

Balance at December 31, 2004	$67	$34,490	$ 38,893	$(11,065)	$5,120	$(2,321)	$ 65,184

Net income	--	--	11,902	--	--	--	11,902
Dividends paid ($1.08 per share)	--	--	(6,830)	--	--	--	(6,830)
Purchase of treasury stock	--	--	--	(4,474)	--	--	(4,474)
Sale of treasury stock	--	2,159	--	1,408	--	--	3,567
Director's deferred compensation, net	--	--	--	271	(37)	--	234
Shares issued under stock plans, net	--	368	--	(23)	--	--	345
Dividend reinvestment plan	--	311	--	150	331	--	792
Accumulated other comprehensive income (loss)	--	--	--	--	--	(4,323)	(4,323)

Balance at December 31, 2005	$67	$37,328	$ 43,965	$(13,733)	$5,414	$(6,644)	$ 66,397

See accompanying notes to consolidated financial statements.

Merchants Bancshares, Inc.
Consolidated Statement of Cash Flows

For the Years Ended December 31,	2005	2004	2003

(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$ 11,902	$ 11,933	$ 11,592
Adjustments to reconcile net income to net cash provided by
Operating activities:
Deferred tax expense	1,364	2,416	2,061
Depreciation and amortization	5,417	6,201	5,227
Net losses (gains) on sales of investment securities	32	(48)	(1,420)
Net gains on sales of loans	(74)	--	--
Net losses on disposition of premises and equipment	20	14	71
Net gains on sales of other real estate owned	--	(80)	(8)
Equity in losses of real estate limited partnerships	1,761	1,764	1,615
Changes in assets and liabilities:
Decrease (increase) in interest receivable	(129)	243	151
Decrease (increase) in other assets	159	(1,064)	(2,458)
(Increase) decrease in interest payable	417	44	(68)
(Decrease) increase in other liabilities	(205)	(5,609)	2,488

Net cash provided by operating activities	20,664	15,814	19,251

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investment securities available for sale	18,636	66,107	100,390
Proceeds from maturities of investment securities available for sale	94,077	91,193	80,959
Proceeds from maturities of investment securities held to maturity	11,862	15,183	16,856
Purchases of investment securities available for sale	(148,662)	(214,879)	(274,077)
Loan originations in excess of principal payments	(24,995)	(18,884)	(76,528)
Purchases of Federal Home Loan Bank stock	(1,349)	(3,528)	(388)
Proceeds from sales of loans, net	3,060	3,107	2,576
Proceeds from sales of premises and equipment	272	--	--
Proceeds from sales of other real estate owned	--	80	65
Investments in real estate limited partnerships	(2,533)	(4,888)	(3,530)
Purchases of bank premises and equipment	(1,808)	(2,010)	(3,567)

Net cash used in investing activities	(51,440)	(68,519)	(157,244)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	20,412	26,081	52,809
Net (decrease) increase in short-term borrowings	(4,386)	316	53,058
Proceeds from long-term debt	45,000	60,000	4,875
Proceeds from securities sold under agreement to repurchase	20,000	--	--
Proceeds from Issuance of Trust Preferred Securities	--	20,619	--
Principal payments on long-term debt	(38,993)	(16,862)	(634)
Cash dividends paid	(6,039)	(32,320)	(5,350)
Purchases of treasury stock	(4,474)	9	(713)
Sale of treasury stock	3,566	--	--
Increase in deferred compensation arrangements	234	194	164
Proceeds from exercise of stock options	345	102	129

Net cash provided by financing activities	35,665	58,139	104,338

Increase in cash and cash equivalents	4,889	5,434	(33,655)
Cash and cash equivalents beginning of year	40,325	34,891	68,546

Cash and cash equivalents end of period	$ 45,214	$ 40,325	$ 34,891

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
Total interest payments	$ 13,457	$7,832	$8,001
Total income tax payments	860	1,570	5,112
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES
Distribution of stock under deferred compensation arrangements	271	347	59
Distribution of treasury stock in lieu of cash dividend	792	759	815

See accompanying notes to consolidated financial statements.

Merchants Bancshares, Inc.
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Merchants Bancshares, Inc. and its wholly owned subsidiaries Merchants Bank and Merchants Properties, Inc. as well as Merchants Bank's wholly owned subsidiary Merchants Trust Company (collectively "Merchants"). All material intercompany accounts and transactions are eliminated in consolidation. Merchants Bank and Merchants Trust Company offer a full range of deposit, loan, cash management, and trust services to meet the financial needs of individual consumers, businesses and municipalities at 35 full-service banking locations throughout the state of Vermont.

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

Investment Securities

Merchants classifies certain of its investments in debt securities as held to maturity, which are carried at amortized cost if Merchants has the positive intent and ability to hold such securities to maturity. Investments in debt securities that are not classified as held to maturity and equity securities that have readily determinable fair values are classified as available for sale securities or trading securities. Trading securities are investments purchased and held principally for the purpose of selling in the near term; available for sale securities are investments not classified as trading or held to maturity. Available for sale securities are carried at fair value which is measured at each reporting date. The resulting unrealized gain or loss is reflected in accumulated other comprehensive income (loss) net of the associated tax effects. Trading securities are also carried at fair value; gains and losses are recognized through the statements of income. Gains and losses on sales of investment securities are recognized through the statement of income using the specific identification method.

Transfers from securities available for sale to securities held to maturity are recorded at the securities' fair values on the date of the transfer. Any net unrealized gains or losses continue to be included in accumulated other comprehensive income (loss) and are reported as a separate component of shareholders' equity, on a net of tax basis. As long as the securities are carried in the held to maturity portfolio, such amounts are amortized (accreted) over the estimated remaining life of the transferred securities as an adjustment to yield in a manner consistent with the amortization of premiums and discounts. Net amortization (accretion) of such amounts totaled $(10) thousand and $24 thousand in 2005 and 2004, respectively.

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

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

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

Investments in Real Estate Limited Partnerships

Merchants has investments in various real estate limited partnerships that acquire, develop, own and operate low and moderate-income housing. Merchants' ownership interest in these limited partnerships ranges from 3.3% to 99% as of December 31, 2005. Merchants accounts for its investments in limited partnerships, where Merchants neither actively participates nor has a controlling interest, under the equity method of accounting. Merchants consolidates the financial statements of the only limited partnership in which it is the general partner, actively involved in management, and has a controlling interest.

Management periodically reviews the results of operations of the various real estate limited partnerships to determine if the partnerships generate sufficient operating cash flow to fund their current obligations. In addition, management reviews the current value of the underlying property compared to the outstanding debt obligations. If it is determined that the investment suffers from a permanent impairment, the carrying value is written down to the estimated realizable value. The maximum exposure on these investments is the current carrying amount plus amounts obligated to be funded in the future.

Other Real Estate Owned

Collateral acquired through foreclosure is recorded at the lower of cost or fair value, less estimated costs to sell, at the time of acquisition. Subsequent decreases in the fair value of other real estate owned ("OREO") are reflected as a write-down and charged to expense. Net operating income or expense related to foreclosed property is included in noninterest expense in the accompanying consolidated statements of income.

Intangible Assets

Premiums paid for the purchase of core deposits are recorded as other assets and amortized using straight-line and accelerated methods over 7 to 15 years. As of December 31, 2005, such intangible assets totaled approximately $582 thousand and are included in other assets on the consolidated balance sheets. Amortization of such intangible assets amounted to $327 thousand, $327 thousand and $346 thousand in 2005, 2004, and 2003 respectively. Amortization for these intangibles for the five years subsequent to December 31, 2005 is: 2006 - $304 thousand; 2007 - $185 thousand; 2008 - $93 thousand; and zero thereafter.

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


Merchants accounts for its stock-based compensation plans in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Merchants has adopted SFAS No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize the fair value of all stock-based awards measured on the date of the grant as expense over the vesting period. Merchants has also adopted SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123," which, among other things, amends the disclosure requirements of SFAS No. 123. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and earnings per share disclosures for employee stock-based grants made in 1995 and future years as if the fair value based method defined in SFAS No. 123 had been applied. In December 2004, the FASB issued revised statement No. 123 ("FAS 123R"), "Share-Based Payment", which requires companies to expense the estimated fair value of employee stock options and similar awards. The accounting provisions of FAS 123R became effective for public companies for years beginning after July 1, 2005. Merchants adopted the provisions of FAS 123R using a modified prospective application. Under the modified prospective application, FAS 123R, which provides certain changes to the method for valuing stock-based compensation among other changes, will apply to new awards and to awards that are outstanding on the effective date and are subsequently modified or cancelled. Compensation expense for outstanding awards for which the requisite service has not been rendered as of the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under FAS 123. All options outstanding are fully vested as of December 31, 2005. Therefore adoption of FAS 123R will have no impact on current options. Future grants will be accounted for according to the provisions of FAS 123R.

The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model. No options have been granted since August 2001. Under SFAS No. 123, Merchants' net income and earnings per share for the years ended December 31, 2005, 2004 and 2003 would have been the same as the amounts reported in the accompanying consolidated financial statements. Pro forma compensation expense for options granted is reflected over the vesting period; therefore, future pro forma compensation expense may be greater if additional options are granted.

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


Merchants follows the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Changes in the fair value of the derivative financial instruments are reported in either net income or as a component of other comprehensive income, depending on the use of the derivative and whether or not it qualifies for hedge accounting. As of December 31, 2005, there were no derivatives being used by Merchants.

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

(2) INVESTMENT SECURITIES

Investments in securities are classified as available for sale or held to maturity as of December 31, 2005 and 2004. The amortized cost and fair values of the securities classified as available for sale and held to maturity as of December 31, 2005 and 2004, are as follows:

SECURITIES AVAILABLE FOR SALE:

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
(In thousands)	Cost	Gains	Losses	Value

2005
U.S. Treasury Obligations	$200	$--	$2	$198
U.S. Agency Obligations	14,976	1	158	14,819
Residential Real Estate
Mortgage-backed Securities	135,529	363	2,467	133,425
Commercial Real Estate
Mortgage-backed Securities	68,017	--	1,782	66,235
Collateralized Mortgage
Obligations	134,504	20	2,555	131,969
Corporate Bonds	23,697	8	359	23,346
Asset Backed Securities	12,982	33	210	12,805

	$389,905	$425	$7,533	$382,797

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
(In thousands)	Cost	Gains	Losses	Value

2004
U.S. Treasury Obligations	$200	$--	$1	$199
U.S. Agency Obligations	21,238	143	25	21,356
Residential Real Estate
Mortgage-backed Securities	105,511	1,363	467	106,407
Commercial Real Estate
Mortgage-backed Securities	67,747	239	684	67,302
Collateralized Mortgage
Obligations	113,225	127	893	112,459
Corporate Bonds	31,954	415	107	32,262
Asset Backed Securities	16,985	121	76	17,030

	$356,860	$2,408	$2,253	$357,015

SECURITIES HELD TO MATURITY:

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
(In thousands)	Cost	Gains	Losses	Value

2005
Residential Real Estate
Mortgage-backed Securities	$7,663	$338	$--	$8,001

	7,663	338	--	8,001

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
(In thousands)	Cost	Gains	Losses	Value

2004
Residential Real Estate
Mortgage-backed Securities	$19,532	$1,042	$--	$20,574

	$19,532	$1,042	$--	$20,574

There were no securities classified as trading at December 31, 2005 and 2004. There were trading losses of $23 thousand for the year ended December 31, 2004 which are included in other noninterest income in the accompanying consolidated statements of income.

The contractual final maturity distribution of the debt securities classified as available for sale and held to maturity as of December 31, 2005, are as follows:

SECURITIES AVAILABLE FOR SALE:

		After One	After Five
	Within	But Within	But Within	After Ten
(In thousands)	One Year	Five Years	Ten Years	Years	Total

U.S. Treasury Obligations	$--	$198	$--	$--	$198
U.S. Agency Obligations	3,002	11,817	--	--	14,819
Residential Real Estate
Mortgage-backed Securities	--	33,414	46,183	53,828	133,425
Commercial Real Estate
Mortgage-backed Securities	--	1,883	--	64,352	66,235
Collateralized Mortgage
Obligations	--	7,615	17,784	106,570	131,969
Corporate Bonds	2,020	17,870	3,456	--	23,346
Asset Backed Securities	--	4,485	--	8,320	12,805

	$5,022	$77,282	$67,423	$233,070	$382,797

SECURITIES HELD TO MATURITY:

		After One	After Five
	Within	But Within	But Within	After Ten
(In thousands)	One Year	Five Years	Ten Years	Years	Total

Residential Real Estate
Mortgage-backed Securities	$--	$3,111	$3,223	$1,329	$7,663

Actual maturities will differ from contractual maturities because borrowers may have rights to call or prepay obligations. Maturities of mortgage-backed securities and collateralized mortgage obligations are based on final contractual maturities.

Proceeds from sales of available for sale debt securities were $18.64 million, $66.11 million and $100.4 million during 2005, 2004 and 2003 respectively. Gross gains of $121 thousand, $1.00 million and $1.53 million; and gross losses of $153 thousand, $952 thousand and $114 thousand, were realized from sales of securities in 2005, 2004, and 2003 respectively.

Securities with a book value of $36.8 million and $10.7 million at December 31, 2005 and 2004 respectively, were pledged to secure U.S. Treasury borrowings, public deposits, securities sold under agreements to repurchase, and for other purposes required by law.

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position, at December 31, 2005, were as follows:

SECURITIES AVAILABLE FOR SALE:

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses

U.S. Treasury Obligations	$198	$2	--	--	$198	$2
U.S. Agency Obligations	3,990	--	7,826	158	11,816	158
Residential Real Estate
Mortgage-backed Securities	48,413	672	59,987	1,795	108,400	2,467
Commercial Real Estate
Mortgage-backed Securities	19,354	1,110	45,244	672	64,598	1,782
Collateralized Mortgage
Obligations	41,964	633	79,913	1,922	121,877	2,555
Corporate Bonds	992	8	19,323	351	20,315	359
Asset Backed Securities	3,931	69	6,800	141	10,731	210

	$118,842	$2,494	$219,093	$5,039	$337,935	$7,533

There were no securities held to maturity with unrealized losses as of December 31, 2005.

U.S. Treasury and Agency securities: Unrealized losses on investments in U.S. Treasury and Agency securities were caused by interest rate fluctuations.

Residential Mortgage-backed securities: The unrealized losses on investments in mortgage-backed securities were caused by interest rate fluctuations. The cash flows of these securities are guaranteed by the Federal Home Loan Mortgage Corporation ("FHLMC") or Federal National Mortgage Association ("FNMA"). There are eighteen securities that have been in an unrealized loss position for 12 months or more. The percentage unrealized loss on these eighteen securities ranges from 2.20% to 4.97%, which Merchants considers minor.

Commercial Mortgage Backed Securities (CMBS): The unrealized losses in CMBS were caused by interest rate fluctuations. These bonds are backed by a variety of types of commercial real estate. Merchants looks at the overall structure of these bonds for, among other things, low historical default rates, low loan-to-value ratios, prepayment penalties and lock-outs, and good geographic and property type diversity as part of its pre-purchase evaluation. There are twenty-one securities that have been in an unrealized loss position for 12 months or more, the percentage unrealized loss on these bonds ranges from 1.22% to 5.37%, which Merchants considers minor.

Collateralized Mortgage Obligations (CMOs): The unrealized losses on investments in collateralized mortgage obligations were caused by interest rate fluctuations. There are twenty-nine securities that have been in an unrealized loss position for 12 months or more, nineteen of these bonds are guaranteed by FHLMC or FNMA. The individual unrealized losses on the twenty-nine bonds range from .39% to 5.00%, which Merchants considers minor.

Corporate bonds: The unrealized losses in investments in corporate bonds were caused by interest rate fluctuations. There were sixteen securities in this asset class with unrealized losses at December 31, 2005. Eight out of the sixteen bonds has been in an unrealized loss position for 12 months or more. The individual unrealized losses on these bonds range from .78% to 4.33%, which Merchants considers minor.

Asset Backed Securities (ABS): There were four bonds in this asset class that are in an unrealized loss position as of December 31, 2005, two have been in an unrealized loss position for 12 months or more. The average unrealized loss on the four bonds in this category is 1.93% and is primarily caused by interest rate fluctuations. The unrealized losses range from 1.51% to 3.54%, which Merchants considers minor.

Merchants has determined that because the decline in fair value for all classes of bonds is attributable to changes in interest rates and not credit quality, and because Merchants has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

(3) LOANS

The composition of the loan portfolio at December 31, 2005 and 2004, is as follows:

(In thousands)	2005	2004

Commercial, Financial and Agricultural	$ 71,912	$ 82,644
Real Estate - Residential	293,158	265,306
Real Estate - Commercial	208,049	209,333
Real Estate - Construction	25,942	19,354
Installment Loans to individuals	6,345	7,016
All Other Loans (including overdrafts)	520	679

Total Loans	$605,926	$584,332

Merchants primarily originates residential real estate, commercial, commercial real estate, and installment loans, to customers throughout the state of Vermont. There are no known significant industry concentrations in the loan portfolio. Loans serviced for others at December 31, 2005 and 2004, amounted to approximately $17 million and $25 million, respectively.

A summary of changes in the allowance for loan losses for the years ended December 31, 2005, 2004 and 2003, is as follows:

(In thousands)	2005	2004	2003

Balance, Beginning of Year	$7,512	$7,954	$ 8,497
Provision for Loan Losses	--	--	--
Loans Charged Off	(693)	(776)	(1,082)
Recoveries	264	334	539

Balance, End of Year	$7,083	$7,512	$7,954

Total impaired loans were $2 million and $3.8 million at December 31, 2005 and 2004, respectively. The Allowance associated with such loans was zero and $72 thousand, respectively. Interest payments on impaired loans are generally recorded as principal reductions if the remaining loan balance is not expected to be paid in full. If full collection of the remaining loan balance is expected, interest income is recognized on a cash basis. Merchants recorded interest income on impaired loans of approximately $18 thousand, $50 thousand and $90 thousand during 2005, 2004 and 2003, respectively. The average balance of impaired loans was $3.3 million in 2005, $2.8 million in 2004 and $3.9 million in 2003.

Nonperforming loans at December 31, 2005 and 2004, are as follows:

(In thousands)	2005	2004

Nonaccrual Loans	$2,284	$3,233
Loans Past Due 90 Days or More
and Still Accruing Interest	--	20
Restructured Loans	80	83

Total Nonperforming Loans	$2,364	$3,336

The above disclosed restructured loans were performing in accordance with modified agreements with the borrowers at December 31, 2005 and 2004. Merchants had no Other Real Estate Owned at December 31, 2005 or 2004.

The amount of interest which was not earned, but which would have been earned had Merchants' nonaccrual and restructured loans performed in accordance with their original terms and conditions, was approximately $69 thousand, $97 thousand and $194 thousand in 2005, 2004 and 2003, respectively.

An analysis of loans to directors, executive officers, and associates of such persons for the year ended December 31, 2005, is as follows:

(In thousands)

Balance, December 31, 2004	$3,716
Additions	197
Repayments	(490)

Balance, December 31, 2005	$3,423

It is the policy of Merchants to make loans to directors, executive officers, and associates of such persons on substantially the same terms, including interest rates and collateral, as those prevailing for comparable lending transactions with other persons.

(4) PREMISES AND EQUIPMENT

The components of premises and equipment included in the accompanying consolidated balance sheets are as follows:

			Estimated
	2005	2004	Useful Lives

	(In Thousands)		(In Years)
Land	$ 757	$ 762	N/A
Bank Premises	13,571	13,287	39
Leasehold Improvements	2,564	2,598	5 - 20
Furniture, Equipment, and Software	13,580	15,094	3 - 7

	30,472	31,741

Less: Accumulated Depreciation and Amortization	18,327	18,900

	$12,145	$12,841

Depreciation and amortization expense related to premises and equipment amounted to $2.2 million, $2.2 million and $1.8 million in 2005, 2004 and 2003, respectively.

Merchants leases certain properties for branch operations. Rent expense on these properties totaled $561 thousand, $572 thousand and $537 thousand for the years ended December 31, 2005, 2004 and 2003, respectively. Minimum lease payments on these properties subsequent to December 31, 2005 are as follows: 2006 - $605 thousand; 2007 - $562 thousand; 2008 - $485 thousand; 2009 - $378 thousand; 2010 - $345 thousand and $1.44 million thereafter.

(5) TIME DEPOSITS

Scheduled maturities of time deposits at December 31, 2005, were as follows:

(In thousands)

Mature in year ending December 31,
2006	$167,689
2007	58,184
2008	13,064
2009	7,072
2010	4,271
Thereafter	49

Total time deposits	$250,329


Time deposits greater than $100 thousand totaled $64.0 million and $39.9 million as of December 31, 2005 and 2004, respectively. Interest expense on time deposit greater than $100 thousand amounted to $1.1 million, $862 thousand and $1.4 million for the years ended December 31, 2005, 2004 and 2003, respectively.

(6) OTHER BORROWED FUNDS

Other borrowed funds consisted of the following at December 31, 2005 and 2004:

(In thousands)	2005	2004

Demand Note Due U.S. Treasury	$ 2,988	$ 2,374
Federal Home Loan Bank Short-term Borrowings	50,000	55,000

	$52,988	$57,374

Maturities of short term borrowings are less than three months with interest rates at December 31, 2005, ranging from 3.26% to 4.44%.

As of December 31, 2005, Merchants could borrow up to approximately $33 million in overnight funds. $28 million of this $33 million are unsecured borrowing lines established with correspondent banks, the balance of $5 million is in the form of an overnight line of credit with the FHLB. Merchants has established both overnight and longer term lines of credit with the FHLB. The borrowings are secured by mortgage loans and FHLB stock held by Merchants. The total amount of assets pledged to the FHLB for both short and long-term borrowing arrangements totaled $247.35 million and $214.95 million at December 31, 2005 and 2004 respectively.

The following table provides certain information regarding other borrowed funds for the three years ended December 31, 2005, 2004 and 2003:

	Maximum		Weighted
	Month-End	Average	Average-Rate	Weighted
	Amount	Amount	During	Average Rate
(In thousands)	Outstanding	Outstanding	The Year	at Year End

2005
Federal Home Loan Bank
Short-term Borrowings	$60,000	$44,321	3.34%	4.02%
Demand Note Due U.S. Treasury	3,976	1,137	3.09%	3.95%
2004
Federal Home Loan Bank
Short-term Borrowings	$86,000	$52,649	1.43%	2.31%
Demand Note Due U.S. Treasury	2,491	743	1.05%	1.87%
2003
Federal Home Loan Bank
Short-term Borrowings	$70,000	$22,249	1.09%	1.13%
Demand Note Due U.S. Treasury	2,925	827	1.33%	0.73%
Federal Funds Purchased	--	30	1.28%	--

(7) LONG-TERM DEBT

Long-term debt consisted of the following at December 31, 2005 and 2004:

(In thousands)	2005	2004

Amortizing Federal Home Loan Bank Notes,
Rates ranging from 1.68% to 3.72%
Payable February 2006 through March 2010	$53,749	$47,642
1.50% Amortizing Federal Home Loan Bank Note,
payable through October 2023	826	850
Securities Sold Under Agreements to Repurchase,
payable December 2008	20,000	--
8.75% Mortgage Note, payable in Monthly
Installments (Principal and Interest)
through 2039	1,152	1,158
Directors' Floating Growth (Savings) Program	37	107

	$75,764	$49,757

Securities sold under agreements to repurchase are collateralized by mortgage backed securities. The pledged assets had a market value of $26.42 million at December 31, 2005. The debt bears interest at LIBOR plus .45% and is capped when LIBOR reaches 5.25%, and interest cost will be reduced by the cash flows from an embedded floor struck if LIBOR falls below 4%.

The 8.75% Mortgage Note relates to an investment in an affordable housing project made through a consolidated limited partnership. The monthly installments are subsidized by the U.S. Department of Agriculture, which pays amounts annually so as to reduce the monthly principal and interest payments to an amount equivalent to a loan at a rate of 1%.

The Directors Floating Growth (Savings) program relates to a deferred compensation plan for directors. Until July 1, 1997, Directors of Merchants were entitled to defer a portion of their director's fees into this deferred plan. No additional compensation may be deferred into the Floating Growth (Savings) program. Benefits accrue based on a monthly allowance for interest at a rate that is fixed from time-to-time at the discretion of Merchants' Board of Directors. The benefits under the Floating Growth (Savings) program are generally payable annually starting in January of the year following a participant's 65th birthday or earlier death, and will be distributed to the participant (or upon the participant's death, to the participant's designated beneficiary) in accordance with the terms of the Floating Growth (Savings) plan. Final distributions under this plan were made in January 2006.

Maturities of long term debt subsequent to December 31, 2005, are as follows: 2006 - $29.08 million; 2007 - $7.95 million; 2008 - $16.64 million; 2009- $187 thousand; 2010 - $86 thousand and $1.82 million thereafter.

As of December 31, 2005, Merchants had an estimated additional borrowing capacity with the Federal Home Loan Bank of $81 million; and the ability to borrow through the use of repurchase agreements, collateralized by Merchants' investments, with certain approved counterparties.

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


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

(9) INCOME TAXES

The components of the provision for income taxes were as follows for the years ended December 31, 2005, 2004 and 2003:

(In thousands)	2005	2004	2003

Current	$2,387	$1,655	$2,311
Deferred	1,364	2,416	2,061

$3,751	$4,071	$4,372

Not included in the above table is the income tax impact associated with the unrealized gain or loss on securities available for sale and the income tax impact associated with the minimum pension liability adjustment, which are recorded directly in stockholders' equity.

The tax effects of temporary differences and tax credits that give rise to deferred tax assets and liabilities at December 31, 2005 and 2004, are presented below:

(In thousands)	2005	2004

Deferred Tax Assets:
Allowance for Loan Losses	$ 2,479	$ 2,629
Deferred Compensation	1,631	1,666
Low income housing credit carryforward	1,286	582
Core Deposit Intangible	378	396
Deferred Gain on Sale of Interest Rate Swap	--	58
Other	207	96

Total Deferred Tax Assets	$ 5,981	$ 5,427

Deferred Tax Liabilities
Depreciation	(657)	(707)
Accrued Liabilities	(724)	(496)
Loan Market Adjustment	(3,513)	(1,979)
Investments in Real Estate Limited Partnerships	(3,649)	(3,443)

Total Deferred Tax Liabilities	(8,543)	(6,625)

Net Deferred Tax Asset (Liability)	$(2,562)	$(1,198)

Low income housing tax credits are eligible for a 20 year carryforward.

In addition to the deferred tax assets and liabilities described above, Merchants had a deferred tax asset related to the net unrealized loss on securities available for sale of $2.49 million at December 31, 2005 and a deferred tax liability related to the net unrealized gain on securities available for sale of $54 thousand at December 31, 2004, respectively. Merchants also had a deferred tax asset of $1.08 million and $1.30 million at December 31, 2005 and 2004, respectively, related to the recognition of a minimum pension liability as of December 31, 2005.


In assessing the realizability of Merchants' total deferred tax assets, management considers whether it is more likely than not that some portion or all of those assets will not be realized. Based upon management's consideration of historical and anticipated future pre-tax income, as well as the reversal period for the items giving rise to the deferred tax assets and liabilities, a valuation allowance for deferred tax assets was not considered necessary at December 31, 2005 and 2004. Merchants had a tax refund receivable at December 31, 2005 totaling approximately $1.59 million.

The following is a reconciliation of the federal income tax provision, calculated at the statutory rate of 35%, to the recorded provision for income taxes:

(In thousands)	2005	2004	2003

Applicable Statutory Federal Income Tax	$ 5,479	$ 5,601	$ 5,587
(Reduction) Increase in Taxes Resulting From:
Tax-exempt Income	(19)	(12)	(14)
Housing Tax Credits	(1,700)	(1,600)	(1,320)
Other, Net	(9)	82	119

Provision for Income Taxes	$ 3,751	$ 4,071	$ 4,372

The State of Vermont assesses a franchise tax for banks in lieu of income tax. The franchise tax is assessed based on deposits and amounted to approximately $907 thousand, $870 thousand and $787 thousand in 2005, 2004 and 2003, respectively, which is included as non-interest expense in the accompanying consolidated statement of income.

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

The plan's obligations and funded status as of December 31, 2005 and 2004 measurement dates, were as follows:

(In thousands)	2005	2004

Change in Projected Benefit Obligation
Benefit Obligation at Beginning of Year	$ 8,820	$ 8,640
Interest Cost	448	507
Actuarial (Gain) Loss	(710)	191
Benefits Paid	(496)	(518)

Projected Benefit Obligation at Year-end	$ 8,062	$ 8,820

Change in Plan Assets
Fair Value of Plan Assets at Beginning of Year	$ 7,039	$ 6,863
Actual Return on Plan Assets	323	680
Employer Contributions	150	14
Benefits Paid	(496)	(518)

Fair Value of Plan Assets at Year-end	$ 7,016	$ 7,039

Funded Status of the Plan
Funded Status	$(1,045)	$(1,781)
Unrecognized Net Actuarial Loss	3,083	3,709

Net Amount Recognized	$ 2,038	$ 1,928

Amounts recognized in the consolidated balance sheets consist of:

(In thousands)	2005	2004

Minimum Pension Liability	$(1,045)	$(1,781)
Accumulated Other Comprehensive Loss, Pre-tax	3,083	3,709

Net Amount Recognized	$ 2,038	$ 1,928

The accumulated benefit obligation was equal to the projected benefit obligation at December 31, 2005 and 2004.

The following table summarizes the components of net periodic benefit cost for the years ended December 31, 2005, 2004, and 2003, respectively.

(In thousands)	2005	2004	2003

Interest Cost	$ 448	$ 507	$ 514
Expected Return on Plan Assets	(559)	(528)	(445)
Net Loss Amortization	150	221	261

Net Periodic Pension Cost	$ 39	$ 200	$ 330

The following table summarizes the assumptions used to determine the benefit obligations at December 31, 2005 and 2004, and net periodic benefit costs for the years ended December 31, 2005 and 2004:

	2005	2004

Benefit Obligations
Discount Rate	5.65%	5.75%

Net Periodic Benefit Cost
Discount Rate	5.75%	6.00%
Expected Long-term Return on Plan Assets	7.50%	8.00%

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

The following table sets forth the target asset allocation, and the asset allocation percentages as of December 31, 2005 and 2004, for Merchants' Pension Plan:

		Allocation	Allocation
	Target	Percentage	Percentage
	Allocation	12/31/2005	12/31/2004

Equity Securities	60-70%	63%	67%
Debt Securities	30-40%	33%	30%
Other/Cash	--	4%	3%

Total		100%	100%

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


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

Merchants' expected minimum required contribution to the Plan is expected to be in the range of zero to $2.3 million for 2006.

The following table summarizes the estimated future benefit payments expected to be paid under the Plan:

Pension
(In thousands)	Benefits

2006	$ 430
2007	431
2008	382
2009	400
2010	411
Years 2011 to 2015	2,420

The estimated future benefit payments expected to be paid under the Plan are based on the same assumptions used to measure Merchants' benefit obligation at December 31, 2005. No future service estimates were included due to the frozen status of the Plan.

401(k) Employee Stock Ownership Plan

Under the terms of Merchants' 401(k) Employee Stock Ownership Plan ("401(k)") eligible employees are entitled to contribute up to 75% of their compensation to the 401(k), and Merchants contributes a percentage of the amounts contributed by the employees as authorized by Merchants' Board of Directors. Merchants contributed approximately 109%, 110% and 111% of the amounts contributed by the employees (200% of up to 4.5% of individual employee compensation) in 2005, 2004 and 2003, respectively.

Summary of Expense
A summary of expense relating to Merchants' various employee benefit plans for each of the years in the three year period ended December 31, 2005, is as follows:

(In thousands)	2005	2004	2003

Pension Plan	$ 39	$ 200	$ 330
401(k) Employee Stock Ownership Plan	914	865	795

Total	$953	$1,065	$1,125

(11) STOCK-BASED COMPENSATION PLANS

Stock Option Plans
A summary of Merchants' stock option plans as of December 31, 2005, 2004 and 2003, and changes during the years then ended are as follows, with numbers of shares in thousands:

	2005		2004		2003
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number	Exercise	Number	Exercise	Number	Exercise
	Of	Price	Of	Price	Of	Price
	Shares	Per Share	Shares	Per Share	Shares	Per Share

Options Outstanding, Beginning of Year	280	$17.78	299	$17.51	307	$17.45
Granted	--	--	--	--	--	--
Exercised	76	16.49	19	13.63	8	15.17
Expired	--	--	--	--	--	--

Options Outstanding, End of Year	204	$17.96	280	$17.78	299	$17.51

Options Exercisable	204	$17.96	280	$17.78	299	$17.51

As of December 31, 2005, there were options outstanding within the following ranges: 154 thousand at prices within the range of $15.00 to $20.00, and 50 thousand at prices within the range of $20.01 to $23.00. The weighted-average remaining contractual life of the outstanding options was 2.5 years as of December 31, 2005.

Deferred Compensation Plans

In December 1995 Merchants established several plans (the "Plans") and established certain trusts (the "Trusts") with Merchants Trust Company, to which it contributed an amount sufficient to cover Merchants' obligations to directors. The Plans used those payments, in part, to purchase newly issued common stock of Merchants at its then market price. The purchases have been accounted for as treasury stock transactions in Merchants' consolidated financial statements. The portions of the payments made to the Plans that were not invested in the common stock of Merchants were included as investments in the consolidated financial statements and were classified as trading. To the extent the obligations of Merchants under the Plans are based on investments by the Plans in other than shares of Merchants, the investments were revalued at each reporting date with a corresponding adjustment to compensation expense in the consolidated statement of income. The portion of the Plan that was not held in shares of Merchants was paid out in December of 2004.

Restricted Stock Plans

Merchants has compensation plans for non-employee directors. Under the terms of these plans participating directors may elect to have all, or a specified percentage of their director's fees for a given year, paid in the form of cash or deferred in the form of restricted shares of Merchants' common stock. Directors who elect to have their compensation deferred are credited with a number of shares of Merchants common stock equal in value to the amount of fees deferred plus a risk premium of not more than 25% of the amount deferred. The participating director may not sell, transfer or otherwise dispose of these shares prior to distribution. With respect to shares of common stock issued or otherwise transferred to a participating director, the participating director will have the right to receive dividends or other distributions thereon. If a participating director resigns under certain circumstances, the director forfeits all of his or her restricted shares which are risk premium shares. During 2005, 9,262 shares of common stock of Merchants were distributed to a trust established under the terms of the Restricted Stock plans. The risk premium is reflected within a component of Stockholders' Equity labeled "Deferred Compensation Arrangements" and is recognized as an expense ratably over the five-year restriction period. Dividends paid on the restricted shares are taken as a charge to equity.

(12) SHAREHOLDERS' EQUITY

Vermont state law requires Merchants to allocate a minimum of 10% of net income to surplus until such time as appropriated amounts equal 10% of deposits and other liabilities. Merchants' shareholders' equity included $17.1 million and $15.9 million of such appropriations as of December 31, 2005 and 2004, respectively. Vermont state law also restricts the payment of dividends under certain circumstances.

(13) EARNINGS PER SHARE

The following tables present reconciliations of the calculations of basic and diluted earnings per share for the years ended December 31, 2005, 2004 and 2003:

	Net		Per Share
2005	Income	Shares	Amount

	(In thousands except share and per share data)
Basic Earnings Per Share:
Income Available to Common Shareholders	$11,902	6,318,524	$1.88
Diluted Earnings Per Share:
Options issued to Executives	--	42,151	--
Income Available to Common Shareholders
Plus Assumed Conversions	$11,902	6,360,675	$1.87

	Net		Per Share
2004	Income	Shares	Amount

	(In thousands except share and per share data)
Basic Earnings Per Share:
Income Available to Common Shareholders	$11,933	6,225,417	$1.91
Diluted Earnings Per Share:
Options issued to Executives	--	67,334	--
Income Available to Common Shareholders
Plus Assumed Conversions	$11,933	6,292,751	$1.90

	Net		Per Share
2003	Income	Shares	Amount

	(In thousands except share and per share data)
Basic Earnings Per Share:
Income Available to Common Shareholders	$11,592	6,183,919	$1.87
Diluted Earnings Per Share:
Options issued to Executives	--	63,525	--
Income Available to Common Shareholders
Plus Assumed Conversions	$11,592	6,247,444	$1.86

Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. The computation of diluted earnings per share excludes the effect of assuming the exercise of certain outstanding stock options because the effect would be anti-dilutive. As of December 31, 2005, 2004, and 2003, there were no such anti-dilutive options outstanding.

(14) PARENT COMPANY

The Parent Company's investments in its subsidiaries are recorded using the equity method of accounting. Summarized financial information relative to the Parent Company only balance sheets at December 31, 2005 and 2004, and statements of income and cash flows for each of the years in the three year period ended December 31, 2005, are as follows:

Balance Sheets as of December 31,

(In thousands)	2005	2004

Assets:
Investment in and Advances to Subsidiaries*	$84,335	$82,619
Cash*	1,610	1,290
Other Assets	1,233	1,957

Total Assets	$87,178	$85,866

Liabilities and Shareholders' Equity:
Other Liabilities	$ 162	$ 63
Long Term Debt	20,619	20,619
Shareholders' Equity	66,397	65,184

Total Liabilities and Shareholders' Equity	$87,178	$85,866

Statements of Income for the Years Ended December 31,

(In thousands)	2005	2004	2003

Dividends from Merchants Bank*	$ 6,831	$14,818	$ 5,162
Equity in Undistributed Earnings of Subsidiaries	6,047	(2,755)	6,508
Other Expense, Net	(1,495)	(200)	(120)
Benefit from Income Taxes	519	70	42

Net Income	$11,902	$11,933	$11,592

Statements of Cash Flows for the Years Ended December 31,

(In thousands)	2005	2004	2003

Cash Flows from Operating Activities:
Net Income	$11,902	$11,933	$11,592
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
(Increase) Decrease in Other Assets	724	(1,949)	--
(Decrease) Increase in Other Liabilities	99	50	(114)
Equity in Undistributed Earnings of Subsidiaries	(6,047)	2,755	(6,508)

Net Cash Provided by Operating Activities	6,678	12,789	4,970

Cash Flows from Financing Activities:
Purchases of Treasury Stock	(4,474)	--	(713)
Sale of Treasury Stock	3,566	--	--
Investment in Unconsolidated Subsidiary	--	(619)	--
Proceeds from Exercise of Stock Options	345	102	129
Cash Dividends Paid	(6,039)	(32,320)	(5,350)
Junior Subordinated Debentures issued to Unconsolidated
Subsidiary trust	--	20,619	--
Other, Net	244	(10)	(99)

Net Cash Used in Financing Activities	(6,358)	(12,228)	(6,033)

Increase (Decrease) in Cash and Cash Equivalents	320	561	(1,063)
Cash and Cash Equivalents at Beginning of Year	1,290	729	1,792

Cash and Cash Equivalents at End of Year	$ 1,610	$ 1,290	$ 729

* Account balances are partially or fully eliminated in consolidation.

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

Exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and financial guarantees written is represented by the contractual amount of those instruments. Merchants uses the same credit policies in making commitments as it does for on-balance sheet instruments. The contractual amounts of these financial instruments at December 31, 2005 and 2004 are as follows:

Contractual
(In thousands)	Amount

2005
Financial Instruments Whose Contract Amounts
Represent Credit Risk:
Commitments to Originate Loans	$ 26,779
Unused Lines of Credit	126,004
Standby Letters of Credit	6,343
Loans Sold with Recourse	759
Equity Commitments to Affordable Housing
Limited Partnerships	1,455

Contractual
(In thousands)	Amount

2004
Financial Instruments Whose Contract Amounts
Represent Credit Risk:
Commitments to Originate Loans	$ 28,155
Unused Lines of Credit	103,273
Standby Letters of Credit	8,746
Equity Commitments to Affordable Housing
Limited Partnerships	4,173

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

FASB Interpretation No. 45 ("FIN No. 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others; an Interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34", requires certain disclosures and liability-recognition for the fair value at issuance of guarantees that fall within its scope. Under FIN No. 45, Merchants does not issue any guarantees that would require liability-recognition or disclosure, other than its standby letters of credit. Merchants has issued conditional commitments in the form of standby letters of credit to guarantee payment on behalf of a customer and guarantee the performance of a customer to a third party. Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit totaled approximately $6.3 million and $8.7 million at December 31, 2005 and 2004, respectively, and represent the maximum potential future payments Merchants could be required to make. Typically, these instruments have terms of 12 months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Each customer is


evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance sheet instruments. Merchants' policies governing loan collateral apply to standby letters of credit at the time of credit extension. Loan-to-value ratios are generally consistent with loan-to-value requirements for other commercial loans secured by similar types of collateral. The fair value of Merchants' standby letters of credit at December 31, 2005 and 2004 was insignificant.

Merchants may enter into commitments to sell loans, which involve market and interest rate risk. There were no such commitments at December 31, 2005 or 2004.

Interest Rate Cap and Floor Contracts

Interest rate caps allow the purchaser to "cap" the contractual rate associated with a liability; alternatively interest rate floors allow the purchaser to protect the rate of return on an asset. Merchants may use floor contracts to mitigate the effects on net interest income in the event interest rates on floating rate loans decline and may use cap contracts to mitigate the effects on net interest income should interest rates on floating rate deposits increase. As of December 31, 2005, there were no interest rate cap or floor contracts outstanding.

Interest Rate Swaps

An interest rate swap is an agreement whereby two parties agree to exchange periodic interest payments, most commonly one party agrees to pay the other party interest payments of a fixed rate; and the other party agrees to make interest payments at a rate that floats with a specified index. There is no exchange of the underlying principal amounts. Merchants uses swap agreements to mitigate the effect on net interest income should floating rates on loans decrease. Merchants is exposed to risk should the counterparty default in its responsibility to pay interest under the terms of the swap agreement, but minimizes this risk by performing normal credit reviews on the counterparties, limiting its exposure to any one counterparty, and by utilizing well known national investment firms as counterparties. Notional principal amounts are a measure of the volume of agreements transacted, but the level of credit risk is significantly less. Merchants entered into a $25 million, three year, interest rate swap early in the second quarter of 2002. Merchants received a fixed interest rate and paid prime under the agreement. Merchants terminated the swap and realized a $1.3 million gain during October 2002. The gain was accreted into income monthly through April 2005, using the effective yield method. There were no interest rate swap contracts outstanding as of December 31, 2005 or 2004.

Balances at the Federal Reserve Bank
At December 31, 2005 and 2004, amounts at the Federal Reserve Bank included $7.0 million and $7.8 million, respectively, held to satisfy certain reserve requirements of the Federal Reserve Bank.

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

An analysis of the fair value of the investment securities as of December 31, 2005 and 2004, is as follows:

	2005		2004
	Carrying		Carrying
(In thousands)	Amount	Fair Value	Amount	Fair Value

Securities Available for Sale	$382,797	$382,797	$357,015	$357,015
Securities Held to Maturity	7,663	8,001	19,532	20,574

	$390,460	$390,798	$376,547	$377,589

Loans

The fair value of variable rate loans that reprice frequently and have no significant credit risk is based on carrying values. The fair value for other loans is estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

An analysis of the fair value of the loan portfolio as of December 31, 2005 and 2004, is as follows:

	2005		2004
	Carrying		Carrying
(In thousands)	Amount	Fair Value	Amount	Fair Value

Gross Loans	$605,926	$603,245	$584,332	$587,018
Allowance for Loan Losses	7,083	--	7,512	--

Net Loans	$598,843	$603,245	$576,820	$587,018

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

An analysis of the fair value of deposits as of December 31, 2005 and 2004 is as follows:

	2005		2004
	Carrying		Carrying
(In thousands)	Amount	Fair Value	Amount	Fair Value

Demand Deposits	$124,292	$124,292	$119,089	$119,089
Savings, NOW and Money Market	479,955	479,955	520,489	520,489
Time Deposits $100 thousand
and greater	64,006	62,963	39,908	39,486
Other Time Deposits	186,323	183,286	154,678	153,038

	$854,576	$850,496	$834,164	$832,102

Debt

The fair value of debt is estimated using current market rates for borrowings of similar remaining maturity. An analysis of the fair value of the borrowings of Merchants as of December 31, 2005 and 2004 is as follows:

	2005		2004
	Carrying		Carrying
(In thousands)	Amount	Fair Value	Amount	Fair Value

Short-term Borrowings	$52,988	$52,988	$57,374	$57,315
Long-term Debt	55,764	55,198	49,757	49,322
Securities sold under agreement to
repurchase	20,000	20,044	--	--
Junior Subordinated Debentures issued
to Unconsolidated Subsidiary Trust	20,619	20,138	20,619	20,619

Commitments to Extend Credit and Standby Letters of Credit

The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of financial standby letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties. The fair value of commitments to extend credit and standby letters of credit is $63 thousand and $87 thousand as of December 31, 2005 and 2004, respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require Merchants to maintain minimum ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2005, that Merchants met all capital adequacy requirements to which it is subject.

As of December 31, 2005, the most recent notification from the FDIC categorized Merchants Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed Merchants Bank's category. To be considered well capitalized under the regulatory framework for prompt corrective action, Merchants Bank must maintain minimum Tier 1 Leverage, Tier 1 Risk-Based, and Total Risk-Based Capital ratios as set forth in the table below.

						To Be Well-
						Capitalized Under
				For Capital		Prompt Corrective
		Actual		Adequacy Purposes		Action Provisions

	(In thousands)	Amount(1)	Percent	Amount	Percent	Amount	Percent

	As of December 31, 2005
	Merchants Bancshares, Inc.:
	Tier 1 Leverage Capital	$90,454	8.54%	$42,374	4.00%	N/A
	Tier 1 Risk-Based Capital	90,454	13.31%	27,174	4.00%	N/A
	Total Risk-Based Capital	97,537	14.36%	54,348	8.00%	N/A
	Merchants Bank:
	Tier 1 Leverage Capital	$88,187	8.30%	$42,513	4.00%	$53,141	5.00%
	Tier 1 Risk-Based Capital	88,187	12.93%	27,291	4.00%	40,396	6.00%
	Total Risk-Based Capital	95,270	13.96%	54,582	8.00%	68,227	10.00%

	As of December 31, 2004
	Merchants Bancshares, Inc.:
	Tier 1 Leverage Capital	$84,175	8.09%	$41,641	4.00%	N/A
	Tier 1 Risk-Based Capital	84,175	12.41%	27,139	4.00%	N/A
	Total Risk-Based Capital	91,687	13.51%	54,279	8.00%	N/A
	Merchants Bank:
	Tier 1 Leverage Capital	$81,329	7.79%	$41,768	4.00%	$52,210	5.00%
	Tier 1 Risk-Based Capital	81,329	11.95%	27,215	4.00%	40,822	6.00%
	Total Risk-Based Capital	88,841	13.06%	54,430	8.00%	68,037	10.00%

___________________
(1)	Capital amounts include $20 million in trust preferred securities issued in December 2004. These hybrid securities qualify as regulatory capital up to certain regulatory limits.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
of Merchants Bancshares, Inc.:

We have audited the accompanying consolidated balance sheets of Merchants Bancshares, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in shareholders' equity, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Merchants Bancshares, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 1, 2006, expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG

Albany, New York
March 1, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
of Merchants Bancshares, Inc.:

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Merchants Bancshares, Inc. (the "Company") maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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


In our opinion, management's assessment that Merchants Bancshares, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Merchants Bancshares, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in shareholders' equity, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated March 1, 2006 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG

Albany, New York
March 1, 2006

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURES

None.

ITEM 9A - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures - The principal executive officer and principal financial officer of Merchants have evaluated the disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act as of December 31, 2005. Based on this evaluation, the principal executive officer and principal financial officer have concluded that the disclosure controls and procedures effectively ensure that information required to be disclosed in Merchants' filings and submissions with the Securities and Exchange Commission under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. In addition, Merchants has reviewed its internal controls and there have been no significant changes in its internal controls over financial reporting or in other factors during Merchants' most recent fiscal quarter that have or are likely to materially affect internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting - Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) or 15d-15(f). Merchants' internal control system was designed to provide reasonable assurances to Merchants management and board of directors regarding the preparation and fair presentation of published financial statements. Under the supervision and with the participation of Merchants' management, including its principal executive officer and principal financial officer, an evaluation of the effectiveness of internal controls over financial reporting was conducted, based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation under the framework in Internal Control - Integrated Framework, management concluded that the internal controls over financial reporting were effective as of December 31, 2005. Management's assessment of the effectiveness of internal control over financial reporting as of December 31, 2005 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8 herein.

ITEM 9B - OTHER INFORMATION - All information required to be disclosed on Form 8-K during the fourth quarter of 2005 has been reported.

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11 - EXECUTIVE COMPENSATION

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

Reference is hereby made to pages 4-7, page 14, pages 11-12, pages 18-19, page 3, page 16 and page 20 of Merchants' Proxy Statement to Shareholders dated March 17, 2006, wherein pursuant to Regulation 14A information concerning the above subjects (Items 10 through 14) is incorporated by reference.

Pursuant to Rule 12b-23, definitive copies of the Proxy Statement will be filed within 120 days subsequent to the end of Merchants 2005 fiscal year.

PART IV

ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(1) The following consolidated financial statements are included:

Consolidated Balance Sheets, December 31, 2005, and December 31, 2004

Consolidated Statements of Income for years ended December 31, 2005, 2004 and 2003

Consolidated Statements of Comprehensive Income for the years ended December 31, 2005, 2004 and 2003

Consolidated Statements of Changes in Shareholders' Equity for years ended December 31, 2005, 2004 and 2003

Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003

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

3.2	Amended By-Laws of Merchants (Incorporated by reference to Exhibit C to Merchants' Definitive Proxy Statement for the Annual Meeting of the Stockholders of the Company, filed on April 25, 1987)

4	Instruments defining the rights of security holders, including indentures

4.1	Specimen of Merchants' Common Stock Certificate (Incorporated by Reference to Exhibit 4.1 to Merchants' 2001 Form 10-K filed on March 28, 2002)

4.2

Description of the Rights of holders of Merchants' Common Stock (appearing on pages 10 through 16 of Merchants' definitive Proxy Statement on Schedule 14A, effective as of April 25, 1987 for Merchants' Annual Meeting of Shareholders held June 2, 1987)

10.1

Merchants Bancshares, Inc. Dividend Reinvestment and Stock Purchase Plan (Incorporated by reference to Exhibit 4.1 to Merchants' Registration Statement on Form S-3 (Registration No. 333-20375) filed on January 22, 1997)

10.2

401(k) Employee Stock Ownership Plan of Merchants, dated January 1, 1990, as amended (Incorporated by reference to Merchants' Registration Statement on Form S-8 (Registration Number 33-3274) filed on November 16, 1989)

10.3

Amended and Restated Merchants Bank Pension Plan dated as of January 1, 1994 (Incorporated by Reference to Exhibit 10.6 to Post-Effective Amendment Number 1 to Merchants' Registration Statement on Form S-8 (Registration Number 333-18845) filed on December 26, 1996)

10.4	Form of Employment Agreement dated as of January 1, 2006, by and between Merchants and its subsidiaries and certain of its executive officers

10.5

Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures dated December 15, 2004; Merchants Bancshares, Inc. as Issuer, Wilmington Trust Company as Trustee (Incorporated by reference to Exhibit 10.5 to Merchants' 2004 Form 10-K filed on March 9, 2005)

10.5.1	MBVT Statutory Trust I Subscription Agreement dated December 15, 2004 (Incorporated by reference to Exhibit 10.5.1 to Merchants' 2004 Form 10-K filed on March 9, 2005)

10.5.2

Declaration of Trust dated December 15, 2004 between Merchants Bancshares, Inc. and Wilmington Trust Company (Incorporated by reference to Exhibit 10.5.2 to Merchants' 2004 Form 10-K filed on March 9, 2005)

10.5.3

Guarantee Agreement between Merchants Bancshares, Inc. and Wilmington Trust Company dated December 15, 2004 (Incorporated by reference to Exhibit 10.5.3 to Merchants' 2004 Form 10-K filed on March 9, 2005)

10.5.4

Placement Agreement dated December 7, 2004 between Merchants Bancshares, Inc. and FTN Financial Capital Markets (Incorporated by reference to Exhibit 10.5.4 to Merchants' 2004 Form 10-K filed on March 9, 2005)

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

11	Statement regarding computation of per share earnings.

14	Codes of Ethics (Incorporated by reference to the Registrant's Annual Report on Form 10-K for the Year Ended December 31, 2003)

21	Subsidiaries of Merchants

23	Consent of KPMG LLP

31.1	Certification of Chief Executive Officer of Merchants Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14

31.2	Certification of Chief Financial Officer of Merchants Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14

32.1	Certification of Chief Executive Officer of Merchants Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer of Merchants Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirement of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on it's behalf by the undersigned, thereunto duly authorized.

Merchants Bancshares, Inc.

Date	February 16, 2006	By	/s/ Joseph L. Boutin

Joseph L. Boutin, President & CEO

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of MERCHANTS BANCSHARES, INC., and in the capacities and on the date as indicated.

By	/s/ Joseph L. Boutin		February 16, 2006

	Joseph L. Boutin, Director, President		Date
& CEO of Merchants

By	/s/ Peter A. Bouyea		February 16, 2006

	Peter A. Bouyea, Director		Date

By	/s/ Charles A. Davis		February 16, 2006

	Charles A. Davis, Director		Date

By	/s/ Jeffrey L. Davis		February 16, 2006

	Jeffrey L. Davis, Director		Date

By	/s/ Michael G. Furlong		February 16, 2006

	Michael G. Furlong, Director		Date

By	/s/ John A. Kane		February 16, 2006

	John A. Kane, Director		Date

By	/s/ Lorilee A. Lawton		February 16, 2006

	Lorilee A. Lawton, Director		Date

By	/s/ Bruce M. Lisman		February 16, 2006

	Bruce M. Lisman, Director		Date

By	/s/ Raymond C. Pecor, Jr.		February 16, 2006

	Raymond C. Pecor, Jr. Director		Date
Chairman of the Board of Directors

By	/s/ Patrick S. Robins		February 16, 2006

	Patrick S. Robins, Director		Date

By	/s/ Robert A. Skiff, Ph.D.		February 16, 2006

	Robert A. Skiff, Ph.D., Director		Date

By	/s/ Janet P. Spitler		February 16, 2006

	Janet P. Spitler, Treasurer & CFO of Merchants		Date
