Form 10-Q
period 2006-03-31
MERCHANTS BANCSHARES INC
filed 2006-05-01
CIK 726517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2006

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number	0-11595

Merchants Bancshares, Inc.

(Exact name of registrant as specified in its charter)

Delaware	03-0287342

(State or other jurisdiction of incorporation	(I.R.S. Employer Identification No.)
or organization)

275 Kennedy Drive, South Burlington, Vermont	05403

(Address of principal executive offices)	(Zip Code)

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

[X] Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a nonaccelerated filer. See the definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ ] Accelerated Filer [X] Nonaccelerated Filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).
[ ] Yes [X] No

As of April 28, 2006, there were 6,298,039 shares of the registrant's Common stock, par value $0.01 per share, outstanding.

MERCHANTS BANCSHARES, INC.
FORM 10-Q
TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.	Interim Consolidated Financial Statements (Unaudited)

	Consolidated Balance Sheets
	March 31, 2006 and December 31, 2005	1

	Consolidated Statements of Income
	For the three months ended March 31, 2006 and 2005	2

	Consolidated Statements of Comprehensive Income (Loss)
	For the three months ended March 31, 2006 and 2005	3

	Consolidated Statements of Cash Flows
	For the three months ended March 31, 2006 and 2005	4

	Notes to Interim Consolidated Financial Statements	5 - 7

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	7 - 15
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	15 - 17
Item 4.	Controls and Procedures	17

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	18
Item 1A.	Risk Factors	18
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 3.	Defaults upon Senior Securities	18
Item 4.	Submission of Matters to a Vote of Security Holders	18
Item 5.	Other Information	18
Item 6.	Exhibits	18
Signatures		19
Exhibits

MERCHANTS BANCSHARES, INC.
PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

Merchants Bancshares, Inc.
Consolidated Balance Sheets

			March 31,	December 31,
	(In thousands except share data)		2006	2005

	ASSETS		(unaudited)
	Cash and due from banks		$ 32,831	$ 45,214
	Investments:
	Securities available for sale		403,245	382,797
	Securities held to maturity (fair value of $7,338 and
	$8,001)		7,108	7,663

	Total investments		410,353	390,460

	Loans		621,874	605,926
	Less: Allowance for loan losses		6,637	7,083

	Net loans		615,237	598,843

	Federal Home Loan Bank stock		8,896	8,896
	Bank premises and equipment, net		12,006	12,145
	Investment in real estate limited partnerships		9,848	9,361
	Other real estate owned		312	--
	Other assets		10,504	10,317

	Total assets		$1,099,987	$1,075,236

	LIABILITIES
	Deposits:
	Demand deposits		$ 112,708	$ 124,292
	Savings, NOW and money market accounts		476,400	479,955
	Time deposits $100 thousand and greater		70,330	64,006
	Other time deposits		193,009	186,323

	Total deposits		852,447	854,576

	Demand note due U.S. Treasury		750	2,988
	Other short-term borrowings		75,000	50,000
	Other liabilities		10,496	4,892
	Long-term debt		55,188	55,764
	Securities sold under agreement to repurchase		20,456	20,000
	Junior subordinated debentures issued to unconsolidated
	subsidiary trust		20,619	20,619

	Total liabilities		1,034,956	1,008,839

	Commitments and contingencies (Note 6)
	SHAREHOLDERS' EQUITY
	Preferred stock Class A non-voting
	Shares authorized - 200,000, none outstanding		--	--
	Preferred stock Class B voting
	Shares authorized - 1,500,000, none outstanding		--	--
	Common stock, $.01 par value		67	67
	Shares authorized	10,000,000
Issued	As of March 31, 2006	6,651,760
	As of December 31, 2005	6,651,760
Outstanding	As of March 31, 2006	5,991,990
	As of December 31, 2005	5,976,287
	Capital in excess of par value		37,304	37,328
	Retained earnings		44,920	43,965
	Treasury stock, at cost		(13,767)	(13,733)
	As of March 31, 2006	659,770
	As of December 31, 2005	675,473
	Deferred compensation arrangements		5,274	5,414
	Accumulated other comprehensive loss		(8,767)	(6,644)

	Total shareholders' equity		65,031	66,397

	Total liabilities and shareholders' equity		$1,099,987	$1,075,236

See accompanying notes to interim consolidated financial statements

Merchants Bancshares, Inc.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended
	March 31,

(In thousands except per share data)	2006	2005

INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$ 9,905	$ 8,556
Interest and dividends on investments
U.S. Treasury and Agency obligations	1,920	1,680
Other	2,710	2,542

Total interest and dividend income	14,535	12,778

INTEREST EXPENSE
Savings, NOW and money market accounts	1,247	780
Time deposits $100 thousand and greater	476	182
Other time deposits	1,370	689
Other borrowed funds	1,061	351
Long-term debt	752	762

Total interest expense	4,906	2,764

Net interest income	9,629	10,014
Provision for loan losses	--	--

Net interest income after provision for loan losses	9,629	10,014

NONINTEREST INCOME
Trust company income	458	421
Service charges on deposits	1,113	1,076
Gains on sales of investment securities, net	--	61
Equity in losses of real estate limited partnerships, net	(423)	(430)
Other	718	626

Total noninterest income	1,866	1,754

NONINTEREST EXPENSE
Salaries and wages	3,010	2,973
Employee benefits	1,058	1,033
Occupancy expense, net	792	816
Equipment expense	706	802
Legal and professional fees	537	425
Marketing	340	348
State franchise taxes	239	232
Other	1,260	1,327

Total noninterest expense	7,942	7,956

Income before provision for income taxes	3,553	3,812
Provision for income taxes	831	912

NET INCOME	$ 2,722	$ 2,900

Basic earnings per common share	$ 0.43	$ 0.46
Diluted earnings per common share	$ 0.43	$ 0.46

See accompanying notes to interim consolidated financial statements

Merchants Bancshares, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended
	March 31,

(In thousands)	2006	2005

Net income	$2,722	$2,900
Change in net unrealized loss on securities
available for sale, net of taxes of $(1,143) and $(1,763)	(2,123)	(3,274)
Reclassification adjustments for net securities gains
included in net income, net of taxes of $0 and $(21)	--	(40)

Comprehensive income (loss) before transfers	599	(414)
Impact of transfer of securities from available for sale
to held to maturity, net of taxes of $0 and $(1)	--	(2)

Comprehensive income (loss)	$ 599	$ (416)

See accompanying notes to interim consolidated financial statements

Merchants Bancshares, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

For the three months ended March 31,	2006	2005

(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 2,722	$ 2,900
Adjustments to reconcile net income to net cash provided by
Operating activities:
Tax benefit from exercise of stock options	--	270
Depreciation and amortization	1,127	1,432
Net gains on sales of investment securities	--	(61)
Equity in losses of real estate limited partnerships	423	430
Changes in assets and liabilities:
Increase in interest receivable	3	(66)
Decrease in other assets	868	397
(Decrease) increase in interest payable	(150)	114
Increase in other liabilities	1,132	1,404

Net cash provided by operating activities	6,125	6,820

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investment securities available for sale	--	7,138
Proceeds from maturities of investment securities available for sale	19,615	22,863
Proceeds from maturities of investment securities held to maturity	557	921
Purchases of investment securities available for sale	(39,725)	(66,387)
Loan originations in excess of principal payments	(16,216)	(1,452)
Purchases of Federal Home Loan Bank stock	--	(521)
Investments in real estate limited partnerships	(910)	(1,337)
Purchases of bank premises and equipment	(379)	(132)

Net cash used in investing activities	(37,058)	(38,907)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in deposits	(2,129)	(831)
Net increase (decrease) in short-term borrowings	22,762	(6,443)
Proceeds from long-term debt	10,000	45,000
Net increase in securities sold under agreement to repurchase	456	--
Principal payments on long-term debt	(10,576)	(7,890)
Cash dividends paid	(1,561)	(1,526)
Purchases of treasury stock	(535)	(3,022)
Sale of treasury stock	3	2,740
Increase in deferred compensation arrangements	58	59
Proceeds from exercise of stock options	72	--

Net cash provided by financing activities	18,550	28,087

Decrease in cash and cash equivalents	(12,383)	(4,000)

Cash and cash equivalents beginning of year	45,214	40,325

Cash and cash equivalents end of period	$ 32,831	$ 36,325

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
Total interest payments	$ 5,057	$ 2,336
Total income tax payments	--	--
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES
Increase in payable for investments purchased	$ 4,133	--
Distribution of stock under deferred compensation arrangements	--	200
Distribution of treasury stock in lieu of cash dividend	205	196
Transfer of loans to other real estate owned	312	--

See accompanying notes to interim consolidated financial statements

Notes To Interim Consolidated Financial Statements

See Merchants Bancshares, Inc. ("Merchants") 2005 Annual Report on Form 10-K for additional information.

Note 1: Financial Statement Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. All adjustments necessary for a fair presentation of the interim consolidated financial statements of Merchants as of March 31, 2006, and for the three months ended March 31, 2006 and 2005, have been included. The information was prepared from the unaudited financial statements of Merchants Bancshares, Inc. and its subsidiaries, Merchants Bank, Merchants Trust Company, Merchants Properties, Inc. and MBVT Statutory Trust I.

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

On January 1, 2006, Merchants adopted the provisions of FASB's revised statement No. 123 ("FAS 123R"), "Share-Based Payment", using a modified prospective application. However, based on the fact that Merchants has not granted options since August 2001, and all options previously granted have vested, Merchants does not expect FAS 123R to have any impact on the Company's financial position or results of operations.

The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model. Under SFAS No. 123, Merchants' net income and earnings per share for the three month periods ended March 31, 2006 and 2005 would have been the same as the amounts reported in the accompanying interim consolidated financial statements as all options are already vested. Pro forma compensation expense for options granted is reflected over the vesting period; therefore, future pro forma compensation expense may be greater if additional options are granted. A summary of option activity as of March 31, 2006, and changes during the quarter then ended is presented below:

			Weighted
		Weighted	Average
	Number Of	Average	Remaining	Aggregate
	Shares	Exercise	Contractual	Intrinsic Value
Options	(in thousands)	Price	Term (years)	(in thousands)

Outstanding at January 1, 2006	204	$17.96	--	--
Granted	--	--	--	--
Exercised	33	15.00	--	--
Forfeited or expired	--	--	--	--

Outstanding at March 31, 2006	171	$18.52	2.6	$1,033

Exercisable at March 31, 2006	171	$18.52	2.6	$1,033

The total intrinsic value of options exercised during the quarters ended March 31, 2006 and March 31, 2005, was $293 thousand and $772 thousand, respectively.

Note 3: Earnings Per Share
The following tables present reconciliations of the calculations of basic and diluted earnings per common share for the periods indicated:

		Weighted
	Net	Average	Per Share
(In thousands except share and per share data)	Income	Shares	Amount

	Three months ended March 31, 2006
Basic earnings per common share:
Net income available to common
shareholders	$2,722	6,302,153	$0.43
Diluted earnings per common share:
Effect of dilutive stock options	--	25,914	--
Net income available to common
shareholders and stock option exercise	2,722	6,328,067	$0.43

	Three months ended March 31, 2005
Basic earnings per common share:
Net income available to common
shareholders	$2,900	6,320,850	$0.46
Diluted earnings per common share:
Effect of dilutive stock options	--	44,260	--
Net income available to common
shareholders and stock option exercise	2,900	6,365,110	$0.46

Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding for the three month period ended March 31, 2006 and 2005. As of March 31, 2006 and 2005, there were no anti-dilutive stock options outstanding.

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

The following table summarizes the components of net periodic benefit costs for the periods indicated:

	Pension Benefits

	Three months ended
	March 31,
(In thousands)	2006	2005

Interest cost	$ 115	$ 112
Expected return on Plan assets	(127)	(140)
Amortization of net loss	81	38

Net periodic benefit cost	$ 69	$ 10

No contributions have been made to the pension plan during 2006 to date. Merchants has no required contribution for 2006.

Note 5: Stock Repurchase Program

In October of 2005 Merchants' Board of Directors approved a stock repurchase program, pursuant to which Merchants may repurchase 200,000 shares of its stock from time to time through October 2006. Merchants has purchased 21,900 shares of its common stock on the open market, at an average per share price of $24.41 through March 31, 2006.

Note 6: Commitments and Contingencies

Merchants is a party to financial instruments with off balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments primarily include commitments to extend credit and financial

guarantees. Such instruments involve, to varying degrees, elements of credit and interest rate risk that are not recognized in the accompanying consolidated balance sheets.

Merchants does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are conditional commitments issued by Merchants to guarantee the performance of a customer to a third party. Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit totaled approximately $5.95 million at March 31, 2006 and represent the maximum potential future payments Merchants could be required to make. Typically, these instruments have terms of 12 months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on balance sheet instruments. Merchants' policies governing loan collateral apply to standby letters of credit at the time of credit extension. Loan-to-value ratios are generally consistent with loan-to-value requirements for other commercial loans secured by similar types of collateral. The fair value of Merchants' standby letters of credit at March 31, 2006 was insignificant.

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

(iv)

the fact that at March 31, 2006, approximately 51% of Merchants' loan portfolio was comprised of commercial and commercial real estate loans, exposing Merchants to the risks inherent in financings based upon analyses of credit risk, the value of underlying collateral, including real estate, and other more intangible factors, which are considered in making commercial loans;

(v)

the fact that at March 31, 2006, approximately 87% of Merchants' loan portfolio was comprised of residential real estate and commercial real estate loans, exposing Merchants to the risks inherent in financings based upon analyses of credit risk and the value of underlying collateral. Accordingly, Merchants' profitability may be negatively impacted by errors in risk analyses, by loan defaults, and the ability of certain borrowers to repay such loans may be adversely affected by any downturn in general economic conditions;

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

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

These factors, as well as general economic and market conditions in the United States, may materially and adversely affect the market price of shares of Merchants' common stock. Because of these and other factors, including, without limitation, those set forth in Merchants' filings with the Securities Exchange Commission, past financial performance should not be considered an indicator of future performance. The forward looking statements contained herein represent Merchants' judgment as of the date of this Form 10-Q; Merchants cautions readers not to place undue reliance on such statements.

General

All adjustments necessary for a fair presentation of the interim consolidated financial statements of Merchants as of March 31, 2006, and for the three months ended March 31, 2006 and 2005, have been included. The information was prepared from the unaudited financial statements of Merchants Bancshares, Inc. and its subsidiaries, Merchants Bank, Merchants Trust Company, Merchants Properties, Inc. and MBVT Statutory Trust I.

Results of Operations
Overview

Net income for the first quarter of 2006 was $2.72 million, compared to net income of $2.90 million for the first quarter of 2005. The return on average assets and return on average equity for the first quarter of 2006 were 1.01% and 16.47% respectively, compared to 1.11% and 17.68%, respectively, for the first quarter of 2005. The following were the major factors contributing to the results for the first quarter of 2006 compared to the first quarter of 2005:

*

The quarter-over-quarter decrease in net income was driven by a decrease in net interest income, which decreased $385 thousand for the first quarter of 2006 compared to 2005, reflecting continued margin compression;

*	Noninterest income increased $112 thousand for the first quarter. Merchants experienced increases in both its overdraft fee income and in fees generated by electronic banking;

*	Average loans have increased $30.30 million, or 5.2%, over the first quarter of 2005;

*	Average deposits have increased $19.16 million, or 2.3%, over the first quarter of 2005.

Net Interest Income

Merchants' net interest income, on a fully taxable equivalent basis, decreased $384 thousand for the first quarter of 2006 compared to 2005, as shown on the table on page 9. Merchants' liability sensitivity increased over the past year while short term interest rates continued to climb. Merchants' combined commercial mortgage and commercial loan portfolio continued to shift from variable rate to fixed rate as customers locked in their rates at lower levels. The variable rate portion of the commercial mortgage and commercial loan portfolio decreased by over $60 million over the past year, while the total loan portfolio has increased $36.12 million. This shift has mitigated Merchants' ability to take advantage of increases in the prime rate over the past year. At the same time, as shown in the table on page 9, Merchants' deposits have shifted from lower cost savings, NOW and money market accounts to higher rate time deposits as Merchants has responded to competitive pressures by offering higher rate time deposit and CD specials instead of making even greater changes in money market account rates. Merchants' short-term borrowing position consists primarily of borrowings from the Federal Home Loan Bank ("FHLB"). Increases in rates on these borrowings mirror movements in the federal funds rate, and the average cost of this funding source has increased 179 basis points over the past year. The combination of these factors, along with the flat to inverted yield curve environment, has resulted in decreased net interest income in spite of overall balance sheet growth.

Merchants is working to mitigate the effect of the current interest rate environment by taking advantage of alternative funding sources, and is in the process of rolling out a new cash management sweep product utilizing a repurchase agreement arrangement at a lower cost of funds than other short term borrowing alternatives. Merchants is also evaluating other lower cost funding sources. Merchants' net interest spread for the first quarter of 2006 compared to 2005 decreased 42 basis points to 3.55% from 3.97%. The net interest margin also decreased over the same period and was 3.83% for the first quarter of 2006, compared to 4.14% for the first quarter of 2005.

The following table attributes changes in Merchants' net interest income (on a fully taxable equivalent basis) to changes in either average balances or average rates for the three months ended March 31, 2006. Changes due to both interest rate and

volume have been allocated to change due to balance and change due to rate in proportion to the relationship of the absolute dollar amounts of the change in each:

Analysis of Changes in Fully Taxable Equivalent Net Interest Income

Three Months Ended March 31, 2006

			Increase	Due to
(In thousands)	2006	2005	(Decrease)	Volume	Rate

Fully Taxable Equivalent Interest Income:
Loans	$ 9,910	$ 8,561	$1,349	$464	$ 885
Investments	4,629	4,221	408	85	323
Federal Funds Sold, Securities Sold Under
Agreements to Repurchase and Interest
Bearing Deposits with Banks	2	1	1	1	-

Total Interest Income	14,541	12,783	1,758	550	1,208

Less Interest Expense:
Savings, Money Market & NOW Accounts	1,247	780	467	(65)	532
Time Deposits	1,846	871	975	336	639
Short-term Borrowings	812	351	461	173	288
Long-term Debt	454	465	(11)	(97)	86
Securities sold under agreement to
repurchase	250	-	250	125	125
Junior Subordinated debt	297	297	-	-	-

Total Interest Expense	4,906	2,764	2,142	472	1,670

Net Interest Income	$ 9,635	$10,019	$ (384)	$ 78	$ (462)

The following table sets forth certain information for the three months ended March 31, 2006 and 2005. For the periods indicated, the total dollar amount of interest income from average earning assets and the resultant yields, as well as the interest expense on average interest bearing liabilities, are expressed both in dollars and rates, and on a tax equivalent basis.

Merchants Bancshares, Inc.
Average Balance Sheets and Average Rates
(Unaudited)

	Three Months Ended

	March 31, 2006			March 31, 2005

		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
(In thousands, fully taxable equivalent)	Balance	Expense	Rate	Balance	Expense	Rate

ASSETS:
Loans, including fees on loans (1)	$ 608,881	$ 9,910	6.60%	$ 578,582	$ 8,561	6.00%
Taxable investments	411,947	4,629	4.56%	403,912	4,221	4.24%
Federal funds sold, securities purchased under
agreements to resell and interest bearing
deposits with banks	228	2	3.05%	114	1	3.87%

Total interest earning assets	1,021,056	$14,541	5.78%	982,608	$12,783	5.28%

Allowance for loan losses	(7,109)			(7,518)
Cash and due from banks	36,420			37,547
Premises and equipment, net	12,072			12,659
Other assets	19,364			19,031

Total assets	$1,081,803			$1,044,327

LIABILITIES AND SHAREHOLDERS'
EQUITY:
Interest bearing deposits:
Savings, NOW & money market accounts	$470,210	$1,247	1.08%	$517,327	$780	0.61%
Time deposits	256,417	1,846	2.92%	194,317	871	1.82%

Total interest bearing deposits	726,627	3,093	1.73%	711,644	1,651	0.94%

Short-term borrowings	72,791	812	4.52%	52,181	351	2.73%
Long-term debt	52,399	454	3.52%	68,750	465	2.74%
Securities sold under agreement to repurchase	20,010	250	5.06%	--	--	0.00%
Junior subordinated debentures issued to
Unconsolidated subsidiary trust	20,619	297	5.77%	20,619	297	5.77%

Total interest bearing liabilities	892,446	$4,906	2.23%	853,194	$ 2,764	1.31%

Noninterest bearing deposits	119,993			115,819
Other liabilities	3,279			9,727
Shareholders' equity	66,085			65,587

Total liabilities and shareholders' equity	$1,081,803			$1,044,327

Net interest earning assets	$ 128,610			$ 129,414

Net interest income (fully taxable equivalent)		$9,635			$10,019

Tax equivalent adjustment		(6)			(5)

Net interest income per book		$9,629			$10,014

Net interest rate spread			3.55%			3.97%

Net interest margin			3.83%			4.14%

(1) Includes principal balance of non-accrual loans and fees on loans.


Provision for Loan Losses: No provision for loan losses was recorded during the first quarter of 2006 or for the first quarter of 2005. Net recoveries during 2006 have totaled $43 thousand. The overall quality of the loan portfolio has improved during the quarter. Internally classified loans have decreased to $12.86 million from $14.48 million at December 31, 2005 and $26.34 million at June 30, 2005. The decline since June 30, 2005 is attributable to loan sales in the fourth quarter of 2005, principal paydowns, and upgrades. All of these factors are taken into consideration during management's quarterly review of the allowance for credit losses which management continues to deem adequate under current market conditions. See the discussion of Nonperforming Assets on pages 13-15 for additional information on the allowance for credit losses.

Noninterest Income: Total noninterest income increased 6.4% to $1.87 million from $1.75 million for the first quarter of 2006 compared to the first quarter of 2005. Merchants Trust Company income increased 8.8% over the first quarter of 2005. Service charges on deposits were also slightly higher quarter-over-quarter. Merchants' net overdraft fee income continued to trend upward during the first quarter of 2006 due to higher volumes and a recent price increase; while monthly increases in the earnings credit rate have allowed business customers to decrease the amount of hard dollar charges they incur each month, reducing that portion of service charge revenue. Other noninterest income increased 15.0% to $718 thousand in the first quarter of 2006 from $626 thousand for the first quarter of 2005. Electronic transactions have continued to increase, leading to increases in net revenue for ATM and debit cards.

Noninterest Expense: Total noninterest expense was nearly unchanged for the first quarter of 2006 compared to the first quarter of 2005. Salaries and wages increased just over 1% to $3.01 million for the first quarter of 2006. This small increase was the result of a high number of vacant positions during the first quarter of 2006 and the outsourcing of the item processing function. These factors helped to offset the effect of normal salary increases, as well as higher projected incentive payouts to Merchants' corporate sales group due to strong balance sheet growth. Employee benefits increased slightly year-over-year, primarily a result of projected increased pension costs for 2006. Legal and professional fees increased $112 thousand, or 26%, to $537 thousand for the first quarter of 2006. Legal and professional fees incurred during the first quarter of 2006 related to the outsourcing of the item processing function were $176 thousand, which displaced a similar amount of salary and equipment associated expenses.

Merchants signed a lease for a new branch in Waterbury, VT, effective March 15, 2006 and have initiated plans to build a full service branch at this location with occupancy targeted for September 30, 2006.

Merchants adopted FASB 123R effective January 1, 2006. As a result of all options being vested as of December 31, 2005, adoption had no financial statement impact.

Balance Sheet Analysis

Average loans for the first quarter of 2006 were $608.88 million compared to $578.58 million for the first quarter of 2005, and $598.16 million for the fourth quarter of 2005. Residential loan growth made up the bulk of the $30.30 million increase since the first quarter of 2005. The increase from the fourth quarter of 2005 to the first quarter of 2006 was primarily attributable to growth in the commercial real estate and commercial loan portfolios. Competitive pressure on loan structure and pricing continues to be an impediment to growth. Recently Merchants has chosen to meet the competition on pricing to retain strong existing relationships and obtain new business. Success in commercial real estate and commercial loans often requires a sustained development program. Most of the growth in the first quarter of 2006 can be attributed to the successful conclusion of a long-term sales process.

The following table summarizes the components of Merchants' loan portfolio as of March 31, 2006 and December 31, 2005:

(In thousands)	March 31, 2006	December 31, 2005

Commercial, financial and agricultural	$ 74,974	$ 71,912
Real estate loans - residential	296,049	293,158
Real estate loans - commercial	215,583	208,049
Real estate loans - construction	27,703	25,942
Installment loans	6,351	6,345
All other loans	1,214	520

Total loans	$621,874	$605,926

Average deposits for the first quarter of 2006 were $846.62 million compared to $827.46 million for the first quarter of 2005, and $854.59 million for the fourth quarter of 2005. Merchants' overall deposit growth was not robust enough in the first quarter of 2006 to outpace some seasonal deposit outflow. Merchants continues to focus on generating low cost transaction accounts with a new packaged offering featuring the historically popular free checking as the anchor product. At the same time, Merchants has responded to competitive pressure by offering competitive rates on a hybrid time deposit.


This product has proven to be successful at stemming the potential outflow of core funding within the banks' money market category. Although average savings, NOW and money market balances have decreased by $15.27 million since December 2005, time deposit categories have increased by $10.40 million, primarily in this hybrid product. New account generation continues to be solid, with 2006 first quarter volume 10% stronger than a year ago for the same period.

Merchants' investment portfolio has increased $19.89 million since year-end. Merchants continues to support a portion of its asset growth with borrowings from the FHLB. Quarter-end short-term borrowings from the FHLB totaled $75 million compared to $50 million at December 31, 2005. The cost of these borrowings follows changes in the federal funds rate, which has increased 200 basis points over the last year. Merchants is in the process of rolling out a new cash management sweep product utilizing a repurchase agreement arrangement at a lower cost of funds than other short-term borrowing alternatives.

In the ordinary course of business, Merchants makes commitments for possible future extensions of credit. On March 31, 2006, Merchants was obligated to fund $5.95 million of standby letters of credit. No losses are anticipated in connection with these commitments.

Income Taxes

Merchants and its subsidiaries are taxed on income by the Internal Revenue Service at the federal level. The State of Vermont levies franchise taxes on banks based upon average deposit levels in lieu of taxing income. Franchise taxes are included in noninterest expenses in the consolidated statements of income. Total income tax expense was $831 thousand for the first quarter of 2006, compared to $912 thousand for the first quarter of 2005. Merchants recognized favorable tax benefits of $413 thousand for the first quarter of 2006, compared to $425 thousand for the first quarter of 2005, representing the amount of the federal affordable housing tax credits earned during these periods. Merchants' statutory tax rate was 35% for all periods. The recognition of affordable housing tax credits is the principal reason for Merchants' effective tax rate of 23.3% and 23.9% for the first quarter of 2006 and 2005, respectively.

Liquidity and Capital Resources

Merchants' liquidity is monitored by the Asset and Liability Committee ("ALCO"), based upon policies approved by Merchants' Board of Directors. For this purpose, liquidity means the ability to generate cash in the most economical way to satisfy loan demand, deposit withdrawal demand, and to meet other business opportunities which require cash. Merchants has an overnight line of credit with the FHLB of $5 million and an estimated additional borrowing capacity with the FHLB of $56 million. Additionally, Merchants has $28 million in available federal funds lines of credit at March 31, 2006 and the ability to borrow through the use of repurchase agreements, collateralized by Merchants' investments, with certain approved counterparties. Merchants' investment portfolio, which is managed by Merchants' ALCO, totaled $410.35 million at March 31, 2006, and is a strong source of cash flow for Merchants.

In October of 2005 Merchants' Board of Directors approved a new stock repurchase program, pursuant to which Merchants may repurchase 200,000 shares of its stock from time to time through October 2006. Merchants was active in its stock buyback plan during the first quarter of 2006 and purchased 21,900 shares at an average price of $24.41 during such period.

As of March 31, 2006, Merchants exceeded all applicable regulatory capital requirements. The following table represents the actual capital ratios and capital adequacy requirements for Merchants as of March 31, 2006 and 2005:

			For Capital
	Actual		Adequacy Purposes

(In thousands)	Amount (1)	Percent	Amount	Percent

	As of March 31, 2006
Tier 1 leverage capital	$91,295	8.44%	$43,252	4.00%
Tier 1 risk-based capital	91,295	12.96%	28,179	4.00%
Total risk-based capital	98,421	13.97%	56,358	8.00%

	As of March 31, 2005
Tier 1 leverage capital	$85,779	8.22%	$41,863	4.00%
Tier 1 risk-based capital	85,779	12.44%	27,667	4.00%
Total risk-based capital	93,256	13.52%	55,334	8.00%

(1)	Amounts include $20 million in trust preferred securities issued in December 2004. These hybrid securities qualify as regulatory capital up to certain limits.

Nonperforming Assets and the Allowance for Credit Losses

Stringent credit quality is a major strategic focus of Merchants. Although Merchants has been successful to date in minimizing its problem assets, Merchants cannot assure that problem assets will remain at these levels, particularly in light of current or future economic conditions. There is also no assurance that Merchants will not need to increase the allowance for credit losses in the future.

The following table summarizes Merchants' nonperforming assets at the dates indicated:

(In thousands)	March 31, 2006	December 31, 2005	March 31, 2005

Nonaccrual loans	$ 1,797	$ 2,284	$ 3,638
Loans past due 90 days or more and
still accruing interest	--	--	--
Restructured loans	79	80	82

Total nonperforming loans ("NPL")	$ 1,876	$ 2,364	$ 3,720
Other Real Estate Owned ("OREO")	312	--	--

Total nonperforming assets ("NPA")	$ 2,188	$ 2,364	$ 3,720

The level of nonperforming assets declined slightly during the first quarter of 2006 from December 31, 2005. Several small relationships totaling $230 thousand were transferred to nonaccrual. Additionally, a loan secured by a small grocery store property in northeastern Vermont was transferred to OREO during the first quarter of 2006.


The allowance for credit losses comprises the allowance for loan losses and the reserve for unfunded credit commitments. The following table summarizes year-to-date activity in Merchants' allowance for credit losses through the dates indicated:

(In thousands)	March 31, 2006	December 31, 2005	March 31, 2005

Balance, beginning of year	$ 7,083	$ 7,512	$ 7,512
Charge-offs :
Commercial, lease financing
and all other	(2)	(336)	(64)
Real estate - construction	--	--	--
Real estate - commercial	--	--	--
Real estate - mortgage	--	(339)	(1)
Installment and other consumer	(3)	(18)	--

Total charge-offs	(5)	(693)	(65)

Recoveries:
Commercial, lease financing
and all other	47	144	14
Real estate - commercial	--	--	--
Real estate - mortgage	--	115	15
Installment and other consumer	1	5	1

Total recoveries	48	264	30

Net recoveries (charge-offs)	43	(429)	(35)

Provision for loan losses	--	--	--

Balance end of period	$ 7,126	$ 7,083	$ 7,477

Components:
Allowance for loan losses	$ 6,637	$ 7,083	$ 7,477
Reserve for unfunded commitments (1)	489	--	--

Allowance for Credit Losses	$ 7,126	$ 7,083	$ 7,477

(1)	Effective March 31, 2006 Merchants transferred the portion of the allowance for loan losses related to commercial lending commitments and letters of credit to other liabilities.

The allowance for loan losses is based on management's estimate of the amount required to reflect the inherent losses in the loan portfolio, based on circumstances and conditions at each reporting date. Merchants reviews the adequacy of the allowance for loan losses at least quarterly. Factors considered in evaluating the adequacy of the allowance for loan losses include previous loss experience, current economic conditions and their effect on the borrowers, the performance of individual loans in relation to contract terms and estimated fair values of properties to be foreclosed. The method used in determining the amount of the allowance for loan losses is not based on maintaining a specific percentage of allowance for loan losses to total loans or total NPA. Rather, the methodology is a comprehensive analytical process of assessing the credit risk inherent in the loan portfolio. This assessment incorporates a broad range of factors, which indicate both general and specific credit risk, as well as a consistent methodology for quantifying probable credit losses.

Losses are charged against the allowance for loan losses when management believes that the collectibility of principal is doubtful. To the extent management determines the level of anticipated losses in the portfolio has significantly increased or diminished, the allowance for loan losses is adjusted through current earnings. As part of Merchants' analysis of specific credit risk, detailed and extensive reviews are performed on larger credits and problematic credits identified on the watched asset list, nonperforming asset listings and internal credit rating reports. An outside loan review firm examines portions of Merchants' commercial loan portfolio three times per year. Over the course of the year, approximately 70% of commercial loan balances are reviewed, including all relationships over $1.0 million and criticized and classified loans over $500 thousand. Issues addressed by the loan review process include the accuracy of Merchants' internal risk ratings system, loan quality, and adequacy of the allowance for loan losses.

Loans deemed impaired at March 31, 2006 totaled $1.43 million and are included as nonaccrual loans in the table on page 13.


The allowance for credit losses reflects management's current strategies and efforts to maintain the allowance for credit losses at a level adequate to provide for loan losses based on an evaluation of known and inherent risks in the loan portfolio, as well as the potential risk from unfunded loan commitments and letters of credit. Among the factors that management considers in establishing the level of the allowance for credit losses are overall findings from an analysis of individual loans, the overall risk characteristics and size of the loan portfolio, past credit loss history, management's assessment of current economic and real estate market conditions and estimates of the current value of the underlying collateral. Management considered the balance of the allowance for credit losses adequate at March 31, 2006.

The following table reflects Merchants' nonperforming asset and coverage ratios as of the dates indicated:

	March 31, 2006	December 31, 2005	March 31, 2005

NPL to total loans	0.30%	0.39%	0.64%
NPA to total loans plus OREO	0.35%	0.39%	0.64%
Allowance for loan losses
to total loans	1.07%	1.17%	1.28%
Allowance for credit losses
to total loans	1.15%	1.17%	1.28%
Allowance for loan losses to NPL	354%	300%	201%
Allowance for loan losses to NPA	303%	300%	201%

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

Market Risk

Market risk is defined as the risk of loss in a financial instrument arising from adverse changes in market rates and prices such as interest rates, foreign currency exchange rates, commodity prices, and equity prices. Merchants' primary market risk exposure is interest rate risk. An important component of Merchants' asset and liability management process is the ongoing monitoring and management of this risk, which is governed by established policies that are reviewed and approved annually by Merchants' Board of Directors. The Board of Directors delegates responsibility for carrying out the asset and liability management policies to the ALCO. In this capacity the ALCO develops guidelines and strategies impacting Merchants' asset and liability management related activities based upon estimated market risk sensitivity, policy limits and overall market interest rate levels and trends. Merchants has an outside investment advisory firm which provides assistance in identifying opportunities for increased yield without significantly increasing risk in the investment portfolio.

Interest Rate Risk

The ALCO is responsible for evaluating and managing the interest rate risk which arises naturally from imbalances in repricing, maturity and cash flow characteristics of Merchants' assets and liabilities. The ALCO is responsible for ensuring that the Board of Directors receives accurate information regarding Merchants' interest rate risk position at least quarterly. The ALCO uses an outside consultant to perform rate shocks of Merchants' balance sheet, and to perform a variety of other analyses. The consultant's most recent review was as of February 28, 2006. At that time Merchants' one-year gap position was a $185.74 million liability-sensitive position compared to a $137.23 million liability-sensitive position at the end of 2005.

The consultant ran a simulation assuming no changes in rates or balance sheet mix. Assuming interest rates and the Bank's balance sheet and mix remain similar to February 28th, net interest income is projected to trend gradually upward from

February 2006 levels during the simulation period as replacement asset yields increase sufficiently to offset funding rate increases.

Merchants' consultant also modeled a 200 basis point rising and falling interest rate scenario at the February 28, 2006 review. The model assumes a parallel and pro rata shift of the yield curve over a one-year period and assumes no changes or growth in the balance sheet. At the February 28, 2006 review the change in net interest income for the next twelve months from Merchants' expected or "most likely" forecast was as follows:

Percent Change in
Rate Change	Net Interest Income

Up 200 basis points	(2.79)%
Down 200 basis points	1.03%

Merchants liability sensitivity is evident in the results of the rising rate scenario. In a rising rate environment net interest income trends downward as funding costs initially rise more quickly than asset yields. This trend is expected to begin to reverse in year two as asset yield improvements outpace slowing funding rate increases. Net interest income levels are projected to rise during the first year in a falling rate scenario as short-term borrowings drive funding costs lower more quickly than asset yields. This trend is projected to begin to reverse in the second year as funding costs stabilize while asset yields continue to cycle downward. The degree to which this exposure materializes will depend, in part, on Merchants' ability to manage deposit rates as interest rates rise or fall.

The analysis discussed above includes no growth assumptions. Merchants' consultant ran additional simulations, which modeled a downward movement in rates with a steepening yield curve and a simulation using Merchants' current growth assumptions. The growth model showed that margin dollars increase in both rising and falling rate environments as Merchants continues to grow its balance sheet. Falling rates, accompanied by a yield curve that steepens in the short end, resulted in net interest income increases over the entire five-year simulation period. These types of dynamic analyses give the ALCO a more thorough understanding of how Merchants' balance sheet will perform in a variety of rate environments.

The preceding sensitivity analysis does not represent Merchants' forecast and should not be relied upon as indicative of expected operating results. These estimates are based upon numerous assumptions, including without limitation: the nature and timing of interest rate levels including yield curve shape, prepayments on loans and securities, deposit run-off rates, pricing decisions on loans and deposits and reinvestment/replacement of asset and liability cash flows, among others. While assumptions are developed based upon current economic and local market conditions, Merchants cannot make any assurances as to the predictive nature of these assumptions, including how customer preferences or competitor influences might change.

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

Merchants periodically, if deemed appropriate, uses interest rate swaps, floors and caps, which are common derivative financial instruments, to hedge its interest rate risk position. Merchants' Board of Directors has approved hedging policy statements governing Merchants' use of these instruments. As of March 31, 2006 Merchants had no derivative instruments. The risks associated with entering into such transactions are the risk of default from the counterparty with whom Merchants has entered into agreement and a poor correlation between the item being hedged and the derivative instrument. Merchants' risk from default of a counterparty is limited to the expected cash flow anticipated from the counterparty, not the notional value.

Credit Risk

Merchants' Board of Directors reviews and approves Merchants' loan policy on an annual basis. Among other things, the loan policy establishes restrictions regarding the types of loans that may be granted, and the distribution of loan types within Merchants' portfolio. Merchants' Board of Directors grants each loan officer the authority to originate loans on behalf of Merchants, subject to certain limitations. These authorized lending limits are reviewed at least annually and are based upon the lender's knowledge and experience. Loan requests that exceed a lender's authority require the signature of Merchants' credit division manager, senior loan officer, and/or president. All extensions of credit of $2.5 million or greater to any one borrower or related party interest, are reviewed and approved by the Loan Committee of Merchants' Board of Directors. Merchants' loan portfolio is continuously monitored for performance, creditworthiness and strength of documentation through the use of a variety of management reports and with the assistance of an external loan review firm. Credit ratings are assigned to commercial loans and are routinely reviewed. Loan officers or the loan workout function take remedial actions to assure full and timely payment of loan balances when necessary. Merchants' policy is to discontinue the accrual of interest on loans when scheduled payments become contractually past due 90 or more days and the ultimate collectibility of principal or interest becomes doubtful.

Item 4. Controls and Procedures

The principal executive officer, principal financial officer, and other members of senior management of Merchants have evaluated the disclosure controls and procedures of Merchants as of the end of the period covered by this quarterly report. Based on this evaluation, Merchants' principal executive officer and principal financial officer have concluded that the disclosure controls and procedures effectively ensure that information required to be disclosed in Merchants' filings and submissions with the Securities and Exchange Commission under the Exchange Act, is accumulated and communicated to Merchants' management (including the principal executive officer and principal financial officer) and is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. In addition, Merchants has reviewed its internal controls over financial reporting and there have been no significant changes in its internal controls that have materially affected, or are reasonably likely to material affect, those controls during the quarter ended March 31, 2006.

MERCHANTS BANCSHARES, INC.
PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities by the Issuer

			(c) Total Number	(d) Maximum
			of Shares	Number of Shares
			Purchased as Part	that May Yet Be
	a) Total Number	(b) Average	of Publicly	Purchased Under
	of Shares	Price Paid per	Announced Plans	the Plans or
Period	Purchased	Share	or Programs	Programs

January 1 through January 31	-	$ -	-	197,894
February 1 through February 28	14,600	$24.43	14,600	183,294
March 1 through March 31	7,300	$24.38	7,300	175,994

Total	21,900	$24.41	21,900	-

In October of 2005 Merchants' Board of Directors approved a stock repurchase program, pursuant to which Merchants may repurchase 200,000 shares of its stock from time to time through October 2006. Under the plan, Merchants has purchased 21,900 shares of its own common stock on the open market, at an average per share price of $24.41 through March 31, 2006.

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

Merchants Bancshares, Inc.

/s/ Joseph L. Boutin

Joseph L. Boutin
President & Chief Executive Officer

/s/ Janet P. Spitler

Janet P. Spitler
Chief Financial Officer & Treasurer

May 1, 2006

Date
