Form 10-Q
period 2006-06-30
MERCHANTS BANCSHARES INC
filed 2006-08-01
CIK 726517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2006

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	0-11595

Merchants Bancshares, Inc.

(Exact name of registrant as specified in its charter)

Delaware	03-0287342

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

275 Kennedy Drive, South Burlington, Vermont	05403

(Address of principal executive offices)	(Zip Code)

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
[ ] Yes [X] No

As of July 26, 2006, there were 6,263,952 shares of the registrant's Common stock, par value $0.01 per share, outstanding.

MERCHANTS BANCSHARES, INC.
FORM 10-Q
TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.	Interim Consolidated Financial Statements (Unaudited)
	Consolidated Balance Sheets
	June 30, 2006 and December 31, 2005	1
	Consolidated Statements of Income
	For the three and six months ended June 30, 2006 and 2005	2
	Consolidated Statements of Comprehensive Income
	For the three and six months ended June 30, 2006 and 2005	3
	Consolidated Statements of Cash Flows
	For the six months ended June 30, 2006 and 2005	4
	Notes to Interim Consolidated Financial Statements	5 - 8
Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	8 - 18
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	18 - 20
Item 4.	Controls and Procedures	20

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	21
Item 1A.	Risk Factors	21
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3.	Defaults upon Senior Securities	21
Item 4.	Submission of Matters to a Vote of Security Holders	21
Item 5.	Other Information	21
Item 6.	Exhibits	22
Signatures		23
Exhibits

MERCHANTS BANCSHARES, INC.
PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

Merchants Bancshares, Inc.
Consolidated Balance Sheets

			June 30,	December 31,
	(In thousands except share data)		2006	2005

	ASSETS		(unaudited)
	Cash and due from banks		$41,535	$45,214
	Investments:
	Securities available for sale		386,755	382,797
	Securities held to maturity (fair value of $6,674 and $8,001)		6,526	7,663

	Total investments		393,281	390,460

	Loans		650,431	605,926
	Less: Allowance for loan losses		6,688	7,083

	Net loans		643,743	598,843

	Federal Home Loan Bank stock		8,152	8,896
	Bank premises and equipment, net		12,033	12,145
	Investment in real estate limited partnerships		9,646	9,361
	Other real estate owned		312	--
	Other assets		10,772	10,317

	Total assets		$1,119,474	$1,075,236

	LIABILITIES
	Deposits:
	Demand deposits		$119,134	$124,292
	Savings, NOW and money market accounts		490,137	479,955
	Time deposits $100 thousand and greater		72,467	64,006
	Other time deposits		203,539	186,323

	Total deposits		885,277	854,576

	Demand note due U.S. Treasury		369	2,988
	Other short-term borrowings		20,000	50,000
	Other liabilities		5,423	4,892
	Long-term debt		53,394	55,764
	Securities sold under agreement to repurchase		70,455	20,000
	Junior subordinated debentures issued to unconsolidated subsidiary trust		20,619	20,619

	Total liabilities		1,055,537	1,008,839

	Commitments and contingencies (Note 6)
	SHAREHOLDERS' EQUITY
	Preferred stock Class A non-voting
	Shares authorized - 200,000, none outstanding		--	--
	Preferred stock Class B voting
	Shares authorized - 1,500,000, none outstanding		--	--
	Common stock, $.01 par value		67	67
	Shares authorized	10,000,000
Issued	As of June 30, 2006	6,651,760
	As of December 31, 2005	6,651,760
Outstanding	As of June 30, 2006	5,951,268
	As of December 31, 2005	5,976,287
	Capital in excess of par value		37,459	37,328
	Retained earnings		45,828	43,965
	Treasury stock, at cost		(14,805)	(13,733)
	As of June 30, 2006	700,492
	As of December 31, 2005	675,473
	Deferred compensation arrangements		5,425	5,414
	Accumulated other comprehensive loss		(10,037)	(6,644)

	Total shareholders' equity		63,937	66,397

	Total liabilities and shareholders' equity		$1,119,474	$1,075,236

See accompanying notes to interim consolidated financial statements

Merchants Bancshares, Inc.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands except per share data)	2006	2005	2006	2005

INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$10,633	$9,030	$20,538	$17,586
Interest and dividends on investments
U.S. Treasury and Agency obligations	2,044	1,696	3,964	3,376
Other	2,602	2,559	5,312	5,101

Total interest and dividend income	15,279	13,285	29,814	26,063

INTEREST EXPENSE
Savings, NOW and money market accounts	1,320	962	2,567	1,742
Time deposits $100 thousand and greater	499	241	975	423
Other time deposits	1,690	869	3,060	1,558
Other borrowed funds	1,421	365	2,482	716
Long-term debt	893	926	1,645	1,688

Total interest expense	5,823	3,363	10,729	6,127

Net interest income	9,456	9,922	19,085	19,936
Provision for loan losses	--	--	--	--

Net interest income after provision for loan losses	9,456	9,922	19,085	19,936

NONINTEREST INCOME
Trust company income	434	414	892	835
Service charges on deposits	1,234	1,126	2,347	2,202
Gains on sales of investment securities, net	--	23	--	84
Equity in losses of real estate limited partnerships, net	(424)	(420)	(847)	(850)
Other	813	740	1,531	1,366

Total noninterest income	2,057	1,883	3,923	3,637

NONINTEREST EXPENSE
Salaries and wages	3,020	3,106	6,030	6,079
Employee benefits	1,038	910	2,096	1,943
Occupancy expense, net	792	757	1,584	1,573
Equipment expense	726	806	1,432	1,608
Legal and professional fees	578	472	1,115	897
Marketing	359	226	699	574
State franchise taxes	247	242	486	474
Other	1,280	1,295	2,540	2,622

Total noninterest expense	8,040	7,814	15,982	15,770

Income before provision for income taxes	3,473	3,991	7,026	7,803
Provision for income taxes	802	934	1,633	1,846

NET INCOME	$2,671	$3,057	$5,393	$5,957

Basic earnings per common share	$0.42	$0.48	$0.85	$0.94
Diluted earnings per common share	$0.42	$0.48	$0.85	$0.94

See accompanying notes to interim consolidated financial statements

Merchants Bancshares, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2006	2005	2006	2005

Net income	$2,671	$3,057	$5,393	$5,957
Change in net unrealized loss on securities
available for sale, net of taxes of $(684), $1,139, $(1,828) and $(624)	(1,270)	2,115	(3,393)	(1,159)
Reclassification adjustments for net securities gains
included in net income, net of taxes of $0, $(8), $0 and $(29)	-	(15)	-	(55)

Comprehensive income before transfers	1,401	5,157	2,000	4,743
Impact of transfer of securities from available for sale
to held to maturity, net of taxes of $0, $(1), $0 and $(2)	--	(2)	--	(4)

Comprehensive income	$1,401	$5,155	$2,000	$4,739

See accompanying notes to interim consolidated financial statements

Merchants Bancshares, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

For the three months ended June 30,	2006	2005

(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,393	$5,957
Adjustments to reconcile net income to net cash provided by
Operating activities:
Depreciation and amortization	2,215	2,950
Net gains on sales of investment securities	--	(84)
Net losses on disposition of premises and equipment	1	-
Equity in losses of real estate limited partnerships	847	880
Changes in assets and liabilities:
Increase in interest receivable	(156)	(9)
Decrease in other assets	1,359	652
(Decrease) increase in interest payable	(56)	109
Increase in other liabilities	98	1,031

Net cash provided by operating activities	9,701	11,486

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investment securities available for sale	--	10,656
Proceeds from maturities of investment securities available for sale	40,860	46,102
Proceeds from maturities of investment securities held to maturity	1,140	1,792
Proceeds from sale of Federal Home Loan Bank stock	1,206	0
Purchases of investment securities available for sale	(51,047)	(69,596)
Loan originations in excess of principal payments	(44,717)	(10,858)
Purchases of Federal Home Loan Bank stock	(462)	(1,349)
Investments in real estate limited partnerships	(1,132)	(1,851)
Purchases of bank premises and equipment	(936)	(786)

Net cash used in investing activities	(55,088)	(25,890)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	30,701	3,778
Net decrease in short-term borrowings	(32,619)	(15,417)
Proceeds from long-term debt	18,000	45,000
Net increase in securities sold under agreement to repurchase	50,455	-
Principal payments on long-term debt	(20,370)	(18,163)
Cash dividends paid	(3,114)	(3,032)
Purchases of treasury stock	(1,647)	(3,783)
Sale of treasury stock	6	2,940
Increase (decrease) in deferred compensation arrangements	122	(85)
Proceeds from exercise of stock options	71	75
Tax benefit from exercise of stock options	103	270

Net cash provided by financing activities	41,708	11,583

Decrease in cash and cash equivalents	(3,679)	(2,821)
Cash and cash equivalents beginning of year	45,214	40,325

Cash and cash equivalents end of period	$41,535	$37,504

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Total interest payments	$4,963	$5,428
Total income tax payments	1,572	500
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES
Distribution of stock under deferred compensation arrangements	$412	$493
Distribution of treasury stock in lieu of cash dividend	416	395
Transfer of loans to other real estate owned	312	-

See accompanying notes to interim consolidated financial statements

Notes To Interim Consolidated Financial Statements

See Merchants Bancshares, Inc. ("Merchants") 2005 Annual Report on Form 10-K for additional information.

Note 1: Financial Statement Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. All adjustments necessary for a fair presentation of the interim consolidated financial statements of Merchants as of June 30, 2006, and for the three and six months ended June 30, 2006 and 2005, have been included. The information was prepared from the unaudited financial statements of Merchants and its subsidiaries, Merchants Bank, Merchants Trust Company, Merchants Properties, Inc. and MBVT Statutory Trust I.

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

On January 1, 2006, Merchants adopted the provisions of FASB's revised statement No. 123 ("FAS 123R"), "Share-Based Payment," using a modified prospective application. Based on the fact that Merchants has not granted options since August 2001, and all options previously granted have vested, the adoption of FAS 123R did not have any impact on Merchants' financial position or results of operations. However, Merchants may grant stock options in the future.

The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model. Under SFAS No. 123R, Merchants' net income and earnings per share for the three and six month periods ended June 30, 2006 and 2005 would have been the same as the amounts reported in the accompanying interim consolidated financial statements as all options are already vested. Pro forma compensation expense for options granted is reflected over the vesting period; therefore, future pro forma compensation expense may be greater if additional options are granted. A summary of option activity as of June 30, 2006, and changes during the six months then ended is presented below:

			Weighted
		Weighted	Average
	Number Of	Average	Remaining	Aggregate
	Shares	Exercise	Contractual	Intrinsic Value
Options	(in thousands)	Price	Term (years)	(in thousands)

Outstanding at January 1, 2006	204	$17.96	--	--
Granted	--	--	--	--
Exercised	33	15.00	--	--
Forfeited or expired	--	--	--	--

Outstanding at June 30, 2006	171	$18.52	2.4	$964

Exercisable at June 30, 2006	171	$18.52	2.4	$964

The total intrinsic value of options exercised during the six months ended June 30, 2006 and 2005, was $293 thousand and $772 thousand, respectively.

Note 3: Earnings Per Share
The following tables present reconciliations of the calculations of basic and diluted earnings per common share for the periods indicated:

		Weighted
	Net	Average	Per Share
(In thousands except share and per share data)	Income	Shares	Amount

	Three months ended June 30, 2006
Basic earnings per common share:
Net income available to common
shareholders	$2,671	6,289,468	$0.42
Diluted earnings per common share:
Effect of dilutive stock options	--	25,736	--
Net income available to common
shareholders and stock option exercise	2,671	6,315,204	0.42

	Three months ended June 30, 2005
Basic earnings per common share:
Net income available to common
shareholders	$3,057	6,316,227	$0.48
Diluted earnings per common share:
Effect of dilutive stock options	--	42,279	--
Net income available to common
shareholders and stock option exercise	3,057	6,358,506	0.48

	Six months ended June 30, 2006
Basic earnings per common share:
Net income available to common
shareholders	$5,393	6,295,759	$0.85
Diluted earnings per common share:
Effect of dilutive stock options	--	25,825	--
Net income available to common
shareholders and stock option exercise	5,393	6,321,584	0.85

	Six months ended June 30, 2005
Basic earnings per common share:
Net income available to common
shareholders	$5,957	6,322,872	$0.94
Diluted earnings per common share:
Effect of dilutive stock options	--	43,270	--
Net income available to common
shareholders and stock option exercise	5,957	6,366,142	0.94

Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding for the three and six month periods ended June 30, 2006 and 2005. As of June 30, 2006 and 2005, there were no anti-dilutive stock options outstanding.

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

The following table summarizes the components of net periodic benefit costs for the periods indicated:

	Pension Benefits

	Three months		Six months
	ended June 30,		ended June 30,
(In thousands)	2006	2005	2006	2005

Interest cost	$115	$112	$230	$224
Expected return on Plan assets	(127)	(140)	(254)	(280)
Amortization of net loss	81	38	162	76

Net periodic benefit cost	$69	$10	$138	$20

No contributions have been made to the pension plan during 2006 to date. Merchants has no required contribution for 2006.

Note 5: Stock Repurchase Program

In October 2005 Merchants' Board of Directors approved a stock repurchase program, pursuant to which Merchants may repurchase 200,000 shares of its common stock from time to time through October 2006. Merchants has purchased 70,006 shares of its common stock on the open market under the plan, at an average per share price of $24.25, of which 67,900 shares were purchased during the first six months of 2006.

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

Merchants does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are conditional commitments issued by Merchants to guarantee the performance of a customer to a third party. Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit totaled approximately $6.13 million at June 30, 2006 and represent the maximum potential future payments Merchants could be required to make. Typically, these instruments have terms of 12 months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit for on balance sheet instruments. Merchants' policies governing loan collateral apply to standby letters of credit at the time of credit extension. Loan-to-value ratios are generally consistent with loan-to-value requirements for other commercial loans secured by similar types of collateral. The fair value of Merchants' standby letters of credit at June 30, 2006 was insignificant.

Merchants is involved in routine legal proceedings that occur in the ordinary course of business, which, in the aggregate, are believed by management to be immaterial to its financial condition and results of operations.

Note 7: Reclassifications
Amounts reported for prior periods are reclassified, where necessary, to be consistent with the current period presentation.

Note 8: Accounting Pronouncements

In July 2006 the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standards Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes." FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. Merchants is currently analyzing the potential effects of FIN 48.


In March 2006, the FASB also issued Statement of Financial Accounting Standards No. 156 ("SFAS 156"), "Accounting for Servicing of Financial Assets." This statement amends Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS 156 requires companies to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract. The statement permits a company to choose either the amortized cost method or fair value measurement method for each class of separately recognized servicing assets. This statement is effective as of the beginning of a company's first fiscal year after September 15, 2006. Merchants is in the process of analyzing the impact of SFAS 156.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

Except for the historical information contained herein, this Quarterly Report on Form 10-Q of Merchants may contain forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Investors are cautioned that forward looking statements are inherently uncertain. Actual performance and results of operations may differ materially from those projected or suggested in the forward looking statements due to certain risks and uncertainties, including, without limitation:

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

(iv)

the fact that at June 30, 2006, approximately 52% of Merchants' loan portfolio was comprised of commercial real estate loans, exposing Merchants to the risks inherent in financings based upon analyses of credit risk, the value of underlying collateral, including real estate, and other more intangible factors, which are considered in making commercial loans;

(v)

the fact that at June 30, 2006, approximately 87% of Merchants' loan portfolio was comprised of residential real estate and commercial real estate loans, exposing Merchants to the risks inherent in financings based upon analyses of credit risk and the value of underlying collateral. Accordingly, Merchants' profitability may be negatively impacted by errors in risk analyses, by loan defaults, and the ability of certain borrowers to repay such loans may be adversely affected by any downturn in general economic conditions;

(vi)

the fact that acts or threats of terrorism and actions taken by the United States or other governments as a result of such acts or threats, including possible military action, could further adversely affect business and economic conditions in the United States generally and in Merchants' markets, which could adversely affect Merchants' financial performance, that of Merchants' borrowers, the financial markets and the price of Merchants' common stock;

(vii)

the fact that changes in the extensive laws, regulations and policies governing bank holding companies and their subsidiaries could alter Merchants' business environment or affect Merchants' operations, including proposed increases in FDIC insurance premiums;

(viii)

the fact that the potential need to adapt to industry changes in information technology systems, on which Merchants is highly dependent to secure bank and customer financial information, could present operational issues, require significant capital spending or impact Merchants' reputation; and

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

General

All adjustments necessary for a fair presentation of the interim consolidated financial statements of Merchants as of June 30, 2006, and for the three and six months ended June 30, 2006 and 2005, have been included. The information was prepared from the unaudited financial statements of Merchants and its subsidiaries, Merchants Bank, Merchants Trust Company, Merchants Properties, Inc. and MBVT Statutory Trust I.

Results of Operations
Overview

Net income for the second quarter of 2006 was $2.67 million, and was $5.39 million for the first six months of 2006, compared to net income of $3.06 million for the second quarter and $5.96 million for the first six months of 2005. The return on average assets and return on average equity for the second quarter of 2006 were 0.96% and 16.62%, respectively, compared to 1.15% and 18.89%, respectively, for the second quarter of 2005. The return on average assets and return on average equity for the first six months of 2006 were 0.98% and 16.55%, respectively, compared to 1.13% and 18.29% for the first six months of 2005. The following were the major factors contributing to the results for the first six months of 2006 compared to the first six months of 2005:

*

The decrease in net income was primarily driven by a decrease in net interest income, which decreased $466 thousand for the second quarter of 2006 compared to 2005, and $851 thousand for the first six months of 2006 compared to 2005, reflecting continued margin compression;

*

Noninterest income increased $174 thousand for the second quarter of 2006 compared to 2005, and $286 thousand for the first half of 2006 compared to 2005. Merchants experienced increases in both its overdraft fee income and in fees generated by electronic banking;

* Average quarterly loans increased $49.26 million, or 8.3%, over the second quarter of 2005;

* Average quarterly deposits increased $13.49 million, or 1.6%, over the second quarter of 2005.

Net Interest Income

Merchants' net interest income decreased $466 thousand for the second quarter of 2006 compared to 2005 and $851 thousand for the first six months of 2006 compared to 2005. This decrease is attributable to several factors. Merchants' liability sensitivity increased over the past year while short-term interest rates continued to climb and the yield curve flattened further, leading to additional margin compression. Merchants' combined commercial mortgage and commercial loan portfolio continued to shift from variable rate to fixed rate as customers locked in their rates in the current flat yield curve environment. Additionally, out of Merchants' approximately $180 million in variable rate commercial mortgage and commercial loans, $102 million have interest rate caps and $69 million have hit those caps. These factors have mitigated Merchants' ability to take advantage of increases in the prime rate over the past year. At the same time, as shown in the table on pages 12-13, Merchants' deposits have shifted from lower cost savings, NOW and money market accounts to higher rate time deposits as Merchants has responded to competitive pressures by offering higher rate time deposit and CD specials instead of making even greater changes in money market account rates. Merchants' short-term borrowing position consists primarily of borrowings from the Federal Home Loan Bank of Boston ("FHLB"). Increases in rates on these borrowings mirror movements in the federal funds rate, and the average cost of this funding source has increased 190 basis points over the past year. Merchants' net interest income was also negatively impacted by a change in the dividend policy at the FHLB. In response to new proposed regulations by the Federal Housing Finance board, the FHLB changed its dividend declaration schedule such that the dividend for the second quarter, which historically has been declared in June, is scheduled to be declared in August and paid in September; as a result, $108 thousand in dividend income that would have been recognized during the second quarter of 2006 was not recognized during the quarter, negatively impacting the net interest margin for the quarter by approximately four basis points. Although the FHLB has announced that it anticipates "grossing up" the


dividend to include both the second and third quarters, there is no guarantee that a dividend will be declared and paid, or that it will cover two quarters. The combination of these factors, along with the flat to inverted yield curve environment, has resulted in decreased net interest income in spite of overall balance sheet growth.

Merchants is working to mitigate the effect of the current interest rate environment by taking advantage of alternative funding sources, and has rolled out a new cash management sweep product utilizing a repurchase agreement arrangement at a lower cost of funds than other short term borrowing alternatives. Balances in this product are now in excess of $50 million. Merchants continues to evaluate other lower cost funding sources.

The following table attributes changes in Merchants' net interest income (on a fully taxable equivalent basis) to changes in either average balances or average rates for the three and six months ended June 30, 2006. Changes due to both interest rate and volume have been allocated to change due to balance and change due to rate in proportion to the relationship of the absolute dollar amounts of the change in each:

Analysis of Changes in Fully Taxable Equivalent Net Interest Income

Three Months Ended June 30, 2006

				Due to
			Increase
(In thousands)	2006	2005	(Decrease)	Volume	Rate

Fully Taxable Equivalent Interest Income:
Loans	$10,639	$9,035	$1,604	$787	$817
Investments	4,645	4,255	390	90	300
Federal Funds Sold, Securities Sold Under
Agreements to Repurchase and Interest
Bearing Deposits with Banks	1	---	1	---	1

Total Interest Income	15,285	13,290	1,995	877	1,118

Less Interest Expense:
Savings, Money Market & NOW Accounts	1,320	962	358	(85)	443
Time Deposits	2,188	1,110	1,078	396	682
Short-term Borrowings	947	365	582	289	293
Long-term Debt	596	628	(32)	(163)	131
Securities sold under agreement to repurchase	474	---	474	237	237
Junior Subordinated debt	298	298	---	---	---

Total Interest Expense	5,823	3,363	2,460	674	1,786

Net Interest Income	$9,462	$9,927	$(465)	$203	$(668)

Six Months Ended June 30, 2006

			Increase	Due to

(In thousands)	2006	2005	(Decrease)	Volume	Rate

Fully Taxable Equivalent Interest Income:
Loans	$20,549	$17,597	$2,952	$1,246	$1,706
Investments	9,273	8,476	797	176	621
Federal Funds Sold, Securities Sold Under
Agreements to Repurchase and Interest
Bearing Deposits with Banks	3	1	2	1	1

Total Interest Income	29,825	26,074	3,751	1,423	2,328

Less Interest Expense:
Savings, Money Market & NOW Accounts	2,567	1,742	825	(151)	975
Time Deposits	4,034	1,981	2,053	734	1,319
Short-term Borrowings	1,759	716	1,043	454	589
Long-term Debt	1,050	1,093	(43)	(258)	216
Securities sold under agreement to repurchase	724	---	724	362	362
Junior Subordinated debt	595	595	---	---	---

Total Interest Expense	10,729	6,127	4,602	1,141	3,461

Net Interest Income	$19,096	$19,947	$(851)	$282	$(1,133)

The following tables set forth certain information regarding net interest margin for the three and six months ended June 30, 2006 and 2005. For the periods indicated, the total dollar amount of interest income from average earning assets and the resultant yields, as well as the interest expense on average interest bearing liabilities, are expressed both in dollars and rates, and on a tax equivalent basis.

Merchants Bancshares, Inc.
Average Balance Sheets and Average Rates
(Unaudited)

Three Months Ended

June 30, 2006				June 30, 2005

		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
(In thousands, fully taxable equivalent)	Balance	Expense	Rate	Balance	Expense	Rate

ASSETS:
Loans, including fees on loans (1)	$639,655	$10,639	6.67%	$590,400	$9,035	6.14%
Taxable investments	415,353	4,645	4.49%	406,871	4,255	4.19%
Federal funds sold, securities purchased under
agreements to resell and interest bearing
deposits with banks	121	1	2.88%	55	0	0.00%

Total interest earning assets	1,055,129	$15,285	5.81%	997,326	$13,290	5.35%

Allowance for loan losses	(6,669)			(7,505)
Cash and due from banks	34,438			37,631
Premises and equipment, net	12,082			12,520
Other assets	20,485			19,328

Total assets	$1,115,465			$1,059,300

LIABILITIES AND SHAREHOLDERS'
EQUITY:
Interest bearing deposits:
Savings, NOW & money market accounts	$466,884	$1,320	1.13%	$516,847	$962	0.75%
Time deposits	269,529	2,188	3.26%	207,298	1,110	2.15%

Total interest bearing deposits	736,413	3,508	1.91%	724,145	2,072	1.15%

Short-term borrowings	75,924	947	5.00%	47,251	365	3.10%
Long-term debt	55,054	596	4.34%	80,066	628	3.15%
Securities sold under agreement to repurchase	38,813	474	4.90%	--	--	0.00%
Junior subordinated debentures issued to
Unconsolidated subsidiary trust	20,619	298	5.77%	20,619	298	5.77%

Total interest bearing liabilities	926,823	$5,823	2.52%	872,081	$3,363	1.55%

Noninterest bearing deposits	116,719			115,494
Other liabilities	7,641			7,006
Shareholders' equity	64,282			64,719

Total liabilities and shareholders' equity	$1,115,465			$1,059,300

Net interest earning assets	$128,306			$125,245

Net interest income (fully taxable equivalent)		$9,462			$9,927

Tax equivalent adjustment		(6)			(5)

Net interest income per book		$9,456			$9,922

Net interest rate spread			3.29%			3.80%

Net interest margin			3.60%			3.99%

(1) Includes principal balance of non-accrual loans and fees on loans.

Merchants Bancshares, Inc.
Average Balance Sheets and Average Rates
(Unaudited)

	Six Months Ended

	June 30, 2006			June 30, 2005

		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
(In thousands, fully taxable equivalent)	Balance	Expense	Rate	Balance	Expense	Rate

ASSETS:
Loans, including fees on loans (1)	$624,353	$20,549	6.64%	$584,524	$17,597	6.07%
Taxable investments	413,659	9,273	4.52%	405,399	8,476	4.22%
Federal funds sold, securities purchased under
agreements to resell and interest bearing
deposits with banks	138	3	3.77%	85	1	2.25%

Total interest earning assets	1,038,150	$29,825	5.79%	990,008	$26,074	5.31%

Allowance for loan losses	(6,888)			(7,512)
Cash and due from banks	35,460			37,589
Premises and equipment, net	12,077			12,589
Other assets	19,928			19,182

Total assets	$1,098,727			$1,051,856

LIABILITIES AND SHAREHOLDERS'
EQUITY:
Interest bearing deposits:
Savings, NOW & Money Market accounts	$468,538	$2,567	1.10%	$517,086	$1,742	0.68%
Time deposits	263,009	4,034	3.09%	200,844	1,981	1.99%

Total interest bearing deposits	731,547	6,601	1.82%	717,930	3,723	1.05%

Short-term borrowings	74,366	1,759	4.77%	49,702	716	2.90%
Long-term debt	53,734	1,050	3.94%	74,440	1,093	2.96%
Securities sold under agreement to repurchase	29,464	724	4.95%	-	-	0.00%
Junior subordinated debentures issued to
Unconsolidated subsidiary trust	20,619	595	5.77%	20,619	595	5.77%

Total interest bearing liabilities	909,730	$10,729	2.38%	862,691	$6,127	1.43%

Noninterest bearing deposits	118,347			115,656
Other liabilities	5,471			8,358
Shareholders' equity	65,179			65,151

Total liabilities and shareholders' equity	$1,098,727			$1,051,856

Net interest earning assets	$128,420			$127,317

Net interest income (fully taxable equivalent)		$19,096			$19,947

Tax equivalent adjustment		(11)			(11)

Net interest income per book		$19,085			$19,936

Net interest rate spread			3.42%			3.88%

Net interest margin			3.71%			4.06%

(1) Includes principal balance of non-accrual loans and fees on loans.


Provision for Loan Losses: No provision for loan losses was recorded during the first six months of 2006 or for the first six months of 2005. Net recoveries during 2006 have totaled $94 thousand compared to a net charge off of $15 thousand for the first six months of 2005. Internally classified loans totaled $16.00 million at June 30, 2006 compared to $14.48 million at December 31, 2005 and $26.34 million at June 30, 2005. The decline since June 30, 2005 is attributable to loan sales in the fourth quarter of 2005, principal paydowns, and upgrades. Loan payoffs and upgrades did not offset the downgrade of several commercial borrowers during the quarter. In early July 2006, a $1.7 million classified relationship paid off, reducing internally classified loans to approximately $14.3 million. All of these factors are taken into consideration during management's quarterly review of the allowance for credit losses which management continues to deem adequate under current market conditions. See the discussion of Nonperforming Assets on pages 16-18 for additional information on the allowance for credit losses.

Noninterest Income: Total noninterest income increased $174 thousand to $2.06 million for the second quarter of 2006 from $1.88 million for the second quarter of 2005, and increased $286 thousand to $3.93 million for the first six months of 2006 from $3.64 million for the first six months of 2005. This increase was primarily driven by increased service charges on deposits which increased $108 thousand to $1.23 million compared to $1.13 million for the second quarter of 2005, and increased to $2.35 million from $2.20 million for the first six months of 2006 compared to the same period in 2005. Merchants' net overdraft fee income, a component of service charges on deposits, continued to trend upward during the first half of 2006 due to higher volumes and a recent price increase. Commercial DDA service charges declined as increases in the earnings credit rate allowed business to offset hard dollar charges. Other noninterest income increased to $813 thousand in the second quarter of 2006 from $740 thousand for the second quarter of 2005, and increased to $1.53 million for the first six months of 2006 compared to $1.37 million for the first six months of 2005. Electronic transactions have continued to increase, leading to increases in net revenue for ATM and debit cards.

Noninterest Expense: Total noninterest expense was $8.04 million for the second quarter of 2006 compared to $7.81 million for the second quarter of 2005, and was $15.98 million for the first six months of 2006 compared to $15.77 million for the first six months of 2005. Salaries and wages decreased slightly for both the quarter and six months ended June 30, 2006 compared to the same periods in 2005. This change was the result of a high number of vacant positions during the first half of 2006, the outsourcing of the item processing function during July of 2005 and decreases in estimated incentive payouts to back office and branch staff as a result of decreased profitability and low deposit growth. These factors helped to offset the effect of normal salary increases. Employee benefits increased 14.1% quarter-over-quarter, and 7.8% year over year, primarily a result of projected increased pension costs for 2006. Legal and professional fees increased $106 thousand to $578 thousand for the second quarter of 2006 compared to the same period in 2005; and increased $218 thousand to $1.12 million for the first six months of 2006 compared to 2005. Legal and professional fees incurred during the first six months of 2006 related to the outsourcing of the item processing function were $355 thousand, which displaced a similar amount of salary and equipment associated expenses.

Merchants started construction of its newest full service branch in Waterbury, VT during the second quarter of this year with occupancy targeted for September 2006. Merchants has started to hire and train the staff for this branch and has incurred a small amount of expense related to this branch in 2006. Annual occupancy, equipment and staff expenses for this location are expected to be approximately $425 thousand per year.

Merchants adopted FAS 123R effective January 1, 2006. As all options have vested as of December 31, 2005, and Merchants has not granted options since 2001, adoption of FAS 123R had no financial statement impact.

Balance Sheet Analysis

Average loans for the second quarter of 2006 were $639.66 million compared to $590.40 million for the second quarter of 2005, and $598.16 million for the fourth quarter of 2005. The second quarter results continued the strong growth exhibited in the first quarter of 2006. Residential and commercial real estate loan growth made up the bulk of the increase since the second quarter of 2005. Merchants continues to meet the competition on pricing to retain strong existing relationships and obtain high quality new business. Success in growing commercial real estate and commercial loans has required a sustained development program. Most of the growth during the first half of 2006 can be attributed to the successful conclusion of several long-term prospecting efforts.

The following table summarizes the components of Merchants' loan portfolio as of June 30, 2006 and December 31, 2005:

(In thousands)	June 30, 2006	December 31, 2005

Commercial, financial and agricultural	$76,159	$71,912
Real estate loans - residential	306,456	293,158
Real estate loans - commercial	236,013	208,049
Real estate loans - construction	25,238	25,942
Installment loans	5,590	6,345
All other loans	975	520

Total loans	$650,431	$605,926

Average deposits for the second quarter of 2006 were $853.13 million compared to $839.64 million for the second quarter of 2005, and $854.59 million for the fourth quarter of 2005. Merchants started to experience more robust deposit growth toward the end of the second quarter of 2006; average balances for the month of June were approximately $9 million higher than for December of 2005. Merchants' deposits generally experience some seasonal declines during the first half of a year, and start to rebound toward the end of the second quarter. Deposits ended the second quarter of 2006 at an artificially high level as one of Merchants' customers made an approximately $20 million deposit on June 30 that was withdrawn shortly after the end of the quarter. Merchants continues to focus on generating low cost transaction accounts with a new packaged offering featuring the historically popular free checking as the anchor product. At the same time, Merchants has responded to competitive pressure by offering competitive rates on a hybrid time deposit. This product has proven to be successful at stemming the potential outflow of core funding within Merchants' money market category. Although average savings, NOW and money market balances have decreased by $18.60 million since December 2005, average time deposit categories have increased by $23.52 million, primarily in this hybrid product.

Merchants' quarter-end investment portfolio has increased $2.82 million since year-end. Because of the current flat to inverted yield curve, and the fact that Merchants supports a portion of its asset growth with borrowings from the FHLB, Merchants has decided not to increase the investment portfolio further at this time, and is using current cash flow from the portfolio to pay down debt instead of reinvesting in the investment portfolio. Although Merchants' total wholesale funding position has increased since year end, the make-up of that position has changed. Merchants has rolled out its new cash management sweep product utilizing a repurchase agreement arrangement priced at a lower cost of funds than other short-term borrowing alternatives. Balances in this product totaled just over $50 million at June 30, 2006, and are included with "Securities sold under agreements to repurchase" on the accompanying balance sheet. As a result of these changes, quarter-end short-term borrowings from the FHLB decreased to $20 million compared to $50 million at December 31, 2005.

In the ordinary course of business, Merchants makes commitments for possible future extensions of credit. On June 30, 2006, Merchants was obligated to fund $6.13 million of standby letters of credit. No losses are anticipated in connection with these commitments.

Income Taxes

Merchants and its subsidiaries are taxed on income by the Internal Revenue Service at the federal level. The State of Vermont levies franchise taxes on banks based upon average deposit levels in lieu of taxing income. Franchise taxes are included in noninterest expenses in the consolidated statements of income. Total income tax expense was $802 thousand for the quarter ended June 30, 2006, and $1.63 million for the first half of the current year; compared to $934 thousand for the quarter ended June 30, 2005 and $1.85 million for the first half of last year. Merchants recognized favorable tax benefits from federal affordable housing tax credits of $413 thousand for the second quarter of 2006, and $825 thousand for the first six months of 2006, compared to $425 thousand for the second quarter of 2005, and $850 thousand for the first six months of 2005. Merchants' statutory tax rate was 35% for all periods. The recognition of affordable housing tax credits is the principal reason for Merchants' effective tax rate of 23.1% and 23.2% for the quarter and six months ended June 30, 2006, and 23.4% and 23.7% for the quarter and six months ended June 30, 2005.

Liquidity and Capital Resources

Merchants' liquidity is monitored by the Asset and Liability Committee of its Board of Directors ("ALCO"), based upon policies approved by Merchants' Board of Directors. For this purpose, liquidity means the ability to generate cash in the most economical way to satisfy loan demand, deposit withdrawal demand, and to fund other business opportunities which require cash. Merchants has an overnight line of credit with the FHLB of $5 million and an estimated additional borrowing capacity with the FHLB of $110 million. Additionally, Merchants has $28 million in available federal funds lines of credit at June 30, 2006 and the ability to borrow through the use of repurchase agreements, collateralized by Merchants' investments, with certain approved counterparties. Merchants' investment portfolio, which is managed by Merchants' ALCO, totaled $393.28 million at June 30, 2006, and is a reliable source of cash flow for Merchants.


In October 2005 Merchants' Board of Directors approved a new stock repurchase program, pursuant to which Merchants may repurchase 200,000 shares of its common stock from time to time through October 2006. Merchants purchased 67,900 shares at an average price of $24.25 during the first half of 2006.

As of June 30, 2006, Merchants exceeded all applicable regulatory capital requirements. The following table represents the actual capital ratios and capital adequacy requirements for Merchants as of June 30, 2006 and 2005:

			For Capital
	Actual		Adequacy Purposes

(In thousands)	Amount (1)	Percent	Amount	Percent

	As of June 30, 2006
Tier 1 leverage capital	$91,551	8.21%	$44,602	4.00%
Tier 1 risk-based capital	91,551	12.64%	28,965	4.00%
Total risk-based capital	98,728	13.63%	57,930	8.00%

	As of June 30, 2005
Tier 1 leverage capital	$86,690	8.19%	$42,342	4.00%
Tier 1 risk-based capital	86,690	12.70%	27,298	4.00%
Total risk-based capital	94,187	13.80%	54,596	8.00%

(1) Amounts include $20 million in trust preferred securities issued in December 2004. These hybrid securities qualify as regulatory capital up to certain limits.

Nonperforming Assets and the Allowance for Credit Losses

Stringent credit quality is a major strategic focus of Merchants. Although Merchants has been successful to date in minimizing its problem assets, Merchants cannot assure that problem assets will remain at current levels, particularly in light of current or future economic conditions. There is also no assurance that Merchants will not need to increase the allowance for credit losses in the future.

The following table summarizes Merchants' nonperforming assets at the dates indicated:

(In thousands)	June 30, 2006	March 31, 2006	December 31, 2005	June 30, 2005

Nonaccrual loans	$ 1,770	$ 1,797	$ 2,284	$ 3,416
Loans past due 90 days or more and
still accruing interest	--	--	--	100
Restructured loans	96	79	80	81

Total nonperforming loans ("NPL")	$ 1,866	$ 1,876	$ 2,364	3,597
Other Real Estate Owned ("OREO")	312	312	--	--

Total nonperforming assets ("NPA")	$ 2,178	$ 2,188	$ 2,364	$ 3,597

The level of nonperforming assets declined by $186 thousand during the second quarter of 2006 from December 31, 2005.


The allowance for credit losses comprises the allowance for loan losses and the reserve for unfunded credit commitments. The following table summarizes year-to-date activity in Merchants' allowance for credit losses through the dates indicated:

(In thousands)	June 30, 2006	March 31, 2006	December 31, 2005	June 30, 2005

Balance, beginning of year	$ 7,083	$ 7,083	$ 7,512	$ 7,512
Charge-offs :
Commercial, lease financing
and all other	(2)	(2)	(336)	(102)
Real estate - construction	--	--	--	--
Real estate - commercial	--	--	--	--
Real estate - mortgage	--	--	(339)	(1)
Installment and other consumer	(3)	(3)	(18)	(17)

Total charge-offs	(5)	(5)	(693)	(120)

Recoveries:
Commercial, lease financing
and all other	97	47	144	57
Real estate - commercial	--	--	--	30
Real estate - mortgage	0	--	115	16
Installment and other consumer	2	1	5	2

Total recoveries	99	48	264	105

Net recoveries (charge-offs)	94	43	(429)	(15)

Provision for loan losses	--	--	--	--

Balance end of period	$ 7,177	$ 7,126	$ 7,083	$ 7,497

Components:
Allowance for loan losses	$ 6,688	$ 6,637	$ 7,083
Reserve for unfunded commitments (1)	489	489	--

Allowance for Credit Losses	$ 7,177	$ 7,126	$ 7,083

(1)	Effective March 31, 2006 Merchants transferred the portion of the allowance for loan losses related to commercial lending commitments and letters of credit to other liabilities.

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

Loans deemed impaired at June 30, 2006 totaled $1.69 million.

The allowance for credit losses reflects management's current strategies and efforts to maintain the allowance for credit losses at a level adequate to provide for losses based on an evaluation of known and inherent risks in the loan portfolio, as well as the potential risk from unfunded loan commitments and letters of credit. Among the factors that management considers in establishing the level of the allowance for credit losses are overall findings from an analysis of individual


loans, the overall risk characteristics and size of the loan portfolio, past credit loss history, management's assessment of current economic and real estate market conditions and estimates of the current value of the underlying collateral. Management considered the balance of the allowance for credit losses adequate at June 30, 2006.

The following table reflects Merchants' nonperforming asset and coverage ratios as of the dates indicated:

	June 30, 2006	March 31, 2006	December 31, 2005	June 30, 2005

NPL to total loans	0.29%	0.30%	0.39%	0.60%
NPA to total loans plus OREO	0.33%	0.35%	0.39%	0.60%
Allowance for loan losses
to total loans	1.03%	1.07%	1.17%	1.26%
Allowance for credit losses
to total loans	1.10%	1.15%	1.17%	1.26%
Allowance for loan losses to NPL	358%	354%	300%	208%
Allowance for loan losses to NPA	307%	303%	300%	208%

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

Interest Rate Risk

The ALCO is responsible for evaluating and managing the interest rate risk which arises naturally from imbalances in repricing, maturity and cash flow characteristics of Merchants' assets and liabilities. It is also responsible for ensuring that the Board of Directors receives accurate information regarding Merchants' interest rate risk position at least quarterly. The ALCO uses an outside consultant to perform rate shocks of Merchants' balance sheet, and to perform a variety of other analyses. The consultant's most recent review was as of May 31, 2006. At that time Merchants' one-year gap position was a $249.13 million liability-sensitive position compared to a $137.23 million liability-sensitive position at the end of 2005. This large increase in Merchants' liability sensitivity is attributable to several factors. On the asset side Merchants continues to experience migration from its variable rate loans to fixed rate categories, and new originations are almost exclusively fixed rate. At the same time, on the liability side, Merchants' short-term, variable rate funding sources have increased since year-end as loan and investment growth has exceeded deposit growth. Additionally, although most of Merchants' deposit growth during 2006 has been in its time deposit category, the growth within that category has been concentrated in short maturities and in its flexible one-year CD product, a portion of which reprices prior to its final one-year maturity.

The consultant ran a base simulation assuming no changes in rates or balance sheet mix at the May 31, 2006 review. Additionally, the consultant modeled a 200 basis point rising and falling interest rate scenario which assumes a parallel and pro rata shift of the yield curve over a one-year period and assumes no changes or growth in the balance sheet. Assuming


interest rates and Merchants' balance sheet and mix remain similar to what they were as of May 31, 2006, net interest income is projected to trend gradually upward from the May 31, 2006 levels during the simulation period as replacement asset yields increase sufficiently to offset funding rate increases. If money market balances continue to migrate toward time deposits, and regular time deposits continue to migrate into CD specials, this benefit will be mitigated. If rates fall net interest income is projected to increase during the first year as the large short-term funding position provides an immediate benefit, however this trend is projected to reverse in year two as funding rates stabilize while asset yields continue to fall. If rates rise net interest income is expected to decrease during the first year as funding costs increase more quickly than the asset base. This trend starts to reverse itself in the second year as asset yield improvements outpace slowing funding rate increases.

The change in net interest income for the next twelve months from Merchants' expected or "most likely" forecast at the May 31, 2006 review is shown in the following table. The degree to which this exposure materializes will depend, in part, on Merchants' ability to manage deposit rates as interest rates rise or fall.

Percent Change in
Rate Change	Net Interest Income

Up 200 basis points	(4.13)%
Down 200 basis points	2.24%

The analysis discussed above includes no growth assumptions. Merchants' consultant ran additional simulations, which modeled a downward movement in rates with a steepening yield curve and a simulation using Merchants' current growth assumptions. The growth model showed that margin dollars increase in both rising and falling rate environments as Merchants continues to grow its balance sheet. Falling rates, accompanied by a yield curve that steepens in the short end, resulted in a modest net interest income increase during the first year of the simulation, followed by a substantial increase in the second year. These types of dynamic analyses give the ALCO a more thorough understanding of how Merchants' balance sheet will perform in a variety of rate environments.

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

Merchants periodically, if deemed appropriate, uses interest rate swaps, floors and caps, which are common derivative financial instruments, to hedge its interest rate risk position. Merchants' Board of Directors has approved hedging policy statements governing Merchants' use of these instruments. As of June 30, 2006 Merchants had no derivative instruments. The risks associated with entering into such transactions are the risk of default from the counterparty with whom Merchants has entered into agreement and a poor correlation between the item being hedged and the derivative instrument. Merchants' risk from default of a counterparty is limited to the expected cash flow anticipated from the counterparty, not the notional value.

Credit Risk

Merchants' Board of Directors reviews and approves Merchants' loan policy on an annual basis. Among other things, the loan policy establishes restrictions regarding the types of loans that may be granted, and the distribution of loan types within Merchants' portfolio. Merchants' Board of Directors grants each loan officer the authority to originate loans on behalf of Merchants, subject to certain limitations. These authorized lending limits are reviewed at least annually and are based upon the lender's knowledge and experience. Loan requests that exceed a lender's authority require the signature of Merchants' credit division manager, senior loan officer, and/or president. All extensions of credit of $2.5 million or greater to any one borrower or related party are reviewed and approved by the Loan Committee of Merchants' Board of Directors. Merchants' loan portfolio is continuously monitored for performance, creditworthiness and strength of documentation through the use of a variety of management reports and with the assistance of an external loan review firm. Credit ratings are assigned to commercial loans and are routinely reviewed. Loan officers or the loan workout function take remedial actions to assure full and timely payment of loan balances when necessary. Merchants' policy is to discontinue the accrual of interest on loans when scheduled payments become contractually past due 90 or more days and the ultimate collectibility of principal or interest becomes doubtful.

Item 4. Controls and Procedures

The principal executive officer, principal financial officer, and other members of senior management of Merchants have evaluated the disclosure controls and procedures of Merchants as of the end of the period covered by this quarterly report. Based on this evaluation, Merchants' principal executive officer and principal financial officer have concluded that the disclosure controls and procedures effectively ensure that information required to be disclosed in Merchants' filings and submissions with the Securities and Exchange Commission under the Securities Exchange Act of 1934 as amended (the "Exchange Act") is accumulated and communicated to Merchants' management (including the principal executive officer and principal financial officer) and is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. In addition, Merchants has reviewed its internal controls over financial reporting and there have been no significant changes in its internal controls during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, those controls.

MERCHANTS BANCSHARES, INC.
PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Please read "Risk Factors" in Merchants' Annual Report on Form 10-K for the fiscal year ended December 31, 2005. These risks are not the only ones facing Merchants. Additional risks and uncertainties not currently known to Merchants or that Merchants currently deems to be immaterial also may materially adversely effect Merchants' business, financial condition and operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities by the Issuer

				(d) Maximum
			(c) Total Number of	Number of Shares
			Shares Purchased	that May Yet Be
			as Part of Publicly	Purchased Under
	(a) Total Number of	(b) Average Price	Announced Plans	the Plans or
Period	Shares Purchased	Paid per Share	or Programs	Programs

April 1 through April 30	-	$ -	-	175,994
May 1 through May 31	21,000	$ 23.99	21,000	154,994
June 1 through June 30	25,000	$ 24.32	25,000	129,994

Total	46,000	$ 24.17	46,000	-

In October 2005 Merchants' Board of Directors approved a stock repurchase program, pursuant to which Merchants may repurchase 200,000 shares of its common stock from time to time through October 2006. Under the plan, Merchants has purchased 70,006 shares of its common stock on the open market, at an average per share price of $24.25 through June 30, 2006.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on Tuesday, May 2, 2006, for the purpose of electing three directors, Joseph L. Boutin, Peter A. Bouyea and Charles A. Davis, each to serve for a three-year term expiring on the date of the Annual Meeting of Shareholders in 2009, and until their successors are duly elected and qualified in accordance with Merchants' Bylaws. Shares voted either in person or by proxy totaled 5,737,113, or 91.04% of the shares entitled to vote. The following table sets forth the results of the voting for the directors who were elected:

		Votes	% Votes
Name	Votes For	Withheld	For
Mr. Boutin	5,584,082	153,031	88.61
Mr. Bouyea	5,599,046	138,068	88.85
Mr. Davis	5,022,795	714,319	79.70

Item 5. Other Information

None.

Item 6. Exhibits

(a) Exhibits:
31.1 -	Certification of Chief Executive Officer of the Company Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14
31.2 -	Certification of Chief Financial Officer of the Company Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14
32.1 -	Certification of Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 -	Certification of Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

MERCHANTS BANCSHARES, INC.
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Merchants Bancshares, Inc.

/s/ Joseph L. Boutin

Joseph L. Boutin
President & Chief Executive Officer

/s/ Janet P. Spitler

Janet P. Spitler
Chief Financial Officer & Treasurer

August 1, 2006

Date
