Form 10-Q
period 2006-09-30
MERCHANTS BANCSHARES INC
filed 2006-10-31
CIK 726517

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2006

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	0-11595

Merchants Bancshares, Inc.

(Exact name of registrant as specified in its charter)

Delaware	03-0287342

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

275 Kennedy Drive, South Burlington, Vermont	05403

(Address of principal executive offices)	(Zip Code)

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

[ X ] Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a nonaccelerated filer. See the definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ ]	Accelerated Filer [ X ]	Nonaccelerated Filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).

[ ] Yes [ X ] No

As of October 25, 2006, there were 6,257,938 shares of the registrant's common stock, par value $0.01 per share, outstanding.

MERCHANTS BANCSHARES, INC.
FORM 10-Q
TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.	Interim Consolidated Financial Statements (Unaudited)

	Consolidated Balance Sheets September 30, 2006 and December 31, 2005	1

	Consolidated Statements of Income For the three and nine months ended September 30, 2006 and 2005	2

	Consolidated Statements of Comprehensive Income For the three and nine months ended September 30, 2006 and 2005	3

	Consolidated Statements of Cash Flows For the nine months ended September 30, 2006 and 2005	4

	Notes to Interim Consolidated Financial Statements	5 - 8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	8 - 18
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	18 - 20
Item 4.	Controls and Procedures	20

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	20
Item 1A.	Risk Factors	20
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3	Defaults upon Senior Securities	20
Item 4.	Submission of Matters to a Vote of Security Holders	20
Item 5.	Other Information	20
Item 6.	Exhibits	21 - 22
Signatures		23
Exhibits

MERCHANTS BANCSHARES, INC. PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

Merchants Bancshares, Inc. Consolidated Balance Sheets

(In thousands except share data)	September 30, 2006	December 31, 2005

ASSETS	(unaudited)
Cash and due from banks	$ 38,105	$ 45,214
Investments:
Securities available for sale	371,519	382,797
Securities held to maturity (fair value of $6,253 and $8,001)	6,058	7,663

Total investments	377,577	390,460

Loans	679,884	605,926
Less: Allowance for loan losses	6,858	7,083

Net loans	673,026	598,843

Federal Home Loan Bank stock	6,453	8,896
Bank premises and equipment, net	12,616	12,145
Investment in real estate limited partnerships	9,332	9,361
Other real estate owned	312	--
Other assets	8,776	10,317

Total assets	$1,126,197	$1,075,236

LIABILITIES
Deposits:
Demand deposits	$ 118,775	$ 124,292
Savings, NOW and money market accounts	447,740	479,955
Time deposits $100 thousand and greater	76,877	64,006
Other time deposits	213,666	186,323

Total deposits	857,058	854,576

Demand note due U.S. Treasury	3,757	2,988
Other short-term borrowings	21,000	50,000
Other liabilities	6,585	4,892
Long-term debt	59,382	55,764
Securities sold under agreement to repurchase	89,034	20,000
Junior subordinated debentures issued to unconsolidated subsidiary trust	20,619	20,619

Total liabilities	1,057,435	1,008,839

Commitments and contingencies (Note 6)
SHAREHOLDERS' EQUITY
Preferred stock Class A non-voting
Shares authorized - 200,000, none outstanding	--	--
Preferred stock Class B voting
Shares authorized - 1,500,000, none outstanding	--	--
Common stock, $.01 par value	67	67
Shares authorized	10,000,000
Issued	As of September 30, 2006	6,651,760
As of December 31, 2005	6,651,760
Outstanding	As of September 30, 2006	5,941,680
As of December 31, 2005	5,976,287
Capital in excess of par value	37,486	37,328
Retained earnings	46,720	43,965
Treasury stock, at cost	(15,137)	(13,733)
As of September 30, 2006	710,080
As of December 31, 2005	675,473
Deferred compensation arrangements	5,582	5,414
Accumulated other comprehensive loss	(5,956)	(6,644)

Total shareholders' equity	68,762	66,397

Total liabilities and shareholders' equity	$1,126,197	$1,075,236

See accompanying notes to interim consolidated financial statements

Merchants Bancshares, Inc. Consolidated Statements of Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands except per share data)	2006	2005	2006	2005

INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$11,226	$ 9,374	$31,764	$26,960
Interest and dividends on investments
U.S. Treasury and Agency obligations	1,976	1,757	5,940	5,133
Other	2,735	2,510	8,047	7,611

Total interest and dividend income	15,937	13,641	45,751	39,704

INTEREST EXPENSE
Savings, NOW and money market accounts	1,348	1,033	3,915	2,775
Time deposits $100 thousand and greater	553	326	1,528	749
Other time deposits	1,975	1,100	5,035	2,658
Other borrowed funds	1,346	271	3,828	987
Long-term debt	853	874	2,498	2,562

Total interest expense	6,075	3,604	16,804	9,731

Net interest income	9,862	10,037	28,947	29,973
Provision for credit losses	--	--	--	--

Net interest income after provision for credit losses	9,862	10,037	28,947	29,973

NONINTEREST INCOME
Trust company income	428	404	1,320	1,239
Service charges on deposits	1,157	1,144	3,504	3,346
(Losses) gains on investment securities, net	(452)	(65)	(452)	19
Equity in losses of real estate limited partnerships, net	(423)	(441)	(1,270)	(1,291)
Other	821	850	2,352	2,216

Total noninterest income	1,531	1,892	5,454	5,529

NONINTEREST EXPENSE
Salaries and wages	3,123	3,137	9,153	9,216
Employee benefits	936	911	3,032	2,854
Occupancy expense, net	731	808	2,315	2,381
Equipment expense	713	696	2,145	2,304
Legal and professional fees	605	615	1,720	1,512
Marketing	349	346	1,048	920
State franchise taxes	250	236	736	710
Other	1,255	1,184	3,795	3,806

Total noninterest expense	7,962	7,933	23,944	23,703

Income before provision for income taxes	3,431	3,996	10,457	11,799
Provision for income taxes	785	980	2,418	2,826

NET INCOME	$ 2,646	$ 3,016	$ 8,039	$ 8,973

Basic earnings per common share	$ 0.42	$ 0.48	$ 1.28	$ 1.42
Diluted earnings per common share	$ 0.42	$ 0.47	$ 1.27	$ 1.41

See accompanying notes to interim consolidated financial statements

Merchants Bancshares, Inc. Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2006	2005	2006	2005

Net income	$2,646	$3,016	$8,039	$8,973
Change in net unrealized loss on securities
available for sale, net of taxes of $2,198, $(1,312), $371 and $(1,936)	3,788	(2,438)	395	(3,597)
Reclassification adjustments for net securities losses (gains)
included in net income, net of taxes of $158, $23, $158 and $(6)	294	42	294	(12)

Comprehensive income before transfers	6,728	620	8,728	5,364
Impact of transfer of securities from available for sale
to held to maturity, net of taxes of $1, $(3), $1 and $(5)	1	(6)	1	(10)

Comprehensive income	$6,729	$ 614	$8,729	$5,354

See accompanying notes to interim consolidated financial statements

Merchants Bancshares, Inc. Consolidated Statements of Cash Flows (Unaudited)

For the nine months ended September 30,	2006	2005

(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 8,039	$ 8,973
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,241	4,260
Net loss (gain) on sales of investment securities	452	(19)
Net gains on sales of loans	--	(74)
Net losses on disposition of premises and equipment	1	9
Equity in losses of real estate limited partnerships, net	1,270	1,321
Changes in assets and liabilities:
(Increase) decrease in interest receivable	(255)	105
Decrease (increase) in other assets	1,181	(252)
Increase in interest payable	31	181
Increase in other liabilities	1,295	1,981
Net cash provided by operating activities	15,255	16,485
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investment securities available for sale	--	15,590
Proceeds from maturities of investment securities available for sale	61,501	68,128
Proceeds from maturities of investment securities held to maturity	1,609	6,526
Proceeds from sale of Federal Home Loan Bank stock	2,906	--
Purchases of investment securities available for sale	(51,047)	(101,300)
Loan originations in excess of principal payments	(74,129)	(10,960)
Purchases of Federal Home Loan Bank stock	(462)	(1,349)
Proceeds from sales of loans, net	--	1,937
Proceeds from sales of premises and equipment	--	272
Investments in real estate limited partnerships	(1,241)	(2,478)
Purchases of bank premises and equipment	(2,043)	(1,270)
Net cash used in investing activities	(62,907)	(24,904)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	2,483	31,898
Net decrease in short-term borrowings	(28,230)	(33,398)
Proceeds from long-term debt	30,000	45,000
Net increase in securities sold under agreement to repurchase	69,034	--
Principal payments on long-term debt	(26,382)	(28,557)
Cash dividends paid	(4,658)	(4,535)
Purchases of treasury stock	(2,258)	(3,874)
Sale of treasury stock	8	2,940
Increase (decrease) in deferred compensation arrangements	194	(21)
Proceeds from exercise of stock options	231	75
Tax benefit from exercise of stock options	121	270
Net cash provided by financing activities	40,543	9,798

(Decrease) increase in cash and due from banks	(7,109)	1,379
Cash and due from banks beginning of year	45,214	40,325
Cash and due from banks end of period	$38,105	$ 41,704

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Total interest payments	$16,773	$ 8,666
Total income tax payments	1,572	560
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Increase in payable for investments purchased	$0	$ 4,610
Distribution of stock under deferred compensation arrangements	412	493
Distribution of treasury stock in lieu of cash dividend	626	594
Transfer of loans to other real estate owned	312	--

See accompanying notes to interim consolidated financial statements

Notes To Interim Consolidated Financial Statements

See Merchants Bancshares, Inc. ("Merchants") 2005 Annual Report on Form 10-K for additional information.

Note 1: Financial Statement Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. All adjustments necessary for a fair presentation of the interim consolidated financial statements of Merchants as of September 30, 2006, and for the three and nine months ended September 30, 2006 and 2005, have been included. The information was prepared from the unaudited financial statements of Merchants and its subsidiaries, Merchants Bank, Merchants Trust Company, Merchants Properties, Inc. and MBVT Statutory Trust I.

Note 2: Stock-based Compensation

Merchants has granted stock options to certain key employees. The options are exercisable immediately after the vesting period. Nonqualified stock options may be granted at any price determined by the Nominating and Governance Committee of Merchants' Board of Directors. All stock options have been granted at or above fair market value at the date of grant.

Effective January 1, 2006, Merchants adopted the provisions of the Financial Accounting Standards Board's ("FASB's") revised statement No. 123 ("FAS 123R"), "Share-Based Payment," using a modified prospective application. Merchants granted 10,000 options during the third quarter of 2006, the first options granted since August 2001. The fair value of the options granted during 2006 was $4.70 per option. The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model that requires Merchants to develop estimates for assumptions used in the model. The Black-Scholes valuation model uses the following assumptions: expected volatility, expected term of option, risk-free interest rate and dividend yield. Expected volatility estimates are developed by Merchants based on historical volatility of Merchant's stock. Merchants uses historical data to estimate the expected term of the options. The risk-free interest rate for periods within the expected life of the option is based on the U.S. Treasury yield in effect at the grant date. The dividend yield represents the expected dividends on Merchants stock. The assumptions used for expected volatility, expected term of option, risk-free interest rate and dividend yield for the options granted during 2006 were 27.26%, seven years, 4.90% and 4.55%, respectively.

A summary of option activity as of September 30, 2006, and changes during the three and nine months then ended is presented below:

	Three Months Ended September 30, 2006		Nine Months Ended September 30, 2006

Options	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of period	171	$18.52	204	$17.96
Granted	10	26.63	10	26.63
Exercised	15	17.75	48	15.88
Forfeited or Expired

Outstanding at September 30, 2006	166	$19.09	166	$19.09

Exercisable at September 30, 2006	156	$18.60	156	$18.60

The total intrinsic value of options exercised during the three and nine months ended September 30, 2006 was $91 thousand and $383 thousand, respectively, and for the nine months ended September 30, 2005 was $772 thousand. There were no options exercised during the three months ended September 30, 2005. Options outstanding at September 30, 2006 had an aggregate intrinsic value of $762 thousand and a weighted average remaining contractual term of 2.2 years. The total cash received from employees, net of withholding taxes, as a result of employee stock option exercises for the three and nine months ended September 30, 2006 was $160 thousand and $231 thousand and for the nine months ended September 30, 2005 was $75 thousand. Total shares surrendered by employees to satisfy the exercise price in conjunction with option exercises were 4,899 and 22,522 for the three and nine months ended September 30, 2006, and was 44,670 for the nine months ended September 30, 2005. The tax benefit realized as a result of the

stock option exercises for the three and nine months ended September 30, 2006 was $18 thousand and $121 thousand respectively, and was $270 thousand for the nine months ended September 30, 2005.

The total compensation cost recognized related to options for the three and nine months ended September 30, 2006 was $3 thousand. There was no compensation cost related to options during 2005. Compensation cost related to options is included in salary expense in the accompanying consolidated Statements of Income. Compensation expense for options granted is reflected over the vesting period; therefore, future compensation expense may be greater if additional options are granted.

Note 3: Earnings Per Share
The following tables present reconciliations of the calculations of basic and diluted earnings per common share for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2006	2005	2006	2005

	(In thousands except per share data)

Net income	$2,646	$3,016	$8,039	$8,973

Weighted average common shares outstanding	6,265	6,303	6,285	6,316
Dilutive effect of common stock equivalents	23	44	25	44

Weighted average common and common equivalent
shares outstanding	6,288	6,347	6,310	6,360
Basic earnings per share	$ 0.42	$ 0.48	$ 1.28	$ 1.42
Diluted earnings per share	$ 0.42	$ 0.47	$ 1.27	$ 1.41

Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding for the three and nine month periods ended September 30, 2006 and 2005. For the three and nine months ended September 30, 2006 there were an average of 4,891 and 1,648 stock options outstanding that were not included in the calculation of earnings per share because they were anti-dilutive. There were no anti-dilutive stock options outstanding at September 30, 2005.

Note 4: Pension

Prior to January 1995 Merchants maintained a noncontributory defined pension benefit plan (the "Plan") covering all eligible employees. The Plan was a final average pay plan with benefits based on the average salary rates using the five consecutive Plan years of the last ten years that produce the highest average salary. It was Merchants' policy to fund the cost of benefits expected to accrue during the year plus amortization of any unfunded accrued liability that had accumulated prior to the valuation date based on IRS regulations for funding. During 1995 the Plan was curtailed. Accordingly, all accrued benefits were fully vested and no additional years of service or age will be accrued.

The following table summarizes the components of net periodic pension benefit costs for the periods indicated:

	Pension Benefits
	Three months ended September 30,		Nine months ended Septermber 30,
(In thousands)	2006	2005	2006	2005

Interest cost	$ 116	$ 112	$ 346	$ 336
Expected return on Plan assets	(128)	(140)	(382)	(420)
Amortization of net loss	80	38	242	114

Net periodic benefit cost	$ 68	$ 10	$ 206	$ 30

No contributions have been made to the Plan during 2006 to date. Merchants has no required contribution for 2006.

Note 5: Stock Repurchase Program

In October 2005 Merchants' Board of Directors approved a stock repurchase program, pursuant to which Merchants may repurchase up to 200,000 shares of its common stock from time to time through October 2006. The Board of Directors voted to extend the program through October 2007 at its October 2006 meeting. Merchants has purchased 93,142 shares of its

common stock on the open market under the program, at an average per share price of $24.22, of which 91,036 shares were purchased during 2006.

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

Merchants does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are conditional commitments issued by Merchants to guarantee the performance of a customer to a third party. Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit totaled approximately $6.27 million at September 30, 2006 and represent the maximum potential future payments Merchants could be required to make. Typically, these instruments have terms of 12 months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit for on balance sheet instruments. Merchants' policies governing loan collateral apply to standby letters of credit at the time of credit extension. Loan-to-value ratios are generally consistent with loan-to-value requirements for other commercial loans secured by similar types of collateral. The fair value of Merchants' standby letters of credit at September 30, 2006 was insignificant.

Merchants is involved in routine legal proceedings that occur in the ordinary course of business, which, in the aggregate, are believed by management to be immaterial to its financial condition and results of operations.

Note 7: Reclassifications
Amounts reported for prior periods are reclassified, where necessary, to be consistent with the current period presentation.

Note 8: Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158 ("SFAS 158"), "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans." This statement, which amends FASB Statements 87, 88, 106 and 132R, requires employers to recognize the overfunded and underfunded status of a defined benefit postretirement plan as an asset or a liability on its balance sheet and to recognize changes in that funded status in the year in which the changes occur through other comprehensive income, net of tax. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. The requirement to initially recognize the funded status of the plan and to provide the required disclosures for Merchants is December 31, 2006. The requirement to measure plan assets and benefit obligations as of the date of Merchants fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. Merchants is currently analyzing the potential effect SFAS 158 will have on its financial statements.

In September 2006, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 108 expressing the SEC staff's views regarding the process of quantifying financial statement misstatements and the build up of improper amounts on the balance sheet. The built up misstatements, while not considered material in the individual years in which the misstatements were built up, may be considered material in a subsequent year if a company were to correct those misstatements through current period earnings. Initial application of SAB No. 108 allows registrants to elect not to restate prior periods but to reflect the initial application in their annual financial statements covering the first fiscal year ending after November 15, 2006. The cumulative effect of the initial application should be reported in the carrying amounts of assets and liabilities as of the beginning of that fiscal year and the offsetting adjustment, net of tax, should be made to the opening balance of retained earnings for that year. Registrants will need to disclose the nature and amount of each item, when and how each error being corrected arose, and the fact that the errors were previously considered immaterial. Merchants is currently evaluating the impact this will have on its financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements". This statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within that fiscal year. Merchants is in the process of evaluating the impact of adopting this statement.

In July 2006, the FASB also issued Financial Accounting Standards Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes." FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's


financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. Merchants is continuing to analyze the potential effects of FIN 48 on its financial statements.

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156 ("SFAS 156"), "Accounting for Servicing of Financial Assets." This statement amends Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS 156 requires companies to recognize a servicing asset or servicing liability each time they undertake an obligation to service a financial asset by entering into a servicing contract. The statement permits a company to choose either the amortized cost method or fair value measurement method for each class of separately recognized servicing assets. This statement is effective as of the beginning of a company's first fiscal year after September 15, 2006. Merchants does not expect the implementation of SFAS 156 will have an impact on its financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

Except for the historical information contained herein, this Quarterly Report on Form 10-Q of Merchants may contain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Investors are cautioned that forward looking statements are inherently uncertain. Actual performance and results of operations may differ materially from those projected or suggested in the forward looking statements due to certain risks and uncertainties, including, without limitation:

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

(iv)

the fact that at September 30, 2006, approximately 53% of Merchants' loan portfolio was comprised of commercial real estate loans, exposing Merchants to the risks inherent in financings based upon analyses of credit risk, the value of underlying collateral, including real estate, and other more intangible factors, which are considered in making commercial loans;

(v)

the fact that at September 30, 2006, approximately 88% of Merchants' loan portfolio was comprised of residential real estate and commercial real estate loans, exposing Merchants to the risks inherent in financings based upon analyses of credit risk and the value of underlying collateral. Accordingly, Merchants' profitability may be negatively impacted by errors in risk analyses, and by loan defaults, and the ability of certain borrowers to repay such loans may be adversely affected by any downturn in general economic conditions;

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

General

All adjustments necessary for a fair presentation of Merchants' interim consolidated financial statements as of September 30, 2006, and for the three and nine months ended September 30, 2006 and 2005, have been included. The information was prepared from the unaudited financial statements of Merchants and its subsidiaries, Merchants Bank, Merchants Trust Company, Merchants Properties, Inc. and MBVT Statutory Trust I.

Results of Operations
Overview

Net income for the third quarter of 2006 was $2.65 million, and was $8.04 million for the first nine months of 2006, compared to net income of $3.02 million for the third quarter and $8.97 million for the first nine months of 2005. The return on average assets and return on average equity for the third quarter of 2006 were 0.95% and 16.16%, respectively, compared to 1.15% and 18.31%, respectively, for the third quarter of 2005. The return on average assets and return on average equity for the first nine months of 2006 were 0.97% and 16.42%, respectively, compared to 1.14% and 18.29% for the first nine months of 2005. The following were the major factors contributing to the results for the first nine months of 2006 compared to the first nine months of 2005:

*

Merchants sold $23 million in investment securities in early October 2006. Merchants considered the securities other than temporarily impaired as of September 30, 2006 and wrote the securities down to their estimated fair market value as of the end of the quarter, resulting in a pre-tax loss of $452 thousand which is included in other noninterest income in the accompanying Consolidated Statements of Income. $452 thousand approximates the actual loss that was realized when the securities were sold in October. The impact on net income for the quarter and nine months ended September 30, 2006 was an after tax loss of $294 thousand. The impact on earnings per share was a reduction of five cents for the third quarter of 2006, and five cents year-to-date. Security sales during the first nine months of 2005 generated a pre-tax gain of $19 thousand and had a $12 thousand impact on net income.

*

The net interest margin improved during the third quarter to 3.72%, compared to 3.60% for the second quarter of 2006. As discussed further below, this increase is due, in large part, to the timing of the payment of Federal Home Loan Bank ("FHLB") dividends during the second and third quarters of 2006. If the timing of the declaration of FHLB dividends had been consistent year-over-year the third quarter 2006 net interest margin would have been 3.67% and the second quarter 2006 would have been 3.64%. The net interest margin for 2006 continued to run behind that of 2005, and was 3.71% for the first nine months of 2006 compared to 4.05% for the first nine months of 2005. Net interest income dollars also continued to be lower than 2005 levels, and were $28.95 million year-to-date, compared to $29.97 million for the same period in 2005.

*

Noninterest income decreased $75 thousand for the first nine months of 2006 compared to 2005. This decrease is primarily a result of the $452 thousand security loss mentioned above. Absent that loss noninterest income was $377 thousand higher for the first nine months of 2006 compared to 2005. Merchants experienced increases in both its overdraft fee income and in fees generated by electronic banking;

* Average quarterly loans increased $69.81 million, or 11.8%, over the third quarter of 2005;

* Average quarterly deposits increased $9.4 million, or 1.1%, over the third quarter of 2005.

Net Interest Income

Merchants' net interest income decreased $176 thousand for the third quarter of 2006 compared to 2005 and $1.03 million for the first nine months of 2006 compared to 2005. Merchants' net interest margin decreased 32 basis points to 3.72% from 4.04% for the third quarter of 2006 compared to 2005, and decreased 34 basis points to 3.71% from 4.05% for the first nine months of 2006 compared to 2005. These decreases are attributable to a number of factors. Merchants' liability sensitivity has continued to increase due to changes in its balance sheet mix over the past year while short-term interest rates rose higher, accompanied by yield curve flattening. Merchants' reliance on borrowed funds has increased over the last year as


growth in deposits has not kept pace with growth in the loan portfolio. At the same time the mix of the borrowed funds has changed as longer term debt put on the balance sheet in a lower interest rate environment has amortized and been replaced by short-term borrowings from the FHLB and securities sold under agreement to repurchase in an overall higher rate environment. Additionally, Merchants' combined commercial mortgage and commercial loan portfolio continued to shift from variable rate to fixed rate as customers locked in their rates in the current flat yield curve environment. As shown in the table on pages 12 - 13, Merchants' deposits have continued to shift from lower cost savings, NOW and money market accounts to higher rate time deposits. As a result, Merchants has offered higher rate time deposit and CD specials, rather than make even greater changes in money market account rates. These factors have all combined to contribute to Merchants' decrease in net interest income for the first nine months of 2006 compared to 2005. Merchants has responded to these factors by, among other things, evaluating its funding sources, and introduced a new cash management sweep product utilizing a repurchase agreement arrangement at a lower cost of funds than other short term borrowing alternatives. Average balances in this new funding source were $59.43 million during the third quarter and were priced at an attractive spread to a comparable FHLB borrowing. Merchants' net interest income was impacted this quarter by a change in the dividend policy at the FHLB. In response to new proposed regulations by the Federal Housing Finance board, the FHLB changed its dividend declaration schedule such that the dividend for the second quarter of 2006, which historically had been declared and paid in June, was declared and paid in August, and was "grossed up" to an equivalent accrual period matching the number of days in the second and third quarters of this year. As a result, $122 thousand in dividend income was recorded during the third quarter of 2006 that otherwise would have been recorded in the second quarter of this year, positively impacting the net interest margin for the third quarter 2006 by approximately five basis points, and negatively impacting the second quarter net interest margin for the current year by approximately four basis points.

Merchants net interest margin for the third quarter of 2006 was 3.72%, 32 basis points lower than the same quarter last year. Without the FHLB adjustment the net interest margin for the quarter would have been 3.67%, 37 basis points lower than last year. However, Merchants' net interest margin for the third quarter of 2006 was higher than the previous quarter by three basis points (after adjusting for the FHLB dividend). This linked quarter improvement in the net interest margin is primarily a result of Merchants decreased reliance during the quarter on short-term borrowings from the FHLB as a funding source, and continued growth in the loan portfolio.

The following table attributes changes in Merchants' net interest income (on a fully taxable equivalent basis) to changes in either average balances or average rates for the three and nine months ended September 30, 2006. Changes due to both interest rate and volume have been allocated to change due to volume and change due to rate in proportion to the relationship of the absolute dollar amounts of the change in each category:

Analysis of Changes in Fully Taxable Equivalent Net Interest Income

Three Months Ended September 30,

				Due to

(In thousands)	2006	2005	Increase (Decrease)	Volume	Rate

Fully taxable equivalent interest income:
Loans	$11,237	$ 9,385	$ 1,852	$1,159	$ 693
Investments	4,710	4,248	462	(7)	469
Federal funds sold, securities sold under
agreements to repurchase and interest
bearing deposits with banks	1	20	(19)	(15)	(4)

Total Interest Income	15,948	13,653	2,295	1,137	1,158

Less interest expense:
Savings, NOW & money market accounts	1,348	1,033	315	(84)	399
Time deposits	2,528	1,425	1,103	359	744
Short-term borrowings	390	271	119	(21)	140
Long-term debt	555	577	(22)	(136)	114
Securities sold under agreement to repurchase	956	-	956	478	478
Junior subordinated debt	298	298	-	-	-

Total interest expense	6,075	3,604	2,471	596	1,875

Net interest income	$ 9,873	$10,049	$ (176)	$ 541	$ (717)

Nine Months Ended September 30,

				Due to

(In thousands)	2006	2005	Increase (Decrease)	Volume	Rate

Fully taxable equivalent interest income:
Loans	$31,786	$26,982	$ 4,804	$2,395	$ 2,409
Investments	13,983	12,723	1,260	168	1,092
Federal funds sold, securities sold under
agreements to repurchase and interest
bearing deposits with banks	4	21	(17)	(12)	(5)

Total Interest Income	45,773	39,726	6,047	2,551	3,496

Less interest expense:
Savings, NOW & money market accounts	3,915	2,775	1,140	(235)	1,375
Time deposits	6,563	3,407	3,156	1,109	2,047
Short-term borrowings	2,149	987	1,162	427	735
Long-term debt	1,605	1,670	(65)	(394)	329
Securities sold under agreement to repurchase	1,679	-	1,679	840	839
Junior subordinated debt	893	893	-	-	-

Total interest expense	16,804	9,732	7,072	1,747	5,325

Net interest income	$28,969	$29,994	$(1,025)	$ 804	$(1,829)

The following tables set forth certain information regarding net interest margin for the three and nine months ended September 30, 2006 and 2005. For the periods indicated, the total dollar amount of interest income from average earning assets and the resultant yields, as well as the interest expense on average interest bearing liabilities, are expressed both in dollars and rates, and on a tax equivalent basis.

Merchants Bancshares, Inc. Average Balance Sheets and Average Rates (Unaudited)

	Three Months Ended

	September 30, 2006			September 30, 2005

(In thousands, fully taxable equivalent)	Average Balance	Interest Income/ Expense	Average Rate	Average Balance	Interest Income/ Expense	Average Rate

ASSETS:
Loans, including fees on loans (1)	$ 660,069	$11,237	6.75%	$ 590,263	$ 9,385	6.31%
Taxable investments	393,738	4,710	4.75%	394,405	4,248	4.27%
Federal funds sold, securities purchased under
agreements to resell and interest bearing
deposits with banks	123	1	3.37%	3,025	20	2.63%

Total interest earning assets	1,053,930	$15,948	6.00%	987,693	$13,653	5.48%

Allowance for loan losses	(6,703)			(7,445)
Cash and due from banks	35,508			38,810
Premises and equipment, net	12,296			12,436
Other assets	18,995			20,248

Total assets	$1,114,026			$1,051,742

LIABILITIES AND SHAREHOLDERS' EQUITY:
Interest bearing deposits:
Savings, NOW & money market accounts	$ 457,724	$ 1,348	1.17%	$ 501,938	$ 1,033	0.82%
Time deposits	283,401	2,528	3.54%	232,429	1,425	2.43%

Total interest bearing deposits	741,125	3,876	2.07%	734,367	2,458	1.33%

Short-term borrowings	28,944	390	5.34%	31,654	271	3.40%
Long-term debt	50,353	555	4.38%	69,693	577	3.29%
Securities sold under agreement to repurchase	79,426	956	4.78%	--	--	0.00%
Junior subordinated debentures issued to
Unconsolidated subsidiary trust	20,619	298	5.77%	20,619	298	5.72%

Total interest bearing liabilities	920,467	$ 6,075	2.62%	856,333	$ 3,604	1.67%

Noninterest bearing deposits	121,974			119,345
Other liabilities	6,087			10,157
Shareholders' equity	65,498			65,907

Total liabilities and shareholders' equity	$1,114,026			$1,051,742

Net interest earning assets	$ 133,463			$ 131,360

Net interest income (fully taxable equivalent)		$ 9,873			$10,049

Tax equivalent adjustment		(11)			(12)

Net interest income per book		$ 9,862			$10,037

Net interest rate spread			3.38%			3.81%

Net interest margin			3.72%			4.04%

(1) Includes principal balance of non-accrual loans and fees on loans.

Merchants Bancshares, Inc. Average Balance Sheets and Average Rates (Unaudited)
	Nine Months Ended

	September 30, 2006			September 30, 2005

(In thousands, fully taxable equivalent)	Average Balance	Interest Income/ Expense	Average Rate	Average Balance	Interest Income/ Expense	Average Rate

ASSETS:
Loans, including fees on loans (1)	$ 636,389	$31,786	6.68%	$ 586,458	$26,982	6.15%
Taxable investments	406,946	13,983	4.59%	401,695	12,723	4.23%
Federal funds sold, securities purchased under
agreements to resell and interest bearing
deposits with banks	130	4	3.72%	1,075	21	2.61%

Total interest earning assets	1,043,465	$45,773	5.86%	989,228	$39,726	5.37%

Allowance for loan losses	(6,826)			(7,489)
Cash and due from banks	35,479			38,001
Premises and equipment, net	12,151			12,537
Other assets	19,613			19,541

Total assets	$1,103,882			$1,051,818

LIABILITIES AND SHAREHOLDERS' EQUITY:
Interest bearing deposits:
Savings, NOW & Money Market accounts	$ 464,894	$ 3,915	1.13%	$ 511,981	$ 2,775	0.72%
Time deposits	269,881	6,563	3.25%	211,488	3,407	2.15%

Total interest bearing deposits	734,775	10,478	1.91%	723,469	6,182	1.14%

Short-term borrowings	59,059	2,149	4.86%	43,620	987	3.02%
Long-term debt	52,595	1,605	4.08%	72,840	1,670	3.07%
Securities sold under agreement to repurchase	46,300	1,679	4.85%	-	-	0.00%
Junior subordinated debentures issued to
Unconsolidated subsidiary trust	20,619	893	5.77%	20,619	893	5.79%

Total interest bearing liabilities	913,348	$16,804	2.46%	860,548	$ 9,732	1.51%

Noninterest bearing deposits	119,569			116,899
Other liabilities	5,679			8,965
Shareholders' equity	65,286			65,406

Total liabilities and shareholders' equity	$1,103,882			$1,051,818

Net interest earning assets	$ 130,117			$ 128,680

Net interest income (fully taxable equivalent)		$28,969			$29,994

Tax equivalent adjustment		(22)			(21)

Net interest income per book		$28,947			$29,973

Net interest rate spread			3.40%			3.86%

Net interest margin			3.71%			4.05%

(1) Includes principal balance of non-accrual loans and fees on loans.


Provision for Credit Losses: No provision for credit losses was recorded during the first nine months of 2006 or 2005. Net recoveries during 2006 have totaled $142 thousand compared to a net charge-off of $440 thousand for the first nine months of 2005. Internally classified loans totaled $18.88 million at September 30, 2006 compared to $14.48 million at December 31, 2005 and $17.16 million at September 30, 2005. Internally classified loans have stayed at consistently low levels over the last twelve months. All of these factors are taken into consideration during management's quarterly review of the allowance for credit losses which management continues to deem adequate under current market conditions. There is no guarantee that a provision for credit losses will not be required in future quarters. See the discussion of Nonperforming Assets on pages 16-18 for additional information on the allowance for credit losses.

Noninterest Income: Total noninterest income decreased $361 thousand to $1.53 million for the third quarter of 2006 from $1.89 million for the third quarter of 2005, and decreased $75 thousand to $5.45 million for the first nine months of 2006 from $5.53 million for the first nine months of 2005. Merchants sold $23 million in investment securities in early October 2006. Merchants considered the securities other than temporarily impaired as of September 30, 2006 and wrote the securities down to their estimated fair market value as of the end of the quarter, resulting in a pre-tax loss of $452 thousand which is included in other noninterest income in the accompanying Consolidated Statements of Income. Excluding the security gains (losses), noninterest income increased slightly to $1.98 million from $1.96 million for the third quarter of 2006 compared to 2005 and increased $396 thousand to $5.91 million from $5.51 million for the first nine months of this year compared to last year. This increase was primarily driven by increased service charges on deposits. Merchants' net overdraft fee income, a component of service charges on deposits, continued to trend upward during the first nine months of 2006 due to higher volumes and a recent price increase. Commercial DDA service charges declined as commercial customers moved more of their balances to Merchants' no or low cost CommerceLYNX checking account.

Noninterest Expense: Total noninterest expense was $7.96 million for the third quarter of 2006 compared to $7.93 million for the third quarter of 2005, and was $23.94 million for the first nine months of 2006 compared to $23.70 million for the first nine months of 2005. Salaries and wages decreased slightly for both the quarter and nine months ended September 30, 2006 compared to the same periods in 2005. This change was the result of a high number of vacant positions during the first half of 2006, the outsourcing of the item processing function during July 2005 and decreases in estimated incentive payouts to back office and branch staff as a result of decreased profitability and low deposit growth. These factors helped to offset the effect of normal salary increases. Included in 2006 salaries is staffing related to Merchants newest full service branch in Waterbury, VT which opened in late September 2006. Legal and professional fees decreased slightly for the third quarter of 2006 compared to 2005, and were $208 thousand higher for the first nine months of 2006 compared to 2005. Legal and professional fees incurred during the first nine months of 2006 related to the outsourcing of the item processing function were $506 thousand, which displaced a similar amount of salary and equipment associated expenses.

Balance Sheet Analysis

Average loans for the third quarter of 2006 were $660.07 million compared to $590.26 million for the third quarter of 2005, and $598.16 million for the fourth quarter of 2005. The third quarter results continued the strong growth exhibited during 2006. Residential and commercial real estate loan growth made up the bulk of the increase since the third quarter of 2005. Merchants continues to meet the competition on pricing to retain strong existing relationships and obtain high quality new business. Success in growing commercial real estate and commercial loans has required a sustained development program. Most of the growth during the first nine months of 2006 can be attributed to the successful conclusion of several long-term prospecting efforts.

The following table summarizes the components of Merchants' loan portfolio as of September 30, 2006 and December 31, 2005:

(In thousands)	September 30, 2006	December 31, 2005

Commercial, financial and agricultural	$ 71,373	$ 71,912
Real estate loans - residential	317,719	293,158
Real estate loans - commercial	250,017	208,049
Real estate loans - construction	31,807	25,942
Installment loans	7,235	6,345
All other loans	1,733	520

Total loans	$679,884	$605,926

Average deposits for the third quarter of 2006 were $863.10 million compared to $853.71 million for the third quarter of 2005, and $854.59 million for the fourth quarter of 2005. Average balances for the month of September were approximately $12 million higher than for December of 2005. Merchants continues to focus on generating low cost transaction accounts with a packaged offering featuring the historically popular free checking as the anchor product on the retail side, and


CommerceLYNX checking on the business side. At the same time, Merchants has addressed the competitive marketplace by offering appealing rates on a CD special and on an innovative, flexible time deposit. These products have proven to be successful at offsetting declines in balances of core funding within Merchants' money market category. Quarterly average savings, NOW and money market balances have decreased by $27.76 million since December 2005, while average time deposit balances have increased by $37.39 million during this time period, primarily in the two previously mentioned products. While numbers of accounts and households continue to rise at Merchants, the shift within deposit categories continues as depositors seek higher yields.

Merchants' quarter-end investment portfolio has decreased $12.88 million since year-end. Because modest deposit growth has caused Merchants to support a portion of its asset growth with borrowings from the FHLB, and because of the long lasting flat to inverted yield curve environment, Merchants decided at the beginning of the second quarter of 2006 to discontinue further investments in the portfolio. Merchants has used current cash flow from the portfolio to fund loan growth and pay down debt rather than reinvest in the investment portfolio. Additionally, Merchants sold a portion of its investment portfolio at a loss in early October 2006. Low yielding securities with an amortized cost of $23.19 million were sold at a $452 thousand loss. These securities were marked down to their estimated fair value of $22.74 million as of September 30, 2006. Investments are expected to total just under $355 million after the sale. The proceeds from the sale are expected to be used to pay down short term debt and to fund loan growth.

Merchants has had great success with its new cash management sweep product which is priced at a lower cost of funds than other short-term borrowing alternatives. Balances in this product totaled just over $69 million at September 30, 2006 and are included with "Securities sold under agreements to repurchase" on the accompanying consolidated balance sheet. FHLB short-term borrowings were $21 million at September 30, 2006 compared to $20 million at June 30, 2006 and $50 million at December 31, 2005.

In the ordinary course of business, Merchants makes commitments for possible future extensions of credit. At September 30, 2006, Merchants was obligated to fund $6.27 million of standby letters of credit. No losses are anticipated in connection with these commitments.

Income Taxes

Merchants and its subsidiaries are taxed on income at the federal level by the Internal Revenue Service. The State of Vermont levies franchise taxes on banks based upon average deposit levels in lieu of taxing income. Franchise taxes are included in noninterest expenses in the consolidated statements of income. Total income tax expense was $785 thousand for the quarter ended September 30, 2006, and $2.42 million for the first nine months of 2006; compared to $980 thousand for the quarter ended September 30, 2005 and $2.83 million for the first nine months of 2005. Merchants recognized favorable tax benefits from federal affordable housing tax credits of $413 thousand for the third quarter of 2006, and $1.24 million for the first nine months of 2006, compared to $425 thousand for the third quarter of 2005, and $1.28 million for the first nine months of 2005. Merchants' statutory tax rate was 35% for all periods. The recognition of affordable housing tax credits is the principal reason for Merchants' effective tax rate of 22.9% and 23.1% for the quarter and nine months ended September 30, 2006, and 24.5% and 24.0% for the quarter and nine months ended September 30, 2005.

Liquidity and Capital Resources

Merchants' liquidity is monitored by the Asset and Liability Committee (the "ALCO") of its Board of Directors, based upon policies approved by Merchants' Board of Directors. For this purpose, liquidity means the ability to generate cash in the most economical way to satisfy loan demand, deposit withdrawal demand, and to fund other business opportunities which require cash. Merchants has an overnight line of credit with the FHLB of $5 million and an estimated additional borrowing capacity with the FHLB of $107 million. Additionally, Merchants has $28 million in available federal funds lines of credit at September 30, 2006 and the ability to borrow through the use of repurchase agreements, collateralized by Merchants' investments, with certain approved counterparties. Merchants' investment portfolio, which is managed by Merchants' ALCO, totaled $377.58 million at September 30, 2006, and is a reliable source of cash flow for Merchants.

In October 2005 Merchants' Board of Directors approved a new stock repurchase program, pursuant to which Merchants may repurchase up to 200,000 shares of its common stock from time to time through October 2006. Under the program, Merchants purchased 93,142 shares at an average price of $24.22 during the first nine months of 2006. The stock repurchase program was extended through October 2007 at the Board's October 2006 meeting.

As of September 30, 2006, Merchants exceeded all applicable regulatory capital requirements. The following table represents the actual capital ratios and capital adequacy requirements for Merchants as of September 30, 2006 and 2005:


	Actual		For Capital Adequacy Purposes
(In thousands)	Amount (1)	Percent	Amount	Percent

	As of September 30, 2006
Tier 1 leverage capital	$92,376	8.29%	$44,548	4.00%
Tier 1 risk-based capital	92,376	12.51%	29,548	4.00%
Total risk-based capital	99,600	13.48%	59,096	8.00%

	As of September 30, 2005
Tier 1 leverage capital	$88,258	8.40%	$42,043	4.00%
Tier 1 risk-based capital	88,258	13.01%	27,143	4.00%
Total risk-based capital	95,330	14.05%	54,289	8.00%

(1)	Amounts include $20 million in trust preferred securities issued in December 2004. These hybrid securities qualify as regulatory capital up to certain limits.

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

The following table summarizes Merchants' nonperforming assets at the dates indicated:

(In thousands)	September 30, 2006	June 30, 2006	December 31, 2005	September 30, 2005

Nonaccrual loans	$2,608	$1,770	$2,284	$3,981
Loans past due 90 days or more and still accruing interest	165	--	--	--
Restructured loans	94	96	80	81

Total nonperforming loans ("NPL")	$2,867	$1,866	$2,364	4,062
Other Real Estate Owned ("OREO")	312	312	--	--

Total nonperforming assets ("NPA")	$3,179	$2,178	$2,364	$4,062

The level of nonperforming assets increased $815 thousand during the first nine months of 2006 from December 31, 2005. Contributing to the increase was the transfer of a loan securing a small grocery store property ($312 thousand) in northeastern Vermont to OREO during the first quarter. Also, several commercial relationships were transferred to nonaccrual during the period. The largest ($600 thousand, of which $125 thousand is SBA guaranteed) is a health club in central Vermont, which has experienced a drop in membership and cash flow. The level of nonperforming assets at September 30, 2006 approximates Merchants' historical averages over the last six fiscal year-ends. Management has no reason to believe the increase is an indication of an overall decline in the quality of Merchants' loan portfolio.


The allowance for credit losses comprises the allowance for loan losses and the reserve for unfunded credit commitments. The following table summarizes year-to-date activity in Merchants' allowance for credit losses through the dates indicated:

(In thousands)	September 30, 2006	June 30, 2006	December 31, 2005	September 30, 2005

Balance, beginning of year	$7,083	$7,083	$7,512	$7,512
Charge-offs :
Commercial, lease financing and all other	(38)	(2)	(336)	(249)
Real estate - construction	--	--	--	(218)
Real estate - commercial	--	--	--	(120)
Real estate - mortgage	--	--	(339)	(1)
Installment and other consumer	(3)	(3)	(18)	(17)

Total charge-offs	(41)	(5)	(693)	(605)

Recoveries:
Commercial, lease financing and all other	172	97	144	114
Real estate - commercial	--	--	--	30
Real estate - mortgage	--	--	115	16
Installment and other consumer	11	2	5	5

Total recoveries	183	99	264	165

Net recoveries (charge-offs)	142	94	(429)	(440)

Provision for credit losses	--	--	--	--

Balance end of period	$7,225	$7,177	$7,083	$7,072

Components:
Allowance for loan losses	$6,858	$6,688	$7,083
Reserve for unfunded commitments (1)	367	489	--

Allowance for Credit Losses	$7,225	$7,177	$7,083

(1)	Effective March 31, 2006 Merchants transferred the portion of the allowance for loan losses related to commercial lending commitments and letters of credit to other liabilities.

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

Loans deemed impaired at September 30, 2006 totaled $2.51 million.

The allowance for credit losses reflects management's current strategies and efforts to maintain the allowance for credit losses at a level adequate to provide for losses based on an evaluation of known and inherent risks in the loan portfolio, as


well as the potential risk from unfunded loan commitments and letters of credit. Among the factors that management considers in establishing the level of the allowance for credit losses are overall findings from an analysis of individual loans, the overall risk characteristics and size of the loan portfolio, past credit loss history, management's assessment of current economic and real estate market conditions and estimates of the current value of the underlying collateral. Management considered the balance of the allowance for credit losses adequate at September 30, 2006.

The following table reflects Merchants' nonperforming asset and coverage ratios as of the dates indicated:

	September 30, 2006	June 30, 2006	December 31, 2005	September 30, 2005

NPL to total loans	0.42%	0.29%	0.39%	0.68%
NPA to total loans plus OREO	0.47%	0.33%	0.39%	0.68%
Allowance for loan losses to total loans	1.01%	1.03%	1.17%	1.19%
Allowance for credit losses to total loans	1.06%	1.10%	1.17%	1.19%
Allowance for loan losses to NPL	239%	358%	300%	174%
Allowance for loan losses to NPA	216%	307%	300%	174%

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

Interest Rate Risk

The ALCO is responsible for evaluating and managing the interest rate risk which arises naturally from imbalances in repricing, maturity and cash flow characteristics of Merchants' assets and liabilities. It is also responsible for ensuring that the Board of Directors receives accurate information regarding Merchants' interest rate risk position at least quarterly. The ALCO uses an outside consultant to perform rate shocks of Merchants' balance sheet, and to perform a variety of other analyses. The consultant's most recent review was as of August 31, 2006. At that time Merchants' one-year gap position was a $255.58 million liability-sensitive position compared to a $137.23 million liability-sensitive position at the end of 2005. This large increase in Merchants' liability sensitivity is attributable to several factors. Merchants continues to experience migration from its variable rate loans to fixed rate categories, and new originations are almost exclusively fixed rate. At the same time, Merchants' short-term, variable rate funding sources have increased since year-end as loan growth has exceeded deposit growth. Additionally, although Merchants' deposit growth during 2006 has been in its time deposit category and the deposits have continued to shift into time deposit categories, the growth within that category has been concentrated in short maturities and in its flexible one-year CD product, a portion of which reprices prior to its final one-year maturity.


The consultant ran a base simulation assuming no changes in rates or balance sheet mix at the August 31, 2006 review. Additionally, the consultant modeled a 200 basis point rising and falling interest rate scenario which assumes a parallel and pro rata shift of the yield curve over a one-year period and assumes no changes or growth in the balance sheet. Assuming interest rates and Merchants' balance sheet and mix remain similar to what they were as of August 31, 2006, net interest income remains relatively stable in the first year as replacement asset yields are offset by increased funding rates. Net interest income is projected to trend gradually upward in the second year and beyond. If money market balances continue to migrate toward time deposits, and regular time deposits continue to migrate into CD specials, this benefit will be mitigated. If rates fall net interest income is projected to increase during the first year as the large short-term funding position provides an immediate benefit; however, this trend is projected to reverse in year two as funding rates stabilize while asset yields continue to fall. If rates rise net interest income is expected to decrease during the first year as funding costs increase more quickly than the asset base. This trend continues through year two and starts to reverse itself after year two as asset yield improvements outpace slowing funding rate increases.

The change in net interest income for the next twelve months from Merchants' expected or "most likely" forecast at the August 31, 2006 review is shown in the following table. The degree to which this exposure materializes will depend, in part, on Merchants' ability to manage deposit rates as interest rates rise or fall.

Rate Change	Percent Change in Net Interest Income

Up 200 basis points	(4.98)%
Down 200 basis points	2.27%

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

Merchants periodically, if deemed appropriate, uses interest rate swaps, floors and caps, which are common derivative financial instruments, to hedge its interest rate risk position. Merchants' Board of Directors has approved hedging policy statements governing Merchants' use of these instruments. As of September 30, 2006 Merchants had no outstanding derivative instruments. The risks associated with entering into such transactions are the risk of default from the counterparty with whom Merchants has entered into agreement and a poor correlation between the item being hedged and the derivative instrument. Merchants' risk from default of the counterparty is limited to the expected cash flow anticipated from the counterparty, not the notional value.

Credit Risk

Merchants' Board of Directors reviews and approves Merchants' loan policy on an annual basis. Among other things, the loan policy establishes restrictions regarding the types of loans that may be granted, and the distribution of loan types within Merchants' portfolio. Merchants' Board of Directors grants each loan officer the authority to originate loans on behalf of Merchants, subject to certain limitations. These authorized lending limits are reviewed at least annually and are based upon the officer's knowledge and experience. Loan requests that exceed an officer's authority require the signature of Merchants' credit division manager, senior loan officer, and/or president. All extensions of credit of $2.5 million or greater to any one borrower or related party are reviewed and approved by the Loan Committee of Merchants' Board of Directors. Merchants' loan portfolio is continuously monitored for performance, creditworthiness and strength of documentation through the use of a variety of management reports and with the assistance of an external loan review firm. Credit ratings are assigned to commercial loans and are routinely reviewed. Loan officers or the loan workout function take remedial actions to assure full and timely payment of loan balances when necessary. Merchants' policy is to discontinue the accrual of interest on loans when scheduled payments become contractually past due 90 or more days and the ultimate collectibility of principal or interest becomes doubtful.

Item 4. Controls and Procedures

The principal executive officer, principal financial officer, and other members of senior management of Merchants have evaluated the disclosure controls and procedures of Merchants as of the end of the period covered by this quarterly report. Based on this evaluation, Merchants' principal executive officer and principal financial officer have concluded that the disclosure controls and procedures effectively ensure that information required to be disclosed in Merchants' filings and submissions with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is accumulated and communicated to Merchants' management (including the principal executive officer and principal financial officer) and is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. In addition, Merchants has reviewed its internal controls over financial reporting and there have been no changes in its internal control over financial reporting during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

MERCHANTS BANCSHARES, INC.
PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Please read the factors discussed in "Risk Factors" in Merchants' Annual Report on Form 10-K for the fiscal year ended December 31, 2005, which could materially adversely affect Merchants' business, financial condition and operating results. These risks are not the only ones facing Merchants. Additional risks and uncertainties not currently known to Merchants or that Merchants currently deems to be immaterial also may materially adversely effect Merchants' business, financial condition and operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities by the Issuer

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

July 1 through July 31	-	$ -	-	129,994
August 1 through August 31	8,163	24.71	8,163	121,831
September 1 through September 30	14,973	23.83	14,973	106,858

Total	23,136	$24.14	23,136	-

In October 2005 Merchants' Board of Directors approved a stock repurchase program, pursuant to which Merchants may repurchase up to 200,000 shares of its common stock from time to time through October 2006. Under the program, Merchants has purchased 93,142 shares of its common stock on the open market, at an average per share price of $24.22 through September 30, 2006. Merchants' Board of Directors voted to extend the repurchase program through October 2007 at its October 2006 meeting.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

(a) Exhibits:

10.14.2 - The Merchants Bancshares, Inc. Amended and Restated Deferred Compensation Plan for Directors
10.17 - The Merchants Bancshares, Inc. Amended and Restated Stock Option Plan
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

Merchants Bancshares, Inc.

/s/ Joseph L. Boutin

Joseph L. Boutin
President & Chief Executive Officer

/s/ Janet P. Spitler

Janet P. Spitler
Chief Financial Officer & Treasurer

October 31, 2006

Date
