Form 10-K
period 2006-12-31
MERCHANTS BANCSHARES INC
filed 2007-03-16
CIK 726517

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended	December 31, 2006

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number	0-11595

Merchants Bancshares, Inc.

(Exact name of registrant as specified in its charter)

Delaware	03-0287342

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

275 Kennedy Drive, South Burlington, Vermont	05403

(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code	(802) 658 - 3400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.01 per share	NASDAQ

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

      The aggregate market value of the registrant's voting common stock held by non-affiliates was $95,943,120 as computed using the per share price, as reported on the NASDAQ, as of market close on June 30, 2006.

The number of shares outstanding for each of the registrant's classes of common stock, as of March 7, 2007, is:
Class: Common stock, par value $.01 per share Outstanding: 5,867,700 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement to Shareholders for the Registrant's Annual Meeting of Shareholders to be held on May 1, 2007 are incorporated herein by reference in Part III.

MERCHANTS BANCSHARES, INC. AND SUBSIDIARIES 2006 FORM 10-K ANNUAL REPORT TABLE OF CONTENTS

Part I			Page Reference

	Item 1 -	Business	4 - 11
	Item 1A -	Risk Factors	11 - 12
	Item 1B -	Unresolved Staff Comments	12
	Item 2 -	Properties	12
	Item 3 -	Legal Proceedings	12
	Item 4 -	Submission of Matters to a Vote of Security Holders	12

Part II

	Item 5 -	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	13 - 14
	Item 6 -	Selected Financial Data	15 - 17
	Item 7 -	Management's Discussion and Analysis of Financial Condition and Results of Operations	18 - 35
	Item 7A -	Quantitative and Qualitative Disclosures about Market Risk	36 - 39
	Item 8 -	Financial Statements and Supplementary Data	40 - 69
	Item 9 -	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures	73
	Item 9A -	Controls and Procedures	73
	Item 9B -	Other Information	73

Part III *

	Item 10 -	Directors, Executive Officers and Corporate Governance	73
	Item 11 -	Executive Compensation	73
	Item 12 -	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	73
	Item 13 -	Certain Relationships and Related Transactions, and Director Independence	73
	Item 14 -	Principal Accountant Fees and Services	73

Part IV **

	Item 15 -	Exhibits and Financial Statement Schedules	74 − 76
	Signatures		77

*

The information required by Part III is incorporated herein by reference from Merchants' Proxy Statement for the Annual Meeting of Shareholders to be held on May 1, 2007, including specifically the Nominating and Governance Committee report to be included therein.

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

(iv)

the fact that at December 31, 2006, approximately 47% of Merchants' loan portfolio was comprised of commercial and commercial real estate loans with some relationships exceeding ten million dollars, exposing Merchants to the risks inherent in financings based upon analyses of credit risk, the value of underlying collateral, including real estate, and other more intangible factors, which are considered in making commercial loans;

(v)

the fact that at December 31, 2006, approximately 88% of Merchants' loan portfolio was comprised of residential real estate and commercial real estate loans, exposing Merchants to the risks inherent in financings based upon analyses of credit risk and the value of underlying collateral. Accordingly, Merchants' profitability may be negatively impacted by errors in risk analyses, by loan defaults, and the ability of certain borrowers to repay such loans may be adversely affected by any downturn in general economic conditions;

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

(ix)	the fact that Merchants' customers conduct their business within global financial systems, which may subject Merchants' customers' data to potential risks or weaknesses within those systems; and

(x)	the fact that Merchants actively evaluates acquisition and other expansion opportunities and strategies, the implementation of which could affect Merchants' financial performance.

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
PART I

ITEM 1 - BUSINESS

GENERAL

Merchants Bancshares, Inc. is a bank holding company originally organized under Vermont law in 1983 (and subsequently reincorporated in Delaware) for the purposes of owning all of the outstanding capital stock of The Merchants Bank ("Merchants Bank") and providing greater flexibility in helping Merchants Bank achieve its business objectives. Merchants Bank, which is Merchants Bancshares' primary subsidiary, is a Vermont commercial bank with 36 full-service banking offices.

Merchants Bank was organized in 1849 and assumed a national bank charter in 1865, becoming The Merchants National Bank of Burlington, Vermont. On September 6, 1974, The Merchants National Bank of Burlington converted its national charter to a Vermont state commercial bank charter, adopting its current name, Merchants Bank. As used herein the term "Merchants" shall mean Merchants Bancshares, Inc. and its subsidiaries unless otherwise noted or the context otherwise requires. As of December 31, 2006, Merchants operated one of the largest commercial banking operations in Vermont, with deposits totaling $877 million, gross loans of $689 million, and total assets of $1.14 billion.

Merchants Trust Company, a wholly owned subsidiary of Merchants Bank, is a Vermont corporation chartered in 1870 for the purpose of offering fiduciary services including trust management and administration, investment management and estate settlement services. As of December 31, 2006, Merchants Trust Company had fiduciary responsibility for assets having a market value in excess of $368 million, of which more than $315 million constituted managed assets. Total revenue of Merchants Trust Company for 2006 was $1.8 million and total expenses were $1.4 million.

Merchants Properties, Inc., a wholly owned subsidiary of Merchants Bancshares, Inc. was organized for the purpose of developing and owning affordable rental housing units throughout the state of Vermont. As of December 31, 2006, Merchants Properties, Inc. owned one development located in Enosburg, Vermont, consisting of a 24-unit low-income family rental housing project. Total assets of Merchants Properties, Inc. at December 31, 2006 were approximately $950 thousand.

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

RETAIL SERVICES

Merchants' products are designed to provide high value within a defined range of offerings. Individual categories are anchored by lead products that are attractively packaged and easy for Merchants' staff to deliver. This is a clear contrast to most of the other local, regional and national financial service providers. Merchants has consciously focused on business lines that are supportable at the most competitive standard. The business lines it has chosen are robust, with employees proficient in selling and servicing all programs. Merchants' customers appreciate the value that is offered via well defined product features and services that function in a straightforward, effective manner. That formula, in combination with highly motivated and well-trained front line professionals, provides the company with a competitive strength in its markets.

Merchants' retail deposit products include interest bearing and non-interest bearing checking accounts, money market accounts, club accounts, health savings accounts, and short-term and long-term certificates of deposit including a popular flexible CD instrument called TimeLYNX®. Merchants also offers customary check collection services, wire transfers, safe deposit box rentals, and automated teller machine ("ATM") and debit cards. Credit programs include secured and unsecured installment lending, home equity lines of credit, home mortgages, and credit cards (in partnership with a third party).


Free Checking For Life® is available to all applicants of good standing in Merchants' market area, and is free of monthly service charges for the life of the account. The only condition to holding the account is that the customer accept check safekeeping, now a relatively standard element of most checking products around the industry. The account pays interest at tiered levels beginning with the first dollar, and no minimum balance is required.

Free Checking For Life customers may choose either a Debit Card or an ATM card. Customers who choose the Debit Card can pay for purchases at locations that accept VISA®. Customers can use a money market account and/or a home equity line of credit as overdraft coverage for a checking account. The customer may choose either or both accounts to cover overdrafts via an automatic transfer of funds ("ATF").

Merchants' primary retail deposit savings product is its MoneyLYNX® Money Market Account. MoneyLYNX pays interest at tiered levels beginning with the first dollar in the account, and fees are charged only under certain limited circumstances. Merchants' rates on this product remained competitive during the last year, but were not at the top of the market. New account activity rose during 2006, with average individual account balances dropping. The low minimum balance to open this account combined with the minimum average balance threshold to avoid monthly services charge makes this an attractive savings vehicle.

Merchants' flexible TimeLYNX certificate of deposit allows multiple deposits and penalty free withdrawals within regulatory guidelines. It is an attractive alternative for customers who wish to retain some of the liquidity features of a money market or savings account while receiving a higher yield than what is offered by those accounts. Merchants' certificate of deposit options were expanded in 2006 with a five-month special and attractive market yield. The program generated strong interest and was a factor in Merchants' ability to grow deposits year-over-year.

Merchants offers ATF to cover overdrafts, electronic funds transfer to automate transfers between accounts, and the PhoneLYNXSM telephone banking system. Merchants offers a free online banking service, as well as a free bill payment service delivered via the Internet, which has proven to be a widely used feature.

Each of Merchants' 36 full-service branch offices is led by a branch president who has responsibility for the full range of retail and small business credit services. Merchants' semi-autonomous branch system is core to its strategy of providing one-stop shopping to its customers. Currently most customer inquiries can be handled at any branch location. The branch serves as both a sales and a delivery channel. Branch personnel can explain various deposit options and open new accounts online via internal systems. Additionally, qualified branch staff have the ability to take loan applications, approve loans within defined approval limits, and to close consumer, mortgage and small business loans. Merchants also operates 43 ATMs throughout Vermont, and maintains a customer call center with expanded hours of operation. Customer calls are answered by well-trained employees operating from Merchants' Service Center in South Burlington. There is no automated attendant for distributing customer inquiries via menu options.

Work was done to build relationships with all of Merchants' households via a communication process known as XSell. More of the mortgage and home equity options were introduced to customers, with continued growth of the residential portfolio as a result. Financing is available for one-to-four-family residential mortgages, residential construction and seasonal dwelling mortgages. Merchants offers both fixed rate and adjustable rate mortgages for residential properties, and provides a unique two-way rate lock protection feature. Merchants currently holds all originated mortgages in its loan portfolio.

Merchants offers a wide variety of consumer loans. Home improvement and home equity lines of credit and various personal loans are available. Financing is also provided for new or used automobiles, boats, airplanes, recreational vehicles and new mobile homes.

COMMERCIAL SERVICES

Merchants' corporate sales staff services the majority of the commercial customers, which are primarily larger operating companies, real estate investors and developers. Nine corporate banking officers and nine corporate banking administrators provide commercial credit, deposit and cash management services throughout Vermont to customers requiring business credit above the prescribed authorities of the branch presidents. Branch presidents are trained for small business loan origination and to serve deposit and cash management needs of small businesses.


Financing is available for business inventory, accounts receivable, fixed assets, real estate, working capital, and community development. Merchants offers installment loans, credits lines, time loans, construction loans irrevocable letters of credit, U.S. Small Business Administration guaranteed loans and USDA guaranteed loans. Merchants has increased the emphasis placed on small business loans originated in its branches.

CommerceLYNX® is a package of business banking services including a low cost business checking account, a CommerceLYNX Money Market Account, and a streamlined overdraft protection line of credit application. Merchants' philosophy of simplifying product offerings and minimizing fees has been applied to this program. Consistent with Merchants' goal of promoting electronic transactions, CommerceLYNX provides Internet banking, bill payment and debit and electronic services. Branch presidents are trained to offer this service leading with the introduction of small business deposit options and the value of utilizing the efficient transaction accounts.

Merchants offers a variety of commercial checking accounts. Commercial checking uses an earnings credit rate to help offset service charges. Newly enhanced CommerceLYNX checking has no monthly fee and 500 free items per month, making it a low cost checking account that is appropriate for all but high volume commercial deposit customers. Merchants offers the CommerceLYNX Money Market Account as the savings vehicle for businesses. The CommerceLYNX Money Market Account pays interest at tiered levels beginning with the first dollar in the account. Commercial customers can use a money market account as overdraft coverage for a checking account.

Merchants' cash management services include investment sweep, line of credit sweep, multiple sweep, and funds concentration. In 2006, Merchants introduced its new overnight cash management sweep program. The product is secured by an overnight repurchase agreement structure which replaced off-balance sheet money market funds and allowed Merchants to retain those cash balances. The repurchase agreements were a favorable funding source for Merchants in 2006.

Merchants introduced Remote Deposit Capture in 2006. This service enables commercial customers to deposit checks electronically into Merchants' checking accounts from their business location.

Merchants offers eLYNX® Online Banking, a commercial banking and bill payment service delivered via the Internet. This product allows businesses to view their account histories, print statements, view check images, order stop payments, transfer between accounts, transmit ACH batches, and order wire transfers. Other miscellaneous commercial banking services include lock box services, night depository, coin and currency handling, and balance reporting services.

COMPETITION

Merchants' competitive landscape continued to change in 2006. Several large credit unions and a mutual savings bank continued to make substantial commitments to new bricks and mortar in Merchants' primary markets. Like most financial institutions in America, Merchants competes with an ever-increasing array of financial service providers. As the national economy moves further toward a concentration of service companies and the overall health of the financial service industry continues to be strong, competitive pressures mount. Merchants competes in Vermont for deposit and loan business with numerous other commercial and savings banks, savings and loan associations, credit unions, and other non-bank financial providers. As of December 31, 2006, there were more than 20 state and national banking institutions operating in Vermont. In addition, the number of non-bank financial service providers competing in Vermont has increased. As a bank holding company and state-chartered commercial bank, Merchants is subject to extensive regulation and supervision, including, in many cases, regulation that limits the type and scope of its activities. The non-bank financial service providers that compete with Merchants may be subject to less restrictive regulation and supervision. Competition from nationally chartered banks, as well as local institutions, continues to be aggressive.

Merchants expects to see continued competitive pressure on its franchise. Merchants is the largest independent bank with offices located exclusively in the state of Vermont. Assertive direct marketing of core financial products continues to result in increased market share, even in mature market areas. Several smaller community banks have continued their commitment to increase their footprints in Merchants' markets. A mutual savings bank headquartered


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

The fact that Merchants is a locally managed, independent bank contributed significantly to the growth in commercial real estate loans during 2006. Several customers cited the local management and decision-making as important considerations when choosing a bank. The fact that several national or regional competitors operate as branches of a much larger company influenced some portion of the market that wanted to bank locally.

From a retail product standpoint, Merchants has seen a significant change in its competitive landscape in the past few years. When Merchants' free checking product was introduced there was only one other competitor with a similar product offering. Since that time all of Merchants' largest competitors have introduced free checking products. Merchants continues to see free checking as the major driver in its new household penetration, but believes the proliferation of competitive offerings available has significantly impacted the rate of growth.

No material part of Merchants' business is dependent upon one, or a few, customers, or upon a particular industry segment, the loss of which would have a material adverse impact on the operations of Merchants.

NUMBER OF EMPLOYEES

As of December 31, 2006, Merchants Bancshares, Inc. had three officers: Joseph L. Boutin, President and Chief Executive Officer; Janet P. Spitler, Chief Financial Officer and Treasurer; and Lisa Razo, Secretary. Effective January 1, 2007, Michael R. Tuttle succeeded Joseph L. Boutin as President and Chief Executive Officer. As of December 31, 2006, Merchants Bank employed 249 full-time and 49 part-time employees and Merchants Trust Company employed 10 full-time employees, representing a combined full time equivalent complement of 285 employees. Merchants Bank and Merchants Trust Company maintain comprehensive employee benefits programs for employees, which provide major medical insurance, hospitalization, dental insurance, long-term and short-term disability insurance, life insurance and a 401(k) Plan. Merchants Bank believes that relations with its employees are good.

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


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

Capital Adequacy and Safety and Soundness

Capital Guidelines. Under the uniform capital guidelines adopted by the Federal banking agencies, in order to be "well capitalized" a financial institution must have a minimum ratio of total capital to risk-adjusted assets of ten percent (including certain off-balance sheet items, such as standby letters of credit), a minimum ratio of Tier 1 capital to total risk-based assets of six percent (comprised of common equity, retained earnings, minority interests in the equity accounts of consolidated subsidiaries and a limited amount of noncumulative perpetual preferred stock, less deductible intangibles), and a minimum leverage ratio of five percent (Tier 1 capital to average quarterly assets, net of goodwill). As of December 31, 2006, Merchants and Merchants Bank were "well capitalized" under the uniform capital guidelines.

Under Federal banking laws, failure to meet the minimum regulatory capital requirements could subject a banking institution to a variety of enforcement remedies available to federal regulatory authorities, including the termination of deposit insurance by the FDIC and seizure of the institution.

Prompt Corrective Action. The Federal Deposit Insurance Corporation Improvement Act of 1991 (as amended) (the "FDICIA") provides the Federal banking agencies with broad powers to take prompt corrective action to resolve problems of insured depository institutions, depending upon a particular institution's level of capital. The FDICIA establishes five tiers of capital measurement for regulatory purposes ranging from "well capitalized" to "critically undercapitalized." A depository institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position under certain circumstances. As of December 31, 2006, Merchants Bank was classified as "well capitalized" under the applicable prompt corrective action regulations.

Under the FDICIA a depository institution that is "well capitalized" may accept brokered deposits. A depository institution that is adequately capitalized may accept brokered deposits only if it obtains the approval of the FDIC, and may not offer interest rates on deposits "significantly higher" than the prevailing rate in its market. An "undercapitalized" depository institution may not accept brokered deposits. Merchants had $11.19 million in brokered deposits at December 31, 2006.

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

Deposit Insurance. The Federal Deposit Insurance Reform Act of 2005, which was signed into law on February 8, 2006, gave the FDIC increased flexibility in assessing premiums on banks and savings associations to pay for deposit insurance and in managing its deposit insurance reserves. During 2006, the FDIC adopted rules to implement its new authority to set deposit insurance premiums. Under these regulations, all insured depository institutions pay a base rate, which may be adjusted annually up to 3 basis points by the FDIC, and an additional assessment based on the risk of loss to the Deposit Insurance Fund posed by that institution. For institutions that have a long-term public debt rating, the risk assessment is based on its debt rating and the components of its supervisory rating. For institutions such as Merchants that do not have a long-term public debt rating, the risk assessment is based on certain measurements of its financial condition and its supervisory ratings. Assessment rates set by the FDIC effective January 1, 2007 will range from 5 to 43 basis points. The reform legislation also provided a credit to insured institutions based on the amount of their insured deposits at year-end 1996 which will offset the premiums assessed. Merchants Bank's credit of $693 thousand is expected to offset its 2007 deposit insurance assessment and at least a portion of its 2008 assessment.

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

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

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002, signed into law July 30, 2002, addresses, among other issues, corporate governance, auditor independence and accounting standards, executive compensation, insider loans, whistleblower protection and enhanced and timely disclosure of corporate information. The SEC has adopted a substantial number of implementing rules, and the National Association of Securities Dealers, Inc. has adopted corporate governance rules applicable to Merchants that have been approved by the SEC. The changes are intended to allow shareholders to monitor more effectively the performance of companies and management.

As directed by Section 302(a) of the Sarbanes-Oxley Act of 2002, Merchants' chief executive officer and chief financial officer are each required to certify that Merchants' quarterly and annual reports do not contain any untrue statement of a material fact, or omit to state a material fact to make the statements made not misleading. This requirement has several parts, including certification that these officers are responsible for establishing and maintaining Merchants' disclosure controls and procedures and internal control over financial reporting and evaluating the effectiveness of such disclosure controls and procedures. The officers certify that they have made certain disclosures to Merchants' auditors and the Audit Committee of the board of directors about Merchants' internal control over financial reporting and evaluating the effectiveness of such disclosure controls and procedures. In addition, the officers also certify that they have disclosed in this report any change in the registrant's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

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

Available Information

Merchants files annual, quarterly, and current reports, proxy statements, and other documents with the SEC under the Exchange Act. The public may read and copy any materials that Merchants has filed with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Room 2521, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers, including Merchants, that file electronically with the SEC. The public can obtain any documents that Merchants has filed with the SEC at http://www.sec.gov.


Merchants also makes available free of charge on or through its Internet website (http://www.mbvt.com) its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act, as soon as reasonably practicable after Merchants electronically files such materials with or furnishes them to the SEC. Merchants also makes all filed insider transactions available through its website free of charge. In addition, Merchants' Audit Committee and Nominating and Governance Committee Charters as well as its Code of Ethics Policy for Senior Financial Officers are available free of charge on its website.

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

(iv)

the fact that at December 31, 2006, approximately 47% of Merchants' loan portfolio was comprised of commercial and commercial real estate loans with some relationships exceeding ten million dollars, exposing Merchants to the risks inherent in financings based upon analyses of credit risk, the value of underlying collateral, including real estate, and other more intangible factors, which are considered in making commercial loans;

(v)

the fact that at December 31, 2006, approximately 88% of Merchants' loan portfolio was comprised of residential real estate and commercial real estate loans, exposing Merchants to the risks inherent in financings based upon analyses of credit risk and the value of underlying collateral. Accordingly, Merchants' profitability may be negatively impacted by errors in risk analyses, by loan defaults, and the ability of certain borrowers to repay such loans may be adversely affected by any downturn in general economic conditions;

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

(ix)	the fact that Merchants' customers conduct their business within global financial systems, which may subject Merchants' customers' data to potential risks or weaknesses within those systems; and

(x)	the fact that Merchants actively evaluates acquisition and other expansion opportunities and strategies, the implementation of which could affect Merchants' financial performance.

ITEM 1B - UNRESOLVED STAFF COMMENTS

Merchants has no unresolved comments from the SEC staff.

ITEM 2 - PROPERTIES

As of December 31, 2006, Merchants operated 36 full-service banking offices, and 43 ATMs throughout the state of Vermont. Merchants' headquarters are located in Merchants' service center at 275 Kennedy Drive, South Burlington, Vermont, which also houses Merchants' operations and administrative offices and Merchants Trust Company.

Merchants leases certain premises from third parties under current market terms and conditions. The offices of all subsidiaries are in good physical condition with modern equipment and facilities considered adequate to meet the banking needs of customers in the communities served. Additional information relating to Merchants' properties is set forth in Note 4 to the consolidated financial statements included in Item 8 of this 2006 Annual Report on Form 10-K.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of calendar year 2006 no matters were submitted to a vote of security holders through a solicitation of proxies or otherwise.

PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS
AND ISSUER PURCHASES OF EQUITY SECURITIES

The common stock of Merchants is traded on the NASDAQ National Stock Market under the trading symbol MBVT. Quarterly stock prices and dividends per share paid for each quarterly period during the last two years were as follows:

Dividends
Quarter Ended	High	Low	Paid

December 31, 2006	$24.00	$19.95	$0.28
September 30, 2006	24.92	23.35	0.28
June 30, 2006	24.55	23.45	0.28
March 31, 2006	25.11	23.35	0.28
December 31, 2005	26.61	23.85	0.27
September 30, 2005	28.35	25.60	0.27
June 30, 2005	27.25	25.78	0.27
March 31, 2005	29.00	25.30	0.27

High and low stock prices are based upon quotations as provided by the National Association of Securities Dealers, Inc. Prices of transactions between private parties may vary from the ranges quoted above.

Performance Graph

The line-graph presentation below compares cumulative five-year shareholder returns with the NASDAQ Banks and the Russell 2000 Index. The comparison assumes the investment, on 12/31/2001, of $100 in Merchants' Common Stock and each of the foregoing indices and reinvestment of all dividends.

Company/Index/Market	2001	2002	2003	2004	2005	2006

Merchants	100.00	97.58	137.31	157.89	136.23	136.10
NASDAQ Banks	100.00	101.77	130.39	144.46	142.43	158.65
Russell 2000 Index	100.00	78.42	114.00	133.94	138.40	162.02

The graph and related information furnished under Part II Item 5 of this Form 10-K shall not be deemed to be "soliciting material" or to be "filed" with the SEC, or subject to Regulation 14A or 14C (17 CFR 240.14a-1-240.14a-104 or 240.14c-101), other than as provided in Item 201 of Regulation S-K, or to the liabilities of section 18 of the Exchange Act, as amended, except to the extent that Merchants specifically requests that such information be treated as soliciting material. Such information shall not be incorporated by reference into any future filing under the Securities Act or Exchange Act, each as amended, except to the extent that Merchants specifically incorporates it by reference into such filing.

Securities Authorized for Issuance under Equity Compensation Plans

Merchants maintains two equity compensation plans: the Deferred Compensation Plan for Non-Employee Directors (the "deferred compensation plan") and the Long Term Incentive/Stock Option Plan (the "stock option plan"). Each of these plans has been approved by Merchants' stockholders. The following table includes information as of December 31, 2006 about these plans which provide for the issuance of common stock in connection with the exercise of stock options and other share-based awards.

Period	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column)

Equity Compensation Plans Approved by Security Holders	165,856(a)	$19.09(b)	316,004

Equity Compensation Plans Not Approved by Security Holders	--	--	--

Total	165,856	$19.09	316,004

(a)	This number does not include an aggregate of 323,038 shares then outstanding under the deferred compensation plan.
(b)	This price reflects the weighted-average exercise price of outstanding stock options.

Purchases of Issuer Equity Securities by the Issuer
The following table provides information with respect to purchases Merchants made of its common stock during the three months ended December 31, 2006:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

October 1 - 31, 2006	--	$ --	--	106,858
November 1- 30, 2006	34,528	23.61	34,528	72,330
December 1 - 31, 2006	39,041	23.56	39,041	33,289

Total	73,569	23.58	73,569	--

In October 2005 Merchants' Board of Directors approved a stock repurchase program. The Board of Directors voted to extend the program through October 2007 at its October 2006 meeting. Under the program, Merchants is authorized to repurchase up to 200,000 shares of its common stock. Through December 31, 2006 Merchants has purchased 166,711 shares of its common stock on the open market under the program, at an average per share price of $23.94.

In January 2007, Merchants' Board of Directors approved a new program, pursuant to which Merchants may repurchase 200,000 shares of its common stock on the open market from time to time through January 2008. The new program will commence when there are no shares remaining under the previous stock repurchase program.

As of January 31, 2007, Merchants had 977 registered shareholders. Merchants declared and distributed dividends totaling $1.12 per share during 2006. In January 2007 Merchants declared a dividend of $0.28 per share, which was paid on February 15, 2007, to shareholders of record as of February 1, 2007. Future dividends will depend upon the financial condition and earnings of Merchants and its subsidiaries, its need for funds and other factors, including applicable government regulations.

American Stock Transfer & Trust Company provides transfer agent services for Merchants. Inquiries may be directed to: American Stock Transfer & Trust Company, 59 Maiden Lane, New York, New York, 10038, telephone: 1-800-937-5449, Internet address: http://www.amstock.com, or email: info@amstock.com.

ITEM 6 - SELECTED FINANCIAL DATA

The supplementary financial data presented in the following tables contain information highlighting certain significant trends in Merchants' financial condition and results of operations over an extended period of time.

The following information should be analyzed in conjunction with Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations and with the audited consolidated financial statements included in Item 8 of this 2006 Annual Report on Form 10-K.

Merchants Bancshares, Inc.
Five Year Summary of Financial Data

	At or For the Years Ended December 31,
(In thousands except per share data)	2006	2005	2004	2003	2002

Results for the Year
Interest and Dividend Income	$61,997	$53,809	$47,432	$45,561	$48,350
Interest Expense	23,289	13,874	7,876	7,933	11,016

Net Interest Income	38,708	39,935	39,556	37,628	37,334
Provision for Loan Losses	--	--	--	--	(945)

Net Interest Income after Provision for Loan Losses	38,708	39,935	39,556	37,628	38,279

Noninterest Income	7,378	7,271	7,241	7,955	7,337
Noninterest Expense	31,914	31,553	30,793	29,619	28,182

Income before Income Taxes	14,172	15,653	16,004	15,964	17,434
Provision for Income Taxes	3,301	3,751	4,071	4,372	4,817

Net Income	$10,871	$11,902	$11,933	$11,592	$12,617

Share Data

Basic Earnings per Common Share	$1.73	$1.88	$1.91	$1.87	$2.05
Diluted Earnings per Common Share	$1.73	$1.87	$1.90	$1.86	$2.02
Cash Dividends Declared per Common Share	$1.12	$1.08	$5.58	$1.04	$0.96
Weighted Average Common Shares Outstanding	6,275,709	6,318,524	6,225,417	6,183,919	6,163,546
Period End Common Shares Outstanding	5,873,290	5,976,287	5,973,695	5,931,723	5,925,082
Year-end Book Value	$11.87	$11.11	$10.91	$14.55	$13.97
Year-end Book Value (1)	$11.25	$10.55	$10.44	$13.93	$13.39

Key Performance Ratios

Return on Average Shareholders' Equity	16.24%	18.26%	13.81%	13.75%	15.73%
Return on Average Assets	0.98%	1.13%	1.17%	1.28%	1.54%
Tier 1 Leverage Ratio	8.24%	8.54%	8.09%	8.70%	9.17%
Allowance for Loan Loss to Total Loans at Year-end (2)	1.00%	1.17%	1.29%	1.40%	1.71%
Nonperforming Loans as a Percentage of Total Loans	0.39%	0.39%	0.57%	0.39%	0.75%
Net Interest Margin	3.69%	4.03%	4.15%	4.43%	4.86%

Average Balances

Total Assets	$1,110,701	$1,053,861	$1,016,618	$905,098	$819,886
Earning Assets	1,050,123	990,495	954,428	849,366	768,887
Loans	648,713	589,408	581,259	536,095	479,253
Investments	394,611	400,268	372,005	304,748	264,730
Total Deposits	857,022	843,952	822,828	781,927	728,801
Shareholders' Equity	66,959	65,179	86,396	84,332	80,219

At Year-End

Total Assets	$1,136,958	$1,075,236	$1,032,405	$969,902	$854,495
Gross Loans	689,283	605,926	584,332	568,997	495,588
Allowance for Loan Losses (2)	6,911	7,083	7,512	7,954	8,497
Investments	339,573	390,460	376,547	340,337	270,215
Deposits	877,352	854,576	834,164	808,083	755,274
Shareholders' Equity	69,697	66,397	65,184	86,313	82,758

(1)	This book value includes 323,038, 314,602, 270,015, 264,330, and 253,356 shares held in Rabbi Trusts for deferred compensation plans for directors for 2006, 2005, 2004, 2003, and 2002, respectively.
(2)	Effective March 31, 2006 Merchants transferred the portion of the allowance for loan losses related to undisbursed lines of credit to other liabilities.

Merchants Bancshares, Inc.
Summary of Quarterly Financial Information
(Unaudited)

(In thousands except per share data)	2006					2005

	Q4	Q3	Q2	Q1	Year	Q4	Q3	Q2	Q1	Year

Interest and Dividend Income	$16,246	$15,937	$15,279	$14,535	$61,997	$14,105	$13,641	$13,285	$12,778	$53,809
Interest Expense	6,485	6,075	5,823	4,906	23,289	4,143	3,604	3,363	2,764	13,874

Net Interest Income	9,761	9,862	9,456	9,629	38,708	9,962	10,037	9,922	10,014	39,935
Noninterest Income	1,924	1,531	2,057	1,866	7,378	1,742	1,892	1,883	1,754	7,271
Noninterest Expense	7,970	7,962	8,040	7,942	31,914	7,850	7,933	7,814	7,956	31,553

Income before Income Taxes	3,715	3,431	3,473	3,553	14,172	3,854	3,996	3,991	3,812	15,653
Provision for Income Taxes	883	785	802	831	3,301	925	980	934	912	3,751

Net Income	$ 2,832	$ 2,646	$ 2,671	$ 2,722	$10,871	$ 2,929	$ 3,016	$ 3,057	$ 2,900	$11,902

Basic Earnings Per Share	$ 0.45	$ 0.42	$ 0.42	$ 0.43	$ 1.73	$ 0.46	$ 0.48	$ 0.48	$ 0.46	$ 1.88
Diluted Earnings Per Share	0.45	0.42	0.42	0.43	1.73	0.46	0.47	0.48	0.46	1.87

Cash Dividends Declared and Paid Per Share	$ 0.28	$ 0.28	$ 0.28	$ 0.28	$ 1.12	$ 0.27	$ 0.27	$ 0.27	$ 0.27	$ 1.08

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES

Management's discussion and analysis of Merchants' financial condition and results of operations is based on the consolidated financial statements which are prepared in accordance with accounting principles generally accepted in the United States. The preparation of such consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Management evaluates its estimates on an ongoing basis. Management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis in making judgments about financial statement amounts. Actual results could differ from the amount derived from management's estimates and assumptions under different assumptions or conditions.

Merchants' significant accounting policies are described in more detail in Note 1 to the consolidated financial statements included in Item 8 of this Form 10-K. Management believes the following accounting policies are the most critical to the preparation of the consolidated financial statements.

Allowance for Credit Losses: The allowance for credit losses ("Allowance") includes the allowance for loan losses and the reserve for undisbursed lines of credit. The Allowance, which is established through the provision for credit losses, is based on management's evaluation of the level of allowance required in relation to the estimated loss exposure in the loan portfolio and undisbursed lines of credit. Management believes the Allowance is a significant estimate and therefore evaluates it for adequacy each quarter. Management considers factors such as previous loss experience, the size and composition of the loan portfolio, current economic and real estate market conditions, the performance of individual loans in relation to contract terms, and estimated fair value of collateral that secures the loans. The use of different estimates or assumptions could produce a different Allowance.

Income Taxes: Merchants estimates its income taxes for each period for which a statement of income is presented. This involves estimating Merchants' actual current tax exposure, as well as assessing temporary differences resulting from differing timing of recognition of expenses, income and tax credits, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in Merchants consolidated balance sheets. Merchants must also assess the likelihood that any deferred tax assets will be recovered from future taxable income and, to the extent that recovery is not likely, a valuation allowance must be established. Significant management judgment is required in determining income tax expense, and deferred tax assets and liabilities. As of December 31, 2006 no valuation allowance for deferred tax assets was deemed necessary by management.

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

GENERAL

The following discussion and analysis of financial condition and results of operations of Merchants and its subsidiaries for the three years ended December 31, 2006 should be read in conjunction with the Consolidated Financial Statements and Notes thereto and selected statistical information appearing elsewhere in this Form 10-K. The information about asset yields, interest rate spreads and net interest margins is discussed on a fully taxable equivalent basis. The financial condition and results of operations Merchants essentially reflect the operations of its principal subsidiary, Merchants Bank. Certain statements contained in this section constitute "Forward-Looking Statements" and are subject to certain risks and uncertainties described in this 10-K under the heading "Forward-Looking Statements".

RESULTS OF OPERATIONS

Merchants realized net income of $10.87 million, $11.90 million and $11.93 million for the years ended December 31, 2006, 2005 and 2004, respectively. Basic earnings per share were $1.73, $1.88 and $1.91 and diluted earnings


per share were $1.73, $1.87 and $1.90 for the years ended December 31, 2006, 2005 and 2004, respectively. Merchants declared and distributed total dividends of $1.12, $1.08 and $5.58 per share during 2006, 2005 and 2004, respectively. In January 2007, Merchants declared a dividend of $.28 per share, which was paid on February 15, 2007, to shareholders of record as of February 1, 2007.

Net income as a percentage of average equity capital was 16.24%, 18.26% and 13.81% for 2006, 2005 and 2004, respectively. Net income as a percentage of average assets was .98%, 1.13% and 1.17% in 2006, 2005 and 2004, respectively.

Net Interest Income

2006 compared with 2005

Merchants' net interest income on a taxable equivalent basis for 2006 was $38.74 million, a decrease of $1.22 million from net interest income for 2005 of $39.96 million. Merchants continued to experience decreases in its net interest margin as the spread between the yield on interest earning assets and the cost of interest bearing liabilities has continued to shrink. Merchants' margin compression is reflective of the sustained flat to inverted yield curve environment during the last 15-18 months. During 2006 the federal funds rate increased by 100 basis points, while the ten-year Treasury increased by 34 basis points. The net interest margin for 2006 was 3.69%, compared to 4.03% for 2005. As shown in the following table, the average rate paid on Merchants' interest bearing liabilities increased 93 basis points to 2.54% for 2006, from 1.61% for 2005. Merchants' non-deposit funding sources experienced the largest rate increase during 2006, increasing 117 basis points to 4.76% for 2006 from 3.59% for 2005. The average rate paid on interest bearing deposits increased 75 basis points to 1.99% for 2006 from 1.24% for 2005. At the same time the average rate earned on Merchants' interest earning assets increased by 47 basis points to 5.91% for 2006, compared to 5.44% for 2005. The average rate earned on the loan portfolio increased 48 basis points to 6.70% from 6.22%, and the average rate earned on the investment portfolio increased 32 basis points to 4.61% from 4.29%. Although asset yields continued to rise in response to higher short-term market rates, funding costs increased further due to deposit pricing pressure and higher cost borrowings.

As shown in the following table, Merchants was able to compensate for some of the margin compression through overall balance sheet growth, as well as a shift in the make up of the bank's asset mix. Average interest earning assets increased by $59.63 million during 2006, while most of the growth occurred in the loan portfolio; average loans for 2006 grew by $59.30 million to $648.71 million from $589.41 million. Merchants made the decision, in mid-2006, to discontinue further investment in its securities portfolio; Merchants also sold $23 million in securities during the fourth quarter. As a result, the average investment portfolio for 2006 decreased by $5.66 million to $394.61 million from $400.27 million for 2005. The benefit of the shift from investments to loans was mitigated by the continued migration in the loan portfolio toward fixed rate from variable rate loans during the year. At December 31, 2006 the variable rate portion of the commercial and commercial mortgage portfolio had decreased to 42% from 62% at year end 2005, impacting Merchants' ability to take advantage of rising short-term rates during 2006. Additionally, $82.72 million of Merchants' commercial loans and commercial mortgages have interest rate caps, and $51.65 million of those loans have reached their caps. Average interest bearing deposits grew $10.93 million during 2006. Following national trends, balances have continued to shift from lower cost money market and other transaction accounts to time deposits. Time deposits at December 31, 2006 made up 36% of total deposits compared to 29% of total deposits at December 31, 2005. Merchants' deposit growth during 2006 was concentrated in its short-term CD specials, which have an average cost at year end of approximately 4.67%. Merchants faces aggressive competition from other banks in the marketplace to raise rates on deposits, particularly in the time deposit area. Merchants also had success with its new overnight cash management sweep program during the year. The product is secured by an overnight repurchase agreement, and is priced favorably when compared to comparable short-term Federal Home Loan Bank of Boston ("FHLB") borrowings. Year-end balances in this product were $86.55 million.

Merchants closed its private placement of an aggregate of $20 million of trust preferred securities on December 15, 2004. The securities bear interest for five years at a fixed rate of 5.95%, and after five years, the rate adjusts quarterly at a fixed spread over three month LIBOR. The impact on net interest income for 2006 and 2005 from the additional interest expense was $1.19 million per year.

2005 compared with 2004

Net interest income on a tax equivalent basis for the full year 2005 was $39.96 million, a $400 thousand increase over net interest income for 2004 of $39.56 million. The net interest margin for 2005 was 4.03%, compared to 4.15% for 2004. The average rate paid on Merchants' interest bearing liabilities increased 63 basis points to 1.61% for 2005, compared to 0.98% for 2004. At the same time the average rate earned on Merchants' interest earning assets increased by 47 basis points to 5.44% for 2005, compared to 4.97% for 2004. Merchants' non-core funding sources experienced the largest rate increases during 2005. Merchants has used alternative non-core funding sources, and borrowed $20 million in a structured repurchase agreement during December 2005. The cost of this funding will be reduced by the cash flows from an embedded floor if short-term rates start to decrease. Merchants compensated for some of the spread compression by growing its overall balance sheet; average interest earning assets have increased by $36.07 million to $990.50 million from $954.43 million.

Merchants' average loan portfolio increased $8.15 million to $589.41 million for 2005 compared to 2004. The average rate on the portfolio increased 59 basis points to 6.22%. This increase was driven primarily by increased rates on prime-based loans, and by new loans being originated at overall higher interest rates. Merchants experienced a shift from prime-based variable rate loans to fixed rate loans during 2005 as short-term rates continued to rise. At December 31, 2005 the variable rate portion of total commercial and commercial mortgage loans decreased to approximately 62% from approximately 81% at December 31, 2004. Absent this shift in the portfolio Merchants would have seen a larger overall increase in the average rate earned on its loan portfolio. Merchants was able to control increases in its deposit costs during 2005, and the average rate paid on interest bearing deposits increased by only 38 basis points to 1.24% for 2005. However, deposit rate movements during the fourth quarter of 2005 were more aggressive than during the earlier part of the year, and the average rate paid on interest bearing deposits for the fourth quarter of 2005 was 67 basis points higher than the same quarter in 2004.

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

The following table presents the condensed annual average balance sheets for 2006, 2005 and 2004. The total dollar amount of interest income from assets and the related yields are calculated on a taxable equivalent basis:

Merchants Bancshares, Inc. Distribution of Assets, Liabilities and Stockholders' Equity; Interest Rates and Net Interest Margin

	2006			2005			2004

Taxable Equivalent (In thousands)	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate

ASSETS:
Investment Securities: (a)
U.S. Treasury and Agencies	$162,029	$ 7,790	4.81%	$ 152,751	$ 6,979	4.57%	$ 149,056	$ 6,746	4.53%
Other, Including FHLB Stock	232,582	10,407	4.47%	247,517	10,182	4.11%	222,949	7,947	3.56%

Total Investment Securities	394,611	18,197	4.61%	400,268	17,161	4.29%	372,005	14,693	3.95%

Loans, Including Fees on Loans:
Commercial	80,620	6,161	7.64%	85,795	5,768	6.72%	93,883	5,618	5.98%
Real Estate	560,942	36,877	6.57%	496,134	30,484	6.14%	479,497	26,698	5.57%
Consumer	7,151	439	6.13%	7,479	403	5.39%	7,879	431	5.47%

Total Loans (b) (c)	648,713	43,477	6.70%	589,408	36,655	6.22%	581,259	32,747	5.63%

Federal Funds Sold, Securities Sold under Agreements to Repurchase and Interest Bearing Deposits with Banks	6,799	354	5.21%	819	21	2.61%	1,164	15	1.29%

Total Earning Assets	1,050,123	62,028	5.91%	990,495	53,837	5.44%	954,428	47,455	4.97%

Allowance for Loan Losses	(6,840)			(7,391)			(7,990)
Cash and Due From Banks	35,750			38,139			38,495
Premises and Equipment	12,280			12,418			13,115
Other Assets	19,388			20,200			18,570

Total Assets	$1,110,701			$1,053,861			$1,016,618

LIABILITIES AND SHAREHOLDERS' EQUITY:
Interest Bearing Deposits:
Savings, Money Market & NOW Accounts	$ 458,337	$ 5,191	1.13%	$ 505,303	$ 3,940	0.78%	$ 515,372	$ 2,616	0.51%
Time Deposits	278,085	9,478	3.41%	220,190	5,061	2.30%	192,895	3,454	1.79%

Total Interest Bearing Deposits	736,422	14,669	1.99%	725,493	9,001	1.24%	708,267	6,070	0.86%

Federal Home Loan Bank short-term borrowings	43,911	2,142	4.88%	44,278	1,482	3.35%	52,649	754	1.43%

Securities sold under agreements to repurchase and other short-term debt	43,318	1,918	4.43%	1,137	35	3.08%	743	8	1.08%
Securities sold under agreements to repurchase, long-term
	20,000	1,106	5.53%	214	11	5.15%	-	-	-
Other Long-term Debt	53,397	2,264	4.24%	70,599	2,155	3.05%	40,974	994	2.43%

Junior Subordinated Debentures Issued to Unconsolidated Subsidiary Trust	20,619	1,190	5.77%	20,619	1,190	5.77%	811	50	6.17%

Total Interest Bearing Liabilities	917,667	23,289	2.54%	862,340	13,874	1.61%	803,444	7,876	0.98%

Demand Deposits	120,600			118,459			114,561
Other Liabilities	5,475			7,883			12,217
Shareholders' Equity	66,959			65,179			86,396

Total Liabilities & Shareholders' Equity	$1,110,701			$1,053,861			$1,016,618

Net Interest Income (b)		$38,739			$39,963			$39,579

Tax Equivalent Adjustment		(31)			(28)			(23)

Net interest income per book		$38,708			$39,935			$39,556

Yield Spread			3.37%			3.83%			3.99%

Net Interest Margin			3.69%			4.03%			4.15%

(a)	Available for sale securities are included at fair value, held to maturity securities are included at amortized cost.
(b)	Tax exempt interest has been converted to a tax equivalent basis using the Federal tax rate of 35%.
(c)	Includes principal balance of non-accrual loans and fees on loans.


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

Merchants Bancshares, Inc.
Analysis of Changes in Fully Taxable Equivalent Net Interest Income

2006 vs 2005

				Due to

			Increase			Volume/
(In thousands)	2006	2005	(Decrease)	Volume	Rate	Rate

Fully Taxable Equivalent Interest Income:
Loans	$43,477	$36,655	$6,822	$3,687	$ 2,848	$ 287
Investments	18,197	17,161	1,036	(243)	1,297	(18)
Federal Funds Sold, Securities Sold under Agreements to Repurchase and Interest Bearing Deposits with Banks	354	21	333	156	21	156

Total Interest Income	62,028	53,837	8,191	3,600	4,166	425

Less Interest Expense:
Savings, Money Market & NOW Accounts	5,191	3,940	1,251	(366)	1,783	(166)
Time Deposits	9,478	5,061	4,417	1,331	2,444	642
Federal Home Loan Bank short-term borrowings	2,142	1,482	660	(12)	677	(5)
Securities sold under agreements to repurchase and other short-term debt	1,918	35	1,883	1,299	15	569
Securities sold under agreements to repurchase, long-term	1,106	11	1,095	1,019	1	75
Other Long-term Debt	2,264	2,155	109	(525)	839	(205)
Junior Subordinated Debentures Issued to Unconsolidated Subsidiary Trust	1,190	1,190	--	--	--	--

Total Interest Expense	23,289	13,874	9,415	2,746	5,759	910

Net Interest Income	$38,739	$39,963	$(1,224)	$ 854	$(1,593)	$(485)

	2005 vs 2004

				Due to

			Increase			Volume/
(In thousands)	2005	2004	(Decrease)	Volume	Rate	Rate

Fully Taxable Equivalent Interest Income:
Loans	$36,655	$32,747	$ 3,908	$ 459	$ 3,401	$ 48
Investments	17,161	14,693	2,468	1,116	1,257	95
Federal Funds Sold, Securities Sold under Agreements to Repurchase and Interest Bearing Deposits with Banks	21	15	6	(4)	15	(5)

Total Interest Income	53,837	47,455	6,382	1,571	4,673	138

Less Interest Expense:
Savings, Money Market & NOW Accounts	3,940	2,616	1,324	(51)	1,402	(27)
Time Deposits	5,061	3,454	1,607	488	980	139
Federal Home Loan Bank short-term borrowings	1,482	754	728	(120)	1,008	(160)
Securities sold under agreements to repurchase and other short-term debt	35	8	27	4	15	8
Securities sold under agreements to repurchase, long-term	11	--	11	--	--	11
Other Long-term Debt	2,155	994	1,161	720	256	185
Junior Subordinated Debentures Issued to Unconsolidated Subsidiary Trust	1,190	50	1,140	1,221	(3)	(78)

Total Interest Expense	13,874	7,876	5,998	2,262	3,658	78

Net Interest Income	$39,963	$39,579	$ 384	$ (691)	$ 1,015	$60

Provision for Credit Losses

No provision for credit losses was recorded during 2006, 2005 or 2004. This is primarily a result of Merchants continued strong asset quality, and the fact that Merchants experienced net recoveries during 2006 totaling $198 thousand compared to net charge-offs of $429 thousand during 2005. The Allowance is comprised of the allowance for loan losses and the reserve for undisbursed lines of credit. Effective March 31, 2006, Merchants transferred the portion of the allowance for loan losses related to undisbursed lines of credit to other liabilities. The Allowance is reviewed by management at least quarterly and continues to be deemed adequate under current market conditions. At December 31, 2006 the allowance for loan losses was $6.91 million, 1.00% of total loans and 256% of nonperforming loans, compared to $7.08 million, 1.17% of total loans and 300% of nonperforming loans at December 31, 2005. Merchants expects that, as the loan portfolio continues to grow, additions to the Allowance in the form of provisions for loan losses will be necessary. For a more detailed discussion of Merchants' Allowance and nonperforming assets, see "Credit Quality and Allowance for Credit Losses."

NONINTEREST INCOME AND EXPENSES

Noninterest income

2006 compared to 2005

Total noninterest income increased $107 thousand to $7.38 million for 2006 from $7.27 million for 2005. Losses recognized on investment securities totaled $464 thousand for 2006, compared to $32 thousand for 2005. Excluding losses on investments, total noninterest income increased $539 thousand year-over-year. Trust company income was $111 thousand higher for 2006 than 2005, a result of overall growth in relationships and market gains during 2006. The category Service Charges on Deposits increased $144 thousand for 2006 compared to 2005. This increase is primarily a result of increased overdraft service charges during 2006. These increased overdraft charges were partially offset by decreased monthly checking service charges. Additionally, cash management sweep fees decreased during 2006. Merchants no longer uses an outside provider for its cash management sweep investment and instead directs those balances to its new repurchase program discussed previously, resulting in decreases in cash management sweep fees received from that external provider. Additionally, Merchants reduced the sweep fee charged to its customers to a more competitive level. Other noninterest income increased $241 thousand for 2006 compared to 2005, primarily a result of increases in Merchants' net ATM and debit card revenue. Merchants' growth in transaction accounts and high retention rate of existing accounts has been a key contributor to these increases. These categories continued to increase during 2006 when compared to 2005, but at a slower pace.

Merchants' equity in losses of real estate limited partnerships was slightly lower at $1.67 million for 2006 compared to $1.71 million for 2005. Merchants accounts for its investment in these partnerships using the equity method. Losses generated by the partnerships are recorded as a reduction in Merchants' investments in the Consolidated Balance Sheets and as a reduction of noninterest income in the Consolidated Statements of Income. Tax credits generated by the partnerships are recorded as a reduction in the income tax provision. Merchants finds these investments attractive because they provide a high targeted internal rate of return, and provide an opportunity to invest in affordable housing in the communities in which Merchants does business.

2005 compared to 2004

Total noninterest income was flat at $7.27 million for 2005 compared to $7.24 million for 2004. Net losses on sales of investments totaled $32 thousand for 2005, compared to a net gain of $49 thousand for 2004. Excluding gains and losses on sales of investments and equity in losses of real estate limited partnerships, total noninterest income increased $78 thousand year-over-year. The category Service Charges on Deposits decreased $381 thousand when comparing 2005 to 2004. This decrease is primarily a result of decreased monthly checking service charges; and an increase in the cost of internet banking, which is classified as an offset to service charge revenue. Other noninterest income increased $354 thousand when comparing 2005 to 2004, primarily due to increases in net ATM and debit card income.

Noninterest expense

2006 compared to 2005

Merchants continued to focus on expense control during 2006; total noninterest expense increased by $361 thousand, or 1.14%, to $31.91 million for 2006 from $31.55 million for 2005. Salaries and wages decreased slightly


from 2005 to 2006. This change was the result of a high number of vacant positions during the first half of 2006, the outsourcing of the item processing function during mid-2005 and decreases in estimated incentive payouts as a result of decreased profitability. These factors helped to offset the effect of normal salary increases. Included in 2006 salaries is staffing related to Merchants' newest full service branch in Waterbury, VT which opened in late September 2006. Employee benefits expense increased $301 thousand for the full year 2006 compared to 2005, primarily a result of increased pension expenses for 2006. Merchants' health and group insurance expense increased 10% over 2005. Merchants transitioned to a high deductible, consumer driven health plan starting at the beginning of 2006 to help manage its future health care cost increases.

Legal and professional fees were $2.43 million for 2006, a $320 thousand increase over 2005. The outsourcing of the item processing function mentioned previously resulted in decreases in salaries and benefits, as well as occupancy and equipment expenses, and resulted in an increase in professional fees.

2005 compared to 2004

Total noninterest expense increased $760 thousand, or 2.5%, to $31.55 million from $30.79 million for 2005, compared to 2004. Salaries and benefits expense increased less than 1% for all of 2005, compared to 2004. On July 1, 2005 Merchants transitioned its item processing function to an outside provider. Salary and benefits savings related to this change totaled approximately $185 thousand for 2005. Additionally, occupancy and equipment expenses decreased slightly for 2005 compared to 2004 as the transition to an outside service provider for item processing reduced this line item by $197 thousand. Legal and professional fees increased $381 thousand when comparing 2005 to 2004, primarily a result of fees paid to the item processing service provider which totaled $347 thousand for 2005.

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

Income Taxes

Merchants recognized $1.65 million, $1.70 million and $1.60 million, respectively, during 2006, 2005 and 2004 in low-income housing tax credits as a reduction in the provision for income taxes; this resulted in an effective tax rate of 23%, 24% and 25% for 2006, 2005 and 2004, respectively. As of December 31, 2006, Merchants has a net deferred tax liability of approximately $449 thousand arising from temporary differences between Merchants' book and tax reporting. This net deferred tax liability is included in Other Liabilities in the Consolidated Balance Sheets.

BALANCE SHEET ANALYSIS

Merchants' year-end total assets increased $61.72 million, or 5.74%, to $1.14 billion from $1.08 billion during 2006, while Merchants' average earning assets increased by $59.63 million, or 6.00%, to $1.05 billion at December 31, 2006 from $990.5 million at December 31, 2005.

Loans

Merchants achieved strong loan growth in 2006. Gross loans at December 31, 2006 increased $83.36 million, or 13.76%, to $689.28 million at December 31, 2006 from $605.93 million at December 31, 2005. The composition of Merchants' loan portfolio, net of deferred loan fees of $95.20 thousand, $275.27 thousand, $496.95 thousand, $674.45 thousand and $679.27 thousand for 2006, 2005, 2004, 2003 and 2002, respectively, is shown in the following table:

	As of December 31,
Type of Loan	2006	2005	2004	2003	2002

	(In thousands)
Commercial, Financial &
Agricultural	$ 73,512	$ 71,912	$ 82,644	$ 84,698	$ 93,856
Real Estate - Residential	323,885	293,158	265,306	263,538	206,231
Real Estate - Commercial	250,526	208,049	209,333	200,494	179,156
Real Estate - Construction	33,167	25,942	19,354	12,536	9,154
Installment	7,133	6,345	7,016	6,726	6,663
All Other Loans	1,060	520	679	1,005	528

	$689,283	$605,926	$584,332	$568,997	$495,588

The majority of loan growth occurred in residential real estate, commercial real estate and construction loans. Residential real estate loans grew $30.73 million, or 10.48%, during 2006 as borrowers continued to take advantage of low long term interest rates. Commercial real estate loans grew $42.48 million, or 20.42%, primarily due to Merchants acquiring new borrowing clients as the result of long term sales efforts, consolidation and changes within certain bank competitors, and acceptance of Merchants commercial loan offerings and business model. Specifically, Merchants provides local decision making, access to senior management and rapid response time to commercial loan applicants and borrowers. These factors are critical to commercial clients and resulted in an increase in Merchants' commercial loan portfolio in 2006. Lastly, construction loans grew $7.23 million, or 27.85%, as Merchants financed several large construction projects in 2006. Again this growth was related primarily to Merchants' long term sales efforts and general acceptance of Merchants' commercial loan offering. A portion of construction loans outstanding at year-end are expected to be repaid with the sale of the associated projects. The balance of the construction loan category is comprised of land, residential and commercial construction loans that will be converted to term financing.

At December 31, 2006, Merchants serviced $6.15 million in residential mortgage loans for investors such as Federal government agencies (FNMA and FHLMC) and other financial investors. This servicing portfolio has decreased significantly as Merchants no longer sells its residential mortgages on the secondary market. Servicing revenue is not expected to be a significant revenue source in the future.

The following table presents the distribution of the varying contractual maturities or repricing opportunities of the loan portfolio at December 31, 2006.

Type of Loan	One Year Or Less	Over One Through 5 Years	Over Five Years		Total

	(In thousands)
Commercial Financial &
Agricultural	$ 40,660	$ 20,919	$ 11,933		$ 73,512
Real Estate - Residential	18,154	60,581	245,150		323,885
Real Estate - Commercial	50,206	114,161	86,159		250,526
Real Estate - Construction	26,075	6,804	288		33,167
Installment	5,110	1,988	35		7,133
All Other	1,060	--	--		1,060

	$141,265	$204,453	$343,565		$689,283

Loans maturing or repricing after one year which have predetermined interest rates totaled $528.92 million. Loans maturing or repricing after one year which have floating or adjustable interest rates totaled $19.10 million.

Investments

The investment portfolio is used to generate interest income, manage liquidity and mitigate interest rate sensitivity. The composition of Merchants' investment portfolio at carrying amounts is shown in the following table:

	As of December 31,

	2006	2005	2004

Available for Sale:	(In thousands)
U.S. Treasury Obligations	$ 199	$ 198	$ 199
U.S. Agency Obligations	21,759	14,819	21,356
Residential Real Estate Mortgage-backed securities	120,466	133,425	106,407
Commercial Real Estate Mortgage-backed securities	47,566	66,235	67,302
Collateralized Mortgage Obligations	109,320	131,969	112,459
Corporate Bonds	22,809	23,346	32,262
Asset Backed Securities	11,839	12,805	17,030

Total available for sale	333,958	382,797	357,015

Held to maturity:
Residential Real Estate Mortgage-backed securities	5,615	7,663	19,532

Total held to maturity	5,615	7,663	19,532

Total Securities	$339,573	$390,460	$376,547

Merchants' year-end investment portfolio decreased $50.89 million from 2005 to 2006. Because modest deposit growth has caused Merchants to support a portion of its asset growth with borrowings and because of the extended flat to inverted yield curve environment, Merchants decided at the beginning of the second quarter of 2006 to discontinue further investments in the portfolio. Merchants has used current cash flow from the portfolio to fund loan growth and pay down debt rather than reinvest in the investment portfolio. Additionally, Merchants sold a portion of its investment portfolio during 2006. Low yielding securities with an amortized cost of $23.19 million were sold during the fourth quarter. The Company recognized a loss on these securities in its statement of income during 2006 of $464 thousand. Proceeds from the sale were also used to fund loan growth and pay down debt.

The contractual final maturity distribution of the debt securities classified as available for sale and held to maturity as of December 31, 2006, are as follows:

SECURITIES AVAILABLE FOR SALE:

(In thousands)	Within One Year	After One But Within Five Years	After Five But Within Ten Years	After Ten Years	Total

U.S. Treasury Obligations	$ 199	$ --	$ --	$ --	$ 199
U.S. Agency Obligations	--	21,759	--	--	21,759
Residential Real Estate Mortgage-backed Securities	--	27,241	49,716	43,509	120,466
Commercial Real Estate Mortgage-backed Securities	--	1,862	--	45,704	47,566
Collateralized Mortgage Obligations	--	6,534	17,174	85,612	109,320
Corporate Bonds	5,987	14,427	2,395	--	22,809
Asset Backed Securities	--	--	4,465	7,374	11,839

	$6,186	$71,823	$73,750	$182,199	$333,958

Weighted average investment yield	4.39%	4.61%	4.84%	4.96%	4.85%

SECURITIES HELD TO MATURITY:

(In thousands)	Within One Year	After One But Within Five Years	After Five But Within Ten Years	After Ten Years	Total

Residential Real Estate Mortgage-backed Securities	$ --	$1,791	$2,684	$1,140	$5,615

Weighted average investment yield	--	6.39%	6.97%	6.48%	6.68%

Actual maturities will differ from contractual maturities because borrowers may have rights to call or prepay obligations. Maturities of mortgage-backed securities and collateralized mortgage obligations are based on final contractual maturities.

Other Assets

Bank Premises and Equipment increased to $12.54 million at year-end 2006 from $12.15 million at year-end 2005 primarily as a result of the new office in Waterbury, VT mentioned previously. Investment in Real Estate Limited Partnerships increased slightly during 2006. This increase represents continued investments by Merchants in affordable housing partnerships. These partnerships provide affordable housing in the communities in which Merchants does business, and provide Merchants with an acceptable level of return on its investment.

Deposits

Merchants' year-end deposit balances increased $22.78 million to $877.35 million at year-end 2006 from $854.58 million at year-end 2005. The composition of Merchants' deposit balances is shown in the following table:

	As of December 31,
Type of Deposit	2006	2005	2004	2003	2002

	(In thousands)
Demand	$122,036	$124,292	$119,089	$110,241	$102,554
Free Checking for Life®	182,395	181,415	179,359	128,866	97,832
Other Savings and NOW	49,681	50,196	58,918	85,197	90,844
Money Market Accounts	210,366	248,344	282,212	285,824	278,754
Time Deposits	312,874	250,329	194,586	197,955	185,290

	$877,352	$854,576	$834,164	$808,083	$755,274

Merchants continues to focus on gaining core banking relationships with households, small businesses, and corporate clients. By packing significant value into the transaction accounts and related services, Merchants attracts a customer base interested in low fees and convenient access across delivery channels. A leading brand in the marketplace, Free Checking for Life was again promoted in 2006 via direct mail and other media. The account balances pay interest and require no minimum balance; the average cost of these funds at year-end was .31%. The number of accounts and households continued to rise in 2006, but at a slower pace than in 2005, and average balances moderated during 2006, leading to a small increase in the free checking category. The category has been subjected to commoditization in the marketplace, as both large and small competitors have entered the free checking arena. Merchants continued promoting a packaged relationship program, FreedomLYNX® Banking, aimed at establishing stronger differentiation among free checking alternatives. FreedomLYNX offers integrated accounts (including Free Checking for Life and money market), free or low cost delivery options (including free debit card, free online banking with free bill pay, and free automated phone banking), and highly personalized service (including an assigned personal banker and a toll-free customer call center with live voice response). The program is packaged in a retail sales kit for ease of sales and service. Balances in Merchants' savings, NOW, and money market categories decreased $37.51 million during the year; those balances migrated to higher yielding time deposits, which increased $62.55 million during 2006. The growth in time deposits has come primarily in the CD special category, which ended 2006 at $75.54 million, compared to 2005 balances of $20.92 million. The blend of high value transaction products and options to move funds to higher yielding time instruments has allowed Merchants to grow deposits overall in a challenging interest rate environment.


During November 2004 Merchants consolidated several of its grandfathered product types into its current product offerings. Approximately $74 million was transferred to a new product type. Approximately $32 million was added to Free Checking for Life; $3 million of that came from demand deposit categories, $17 million from Other Savings and NOW accounts and $12 million from money market accounts.

Time Deposits of $100 thousand and greater at December 31, 2006 had the following schedule of maturities:

(In thousands)

Three Months or Less	$17,904
Three to Six Months	19,523
Six to Twelve Months	34,212
One to Five Years	5,183

$76,822

Other Liabilities

Merchants believes it has had great success with its new cash management sweep product which is priced at a lower cost of funds than other short-term borrowing alternatives. Balances in this product totaled $86.55 million at December 31, 2006 and are included with Securities sold under agreements to repurchase and other short-term debt" on the accompanying consolidated balance sheet. This new funding source enabled Merchants, in part, to pay down short-term FHLB borrowings. Short-term FHLB borrowings ended the year at zero compared to $50 million at the end of 2005. Merchants' long-term debt position decreased to $53.86 million at December 31, 2006 compared to $55.76 million at the end of 2006. The long term debt has maturities through 2010, and interest rates ranging from 2.07% to 5.13%. Merchants borrowed $20 million under a structured purchase agreement during December 2005. This borrowing is capped to protect against rising rates, and the cost of the funding will be reduced by the cash flows of an embedded floor if rates start to fall.

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

These hybrid securities qualify as regulatory capital for Merchants, up to certain regulatory limits. At the same time they are considered debt for tax purposes, and as such, interest payments are fully deductible. The trust preferred securities bear interest for five years at a fixed rate of 5.95%, and after five years, the rate adjusts quarterly at a fixed spread over three month LIBOR. The trust preferred securities mature on December 31, 2034, and are redeemable without penalty at Merchants' option, subject to prior approval by the Federal Reserve, beginning after five years from issuance. Merchants incurred $400 thousand in costs to issue the securities, and the costs are being amortized over five years using the level-yield method. The proceeds from the sale of the trust preferred securities were used for general corporate purposes, allowing Merchants to pay the special dividend declared on December 1, 2004 and at the same time continue to pursue alternative growth opportunities.

CREDIT QUALITY AND ALLOWANCE FOR CREDIT LOSSES

Stringent credit quality is a major strategic focus of Merchants. Merchants' low level of problem assets is evidence of the success of this effort. Although Merchants believes it has been successful to date in minimizing its problem assets, there is no assurance that Merchants will not have increased levels of problem assets in the future. The following table summarizes Merchants' nonperforming loans ("NPL") and nonperforming assets ("NPA") as of December 31, 2002, through December 31, 2006.

(In thousands)	2006	2005	2004	2003	2002

Nonaccrual Loans	$2,606	$2,284	$3,233	$2,100	$1,925
Loans Past Due 90 Days or
More and Still Accruing	--	--	20	26	46
Troubled debt restructurings	92	80	83	86	1,728

Total Nonperforming Loans	2,698	2,364	3,336	2,212	3,699

Other Real Estate Owned ("OREO")	258	--	--	--	57

Total Nonperforming Assets	$2,956	$2,364	$3,336	$2,212	$3,756

Nonperforming loans increased to $2.70 million at December 31, 2006 from $2.36 million at December 31, 2005. Merchants had one property held as OREO at December 31, 2006, and did not hold any OREO at December 31, 2005. Merchants' policy is to classify a loan 90 days or more past due with respect to principal or interest as a nonaccruing loan, unless the ultimate collectibility of principal and interest is assured. Income accruals are suspended on all nonaccruing loans, and all previously accrued and uncollected interest is typically charged against current income. A loan remains in nonaccruing status until the factors which suggest doubtful collectibility no longer exist, the loan is liquidated, or when the loan is determined to be uncollectible, and is charged off against the allowance for loan losses. In those cases where a nonaccruing loan is secured by real estate, Merchants can, and may, initiate foreclosure proceedings. The result of such action will either be to cause repayment of the loan with the proceeds of a foreclosure sale or to give Merchants possession of the collateral in order to manage a future resale of the real estate. Foreclosed property is recorded at the lower of its cost or estimated fair value, less any estimated costs to sell. Any cost in excess of the estimated fair value on the transfer date is charged to the allowance for loan losses, while further declines in market values are recorded as OREO expense in the statement of income.

Management maintains an internal listing that includes all criticized and classified loans. The list is reviewed and updated monthly. The list make-up is dynamic with individual loans migrating off and on the list. Some of these loans may migrate to non-performing status during the course of the next twelve months. Management believes that classified loans have well-defined weaknesses which, if left unattended, could lead to collection problems. The oversight process on these loans includes an active risk management approach. A management committee reviews the status of these loans each quarter and determines or confirms the appropriate risk rating and accrual status. The findings of this review process are instrumental in determining the adequacy of the Allowance. Excluded from the 2006 balances above are approximately $5.5 million of internally classified loans, compared to $5.6 million of internally classified loans at December 31, 2005.

A loan is considered impaired, based on current information and events, if it is probable that Merchants will be unable to collect the scheduled payments of principal or interest when due, according to the contractual terms of the loan agreement. Impairment is measured based on the fair value of collateral. Loans continue to be classified as impaired unless they are brought fully current and the collection of scheduled interest and principal is considered probable. Impaired loans totaled $2.3 million and $2.0 million at December 31, 2006 and 2005, respectively, and are included as nonaccrual loans in the table above.

The allowance for loan losses is based on Management's estimate of the amount required to reflect the known and inherent risks in the loan portfolio, based on circumstances and conditions known at each reporting date. Merchants reviews the adequacy of the allowance for loan losses quarterly. Factors considered in evaluating the adequacy of the allowance for loan losses include previous loss experience, the size and composition of the portfolio, risk rating composition, current economic and real estate market conditions and their effect on the borrowers, the performance of individual loans in relation to contract terms and estimated fair values of properties that secure impaired loans.

The adequacy of the allowance for loan losses is determined using a consistent, systematic methodology, consisting of a review of the following key elements:

*	A specific reserve for loans identified as impaired;
*	A general reserve for the various loan portfolio classifications; and
*	The unallocated allowance for loan losses.


Merchants performs detailed and extensive reviews on larger credits and problematic credits identified on the watched asset list, nonperforming asset listings and internal credit rating reports. Through these reviews Merchants is able to determine if a loan requires a specific allocation of the allowance for loan losses or is permanently impaired and needs to be charged down. Loans are evaluated by looking at the fair market value of the collateral, if the loan is collateral dependent; or measuring the net present value of the expected future cash flows using the loan's original effective interest rate. If the loan is impaired further analysis is performed to determine if the impairment is permanent. If the impairment is deemed permanent the loan is charged down to its net realizable value through the allowance for loan losses.

The general allowance for loan losses is a percentage-based reflection of historical loss experience and assigns a required allocation by loan classification based on a fixed percentage of all outstanding loan balances. The general allowance for loan losses employs a risk-rating model that grades loans based on their general characteristics of credit quality and relative risk. For pass rated loans, appropriate levels are estimated based on management's judgments regarding the historical loss experience, current economic trends, trends in the portfolio mix, volume and trends in delinquencies and non-accrual loans.

The following table summarizes the allowance for loan losses allocated by loan type:

(In thousands)	2006	2005	2004	2003	2002

Commercial Financial & Agricultural	$1,236	$1,339	$1,658	$2,144	$3,314
Real Estate - Residential	687	586	636	545	495
Real Estate -Commercial	4,567	2,066	2,686	3,809	4,038
Real Estate - Construction	332	431	187	161	88
Installment	4	13	16	27	33
All other Loans	85	113	365	367	48
Unallocated Allowance	--	2,535	1,964	901	481

Allowance for Loan Losses	$6,911	$7,083	$7,512	$7,954	$8,497

Prior to 2006, the unallocated allowance for loan losses was maintained for certain risk factors that were inherent in Merchants' commercial portfolios. As such, that portion of the allowance was allocated to the commercial loan and commercial real estate portfolios during 2006. Losses are charged against the Allowance when management believes that the collectibility of principal is doubtful. To the extent management determines the level of anticipated losses in the portfolio has significantly increased or diminished, the Allowance is adjusted through current earnings. Overall, management believes that the Allowance is maintained at an adequate level, in light of historical and current factors, to reflect the level of credit risk in the loan portfolio. Loan loss experience and nonperforming asset data are presented and discussed in relation to their impact on the adequacy of the Allowance.

The following table reflects Merchants' loan loss experience and activity in the Allowance for the past five years.

(In thousands)	2006	2005	2004	2003	2002

Average Loans Outstanding	$648,713	$589,408	$581,259	$536,095	$479,253
Allowance Beginning of Year	7,083	7,512	7,954	8,497	8,815
Charge-offs:
Commercial, Lease Financing and all Other Loans	(46)	(336)	(56)	(722)	(311)
Real Estate - Mortgage	(13)	(339)	(703)	(343)	(7)
Installment & Credit Cards	(4)	(18)	(17)	(17)	--

Total Charge-offs	(63)	(693)	(776)	(1,082)	(318)

Recoveries:
Commercial, Lease Financing and all Other Loans	236	144	34	397	755
Real Estate - Construction	--	--	--	--	3
Real Estate - Mortgage	14	115	297	140	187
Installment & Credit Cards	11	5	3	2	--

Total Recoveries	261	264	334	539	945

Net Recoveries (Charge-offs)	198	(429)	(442)	(543)	627

Provision for Credit Losses	--	--	--	--	(945)

Allowance End of Year	$ 7,281	$ 7,083	$ 7,512	$ 7,954	$ 8,497

Components:
Allowance for loan losses	$ 6,911	$ 7,083	$ 7,512	$ 7,954	$ 8,497
Reserve for undisbursed lines of credit (1)	370	--	--	--	--

Allowance for Credit Losses	$ 7,281	$ 7,083	$ 7,512	$ 7,954	$ 8,497

(1)	Effective March 31, 2006 Merchants transferred the portion of the allowance for loan losses related to undisbursed lines of credit to other liabilities.

Although the allowance for loan losses has declined over the past five years both in size and as a percentage of the loan portfolio, management has not added to the allowance for loan losses for several reasons. A large portion of the growth over the last five years was in less risky residential categories, and Merchants loss experience has been relatively low. Additionally, non-performing assets have remained at consistently low levels over the last five years; and non-performing asset levels at December 31, 2006 were in line with the five year average of $2.92 million. The ratio of non-performing loans to total loans was 0.39% at December 31, 2006 and 2005. The ratio of the allowance for loan losses to non-performing assets at December 31, 2006 was 234%.

The following table reflects Merchants' nonperforming asset and coverage ratios as of the dates indicated:

	2006	2005	2004	2003	2002

NPL to total loans	0.39%	0.39%	0.57%	0.39%	0.75%
NPA to total loans plus OREO	0.43%	0.39%	0.57%	0.39%	0.76%
Allowance for loan losses to total loans	1.00%	1.17%	1.29%	1.40%	1.71%
Allowance for credit losses to total loans	1.06%	1.17%	1.29%	1.40%	1.71%
Allowance for loan losses to NPL	256%	300%	225%	360%	230%
Allowance for loan losses to NPA	234%	300%	225%	360%	226%

Merchants will continue to take all appropriate measures to restore nonperforming assets to performing status or otherwise liquidate these assets in an orderly fashion so as to maximize their value to Merchants. There can be no assurances that Merchants will be able to complete the disposition of nonperforming assets without incurring further losses.

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

The Loan Committee and the credit department regularly monitor Merchants' loan portfolio. The entire loan portfolio, as well as individual loans, is reviewed for loan performance, creditworthiness, and strength of documentation. Merchants monitors loan concentrations by individual borrowers, industries and loan types. As part of the annual credit policy review process, targets are set by loan type for the total portfolio. Merchants has hired external loan review firms to assist in monitoring both the commercial and residential loan portfolios. During 2006 the commercial loan review firm performed three comprehensive reviews of Merchants' loan portfolio, and reviewed approximately 75% (in dollar volume) of Merchants' commercial loan portfolio. Credit risk ratings are assigned to commercial loans at origination and are routinely reviewed by both management and the external loan review firms.

All loan officers are required to service their loan portfolios and account relationships. As necessary, loan officers or the credit department personnel take remedial actions to assure full and timely payment of loan balances.

AUTHORIZED COMMON STOCK

At the end of August 2006, during a review of Merchants' corporate records, it was discovered that Certificates of Amendment relating to the last two Amendments to Merchants' Certificate of Incorporation to increase the number of authorized common stock to 7,500,000 shares (1997 Amendment) and 10,000,000 shares (2002 Amendment), respectively, had inadvertently not been filed with the Delaware authorities. Certificates reflecting those Amendments which had been properly approved by Merchants' Board of Directors and shareholders at the relevant times were immediately filed. Merchants then reviewed with counsel the status of shares that had been issued in connection with the 2001 stock split, which, because the 1997 Amendment had not been filed, resulted in more shares being issued than were then authorized. The advice Merchants received was that failure to file created a legal irregularity or deficiency as to the excess shares which was cured by the subsequent filing of the 1997 Amendment. On this basis, Merchants has concluded that its authorized and issued common stock is correctly reflected in Merchants' records and that no additional action in this connection is required.

RELATED PARTY TRANSACTIONS

Merchants engages in banking transactions with certain of its directors and officers, and certain of their affiliates. During 2006 Merchants obtained legal services from a firm associated with one of its directors totaling $51 thousand; and project management services from a firm associated with one of its directors totaling $91 thousand. Merchants obtained insurance during 2006 through an insurance agency ("Agency") of which a director of Merchants Bank is president. In 2006, premiums paid to the Agency totaled $172 thousand. Merchants obtains these services on terms that are comparable to those that it would obtain from unaffiliated third parties.

At December 31, 2006, Merchants had loans outstanding to directors, executive officers, and associates of such persons totaling $3.36 million. It is the policy of Merchants to make these loans on substantially the same terms, including interest rates and collateral, as those prevailing for comparable lending transactions with other persons. As of December 31, 2006, all loans to directors, officers, and certain of their affiliates, were performing in accordance with their contractual terms.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In March 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 156 ("SFAS 156"), "Accounting for Servicing of Financial Assets." This Statement was issued to simplify the accounting for servicing rights and to reduce the volatility that results from using different measurement attributes. SFAS 156 requires companies to recognize a servicing asset or servicing liability each time they undertake an obligation to service a financial asset by entering into a servicing contract. The Statement permits a company to choose either the amortized cost method or fair value measurement method for each class of separately recognized servicing assets. This statement is effective as of the beginning of a company's first fiscal year after September 15, 2006. The adoption of SFAS 156 is not expected to have a material effect on Merchants' consolidated financial position, results of operations or cash flows.

In June 2006, the FASB also issued Financial Accounting Standards Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109." FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements by prescribing a recognition threshold and a measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006 and is to be applied to all tax positions upon initial adoption of this standard. Tax positions must meet the more-likely-than-not recognition threshold at the adoption date in order for the related tax benefits to be recognized or continue to be recognized. The adoption of FIN 48 is not expected to have a material effect on Merchants' consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 ("SFAS 159"), "The Fair Value Option for Financial Assets and Financial Liabilities." This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Management has not completed its evaluation of the impact of this standard; however, Merchants does not expect adoption of SFAS 159 to have a material effect on its consolidated financial position, results of operations or cash flows.

Liquidity and Capital Resource Management

General

Liquidity, as it pertains to banking, can be defined as the ability to meet cash commitments at all times in the most economical way to satisfy loan and deposit withdrawal demand, and to meet other business opportunities that require cash. Sources of liquidity for banks include short-term liquid assets, cash generated from loan repayments and amortization, borrowing, deposit generation and earnings. Merchants has a number of sources of liquid funds, including $28 million in available Federal Funds lines of credit with correspondent banks at year-end 2006; an overnight line of credit with the FHLB of $5 million; an estimated additional borrowing capacity with the FHLB of $122 million; and the ability to borrow through the use of repurchase agreements, collateralized by Merchants' investments, with certain approved counterparties. Merchants' investment portfolio, which totaled $340 million at December 31, 2006, is actively managed by the Merchants' Asset Liability Committee ("ALCO") and is a strong source of cash flow for Merchants. $152.20 million of the portfolio was pledged for repurchase agreements and other specific relationships at December 31, 2006, the balance of the portfolio is fairly liquid, with a weighted average life of approximately 2.7 years, and is available to be used as a source of funds, if needed.

Contractual Obligations

Merchants has certain long-term contractual obligations; including long-term debt agreements, operating leases for branch operations, and time deposits. The maturity schedules for these obligations are as follows:

(In thousands)	Less than One Year	One Year To Three Years	Three Years To Five Years	Over Five Years	Total

Debt maturities	$14,130	$37,826	$ 121	$ 1,786	$ 53,863
Securities sold under agreement to repurchase, long-term	--	20,000	--	--	20,000
Junior subordinated debentures	--	--	--	20,000	20,000
Operating lease payments	588	894	655	1,208	3,345
Time deposits	282,760	22,580	7,417	117	312,874

	$297,478	$81,300	$8,193	$23,111	$410,082

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

Exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and financial guarantees written is represented by the contractual amount of those instruments. Merchants uses the same credit policies in making commitments as it does for on-balance sheet instruments. The contractual amounts of these financial instruments at December 31, 2006, are as follows:

(In thousands)	Contractual Amount

Financial Instruments Whose Contract Amounts
Represent Credit Risk:
Commitments to Originate Loans	$ 23,660
Unused Lines of Credit	130,245
Standby Letters of Credit	6,147
Loans Sold with Recourse	589
Equity Commitments to Affordable Housing
Limited Partnerships	14

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

FASB Interpretation No. 45 ("FIN No. 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others; an Interpretation of FASB Statements No. 5, 57, and 107, and rescission of FASB Interpretation No. 34," requires certain disclosures and liability-recognition for the fair value at issuance of guarantees that fall within its scope. Under FIN No. 45, Merchants does not issue any guarantees that would require liability-recognition or disclosure, other than its standby letters of credit. Merchants has issued conditional commitments in the form of standby letters of credit to guarantee payment on behalf of a customer and guarantee the performance of a customer to a third party. Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit totaled approximately $6.15 million and $6.34 million at December 31, 2006 and 2005, respectively, and represent the maximum potential future payments Merchants could be required to make. Typically, these instruments have terms


of 12 months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance sheet instruments. Merchants' policies governing loan collateral apply to standby letters of credit at the time of credit extension. Loan-to-value ratios are generally consistent with loan-to-value requirements for other commercial loans secured by similar types of collateral. The fair value of Merchants' standby letters of credit at December 31, 2006 and 2005 was insignificant.

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

Capital Resources

In general, capital growth is essential to support deposit and asset growth and to ensure the strength and safety of Merchants. Net income increased Merchants' capital by $10.87 million in 2006, $11.90 million in 2005 and $11.93 million in 2004. Payment of dividends decreased Merchants' capital by $7.04 million, $6.83 million and $34.3 million during 2006, 2005 and 2004, respectively. Merchants declared a special dividend of $4.50 per share on December 1, 2004. The total amount of the special dividend was $28.10 million, which is included in the $34.29 million discussed above. In December 2004 Merchants, through a newly formed subsidiary business trust, privately placed $20 million in capital securities as part of pooled trust preferred program. These capital securities have certain features that make them an attractive funding vehicle. The securities qualify as regulatory capital under regulatory adequacy guidelines, and are included in capital in the table below. Merchants remained well capitalized under applicable regulatory guidelines after the payment of the special dividend both with and without the trust preferred securities.

Stock repurchases decreased Merchants' capital by $3.99 million during 2006 and by $4.47 million during 2005. In addition, changes in the market value of Merchants' available for sale investment portfolio, net of tax, increased capital by $938 thousand in 2006. Merchants' pension plan was under-funded by $2.70 million at December 31, 2006 which resulted in a cumulative after-tax charge of $1.76 million to equity for the funded status of the pension plan at December 31, 2006. The tax-effected adjustment was a $246 thousand increase in Accumulated Other Comprehensive Income at December 31, 2006.

As of December 31, 2006, the most recent notification from the FDIC categorized Merchants Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed Merchants Bank's category. To be considered well capitalized under the regulatory framework for prompt corrective action, Merchants Bank must maintain minimum Tier 1 Leverage, Tier 1 Risk-Based and Total Risk-Based Capital ratios. The ratios for Merchants are set forth below:

	(In thousands)	Amount(1)	Actual Percentage

	Tier 1 Leverage Capital	$ 93,121	8.24%
	Tier 1 Risk-Based Capital	93,121	12.59%
	Total Risk-Based Capital	100,403	13.58%

(1)	Capital amounts include $20 million in trust preferred securities issued in December 2004. These hybrid securities qualify as regulatory capital up to certain regulatory limits.

In October 2005 Merchants' Board of Directors approved a stock repurchase program. The program has been extended until October 2007. Under the program, Merchants is authorized to repurchase up to 200,000 shares of its common stock. Through December 31, 2006, Merchants has purchased 166,711 shares of its common stock on the open market under the program at an average per share price of $23.94.

In January 2007 Merchants' Board of Directors approved a new stock repurchase program, pursuant to which Merchants may repurchase an additional 200,000 shares of its stock from time to time through January 2008. The new program will commence when there are no shares remaining under the previous stock repurchase program.

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

Market Risk

Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates or prices such as interest rates, foreign currency exchange rates, commodity prices, and equity prices. Merchants' primary market risk exposure is interest rate risk. An important component of Merchants' asset and liability management process is the ongoing monitoring and management of this risk, which is governed by established policies that are reviewed and approved annually by Merchants' Board of Directors. The Investment policy details the types of securities that may be purchased, and establishes portfolio limits and maturity limits for the various sectors. The Investment policy also establishes specific investment quality limits. The Board of Directors delegates responsibility for carrying out the asset/liability management policies to the ALCO. In this capacity the ALCO develops guidelines and strategies impacting Merchants' asset and liability management related activities based upon estimated market risk sensitivity, policy limits and overall market interest rate levels and trends. The ALCO manages the investment portfolio. As the portfolio has grown, the ALCO has used portfolio diversification as a way to mitigate the risk of being too heavily invested in any single asset class. Merchants continued to work to maximize net interest income while mitigating risk during 2006 through further repositioning of the investment portfolio, selective sales of specific securities, as well as carefully monitoring the overall duration and average life of the portfolio, as well as monitoring individual securities, among other strategies. Merchants has an outside investment advisory firm which helps it identify opportunities for increased yield, without significantly increasing risk, in the investment portfolio. The firm specializes in stable value and fixed income portfolios, and has a staff of investment professionals who research and track each bond. The ALCO and the investment advisor have frequent conference calls to discuss portfolio activity and to set future strategy. Additionally, any specific bonds or sectors that require additional attention are discussed on these calls. The investment advisory firm meets with the ALCO committee of Merchants' Board of Directors to perform a portfolio review on a quarterly basis. They report on the overall performance of the portfolio and perform modeling of the cash flow, effective duration, and yield characteristics of the portfolio under various interest rate scenarios. The investment advisors also review and provide detail on individual holdings in the portfolio.

Interest Rate Risk

Interest rate risk is the exposure to a movement in interest rates, which, as described above, affects the Company's net interest income. Asset and liability management is governed by policies reviewed and approved annually by the Board of Directors. The ALCO, chaired by the Chief Financial Officer and composed of members of senior management, meets frequently to review and develop asset/liability management strategies and tactics.

The ALCO is responsible for evaluating and managing the interest rate risk which arises naturally from imbalances in repricing, maturity and cash flow characteristics of Merchants' assets and liabilities. Techniques used by the ALCO take into consideration the cash flow and repricing attributes of balance sheet and off-balance sheet items and their relation to possible changes in interest rates. The ALCO manages interest rate exposure primarily by using on-balance sheet strategies, generally accomplished through the management of the duration, rate sensitivity and average lives of the Company's various investments, and by extending or shortening maturities of borrowed funds, as well as carefully managing and monitoring the pricing of loans and deposits. The ALCO also considers the use of off-balance sheet strategies, such as interest rate caps and floors and interest rate swaps, to help minimize the Company's exposure to changes in interest rates. Merchants entered into a $30 million interest rate cap arrangement


during January of 2007 to help mitigate its exposure to rising short-term interest rates. The cap will be recorded on the Company's balance sheet at fair value with subsequent changes in fair value recorded through earnings each quarter, which will introduce some additional volatility to Merchants' earnings stream. The ALCO uses an outside investment advisor to recommend investments and assist in transaction execution, and an outside ALCO consultant to perform rate shocks of its balance sheet and a variety of other analyses for the ALCO. The ALCO is responsible for ensuring that the Board of Directors receives accurate information regarding Merchants' interest rate risk position at least quarterly. The investment advisor and ALCO consultant meet jointly with the ALCO and the Asset/Liability Committee of the Board of Directors on a quarterly basis to review Merchants' current position and to discuss future strategies. Based on this review, Merchants' one year gap position has increased to a $255.2 million liability sensitive position at the end of 2006, compared to a $137.2 million liability sensitive position at the end of 2005. This increase is a result of a combination of factors. Commercial and commercial real estate loans have continued to migrate from variable rate to fixed rate over the course of the year. At the same time Merchants' CD maturities shortened as customers chose to take advantage of competitively priced short-term CD specials. Additionally, Merchants' decision to bring its cash management sweep balances back onto the balance sheet has impacted its one year gap position. This $86.55 million funding source reprices daily.

Merchants has established a target range for the change in net interest income, given a parallel 200 basis point change in interest rates, of zero to 7.5%. The net interest income simulation as of December 31, 2006 showed that the change in net interest income for the next 12 months from Merchants' expected or "most likely" forecast was as follows:

Rate Change	Percent Change in Net Interest Income

Up 200 basis points	(1.79%)
Down 200 basis points	2.79%

The analysis shows margin compression in year one in the up 200 basis points scenario and expansion in the down 200 basis points scenario. The ALCO consultant provides Merchants with projected net interest income simulation graphs for five years. If rates fall net interest income increases in year one as the large funding base reprices to lower rate levels. For year two and beyond net interest income moderates as funding costs stabilize and assets continue to reprice at lower levels. If rates increase net interest income is projected to trend downward as funding costs quickly reset to higher levels. Once deposit cost increases begin to stabilize net interest income begins to stabilize. The degree to which this exposure materializes will depend, in part, on Merchants' ability to manage deposit and loan rates as interest rates rise or fall.

The analysis discussed above includes no growth assumptions. The consultant also ran additional simulations, and modeled a down 200 basis points scenario with a steepening yield curve, a 400 basis point upward movement in rates and a simulation using Merchants' current growth assumptions. Results from the steepening yield curve scenario showed that Merchants' margin would increase considerably when compared to the base scenario in a steepening environment. Net interest income was higher than base in the growth model, demonstrating that Merchants may be able to outgrow potential margin compression. The results from the model with the 400 basis point upward parallel shift showed that margin decreased considerably through the first three years, then rebounded and moved up during years four and five. These types of dynamic analyses give the ALCO a more thorough understanding of how Merchants' balance sheet will perform in a variety of rate environments.

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


The most significant factors affecting market risk exposure of net interest income during the year ended December 31, 2006 were the shape and level of the U.S. Government securities and interest rate swap yield curve, and changes in the size and composition of the loan, investment and deposit portfolios. During 2006 the yield curve inverted as the federal funds rate increased approximately 100 basis points while rates on ten year treasuries increased by only six basis points.

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

The model used to perform the balance sheet simulation assumes a parallel shift of the yield curve over twelve months and reprices every interest-bearing asset and liability on Merchants' balance sheet. The model uses contractual repricing dates for variable products, contractual maturities for fixed rate products, and product-specific assumptions for deposits such as Free Checking for Life accounts and Money Market accounts which are subject to repricing based on current market conditions. Investment securities with call provisions are examined on an individual basis in each rate environment to estimate the likelihood of a call. The model also assumes that the rate at which certain mortgage related assets prepay will vary as rates rise and fall, based on prepayment estimates derived from the Office of Thrift Supervision Net Portfolio Value Model.

Merchants' interest rate sensitivity gap ("gap") is pictured below as of December 31, 2006. Interest rate gap analysis provides a static view of the maturity and repricing characteristics of Merchants' on and off-balance sheet positions. Gap is defined as the difference between assets and liabilities repricing or maturing within specified periods. An asset-sensitive position (positive gap) indicates that there are more rate-sensitive assets than rate-sensitive liabilities repricing or maturing within a specified time period, which would imply a favorable impact on net interest income during periods of rising interest rates. Conversely, a liability-sensitive position (negative gap) generally implies a favorable impact on net interest income during periods of falling interest rates. There are certain limitations inherent in a static gap analysis. These limitations include the fact that it is a static measurement and that it does not reflect the degrees to which interest earning assets and interest bearing deposits may respond non-proportionally to changes in market interest rates. Although the ALCO reviews all assumptions used in the model in detail, assets and liabilities do not always have clear repricing dates, and may reprice earlier or later than assumed in the model.

	Repricing Date

(In thousands)	One Day To Six Months	Over Six Months To One Year	One Year To Five Years	Over Five Years	Total

Interest-earning assets
Loans	$ 215,525	$ 46,856	$298,971	$127,931	$ 689,283
U.S. Treasury & Agency Securities	195	--	12,985	8,758	21,938
Mortgage Backed Securities and Collateralized Mortgage Obligations	31,745	32,428	146,063	31,153	241,389
Other securities	7,242	12,179	53,433	3,392	76,246
Interest bearing cash equivalents	47,586	--	--	--	47,586

Total interest-earning assets	$ 302,293	$ 91,463	$511,452	$171,234	$1,076,442

Interest-bearing liabilities:
Interest-bearing deposits	368,221	124,231	262,475	391	755,318
Short-term borrowings	110,547	--	--	--	110,547
Long-term debt	40,398	5,516	47,420	1,148	94,482

Total interest-bearing liabilities	519,166	129,747	309,895	1,539	960,347

Cumulative Gap	$(216,873)	$(255,157)	$ (53,600)	$116,095	$ --
Gap as a % of average earning assets	(20.65)%	(3.65)%	19.19%	16.16%

Based on historical experience and Merchants' internal repricing policies, it is Merchants' practice to present repricing of statement savings, savings deposits, Free Checking for Life and NOW account balances in the "One Year to Five Years" category. Merchants' experience has shown that the rates on these deposits tend to be less rate-sensitive than other types of deposits.

Credit Risk

The Board of Directors reviews and approves Merchants' loan policy on an annual basis. Among other things, the loan policy establishes restrictions regarding the types of loans that may be granted, and the distribution of loan types within Merchants' portfolio. Merchants' Board of Directors grants each loan officer the authority to originate loans on behalf of Merchants, subject to certain limitations. These authorized lending limits are reviewed at least annually and are based upon the lender's knowledge and experience. Loan requests that exceed a lender's authority require the signature of Merchants' credit division manager, senior loan officer, and/or president. All extensions of credit of $2.5 million or greater to any one borrower or related party interest are reviewed and approved by the Loan Committee of Merchants' Board of Directors. Merchants' loan portfolio is continuously monitored for performance, creditworthiness and strength of documentation through the use of a variety of management reports and with the assistance of an external loan review firm. Credit ratings are assigned to commercial loans and are routinely reviewed. Loan officers or the loan workout function take remedial actions to assure full and timely payment of loan balances when necessary. Merchants' policy is to discontinue the accrual of interest on loans when scheduled payments become contractually past due 90 or more days and the ultimate collectibility of principal or interest becomes doubtful.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Merchants Bancshares, Inc.
Consolidated Balance Sheets

(In thousands except share data)	December 31, 2006	December 31, 2005

ASSETS
Cash and cash equivalents	$ 36,706	$ 45,214
Federal funds sold and other short-term investments	42,000	--

Total cash and cash equivalents	78,706	45,214

Investments:
Securities available for sale	333,958	382,797
Securities held to maturity (fair value of $5,804 and $8,001)	5,615	7,663

Total investments	339,573	390,460

Loans	689,283	605,926
Less: Allowance for loan losses	6,911	7,083

Net loans	682,372	598,843

Federal Home Loan Bank stock	5,486	8,896
Bank premises and equipment, net	12,538	12,145
Investment in real estate limited partnerships	9,389	9,361
Other assets	8,894	10,317

Total assets	$1,136,958	$1,075,236

LIABILITIES
Deposits:
Demand deposits	$ 122,036	$ 124,292
Savings, NOW and money market accounts	442,442	479,955
Time deposits $100 thousand and greater	76,822	64,006
Other time deposits	236,052	186,323

Total deposits	877,352	854,576

Federal Home Loan Bank short-term borrowings	--	50,000
Securities sold under agreements to repurchase and other short-term debt	90,547	2,988
Securities sold under agreements to repurchase, long-term	20,000	20,000
Other long-term debt	53,863	55,764
Junior subordinated debentures issued to unconsolidated subsidiary trust	20,619	20,619
Other liabilities	4,880	4,892

Total liabilities	1,067,261	1,008,839

Commitments and contingencies (Note 15)
SHAREHOLDERS' EQUITY
Preferred stock Class A non-voting Shares authorized - 200,000, none outstanding	--	--
Preferred stock Class B voting Shares authorized - 1,500,000, none outstanding	--	--
Common stock, $.01 par value	67	67
Shares authorized	10,000,000
Issued	As of December 31, 2006	6,651,760
As of December 31, 2005	6,651,760
Outstanding	As of December 31, 2006	5,873,290
As of December 31, 2005	5,976,287
Capital in excess of par value	37,413	37,328
Retained earnings	48,609	43,965
Treasury stock, at cost	(16,766)	(13,733)
As of December 31, 2006	778,470
As of December 31, 2005	675,473
Deferred compensation arrangements	5,833	5,414
Accumulated other comprehensive loss	(5,459)	(6,644)

Total shareholders' equity	69,697	66,397

Total liabilities and shareholders' equity	$1,136,958	$1,075,236

See accompanying notes to consolidated financial statements.

Merchants Bancshares, Inc.
Consolidated Statements of Income

	Years Ended December 31,
(In thousands except share and per share data)	2006	2005	2004

INTEREST AND DIVIDEND INCOME:
Interest and fees on loans	$ 43,446	$ 36,627	$ 32,725
Interest and dividends on investments, Fed Funds and other short-term investments:
U.S. Treasury and agency obligations	7,790	6,979	6,746
Other	10,761	10,203	7,961

Total Interest and Dividend Income	61,997	53,809	47,432

INTEREST EXPENSE:
Savings, NOW and money market accounts	5,191	3,940	2,616
Time deposits $100 thousand and greater	2,025	1,136	862
Other time deposits	7,453	3,925	2,592
Other borrowed funds	4,060	1,517	762
Long-term debt	4,560	3,356	1,044

Total interest expense	23,289	13,874	7,876

Net interest income	38,708	39,935	39,556
Provision for loan losses	-	-	-

Net interest income after provision for loan losses	38,708	39,935	39,556

NONINTEREST INCOME:
Trust company income	1,763	1,652	1,547
Service charges on deposits	4,600	4,456	4,837
Net (losses) gains on investment securities	(464)	(32)	49
Equity in losses of real estate limited partnerships	(1,669)	(1,712)	(1,745)
Other	3,148	2,907	2,553

Total noninterest income	7,378	7,271	7,241

NONINTEREST EXPENSES:
Salaries and wages	12,226	12,256	11,899
Employee benefits	3,923	3,622	3,828
Occupancy expense, net	3,180	3,104	3,106
Equipment expense	2,841	3,013	3,033
Legal and professional fees	2,432	2,112	1,731
Marketing	1,455	1,372	1,377
State franchise taxes	807	948	916
Other	5,050	5,126	4,903

Total noninterest expenses	31,914	31,553	30,793

Income before provision for income taxes	14,172	15,653	16,004
Provision for income taxes	3,301	3,751	4,071

NET INCOME	$ 10,871	$ 11,902	$ 11,933

Basic earnings per common share	$ 1.73	$ 1.88	$ 1.91
Diluted earnings per common share	$ 1.73	$ 1.87	$ 1.90

Weighted average common shares outstanding	6,275,709	6,318,524	6,225,417
Weighted average diluted shares outstanding	6,299,763	6,360,675	6,292,751

See accompanying notes to the consolidated financial statements.

Merchants Bancshares, Inc.
Consolidated Statements of Comprehensive Income

	Years Ended December 31,
(In thousands)	2006	2005	2004

Net income	$10,871	$11,902	$11,933
Other comprehensive income (loss), net of tax:
Change in net unrealized gain (loss) on securities available for sale, net of taxes of $342, $(2,553) and $(619)	636	(4,741)	(1,149)
Reclassification adjustments for securities losses (gains) included in net income, net of taxes of $162, $11 and $(17)	302	21	(32)
Impact of transfer of securities from available for sale to held to maturity, net of taxes of $1, $(5) and $13	1	(10)	24
Minimum pension liability adjustment, net of taxes of $132, $219, and $63	246	407	117

Other comprehensive income (loss)	1,185	(4,323)	(1,040)

Comprehensive income	$12,056	$ 7,579	$10,893

See accompanying notes to the consolidated financial statements.

Merchants Bancshares, Inc.
Consolidated Statements of Changes in Shareholders' Equity
For the Years Ended December 31, 2006, 2005, and 2004
(In thousands except per share data)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Deferred Compensation Arrangements	Accumulated Other Comprehensive Loss	Total

Balance at December 31, 2003	$67	$34,058	$ 61,254	$(11,350)	$3,565	$(1,281)	$ 86,313

Net income	-	-	11,933	-	-	-	11,933
Dividends paid ($5.58 per share)	-	-	(34,294)	-	-	-	(34,294)
Director's deferred compensation, net	-	-	-	137	57	-	194
Shares issued under stock plans, net of excess tax benefit	-	26	-	76	-	-	102
Dividend reinvestment plan	-	406	-	72	1,498	-	1,976
Other comprehensive loss	-	-	-	-	-	(1,040)	(1,040)

Balance at December 31, 2004	$67	$34,490	$ 38,893	$(11,065)	$5,120	$(2,321)	$ 65,184

Net income	-	-	11,902	-	-	-	11,902
Dividends paid ($1.08 per share)	-	-	(6,830)	-	-	-	(6,830)
Purchase of treasury stock	-	-	-	(4,474)	-	-	(4,474)
Sale of treasury stock	-	2,159	-	1,408	-	-	3,567
Director's deferred compensation, net	-	-	-	271	(37)	-	234
Shares issued under stock plans, net of excess tax benefit	-	368	-	(23)	-	-	345
Dividend reinvestment plan	-	311	-	150	331	-	792
Other comprehensive loss	-	-	-	-	-	(4,323)	(4,323)

Balance at December 31, 2005	$67	$37,328	$ 43,965	$(13,733)	$5,414	$(6,644)	$ 66,397
Cumulative adjustment to beginning retained earnings under SAB No. 108 (Note 18)	-	-	810	-	-	-	810

Adjusted balance at January 1, 2006	$67	$37,328	$ 44,775	$(13,733)	$5,414	$(6,644)	$ 67,207
Net income	-	-	10,871	-	-	-	10,871
Reclassification of unearned compensation related to risk premium shares upon adoption of SFAS 123(R)	-	(82)	-	-	82	-	-
Dividends paid ($1.12 per share)	-	-	(7,037)	-	-	-	(7,037)
Purchase of treasury stock	-	-	-	(3,993)	-	-	(3,993)
Sale of treasury stock	-	2	-	9	-	-	11
Director's deferred compensation, net	-	(12)	-	282	(12)	-	258
Shares issued under stock plans, net of excess tax benefit	-	(9)	-	360	-	-	351
Stock option expense	-	10	-	-	-	-	10
Dividend reinvestment plan	-	176	-	309	349	-	834
Other comprehensive income	-	-	-	-	-	1,185	1,185

Balance at December 31, 2006	$67	$37,413	$ 48,609	$(16,766)	$5,833	$(5,459)	$ 69,697

See accompanying notes to consolidated financial statements.

Merchants Bancshares, Inc.
Consolidated Statement of Cash Flows

For the Years Ended December 31,	2006	2005	2004

(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 10,871	$ 11,902	$ 11,933
Adjustments to reconcile net income to net cash provided by Operating activities:
Deferred tax (benefit) expense	(83)	1,364	2,416
Tax benefit from exercise of stock options	--	270	104
Depreciation and amortization	4,073	5,417	6,201
Amortization of stock grant	10	--	--
Net losses (gains) on investment securities	464	32	(48)
Net gains on sales of loans	--	(74)	--
Net losses on disposition of premises and equipment	8	20	14
Net gains on sales of other real estate owned	--	--	(80)
Equity in losses of real estate limited partnerships, net	1,824	1,760	1,764
Changes in assets and liabilities:
(Increase) decrease in interest receivable	(268)	(129)	243
Decrease (increase) in other assets	1,281	159	(1,168)
(Decrease) increase in interest payable	(544)	417	44
Increase (decrease) in other liabilities	1,161	(205)	(5,609)

Net cash provided by operating activities	18,797	20,933	15,814

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investment securities available for sale	22,024	18,636	66,107
Proceeds from maturities of investment securities available for sale	77,146	94,077	91,193
Proceeds from maturities of investment securities held to maturity	2,053	11,862	15,183
Proceeds from redemption of Federal Home Loan Bank stock	3,872	--	--
Purchases of investment securities available for sale	(51,047)	(148,662)	(214,879)
Loan originations in excess of principal payments	(83,470)	(24,995)	(18,884)
Purchases of Federal Home Loan Bank stock	(462)	(1,349)	(3,528)
Proceeds from sales of loans, net	--	3,060	3,107
Proceeds from sales of premises and equipment	--	272	--
Proceeds from sales of other real estate owned	54	--	80
Investments in real estate limited partnerships	(1,852)	(2,533)	(4,888)
Purchases of bank premises and equipment	(2,481)	(1,808)	(2,010)

Net cash used in investing activities	(34,163)	(51,440)	(68,519)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	22,776	20,412	26,081
Net (decrease) increase in short-term borrowings	(48,988)	(4,386)	316
Proceeds from long-term debt	30,000	45,000	60,000
Proceeds from securities sold under agreement to repurchase	86,547	20,000	--
Proceeds from Issuance of Trust Preferred Securities	--	--	20,619
Principal payments on long-term debt	(31,901)	(38,993)	(16,862)
Cash dividends paid	(6,203)	(6,039)	(32,320)
Purchases of treasury stock	(3,993)	(4,474)	9
Sale of treasury stock	11	3,567	--
Increase in deferred compensation arrangements	258	234	194
Proceeds from exercise of stock options	231	75	102
Tax benefit from exercise of stock options	120	--	--

Net cash provided by financing activities	48,858	35,396	58,139

Increase in cash and cash equivalents	33,492	4,889	5,434
Cash and cash equivalents beginning of year	45,214	40,325	34,891

Cash and cash equivalents end of period	$ 78,706	$ 45,214	$ 40,325

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Total interest payments	23,833	13,457	$ 7,832
Total income tax payments	2,322	860	1,570
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Distribution of stock under deferred compensation arrangements	282	271	347
Distribution of treasury stock in lieu of cash dividend	834	792	759
Transfer of loans to other real estate owned	312	--	--

See accompanying notes to consolidated financial statements.

Merchants Bancshares, Inc.
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Merchants Bancshares, Inc. and its wholly owned subsidiaries Merchants Bank and Merchants Properties, Inc. as well as Merchants Bank's wholly owned subsidiary Merchants Trust Company (collectively "Merchants"). All material intercompany accounts and transactions are eliminated in consolidation. Merchants Bank and Merchants Trust Company offer a full range of deposit, loan, cash management, and trust services to meet the financial needs of individual consumers, businesses and municipalities at 36 full-service banking locations throughout the state of Vermont.

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

Cash and Cash Equivalents
Cash and cash equivalents consist of cash on hand, amounts due from banks, Federal Reserve Funds sold and other short-term investments in the accompanying consolidated statements of cash flows.

Investment Securities

Merchants classifies certain of its investments in debt securities as held to maturity, which are carried at amortized cost, if Merchants has the positive intent and ability to hold such securities to maturity. Investments in debt securities that are not classified as held to maturity and equity securities that have readily determinable fair values are classified as available for sale securities or trading securities. Trading securities are investments purchased and held principally for the purpose of selling in the near term; available for sale securities are investments not classified as trading or held to maturity. Available for sale securities are carried at fair value which is measured at each reporting date. The resulting unrealized gain or loss is reflected in accumulated other comprehensive income (loss) net of the associated tax effects. Trading securities are also carried at fair value; gains and losses are recognized through the statements of income. Gains and losses on sales of investment securities are recognized through the statement of income using the specific identification method.

Transfers from securities available for sale to securities held to maturity are recorded at the securities' fair values on the date of the transfer. Any net unrealized gains or losses continue to be included in accumulated other comprehensive income (loss) and are reported as a separate component of shareholders' equity, on a net of tax basis. As long as the securities are carried in the held to maturity portfolio, such amounts are amortized (accreted) over the estimated remaining life of the transferred securities as an adjustment to yield in a manner consistent with the amortization of premiums and discounts. Net amortization (accretion) of such amounts totaled $1 thousand and ($10) thousand in 2006 and 2005, respectively.

Interest and dividend income, including amortization of premiums and discounts, is recorded in earnings for all categories of investment securities. Discounts and premiums related to debt securities are amortized using the level-yield method.

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

Allowance for Credit Losses

The Allowance for Credit Losses ("Allowance") is comprised of the Allowance for Loan Losses and the Reserve for Undisbursed Lines of Credit, and is based on management's estimate of the amount required to reflect the known and inherent risks in the loan portfolio. The Allowance is based on management's systematic periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions.

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

Investments in Real Estate Limited Partnerships

Merchants has investments in various real estate limited partnerships that acquire, develop, own and operate low and moderate-income housing. Merchants' ownership interest in these limited partnerships ranges from 3.3% to 99% as of December 31, 2006. Merchants accounts for its investments in limited partnerships, where Merchants neither actively participates nor has a controlling interest, under the equity method of accounting. Merchants consolidates the financial statements of the only limited partnership in which it is the general partner, actively involved in management, and has a controlling interest.

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

Intangible Assets

Premiums paid for the purchase of core deposits are recorded as other assets and amortized using straight-line and accelerated methods over 7 to 15 years. As of December 31, 2006, such intangible assets totaled approximately $278 thousand and are included in other assets on the consolidated balance sheets.

Stock-Based Compensation

Merchants has granted stock options to certain key employees. The options are exercisable immediately after the vesting period. Nonqualified stock options may be granted at any price determined by the Nominating and Governance Committee of Merchants' Board of Directors. All stock options have been granted at or above fair market value at the date of grant.

Effective January 1, 2006, Merchants adopted the provisions of FASB's FAS 123(R), "Share-Based Payment," using a modified prospective application. The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model that requires Merchants to develop estimates for assumptions used in the model. The Black-Scholes valuation model uses the following assumptions: expected volatility, expected term of option, risk-free interest rate and dividend yield. Expected volatility estimates are developed by Merchants based on historical volatility of Merchants' stock. Merchants uses historical data to estimate the expected term of the options. The risk-free interest rate for periods within the expected life of the option is based on the U.S. Treasury yield in effect at the grant date.

Employee Benefit Costs

Prior to 1995 Merchants maintained a non-contributory pension plan covering substantially all employees that met eligibility requirements. The plan was curtailed in 1995. The cost of this plan, based on actuarial computations of current and future benefits, is charged to current operating expenses. Effective December 31, 2006, the Company adopted SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Post Retirements Plans - An Amendment of FASB Statements No. 87, 88, 106 and 132 (R)", which requires the Company to recognize the overfunded or underfunded status of a single employer defined benefit post retirement plan as an asset or liability on its balance sheet and to recognize changes in the funded status in comprehensive income in the year in which the change occurred. However, gains or losses, prior service costs or credits, and transition assets or obligations that have not yet been included in net periodic benefit costs as of the end of 2006, the fiscal year in which SFAS No. 158 is initially applied, are to be recognized as components of the ending balance of accumulated other comprehensive income, net of tax.

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

Merchants follows the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Changes in the fair value of the derivative financial instruments are reported in either net income or as a component of other comprehensive income, depending on the use of the derivative and whether or not it qualifies for hedge accounting. As of December 31, 2006, there were no derivatives being used by Merchants.

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

(2) INVESTMENT SECURITIES

Investments in securities are classified as available for sale or held to maturity as of December 31, 2006 and 2005. The amortized cost and fair values of the securities classified as available for sale and held to maturity as of December 31, 2006 and 2005 are as follows:

SECURITIES AVAILABLE FOR SALE:

(In thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value

2006
U.S. Treasury Obligations	$ 200	$ --	$ 1	$ 199
U.S. Agency Obligations	21,739	135	115	21,759
Residential Real Estate Mortgage-backed Securities	122,509	217	2,260	120,466
Commercial Real Estate Mortgage-backed Securities	48,655	--	1,089	47,566
Collateralized Mortgage Obligations	111,375	44	2,099	109,320
Corporate Bonds	23,151	8	350	22,809
Asset Backed Securities	11,995	9	165	11,839

	$339,624	$413	$6,079	$333,958

(In thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value

2005
U.S. Treasury Obligations	$ 200	$ --	$ 2	$ 198
U.S. Agency Obligations	14,976	1	158	14,819
Residential Real Estate Mortgage-backed Securities	135,529	363	2,467	133,425
Commercial Real Estate Mortgage-backed Securities	68,017	--	1,782	66,235
Collateralized Mortgage Obligations	134,504	20	2,555	131,969
Corporate Bonds	23,697	8	359	23,346
Asset Backed Securities	12,982	33	210	12,805

	$389,905	$425	$7,533	$382,797

SECURITIES HELD TO MATURITY:

(In thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value

2006
Residential Real Estate Mortgage-backed Securities	$5,615	$189	$--	$5,804

	$5,615	$189	$--	$5,804

(In thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value

2005
Residential Real Estate Mortgage-backed Securities	$7,663	$338	$--	$8,001

	$7,663	$338	$--	$8,001


There were no securities classified as trading at December 31, 2006 and 2005. There were trading losses of $23 thousand for the year ended December 31, 2004 which are included in other noninterest income in the accompanying consolidated statements of income.

The contractual final maturity distribution of the debt securities classified as available for sale and held to maturity as of December 31, 2006, are as follows:

SECURITIES AVAILABLE FOR SALE:

(In thousands)	Within One Year	After One But Within Five Years	After Five But Within Ten Years	After Ten Years	Total

U.S. Treasury Obligations	$ 199	$ --	$ --	$ --	$ 199
U.S. Agency Obligations	--	21,759	--	--	21,759
Residential Real Estate Mortgage-backed Securities	--	27,241	49,716	43,509	120,466
Commercial Real Estate Mortgage-backed Securities	--	1,862	--	45,704	47,566
Collateralized Mortgage Obligations	--	6,534	17,174	85,612	109,320
Corporate Bonds	5,987	14,427	2,395	--	22,809
Asset Backed Securities	--	--	4,465	7,374	11,839

	$6,186	$71,823	$73,750	$182,199	$333,958

SECURITIES HELD TO MATURITY:

(In thousands)	Within One Year	After One But Within Five Years	After Five But Within Ten Years	After Ten Years	Total

Residential Real Estate Mortgage-backed Securities	$ --	$1,791	$2,684	$1,140	$5,615

Actual maturities will differ from contractual maturities because borrowers may have rights to call or prepay obligations. Maturities of mortgage-backed securities and collateralized mortgage obligations are based on final contractual maturities.

Proceeds from sales of available for sale debt securities were $22.02 million, $18.64 million and $66.11 million during 2006, 2005 and 2004, respectively. Gross gains of zero, $121 thousand and $1.00 million; and gross losses of $464 thousand, $153 thousand and $952 thousand were realized from sales of securities in 2006, 2005, and 2004, respectively.

Securities with a book value of $152.2 million and $36.8 million at December 31, 2006 and 2005, respectively, were pledged to secure U.S. Treasury borrowings, public deposits, securities sold under agreements to repurchase, and for other purposes required by law.

Gross unrealized losses on investment securities available for sale and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position, at December 31, 2006, were as follows:

	Less Than 12 Months		12 Months or More		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Treasury Obligations	$ --	$ --	$ 199	$ 1	$ 199	$ 1
U.S. Agency Obligations	4,978	13	7,888	102	12,866	115
Residential Real Estate Mortgage-backed Securities	--	--	93,071	2,260	93,071	2,260
Commercial Real Estate Mortgage-backed Securities	7,395	39	40,171	1,050	47,566	1,089
Collateralized Mortgage Obligations	5,361	20	98,716	2,079	104,077	2,099
Corporate Bonds	--	--	20,804	350	20,804	350
Asset Backed Securities	2,658	14	7,153	151	9,811	165

	$20,392	$86	$268,002	$5,993	$288,394	$6,079

Gross unrealized losses on investment securities available for sale and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position, at December 31, 2005, were as follows:

	Less Than 12 Months		12 Months or More		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Treasury Obligations	$ 198	$ 2	$ --	$ --	$ 198	$ 2
U.S. Agency Obligations	3,990	--	7,826	158	11,816	158
Residential Real Estate Mortgage-backed Securities	48,413	672	59,987	1,795	108,400	2,467
Commercial Real Estate Mortgage-backed Securities	19,354	1,110	45,244	672	64,598	1,782
Collateralized Mortgage Obligations	41,964	633	79,913	1,922	121,877	2,555
Corporate Bonds	992	8	19,323	351	20,315	359
Asset Backed Securities	3,931	69	6,800	141	10,731	210

	$118,842	$2,494	$219,093	$5,039	$337,935	$7,533

There were no securities held to maturity with unrealized losses as of December 31, 2006 and 2005.

Unrealized losses on investment securities result from the cost basis of the security being higher than its current fair market value. These discrepancies generally occur because of changes in interest rates since the time of purchase, or because the credit quality of the issuer has deteriorated. Merchants performs a quarterly analysis of each security in its portfolio to determine if impairment exists, and if it does, whether that impairment is other than temporary. Current accounting literature requires that Merchants must demonstrate an ability and intent to hold impaired securities until full recovery of their cost basis. The ability to hold the impaired securities is primarily dependent on Merchants current capital and liquidity position. Merchants currently intends to hold all temporarily impaired securities to full recovery, which may be until final maturity.

An important component of Merchants' analysis of impairment is the current interest rate environment compared to the interest rate environment that existed at the time securities were purchased. Merchants purchases most of its investment securities on the short end of the yield curve, which has experienced the greatest increases over the last two years as the Federal Reserve has steadily increased the federal funds rate. The federal funds rate increased by 100 basis points during 2006 and by 200 basis points during 2005.

At December 31, 2006 Merchants had $268.00 million of impaired securities that had been impaired for twelve months or longer due to interest rates currently being higher than at the time of purchase. The total unrealized loss


on these securities was $5.99 million at December 31, 2006. $191.79 million of the impaired securities consisted of mortgage backed securities and collateralized mortgage obligations that carry AAA ratings or Agency-implied AAA credit ratings, and are currently performing as expected. Merchants does not consider these securities to be other than temporarily impaired and has the intent and ability to hold these investments until a market price recovery or maturity.

At December 31, 2006 Merchants had $40.17 million of commercial mortgage backed securities ("CMBS") that had been impaired for twelve months or longer. These bonds are all rated AAA and are backed by a variety of types of commercial real estate. Merchants looks at the overall structure of these bonds for, among other things, low historical default rates, low loan-to-value ratios, prepayment penalties and lock-outs, and good geographic and property type diversity as part of its pre-purchase evaluation. Merchants does not consider these securities to be other than temporarily impaired and has the intent and ability to hold these investments until a market price recovery or maturity.

Merchants had seventeen corporate bonds totaling $20.80 million that had been impaired for twelve months or longer. These losses were caused by interest rate fluctuations. The bonds in this asset class are rated A- to AAA. Additionally, Merchants had four asset backed securities that had been impaired for twelve months or longer. The bonds in this asset class carry AAA ratings or Agency-implied AAA credit ratings, and are currently performing as expected. Merchants does not consider these securities to be other than temporarily impaired and has the intent and ability to hold these investments until a market price recovery or maturity.

(3) LOANS

The composition of the loan portfolio at December 31, 2006 and 2005 is as follows:

(In thousands)	2006	2005

Commercial, Financial and Agricultural	$ 73,512	$ 71,912
Real Estate - Residential	323,885	293,158
Real Estate - Commercial	250,526	208,049
Real Estate - Construction	33,167	25,942
Installment Loans to individuals	7,133	6,345
All Other Loans (including overdrafts)	1,060	520

Total Loans	$689,283	$605,926

At December 31, 2006 and 2005, total loans included $95 thousand and $275 thousand, respectively, of net deferred loan fees. The aggregate amount of overdrawn deposit balances that have been reclassified as loan balances was $1.06 million and $520 thousand at December 31, 2006 and 2005, respectively.

Merchants primarily originates residential real estate, commercial, commercial real estate, and installment loans to customers throughout the state of Vermont. There are no known significant industry concentrations in the loan portfolio. Loans serviced for others at December 31, 2006 and 2005 amounted to approximately $11.5 million and $17.1 million, respectively.

A summary of changes in the allowance for credit losses for the years ended December 31, 2006, 2005 and 2004 is as follows:

(In thousands)	2006	2005	2004

Balance, Beginning of Year	$7,083	$7,512	$7,954
Provision for Loan Losses	--	--	--
Loans Charged Off	(63)	(693)	(776)
Recoveries	261	264	334

Balance, End of Year	$7,281	$7,083	$7,512

Components:

Allowance for Loan Losses	$6,911	$7,083	$7,512
Reserve for Undisbursed Lines of Credit (1)	370	--	--

Allowance for Credit Losses	$7,281	$7,083	$7,512

(1)	Effective March 31, 2006 Merchants transferred the portion of the allowance for loan losses related to undisbursed lines of credit to other liabilities.

Total impaired loans were approximately $2 million at December 31, 2006 and 2005. The allowance for loan losses associated with such loans was $37 thousand and zero, respectively. Interest payments on impaired loans are generally recorded as principal reductions if the remaining loan balance is not expected to be paid in full. If full collection of the remaining loan balance is expected, interest income is recognized on a cash basis. Merchants recorded interest income on impaired loans of approximately $12 thousand, $18 thousand and $50 thousand during 2006, 2005 and 2004, respectively. The average balance of impaired loans was $2.0 million in 2006, $3.3 million in 2005 and $2.8 million in 2004.

Nonperforming loans at December 31, 2006 and 2005 are as follows:

(In thousands)	2006	2005

Nonaccrual Loans	$2,606	$2,284
Restructured Loans	92	80

Total Nonperforming Loans	$2,698	$2,364

The above disclosed restructured loans were performing in accordance with modified agreements with the borrowers at December 31, 2006 and 2005. Merchants recorded interest income on restructured loans of approximately $5 thousand for 2006. There are no commitments to lend additional funds to borrowers whose loans have been modified in a troubled debt restructuring. Merchants Other Real Estate Owned balance was $258 thousand at December 31, 2006 and zero at December 31, 2005.

The amount of interest which was not earned, but which would have been earned had Merchants' nonaccrual and restructured loans performed in accordance with their original terms and conditions, was approximately $73 thousand, $69 thousand and $97 thousand in 2006, 2005 and 2004, respectively.

An analysis of loans to directors, executive officers, and associates of such persons for the year ended December 31, 2006, is as follows:

(In thousands)

Balance, December 31, 2005	$3,423
Additions	373
Repayments	430

Balance, December 31, 2006	$3,366

It is the policy of Merchants to make loans to directors, executive officers, and associates of such persons on substantially the same terms, including interest rates and collateral, as those prevailing for comparable lending transactions with other persons.

(4) PREMISES AND EQUIPMENT

The components of premises and equipment included in the accompanying consolidated balance sheets are as follows:

	2006	2005	Estimated Useful Lives

	(In Thousands)		(In Years)
Land	$ 757	$ 757	N/A
Bank Premises	13,860	13,571	39
Leasehold Improvements	3,675	2,564	5 - 20
Furniture, Equipment, and Software	14,209	13,580	3 - 7

	32,501	30,472

Less: Accumulated Depreciation and Amortization	19,963	18,327

	$12,538	$12,145

Depreciation and amortization expense related to premises and equipment amounted to $2.1 million, $2.2 million and $2.2 million in 2006, 2005 and 2004, respectively.

Merchants occupies certain banking offices under noncancellable operating lease agreements expiring at various dates over the next 20 years. The majority of leases have multiple options with escalation clauses for increases associated with the cost of living or other variable expenses over time. Rent expense on these properties totaled $657 thousand, $561 thousand and $572 thousand for the years ended December 31, 2006, 2005 and 2004, respectively. Minimum lease payments on these properties subsequent to December 31, 2006 are as follows: 2007 - $588 thousand; 2008 - $501 thousand; 2009 - $393 thousand; 2010 - $361 thousand; 2011 - $294 thousand and $1.21 million thereafter.

Amortization of intangible assets amounted to $303 thousand, $327 thousand and $327 thousand in 2006, 2005, and 2004, respectively. Amortization for these intangibles for the five years subsequent to December 31, 2006 is: 2007 - $185 thousand; 2008 - $93 thousand; and zero thereafter.

(5) TIME DEPOSITS

Scheduled maturities of time deposits at December 31, 2006 were as follows:

(In thousands)

Mature in year ending December 31,
2007	$282,760
2008	15,531
2009	7,049
2010	4,070
2011	3,347
Thereafter	117

Total time deposits	$312,874

Time deposits greater than $100 thousand totaled $76.8 million and $64.0 million as of December 31, 2006 and 2005, respectively. Interest expense on time deposits greater than $100 thousand amounted to $2.0 million, $1.1 million and $862 thousand for the years ended December 31, 2006, 2005 and 2004, respectively.

(6) SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER SHORT-TERM DEBT

Securities sold under agreements to repurchase and other short-term debt consisted of the following at December 31, 2006 and 2005:

(In thousands)	2006	2005

Demand Note Due U.S. Treasury	$ 4,000	$ 2,988
Federal Home Loan Bank Short-term Borrowings	--	50,000
Securities Sold Under Agreements to Repurchase	86,547	--

	$90,547	$52,988

The Demand Note Due U.S. Treasury matures daily and bears interest at the federal funds rate less .25%; the rate on this borrowing at December 31, 2006 was 5.0%. The Securities Sold Under Agreements to Repurchase are collateralized by mortgage backed securities and collateralized mortgage backed obligations. The repurchase agreements mature daily, the average rate paid on these funds at December 31, 2006 was 4.39%. The carrying value of the securities sold under repurchase agreements was $120.00 million and the market value was $117.84 million at December 31, 2006.

As of December 31, 2006, Merchants could borrow up to $33 million in overnight funds. $28 million of this $33 million is unsecured borrowing lines established with correspondent banks; the balance of $5 million is in the form of an overnight line of credit with the FHLB. Merchants has established both overnight and longer term lines of credit with the FHLB. The borrowings are secured by mortgage loans and FHLB stock held by Merchants. The total amount of assets pledged to the FHLB for both short and long-term borrowing arrangements totaled $232.65 million and $247.35 million at December 31, 2006 and 2005, respectively.

The following table provides certain information regarding other borrowed funds for the three years ended December 31, 2006, 2005 and 2004:

(In thousands)	2006	2005	2004

Federal Home Loan Bank Short-term Borrowings
Amount outstanding at year end	$ --	$50,000	$55,000
Maximum Month-End Amount Outstanding	98,000	60,000	86,000
Average Amount Outstanding	43,911	44,321	52,649
Weighted Average-Rate During The Year	4.88%	3.34%	1.43%
Weighted Average Rate at Year-end	--	4.02	2.31

Demand Note Due U.S. Treasury
Amount outstanding at year end	$ 4,000	$ 2,988	$ 2,374
Maximum Month-End Amount Outstanding	4,000	3,976	2,491
Average Amount Outstanding	1,306	1,137	743
Weighted Average-Rate During The Year	4.75%	3.09%	1.05%
Weighted Average Rate at Year-end	5.04	3.95	1.87

Securities Sold Under Agreement to Repurchase
Amount outstanding at year end	$86,547	$ --	$ --
Maximum Month-End Amount Outstanding	99,606	--	--
Average Amount Outstanding	42,012	--	--
Weighted Average-Rate During The Year	4.42%	--	--
Weighted Average Rate at Year-end	4.34	--	--

(7) LONG-TERM DEBT

Long-term debt consisted of the following at December 31, 2006 and 2005:

(In thousands)	2006	2005

Amortizing Federal Home Loan Bank Notes, Rates ranging from 2.07% to 5.13% Payable February 2007 through March 2010	$51,914	$53,749

1.50% Amortizing Federal Home Loan Bank Note, payable through October 2023	802	826

Securities Sold Under Agreements to Repurchase, payable December 2008	20,000	20,000

8.75% Mortgage Note, payable in Monthly Installments (Principal and Interest) through 2039	1,147	1,152

Other	--	37

	$73,863	$75,764

Long-term securities sold under agreements to repurchase are collateralized by mortgage backed securities. The pledged assets had a carrying value of $22.14 million and a market value of $21.58 million at December 31, 2006. The debt bears interest at LIBOR plus .45% and is capped when LIBOR reaches 5.25%, and interest cost will be reduced by the cash flows from an embedded floor struck if LIBOR falls below 4%.

The 8.75% Mortgage Note relates to an investment in an affordable housing project made through a consolidated limited partnership. The monthly installments are subsidized by the U.S. Department of Agriculture, which pays amounts annually so as to reduce the monthly principal and interest payments to an amount equivalent to a loan at a rate of 1%.

Maturities of long-term debt subsequent to December 31, 2006, are as follows: 2007 - $14.13 million; 2008 - $43.14 million; 2009 - $14.68 million; 2010 - $86 thousand; 2011 - $35 thousand and $1.79 million thereafter.

As of December 31, 2006, Merchants had an estimated additional borrowing capacity with the Federal Home Loan Bank of $122 million and the ability to borrow through the use of repurchase agreements, collateralized by Merchants' investments, with certain approved counterparties.

(8) TRUST PREFERRED SECURITIES

On December 15, 2004 Merchants closed its private placement of an aggregate of $20 million of trust preferred securities. The placement occurred through a newly formed Delaware statutory trust affiliate of Merchants, MBVT Statutory Trust I (the "Trust"), as part of a pooled trust preferred program. The Trust was formed for the sole purpose of issuing capital securities which are non-voting. Merchants owns all of the common securities of the trust. The proceeds from the sale of the capital securities were loaned to Merchants under deeply subordinated debentures issued to the Trust. The debentures are the only asset of the Trust and payments under the debentures are the sole revenue of the Trust. Merchants' primary source of funds to pay interest on the debentures held by the Trust is current dividends from its principal subsidiary, Merchants Bank. Accordingly, Merchants' ability to service the debentures is dependent upon the continued ability of Merchants Bank to pay dividends to Merchants.

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

(9) INCOME TAXES

The components of the provision for income taxes were as follows for the years ended December 31, 2006, 2005 and 2004:

(In thousands)	2006	2005	2004

Current	$3,384	$2,387	$1,655
Deferred	(83)	1,364	2,416

Provision for Income Taxes	$3,301	$3,751	$4,071

Not included in the above table is the income tax impact associated with the unrealized gain or loss on securities available for sale and the income tax impact associated with the funded status of the pension plan, which are recorded directly in shareholders' equity.

The tax effects of temporary differences and tax credits that give rise to deferred tax assets and liabilities at December 31, 2006 and 2005 are presented below:

(In thousands)		2006	2005

Deferred Tax Assets:
Allowance for Loan Losses		$2,409	$2,479
Deferred Compensation		1,625	1,631
Low income housing credit carryforward		501	1,286
Core Deposit Intangible		354	378
Other		194	207

Total Deferred Tax Assets		$5,083	$5,981

Deferred Tax Liabilities:
Depreciation		(598)	(657)
Accrued Liabilities		(624)	(724)
Loan Market Adjustment		(2,909)	(3,513)
Investments in Real Estate Limited Partnerships		(3,431)	(3,649)

Total Deferred Tax Liabilities		(7,562)	(8,543)

Net Deferred Tax Liability		$(2,479)	$(2,562)

Low-income housing tax credits are eligible for a 20 year carryforward and will expire in 2026.

In addition to the deferred tax assets and liabilities described above, Merchants had a deferred tax asset related to the net unrealized loss on securities available for sale of $1.98 million and $2.49 million at December 31, 2006 and 2005, respectively. Merchants also had a deferred tax asset of $946 thousand and $1.08 million at December 31, 2006 and 2005, respectively, related to the recognition of the funded status of the pension plan.

In assessing the realizability of Merchants' total deferred tax assets, management considers whether it is more likely than not that some portion or all of those assets will not be realized. Based upon management's consideration of historical and anticipated future pre-tax income, as well as the reversal period for the items giving rise to the deferred tax assets and liabilities, a valuation allowance for deferred tax assets was not considered necessary at December 31, 2006 and 2005.

The following is a reconciliation of the federal income tax provision, calculated at the statutory rate of 35%, to the recorded provision for income taxes:

(In thousands)	2006	2005	2004

Applicable Statutory Federal Income Tax	$ 4,960	$ 5,479	$ 5,601
(Reduction) Increase in Taxes Resulting From:
Tax-exempt Income	(21)	(19)	(12)
Housing Tax Credits	(1,650)	(1,700)	(1,600)
Other, Net	12	(9)	82

Provision for Income Taxes	$ 3,301	$ 3,751	$ 4,071

The State of Vermont assesses a franchise tax for banks in lieu of income tax. The franchise tax is assessed based on deposits and amounted to approximately $759 thousand, $907 thousand and $870 thousand in 2006, 2005 and 2004, respectively, which is included as non-interest expense in the accompanying consolidated statement of income.

In June 2006, the FASB also issued Financial Accounting Standards Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes." FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements by prescribing a recognition threshold and a measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006 and is to be applied to all tax positions upon initial adoption of this standard. Tax positions must meet the more-likely-than-not recognition threshold at the adoption date in order for the related tax benefits to be recognized or continue to be recognized. The adoption of FIN 48 is not expected to have a material effect on Merchants' consolidated financial position, results of operations or cash flows.

(10) EMPLOYEE BENEFIT PLANS

Pension Plan

Prior to January 1995 Merchants maintained a noncontributory defined benefit plan covering all eligible employees. Merchants' Pension Plan (the "Plan") was a final average pay plan with benefits based on the average salary rates over the five consecutive plan years out of the last ten consecutive plan years that produce the highest average. It was Merchants' policy to fund the cost of benefits expected to accrue during the year plus amortization of any unfunded accrued liability that had accumulated prior to the valuation date based on IRS regulations for funding. During 1995 the Plan was curtailed. Accordingly, all accrued benefits were fully vested and no additional years of service or age will be accrued.

As discussed in Note 1, Merchants adopted SFAS No. 158 effective December 31, 2006. SFAS No. 158 requires an employer to: (1) recognize the overfunded or underfunded status of a defined benefit postretirement plan, which is measured as the difference between plan assets at fair value and the benefit obligation, as an asset or liability in its balance sheet; (2) recognize changes in that funded status in the year in which the changes occur through comprehensive income; and (3) measure the defined benefit plan assets and obligations as of the date of its year-end balance sheet. SFAS No. 158 does not change how an employer measures plan assets and benefit obligations as of the date of its balance sheet or how it determines the amount of net periodic benefit cost.

During 2006, prior to the adoption of SFAS No. 158, Merchants recorded a minimum pension liability adjustment, after tax, of $246 thousand as a component of other comprehensive income. At December 31, 2006, Merchants' projected benefit obligation is equal to its accumulated benefit obligation. As a result, there was no impact on the consolidated balance sheet at December 31, 2006 from the adoption of SFAS No. 158.

The Plan's obligations and funded status as of December 31, 2006 and 2005 measurement dates were as follows:

(In thousands)	2006	2005

Change in Benefit Obligation
Benefit Obligation at Beginning of Year	$8,062	$8,820
Interest Cost	456	448
Actuarial (Gain) Loss	107	(710)
Benefits Paid	(567)	(496)

Benefit Obligation at Year-end	$8,058	$8,062

Change in Plan Assets
Fair Value of Plan Assets at Beginning of Year	$7,016	$7,039
Actual Return on Plan Assets	686	323
Employer Contributions	--	150
Benefits Paid	(567)	(496)

Fair Value of Plan Assets at Year-end	$7,135	$7,016

The underfunded pension benefits of $923 thousand at December 31, 2006 are included in other liabilities in Merchants' consolidated balance sheet. On a pre-tax basis, the component of accumulated other comprehensive loss related to the pension plan was the unrecognized net actuarial loss of $2.70 million. Merchants expects that $241 thousand in net actuarial loss will be recognized as a component of net periodic cost in 2007.

Information concerning the funded status of Merchants' defined benefit pension plan and the net amount recognized in the consolidated balance sheet at December 31, 2005, prior to the adoption of SFAS No. 158, is summarized below:

(In thousands)
Funded Status	$(1,045)
Unrecognized Net Actuarial Loss	3,083

Net Amount Recognized	$ 2,038

Components of net amounts recognized:

(In thousands)
Prepaid Benefit Cost	$(1,045)
Accumulated Other Comprehensive Loss, Pre-tax	3,083

Net Amount Recognized	$ 2,038

The accumulated benefit obligation is equal to the projected benefit obligation at December 31, 2006 and 2005.

The following table summarizes the components of net periodic benefit cost for the years ended December 31, 2006, 2005, and 2004, respectively.

(In thousands)	2006	2005	2004

Interest Cost	$ 456	$ 448	$ 507
Expected Return on Plan Assets	(509)	(559)	(528)
Service Costs	60	--	--
Net Loss Amortization	249	150	221

Net Periodic Pension Cost	$ 256	$ 39	$ 200

The following table summarizes the assumptions used to determine the benefit obligations at December 31, 2006, 2005 and 2004, and net periodic benefit costs for the years ended December 31, 2006, 2005 and 2004:

(In thousands)	2006	2005	2004

Benefit Obligations
Discount Rate	5.84%	5.65%	5.75%
Expected Long-term Return on Plan Assets	7.50%	7.50%	8.00%
Net Periodic Benefit Cost
Discount Rate	5.65%	5.75%	6.00%
Expected Long-term Return on Plan Assets	7.50%	7.50%	8.00%

The discount rate reflects the rates at which pension benefits could be effectively settled. Merchants looks to rates of return on high-quality fixed income investments currently available and expected to be available during the period of maturity of the pension benefits. Consideration was given to the rates that would be used to settle plan obligations as of December 31, 2006 and to the rates of other indices at year end. Merchants' actuary used a bond matching model using individual bond yield data which matched the spot rate to the expected future benefit payments of the plan over a 99 year period. The expected long-term rate of return on plan assets reflects long-term earnings expectations on existing plan assets and those contributions expected to be received during the current plan year. In estimating that rate, appropriate consideration was given to historical returns earned by plan assets in the fund and the rates of return expected to be available for reinvestment. Rates of return were adjusted to reflect current capital market assumptions and changes in investment allocations, if any.

The following table sets forth the target asset allocation, and the asset allocation percentages as of December 31, 2006 and 2005, for Merchants' Pension Plan:

	Target Allocation	Allocation Percentage 12/31/2006	Allocation Percentage 12/31/2005

Equity Securities	60-70%	66%	63%
Debt Securities	30-40%	26%	33%
Other/Cash	--	8%	4%

Total		100%	100%

Merchants' Pension Plan Investment Policy Statement sets forth the investment objectives and constraints of the Plan. The purpose of the policy is to assist the Retirement Plan Committee of Merchants in effectively supervising, monitoring and evaluating the investments of the Plan.

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

There are no contributions expected to be made to the Plan in 2007.

The following table summarizes the estimated future benefit payments expected to be paid under the Plan:

(In thousands)	Pension Benefits

2007	$ 452
2008	402
2009	419
2010	443
2011	437
Years 2012 to 2016	2,595

The estimated future benefit payments expected to be paid under the Plan are based on the same assumptions used to measure Merchants' benefit obligation at December 31, 2006. No future service estimates were included due to the frozen status of the Plan.

401(k) Employee Stock Ownership Plan

Under the terms of Merchants' 401(k) Employee Stock Ownership Plan ("401(k)") eligible employees are entitled to contribute up to 75% of their compensation to the 401(k), and Merchants contributes a percentage of the amounts contributed by the employees as authorized by Merchants' Board of Directors. Merchants contributed approximately 107%, 109% and 110% of the amounts contributed by the employees (200% of up to 4.5% of individual employee compensation) in 2006, 2005 and 2004, respectively. The match for 2007 has been reduced to 100% of up to 4.5% of individual employee compensation.

Summary of Expense
A summary of expense relating to Merchants' various employee benefit plans for each of the years in the three year period ended December 31, 2006 is as follows:

(In thousands)	2006	2005	2004

Pension Plan	$ 256	$ 39	$ 200
401(k) Employee Stock Ownership Plan	878	914	865

Total	$1,134	$953	$1,065

(11) STOCK-BASED COMPENSATION PLANS

Stock Option Plan

Merchants has granted stock options to certain key employees. The options are exercisable immediately after the vesting period. Nonqualified stock options may be granted at any price determined by the Nominating and Governance Committee of Merchants' Board of Directors. All stock options have been granted at or above fair market value at the date of grant. At December 31, 2006, 241,893 shares are authorized for awards under the stock option plan.

Effective January 1, 2006, Merchants adopted the provisions of FAS 123(R) using a modified prospective application. Merchants granted 10,000 options during the third quarter of 2006, the first options granted since August 2001. The fair value of the options granted during 2006 was $4.70 per option. The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model that requires Merchants to develop estimates for assumptions used in the model. The Black-Scholes valuation model uses the following assumptions: expected volatility, expected term of option, risk-free interest rate and dividend yield. Expected volatility estimates are developed by Merchants based on historical volatility of Merchants' stock. Merchants uses historical data to estimate the expected term of the options. The risk-free interest rate for periods within the expected life of the option is based on the U.S. Treasury yield in effect at the grant date. The dividend yield represents the expected dividends on Merchants' stock. The assumptions used for expected volatility, expected term of option, risk-free interest rate and dividend yield for the options granted during 2006 were 27.26%, seven years, 4.90% and 4.53% respectively.


A summary of Merchants' stock option plan as of December 31, 2006, 2005 and 2004 and changes during the years then ended are as follows, with numbers of shares in thousands:

	2006		2005		2004
	Number Of Shares	Weighted Average Exercise Price Per Share	Number Of Shares	Weighted Average Exercise Price Per Share	Number Of Shares	Weighted Average Exercise Price Per Share

Options Outstanding, Beginning of Year	204	$17.96	280	$17.78	299	$17.51
Granted	10	26.63	--	--	--	--
Exercised	48	15.88	76	16.49	19	13.63
Expired	--	--	--	--	--	--

Options Outstanding, End of Year	166	$19.09	204	$17.96	280	$17.78

Options Exercisable	156	$18.60	204	$17.96	280	$17.78

As of December 31, 2006, there were options outstanding within the following ranges: 106 thousand at prices within the range of $15.00 to $20.00, 50 thousand at prices within the range of $20.01 to $23.00, and 10 thousand at $26.63. The weighted-average remaining contractual life of the outstanding options was 1.9 years as of December 31, 2006.

The total intrinsic value of options exercised was $383 thousand, $772 thousand and $296 thousand for the three years ended December 31, 2006, 2005 and 2004, respectively. Options outstanding at December 31, 2006 had an aggregate intrinsic value of $638 thousand and a weighted average remaining contractual term of 1.9 years. The total cash received from employees, net of withholding taxes, as a result of employee stock option exercises was $231 thousand, $75 thousand and $102 thousand for the years ended December 31, 2006, 2005 and 2004, respectively. Total shares surrendered by employees to satisfy the exercise price in conjunction with option exercises were 22,522, 44,670 and 5,364 for the years ended December 31, 2006, 2005 and 2004, respectively. The tax benefit realized as a result of the stock option exercises was $120 thousand, $270 thousand and $104 thousand for the years ended December 31, 2006, 2005 and 2004, respectively.

The total compensation cost recognized related to options for the year ended December 31, 2006 was $10 thousand. There was no compensation cost related to options during 2005. Compensation cost related to options is included in salary expense in the accompanying consolidated Statements of Income. Compensation expense for options granted is reflected over the vesting period.

Deferred Compensation Plans

In December 1995 Merchants established several plans (the "Plans") and trusts with Merchants Trust Company, to which it contributed an amount sufficient to cover Merchants' obligations to directors. The Plans used those payments, in part, to purchase newly issued common stock of Merchants at its then market price. The purchases have been accounted for as treasury stock transactions in Merchants' consolidated financial statements and are included in shares outstanding for purposes of computing earnings per share.

Restricted Stock Plans

Merchants has compensation plans for non-employee directors. Under the terms of these plans participating directors may elect to have all, or a specified percentage, of their director's fees for a given year paid in the form of cash or deferred in the form of restricted shares of Merchants' common stock. Directors who elect to have their compensation deferred are credited with a number of shares of Merchants' common stock equal in value to the amount of fees deferred plus a risk premium of not more than 25% of the amount deferred. The participating director may not sell, transfer or otherwise dispose of these shares prior to distribution. With respect to shares of common stock issued or otherwise transferred to a participating director, the participating director will have the right to receive dividends or other distributions thereon. If a participating director resigns under certain circumstances, the director forfeits all of his or her restricted shares which are risk premium shares. The total amount of unearned


compensation cost related to non-vested risk premium shares was $95 thousand at December 31, 2006. During 2006 1,895 risk premium shares were granted. The grant date fair value of the risk premium shares is recognized as an expense ratably over the five-year restriction period.

(12) SHAREHOLDERS' EQUITY

Vermont state law requires Merchants to allocate a minimum of 10% of net income to surplus until such time as appropriated amounts equal 10% of deposits and other liabilities. Merchants' shareholders' equity included $18.1 million and $17.1 million of such appropriations as of December 31, 2006 and 2005, respectively. Vermont state law also restricts the payment of dividends under certain circumstances.

(13) EARNINGS PER SHARE

The following tables present reconciliations of the calculations of basic and diluted earnings per share for the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004

	(In thousands except share and per share data)
Net Income	$10,871	$11,902	$11,933
Weighted Average Common Shares Outstanding	6,276	6,319	6,225
Dilutive Effect of Common Stock Equivalents	24	42	67
Weighted Average Common and Common
Equivalent Shares Outstanding	6,300	6,361	6,292
Basic Earnings Per Share	$1.73	$1.88	$1.91
Diluted Earnings Per Share	$1.73	$1.87	$1.90

Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. The computation of diluted earnings per share excludes the effect of assuming the exercise of certain outstanding stock options because the effect would be anti-dilutive. As of December 31, 2006 there were 10 thousand anti-dilutive options outstanding. The average anti-dilutive options outstanding for 2006 was 3,753. As of December 31, 2005 and 2004, there were no anti-dilutive options outstanding.

(14) PARENT COMPANY

The Parent Company's investments in its subsidiaries are recorded using the equity method of accounting. Summarized financial information relative to the Parent Company only balance sheets at December 31, 2006 and 2005, and statements of income and cash flows for each of the years in the three year period ended December 31, 2006, are as follows:

Balance Sheets as of December 31,

(In thousands)	2006	2005

Assets:
Investment in and Advances to Subsidiaries*	$89,536	$84,335
Cash*	828	1,610
Other Assets	398	1,233

Total Assets	$90,762	$87,178

Liabilities and Shareholders' Equity:
Other Liabilities	$ 446	$ 162
Long Term Debt	20,619	20,619
Shareholders' Equity	69,697	66,397

Total Liabilities and Shareholders' Equity	$90,762	$87,178

Statements of Income for the Years Ended December 31,

(In thousands)	2006	2005	2004

Dividends from Merchants Bank*	$ 8,786	$ 6,831	$ 14,818
Equity in Undistributed (Distributed) Earnings of Subsidiaries	3,198	6,047	(2,755)
Other Expense, Net	(1,712)	(1,495)	(200)
Benefit from Income Taxes	599	519	70

Net Income	$10,871	$11,902	$ 11,933

Statements of Cash Flows for the Years Ended December 31,

(In thousands)	2006	2005	2004

Cash Flows from Operating Activities:
Net Income	$10,871	$11,902	$ 11,933
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Decrease (Increase) in Other Assets	835	724	(2,053)
Increase in Other Liabilities	284	99	50
Tax Benefit from Exercises of Stock Options	--	270	104
Equity in (Undistributed) Distributed Earnings of Subsidiaries	(3,198)	(6,047)	2,755

Net Cash Provided by Operating Activities	8,792	6,948	12,789

Cash Flows from Financing Activities:
Purchases of Treasury Stock	(3,993)	(4,474)	--
Sale of Treasury Stock	11	3,566	--
Investment in Unconsolidated Subsidiary	--	--	(619)
Proceeds from Exercise of Stock Options	231	75	102
Tax Benefit from Exercises of Stock Options	120	--	--
Cash Dividends Paid	(6,203)	(6,039)	(32,320)
Junior Subordinated Debentures Issued to Unconsolidated
Subsidiary Trust	--	--	20,619
Other, Net	260	244	(10)

Net Cash Used in Financing Activities	(9,574)	(6,628)	(12,228)

(Decrease) Increase in Cash and Cash Equivalents	(782)	320	561
Cash and Cash Equivalents at Beginning of Year	1,610	1,290	729

Cash and Cash Equivalents at End of Year	$ 828	$ 1,610	$ 1,290

* Account balances are partially or fully eliminated in consolidation.

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

Exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and financial guarantees written is represented by the contractual amount of those instruments. Merchants uses the same credit policies in making commitments as it does for on-balance sheet instruments. The contractual amounts of these financial instruments at December 31, 2006 and 2005 are as follows:

(In thousands)	Contractual Amount

2006
Financial Instruments Whose Contract Amounts
Represent Credit Risk:
Commitments to Originate Loans	$ 23,660
Unused Lines of Credit	130,245
Standby Letters of Credit	6,147
Loans Sold with Recourse	589
Equity Commitments to Affordable Housing
Limited Partnerships	14

(In thousands)	Contractual Amount

2005
Financial Instruments Whose Contract Amounts
Represent Credit Risk:
Commitments to Originate Loans	$ 26,779
Unused Lines of Credit	126,004
Standby Letters of Credit	6,343
Loans Sold with Recourse	759
Equity Commitments to Affordable Housing
Limited Partnerships	1,455

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since a portion of the commitments is expected to expire without being drawn upon, the total commitment amount does not necessarily represent a future cash requirement. Merchants evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained by Merchants upon extension of credit is based on management's credit evaluation of the counterparty, and an appropriate amount of real and/or personal property is obtained as collateral.

FASB Interpretation No. 45 ("FIN No. 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others; an Interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34", requires certain disclosures and liability-recognition for the fair value at issuance of guarantees that fall within its scope. Under FIN No. 45, Merchants does not issue any guarantees that would require liability-recognition or disclosure, other than its standby letters of credit. Merchants has issued conditional commitments in the form of standby letters of credit to guarantee payment on behalf of a customer and guarantee the performance of a customer to a third party. Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit totaled approximately $6.15 million and $6.34 million at December 31, 2006 and 2005, respectively, and represent the maximum potential future payments Merchants could be required to make. Typically, these instruments have terms of 12 months or less and


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

Merchants may enter into commitments to sell loans, which involve market and interest rate risk. There were no such commitments at December 31, 2006 or 2005.

Interest Rate Cap and Floor Contracts

Interest rate caps allow the purchaser to "cap" the contractual rate associated with a liability; alternatively interest rate floors allow the purchaser to protect the rate of return on an asset. Merchants may use floor contracts to mitigate the effects on net interest income in the event interest rates on floating rate loans decline and may use cap contracts to mitigate the effects on net interest income should interest rates on floating rate deposits increase. As of December 31, 2006, there were no interest rate cap or floor contracts outstanding.

Balances at the Federal Reserve Bank
At December 31, 2006 and 2005, amounts at the Federal Reserve Bank included $3.7 million and $7.0 million, respectively, held to satisfy certain reserve requirements of the Federal Reserve Bank.

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

(16) FAIR VALUE OF FINANCIAL INSTRUMENTS

Investments

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalent and the Federal Home Loan Bank stock approximate fair value. Fair value for investment securities is determined from quoted market prices, when available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

An analysis of the fair value of the investment securities as of December 31, 2006 and 2005 is as follows:

	2006		2005
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Securities Available for Sale	$333,958	$333,958	$382,797	$382,797
Securities Held to Maturity	5,615	5,804	7,663	8,001

	$339,573	$339,762	$390,460	$390,798

Loans

The fair value of variable rate loans that reprice frequently and have no significant credit risk is based on carrying values. The fair value for other loans is estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

An analysis of the fair value of the loan portfolio as of December 31, 2006 and 2005 is as follows:

	2006		2005
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Gross Loans	$689,283	$687,886	$605,926	$603,245
Allowance for Loan Losses	6,911	--	7,083	--

Net Loans	$682,372	$687,866	$598,843	$603,245

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

An analysis of the fair value of deposits as of December 31, 2006 and 2005 is as follows:

	2006		2005
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Demand Deposits	$122,036	$122,036	$124,292	$124,292
Savings, NOW and Money Market	442,442	442,442	479,955	479,955
Time Deposits $100 thousand
and greater	76,822	76,169	64,006	62,963
Other Time Deposits	236,052	234,046	186,323	183,286

	$877,352	$874,693	$854,576	$850,496

Debt

The fair value of debt is estimated using current market rates for borrowings of similar remaining maturity. An analysis of the fair value of the borrowings of Merchants as of December 31, 2006 and 2005 is as follows:

	2006		2005
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Short-term Borrowings	$ 4,000	$ 4,000	$52,988	$52,988
Long-term Debt	53,863	53,504	55,764	55,198
Securities Sold Under Agreement to
Repurchase	106,547	106,573	20,000	20,044
Junior Subordinated Debentures issued
to Unconsolidated Subsidiary Trust	20,619	22,420	20,619	20,138

Commitments to Extend Credit and Standby Letters of Credit

The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of financial standby letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties. The fair value of commitments to extend credit and standby letters of credit is approximately $61 thousand and $63 thousand as of December 31, 2006 and 2005, respectively.

(17) REGULATORY CAPITAL REQUIREMENTS

Merchants is subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on Merchants' financial statements. Under capital


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

Quantitative measures established by regulation to ensure capital adequacy require Merchants to maintain minimum ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2006, that Merchants met all capital adequacy requirements to which it is subject.

As of December 31, 2006, the most recent notification from the FDIC categorized Merchants Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed Merchants Bank's category. To be considered well capitalized under the regulatory framework for prompt corrective action, Merchants Bank must maintain minimum Tier 1 Leverage, Tier 1 Risk-Based, and Total Risk-Based Capital ratios as set forth in the table below.

	Actual		For Capital Adequacy Purposes		To Be Well- Capitalized Under Prompt Corrective Action Provisions
(In thousands)	Amount(1)	Percent	Amount	Percent	Amount	Percent

As of December 31, 2006
Merchants Bancshares, Inc.:
Tier 1 Leverage Capital	$93,121	8.24%	$45,204	4.00%	N/A
Tier 1 Risk-Based Capital	93,121	12.59%	29,580	4.00%	N/A
Total Risk-Based Capital	100,403	13.58%	59,159	8.00%	N/A
Merchants Bank:
Tier 1 Leverage Capital	$92,571	8.16%	$45,355	4.00%	$56,693	5.00%
Tier 1 Risk-Based Capital	92,571	12.45%	29,737	4.00%	44,605	6.00%
Total Risk-Based Capital	99,853	13.43%	59,474	8.00%	74,342	10.00%

As of December 31, 2005
Merchants Bancshares, Inc.:
Tier 1 Leverage Capital	$90,454	8.54%	$42,374	4.00%	N/A
Tier 1 Risk-Based Capital	90,454	13.31%	27,174	4.00%	N/A
Total Risk-Based Capital	97,537	14.36%	54,348	8.00%	N/A
Merchants Bank:
Tier 1 Leverage Capital	$88,187	8.30%	$42,513	4.00%	$53,141	5.00%
Tier 1 Risk-Based Capital	88,187	12.93%	27,291	4.00%	40,396	6.00%
Total Risk-Based Capital	95,270	13.96%	54,582	8.00%	68,227	10.00%

(1)	Capital amounts include $20 million in trust preferred securities issued in December 2004. These hybrid securities qualify as regulatory capital up to certain regulatory limits.

(18) CUMULATIVE ADJUSTMENT TO RETAINED EARNINGS UNDER SEC STAFF ACCOUNTING
BULLETIN NO. 108

In September 2006, the staff of the SEC issued Staff Accounting Bulletin ("SAB") No. 108 which was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. There are two widely recognized methods for quantifying the effects of financial statement misstatements: the "roll-over" and "iron curtain" methods. The roll-over method focuses primarily on the impact of a misstatement on the income statement. The iron curtain method quantifies misstatements based on the effects of correcting misstatements that exist in the balance sheet at the end of the current year, regardless of the misstatement's year(s) of origin. In SAB 108, the SEC staff established an approach that requires quantification of


financial statement misstatements based on the effects of the misstatements under both the roll-over and iron curtain methods. This framework is referred to as the "dual approach." SAB 108 permits companies to initially apply its provisions either by restating prior financial statements as if the dual approach had always been used or recording the cumulative effect of initially applying the dual approach as adjustments to the balance sheet as of the first day of the fiscal year with an offsetting adjustment recorded to retained earnings. Prior to SAB No. 108, Merchants utilized the rollover approach when quantifying misstatements. The provisions of SAB No. 108 must be applied to financial statements for fiscal years ending after November 15, 2006.

As a result of the adoption of SAB No. 108, Merchants recognized a reduction in other liabilities and an increase in other assets, as described below. These entries were recorded as adjustments of the beginning of the year 2006 opening balances for these accounts and the impact was reflected in shareholders' equity as a cumulative effect adjustment to retained earnings. The entry to reduce other liabilities was in connection with a $620 thousand over accrual of income tax expense which occurred over several years prior to 2004. The entry to increase other assets was in connection with an inappropriate recognition of $190 thousand related to an adjustment to an other asset prior to 1997.

Merchants' management has concluded that these adjustments are immaterial to prior years' consolidated financial statements under its previous method of assessing materiality, and therefore has elected, as permitted under the transition provisions of SAB No. 108, to reflect the effect of these adjustments in opening assets and liabilities as of January 1, 2006, with the offsetting adjustment reflected as a cumulative effect adjustment to opening retained earnings as of January 1, 2006.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
of Merchants Bancshares, Inc.:

We have audited the accompanying consolidated balance sheets of Merchants Bancshares, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in shareholders' equity, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Merchants Bancshares, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in note 18 to the consolidated financial statements, the Company changed its method of quantifying errors in 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 2, 2007, expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Albany, New York
March 2, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
of Merchants Bancshares, Inc.:

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Merchants Bancshares, Inc. and subsidiaries (the "Company") maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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


In our opinion, management's assessment that Merchants Bancshares, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Merchants Bancshares, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in shareholders' equity, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated March 2, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Albany, New York
March 2, 2007

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURES

None.

ITEM 9A - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures - The principal executive officer and principal financial officer of Merchants have evaluated its disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) as of December 31, 2006. Based on this evaluation, the principal executive officer and principal financial officer have concluded that Merchants' disclosure controls and procedures effectively ensure that information required to be disclosed in Merchants' filings and submissions with the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. In addition, Merchants has reviewed its internal control over financial reporting and there have been no changes in its internal control over financial reporting or in other factors during Merchants' most recent fiscal quarter that have materially affected or are likely to materially affect Merchants' internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting - Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) or 15d-15(f). Merchants' internal control system was designed to provide reasonable assurances to Merchants' management and board of directors regarding the preparation and fair presentation of published financial statements. Under the supervision and with the participation of Merchants' management, including its principal executive officer and principal financial officer, an evaluation of the effectiveness of its internal control over financial reporting was conducted, based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation under the framework in Internal Control - Integrated Framework, management concluded that its internal control over financial reporting was effective as of December 31, 2006. Management's assessment of the effectiveness of internal control over financial reporting as of December 31, 2006 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8 herein.

ITEM 9B - OTHER INFORMATION - All information required to be disclosed on Form 8-K during the fourth quarter of 2006 has been reported.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

ITEM 11 - EXECUTIVE COMPENSATION

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

Reference is hereby made to Merchants' Proxy Statement to Shareholders for its Annual Meeting of Shareholders to be held on May 1, 2007, wherein pursuant to Regulation 14A information concerning the above subjects (Items 10 through 14) is incorporated by reference.

Pursuant to Rule 12b-23 and Instruction G to Form 10-K, definitive copies of the Proxy Statement will be filed within 120 days subsequent to the end of Merchants' 2006 fiscal year.

PART IV

ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(1)	The following consolidated financial statements are included:

Consolidated Balance Sheets, December 31, 2006, and December 31, 2005

Consolidated Statements of Income for years ended December 31, 2006, 2005 and 2004

Consolidated Statements of Comprehensive Income for the years ended December 31, 2006, 2005 and 2004

Consolidated Statements of Changes in Shareholders' Equity for years ended December 31, 2006, 2005 and 2004

Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004

Notes to Consolidated Financial Statements

(2)	The following exhibits are either filed or attached as part of this report, or are incorporated herein by reference:

Exhibit	Description

3.1.1

Certificate of Incorporation, filed April 20, 1987 (Incorporated by reference to Exhibit B to Pre-Effective Ammendment No. 1 to Merchants' Definitive Proxy Statement for the Annual Meeting of the Shareholders of the Company, filed on April 25, 1987)

3.1.2	Certificate of Merger, filed June 5, 1987

3.1.3	Certificate of Amendment, filed May 11, 1988

3.1.4	Certificate of Amendment, filed April 29, 1991

3.1.5	Certificate of Amendment, filed August 29, 2006

3.1.6	Certificate of Amendment, filed August 29, 2006

3.2	Amended By-Laws of Merchants (Incorporated by reference to Exhibit C to Merchants' Definitive Proxy Statement for the Annual Meeting of the Stockholders of the Company, filed on April 25, 1987)

4	Instruments defining the rights of security holders, including indentures

4.1	Specimen of Merchants' Common Stock Certificate (Incorporated by Reference to Exhibit 4.1 to Merchants' 2001 Form 10-K filed on March 28, 2002)

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

10.4	Form of Employment Agreement dated as of January 1, 2007, by and between Merchants and its subsidiaries and certain of its executive officers

10.5

Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures dated December 15, 2004; Merchants Bancshares, Inc. as Issuer, Wilmington Trust Company as Trustee (Incorporated by reference to Exhibit 10.5 to Merchants' 2004 Form 10-K filed on March 9, 2005)

10.5.1	MBVT Statutory Trust I Subscription Agreement dated December 15, 2004 (Incorporated by reference to Exhibit 10.5.1 to Merchants' 2004 Form 10-K filed on March 9, 2005)

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

10.14.2	The Merchants Bancshares, Inc. Amended and Restated Deferred Compensation Plan for Directors (Incorporated by reference to Merchants' Quarterly Report on Form 10-Q filed on October 31, 2006)

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

10.17	The Merchants Bancshares, Inc. Amended and Restated Stock Option Plan

14	Code of Ethics (Incorporated by reference to the Registrant's Annual Report on Form 10-K for the Year Ended December 31, 2003)

21	Subsidiaries of Merchants

23	Consent of KPMG LLP

31.1	Certification of Chief Executive Officer of Merchants Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14

31.2	Certification of Chief Financial Officer of Merchants Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14

32.1	Certification of Chief Executive Officer of Merchants Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer of Merchants Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirement of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on it's behalf by the undersigned, thereunto duly authorized.

Merchants Bancshares, Inc.

Date	March 2, 2007	By	/s/ Michael R. Tuttle

Michael R. Tuttle, President & CEO

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of MERCHANTS BANCSHARES, INC., and in the capacities and on the date as indicated.

By	/s/ Michael R. Tuttle		March 2, 2007

	Michael R. Tuttle, Director,		Date
President & CEO of Merchants

By	/s/ Peter A. Bouyea		March 2, 2007

	Peter A. Bouyea, Director		Date

By	/s/ Charles A. Davis		March 2, 2007

	Charles A. Davis, Director		Date

By	/s/ Jeffrey L. Davis		March 2, 2007

	Jeffrey L. Davis, Director		Date

By	/s/ Michael G. Furlong		March 2, 2007

	Michael G. Furlong, Director		Date

By	/s/ John A. Kane		March 2, 2007

	John A. Kane, Director		Date

By	/s/ Lorilee A. Lawton		March 2, 2007

	Lorilee A. Lawton, Director		Date

By	/s/ Bruce M. Lisman		March 2, 2007

	Bruce M. Lisman, Director		Date

By	/s/ Raymond C. Pecor, Jr.		March 2, 2007

	Raymond C. Pecor, Jr. Director		Date
Chairman of the Board of Directors

By	/s/ Patrick S. Robins		March 2, 2007

	Patrick S. Robins, Director		Date

By	/s/ Robert A. Skiff		March 2, 2007

	Robert A. Skiff, Director		Date

By	/s/ Janet P. Spitler		March 2, 2007

	Janet P. Spitler, Treasurer & CFO of Merchants		Date
