Form 10-Q
period 2007-03-31
MERCHANTS BANCSHARES INC
filed 2007-05-10
CIK 726517

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2007

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	0-11595

Merchants Bancshares, Inc.

(Exact name of registrant as specified in its charter)

Delaware	03-0287342

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

275 Kennedy Drive, South Burlington, Vermont	05403

(Address of principal executive offices)	(Zip Code)

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
[ ] Yes [ X ] No

As of April 10, 2007, there were 6,176,911 shares of the registrant's common stock, par value $0.01 per share, outstanding.

MERCHANTS BANCSHARES, INC.
FORM 10-Q
TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.	Interim Consolidated Financial Statements (Unaudited)

	Consolidated Balance Sheets March 31, 2007 and December 31, 2006	1

	Consolidated Statements of Income For the three months ended March 31, 2007 and 2006	2

	Consolidated Statements of Comprehensive Income For the three months ended March 31, 2007 and 2006	3

	Consolidated Statements of Cash Flows For the three months ended March 31, 2007 and 2006	4

	Notes to Interim Consolidated Financial Statements	5 - 6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	7 - 15
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	15 - 17
Item 4.	Controls and Procedures	17

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	18
Item 1A.	Risk Factors	18
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 3	Defaults upon Senior Securities	18
Item 4.	Submission of Matters to a Vote of Security Holders	18
Item 5.	Other Information	18
Item 6.	Exhibits	18 - 19
Signatures		20
Exhibits

MERCHANTS BANCSHARES, INC. PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

Merchants Bancshares, Inc. Consolidated Balance Sheets
(Unaudited)

(In thousands except share and per share data)	March 31, 2007	December 31, 2006

ASSETS
Cash and due from banks:	$ 33,024	$ 36,706
Federal funds sold and other short-term investments	66,000	42,000

Total cash and cash equivalents	99,024	78,706
Investments:
Securities available for sale, at fair value	315,253	333,958
Securities held to maturity (fair value of $5,382 and $5,804)	5,193	5,615

Total investments	320,446	339,573

Loans	694,379	689,283
Less: Allowance for loan losses	7,026	6,911

Net loans	687,353	682,372

Federal Home Loan Bank stock	5,114	5,486
Bank premises and equipment, net	12,116	12,538
Investment in real estate limited partnerships	8,936	9,389
Other assets	8,189	8,894

Total assets	$1,141,178	$1,136,958

LIABILITIES
Deposits:
Demand deposits	$ 119,999	$ 122,036
Savings, NOW and money market accounts	436,634	442,442
Time deposits $100 thousand and greater	83,462	76,822
Other time deposits	250,611	236,052

Total deposits	890,706	877,352

Securities sold under agreements to repurchase and other short-term borrowings	84,604	90,547
Securities sold under agreements to repurchase, long-term	20,000	20,000
Other long-term debt	48,782	53,863
Junior subordinated debentures issued to unconsolidated subsidiary trust	20,619	20,619
Other liabilities	5,488	4,880

Total liabilities	1,070,199	1,067,261

Commitments and contingencies (Note 5)
SHAREHOLDERS' EQUITY
Preferred stock Class A non-voting
Shares authorized - 200,000, none outstanding	--	--
Preferred stock Class B voting
Shares authorized - 1,500,000, none outstanding	--	--
Common stock, $.01 par value	67	67
Shares authorized	10,000,000
Issued	As of March 31, 2007	6,651,760
As of December 31, 2006	6,651,760
Outstanding	As of March 31, 2007	5,863,577
As of December 31, 2006	5,873,290
Capital in excess of par value	37,316	37,413
Retained earnings	49,489	48,609
Treasury stock, at cost	(17,100)	(16,766)
As of March 31, 2007	788,183
As of December 31, 2006	778,470
Deferred compensation arrangements	5,716	5,833
Accumulated other comprehensive loss	(4,509)	(5,459)

Total shareholders' equity	70,979	69,697

Total liabilities and shareholders' equity	$1,141,178	$1,136,958

See accompanying notes to interim consolidated financial statements.

Merchants Bancshares, Inc. Consolidated Statements of Income (Unaudited)

	Three Months Ended March 31,
(In thousands except per share data)	2007	2006

INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$11,465	$9,905
Interest and dividends on investments, fed funds sold and other short-term investments
U.S. Treasury and Agency obligations	1,759	1,920
Other	2,836	2,710

Total interest and dividend income	16,060	14,535

INTEREST EXPENSE
Savings, NOW and money market accounts	1,223	1,247
Time deposits $100 thousand and greater	2,025	476
Other time deposits	1,200	1,370
Other borrowed funds	928	812
Long-term debt	1,170	1,001

Total interest expense	6,546	4,906

Net interest income	9,514	9,629
Provision for credit losses	--	--

Net interest income after provision for credit losses	9,514	9,629

NONINTEREST INCOME
Trust company income	487	458
Service charges on deposits	1,091	1,113
Loss on investment securities	(37)	--
Equity in losses of real estate limited partnerships, net	(451)	(423)
Other	752	718

Total noninterest income	1,842	1,866

NONINTEREST EXPENSE
Salaries and wages	3,012	3,010
Employee benefits	924	1,058
Occupancy expense, net	829	792
Equipment expense	685	706
Legal and professional fees	646	537
Marketing	284	340
State franchise taxes	223	239
Other	1,367	1,260

Total noninterest expense	7,970	7,942

Income before provision for income taxes	3,386	3,553
Provision for income taxes	769	831

NET INCOME	$ 2,617	$2,722

Basic earnings per common share	$0.42	$0.43
Diluted earnings per common share	$0.42	$0.43

See accompanying notes to interim consolidated financial statements.

Merchants Bancshares, Inc. Consolidated Statements of Comprehensive Income (Unaudited)

	Three months ended March 31,
(In thousands)	2007	2006

Net income	$2,617	$ 2,722
Other comprehensive income (loss), net of tax:
Change in net unrealized gain (loss) on securities available for sale, net
of taxes of $474 and $(1,143)	881	(2,123)
Reclassification adjustments for securities losses included in
net income, net of taxes of $13	24	--
Amortization of net actuarial loss, net of taxes of $25	45	--

Other comprehensive income (loss)	950	(2,123)

Comprehensive income	$3,567	$ 599

See accompanying notes to the interim consolidated financial statements.

Merchants Bancshares, Inc. Consolidated Statements of Cash Flows (Unaudited)

For the three months ended March 31,	2007	2006

(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 2,617	$ 2,722
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	800	1,127
Amortization of stock grant	4	--
Loss on sales of investment securities	37	--
Equity in losses of real estate limited partnerships, net	453	423
Changes in assets and liabilities:
Increase in interest receivable	245	3
(Increase) decrease in other assets	(133)	868
Increase (decrease) in interest payable	55	(150)
Increase in other liabilities	626	1,132

Net cash provided by operating activities	4,704	6,125

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investment securities available for sale	1,463	--
Proceeds from maturities of investment securities available for sale	18,444	19,615
Proceeds from maturities of investment securities held to maturity	422	557
Proceeds from redemption of Federal Home Loan Bank stock	372	--
Purchases of investment securities available for sale	--	(39,725)
Net change in loans	(5,547)	(16,216)
Proceeds from sales of loans, net	494	--
Investments in real estate limited partnerships	--	(910)
Purchases of bank premises and equipment	(76)	(379)

Net cash provided by (used in) investing activities	15,572	(37,058)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	13,354	(2,129)
Net (decrease) increase in short-term borrowings	(1,957)	22,762
Proceeds from long-term debt	--	10,000
Net (decrease) increase in securities sold under agreement to repurchase-short term	(3,986)	456
Principal payments on long-term debt	(5,081)	(10,576)
Cash dividends paid	(1,546)	(1,561)
Purchases of treasury stock	(825)	(535)
Sale of treasury stock	5	3
Increase in deferred compensation arrangements	63	58
Proceeds from exercise of stock options, net of withholding taxes	--	72
Tax benefit from exercise of stock options	15	--

Net cash provided by financing activities	42	18,550

Increase (decrease) in cash and cash equivalents	20,318	(12,383)
Cash and cash equivalents beginning of year	78,706	45,214

Cash and cash equivalents end of period	$99,024	$ 32,831

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Total interest payments	$ 6,491	$ 5,057
Total income tax payments	400	--
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Distribution of stock under deferred compensation arrangements	$ 268	$ 282
Distribution of treasury stock in lieu of cash dividend	190	205
Transfer of loans to other real estate owned	--	312

See accompanying notes to interim consolidated financial statements.

Notes To Interim Consolidated Financial Statements

See Merchants Bancshares, Inc. ("Merchants") 2006 Annual Report on Form 10-K for additional information.

Note 1: Financial Statement Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. All adjustments necessary for a fair presentation of the interim consolidated financial statements of Merchants as of March 31, 2007, and for the three months ended March 31, 2007 and 2006, have been included. The information was prepared from the unaudited financial statements of Merchants and its subsidiaries, Merchants Bank, Merchants Trust Company, Merchants Properties, Inc. and MBVT Statutory Trust I.

Note 2: Earnings Per Share

The following table presents reconciliations of the calculations of basic and diluted earnings per common share for the periods indicated:

	For the Three Months Ended March 31,

	2007	2006

(In thousands except per share data)
Net income	$2,617	$2,722

Weighted average common shares outstanding	6,187	6,302
Dilutive effect of common stock equivalents	18	26

Weighted average common and common equivalent
shares outstanding	6,205	6,328
Basic earnings per share	$ 0.42	$ 0.43
Diluted earnings per share	$ 0.42	$ 0.43

Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding for the three month periods ended March 31, 2007 and 2006. For the three months ended March 31, 2007 there was an average of 10,000 stock options outstanding that were not included in the calculation of earnings per share because they were anti-dilutive. There were no anti-dilutive stock options outstanding during the three months ended March 31, 2006.

Note 3: Pension

Prior to January 1995 Merchants maintained a noncontributory defined benefit pension plan (the "Plan") covering all eligible employees. The Plan was a final average pay plan with benefits based on the average salary rates using the five consecutive Plan years of the last ten years that produce the highest average salary. It was Merchants' policy to fund the cost of benefits expected to accrue during the year plus amortization of any unfunded accrued liability that had accumulated prior to the valuation date based on IRS regulations for funding. During 1995 the Plan was curtailed. Accordingly, all accrued benefits were fully vested and no additional years of service or age will be accrued.

The following table summarizes the components of net periodic pension benefit costs for the periods indicated:

	Pension Benefits
	Three months ended March 31,
(In thousands)	2007	2006

Interest cost	$ 115	$ 115
Expected return on Plan assets	(125)	(127)
Amortization of net loss	70	81

Net periodic benefit cost	$ 60	$ 69

No contributions have been made to the Plan during 2007 to date. Merchants has no required contribution for 2007.

Note 4: Stock Repurchase Program

In October 2005 Merchants' Board of Directors approved a stock repurchase program, pursuant to which Merchants may repurchase up to 200,000 shares of its common stock from time to time through October 2006. The Board of Directors voted to extend the program through October 2007 at its October 2006 meeting. Merchants has purchased 199,277 shares of its common stock on the open market under the program, at an average per share price of $23.82, of which 32,566 shares were purchased during 2007. In January 2007, Merchants' Board approved a new program, pursuant to which Merchants may repurchase 200,000 shares of its common stock on the open market from time to time through January 2008. The new program will commence when there are no shares remaining to be purchased as authorized under the previous stock repurchase program.

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

Merchants does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are conditional commitments issued by Merchants to guarantee the performance of a customer to a third party. Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit totaled approximately $6.49 million at March 31, 2007 and represent the maximum potential future payments Merchants could be required to make. Typically, these instruments have terms of 12 months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit for on balance sheet instruments. Merchants' policies governing loan collateral apply to standby letters of credit at the time of credit extension. Loan-to-value ratios are generally consistent with loan-to-value requirements for other commercial loans secured by similar types of collateral. The fair value of Merchants' standby letters of credit at March 31, 2007 was insignificant.

Merchants is involved in routine legal proceedings that occur in the ordinary course of business, which, in the aggregate, are believed by management to be immaterial to its financial condition and results of operations.

Note 6: Accounting for Uncertainty in Income Taxes

In June 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements by prescribing a recognition threshold of more-likely-than-not, and a measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return in order for the related tax benefits to be recognized or continue to be recognized. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006 and is to be applied to all tax positions upon initial adoption of this standard.

On January 1, 2007 Merchants adopted the provisions of FIN 48 and there was no impact to the consolidated financial statements. Upon the adoption of this standard, Merchants performed an analysis of its tax positions to determine whether there may be uncertainties that require further analysis under FIN 48 based upon their specific facts and circumstances. Merchants did not identify any tax positions that contained significant uncertainties at January 1, 2007 or March 31, 2007.

Merchants has no interest or penalties recognized in its consolidated statements of income for the three months ended March 31, 2007 and 2006, or in its consolidated balance sheets at March 31, 2007. Such interest and penalties would be classified as other noninterest expense in its consolidated statement of income.

Merchants is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending December 31, 2003 through 2006. Merchants' state income tax returns are also open to audit under the statute of limitations for the years ending December 31, 2003 through 2006. Merchants' 2004 federal income tax was audited by the IRS with only small adjustments made to the return as filed.

Note 7: Reclassifications
Amounts reported for prior periods are reclassified, where necessary, to be consistent with the current period presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

Except for the historical information contained herein, this Quarterly Report on Form 10-Q of Merchants may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including, without limitation:

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

(iv)

the fact that at March 31, 2007, approximately 47% of Merchants' loan portfolio was comprised of commercial and commercial real estate loans with some relationships exceeding ten million dollars, exposing Merchants to the risks inherent in financings based upon analyses of credit risk, the value of underlying collateral, including real estate, and other more intangible factors, which are considered in making commercial loans;

(v)

the fact that at March 31, 2007, approximately 83% of Merchants' loan portfolio was comprised of residential real estate and commercial real estate loans, exposing Merchants to the risks inherent in financings based upon analyses of credit risk and the value of underlying collateral. Accordingly, Merchants' profitability may be negatively impacted by errors in risk analyses, by loan defaults, and the ability of certain borrowers to repay such loans may be adversely affected by any downturn in general economic conditions;

(vi)

the fact that acts or threats of terrorism and actions taken by the United States or other governments as a result of such acts or threats, including possible military action, could further adversely affect business and economic conditions in the United States of America generally and in Merchants' markets, which could adversely affect Merchants' financial performance, that of Merchants' borrowers, and on the financial markets and the price of Merchants' common stock;

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

General

All adjustments necessary for a fair presentation of Merchants' interim consolidated financial statements as of March 31, 2007, and for the three months ended March 31, 2007 and 2006, have been included. The information was prepared from the unaudited financial statements of Merchants and its subsidiaries, Merchants Bank, Merchants Trust Company, Merchants Properties, Inc. and MBVT Statutory Trust I.

Results of Operations
Overview

Net income for the first quarter of 2007 was $2.62 million compared to net income of $2.72 million for the first quarter of 2006. The return on average assets and return on average equity for the first quarter of 2007 were 0.93% and 15.05%, respectively, compared to 1.01% and 16.47%, respectively, for the first quarter of 2006. The following were the major factors contributing to the results for the first quarter of 2007 compared to the first and/or fourth quarters of 2006:

*

The net interest margin decreased slightly during the quarter to 3.60% compared to 3.62% for the fourth quarter of 2006 and 3.83% for the first quarter of 2006. Net interest income was $9.51 million for the first quarter of 2007 compared to $9.63 million for the first quarter of 2006.

*

Noninterest income decreased slightly to $1.84 million for the first quarter of 2007 compared to $1.87 million for the first quarter of 2006. Noninterest expense increased by a small amount to $7.97 million for the first quarter of 2007 compared to $7.94 million for the first quarter of 2006;

*	Average quarterly loans increased $81.16 million, or 13.3%, over the first quarter of 2006;

*

Merchants' average quarterly securities portfolio decreased $75.06 million, or 18.2% over the first quarter of 2006; at the same time its average quarterly short-term investment position increased $44.70 million over the first quarter of 2006;

*	Average earning assets increased $50.79 million, or 5% over the first quarter of 2006;

*	Average quarterly deposits increased $28.16 million, or 3.3%, over the first quarter of 2006.

Net Interest Income

Merchants' net interest income decreased $115 thousand for the first quarter of 2007 compared to the first quarter of 2006. Merchants' net interest margin decreased 23 basis points to 3.60% from 3.83% for the first quarter of 2007 compared to the first quarter of 2006, and decreased by 2 basis points when comparing the first quarter of 2007 to the fourth quarter of 2006. These decreases are attributable to a number of factors. Merchants' liability sensitivity has continued to increase due to changes in its balance sheet mix over the past year while short-term interest rates rose higher, accompanied by a sustained flat yield curve. Merchants' average yield on interest earnings assets increased by 5 basis points during the first quarter of 2007 as compared to the fourth quarter of 2006, and by 30 basis points over the first quarter of 2006, while its cost of interest bearing liabilities increased by 8 basis points in the first quarter of 2007 as compared to fourth quarter of 2006, and 61 basis points over the first quarter of 2006. The shift from variable rate to fixed rate loans in Merchants' combined commercial mortgage and commercial loan portfolios has continued as customers locked in their rates in the current flat yield curve environment. As shown in the table on pages 9-10, Merchants' deposits have continued to shift from lower cost savings, NOW and money market accounts to higher rate time deposits. Merchants has continued to make adjustments to its time deposit rates, rather than make even greater changes in money market account rates. Merchants' rate paid on long-term debt has increased 5 basis points over the fourth quarter of 2006 as long-term debt taken out in a lower interest rate environment runs off. The cost of short-term securities sold under agreements to repurchase has decreased by 12 basis points from the fourth quarter of 2006 to the first quarter of 2007 as Merchants has been able to make small downward adjustments to these rates and still remain competitive.

The following table attributes changes in Merchants' net interest income (on a fully taxable equivalent basis) to changes in either average balances or average rates for the three months ended March 31, 2007. Changes due to both interest rate and volume have been allocated to change due to volume and change due to rate in proportion to the relationship of the absolute dollar amounts of the change in each category:

Analysis of Changes in Fully Taxable Equivalent Net Interest Income

Three Months Ended March 31,

				Due to

(In thousands)	2007	2006	Increase (Decrease)	Volume	Rate

Fully taxable equivalent interest income:
Loans	$11,474	$ 9,910	$1,564	$1,344	$ 220
Investments	4,008	4,629	(621)	(879)	258
Federal funds sold, securities sold under
agreements to repurchase and interest
bearing deposits with banks	587	2	585	583	2

Total interest income	16,069	14,541	1,528	1,048	480

Less interest expense:
Savings, NOW & money market accounts	1,223	1,247	(24)	(106)	82
Time deposits	3,225	1,846	1,379	584	795
Federal Home Loan Bank short-term borrowings	19	812	(793)	(930)	137
Securities sold under agreements to repurchase
and other short-term debt	909	-	909	-	909
Securities sold under agreement to repurchase,
long-term	285	250	35	-	35
Other long-term debt	587	454	133	(19)	152
Junior subordinated debt	298	297	1	-	1

Total interest expense	6,546	4,906	1,640	(471)	2,111

Net interest income	$ 9,523	$ 9,635	$ (112)	$1,519	$(1,631)

The following tables set forth certain information regarding net interest margin for the three months ended March 31, 2007 and 2006. For the periods indicated, the total dollar amount of interest income from average earning assets and the resultant yields, as well as the interest expense on average interest bearing liabilities, are expressed both in dollars and rates, and on a tax equivalent basis.

Merchants Bancshares, Inc. Average Balance Sheets and Average Rates (Unaudited)

	Three Months Ended

	March 31, 2007			March 31, 2006

(In thousands, fully taxable equivalent)	Average Balance	Interest Income/ Expense	Average Rate	Average Balance	Interest Income/ Expense	Average Rate

ASSETS:
Loans, including fees on loans (a)	$ 690,045	$11,474	6.74%	$ 608,881	$ 9,910	6.60%
Taxable investments (b) (c)	336,886	4,008	4.82%	411,947	4,629	4.56%
Federal funds sold and interest bearing
deposits with banks	44,917	587	5.30%	228	2	3.05%

Total interest earning assets	1,071,848	$16,069	6.08%	1,021,056	$14,541	5.78%

Allowance for loan losses	(6,942)			(7,109)
Cash and due from banks	33,148			36,420
Premises and equipment, net	12,371			12,072
Other assets	17,226			19,364

Total assets	$1,127,651			$1,081,803

LIABILITIES AND SHAREHOLDERS' EQUITY:
Interest bearing deposits:
Savings, NOW & money market accounts	$ 430,824	$ 1,223	1.15%	$ 470,210	$ 1,247	1.08%
Time deposits	326,475	3,225	4.01%	256,417	1,846	2.92%

Total interest bearing deposits	757,299	4,448	2.38%	726,627	3,093	1.73%

Federal Home Loan Bank short-term borrowings	1,438	19	5.44%	72,791	812	4.52%
Securities sold under agreements to repurchase
and other short-term debt	85,222	909	4.32%	10	-	0.00%
Securities sold under agreements to repurchase,
long-term	20,000	285	5.78%	20,000	250	5.06%
Other long-term debt	50,273	587	4.74%	52,399	454	3.52%
Junior subordinated debentures issued to
Unconsolidated subsidiary trust	20,619	298	5.77%	20,619	297	5.77%

Total interest bearing liabilities	934,851	$ 6,546	2.84%	892,446	$ 4,906	2.23%

Noninterest bearing deposits	117,478			119,993
Other liabilities	5,780			3,279
Shareholders' equity	69,542			66,085

Total liabilities and shareholders' equity	$1,127,651			$1,081,803

Net interest earning assets	$ 136,997			$ 128,610

Net interest income (fully taxable equivalent)		$ 9,523			$ 9,635

Tax equivalent adjustment		(9)			(6)

Net interest income per book		$ 9,514			$ 9,629

Net interest rate spread			3.24%			3.55%

Net interest margin			3.60%			3.83%

(a) Includes principal balance of non-accrual loans and fees on loans.
(b) Available for sale securities are included at fair value, held to maturity securities are included at amortized cost.
(c) Tax exempt interest has been converted to a tax equivalent basis using the Federal tax rate of 35%.


Provision for Credit Losses: No provision for credit losses was recorded during the first three months of 2007 or 2006. This is primarily a result of Merchants' strong asset quality, and the fact that Merchants recorded net recoveries totaling $44 thousand for the first quarter of 2007 and recorded net recoveries of $43 thousand for the first quarter of 2006. The Allowance for credit losses ("Allowance") is comprised of the allowance for loan losses and the reserve for undisbursed lines of credit. The Allowance is reviewed by management at least quarterly and continues to be deemed adequate under current market conditions. The allowance for loan losses was $7.03 million, 1.01% of total loans and 279% of nonperforming loans at March 31, 2007, compared to $6.91 million, 1.00% of total loans and 256% of nonperforming loans at December 31, 2006. All of these factors are taken into consideration during management's quarterly review of the Allowance which management continues to deem adequate under current market conditions. There is no guarantee that a provision for credit losses will not be required in future quarters. See the discussion of Nonperforming Assets on pages 13 - 15 for additional information on the Allowance.

Noninterest Income: Total noninterest income decreased $24 thousand to $1.84 million for the first quarter of 2007 from $1.87 million for the first quarter of 2006. Merchants sold an available for sale corporate bond during the first quarter because of concerns about the company's exposure to the sub-prime mortgage market. A $37 thousand loss was recognized on the sale. There were no security gains or losses during the first quarter of 2006. Excluding the security losses, noninterest income increased by $13 thousand for the first quarter of 2007 compared to the first quarter of 2006. This increase was primarily driven by increased Trust department revenue as well as increases in net ATM/debit card revenue.

Noninterest Expense: Total noninterest expense was $7.97 million for the first quarter of 2007 compared to $7.94 million for the first quarter of 2006. Salaries and wages were virtually unchanged when comparing the first quarter of 2007 to 2006. Employee benefits decreased $134 thousand to $924 thousand from $1.06 million for the first quarter of 2007 compared to 2006. This decrease is primarily a result of a decrease in the employer match in Merchants' 401(k) plan. Legal and professional fees increased $109 thousand to $646 thousand from $537 thousand relating to special projects undertaken during the first quarter of 2007. Marketing expenses decreased $56 thousand to $284 thousand from $340 thousand during the first quarter of 2007 related to the timing of services and expenses. Other noninterest expenses increased $107 thousand to $1.37 million for the first quarter of 2007 from $1.26 million for the first quarter of 2006. Merchants experienced a defalcation during the quarter; insurance coverage was subject to a $100 thousand deductible.

Balance Sheet Analysis

Average loans for the first quarter of 2007 were $690.05 million, compared to $608.88 million for the first quarter of 2006 and $685.28 million for the fourth quarter of 2006. First quarter loan growth was slower than what Merchants experienced during the first quarter of 2006. Residential real estate and commercial loans made up most of the increase since the fourth quarter of 2006. Merchants continues to meet the competition on pricing to retain strong existing relationships and obtain high quality new business. Success in growing commercial real estate and commercial loans has required a sustained development program. Most of the growth during the first three months of 2007 can be attributed to the successful conclusion of several long-term prospecting efforts.

The following table summarizes the components of Merchants' loan portfolio as of March 31, 2007 and December 31, 2006:

(In thousands)	March 31, 2007	December 31, 2006

Commercial, financial and agricultural	$ 79,550	$ 73,512
Real estate loans - residential	328,840	323,885
Real estate loans - commercial	245,628	250,526
Real estate loans - construction	33,024	33,167
Installment loans	6,788	7,133
All other loans	549	1,060

Total loans	$694,379	$689,283

Average deposits for the first quarter of 2007 were $874.78 million compared to $846.62 million for the first quarter of 2006, and $864.97 million for the fourth quarter of 2006. Merchants continues to focus on generating lower cost transaction accounts with a packaged offering featuring the historically popular free checking as the anchor product on the retail side, and CommerceLYNX® checking on the business side. These programs have high value to Merchants' customers and provide funding that supports the net interest margin. Merchants has proactively addressed the competitive marketplace by offering appealing rates on CDs and on an innovative, flexible time deposit. These products have proven to be successful at offsetting declines in balances of core funding within Merchants' money market category. While numbers of accounts and households continue to rise at Merchants, the shift within deposit categories continues as depositors seek higher yields.


Quarterly average savings, NOW and money market balances have decreased by $8.06 million from the fourth quarter of 2006 and have decreased $39.39 million from the first quarter of 2006 to the first quarter of 2007. At the same time, average time deposit balances have increased by $24.05 million from fourth quarter 2006 and increased $70.06 million from the first quarter of 2006 to the first quarter of 2007.

Merchants' investment portfolio at March 31, 2007 has decreased $19.13 million since December 31, 2006. Because of the persistent flat to inverted yield curve environment, Merchants decided during 2006 to discontinue further investments in the portfolio. Merchants has used current cash flow from the portfolio to fund loan growth and pay down debt, and fund short- term investments rather than reinvest in the investment portfolio. Merchants' short-term investment position has increased $24.00 million since December 31, 2006. Merchants has performed a thorough analysis of its sub-prime exposure in the investment portfolio. Merchants sold one corporate bond totaling $1.50 million at a small loss because of concerns about the company's exposure to the sub-prime mortgage market. Merchants continues to hold asset backed securities totaling approximately $6.55 million that are classified as "sub-prime", representing less than 2% of the portfolio. Both bonds are AAA rated and are fully insured. The credit performance on both bonds has been excellent to date.

Merchants' new cash management sweep product continues to be successful. This product is priced at an attractive cost of funds when compared to other short-term borrowing alternatives. Balances in this product totaled $84.61 million at March 31, 2007 and are included with "Securities sold under agreements to repurchase" on the accompanying consolidated balance sheet. These funds were used to replace higher cost FHLB short-term borrowings; balances in short term FHLB borrowings were zero at March 31, 2007, compared to $75 million one year earlier. FHLB long-term borrowings were $48.78 million at March 31, 2007 compared to $53.86 million at December 31, 2006.

In the ordinary course of business, Merchants makes commitments for possible future extensions of credit. At March 31, 2007, Merchants was obligated to fund $6.49 million of standby letters of credit. No losses are anticipated in connection with these commitments.

Income Taxes

Merchants and its subsidiaries are taxed on income at the federal level by the Internal Revenue Service. The State of Vermont levies franchise taxes on banks based upon average deposit levels in lieu of taxing income. Franchise taxes are included in noninterest expenses in the consolidated statements of income and totaled $223 thousand for the quarter ended March 31, 2007 compared to $239 for the quarter ended March 31, 2006. The decrease in state franchise taxes from 2006 to 2007 was attributable to Merchants' purchase of State of Vermont affordable housing tax credits. Total income tax expense was $769 thousand for the quarter ended March 31, 2007 compared to $831 thousand for the quarter ended March 31, 2006. Merchants recognized favorable tax benefits from federal affordable housing tax credits of $410 thousand for the first quarter of 2007, compared to $413 thousand for the first quarter of 2006. Merchants' statutory tax rate was 35% for all periods. The recognition of affordable housing tax credits is the principal reason for Merchants' effective tax rate of 22.7% for the quarter ended March 31, 2007, and 23.4% for the quarter ended March 31, 2006.

In June 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements by prescribing a recognition threshold of more-likely-than-not, and a measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return in order for the related tax benefits to be recognized or continue to be recognized. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006 and is to be applied to all tax positions upon initial adoption of this standard.

On January 1, 2007 Merchants adopted the provisions of FIN 48 and there was no impact to the consolidated financial statements. Upon the adoption of this standard, Merchants performed an analysis of its tax positions to determine whether there may be uncertainties that require further analysis under FIN 48 based upon their specific facts and circumstances. Merchants did not identify any tax positions that contained significant uncertainties at January 1, 2007 or March 31, 2007.

Liquidity and Capital Resources

Merchants' liquidity is monitored by the Asset and Liability Committee (the "ALCO") of Merchants Bank's Board of Directors, based upon Merchants Bank policies. For this purpose, liquidity means the ability to generate cash in the most economical way to satisfy loan demand, deposit withdrawal demand, and to fund other business opportunities which require cash. Merchants had $66 million in overnight funds sold and other short-term investments at March 31, 2007. Additionally, Merchants has an overnight line of credit with the FHLB of $5 million and an estimated additional borrowing capacity with the FHLB of $122 million. Additionally, Merchants has $28 million in available federal funds lines of credit at March 31, 2007 and the ability to borrow through the use of repurchase agreements, collateralized by Merchants' investments, with

certain approved counterparties. Merchants' investment portfolio, which is managed by the ALCO, totaled $320.45 million at March 31, 2007, and is a reliable source of cash flow for Merchants.

In October 2005 Merchants' Board of Directors approved a stock repurchase program, pursuant to which Merchants may repurchase up to 200,000 shares of its common stock from time to time through October 2006. Merchants' Board of Directors voted to extend the program through October 2007 at its October 2006 meeting. Merchants has purchased 199,277 shares of its common stock on the open market under the program, at an average per share price of $23.82, of which 32,566 shares were purchased during 2007 at an average price per share of $23.19. In January 2007, Merchants Board approved a new program, pursuant to which Merchants may repurchase 200,000 shares of its common stock on the open market from time to time through January 2008. The new program will commence when there are no shares remaining under the previous stock repurchase program.

As of March 31, 2007, Merchants exceeded all applicable regulatory capital requirements. The following table represents the actual capital ratios and capital adequacy requirements for Merchants as of March 31, 2007 and 2006:

	Actual		For Capital Adequacy Purposes

(In thousands)	Amount (1)	Percent	Amount	Percent

	As of March 31, 2007
Tier 1 leverage capital	$ 93,498	8.29%	$45,097	4.00%
Tier 1 risk-based capital	93,498	12.67%	29,526	4.00%
Total risk-based capital	100,823	13.66%	59,051	8.00%

	As of March 31, 2006
Tier 1 leverage capital	$ 91,295	8.44%	$43,252	4.00%
Tier 1 risk-based capital	91,295	12.96%	28,179	4.00%
Total risk-based capital	98,421	13.97%	56,358	8.00%

(1)	Amounts include $20 million in trust preferred securities issued in December 2004. These hybrid securities qualify as regulatory capital up to certain limits.

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

The following table summarizes Merchants' nonperforming assets at the dates indicated:

(In thousands)	March 31, 2007	December 31, 2006	March 31, 2006

Nonaccrual loans	$2,425	$2,606	$1,797
Troubled debt restructurings	90	92	79

Total nonperforming loans ("NPL")	$2,515	$2,698	$1,876
Other Real Estate Owned ("OREO")	258	258	312

Total nonperforming assets
("NPA")	$2,773	$2,956	$2,188

Nonperforming loans decreased to $2.52 million at March 31, 2007 from $2.70 million at December 31, 2006. Merchants has had one property held in OREO since the first quarter of 2006. This property is related to a loan secured by a small grocery store property in northeastern Vermont which was transferred to OREO during the first quarter of 2006.

A loan is considered impaired, based on current information and events, if it is probable that Merchants will be unable to collect the scheduled payments of principal or interest when due, according to the contractual terms of the loan agreement. Loans deemed impaired at March 31, 2007 totaled $2.20 million, of which $2.06 million are included as nonaccrual loans in the table above. Loans past due 60 days are included in impaired loans.

Merchants' management maintains an internal listing that includes all criticized and classified loans. Merchants' management believes that classified loans have well-defined weaknesses which, if left unattended, could lead to collection problems. The oversight process on these loans includes an active risk management approach. A management committee reviews the status of these loans each quarter and determines or confirms the appropriate risk rating and accrual status. The


findings of this review process are instrumental in determining the adequacy of the Allowance. Excluded from nonperforming loans are approximately $10.60 million of internally classified loans as of March 31, 2007, compared to $5.5 million as of December 31, 2006. This increase is attributable to a downgrade of a $5.69 million relationship to a customer related to residential construction located in northern New England. The customer has suffered from the soft housing market.

The following table reflects Merchants' nonperforming asset and coverage ratios as of the dates indicated:

	March 31, 2007	December 31, 2006	March 31, 2006

NPL to total loans	0.36%	0.39%	0.30%
NPA to total loans plus OREO	0.40%	0.43%	0.35%
Allowance for loan losses
to total loans	1.01%	1.00%	1.07%
Allowance to total loans	1.05%	1.06%	1.15%
Allowance for loan losses to NPL	279%	256%	354%
Allowance for loan losses to NPA	253%	234%	303%

The Allowance is comprised of the allowance for loan losses and the reserve for unfunded credit commitments. The Allowance is based on management's estimate of the amount required to reflect the inherent losses in the loan portfolio, based on circumstances and conditions at each reporting date. Merchants reviews the adequacy of the Allowance at least quarterly. Factors considered in evaluating the adequacy of the Allowance include previous loss experience, current economic conditions and their effect on the borrowers, the performance of individual loans in relation to contract terms and estimated fair values of properties to be foreclosed. The method used in determining the amount of the Allowance is not based on maintaining a specific percentage of allowance for loan losses to total loans or total NPA. Rather, the methodology is a comprehensive analytical process of assessing the credit risk inherent in the loan portfolio. This assessment incorporates a broad range of factors, which indicate both general and specific credit risk, as well as a consistent methodology for quantifying probable credit losses.

The following table summarizes year-to-date activity in Merchants' Allowance through the dates indicated:

(In thousands)	March 31, 2007	December 31, 2006	March 31, 2006

Balance, beginning of year	$7,281	$7,083	$7,083
Charge-offs :
Commercial, lease financing and all other	(78)	(46)	(2)
Real estate - construction	--	--	--
Real estate - commercial	(85)	--	--
Real estate - mortgage	--	(13)	--
Installment and other consumer	(12)	(4)	(3)

Total charge-offs	(175)	(63)	(5)

Recoveries:
Commercial, lease financing and all other	202	236	47
Real estate - commercial	17	--	--
Real estate - mortgage	--	14	--
Installment and other consumer	--	11	1

Total recoveries	219	261	48

Net recoveries	44	198	43

Provision for credit losses	--	--	--

Balance end of period	$7,325	$7,281	$7,126

Components:
Allowance for loan losses	$7,026	$6,911	$6,637
Reserve for undisbursed lines of credit (1)	299	370	489

Allowance for Credit Losses	$7,325	$7,281	$7,126

(1)	Effective March 31, 2006 Merchants transferred the portion of the allowance for loan losses related to commercial lending commitments and letters of credit to other liabilities.

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

The Allowance reflects management's current strategies and efforts to maintain the Allowance at a level adequate to provide for losses based on an evaluation of known and inherent risks in the loan portfolio, as well as the potential risk from unfunded loan commitments and letters of credit. Among the factors that management considers in establishing the level of the Allowance are overall findings from an analysis of individual loans, the overall risk characteristics and size of the loan portfolio, past credit loss history, management's assessment of current economic and real estate market conditions and estimates of the current value of the underlying collateral. Management considered the balance of the Allowance adequate at March 31, 2007.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

General

Merchants' management and Board of Directors are committed to sound risk management practices throughout the organization. Merchants has developed and implemented a centralized risk management monitoring program. Risks associated with Merchants' business activities and products are identified and measured as to probability of occurrence and impact on Merchants (low, moderate, or high), and the control or other activities in place to manage those risks are identified and assessed. Periodically, department-level and senior managers re-evaluate and report on the risk management processes for which they are responsible. This documented program provides management with a comprehensive


framework for monitoring Merchants' risk profile from a macro perspective; it also serves as a tool for assessing internal controls over financial reporting as required under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), and the Sarbanes-Oxley Act of 2002.

Market Risk

Market risk is defined as the risk of loss in a financial instrument arising from adverse changes in market rates and prices such as interest rates, foreign currency exchange rates, commodity prices, and equity prices. Merchants' primary market risk exposure is interest rate risk. An important component of Merchants' asset and liability management process is the ongoing monitoring and management of this risk, which is governed by established policies that are reviewed and approved annually by Merchants Bank's Board of Directors, which delegates responsibility for carrying out the asset and liability management policies to the ALCO. In this capacity the ALCO develops guidelines and strategies impacting Merchants' asset and liability management related activities based upon estimated market risk sensitivity, policy limits and overall market interest rate levels and trends. Merchants has an outside investment advisory firm which provides assistance in identifying opportunities for increased yield without significantly increasing risk in the investment portfolio.

Interest Rate Risk

The ALCO is responsible for evaluating and managing the interest rate risk which arises naturally from imbalances in repricing, maturity and cash flow characteristics of Merchants' assets and liabilities. It is also responsible for ensuring that Merchants Bank's Board of Directors receives accurate information regarding Merchants' interest rate risk position at least quarterly. The ALCO uses an outside consultant to perform rate shocks of Merchants' balance sheet, and to perform a variety of other analyses. The consultant's most recent review was as of February 28, 2007. At that time Merchants' one-year gap position was a $245.04 million liability-sensitive position compared to a $255.16 million liability-sensitive position at the end of 2006.

The consultant ran a base simulation assuming no changes in rates or balance sheet mix at the February 28, 2007 review. Additionally, the consultant modeled a 200 basis point rising and falling interest rate scenario which assumes a parallel and pro rata shift of the yield curve over a one-year period and assumes no changes or growth in the balance sheet. Assuming interest rates and Merchants' balance sheet and mix remain similar to what they were as of February 28, 2007, net interest income is projected to increase throughout the simulation as investment cash flows are reinvested into federal funds sold and short-term investments, driving up asset yields. Net interest income is projected to trend gradually upward in the second year and beyond. If money market balances continue to migrate toward time deposits, and regular time deposits continue to migrate into CD specials, this benefit will be mitigated. If rates fall net interest income is projected to increase during the first year as the large short-term funding position provides an immediate benefit; however, this trend is projected to reverse in year two as funding rates stabilize while asset yields continue to fall. If the yield curve should steepen as rates fall, levels of net interest income are projected to be higher than the base model throughout the simulation. If rates rise net interest income is expected to decrease during the first year as funding costs increase more quickly than the asset base. This trend starts to reverse itself during year two as asset yield improvements outpace slowing funding rate increases. Merchants purchased a $30 million interest rate cap during the first quarter of 2007 to help mitigate its exposure to rising short-term interest rates. The cap will be recorded on Merchants' balance sheet at fair value with subsequent changes in fair value recorded through earnings each quarter, which will introduce some additional volatility to Merchants' earnings stream.

The change in net interest income for the next twelve months from Merchants' expected or "most likely" forecast at the February 28, 2007 review is shown in the following table. The degree to which this exposure materializes will depend, in part, on Merchants' ability to manage deposit rates as interest rates rise or fall.

Rate Change	Percent Change in Net Interest Income

Up 200 basis points	(1.7)%
Down 200 basis points	2.7%

The analysis discussed above assumes a parallel shift of the yield curve and includes no growth assumptions. Merchants' consultant ran additional simulations which modeled a downward movement in rates with a steepening yield curve. Falling rates, accompanied by a yield curve that steepens in the short end, resulted in a modest net interest income increase during the first year of the simulation, followed by a substantial increase in the second year. These types of dynamic analyses give the ALCO a more thorough understanding of how Merchants' balance sheet will perform in a variety of rate environments.

The preceding sensitivity analysis does not represent Merchants' forecast and should not be relied upon as indicative of expected operating results. These estimates are based upon numerous assumptions, including without limitation: the nature


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

Merchants periodically, if deemed appropriate, uses interest rate swaps, floors and caps, which are common derivative financial instruments, to hedge its interest rate risk position. Merchants Bank's Board of Directors has approved hedging policy statements governing Merchants' use of these instruments. As mentioned previously, Merchants purchased a $30 million interest rate cap during the first quarter of 2007 to help to mitigate its exposure to rising interest rates. The risks associated with entering into such transactions are the risk of default from the counterparty with whom Merchants has entered into agreement and a poor correlation between the item being hedged and the derivative instrument. Merchants' risk from default of the counterparty is limited to the expected cash flow anticipated from the counterparty, not the notional value.

Credit Risk

Merchants Bank's Board of Directors reviews and approves Merchants Bank's loan policy on an annual basis. Among other things, the loan policy establishes restrictions regarding the types of loans that may be granted, and the distribution of loan types within Merchants' portfolio. Merchants Bank's Board of Directors grants each loan officer the authority to originate loans on behalf of Merchants, subject to certain limitations. These authorized lending limits are reviewed at least annually and are based upon the officer's knowledge and experience. Loan requests that exceed an officer's authority require the signature of Merchants' credit division manager, senior loan officer, and/or president. All extensions of credit of $2.5 million or greater to any one borrower or related party are reviewed and approved by the Loan Committee of Merchants Bank's Board of Directors. Merchants' loan portfolio is continuously monitored for performance, creditworthiness and strength of documentation through the use of a variety of management reports and with the assistance of an external loan review firm. Credit ratings are assigned to commercial loans and are routinely reviewed. Loan officers or the loan workout function take remedial actions to assure full and timely payment of loan balances when necessary. Merchants' policy is to discontinue the accrual of interest on loans when scheduled payments become contractually past due 90 or more days and the ultimate collectibility of principal or interest becomes doubtful. Merchants Bank's Credit Policy is updated as needed and changes presented to the Board for approval.

Item 4. Controls and Procedures

The principal executive officer, principal financial officer, and other members of senior management of Merchants have evaluated the disclosure controls and procedures of Merchants as of the end of the period covered by this quarterly report. Based on this evaluation, Merchants' principal executive officer and principal financial officer have concluded that the disclosure controls and procedures effectively ensure that information required to be disclosed in Merchants' filings and submissions with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is accumulated and communicated to Merchants' management (including the principal executive officer and principal financial officer) and is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. In addition, Merchants has reviewed its internal controls over financial reporting and there have been no changes in its internal control over financial reporting during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

MERCHANTS BANCSHARES, INC.
PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Please read the factors discussed in "Risk Factors" in Merchants' Annual Report on Form 10-K for the fiscal year ended December 31, 2006, which could materially adversely affect Merchants' business, financial condition and operating results. These risks are not the only ones facing Merchants. Additional risks and uncertainties not currently known to Merchants or that Merchants currently deems to be immaterial also may materially adversely effect Merchants' business, financial condition and operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities by the Issuer

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

January 1 through January 31	1,300	22.74	1,300	31,989
February 1 through February 28	25,004	23.25	21,995	9,994
March 1 through March 31	9,271	23.10	9,271	723

Total	35,575	23.19	32,566	--

In October 2005 Merchants' Board of Directors approved a stock repurchase program, pursuant to which Merchants may repurchase up to 200,000 shares of its common stock from time to time through October 2006. Merchants' Board of Directors voted to extend the program through October 2007 at its October 2006 meeting. Merchants has purchased 199,277 shares of its common stock on the open market under the program, at an average per share price of $23.82, of which 32,566 shares were purchased during 2007. In January 2007, Merchants' Board approved a new program, pursuant to which Merchants may repurchase 200,000 shares of its common stock on the open market from time to time through January 2008. The new program will commence when there are no shares remaining to be purchased as authorized under the previous stock repurchase program.

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

Merchants Bancshares, Inc.

/s/ Michael R. Tuttle

Michael R. Tuttle
President & Chief Executive Officer

/s/ Janet P. Spitler

Janet P. Spitler
Chief Financial Officer & Treasurer

May 10, 2007

Date
