Form 10-Q
period 2007-06-30
MERCHANTS BANCSHARES INC
filed 2007-07-31
CIK 726517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2007

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

or

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
[ ] Yes [X] No

As of July 10, 2007, there were 6,142,456 shares of the registrant's common stock, par value $0.01 per share, outstanding.

MERCHANTS BANCSHARES, INC.
FORM 10-Q
TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
Item 1.	Interim Consolidated Financial Statements (Unaudited)

	Consolidated Balance Sheets
	As of June 30, 2007 and December 31, 2006	1

	Consolidated Statements of Income
	For the three and six months ended June 30, 2007 and 2006	2

	Consolidated Statements of Comprehensive Income
	For the three and six months ended June 30, 2007 and 2006	3

	Consolidated Statements of Cash Flows
	For the six months ended June 30, 2007 and 2006	4

	Notes to Interim Consolidated Financial Statements	5 - 7

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	7 - 16
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	16 - 18
Item 4.	Controls and Procedures	18

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	19
Item 1A.	Risk Factors	19
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3.	Defaults upon Senior Securities	19
Item 4.	Submission of Matters to a Vote of Security Holders	19
Item 5.	Other Information	20
Item 6.	Exhibits	20
Signatures		21
Exhibits

MERCHANTS BANCSHARES, INC.
PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

Merchants Bancshares, Inc.
Consolidated Balance Sheets
(unaudited)

(In thousands except share and per share data)			June 30, 2007	December 31, 2006

	ASSETS
	Cash and due from banks		$37,811	$36,706
	Federal funds sold and other short-term investments		20,500	42,000

	Total cash and cash equivalents		58,311	78,706
	Investments:
	Securities available for sale, at fair value		296,374	333,958
	Securities held to maturity (fair value of $4,908 and $5,804)		4,763	5,615

	Total investments		301,137	339,573

	Loans		724,155	689,283
	Less: Allowance for loan losses		7,184	6,911

	Net loans		716,971	682,372

	Federal Home Loan Bank stock		5,114	5,486
	Bank premises and equipment, net		11,841	12,538
	Investment in real estate limited partnerships		8,683	9,389
	Other assets		8,278	8,894

	Total assets		$1,110,335	$1,136,958

	LIABILITIES
	Deposits:
	Demand deposits		$123,521	$122,036
	Savings, NOW and money market accounts		430,223	442,442
	Time deposits $100 thousand and greater		79,306	76,822
	Other time deposits		240,319	236,052

	Total deposits		873,369	877,352

	Securities sold under agreements to repurchase and other short-term
	borrowings		75,928	90,547
	Securities sold under agreements to repurchase, long-term		20,000	20,000
	Other long-term debt		46,575	53,863
	Junior subordinated debentures issued to unconsolidated subsidiary trust		20,619	20,619
	Other liabilities		4,344	4,880

	Total liabilities		1,040,835	1,067,261

	Commitments and contingencies (Note 5)
	SHAREHOLDERS' EQUITY
	Preferred stock Class A non-voting
	Shares authorized - 200,000, none outstanding		--	--
	Preferred stock Class B voting
	Shares authorized - 1,500,000, none outstanding		--	--
	Common stock, $.01 par value		67	67
	Shares authorized	10,000,000
Issued	As of June 30, 2007	6,651,760
	As of December 31, 2006	6,651,760
Outstanding	As of June 30, 2007	5,823,305
	As of December 31, 2006	5,873,290
	Capital in excess of par value		37,290	37,413
	Retained earnings		50,456	48,609
	Treasury stock, at cost		(18,008)	(16,766)
	As of June 30, 2007	828,455
	As of December 31, 2006	778,470
	Deferred compensation arrangements		5,847	5,833
	Accumulated other comprehensive loss		(6,152)	(5,459)

	Total shareholders' equity		69,500	69,697

	Total liabilities and shareholders' equity		$1,110,335	$1,136,958

See accompanying notes to interim consolidated financial statements

Merchants Bancshares, Inc.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands except per share data)	2007	2006	2007	2006

INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$11,744	$10,633	$23,209	$20,538
Interest and dividends on investments, fed funds sold
and other short-term investments
U.S. Treasury and Agency obligations	1,679	2,044	3,438	3,964
Fed funds sold and other short term investments	2,566	2,602	5,402	5,312

Total interest and dividend income	15,989	15,279	32,049	29,814

INTEREST EXPENSE
Savings, NOW and money market accounts	1,210	1,320	2,433	2,567
Time deposits $100 thousand and greater	668	499	1,444	975
Other time deposits	2,565	1,690	5,014	3,060
Other borrowed funds	836	1,146	1,764	1,958
Long-term debt	1,143	1,168	2,313	2,169

Total interest expense	6,422	5,823	12,968	10,729

Net interest income	9,567	9,456	19,081	19,085
Provision for credit losses	150	--	150	--

Net interest income after provision for credit losses	9,417	9,456	18,931	19,085

NONINTEREST INCOME
Trust company income	472	434	959	892
Service charges on deposits	1,175	1,234	2,266	2,347
Loss on investment securities	--	--	(37)	--
Equity in losses of real estate limited partnerships, net	(422)	(424)	(844)	(847)
Other	914	813	1,666	1,531

Total noninterest income	2,139	2,057	4,010	3,923

NONINTEREST EXPENSE
Salaries and wages	2,995	3,020	6,007	6,030
Employee benefits	872	1,038	1,796	2,096
Occupancy expense, net	798	792	1,627	1,584
Equipment expense	716	726	1,401	1,432
Legal and professional fees	589	578	1,235	1,115
Marketing	335	359	619	699
State franchise taxes	259	247	511	486
Other	1,475	1,280	2,842	2,540

Total noninterest expense	8,039	8,040	16,038	15,982

Income before provision for income taxes	3,517	3,473	6,903	7,026
Provision for income taxes	821	802	1,590	1,633

NET INCOME	$2,696	$2,671	$5,313	$5,393

Basic earnings per common share	$0.44	$0.42	$0.86	$0.85
Diluted earnings per common share	$0.44	$0.42	$0.86	$0.85

See accompanying notes to interim consolidated financial statements


Merchants Bancshares, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2007	2006	2007	2006

Net income	$2,696	$2,671	$5,313	$5,393
Other comprehensive income (loss), net of tax:
Change in net unrealized loss on securities available for
sale, net of taxes of $(892), $(684), $(418) and $(1,828)	(1,657)	(1,270)	(776)	(3,393)
Reclassification adjustments for securities losses included
in net income, net of taxes of $0, $0, $13 and $0	--	--	24	--
Amortization of net actuarial loss, net of taxes of $8, $0,
$32 and $0	14	--	59	--

Other comprehensive loss	(1,643)	(1,270)	(693)	(3,393)

Comprehensive income	$1,053	$1,401	$4,620	$2,000

See accompanying notes to the interim consolidated financial statements.

Merchants Bancshares, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

For the six months ended June 30,	2007	2006

(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,313	$5,393
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	150	--
Depreciation and amortization	1,549	2,215
Amortization of stock grant	8	--
Loss on sale of investment securities	37	--
Net losses on disposition of premises and equipment	--	1
Net gains on sales of other real estate owned	(41)	--
Equity in losses of real estate limited partnerships, net	925	847
Changes in assets and liabilities:
Decrease (increase) in interest receivable	266	(156)
Decrease in other assets	364	1,359
Decrease in interest payable	(28)	(56)
(Decrease) increase in other liabilities	(345)	98

Net cash provided by operating activities	8,198	9,701

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investment securities available for sale	1,463	--
Proceeds from maturities of investment securities available for sale	34,722	40,860
Proceeds from maturities of investment securities held to maturity	852	1,140
Proceeds from redemption of Federal Home Loan Bank stock	372	1,206
Purchases of investment securities available for sale	(249)	(51,047)
Net change in loans	(35,316)	(44,717)
Purchases of Federal Home Loan Bank stock	--	(462)
Proceeds from sales of loans, net	494	--
Proceeds from sales of other real estate owned	299	--
Investments in real estate limited partnerships	(219)	(1,132)
Purchases of bank premises and equipment	(295)	(936)

Net cash provided by (used in) investing activities	2,123	(55,088)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in deposits	(3,983)	30,701
Net decrease in short-term borrowings	(1,833)	(32,619)
Proceeds from long-term debt	825	18,000
Net (decrease) increase in securities sold under agreement to
repurchase-short term	(12,786)	50,455
Principal payments on long-term debt	(8,113)	(20,370)
Cash dividends paid	(3,087)	(3,114)
Purchases of treasury stock	(1,872)	(1,647)
Sale of treasury stock	10	6
Increase in deferred compensation arrangements	108	122
Proceeds from exercise of stock options, net of withholding taxes	--	71
Tax benefit from exercise of stock options	15	103

Net cash (used in) provided by financing activities	(30,716)	41,708

Decrease in cash and cash equivalents	(20,395)	(3,679)
Cash and cash equivalents beginning of year	78,706	45,214

Cash and cash equivalents end of period	$58,311	$41,535

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Total interest payments	$12,996	$10,785
Total income tax payments	1,800	1,572
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES
Distribution of stock under deferred compensation arrangements	$268	$282
Distribution of treasury stock in lieu of cash dividend	379	416
Transfer of loans to other real estate owned	--	312

See accompanying notes to interim consolidated financial statements

Notes To Interim Consolidated Financial Statements

See Merchants Bancshares, Inc. ("Merchants") 2006 Annual Report on Form 10-K for additional information.

Note 1: Financial Statement Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. All adjustments necessary for a fair presentation of the interim consolidated financial statements of Merchants as of June 30, 2007, and for the three and six months ended June 30, 2007 and 2006, have been included. The information was prepared from the unaudited financial statements of Merchants and its subsidiaries, Merchants Bank, Merchants Trust Company, Merchants Properties, Inc. and MBVT Statutory Trust I.

Note 2: Earnings Per Share

The following table presents reconciliations of the calculations of basic and diluted earnings per common share for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands except per share data)	2007	2006	2007	2006

Net income	$2,696	$2,671	$5,313	$5,393

Weighted average common shares outstanding	6,172	6,289	6,180	6,296
Dilutive effect of common stock equivalents	15	26	15	26

Weighted average common and common equivalent	6,187	6,315	6,195	6,322
shares outstanding
Basic earnings per share	$0.44	$0.42	$0.86	$0.85
Diluted earnings per share	$0.44	$0.42	$0.86	$0.85

Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding for the three and six month periods ended June 30, 2007 and 2006. For the three and six months ended June 30, 2007 there was an average of 12,590 and 11,295 stock options outstanding that were not included in the calculation of earnings per share because they were anti-dilutive. There were no anti-dilutive stock options outstanding for the three and six months ended June 30, 2006.

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

The following table summarizes the components of net periodic benefit costs for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2007	2006	2007	2006

Interest cost	$115	$115	$230	$230
Service cost	10	15	21	30
Expected return on Plan assets	(134)	(127)	(259)	(254)
Amortization of net loss	31	66	90	132

Net periodic benefit cost	$22	$69	$82	$138

No contributions have been made to the Plan during 2007 to date. Merchants plans to make a $500 thousand contribution during the third quarter of 2007.

Note 4: Stock Repurchase Program

In October 2005 Merchants' Board of Directors approved a stock repurchase program, pursuant to which Merchants may repurchase up to 200,000 shares of its common stock from time to time through October 2006. The Board of Directors voted to extend the program through October 2007 at its October 2006 meeting. Merchants has completed the purchase of 200,000 shares of its common stock on the open market under the program, at an average per share price of $23.81, of which 33,289 shares were purchased during 2007. In January 2007, Merchants Board approved a new program, pursuant to which Merchants may repurchase 200,000 shares of its common stock on the open market from time to time through January 2008. Under the new program, which commenced during the quarter ended June 30, 2007, 35,353 shares were purchased at an average price per share of $22.64. Additionally Merchants purchased 10,000 shares of its stock, not on the open market, at a price of $23.00 per share.

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

Merchants does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are conditional commitments issued by Merchants to guarantee the performance of a customer to a third party. Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit totaled approximately $6.06 million at June 30, 2007 and represent the maximum potential future payments Merchants could be required to make. Typically, these instruments have terms of 12 months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit for on balance sheet instruments. Merchants' policies governing loan collateral apply to standby letters of credit at the time of credit extension. Loan-to-value ratios are generally consistent with loan-to-value requirements for other commercial loans secured by similar types of collateral. The fair value of Merchants' standby letters of credit at June 30, 2007 was insignificant.

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

On January 1, 2007 Merchants adopted the provisions of FIN 48 and there was no impact to the consolidated financial statements. Upon the adoption of this standard, Merchants performed an analysis of its tax positions to determine whether there may be uncertainties that require further analysis under FIN 48 based upon their specific facts and circumstances. Merchants did not identify at adoption any tax positions that contained significant uncertainties.

Merchants has no interest or penalties recognized in its consolidated statements of income for the three and six months ended June 30, 2007 and 2006 or in its consolidated balance sheets at June 30, 2007. Such interest and penalties would be classified as other noninterest expense in its consolidated statement of income.

Merchants is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending December 31, 2003 through 2006. Merchants' state income tax returns are also open to audit under the statute of limitations for the years ending December 31, 2003 through 2006. Merchants' 2004 federal income tax return was audited by the IRS with only insignificant adjustments made to the return as filed.

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

(iv)

the fact that at June 30, 2007, approximately 46% of Merchants' loan portfolio was comprised of commercial and commercial real estate loans with some relationships exceeding ten million dollars, exposing Merchants to the risks inherent in financings based upon analyses of credit risk, the value of underlying collateral, including real estate, and other more intangible factors, which are considered in making commercial loans;

(v)

the fact that at June 30, 2007, approximately 87% of Merchants' loan portfolio was comprised of residential real estate and commercial real estate loans, exposing Merchants to the risks inherent in financings based upon analyses of credit risk and the value of underlying collateral. Accordingly, Merchants' profitability may be negatively impacted by errors in risk analyses, by loan defaults, and the ability of certain borrowers to repay such loans may be adversely affected by any downturn in general economic conditions;

(vi)

the fact that acts or threats of terrorism and actions taken by the United States or other governments as a result of such acts or threats, including possible military action, could further adversely affect business and economic conditions in the United States of America generally and in Merchants' markets, which could adversely affect Merchants' financial performance, that of Merchants' borrowers, and the financial markets and the price of Merchants' common stock;

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

(ix)

the fact that Merchants' customers conduct their business within global financial systems, which may subject Merchants' customers' businesses and their financial data to potential risks or weaknesses within those systems; and

(x) the fact that Merchants actively evaluates acquisition and other expansion opportunities and strategies, the implementation of which could affect Merchants' financial performance.

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

General

All adjustments necessary for a fair presentation of Merchants' interim consolidated financial statements as of June 30, 2007, and for the three and six months ended June 30, 2007 and 2006, have been included. The information was prepared from the unaudited financial statements of Merchants and its subsidiaries, Merchants Bank, Merchants Trust Company, Merchants Properties, Inc. and MBVT Statutory Trust I.

Results of Operations

Overview

Net income for the second quarter of 2007 was $2.70 million and was $5.31 million for the first six months of 2007, compared to net income of $2.67 million and $5.39 million for the second quarter and the first six months of 2006. The return on average assets for the quarter and six months ended June 30, 2007 were 0.97% and 0.95%, respectively, compared to 0.96% and 0.98%, respectively, for the quarter and six months ended June 30, 2006. The return on average equity for the quarter and six months ended June 30, 2007 were 15.33% and 15.19%, respectively, compared to 16.62% and 16.55%, respectively, for the quarter and six months ended June 30, 2006. The following were the major factors contributing to the results for the quarter and six months ended June 30, 2007, compared to the same periods in 2006:

o

The net interest margin increased slightly during the second quarter to 3.63% compared to 3.60% for the second quarter of 2006. The net interest margin for the first six months of 2007 was ten basis points lower than the same period in 2006.

o

Noninterest income increased to $2.14 million for the second quarter of 2007 compared to $2.06 million for the second quarter of 2006, and increased to $4.01 million compared to $3.92 million for the first six months of 2007 compared to 2006. Noninterest expense was unchanged at $8.04 million for the second quarter of 2007 compared to the second quarter of 2006, and increased slightly to $16.04 million compared to $15.98 million for the first six months of the current year compared to last year.

o	Average quarterly gross loans increased $64.33 million, or 10.06%, over the second quarter of 2006.

o

Merchants' average quarterly securities portfolio decreased $97.11 million, or 23.37%, over the second quarter of 2006; at the same time its average quarterly short-term investment position increased $37.95 million over the second quarter of 2006.

o	Average quarterly deposits increased $20.44 million, or 2.40%, over the second quarter of 2006.

Net Interest Income

Merchants' net interest income increased $111 thousand for the second quarter of 2007 compared to 2006, and was $4 thousand less for the first six months of this year compared to last year. Merchants' net interest margin increased three basis points to 3.63% from 3.60% for the second quarter of 2007 compared to the second quarter of 2006, and decreased ten basis points for the first six months of 2007 compared to 2006. Merchants' net interest margin has stayed within a consistent range over the last year (adjusted for the timing of the dividend from the Federal Home Loan Bank of Boston (the "FHLB") during 2006) after dropping consistently during 2005 and the first half of 2006. Rates earned on assets and paid on liabilities have both increased slightly over the last year; as a result Merchants' net interest spread has changed by only four basis points compared to the second quarter of last year. Merchants' total average earning assets have changed very little from the second quarter of 2006 to the second quarter of 2007, however the make-up of those earning assets has changed as funds from the investment portfolio have been redeployed into the higher yielding loan portfolio. For the second quarter of the current year loans make up over 66% of average earning assets, compared to 61% for the second quarter of 2006. At the same time Merchants' investment and short-term investment portfolios have decreased from 39% of average earning assets to 34%. Merchants' deposits have continued to shift from lower cost savings, NOW and money market accounts to higher rate time deposits as shown in the table on pages 10- 11, however this shift has slowed down considerably during the current year.

The following table attributes changes in Merchants' net interest income (on a fully taxable equivalent basis) to changes in either average balances or average rates for the three and six months ended June 30, 2007. Changes due to both interest rate and volume have been allocated to change due to volume and change due to rate in proportion to the relationship of the absolute dollar amounts of the change in each category:

Analysis of Changes in Fully Taxable Equivalent Net Interest Income

Three Months Ended June 30,

				Due to
			Increase
(In thousands)	2007	2006	(Decrease)	Volume	Rate

Fully taxable equivalent interest income:
Loans	$11,761	$10,639	$1,122	$1,073	$49
Investments	3,747	4,645	(898)	(1,130)	232
Federal funds sold, securities sold under
agreements to repurchase and interest
bearing deposits with banks	498	1	497	496	1

Total interest income	16,006	15,285	721	439	282

Less interest expense:
Savings, money market & NOW accounts	1,210	1,320	(110)	(105)	(5)
Time deposits	3,233	2,188	1,045	477	568
Federal Home Loan Bank short-term
borrowings	20	947	(927)	(935)	8
Securities sold under agreements to repurchase
and other short-term debt	816	200	616	615	1
Securities sold under agreement to repurchase,
long-term	288	274	14	--	14
Other long-term debt	557	596	(39)	(93)	54
Junior subordinated debt	298	298	--	--	--

Total interest expense	6,422	5,823	599	(41)	640

Net interest income	$9,584	$9,462	$122	$480	$(358)

Six Months Ended June 30,

				Due to
			Increase
(In thousands)	2007	2006	(Decrease)	Volume	Rate

Fully taxable equivalent interest income:
Loans	$23,235	$20,549	$2,686	$2,420	$266
Investments	7,755	9,273	(1,518)	(2,017)	499
Federal funds sold, securities sold under
agreements to repurchase and interest
bearing deposits with banks	1,085	3	1,082	1,081	1

Total interest income	32,075	29,825	2,250	1,484	766

Less interest expense:
Savings, money market & NOW accounts	2,433	2,567	(134)	(211)	77
Time deposits	6,458	4,034	2,424	1,065	1,359
Federal Home Loan Bank short-term
borrowings	40	1,759	(1,719)	(1,874)	155
Securities sold under agreements to repurchase
and other short-term debt	1,724	200	1,524	1,522	2
Securities sold under agreement to repurchase,
long-term	573	524	49	--	49
Other long-term debt	1,145	1,050	95	(107)	202
Junior subordinated debt	595	595	--	--	--

Total interest expense	12,968	10,729	2,239	395	1,844

Net interest income	$19,107	$19,096	$11	$1,089	$(1,078)

The following tables set forth certain information regarding net interest margin for the three and six months ended June 30, 2007 and 2006. For the periods indicated, the total dollar amount of interest income from average earning assets and the resultant yields, as well as the interest expense on average interest bearing liabilities, are expressed both in dollars and rates, and on a tax equivalent basis.

Merchants Bancshares, Inc.
Average Balance Sheets and Average Rates
(Unaudited)

	Three Months Ended

	June 30, 2007			June 30, 2006

		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
(In thousands, fully taxable equivalent)	Balance	Expense	Rate	Balance	Expense	Rate

ASSETS:
Loans, including fees on loans (a)	$703,982	$11,761	6.70%	$639,655	$10,639	6.67%
Investments (b) (c)	318,248	3,747	4.72%	415,353	4,645	4.49%
Federal funds sold and interest bearing
deposits with banks	38,066	498	5.25%	121	1	2.88%

Total interest earning assets	1,060,296	$16,006	6.05%	1,055,129	$15,285	5.81%

Allowance for loan losses	(7,093)			(6,669)
Cash and due from banks	33,318			34,438
Premises and equipment, net	12,074			12,082
Other assets	16,626			20,485

Total assets	$1,115,221			$1,115,465

LIABILITIES AND SHAREHOLDERS'
EQUITY:
Interest bearing deposits:
Savings, NOW & money market accounts	$430,786	$1,210	1.13%	$466,884	$1,320	1.13%
Time deposits	322,436	3,233	4.02%	269,529	2,188	3.26%

Total interest bearing deposits	753,222	4,443	2.37%	736,413	3,508	1.91%

Federal Home Loan Bank short-term
borrowings	1,622	20	5.04%	75,924	947	5.00%
Securities sold under agreements to
repurchase and other short-term debt	76,476	816	4.28%	18,813	200	4.26%
Securities sold under agreements to
repurchase, long-term	20,000	288	5.78%	20,000	274	5.50%
Other long-term debt	46,897	557	4.77%	55,054	596	4.34%
Junior subordinated debentures issued to
Unconsolidated subsidiary trust	20,619	298	5.77%	20,619	298	5.77%

Total interest bearing liabilities	918,836	$6,422	2.80%	926,823	$5,823	2.52%

Noninterest bearing deposits	120,346			116,719
Other liabilities	5,666			7,641
Shareholders' equity	70,373			64,282

Total liabilities and shareholders'
equity	$1,115,221			$1,115,465

Net interest earning assets	$141,460			$128,306

Net interest income (fully taxable
equivalent)		$9,584			$9,462

Tax equivalent adjustment		(17)			(6)

Net interest income		$9,567			$9,456

Net interest rate spread			3.25%			3.29%

Net interest margin			3.63%			3.60%

(a)		Includes principal balance of non-accrual loans and fees on loans.
(b)		Available for sale securities are included at fair value, held to maturity securities are included at amortized cost.
(c)		Tax exempt interest has been converted to a tax equivalent basis using the Federal tax rate of 35%.

Merchants Bancshares, Inc.
Average Balance Sheets and Average Rates
(Unaudited)

	Six Months Ended

	June 30, 2007			June 30, 2006

		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
(In thousands, fully taxable equivalent)	Balance	Expense	Rate	Balance	Expense	Rate

ASSETS:
Loans, including fees on loans (a)	$697,052	$23,235	6.72%	$624,353	$20,549	6.64%
Investments (b) (c)	327,515	7,755	4.77%	413,659	9,273	4.52%
Federal funds sold, securities purchased
under agreements to resell and interest
bearing deposits with banks	41,472	1,085	5.28%	138	3	3.77%

Total interest earning assets	1,066,039	$32,075	6.07%	1,038,150	$29,825	5.79%

Allowance for loan losses	(7,018)			(6,888)
Cash and due from banks	33,233			35,460
Premises and equipment, net	12,221			12,077
Other assets	16,926			19,928

Total assets	$1,121,401			$1,098,727

LIABILITIES AND SHAREHOLDERS'
EQUITY:
Interest bearing deposits:
Savings, NOW & Money Market accounts	$430,805	$2,433	1.14%	$468,538	$2,567	1.10%
Time deposits	324,444	6,458	4.01%	263,009	4,034	3.09%

Total interest bearing deposits	755,249	8,891	2.37%	731,547	6,601	1.82%

Federal Home Loan Bank short-term
borrowings	1,531	40	5.23%	74,366	1,759	4.77%
Securities sold under agreement to
repurchase and other short term debt	80,825	1,724	4.30%	9,464	200	4.26%
Securities sold under agreement to
repurchase,long term	20,000	573	5.78%	20,000	524	5.28%
Other long-term debt	48,575	1,145	4.75%	53,734	1,050	3.94%
Junior subordinated debentures issued to
unconsolidated subsidiary trust	20,619	595	5.77%	20,619	595	5.77%

Total interest bearing liabilities	926,799	$12,968	2.82%	909,730	$10,729	2.38%

Noninterest bearing deposits	118,920			118,347
Other liabilities	5,722			5,471
Shareholders' equity	69,960			65,179

Total liabilities and shareholders'
equity	$1,121,401			$1,098,727

Net interest earning assets	$139,240			$128,420

Net interest income (fully taxable
equivalent)		$19,107			$19,096

Tax equivalent adjustment		(26)			(11)

Net interest income		$19,081			$19,085

Net interest rate spread			3.25%			3.42%

Net interest margin			3.61%			3.71%

(a)		Includes principal balance of non-accrual loans and fees on loans.
(b)		Available for sale securities are included at fair value, held to maturity securities are included at amortized cost.
(c)		Tax exempt interest has been converted to a tax equivalent basis using the Federal tax rate of 35%.


Provision for Credit Losses: A credit loss provision of $150 thousand was recorded during the quarter ended June 30, 2007, primarily as a result of growth in the loan portfolio, and an increase in internally classified loans during the quarter, offset by net recoveries during the quarter. There was no provision recorded during the first quarter of 2007 or during the quarter and six months ended June 30, 2006. Merchants recorded net recoveries totaling $51 thousand for the six months ended June 30, 2007 and recorded net recoveries of $94 thousand for the same period in 2006. The Allowance for credit losses ("Allowance") is comprised of the allowance for loan losses and the reserve for undisbursed lines of credit. The Allowance is reviewed by management at least quarterly and continues to be deemed adequate under current market conditions. The allowance for loan losses was $7.18 million, 0.99% of total loans and 226% of nonperforming loans at June 30, 2007, compared to $6.91 million, 1.00% of total loans and 256% of nonperforming loans at December 31, 2006. All of these factors are taken into consideration during management's quarterly review of the Allowance which management continues to deem adequate under current market conditions. See the discussion of Nonperforming Assets on pages 14-16 for additional information on the Allowance and the allowance for loan losses.

Noninterest Income: Total noninterest income increased $82 thousand to $2.14 million for the second quarter of 2007 from $2.06 million for the second quarter of 2006 and increased $87 thousand for the first six months of 2007 compared to the first six months of 2006. There were no security gains or losses during the second quarter of 2007 and the second quarter of 2006. Excluding $37 thousand in net securities losses, which occurred in the first quarter of 2007, total noninterest income increased $124 thousand for the six months ended June 30, 2007 compared to the six months ended June 30, 2006. The increase is a result of a number of increases and decreases within categories. Trust company income increased $38 thousand and $67 thousand for the quarter and six months ended June 30, 2007 compared to the same period in 2006, a 7.5% increase year to date. This increase is a result of greater success in selling wealth management services during 2007. Service charges on deposits have decreased $59 thousand and $81 thousand for the quarter and six months ended June 30, 2007 compared to the same periods in 2006. Merchants decreased the fee charged for customers in its cash management sweep product during the second quarter of 2006 to be more competitive with the local market. At the same time the fees paid by Merchants for internet banking services have increased as more customers choose to do their banking and pay bills on line. Other noninterest income increased $101 thousand and $135 thousand for the quarter and six months ended June 30, 2007 compared to the same periods in 2006. This increase is primarily attributable to increases in net ATM/debit card revenue.

Noninterest Expense: Total noninterest expense was unchanged for the second quarter of 2007 compared to the second quarter of 2006 and increased $56 thousand to $16.04 million for the six months ended June 30, 2007 from $15.98 million for same period in 2006. Salaries and wages were generally unchanged when comparing the second quarter and six months ended June 30, 2007 to the same period in 2006. Employee benefits decreased $166 thousand and $300 thousand for the three and six months ended June 30, 2007, respectively, compared to the three and six months ended June 30, 2006. This decrease is primarily a result of a decrease in the employer match in Merchants' 401(k) plan. Other noninterest expenses increased $195 thousand and $302 thousand for the three and six months ended June 30, 2007, respectively, from the same periods in 2006. Merchants incurred $300 thousand in expenses related to a nonperforming asset during the second quarter of 2007 and experienced a defalcation during the first quarter which was subject to a $100 thousand insurance deductible. Both of these items are included in Other noninterest expense. Merchants has not been required to pay an FDIC insurance premium for several years. As a result of the Federal Deposit Insurance Reform Act of 2005 Merchants was required, as of January 1, 2007, to pay an insurance premium equal to five basis points of its assessable deposit base. The Reform Act also allowed eligible institutions to share a one-time assessment credit, Merchants' one-time credit is expected to be sufficient to cover the entire increased premium for 2007, and a portion of the 2008 increased premium. Merchants expects its non-interest expense to increase by approximately $200 thousand during 2008, net of the credit, as a result of this regulatory change.

Balance Sheet Analysis

Merchants has continued to change the overall make up of its balance sheet as it has continued to shift earning assets from investments to the loan portfolio. As discussed previously, loans made up 66% of average earning assets for the second quarter of 2007, compared to 61% of earning assets for the second quarter of 2006. This shift in the make up of the balance sheet carries with it some amount of increased risk, as loans have a higher risk profile than investments, but also have a higher average yield. Average loans for the second quarter of 2007 were $703.98 million, compared to $639.66 million for the second quarter of 2006 and $685.28 million for the fourth quarter of 2006. Residential real estate and commercial loans made up most of the increase for the first six months of 2007. Merchants continues to meet the competition on pricing to retain strong existing relationships and obtain high quality new business.

The following table summarizes the components of Merchants' loan portfolio as of June 30, 2007 and December 31, 2006:

		December 31,
(In thousands)	June 30, 2007	2006

Commercial, financial and agricultural	$85,568	$73,512
Real estate loans - residential	343,592	323,885
Real estate loans - commercial	250,709	250,526
Real estate loans - construction	36,702	33,167
Installment loans	6,921	7,133
All other loans	663	1,060

Total loans	$724,155	$689,283

Average deposits for the second quarter of 2007 were $873.57 million compared to $853.13 million for the second quarter of 2006, and $864.97 million for the fourth quarter of 2006. Merchants continues to focus on generating lower cost transaction accounts with a packaged offering featuring the historically popular free checking as the anchor product on the retail side, and CommerceLYNX® checking on the business side. These programs have high value to Merchants' customers and provide funding that supports the net interest margin. Merchants continues to proactively address the competitive marketplace by offering an innovative, flexible one-year time deposit product and an attractive market rate on a six-month offering. These products have proven to be successful at buffering declines in balances of core funding within Merchants' money market category. While numbers of accounts and households continue to rise at Merchants, there are some ongoing shifts within product categories as depositors seek stronger yields. Quarterly average savings, NOW and money market balances have decreased by $8.09 million from the fourth quarter of 2006 and have decreased $36.10 million from the second quarter of 2006 to the second quarter of 2007. At the same time, average time deposit balances have increased by $20.00 million from fourth quarter 2006 and increased $52.91 million from the second quarter of 2006 to the second quarter of 2007. The recent announcement of the acquisition of Chittenden Corporation by People's United Financial leaves Merchants as the sole remaining state wide bank headquartered in the state of Vermont, which may provide some opportunity for increased market share.

Merchants' investment portfolio at June 30, 2007 has decreased $38.44 million since December 31, 2006. Because of the persistent flat to inverted yield curve environment, Merchants decided during 2006 to discontinue further investments in the portfolio. Merchants has used current cash flow from the portfolio to fund loan growth, pay down debt, and fund short- term investments rather than reinvest in the investment portfolio.

Merchants' cash management sweep product continues to be successful. This product is priced at an attractive cost of funds when compared to other short-term borrowing alternatives. Balances in this product totaled $73.76 million at June 30, 2007 and are included with "Securities sold under agreements to repurchase" on the accompanying consolidated balance sheet.

In the ordinary course of business, Merchants makes commitments for possible future extensions of credit. At June 30, 2007, Merchants was obligated to fund $6.06 million of standby letters of credit. No losses are anticipated in connection with these commitments.

Income Taxes

Merchants and its subsidiaries are taxed on income at the federal level by the Internal Revenue Service. The State of Vermont levies franchise taxes on banks based upon average deposit levels in lieu of taxing income. Franchise taxes totaled $259 thousand and $247 thousand for the quarters ended June 30, 2007 and June 30, 2006, respectively, and were $511 thousand and $486 thousand for the six months ended June 30, 2007 and June 30, 2006, respectively. Total income tax expense was $821 thousand for the quarter ended June 30, 2007 compared to $802 thousand for the quarter ended June 30, 2006 and was $1.59 million and $1.63 million for the six months ended June 30, 2007 and 2006, respectively. Merchants recognized favorable tax benefits from federal affordable housing tax credits of $409 thousand for the second quarter of 2007, compared to $413 thousand for the second quarter of 2006 and $819 thousand for the six months ended June 30, 2007 compared to $825 thousand for the first six months of 2006. Merchants' statutory tax rate was 35% for all periods. The recognition of affordable housing tax credits is the principal reason for Merchants' effective tax rate of 23.3% for the quarter ended June 30, 2007, and 23.1% for the quarter ended June 30, 2006.

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

periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006 and is to be applied to all tax positions upon initial adoption of this standard.

On January 1, 2007 Merchants adopted the provisions of FIN 48, which resulted in no impact to the consolidated financial statements. Upon the adoption of this standard, Merchants performed an analysis of its tax positions to determine whether there may be uncertainties that require further analysis under FIN 48 based upon their specific facts and circumstances. Merchants did not identify at adoption any tax positions that contained significant uncertainties.

Liquidity and Capital Resources

Merchants' liquidity is monitored by the Asset and Liability Committee (the "ALCO") of Merchants Bank's Board of Directors, based upon Merchants Bank policies. For this purpose, liquidity means the ability to generate cash in the most economical way to satisfy loan demand, deposit withdrawal demand, and to fund other business opportunities which require cash. Merchants had $20.50 million in overnight funds sold and other short-term investments at June 30, 2007. Additionally, Merchants has an overnight line of credit with the FHLB of $5 million and an estimated additional borrowing capacity with the FHLB of $122 million. Merchants has $44 million in available federal funds lines of credit at June 30, 2007 and the ability to borrow through the use of repurchase agreements, collateralized by Merchants' investments, with certain approved counterparties. Merchants' investment portfolio, which is managed by the ALCO, totaled $301.14 million at June 30, 2007, of which $129.87 million was pledged. The portfolio is a reliable source of cash flow for Merchants.

In October 2005 Merchants' Board of Directors approved a stock repurchase program, pursuant to which Merchants may repurchase up to 200,000 shares of its common stock from time to time through October 2006. The Board of Directors voted to extend the program through October 2007 at its October 2006 meeting. Merchants has completed the purchase of 200,000 shares of its common stock on the open market under the program, at an average per share price of $23.81, of which 33,289 shares were purchased during 2007. In January 2007, Merchants Board approved a new program, pursuant to which Merchants may repurchase 200,000 shares of its common stock on the open market from time to time through January 2008. Under the new program, which commenced during the quarter ended June 30, 2007, 35,353 shares were purchased at an average price per share of $22.64. Additionally Merchants purchased 10,000 shares of its stock, not on the open market, at a price of $23.00 per share.

As of June 30, 2007, Merchants exceeded all applicable regulatory capital requirements. The following table represents the actual capital ratios and capital adequacy requirements for Merchants as of June 30, 2007 and 2006:

			For Capital
	Actual		Adequacy Purposes

(In thousands)	Amount (1)	Percent	Amount	Percent

	As of June 30, 2007
Tier 1 leverage capital	$93,767	8.41%	$44,601	4.00%
Tier 1 risk-based capital	93,767	12.57%	29,827	4.00%
Total risk-based capital	101,249	13.58%	59,654	8.00%

	As of June 30, 2006
Tier 1 leverage capital	$91,551	8.21%	$44,602	4.00%
Tier 1 risk-based capital	91,551	12.64%	28,965	4.00%
Total risk-based capital	98,728	13.63%	57,930	8.00%

(1)	Amounts include $20 million in trust preferred securities issued in December 2004. These hybrid securities qualify as regulatory capital up to certain limits.

Nonperforming Assets and the Allowance

Stringent credit quality is a major strategic focus of Merchants. Although Merchants has been successful to date in minimizing its problem assets, Merchants cannot assure that problem assets will remain at current levels, particularly in light of current or future economic conditions.

The following table summarizes Merchants' nonperforming assets at the dates indicated:

	June 30,	March 31,	December 31,	June 30,
(In thousands)	2007	2007	2006	2006

Nonaccrual loans	$2,969	$2,425	$2,606	$1,770
Loans past due 90 days or more and
still accruing interest	48	--	--	--
Troubled debt restructurings	164	90	92	96

Total nonperforming loans ("NPL")	$3,181	$2,515	$2,698	$1,866
Other Real Estate Owned ("OREO")	-	258	258	312

Total nonperforming assets ("NPA")	$3,181	$2,773	$2,956	$2,178

Nonperforming loans increased to $3.18 million at June 30, 2007 from $2.70 million at December 31, 2006. The net increase of $544 thousand in nonaccrual loans during the quarter ended June 30, 2007 is primarily attributable to a $700 thousand relationship with a small commercial printer located in central Vermont that was placed in nonaccrual. Subsequent to the end of the quarter, $300 thousand of the $700 thousand was paid in full. Merchants had one property held in OREO since the first quarter of 2006, which was sold in April 2007.

A loan is considered impaired, based on current information and events, if it is probable that Merchants will be unable to collect the scheduled payments of principal or interest when due, according to the contractual terms of the loan agreement. Loans deemed impaired at June 30, 2007 totaled $2.97 million, of which $2.62 million are included as nonaccrual loans in the table above.

Merchants' management maintains an internal listing that includes all criticized and classified loans. Merchants' management believes that classified loans have well-defined weaknesses which, if left unattended, could lead to collection problems. The oversight process on these loans includes an active risk management approach. A management committee reviews the status of these loans each quarter and determines or confirms the appropriate risk rating and accrual status. The findings of this review process are instrumental in determining the adequacy of the Allowance. Excluded from nonperforming loans are approximately $14.07 million of internally classified loans as of June 30, 2007, compared to $5.5 million as of December 31, 2006. This increase is partially attributable to a downgrade of a $5.28 million relationship to a residential construction company located in northern New England that has suffered from the soft housing market. In addition, several of Merchants' commercial borrowers in a variety of industries are exhibiting signs of stress, including weak balance sheets, margin compression and losses. Merchants' management does not feel that these signs reflect an apparent trend. To date all payments have been made as agreed by these customers and Merchants appears adequately secured. Merchants' management will continue to closely monitor asset quality.

The following table reflects Merchants' nonperforming asset and coverage ratios as of the dates indicated:

	June 30,	March 31,	December 31,	June 30,
(In thousands)	2007	2007	2006	2006

NPL to total loans	0.44%	0.36%	0.39%	0.29%
NPA to total loans plus OREO	0.44%	0.40%	0.43%	0.33%
Allowance for loan losses to total loans	0.99%	1.01%	1.00%	1.03%
Allowance to total loans	1.03%	1.05%	1.06%	1.10%
Allowance for loan losses to NPL	226%	279%	256%	358%
Allowance for loan losses to NPA	226%	253%	234%	307%

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

The following table summarizes year-to-date activity in Merchants' Allowance through the dates indicated:

	June 30,	March 31,	December 31,	June 30,
(In thousands)	2007	2007	2006	2006

Balance, beginning of year	$7,281	$7,281	$7,083	$7,083
Charge-offs :
Commercial, lease financing and all other	(78)	(78)	(46)	(2)
Real estate - commercial	(85)	(85)	--	--
Real estate - mortgage	--	--	(13)	--
Installment and other consumer	(20)	(12)	(4)	(3)

Total charge-offs	(183)	(175)	(63)	(5)

Recoveries:
Commercial, lease financing and all other	217	202	236	97
Real estate - commercial	17	17	--	--
Real estate - mortgage	--	--	14	--
Installment and other consumer	--	--	11	2

Total recoveries	234	219	261	99

Net recoveries	51	44	198	94

Provision for credit losses	150	--	--	--

Balance end of period	$7,482	$7,325	$7,281	$7,177

Components:
Allowance for loan losses	$7,184	$7,026	$6,911	$6,688
Reserve for undisbursed lines of credit	298	299	370	489

Allowance for Credit Losses	$7,482	$7,325	$7,281	$7,177

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

The Allowance reflects management's current strategies and efforts to maintain the Allowance at a level adequate to provide for losses based on an evaluation of known and inherent risks in the loan portfolio, as well as the potential risk from unfunded loan commitments and letters of credit. Among the factors that management considers in establishing the level of the Allowance are overall findings from an analysis of individual loans, the overall risk characteristics and size of the loan portfolio, past credit loss history, management's assessment of current economic and real estate market conditions and estimates of the current value of the underlying collateral. A credit loss provision of $150 thousand was recorded during the quarter ended June 30, 2007, primarily as a result of growth in the loan portfolio, and an increase in internally classified loans during the quarter, offset by net recoveries during the quarter. Management considers the balance of the Allowance adequate at June 30, 2007.

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


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

Interest Rate Risk

The ALCO is responsible for evaluating and managing the interest rate risk which arises naturally from imbalances in repricing, maturity and cash flow characteristics of Merchants' assets and liabilities. It is also responsible for ensuring that Merchants Bank's Board of Directors receives accurate information regarding Merchants' interest rate risk position at least quarterly. The ALCO uses an outside consultant to perform rate shocks of Merchants' balance sheet, and to perform a variety of other analyses. The consultant's most recent review was as of May 31, 2007. At that time Merchants' one-year gap position was a $238.16 million liability-sensitive position compared to a $255.16 million liability-sensitive position at the end of 2006.

The consultant ran a base simulation assuming no changes in rates or balance sheet mix at the May 31, 2007 review. Additionally, the consultant modeled 200 basis point rising and falling interest rate scenarios which assume a parallel and pro rata shift of the yield curve over a one-year period and assumed no changes or growth in the balance sheet. In the base case model which assumes interest rates and Merchants' balance sheet and mix remain similar to those of May 31, 2007, net interest income is projected to increase throughout the simulation as assets are replaced at higher levels in the current higher interest rate environment and funding costs rise more slowly. Net interest income is projected to trend upward gradually in the second year and beyond. If rates fall, net interest income is projected to increase during the first year as the large short-term funding position provides an immediate benefit; however, this trend is projected to reverse in year two as funding rates stabilize while asset yields continue to fall. If the yield curve should steepen as rates fall, levels of net interest income are projected to be higher than the base model throughout the simulation. If rates rise net interest income is expected to decrease during the first year as funding costs increase more quickly than the asset base. This trend starts to reverse itself during year two as asset yield improvements outpace slowing funding rate increases. Merchants purchased a $30 million interest rate cap during the first quarter of 2007 to help mitigate its exposure to rising short-term interest rates. The cap is recorded on Merchants' balance sheet at fair value with subsequent changes in fair value recorded through earnings each quarter, which will introduce some additional volatility to Merchants' earnings stream.

The change in net interest income for the next twelve months from Merchants' expected or "most likely" forecast at the May 31, 2007 review is shown in the following table. The degree to which this exposure materializes will depend, in part, on Merchants' ability to manage deposit rates as interest rates rise or fall.

Percent Change in
Rate Change	Net Interest Income

Up 200 basis points	(2.2)%
Down 200 basis points	3.4%

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


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

Merchants periodically, if deemed appropriate, uses interest rate swaps, floors and caps, which are common derivative financial instruments, to hedge its interest rate risk position. Merchants Bank's Board of Directors has approved hedging policy statements governing Merchants' use of these instruments. As mentioned previously, Merchants purchased a $30 million interest rate cap during the first quarter of 2007 to help mitigate its exposure to rising interest rates. The risks associated with entering into such transactions are the risk of default from the counterparty with whom Merchants has entered into agreement and poor correlation between the item being hedged and the derivative instrument. Merchants' risk from default of the counterparty is limited to the expected cash flow anticipated from the counterparty, not the notional value.

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

Item 4. Controls and Procedures

The principal executive officer, principal financial officer, and other members of Merchants' senior management have evaluated Merchants' disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, Merchants' principal executive officer and principal financial officer have concluded that the disclosure controls and procedures effectively ensure that information required to be disclosed in Merchants' filings and submissions with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is accumulated and communicated to Merchants' management (including the principal executive officer and principal financial officer), and is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. In addition, Merchants has reviewed its internal controls over financial reporting and there have been no changes in its internal control over financial reporting during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities by the Issuer

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number		as Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans or
Period	Purchased	Paid per Share	or Programs	Programs

April 1 through April 30	--	--	--	723
May 1 through May 31 (a)	12,591	22.53	12,591	188,132
June 1 through June 30	33,485	22.79	23,485	164,647

Total	46,076	22.72	36,076	--

(a)	New stock purchase plan for 200,000 shares commenced in May.

In October 2005 Merchants' Board of Directors approved a stock repurchase program, pursuant to which Merchants may repurchase up to 200,000 shares of its common stock from time to time through October 2006. The Board of Directors voted to extend the program through October 2007 at its October 2006 meeting. Merchants has completed the purchase of 200,000 shares of its common stock on the open market under the program, at an average per share price of $23.81, of which 33,289 shares were purchased during 2007. In January 2007, Merchants Board approved a new program, pursuant to which Merchants may repurchase 200,000 shares of its common stock on the open market from time to time through January 2008. Under the new program, which commenced during the quarter ended June 30, 2007, 35,353 shares were purchased at an average price per share of $22.64. On June 28, 2007, Merchants purchased 10,000 shares of its stock not on the open market, at a price of $23.00 per share, from the Dudley Hale Davis Estate, of which Jeffrey L. Davis, a director of Merchants, is executor.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

Merchants held its Annual Meeting of Shareholders on Tuesday, May 1, 2007, for the purpose of electing four directors, Raymond C. Pecor, Jr., Patrick S. Robins, Jeffrey L. Davis and Bruce M. Lisman, each to serve for a three-year term expiring on the date of the Annual Meeting of Shareholders in 2010, and until their successors are duly elected and qualified in accordance with Merchants' Bylaws. Shares voted either in person or by proxy totaled 5,774,202, or 93.48% of the shares entitled to vote. The following table sets forth the results of the voting for the directors who were elected:

		Votes
Name	Votes For	Withheld	% Votes For

Mr. Pecor	5,635,640	131,985	91.34
Mr. Robins	5,618,242	155,960	90.95
Mr. Davis	5,534,865	239,337	89.60
Mr. Lisman	5,643,817	130,385	91.37

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits:

3.1.1

Certificate of Incorporation, filed April 20, 1987 (Incorporated by reference to Exhibit B to Pre-Effective Amendment No. 1 to Merchants' Definitive Proxy Statement on Schedule 14A, filed on April 25, 1987 for Merchants' Annual Meeting of Shareholders held June 2, 1987)

3.1.2	Certificate of Merger, filed June 5, 1987 (Incorporated by reference to Merchants' Annual Report on Form 10-K for the Year Ended December 31, 2006, filed on March 16, 2007)

3.1.3	Certificate of Amendment, filed May 11, 1988 (Incorporated by reference to Merchants' Annual Report on Form 10-K for the Year Ended December 31, 2006, filed on March 16, 2007)

3.1.4	Certificate of Amendment, filed April 29, 1991 (Incorporated by reference to Merchants' Annual Report on Form 10-K for the Year Ended December 31, 2006, filed on March 16, 2007)

3.1.5	Certificate of Amendment, filed August 29, 2006 (Incorporated by reference to Merchants' Annual Report on Form 10-K for the Year Ended December 31, 2006, filed on March 16, 2007)

3.1.6	Certificate of Amendment, filed August 29, 2006 (Incorporated by reference to Merchants' Annual Report on Form 10-K for the Year Ended December 31, 2006, filed on March 16, 2007)

3.2

Amended By-Laws of Merchants (Incorporated by reference to Exhibit C to Merchants' Definitive Proxy Statement on Schedule 14A, filed on April 25, 1987 for Merchants' Annual Meeting of Shareholders held June 2, 1987)

31.1	Certification of Chief Executive Officer of the Company Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14

31.2	Certification of Chief Financial Officer of the Company Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14

32.1	Certification of Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

MERCHANTS BANCSHARES, INC.
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Merchants Bancshares, Inc.

/s/ Michael R. Tuttle

Michael R. Tuttle
President & Chief Executive Officer

/s/ Janet P. Spitler

Janet P. Spitler
Chief Financial Officer & Treasurer

July 30, 2007

Date
