Form 10-Q
period 2007-09-30
MERCHANTS BANCSHARES INC
filed 2007-10-29
CIK 726517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2007

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
[ ] Yes [X] No

As of October 22, 2007, there were 6,115,607 shares of the registrant's common stock, par value $0.01 per share, outstanding.

MERCHANTS BANCSHARES, INC.
FORM 10-Q
TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.	Interim Consolidated Financial Statements (Unaudited)

	Consolidated Balance Sheets
	As of September 30, 2007 and December 31, 2006	1

	Consolidated Statements of Income
	For the three and nine months ended September 30, 2007 and 2006	2

	Consolidated Statements of Comprehensive Income
	For the three and nine months ended September 30, 2007 and 2006	3

	Consolidated Statements of Cash Flows
	For the nine months ended September 30, 2007 and 2006	4

	Notes to Interim Consolidated Financial Statements	5 - 7

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	7 - 17
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	17 - 19
Item 4.	Controls and Procedures	19

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	20
Item 1A.	Risk Factors	20
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3.	Defaults upon Senior Securities	20
Item 4.	Submission of Matters to a Vote of Security Holders	20
Item 5.	Other Information	20
Item 6.	Exhibits	20-21
Signatures		22
Exhibits

MERCHANTS BANCSHARES, INC.
PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

Merchants Bancshares, Inc.
Consolidated Balance Sheets
(unaudited)

(In thousands except share and per share data)			September 30, 2007	December 31, 2006

	ASSETS
	Cash and cash equivalents		$33,839	$36,706
	Federal funds sold and other short-term investments		15,500	42,000

	Total cash and cash equivalents		49,339	78,706
	Investments:
	Securities available for sale, at fair value		298,338	333,958
	Securities held to maturity (fair value of $4,557 and $5,804)		4,395	5,615

	Total investments		302,733	339,573

	Loans		739,175	689,283
	Less: Allowance for loan losses		7,726	6,911

	Net loans		731,449	682,372

	Federal Home Loan Bank stock		5,114	5,486
	Bank premises and equipment, net		11,627	12,538
	Investment in real estate limited partnerships		7,691	8,925
	Other assets		8,126	9,358

	Total assets		$1,116,079	$1,136,958

	LIABILITIES
	Deposits:
	Demand deposits		$123,237	$122,036
	Savings, NOW and money market accounts		413,558	442,442
	Time deposits $100 thousand and greater		86,795	76,822
	Other time deposits		243,358	236,052

	Total deposits		866,948	877,352

	Securities sold under agreements to repurchase and other short-term
	borrowings		84,484	90,547
	Securities sold under agreements to repurchase, long-term		20,000	20,000
	Other long-term debt		44,586	53,863
	Junior subordinated debentures issued to unconsolidated subsidiary trust		20,619	20,619
	Other liabilities		7,435	4,880

	Total liabilities		1,044,072	1,067,261

	Commitments and contingencies (Note 6)
	SHAREHOLDERS' EQUITY
	Preferred stock Class A non-voting
	Shares authorized - 200,000, none outstanding		--	--
	Preferred stock Class B voting
	Shares authorized - 1,500,000, none outstanding		--	--
	Common stock, $.01 par value		67	67
	Shares authorized	10,000,000
Issued	As of September 30, 2007	6,651,760
	As of December 31, 2006	6,651,760
Outstanding	As of September 30, 2007	5,790,837
	As of December 31, 2006	5,873,290
	Capital in excess of par value		37,260	37,413
	Retained earnings		51,365	48,609
	Treasury stock, at cost		(18,759)	(16,766)
	As of September 30, 2007	860,923
	As of December 31, 2006	778,470
	Deferred compensation arrangements		5,980	5,833
	Accumulated other comprehensive loss		(3,906)	(5,459)

	Total shareholders' equity		72,007	69,697

	Total liabilities and shareholders' equity		$1,116,079	$1,136,958

See accompanying notes to interim consolidated financial statements

Merchants Bancshares, Inc.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands except per share data)	2007	2006	2007	2006

INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$12,073	$11,226	$35,282	$31,764
Investment income:
Interest on debt securities	3,480	4,456	11,051	13,604
Dividends	83	246	268	361
Interest on fed funds sold, short term investments and
interest bearing deposits	348	10	1,434	24

Total interest and dividend income	15,984	15,938	48,035	45,753

INTEREST EXPENSE
Savings, NOW and money market accounts	1,200	1,348	3,633	3,915
Time deposits $100 thousand and greater	676	553	2,120	1,528
Other time deposits	2,642	1,975	7,656	5,035
Other borrowed funds	839	1,055	2,603	3,013
Long-term debt	1,125	1,144	3,438	3,313

Total interest expense	6,482	6,075	19,450	16,804

Net interest income	9,502	9,863	28,585	28,949
Provision for credit losses	700	--	850	--

Net interest income after provision for credit losses	8,802	9,863	27,735	28,949

NONINTEREST INCOME
Trust company income	492	428	1,451	1,320
Service charges on deposits	1,196	1,157	3,462	3,504
Loss on investment securities	(60)	(452)	(97)	(452)
Equity in losses of real estate limited partnerships, net	(423)	(423)	(1,267)	(1,270)
Other	951	820	2,615	2,350

Total noninterest income	2,156	1,530	6,164	5,452

NONINTEREST EXPENSE
Salaries and wages	3,061	3,123	9,068	9,153
Employee benefits	792	936	2,588	3,032
Occupancy expense, net	787	731	2,414	2,315
Equipment expense	680	713	2,081	2,145
Legal and professional fees	523	605	1,758	1,720
Marketing	282	349	901	1,048
State franchise taxes	222	250	733	736
Other	1,204	1,255	4,046	3,795

Total noninterest expense	7,551	7,962	23,589	23,944

Income before provision for income taxes	3,407	3,431	10,310	10,457
Provision for income taxes	778	785	2,368	2,418

NET INCOME	$2,629	$2,646	$7,942	$8,039

Basic earnings per common share	$0.43	$0.42	$1.29	$1.28
Diluted earnings per common share	$0.43	$0.42	$1.29	$1.27

See accompanying notes to interim consolidated financial statements

Merchants Bancshares, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2007	2006	2007	2006

Net income	$2,629	$2,646	$7,942	$8,039
Other comprehensive income, net of tax:
Change in net unrealized gain on securities available for
sale, net of taxes of $1,173, $2,040, $755 and $213	2,178	3,788	1,402	395
Reclassification adjustments for securities losses included
in net income, net of taxes of $21, $158, $34 and $158	39	294	63	294
Impact of transfer of securities from available for sale to
held to maturity, net of taxes of $0, $1, $0 and $1	-	1	-	1
Amortization of previously recorded benefit plan amount,
net of taxes of $16, $0, $47 and $0	29	-	88	-

Other comprehensive income	2,246	4,083	1,553	690

Comprehensive income	$4,875	$6,729	$9,495	$8,729

See accompanying notes to the interim consolidated financial statements.

Merchants Bancshares, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

For the nine months ended September 30,	2007	2006

(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,942	$8,039
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	850	-
Depreciation and amortization	2,321	3,241
Amortization of stock grant	12	-
Loss on sale of investment securities	97	452
Proceeds from sales of loans, net	1,262	-
Net losses on disposition of premises and equipment	10	1
Net gains on sales of other real estate owned	(41)	-
Equity in losses of real estate limited partnerships, net	1,270	1,270
Changes in assets and liabilities:
Decrease (increase) in interest receivable	151	(255)
(Increase) decrease in other assets	(168)	1,181
(Decrease) increase in interest payable	(41)	31
Increase in other liabilities	6,252	1,295

Net cash provided by operating activities	19,917	15,255

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investment securities available for sale	5,468	-
Proceeds from maturities of investment securities available for sale	49,807	61,501
Proceeds from maturities of investment securities held to maturity	1,220	1,609
Proceeds from redemption of Federal Home Loan Bank stock	372	2,906
Purchases of investment securities available for sale	(21,645)	(51,047)
Net change in loans	(51,262)	(74,129)
Purchases of Federal Home Loan Bank stock	--	(462)
Proceeds from sales of other real estate owned	299	-
Investments in real estate limited partnerships	(36)	(1,241)
Purchases of bank premises and equipment	(565)	(2,044)

Net cash used in investing activities	(16,342)	(62,907)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in deposits	(10,404)	2,483
Net decrease in short-term borrowings	--	(28,230)
Proceeds from long-term debt	1,825	30,000
Net (decrease) increase in securities sold under agreement to repurchase-
short term	(6,063)	69,034
Principal payments on long-term debt	(11,102)	(26,382)
Cash dividends paid	(4,616)	(4,658)
Purchases of treasury stock	(2,916)	(2,258)
Sale of treasury stock	11	8
Increase in deferred compensation arrangements	153	194
Proceeds from exercise of stock options, net of withholding taxes	155	231
Tax benefit from exercise of stock options	15	121

Net cash (used in) provided by financing activities	(32,942)	40,543

Decrease in cash and cash equivalents	(29,367)	(7,109)
Cash and cash equivalents beginning of year	78,706	45,214

Cash and cash equivalents end of period	$49,339	$38,105

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Total interest payments	$19,491	$16,773
Total income tax payments	2,600	1,572
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES
Increase in payable for investments purchased	$3,448	$--
Distribution of stock under deferred compensation arrangements	268	282
Distribution of treasury stock in lieu of cash dividend	570	626
Transfer of loans to other real estate owned	--	312

See accompanying notes to interim consolidated financial statements

Notes To Interim Consolidated Financial Statements

See Merchants Bancshares, Inc. ("Merchants") 2006 Annual Report on Form 10-K for additional information.

Note 1: Financial Statement Presentation

Principles of Consolidation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. All adjustments necessary for a fair presentation of the interim consolidated financial statements of Merchants as of September 30, 2007 and 2006, and for the three and nine months ended September 30, 2007 and 2006, have been included. The information was prepared from the unaudited financial statements of Merchants and its subsidiaries, Merchants Bank ("Bank"), Merchants Trust Company, Merchants Properties, Inc. and MBVT Statutory Trust I. Amounts reported for prior periods are reclassified, where necessary, to be consistent with the current period presentation.

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

Note 2: Earnings Per Share

The following table presents reconciliations of the calculations of basic and diluted earnings per common share for the periods indicated:

	For the		For the
	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(In thousands except per share data)	2007	2006	2007	2006

Net income	$2,629	$2,646	$7,942	$8,039

Weighted average common shares outstanding	6,123	6,265	6,161	6,285
Dilutive effect of common stock equivalents	16	23	16	25

Weighted average common and common equivalent	6,139	6,288	6,177	6,310
shares outstanding
Basic earnings per common share	$0.43	$0.42	$1.29	$1.28
Diluted earnings per common share	$0.43	$0.42	$1.29	$1.27

Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding for the three and nine month periods ended September 30, 2007 and 2006. For the three and nine months ended September 30, 2007 there was an average of 10,000 stock options outstanding that were not included in the calculation of earnings per share because they were anti-dilutive. Average anti-dilutive stock options outstanding for the three and nine months ended September 30, 2006 were 4,891 and 1,648, respectively.

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

The following table summarizes the components of net periodic benefit costs for the periods indicated:

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands)	2007	2006	2007	2006

Interest cost	$115	$116	$345	$346
Service cost	10	15	31	45
Expected return on Plan assets	(129)	(128)	(388)	(382)
Amortization of net loss	45	65	135	197

Net periodic benefit cost	$41	$68	$123	$206

A contribution of $500 thousand was made during the quarter ended September 30, 2007. No additional contributions are projected for 2007.

Note 4: Impaired Loans

Total impaired loans were $9.28 million at September 30, 2007 and were $2.30 million at December 31, 2006. The allowance for loan losses associated with such loans was $600 thousand and $37 thousand, respectively. Interest payments on impaired loans are generally recorded as principal reductions if the remaining loan balance is not expected to be paid in full. If full collection of the remaining loan balance is expected, interest income is recognized on a cash basis. Merchants recorded interest income on impaired loans of approximately $1 thousand and $2 thousand for the quarter and nine months ended September 30, 2007. The amount of interest which was not earned, but which would have been earned had Merchants' nonaccrual and restructured loans performed in accordance with their original terms and conditions, was approximately $200 thousand and $437 thousand for the quarter and nine months ended September 30, 2007. The average balance of impaired loans was $6.23 million and $4.88 million for the quarter and nine months ended September 30, 2007.

Note 5: Stock Repurchase Program

In October 2005 Merchants' Board of Directors approved a stock repurchase program, pursuant to which Merchants may repurchase up to 200,000 shares of its common stock from time to time through October 2006. The Board of Directors voted to extend the program through October 2007 at its October 2006 meeting. Merchants has completed the purchase of 200,000 shares of its common stock on the open market under the program, at an average per share price of $23.81, of which 33,289 shares were purchased during 2007. In January 2007, Merchants Board approved a new program, pursuant to which Merchants may repurchase 200,000 shares of its common stock on the open market from time to time through January 2008. Under the new program 37,141 shares have been purchased at an average price per share of $22.68. Additionally, Merchants purchased 10,000 shares of its stock, not on the open market, at a price of $23.00 per share during the second quarter of 2007, and 43,420 shares, not on the open market, at a price of $23.08 during August 2007.

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

Merchants does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are conditional commitments issued by Merchants to guarantee the performance of a customer to a third party. Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit totaled approximately $6.06 million at September 30, 2007 and represent the maximum potential future payments Merchants could be required to make. Typically, these instruments have terms of 12 months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit for on balance sheet instruments. Merchants' policies governing loan collateral apply to standby letters of credit at the time of credit extension. Loan-to-value ratios are generally consistent with loan-to-value requirements for other commercial loans secured by similar types of collateral. The fair value of Merchants' standby letters of credit at September 30, 2007 was insignificant.

Merchants is involved in routine legal proceedings that occur in the ordinary course of business, which, in the aggregate, are believed by management to be immaterial to its financial condition and results of operations.

Note 7: Accounting for Uncertainty in Income Taxes

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

Merchants has no interest or penalties recognized in its consolidated statements of income for the three and nine months ended September 30, 2007 and 2006 or in its consolidated balance sheets at September 30, 2007. Such interest and penalties would be classified as other noninterest expense in its consolidated statement of income.

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

Note 8: Recent Accounting Pronouncements

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

(iv)

the fact that at September 30, 2007, approximately 45% of Merchants' loan portfolio was comprised of commercial and commercial real estate loans with some relationships exceeding ten million dollars, exposing Merchants to the risks inherent in financings based upon analyses of credit risk, the value of underlying collateral, including real estate, and other more intangible factors, which are considered in making commercial loans;

(v)

the fact that at September 30, 2007, approximately 81% of Merchants' loan portfolio was comprised of residential real estate and commercial real estate loans, exposing Merchants to the risks inherent in financings based upon analyses of credit risk and the value of underlying collateral. Accordingly, Merchants' profitability may be negatively impacted by errors in risk analyses, by loan defaults, and the ability of certain borrowers to repay such loans may be adversely affected by any downturn in general economic conditions;

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

General

All adjustments necessary for a fair presentation of Merchants' interim consolidated financial statements as of September 30, 2007, and for the three and nine months ended September 30, 2007 and 2006, have been included. The information was prepared from the unaudited financial statements of Merchants and its subsidiaries, Merchants Bank, Merchants Trust Company, Merchants Properties, Inc. and MBVT Statutory Trust I.

Results of Operations

Overview

Net income for the third quarter of 2007 was $2.63 million and was $7.94 million for the first nine months of 2007, compared to net income of $2.65 million and $8.04 million for the third quarter and the first nine months of 2006. The return on average assets for the quarter and nine months ended September 30, 2007 were 0.94% and 0.95%, respectively, compared to 0.95% and 0.97%, respectively, for the quarter and nine months ended September 30, 2006. The return on average equity for the quarter and nine months ended September 30, 2007 were 15.04% and 15.14%, respectively, compared to 16.16% and 16.42%, respectively, for the quarter and nine months ended September 30, 2006. The following were the major factors contributing to the results for the quarter and nine months ended September 30, 2007, compared to the same periods in 2006:

o

The net interest margin decreased during the third quarter of 2007 to 3.57% compared to 3.63% for the second quarter of 2007, and 3.72% for the third quarter of 2006. As discussed in more detail below, net interest income decreased $361 thousand for the third quarter of 2007 compared to 2006, and $364 thousand for the nine months ended September 30, 2007 compared to the same period in the prior year.

o

Merchants recorded a $700 thousand provision for credit losses during the quarter, and $850 thousand year to date, primarily as a result of an increase in nonperforming loans. Nonperforming loans increased to $9.93 million at September 30, 2007 from $2.70 million at December 31, 2006. The net increase in nonperforming loans is primarily attributable to $6.90 million in loans related to a residential construction project that were moved to nonaccrual during the third quarter of this year. There was no provision recorded during the quarter and nine months ended September 30, 2006.

o

Noninterest income excluding losses on investment securities increased to $2.22 million for the third quarter of 2007 compared to $1.98 million for the third quarter of 2006, and increased to $6.26 million compared to $5.91 million for the first nine months of 2007 compared to 2006. Noninterest expense decreased by $411 thousand to $7.55 million from $7.96 million for the third quarter of 2007 compared to the third quarter of 2006, and decreased $355 thousand to $23.59 million compared to $23.94 million for the first nine months of the current year compared to last year.

o	Average quarterly gross loans increased $67.09 million, or 10.16%, over the third quarter of 2006.

o

Merchants' average quarterly securities portfolio decreased $90.12 million, over the third quarter of 2006; at the same time its average quarterly short-term investment position increased $26.27 million over the third quarter of 2006.

o	Average quarterly deposits increased $8.87 million, or 1.03% over the third quarter of 2006.

Net Interest Income

Merchants' net interest income decreased $361 thousand for the third quarter of 2007 compared to 2006, and was $364 thousand less for the first nine months of this year compared to last year. Merchants' net interest margin decreased 15 basis points to 3.57% from 3.72% for the third quarter of 2007 compared to the third quarter of 2006, and decreased eleven basis points for the first nine months of 2007 compared to 2006. Merchants transferred a $6.9 million relationship to nonaccrual during the quarter, the loss of third quarter interest income on this relationship was approximately $82 thousand, and accounts for approximately three basis points of the decrease in net interest margin. The balance of the decrease in the margin is primarily due to overall higher funding costs. Merchants' total average earning assets have changed very little from the third quarter of 2006 to the third quarter of 2007, however the make-up of those earning assets has changed as funds from the investment portfolio have been redeployed into the higher yielding loan portfolio. Quarterly average loans for the third quarter of 2007 compared to the third quarter of 2006 increased by $67.09 million to $727.16 million at an average rate for the third quarter of 2007 of 6.60%, compared to 6.75% for the same quarter last year, as rates have trended downward during the third quarter of 2007. At the same time Merchants' quarterly average investment portfolio has decreased by $90.12 million to $303.62 million and the average yield has dropped by nine basis points to 4.66%. The decrease in balance and rate was partially offset by an increase in average short-term investments to $26.39 million for the third quarter of 2007 from $123 thousand for the third quarter of 2006.

Merchants' deposits have continued to shift from lower cost savings, NOW and money market accounts to higher rate time deposits as shown in the table on pages 11-12, however this shift has slowed down considerably during the current year. Merchants' average cost of interest bearing liabilities increased to 2.81% for the third quarter of 2007 compared to 2.62% for the third quarter of 2006. As shown on the following table, most of this increase is attributable to the average rate paid on time deposits which increased to 4.07% for the third quarter of this year compared to 3.54% for the third quarter of 2006, as Merchants raised time deposit rates to be competitive in the current marketplace. Additionally, Merchants has experienced an increase in the cost of its long-term FHLB debt as lower cost borrowings taken out in a lower interest rate environment continue to run off.

The following table attributes changes in Merchants' net interest income (on a fully taxable equivalent basis) to changes in either average balances or average rates for the three and nine months ended September 30, 2007. Changes due to both interest rate and volume have been allocated to change due to volume and change due to rate in proportion to the relationship of the absolute dollar amounts of the change in each category:

Analysis of Changes in Fully Taxable Equivalent Net Interest Income

Three Months Ended September 30,

				Due to
			Increase
(In thousands)	2007	2006	(Decrease)	Volume	Rate

Fully taxable equivalent interest income:
Loans	$12,093	$11,237	$856	$1,163	$(307)
Investments	3,563	4,711	(1,148)	(1,097)	(51)
Federal funds sold, securities sold under
agreements to repurchase and interest
bearing deposits with banks	348	1	347	345	2

Total interest income	16,004	15,949	55	411	(356)

Less interest expense:
Savings, money market & NOW accounts	1,200	1,348	(148)	(101)	(47)
Time deposits	3,318	2,528	790	386	404
Federal Home Loan Bank short-term
borrowings	20	390	(370)	(412)	42
Securities sold under agreements to repurchase
and other short-term debt	819	665	154	231	(77)
Securities sold under agreement to repurchase,
long-term	291	291	-	-	-
Other long-term debt	536	555	(19)	(64)	45
Junior subordinated debt	298	298	-	-	-

Total interest expense	6,482	6,075	407	40	367

Net interest income	$9,522	$9,874	$(352)	$371	$(723)

Nine Months Ended September 30,

				Due to
			Increase
(In thousands)	2007	2006	(Decrease)	Volume	Rate

Fully taxable equivalent interest income:
Loans	$35,328	$31,786	$3,542	$3,537	$5
Investments	11,319	13,985	(2,666)	(3,088)	422
Federal funds sold, securities sold under
agreements to repurchase and interest
bearing deposits with banks	1,434	4	1,430	1,427	3

Total interest income	48,081	45,775	2,306	1,876	430

Less interest expense:
Savings, money market & NOW accounts	3,633	3,915	(282)	(308)	26
Time deposits	9,776	6,563	3,213	1,466	1,747
Federal Home Loan Bank short-term
borrowings	59	2,149	(2,090)	(2,147)	57
Securities sold under agreements to repurchase
and other short-term debt	2,544	864	1,680	1,831	(151)
Securities sold under agreement to repurchase,
long-term	865	815	50	-	50
Other long-term debt	1,680	1,605	75	(171)	246
Junior subordinated debt	893	893	-	-	-

Total interest expense	19,450	16,804	2,646	671	1,975

Net interest income	$28,631	$28,971	$(340)	$1,205	$(1,545)

The following tables set forth certain information regarding net interest margin for the three and nine months ended September 30, 2007 and 2006. For the periods indicated, the total dollar amount of interest income from average earning assets and the resultant yields, as well as the interest expense on average interest bearing liabilities, are expressed both in dollars and rates, and on a tax equivalent basis.

Merchants Bancshares, Inc.
Average Balance Sheets and Average Rates
(Unaudited)

	Three Months Ended

	September 30, 2007			September 30, 2006

		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Rate	Balance	Expense	Rate
(In thousands, fully taxable equivalent)
ASSETS:
Loans, including fees on loans (a)	$727,159	$12,093	6.60%	$660,069	$11,237	6.75%
Investments (b) (c)	303,619	3,563	4.66%	393,738	4,711	4.75%
Federal funds sold and interest bearing
deposits with banks	26,389	348	5.23%	123	1	3.23%

Total interest earning assets	1,057,167	$16,004	6.01%	1,053,930	$15,949	5.99%

Allowance for loan losses	(7,217)			(6,703)
Cash and due from banks	35,108			35,508
Premises and equipment, net	11,774			12,296
Other assets	16,572			18,995

Total assets	$1,113,404			$1,114,026

LIABILITIES AND SHAREHOLDERS'
EQUITY:
Interest bearing deposits:
Savings, NOW & money market accounts	$424,103	$1,200	1.12%	$457,724	$1,348	1.17%
Time deposits	323,783	3,318	4.07%	283,401	2,528	3.54%

Total interest bearing deposits	747,886	4,518	2.40%	741,125	3,876	2.07%

Federal Home Loan Bank short-term
borrowings	1,695	20	4.59%	28,944	390	5.34%
Securities sold under agreements to
repurchase and other short-term debt	78,884	819	4.12%	59,426	665	4.44%
Securities sold under agreements to
repurchase, long-term	20,000	291	5.78%	20,000	291	5.77%
Other long-term debt	44,843	536	4.74%	50,353	555	4.37%
Junior subordinated debentures issued to
Unconsolidated subsidiary trust	20,619	298	5.77%	20,619	298	5.77%

Total interest bearing liabilities	913,927	$6,482	2.81%	920,467	$6,075	2.62%

Noninterest bearing deposits	124,083			121,974
Other liabilities	5,458			6,087
Shareholders' equity	69,936			65,498

Total liabilities and shareholders'
equity	$1,113,404			$1,114,026

Net interest earning assets	$143,240			$133,463

Net interest income (fully taxable
equivalent)		$9,522			$9,874

Tax equivalent adjustment		(20)			(11)

Net interest income		$9,502			$9,863

Net interest rate spread			3.19%			3.37%

Net interest margin			3.57%			3.72%

(a)		Includes principal balance of non-accrual loans and fees on loans.
(b)		Available for sale securities are included at fair value, held to maturity securities are included at amortized cost.
(c)		Tax exempt interest has been converted to a tax equivalent basis using the Federal tax rate of 35%.

Merchants Bancshares, Inc.
Average Balance Sheets and Average Rates
(Unaudited)

	Nine Months Ended

	September 30, 2007			September 30, 2006

		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
(In thousands, fully taxable equivalent)	Balance	Expense	Rate	Balance	Expense	Rate

ASSETS:
Loans, including fees on loans (a)	$707,198	$35,328	6.68%	$636,389	$31,786	6.68%
Investments (b) (c)	319,462	11,319	4.74%	406,946	13,985	4.59%
Federal funds sold, securities purchased
under agreements to resell and interest
bearing deposits with banks	35,876	1,434	5.34%	130	4	3.72%

Total interest earning assets	1,062,536	$48,081	6.05%	1,043,465	$45,775	5.87%

Allowance for loan losses	(7,085)			(6,826)
Cash and due from banks	34,378			35,479
Premises and equipment, net	12,071			12,151
Other assets	16,806			19,613

Total assets	$1,118,706			$1,103,882

LIABILITIES AND SHAREHOLDERS'
EQUITY:
Interest bearing deposits:
Savings, NOW & Money Market accounts	$428,547	$3,633	1.13%	$464,894	$3,915	1.13%
Time deposits	324,221	9,776	4.03%	269,881	6,563	3.25%

Total interest bearing deposits	752,768	13,409	2.38%	734,775	10,478	1.91%

Federal Home Loan Bank short-term
borrowings	1,586	59	5.00%	59,059	2,149	4.86%
Securities sold under agreement to
repurchase and other short term debt	80,171	2,544	4.24%	26,300	864	4.39%
Securities sold under agreement to
repurchase, long term	20,000	865	5.78%	20,000	815	5.45%
Other long-term debt	47,318	1,680	4.75%	52,595	1,605	4.08%
Junior subordinated debentures issued to
Unconsolidated subsidiary trust	20,619	893	5.77%	20,619	893	5.77%

Total interest bearing liabilities	922,462	$19,450	2.82%	913,348	$16,804	2.46%

Noninterest bearing deposits	120,660			119,569
Other liabilities	5,632			5,679
Shareholders' equity	69,952			65,286

Total liabilities and shareholders'
equity	$1,118,706			$1,103,882

Net interest earning assets	$140,074			$130,117

Net interest income (fully taxable
equivalent)		$28,631			$28,971

Tax equivalent adjustment		(46)			(22)

Net interest income		$28,585			$28,949

Net interest rate spread			3.23%			3.41%

Net interest margin			3.60%			3.71%

(a)		Includes principal balance of non-accrual loans and fees on loans.
(b)		Available for sale securities are included at fair value, held to maturity securities are included at amortized cost.
(c)		Tax exempt interest has been converted to a tax equivalent basis using the Federal tax rate of 35%.


Provision for Credit Losses: Merchants recorded a $700 thousand provision for credit losses during the quarter, and $850 thousand year to date, primarily as a result of an increase in nonperforming loans. Nonperforming loans increased to $9.93 million at September 30, 2007 from $2.70 million at December 31, 2006. The net increase in nonperforming loans is primarily attributable to $6.90 million in loans related to a residential construction project that were moved to nonaccrual during the third quarter of this year. There was no provision recorded during the quarter and nine months ended September 30, 2006. Merchants recorded net charge-offs totaling $107 thousand for the nine months ended September 30, 2007 and recorded net recoveries of $142 thousand for the same period in 2006. The Allowance for credit losses ("Allowance") is comprised of the allowance for loan losses and the reserve for undisbursed lines of credit. The allowance for loan losses was $7.73 million, 1.05% of total loans and 78% of nonperforming loans at September 30, 2007, compared to $6.91 million, 1.00% of total loans and 256% of nonperforming loans at December 31, 2006. All of these factors are taken into consideration during management's quarterly review of the Allowance which management continues to deem adequate under current market conditions. See the discussion of Nonperforming Assets on pages 15-17 for additional information on the Allowance and the allowance for loan losses.

Noninterest Income: Total noninterest income increased $626 thousand to $2.16 million for the third quarter of 2007 from $1.53 million for the third quarter of 2006 and increased $712 thousand for the first nine months of 2007 compared to the first nine months of 2006. Excluding security losses of $60 thousand for the third quarter of 2007 and $452 thousand for the third quarter of 2006, noninterest income increased $234 thousand to $2.22 million for the third quarter of the current year from $1.98 million for the third quarter of last year. Excluding security losses of $97 thousand for the first nine months of 2007 and $452 thousand for the first nine months of 2006, noninterest income has increased $357 thousand to $6.26 million from $5.91 million for the first nine months of this year compared to last year. Trust company income increased $64 thousand and $131 thousand for the quarter and nine months ended September 30, 2007 compared to the same period in 2006, a 9.9% increase year to date. This increase is the result of successful new business efforts. Other noninterest income increased $131 thousand and $265 thousand for the quarter and nine months ended September 30, 2007 compared to the same periods in 2006; this increase is primarily attributable to increases in net ATM/debit card revenue.

Noninterest Expense: Total noninterest expense decreased $411 thousand to $7.55 million for the third quarter of 2007 from $7.96 million for the third quarter of 2006, and decreased $355 thousand to $23.59 million for the first nine months of 2007 from $23.94 million for the first nine months of 2006. Employee benefits decreased $144 thousand and $444 thousand for the three and nine months ended September 30, 2007, respectively, compared to the three and nine months ended September 30, 2006. This decrease is primarily a result of a decrease in the employer match in Merchants' 401(k) plan, accompanied by a decrease in pension expense as a result of strong investment returns on pension assets. Other noninterest expenses decreased $51 thousand and increased $251 thousand for the three and nine months ended September 30, 2007, respectively, from the same periods in 2006. Merchants incurred $300 thousand in expenses related to a nonperforming asset during the second quarter of 2007 and experienced a defalcation during the first quarter which was subject to a $100 thousand insurance deductible. Both of these are included in Other noninterest expense. Merchants has not been required to pay an FDIC insurance premium for several years. As a result of the Federal Deposit Insurance Reform Act of 2005 Merchants was required, as of January 1, 2007 to pay an insurance premium equal to five basis points of its assessable deposit base. The Reform Act also allowed eligible institutions to share a one time assessment credit. Merchants' one-time credit was sufficient to cover the entire increased premium for the first nine months of 2007, and is expected to cover the remainder of the year. Additionally, the one-time credit is expected to cover a portion of the 2008 increased premium. Merchants expects its non-interest expense to increase by approximately $200 thousand, net of the credit, during 2008 as a result of this regulatory change.

Balance Sheet Analysis

Merchants has continued to change the overall make up of its balance sheet as it has continued to shift earning assets from investments to the loan portfolio. Loans made up 69% of average earning assets for the third quarter of 2007, compared to 63% of earning assets for the third quarter of 2006. This shift in the make up of the balance sheet carries with it some amount of increased risk, as loans have a higher risk profile than investments, but also have a higher average yield. Average loans for the third quarter of 2007 were $727.16 million, an increase of $67.09 million, or 10.2%, over the average balance for the third quarter of 2006 of $660.07 million. The increase since December 31, 2006 is made up primarily of residential mortgages, commercial and industrial loans and construction loans.

Balances of real estate construction loans increased to $41.01 million at September 30, 2007 from $33.17 million at December 31, 2006. For approximately $23 million of the outstanding construction loans at September 30, 2007 the primary source of repayment will be the sale of residential housing units. Included in this amount is the $6.9 million nonaccrual relationship described previously. Approximately $7 million of the remaining $18 million is attributable to construction of multifamily housing and will be repaid by conversion to term financing and future rental income. The


balance of $11 million will be repaid by equity investments in affordable housing projects, conversion of loans to commercial and industrial or commercial real estate borrowers to term financing and conversion of loans to individual borrowers to conventional mortgage financing.

The following table summarizes the components of Merchants' loan portfolio as of September 30, 2007 and December 31, 2006:

	September 30,	December 31,
(In thousands)	2007	2006

Commercial, financial and agricultural	$89,437	$73,512
Real estate loans - residential	353,934	323,885
Real estate loans - commercial	246,650	250,526
Real estate loans - construction	41,008	33,167
Installment loans	7,398	7,133
All other loans	748	1,060

Total loans	$739,175	$689,283

Merchants' average investment portfolio totaled $303.62 million for the quarter ended September 30, 2007, a decrease of $90.12 million from the quarter ended September 30, 2006 average balance of $393.74 million. Merchants decided during 2006 to discontinue further investments in the portfolio because of the persistent flat to inverted yield curve environment. The yield curve has steepened during 2007 and Merchants began to redeploy funds into the investment portfolio during the third quarter of 2007.

Average deposits for the third quarter of 2007 were $871.97 million compared to $863.10 million for the third quarter of 2006, and $864.97 million for the fourth quarter of 2006. This modest deposit growth is consistent with industry trends, the FDIC reported that nationwide deposits in domestic offices grew 1.0% during the first quarter of this year, and declined by 0.5% for the second quarter of 2007, with growth in interest bearing accounts offset by declines in non-interest bearing accounts. Consistent with industry trends, Merchants' quarterly average deposits have grown by 1.0% when comparing the third quarter of 2007 to the third quarter of 2006, and have grown by 2.2% when comparing year to date averages for 2007 and 2006. At the same time, depositors continue to seek higher yields causing ongoing shifts within product categories. Quarterly average savings, NOW and money market balances have decreased by $33.62 million over the last year while average time deposit balances have increased by $40.38 million over the same time period. During 2007 $44.68 million in deposits have moved off balance sheet toward the Certificate of Deposit Account Registry Service ("CDARS") which has attracted larger dollar relationships looking for both a higher yield and full insurance coverage. The recent announcement of the acquisition of Chittenden Corporation by People's United Financial leaves Merchants as the sole remaining state wide bank headquartered in the state of Vermont, which may provide some opportunity for increased market share.

Merchants' cash management sweep product continues to be successful. This product is priced at an attractive cost of funds when compared to other short-term borrowing alternatives. Balances in this product totaled $80.48 million at September 30, 2007 and are included with "Securities sold under agreements to repurchase and other short-term investments" on the accompanying consolidated balance sheet.

In the ordinary course of business, Merchants makes commitments for possible future extensions of credit. At September 30, 2007, Merchants was obligated to fund $6.06 million of standby letters of credit. No losses are anticipated in connection with these commitments.

Income Taxes

Merchants and its subsidiaries are taxed on income at the federal level by the Internal Revenue Service. The State of Vermont levies franchise taxes on banks based upon average deposit levels in lieu of taxing income. Franchise taxes totaled $222 thousand and $250 thousand for the quarters ended September 30, 2007 and 2006, respectively, and were $733 thousand and $736 thousand for the nine months ended September 30, 2007 and 2006, respectively. Total income tax expense was $778 thousand for the quarter ended September 30, 2007 compared to $785 thousand for the quarter ended September 30, 2006 and was $2.37 million and $2.42 million for the nine months ended September 30, 2007 and 2006, respectively. Merchants recognized favorable tax benefits from federal affordable housing tax credits of $409 thousand for the third quarter of 2007, compared to $413 thousand for the third quarter of 2006, and $1.23 million for the nine months ended September 30, 2007 compared to $1.24 million for the first nine months of 2006. Merchants' statutory tax rate was 35% for all periods. The recognition of affordable housing tax credits is the principal reason for Merchants' effective tax rate of 22.8% for the quarter ended September 30, 2007, and 22.9% for the quarter ended September 30, 2006.

Liquidity and Capital Resources

Merchants' liquidity is monitored by the Asset and Liability Committee (the "ALCO") of Merchants Bank's Board of Directors, based upon Merchants Bank policies. Merchants had $15.50 million in overnight funds sold and other short-term investments at September 30, 2007. Additionally, Merchants has an overnight line of credit with the FHLB of $5 million and an estimated additional borrowing capacity with the FHLB of $131 million. Merchants has $44 million in available federal funds lines of credit at September 30, 2007 and the ability to borrow through the use of repurchase agreements, collateralized by Merchants' investments, with certain approved counterparties. Merchants' investment portfolio, which is managed by the ALCO, totaled $302.73 million at September 30, 2007, of which $123.89 million was pledged. The portfolio is a reliable source of cash flow for Merchants.

In October 2005 Merchants' Board of Directors approved a stock repurchase program, pursuant to which Merchants could repurchase up to 200,000 shares of its common stock from time to time through October 2006. The Board of Directors voted to extend the program through October 2007 at its October 2006 meeting. Merchants has completed the purchase of 200,000 shares of its common stock on the open market under the program, at an average per share price of $23.81, of which 33,289 shares were purchased during 2007. In January 2007, Merchants' Board approved a new program, pursuant to which Merchants may repurchase 200,000 shares of its common stock on the open market from time to time through January 2008. Under the new program 37,141 shares have been purchased at an average price per share of $22.68. Additionally, Merchants purchased 10,000 shares of its stock, not on the open market, at a price of $23.00 per share during the second quarter of 2007, and 43,420 shares, not on the open market, at a price of $23.08 during August 2007.

As of September 30, 2007, Merchants exceeded all applicable regulatory capital requirements. The following table represents the actual capital ratios and capital adequacy requirements for Merchants as of September 30, 2007 and 2006:

			For Capital
	Actual		Adequacy Purposes

(In thousands)	Amount (1)	Percent	Amount	Percent

	As of September 30, 2007
Tier 1 leverage capital	$94,103	8.45%	$44,531	4.00%
Tier 1 risk-based capital	94,103	12.54%	30,026	4.00%
Total risk-based capital	102,127	13.61%	60,051	8.00%

	As of September 30, 2006
Tier 1 leverage capital	$92,376	8.29%	$44,548	4.00%
Tier 1 risk-based capital	92,376	12.51%	29,548	4.00%
Total risk-based capital	99,600	13.48%	59,096	8.00%

(1)	Amounts include $20 million in trust preferred securities issued in December 2004. These hybrid securities qualify as regulatory capital up to certain limits.

Nonperforming Assets and the Allowance

Stringent credit quality is a major strategic focus of Merchants. Merchants cannot assure that problem assets will remain at current levels, particularly in light of current or future economic conditions. The asset balances in this category will be dynamic and subject to change as problem loans are either resolved or moved to nonperforming based upon current developments and the latest available information.

The following table summarizes Merchants' nonperforming assets at the dates indicated:

	September 30,	June 30,	December 31,	September 30,
(In thousands)	2007	2007	2006	2006

Nonaccrual loans	$9,726	$2,969	$2,606	$2,608
Loans past due 90 days or more and
still accruing interest	48	48	--	165
Troubled debt restructurings	160	164	92	94

Total nonperforming loans ("NPL")	$9,934	$3,181	$2,698	$2,867
Other Real Estate Owned ("OREO")	-	-	258	312

Total nonperforming assets ("NPA")	$9,934	$3,181	$2,956	$3,179

Nonperforming loans increased to $9.93 million at September 30, 2007 from $2.70 million at December 31, 2006. The net increase of $6.76 million in nonaccrual loans during the quarter ended September 30, 2007 is primarily attributable to $6.90


million in loans related to a residential construction project. Cost overruns on site work and infrastructure and slow unit sales reflecting the weakening housing market have strained the borrower's ability to fund its share of construction costs and service the loans.

A loan is considered impaired, based on current information and events, if it is probable that Merchants will be unable to collect the scheduled payments of principal or interest when due, according to the contractual terms of the loan agreement. Loans deemed impaired at September 30, 2007 totaled $9.28 million, of which $9.20 million are included as nonaccrual loans in the table above. Impaired loans at September 30, 2007 have increased $6.31 million since June 30, 2007. This increase is primarily attributable to the loans discussed above.

Merchants' management maintains an internal listing that includes all criticized and classified loans. Merchants' management believes that classified loans have well-defined weaknesses which, if left unattended, could lead to collection problems. The oversight process on these loans includes an active risk management approach. A management committee reviews the status of these loans each quarter and determines or confirms the appropriate risk rating and accrual status. The findings of this review process are instrumental in determining the adequacy of the Allowance. Excluded from nonperforming loans are approximately $14.13 million of internally classified loans as of September 30, 2007, compared to $14.07 million as of June 30, 2007 and $5.5 million as of December 31, 2006. Included in internally classified loans at September 30, 2007 are $5.19 million in owner-occupied commercial real estate and commercial loans to a residential home builder. No other internally classified loans are tied to the housing or any other specific industry. Approximately $2.92 million is attributable to commercial borrowers in a variety of industries, $2.31 million to non-owner occupied real estate and $3.70 million to owner-occupied real estate. To date all payments have been made as agreed by these customers and Merchants appears adequately secured. Merchants' management will continue to closely monitor asset quality.

The increase in NPAs and internally classified loans in 2007 is primarily attributable to weakness in residential housing and construction industries.

The following table reflects Merchants' nonperforming asset and coverage ratios as of the dates indicated:

	September 30,	June 30,	December 31,	September 30,
	2007	2007	2006	2006

NPL to total loans	1.34%	0.44%	0.39%	0.42%
NPA to total loans plus OREO	1.34%	0.44%	0.43%	0.47%
NPA to total assets	0.89%	0.29%	0.26%	0.28%
Allowance for loan losses to total loans	1.05%	0.99%	1.00%	1.01%
Allowance to total loans	1.09%	1.03%	1.06%	1.06%
Allowance for loan losses to NPL	78%	226%	256%	239%
Allowance for loan losses to NPA	78%	226%	234%	216%

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

The following table summarizes year-to-date activity in Merchants' Allowance through the dates indicated:

	September 30,	June 30,	December 31,	September 30,
(In thousands)	2007	2007	2006	2006

Balance, beginning of year	$7,281	$7,281	$7,083	$7,083
Charge-offs :
Commercial, lease financing and all other	(170)	(78)	(46)	(38)
Real estate - commercial	(181)	(85)	--	--
Real estate - mortgage	--	--	(13)	--
Installment and other consumer	(20)	(20)	(4)	(3)

Total charge-offs	(371)	(183)	(63)	(41)

Recoveries:
Commercial, lease financing and all other	247	217	236	172
Real estate - commercial	17	17	--	--
Real estate - mortgage	--	--	14	--
Installment and other consumer	--	--	11	11

Total recoveries	264	234	261	183

Net (charge-offs) recoveries	(107)	51	198	142

Provision for credit losses	850	150	--	--

Balance end of period	$8,024	$7,482	$7,281	$7,225

Components:
Allowance for loan losses	$7,726	$7,184	$6,911	$6,858
Reserve for undisbursed lines of credit	298	298	370	367

Allowance for Credit Losses	$8,024	$7,482	$7,281	$7,225

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

The Allowance reflects management's current strategies and efforts to maintain the Allowance at a level adequate to provide for losses based on an evaluation of known and inherent risks in the loan portfolio, as well as the potential risk from unfunded loan commitments and letters of credit. Among the factors that management considers in establishing the level of the Allowance are overall findings from an analysis of individual loans, the overall risk characteristics and size of the loan portfolio, past credit loss history, management's assessment of current economic and real estate market conditions and estimates of the current value of the underlying collateral. A credit loss provision of $700 thousand was recorded during the quarter ended September 30, 2007, primarily as a result of increased nonperforming loans during the quarter. Management considers the balance of the Allowance adequate at September 30, 2007.

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

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

Interest Rate Risk

The ALCO is responsible for evaluating and managing the interest rate risk which arises naturally from imbalances in repricing, maturity and cash flow characteristics of Merchants' assets and liabilities. It is also responsible for ensuring that Merchants Bank's Board of Directors receives accurate information regarding Merchants' interest rate risk position at least quarterly. The ALCO uses an outside consultant to perform rate shocks of Merchants' balance sheet, and to perform a variety of other analyses. The consultant's most recent review was as of August 31, 2007. At that time Merchants' one-year gap position was a $244.89 million liability-sensitive position compared to a $255.16 million liability-sensitive position at the end of 2006.

The consultant ran a base simulation assuming no changes in rates or balance sheet mix at the August 31, 2007 review. Additionally, the consultant modeled 200 basis point rising and falling interest rate scenarios which assume a parallel and pro rata shift of the yield curve over a one-year period and assumed no changes or growth in the balance sheet. In the base case model, which assumes interest rates and Merchants' balance sheet and mix remain similar to those of August 31, 2007, net margins are expected to increase throughout the simulation as assets yields increase more quickly than funding costs. If rates fall, net interest income is projected to increase as a large portion of the funding base reprices to lower rates during the first year; however, this trend is projected to reverse in year two as funding rates stabilize while asset yields continue to fall. If the yield curve should steepen as rates fall, levels of net interest income are projected to be higher than the base model throughout the simulation. If rates rise net interest income is expected to decrease during the first year and a half as funding costs increase more quickly than the asset base. This trend starts to reverse itself during year two as asset yield improvements outpace slowing funding rate increases. Merchants purchased a $30 million interest rate cap during the first quarter of 2007 to help mitigate its exposure to rising short-term interest rates. The cap is recorded on Merchants' balance sheet at fair value with subsequent changes in fair value recorded through earnings each quarter, which will introduce some additional volatility to Merchants' earnings stream.

The change in net interest income for the next twelve months from Merchants' expected or "most likely" forecast at the August 31, 2007 review is shown in the following table. The degree to which this exposure materializes will depend, in part, on Merchants' ability to manage deposit rates as interest rates rise or fall.

Percent Change in
Rate Change	Net Interest Income

Up 200 basis points	(1.7)%
Down 200 basis points	3.1%

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


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

Credit Risk

Merchants Bank's Board of Directors reviews and approves Merchants Bank's loan policy on an annual basis. Among other things, the loan policy establishes restrictions regarding the types of loans that may be granted, and the distribution of loan types within Merchants' portfolio. Merchants Bank's Board of Directors grants each loan officer the authority to originate loans on behalf of Merchants, subject to certain limitations. These authorized lending limits are reviewed at least annually and are based upon the officer's knowledge and experience. Loan requests that exceed an officer's authority require the signature of Merchants' credit division manager, senior loan officer, and/or president. All extensions of credit of $2.5 million or greater to any one borrower or related party are reviewed and approved by the Loan Committee of Merchants Bank's Board of Directors. Merchants' loan portfolio is continuously monitored for performance, creditworthiness and strength of documentation through the use of a variety of management reports and with the assistance of an external loan review firm. Credit ratings are assigned to commercial loans and are routinely reviewed. Loan officers or the loan workout function take remedial actions to assure full and timely payment of loan balances when necessary. Merchants' policy is to discontinue the accrual of interest on loans when scheduled payments become contractually past due 90 or more days and the ultimate collectibility of principal or interest becomes doubtful. Merchants Bank's Credit Policy is updated as needed and changes are presented to the Board for approval.

Item 4. Controls and Procedures

The principal executive officer, principal financial officer, and other members of Merchants' senior management have evaluated Merchants' disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, Merchants' principal executive officer and principal financial officer have concluded that the disclosure controls and procedures effectively ensure that information required to be disclosed in Merchants' filings and submissions with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is accumulated and communicated to Merchants' management (including the principal executive officer and principal financial officer), and is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. In addition, Merchants has reviewed its internal controls over financial reporting and there have been no changes in its internal control over financial reporting during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities by the Issuer

			Total Number of	Maximum Number
	Total		Shares Purchased	of Shares that May
	Number		as Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans or
Period	Purchased	Paid per Share	or Programs	Programs

July 1 through July 31	--	--	--	164,647
August 1 through August 31	45,208	--	1,788	162,859
September 1 through September 30	--	--	--	162,859

Total	45,208	--	1,788	--

In January 2007, Merchants Board approved a stock repurchase program, pursuant to which Merchants may repurchase 200,000 shares of its common stock on the open market from time to time through January 2008. Under the program, which commenced during the quarter ended June 30, 2007, 37,141 shares have been purchased at an average price per share of $22.68. On June 28, 2007, Merchants purchased 10,000 shares of its stock at a price of $23.00 per share, not on the open market. On August 3, 2007, Merchants purchased 43,420 shares of its stock at a price of $23.08 per share, not on the open market. Both of these purchases were made from the Dudley Hale Davis Estate, of which Mr. Jeffrey L. Davis, a director of Merchants, is executor.

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

3.1.2	Certificate of Merger, filed June 5, 1987 (Incorporated by reference to Merchants' Annual Report on Form 10-K for the Year Ended December 31, 2006, filed on March 16, 2007)

3.1.3	Certificate of Amendment, filed May 11, 1988 (Incorporated by reference to Merchants' Annual Report on Form 10-K for the Year Ended December 31, 2006, filed on March 16, 2007)

3.1.4	Certificate of Amendment, filed April 29, 1991 (Incorporated by reference to Merchants' Annual Report on Form 10-K for the Year Ended December 31, 2006, filed on March 16, 2007)

3.1.5	Certificate of Amendment, filed August 29, 2006 (Incorporated by reference to Merchants' Annual Report on Form 10-K for the Year Ended December 31, 2006, filed on March 16, 2007)

3.1.6	Certificate of Amendment, filed August 29, 2006 (Incorporated by reference to Merchants' Annual Report on Form 10-K for the Year Ended December 31, 2006, filed on March 16, 2007)

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

Merchants Bancshares, Inc.

/s/ Michael R. Tuttle

Michael R. Tuttle
President & Chief Executive Officer

/s/ Janet P. Spitler

Janet P. Spitler
Chief Financial Officer & Treasurer

October 29, 2007

Date
