Form 10-K
period 2007-12-31
MERCHANTS BANCSHARES INC
filed 2008-03-13
CIK 726517

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended	December 31, 2007

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number	0-11595

MERCHANTS BANCSHARES, INC.
(Exact name of registrant as specified in its charter)

Delaware	03-0287342
(State or OtherJurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

275 Kennedy Drive, South Burlington, Vermont	05403
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code	(802) 658-3400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.01 per share	NASDAQ

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of class)

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
[ ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
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
[ ] Yes [X] No

The aggregate market value of the registrant's voting common stock held by non-affiliates was $90,663,450 as computed using the per share price, as reported on the NASDAQ, as of market close June 30, 2007.

The number of shares outstanding for each of the registrant's classes of common stock, as of February 29, 2008, is:
Class: Common stock, par value $.01 per share, outstanding: 5,777,306 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement to Shareholders for the Registrant's Annual Meeting of Shareholders to be held on May 6, 2008 are incorporated herein by reference to Part III.

MERCHANTS BANCSHARES, INC. AND SUBSIDIARIES 2007 FORM 10-K ANNUAL REPORT

TABLE OF CONTENTS

Part I			Page Reference

	Item 1 -	Business	4 - 11
	Item 1A -	Risk Factors	11 - 12
	Iterm 1B -	Unresolved Staff Comments	12
	Item 2 -	Properties	12
	Item 3 -	Legal Proceedings	12
	Item 4 -	Submission of Matters to a Vote of Security Holders	12

Part II

	Item 5 -	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	13 - 15
	Item 6 -	Selected Financial Data	15 - 17
	Item 7 -	Management's Discussion and Analysis of Financial Condition and Results of Operations	18 - 36
	Item 7A -	Quantitative and Qualitative Disclosures about Market Risk	36 - 40
	Item 8 -	Financial Statements and Supplementary Data	41 - 70
	Item 9 -	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures	74
	Item 9A -	Controls and Procedures	74
	Item 9B -	Other Information	74

Part III

	Item 10 -	Directors, Executive Officers and Corporate Governance	74
	Item 11 -	Executive Compensation	74
	Item 12 -	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	74
	Item 13 -	Certain Relationships and Related Transactions, and Director Independence	74
	Item 14 -	Principal Accountant Fees and Services	74

Part IV **

	Item 15 -	Exhibits and Financial Statement Schedules	75 - 77
	Signatures		78

*

The information required by Part III is incorporated herein by reference from Merchants' Proxy Statement for the Annual Meeting of Shareholders to be held on May 6, 2008, including specifically the Nominating & Governance Committee report to be included therein.

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
FORWARD-LOOKING STATEMENTS

Except for the historical information contained herein, this Annual Report on Form 10-K of Merchants may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including, without limitation:

(i)	the fact that Merchants' success is generally dependent upon global and national economic conditions, and particularly economic conditions in Vermont and Vermont's ability to attract new business;

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

(iv)

the fact that at December 31, 2007, approximately 50.1% of Merchants' loan portfolio was comprised of commercial, commercial real estate and construction loans with some relationships exceeding ten million dollars, exposing Merchants to the risks inherent in financings based upon analyses of credit risk, the value of underlying collateral, including real estate, and other more intangible factors, which are considered in making commercial loans;

(v)

the fact that if real estate values in Merchants' market decline or become stagnant, business could be adversely affected. At December 31, 2007, approximately 86.2% of Merchants' loan portfolio was comprised of residential and commercial real estate and construction loans, exposing Merchants to the risks inherent in financings based upon analyses of credit risk and the value of underlying collateral. Some areas of the United States have recently experienced decline or stagnation in real estate prices, and significant decline in real estate construction and housing starts. These trends could ultimately impact the value and liquidity of the real estate or other collateral securing Merchants' loans. Merchants' profitability may be negatively impacted by errors in risk analyses, by loan defaults, and the ability of certain borrowers to repay such loans may be adversely affected by any downturn in general economic conditions;

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

(x)	the fact that Merchants actively evaluates acquisition and other expansion opportunities and strategies, the implementation of which could affect Merchants' financial performance.


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

Merchants Bank was organized in 1849 and assumed a national bank charter in 1865, becoming The Merchants National Bank of Burlington, Vermont. On September 6, 1974, The Merchants National Bank of Burlington converted its national charter to a Vermont state commercial bank charter, adopting its current name, Merchants Bank. As used herein the term "Merchants" shall mean Merchants Bancshares, Inc. and its subsidiaries unless otherwise noted or the context otherwise requires. As of December 31, 2007, Merchants operated one of the largest commercial banking operations in Vermont, with deposits totaling $867 million, gross loans of $732 million, and total assets of $1.17 billion.

Merchants Trust Company, a wholly owned subsidiary of Merchants Bank, is a Vermont corporation chartered in 1870 for the purpose of offering fiduciary services including trust management and administration, investment management and estate settlement services. As of December 31, 2007, Merchants Trust Company had fiduciary responsibility for assets having a market value in excess of $410 million, of which more than $349 million constituted managed assets. Total revenue of Merchants Trust Company for 2007 was $1.96 million and total expenses were $1.56 million.

Merchants Properties, Inc., a wholly owned subsidiary of Merchants Bancshares, Inc. was organized for the purpose of developing and owning affordable rental housing units throughout the state of Vermont. Merchants Properties, Inc. owned one development located in Enosburg, Vermont, consisting of a 24-unit low-income family rental housing project. This housing project was sold in December 2007. Total assets of Merchants Properties, Inc. at the time of the sale were approximately $935 thousand.

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

RETAIL SERVICES

Merchants' products are designed to provide high value within a defined range of offerings. Individual categories are anchored by lead products that are attractively packaged and easy for Merchants' staff to deliver. Merchants has consciously focused on business lines that are supportable at the most competitive standard. The business lines it has chosen are robust, with employees proficient in selling and servicing all programs. Merchants' believes that its customers appreciate the value that is offered via well defined product features and services that function in a straightforward, effective manner. That formula, in combination with highly motivated and well-trained front line professionals, provides the company with a competitive strength in its markets.


Merchants' retail deposit products include interest bearing and non-interest bearing checking accounts, money market accounts, club accounts, health savings accounts, and short-term and long-term certificates of deposit including a popular flexible CD instrument. Merchants also offers customary check collection services, wire transfers, safe deposit box rentals, and automated teller machine ("ATM") and debit cards. Credit programs include secured and unsecured installment lending, home equity lines of credit, home mortgages, and credit cards (in partnership with a third party).

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

Merchants introduced its new Cash Rewards Checking account in early 2008. The account has a cash back reward feature that pays customers 1% of all point of sale purchases. The account pays interest and is free of service charges as long as customers maintain minimum average balances.

Merchants' primary retail deposit savings product is its money market account. The money market account pays interest at tiered levels beginning with the first dollar in the account, and fees are charged only under certain limited circumstances. Merchants' rates on this product remained competitive during the last year, but were not at the top of the market. New account activity rose slightly during 2007, with average individual account balances dropping. The low minimum balance to open this account combined with the minimum average balance threshold to avoid monthly service charges makes this an attractive savings vehicle.

Merchants' flexible certificate of deposit allows multiple deposits and penalty free withdrawals within regulatory guidelines. It is an attractive alternative for customers who wish to retain some of the liquidity features of a money market or savings account while receiving a higher yield than what is offered by those accounts.

Merchants offers ATF to cover overdrafts, electronic funds transfer to automate transfers between accounts, and an automated telephone banking system. Merchants offers a free online banking service, as well as a free bill payment service delivered via the Internet, which has proven to be a widely used feature.

Each of Merchants' 36 full-service banking offices is led by a branch president who has responsibility for the full range of retail and small business credit services. Merchants' semi-autonomous branch system is core to its strategy of providing one-stop shopping to its customers. Currently most customer inquiries can be handled at any branch location. The branch serves as both a sales and a delivery channel. Branch personnel can explain various deposit options and open new accounts online via internal systems. Additionally, qualified branch staff have the ability to take loan applications, approve loans within defined approval limits, and to close consumer, mortgage and small business loans. Merchants also operates 44 ATMs throughout Vermont, and maintains a customer call center with expanded hours of operation. Customer calls are answered by well-trained employees operating from Merchants' Service Center in South Burlington. There is no automated attendant for distributing customer inquiries via menu options.

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

COMMERCIAL SERVICES

Merchants' corporate sales staff services the majority of the commercial customers, which are primarily larger operating companies, real estate investors and developers. Nine corporate banking officers and ten corporate banking administrators provide commercial credit, deposit and cash management services throughout Vermont to customers requiring business credit above the prescribed authorities of the branch presidents. Branch presidents are trained for small business loan origination and to serve deposit and cash management needs of small businesses.

Financing is available for business inventory, accounts receivable, fixed assets, real estate, working capital, and community development. Merchants offers installment loans, credits lines, time loans, construction loans, irrevocable letters of credit, U.S. Small Business Administration guaranteed loans and USDA guaranteed loans. Merchants has increased the emphasis placed on small business loans originated in its branches.

Merchants offers a package of business banking services including a low cost business checking account, a money market account, and a streamlined overdraft protection line of credit application. Merchants' philosophy of simplifying product offerings and minimizing fees has been applied to this program. Consistent with Merchants' goal of promoting electronic transactions, this package also provides Internet banking, bill payment, a debit card and electronic payment options. Branch presidents are trained to offer this service leading with the introduction of small business deposit options and the value of utilizing the efficient transaction accounts.

Merchants offers a variety of commercial checking accounts. Commercial checking uses an earnings credit rate to help offset service charges. In early 2007 business checking was enhanced by eliminating the monthly fee and offering up to 500 free items per month, making it a low cost checking account that is appropriate for all but high volume commercial deposit customers. Merchants offers a business money market account as the savings vehicle for businesses. Merchants' business money market account pays interest at tiered levels beginning with the first dollar in the account. Commercial customers can use a money market account as overdraft coverage for a checking account.

Merchants' cash management services include investment sweep, line of credit sweep, multiple sweep, and funds concentration. Merchants offers an overnight cash management sweep program. Balances are swept to an overnight repurchase agreement structure which allows Merchants to retain those cash balances. The repurchase agreements were a favorable funding source for Merchants in 2007.

Merchants also offers remote deposit capture. This service enables commercial customers to deposit checks electronically into Merchants' checking accounts from their business location.

Merchants offers commercial online banking, a commercial banking and bill payment service delivered via the Internet. This service allows businesses to view their account histories, print statements, view check images, order stop payments, transfer between accounts, transmit ACH batches, and order wire transfers. Other miscellaneous commercial banking services include lock box services, night depository, coin and currency handling, and balance reporting services.

COMPETITION

Merchants' competitive landscape continued to change during 2007. At the beginning of 2007 there were 17 financial institutions headquartered in the State of Vermont. Between the second quarter of 2007 and the beginning of 2008 five of those financial institutions were sold. Four of the financial institutions were sold to banks headquartered outside of the state, two of the four are now part of a New Hampshire company, one is part of a Massachusetts company and one is part of a Connecticut company. None of the sales immediately resulted in any office closures or reduction in competition. The most noticeable impact was concentrated in management and product changes.

Like most financial institutions in America, Merchants competes with an ever-increasing array of financial service providers. As the national economy moves further toward a concentration of financial service companies, competitive pressures mount. Merchants competes in Vermont for deposit and loan business with numerous other commercial and savings banks, savings and loan associations, credit unions, and other non-bank financial providers. As of De-


cember 31, 2007, there were more than 20 state and national banking institutions operating in Vermont. As a bank holding company and state-chartered commercial bank, Merchants is subject to extensive regulation and supervision, including, in many cases, regulation that limits the type and scope of its activities. The non-bank financial service providers that compete with Merchants may be subject to less restrictive regulation and supervision. Competition from nationally chartered banks, as well as local institutions, continues to be aggressive.

Merchants expects to see continued competitive pressure on its franchise. Merchants is the only state-wide independent bank headquartered in the state of Vermont. Assertive direct marketing of core financial products continues to result in increased market share, even in mature market areas. Several smaller community banks and credit unions have continued their commitment to increase their footprints in Merchants' markets. In a state that already has one of the nation's highest branch-to-population ratios it is necessary to have a very competitive product offering and exceptional service levels in order to compete effectively.

The fact that Merchants is a locally managed, independent bank contributed significantly to the growth in commercial loans during 2007. Several customers cited the local management and decision-making as important considerations when choosing a bank. The fact that several national or regional competitors operate as branches of a much larger company influenced some portion of the market that wanted to bank locally. This differentiation may become heightened with the sale of several independent companies in the past twelve months.

From a retail product standpoint, Merchants has seen a significant change in its competitive landscape in the past few years. When Merchants' free checking product was introduced there was only one other competitor with a similar product offering. Since that time all of Merchants' largest competitors have introduced free checking products. Merchants continues to see free checking as the major driver in its new household penetration, but believes the proliferation of competitive offerings available has significantly impacted the rate of growth. Merchants will need to continue adapting existing products and developing new offerings to remain competitive.

No material part of Merchants' business is dependent upon one, or a few, customers, or upon a particular industry segment, the loss of which would have a material adverse impact on the operations of Merchants.

NUMBER OF EMPLOYEES

As of December 31, 2007, Merchants Bancshares, Inc. had three officers: Michael R. Tuttle, President and Chief Executive Officer; Janet P. Spitler, Chief Financial Officer and Treasurer; and Lisa Razo, Secretary. As of December 31, 2007, Merchants Bank employed 259 full-time and 45 part-time employees and Merchants Trust Company employed 11 full-time employees, representing a combined full time equivalent complement of 296 employees. Merchants Bank and Merchants Trust Company maintain comprehensive employee benefits programs for employees, which provide major medical insurance, hospitalization, dental insurance, long-term and short-term disability insurance, life insurance and a 401(k) Plan. Merchants Bank believes that relations with its employees are good.

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

Financial Services Modernization

The Gramm-Leach-Bliley Act ("Gramm-Leach"), which significantly altered banking laws in the United States, was signed into law in 1999. Gramm-Leach enabled combinations among banks, securities firms and insurance companies beginning in 2000. As a result of Gramm-Leach, many of the depression-era laws which restricted these affilia-


tions and other activities which may be engaged in by banks and bank holding companies were repealed. Under Gramm-Leach bank holding companies are permitted to offer their customers virtually any type of service that is financial in nature or incidental thereto, including banking, securities underwriting, insurance (both underwriting and agency), and merchant banking.

In order to engage in these new financial activities a bank holding company must qualify and register with the Federal Reserve Board as a "financial holding company" by demonstrating that each of its bank subsidiaries is "well capitalized", "well managed," and has at least a "satisfactory" rating under the Community Reinvestment Act of 1977 ("CRA").

These new financial activities authorized by Gramm-Leach may also be engaged in by a "financial subsidiary" of a national or state bank, except for insurance or annuity underwriting, insurance company portfolio investments, real estate investment and development, and merchant banking, which must be conducted in a financial holding company. In order for the new financial activities to be engaged in by a financial subsidiary of a national or state bank, Gramm-Leach requires the parent bank (and its sister-bank affiliates) to be "well capitalized" and "well managed"; the aggregate consolidated assets of all of that bank's financial subsidiaries may not exceed the lesser of 45% of its consolidated total assets or $50 billion; the bank must have at least a "satisfactory" CRA rating; and, if that bank is one of the 100 largest national banks, it must meet certain financial rating or other comparable requirements. Gramm-Leach establishes a system of functional regulation, under which the federal banking agencies will regulate the banking activities of financial holding companies and banks' financial subsidiaries, the U.S. Securities and Exchange Commission (the "SEC") will regulate their securities activities and state insurance regulators will regulate their insurance activities. Gramm-Leach also provides new protections against the transfer and use by financial institutions of consumers' non-public, personal information.

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


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

Capital Adequacy and Safety and Soundness

Capital Guidelines. Under the uniform capital guidelines adopted by the Federal banking agencies, in order to be "well capitalized" a financial institution must have a minimum ratio of total capital to risk-adjusted assets of ten percent (including certain off-balance sheet items, such as standby letters of credit), a minimum ratio of Tier 1 capital to total risk-based assets of six percent (comprised of common equity, retained earnings, minority interests in the equity accounts of consolidated subsidiaries and a limited amount of noncumulative perpetual preferred stock, less deductible intangibles), and a minimum leverage ratio of five percent (Tier 1 capital to average quarterly assets, net of goodwill). As of December 31, 2007, Merchants and Merchants Bank were "well capitalized" under the uniform capital guidelines.

Under Federal banking laws, failure to meet the minimum regulatory capital requirements could subject a banking institution to a variety of enforcement remedies available to federal regulatory authorities, including the termination of deposit insurance by the FDIC and seizure of the institution.

Prompt Corrective Action. The Federal Deposit Insurance Corporation Improvement Act of 1991 (as amended) (the "FDICIA") provides the Federal banking agencies with broad powers to take prompt corrective action to resolve problems of insured depository institutions, depending upon a particular institution's level of capital. The FDICIA establishes five tiers of capital measurement for regulatory purposes ranging from "well capitalized" to "critically undercapitalized." A depository institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position under certain circumstances. As of December 31, 2007, Merchants Bank was classified as "well capitalized" under the applicable prompt corrective action regulations.

Under the FDICIA a depository institution that is "well capitalized" may accept brokered deposits. A depository institution that is adequately capitalized may accept brokered deposits only if it obtains the approval of the FDIC, and may not offer interest rates on deposits "significantly higher" than the prevailing rate in its market. An "undercapitalized" depository institution may not accept brokered deposits. Merchants had no brokered deposits at December 31, 2007.

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


rating, the risk assessment is based on certain measurements of its financial condition and its supervisory ratings. Assessment rates set by the FDIC effective January 1, 2007 will range from 5 to 43 basis points. The reform legislation also provided a credit to insured institutions based on the amount of their insured deposits at year-end 1996 which will offset the premiums assessed. Merchants Bank's credit of $693 thousand offset its 2007 deposit insurance assessment and will offset a portion of its 2008 assessment, based upon an anticipated rate of 5 basis points.

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


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

Available Information

Merchants files annual, quarterly, and current reports, proxy statements, and other documents with the SEC under the Exchange Act. The public may read and copy any materials that Merchants has filed with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Room 2521, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers, including Merchants, that file electronically with the SEC. The public can obtain any documents that Merchants has filed with the SEC at the SEC website (sec.gov).

Merchants also makes available free of charge on or through its Internet website (mbvt.com) its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act, as soon as reasonably practicable after Merchants electronically files such materials with or furnishes them to the SEC. Merchants also makes all filed insider transactions available through its website free of charge. In addition, Merchants' Audit Committee and Nominating and Governance Committee Charters as well as its Code of Ethics Policy for Senior Financial Officers are available free of charge on its website.

ITEM 1A - RISK FACTORS

Merchants has identified the following risk factors that may affect its performance and results of operations:

(i) the fact that Merchants' success is dependent upon general economic conditions in Vermont and Vermont's ability to attract new business, as well as global and national economic conditions;

(ii)

the fact that Merchants' earnings depend to a great extent upon the level of Merchants' net interest income (the difference between interest income earned on loans and investments and the interest expense paid on deposits and other borrowings) generated by Merchants and thus Merchants' results of operations may be adversely affected by increases or decreases in interest rates or by the shape of the yield curve;

(iii)

the fact that the banking business is highly competitive and the profitability of Merchants depends upon Merchants' ability to attract loans and deposits in Vermont, where Merchants competes with a variety of traditional banking and nontraditional institutions such as credit unions and finance companies;

(iv)

the fact that at December 31, 2007, approximately 50.1% of Merchants' loan portfolio was comprised of commercial, commercial real estate and construction loans with some relationships exceeding ten million dollars, exposing Merchants to the risks inherent in financings based upon analyses of credit risk, the value of underlying collateral, including real estate, and other more intangible factors, which are considered in making commercial loans;

(v)

the fact that if real estate values in Merchants' market decline or become stagnant, business could be adversely affected. At December 31, 2007, approximately 86.2% of Merchants' loan portfolio was comprised of residential and commercial real estate and construction loans, exposing Merchants to the risks inherent in financings based upon analyses of credit risk and the value of underlying collateral. Real estate prices in some parts of the country have recently become stagnant or declined and there has been a significant decline in real estate construction and housing starts. These trends could ultimately impact the value and liquidity of the real estate or other collateral securing Merchants' loans. Merchants' profitability may be negatively impacted by errors in risk analyses, by loan defaults, and the ability of certain borrowers to repay such loans may be adversely affected by any downturn in general economic conditions;

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

ITEM 2 - PROPERTIES

As of December 31, 2007, Merchants operated 36 full-service banking offices, and 44 ATMs throughout the state of Vermont. Merchants' headquarters are located in Merchants' service center at 275 Kennedy Drive, South Burlington, Vermont, which also houses Merchants' operations and administrative offices and Merchants Trust Company.

Merchants leases certain premises from third parties under current market terms and conditions. The offices of all subsidiaries are in good physical condition with modern equipment and facilities considered adequate to meet the banking needs of customers in the communities served. Additional information relating to Merchants' properties is set forth in Note 4 to the consolidated financial statements included in Item 8 of this 2007 Annual Report on Form 10-K.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of calendar year 2007 no matters were submitted to a vote of Merchants' security holders through a solicitation of proxies or otherwise.

PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS
AND ISSUER PURCHASES OF EQUITY SECURITIES

The common stock of Merchants is traded on the NASDAQ National Stock Market under the trading symbol MBVT. Quarterly stock prices and dividends per share paid for each quarterly period during the last two years were as follows:

Dividends
Quarter Ended	High	Low	Paid

December 31, 2007	$24.00	$20.82	$0.28
September 30, 2007	24.55	22.59	0.28
June 30, 2007	24.40	22.10	0.28
March 31, 2007	23.95	22.16	0.28
December 31, 2006	24.00	19.95	0.28
September 30, 2006	24.92	23.35	0.28
June 30, 2006	24.55	23.45	0.28
March 31, 2006	25.11	23.35	0.28

High and low stock prices are based upon quotations as provided by the National Association of Securities Dealers, Inc. Prices of transactions between private parties may vary from the ranges quoted above.

Performance Graph

The line-graph presentation below compares cumulative five-year shareholder returns with the NASDAQ Banks and the Russell 2000 Index. The comparison assumes the investment, on 12/31/2002, of $100 in Merchants' common stock and each of the foregoing indices and reinvestment of all dividends.

Company/Index/Market	2002	2003	2004	2005	2006	2007

Merchants	100.00	140.72	161.81	139.61	139.48	150.12
NASDAQ Banks	100.00	129.93	144.21	137.97	153.15	119.35
Russell 2000 Index	100.00	147.25	174.24	182.18	215.64	212.26


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

Securities Authorized for Issuance under Equity Compensation Plans

Merchants maintained two equity compensation plans: the Deferred Compensation Plan for Non-Employee Directors (the "deferred compensation plan") and the Long Term Incentive/Stock Option Plan (the "stock option plan"). Each of these plans was approved by Merchants' stockholders, both plans expired in May 2007 and new plans will be presented to Merchants' shareholders for their approval in May 2008. The following table includes information as of December 31, 2007 about these plans which provide for the issuance of common stock in connection with the exercise of stock options and other share-based awards.

Period	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column)

Equity Compensation Plans Approved by Security Holders	129,475 (a)	$19.25 (b)	--

Equity Compensation Plans Not Approved by Security Holders	--	--	--

Total	129,475	$19.25

(a)	This number does not include an aggregate of 325,789 shares then outstanding under the deferred compensation plan.
(b)	This price reflects the weighted-average exercise price of outstanding stock options.

Purchases of Issuer Equity Securities by the Issuer
The following table provides information with respect to purchases Merchants made of its common stock during the three months ended December 31, 2007:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

October 1 - 31, 2007	--	$ --	--	162,859
November 1 - 30, 2007	9,520	$22.68	9,096	153,763
December 1 - 31, 2007	14,861	$23.65	12,881	140,882

Total	24,381	$23.27	21,977

In January 2007 Merchants' Board of Directors (the "Board") approved a stock repurchase program, pursuant to which Merchants may repurchase 200,000 shares of its stock from time to time through January 2008. The Board extended the program through January 2009 at its January 2008 meeting. Through December 31, 2007, Merchants purchased 59,118 shares of its common stock on the open market under the program at an average per share price of $22.89. Through December 31, 2007, Merchants purchased 58,833 shares of its own stock outside of the program with certain shareholders at an average per share price of $23.10. Included in these purchases were two purchases made from the Dudley Hale Davis Estate, of which Mr. Jeffrey L. Davis, a director of Merchants, is executor. On June 28, 2007, Merchants purchased 10,000 shares from the estate and on August 3, 2007, Merchants purchased 43,420 shares from the estate.


As of January 31, 2007, Merchants had 907 registered shareholders. Merchants declared and distributed dividends totaling $1.12 per share during 2007. In January 2008 Merchants declared a dividend of $0.28 per share, which was paid on February 14, 2008, to shareholders of record as of January 31, 2008. Future dividends will depend upon the financial condition and earnings of Merchants and its subsidiaries, its need for funds and other factors, including applicable government regulations.

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

The following information should be analyzed in conjunction with Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations and with the audited consolidated financial statements included in Item 8 of this 2007 Annual Report on Form 10-K.

Merchants Bancshares, Inc.
Five Year Summary of Financial Data

	At or For the Years Ended December 31,
(In thousands except per share data)	2007	2006	2005	2004	2003

Results for the Year
Interest and Dividend Income	$64,599	$61,997	$53,809	$47,432	$45,561
Interest Expense	26,386	23,289	13,874	7,876	7,933

Net Interest Income	38,213	38,708	39,935	39,556	37,628
Provision for Loan Losses	1,150	--	--	--	--

Net Interest Income after Provision for Loan Losses	37,063	38,708	39,935	39,556	37,628

Noninterest Income	9,344	8,188	7,800	7,623	8,229
Noninterest Expense	32,288	32,724	32,082	31,175	29,893

Income before Income Taxes	14,119	14,172	15,653	16,004	15,964
Provision for Income Taxes	3,261	3,301	3,751	4,071	4,372

Net Income	$10,858	$10,871	$11,902	$11,933	$11,592

Share Data

Basic Earnings per Common Share	$1.77	$1.73	$1.88	$1.91	$1.87
Diluted Earnings per Common Share	$1.76	$1.73	$1.87	$1.90	$1.86
Cash Dividends Declared per Common Share	$1.12	$1.12	$1.08	$5.58	$1.04
Weighted Average Common Shares Outstanding (1)	6,148,494	6,275,709	6,318,524	6,225,417	6,183,919
Period End Common Shares Outstanding (2)	6,096,737	6,196,328	6,290,889	6,243,710	6,196,053
Year-end Book Value	$13.05	$11.87	$11.11	$10.91	$14.55
Year-end Book Value (2)	$12.35	$11.25	$10.55	$10.44	$13.93

Key Performance Ratios

Return on Average Shareholders' Equity	15.37%	16.24%	18.26%	13.81%	13.75%
Return on Average Assets	0.96%	0.98%	1.13%	1.17%	1.28%
Tier 1 Leverage Ratio	8.14%	8.24%	8.54%	8.09%	8.70%
Allowance for Loan Loss to Total Loans at Year-end (3)	1.09%	1.00%	1.17%	1.29%	1.40%
Nonperforming Loans as a Percentage of Total Loans	1.26%	0.39%	0.39%	0.57%	0.39%
Net Interest Margin	3.56%	3.69%	4.03%	4.15%	4.43%

Average Balances

Total Assets	$1,131,588	$1,110,701	$1,053,861	$1,016,618	$905,098
Earning Assets	1,075,367	1,050,123	990,495	954,428	849,366
Loans	713,119	648,713	589,408	581,259	536,095
Investments	325,860	394,611	400,268	372,005	304,748
Total Deposits	873,674	857,022	843,952	822,828	781,927
Shareholders' Equity	70,661	66,959	65,179	86,396	84,332

At Year-End

Total Assets	$1,170,743	$1,136,958	$1,075,236	$1,032,405	$969,902
Gross Loans	731,508	689,283	605,926	584,332	568,997
Allowance for Loan Losses (3)	8,002	6,911	7,083	7,512	7,954
Investments	365,590	339,573	390,460	376,547	340,337
Deposits	867,437	877,352	854,576	834,164	808,083
Shareholders' Equity	75,307	69,697	66,397	65,184	86,313

(1)

Weighted average common shares outstanding includes an average of 319,357; 313,079; 309,268; 261,275 and 255,982 shares held in Rabbi Trusts for deferred compensation plans for directors for 2007, 2006, 2005, 2004, and 2003, respectively.

(2)

Period end common shares outstanding and this book value includes 325,789; 323,038; 314,602; 270,015 and 264,330 shares held in Rabbi Trusts for deferred compensation plans for directors for 2007, 2006, 2005, 2004, and 2003, respectively.

(3)	Effective March 31, 2006 Merchants transferred the portion of the allowance for loan losses related to undisbursed lines of credit to other liabilities.

Merchants Bancshares, Inc.
Summary of Quarterly Financial Information
(Unaudited)

(In thousands except per share data)	2007					2006

	Q4	Q3	Q2	Q1	Year	Q4	Q3	Q2	Q1	Year

Interest and Dividend Income	$16,564	$15,984	$15,991	$16,060	$64,599	$16,246	$15,937	$15,279	$14,535	$61,997
Interest Expense	6,936	6,482	6,423	6,545	26,386	6,485	6,075	5,823	4,906	23,289

Net Interest Income	9,628	9,502	9,568	9,515	38,213	9,761	9,862	9,456	9,629	38,708
Provision for Loan Losses	300	700	150	--	1,150	--	--	--	--	--
Noninterest Income	2,629	2,324	2,340	2,051	9,344	2,111	1,702	2,218	2,023	8,054
Noninterest Expense	8,148	7,719	8,241	8,180	32,288	8,157	8,133	8,201	8,099	32,590

Income before Income Taxes	3,809	3,407	3,517	3,386	14,119	3,715	3,431	3,473	3,553	14,172
Provision for Income Taxes	893	778	821	769	3,261	883	785	802	831	3,301

Net Income	$ 2,916	$ 2,629	$ 2,696	$ 2,617	$10,858	$ 2,832	$ 2,646	$ 2,671	$ 2,722	$10,871

Basic Earnings Per Share	$ 0.48	$ 0.43	$ 0.44	$ 0.42	$ 1.77	$ 0.45	$ 0.42	$ 0.42	$ 0.43	$ 1.73
Diluted Earnings Per Share	0.48	0.43	0.44	0.42	1.76	0.45	0.42	0.42	0.43	1.73

Cash Dividends Declared and Paid Per Share	$ 0.28	$ 0.28	$ 0.28	$ 0.28	$ 1.12	$ 0.28	$ 0.28	$ 0.28	$ 0.28	$ 1.12

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

Income Taxes: Merchants estimates its income taxes for each period for which a statement of income is presented. This involves estimating Merchants' actual current tax exposure, as well as assessing temporary differences resulting from differing timing of recognition of expenses, income and tax credits, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in Merchants consolidated balance sheets. Merchants must also assess the likelihood that any deferred tax assets will be recovered from future taxable income and, to the extent that recovery is not likely, a valuation allowance must be established. Significant management judgment is required in determining income tax expense, and deferred tax assets and liabilities. As of December 31, 2007 Merchants determined that no valuation allowance for deferred tax assets was necessary.

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

GENERAL

The following discussion and analysis of financial condition and results of operations of Merchants and its subsidiaries for the three years ended December 31, 2007 should be read in conjunction with the Consolidated Financial Statements and Notes thereto and selected statistical information appearing elsewhere in this Form 10-K. The information about asset yields, interest rate spreads and net interest margins is discussed on a fully taxable equivalent basis. The financial condition and results of operations Merchants essentially reflect the operations of its principal subsidiary, Merchants Bank. Certain statements contained in this section constitute "Forward-Looking Statements" and are subject to certain risks and uncertainties described in this 10-K under the heading "Forward-Looking Statements".

RESULTS OF OPERATIONS

Merchants realized net income of $10.86 million, $10.87 million and $11.90 million for the years ended December 31, 2007, 2006 and 2005, respectively. Basic earnings per share were $1.77, $1.73 and $1.88 and diluted earnings per share were $1.76, $1.73 and $1.87 for the years ended December 31, 2007, 2006 and 2005, respectively. Merchants declared and distributed total dividends of $1.12, $1.12 and $1.08 per share during 2007, 2006 and 2005, respectively. In January 2008, Merchants declared a dividend of $0.28 per share, which was paid on February 14, 2008, to shareholders of record as of January 31, 2008.

Net income as a percentage of average equity capital was 15.37%, 16.24% and 18.26% for 2007, 2006 and 2005, respectively. Net income as a percentage of average assets was 0.96%, 0.98% and 1.13% in 2007, 2006 and 2005, respectively.

Net Interest Income

2007 compared with 2006

Net interest income on a taxable equivalent basis was $38.28 million for 2007, a decrease of $457 thousand from 2006. Merchants' net interest margin has continued to come under pressure during 2007, and decreased 13 basis points to 3.56% from 3.69% during 2007. Rates across the yield curve stayed fairly consistent for the first half of the year, and started moving down as the Federal Reserve Board began easing in August. The two year treasury rate dropped 175 basis points during 2007, while the 10-year dropped 64 basis points, resulting in a spread between the two-year and the ten-year of 99 basis points at year-end compared to a 12 basis point inversion at the beginning of the year. Merchants took advantage of the yield curve steepening to add some leverage to the balance sheet during the fourth quarter. As shown in the following table, total average earning assets increased $25.24 million to $1.08 billion for 2007 compared to 2006, and the rate earned on those assets increased 10 basis points to 6.01% for the same time period. Although the rate earned on Merchants' loan portfolio dropped six basis points during 2007 the continued shift in Merchants' asset mix toward higher yielding loans combined with increases in the average yield earned on the investment portfolio helped to stem further compression on the asset side of the balance sheet. Decreases in average rates earned on loans were a result of both an overall lower interest rate environment for the second half of the year and increases in nonperforming loans. The variable rate portion of the total of Merchants' commercial, commercial construction and commercial mortgage portfolio continued to decrease during 2007, and stood at 36% at year end 2007, compared to 45% at December 31, 2006. This decrease should help to temporarily mitigate recent interest rate decreases. However, the $136 million variable rate portion of Merchants' commercial, commercial construction and commercial real estate portfolios will reprice in conjunction with moves in the federal funds rate. Additionally, customers with fixed rate loans may choose to refinance and lower their rate.

The average rate earned on Merchants' investment portfolio increased by 13 basis points during 2007. Merchants was able to replace the amortization of lower yielding bonds at a higher interest rate by extending slightly further out on the yield curve. Merchants' average short term investment position increased $29.59 million to $36.39 million from $6.80 million, the average rate earned on the short term portfolio dropped four basis points to 5.17% from 5.21% as a result of decreases in short term interest rates in the second half of the year. Merchants' year end short-term investment position decreased $21.90 million as these funds were redeployed into the investment portfolio.

Merchants' cost of funds increased 29 basis points when comparing 2007 to 2006. Merchants experienced continued migration to its time categories from its transaction categories during the year. Average time deposits for 2007 were $47.86 million higher than for 2006, while average Savings, NOW and Money Market accounts were $33.01 million lower for the same time period. The cost of transaction accounts was essentially unchanged from 2006 to 2007, while the cost of time deposits increased 63 basis points. Merchants raised rates on time deposits during the first three quarters of the year to be competitive in the local marketplace. These rates have started to moderate as short-term interest rates have moved down during the last two quarters. The annual average cost of Merchants' non-deposit funding sources decreased nine basis points to 4.67% from 4.76% during the year. This entire decrease came in the second half of the year, the average cost of these funds was flat for the first two quarters of 2007, and then dropped five basis points during the third quarter and 23 basis points during the fourth quarter.

2006 compared with 2005

Merchants' net interest income on a taxable equivalent basis for 2006 was $38.74 million, a decrease of $1.22 million from net interest income for 2005 of $39.96 million. Merchants experienced decreases in its net interest margin as the spread between the yield on interest earning assets and the cost of interest bearing liabilities continued to shrink. Merchants' margin compression was reflective of the sustained flat to inverted yield curve environment during the 15-18 months leading up to December 2006. During 2006 the federal funds rate increased by 100 basis points, while the ten-year Treasury increased by 34 basis points. The net interest margin for 2006 was 3.69%, compared to 4.03% for 2005. The average rate paid on Merchants' interest bearing liabilities increased 93 basis points to 2.54% for 2006, from 1.61% for 2005. Merchants' non-deposit funding sources experienced the largest rate increase during 2006, increasing 117 basis points to 4.76% for 2006 from 3.59% for 2005. The average rate paid on interest bearing deposits increased 75 basis points to 1.99% for 2006 from 1.24% for 2005. At the same time the average rate earned on Merchants' interest earning assets increased by 47 basis points to 5.91% for 2006, compared to 5.44% for 2005. The average rate earned on the loan portfolio increased 48 basis points to 6.70% from 6.22%, and the average rate earned on the investment portfolio increased 32 basis points to 4.61% from 4.29%. Although asset yields continued to rise in response to higher short-term market rates, funding costs increased further due to deposit pricing pressure and higher cost borrowings.

As shown in the following table, Merchants was able to compensate for some of the margin compression through overall balance sheet growth, as well as a shift in the make up of the bank's asset mix. Average interest earning assets increased by $59.63 million during 2006, while most of the growth occurred in the loan portfolio; average loans for 2006 grew by $59.30 million to $648.71 million from $589.41 million. Merchants made the decision, in mid-2006, to discontinue further investment in its securities portfolio; Merchants sold $23 million in securities during the fourth quarter. As a result, the average investment portfolio for 2006 decreased by $5.66 million to $394.61 million from $400.27 million for 2005. The benefit of the shift from investments to loans was mitigated by the continued migration in the loan portfolio toward fixed rate from variable rate loans during the year. At December 31, 2006 the variable rate portion of the commercial and commercial mortgage portfolio had decreased to 42% from 62% at year-end 2005, impacting Merchants' ability to take advantage of rising short-term rates during 2006. Additionally, of the $82.72 million of Merchants' capped commercial loans and capped commercial mortgages, $51.65 million reached their caps. Average interest bearing deposits grew $10.93 million during 2006. Following national trends, balances continued to shift from lower cost money market and other transaction accounts to time deposits. Time deposits at December 31, 2006 made up 36% of total deposits compared to 29% of total deposits at December 31, 2005. Merchants' deposit growth during 2006 was concentrated in its short-term CD specials, which have an average cost at year end of approximately 4.67%. Merchants faced aggressive competition from other banks in the marketplace to raise rates on deposits, particularly in the time deposit area. Merchants also had success with its new overnight cash management sweep program during the year. The product is secured by an overnight repurchase agreement, and is priced favorably when compared to comparable short-term Federal Home Loan Bank of Boston ("FHLB") borrowings. Year-end 2006 balances in this product were $86.55 million.

Merchants closed its private placement of an aggregate of $20 million of trust preferred securities on December 15, 2004. The securities bear interest for five years at a fixed rate of 5.95%, and after five years, the rate adjusts quarterly at a fixed spread over three month LIBOR. The impact on net interest income for 2007 and 2006 from the additional interest expense was $1.19 million per year.

The following table presents the condensed annual average balance sheets for 2007, 2006 and 2005. The total dollar amount of interest income from assets and the related yields are calculated on a taxable equivalent basis:

Merchants Bancshares, Inc. Distribution of Assets, Liabilities and Shareholders' Equity; Interest Rates and Net Interest Margin

	2007			2006			2005

Taxable Equivalent (In thousands)	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate

ASSETS:
Investment securities: (a)
U.S. Treasury and Agencies	$142,370	$ 7,087	4.98%	$ 162,029	$ 7,790	4.81%	$ 152,751	$ 6,979	4.57%
Other, including FHLB Stock	183,490	8,361	4.56%	232,582	10,407	4.47%	247,517	10,182	4.11%

Total investment securities	325,860	15,448	4.74%	394,611	18,197	4.61%	400,268	17,161	4.29%

Loans, including fees on loans:
Commercial	86,237	6,553	7.60%	80,620	6,161	7.64%	85,795	5,768	6.72%
Real Estate	619,290	40,287	6.51%	560,942	36,877	6.57%	496,134	30,484	6.14%
Consumer	7,592	498	6.56%	7,151	439	6.13%	7,479	403	5.39%

Total loans (b) (c)	713,119	47,338	6.64%	648,713	43,477	6.70%	589,408	36,655	6.22%

Federal funds sold, securities sold under agreements to repurchase and interest bearing deposits with banks	36,388	1,882	5.17%	6,799	354	5.21%	819	21	2.61%

Total earning assets	1,075,367	64,668	6.01%	1,050,123	62,028	5.91%	990,495	53,837	5.44%

Allowance for loan losses	(7,275)			(6,840)			(7,391)
Cash and cash equivalents	34,969			35,750			38,139
Premises and equipment	11,945			12,280			12,418
Other assets	16,582			19,388			20,200

Total assets	$1,131,588			$1,110,701			$1,053,861

LIABILITIES AND SHAREHOLDERS' EQUITY:
Interest bearing deposits:
Savings, Money market & NOW Accounts	$ 425,325	$ 4,779	1.12%	$ 458,337	$ 5,191	1.13%	$ 505,303	$ 3,940	0.78%
Time deposits	325,940	13,181	4.04%	278,085	9,478	3.41%	220,190	5,061	2.30%

Total interest bearing deposits	751,265	17,960	2.39%	736,422	14,669	1.99%	725,493	9,001	1.24%

Federal Home Loan Bank short-term borrowings	--	--	--	43,911	2,142	4.88%	44,278	1,482	3.35%
Securities sold under agreements to repurchase and other short-term debt	85,041	3,503	4.12%	43,318	1,918	4.43%	1,137	35	3.08%
Securities sold under agreements to repurchase, long-term	23,944	1,326	5.54%	20,000	1,106	5.53%	214	11	5.15%
Other long-term debt	50,719	2,407	4.75%	53,397	2,264	4.24%	70,599	2,155	3.05%
Junior subordinated debentures issued to unconsolidated subsidiary trust	20,619	1,190	5.77%	20,619	1,190	5.77%	20,619	1,190	5.77%

Total interest bearing liabilities	931,588	26,386	2.83%	917,667	23,289	2.54%	862,340	13,874	1.61%

Demand deposits	122,409			120,600			118,459
Other liabilities	6,930			5,475			7,883
Shareholders' equity	70,661			66,959			65,179

Total liabilities & shareholders' equity	$1,131,588			$1,110,701			$1,053,861

Net interest income (b)		$38,282			$38,739			$ 39,963

Tax equivalent adjustment		(69)			(31)			(28)

Net interest income per book		$38,213			$38,708			$ 39,935

Yield spread			3.18%			3.37%			3.83%

Net interest margin (b)			3.56%			3.69%			4.03%

(a)	Available for sale securities are included at fair value, held to maturity securities are included at amortized cost.
(b)	Tax exempt interest has been converted to a tax equivalent basis using the Federal tax rate of 35%.
(c)	Includes principal balance of non-accrual loans and fees on loans.


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

Merchants Bancshares, Inc.
Analysis of Changes in Fully Taxable Equivalent Net Interest Income

	2007 vs 2006

				Due to

(In thousands)	2007	2006	Increase (Decrease)	Volume	Rate	Volume/ Rate

Fully taxable equivalent interest income:
Loans	$47,338	$43,477	$ 3,861	$ 4,317	$ (414)	$ (42)
Investments	15,448	18,197	(2,749)	(3,170)	510	(89)
Federal funds sold, securities sold under agreements to repurchase and interest bearing deposits with banks	1,882	354	1,528	1,541	(2)	(11)

Total interest income	64,668	62,028	2,640	2,688	94	(142)

Less interest expense:
Savings, Money market & NOW accounts	4,779	5,191	(412)	(374)	(41)	3
Time deposits	13,181	9,478	3,703	1,631	1,768	304
Federal Home Loan Bank short-term borrowings	--	2,142	(2,142)	(2,142)	--	--
Securities sold under agreements to repurchase and other short-term debt	3,503	1,918	1,585	1,848	(135)	(128)
Securities sold under agreements to repurchase, long-term	1,326	1,106	220	219	1	--
Other long-term debt	2,407	2,264	143	(113)	270	(14)
Junior subordinated debentures issued to unconsolidated subsidiary trust	1,190	1,190	--	--	--	--

Total interest expense	26,386	23,289	3,097	1,069	1,863	165

Net interest income	$38,282	$38,739	$ (457)	$ 1,619	$(1,769)	$(307)

	2006 vs 2005

				Due to

(In thousands)	2006	2005	Increase (Decrease)	Volume	Rate	Volume/ Rate

Fully taxable equivalent interest income:
Loans	$43,477	$36,655	$ 6,822	$3,687	$ 2,848	$ 287
Investments	18,197	17,161	1,036	(243)	1,297	(18)
Federal funds sold, securities sold under agreements to repurchase and interest bearing deposits with banks	354	21	333	156	21	156

Total interest income	62,028	53,837	8,191	3,600	4,166	425

Less interest expense:
Savings, Money market & NOW accounts	5,191	3,940	1,251	(366)	1,783	(166)
Time deposits	9,478	5,061	4,417	1,331	2,444	642
Federal Home Loan Bank short-term borrowings	2,142	1,482	660	(12)	677	(5)
Securities sold under agreements to repurchase and other short-term debt	1,918	35	1,883	1,299	15	569
Securities sold under agreements to repurchase, long-term	1,106	11	1,095	1,019	1	75
Other long-term debt	2,264	2,155	109	(525)	839	(205)
Junior subordinated debentures issued to unconsolidated subsidiary trust	1,190	1,190	--	--	--	--

Total interest expense	23,289	13,874	9,415	2,746	5,759	910

Net interest income	$38,739	$39,963	$(1,224)	$ 854	$(1,593)	$(485)

Provision for Credit Losses

Merchants recorded a provision expense of $1.15 million during 2007 as a result of overall portfolio growth, an increase in internally criticized loans and the need to provide prudent and reasonable allowances for a large, non-performing residential construction project. No provision for credit losses was recorded during 2006, 2005 or 2004 primarily due to continued strong asset quality and low loss levels. Merchants experienced net charge offs of $81 thousand during 2007 and net recoveries of $198 thousand during 2006. The Allowance is comprised of the allowance for loan losses and the reserve for undisbursed lines of credit. At December 31, 2007 the allowance for loan losses was $8.00 million, 1.09% of total loans and 87% of nonperforming loans, compared to $6.91 million, 1.00% of total loans and 256% of nonperforming loans at December 31, 2006. All of these factors are taken into consideration during management's quarterly review of the Allowance which management continues to deem adequate under current market conditions. For a more detailed discussion of Merchants' Allowance and nonperforming assets, see "Credit Quality and Allowance for Credit Losses."

NONINTEREST INCOME AND EXPENSES

Noninterest income

2007 compared to 2006

Merchants' noninterest income increased $1.15 million to $9.34 million for 2007 compared to $8.19 million for 2006. Merchants sold an investment in a real estate limited partnership during the fourth quarter of 2007 and recognized a gain in the amount of approximately $260 thousand; the gain is reflected as a reduction in equity in losses of real estate limited partnerships. Excluding this gain and excluding losses on investment securities of $97 thousand for 2007 and $464 thousand for 2006, noninterest income increased $529 thousand when comparing 2007 to 2006. Trust company revenue increased $194 thousand to $1.96 million for 2007 from $1.76 million for 2006, an 11.0% increase, as Merchants continued to increase overall relationships during the year. Service charges on deposits increased by $198 thousand, primarily a result of continued increases in overdraft fees. The category Other noninterest income increased $346 thousand for 2007 compared to 2006, primarily a result of increased net debit card revenue.

Merchants' equity in losses of real estate limited partnerships was slightly lower at $1.48 million for 2007, compared to $1.54 million for 2006. As mentioned above, Merchants recognized a gain of approximately $260 thousand during 2007 on the sale of a partnership which reduced this contra income item. Additionally, during 2006 Merchants sold its interest in two of these partnerships and recognized a gain of $156 thousand which reduced this contra income item. Excluding these transactions Merchants equity in losses of real estate limited partnerships increased by $53 thousand for 2007 compared to 2006. Merchants accounts for its investment in these partnerships using the equity method. Losses generated by the partnerships are recorded as a reduction in Merchants' investments in the Consolidated Balance Sheets and as a reduction of noninterest income in the Consolidated Statements of Income. Tax credits generated by the partnerships are recorded as a reduction in the income tax provision. Merchants finds these investments attractive because they provide a high targeted internal rate of return, and provide an opportunity to invest in affordable housing in the communities in which Merchants does business.

2006 compared to 2005

Total noninterest income increased $388 thousand to $8.19 million for 2006 from $7.80 million for 2005. Losses recognized on investment securities totaled $464 thousand for 2006, compared to $32 thousand for 2005. Excluding losses on investments, total noninterest income increased $820 thousand year-over-year. Trust company income was $111 thousand higher for 2006 than 2005, a result of overall growth in relationships and market gains during 2006. The category Service Charges on Deposits increased $291 thousand for 2006 compared to 2005. This increase was primarily a result of increased overdraft service charges during 2006. These increased overdraft charges were partially offset by decreased monthly checking service charges. Additionally, cash management sweep fees decreased during 2006. Merchants began directing its cash management sweep balances to its new repurchase program during 2006 resulting in decreases in cash management sweep fees received from that external provider. Additionally, Merchants reduced the sweep fee charged to its customers to a more competitive level. Merchants equity in losses of real estate limited partnerships decreased $177 thousand for 2006 compared to 2005. Merchants sold its interest in two of these partnerships and received cash distributions of $156 thousand which reduced this contra income item. Other noninterest income increased $241 thousand for 2006 compared to 2005, primarily a result of increases in Merchants' net ATM and debit card revenue. Merchants' growth in transaction accounts and high retention rate of existing accounts has been a key contributor to these increases. These categories continued to increase during 2006 when compared to 2005, but at a slower pace.

Noninterest expense

2007 compared to 2006

Merchants continued to focus on expense control during 2007; total noninterest expenses decreased by $436 thousand, when comparing 2007 to 2006. Employee benefits decreased by $502 thousand when comparing 2007 to 2006, this decrease is primarily a result of a reduction in Merchants' employer match for its 401(k) plan for 2007. Merchants' marketing expense for 2007 decreased $256 thousand, due to the timing of certain promotions. Merchants' expenses related to OREO increased during 2007 as OREO balances grew to $475 thousand at year end.

2006 compared to 2005

Total noninterest expense increased by $642 thousand, or 2.00%, to $32.72 million for 2006 from $32.08 million for 2005. Salaries and wages decreased slightly from 2005 to 2006. This change was the result of a high number of vacant positions during the first half of 2006, the outsourcing of the item processing function during mid-2005 and decreases in estimated incentive payouts as a result of decreased profitability. These factors helped to offset the effect of normal salary increases. Included in 2006 salaries is staffing related to Merchants' newest full service branch in Waterbury, VT which opened in late September 2006. Employee benefits expense increased $301 thousand for the full year 2006 compared to 2005, primarily a result of increased pension expenses for 2006. Merchants' health and group insurance expense increased 10% over 2005. Merchants transitioned to a high deductible, consumer driven health plan starting at the beginning of 2006 to help manage its future health care cost increases.

Legal and professional fees were $2.43 million for 2006, a $320 thousand increase over 2005. The outsourcing of the item processing function mentioned previously resulted in decreases in salaries and benefits, as well as occupancy and equipment expenses, and resulted in an increase in professional fees.

Income Taxes

Merchants recognized $1.65 million, $1.65 million and $1.70 million, respectively, during 2007, 2006 and 2005 in low-income housing tax credits as a reduction in the provision for income taxes; this resulted in an effective tax rate of 23.1%, 23.3%, and 24.0% for 2007, 2006 and 2005, respectively. As of December 31, 2007, Merchants has a net deferred tax liability of approximately $747 thousand arising from temporary differences between Merchants' book and tax reporting. This net deferred tax liability is included in Other liabilities in the Consolidated Balance Sheets.

BALANCE SHEET ANALYSIS

Merchants' year-end total assets increased $33.79 million, or 3.0%, to $1.17 billion from $1.14 billion during 2007, while Merchants' average earning assets increased by $25.24 million, or 2.4%, to $1.08 billion for the year ended December 31, 2007 from $1.05 billion in December 31, 2006.

Loans

Merchants has continued to shift earning assets from the investment portfolio to the loan portfolio during 2007. Loans made up 63.5% of earning assets at year end 2007, compared to 61.9% of earning assets at year end 2006. This shift in the make up of the balance sheet carries with it some amount of increased risk, as loans have a higher risk profile than investments, but also have a higher average yield. Total loans increased $42.23 million, or 6.1%, to $731.51 million at December 31, 2007 from $689.28 million at December 31, 2006. The composition of Merchants' loan portfolio is shown in the following table:

	As of December 31,
Type of Loan	2007	2006	2005	2004	2003

	(In thousands)
Commercial, Financial &
Agricultural	$ 92,740	$ 73,512	$ 71,912	$ 82,644	$ 84,698
Real Estate - Residential	356,472	323,885	293,158	265,306	263,538
Real Estate - Commercial	234,675	250,526	208,049	209,333	200,494
Real Estate - Construction	39,347	33,167	25,942	19,354	12,536
Installment	7,220	7,133	6,345	7,016	6,726
All Other Loans	1,054	1,060	520	679	1,005

	$731,508	$689,283	$605,926	$584,332	$568,997

Totals above are shown net of deferred loans fees of $22 thousand, $95 thousand, $275 thousand, $497 thousand and $675 thousand for 2007, 2006, 2005, 2004, and 2003, respectively.


The majority of loan growth occurred in residential real estate and commercial loans. Residential real estate loans grew $32.59 million, or 10.06%, during 2007 as borrowers continued to take advantage of attractive long term interest rates. Commercial loans grew $19.23 million, or 26.16% during the year. This growth was related primarily to sustained new business calling efforts. Additionally, Merchants' position as the sole remaining state wide independent banking company appealed to a segment of the market. Several customers cited the local management and decision-making as important considerations when choosing a bank. Commercial real estate loans declined by 6.33%, or $15.85 million during 2007; these balances were impacted by the sale of several properties that secure large lending relationships.

Balances of real estate construction loans increased to $39.35 million at December 31, 2007 from $33.17 million at December 31, 2006. For approximately $25 million of the outstanding construction loans at December 31, 2007, the primary source of repayment will be the sale of residential housing units. Included in this amount is the $6.70 million nonaccrual relationship described previously. Approximately $7.5 million of the remaining $14 million is attributable to construction of multi-family housing and will be repaid upon conversion to term financing from future rental income. The balance of approximately $6 million consists of loans to commercial and investment real estate borrowers. These loans will generally be repaid from conversion to term financing.

At December 31, 2007, Merchants serviced $4.65 million in residential mortgage loans for investors such as Federal government agencies (FNMA and FHLMC) and other financial investors. This servicing portfolio has decreased significantly as Merchants no longer sells its residential mortgages on the secondary market. Servicing revenue is not expected to be a significant revenue source in the future.

The following table presents the distribution of the varying contractual maturities of the loan portfolio at December 31, 2007:

Type of Loan	One Year Or Less	Over One Through 5 Years	Over Five Years	Total

	(In thousands)
Commercial Financial &
Agricultural	$ 40,177	$ 33,753	$ 18,810	$ 92,740
Real Estate - Residential	9,230	66,722	280,520	356,472
Real Estate - Commercial	24,244	116,798	93,633	234,675
Real Estate - Construction	35,077	3,818	452	39,347
Installment	5,089	2,093	38	7,220
All Other	1,052	--	2	1,054

	$114,869	$223,184	$393,455	$731,508

Loans maturing after one year which have predetermined interest rates totaled $545.23 million. Loans maturing after one year which have floating or adjustable interest rates totaled $71.41 million.

Investments

The investment portfolio is used to generate interest income, manage liquidity and mitigate interest rate sensitivity. The composition of Merchants' investment portfolio at carrying amounts is shown in the following table:

	As of December 31,

	2007	2006	2005

Available for Sale:	(In thousands)
U.S. Treasury Obligations	$ 255	$ 199	$ 198
U.S. Agency Obligations	15,840	21,759	14,819
Residential Real Estate Mortgage-backed securities	164,564	120,466	133,425
Commercial Real Estate Mortgage-backed securities	36,083	47,566	66,235
Collateralized Mortgage Obligations	122,137	109,320	131,969
Corporate Bonds	14,316	22,809	23,346
Asset Backed Securities	8,317	11,839	12,805

Total available for sale	361,512	333,958	382,797

Held to maturity:
Residential Real Estate Mortgage-backed securities	4,078	5,615	7,663

Total held to maturity	4,078	5,615	7,663

Total Securities	$365,590	$339,573	$390,460

Merchants' year-end investment portfolio increased $26.02 million from 2006 to 2007. Merchants allowed its investment portfolio to run off for the first half of 2007 as the flat yield curve provided little opportunity to earn an acceptable spread on continued investments. Merchants took advantage of the steepening yield curve toward the end of 2007 and began redeploying funds into the portfolio during the latter part of 2007. Merchants increased the portfolio by $62.86 million during the fourth quarter of 2007. $43.50 million of these investments were funded by a mix of Federal Home Loan Bank borrowings and structured repurchase agreements. The balance was funded by cash flow from the loan portfolio, deposit cash flows and growth in customer repurchase agreements. The average spread earned on the leveraged investment trades was approximately 130 basis points. Low yielding securities with an amortized cost of $5.47 million were sold during 2007. Merchants recognized a loss on these securities in its statement of income during 2007 of $97 thousand. Additionally, after the extraordinary interest rate decreases by the Federal Reserve Board in early 2008 Merchants was able to take advantage of the steepened yield curve and market conditions to sell lower yielding securities and redeployed the funds into higher credit, longer maturity assets. Merchants sold securities with an amortized cost of $26.93 million during January of 2008 at a net pre-tax gain of $82 thousand. Merchants sold its entire corporate bond portfolio, several of its commercial mortgage backed securities and one agency security.

The contractual final maturity distribution of the debt securities classified as available for sale and held to maturity as of December 31, 2007, are as follows:

SECURITIES AVAILABLE FOR SALE:

(In thousands)	Within One Year	After One But Within Five Years	After Five But Within Ten Years	After Ten Years	Total

U.S. Treasury Obligations	$ --	$ 255	$ --	$ --	$ 255
U.S. Agency Obligations	4,022	11,818	--	--	15,840
Residential Real Estate Mortgage-backed Securities	2,012	19,694	39,580	103,278	164,564
Commercial Real Estate Mortgage-backed Securities	--	1,881	--	34,202	36,083
Collateralized Mortgage Obligations	--	5,337	14,170	102,630	122,137
Corporate Bonds	3,249	8,638	2,429	--	14,316
Asset Backed Securities	--	2,493	--	5,824	8,317

	$9,283	$50,116	$56,179	$245,934	$361,512

Weighted average investment yield	4.15%	4.41%	4.68%	4.98%	4.84%

SECURITIES HELD TO MATURITY

(In thousands)	Within One Year	After One But Within Five Years	After Five But Within Ten Years	After Ten Years	Total

Residential Real Estate Mortgage-backed Securities	$ 23	$ 864	$2,244	$ 947	$4,078

Weighted average investment yield	5.59%	6.34%	6.97%	6.47%	6.71%

Actual maturities will differ from contractual maturities because borrowers may have rights to call or prepay obligations. Maturities of mortgage-backed securities and collateralized mortgage obligations are based on final contractual maturities.

Other Assets

Bank Premises and Equipment decreased to $11.48 million at year-end 2007 from $12.54 million at year-end 2006 as Merchants' fixed asset depreciation exceeded fixed asset purchases. Investments in Real Estate Limited Partnerships decreased $1.71 million primarily as a result of amortization of the investments and the previously mentioned sale of an investment in a limited partnership. These partnerships provide affordable housing in the communities in which Merchants does business, and provide Merchants with an acceptable level of return on its investment.

Deposits

Merchants' year-end deposit balances decreased $9.92 million to $867.44 million at year-end 2007 from $877.35 million at year-end 2006. The composition of Merchants' deposit balances is shown in the following table:

	As of December 31,
Type of Deposit	2007	2006	2005

	(In thousands)
Demand	$123,344	$122,036	$124,292
Free Checking for Life®	178,829	182,395	181,415
Other Savings and NOW	39,149	49,681	50,196
Money Market Accounts	193,343	210,366	248,344
Time Deposits	332,772	312,874	250,329

	$867,437	$877,352	$854,576

Merchants continues to expand its presence with households, small businesses, and corporate clients. Numbers of accounts increased in all deposit categories. The rate of new account growth was affected by new competition entering a number of relatively mature markets. Although 2007 ending deposit balances were $9.92 million lower than 2006 ending deposit balances, total average deposits for the year were $873.67 million, a $16.65 million increase over the 2006 average of $857.02 million. The mix of deposit dollars continued to shift within deposit categories during 2007. Money flowed from checking, savings, and money market accounts, which decreased $29.81 million from December 31, 2006 to December 31, 2007, into certificates of deposit as depositors sought attractive yields for discretionary funds. Time deposit balances increased $19.90 million during 2007. The rate of the migration from money market categories to time deposits generally slowed during the first half of 2007, but started to increase again during the second half of the year as short-term interest rates moved lower.

Time Deposits of $100 thousand and greater at December 31, 2007 had the following schedule of maturities:

(In thousands)

Three Months or Less	$21,606
Three to Six Months	23,311
Six to Twelve Months	37,685
One to Five Years	3,136

$85,738

Other Liabilities

Merchants continues to see success with its cash management sweep product which is priced at a lower cost of funds than other short-term borrowing alternatives. Balances in this product totaled $96.75 million at December 31, 2007, a $10.2 million increase over December 31, 2006 balance of $86.55 million. The balances are included with "Securities sold under agreements to repurchase and other short-term borrowings" on the accompanying consolidated balance sheet. Merchants' other long-term debt position increased to $62.12 million at December 31, 2007 from $53.86 million at December 31, 2006. As mentioned previously, Merchants entered into a leveraged investment trade during the fourth quarter of 2007. Merchants borrowed $43.50 million during the fourth quarter of the year in a mix of bullet and amortizing Federal Home Loan Bank ("FHLB") advances, as well as structured repurchase agreements. The structured repurchase agreements have a five year final maturity, bear interest at an average rate of 4.23%, and are callable in two years. The cost of this funding will be reduced by the cash flows of embedded interest rate caps that will provide additional protection if rates start to move up. The caps come into the money when three month LIBOR reaches rates ranging from 5.07% to 5.62%. Merchants borrowed $20 million under a structured repurchase agreement during December 2005 that matures in December 2008. This borrowing is capped to protect against rising rates, and the cost of the funding will be reduced by the cash flows of an embedded floor if rates start to fall. The floor comes into the money if the three month London Interbank Offering Rate ("LIBOR") falls below 4%. Three month LIBOR was 4.68% at December 31, 2007.

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

CREDIT QUALITY AND ALLOWANCE FOR CREDIT LOSSES

Stringent credit quality is a major strategic focus of Merchants. Although Merchants is actively managing current nonperforming and classified loans, there is no assurance that Merchants will not have increased levels of problem assets in the future. The make up of the nonperforming pool is dynamic with accounts moving in and out of this category during the course of a quarter. The following table summarizes Merchants' nonperforming loans ("NPL") and nonperforming assets ("NPA") as of December 31, 2003, through December 31, 2007:

(In thousands)	2007	2006	2005	2004	2003

Nonaccrual loans	$9,018	$2,606	$2,284	$3,233	$2,100
Loans past due 90 days or more and still accruing	57	--	--	20	26
Troubled debt restructurings	156	92	80	83	86

Total nonperforming loans	9,231	2,698	2,364	3,336	2,212

Other real estate owned ("OREO")	475	258	--	--	--

Total nonperforming assets	$9,706	$2,956	$2,364	$3,336	$2,212


Nonperforming loans increased to $9.23 million at December 31, 2007 from $2.70 million at December 31, 2006. The increase is primarily attributable to $6.7 million in loans related to a residential condominium construction project that were moved to non-accrual status during the third quarter of 2007. Cost overruns on site work and infrastructure and slow unit sales reflecting the weakening housing market have strained the borrower's ability to fund its share of construction costs and service the loans. Subsequent to December 31, 2007, Merchants received payments of $2.24 million primarily as part of a re-capitalization of the project related to this non-accrual relationship. The borrower is continuing efforts to sell completed units in the property.

Merchants had two properties with a value of $475 thousand held as OREO at December 31, 2007, compared to one property with a value of $258 thousand held as OREO at December 31, 2006. Both properties were sold at auction in early 2008 at values adequate to cover the book balance and recoup some expenses related to the sales.

Merchants' policy is to classify a loan 90 days or more past due with respect to principal or interest as a nonaccruing loan, unless the ultimate collectibility of principal and interest is assured. Income accruals are suspended on all nonaccruing loans, and all previously accrued and uncollected interest is typically charged against current income. A loan remains in nonaccruing status until the factors which suggest doubtful collectibility no longer exist, the loan is liquidated, or when the loan is determined to be uncollectible, and is charged off against the allowance for loan losses. In those cases where a nonaccruing loan is secured by real estate, Merchants can, and may, initiate foreclosure proceedings. The result of such action will either be to cause repayment of the loan with the proceeds of a foreclosure sale or to give Merchants possession of the collateral in order to manage a future resale of the real estate. Foreclosed property is recorded at the lower of its cost or estimated fair value, less any estimated costs to sell. Any cost in excess of the estimated fair value on the transfer date is charged to the allowance for loan losses, while further declines in market values are recorded as OREO expense in the consolidated statement of income.

Management maintains an internal listing of all criticized and classified loans. The list is reviewed and updated monthly. The list make-up is dynamic with individual loans migrating off and on the list. Some of these loans may migrate to non-performing status during the course of the next twelve months. Management believes that classified loans have well-defined weaknesses which, if left unattended, could lead to collection problems. The oversight process on these loans includes an active risk management approach. A management committee reviews the status of these loans each quarter and determines or confirms the appropriate risk rating, probable loss exposure (if any) and accrual status. The findings of this review process are instrumental in determining the adequacy of the Allowance. Excluded from nonperforming loans are approximately $19.6 million of internally classified loans at December 31, 2007 compared to $5.5 million at December 31, 2006. Included in internally classified loans at December 31, 2007 are $4.9 million in owner-occupied commercial real estate and commercial loans to a residential home builder. No other internally classified loans are tied to the housing or any other specific industry. Approximately $3.3 million is attributable to commercial borrowers in a variety of industries, $3.7 million to non-owner occupied real estate and $7.7 million to owner-occupied real estate. To date all payments have been made as agreed by these customers and Merchants appears adequately secured. Merchants' management will continue to closely monitor asset quality.

Merchants performs detailed and extensive reviews on larger credits and problematic credits identified on the watched asset list, nonperforming asset listings and internal credit rating reports. A loan is considered impaired when it is probable that Merchants will be unable to collect all principal and interest due according to the contractual terms of the loan agreement. This treatment does not apply to large groups of smaller-balance homogenous loans that are collectively evaluated for impairment, such as residential mortgage and consumer loans. When a loan is impaired, Merchants measures an impairment loss equal to the excess, if any, of the loan's carrying amount over (1) the present value of expected future cash flows discounted at the loan's original effective interest rate, (2) the observable market price of the impaired loan, or (3) the fair value of the collateral securing a collateral-dependent loan. When a loan is deemed to have an impairment loss, a valuation allowance is established as part of the overall allowance for loan losses. The bank recognizes interest income on impaired loans consistent with its nonaccrual policy for loans generally. Loans continue to be classified as impaired unless they are brought fully current and the collection of scheduled interest and principal is considered probable. Impaired loans totaled $8.87 million and $2.29 million at December 31, 2007 and 2006, respectively, and are included as nonaccrual loans in the table above.


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

The adequacy of the allowance for loan losses is determined using a consistent, systematic methodology, consisting of a review of the following key elements:

•	A specific reserve for loans identified as impaired;
•	A general reserve for the various loan portfolio classifications.

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

The following table summarizes the allowance for loan losses allocated by loan type:

(In thousands)	2007	2006	2005	2004	2003

Commercial Financial & Agricultural	$1,843	$1,236	$1,339	$1,658	$2,144
Real Estate - Residential	775	687	586	636	545
Real Estate - Commercial	4,204	4,567	2,066	2,686	3,809
Real Estate - Construction	1,070	332	431	187	161
Installment	4	4	13	16	27
All other Loans	106	85	113	365	367
Unallocated Allowance	--	--	2,535	1,964	901

Allowance for Loan Losses	$8,002	$6,911	$7,083	$7,512	$7,954

Prior to 2006, the unallocated allowance for loan losses was maintained for certain risk factors that were inherent in Merchants' commercial portfolios. As such, that portion of the allowance was allocated to the commercial loan and commercial real estate portfolios during 2006 and 2007. Losses are charged against the Allowance when management believes that the collectibility of principal is doubtful. To the extent management determines the level of anticipated losses in the portfolio has significantly increased or diminished, the Allowance is adjusted through current earnings. Overall, management believes that the Allowance is maintained at an adequate level, in light of historical and current factors, to reflect the level of credit risk in the loan portfolio. Loan loss experience and nonperforming asset data are presented and discussed in relation to their impact on the adequacy of the Allowance.

The following table reflects Merchants' loan loss experience and activity in the Allowance for the past five years.

(In thousands)	2007	2006	2005	2004	2003

Average Loans Outstanding	$713,119	$648,713	$589,408	$581,259	$536,095
Allowance Beginning of Year	7,281	7,083	7,512	7,954	8,497
Charge-offs:
Commercial, Lease Financing and all Other Loans	(170)	(46)	(336)	(56)	(722)
Real Estate - Mortgage	(242)	(13)	(339)	(703)	(343)
Installment & Credit Cards	(20)	(4)	(18)	(17)	(17)

Total Charge-offs	(432)	(63)	(693)	(776)	(1,082)

Recoveries:
Commercial, Lease Financing and all Other Loans	271	236	144	34	397
Real Estate - Construction	--	--	--	--	--
Real Estate - Mortgage	79	14	115	297	140
Installment & Credit Cards	1	11	5	3	2

Total Recoveries	351	261	264	334	539

Net (Charge-offs) Recoveries	(81)	198	(429)	(442)	(543)

Provision for Credit Losses	1,150	--	--	--	--

Allowance End of Year	$ 8,350	$ 7,281	$ 7,083	$ 7,512	$ 7,954

Components:
Allowance for loan losses	$ 8,002	$ 6,911	$ 7,083	$ 7,512	$ 7,954
Reserve for undisbursed lines of credit (1)	348	370	--	--	--

Allowance for Credit Losses	$ 8,350	$ 7,281	$ 7,083	$ 7,512	$ 7,954

(1)	Effective March 31, 2006 Merchants transferred the portion of the allowance for loan losses related to undisbursed lines of credit to other liabilities.

Merchants recorded a provision expense of $1.15 million during 2007 as a result of overall portfolio growth, an increase in internally criticized loans and the need to provide prudent and reasonable reserves for a large, non-performing residential construction project. From 2003 through 2006 the allowance for loan losses declined both in size and as a percentage of the loan portfolio. Merchants did not consider additions to the allowance necessary during those years primarily because: a large percentage of the growth in the loan portfolio had been in less risky residential categories; Merchants loss experience had been relatively low; and non-performing assets had remained at consistently low levels.

The following table reflects Merchants' nonperforming asset and coverage ratios as of the dates indicated:

	2007	2006	2005	2004	2003

NPL to total loans	1.26%	0.39%	0.39%	0.57%	0.39%
NPA to total assets	0.83%	0.26%	0.22%	0.32%	0.23%
Allowance for loan losses to total loans	1.09%	1.00%	1.17%	1.29%	1.40%
Allowance for loan losses to NPL	87%	256%	300%	225%	360%

Merchants will continue to take all appropriate measures to restore nonperforming assets to performing status or otherwise liquidate these assets in an orderly fashion so as to maximize their value to Merchants. There can be no assurances that Merchants will be able to complete the disposition of nonperforming assets without incurring further losses.

Loan Portfolio Monitoring

Merchants' Board of Directors grants each loan officer the authority to originate loans on behalf of Merchants, subject to certain limitations. The Board of Directors also establishes restrictions regarding the types of loans that may be granted and the distribution of loan types within Merchants' portfolio, and sets loan authority limits for each lender. These authorized lending limits are reviewed at least annually and are based upon the lender's knowledge and experience. Loan requests that exceed a lender's authority require the signature of Merchants' credit division manager, senior loan officer, and/or Merchants' President. All extensions of credit of $2.5 million or greater to any one borrower, or related party interest, are reviewed and approved by the Loan Committee of Merchants Bank's Board of Directors.

The Loan Committee and the credit department regularly monitor Merchants' loan portfolio. The entire loan portfolio, as well as individual loans, is reviewed for loan performance, compliance with internal policy requirements and banking regulations, creditworthiness, and strength of documentation. Merchants monitors loan concentrations by individual borrowers, industries and loan types. As part of the annual credit policy review process, targets are set by loan type for the total portfolio. Merchants has hired external loan review firms to assist in monitoring both the commercial and residential loan portfolios. During 2007 the commercial loan review firm performed three comprehensive reviews of Merchants' loan portfolio, and reviewed approximately 75% (in dollar volume) of Merchants' commercial loan portfolio. Credit risk ratings are assigned to commercial loans at origination and are routinely reviewed by both management and the external loan review firms. Merchants plans to move its loan review function back in house during 2008. This change will give management expanded control of the timing, focus and depth of reviews.

All loan officers are required to service their loan portfolios and account relationships. As necessary, with the supervision of the Senior Lender and the Senior Credit Officer, loan officers or the credit department personnel take remedial actions to assure full and timely payment of loan balances.

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

RELATED PARTY TRANSACTIONS

Merchants engages in banking transactions with certain of its directors and officers, and certain of their affiliates. During 2007 Merchants obtained legal services from a firm associated with one of its directors totaling $30 thousand; and project management services from a firm associated with one of its directors totaling $59 thousand. Merchants obtained insurance during 2007 through an insurance agency ("Agency") of which a director of Merchants Bank is president. In 2007, premiums paid to the Agency totaled $210 thousand. Merchants obtains these services on terms that are comparable to those that it would obtain from unaffiliated third parties.

At December 31, 2007, Merchants had loans outstanding to directors, executive officers, and associates of such persons totaling $3.33 million. It is the policy of Merchants to make these loans on substantially the same terms, including interest rates and collateral, as those prevailing for comparable lending transactions with other persons. As of December 31, 2007, all loans to directors, officers, and certain of their affiliates, were performing in accordance with their contractual terms.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the Financial Accounting Standards Board ("FASB") issued revised Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," or SFAS No. 141(R). SFAS No. 141(R) retains the fundamental requirements of SFAS No. 141 that the acquisition method of accounting (formerly the purchase method) be used for all business combinations; that an acquirer be identified for each business combination; and that intangible assets be identified and recognized separately from goodwill. SFAS No. 141(R) requires the acquiring entity in a business combination to recognize the assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. Additionally, SFAS No. 141(R) changes the requirements for recognizing assets acquired and liabilities assumed arising from contingencies and recognizing and measuring contingent consideration. SFAS No. 141(R) also enhances the disclosure requirements for business combinations. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and may not be applied before that date.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB no. 51," or SFAS No. 160. SFAS No. 160 amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements" to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Among other things, SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. SFAS No. 160 also amends SFAS No. 128, "Earnings per Share," so that earnings per share calculations in consolidated financial statements will continue to be based on amounts attributable to the parent. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 and is applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements which are to be applied retrospectively for all periods presented. SFAS No. 160 is not expected to have a material impact on our financial condition or results of operations.

In November 2007, the Securities and Exchange Commission ("SEC"), issued Staff Accounting Bulletin ("SAB") No. 109, "Written Loan Commitments Recorded at Fair Value Through Earnings." SAB No. 109 provides views on the accounting for written loan commitments recorded at fair value under GAAP. SAB No. 109 supersedes SAB No. 105, "Application of Accounting Principles to Loan Commitments." Specifically, SAB No. 109 states that the expected net future cash flows related to the associated servicing of a loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. The provisions of SAB No. 109 are applicable on a prospective basis to written loan commitments recorded at fair value under GAAP that are issued or modified in fiscal quarters beginning after December 15, 2007. SAB No. 109 is not expected to have a material impact on our financial condition or results of operations.

In June 2007, the FASB ratified a consensus reached by the Emerging Issues Task Force ("EITF") on Issue No. 06-11, "Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards," which clarifies the accounting for income tax benefits related to the payment of dividends on equity-classified employee share-based payment awards that are charged to retained earnings under SFAS No. 123(R). The EITF concluded that a realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings and are paid to


employees for equity classified nonvested equity shares, nonvested equity share units and outstanding equity share options should be recognized as an increase to additional paid-in capital. EITF Issue No. 06-11 should be applied prospectively to the income tax benefits that result from dividends on equity-classified employee share-based payment awards that are declared in fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. Retrospective application to previously issued financial statements is prohibited. EITF Issue No. 06-11 is not expected to have a material impact on our financial condition or results of operations.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115," which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. At the effective date, an entity may elect the fair value option for eligible items that exist at that date and report the effect of the first remeasurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. Subsequent to the effective date, unrealized gains and losses on items for which the fair value option has been elected are to be reported in earnings. If the fair value option is elected for any available-for-sale or held-to-maturity securities at the effective date, cumulative unrealized gains and losses at that date are included in the cumulative-effect adjustment and those securities are to be reported as trading securities under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," but the accounting for a transfer to the trading category under SFAS No. 115 does not apply. Electing the fair value option for an existing held-to-maturity security will not call into question the intent of an entity to hold other debt securities to maturity in the future. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value and does not eliminate disclosure requirements included in other accounting standards. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption was permitted; however, we did not elect early adoption and therefore adopted the standard as of January 1, 2008. Upon adoption, we did not elect the fair value option for eligible items that existed at January 1, 2008.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The expanded disclosures include a requirement to disclose fair value measurements according to a hierarchy, segregating measurements using (1) quoted prices in active markets for identical assets and liabilities, (2) significant other observable inputs and (3) significant unobservable inputs. SFAS No. 157 applies only to fair value measurements already required or permitted by other accounting standards and does not impose requirements for additional fair value measures. SFAS No. 157 was issued to increase consistency and comparability in reporting fair values. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The provisions are to be applied prospectively as of the beginning of the fiscal year in which the statement is initially applied, with certain exceptions. A transition adjustment, measured as the difference between the carrying amounts and the fair values of certain specific financial instruments at the date SFAS No. 157 is initially applied, is to be recognized as a cumulative-effect adjustment to the opening balance of retained earnings for the fiscal year in which SFAS No. 157 is initially applied. SFAS No. 157 will affect certain of our fair value disclosures, but is not expected to have a material impact on our financial condition or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets." This Statement was issued to simplify the accounting for servicing rights and to reduce the volatility that results from using different measurement attributes. SFAS 156 requires companies to recognize a servicing asset or servicing liability each time they undertake an obligation to service a financial asset by entering into a servicing contract. The Statement permits a company to choose either the amortized cost method or fair value measurement method for each class of separately recognized servicing assets. This statement is effective as of the beginning of a company's first fiscal year after September 15, 2006. The adoption of SFAS 156 is not expected to have a material effect on our consolidated financial position, results of operations or cash flows.

Liquidity and Capital Resource Management

General

Liquidity, as it pertains to banking, can be defined as the ability to meet cash commitments at all times in the most economical way to satisfy loan and deposit withdrawal demand, and to meet other business opportunities that require cash. Sources of liquidity for banks include short-term liquid assets, cash generated from loan repayments and amortization, borrowing, deposit generation and earnings. Merchants has a number of sources of liquid funds, including $44 million in available Federal Funds lines of credit with correspondent banks at year-end 2007; an overnight line of credit with the FHLB of $5 million; an estimated additional borrowing capacity with the FHLB of $129 million; and the ability to borrow through the use of repurchase agreements, collateralized by Merchants' investments, with certain approved counterparties. Merchants' investment portfolio, which totaled $365.59 million at December 31, 2007, is actively managed by the Merchants' Asset Liability Committee ("ALCO") and is a strong source of cash flow for Merchants. At December 31, 2007, $174.32 million of the portfolio was pledged for repurchase agreements and other specific relationships, the balance of the portfolio is fairly liquid, with a weighted average life of approximately 2.9 years, and is available to be used as a source of funds, if needed.

Contractual Obligations

Merchants has certain long-term contractual obligations; including long-term debt agreements, operating leases for branch operations, and time deposits. The maturity schedules for these obligations are as follows:

(In thousands)	Less than One Year	One Year To Three Years	Three Years To Five Years	Over Five Years	Total

Debt maturities	$ 28,005	$31,652	$ 95	$ 2,365	$ 62,117
Securities sold under agreement to repurchase, long-term	20,000	--	21,500	--	41,500
Junior subordinated debentures	--	--	--	20,619	20,619
Operating lease payments	771	1,511	1,269	3,098	6,649
Time deposits	308,461	18,422	5,889	--	332,772

	$357,237	$51,585	$28,753	$26,082	$463,657

Commitments and Off-Balance Sheet Risk

Merchants is a party to financial instruments with offbalance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments primarily include commitments to extend credit and financial guarantees. Such instruments involve, to varying degrees, elements of credit and interest rate risk that are not recognized in the accompanying Consolidated Balance Sheets.

Exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and financial guarantees written is represented by the contractual amount of those instruments. Merchants uses the same credit policies in making commitments as it does for on balance sheet instruments. The contractual amounts of these financial instruments at December 31, 2007, are as follows:

(In thousands)	Contractual Amount

Financial Instruments Whose Contract Amounts
Represent Credit Risk:
Commitments to Originate Loans	$ 10,603
Unused Lines of Credit	131,085
Standby Letters of Credit	5,221
Loans Sold with Recourse	403
Equity Commitments to Affordable Housing
Limited Partnerships	1,479


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

FASB Interpretation No. 45 ("FIN No. 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others; an Interpretation of FASB Statements No. 5, 57, and 107, and rescission of FASB Interpretation No. 34," requires certain disclosures and liability-recognition for the fair value at issuance of guarantees that fall within its scope. Under FIN No. 45, Merchants does not issue any guarantees that would require liability-recognition or disclosure, other than its standby letters of credit. Merchants has issued conditional commitments in the form of standby letters of credit to guarantee payment on behalf of a customer and guarantee the performance of a customer to a third party. Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit totaled approximately $5.22 million and $6.15 million at December 31, 2007 and 2006, respectively, and represent the maximum potential future payments Merchants could be required to make. Typically, these instruments have terms of 12 months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance sheet instruments. Merchants' policies governing loan collateral apply to standby letters of credit at the time of credit extension. Loan-to-value ratios are generally consistent with loan-to-value requirements for other commercial loans secured by similar types of collateral. The fair value of Merchants' standby letters of credit at December 31, 2007 and 2006 was insignificant.

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

Capital Resources

In general, capital growth is essential to support deposit and asset growth and to ensure the strength and safety of Merchants. Net income increased Merchants' capital by $10.86 million in 2007, $10.87 million in 2006 and $11.90 million in 2005. Payment of dividends decreased Merchants' capital by $6.90 million, $7.04 million and $6.83 million during 2007, 2006 and 2005, respectively. In December 2004 Merchants, through a newly formed subsidiary business trust, privately placed $20 million in capital securities as part of pooled trust preferred program. These capital securities have certain features that make them an attractive funding vehicle. The securities qualify as regulatory capital under regulatory adequacy guidelines, and are included in capital in the table below. Merchants remained well capitalized under applicable regulatory guidelines after the payment of the special dividend both with and without the trust preferred securities.

Stock repurchases decreased Merchants' capital by $3.48 million during 2007 and by $3.99 million during 2006. In addition, changes in the market value of Merchants' available for sale investment portfolio, net of tax, increased capital by $3.61 million in 2007. Merchants' unrecognized net actuarial loss in its pension plan reduced capital by $2.05 million on a pre-tax basis at December 31, 2007, which resulted in a cumulative after-tax charge to equity of $1.33 million. The tax-effected adjustment was a $426 thousand increase to Other Comprehensive Income during 2007.


As of December 31, 2007, the most recent notification from the FDIC categorized Merchants Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed Merchants Bank's category. To be considered well capitalized under the regulatory framework for prompt corrective action, Merchants Bank must maintain minimum Tier 1 Leverage, Tier 1 Risk-Based and Total Risk-Based Capital ratios. The ratios for Merchants are set forth below:

	(In thousands)	Amount (1)	Actual Percentage

	Tier 1 Leverage Capital	$ 95,258	8.14%
	Tier 1 Risk-Based Capital	95,258	12.75%
	Total Risk-Based Capital	103,608	13.86%

(1)	Capital amounts include $20 million in trust preferred securities issued in December 2004. These hybrid securities qualify as regulatory capital up to certain regulatory limits.

In January 2007 Merchants' Board of Directors approved a stock repurchase program, pursuant to which Merchants may repurchase 200,000 shares of its stock from time to time through January 2008. At its meeting in January 2008, the Board extended the program through January 2009. Through December 31, 2007, Merchants purchased 59,118 shares of its common stock on the open market under the program at an average per share price of $22.89.

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

Market Risk

Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates or prices such as interest rates, foreign currency exchange rates, commodity prices, and equity prices. Merchants' primary market risk exposure is interest rate risk. An important component of Merchants' asset and liability management process is the ongoing monitoring and management of this risk, which is governed by established policies that are reviewed and approved annually by Merchants Bank's Board of Directors. The Investment policy details the types of securities that may be purchased, and establishes portfolio limits and maturity limits for the various sectors. The Investment policy also establishes specific investment quality limits. Merchants Bank's Board of Directors has established a board level Asset and Liability Committee, which delegates responsibility for carrying out the asset/liability management policies to the management level Asset and Liability Committee ("ALCO"). The ALCO, chaired by the Chief Financial Officer and composed of members of senior management, develops guidelines and strategies impacting Merchants' asset and liability management related activities based upon estimated market risk sensitivity, policy limits and overall market interest rate levels and trends. The ALCO manages the investment portfolio. As the portfolio has grown, the ALCO has used portfolio diversification as a way to mitigate the risk of being too heavily invested in any single asset class. Merchants continued to work to maximize net interest income while mitigating risk during 2007 through further repositioning of the investment portfolio, selective sales of specific securities, as well as carefully monitoring the overall duration and average life of the portfolio, and monitoring individual securities, among other strategies. Merchants had discontinued investing in the portfolio during the second quarter of 2006 through the second quarter of 2007 because of the sustained flat to inverted yield curve environment. As the curve steepened


during the second half of 2007 Merchants began reinvesting in the portfolio, and purchased $82.58 million in securities during the fourth quarter. The purchases were funded by a mix of borrowed funds and redeployment of funds that had been sold overnight, as well as amortization from the investment and loan portfolios. Merchants has an outside investment advisory firm which helps it identify opportunities for increased yield, without significantly increasing risk, in the investment portfolio. The firm specializes in stable value and fixed income portfolios, and has a staff of investment professionals who research and track each bond. The ALCO and the investment advisor have frequent conference calls to discuss portfolio activity and to set future strategy. Additionally, any specific bonds or sectors that require additional attention are discussed on these calls.

Merchants holds one bond totaling $2.17 million that is classified as "sub-prime". The bond is secured by first liens on residential property, and was originated in 2002. Delinquencies of 60 days and longer on the bond have been in the 15-20% range since the bond was purchased. The coupon on the bond is substantially lower than the average coupon on the underlying mortgages, this excess interest is used to create a large pool of over-collateralization, and the bond is currently over-collateralized by 17%. The bond is AAA rated, and is insured by Ambac. Ambac has recently come under pressure and announced a substantial loss for the fourth quarter of this year, slashed its dividend and was downgraded by Fitch Investor Services. Ambac's AAA rating was recently affirmed by S&P, although this rating agency maintains Ambac on negative watch. The bond may lose its AAA rating if Ambac is downgraded further. Merchants' investment advisor stress-tested this bond extensively and determined that even if the insurer was not able to support the bond the current market value was reasonable.

Interest Rate Risk

Interest rate risk is the exposure to a movement in interest rates, which, as described above, affects Merchants' net interest income. Asset and liability management is governed by policies reviewed and approved annually by Merchants Bank's Board of Directors. The ALCO meets frequently to review and develop asset/liability management strategies and tactics.

The ALCO is responsible for evaluating and managing the interest rate risk which arises naturally from imbalances in repricing, maturity and cash flow characteristics of Merchants' assets and liabilities. Techniques used by the ALCO take into consideration the cash flow and repricing attributes of balance sheet and off-balance sheet items and their relation to possible changes in interest rates. The ALCO manages interest rate exposure primarily by using on-balance sheet strategies, generally accomplished through the management of the duration, rate sensitivity and average lives of Merchants' various investments, and by extending or shortening maturities of borrowed funds, as well as carefully managing and monitoring the pricing of loans and deposits. The ALCO also considers the use of off-balance sheet strategies, such as interest rate caps and floors and interest rate swaps, to help minimize the Company's exposure to changes in interest rates. Merchants entered into a $30 million interest rate cap arrangement during January of 2007 to help mitigate its exposure to rising short-term interest rates. The cap is recorded on Merchants' balance sheet at fair value with subsequent changes in fair value recorded through earnings each quarter. Additionally, as Merchants began to reinvest in its investment portfolio during the second half of 2007, management also took advantage of the steepened yield curve to add some leverage to the balance sheet. Merchants borrowed $43.50 million during the fourth quarter of the year in a mix of bullet and amortizing FHLB advances, as well as structured repurchase agreements. The structured repurchase agreements have a five year final maturity, are callable in two years, and have embedded double caps that will provide additional protection if rates start to move up. The ALCO uses an outside consultant to perform rate shocks of its balance sheet and a variety of other analyses.

The ALCO is responsible for ensuring that Merchants Bank's Board of Directors receives accurate information regarding Merchants' interest rate risk position at least quarterly. The investment advisory firm and ALCO consultant meet collectively with the board and management level Asset and Liability Committees on a quarterly basis. During these meetings the ALCO consultant reviews Merchants' current position and discusses future strategies, and the investment advisor reports on the overall performance of the portfolio and performs modeling of the cash flow, effective duration, and yield characteristics of the portfolio under various interest rate scenarios; and also reviews and provides detail on individual holdings in the portfolio.


As of December 31, 2007 Merchants' one-year static gap position was a $247.17 million liability sensitive position, and had changed very little from the $255.16 million liability sensitive position at December 31, 2006. Merchants has established a target range for the change in net interest income, given a parallel 200 basis point change in interest rates, of zero to 7.5%. The net interest income simulation as of December 31, 2007 showed that the change in net interest income for the next 12 months from Merchants' expected or "most likely" forecast was as follows:

Rate Change	Percent Change in Net Interest Income

Up 200 basis points	(2.10%)
Down 200 basis points	1.30%

This analysis assumes a static balance sheet and parallel yield curve shifts from December 31, 2007 interest rate levels. As rates increase with a parallel yield curve shift net interest income decreases over the first year as increases in funding costs outstrip higher asset yields. The exposure to rising rates has been somewhat mitigated by the use of structured funding products. The margin starts to trend up again in year two as increases in funding costs subside while longer term asset cash flow continues to benefit from a higher rate environment. As rates fall with a parallel yield curve shift net interest income increases over the first year due to the short term funding base repricing more quickly than assets. Margins start to trend down in year two as the decline in liability costs slow while prepayment speeds on assets increase and are reinvested at lower yields. If the yield curve steepens as rates fall much of this exposure could be reduced or eliminated. The degree to which this exposure materializes will depend, in part, on Merchants' ability to manage deposit and loan rates as interest rates rise or fall.

The consultant also ran additional simulations, and modeled a down 200 basis points scenario with a steepening yield curve, and a 400 basis point upward movement in rates. Results from the steepening yield curve scenario showed that Merchants' margin would increase considerably when compared to the base scenario in a steepening environment. The results from the model with the 400 basis point upward parallel shift showed that margin decreased considerably through the first three years, then rebounded and moved up during years four and five. These types of dynamic analyses give the ALCO a more thorough understanding of how Merchants' balance sheet will perform in a variety of rate environments.

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

The most significant factors affecting market risk exposure of net interest income during the year ended December 31, 2007 were the shape and level of the U.S. Government securities and interest rate swap yield curve, and changes in the size and composition of the loan, investment and deposit portfolios. During 2007, the two year treasury decreased by 175 basis points and the ten year treasury decreased by 64 basis points, the spread between the two-year and the ten-year treasuries ended the year at 99 basis points, compared to a 12 basis point inversion at December 31, 2006.

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


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

Merchants' interest rate sensitivity gap ("gap") is pictured below as of December 31, 2007. Interest rate gap analysis provides a static view of the maturity and repricing characteristics of Merchants' on and off-balance sheet positions. Gap is defined as the difference between assets and liabilities repricing or maturing within specified periods. An asset-sensitive position (positive gap) indicates that there are more rate-sensitive assets than rate-sensitive liabilities repricing or maturing within a specified time period, which would imply a favorable impact on net interest income during periods of rising interest rates. Conversely, a liability-sensitive position (negative gap) generally implies a favorable impact on net interest income during periods of falling interest rates. There are certain limitations inherent in a static gap analysis. These limitations include the fact that it is a static measurement and that it does not reflect the degrees to which interest earning assets and interest bearing deposits may respond non-proportionally to changes in market interest rates. Although the ALCO reviews all assumptions used in the model in detail, assets and liabilities do not always have clear repricing dates, and may reprice earlier or later than assumed in the model.

	Repricing Date

(In thousands)	One Day To Six Months	Over Six Months To One Year	One Year To Five Years	Over Five Years	Total

Interest-earning assets
Loans	$ 201,198	$ 70,647	$357,545	$102,118	$ 731,508
U.S. Treasury & Agency Securities	4,904	4,903	6,193	--	16,000
Mortgage Backed Securities and Collateralized Mortgage Obligations	38,988	34,658	174,816	43,815	292,277
Other securities	13,553	6,083	33,438	4,240	57,314
Interest bearing cash equivalents	25,214	--	--	--	25,214

Total interest-earning assets	$ 283,857	$ 116,291	$571,992	$150,173	$1,122,313

Interest-bearing liabilities:
Interest-bearing deposits	$ 367,674	$ 132,633	$243,786	--	$ 744,093
Short-term borrowings	98,917	--	--	--	98,917
Long-term debt	41,472	6,619	75,145	1,000	124,236

Total interest-bearing liabilities	$ 508,063	$ 139,252	$318,931	$ 1,000	$ 967,246

Cumulative Gap	$(224,206)	$(247,167)	$ 5,894	$155,067
Cumulative Gap as a % of
average earning assets	(20.85%)	(22.98%)	0.55%	14.42%

Based on historical experience and Merchants' internal repricing policies, it is Merchants' practice to present repricing of statement savings, savings deposits, Free Checking for Life and NOW account balances in the "One Year to Five Years" category. Merchants' experience has shown that the rates on these deposits tend to be less rate-sensitive than other types of deposits.

Credit Risk

The Board of Directors reviews and approves Merchants' loan policy on an annual basis. Among other things, the loan policy establishes restrictions regarding the types of loans that may be granted, and the distribution of loan types within Merchants' portfolio. Merchants Bank's Board of Directors grants each loan officer the authority to originate loans on behalf of Merchants, subject to certain limitations. These authorized lending limits are reviewed at least annually and are based upon the lender's knowledge and experience. Loan requests that exceed a lender's authority require the signature of Merchants' credit division manager, senior loan officer, and/or president. All extensions of credit of $2.5 million or greater to any one borrower or related party interest are reviewed and approved by the Loan Committee of Merchants Bank's Board of Directors. Merchants' loan portfolio is continuously monitored for performance, creditworthiness and strength of documentation through the use of a variety of management reports and, through 2007, the assistance of an external loan review firm. The loan review function will be moved in-house during 2008. This will give management better control of timing, focus, scope and depth of reviews going forward. Credit ratings are assigned to commercial loans and are routinely reviewed. Loan officers, under the supervision of the Senior Lender and Senior Credit Officer, take remedial actions to assure full and timely payment of loan balances when necessary. Merchants' policy is to discontinue the accrual of interest on loans when scheduled payments become contractually past due 90 or more days and the ultimate collectibility of principal or interest become doubtful. In certain instances the accrual of interest is discontinued prior to 90 days past due if management determines that the borrower will not be able to continue making timely payments.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Merchants Bancshares, Inc.
Consolidated Balance Sheets

(In thousands except share and share data)	December 31, 2007	December 31, 2006

ASSETS
Cash and cash equivalents	$ 29,720	$ 36,706
Federal funds sold and other short-term investments	20,100	42,000

Total cash and cash equivalents	49,820	78,706

Investments:
Securities available for sale, at fair value	361,512	333,958
Securities held to maturity (fair value of $4,283 and $5,804)	4,078	5,615

Total investments	365,590	339,573

Loans	731,508	689,283
Less: Allowance for loan losses	8,002	6,911

Net loans	723,506	682,372

Federal Home Loan Bank stock	5,114	5,486
Bank premises and equipment, net	11,484	12,538
Investment in real estate limited partnerships	7,215	8,925
Other assets	8,014	9,358

Total assets	$1,170,743	$1,136,958

LIABILITIES
Deposits:
Demand deposits	$ 123,344	$ 122,036
Savings, NOW and money market accounts	411,321	442,442
Time deposits $100 thousand and greater	85,738	76,822
Other time deposits	247,034	236,052

Total deposits	867,437	877,352

Securities sold under agreements to repurchase and other short-term debt	98,917	90,547
Securities sold under agreements to repurchase, long-term	41,500	20,000
Other long-term debt	62,117	53,863
Junior subordinated debentures issued to unconsolidated subsidiary trust	20,619	20,619
Other liabilities	4,846	4,880

Total liabilities	1,095,436	1,067,261

Commitments and contingencies (Note 14)
SHAREHOLDERS' EQUITY
Preferred stock Class A non-voting Shares authorized - 200,000, none outstanding	--	--
Preferred stock Class B voting Shares authorized - 1,500,000, none outstanding	--	--
Common stock, $.01 par value	67	67
Shares authorized	10,000,000
Issued	As of December 31, 2007	6,651,760
As of December 31, 2006	6,651,760
Outstanding	As of December 31, 2007	5,770,948
As of December 31, 2006	5,873,290
Capital in excess of par value	37,264	37,413
Retained earnings	52,570	48,609
Treasury stock, at cost	(19,214)	(16,766)
As of December 31, 2007	880,812
As of December 31, 2006	778,470
Deferred compensation arrangements	6,042	5,833
Accumulated other comprehensive loss	(1,422)	(5,459)

Total shareholders' equity	75,307	69,697

Total liabilities and shareholders' equity	$1,170,743	$1,136,958

See accompanying notes to consolidated financial statements.

Merchants Bancshares, Inc.
Consolidated Statements of Income

	Years Ended December 31,
(In thousands except share and per share data)	2007	2006	2005

INTEREST AND DIVIDEND INCOME:
Interest and fees on loans	$ 47,269	$ 43,446	$ 36,627
Investment income:
Interest on debt securities	15,096	17,709	16,762
Dividends	352	467	381
Interest on fed funds sold, short-term investments and interest bearing deposits	1,882	375	39

Total interest and dividend income	64,599	61,997	53,809

INTEREST EXPENSE:
Savings, NOW and money market accounts	4,779	5,191	3,940
Time deposits $100 thousand and greater	2,816	2,025	1,136
Other time deposits	10,365	7,453	3,925
Securities sold under agreement to repurchase and other short-term debt	3,503	4,060	1,517
Long-term debt	4,923	4,560	3,356

Total interest expense	26,386	23,289	13,874

Net interest income	38,213	38,708	39,935
Provision for loan losses	1,150	--	--

Net interest income after provision for loan losses	37,063	38,708	39,935

NONINTEREST INCOME:
Trust company income	1,957	1,763	1,652
Service charges on deposits	5,474	5,276	4,985
Net losses on investment securities	(97)	(464)	(32)
Equity in losses of real estate limited partnerships	(1,484)	(1,535)	(1,712)
Other	3,494	3,148	2,907

Total noninterest income	9,344	8,188	7,800

NONINTEREST EXPENSES:
Salaries and wages	12,211	12,226	12,256
Employee benefits	3,421	3,923	3,622
Occupancy expense	3,252	3,180	3,104
Equipment expense	2,761	2,841	3,013
Legal and professional fees	2,411	2,432	2,112
Marketing	1,199	1,455	1,372
State franchise taxes	992	941	948
Other real estate owned	383	52	15
Other	5,658	5,674	5,640

Total noninterest expenses	32,288	32,724	32,082

Income before provision for income taxes	14,119	14,172	15,653
Provision for income taxes	3,261	3,301	3,751

NET INCOME	$ 10,858	$ 10,871	$ 11,902

Basic earnings per common share	$ 1.77	$ 1.73	$ 1.88
Diluted earnings per common share	$ 1.76	$ 1.73	$ 1.87

Weighted average common shares outstanding	6,148,494	6,275,709	6,318,524
Weighted average diluted shares outstanding	6,164,441	6,299,763	6,360,675

See accompanying notes to the consolidated financial statements.

Merchants Bancshares, Inc.
Consolidated Statements of Comprehensive Income

	Years Ended December 31,
(In thousands)	2007	2006	2005

Net income	$10,858	$10,871	$11,902
Other comprehensive income (loss), net of tax:
Change in net unrealized gain (loss) on securities available for sale, net of taxes of $1,911, $342, and $(2,553)	3,548	636	(4,741)
Reclassification adjustments for securities losses included in net income, net of taxes of $34, $162, and $11	63	302	21
Impact of transfer of securities from available for sale to held to maturity net of taxes of $0, $1, and $(5)	--	1	(10)
Amortization of previously recorded pension amounts, net of taxes of $229, $0 and $0	426	--	--
Minimum pension liability adjustment, net of taxes of $0, $132, and $219	--	246	407

Other comprehensive income (loss)	4,037	1,185	(4,323)

Comprehensive income	$14,895	$12,056	$ 7,579

See accompanying notes to the consolidated financial statements.

Merchants Bancshares, Inc.
Consolidated Statements of Changes in Shareholders' Equity
For the Years Ended December 31, 2007, 2006 and 2005
(In thousands except per share data)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Deferred Compensation Arrangements	Accumulated Other Comprehensive Loss	Total

Balance at December 31, 2004	$67	$34,490	$ 38,893	$(11,065)	$5,120	$(2,321)	$ 65,184

Net income	--	--	11,902	--	--	--	11,902
Dividends paid ($1.08 per share)	--	--	(6,830)	--	--	--	(6,830)
Purchase of treasury stock	--	--	--	(4,474)	--	--	(4,474)
Sale of treasury stock	--	2,159	--	1,408	--	--	3,567
Director's deferred compensation, net	--	--	--	271	(37)	--	234
Shares issued under stock plans, net of excess tax benefit	--	368	--	(23)	--	--	345
Dividend reinvestment plan	--	311	--	150	331	--	792
Other comprehensive loss	--	--	--	--	--	(4,323)	(4,323)

Balance at December 31, 2005	$67	$37,328	$ 43,965	$(13,733)	$5,414	$(6,644)	$ 66,397

Cumulative adjustment to beginning retained earnings under SAB No. 108 (Note 18)	--	--	810	--	--	--	810

Adjusted balance at January 1, 2006	$67	$37,328	$ 44,775	$(13,733)	$5,414	$(6,644)	$ 67,207
Net income	--	--	10,871	--	--	--	10,871
Reclassification of unearned compensation related to risk premium shares upon adoption of SFAS 123(R)	--	(82)	--	--	82	--	--
Dividends paid ($1.12 per share)	--	--	(7,037)	--	--	--	(7,037)
Purchase of treasury stock	--	--	--	(3,993)	--	--	(3,993)
Sale of treasury stock	--	2	--	9	--	--	11
Director's deferred compensation, net	--	(12)	--	282	(12)	--	258
Shares issued under stock plans, net of excess tax benefit	--	(9)	--	360	--	--	351
Stock option expense	--	10	--	--	--	--	10
Dividend reinvestment plan	--	176	--	309	349	--	834
Other comprehensive income	--	--	--	--	--	1,185	1,185

Balance at December 31, 2006	$67	$37,413	$ 48,609	$(16,766)	$5,833	$(5,459)	$ 69,697

Net income	--	--	10,858	--	--	--	10,858
Dividends paid ($1.12 per share)	--	--	(6,897)	--	--	--	(6,897)
Purchase of treasury stock	--	--	--	(3,483)	--	--	(3,483)
Sale of treasury stock	--	--	--	12	--	--	12
Director's deferred compensation, net	--	14	--	268	(144)	--	138
Shares issued under stock plans, net of excess tax benefit	--	(152)	--	322	--	--	170
Stock option expense	--	16	--	--	--	--	16
Dividend reinvestment plan	--	(27)	--	433	353	--	759
Other comprehensive loss	--	--	--	--	--	4,037	4,037

Balance at December 31, 2007	$67	$37,264	$ 52,570	$(19,214)	$6,042	$(1,422)	$ 75,307

See accompanying notes to consolidated financial statements.

Merchants Bancshares, Inc.
Consolidated Statements of Cash Flows

For the Years Ended December 31,	2007	2006	2005

(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 10,858	$ 10,871	$ 11,902
Adjustments to reconcile net income to net cash provided by Operating activities:
Provision for loan losses	1,150	--	--
Deferred tax (benefit) expense	(976)	(83)	1,364
Tax benefit from exercise of stock options	--	--	270
Depreciation and amortization	2,993	4,073	5,417
Stock option expense	16	10	--
Net losses on investment securities	97	464	32
Gains from sales of loans, net	(150)	--	(74)
Net losses on disposition of premises and equipment	10	8	20
Net gains on sales of other real estate owned	(41)	--	--
Equity in losses of real estate limited partnerships, net	1,744	1,690	1,760
Changes in assets and liabilities:
Decrease (increase) in interest receivable	108	(268)	(129)
(Increase) decrease in other assets	(1,619)	817	159
Increase (decrease) in interest payable	238	(544)	417
Increase (decrease) in other liabilities	1,187	1,161	(205)

Net cash provided by operating activities	15,615	18,199	20,933

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investment securities available for sale	6,417	22,024	18,636
Proceeds from maturities of investment securities available for sale	71,013	77,146	94,077
Proceeds from maturities of investment securities held to maturity	1,539	2,053	11,862
Proceeds from redemption of Federal Home Loan Bank stock	372	3,872	--
Purchases of investment securities available for sale	(100,417)	(51,047)	(148,662)
Loan originations in excess of principal payments	(43,894)	(83,470)	(24,995)
Purchases of Federal Home Loan Bank stock	--	(462)	(1,349)
Proceeds from sales of loans, net	1,262	--	3,060
Proceeds from sales of premises and equipment	--	--	272
Proceeds from sales of other real estate owned	299	54	--
Proceeds from sale of real estate limited partnership investment	1,141	--	--
Real estate limited partnership investments	(36)	(1,254)	(2,533)
Gain on sale of real estate limited partnership investment	(259)	--	--
Purchases of bank premises and equipment	(846)	(2,481)	(1,808)

Net cash used in investing activities	(63,409)	(33,565)	(51,440)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in deposits	(9,915)	22,776	20,412
Net decrease in short-term borrowings	(1,833)	(48,988)	(4,386)
Proceeds from long-term debt	23,825	30,000	45,000
Net increase in securities sold under agreement to repurchase-short term	10,203	86,547	20,000
Net increase in securities sold under agreement to repurchase-long term	21,500	--	--
Principal payments on long-term debt	(15,571)	(31,901)	(38,993)
Cash dividends paid	(6,138)	(6,203)	(6,039)
Purchases of treasury stock	(3,483)	(3,993)	(4,474)
Sale of treasury stock	12	11	3,567
Increase in deferred compensation arrangements	138	258	234
Proceeds from exercise of stock options	155	231	75
Tax benefit from exercise of stock options	15	120	--

Net cash provided by financing activities	18,908	48,858	35,396

(Decrease) increase in cash and cash equivalents	(28,886)	33,492	4,889
Cash and cash equivalents beginning of year	78,706	45,214	40,325

Cash and cash equivalents end of period	$ 49,820	$ 78,706	$ 45,214

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Total interest payments	$ 26,148	$ 23,833	$ 13,457
Total income tax payments	3,800	2,322	860
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Distribution of stock under deferred compensation arrangements	268	282	271
Distribution of treasury stock in lieu of cash dividend	759	834	792
Transfer of loans to other real estate owned	475	312	--

See accompanying notes to consolidated financial statements.

Merchants Bancshares, Inc.
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Merchants Bancshares, Inc. and its wholly owned subsidiary Merchants Bank and Merchants Properties, Inc., as well as Merchants Bank's wholly owned subsidiary Merchants Trust Company (collectively "Merchants"). All material intercompany accounts and transactions are eliminated in consolidation. Merchants Bank and Merchants Trust Company offer a full range of deposit, loan, cash management, and trust services to meet the financial needs of individual consumers, businesses and municipalities at 36 full-service banking offices throughout the state of Vermont.

Management's Use of Estimates in Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of income and expenses during the reporting periods. The most significant estimates include those used in determining the allowance for loan losses, income taxes, and interest income recognition on loans and investments. Operating results in the future may vary from the amounts derived from management's estimates and assumptions.

Cash and Cash Equivalents
Cash and cash equivalents consist of cash on hand, amounts due from banks, Federal Funds sold and other short-term investments in the accompanying consolidated statements of cash flows.

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

Transfers from securities available for sale to securities held to maturity are recorded at the securities' fair values on the date of the transfer. Any net unrealized gains or losses continue to be included as a separate component of accumulated other comprehensive income (loss), on a net of tax basis. As long as the securities are carried in the held to maturity portfolio, such amounts are amortized (accreted) over the estimated remaining life of the transferred securities as an adjustment to yield in a manner consistent with the amortization of premiums and discounts.

Interest and dividend income, including amortization of premiums and discounts, are recorded in earnings for all categories of investment securities. Discounts and premiums related to debt securities are amortized using the level-yield method.

Management reviews reductions in fair value below book value of investment securities to determine whether the impairment is other than temporary. If the impairment is determined to be other than temporary in nature, the carrying value of the security is written down to the appropriate level by a charge to earnings in the period of determination.

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

A loan is considered impaired when it is probable that Merchants will be unable to collect all principal and interest due according to the contractual terms of the loan agreement. This treatment does not apply to large groups of smaller-balance homogenous loans that are collectively evaluated for impairment, such as residential mortgage and consumer loans. When a loan is impaired, Merchants measures an impairment loss equal to the excess, if any, of the loan's carrying amount over (1) the present value of expected future cash flows discounted at the loans original effective interest rate, (2) the observable market price of the impaired loan, or (3) the fair value of the collateral securing a collateral-dependent loan. When a loan is deemed to have an impairment loss, a valuation allowance is established as part of the overall allowance for loan losses. The bank recognizes interest income on impaired loans consistent with its nonaccrual policy for loans generally.

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

Loans may be returned to accrual status when all principal and interest amounts contractually due, including arrearages, are reasonably assured of repayment within an acceptable period of time, and there is a sustained period of repayment performance (generally a minimum of six months) by the borrower, in accordance with the contractual terms of the loans.

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

Premises and Equipment

Premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are provided using straightline and accelerated methods at rates that depreciate the original cost of the premises and equipment over their estimated useful lives. Expenditures for maintenance, repairs and renewals of minor items are generally charged to expense as incurred. When premises and equipment are replaced, retired, or deemed no longer useful they are written down to estimated selling price less costs to sell by a charge to current earnings.

Income Taxes

Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. Low-income housing tax credits and historic rehabilitation credits are recognized as a reduction of income tax expense in the year in which they are earned. Interest and penalties for 2007 and 2006 were insignificant and were classified as other noninterest expense in Merchants' consolidated statement of income.

Investments in Real Estate Limited Partnerships

Merchants has investments in various real estate limited partnerships that acquire, develop, own and operate low and moderate-income housing. Merchants' ownership interest in these limited partnerships ranges from 3.3% to 99% as of December 31, 2007. Merchants accounts for its investments in limited partnerships, where Merchants neither actively participates nor has a controlling interest, under the equity method of accounting. During 2007, Merchants sold the only limited partnership in which it was a general partner. Prior to the sale, Merchants consolidated the financial statements of the limited partnership as it was the general partner, was actively involved in management, and had a controlling interest.

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

Intangible Assets

Premiums paid for the purchase of core deposits are recorded as other assets and amortized using straight-line and accelerated methods over 7 to 15 years. As of December 31, 2007, such intangible assets totaled approximately $93 thousand and are included in other assets on the consolidated balance sheets.

Stock-Based Compensation

Merchants has granted stock options to certain key employees. The options are exercisable immediately after the vesting period. Stock options may be granted at any price determined by the Nominating and Governance Committee of Merchants' Board of Directors. All stock options have been granted at or above fair market value at the date of grant.

Effective January 1, 2006, Merchants adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123R, "Share-Based Payment," using a modified prospective application. The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model that requires Merchants to develop estimates for assumptions used in the model. The Black-Scholes valuation model uses the following assumptions: expected volatility, expected term of option, risk-free interest rate and dividend yield. Expected volatility estimates are


developed by Merchants based on historical volatility of Merchants' stock. Merchants uses historical data to estimate the expected term of the options. The risk-free interest rate for periods within the expected life of the option is based on the U.S. Treasury yield in effect at the grant date.

Employee Benefit Costs

Prior to 1995 Merchants maintained a non-contributory pension plan covering substantially all employees that met eligibility requirements. The plan was curtailed in 1995. The cost of this plan, based on actuarial computations of current and future benefits, is charged to current operating expenses. Effective December 31, 2006, Merchants adopted SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Post Retirements Plans - An Amendment of Financial Accounting Standards Board ("FASB") Statements No. 87, 88, 106 and 132 (R)", which requires the recognition of the overfunded or underfunded status of a single employer defined benefit post retirement plan as an asset or liability on the consolidated balance sheets and to recognize changes in the funded status in comprehensive income in the year in which the change occurred. However, gains or losses, prior service costs or credits, and transition assets or obligations that have not yet been included in net periodic benefit costs as of the end of 2006, the fiscal year in which SFAS No. 158 is initially applied, are to be recognized as components of the ending balance of accumulated other comprehensive income, net of tax, subsequent to December 31, 2006.

Earnings Per Share

Basic earnings per share are calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per share are computed in a manner similar to that of basic earnings per share except that the weighted average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares (such as stock options and unvested restricted stock awards) were issued during the period, computed using the treasury stock method.

Derivative Financial Instruments and Hedging Activities

Derivative instruments utilized by Merchants have included interest rate floor, cap and swap agreements. Merchants is an end-user of derivative instruments and does not conduct trading activities for derivatives.

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

Recent Accounting Pronouncements

In December 2007, the FASB issued revised SFAS No. 141, "Business Combinations," or SFAS No. 141(R). SFAS No. 141(R) retains the fundamental requirements of SFAS No. 141 that the acquisition method of accounting (formerly the purchase method) be used for all business combinations; that an acquirer be identified for each business combination; and that intangible assets be identified and recognized separately from goodwill. SFAS No. 141(R) requires the acquiring entity in a business combination to recognize the assets acquired, the liabilities assumed and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. Additionally, SFAS No. 141(R) changes the requirements for recognizing assets acquired and liabilities assumed arising from contingencies and recognizing and measuring contingent consideration. SFAS No. 141(R) also enhances the disclosure requirements for business combinations. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and may not be applied before that date.


In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115," which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. At the effective date, an entity may elect the fair value option for eligible items that exist at that date and report the effect of the first re-measurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. Subsequent to the effective date, unrealized gains and losses on items for which the fair value option has been elected are to be reported in earnings. If the fair value option is elected for any available-for-sale or held-to-maturity securities at the effective date, cumulative unrealized gains and losses at that date are included in the cumulative-effect adjustment and those securities are to be reported as trading securities under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," but the accounting for a transfer to the trading category under SFAS No. 115 does not apply. Electing the fair value option for an existing held-to-maturity security will not call into question the intent of an entity to hold other debt securities to maturity in the future. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value and does not eliminate disclosure requirements included in other accounting standards. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption was permitted; however, we did not elect early adoption and therefore adopted the standard as of January 1, 2008. Upon adoption, we did not elect the fair value option for eligible items that existed at January 1, 2008.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The expanded disclosures include a requirement to disclose fair value measurements according to a hierarchy, segregating measurements using (1) quoted prices in active markets for identical assets and liabilities, (2) significant other observable inputs and (3) significant unobservable inputs. SFAS No. 157 applies only to fair value measurements already required or permitted by other accounting standards and does not impose requirements for additional fair value measures. SFAS No. 157 was issued to increase consistency and comparability in reporting fair values. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The provisions are to be applied prospectively as of the beginning of the fiscal year in which the statement is initially applied, with certain exceptions. A transition adjustment, measured as the difference between the carrying amounts and the fair values of certain specific financial instruments at the date SFAS No. 157 is initially applied, is to be recognized as a cumulative-effect adjustment to the opening balance of retained earnings for the fiscal year in which SFAS No. 157 is initially applied. SFAS No. 157 will affect certain of our fair value disclosures, but is not expected to have a material impact on our financial condition or results of operations.

Reclassifications
Reclassifications are made to prior years' consolidated financial statements whenever necessary to conform to the current year's presentation.

(2) INVESTMENT SECURITIES

Investments in securities are classified as available for sale or held to maturity as of December 31, 2007 and 2006. The amortized cost and fair values of the securities classified as available for sale and held to maturity as of December 31, 2007 and 2006 are as follows:

SECURITIES AVAILABLE FOR SALE:

(In thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value

2007
U.S. Treasury Obligations	$ 250	$ 5	$ --	$ 255
U.S. Agency Obligations	15,750	91	1	15,840
Residential Real Estate Mortgage-backed Securities	164,072	1,075	583	164,564
Commercial Real Estate Mortgage-backed Securities	36,396	9	322	36,083
Collateralized Mortgage Obligations	122,453	447	763	122,137
Corporate Bonds	14,298	96	78	14,316
Asset Backed Securities	8,402	2	87	8,317

	$361,621	$1,725	$1,834	$361,512

(In thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value

2006
U.S. Treasury Obligations	$ 200	$ --	$ 1	$ 199
U.S. Agency Obligations	21,739	135	115	21,759
Residential Real Estate Mortgage-backed Securities	122,509	217	2,260	120,466
Commercial Real Estate Mortgage-backed Securities	48,655	--	1,089	47,566
Collateralized Mortgage Obligations	111,375	44	2,099	109,320
Corporate Bonds	23,151	8	350	22,809
Asset Backed Securities	11,995	9	165	11,839

	$339,624	$413	$6,079	$333,958

SECURITIES HELD TO MATURITY:

(In thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value

2007
Residential Real Estate Mortgage-backed Securities	$4,078	$205	$--	$4,283

	$4,078	$205	$--	$4,283

(In thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value

2006
Residential Real Estate Mortgage-backed Securities	$5,615	$189	$--	$5,804

	$5,615	$189	$--	$5,804

There were no securities classified as trading at December 31, 2007 and 2006.

The contractual final maturity distribution of the debt securities classified as available for sale and held to maturity as of December 31, 2007, are as follows:

SECURITIES AVAILABLE FOR SALE:

(In thousands)	Within One Year	After One But Within Five Years	After Five But Within Ten Years	After Ten Years	Total

U.S. Treasury Obligations	$ --	$ 255	$ --	$ --	$ 255
U.S. Agency Obligations	4,022	11,818	--	--	15,840
Residential Real Estate Mortgage-backed Securities	2,012	19,694	39,580	103,278	164,564
Commercial Real Estate Mortgage-backed Securities	--	1,881	--	34,202	36,083
Collateralized Mortgage Obligations	--	5,337	14,170	102,630	122,137
Corporate Bonds	3,249	8,638	2,429	--	14,316
Asset Backed Securities	--	2,493	--	5,824	8,317

	$9,283	$50,116	$56,179	$245,934	$361,512

SECURITIES HELD TO MATURITY:

(In thousands)	Within One Year	After One But Within Five Years	After Five But Within Ten Years	After Ten Years	Total

Residential Real Estate Mortgage-backed Securities	$23	$864	$2,244	$947	$4,078

Actual maturities will differ from contractual maturities because borrowers may have rights to call or prepay obligations. Maturities of mortgage-backed securities and collateralized mortgage obligations are based on final contractual maturities.

Proceeds from sales of available for sale debt securities were $6.42 million, $22.02 million and $18.64 million during 2007, 2006 and 2005, respectively. Gross gains of zero, zero and $121 thousand; and gross losses of $97 thousand, $464 thousand and $153 thousand were realized from sales of securities in 2007, 2006 and 2005, respectively.

Securities with a book value of $174.32 million and $152.20 million at December 31, 2007 and 2006, respectively, were pledged to secure U.S. Treasury borrowings, public deposits, securities sold under agreements to repurchase, and for other purposes required by law.

Gross unrealized losses on investment securities available for sale and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position, at December 31, 2007, were as follows:

	Less Than 12 Months		12 Months or More		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Treasury Obligations	$ --	$ --	$ --	$ --	$ --	$ --
U.S. Agency Obligations	--	--	3,996	1	3,996	1
Residential Real Estate Mortgage-backed Securities	2,046	10	52,532	573	54,578	583
Commercial Real Estate Mortgage-backed Securities	2,030	1	29,279	321	31,309	322
Collateralized Mortgage Obligations	6,026	80	63,777	683	69,803	763
Corporate Bonds	983	15	6,663	62	7,646	77
Asset Backed Securities	--	--	7,854	88	7,854	88

	$11,085	$106	$164,101	$1,728	$175,186	$1,834


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

There were no securities held to maturity with unrealized losses as of December 31, 2007 and 2006.

Unrealized losses on investment securities result from the cost basis of the security being higher than its current fair market value. These discrepancies generally occur because of changes in interest rates since the time of purchase, or because the credit quality of the issuer has deteriorated. Merchants performs a quarterly analysis of each security in its portfolio to determine if impairment exists, and if it does, whether that impairment is other than temporary. Current accounting literature requires that Merchants must demonstrate an ability and intent to hold impaired securities until full recovery of their cost basis. The ability to hold the impaired securities is primarily dependent on Merchants' current capital and liquidity position. Merchants currently intends to hold all temporarily impaired securities to full recovery, which may be until final maturity.

At December 31, 2007 Merchants had securities with a fair value of $164.10 million that had been impaired for twelve months or longer due to interest rates currently being higher than at the time of purchase. The total unrealized loss on these securities was $1.73 million at December 31, 2007, a decline of $4.26 million from the December 31, 2006 unrealized loss of $5.99 million. Of the $164.10 million, $4.00 million consists of an agency security that is currently performing as expected; $116.31 million of these impaired securities consisted of residential mortgage-backed securities and collateralized mortgage obligations that carry AAA ratings or Agency-implied AAA credit ratings, and are currently performing as expected. Merchants does not consider these securities to be other than temporarily impaired and has the intent and ability to hold these investments until a market price recovery which could be maturity.

At December 31, 2007 Merchants had 16 commercial mortgage-backed securities ("CMBS") with a fair value of $29.28 million that had been impaired for twelve months or longer. These bonds are all rated AAA and are backed by a variety of types of commercial real estate. Merchants looks at the overall structure of these bonds for, among other things, low historical default rates, low loan-to-value ratios, prepayment penalties and lock-outs, and good geographic and property type diversity as part of its pre-purchase evaluation. Merchants does not consider these securities to be other than temporarily impaired and has the intent and ability to hold these investments until a market price recovery which could be maturity.

Merchants had five corporate bonds with a fair value of $6.66 million that had been impaired for twelve months or longer. These losses were caused by interest rate fluctuations. The bonds in this asset class are rated A- to AAA. Additionally, Merchants had four asset-backed securities with a fair value of $7.85 million that had been impaired for twelve months or longer. The bonds in this asset class carry AAA ratings and are currently performing as expected. Merchants does not consider these securities to be other than temporarily impaired and has the intent and ability to hold these investments until a market price recovery which could be maturity.

(3) LOANS

The composition of the loan portfolio at December 31, 2007 and 2006 is as follows:

(In thousands)	2007		2006

Commercial, Financial and Agricultural	$ 92,740		$ 73,512
Real Estate - Residential	356,472		323,885
Real Estate - Commercial	234,675		250,526
Real Estate - Construction	39,347		33,167
Installment Loans to individuals	7,220		7,133
All Other Loans (including overdrafts)	1,054		1,060

Total Loans	$731,508		$689,283

At December 31, 2007 and 2006, total loans included $22 thousand and $95 thousand, respectively, of net deferred loan fees. The aggregate amount of overdrawn deposit balances classified as loan balances was $1.05 million and $1.06 million at December 31, 2007 and 2006, respectively.

Residential and commercial loans serviced for others at December 31, 2007 and 2006 amounted to approximately $10.68 million and $11.5 million, respectively.

Merchants primarily originates residential real estate, commercial, commercial real estate, and installment loans to customers throughout the state of Vermont. There are no significant industry concentrations in the loan portfolio. There was significant disruption and volatility in the financial and capital markets during the second half of 2007. Turmoil in the mortgage market adversely impacted the domestic markets, and led to a significant credit and liquidity crisis. These market conditions were attributable to a variety of factors, in particular the fallout associated with subprime mortgage loans (a type of lending Merchants has never actively pursued). The disruption has been exacerbated by the continued decline of the real estate and housing markets. While continuing to adhere to prudent underwriting standards, Merchants is not immune to some negative consequences arising from overall economic weakness and, in particular, a sharp downturn in the housing market in Vermont. Decreases in real estate values could adversely affect the value of property used as collateral for loans. Adverse changes in the economy may have a negative effect on the ability of Merchants' borrowers to make timely loan payments, which would have an adverse impact on earnings. An increase in loan delinquencies would decrease net interest income and adversely impact loan loss experience, causing increases in the provision and allowance for loan losses.

A summary of changes in the allowance for credit losses for the years ended December 31, 2007, 2006 and 2005 is as follows:

(In thousands)	2007	2006	2005

Balance, Beginning of Year	$7,281	$7,083	$7,512
Provision for Loan Losses	1,150	--	--
Loans Charged Off	(432)	(63)	(693)
Recoveries	351	261	264

Balance, End of Year	$8,350	$7,281	$7,083

Components:

Allowance for Loan Losses	$8,002	$6,911	$7,083
Reserve for Undisbursed Lines of Credit (1)	348	370	--

Allowance for Credit Losses	$8,350	$7,281	$7,083

(1)	Effective March 31, 2006 Merchants transferred the portion of the allowance for loan losses related to undisbursed lines of credit to other liabilities.


Impaired loans consist primarily of large, nonaccrual, construction, commercial and commercial real estate loans. Total impaired loans were approximately $8.87 million, $2.29 million and $2.01 million at December 31, 2007, 2006 and 2005, respectively. At December 31, 2007 $7.20 million of the impaired loans had a specific reserve allocation of $614 thousand, and $1.67 million of the impaired loans had no specific reserve allocation. At December 31, 2006, $377 thousand of the impaired loans had a specific reserve allocation of $37 thousand and $1.92 million of the impaired loans had no specific reserve allocation. At December 31, 2005 there was no specific reserve allocation. Interest payments on impaired loans are generally recorded as principal reductions if the remaining loan balance is not expected to be paid in full. If full collection of the remaining loan balance is expected, interest income is recognized on a cash basis. Merchants recorded interest income on impaired loans of approximately $21 thousand, $12 thousand and $18 thousand and during 2007, 2006 and 2005, respectively. The average balance of impaired loans was $5.9 million in 2007, $2.0 million in 2006 and $3.3 million in 2005.

Nonperforming loans at December 31, 2007 and 2006 are as follows:

	(In thousands)	2007	2006

	Nonaccrual loans	$9,018	$2,606
	Restructured loans	156	92
	90 days past due and still accruing interest	57	--

	Total nonperforming loans	$9,231	$2,698

The above disclosed restructured loans were performing in accordance with modified agreements with the borrowers at December 31, 2007 and 2006. Merchants recorded interest income on restructured loans of approximately $8 thousand for 2007. There are no commitments to lend additional funds to borrowers whose loans have been modified in a troubled debt restructuring. Merchants had $806 thousand in commitments to lend additional funds to borrowers whose loans were nonperforming at December 31, 2007. Merchants' Other Real Estate Owned balance was $475 thousand at December 31, 2007 and $258 thousand at December 31, 2006.

The amount of interest which was not earned, but which would have been earned had Merchants' nonaccrual and restructured loans performed in accordance with their original terms and conditions, was approximately $475 thousand, $225 thousand and $181 thousand in 2007, 2006 and 2005, respectively.

An analysis of loans to directors, executive officers, and associates of such persons for the year ended December 31, 2007, is as follows:

	(In thousands)

	Balance, December 31, 2006	$3,366
	Additions	648
	Repayments	(498)
	Other repayments (1)	(189)

	Balance, December 31, 2007	$3,327

(1)	Other repayments pertain to a change in executive officers

It is the policy of Merchants to make loans to directors, executive officers, and associates of such persons on substantially the same terms, including interest rates and collateral, as those prevailing for comparable lending transactions with other persons.

(4) PREMISES AND EQUIPMENT

The components of premises and equipment included in the accompanying consolidated balance sheets are as follows:
	2007	2006	Estimated Useful Lives

	(In Thousands)		(In Years)
Land	$ 757	$ 757	N/A
Bank Premises	14,021	13,860	39
Leasehold Improvements	3,691	3,675	5 - 20
Furniture, Equipment and Software	14,297	14,209	3 - 7

	32,766	32,501
Less: Accumulated Depreciation and Amortization	21,282	19,963

	$11,484	$12,538

Depreciation and amortization expense related to premises and equipment amounted to $1.89 million, $2.07 million and $2.20 million in 2007, 2006 and 2005, respectively.

Merchants occupies certain banking offices under noncancellable operating lease agreements expiring at various dates over the next 20 years. The majority of leases have multiple options with escalation clauses for increases associated with the cost of living or other variable expenses over time. Rent expense on these properties totaled $667 thousand, $657 thousand and $561 thousand for the years ended December 31, 2007, 2006 and 2005, respectively. Minimum lease payments on these properties subsequent to December 31, 2007 are as follows: 2008 - $771 thousand; 2009 - $782 thousand; 2010 - $729 thousand; 2011 - $665 thousand; 2012 - $604 thousand and $3.10 million thereafter.

Amortization of intangible assets amounted to $186 thousand, $303 thousand and $327 thousand in 2007, 2006 and 2005, respectively. Amortization for these intangibles is $93 thousand for 2008 and is zero thereafter.

(5) TIME DEPOSITS

Scheduled maturities of time deposits at December 31, 2007 were as follows:

(In thousands)

Mature in year ending December 31,
2008	$308,461
2009	14,005
2010	4,417
2011	2,970
2012	2,919
Thereafter	--

Total time deposits	$332,772

Time deposits greater than $100 thousand totaled $85.74 million and $76.82 million as of December 31, 2007 and 2006, respectively. Interest expense on time deposits greater than $100 thousand amounted to $2.82 million, $2.03 million and $1.14 million for the years ended December 31, 2007, 2006 and 2005, respectively.

(6) SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER SHORT-TERM DEBT

Securities sold under agreements to repurchase and other short-term debt consisted of the following at December 31, 2007 and 2006:

(In thousands)	2007	2006

Demand Note Due U.S. Treasury	$ 2,167	$ 4,000
Securities Sold Under Agreements to Repurchase	96,750	86,547

	$98,917	$90,547

The Demand Note Due U.S. Treasury matures daily and bears interest at the federal funds rate less .25%; the rate on this borrowing at December 31, 2007 was 4.0%. The Securities Sold Under Agreements to Repurchase are collateralized by mortgage backed securities and collateralized mortgage-backed obligations. The repurchase agreements mature daily, the average rate paid on these funds for 2007 was 3.41%. The carrying value of the securities sold under repurchase agreements was $113.36 million and the market value was $113.50 million at December 31, 2007.

As of December 31, 2007, Merchants could borrow up to $49 million in overnight funds. $44 million of this $49 million is unsecured borrowing lines established with correspondent banks; the balance of $5 million is in the form of an overnight line of credit with the FHLB. Merchants has established both overnight and longer term lines of credit with the FHLB. The borrowings are secured by mortgage loans. The total amount of loans pledged to the FHLB for both short and long-term borrowing arrangements totaled $254.94 million and $232.65 million at December 31, 2007 and 2006, respectively.

The following table provides certain information regarding other borrowed funds for the three years ended December 31, 2007, 2006 and 2005:

(In thousands)	2007	2006	2005

Federal Home Loan Bank Short-term Borrowings
Amount outstanding at year end	$ --	$ --	$50,000
Maximum Month-End Amount Outstanding	--	98,000	60,000
Average Amount Outstanding	--	43,911	44,321
Weighted Average-Rate During The Year	--	4.88%	3.34%
Weighted Average-Rate at Year-end	--	--	4.02%

Demand Note Due U.S. Treasury
Amount outstanding at year end	$ 2,167	$ 4,000	$ 2,988
Maximum Month-End Amount Outstanding	4,000	4,000	3,976
Average Amount Outstanding	1,559	1,306	1,137
Weighted Average-Rate During The Year	4.90%	4.75%	3.09%
Weighted Average-Rate at Year-end	3.59%	5.04%	3.95%

Securities Sold Under Agreement to Repurchase
Amount outstanding at year end	$96,750	$86,547	$ --
Maximum Month-End Amount Outstanding	98,797	99,606	--
Average Amount Outstanding	83,482	42,012	--
Weighted Average-Rate During The Year	4.10%	4.42%	--
Weighted Average-Rate at Year-end	3.41%	4.34%	--

(7) LONG-TERM DEBT

Long-term debt consisted of the following at December 31, 2007 and 2006:

(In thousands)	2007	2006

Federal Home Loan Bank Notes, Rates ranging from 2.41% to 5.13% Payable March 2008 through March 2010	$ 60,522	$51,914
Amortizing Federal Home Loan Bank Notes, payable through October 2023, Rates ranging from 1.50% to 2.25%	1,595	802
Securities Sold Under Agreements to Repurchase, payable December 2008, variable rate	20,000	20,000
Securities Sold Under Agreements to Repurchase, payable October through December 2012, rates ranging from 3.76% to 4.44%	21,500	--
8.75% Mortgage Note, payable in Monthly Installments (Principal and Interest) through 2039	--	1,147

	$103,617	$73,863

Securities sold under agreements to repurchase are collateralized by mortgage-backed securities. The pledged assets had a carrying value of $51.57 million and a market value of $51.65 million at December 31, 2007. The variable rate repurchase agreement bears interest at three month LIBOR plus .45% and is capped when three month LIBOR reaches 5.25%, and interest cost will be reduced by the cash flows from an embedded floor if three month LIBOR falls below 4%. The fixed rate repurchase agreements have a final maturity of five years and are callable quarterly after two years. The cost of this funding will be reduced by the cash flows of embedded interest rate caps that will come into the money when three month LIBOR reaches rates ranging from 5.07% to 5.62%.

The 8.75% Mortgage Note relates to an investment in an affordable housing project made through a previously consolidated limited partnership. The monthly installments are subsidized by the U.S. Department of Agriculture, which pays amounts annually so as to reduce the monthly principal and interest payments to an amount equivalent to a loan at a rate of 1%. The project was sold in December 2007 and the mortgage was assumed by the purchaser.

Contractual maturities and amortization of long-term debt subsequent to December 31, 2007, are as follows: 2008 - $48.01 million; 2009 - $26.65 million; 2010 - $5.00 million; 2011 - $47 thousand; 2012 - $21.55 million and $2.36 million thereafter.

As of December 31, 2007, Merchants had an estimated additional borrowing capacity with the Federal Home Loan Bank of $129 million and the ability to borrow through the use of repurchase agreements, collateralized by Merchants' investments, with certain approved counterparties.

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


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

(9) INCOME TAXES

The components of the provision for income taxes were as follows for the years ended December 31, 2007, 2006 and 2005:

(In thousands)	2007	2006	2005

Current	$4,237	$3,384	$2,387
Deferred	(976)	(83)	1,364

Provision for Income Taxes	$3,261	$3,301	$3,751

Not included in the above table is the income tax impact associated with the unrealized gain or loss on securities available for sale and the income tax impact associated with the funded status of the pension plan, which are recorded directly in shareholders' equity.

The tax effects of temporary differences and tax credits that give rise to deferred tax assets and liabilities at December 31, 2007 and 2006 are presented below:

(In thousands)		2007	2006

Deferred Tax Assets:
Allowance for Loan Losses		$ 2,922	$ 2,409
Deferred Compensation		1,572	1,625
Low income housing credit carryforward		--	501
Core Deposit Intangible		288	354
Other		147	194

Total Deferred Tax Assets		$ 4,929	$ 5,083

Deferred Tax Liabilities:
Depreciation		$ (522)	$ (598)
Accrued Liabilities		(744)	(624)
Loan Market Adjustment		(2,437)	(2,909)
Investments in Real Estate Limited Partnerships		(2,729)	(3,431)

Total Deferred Tax Liabilities		$(6,432)	$(7,562)

Net Deferred Tax Liability		$(1,503)	$(2,479)

In addition to the deferred tax assets and liabilities described above, Merchants had a deferred tax asset related to the net unrealized loss on securities available for sale of $38 thousand and $1.98 million at December 31, 2007 and 2006, respectively. Merchants also had a deferred tax asset of $717 thousand and $946 thousand at December 31, 2007 and 2006, respectively, related to the recognition of the funded status of the pension plan.

In assessing the realizability of Merchants' total deferred tax assets, management considers whether it is more likely than not that some portion or all of those assets will not be realized. Based upon management's consideration of historical and anticipated future pre-tax income, as well as the reversal period for the items giving rise to the deferred tax assets and liabilities, a valuation allowance for deferred tax assets was not considered necessary at December 31, 2007 and 2006.

The following is a reconciliation of the federal income tax provision, calculated at the statutory rate of 35%, to the recorded provision for income taxes:

(In thousands)	2007	2006	2005

Applicable Statutory Federal Income Tax	$ 4,942	$ 4,960	$ 5,479
(Reduction) Increase in Taxes Resulting From:
Tax-exempt Income	(28)	(21)	(19)
Housing Tax Credits	(1,653)	(1,650)	(1,700)
Other, Net	--	12	(9)

Provision for Income Taxes	$ 3,261	$ 3,301	$ 3,751

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

Merchants is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending December 31, 2004 through 2007. Merchants' state income tax returns are also open to audit under the statute of limitations for the years ending December 31, 2004 through 2007. Merchants' 2004 federal income tax return was audited by the IRS with insignificant adjustments made to the return as filed.

The State of Vermont assesses a franchise tax for banks in lieu of income tax. The franchise tax is assessed based on deposits and amounted to approximately $940 thousand, $893 thousand and $907 thousand in 2007, 2006 and 2005, respectively, which is included as non-interest expense in the accompanying consolidated statement of income.

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


During 2006, prior to the adoption of SFAS No. 158, Merchants recorded a minimum pension liability adjustment, after tax, of $246 thousand as a component of other comprehensive income. At December 31, 2006, the underfunded status of $923 thousand was recorded on the consolidated balance sheet, therefore there was no impact on the consolidated balance sheet at December 31, 2006 from the adoption of SFAS No. 158.

The Plan's obligations and funded status as of December 31, 2007 and 2006 measurement dates were as follows:

(In thousands)	2007	2006

Change in Benefit Obligation
Benefit Obligation at Beginning of Year	$8,058	$8,062
Service Costs	43	60
Interest Cost	460	396
Actuarial (Gain) Loss	(508)	107
Benefits Paid	(584)	(567)

Benefit Obligation at Year-end	$7,469	$8,058

Change in Plan Assets
Fair Value of Plan Assets at Beginning of Year	$7,135	$7,016
Actual Return on Plan Assets	509	686
Employer Contributions	500	--
Benefits Paid	(598)	(567)

Fair Value of Plan Assets at Year-end	$7,546	$7,135

Funded Status	$ 77	$ (923)

The overfunded pension benefits of $77 thousand at December 31, 2007 are included in other assets in Merchants' consolidated balance sheet. On a pre-tax basis, the component of accumulated other comprehensive loss related to the pension plan was the unrecognized net actuarial loss of $2.05 million. Merchants expects that $134 thousand in net actuarial loss will be recognized as a component of net periodic cost in 2008.

The underfunded pension benefits of $923 thousand at December 31, 2006 are included in other liabilities in Merchants' consolidated balance sheet. On a pre-tax basis, the component of accumulated other comprehensive loss related to the pension plan was the unrecognized net actuarial loss of $2.70 million

The accumulated benefit obligation is equal to the projected benefit obligation at December 31, 2007 and 2006.

The following tables summarize the components of net periodic benefit cost and other changes in plan assets and benefit obligations recognized in other comprehensive income for the years ended December 31, 2007, 2006, and 2005, respectively.

(In thousands)	2007	2006	2005

Interest Cost	$ 461	$ 456	$ 448
Expected Return on Plan Assets	(529)	(509)	(559)
Service Costs	43	60	--
Net Loss Amortization	181	249	150

Net Periodic Pension Cost	$ 156	$ 256	$ 39

(In thousands)	2007	2006	2005

Net Gain	$(474)	--	--
Net Loss amortization	(181)	--	--

Total recognized in Other Comprehensive Income	$(655)	--	--

Total recognized in net periodic pension cost and Other Comprehensive Income	$(499)	$ 256	$ 39


The following table summarizes the assumptions used to determine the benefit obligations at December 31, 2007, 2006 and 2005, and net periodic benefit costs for the years ended December 31, 2007, 2006 and 2005:

(In thousands)	2007	2006	2005

Benefit Obligations
Discount Rate	6.40%	5.84%	5.65%
Expected Long-term Return on Plan Assets	7.50%	7.50%	7.50%
Net Periodic Benefit Cost
Discount Rate	5.84%	5.65%	5.75%
Expected Long-term Return on Plan Assets	7.50%	7.50%	7.50%

The discount rate reflects the rates at which pension benefits could be effectively settled. Merchants looks to rates of return on high-quality fixed income investments currently available and expected to be available during the period of maturity of the pension benefits. Consideration was given to the rates that would be used to settle plan obligations as of December 31, 2007 and to the rates of other indices at year-end. Merchants' actuary used a bond matching model using individual bond yield data which matched the spot rate to the expected future benefit payments of the plan over a 99 year period. The expected long-term rate of return on plan assets reflects long-term earnings expectations on existing plan assets and those contributions expected to be received during the current plan year. In estimating that rate, appropriate consideration was given to historical returns earned by plan assets in the fund and the rates of return expected to be available for reinvestment. Rates of return were adjusted to reflect current capital market assumptions and changes in investment allocations, if any.

The following table sets forth the target asset allocation, and the asset allocation percentages as of December 31, 2007 and 2006, for Merchants' Pension Plan:

	Target Allocation	Allocation Percentage 12/31/2007	Allocation Percentage 12/31/2006

Equity Securities	60-70%	65%	66%
Debt Securities	30-40%	33%	26%
Other/Cash	--	2%	8%

Total		100%	100%

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

There are no contributions expected to be made to the Plan in 2008.

The following table summarizes the estimated future benefit payments expected to be paid under the Plan:

(In thousands)	Pension Benefits

2008	$ 452
2009	402
2010	419
2011	443
2012	437
Years 2013 to 2017	2,595

The estimated future benefit payments expected to be paid under the Plan are based on the same assumptions used to measure Merchants' benefit obligation at December 31, 2007. No future service estimates were included due to the frozen status of the Plan.

401(k) Employee Stock Ownership Plan

Under the terms of Merchants' 401(k) Employee Stock Ownership Plan ("401(k)") eligible employees are entitled to contribute up to 75% of their compensation to the 401(k), and Merchants contributes a percentage of the amounts contributed by the employees as authorized by Merchants' Board of Directors. Merchants contributed approximately 51%, 107% and 109% of the amounts contributed by the employees in 2007, 2006 and 2005, respectively. Prior to 2007 Merchants contributed 200% of up to 4.5% of individual employee compensation; effective in 2007, the match was reduced to 100% of up to 4.5% of individual employee compensation.

Summary of Expense
A summary of expense relating to Merchants' various employee benefit plans for each of the years in the three year period ended December 31, 2007 is as follows:

(In thousands)	2007	2006	2005

Pension Plan	$156	$ 256	$ 39
401(k) Employee Stock Ownership Plan	441	878	914

Total	$597	$1,134	$953

(11) STOCK-BASED COMPENSATION PLANS

Stock Option Plan

Merchants has granted stock options to certain key employees. The options are exercisable immediately after the three year vesting period. Nonqualified stock options may be granted at any price determined by the Nominating and Governance Committee of Merchants' Board of Directors. All stock options have been granted at or above fair market value at the date of grant. The stock option plan expired in May 2007. A new plan will be brought to shareholders for their approval in May 2008.

Effective January 1, 2006, Merchants adopted the provisions of SFAS No. 123(R), using a modified prospective application. Merchants granted 10,000 options during the third quarter of 2006, the first options granted since August 2001. The fair value of the options granted during 2006 was $4.70 per option. The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model that requires Merchants to develop estimates for assumptions used in the model. The Black-Scholes valuation model uses the following assumptions: expected volatility, expected term of option, risk-free interest rate and dividend yield. Expected volatility estimates are developed by Merchants based on historical volatility of Merchants' stock. Merchants uses historical data to estimate the expected term of the options. The risk-free interest rate for periods within the expected life of the option is based on the U.S. Treasury yield in effect at the grant date. The dividend yield represents the expected dividends on Merchants' stock. No options were granted during 2007.


A summary of Merchants' stock option plan as of December 31, 2007, 2006 and 2005 and changes during the years then ended are as follows, with numbers of shares in thousands:

	2007		2006		2005
	Number Of Shares	Weighted Average Exercise Price Per Share	Number Of Shares	Weighted Average Exercise Price Per Share	Number Of Shares	Weighted Average Exercise Price Per Share

Options Outstanding, Beginning of Year	166	$19.09	204	$17.96	280	$17.78
Granted	--	--	10	26.63	--	--
Exercised	30	18.50	48	15.88	76	16.49
Expired	7	18.50	--	--	--	--

Options Outstanding, End of Year	129	$19.25	166	$19.09	204	$17.96

Options Exercisable	119	$18.63	156	$18.60	204	$17.96

As of December 31, 2007, there were options outstanding within the following ranges: 69 thousand at prices within the range of $15.50 to $20.00, 50 thousand at prices within the range of $20.01 to $23.00, and 10 thousand at $26.63.

The total intrinsic value of options exercised was $131 thousand, $383 thousand and $772 thousand for the three years ended December 31, 2007, 2006 and 2005, respectively. Merchants generally uses shares held in treasury for option exercises. Options outstanding at December 31, 2007 had an aggregate intrinsic value of $550 thousand and a weighted average remaining contractual term of 1.99 years. Options exercisable at December 31, 2007 had an aggregate intrinsic value of $582 thousand and a weighted average remaining contractual term of 1.34 years. The total cash received from employees, net of withholding taxes, as a result of employee stock option exercises was $155 thousand, $231 thousand and $75 thousand for the years ended December 31, 2007, 2006 and 2005, respectively. Total shares surrendered by employees to satisfy the exercise price in conjunction with option exercises were 16,976 shares, 22,522 shares and 44,670 shares for the years ended December 31, 2007, 2006 and 2005, respectively. The tax benefit realized as a result of the stock option exercises was $15 thousand, $120 thousand and $270 thousand for the years ended December 31, 2007, 2006 and 2005, respectively.

The total compensation cost recognized related to options was $16 thousand for 2007 and $10 thousand for 2006. Compensation cost related to options is included in salary expense in the accompanying consolidated Statements of Income. Compensation expense for options granted is recognized on a straight line basis over the vesting period.

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

In May 1997 Merchants established a deferred compensation plan for non-employee directors. The plan expired in May 2007; a new plan will be brought to shareholders for their approval in May 2008. Under the terms of these plans participating directors could elect to have all, or a specified percentage, of their director's fees for a given year paid in the form of cash or deferred in the form of restricted shares of Merchants' common stock. Directors who elect to have their compensation deferred are credited with a number of shares of Merchants' common stock equal in value to the amount of fees deferred plus a risk premium of not more than 25% of the amount deferred. The risk premium level has been set at 20% since the inception of the plan. The participating director may not sell, transfer or otherwise dispose of these shares prior to distribution. With respect to shares of common stock issued or otherwise transferred to a participating director, the participating director will have the right to receive dividends or other distributions thereon. If a participating director resigns under certain circumstances, the director forfeits all of his or her shares which are risk premium shares. The total amount of unearned compensation cost related to non-vested risk premium shares was $56 thousand at December 31, 2007. During 2007, 912 risk premium shares were granted. The grant date fair value of the risk premium shares is recognized as an expense ratably over the five-year vesting period.

(12) EARNINGS PER SHARE

The following table presents reconciliations of the calculations of basic and diluted earnings per share for the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005

	(In thousands except share and per share data)
Net Income	$10,858	$10,871	$11,902
Weighted Average Common Shares Outstanding	6,148	6,276	6,319
Dilutive Effect of Common Stock Equivalents	16	24	42
Weighted Average Common and Common
Equivalent Shares Outstanding	6,164	6,300	6,361
Basic Earnings Per Share	$ 1.77	$ 1.73	$ 1.88
Diluted Earnings Per Share	$ 1.76	$ 1.73	$ 1.87

Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. The computation of diluted earnings per share excludes the effect of assuming the exercise of certain outstanding stock options because the effect would be anti-dilutive. The average anti-dilutive options outstanding for 2007, 2006 and 2005 were 10,000, 3,753, and zero respectively.

(13) PARENT COMPANY

The Parent Company's investments in its subsidiaries are recorded using the equity method of accounting. Summarized financial information relative to the Parent Company only balance sheets at December 31, 2007 and 2006, and statements of income and cash flows for each of the years in the three year period ended December 31, 2007, are shown in the following table. The statement of changes in stockholders' equity for the Parent Company are not reported because they are identical.

Balance Sheets as of December 31,

(In thousands)	2007	2006

Assets:
Investment in and Advances to Subsidiaries*	$95,099	$89,536
Cash*	760	828
Other Assets	293	398

Total Assets	$96,152	$90,762

Liabilities and Shareholders' Equity:
Other Liabilities	$ 226	$ 446
Long Term Debt	20,619	20,619
Shareholders' Equity	75,307	69,697

Total Liabilities and Shareholders' Equity	$96,152	$90,762

Statements of Income for the Years Ended December 31,

(In thousands)	2007	2006	2005

Dividends from Merchants Bank*	$10,550	$ 8,786	$ 6,831
Equity in Undistributed (Distributed) Earnings of Subsidiaries	1,507	3,198	6,047
Other Expense, Net	(1,705)	(1,712)	(1,495)
Benefit from Income Taxes	506	599	519

Net Income	$10,858	$10,871	$11,902

Statements of Cash Flows for the Years Ended December 31,

(In thousands)	2007	2006	2005

Cash Flows from Operating Activities:
Net Income	$10,858	$10,871	$11,902
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Decrease (Increase) in Other Assets	105	835	724
Increase in Other Liabilities	(220)	284	99
Tax Benefit from Exercises of Stock Options	--	--	270
Equity in (Undistributed) Distributed Earnings of Subsidiaries	(1,507)	(3,198)	(6,047)

Net Cash Provided by Operating Activities	9,236	8,792	6,948

Cash Flows from Financing Activities:
Purchases of Treasury Stock	(3,483)	(3,993)	(4,474)
Sale of Treasury Stock	12	11	3,567
Proceeds from Exercise of Stock Options	155	231	75
Tax Benefit from Exercises of Stock Options	15	120	--
Cash Dividends Paid	(6,138)	(6,203)	(6,039)
Other, Net	135	260	243

Net Cash Used in Financing Activities	(9,304)	(9,574)	(6,628)

(Decrease) Increase in Cash and Cash Equivalents	(68)	(782)	320
Cash and Cash Equivalents at Beginning of Year	828	1,610	1,290

Cash and Cash Equivalents at End of Year	$ 760	$ 828	$ 1,610

* Account balances are partially or fully eliminated in consolidation.

(14) COMMITMENTS AND CONTINGENCIES

Financial Instruments with Off-Balance Sheet Risk

Merchants is a party to financial instruments with offbalance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments primarily include commitments to extend credit and financial guarantees. Such instruments involve, to varying degrees, elements of credit and interest rate risk that are not recognized in the accompanying consolidated balance sheets.

Exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and financial guarantees written is represented by the contractual amount of those instruments. Merchants uses the same credit policies in making commitments as it does for on balance sheet instruments. The contractual amounts of these financial instruments at December 31, 2007 and 2006 are as follows:

(In thousands)	2007	2006

Financial Instruments Whose Contract Amounts
Represent Credit Risk:
Commitments to Originate Loans	$ 10,603	$ 23,660
Unused Lines of Credit	131,085	130,245
Standby Letters of Credit	5,221	6,147
Loans Sold with Recourse	403	589
Equity Commitments to Affordable Housing
Limited Partnerships	1,479	14

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since a portion of the commitment is expected to expire without being drawn upon, the total


commitment amount does not necessarily represent a future cash requirement. Merchants evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained by Merchants upon extension of credit is based on management's credit evaluation of the counterparty, and an appropriate amount of real and/or personal property is obtained as collateral.

FASB Interpretation No. 45 ("FIN No. 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others; an Interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34", requires certain disclosures and liability-recognition for the fair value at issuance of guarantees that fall within its scope. Under FIN No. 45, Merchants does not issue any guarantees that would require liability-recognition or disclosure, other than its standby letters of credit. Merchants has issued conditional commitments in the form of standby letters of credit to guarantee payment on behalf of a customer and guarantee the performance of a customer to a third party. Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit totaled approximately $5.22 million and $6.15 million at December 31, 2007 and 2006, respectively, and represent the maximum potential future payments Merchants could be required to make. Typically, these instruments have terms of 12 months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance sheet instruments. Merchants' policies governing loan collateral apply to standby letters of credit at the time of credit extension. Loan-to-value ratios are generally consistent with loan-to-value requirements for other commercial loans secured by similar types of collateral.

Merchants may enter into commitments to sell loans, which involve market and interest rate risk. There were no such commitments at December 31, 2007 or 2006.

Interest Rate Cap and Floor Contracts

Interest rate caps allow the purchaser to "cap" the contractual rate associated with a liability; alternatively interest rate floors allow the purchaser to protect the rate of return on an asset. Merchants may use floor contracts to mitigate the effects on net interest income in the event interest rates on floating rate loans decline and may use cap contracts to mitigate the effects on net interest income should interest rates on floating rate deposits increase. As of December 31, 2007 Merchants had a $30 million interest rate cap outstanding. The cap was purchased in January 2007 and matures in January 2009, and is struck on three month LIBOR, the strike rate is 5.50%. The fair value of the cap at December 31, 2007 was insignificant.

Balances at the Federal Reserve Bank
At December 31, 2007 and 2006, amounts at the Federal Reserve Bank included $1.16 million and $3.7 million, respectively, held to satisfy certain reserve requirements of the Federal Reserve Bank.

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

(15) FAIR VALUE OF FINANCIAL INSTRUMENTS

Investments

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents and the Federal Home Loan Bank stock approximate fair value. Fair value for investment securities is determined from quoted market prices, when available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

An analysis of the fair value of the investment securities as of December 31, 2007 and 2006 is as follows:

	2007		2006
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Securities Available for Sale	$361,512	$361,512	$333,958	$333,958
Securities Held to Maturity	4,078	4,283	5,615	5,804

	$365,590	$365,795	$339,573	$339,762

Loans

The fair value of variable rate loans that reprice frequently and have no significant credit risk is based on carrying values. The fair value for other loans is estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

An analysis of the fair value of the loan portfolio as of December 31, 2007 and 2006 is as follows:

	2007		2006
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Gross Loans	$731,508	$732,548	$689,283	$687,886
Allowance for Loan Losses	8,002	--	6,911	--

Net Loans	$723,506	$732,548	$682,372	$687,866

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

An analysis of the fair value of deposits as of December 31, 2007 and 2006 is as follows:

	2007		2006
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Demand Deposits	$123,344	$123,344	$122,036	$122,036
Savings, NOW and Money Market	411,321	411,321	442,442	442,442
Time Deposits $100 thousand and greater	85,738	85,657	76,822	76,169
Other Time Deposits	247,034	246,807	236,052	234,046

	$867,437	$867,129	$877,352	$874,693

Debt

The fair value of debt is estimated using current market rates for borrowings of similar remaining maturity. An analysis of the fair value of the borrowings of Merchants as of December 31, 2007 and 2006 is as follows:

	2007		2006
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Short-term Borrowings	$ 2,167	$ 2,167	$ 4,000	$ 4,000
Long-term Debt	62,117	62,528	53,863	53,504
Securities Sold Under Agreement to
Repurchase-Short Term	96,750	96,565	86,547	86,387
Securities Sold Under Agreement to
Repurchase-Long Term	41,500	40,724	20,000	20,186
Junior Subordinated Debentures issued
to Unconsolidated Subsidiary Trust	20,619	17,655	20,619	22,420

Commitments to Extend Credit and Standby Letters of Credit

The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of financial standby letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties. The fair value of commitments to extend credit and standby letters of credit is approximately $52 thousand and $61 thousand as of December 31, 2007 and 2006, respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require Merchants to maintain minimum ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2007, that Merchants met all capital adequacy requirements to which it is subject.

As of December 31, 2007, the most recent notification from the FDIC categorized Merchants Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed Merchants Bank's category. To be considered well capitalized under the regulatory framework for prompt corrective action, Merchants Bank must maintain minimum Tier 1 Leverage, Tier 1 Risk-Based, and Total Risk-Based Capital ratios. Set forth in the table below are those ratios as well as those for Merchants Bancshares, Inc.

	Actual		For Capital Adequacy Purposes		To Be Well- Capitalized Under Prompt Corrective Action Provisions
(In thousands)	Amount(1)	Percent	Amount	Percent	Amount	Percent

As of December 31, 2007
Merchants Bancshares, Inc.:
Tier 1 Leverage Capital	$ 95,258	8.14%	$46,787	4.00%	N/A
Tier 1 Risk-Based Capital	95,258	12.75%	29,896	4.00%	N/A
Total Risk-Based Capital	103,608	13.86%	59,793	8.00%	N/A
Merchants Bank:
Tier 1 Leverage Capital	$ 94,431	8.05%	$46,947	4.00%	$58,684	5.00%
Tier 1 Risk-Based Capital	94,431	12.55%	30,102	4.00%	45,152	6.00%
Total Risk-Based Capital	102,781	13.66%	60,203	8.00%	75,254	10.00%

As of December 31, 2006
Merchants Bancshares, Inc.:
Tier 1 Leverage Capital	$ 93,121	8.24%	$45,204	4.00%	N/A
Tier 1 Risk-Based Capital	93,121	12.59%	29,580	4.00%	N/A
Total Risk-Based Capital	100,403	13.58%	59,159	8.00%	N/A
Merchants Bank:
Tier 1 Leverage Capital	$ 92,571	8.16%	$45,355	4.00%	$56,693	5.00%
Tier 1 Risk-Based Capital	92,571	12.45%	29,737	4.00%	44,605	6.00%
Total Risk-Based Capital	99,853	13.43%	59,474	8.00%	74,342	10.00%

(1)

Capital amounts for Merchants Bancshares, Inc. include $20 million in trust preferred securities issued in December 2004. These hybrid securities qualify as regulatory capital up to certain regulatory limits.


Accumulated Other Comprehensive Loss at December 31, 2007 consisted of a net unrecognized actuarial loss on the company's defined benefit plan in the amount of $1.33 million and the unrealized loss on securities available for sale of $90 thousand, both net of taxes.

(17) CUMULATIVE ADJUSTMENT TO RETAINED EARNINGS UNDER SEC STAFF ACCOUNTING
BULLETIN NO. 108

In September 2006, the staff of the SEC issued Staff Accounting Bulletin ("SAB") No. 108 which was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. There are two widely recognized methods for quantifying the effects of financial statement misstatements: the "roll-over" and "iron curtain" methods. The roll-over method focuses primarily on the impact of a misstatement on the income statement. The iron curtain method quantifies misstatements based on the effects of correcting misstatements that exist in the balance sheet at the end of the current year, regardless of the misstatement's year(s) of origin. In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements under both the roll-over and iron curtain methods. This framework is referred to as the "dual approach." SAB 108 permits companies to initially apply its provisions either by restating prior financial statements as if the dual approach had always been used or recording the cumulative effect of initially applying the dual approach as adjustments to the balance sheet as of the first day of the fiscal year with an offsetting adjustment recorded to retained earnings. Prior to SAB No. 108, Merchants utilized the roll-over approach when quantifying misstatements. The provisions of SAB No. 108 must be applied to financial statements for fiscal years ending after November 15, 2006.

As a result of the adoption of SAB No. 108, Merchants recognized a reduction in other liabilities and an increase in other assets, as described below. These entries were recorded as adjustments of the beginning of the year 2006 opening balances for these accounts and the impact was reflected in shareholders' equity as a cumulative effect adjustment to retained earnings. The entry to reduce other liabilities was in connection with a $620 thousand over accrual of income tax expense which occurred over several years prior to 2004. The entry to increase other assets was in connection with an inappropriate recognition of $190 thousand related to an adjustment to another asset prior to 1997.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
of Merchants Bancshares, Inc.:

We have audited the accompanying consolidated balance sheets of Merchants Bancshares, Inc. and subsidiaries (the "Company") as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in shareholders' equity, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Merchants Bancshares, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007 in conformity with U.S. generally accepted accounting principles.

As discussed in note 17 to the consolidated financial statements, the Company changed its method of quantifying errors in 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 12, 2008 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

Albany, New York
March 12, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
of Merchants Bancshares, Inc.:

We have audited Merchants Bancshares, Inc. and subsidiaries' (the "Company"), internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide a reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by COSO.

We also have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Merchants Bancshares, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in shareholders' equity, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated March 12, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Albany, New York
March 12, 2008

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURES

None.

ITEM 9A - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures - The principal executive officer and principal financial officer of Merchants have evaluated its disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) as of December 31, 2007. Based on this evaluation, the principal executive officer and principal financial officer have concluded that Merchants' disclosure controls and procedures effectively ensure that information required to be disclosed in Merchants' filings and submissions with the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. In addition, Merchants has reviewed its internal control over financial reporting and there have been no changes in its internal control over financial reporting or in other factors during Merchants' most recent fiscal quarter that have materially affected or are likely to materially affect Merchants' internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting - Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) or 15d-15(f). Merchants' internal control system was designed to provide reasonable assurances to Merchants' management and board of directors regarding the preparation and fair presentation of published financial statements. Under the supervision and with the participation of Merchants' management, including its principal executive officer and principal financial officer, an evaluation of the effectiveness of its internal control over financial reporting was conducted, based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation under the framework in Internal Control - Integrated Framework, management concluded that its internal control over financial reporting was effective as of December 31, 2007. Merchants internal control over financial reporting as of December 31, 2007 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8 herein.

ITEM 9B - OTHER INFORMATION - All information required to be disclosed on Form 8-K during the fourth quarter of 2007 has been reported.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

ITEM 11 - EXECUTIVE COMPENSATION

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

Reference is hereby made to Merchants' Proxy Statement to Shareholders for its Annual Meeting of Shareholders to be held on May 6, 2008, wherein pursuant to Regulation 14A information concerning the above subjects (Items 10 through 14) is incorporated by reference.

Pursuant to Rule 12b-23 and Instruction G to Form 10-K, definitive copies of the Proxy Statement will be filed within 120 days subsequent to the end of Merchants' 2007 fiscal year.

PART IV

ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(1)	The following consolidated financial statements are included:

Consolidated Balance Sheets, December 31, 2007, and December 31, 2006

Consolidated Statements of Income for years ended December 31, 2007, 2006 and 2005

Consolidated Statements of Comprehensive Income for the years ended December 31, 2007, 2006 and 2005

Consolidated Statements of Changes in Shareholders' Equity for years ended December 31, 2007, 2006 and 2005

Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005

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

3.1.2	Certificate of Merger, filed June 5, 1987 (Incorporated by reference to Exhibit 3.1.2 to Merchants' Annual Report on Form 10-K for the Year Ended December 31, 2006)

3.1.3	Certificate of Amendment, filed May 11, 1988 (Incorporated by reference to Exhibit 3.1.3 to Merchants' Annual Report on Form 10-K for the Year Ended December 31, 2006)

3.1.4	Certificate of Amendment, filed April 29, 1991 (Incorporated by reference to Exhibit 3.1.4 to Merchants' Annual Report on Form 10-K for the Year Ended December 31, 2006)

3.1.5	Certificate of Amendment, filed August 29, 2006 (Incorporated by reference to Exhibit 3.1.5 to Merchants' Annual Report on Form 10-K for the Year Ended December 31, 2006)

3.1.6	Certificate of Amendment, filed August 29, 2006 (Incorporated by reference to Exhibit 3.1.6 to Merchants' Annual Report on Form 10-K for the Year Ended December 31, 2006)

3.2	Amended Bylaws of Merchants (Incorporated by reference to Exhibit C to Merchants' Definitive Proxy Statement for the Annual Meeting of the Stockholders of the Company, filed on April 25, 1987)

4	Instruments defining the rights of security holders, including indentures:

4.1	Specimen of Merchants' Common Stock Certificate

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

10.3

Amended and Restated Merchants Bank Pension Plan dated as of January 1, 1994 (Incorporated by Reference to Exhibit 10.6 to Post-Effective Amendment Number 1 to Merchants' Registration Statement on Form S-8 (Registration Number 333-18845) filed on December 26, 1996)

10.4

Form of Employment Agreement dated as of January 1, 2007, by and between Merchants and its subsidiaries and certain of its executive officers (Incorporated by reference to Exhibit 10.4 to Merchants' Annual Report on Form 10-K for the Year Ended December 31, 2006)

10.5

Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures dated December 15, 2004;
Merchants Bancshares, Inc. as Issuer, Wilmington Trust Company as Trustee (Incorporated by reference to Exhibit 10.5 to Merchants' Annual Report on Form 10-K for the Year Ended December 31, 2004)

10.5.1	MBVT Statutory Trust I Subscription Agreement dated December 15, 2004 (Incorporated by reference to Exhibit 10.5.1 to Merchants' Annual Report on Form 10-K for the Year Ended December 31, 2004)

10.5.2

Declaration of Trust dated December 15, 2004 between Merchants Bancshares, Inc. and Wilmington Trust Company (Incorporated by reference to Exhibit 10.5.2 to Merchants' Annual Report on Form 10-K for the Year Ended December 31, 2004)

10.5.3

Guarantee Agreement between Merchants Bancshares, Inc. and Wilmington Trust Company dated
December 15, 2004 (Incorporated by reference to Exhibit 10.5.3 to Merchants' Annual Report on Form 10-K for the Year Ended December 31, 2004)

10.5.4

Placement Agreement dated December 7, 2004 between Merchants Bancshares, Inc. and FTN Financial Capital Markets (Incorporated by reference to Exhibit 10.5.4 to Merchants' Annual Report on Form 10-K for the Year Ended December 31, 2004)

10.14

The Merchants Bank Amended and Restated Deferred Compensation Plan for Directors (Incorporated by reference to Exhibit 10.14 to Merchants' Annual Report on Form 10-K for the Year Ended December 31, 1997)

10.14.1

Trust under the Merchants Bank Amended and Restated Deferred Compensation Plan for Directors
(Incorporated by reference to Exhibit 10.14.1 to Merchants' Annual Report on Form 10-K for the Year Ended December 31, 1997)

10.14.2

The Merchants Bancshares, Inc. Amended and Restated Deferred Compensation Plan for Directors
(Incorporated by reference to Exhibit 10.14.2 to Merchants' Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2006)

10.14.3	The Merchants Bancshares, Inc. 2008 Compensation Plan for Non-Employee Directors and Trustees

10.15

Agreement among the Merchants Bank and Kathryn T. Boardman, Thomas R. Havers and Susan D. Struble dated as of December 20, 1995 (Incorporated by reference to Exhibit 10.15 to Merchants' Annual Report on Form 10-K for the Year Ended December 31, 1996)

10.15.1

Trust under the Agreement among the Merchants Bank and Kathryn T. Boardman, Thomas R. Havers and Susan D. Struble dated as of December 20, 1995 (Incorporated by reference to Exhibit 10.15.1 to Merchants' Annual Report on Form 10-K for the Year Ended December 31, 1996)

10.16

Agreement between the Merchants Bank and Dudley H. Davis dated December 20, 1995 (Incorporated by reference to Exhibit 10.16 to Merchants' Annual Report on Form 10-K for the Year Ended December 31, 1996)

10.16.1

Fixed Trust under Agreement between the Merchants Bank and Dudley H. Davis dated December 20, 1995 (Incorporated by reference to Exhibit 10.16.1 to Merchants' Annual Report on Form 10-K for the Year Ended December 31, 1996)

10.16.2

Variable Trust under Agreement between the Merchants Bank and Dudley H. Davis dated December 21, 1995 (Incorporated by reference to Exhibit 10.16.2 to Merchants' Annual Report on Form 10-K for the Year Ended December 31, 1996)

10.17	The Merchants Bancshares, Inc. Amended and Restated Stock Option Plan (Incorporated by reference to Exhibit 10.17 to Merchants' Annual Report on Form 10-K for the Year Ended December 31, 2006)

10.17.1	The Merchants Bancshares, Inc. 2008 Stock Option Plan

14	Code of Ethics (Incorporated by reference to Exhibit 14 to Merchants' Annual Report on Form 10-K for the Year Ended December 31, 2003)

21	Subsidiaries of Merchants

23	Consent of KPMG LLP

31.1	Certification of Chief Executive Officer of Merchants Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14

31.2	Certification of Chief Financial Officer of Merchants Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14

32.1	Certification of Chief Executive Officer of Merchants Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer of Merchants Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirement of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on it's behalf by the undersigned, thereunto duly authorized.

Merchants Bancshares, Inc.

Date	March 12, 2008	By	/s/ Michael R. Tuttle

Michael R. Tuttle, President & CEO

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of MERCHANTS BANCSHARES, INC., and in the capacities and on the date as indicated.

By	/s/ Michael R. Tuttle		March 12, 2008

	Michael R. Tuttle, Director, President		Date
& CEO of Merchants

By	/s/ Peter A. Bouyea		March 12, 2008

	Peter A. Bouyea, Director		Date

By	/s/ Jeffrey L. Davis		March 12, 2008

	Jeffrey L. Davis, Director		Date

By	/s/ Michael G. Furlong		March 12, 2008

	Michael G. Furlong, Director		Date

By	/s/ John A. Kane		March 12, 2008

	John A. Kane, Director		Date

By	/s/ Lorilee A. Lawton		March 12, 2008

	Lorilee A. Lawton, Director		Date

By	/s/ Bruce M. Lisman		March 12, 2008

	Bruce M. Lisman, Director		Date

By	/s/ Raymond C. Pecor, Jr.		March 12, 2008

	Raymond C. Pecor, Jr., Director,		Date
Chairman of the Board of Directors

By	/s/ Patrick S. Robins		March 12, 2008

	Patrick S. Robins, Director		Date

By	/s/ Robert A. Skiff		March 12, 2008

	Robert A. Skiff, Director		Date

By	/s/ Janet P. Spitler		March 12, 2008

	Janet P. Spitler, Treasurer & CFO of Merchants		Date
