Form 10-Q
period 2008-03-31
MERCHANTS BANCSHARES INC
filed 2008-05-09
CIK 726517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2008

or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	0-11595

Merchants Bancshares, Inc.

(Exact Name Of Registrant As Specified In Its Charter)

Delaware	03-0287342

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

275 Kennedy Drive, South Burlington, Vermont	05403

(Address Of Principal Executive Offices)	(Zip Code)

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

[X] Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a nonaccelerated filer or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ ] Accelerated Filer [X] Nonaccelerated Filer [ ] Smaller Reporting Company [ ]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).
[ ] Yes [X] No

As of April 22, 2008, there were 6,066,367 shares of the registrant's common stock, par value $0.01 per share, outstanding.

MERCHANTS BANCSHARES, INC.
FORM 10-Q
TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.	Interim Consolidated Financial Statements (Unaudited)

	Consolidated Balance Sheets
	As of March 31, 2008 and December 31, 2007	1

	Consolidated Statements of Income
	For the three months ended March 31, 2008 and 2007	2

	Consolidated Statements of Comprehensive Income
	For the three months ended March 31, 2008 and 2007	3

	Consolidated Statements of Cash Flows
	For the three months ended March 31, 2008 and 2007	4

	Notes to Interim Consolidated Financial Statements	5 -7

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	8 - 16

Item 3	Quantitative and Qualitative Disclosures about Market Risk	16 - 18

Item 4.	Controls and Procedures	18

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	19

Item 1A.	Risk Factors	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3.	Defaults upon Senior Securities	19

Item 4.	Submission of Matters to a Vote of Security Holders	19

Item 5.	Other Information	19

Item 6.	Exhibits	19-20

Signatures		21

Exhibits

MERCHANTS BANCSHARES, INC.
PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

Merchants Bancshares, Inc.
Consolidated Balance Sheets
(unaudited)
			March 31,	December 31,
	(In thousands except share and per share data)		2008	2007

	ASSETS
	Cash and cash equivalents		$ 40,810	$ 29,720
	Federal funds sold and other short-term investments		22,100	20,100

	Total cash and cash equivalents		62,910	49,820
	Investments:
	Securities available for sale, at fair value		428,196	361,512
	Securities held to maturity (fair value of $3,991 and $4,283)		3,759	4,078

	Total investments		431,955	365,590

	Loans		752,624	731,508
	Less: Allowance for loan losses		8,312	8,002

	Net loans		744,312	723,506

	Federal Home Loan Bank stock		5,842	5,114
	Bank premises and equipment, net		11,889	11,484
	Investment in real estate limited partnerships		6,752	7,215
	Other assets		7,599	8,014

	Total assets		$1,271,259	$1,170,743

	LIABILITIES
	Deposits:
	Demand deposits		$ 116,482	$ 123,344
	Savings, NOW and money market accounts		422,010	411,321
	Time deposits $100 thousand and greater		107,744	85,738
	Other time deposits		258,630	247,034

	Total deposits		904,866	867,437

	Securities sold under agreements to repurchase and other short-term debt		84,083	98,917
	Securities sold under agreements to repurchase, long-term		54,000	41,500
	Other long-term debt		67,655	62,117
	Junior subordinated debentures issued to unconsolidated subsidiary trust		20,619	20,619
	Other liabilities		62,794	4,846

	Total liabilities		1,194,017	1,095,436

	Commitments and contingencies (Note 5)
	SHAREHOLDERS' EQUITY
	Preferred stock Class A non-voting
	Shares authorized - 200,000, none outstanding		--	--
	Preferred stock Class B voting
	Shares authorized - 1,500,000, none outstanding		--	--
	Common stock, $.01 par value		67	67
	Shares authorized	10,000,000
Issued	As of March 31, 2008 and December 31, 2007	6,651,760
Outstanding	As of March 31, 2008	5,758,402
	As of December 31, 2007	5,770,948
	Capital in excess of par value		37,242	37,264
	Retained earnings		53,520	52,570
	Treasury stock, at cost		(19,649)	(19,214)
	As of March 31, 2008	893,358
	As of December 31, 2007	880,812
	Deferred compensation arrangements		5,778	6,042
	Accumulated other comprehensive income (loss)		284	(1,422)

	Total shareholders' equity		77,242	75,307

	Total liabilities and shareholders' equity		$1,271,259	$1,170,743

See accompanying notes to interim consolidated financial statements

Merchants Bancshares, Inc.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended
	March 31,
(In thousands except per share data)	2008	2007
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$11,566	$11,465
Investment income:
Interest on debt securities	4,555	3,908
Dividends	77	100
Interest on fed funds sold, short term investments and interest bearing deposits	251	587

Total interest and dividend income	16,449	16,060

INTEREST EXPENSE
Savings, NOW and money market accounts	1,061	1,223
Time deposits $100 thousand and greater	943	776
Other time deposits	2,512	2,449
Other borrowed funds	638	928
Long-term debt	1,657	1,170

Total interest expense	6,811	6,546

Net interest income	9,638	9,514
Provision for credit losses	300	--

Net interest income after provision for credit losses	9,338	9,514

NONINTEREST INCOME
Trust company income	505	487
Service charges on deposits	1,291	1,273
Gain/(loss) on investment securities	82	(37)
Equity in losses of real estate limited partnerships, net	(463)	(422)
Other noninterest income	828	752

Total noninterest income	2,243	2,053

NONINTEREST EXPENSE
Salaries and wages	3,097	3,012
Employee benefits	932	924
Occupancy expense	923	829
Equipment expense	629	685
Legal and professional fees	583	646
Marketing	404	284
State franchise taxes	272	252
Other real estate owned	(10)	17
Other noninterest expense	1,294	1,532

Total noninterest expense	8,124	8,181

Income before provision for income taxes	3,457	3,386
Provision for income taxes	800	769

NET INCOME	$ 2,657	$ 2,617

Basic earnings per common share	$ 0.44	$ 0.42
Diluted earnings per common share	$ 0.44	$ 0.42

See accompanying notes to interim consolidated financial statements


Merchants Bancshares, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended
	March 31,
(In thousands)	2008	2007

Net income	$2,657	$2,617
Other comprehensive income, net of tax:
Change in net unrealized gain on securities available for sale, net of taxes
of $931 and $474	1,729	881
Reclassification adjustments for securities (gains)/losses included in net income,
net of taxes of $(29) and $13	(53)	24
Amortization of previously recorded benefit plan amount, net of taxes of $16 and $24	29	45

Other comprehensive income	1,705	950

Comprehensive income	$4,362	$3,567

See accompanying notes to the interim consolidated financial statements.

Merchants Bancshares, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

For the three months ended March 31,	2008	2007

(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 2,657	$ 2,617
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	300	--
Depreciation and amortization	633	800
Stock option expense	4	4
Net (gains) losses on investment securities	(82)	37
Net gains on sales of other real estate owned	(62)	--
Equity in losses of real estate limited partnerships, net	463	453
Changes in assets and liabilities:
Decrease in interest receivable	50	245
Increase in other assets	(1,056)	(133)
Increase in interest payable	60	55
Increase in other liabilities	2,641	626

Net cash provided by operating activities	5,608	4,704

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investment securities available for sale	27,009	1,463
Proceeds from maturities of investment securities available for sale	26,882	18,444
Proceeds from maturities of investment securities held to maturity	319	422
Proceeds from redemption of Federal Home Loan Bank stock	--	372
Purchases of investment securities available for sale	(62,803)	--
Loan originations in excess of principal payments	(21,106)	(5,547)
Purchases of Federal Home Loan Bank stock	(728)	--
Proceeds from sales of loans, net	--	494
Proceeds from sales of other real estate owned	537	--
Purchases of bank premises and equipment	(830)	(76)

Net cash (used in) provided by investing activities	(30,720)	15,572

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	37,429	13,354
Net decrease in short-term borrowings	(793)	(1,957)
Proceeds from long-term debt	25,000	--
Net decrease in securities sold under agreement to repurchase-short term	(14,041)	(3,986)
Net increase in securities sold under agreement to repurchase-long term	12,500	--
Principal payments on long-term debt	(19,462)	(5,081)
Cash dividends paid	(1,522)	(1,546)
Purchases of treasury stock	(917)	(825)
Sale of treasury stock	1	5
Increase in deferred compensation arrangements	2	63
Tax benefit from exercise of stock options	5	15

Net cash provided by financing activities	38,202	42

Increase in cash and cash equivalents	13,090	20,318
Cash and cash equivalents beginning of period	49,820	78,706

Cash and cash equivalents end of period	$ 62,910	$ 99,024

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Total interest payments	$ 6,751	$ 6,491
Total income tax payments	650	400
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES
Increase in payable for investments purchased	$ 55,272	$ --
Distribution of stock under deferred compensation arrangements	349	268
Distribution of treasury stock in lieu of cash dividend	185	190

See accompanying notes to interim consolidated financial statements

Notes To Interim Consolidated Financial Statements

See Merchants Bancshares, Inc. ("Merchants") 2007 Annual Report on Form 10-K for additional information.

Note 1: Financial Statement Presentation

Principles of Consolidation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. All adjustments necessary for a fair presentation of the interim consolidated financial statements of Merchants as of March 31, 2008 and 2007, and for the three months ended March 31, 2008 and 2007 have been included. The information was prepared from the unaudited financial statements of Merchants and its subsidiaries, Merchants Bank ("Bank"), Merchants Trust Company, Merchants Properties, Inc. and MBVT Statutory Trust I. Amounts reported for prior periods are reclassified, where necessary, to be consistent with the current period presentation.

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

Note 2: Earnings Per Share
The following table presents reconciliations of the calculations of basic and diluted earnings per common share for the periods indicated:

	For the
	Three Months
	Ended March 31,

	2008	2007

(In thousands except per share data)
Net income	$2,657	$2,617

Weighted average common shares outstanding	6,085	6,187
Dilutive effect of common stock equivalents	14	18

Weighted average common and common equivalent	6,099	6,205
shares outstanding
Basic earnings per common share	$ 0.44	$ 0.42
Diluted earnings per common share	$ 0.44	$ 0.42

Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding for the three month periods ended March 31, 2008 and 2007. For the three months ended March 31, 2008 and 2007 there was an average stock options outstanding of 10,000 and 10,921, respectively that were not included in the calculation of earnings per share because they were anti-dilutive.

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

The following table summarizes the components of net periodic benefit costs for the periods indicated:

	Three months ended
	March 31,
(In thousands)	2008	2007

Interest cost	$ 115	$ 115
Service cost	11	10
Expected return on Plan assets	(145)	(125)
Amortization of net loss	40	60

Net periodic benefit cost	$ 21	$ 60

No contributions have been made to the Plan during 2008 to date. Merchants has no required contribution for 2008.

Note 4: Stock Repurchase Program

In January 2007, Merchants Board approved a stock repurchase program, pursuant to which Merchants may repurchase 200,000 shares of its common stock on the open market from time to time through January 2008. The Board extended the program through January 2009 at its January 2008 meeting. Under the program 98,351 shares have been purchased at an average price per share of $23.07; shares purchased during the first quarter of 2008 totaled 39,233 at an average price per share of $23.33.

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

Merchants does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are conditional commitments issued by Merchants to guarantee the performance of a customer to a third party. Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit totaled approximately $4.99 million at March 31, 2008 and represent the maximum potential future payments Merchants could be required to make. Typically, these instruments have terms of 12 months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit for on balance sheet instruments. Merchants' policies governing loan collateral apply to standby letters of credit at the time of credit extension. Loan-to-value ratios are generally consistent with loan-to-value requirements for other commercial loans secured by similar types of collateral. The fair value of Merchants' standby letters of credit at March 31, 2008 was insignificant.

Merchants is involved in routine legal proceedings that occur in the ordinary course of business, which, in the aggregate, are believed by management to be immaterial to its financial condition and results of operations.

Note 6: Recent Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 161 ("SFAS 161"), "Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133." This Statement requires enhanced disclosures about an entity's derivative and hedging activities and thereby improves the transparency of financial reporting. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS 161 is not expected to have a material impact on Merchants' financial condition or results of operation.

In December 2007, the FASB issued revised Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," or SFAS No. 141(R). SFAS No. 141(R) retains the fundamental requirements of SFAS No. 141 that the acquisition method of accounting (formerly the purchase method) be used for all business combinations; that an acquirer be identified for each business combination; and that intangible assets be identified and recognized separately from goodwill. SFAS No. 141(R) requires the acquiring entity in a business combination to recognize the assets


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

Note 7: Fair Value Measurements

In February 2007, the FASB issued "SFAS 159", "The Fair Value Option for Financial Assets and Financial Liabilities." This Statement generally permits the measurement of selected eligible financial instruments at fair value at specified election dates. SFAS 157, "Fair Value Measurements", generally establishes the definition of fair value, expands disclosures about fair value measurement and establishes a hierarchy of the levels of fair value measurement techniques. SFAS 157 and SFAS 159 are effective for fiscal years beginning after November 15, 2007. Effective January 1, 2008, Merchants adopted SFAS 159 and SFAS 157, but has not elected to apply fair value option to any financial assets or liabilities. In accordance with FASB Staff Position No. 157-2, "Effective Date of FASB Statement No. 157," Merchants has delayed the application of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities until January 1, 2009.

Under SFAS No. 157, the three levels of the fair value hierarchy are: Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities; Level 2 - Quoted prices for similar assets or liabilities in active markets, quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability; Level 3 - Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e. supported by little or no market activity). A financial instrument's level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

As of March 31, 2008, there were $428.20 million of securities classified as available for sale which had gross unrealized gains of $2.47 million. The following table presents the financial instruments recorded at fair value as of and for the three months ended March 31, 2008.

Fair Value Measurements at Reporting Date Using

		Quoted Prices in		Significant
(In thousands)		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	3/31/2008	(Level 1)	(Level 2)	(Level 3)

Available for sale securities	$ 428,196	$ -	$ 428,196	$ -

Total	$ 428,196	$ -	$ 428,196	$ -

Fair values for available for sale securities are estimated by an independent bond pricing service for identical assets or significantly similar securities. The pricing service uses a variety of techniques to arrive at fair value including market maker bids, quotes and pricing models. Inputs to the pricing models include recent trades, benchmark interest rates, spreads and actual and projected cash flows.

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

(iv)

the fact that at March 31, 2008, approximately 49.5% of Merchants' loan portfolio was comprised of commercial, commercial real estate and construction loans with some relationships exceeding ten million dollars, exposing Merchants to the risks inherent in financings based upon analyses of credit risk, the value of underlying collateral, including real estate, and other more intangible factors, which are considered in making commercial loans;

(v)

the fact that if real estate values in Merchants' market decline or become stagnant, business could be adversely affected. At March 31, 2008, approximately 86.5% of Merchants' loan portfolio was comprised of residential real estate and commercial real estate loans, exposing Merchants to the risks inherent in financings based upon analyses of credit risk and the value of underlying collateral. Real estate prices in some parts of the country have recently become stagnant or declined and there has been a significant decline in real estate construction and housing starts. These trends could ultimately impact the value and liquidity of the real estate or other collateral securing Merchants' loans. Merchants' profitability may be negatively impacted by errors in risk analyses, by loan defaults, and the ability of certain borrowers to repay such loans may be adversely affected by any downturn in generally economic conditions;

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

General

All adjustments necessary for a fair presentation of Merchants' interim consolidated financial statements as of March 31, 2008, and for the three months ended March 31, 2008 and 2007, have been included. The information was prepared from the unaudited financial statements of Merchants and its subsidiaries, Merchants Bank, Merchants Trust Company, Merchants Properties, Inc. and MBVT Statutory Trust I.

Results of Operations
Overview

Net income for the first quarter of 2008 was $2.66 million compared to net income of $2.62 million first quarter of 2007. The return on average assets for the three months ended March 31, 2008 and 2007 were 0.88% and 0.93%, respectively. The return on average equity for the three months ended March 31, 2008 and 2007 were 13.83% and 15.05%, respectively. The following were the major factors contributing to the results for the quarter March 31, 2008, compared to the same period in 2007:

•

Merchants' net interest income increased to $9.64 million from $9.51 million for the first quarter of 2008 compared to 2007. At the same time its net interest margin decreased by 20 basis points to 3.40% from 3.60% when comparing the first quarter of 2008 to the first quarter of 2007. As discussed in more detail below, Merchants took advantage of the steepened yield curve at the end of 2007 to add some additional leverage to its balance sheet. This leverage, while helping to preserve net interest income dollars, exacerbated Merchants' net interest margin compression.

•

Merchants recorded a $300 thousand provision for credit losses during the first quarter of 2008 and recorded no provision for credit losses during the first quarter of 2007. The increased provision was primarily a result of increases in nonperforming loans since March 31, 2007, combined with overall growth in the loan portfolio, as well as continued economic uncertainty.

•

Noninterest income excluding gains/losses on investment securities increased slightly to $2.16 million for the first quarter of 2008 compared to $2.09 million for the first quarter of 2007. Noninterest expense decreased slightly to $8.12 million from $8.18 million for the first quarter of 2008 compared to 2007.

•

Average quarterly gross loans increased $47.57 million over the first quarter of 2007, and $6.9 million over the fourth quarter of 2007. Gross loans ended the first quarter of 2008 at $752.62 million, an increase of $21.12 million over year end 2007 balances.

•

Merchants' quarterly average investment portfolio increased $41.52 million, over the first quarter of 2007. Total investments ended the first quarter at $431.96 million, a $66.37 million increase over year end 2007 balances.

•

Average quarterly deposits increased $4.07 million, over the first quarter of 2007 and $4.44 million over the fourth quarter of 2007. Total deposits ended the first quarter of 2008 at $904.87 million, a $37.43 million increase over year end 2007 balances.

Net Interest Income

Merchants' net interest income increased $124 thousand for the first quarter of 2008 compared to 2007. At the same time Merchants' net interest margin has continued to come under pressure and decreased 20 basis points to 3.40% from 3.60% for the first quarter of 2008 compared to the first quarter of 2007. Rates across the board have moved down during 2008, the Federal Reserve Board further reduced the fed funds rate during the first quarter of 2008, cutting it by 200 basis points. Two year treasury rates have decreased 126 basis points during the first three months of the year, and ten year treasury rates have decreased 46 basis points during the same time frame, creating a spread between the two and ten year treasury rates of 183 basis points at quarter end.

Merchants' average loan balances for the first quarter of 2008 were $737.61 million, a $47.57 million increase over average loan balances for the first quarter of 2007. However, the average rate earned on Merchants loan balances decreased 42 basis points to 6.32% from 6.74% when comparing the first quarter of this year to last year. This decrease is attributable to both increases in nonperforming loans, which increased to $7.17 million at March 31, 2008 from $2.77 million at March 31, 2007, and to overall lower interest rates. The increase in nonperforming loans accounts for approximately five basis points of the margin compression when comparing the first quarter of 2007 to the first quarter of 2008. Merchants average investment balances were $378.41 million for the first quarter of 2008, an increase of $41.52 million over average investment balances for the first quarter of 2007. The average rate earned on the investment portfolio for the first quarter of 2008 was 4.92% compared to 4.82% for the first quarter of 2007. Merchants took advantage of the steepening yield curve at the end of 2007 and added approximately $40 million in leverage to its balance sheet at an average spread of 134 basis


points. This transaction, while contributing to Merchants increase in net interest income dollars, reduced Merchants' net interest margin by approximately eight basis points when comparing the first quarter of 2008 to the same quarter in 2007. Although overall interest rates have been decreasing since the second half of 2007, the yield curve has continued to steepen and credit spreads on security purchases have widened somewhat in the current volatile market, providing opportunities to purchase high quality investments at attractive interest rates. Merchants continued to deploy funds into its investment portfolio during the first quarter of 2008; the March 31, 2008 ending investment portfolio increased by $66.37 million over year end balances.

Merchants' average cost of interest bearing deposits was unchanged from the first quarter of 2007 to 2008. Although Merchants' deposits continued to shift during the quarter from lower cost savings, NOW and money market accounts to higher rate time deposits, Merchants was able to sufficiently reduce deposit rates to offset the effect of that shift. Merchants' average cost of interest bearing liabilities decreased to 2.75% for the first quarter of 2008 compared to 2.84% for the first quarter of 2007 as Merchants was able to fund the investment purchases discussed above with lower cost funding sources. Merchants borrowed $37.50 million during the first quarter of 2008 at an average rate of 3.31%.

The following table attributes changes in Merchants' net interest income (on a fully taxable equivalent basis) to changes in either average balances or average rates for the three months ended March 31, 2008. Changes due to both interest rate and volume have been allocated to change due to volume and change due to rate in proportion to the relationship of the absolute dollar amounts of the change in each category:

Analysis of Changes in Fully Taxable Equivalent Net Interest Income

Three Months Ended March 31,

			Increase	Due to
(In thousands)	2008	2007	(Decrease)	Volume	Rate

Fully taxable equivalent interest income:
Loans	$11,585	$11,474	$ 111	$ 818	$(707)
Investments	4,632	4,008	624	532	92
Federal funds sold, securities sold under agreements to
repurchase and interest bearing deposits with banks	251	587	(336)	(284)	(52)

Total interest income	16,468	16,069	399	1,066	(667)

Less interest expense:
Savings, money market & NOW accounts	1,061	1,223	(162)	(61)	(101)
Time deposits	3,455	3,225	230	263	(33)
Federal Home Loan Bank short-term borrowings	9	19	(10)	(8)	(2)
Securities sold under agreements to repurchase
and other short-term debt	629	909	(280)	20	(300)
Securities sold under agreement to repurchase, long-term	558	285	273	516	(243)
Other long-term debt	801	587	214	304	(90)
Junior subordinated debt	298	298	-	-	-

Total interest expense	6,811	6,546	265	1,034	(769)

Net interest income	$ 9,657	$ 9,523	$ 134	$ 32	$ 102

The following tables set forth certain information regarding net interest margin for the three months ended March 31, 2008 and 2007. For the periods indicated, the total dollar amount of interest income from average earning assets and the resultant yields, as well as the interest expense on average interest bearing liabilities, are expressed both in dollars and rates, and on a tax equivalent basis.

Merchants Bancshares, Inc.
Average Balance Sheets and Average Rates
(Unaudited)
	Three Months Ended

	March 31, 2008			March 31, 2007

		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
(In thousands, fully taxable equivalent)	Balance	Expense	Rate	Balance	Expense	Rate

ASSETS:
Loans, including fees on loans (a)	$ 737,614	$11,585	6.32%	$ 690,045	$11,474	6.74%
Investments (b) (c)	378,409	4,632	4.92%	336,886	4,008	4.82%
Federal funds sold and interest bearing
deposits with banks	26,634	251	3.79%	44,917	587	5.30%

Total interest earning assets	1,142,657	$16,468	5.80%	1,071,848	$16,069	6.08%

Allowance for loan losses	(8,128)			(6,942)
Cash and due from banks	35,461			33,148
Premises and equipment, net	11,788			12,371
Other assets	20,689			17,226

Total assets	$1,202,467			$1,127,651

LIABILITIES AND SHAREHOLDERS' EQUITY:
Interest bearing deposits:
Savings, NOW & money market accounts	$ 411,321	$ 1,061	1.04%	$ 430,824	$ 1,223	1.15%
Time deposits	350,525	3,455	3.96%	326,475	3,225	4.01%

Total interest bearing deposits	761,846	4,516	2.38%	757,299	4,448	2.38%

Federal funds purchased	132	1	4.26%	--	--	0.00%
Federal Home Loan Bank short-term borrowings	983	8	3.19%	1,438	19	5.44%
Securities sold under agreements to repurchase
and other short-term debt	87,089	629	2.90%	85,222	909	4.32%
Securities sold under agreements to repurchase,
long-term	50,099	558	4.48%	20,000	285	5.78%
Other long-term debt	74,651	801	4.31%	50,273	587	4.74%
Junior subordinated debentures issued to
Unconsolidated subsidiary trust	20,619	298	5.77%	20,619	298	5.77%

Total borrowed funds	233,573	2,295	3.95%	177,552	2,098	4.75%

Total interest bearing liabilities	995,419	$ 6,811	2.75%	934,851	$ 6,546	2.84%

Noninterest bearing deposits	117,001			117,478
Other liabilities	13,238			5,780
Shareholders' equity	76,809			69,542

Total liabilities and shareholders' equity	$1,202,467			$1,127,651

Net interest earning assets	$ 147,238			$ 136,997

Net interest income (fully taxable equivalent)		$ 9,657			$ 9,523

Tax equivalent adjustment		(19)			(9)

Net interest income		$ 9,638			$ 9,514

Net interest rate spread			3.04%			3.24%

Net interest margin			3.40%			3.60%

(a)	Includes principal balance of non-accrual loans and fees on loans.
(b)	Available for sale securities are included at fair value, held to maturity securities are included at amortized cost.
(c)	Tax exempt interest has been converted to a tax equivalent basis using the Federal tax rate of 35%.


Provision for Credit Losses: Merchants recorded a $300 thousand provision for credit losses during both the first quarter of 2008 and the fourth quarter of 2007, and recorded no provision for credit losses during the first quarter of 2007. The allowance for loan losses was $8.31 million, 1.10% of total loans and 116% of nonperforming loans at March 31, 2008, compared to $8.00 million, 1.09% of total loans and 87% of nonperforming loans at December 31, 2007; and $7.03 million, 1.01% of total loans and 279% of nonperforming loans at March 31, 2007. Although nonperforming loans decreased to $7.17 million at March 31, 2008 from $9.23 million at December 31, 2007, balances were still significantly higher than March 31, 2007 nonperforming loans of $2.51 million. Additionally, gross loans ended the first quarter of 2008 at $752.62 million, a $21.12 million increase over year end balances. Merchants recorded net recoveries totaling $10 thousand for the three months ended March 31, 2008 and recorded net recoveries of $44 thousand for the same period in 2007. All of these factors are taken into consideration during management's quarterly review of the Allowance which management continues to deem adequate under current market conditions. See the discussion of Nonperforming Assets on pages 14-16 for additional information on the Allowance and the allowance for loan losses.

Noninterest Income: Total noninterest income increased $190 thousand to $2.24 million for the first quarter of 2008 from $2.05 million for the first quarter of 2007. Noninterest income excluding gains/losses on investment securities increased slightly to $2.16 million for the first quarter of 2008 compared to $2.09 million for the first quarter of 2007. Other noninterest income increased $76 thousand to $828 thousand for the first quarter of 2008 from $752 thousand for the first quarter of 2007; this increase is primarily attributable to increases in net ATM/debit card revenue.

Noninterest Expense: Total noninterest expense decreased $57 thousand to $8.12 million for the first quarter of 2008 from $8.18 million for the first quarter of 2007. Occupancy expenses increased $94 thousand to $923 thousand for the first quarter of 2008 compared to 2007, a result of increased energy and snow removal costs. Equipment expense decreased $56 thousand to $629 thousand for the first quarter compared to the first quarter of 2007, a result of the timing of various projects and fixed asset additions. Legal and professional fees decreased by $63 thousand when comparing the first quarter of 2008 to 2007. Marketing expenses increased $120 thousand when comparing the first quarter of 2008 to 2007, a result of the timing of expenses. Other noninterest expenses decreased $238 thousand to $1.29 million for the first quarter of 2008 compared to 2007. Merchants experienced a defalcation during the first quarter of last year which was subject to a $100 thousand insurance deductible. Additionally, Merchants purchased an interest rate cap during early 2007. The cap was marked to market through the income statement. Merchants recorded a $33 thousand expense related to the mark to market on the interest rate cap during the first quarter of 2007, there was no expense related to the interest rate cap during 2008.

Balance Sheet Analysis

Loans ended the first quarter of 2008 at $752.62 million, an increase of $21.11 million over December 31, 2007 balances of $731.51 million. The increase since December 31, 2007 is made up primarily of residential and commercial mortgages. The combination of lower interest rates and reduced competition in the residential area has provided Merchants with additional opportunities to gain new customers.

Balances of real estate construction loans decreased to $35.47 million at March 31, 2008 from $39.35 million at December 31, 2007. For approximately $18.5 million of the outstanding construction loans at March 31, 2008 the primary source of repayment will be the sale of residential housing units. Approximately $8.5 million is attributable to construction of multifamily housing and will be repaid by conversion to term financing and future rental income. The balance of $8 million will be repaid by equity investments in affordable housing projects, conversion of loans to commercial and industrial or commercial real estate borrowers to term financing, and conversion of loans to individual borrowers to conventional mortgage financing.

The following table summarizes the components of Merchants' loan portfolio as of March 31, 2008 and December 31, 2007:

	March 31,	December 31,
(In thousands)	2008	2007

Commercial, financial and agricultural	$ 93,822	$ 92,740
Real estate loans - residential	372,357	356,472
Real estate loans - commercial	243,041	234,675
Real estate loans - construction	35,466	39,347
Installment loans	7,185	7,220
All other loans	753	1,054

Total loans	$752,624	$731,508

Merchants' investment portfolio totaled $431.96 million at March 31, 2008, an increase of $66.37 million from December 31, 2007 ending balances of $365.59 million. Merchants began taking advantage of the steepening yield curve during the


second half of 2007 to redeploy funds into the investment portfolio. Merchants continued to increase the portfolio through the first quarter of 2008, and purchased $62.80 million in securities during the first quarter at an average yield of 5.04%. The securities purchased were a mix of 15 and 30 year agency mortgage backed securities ("MBS") and agency collateralized mortgage obligations ("CMO"). These purchases were funded in part by a sale of securities in early 2008. After the extraordinary interest rate decreases by the Federal Reserve Board in January 2008, Merchants was able to take advantage of the steepened yield curve and market conditions, and sold all of its corporate bonds, several commercial mortgage backed securities and one agency MBS. The total amortized cost of the securities sold was $26.93 million, the average yield was 4.28%, and the pre-tax gain was $82 thousand. The balance of the purchases was funded by $37.50 million in borrowings at an average cost of 3.31%. The borrowed funds are a mix of two, three and five year amortizing and bullet Federal Home Loan Bank advances, and five year structured repurchase agreements with embedded caps that are callable after two or three years. Merchants added an additional $82.45 million to the portfolio at the beginning of the second quarter of 2008. The securities purchased yield 5.28% and consisted primarily of seasoned 30 year MBS purchased at a discount. These purchases were funded by a mix of $40 million in long-term borrowed funds at an average cost of 2.94%, the redeployment of approximately $20 million of short term investments and the balance in overnight borrowed funds. Merchants purchased an additional $82.45 million of Agency MBS at the end of March and beginning of April 2008, all of which settled in mid-April. Included in Investments and Other Liabilities in the accompanying Consolidated Balance Sheets are $55.27 million of these securities with trade dates in March that settled in April.

Deposits ended the quarter at $904.87 million, an increase of $37.43 million over year end balances of $867.44 million. Much of this growth occurred in the latter portion of the quarter, as growth in quarterly average deposits was more modest at $4.44 million. As rates have moved down during 2008 depositors continue to seek higher yields causing ongoing shifts within product categories. Quarterly average savings, NOW and money market balances have decreased by $4.44 million when comparing the first quarter of 2008 to the fourth quarter of 2007, while quarterly average time deposits have grown $19.48 million during the same time period. The shift is more pronounced when comparing the first quarter of 2008 to the first quarter of 2007; quarterly average savings, NOW and money market accounts have decreased $19.50 million over the last year while quarterly average time deposit balances have increased by $24.05 million over the same time period. Time deposits were 40.5% of total deposits at March 31, 2008, compared to 38.4% of total deposits at December 31, 2007 and 37.5% of total deposits at March 31, 2007. As of March 31, 2008, $32.12 million in deposits have moved off balance sheet into the Certificate of Deposit Account Registry Service ("CDARS") which has attracted some larger dollar relationships looking for both a higher yield and full insurance coverage.

Merchants' cash management sweep product continues to be successful. This product is priced at an attractive cost of funds when compared to other short-term borrowing alternatives. Balances in this product totaled $82.71 million at March 31, 2008 and are included with "Securities sold under agreements to repurchase and other short-term debt" on the accompanying consolidated balance sheet.

In the ordinary course of business, Merchants makes commitments for possible future extensions of credit. At March 31, 2008, Merchants was obligated to fund $4.99 million of standby letters of credit. No losses are anticipated in connection with these commitments.

In February 2007, the FASB issued "SFAS 159", "The Fair Value Option for Financial Assets and Financial Liabilities." This Statement generally permits the measurement of selected eligible financial instruments at fair value at specified election dates. SFAS 157, "Fair Value Measurements", generally establishes the definition of fair value, expands disclosures about fair value measurement and establishes a hierarchy of the levels of fair value measurement techniques. SFAS 157 and SFAS 159 are effective for fiscal years beginning after November 15, 2007. Effective January 1, 2008, Merchants adopted SFAS 159 and SFAS 157, but has not elected to apply fair value option to any financial assets or liabilities. The adoption of the standards had no financial statement impact, other than enhanced disclosure. Merchants has no assets for which the fair value is derived using significant unobservable inputs, as defined by SFAS 157.

Income Taxes

Merchants and its subsidiaries are taxed on income at the federal level by the Internal Revenue Service. The State of Vermont levies franchise taxes on banks primarily based upon average deposit levels in lieu of taxing income. Vermont franchise taxes totaled $240 thousand and $211 thousand for the quarters ended March 31, 2008 and 2007, respectively. Total income tax expense was $800 thousand for the first quarter of 2008, compared to $769 thousand for the first quarter of 2007. Merchants recognized favorable tax benefits from federal affordable housing tax credits of $410 thousand for the first quarter of 2008 and the first quarter of 2007. Merchants' statutory tax rate was 35% for all periods. The recognition of affordable housing tax credits is the principal reason for Merchants' effective tax rate of 23.14% for the quarter ended March 31, 2008, and 22.71% for the quarter ended March 31, 2007.

Liquidity and Capital Resources

Merchants' liquidity is monitored by the Asset and Liability Committee (the "ALCO") of Merchants Bank's Board of Directors, based upon Merchants Bank policies. Merchants had $22.10 million in overnight funds sold and other short-term investments at March 31, 2008. Additionally, Merchants has an overnight line of credit with the FHLB of $5 million and an estimated additional borrowing capacity with the FHLB of $98.06 million. Merchants has $44 million in available federal funds lines of credit at March 31, 2008 and the ability to borrow through the use of repurchase agreements, collateralized by Merchants' investments, with certain approved counterparties. Merchants' investment portfolio, which is managed by the ALCO, totaled $431.96 million at March 31, 2008, of which $181.42 million was pledged. The portfolio is a reliable source of cash flow for Merchants.

In January 2007, Merchants Board approved a stock repurchase program, pursuant to which Merchants may repurchase 200,000 shares of its common stock on the open market from time to time through January 2008. The Board extended the program through January 2009 at its January 2008 meeting. Under the program 98,351 shares have been purchased at an average price per share of $23.07; shares purchased during the first quarter of 2008 totaled 39,233 at an average price per share of $23.33.

As of March 31, 2008, Merchants exceeded all applicable regulatory capital requirements. The following table represents the actual capital ratios and capital adequacy requirements for Merchants as of March 31, 2008 and 2007:

			For Capital
	Actual		Adequacy Purposes

(In thousands)	Amount (1)	Percent	Amount	Percent

	As of March 31, 2008

Tier 1 leverage capital	$ 95,609	7.95%	$48,097	4.00%
Tier 1 risk-based capital	95,609	12.40%	30,839	4.00%
Total risk-based capital	103,921	13.52%	61,678	8.00%

	As of March 31, 2007

Tier 1 leverage capital	$ 93,498	8.29%	$45,097	4.00%
Tier 1 risk-based capital	93,498	12.67%	29,526	4.00%
Total risk-based capital	100,823	13.66%	59,051	8.00%

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

The following table summarizes Merchants' nonperforming assets at the dates indicated:

(In thousands)	March 31, 2008	December 31, 2007	March 31, 2007

Nonaccrual loans	$6,965	$9,018	$2,425
Loans past due 90 days or more and still accruing
interest	52	57	--
Troubled debt restructurings	152	156	90

Total nonperforming loans ("NPL")	7,169	9,231	2,515
Other Real Estate Owned ("OREO")	--	475	258

Total nonperforming assets ("NPA")	$7,169	$9,706	$2,773

Nonperforming assets decreased to $7.17 million at March 31, 2008 from $9.71 million at December 31, 2007. The net decrease of $2.54 million in nonaccrual loans during the first quarter of 2008 is primarily a result of payments received on a large residential construction project that was moved to nonaccrual status during the third quarter of 2007. In addition, Merchants completed several OREO sales during the first quarter of 2008, reducing OREO balances to zero. Excluded from the balances above are Merchants' loans that are 30-89 days past due. These loans are not necessarily considered classified or impaired. Loans past due 30-89 days at March 31, 2008 totaled $634 thousand, compared to $676 thousand at

December 31, 2007 and $485 thousand at March 31, 2007.

A loan is considered impaired, based on current information and events, if it is probable that Merchants will be unable to collect the scheduled payments of principal or interest when due, according to the contractual terms of the loan agreement. Loans deemed impaired at March 31, 2008 totaled $7.17 million, of which $6.96 million are included as nonaccrual loans in the table above. Impaired loans at March 31, 2008 have decreased $2.06 million since December 31, 2007. This decrease is primarily attributable to payments on the loan discussed above.

Merchants' management maintains an internal listing that includes all criticized and classified loans. Merchants' management believes that classified loans have well-defined weaknesses which, if left unattended, could lead to collection problems. The oversight process on these loans includes an active risk management approach. A management committee reviews the status of these loans each quarter and determines or confirms the appropriate risk rating and accrual status. The findings of this review process are instrumental in determining the adequacy of the Allowance. Excluded from nonperforming loans are approximately $19.40 million of internally classified loans as of March 31, 2008, compared to $19.60 million as of December 31, 2007. Included in internally classified loans at March 31, 2008 are $5.01 million in owner-occupied commercial real estate loans and commercial loans to a residential home builder. No other significant internally classified loans are tied to the housing or any other specific industry. Approximately $5.36 million is attributable to commercial borrowers in a variety of industries, $3.71 million to non-owner occupied commercial real estate and $5.32 million to owner-occupied commercial real estate. To date all payments have been made as agreed by these customers and Merchants appears adequately secured. Merchants' management will continue to closely monitor asset quality.

The increase in NPAs and internally classified loans over the course of 2007 is primarily attributable to weakness in residential housing and construction industries.

The following table reflects Merchants' nonperforming asset and coverage ratios as of the dates indicated:

		December 31,
	March 31, 2008	2007	March 31, 2007

NPL to total loans	0.95%	1.26%	0.36%
NPA to total assets	0.56%	0.83%	0.24%
Allowance for loan losses to total loans	1.10%	1.09%	1.01%
Allowance for loan losses to NPL	116%	87%	279%

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

The following table summarizes year-to-date activity in Merchants' Allowance through the dates indicated:

(In thousands)	March 31, 2008	December 31, 2007	March 31, 2007

Balance, beginning of year	$8,350	$7,281	$7,281
Charge-offs :
Commercial, lease financing and all other	(4)	(170)	(78)
Real estate - construction	--	--	--
Real estate - mortgage	--	(242)	(85)
Installment and other consumer	--	(20)	(12)

Total charge-offs	(4)	(432)	(175)

Recoveries:
Commercial, lease financing and all other	4	271	202
Real estate - mortgage	10	79	17
Installment and other consumer	--	1	--

Total recoveries	14	351	219

Net (charge-offs) recoveries	10	(81)	44

Provision for credit losses	300	1,150	--

Balance end of period	$8,660	$8,350	$7,325

Components:
Allowance for loan losses	$8,312	$8,002	$7,026
Reserve for undisbursed lines of credit	348	348	299

Allowance for Credit Losses	$8,660	$8,350	$7,325

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

The Allowance reflects management's current strategies and efforts to maintain the Allowance at a level adequate to provide for losses based on an evaluation of known and inherent risks in the loan portfolio, as well as the potential risk from unfunded loan commitments and letters of credit. Among the factors that management considers in establishing the level of the Allowance are overall findings from an analysis of individual loans, the overall risk characteristics and size of the loan portfolio, past credit loss history, management's assessment of current economic and real estate market conditions and estimates of the current value of the underlying collateral. A credit loss provision of $300 thousand was recorded during the quarter ended March 31, 2008, primarily as a result of increased levels of nonperforming loans over the last year, overall growth in the loan portfolio and continued economic uncertainty. Management considers the balance of the Allowance adequate at March 31, 2008.

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

Interest Rate Risk

The ALCO is responsible for evaluating and managing the interest rate risk which arises naturally from imbalances in repricing, maturity and cash flow characteristics of Merchants' assets and liabilities. It is also responsible for ensuring that Merchants Bank's Board of Directors receives accurate information regarding Merchants' interest rate risk position at least quarterly. The ALCO uses an outside consultant to perform rate shocks of Merchants' balance sheet, and to perform a variety of other analyses. The consultant's most recent review was as of February 29, 2008. The consultant ran a base simulation assuming no changes in rates or balance sheet mix at the February 29, 2008 review. Additionally, the consultant modeled 200 basis point rising and falling interest rate scenarios which assume a parallel and pro rata shift of the yield curve over a one-year period and assumed no changes or growth in the balance sheet.

At February 29, 2008 Merchants' one-year static gap position was a $226.99 million liability-sensitive position compared to a $247.17 million liability-sensitive position at the end of 2007. In the base case model, which assumes interest rates and Merchants' balance sheet and mix remain similar to those of February 29, 2008, net margins are expected to increase over the short term as funding costs are replaced at lower yields than assets. Net interest income is expected to trend downward over the long-term as asset cash flows are replaced at much lower rates. Although Merchants large negative static gap position implies that net interest income will increase in a falling rate scenario, this is not the case. If rates fall, with a parallel yield curve shift, margins are projected to increase initially as the short term funding base reprices more quickly than assets. This trend reverses itself at the end of the first year as liability declines slow while assets reprice quickly in a declining rate environment. If the yield curve steepens as rates fall some of the margin decline would be offset. If rates rise net interest income is expected to decrease slightly as higher asset yields do not fully offset increased funding costs. Margins decrease further in year two as a large portion of the funding base resets to higher rates.

The change in net interest income for the next twelve months from Merchants' expected or "most likely" forecast at the February 29, 2008 review is shown in the following table. The degree to which this exposure materializes will depend, in part, on Merchants' ability to manage deposit rates as interest rates rise or fall.

Percent Change in
Rate Change	Net Interest Income

Up 200 basis points	(1.04)%
Down 200 basis points	(0.47)%

The analysis discussed above assumes a parallel shift of the yield curve and includes no growth assumptions. Merchants' consultant ran additional simulations which modeled a downward movement in rates with a steepening yield curve. Falling rates, accompanied by a yield curve that steepens in the short end, resulted in more modest net interest income decreases. These types of dynamic analyses give the ALCO a more thorough understanding of how Merchants' balance sheet will perform in a variety of rate environments.

The ALCO uses off-balance sheet strategies, such as interest rate caps and floors and interest rate swaps, as well as borrowings with embedded caps and floors to help minimize Merchants' exposure to changes in interest rates. Merchants purchased a $30 million interest rate cap in January of 2007 to help mitigate its exposure to rising short term interest rates. The cap is recorded on Merchants' balance sheet at fair value with subsequent changes in fair value recorded through earnings each quarter. Additionally, Merchants has entered into borrowing arrangements with embedded caps and floors that will provide additional protection as interest rates change. Merchants currently has $31.50 million in repurchase agreements with embedded caps or embedded double caps on its books, and $20.00 million in repurchase agreements with an embedded floor that has recently come into the money.

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

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

Credit Risk

Merchants Bank's Board of Directors reviews and approves Merchants Bank's loan policy on an annual basis. Among other things, the loan policy establishes restrictions regarding the types of loans that may be granted, and the distribution of loan types within Merchants' portfolio. Merchants Bank's Board of Directors grants each loan officer the authority to originate loans on behalf of Merchants, subject to certain limitations. These authorized lending limits are reviewed at least annually and are based upon the officer's knowledge and experience. Loan requests that exceed an officer's authority require the signature of Merchants' credit division manager, senior loan officer, and/or president. All extensions of credit of $2.5 million or greater to any one borrower or related party are reviewed and approved by the Loan Committee of Merchants Bank's Board of Directors. Merchants' loan portfolio is continuously monitored for performance, creditworthiness and strength of documentation through the use of a variety of management reports and with the assistance of an external loan review firm. Merchants had planned to bring its loan review function back in house during 2008, but has decided to continue to use an external loan review firm. Credit ratings are assigned to commercial loans and are routinely reviewed. Loan officers or the loan workout function take remedial actions to assure full and timely payment of loan balances when necessary. Merchants' policy is to discontinue the accrual of interest on loans when scheduled payments become contractually past due 90 or more days and the ultimate collectibility of principal or interest becomes doubtful. Merchants Bank's Credit Policy is updated as needed and changes are presented to the Board for approval.

Item 4. Controls and Procedures

The principal executive officer, principal financial officer, and other members of Merchants' senior management have evaluated Merchants' disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, Merchants' principal executive officer and principal financial officer have concluded that the disclosure controls and procedures effectively ensure that information required to be disclosed in Merchants' filings and submissions with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is accumulated and communicated to Merchants' management (including the principal executive officer and principal financial officer), and is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. In addition, Merchants has reviewed its internal controls over financial reporting and there have been no changes in its internal control over financial reporting during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

MERCHANTS BANCSHARES, INC.
PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Please read the factors discussed in "Risk Factors" in Merchants' Annual Report on Form 10-K for the fiscal year ended December 31, 2007, which could materially adversely affect Merchants' business, financial condition and operating results. These risks are not the only ones facing Merchants. Additional risks and uncertainties not currently known to Merchants or that Merchants currently deems to be immaterial also may materially adversely effect Merchants' business, financial condition and operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities by the Issuer

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

January 1 through January 31	-	-	-	140,882
February 1 through February 29	18,180	23.46	18,129	122,753
March 1 through March 31	21,104	23.22	21,104	101,649

Total	39,284	23.33	39,233	-

In January 2007, Merchants Board approved a stock repurchase program, pursuant to which Merchants may repurchase 200,000 shares of its common stock on the open market from time to time through January 2008. The Board extended the program through January 2009 at its January 2008 meeting. Under the program, which commenced during the quarter ended June 30, 2007, 98,351 shares have been purchased at an average price per share of $23.07; shares purchased during the first quarter of 2008 totaled 39,233 at an average price per share of $23.33.

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

3.1.2	Certificate of Merger, filed June 5, 1987 (Incorporated by reference to Merchants' Annual Report on Form 10-K for the Year Ended December 31, 2006, filed on March 16, 2007)

3.1.3	Certificate of Amendment, filed May 11, 1988 (Incorporated by reference to Merchants' Annual Report on Form 10-K for the Year Ended December 31, 2006, filed on March 16, 2007)

3.1.4	Certificate of Amendment, filed April 29, 1991 (Incorporated by reference to Merchants' Annual Report on Form 10-K for the Year Ended December 31, 2006, filed on March 16, 2007)

3.1.5	Certificate of Amendment, filed August 29, 2006 (Incorporated by reference to Merchants' Annual Report on Form 10-K for the Year Ended December 31, 2006, filed on March 16, 2007)

3.1.6	Certificate of Amendment, filed August 29, 2006 (Incorporated by reference to Merchants' Annual Report on Form 10-K for the Year Ended December 31, 2006, filed on March 16, 2007)

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

Merchants Bancshares, Inc.

/s/ Michael R. Tuttle

Michael R. Tuttle
President & Chief Executive Officer

/s/ Janet P. Spitler

Janet P. Spitler
Chief Financial Officer & Treasurer

May 9, 2008

Date
