Form 10-Q
period 2008-06-30
MERCHANTS BANCSHARES INC
filed 2008-08-07
CIK 726517

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2008

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	0-11595

Merchants Bancshares, Inc.
(Exact Name Of Registrant As Specified In Its Charter)

Delaware	03-0287342

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

275 Kennedy Drive, South Burlington, Vermont	05403

(Address Of Principal Executive Offices)	(Zip Code)

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
[ ] Yes [X] No

As of July 16, 2008, there were 6,061,570 shares of the registrant's common stock, par value $0.01 per share, outstanding.

MERCHANTS BANCSHARES, INC. FORM 10-Q TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.	Interim Consolidated Financial Statements (Unaudited)

	Consolidated Balance Sheets
	As of June 30, 2008 and December 31, 2007	1

	Consolidated Statements of Income
	For the three and six months ended June 30, 2008 and 2007	2

	Consolidated Statements of Comprehensive Income
	For the three and six month ended June 30, 2008 and 2007	3

	Consolidated Statements of Cash Flows
	For the three months ended June 30, 2008 and 2007	4

	Notes to Interim Consolidated Financial Statements	5 -8

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	8 - 19

Item 3	Quantitative and Qualitative Disclosures about Market Risk	19 - 21

Item 4.	Controls and Procedures	21

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	22

Item 1A.	Risk Factors	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3.	Defaults upon Senior Securities	22

Item 4.	Submission of Matters to a Vote of Security Holders	22 - 23

Item 5.	Other Information	23

Item 6.	Exhibits	23

Signatures		24

Exhibits

MERCHANTS BANCSHARES, INC. PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

Merchants Bancshares, Inc. Consolidated Balance Sheets (unaudited)

	(In thousands except share and per share data)		June 30, 2008	December 31, 2007

	ASSETS
	Cash and cash equivalents		$ 42,657	$ 29,720
	Federal funds sold and other short-term investments		6,110	20,100

	Total cash and cash equivalents		48,767	49,820
	Investments:
	Securities available for sale, at fair value		441,834	361,512
	Securities held to maturity (fair value of $3,623 and $4,283)		3,445	4,078

	Total investments		445,279	365,590

	Loans		774,194	731,508
	Less: Allowance for loan losses		8,439	8,002

	Net loans		765,755	723,506

	Federal Home Loan Bank stock		6,748	5,114
	Bank premises and equipment, net		10,296	11,484
	Investment in real estate limited partnerships		6,289	7,215
	Other assets		9,191	8,014

	Total assets		$1,292,325	$1,170,743

	LIABILITIES
	Deposits:
	Demand deposits		$ 119,495	$ 123,344
	Savings, NOW and money market accounts		437,316	411,321
	Time deposits $100 thousand and greater		125,085	85,738
	Other time deposits		263,748	247,034

	Total deposits		945,644	867,437

Securities sold under agreements to repurchase and other short-term debt			82,168	98,917
Securities sold under agreements to repurchase, long-term			74,000	41,500
Other long-term debt			86,640	62,117
Junior subordinated debentures issued to unconsolidated subsidiary trust			20,619	20,619
Other liabilities			9,602	4,846

	Total liabilities		1,218,673	1,095,436

	Commitments and contingencies (Note 5)
	SHAREHOLDERS' EQUITY
	Preferred stock Class A non-voting
	Shares authorized - 200,000, none outstanding		--	--
	Preferred stock Class B voting
	Shares authorized - 1,500,000, none outstanding		--	--
	Common stock, $.01 par value		67	67
	Shares authorized	10,000,000
Issued	As of June 30, 2008 and December 31, 2007	6,651,760
Outstanding	As of June 30, 2008	5,749,932
	As of December 31, 2007	5,770,948
	Capital in excess of par value		37,052	37,264
	Retained earnings		54,706	52,570
	Treasury stock, at cost		(19,719)	(19,214)
	As of June 30, 2008	901,828
	As of December 31, 2007	880,812
	Deferred compensation arrangements		5,864	6,042
	Accumulated other comprehensive loss		(4,318)	(1,422)

	Total shareholders' equity		73,652	75,307

	Total liabilities and shareholders' equity		$1,292,325	$1,170,743

See accompanying notes to interim consolidated financial statements

Merchants Bancshares, Inc. Consolidated Statements of Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands except per share data)	2008	2007	2008	2007

INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$11,373	$11,744	$22,939	$23,209
Investment income:
Interest on debt securities	5,462	3,663	10,017	7,571
Dividends	56	85	133	185
Interest on fed funds sold, short term investments and interest bearing deposits	51	497	302	1,084

Total interest and dividend income	16,942	15,989	33,391	32,049

INTEREST EXPENSE
Savings, NOW and money market accounts	993	1,210	2,054	2,433
Time deposits $100 thousand and greater	1,026	668	1,969	1,444
Other time deposits	2,359	2,565	4,871	5,014
Other borrowed funds	415	836	1,053	1,764
Long-term debt	1,659	1,143	3,316	2,313

Total interest expense	6,452	6,422	13,263	12,968

Net interest income	10,490	9,567	20,128	19,081
Provision for credit losses	50	150	350	150

Net interest income after provision for credit losses	10,440	9,417	19,778	18,931

NONINTEREST INCOME
Trust company income	473	472	978	959
Service charges on deposits	1,356	1,377	2,647	2,650
Gain/(loss) on investment securities	--	--	82	(37)
Equity in losses of real estate limited partnerships, net	(461)	(422)	(924)	(844)
Other noninterest income	937	914	1,765	1,666

Total noninterest income	2,305	2,341	4,548	4,394

NONINTEREST EXPENSE
Salaries and wages	3,255	2,995	6,352	6,007
Employee benefits	936	872	1,868	1,796
Occupancy expense	832	798	1,755	1,627
Equipment expense	659	716	1,288	1,401
Legal and professional fees	696	589	1,279	1,235
Marketing	592	335	996	619
State franchise taxes	278	259	550	511
Other real estate owned	24	292	14	309
Other noninterest expense	1,678	1,385	2,972	2,917

Total noninterest expense	8,950	8,241	17,074	16,422

Income before provision for income taxes	3,795	3,517	7,252	6,903
Provision for income taxes	911	821	1,711	1,590

NET INCOME	$ 2,884	$ 2,696	$ 5,541	$ 5,313

Basic earnings per common share	$ 0.48	$ 0. 44	$ 0.91	$ 0.86
Diluted earnings per common share	$ 0.47	$ 0.44	$ 0.91	$ 0.86
See accompanying notes to interim consolidated financial statements


Merchants Bancshares, Inc. Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2008	2007	2008	2007

Net income	$ 2,884	$ 2,696	$ 5,541	$ 5,313
Other comprehensive income, net of tax:
Change in net unrealized loss on securities available for sale, net of taxes of $(2,490), $(892), $(1,559) and $(418)	(4,624)	(1,657)	(2,895)	(776)
Reclassification adjustments for securities (gains)/losses included
in net income,net of taxes of $0, $0, $(29) and $13	1	--	(52)	24
Amortization of previously recorded benefit plan amount, net of taxes of $12, $8, $28 and $32	23	14	52	59

Other comprehensive loss	(4,600)	(1,643)	(2,895)	(693)

Comprehensive (loss) income	$(1,716)	$ 1,053	$ 2,646	$ 4,620

See accompanying notes to the interim consolidated financial statements.

Merchants Bancshares, Inc. Consolidated Statements of Cash Flows (Unaudited)

For the six months ended June 30,	2008	2007

(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 5,541	$ 5,313
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	350	150
Depreciation and amortization	1,264	1,549
Stock option expense	8	8
Net (gains) losses on investment securities	(82)	37
Net gains on sales of other real estate owned	(62)	(41)
Equity in losses of real estate limited partnerships, net	924	844
Changes in assets and liabilities:
(Increase) decrease in interest receivable	(201)	266
Decrease in other assets	57	364
Increase (decrease) in interest payable	151	(28)
Increase (decrease) in other liabilities	394	(264)

Net cash provided by operating activities	8,344	8,198

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investment securities available for sale	27,009	1,463
Proceeds from maturities of investment securities available for sale	49,865	34,722
Proceeds from maturities of investment securities held to maturity	633	852
Proceeds from redemption of Federal Home Loan Bank stock	--	372
Purchases of investment securities available for sale	(161,954)	(249)
Loan originations in excess of principal payments	(38,949)	(35,316)
Purchases of Federal Home Loan Bank stock	(1,634)	--
Proceeds from sales of loans, net	37	494
Proceeds from sales of premises and equipment	2,000	--
Proceeds from sales of other real estate owned	537	299
Real estate limited partnership investments	--	(219)
Purchases of bank premises and equipment	(1,115)	(295)

Net cash (used in) provided by investing activities	(123,571)	2,123

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	78,207	(3,983)
Net increase (decrease) in short-term borrowings	1,396	(1,833)
Proceeds from long-term debt	47,500	825
Net decrease in securities sold under agreement to repurchase-short term	(18,145)	(12,786)
Net increase in securities sold under agreement to repurchase-long term	32,500	--
Principal payments on long-term debt	(22,977)	(8,113)
Cash dividends paid	(3,034)	(3,087)
Purchases of treasury stock	(1,371)	(1,872)
Sale of treasury stock	4	10
Increase in deferred compensation arrangements	16	108
Proceeds from exercise of stock options, net of withholding taxes	59	--
Tax benefit from exercise of stock options	19	15

Net cash provided by (used in) financing activities	114,174	(30,716)

Decrease in cash and cash equivalents	(1,053)	(20,395)
Cash and cash equivalents beginning of period	49,820	78,706

Cash and cash equivalents end of period	$ 48,767	$ 58,311

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Total interest payments	$ 13,112	$ 12,996
Total income tax payments	2,371	1,800
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES
Distribution of stock under deferred compensation arrangements	$ 349	$ 268
Distribution of treasury stock in lieu of cash dividend	371	379
Loan related to sale-leaseback transaction	3,700	--
Deferred gain from sale-leaseback transaction	4,232	--

See accompanying notes to interim consolidated financial statements

Notes To Interim Consolidated Financial Statements

See Merchants Bancshares, Inc. ("Merchants") 2007 Annual Report on Form 10-K for additional information.

Note 1: Financial Statement Presentation

Principles of Consolidation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. All adjustments necessary for a fair presentation of the interim consolidated financial statements of Merchants as of June 30, 2008 and 2007, and for the three and six months ended June 30, 2008 and 2007 have been included. The information was prepared from the unaudited financial statements of Merchants and its subsidiaries, Merchants Bank ("Bank"), Merchants Trust Company, Merchants Properties, Inc. And MBVT Statutory Trust I. Amounts reported for prior periods are reclassified, where necessary, to be consistent with the current period presentation.

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

Note 2: Earnings Per Share

The following table presents reconciliations of the calculations of basic and diluted earnings per common share for the periods indicated:
	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2008	2007	2008	2007

(In thousands except per share data)
Net income	$2,884	$2,696	$5,541	$5,313

Weighted average common shares outstanding	6,069	6,172	6,077	6,180
Dilutive effect of common stock equivalents	12	15	12	15

Weighted average common and common equivalent	6,081	6,187	6,089	6,195
shares outstanding
Basic earnings per common share	$ 0.48	$ 0.44	$ 0.91	$ 0.86
Diluted earnings per common share	$ 0.47	$ 0.44	$ 0.91	$ 0.86

Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding for the three and six month periods ended June 30, 2008 and 2007. For the three and six months ended June 30, 2008 and 2007 there were average stock options outstanding of 10,000 and 10,921, respectively that were not included in the calculation of earnings per share because they were anti-dilutive.

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

The following table summarizes the components of net periodic benefit costs for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2008	2007	2008	2007

Interest cost	$ 115	$ 115	$ 230	$ 230
Service cost	11	10	22	21
Expected return on Plan assets	(147)	(134)	(292)	(259)
Amortization of net loss	40	31	80	90

Net periodic benefit cost	$ 19	$ 22	$ 40	$ 82

No contributions have been made to the Plan during 2008 to date. Merchants has no required contribution for 2008.

Note 4: Stock Repurchase Program

In January 2007, Merchants' Board approved a stock repurchase program, pursuant to which Merchants may repurchase 200,000 shares of its common stock on the open market from time to time through January 2008. The Board extended the program through January 2009 at its January 2008 meeting. Under the program 114,918 shares have been purchased at an average price per share of $23.06; shares purchased during the three and six months ended June 30, 2008 totaled 16,567 and 55,800 at an average price per share of $23.01 and $23.24, respectively.

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

Merchants does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are conditional commitments issued by Merchants to guarantee the performance of a customer to a third party. Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit totaled approximately $4.97 million at June 30, 2008 and represent the maximum potential future payments Merchants could be required to make. Typically, these instruments have terms of 12 months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit for on balance sheet instruments. Merchants' policies governing loan collateral apply to standby letters of credit at the time of credit extension. Loan-to-value ratios are generally consistent with loan-to-value requirements for other commercial loans secured by similar types of collateral. The fair value of Merchants' standby letters of credit at June 30, 2008 was insignificant.

Merchants is involved in routine legal proceedings that occur in the ordinary course of business, which, in the aggregate, are believed by management to be immaterial to its financial condition and results of operations.

Note 6: Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 162, "The Hierarchy of Generally Accepted Accounting Principles". SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the Security and Exchange Commission's ("SEC's") approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles". SFAS No. 162 is not expected to have a material impact on our financial condition or results of operations.

In March 2008, the FASB issued SFAS No. 161 "Disclosures about Derivative Instruments and Hedging Activities--an amendment of FASB Statement No. 133." SFAS No. 161 requires enhanced disclosures about an entity's derivative and hedging activities and thereby improves the transparency of financial reporting. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS No. 161 is effective for


financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS No. 161 is not expected to have a material impact on our financial condition or results of operations.

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

Note 7: Fair Value Measurements

In February 2007, the FASB issued "SFAS No. 159", "The Fair Value Option for Financial Assets and Financial Liabilities." This Statement generally permits the measurement of selected eligible financial instruments at fair value at specified election dates. SFAS No. 157, "Fair Value Measurements", generally establishes the definition of fair value, expands disclosures about fair value measurement and establishes a hierarchy of the levels of fair value measurement techniques. SFAS No. 157 and SFAS No. 159 are effective for fiscal years beginning after November 15, 2007. Effective January 1, 2008, Merchants adopted SFAS No. 159 and SFAS No. 157, but has not elected to apply fair value option to any financial assets or liabilities. In accordance with FASB Staff Position No. 157-2, "Effective Date of FASB Statement No. 157," Merchants has delayed the application of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities until January 1, 2009.

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

As of June 30, 2008, there were securities classified as available for sale with fair values totaling $441.83 million which had gross unrealized losses of $4.64 million. The following table presents the financial instruments recorded at fair value as of and for the six months ended June 30, 2008.

Fair Value Measurements at Reporting Date Using

		Quoted Prices in		Significant
(In thousands)		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	6/30/2008	(Level 1)	(Level 2)	(Level 3)

Available for sale securities	$ 441,834	$ -	$ 441,834	$ -

Total	$ 441,834	$ -	$ 441,834	$ -

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

(iv)

the fact that at June 30, 2008, approximately 49.3% of Merchants' loan portfolio was comprised of commercial, commercial real estate and construction loans with some relationships exceeding ten million dollars, exposing Merchants to the risks inherent in financings based upon analyses of credit risk, the value of underlying collateral, including real estate, and other more intangible factors, which are considered in making commercial loans;

(v)

the fact that if real estate values in Merchants' market decline or become stagnant, business could be adversely affected. At June 30, 2008, approximately 87.1% of Merchants' loan portfolio was comprised of residential real estate and commercial real estate and construction loans, exposing Merchants to the risks inherent in financings based upon analyses of credit risk and the value of underlying collateral. Real estate prices in some parts of the country have recently become stagnant or declined and there has been a significant decline in real estate construction and housing starts. These trends could ultimately impact the value and liquidity of the real estate or other collateral securing Merchants' loans. Merchants' profitability may be negatively impacted by errors in risk analyses, by loan defaults, and the ability of certain borrowers to repay such loans may be adversely affected by any downturn in general economic conditions;

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

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

General

All adjustments necessary for a fair presentation of Merchants' interim consolidated financial statements as of June 30, 2008, and for the three and six months ended June 30, 2008 and 2007, have been included. The information was prepared from the unaudited financial statements of Merchants and its subsidiaries, Merchants Bank, Merchants Trust Company, Merchants Properties, Inc. and MBVT Statutory Trust I.

Results of Operations
Overview

Net income was $2.88 million and $5.54 million for the second quarter and first six months of 2008, compared to net income of $2.70 million and $5.31 million for the second quarter and the first six months of 2007. The return on average assets for the quarter and six months ended June 30, 2008 were 0.90% and 0.89%, respectively, compared to 0.97% and 0.95%, respectively, for the quarter and six months ended June 30, 2007. The return on average equity for the quarter and six months ended June 30, 2008 were 15.26% and 14.54%, respectively, compared to 15.33% and 15.19%, respectively. The following were the major factors contributing to the results for the quarter and six months ended June 30, 2008, compared to the same periods in 2007:

•

Merchants' net interest income increased to $10.49 million from $9.57 million for the second quarter of 2008 compared to 2007; and increased to $20.13 million for the first six months of 2008 compared to $19.08 million for the first six months of 2007. At the same time net interest margin decreased by 15 basis points to 3.48% from 3.63% for the second quarter of 2008 compared to 2007, and decreased by 17 basis points to 3.44% from 3.61% for the first half of 2008 compared to the same period in 2007. The net interest margin for the second quarter of 2008 expanded by eight basis points compared to the first quarter of the year as Merchants was able to reduce funding costs over the course of the quarter.

•

Merchants recorded a $50 thousand provision for credit losses during the second quarter of 2008 compared to $300 thousand during the first quarter of 2008, and $150 thousand for the second quarter of 2007. Merchants recorded a $350 thousand provision for the first six months of 2008 compared to $150 thousand for the same period last year. The decreased provision during the second quarter of 2008 compared to the first quarter of this year was primarily a result of reductions in non-performing loans over the course of the quarter. The increased provision during the first half of 2008 compared to 2007 was primarily a result of increases in nonperforming loans since June 30, 2007, combined with overall growth in the loan portfolio, as well as continued economic uncertainty.

•

Noninterest income decreased slightly to $2.31 million for the second quarter of 2008 compared to $2.34 million for the second quarter of 2007; and, excluding gains/losses on security sales, increased slightly to $4.47 million from $4.43 million for the first six months of 2008 compared to 2007. Noninterest expense increased $709 thousand to $8.95 million for the second quarter of 2008 from $8.24 million for second quarter of 2007; and increased to $17.07 million for the first six months of 2008 compared to $16.42 million for the first six months of 2007.

•

Average quarterly gross loans increased $58.78 million over the second quarter of 2007. Gross loans ended the second quarter of 2008 at $774.19 million, an increase of $42.69 million over year end 2007 balances.

•

Merchants' quarterly average investment portfolio increased $127.29 million, over the second quarter of 2007. Total investments ended the second quarter of 2008 at $445.28 million, a $79.69 million increase over year end 2007 balances.

•

Average quarterly deposits increased $48.32 million, over the second quarter of 2007. Total deposits ended the second quarter of 2008 at $945.64 million, a $78.21 million increase over year end 2007 balances.

Net Interest Income

Merchants' net interest income increased $923 thousand, or 9.7%, for the second quarter of 2008 compared to 2007 and was $1.05 million higher for the first six months of 2008 compared to 2007. Additionally, Merchants increased its net interest income by $852 thousand when comparing the second quarter of 2008 to the first quarter of 2008. These increases are a result of strong growth in both loans and deposits, and a result of the leverage that Merchants put on at the end of the first quarter and beginning of the second quarter of 2008 to take advantage of the favorable interest rate environment. Average interest earning assets for the second quarter of 2008 were $1.22 billion, compared to $1.06 billion for the second quarter of 2007 and $1.14 billion for the first quarter of 2008. Quarterly average loans were $58.78 million higher than the same quarter of 2007 and were $25.15 million higher than the first quarter of 2008. Merchants' quarterly average investment portfolio for the second quarter of 2008 was $445.53 million, an increase of $127.29 million over the same quarter of 2007; and was $67.13 million higher than the first quarter of 2008. The growth in assets was funded by a mix of increased deposits and borrowed funds. Quarterly average deposits were $48.32 million higher than the second quarter of 2007, and were $43.04 million higher than the first quarter of 2008. Quarterly average borrowed funds increased by $98.62 over the same quarter of 2007, and and increased by $30.66 million for the second quarter of 2008 compared to the first quarter of this year.

Merchants' net interest margin increased by eight basis points during the second quarter of 2008 compared to the first quarter of this year. Merchants' net interest margin was 15 basis points lower than the same quarter in 2007; and 17 basis points lower when comparing the first six months of 2008 to the same period in 2007. The average rate on interest earning assets for the current quarter was 44 basis points lower than the second quarter of 2007 and was 37 basis points lower for the first half of 2008 compared to the same period in 2007. This decrease was primarily due to decreased loan rates for 2008 compared to 2007, a result of the competitive environment and decreases in the prime lending rate. Lower loan rates were partially offset by a higher yield on investments for 2008 when compared to 2007.

Merchants was able to reduce its overall funding costs by 38 basis points for the second quarter of 2008 compared to 2007, and by 17 basis points for the first half of 2008 compared to 2007. The average cost of deposits decreased by 19 basis points when comparing the second quarter of this year to the same period in the prior year and 20 basis points compared to the first quarter of 2008. Additionally, Merchants has continued to layer on borrowings in the current low interest rate environment, our cost of borrowed funds for the second quarter of 2008 was 165 basis points lower than the second quarter of 2007 and decreased 125 basis points for the first 6 months of 2008 compared to the same period in 2007.

The following table attributes changes in Merchants' net interest income (on a fully taxable equivalent basis) to changes in either average balances or average rates for the three and six months ended June 30, 2008. Changes due to both interest rate and volume have been allocated to change due to volume and change due to rate in proportion to the relationship of the absolute dollar amounts of the change in each category:

Analysis of Changes in Fully Taxable Equivalent Net Interest Income

Three Months Ended June 30,

				Due to
			Increase
(In thousands)	2008	2007	(Decrease)	Volume	Rate

Fully taxable equivalent interest income:
Loans	$11,392	$11,761	$ (369)	$ 919	$(1,288)
Investments	5,518	3,747	1,771	1,432	339
Federal funds sold, securities sold under agreements to
repurchase and interest bearing deposits with banks	51	498	(447)	(278)	(169)

Total interest income	16,961	16,006	955	2,073	(1,118)

Less interest expense:
Savings, money market & NOW accounts	993	1,210	(217)	(6)	(211)
Time deposits	3,385	3,233	152	535	(383)
Federal Home Loan Bank short-term borrowings	35	20	15	20	(5)
Securities sold under agreements to repurchase
and other short-term debt	380	816	(436)	64	(500)
Securities sold under agreement to repurchase, long-term	564	288	276	455	(179)
Other long-term debt	797	557	240	359	(119)
Junior subordinated debt	298	298	--	--	--

Total interest expense	6,452	6,422	30	1,427	(1,397)

Net interest income	$10,509	$ 9,584	$ 925	$ 646	$ 279

Six Months Ended June 30,

				Due to
			Increase
(In thousands)	2008	2007	(Decrease)	Volume	Rate

Fully taxable equivalent interest income:
Loans	$22,977	$23,235	$ (258)	$1,733	$(1,991)
Investments	10,150	7,755	2,395	1,924	471
Federal funds sold, securities sold under agreements to
repurchase and interest bearing deposits with banks	302	1,085	(783)	(502)	(281)

Total interest income	33,429	32,075	1,354	3,155	(1,801)

Less interest expense:
Savings, money market & NOW accounts	2,054	2,433	(379)	(58)	(321)
Time deposits	6,840	6,458	382	793	(411)
Federal Home Loan Bank short-term borrowings	44	40	4	14	(10)
Securities sold under agreements to repurchase
and other short-term debt	1,009	1,724	(715)	86	(801)
Securities sold under agreement to repurchase, long-term	1,124	573	551	816	(265)
Other long-term debt	1,597	1,145	452	631	(179)
Junior subordinated debt	595	595	--	--	--

Total interest expense	13,263	12,968	295	2,282	(1,987)

Net interest income	$20,166	$19,107	$1,059	$ 873	$ 186

The following tables set forth certain information regarding net interest margin for the three and six months ended June 30, 2008 and 2007. For the periods indicated, the total dollar amount of interest income from average earning assets and the resultant yields, as well as the interest expense on average interest bearing liabilities, are expressed both in dollars and rates, and on a tax equivalent basis.

Merchants Bancshares, Inc. Average Balance Sheets and Average Rates (Unaudited)

	Three Months Ended

	June 30, 2008			June 30, 2007

(In thousands, fully taxable equivalent)	Average Balance	Interest Income/ Expense	Average Rate	Average Balance	Interest Income/ Expense	Average Rate

ASSETS:
Loans, including fees on loans (a)	$ 762,761	$11,392	6.01%	$ 703,982	$11,761	6.70%
Investments (b) (c)	445,534	5,518	4.98%	318,248	3,747	4.72%
Federal funds sold and interest bearing
deposits with banks	7,627	51	2.71%	38,066	498	5.25%

Total interest earning assets	1,215,922	$16,961	5.61%	1,060,296	$16,006	6.05%

Allowance for loan losses	(8,423)			(7,093)
Cash and cash equivalents	34,012			33,318
Bank premises and equipment, net	11,824			12,074
Other assets	24,489			16,626

Total assets	$1,277,824			$1,115,221

LIALIABILITIES AND SHAREHOLDERS' EQUITY:
Interest bearing deposits:
Savings, NOW & money market accounts	$ 428,681	$ 993	0.93%	$ 430,786	$ 1,210	1.15%
Time deposits	380,558	3,385	3.58%	322,436	3,233	1.13%

Total interest bearing deposits	809,239	4,378	2.18%	753,222	4,443	4.02%

Federal funds purchased	3,352	18	2.16%			2.37%
Federal Home Loan Bank short-term borrowings	3,451	17	2.00%	1,622	20	5.04%
Securities sold under agreements to repurchase
and other short-term debt	82,982	380	1.84%	76,476	816	4.28%
Securities sold under agreements to repurchase,
long-term	71,143	564	3.19%	20,000	288	5.78%
Other long-term debt	82,682	797	3.88%	46,897	557	4.77%
Junior subordinated debentures issued to
Unconsolidated subsidiary trust	20,619	298	5.77%	20,619	298	5.77%

Total borrowed funds	264,229	2,074	3.16%	165,614	1,979	4.81%

Total interest bearing liabilities	1,073,468	$ 6,452	2.42%	918,836	$ 6,422	2.80%

Noninterest bearing deposits	112,645			120,346
Other liabilities	16,094			5,666
Shareholders' equity	75,617			70,373

Total liabilities and shareholders' equity	$1,277,824			$1,115,221

Net interest earning assets	$ 142,454			$ 141,460

Net interest income (fully taxable equivalent)		$10,509			$ 9,584

Tax equivalent adjustment		(19)			(17)

Net interest income		$10,490			$ 9,567

Net interest rate spread			3.19%			3.25%

Net interest margin			3.48%			3.63%

(a)	Includes principal balance of non-accrual loans and fees on loans.
(b)	Available for sale securities are included at fair value, held to maturity securities are included at amortized cost.
(c)	Tax exempt interest has been converted to a tax equivalent basis using the Federal tax rate of 35%.

Merchants Bancshares, Inc. Average Balance Sheets and Average Rates (Unaudited)

	Six Months Ended

	June 30, 2008			June 30, 2007

(In thousands, fully taxable equivalent)	Average Balance	Interest Income/ Expense	Average Rate	Average Balance	Interest Income/ Expense	Average Rate

ASSETS:
Loans, including fees on loans (a)	$ 750,187	$22,977	6.16%	$ 697,052	$23,235	6.72%
Investments (b) (c)	411,971	10,150	4.95%	327,515	7,755	4.77%
Federal funds sold, securities purchased under
agreements to resell and interest bearing
deposits with banks	17,131	302	3.55%	41,472	1,085	5.28%

Total interest earning assets	1,179,289	$33,429	5.70%	1,066,039	$32,075	6.07%

Allowance for loan losses	(8,275)			(7,018)
Cash and cash equivalents	34,736			33,233
Bank premises and equipment, net	11,806			12,221
Other assets	22,589			16,926

Total assets	$1,240,145			$1,121,401

LIALIABILITIES AND SHAREHOLDERS' EQUITY:
Interest bearing deposits:
Savings, NOW & money market accounts	$ 420,001	$ 2,054	0.98%	$ 430,805	$ 2,433	1.14%
Time deposits	365,541	6,840	3.76%	324,444	6,458	4.01%

Total interest bearing deposits	785,542	8,894	2.28%	755,249	8,891	2.37%

Federal funds purchased	1,742	19	2.24%
Federal Home Loan Bank short-term borrowings	2,217	25	2.26%	1,531	40	5.23%
Securities sold under agreements to repurchase
and other short-term debt	85,036	1,009	2.39%	80,825	1,724	4.30%
Securities sold under agreements to repurchase,
long-term	60,621	1,124	3.73%	20,000	573	5.78%
Other long-term debt	78,667	1,597	4.08%	48,575	1,145	4.75%
Junior subordinated debentures issued to
Unconsolidated subsidiary trust	20,619	595	5.77%	20,619	595	5.77%

Total borrowed funds	248,902	4,369	3.53%	171,550	4,077	4.78%

Total interest bearing liabilities	1,034,444	$13,263	2.58%	926,799	$12,968	2.82%

Noninterest bearing deposits	114,823			118,920
Other liabilities	14,665			5,722
Shareholders' equity	76,213			69,960

Total liabilities and shareholders' equity	$1,240,145			$1,121,401

Net interest earning assets	$ 144,845			$ 139,240

Net interest income (fully taxable equivalent)		$20,166			$19,107

Tax equivalent adjustment		(38)			(26)

Net interest income		$20,128			$19,081

Net interest rate spread			3.12%			3.25%

Net interest margin			3.44%			3.61%

(a)	Includes principal balance of non-accrual loans and fees on loans.
(b)	Available for sale securities are included at fair value, held to maturity securities are included at amortized cost.
(c)	Tax exempt interest has been converted to a tax equivalent basis using the Federal tax rate of 35%.


Provision for Credit Losses: Merchants recorded a $50 thousand provision for credit losses during the second quarter of 2008 and $350 thousand year to date, compared to $150 thousand for the second quarter and first six months of 2007. The allowance for loan losses was $8.44 million; 1.09% of total loans and 158% of nonperforming loans at June 30, 2008, compared to $8.00 million, 1.09% of total loans and 87% of nonperforming loans at December 31, 2007; and $7.18 million, .99% of total loans and 226% of nonperforming loans at June 30, 2007. Nonperforming loans decreased during the second quarter of 2008 to $5.34 million from $7.17 million at the end of the first quarter of this year, and $9.23 million at December 31, 2007; but are still $2.15 million higher than June 30, 2007 balances. Gross loans ended the second quarter of 2008 at $774.19 million, a $42.69 million increase over year end balances. Merchants recorded net recoveries totaling $65 thousand for the first six months of 2008 and recorded net recoveries of $51 thousand for the same period in 2007. All of these factors are taken into consideration during management's quarterly review of the Allowance which management continues to deem adequate under current market conditions. See the discussion of Nonperforming Assets on pages 18-20 for additional information on the Allowance and the allowance for loan losses.

Noninterest Income: Total noninterest income decreased slightly to $2.31 million for the second quarter of 2008 from $2.34 million for the second quarter of 2007. Noninterest income excluding gains/losses on investment securities increased slightly to $4.47 million for the first six months of 2008 compared to $4.43 million for the first six months of 2007.

Noninterest Expense: Total noninterest expense increased $709 thousand to $8.95 million for the second quarter of 2008 from $8.24 million for the second quarter of 2007; and increased $652 thousand to $17.07 million for the first six months of 2008 compared to the same period in 2007. Salaries and Employee benefits increased $324 thousand to $4.19 million for the second quarter of 2008 compared to the same period in 2007, and increased $417 thousand to $8.22 million for the first half of 2008 compared to the first half of 2007. This increase is primarily a result of additional staff that Merchants has hired in the corporate banking and executive areas during the first half of 2008. Marketing expenses increased $257 thousand to $592 thousand for the second quarter of 2008 compared to the second quarter of 2007, and $377 thousand to $996 thousand for the first six months of this year compared to the same period last year as a result of the timing of expenses related to the rollout of Merchants' new Cash Rewards Checking product. Other noninterest expenses increased $293 thousand to $1.68 million for the second quarter of 2008 compared to the second quarter of 2007, and increased $55 thousand to $2.97 million for the first six months of 2008 compared to the same period in 2007. Merchants recorded a $150 thousand expense related to fraudulent debit card activity during the second quarter of 2008. Merchants is actively working with its debit card processor to identify the cause of the breach and has installed additional safeguards to assist in mitigating future losses due to this type of activity. Merchants intends to pursue appropriate recourse. Merchants experienced a defalcation during the first quarter of last year which was subject to a $100 thousand insurance deductible.

Balance Sheet Analysis

Loans ended the second quarter of 2008 at $774.19 million, an increase of $42.69 million over December 31, 2007 balances of $731.51 million. The increase since December 31, 2007 is made up primarily of residential and commercial mortgages. Merchants has hired additional lenders in its corporate banking group which has led to increased loan production. Additionally, Merchants' status as the last independent statewide bank has proven to have appeal to business owners and has helped the Bank attract new commercial customers. The combination of lower interest rates and reduced competition in the residential area has provided Merchants with additional opportunities to gain new retail customers.

Balances of real estate construction loans decreased slightly to $39.26 million at June 30, 2008 from $39.35 million at December 31, 2007. For approximately $16.00 million of the outstanding construction loans at June 30, 2008 the primary source of repayment will be the sale of residential housing units. Approximately $13.50 million is attributable to construction of multifamily housing and will be repaid by conversion to term financing and future rental income. The balance of $9.80 million will be repaid by equity investments in affordable housing projects, conversion of loans to commercial and industrial or commercial real estate borrowers to term financing, and conversion of loans to individual borrowers to conventional mortgage financing.

The following table summarizes the components of Merchants' loan portfolio as of June 30, 2008 and December 31, 2007:

(In thousands)	June 30, 2008	December 31, 2007

Commercial, financial and agricultural	$ 91,183	$ 92,740
Real estate loans - residential	384,352	356,472
Real estate loans - commercial	250,921	234,675
Real estate loans - construction	39,256	39,347
Installment loans	7,618	7,220
All other loans	864	1,054

Total loans	$774,194	$731,508

Merchants' investment portfolio totaled $445.28 million at June 30, 2008, an increase of $79.69 million from December 31, 2007 ending balances of $365.59 million. Merchants began taking advantage of the steeper yield curve during the second half of 2007 and the first half of 2008 to redeploy funds into the investment portfolio. Merchants continued to increase the portfolio through the first two quarters of 2008, and purchased $163.57 million in securities during the first half of 2008 at an average yield of 5.18%. The securities purchased were a mix of 15 and 30 year agency mortgage backed securities ("MBS") and agency collateralized mortgage obligations ("CMO"). These purchases were funded in part by the sale of securities in early 2008 with a total amortized cost of $26.93 million. The balance of the purchases was funded by $80.00 million in borrowings at an average cost of 3.14%, as well as monthly amortization from the investment portfolio and deposit growth. The borrowed funds are a mix of two, three and five year amortizing and bullet Federal Home Loan Bank advances, and five year structured repurchase agreements with embedded caps that are callable after two or three years. Merchants has no corporate debt exposure on its books, including any perpetual preferred stock issued by the Federal National Mortgage Association ("FNMA") or Federal Home Loan Mortgage Corporation ("FHLMC"), nor any interests in pooled trust preferred securities. Merchants does occasionally use a mutual fund to manage its short term funds position, the fund is invested solely in U.S. Agency securities.

Merchants' investment portfolio at June 30, 2008, including both held-to-maturity and available for sale securities, consisted of the following:

	Amortized Cost	Fair Value

U. S. Treasury Obligations	$ 250	$ 254
Federal Home Loan Bank Obligations	7,322	7,419
Agency MBS	285,675	283,318
Agency CMO	97,797	98,112
Non-Agency CMO	32,956	31,399
Commercial MBS	20,611	20,191
Asset Backed Securities	5,313	4,763

	$449,924	$445,456

Agency MBS and Agency CMOs consist of pools of residential mortgages which are guaranteed by FNMA, FHLMC or Government National Mortgage Association ("GNMA") with various origination dates and maturities. Non-Agency CMO, Commercial MBS and ABS are tracked individually by our investment manager with updates on the performance of the underlying collateral provided monthly.

Deposits ended the quarter at $945.64 million, an increase of $78.21 million over year end balances of $867.44 million. Total time deposits have increased by $56.06 million during 2008. Merchants' savings, NOW and money market accounts have grown $26.00 million during the first six months of 2008, while demand deposits have decreased $3.85 million. Merchants continues to experience the highest growth in its time deposit category as depositors seek higher yields; however the shift from money market categories to time deposits has slowed. Time deposits were 41.1% of total deposits at June 30, 2008, compared to 40.5% of total deposits at March 31, 2008; 38.4% of total deposits at December 31, 2007 and 36.6% of total deposits at June 30, 2007. As of June 30, 2008, $27.52 million in deposits have moved off balance sheet into the Certificate of Deposit Account Registry Service ("CDARS") which has attracted some larger dollar relationships looking for both a higher yield and full insurance coverage.

Merchants offers a cash management sweep product; balances in this product totaled $78.61 million at June 30, 2008 and are included with "Securities sold under agreements to repurchase and other short-term debt" on the accompanying consolidated balance sheet.


On June 27, 2008 Merchants entered into two agreements effecting the sale and lease-back of its principal office in South Burlington, VT. The sale price of the building was $5.70 million and the Bank will lease back the property for an initial term of ten years and two optional terms of five years each. The base annual rent will be $483 thousand for each of the first ten years, $557 thousand for each of years 11-15, and $612 thousand for each of years 16-20. The sale of the building generated a deferred gain of approximately $4.20 million which will be recognized over the term of the lease. Depreciation expense related to the building prior to the sale totalled $167 thousand annually.

In the ordinary course of business, Merchants makes commitments for possible future extensions of credit. At June 30, 2008, Merchants was obligated to fund $4.97 million of standby letters of credit. No losses are anticipated in connection with these commitments.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." This Statement generally permits the measurement of selected eligible financial instruments at fair value at specified election dates. SFAS No. 157, "Fair Value Measurements", generally establishes the definition of fair value, expands disclosures about fair value measurement and establishes a hierarchy of the levels of fair value measurement techniques. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Effective January 1, 2008, Merchants adopted SFAS No. 157. The adoption of SFAS No. 157 had no financial statement impact, other than enhanced disclosure. Merchants has no assets for which the fair value is derived using significant unobservable inputs, as defined by SFAS No. 157.

Income Taxes

Merchants and its subsidiaries are taxed on income at the federal level by the Internal Revenue Service. The State of Vermont levies franchise taxes on banks primarily based upon average deposit levels in lieu of taxing income. Vermont franchise taxes totaled $239 thousand and $190 thousand for the second quarters of 2008 and 2007, respectively, and totaled $479 thousand and $401 thousand for the first six months of 2008 and 2007 respectively. Total income tax expense was $911 thousand for the second quarter of 2008 compared to $821 thousand for the same period in 2007, and was $1.71 million for the first six months of 2008 compared to $1.59 million for the first six months of 2007. Merchants recognized favorable tax benefits from federal affordable housing tax credits of $799 thousand for the first six months of 2008 and $819 thousand for the same period in 2007. Merchants' statutory tax rate was 35% for all periods. The recognition of affordable housing tax credits is the principal reason for Merchants' effective tax rate of 24.01% and 23.59% for the three and six months ended June 30, 2008, respectively, and 23.34% and 23.03% for the same period in 2007.

Liquidity and Capital Resources

Merchants' liquidity is monitored by the Asset and Liability Committee (the "ALCO") of Merchants Bank's Board of Directors, based upon Merchants Bank policies. Merchants had $6.11 million in overnight funds sold and other short-term investments at June 30, 2008. Additionally, Merchants has an overnight line of credit with the FHLB of $5 million and an estimated additional borrowing capacity with the FHLB of $94.13 million. Merchants has $44 million in available federal funds lines of credit at June 30, 2008 and the ability to borrow through the use of repurchase agreements, collateralized by Merchants' investments, with certain approved counterparties. Merchants' investment portfolio, which is managed by the ALCO, totaled $445.28 million at June 30, 2008, of which $187.46 million was pledged. The portfolio is a reliable source of cash flow for Merchants.

In January 2007, Merchants' Board approved a stock repurchase program, pursuant to which Merchants may repurchase 200,000 shares of its common stock on the open market from time to time through January 2008. The Board extended the program through January 2009 at its January 2008 meeting. Under the program 114,918 shares have been purchased at an average price per share of $23.06; shares purchased during the first half of 2008 totaled 55,800 at an average price per share of $23.24.

As of June 30, 2008, Merchants exceeded all applicable regulatory capital requirements. The following table represents the actual capital ratios and capital adequacy requirements for Merchants as of June 30, 2008 and 2007:

	Actual		For Capital Adequacy Purposes

(In thousands)	Amount (1)	Percent	Amount	Percent

	As of June 30, 2008

Tier 1 leverage capital	$ 94,932	7.43%	$51,113	4.00%
Tier 1 risk-based capital	94,932	12.30%	30,883	4.00%
Total risk-based capital	103,697	13.43%	61,766	8.00%

	As of June 30, 2007

Tier 1 leverage capital	$ 93,767	8.41%	$44,601	4.00%
Tier 1 risk-based capital	93,767	12.57%	29,827	4.00%
Total risk-based capital	101,249	13.58%	59,654	8.00%

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

The following table summarizes Merchants' nonperforming assets at the dates indicated:

(In thousands)	June 30, 2008	March 31, 2008	December 31, 2007	June 30, 2007

Nonaccrual loans	$5,187	$6,965	$9,018	$2,969
Loans past due 90 days or more and still
accruing interest	--	52	57	48
Troubled debt restructurings	148	152	156	164

Total nonperforming loans ("NPL")	5,335	7,169	9,231	3,181
Other Real Estate Owned ("OREO")	--	--	475	--

Total nonperforming assets ("NPA")	$5,335	$7,169	$9,706	$3,181

Nonperforming assets decreased to $5.34 million at June 30, 2008 from $9.71 million at December 31, 2007. The net decrease of $4.37 million in nonperforming assets during the first half of 2008 is primarily a result of payments received on a large residential construction project that was moved to nonaccrual status during the third quarter of 2007. In addition, Merchants completed several OREO sales during the first half of 2008, reducing OREO balances to zero. Excluded from the balances above are Merchants' loans that are 30-89 days past due. These loans are not necessarily considered classified or impaired. Loans past due 30-89 days totaled $1.34 million at June 30, 2008, compared to $634 thousand at March 31, 2008 and to $676 thousand at December 31, 2007. $892 thousand of these past due loans were brought current within the first two weeks of July.

A loan is considered impaired, based on current information and events, if it is probable that Merchants will be unable to collect the scheduled payments of principal or interest when due, according to the contractual terms of the loan agreement. Loans deemed impaired at June 30, 2008 totaled $5.33 million, of which $5.19 million are included as nonaccrual loans in the table above. Impaired loans at June 30, 2008 have decreased $3.89 million since December 31, 2007. This decrease is primarily attributable to payments on the loan discussed above.

Merchants' management maintains an internal listing that includes all criticized and classified loans. Merchants' management believes that classified loans have well-defined weaknesses which, if left unattended, could lead to collection problems. The oversight process on these loans includes an active risk management approach. A management committee reviews the status of these loans each quarter and determines or confirms the appropriate risk rating and accrual status. The findings of this review process are instrumental in determining the adequacy of the Allowance. Excluded from nonperforming loans are approximately $18.74 million of internally classified loans as of June 30, 2008, compared to $19.60 million as of December 31, 2007. Included in internally classified loans at June 30, 2008 are $4.79 million in commercial real estate loans and commercial loans to a manufacturer of residential housing units. No other significant internally classified loans are tied to the housing or any other specific industry. Approximately $5.19 million is attributable


to commercial borrowers in a variety of industries, $4.27 million to non-owner occupied commercial real estate and $4.50 million to owner-occupied commercial real estate. To date all payments have been made as agreed by these customers and Merchants appears adequately secured. Merchants' management will continue to closely monitor asset quality.

The following table reflects Merchants' nonperforming asset and coverage ratios as of the dates indicated:

	June 30, 2008	March 31, 2008	December 31, 2007	June 30, 2007

NPL to total loans	0.69%	0.95%	1.26%	0.44%
NPA to total assets	0.41%	0.56%	0.83%	0.29%
Allowance for loan losses to total loans	1.09%	1.10%	1.09%	0.99%
Allowance for loan losses to NPL	158%	116%	87%	226%

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

The following table summarizes year-to-date activity in Merchants' Allowance through the dates indicated:

(In thousands)	June 30, 2008	March 31, 2008	December 31, 2007	June 30, 2007

Balance, beginning of year	$8,350	$8,350	$7,281	$7,281
Charge-offs :
Commercial, lease financing and all other	(4)	(4)	(170)	(78)
Real estate - mortgage	--	--	(242)	(85)
Installment and other consumer	--	--	(20)	(20)

Total charge-offs	(4)	(4)	(432)	(183)

Recoveries:
Commercial, lease financing and all other	59	4	271	217
Real estate - mortgage	10	10	79	17
Installment and other consumer	--	--	1	--

Total recoveries	69	14	351	234

Net (charge-offs) recoveries	65	10	(81)	51

Provision for credit losses	350	300	1,150	150

Balance end of period	$8,765	$8,660	$8,350	$7,482

Components:
Allowance for loan losses	$8,439	$8,312	$8,002	$7,184
Reserve for undisbursed lines of credit	326	348	348	298

Allowance for Credit Losses	$8,765	$8,660	$8,350	$7,482

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


The Allowance reflects management's current strategies and efforts to maintain the Allowance at a level adequate to provide for losses based on an evaluation of known and inherent risks in the loan portfolio, as well as the potential risk from unfunded loan commitments and letters of credit. Among the factors that management considers in establishing the level of the Allowance are overall findings from an analysis of individual loans, the overall risk characteristics and size of the loan portfolio, past credit loss history, management's assessment of current economic and real estate market conditions and estimates of the current value of the underlying collateral. A credit loss provision of $50 thousand and $350 thousand was recorded during the three and six months ended June 30, 2008, respectively, primarily as a result of increased levels of nonperforming loans over the last year, overall growth in the loan portfolio and continued economic uncertainty. Management considers the balance of the Allowance adequate at June 30, 2008.

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

Market Risk

Market risk is defined as the risk of loss in a financial instrument arising from adverse changes in market rates and prices such as interest rates, foreign currency exchange rates, commodity prices, and equity prices. Merchants' primary market risk exposure is to interest rate and credit risk. An important component of Merchants' asset and liability management process is the ongoing monitoring and management of these risks, which are governed by established policies that are reviewed and approved annually by Merchants Bank's Board of Directors.

Interest Rate Risk

Responsibility for carrying out the asset and liability management policies is delegated to the ALCO. In this capacity the ALCO develops guidelines and strategies impacting Merchants' asset and liability management related activities based upon estimated market risk sensitivity, policy limits and overall market interest rate levels and trends. Merchants has an outside investment advisory firm which provides assistance in identifying opportunities for increased yield without significantly increasing risk in the investment portfolio.

The ALCO is responsible for evaluating and managing the interest rate risk which arises naturally from imbalances in repricing, maturity and cash flow characteristics of Merchants' assets and liabilities. It is also responsible for ensuring that Merchants Bank's Board of Directors receives accurate information regarding Merchants' interest rate risk position at least quarterly. The ALCO uses an outside consultant to perform rate shocks of Merchants' balance sheet, and to perform a variety of other analyses. The consultant's most recent review was as of May 31, 2008. The consultant ran a base simulation assuming no changes in rates or balance sheet mix at the May 31, 2008 review. Additionally, the consultant modeled a 200 basis point rising and, because rates are quite low, a 100 basis point falling interest rate scenario which assume a parallel and pro rata shift of the yield curve over a one-year period and assumed no changes or growth in the balance sheet.

At May 31, 2008 Merchants' one-year static gap position was a $332.33 million liability-sensitive position compared to a $247.17 million liability-sensitive position at the end of 2007. In the base case model, which assumes interest rates and Merchants' balance sheet and mix remain similar to those of May 31, 2008, net interest income is projected to increase as Merchants' time deposit portfolio, and maturing wholesale funding continue to roll down in a lower rate environment. Net interest income begins to flatten out toward the end of year one and is expected to trend downward over the long-term as asset cash flows are replaced at much lower rates. If rates fall, with a parallel yield curve shift, net interest income is projected to increase during the first two years of the simulation as the short term funding base reprices more quickly than assets, in part due to the leverage strategy implemented over the last two quarters. If the yield curve steepens as rates fall net interest income is projected to increase even further. If rates rise, net interest income is expected to be slightly lower initially as increased funding costs offset the benefit of floating rate assets. Once rates stabilize net interest income is projected to begin an upward trend as funding costs stabilize while asset cash flow is replaced in the higher rate environment.


The change in net interest income for the next twelve months from Merchants' expected or "most likely" forecast at the May 31, 2008 review is shown in the following table. The degree to which this exposure materializes will depend, in part, on Merchants' ability to manage deposit rates as interest rates rise or fall.

Rate Change	Percent Change in Net Interest Income

Up 200 basis points	(1.90)%
Down 200 basis points	1.70%

The analysis discussed above assumes a parallel shift of the yield curve and includes no growth assumptions. Merchants' consultant ran additional simulations which modeled a downward movement in rates with a steepening yield curve, as well as flattening scenarios as rates increase. Falling rates, accompanied by a yield curve that steepens in the short end, resulted in larger net interest income increases. Interest rate increases, accompanied by a flattening yield curve resulted in more dramatic decreases in net interest income. These types of dynamic analyses give the ALCO a more thorough understanding of how Merchants' balance sheet will perform in a variety of rate environments.

The ALCO uses off-balance sheet strategies, such as interest rate caps and floors and interest rate swaps, as well as borrowings with embedded caps and floors to help minimize Merchants' exposure to changes in interest rates. Merchants purchased a $30 million interest rate cap in January of 2007 to help mitigate its exposure to rising short term interest rates. The cap is recorded on Merchants' balance sheet at fair value with subsequent changes in fair value recorded through earnings each quarter. Additionally, Merchants has entered into borrowing arrangements with embedded caps and floors that will provide additional protection as interest rates change. Merchants currently has $54.00 million in repurchase agreements with embedded caps or embedded double caps on its books, and $20.00 million in repurchase agreements with an embedded cap, and an embedded floor that has come into the money this year.

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

Credit Risk

Merchants Bank's Board of Directors reviews and approves Merchants Bank's investment and loan policies on an annual basis. The investment policy establishes minimum investment quality guidelines, as well as specific limits on asset classes within the investment portfolio. The Bank's outside investment advisor tracks Non-Agency securities individually and presents monthly updates on the performance of the underlying collateral. The loan policy establishes restrictions regarding the types of loans that may be granted, and the distribution of loan types within Merchants' portfolio. Merchants Bank's Board of Directors grants each loan officer the authority to originate loans on behalf of Merchants, subject to certain limitations. These authorized lending limits are reviewed at least annually and are based upon the officer's knowledge and experience. Loan requests that exceed an officer's authority require the signature of Merchants' credit division manager, senior loan officer, and/or president. All extensions of credit of $2.5 million or greater to any one borrower or related party are reviewed and approved by the Loan Committee of Merchants Bank's Board of Directors. Merchants' loan portfolio is


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

Item 4. Controls and Procedures

The principal executive officer, principal financial officer, and other members of Merchants' senior management have evaluated Merchants' disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, Merchants' principal executive officer and principal financial officer have concluded that the disclosure controls and procedures effectively ensure that information required to be disclosed in Merchants' filings and submissions with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is accumulated and communicated to Merchants' management (including the principal executive officer and principal financial officer), and is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. In addition, Merchants has reviewed its internal controls over financial reporting and there have been no changes in its internal control over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities by the Issuer

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

April 1 through April 30	-	-	-	101,649
May 1 through May 31	4,422	$23.55	4,422	97,227
June 1 through June 30	12,145	22.82	12,145	85,082

Total	16,567	$23.01	16,567	-

In January 2007, Merchants Board approved a stock repurchase program, pursuant to which Merchants may repurchase 200,000 shares of its common stock on the open market from time to time through January 2008. The Board extended the program through January 2009 at its January 2008 meeting. Under the program 114,918 shares have been purchased at an average price per share of $23.06; shares purchased during the second quarter of 2008 totaled 16,567 at an average price per share of $23.01.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

Merchants held its Annual Meeting of Shareholders on Tuesday, May 6, 2008, for the purpose of:

•

Electing four directors, Michael G. Furlong, Robert A. Skiff, Lorilee A. Lawton and John A. Kane, each to serve for a three-year term expiring on the date of the Annual Meeting of Shareholders in 2011, and until their successors are duly elected and qualified in accordance with Merchants' Bylaws;

•

Electing one director, Scott F. Boardman to serve for a one-year term expiring on the date of the Annual Meeting of Shareholders in 2009, and until his successor is duly elected and qualified in accordance with Merchants' Bylaws;

•	Ratifying and approving the Merchants Bancshares, Inc. and Subsidiaries 2008 Compensation Plan for Non-Employee Directors and Trustees; and

•	Ratifying and approving the Merchants Bancshares, Inc. 2008 Stock Option Plan.

Shares voted either in person or by proxy totaled 5,617,581, or 92.20% of the shares entitled to vote. The following table sets forth the results of the voting for the directors who were elected:

Name	Votes For	Votes Withheld	% Votes For

Mr. Furlong	5,478,173	139,408	89.91
Dr. Skiff	5,383,494	234,087	88.36
Ms. Lawton	5,382,011	235,570	88.34
Mr. Kane	5,296,699	320,882	86.94
Mr. Boardman	5,409,712	207,869	88.79

The following table sets forth the results of the voting for the last two proposals listed above:

Name	Votes For	Votes Against	Votes Abstained	Broker Non Votes	% Votes For

Merchants Bancshares, Inc. and Subsidiaries 2008 Compensation Plan for Non-Employee Directors and Trustees	4,209,146	238,825	139,345	1,030,266	69.09

Merchants Bancshares, Inc. 2008 Stock Option Plan	3,743,417	801,071	42,827	1,030,266	61.44

Item 5. Other Information

None.

Item 6. Exhibits

(a)	Exhibits:

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

	10.18.1	Purchase and Sale Agreement between Merchants Bank and Eastern Avenue Properties, L.L.C., dated as of June 27, 2008.

	10.18.2	Leaseback Agreement between Merchants Bank and Farrell Exchange, L.L.C., dated as of June 27, 2008.

	31.1	Certification of Chief Executive Officer of the Company Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14

	31.2	Certification of Chief Financial Officer of the Company Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14

	32.1	Certification of Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	32.2	Certification of Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

MERCHANTS BANCSHARES, INC. SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Merchants Bancshares, Inc.

/s/ Michael R. Tuttle

Michael R. Tuttle
President & Chief Executive Officer

/s/ Janet P. Spitler

Janet P. Spitler
Chief Financial Officer & Treasurer

August 7, 2008

Date
