Form 10-Q
period 2008-09-30
MERCHANTS BANCSHARES INC
filed 2008-11-10
CIK 726517

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2008

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	0-11595

Merchants Bancshares, Inc.

(Exact Name Of Registrant As Specified In Its Charter)

Delaware	03-0287342

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

275 Kennedy Drive, South Burlington, Vermont	05403

(Address Of Principal Executive Offices)	(Zip Code)

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
[ ] Yes [X] No

As of October 23, 2008, there were 6,051,716 shares of the registrant's common stock, par value $0.01 per share, outstanding.

MERCHANTS BANCSHARES, INC. FORM 10-Q TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.	Interim Consolidated Financial Statements (Unaudited)

	Consolidated Balance Sheets
	As of September 30, 2008 and December 31, 2007	1

	Consolidated Statements of Income
	For the three and nine months ended September 30, 2008 and 2007	2

	Consolidated Statements of Comprehensive Income
	For the three and nine months ended September 30, 2008 and 2007	3

	Consolidated Statements of Cash Flows
	For the nine months ended September 30, 2008 and 2007	4

	Notes to Interim Consolidated Financial Statements	5 - 8

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	8 - 20

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	20 - 22

Item 4.	Controls and Procedures	22

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	23

Item 1A.	Risk Factors	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3.	Defaults upon Senior Securities	24

Item 4.	Submission of Matters to a Vote of Security Holders	24

Item 5.	Other Information	24

Item 6.	Exhibits	24 - 25

Signatures		26

Exhibits

MERCHANTS BANCSHARES, INC. PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

Merchants Bancshares, Inc. Consolidated Balance Sheets (unaudited)

	(In thousands except share and per share data)		September 30, 2008	December 31, 2007

	ASSETS
	Cash and cash equivalents		$ 38,150	$ 29,720
	Federal funds sold and other short-term investments		111	20,100

	Total cash and cash equivalents		38,261	49,820
	Investments:
	Securities available for sale, at fair value		436,021	361,512
	Securities held to maturity (fair value of $3,330 and $4,283)		3,174	4,078

	Total investments		439,195	365,590

	Loans		814,598	731,508
	Less: Allowance for loan losses		8,367	8,002

	Net loans		806,231	723,506

	Federal Home Loan Bank stock		8,403	5,114
	Bank premises and equipment, net		10,386	11,484
	Investment in real estate limited partnerships		5,827	7,215
	Other assets		9,009	8,014

	Total assets		$1,317,312	$1,170,743

	LIABILITIES
	Deposits:
	Demand deposits		$ 127,565	$ 123,344
	Savings, NOW and money market accounts		437,262	411,321
	Time deposits $100 thousand and greater		114,874	85,738
	Other time deposits		269,820	247,034

	Total deposits		949,521	867,437

Securities sold under agreements to repurchase and other short-term debt			89,298	98,917
Securities sold under agreements to repurchase, long-term			54,000	41,500
Other long-term debt			117,758	62,117
Junior subordinated debentures issued to unconsolidated subsidiary trust			20,619	20,619
Other liabilities			9,295	4,846

	Total liabilities		1,240,491	1,095,436

	Commitments and contingencies (Note 5)
	SHAREHOLDERS' EQUITY
	Preferred stock Class A non-voting
	Shares authorized - 200,000, none outstanding		--	--
	Preferred stock Class B voting
	Shares authorized - 1,500,000, none outstanding		--	--
	Common stock, $.01 par value		67	67
	Shares authorized	10,000,000
Issued	As of September 30, 2008 and December 31, 2007	6,651,760
Outstanding	As of September 30, 2008	5,732,559
	As of December 31, 2007	5,770,948
	Capital in excess of par value		36,914	37,264
	Retained earnings		56,318	52,570
	Treasury stock, at cost		(20,013)	(19,214)
	As of September 30, 2008	919,201
	As of December 31, 2007	880,812
	Deferred compensation arrangements		5,988	6,042
	Accumulated other comprehensive loss		(2,453)	(1,422)

	Total shareholders' equity		76,821	75,307

	Total liabilities and shareholders' equity		$1,317,312	$1,170,743

See accompanying notes to interim consolidated financial statements

Merchants Bancshares, Inc. Consolidated Statements of Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands except per share data)	2008	2007	2008	2007

INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$11,875	$12,073	$34,814	$35,282
Investment income:
Interest on debt securities	5,660	3,480	15,677	11,051
Dividends	50	83	183	268
Interest on fed funds sold, short term investments and interest bearing deposits	32	348	334	1,434

Total interest and dividend income	17,617	15,984	51,008	48,035

INTEREST EXPENSE
Savings, NOW and money market accounts	1,040	1,200	3,094	3,633
Time deposits $100 thousand and greater	525	676	2,494	2,120
Other time deposits	2,401	2,642	7,272	7,656
Other borrowed funds	356	839	1,409	2,603
Long-term debt	1,869	1,125	5,185	3,438

Total interest expense	6,191	6,482	19,454	19,450

Net interest income	11,426	9,502	31,554	28,585
Provision for credit losses	575	700	925	850

Net interest income after provision for credit losses	10,851	8,802	30,629	27,735

NONINTEREST INCOME
Trust company income	457	492	1,435	1,451
Service charges on deposits	1,354	1,364	4,001	4,013
Gain/(loss) on investment securities	--	(60)	82	(97)
Equity in losses of real estate limited partnerships, net	(463)	(423)	(1,387)	(1,267)
Other noninterest income	938	951	2,703	2,615

Total noninterest income	2,286	2,324	6,834	6,715

NONINTEREST EXPENSE
Salaries and wages	3,541	3,061	9,893	9,068
Employee benefits	967	792	2,835	2,588
Occupancy expense	822	787	2,577	2,414
Equipment expense	660	680	1,948	2,081
Legal and professional fees	629	523	1,908	1,758
Marketing	342	282	1,338	901
State franchise taxes	253	222	803	733
Other noninterest expense	1,569	1,372	4,555	4,597

Total noninterest expense	8,783	7,719	25,857	24,140

Income before provision for income taxes	4,354	3,407	11,606	10,310
Provision for income taxes	1,042	778	2,753	2,368

NET INCOME	$ 3,312	$ 2,629	$ 8,853	$ 7,942

Basic earnings per common share	$ 0.55	$ 0.43	$ 1.46	$ 1.29
Diluted earnings per common share	$ 0.55	$ 0.43	$ 1.46	$ 1.29

See accompanying notes to interim consolidated financial statements

Merchants Bancshares, Inc. Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2008	2007	2008	2007

Net income	$3,312	$2,629	$ 8,853	$7,942
Other comprehensive income, net of tax:
Change in net unrealized gain (loss) on securities available for sale, net of taxes of $1,027, $1,173, $(532) and $775	1,907	2,178	(988)	1,402
Reclassification adjustments for securities (gains)/losses included in net income, net of taxes of $0, $21, $(30) and $34	--	39	(52)	63
Change in net unrealized loss on interest rate swaps, net of taxes of $(37), $0, $(37), $0	(69)	--	(69)	--
Amortization of previously recorded benefit plan amount, net of taxes of $14, $16, $42 and $47	26	29	78	88

Other comprehensive income (loss)	1,864	2,246	(1,031)	1,553

Comprehensive income	$5,176	$4,875	$ 7,822	$9,495

See accompanying notes to the interim consolidated financial statements.

Merchants Bancshares, Inc. Consolidated Statements of Cash Flows (Unaudited)

For the nine months ended September 30,	2008	2007

(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 8,853	$ 7,942
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	925	850
Depreciation and amortization	1,747	2,321
Stock option expense	22	12
Net (gains) losses on investment securities	(82)	97
Net gains on sales of loans	(55)	--
Net losses on sale of premises and equipment	--	10
Net gains on sales of other real estate owned	(62)	(41)
Equity in losses of real estate limited partnerships, net	1,387	1,270
Changes in assets and liabilities:
(Increase) decrease in interest receivable	(332)	151
Decrease in other assets	(787)	(168)
Increase (decrease) in interest payable	152	(41)
Increase in other liabilities	175	6,252

Net cash provided by operating activities	11,943	18,655

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investment securities available for sale	27,009	5,468
Proceeds from maturities of investment securities available for sale	66,554	49,807
Proceeds from maturities of investment securities held to maturity	904	1,220
Proceeds from redemption of Federal Home Loan Bank stock	--	372
Purchases of investment securities available for sale	(169,991)	(21,645)
Loan originations in excess of principal payments	(80,059)	(51,262)
Purchases of Federal Home Loan Bank stock	(3,289)	--
Proceeds from sales of loans, net	151	1,262
Proceeds from sales of premises and equipment	2,000	--
Proceeds from sales of other real estate owned	537	299
Real estate limited partnership investments	--	(36)
Purchases of bank premises and equipment	(1,595)	(565)

Net cash used in investing activities	(157,779)	(15,080)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	82,084	(10,404)
Net increase in short-term borrowings	10,594	--
Proceeds from long-term debt	82,500	1,825
Net decrease in securities sold under agreement to repurchase-short term	(20,213)	(6,063)
Net increase in securities sold under agreement to repurchase-long term	12,500	--
Principal payments on long-term debt	(26,859)	(11,102)
Cash dividends paid	(4,546)	(4,616)
Purchases of treasury stock	(2,013)	(2,916)
Sale of treasury stock	5	11
Increase in deferred compensation arrangements	54	153
Proceeds from exercise of stock options, net of withholding taxes	152	155
Tax benefit from exercise of stock options	19	15

Net cash provided by (used in) financing activities	134,277	(32,942)

Decrease in cash and cash equivalents	(11,559)	(29,367)
Cash and cash equivalents beginning of period	49,820	78,706

Cash and cash equivalents end of period	$ 38,261	$ 49,339

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Total interest payments	$ 19,302	$ 19,491
Total income tax payments	4,150	2,600
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES
Increase in payable for investments purchased	$ --	$ 3,448
Distribution of stock under deferred compensation arrangements	349	268
Distribution of treasury stock in lieu of cash dividend	559	570
Sale leaseback loan origination	3,700	--

See accompanying notes to interim consolidated financial statements

Notes To Interim Consolidated Financial Statements

See Merchants Bancshares, Inc. ("Merchants") 2007 Annual Report on Form 10-K for additional information.

Note 1: Financial Statement Presentation

Principles of Consolidation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. All adjustments necessary for a fair presentation of the interim consolidated financial statements of Merchants as of September 30, 2008 and 2007, and for the three and nine months ended September 30, 2008 and 2007 have been included. The information was prepared from the unaudited financial statements of Merchants and its subsidiaries, Merchants Bank ("Bank"), Merchants Trust Company, Merchants Properties, Inc. and MBVT Statutory Trust I. Amounts reported for prior periods are reclassified, where necessary, to be consistent with the current period presentation.

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

Note 2: Earnings Per Share

The following table presents reconciliations of the calculations of basic and diluted earnings per common share for the periods indicated:
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

(In thousands except per share data)	2008	2007	2008	2007

Net income	$3,312	$2,629	$8,853	$7,942

Weighted average common shares outstanding	6,066	6,123	6,073	6,161
Dilutive effect of common stock equivalents	7	16	11	16

Weighted average common and common equivalent
shares outstanding	6,073	6,139	6,084	6,177
Basic earnings per common share	$ 0.55	$ 0.43	$ 1.46	$ 1.29
Diluted earnings per common share	$ 0.55	$ 0.43	$ 1.46	$ 1.29

Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding for the three and nine month periods ended September 30, 2008 and 2007. For the three and nine months ended September 30, 2008 and 2007 there were average stock options outstanding of 42,085 and 20,695, that were not included in the calculation of earnings per share because they were anti-dilutive.

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

The following table summarizes the components of net periodic benefit costs for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2008	2007	2008	2007

Interest cost	$ 115	$ 115	$ 345	$ 345
Service cost	11	10	33	31
Expected return on Plan assets	(147)	(129)	(439)	(388)
Amortization of net loss	40	45	120	135

Net periodic benefit cost	$ 19	$ 41	$ 59	$ 123

Merchants contributed $250 thousand to the Plan during the three and nine months ended September 30, 2008.

Recent market conditions have resulted in an unusually high degree of volatility and increased the risks and reduced the short term liquidity associated with certain investments held by the Plan, which could impact the value of investments after the date of these financial statements. There has been a negative return on Plan assets through September 30, 2008 which could ultimately affect the funded status of the Plan. The ultimate impact on the funded status will be determined based upon market conditions in effect when the annual valuation for the year ended December 31, 2008 is performed.

Note 4: Stock Repurchase Program

In January 2007, Merchants' Board approved a stock repurchase program, pursuant to which Merchants may repurchase 200,000 shares of its common stock on the open market from time to time through January 2008. The Board extended the program through January 2009 at its January 2008 meeting. Under the program 143,475 shares have been purchased at an average price per share of $22.94; shares purchased during the three and nine months ended September 30, 2008 totaled 28,557 and 84,357 at an average price per share of $22.45 and $22.97, respectively.

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

Merchants does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are conditional commitments issued by Merchants to guarantee the performance of a customer to a third party. Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit totaled approximately $4.74 million at September 30, 2008 and represent the maximum potential future payments Merchants could be required to make. Typically, these instruments have terms of 12 months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit for on balance sheet instruments. Merchants' policies governing loan collateral apply to standby letters of credit at the time of credit extension. Loan-to-value ratios are generally consistent with loan-to-value requirements for other commercial loans secured by similar types of collateral. The fair value of Merchants' standby letters of credit at September 30, 2008 was insignificant.

Merchants is involved in routine legal proceedings that occur in the ordinary course of business, which, in the aggregate, are believed by management to be immaterial to its financial condition and results of operations.

Note 6: Recent Accounting Pronouncements

On October 10, 2008, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") No. 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active." The FSP clarifies the application of FASB Statement No. 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The FSP is effective upon issuance, including prior periods for which financial statements have not been issued. The provisions of FSP No. 157-3 did not have an impact on Merchants' financial condition or results of operations.

In May 2008, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 162, "The Hierarchy of Generally Accepted Accounting Principles". SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that


are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the Securities and Exchange Commission's ("SEC's") approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles". SFAS No. 162 is not expected to have a material impact on our financial condition or results of operations.

In March 2008, the FASB issued SFAS No. 161 "Disclosures about Derivative Instruments and Hedging Activities--an amendment of FASB Statement No. 133." SFAS No. 161 requires enhanced disclosures about an entity's derivative and hedging activities and thereby improves the transparency of financial reporting. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS No. 161 is not expected to have a material impact on our financial condition or results of operations.

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

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51," or SFAS No. 160. SFAS No. 160 amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements" to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Among other things, SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. SFAS No. 160 also amends SFAS No. 128, "Earnings per Share," so that earnings per share calculations in consolidated financial statements will continue to be based on amounts attributable to the parent. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 and is applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements which are to be applied retrospectively for all periods presented. SFAS No. 160 is not expected to have a material impact on Merchants' financial condition or results of operations.

Note 7: Fair Value Measurements

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." This Statement generally permits the measurement of selected eligible financial instruments at fair value at specified election dates. SFAS No. 157, "Fair Value Measurements", generally establishes the definition of fair value, expands disclosures about fair value measurement and establishes a hierarchy of the levels of fair value measurement techniques. SFAS No. 157 and SFAS No. 159 were effective for fiscal years beginning after November 15, 2007. Effective January 1, 2008, Merchants adopted SFAS No. 159 and SFAS No. 157, but has not elected to apply fair value option to any financial assets or liabilities.

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


In accordance with FSP No. 157-2, "Effective Date of FASB Statement No. 157", Merchants has delayed the application of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities until January 1, 2009.

As of September 30, 2008, there were securities classified as available for sale with fair values totaling $436.02 million which had gross unrealized losses of $1.71 million. The following table presents the financial instruments recorded at fair value on a recurring basis as of and for the nine months ended September 30, 2008.

Fair Value Measurements at Reporting Date Using

		Quoted Prices in		Significant
(In thousands)		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	9/30/2008	(Level 1)	(Level 2)	(Level 3)

Available for sale securities	$ 436,021	$ --	$ 436,021	$ --

Total	$ 436,021	$ --	$ 436,021	$ --

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

SFAS No. 157 requires disclosure of assets and liabilities measured and recorded at fair value on a nonrecurring basis. In accordance with the provisions of SFAS No. 114, "Accounting by Creditors for Impairment of a Loan - an amendment of FASB Statements No. 5 and 15" ("SFAS No. 114"), Merchants had collateral dependent impaired loans with a carrying value of approximately $11.49 million which had specific reserves included in the allowance for loan losses of $600 thousand at September 30, 2008. Merchants uses the fair value of underlying collateral to estimate the specific reserves for collateral dependent impaired loans. Based on the valuation techniques used, the fair value measurements for collateral dependent impaired loans are classified as Level 3.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

Except for the historical information contained herein, this Quarterly Report on Form 10-Q of Merchants may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). When used, the words "anticipate," "believe," "estimate," "expect," "intend," "may," "might," "plan," "project," "result," "should," "will" and similar expressions which do not relate solely to historical matters are intended to identify forward-looking statements. These statements include, among other things, statements regarding Merchants' intent, belief or expectations with respect to economic conditions, trends affecting Merchants' financial condition or results of operations, and Merchants' exposure to market, interest rate and credit risk.

Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including, without limitation:

(i)

the fact that Merchants' success is dependent, notwithstanding the state's perceived limited potential for growth, upon general economic conditions both globally and in Vermont and Vermont's ability to attract new business;

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

(iv)

the fact that at September 30, 2008, approximately 51% of Merchants' loan portfolio was comprised of commercial, commercial real estate, and construction loans with some relationships exceeding ten million dollars, exposing Merchants to the risks inherent in financings based upon analyses of credit risk, the value of underlying collateral, including real estate, and other more intangible factors, which are considered in making commercial loans;

(v)

the fact that if real estate values in Merchants' market decline or become stagnant, business could be adversely affected. At September 30, 2008, approximately 86% of Merchants' loan portfolio was comprised of residential real estate and commercial real estate and construction loans, exposing Merchants to the risks inherent in financings based upon analyses of credit risk and the value of underlying collateral. Real estate prices in some parts of the country have recently become stagnant or declined and there has been a significant decline in real estate construction and housing starts. These trends could ultimately impact the value and liquidity of the real estate or other collateral securing Merchants' loans. Merchants' profitability may be negatively impacted by errors in risk analyses, by loan defaults, and the ability of certain borrowers to repay such loans may be adversely affected by any downturn in general economic conditions;

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

(vii)

the fact that changes in the extensive laws, regulations and policies governing bank holding companies and their subsidiaries, including, among others, recently enacted legislation and programs in response to the crises affecting the banking system and financial markets, could alter Merchants' business environment or affect Merchants' operations;

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

These factors, as well as general economic and market conditions in the United States of America, fears of a global recession, and continued market turmoil and credit issues, may materially and adversely affect the market price of shares of Merchants' common stock. Because of these and other factors, past financial performance should not be considered an indicator of future performance. The forward-looking statements contained herein represent Merchants' judgment as of the date of this Form 10-Q, and Merchants undertakes no duty to update these forward-looking statements. Merchants cautions readers not to place undue reliance on such statements.

General

All adjustments necessary for a fair presentation of Merchants' interim consolidated financial statements as of September 30, 2008, and for the three and nine months ended September 30, 2008 and 2007, have been included. The information was prepared from the unaudited financial statements of Merchants and its subsidiaries, Merchants Bank, Merchants Trust Company, Merchants Properties, Inc. and MBVT Statutory Trust I.

Recent Market Developments

Certain segments of the financial services industry are facing unprecedented challenges in the face of the current national and global economic crisis. The global and U.S. economies are experiencing significantly reduced business activity as a result of disruptions in the financial system during the past year, among other things. In some areas, dramatic declines in the housing market during the past year, increasing foreclosures and rising unemployment, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. These write-downs have caused many financial institutions to seek additional capital; to merge with larger and stronger institutions; and, in some cases, to fail. Merchants is fortunate that, to date, the markets it serves have been impacted to a lesser extent than many areas around the country. However, a prolonged recession and persistently adverse economic conditions would likely impact these markets over time, and have a negative impact upon Merchants' financial condition and performance.

In response to the financial crises affecting the banking system and financial markets, there have been several recent announcements of Federal programs designed to purchase or insure assets from, provide equity capital to, and guarantee the liquidity of, the industry.

On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (the "EESA") was signed into law. The EESA authorizes the U.S. Treasury to purchase up to $700 billion of mortgages, mortgage-backed securities, and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets, among other things. EESA also immediately increases the FDIC deposit insurance limit from $100,000 to $250,000 through December 31, 2009.


On October 14, 2008, the U.S. Treasury announced that it will purchase equity stakes in a wide variety of banks and thrifts. Under this program, known as the Troubled Asset Relief Program Capital Purchase Program (the "TARP Capital Purchase Program"), the U.S. Treasury will make $250 billion of capital available (from the $700 billion authorized by the EESA) to U.S. financial institutions in the form of preferred stock. In conjunction with the purchase of preferred stock, the U.S. Treasury will receive warrants to purchase common stock with an aggregate market price equal to 15% of the preferred investment. Participating financial institutions will be required to adopt the U.S. Treasury's standards for executive compensation and corporate governance for the period during which the Treasury holds equity issued under the TARP Capital Purchase Program. The U.S. Treasury also announced that nine large financial institutions have already agreed to participate in the TARP Capital Purchase Program. Merchants is currently well capitalized, and continues to take advantage of opportunities in its markets to expand its loan portfolio. To date, Merchants has not made application for additional equity capital under the TARP Capital Purchase Program and will continue to review clarifications of these plans, or others if announced, to determine if Merchants should participate in these programs.

Results of Operations
Overview

Net income was $3.31 million and $8.85 million for the third quarter and first nine months of 2008, respectively, compared to net income of $2.63 million and $7.94 million for the third quarter and the first nine months of 2007, respectively. The return on average assets for the quarter and nine months ended September 30, 2008 were 1.01% and 0.93%, respectively, compared to 0.94% and 0.95%, respectively, for the quarter and nine months ended September 30, 2007. The return on average equity for the quarter and nine months ended September 30, 2008 were 17.98% and 15.66%, respectively, compared to 15.04% and 15.14%, respectively, for the same period in 2007. The following were the major factors contributing to the results for the quarter and nine months ended September 30, 2008, compared to the same periods in 2007:

•

Net interest income for the third quarter of 2008 was $11.43 million, a $1.92 million, or 20%, increase over the same period in 2007; net interest income for the first nine months of 2008 was $31.55 million, a $2.97 million, or 10%, increase over the same period in 2007. Merchants' net interest margin for the third quarter of 2008 was 3.63%, a six basis point increase over the same period in 2007; for the nine months ended September 30, 2008 Merchants' net interest margin was 3.51%, nine basis points lower than the comparable period in 2007. The net interest margin for the third quarter of 2008 was 15 basis points higher than the second quarter of this year. The increase in the net interest margin during the third quarter was a result of a combination of higher average yields on Merchants' investments and lower overall funding costs, partially offset by lower average yields on Merchants' loan portfolio.

•

Merchants recorded a $575 thousand loan loss provision during the quarter compared to a $700 thousand loan loss provision for the same quarter of 2007 and $50 thousand for the second quarter of the current year; the provision for the first nine months of 2008 was $925 thousand compared to $850 thousand for the same period in 2007. Increased loan production, as well as increased nonperforming loans and net charge-offs resulted in a higher provision expense for the third quarter of 2008 when compared to the first half of this year.

•

Merchants' quarterly average loans were $800.13 million, an increase of $72.97 million, or 10% over the third quarter of 2007, and were $37.37 million, or 5% higher on a linked quarter basis. Loans ended the third quarter of 2008 at $814.60 million, an increase of $83.09 million over December 31, 2007 ending balances of $731.51 million.

•	Merchants' quarterly average investment portfolio was $449.60 million, an increase of $145.98 million, or 48%, over the same quarter of 2007.

•

Quarterly average deposits were $947.67 million, an increase of $75.71 million, or 9%, over the same quarter of 2007 and were $25.79 million, or 3% higher on a linked quarter basis. Deposits ended the quarter at $949.52 million, an increase of $82.08 million over year end balances of $867.44 million.

•

Total non-interest income decreased slightly to $2.29 million for the third quarter of 2008 from $2.32 million for the third quarter of 2007. Non-interest income excluding gains/losses on investment securities decreased slightly to $6.75 million for the first nine months of 2008, compared to $6.81 million for the first nine months of 2007. Total non-interest expense increased $1.06 million to $8.78 million for the third quarter of 2008 from $7.72 million for the third quarter of 2007; and increased $1.72 million to $25.86 million for the first nine months of 2008, compared to 2007.

Net Interest Income

Merchants' net interest income increased $1.92 million, or 20.2%, for the third quarter of 2008 compared to 2007 and was $2.97 million, or 10.4%, higher for the first nine months of 2008 compared to 2007. Net interest income for the third quarter of this year was also 8.9% higher than the second quarter of 2008. These increases are a result of strong growth in


both loans and deposits, and a result of the leverage that Merchants has put on over the last year to take advantage of the favorable interest rate environment. Average interest earning assets for the quarter were $1.26 billion, compared to $1.06 billion for the third quarter of 2007 and $1.22 billion for the second quarter of 2008. Merchants' net interest margin for the third quarter of 2008 was 3.63%, six basis points higher than the third quarter of 2007; the net interest margin for the first nine months of 2008 was 3.51%, a nine basis point decrease from the same period in 2007.

The average rate on interest earning assets for the current quarter was 41 basis points lower than the third quarter of 2007 and was 39 basis points lower for the first nine months of 2008 compared to the same period in 2007. This decrease was primarily due to decreased loan rates for 2008 compared to 2007, primarily a result of decreases in the prime lending rate, and overall lower interest rates during the year. Lower loan rates were partially offset by a higher average yield on Merchants' primarily fixed rate investment portfolio for 2008 when compared to 2007.

Merchants was able to reduce its overall funding costs by 57 basis points for the third quarter of 2008 compared to 2007, and by 36 basis points for the first nine months of 2008 compared to 2007. The average cost of deposits decreased by 49 basis points when comparing the third quarter of this year to the same period in the prior year and 23 basis points for the first nine months of 2008 compared to 2007. Most of this decrease came in the cost of time deposits as this funding source repriced in a lower interest rate environment. Merchants' cost of borrowed funds decreased 148 basis points when comparing the third quarter of 2008 to 2007, and 134 basis points for the first nine months of this year compared to last year. Merchants' cost of securities sold under agreements to repurchase and other short-term debt decreased 242 basis points for the third quarter of 2008 compared to 2007, a result of the 275 basis points decrease in the target federal funds rate over the last twelve months. Additionally, Merchants has continued to layer on long-term borrowings at attractive rates during 2008, Merchants' average cost of long-term borrowed funds for the third quarter of 2008 was 143 basis points lower than the third quarter of 2007 and decreased 124 basis points for the first nine months of 2008 compared to the same period in 2007.

The following table attributes changes in Merchants' net interest income (on a fully taxable equivalent basis) to changes in either average balances or average rates for the three and nine months ended September 30, 2008. Changes due to both interest rate and volume have been allocated to change due to volume and change due to rate in proportion to the relationship of the absolute dollar amounts of the change in each category:

Analysis of Changes in Fully Taxable Equivalent Net Interest Income

Three Months Ended September 30,

				Due to
			Increase
(In thousands)	2008	2007	(Decrease)	Volume	Rate

Fully taxable equivalent interest income:
Loans	$11,900	$12,093	$ (193)	$1,135	$(1,328)
Investments	5,710	3,563	2,147	1,593	554
Federal funds sold, securities sold under agreements to
repurchase and interest bearing deposits with banks	32	348	(316)	(182)	(134)

Total interest income	17,642	16,004	1,638	2,546	(908)

Less interest expense:
Savings, money market & NOW accounts	1,040	1,200	(160)	41	(201)
Time deposits	2,926	3,318	(392)	559	(951)
Fed funds purchased and Federal Home Loan Bank
short-term borrowings	22	20	2	17	(15)
Securities sold under agreements to repurchase
and other short-term debt	333	819	(486)	(9)	(477)
Securities sold under agreement to repurchase, long-term	638	291	347	502	(155)
Other long-term debt	934	536	398	531	(133)
Junior subordinated debt	298	298	--	--	--

Total interest expense	6,191	6,482	(291)	1,641	(1,932)

Net interest income	$11,451	$ 9,522	$1,929	$ 905	$ 1,024

Nine Months Ended September 30,

				Due to
			Increase
(In thousands)	2008	2007	(Decrease)	Volume	Rate

Fully taxable equivalent interest income:
Loans	$34,876	$35,328	$ (452)	$2,876	$(3,328)
Investments	15,860	11,319	4,541	3,547	994
Federal funds sold, securities sold under agreements to
repurchase and interest bearing deposits with banks	334	1,434	(1,100)	(692)	(408)

Total interest income	51,070	48,081	2,989	5,731	(2,742)

Less interest expense:
Savings, money market & NOW accounts	3,094	3,633	(539)	(17)	(522)
Time deposits	9,766	9,776	(10)	1,350	(1,360)
Fed funds purchased and Federal Home Loan Bank
short-term borrowings	67	59	8	40	(32)
Securities sold under agreements to repurchase
and other short-term debt	1,342	2,544	(1,202)	78	(1,280)
Securities sold under agreement to repurchase, long-term	1,761	865	896	1,319	(423)
Other long-term debt	2,531	1,680	851	1,174	(323)
Junior subordinated debt	893	893	--	--	--

Total interest expense	19,454	19,450	4	3,944	(3,940)

Net interest income	$31,616	$28,631	$2,985	$1,787	$ 1,198

The following tables set forth certain information regarding net interest margin for the three and nine months ended September 30, 2008 and 2007. For the periods indicated, the total dollar amount of interest income from average earning assets and the resultant yields, as well as the interest expense on average interest bearing liabilities, are expressed both in dollars and rates, and on a tax equivalent basis.

Merchants Bancshares, Inc. Average Balance Sheets and Average Rates (Unaudited)

	Three Months Ended

	September 30, 2008			September 30, 2007

(In thousands, fully taxable equivalent)	Average Balance	Interest Income/ Expense	Average Rate	Average Balance	Interest Income/ Expense	Average Rate

ASSETS:
Loans, including fees on loans (a)	$ 800,126	$11,900	5.92%	$ 727,159	$12,093	6.60%
Investments (b) (c)	449,597	5,710	5.05%	303,619	3,563	4.66%
Federal funds sold and interest bearing
deposits with banks	5,664	32	2.22%	26,389	348	5.23%

Total interest earning assets	1,255,387	$17,642	5.59%	1,057,167	$16,004	6.00%

Allowance for loan losses	(8,509)			(7,217)
Cash and cash equivalents	34,347			35,108
Bank premises and equipment, net	10,357			11,774
Other assets	15,441			16,572

Total assets	$1,307,023			$1,113,404

LIABILITIES AND SHAREHOLDERS' EQUITY::
Interest bearing deposits:
Savings, NOW & money market accounts	$ 439,427	$ 1,040	0.94%	$ 424,103	$ 1,200	1.12%
Time deposits	385,339	2,926	3.02%	323,783	3,318	4.07%

Total interest bearing deposits	824,766	3,966	1.91%	747,886	4,518	2.40%

Federal funds purchased	1,196	6	2.14%	--	--	--
Federal Home Loan Bank short-term borrowings	3,566	16	1.82%	1,695	20	4.59%
Securities sold under agreements to repurchase
and other short-term debt	78,032	333	1.70%	78,884	819	4.12%
Securities sold under agreements to repurchase,
long-term	72,913	638	3.48%	20,000	291	5.78%
Other long-term debt	99,355	934	3.74%	44,843	536	4.74%
Junior subordinated debentures issued to
Unconsolidated subsidiary trust	20,619	298	5.77%	20,619	298	5.77%

Total borrowed funds	275,681	2,225	3.21%	166,041	1,964	4.69%

Total interest bearing liabilities	1,100,447	$ 6,191	2.24%	913,927	$ 6,482	2.81%

Noninterest bearing deposits	122,908			124,083
Other liabilities	9,979			5,458
Shareholders' equity	73,689			69,936

Total liabilities and shareholders' equity	1,307,023			$1,113,404

Net interest earning assets	$ 154,940			$ 143,240

Net interest income (fully taxable equivalent)		$11,451			$ 9,522

Tax equivalent adjustment		(25)			(20)

Net interest income		$11,426			$ 9,502

Net interest rate spread			3.35%			3.19%

Net interest margin			3.63%			3.57%

(a)	Includes principal balance of non-accrual loans and fees on loans.
(b)	Available for sale securities are included at fair value, held to maturity securities are included at amortized cost.
(c)	Tax exempt interest has been converted to a tax equivalent basis using the Federal tax rate of 35%.

Merchants Bancshares, Inc. Average Balance Sheets and Average Rates (Unaudited)

	Nine Months Ended

	September 30, 2008			September 30, 2007

(In thousands, fully taxable equivalent)	Average Balance	Interest Income/ Expense	Average Rate	Average Balance	Interest Income/ Expense	Average Rate

ASSETS:
Loans, including fees on loans (a)	$ 766,955	$34,876	6.07%	$ 707,198	$35,328	6.68%
Investments (b) (c)	424,604	15,860	4.99%	319,462	11,319	4.74%
Federal funds sold, securities purchased under
agreements to resell and interest bearing
deposits with banks	13,281	334	3.36%	35,876	1,434	5.34%

Total interest earning assets	1,204,840	$51,070	5.66%	1,062,536	$48,081	6.05%

Allowance for loan losses	(8,354)			(7,085)
Cash and cash equivalents	34,606			34,378
Bank premises and equipment, net	11,320			12,071
Other assets	20,189			16,806

Total assets	$1,262,601			$1,118,706

LIABILITIES AND SHAREHOLDERS' EQUITY:
Interest bearing deposits:
Savings, NOW & Money Market accounts	$ 426,524	$ 3,094	0.97%	$ 428,547	$ 3,633	1.13%
Time deposits	372,189	9,766	3.51%	324,221	9,776	4.03%

Total interest bearing deposits	798,713	12,860	2.15%	752,768	13,409	2.38%

Federal funds purchased	1,559	26	2.21%	--	--	--
Federal Home Loan Bank short-term borrowings	2,670	41	2.08%	1,586	59	5.00%
Securities sold under agreement to repurchase
and other short-term debt	82,684	1,342	2.17%	80,171	2,544	4.24%
Securities sold under agreement to repurchase,
long-term	64,748	1,761	3.63%	20,000	865	5.78%
Other long-term debt	85,613	2,531	3.95%	47,318	1,680	4.75%
Junior subordinated debentures issued to
Unconsolidated subsidiary trust	20,619	893	5.77%	20,619	893	5.77%

Total borrowed funds	257,893	6,594	3.42%	169,694	6,041	4.76%

Total interest bearing liabilities	1,056,606	$19,454	2.46%	922,462	$19,450	2.82%

Noninterest bearing deposits	117,538			120,660
Other liabilities	13,092			5,632
Shareholders' equity	75,365			69,952

Total liabilities and shareholders' equity	$1,262,601			$1,118,706

Net interest earning assets	$ 148,234			$ 140,074

Net interest income (fully taxable equivalent)		$31,616			$28,631

Tax equivalent adjustment		(62)			(46)

Net interest income		$31,554			$28,585

Net interest rate spread			3.20%			3.23%

Net interest margin			3.51%			3.60%

(a)	Includes principal balance of non-accrual loans and fees on loans.
(b)	Available for sale securities are included at fair value, held to maturity securities are included at amortized cost.
(c)	Tax exempt interest has been converted to a tax equivalent basis using the Federal tax rate of 35%.


Provision for Credit Losses: Merchants recorded a $575 thousand provision for credit losses during the third quarter of 2008 and $925 thousand year to date, compared to $700 thousand and $850 thousand for the third quarter and first nine months of 2007, respectively. The increase in the provision year-to-date is primarily a result of overall loan growth combined with increased net charge-offs and continued economic uncertainty. The allowance for loan losses was $8.37 million; 1.03% of total loans and 72% of nonperforming loans at September 30, 2008, compared to $8.00 million, 1.09% of total loans and 87% of nonperforming loans at December 31, 2007; and $7.72 million, 1.05% of total loans and 78% of nonperforming loans at September 30, 2007. The percentage of internally classified loans to total loans decreased to 1.78% at September 30, 2008 from 2.68% at December 31, 2007 and 1.91% at September 30, 2007. The decline in reserves to total loans correlates to the decline in internally classified loans to total loans. Nonperforming loans increased to $11.59 million at September 30, 2008 from $9.23 million at December 31, 2007. This increase is primarily attributable to the Bank's transfer of two commercial relationships to non-accruing status in September 2008 due to concerns over the financial condition of the borrowers. These loans were previously included in Merchants' classified loan totals and no additional reserve allocation was deemed necessary for these loans at September 30, 2008; in contrast to the third quarter of 2007 when a $600 thousand special allocation was required for loans transferred to non accrual status during the quarter. More than 50% of the loans in nonaccrual status are either government guaranteed, or were current on all scheduled payments as of September 30, 2008. Gross loans ended the third quarter of 2008 at $814.60 million, an $83.09 million increase over year end balances. Merchants recorded net charge-offs of $582 thousand for the first nine months of 2008 and recorded net charge-offs of $107 thousand for the same period in 2007. All of these factors are taken into consideration during management's quarterly review of the Allowance for credit losses (the "Allowance") which management continues to deem adequate under current market conditions. See the discussion of Nonperforming Assets and the Allowance on pages 18-20 for additional information on the provision, the Allowance and the allowance for loan losses.

Noninterest Income: Total noninterest income decreased slightly to $2.29 million for the third quarter of 2008 from $2.32 million for the third quarter of 2007. Noninterest income excluding gains/losses on investment securities decreased slightly to $6.75 million for the first nine months of 2008 compared to $6.81 million for the first nine months of 2007. Trust Company income decreased slightly for both the quarter and nine months ended September 30, 2008 compared to the same periods in 2007. Although Merchants has experienced increases in overall trust relationships, these increases have not generated enough additional revenue to offset lost revenue due to market value declines in the current volatile environment.

Noninterest Expense: Total noninterest expense increased $1.06 million to $8.78 million for the third quarter of 2008 from $7.72 million for the third quarter of 2007; and increased $1.72 million to $25.86 million for the first nine months of 2008 compared to the same period in 2007. Salaries and Wages increased $480 thousand to $3.54 million for the third quarter of 2008 compared to the same period in 2007, and increased $825 thousand to $9.89 million for the first nine months of 2008 compared to the same period in 2007. This increase is a result of additional staff that Merchants has hired in the corporate banking, executive and trust areas during 2008; increased accruals for incentive payments based on 2008 performance; as well as normal annual pay increases. Employee benefits increased $175 thousand to $967 thousand for the third quarter of 2008 compared to 2007, and increased $247 thousand to $2.84 million for the first nine months of this year compared to last year. This increase is primarily a result of increases in health insurance costs during 2008. Legal and professional fees were $629 thousand for the quarter, a $106 thousand increase over last year, and were $1.91 million for the first nine months of the year compared to $1.76 million for the same period in 2007. These increases are a result of a combination of overall increased third party provider fees and professional fees related to specific projects. Marketing expenses increased $60 thousand to $342 thousand for the third quarter of 2008 compared to the third quarter of 2007, and increased $437 thousand to $1.34 million for the first nine months of this year compared to the same period last year. Other noninterest expenses increased $197 thousand to $1.57 million for the third quarter of 2008 compared to the third quarter of 2007, and decreased $42 thousand to $4.56 million for the first nine months of 2008 compared to the same period in 2007. Merchants experienced large increases in its FDIC insurance premiums and state assessment fees during 2008. Additionally, most categories of operating expenses have increased slightly for 2008 compared to 2007.

Balance Sheet Analysis

Quarterly average loans were $800.13 million, an increase of $72.97 million, or 10% over the third quarter of 2007, and were $37.37 million, or 5%, higher on a linked quarter basis. Loans ended the third quarter of 2008 at $814.60 million, an increase of $83.09 million over December 31, 2007 ending balances of $731.51 million. The increase since December 31, 2007 is primarily made up of residential and commercial mortgages, and commercial loans. Merchants has hired additional lenders in its corporate banking group which has led to increased loan production. Additionally, Merchants believes that its status as the last independent statewide bank continues to have appeal to business owners and has helped the Bank attract new commercial customers. The combination of lower interest rates and reduced competition in the residential area has provided Merchants with additional opportunities to gain new retail customers.

Balances of real estate construction loans increased to $41.12 million at September 30, 2008 from $39.35 million at December 31, 2007. For approximately $15.23 million of the outstanding construction loans at September 30, 2008, the primary source of repayment will be the sale of residential housing units. Approximately $15.40 million is attributable to construction of multifamily housing and will be repaid by conversion to term financing and future rental income. The


balance of $10.49 million will be repaid by conversion of loans to commercial and industrial or commercial real estate borrowers to term financing, and conversion of loans to individual borrowers to conventional mortgage financing.

The following table summarizes the components of Merchants' loan portfolio as of September 30, 2008 and December 31, 2007:

(In thousands)	September 30, 2008	December 31, 2007

Commercial, financial and agricultural	$106,415	$ 92,740
Real estate loans - residential	393,591	356,472
Real estate loans - commercial	265,618	234,675
Real estate loans - construction	41,120	39,347
Installment loans	7,174	7,220
All other loans	680	1,054

Total loans	$814,598	$731,508

Merchants' investment portfolio totaled $439.20 million at September 30, 2008, an increase of $73.61 million from December 31, 2007 ending balances of $365.59 million. Merchants' quarterly average investment portfolio was $449.60 million, an increase of $145.98 million over the same quarter of 2007; and was $4.06 million higher on a linked quarter basis. Investments purchased during the last year have consisted exclusively of government agency mortgage backed securities. With the exception of one AA rated security, all securities in Merchants' investment portfolio were either Agency guaranteed or rated AAA or higher at September 30, 2008. The bond with a AA rating has an amortized book value of $1.93 million and a fair value of $1.74 million at September 30, 2008. The bond is insured by Ambac, and its rating relies, in part, on Ambac's rating. Moody's recently downgraded Ambac to Baa1, and S&P has Ambac on negative watch. It is possible that Merchants' bond will be downgraded as a result of the downgrade of the reinsurer. Merchants, with the help of its investment advisor, has performed stress testing on this bond, using default rates and loss rates on the liquidation of the underlying collateral substantially in excess of historical experience, and assumed no available insurance from Ambac. At this point, Merchants does not consider this security to be other than temporarily impaired and has the intent and ability to hold this investment until a market price recovery which could be maturity. Merchants has no corporate debt exposure on its books, including any perpetual preferred stock issued by the Federal National Mortgage Association ("FNMA") or Federal Home Loan Mortgage Corporation ("FHLMC"), nor any interests in pooled trust preferred securities. Merchants has occasionally used a money market mutual fund to manage its short term funds position; the fund is invested solely in U.S. Agency securities.

Merchants' investment portfolio at September 30, 2008, including both held-to-maturity and available for sale securities, consisted of the following:

	Amortized Cost	Fair Value

U.S. Treasury Obligations	$ 250	$ 255
Federal Home Loan Bank Obligations	7,140	7,242
Agency MBS	282,531	283,045
Agency CMO	95,115	96,070
Non-Agency CMO	30,913	28,888
Commercial MBS	19,868	19,110
Asset Backed Securities	5,088	4,741

	$440,905	$439,351

Agency MBS and Agency CMO consist of pools of residential mortgages which are guaranteed by FNMA, FHLMC or Government National Mortgage Association ("GNMA") with various origination dates and maturities. Non-Agency CMO, Commercial MBS and ABS are tracked individually by Merchants' investment manager with updates on the performance of the underlying collateral provided at least quarterly. Additionally, Merchants' investment manager performs stress testing of individual bonds that experience greater levels of market volatility.

Although Merchants has the intent and ability to hold its various securities until maturity or a market price recovery, current market conditions are difficult. If conditions worsen the fair value of Merchants' investment portfolio could be adversely affected and it is possible that certain unrealized losses could be designated as other than temporary in future periods.

Quarterly average deposits were $947.67 million, an increase of $75.71 million, or 9% over the same quarter of 2007 and were $25.79 million, or 3%, higher on a linked quarter basis. Deposits ended the third quarter of 2008 at $949.52 million, an increase of $82.08 million over year end 2007 balances of $867.44 million. Much of that increase was concentrated in time deposits which have increased by $51.92 million during 2008. Merchants' savings, NOW and money market accounts have grown $25.94 million during 2008, while demand deposits have increased $4.22 million. Merchants continues to experience the highest growth in its time deposit category as depositors seek higher yields. Time deposits were 40.5% of total deposits at September 30, 2008, compared to 38.4% of total deposits at December 31, 2007. As of September 30, 2008, $48.54 million in deposits have moved off balance sheet into the Certificate of Deposit Account Registry Service ("CDARS") which has attracted some larger dollar relationships looking for both a higher yield and full insurance coverage.


Merchants offers a cash management sweep product; balances in this product totaled $76.54 million at September 30, 2008 and are included with "Securities sold under agreements to repurchase and other short-term debt" on the accompanying consolidated balance sheet.

In the ordinary course of business, Merchants makes commitments for possible future extensions of credit. At September 30, 2008, Merchants was obligated to fund $4.74 million of standby letters of credit. No losses are anticipated in connection with these commitments.

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

Income Taxes

Merchants and its subsidiaries are taxed on income at the federal level by the Internal Revenue Service. Total income tax expense was $1.04 million for the third quarter of 2008 compared to $778 thousand for the same period in 2007, and was $2.75 million for the first nine months of 2008 compared to $2.37 million for the first nine months of 2007. Merchants recognized favorable tax benefits from federal affordable housing tax credits of $1.27 million for the first nine months of 2008 and $1.23 million for the same period in 2007. Merchants' statutory tax rate was 35% for all periods. The recognition of affordable housing tax credits is the principal reason for Merchants' effective tax rate of 23.93% and 23.72% for the three and nine months ended September 30, 2008, respectively, and 22.84% and 22.97% for the same period in 2007.

Liquidity and Capital Resources

Merchants' liquidity is monitored by the Asset and Liability Committee (the "ALCO") of Merchants Bank's Board of Directors, based upon Merchants Bank policies. Merchants had $111 thousand in overnight funds sold and other short-term investments at September 30, 2008. Additionally, Merchants has an overnight line of credit with the Federal Home Loan Bank of Boston ("FHLB") of $5 million and an estimated additional borrowing capacity with the FHLB of $63.01 million. Merchants has $44 million in available federal funds lines of credit at September 30, 2008 and the ability to borrow through the use of repurchase agreements, collateralized by Merchants' investments, with certain approved counterparties. Merchants' investment portfolio, which is managed by the ALCO, totaled $439.20 million at September 30, 2008, of which $164.13 million was pledged. The portfolio is a reliable source of cash flow for Merchants.

In January 2007, Merchants' Board approved a stock repurchase program, pursuant to which Merchants may repurchase 200,000 shares of its common stock on the open market from time to time through January 2008. The Board extended the program through January 2009 at its January 2008 meeting. Under the program 143,475 shares have been purchased at an average price per share of $22.94; shares purchased during the first nine months of 2008 totaled 84,357 at an average price per share of $22.97.

As of September 30, 2008, Merchants exceeded all applicable regulatory capital requirements. Merchants continues to be considered well capitalized under applicable regulations, however Merchants' capital ratios have decreased over the last year as Merchants balance sheet has grown more rapidly than its capital position. Merchants tangible equity ratio at September 30, 2008 was 5.83%, compared to 6.44% at September 30, 2007. The following table represents the actual capital ratios and capital adequacy requirements for Merchants as of September 30, 2008 and 2007:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions

(In thousands)	Amount (1)	Percent	Amount	Percent	Amount	Percent

	As of September 30, 2008

Tier 1 leverage capital	$ 98,020	7.50%	$52,281	4.00%	$65,351	5.00%
Tier 1 risk-based capital	98,020	12.22%	32,089	4.00%	48,134	6.00%
Total risk-based capital	106,713	13.30%	64,178	8.00%	80,223	10.00%

	As of September 30, 2007

Tier 1 leverage capital	$ 94,103	8.45%	$44,531	4.00%	$55,663	5.00%
Tier 1 risk-based capital	94,103	12.54%	30,026	4.00%	45,038	6.00%
Total risk-based capital	102,127	13.61%	60,051	8.00%	75,064	10.00%

(1) Amounts include $20 million in trust preferred securities issued in December 2004. These hybrid securities qualify as regulatory capital up to certain limits.

Nonperforming Assets and the Allowance

Stringent credit quality is a major strategic focus of Merchants. Merchants cannot assure that problem assets will remain at current levels, particularly in light of current or future economic conditions. The asset balances in this category will be dynamic and subject to change as problem loans are either resolved or moved to nonperforming status based upon current developments and the latest available information.

The following table summarizes Merchants' nonperforming assets at the dates indicated:

(In thousands)	September 30, 2008	June 30, 2008	December 31, 2007	September 30, 2007

Nonaccrual loans	$11,380	$5,187	$9,018	$9,726
Loans past due 90 days or more and still
accruing interest	100	--	57	48
Troubled debt restructurings	114	148	156	160

Total nonperforming loans ("NPL")	11,594	5,335	9,231	9,934
Other Real Estate Owned ("OREO")	--	--	475	--

Total nonperforming assets ("NPA")	$11,594	$5,335	$9,706	$9,934

Nonperforming assets increased to $11.59 million at September 30, 2008 from $9.71 million at December 31, 2007 and $5.34 million at June 30, 2008. The net increase of $1.88 million in NPAs as compared to December 31, 2007, is primarily a result of the transfer to nonaccrual status of two significant commercial relationships totaling $6.50 million during the third quarter of 2008. Management's analysis indicates that through a combination of currently valued collateral, government guarantees and previously allocated reserves, additional exposure to loss on these credits is minimal. This increase in NPAs was offset by payments received on a large residential construction project that was moved to nonaccrual status during the third quarter of 2007. More than 50% of the loans in nonaccrual status are either government guaranteed, or are current on all scheduled payments. Excluded from the balances above are Merchants' loans that are 30-89 days past due. These loans are not necessarily considered classified or impaired. Loans past due 30-89 days totaled $1.49 million, or 0.18% of total loans, at September 30, 2008, compared to $1.34 million, or 0.17% of total loans, at June 30, 2008 and $676 thousand, or 0.09% of total loans, at December 31, 2007.

A loan is considered impaired, based on current information and events, if it is probable that Merchants will be unable to collect the scheduled payments of principal or interest when due, according to the contractual terms of the loan agreement. Loans deemed impaired at September 30, 2008 totaled $11.49 million, of which $11.38 million are included as nonaccrual loans in the table above. Impaired loans at September 30, 2008 reflect a net increase of $2.62 million since December 31, 2007.

Merchants' management maintains an internal listing that includes all criticized and classified loans. Merchants' management believes that classified loans have well-defined weaknesses which, if left unattended, could lead to collection problems. The oversight process on these loans includes an active risk management approach. A management committee reviews the status of these loans each quarter and determines or confirms the appropriate risk rating and accrual status. The findings of this review process are instrumental in determining the adequacy of the Allowance. Excluded from nonperforming loans are approximately $14.28 million of internally classified loans as of September 30, 2008, compared to $19.57 million as of December 31, 2007. A portion of the decrease in classified loans during the quarter is attributable to


the transfers into nonaccrual status during the quarter discussed above. Included in the internal classification total at September 30, 2008 are $2.34 million in loans to a troubled custom home manufacturer (not related to the manufacturer referenced in the non-accrual discussion above). No other significant internally classified loans are tied to the housing or any other specific industry. Approximately $2.70 million is attributable to commercial borrowers in a variety of industries, $4.01 million to non-owner occupied commercial real estate and $5.22 million to owner-occupied commercial real estate. To date, payments have been made as agreed by these customers and Merchants believes that these loans are adequately secured. Merchants' management will continue to closely monitor asset quality.

The following table reflects Merchants' nonperforming asset and coverage ratios as of the dates indicated:

	September 30, 2008	June 30, 2008	December 31, 2007	September 30, 2007

NPL to total loans	1.42%	0.69%	1.26%	1.34%
NPA to total assets	0.88%	0.41%	0.83%	0.89%
Allowance for loan losses to total loans	1.03%	1.09%	1.09%	1.05%
Allowance for loan losses to NPL	72%	158%	87%	78%

The following table summarizes year-to-date activity in Merchants' Allowance through the dates indicated:

(In thousands)	September 30, 2008	June 30, 2008	December 31, 2007	September 30, 2007

Balance, beginning of year	$8,350	$8,350	$7,281	$7,281
Charge-offs :
Commercial, lease financing and all other	(16)	(4)	(170)	(170)
Commercial Construction	(637)	--	--	--
Real estate - mortgage	--	--	(242)	(181)
Installment and other consumer	--	--	(20)	(20)

Total charge-offs	(653)	(4)	(432)	(371)

Recoveries:
Commercial, lease financing and all other	61	59	271	247
Real estate - mortgage	10	10	79	17
Installment and other consumer	--	--	1	--

Total recoveries	71	69	351	264

Net (charge-offs) recoveries	(582)	65	(81)	(107)

Provision for credit losses	925	350	1,150	850

Balance end of period	$8,693	$8,765	$8,350	$8,024

Components:
Allowance for loan losses	$8,367	$8,439	$8,002	$7,726
Reserve for undisbursed lines of credit	326	326	348	298

Allowance for Credit Losses	$8,693	$8,765	$8,350	$8,024

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

The level of the Allowance reflects management's current strategies and efforts to maintain the Allowance at a level adequate to provide for losses based on an evaluation of known and inherent risks in the loan portfolio, as well as the potential risk from unfunded loan commitments and letters of credit. Among the factors that management considers in establishing the level of the Allowance are overall findings from an analysis of individual loans, the overall risk characteristics and size of the loan portfolio, past credit loss history, management's assessment of current economic and real estate market conditions and estimates of the current value of the underlying collateral. Loans placed in nonperforming status may be either assigned a specific allocation of the allowance for loan losses or charged down to their estimated net


realizable value based on management's assessment of the ultimate collectability of principal. To the extent management determines the level of anticipated losses in the portfolio has significantly increased or diminished, the allowance for loan losses is adjusted through current earnings. As part of Merchants' analysis of specific credit risk, detailed and extensive reviews are performed on larger credits and problematic credits identified on the watched asset list, nonperforming asset listings and internal credit rating reports. An outside loan review firm examines portions of Merchants' commercial loan portfolio three times per year. Over the course of the year, approximately 70% of commercial loan balances are reviewed, including all relationships over $1.0 million and criticized and classified loans over $500 thousand. Issues addressed by the loan review process include the accuracy of Merchants' internal risk ratings system, loan quality, and adequacy of the allowance for loan losses.

The allowance for loan losses as a percentage of total loans as of September 30, 2008 decreased to 1.03% compared to 1.09% at December 31, 2008 and 1.05% at September 30, 2007. The provision for loan losses was $575 thousand for the third quarter of 2008 compared to $700 thousand for the third quarter of 2007. The decrease in the level of the allowance compared to total loans is reflective of the fact that the nonperforming loans have been charged down by $653 thousand during the quarter and the level of performing, classified loans has decreased by $5.29 million since December 31, 2007. A credit loss provision of $575 thousand and $925 thousand was recorded during the three and nine months ended September 30, 2008, respectively, primarily as a result of increased net charge-offs over the last year, overall growth in the loan portfolio and continued economic uncertainty. All charges recorded during the third quarter were against loans classified as nonaccruing. Management considers the balance of the Allowance adequate at September 30, 2008.

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

Market Risk

Market risk is defined as the risk of loss in a financial instrument arising from adverse changes in market rates and prices such as interest rates, foreign currency exchange rates, commodity prices, and equity prices. Merchants' primary market risk exposure is to interest rate and credit risk. An important component of Merchants' asset and liability management process is the ongoing monitoring and management of these risks, which are governed by established policies that are reviewed and approved annually by Merchants Bank's Board of Directors

Interest Rate Risk

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

The ALCO is responsible for evaluating and managing the interest rate risk which arises naturally from imbalances in repricing, maturity and cash flow characteristics of Merchants' assets and liabilities. It is also responsible for ensuring that Merchants Bank's Board of Directors receives accurate information regarding Merchants' interest rate risk position at least quarterly. The ALCO uses an outside consultant to perform rate shocks of Merchants' balance sheet, and to perform a variety of other analyses. The consultant's most recent review was as of August 31, 2008. The consultant ran a base simulation assuming no changes in rates or balance sheet mix at the August 31, 2008 review. Additionally, the consultant modeled a 200 basis point rising and, because rates are quite low, a 100 basis point falling interest rate scenario which assume a parallel and pro rata shift of the yield curve over a one-year period and assumed no changes or growth in the balance sheet.

At August 31, 2008 Merchants' one-year static gap position was a $325.97 million liability-sensitive position compared to a $247.17 million liability-sensitive position at the end of 2007. In the base case model, which assumes interest rates and


Merchants' balance sheet and mix remain similar to those of August 31, 2008, net interest income is projected to increase slightly over year one as Merchants' time deposit portfolio and maturing wholesale funding continue to roll down in a lower rate environment. Net interest income stabilizes at the end of year one and is projected to remain stable through the balance of the simulation. If rates fall, with a parallel yield curve shift, net interest income is projected to increase during the first two years of the simulation as the short term funding base reprices more quickly than assets. If the yield curve steepens as rates fall net interest income is projected to increase even further. If rates rise, net interest income is expected to be slightly lower initially as increased funding costs offset the benefit of floating rate assets. Interest rate risk exposure increases in years two and three due to funding costs repricing faster than the large fixed rate asset base.

The change in net interest income for the next twelve months from Merchants' expected or "most likely" forecast at the August 31, 2008 review is shown in the following table. The degree to which this exposure materializes will depend, in part, on Merchants' ability to manage deposit rates as interest rates rise or fall.

Rate Change	Percent Change in Net Interest Income

Up 200 basis points	(0.90)%
Down 100 basis points	1.17%

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

The ALCO uses off-balance sheet strategies, such as interest rate caps and floors and interest rate swaps, as well as borrowings with embedded caps and floors to help minimize Merchants' exposure to changes in interest rates. Merchants purchased a $30 million interest rate cap in January of 2007 to help mitigate its exposure to rising short term interest rates. The cap is recorded on Merchants' balance sheet at fair value with subsequent changes in fair value recorded through earnings each quarter. Merchants entered into a $10 million interest rate swap on its Trust Preferred debt during the third quarter of 2008. This debt is scheduled to change to a variable rate in December of 2009. Merchants decided to fix the interest rate using a forward swap contract. Additionally, Merchants has entered into borrowing arrangements with embedded caps and floors that will provide additional protection as interest rates change. Merchants currently has $54.00 million in repurchase agreements with embedded caps or embedded double caps on its books.

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

Credit Risk

Merchants Bank's Board of Directors reviews and approves Merchants Bank's investment and loan policies on an annual basis. The investment policy establishes minimum investment quality guidelines, as well as specific limits on asset classes within the investment portfolio. The Bank's outside investment advisor tracks Non-Agency securities individually and presents at least quarterly updates on the performance of the underlying collateral. The loan policy establishes restrictions regarding the types of loans that may be granted, and the distribution of loan types within Merchants' portfolio. Merchants Bank's Board of Directors grants each loan officer the authority to originate loans on behalf of Merchants, subject to certain limitations. These authorized lending limits are reviewed at least annually and are based upon the officer's knowledge and experience. Loan requests that exceed an officer's authority require the signature of Merchants' credit division manager, senior loan officer, and/or president. All extensions of credit of $2.5 million or greater to any one borrower or related party are reviewed and approved by the Loan Committee of Merchants Bank's Board of Directors. Merchants' loan portfolio is continuously monitored for performance, creditworthiness and strength of documentation through the use of a variety of management reports and with the assistance of an external loan review firm. Credit ratings are assigned to commercial loans and are routinely reviewed. Loan officers or the loan workout function take remedial actions to assure full and timely payment of loan balances when necessary.

Item 4. Controls and Procedures

The principal executive officer, principal financial officer, and other members of Merchants' senior management have evaluated Merchants' disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, Merchants' principal executive officer and principal financial officer have concluded that the disclosure controls and procedures effectively ensure that information required to be disclosed in Merchants' filings and submissions with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is accumulated and communicated to Merchants' management (including the principal executive officer and principal financial officer), and is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. In addition, Merchants has reviewed its internal controls over financial reporting and there have been no changes in its internal controls over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

MERCHANTS BANCSHARES, INC. PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Please read the factors discussed in Part I - Item 1A. "Risk Factors" in Merchants' Annual Report on Form 10-K for the fiscal year ended December 31, 2007, the discussion contained in "Recent Market Developments" on page 9 of this Form 10-Q, and the additional risk factors set forth below, which could materially adversely affect Merchants' business, financial condition and operating results. These risks are not the only ones facing Merchants. Additional risks and uncertainties not currently known to Merchants or that Merchants currently deems to be immaterial also may materially adversely effect Merchants' business, financial condition and operating results.

Merchants has identified the following additional risk factors based on recent events that may materially adversely affect its business, financial condition and operation results:

•

The adoption of the new Emergency Economic Stabilization Act of 2008 ("EESA"), the primary feature of which is the establishment of the Troubled Asset Relief Program ("TARP"), may not be effective in stabilizing the financial markets. There can be no assurance as to what impact this legislation will have on the financial markets, including the extreme levels of volatility currently being experienced. The failure of the U.S. government to execute this program expeditiously could have a material adverse effect on the financial markets, which in turn could materially and adversely affect Merchants' business, financial condition and results of operations.

•

The programs established or to be established under the EESA and TARP may have adverse effects upon Merchants. Merchants may face increased regulation of its industry, compliance with which may increase Merchants' costs and limit its ability to pursue business opportunities. Also, participation in specific programs may subject Merchants to additional restrictions. The effects of participating or not participating in any such programs, and the extent of Merchants' participation in such programs, cannot reliably be determined at this time.

•

The current market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. The resulting economic pressure on consumers and lack of confidence in the financial markets has adversely affected, and may in the future materially adversely affect, Merchants' business, financial condition and results of operations.

•

Market developments may affect consumer confidence levels and may cause adverse changes in payment patterns, causing increases in delinquencies and default rates, which may impact Merchants' charge-offs and provision for credit losses.

•

If market conditions worsen, the fair value of Merchants' investment portfolio could be adversely affected and, in such case, certain unrealized losses could be designated as other than temporary in future periods.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities by the Issuer

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

July 1 through July 31	--	--	--	85,082
August 1 through August 31	11,520	$22.09	11,520	73,562
September 1 through September 30	17,037	22.69	17,037	56,525

Total	28,557	$22.45	28,557	--

In January 2007, Merchants Board approved a stock repurchase program, pursuant to which Merchants may repurchase 200,000 shares of its common stock on the open market from time to time through January 2008. The Board extended the program through January 2009 at its January 2008 meeting. Under the program 143,475 shares have been purchased at an average price per share of $22.94; shares purchased during the third quarter of 2008 totaled 28,557 at an average price per share of $22.45.

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

3.1.2	Certificate of Merger, filed June 5, 1987 (Incorporated by reference to Merchants' Annual Report on Form 10-K for the Year Ended December 31, 2006, filed on March 16, 2007)

3.1.3	Certificate of Amendment, filed May 11, 1988 (Incorporated by reference to Merchants' Annual Report on Form 10-K for the Year Ended December 31, 2006, filed on March 16, 2007)

3.1.4	Certificate of Amendment, filed April 29, 1991 (Incorporated by reference to Merchants' Annual Report on Form 10-K for the Year Ended December 31, 2006, filed on March 16, 2007)

3.1.5	Certificate of Amendment, filed August 29, 2006 (Incorporated by reference to Merchants' Annual Report on Form 10-K for the Year Ended December 31, 2006, filed on March 16, 2007)

3.1.6	Certificate of Amendment, filed August 29, 2006 (Incorporated by reference to Merchants' Annual Report on Form 10-K for the Year Ended December 31, 2006, filed on March 16, 2007)

3.2

Amended By-Laws of Merchants (Incorporated by reference to Exhibit C to Merchants' Definitive Proxy Statement on Schedule 14A, filed on April 25, 1987 for Merchants' Annual Meeting of Shareholders held June 2, 1987)

31.1	Certification of Chief Executive Officer of the Company Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14

31.2	Certification of Chief Financial Officer of the Company Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14

32.1	Certification of Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

MERCHANTS BANCSHARES, INC. SIGNATURES

Merchants Bancshares, Inc.

/s/ Michael R. Tuttle

Michael R. Tuttle
President & Chief Executive Officer

/s/ Janet P. Spitler

Janet P. Spitler
Chief Financial Officer & Treasurer

November 10, 2008

Date
