Form 10-K
period 2008-12-31
MERCHANTS BANCSHARES INC
filed 2009-03-16
CIK 726517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2008

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number	0-11595

Merchants Bancshares, Inc.
(Exact name of registrant as specified in its charter)

Delaware	03-0287342
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

275 Kennedy Drive, South Burlington, Vermont	05403
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	(802) 658 - 3400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	The NASDAQ Stock Market, LLC.

Securities registered pursuant to Section 12(g) of the Act:
None
(Title of class)

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
[   ] Yes     [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act

[   ] Yes     [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes     [   ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a nonaccelerated filer or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ ]	Accelerated Filer [X]	Nonaccelerated Filer [ ]	Smaller Reporting Company [ ]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).

[   ] Yes      [X] No

The aggregate market value of the registrant's voting common stock held by non-affiliates was $98,834,937 as computed using the per share price, as reported on the NASDAQ, as of market close on June 30, 2008.

As of March 9, 2009, there were 5,771,542 shares of the registrant's common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement to Shareholders for the Registrant's Annual Meeting of Shareholders to be held on May 5, 2009 are incorporated herein by reference in Part III.

MERCHANTS BANCSHARES, INC. AND SUBSIDIARIES

2008 FORM 10-K ANNUAL REPORT

TABLE OF CONTENTS

Part I			Page Reference
	Item 1 -	Business	3 - 15
	Item 1A -	Risk Factors	16 - 19
	Item 1B -	Unresolved Staff Comments	19
	Item 2 -	Properties	19
	Item 3 -	Legal Proceedings	19
	Item 4 -	Submission of Matters to a Vote of Security Holders	19

Part II
	Item 5 -	Market for Registrant's Common Equity, Related Stockholder Matters and
		Issuer Purchases of Equity Securities	20 - 22
	Item 6 -	Selected Financial Data	22 - 23
	Item 7 -	Management's Discussion and Analysis of Financial Condition
		and Results of Operations	23 - 42
	Item 7A -	Quantitative and Qualitative Disclosures about Market Risk	42 - 45
	Item 8 -	Financial Statements and Supplementary Data	46 - 80
	Item 9 -	Changes in and Disagreements with Accountants on Accounting and
		Financial Disclosures	73
	Item 9A -	Controls and Procedures	73
	Item 9B -	Other Information	73

Part III *
	Item 10 -	Directors, Executive Officers and Corporate Governance	73
	Item 11 -	Executive Compensation	73
	Item 12 -	Security Ownership of Certain Beneficial Owners and Management
		and Related Stockholder Matters	73
	Item 13 -	Certain Relationships and Related Transactions, and Director Independence	73
	Item 14 -	Principal Accountant Fees and Services	73

Part IV **
	Item 15 -	Exhibits and Financial Statement Schedules	74

		Signatures	75

*

The information required by Part III is incorporated herein by reference from Merchants' Proxy Statement for the Annual Meeting of Shareholders to be held on May 5, 2009, including specifically the Nominating & Governance Committee report to be included therein.

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

Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, which are described in more detail in Section 1A - "Risk Factors" beginning on page 17 of this document.

PART I

ITEM 1 - BUSINESS

GENERAL

Merchants Bancshares, Inc. is a bank holding company originally organized under Vermont law in 1983 (and subsequently reincorporated in Delaware) for the purposes of owning all of the outstanding capital stock of The Merchants Bank ("Merchants Bank") and providing greater flexibility in helping Merchants Bank achieve its business objectives. Merchants Bank, which is Merchants Bancshares' primary subsidiary, is a Vermont commercial bank with 34 full-service banking offices.

Merchants Bank was organized in 1849 and assumed a national bank charter in 1865, becoming The Merchants National Bank of Burlington, Vermont. On September 6, 1974, The Merchants National Bank of Burlington converted its national charter to a Vermont state commercial bank charter, adopting its current name, Merchants Bank. As used herein the term "Merchants" shall mean Merchants Bancshares, Inc. and its subsidiaries unless otherwise noted or the context otherwise requires. As of December 31, 2008, Merchants operated the largest independent, statewide commercial banking operation in Vermont, with deposits totaling $931 million, gross loans of $847 million, and total assets of $1.34 billion.

Merchants Trust Company, a wholly owned subsidiary of Merchants Bank, is a Vermont corporation chartered in 1870 for the purpose of offering fiduciary services including trust management and administration, investment management and estate settlement services. As of December 31, 2008, Merchants Trust Company had fiduciary responsibility for assets having a market value in excess of $298 million, of which more than $256 million constituted managed assets. Total revenue of Merchants Trust Company for 2008 was $1.83 million and total expenses were $1.64 million.

Merchants Properties, Inc., formerly a wholly owned subsidiary of Merchants Bancshares, Inc. was organized for the purpose of developing and owning affordable rental housing units throughout the state of Vermont. Merchants Properties, Inc. owned one development located in Enosburg, Vermont, consisting of a 24-unit low-income family rental housing project. This housing project was sold in December 2007. Total assets of Merchants Properties, Inc. at the time of the sale were approximately $935 thousand. On July 18, 2008, Merchants' Board voted to dissolve Merchants Properties, Inc. and it was subsequently dissolved by the Vermont Secretary of State.

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

RETAIL SERVICES

Merchants' products are designed to provide high value within a defined range of offerings. Individual categories are anchored by lead products that are attractively packaged and easy for Merchants' staff to deliver.  Merchants has consciously focused on business lines that are supportable at the most competitive standard. The business lines it has chosen are robust, with employees proficient in selling and servicing all programs. Merchants believes that its customers appreciate the value that is offered via well defined product features and services that function in a straightforward, effective manner. That formula, in combination with highly motivated and well-trained front line professionals, provides the company with a competitive strength in its markets.

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

Merchants introduced Cash Rewards Checking in 2008. This is a personal checking product that provides a one percent cash back feature on all purchases using the debit card that comes with the account. The account pays interest and comes with a $10.00 per month fee. The fee is waived in any statement period during which combined average balances among checking and money market accounts meets the $5,000 or greater threshold. Cash Rewards Checking provides for reduced charges when using non-Merchants ATMs. There is also a feature that provides free paper checks to customers maintaining balance thresholds required to avoid monthly fees.

Both Free Checking For Life and Cash Rewards Checking customers may choose either a Debit Card or an ATM card. Customers who choose the Debit Card can pay for purchases at locations that accept VISA®. Customers can use a money market account and/or a home equity line of credit as overdraft coverage for a checking account. The customer may choose either or both accounts to cover overdrafts via an automatic transfer of funds ("ATF").

Merchants' primary retail deposit savings product is its money market account. The money market account pays interest at tiered levels beginning with the first dollar in the account, and fees are charged only under certain limited circumstances. Merchants' rates on this product remained competitive during the last year, but were not at the top of the market. Balance levels in the product type remained stable in 2008. The low minimum balance to open this account combined with the minimum average balance threshold to avoid monthly service charges makes this an attractive savings vehicle.

Merchants' flexible certificate of deposit allows multiple deposits and penalty free withdrawals within regulatory guidelines. It is an attractive alternative for customers who wish to retain some of the liquidity features of a money market or savings account while receiving a higher yield than what is offered by those accounts.

Merchants offers ATF to cover overdrafts, electronic funds transfer to automate transfers between accounts, and an automated telephone banking system. Merchants offers a free online banking service, as well as a free bill payment service delivered via the online option, which has proven to be a widely used feature.

Each of Merchants' 34 full-service banking offices is led by a branch president who has responsibility for the full range of retail and small business credit services. Merchants' branch system is led by eleven Market Managers who serve in assigned geographies around the state.  The Market Managers work with the Branch Presidents and branch staff to provide a full range of personal and small business banking services. Currently most customer inquiries can be handled at any branch location. The branch serves as both a sales and a delivery channel. Branch personnel can explain various deposit options and open new accounts online via internal systems. Additionally, qualified branch staff have the ability to take loan applications, approve loans within defined approval limits, and to close consumer, mortgage and small business loans. Merchants also operates 42 ATMs throughout Vermont, and maintains a customer call center with expanded hours of operation. Customer calls are answered by well-trained employees operating from Merchants' Service Center in South Burlington. There is no automated attendant for distributing customer inquiries via menu options.

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

COMMERCIAL SERVICES

Merchants' corporate sales staff services the majority of the commercial customers, which are primarily larger operating companies, real estate investors and developers. Twelve corporate banking officers and ten corporate banking administrators provide commercial credit, deposit and cash management services throughout Vermont to customers requiring business credit above the prescribed authorities of the Branch Presidents. Branch Presidents are trained for small business loan origination and to serve deposit and cash management needs of small businesses. Merchants hired two experienced government banking officers during 2008, and intends to provide depository, lending and other banking services to municipalities, school districts and other governmental authorities or agencies in Merchants' service area.

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

Merchants offers a variety of commercial checking accounts. Commercial checking uses an earnings credit rate to help offset service charges. In early 2008 Merchants introduced Rewards Checking for Business, a low cost checking account that is appropriate for all but high volume commercial deposits customers. Major features of the account include no monthly fee, 999 free items per month, and 1% cash back on debit card purchases. Merchants offers a business money market account as the savings vehicle for businesses. Merchants' business money market account pays interest at tiered levels beginning with the first dollar in the account. Commercial customers can use a money market account as overdraft coverage for a checking account.

Merchants' cash management services include investment sweep, line of credit sweep, multiple sweep, and funds concentration. Merchants offers an overnight cash management sweep program. Balances are swept to an overnight repurchase agreement structure which allows Merchants to retain those cash balances. The repurchase agreements were a favorable funding source for Merchants in 2008.

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

Merchants primarily originates residential real estate, commercial, commercial real estate, and installment loans to customers throughout the state of Vermont. There are no significant industry concentrations in the loan portfolio. There was significant disruption and volatility in the financial and capital markets during 2008. Turmoil in the mortgage market adversely impacted the domestic markets, and led to a significant credit and liquidity crisis. These market conditions were attributable to a variety of factors, in particular the fallout associated with subprime mortgage loans (a type of lending Merchants has never actively pursued). The disruption has been exacerbated by the continued decline of the real estate and housing markets. While continuing to adhere to prudent underwriting standards, Merchants is not immune to some negative consequences arising from overall economic weakness and, in particular, a sharp downturn in the housing market in Vermont. Decreases in real estate values could adversely affect the value of property used as collateral for loans. Adverse changes in the economy may have a negative effect on the ability of Merchants' borrowers to make timely loan payments, which would have an adverse impact on earnings. An increase in loan delinquencies would decrease net interest income and adversely impact loan loss experience, causing increases in the provision and allowance for loan losses.

COMPETITION

Presently, there are 12 financial institutions headquartered in the State of Vermont. In addition, there are nine regional or national banks that operate branches in Vermont. Merchants Bank is the only state-wide, independent bank headquartered in the State of Vermont. The companies headquartered outside Vermont are located in New Hampshire, Connecticut, Massachusetts and Ohio. Two other banking companies are owned by a parent headquartered outside of the United States.

Merchants competes in Vermont for deposit and loan business not only with other commercial and savings banks, and savings and loan associations, but also with credit unions, and other non-bank financial providers. As of December 31, 2008, there were more than 30 state or federally chartered credit unions operating in Vermont. As a bank holding company and state-chartered commercial bank, Merchants is subject to extensive regulation and supervision, including, in many cases, regulation that limits the type and scope of its activities. The non-bank financial service providers that compete with Merchants may be subject to less restrictive regulation and supervision. Competition from nationally chartered banks, as well as local institutions, and credit unions, continues to be aggressive.

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

Prior to 2008 there had been a significant increase in new lenders licensed to do business in Vermont. These companies offer business, home mortgage and consumer finance loans. During the past year a number of these lenders have surrendered their licenses. This development has benefitted Merchants Bank positively in the commercial loan and home mortgage business.

The fact that Merchants is a locally managed, independent bank contributed significantly to the growth in commercial loans during 2008. Several customers cited the local management and decision-making as important considerations when choosing a bank. The fact that several national or regional competitors operate as branches of a much larger company influenced some portion of the market that wanted to bank locally. This differentiation became heightened with the sale of several independent companies during 2007.

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

NUMBER OF EMPLOYEES

As of December 31, 2008, Merchants Bancshares, Inc. had four officers: Michael R. Tuttle, President and Chief Executive Officer; Janet P. Spitler, Chief Financial Officer and Treasurer; F. Sheldon Prentice, Senior Vice President and General Counsel and Lisa Razo, Secretary.

As of December 31, 2008, Merchants Bank employed 268 full-time and 39 part-time employees and Merchants Trust Company employed 13 full-time employees, representing a combined full-time equivalent complement of 307 employees.

Merchants Bank and Merchants Trust Company maintain comprehensive employee benefits programs for employees, which provide major medical insurance, hospitalization, dental insurance, long-term and short-term disability insurance, life insurance and a 401(k) Plan. Merchants Bank believes that relations with its employees are good. Merchants was selected as one of the best places to work in Vermont by Vermont Business Magazine. The designation was based on the answers to a 72 question anonymous survey of 250 employees from around the company.

REGULATION AND SUPERVISION

General

As a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the "BHCA"), Merchants is subject to extensive regulation and supervision by the Board of Governors of the Federal Reserve System. As a state-chartered commercial bank, Merchants Bank is subject to substantial regulation and supervision by the Federal Deposit Insurance Corporation (the "FDIC") and by applicable Vermont regulatory agencies; particularly the Commissioner of Banking, Insurance, Securities and Health Care Administration of the State of Vermont (the "Commissioner"). To the extent that the following information describes statutory or regulatory provisions, it is qualified in its entirety by reference to those particular statutory provisions. Any change in applicable law or regulation may have a material effect on the business and prospects of Merchants. The following discussion of certain of the material elements of the regulatory framework applicable to banks and bank holding companies is not intended to be complete.

Recent Market Developments

In response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, on October 3, 2008, the Emergency Economic Stabilization Act of 2008 (the "EESA") was signed into law. Pursuant to the EESA, the U.S. Treasury was given the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.

On October 14, 2008, the Secretary of the Department of the Treasury announced that the Department of the Treasury will purchase equity stakes in a wide variety of banks and thrifts. Under the program, known as the Troubled Asset Relief Program Capital Purchase Program (the "TARP Capital Purchase Program"), from the $700 billion authorized by the EESA, the Treasury made $250 billion of capital available to U.S. financial institutions in the form of preferred stock. In conjunction with the purchase of preferred stock, the Treasury received, from participating financial institutions, warrants to purchase common stock with an aggregate market price equal to 15% of the preferred investment. Participating financial institutions were required to adopt the Treasury's standards for executive compensation and corporate governance for the period during which the Treasury holds equity issued under the TARP Capital Purchase Program. On December 24, 2008, Merchants announced that, although it had applied for and been preliminarily approved for funds through the TARP Capital Purchase Program, it would not participate in the program given the strength of its capital position.

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

In order to engage in these new financial activities a bank holding company must qualify and register with the Federal Reserve Board ("FRB") as a "financial holding company" by demonstrating that each of its bank subsidiaries is "well capitalized", "well managed," and has at least a "satisfactory" rating under the Community Reinvestment Act of 1977 ("CRA").

These new financial activities authorized by Gramm-Leach may also be engaged in by a "financial subsidiary" of a national or state bank, except for insurance or annuity underwriting, insurance company portfolio investments, real estate investment and development, and merchant banking, which must be conducted in a financial holding company. In order for the new financial activities to be engaged in by a financial subsidiary of a national or state bank, Gramm-Leach requires the parent bank (and its sister-bank affiliates) to be "well capitalized" and "well managed"; the aggregate consolidated assets of all of that bank's financial subsidiaries may not exceed the lesser of 45% of its consolidated total assets or $50 billion; the bank must have at least a "satisfactory" CRA rating; and, if that bank is one of the 100 largest national banks, it must meet certain financial rating or other comparable requirements. Gramm-Leach establishes a system of functional regulation, under which the federal banking agencies will regulate the banking activities of financial holding companies and banks' financial subsidiaries. The U.S. Securities and Exchange Commission (the "SEC") will regulate their securities activities and state insurance regulators will regulate their insurance activities. Gramm-Leach also provides new protections against the transfer and use by financial institutions of consumers' nonpublic, personal information.

Bank Holding Company Regulation

Although Merchants believes that it meets the qualifications to become a financial holding company under Gramm- Leach, it has not elected "financial holding company" status, but rather to retain its pre-Gramm-Leach bank holding company regulatory status for the present time. This means that Merchants can engage in those activities which are closely related to banking. Merchants is required by the BHCA to file an annual report and additional reports required with the FRB. The FRB also makes periodic inspections of Merchants and its subsidiaries.

The BHCA requires every bank holding company to obtain the prior approval of the FRB before it may acquire substantially all of the assets of any bank, or ownership or control of any voting shares of a bank, if, after such acquisition, it would own or control, directly or indirectly, more than five percent of the voting shares of such bank. Additionally, as a bank holding company, Merchants is prohibited from acquiring ownership or control of five percent or more of any class of voting securities of any company that is not a bank, or from engaging in activities other than banking or controlling banks except where the FRB has determined that such activities are so closely related to banking as to be a "proper incident thereto."

Dividends

Merchants Bancshares, Inc. is a legal entity separate and distinct from Merchants Bank. The revenue of Merchants (on a parent company only basis) is derived primarily from interest and dividends paid to it by its subsidiary bank. The right of Merchants, and consequently the right of shareholders of Merchants, to participate in any distribution of the assets or earnings of any subsidiary through the payment of such dividends or otherwise is necessarily subject to the prior claims of creditors of the subsidiary (including depositors, in the case of its banking subsidiary), except to the extent that certain claims of Merchants in a creditor capacity may be recognized.

The payment of dividends by Merchants is determined by its Board of Directors based on Merchants' recent earnings history, consolidated liquidity, asset quality profile and capital adequacy, as well as economic conditions and other factors, including applicable government regulations and policies and the amount of dividends payable to Merchants by its subsidiaries.

It is the policy of the FRB that banks and bank holding companies, respectively, should pay dividends only out of current earnings and only if, after paying such dividends, the bank or bank holding company would remain adequately capitalized. Federal banking regulators also have authority to prohibit banks and bank holding companies from paying dividends if they deem such payment to be an unsafe or unsound practice. In addition, it is the position of the FRB that a bank holding company is expected to act as a source of financial strength to its subsidiary banks.

Vermont law requires the approval of state bank regulatory authorities if the dividends declared by state banks exceed prescribed limits. The payment of any dividends by Merchants' subsidiaries will be determined based on a number of factors, including recent earnings history, the subsidiary's liquidity, asset quality profile and capital adequacy.

Certain Transactions by Bank Holding Companies with their Affiliates

There are various statutory restrictions on the extent to which bank holding companies and their non-bank subsidiaries may borrow, obtain credit from or otherwise engage in "covered transactions" with their insured depository institution subsidiaries. An insured depository institution (and its subsidiaries) may not lend money to, or engage in covered transactions with, its non-depository institution affiliates if the aggregate amount of covered transactions outstanding involving the bank, plus the proposed transaction exceeds the following limits: (a) in the case of any one such affiliate, the aggregate amount of covered transactions of the insured depository institution and its subsidiaries cannot exceed 10% of the capital stock and surplus of the insured depository institution; and (b) in the case of all affiliates, the aggregate amount of covered transactions of the insured depository institution and its subsidiaries cannot exceed 20% of the capital stock and surplus of the insured depository institution. For this purpose, "covered transactions" are defined by statute to include a loan or extension of credit to an affiliate, a purchase of or investment in securities issued by an affiliate, a purchase of assets from an affiliate unless exempted by the FRB, the acceptance of securities issued by an affiliate as collateral for a loan or extension of credit to any person or company, or the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate. Covered transactions are also subject to certain collateral security requirements. Covered transactions as well as other types of transactions between a bank and a bank holding company must be on market terms and not otherwise unduly favorable to the holding company or an affiliate of the holding company. Moreover, Section 106 of the BHC Act provides that, to further competition, a bank holding company and its subsidiaries are prohibited from engaging in certain tying arrangements in connection with any extension of credit, lease or sale of property of any kind, or furnishing of any service.

Regulation of the Bank

As an FDIC-insured state-chartered bank, Merchants Bank is subject to the supervision of and regulation by the Commissioner and the FDIC. This supervision and regulation is for the protection of depositors, the Deposit Insurance Fund ("DIF"), and consumers, and is not for the protection of the Company's stockholders. The prior approval of the FDIC and the Commissioner is required, among other things, for Merchants Bank to establish or relocate an additional branch office, assume deposits, or engage in any merger, consolidation, purchase or sale of all or substantially all of the assets of any bank.

Capital Adequacy and Safety and Soundness

Regulatory Capital Requirements. The FRB and the FDIC have issued substantially similar risk-based and leverage capital guidelines applicable to United States banking organizations. In addition, these regulatory agencies may from time to time require that a banking organization maintain capital above the minimum levels, whether because of its financial condition or actual or anticipated growth.

The FRB risk-based guidelines define a three-tier capital framework. Tier 1 capital includes common shareholders' equity and qualifying preferred stock, less goodwill and other adjustments. Tier 2 capital consists of preferred stock not qualifying as Tier 1 capital, mandatory convertible debt, limited amounts of subordinated debt, other qualifying term debt and the allowance for credit losses up to 1.25% of risk-weighted assets. Tier 3 capital includes subordinated debt that is unsecured, fully paid, has an original maturity of at least two years, is not redeemable before maturity without prior approval by the FRB and includes a lock-in clause precluding payment of either interest or principal if the payment would cause the issuing bank's risk-based capital ratio to fall or remain below the required minimum. The sum of Tier 1 and Tier 2 capital less investments in unconsolidated subsidiaries represents qualifying total capital. Risk-based capital ratios are calculated by dividing Tier 1 and total capital by risk-weighted assets. Assets and off-balance sheet exposures are assigned to one of four categories of risk-weights, based primarily on relative credit risk. The minimum Tier 1 risk-based capital ratio is 4% and the minimum total risk-based capital ratio is 8%. As of December 31, 2008, Merchants' Tier 1 risk-based capital ratio was 11.99% and its Total risk-based capital ratio was 13.13%.

The leverage ratio is determined by dividing Tier 1 capital by adjusted average total assets. Banking organizations must maintain a ratio of at least 5% to be classified as "well capitalized." Merchants' leverage ratio at December 31, 2008 was 7.42%.

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), among other things, identifies five capital categories for insured depository institutions (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) and requires the federal banking agencies (the "Agencies") to implement systems for "prompt corrective action" for insured depository institutions that do not meet minimum capital requirements within such categories. FDICIA imposes progressively more restrictive constraints on operations, management and capital distributions, depending on the category in which an institution is classified. Failure to meet the capital guidelines could also subject a banking institution to capital raising requirements. An "undercapitalized" bank must develop a capital restoration plan and its parent holding company must guarantee that bank's compliance with the plan. The liability of the parent holding company under any such guarantee is limited to the lesser of 5% of the bank's assets at the time it became "undercapitalized" or the amount needed to comply with the plan. Furthermore, in the event of the bankruptcy of the parent holding company, such guarantee would take priority over the parent's general unsecured creditors. In addition, FDICIA requires the Agencies to prescribe certain non-capital standards for safety and soundness relating generally to operations and management, asset quality and executive compensation, and permits regulatory action against a financial institution that does not meet such standards.

The Agencies have adopted substantially similar regulations that define the five capital categories identified by FDICIA, using the total risk-based capital, Tier 1 risk-based capital and leverage capital ratios as the relevant capital measures. Such regulations establish various degrees of corrective action to be taken when an institution is considered undercapitalized. Under the regulations, a bank generally shall be deemed to be:

•

"well capitalized" if it has a total risk based capital ratio of 10.0% or greater, has a Tier I risk based capital ratio of 6.0% or more, has a leverage ratio of 5.0% or greater and is not subject to any written agreement, order or capital directive or prompt corrective action directive;

•

"adequately capitalized" if it has a total risk based capital ratio of 8.0% or greater, a Tier I risk based capital ratio of 4.0% or more, and a leverage ratio of 4.0% or greater (3.0% under certain circumstances) and does not meet the definition of a "well capitalized bank;"

•

"undercapitalized" if it has a total risk based capital ratio that is less than 8.0%, a Tier I risk based capital ratio that is less than 4.0% or a leverage ratio that is less than 4.0% (3.0% under certain circumstances);

•

"significantly undercapitalized" if it has a total risk based capital ratio that is less than 6.0%, a Tier I risk based capital ratio that is less than 3.0% or a leverage ratio that is less than 3.0%; and

•

"critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%.

Regulators also must take into consideration (1) concentrations of credit risk; (2) interest rate risk; and (3) risks from non-traditional activities, as well as an institution's ability to manage those risks, when determining the adequacy of an institution's capital. This evaluation will be made as a part of the institution's regular safety and soundness examination. In addition, the Company, and any bank with significant trading activity, must incorporate a measure for market risk into their regulatory capital calculations. Merchants is currently considered well-capitalized under all regulatory definitions.

An institution generally must file a written capital restoration plan which meets specified requirements with an appropriate FDIC regional director within 45 days of the date that the institution receives notice or is deemed to have notice that it is undercapitalized, significantly undercapitalized or critically undercapitalized. An institution, which is required to submit a capital restoration plan, must concurrently submit a performance guaranty by each company that controls the institution. A critically undercapitalized institution generally is to be placed in conservatorship or receivership within 90 days unless the FDIC formally determines that forbearance from such action would better protect the deposit insurance fund. Immediately upon becoming undercapitalized, an institution becomes subject to the provisions of Section 38 of the Federal Deposit Insurance Act ("FDIA") that, among other things, (i) restrict payment of capital distributions and management fees, (ii) require that the FDIC monitor the condition of the institution and its efforts to restore its capital, (iii) require submission of a capital restoration plan, (iv) restrict the growth of the institution's assets and (v) require prior regulatory approval of certain expansion proposals.

The Agencies issued a final rule entitled "Risk-Based Capital Standards: Advanced Capital Adequacy Framework - Basel II" ("Basel II") which became effective on April 1, 2008 and core banks (the approximately 20 largest U.S. bank holding companies) were required to adopt a board-approved plan to implement Basel II by Oct. 1, 2008. Basel II will result in significant changes to the risk based capital standards for "core" banks subject to Basel II and other banks that elect to use such rules to calculate their risk-based capital requirements. In connection with Basel II, the Agencies published a joint notice of proposed rulemaking entitled "Risk-Based Capital Guidelines; Capital Adequacy Guidelines: Standardized Framework" on July 29, 2008 (the "Standardized Approach Proposal"). The Standardized Approach Proposal, if adopted by the Agencies, would provide all non-core banks with an optional framework, based upon the standardized approach under the international Basel II Accord, for calculating their risk-based capital requirements. Merchants does not expect to calculate its capital ratios under Basel II or in accordance with the Standardized Approach Proposal. Accordingly, Merchants is not yet in a position to determine the effect of such rules on its risk capital requirements.

Deposit Insurance. Substantially all of the deposits of Merchants Bank are insured up to applicable limits by the Deposit Insurance Fund ("DIF") of the FDIC and are subject to deposit insurance assessments to maintain the DIF. The FDIA, as amended by the Federal Deposit Insurance Reform Act, requires the FDIC to set a ratio of deposit insurance reserves to estimated insured deposits—the designated reserve ratio (the "DRR")—for a particular year within a range of 1.15% to 1.50%. For 2008, the FDIC set the DRR at 1.25%. Because of the recent downturn in economic conditions, the FDIC adopted a DRR Restoration Plan, which requires that the DRR be returned to a level of no less than 1.15% by December 31, 2015.  The FDIC utilizes a risk-based assessment system that imposes insurance premiums based upon a risk matrix that takes into account a bank's capital level and supervisory rating ("CAMELS rating"). As of January 1, 2008, the previous nine risk categories utilized in the risk matrix were condensed into four risk categories which continue to be distinguished by capital levels and supervisory ratings. In 2008, the minimum annualized assessment rate for Risk Category 1 institutions, which includes Merchants, was 5 basis points and the maximum annualized assessment rate was 7 basis points. The financial ratios method determines the assessment rates for small institutions in Risk Category 1 using a combination of weighted CAMELS component ratings and financial ratios. Commencing January 1, 2009, the FDIC assessment rates were raised 7 basis points and varied initially from 12 to 14 basis points per $100 of deposits.

In an effort to restore capitalization levels and to ensure the DIF will adequately cover projected losses from future bank failures, the FDIC, in 2009 adopted a rule to modify the way in which it differentiates for risk in the risk-based assessment system and to revise deposit insurance assessment rates. As a result of the foregoing modifications to the assessment process, further rate changes will take effect on April 1, 2009, after which initial base assessment rates will vary from 12 to 16 basis points per $100 of deposits. After the FDIC, if applicable, makes certain risk-related adjustments to specific financial institutions' total minimum and maximum base assessment rates, such rates will vary from 12 basis points to 45 basis points per $100 of insured deposits. One such adjustment is an increase of up to 10 basis points for financial institutions, other than those in the lowest risk category, that have brokered deposits that exceed 10% of their domestic deposits. Other adjustments include a decrease for long-term unsecured debt, including most senior and subordinated debt, and an increase for secured liabilities above a threshold amount. In addition, the FDIC expects to impose a one-time special assessment, applicable to all insured depository institutions, on June 30, 2009 (which would be collected on September 30, 2009) that is currently expected to be 10 basis points per $100 of deposits. The FDIC has discretion to impose additional assessments thereafter. In 2008, the level of FDIC deposit insurance coverage was temporarily increased from $100,000 to $250,000 per depositor through December 31, 2009. The foregoing temporary increase in FDIC insurance coverage may be extended or modified. Merchants cannot provide any assurance as to the amount of any proposed increase in its deposit insurance premium rate, should such an increase occur, as such changes are dependent upon a variety of factors, some of which are beyond Merchants' control.

Merchants estimates that it's cost during 2009 related to the special assessment at the 10 basis point level will be between $900 thousand and $1.0 million.  This special assessment is in addition to the regular premium expense, which is currently projected to be approximately $1.3 million for 2009.

FDIC insurance expense totaled $355 thousand and $101 thousand in 2008 and 2007, respectively. FDIC insurance expense includes deposit insurance assessments and Financing Corporation ("FICO") assessments related to outstanding FICO bonds. The FICO is a mixed-ownership government corporation established by the Competitive Equality Banking Act of 1987 whose sole purpose was to function as a financing vehicle for the now defunct Federal Savings & Loan Insurance Corporation. Under the Federal Deposit Insurance Reform Act of 2005, which became law in 2006, Merchants Bank received a one-time assessment credit of $693 thousand to be applied against future deposit insurance assessments, subject to certain limitations. This credit was utilized to offset $416 thousand of deposit insurance assessments during 2007 and $277 thousand of assessments during 2008. The assessment credits were used for assessments through September 30, 2008.

Under the FDIA, the FDIC may terminate deposit insurance upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

Safety and Soundness Standards. The FDIA requires the federal bank regulatory agencies to prescribe standards, by regulations or guidelines, relating to internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, earnings, stock valuation and compensation, fees and benefits, and such other operational and managerial standards as the agencies deem appropriate. Guidelines adopted by the federal bank regulatory agencies establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risk and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal stockholder. In addition, the agencies adopted regulations that authorize, but do not require, an agency to order an institution that has been given notice by an agency that it is not satisfying any of such safety and soundness standards to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an acceptable compliance plan, the agency must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized institution is subject under the "prompt corrective action" provisions of FDIA. See "Regulatory Capital Requirements" above. If an institution fails to comply with such an order, the agency may seek to enforce such order in judicial proceedings and to impose civil money penalties.

Temporary Liquidity Guarantee Program. On November 21, 2008, the Board of Directors of the FDIC adopted a final rule relating to the Temporary Liquidity Guarantee Program ("TLGP"). The TLGP was announced by the FDIC on October 14, 2008, preceded by the determination of systemic risk by the Secretary of the Department of Treasury (after consultation with the President), as an initiative to counter the system-wide crisis in the nation's financial sector. Under the TLGP, for participating institutions, the FDIC (i) guarantees, through the earlier of maturity or June 30, 2012, certain newly issued senior unsecured debt issued by such institutions on or after October 14, 2008, and before June 30, 2009 and (ii) provides full FDIC deposit insurance coverage for non-interest bearing transaction deposit accounts, Negotiable Order of Withdrawal ("NOW") accounts paying less than 0.5% interest per annum and Interest on Lawyers Trust Accounts held at participating FDIC- insured institutions through December 31, 2009. Coverage under the TLGP was available for the first 30 days without charge. The fee assessment for coverage of senior unsecured debt ranges from 50 basis points to 100 basis points per annum, depending on the initial maturity of the debt. The fee assessment for deposit insurance coverage is 10 basis points per quarter on amounts in covered accounts exceeding $250,000. Although Merchants has no senior unsecured debt and has no plans to issue senior unsecured debt, management determined that it would be prudent to preserve future flexibility by participating in the senior debt guarantee program as well as the transaction account guarantee program. On December 5, 2008, Merchants elected to participate in both guarantee programs.

Depositor Preference. The FDIA provides that, in the event of the "liquidation or other resolution" of an insured depository institution, the claims of depositors of the institution, including the claims of the FDIC as subrogee of insured depositors, and certain claims for administrative expenses of the FDIC as a receiver, will have priority over other general unsecured claims against the institution. If an insured depository institution fails, insured and uninsured depositors, along with the FDIC, will have priority in payment ahead of unsecured, non-deposit creditors, including depositors whose deposits are payable only outside of the United States and the parent bank holding company, with respect to any extensions of credit they have made to such insured depository institution.

Community Reinvestment Act

Pursuant to the CRA and similar provisions of Vermont law, regulatory authorities review the performance of Merchants in meeting the credit needs of the communities it serves. The applicable regulatory authorities consider compliance with this law in connection with the applications for, among other things, approval for de novo branches, branch relocations and acquisitions of banks and bank holding companies. Merchants received a "satisfactory" rating at its 2008 CRA examination dated October 4, 2008.

Failure of an institution to receive at least a "Satisfactory" rating could inhibit such institution or its holding company from undertaking certain activities, including engaging in activities newly permitted as a financial holding company under Gramm-Leach, and acquisitions of other financial institutions. The FRB must take into account the record of performance of banks in meeting the credit needs of the entire community served, including low- and moderate-income neighborhoods. Current CRA regulations for large banks primarily rely on objective criteria of the performance of institutions under three key assessment tests: a lending test, a service test and an investment test. For smaller banks, current CRA regulations primarily evaluate the performance of institutions under two key assessment tests: a lending test and a community development test. Merchants is committed to meeting the existing or anticipated credit needs of its entire community, including low- and moderate-income neighborhoods, consistent with safe and sound banking operations.

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

USA Patriot Act

Under Title III of the USA Patriot Act, also known as the "International Money Laundering Abatement and Anti-Terrorism Financing Act of 2001," all financial institutions are required in general to identify their customers, adopt formal and comprehensive anti-money laundering programs, scrutinize or prohibit altogether certain transactions of special concern, and be prepared to respond to inquiries from U.S. law enforcement agencies concerning their customers and their transactions. Additional information-sharing among financial institutions, regulators, and law enforcement authorities is encouraged by the presence of an exemption from the privacy provisions of Gramm-Leach for financial institutions that comply with this provision and the authorization of the Secretary of the Treasury to adopt rules to further encourage cooperation and information-sharing. The effectiveness of a financial institution in combating money laundering activities is a factor to be considered in any application submitted by the financial institution under the Bank Merger Act and Bank Holding Company Act. Management believes that Merchants is in compliance with all requirements prescribed by the USA Patriot Act and all applicable final implementing regulations.

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

Conservatorship and Receivership Amendments

FDICIA authorizes the FDIC to appoint itself conservator or receiver for a state-chartered bank under certain circumstances and expands the grounds for appointment of a conservator or receiver for an insured depository institution to include:

•

consent to such action by the board of directors of the institution;

•

cessation of the institution's status as an insured depository institution;

•

the institution is undercapitalized and has no reasonable prospect of becoming adequately capitalized, or fails to become adequately capitalized when required to do so, or fails to timely submit an acceptable capital plan, or materially fails to implement an acceptable capital plan; and

•

the institution is critically undercapitalized or otherwise has substantially insufficient capital.

FDICIA provides that an institution's directors shall not be liable to its stockholders or creditors for acquiescing in or consenting to the appointment of the FDIC as receiver or conservator for, or as a supervisor in the acquisition of, the institution.

Real Estate Lending Standards

FDICIA requires the federal bank regulatory agencies to adopt uniform real estate lending standards. The FDIC has adopted regulations, which establish supervisory limitations on Loan-to-Value ("LTV") ratios in real estate loans by FDIC-insured banks, including national banks. The regulations require banks to establish LTV ratio limitations within or below the prescribed uniform range of supervisory limits.

Standards for Safety and Soundness

Pursuant to FDICIA, the federal bank regulatory agencies have prescribed, by regulation, standards and guidelines for all insured depository institutions and depository institution holding companies relating to:

•

internal controls, information systems and internal audit systems; cessation of the institution's status as an insured depository institution;

•

loan documentation;

•

credit underwriting;

•

interest rate risk exposure; asset growth; and

•

compensation, fees and benefits.

The compensation standards prohibit employment contracts, compensation or benefit arrangements, stock option plans, fee arrangements or other compensatory arrangements that would provide "excessive" compensation, fees or benefits, or that could lead to material financial loss. In addition, the federal bank regulatory agencies are required by FDICIA to prescribe standards specifying; (a) maximum classified assets to capital ratios; (b) minimum earnings sufficient to absorb losses without impairing capital; and (c) to the extent feasible, a minimum ratio of market value to book value for publicly-traded shares of depository institutions and depository institution holding companies.

Activities and Investments of Insured State Banks

FDICIA provides that FDIC-insured state banks such as Merchants may not engage as a principal, directly or through a subsidiary, in any activity that is not permissible for a national bank, unless the FDIC determines that the activity does not pose a significant risk to the insurance fund, and the bank is in compliance with its applicable capital standards. In addition, an insured state bank may not acquire or retain, directly or through a subsidiary, any equity investment of a type, or in an amount, that is not permissible for a national bank, unless such investments meet certain grandfather requirements.

Gramm-Leach includes a section of the FDIA governing subsidiaries of state banks that engage in "activities as principal that would only be permissible" for a national bank to conduct in a financial subsidiary. This provision permits state banks, to the extent permitted under state law, to engage in certain new activities, which are permissible for subsidiaries of a financial holding company. See "Supervision and Regulation - Regulation of the Company." Further, it expressly preserves the ability of a state bank to retain all existing subsidiaries. Because the applicable Vermont statute explicitly permits banks chartered by the state to engage in all activities permissible for national banks, Merchants will be permitted to form subsidiaries to engage in the activities authorized by Gramm-Leach. In order to form a financial subsidiary, a state bank must be well-capitalized, and the state bank would be subject to certain capital deduction, risk management and affiliate transaction rules, which are applicable to national banks.

Consumer Protection Provisions

FDICIA also includes provisions requiring advance notice to regulators and customers for any proposed branch closing and authorizing (subject to future appropriation of the necessary funds) reduced insurance assessments for institutions offering "lifeline" banking accounts or engaged in lending in distressed communities. FDICIA also includes provisions requiring depository institutions to make additional and uniform disclosures to depositors with respect to the rates of interest, fees and other terms applicable to consumer deposit accounts.

Customer Information Security

The FDIC and other bank regulatory agencies have adopted guidelines for establishing standards for safeguarding nonpublic personal information about customers that implement provisions of Gramm-Leach, which establishes a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the BHCA framework. Specifically, the Information Security Guidelines established by Gramm-Leach require each financial institution, under the supervision and ongoing oversight of its board of directors or an appropriate committee of the board, to develop, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information, to protect against anticipated threats or hazards to the security or integrity of such information; and to protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer. The federal banking regulators have issued guidance for banks on response programs for unauthorized access to customer information. This guidance, among other things, requires notice to be sent to customers whose "sensitive information" has been compromised if unauthorized use of this information is "reasonably possible." Most states have enacted legislation concerning breaches of data security and Congress continues to consider federal legislation that would require that notice be sent to consumers of a data security breach.

Privacy

Gramm-Leach requires financial institutions to implement policies and procedures regarding the disclosure of nonpublic personal information about consumers to nonaffiliated third parties. In general, the statute requires financial institutions to explain to consumers their policies and procedures regarding the disclosure of such nonpublic personal information, and, unless otherwise required or permitted by law, financial institutions are prohibited from disclosing such information except as provided in their policies and procedures.

Regulatory Enforcement Authority

The enforcement powers available to the Agencies include, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to initiate injunctive actions against banking organizations and institution-affiliated parties, as defined. In general, these enforcement actions may be initiated for violations of law and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with regulatory authorities. Under certain circumstances, federal and state law requires public disclosure and reports of certain criminal offenses and also final enforcement actions by the Agencies.

Identity Theft Red Flags

The Agencies jointly issued final rules and guidelines in 2007 implementing Section 114 ("Section 114") of the Fair and Accurate Credit Transactions Act of 2003 ("FACT Act") and final rules implementing section 315 of the FACT Act ("Section 315"). Section 114 requires Merchants to develop and implement a written Identity Theft Prevention Program (the "Program") to detect, prevent, and mitigate identity theft in connection with the opening of certain accounts or certain existing accounts. Section 114 also requires credit and debit card issuers, such as Merchants, to assess the validity of notifications of changes of address under certain circumstances. The Agencies issued joint rules under Section 315 that provide guidance regarding reasonable policies and procedures that a user of consumer reports, such as Merchants, must employ when a consumer reporting agency sends the user a notice of address discrepancy. These final rules and guidelines became effective January 1, 2008 and Merchants had to begin complying with the rules by November 1, 2008.

Fair Credit Reporting Affiliate Marketing Regulations

In 2007, the Agencies published final rules to implement the affiliate marketing provisions in Section 214 of the FACT Act, which amends the Fair Credit Reporting Act. The final rules generally prohibit a person from using information received from an affiliate to make a solicitation for marketing purposes to a consumer, unless the consumer is given notice and a reasonable opportunity and a reasonable and simple method to opt out of the making of such solicitations. These rules became effective on January 1, 2008 and Merchants had to begin complying with the rules by October 1, 2008.

Federal Home Loan Bank System

The Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank ("FHLB") provides a central credit facility primarily for member institutions. Member institutions are required to acquire and hold shares of capital stock in the FHLB in an amount at least equal to the sum of 0.35% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year and 4.5% of its advances (borrowings) from the FHLB. The Bank was in compliance with this requirement with an investment in FHLB stock at December 31, 2008 of $8.52 million. At December 31, 2008, the Bank had approximately $146.64 million in FHLB advances.

On January 28, 2009, the Federal Home Loan Bank of Boston ("FHLBB") notified its members via a letter from its president of its focus on preserving capital in response to ongoing market volatility. The letter outlined that actions taken by the FHLBB included an excess stock repurchase moratorium, an increased retained earnings target, and quarterly dividend payout restrictions. On February 26, 2009 the FHLBB announced a 2008 loss and suspended its quarterly dividend indefinitely. During 2008 Merchants recorded $228 thousand in dividends from the FHLBB.

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

ITEM 1A - RISK FACTORS

•

Recent market volatility may impact Merchants' business and the value of our common stock. Current levels of market volatility are unprecedented. The capital and credit markets have been experiencing volatility and disruption for more than twelve months. In recent months, the volatility and disruption has reached unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers' underlying financial strength. If current levels of market disruption and volatility continue or worsen, there can be no assurance that Merchants will not experience an adverse effect, which may be material, on its ability to access capital and on its business, financial condition and results of operations. Although the Vermont market has lagged behind the national economic downturn, difficult market conditions have adversely affected the industry in which Merchants operates. Outside of Vermont, dramatic declines in the housing market over the past year, with falling home prices and increasing foreclosures, unemployment and underemployment, have negatively impacted the credit performance of mortgage loans and resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities as well as major commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other derivative and cash securities, in turn, have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. The resulting economic pressure on consumers and lack of confidence in the financial markets may adversely affect Merchants' business, financial condition and results of operations. Merchants does not expect that the difficult conditions in the financial markets are likely to improve in the near future. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on Merchants and others in the financial institution industry. Merchants may face the following risks in connection with these events: (1) Merchants may experience increased regulation of its industry, compliance with such regulation may increase its costs and limit its ability to pursue business opportunities; (2) Market developments may affect customer confidence levels and may cause increases in delinquencies and default rates, which Merchants expects could impact its charge-offs and provision for loan losses; (3) Merchants' ability to borrow from other financial institutions or to access the debt or equity capital markets on favorable terms or at all could be adversely affected by further disruptions in the capital markets or other events, including actions by rating agencies and deteriorating investor expectations; and, (4) competition in the industry could intensify as a result of the increasing consolidation of financial services companies in connection with current market conditions.

•

The banking business is highly regulated, and Merchants may be adversely affected by changes in law and regulation. Merchants, primarily through Merchants Bank, is subject to extensive government regulation and supervision. Banking regulations are primarily intended to protect depositors' funds, federal deposit insurance funds and the banking system as a whole; not shareholders. These regulations affect Merchants' lending practices, capital structure, investment practices, dividend policy and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect Merchants in substantial and unpredictable ways. Such changes could subject Merchants to additional costs, limit the types of financial services and products Merchants may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on Merchants' business, financial condition and results of operations. While Merchants has policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur. See the section captioned "Regulation and Supervision" in Item 1 of this report for further information.

•

There can be no assurance that recent government action will help stabilize the U.S. financial system and will not have unintended adverse consequences on Merchants. The adoption of EESA, and the accompanying establishment of the TARP, as well as the TLGP may not be effective in stabilizing the financial markets. There can be no assurance as to what impact this legislation will have on the financial markets, including the extreme levels of volatility currently being experienced. The failure of the U.S. government to execute this program expeditiously could have a material adverse effect on the financial markets, which in turn could materially and adversely affect Merchants' business, financial condition and results of operations. The programs established or to be established under the EESA, TARP and TLGP may have adverse effects upon Merchants. Merchants may face increased regulation of its industry, compliance with which may increase Merchants' costs and limit its ability to pursue business opportunities. Also, participation in specific programs may subject Merchants to additional restrictions. Merchants is not participating in the TARP and is participating in the TLGP. The effects of participating or not participating in any such programs cannot reliably be determined at this time.

•

If Merchants' allowance for loan losses is not adequate to cover actual loan losses, its earnings could decrease. Recent declines in housing activity including declines in building permits, housing starts and home prices may make it more difficult for our borrowers to sell their homes or refinance their debt. Sales may also slow, which could strain the resources of real estate developers and builders. The current economic uncertainty will more than likely affect employment levels and could impact the ability of Merchants' borrowers to service their debt. Bank regulatory agencies also periodically review Merchants' allowance for credit losses and may require an increase in the provision for credit losses or the recognition of further loan charge-offs, based on judgments different than those of management. In addition, if charge-offs in future periods exceed the allowance for credit losses, Merchants will need additional provisions to increase the allowance for credit losses. Any increases in the allowance for credit losses will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on Merchants' financial condition and results of operations. Merchants may suffer higher loan losses as a result of these factors and the resulting impact on its borrowers.

•

If market conditions worsen, the fair value of Merchants' investment portfolio could be adversely affected and, in such case, certain unrealized losses could be designated as other than temporary in future periods which could result in a material charge to earnings and an adverse impact on Merchants' capital ratios. All securities in Merchants' investment portfolio were either Agency guaranteed or rated AAA or higher at December 31, 2008, with the exception of one security that had been downgraded. Merchants wrote this security down to its estimated fair value during the fourth quarter of 2008 and recorded a pre-tax other than temporary impairment charge of $369 thousand. Merchants, with the help of its investment advisor, has performed extensive analysis and stress testing on the non-agency portion of its investment portfolio. Merchants is closely tracking the performance of the underlying collateral on this portion of the portfolio.

•

Merchants experiences strong competition within its markets, which may impact its profitability. Merchants' success is dependent, notwithstanding the state's perceived limited potential for growth, upon general economic conditions both globally and in Vermont and Vermont's ability to attract, retain and grow new business. Merchants faces substantial competition in all areas of its operations from a variety of different competitors, many of which are larger and may have more financial resources. Such competitors primarily include national, regional, and community banks within the various markets in which Merchants operates. Merchants also faces competition from many other types of financial institutions, including, without limitation, savings and loans, credit unions, finance companies, brokerage firms, insurance companies, factoring companies and other financial intermediaries. The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Banks, securities firms and insurance companies can merge under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, securities, underwriting, insurance (both agency and underwriting) and merchant banking. Also, technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Many competitors have fewer regulatory constraints and may have lower cost structures. Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services than Merchants, as well as better pricing for those products and services.

•

Interest rate volatility may reduce Merchants' profitability. Merchants' consolidated earnings and financial condition are dependent to a large degree upon net interest income, which is the difference between interest earned from loans and investments and interest paid on deposits and borrowings. The narrowing of interest rate spreads could adversely affect Merchants' earnings and financial condition. Merchants cannot predict with certainty or control changes in interest rates. Regional and local economic conditions and the policies of regulatory authorities, including monetary policies of the Federal Reserve Board, affect interest income and interest expense. While Merchants has ongoing policies and procedures designed to manage the risks associated with changes in market interest rates, changes in interest rates still may have an adverse effect on Merchants' profitability. For example, high interest rates could also affect the amount of loans that Merchants can originate, because higher rates could cause customers to apply for fewer mortgages, or cause depositors to shift funds from accounts that have a comparatively lower cost, to accounts with a higher cost or experience customer attrition due to competitor pricing. If the cost of interest-bearing deposits increases at a rate greater than the yields on interest-earning assets increase, net interest income will be negatively affected. Changes in the asset and liability mix may also affect net interest income. Similarly, lower interest rates cause higher yielding assets to prepay and floating or adjustable rate assets to reset to lower rates. If Merchants is not able to reduce its funding costs sufficiently, due to either competitive factors or the maturity schedule of existing liabilities, then Merchants' net interest margin will decline.

•

Merchants' commercial, commercial real estate and construction loan portfolio may expose it to increased credit risks. At December 31, 2008, approximately 52% of Merchants' loan portfolio was comprised of commercial, commercial real estate, and construction loans with some relationships exceeding ten million dollars, exposing Merchants to the risks inherent in financings based upon analyses of credit risk, the value of underlying collateral, including real estate, and other more intangible factors, which are considered in making commercial loans. In general, commercial and commercial real estate loans generate higher returns, but also pose greater credit risks, than owner occupied residential mortgage loans. The repayment of commercial real estate loans depends on the business and financial condition of borrowers, and a number of Merchants' borrowers have more than one commercial real estate loan outstanding with Merchants. Further, these loans are concentrated primarily in Vermont. Economic events and changes in government regulations, which we and our borrowers cannot control or reliably predict, could have an adverse impact on the cash flows generated by properties securing our commercial real estate loans and on the values of the properties securing those loans. Repayment of commercial loan depends substantially on the borrowers' underlying business, financial condition and cash flows. Commercial loans are generally collateralized by equipment, leases, inventory, accounts receivable and other fixed assets. Compared to real estate, that type of collateral is more difficult to monitor, its value is harder to ascertain, it may depreciate more rapidly and it may not be as readily saleable if repossessed.

•

Merchants' loans are concentrated in Vermont, and adverse conditions in those markets could adversely affect Merchants' operations. If real estate values in Merchants' market decline or become stagnant, business could be adversely affected. At December 31, 2008, approximately 84% of Merchants' loan portfolio was comprised of residential real estate and commercial real estate and construction loans, exposing Merchants to the risks inherent in financings based upon analyses of credit risk and the value of underlying collateral. Real estate prices in some parts of the country have recently become stagnant or declined and there has been a significant decline in real estate construction and housing starts. These trends could ultimately impact the value and liquidity of the real estate or other collateral securing Merchants' loans. Merchants' profitability may be negatively impacted by errors in risk analyses, by loan defaults, and the ability of certain borrowers to repay such loans may be adversely affected by any downturn in general economic conditions.

•

Merchants must adapt to information technology changes in the financial services industry, which could present operational issues, require significant capital spending, or impact Merchants' reputation. The financial services industry is constantly undergoing technological changes, with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and reduce costs. Our future success will depend, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience, as well as to create additional efficiencies in our operations. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers.

•

Risk of theft of customer information resulting from security breaches by third parties exposes Merchants to reputation risk and potential monetary loss. Merchants has exposure to fraudulent use of its customers' personal information resulting from its general business operations and through customer use of financial instruments such as debit cards. While Merchants has policies and procedures designed to prevent or limit the effect of this risk, there can be no assurance that any such security breaches will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any security breaches could damage Merchants' reputation, result in a loss of customer business, subject Merchants to additional regulatory scrutiny, or expose Merchants to civil litigation and possible financial liability, any of which could have a material adverse effect on Merchants' financial condition and results of operations.

•

Merchants evaluates acquisition and other expansion opportunities and strategies, the implementation of which could affect Merchants' financial performance. To the extent that Merchants acquires other companies in the future, Merchants' business may be negatively impacted by certain risks inherent with such acquisitions. These risks include the following:

o

the risk that the acquired business will not perform in accordance with management's expectations;

o

the risk that difficulties will arise in connection with the integration of the operations of the acquired business with the operations of our businesses;

o

the risk that management will divert its attention from other aspects of Merchants' business;

o

the risk that Merchants may lose key employees of the combined business; and

o

the risks associated with entering into geographic and product markets in which Merchants has limited or no direct prior experience.

•

The recent increase in FDIC deposit insurance premiums will increase Merchants' non-interest expense. On December 16, 2008, the FDIC adopted a final rule, which took effect on January 1, 2009, increasing the deposit insurance assessment rate by seven cents per $100 of deposits. On February 27, 2009, the FDIC adopted another final rule, to take effect on April 1, 2009, that, among other things, changes the way that the FDIC's assessment system differentiates for risk and makes corresponding changes to assessment rates beginning with the second quarter of 2009. As a result, Merchants' base assessment rate will increase again on April 1, 2009. In addition, the FDIC expects to impose a one-time special assessment on June 30, 2009 (which would be collected on September 30, 2009) that is currently expected to be 10 cents per $100 of deposits. Merchants estimates its one-time assessment to be between $900 thousand and $1 million. The increase in Merchants' deposit insurance premiums will result in an increase in non-interest expense.

These factors, as well as general economic and market conditions in the United States of America, fears of a global recession, and continued market turmoil and credit issues, may materially and adversely affect the market price of shares of Merchants' common stock. Because of these and other factors, past financial performance should not be considered an indicator of future performance. The forward-looking statements contained herein represent Merchants' judgment as of the date of this Form 10-K, and Merchants undertakes no duty to update these forward-looking statements. Merchants cautions readers not to place undue reliance on such statements.

ITEM 1B - UNRESOLVED STAFF COMMENTS

Merchants has no unresolved comments from the SEC staff.

ITEM 2 - PROPERTIES

As of December 31, 2008, Merchants operated 34 full-service banking offices, and 42 ATMs throughout the state of Vermont. Merchants' headquarters are located in Merchants' service center at 275 Kennedy Drive, South Burlington, Vermont, which also houses Merchants' operations and administrative offices and Merchants Trust Company.

Merchants leases certain premises from third parties, including its headquarters, under current market terms and conditions. The offices of all subsidiaries are in good physical condition with modern equipment and facilities considered adequate to meet the banking needs of customers in the communities served. Additional information relating to Merchants' properties is set forth in Note 4 to the consolidated financial statements included in Item 8 of this 2008 Annual Report on Form 10-K.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of calendar year 2008 no matters were submitted to a vote of Merchants' security holders through a solicitation of proxies or otherwise.

PART II

ITEM 5 -

MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common stock of Merchants is traded on the NASDAQ National Stock Market under the trading symbol MBVT. Quarterly stock prices and dividends per share paid for each quarterly period during the last two years were as follows:

			Dividends
Quarter Ended	High	Low	Paid
December 31, 2008	$24.45	$17.00	$0.28
September 30, 2008	24.25	18.00	0.28
June 30, 2008	24.12	22.22	0.28
March 31, 2008	24.49	21.50	0.28
December 31, 2007	24.00	20.82	0.28
September 30, 2007	24.55	22.59	0.28
June 30, 2007	24.40	22.10	0.28
March 31, 2007	23.95	22.16	0.28

High and low stock prices are based upon quotations as provided by the National Association of Securities Dealers, Inc. Prices of transactions between private parties may vary from the ranges quoted above.

Performance Graph

The line-graph presentation below compares cumulative five-year shareholder returns with the NASDAQ Banks and the Russell 2000 Index. The comparison assumes the investment, on 12/31/2003, of $100 in Merchants' common stock and each of the foregoing indices and reinvestment of all dividends.

			Period Ending
Index	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
Merchants Bancshares, Inc.	100.00	114.99	99.22	99.12	106.68	89.74
NASDAQ Banks	100.00	110.99	106.18	117.87	91.85	69.88
Russell 2000 Index	100.00	118.33	123.72	146.44	144.15	95.44

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

Securities Authorized for Issuance under Equity Compensation Plans

Merchants maintains equity compensation plans: the 2008 Deferred Compensation Plan for Non-Employee Directors and Trustees (the "deferred compensation plan") and the Long Term Incentive/Stock Option Plan (the "stock option plan"). Each of these plans has been approved by Merchants' stockholders. The following table includes information as of December 31, 2008 about these plans which provide for the issuance of common stock in connection with the exercise of stock options and other share-based awards.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Equity Compensation Plans Approved by Security Holders	100,506(a)	$20.14 (b)	516,827
Equity Compensation Plans Not Approved by Security Holders	--	--	--
Total	100,506	$20.14	516,827

(a)

This number does not include an aggregate of 323,754 shares then outstanding under the deferred compensation plan.

(b)

This price reflects the weighted-average exercise price of outstanding stock options.

Purchases of Issuer Equity Securities by the Issuer

The following table provides information with respect to purchases Merchants made of its common stock during the three months ended December 31, 2008:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - 31, 2008	--	--		56,525
November 1- 30, 2008	--	--		56,525
December 1 - 31, 2008	258	$20.91	--	56,525
Total	258	$20.91

In January 2007, Merchants' Board of Directors (the "Board") approved a stock repurchase program, pursuant to which Merchants may repurchase 200,000 shares of its stock from time to time through January 2008. The Board extended the program through January 2010 at its January 2009 meeting. Through December 31, 2008, Merchants purchased 143,475 shares of its common stock on the open market under the program at an average per share price of $22.94. Through December 31, 2008, Merchants purchased 258 shares of its own stock outside of the program with certain shareholders at an average per share price of $20.91.

As of March 9, 2009, Merchants had 866 registered shareholders. Merchants declared and distributed dividends totaling $1.12 per share during 2008. In January 2009, Merchants declared a dividend of $0.28 per share, which was paid on February 19, 2009, to shareholders of record as of February 5, 2009. Future dividends will depend upon the financial condition and earnings of Merchants and its subsidiaries, its need for funds and other factors, including applicable government regulations.

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

The following information should be analyzed in conjunction with Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations and with the audited consolidated financial statements included in Item 8 of this 2008 Annual Report on Form 10-K.

Merchants Bancshares, Inc.
Five Year Summary of Financial Data

	At or For the Years Ended December 31,
(In thousands except share and per share data)	2008	2007	2006	2005	2004
Results for the Year
Interest and Dividend Income	$68,582	$64,599	$61,997	$53,809	$47,432
Interest Expense	24,929	26,386	23,289	13,874	7,876
Net Interest Income	43,653	38,213	38,708	39,935	39,556
Provision for Loan Losses	1,525	1,150	--	--	--
Net Interest Income after Provision for Loan Losses	42,128	37,063	38,708	39,935	39,556
Noninterest Income	8,658	9,344	8,188	7,800	7,623
Noninterest Expense	35,101	32,288	32,724	32,082	31,175
Income before Income Taxes	15,685	14,119	14,172	15,653	16,004
Provision for Income Taxes	3,768	3,261	3,301	3,751	4,071
Net Income	$11,917	$10,858	$10,871	$11,902	$11,933

Share Data
Basic Earnings per Common Share	$1.96	$1.77	$1.73	$1.88	$1.91
Diluted Earnings per Common Share	$1.96	$1.76	$1.73	$1.87	$1.90
Cash Dividends Declared per Common Share	$1.12	$1.12	$1.12	$1.08	$5.58
Weighted Average Common Shares Outstanding (1)	6,069,653	6,148,494	6,275,709	6,318,524	6,225,417
Period End Common Shares Outstanding (2)	6,061,182	6,096,737	6,196,328	6,290,889	6,243,710
Year-end Book Value	$13.89	$13.05	$11.87	$11.11	$10.91
Year-end Book Value (2)	$13.15	$12.35	$11.25	$10.55	$10.44

Key Performance Ratios
Return on Average Shareholders' Equity	15.83%	15.37%	16.24%	18.26%	13.81%
Return on Average Assets	0.93%	0.96%	0.98%	1.13%	1.17%
Tier 1 Leverage Ratio	7.42%	8.14%	8.24%	8.54%	8.09%
Allowance for Loan Loss to Total Loans at Year-end (3)	1.05%	1.09%	1.00%	1.17%	1.29%
Nonperforming Loans as a Percentage of Total Loans	1.37%	1.26%	0.39%	0.39%	0.57%
Net Interest Margin	3.58%	3.56%	3.69%	4.03%	4.15%

Average Balances
Total Assets	$1,277,242	$1,131,588	$1,110,701	$1,053,861	$1,016,618
Earning Assets	1,220,393	1,075,367	1,050,123	990,495	954,428
Gross Loans	781,645	713,119	648,713	589,408	581,259
Investments (4)	428,198	325,860	394,611	400,268	372,005
Total Deposits	923,863	873,674	857,022	843,952	822,828
Shareholders' Equity	75,303	70,661	66,959	65,179	86,396

At Year-End
Total Assets	$1,341,210	$1,170,743	$1,136,958	$1,075,236	$1,032,405
Gross Loans	847,127	731,508	689,283	605,926	584,332
Allowance for Loan Losses (3)	8,894	8,002	6,911	7,083	7,512
Investments (4)	440,132	370,704	345,059	399,356	384,094
Total Deposits	930,797	867,437	877,352	854,576	834,164
Shareholders' Equity	79,697	75,307	69,697	66,397	65,184

(footnotes on following page)

(1)

Weighted average common shares outstanding includes an average of 315,130; 319,357; 313,079; 309,268; and 261,275 shares held in Rabbi Trusts for deferred compensation plans for directors for 2008, 2007, 2006, 2005, and 2004, respectively.

(2)

Period end common shares outstanding and this book value includes 323,754; 325,789; 323,038; 314,602; and 270,015 shares held in Rabbi Trusts for deferred compensation plans for directors for 2008, 2007, 2006, 2005, and 2004, respectively.

(3)

Effective March 31, 2006 Merchants transferred the portion of the allowance for loan losses related to undisbursed lines of credit to other liabilities.

(4)

Includes Federal Home Loan Bank stock.

___________________________

Merchants Bancshares, Inc.
Summary of Quarterly Financial Information
(Unaudited)

(In thousands except per share data)	2008					2007
	Q4	Q3	Q2	Q1	Year	Q4	Q3	Q2	Q1	Year
Interest and Dividend Income	$ 17,574	$ 17,617	$ 16,942	$ 16,449	$ 68,582	$ 16,564	$ 15,984	$ 15,991	$ 16,060	$ 64,599
Interest Expense	5,475	6,191	6,452	6,811	24,929	6,936	6,482	6,423	6,545	26,386
Net Interest Income	12,099	11,426	10,490	9,638	43,653	9,628	9,502	9,568	9,515	38,213
Provision for Loan Losses	600	575	50	300	1,525	300	700	150	--	1,150
Noninterest Income	1,824	2,286	2,305	2,243	8,658	2,629	2,324	2,340	2,051	9,344
Noninterest Expense	9,244	8,783	8,950	8,124	35,101	8,148	7,719	8,241	8,180	32,288
Income before Income Taxes	4,079	4,354	3,795	3,457	15,685	3,809	3,407	3,517	3,386	14,119
Provision for Income Taxes	1,015	1,042	911	800	3,768	893	778	821	769	3,261
Net Income	$ 3,064	$3,312	$ 2,884	$ 2,657	$ 11,917	$ 2,916	$ 2,629	$ 2,696	$ 2,617	$ 10,858
Basic Earnings Per Share	$ 0.51	$ 0.55	$ 0.48	$ 0.44	$ 1.96	$ 0.48	$ 0.43	$ 0.44	$ 0.42	$ 1.77
Diluted Earnings Per Share	0.51	0.55	0.47	0.44	1.96	0.48	0.43	0.44	0.42	1.76
Cash Dividends Declared and Paid Per Share	$ 0.28	$ 0.28	$ 0.28	$ 0.28	$ 1.12	$ 0.28	$ 0.28	$ 0.28	$ 0.28	$ 1.12

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

Income Taxes: Merchants estimates its income taxes for each period for which a statement of income is presented. This involves estimating Merchants' actual current tax exposure, as well as assessing temporary differences resulting from differing timing of recognition of expenses, income and tax credits, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in Merchants consolidated balance sheets. Merchants must also assess the likelihood that any deferred tax assets will be recovered from future taxable income and, to the extent that recovery is not likely, a valuation allowance must be established. Significant management judgment is required in determining income tax expense, and deferred tax assets and liabilities. As of December 31, 2008 Merchants determined that no valuation allowance for deferred tax assets was necessary.

Valuation of Investment Securities: Management evaluates securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) Merchants’ intent and ability to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. The consideration of the above factors are subjective and involve estimates and assumptions about matters that are inherently uncertain. Should actual factors and conditions differ materially from those used by management, the actual realization of gains or losses on investment securities could differ materially from the amounts recorded in the financial statements.

GENERAL

The following discussion and analysis of financial condition and results of operations of Merchants and its subsidiaries for the three years ended December 31, 2008 should be read in conjunction with the Consolidated Financial Statements and Notes thereto and selected statistical information appearing elsewhere in this Form 10-K. The information about asset yields, interest rate spreads and net interest margins is discussed on a fully taxable equivalent basis. The financial condition and results of operations of Merchants essentially reflect the operations of its principal subsidiary, Merchants Bank. Certain statements contained in this section constitute "Forward-Looking Statements" and are subject to certain risks and uncertainties described in this 10-K under the heading "Forward-Looking Statements" and "Risk Factors".

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

On October 3, 2008, the EESA was signed into law. The EESA authorizes the U.S. Treasury to purchase up to $700 billion of mortgages, mortgage-backed securities, and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets, among other things. EESA also immediately increases the FDIC deposit insurance limit from $100,000 to $250,000 through December 31, 2009.

On October 14, 2008, the U.S. Treasury announced that it will purchase equity stakes in a wide variety of banks and thrifts. Under this program, known as the TARP Capital Purchase Program, the U.S. Treasury will make $250 billion of capital available (from the $700 billion authorized by the EESA) to U.S. financial institutions in the form of preferred stock. In conjunction with the purchase of preferred stock, the U.S. Treasury will receive warrants to purchase common stock with an aggregate market price equal to 15% of the preferred investment. Participating financial institutions will be required to adopt the U.S. Treasury's standards for executive compensation and corporate governance for the period during which the Treasury holds equity issued under the TARP Capital Purchase Program.  Merchants is currently well capitalized, and continues to take advantage of opportunities in its markets to expand its loan portfolio. Although Merchants applied for, and subsequently received preliminary approval of its application, Merchants decided not to participate in the program given the strength of its capital position.

RESULTS OF OPERATIONS

Merchants realized net income of $11.92 million, $10.86 million, and $10.87 million for the years ended December 31, 2008, 2007 and 2006, respectively. Basic earnings per share were $1.96, $1.77, and $1.73 and diluted earnings per share were $1.96, $1.76, and $1.73 for the years ended December 31, 2008, 2007, and 2006, respectively. Merchants declared and distributed total dividends of $1.12 per share each year during 2008, 2007, and 2006, respectively. In January 2009, Merchants declared a dividend of $0.28 per share, which was paid on February 19, 2009, to shareholders of record as of February 5, 2009.

Net income as a percentage of average equity capital was 15.83%, 15.37%, and 16.24% for 2008, 2007, and 2006, respectively. Net income as a percentage of average assets was 0.93%, 0.96%, and 0.98% for 2008, 2007, and 2006, respectively.

Net Interest Income

2008 compared with 2007

Merchants' taxable equivalent net interest income increased $5.45 million to $43.74 million for 2008 compared to 2007, a 14% increase. Merchants' net interest margin increased slightly to 3.58% for 2008 compared to 3.56% for 2007. This increase is a result of an overall higher earning asset base and a higher net interest rate spread for 2008 when compared to 2007. As shown in the following table, Merchants average earning assets for 2008 were $1.22 billion at an average yield of 5.63% compared to $1.08 billion at an average yield of 6.01% for 2007. Merchants took advantage of the steepening yield curve (the increased spread between short term and longer term rates) during 2008 to put some additional leverage on the balance sheet early in the year. Average investments for 2008 were $428.20 million at an average rate of 5.05% compared to $325.86 million at an average rate of 4.74% for 2007. Although rates moved down through most of 2008, credit spreads were wider and provided an opportunity to purchase high quality investments at attractive interest rates. Investments purchased during the last year have consisted exclusively of government agency mortgage backed securities ("MBS") and government agency collateralized mortgage obligations ("CMO"). All securities in Merchants' investment portfolio were either Agency guaranteed or rated AAA at December 31, 2008, with the exception of one security that has been downgraded. Merchants wrote this security down to its estimated fair value during the fourth quarter of 2008 and recorded a pre-tax other than temporary impairment charge of $369 thousand. Merchants also grew its loan portfolio during 2008; average loans for 2008 were $781.65 million, a $68.53 million, or 10%, increase over 2007 average loans. The average rate earned on the loan portfolio decreased to 5.97% from 6.64% for 2007. Although credit spreads on the loan side have also widened, the FRB has decreased the prime lending rate by 4.0% during 2008, which has a direct impact on variable rate loan pricing.

Merchants' average cost of funds decreased by 50 basis points to 2.33% for 2008 compared to 2.83% for 2007 while average interest bearing liabilities increased to $1.07 billion for 2008 compared to $931.59 million for 2007. Merchants average interest bearing deposits increased $53.12 million for 2008 compared to 2007. The average rate was 2.02%, 37 basis points lower than 2007.  Merchants has seen a steady increase in its proportion of time deposits to total deposits over the last three years, but has not responded to competitive pressures and kept the average rate paid on these deposits at the low end of the market. Total average time deposits for 2008 were $376.58 million, a $50.64 million increase over average time deposits for 2007. Total average borrowed funds increased $85.48 million at an average rate of 3.27%, a 140 basis point decrease from 2007 levels.

2007 compared with 2006

Net interest income on a taxable equivalent basis was $38.28 million for 2007, a decrease of $457 thousand from 2006. Merchants' net interest margin continued to come under pressure during 2007, and decreased 13 basis points to 3.56% from 3.69% during 2007.  Rates across the yield curve stayed fairly consistent for the first half of the year, and started moving down as the FRB began easing in August 2007. The two year treasury rate dropped 175 basis points during 2007, while the 10 year dropped 64 basis points, resulting in a spread between the two year and the ten year of 99 basis points at year end compared to a 12 basis point inversion at the beginning of the year. Merchants took advantage of the yield curve steepening to add some leverage to the balance sheet during the fourth quarter. As shown in the following table, total average earning assets increased $25.24 million to $1.08 billion for 2007 compared to 2006, and the rate earned on those assets increased 10 basis points to 6.01% for the same time period. Although the rate earned on Merchants' loan portfolio dropped six basis points during 2007, the continued shift in Merchants' asset mix toward higher yielding loans combined with increases in the average yield earned on the investment portfolio helped to stem further compression on the asset side of the balance sheet. Decreases in average rates earned on loans were a result of both an overall lower interest rate environment for the second half of the year and increases in nonperforming loans. The variable rate portion of Merchants' commercial, commercial construction and commercial mortgage portfolio continued to decrease during 2007, and stood at 36% at year end 2007, compared to 45% at December 31, 2006. This decrease helped to temporarily mitigate recent interest rate decreases. However, the $136 million variable rate portion of Merchants' commercial, commercial construction and commercial real estate portfolios repriced in conjunction with moves in the federal funds rate. Additionally, customers with fixed rate loans chose to refinance and lower their rate.

The average rate earned on Merchants' investment portfolio increased by 13 basis points during 2007. Merchants was able to replace the amortization of lower yielding bonds at a higher interest rate by extending slightly further out on the yield curve. Merchants' average short term investment position increased $29.59 million to $36.39 million from $6.80 million, the average rate earned on the short term portfolio dropped four basis points to 5.17% from 5.21% as a result of decreases in short term interest rates in the second half of the year. Merchants' year end short term investment position decreased $21.90 million as these funds were redeployed into the investment portfolio.

Merchants' cost of funds increased 29 basis points when comparing 2007 to 2006. Merchants experienced continued migration to its time categories from its transaction categories during the year. Average time deposits for 2007 were $47.86 million higher than for 2006, while average Savings, NOW and Money Market accounts were $33.01 million lower for the same time period. The cost of transaction accounts was essentially unchanged from 2006 to 2007, while the cost of time deposits increased 63 basis points. Merchants raised rates on time deposits during the first three quarters of the year to be competitive in the local marketplace. These rates started to moderate as short-term interest rates moved down during the last two quarters. The annual average cost of Merchants' non-deposit funding sources decreased nine basis points to 4.67% from 4.76% during the year. This entire decrease came in the second half of the year, the average cost of these funds was flat for the first two quarters of 2007, and then dropped five basis points during the third quarter and 23 basis points during the fourth quarter.

Merchants closed its private placement of an aggregate of $20 million of trust preferred securities on December 15, 2004. The securities bear interest for five years at a fixed rate of 5.95%, and after five years, the rate adjusts quarterly at a fixed spread over three month LIBOR. On July 31, 2008, Merchants entered into a three year forward interest rate swap arrangement for $10 million of its $20 million trust preferred issuance which changes to a floating rate in December, 2009. The swap will fix the interest rate at 6.50% for the three year term of the swap. The impact on net interest income for 2008 and 2007 from the interest expense on the trust preferred securities was $1.19 million per year.

The following table presents the condensed annual average balance sheets for 2008, 2007, and 2006. The total dollar amount of interest income from assets and the related yields are calculated on a taxable equivalent basis:

Merchants Bancshares, Inc.
Distribution of Assets, Liabilities and Shareholders' Equity; Interest Rates and Net Interest Margin

	2008			2007			2006
		Interest	Average		Interest	Average		Interest	Average
Taxable equivalent	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(In thousands)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS:
Investment securities: (a)
U.S. Treasury and Agencies	$362,203	$19,463	5.37%	$212,153	$11,976	5.64%	$235,970	$13,434	5.69%
Other, including FHLB Stock	65,995	2,157	3.27%	113,707	3,472	3.05%	158,641	4,763	3.00%
Total investment securities	428,198	21,620	5.05%	325,860	15,448	4.74%	394,611	18,197	4.61%

Loans, including fees on loans:
Commercial	97,977	5,823	5.94%	86,237	6,553	7.60%	80,620	6,161	7.64%
Real Estate	676,184	40,404	5.98%	619,290	40,287	6.51%	560,942	36,877	6.57%
Consumer	7,484	466	6.23%	7,592	498	6.56%	7,151	439	6.13%
Total loans (b) (c)	781,645	46,693	5.97%	713,119	47,338	6.64%	648,713	43,477	6.70%

Federal funds sold, securities sold under
agreements to repurchase and interest
bearing deposits with banks	10,551	351	3.33%	36,388	1,882	5.17%	6,799	354	5.21%
Total earning assets	1,220,394	68,664	5.63%	1,075,367	64,668	6.01%	1,050,123	62,028	5.91%

Allowance for loan losses	(8,415)			(7,275)			(6,840)
Cash and cash equivalents	34,931			34,969			35,750
Premises and equipment	11,196			11,945			12,280
Other assets	19,136			16,582			19,388
Total assets	$1,277,242			$1,131,588			$1,110,701

LIABILITIES AND SHAREHOLDERS EQUITY:
Interest bearing deposits:
Savings, Money market & NOW Accounts	$427,802	$3,876	0.91%	$425,325	$4,779	1.12%	$458,337	$5,191	1.13%
Time deposits	376,579	12,370	3.28%	325,940	13,181	4.04%	278,085	9,478	3.41%
Total interest bearing deposits	804,381	16,246	2.02%	751,265	17,960	2.39%	736,422	14,669	1.99%
Fed funds purchased and Federal Home Loan Bank short-term borrowings	5,102	82	1.61%	--	--	--	43,911	2,142	4.88%
Securities sold under agreements to repurchase and other short-term debt	84,280	1,604	1.90%	85,041	3,503	4.12%	43,318	1,918	4.43%
Securities sold under agreements to repurchase, long term	62,046	2,193	3.53%	23,944	1,326	5.54%	20,000	1,106	5.53%
Other long-term debt	93,753	3,614	3.85%	50,719	2,407	4.75%	53,397	2,264	4.24%
Junior subordinated debentures issued to unconsolidated subsidiary trust	20,619	1,190	5.77%	20,619	1,190	5.77%	20,619	1,190	5.77%
Total borrowed funds	265,800	8,683	3.27%	180,323	8,426	4.67%	181,245	8,620	4.76%
Total interest bearing liabilities	1,070,181	24,929	2.33%	931,588	26,386	2.83%	917,667	23,289	2.54%

Demand deposits	119,482			122,409			120,600
Other liabilities	12,276			6,930			5,475
Shareholders' equity	75,303			70,661			66,959
Total liabilities & shareholders' equity	$1,277,242			$1,131,588			$1,110,701

Net interest income (b)		$43,735			$38,282			$38,739
Tax equivalent adjustment		(82)			(69)			(31)
Net interest income per book		$43,653			$38,214			$38,708

Yield spread			3.30%			3.18%			3.37%

Net interest margin (b)			3.58%			3.56%			3.69%

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

Merchants Bancshares, Inc.
Analysis of Changes in Fully Taxable Equivalent Net Interest Income

	2008 vs 2007
				Due to
			Increase			Volume/
(In thousands)	2008	2007	(Decrease)	Volume	Rate	Rate
Fully taxable equivalent interest income:
Loans	$ 46,693	$ 47,338	$ (645)	$ 4,549	$ (4,739)	$ (455)
Investments	21,620	15,448	6,172	4,852	1,005	315
Federal funds sold, securities sold under agreements to repurchase and interest bearing deposits with banks	351	1,882	(1,531)	(1,336)	(672)	477
Total interest income	68,664	64,668	3,996	8,065	(4,406)	337
Less interest expense:
Savings, Money market & NOW accounts	3,876	4,779	(903)	28	(925)	(6)
Time deposits	12,370	13,181	(811)	2,048	(2,475)	(384)
Fed Funds Purchased and Federal Home Loan Bank short-term borrowings	82	--	82	--	--	82
Securities sold under agreements to repurchase and other short-term debt	1,604	3,503	(1,899)	(31)	(1,884)	16
Securities sold under agreements to repurchase, long-term	2,193	1,326	867	2,110	(480)	(763)
Other long-term debt	3,614	2,407	1,207	2,042	(452)	(383)
Junior subordinated debentures issued to unconsolidated subsidiary trust	1,190	1,190	--	--	--	--
Total interest expense	24,929	26,386	(1,457)	6,197	(6,216)	(1,438)
Net interest income	$ 43,735	$ 38,282	$ 5,453	$ 1,868	$ 1,810	$ 1,775

	2007 vs 2006
				Due to
			Increase			Volume/
(In thousands)	2007	2006	(Decrease)	Volume	Rate	Rate
Fully taxable equivalent interest income:
Loans	$ 47,338	$ 43,477	$ 3,861	$ 4,317	$ (414)	$ (42)
Investments	15,448	18,197	(2,749)	(3,170)	510	(89)
Federal funds sold, securities sold under
agreements to repurchase and interest
bearing deposits with banks	1,882	354	1,528	1,541	(2)	(11)
Total interest income	64,668	62,028	2,640	2,688	94	(142)
Less interest expense:
Savings, Money market & NOW accounts	4,779	5,191	(412)	(374)	(41)	3
Time deposits	13,181	9,478	3,703	1,631	1,768	304
Fed Funds Purchased and Federal Home Loan Bank short-term borrowings	--	2,142	(2,142)	(2,142)	--	--
Securities sold under agreements to repurchase
and other short-term debt	3,503	1,918	1,585	1,848	(135)	(128)
Securities sold under agreements to repurchase long-term	1,326	1,106	220	219	1	--
Other long-term debt	2,407	2,264	143	(113)	270	(14)
Junior subordinated debentures issued to
unconsolidated subsidiary trust	1,190	1,190	--	--	--	--
Total interest expense	26,386	23,289	3,097	1,069	1,863	165
Net interest income	$ 38,282	$ 38,739	$ (457)	$ 1,619	$ (1,769)	$ (307)

Provision for Credit Losses

Merchants recorded a provision expense of $1.53 million during 2008 compared to $1.15 million in 2007. The increase in the provision is primarily a result of strong loan growth, an increase in non-performing loans and net charge-offs during the year combined with continued economic uncertainty. No provision for credit losses was recorded during 2006. Nonperforming loans ended the year at $11.64 million, compared to $9.23 million at December 31, 2007. At December 31, 2008, the allowance for loan losses was $8.89 million, 1.05% of total loans and 76% of non-performing loans, compared to the December 31, 2007 balance of $8.00 million, 1.09% of total loans and 87% of non-performing loans. The percentage of internally classified loans to total loans decreased to 1.62% at December 31, 2008 from 2.68% at December 31, 2007. The decline in reserves to total loans correlates to the decline in internally classified loans to total loans. Net charge-offs for 2008 totaled $564 thousand, compared to net charge-offs of $81 thousand for 2007. One loan accounted for almost all of the charge-offs during 2008; this loan was fully reserved at the end of 2007. Merchants had $802 thousand in Other Real Estate Owned ("OREO") at December 31, 2008 and $475 thousand at December 31, 2007. Nonperforming assets as a percentage of total assets were 0.93% at December 31, 2008 compared to 0.83% at December 31, 2007. All of these factors are taken into consideration during management's quarterly review of the Allowance which management continues to deem adequate under current market conditions. For a more detailed discussion of Merchants' Allowance and nonperforming assets, see "Credit Quality and Allowance for Credit Losses."

NONINTEREST INCOME AND EXPENSES

Noninterest income

2008 compared to 2007

Merchants' noninterest income decreased by $686 thousand to $8.66 million for 2008 compared to 2007. As mentioned previously, Merchants recorded a $369 thousand other than temporary impairment charge related to one of its investment securities during the fourth quarter. Additionally, Merchants sold an investment in a limited partnership during the fourth quarter of last year and recognized a reduction in equity in losses of real estate limited partnerships of approximately $260 thousand. Excluding all security transactions and the gain just mentioned, noninterest income decreased by $236 thousand to $8.95 million year to date, primarily a result of decreases in  Trust company income which has suffered in the current difficult market conditions, and has decreased by $126 thousand for 2008 compared to 2007.

Merchants' equity in losses of real estate limited partnerships was $1.85 million for 2008 compared to $1.48 million for 2007. As mentioned previously, Merchants recognized a gain of approximately $260 thousand during 2007 on the sale of a partnership which reduced this contra income item. Merchants accounts for its investment in these partnerships using the equity method. Losses generated by the partnerships are recorded as a reduction in Merchants' investments in the Consolidated Balance Sheets and as a reduction of noninterest income in the Consolidated Statements of Income. Tax credits generated by the partnerships are recorded as a reduction in the income tax provision. Merchants finds these investments attractive because they provide a high targeted internal rate of return, and provide an opportunity to invest in affordable housing in the communities in which Merchants does business.

2007 compared to 2006

Merchants' noninterest income increased $1.15 million to $9.34 million for 2007 compared to $8.19 million for 2006. As mentioned previously, Merchants sold an investment in a real estate limited partnership during the fourth quarter of 2007 and recognized a gain in the amount of approximately $260 thousand; the gain is reflected as a reduction in equity in losses of real estate limited partnerships. As a result of this gain and a similar gain of $156 thousand recognized during 2006, Merchants' equity in losses of real estate limited partnerships was slightly lower at $1.48 million for 2007, compared to $1.54 million for 2006.  Excluding these transactions Merchants equity in losses of real estate limited partnerships increased by $53 thousand for 2007 compared to 2006. Excluding gains on sales of real estate limited partnerships and excluding losses on investment securities of $97 thousand for 2007 and $464 thousand for 2006, noninterest income increased $529 thousand when comparing 2007 to 2006.

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

Noninterest expense

2008 compared to 2007

Total noninterest expense increased $2.81 million to $35.10 million for 2008 compared to $32.29 million for 2007. Salaries and employee benefits increased $1.97 million to $17.60 million for 2008 compared to $15.63 million for 2007. This increase is primarily a result of additional staff hired in the corporate banking, executive and trust areas during 2008, as well as increases in health insurance costs. Merchants pension plan expense for 2008 was flat at about $150 thousand compared to 2007, but is projected to increase to approximately $500 thousand during 2009 as a result of negative investment returns during 2008. Marketing expense for 2008 was $1.65 million, a $453 thousand increase over 2007. This increase is primarily a result of expenses incurred in conjunction with the rollout of Merchants' new Cash Rewards Checking product. Other Noninterest expense increased $208 thousand to $6.24 million for 2008 compared to 2007. FDIC insurance expense totaled $355 thousand and $101 thousand in 2008 and 2007, respectively, and is projected to be approximately $1.3 million in 2009. Merchants also experienced large increases in its state assessment fees during 2008.  Merchants incurred $159 thousand in expenses for the cash rebates associated with its new Cash Rewards Checking product mentioned previously. These expenses were offset, in part, by decreases in expenses associated with OREO properties which decreased by $370 thousand for 2008 compared to 2007. Additionally, most categories of operating expenses have increased for 2008 compared to 2007.

On February 27, 2009 the Board of Directors of the FDIC adopted an interim rule with request for comment to impose an emergency special assessment on insured institutions of 20 basis points. The assessment would be based on assessable deposits as of June 30, 2009 and would be collected on September 30, 2009. On March 5, 2009 the FDIC announced that the agency's planned emergency special assessment would be cut in half to 10 basis points, provided that Congress clears legislation expanding the FDIC's line of credit with the Treasury. Merchants estimates that it's cost during 2009 related to the special assessment at the 10 basis point level will be between $900 thousand and $1.0 million.  This special assessment is in addition to the regular premium increase discussed above.

2007 compared to 2006

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

Income Taxes

Merchants recognized $1.67 million, $1.65 million, and $1.65 million, respectively, during 2008, 2007, and 2006 in low-income housing tax credits as a reduction in the provision for income taxes; this resulted in an effective tax rate of 24.0%, 23.1%, and 23.3%, for 2008, 2007, and 2006, respectively. As of December 31, 2008, Merchants has a net deferred tax liability of approximately $79 thousand arising from temporary differences between Merchants' book and tax reporting. This net deferred tax liability is included in Other liabilities in the Consolidated Balance Sheets.

BALANCE SHEET ANALYSIS

Merchants' year-end total assets increased $170.47 million, or 14.5% to $1.34 billion from $1.17 billion during 2008, while Merchants' average earning assets increased by $145.03 million, or 13.5%, to $1.22 billion for the year ended December 31, 2008 from $1.08 billion in December 31, 2007.

Loans

Loans ended 2008 at $847.13 million, a $115.62 million, or 16%, increase over 2007 ending balances. Merchants experienced strong growth across all loan categories during 2008. Residential real estate loans grew $39.36 million, or 11%, commercial real estate balances grew $38.85 million, or 16.6%, and commercial loans grew $36.29 million, or 39.1% over 2007 ending balances. Merchants continues to find opportunities with solid, long standing creditworthy businesses throughout Vermont. Loan growth was assisted by the favorable interest rate environment during the year, as well as focused marketing and calling efforts emphasizing Merchants' unique position as the sole remaining statewide independent banking company. Merchants also experienced a 32% increase in home mortgage originations for 2008 compared to 2007. The Bank believes that this is a direct result of the fact that Merchants has not originated home mortgages for sale for over ten years and that our customers prefer to have their mortgages held and serviced in Vermont.

The composition of Merchants' loan portfolio is shown in the following table:

	As of December 31,
Type of Loan	2008	2007	2006	2005	2004
	(In thousands)
Commercial, Financial & Agricultural	$ 129,032	$ 92,740	$ 73,512	$ 71,912	$ 82,644
Real Estate - Residential	395,834	356,472	323,885	293,158	265,306
Real Estate - Commercial	273,526	234,675	250,526	208,049	209,333
Real Estate - Construction	40,357	39,347	33,167	25,942	19,354
Installment	7,670	7,220	7,133	6,345	7,016
All Other Loans	708	1,054	1,060	520	679
	$ 847,127	$ 731,508	$ 689,283	$ 605,926	$ 584,332

Totals above are shown net of deferred loans fees of $(74) thousand, $22 thousand, $95 thousand, $275 thousand, and $497 thousand for 2008, 2007, 2006, 2005, and 2004, respectively.

Balances of real estate construction loans were $40.36 million at December 31, 2008 up slightly from $39.35 million at December 31, 2007. Merchants remains focused on managing construction loans in a prudent and collaborative manner, including on-going oversight and review of construction draws and releases. The construction loans are comprised of the following:

•

Approximately $13.28 million of the outstanding construction loans depend upon repayment from the sale of residential housing units. This amount represents a reduction from the $25.52 million in loans dependent upon residential sales at year-end 2007. Of the $13.28 million, approximately $2.09 million in loans to a troubled condominium developer are in non-accruing status. Approximately $4 million in reductions in the loan balances have occurred during 2008, primarily from both a bulk sale of permitted lots as well as from unit sales. In addition, a $637 thousand write-down was taken to better align the remaining asset values with the loan balances.

•

Approximately $15.40 million in construction loans are attributable to one borrower involved in the construction of multi-family housing. The construction process continues on-schedule as does lease-up of the new units. These loans will be repaid from future rental income upon conversion of the construction loans to term financing.

•

The balance of approximately $11.68 million consists of loans to commercial and investment real estate borrowers involved in a variety of commercial construction projects for offices, warehouses and retail space. These loans will generally be repaid from conversion to term financing upon the completion of construction.

At December 31, 2008, Merchants serviced $3.88 million in residential mortgage loans for investors such as Federal government agencies the Federal National Mortgage Association ("FNMA") and the Federal Home Loan Mortgage Corporation ("FHLMC") and other financial investors. This servicing portfolio continued to decrease during 2008. Merchants has not sold a residential mortgage on the secondary market in many years.  Servicing revenue is not expected to be a significant revenue source in the future.

The following table presents the distribution of the varying contractual maturities of the loan portfolio at December 31, 2008:

		Over One
	One Year	Through	Over Five
Type of Loan	Or Less	5 Years	Years	Total
	(In thousands)
Commercial Financial & Agricultural	$ 45,763	$ 68,105	$ 15,164	$ 129,032
Real Estate - Residential	9,406	89,428	297,000	395,834
Real Estate - Commercial	20,984	139,251	113,291	273,526
Real Estate - Construction	21,653	3,110	15,594	40,357
Installment	5,183	2,408	79	7,670
All Other	708	--	--	708
	$ 103,697	$ 302,302	$ 441,128	$ 847,127

The following table presents the loans maturing after one year which have predetermined interest rates and floating or adjustable interest rates as of December 31, 2008.

Type of Loan	Fixed	Adjustable
	(in thousands)
Commercial Financial & Agricultural	$ 60,436	$ 22,833
Real Estate - Residential	362,886	23,542
Real Estate - Commercial	176,484	76,058
Real Estate - Construction	17,116	1,588
Installment	2,464	23
	$ 619,386	$ 124,044

Investments

The investment portfolio is used to generate interest income, manage liquidity and mitigate interest rate sensitivity. Merchants' year-end investment portfolio increased $66.02 million from 2007 to 2008. Merchants began taking advantage of the steepening yield curve during the second half of 2007 to redeploy funds into the investment portfolio. Merchants continued to increase the portfolio through the first and second quarters of 2008, and purchased $144.62 million in securities. The securities purchased were a mix of 15 and 30 year agency MBS and agency CMO. These purchases were funded in part by a sale of securities in early 2008. After the extraordinary interest rate decreases by the FRB in January 2008, Merchants was able to take advantage of the steepened yield curve and market conditions, and sold all of its corporate bonds, several commercial mortgage backed securities ("CMBS") and one agency MBS. The total amortized cost of the securities sold was $27.01 million and the pre-tax gain was $82 thousand.  The balance of the purchases were funded by a mix of two, three and five year amortizing and bullet Federal Home Loan Bank advances, and five year structured repurchase agreements with embedded caps that are callable after two or three years.

The composition of Merchants' investment portfolio at carrying amounts is shown in the following table:

	As of December 31,
	2008	2007	2006
Available for Sale:	(In thousands)
U.S. Treasury Obligations	$ 254	$ 255	$ 199
U.S. Agency Obligations	7,101	15,840	21,759
Agency Residential Real Estate MBS	281,523	164,564	120,466
Commercial Real Estate MBS	16,143	36,083	47,566
Agency CMO	95,940	86,607	66,894
Non-Agency CMO	24,709	35,530	42,426
Corporate Bonds	--	14,316	22,809
Asset Backed Securities	4,202	8,317	11,839
Total available for sale	429,872	361,512	333,958
Held to maturity:
Agency Residential Real Estate MBS	1,737	4,078	5,615
Total held to maturity	1,737	4,078	5,615
Total Securities	$ 431,609	$ 365,590	$ 339,573

Agency MBS and Agency CMO consist of pools of residential mortgages which are guaranteed by FNMA, FHLMC, or Government National Mortgage Association ("GNMA") with various origination dates and maturities. Non-Agency CMO, CMBS and asset backed securities ("ABS") are tracked individually by Merchants' investment manager with updates on the performance of the underlying collateral provided at least quarterly. Additionally, Merchants' investment manager performs stress testing of individual bonds that experience greater levels of market volatility.

All securities in Merchants' investment portfolio were either Agency guaranteed or rated AAA or higher at December 31, 2008, with the exception of one security that had been downgraded. Merchants wrote this security down to its estimated fair value during the fourth quarter of 2008 and recorded a pre-tax other than temporary impairment charge of $369 thousand. Merchants, with the help of its investment advisor, has performed extensive analysis and stress testing on its non-agency CMO portfolio. Merchants is closely tracking the performance of the underlying collateral on this portion of the portfolio. The stress testing was performed using default rates and loss rates on the liquidation of the underlying collateral substantially in excess of historical experience. Merchants is also closely tracking the performance of its CMBS portfolio. Management has reviewed servicer reports on the underlying collateral that provide detail about defeasance levels, delinquencies, default rate and servicer watch lists. At this point, Merchants does not consider these securities to be other than temporarily impaired and has the intent and ability to hold these investments until a market price recovery, which could be maturity. Merchants has no corporate debt exposure on its books, including any perpetual preferred stock issued by FNMA or FHLMC nor any interests in pooled trust preferred securities.

Although Merchants has the intent and ability to hold its various securities until maturity or a market price recovery, current market conditions are difficult. If conditions worsen, the fair market value of Merchants' investment portfolio could be adversely affected and it is possible that certain unrealized losses could be designated as other than temporary in future periods.

The contractual final maturity distribution of the debt securities classified as available for sale and held to maturity as of December 31, 2008, are as follows:

SECURITIES AVAILABLE FOR SALE AT AMORTIZED COST:

(In thousands)	Within One Year	After One But Within Five Years	After Five But Within Ten Years	After Ten Years	Total
U.S. Treasury Obligations	$ 254	$ --	$ --	$ --	$ 254
U.S. Agency Obligations	--	7,101	--	--	7,101
Agency Residential Real Estate MBS	3,390	19,215	40,435	218,483	281,523
Commercial Real Estate MBS	--	--	--	16,143	16,143
Agency CMO	14	6,163	12,306	77,457	95,940
Non-Agency CMO	--	--	5,759	18,950	24,709
Corporate Bonds	--	--	--	--	--
ABS	--	--	--	4,202	4,202
	$ 3,658	$ 32,479	$ 58,500	$ 335,235	$ 429,872
Weighted average investment yield	3.39%	4.10%	4.66%	4.98%	4.86%

SECURITIES HELD TO MATURITY:

(In thousands)	Within One Year	After One But Within Five Years	After Five But Within Ten Years	After Ten Years	Total
Agency Residential Real Estate MBS	$ 2	$ 553	$ 401	$ 781	$ 1,737
Weighted average investment yield	4.04%	6.07%	6.60%	6.45%	6.36%

Actual maturities will differ from contractual maturities because borrowers may have rights to call or prepay obligations. Maturities of mortgage-backed securities and collateralized mortgage obligations are based on final contractual maturities.

Other Assets

Bank Premises and Equipment increased slightly to $11.56 million at year-end 2008 from $11.48 million at year-end 2007 as Merchants' fixed asset purchases exceeded fixed asset depreciation and sales. Investments in Real Estate Limited Partnerships decreased $1.85 million primarily as a result of amortization of the investments. These partnerships provide affordable housing in the communities in which Merchants does business, and provide Merchants with an acceptable level of return on its investment.

On June 27, 2008 Merchants entered into two agreements effecting the sale and lease-back of its principal office in South Burlington, VT. The sale price of the building was $5.70 million and the Bank will lease back the property for an initial term of ten years and two optional terms of five years each. The base annual rent will be $483 thousand for each of the first ten years, $557 thousand for each of years 11-15, and $612 thousand for each of years 16-20. The sale of the building generated a deferred gain of approximately $4.20 million which will be recognized over the term of the lease. Depreciation expense related to the building prior to the sale totaled $167 thousand annually.

Merchants made the decision during 2008 to close three of its branches, two were closed in 2008, and one more is scheduled to be closed in 2009. One of the properties was sold in early 2009 for an amount in excess of its current net book value. Merchants is also in the process of researching the potential of expanding one of its facilities in the southern part of the state.

Deposits

Merchants' year-end deposit balances increased $63.36 million, or 7%, to $930.80 million at year-end 2008 from $867.44 million at December 31, 2007. The composition of Merchants' deposit balances is shown in the following table:

	As of December 31,
Type of Deposit	2008	2007	2006
	(In thousands)
Demand	$ 117,728	$ 123,344	$ 122,036
Free Checking for Life®	182,580	178,829	182,395
Other Savings and NOW	38,424	39,149	49,681
Money Market Accounts	206,944	193,343	210,366
Time Deposits	385,121	332,772	312,874
	$ 930,797	$ 867,437	$ 877,352

Time deposits were the fastest growing category of deposits during 2008 increasing 16% during 2008 to $385.12 million from $332.77 million at year end 2007. Time deposits represented 41% of Merchants' total deposits at December 31, 2008 compared to 38% of total deposits at December 31, 2007.

Time Deposits of $100 thousand and greater at December 31, 2008 and 2007 had the following schedule of maturities:

	As of December 31,
(In thousands)	2008	2007
Three Months or Less	$ 29,921	$ 21,606
Three to Six Months	31,293	23,311
Six to Twelve Months	49,054	37,685
One to Five Years	3,716	3,136
	$ 113,984	$ 85,738

Other Liabilities

Merchants has a cash management sweep product which is priced at a lower cost of funds than other short-term borrowing alternatives. Balances in this product totaled $92.41 million at December 31, 2008, compared to $96.75 million at December 31, 2007. The balances are included with "Securities sold under agreements to repurchase and other short-term debt" on the accompanying consolidated balance sheet. Merchants' other long-term debt position increased to $118.64 million at December 31, 2008 from $62.12 million at December 31, 2007. As mentioned previously, Merchants entered into leveraged investment trades during the first half of 2008 and also continued to dollar cost average into longer term funding positions over the course of the year. Merchants borrowed $122 million over the course of 2008 at an average cost of 3.18%. The borrowings were a mix of amortizing and bullet advances, and structured repurchase agreements with maturities between two and seven years. The cost of the structured repo funding will be reduced by the cash flows of embedded interest rate caps that will provide additional protection if rates start to move up. The caps come into the money when three month LIBOR reaches rates ranging from 3.22% to 5.62%.

On December 15, 2004 Merchants closed its private placement of an aggregate of $20 million of trust preferred securities. The placement occurred through a newly formed Delaware statutory trust affiliate of Merchants, MBVT Statutory Trust I (the "Trust") as part of a pooled trust preferred program. The Trust was formed for the sole purpose of issuing capital securities; these securities are non-voting.  Merchants owns all of the common securities of the Trust. The proceeds from the sale of the capital securities were loaned to Merchants under subordinated debentures issued to the Trust. The debentures are the only asset of the Trust and payments under the debentures are the sole revenue of the Trust. Merchants' primary source of funds to pay interest on the debentures held by the Trust is current dividends from its principal subsidiary, Merchants Bank. Accordingly, Merchants' ability to service the debentures is dependent upon the continued ability of Merchants Bank to pay dividends to Merchants.

These hybrid securities qualify as regulatory capital for Merchants, up to certain regulatory limits. At the same time they are considered debt for tax purposes, and as such, interest payments are fully deductible. The trust preferred securities bear interest for five years at a fixed rate of 5.95%, and after five years, the rate adjusts quarterly at a fixed spread over three month LIBOR. On July 31, 2008, Merchants entered into a three year forward interest rate swap arrangement for $10 million of its $20 million trust preferred issuance which changes to a floating rate in December, 2009. The swap will fix the interest rate at 6.50% for the three year term of the swap. The trust preferred securities mature on December 31, 2034, and are redeemable without penalty at Merchants' option, subject to prior approval by the FRB, beginning after five years from issuance. The proceeds from the sale of the trust preferred securities were used for general corporate purposes, allowing Merchants to pay the special dividend declared on December 1, 2004 and at the same time continue to pursue alternative growth opportunities.

CREDIT QUALITY AND ALLOWANCE FOR CREDIT LOSSES

Stringent credit quality is a major strategic focus of Merchants. Although Merchants is actively managing current nonperforming and classified loans, there is no assurance that Merchants will not have increased levels of problem assets in the future. The make up of the nonperforming pool is dynamic with accounts moving in and out of this category during the course of a quarter. The following table summarizes Merchants' nonperforming loans ("NPL") and nonperforming assets ("NPA") as of December 31, 2004, through December 31, 2008:

(In thousands)	2008	2007	2006	2005	2004
Nonaccrual loans	$ 11,476	$ 9,018	$ 2,606	$ 2,284	$ 3,233
Loans past due 90 days or more and still accruing	57	57	--	--	20
Troubled debt restructurings	110	156	92	80	83
Total nonperforming loans	11,643	9,231	2,698	2,364	3,336
OREO	802	475	258	--	--
Total nonperforming assets	$ 12,445	$ 9,706	$ 2,956	$ 2,364	$ 3,336

Nonperforming loans increased to $11.64 million at December 31, 2008 from $9.23 million at December 31, 2007. At December 31, 2007, a substantial portion of the bank's non-performing loan balance was attributable to loans to a troubled condominium construction project that was moved into non-accrual during the third quarter of 2007. During 2008, approximately $4 million in net sales were applied against the non-performing balances. In addition, Management wrote-down the balance of the remaining loan to reflect the current market value of the remaining units as of September 30, 2008. A number of additional units were under firm sales contracts at December 31, 2008 to sell in early 2009; net proceeds received in January 2009 totaled $762 thousand. Non-performing loan totals spiked during the third quarter of 2008 with the Bank's decision to place a large loan to a struggling manufacturer of pre-fabricated homes into non-accrual status. Through year-end 2008, this borrower has met all aspects of its workout agreements and all payments have been timely. Management's analysis indicates that, through a combination of properly valued collateral and previously allocated reserves, any additional loss exposure is currently deemed minimal. Included in non-performing loan totals is a $1.58 million loan to a manufacturing company that carries a 90% government guarantee.

OREO reflected similar velocity in 2008: two credits totaling $475 thousand comprised OREO at December 31, 2007 and both were liquidated successfully during 2008 with no further loss to the Bank. Merchants took possession of the assets of a defunct food manufacturer in late 2008 and is actively engaged in arranging a sale of these assets with a carrying value of $802 thousand. All valuation estimates received provide reasonable assurances to management of no loss exposure in the disposition of these assets in the near future.

Merchants' policy is to classify a loan 90 days or more past due with respect to principal or interest as a nonaccruing loan, unless the ultimate collectability of principal and interest is assured. Income accruals are suspended on all nonaccruing loans, and all previously accrued and uncollected interest is typically charged against current income. A loan remains in nonaccruing status until the factors which suggest doubtful collectability no longer exist, the loan is liquidated, or when the loan is determined to be uncollectible, and is charged off against the allowance for loan losses. In those cases where a nonaccruing loan is secured by real estate, Merchants can, and may, initiate foreclosure proceedings. The result of such action will either be to cause repayment of the loan with the proceeds of a foreclosure sale or to give Merchants possession of the collateral in order to manage a future resale of the real estate. Foreclosed property is recorded at the lower of its cost or estimated fair value, less any estimated costs to sell. Any cost in excess of the estimated fair value on the transfer date is charged to the allowance for loan losses, while further declines in market values are recorded as OREO expense in the consolidated statement of income.

Merchants' management maintains an internal listing that includes all criticized and classified loans. Management believes that classified exposures have well-defined weaknesses that, if not addressed, could result in collection problems. The majority of these classified loans have continued to pay promptly and management conducts regularly scheduled comprehensive reviews of the borrowers' financial condition, payment performance, accrual status and collateral to ensure that these troubled accounts are diligently administered and collected and that any loss exposures are identified, quantified and properly reserved for. The findings of this review process are a key component in assessing the adequacy of the Bank's Loan Loss Reserve.

Internally classified accruing loans totaled approximately $13.74 million at December 31, 2008 down by 30% from $19.57 million at December 31, 2007. Of this amount, loans to a troubled manufacturer of pre-fabricated custom homes account for $2.13 million; loans made for owner-occupied commercial real estate total approximately $5.11 million; investor real estate loans total $4.4 million while approximately $1.60 million is outstanding to corporate borrowers in a variety of industries. Accruing classified real estate construction loans total $504 thousand. To date, all payments due from these borrowers have been made as agreed and managements' on-going evaluation of these borrowers in terms of financial condition and collateral indicates a reasonable certainty that these exposures are adequately secured. Merchants' management will continue to closely monitor asset quality.

Merchants performs detailed and extensive reviews on larger credits and problematic credits identified on the watched asset list, nonperforming asset listings and internal credit rating reports. A loan is considered impaired when it is probable that Merchants will be unable to collect all principal and interest due according to the contractual terms of the loan agreement. This treatment does not apply to large groups of smaller-balance homogenous loans that are collectively evaluated for impairment, such as residential mortgage and consumer loans. When a loan is impaired, Merchants measures an impairment loss equal to the excess, if any, of the loan's carrying amount over (1) the present value of expected future cash flows discounted at the loan's original effective interest rate, (2) the observable market price of the impaired loan, or (3) the fair value of the collateral securing a collateral-dependent loan. When a loan is deemed to have an impairment loss, a valuation allowance is established as part of the overall allowance for loan losses. The Bank recognizes interest income on impaired loans consistent with its nonaccrual policy for loans generally. Loans continue to be classified as impaired unless they are brought fully current and the collection of scheduled interest and principal is considered probable and in accordance with the contractual terms of their loan agreement. Impaired loans totaled $10.98 million and $8.87 million at December 31, 2008 and 2007, respectively, and are included as nonaccrual loans in the table above.

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

The adequacy of the allowance for loan losses is determined using a consistent, systematic methodology, consisting of a review of both specific reserves for loans identified as impaired and general reserves for the various loan portfolio classifications.

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

The following table summarizes the allowance for loan losses allocated by loan type:

(In thousands)	2008	2007	2006	2005	2004
Commercial Financial & Agricultural	$ 2,840	$ 1,843	$ 1,236	$ 1,339	$ 1,658
Real Estate - Residential	1,033	775	687	586	636
Real Estate -Commercial	4,254	4,204	4,567	2,066	2,686
Real Estate - Construction	542	1,070	332	431	187
Installment	4	4	4	13	16
All other Loans	221	106	85	113	365
Unallocated Allowance	--	--	--	2,535	1,964
Allowance for Loan Losses	$ 8,894	$ 8,002	$ 6,911	$ 7,083	$ 7,512

Losses are charged against the Allowance when management believes that the collectability of principal is doubtful. To the extent management determines the level of anticipated losses in the portfolio has significantly increased or diminished, the

Allowance is adjusted through current earnings. Overall, management believes that the Allowance is maintained at an adequate level, in light of historical and current factors, to reflect the level of credit risk in the loan portfolio. Loan loss experience and nonperforming asset data are presented and discussed in relation to their impact on the adequacy of the Allowance.

The following table reflects Merchants' loan loss experience and activity in the Allowance for the past five years.

(In thousands)	2008	2007	2006	2005	2004
Average Loans Outstanding	$781,645	$713,119	$648,713	$589,408	$581,259
Allowance Beginning of Year	8,350	7,281	$7,083	7,512	7,954
Charge-offs:
Commercial, Lease Financing and all Other Loans	(16)	(170)	(46)	(336)	(56)
Real Estate - Construction	(637)	--	--	(218)	--
Real Estate - Mortgage	(28)	(242)	(13)	(121)	(703)
Installment & Credit Cards	--	(20)	(4)	(18)	(17)
Total Charge-offs	(681)	(432)	(63)	(693)	(776)
Recoveries:
Commercial, Lease Financing and all Other Loans	60	271	236	144	34
Real Estate - Mortgage	57	79	14	115	297
Installment & Credit Cards	--	1	11	5	3
Total Recoveries	117	351	261	264	334
Net (Charge-offs) Recoveries	(564)	(81)	198	(429)	(442)
Provision for Credit Losses	1,525	1,150	--	--	--
Allowance End of Year	$ 9,311	$ 8,350	$ 7,281	$ 7,083	$ 7,512

Components:

Allowance for loan losses	$ 8,894	$ 8,002	$ 6,911	$ 7,083	$ 7,512
Reserve for undisbursed lines of credit (1)	417	348	370	--	--
Allowance for Credit Losses	$ 9,311	$ 8,350	$ 7,281	$ 7,083	$ 7,512

(1)

Effective March 31, 2006 Merchants transferred the portion of the allowance for loan losses related to undisbursed lines of credit to other liabilities.

Merchants recorded a provision expense of $1.53 million during 2008 compared to $1.15 million during 2007. The increase in the provision is primarily a result of strong loan growth, an increase in non-performing loans and net charge-offs during the year combined with continued economic uncertainty. Merchants did not consider additions to the allowance necessary from 2004 to 2006 primarily due to the following: a large percentage of the growth in the loan portfolio had been in less risky residential categories; Merchants loss experience had been relatively low; and non-performing assets had remained at consistently low levels.

The following table reflects Merchants' nonperforming asset and coverage ratios as of the dates indicated:

	2008	2007	2006	2005	2004
NPL to total loans	1.37%	1.26%	0.39%	0.39%	0.57%
NPA to total assets	0.93%	0.83%	0.26%	0.22%	0.32%
Allowance for loan losses to total loans	1.05%	1.09%	1.00%	1.17%	1.29%
Allowance for loan losses to NPL	76%	87%	256%	300%	225%

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

The Loan Committee and the credit department regularly monitor Merchants' loan portfolio. The entire loan portfolio, as well as individual loans, is reviewed for loan performance, compliance with internal policy requirements and banking regulations, creditworthiness, and strength of documentation. Merchants monitors loan concentrations by individual borrowers, industries and loan types. As part of the annual credit policy review process, targets are set by loan type for the total portfolio. Credit risk ratings assessing inherent risk in individual loans are assigned to commercial loans at origination and are routinely reviewed by lenders and management on a periodic basis according to total exposure and risk rating. These internal reviews assess the adequacy of all aspects of credit administration, plus Merchants maintains an on-going active monitoring process of loan performance during the year. In addition, Merchants has hired external loan review firms to assist in monitoring both the commercial and residential loan portfolios. During 2008 the commercial loan review firm reviewed approximately 60% (in dollar volume) of Merchants' commercial loan portfolio. These comprehensive reviews assessed the accuracy of the Bank's risk rating system as well as the effectiveness of credit administration in managing overall credit risks.

All loan officers are required to service their loan portfolios and account relationships. Loan officers or the credit department personnel take remedial actions to assure full and timely payment of loan balances as necessary, with the supervision of the Senior Lender and the Senior Credit Officer.

RELATED PARTY TRANSACTIONS

Merchants engages in banking transactions with certain of its directors and officers, and certain of their affiliates. During 2008 Merchants obtained legal services from a firm associated with one of its directors totaling $18 thousand; and project management services from a firm associated with one of its directors totaling $77 thousand. Merchants obtained insurance during 2008 through an insurance agency ("Agency") of which a director of Merchants Bank is president. In 2008, payments to the Agency totaled $519 thousand, of which $134 thousand is commissions and the remainder is specifically for premiums. Merchants obtains these services on terms that are comparable to those that it would obtain from unaffiliated third parties.

At December 31, 2008, Merchants had loans outstanding to directors, executive officers, and associates of such persons totaling $3.54 million. It is the policy of Merchants to make these loans on substantially the same terms, including interest rates and collateral, as those prevailing for comparable lending transactions with other persons. As of December 31, 2008, all loans to directors, officers, and certain of their affiliates, were performing in accordance with their contractual terms.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In March 2008, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 161 "Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133." SFAS No. 161 requires enhanced disclosures about an entity's derivative and hedging activities and thereby improves the transparency of financial reporting. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS No. 161 is not expected to have a material impact on our financial condition or results of operations.

In November 2007, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 109, "Written Loan Commitments Recorded at Fair Value Through Earnings." SAB No. 109 provides views on the accounting for written loan commitments recorded at fair value under GAAP.  SAB No. 109 supersedes SAB No. 105, "Application of Accounting Principles to Loan Commitments." Specifically, SAB No. 109 states that the expected net future cash flows related to the associated servicing of a loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. The provisions of SAB No. 109 are applicable on a prospective basis to written loan commitments recorded at fair value under GAAP that are issued or modified in fiscal quarters beginning after December 15, 2007. SAB No. 109 is not expected to have a material impact on our financial condition or results of operations.

In June 2007, the FASB ratified a consensus reached by the Emerging Issues Task Force ("EITF") on Issue No. 06-11, "Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards," which clarifies the accounting for income tax benefits related to the payment of dividends on equity-classified employee share-based payment awards that are charged to retained earnings under SFAS No. 123(R). The EITF concluded that a realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity classified nonvested equity shares, nonvested equity share units and outstanding equity share options should be recognized as an increase to additional paid-in capital.  EITF Issue No. 06-11 should be applied prospectively to the income tax benefits that result from dividends on equity-classified employee share-based payment awards that are declared in fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. Retrospective application to previously issued financial statements is prohibited. EITF Issue No. 06-11 is not expected to have a material impact on our financial condition or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets." This Statement was issued to simplify the accounting for servicing rights and to reduce the volatility that results from using different measurement attributes. SFAS No. 156 requires companies to recognize a servicing asset or servicing liability each time they undertake an obligation to service a financial asset by entering into a servicing contract. The Statement permits a company to choose either the amortized cost method or fair value measurement method for each class of separately recognized servicing assets. This statement is effective as of the beginning of a company's first fiscal year after September 15, 2006. The adoption of SFAS No. 156 is not expected to have a material effect on our consolidated financial position, results of operations or cash flows.

LIQUIDITY AND CAPITAL RESOURCE MANAGEMENT

General

Liquidity, as it pertains to banking, can be defined as the ability to meet cash commitments at all times in the most economical way to satisfy loan demand and deposit withdrawal needs, and to meet other business opportunities that require cash. Sources of liquidity for banks include short-term liquid assets, cash generated from loan repayments and amortization, borrowing, deposit generation and earnings. Merchants has a number of sources of liquid funds, including $44 million in available Federal Funds lines of credit with correspondent banks at year-end 2008; an overnight line of credit with the FHLB of $5 million; an estimated additional borrowing capacity with the FHLB of $44 million; and the ability to borrow through the use of repurchase agreements, collateralized by Merchants' investments, with certain approved counterparties. Additionally, Merchants established a borrowing facility with the Federal Reserve Bank enabling Merchants to borrow at the discount window. Merchants' investment portfolio, which totaled $431.61 million at December 31, 2008, is actively managed by the Merchants' Asset Liability Committee ("ALCO") and is a strong source of cash flow for Merchants. At December 31, 2008, $183.22 million of the portfolio was pledged for repurchase agreements and other specific relationships. The portfolio is fairly liquid, and is available to be used as a source of funds, if needed.

Contractual Obligations

Merchants has certain long-term contractual obligations, including long-term debt agreements, operating leases for branch operations, and time deposits. The maturity schedules for these obligations are as follows:

(In thousands)	Less than One year	One Year To Three Years	Three Years To Five Years	Over Five Years	Total
Debt maturities	$ 42,561	$43,610	$10,155	$22,317	$118,643
Securities sold under agreement to repurchase, long-term	--	--	51,500	2,500	54,000
Junior subordinated debentures	--	--	--	20,619	20,619
Operating lease payments	1,000	1,581	1,284	3,688	7,553
Time deposits	358,131	16,768	10,222	--	385,121
	$401,692	$61,959	$73,161	$49,124	$585,936

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

Exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and financial guarantees written is represented by the contractual amount of those instruments. Merchants uses the same credit policies in making commitments as it does for on-balance sheet instruments. The contractual amounts of these financial instruments at December 31, 2008 are as follows:

(In thousands)	Contractual Amount
Financial Instruments Whose Contract Amounts Represent Credit Risk:
Commitments to Originate Loans	$ 7,943
Unused Lines of Credit	146,650
Standby Letters of Credit	3,904
Loans Sold with Recourse	145
Equity Commitments to Affordable Housing Limited Partnerships	1,441

Commitments to originate loans are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments to originate loans generally have expiration dates within 60 days of the commitment. Unused lines of credit have expiration dates ranging from one to two years from the date of the commitment. Since a portion of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent a future cash requirement. Merchants evaluates each customer's creditworthiness on a case-by-case basis. Upon extension of credit, Merchants obtains an appropriate amount of real and/or personal property as collateral based on management's credit evaluation of the counterparty.

FASB Interpretation No. 45 ("FIN No. 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others; an Interpretation of FASB Statements No. 5, 57, and 107, and rescission of FASB Interpretation No. 34," requires certain disclosures and liability-recognition for the fair value at issuance of guarantees that fall within its scope. Under FIN No. 45, Merchants does not issue any guarantees that would require liability-recognition or disclosure, other than its standby letters of credit. Merchants has issued conditional commitments in the form of standby letters of credit to guarantee payment on behalf of a customer and guarantee the performance of a customer to a third party. Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit totaled approximately $3.90 million and $5.22 million at December 31, 2008 and 2007, respectively, and represent the maximum potential future payments Merchants could be required to make. Typically, these instruments have terms of 12 months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance sheet instruments. Merchants' policies governing loan collateral apply to standby letters of credit at the time of credit extension. Loan-to-value ratios are generally consistent with loan-to-value requirements for other commercial loans secured by similar types of collateral. The fair value of Merchants' standby letters of credit at December 31, 2008 and 2007 was insignificant.

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

Capital Resources

In general, capital growth is essential to support deposit and asset growth and to ensure the strength and safety of Merchants. Net income increased Merchants' capital by $11.92 million in 2008, $10.86 million in 2007 and $10.87 million in 2006. Payment of dividends decreased Merchants' capital by $6.80 million, $6.90 million and $7.04 million during 2008, 2007 and 2006, respectively. In December 2004, Merchants, through a newly formed subsidiary business trust, privately placed $20 million in capital securities as part of pooled trust preferred program. These capital securities have certain features that make them an attractive funding vehicle. The securities qualify as regulatory capital under regulatory adequacy guidelines, and are included in capital in the table below.

Stock repurchases decreased Merchants' capital by $2.02 million during 2008, and by $3.48 million during 2007. In addition, changes in the market value of Merchants' available for sale investment portfolio, net of tax, increased capital by $2.27 million in 2008 and $3.61 million in 2007. Merchants' pre-tax unrecognized net actuarial loss in its pension plan was $4.48 million at December 31, 2008, which resulted in a cumulative after-tax charge to equity of $2.91 million. Merchants unrealized loss on the interest rate swap, net of taxes, at December 31, 2008, reduced capital by $453 thousand.

As of December 31, 2008, the most recent notification from the FDIC categorized Merchants Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed Merchants Bank's category. To be considered well capitalized under the regulatory framework for prompt corrective action, Merchants Bank must maintain minimum Tier 1 Leverage, Tier 1 Risk-Based and Total Risk-Based Capital ratios. The ratios for Merchants are set forth below:

			For Capital
(In thousands)	Actual		Adequacy Purposes
	Amount	Percent	Amount	Percent
Tier 1 Leverage Capital(1)	$ 97,968	7.42%	$52,834	4%
Tier 1 Risk-Based Capital(1)	97,968	11.99%	32,676	4%
Total Risk-Based Capital(1)	107,279	13.13%	65,351	8%
Tangible Capital	79,697	5.94%	N/A	N/A

(1)

Capital amounts include $20 million in trust preferred securities issued in December 2004. These hybrid securities qualify as regulatory capital up to certain regulatory limits.

As part of Merchants' decision making process regarding participation in the TARP, capital modeling was performed by management and shared with the Board. The capital modeling included a number of different scenarios including the estimated effect on capital levels and ratios of participating or not participating in the TARP, as well as the effect of increased loss levels in the future, and the possibility of raising private equity, among other scenarios. Merchants concluded that its capital position is strong, and will remain strong in the future, and that the best course of action to preserve capital was to control balance sheet growth by allowing amortization and prepayments from the investment portfolio to fund potential loan growth, and to be less active in the stock repurchase program.

In January 2007 Merchants' Board of Directors approved a stock repurchase program, pursuant to which Merchants may repurchase 200,000 shares of its stock from time to time through January 2008. At its meeting in January 2009, the Board extended the program through January 2010. Through December 31, 2008, Merchants purchased 143,475 shares of its common stock on the open market under the program at an average per share price of $22.94.

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

Market Risk

Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates or prices such as interest rates, foreign currency exchange rates, commodity prices, and equity prices. Merchants' primary market risk exposure is interest rate risk. An important component of Merchants' asset and liability management process is the ongoing monitoring and management of this risk, which is governed by established policies that are reviewed and approved annually by

Merchants Bank's Board of Directors. The Investment policy details the types of securities that may be purchased, and establishes portfolio limits and maturity limits for the various sectors. The Investment policy also establishes specific investment quality limits. Merchants Bank's Board of Directors has established a board level Asset and Liability Committee, which delegates responsibility for carrying out the asset/liability management policies to the management level Asset and Liability Committee ("ALCO"). The ALCO, chaired by the Chief Financial Officer and composed of members of senior management, develops guidelines and strategies impacting Merchants' asset and liability management related activities based upon estimated market risk sensitivity, policy limits and overall market interest rate levels and trends. The ALCO manages the investment portfolio. As the portfolio has grown, the ALCO has used portfolio diversification as a way to mitigate the risk of being too heavily invested in any single asset class. Merchants continued to work to maximize net interest income while mitigating risk during 2008 through further repositioning of the investment portfolio, selective sales of specific securities, as well as carefully monitoring the overall duration and average life of the portfolio, and monitoring individual securities, among other strategies. Merchants has an outside investment advisory firm which helps it identify opportunities for increased yield, without significantly increasing risk, in the investment portfolio. The firm specializes in stable value and fixed income portfolios, and has a staff of investment professionals who research and track each bond. The ALCO and the investment advisor have frequent conference calls to discuss portfolio activity and to set future strategy. Additionally, any specific bonds or sectors that require additional attention are discussed on these calls.

Merchants holds one bond with a par value of $1.86 million and a book value of $1.50 million that is classified as "sub-prime" and was downgraded during 2008. As mentioned previously, Merchants wrote this security down to its estimated fair value during the fourth quarter of 2008 and recorded a pre-tax other than temporary impairment charge of $369 thousand. Although the bond is insured by Ambac, the re-insurer has come under stress in the current economic environment and Ambac was downgraded during the fourth quarter of 2008. The bond held by Merchants was subsequently downgraded. Based on further analysis performed in the fourth quarter Merchants determined that the bond was other than temporarily impaired and took the charge discussed above.

Interest Rate Risk

Interest rate risk is the exposure to a movement in interest rates, which, as described above, affects Merchants' net interest income. Asset and liability management is governed by policies reviewed and approved annually by Merchants Bank's Board of Directors. The ALCO meets frequently to review and develop asset/liability management strategies and tactics.

The ALCO is responsible for evaluating and managing the interest rate risk which arises naturally from imbalances in repricing, maturity and cash flow characteristics of Merchants' assets and liabilities. Techniques used by the ALCO take into consideration the cash flow and repricing attributes of balance sheet and off-balance sheet items and their relation to possible changes in interest rates. The ALCO manages interest rate exposure primarily by using on-balance sheet strategies, generally accomplished through the management of the duration, rate sensitivity and average lives of Merchants' various investments, and by extending or shortening maturities of borrowed funds, as well as carefully managing and monitoring the pricing of loans and deposits. The ALCO also considers the use of off-balance sheet strategies, such as interest rate caps and floors and interest rate swaps, to help minimize the Company's exposure to changes in interest rates. By using derivative financial instruments to hedge exposures to changes in interest rates Merchants exposes itself to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes Merchants, which creates credit risk for Merchants. Merchants minimizes the credit risk in derivative instruments by entering into transactions only with high-quality counterparties. The market risk associated with interest-rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.

In late 2007 and early 2008 Merchants took advantage of the steepened yield curve to add some leverage to the balance sheet. Merchants borrowed $122.00 million during 2008 in a mix of bullet and amortizing FHLB advances, as well as structured repurchase agreements. The structured repurchase agreements total $54 million and have a five year final maturity, are callable in two or three years, and have embedded caps or double caps that will provide additional protection if rates start to move up.

The ALCO is responsible for ensuring that Merchants Bank's Board of Directors receives accurate information regarding Merchants' interest rate risk position at least quarterly. The investment advisory firm and ALCO consultant meet collectively with the board and management level Asset and Liability Committees on a quarterly basis. During these meetings the ALCO consultant reviews Merchants' current position and discusses future strategies, as well as reviewing the result of rate shocks of its balance sheet and a variety of other analyses. The investment advisor reports on the overall performance of the portfolio and performs modeling of the cash flow, effective duration, and yield characteristics of the portfolio under various interest rate scenarios; and also reviews and provides detail on individual holdings in the portfolio.

As of December 31, 2008 Merchants' one-year static gap position was a $148.39 million liability sensitive position, a large decrease from the $247.17 million liability sensitive position at December 31, 2007. This change is primarily a result of changes in assumptions related to prepayments for residential mortgages and MBS in the current low interest rate environment. Merchants has established a target range for the change in net interest income, given a parallel 200 basis point change in interest rates, of zero to 7.5%. The net interest income simulation as of December 31, 2008 showed that the change in net interest income for the next 12 months from Merchants' expected or "most likely" forecast was as follows:

Rate Change	Percent Change in Net Interest Income
Up 200 basis points	0.20%
Down 200 basis points	(0.41%)

All risk levels were within policy guidelines. The analysis assumes a static balance sheet and parallel yield curve shifts from December 31, 2008 interest rate levels. Under the current rate scenario net interest income is projected to trend downward over the first year as assets are reinvested at lower yields than in previous quarters. As rates increase with a parallel yield curve shift net interest income is projected to trend slightly higher than the base case scenario as faster projected prepayment speeds on mortgage-backed assets are reinvested at higher rates. A flattening yield curve as rates rise poses the greatest risk to the balance sheet. As rates fall with a parallel yield curve shift net interest income is projected to decrease slightly over year one as accelerated prepayment speeds cause lower repricing levels for assets. The degree to which this exposure materializes will depend, in part, on Merchants' ability to manage deposit and loan rates as interest rates rise or fall.

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

The most significant factor affecting market risk exposure of net interest income during the year ended December 31, 2008 was the current global economic crisis and the U.S. Government's response. Interest rates plummeted during 2008 as the global economy slowed at unprecedented levels, unemployment levels soared, delinquencies on all types of loans increased along with decreased consumer confidence and dramatic declines in housing prices.  Net interest income exposure is also significantly affected by the shape and level of the U.S. Government securities and interest rate swap yield curve, and changes in the size and composition of the loan, investment and deposit portfolios. During 2008, the two year treasury decreased by 229 basis points and the ten year treasury decreased by 179 basis points, the spread between the two year and the ten year treasuries ended the year at 149 basis points, compared to 99 basis points at December 31, 2007.

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

Merchants' interest rate sensitivity gap ("gap") is pictured below as of December 31, 2008. Interest rate gap analysis provides a static view of the maturity and repricing characteristics of Merchants' on and off-balance sheet positions. Gap is defined as the difference between assets and liabilities repricing or maturing within specified periods. An asset-sensitive position (positive gap) indicates that there are more rate-sensitive assets than rate-sensitive liabilities repricing or maturing within a specified time period, which would imply a favorable impact on net interest income during periods of rising interest rates. Conversely, a liability-sensitive position (negative gap) generally implies a favorable impact on net interest income during periods of falling interest rates. There are certain limitations inherent in a static gap analysis. These limitations include the fact that it is a static measurement and that it does not reflect the degree to which interest earning assets and interest bearing deposits may respond non-proportionally to changes in market interest rates. Although the ALCO reviews all assumptions used in the model in detail, assets and liabilities do not always have clear repricing dates, and may reprice earlier or later than assumed in the model.

	Repricing Date
(In thousands)	One Day To Six Months	Over Six Months To One Year	One Year To Five Years	Over Five Years	Total
Interest-earning assets
Loans	$ 278,858	$ 96,757	$ 390,357	$ 81,155	$ 847,127
U.S. Treasury & Agency Securities	1,425	1,068	4,862	--	7,355
Mortgage Backed Securities and Collateralized Mortgage Obligations	119,098	85,760	157,783	41,268	403,909
Other securities	13,081	1,305	13,968	514	28,868
Interest bearing cash equivalents	100	--	--	11	111
Total interest-earning assets	$ 412,562	$ 184,890	$ 566,970	$ 122,948	$1,287,370
Interest-bearing liabilities:
Interest-bearing deposits	401,370	159,327	27,205	225,167	813,069
Short-term borrowings	124,408	--	--	--	124,408
Long-term debt	17,220	43,512	129,030	3,500	193,262
Total interest-bearing liabilities	$ 542,998	$ 202,839	$ 156,235	$ 228,667	$1,130,739
Cumulative Gap	$ (130,436)	$ (148,385)	$ 262,350	$ 156,631
Cumulative Gap as a % of average earning assets	(10.69)%	(12.16)%	21.50%	12.83%

Based on historical experience and Merchants' internal repricing policies, it is Merchants' practice to present repricing of statement savings, savings deposits, Free Checking for Life and NOW account balances in the "One Year to Five Years" category. Merchants' experience has shown that the rates on these deposits tend to be less rate-sensitive than other types of deposits.

Credit Risk

The Board of Directors reviews and approves Merchants' loan policy on an annual basis. Among other things, the loan policy establishes restrictions regarding the types of loans that may be granted, and the distribution of loan types within Merchants' portfolio. Merchants Bank's Board of Directors grants each loan officer the authority to originate loans on behalf of Merchants, subject to certain limitations. These authorized lending limits are reviewed at least annually and are based upon the lender's knowledge and experience. Loan requests that exceed a lender's authority require the signature of Merchants' Credit Division Manager, Senior Loan Officer, and/or President. All extensions of credit of $2.5 million or greater to any one borrower or related party interest are reviewed and approved by the Loan Committee of Merchants Bank's Board of Directors. Merchants' loan portfolio is continuously monitored for performance, creditworthiness and strength of documentation through the use of a variety of management reports and the assistance of an external loan review firms. Credit ratings are assigned to commercial loans and are routinely reviewed. Loan officers, under the supervision of the Senior Lender and Senior Credit Officer, take remedial actions to assure full and timely payment of loan balances when necessary. Merchants' policy is to discontinue the accrual of interest on loans when scheduled payments become contractually past due 90 or more days and the ultimate collectability of principal or interest become doubtful. In certain instances the accrual of interest is discontinued prior to 90 days past due if management determines that the borrower will not be able to continue making timely payments.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Merchants Bancshares, Inc.
Consolidated Balance Sheets

			December 31,	December 31,
	(In thousands except share and per share data)		2008	2007
	ASSETS
	Cash and cash equivalents		$ 36,145	$ 29,720
	Federal funds sold and other short-term investments		111	20,100
	Total cash and cash equivalents		36,256	49,820
	Investments:
	Securities available for sale, at fair value		429,872	361,512
	Securities held to maturity (fair value of $1,810 and $4,283)		1,737	4,078
	Total investments		431,609	365,590
	Loans		847,127	731,508
	Less: Allowance for loan losses		8,894	8,002
	Net loans		838,233	723,506
	Federal Home Loan Bank stock		8,523	5,114
	Bank premises and equipment, net		11,561	11,484
	Investment in real estate limited partnerships		5,364	7,215
	Other assets		9,664	8,014
	Total assets		$ 1,341,210	$ 1,170,743
	LIABILITIES
	Deposits:
	Demand deposits		$ 117,728	$ 123,344
	Savings, NOW and money market accounts		427,948	411,321
	Time deposits $100 thousand and greater		113,984	85,738
	Other time deposits		271,137	247,034
	Total deposits		930,797	867,437
	Securities sold under agreements to repurchase and other short-term debt		124,408	98,917
	Securities sold under agreements to repurchase, long-term		54,000	41,500
	Other long-term debt		118,643	62,117
	Junior subordinated debentures issued to unconsolidated subsidiary trust		20,619	20,619
	Other liabilities		13,046	4,846
	Total liabilities		1,261,513	1,095,436
	Commitments and contingencies (Note 14)
	SHAREHOLDERS' EQUITY
	Preferred stock Class A non-voting
	Shares authorized - 200,000, none outstanding		--	--
	Preferred stock Class B voting
	Shares authorized - 1,500,000, none outstanding		--	--
	Common stock, $.01 par value		67	67
	Shares authorized	10,000,000
Issued	As of December 31, 2008 and December 31, 2007	6,651,760
Outstanding	As of December 31, 2008	5,737,428
	As of December 31, 2007	5,770,948
	Capital in excess of par value		36,862	37,264
	Retained earnings		57,689	52,570
	Treasury stock, at cost		(19,853)	(19,214)
	As of December 31, 2008	914,332
	As of December 31, 2007	880,812
	Deferred compensation arrangements		6,117	6,042
	Accumulated other comprehensive loss		(1,185)	(1,422)
	Total shareholders' equity		79,697	75,307
	Total liabilities and shareholders' equity		$ 1,341,210	$ 1,170,743

See accompanying notes to consolidated financial statements.

Merchants Bancshares, Inc.
Consolidated Statements of Income

	Years Ended December 31,
(In thousands except share and per share data)	2008	2007	2006
INTEREST AND DIVIDEND INCOME:
Interest and fees on loans	$ 46,611	$ 47,269	$ 43,446
Investment income:
Interest on debt securities	21,392	15,096	17,709
Dividends	228	352	467
Interest on fed funds sold, short term investments and
interest bearing deposits	351	1,882	375
Total interest and dividend income	68,582	64,599	61,997

INTEREST EXPENSE:
Savings, NOW and money market accounts	3,876	4,779	5,191
Time deposits $100 thousand and greater	2,826	2,816	2,025
Other time deposits	9,544	10,365	7,453
Securities sold under agreement to repurchase and other short-term debt	1,686	3,503	4,060
Long-term debt	6,997	4,923	4,560
Total interest expense	24,929	26,386	23,289
Net interest income	43,653	38,213	38,708
Provision for loan losses	1,525	1,150	--
Net interest income after provision for loan losses	42,128	37,063	38,708

NONINTEREST INCOME:
Trust company income	1,831	1,957	1,763
Service charges on deposits	5,437	5,474	5,276
Net losses on investment securities	(287)	(97)	(464)
Equity in losses of real estate limited partnerships	(1,849)	(1,484)	(1,535)
Other	3,526	3,494	3,148
Total noninterest income	8,658	9,344	8,188

NONINTEREST EXPENSES:
Salaries and wages	13,730	12,211	12,226
Employee benefits	3,873	3,421	3,923
Occupancy expense	3,440	3,252	3,180
Equipment expense	2,642	2,761	2,841
Legal and professional fees	2,449	2,411	2,432
Marketing	1,652	1,199	1,455
State franchise taxes	1,066	992	941
Other real estate owned	12	383	52
Other	6,237	5,658	5,674
Total noninterest expenses	35,101	32,288	32,724

Income before provision for income taxes	15,685	14,119	14,172
Provision for income taxes	3,768	3,261	3,301
NET INCOME	$ 11,917	$ 10,858	$ 10,871

Basic earnings per common share	$ 1.96	$ 1.77	$ 1.73
Diluted earnings per common share	$ 1.96	$ 1.76	$ 1.73

Weighted average common shares outstanding	6,069,653	6,148,494	6,275,709
Weighted average diluted shares outstanding	6,079,274	6,164,441	6,299,763

See accompanying notes to consolidated financial statements.

Merchants Bancshares, Inc.
Consolidated Statements of Comprehensive Income

	Years Ended December 31,
(In thousands)	2008	2007	2006
Net income	$ 11,917	$ 10,858	$ 10,871
Other comprehensive income, net of tax:
Change in net unrealized gain on securities available for sale, net of taxes of $1,123, $1,911, and $342	2,086	3,548	636
Reclassification adjustments for net securities losses included in net income, net of taxes of $101, $34, and $162	186	63	302
Impact of transfer of securities from available for sale to held to maturity, net of taxes of $0, $0, and $1	--	--	1
Change in net unrealized loss on interest rate swaps, net of taxes of $(244), $0, and $0	(453)	--	--
Pension liability adjustment, net of taxes of $(845), $229, and $0	(1,582)	426	--
Minimum pension liability adjustment, net of taxes of $0, $0, and $132	--	--	246
Other comprehensive income	237	4,037	1,185
Comprehensive income	$ 12,154	$ 14,895	$ 12,056

See accompanying notes to consolidated financial statements.

Merchants Bancshares, Inc.
Consolidated Statements of Changes in Shareholders' Equity
For the Years Ended December 31, 2008, 2007, and 2006

						Accumulated
		Capital in			Deferred	Other
	Common	Excess of	Retained	Treasury	Compensation	Comprehensive
(In thousands except per share data)	Stock	Par Value	Earnings	Stock	Arrangements	Loss	Total
Balance at December 31, 2005	$ 67	$ 37,328	$ 43,965	$ (13,733)	$ 5,414	$ (6,644)	$ 66,397
Cumulative adjustment to beginning retained earnings under SAB No. 108 (Note 17)	--	--	810	--	--	--	810
Adjusted balance at January 1, 2006	$ 67	$ 37,328	$ 44,775	$ (13,733)	$ 5,414	$ (6,644)	$ 67,207
Net income	--	--	10,871	--	--	--	10,871
Reclassification of unearned compensation related to risk
premium shares upon adoption of SFAS 123(R)	--	(82)	--	--	82	--	--
Dividends paid ($1.12 per share)	--	--	(7,037)	--	--	--	(7,037)
Purchase of treasury stock	--	--	--	(3,993)	--	--	(3,993)
Sale of treasury stock	--	2	--	9	--	--	11
Director's deferred compensation, net	--	(12)	--	282	(12)	--	258
Shares issued under stock plans, net of excess tax benefit	--	(9)	--	360	--	--	351
Stock option expense	--	10	--	--	--	--	10
Dividend reinvestment plan	--	176	--	309	349	--	834
Other comprehensive income	--	--	--	--	--	1,185	1,185
Balance at December 31, 2006	$ 67	$ 37,413	$ 48,609	$ (16,766)	$ 5,833	$ (5,459)	$ 69,697
Net income	--	--	10,858	--	--	--	10,858
Dividends paid ($1.12 per share)	--	--	(6,897)	--	--	--	(6,897)
Purchase of treasury stock	--	--	--	(3,483)	--	--	(3,483)
Sale of treasury stock	--	--	--	12	--	--	12
Director's deferred compensation, net	--	14	--	268	(144)	--	138
Shares issued under stock plans, net of excess tax benefit	--	(152)	--	322	--	--	170
Stock option expense	--	16	--	--	--	--	16
Dividend reinvestment plan	--	(27)	--	433	353	--	759
Other comprehensive income	--	--	--	--	--	4,037	4,037
Balance at December 31, 2007	$ 67	$ 37,264	$ 52,570	$ (19,214)	$ 6,042	$ (1,422)	$ 75,307
Net income	--	--	11,917	--	--	--	11,917
Dividends paid ($1.12 per share)	--	--	(6,798)	--	--	--	(6,798)
Purchase of treasury stock	--	--	--	(2,018)	--	--	(2,018)
Sale of treasury stock	--	(1)	--	7	--	--	6
Director's deferred compensation, net	--	19	--	349	(274)	--	94
Shares issued under stock plans, net of excess tax benefit	--	(310)	--	480	--	--	170
Stock option expense	--	35	--	--	--	--	35
Dividend reinvestment plan	--	(145)	--	543	349	--	747
Other comprehensive income	--	--	--	--	--	237	237
Balance at December 31, 2008	$ 67	$ 36,862	$ 57,689	$ (19,853)	$ 6,117	$ (1,185)	$ 79,697

See accompanying notes to consolidated financial statements.

Merchants Bancshares, Inc.
Consolidated Statements of Cash Flows

For the years ended December 31,	2008	2007	2006
(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 11,917	$ 10,858	$ 10,871
Adjustments to reconcile net income to net cash provided by
Operating activities:
Provision for loan losses	1,525	1,150	--
Deferred tax benefit	(1,442)	(976)	(83)
Depreciation and amortization	2,213	2,993	4,073
Stock option expense	35	16	10
Net losses on investment securities	287	97	464
Proceeds from sales of loans, net	151	1,262	--
Gains from sales of loans, net	(55)	(150)	--
Net losses on disposition of premises and equipment	9	10	8
Net gains on sales of other real estate owned	(62)	(41)	--
Equity in losses of real estate limited partnerships, net	1,849	1,744	1,690
Changes in assets and liabilities:
Decrease (increase) in interest receivable	(228)	108	(268)
(Increase) decrease in other assets	(1,915)	(1,619)	817
Increase (decrease) in interest payable	48	238	(544)
Increase (decrease) in other liabilities	(1,320)	1,187	1,161
Increase in deferred gain on real estate sale	3,991	--	--
Net cash provided by operating activities	17,003	16,877	18,199

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investment securities available for sale	27,009	6,417	22,024
Proceeds from maturities of investment securities available for sale	82,194	71,013	77,146
Proceeds from maturities of investment securities held to maturity	2,344	1,539	2,053
Proceeds from redemption of Federal Home Loan Bank stock	--	372	3,872
Purchases of investment securities available for sale	(174,844)	(100,417)	(51,047)
Loan originations in excess of principal payments	(113,372)	(43,894)	(83,470)
Purchases of Federal Home Loan Bank stock	(3,409)	--	(462)
Proceeds from sales of premises and equipment	2,000	--	--
Proceeds from sales of other real estate owned	537	299	54
Proceeds from sale of real estate limited partnership investment	--	1,141	--
Real estate limited partnership investments	--	(36)	(1,254)
Gain on sale of real estate limited partnership investment	--	(259)	--
Purchases of bank premises and equipment	(3,103)	(846)	(2,481)
Net cash used in investing activities	(180,644)	(64,671)	(33,565)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	63,360	(9,915)	22,776
Net increase (decrease) in short-term borrowings	29,833	(1,833)	(48,988)
Proceeds from long-term debt	89,500	23,825	30,000
Net increase in securities sold under agreement to repurchase-short term	(4,342)	10,203	86,547
Net increase in securities sold under agreement to repurchase-long term	12,500	21,500	--
Principal payments on long-term debt	(32,974)	(15,571)	(31,901)
Cash dividends paid	(6,052)	(6,138)	(6,203)
Purchases of treasury stock	(2,018)	(3,483)	(3,993)
Sale of treasury stock	6	12	11
Increase in deferred compensation arrangements	94	138	258
Proceeds from exercise of stock options	151	155	231
Tax benefit from exercise of stock options	19	15	120
Net cash provided by financing activities	150,077	18,908	48,858

(Decrease) increase in cash and cash equivalents	(13,564)	(28,886)	33,492
Cash and cash equivalents beginning of year	49,820	78,706	45,214
Cash and cash equivalents end of year	$ 36,256	$ 49,820	$ 78,706

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Total interest payments	$ 24,881	$ 26,148	$ 23,833
Total income tax payments	5,371	3,800	2,322
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Distribution of stock under deferred compensation arrangements	349	268	282
Distribution of treasury stock in lieu of cash dividend	747	759	834
Sale leaseback loan origination	3,700	--	--
Transfer of loans to other real estate owned	802	475	312

See accompanying notes to consolidated financial statements.

Merchants Bancshares, Inc.

Notes to Consolidated Financial Statements

December 31, 2008, 2007 and 2006

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Merchants Bancshares, Inc. and its wholly owned subsidiaries Merchants Bank and Merchants Properties, Inc. (which dissolved in 2008), as well as Merchants Bank's wholly owned subsidiary Merchants Trust Company (collectively "Merchants"). The assets of Merchants Properties, Inc. were sold at the end of the 2007 and the corporation was dissolved during 2008. All material intercompany accounts and transactions are eliminated in consolidation. Merchants Bank and Merchants Trust Company offer a full range of deposit, loan, cash management, and trust services to meet the financial needs of individual consumers, businesses and municipalities at 34 full-service banking offices throughout the state of Vermont as of December 31, 2008.

Management's Use of Estimates in Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of income and expenses during the reporting periods. The most significant estimates include those used in determining the allowance for loan losses, income taxes, interest income recognition on loans and investments and analysis of other than temporary impairment of our investment securities portfolio. Operating results in the future may vary from the amounts derived from management's estimates and assumptions.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand, amounts due from banks, Federal Funds sold and other short-term investments, with maturities at time of purchase of less than 90 days, in the accompanying consolidated statements of cash flows.

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

Federal Home Loan Bank System

Merchants is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank ("FHLB") provides a central credit facility primarily for member institutions. Member institutions are required to acquire and hold shares of capital stock in the FHLB in an amount at least equal to the sum of 0.35% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year and 4.5% of its advances (borrowings) from the FHLB. Merchants was in compliance with this requirement with an investment in FHLB stock at December 31, 2008 of $8.52 million. At December 31, 2008, Merchants had approximately $146.64 million in FHLB advances.

On January 28, 2009, the FHLB of Boston ("FHLBB") notified its members via a letter from its president of its focus on preserving capital in response to ongoing market volatility. The letter outlined that actions taken by the FHLBB included an excess stock repurchase moratorium, an increased retained earnings target, and quarterly dividend payout restrictions. On February 26, 2009 the FHLBB announced a 2008 loss and suspended its quarterly dividend indefinitely. During 2008 Merchants recorded $228 thousand in dividends from the FHLBB.

Loans

Loans are carried at the principal amounts outstanding net of the allowance for loan losses, and net of deferred loan costs and fees. Deferred loan costs and fees are amortized over the estimated lives of the loans using the interest method.

Allowance for Credit Losses

The Allowance for Credit Losses ("Allowance") is comprised of the Allowance for Loan Losses and the Reserve for Undisbursed Lines of Credit, and is based on management's estimate of the amount required to reflect the known and inherent risks in the loan portfolio. The Allowance is based on management's systematic periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions.

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

While a loan is classified as nonaccrual and the future collectability of the recorded loan balance is uncertain, any payments received are generally applied to reduce the principal balance. When the future collectability of the recorded loan balance is expected, interest income may be recognized on a cash basis. In the case where a nonaccrual loan had been partially charged-off, recognition of interest on a cash basis is limited to that which would have been recognized on the recorded loan balance at the contractual interest rate. Interest collections in excess of that amount are recorded as recoveries to the Allowance until prior charge-offs have been fully recovered.

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

Income Taxes

Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. Low-income housing tax credits and historic rehabilitation credits are recognized as a reduction of income tax expense in the year in which they are earned. Interest and penalties for 2008 and 2007 were insignificant and were classified as other noninterest expense in Merchants' consolidated statements of income.

Investments in Real Estate Limited Partnerships

Merchants has investments in various real estate limited partnerships that acquire, develop, own and operate low and moderate-income housing. Merchants' ownership interest in these limited partnerships ranges from 3.3% to 99% as of December 31, 2008. Merchants accounts for its investments in limited partnerships, where Merchants neither actively participates nor has a controlling interest, under the equity method of accounting. During 2007, Merchants sold the only limited partnership in which it was a general partner. Prior to the sale, Merchants consolidated the financial statements of the limited partnership as it was the general partner, was actively involved in management, and had a controlling interest.

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

Stock-Based Compensation

Merchants has granted stock options to certain key employees. The options are exercisable immediately after the vesting period. Stock options may be granted at any price determined by the Nominating and Governance Committee of Merchants' Board of Directors. Merchants recognizes as expense the grant date fair value of stock options over the requisite service period.

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

Employee Benefit Costs

Prior to 1995 Merchants maintained a non-contributory pension plan covering substantially all employees that met eligibility requirements. The plan was curtailed in 1995. The cost of this plan, based on actuarial computations of current and future benefits, is charged to current operating expenses. Effective December 31, 2006, Merchants adopted Statement of Financial Accounting Standards ("SFAS") No. 158, "Employers' Accounting for Defined Benefit Pension and Other Post Retirements Plans - An Amendment of Financial Accounting Standards Board ("FASB") Statements No. 87, 88, 106 and 132 (R)", which requires the recognition of the overfunded or underfunded status of a single employer defined benefit post retirement plan as an asset or liability on the consolidated balance sheets and to recognize changes in the funded status in comprehensive income in the year in which the change occurred. However, gains or losses, prior service costs or credits, and transition assets or obligations that have not yet been included in net periodic benefit costs as of the end of 2006, the fiscal year in which SFAS No. 158 is initially applied, are recognized as components of the ending balance of accumulated other comprehensive income, net of tax, subsequent to December 31, 2006.

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

Merchants formally documents its hedging relationships and its risk-management objective and strategy for undertaking the hedge, the hedging instrument, the hedged item, the nature of the risk being hedged, how the hedging instrument's effectiveness in offsetting the hedged risk will be assessed prospectively and retrospectively, and a description of the method of measuring ineffectiveness. Merchants also formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting cash flows of hedged items. Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a cash-flow hedge are recorded in accumulated other comprehensive income to the extent that the derivative is effective as a hedge, until earnings are affected by the variability in cash flows of the designated hedged item. The ineffective portion, if any, of the change in fair value of a derivative instrument that qualifies as a cash-flow hedge is reported in earnings. As of December 31, 2008, $453 thousand in net unrealized losses on interest rate swaps, net of taxes, were accumulated in other comprehensive income. None of these losses are expected to be reclassified to earnings.

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

Fair Value Measurements

Merchants adopted Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("SFAS No. 157"), effective January 1, 2008.  SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Under SFAS No. 157, fair value measurements are not adjusted for transaction costs. SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy under SFAS No. 157 are described below:

➢

Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

➢

Level 2 - Quoted prices for similar assets or liabilities in active markets, quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability;

➢

Level 3 - Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

A financial instrument's level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

The types of instruments valued based on quoted market prices in active markets include most U.S. government and agency securities, many other sovereign government obligations, liquid mortgage products, active listed equities and most money market securities. Such instruments are generally classified within level 1 or level 2 of the fair value hierarchy. As required by SFAS No. 157, the Company does not adjust the quoted price for such instruments.

The types of instruments valued based on quoted prices in markets that are not active, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency include most investment-grade and high-yield corporate bonds, less liquid mortgage products, less liquid agency securities, less liquid listed equities, state, municipal and provincial obligations, and certain physical commodities. Such instruments are generally classified within level 2 of the fair value hierarchy.

Level 3 is for positions that are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence. In the absence of such evidence, management's best estimate will be used. Management's best estimate consists of both internal and external support on certain Level 3 investments. Subsequent to inception, management only changes level 3 inputs and assumptions when corroborated by evidence such as transactions in similar instruments, completed or pending third-party transactions in the underlying investment or comparable entities, subsequent rounds of financing, recapitalizations and other transactions across the capital structure, offerings in the equity or debt markets, and changes in financial ratios or cash flows.

In accordance with FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157 , Merchants has delayed the application of SFAS No. 157 for nonfinancial assets, such as goodwill and real property held for sale, and nonfinancial liabilities until January 1, 2009.

In October 2008, the FASB issued FASB Staff Position No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.  The FSP is effective October 10, 2008, and for prior periods for which financial statements have not been issued. Adoption did not have a material impact on Merchants' financial position or results of operations.

Reclassifications

Reclassifications are made to prior years' consolidated financial statements whenever necessary to conform to the current year's presentation.

(2) INVESTMENT SECURITIES

Investments in securities are classified as available for sale or held to maturity as of December 31, 2008 and 2007. The amortized cost and fair values of the securities classified as available for sale and held to maturity as of December 31, 2008 and 2007 are as follows:

SECURITIES AVAILABLE FOR SALE:

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
(In thousands)	Cost	Gains	Losses	Value
2008
U.S. Treasury Obligations	$ 250	$ 4	$ --	$ 254
U.S. Agency Obligations	6,998	103	--	7,101
Agency Residential Real Estate MBS	274,291	7,304	72	281,523
Commercial Real Estate MBS	17,357	--	1,214	16,143
Agency CMO	94,462	1,502	24	95,940
Non-Agency CMO	28,640	--	3,931	24,709
ABS	4,486	--	284	4,202
Total 2008	$ 426,484	$ 8,913	$ 5,525	$ 429,872
2007
U.S. Treasury Obligations	$ 250	$ 5	$ --	$ 255
U.S. Agency Obligations	15,750	91	1	15,840
Agency Residential Real Estate MBS	164,072	1,075	583	164,564
Commercial Real Estate MBS	36,396	9	322	36,083
Agency CMO	86,470	414	277	86,607
Non-Agency CMO	35,983	33	486	35,530
Corporate Bonds	14,298	96	78	14,316
ABS	8,402	2	87	8,317
Total 2007	$ 361,621	$ 1,725	$ 1,834	$ 361,512

SECURITIES HELD TO MATURITY:

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
(In thousands)	Cost	Gains	Losses	Value
2008
Agency Residential Real Estate MBS	$ 1,737	$ 73	$ --	$ 1,810
2007
Agency Residential Real Estate MBS	$ 4,078	$ 205	$ --	$ 4,283

There were no securities classified as trading at December 31, 2008 and 2007.

The contractual final maturity distribution of the debt securities classified as available for sale and held to maturity as of December 31, 2008, are as follows:

SECURITIES AVAILABLE FOR SALE (at fair value):

		After One	After Five
	Within	But Within	But Within	After Ten
(In thousands)	One Year	Five Years	Ten Years	Years	Total
U.S. Treasury Obligations	$ 254	$ --	$ --	$ --	$ 254
U.S. Agency Obligations	--	7,101	--	--	7,101
Agency Residential Real Estate MBS	3,390	19,215	40,435	218,483	281,523
Commercial Real Estate MBS	--	--	--	16,143	16,143
Agency CMO	14	6,163	12,306	77,457	95,940
Non-Agency CMO	--	--	5,759	18,950	24,709
Corporate Bonds	--	--	--	--	--
ABS	--	--	--	4,202	4,202
	$ 3,658	$ 32,479	$ 58,500	$ 335,235	$ 429,872

SECURITIES HELD TO MATURITY (at amortized cost):

		After One	After Five
	Within	But Within	But Within	After Ten
(In thousands)	One Year	Five Years	Ten Years	Years	Total
Agency Residential Real
Estate MBS	$ 2	$ 553	$ 401	$ 781	$ 1,737

Actual maturities will differ from contractual maturities because borrowers may have rights to call or prepay obligations. Maturities of mortgage-backed securities and collateralized mortgage obligations are based on final contractual maturities.

Proceeds from sales of available for sale debt securities were $27.01 million, $6.42 million and $22.02 million during 2008, 2007 and 2006, respectively. Gross gains of $291 thousand, zero and zero; and gross losses of $209 thousand, $97 thousand and $464 thousand were realized from sales of securities in 2008, 2007, and 2006, respectively.  Merchants wrote down the value of one of its asset backed securities ("ABS") to its estimated fair value during the fourth quarter of 2008 and recorded a pre-tax other than temporary impairment charge of $369 thousand.

Securities with a book value of $184.08 million and $174.32 million at December 31, 2008 and 2007, respectively, were pledged to secure U.S. Treasury borrowings, public deposits, securities sold under agreements to repurchase, and for other purposes required by law.

Gross unrealized losses on investment securities available for sale and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position, at December 31, 2008, were as follows:

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury Obligations	$ --	$ --	$ --	$ --	$ --	$ --
U.S. Agency Obligations	--	--	--	--	--	--
Agency Residential Real Estate MBS	12,307	60	813	12	13,120	72
Commercial Real Estate MBS	2,661	61	13,483	1,153	16,144	1,214
Agency CMO	409	--	731	24	1,140	24
Non-Agency CMO	18,212	3,258	6,495	673	24,707	3,931
Corporate Bonds	--	--	--	--	--	--
ABS	370	1	2,332	283	2,702	284
	$ 33,959	$ 3,380	$ 23,854	$ 2,145	$ 57,813	$ 5,525

Gross unrealized losses on investment securities available for sale and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position, at December 31, 2007, were as follows:

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury Obligations	$ --	$ --	$ --	$ --	$ --	$ --
U.S. Agency Obligations	--	--	3,996	1	3,996	1
Agency Residential Real Estate MBS	2,046	10	52,532	573	54,578	583
Commercial Real Estate MBS	2,030	1	29,279	321	31,309	322
Agency CMO	--	--	37,299	277	37,299	277
Non-Agency CMO	6,026	80	26,478	406	32,504	486
Corporate Bonds	983	15	6,663	62	7,646	77
ABS	--	--	7,854	88	7,854	88
	$ 11,085	$ 106	$ 164,101	$ 1,728	$ 175,186	$ 1,834

There were no securities held to maturity with unrealized losses as of December 31, 2008 or 2007.

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

At December 31, 2008 Merchants had securities with a fair value of $23.85 million that had been impaired for twelve months or longer. The total unrealized loss on these securities was $2.15 million at December 31, 2008.

Of the $23.85 million, $7.23 million consists of seven CMO's, five of which are not agency guaranteed, that had been impaired for twelve months or longer. Merchants has performed extensive analyses on these bonds, including stress testing of bonds that met certain parameters. All of the bonds continue to carry AAA ratings and are currently performing as expected. Merchants does not consider these securities to be other than temporarily impaired and has the intent and ability to hold these investments until a market price recovery which could be maturity.

An additional $13.48 million of the $23.85 million consists of five CMBS's that had been impaired for twelve months or longer. These bonds are all rated AAA and are backed by a variety of types of commercial real estate. Merchants looks at the overall structure of these bonds for, among other things, low historical default rates, low loan-to-value ratios, prepayment penalties and lock-outs, and good geographic and property type diversity as part of its pre-purchase evaluation. Additionally, Merchants has performed reviews of the servicer reports for each of the individual securities, these reports provide a high level of detail on the individual loans underlying the securities. Merchants does not consider these securities to be other than temporarily impaired and has the intent and ability to hold these investments until a market price recovery which could be maturity.

An additional $2.33 million of the $23.85 million consists of one ABS that has been impaired for twelve months or longer. Merchants has been closely tracking the performance of the collateral underlying this bond for the past year. The bond carries a AAA rating and is insured by Ambac. The bond continues to perform as expected. Merchants does not consider this security to be other than temporarily impaired and has the intent and ability to hold this investment until a market price recovery which could be maturity.

Although Merchants has the intent and ability to hold its various securities until maturity or a market price recovery, current market conditions are difficult. If conditions worsen, the fair market value of Merchants' investment portfolio could be adversely affected and it is possible that certain unrealized losses could be designated as other than temporary in future periods.

(3) LOANS

The composition of the loan portfolio at December 31, 2008 and 2007 is as follows:

(In thousands)	December 31, 2008	December 31, 2007
Commercial, financial and agricultural	$ 129,032	$ 92,740
Real estate loans - residential	395,834	356,472
Real estate loans - commercial	273,526	234,675
Real estate loans - construction	40,357	39,347
Installment loans	7,670	7,220
All other loans	708	1,054
Total loans	$ 847,127	$ 731,508

At December 31, 2008 and 2007, total loans included $(74) thousand and $22 thousand, respectively, of net deferred loan fees. The aggregate amount of overdrawn deposit balances classified as loan balances was $708 thousand and $1.05 million at December 31, 2008 and 2007, respectively.

Residential and commercial loans serviced for others at December 31, 2008 and 2007 amounted to approximately $8.91 million and $10.68 million, respectively.

Merchants primarily originates residential real estate, commercial, commercial real estate, and installment loans to customers throughout the state of Vermont. There are no significant industry concentrations in the loan portfolio. There was significant disruption and volatility in the financial and capital markets during 2008. Turmoil in the mortgage market adversely impacted the domestic markets, and led to a significant credit and liquidity crisis. These market conditions were attributable to a variety of factors, in particular the fallout associated with subprime mortgage loans (a type of lending Merchants has never actively pursued). The disruption has been exacerbated by the continued decline of the real estate and housing markets. While continuing to adhere to prudent underwriting standards, Merchants is not immune to some negative consequences arising from overall economic weakness and, in particular, a sharp downturn in the housing market in Vermont. Decreases in real estate values could adversely affect the value of property used as collateral for loans. Adverse changes in the economy may have a negative effect on the ability of Merchants' borrowers to make timely loan payments, which would have an adverse impact on earnings. An increase in loan delinquencies would decrease net interest income and adversely impact loan loss experience, causing increases in the provision and allowance for loan losses.

A summary of changes in the allowance for credit losses for the years ended December 31, 2008, 2007 and 2006 is as follows:

(In thousands)	2008	2007	2006
Balance, Beginning of Year	$ 8,350	$ 7,281	$ 7,083
Provision for Loan Losses	1,525	1,150	--
Loans Charged Off	(681)	(432)	(63)
Recoveries	117	351	261
Balance, End of Year	$ 9,311	$ 8,350	$ 7,281

Components:

Allowance for Loan Losses	$ 8,894	$ 8,002	$ 6,911
Reserve for Undisbursed Lines of Credit	417	348	370
Allowance for Credit Losses	$ 9,311	$ 8,350	$ 7,281

Impaired loans consist primarily of large, nonaccrual, construction, commercial and commercial real estate loans. Total impaired loans were approximately $10.98 million, $8.87 million and $2.29 million at December 31, 2008, 2007, and 2006, respectively. At December 31, 2008, $7.39 million of the impaired loans had a specific reserve allocation of $734 thousand, and $3.59 million of the impaired loans had no specific reserve allocation. At December 31, 2007, $7.20 million of the impaired loans had a specific reserve allocation of $614 thousand, and $1.67 million of the impaired loans had no specific reserve allocation. At December 31, 2006, $377 thousand of the impaired loans had a specific reserve allocation of $37 thousand and $1.92 million of the impaired loans had no specific reserve allocation. Merchants recorded interest income on impaired loans of approximately $41 thousand, $21 thousand and $12 thousand and during 2008, 2007 and 2006, respectively. The average balance of impaired loans was $8.75 million in 2008, $5.9 million in 2007 and $2.0 million in 2006.

Nonperforming loans at December 31, 2008 and 2007 are as follows:

(In thousands)	2008	2007
Nonaccrual loans	$ 11,476	$ 9,018
Restructured loans	110	156
90 days past due and still accruing interest	57	57
Total nonperforming loans	$ 11,643	$ 9,231

The above disclosed restructured loans were performing in accordance with modified agreements with the borrowers at December 31, 2008 and 2007. Merchants recorded interest income on restructured loans of approximately $8 thousand for 2008. Commitments to lend additional funds to borrowers whose loans have been modified in a troubled debt restructuring were $258 thousand at December 31, 2008. Merchants had $334 thousand in commitments to lend additional funds to borrowers whose loans were nonperforming at December 31, 2008. Merchants' Other Real Estate Owned balance was $802 thousand at December 31, 2008 and $475 thousand at December 31, 2007.

The amount of interest which was not earned, but which would have been earned had Merchants' nonaccrual and restructured loans performed in accordance with their original terms and conditions, was approximately $666 thousand, $475 thousand and $225 thousand in 2008, 2007 and 2006, respectively.

An analysis of loans to directors, executive officers, and associates of such persons for the year ended December 31, 2008, is as follows:

(In thousands)
Balance, December 31, 2007	$3,327
Additions	3,696
Repayments	(3,481)
Balance, December 31, 2008	$3,542

It is the policy of Merchants to make loans to directors, executive officers, and associates of such persons on substantially the same terms, including interest rates and collateral, as those prevailing for comparable lending transactions with other persons.

(4) PREMISES AND EQUIPMENT

The components of premises and equipment included in the accompanying consolidated balance sheets are as follows:

			Estimated
	2008	2007	Useful Lives
	(In thousands)		(In years)
Land	$ 603	$ 757	N/A
Bank Premises	11,258	14,021	39
Leasehold Improvements	3,968	3,691	5 - 20
Furniture, Equipment, and Software	15,760	14,297	3 - 7
	31,589	32,766
Less: Accumulated Depreciation and Amortization	20,028	21,282
	$ 11,561	$ 11,484

Depreciation and amortization expense related to premises and equipment amounted to $1.63 million, $1.89 million and $2.07 million in 2008, 2007 and 2006, respectively.

Merchants occupies certain banking offices under noncancellable operating lease agreements expiring at various dates over the next 20 years. The majority of leases have multiple options with escalation clauses for increases associated with the cost of living or other variable expenses over time. Rent expense on these properties totaled $824 thousand, $667 thousand, and $657 thousand for the years ended December 31, 2008, 2007 and 2006, respectively. Minimum lease payments on these properties subsequent to December 31, 2008 are as follows: 2009 - $1.00 million; 2010 - $821 thousand; 2011 - $760 thousand; 2012 - $724 thousand; 2013 - $560 thousand and $3.69 million thereafter. Merchants entered into a sale leaseback arrangement for its principal office in South Burlington, VT, in June 2008. Approximately $225 thousand in additional net rent expense during 2008 is attributed to this transaction. Deferred gains on the sale leaseback transaction will result in a $423 thousand offset to rent expense per year through 2013 and $1.91 million thereafter.

Amortization of intangible assets amounted to $93 thousand, $186 thousand and $303 thousand in 2008, 2007, and 2006, respectively. Since there are no intangible assets on Merchants balance sheet at December 31, 2008, amortization for intangibles is expected to be zero for 2009 and thereafter.

(5) TIME DEPOSITS

Scheduled maturities of time deposits at December 31, 2008 were as follows:

(In thousands)
Mature in year ending December 31,
2009	$ 358,131
2010	13,113
2011	3,655
2012	2,971
2013	7,251
Thereafter	--
Total time deposits	$ 385,121

Time deposits greater than $100 thousand totaled $113.98 million and $85.74 million as of December 31, 2008 and 2007, respectively. Interest expense on time deposits greater than $100 thousand amounted to $2.83 million, $2.82 million and $2.03 million for the years ended December 31, 2008, 2007 and 2006, respectively.

(6) SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER SHORT-TERM DEBT

Securities sold under agreements to repurchase and other short-term debt consisted of the following at December 31, 2008 and 2007:

(In thousands)	2008	2007
FHLB short term borrowings	$ 28,000	$ --
Demand Note Due U.S. Treasury	4,000	2,167
Securities Sold Under Agreements to Repurchase	92,408	96,750
	$ 124,408	$ 98,917

FHLB short term borrowings mature daily. The average rate on outstanding balances at December 31, 2008 was 0.51%.  The Demand Note Due U.S. Treasury matures daily and bears interest at the federal funds rate less 0.25%; the rate on this borrowing at December 31, 2008 was zero. The Securities Sold Under Agreements to Repurchase are collateralized by mortgage backed securities and collateralized mortgage backed obligations. The repurchase agreements mature daily and the average rate paid on these funds for 2008 was 1.89%. The carrying value of the securities sold under repurchase agreements was $116.52 million and the market value was $118.86 million at December 31, 2008.

As of December 31, 2008, Merchants could borrow up to $49 million in overnight funds. $44 million of this $49 million consists of unsecured borrowing lines established with correspondent banks; the balance of $5 million is in the form of an overnight line of credit with the FHLB. Merchants has established both overnight and longer term lines of credit with the FHLB. The borrowings are secured by residential mortgage loans. The total amount of loans pledged to the FHLB for both short and long-term borrowing arrangements totaled $254.16 million and $254.94 million at December 31, 2008 and 2007, respectively.

The following table provides certain information regarding other borrowed funds for the three years ended December 31, 2008, 2007and 2006:

(In thousands)	2008	2007	2006
FHLB Short-term Borrowings
Amount outstanding at year end	$ 28,000	$ --	$ --
Maximum Month-End Amount Outstanding	28,000	--	98,000
Average Amount Outstanding	2,321	--	43,911
Weighted Average-Rate During The Year	1.43%	--	4.88%
Weighted Average Rate at Year-end	0.51%	--	--
Demand Note Due U.S. Treasury
Amount outstanding at year end	$ 4,000	$ 2,167	$ 4,000
Maximum Month-End Amount Outstanding	4,001	4,000	4,000
Average Amount Outstanding	1,614	1,559	1,306
Weighted Average-Rate During The Year	1.42%	4.90%	4.75%
Weighted Average Rate at Year-end	0%	3.59%	5.04%
Securities Sold Under Agreement to Repurchase
Amount outstanding at year end	$ 92,408	$ 96,750	$ 86,547
Maximum Month-End Amount Outstanding	92,408	98,797	99,606
Average Amount Outstanding	84,280	83,482	42,012
Weighted Average-Rate During The Year	1.90%	4.10%	4.42%
Weighted Average Rate at Year-end	0.60%	3.41%	4.34%

(7) LONG-TERM DEBT

Long-term debt consisted of the following at December 31, 2008 and 2007:

(In thousands)	2008	2007
FHLB Notes, Rates ranging from 2.25% to 5.13% Payable January 2009 through March 2015	$ 117,093	$ 60,522
Amortizing Federal Home Loan Bank Notes, payable through October 2023, Rates ranging from 1.50% to 2.25%	1,550	1,595
Securities Sold Under Agreements to Repurchase, payable December 2008, variable rate	--	20,000
Securities Sold Under Agreements to Repurchase, payable October 2012 through April 2013, rates ranging from 3.22% to 5.62%	54,000	21,500
	$ 172,643	$ 103,617

Securities sold under agreements to repurchase are collateralized by mortgage backed securities. The pledged assets had a carrying value of $63.03 million and a market value of $64.24 million at December 31, 2008. The fixed rate repurchase agreements have a final maturity of five years and are callable quarterly after two or three years. The cost of this funding will be reduced by the cash flows of embedded interest rate caps that will come into the money when three month LIBOR reaches rates ranging from 3.22% to 5.62%.

Contractual maturities and amortization of long-term debt (other than long term securities sold under agreements to repurchase) subsequent to December 31, 2008, are as follows: 2009 - $42.56 million; 2010 - $31.95 million; 2011 - $11.66 million; 2012 - $23.12 million; 2013 - $38.53 million and $24.82 million thereafter.

As of December 31, 2008, Merchants had an estimated additional borrowing capacity with the Federal Home Loan Bank of $43.98 million and the ability to borrow through the use of repurchase agreements, collateralized by Merchants' investments, with certain approved counterparties.

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

These hybrid securities qualify as regulatory capital for Merchants, up to certain regulatory limits. At the same time they are considered debt for tax purposes, and as such, interest payments are fully deductible. The trust preferred securities total $20.62 million, bear interest for five years at a fixed rate of 5.95%, and after five years, the rate adjusts quarterly at a fixed spread over three month LIBOR. On July 31, 2008 Merchants entered into a three year forward interest rate swap arrangement for $10 million of the securities which will fix the interest rate at 6.45% over the term of the swap. The swap is effective beginning on December 15, 2009. The trust preferred securities mature on December 31, 2034, and are redeemable at Merchants' option, subject to prior approval by the FRB, beginning after five years from issuance. Merchants incurred $400 thousand in costs to issue the securities, which were being amortized over five years using the straight-line method as Merchants intended to payoff the debt at the five year anniversary date. Merchants has determined that it will not pay off the debt until at least December 2012, and will amortize the remaining issuance costs over the new expected period. The proceeds from the sale of the trust preferred securities were used for general corporate purposes, and helped fund the special dividend declared on December 1, 2004.

(9) INCOME TAXES

The components of the provision for income taxes were as follows for the years ended December 31, 2008, 2007 and 2006:

(In thousands)	2008	2007	2006
Current	$ 5,210	$ 4,237	$ 3,384
Deferred	(1,442)	(976)	(83)
Provision for Income Taxes	$ 3,768	$ 3,261	$ 3,301

Not included in the above table is the income tax impact associated with the unrealized gain or loss on securities available for sale and the income tax impact associated with the funded status of the pension plan, which are recorded directly in shareholders' equity as a component of accumulated other comprehensive loss.

The tax effects of temporary differences and tax credits that give rise to deferred tax assets and liabilities at December 31, 2008 and 2007 are presented below:

(In thousands)	2008	2007
Deferred Tax Assets:
Allowance for Loan Losses	$ 3,252	$ 2,922
Deferred Compensation	1,487	1,572
Core Deposit Intangible	223	288
Installment Sales	655	--
Other	219	147
Total Deferred Tax Assets	$ 5,836	$ 4,929
Deferred Tax Liabilities:
Depreciation	$ (666)	$ (522)
Accrued Liabilities	(782)	(744)
Loan Market Adjustment	(1,867)	(2,437)
Investments in Real Estate Limited Partnerships	(2,600)	(2,729)
Total Deferred Tax Liabilities	$ (5,915)	$ (6,432)
Net Deferred Tax Liability	$ (79)	$ (1,503)

In addition to the deferred tax assets and liabilities described above, Merchants had a deferred tax liability of $1.19 million at December 31, 2008 and a net deferred tax asset of $38 thousand at December 31, 2007 related to the net unrealized loss on securities available for sale. Merchants had a deferred tax asset of $1.56 million and $717 thousand related to the recognition of the funded status of the pension plan at December 31, 2008 and December 31, 2007, respectively.

In assessing the realizability of Merchants' total deferred tax assets, management considers whether it is more likely than not that some portion or all of those assets will not be realized. Based upon management's consideration of historical and anticipated future pre-tax income, as well as the reversal period for the items giving rise to the deferred tax assets and liabilities, a valuation allowance for deferred tax assets was not considered necessary at December 31, 2008 and 2007.

The following is a reconciliation of the federal income tax provision, calculated at the statutory rate of 35%, to the recorded provision for income taxes:

(In thousands)	2008	2007	2006
Applicable Statutory Federal Income Tax	$ 5,490	$ 4,942	$ 4,960
(Reduction) Increase in Taxes Resulting From:
Tax-exempt Income	(36)	(28)	(21)
Housing Tax Credits	(1,699)	(1,653)	(1,650)
Other, Net	13	--	12
Provision for Income Taxes	$ 3,768	$ 3,261	$ 3,301

Merchants has not identified any of its tax positions that contain significant uncertainties. Merchants is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending December 31, 2005 through 2008. Merchants' state income tax returns are also open to audit under the statute of limitations for the years ending December 31, 2005 through 2008. Merchants 2006 tax return is currently under audit by the IRS.

The State of Vermont assesses a franchise tax for banks in lieu of income tax. The franchise tax is assessed based on deposits and amounted to approximately $970 thousand, $940 thousand and $893 thousand in 2008, 2007 and 2006, respectively, which is included as non-interest expense in the accompanying consolidated statement of income.

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

The Plan's obligations and funded status as of December 31, 2008 and 2007 measurement dates were as follows:

(In thousands)	2008	2007
Change in Benefit Obligation
Benefit Obligation at Beginning of Year	$ 7,469	$ 8,058
Service Costs	57	43
Interest Cost	471	460
Actuarial (Gain) Loss	127	(508)
Benefits Paid	(525)	(584)
Benefit Obligation at Year-end	$ 7,599	$ 7,469
Change in Plan Assets
Fair Value of Plan Assets at Beginning of Year	$ 7,546	$ 7,135
Actual Return on Plan Assets	(1,932)	509
Employer Contributions	250	500
Benefits Paid	(513)	(598)
Fair Value of Plan Assets at Year-end	$ 5,351	$ 7,546
Funded Status	$ (2,248)	$ 77

The underfunded pension liability of $2.25 million at December 31, 2008 is included in other liabilities in Merchants' consolidated balance sheet. On a pre-tax basis, the component of Accumulated Other Comprehensive Income related to the pension plan was the unrecognized net actuarial loss of $4.48 million. Merchants expects that $308 thousand in net actuarial loss will be recognized as a component of net periodic pension cost in 2009.

The overfunded pension asset of $77 thousand at December 31, 2007 is included in other assets in Merchants' consolidated balance sheet. On a pre-tax basis, the component of Accumulated Other Comprehensive Loss related to the pension plan was the unrecognized net actuarial loss of $2.05 million.

The accumulated benefit obligation is equal to the projected benefit obligation at December 31, 2008 and 2007.

The following tables summarize the components of net periodic benefit cost and other changes in plan assets and benefit obligations recognized in other comprehensive income for the years ended December 31, 2008, 2007, and 2006, respectively.

(In thousands)	2008	2007	2006
Interest Cost	$ 471	$ 461	$ 456
Expected Return on Plan Assets	(525)	(529)	(509)
Service Costs	57	43	60
Net Loss Amortization	145	181	249
Net Periodic Pension Cost	$ 148	$ 156	$ 256

(In thousands)	2008	2007	2006
Net Loss (Gain)	$ 2,572	$ (474)	$ --
Net Loss amortization	(145)	(181)	--
Total recognized in Other Comprehensive Income	$ 2,427	$ (655)	--
Total recognized in net periodic pension cost and Other Comprehensive Income	$ 2,575	$ (499)	$ 256

The following table summarizes the assumptions used to determine the benefit obligations at December 31, 2008, 2007 and 2006, and net periodic benefit costs for the years ended December 31, 2008, 2007 and 2006:

	2008	2007	2006
Benefit Obligations
Discount Rate	6.18%	6.40%	5.84%
Expected Long-term Return on Plan Assets	7.00%	7.50%	7.50%
Net Periodic Benefit Cost
Discount Rate	6.40%	5.84%	5.65%
Expected Long-term Return on Plan Assets	7.00%	7.50%	7.50%

The discount rate reflects the rates at which pension benefits could be effectively settled. Merchants looks to rates of return on high-quality fixed income investments currently available and expected to be available during the period of maturity of the pension benefits. Consideration was given to the rates that would be used to settle plan obligations as of December 31, 2008 and to the rates of other indices at year-end. Merchants' actuary used a bond matching model using individual bond yield data which matched the spot rate to the expected future benefit payments of the plan over a 99 year period. The expected long-term rate of return on plan assets reflects long-term earnings expectations on existing plan assets and those contributions expected to be received during the current plan year. In estimating that rate, appropriate consideration was given to historical returns earned by plan assets in the fund and the rates of return expected to be available for reinvestment. Rates of return were adjusted to reflect current capital market assumptions and changes in investment allocations, if any.

The following table sets forth the target asset allocation, and the asset allocation percentages as of December 31, 2008 and 2007, for Merchants' Pension Plan:

	Target	Allocation Percentage	Allocation Percentage
	Allocation	12/31/2008	12/31/2007
Equity Securities	60-70%	39%	65%
Debt Securities	30-40%	29%	33%
Other/Cash	--	32%	2%
Total		100%	100%

Due to the extraordinary turmoil in the capital markets during 2008, Merchants' Pension Plan Investment Committee made the decision to keep a higher portion of Plan assets in cash during 2008. Merchants' Pension Plan Investment Policy Statement sets forth the investment objectives and constraints of the Plan. The purpose of the policy is to assist the Retirement Plan Committee of Merchants in effectively supervising, monitoring and evaluating the investments of the Plan.

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

Merchants has a minimum required contribution for 2009 of $56 thousand. Merchants expects that its contribution for 2009 will be $250 thousand or more.

The following table summarizes the estimated future benefit payments expected to be paid under the Plan:

(In thousands)	Pension Benefits
2009	$ 443
2010	453
2011	447
2012	457
2013	481
Years 2014 to 2018	$ 2,808

The estimated future benefit payments expected to be paid under the Plan are based on the same assumptions used to measure Merchants' benefit obligation at December 31, 2008. No future service estimates were included due to the frozen status of the Plan.

401(k) Employee Stock Ownership Plan

Under the terms of Merchants' 401(k) Employee Stock Ownership Plan ("401(k)") eligible employees are entitled to contribute up to 75% of their compensation to the 401(k), and Merchants contributes a percentage of the amounts contributed by the employees as authorized by Merchants' Board of Directors. Merchants contributed approximately 53%, 51% and 107% of the amounts contributed by the employees in 2008, 2007 and 2006 respectively. Prior to 2007 Merchants contributed 200% of up to 4.5% of individual employee compensation; effective in 2007, the match was reduced to 100% of up to 4.5% of individual employee compensation.

Summary of Expense

A summary of expense relating to Merchants' various employee benefit plans for each of the years in the three year period ended December 31, 2008 is as follows:

(In thousands)	2008	2007	2006
Pension Plan	$ 148	$ 156	$ 256
401(k)	431	441	878
Total	$ 579	$ 597	$ 1,134

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

Merchants granted 29,495 options during May 2008. The fair value of the options granted during 2008 was $3.97 per option. The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model that requires Merchants to develop estimates for assumptions used in the model. The Black-Scholes valuation model uses the following assumptions: expected volatility, expected term of option, risk-free interest rate and dividend yield. Expected volatility estimates are developed by Merchants based on historical volatility of Merchants' stock. Merchants uses historical data to estimate the expected term of the options. The risk-free interest rate for periods within the expected life of the option is based on the U.S. Treasury yield in effect at the grant date. The dividend yield represents the expected dividends on Merchants' stock.

A summary of Merchants' stock option plan as of December 31, 2008, 2007 and 2006 and changes during the years then ended are as follows, with numbers of shares in thousands:

	2008		2007		2006
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number	Exercise	Number	Exercise	Number	Exercise
	Of	Price	Of	Price	Of	Price
	Shares	Per Share	Shares	Per Share	Shares	Per Share
Options Outstanding, Beginning of Year	129	$ 19.25	166	$ 19.09	204	$ 17.96
Granted	29	22.93	--	--	10	26.63
Exercised	47	19.39	30	18.50	48	15.88
Expired	11	20.33	7	18.50	--	--
Options Outstanding, End of Year	100	$ 20.14	129	$ 19.25	166	$ 19.09
Options Exercisable	61	$ 17.73	119	$ 18.63	156	$ 18.60

As of December 31, 2008, there were options outstanding within the following ranges: 58 thousand at exercise prices within the range of $15.50 to $20.00, 32 thousand at prices within the range of $20.01 to $23.00, and 10 thousand at $26.63.

The total intrinsic value of options exercised was $179 thousand, $131 thousand and $383 thousand for the three years ended December 31, 2008, 2007 and 2006, respectively. Merchants generally uses shares held in treasury for option exercises. Options exercisable at December 31, 2008 had an aggregate intrinsic value of $65 thousand and a weighted average remaining term of approximately 8 months.  The total cash received from employees, net of withholding taxes, as a result of employee stock option exercises was $151 thousand, $155 thousand and $231 thousand for the years ended December 31, 2008, 2007 and 2006, respectively. Total shares surrendered by employees to satisfy the exercise price in conjunction with option exercises were 28,957 shares, 16,976 shares and 22,522 shares for the years ended December 31, 2008, 2007 and 2006, respectively. The tax benefit realized as a result of the stock option exercises was $19 thousand, $15 thousand and $120 thousand for the years ended December 31, 2008, 2007 and 2006, respectively.

The total compensation cost recognized related to options was $35 thousand for 2008, $16 thousand for 2007 and $10 thousand for 2006. Compensation cost related to options is included in salary expense in the accompanying consolidated Statements of Income. Compensation expense for options granted is recognized on a straight line basis over the vesting period. Remaining compensation expense relating to current outstanding grants is $103 thousand.

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

In May 1997 Merchants established a deferred compensation plan for non-employee directors. The plan expired in May 2007; a new plan was approved by shareholders in May 2008. Under the terms of these plans participating directors could elect to have all, or a specified percentage, of their director's fees for a given year paid in the form of cash or deferred in the form of restricted shares of Merchants' common stock. Directors who elect to have their compensation deferred are credited with a number of shares of Merchants' common stock equal in value to the amount of fees deferred plus a risk premium of not more than 25% of the amount deferred. The risk premium level has been set at 20% since the inception of the plan. The participating director may not sell, transfer or otherwise dispose of these shares prior to distribution. With respect to shares of common stock issued or otherwise transferred to a participating director, the participating director will have the right to receive dividends or other distributions thereon. If a participating director resigns under certain circumstances, the director forfeits all of his or her shares which are risk premium shares. The total amount of unearned compensation cost related to non-vested risk premium shares was $40 thousand at December 31, 2008. During 2008, 612 risk premium shares were granted. The grant date fair value of the risk premium shares is recognized as an expense ratably over the five-year vesting period.

(12) EARNINGS PER SHARE

The following table presents reconciliations of the calculations of basic and diluted earnings per share for the years ended December 31, 2008, 2007, and 2006:

	2008	2007	2006
	(In thousands except share and per share data)
Net Income	$ 11,917	$ 10,858	$ 10,871
Weighted Average Common Shares Outstanding	6,070	6,148	6,276
Dilutive Effect of Common Stock Equivalents	9	16	24
Weighted Average Common and Common Equivalent Shares Outstanding	6,079	6,164	6,300
Basic Earnings Per Share	$ 1.96	$ 1.77	$ 1.73
Diluted Earnings Per Share	$ 1.96	$ 1.76	$ 1.73

Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. The computation of diluted earnings per share excludes the effect of assuming the exercise of certain outstanding stock options because the effect would be anti-dilutive. The average anti-dilutive options outstanding for 2008, 2007 and 2006 were 27,205, 10,000 and 3,753 respectively.

(13) PARENT COMPANY

The Parent Company's investments in its subsidiaries are recorded using the equity method of accounting. Summarized financial information relative to the Parent Company only balance sheets at December 31, 2008 and 2007, and statements of income and cash flows for each of the years in the three year period ended December 31, 2008, are shown in the following table. The statement of changes in stockholders' equity for the Parent Company are not reported because they are identical.

Balance Sheets as of December 31,

(In thousands)	2008	2007
Assets:
Investment in and advances to subsidiaries*	$ 98,854	$ 95,099
Cash*	1,424	760
Other assets	367	293
Total assets	$ 100,645	$ 96,152
Liabilities and shareholders' equity:
Other liabilities	$ 329	$ 226
Long term debt	20,619	20,619
Shareholders' equity	79,697	75,307
Total liabilities and shareholders' equity	$ 100,645	$ 96,152

Statements of Income for the Years Ended December 31,
(In thousands)	2008	2007	2006
Dividends from Merchants Bank*	$ 9,549	$ 10,550	$ 8,786
Equity in undistributed earnings of subsidiaries	3,469	1,507	3,198
Other expense, net	(1,674)	(1,705)	(1,712)
Benefit from income taxes	573	506	599
Net income	$ 11,917	$ 10,858	$ 10,871

Statements of Cash Flows for the Years Ended December 31,
(In thousands)	2008	2007	2006
Cash flows from operating activities:
Net income	$ 11,917	$ 10,858	$ 10,871
Adjustments to reconcile net income to net cash provided
by operating activities:
(Decrease) increase in other assets	(74)	105	835
Increase (decrease) in other liabilities	102	(220)	284
Equity in undistributed earnings of subsidiaries	(3,469)	(1,507)	(3,198)
Net cash provided by operating activities	8,476	9,236	8,792
Cash flows from financing activities:
Purchases of treasury stock	(2,018)	(3,483)	(3,993)
Sale of treasury stock	6	12	11
Proceeds from exercise of stock options	151	155	231
Tax benefit from exercises of stock options	19	15	120
Cash dividends paid	(6,052)	(6,138)	(6,203)
Other, net	82	135	260
Net cash used in financing activities	(7,812)	(9,304)	(9,574)
Increase (decrease) in cash and cash equivalents	664	(68)	(782)
Cash and cash equivalents at beginning of year	760	828	1,610
Cash and cash equivalents at end of year	$ 1,424	$ 760	$ 828

*Account balances are partially or fully eliminated in consolidation.

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

Exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and financial guarantees written is represented by the contractual amount of those instruments. Merchants uses the same credit policies in making commitments as it does for on-balance sheet instruments. The contractual amounts of these financial instruments at December 31, 2008 and 2007 are as follows:

(In thousands)	2008	2007
Financial Instruments Whose Contract Amounts Represent Credit Risk:
Commitments to Originate Loans	$ 7,943	$ 10,603
Unused Lines of Credit	146,650	131,085
Standby Letters of Credit	3,904	5,221
Loans Sold with Recourse	145	403
Equity Commitments to Affordable Housing Limited Partnerships	1,441	1,479

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since a portion of the commitment is expected to expire without being drawn upon, the total commitment amount does not necessarily represent a future cash requirement. Merchants evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained by Merchants upon extension of credit is based on management's credit evaluation of the counterparty, and an appropriate amount of real and/or personal property is obtained as collateral.

FASB Interpretation No. 45 ("FIN No. 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others; an Interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34", requires certain disclosures and liability-recognition for the fair value at issuance of guarantees that fall within its scope. Under FIN No. 45, Merchants does not issue any guarantees that would require liability-recognition or disclosure, other than its standby letters of credit. Merchants has issued conditional commitments in the form of standby letters of credit to guarantee payment on behalf of a customer and guarantee the performance of a customer to a third party. Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit totaled approximately $3.90 million and $5.22 million at December 31, 2008 and 2007, respectively, and represent the maximum potential future payments Merchants could be required to make. Typically, these instruments have terms of 12 months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance sheet instruments. Merchants' policies governing loan collateral apply to standby letters of credit at the time of credit extension. Loan-to-value ratios are generally consistent with loan-to-value requirements for other commercial loans secured by similar types of collateral.

Merchants may enter into commitments to sell loans, which involve market and interest rate risk. There were no such commitments at December 31, 2008 or 2007.

Balances at the Federal Reserve Bank

At December 31, 2008 and 2007, amounts at the Federal Reserve Bank included $4.87 million and $1.16 million, respectively, held to satisfy certain reserve requirements of the Federal Reserve Bank.

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

An analysis of the fair value of the investment securities as of December 31, 2008 and 2007 is as follows:

	2008		2007
	Carrying		Carrying
(In thousands)	Amount	Fair Value	Amount	Fair Value
Securities Available for Sale	$ 429,872	$ 429,872	$ 361,512	$ 361,512
Securities Held to Maturity	1,737	1,810	4,078	4,283
	$ 431,609	$ 431,682	$ 365,590	$ 365,795

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

In accordance with FSP No. 157-2, "Effective Date of FASB Statement No. 157", Merchants delayed the application of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities until January 1, 2009.

As of December 31, 2008, there were securities classified as available for sale with fair values totaling $429.87 million which had net unrealized gains of $3.39 million. The following table presents the financial instruments recorded at fair value on a recurring basis as of and for the year ended December 31, 2008.

Fair Value Measurements at Reporting Date Using
(In thousands) Description	12/31/2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities	$ 429,872	$ --	$ 429,872	$ --
Total	$ 429,872	$ --	$ 429,872	$ --

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

An analysis of the fair value of the loan portfolio as of December 31, 2008 and 2007 is as follows:

	2008		2007
	Carrying		Carrying
(In thousands)	Amount	Fair Value	Amount	Fair Value
Gross Loans	$ 847,127	$ 850,686	$ 731,508	$ 732,548
Allowance for Loan Losses	8,894	--	8,002	--
Net Loans	$ 838,233	$ 850,686	$ 723,506	$ 732,548

In accordance with the provisions of SFAS No. 114, "Accounting by Creditors for Impairment of a Loan - an amendment of FASB Statements No. 5 and 15" ("SFAS No. 114"), Merchants had collateral dependent impaired loans with a carrying value of approximately $11.48 million as of December 31, 2008. Included in this total were loans totaling $7.39 million which had specific reserves included in the allowance for loans losses of $734 thousand as of December 31, 2008. Merchants uses the fair value of underlying collateral to estimate the specific reserves for collateral dependent impaired loans. Based on the valuation techniques used, the fair value measurements for collateral dependent impaired loans are classified as Level 3.

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

An analysis of the fair value of deposits as of December 31, 2008 and 2007 is as follows:

	2008		2007
	Carrying		Carrying
(In thousands)	Amount	Fair Value	Amount	Fair Value
Demand Deposits	$ 117,728	$ 117,728	$ 123,344	$ 123,344
Savings, NOW and Money Market	427,948	427,948	411,321	411,321
Time Deposits $100 thousand and greater	113,984	114,757	85,738	85,657
Other Time Deposits	271,137	273,369	247,034	246,807
	$ 930,797	$ 933,802	$ 867,437	$ 867,129

Debt

The fair value of debt is estimated using current market rates for borrowings of similar remaining maturity. An analysis of the fair value of the borrowings of Merchants as of December 31, 2008 and 2007 is as follows:

	2008		2007
	Carrying		Carrying
(In thousands)	Amount	Fair Value	Amount	Fair Value
Short-term Borrowings	$ 4,000	$ 4,000	$ 2,167	$ 2,167
FHLB Short term debt	28,000	27,995	--	--
Securities Sold Under Agreement to Repurchase-Short Term	92,408	92,391	96,750	96,565
Securities Sold Under Agreement to Repurchase-Long Term	54,000	58,266	41,500	40,724
Junior Subordinated Debentures issued to Unconsolidated Subsidiary Trust	20,619	17,592	20,619	17,655
Long-term Debt	118,643	121,764	62,117	62,528

Interest Rate Swap

On July 31, 2008 Merchants entered into a three year forward interest rate swap arrangement for $10 million of its $20 million trust preferred issuance which changes to a floating rate in December 2009. The swap will fix the interest rate at 6.50% for the three year term of the swap. The swap is effective beginning on December 15, 2009. The swap is reported at its fair value of $(698) thousand utilizing Level 2 inputs from third parties.

Commitments to Extend Credit and Standby Letters of Credit

The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of financial standby letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties. The fair value of commitments to extend credit and standby letters of credit is approximately $39 thousand and $52 thousand as of December 31, 2008 and 2007, respectively.

(16) REGULATORY CAPITAL REQUIREMENTS

Merchants is subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on Merchants' financial statements. Under capital adequacy guidelines, Merchants must meet specific capital guidelines that involve quantitative measures of its assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. It is the policy of the FRB that banks and bank holding companies, respectively, should pay dividends only out of current earnings and only if, after paying such dividends, the bank or bank holding company would remain adequately capitalized. Merchants is also subject to the regulatory framework for prompt corrective action that requires it to meet specific capital guidelines to be considered well capitalized. Merchants' capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require Merchants to maintain minimum ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2008, that Merchants met all capital adequacy requirements to which it is subject.

As of December 31, 2008, the most recent notification from the FDIC categorized Merchants Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed Merchants Bank's category. To be considered well capitalized under the regulatory framework for prompt corrective action, Merchants Bank must maintain minimum Tier 1 Leverage, Tier 1 Risk-Based, and Total Risk-Based Capital ratios. Set forth in the table below are those ratios as well as those for Merchants Bancshares, Inc.

					To Be Well-
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(In thousands)	Amount (1)	Percent	Amount	Percent	Amount	Percent
As of December 31, 2008
Merchants Bancshares, Inc.:
Tier 1 Leverage Capital	$ 97,968	7.42%	$ 52,834	4.00%	N/A
Tier 1 Risk-Based Capital	97,968	11.99%	32,676	4.00%	N/A
Total Risk-Based Capital	107,279	13.13%	65,351	8.00%	N/A
Merchants Bank:
Tier 1 Leverage Capital	$ 96,506	7.28%	$ 53,021	4.00%	$ 66,276	5.00%
Tier 1 Risk-Based Capital	96,506	11.75%	32,851	4.00%	49,277	6.00%
Total Risk-Based Capital	105,817	12.88%	65,702	8.00%	82,128	10.00%
As of December 31, 2007
Merchants Bancshares, Inc.:
Tier 1 Leverage Capital	$ 95,258	8.14%	$ 46,787	4.00%	N/A
Tier 1 Risk-Based Capital	95,258	12.75%	29,896	4.00%	N/A
Total Risk-Based Capital	103,608	13.86%	59,793	8.00%	N/A
Merchants Bank:
Tier 1 Leverage Capital	$ 94,431	8.05%	$ 46,947	4.00%	$58,684	5.00%
Tier 1 Risk-Based Capital	94,431	12.55%	30,102	4.00%	45,152	6.00%
Total Risk-Based Capital	102,781	13.66%	60,203	8.00%	75,254	10.00%

(1)

Capital amounts for Merchants Bancshares, Inc. include $20 million in trust preferred securities issued in December 2004. These hybrid securities qualify as regulatory capital up to certain regulatory limits.

Accumulated Other Comprehensive Loss at December 31, 2008 consisted of a net unrealized actuarial loss on the company's defined benefit plan in the amount of $2.91 million and the unrealized gain on securities available for sale of $2.18 million and an unrealized loss on the interest rate swap of $453 thousand, all net of taxes.

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

We have audited the accompanying consolidated balance sheets of Merchants Bancshares, Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in shareholders’ equity, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2008.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Merchants Bancshares, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008 in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 16, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  KPMG LLP

Albany, New York

March 16, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

of Merchants Bancshares, Inc.:

We have audited Merchants Bancshares, Inc. and subsidiaries' (the "Company"), internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by COSO.

We also have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Merchants Bancshares, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in shareholders' equity, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated March 16, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

Albany, New York

March 16, 2009

ITEM 9 -

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures - The principal executive officer and principal financial officer of Merchants have evaluated its disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) as of December 31, 2008. Based on this evaluation, the principal executive officer and principal financial officer have concluded that Merchants' disclosure controls and procedures effectively ensure that information required to be disclosed in Merchants' filings and submissions with the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. In addition, Merchants has reviewed its internal control over financial reporting and there have been no changes in its internal control over financial reporting or in other factors during Merchants' most recent fiscal quarter that have materially affected or are likely to materially affect Merchants' internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting - Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) or 15d-15(f). Merchants' internal control system was designed to provide reasonable assurances to Merchants' management and board of directors regarding the preparation and fair presentation of published financial statements. Under the supervision and with the participation of Merchants' management, including its principal executive officer and principal financial officer, an evaluation of the effectiveness of its internal control over financial reporting was conducted, based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation under the framework in Internal Control - Integrated Framework, management concluded that its internal control over financial reporting was effective as of December 31, 2008. Merchants internal control over financial reporting as of December 31, 2008 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8 herein.

ITEM 9B - OTHER INFORMATION - All information required to be disclosed on Form 8-K during the fourth quarter of 2008 has been reported.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

ITEM 11 - EXECUTIVE COMPENSATION

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

Reference is hereby made to Merchants' Proxy Statement to Shareholders for its Annual Meeting of Shareholders to be held on May 5, 2009, wherein pursuant to Regulation 14A information concerning the above subjects (Items 10 through 14) is incorporated by reference.

Pursuant to Rule 12b-23 and Instruction G to Form 10-K, definitive copies of the Proxy Statement will be filed within 120 days subsequent to the end of Merchants' 2008 fiscal year.

PART IV

ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(1)

The following consolidated financial statements are included:

Consolidated Balance Sheets, December 31, 2008, and December 31, 2007

Consolidated Statements of Income for years ended December 31, 2008, 2007 and 2006

Consolidated Statements of Comprehensive Income for the years ended December 31, 2008, 2007 and 2006

Consolidated Statements of Changes in Shareholders' Equity for years ended December 31, 2008, 2007 and 2006

Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006

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

3.1.2	Certificate of Merger, filed June 5, 1987 (Incorporated by reference to Exhibit 3.1.2 to Merchants' Annual Report on Form 10-K for the Year Ended December 31, 2006)

3.1.3	Certificate of Amendment, filed May 11, 1988 (Incorporated by reference to Exhibit 3.1.3 to Merchants' Annual Report on Form 10-K for the Year Ended December 31, 2006)

3.1.4	Certificate of Amendment, filed April 29, 1991 (Incorporated by reference to Exhibit 3.1.4 to Merchants' Annual Report on Form 10-K for the Year Ended December 31, 2006)

3.1.5	Certificate of Amendment, filed August 29, 2006 (Incorporated by reference to Exhibit 3.1.5 to Merchants' Annual Report on Form 10-K for the Year Ended December 31, 2006)

3.1.6	Certificate of Amendment, filed August 29, 2006 (Incorporated by reference to Exhibit 3.1.6 to Merchants' Annual Report on Form 10-K for the Year Ended December 31, 2006)

3.2	Amended Bylaws of Merchants (Incorporated by reference to Exhibit C to Merchants' Definitive Proxy Statement for the Annual Meeting of the Stockholders of the Company, filed on April 25, 1987)

4	Instruments defining the rights of security holders, including indentures:

4.1	Specimen of Merchants' Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to Merchants' Annual Report on Form 10-K for the Year Ended December 31, 2001)

4.2

Description of the Rights of Holders of Merchants' Common Stock (appearing on pages 10 through 16 of Merchants' definitive Proxy Statement on Schedule 14A, effective as of April 25, 1987 for Merchants' Annual Meeting of Shareholders held June 2, 1987)

10.1

Merchants Bancshares, Inc. Dividend Reinvestment and Stock Purchase Plan (Incorporated by reference to Exhibit 4.1 to Merchants' Registration Statement on Form S-3 (Registration No. 333-151572) filed on June 11, 2008))

10.2

401(k) Employee Stock Ownership Plan of Merchants, dated January 1, 1990, as amended (Incorporated by reference to Merchants' Registration Statement on Form S-8 (Registration Number 33-3274) filed on November 16, 1989) *

10.3

Amended and Restated Merchants Bank Pension Plan dated as of January 1, 1994 (Incorporated by Reference to Exhibit 10.6 to Post-Effective Amendment Number 1 to Merchants' Registration Statement on Form S-8 (Registration Number 333-18845) filed on December 26, 1996) *

10.4

Form of Employment Agreement dated as of January 1, 2009, by and between Merchants and its subsidiaries and certain of its executive officers (Incorporated by reference to Exhibit 10.1 to Merchants' Report on Form 8-K filed on December 18, 2008.) *

10.5

Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures dated December 15, 2004; Merchants Bancshares, Inc. as Issuer, Wilmington Trust Company as Trustee (Incorporated by reference to Exhibit 10.5 to Merchants' Annual Report on Form 10-K for the Year Ended December 31, 2004)

10.5.1	MBVT Statutory Trust I Subscription Agreement dated December 15, 2004 (Incorporated by reference to Exhibit 10.5.1 to Merchants' Annual Report on Form 10-K for the Year Ended December 31, 2004)

10.5.2

Declaration of Trust dated December 15, 2004 between Merchants Bancshares, Inc. and Wilmington Trust Company (Incorporated by reference to Exhibit 10.5.2 to Merchants' Annual Report on  Form 10-K for the Year Ended December 31, 2004)

10.5.3

Guarantee Agreement between Merchants Bancshares, Inc. and Wilmington Trust Company dated December 15, 2004 (Incorporated by reference to Exhibit 10.5.3 to Merchants' Annual Report on Form 10-K for the Year Ended December 31, 2004)

10.5.4

Placement Agreement dated December 7, 2004 between Merchants Bancshares, Inc. and FTN Financial Capital Markets (Incorporated by reference to Exhibit 10.5.4 to Merchants' Annual Report on Form 10-K for the Year Ended December 31, 2004)

10.14

The Merchants Bank Amended and Restated Deferred Compensation Plan for Directors (Incorporated by reference to Exhibit 10.14 to Merchants' Annual Report on Form 10-K for the Year Ended December 31, 1997) *

10.14.1

Trust under the Merchants Bank Amended and Restated Deferred Compensation Plan for Directors (Incorporated by reference to Exhibit 10.14.1 to Merchants' Annual Report on Form 10-K for the Year Ended December 31, 1997) *

10.14.2

The Merchants Bancshares, Inc. Amended and Restated Deferred Compensation Plan for Directors (Incorporated by reference to Exhibit 10.14.2 to Merchants' Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2006) *

10.14.3

The Merchants Bancshares, Inc. 2008 Compensation Plan for Non-Employee Directors and Trustees (Incorporated by reference to Merchants' definitive Proxy Statement on Schedule 14A, effective as of April 1, 2008 for Merchants' Annual Meeting of Shareholders held May 6, 2008) *

10.15

Agreement among the Merchants Bank and Kathryn T. Boardman, Thomas R. Havers and Susan D. Struble dated as of December 20, 1995 (Incorporated by reference to Exhibit 10.15 to Merchants' Annual Report on Form 10-K for the Year Ended December 31, 1996) *

10.15.1

Trust under the Agreement among the Merchants Bank and Kathryn T. Boardman, Thomas R. Havers and Susan D. Struble dated as of December 20, 1995 (Incorporated by reference to Exhibit 10.15.1 to Merchants' Annual Report on Form 10-K for the Year Ended December 31, 1996) *

10.17	The Merchants Bancshares, Inc. Amended and Restated Stock Option Plan (Incorporated by reference to Exhibit 10.17 to Merchants' Annual Report on Form 10-K for the Year Ended December 31, 2006) *

10.17.1	The Merchants Bancshares, Inc. 2008 Stock Option Plan (Incorporated by reference to Merchants' Registration Statement on Form S-8 (Registration Number 333-151424) filed on June 4, 2008) *

10.18.1

Purchase and Sale Agreement between Merchants Bank and Eastern Avenue Properties, L.L.C., dated as of June 27, 2008 (Incorporated by reference to Exhibit 10.18.1 to Merchants' Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2008)

10.18.2

Leaseback Agreement between Merchants Bank and Farrell Exchange, L.L.C., dated as of June 27, 2008 (Incorporated by reference to Exhibit 10.18.2 to Merchants' Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2008)

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

____________________________________

*Represents management contract or compensatory plan or agreement.

SIGNATURES

Pursuant to the requirement of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Merchants Bancshares, Inc.

Date:	March 16, 2009	By:	/s/ Michael R. Tuttle
Michael R. Tuttle, President & CEO

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of MERCHANTS BANCSHARES, INC., and in the capacities and on the date as indicated.

/s/ Michael R. Tuttle	March 16, 2009
Michael R. Tuttle, Director,	Date
President & CEO of Merchants

/s/ Scott F. Boardman	March 16, 2009
Scott F. Boardman, Director

/s/ Peter A. Bouyea	March 16, 2009
Peter A. Bouyea, Director	Date

/s/ Jeffrey L. Davis	March 16, 2009
Jeffrey L. Davis, Director	Date

/s/ Michael G. Furlong	March 16, 2009
Michael G. Furlong, Director	Date

/s/ John A. Kane	March 16, 2009
John A. Kane, Director	Date

/s/ Lorilee A. Lawton	March 16, 2009
Lorilee A. Lawton, Director	Date

/s/ Bruce M. Lisman	March 16, 2009
Bruce M. Lisman, Director	Date

/s/ Raymond C. Pecor, Jr.	March 16, 2009
Raymond C. Pecor, Jr., Director	Date
Chairman of the Board of Directors

/s/ Patrick S. Robins	March 16, 2009
Patrick S. Robins, Director	Date

/s/ Robert A. Skiff	March 16, 2009
Robert A. Skiff, Director	Date

/s/ Janet P. Spitler	March 16, 2009
Janet P. Spitler, Treasurer & CFO of Merchants	Date