Form 10-Q
period 2009-03-31
MERCHANTS BANCSHARES INC
filed 2009-05-08
CIK 726517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2009

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	0-11595

Merchants Bancshares, Inc.
(Exact Name Of Registrant As Specified In Its Charter)

Delaware	03-0287342
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

275 Kennedy Drive, South Burlington, Vermont	05403
(Address Of Principal Executive Offices)	(Zip Code)

802-658-3400
(Registrant’s Telephone Number, Including Area Code)

(Former Name, Former Address And Former Fiscal Year, If Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    [ X ] Yes     [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a nonaccelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ ]	Accelerated Filer [ X ]	Nonaccelerated Filer [ ]	Smaller Reporting Company [ ]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).

[ ] Yes	[ X ] No

As of April 21, 2009, there were 6,087,171 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

MERCHANTS BANCSHARES, INC.

FORM 10-Q

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.	Interim Consolidated Financial Statements (Unaudited)

	Consolidated Balance Sheets As of March 31, 2009 and December 31, 2008	1

	Consolidated Statements of Income For the three months ended March 31, 2009 and 2008	2

	Consolidated Statements of Comprehensive Income For the three months ended March 31, 2009 and 2008	3

	Consolidated Statements of Cash Flows For the three months ended March 31, 2009 and 2008	4

	Notes to Interim Consolidated Financial Statements	5 – 8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	8 – 18
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	19 – 20
Item 4.	Controls and Procedures	21

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	22
Item 1A.	Risk Factors	22 – 25
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 3.	Defaults upon Senior Securities	26
Item 4.	Submission of Matters to a Vote of Security Holders	26
Item 5.	Other Information	26
Item 6.	Exhibits	27
Signatures		28
Exhibits

MERCHANTS BANCSHARES, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.   Financial Statements

Merchants Bancshares, Inc.

Consolidated Balance Sheets

(unaudited)

	(In thousands except share and per share data)		March 31, 2009	December 31, 2008
	ASSETS
	Cash and cash equivalents		$ 33,334	$ 36,145
	Federal funds sold and other short-term investments		260	111
	Total cash and cash equivalents		33,594	36,256
	Investments:
	Securities available for sale, at fair value		397,473	429,872
	Securities held to maturity (fair value of $1,670 and $1,810)		1,586	1,737
	Total investments		399,059	431,609
	Loans		892,579	847,127
	Less: Allowance for loan losses		9,446	8,894
	Net loans		883,133	838,233
	Federal Home Loan Bank stock		8,630	8,523
	Bank premises and equipment, net		11,495	11,561
	Investment in real estate limited partnerships		4,901	5,364
	Other assets		9,468	9,664
	Total assets		$ 1,350,280	$ 1,341,210
	LIABILITIES
	Deposits:
	Demand deposits		$ 103,276	$ 117,728
	Savings, NOW and money market accounts		463,338	427,948
	Time deposits $100 thousand and greater		133,463	113,984
	Other time deposits		276,809	271,137
	Total deposits		976,886	930,797
	Securities sold under agreements to repurchase and other short-term debt		92,705	124,408
	Securities sold under agreements to repurchase, long-term		54,000	54,000
	Other long-term debt		107,540	118,643
	Junior subordinated debentures issued to unconsolidated subsidiary trust		20,619	20,619
	Other liabilities		14,046	13,046
	Total liabilities		1,265,796	1,261,513
	Commitments and contingencies (Note 5)
	SHAREHOLDERS' EQUITY
	Preferred stock Class A non-voting
	Shares authorized - 200,000, none outstanding		--	--
	Preferred stock Class B voting
	Shares authorized - 1,500,000, none outstanding		--	--
	Common stock, $.01 par value		67	67
	Shares authorized	10,000,000
Issued	As of March 31, 2009 and December 31, 2008	6,651,760
Outstanding	As of March 31, 2009	5,776,791
	As of December 31, 2008	5,737,428
	Capital in excess of par value		36,644	36,862
	Retained earnings		58,897	57,689
	Treasury stock, at cost		(18,925)	(19,853)
	As of March 31, 2009	874,969
	As of December 31, 2008	914,332
	Deferred compensation arrangements		5,842	6,117
	Accumulated other comprehensive income (loss)		1,959	(1,185)
	Total shareholders' equity		84,484	79,697
	Total liabilities and shareholders' equity		$ 1,350,280	$ 1,341,210

See accompanying notes to interim consolidated financial statements.

Merchants Bancshares, Inc.

Consolidated Statements of Income

(Unaudited)

	Three Months Ended March 31,
(In thousands except per share data)	2009	2008
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$ 11,768	$ 11,566
Investment income:
Interest on debt securities	5,263	4,555
Dividends	--	77
Interest on fed funds sold, short term investments and interest bearing deposits	4	251
Total interest and dividend income	17,035	16,449
INTEREST EXPENSE
Savings, NOW and money market accounts	548	1,061
Time deposits $100 thousand and greater	684	943
Other time deposits	1,604	2,512
Other borrowed funds	85	638
Long-term debt	1,773	1,657
Total interest expense	4,694	6,811
Net interest income	12,341	9,638
Provision for credit losses	900	300
Net interest income after provision for credit losses	11,441	9,338
NONINTEREST INCOME
Trust company income	401	505
Service charges on deposits	1,238	1,291
(Loss) gain on investment securities	(205)	82
Equity in losses of real estate limited partnerships, net	(463)	(463)
Other noninterest income	958	828
Total noninterest income	1,929	2,243
NONINTEREST EXPENSE
Salaries and wages	3,425	3,097
Employee benefits	1,260	932
Occupancy expense	928	923
Equipment expense	711	629
Legal and professional fees	689	583
Marketing	341	404
State franchise taxes	298	272
Other noninterest expense	1,890	1,284
Total noninterest expense	9,542	8,124
Income before provision for income taxes	3,828	3,457
Provision for income taxes	922	800
NET INCOME	$ 2,906	$ 2,657

Basic earnings per common share	$ 0.48	$ 0.44
Diluted earnings per common share	$ 0.48	$ 0.44

See accompanying notes to interim consolidated financial statements.

Merchants Bancshares, Inc.

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended March 31,
(In thousands)	2009	2008
Net income	$ 2,906	$ 2,657
Other comprehensive income, net of tax:
Change in net unrealized gain on securities available for sale, net of taxes of $1,621 and $931	3,010	1,729
Reclassification adjustments for net securities losses (gains) included in net income, net of taxes of $72 and $(29)	133	(53)
Change in net unrealized loss on interest rate swaps, net of taxes of $(16) and $0	(30)	--
Pension liability adjustment, net of taxes of $25 and $16	46	29
Other comprehensive income	3,159	1,705
Comprehensive income	$ 6,065	$ 4,362

 See accompanying notes to interim consolidated financial statements.

Merchants Bancshares, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

For the three months ended March 31,	2009	2008
(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 2,906	$ 2,657
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	900	300
Depreciation and amortization	482	633
Stock option expense	14	4
Net losses (gains) on investment securities	205	(82)
Net gains on sale of premises and equipment	(178)	--
Net gains on sales of other real estate owned	--	(62)
Equity in losses of real estate limited partnerships, net	463	463
Changes in assets and liabilities:
Increase in interest receivable	91	50
Increase (decrease) in other assets	104	(1,056)
(Increase) decrease in interest payable	(54)	60
(Increase) decrease in other liabilities	(639)	2,641
Net cash provided by operating activities	4,294	5,608

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investment securities available for sale	12,471	27,009
Proceeds from maturities of investment securities available for sale	24,470	26,882
Proceeds from maturities of investment securities held to maturity	151	319
Purchases of investment securities available for sale	--	(62,803)
Loan originations in excess of principal payments	(45,800)	(21,106)
Purchases of Federal Home Loan Bank stock	(107)	(728)
Proceeds from sales of premises and equipment	252	--
Proceeds from sales of other real estate owned	--	537
Purchases of bank premises and equipment	(397)	(830)
Net cash used in investing activities	(8,960)	(30,720)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	46,089	37,429
Net decrease in short-term borrowings	(20,383)	(793)
Proceeds from long-term debt	800	25,000
Net decrease in securities sold under agreement to repurchase-short term	(11,320)	(14,041)
Net increase in securities sold under agreement to repurchase-long term	--	12,500
Principal payments on long-term debt	(11,903)	(19,462)
Cash dividends paid	(1,513)	(1,522)
Purchases of treasury stock	--	(917)
Sale of treasury stock	--	1
Increase in deferred compensation arrangements	39	2
Proceeds from exercise of stock options, net of withholding taxes	195	--
Tax benefit from exercise of stock options	--	5
Net cash provided by financing activities	2,004	38,202

(Decrease) increase in cash and cash equivalents	(2,662)	13,090
Cash and cash equivalents beginning of period	36,256	49,820
Cash and cash equivalents end of period	$ 33,594	$ 62,910

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Total interest payments	$ 4,749	$ 6,751
Total income tax payments	750	650
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Increase in payable for investments purchased	$ --	$ 55,272
Distribution of stock under deferred compensation arrangements	400	349
Distribution of treasury stock in lieu of cash dividend	185	185

See accompanying notes to interim consolidated financial statements.

Notes To Interim Consolidated Financial Statements

See Merchants Bancshares, Inc. (“Merchants”) 2008 Annual Report on Form 10-K for additional information.

Note 1: Financial Statement Presentation

Principles of Consolidation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. All adjustments necessary for a fair presentation of the interim consolidated financial statements of Merchants as of March 31, 2009 and 2008, and for the three months ended March 31, 2009 and 2008 have been included. The information was prepared from the unaudited financial statements of Merchants and its subsidiaries, Merchants Bank (“Bank”), Merchants Trust Company and MBVT Statutory Trust I. Amounts reported for prior periods are reclassified, where necessary, to be consistent with the current period presentation.

Management’s Use of Estimates in Preparation of Financial Statements

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

Note 2: Earnings Per Share

The following table presents reconciliations of the calculations of basic and diluted earnings per common share for the periods indicated:

	For the Three Months Ended March 31,
	2009	2008
(In thousands except per share data)
Net income	$ 2,906	$ 2,657
Weighted average common shares outstanding	6,068	6,085
Dilutive effect of common stock equivalents	2	14
Weighted average common and common equivalent	6,070	6,099
shares outstanding
Basic earnings per common share	$ 0.48	$ 0.44
Diluted earnings per common share	$ 0.48	$ 0.44

Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding for the three month periods ended March 31, 2009 and 2008. For the three months ended March 31, 2009 and 2008 there were average stock options outstanding of 42,085 and 10,000 that were not included in the calculation of earnings per share because they were anti-dilutive.

Note 3: Pension

Prior to January 1995 Merchants maintained a noncontributory defined benefit pension plan (the “Plan”) covering all eligible employees. The Plan was a final average pay plan with benefits based on the average salary rates using the five consecutive Plan years of the last ten years that produce the highest average salary. It was Merchants’ policy to fund the cost of benefits expected to accrue during the year plus amortization of any unfunded accrued liability that had accumulated prior to the valuation date based on IRS regulations for funding. During 1995 the Plan was curtailed. Accordingly, all accrued benefits were fully vested and no additional years of service or age will be accrued.

The following table summarizes the components of net periodic benefit costs for the periods indicated:

	Three months ended March 31,
(In thousands)	2009	2008
Interest cost	$ 126	$ 115
Service cost	14	11
Expected return on Plan assets	(90)	(145)
Amortization of net loss	71	40
Net periodic benefit cost	$ 121	$ 21

Merchants made no contribution to the Plan during the three months ended March 31, 2009 or March 31, 2008.

Recent market conditions have resulted in an unusually high degree of volatility and increased the risks and reduced the short term liquidity associated with certain investments held by the Plan. There has been a negative return on Plan assets through March 31, 2009 which could ultimately affect the funded status of the Plan. Due to the recent extraordinary turmoil in the capital markets, Merchants’ Pension Plan Investment Committee made the decision to keep a higher portion of Plan assets in cash. Merchants' Pension Plan Investment Policy Statement sets forth the investment objectives and constraints of the Plan. The purpose of the policy is to assist the Retirement Plan Committee of Merchants in effectively supervising, monitoring and evaluating the investments of the Plan.

Note 4: Stock Repurchase Program

In January 2007, Merchants’ Board of Directors (the “Board”) approved a stock repurchase program, pursuant to which Merchants may repurchase 200,000 shares of its stock from time to time through January 2008. The Board extended the previously extended program through January 2010 at its January 2009 meeting. Through March 31, 2009, Merchants purchased 143,475 shares of its common stock on the open market under the program at an average per share price of $22.94. Merchants did not purchase any shares during the quarter ended March 31, 2009, but purchased 39,233 shares during the three months ended March 31, 2008 at an average price per share of $23.33.

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

Merchants does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are conditional commitments issued by Merchants to guarantee the performance of a customer to a third party. Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit totaled approximately $4.24 million at March 31, 2009 and represent the maximum potential future payments Merchants could be required to make. Typically, these instruments have terms of 12 months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit for on balance sheet instruments. Merchants’ policies governing loan collateral apply to standby letters of credit at the time of credit extension. Loan-to-value ratios are generally consistent with loan-to-value requirements for other commercial loans secured by similar types of collateral. The fair value of Merchants’ standby letters of credit at March 31, 2009 was insignificant.

Merchants is involved in routine legal proceedings that occur in the ordinary course of business, which, in the aggregate, are believed by management to be immaterial to its financial condition and results of operations.

Note 6: Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” The FSP requires publicly traded companies to provide disclosures about fair value of financial instruments in interim financial information. FSP 107-1 and APB 28-1 will be effective for interim and annual financial periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity adopting this FSP early must also adopt FSP FAS 157-4, FSP FAS 115-2 and FAS 124-2. Merchants will not adopt the provisions of FSP FAS 107-1 and APB 28-1 until April 1, 2009. As FSP FAS 107-1 and APB 28-1 amends only the disclosure requirements about fair value of financial instruments in interim periods, the adoption of FSP FAS 107-1 and APB 28-1 is not expected to have a material impact on Merchants’ financial condition or results of operations.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary-Impairment.” The FSP (i) changes existing guidance for determining whether an impairment to debt securities is other than temporary and (ii) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. Under FSP FAS 115-2 and FAS 124-2, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of impairment related to other factors is recognized in other comprehensive income. FAS 115-2 and FAS 124-2 will be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity adopting this FSP early must also adopt FSP FAS 157-4. Merchants will not adopt the provisions of FSP FAS 115-2 and FAS 124-2 until April 1, 2009. Although Merchants is assessing the potential impact of FSP FAS 115-2 and FAS 124-2, Merchants does not expect it to have a material impact on its financial condition or results of operations.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” The FSP affirms the objective of fair value when a market is not active, clarifies and includes additional factors for determining whether there has been a significant decrease in market activity, eliminates the presumption that all transactions are distressed unless proven otherwise, and requires an entity to disclose a change in valuation technique. The FSP is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity adopting this FSP early must also adopt FSP FAS 115-2 and FAS 124-2. Merchants will not adopt the provisions of FSP FAS 157-4 until April 1, 2009. Although Merchants is assessing the potential impact of FSP FAS 157-4, Merchants does not expect it to have a material impact on its financial condition or results of operations.

Note 7: Fair Value Measurements

Merchants adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”), effective January 1, 2008 for fair value measurement of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Under SFAS No. 157, fair value measurements are not adjusted for transaction costs. SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). Merchants adopted FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157”, effective January 1, 2009 for nonfinancial assets and liabilities. Merchants has identified other real estate owned as a Level 2 nonfinancial asset fair value measurement. The three levels of the fair value hierarchy under SFAS No. 157 are described below:

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

The types of instruments valued based on quoted market prices in active markets include most U.S. government and agency securities, many other sovereign government obligations, liquid mortgage products, active listed equities and most money market securities. Such instruments are generally classified within level 1 or level 2 of the fair value hierarchy. As required by SFAS No. 157, Merchants does not adjust the quoted price for such instruments.

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

Level 3 is for positions that are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate will be used. Management’s best estimate consists of both internal and external support on certain Level 3 investments. Subsequent to inception, management only changes level 3 inputs and assumptions when corroborated by evidence such as transactions in similar instruments, completed or pending third-party transactions in the underlying investment or comparable entities, subsequent rounds of financing, recapitalizations and other transactions across the capital structure, offerings in the equity or debt markets, and changes in financial ratios or cash flows.

As of March 31, 2009, there were securities classified as available for sale with fair values totaling $397.47 million which had gross unrealized gains of $8.22 million. The following table presents the fair value measurements on a recurring basis as of March 31, 2009.

		Fair Value Measurements at Reporting Date Using
(In thousands) Description	3/31/2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities	$ 397,473	$ --	$ 397,473	$ --
Other real estate owned	802	--	802	--
Impaired loans	11,519	--	11,519	--
Interest rate swaps	(1,085)	--	(1,085)	--
Total	$ 408,709	$ --	$ 408,709	$ --

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

Other real estate owned acquired through loan foreclosure is recorded at fair value based on the appraised market value of the property as determined by an independent appraisal. The independent appraiser uses level 2 inputs such as recent sales of similar assets, among other factors, to determine the estimated fair value of the property.

In accordance with the provisions of SFAS No. 114, “Accounting by Creditors for Impairment of a Loan – an amendment of FASB Statements No. 5 and 15” (“SFAS No. 114”), Merchants had collateral dependent impaired loans with a carrying value of approximately $11.52 million which had specific reserves included in the allowance for loan losses of $586 thousand at March 31, 2009. Merchants uses the fair value of underlying collateral to estimate the specific reserves for collateral dependent impaired loans. Based on the valuation techniques used, the fair value measurements for collateral dependent impaired loans are classified as Level 2.

During July 2008, Merchants entered into a three year forward interest rate swap arrangement for $10 million of its $20 million trust preferred issuance which changes to a floating rate in December, 2009. The swap will fix the interest rate at 6.50% for the three year term of the swap. Merchants entered into a swap for the balance of the trust preferred issuance in March of 2009 and fixed the rate at 5.23% for seven years. Merchants blended cost of the trust preferred issuance beginning in December 2009 will be 5.87% for a five year average term. The swap is reported at its fair value of $(1.08) million utilizing level 2 inputs from third parties.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

Except for the historical information contained herein, this Quarterly Report on Form 10-Q of Merchants may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). When used, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “result,” “should,” “will” and similar expressions which do not relate solely to historical matters are intended to identify forward-looking statements. These statements include, among other things, statements regarding Merchants’ intent, belief or expectations with respect to economic conditions, trends affecting Merchants’ financial condition or results of operations, and Merchants’ exposure to market, interest rate and credit risk.

Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, which are included in more detail in Section 1A – “Risk Factors” beginning on page 22 of this document.

General

All adjustments necessary for a fair presentation of Merchants’ interim consolidated financial statements as of March 31, 2009, and for the three months ended March 31, 2009 and 2008, have been included. The information was prepared from the unaudited financial statements of Merchants and its subsidiaries, Merchants Bank, Merchants Trust Company and MBVT Statutory Trust I.

Recent Market Developments

Certain segments of the financial services industry are facing unprecedented challenges in the face of the current national and global economic crisis. The global and U.S. economies are experiencing significantly reduced business activity as a result of disruptions in the financial system during the past year, among other things. In some areas, dramatic declines in the housing market, increasing foreclosures and rising unemployment, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. These write-downs have caused many financial institutions to seek additional capital; to merge with larger and stronger institutions; and, in some cases, to fail. Merchants is fortunate that, to date, the markets it serves have been impacted to a lesser extent than many areas around the country. However, a prolonged recession and persistently adverse economic conditions would likely impact these markets over time, and have a negative impact upon Merchants’ financial condition and performance.

In response to the financial crises affecting the banking system and financial markets, there have been several recent announcements of Federal programs designed to purchase or insure assets from, provide equity capital to, and guarantee the liquidity of, the industry.

In response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, on October 3, 2008, the Emergency Economic Stabilization Act of 2008 (the “EESA”) was signed into law. Pursuant to the EESA, the U.S. Treasury was given the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. EESA also immediately increased the FDIC deposit insurance limit from $100,000 to $250,000 through December 31, 2009.

On October 14, 2008, the Secretary of the Department of the Treasury announced that the Department of the Treasury will purchase equity stakes in a wide variety of banks and thrifts. Under the program, known as the Troubled Asset Relief Program Capital Purchase Program (the “TARP Capital Purchase Program”), from the $700 billion authorized by the EESA, the Treasury made $250 billion of capital available to U.S. financial institutions in the form of preferred stock. In conjunction with the purchase of preferred stock, the Treasury received, from participating financial institutions, warrants to purchase common stock with an aggregate market price equal to 15% of the preferred investment. Participating financial institutions were required to adopt the Treasury’s standards for executive compensation and corporate governance for the period during which the Treasury holds equity issued under the TARP Capital Purchase Program. On December 24, 2008, Merchants announced that, although it had applied for and been preliminarily approved for funds through the TARP Capital Purchase Program, it would not participate in the program given the strength of its capital position.

Results of Operations

Overview

Net income was $2.91 million for the first quarter of 2009, compared to net income of $2.66 million for the first quarter of 2008. The return on average assets for the quarter ended March 31, 2009 was 0.87%, compared to 0.88% for the first quarter of 2008. The return on average equity for the first quarter of 2009 was 14.50% compared to 13.83% for the first quarter of 2008. The following were the major factors contributing to the results for the quarter ended March 31, 2009, compared to the same period in 2008:

•

Net interest income for the first quarter of 2009 was $12.34 million, a $2.70 million, or 28%, increase over the same period in 2008. Merchants’ net interest margin for the first quarter of 2009 was 3.85%, a 45 basis point increase over the same period in 2008. The increase in the net interest margin was primarily a result of an overall larger interest earning asset base funded by low cost funding sources.

•

Merchants recorded a $900 thousand loan loss provision during the quarter compared to a $300 thousand loan loss provision for the same quarter of 2008. Increased loan production, as well as increased nonperforming loans and net charge-offs resulted in a higher provision expense for the first quarter of 2009 when compared to the first quarter of 2008.

•

Merchants’ quarterly average loans were $865.96 million, an increase of $128.35 million, or 17% over the first quarter of 2008, and were $40.57 million, or 5% higher on a linked quarter basis. Loans ended the first quarter of 2009 at $892.58 million, an increase of $45.45 million over December 31, 2008 ending balances of $847.13 million.

•

Merchants’ quarterly average investment portfolio was $429.33 million, an increase of $50.92 million over the same quarter of 2008.

•

Quarterly average deposits were $948.48 million, an increase of $69.64 million, or 8%, over the same quarter of 2008. Deposits ended the quarter at $976.89 million, an increase of $46.09 million over year end balances of $930.80 million.

•

Total non-interest income decreased to $1.93 million for the first quarter of 2009 from $2.24 million for the first quarter of 2008. Non-interest income excluding gains/losses on investment securities and asset sales decreased to $1.95 million for the first quarter of 2009, compared to $2.16 million for the first quarter of 2008. Total non-interest expense increased $1.42 million to $9.54 million for the first quarter of 2009 from $8.12 million for the first quarter of 2008.

Net Interest Income

Merchants’ net interest income increased $2.70 million, or 28.0%, for the first quarter of 2009 compared to 2008. This increase was a result of strong growth in both loans and deposits, and a result of lowered funding costs during the quarter. Average interest earning assets for the quarter were $1.30 billion, compared to $1.14 billion for the first quarter of 2008. Merchants’ net interest margin for the first quarter of 2009 was 3.85%, 45 basis points higher than the first quarter of 2008.

The average rate on interest earning assets for the first quarter of 2009 was 48 basis points lower than the first quarter of 2008. This decrease was primarily due to decreased loan rates for 2009 compared to 2008, a result of dramatic decreases in the prime lending rate over the last year, and an overall lower interest rate environment. Lower loan rates were partially offset by a slightly higher average yield on Merchants’ primarily fixed rate investment portfolio for the first quarter of 2009 compared to 2008.

Merchants was able to reduce its overall funding costs by 108 basis points for the first quarter of 2009 compared to 2008. The average cost of deposits decreased by 102 basis points when comparing the first quarter of this year to the same period in the prior year. Most of this decrease came in the cost of time deposits as these funds repriced in a lower interest rate environment, the cost of this funding source decreased 162 basis points. Additionally, the cost of Merchants’ Savings, NOW and money market accounts decreased 54 basis points. Merchants’ cost of borrowed funds decreased 146 basis points when comparing the first quarter of 2009 to 2008 and Merchants’ cost of securities sold under agreements to repurchase and other short-term debt decreased 261 basis points for the first quarter of 2009 compared to 2008, primarily a result of the 200 basis points decrease in the target federal funds rate over the last twelve months. Merchants’ average cost of long-term borrowed funds for the first quarter of 2009 was 81 basis points lower than the first quarter of 2008.

The following table attributes changes in Merchants’ net interest income (on a fully taxable equivalent basis) to changes in either average balances or average rates for the three months ended March 31, 2009. Changes due to both interest rate and volume have been allocated to change due to volume and change due to rate in proportion to the relationship of the absolute dollar amounts of the change in each category:

Analysis of Changes in Fully Taxable Equivalent Net Interest Income

Three Months Ended March 31,
			Increase	Due to
(In thousands)	2009	2008	(Decrease)	Volume	Rate
Fully taxable equivalent interest income:
Loans	$ 11,786	$ 11,585	$ 201	$ 1,801	$ (1,600)
Investments	5,263	4,632	631	585	46
Federal funds sold, securities sold under agreements to repurchase and interest bearing deposits with banks	4	251	(247)	(114)	(133)
Total interest income	17,053	16,468	585	2,272	(1,687)
Less interest expense:
Savings, money market & NOW accounts	548	1,061	(513)	72	(585)
Time deposits	2,288	3,455	(1,167)	396	(1,563)
Fed funds purchased, Federal Home Loan Bank and other short-term borrowings	20	9	11	24	(13)
Securities sold under agreements to repurchase and other short-term debt	65	629	(564)	6	(570)
Securities sold under agreement to repurchase, long-term	475	558	(83)	39	(122)
Other long-term debt	1,000	801	199	358	(159)
Junior subordinated debt	298	298	--	--	--
Total interest expense	4,694	6,811	(2,117)	895	(3,012)
Net interest income	$ 12,359	$ 9,657	$ 2,702	$ 1,377	$ 1,325

The following table sets forth certain information regarding net interest margin for the three months ended March 31, 2009 and 2008. For the periods indicated, the total dollar amount of interest income from average earning assets and the resultant yields, as well as the interest expense on average interest bearing liabilities, are expressed both in dollars and rates, and on a tax equivalent basis.

Merchants Bancshares, Inc.

Average Balance Sheets and Average Rates

(Unaudited)

	Three Months Ended
	March 31, 2009			March 31, 2008
(In thousands, fully taxable equivalent)	Average Balance	Interest Income/ Expense	Average Rate	Average Balance	Interest Income/ Expense	Average Rate
ASSETS:
Loans, including fees on loans (a)	$ 865,962	$ 11,786	5.52%	$ 737,614	$ 11,585	6.32%
Investments (b) (c)	429,329	5,263	4.97%	378,409	4,632	4.92%
Federal funds sold, securities purchased under agreements to resell and interest bearing deposits with banks	5,073	4	0.35%	26,634	251	6.79%
Total interest earning assets	1,300,364	$ 17,053	5.32%	1,142,657	$ 16,468	5.80%
Allowance for loan losses	(9,238)			(8,128)
Cash and cash equivalents	26,142			35,461
Bank premises and equipment, net	11,588			11,788
Other assets	14,814			20,689
Total assets	$ 1,343,670			$ 1,202,467

LIABILITIES AND SHAREHOLDERS' EQUITY:
Interest bearing deposits:
Savings, NOW & money market accounts	$ 441,930	$ 548	0.50%	$ 411,321	$ 1,061	1.04%
Time deposits	396,439	2,288	2.34%	350,525	3,455	3.96%
Total interest bearing deposits	838,369	2,836	1.37%	761,846	4,516	2.39%
Federal funds purchased	1,144	1	0.46%	132	1	4.26%
Federal Home Loan Bank and other short-term borrowings	24,473	19	0.31%	983	8	3.19%
Securities sold under agreements to repurchase and other short-term debt	87,904	65	0.30%	87,089	629	2.90%
Securities sold under agreements to repurchase, long-term	54,000	475	3.57%	50,099	558	4.48%
Other long-term debt	114,073	1,000	3.55%	74,651	801	4.31%
Junior subordinated debentures issued to
Unconsolidated subsidiary trust	20,619	298	5.77%	20,619	298	5.77%
Total borrowed funds	302,214	1,858	2.49%	233,573	2,295	3.95%
Total interest bearing liabilities	1,140,582	$ 4,694	1.67%	995,419	$ 6,811	2.75%
Noninterest bearing deposits	110,115			117,001
Other liabilities	12,819			13,238
Shareholders' equity	80,154			76,809
Total liabilities and shareholders’ equity	$ 1,343,670			$ 1,202,467

Net interest earning assets	$ 159,782			$ 147,238

Net interest income (fully taxable equivalent)		$ 12,359			$ 9,657
Tax equivalent adjustment		(18)			(19)
Net interest income		$ 12,341			$ 9,638

Net interest rate spread			3.65%			3.04%

Net interest margin			3.85%			3.40%

(a)

Includes principal balance of non-accrual loans and fees on loans.

(b)

Available for sale securities are included at fair value, held to maturity securities are included at amortized cost. Includes FHLB stock.

(c)

Tax exempt interest has been converted to a tax equivalent basis using the Federal tax rate of 35%.

Provision for Credit Losses: Merchants recorded a $900 thousand provision for credit losses during the first quarter of 2009 compared to $300 thousand for the first quarter of 2008. The increase in the provision is primarily a result of overall loan growth combined with increased net charge-offs and continued economic uncertainty. The allowance for loan losses was $9.45 million; 1.06% of total loans and 82% of nonperforming loans at March 31, 2009, compared to $8.89 million, 1.05% of total loans and 76% of nonperforming loans at December 31, 2008; and $8.31 million, 1.10% of total loans and 116% of nonperforming loans at March 31, 2008. Nonperforming loans decreased slightly to $11.52 million at March 31, 2009 from $11.64 million at December 31, 2008. Additions to nonperforming loans during the quarter were offset by principal pay downs, scheduled amortization and charge-downs. Approximately 75% of nonaccruing loans are concentrated in five relationships. Additionally, approximately $3.1 million of the loans in nonperforming status carry some form of government guarantee. Gross loans ended the first quarter of 2009 at $892.58 million, a $45.45 million increase over year end balances. Merchants recorded net charge-offs of $348 thousand for the first three months of 2009 and recorded net recoveries of $10 thousand for the same period in 2008. All of these factors are taken into consideration during management’s quarterly review of the Allowance for credit losses (the “Allowance”) which management continues to deem adequate under current market conditions. See the discussion of Nonperforming Assets and the Allowance on pages 17-18 for additional information on the provision, the Allowance and the allowance for loan losses.

Noninterest Income: Total noninterest income decreased to $1.93 million for the first quarter of 2009 from $2.24 million for the first quarter of 2008. Merchants closed its branch in Windsor VT on December 31, 2008. The building was sold during the first quarter of 2009 for a gain of $180 thousand. Merchants sold three securities with a combined book value of $12.68 million during the first quarter of 2009 at a combined loss of $205 thousand. For more information about this security sale please see “Balance Sheet Analysis” below. Excluding both the gain on the sale of the building and gains/losses on investment securities noninterest income decreased to $1.95 million for the first quarter of 2009 compared to $2.16 million for the first quarter of 2008. Trust Company income decreased to $401 thousand from $505 thousand for the first quarter of 2009 compared to 2008. Although Merchants has experienced increases in overall trust relationships, these increases have not generated enough additional revenue to offset lost revenue due to market value declines in the current volatile environment. Additionally, Merchants has experienced slight decreases in overdraft income and net ATM/debit card income for the first quarter of this year compared to last as customers react to the current economic uncertainty by spending less and by managing overdraft activity more closely.

Noninterest Expense: Total noninterest expense increased $1.42 million to $9.54 million for the first quarter of 2009 from $8.12 million for the first quarter of 2008. Salaries and Wages increased $328 thousand to $3.42 million for the first quarter of 2009 compared to the same period in 2008. This increase is a result of normal pay increases combined with additional staff that Merchants hired in the corporate banking, executive and trust areas over the course of 2008. Employee benefits increased $328 thousand to $1.26 million for the first quarter of 2009 compared to 2008. This increase is a result of substantial increases in health insurance costs and pension plan expenses for 2009 over 2008. Legal and professional fees were $689 thousand for the first quarter, a $106 thousand increase over last year. These increases are a result of a combination of overall increased third party provider fees and professional fees related to specific projects. Other noninterest expenses increased $606 thousand to $1.89 million for the first quarter of 2009 compared to the first quarter of 2008. Merchants FDIC insurance expense increased by $289 thousand for the first quarter of this year compared to last year. Expenses related to OREO and problem loans increased to $133 thousand for the first quarter of 2009 compared to a credit balance of $10 thousand for 2008 as Merchants has more loans in various stages of workout this year compared to last year. Additionally, most categories of operating expenses have increased for 2009 compared to 2008.

Balance Sheet Analysis

Merchants’ quarterly average loans were $865.96 million, an increase of $128.35 million, or 17% over the first quarter of 2008, and were $40.57 million, or 5% higher on a linked quarter basis. Loans ended the first quarter of 2009 at $892.58 million, an increase of $45.45 million over December 31, 2008 ending balances of $847.13 million. The increase since December 31, 2008 is made up of residential and commercial mortgages, and commercial loans. Merchants has hired additional lenders in its corporate banking group which has led to increased loan production. Additionally, Merchants believes that its status as the last independent statewide bank continues to have appeal to business owners and has helped the Bank attract new commercial customers. The combination of lower interest rates and reduced competition in the residential area coupled with the fact that Merchants does not originate loans for sale, have provided Merchants with additional opportunities to gain new retail customers.

Balances of real estate construction loans were relatively unchanged at $40.48 million at March 31, 2009 compared to December 31, 2008. For approximately $12.10 million of the outstanding construction loans at March 31, 2009, the primary source of repayment will be the sale of residential housing units. Approximately $15.40 million is attributable to construction of multifamily housing that is substantially complete, and will be repaid by conversion to term financing and future rental income. The balance of $12.98 million will be repaid by conversion of loans to commercial and industrial or commercial real estate borrowers to term financing, and conversion of loans to individual borrowers to conventional mortgage financing.

The following table summarizes the components of Merchants’ loan portfolio as of March 31, 2009 and December 31, 2008:

(In thousands)	March 31, 2009	December 31, 2008
Commercial, financial and agricultural	$ 140,866	$ 129,032
Real estate loans - residential	423,161	395,834
Real estate loans - commercial	279,041	273,526
Real estate loans - construction	40,478	40,357
Installment loans	7,545	7,670
All other loans	1,488	708
Total loans	$ 892,579	$ 847,127

Merchants’ investment portfolio totaled $399.06 million at March 31, 2009, a decrease of $32.55 million from December 31, 2008 ending balances of $431.61 million. Merchants sold three bonds with a book value of $12.68 million during the first quarter of 2009. One of the bonds was a non-agency Collateralized Mortgage Obligation (“CMO”) that was downgraded below single A during the quarter; after careful review and analysis Merchants determined that the potential loss severities in this bond could potentially be quite high, and decided to sell the bond. The bond was sold at a loss of $542 thousand. The other two bonds sold were an agency CMO and an agency MBS, both with a 6% coupon. Both of the bonds had very short average lives, and prepayments at this coupon level are expected to be elevated in light of current interest rate levels. Merchants decided to sell these two bonds to lock in the embedded gain. These bonds were sold at a combined gain of $337 thousand. All remaining securities in Merchants’ investment portfolio, with the exception of four bonds, were either Agency guaranteed or rated AAA by all rating agencies at March 31, 2009. The four securities have a split rating, with at least one rating agency continuing to carry a AAA rating and one or two others downgrading the bonds. One of these four securities was downgraded below A by one of the rating agencies during 2008. Merchants wrote this security down to its estimated fair value during the fourth quarter of 2008. Merchants, with the help of its investment advisor, has performed extensive cash flow analysis on its non-agency CMO portfolio. Merchants is closely tracking the performance of the underlying collateral on this portion of the portfolio. Merchants is also closely tracking the performance of its Commercial Mortgage-Backed Securities portfolio. Management has reviewed servicer reports on the underlying collateral that provide detail about defeasance levels, delinquencies, default rate and servicer watch lists. At this point, Merchants does not consider any of its securities to be other than temporarily impaired and has the intent and ability to hold these investments until a market price recovery, which could be maturity. Merchants has no corporate debt exposure on its books, including any perpetual preferred stock issued by FNMA or FHLMC nor any interests in pooled trust preferred securities.

Merchants’ investment portfolio at March 31, 2009, including both held-to-maturity and available for sale securities, consisted of the following:

(In thousands)	Amortized Cost	Fair Value
U.S. Treasury Obligations	$ 250	$ 251
Federal Home Loan Bank Obligations	6,634	6,752
Agency MBS	252,923	262,830
Agency CMO	85,466	87,844
Non-Agency CMO	24,770	21,791
Commercial MBS	16,658	15,793
Asset Backed Securities	4,135	3,883
Total invesments	$ 390,836	$ 399,144

Agency MBS and Agency CMO consist of pools of residential mortgages which are guaranteed by FNMA, FHLMC or Government National Mortgage Association (“GNMA”) with various origination dates and maturities. Although Merchants has the intent and ability to hold its various securities until maturity or a market price recovery, current market conditions are difficult. If conditions worsen, the fair market value of Merchants’ investment portfolio could be adversely affected and it is possible that certain unrealized losses could be designated as other than temporary in future periods.

Quarterly average deposits were $948.48 million, an increase of $69.64 million, or 8%, over the same quarter of 2008. Deposits ended the quarter at $976.89 million, an increase of $46.09 million over year end balances of $930.80 million. Approximately $14 million of the new deposit growth is attributable to our new government banking group. Merchants hired two experienced government banking officers during 2008, who provide depository, lending and other banking services to municipalities, school districts and other governmental authorities or agencies in Merchants’ service area. Merchants’ time deposits grew $25.15 million to $410.27 million at March 31, 2009 compared to December 31, 2008. Merchants’ Savings, NOW and money market balances increased $35.39 million to $463.34 million compared to $427.95 million at year end while demand deposits decreased $14.45 million. $10 million of the decrease in demand deposits and the increase in Savings, NOW and money market accounts is due to a reclassification of several grandfathered product types from demand deposits to the Free Checking for Life category, a component of Savings, NOW and money market accounts. Growth of core deposits has been enhanced by the strong volume of residential real estate lending, leading to the formation of new full-service banking relationships. As of March 31, 2009, $33.11 million in deposits have moved off balance sheet into the Certificate of Deposit Account Registry Service (“CDARS”) which has attracted some larger dollar relationships looking for both a higher yield and full insurance coverage.

The combination of the growth in deposits discussed above along with previously mentioned decreases in the investment portfolio allowed Merchants to reduce its short-term borrowed funds position to $10 million at March 31, 2009 from $28 million at December 31, 2008, while also paying down its long term debt position by $11.10 million. Merchants also experienced a decrease in its cash management sweep balances which decreased from $92.41 million at year end to $81.09 million at March 31, 2009. These balances, along with short-term borrowed funds are included with “Securities sold under agreements to repurchase and other short-term debt” on the accompanying consolidated balance sheet.

On December 15, 2004 Merchants closed its private placement of an aggregate of $20 million of trust preferred securities. The placement occurred through a newly formed Delaware statutory trust affiliate of Merchants, MBVT Statutory Trust I (the “Trust”) as part of a pooled trust preferred program. The Trust was formed for the sole purpose of issuing capital securities; these securities are non-voting. Merchants owns all of the common securities of the Trust. The proceeds from the sale of the capital securities were loaned to Merchants under subordinated debentures issued to the Trust. The debentures are the only asset of the Trust and payments under the debentures are the sole revenue of the Trust. Merchants’ primary source of funds to pay interest on the debentures held by the Trust is current dividends from its principal subsidiary, Merchants Bank. Accordingly, Merchants’ ability to service the debentures is dependent upon the continued ability of Merchants Bank to pay dividends to Merchants.

These hybrid securities qualify as regulatory capital for Merchants, up to certain regulatory limits. At the same time they are considered debt for tax purposes, and as such, interest payments are fully deductible. The trust preferred securities bear interest for five years at a fixed rate of 5.95%, and after five years, the rate adjusts quarterly at a fixed spread over three month LIBOR.

During July 2008, Merchants entered into a three year forward interest rate swap arrangement for $10 million of its $20 million trust preferred issuance which changes to a floating rate in December, 2009. The swap will fix the interest rate at 6.50% for the three year term of the swap. Merchants entered into a swap for the balance of the trust preferred issuance in March of 2009 and fixed the rate at 5.23% for seven years. Merchants blended cost of the trust preferred issuance beginning in December 2009 will be 5.87% for a five year average term. The trust preferred securities mature on December 31, 2034, and are redeemable without penalty at Merchants’ option, subject to prior approval by the FRB, beginning after five years from issuance.

In the ordinary course of business, Merchants makes commitments for possible future extensions of credit. At March 31, 2009, Merchants was obligated to fund $4.24 million of standby letters of credit. No losses are anticipated in connection with these commitments.

Income Taxes

Merchants and its subsidiaries are taxed on income at the federal level by the Internal Revenue Service. Total income tax expense was $922 thousand for the first quarter of 2009 compared to $800 thousand for the same period in 2008. Merchants recognized favorable tax benefits from federal affordable housing tax credits of $404 thousand for the first quarter of 2009 and 2008. Merchants’ statutory tax rate was 35% for all periods. The recognition of affordable housing tax credits is the principal reason for Merchants’ effective tax rate of 24.09% and 23.14% for the quarters ended March 31, 2009 and 2008, respectively.

Liquidity and Capital Resources

Merchants’ liquidity is monitored by the Asset and Liability Committee (the “ALCO”) of Merchants Bank’s Board of Directors, based upon Merchants Bank policies. Merchants has an overnight line of credit with the Federal Home Loan Bank of Boston (“FHLBB”) of $5 million and an estimated additional borrowing capacity with the FHLB of $73.08 million. The FHLBB recently announced a 2008 loss and suspended its quarterly dividend indefinitely. Although Merchants’ does not expect that this funding source will become unavailable, Merchants has ensured that it has other sources of readily available funds. Merchants has established a borrowing facility with the Federal Reserve Bank which will enable Merchants to borrow at the discount window. Additionally, Merchants has $44 million in available federal funds lines of credit at March 31, 2009 and the ability to borrow through the use of repurchase agreements, collateralized by Merchants’ investments, with certain approved counterparties. Merchants’ investment portfolio, which is managed by the ALCO, totaled $399.06 million at March 31, 2009, of which $183.03 million was pledged. The portfolio is a reliable source of cash flow for Merchants. Merchants is closely monitoring its short term cash position in the current uncertain economic environment, any excess funds are either left on deposit at the Federal Reserve Bank, or are in a fully insured account with one of our correspondent banks.

In January 2007, the Board approved a stock repurchase program, pursuant to which Merchants may repurchase 200,000 shares of its stock from time to time through January 2008. The Board extended the previously extended program through January 2010 at its January 2009 meeting. Through March 31, 2009, Merchants purchased 143,475 shares of its common stock on the open market under the program at an average per share price of $22.94. Merchants did not purchase any shares during the quarter ended March 31, 2009, but purchased 39,233 shares during the three months ended March 31, 2008 at an average price per share of $23.33.

As of March 31, 2009, Merchants exceeded all applicable regulatory capital requirements. Merchants continues to be considered well capitalized under applicable regulations, however Merchants’ regulatory capital ratios have decreased over the last year as Merchants balance sheet has grown more rapidly than its capital position. Merchants tangible equity ratio at March 31, 2009 was 6.26% compared to 6.07% at March 31, 2008. The following table represents the actual capital ratios and capital adequacy requirements for Merchants as of March 31, 2009 and 2008:

					To Be Well
					Capitalized Under
	Actual		For Capital Adequacy Purposes		Prompt Corrective Action Provisions
(In thousands)	Amount	Percent	Amount	Percent	Amount	Percent
As of March 31, 2009
Tier 1 leverage capital (1)	$ 99,641	7.42%	$ 53,747	4.00%	$ 67,184	5.00%
Tier 1 risk-based capital (1)	99,641	11.91%	33,454	4.00%	50,180	6.00%
Total risk-based capital (1)	109,504	13.09%	66,907	8.00%	83,634	10.00%
Tangible Capital	84,484	6.26%	N/A	N/A	N/A	N/A

As of March 31, 2008
Tier 1 leverage capital (1)	$ 95,609	7.95%	$ 48,097	4.00%	$ 60,361	5.00%
Tier 1 risk-based capital (1)	95,609	12.40%	30,839	4.00%	46,549	6.00%
Total risk-based capital (1)	103,921	13.52%	61,678	8.00%	77,582	10.00%
Tangible Capital	77,196	6.07%	N/A	N/A	N/A	N/A

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

The following table summarizes Merchants’ nonperforming assets at the dates indicated:

(In thousands)	March 31, 2009	December 31, 2008	March 31, 2008
Nonaccrual loans	$ 11,199	$ 11,476	$ 6,965
Loans past due 90 days or more and still accruing interest	213	57	52
Troubled debt restructurings	107	110	152
Total nonperforming loans (“NPL”)	11,519	11,643	7,169
Other Real Estate Owned ("OREO")	802	802	--
Total nonperforming assets (“NPA”)	$ 12,321	$ 12,445	$ 7,169

Nonperforming assets decreased slightly to $12.32 million at March 31, 2009 from $12.45 million at December 31, 2008 and increased from $7.17 million at March 31, 2008. Additions to nonperforming loans during the quarter were offset by principal pay downs, scheduled amortization and charge-downs. Approximately 75% of nonaccruing loans are concentrated in five relationships. Additionally, approximately $3.1 million of the loans in nonperforming status carry some form of government guarantee.  Excluded from the balances above are Merchants’ loans that are 30-89 days past due, these loans are not necessarily considered classified or impaired. Loans past due 30-89 days totaled $402 thousand, or 0.04% of total loans, at March 31, 2009, compared to $1.34 million, or 0.16% of total loans, at December 31, 2008 and $634 thousand, or 0.08% of total loans, at March 31, 2008.

A loan is considered impaired, based on current information and events, if it is probable that Merchants will be unable to collect the scheduled payments of principal or interest when due, according to the contractual terms of the loan agreement. Loans deemed impaired at March 31, 2009 totaled $11.52 million, all of which are included as nonperforming loans in the table above. Impaired loans at March 31, 2009 reflect a net decrease of $124 thousand since December 31, 2008.

Merchants’ management maintains an internal listing that includes all criticized and classified loans. Merchants’ management believes that Classified loans have well-defined weaknesses which, if left unattended, could lead to collection problems. The oversight process on these loans includes an active risk management approach. A management committee reviews the status of these loans each quarter and determines or confirms the appropriate risk rating, accrual status and loan loss reserve allocation. The findings of this review process are instrumental in determining the adequacy of the Allowance. Performing classified loans totaled approximately $13.97 million as of March 31, 2009, compared to $13.74 million as of December 31, 2008. Included in the internal classification total at March 31, 2009 is $2.13 million in loans to a troubled custom home manufacturer and $3.82 million in loans to a troubled furniture/retailer/manufacturer (classified under owner-occupied real estate); both borrowers continue to pay as agreed. There are no other significant concentrations of internally classified loans to any one borrower. Of the total $13.97 million in performing classified loans, approximately $2.70 million in loans outstanding are attributable to commercial borrowers in a variety of industries, $1.15 million is dependent upon sale of developmental real estate, $506 thousand in miscellaneous commercial real estate, $3.74 million to non-owner occupied commercial real estate and $5.88 million to owner-occupied commercial real estate. To date, payments have been made as agreed by these customers and Merchants believes that these loans are adequately secured based upon analysis of the most-current information available. Merchants’ management will continue to closely monitor asset quality.

The following table reflects Merchants’ nonperforming asset and coverage ratios as of the dates indicated:

	March 31, 2009	December 31, 2008	March 31, 2008
NPL to total loans	1.29%	1.37%	0.95%
NPA to total assets	0.91%	0.93%	0.56%
Allowance for loan losses to total loans	1.06%	1.05%	1.10%
Allowance for loan losses to NPL	82%	76%	116%

The following table summarizes year-to-date activity in Merchants’ Allowance through the dates indicated:

(In thousands)	March 31, 2009	December 31, 2008	March 31, 2008
Balance, beginning of year	$ 9,311	$ 8,350	$ 8,350
Charge-offs :
Commercial, lease financing and all other	(135)	(16)	(4)
Real estate – construction	(205)	(637)	--
Real estate – mortgage	(7)	(28)	--
Installment and other consumer	(1)	--	--
Total charge-offs	(348)	(681)	(4)
Recoveries:
Commercial, lease financing and all other	--	60	4
Real estate – mortgage	--	57	10
Installment and other consumer	--	--	--
Total recoveries	--	117	14
Net (charge-offs) recoveries	(348)	(564)	10
Provision for credit losses	900	1,525	300
Balance end of period	$ 9,863	$ 9,311	$ 8,660

Components:
Allowance for loan losses	$ 9,446	$ 8,894	$ 8,312
Reserve for undisbursed lines of credit	417	417	348
Allowance for Credit Losses	$ 9,863	$ 9,311	$ 8,660

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

The level of the Allowance reflects management’s current strategies and efforts to maintain the Allowance at a level adequate to provide for losses based on an evaluation of known and inherent risks in the loan portfolio, as well as the potential risk from unfunded loan commitments and letters of credit. Among the factors that management considers in establishing the level of the Allowance are overall findings from an analysis of individual loans, the overall risk characteristics and size of the loan portfolio, past credit loss history, management's assessment of current economic and real estate market conditions and estimates of the current value of the underlying collateral. Loans placed in nonperforming status may be either assigned a specific allocation of the allowance for loan losses or charged down to their estimated net realizable value based on management’s assessment of the ultimate collectability of principal. To the extent management determines the level of anticipated losses in the portfolio has significantly increased or diminished, the allowance for loan losses is adjusted through current earnings. As part of Merchants’ analysis of specific credit risk, detailed and extensive reviews are performed on larger credits and problematic credits identified on the watched asset list, nonperforming asset listings and internal credit rating reports. An outside loan review firm examines portions of Merchants’ commercial loan portfolio two times per year. Over the course of the year, a minimum of 60% of commercial loan balances are reviewed, including all relationships over $1.0 million and criticized and classified loans over $500 thousand. Issues addressed by the loan review process include the accuracy of Merchants’ internal risk ratings system, loan quality, and adequacy of the allowance for loan losses.

The allowance for loan losses as a percentage of total loans as of March 31, 2009 increased slightly to 1.06% compared to 1.05% at December 31, 2008 and 1.10% at March 31, 2008. The provision for loan losses was $900 thousand for the first quarter of 2009 compared to $300 thousand for the first quarter of 2008. The increased provision during the quarter was primarily a result of net charge-offs during the quarter combined with continued strong growth in the loan portfolio and continued economic uncertainty. All charges recorded during the first quarter were against non-accruing loans. Management considers the balance of the Allowance adequate at March 31, 2009.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

General

Merchants’ management and Board of Directors are committed to sound risk management practices throughout the organization. Merchants has developed and implemented a centralized risk management monitoring program. Risks associated with Merchants’ business activities and products are identified and measured as to probability of occurrence and impact on Merchants (low, moderate, or high), and the control or other activities in place to manage those risks are identified and assessed. Periodically, department-level and senior managers re-evaluate and report on the risk management processes for which they are responsible. This documented program provides management with a comprehensive framework for monitoring Merchants’ risk profile from a macro perspective; it also serves as a tool for assessing internal controls over financial reporting as required under the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), and the Sarbanes-Oxley Act of 2002.

Market Risk

Market risk is defined as the risk of loss in a financial instrument arising from adverse changes in market rates and prices such as interest rates, foreign currency exchange rates, commodity prices, and equity prices. Merchants’ primary market risk exposure is to interest rate and credit risk. An important component of Merchants’ asset and liability management process is the ongoing monitoring and management of these risks, which are governed by established policies that are reviewed and approved annually by Merchants Bank’s Board of Directors

Interest Rate Risk

Responsibility for carrying out the asset and liability management policies is delegated to the ALCO. In this capacity the ALCO develops guidelines and strategies impacting Merchants’ asset and liability management related activities based upon estimated market risk sensitivity, policy limits and overall market interest rate levels and trends. Merchants has an outside investment advisory firm which provides assistance in identifying opportunities for increased yield without significantly increasing risk in the investment portfolio.

The ALCO is responsible for evaluating and managing the interest rate risk which arises naturally from imbalances in repricing, maturity and cash flow characteristics of Merchants’ assets and liabilities. It is also responsible for ensuring that Merchants Bank’s Board of Directors receives accurate information regarding Merchants’ interest rate risk position at least quarterly. The ALCO uses an outside consultant to perform rate shocks of Merchants’ balance sheet, and to perform a variety of other analyses. The consultant’s most recent review was as of February 28, 2009. The consultant ran a base simulation assuming no changes in rates at the February 28, 2009 review. Additionally, the consultant modeled a 200 basis point rising and, because rates are quite low, a 100 basis point falling interest rate scenario which assume a parallel and pro rata shift of the yield curve over a one-year period.

At February 28, 2009 Merchants’ one-year static gap position was a $259.85 million liability-sensitive position compared to a $148.39 million liability-sensitive position at the end of 2008. The change in the one year static gap position is primarily a result of slower assumed prepayment speeds on residential mortgages and mortgage backed securities than those used for the December model. In the base case model net interest income is projected to trend upward over year one as a portion of investment cash flow is assumed to be replaced with loans, while CDs continue to reprice to lower rates. Thereafter margins are projected to trend downward due to lower asset replacement yields. If rates fall, with a parallel yield curve shift, net interest income is projected to trend upward over year one as adjustable commercial replacement products are currently floored. However, margins tighten as accelerated prepayments drive asset yields lower. If rates rise, net interest income is projected to trend just below the base case over the first two years as the funding base resets at a quicker pace than asset yield. A flattening yield curve as rates rise poses the greatest risk to the balance sheet.

The change in net interest income for the next twelve months from Merchants’ expected or “most likely” forecast at the February 28, 2009 review is shown in the following table. The degree to which this exposure materializes will depend, in part, on Merchants’ ability to manage deposit rates as interest rates rise or fall.

Rate Change	Percent Change in Net Interest Income
Up 200 basis points	(0.80%)
Down 100 basis points	0.80%

The analysis discussed above assumes a parallel shift of the yield curve and includes no growth assumptions. Merchants’ consultant also modeled rising interest rates accompanied by a flattening yield curve. As mentioned above, a flattening yield curve as rates rise poses the greatest risk to the balance sheet. These types of dynamic analyses give the ALCO a more thorough understanding of how Merchants’ balance sheet will perform in a variety of rate environments.

The ALCO uses off-balance sheet strategies, such as interest rate caps and floors and interest rate swaps, as well as borrowings with embedded caps and floors to help minimize Merchants’ exposure to changes in interest rates. As mentioned previously, Merchants has entered into interest rate swap arrangements to fix the cost of its trust preferred issuance that switches to a floating interest rate in December of this year. Additionally, Merchants has entered into borrowing arrangements secured by repurchase agreements totaling $54.00 million with embedded caps and floors that will provide additional protection as interest rates change.

The preceding sensitivity analysis does not represent Merchants’ forecast and should not be relied upon as indicative of expected operating results. These estimates are based upon numerous assumptions, including without limitation: the nature and timing of interest rate levels including yield curve shape, prepayments on loans and securities, deposit run-off rates, pricing decisions on loans and deposits and reinvestment/replacement of asset and liability cash flows, among others. While assumptions are developed based upon current economic and local market conditions, Merchants cannot make any assurances as to the predictive nature of these assumptions, including how customer preferences or competitor influences might change.

The most significant factor affecting market risk exposure of net interest income is the current global economic crisis and the U.S. Government’s response. Interest rates plummeted during 2008 as the global economy slowed at unprecedented levels, unemployment levels soared, delinquencies on all types of loans increased along with decreased consumer confidence and dramatic declines in housing prices. Net interest income exposure is also significantly affected by the shape and level of the U.S. Government securities and interest rate swap yield curve, and changes in the size and composition of the loan, investment and deposit portfolios.

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

The model used to perform the balance sheet simulation assumes a parallel shift of the yield curve over twelve months and reprices every interest bearing asset and liability on Merchants’ balance sheet. The model uses contractual repricing dates for variable products, contractual maturities for fixed rate products, and product-specific assumptions for deposits such as Free Checking for Life® accounts and money market accounts which are subject to repricing based on current market conditions. Investment securities with call provisions are examined on an individual basis in each rate environment to estimate the likelihood of a call. The model also assumes that the rate at which certain mortgage related assets prepay will vary as rates rise and fall, based on prepayment estimates derived from the Office of Thrift Supervision’s Net Portfolio Value Model.

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

Credit Risk

Merchants Bank’s Board of Directors reviews and approves Merchants Bank’s investment and loan policies on an annual basis. The investment policy establishes minimum investment quality guidelines, as well as specific limits on asset classes within the investment portfolio. The Bank’s outside investment advisor tracks Non-Agency securities individually and presents at least quarterly updates on the performance of the underlying collateral. The loan policy establishes restrictions regarding the types of loans that may be granted, and the distribution of loan types within Merchants’ portfolio. Merchants Bank’s Board of Directors grants each loan officer the authority to originate loans on behalf of Merchants, subject to certain limitations. These authorized lending limits are reviewed at least annually and are based upon the officer’s knowledge and experience. Loan requests that exceed an officer’s authority require the signature of Merchants’ credit division manager, senior loan officer, and/or president. All extensions of credit of $2.5 million or greater to any one borrower or related party are reviewed and approved by the Loan Committee of Merchants Bank’s Board of Directors. Merchants’ loan portfolio is continuously monitored for performance, creditworthiness and strength of documentation through the use of a variety of management reports and with the assistance of an external loan review firm. Credit ratings are assigned to commercial loans and are routinely reviewed. Loan officers or the loan workout function take remedial actions to assure full and timely payment of loan balances when necessary.

Item 4.  Controls and Procedures

The principal executive officer, principal financial officer, and other members of Merchants’ senior management have evaluated Merchants’ disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, Merchants’ principal executive officer and principal financial officer have concluded that the disclosure controls and procedures effectively ensure that information required to be disclosed in Merchants’ filings and submissions with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is accumulated and communicated to Merchants’ management (including the principal executive officer and principal financial officer), and is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. In addition, Merchants has reviewed its internal control over financial reporting and there have been no changes in its internal control over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

MERCHANTS BANCSHARES, INC.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A.  Risk Factors

Please read the factors discussed in Part I – Item 1A, "Risk Factors" in Merchants’ Annual Report on Form 10-K for the fiscal year ended December 31, 2008, the discussion contained in “Recent Market Developments” on page 9 of this Form 10-Q, and the risk factors set forth below, which could materially adversely affect Merchants’ business, financial condition and operating results. These risks are not the only ones facing Merchants. Additional risks and uncertainties not currently known to Merchants or that Merchants currently deems to be immaterial also may materially adversely effect Merchants’ business, financial condition and operating results.

Merchants has identified the following additional risk factors based on recent events that may materially adversely affect its business, financial condition and operating results:

•

Recent market volatility may impact Merchants’ business and the value of our common stock. Current levels of market volatility are unprecedented. The capital and credit markets have been experiencing volatility and disruption for more than twelve months. In recent months, the volatility and disruption has reached unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. If current levels of market disruption and volatility continue or worsen, there can be no assurance that Merchants will not experience an adverse effect, which may be material, on its ability to access capital and on its business, financial condition and results of operations. Although the Vermont market has lagged behind the national economic downturn, difficult market conditions have adversely affected the industry in which Merchants operates. Outside of Vermont, dramatic declines in the housing market over the past year, with falling home prices and increasing foreclosures, unemployment and underemployment, have negatively impacted the credit performance of mortgage loans and resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities as well as major commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other derivative and cash securities, in turn, have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. The resulting economic pressure on consumers and lack of confidence in the financial markets may adversely affect Merchants’ business, financial condition and results of operations. Merchants does not expect that the difficult conditions in the financial markets are likely to improve in the near future. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on Merchants and others in the financial institution industry. Merchants may face the following risks in connection with these events: (1) Merchants may experience increased regulation of its industry, compliance with such regulation may increase its costs and limit its ability to pursue business opportunities; (2) Market developments may affect customer confidence levels and may cause increases in delinquencies and default rates, which Merchants expects could impact its charge-offs and provision for loan losses; (3) Merchants’ ability to borrow from other financial institutions or to access the debt or equity capital markets on favorable terms or at all could be adversely affected by further disruptions in the capital markets or other events, including actions by rating agencies and deteriorating investor expectations; and, (4) competition in the industry could intensify as a result of the increasing consolidation of financial services companies in connection with current market conditions.

•

The banking business is highly regulated, and Merchants may be adversely affected by changes in law and regulation. Merchants, primarily through Merchants Bank, is subject to extensive government regulation and supervision. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole; not shareholders. These regulations affect Merchants’ lending practices, capital structure, investment practices, dividend policy and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect Merchants in substantial and unpredictable ways. Such changes could subject Merchants to additional costs, limit the types of financial services and products Merchants may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on Merchants’ business, financial condition and results of operations. While Merchants has policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur.

•

There can be no assurance that recent government action will help stabilize the U.S. financial system and will not have unintended adverse consequences on Merchants. The adoption of the EESA, and the accompanying establishment of the TARP, as well as the TLGP may not be effective in stabilizing the financial markets. There can be no assurance as to what impact this legislation will have on the financial markets, including the extreme levels of volatility currently being experienced. The failure of the U.S. government to execute this program expeditiously could have a material adverse effect on the financial markets, which in turn could materially and adversely affect Merchants’ business, financial condition and results of operations. The programs established or to be established under the EESA, TARP and TLGP may have adverse effects upon Merchants. Merchants may face increased regulation of its industry, compliance with which may increase Merchants’ costs and limit its ability to pursue business opportunities. Also, participation in specific programs may subject Merchants to additional restrictions. Merchants is not participating in the TARP and is participating in the TLGP. The effects of participating or not participating in any such programs cannot reliably be determined at this time.

•

If Merchants’ allowance for loan losses is not adequate to cover actual loan losses, its earnings could decrease. Recent declines in housing activity including declines in building permits, housing starts and home prices may make it more difficult for our borrowers to sell their homes or refinance their debt. Sales may also slow, which could strain the resources of real estate developers and builders. The current economic uncertainty will more than likely affect employment levels and could impact the ability of Merchants’ borrowers to service their debt. Bank regulatory agencies also periodically review Merchants’ allowance for credit losses and may require an increase in the provision for credit losses or the recognition of further loan charge-offs, based on judgments different than those of management. In addition, if charge-offs in future periods exceed the allowance for credit losses, Merchants will need additional provisions to increase the allowance for credit losses. Any increases in the allowance for credit losses will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on Merchants’ financial condition and results of operations. Merchants may suffer higher loan losses as a result of these factors and the resulting impact on its borrowers.

•

If market conditions worsen, the fair value of Merchants’ investment portfolio could be adversely affected and, in such case, certain unrealized losses could be designated as other than temporary in future periods which could result in a material charge to earnings and an adverse impact on Merchants’ capital ratios. Merchants, with the help of its investment advisor, has performed extensive analysis and stress testing on the non-agency portion of its investment portfolio. Merchants is closely tracking the performance of the underlying collateral on this portion of the portfolio.

•

Merchants experiences strong competition within its markets, which may impact its profitability. Merchants’ success is dependent, notwithstanding the state’s perceived limited potential for growth, upon general economic conditions both globally and in Vermont and Vermont’s ability to attract, retain and grow new business. Merchants faces substantial competition in all areas of its operations from a variety of different competitors, many of which are larger and may have more financial resources. Such competitors primarily include national, regional, and community banks within the various markets in which Merchants operates. Merchants also faces competition from many other types of financial institutions, including, without limitation, savings and loans, credit unions, finance companies, brokerage firms, insurance companies, factoring companies and other financial intermediaries. The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Banks, securities firms and insurance companies can merge under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, securities, underwriting, insurance (both agency and underwriting) and merchant banking. Also, technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Many competitors have fewer regulatory constraints and may have lower cost structures. Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services than Merchants, as well as better pricing for those products and services.

•

Interest rate volatility may reduce Merchants’ profitability. Merchants’ consolidated earnings and financial condition are dependent to a large degree upon net interest income, which is the difference between interest earned from loans and investments and interest paid on deposits and borrowings. The narrowing of interest rate spreads could adversely affect Merchants’ earnings and financial condition. Merchants cannot predict with certainty or control changes in interest rates. Regional and local economic conditions and the policies of regulatory authorities, including monetary policies of the Federal Reserve Board, affect interest income and interest expense. While Merchants has ongoing policies and procedures designed to manage the risks associated with changes in market interest rates, changes in interest rates still may have an adverse effect on Merchants’ profitability. For example, high interest rates could also affect the amount of loans that Merchants can originate, because higher rates could cause customers to apply for fewer mortgages, or cause depositors to shift funds from accounts that have a comparatively lower cost, to accounts with a higher cost or experience customer attrition due to competitor pricing. If the cost of interest-bearing deposits increases at a rate greater than the yields on interest-earning assets increase, net interest income will be negatively affected. Changes in the asset and liability mix may also affect net interest income. Similarly, lower interest rates cause higher yielding assets to prepay and floating or adjustable rate assets to reset to lower rates. If Merchants is not able to reduce its funding costs sufficiently, due to either competitive factors or the maturity schedule of existing liabilities, then Merchants’ net interest margin will decline.

•

Merchants’ commercial, commercial real estate and construction loan portfolio may expose it to increased credit risks. At March 31, 2009, approximately 52% of Merchants’ loan portfolio was comprised of commercial, commercial real estate, and construction loans with some relationships exceeding ten million dollars, exposing Merchants to the risks inherent in financings based upon analyses of credit risk, the value of underlying collateral, including real estate, and other more intangible factors, which are considered in making commercial loans. In general, commercial and commercial real estate loans generate higher returns, but also pose greater credit risks, than owner occupied residential mortgage loans. The repayment of commercial real estate loans depends on the business and financial condition of borrowers, and a number of Merchants’ borrowers have more than one commercial real estate loan outstanding with Merchants. Further, these loans are concentrated primarily in Vermont. Economic events and changes in government regulations, which we and our borrowers cannot control or reliably predict, could have an adverse impact on the cash flows generated by properties securing our commercial real estate loans and on the values of the properties securing those loans. Repayment of commercial loan depends substantially on the borrowers’ underlying business, financial condition and cash flows. Commercial loans are generally collateralized by equipment, leases, inventory, accounts receivable and other fixed assets. Compared to real estate, that type of collateral is more difficult to monitor, its value is harder to ascertain, it may depreciate more rapidly and it may not be as readily saleable if repossessed.

•

Merchants’ loans are concentrated in Vermont, and adverse conditions in those markets could adversely affect Merchants’ operations. If real estate values in Merchants’ market decline or become stagnant, business could be adversely affected. At March 31, 2009, approximately 83% of Merchants’ loan portfolio was comprised of residential real estate and commercial real estate and construction loans, exposing Merchants to the risks inherent in financings based upon analyses of credit risk and the value of underlying collateral. Real estate prices in some parts of the country have recently become stagnant or declined and there has been a significant decline in real estate construction and housing starts. These trends could ultimately impact the value and liquidity of the real estate or other collateral securing Merchants’ loans. Merchants’ profitability may be negatively impacted by errors in risk analyses, by loan defaults, and the ability of certain borrowers to repay such loans may be adversely affected by any downturn in general economic conditions.

•

Merchants must adapt to information technology changes in the financial services industry, which could present operational issues, require significant capital spending, or impact Merchants’ reputation. The financial services industry is constantly undergoing technological changes, with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and reduce costs. Our future success will depend, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience, as well as to create additional efficiencies in our operations. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers.

•

Risk of theft of customer information resulting from security breaches by third parties exposes Merchants to reputation risk and potential monetary loss. Merchants has exposure to fraudulent use of its customers’ personal information resulting from its general business operations and through customer use of financial instruments such as debit cards. While Merchants has policies and procedures designed to prevent or limit the effect of this risk, there can be no assurance that any such security breaches will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any security breaches could damage Merchants’ reputation, result in a loss of customer business, subject Merchants to additional regulatory scrutiny, or expose Merchants to civil litigation and possible financial liability, any of which could have a material adverse effect on Merchants’ financial condition and results of operations.

•

Merchants evaluates acquisition and other expansion opportunities and strategies, the implementation of which could affect Merchants’ financial performance. To the extent that Merchants acquires other companies in the future, Merchants’ business may be negatively impacted by certain risks inherent with such acquisitions. These risks include the following:

o

the risk that the acquired business will not perform in accordance with management’s expectations;

o

the risk that difficulties will arise in connection with the integration of the operations of the acquired business with the operations of our businesses;

o

the risk that management will divert its attention from other aspects of Merchants’ business;

o

the risk that Merchants may lose key employees of the combined business; and

o

the risks associated with entering into geographic and product markets in which Merchants has limited or no direct prior experience.

•

The recent increase in FDIC deposit insurance premiums will increase Merchants’ non-interest expense. On December 16, 2008, the FDIC adopted a final rule, which took effect on January 1, 2009, increasing the deposit insurance assessment rate by seven cents per $100 of deposits. On February 27, 2009, the FDIC adopted another final rule, to take effect on April 1, 2009, that, among other things, changes the way that the FDIC’s assessment system differentiates for risk and makes corresponding changes to assessment rates beginning with the second quarter of 2009. As a result, Merchants’ base assessment rate will increase again on April 1, 2009. In addition, the FDIC expects to impose a one-time special assessment on June 30, 2009 (which would be collected on September 30, 2009) that is currently expected to be approximately 10 cents per $100 of deposits. Merchants estimates its one-time assessment to be between $900 thousand and $1 million. The increase in Merchants’ deposit insurance premiums will result in an increase in non-interest expense.

These factors, as well as general economic and market conditions in the United States of America, fears of a global recession, and continued market turmoil and credit issues, may materially and adversely affect the market price of shares of Merchants’ common stock. Because of these and other factors, past financial performance should not be considered an indicator of future performance. The forward-looking statements contained herein represent Merchants’ judgment as of the date of this Form 10-Q, and Merchants undertakes no duty to update these forward-looking statements. Merchants cautions readers not to place undue reliance on such statements.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities by the Issuer

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 through January 31	--	--	--	56,525
February 1 through February 28	--	--	--	56,525
March 1 through March 31	--	--	--	56,525
Total	--	--	--	--

In January 2007, the Board approved a stock repurchase program, pursuant to which Merchants may repurchase 200,000 shares of its stock from time to time through January 2008. The Board extended the previously extended program through January 2010 at its January 2009 meeting. Through March 31, 2009, Merchants purchased 143,475 shares of its common stock on the open market under the program at an average per share price of $22.94. Merchants did not purchase any shares during the quarter ended March 31, 2009, but purchased 39,233 shares during the three months ended March 31, 2008 at an average price per share of $23.33.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None.

Item 6.  Exhibits

(a)

Exhibits:

3.1.1

Certificate of Incorporation, filed April 20, 1987 (Incorporated by reference to Exhibit B to Pre-Effective Amendment No. 1 to Merchants’ Definitive Proxy Statement on Schedule 14A, filed on April 25, 1987   for Merchants’ Annual Meeting of Shareholders held June 2, 1987)

3.1.2	Certificate of Merger, filed June 5, 1987 (Incorporated by reference to Merchants’ Annual Report on Form 10-K for the Year Ended December 31, 2006, filed on March 16, 2007)

3.1.3	Certificate of Amendment, filed May 11, 1988 (Incorporated by reference to Merchants’ Annual Report on Form 10-K for the Year Ended December 31, 2006, filed on March 16, 2007)

3.1.4	Certificate of Amendment, filed April 29, 1991 (Incorporated by reference to Merchants’ Annual Report on Form 10-K for the Year Ended December 31, 2006, filed on March 16, 2007)

3.1.5	Certificate of Amendment, filed August 29, 2006 (Incorporated by reference to Merchants’ Annual Report on Form 10-K for the Year Ended December 31, 2006, filed on March 16, 2007)

3.1.6	Certificate of Amendment, filed August 29, 2006 (Incorporated by reference to Merchants’ Annual Report on Form 10-K for the Year Ended December 31, 2006, filed on March 16, 2007)

3.2	Amended By-Laws of Merchants (Incorporated by reference to Merchants’ Form on 8-K, filed on April 16, 2009)
31.1	Certification of Chief Executive Officer of the Company Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14

31.2	Certification of Chief Financial Officer of the Company Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14

32.1	Certification of Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

May 8, 2009
Date