Form 10-Q
period 2009-06-30
MERCHANTS BANCSHARES INC
filed 2009-08-07
CIK 726517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2009

or

[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	0-11595

Merchants Bancshares, Inc.
(Exact Name Of Registrant As Specified In Its Charter)

Delaware	03-0287342
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

275 Kennedy Drive, South Burlington, Vermont	05403
(Address Of Principal Executive Offices)	(Zip Code)

802-658-3400
(Registrant’s Telephone Number, Including Area Code)

(Former Name, Former Address And Former Fiscal Year, If Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes    [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
[  ] Yes    [ X ] No

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

[  ] Yes                    [ X ] No

As of August 5, 2009, there were 6,101,900 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

MERCHANTS BANCSHARES, INC.

FORM 10-Q

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.	Interim Consolidated Financial Statements (Unaudited)

	Consolidated Balance Sheets As of June 30, 2009 and December 31, 2008	1

	Consolidated Statements of Income For the three and six months ended June 30, 2009 and 2008	2

	Consolidated Statements of Comprehensive Income For the three and six months ended June 30, 2009 and 2008	3

	Consolidated Statements of Cash Flows For the six months ended June 30, 2009 and 2008	4

	Notes to Interim Consolidated Financial Statements	5 - 14

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14 - 26
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	26 - 29
Item 4.	Controls and Procedures	29

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	30
Item 1A.	Risk Factors	30
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31
Item 3.	Defaults upon Senior Securities	31
Item 4.	Submission of Matters to a Vote of Security Holders	31
Item 5.	Other Information	31
Item 6.	Exhibits	32
Signatures		33
Exhibits

MERCHANTS BANCSHARES, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

Merchants Bancshares, Inc.

Consolidated Balance Sheets

(unaudited)

	(In thousands except share and per share data)		June 30, 2009	December 31, 2008
	ASSETS
	Cash and cash equivalents		$61,354	$36,145
	Federal funds sold and other short-term investments		260	111
	Total cash and cash equivalents		61,614	36,256
	Investments:
	Securities available for sale, at fair value		372,876	429,872
	Securities held to maturity (fair value of $1,517 and $1,810)		1,425	1,737
	Total investments		374,301	431,609
	Loans		896,087	847,127
	Less: Allowance for loan losses		10,605	8,894
	Net loans		885,482	838,233
	Federal Home Loan Bank stock		8,630	8,523
	Bank premises and equipment, net		11,836	11,561
	Investment in real estate limited partnerships		4,440	5,364
	Other assets		9,280	9,664
	Total assets		$1,355,583	$1,341,210
	LIABILITIES
	Deposits:
	Demand deposits		$113,344	$117,728
	Savings, NOW and money market accounts		485,311	427,948
	Time deposits $100 thousand and greater		144,285	113,984
	Other time deposits		272,458	271,137
	Total deposits		1,015,398	930,797
	Securities sold under agreements to repurchase and other short-term debt		83,787	124,408
	Securities sold under agreements to repurchase, long-term		54,000	54,000
	Other long-term debt		83,129	118,643
	Junior subordinated debentures issued to unconsolidated subsidiary trust		20,619	20,619
	Other liabilities		13,900	13,046
	Total liabilities		1,270,833	1,261,513
	Commitments and contingencies (Note 7)
	SHAREHOLDERS’ EQUITY
	Preferred stock Class A non-voting
	Shares authorized – 200,000, none outstanding		--	--
	Preferred stock Class B voting
	Shares authorized – 1,500,000, none outstanding		--	--
	Common stock, $.01 par value		67	67
	Shares authorized	10,000,000
Issued	As of June 30, 2009 and December 31, 2008	6,651,760
Outstanding	As of June 30, 2009	5,784,088
	As of December 31, 2008	5,737,428
	Capital in excess of par value		36,483	36,862
	Retained earnings		59,255	57,689
	Treasury stock, at cost		(18,652)	(19,853)
	As of June 30, 2009	867,672
	As of December 31, 2008	914,332
	Deferred compensation arrangements		5,976	6,117
	Accumulated other comprehensive income (loss)		1,621	(1,185)
	Total shareholders’ equity		84,750	79,697
	Total liabilities and shareholders’ equity		$1,355,583	$1,341,210

See accompanying notes to unaudited interim consolidated financial statements

Merchants Bancshares, Inc.

Consolidated Statements of Income

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands except per share data)	2009	2008	2009	2008
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$ 11,944	$ 11,373	$ 23,712	$ 22,939
Investment income:
Interest on debt securities	4,759	5,462	10,022	10,017
Dividends	--	56	--	133
Interest on federal funds sold, short term investments and interest bearing deposits	10	51	14	302
Total interest and dividend income	16,713	16,942	33,748	33,391
INTEREST EXPENSE
Savings, NOW and money market accounts	515	993	1,063	2,054
Time deposits $100 thousand and greater	663	1,026	1,347	1,969
Other time deposits	1,502	2,359	3,106	4,871
Other borrowed funds	47	415	132	1,053
Long-term debt	1,611	1,659	3,384	3,316
Total interest expense	4,338	6,452	9,032	13,263
Net interest income	12,375	10,490	24,716	20,128
Provision for credit losses	2,000	50	2,900	350
Net interest income after provision for credit losses	10,375	10,440	21,816	19,778
NONINTEREST INCOME
Trust company income	413	473	814	978
Service charges on deposits	1,489	1,356	2,727	2,647
Loss on investment securities	--	--	(205)	82
Equity in losses of real estate limited partnerships, net	(461)	(461)	(924)	(924)
Other noninterest income	965	937	1,923	1,765
Total noninterest income	2,406	2,305	4,335	4,548
NONINTEREST EXPENSE
Salaries and wages	3,200	3,255	6,625	6,352
Employee benefits	1,334	936	2,594	1,868
Occupancy expense	858	832	1,786	1,755
Equipment expense	705	659	1,416	1,288
Legal and professional fees	657	696	1,346	1,279
Marketing	438	592	779	996
State franchise taxes	302	278	600	550
FDIC Insurance	942	25	1,256	50
Other noninterest expense	1,899	1,677	3,475	2,936
Total noninterest expense	10,335	8,950	19,877	17,074
Income before provision for income taxes	2,446	3,795	6,274	7,252
Provision for income taxes	383	911	1,305	1,711
NET INCOME	$ 2,063	$ 2,884	$ 4,969	$ 5,541

Basic earnings per common share	$ 0.34	$ 0.48	$ 0.82	$ 0.91
Diluted earnings per common share	$ 0.34	$ 0.47	$ 0.82	$ 0.91

See accompanying notes to unaudited interim consolidated financial statements

Merchants Bancshares, Inc.

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2009	2008	2009	2008
Net income	$ 2,063	$ 2,884	$ 4,969	$ 5,541
Other comprehensive income, net of tax:
Change in net unrealized (loss) gain on securities available for sale, net of taxes of $(353), $(2,490), $1,269 and ($1,559)	(656)	(4,624)	2,354	(2,895)
Reclassification adjustments for net securities losses (gains) included in net income, net of taxes of $0, $0, $72 and $(29)	--	1	133	(52)
Change in net unrealized loss on interest rate swaps, net of taxes of $136, $0, $120 and $0	252	--	222	--
Pension liability adjustment, net of taxes of $24, $12, $49 and $28	46	23	92	52
Other comprehensive (loss) income	(358)	(4,600)	2,801	(2,895)
Comprehensive income (loss)	$ 1,705	$ (1,716)	$ 7,770	$ 2,646

See accompanying notes to unaudited interim consolidated financial statements

Merchants Bancshares, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

For the six months ended June 30,	2009	2008
(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 4,969	$ 5,541
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,900	350
Depreciation and amortization	780	1,264
Stock option expense	25	8
Net losses (gains) on investment securities	205	(82)
Net gains on sale of premises and equipment	(199)	--
Net gains on sales of other real estate owned	--	(62)
Equity in losses of real estate limited partnerships, net	924	924
Changes in assets and liabilities:
Decrease (increase) in interest receivable	150	(201)
Decrease in other assets	118	57
(Decrease) increase in interest payable	(240)	151
(Decrease) increase in other liabilities	(20)	394
Net cash provided by operating activities	9,612	8,344

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investment securities available for sale	12,471	27,009
Proceeds from maturities of investment securities available for sale	55,736	49,865
Proceeds from maturities of investment securities held to maturity	312	633
Purchases of investment securities available for sale	(7,740)	(161,954)
Loan originations in excess of principal payments	(49,940)	(38,949)
Purchases of Federal Home Loan Bank stock	(107)	(1,634)
Proceeds from sales of loans, net	--	37
Proceeds from sales of premises and equipment	252	2,000
Proceeds from sales of other real estate owned	--	537
Purchases of bank premises and equipment	(957)	(1,115)
Net cash provided by (used in) investing activities	10,027	(123,571)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	84,601	78,207
Net (decrease) increase in short-term borrowings	(30,324)	1,396
Proceeds from long-term debt	800	47,500
Net decrease in securities sold under agreement to repurchase–short term	(10,297)	(18,145)
Net increase in securities sold under agreement to repurchase–long term	--	32,500
Principal payments on long-term debt	(36,314)	(22,977)
Cash dividends paid	(3,030)	(3,034)
Purchases of treasury stock	--	(1,371)
Sale of treasury stock	1	4
Increase in deferred compensation arrangements	88	16
Proceeds from exercise of stock options, net of withholding taxes	185	59
Tax benefit from exercise of stock options	9	19
Net cash provided by financing activities	5,719	114,174

Increase (decrease) in cash and cash equivalents	25,358	(1,053)
Cash and cash equivalents beginning of period	36,256	49,820
Cash and cash equivalents end of period	$ 61,614	$ 48,767

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Total interest payments	$ 9,272	$ 13,112
Total income tax payments	2,450	2,371
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Distribution of stock under deferred compensation arrangements	$ 400	$ 349
Distribution of treasury stock in lieu of cash dividend	372	371
Loan related to sale-leaseback transaction	--	3,700
Deferred gain from sale-leaseback transaction	--	4,232

See accompanying notes to unaudited interim consolidated financial statements

Notes To Interim Consolidated Financial Statements

See Merchants Bancshares, Inc. (“Merchants”) 2008 Annual Report on Form 10-K for additional information.

Note 1: Financial Statement Presentation

Principles of Consolidation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. All adjustments necessary for a fair presentation of the interim consolidated financial statements of Merchants as of June 30, 2009 and 2008, and for the three and six months ended June 30, 2009 and 2008 have been included. The information was prepared from the unaudited financial statements of Merchants and its subsidiaries, Merchants Bank (“Bank”), Merchants Trust Company and MBVT Statutory Trust I. Amounts reported for prior periods are reclassified, where necessary, to be consistent with the current period presentation.

Management’s Use of Estimates in Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of income and expenses during the reporting periods. The most significant estimates include those used in determining the allowance for loan losses, income taxes, interest income recognition on loans and investments and analysis of other than temporary impairment of our investment securities portfolio. Operating results in the future may vary from the amounts derived from management’s estimates and assumptions.

Note 2: Investments and Other than Temporary Impairment

Investments in securities are classified as available for sale or held to maturity as of June 30, 2009. The amortized cost and fair values of the securities classified as available for sale and held to maturity as of June 30, 2009 and December 31, 2008 are as follows:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of June 30, 2009
Available for Sale:
U.S. Treasury Obligations	$250	$--	$--	$250
U.S. Agency Obligations (“Agencies”)	7,490	20	13	7,497
Federal Home Loan Bank (“FHLB”) Obligations	6,119	115	--	6,234
Residential Real Estate Mortgage-backed Securities (“MBS”)	230,341	8,383	--	238,724
Commercial Real Estate Mortgage-backed Securities (“CMBS”)	16,022	7	377	15,652
Collateralized Mortgage Obligations agency (“Agency CMOs”)	80,312	2,302	13	82,601
Collateralized Mortgage Obligations non agency (“Non-Agency CMOs”)	21,338	--	2,814	18,524
Asset Backed Securities (“ABS”)	3,789	--	395	3,394
	$365,661	$10,827	$3,612	$372,876
Held to Maturity:
MBS	$1,425	$92	$--	$1,517
	$1,425	$92	$--	$1,517

As of December 31, 2008
Available for Sale:
U.S. Treasury Obligations	$250	$4	$--	$254
Agencies	6,998	103	--	7,101
MBS	274,291	7,304	72	281,523
CMBS	17,357	--	1,214	16,143
Agency CMO’s	94,462	1,502	24	95,940
Non-Agency CMO’s	28,640	--	3,931	24,709
ABS	4,486	--	284	4,202
	$426,484	$8,913	$5,525	$429,872
Held to Maturity:
MBS	$1,737	$73	$--	$1,810
	$1,737	$73	$--	$1,810

Included in gross unrealized losses at June 30, 2009 are $329 thousand of unrealized losses on other-than-temporarily impaired securities within the ABS portfolio, which are included within accumulated other comprehensive income, net of tax.

The contractual final maturity distribution of the debt securities classified as available for sale and held to maturity as of June 30, 2009, are as follows:

(In thousands)	Within One Year	After One But Within Five Years	After Five But Within Ten Years	After Ten Years	Total
As of June 30, 2009
Available for Sale (at fair value):
U.S. Treasury Obligations	$250	$--	$--	$--	$250
Agencies	--	7,497	--	--	7,497
FHLB Obligations	--	6,234	--	--	6,234
MBS	1,081	17,985	32,099	187,559	238,724
CMBS	--	--	--	15,652	15,652
Agency CMO’s	--	5,233	8,554	68,814	82,601
Non-Agency CMO’s	--	--	6,108	12,416	18,524
ABS	--	--	--	3,394	3,394
	$1,331	$36,949	$46,761	$287,835	$372,876
Held to Maturity (at amortized cost):
MBS	--	367	343	715	1,425
	$--	$367	$343	$715	$1,425
As of December 31, 2008
Available for Sale (at fair value):
U.S. Treasury Obligations	$254	$--	$--	$--	$254
Agencies	--	7,101	--	--	7,101
MBS	3,390	19,215	40,435	218,483	281,523
CMBS	--	--	--	16,143	16,143
Agency CMO’s	14	6,163	12,306	77,457	95,940
Non-Agency CMO’s	--	--	5,759	18,950	24,709
ABS	--	--	--	4,202	4,202
	$3,658	$32,479	$58,500	$335,235	$429,872
Held to Maturity (at amortized cost):
MBS	2	553	401	781	1,737
	$2	$553	$401	$781	$1,737

Actual maturities will differ from contractual maturities because borrowers may have rights to call or prepay obligations. Maturities of MBSs and CMOs are based on final contractual maturities.

Gross unrealized losses on investment securities available for sale and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position, at June 30, 2009 and December 31, 2008, were as follows:

	Less than 12 months		12 months or more		Total
(In thousands)	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
As of June 30, 2009
Agencies	$ 4,994	$ 13	$ --	$ --	$ 4,994	$ 13
MBS	2	--	--	--	2	--
CMBS	2,729	4	11,366	373	14,095	377
Agency CMO’s	661	13	--	--	661	13
Non-Agency CMO’s	1,194	45	17,331	2,769	18,525	2,814
ABS	1,085	263	2,309	132	3,394	395
	$ 10,665	$ 338	$ 31,006	$ 3,274	$ 41,671	$ 3,612
As of December 31, 2008

MBS	$ 12,307	$ 60	$ 813	$ 12	$ 13,120	$ 72
CMBS	2,661	61	13,483	1,153	16,144	1,214
Agency CMO’s	409	--	731	24	1,140	24
Non-Agency CMO’s	18,212	3,258	6,495	673	24,707	3,931
ABS	370	1	2,332	283	2,702	284
	$ 33,959	$ 3,380	$ 23,854	$ 2,145	$ 57,813	$ 5,525

There were no securities held to maturity with unrealized losses as of June 30, 2009 and December 31, 2008.

Unrealized losses on investment securities result from the cost basis of the security being higher than its current fair value. These discrepancies generally occur because of changes in interest rates since the time of purchase, or because the credit quality of the issuer has deteriorated. Merchants performs a quarterly analysis of each security in its portfolio to determine if impairment exists, and if it does, whether that impairment is other than temporary. Because Merchants does not currently intend to sell any of its temporarily impaired securities, and because it is not more likely than not that Merchants would be required to sell the securities prior to recovery, the impairment is considered temporary.

At June 30, 2009 Merchants had securities with a fair value of $31.01 million that had been impaired for twelve months or longer. The total unrealized loss on these securities was $3.27 million as of June 30, 2009.

Of the $31.01 million, $11.37 million consists of four CMBS that have been impaired for twelve months or longer. These bonds are all rated AAA and are backed by a variety of types of commercial real estate. Merchants looks at the overall structure of these bonds for, among other things, low historical default rates, low loan-to-value ratios, prepayment penalties and lock-outs, and good geographic and property type diversity as part of its pre-purchase evaluation. Merchants, with the help of its investment advisor, receives monthly updates on the performance of the underlying collateral that include the amount of credit enhancement underlying Merchants position in the bond, the amount defeased, percentage of the collateral on the servicer watch list, and current delinquency levels. From this information Merchants is able to estimate how much of the underlying collateral would need to default at a high assumed loss severity to impact Merchants’ cash flows. Those percentages range from 40% to 63% for these four bonds. Delinquencies and defaults on all of the bonds are substantially below these levels and are not expected to reach these levels based on our analysis of the underlying collateral. Additionally, Merchants has performed quarterly reviews of the servicer reports for each of the individual securities, these reports provide a high level of detail on the individual loans underlying the securities.

An additional $17.33 million of the $31.01 million consists of 12 Non-Agency CMOs that have been impaired for twelve months or longer. Four of the bonds with an amortized cost of $4.22 million have unrealized losses totaling $88 thousand. Because of the insignificance of these unrealized losses, Merchants performed no additional analysis on those bonds. For the balance of $13.20 million Merchants performs extensive monthly and quarterly analysis. Merchants analyzes the underlying loans’ loan to value ratios and performs a variety of cash flow analyses under different elevated loss scenarios to determine what default rate and loss severities would be necessary to produce the first dollar of loss on these bonds. Based on these analyses Merchants believes that it will recover its amortized cost on these securities.

The balance of $2.31 million consists of two asset backed securities; one of these carries an agency guarantee, Merchants has performed no further analysis on this bond. The second bond is a private label asset backed security backed by home equity lines. Merchants receives monthly updates on this bond from its investment advisor. The bond carries an AAA rating and has insurance backing from Ambac. The bond has experienced elevated delinquencies recently, but has credit support in excess of the amount of current delinquencies, in addition to the insurance wrap.

Merchants has one additional asset backed security with a book value of $1.09 million, on which it booked an impairment loss of $369 thousand at December 31, 2008. This charge brought the cost basis down to its estimated market value at that date. Without that charge this bond would also have been included with the securities that have been in a continuous unrealized loss position for twelve months or more. This is the only bond in Merchants bond portfolio with sub prime exposure, the bond’s market value has been consistently underwater since the bond was purchased. This bond also has insurance backing from Ambac. Delinquencies on the underlying collateral have been steadily increasing, while the credit support on the bond has been steadily decreasing. Merchants has performed the same extensive analyses on this bond as on its private label CMOs discussed above, and does not consider the additional impairment of this bond other than temporary.

As a member of the FHLB system, Merchants is required to invest in stock of the FHLB in an amount determined based on its borrowings from the FHLB. At June 30, 2009 Merchants’ investment in FHLB stock totaled $8.63 million. During 2008, due to deterioration in its financial condition, the FHLB placed a moratorium on redemption of stock in excess of required levels of ownership and suspended payment of quarterly dividends on its stock. No dividend income on FHLB stock is expected during 2009.

Merchants does not intend to sell the investment securities that are in an unrealized loss position, and it is unlikely that Merchants will be required to sell the investment securities before recovery of their amortized cost bases, which may be maturity.

Note 3: Fair Value of Financial Instruments

Merchants applies the provisions of Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”), for fair value measurement of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Under SFAS No. 157, fair value measurements are not adjusted for transaction costs. SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy under SFAS No. 157 are described below:

>

Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

>

Level 2 - Quoted prices for similar assets or liabilities in active markets, quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability;

>

Level 3 - Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

The table below presents the balance of financial assets at June 30, 2009 measured at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
(In thousands) Description	6/30/2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury Obligations	$ 250	$ --	$ 250	$ --
Agencies	7,497	--	7,497	--
FHLB Obligations	6,234	--	6,234	--
MBS	238,724	--	238,724	--
CMBS	15,652	--	15,652	--
Agency CMO’s	82,601	--	82,601	--
Non-Agency CMO’s	18,524	--	18,524	--
ABS	3,394	--	3,394	--
Interest rate swaps	(357)	--	(357)	--
Total	$372,519	$ --	$372,519	$ --

Fair values for available for sale securities are estimated by an independent bond pricing service. Where quoted market prices are not available, fair values are estimated by using quoted prices of securities with similar characteristics or by the use of a pricing model. Inputs to the pricing models include recent trades, benchmark interest rates, spreads and actual and projected cash flows.

Certain assets are also measured at fair value on a non-recurring basis. These other financial assets include impaired loans and Other Real Estate Owned (“OREO”). The table below presents the balance of financial assets at June 30, 2009 measured at fair value on a nonrecurring basis:

		Fair Value Measurements at Reporting Date Using
(In thousands) Description	6/30/2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other real estate owned (“OREO”)	--	--	--	802
Impaired loans	--	--	--	13,650
Total	$ --	$ --	$--	$ 14,452

In accordance with the provisions of SFAS No. 114, “Accounting by Creditors for Impairment of a Loan – an amendment of FASB Statements No. 5 and 15” (“SFAS No. 114”), Merchants had collateral dependent impaired loans with a carrying value of approximately $13.65 million which had specific reserves included in the allowance for loan losses of $43 thousand at June 30, 2009.

Merchants uses the fair value of underlying collateral to estimate the specific reserves for collateral dependent impaired loans. Collateral may be real estate and/or business assets including equipment, inventory and accounts receivable. Real estate values are determined based on appraisals by qualified licensed appraisers hired by Merchants. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Management’s ongoing review of appraisal information may result in additional discounts or adjustments to valuation based upon more recent market sales activity or more current appraisal information derived from properties of similar type and/or locale. Other business assets are valued using a variety of approaches including appraisals, depreciated book value, purchase price and independent confirmation of accounts receivable. OREO in the table above consists of property acquired through foreclosures and settlements of loans. Property acquired is carried at the lower of cost or the estimated fair value of the property, determined by an independent appraisal, and is adjusted for estimated disposal costs. Because of the significant amount of judgment involved in valuing both collateral dependent impaired loans and OREO these assets are classified as a Level 3 in the fair value hierarchy.

SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” as amended, requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reports at fair value on a recurring or nonrecurring basis. The methodologies for estimating fair value of financial assets and financial liabilities that are measured at fair value on a recurring or non-recurring basis are discussed above. The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents and the FHLB stock approximate fair value. The methodologies for other financial assets and financial liabilities are discussed below.

Investments - Fair value for investment securities is determined from quoted market prices, when available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

Loans - The fair value of variable rate loans that reprice frequently and have no significant credit risk is based on carrying values. The fair value for other loans is estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

Deposits - The fair value of demand deposits approximates the amount reported in the consolidated balance sheets. The fair value of variable rate, fixed term certificates of deposit also approximates the carrying amount reported in the consolidated balance sheets. The fair value of fixed rate and fixed term certificates of deposit is estimated using a discounted cash flow which applies interest rates currently being offered for deposits of similar remaining maturities.

Debt - The fair value of debt is estimated using current market rates for borrowings of similar remaining maturity.

Interest Rate Swap - The swap is reported at its fair value of $(357) thousand utilizing level 2 inputs from third parties.

Commitments to Extend Credit and Standby Letters of Credit - The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of financial standby letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties. The fair value of commitments to extend credit and standby letters of credit is approximately $43 thousand and $39 thousand as of June 30, 2009 and December 31, 2008, respectively.

The fair value of Merchants financial instruments as of June 30, 2009 and December 31, 2008 are summarized in the table below:

	6/30/2009		12/31/2008
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Securities Available for Sale	$ 372,876	$ 372,876	$ 429,872	$ 429,872
Securities Held to Maturity	1,425	1,517	1,737	1,810
Loans, net of the Allowance for Loan losses	885,482	901,006	838,233	850,686
	$ 1,259,783	$ 1,275,399	$ 1,269,842	$ 1,282,368

Deposits	1,015,398	1,017,562	930,797	933,802
Short-term Borrowings	83,787	83,773	124,408	124,386
Long-term Borrowings	137,129	142,511	172,643	180,030
Subordinated Debentures issued to Unconsolidated Subsidiary Trust	20,619	16,830	20,619	17,592
	$ 1,256,933	$ 1,260,676	$ 1,248,467	$ 1,255,810

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

The following table summarizes the components of net periodic benefit costs for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2009	2008	2009	2008
Interest cost	$ 127	$ 115	$ 253	$ 230
Service cost	14	11	28	22
Expected return on Plan assets	(90)	(147)	(180)	(292)
Amortization of net loss	70	40	141	80
Net periodic benefit cost	$ 121	$ 19	$ 242	$ 40

Merchants made no contribution to the Plan during the three and six months ended June 30, 2009 or June 30, 2008.

Merchants’ Pension Plan Investment Policy Statement sets forth the investment objectives and constraints of the Plan. The purpose of the policy is to assist the Retirement Plan Committee of Merchants in effectively supervising, monitoring and evaluating the investments of the Plan.

Note 5: Earnings Per Share

The following table presents reconciliations of the calculations of basic and diluted earnings per common share for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
(In thousands except per share data)
Net income	$ 2,063	$ 2,884	$ 4,969	$ 5,541
Weighted average common shares outstanding	6,095	6,069	6,081	6,077
Dilutive effect of common stock equivalents	3	12	3	12
Weighted average common and common equivalent	6,098	6,081	6,084	6,089
shares outstanding
Basic earnings per common share	$ 0.34	$ 0.48	$ 0.82	$ 0.91
Diluted earnings per common share	$ 0.34	$ 0.47	$ 0.82	$ 0.91

Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding for the three and six month periods ended June 30, 2009 and 2008. For the three and six months ended June 30, 2009 and 2008 there were average stock options outstanding of 81,071 and 10,000, respectively, that were not included in the calculation of earnings per share because they were anti-dilutive.

Merchants granted 38,986 options during May 2009. The fair value of the options granted during 2009 was $3.19 per option. The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model that requires Merchants to develop estimates for assumptions used in the model. The Black-Scholes valuation model uses the following assumptions: expected volatility, expected term of option, risk-free interest rate and dividend yield. Expected volatility estimates are developed by Merchants based on historical volatility of Merchants’ stock. Merchants uses historical data to estimate the expected term of the options. The risk-free interest rate for periods within the expected life of the option is based on the U.S. Treasury yield in effect at the grant date. The dividend yield represents the expected dividends on Merchants’ stock.

Note 6: Stock Repurchase Program

In January 2007, Merchants’ Board of Directors (the “Board”) approved a stock repurchase program, pursuant to which Merchants may repurchase 200,000 shares of its stock from time to time through January 2008. The Board extended the previously extended program through January 2010 at its January 2009 meeting. Merchants did not purchase any shares during the six months ended June 30, 2009, but purchased 55,800 shares during the six months ended June 30, 2008 at an average price per share of $23.24. Through June 30, 2009, Merchants purchased 143,475 shares of its common stock on the open market under the program at an average per share price of $22.94.

Note 7: Commitments and Contingencies

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

Merchants does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are conditional commitments issued by Merchants to guarantee the performance of a customer to a third party. Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit totaled approximately $4.27 million at June 30, 2009 and represent the maximum potential future payments Merchants could be required to make. Typically, these instruments have terms of 12 months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit for on balance sheet instruments. Merchants’ policies governing loan collateral apply to standby letters of credit at the time of credit extension. Loan-to-value ratios are generally consistent with loan-to-value requirements for other commercial loans secured by similar types of collateral. The fair value of Merchants’ standby letters of credit at June 30, 2009 was insignificant.

Merchants is involved in routine legal proceedings that occur in the ordinary course of business, which, in the aggregate, are believed by management to be immaterial to its financial condition and results of operations.

Note 8: Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principals—a replacement of FASB Statement No. 162” (“SFAS No. 168”). The FASB Accounting Standards Codification™ (“Codification”) will become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non SEC accounting literature not included in the Codification will become nonauthoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).” SFAS No. 167 addresses (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept in FASB Statement No. 166, Accounting for Transfers of Financial Assets, and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. This Statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. Although Merchants is assessing the potential impact of this statement, Merchants does not expect it to have a material impact on its financial condition or results of operations.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140.” SFAS No. 166 is intended to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS No. 166 addresses (1) practices that have developed since the issuance of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, that are not consistent with the original intent and key requirements of that Statement and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors. This Statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. This Statement must be applied to transfers occurring on or after the effective date. Merchants is assessing the potential impact of this statement, and does not expect it to have a material impact on its financial condition or results of operations.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.” The objective of this Statement is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Statement sets forth: (1)The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements (2) The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements (3)The disclosures that an entity should make about events or transactions that occurred after the balance sheet date. In accordance with this Statement, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009. Adoption did not have a material impact on Merchants’ financial condition or results of operations. Merchants has evaluated subsequent events through August 7, 2009, which is the date of the financial statement filing.

In April 2009, the FASB issued FASB Staff Position (“FSP”) 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” The FSP requires publicly traded companies to provide disclosures about fair value of financial instruments in interim financial information. FSP 107-1 and APB 28-1 became effective for interim and annual financial periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. Merchants adopted the provisions of FSP FAS 107-1 and APB 28-1 effective April 1, 2009. Adoption did not have a material impact on Merchants’ financial condition or results of operations.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary-Impairment.” The FSP (i) changes existing guidance for determining whether an impairment to debt securities is other than temporary and (ii) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. Under FSP FAS 115-2 and FAS 124-2, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of impairment related to other factors is recognized in other comprehensive income. FAS 115-2 and FAS 124-2 became effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Merchants adopted the provisions of FSP FAS 115-2 and FAS 124-2 effective April 1, 2009. Adoption did not have a material impact on its financial condition or results of operations.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” The FSP affirms the objective of fair value when a market is not active, clarifies and includes additional factors for determining whether there has been a significant decrease in market activity, eliminates the presumption that all transactions are distressed unless proven otherwise, and requires an entity to disclose a change in valuation technique. The FSP became effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity that adopted this FSP early had to also adopt FSP FAS 115-2 and FAS 124-2. Merchants adopted the provisions of FSP FAS 157-4 effective April 1, 2009. Adoption did not have a material impact on its financial condition or results of operations.

In April 2009, the FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” This FSP amends and clarifies FASB Statement No. 141R, Business Combinations, to address application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. FAS 141(R) was effective for business combinations for which the acquisition date was on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Adoption did not have a material impact on its financial condition or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, which are included in more detail in Section 1A – “Risk Factors” beginning on page 30 of this document.

General

All adjustments necessary for a fair presentation of Merchants’ interim consolidated financial statements as of June 30, 2009, and for the three and six months ended June 30, 2009 and 2008, have been included. The information was prepared from the unaudited financial statements of Merchants and its subsidiaries, Merchants Bank, Merchants Trust Company and MBVT Statutory Trust I. Merchants Bank recently applied for, and received, approval to merge Merchants Trust Company into the bank. The merger is expected to be completed as of September 30, 2009. There will be no effect on the consolidated balance sheet or statement of operations of Merchants.

Recent Market Developments

Certain segments of the financial services industry are facing unprecedented challenges in the face of the current national and global economic crisis. The global and U.S. economies are experiencing significantly reduced business activity as a result of disruptions in the financial system during the past year, among other things. In some areas, dramatic declines in the housing market, increasing foreclosures and rising unemployment, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. These write-downs have caused many financial institutions to seek additional capital; to merge with larger and stronger institutions; and, in some cases, to fail. The FDIC has closed over 69 banks so far in 2009, more than double 2008’s level. Merchants is fortunate that, to date, the markets it serves have been impacted to a lesser extent than many areas around the country. However, a prolonged recession and persistently adverse economic conditions would likely impact these markets over time, and have a negative impact upon Merchants’ financial condition and performance.

In response to the financial crises affecting the banking system and financial markets, there have been several recent announcements of Federal programs designed to purchase or insure assets from, provide equity capital to, and guarantee the liquidity of, the industry. On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (the “EESA”) was signed into law. Pursuant to the EESA, the U.S. Treasury was given the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. EESA also immediately increased the FDIC deposit insurance limit from $100,000 to $250,000 through December 31, 2009. On May 19, 2009, Congress extended the $250,000 deposit insurance limit through December 31, 2013.

Results of Operations

Overview

Net income was $2.06 million and $4.97 million for the second quarter and first six months of 2009, respectively, compared to net income of $2.88 million and $5.54 million for the second quarter and first six months of 2008, respectively. The return on average assets for the quarter and six months ended June 30, 2009 was 0.61% and 0.74%, respectively, compared to 0.90% and 0.89% for the quarter and six months ended July 30, 2008. The return on average equity for the quarter and six months ended June 30, 2009 was 9.87% and 12.14% compared to 15.26% and 14.54%, respectively, for the same periods in 2008. The following were the major factors contributing to the results for the quarter ended June 30, 2009, compared to the same period in 2008:

•

Merchants recorded a pre-tax $625 thousand expense related to the FDIC’s special assessment on all banks during the quarter.

•

Net interest income for the second quarter of 2009 was $12.38 million, a $1.89 million, or 18.0%, increase over the same period in 2008; Merchants net interest income for the first half of 2009 was $24.72 million, a $4.59 million, or 22.8% increase over the same period last year. Merchants’ net interest margin for the second quarter of 2009 was 3.81%, a 33 basis point increase over the same period in 2008. The increase in net interest income and net interest margin was primarily a result of strong growth in both loans and deposits and a result of funding costs falling more rapidly than asset repricing over the last year.

•

Merchants recorded a $2.00 million provision for credit losses during the second quarter of 2009 and a $2.90 million provision year to date compared to a $50 thousand loan loss provision for the second quarter of 2008, and $350 thousand for the first six months of last year. The increase in the provision was primarily a result of increased levels of non-performing and classified loans, combined with increased net charge-offs, continued economic uncertainty and strong loan growth over the first six months of 2009.

•

Merchants’ quarterly average loans were $895.98 million, an increase of $133.22 million, or 17.46% over the second quarter of 2008, and were $30.02 million, or 3.47% higher on a linked quarter basis. Loans ended the second quarter of 2009 at $896.09 million, an increase of $48.96 million over December 31, 2008 ending balances of $847.13 million.

•

Merchants’ quarterly average investment portfolio was $387.23 million, a decrease of $58.31 million compared to the same quarter of 2008 as Merchants used cash flows from the investment portfolio to fund, in part, growth in the loan portfolio. Total investments ended the second quarter of 2009 at $374.30 million, a $57.31 million decrease from year end 2008 balances.

•

Quarterly average deposits were $1.00 billion, an increase of $79.03 million, or 8.6%, over the same quarter of 2008. Deposits ended the quarter at $1.02 billion, an increase of $84.60 million over year-end 2008 balances of $930.80 million.

•

Total non-interest income increased to $2.41 million for the second quarter of 2009 from $2.31 million for the second quarter of 2008, and decreased to $4.34 million for the first six months of this year from $4.55 million for the same period last year. Non-interest income excluding gains/losses on investment securities increased to $4.54 million for the first half of 2009, from $4.47 million for the first half of last year. Total noninterest expense increased $1.39 million to $10.34 million for the second quarter of 2009 from $8.95 million for the second quarter of 2008; and increased $2.80 million to $19.88 million for the first six months of 2009, compared to the same period in 2008.

Net Interest Income

Merchants’ net interest income increased $1.89 million, or 18.0%, to $12.38 million for the second quarter of 2009 compared to 2008, and increased $4.59 million, or 22.8%, to $24.72 million for the first half of 2009 compared to 2008. This increase was a result of strong growth in both loans and deposits, and a result of funding costs falling more rapidly than asset repricing over the last year. Average interest earning assets for the quarter were $1.31 billion, compared to $1.22 billion for the second quarter of 2008; and were $1.30 billion for the first half of 2009 compared to $1.18 billion for the same period in 2008. Merchants’ net interest margin for the second quarter of 2009 was 3.81%, 33 basis points higher than the second quarter of 2008, and was 3.84% for the first half of 2009, a 40 basis point increase over the same period in 2008. Merchants’ net interest margin for the second quarter of 2009 decreased by four basis points from the first quarter of this year. Merchants’ average earning assets were essentially flat from the first quarter of 2009 to the second as loan growth was primarily funded through run off from the investment portfolio. At the same time Merchants experienced very strong deposit growth, this was invested short term, contributing to the decrease in the rate earned on average interest earning assets to 5.14% from 5.32% for the first quarter of this year. Additionally, Merchants has experienced increases in its non-performing asset portfolio during the quarter (see the credit quality discussion beginning on page 24 for further information on non-performing assets) further straining the net interest margin.

The average rate on interest earning assets for the second quarter of 2009 was 47 basis points lower than for the second quarter of 2008, and was 46 basis points lower when comparing the first six months of 2009 to the same period in 2008. This decrease was primarily due to decreased loan rates for 2009 compared to 2008, a result of dramatic decreases in the prime lending rate during 2008, and a large short term investment portfolio that is invested at very low rates in the current interest rate environment.

Merchants was able to reduce its overall funding costs by 91 basis points for the second quarter of 2009 compared to 2008 and by 99 basis points when comparing the first six months of this year to the same period in the prior year. Much of this decrease came in the cost of time deposits as these funds repriced in a lower interest rate environment, the cost of this funding source decreased 149 basis points when comparing the second quarter of this year to last, and decreased by 155 basis points for the first six months of 2009 compared to 2008. Additionally, the cost of Merchants’ Savings, NOW and money market accounts decreased 50 basis points for the second quarter of this year compared to last, and by 51 basis points for the first half of the year.

Merchants’ cost of borrowed funds decreased 55 basis points when comparing the second quarter of 2009 to 2008 and by 98 basis points for the first six months of 2009 compared to 2008. This decrease is primarily a result of the 400 basis points decrease in the target federal funds rate over the course of 2008. Merchants used some of its excess cash to prepay $18 million in long term FHLB debt during May of 2009 and incurred a $304 thousand prepayment penalty in conjunction with the prepayment; this penalty is included in Other Noninterest Expenses. Merchants estimates that it will earn this prepayment penalty back in approximately six months.

The following table attributes changes in Merchants’ net interest income (on a fully taxable equivalent basis) to changes in either average balances or average rates for the three and six months ended June 30, 2009. Changes due to both interest rate and volume have been allocated to change due to volume and change due to rate in proportion to the relationship of the absolute dollar amounts of the change in each category:

Analysis of Changes in Fully Taxable Equivalent Net Interest Income

Three Months Ended June 30,
			Increase	Due to
(In thousands)	2009	2008	(Decrease)	Volume	Rate
Fully taxable equivalent interest income:
Loans	$ 11,975	$ 11,392	$ 583	$ 1,886	$ (1,303)
Investments	4,759	5,518	(759)	(717)	(42)
Federal funds sold, securities sold under agreements to repurchase and interest bearing deposits with banks	10	51	(41)	37	(78)
Total interest income	16,744	16,961	(217)	1,206	(1,423)
Less interest expense:
Savings, money market & NOW accounts	515	993	(478)	107	(585)
Time deposits	2,165	3,385	(1,220)	285	(1,505)
Federal funds purchased, Federal Home Loan Bank and other short-term borrowings	--	35	(35)	(9)	(26)
Securities sold under agreements to repurchase and other short-term debt	47	380	(333)	--	(333)
Securities sold under agreement to repurchase, long-term	494	564	(70)	(124)	54
Other long-term debt	819	797	22	123	(101)
Junior subordinated debt	298	298	--	--	--
Total interest expense	4,338	6,452	(2,114)	382	(2,496)
Net interest income	$ 12,406	$ 10,509	$ 1,897	$ 824	$ 1,073

Six Months Ended June 30,
			Increase	Due to
(In thousands)	2009	2008	(Decrease)	Volume	Rate
Fully taxable equivalent interest income:
Loans	$ 23,761	$ 22,977	$ 784	$ 3,681	$ (2,897)
Investments	10,022	10,150	(128)	(123)	(5)
Federal funds sold, securities sold under agreements to repurchase and interest bearing deposits with banks	14	302	(288)	(45)	(243)
Total interest income	33,797	33,429	368	3,513	(3,145)
Less interest expense:
Savings, money market & NOW accounts	1,063	2,054	(991)	181	(1,172)
Time deposits	4,453	6,840	(2,387)	678	(3,065)
Federal funds purchased, Federal Home Loan Bank and other short-term borrowings	20	44	(24)	37	(61)
Securities sold under agreements to repurchase and other short-term debt	112	1,009	(897)	4	(901)
Securities sold under agreement to repurchase, long-term	970	1,124	(154)	(122)	(32)
Other long-term debt	1,819	1,597	222	477	(255)
Junior subordinated debt	595	595	--	--	--
Total interest expense	9,032	13,263	(4,231)	1,255	(5,486)
Net interest income	$ 24,765	$ 20,166	$ 4,599	$ 2,258	$ 2,341

The following table sets forth certain information regarding net interest margin for the three and six months ended June 30, 2009 and 2008. For the periods indicated, the total dollar amount of interest income from average earning assets and the resultant yields, as well as the interest expense on average interest bearing liabilities, are expressed both in dollars and rates, and on a tax equivalent basis.

Merchants Bancshares, Inc.

Average Balance Sheets and Average Rates

(Unaudited)

	Three Months Ended
	June 30, 2009			June 30, 2008
(In thousands, fully taxable equivalent)	Average Balance	Interest Income/ Expense	Average Rate	Average Balance	Interest Income/ Expense	Average Rate
ASSETS:
Loans, including fees on loans (a)	$ 895,981	$ 11,975	5.36%	$ 762,761	$ 11,392	6.01%
Investments (b) (c)	387,226	4,759	4.93%	445,534	5,518	4.98%
Federal funds sold, securities purchased under agreements to resell and interest bearing deposits with banks	23,082	10	0.17%	7,627	51	2.71%
Total interest earning assets	1,306,289	$ 16,744	5.14%	1,215,922	$ 16,961	5.61%
Allowance for loan losses	(9,985)			(8,423)
Cash and cash equivalents	24,341			34,012
Bank premises and equipment, net	11,762			11,824
Other assets	21,369			24,489
Total assets	$ 1,353,776			$ 1,277,824

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Interest bearing deposits:
Savings, NOW & money market accounts	$ 479,648	$ 515	0.43%	$ 428,681	$ 993	0.93%
Time deposits	414,768	2,165	2.09%	380,558	3,385	3.58%
Total interest bearing deposits	894,416	2,680	1.20%	809,239	4,378	2.18%
Federal funds purchased	11	--	0.44%	3,352	18	2.16%
Federal Home Loan Bank and other short-term borrowings	1,035	--	0.09%	3,451	17	2.00%
Securities sold under agreements to repurchase and other short-term debt	82,903	47	0.23%	82,982	380	1.84%
Securities sold under agreements to repurchase, long-term	54,000	494	3.67%	71,143	564	3.19%
Other long-term debt (d)	96,223	819	3.42%	82,682	797	3.88%
Junior subordinated debentures issued to Unconsolidated subsidiary trust	20,619	298	5.77%	20,619	298	5.77%
Total borrowed funds	254,791	1,658	2.61%	264,229	2,074	3.16%
Total interest bearing liabilities	1,149,207	$ 4,338	1.51%	1,073,468	$ 6,452	2.42%
Noninterest bearing deposits	106,498			112,645
Other liabilities	14,474			16,094
Shareholders’ equity	83,597			75,617
Total liabilities and shareholders’ equity	$ 1,353,776			$ 1,277,824

Net interest earning assets	$ 157,082			$ 142,454

Net interest income (fully taxable equivalent)		$ 12,406			$ 10,509
Tax equivalent adjustment		(31)			(19)
Net interest income		$ 12,375			$ 10,490

Net interest rate spread			3.63%			3.19%

Net interest margin			3.81%			3.48%

(a)

Includes principal balance of non-accrual loans and fees on loans.

(b)

Available for sale securities are included at fair value, held to maturity securities are included at amortized cost. Includes FHLB stock.

(c)

Tax exempt interest has been converted to a tax equivalent basis using the Federal tax rate of 35%.

(d)

Excludes prepayment penalty of $304 thousand.

Merchants Bancshares, Inc.

Average Balance Sheets and Average Rates

(Unaudited)

	Six Months Ended
	June 30, 2009			June 30, 2008
(In thousands, fully taxable equivalent)	Average Balance	Interest Income/ Expense	Average Rate	Average Balance	Interest Income/ Expense	Average Rate
ASSETS:
Loans, including fees on loans (a)	$ 881,054	$ 23,761	5.44%	$ 750,187	$ 22,977	6.16%
Investments (b) (c)	405,901	10,022	4.98%	411,971	10,150	4.95%
Federal funds sold, securities purchased under agreements to resell and interest bearing deposits with banks	14,127	14	0.20%	17,131	302	3.55%
Total interest earning assets	1,301,082	$ 33,797	5.24%	1,179,289	$ 33,429	5.70%
Allowance for loan losses	(9,613)			(8,275)
Cash and cash equivalents	25,237			34,736
Bank premises and equipment, net	11,676			11,806
Other assets	20,369			22,589
Total assets	$ 1,348,751			$ 1,240,145

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Interest bearing deposits:
Savings, NOW & Money Market accounts	$ 460,893	$ 1,063	0.47%	$ 420,001	$ 2,054	0.98%
Time deposits	405,654	4,453	2.21%	365,541	6,840	3.76%
Total interest bearing deposits	866,547	5,516	1.28%	785,542	8,894	2.28%
Federal funds purchased	575	1	0.46%	1,742	19	2.24%
Federal Home Loan Bank and other short-term borrowings	12,689	19	0.30%	2,217	25	2.26%
Securities sold under agreement to repurchase and other short term debt	85,390	112	0.26%	85,036	1,009	2.39%
Securities sold under agreement to repurchase, long term	54,000	970	3.62%	60,621	1,124	3.73%
Other long-term debt (d)	105,099	1,819	3.49%	78,667	1,597	4.08%
Junior subordinated debentures issued to Unconsolidated subsidiary trust	20,619	595	5.77%	20,619	595	5.77%
Total borrowed funds	278,372	3,516	2.55%	248,902	4,369	3.53%
Total interest bearing liabilities	1,144,919	$ 9,032	1.59%	1,034,444	$ 13,263	2.58%
Noninterest bearing deposits	108,297			114,823
Other liabilities	13,650			14,665
Shareholders’ equity	81,885			76,213
Total liabilities and shareholders’ equity	$ 1,348,751			$ 1,240,145

Net interest earning assets	$ 156,163			$ 144,845

Net interest income (fully taxable equivalent)		$ 24,765			$ 20,166
Tax equivalent adjustment		(49)			(38)
Net interest income		$ 24,716			$ 20,128

Net interest rate spread			3.65%			3.12%

Net interest margin			3.84%			3.44%

(a)

Includes principal balance of non-accrual loans and fees on loans.

(b)

Available for sale securities are included at fair value, held to maturity securities are included at amortized cost. Includes FHLB stock.

(c)

Tax exempt interest has been converted to a tax equivalent basis using the Federal tax rate of 35%.

(d)

Excludes prepayment penalty of $304 thousand.

Provision for Credit Losses: Merchants recorded a $2.00 million provision for credit losses during the second quarter of 2009 and $2.90 million year-to-date, compared to $50 thousand and $350 thousand for the second quarter and first six months of 2008, respectively. The increase in the provision during the second quarter is primarily a result of increased levels of non-performing and classified assets, combined with increased net charge-offs and continued economic uncertainty; the increase in the year to date provision is a result of the factors just described, combined with strong loan growth over the first six months of the year. The allowance for loan losses was $10.60 million, 1.18% of total loans and 78% of nonperforming loans at June 30, 2009, compared to $8.89 million, 1.05% of total loans and 76% of nonperforming loans at December 31, 2008. Nonperforming loans increased to $13.65 million at June 30, 2009 from $11.64 million at December 31, 2008. Approximately 71% of nonaccruing loans are concentrated in seven relationships. Additionally, approximately $2.58 million of the loans in non-performing status carry some form of government guarantee. Gross loans ended the second quarter of 2009 at $896.09 million, a $48.96 million, or 5.8%, increase over year-end 2008 balances. Merchants recorded net charge-offs of $979 thousand for the first six months of 2009 and recorded net recoveries of $65 thousand for the same period in 2008. All of these factors are taken into consideration during management’s quarterly review of the Allowance for credit losses (the “Allowance”) which management continues to deem adequate under current market conditions. See the discussion of Nonperforming Assets and the Allowance on pages 24-26 for additional information on the provision, the Allowance and the allowance for loan losses.

Noninterest Income: Total non-interest income increased to $2.41 million for the second quarter of 2009 from $2.31 million for the second quarter of 2008, and decreased to $4.34 million for the first six months of this year from $4.55 million for the same period last year. Non-interest income excluding gains/losses on investment securities increased to $4.54 million for the first half of 2009, from $4.47 million for the first half of last year. Trust Company income decreased to $413 thousand from $473 thousand for the second quarter of 2009 compared to 2008, and decreased to $814 thousand from $978 thousand for the first half of 2009 compared to 2008. Although Merchants has experienced increases in overall trust relationships, these increases have not generated enough additional revenue to offset lost revenue due to market value declines in the current volatile environment. Merchants experienced slight increases in its net overdraft income for the second quarter of 2009 compared to last year, which made up for decreases in this fee category in the first quarter of 2009. On a year to date basis, service charges on deposits for 2009 are slightly higher than 2008.

Noninterest Expense: Total noninterest expense increased $1.39 million, or 15.5%, to $10.34 million for the second quarter of 2009 from $8.95 million for the second quarter of 2008; and increased $2.80 million to $19.88 million for the first six months of 2009, compared to the same period in 2008. There are several reasons for this increase:

•

Salaries and wages decreased slightly to $3.20 million for the second quarter of this year compared to $3.26 million for the same period last year, and increased to $6.63 million for the first half of 2009 compared to $6.35 million for the same period in 2008. The year to date increase is a result of normal pay increases combined with additional staff that Merchants hired in the corporate banking, executive and trust areas over the course of 2008. The decrease for the second quarter is the result of lower anticipated incentive payouts for 2009 compared to 2008.

•

Employee benefits increased $398 thousand to $1.33 million for the second quarter of 2009 compared to 2008, and increased $726 thousand to $2.59 million compared to $1.87 million for the first half of this year compared to last year. Every category of employee benefit expense is higher for 2009 than 2008. The largest year over year increases were in health insurance costs, which increased $357 thousand, or 43.5% for the first six months of 2009 compared to 2008, and pension plan expenses, which increased $203 thousand, or 513.0% for the first six months of 2009 compared to 2008.

•

Merchants total FDIC insurance expense for the second quarter of 2009 increased to $942 thousand from $25 thousand for the second quarter of 2008, and increased to $1.26 million for the first six months of 2009 from $50 thousand for the first six months of last year. As mentioned previously, Merchants recorded a $625 thousand expense related to the FDIC’s special assessment during the second quarter of 2009. Additionally, Merchants’ “regular” FDIC insurance assessment, excluding the special assessment, increased $292 thousand to $317 thousand for the second quarter of 2009 compared to $25 thousand for the second quarter of 2008, and increased $581 thousand to $631 thousand from $50 thousand for the first half of 2009 compared to 2008 due to both an increase in the FDIC’s assessment rates and an increase in deposits.

•

Other noninterest expense increased to $1.90 million from $1.68 million for the second quarter of 2009 compared to 2008, and increased to $3.48 million from $2.94 million for the first six months of 2009 compared to 2008. As mentioned previously, Merchants prepaid $18 million in FHLB debt during the quarter resulting in a $304 thousand prepayment penalty which is included in other noninterest expenses.

Balance Sheet Analysis

Merchants’ quarterly average loans were $895.98 million, an increase of $133.22 million, or 17.46% over the second quarter of 2008, and were $30.02 million, or 3.47% higher on a linked quarter basis. Loans ended the second quarter of 2009 at $896.09 million, an increase of $48.96 million over December 31, 2008 ending balances of $847.13 million. The increase since December 31, 2008 is made up of residential and commercial mortgages, and commercial loans. Loan growth has been strong during the first two quarters of 2009, although the second quarter volume was lower than the first quarter. The continuing deep recession has depressed loan demand and has limited the pool of strong credit prospects. Merchants is still experiencing strong residential refinancing demand, but these volumes are also slower than the first quarter.

Balances of real estate construction loans decreased to $24.56 million at June 30, 2009 from $40.36 million at December 31, 2008. The primary reason for the significant decrease from December 31, 2008 was the completion of a large multi-family rental project during the second quarter of this year.

The following table summarizes the components of Merchants’ loan portfolio as of June 30, 2009 and December 31, 2008:

(In thousands)	June 30, 2009	March 31, 2009	December 31, 2008
Commercial, financial and agricultural	$ 135,031	$ 140,866	$ 129,032
Real estate loans – residential	436,423	423,161	395,834
Real estate loans – commercial	291,321	279,041	273,526
Real estate loans – construction	24,555	40,478	40,357
Installment loans	7,834	7,545	7,670
All other loans	923	1,488	708
Total loans	$ 896,087	$ 892,579	$ 847,127

Merchants’ investment portfolio totaled $374.30 million at June 30, 2009, a decrease of $57.31 million, or 13.3%, from December 31, 2008 ending balances of $431.61 million. This decrease is in part a result of Merchants decision to use most of the cash flows generated by the investment portfolio to fund loan growth, and Merchants decision to sell bonds with a book value of $12.68 million during the first quarter of this year. Please refer to the quarterly report on form 10-Q for the period ended March 31, 2009 for more details about that security sale.

Merchants’ investment portfolio at June 30, 2009, including both held-to-maturity and available for sale securities, consisted of the following:

(In thousands)	Amortized Cost	Fair Value
U.S. Treasury Obligations	$ 250	$ 250
Agencies	7,490	7,497
FHLB Obligations	6,119	6,234
Agency MBS	231,766	240,241
Agency CMO	80,312	82,601
Non-Agency CMO	21,338	18,524
Commercial MBS	16,022	15,652
Asset Backed Securities	3,789	3,394
Total invesments	$ 367,086	$ 374,393

Agency MBS and Agency CMO consist of pools of residential mortgages which are guaranteed by the Federal National Mortgage Association (“FNMA”), Federal Home Loan Mortgage Association (“FHLMC”) or Government National Mortgage Association (“GNMA”) with various origination dates and maturities. With the exception of six bonds with a current book value of $10.38 million, all securities in Merchants’ investment portfolio were either Agency guaranteed or rated AAA by all rating agencies at June 30, 2009. Five of the six securities have a split rating, with at least one rating agency continuing to carry a AAA rating and one or two others downgrading the bonds. One of the securities was downgraded below investment grade by Moody’s during the quarter. Merchants wrote this security down to its estimated fair value during the fourth quarter of 2008, and is closely monitoring the performance of this bond and its underlying collateral. Merchants, with the help of its investment advisor, has performed extensive cash flow analysis on its non-

agency portfolio. Merchants is closely tracking the performance of the underlying collateral on this portion of the portfolio, and has performed extensive analysis on borrower profiles and on the current loan-to-value percentages (“LTVs”). Merchants is also closely tracking the performance of its CMBS portfolio. Management has reviewed servicer reports on the underlying collateral that provide detail about defeasance levels, delinquencies, default rate and servicer watch lists. Merchants has no corporate debt exposure on its books, including any perpetual preferred stock issued by FNMA or FHLMC nor any interests in pooled trust preferred securities. Merchants has started to reinvest in the investment portfolio and purchased securities totaling $7.74 million during the second quarter. All securities purchased were Agency issues with maturities of four years or less.

Current market conditions are difficult. Although Merchants does not currently intend to sell its temporarily impaired securities, and because it is not more likely than not that Merchants would be required to sell the securities prior to recovery, the impairment is considered temporary. If conditions worsen, the fair market value of Merchants’ investment portfolio could be adversely affected and it is possible that certain unrealized losses could be designated as other than temporary in future periods.

The higher relative yield and safety of bank money market and time deposit accounts has helped to fuel growth in deposit balances during 2009. Quarterly average deposits were $1.00 billion, an increase of $79.03 million, or 8.6%, over the same quarter of 2008. Deposits ended the quarter at $1.02 billion, an increase of $84.60 million over year-end 2008 balances of $930.80 million. Approximately $17.28 million of the new deposit growth is attributable to Merchants’ new government banking group. Merchants hired two experienced government banking officers during 2008, who provide depository, lending and other banking services to municipalities, school districts and other governmental authorities or agencies in Merchants’ service area. Merchants’ time deposits grew $31.62 million to $416.74 million at June 30, 2009 compared to $385.12 million at December 31, 2008. Merchants’ Savings, NOW and money market balances increased $57.36 million to $485.31 million compared to $427.95 million at year-end 2008 while demand deposits decreased $4.38 million. A portion of the decrease in demand deposits and the increase in Savings, NOW and money market accounts is due to a reclassification, totaling approximately $10 million, of several grandfathered product types from demand deposits to the Free Checking for Life category, a component of Savings, NOW and money market accounts. As of June 30, 2009, $25.41 million in deposits have moved off balance sheet into the Certificate of Deposit Account Registry Service (“CDARS”) which has attracted some larger dollar relationships looking for both a higher yield and full insurance coverage.

The combination of the growth in deposits discussed above along with previously mentioned decreases in the investment portfolio allowed Merchants to reduce its short-term borrowed funds position to zero at June 30, 2009 from $28 million at December 31, 2008, while also paying down its long term debt position by $35.51 million; this decrease includes the $18 million prepayment of FHLB debt discussed previously. Merchants also experienced a decrease in its cash management sweep balances which decreased from $92.41 million at year end to $82.11 million at June 30, 2009. These balances, along with Treasury, Tax & Loan balances and short-term borrowed funds are included with “Securities sold under agreements to repurchase and other short-term debt” on the accompanying consolidated balance sheet. Additional excess funds that were not absorbed by the loan portfolio or redeployed into the investment portfolio were left on deposit with the Federal Reserve Bank (“FRB”) where they earned interest at the Federal funds rate.

On December 15, 2004, Merchants closed its private placement of an aggregate of $20 million of trust preferred securities. The placement occurred through a newly formed Delaware statutory trust affiliate of Merchants, MBVT Statutory Trust I (the “Trust”) as part of a pooled trust preferred program. The Trust was formed for the sole purpose of issuing capital securities; these securities are non-voting. Merchants owns all of the common securities of the Trust. The proceeds from the sale of the capital securities were loaned to Merchants under subordinated debentures issued to the Trust. The debentures are the only asset of the Trust and payments under the debentures are the sole revenue of the Trust. Merchants’ primary source of funds to pay interest on the debentures held by the Trust is current dividends from its principal subsidiary, Merchants Bank. Accordingly, Merchants’ ability to service the debentures is dependent upon the continued ability of Merchants Bank to pay dividends to Merchants.

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

In the ordinary course of business, Merchants makes commitments for possible future extensions of credit. At June 30, 2009, Merchants was obligated to fund $4.27 million of standby letters of credit. No losses are anticipated in connection with these commitments.

Income Taxes

Merchants and its subsidiaries are taxed on income at the federal level by the Internal Revenue Service. Total income tax expense was $383 thousand for the second quarter of 2009 compared to $911 thousand for the same period in 2008. Merchants recognized favorable tax benefits from federal affordable housing tax credits and historic rehabilitation credits of $949 thousand for the first six months of 2009 and $799 thousand for the first six months of 2008. Merchants’ statutory tax rate was 35% for all periods. The recognition of affordable housing and rehabilitation tax credits is the principal reason for Merchants’ effective tax rate of 15.66% and 20.80% for the three and six months ended June 30, 2009, respectively, and 24.01% and 23.59% for the same period in 2008, respectively.

Liquidity and Capital Resources

Merchants’ liquidity is monitored by the Asset and Liability Committee (the “ALCO”) of Merchants Bank’s Board of Directors, based upon Merchants Bank policies. Merchants has an overnight line of credit with the Federal Home Loan Bank of Boston (“FHLBB”) of $5 million and an estimated additional borrowing capacity with the FHLBB of $107.50 million. The FHLBB recently announced a 2008 loss and suspended its quarterly dividend indefinitely. Although Merchants’ does not expect that this funding source will become unavailable, Merchants has ensured that it has other sources of readily available funds. Merchants has established a borrowing facility with the FRB which will enable Merchants to borrow at the discount window. Additionally, Merchants has $44 million in available federal funds lines of credit at June 30, 2009 and the ability to borrow through the use of repurchase agreements, collateralized by Merchants’ investments, with certain approved counterparties. Merchants’ investment portfolio, which is managed by the ALCO, has a book value of $374.30 million at June 30, 2009, of which $173.90 million was pledged. The portfolio is a reliable source of cash flow for Merchants. Merchants is closely monitoring its short term cash position in the current uncertain economic environment. Any excess funds are either left on deposit at the FRB, or are in a fully insured account with one of our correspondent banks.

In January 2007, the Board approved a stock repurchase program, pursuant to which Merchants may repurchase 200,000 shares of its stock from time to time through January 2008. The Board extended the previously extended program through January 2010 at its January 2009 meeting. Through June 30, 2009, Merchants purchased 143,475 shares of its common stock on the open market under the program at an average per share price of $22.94. Merchants did not purchase any shares during the six months ended June 30, 2009, but purchased 55,800 shares during the first half of 2008 at an average price per share of $23.24.

As of June 30, 2009, Merchants exceeded all applicable regulatory capital requirements. Merchants continues to be considered well capitalized under applicable regulations, however Merchants’ regulatory capital ratios have decreased over the last year as Merchants balance sheet has grown more rapidly than its capital position. The shifting mix of the balance sheet has emphasized loan and deposit growth while decreasing both the investment portfolio and Merchants’ wholesale funding position. This change in asset and liability mix has helped to minimize the impact of loan and deposit growth on capital ratios. Merchants tangible equity ratio at June 30, 2009 was 6.25% compared to 6.26% at March 31, 2009. The following table represents the actual capital ratios and capital adequacy requirements for Merchants as of June 30, 2009 and 2008:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(In thousands)	Amount	Percent	Amount	Percent	Amount	Percent
As of June 30, 2009
Tier 1 leverage capital (1)	$ 100,554	7.43%	$ 54,151	4.00%	$ 67,689	5.00%
Tier 1 risk-based capital (1)	100,554	12.34%	32,590	4.00%	48,885	6.00%
Total risk-based capital (1)	110,751	13.59%	65,180	8.00%	81,475	10.00%
Tangible Capital	84,750	6.25%	N/A	N/A	N/A	N/A

As of June 30, 2008
Tier 1 leverage capital (1)	$ 94,932	7.43%	$ 51,113	4.00%	$ 64,125	5.00%
Tier 1 risk-based capital (1)	94,932	12.30%	30,883	4.00%	46,620	6.00%
Total risk-based capital (1)	103,697	13.43%	61,766	8.00%	77,701	10.00%
Tangible Capital	73,652	5.70%	N/A	N/A	N/A	N/A

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

The following table summarizes Merchants’ nonperforming assets at the dates indicated:

(In thousands)	June 30, 2009	March 31, 2009	December 31, 2008	June 30, 2008
Nonaccrual loans	$ 13,393	$ 11,199	$ 11,476	$ 5,187
Loans past due 90 days or more and still accruing interest	155	213	57	--
Troubled debt restructurings	102	107	110	148
Total nonperforming loans (“NPL”)	13,650	11,519	11,643	5,335
Other Real Estate Owned (“OREO”)	802	802	802	--
Total nonperforming assets (“NPA”)	$ 14,452	$ 12,321	$ 12,445	$ 5,335

Non-performing assets increased $2.00 million to $14.45 million at June 30, 2009 from $12.45 million at December 31, 2008 and increased $9.12 million from $5.34 million at June 30, 2008. Management has made progress in collection efforts for loans in non-accrual status at December 31, 2008, which have been reduced by approximately 13%. However, this progress has been more than offset by management’s decision to place a number of additional commercial relationships into non-accruing status during 2009. Several of these new non-accrual loans remain current on payments, but the longer-term prognosis for full repayment remains questionable. There were also some relationships that reached maturity and the borrowers were not able to refinance the outstanding balance or sell assets to retire the obligation as scheduled. Of the total non-performing loans, approximately $2.58 million carry some form of government guarantee. Excluded from the balances above are Merchants’ loans that are 30-89 days past due, these loans are not necessarily considered classified or impaired. Loans past due 30-89 days totaled $786 thousand, or 0.08% of total loans, at June 30, 2009, compared to $1.34 million, or 0.16% of total loans, at December 31, 2008 and $1.34 million, or 0.17% of total loans, at June 30, 2008. Merchants’ residential portfolio continues to perform well, even under current economic conditions, total past due plus nonperforming loans total 71 basis points of the residential portfolio.

Loans, including impaired loans, are generally classified as nonaccrual if they are past due as to maturity or payment of principal or interest for a period of more than 90 days, unless such loans are well-collateralized and in the process of collection. If a loan or a portion of a loan is internally classified as doubtful or is partially charged-off, the loan is classified as nonaccrual. Loans that are on a current payment status or past due less than 90 days may also be classified as nonaccrual if repayment in full of principal and/or interest is in doubt. Loans deemed impaired at June 30, 2009 totaled $13.65 million, all of which are included as nonperforming loans in the table above. Impaired loans at June 30, 2009 reflect a net increase of $2.01 million since December 31, 2008.

Merchants’ management maintains an internal listing that includes all criticized and classified loans. Merchants’ management believes that classified loans have well-defined weaknesses which, if left unattended, could lead to collection problems. The oversight process on these loans includes an active risk management approach. A management committee reviews the status of these loans each quarter and determines or confirms the appropriate risk rating, accrual status and loan loss reserve allocation. The findings of this review process are instrumental in determining the adequacy of the Allowance. Performing classified loans totaled approximately $37.86 million as of June 30, 2009, compared to $13.74 million as of December 31, 2008. The listing of internally classified commercial borrowers at June 30, 2009 includes borrowers operating in a variety of different industries. One relationship exposure comprises approximately 41% of the performing classified loan total - this loan plus three others comprise 73% of total classified loans at June 30, 2009. Beyond these loans, there are no other significant concentrations of internally classified loans to any one borrower.

Concentrations by collateral exposure are monitored as part of the risk management process as well. Of the performing internally classified loans at June 30, 2009, 41% are attributable to the development of a large-scale multi-family apartment project where payment will be derived from future rental income derived from active and on-going lease-up activity. Owner-occupied commercial real estate secures 24% percent of the performing classified loans and another 21% is attributable to commercial borrowers in a variety of industries. The remaining 14% is predominately non-owner-occupied commercial rental exposure.

Merchants’ management monitors asset quality on a continuous basis.

The following table reflects Merchants’ nonperforming asset and coverage ratios as of the dates indicated:

	June 30, 2009	March 31, 2009	December 31, 2008	June 30, 2008
NPL to total loans	1.52%	1.29%	1.37%	0.69%
NPA to total assets	1.07%	0.91%	0.93%	0.41%
Allowance for loan losses to total loans	1.18%	1.06%	1.05%	1.09%
Allowance for loan losses to NPL	78%	82%	76%	158%

The following table summarizes year-to-date activity in Merchants’ Allowance through the dates indicated:

(In thousands)	June 30, 2009	March 31, 2009	December 31, 2008	June 30, 2008
Balance, beginning of year	$ 9,311	$ 9,311	$ 8,350	$ 8,350
Charge-offs :
Commercial, lease financing and all other	(523)	(135)	(16)	(4)
Real estate – construction	--	(205)	(637)	--
Real estate – mortgage	(462)	(7)	(28)	--
Installment and other consumer	(1)	(1)	--	--
Total charge-offs	(986)	(348)	(681)	(4)
Recoveries:
Commercial, lease financing and all other	7	--	60	59
Real estate – mortgage	--	--	57	10
Installment and other consumer	--	--	--	--
Total recoveries	7	--	117	69
Net (charge-offs) recoveries	(979)	(348)	(564)	65
Provision for credit losses	2,900	900	1,525	350
Balance end of period	$ 11,232	$ 9,863	$ 9,311	$ 8,765

Components:
Allowance for loan losses	$ 10,605	$ 9,446	$ 8,894	$ 8,439
Reserve for undisbursed lines of credit	627	417	417	326
Allowance for Credit Losses	$ 11,232	$ 9,863	$ 9,311	$ 8,765

The Allowance is comprised of the allowance for loan losses and the reserve for undisbursed lines of credit. The Allowance is based on management’s estimate of the amount required to reflect the inherent losses in the loan portfolio, based on circumstances and conditions at each reporting date. Merchants reviews the adequacy of the Allowance at least quarterly. Factors considered in evaluating the adequacy of the Allowance include previous loss experience, current economic conditions and their effect on the borrowers, the performance of individual loans in relation to contract terms and estimated fair values of properties to be foreclosed. The method used in determining the amount of the Allowance is not based on maintaining a specific percentage of allowance for loan losses to total loans or total NPA. Rather, the methodology is a comprehensive analytical process of assessing the credit risk inherent in the loan portfolio. This assessment incorporates a broad range of factors, which indicate both general and specific credit risk, as well as a consistent methodology for quantifying probable credit losses.

The level of the Allowance reflects management’s current strategies and efforts to maintain the Allowance at a level adequate to provide for losses based on an evaluation of known and inherent risks in the loan portfolio, as well as the potential risk from unfunded loan commitments and letters of credit. Among the factors that management considers in establishing the level of the Allowance are overall findings from an analysis of individual loans, the overall risk characteristics and size of the loan portfolio, past credit loss history, management’s assessment of current economic and real estate market conditions and estimates of the current value of the underlying collateral. Loans placed in nonperforming status may be either assigned a specific allocation of the allowance for loan losses or charged down to their estimated net realizable value based on management’s assessment of the ultimate collectability of principal. To the extent management determines the level of anticipated losses in the portfolio has significantly increased or diminished, the allowance for loan losses is adjusted through current earnings. As part of Merchants’ analysis of specific credit risk, detailed and extensive reviews are performed on larger credits and problematic credits identified on the watched asset list, nonperforming asset listings and internal credit rating reports. An outside loan review firm examines portions of Merchants’ commercial loan portfolio two times per year. Over the course of the year, a minimum of 60% of commercial loan balances are reviewed, including all relationships over $1.0 million and criticized and classified loans over $500 thousand. Issues addressed by the loan review process include the accuracy of Merchants’ internal risk ratings system, loan quality, and adequacy of the allowance for loan losses.

The allowance for loan losses as a percentage of total loans as of June 30, 2009 increased to 1.18% compared to 1.05% at December 31, 2008 and 1.09% at June 30, 2008. Merchants recorded a $2.00 million provision for credit losses during the second quarter of 2009, and $2.90 million year to date, compared to $50 thousand and $350 thousand for the second quarter and first six months of last year. The increased provision during the quarter was primarily a result of increased levels of non-performing and classified assets during the quarter combined with net charge-offs and continued economic uncertainty combined with strong loan growth over the first half of the year. All charges recorded during the second quarter were against non-accruing loans. Management considers the balance of the Allowance adequate at June 30, 2009.

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

Market Risk

Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates or prices such as interest rates, foreign currency exchange rates, commodity prices, and equity prices. Merchants’ primary market risk exposure is interest rate risk. An important component of Merchants’ asset and liability management process is the ongoing monitoring and management of this risk, which is governed by established policies that are reviewed and approved annually by Merchants Bank’s Board of Directors. The Investment policy details the types of securities that may be purchased, and establishes portfolio limits and maturity limits for the various sectors. The Investment policy also establishes specific investment quality limits. Merchants Bank’s Board of Directors has established a board level Asset and Liability Committee, which delegates responsibility for carrying out the asset/liability management policies to the management level Asset and Liability Committee (“ALCO”). The ALCO, chaired by the Chief Financial Officer and composed of members of senior management, develops guidelines and strategies impacting Merchants’ asset and liability management related activities based upon estimated market risk sensitivity, policy limits and overall market interest rate levels and trends. The ALCO manages the investment portfolio. As the portfolio has grown, the ALCO has used portfolio diversification as a way to mitigate the risk of being too heavily invested in any single asset class. Merchants continued to work to maximize net interest income while mitigating risk during 2009 through further repositioning of the investment portfolio, selective sales of specific securities, as well as carefully monitoring the overall duration and average life of the portfolio, and monitoring individual securities, among other strategies. Merchants has an outside investment advisory firm which helps it identify opportunities for increased yield, without significantly increasing risk, in the investment portfolio. The firm specializes in stable value and fixed income portfolios, and has a staff of investment professionals who research and track each bond. The ALCO and the investment advisor have frequent conference calls to discuss portfolio activity and to set future strategy. Additionally, any specific bonds or sectors that require additional attention are discussed on these calls.

Merchants holds one bond with a par value of $1.71 million and a book value of $1.35 million that is classified as “sub-prime” and was downgraded below investment grade during 2009. As mentioned previously, Merchants wrote this security down to its estimated fair value during the fourth quarter of 2008 and recorded a pre-tax other than temporary impairment charge of $369 thousand. Although the bond is insured by Ambac, the re-insurer has come under stress in the current economic environment and Ambac has been downgraded, leading to the downgrade in Merchants’ bond. Based on further review and analysis Merchants has determined that the likelihood of any loss in this bond is small, and that the write down taken in the fourth quarter would be more than sufficient to cover any potential loss.

Interest Rate Risk

Interest rate risk is the exposure to a movement in interest rates, which, as described above, affects Merchants’ net interest income. Asset and liability management is governed by policies reviewed and approved annually by Merchants Bank’s Board of Directors. The ALCO meets frequently to review and develop asset/liability management strategies and tactics.

The ALCO is responsible for evaluating and managing the interest rate risk which arises naturally from imbalances in repricing, maturity and cash flow characteristics of Merchants’ assets and liabilities. Techniques used by the ALCO take into consideration the cash flow and repricing attributes of balance sheet and off-balance sheet items and their relation to possible changes in interest rates. The ALCO manages interest rate exposure primarily by using on-balance sheet strategies, generally accomplished through the management of the duration, rate sensitivity and average lives of Merchants’ various investments, and by extending or shortening maturities of borrowed funds, as well as carefully managing and monitoring the pricing of loans and deposits. The ALCO also considers the use of off-balance sheet strategies, such as interest rate caps and floors and interest rate swaps, to help minimize the Company’s exposure to changes in interest rates. By using derivative financial instruments to hedge exposures to changes in interest rates Merchants exposes itself to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes Merchants, which creates credit risk for Merchants. Merchants minimizes the credit risk in derivative instruments by entering into transactions only with high-quality counterparties. The market risk associated with interest-rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.

The ALCO is responsible for ensuring that Merchants Bank’s Board of Directors receives accurate information regarding Merchants’ interest rate risk position at least quarterly. The ALCO uses an outside consultant to perform rate shocks of Merchants’ balance sheet, and to perform a variety of other analyses. The consultant’s most recent review was as of May 31, 2009. The consultant ran a base simulation assuming no changes in rates at the May 31, 2009 review. Additionally, the consultant modeled a 200 basis point rising and, because rates are quite low, a 100 basis point falling interest rate scenario which assume a parallel and pro rata shift of the yield curve over a one-year period.

At May 31, 2009 Merchants’ one-year static gap position was a $228.42 million liability-sensitive position compared to a $148.39 million liability-sensitive position at the end of 2008. The change in the one year static gap position is primarily a result of slower assumed prepayment speeds on residential mortgages and mortgage backed securities than those used for the December model. In the base case model net interest income is projected to trend sideways over the first year as reductions in deposit costs are offset by repricing on the asset side. Margins tighten after year one as the relief on the deposit side subsides. Falling rates, and the resulting flattening yield curve, produce increased net interest income in year one due to immediate relief on the short term funding base. This trend quickly moves downward, and below the base case, due to accelerated prepayment speeds on mortgage based assets repricing into lower yields. If rates rise, margins are projected to move slightly upward over year one. Falling rates, with the resulting flattening yield curve are the worst case scenario for Merchants. Higher absolute rates and a steep yield curve is the best scenario for Merchants.

The change in net interest income for the next twelve months from Merchants’ expected or “most likely” forecast at the May 31, 2009 review is shown in the following table. The degree to which this exposure materializes will depend, in part, on Merchants’ ability to manage deposit rates as interest rates rise or fall.

Rate Change	Percent Change in Net Interest Income
Up 200 basis points	0.30%
Down 100 basis points	0.90%

The analysis discussed above assumes a parallel shift of the yield curve and includes no growth assumptions. Merchants’ consultant also modeled rising interest rates accompanied by a flattening yield curve, which produced increased net interest income for Merchants over the first two years. As mentioned above, a flattening yield curve as rates fall poses the greatest risk to the balance sheet. These types of dynamic analyses give the ALCO a more thorough understanding of how Merchants’ balance sheet will perform in a variety of rate environments.

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

Item 4. Controls and Procedures

The principal executive officer, principal financial officer, and other members of Merchants’ senior management have evaluated Merchants’ disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, Merchants’ principal executive officer and principal financial officer have concluded that the disclosure controls and procedures effectively ensure that information required to be disclosed in Merchants’ filings and submissions with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is accumulated and communicated to Merchants’ management (including the principal executive officer and principal financial officer), and is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. In addition, Merchants has reviewed its internal control over financial reporting and there have been no changes in its internal control over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

MERCHANTS BANCSHARES, INC.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Please read the factors discussed in Part I – Item 1A, “Risk Factors” in Merchants’ Annual Report on Form 10-K for the fiscal year ended December 31, 2008, the discussion contained in “Recent Market Developments” on page 15 of this Form 10-Q, and the risk factors set forth below, which could materially adversely affect Merchants’ business, financial condition and operating results. These risks are not the only ones facing Merchants. Additional risks and uncertainties not currently known to Merchants or that Merchants currently deems to be immaterial also may materially adversely effect Merchants’ business, financial condition and operating results.

Merchants has identified the following additional risk factors based on recent events that may materially adversely affect its business, financial condition and operating results:

•

Merchants’ loans are concentrated in Vermont, and adverse conditions in those markets could adversely affect Merchants’ operations. If real estate values in Merchants’ market decline or become stagnant, or if unemployment rates increase further, all types of business could be adversely affected. At June 30, 2009, approximately 84% of Merchants’ loan portfolio was comprised of residential real estate and commercial real estate and construction loans, exposing Merchants to the risks inherent in financings based upon analyses of credit risk and the value of underlying collateral. Real estate prices in some parts of the country have recently become stagnant or declined and there has been a significant decline in real estate construction and housing starts. These trends could ultimately impact the value and liquidity of the real estate or other collateral securing Merchants’ loans. Merchants’ profitability may be negatively impacted by errors in risk analyses, by loan defaults, and the ability of certain borrowers to repay such loans may be adversely affected by any downturn in general economic conditions.

•

The recent increase in FDIC deposit insurance premiums will increase Merchants’ non-interest expense. On December 16, 2008, the FDIC adopted a final rule, which took effect on January 1, 2009, increasing the deposit insurance assessment rate by seven cents per $100 of deposits. On February 27, 2009, the FDIC adopted another final rule, to take effect on April 1, 2009, that, among other things, changes the way that the FDIC’s assessment system differentiates for risk and makes corresponding changes to assessment rates beginning with the second quarter of 2009. As a result, Merchants’ base assessment rate increased further on April 1, 2009. In addition, the FDIC has imposed a one-time special assessment on June 30, 2009 (which will be collected on September 30, 2009) totaling approximately $625 thousand. The FDIC has indicated that it is possible that there will be another one time assessment during the fourth quarter of 2009, and/or sometime in 2010. The increase in Merchants’ deposit insurance premiums will result in an increase in non-interest expense.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities by the Issuer

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 through April 30	--	--	--	56,525
May 1 through May 31	--	--	--	56,525
June 1 through June 30	--	--	--	56,525
Total	--	--	--	--

In January 2007, the Board approved a stock repurchase program, pursuant to which Merchants may repurchase 200,000 shares of its stock from time to time through January 2008. The Board extended the previously extended program through January 2010 at its January 2009 meeting. Through June 30, 2009, Merchants purchased 143,475 shares of its common stock on the open market under the program at an average per share price of $22.94. Merchants did not purchase any shares during the six months ended June 30, 2009, but purchased 55,800 shares during the first half of 2008 at an average price per share of $23.24.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

Merchants held its Annual Meeting of Shareholders on Tuesday, May 5, 2009, for the purpose of:

•

Electing three directors, Peter A. Bouyea, Michael R. Tuttle and Scott F. Boardman, each to serve for a three-year term expiring on the date of the Annual Meeting of Shareholders in 2012, and until their successors are duly elected and qualified in accordance with Merchants’ Bylaws;

•

Ratifying and approving a technical modification to the number of shares authorized under the Merchants Bancshares, Inc. 2008 Stock Option Plan to clarify that 600,000 shares shall be available for grants.

Shares voted either in person or by proxy totaled 5,479,161, or 90.13% of the shares entitled to vote. The following table sets forth the results of the voting for the directors who were elected:

Name	Votes For	Votes Withheld	% Votes For
Mr. Bouyea	5,376,204	102,957	98.12
Mr. Tuttle	5,407,842	71,319	98.70
Mr. Boardman	4,654,726	824,435	84.95

The following table sets forth the results of the voting for the proposal listed above:

Name	Votes For	Votes Against	Votes Abstained	Broker Non-Votes	% Votes For
Merchants Bancshares, Inc. 2008 Stock Option Plan	4,283,603	102,538	41,775	1,051,245	78.18

Item 5. Other Information

None.

Item 6. Exhibits

(a)  Exhibits:

3.1.1

Certificate of Incorporation, filed April 20, 1987 (Incorporated by reference to Exhibit B to Pre-Effective Amendment No. 1 to Merchants’ Definitive Proxy Statement on Schedule 14A, filed on April 25, 1987   for Merchants’ Annual Meeting of Shareholders held June 2, 1987)

3.1.2	Certificate of Merger, filed June 5, 1987 (Incorporated by reference to Merchants’ Annual Report on Form 10-K for the Year Ended December 31, 2006, filed on March 16, 2007)

3.1.3	Certificate of Amendment, filed May 11, 1988 (Incorporated by reference to Merchants’ Annual Report on Form 10-K for the Year Ended December 31, 2006, filed on March 16, 2007)

3.1.4	Certificate of Amendment, filed April 29, 1991 (Incorporated by reference to Merchants’ Annual Report on Form 10-K for the Year Ended December 31, 2006, filed on March 16, 2007)

3.1.5	Certificate of Amendment, filed August 29, 2006 (Incorporated by reference to Merchants’ Annual Report on Form 10-K for the Year Ended December 31, 2006, filed on March 16, 2007)

3.1.6	Certificate of Amendment, filed August 29, 2006 (Incorporated by reference to Merchants’ Annual Report on Form 10-K for the Year Ended December 31, 2006, filed on March 16, 2007)

3.2	Amended By-Laws of Merchants (Incorporated by reference to Merchants’ Form on 8-K, filed on April 16, 2009)

31.1	Certification of Chief Executive Officer of the Company Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14

31.2	Certification of Chief Financial Officer and Principal Accounting Officer of the Company Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14

32.1	Certification of Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer and Principal Accounting Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

MERCHANTS BANCSHARES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Merchants Bancshares, Inc.

/s/ Michael R. Tuttle
Michael R. Tuttle President & Chief Executive Officer

/s/ Janet P. Spitler
Janet P. Spitler Chief Financial Officer & Treasurer Principal Accounting Officer

August 7, 2009
Date