Form 10-Q
period 2009-09-30
MERCHANTS BANCSHARES INC
filed 2009-11-09
CIK 726517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2009

or

[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	0-11595

Merchants Bancshares, Inc.
(Exact Name Of Registrant As Specified In Its Charter)

Delaware	03-0287342
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

275 Kennedy Drive, South Burlington, Vermont	05403
(Address Of Principal Executive Offices)	(Zip Code)

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
[    ] Yes    [ X ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a nonaccelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ ]	Accelerated Filer [ X ]	Nonaccelerated Filer [ ]	Smaller Reporting Company [ ]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).

[    ] Yes                    [ X ] No

As of October 15, 2009, there were 6,133,158 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

MERCHANTS BANCSHARES, INC.

FORM 10-Q

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.	Interim Consolidated Financial Statements (Unaudited)

	Consolidated Balance Sheets As of September 30, 2009 and December 31, 2008	1

	Consolidated Statements of Income For the three and nine months ended September 30, 2009 and 2008	2

	Consolidated Statements of Comprehensive Income For the three and nine months ended September 30, 2009 and 2008	3

	Consolidated Statements of Cash Flows For the nine months ended September 30, 2009 and 2008	4

	Notes to Interim Consolidated Financial Statements	5 - 14

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14-26
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	26-29
Item 4.	Controls and Procedures	29

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	30
Item 1A.	Risk Factors	30
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31
Item 3.	Defaults upon Senior Securities	31
Item 4.	Submission of Matters to a Vote of Security Holders	31
Item 5.	Other Information	31
Item 6.	Exhibits	32
Signatures		33
Exhibits

MERCHANTS BANCSHARES, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

Merchants Bancshares, Inc.

Consolidated Balance Sheets

(Unaudited)

	(In thousands except share and per share data)		September 30, 2009	December 31, 2008
	ASSETS
	Cash and cash equivalents		$86,557	$36,145
	Federal funds sold and other short-term investments		10,260	111
	Total cash and cash equivalents		96,817	36,256
	Investments:
	Securities available for sale, at fair value		353,842	429,872
	Securities held to maturity (fair value of $1,400 and $1,810)		1,306	1,737
	Total investments		355,148	431,609
	Loans		929,236	847,127
	Less: Allowance for loan losses		11,177	8,894
	Net loans		918,059	838,233
	Federal Home Loan Bank stock		8,630	8,523
	Bank premises and equipment, net		11,847	11,561
	Investment in real estate limited partnerships		4,871	5,364
	Other assets		10,622	9,664
	Total assets		$1,405,994	$1,341,210
	LIABILITIES
	Deposits:
	Demand deposits		$123,756	$117,728
	Savings, NOW and money market accounts		493,766	427,948
	Time deposits $100 thousand and greater		144,532	113,984
	Other time deposits		268,748	271,137
	Total deposits		1,030,802	930,797
	Securities sold under agreements to repurchase and other short-term debt		122,421	124,408
	Securities sold under agreements to repurchase, long-term		54,000	54,000
	Other long-term debt		68,698	118,643
	Junior subordinated debentures issued to unconsolidated subsidiary trust		20,619	20,619
	Other liabilities		19,069	13,046
	Total liabilities		1,315,609	1,261,513
	Commitments and contingencies (Note 7)
	SHAREHOLDERS' EQUITY
	Preferred stock Class A non-voting
	Shares authorized - 200,000, none outstanding		--	--
	Preferred stock Class B voting
	Shares authorized - 1,500,000, none outstanding		--	--
	Common stock, $.01 par value		67	67
	Shares authorized	10,000,000
Issued	As of September 30, 2009 and December 31, 2008	6,651,760
Outstanding	As of September 30, 2009	5,810,804
	As of December 31, 2008	5,737,428
	Capital in excess of par value		36,285	36,862
	Retained earnings		61,473	57,689
	Treasury stock, at cost		(17,925)	(19,853)
	As of September 30, 2009	840,956
	As of December 31, 2008	914,332
	Deferred compensation arrangements		6,112	6,117
	Accumulated other comprehensive income (loss)		4,373	(1,185)
	Total shareholders' equity		90,385	79,697
	Total liabilities and shareholders' equity		$1,405,994	$1,341,210

See accompanying notes to interim consolidated financial statements

Merchants Bancshares, Inc.

Consolidated Statements of Income

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands except per share data)	2009	2008	2009	2008
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$ 12,079	$ 11,875	$ 35,791	$ 34,814
Investment income:
Interest on debt securities	4,458	5,660	14,480	15,677
Dividends	--	50	--	183
Interest on federal funds sold, short term investments and interest bearing deposits	42	32	56	334
Total interest and dividend income	16,579	17,617	50,327	51,008
INTEREST EXPENSE
Savings, NOW and money market accounts	429	1,040	1,492	3,094
Time deposits $100 thousand and greater	541	525	1,888	2,494
Other time deposits	1,265	2,401	4,371	7,272
Other borrowed funds	201	356	333	1,409
Long-term debt	1,447	1,869	4,831	5,185
Total interest expense	3,883	6,191	12,915	19,454
Net interest income	12,696	11,426	37,412	31,554
Provision for credit losses	600	575	3,500	925
Net interest income after provision for credit losses	12,096	10,851	33,912	30,629
NONINTEREST INCOME
Trust company income	441	457	1,255	1,435
Service charges on deposits	1,490	1,354	4,217	4,001
Gain on investment securities, net	261	--	56	82
Equity in losses of real estate limited partnerships	(542)	(463)	(1,466)	(1,387)
Other noninterest income	952	938	2,875	2,703
Total noninterest income	2,602	2,286	6,937	6,834
NONINTEREST EXPENSE
Salaries and wages	3,675	3,541	10,300	9,893
Employee benefits	1,091	967	3,685	2,835
Occupancy expense	894	822	2,680	2,577
Equipment expense	693	660	2,109	1,948
Legal and professional fees	553	629	1,899	1,908
Marketing	363	342	1,142	1,338
State franchise taxes	266	253	866	803
FDIC Insurance	393	111	1,649	161
Other noninterest expense	1,875	1,458	5,350	4,394
Total noninterest expense	9,803	8,783	29,680	25,857
Income before provision for income taxes	4,895	4,354	11,169	11,606
Provision for income taxes	1,181	1,042	2,486	2,753
NET INCOME	$ 3,714	$ 3,312	$ 8,683	$ 8,853

Basic earnings per common share	$ 0.61	$ 0.55	$ 1.42	$ 1.46
Diluted earnings per common share	$ 0.61	$ 0.55	$ 1.42	$ 1.46

See accompanying notes to interim consolidated financial statements

Merchants Bancshares, Inc.

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2009	2008	2009	2008
Net income	$ 3,714	$ 3,312	$ 8,683	$ 8,853
Other comprehensive income, net of tax:
Change in net unrealized (loss) gain on securities available for sale, net of taxes of $1,825, $1,027, $3,092 and $(532)	3,389	1,907	5,743	(988)
Reclassification adjustments for net securities losses (gains) included in net income, net of taxes of $(91), $0, $(19) and $(30)	(170)	--	(37)	(52)
Change in net unrealized loss on interest rate swaps, net of taxes of $(162), $(37), $(43) and $(37)	(301)	(69)	(79)	(69)
Pension liability adjustment, net of taxes of $25, $14, $74 and $42	46	26	138	78
Other comprehensive income (loss)	2,964	1,864	5,765	(1,031)
Comprehensive income	$ 6,678	$ 5,176	$ 14,448	$ 7,822

See accompanying notes to interim consolidated financial statements.

Merchants Bancshares, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

For the nine months ended September 30,	2009	2008
(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 8,683	$ 8,853
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,500	925
Depreciation and amortization	1,124	1,747
Stock option expense	45	22
Net gains on investment securities	(56)	(82)
Net gains on sales of loans	--	(55)
Net gains on sale of premises and equipment	(199)	--
Net gains on sales of other real estate owned	--	(62)
Equity in losses of real estate limited partnerships, net	1,466	1,387
Changes in assets and liabilities:
Decrease (increase) in interest receivable	166	(332)
Decrease (increase) in other assets	433	(787)
(Decrease) increase in interest payable	(369)	152
(Decrease) increase in other liabilities	(3,972)	175
Net cash provided by operating activities	10,821	11,943

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investment securities available for sale	36,222	27,009
Proceeds from maturities of investment securities available for sale	81,633	66,554
Proceeds from maturities of investment securities held to maturity	431	904
Purchases of investment securities available for sale	(27,740)	(169,991)
Loan originations in excess of principal payments	(82,993)	(80,059)
Purchases of Federal Home Loan Bank stock	(107)	(3,289)
Proceeds from sales of loans, net	--	151
Proceeds from sales of premises and equipment	252	2,000
Proceeds from sales of other real estate owned	--	537
Real estate limited partnership investments	(974)	--
Purchases of bank premises and equipment	(1,246)	(1,595)
Net cash provided by (used in) investing activities	5,478	(157,779)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	100,005	82,084
Net (decrease) increase in short-term borrowings	(30,882)	10,594
Proceeds from long-term debt	1,225	82,500
Net decrease in securities sold under agreement to repurchase-short term	28,895	(20,213)
Net increase in securities sold under agreement to repurchase-long term	--	12,500
Principal payments on long-term debt	(51,170)	(26,859)
Cash dividends paid	(4,532)	(4,546)
Purchases of treasury stock	--	(2,013)
Sale of treasury stock	3	5
Increase in deferred compensation arrangements	135	54
Proceeds from exercise of stock options, net of withholding taxes	532	152
Tax benefit from exercise of stock options	51	19
Net cash provided by financing activities	44,262	134,277

Increase (decrease) in cash and cash equivalents	60,561	(11,559)
Cash and cash equivalents beginning of period	36,256	49,820
Cash and cash equivalents end of period	$ 96,817	$ 38,261

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Total interest payments	$ 13,284	$ 19,302
Total income tax payments	2,495	4,150
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Increase in payable for investments purchased	$ 5,466	$ --
Distribution of stock under deferred compensation arrangements	400	349
Distribution of treasury stock in lieu of cash dividend	579	559
Sale Leaseback loan origination	--	3,700

See accompanying notes to interim consolidated financial statements

Notes To Interim Consolidated Financial Statements

See Merchants Bancshares, Inc. (“Merchants”) 2008 Annual Report on Form 10-K for additional information.

Note 1: Financial Statement Presentation

Principles of Consolidation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. All adjustments necessary for a fair presentation of the interim consolidated financial statements of Merchants as of September 30, 2009 and 2008, and for the three and nine months ended September 30, 2009 and 2008 have been included. The information was prepared from the unaudited financial statements of Merchants and its subsidiaries, Merchants Bank (the “Bank”), Merchants Trust Company and MBVT Statutory Trust I. Merchants Bank recently applied for, and received, approval to merge Merchants Trust Company into the Bank. The merger was completed as of September 30, 2009. There will be no effect on the consolidated balance sheet or statement of operations of Merchants. Amounts reported for prior periods are reclassified, where necessary, to be consistent with the current period presentation.

Management’s Use of Estimates in Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of income and expenses during the reporting periods. The most significant estimates include those used in determining the allowance for loan losses, income taxes, interest income recognition on loans and investments and analysis of other-than-temporary impairment of our investment securities portfolio. Operating results in the future may vary from the amounts derived from Management's estimates and assumptions.

Note 2: Investment Securities

Investments in securities are classified as available for sale or held to maturity as of September 30, 2009. The amortized cost and fair values of the securities classified as available for sale and held to maturity as of September 30, 2009 and December 31, 2008 are as follows:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of September 30, 2009
Available for Sale:
U.S. Treasury Obligations	$250	$1	$--	$251
U.S. Agency Obligations (Agencies)	27,015	101	3	27,113
Federal Home Loan Bank (FHLB) Obligations	5,759	356	--	6,115
Residential Real Estate Mortgage-backed Securities (MBS)	219,011	10,814	--	229,825
Commercial Real Estate Mortgage-backed Securities (CMBS)	--	--	--	--
Collateralized Mortgage Obligations agency (Agency CMOs)	73,659	2,854	1	76,512
Collateralized Mortgage Obligations non agency (Non Agency CMOs)	12,586	1	1,723	10,864
Asset Backed Securities (ABS)	3,395	--	233	3,162
	$341,675	$14,127	$1,960	$353,842
Held to Maturity:
MBS	$1,306	$94	$--	$1,400
	$1,306	$94	$--	$1,400

As of December 31, 2008
Available for Sale:
U.S. Treasury Obligations	$250	$4	$--	$254
FHLB Obligations	6,998	103	--	7,101
MBS	274,291	7,304	72	281,523
CMBS	17,357	--	1,214	16,143
Agency CMO's	94,462	1,502	24	95,940
Non-Agency CMO's	28,640	--	3,931	24,709
ABS	4,486	--	284	4,202
	$426,484	$8,913	$5,525	$429,872
Held to Maturity:
MBS	$1,737	$73	$--	$1,810
	$1,737	$73	$--	$1,810

Included in gross unrealized losses at September 30, 2009 are $116 thousand of unrealized losses on other-than-temporarily impaired securities within the ABS portfolio, which are included within accumulated other comprehensive income, net of tax.

The contractual final maturity distribution of the debt securities classified as available for sale and held to maturity as of September 30, 2009, are as follows:

(In thousands)	Within One Year	After One But Within Five Years	After Five But Within Ten Years	After Ten Years	Total
As of September 30, 2009
Available for Sale (at fair value):
U.S. Treasury Obligations	$--	$251	$--	$--	$251
Agencies	--	22,087	5,026	--	27,113
FHLB Obligations	--	6,115	--	--	6,115
MBS	1,563	16,541	30,779	180,942	229,825
CMBS	--	--	--	--	--
Agency CMO's	--	2,871	6,796	66,845	76,512
Non-Agency CMO's	--	--	1,082	9,782	10,864
ABS	--	--	--	3,162	3,162
	$1,563	$47,865	$43,683	$260,731	$353,842
Held to Maturity (at amortized cost):
MBS	3	482	133	688	1,306
	$3	$482	$133	$688	$1,306
As of December 31, 2008
Available for Sale (at fair value):
U.S. Treasury Obligations	$254	$--	$--	$--	$254
FHLB Obligations	--	7,101	--	--	7,101
MBS	3,390	19,215	40,435	218,483	281,523
CMBS	--	--	--	16,143	16,143
Agency CMO's	14	6,163	12,306	77,457	95,940
Non-Agency CMO's	--	--	5,759	18,950	24,709
ABS	--	--	--	4,202	4,202
	$3,658	$32,479	$58,500	$335,235	$429,872
Held to Maturity (at amortized cost):
MBS	2	553	401	781	1,737
	$2	$553	$401	$781	$1,737

Actual maturities will differ from contractual maturities because borrowers may have rights to call or prepay obligations. Maturities of MBSs and CMOs are based on final contractual maturities.

Gross unrealized losses on investment securities available for sale and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position, at September 30, 2009 and December 31, 2008, were as follows:

	Less than 12 months		12 months or more		Total
(In thousands)	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
As of September 30, 2009
U.S. Treasury Obligations	$ --	$ --	$ --	$ --	$ --	$ --
Agencies	4,501	3	--	--	4,501	3
FHLB Obligations	--	--	--	--	--	--
MBS	--	--	--	--	--	--
CMBS	--	--	--	--	--	--
Agency CMO's	639	1	--	--	639	1
Non-Agency CMO's	--	--	10,698	1,723	10,698	1,723
ABS	1,165	116	1,998	117	3,163	233
	$ 6,305	$ 120	$ 12,696	$ 1,840	$ 19,001	$ 1,960
As of December 31, 2008
U.S. Treasury Obligations	$ --	$ --	$ --	$ --	$ --	$ --
FHLB Obligations	--	--	--	--	--	--
MBS	12,307	60	813	12	13,120	72
CMBS	2,661	61	13,483	1,153	16,144	1,214
Agency CMO's	409	--	731	24	1,140	24
Non-Agency CMO's	18,212	3,258	6,495	673	24,707	3,931
ABS	370	1	2,332	283	2,702	284
	$ 33,959	$ 3,380	$ 23,854	$ 2,145	$ 57,813	$ 5,525

There were no securities held to maturity with unrealized losses as of September 30, 2009 and December 31, 2008.

Unrealized losses on investment securities result from the cost basis of the security being higher than its current fair value. These discrepancies generally occur because of changes in interest rates since the time of purchase, or because the credit quality of the issuer has deteriorated. Merchants performs a quarterly analysis of each security in its portfolio to determine if impairment exists, and if it does, whether that impairment is other-than-temporary. Because Merchants does not currently intend to sell any of its temporarily impaired securities, and because it is not more likely than not that Merchants would be required to sell the securities prior to recovery, the impairment is considered temporary.

At September 30, 2009 Merchants had securities with a fair value of $12.70 million that had been impaired for twelve months or longer. Of this total, $10.70 million consists of eight Non-Agency CMOs that have been impaired for twelve months or longer. The total unrealized loss on these securities was $1.72 million as of September 30, 2009. Three of the bonds with a fair value of $1.17 million have unrealized losses totaling $36 thousand. Because of the insignificance of these unrealized losses, Merchants performed no additional analysis on those bonds. One of the eight bonds, with a fair value of $916 thousand, was sold in early October of 2009 for a small gain. For the balance of $8.61 million, Merchants performs monthly and quarterly analysis. Merchants analyzes the underlying loans’ current estimated loan-to-value ratios and performs a variety of cash flow analyses under different elevated loss scenarios to determine what default rate and loss severities would be necessary to produce the first dollar of loss on these bonds. Based on these analyses, Merchants believes that it will recover its amortized cost on these securities.

The balance of $2.00 million consists of two asset backed securities, one of which carries an Agency guarantee. Merchants has performed no further analysis on this bond. The second bond is a private label asset backed security backed by home equity lines. Merchants receives monthly updates on this bond from its investment advisor. The bond carries an AAA rating and has insurance backing from Ambac. Delinquencies on the underlying collateral have been increasing, however, the bond has credit support in excess of the amount of current delinquencies, in addition to the insurance wrap.

Merchants has one additional asset backed security with a current book value of $1.28 million, and a current fair value of $1.16 million on which it booked a pre-tax other-than-temporary-impairment (OTTI) loss of $369 thousand at December 31, 2008. This charge brought the cost basis down to its estimated market value at that date and was included in Merchants’ Statement of Income for the year ended December 31, 2008. Effective April 1, 2009 Merchants adopted Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) 320, “Recognition and Presentation of Other-Than-Temporary Impairment,” and reclassified to Accumulated Other Comprehensive Income $327 thousand (pre-tax), representing the portion of the OTTI charge resulting from factors other than credit. The bond is included with bonds that have been in a continuous unrealized loss position for less than 12 months in the table above, without that charge this bond would also have been included with the securities that have been in a continuous unrealized loss position for twelve months or more. This is the only bond in Merchants’ bond portfolio with subprime exposure; the bond’s market value has been consistently underwater since it was purchased. This bond also has insurance backing from Ambac. Delinquencies on the underlying collateral have been steadily increasing, while the credit support on the bond has been steadily decreasing. Merchants has performed the same analyses on this bond as on its private label CMOs discussed above, and does not consider the additional impairment of this bond other-than-temporary.

As a member of the Federal Home Loan Bank (the “FHLB”) system, Merchants is required to invest in stock of the FHLB of Boston (the “FHLBB”) in an amount determined based on its borrowings from the FHLBB. At September 30, 2009 Merchants’ investment in FHLBB stock totaled $8.63 million. During 2008, due to deterioration in its financial condition, the FHLBB placed a moratorium on redemption of stock in excess of required levels of ownership and suspended payment of quarterly dividends on its stock.

No dividend income on FHLBB stock has been recorded during 2009, and no dividend income on FHLBB stock is expected during 2009. Dividend income totaling $183 thousand was recorded during the first nine months of 2008. FHLBB recently announced a $105.4 million net loss for the third quarter of 2009. The loss was primarily driven by losses due to the OTTI of its investment in private label MBS resulting in a credit loss of $174.2 million at September 30, 2009. Based on current available information Merchants does not believe that its investment in FHLBB stock is impaired. Merchants will continue to monitor its investment in FHLBB stock.

Merchants does not intend to sell the investment securities that are in an unrealized loss position, and it is unlikely that Merchants will be required to sell the investment securities before recovery of their amortized cost bases, which may be maturity.

Note 3: Fair Value of Financial Instruments

Merchants applies the provisions of FASB Accounting Standards Codification Topic 820 (“ASC 820”), “Fair Value Measurements,” for fair value measurement of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. ASC 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Under ASC 820, fair value measurements are not adjusted for transaction costs. ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy under ASC 820 are described below:

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

The table below presents the balance of financial assets and liabilities at September 30, 2009 measured at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
(In thousands) Description	9/30/2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury Obligations	$ 251	$ --	$ 251	$ --
Agencies	27,113	--	27,113	--
FHLB Obligations	6,115	--	6,115	--
MBS	229,825	--	229,825	--
Agency CMO's	76,512	--	76,512	--
Non-Agency CMO's	10,864	--	10,864	--
ABS	3,162	--	3,162	--
Interest rate swaps	(819)	--	(819)	--
Total	$353,023	$ --	$353,023	$ --

Fair values for available for sale securities are estimated by an independent bond pricing service. Where quoted market prices are not available, fair values are estimated by using quoted prices of securities with similar characteristics or by the use of a pricing model. Inputs to the pricing models include recent trades, benchmark interest rates, spreads and actual and projected cash flows.

Certain assets are also measured at fair value on a non-recurring basis. These other financial assets include impaired loans and Other Real Estate Owned (“OREO”). The table below presents the balance of financial assets at September 30, 2009 measured at fair value on a nonrecurring basis:

Fair Value Measurements at Reporting Date Using
(In thousands) Description	9/30/2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
OREO	$ 802	--	--	$ 802
Impaired loans	10,584	--	--	10,584
Total	$ 11,386	$ --	$ --	$ 11,386

In accordance with the provisions of FASB ASC Subtopic 310-10-35, “Accounting by Creditors for Impairment of a Loan – an amendment of FASB Statements No. 5 and 15,” Merchants had collateral dependent impaired loans with a carrying value of approximately $10.58 million which had specific reserves included in the allowance for loan losses of $189 thousand at September 30, 2009.

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

FASB ASC Subtopic 820-10-50, “Disclosures about Fair Value of Financial Instruments,” as amended, requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring or nonrecurring basis. The methodologies for estimating the fair value of financial assets and financial liabilities that are measured at fair value on a recurring or non-recurring basis are discussed above. The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents and the FHLB stock approximate fair value. The methodologies for other financial assets and financial liabilities are discussed below.

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

Interest Rate Swap - The swap is reported at its fair value of $(819) thousand utilizing level 2 inputs from third parties.

Commitments to Extend Credit and Standby Letters of Credit - The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of financial standby letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties. The fair value of commitments to extend credit and standby letters of credit is approximately $43 thousand and $39 thousand as of September 30, 2009 and December 31, 2008, respectively.

The fair value of Merchants’ financial instruments as of September 30, 2009 and December 31, 2008 are summarized in the table below:

	September 30, 2009		December 31, 2008
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Securities available for Sale	$ 353,842	$ 353,842	$ 429,872	$ 429,872
Securities held to maturity	1,306	1,400	1,737	1,810
Loans, net of the Allowance for loan losses	918,059	938,972	838,233	850,686
Accrued interest receivable	4,373	4,373	4,539	4,539
	$ 1,277,580	$ 1,298,587	$ 1,274,381	$ 1,286,907

Deposits	$ 1,030,802	$ 1,033,119	$ 930,797	$ 933,802
Securities sold under agreement to repurchase and other short-term borrowings	122,421	122,421	124,408	124,386
Securities sold under agreement to repurchase and other long-term borrowings	122,698	128,200	172,643	180,030
Junior subordinated debentures issued to unconsolidated subsidiary trust	20,619	17,101	20,619	17,592
Accrued interest payable	1,002	1,002	1,370	1,370
	$ 1,297,542	$ 1,301,843	$ 1,249,837	$ 1,257,180

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

The following table summarizes the components of net periodic benefit costs for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2009	2008	2009	2008
Interest cost	$ 123	$ 115	$ 376	$ 345
Service cost	11	11	39	33
Expected return on Plan assets	(102)	(147)	(282)	(439)
Amortization of net loss	103	40	244	120
Net periodic benefit cost	$ 135	$ 19	$ 377	$ 59

Merchants made a $2.30 million contribution to the Plan during the third quarter of 2009 and a $250 thousand contribution to the Plan during the third quarter of 2008. No other contributions were made during the first nine months of either year.

Merchants' Pension Plan Investment Policy Statement sets forth the investment objectives and constraints of the Plan. The purpose of the policy is to assist the Merchants’ Retirement Plan Committee in effectively supervising, monitoring and evaluating the investments of the Plan.

Note 5: Earnings Per Share

The following table presents reconciliations of the calculations of basic and diluted earnings per common share for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands except per share data)	2009	2008	2009	2008

Net income	$ 3,714	$ 3,312	$ 8,683	$ 8,853
Weighted average common shares outstanding	6,120	6,066	6,094	6,073
Dilutive effect of common stock equivalents	1	7	2	11
Weighted average common and common equivalent	6,121	6,073	6,096	6,084
shares outstanding
Basic earnings per common share	$ 0.61	$ 0.55	$ 1.42	$ 1.46
Diluted earnings per common share	$ 0.61	$ 0.55	$ 1.42	$ 1.46

Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding for the three and nine month periods ended September 30, 2009 and 2008. For the three and nine months ended September 30, 2009 and 2008 there were average stock options outstanding of 10,000 and 10,000, respectively, that were not included in the calculation of earnings per share because they were anti-dilutive.

Note 6: Stock Repurchase Program

In January 2007, Merchants’ Board of Directors (the “Board”) approved a stock repurchase program, pursuant to which Merchants may repurchase 200,000 shares of its stock from time to time through January 2008. The Board extended the previously extended program through January 2010 at its January 2009 meeting. Merchants did not purchase any shares during the nine months ended September 30, 2009, but purchased 84,357 shares during the nine months ended September 30, 2008 at an average price per share of $22.97. Through September 30, 2009, Merchants purchased a total of 143,475 shares of its common stock on the open market under the program at an average per share price of $22.94.

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

Merchants does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are conditional commitments issued by Merchants to guarantee the performance of a customer to a third party. Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit totaled approximately $4.33 million at September 30, 2009 and represent the maximum potential future payments Merchants could be required to make. Typically, these instruments have terms of 12 months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit for on balance sheet instruments. Merchants’ policies governing loan collateral apply to standby letters of credit at the time of credit extension. Loan-to-value ratios are generally consistent with loan-to-value requirements for other commercial loans secured by similar types of collateral. The fair value of Merchants’ standby letters of credit at September 30, 2009 was insignificant.

Merchants is involved in routine legal proceedings that occur in the ordinary course of business, which, in the aggregate, are believed by Management to be immaterial to its financial condition and results of operations.

Note 8: Recent Accounting Pronouncements

Measuring Liabilities at Fair Value: In August 2009, the FASB issued ASU No. 2009-05, “Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value.” This ASU provides amendments for fair value measurements of liabilities. It provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more techniques. ASU No. 2009-05 also clarifies that when estimating a fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. ASU No. 2009-05 is effective for the first reporting period (including interim periods) beginning after issuance or fourth quarter 2009. Effective for financial statements issued on September 30, 2009, the standard did not change the way Merchants determines the fair value of its liabilities.

FASB Accounting Standards Codification™ (ASC or Codification): In June 2009, the FASB issued ASU No. 2009-01 (formerly Statement No. 168), “Topic 105 – Generally Accepted Accounting Principles – The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principals.” The Codification is the single source of authoritative U.S. generally accepted accounting principles (“GAAP”). The Codification is intended to simplify user access to all authoritative GAAP by providing all authoritative literature related to a particular topic in one place and the Codification does not change current GAAP. All existing accounting standard documents are superseded and all other accounting literature not included in the Codification is considered nonauthoritative. The codification is effective for interim or annual reporting periods ending after September 15, 2009. We have made the appropriate changes to GAAP references in our financial statements.

Amendments to FASB Interpretation No. 46(R): In June 2009, the FASB issued Statement No. 167, “Amendments to FASB Interpretation No. 46(R)” (SFAS No. 167). SFAS No. 167 addresses (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” as a result of the elimination of the qualifying special-purpose entity concept in FASB Statement No. 166, “Accounting for Transfers of Financial Assets,” and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. This Statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. Although Merchants is assessing the potential impact of this statement, Merchants does not expect it to have a material impact on its financial condition or results of operations.

Accounting for Transfer of Financial Assets: In June 2009, the FASB issued Statement No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (SFAS No. 166). SFAS No. 166 is intended to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS No. 166 addresses (1) practices that have developed since the issuance of FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” that are not consistent with the original intent and key requirements of that Statement and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors. This Statement is effective as of the beginning of the first annual reporting period that begins after November 15, 2009. Merchants does not expect this Statement to have a material impact on its financial condition or results of operations.

Subsequent Events: In May 2009, the FASB issued ASC 855 (formerly SFAS No. 165), “Subsequent Events.” ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855 is effective for interim or annual periods ending after June 15, 2009. Adoption did not have a material impact on Merchants’ financial condition or results of operations. Merchants has evaluated subsequent events through November 6, 2009, which is the date of the financial statement filing.

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

General

All adjustments necessary for a fair presentation of Merchants’ interim consolidated financial statements as of September 30, 2009, and for the three and nine months ended September 30, 2009 and 2008, have been included. The information was prepared from the unaudited financial statements of Merchants and its subsidiaries, Merchants Bank, Merchants Trust Company and MBVT Statutory Trust I. Merchants Bank recently applied for, and received, approval to merge Merchants Trust Company into the Bank. The merger was completed as of September 30, 2009. There will be no effect on the consolidated balance sheet or statement of operations of Merchants.

Recent Market Developments

Certain segments of the financial services industry are facing unprecedented challenges in the face of the current national and global economic crisis. The global and U.S. economies are experiencing significantly reduced business activity as a result of disruptions in the financial system during the past year, among other things. In some areas, dramatic declines in the housing market, increasing foreclosures and rising unemployment, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. These write-downs have caused many financial institutions to seek additional capital; to merge with larger and stronger institutions; and, in some cases, to fail. The FDIC has closed 115 banks so far in 2009, compared to 25 bank closures for all of 2008. Merchants is fortunate that, to date, the markets it serves have been impacted to a lesser extent than many areas around the country. However, a prolonged recession and persistently adverse economic conditions would likely impact these markets over time, and have a negative impact upon Merchants’ financial condition and performance.

In response to the financial crises affecting the banking system and financial markets, there have been several announcements of Federal programs designed to purchase or insure assets from, provide equity capital to, and guarantee the liquidity of, the industry. On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (the “EESA”) was signed into law. Pursuant to the EESA, the U.S. Treasury was given the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. EESA also immediately increased the FDIC deposit insurance limit from $100,000 to $250,000 through December 31, 2009. On May 19, 2009, Congress extended the $250,000 deposit insurance limit through December 31, 2013.

Results of Operations

Overview

Net income was $3.71 million and $8.68 million for the third quarter and first nine months of 2009, respectively, compared to net income of $3.31 million and $8.85 million for the third quarter and first nine months of 2008, respectively. The return on average assets for the quarter and nine months ended September 30, 2009 was 1.07% and 0.85%, respectively, compared to 1.01% and 0.93% for the quarter and nine months ended September 30, 2008, respectively. The return on average equity for the quarter and nine months ended September 30, 2009 was 17.37% and 13.93%, respectively, compared to 17.98% and 15.66% for the same periods in 2008. The following were the major factors contributing to the results for the quarter ended September 30, 2009, compared to the same period in 2008:

•

Net interest income is setting new records for Merchants. Taxable equivalent net interest income for the third quarter of 2009 was $12.79 million, an increase of $1.34 million, or 11.7% over the same period in 2008. For the nine months ended September 30, 2009 taxable equivalent net interest income was $37.55 million, an increase of $5.94 million, or 18.8% over the same period in 2008.

•

The Provision for credit losses was $600 thousand for the third quarter of 2009, compared to $575 thousand for the third quarter of 2008. Merchants had success in reducing the level of nonperforming loans during the third quarter of 2009, and also booked a small net recovery for the quarter. The year-to-date provision expense was $3.50 million for 2009 compared to $925 thousand for 2008, reflecting year-to-date increases in net charge-offs, classified loans and general economic weakness during 2009.

•

Loans ended the quarter at $929.24 million, an increase of $82.11 million or 9.7%, compared to year-end 2008 balances.

•

Merchants’ investment portfolio decreased to $355.15 million at September 30, 2009 as Merchants has sold approximately $37.73 million of securities during 2009, consisting primarily of commercial mortgage backed securities and non Agency CMOs.

•

Merchants has been successful in growing its deposits; total deposits ended the quarter at $1.03 billion, compared to $931 million at December 31, 2008.

•

Merchants prepaid $9 million in FHLB debt during the third quarter of this year resulting in a $280 thousand prepayment penalty; year to date Merchants has prepaid a total of $27 million in FHLB debt and incurred a total of $584 thousand in prepayment penalties.

Net Interest Income

Merchants’ taxable equivalent net interest income increased $1.34 million, or 11.68%, to $12.79 million for the third quarter of 2009, compared to 2008. Merchants’ net interest margin increased 14 basis points to 3.77% over the same time frame. These increases were driven by a combination of an increase in average interest earning assets, a shift in the make-up of the balance sheet, and lower funding costs during 2009. Merchants’ average interest earning assets increased $90.25 million, or 7.19%, to $1.35 billion for the third quarter of 2009, compared to $1.26 billion for the third quarter of 2008. The yield on average earning assets has decreased to 4.92% for the third quarter of 2009 from 5.59% for the third quarter of 2008. The make-up of those assets has changed over the last year as Merchants has shifted the asset side of the balance sheet away from investments and toward the loan portfolio. Merchants’ average investments for the third quarter of this year decreased by 17.8% to $369.35 million, at an average yield of 4.79%, from $449.60 million, at an average yield of 5.05%, for the third quarter of 2008. At the same time, Merchants’ average loans for the third quarter of this year increased by 15.3% to $922.70 million, at an average yield of 5.23%, from $800.13 million, at an average yield of 5.92%, for the third quarter of 2008. This shift to a higher yielding asset class helped to mitigate the effect of the overall lower interest rate environment, and the large cash position Merchants has accumulated over the last few months. Merchants has worked to shift the funding side of the balance sheet away from wholesale borrowed funds to less expensive deposits and customer repurchase agreements. Merchants’ average interest bearing deposits for the third quarter of this year increased 10.3% to $909.94 million, at an average cost of 0.97%, compared to $824.77 million, at an average cost of 1.91%, for the third quarter of last year. Merchants offers its customers a cash management sweep arrangement that is secured by its investment portfolio by way of an overnight repurchase agreement. These funds are classified as borrowings on Merchants’ balance sheet. Average balances in this funding source increased $36.43 million, or 46.7%, to $114.47 million for the third quarter of 2009, compared to the third quarter of 2008. At the same time Merchants’ long-term debt and long-term repurchase agreements decreased 22.7% to $133.11 million, at an average cost of 3.43%, for the third quarter of 2009 from $172.23 million, at an average cost of 3.63%, for the third quarter of 2008. This decrease is a result of normal monthly amortization, combined with $27 million in prepayments of FHLB long term debt during 2009.

For the nine months ended September 30, 2009 Merchants’ taxable equivalent net interest income increased $5.94 million, or 18.78%, to $37.55 million compared to the first nine months of 2008; and Merchants’ net interest margin increased by 30 basis points to 3.81%. These increases were driven by the same changes that impacted the third quarter of 2009 discussed previously. Merchants’ average earning assets increased $111.26 million, or 9.23% to $1.32 billion for the first nine months of 2009, compared to $1.20 billion for the same period in 2008. The yield on average earning assets has decreased 53 basis points to 5.13% for 2009, compared to 5.66% for 2008. The make-up of the earning asset base has shifted here as well. Average loans were $128.14 million, or 16.7%, higher for the first nine months of 2009, compared to the first nine months of 2008; and average investments for the same period in 2009 were $31.02 million, or 7.3%, lower than for the same time period in 2008. Merchants’ funding base has also changed on a year-to-date basis. Average interest bearing liabilities have increased $99.84 million, or 9.4%, for the first nine months of 2009, compared to the first nine months of 2008. $82.46 million of this increase was in interest bearing deposits, which increased to $881.17 million, at an average cost of 1.18%, from $798.71 million, at an average cost of 2.15%, a 10.3% increase. The balance of the increase was in short-term customer repurchase agreements, which increased 15.1% to $95.19 million, at an average cost of 0.44% for the first nine months of 2009, compared to $82.68 million at an average cost of 2.17% for the first nine months of last year.

Merchants’ net interest margin contracted by four basis points to 3.77% for the third quarter of 2009 from 3.81% for the second quarter of 2009. Net interest income was $382 thousand, or 3.1%, higher for the third quarter compared to the second; average interest bearing assets were $39.34 million, or 3.0%, higher and average interest bearing liabilities were $29.91, or 2.6% higher. At the same time Merchants’ short term cash position more than doubled compared to the second quarter; at an average rate of 0.31% this position creates a drag on the margin. Merchants is working to deploy this cash by purchasing high quality Agency investments, and by paying down FHLB debt. Please see the balance sheet discussion for more information on these changes.

The following table attributes changes in Merchants’ net interest income (on a fully taxable equivalent basis) to changes in either average balances or average rates for the three and nine months ended September 30, 2009. Changes due to both interest rate and volume have been allocated to change due to volume and change due to rate in proportion to the relationship of the absolute dollar amounts of the change in each category:

Analysis of Changes in Fully Taxable Equivalent Net Interest Income

Three Months Ended September 30,
			Increase	Due to
(In thousands)	2009	2008	(Decrease)	Volume	Rate
Fully taxable equivalent interest income:
Loans	$ 12,171	$ 11,900	$ 271	$ 1,731	$ (1,460)
Investments	4,458	5,710	(1,252)	(970)	(282)
Federal funds sold, securities sold under agreements to repurchase and interest bearing deposits with banks	42	32	10	58	(48)
Total interest income	16,671	17,642	(971)	819	(1,790)
Less interest expense:
Savings, money market & NOW accounts	429	1,040	(611)	113	(724)
Time deposits	1,806	2,926	(1,120)	228	(1,348)
Federal funds purchased, Federal Home Loan Bank and other short-term borrowings	--	22	(22)	(9)	(13)
Securities sold under agreements to repurchase and other short-term debt	201	333	(132)	116	(248)
Securities sold under agreement to repurchase, long-term	500	638	(138)	(160)	22
Other long-term debt	649	934	(285)	(174)	(111)
Junior subordinated debt	298	298	--	--	--
Total interest expense	3,883	6,191	(2,308)	114	(2,422)
Net interest income	$ 12,788	$ 11,451	$ 1,337	$ 705	$ 632

Nine Months Ended September 30,
			Increase	Due to
(In thousands)	2009	2008	(Decrease)	Volume	Rate
Fully taxable equivalent interest income:
Loans	$ 35,932	$ 34,876	$ 1,056	$ 5,386	$ (4,330)
Investments	14,480	15,860	(1,380)	(1,159)	(221)
Federal funds sold, securities sold under agreements to repurchase and interest bearing deposits with banks	56	334	(278)	180	(458)
Total interest income	50,468	51,070	(602)	4,407	(5,009)
Less interest expense:
Savings, money market & NOW accounts	1,492	3,094	(1,602)	298	(1,900)
Time deposits	6,259	9,766	(3,507)	904	(4,411)
Federal funds purchased, Federal Home Loan Bank and other short-term borrowings	20	67	(47)	37	(84)
Securities sold under agreements to repurchase and other short-term debt	313	1,342	(1,029)	177	(1,206)
Securities sold under agreement to repurchase, long-term	1,470	1,761	(291)	(288)	(3)
Other long-term debt	2,468	2,531	(63)	296	(359)
Junior subordinated debt	893	893	--	--	--
Total interest expense	12,915	19,454	(6,539)	1,424	(7,963)
Net interest income	$ 37,553	$ 31,616	$ 5,937	$ 2,983	$ 2,954

The following table sets forth certain information regarding net interest margin for the three and nine months ended September 30, 2009 and 2008. For the periods indicated, the total dollar amount of interest income from average earning assets and the resultant yields, as well as the interest expense on average interest bearing liabilities, are expressed both in dollars and rates, and on a tax equivalent basis.

Merchants Bancshares, Inc.

Average Balance Sheets and Average Rates

(Unaudited)

	Three Months Ended
	September 30, 2009			September 30, 2008
(In thousands, fully taxable equivalent)	Average Balance	Interest Income/ Expense	Average Rate	Average Balance	Interest Income/ Expense	Average Rate
ASSETS:
Loans, including fees on loans (a)	$ 922,704	$ 12,171	5.23%	$ 800,126	$ 11,900	5.92%
Investments (b) (c)	369,353	4,458	4.79%	449,597	5,710	5.05%
Federal funds sold, securities purchased under agreements to resell and interest bearing deposits with banks	53,576	42	0.31%	5,664	32	2.22%
Total interest earning assets	1,345,633	$ 16,671	4.92%	1,255,387	$ 17,642	5.59%
Allowance for loan losses	(10,958)			(8,509)
Cash and cash equivalents	25,369			34,347
Bank premises and equipment, net	11,867			10,357
Other assets	22,546			15,441
Total assets	$ 1,394,457			$ 1,307,023

LIABILITIES AND SHAREHOLDERS' EQUITY:
Interest bearing deposits:
Savings, NOW & money market accounts	$ 492,532	$ 429	0.35%	$ 439,427	$ 1,040	0.94%
Time deposits	417,412	1,806	1.72%	385,339	2,926	3.02%
Total interest bearing deposits	909,944	2,235	0.97%	824,766	3,966	1.91%
Federal funds purchased	--	--	--	1,196	6	2.14%
Federal Home Loan Bank and other short-term borrowings	981	--	--	3,566	16	1.82%
Securities sold under agreements to repurchase and other short-term debt	114,466	201	0.70%	78,032	333	1.70%
Securities sold under agreements to repurchase, long-term	54,000	500	3.67%	72,913	638	3.48%
Other long-term debt (d)	79,107	649	3.25%	99,355	934	3.74%
Junior subordinated debentures issued to Unconsolidated subsidiary trust	20,619	298	5.77%	20,619	298	5.77%
Total borrowed funds	269,173	1,648	2.43%	275,681	2,225	3.21%
Total interest bearing liabilities	1,179,117	$ 3,883	1.31%	1,100,447	$ 6,191	2.24%
Noninterest bearing deposits	116,583			122,908
Other liabilities	13,209			9,979
Shareholders' equity	85,548			73,689
Total liabilities and shareholders' equity	$ 1,394,457			$ 1,307,023

Net interest earning assets	$ 166,516			$ 154,940

Net interest income (fully taxable equivalent)		$ 12,788			$ 11,451
Tax equivalent adjustment		(92)			(25)
Net interest income		$ 12,696			$ 11,426

Net interest rate spread			3.61%			3.35%

Net interest margin			3.77%			3.63%

(a)

Includes principal balance of non-accrual loans and fees on loans.

(b)

Available for sale securities are included at fair value, held to maturity securities are included at amortized cost. Includes FHLB stock.

(c)

Tax exempt interest has been converted to a tax equivalent basis using the Federal tax rate of 35%.

(d)

Excludes prepayment penalty of $280 thousand

Merchants Bancshares, Inc.

Average Balance Sheets and Average Rates

(Unaudited)

	Nine Months Ended
	September 30, 2009			September 30, 2008
(In thousands, fully taxable equivalent)	Average Balance	Interest Income/ Expense	Average Rate	Average Balance	Interest Income/ Expense	Average Rate
ASSETS:
Loans, including fees on loans (a)	$ 895,090	$ 35,932	5.37%	$ 766,955	$ 34,876	6.07%
Investments (b) (c)	393,585	14,480	4.92%	424,604	15,860	4.99%
Federal funds sold, securities purchased under agreements to resell and interest bearing deposits with banks	27,421	56	0.27%	13,281	334	3.36%
Total interest earning assets	1,316,096	$ 50,468	5.13%	1,204,840	$ 51,070	5.66%
Allowance for loan losses	(10,066)			(8,354)
Cash and cash equivalents	25,281			34,606
Bank premises and equipment, net	11,740			11,320
Other assets	21,103			20,189
Total assets	$ 1,364,154			$ 1,262,601

LIABILITIES AND SHAREHOLDERS' EQUITY:
Interest bearing deposits:
Savings, NOW & Money Market accounts	$ 471,555	$ 1,492	0.42%	$ 426,524	$ 3,094	0.97%
Time deposits	409,617	6,259	2.04%	372,189	9,766	3.51%
Total interest bearing deposits	881,172	7,751	1.18%	798,713	12,860	2.15%
Federal funds purchased	381	1	0.46%	1,559	26	2.21%
Federal Home Loan Bank and other short-term borrowings	8,744	19	0.29%	2,670	41	2.08%
Securities sold under agreement to repurchase and other short term debt	95,188	313	0.44%	82,684	1,342	2.17%
Securities sold under agreement to repurchase, long term	54,000	1,470	3.64%	64,748	1,761	3.63%
Other long-term debt (d)	96,340	2,468	3.43%	85,613	2,531	3.95%
Junior subordinated debentures issued to Unconsolidated subsidiary trust	20,619	893	5.77%	20,619	893	5.77%
Total borrowed funds	275,272	5,164	2.51%	257,893	6,594	3.42%
Total interest bearing liabilities	1,156,444	$ 12,915	1.49%	1,056,606	$ 19,454	2.46%
Noninterest bearing deposits	111,089			117,538
Other liabilities	13,502			13,092
Shareholders' equity	83,119			75,365
Total liabilities and shareholders' equity	$ 1,364,154			$ 1,262,601

Net interest earning assets	$ 159,652			$ 148,234

Net interest income (fully taxable equivalent)		$ 37,553			$ 31,616
Tax equivalent adjustment		(141)			(62)
Net interest income		$ 37,412			$ 31,554

Net interest rate spread			3.64%			3.20%

Net interest margin			3.81%			3.51%

(a)

Includes principal balance of non-accrual loans and fees on loans.

(b)

Available for sale securities are included at fair value, held to maturity securities are included at amortized cost. Includes FHLB stock.

(c)

Tax exempt interest has been converted to a tax equivalent basis using the Federal tax rate of 35%.

(d)

Excludes prepayment penalty of $584 thousand

Provision for Credit Losses: Merchants recorded a $600 thousand provision for credit losses during the third quarter of 2009 and $3.50 million year-to-date, compared to $575 thousand and $925 thousand for the third quarter and first nine months of 2008, respectively. The increase in the year-to-date provision compared to 2008 is a result of increased levels of classified loans when compared to year-end balances, and year-to-date net charge-offs; combined with continued economic uncertainty as well as strong loan growth during 2009. The provision for the third quarter of 2009 was $25 thousand more than the same period in 2008, but was $1.40 million lower than the previous quarter of the current year. The decrease from the second quarter to the third quarter of 2009 is primarily a result of decreased levels of nonperforming and classified assets, combined with a small net recovery for the third quarter of 2009. The allowance for loan losses was $11.18 million, 1.20% of total loans and 106% of nonperforming loans at September 30, 2009, compared to $8.89 million, 1.05% of total loans and 76% of nonperforming loans at December 31, 2008. Nonperforming loans decreased to $10.58 million at September 30, 2009 from $11.64 million at December 31, 2008. Approximately 65% of nonaccruing loans are concentrated in six relationships. Additionally, approximately $970 thousand of the loans in nonperforming status carry some form of government guarantee. Gross loans ended the third quarter of 2009 at $929.24 million, a $82.11 million, or 9.7%, increase over year-end 2008 balances. Merchants recorded net charge-offs of $884 thousand for the first nine months of 2009 and recorded net charge-offs of $582 thousand for the same period in 2008. All of these factors are taken into consideration during Management’s quarterly review of the Allowance for credit losses (the “Allowance”) which Management continues to deem reasonable at September 30, 2009. See the discussion of Nonperforming Assets and the Allowance on pages 24-26 for additional information on the provision, the Allowance and the allowance for loan losses.

Noninterest Income: Total noninterest income increased to $2.60 million for the third quarter of 2009 from $2.29 million for the third quarter of 2008, and increased to $6.94 million for the first nine months of this year from $6.83 million for the same period last year. Excluding net gains on security sales, noninterest income increased slightly to $2.34 million for the third quarter of 2009 from $2.29 million for the same period last year, and increased to $6.88 million for the first nine months of 2009, compared to $6.75 million for the same period in 2008. Although the value of Trust Company assets under management has rebounded during 2009, values have not returned to their early 2008 levels and as a result Trust Company income has continued to decrease during 2009 compared to 2008.

Noninterest Expense: Total noninterest expense increased 11.6% to $9.80 million for the third quarter of 2009 from $8.78 million for the third quarter of 2008; and increased $3.82 million to $29.68 million for the first nine months of 2009, compared to the same period in 2008. There are several reasons for this increase:

•

Salaries and wages increased to $3.68 million, or 3.8%, for the third quarter of this year, compared to $3.54 million for the same period last year, and increased to $10.30 million, or 4.1%, for the first nine months of 2009, compared to $9.89 million for the same period in 2008. Normal pay increases combined with additional staff hired in the corporate banking, government banking and trust areas contributed to the increase over the prior periods.

•

Employee benefits increased $124 thousand, or 12.8%, to $1.09 million for the third quarter of 2009 compared to the third quarter of 2008, and increased $850 thousand, or 30.0%, to $3.69 million compared to $2.84 million for the first nine months of this year compared to the first nine months of last year. The largest year-over-year increases were in health insurance costs, which increased $363 thousand, or 25.4% for the first nine months of 2009 compared to the same period in 2008; and pension plan expenses, which increased $318 thousand, or 535.6% for the first nine months of 2009 compared to the first nine months in 2008. The increases in the remaining categories are directly related to increases in salaries.

•

Merchants’ total FDIC insurance expense for the third quarter of 2009 increased to $393 thousand from $111 thousand for the third quarter of 2008, and increased to $1.65 million for the first nine months of 2009 from $161 thousand for the first nine months of last year. Merchants recorded a $630 thousand expense related to the FDIC’s special assessment during the second quarter of 2009. Additionally, Merchants’ “regular” FDIC insurance assessment, excluding the special assessment, increased $282 thousand to $393 thousand for the third quarter of 2009 compared to $111 thousand for the third quarter of 2008, and increased $858 thousand to $1.02 million from $161 thousand for the first nine months of 2009, compared to the first nine months of 2008, due to both an increase in the FDIC’s assessment rates and an increase in deposits.

•

Other noninterest expense increased $417 thousand, or 28.6%, to $1.88 million from $1.46 million for the third quarter of 2009, compared to the third quarter of 2008, and increased $956 thousand, or 21.8%, to $5.35 million from $4.39 million for the first nine months of 2009, compared to the same period in 2008. There were a number of reasons for this increase. Merchants prepaid $9 million in FHLB debt during the third quarter of 2009, resulting in a $280 thousand prepayment penalty; year-to-date Merchants has prepaid a total of $27 million in FHLB debt and incurred a total of $584 thousand in prepayment penalties, which are included in other noninterest expenses. Merchants has incurred expenses during 2009 related to its portfolio of problem loans and OREO. Those expenses totaled $87 thousand for the third quarter of 2009 and $305 thousand for the first nine months of 2009, compared to an expense recovery of $33 thousand for the third quarter of 2008, and a total expense recovery of $19 thousand for the first nine months of 2008. Additionally, Merchants’ correspondent bank service charges have increased to $103 thousand for the third quarter of 2009, compared to $71 thousand for the same period last year, and $325 thousand for the first nine months of 2009 compared to $166 thousand for the same period in 2008. The large increases are a result of the current low interest rate environment and increased fees being passed on to Merchants by its primary correspondent bank.

Balance Sheet Analysis

Merchants’ quarterly average loans were $922.70 million, an increase of $97.31 million, or 11.8% over the fourth quarter of 2008, and were $26.72 million, or 3.0% higher on a linked quarter basis. Loans ended the third quarter of 2009 at $929.24 million, an increase of $82.11 million over December 31, 2008 ending balances of $847.13 million. Loan growth has generally been strong during 2009. Merchants hired three experienced municipal loan officers, and as a result has experienced significant growth in its municipal loan portfolio as shown in the table below. The municipal loan category has increased to $40.79 million at September 30, 2009 from $2.77 million at the end of 2008.

Balances of real estate construction loans decreased to $28.89 million at September 30, 2009 from $40.36 million at December 31, 2008. The primary reason for the significant decrease from December 31, 2008 was the completion of a large multi-family rental project during the second quarter of this year.

The following table summarizes the components of Merchants’ loan portfolio as of the periods indicated:

(In thousands)	September 30, 2009	June 30, 2009	December 31, 2008
Commercial, financial and agricultural	$ 122,104	$ 127,341	$ 126,266
Municipal loans	40,793	7,690	2,766
Real estate loans – residential	434,757	436,423	395,834
Real estate loans – commercial	294,318	291,321	273,526
Real estate loans – construction	28,886	24,555	40,357
Installment loans	7,572	7,834	7,670
All other loans	806	923	708
Total loans	$ 929,236	$ 896,087	$ 847,127

Merchants’ investment portfolio totaled $355.15 million at September 30, 2009, a decrease of $76.46 million, or 17.7%, from December 31, 2008 ending balances of $431.61 million. Merchants has been working to decrease its credit exposure in the non-Agency sector of the investment portfolio. During the third quarter of 2009 Merchants sold its entire portfolio of Commercial mortgage backed securities, and several of its non-Agency CMOs; the book value of the bonds sold was $25 million. Merchants recognized a net gain on the sale of $261 thousand. Merchants has been reinvesting in the investment portfolio, but has found it challenging to find high quality Agency backed investments at an acceptable yield in the current environment.

Merchants’ investment portfolio at September 30, 2009, including both held-to-maturity and available-for-sale securities, consisted of the following:

(In thousands)	Amortized Cost	Fair Value
U.S. Treasury Obligations	$ 250	$ 251
Agencies	27,015	27,113
FHLB Obligations	5,759	6,115
Agency MBS	220,317	231,225
Agency CMO	73,659	76,512
Non-Agency CMO	12,586	10,864
Asset Backed Securities	3,395	3,162
Total invesments	$ 342,981	$ 355,242

Agency MBS and Agency CMO consist of pools of residential mortgages which are guaranteed by the Federal National Mortgage Association (“FNMA”), Federal Home Loan Mortgage Association (“FHLMC”) or Government National Mortgage Association (“GNMA”) with various origination dates and maturities. The non-Agency CMO portfolio consists of eight bonds. One of those, with a book value of $916 thousand, was sold for a small gain in early October of 2009. Three of the bonds, with a book value of $1.21 million, have a combined loss of $36 thousand. Management has performed analysis on the remaining four bonds. Merchants’ investment advisor has assisted Management in running various cash flow analyses on the bonds to determine the likelihood of a principal loss in the future. In all cases the likelihood of a loss was determined to be remote. The ABS portfolio consists of three bonds, one of which, with a book value of $357 thousand and a current market value of $321 thousand, carries an Agency guarantee. The other two bonds have insurance backing from Ambac. One of them, with a book value of $1.28 million, and a current market value of $1.16 million was written down by $369 thousand to its estimated fair value during the fourth quarter of 2008. Both of the bonds carry credit support in excess of their current delinquencies, but the delinquencies on both bonds have been steadily increasing. Merchants has also run various cash flow analyses on these bonds to determine the likelihood of a principal loss in the future. Merchants is also closely tracking the performance of the underlying collateral on the non-Agency portion of the portfolio, and has performed analysis on borrower profiles and on the current loan-to-value percentages (“LTVs”).

Merchants has no corporate debt exposure on its books, including any perpetual preferred stock issued by FNMA or FHLMC, nor any interests in pooled trust preferred securities. Merchants has started to reinvest in the investment portfolio and purchased securities totaling $26.98 million during the third quarter of 2009. All securities purchased were Agency issues with maturities of four years or less.

Current market conditions are difficult. Merchants does not currently intend to sell its temporarily impaired securities, and because it is not more likely than not that Merchants would be required to sell the securities prior to recovery, the impairment is considered temporary. If conditions worsen, the fair market value of Merchants’ investment portfolio could be adversely affected and it is possible that certain unrealized losses could be designated as other-than-temporary in future periods.

Deposits have grown in 2009 as customers and new relationships have sought the security of a bank with which they are familiar. Quarterly average deposits for the third quarter of 2009 were $1.03 billion, an increase of $78.85 million, or 8.3%, over the same quarter of 2008. Deposits ended the third quarter of 2009 at $1.03 billion, an increase of $100.00 million over year-end 2008 balances of $930.80 million. Approximately $24.20 million of the new deposit growth is attributable to Merchants’ new government banking group. Merchants has hired three experienced government banking officers, who provide depository, lending and other banking services to municipalities, school districts and other governmental authorities or agencies in Merchants’ service area. Merchants’ time deposits grew $28.16 million to $413.28 million at September 30, 2009, compared to $385.12 million at December 31, 2008. Merchants’ Savings, NOW and money market balances increased $65.82 million to $493.77 million, compared to $427.95 million at year-end 2008 while demand deposits increased $6.03 million over the same time period. As of September 30, 2009, $30.61 million in deposits have moved off balance sheet into the Certificate of Deposit Account Registry Service (“CDARS”) which has attracted some larger dollar relationships looking for both a higher yield and full insurance coverage for larger CD balances.

The combination of the growth in deposits discussed above along with previously mentioned decreases in the investment portfolio allowed Merchants to reduce its short-term borrowed funds position to zero at September 30, 2009 from $28 million at December 31, 2008, while also paying down its long-term debt position by $49.95 million. This decrease includes the $27 million year-to-date prepayment of FHLB debt discussed previously. Merchants also experienced an increase in its cash management sweep balances to $121.30 million at September 30, 2009 from $92.41 million at year-end 2008. Of the cash management sweep balances, $45.28 million are attributable to the municipal banking space. These balances, along with Treasury, Tax & Loan balances and short-term borrowed funds, are included with Securities sold under agreements to repurchase and other short-term debt on the accompanying consolidated balance sheet. Additional excess funds that were not absorbed by the loan portfolio or redeployed into the investment portfolio were left on deposit with the Federal Reserve Bank (“FRB”) where they earned interest at the Federal funds rate.

On December 15, 2004, Merchants closed its private placement of an aggregate of $20 million of trust preferred securities. The placement occurred through a newly formed Delaware statutory trust affiliate of Merchants, MBVT Statutory Trust I (“Trust”) as part of a pooled trust preferred program. The Trust was formed for the sole purpose of issuing capital securities; these securities are non-voting. Merchants owns all of the common securities of the Trust. The proceeds from the sale of the capital securities were loaned to Merchants under subordinated debentures issued to the Trust. The debentures are the only asset of the Trust and payments under the debentures are the sole revenue of the Trust. Merchants’ primary source of funds to pay interest on the debentures held by the Trust is current dividends from its subsidiary, Merchants Bank. Accordingly, Merchants’ ability to service the debentures is dependent upon the continued ability of Merchants Bank to pay dividends to Merchants.

These hybrid securities qualify as regulatory capital for Merchants, up to certain regulatory limits. At the same time they are considered debt for tax purposes, and as such, interest payments are fully deductible. The trust preferred securities bear interest for five years at a fixed rate of 5.95%, and after five years, the rate adjusts quarterly at a fixed spread over three month LIBOR.

During July 2008, Merchants entered into a three-year forward interest rate swap arrangement for $10 million of its $20 million trust preferred issuance which changes to a floating rate in December 2009. The swap fixes the interest rate at 6.50% for the three year term of the swap. Merchants entered into a swap for the balance of the trust preferred issuance in March of 2009 and fixed the rate at 5.23% for seven years. Merchants’ blended cost of the trust preferred issuance beginning in December 2009 will be 5.87% for a five-year average term. The trust preferred securities mature on December 31, 2034, and are redeemable without penalty at Merchants’ option, subject to prior approval by the FRB, beginning after five years from issuance.

In the ordinary course of business, Merchants makes commitments for possible future extensions of credit. At September 30, 2009, Merchants was obligated to fund $4.33 million of standby letters of credit. No losses are anticipated in connection with these commitments.

Income Taxes

Merchants and its subsidiaries are taxed on income at the Federal level by the Internal Revenue Service. Total income tax expense was $1.18 million for the third quarter of 2009, compared to $1.04 million for the same period in 2008. Merchants recognized favorable tax benefits from federal affordable housing tax credits and historic rehabilitation credits of $1.35 million for the first nine months of 2009 and $1.30 million for the first nine months of 2008. Merchants’ statutory tax rate was 35% for all periods. The recognition of affordable housing and rehabilitation tax credits is the principal reason for Merchants’ effective tax rate of 24.13% and 22.26% for the three and nine months ended September 30, 2009, respectively, and 23.93% and 23.72% for the same periods in 2008, respectively.

Liquidity and Capital Resources

Merchants’ liquidity is monitored by the Asset and Liability Committee (“ALCO”) of Merchants Bank’s Board of Directors, based upon Merchants Bank policies. Merchants has an overnight line of credit with the FHLBB of $5 million and an estimated additional borrowing capacity with the FHLBB of $121.93 million. During 2008 the FHLBB announced it suspended its quarterly dividend indefinitely. Although Merchants does not expect that this funding source will become unavailable, Merchants has ensured that it has other sources of readily available funds. Merchants has established a borrowing facility with the FRB which will enable Merchants to borrow at the discount window. Additionally, Merchants has $44 million in available federal funds lines of credit at September 30, 2009 and the ability to borrow through the use of repurchase agreements, collateralized by Merchants’ investments, with certain approved counterparties. Merchants’ investment portfolio, which is managed by the ALCO, has a book value of $355.15 million at September 30, 2009, of which $216.30 million was pledged. The portfolio is a reliable source of cash flow for Merchants. Merchants is closely monitoring its short term cash position in the current uncertain economic environment. Any excess funds are either left on deposit at the FRB, or are in a fully insured account with one of Merchants’ correspondent banks.

In January 2007, the Board approved a stock repurchase program, pursuant to which Merchants may repurchase 200,000 shares of its stock from time to time through January 2008. The Board extended the previously extended program through January 2010 at its January 2009 meeting. Through September 30, 2009, Merchants purchased 143,475 shares of its common stock on the open market under the program at an average per share price of $22.94. Merchants did not purchase any shares during the nine months ended September 30, 2009, but purchased 84,357 shares during the first nine months of 2008 at an average price per share of $22.97.

As of September 30, 2009, Merchants exceeded all current applicable regulatory capital requirements. Merchants continues to be considered well capitalized under current applicable regulations, however Merchants’ regulatory capital ratios have decreased over the last year as Merchants’ balance sheet has grown more rapidly than its capital position. The shifting mix of the balance sheet has emphasized loan and deposit growth while decreasing both the investment portfolio and Merchants’ wholesale funding position. This change in asset and liability mix has helped to minimize the impact of loan and deposit growth on capital ratios. Merchants’ tangible equity ratio at September 30, 2009 was 6.43%, compared to 5.83% at September 30, 2008. The following table represents the actual capital ratios and capital adequacy requirements for Merchants as of September 30, 2009 and 2008:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(In thousands)	Amount	Percent	Amount	Percent	Amount	Percent
As of September 30, 2009
Tier 1 leverage capital (1)	$ 106,012	7.60%	$ 55,778	4.00%	$ 69,723	5.00%
Tier 1 risk-based capital (1)	106,012	13.04%	32,528	4.00%	48,792	6.00%
Total risk-based capital (1)	116,199	14.29%	65,056	8.00%	81,319	10.00%
Tangible Capital	90,385	6.43%	N/A	N/A	N/A	N/A

As of September 30, 2008
Tier 1 leverage capital (1)	$ 98,020	7.50%	$ 52,281	4.00%	$ 65,351	5.00%
Tier 1 risk-based capital (1)	98,020	12.22%	32,089	4.00%	48,134	6.00%
Total risk-based capital (1)	106,713	13.30%	64,178	8.00%	80,223	10.00%
Tangible Capital	76,821	5.83%	N/A	N/A	N/A	N/A

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

The following table summarizes Merchants’ nonperforming assets at the dates indicated:

(In thousands)	September 30, 2009	June 30, 2009	December 31, 2008	September 30, 2008
Nonaccrual loans	$ 10,484	$ 13,393	$ 11,476	$ 11,380
Loans past due 90 days or more and still accruing interest	--	155	57	100
Troubled debt restructurings	100	102	110	114
Total nonperforming loans (NPL)	10,584	13,650	11,643	11,594
Other Real Estate Owned (OREO)	802	802	802	-
Total nonperforming assets (NPA)	$ 11,386	$ 14,452	$ 12,445	$ 11,594

Nonperforming assets decreased $1.06 million to $11.39 million at September 30, 2009 from $12.45 million at December 31, 2008 and decreased $208 thousand from $11.59 million at September 30, 2008. During the first nine months of 2009, Management has reduced loans that were in nonaccrual status as of December 31, 2008 by approximately 62%, primarily through contractual payments, and borrowers refinancing their obligations with other financial institutions. This progress was offset to a large extent by Management’s decision to place a number of additional commercial relationships into nonaccruing status during 2009. Some nonaccrual loans remain current on payments, but the longer-term prognosis for full repayment remains questionable. There were some relationships that reached maturity during 2009 and the borrowers were not able to refinance the outstanding balance or sell assets to retire the obligation as scheduled. Of the total nonperforming loans, approximately $970 thousand carry some form of government guarantee. Excluded from the balances above are Merchants’ loans that are 30-89 days past due; these loans are not necessarily considered classified or impaired. Loans past due 30-89 days totaled $760 thousand, or 0.08% of total loans, at September 30, 2009, compared to $1.34 million, or 0.16% of total loans, at December 31, 2008 and $1.49 million, or 0.18% of total loans, at September 30, 2008. Merchants’ residential portfolio continues to perform well, even under current economic conditions. Total past due plus nonperforming loans total 42 basis points of the residential portfolio.

Loans, including impaired loans, are generally classified as nonaccrual if they are past due as to maturity or payment of principal or interest for a period of more than 90 days, unless such loans are well-collateralized and in the process of collection. If a loan or a portion of a loan is internally classified as doubtful or is partially charged-off, the loan is classified as nonaccrual. Loans that are on a current payment status or past due less than 90 days may also be classified as nonaccrual if repayment in full of principal and/or interest is in doubt. Loans deemed impaired at September 30, 2009 totaled $10.58 million, all of which are included as nonperforming loans in the table above. Impaired loans at September 30, 2009 reflect a net decrease of $1.06 million since December 31, 2008.

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

Performing classified loans totaled approximately $36.63 million as of September 30, 2009, compared to $13.74 million as of December 31, 2008. The listing of internally classified commercial borrowers at September 30, 2009 includes borrowers operating in a variety of different industries. One relationship exposure comprises approximately 43% of the performing classified loan total. This loan plus two others comprise 68% of total classified loans at September 30, 2009. Beyond these loans, there are no other significant concentrations of internally classified loans to any one borrower.

Concentrations by collateral exposure are monitored as part of Merchants’ risk management process as well. Of the performing internally classified loans at September 30, 2009, 43% are attributable to the development of a large-scale multi-family apartment project where payment will be derived from future rental income associated with active and on-going lease-up activity. Owner-occupied commercial real estate secures 25% of the performing classified loans and another 19% is attributable to commercial borrowers in a variety of industries. The remaining 13% is predominately non-owner-occupied commercial rental exposure.

Merchants’ management monitors asset quality on a continuous basis.

The following table reflects Merchants’ nonperforming asset and coverage ratios as of the dates indicated:

	September 30, 2009	June 30, 2009	December 31, 2008	September 30, 2008
NPL to total loans	1.14%	1.52%	1.37%	1.42%
NPA to total assets	0.81%	1.07%	0.93%	0.88%
Allowance for loan losses to total loans	1.20%	1.18%	1.05%	1.03%
Allowance for loan losses to NPL	106%	78%	76%	72%

The following table summarizes year-to-date activity in Merchants’ Allowance through the dates indicated:

(In thousands)	September 30, 2009	June 30, 2009	December 31, 2008	September 30, 2008
Balance, beginning of year	$ 9,311	$ 9,311	$ 8,350	$ 8,350
Charge-offs :
Commercial, lease financing and all other	(545)	(523)	(16)	(16)
Real estate – construction	--	--	(637)	(637)
Real estate – mortgage	(462)	(462)	(28)	--
Installment and other consumer	(5)	(1)	--	--
Total charge-offs	(1,012)	(986)	(681)	(653)
Recoveries:
Commercial, lease financing and all other	110	7	60	61
Real estate – mortgage	18	--	57	10
Installment and other consumer	--	--	--	--
Total recoveries	128	7	117	71
Net (charge-offs) recoveries	(884)	(979)	(564)	(582)
Provision for credit losses	3,500	2,900	1,525	925
Balance end of period	$ 11,927	$ 11,232	$ 9,311	$ 8,693

Components:
Allowance for loan losses	$ 11,177	$ 10,605	$ 8,894	$ 8,367
Reserve for undisbursed lines of credit	750	627	417	326
Allowance for Credit Losses	$ 11,927	$ 11,232	$ 9,311	$ 8,693

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

The allowance for loan losses as a percentage of total loans as of September 30, 2009 increased to 1.20% compared to 1.05% at December 31, 2008 and 1.03% at September 30, 2008. Merchants recorded a $600 thousand provision for credit losses during the third quarter of 2009, and $3.50 million year to date, compared to $575 thousand and $925 thousand for the third quarter and first nine months of last year, respectively. Management considers the balance of the Allowance adequate at September 30, 2009.

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

Market Risk

Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates or prices such as interest rates, foreign currency exchange rates, commodity prices, and equity prices. Merchants’ primary market risk exposure is interest rate risk. An important component of Merchants’ asset and liability management process is the ongoing monitoring and management of this risk, which is governed by established policies that are reviewed and approved annually by Merchants Bank’s Board of Directors. The Investment policy details the types of securities that may be purchased, and establishes portfolio limits and maturity limits for the various sectors. The Investment policy also establishes specific investment quality limits. Merchants Bank’s Board of Directors has established a board level Asset and Liability Committee, which delegates responsibility for carrying out the asset/liability management policies to the management level ALCO. The ALCO, chaired by the Chief Financial Officer and composed of members of senior management, develops guidelines and strategies impacting Merchants’ asset and liability management related activities based upon estimated market risk sensitivity, policy limits and overall market interest rate levels and trends. The ALCO manages the investment portfolio. As the portfolio has grown, the ALCO has used portfolio diversification as a way to mitigate the risk of being too heavily invested in any single asset class. Merchants continued to work to maximize net interest income while mitigating risk during 2009 through further repositioning of the investment portfolio, selective sales of specific securities, as well as carefully monitoring the overall duration and average life of the portfolio, and monitoring individual securities, among other strategies. Merchants has an outside investment advisory firm which helps it identify opportunities for increased yield, without significantly increasing risk, in the investment portfolio. The firm specializes in stable value and fixed income portfolios, and has a staff of investment professionals who research and track each bond. The ALCO and the investment advisor have frequent conference calls to discuss portfolio activity and to set future strategy. Additionally, any specific bonds or sectors that require additional attention are discussed on these calls.

Merchants holds one bond with a fair value of $1.16 million and a book value of $1.28 million that is classified as “subprime” and was downgraded below investment grade during 2009. As mentioned previously, Merchants wrote this security down to its estimated fair value during the fourth quarter of 2008 and recorded a pretax other-than-temporary impairment charge of $369 thousand. Although the bond is insured by Ambac, the re-insurer has come under stress in the current economic environment and Ambac has been downgraded, leading to the downgrade in Merchants’ bond. Based on further review and analysis Merchants has determined that the likelihood of any loss in this bond is small, and that the write down taken in the fourth quarter would be more than sufficient to cover any potential loss.

Interest Rate Risk

Interest rate risk is the exposure to a movement in interest rates, which, as described above, affects Merchants’ net interest income. Asset and liability management is governed by policies reviewed and approved annually by Merchants Bank’s Board of Directors. The ALCO meets frequently to review and develop asset/liability management strategies and tactics.

The ALCO is responsible for evaluating and managing the interest rate risk which arises naturally from imbalances in repricing, maturity and cash flow characteristics of Merchants’ assets and liabilities. Techniques used by the ALCO take into consideration the cash flow and repricing attributes of balance sheet and off-balance sheet items and their relation to possible changes in interest rates. The ALCO manages interest rate exposure primarily by using on-balance sheet strategies, generally accomplished through the management of the duration, rate sensitivity and average lives of Merchants’ various investments, and by extending or shortening maturities of borrowed funds, as well as carefully managing and monitoring the pricing of loans and deposits. The ALCO also considers the use of off-balance sheet strategies, such as interest rate caps and floors and interest rate swaps, to help minimize Merchants’ exposure to changes in interest rates. By using derivative financial instruments to hedge exposures to changes in interest rates Merchants exposes itself to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes Merchants, which creates credit risk for Merchants. Merchants minimizes the credit risk in derivative instruments by entering into transactions only with high-quality counterparties. The market risk associated with interest rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.

The ALCO is responsible for ensuring that Merchants Bank’s Board of Directors receives accurate information regarding Merchants’ interest rate risk position at least quarterly. The ALCO uses an outside consultant to perform rate shocks of Merchants’ balance sheet, and to perform a variety of other analyses. The consultant’s most recent review was as of August 31, 2009. The consultant ran a base simulation assuming no changes in rates at the August 31, 2009 review. Additionally, the consultant modeled a 200 basis point rising and, because rates are quite low, a 100 basis point falling interest rate scenario which assume a parallel and pro rata shift of the yield curve over a one-year period.

At August 31, 2009 Merchants’ one-year static gap position was a $213.64 million liability-sensitive position compared to a $148.39 million liability-sensitive position at the end of 2008. The change in the one-year static gap position is primarily a result of slower assumed prepayment speeds on residential mortgages and mortgage backed securities than those used for the December 2008 model. In the base case model net interest income is projected to trend sideways over the first year as reductions in deposit costs are offset by repricing on the asset side. Margins tighten after year one as the relief on the deposit side subsides. Falling rates, and the resulting flattening yield curve, produce modestly increased net interest income in year one due to immediate relief on the short-term funding base. This trend quickly moves downward, and below the base case, as the impact of lower reinvestment rates for asset cash flows will have more influence on margin levels than deposit pricing adjustments. Margin pressure will be exacerbated by faster prepayment speeds on mortgage related assets. If rates rise, net interest income is projected to be essentially flat in year one, and to move downward over year two, although still higher than both the base case and the falling rate scenario, as slower mortgage prepayment speeds cause slower asset cash flows and liability pricing increases. Falling rates, with the resulting flattening yield curve are the worst case scenario for Merchants. Higher absolute rates and a steep yield curve are the best scenario for Merchants.

The change in net interest income for the next twelve months from Merchants’ expected or “most likely” forecast at the August 31, 2009 review is shown in the following table. The degree to which this exposure materializes will depend, in part, on Merchants’ ability to manage deposit rates as interest rates rise or fall.

Rate Change	Percent Change in Net Interest Income
Up 200 basis points	0.06%
Down 100 basis points	0.62%

The analysis discussed above assumes a parallel shift of the yield curve and includes no growth assumptions. Merchants’ consultant also modeled a 400 basis point rising interest rate scenario over 24 months, with the same yield curve shape, which produced results that were higher than the base case in all years. The consultant also modeled a flattening up 500 basis points scenario, which produced margin compression in all years compared to the base case as liabilities reprice upward more quickly than assets. As mentioned above, a flattening yield curve as rates fall poses the greatest risk to the balance sheet. These types of dynamic analyses give the ALCO a more thorough understanding of how Merchants’ balance sheet will perform in a variety of rate environments.

The ALCO uses off-balance sheet strategies, such as interest rate caps and floors and interest rate swaps, as well as borrowings with embedded caps and floors to help minimize Merchants’ exposure to changes in interest rates. As mentioned previously, Merchants has entered into interest rate swap arrangements to fix the cost of its trust preferred issuance that switches to a floating interest rate in December of this year. Additionally, Merchants has entered into borrowing arrangements secured by repurchase agreements totaling $54.00 million with embedded caps and floors that may provide additional protection as interest rates change.

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

Item 4. Controls and Procedures

The principal executive officer, principal accounting officer, and other members of Merchants’ senior management have evaluated Merchants’ disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, Merchants’ principal executive officer and principal accounting officer have concluded that the disclosure controls and procedures effectively ensure that information required to be disclosed in Merchants’ filings and submissions with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is accumulated and communicated to Merchants’ management (including the principal executive officer and principal accounting officer), and is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. In addition, Merchants has reviewed its internal control over financial reporting and there have been no changes in its internal control over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

MERCHANTS BANCSHARES, INC.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Please read the factors discussed in Part I – Item 1A, "Risk Factors" in Merchants’ Annual Report on Form 10-K for the fiscal year ended December 31, 2008, the discussion contained in “Recent Market Developments” on page 14 of this Form 10-Q, and the risk factors set forth below, which could materially adversely affect Merchants’ business, financial condition and operating results. These risks are not the only ones facing Merchants. Additional risks and uncertainties not currently known to Merchants or that Merchants currently deems to be immaterial also may materially adversely effect Merchants’ business, financial condition and operating results.

Merchants has identified the following additional risk factors based on recent events that may materially adversely affect its business, financial condition and operating results:

•

Merchants’ loans are concentrated in Vermont, and adverse conditions in those markets could adversely affect Merchants’ operations. If real estate values in Merchants’ market decline or become stagnant, or if unemployment rates increase further, all types of business could be adversely affected. At September 30, 2009, approximately 82% of Merchants’ loan portfolio was comprised of residential real estate and commercial real estate and construction loans, exposing Merchants to the risks inherent in financings based upon analyses of credit risk and the value of underlying collateral. Real estate prices in some parts of the country have recently become stagnant or declined and there has been a significant decline in real estate construction and housing starts. These trends could ultimately impact the value and liquidity of the real estate or other collateral securing Merchants’ loans. Merchants’ profitability may be negatively impacted by errors in risk analyses, by loan defaults, and the ability of certain borrowers to repay such loans may be adversely affected by any downturn in general economic conditions.

•

The increase in FDIC deposit insurance premiums will increase Merchants’ noninterest expense. On December 16, 2008, the FDIC adopted a final rule, which took effect on January 1, 2009, increasing the deposit insurance assessment rate by seven cents per $100 of deposits. On February 27, 2009, the FDIC adopted another final rule, to take effect on April 1, 2009, that, among other things, changes the way that the FDIC’s assessment system differentiates for risk and makes corresponding changes to assessment rates beginning with the second quarter of 2009. As a result, Merchants’ base assessment rate increased further on April 1, 2009. In addition, the FDIC has imposed a one-time special assessment on June 30, 2009 (which was collected on September 30, 2009) totaling approximately $630 thousand. The FDIC has recently announced that it intends to require banks to prepay their insurance premiums through the end of 2012 on December 31, 2009. This prepayment will be booked as an asset on the Bank’s balance sheet and expensed over time as premiums are incurred. The FDIC has also indicated that it currently expects to hold assessment rates at current levels through 2010 and impose a three basis points rate increase effective January 1, 2011. There is no guarantee that the FDIC will not impose another special assessment or increase rates further than what has been announced.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities by the Issuer

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 through July 31	--	--	--	56,525
August 1 through August 31	--	--	--	56,525
September 1 through September 30	--	--	--	56,525
Total	--	--	--	--

In January 2007, the Board approved a stock repurchase program, pursuant to which Merchants may repurchase 200,000 shares of its stock from time to time through January 2008. The Board extended the previously extended program through January 2010 at its January 2009 meeting. Through September 30, 2009, Merchants purchased 143,475 shares of its common stock on the open market under the program at an average per share price of $22.94. Merchants did not purchase any shares during the nine months ended September 30, 2009, but purchased 84,357 shares during the first nine months of 2008 at an average price per share of $22.97.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to aVote of Security Holders

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

November 6, 2009
Date