Form 10-K
period 2009-12-31
MERCHANTS BANCSHARES INC
filed 2010-03-16
CIK 726517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2009

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934

For the transition period from	to

Commission file number	0-11595

Merchants Bancshares, Inc.
(Exact name of registrant as specified in its charter)

Delaware	03-0287342
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

275 Kennedy Drive, South Burlington, Vermont	05403
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	(802) 658 - 3400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	The NASDAQ Stock Market, LLC.

Securities registered pursuant to Section 12(g) of the Act:
None
(Title of class)

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
[   ] Yes     [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act
[   ] Yes     [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes     [   ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
[   ] Yes     [   ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a nonaccelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ ]	Accelerated Filer [X]	Nonaccelerated Filer [ ]	Smaller Reporting Company [ ]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).
[   ] Yes     [X] No

The aggregate market value of the registrant’s voting common stock held by non-affiliates was $107,309,395 as computed using the per share price, as reported on the NASDAQ, as of market close on June 30, 2009.

As of March 5, 2010, there were 5,847,908 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement to Shareholders for the Registrant’s Annual Meeting of Shareholders to be held on May 4, 2010 are incorporated herein by reference in Part III.

MERCHANTS BANCSHARES, INC. AND SUBSIDIARIES

2009 FORM 10-K ANNUAL REPORT

TABLE OF CONTENTS

Part I			Page Reference
	Item 1—	Business	1—13
	Item 1A—	Risk Factors	13—16
	Item 1B—	Unresolved Staff Comments	17
	Item 2—	Properties	17
	Item 3—	Legal Proceedings	17
	Item 4—	[Reserved]	17

Part II
	Item 5—	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	18—20
	Item 6—	Selected Financial Data	20—22
	Item 7—	Management's Discussion and Analysis of Financial Condition and Results of Operations	22—41
	Item 7A—	Quantitative and Qualitative Disclosures about Market Risk	42—45
	Item 8—	Financial Statements and Supplementary Data	46—77
	Item 9—	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures	78
	Item 9A—	Controls and Procedures	78
	Item 9B—	Other Information	78

Part III *
	Item 10—	Directors, Executive Officers and Corporate Governance	78
	Item 11—	Executive Compensation	78
	Item 12—	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	78
	Item 13—	Certain Relationships and Related Transactions, and Director Independence	78
	Item 14—	Principal Accountant Fees and Services	78

Part IV **
	Item 15—	Exhibits and Financial Statement Schedules	79—81

		Signatures	82

*

The information required by Part III is incorporated herein by reference from Merchants’ Proxy Statement for the Annual Meeting of Shareholders to be held on May 4, 2010, including specifically the Nominating & Governance Committee report to be included therein.

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

Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, which are described in more detail in Section 1A—“Risk Factors” beginning on page 13 of this document.

PART I

ITEM 1—BUSINESS

GENERAL

Merchants Bancshares, Inc. (“Merchants”) is a bank holding company originally organized under Vermont law in 1983 (and subsequently reincorporated in Delaware) for the purposes of owning all of the outstanding capital stock of The Merchants Bank (“Merchants Bank”) and providing greater flexibility in helping Merchants Bank achieve its business objectives. Merchants Bank, which is Merchants’ primary subsidiary, is a Vermont commercial bank with 34 full-service banking offices.

Merchants Bank was organized in 1849 and assumed a national bank charter in 1865, becoming The Merchants National Bank of Burlington, Vermont. On September 6, 1974, The Merchants National Bank of Burlington converted its national charter to a Vermont state commercial bank charter, adopting The Merchants Bank. The name was shortened to Merchants Bank in 1995. As used herein the term “Merchants” shall mean Merchants Bancshares, Inc. and its subsidiaries unless otherwise noted or the context otherwise requires. As of December 31, 2009, Merchants operated the sole remaining statewide commercial banking operation in Vermont, with deposits totaling $1.04 billion, gross loans of $919 million, and total assets of $1.43 billion.

Merchants Trust Company, formerly a Vermont corporation chartered in 1870, was merged into the Bank effective September 30, 2009. This merger had no effect on the consolidated balance sheet or statement of operations of Merchants as the Trust Company was a wholly owned subsidiary of the Bank prior to the merger. Merchants’ Trust division offers investment management, financial planning and trustee services. Its investment program is a globally diversified asset allocation strategy with attention to managing risk while addressing client return objectives. Merchants’ Trust division utilizes diversified mutual fund managers who have been selected based on careful, in-depth research and due diligence. Its planning services cover a wide range of issues including retirement, estate planning, and asset protection solutions. As of December 31, 2009, this division had fiduciary responsibility for assets having a market value in excess of $385 million, of which more than $331 million constituted managed assets.

MBVT Statutory Trust I was formed on December 15, 2004 as part of Merchants’ private placement of an aggregate of $20 million of trust preferred securities through a pooled trust preferred program. The Trust was formed for the sole purpose of issuing non-voting capital securities. The proceeds from the sale of the capital securities were loaned to Merchants under deeply subordinated debentures issued to the Trust. The debentures are the only asset of the Trust and payments under the debentures are the sole revenue of the Trust.

RETAIL SERVICES

Merchants’ products are designed to provide high value within a defined range of offerings. Individual categories are anchored by lead products that are attractively packaged and easy for Merchants’ staff to deliver. Merchants has consciously focused on business lines that are supportable at a competitive standard. The business lines it has chosen are robust, with employees proficient in selling and servicing all programs. Merchants believes that its customers appreciate the value that is offered via well defined product features and services that function in a straightforward, effective manner. That formula, in combination with highly motivated and well-trained front line professionals, provides the company with a competitive strength in its markets.

Merchants’ retail deposit products include interest bearing and non-interest bearing checking accounts, money market accounts, club accounts, health savings accounts, and short-term and long-term certificates of deposit including a popular flexible CD instrument. Merchants also offers customary check collection services, wire transfers, safe deposit box rentals, and automated teller machine (“ATM”) and debit cards. Credit programs include secured and unsecured installment lending, home equity lines of credit, home mortgages, and credit cards (in partnership with a third party).

Free Checking For Life® is available to all applicants of good standing in Merchants’ market area, and is free of monthly service charges for the life of the account. The only condition to holding the account is that the customer accept check safekeeping, now a relatively standard element of most checking products around the industry. The account pays interest at tiered levels beginning with the first dollar, and no minimum balance is required.

Merchants introduced Cash Rewards Checking in 2008. This is a personal checking product that provides a cash back feature on all point of sale debit card transactions. The account pays interest and comes with a $10.00 per month fee. The fee is waived in any statement period during which combined average balances among checking and money market accounts total $5,000 or greater. Cash Rewards Checking provides for reduced charges when using non-Merchants ATMs. There is also a feature that provides free paper checks to customers maintaining balance thresholds required to avoid monthly fees.

Both Free Checking For Life® and Cash Rewards Checking customers may choose either a Debit Card or an ATM card. Customers who choose the Debit Card can pay for purchases at locations that accept MasterCard®. Customers can use a money market account and/or a home equity line of credit as overdraft coverage for a checking account. The customer may choose either or both accounts to cover overdrafts via an automatic transfer of funds (“ATF”).

Merchants’ primary retail deposit savings product is its money market account. The money market account pays interest at tiered levels beginning with the first dollar in the account, and fees are charged only under certain limited circumstances. The low minimum balance to open this account combined with the minimum average balance threshold to avoid monthly service charges makes this an attractive savings vehicle.

Merchants’ flexible certificate of deposit allows multiple deposits and penalty free withdrawals within regulatory guidelines. It is an attractive alternative for customers who wish to retain some of the liquidity features of a money market or savings account while receiving a higher yield than what is offered by those accounts.

Merchants offers ATF to cover overdrafts, electronic funds transfer to automate transfers between accounts, and an automated telephone banking system. Merchants offers a free online banking service, as well as a free bill payment service delivered via the online option, which has proven to be a widely used feature.

Each of Merchants’ 34 full-service banking offices is led by a branch president who has responsibility for the full range of retail and small business credit services. Merchants’ branch system is led by eleven Market Managers who serve in assigned geographies around the state. The Market Managers work with the Branch Presidents and branch staff to provide a full range of personal and small business banking services. Currently, most customer inquiries can be handled at any branch location. The branch serves as sales, service, and lending center. Branch personnel can explain various deposit options and open new accounts online via internal systems. Additionally, qualified branch staff have the ability to take loan applications, approve loans within defined approval limits, and to close consumer, mortgage and small business loans. Merchants also operates 42 ATMs throughout Vermont, with additional surcharge-free access to 37,000 ATMs worldwide available to customers via Merchants’ participation in the Allpoint network. Merchants maintains a customer call center with expanded hours of operation. Customer calls are answered by well-trained employees operating from Merchants’ Service Center in South Burlington.

Customer contact staff continue to build relationships with all of Merchants’ households via a communication process known as XSell. The ongoing introduction of mortgage and home equity options to existing deposit customers contributed to significant growth in the residential real estate portfolio. Financing is available for one-to-four-family residential mortgages, residential construction and seasonal dwelling mortgages. Merchants offers both fixed rate and adjustable rate mortgages for residential properties, and provides a unique two-way rate lock protection feature. Merchants currently holds and services all originated mortgages in its loan portfolio.

Merchants offers a wide variety of consumer loans. Home improvement and home equity lines of credit and various personal loans are available. Financing is also provided for new or used automobiles, boats, airplanes, recreational vehicles and new mobile homes.

COMMERCIAL SERVICES

Merchants’ corporate sales staff services the majority of commercial customers, which are primarily larger operating companies, real estate investors and developers. Corporate banking officers and corporate banking administrators provide commercial credit, deposit and cash management services throughout Vermont to customers requiring business credit above the prescribed authorities of the branch presidents. Merchants is adding structure and capacity in corporate banking and credit to grow market share. In February 2010 Merchants hired an experienced commercial lender who will manage the southern region of its corporate banking department. Additionally, the commercial credit function was expanded and enhanced with the addition of a new Manager of Commercial Credit.

Branch presidents are trained for small business loan origination and to serve deposit and cash management needs of small businesses. Merchants hired two experienced government banking officers during 2008, and added another member to the team in 2009. The government banking group provides depository, lending and other banking services to municipalities, school districts and other governmental authorities or agencies in Merchants’ service area.

Financing is available for business inventory, accounts receivable, fixed assets, real estate, working capital, and community development. Merchants offers installment loans, credits lines, time loans, construction loans irrevocable letters of credit, U.S. Small Business Administration guaranteed loans and USDA guaranteed loans.

Merchants offers a package of business banking services including a low cost business checking account, a money market account, and an overdraft protection line of credit. Merchants’ philosophy of simplifying product offerings and minimizing fees has been applied to this program. Consistent with Merchants’ goal of promoting electronic transactions, this package also provides Internet banking, bill payment, a debit card and electronic payment options. Bank personnel are trained to offer this service leading with the introduction of small business deposit options and the value of utilizing the efficient transaction accounts.

Merchants offers a variety of commercial checking accounts. Commercial checking uses an earnings credit rate to help offset service charges. Merchants offers Rewards Checking for Business, a low cost checking account that is appropriate for all but high volume commercial deposit customers. Major features of the account include no monthly fee, 999 free items per month, and 1% cash back on debit card purchases. Merchants offers a business money market account as the savings vehicle for businesses. Merchants’ business money market account pays interest at tiered levels beginning with the first dollar in the account. Commercial customers can use a money market account as overdraft coverage for a checking account.

Merchants’ cash management services include investment sweep, line of credit sweep, multiple sweep, and funds concentration. Merchants offers an overnight cash management sweep program. Balances are swept to an overnight repurchase agreement structure which allows Merchants to retain those cash balances. These accounts are a favorable funding source for Merchants.

Merchants also offers remote deposit capture. This service enables commercial customers to deposit checks electronically into Merchants’ checking accounts from their business location.

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

COMPETITION

Presently, there are 12 independent financial institutions headquartered in the State of Vermont. In addition, there are 10 regional or national banks that have operations in Vermont. Merchants Bank remains the only independent statewide bank headquartered in the State of Vermont. Of the companies headquartered outside Vermont, eight are located in New Hampshire, New York, Connecticut, Massachusetts or Ohio. Two other banking companies are owned by a parent headquartered outside of the United States (one in Canada and one in the United Kingdom).

Merchants competes in Vermont for deposit and loan business not only with other commercial and savings banks, and savings and loan associations, but also with credit unions, and other non-bank financial providers. As of December 31, 2008, the most recently available information, there were more than 28 state or federally chartered credit unions operating in Vermont. As a bank holding company and state chartered commercial bank, Merchants is subject to extensive regulation and supervision, including, in many cases, regulation that limits the type and scope of its activities. The non-bank financial service providers that compete with Merchants may be subject to less restrictive regulation and supervision. Competition from nationally chartered banks, local institutions, and credit unions continues to be active.

Several smaller community banks and credit unions have continued their commitment to increase their footprints in Merchants’ markets. In a state that already has one of the nation’s highest branch-to-population ratios, it is necessary to have a very competitive product offering and exceptional service levels in order to compete effectively.

Prior to 2006, there was a significant increase in new lenders licensed to do business in Vermont. These companies offer business, home mortgage and consumer finance loans. From December 31, 2006 to December 31, 2008 (the most recently available data), the number of licensed lenders declined from 1,149 to 705. This development has benefitted Merchants Bank positively in the commercial loan and home mortgage business.

The fact that Merchants is a locally managed, independent bank contributed significantly to the growth in loans and deposits during 2009. Customers have cited the local management and decision-making as important considerations when choosing a bank. The fact that several national or regional competitors operate as branches of a much larger company influenced some portion of the market that wanted to bank locally. This differentiation became heightened with the sale of several independent companies during 2007.

During late 2008, Merchants started a dedicated group focused solely on municipal and government banking. This group contributed significantly to growth of loans and deposits during 2009. It is expected that this trend will continue into 2010 as the municipal and government banking group was expanded toward the end of 2009.

From a retail product standpoint, Merchants has seen a significant change in its competitive landscape in the past few years. When Merchants’ free checking product was introduced, there was only one other competitor with a similar product offering. Since that time, all of Merchants’ largest competitors have introduced free checking products. Merchants continues to see free checking as the major driver in its new household penetration, but believes the proliferation of competitive offerings available has significantly impacted the rate of growth. Merchants will need to continue adapting existing products and developing new offerings to remain competitive.

No material part of Merchants’ business is dependent upon one, or a few, customers, or upon a particular industry segment, the loss of which would have a material adverse impact on the operations of Merchants.

NUMBER OF EMPLOYEES

As of December 31, 2009, Merchants employed 286 full-time and 36 part-time employees representing a combined full-time equivalent complement of 304 employees.

Merchants maintains comprehensive employee benefits programs for employees, which provide major medical insurance, hospitalization, dental insurance, long-term and short-term disability insurance, life insurance and a 401(k) Plan. Merchants Bank believes that relations with its employees are good. Merchants was selected for the second year in a row as one of the best places to work in Vermont by Vermont Business Magazine. The designation was based on the answers to an anonymous survey of employees from around the company.

REGULATION AND SUPERVISION

General

As a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the “BHCA”), Merchants is subject to extensive regulation and supervision by the Board of Governors of the Federal Reserve System. As a state-chartered commercial bank, Merchants Bank is subject to substantial regulation and supervision by the Federal Deposit Insurance Corporation (the “FDIC”) and by applicable Vermont regulatory agencies; particularly the Commissioner of Banking, Insurance, Securities and Health Care Administration of the State of Vermont (the “Commissioner”). To the extent that the following information describes statutory or regulatory provisions, it is qualified in its entirety by reference to those particular statutory provisions. Any change in applicable law or regulation may have a material effect on the business and prospects of Merchants. The following discussion of certain of the material elements of the regulatory framework applicable to banks and bank holding companies is not intended to be complete.

Recent Market Developments

Certain segments of the financial services industry are facing challenges in the face of prolonged economic uncertainty. In some areas, dramatic declines in the housing market, increasing foreclosures and rising unemployment have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. These write-downs have caused many financial institutions to seek additional capital; to merge with larger and stronger institutions; and, in some cases, to fail. The FDIC closed 140 banks during 2009 and has closed more than 25 banks through the first week of March 2010, compared to 25 bank closures for all of 2008. Merchants is fortunate that, to date, the markets it serves have been impacted to a lesser extent than many areas around the country. However, a prolonged recession and persistently adverse economic conditions would likely impact these markets over time, and have a negative impact upon Merchants’ financial condition and performance.

In response to the financial crises affecting the banking system and financial markets, there have been many announcements of Federal programs designed to purchase or insure assets from, provide equity capital to, and guarantee the liquidity of, the industry. There can be no assurance that government action will help stabilize the U.S. financial system and will not have unintended adverse consequences on Merchants.

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

In order to engage in these new financial activities a bank holding company must qualify and register with the Federal Reserve Board (“FRB”) as a "financial holding company" by demonstrating that each of its bank subsidiaries is "well capitalized”, "well managed," and has at least a "satisfactory" rating under the Community Reinvestment Act of 1977 (“CRA”).

These new financial activities authorized by Gramm-Leach may also be engaged in by a "financial subsidiary" of a national or state bank, except for insurance or annuity underwriting, insurance company portfolio investments, real estate investment and development, and merchant banking, which must be conducted in a financial holding company. In order for the new financial activities to be engaged in by a financial subsidiary of a national or state bank, Gramm-Leach requires the parent bank (and its sister-bank affiliates) to be “well capitalized” and “well managed”; the aggregate consolidated assets of all of that bank's financial subsidiaries may not exceed the lesser of 45% of its consolidated total assets or $50 billion; the bank must have at least a “satisfactory” CRA rating; and, if that bank is one of the 100 largest national banks, it must meet certain financial rating or other comparable requirements. Gramm-Leach establishes a system of functional regulation, under which the federal banking agencies will regulate the banking activities of financial holding companies and banks' financial subsidiaries. The U.S. Securities and Exchange Commission (the “SEC”) will regulate their securities activities and state insurance regulators will regulate their insurance activities. Gramm-Leach also provides new protections against the transfer and use by financial institutions of consumers' nonpublic, personal information.

Bank Holding Company Regulation

Although Merchants believes that it meets the qualifications to become a financial holding company under Gramm- Leach, it has not elected “financial holding company” status, but rather to retain its pre-Gramm-Leach bank holding company regulatory status for the present time. This means that Merchants can engage in those activities which are closely related to banking. Merchants is required by the BHCA to file an annual report and additional reports required with the FRB. The FRB also makes periodic inspections of Merchants and its subsidiaries.

The BHCA requires every bank holding company to obtain the prior approval of the FRB before it may acquire substantially all of the assets of any bank, or ownership or control of any voting shares of a bank, if, after such acquisition, it would own or control, directly or indirectly, more than five percent of the voting shares of such bank. Additionally, as a bank holding company, Merchants is prohibited from acquiring ownership or control of five percent or more of any class of voting securities of any company that is not a bank, or from engaging in activities other than banking or controlling banks except where the FRB has determined that such activities are so closely related to banking as to be a “proper incident thereto.”

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

The payment of dividends by Merchants is determined by its Board of Directors based on Merchants’ recent earnings history, consolidated liquidity, asset quality profile and capital adequacy, as well as economic conditions and other factors, including applicable government regulations and policies and the amount of dividends payable to Merchants by its subsidiaries.

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

Vermont law requires the approval of state bank regulatory authorities if the dividends declared by state banks exceed prescribed limits. The payment of any dividends by Merchants’ subsidiaries will be determined based on a number of factors, including recent earnings history, the subsidiary’s liquidity, asset quality profile and capital adequacy.

Certain Transactions by Bank Holding Companies with their Affiliates

There are various statutory restrictions on the extent to which bank holding companies and their non-bank subsidiaries may borrow, obtain credit from or otherwise engage in “covered transactions” with their insured depository institution subsidiaries. An insured depository institution (and its subsidiaries) may not lend money to, or engage in covered transactions with, its non-depository institution affiliates if the aggregate amount of covered transactions outstanding involving the bank, plus the proposed transaction exceeds the following limits: (a) in the case of any one such affiliate, the aggregate amount of covered transactions of the insured depository institution and its subsidiaries cannot exceed 10% of the capital stock and surplus of the insured depository institution; and (b) in the case of all affiliates, the aggregate amount of covered transactions of the insured depository institution and its subsidiaries cannot exceed 20% of the capital stock and surplus of the insured depository institution. For this purpose, “covered transactions” are defined by statute to include a loan or extension of credit to an affiliate, a purchase of or investment in securities issued by an affiliate, a purchase of assets from an affiliate unless exempted by the FRB, the acceptance of securities issued by an affiliate as collateral for a loan or extension of credit to any person or company, or the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate. Covered transactions are also subject to certain collateral security requirements. Covered transactions as well as other types of transactions between a bank and a bank holding company must be on market terms and not otherwise unduly favorable to the holding company or an affiliate of the holding company. Moreover, Section 106 of the BHCA provides that, to further competition, a bank holding company and its subsidiaries are prohibited from engaging in certain tying arrangements in connection with any extension of credit, lease or sale of property of any kind, or furnishing of any service.

Regulation of the Bank

As an FDIC-insured state-chartered bank, Merchants Bank is subject to the supervision of and regulation by the Commissioner and the FDIC. This supervision and regulation is for the protection of depositors, the Deposit Insurance Fund (“DIF”), and consumers, and is not for the protection of Merchants’ stockholders. The prior approval of the FDIC and the Commissioner is required, among other things, for Merchants Bank to establish or relocate an additional branch office, assume deposits, or engage in any merger, consolidation, purchase or sale of all or substantially all of the assets of any bank.

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

The FRB risk-based guidelines define a three-tier capital framework. Tier 1 capital includes common shareholders’ equity and qualifying preferred stock, less goodwill and other adjustments. Tier 2 capital consists of preferred stock not qualifying as Tier 1 capital, mandatory convertible debt, limited amounts of subordinated debt, other qualifying term debt and the allowance for credit losses up to 1.25% of risk-weighted assets. Tier 3 capital includes subordinated debt that is unsecured, fully paid, has an original maturity of at least two years, is not redeemable before maturity without prior approval by the FRB and includes a lock-in clause precluding payment of either interest or principal if the payment would cause the issuing bank’s risk-based capital ratio to fall or remain below the required minimum. The sum of Tier 1 and Tier 2 capital less investments in unconsolidated subsidiaries represents qualifying total capital. Risk-based capital ratios are calculated by dividing Tier 1 and total capital by risk-weighted assets. Assets and off-balance sheet exposures are assigned to one of four categories of risk-weights, based primarily on relative credit risk. The minimum Tier 1 risk-based capital ratio is 4% and the minimum total risk-based capital ratio is 8%. As of December 31, 2009, Merchants’ Tier 1 risk-based capital ratio was 13.34% and its Total risk-based capital ratio was 14.60%.

The leverage ratio is determined by dividing Tier 1 capital by adjusted average total assets. Banking organizations must maintain a ratio of at least 5% to be classified as “well capitalized.” Merchants’ leverage ratio at December 31, 2009 was 7.67%.

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), among other things, identifies five capital categories for insured depository institutions (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) and requires the federal banking agencies (the “Agencies”) to implement systems for “prompt corrective action” for insured depository institutions that do not meet minimum capital requirements within such categories. FDICIA imposes progressively more restrictive constraints on operations, management and capital distributions, depending on the category in which an institution is classified. Failure to meet the capital guidelines could also subject a banking institution to capital raising requirements. An “undercapitalized” bank must develop a capital restoration plan and its parent holding company must guarantee that bank’s compliance with the plan. The liability of the parent holding company under any such guarantee is limited to the lesser of 5% of the bank’s assets at the time it became “undercapitalized” or the amount needed to comply with the plan. Furthermore, in the event of the bankruptcy of the parent holding company, such guarantee would take priority over the parent’s general unsecured creditors. In addition, FDICIA requires the Agencies to prescribe certain non-capital standards for safety and soundness relating generally to operations and management, asset quality and executive compensation, and permits regulatory action against a financial institution that does not meet such standards.

The Agencies have adopted substantially similar regulations that define the five capital categories identified by FDICIA, using the total risk-based capital, Tier 1 risk-based capital and leverage capital ratios as the relevant capital measures. Such regulations establish various degrees of corrective action to be taken when an institution is considered undercapitalized. Under the regulations, a bank generally shall be deemed to be:

•

“well capitalized” if it has a total risk based capital ratio of 10.0% or greater, has a Tier I risk based capital ratio of 6.0% or more, has a leverage ratio of 5.0% or greater and is not subject to any written agreement, order or capital directive or prompt corrective action directive;

•

“adequately capitalized” if it has a total risk based capital ratio of 8.0% or greater, a Tier I risk based capital ratio of 4.0% or more, and a leverage ratio of 4.0% or greater (3.0% under certain circumstances) and does not meet the definition of a “well capitalized bank”;

•

“undercapitalized” if it has a total risk based capital ratio that is less than 8.0%, a Tier I risk based capital ratio that is less than 4.0% or a leverage ratio that is less than 4.0% (3.0% under certain circumstances);

•

“significantly undercapitalized” if it has a total risk based capital ratio that is less than 6.0%, a Tier I risk based capital ratio that is less than 3.0% or a leverage ratio that is less than 3.0%; and

•

“critically undercapitalized” if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%.

Regulators also must take into consideration: (1) concentrations of credit risk; (2) interest rate risk; and (3) risks from non-traditional activities, as well as an institution’s ability to manage those risks, when determining the adequacy of an institution’s capital. This evaluation will be made as a part of the institution’s regular safety and soundness examination. In addition, Merchants, and any bank with significant trading activity, must incorporate a measure for market risk into their regulatory capital calculations. Merchants is currently considered well-capitalized under all regulatory definitions.

An institution generally must file a written capital restoration plan which meets specified requirements with an appropriate FDIC regional director within 45 days of the date that the institution receives notice or is deemed to have notice that it is undercapitalized, significantly undercapitalized or critically undercapitalized. An institution, which is required to submit a capital restoration plan, must concurrently submit a performance guaranty by each company that controls the institution. A critically undercapitalized institution generally is to be placed in conservatorship or receivership within 90 days unless the FDIC formally determines that forbearance from such action would better protect the deposit insurance fund. Immediately upon becoming undercapitalized, an institution becomes subject to the provisions of Section 38 of the Federal Deposit Insurance Act (“FDIA”) that, among other things, (i) restrict payment of capital distributions and management fees, (ii) require that the FDIC monitor the condition of the institution and its efforts to restore its capital, (iii) require submission of a capital restoration plan, (iv) restrict the growth of the institution’s assets and (v) require prior regulatory approval of certain expansion proposals.

The Agencies issued a final rule entitled “Risk-Based Capital Standards: Advanced Capital Adequacy Framework - Basel II” (“Basel II”) which became effective on April 1, 2008 and core banks (the approximately 20 largest U.S. bank holding companies) were required to adopt a board-approved plan to implement Basel II by Oct. 1, 2008. Basel II will result in significant changes to the risk based capital standards for "core" banks subject to Basel II and other banks that elect to use such rules to calculate their risk-based capital requirements. In connection with Basel II, the Agencies published a joint notice of proposed rulemaking entitled "Risk-Based Capital Guidelines; Capital Adequacy Guidelines: Standardized Framework" on July 29, 2008 (the "Standardized Approach Proposal"). The Standardized Approach Proposal, if adopted by the Agencies, would provide all non-core banks with an optional framework, based upon the standardized approach under the international Basel II Accord, for calculating their risk-based capital requirements. Merchants does not expect to calculate its capital ratios under Basel II or in accordance with the Standardized Approach Proposal. Accordingly, Merchants is not yet in a position to determine the effect of such rules on its risk capital requirements.

Deposit Insurance. Substantially all of the deposits of Merchants Bank are insured up to applicable limits by the Deposit Insurance Fund (“DIF”) of the FDIC and are subject to deposit insurance assessments to maintain the DIF. The FDIA, as amended by the Federal Deposit Insurance Reform Act, requires the FDIC to set a ratio of deposit insurance reserves to estimated insured deposits—the designated reserve ratio (the “DRR”)—for a particular year within a range of 1.15% to 1.50%. On February 27, 2009, the FDIC extended to seven years the time within which the reserve ratio must be returned to 1.15%. The FDIC utilizes a risk-based assessment system that imposes insurance premiums based upon a risk matrix that takes into account a bank’s capital level and supervisory rating (“CAMELS rating”). On February 27, 2009, the FDIC introduced three possible adjustments to an institution’s initial base assessment rate: (1) a decrease of up to five basis points for long-term unsecured debt, including senior unsecured debt (other than debt guaranteed under the Temporary Liquidity Guarantee Program) and subordinated debt and, for small institutions, a portion of Tier 1 capital; (2) an increase not to exceed 50 percent of a institution’s assessment rate before the increase for secured liabilities in excess of 25 percent of domestic deposits; and (3) for non-Risk Category I institutions, an increase not to exceed 10 basis points for brokered deposits in excess of 10 percent of domestic deposits. Beginning April 1, 2009, the minimum annualized assessment rate for banks in the lowest risk category, such as Merchants Bank, was 7 basis points and the maximum annualized assessment rate was 24 basis points. Beginning January 1, 2011, the FDIC assessment rates will be increased by 3 basis points.

In November 2009, the FDIC issued a final rule that mandated that insured depository institutions prepay their quarterly risk-based assessments to the FDIC for the fourth quarter of 2009 and for all of 2010, 2011 and 2012 on December 31, 2009. Institutions recorded the entire amount of its prepayment as a prepaid expense. The prepaid assessments bear a zero percent risk weight for risk-based capital purposes. The prepaid assessment for Merchants Bank was calculated using its third quarter 2009 assessment rate. That assessment base will be adjusted quarterly with an estimated 5 percent annual growth in the assessment base through the end of 2012. The prepaid assessment rate for the fourth quarter of 2009 and for 2010 is based on Merchants’ total base assessment rate for the third quarter of 2009. Further, the prepaid assessment rate for 2011 and 2012 is equal to the adjusted third quarter 2009 total base assessment rate plus 3 basis points. As of December 31, 2009, and for each quarter thereafter, Merchants will record an expense for its regular quarterly assessment for the quarter and a corresponding credit to the prepaid assessment until the asset is exhausted. The FDIC will not refund or collect additional prepaid assessments because of a decrease or growth in deposits over the next three years. However, should the prepaid assessment not be exhausted after collection of the amount due on June 30, 2013, the remaining amount of the prepayment will be returned to the institution. FDIC deposit insurance has been temporarily increased from $100,000 to $250,000 per depositor through December 31, 2013.

FDIC insurance expense totaled $1.96 million and $356 thousand in 2009 and 2008 respectively. The expense for 2009 includes the $630 thousand special assessment that was expensed during the second quarter of this year. FDIC insurance expense includes deposit insurance assessments and Financing Corporation (“FICO”) assessments related to outstanding FICO bonds. The FICO is a mixed-ownership government corporation established by the Competitive Equality Banking Act of 1987 whose sole purpose was to function as a financing vehicle for the now defunct Federal Savings & Loan Insurance Corporation.

Under the FDIA, the FDIC may terminate deposit insurance upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

Safety and Soundness Standards. The FDIA requires the federal bank regulatory agencies to prescribe standards, by regulations or guidelines, relating to internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, earnings, stock valuation and compensation, fees and benefits, and such other operational and managerial standards as the agencies deem appropriate. Guidelines adopted by the federal bank regulatory agencies establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risk and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal stockholder. In addition, the agencies adopted regulations that authorize, but do not require, an agency to order an institution that has been given notice by an agency that it is not satisfying any of such safety and soundness standards to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an acceptable compliance plan, the agency must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized institution is subject under the “prompt corrective action” provisions of FDIA. See “Regulatory Capital Requirements” above. If an institution fails to comply with such an order, the agency may seek to enforce such order in judicial proceedings and to impose civil money penalties.

Temporary Liquidity Guarantee Program. Merchants Bank is participating in the FDIC’s Temporary Liquidity guarantee Program (“TLGP”), which consists of the Transaction Account Guarantee Program (“TAGP”) and the recently expired Debt Guarantee Program (“DGP”). Through the TAGP, the FDIC will provide unlimited deposit insurance coverage for all noninterest-bearing transaction accounts through June 30, 2010. Merchants is participating in the TAGP. Effective January 1, 2010, the fee for the TAGP was raised and adjusted to reflect the risk category assigned to the institution under the FDIC’s risk-based premium system. For institutions in the lowest risk category, such as Merchants, the annual assessment rate during the extension period is 15 basis points. This assessment rate will apply to any deposit amounts exceeding the existing deposit insurance limit of $250,000, as reported on the quarterly call report, in any noninterest-bearing transaction accounts, including any such amounts swept from a noninterest-bearing transaction account into a noninterest-bearing savings deposit account. This includes traditional noninterest-bearing checking accounts, certain types of attorney trust accounts and NOW accounts for which the interest rate does not exceed 0.50%.

Depositor Preference. The FDIA provides that, in the event of the “liquidation or other resolution” of an insured depository institution, the claims of depositors of the institution, including the claims of the FDIC as subrogee of insured depositors, and certain claims for administrative expenses of the FDIC as a receiver, will have priority over other general unsecured claims against the institution. If an insured depository institution fails, insured and uninsured depositors, along with the FDIC, will have priority in payment ahead of unsecured, non-deposit creditors, including depositors whose deposits are payable only outside of the United States and the parent bank holding company, with respect to any extensions of credit they have made to such insured depository institution.

Conservatorship and Receivership Amendments

FDICIA authorizes the FDIC to appoint itself conservator or receiver for a state-chartered bank under certain circumstances and expands the grounds for appointment of a conservator or receiver for an insured depository institution to include:

•

consent to such action by the board of directors of the institution;

•

cessation of the institution’s status as an insured depository institution;

•

the institution is undercapitalized and has no reasonable prospect of becoming adequately capitalized, or fails to become adequately capitalized when required to do so, or fails to timely submit an acceptable capital plan, or materially fails to implement an acceptable capital plan; and

•

the institution is critically undercapitalized or otherwise has substantially insufficient capital.

FDICIA provides that an institution’s directors shall not be liable to its stockholders or creditors for acquiescing in or consenting to the appointment of the FDIC as receiver or conservator for, or as a supervisor in the acquisition of, the institution.

Real Estate Lending Standards

FDICIA requires the federal bank regulatory agencies to adopt uniform real estate lending standards. The FDIC has adopted regulations, which establish supervisory limitations on Loan-to-Value (“LTV”) ratios in real estate loans by FDIC-insured banks, including national banks. The regulations require banks to establish LTV ratio limitations within or below the prescribed uniform range of supervisory limits.

Activities and Investments of Insured State Banks

FDICIA provides that FDIC-insured state banks such as Merchants Bank may not engage as a principal, directly or through a subsidiary, in any activity that is not permissible for a national bank, unless the FDIC determines that the activity does not pose a significant risk to the insurance fund, and the bank is in compliance with its applicable capital standards. In addition, an insured state bank may not acquire or retain, directly or through a subsidiary, any equity investment of a type, or in an amount, that is not permissible for a national bank, unless such investments meet certain grandfather requirements.

Gramm-Leach includes a section of the FDIA governing subsidiaries of state banks that engage in “activities as principal that would only be permissible” for a national bank to conduct in a financial subsidiary. This provision permits state banks, to the extent permitted under state law, to engage in certain new activities, which are permissible for subsidiaries of a financial holding company. See “Supervision and Regulation - Regulation of the Company.” Further, it expressly preserves the ability of a state bank to retain all existing subsidiaries. Because the applicable Vermont statute explicitly permits banks chartered by the state to engage in all activities permissible for national banks, Merchants Bank will be permitted to form subsidiaries to engage in the activities authorized by Gramm-Leach. In order to form a financial subsidiary, a state bank must be well-capitalized, and the state bank would be subject to certain capital deduction, risk management and affiliate transaction rules, which are applicable to national banks.

Consumer Protection Provisions

FDICIA also includes provisions requiring advance notice to regulators and customers for any proposed branch closing and authorizing (subject to future appropriation of the necessary funds) reduced insurance assessments for institutions offering “lifeline” banking accounts or engaged in lending in distressed communities. FDICIA also includes provisions requiring depository institutions to make additional and uniform disclosures to depositors with respect to the rates of interest, fees and other terms applicable to consumer deposit accounts.

Customer Information Security

The FDIC and other bank regulatory agencies have adopted guidelines for establishing standards for safeguarding nonpublic personal information about customers that implement provisions of Gramm-Leach, which establishes a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the BHCA framework. Specifically, the Information Security Guidelines established by Gramm-Leach require each financial institution, under the supervision and ongoing oversight of its board of directors or an appropriate committee of the board, to develop, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information, to protect against anticipated threats or hazards to the security or integrity of such information; and to protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer. The federal banking regulators have issued guidance for banks on response programs for unauthorized access to customer information. This guidance, among other things, requires notice to be sent to customers whose “sensitive information” has been compromised if unauthorized use of this information is “reasonably possible.” Most states have enacted legislation concerning breaches of data security and Congress continues to consider federal legislation that would require that notice be sent to consumers of a data security breach.

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

Identity Theft Red Flags

The Agencies jointly issued final rules and guidelines in 2007 implementing Section 114 (“Section 114”) of the Fair and Accurate Credit Transactions Act of 2003 (“FACT Act”) and final rules implementing section 315 of the FACT Act (“Section 315”). Section 114 requires Merchants to develop and implement a written Identity Theft Prevention Program (the “Program”) to detect, prevent, and mitigate identity theft in connection with the opening of certain accounts or certain existing accounts. Section 114 also requires credit and debit card issuers, such as Merchants, to assess the validity of notifications of changes of address under certain circumstances. The Agencies issued joint rules under Section 315 that provide guidance regarding reasonable policies and procedures that a user of consumer reports, such as Merchants, must employ when a consumer reporting agency sends the user a notice of address discrepancy. Merchants was compliant with these rules effective November 1, 2008.

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

Community Reinvestment Act (“CRA”)

Pursuant to the CRA and similar provisions of Vermont law, regulatory authorities review the performance of Merchants in meeting the credit needs of the communities it serves. The applicable regulatory authorities consider compliance with this law in connection with the applications for, among other things, approval for de novo branches, branch relocations and acquisitions of banks and bank holding companies. Merchants Bank received a “satisfactory” rating at its 2008 CRA examination dated October 14, 2008, its most recent exam.

Failure of an institution to receive at least a “Satisfactory” rating could inhibit such institution or its holding company from undertaking certain activities, including engaging in activities newly permitted as a financial holding company under Gramm-Leach, and acquisitions of other financial institutions. The FRB must take into account the record of performance of banks in meeting the credit needs of the entire community served, including low- and moderate-income neighborhoods. Current CRA regulations for large banks primarily rely on objective criteria of the performance of institutions under three key assessment tests: a lending test, a service test and an investment test. For smaller banks, current CRA regulations primarily evaluate the performance of institutions under two key assessment tests: a lending test and a community development test. Merchants is committed to meeting the existing or anticipated credit needs of its entire community, including low- and moderate-income neighborhoods, consistent with safe and sound banking operations.

Interstate Banking Act

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, as amended (the "Interstate Banking Act"), generally permits adequately or well-capitalized bank holding companies to acquire banks in any state, and preempts all state laws restricting the ownership by a bank holding company of banks in more than one state. The Interstate Banking Act also permits a bank to merge with an out-of-state bank and convert any offices into branches of the resulting bank if both states have not opted out of interstate branching; permits a bank to acquire branches from an out-of-state bank if the law of the state where the branches are located permits the interstate branch acquisition; and permits banks to establish and operate de novo interstate branches whenever the host state opts-in to de novo branching. Bank holding companies and banks seeking to engage in transactions authorized by the Interstate Banking Act must be adequately capitalized and managed, and are required to obtain prior FRB approval to acquire more than 5% of a class of voting securities, or substantially all of the assets, of a bank holding company, bank or savings association.

USA Patriot Act

Under Title III of the USA Patriot Act, all financial institutions are required in general to identify their customers, adopt formal and comprehensive anti-money laundering programs, scrutinize or prohibit altogether certain transactions of special concern, and be prepared to respond to inquiries from U.S. law enforcement agencies concerning their customers and their transactions. Additional information-sharing among financial institutions, regulators, and law enforcement authorities is encouraged by the presence of an exemption from the privacy provisions of Gramm-Leach for financial institutions that comply with this provision and the authorization of the Secretary of the Treasury to adopt rules to further encourage cooperation and information-sharing. The effectiveness of a financial institution in combating money laundering activities is a factor to be considered in any application submitted by the financial institution under the Bank Merger Act and BHCA. Management believes that Merchants is in compliance with all requirements prescribed by the USA Patriot Act and all applicable final implementing regulations.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002, signed into law July 30, 2002, addresses, among other issues, corporate governance, auditor independence and accounting standards, executive compensation, insider loans, whistleblower protection and enhanced and timely disclosure of corporate information. The SEC has adopted a substantial number of implementing rules, and the NASDAQ stock market has adopted corporate governance rules applicable to Merchants that have been approved by the SEC. The changes are intended to allow shareholders to monitor more effectively the performance of companies and management.

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Merchants’ chief executive officer and chief financial officer are each required to certify that Merchants’ quarterly and annual reports fully comply with the requirements of Sections 13(a) or 15(d) of the Securities Exchange Act and that the information contained in the report fairly presents, in all material respects, Merchants’ financial condition and results of operations.

Federal Home Loan Bank System

Merchants Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank (“FHLB”) provides a central credit facility primarily for member institutions. Member institutions are required to acquire and hold shares of capital stock in the FHLB in an amount at least equal to the sum of 0.35% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year and 4.5% of its advances (borrowings) from the FHLB. Merchants Bank was in compliance with this requirement with an investment in FHLB stock at December 31, 2009 of $8.63 million. At December 31, 2009, Merchants Bank had approximately $31.21 million in FHLB advances.

In early 2009, due to deterioration in its financial condition, the Federal Home Loan Bank of Boston (“FHLBB”) placed a moratorium on redemption of stock in excess of required levels of ownership and suspended payment of quarterly dividends on its stock. No dividend income on FHLBB stock was recorded during 2009 and no dividend income on FHLBB stock is expected during 2010. FHLBB announced a $186.80 million net loss for 2009. The loss was primarily driven by losses due to the other-than-temporary-impairment (“OTTI”) of its investment in private label MBS resulting in a credit loss of $444.10 million for 2009. FHLBB continues to be classified as “adequately capitalized” by its primary regulator. Based on current available information, Merchants does not believe that its investment in FHLBB stock is impaired. Merchants will continue to monitor its investment in FHLBB stock.

Available Information

Merchants files annual, quarterly, and current reports, proxy statements, and other documents with the SEC under the Exchange Act. The public may read and copy any materials that Merchants has filed with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Room 2521, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers, including Merchants, that file electronically with the SEC. The public can obtain any documents that Merchants has filed with the SEC at the SEC website at www.sec.gov.

Merchants also makes available free of charge on or through its Internet website at www.mbvt.com its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act, as soon as reasonably practicable after Merchants electronically files such materials with or furnishes them to the SEC. Merchants also makes all filed insider transactions available through its website free of charge. In addition, Merchants’ Audit Committee and Nominating and Governance Committee Charters as well as its Code of Ethics Policy for Senior Financial Officers are available free of charge on its website.

ITEM 1A—RISK FACTORS

•

Adverse changes in economic conditions could impair our financial condition and results of operations. Merchants is impacted by general business and economic conditions in the United States and, to a lesser extent, abroad. These conditions include short-term and long-term interest rates, inflation, money supply, political issues, legislative and regulatory changes, fluctuations in both debt and equity capital markets, broad trends in industry and finance, unemployment and the strength of the U.S. economy and the local economies in which Merchants operates, all of which are beyond Merchants’ control. Deterioration in economic conditions could result in an increase in loan delinquencies, and non-performing assets, decreases in loan collateral values and a decrease in demand for Merchants’ products and services.

•

The banking business is highly regulated, and Merchants may be adversely affected by changes in law and regulation. Merchants, primarily through Merchants Bank, is subject to extensive government regulation and supervision. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not shareholders. These regulations affect Merchants’ lending practices, capital structure, investment practices, dividend policy and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect Merchants in substantial and unpredictable ways. Such changes could subject Merchants to additional costs, limit the types of financial services and products Merchants may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on Merchants’ business, financial condition and results of operations. While Merchants has policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur. See the section captioned “Regulation and Supervision” in Item 1 of this report for further information.

•

There can be no assurance that government action will help stabilize the U.S. financial system and will not have unintended adverse consequences on Merchants. There can be no assurance as to what impact current and future government action and legislation will have on the financial markets. The failure of the U.S. government to execute programs intended to support the financial markets expeditiously could have a material adverse effect on the financial markets, which in turn could materially and adversely affect Merchants’ business, financial condition and results of operations. Merchants has faced increased regulation of its industry, compliance with which will increase Merchants’ costs and may limit its ability to pursue business opportunities. Also, participation in specific government programs intended to support banks may subject Merchants to additional restrictions. The effects of participating or not participating in any such programs cannot reliably be determined at this time.

•

If Merchants’ allowance for loan losses is not adequate to cover actual loan losses, its earnings could decrease. Sustained declines in housing activity including declines in building permits, housing starts and home prices have made it more difficult for our borrowers to sell their homes or refinance their debt. Sales have slowed, which has strained the resources of real estate developers and builders. The current economic uncertainty has affected employment levels and has impacted the ability of some of Merchants’ borrowers to service their debt. Bank regulatory agencies periodically review Merchants’ allowance for credit losses and may require an increase in the provision for credit losses or the recognition of further loan charge-offs, based on judgments different than those of management. In addition, if charge-offs in future periods exceed the allowance for credit losses, Merchants will need additional provisions to increase the allowance for credit losses. Any increases in the allowance for credit losses will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on Merchants’ financial condition and results of operations. Merchants may suffer higher loan losses as a result of these factors and the resulting impact on its borrowers.

•

If market conditions worsen, the fair value of Merchants’ investment portfolio could be adversely affected and, in such case, certain unrealized losses could be designated as other than temporary in future periods which could result in a material charge to earnings and an adverse impact on Merchants’ capital ratios. Merchants worked to decrease its credit exposure in the investment portfolio during 2009, selling its entire commercial mortgage backed securities portfolio and several of its non-agency CMOs. Merchants, with the help of its investment advisor, has performed extensive analysis and stress testing on the remaining non-agency bonds in its investment portfolio. Merchants is closely tracking the performance of the underlying collateral on this portion of the portfolio.

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

•

Interest rate volatility may reduce Merchants’ profitability. Merchants’ consolidated earnings and financial condition are primarily dependent upon net interest income, which is the difference between interest earned from loans and investments and interest paid on deposits and borrowings. The narrowing of interest rate spreads could adversely affect Merchants’ earnings and financial condition. Merchants cannot predict with certainty or control changes in interest rates. Regional and local economic conditions and the policies of regulatory authorities, including monetary policies of the Federal Reserve Board, affect interest income and interest expense. While Merchants has ongoing policies and procedures designed to manage the risks associated with changes in market interest rates, changes in interest rates still may have an adverse effect on Merchants’ profitability. The current steep yield curve provides opportunities for Merchants as a financial intermediary. If the yield curve should flatten Merchants’ net interest income could be negatively impacted. Increases in interest rates could affect the amount of loans that Merchants can originate, because higher rates could cause customers to apply for fewer mortgages, or cause depositors to shift funds from accounts that have a comparatively lower cost, to accounts with a higher cost or experience customer attrition due to competitor pricing. If the cost of interest-bearing deposits increases at a rate greater than the yields on interest-earning assets increase, net interest income will be negatively affected. Changes in the asset and liability mix may also affect net interest income. Similarly, lower interest rates cause higher yielding assets to prepay and floating or adjustable rate assets to reset to lower rates. If Merchants is not able to reduce its funding costs sufficiently, due to either competitive factors or the maturity schedule of existing liabilities, then Merchants’ net interest margin will decline.

•

Merchants could experience a liquidity crisis. Under certain circumstances Merchants’ sources of liquidity could become stressed if customers withdraw their money from the financial system or Merchants’ other sources of liquidity become limited or unavailable.

•

Merchants’ commercial, commercial real estate and construction loan portfolio may expose it to increased credit risks. At December 31, 2009, approximately 47% of Merchants’ loan portfolio was comprised of commercial, commercial real estate, and construction loans with some relationships exceeding $15 million dollars, exposing Merchants to the risks inherent in financings based upon analyses of credit risk, the value of underlying collateral, including real estate, and other more intangible factors, which are considered in making commercial loans. In general, commercial and commercial real estate loans historically pose greater credit risks, than owner occupied residential mortgage loans. The repayment of commercial real estate loans depends on the business and financial condition of borrowers, and a number of Merchants’ borrowers have more than one commercial real estate loan outstanding with Merchants. Further, these loans are concentrated primarily in Vermont. Economic events and changes in government regulations, which Merchants and its borrowers cannot control or reliably predict, could have an adverse impact on the cash flows generated by properties securing our commercial real estate loans and on the values of the properties securing those loans. Repayment of commercial loan depends substantially on the borrowers’ underlying business, financial condition and cash flows. Commercial loans are generally collateralized by equipment, leases, inventory, accounts receivable and other fixed assets. Compared to real estate, that type of collateral is more difficult to monitor, its value is harder to ascertain, it may depreciate more rapidly and it may not be as readily saleable if repossessed.

•

Merchants’ loans are concentrated in Vermont, and adverse conditions in those markets could adversely affect Merchants’ operations. If real estate values in Merchants’ market decline or become stagnant, business could be adversely affected. At December 31, 2009, approximately 82% of Merchants’ loan portfolio was comprised of residential real estate and commercial real estate and construction loans, exposing Merchants to the risks inherent in financings based upon analyses of credit risk and the value of underlying collateral. Real estate prices in some parts of the country have steadily declined and activity in real estate construction and housing starts has declined significantly. These trends could ultimately impact the value and liquidity of the real estate or other collateral securing Merchants’ loans. Merchants’ profitability may be negatively impacted by errors in risk analyses, by loan defaults, and the ability of certain borrowers to repay such loans may be adversely affected by any downturn in general economic conditions.

•

Merchants must adapt to information technology changes in the financial services industry, which could present operational issues, require significant capital spending, or impact Merchants’ reputation. The financial services industry is constantly undergoing technological changes, with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and reduce costs. Merchants’ future success will depend, in part, upon Merchants’ ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience, as well as to create additional efficiencies in Merchants’ operations. Merchants may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to Merchants’ customers.

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

o

the risk that difficulties will arise in connection with the integration of the operations of the acquired business with the operations of Merchants’ businesses;

o

the risk that management will divert its attention from other aspects of Merchants’ business;

o

the risk that Merchants may lose key employees of the combined business; and

o

the risks associated with entering into geographic and product markets in which Merchants has limited or no direct prior experience.

•

The increase in FDIC deposit insurance premiums will increase Merchants’ non-interest expense. Beginning April 1, 2009, the minimum annualized assessment rate for Risk Category 1 institutions, which includes Merchants, was 7 basis points and the maximum annualized assessment rate was 24 basis points. Beginning January 1, 2011, the FDIC assessment rates will be increased by 3 basis points. In November 2009, the FDIC issued a final rule that mandated that insured depository institutions prepay their quarterly risk-based assessments to the FDIC for the fourth quarter of 2009 and for all of 2010, 2011 and 2012 on December 31, 2009. FDIC insurance expense totaled $1.96 million and $356 thousand in 2009 and 2008, respectively. There is no guarantee that the FDIC will not impose another special assessment or increase rates further than what has been announced.

•

Merchants may be unable to attract and retain key personnel. Merchants’ success depends, in large part, on its ability to attract and retain key personnel. Competition for qualified personnel in the financial services industry can be intense and Merchants’ may not be able to hire or retain the key personnel that it depends upon for success. The unexpected loss of services of one or more of Merchants’ key personnel could have a material adverse impact on its business because of their skills, knowledge of the markets in which Merchants operate, years of industry experience and the difficulty of promptly finding qualified replacement personnel.

These factors, as well as general economic and market conditions in the United States of America, fears of a global recession, and continued market turmoil and credit issues, may materially and adversely affect the market price of shares of Merchants’ common stock. Because of these and other factors, past financial performance should not be considered an indicator of future performance. The forward-looking statements contained herein represent Merchants’ judgment as of the date of this Form 10-K, and Merchants undertakes no duty to update these forward-looking statements. Merchants cautions readers not to place undue reliance on such statements.

ITEM 1B—UNRESOLVED STAFF COMMENTS

Merchants has no unresolved comments from the SEC staff.

ITEM 2—PROPERTIES

Merchants made the decision during 2008 to close three of its branches, two were closed in 2008, and one more closed in 2009. One of the properties was sold in early 2009 for an amount in excess of its current net book value. During 2009, Merchants completely refurbished one of its facilities in the Burlington area, expanded a full service facility in the southern part of the state and also expanded one of its facilities in the southern part of the state to a full service branch. As of December 31, 2009, Merchants operated 34 full-service banking offices, and 42 ATMs throughout the state of Vermont. Merchants’ headquarters are located in Merchants’ Service Center at 275 Kennedy Drive, South Burlington, Vermont, which also houses Merchants’ operations and administrative offices and Merchants’ Trust division.

Merchants leases certain premises from third parties, including its headquarters, under current market terms and conditions. The offices of all subsidiaries are in good physical condition with modern equipment and facilities considered adequate to meet the banking needs of customers in the communities served. Additional information relating to Merchants’ properties is set forth in Note 4 to the consolidated financial statements included in Item 8 of this 2009 Annual Report on Form 10-K.

ITEM 3—LEGAL PROCEEDINGS

Merchants and certain of its subsidiaries have been named as defendants in various legal proceedings arising from their normal business activities. Although the amount of any ultimate liability with respect to such proceedings cannot be determined, in the opinion of Management, based upon the opinion of counsel, on the outcome of such proceedings, any such liability will not have a material effect on the consolidated financial position of Merchants and its subsidiaries.

ITEM 4—[RESERVED]

PART II

ITEM 5—MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS

AND ISSUER PURCHASES OF EQUITY SECURITIES

The common stock of Merchants is traded on the NASDAQ Stock Market under the trading symbol “MBVT”. Quarterly stock prices and dividends per share paid for each quarterly period during the last two years were as follows:

Quarter Ended	High	Low	Dividends Paid
December 31, 2009	$25.00	$19.51	$0.28
September 30, 2009	26.48	21.22	0.28
June 30, 2009	24.02	17.59	0.28
March 31, 2009	20.95	16.89	0.28
December 31, 2008	24.45	17.00	0.28
September 30, 2008	24.25	18.00	0.28
June 30, 2008	24.12	22.22	0.28
March 31, 2008	24.49	21.50	0.28

High and low stock prices are based upon quotations as provided by the National Association of Securities Dealers, Inc. Prices of transactions between private parties may vary from the ranges quoted above.

Performance Graph

The line-graph presentation below compares cumulative five-year shareholder returns with the NASDAQ Banks and the Russell 2000 Index. The comparison assumes the investment, on 12/31/2004, of $100 in Merchants’ common stock and each of the foregoing indices and reinvestment of all dividends.

			Period Ending
Index	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
Merchants Bancshares, Inc.	100.00	86.28	86.20	92.78	78.04	99.15
NASDAQ Bank	100.00	95.67	106.20	82.76	62.96	51.31
Russell 2000	100.00	104.55	123.76	121.82	80.66	102.58

The graph and related information furnished under Part II Item 5 of this Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC, or subject to Regulation 14A or 14C, other than as provided in Item 201 of Regulation S-K, or to the liabilities of Section 18 of the Exchange Act, as amended, except to the extent that Merchants specifically requests that such information be treated as soliciting material. Such information shall not be incorporated by reference into any future filing under the Securities Act or Exchange Act, each as amended, except to the extent that Merchants specifically incorporates it by reference into such filing.

Securities Authorized for Issuance under Equity Compensation Plans

Merchants maintains equity compensation plans: the 2008 Deferred Compensation Plan for Non-Employee Directors and Trustees (the “deferred compensation plan”) and the Long Term Incentive/Stock Option Plan (the “stock option plan”). Each of these plans has been approved by Merchants’ stockholders. The following table includes information as of December 31, 2009 about these plans which provide for the issuance of common stock in connection with the exercise of stock options and other share-based awards.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Equity Compensation Plans Approved by Security Holders	81,071(a)	$23.30(b)	668,995
Equity Compensation Plans Not Approved by Security Holders	--	--	--
Total	81,071	$23.30	668,995

(a)

This number does not include an aggregate of 326,453 shares then outstanding under the deferred compensation plan.

(b)

This price reflects the weighted-average exercise price of outstanding stock options.

Purchases of Issuer Equity Securities by the Issuer

The following table provides information with respect to purchases Merchants made of its common stock during the three months ended December 31, 2009:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 – 31, 2009	--	--	--	56,525
November 1– 30, 2009	--	--	--	56,525
December 1 – 31, 2009	--	--	--	56,525
Total	--	--	--

In January 2007 Merchants’ Board of Directors approved a stock repurchase program, pursuant to which Merchants may repurchase 200,000 shares of its stock from time to time through January 2008. The program was extended by the Board at its meetings in January 2008, 2009 and 2010, and the program has now been extended to January 2011. Merchants has purchased 143,475 shares of its common stock on the open market under the program at an average per share price of $22.94. No shares were purchased during 2009 under the program.

As of March 8, 2010, Merchants had 851 registered shareholders. Merchants declared and distributed dividends totaling $1.12 per share during 2009. In January 2010, Merchants declared a dividend of $0.28 per share, which was paid on February 18, 2010, to shareholders of record as of February 4, 2010. Future dividends will depend upon the financial condition and earnings of Merchants and its subsidiaries, its need for funds and other factors, including applicable government regulations.

American Stock Transfer & Trust Company provides transfer agent services for Merchants. Inquiries may be directed to: American Stock Transfer & Trust Company, 59 Maiden Lane, New York, New York, 10038, telephone: 1-800-937-5449, Internet address: http://www.amstock.com, or email: info@amstock.com.

ITEM 6—SELECTED FINANCIAL DATA

The supplementary financial data presented in the following tables contain information highlighting certain significant trends in Merchants’ financial condition and results of operations over an extended period of time.

The following information should be analyzed in conjunction with Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations and with the audited consolidated financial statements included in Item 8 of this 2009 Annual Report on Form 10-K.

Merchants Bancshares, Inc.

Five Year Summary of Financial Data

	At or For the Years Ended December 31,
(In thousands except share and per share data)	2009	2008	2007	2006	2005
Results for the Year
Interest and Dividend Income	$66,340	$68,582	$64,599	$61,997	$53,809
Interest Expense	16,224	24,929	26,386	23,289	13,874
Net Interest Income	50,116	43,653	38,213	38,708	39,935
Provision for Loan Losses	4,100	1,525	1,150	--	--
Net Interest Income after Provision for Loan Losses	46,016	42,128	37,063	38,708	39,935
Noninterest Income	10,315	8,658	9,344	8,188	7,800
Noninterest Expense	40,098	35,101	32,288	32,724	32,082
Income before Income Taxes	16,233	15,685	14,119	14,172	15,653
Provision for Income Taxes	3,754	3,768	3,261	3,301	3,751
Net Income	$12,479	$11,917	$10,858	$10,871	$11,902

Share Data
Basic Earnings per Common Share	$2.04	$1.96	$1.77	$1.73	$1.88
Diluted Earnings per Common Share	$2.04	$1.96	$1.76	$1.73	$1.87
Cash Dividends Declared per Common Share	$1.12	$1.12	$1.12	$1.12	$1.08
Weighted Average Common Shares Outstanding (1)	6,105,909	6,069,653	6,148,494	6,275,709	6,318,524
Period End Common Shares Outstanding (2)	6,141,823	6,061,182	6,096,737	6,196,328	6,290,889
Year-end Book Value	$15.65	$13.89	$13.05	$11.87	$11.11
Year-end Book Value (2)	$14.82	$13.15	$12.35	$11.25	$10.55

Key Performance Ratios
Return on Average Shareholders' Equity	14.67%	15.83%	15.37%	16.24%	18.26%
Return on Average Assets	0.91%	0.93%	0.96%	0.98%	1.13%
Tier 1 Leverage Ratio	7.67%	7.42%	8.14%	8.24%	8.54%
Tangible Equity Ratio	6.34%	5.94%	6.42%	5.93%	6.59%
Allowance for Loan Loss to Total Loans at Year-end (3)	1.19%	1.05%	1.09%	1.00%	1.17%
Nonperforming Loans as a Percentage of Total Loans	1.58%	1.37%	1.26%	0.39%	0.39%
Net Interest Margin	3.80%	3.58%	3.56%	3.69%	4.03%

Average Balances
Total Assets	$1,376,441	$1,277,242	$1,131,588	$1,110,701	$1,053,861
Earning Assets	1,326,326	1,220,393	1,075,367	1,050,123	990,495
Gross Loans	901,582	781,645	713,119	648,713	589,408
Investments (4)	388,215	428,198	325,860	394,611	400,268
Total Deposits	1,003,778	923,863	873,674	857,022	843,952
Shareholders' Equity	85,093	75,303	70,661	66,959	65,179

At Year-End
Total Assets	$1,435,248	$1,341,210	$1,170,743	$1,136,958	$1,075,236
Gross Loans	918,538	847,127	731,508	689,283	605,926
Allowance for Loan Losses (3)	10,976	8,894	8,002	6,911	7,083
Investments (4)	417,441	440,132	370,704	345,059	399,356
Total Deposits	1,043,319	930,797	867,437	877,352	854,576
Shareholders' Equity	91,012	79,697	75,307	69,697	66,397

(1)

Weighted average common shares outstanding includes an average of 317,288; 315,130; 319,357; 313,079; and 309,268 shares held in Rabbi Trusts for deferred compensation plans for directors for 2009, 2008, 2007, 2006, and 2005, respectively.

(2)

Period end common shares outstanding and this book value includes 326,453; 323,754; 325,789; 323,038; and 314,602 shares held in Rabbi Trusts for deferred compensation plans for directors for 2009, 2008, 2007, 2006, and 2005, respectively.

(3)

Effective March 31, 2006 Merchants transferred the portion of the allowance for loan losses related to undisbursed lines of credit to other liabilities.

(4)

Includes Federal Home Loan Bank stock.

Merchants Bancshares, Inc.

Summary of Quarterly Financial Information

(Unaudited)

(In thousands except per share data)	2009					2008
	Q4	Q3	Q2	Q1	Year	Q4	Q3	Q2	Q1	Year
Interest and Dividend Income	$16,013	$16,579	$16,713	$17,035	$66,340	$17,574	$17,617	$16,942	$16,449	$68,582
Interest Expense	3,309	3,883	4,338	4,694	16,224	5,475	6,191	6,452	6,811	24,929
Net Interest Income	12,704	12,696	12,375	12,341	50,116	12,099	11,426	10,490	9,638	43,653
Provision for Loan Losses	600	600	2,000	900	4,100	600	575	50	300	1,525
Noninterest Income	3,378	2,602	2,406	1,929	10,315	1,824	2,286	2,305	2,243	8,658
Noninterest Expense	10,418	9,803	10,335	9,542	40,098	9,244	8,783	8,950	8,124	35,101
Income before Income Taxes	5,064	4,895	2,446	3,828	16,233	4,079	4,354	3,795	3,457	15,685
Provision for Income Taxes	1,268	1,181	383	922	3,754	1,015	1,042	911	800	3,768
Net Income	$ 3,796	$ 3,714	$ 2,063	$ 2,906	$12,479	$ 3,064	$ 3,312	$ 2,884	$ 2,657	$11,917
Basic Earnings Per Share	$ 0.62	$ 0.61	$ 0.34	$ 0.48	$ 2.04	$ 0.51	$ 0.55	$ 0.48	$ 0.44	$ 1.96
Diluted Earnings Per Share	0.62	0.61	0.34	0.48	2.04	0.51	0.55	0.47	0.44	1.96
Cash Dividends Declared and Paid Per Share	$ 0.28	$ 0.28	$ 0.28	$ 0.28	$ 1.12	$ 0.28	$ 0.28	$ 0.28	$ 0.28	$ 1.12

ITEM 7—	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES

Management’s discussion and analysis of Merchants’ financial condition and results of operations is based on the consolidated financial statements which are prepared in accordance with accounting principles generally accepted in the United States. The preparation of such consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Management evaluates its estimates on an ongoing basis. Management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis in making judgments about financial statement amounts. Actual results could differ from the amount derived from management’s estimates and assumptions under different conditions.

Merchants’ significant accounting policies are described in more detail in Note 1 to the consolidated financial statements included in Item 8 of this Form 10-K. Management believes the following accounting policies are the most critical to the preparation of the consolidated financial statements.

Allowance for Credit Losses: The allowance for credit losses (“Allowance”) includes the allowance for loan losses and the reserve for undisbursed lines of credit. The Allowance, which is established through the provision for credit losses, is based on Management’s evaluation of the level of allowance required in relation to the estimated loss exposure in the loan portfolio and undisbursed lines of credit. Management believes the Allowance is a significant estimate and therefore evaluates it for adequacy each quarter. When determining the appropriate amount of the Allowance Management considers factors such as previous loss experience, the size and composition of the loan portfolio, current economic and real estate market conditions, the performance of individual loans in relation to contract terms, and estimated fair value of collateral that secures the loans. The use of different estimates or assumptions could produce a different Allowance.

Income Taxes: Merchants estimates its income taxes for each period for which a statement of income is presented. This involves estimating Merchants’ actual current tax exposure, as well as assessing temporary differences resulting from differing timing of recognition of expenses, income and tax credits, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in Merchants’ consolidated balance sheets. Merchants must also assess the likelihood that any deferred tax assets will be recovered from future taxable income and, to the extent that recovery is not likely, a valuation allowance must be established. Significant management judgment is required in determining income tax expense, and deferred tax assets and liabilities. As of December 31, 2009 Merchants determined that no valuation allowance for deferred tax assets was necessary.

Valuation of Investment Securities: Management evaluates securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. When an other-than-temporary impairment has occurred, the amount of the other-than-temporary impairment recognized in earnings depends on whether Merchants intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss. To determine whether an impairment is other-than-temporary, Merchants considers all available information relevant to the collectability of the security, including past events, current conditions, and reasonable and supportable forecasts when developing estimates of cash flows expected to be collected. Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to year-end, forecasted performance of the investee, and the general market condition in the geographic area or industry the investee operates in.

If Merchants intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss, the other-than-temporary impairment is recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. If Merchants does not intend to sell the security and it is not more likely than not that Merchants will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss, the other-than-temporary impairment is separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to other factors is recognized in other comprehensive income, net of applicable income taxes.

GENERAL

The following discussion and analysis of financial condition and results of operations of Merchants and its subsidiaries for the three years ended December 31, 2009 should be read in conjunction with the Consolidated Financial Statements and Notes thereto and selected statistical information appearing elsewhere in this Form 10-K. The information about asset yields, interest rate spreads and net interest margins is discussed on a fully taxable equivalent basis. The financial condition and results of operations of Merchants essentially reflect the operations of its principal subsidiary, Merchants Bank. Certain statements contained in this section constitute “Forward-Looking Statements” and are subject to certain risks and uncertainties described in this 10-K under the heading “Forward-Looking Statements” and “Risk Factors”.

Recent Market Developments

Certain segments of the financial services industry are facing challenges in the face of prolonged economic uncertainty. In some areas, dramatic declines in the housing market, increasing foreclosures and rising unemployment have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. These write-downs have caused many financial institutions to seek additional capital; to merge with larger and stronger institutions; and, in some cases, to fail. The FDIC closed 140 banks during 2009 and has closed more than 25 banks through the first week of March 2010, compared to 25 bank closures for all of 2008. Merchants is fortunate that, to date, the markets it serves have been impacted to a lesser extent than many areas around the country. However, a prolonged recession and persistently adverse economic conditions would likely impact these markets over time, and have a negative impact upon Merchants’ financial condition and performance.

In response to the financial crises affecting the banking system and financial markets, there have been many announcements of Federal programs designed to purchase or insure assets from, provide equity capital to, and guarantee the liquidity of, the industry. There can be no assurance that government action will help stabilize the U.S. financial system and will not have unintended adverse consequences on Merchants.

RESULTS OF OPERATIONS

Overview

Merchants realized net income of $12.48 million, $11.92 million, and $10.86 million for the years ended December 31, 2009, 2008 and 2007, respectively. Basic earnings per share were $2.04, $1.96, and $1.77 and diluted earnings per share were $2.04, $1.96, and $1.76 for the years ended December 31, 2009, 2008, and 2007, respectively. Merchants declared and distributed total dividends of $1.12 per share each year during 2009, 2008, and 2007, respectively. In January 2010, Merchants declared a dividend of $0.28 per share, which was paid on February 18, 2009, to shareholders of record as of February 4, 2009.

Net income as a percentage of average equity capital was 14.67%, 15.83%, and 15.37%, for 2009, 2008, and 2007, respectively. Net income as a percentage of average assets was 0.91%, 0.93%, and 0.96%, for 2009, 2008, and 2007, respectively.

•

Net interest income - Merchants’ taxable equivalent net interest income increased $6.65 million to $50.38 million for 2009 compared to 2008, a 15.2% increase. Merchants’ taxable equivalent net interest margin increased to 3.80% from 3.58% over the same time period.

•

Provision for Credit Losses – The provision for credit losses was $4.10 million for 2009 compared to $1.53 million for 2008, reflecting increases in total loans combined with increased non-accruing and classified loans and net charge-offs, as well as a prolonged period of declining economic activity.

•

Loans - Loans ended 2009 at $918.54 million, a $71.41 million, or 8.4%, increase over 2008 ending balances.

•

Deposits - Merchants’ year-end deposit balances increased $112.52 million, or 12.1%, to $1.04 billion at December 31, 2009 from $930.80 million at December 31, 2008. All deposit categories grew over 2008 year end balances.

•

FHLB prepayment - Merchants prepaid a total of $60.63 million in FHLB debt during 2009, resulting in a $1.55 million prepayment penalty.

Net Interest Income

2009 compared with 2008

Merchants’ taxable equivalent net interest income increased $6.65 million to $50.38 million for 2009 compared to 2008, a 15% increase. Merchants’ taxable equivalent net interest margin increased to 3.80% from 3.58% over the same time period. Merchants’ average earning assets increased $105.93 million to $1.33 billion at an average rate of 5.02% for 2009 compared to $1.22 billion at an average rate of 5.63% for 2008. The decrease in the average rate earned on assets was more than offset by decreases in the cost of interest bearing liabilities, which decreased to 1.40% for 2009 from 2.33% for 2008.

The mix of the earning asset base changed during 2009 as Merchants was able to reposition its earning assets with a larger component in loans, Merchants’ highest yielding asset class. Average loans increased $119.94 million to $901.58 million at an average rate of 5.31% for 2009, from an average of $781.65 million at an average rate of 5.97% for 2008; while average investments decreased $39.98 million to $388.22 million at an average rate of 4.79% from an average of $428.20 million at an average rate of 5.05%; and average short-term investments increased $25.98 million to $36.53 million at an average rate of 0.29% from $10.55 million at an average rate of 3.33%.

Merchants deposit growth during 2009 was very strong, total average deposits increased to $1.00 billion, a $79.92 million, or 8.6% increase over average balances for 2008. The average cost of interest bearing deposits for 2009 was 1.08%, a decrease of 94 basis points from 2008. This decrease is largely a result of the low interest rate environment during all of 2009, and, to a lesser extent, a result of a slight shift in the make up of interest bearing deposits toward lower cost transaction accounts from time deposits. Merchants also had great success in growing its cash management sweep product during the year. This category is titled “Securities sold under agreements to repurchase, short-term” on the accompanying schedule. Average balances in this product increased $24.02 million to $108.30 million at an average rate of 0.57% for 2009 from $84.28 million at an average rate of 1.90% for 2008. Merchants also reduced its dependence on wholesale borrowing during the year and prepaid a total of $60.63 million in FHLB debt, at an average rate of 3.74%, over the course of 2009. Merchants incurred a prepayment penalty of $1.55 million in conjunction with the prepayment. Merchants estimates that it earned back approximately 40% of that prepayment penalty during 2009. Because $42.63 million of the prepayment occurred in the second half of the year, and most of that was in the last two months of the year, the annual average balance in this category only decreased by $10.08 million for 2009 compared to 2008.

Merchants closed its private placement of an aggregate of $20 million of trust preferred securities on December 15, 2004. The securities carried a fixed rate of interest at 5.95% through December 2009 at which time the rate became variable and adjusts quarterly at a fixed spread over three month LIBOR. The impact on net interest income for 2009 and 2008 from the interest expense on the trust preferred securities was $1.19 million per year.

Merchants has entered into two interest rate swap arrangements for its trust preferred issuance. The swaps fix the interest rate on $10 million at 6.50% for three years and at 5.23% for seven years for the balance of $10 million. The swaps were effective beginning on December 15, 2009. Merchants’ blended cost of the trust preferred issuance beginning in December 2009 is 5.87% for a five-year average term. The trust preferred securities mature on December 31, 2034, and are redeemable without penalty at Merchants’ option, subject to prior approval by the Federal Reserve Bank (“FRB”), beginning December 15, 2009.

2008 compared with 2007

Merchants’ taxable equivalent net interest income increased $5.45 million to $43.74 million for 2008 compared to 2007, a 14% increase. Merchants’ net interest margin increased slightly to 3.58% for 2008 compared to 3.56% for 2007. This increase was a result of an overall higher earning asset base and a higher net interest rate spread for 2008 when compared to 2007. As shown in the following table, Merchants’ average earning assets for 2008 were $1.22 billion at an average yield of 5.63% compared to $1.08 billion at an average yield of 6.01% for 2007. Merchants took advantage of the steepening yield curve (the increased spread between short term and longer term rates) during 2008 to put some additional leverage on the balance sheet early in the year. Average investments for 2008 were $428.20 million at an average rate of 5.05% compared to $325.86 million at an average rate of 4.74% for 2007. Although rates moved down through most of 2008, credit spreads were wider and provided an opportunity to purchase high quality investments at attractive interest rates. Investments purchased during 2008 consisted exclusively of government agency mortgage backed securities (“MBS”) and government agency (“Agency”) collateralized mortgage obligations (“CMO”). Merchants also grew its loan portfolio during 2008; average loans for 2008 were $781.65 million, a $68.53 million, or 10%, increase over 2007 average loans. The average rate earned on the loan portfolio decreased to 5.97% from 6.64% for 2007. Although credit spreads on the loan side had also widened, the FRB decreased the prime lending rate by 4.0% during 2008, which had a direct impact on variable rate loan pricing.

Merchants’ average cost of funds decreased by 50 basis points to 2.33% for 2008 compared to 2.83% for 2007 while average interest bearing liabilities increased to $1.07 billion for 2008 compared to $931.59 million for 2007. Merchants’ average interest bearing deposits increased $53.12 million for 2008 compared to 2007. The average rate was 2.02%, 37 basis points lower than 2007. Merchants experienced a steady increase in its proportion of time deposits to total deposits over the last three years, but had not responded to competitive pressures and kept the average rate paid on these deposits at the low end of the market. Total average time deposits for 2008 were $376.58 million, a $50.64 million increase over average time deposits for 2007. Total average borrowed funds increased $85.48 million at an average rate of 3.27%, a 140 basis point decrease from 2007 levels.

The following table presents the condensed annual average balance sheets for 2009, 2008, and 2007. The total dollar amount of interest income from assets and the related yields are calculated on a taxable equivalent basis:

Merchants Bancshares, Inc.

Distribution of Assets, Liabilities and Shareholders' Equity; Interest Rates and Net Interest Margin

	2009			2008			2007
		Interest	Average		Interest	Average		Interest	Average
Taxable equivalent	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(In thousands)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS:
Investment securities: (a)
U.S. Treasury and Agencies	$344,086	$16,874	4.84%	$362,203	$19,463	5.37%	$212,153	$11,976	5.64%
Other, including FHLB Stock	44,129	1,713	3.88%	65,995	2,157	3.27%	113,707	3,472	3.05%
Total investment securities	388,215	18,587	4.79%	428,198	21,620	5.05%	325,860	15,448	4.74%

Loans, including fees on loans:
Commercial	150,302	6,552	4.36%	97,977	5,823	5.94%	86,237	6,553	7.60%
Real Estate	743,582	40,961	5.51%	676,184	40,404	5.98%	619,290	40,287	6.51%
Consumer	7,698	398	5.17%	7,484	466	6.23%	7,592	498	6.56%
Total loans (b) (c)	901,582	47,911	5.31%	781,645	46,693	5.97%	713,119	47,338	6.64%

Federal funds sold, securities sold under agreements to repurchase and interest bearing deposits with banks	36,529	107	0.29%	10,551	351	3.33%	36,388	1,882	5.17%
Total earning assets	1,326,326	66,605	5.02%	1,220,394	68,664	5.63%	1,075,367	64,668	6.01%

Allowance for loan losses	(10,430)			(8,415)			(7,275)
Cash and cash equivalents	25,857			34,931			34,969
Premises and equipment	11,935			11,196			11,945
Other assets	22,753			19,136			16,582
Total assets	$1,376,441			$1,277,242			$1,131,588

LIABILITIES AND SHAREHOLDERS EQUITY:
Interest bearing deposits:
Savings, Money market & NOW Accounts	$479,951	$1,901	0.40%	$427,802	$3,876	0.91%	$425,325	$4,779	1.12%
Time deposits	408,761	7,704	1.88%	376,579	12,370	3.28%	325,940	13,181	4.04%
Total interest bearing deposits	888,712	9,605	1.08%	804,381	16,246	2.02%	751,265	17,960	2.39%
Federal funds purchased and Federal Home Loan Bank short-term borrowings	7,100	20	0.29%	5,102	82	1.61%	--	--	--
Securities sold under agreements to repurchase, short-term	108,295	621	0.57%	84,280	1,604	1.90%	85,041	3,503	4.12%
Securities sold under agreements to repurchase, long term	54,000	1,970	3.65%	62,046	2,193	3.53%	23,944	1,326	5.54%
Other long-term debt (d)	83,676	2,818	3.37%	93,753	3,614	3.85%	50,719	2,407	4.75%
Junior subordinated debentures issued to unconsolidated subsidiary trust	20,619	1,190	5.77%	20,619	1,190	5.77%	20,619	1,190	5.77%
Total borrowed funds	273,690	6,619	2.42%	265,800	8,683	3.27%	180,323	8,426	4.67%
Total interest bearing liabilities	1,162,402	16,224	1.40%	1,070,181	24,929	2.33%	931,588	26,386	2.83%

Demand deposits	115,066			119,482			122,409
Other liabilities	13,880			12,276			6,930
Shareholders' equity	85,093			75,303			70,661
Total liabilities & shareholders' equity	$1,376,441			$1,277,242			$1,131,588

Net interest income (b)		$50,381			$43,735			$38,282
Tax equivalent adjustment		(265)			(82)			(69)
Net interest income per book		$50,116			$43,653			$38,214

Yield spread			3.62%			3.30%			3.18%

Net interest margin (b)			3.80%			3.58%			3.56%

(a)

Available for sale securities and held to maturity securities are included at amortized cost.

(b)

Tax exempt interest has been converted to a tax equivalent basis using the Federal tax rate of 35%.

(c)

Includes principal balance of non-accrual loans and fees on loans.

(d)

Excludes prepayment penalty of $1.55 million.

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

Merchants Bancshares, Inc.

Analysis of Changes in Fully Taxable Equivalent Net Interest Income

	2009 vs 2008
				Due to
			Increase			Volume/
(In thousands)	2009	2008	(Decrease)	Volume	Rate	Rate
Fully taxable equivalent interest income:
Loans	$ 47,911	$ 46,693	$ 1,218	$ 7,165	$ (5,156)	$ (791)
Investments	18,587	21,620	(3,033)	(2,019)	(1,118)	104
Federal funds sold, securities sold under agreements to repurchase and interest bearing deposits with banks	107	351	(244)	864	(320)	(788)
Total interest income	66,605	68,664	(2,059)	6,010	(6,594)	(1,475)
Less interest expense:
Savings, money market & NOW accounts	1,901	3,876	(1,975)	473	(2,182)	(266)
Time deposits	7,704	12,370	(4,666)	1,057	(5,272)	(451)
Federal Funds Purchased and Federal Home Loan Bank short-term borrowings	20	82	(62)	32	(67)	(27)
Securities sold under agreements to repurchase, short-term	621	1,604	(983)	457	(1,121)	(319)
Securities sold under agreements to repurchase, long-term	1,970	2,193	(223)	(284)	71	(10)
Other long-term debt	2,818	3,614	(796)	(388)	(457)	49
Junior subordinated debentures issued to unconsolidated subsidiary trust	1,190	1,190	--	--	--	--
Total interest expense	16,224	24,929	(8,705)	1,347	(9,028)	(1,024)
Net interest income	$ 50,381	$ 43,735	$ 6,646	$ 4,663	$ 2,434	$ (451)

	2008 vs 2007
				Due to
			Increase			Volume/
(In thousands)	2008	2007	(Decrease)	Volume	Rate	Rate
Fully taxable equivalent interest income:
Loans	$ 46,693	$ 47,338	$ (645)	$ 4,549	$ (4,739)	$ (455)
Investments	21,620	15,448	6,172	4,852	1,005	315
Federal funds sold, securities sold under agreements to repurchase and interest bearing deposits with banks	351	1,882	(1,531)	(1,336)	(672)	477
Total interest income	68,664	64,668	3,996	8,065	(4,406)	337
Less interest expense:
Savings, Money market & NOW accounts	3,876	4,779	(903)	28	(925)	(6)
Time deposits	12,370	13,181	(811)	2,048	(2,475)	(384)
Federal Funds Purchased and Federal Home Loan Bank short-term borrowings	82	--	82	--	--	82
Securities sold under agreements to repurchase short-term	1,604	3,503	(1,899)	(31)	(1,884)	16
Securities sold under agreements to repurchase, long-term	2,193	1,326	867	2,110	(480)	(763)
Other long-term debt	3,614	2,407	1,207	2,042	(452)	(383)
Junior subordinated debentures issued to unconsolidated subsidiary trust	1,190	1,190	--	--	--	--
Total interest expense	24,929	26,386	(1,457)	6,197	(6,216)	(1,438)
Net interest income	$ 43,735	$ 38,282	$ 5,453	$ 1,868	$ 1,810	$ 1,775

Provision for Credit Losses

The allowance for loan losses at December 31, 2009 was $10.98 million, 1.19% of total loans and 76% of non-performing loans, compared to the December 31, 2008 balance of $8.89 million, 1.05% of total loans and 76% of non-performing loans. Merchants recorded a provision expense of $4.10 million during 2009 compared to $1.53 million in 2008. The increase in the provision is the result of a number of factors:

•

Loans ended 2009 at $918.54 million, a $71.41 million, or 8.4% increase over year end 2008;

•

Non-performing loans increased to $14.48 million at December 31, 2009 from $11.64 million at December 31, 2008;

•

Accruing substandard loans increased to $16.19 million at December 31, 2009 from $13.74 million at December 31, 2008;

•

Net charge-offs for 2009 were $1.71 million compared to $564 thousand for 2008.

•

A prolonged period of high economic uncertainty that existed throughout 2009 and is projected to continue through much of 2010.

Merchants had $655 thousand in Other Real Estate Owned (“OREO”) at December 31, 2009 and $802 thousand at December 31, 2008. Nonperforming assets as a percentage of total assets were 1.05% at December 31, 2009 compared to 0.93% at December 31, 2008. All of these factors are taken into consideration during Management’s quarterly review of the Allowance which Management continues to deem adequate under current market conditions. For a more detailed discussion of Merchants’ Allowance and nonperforming assets, see “Credit Quality and Allowance for Credit Losses.”

NONINTEREST INCOME AND EXPENSES

Noninterest income

2009 compared to 2008

Merchants’ noninterest income increased by $1.66 million to $10.32 million for 2009 compared to $8.66 million for 2008. Excluding $1.22 million in gains on security transactions for 2009 and losses of $287 thousand in 2008, Merchants’ noninterest income increased $151 thousand to $9.10 million for 2009 compared to $8.95 million for 2008. Merchants’ Trust division income continued to decrease through the first three quarters of 2009 compared to 2008, but was higher for the fourth quarter of 2009 compared to the fourth quarter of 2008. Although the value of Trust division assets under management has rebounded during 2009, values have not returned to their early 2008 levels. Service charges on deposits were $234 thousand higher in 2009 than 2008, primarily a result of slightly higher net overdraft fee revenue. Regulatory changes scheduled to take effect during mid 2010 are likely to negatively impact overdraft fee income going forward. Merchants earned approximately $950 thousand in overdraft fee income related to debit card transactions; some portion of this may be at risk once these changes take effect. Other non-interest income was positively impacted by a gain of $180 thousand on the sale of Merchants’ Windsor, VT office.

Merchants’ equity in losses of real estate limited partnerships was $2.05 million for 2009 compared to $1.85 million for 2008. Merchants accounts for its investment in these partnerships using the equity method. Losses generated by the partnerships are recorded as a reduction in Merchants’ investments in the Consolidated Balance Sheets and as a reduction of noninterest income in the Consolidated Statements of Income. Tax credits generated by the partnerships are recorded as a reduction in the income tax provision. Merchants finds these investments attractive because they provide a high targeted internal rate of return, and provide an opportunity to invest in affordable housing in the communities in which Merchants does business.

2008 compared to 2007

Merchants’ noninterest income decreased by $686 thousand to $8.66 million for 2008 compared to 2007. Merchants recorded a $369 thousand other than temporary impairment charge related to one of its investment securities during the fourth quarter. Additionally, Merchants sold an investment in a limited partnership during the fourth quarter of 2007 and recognized a reduction in equity in losses of real estate limited partnerships of approximately $260 thousand. Excluding all security transactions and the gain just mentioned, noninterest income decreased by $236 thousand to $8.95 million year to date, primarily a result of decreases in Trust company income which has suffered in the current difficult market conditions, and has decreased by $126 thousand for 2008 compared to 2007.

Noninterest expense

2009 compared to 2008

Total noninterest expense increased 14.2% to $40.10 million for 2009 compared to $35.10 million for 2008. There are several reasons for this increase:

•

Salaries and wages increased $780 thousand, or 5.7%, to $14.51 million for 2009 compared to $13.73 million for 2008. Normal pay increases and a higher incentive payout for 2009 compared to 2008 combined with additional staff hired in the corporate banking, government banking and trust areas in late 2008 and 2009 contributed to the increase over the prior periods.

•

Employee benefits increased $475 thousand, or 12.3%, to $4.35 million for 2009 compared to $3.87 million for 2008. The largest year-over-year increase was Merchants’ pension plan expenses, which increased $391 thousand comparing 2009 to 2008. The increases in the remaining categories are directly related to increases in salaries.

•

Merchants’ total FDIC insurance expense increased $1.61 million to $1.96 million for 2009 compared to $356 thousand for 2008. Merchants recorded a $630 thousand expense related to the FDIC’s special assessment during the second quarter of 2009. Additionally, Merchants’ regular FDIC insurance assessment, excluding the special assessment, increased $978 thousand to $1.33 million for 2009, compared to 2008, due to both an increase in the FDIC’s assessment rates and an increase in deposits.

•

Other noninterest expense increased $319 thousand, or 5.4%, to $6.21 million for 2009 compared to $5.89 million for 2008. There were a number of reasons for this increase. Merchants has incurred expenses during 2009 related to its portfolio of problem loans and OREO. Those expenses totaled $292 thousand for 2009 compared to $25 thousand for 2008. Additionally, Merchants’ correspondent bank service charges have increased to $414 thousand for 2009, compared to $247 thousand for 2008. The large increases are a result of increased fees being passed on to Merchants by its primary correspondent bank, and a result of the very low interest rate environment. Merchants expenses related to internet banking and its cash back rewards program were $225 thousand higher for 2009 compared to 2008. At the same time Merchants reduced losses related to fraudulent activity by $225 thousand during 2009. Most categories of operating expenses increased for 2009 compared to 2008.

•

Merchants prepaid $60.63 million in FHLB debt during 2009, resulting in a $1.55 million prepayment penalty. No FHLB prepayment penalties were incurred in 2008 or 2007.

2008 compared to 2007

Total noninterest expense increased $2.81 million to $35.10 million for 2008 compared to $32.29 million for 2007. Salaries and employee benefits increased $1.97 million to $17.60 million for 2008 compared to $15.63 million for 2007. This increase was primarily a result of additional staff hired in the corporate banking, executive and trust areas during 2008, as well as increases in health insurance costs. Merchants’ pension plan expense for 2008 was flat at about $150 thousand compared to 2007 as a result of negative investment returns during 2008. Marketing expense for 2008 was $1.65 million, a $453 thousand increase over 2007. This increase was primarily a result of expenses incurred in conjunction with the rollout of Merchants’ new Cash Rewards Checking product. FDIC insurance expense totaled $355 thousand and $101 thousand in 2008 and 2007, respectively. Merchants also experienced large increases in its state assessment fees during 2008. Merchants incurred $159 thousand in expenses for the cash rebates associated with its new Cash Rewards Checking product mentioned previously. These expenses were offset, in part, by decreases in expenses associated with OREO properties which decreased by $370 thousand for 2008 compared to 2007. Additionally, most categories of operating expenses increased for 2008 compared to 2007.

Income Taxes

Merchants recognized $1.80 million, $1.70 million, and $1.65 million, respectively, during 2009, 2008, and 2007, in net low-income housing and historic rehabilitation tax credits as a reduction in the provision for income taxes; this resulted in an effective tax rate of 23.1%, 24.0%, and 23.1%, for 2009, 2008, and 2007, respectively. As of December 31, 2009, Merchants had a net deferred tax asset of approximately $3.19 million arising from temporary differences between Merchants’ book and tax reporting. This net deferred tax asset is included in Other assets in the Consolidated Balance Sheets.

BALANCE SHEET ANALYSIS

Merchants’ year-end total assets increased $94.04 million, or 7.0% to $1.44 billion at year end 2009 from $1.34 billion at year end 2008, while Merchants’ average earning assets increased by $105.93 million, or 8.7%, to $1.33 billion for the year ended December 31, 2009 from $1.22 billion at December 31, 2008.

Loans

Loans ended 2009 at $918.54 million, a $71.41 million, or 8.4%, increase over 2008 ending balances. Residential real estate loans grew $39.44 million, or 10%, commercial real estate balances grew $17.21 million, or 6.3%, and commercial loans declined $12.29 million, or 9.7% over 2008 ending balances. Commercial real estate balances are split almost evenly between owner occupied and investment real estate. The decrease in commercial loans is attributable to the general downturn in the market as well as a decrease in utilization rates of lines of credit to corporate borrowers. The largest increase was in municipal loans, which increased $41.99 million over 2008 ending balances, a result of the efforts of Merchants’ new Government Banking Unit formed during late 2008. Merchants continues to find opportunities with solid, long standing creditworthy businesses throughout Vermont, although loan demand during 2009 was lower than 2008. Loan growth was assisted by the favorable interest rate environment during the year, as well as focused marketing and calling efforts emphasizing Merchants’ unique position as the sole remaining statewide independent banking company. The Bank believes that the growth in home mortgages is a direct result of the fact that Merchants has not originated home mortgages for sale for over ten years and that Merchants’ customers prefer to have their mortgages held and serviced in Vermont.

The composition of Merchants’ loan portfolio is shown in the following table:

	As of December 31,
Type of Loan	2009	2008	2007	2006	2005
	(In thousands)
Commercial, Financial & Agricultural	$ 113,980	$ 126,266	$ 90,751	$ 72,985	$ 71,264
Municipal	44,753	2,766	1,989	527	648
Real Estate - Residential	435,273	395,834	356,472	323,885	293,158
Real Estate - Commercial	290,737	273,526	234,675	250,526	208,049
Real Estate - Construction	25,146	40,357	39,347	33,167	25,942
Installment	7,711	7,670	7,220	7,133	6,345
All Other Loans	938	708	1,054	1,060	520
	$ 918,538	$ 847,127	$ 731,508	$ 689,283	$ 605,926

Totals above are shown net of deferred loans fees of $(140) thousand, $(74) thousand, $22 thousand, $95 thousand, and $275 thousand for 2009, 2008, 2007, 2006, and 2005, respectively.

Balances of real estate construction loans were $25.15 million at December 31, 2009, and reflect a 37.7% decline since December 31, 2008. The primary reason for the decrease during 2009 is the completion of construction on a significant multi-family housing project which converted to term financing, as planned, during 2009. Merchants remains focused on managing construction loans in a prudent manner, including ongoing oversight and review of construction loan draws and lien releases. Construction loans are comprised of the following:

•

Approximately $8.66 million of outstanding construction loans are dependent upon repayment from the sale of residential housing units, which represents steady reduction over the past two years from approximately $25.52 million in these types of loans outstanding at December 31, 2007. Of this total, $1.32 million in outstanding loans to two borrowers are considered impaired and are internally classified. Both of the impaired exposures are considered reasonably secured and are anticipated to be fully repaid through the cooperative sale of a nominal number of remaining units in 2010.

•

Approximately $3.18 million in outstanding construction loans are attributable to borrowers involved in the construction of multi-family residential housing, including several low income housing projects. Construction on these projects is on schedule and within budgets. These loans will be repaid from future rental income upon the conversion of the construction loans to term financing.

•

The balance of approximately $13.31 million consists of loans to commercial and investment real estate borrowers involved in a variety of commercial construction projects for offices, warehouses and retail space. These loans will generally be repaid from conversion to term financing upon completion of construction.

At December 31, 2009, Merchants serviced $3.66 million in residential mortgage loans for investors such as Federal government agencies, the Federal National Mortgage Association (“FNMA”) and the Federal Home Loan Mortgage Corporation (“FHLMC”), and other financial investors. This servicing portfolio continued to decrease during 2009. Merchants has not sold a residential mortgage on the secondary market in over ten years. Servicing revenue is not expected to be a significant revenue source in the future.

The following table presents the distribution of the varying contractual maturities of the loan portfolio at December 31, 2009:

Type of Loan	One Year Or Less	Over One Through 5 Years	Over Five Years	Total
	(In thousands)
Commercial Financial & Agricultural	$ 30,040	$ 61,550	$ 22,390	$ 113,980
Municipal	41,360	2,328	1,065	44,753
Real Estate – Residential	10,081	73,052	352,140	435,273
Real Estate – Commercial	27,646	141,673	121,418	290,737
Real Estate – Construction	23,583	1,387	176	25,146
Installment	4,851	2,733	127	7,711
All Other	938	--	--	938
	$138,499	$282,723	$497,316	$918,538

The following table presents the loans maturing after one year which have predetermined interest rates and floating or adjustable interest rates as of December 31, 2009.

Type of Loan	Fixed	Adjustable
	(in thousands)
Commercial Financial & Agricultural	$ 40,665	$ 43,275
Municipal	3,393	--
Real Estate – Residential	397,425	27,767
Real Estate – Commercial	180,051	83,040
Real Estate – Construction	971	592
Installment	2,814	46
	$625,319	$154,720

Investments

The investment portfolio is used to generate interest income, manage liquidity and mitigate interest rate sensitivity. Merchants’ year-end investment portfolio decreased $22.80 million from 2008 to 2009. Merchants worked to decrease its credit exposure in the non-Agency sector of the investment portfolio during 2009. Merchants sold its entire portfolio of commercial mortgage backed securities and several of its non-Agency CMOs during 2009. Additionally, Merchants sold three of its low coupon 30 year MBS during the last quarter of 2009. Merchants sold bonds with a total par value of $72.80 million during 2009 for a net gain of $1.22 million. All securities purchased during 2009 were Agency backed paper.

The composition of Merchants’ investment portfolio at carrying amounts is shown in the following table:

	As of December 31,
	2009	2008	2007
Available for Sale:	(In thousands)
U.S. Treasury Obligations	$ 250	$ 254	$ 255
U.S. Agency Obligations	40,378	--	8,018
FHLB obligations	13,249	7,101	7,822
Agency Residential Real Estate MBS	190,995	281,523	164,564
Commercial Real Estate MBS	--	16,143	36,083
Agency CMO	153,041	95,940	86,607
Non-Agency CMO	6,862	24,709	35,530
Corporate Bonds	--	--	14,316
Asset Backed Securities	2,877	4,202	8,317
Total available for sale	407,652	429,872	361,512
Held to maturity:
Agency Residential Real Estate MBS	1,159	1,737	4,078
Total held to maturity	1,159	1,737	4,078
Total Securities	$ 408,811	$ 431,609	$ 365,590

Agency MBS and Agency CMO consist of pools of residential mortgages which are guaranteed by the FNMA, FHLMC, or Government National Mortgage Association (“GNMA”) with various origination dates and maturities. Non-Agency CMO and asset backed securities (“ABS”) are tracked individually by Merchants’ investment manager with updates on the performance of the underlying collateral provided at least quarterly. Additionally, Merchants’ investment manager performs stress testing of individual bonds that experience greater levels of market volatility.

The non-Agency CMO portfolio consists of five bonds, one of which has an unrealized gain. One of the bonds, with a book value of $139 thousand has an unrealized loss of $10 thousand. Because of the insignificance of this loss, Merchants performed no additional analysis on this bond. Management has performed analyses on the remaining three bonds. Merchants’ investment advisor has assisted Management in running various cash flow analyses on the bonds to determine the likelihood of a principal loss in the future. In all cases the likelihood of a loss was determined to be remote.

The ABS portfolio consists of three bonds, one of which, with a book value of $357 thousand and a current market value of $306 thousand, carries an Agency guarantee. Merchants has performed no further analysis on this bond. The second bond is a private label asset backed security backed by home equity lines. Merchants receives monthly updates on this bond from its investment advisor. The bond, with a book value of $1.54 million and a fair value of $1.48 million, has insurance backing from Ambac Financial Group, Inc. (“Ambac”). However, Merchants places no reliance on the insurance wrap in its impairment analysis. The bond carries a AAA rating and credit support. Merchants has performed the same analysis on this bond as on its non-Agency CMOs discussed above and considers its impairment temporary.

The third bond in the ABS portfolio also has insurance backing from Ambac. Merchants places no reliance on the insurance wrap in its impairment analysis. The book value of the bond is $1.51 million, and its current market value is $1.10 million. The bond was written down by $369 thousand to its estimated fair value during the fourth quarter of 2008. Effective April 1, 2009 Merchants adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 320, “Recognition and Presentation of Other-Than-Temporary Impairment,” and reclassified to Accumulated Other Comprehensive Income $327 thousand (pre-tax), representing the portion of the OTTI charge resulting from factors other than credit. This is the only bond in Merchants’ bond portfolio with subprime exposure. Merchants has performed the same analyses on this bond as on its non-Agency CMOs discussed above, and considers the additional impairment of this bond to be temporary.

Merchants does not intend to sell the investment securities that are in an unrealized loss position, and it is unlikely that Merchants will be required to sell the investment securities before recovery of their amortized cost bases, which may be maturity.

The contractual final maturity distribution of the debt securities classified as available for sale and held to maturity as of December 31, 2009, are as follows:

SECURITIES AVAILABLE FOR SALE (at fair value):

(In thousands)	Within One Year	After One But Within Five Years	After Five But Within Ten Years	After Ten Years	Total
U.S. Treasury Obligations	$ --	$ 250	$ --	$ --	$ 250
U.S. Agency Obligations	--	25,519	14,859	--	40,378
FHLB Obligations	--	13,249	--	--	13,249
Agency Residential Real Estate MBS	2,079	16,681	53,790	118,445	190,995
Agency CMO	--	3,288	16,281	133,472	153,041
Non-Agency CMO	--	--	1,458	5,404	6,862
ABS	--	--	--	2,877	2,877
	$ 2,079	$ 58,987	$ 86,388	$ 260,198	$ 407,652
Weighted average investment yield	2.63%	2.79%	4.31%	4.27%

SECURITIES HELD TO MATURITY (at amortized cost):

(In thousands)	Within One Year	After One But Within Five Years	After Five But Within Ten Years	After Ten Years	Total
Agency Residential Real Estate MBS	$ 23	$ 390	$ 121	$ 625	$ 1,159
Weighted average investment yield	6.85%	6.46%	6.63%	6.52%

Actual maturities will differ from contractual maturities because borrowers may have rights to call or prepay obligations. Maturities of mortgage-backed securities and collateralized mortgage obligations are based on final contractual maturities.

As a member of the Federal Home Loan Bank (the “FHLB”) system, Merchants is required to invest in stock of the FHLB of Boston (the “FHLBB”) in an amount determined based on its borrowings from the FHLBB. At December 31, 2009 Merchants’ investment in FHLBB stock totaled $8.63 million. In early 2009, due to deterioration in its financial condition, the FHLBB placed a moratorium on redemption of stock in excess of required levels of ownership and suspended payment of quarterly dividends on its stock. No dividend income on FHLBB stock was recorded during 2009 and no dividend income on FHLBB stock is expected during 2010. FHLBB announced a $186.80 million net loss for 2009. The loss was primarily driven by losses due to the OTTI of its investment in private label MBS resulting in a credit loss of $444.10 million for 2009. FHLBB continues to be classified as “adequately capitalized” by its regulator. Based on current available information Merchants does not believe that its investment in FHLBB stock is impaired. Merchants will continue to monitor its investment in FHLBB stock.

Other Assets

Bank Premises and Equipment increased to $13.09 million at year-end 2009 from $11.56 million at year-end 2008. Merchants made the decision during 2008 to close three of its branches, two were closed in 2008, and one more closed in 2009. One of the properties was sold in early 2009 for an amount in excess of its current net book value. During 2009, Merchants completely refurbished one of its facilities in the Burlington area, expanded a full service facility in the southern part of the state, and also expanded one of its facilities in the southern part of the state to a full service branch.

Investments in Real Estate Limited Partnerships decreased $144 thousand. These partnerships provide affordable housing in the communities in which Merchants does business, and provide Merchants with an acceptable level of return on its investment.

On June 27, 2008, Merchants entered into two agreements effecting the sale and lease-back of its principal office in South Burlington, VT. The sale price of the building was $5.70 million and Merchants will lease back the property for an initial term of ten years and two optional terms of five years each. The base annual rent is $483 thousand for each of the first ten years, $557 thousand for each of years 11-15, and $612 thousand for each of years 16-20. The sale of the building generated a deferred gain of approximately $4.20 million which will be recognized over the term of the lease. Depreciation expense related to the building prior to the sale totaled $167 thousand annually.

Deposits

Merchants’ year-end deposit balances increased $112.52 million, or 12.1%, to $1.04 billion at December 31, 2009 from $930.80 million at December 31, 2008. The composition of Merchants’ deposit balances is shown in the following table:

	As of December 31,
Type of Deposit	2009	2008	2007
	(In thousands)
Demand	$ 119,742	$ 117,728	$ 123,344
Free Checking for Life®	234,028	182,580	178,829
Other Savings and NOW	47,837	38,424	39,149
Money Market Accounts	247,169	206,944	193,343
Time Deposits	394,543	385,121	332,772
	$ 1,043,319	$ 930,797	$ 867,437

All deposit categories grew over 2008 year end balances. Free Checking for Life® year end 2009 balances grew $51.45 million, or 28.2% over year end 2008 balances. Growth in municipal deposits was the greatest contributor to the increase in money market accounts. Time deposits represented 38% of Merchants’ total deposits at December 31, 2009 compared to 41% of total deposits at December 31, 2008.

Time Deposits of $100 thousand and greater at December 31, 2009 and 2008 had the following schedule of maturities:

	As of December 31,
(In thousands)	2009	2008
Three Months or Less	$ 49,230	$ 29,921
Three to Six Months	31,612	31,293
Six to Twelve Months	39,522	49,054
One to Five Years	13,783	3,716
	$ 134,147	$ 113,984

Other Liabilities

Merchants has a cash management sweep product which is priced at a lower cost of funds than other short-term borrowing alternatives. Balances in this product totaled $178.31 million at December 31, 2009, compared to $92.41 million at December 31, 2008. The balances are included with “Securities sold under agreements to repurchase and other short-term debt” on the accompanying consolidated balance sheet. The increase from 2008 to 2009 is primarily a result of strong growth in Merchants’ municipal portfolio. Merchants’ other long-term debt position decreased to $31.22 million at December 31, 2009 from $118.64 million at December 31, 2008. As mentioned previously, Merchants prepaid $60.63 million in FHLB debt during 2009. Merchants also has $54 million in structured repurchase agreements (“repo”) on the balance sheet. The cost of the structured repo funding will be reduced by the cash flows of embedded interest rate caps that will provide additional protection if rates start to move up. The caps come into the money when three month LIBOR reaches rates ranging from 3.22% to 5.62%.

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

These hybrid securities qualify as regulatory capital for Merchants, up to certain regulatory limits. At the same time they are considered debt for tax purposes, and as such, interest payments are fully deductible. The trust preferred securities total $20.62 million, and carried a fixed rate of interest through December 2009 at which time the rate became variable and adjusts quarterly at a fixed spread over three month LIBOR. Merchants has entered into two interest rate swap arrangements for its trust preferred issuance. The swaps fix the interest rate on $10 million at 6.50% for three years and at 5.23% for seven years for the balance of $10 million. The swaps were effective beginning on December 15, 2009. The trust preferred securities mature on December 31, 2034, and are redeemable at Merchants’ option, subject to prior approval by the FRB, beginning in December 2009.

CREDIT QUALITY AND ALLOWANCE FOR CREDIT LOSSES

The United States economy has been in a state of unprecedented turmoil over the last 18 months, with high degrees of economic uncertainty, high unemployment rates and very high foreclosure rates in certain parts of the country. Although Vermont, Merchants’ primary market, has not been immune to this economic turmoil, the state has one of the lowest foreclosure rates in the country, home price depreciation has been muted, and the unemployment rate, at 6.9%, is better than the national average. Merchants $388 million residential first lien mortgage portfolio consists entirely of traditional mortgages – more than 97% of them are fixed rate loans, the balance are standard adjustable rate mortgages. Additionally, 97% of Merchants’ residential loans have loan to value ratios (“LTV”) of less than 80% based upon amortized loan balance compared to appraised value at origination. Merchants total 30-89 day delinquencies at December 31, 2009 were 0.09% of total loans, residential delinquencies were 0.06% of total loans and were 0.12% of residential loans. Merchants foreclosed on two residential properties during 2009, one of those properties is currently under deposit and the other is being marketed for sale.

Credit quality

Stringent credit quality is a major strategic focus of Merchants. Although Merchants is actively managing current nonperforming and classified loans, there is no assurance that Merchants will not have increased levels of problem assets in the future. The make up of the nonperforming pool is dynamic with accounts moving in and out of this category during the course of a quarter. The following table summarizes Merchants’ nonperforming loans (“NPL”) and nonperforming assets (“NPA”) as of December 31, 2005, through December 31, 2009:

(In thousands)	2009	2008	2007	2006	2005
Nonaccrual loans	$ 14,296	$ 11,476	$ 9,018	$ 2,606	$ 2,284
Loans past due 90 days or more and still accruing	88	57	57	--	--
Troubled debt restructurings	97	110	156	92	80
Total nonperforming loans	14,481	11,643	9,231	2,698	2,364
OREO	655	802	475	258	--
Total nonperforming assets	$ 15,136	$ 12,445	$ 9,706	$ 2,956	$ 2,364

Non-performing loans increased to $14.48 million at December 31, 2009, an increase of $2.84 million since the prior year-end primarily attributable to a similar increase in non-accrual loans. Merchants continues to manage its non-accrual loan exposures in a prudent and proactive fashion and progress has been made in working through existing balances. Total non-accrual loan balances at December 31, 2008, of $11.48 million have been reduced significantly to approximately $4.72 million at December 31, 2009 due to $5.67 million in collections occurring during 2009 plus $1.09 million in write-downs. Offsetting this progress were net new non-accrual loans added during the year of approximately $11.58 million, against which the bank has collected approximately $2.01 million in repayments through year-end. These additions to non-accrual were reflective of Management’s concerns regarding fundamental credit issues with the repayment abilities of the borrowers and not, in most cases, as a result of payment delinquencies. Of the total non-accruing loans at year-end 2009, approximately 77% were attributable to six borrowers; a substantial portion of this amount relates to loans to a manufacturer that were added to non-accrual during the fourth quarter of 2009. Management’s analysis indicates that, through a combination of properly valued collateral and a substantial allocated reserve, any additional loss exposure is currently deemed minimal.

OREO at December 31, 2009 consisted of two bank-owned properties which are carried at fair value less costs to sell. The larger of the two properties was sold in early February 2010 and Merchants booked a $318 thousand expense recovery in connection with the sale. The balance in OREO subsequent to this sale was $41 thousand. The remaining property is being marketed, and is anticipated to sell in full satisfaction of its carrying balance in 2010.

Merchants’ policy is to classify a loan 90 days or more past due with respect to principal or interest, as well as any loan where Management does not believe it will collect all principal and interest in accordance with contractual terms, as a nonaccruing loan, unless the ultimate collectability of principal and interest is assured. Income accruals are suspended on all nonaccruing loans, and all previously accrued and uncollected interest is charged against current income. A loan remains in nonaccruing status until the factors which suggest doubtful collectability no longer exist, the loan is liquidated, or when the loan is determined to be uncollectible, and is charged off against the allowance for loan losses. In those cases where a nonaccruing loan is secured by real estate, Merchants can, and may, initiate foreclosure proceedings. The result of such action will either be to cause repayment of the loan with the proceeds of a foreclosure sale or to give Merchants possession of the collateral in order to manage a future resale of the real estate. Foreclosed property is recorded at the lower of its cost or estimated fair value, less any estimated costs to sell. Any cost in excess of the estimated fair value on the transfer date is charged to the allowance for loan losses, while further declines in market values are recorded as OREO expense in the consolidated statement of income. Impaired loans, which primarily consist of nonaccruing construction, commercial and commercial real estate loans totaled $14.48 million and $10.98 million at December 31, 2009 and 2008, respectively, and are included as nonaccrual loans in the table above. At December 31, 2009 $8.39 million of the impaired loans had a specific reserve allocation of $1.82 million.

Substandard loans include $14.48 million of the impaired loans discussed above and another $16.19 million of loans that continue to accrue interest. Loans identified as substandard have well-defined weaknesses that, if not addressed, could result in a loss to the Bank. These accruing substandard loans have generally continued to pay promptly and Management conducts regularly scheduled comprehensive reviews of the borrowers’ financial condition, payment performance, accrual status and collateral. These reviews also ensure that these troubled accounts are properly administered with a focus on loss mitigation and that any potential loss exposures are appropriately quantified, and reserved for. The findings of this review process are a key component in assessing the adequacy of Merchants’ Loan Loss Reserve.

Substandard accruing loans reflect a $2.45 million increase in balances since December 31, 2008. Accruing substandard loans related to owner occupied commercial real estate total $8.87 million at December 31, 2009; investor real estate loans total $5.85 million; commercial construction loans total $629 thousand and $845 thousand in loans are made to corporate borrowers in a variety of different industries. Six borrowers account for 65% of the total accruing substandard loans (two of which were 2009 downgrades totaling $3.42 million), including $2.94 million in loans to a manufacturer/retailer; $3.53 million in loans to manufacturers and $1.82 million in loans to a retailer. Approximately $4.65 million of total substandard loans carry some form of government guarantee.

To date, with very few exceptions, all payments due from accruing substandard borrowers have been made as agreed and Management’s on-going evaluation of these borrowers in terms of financial condition and collateral indicates a reasonable certainty that these exposures are adequately secured. Merchants’ Management will continue to closely monitor asset quality.

Merchants performs detailed and extensive reviews on larger credits and problematic credits identified on the watched asset list, nonperforming asset listings and internal credit rating reports. In addition to frequent financial analysis and review of well-rated and adversely graded loans, Management incorporates active monitoring of key credit and non-credit risks for each customer, assessing risk through the daily reviews of overdrafts, delinquencies and usage of electronic banking products and tracking for timely receipt of all required financial statements.

Allowance for Credit Losses

The allowance for credit losses is made up of two components - the Allowance for Loan Losses (“ALL”) and the Reserve for Undisbursed Lines. The ALL is based on Management's estimate of the amount required to reflect the known and inherent risks in the loan portfolio, based on circumstances and conditions known at each reporting date. Merchants reviews the adequacy of the ALL quarterly. Factors considered in evaluating the adequacy of the ALL include previous loss experience, the size and composition of the portfolio, risk rating composition, current economic and real estate market conditions and their effect on the borrowers, the performance of individual loans in relation to contractual terms and estimated fair values of properties that secure impaired loans.

The adequacy of the ALL is determined using a consistent, systematic methodology, consisting of a review of both specific reserves for loans identified as impaired and general reserves for the various loan portfolio classifications. When a loan is impaired, Merchants determines its impairment loss by comparing the excess, if any, of the loan’s carrying amount over (1) the present value of expected future cash flows discounted at the loan’s original effective interest rate, (2) the observable market price of the impaired loan, or (3) the fair value of the collateral securing a collateral-dependent loan. When a loan is deemed to have an impairment loss, the loan is either charged down to its estimated net realizable value, or a specific reserve is established as part of the overall allowance for loan losses if Management needs more time to evaluate all of the facts and circumstances relevant to that particular loan.

The general allowance for loan losses is a percentage-based reflection of historical loss experience and assigns a required allocation by loan classification based on a fixed percentage of all outstanding loan balances. The general allowance for loan losses employs a risk-rating model that grades loans based on their general characteristics of credit quality and relative risk. Appropriate reserve levels are estimated based on Management’s judgments regarding the historical loss experience, current economic trends, trends in the portfolio mix, volume and trends in delinquencies and non-accrual loans.

The following table summarizes the allowance for loan losses allocated by loan type:

(In thousands)	2009	2008	2007	2006	2005
Commercial Financial & Agricultural	$ 3,106	$ 2,840	$ 1,843	$ 1,236	$ 1,339
Municipal	134	--	--	--	--
Real Estate - Residential	2,222	1,033	775	687	586
Real Estate -Commercial	4,943	4,254	4,204	4,567	2,066
Real Estate - Construction	349	542	1,070	332	431
Installment	39	4	4	4	13
All other Loans	183	221	106	85	113
Unallocated Allowance	--	--	--	--	2,535
Allowance for Loan Losses	$ 10,976	$ 8,894	$ 8,002	$ 6,911	$ 7,083

Losses are charged against the ALL when Management believes that the collectability of principal is doubtful. To the extent Management determines the level of anticipated losses in the portfolio has significantly increased or diminished, the ALL is adjusted through current earnings. Overall, Management believes that the ALL is maintained at an adequate level, in light of historical and current factors, to reflect the level of credit risk in the loan portfolio. Loan loss experience and nonperforming asset data are presented and discussed in relation to their impact on the adequacy of the ALL.

The following table reflects Merchants' loan loss experience and activity in the Allowance for Credit Losses for the past five years.

(In thousands)	2009	2008	2007	2006	2005
Average Loans Outstanding	$901,582	$781,645	$713,119	$648,713	$589,408
Allowance Beginning of Year	9,311	8,350	7,281	7,083	7,512
Charge-offs:
Commercial, Financial & Agricultural and all Other Loans	(1,613)	(16)	(170)	(46)	(336)
Real Estate – Construction	--	(637)	--	--	(218)
Real Estate – Residential	(255)	(28)	(242)	(13)	(121)
Installment	(8)	--	(20)	(4)	(18)
Total Charge-offs	(1,876)	(681)	(432)	(63)	(693)
Recoveries:
Commercial, Financial & Agricultural and all Other Loans	164	60	271	236	144
Real Estate – Residential	2	57	79	14	115
Installment	1	--	1	11	5
Total Recoveries	167	117	351	261	264
Net (Charge-offs) Recoveries	(1,709)	(564)	(81)	198	(429)
Provision for Credit Losses	4,100	1,525	1,150	--	--
Allowance End of Year	$ 11,702	$ 9,311	$ 8,350	$ 7,281	$ 7,083

Components:

Allowance for loan losses	$ 10,976	$ 8,894	$ 8,002	$ 6,911	$ 7,083
Reserve for undisbursed lines of credit (1)	726	417	348	370	--
Allowance for Credit Losses	$ 11,702	$ 9,311	$ 8,350	$ 7,281	$ 7,083

(1)

Effective March 31, 2006 Merchants transferred the portion of the allowance for loan losses related to undisbursed lines of credit to other liabilities.

Merchants recorded a provision expense of $4.10 million during 2009 compared to $1.53 million during 2008. The increase in the provision is primarily a result of overall loan growth combined with an increase in non-performing and accruing classified loans and net charge-offs during the year, combined with continued economic uncertainty. Merchants did not consider additions to the allowance necessary in 2005 and 2006 because Merchants’ loss experience had been relatively low, non-performing assets had remained at consistently low levels, and a large percentage of the growth in the loan portfolio had been in less risky residential categories.

The following table reflects Merchants’ nonperforming asset and coverage ratios as of the dates indicated:

	2009	2008	2007	2006	2005
NPL to total loans	1.58%	1.37%	1.26%	0.39%	0.39%
NPA to total assets	1.05%	0.93%	0.83%	0.26%	0.22%
Allowance for loan losses to total loans	1.19%	1.05%	1.09%	1.00%	1.17%
Allowance for loan losses to NPL	76%	76%	87%	256%	300%

Merchants will continue to take all appropriate measures to restore nonperforming assets to performing status or otherwise liquidate these assets in an orderly fashion so as to maximize their value to Merchants. There can be no assurances that Merchants will be able to complete the disposition of nonperforming assets without incurring further losses.

Loan Portfolio Monitoring

Merchants’ Board of Directors grants each loan officer the authority to originate loans on behalf of Merchants, subject to certain limitations. The Board of Directors also establishes restrictions regarding the types of loans that may be granted and the distribution of loan types within Merchants’ portfolio, and sets loan authority limits for each lender. These authorized lending limits are reviewed at least annually and are based upon the lender's knowledge and experience. Loan requests that exceed a lender's authority require the signature of Merchants’ credit division manager, senior loan officer, and/or Merchants’ President. All extensions of credit of $2.5 million or greater to any one borrower, or related party interest, are reviewed and approved by the Loan Committee of Merchants Bank’s Board of Directors.

The Loan Committee and the credit department regularly monitor Merchants’ loan portfolio. The entire loan portfolio, as well as individual loans, is reviewed for loan performance, compliance with internal policy requirements and banking regulations, creditworthiness, and strength of documentation. Merchants monitors loan concentrations by individual borrowers, industries and loan types. As part of the annual credit policy review process, targets are set by loan type for the total portfolio. Credit risk ratings assessing inherent risk in individual loans are assigned to commercial loans at origination and are routinely reviewed by lenders and Management on a periodic basis according to total exposure and risk rating. These internal reviews assess the adequacy of all aspects of credit administration, plus Merchants maintains an on-going active monitoring process of loan performance during the year. In addition, Merchants has hired external loan review firms to assist in monitoring both the commercial and residential loan portfolios. During 2009 the commercial loan review firm reviewed approximately 60% (in dollar volume) of Merchants’ commercial loan portfolio. These comprehensive reviews assessed the accuracy of the Bank’s risk rating system as well as the effectiveness of credit administration in managing overall credit risks.

All loan officers are required to service their loan portfolios and account relationships. Loan officers or the credit department personnel take remedial actions to assure full and timely payment of loan balances as necessary, with the supervision of the Senior Lender and the Senior Credit Officer.

RELATED PARTY TRANSACTIONS

Merchants engages in banking transactions with certain of its directors and officers, and certain of their affiliates. During 2009, Merchants obtained legal services from a firm associated with one of its directors totaling $8 thousand; and project management services from a firm associated with one of its directors totaling $51 thousand. Merchants obtained insurance during 2009 through an insurance agency of which a director of Merchants Bank is president. In 2009, payments to the insurance agency totaled $13 thousand. Merchants obtains these services on terms that are comparable to those that it would obtain from unaffiliated third parties.

At December 31, 2009, Merchants had total loans outstanding to directors, executive officers, and associates of such persons totaling $3.44 million. It is the policy of Merchants to make these loans on substantially the same terms, including interest rates and collateral, as those prevailing for comparable lending transactions with other persons. As of December 31, 2009, all loans to directors, officers, and certain of their affiliates, were performing in accordance with their contractual terms.

EFFECTS OF INFLATION

The financial nature of Merchants’ consolidated balance sheet and statement of income is more clearly affected by changes in interest rates than by inflation, but inflation does affect Merchants because as prices increase the money supply tends to increase, the size of loans requested tends to increase, total company assets increase, and interest rates are affected by inflationary expectations. In addition, operating expenses tend to increase without a corresponding increase in productivity. There is no precise method, however, to measure the effects of inflation on Merchants’ financial statements. Accordingly, any examination or analysis of the financial statements should take into consideration the possible effects of inflation.

RECENT ACCOUNTING PRONOUNCEMENTS

Measuring Liabilities at Fair Value: In August 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-05, “Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value.” This ASU provides amendments for fair value measurements of liabilities. It provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more techniques. ASU No. 2009-05 also clarifies that when estimating a fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. ASU No. 2009-05 is effective for the first reporting period (including interim periods) beginning after issuance or fourth quarter 2009. Effective for financial statements issued on September 30, 2009, the standard did not change the way Merchants determines the fair value of its liabilities.

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

Subsequent Events: In February 2010, the FASB issued ASU 2010-09 on Subsequent Events. The new ASU amends certain recognition and disclosure requirements for subsequent events in Accounting Standards Codification (“ASC”) Topic 855 (originally issued in FASB Statement No. 165, "Subsequent Events"). Among other things, the ASU eliminates the requirement for SEC filers, as defined in the ASU, to disclose the date through which subsequent events have been evaluated. That change is effective immediately. SEC filers continue to be required to evaluate subsequent events through the date the financial statements are issued. Although the ASU eliminates the requirement for SEC filers to disclose the date through which subsequent events have been evaluated, it does not prohibit that disclosure. Accordingly, SEC filers are not prohibited from disclosing the date through which subsequent events have been evaluated.

LIQUIDITY AND CAPITAL RESOURCE MANAGEMENT

General

Merchants’ liquidity is monitored by the Asset and Liability Committee (“ALCO”) of Merchants Bank’s Board of Directors which delegates responsibility of day-to-day liquidity monitoring and policy compliance to the Management ALCO. Merchants has an overnight line of credit with the FHLBB of $5 million and an estimated additional borrowing capacity with the FHLBB of $86 million. In early 2009, due to deterioration in its financial condition, the FHLBB placed a moratorium on redemption of stock in excess of required levels of ownership and suspended payment of quarterly dividends on its stock. FHLBB announced a $186.80 million net loss for 2009. The loss was primarily driven by losses due to the OTTI of its investment in private label MBS resulting in a credit loss of $444.10 million for 2009. FHLBB continues to be classified as “adequately capitalized” by its primary regulator. Although Merchants does not expect that this funding source will become unavailable, Merchants has ensured that it has other sources of readily available funds.

Merchants has established a borrowing facility with the FRB which will enable Merchants to borrow at the discount window. Additionally, Merchants has $44 million in available federal funds lines of credit at December 31, 2009 and the ability to borrow through the use of repurchase agreements, collateralized by Merchants’ investments, with certain approved counterparties. Merchants’ investment portfolio, which is managed by the ALCO, has a book value of $400.24 million at December 31, 2009, of which $269.90 million was pledged. The portfolio is a reliable source of cash flow for Merchants. Merchants is closely monitoring its short term cash position in the current uncertain economic environment. Excess funds are generally left on deposit at the FRB.

Contractual Obligations

Merchants has certain long-term contractual obligations, including long-term debt agreements, operating leases for branch operations, and time deposits. The maturity schedules for these obligations are as follows:

(In thousands)	Less than One year	One Year To Three Years	Three Years To Five Years	Over Five Years	Total
Debt maturities	$ 76	$ 156	$ 8,663	$22,320	$ 31,215
Securities sold under agreement to repurchase, long-term	--	--	54,000	--	54,000
Junior subordinated debentures	--	--	--	20,619	20,619
Operating lease payments	1,005	1,855	1,293	3,678	7,831
Time deposits	350,640	19,208	24,695	--	394,543
	$351,721	$21,219	$ 88,651	$46,617	$508,208

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

Exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and financial guarantees written is represented by the contractual amount of those instruments. Merchants uses the same credit policies in making commitments as it does for on-balance sheet instruments. The contractual amounts of these financial instruments at December 31, 2009 are as follows:

(In thousands)	Contractual Amount
Financial Instruments Whose Contract Amounts Represent Credit Risk:
Commitments to Originate Loans	$ 10,642
Unused Lines of Credit	160,868
Standby Letters of Credit	3,796
Loans Sold with Recourse	84
Equity Commitments to Affordable Housing Limited Partnerships	3,678

Commitments to originate loans are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments to originate loans generally have expiration dates within 60 days of the commitment. Unused lines of credit have expiration dates ranging from one to two years from the date of the commitment. Since a portion of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent a future cash requirement. Merchants evaluates each customer's creditworthiness on a case-by-case basis. Upon extension of credit, Merchants obtains an appropriate amount of real and/or personal property as collateral based on Management’s credit evaluation of the counterparty.

Merchants does not issue any guarantees that would require liability-recognition or disclosure, other than its standby letters of credit. Merchants has issued conditional commitments in the form of standby letters of credit to guarantee payment on behalf of a customer and guarantee the performance of a customer to a third party. Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit totaled approximately $3.80 million and $3.90 million at December 31, 2009 and 2008, respectively, and represent the maximum potential future payments Merchants could be required to make. Typically, these instruments have terms of 12 months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance sheet instruments. Merchants’ policies governing loan collateral apply to standby letters of credit at the time of credit extension. Loan-to-value ratios are generally consistent with loan-to-value requirements for other commercial loans secured by similar types of collateral. The fair value of Merchants’ standby letters of credit at December 31, 2009 and 2008 was insignificant.

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

Capital Resources

In general, capital growth is essential to support deposit and asset growth and to ensure the strength and safety of Merchants. Net income increased Merchants’ capital by $12.48 million in 2009, $11.92 million in 2008 and $10.86 million in 2007. Payment of dividends decreased Merchants’ capital by $6.83 million, $6.80 million and $6.90 million during 2009, 2008 and 2007, respectively. In December 2004, Merchants, through a newly formed subsidiary business trust, privately placed $20 million in capital securities as part of pooled trust preferred program. These capital securities have certain features that make them an attractive funding vehicle. The securities qualify as regulatory capital under regulatory adequacy guidelines, and are included in capital in the table below.

Merchants did not repurchase any stock under its stock buyback program during 2009. Stock repurchases decreased Merchants’ capital by $2.02 million during 2008. In addition, changes in the market value of Merchants’ available for sale investment portfolio, net of tax, increased capital by $3.58 million in 2009 and $2.27 million in 2008. Merchants’ pre-tax unrecognized net actuarial loss in its pension plan was $3.78 million at December 31, 2009 which resulted in a cumulative after-tax charge to equity of $2.46 million. Merchants’ unrealized loss on the interest rate swap, net of taxes, at December 31, 2009, reduced capital by $425 thousand.

In January 2007 Merchants’ Board of Directors approved a stock repurchase program pursuant to which Merchants may repurchase 200,000 shares of its stock from time to time through January 2008. The program was extended by the Board at its meetings in January 2008, 2009 and 2010, and the program has now been extended to January 2011. Through December 31, 2009, Merchants purchased 143,475 shares of its common stock on the open market under the program at an average per share price of $22.94.

ITEM 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

RISK MANAGEMENT

General

Management and the Board of Directors of Merchants are committed to sound risk management practices throughout the organization. Merchants has developed and implemented a centralized risk management monitoring program. Risks associated with Merchants’ business activities and products are identified and measured as to probability of occurrence and impact on Merchants (low, moderate, or high), and the control or other activities in place to manage those risks are identified and assessed. Periodically, department-level and senior managers re-evaluate and report on the risk management processes for which they are responsible. This documented program provides Management with a comprehensive framework for monitoring Merchants’ risk profile from a macro perspective. It also serves as a tool for assessing internal controls over financial reporting as required under the FDICIA and the Sarbanes-Oxley Act of 2002.

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

Liquidity Risk

Merchant’s liquidity is measured by its ability to raise cash when needed at a reasonable cost. Merchants must be capable of meeting expected and unexpected obligations to customers at any time. Given the uncertain nature of customer demands as well as the need to maximize earnings, Merchants must have available reasonably priced sources of funds, on- and off-balance sheet that can be accessed quickly in time of need. As discussed previously under “Liquidity and Capital Resource Management,” Merchants has several sources of readily available funds, including the ability to borrow using its investment portfolio as collateral. Merchants also monitors its liquidity on a quarterly basis in compliance with its Liquidity Contingency Plan.

During the past several quarters, the financial markets have been challenging for many financial institutions. As a result of these market conditions, liquidity premiums have widened and many banks have experienced liquidity constraints, and as a result have substantially increased pricing to retain deposit balances or utilized the Federal Reserve System discount window to secure adequate funding. Because of Merchants’ favorable credit quality and strong balance sheet, Merchants has not experienced any liquidity constraints through the end of 2009. During the past several quarters, Merchants’ liquidity position has been strong, as depositors and investors in the wholesale funding markets seek strong financial institutions.

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

The ALCO is responsible for ensuring that Merchants Bank’s Board of Directors receives accurate information regarding Merchants’ interest rate risk position at least quarterly. The investment advisory firm and ALCO consultant meet collectively with the board and Management level Asset and Liability Committees on a quarterly basis. During these meetings the ALCO consultant reviews Merchants’ current position and discusses future strategies, as well as reviewing the result of rate shocks of its balance sheet and a variety of other analyses. The investment advisor reports on the overall performance of the portfolio and performs modeling of the cash flow, effective duration, and yield characteristics of the portfolio under various interest rate scenarios; and also reviews and provides detail on individual holdings in the portfolio.

As of December 31, 2009, Merchants’ one-year static gap position was a $209.31 million liability sensitive position, an increase from the $148.39 million liability sensitive position at December 31, 2008. This change is a result of deposit growth during the year being concentrated in transaction accounts and short term CDs as customers have chosen to keep their money short; strong growth in retail short term repurchase agreements; the prepayment of FHLB debt discussed previously; and changes in prepayment speed assumptions for mortgage related products in the current interest rate environment. Merchants’ investment consultant modeled a 200 basis point rising and, because rates are quite low, a 100 basis point falling interest rate scenario which assume a parallel and pro rata shift of the yield curve over a one-year period. Merchants has established a target range for the change in net interest income of zero to 7.5%. The net interest income simulation as of December 31, 2009 showed that the change in net interest income for the next 12 months from Merchants’ expected or “most likely” forecast was as follows:

Rate Change	Percent Change in Net Interest Income
Up 200 basis points	(0.49)%
Down 100 basis points	0.80%

The analysis assumes a static balance sheet. All rate changes are ramped over a 12 month time horizon based upon a parallel yield curve shift. In the down 100 basis points scenario, Federal funds and Treasury yields are floored at 0.01% while Prime is floored at 3.00%. All other market rates (e.g. LIBOR, FHLB) are floored at 0.25% to reflect credit spreads. All risk levels were within policy guidelines. Under the current rate scenario, net interest income is projected to trend sideways over the first year of the simulation as the benefit of deposit cost reduction is offset by lower reinvestment yields for asset cash flows. Thereafter funding costs will begin to stabilize. Declining asset yields will lead to ongoing downward pressure on margin levels. If rates fall, net interest income is projected to trend higher during the first year due to assumed relief on deposit rates. Thereafter, declining margins are led by accelerated prepayments on mortgage-related assets driving yields lower. In a rising rate environment net interest income is projected to trend sideways for the first 18 months as asset yields move up moderately due to the reduced cash flow on mortgage related assets, while deposit rates are assumed to move up marginally compared to market rates. Thereafter margins widen as rising funding costs subside, and assets continue to reprice upward. If the yield curve should flatten as rates rise, net interest income would trend below the base case as longer term assets are less rate sensitive. The degree to which this exposure materializes will depend, in part, on Merchants’ ability to manage deposit and loan rates as interest rates rise or fall.

The preceding sensitivity analysis does not represent Merchants’ forecast and should not be relied upon as being indicative of expected operating results. These estimates are based upon numerous assumptions including without limitation: the nature and timing of interest rate levels including yield curve shape, prepayments on loans and securities, deposit run-off rates, pricing decisions on loans and deposits and reinvestment/replacement of asset and liability cash flows, among others. While assumptions are developed based upon current economic and local market conditions, Merchants cannot make any assurances as to the predictive nature of these assumptions including how customer preferences or competitor influences might change.

The most significant ongoing factor affecting market risk exposure of net interest income during the year ended December 31, 2009 was the current global economic crisis and the U.S. Government’s response. Interest rates plummeted during 2008 and remained low during 2009 as the global economy slowed at unprecedented levels, unemployment levels soared, delinquencies on all types of loans increased along with decreased consumer confidence and dramatic declines in housing prices. Net interest income exposure is also significantly affected by the shape and level of the U.S. Government securities and interest rate swap yield curve, and changes in the size and composition of the loan, investment and deposit portfolios. During 2009, the two year Treasury note increased by 38 basis points and the ten year Treasury note increased by 160 basis points. The spread between the two year and the ten year Treasury notes ended the year at 271 basis points, compared to 149 basis points at December 31, 2008.

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

The model used to perform the balance sheet simulation assumes a parallel shift of the yield curve over 12 months and reprices every interest-bearing asset and liability on Merchants’ balance sheet. The model uses contractual repricing dates for variable products, contractual maturities for fixed rate products, and product-specific assumptions for deposits such as Free Checking for Life® accounts and money market accounts which are subject to repricing based on current market conditions. Investment securities with call provisions are examined on an individual basis in each rate environment to estimate the likelihood of a call. The model also assumes that the rate at which certain mortgage related assets prepay will vary as rates rise and fall, based on prepayment estimates derived from the Office of Thrift Supervision Net Portfolio Value Model.

Merchants’ interest rate sensitivity gap ("gap") is pictured below as of December 31, 2009. Interest rate gap analysis provides a static view of the maturity and repricing characteristics of Merchants’ on and off-balance sheet positions. Gap is defined as the difference between assets and liabilities repricing or maturing within specified periods. An asset-sensitive position (“positive gap”) indicates that there are more rate-sensitive assets than rate-sensitive liabilities repricing or maturing within a specified time period, which would imply a favorable impact on net interest income during periods of rising interest rates. Conversely, a liability-sensitive position (“negative gap”) generally implies a favorable impact on net interest income during periods of falling interest rates. There are certain limitations inherent in a static gap analysis. These limitations include the fact that it is a static measurement and that it does not reflect the degree to which interest earning assets and interest bearing deposits may respond non-proportionally to changes in market interest rates. Although the ALCO reviews all assumptions used in the model in detail, assets and liabilities do not always have clear repricing dates, and may reprice earlier or later than assumed in the model.

	Repricing Date
(In thousands)	One Day To Six Months	Over Six Months To One Year	One Year To Five Years	Over Five Years	Total
Interest-earning assets
Loans	$ 290,910	$ 87,371	$ 400,552	$ 139,705	$ 918,538
U.S. Treasury & Agency Securities	8,514	32,498	7,249	--	48,261
Mortgage Backed Securities and Collateralized Mortgage Obligations	53,307	56,685	188,382	58,568	356,942
Other securities	10,316	146	691	1,085	12,238
Interest bearing cash equivalents	43,894	5,000	--	20	48,914
Total interest-earning assets	$ 406,941	$ 181,700	$ 596,874	$ 199,378	$1,384,893
Interest-bearing liabilities:
Interest-bearing deposits	465,377	132,127	44,142	281,931	923,577
Short-term borrowings	179,718	--	--	--	179,718
Long-term debt	20,675	56	60,469	24,634	105,834
Total interest-bearing liabilities	$ 665,770	$ 132,183	$ 104,611	$ 306,565	$1,209,129
Cumulative Gap	$ (258,829)	$ (209,312)	$ 282,951	$ 175,674	--
Cumulative Gap as a % of average earning assets	(19.51)%	(15.78)%	21.33%	13.25%	--

Based on historical experience and Merchants’ internal repricing policies, it is Merchants’ practice to present repricing of statement savings, savings deposits, Free Checking for Life® and NOW account balances in the “One Year to Five Years” category. Merchants’ experience has shown that the rates on these deposits tend to be less rate-sensitive than other types of deposits.

Credit Risk

The Board of Directors reviews and approves Merchants’ loan policy on an annual basis. Among other things, the loan policy establishes restrictions regarding the types of loans that may be granted, and the distribution of loan types within Merchants’ portfolio. Merchants Bank’s Board of Directors grants each loan officer the authority to originate loans on behalf of Merchants, subject to certain limitations. These authorized lending limits are reviewed at least annually and are based upon the lender’s knowledge and experience. Loan requests that exceed a lender’s authority require the signature of Merchants’ Credit Division Manager, Senior Loan Officer, and/or President. All extensions of credit of $2.5 million or greater to any one borrower or related party interest are reviewed and approved by the Loan Committee of Merchants Bank’s Board of Directors. Merchants’ loan portfolio is continuously monitored for performance, creditworthiness and strength of documentation through the use of a variety of management reports and the assistance of an external loan review firm. Credit ratings are assigned to commercial loans and are routinely reviewed. Loan officers, under the supervision of the Senior Lender and Senior Credit Officer, take remedial actions to assure full and timely payment of loan balances when necessary. Merchants’ policy is to discontinue the accrual of interest on loans when scheduled payments become contractually past due 90 or more days and the ultimate collectability of principal or interest become doubtful. In certain instances the accrual of interest is discontinued prior to 90 days past due if Management determines that the borrower will not be able to continue making timely payments.

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Merchants Bancshares, Inc.

Consolidated Balance Sheets

			December 31,	December 31,
	(In thousands except share and per share data)		2009	2008
	ASSETS
	Cash and cash equivalents		$ 64,276	$ 36,145
	Federal funds sold and other short-term investments		10,270	111
	Total cash and cash equivalents		74,546	36,256
	Investments:
	Securities available for sale, at fair value		407,652	429,872
	Securities held to maturity (fair value of $1,248 and $1,810)		1,159	1,737
	Total investments		408,811	431,609
	Loans		918,538	847,127
	Less: Allowance for loan losses		10,976	8,894
	Net loans		907,562	838,233
	Federal Home Loan Bank stock		8,630	8,523
	Bank premises and equipment, net		13,090	11,561
	Investment in real estate limited partnerships		5,220	5,364
	Other assets		17,389	9,664
	Total assets		$ 1,435,248	$ 1,341,210
	LIABILITIES
	Deposits:
	Demand deposits		$ 119,742	$ 117,728
	Savings, NOW and money market accounts		529,034	427,948
	Time deposits $100 thousand and greater		134,147	113,984
	Other time deposits		260,396	271,137
	Total deposits		1,043,319	930,797
	Securities sold under agreements to repurchase and other short-term debt		179,718	124,408
	Securities sold under agreements to repurchase, long-term		54,000	54,000
	Other long-term debt		31,215	118,643
	Junior subordinated debentures issued to unconsolidated subsidiary trust		20,619	20,619
	Other liabilities		15,365	13,046
	Total liabilities		1,344,236	1,261,513
	Commitments and contingencies (Note 14)
	SHAREHOLDERS' EQUITY
	Preferred stock Class A non-voting
	Shares authorized - 200,000, none outstanding		--	--
	Preferred stock Class B voting
	Shares authorized - 1,500,000, none outstanding		--	--
	Common stock, $.01 par value		67	67
	Shares authorized	10,000,000
Issued	As of December 31, 2009 and December 31, 2008	6,651,760
Outstanding	As of December 31, 2009	5,815,370
	As of December 31, 2008	5,737,428
	Capital in excess of par value		36,278	36,862
	Retained earnings		63,552	57,689
	Treasury stock, at cost		(17,798)	(19,853)
	As of December 31, 2009	836,390
	As of December 31, 2008	914,332
	Deferred compensation arrangements		6,246	6,117
	Accumulated other comprehensive income (loss)		2,667	(1,185)
	Total shareholders' equity		91,012	79,697
	Total liabilities and shareholders' equity		$ 1,435,248	$ 1,341,210

See accompanying notes to consolidated financial statements.

Merchants Bancshares, Inc.

Consolidated Statements of Income

	Years Ended December 31,
(In thousands except share and per share data)	2009	2008	2007
INTEREST AND DIVIDEND INCOME:
Interest and fees on loans	$ 47,646	$ 46,611	$ 47,269
Investment income:
Interest on debt securities	18,587	21,392	15,096
Dividends	--	228	352
Interest on fed funds sold, short term investments and
interest bearing deposits	107	351	1,882
Total interest and dividend income	66,340	68,582	64,599

INTEREST EXPENSE:
Savings, NOW and money market accounts	1,901	3,876	4,779
Time deposits $100 thousand and greater	2,321	2,826	2,816
Other time deposits	5,383	9,544	10,365
Securities sold under agreement to repurchase and other short-term debt	641	1,686	3,503
Long-term debt	5,978	6,997	4,923
Total interest expense	16,224	24,929	26,386
Net interest income	50,116	43,653	38,213
Provision for credit losses	4,100	1,525	1,150
Net interest income after provision for credit losses	46,016	42,128	37,063

NONINTEREST INCOME:
Trust company income	1,724	1,831	1,957
Service charges on deposits	5,671	5,437	5,474
Net gains (losses) on investment securities	1,219	(287)	(97)
Equity in losses of real estate limited partnerships	(2,049)	(1,849)	(1,484)
Other	3,750	3,526	3,494
Total noninterest income	10,315	8,658	9,344

NONINTEREST EXPENSES:
Salaries and wages	14,510	13,730	12,211
Employee benefits	4,348	3,873	3,421
Occupancy expense	3,579	3,440	3,252
Equipment expense	2,826	2,642	2,761
Legal and professional fees	2,499	2,449	2,411
Marketing	1,470	1,652	1,199
State franchise taxes	1,142	1,066	992
FDIC Insurance	1,964	356	101
FHLB prepayment penalty	1,548	--	--
Other	6,212	5,893	5,940
Total noninterest expenses	40,098	35,101	32,288

Income before provision for income taxes	16,233	15,685	14,119
Provision for income taxes	3,754	3,768	3,261
NET INCOME	$ 12,479	$ 11,917	$ 10,858

Basic earnings per common share	$ 2.04	$ 1.96	$ 1.77
Diluted earnings per common share	$ 2.04	$ 1.96	$ 1.76

Weighted average common shares outstanding	6,105,909	6,069,653	6,148,494
Weighted average diluted shares outstanding	6,107,389	6,079,274	6,164,441

See accompanying notes to consolidated financial statements.

Merchants Bancshares, Inc.

Consolidated Statements of Comprehensive Income

	Years Ended December 31,
(In thousands)	2009	2008	2007
Net income	$ 12,479	$ 11,917	$ 10,858
Other comprehensive income, net of tax:
Change in net unrealized gain on securities available for sale, net of taxes of $2,355; $1,123, and $1,911	4,373	2,086	3,548
Reclassification adjustments for net securities (gains) losses included in net income, net of taxes of $(427), $101, and $34	(792)	186	63
Change in net unrealized loss on interest rate swaps, net of taxes of $15, $(244), and $0	28	(453)	--
Pension liability adjustment, net of taxes of $239, $(845), and $229	456	(1,582)	426
Other comprehensive income	4,065	237	4,037
Comprehensive income	$ 16,544	$ 12,154	$ 14,895

See accompanying notes to consolidated financial statements.

Merchants Bancshares, Inc.

Consolidated Statements of Changes in Shareholders' Equity

For the Years Ended December 31, 2009, 2008, and 2007

						Accumulated
		Capital in			Deferred	Other
	Common	Excess of	Retained	Treasury	Compensation	Comprehensive
(In thousands except per share data)	Stock	Par Value	Earnings	Stock	Arrangements	Income (loss)	Total
Balance at December 31, 2006	$ 67	$ 37,413	$ 48,609	$ (16,766)	$ 5,833	$ (5,459)	$ 69,697
Net income	--	--	10,858	--	--	--	10,858
Dividends paid ($1.12 per share)	--	--	(6,897)	--	--	--	(6,897)
Purchase of treasury stock	--	--	--	(3,483)	--	--	(3,483)
Sale of treasury stock	--	--	--	12	--	--	12
Director's deferred compensation, net	--	14	--	268	(144)	--	138
Shares issued under stock plans, net of excess tax benefit	--	(152)	--	322	--	--	170
Stock option expense	--	16	--	--	--	--	16
Dividend reinvestment plan	--	(27)	--	433	353	--	759
Other comprehensive income	--	--	--	--	--	4,037	4,037
Balance at December 31, 2007	$ 67	$ 37,264	$ 52,570	$ (19,214)	$ 6,042	$ (1,422)	$ 75,307
Net income	--	--	11,917	--	--	--	11,917
Dividends paid ($1.12 per share)	--	--	(6,798)	--	--	--	(6,798)
Purchase of treasury stock	--	--	--	(2,018)	--	--	(2,018)
Sale of treasury stock	--	(1)	--	7	--	--	6
Director's deferred compensation, net	--	19	--	349	(274)	--	94
Shares issued under stock plans, net of excess tax benefit	--	(310)	--	480	--	--	170
Stock option expense	--	35	--	--	--	--	35
Dividend reinvestment plan	--	(145)	--	543	349	--	747
Other comprehensive income	--	--	--	--	--	237	237
Balance at December 31, 2008	$ 67	$ 36,862	$ 57,689	$ (19,853)	$ 6,117	$ (1,185)	$ 79,697
Net income	--	--	12,479	--	--	--	12,479
Dividends paid ($1.12 per share)	--	--	(6,829)	--	--	--	(6,829)
Purchase of treasury stock	--	--	--	--	--	--	--
Sale of treasury stock	--	(28)	--	5	--	--	(23)
Director's deferred compensation, net	--	1	--	400	(222)	--	179
Shares issued under stock plans, net of excess tax benefit	--	(497)	--	1,080	--	--	583
Stock option expense	--	65	--	--	--	--	65
Dividend reinvestment plan	--	(125)	--	570	351	--	796
Cumulative effect adjustment upon adoption of ASC 320-10-65, net of tax	--	--	213	--	--	(213)	--
Other comprehensive income	--	--	--	--	--	4,065	4,065
Balance at December 31, 2009	$ 67	$ 36,278	$ 63,552	$ (17,798)	$ 6,246	$ 2,667	$ 91,012

See accompanying notes to consolidated financial statements.

Merchants Bancshares, Inc.

Consolidated Statements of Cash Flows

For the years ended December 31,	2009	2008	2007
(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 12,479	$ 11,917	$ 10,858
Adjustments to reconcile net income to net cash provided by
Operating activities:
Provision for credit losses	4,100	1,525	1,150
Deferred tax benefit	(4,941)	(1,442)	(976)
Depreciation and amortization	2,057	2,213	2,993
Stock option expense	65	35	16
Contribution to pension plan	(2,300)	(250)	(500)
Net (gains) losses on investment securities	(1,219)	287	97
Proceeds from sales of loans, net	--	151	1,262
Gains from sales of loans, net	--	(55)	(150)
Net losses on disposition of premises and equipment	(159)	9	10
Net gains on sales of other real estate owned	--	(62)	(41)
Equity in losses of real estate limited partnerships, net	2,049	1,849	1,744
Changes in assets and liabilities:
(Increase) decrease in interest receivable	(242)	(228)	108
Increase in other assets	(4,495)	(1,915)	(1,619)
(Decrease) increase in interest payable	(526)	48	238
Increase (decrease) in other liabilities	5,619	(1,070)	1,687
(Decrease) increase in deferred gain on real estate sale	(423)	3,991	--
Net cash provided by operating activities	12,064	17,003	16,877

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investment securities available for sale	65,202	27,009	6,417
Proceeds from maturities of investment securities available for sale	105,024	82,194	71,013
Proceeds from maturities of investment securities held to maturity	577	2,344	1,539
Proceeds from redemption of Federal Home Loan Bank stock	--	--	372
Purchases of investment securities available for sale	(141,738)	(174,844)	(100,417)
Loan originations in excess of principal payments	(73,160)	(113,372)	(43,894)
Purchases of Federal Home Loan Bank stock, net	(107)	(3,409)	--
Proceeds from sales of premises and equipment	254	2,000	--
Proceeds from sales of other real estate owned	188	537	299
Proceeds from sale of real estate limited partnership investment	--	--	1,141
Real estate limited partnership investments	(1,905)	--	(36)
Gain on sale of real estate limited partnership investment	--	--	(259)
Purchases of bank premises and equipment	(3,220)	(3,103)	(846)
Net cash used in investing activities	(48,885)	(180,644)	(64,671)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	112,522	63,360	(9,915)
Net increase (decrease) in short-term borrowings	(30,597)	29,833	(1,833)
Proceeds from long-term debt	1,225	89,500	23,825
Net increase in securities sold under agreement to repurchase-short term	85,907	(4,342)	10,203
Net increase in securities sold under agreement to repurchase-long term	--	12,500	21,500
Principal payments on long-term debt	(88,653)	(32,974)	(15,571)
Cash dividends paid	(6,032)	(6,052)	(6,138)
Purchases of treasury stock	--	(2,018)	(3,483)
Sale of treasury stock	(23)	6	12
Increase in deferred compensation arrangements	179	94	138
Proceeds from exercise of stock options	532	151	155
Tax benefit from exercise of stock options	51	19	15
Net cash provided by financing activities	75,111	150,077	18,908

Increase (decrease) in cash and cash equivalents	38,290	(13,564)	(28,886)
Cash and cash equivalents beginning of year	36,256	49,820	78,706
Cash and cash equivalents end of year	$ 74,546	$ 36,256	$ 49,820

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Total interest payments	$ 16,750	$ 24,881	$ 26,148
Total income tax payments	4,995	5,371	3,800
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Distribution of stock under deferred compensation arrangements	400	349	268
Distribution of treasury stock in lieu of cash dividend	796	747	759
Sale leaseback loan origination	--	3,700	--
Transfer of loans to other real estate owned	41	802	475
Increase in payable for investments purchased	3,000	--	--

See accompanying notes to consolidated financial statements.

Merchants Bancshares, Inc.

Notes to Consolidated Financial Statements

December 31, 2009, 2008 and 2007

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Merchants Bancshares, Inc. and its wholly owned subsidiaries Merchants Bank and Merchants Properties, Inc. (which dissolved in 2008), as well as Merchants Bank’s wholly owned subsidiary Merchants Trust Company (collectively “Merchants”) which was merged into Merchants Bank on September 30, 2009. The assets of Merchants Properties, Inc. were sold at the end of 2007 and the corporation was dissolved during 2008. All material intercompany accounts and transactions are eliminated in consolidation. Merchants Bank and Merchants Trust division offer a full range of deposit, loan, cash management, and trust services to meet the financial needs of individual consumers, businesses and municipalities at 34 full-service banking offices throughout the state of Vermont as of December 31, 2009.

Management’s Use of Estimates in Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of income and expenses during the reporting periods. The most significant estimates include those used in determining the allowance for loan losses, income taxes, interest income recognition on loans and investments and analysis of other-than-temporary impairment of Merchants’ investment securities portfolio. Operating results in the future may vary from the amounts derived from Management's estimates and assumptions.

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

Transfers from securities available for sale to securities held to maturity are recorded at the securities’ fair values on the date of the transfer. Any net unrealized gains or losses continue to be included as a separate component of accumulated other comprehensive income (loss), on a net of tax basis. As long as the securities are carried in the held to maturity portfolio, such amounts are amortized (accreted) over the estimated remaining life of the transferred securities as an adjustment to yield in a manner consistent with the amortization of premiums and discounts.

Interest and dividend income, including amortization of premiums and discounts, are recorded in earnings for all categories of investment securities. Discounts and premiums related to debt securities are amortized using the level-yield method.

During 2009, Merchants adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 320, “Recognition and Presentation of Other-Than-Temporary Impairment.” Management reviews reductions in fair value below book value of investment securities to determine whether the impairment is other than temporary. When an other-than-temporary impairment (“OTTI”) has occurred, the amount of OTTI recognized in earnings depends on whether Merchants intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss. To determine whether an impairment is other-than-temporary, Merchants considers all available information relevant to the collectability of the security, including past events, current conditions, and reasonable and supportable forecasts when developing estimate of cash flows expected to be collected. Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to year-end, forecasted performance of the investee, and the general market condition in the geographic area or industry the investee operates in.

If Merchants intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss, the OTTI is recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. If Merchants does not intend to sell the security and it is not more likely than not that Merchants will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss, the OTTI is separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total OTTI related to the credit loss is recognized in earnings. The amount of the total OTTI related to other factors is recognized in other comprehensive income, net of applicable income taxes.

Federal Home Loan Bank System

Merchants is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank (“FHLB”) provides a central credit facility primarily for member institutions. Member institutions are required to acquire and hold shares of capital stock in the FHLB in an amount at least equal to the sum of 0.35% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year and 4.5% of its advances (borrowings) from the FHLB. Merchants was in compliance with this requirement with an investment in FHLB stock at December 31, 2009 of $8.63 million. At December 31, 2009, Merchants had approximately $31.21 million in FHLB advances.

In early 2009, due to deterioration in its financial condition, the Federal Home Loan Bank of Boston (“FHLBB”) placed a moratorium on redemption of stock in excess of required levels of ownership and suspended payment of quarterly dividends on its stock. No dividend income on FHLBB stock was recorded during 2009 and no dividend income on FHLBB stock is expected during 2010. FHLBB announced a $186.80 million net loss for 2009. The loss was primarily driven by losses due to the OTTI of its investment in private label MBS resulting in a credit loss of $444.10 million for 2009. FHLBB continues to be classified “adequately capitalized” by its primary regulator. Based on current available information Merchants does not believe that its investment in FHLBB stock is impaired. Merchants will continue to monitor its investment in FHLBB stock.

Loans

Loans are carried at the principal amounts outstanding net of the allowance for loan losses, and net of deferred loan costs and fees. Deferred loan costs and fees are amortized over the estimated lives of the loans using the interest method.

Allowance for Credit Losses

The Allowance for Credit Losses (“Allowance”) is comprised of the Allowance for Loan Losses and the Reserve for Undisbursed Lines of Credit, and is based on Management’s estimate of the amount required to reflect the known and inherent risks in the loan portfolio. The Allowance is based on Management’s systematic periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions.

In addition, Federal regulatory agencies, as an integral part of their examination process, periodically review Merchants’ Allowance and may require Merchants to recognize additions to the Allowance based on their judgments about information available to them at the time of their examination, which may not be currently available to Management.

Factors considered in evaluating the adequacy of the Allowance include previous loss experience, the size and composition of the portfolio, current economic and real estate market conditions and their effect on the borrowers, the performance of individual loans in relation to contract terms, and estimated fair market values of collateral properties.

A loan is considered impaired when it is probable that Merchants will be unable to collect all principal and interest due according to the contractual terms of the loan agreement. This treatment does not apply to large groups of smaller-balance homogenous loans that are collectively evaluated for impairment, such as residential mortgage and consumer loans. When a loan is impaired, Merchants measures an impairment loss equal to the excess, if any, of the loan’s carrying amount over (1) the present value of expected future cash flows discounted at the loan’s original effective interest rate, (2) the observable market price of the impaired loan, or (3) the fair value of the collateral securing a collateral-dependent loan. When a loan is deemed to have an impairment loss, a valuation allowance is established as part of the overall allowance for loan losses. When, in the opinion of Management, the collection of principal appears unlikely the loan balance is charged off in whole or in part. The bank recognizes interest income on impaired loans consistent with its nonaccrual policy for loans generally.

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

While a loan is classified as nonaccrual and the future collectability of the recorded loan balance is uncertain, any payments received are generally applied to reduce the principal balance. When the future collectability of the recorded loan balance is expected, interest income may be recognized on a cash basis. In the case where a nonaccrual loan had been partially charged-off, recognition of interest on a cash basis is limited to that which would have been recognized on the recorded loan balance at the contractual interest rate. Interest collections in excess of that amount are recorded as a reduction of principal.

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

Income Taxes

Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. Low-income housing tax credits and historic rehabilitation credits are recognized as a reduction of income tax expense in the year in which they are earned. No penalties were incurred for 2009 or 2008; interest for 2009 and 2008 was insignificant and was classified as other noninterest expense in Merchants’ consolidated statements of income. Merchants’ policy is that deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

Investments in Real Estate Limited Partnerships

Merchants has investments in various real estate limited partnerships that acquire, develop, own and operate low and moderate-income housing. Merchants’ ownership interest in these limited partnerships ranges from 3.3% to 99% as of December 31, 2009. Merchants accounts for its investments in limited partnerships, where Merchants neither actively participates nor has a controlling interest, under the equity method of accounting. During 2007, Merchants sold the only limited partnership in which it was a general partner. Prior to the sale, Merchants consolidated the financial statements of the limited partnership as it was the general partner, was actively involved in management, and had a controlling interest.

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

Other Real Estate Owned

Collateral acquired through foreclosure is recorded at the lower of cost or fair value, less estimated costs to sell, at the time of acquisition. Subsequent decreases in the fair value of other real estate owned (“OREO”) are reflected as a write-down and charged to expense. Net operating income or expense related to foreclosed property is included in noninterest expense in the accompanying consolidated statements of income.

Repurchase Agreements

Repurchase agreements, are accounted for as secured financing transactions since Merchants maintains effective control over the transferred securities and the transfer meets the other criteria for such accounting. Obligations to repurchase securities sold are reflected as a liability in the Consolidated Balance Sheets. The securities underlying the agreements are delivered to a custodial account for the benefit of the dealer or bank with whom each transaction is executed. The dealers or banks, who may sell, loan or otherwise dispose of such securities to other parties in the normal course of their operations, agree to resell to Merchants the same securities at the maturities of the agreements.

Stock-Based Compensation

Merchants has granted stock options to certain key employees. The options are exercisable immediately after the vesting period. Stock options may be granted at any price determined by the Nominating and Governance Committee of Merchants’ Board of Directors. Merchants recognizes as expense the grant date fair value of stock options over the requisite service period.

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

Employee Benefit Costs

Prior to 1995 Merchants maintained a non-contributory pension plan covering substantially all employees that met eligibility requirements. The plan was curtailed in 1995. The cost of this plan, based on actuarial computations of current and future benefits, is charged to current operating expenses. Merchants recognizes the overfunded or underfunded status of a single employer defined benefit post retirement plan as an asset or liability on the consolidated balance sheets and recognizes changes in the funded status in comprehensive income in the year in which the change occurred.

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

Derivative Financial Instruments and Hedging Activities

Derivative instruments utilized by Merchants have included interest rate floor, cap and swap agreements. Merchants is an end-user of derivative instruments and does not conduct trading activities for derivatives. Merchants recognizes its derivatives as either assets or liabilities in the balance sheet and measures those instruments at fair value. Changes in the fair value of the derivative financial instruments are reported as a component of other comprehensive income because it qualifies for hedge accounting.

Merchants formally documents its hedging relationships and its risk-management objective and strategy for undertaking the hedge, the hedging instrument, the hedged item, the nature of the risk being hedged, how the hedging instrument’s effectiveness in offsetting the hedged risk will be assessed prospectively and retrospectively, and a description of the method of measuring ineffectiveness. Merchants also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting cash flows of hedged items. Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a cash-flow hedge are recorded in accumulated other comprehensive income to the extent that the derivative is effective as a hedge, until earnings are affected by the variability in cash flows of the designated hedged item. The ineffective portion, if any, of the change in fair value of a derivative instrument that qualifies as a cash-flow hedge is reported in earnings.

Segment Reporting

Merchants’ operations are solely in the financial services industry and include providing to its customers traditional banking and other financial services. Merchants operates primarily in the state of Vermont. Management makes operating decisions and assesses performance based on an ongoing review of Merchants’ consolidated financial results. Therefore, Merchants has a single operating segment for financial reporting purposes.

Fair Value Measurements

Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participant and such fair value measurements are not adjusted for transaction costs. The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described below:

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

Level 3 is for positions that are not traded in active markets or are subject to transfer restrictions; valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence. In the absence of such evidence, Management’s best estimate will be used. Management’s best estimate consists of both internal and external support on certain Level 3 investments. Subsequent to inception, Management only changes Level 3 inputs and assumptions when corroborated by evidence such as transactions in similar instruments, completed or pending third-party transactions in the underlying investment or comparable entities, subsequent rounds of financing, recapitalizations and other transactions across the capital structure, offerings in the equity or debt markets, and changes in financial ratios or cash flows.

Reclassifications

Reclassifications are made to prior years’ consolidated financial statements whenever necessary to conform to the current year’s presentation.

(2) INVESTMENT SECURITIES

Investments in securities are classified as available for sale or held to maturity as of December 31, 2009 and 2008. The amortized cost and fair values of the securities classified as available for sale and held to maturity as of December 31, 2009 and 2008 are as follows:

SECURITIES AVAILABLE FOR SALE:

(In thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
2009
U.S. Treasury Obligations	$ 249	$ 1	$ --	$ 250
U.S. Agency Obligations	40,512	38	172	40,378
FHLB Obligations	13,017	270	38	13,249
Agency Residential Real Estate Mortgage Backed Securities (“MBS”)	182,569	8,437	11	190,995
Agency Collateralized Mortgage Obligations (“CMO”)	151,241	2,374	574	153,041
Non-Agency CMO	8,086	2	1,226	6,862
Asset Backed Securities (“ABS”)	3,406	--	529	2,877
Total 2009	$ 399,080	$11,122	$ 2,550	$ 407,652
2008
U.S. Treasury Obligations	$ 250	$ 4	$ --	$ 254
FHLB Obligations	6,998	103	--	7,101
Agency Residential Real Estate MBS	274,291	7,304	72	281,523
Commercial Real Estate MBS	17,357	--	1,214	16,143
Agency CMO	94,462	1,502	24	95,940
Non-Agency CMO	28,640	--	3,931	24,709
ABS	4,486	--	284	4,202
Total 2008	$ 426,484	$ 8,913	$ 5,525	$ 429,872

SECURITIES HELD TO MATURITY:

(In thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
2009
Agency Residential Real Estate MBS	$ 1,159	$ 89	$ --	$ 1,248
2008
Agency Residential Real Estate MBS	$ 1,737	$ 73	$ --	$ 1,810

There were no securities classified as trading at December 31, 2009 and 2008.

The contractual final maturity distribution of the debt securities classified as available for sale and held to maturity as of December 31, 2009, are as follows:

SECURITIES AVAILABLE FOR SALE (at fair value):

(In thousands)	Within One Year	After One But Within Five Years	After Five But Within Ten Years	After Ten Years	Total
U.S. Treasury Obligations	$ --	$ 250	$ --	$ --	$ 250
U.S. Agency Obligations	--	25,519	14,859	--	40,378
FHLB Obligations	--	13,249	--	--	13,249
Agency Residential Real Estate MBS	2,079	16,681	53,790	118,445	190,995
Agency CMO	--	3,288	16,281	133,472	153,041
Non-Agency CMO	--	--	1,458	5,404	6,862
ABS	--	--	--	2,877	2,877
	$ 2,079	$ 58,987	$ 86,388	$ 260,198	$ 407,652

SECURITIES HELD TO MATURITY (at amortized cost):

(In thousands)	Within One Year	After One But Within Five Years	After Five But Within Ten Years	After Ten Years	Total
Agency Residential Real Estate MBS	$ 23	$ 390	$ 121	$ 625	$ 1,159
	$ 23	$ 390	$ 121	$ 625	$ 1,159

Actual maturities will differ from contractual maturities because borrowers may have rights to call or prepay obligations. Maturities of mortgage-backed securities and collateralized mortgage obligations are based on final contractual maturities.

Proceeds from sales of available for sale debt securities were $65.20 million, $27.01 million and $6.42 million during 2009, 2008 and 2007, respectively. Gross gains of $1.80 million, $291 thousand and zero; and gross losses of $576 thousand, $209 thousand and $97 thousand were realized from sales of securities in 2009, 2008, and 2007, respectively.

Securities with a book value of $269.90 million and $184.08 million at December 31, 2009 and 2008, respectively, were pledged to secure U.S. Treasury borrowings, public deposits, securities sold under agreements to repurchase, and for other purposes required by law.

Gross unrealized losses on investment securities available for sale and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position, at December 31, 2009, were as follows:

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury Obligations	$ --	$ --	$ --	$ --	$ --	$ --
U.S. Agency Obligations	25,330	172	--	--	25,330	172
FHLB Obligations	2,962	38	--	--	2,962	38
Agency Residential Real Estate MBS	4,646	11	--	--	4,646	11
Agency CMO	77,678	574	--	--	77,678	574
Non-Agency CMO	--	--	6,706	1,226	6,706	1,226
ABS	--	--	2,877	529	2,877	529
	$ 110,616	$ 795	$ 9,583	$ 1,755	$ 120,199	$ 2,550

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

There were no securities held to maturity with unrealized losses as of December 31, 2009 or 2008.

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

Merchants worked to decrease its credit exposure in the investment portfolio during 2009, selling all of its commercial mortgage backed securities and several of its non-Agency CMOs. At December 31, 2009 Merchants had seven securities with a fair value of $9.58 million that had been impaired for twelve months or longer. The total unrealized loss on these securities was $1.76 million at December 31, 2009. Of this total, $6.71 million consists of four Non-Agency CMOs that have been impaired for twelve months or longer. The total unrealized loss on these securities was $1.23 million as of December 31, 2009. One of the non-Agency CMO bonds with a fair value of $129 thousand has unrealized losses totaling $10 thousand. Because of the insignificance of these unrealized losses, Merchants performed no additional analysis on this bond. For the other three non-Agency CMOs with a fair value of $6.58 million, Merchants performs monthly and quarterly analyses. Merchants, with the help of its investment advisor, analyzes the underlying loans’ current estimated loan-to-value ratios and performs a variety of cash flow analyses encompassing multiple market assumptions, including constant default rates and loss severities well above the securities’ actual loss experience. Based upon these cash flow projections, Management projected that all future contractual principal and interest payments will be received and no OTTI existed as of December 31, 2009.

The last three bonds that had been impaired for twelve months or longer were three asset backed securities with a fair value of $2.88 million. One of the three bonds, with a fair value of $306 thousand carries an Agency guarantee. Merchants has performed no further analysis on this bond. The second bond is a private label asset backed security with a book value of $1.54 million and a fair value of $1.48 million that is backed by home equity lines. Merchants receives monthly updates on this bond from its investment advisor. The bond carries an AAA rating and has insurance backing from Ambac. Merchants places no reliance on the insurance wrap in its analysis; the bond has credit support in addition to the insurance wrap. Merchants has performed the same analysis on this bond as on its non-Agency CMOs discussed above, and considers its impairment temporary.

The final asset backed security has a current book value of $1.51 million, and a current fair value of $1.10 million on which it recorded a pre-tax OTTI loss of $369 thousand during 2008. This charge brought the cost basis down to its estimated market value at that date and was included in Merchants’ Consolidated Statement of Income for the year ended December 31, 2008. Effective April 1, 2009 Merchants adopted FASB Accounting Standards Update (“ASU”) 320, “Recognition and Presentation of Other-Than-Temporary Impairment,” and reclassified to Accumulated Other Comprehensive Income $327 thousand (pre-tax), representing the portion of the OTTI charge resulting from factors other than credit. This is the only bond in Merchants’ bond portfolio with subprime exposure. This bond also has some credit support and insurance backing from Ambac. Merchants has performed the same analyses on this bond as on its private label CMOs discussed above, and currently considers the additional impairment of this bond temporary.

Merchants does not intend to sell the investment securities that are in an unrealized loss position, and it is unlikely that Merchants will be required to sell the investment securities before recovery of their amortized cost bases, which may be maturity.

As a member of the FHLB system, Merchants is required to invest in stock of the FHLBB in an amount determined based on its borrowings from the FHLBB. At December 31, 2009 Merchants’ investment in FHLBB stock totaled $8.63 million. In early 2009, due to deterioration in its financial condition, the FHLBB placed a moratorium on redemption of stock in excess of required levels of ownership and suspended payment of quarterly dividends on its stock. No dividend income on FHLBB stock was recorded during 2009 and no dividend income on FHLBB stock is expected during 2010. FHLBB announced a $186.80 million net loss for 2009. The loss was primarily driven by losses due to the OTTI of its investment in private label MBS resulting in a credit loss of $444.10 million for 2009. FHLBB continues to be classified as “adequately capitalized” by its regulator. Based on current available information Merchants does not believe that its investment in FHLBB stock is impaired. Merchants will continue to monitor its investment in FHLBB stock.

No dividend income on FHLBB stock has been recorded during 2009, and no dividend income on FHLBB stock is expected during 2010. Dividend income totaling $228 thousand was recorded during 2008.

(3) LOANS

The composition of the loan portfolio at December 31, 2009 and 2008 is as follows:

(In thousands)	December 31, 2009	December 31, 2008
Commercial, financial and agricultural	$ 113,980	$ 126,266
Municipal loans	44,753	2,766
Real estate loans – residential	435,273	395,834
Real estate loans – commercial	290,737	273,526
Real estate loans – construction	25,146	40,357
Installment loans	7,711	7,670
All other loans	938	708
Total loans	$ 918,538	$ 847,127

At December 31, 2009 and 2008, total loans included $(140) thousand and $(74) thousand, respectively, of net deferred loan fees. The aggregate amount of overdrawn deposit balances classified as loan balances was $938 thousand and $708 thousand at December 31, 2009 and 2008, respectively.

Residential and commercial loans serviced for others at December 31, 2009 and 2008 amounted to approximately $17.87 million and $8.91 million, respectively.

Merchants primarily originates residential real estate, commercial, commercial real estate, and installment loans to customers throughout the state of Vermont. There are no significant industry concentrations in the loan portfolio. There has been continued volatility in the financial and capital markets during 2009. While continuing to adhere to prudent underwriting standards, Merchants is not immune to some negative consequences arising from overall economic weakness and, in particular, a sharp downturn in the housing market in Vermont.

A summary of changes in the allowance for credit losses for the years ended December 31, 2009, 2008 and 2007 is as follows:

(In thousands)	2009	2008	2007
Balance, Beginning of Year	$ 9,311	$ 8,350	$ 7,281
Provision for Loan Losses	4,100	1,525	1,150
Loans Charged Off	(1,876)	(681)	(432)
Recoveries	167	117	351
Balance, End of Year	$ 11,702	$ 9,311	$ 8,350

Components:

Allowance for Loan Losses	$ 10,976	$ 8,894	$ 8,002
Reserve for Undisbursed Lines of Credit	726	417	348
Allowance for Credit Losses	$ 11,702	$ 9,311	$ 8,350

Impaired loans consist primarily of large, nonaccrual, construction, commercial and commercial real estate loans. Total impaired loans totaled $14.48 million, $10.98 million and $8.87 million at December 31, 2009, 2008 and 2007, respectively. At December 31, 2009, $8.39 million of the impaired loans had a specific reserve allocation of $1.82 million, and $6.09 million had no specific reserve allocation. At December 31, 2008, $7.39 million of the impaired loans had a specific reserve allocation of $734 thousand, and $3.59 million of the impaired loans had no specific reserve allocation. At December 31, 2007, $7.20 million of the impaired loans had a specific reserve allocation of $614 thousand, and $1.67 million of the impaired loans had no specific reserve allocation. Merchants recorded interest income on impaired loans of approximately $38 thousand, $41 thousand and $21 thousand during 2009, 2008 and 2007, respectively. The average balance of impaired loans was $12.56 million in 2009, $8.75 million in 2008 and $5.9 million in 2007.

Nonperforming loans at December 31, 2009 and 2008 are as follows:

(In thousands)	2009	2008
Nonaccrual loans	$ 14,296	$ 11,476
Restructured loans	97	110
90 days past due and still accruing interest	88	57
Total nonperforming loans	$ 14,481	$ 11,643

The above disclosed restructured loans were performing in accordance with modified agreements with the borrowers at December 31, 2009 and 2008. Merchants recorded interest income on restructured loans of approximately $6 thousand for 2009. Commitments to lend additional funds to borrowers whose loans have been modified in a troubled debt restructuring were $7 thousand at December 31, 2009. Merchants had $1.08 million in commitments to lend additional funds to borrowers whose loans were nonperforming at December 31, 2009. Merchants’ OREO balance was $655 thousand at December 31, 2009 and $802 thousand at December 31, 2008.

The amount of interest which was not earned, but which would have been earned had Merchants’ nonaccrual and restructured loans performed in accordance with their original terms and conditions, was approximately $638 thousand, $666 thousand and $475 thousand in 2009, 2008 and 2007, respectively.

An analysis of loans in excess of $60 thousand to directors, executive officers, and associates of such persons for the year ended December 31, 2009, is as follows:

(In thousands)
Balance, December 31, 2008	$3,468
Additions	250
Repayments	(349)
Balance, December 31, 2009	$3,369

It is the policy of Merchants to make loans to directors, executive officers, and associates of such persons on substantially the same terms, including interest rates and collateral, as those prevailing for comparable lending transactions with other persons.

(4) PREMISES AND EQUIPMENT

The components of premises and equipment included in the accompanying consolidated balance sheets are as follows:

			Estimated
	2009	2008	Useful Lives
	(In thousands)		(In years)
Land	$ 600	$ 603	N/A
Bank Premises	10,755	11,258	39
Leasehold Improvements	6,133	3,968	5 - 20
Furniture, Equipment, and Software	15,876	15,760	3 - 7
	33,364	31,589
Less: Accumulated Depreciation and Amortization	20,274	20,028
	$ 13,090	$ 11,561

Depreciation and amortization expense related to premises and equipment amounted to $1.59 million, $1.63 million, and $1.89 million in 2009, 2008 and 2007, respectively.

Merchants occupies certain banking offices under non-cancellable operating lease agreements expiring at various dates over the next 20 years. The majority of leases have multiple options with escalation clauses for increases associated with the cost of living or other variable expenses over time. Rent expense on these properties totaled $1.01 million, $824 thousand and $667 thousand for the years ended December 31, 2009, 2008 and 2007, respectively. Minimum lease payments on these properties subsequent to December 31, 2009 are as follows: 2010 – $1.01 million; 2011 - $942 thousand; 2012 - $913 thousand; 2013 - $724 thousand; 2014 – $568 thousand and $3.68 million thereafter. Merchants entered into a sale leaseback arrangement for its principal office in South Burlington, VT, in June 2008. Approximately $60 thousand in net rent expense during 2009, included in the 2009 expense number above, is attributed to this transaction. Deferred gains on the sale leaseback transaction will result in a $423 thousand offset to rent expense per year through 2014 and $1.48 million thereafter.

Merchants had no intangibles on its balance sheet at December 31, 2008 or at any point during 2009, therefore no amortization was recorded during 2009. Amortization of intangible assets amounted to $93 thousand and $186 thousand during 2008 and 2007, respectively. Amortization for intangibles is expected to be zero for 2010.

(5) TIME DEPOSITS

Scheduled maturities of time deposits at December 31, 2009 were as follows:

(In thousands)
Mature in year ending December 31,
2010	$ 350,640
2011	12,768
2012	6,440
2013	7,566
2014	17,129
Thereafter	--
Total time deposits	$ 394,543

Time deposits greater than $100 thousand totaled $134.15 million and $113.98 million as of December 31, 2009 and 2008, respectively. Interest expense on time deposits greater than $100 thousand amounted to $2.32 million, $2.83 million and $2.82 million for the years ended December 31, 2009, 2008 and 2007, respectively.

(6) SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER SHORT-TERM DEBT

Securities sold under agreements to repurchase and other short-term debt consisted of the following at December 31, 2009 and 2008:

(In thousands)	2009	2008
FHLB short term borrowings	$ --	$ 28,000
Demand Note Due U.S. Treasury	1,403	4,000
Securities Sold Under Agreements to Repurchase	178,315	92,408
	$ 179,718	$ 124,408

FHLB short term borrowings mature daily. There were no outstanding balances at December 31, 2009. The Demand Note Due U.S. Treasury matures daily and bears interest at the federal funds rate less 0.25%; the rate on this borrowing at December 31, 2009 was zero. The Securities Sold Under Agreements to Repurchase are collateralized by mortgage backed securities and collateralized mortgage backed obligations. The repurchase agreements mature daily and the average rate paid on these funds for 2009 was 0.57%. The carrying value of the securities sold under repurchase agreements was $204.35 million and the market value was $208.74 million at December 31, 2009. Merchants maintains effective control over the securities underlying the agreements.

As of December 31, 2009, Merchants could borrow up to $49 million in overnight funds. $44 million of this $49 million consists of unsecured borrowing lines established with correspondent banks; the balance of $5 million is in the form of an overnight line of credit with the FHLB. Merchants has established both overnight and longer term lines of credit with the FHLB. The borrowings are secured by residential mortgage loans. The total amount of loans pledged to the FHLB for both short and long-term borrowing arrangements totaled $187.81 million and $254.16 million at December 31, 2009 and 2008, respectively.

The following table provides certain information regarding other borrowed funds for the three years ended December 31, 2009, 2008 and 2007:

(In thousands)	2009	2008	2007
FHLB Short-term Borrowings
Amount outstanding at year end	$ --	$ 28,000	$ --
Maximum Month-End Amount Outstanding	35,000	28,000	--
Average Amount Outstanding	5,721	2,321	--
Weighted Average-Rate During The Year	0.33%	1.43%	--
Weighted Average Rate at Year-end	0%	0.51%	--
Demand Note Due U.S. Treasury
Amount outstanding at year end	$ 1,403	$ 4,000	$ 2,167
Maximum Month-End Amount Outstanding	1,676	4,001	4,000
Average Amount Outstanding	1,094	1,614	1,559
Weighted Average-Rate During The Year	0%	1.42%	4.90%
Weighted Average Rate at Year-end	0%	0%	3.59%
Securities Sold Under Agreement to Repurchase
Amount outstanding at year end	$178,315	$ 92,408	$ 96,750
Maximum Month-End Amount Outstanding	178,315	92,408	98,797
Average Amount Outstanding	108,295	84,280	83,482
Weighted Average-Rate During The Year	0.57%	1.90%	4.10%
Weighted Average Rate at Year-end	0.93%	0.60%	3.41%

(7) LONG-TERM DEBT

Long-term debt consisted of the following at December 31, 2009 and 2008:

(In thousands)	2009	2008
FHLB Note, 3.09%, final maturity February 2013, one time call February 2011	$ 5,000	$ 5,000
FHLB Note, 3.69%, final maturity September 2014, callable quarterly	1,000	1,000
FHLB Note, 2.75%, final maturity April 2015, one time call April 2011	20,000	20,000
Federal Home Loan Bank Notes, payable through March 2029, Rates ranging from 1.50% to 5.13%	5,215	92,643
Securities Sold Under Agreements to Repurchase, payable October 2012 through April 2013, rates ranging from 3.22% to 5.62%	54,000	54,000
	$ 85,215	$ 172,643

Securities sold under agreements to repurchase are collateralized by Agency CMO and MBS. Merchants maintains effective control of the collateral. The pledged assets had a carrying value of $59.41 million and a market value of $62.13 million at December 31, 2009. The fixed rate repurchase agreements have a final maturity of five years and are callable quarterly after two or three years. The cost of this funding will be reduced by the cash flows of embedded interest rate caps that will come into the money when three month LIBOR reaches rates ranging from 3.22% to 5.62%.

Contractual maturities and amortization of long-term debt (other than long term securities sold under agreements to repurchase) subsequent to December 31, 2009, are as follows: 2010 - $76 thousand; 2011 - $77 thousand; 2012 - $78 thousand; 2013 - $7.58 million; 2014 - $1.08 million and $22.32 million thereafter.

As of December 31, 2009, Merchants had an estimated additional borrowing capacity with the Federal Home Loan Bank of $86 million and the ability to borrow through the use of repurchase agreements, collateralized by Merchants’ investments, with certain approved counterparties.

(8) TRUST PREFERRED SECURITIES

On December 15, 2004 Merchants closed its private placement of an aggregate of $20 million of trust preferred securities. The placement occurred through a newly formed Delaware statutory trust affiliate of Merchants, MBVT Statutory Trust I (the “Trust”), as part of a pooled trust preferred program. The Trust was formed for the sole purpose of issuing capital securities which are non-voting. Merchants owns all of the common securities of the Trust. The proceeds from the sale of the capital securities were loaned to Merchants under deeply subordinated debentures issued to the Trust. The debentures are the only asset of the Trust and payments under the debentures are the sole revenue of the Trust. Merchants’ primary source of funds to pay interest on the debentures held by the Trust is current dividends from its principal subsidiary, Merchants Bank. Accordingly, Merchants’ ability to service the debentures is dependent upon the continued ability of Merchants Bank to pay dividends to Merchants.

These hybrid securities qualify as regulatory capital for Merchants, up to certain regulatory limits. At the same time they are considered debt for tax purposes, and as such, interest payments are fully deductible. The trust preferred securities total $20.62 million, and carried a fixed rate of interest through December 2009 at which time the rate became variable and adjusts quarterly at a fixed spread over three month LIBOR. Merchants has entered into two interest rate swap arrangements for its trust preferred issuance. The swaps fix the interest rate on $10 million at 6.50% for three years and at 5.23% for seven years for the balance of $10 million. The swaps were effective beginning on December 15, 2009. The trust preferred securities mature on December 31, 2034, and are redeemable at Merchants’ option, subject to prior approval by the FRB, beginning in December 2009. Merchants incurred $400 thousand in costs to issue the securities, which were being amortized over five years using the straight-line method as Merchants intended to payoff the debt at the five year anniversary date. Merchants has determined that it will not pay off the debt until at least December 2012, and will amortize the remaining issuance costs over the new expected period. The proceeds from the sale of the trust preferred securities were used for general corporate purposes, and helped fund the special dividend declared on December 1, 2004.

(9) INCOME TAXES

The components of the provision for income taxes were as follows for the years ended December 31, 2009, 2008 and 2007:

(In thousands)	2009	2008	2007
Current	$ 8,695	$ 5,210	$ 4,237
Deferred	(4,941)	(1,442)	(976)
Provision for Income Taxes	$ 3,754	$ 3,768	$ 3,261

Not included in the above table is the income tax impact associated with the unrealized gain or loss on securities available for sale and the income tax impact associated with the funded status of the pension plan, which are recorded directly in shareholders’ equity as a component of accumulated other comprehensive loss.

The tax effects of temporary differences and tax credits that give rise to deferred tax assets and liabilities at December 31, 2009 and 2008 are presented below:

(In thousands)	2009	2008
Deferred Tax Assets:
Allowance for Loan Losses	$ 4,096	$ 3,252
Post Retirement Benefit Obligation	1,324	1,567
Deferred Compensation	1,423	1,487
Core Deposit Intangible	185	223
Installment Sales	532	655
Other	263	219
Loan Market Adjustment	3	--
Investment in Real Estate Limited Partnerships	283	--
Total Deferred Tax Assets	$ 8,109	$ 7,403
Deferred Tax Liabilities:
Depreciation	$ (527)	$ (666)
Accrued Pension Cost	(1,396)	(782)
Loan Market Adjustment	--	(1,867)
Unrealized Gain on Securities Available for Sale	(3,000)	(1,190)
Investments in Real Estate Limited Partnerships	--	(2,600)
Total Deferred Tax Liabilities	$ (4,923)	$ (7,105)
Net Deferred Tax Liability	$ 3,186	$ 298

In assessing the realizability of Merchants’ total deferred tax assets, Management considers whether it is more likely than not that some portion or all of those assets will not be realized. Based upon Management’s consideration of historical and anticipated future pre-tax income, as well as the reversal period for the items giving rise to the deferred tax assets and liabilities, a valuation allowance for deferred tax assets was not considered necessary at December 31, 2009 and 2008.

The following is a reconciliation of the federal income tax provision, calculated at the statutory rate of 35%, to the recorded provision for income taxes:

(In thousands)	2009	2008	2007
Applicable Statutory Federal Income Tax	$ 5,682	$ 5,490	$ 4,942
(Reduction) Increase in Taxes Resulting From:
Tax-exempt Income	(127)	(36)	(28)
Housing Tax Credits	(1,791)	(1,699)	(1,653)
Other, Net	(10)	13	--
Provision for Income Taxes	$ 3,754	$ 3,768	$ 3,261

Merchants has not identified any of its tax positions that contain significant uncertainties. Housing tax credits are recognized using the flow through method. Merchants is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending December 31, 2006 through 2009. Merchants’ state income tax returns are also open to audit under the statute of limitations for the years ending December 31, 2006 through 2009. Merchants 2006 tax return was audited by the IRS during 2009 with only minor adjustments resulting from the audit.

The State of Vermont assesses a franchise tax for banks in lieu of income tax. The franchise tax is assessed based on deposits and amounted to approximately $1.02 million, $970 thousand and $940 thousand in 2009, 2008 and 2007, respectively, which is included as non-interest expense in the accompanying consolidated statement of income.

(10) EMPLOYEE BENEFIT PLANS

Pension Plan

Prior to January 1995 Merchants maintained a noncontributory defined benefit plan covering all eligible employees. Merchants’ Pension Plan (the “Plan”) was a final average pay plan with benefits based on the average salary rates over the five consecutive plan years out of the last ten consecutive plan years that produce the highest average. It was Merchants’ policy to fund the cost of benefits expected to accrue during the year plus amortization of any unfunded accrued liability that had accumulated prior to the valuation date based on IRS regulations for funding. During 1995 the Plan was curtailed. Accordingly, all accrued benefits were fully vested and no additional years of service or age will be accrued.

Merchants recognizes the overfunded or underfunded status of a single employer defined benefit post retirement plan as an asset or liability on the consolidated balance sheets and recognizes changes in the funded status in comprehensive income in the year in which the change occurred.

The following tables provide a reconciliation of the changes in the plan’s benefit obligations and fair value of assets over the two year period ending December 31, 2009, and a statement of the funded status as of December 31 of both years.

(In thousands)	2009	2008
Reconciliation of benefit obligation
Benefit Obligation at Beginning of Year	$ 7,599	$ 7,469
Service Cost including expenses	45	57
Interest Cost	492	471
Actuarial (Gain) Loss	959	127
Benefits Paid	(509)	(525)
Benefit Obligation at Year-end	$ 8,586	$ 7,599
Reconciliation of fair value of plan assets
Fair Value of Plan Assets at Beginning of Year	$ 5,351	$ 7,546
Actual Return on Plan Assets	1,662	(1,932)
Employer Contributions	2,300	250
Benefits Paid	(519)	(513)
Fair Value of Plan Assets at Year-end	$ 8,794	$ 5,351
Funded Status at year end	$ 208	$ (2,248)

Amounts recognized in accumulated other comprehensive income include the unrecognized actuarial loss of $2.46 million at December 31, 2009 and $2.91 million at December 31, 2008, net of taxes.

The accumulated benefit obligation is equal to the projected benefit obligation and was $8.59 million and $7.60 million at December 31, 2009 and 2008, respectively.

The following tables summarize the components of net periodic benefit cost and other changes in plan assets and benefit obligations recognized in other comprehensive income for the years ended December 31, 2009, 2008 and 2007, respectively.

(In thousands)	2009	2008	2007
Interest Cost	$ 492	$ 471	$ 461
Expected Return on Plan Assets	(408)	(525)	(529)
Service Costs	45	57	43
Net Loss Amortization	410	145	181
Net Periodic Pension Cost	$ 539	$ 148	$ 156

(In thousands)	2009	2008	2007
Net Loss (Gain)	$ (285)	$ 2,572	$ (474)
Net Loss amortization	(410)	(145)	(181)
Total recognized in Other Comprehensive Income	$ (695)	$ 2,427	$ (655)
Total recognized in net periodic pension cost and Other Comprehensive Income	$ (156)	$ 2,575	$ (499)

The estimated net actuarial loss for the plan that will be amortized from accumulated other comprehensive income into net periodic pension cost for 2010 is $235 thousand.

The following table summarizes the assumptions used to determine the benefit obligations and net periodic benefit costs for the years ended December 31, 2009, 2008 and 2007:

	2009	2008	2007
Benefit Obligations
Discount Rate	5.80%	6.18%	6.40%
Net Periodic Benefit Cost
Discount Rate	6.18%	6.40%	5.84%
Expected Long-term Return on Plan Assets	7.00%	7.00%	7.50%

The discount rate reflects the rates at which pension benefits could be effectively settled. Merchants looks to rates of return on high-quality fixed income investments currently available and expected to be available during the period of maturity of the pension benefits. Consideration was given to the rates that would be used to settle plan obligations as of December 31, 2009 and to the rates of other indices at year-end. Merchants’ actuary used a bond matching model using individual bond yield data which matched the spot rate to the expected future benefit payments of the plan over a 99 year period. The expected long-term rate of return on plan assets reflects long-term earnings expectations on existing plan assets and those contributions expected to be received during the current plan year. In estimating that rate, appropriate consideration was given to historical returns earned by plan assets in the fund and the rates of return expected to be available for reinvestment. Rates of return were adjusted to reflect current capital market assumptions and changes in investment allocations, if any.

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

Specific guidelines regarding allocation of assets are as follows: equities shall be managed to a target of 65% of total investments and fixed income securities will be managed to a target of 35% of total investments, with a 5% tolerance either below or above, as measured on a quarterly basis. If the exposure for equities is less than 60% or greater than 70%, or the exposure for fixed income is less than 30% or greater than 40% at the end of any quarter, the assets will be rebalanced in order to restore the equity exposure. Equity securities primarily include investments in domestic equities and domestic and international equity mutual funds. Fixed income securities include corporate bonds of companies from diversified industries, mortgage backed securities and U. S. Treasuries. Other types of investments include cash and money market funds.

The fair value of Merchants’ pension plan assets at December 31, 2009 by asset category are as follows:

		Fair Value Measurements at Reporting Date Using:
(In thousands) Description	12/31/2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash	$ 20	$ 20	$ --	$ --
Money Market Funds	355	355	--	--
Equity Securities:			--	--
Domestic Equities	173	173	--	--
Global Equity Mutual Funds	347	347	--	--
International Equity Mutual Funds	699	699	--	--
Large Cap Equity Mutual Funds	2,283	2,283	--	--
Small Cap Equity Mutual Funds	86	86	--	--
Fixed Income:
Taxable Bond Mutual Funds	4,831	4,831	--	--
Total	$8,794	$8,794	$ --	$ --

Domestic equities: The pension plan holds 7,650 shares of Merchants Bancshares, Inc. stock with a cost basis of $64 thousand and a market value at December 31, 2009 of $173 thousand.

Global Equity Mutual Funds: Funds in this category are diversified, active global equity funds that have exposure to both large company domestic stocks as well as large company developed country international stocks.

International Equity Mutual Funds: Funds in this category have a diversified, actively managed multi-manager approach to investing in international developed country stocks with limited exposure to emerging market international stocks.

Large Cap Equity Mutual Funds: Funds in this category have a diversified, actively managed multi-manager approach to investing in domestic stocks. There are multiple fund managers that are included in the portfolio with multiple categories of industries being invested in by the managers in mid-size, to large size publicly traded firms with a majority of funds invested in large companies.

Small Cap Equity Mutual Funds: Funds in this category have a diversified, active fund manager approach to investing in small company domestic stocks.

Fixed Income Taxable: Funds in this category have a diversified, actively managed multi-manager approach to investing in domestic and international bonds. A majority of funds are invested in domestic bonds with an average credit rating for the entire portfolio being investment grade.

Merchants has no minimum required contribution for 2010.

The following table summarizes the estimated future benefit payments expected to be paid under the Plan:

(In thousands)	Pension Benefits
2010	$ 461
2011	458
2012	473
2013	504
2014	529
Years 2015 to 2019	$ 3,010

The estimated future benefit payments expected to be paid under the Plan are based on the same assumptions used to measure Merchants’ benefit obligation at December 31, 2009. No future service estimates were included due to the frozen status of the Plan.

401(k) Employee Stock Ownership Plan

Under the terms of Merchants’ 401(k) Employee Stock Ownership Plan (“401(k)”) eligible employees are entitled to contribute up to 75% of their compensation to the 401(k), and Merchants contributes a percentage of the amounts contributed by the employees as authorized by Merchant Bank’s Board of Directors. Merchants contributed approximately 54%, 53%, and 51% of the amounts contributed by the employees in 2009, 2008 and 2007 respectively.

Summary of Expense

A summary of expense relating to Merchants’ various employee benefit plans for each of the years in the three year period ended December 31, 2009 is as follows:

(In thousands)	2009	2008	2007
Pension Plan	$ 539	$ 148	$ 156
401(k)	562	431	441
Total	$ 1,101	$ 579	$ 597

(11) STOCK-BASED COMPENSATION PLANS

Stock Option Plan

Merchants has granted stock options to certain key employees. The options are exercisable immediately after the three year vesting period. Nonqualified stock options may be granted at any price determined by the Nominating and Governance Committee of Merchants’ Board of Directors. All stock options have been granted at or above fair market value at the date of grant.

Merchants granted 38,986 options during May 2009 and 29,495 options during May 2008. The fair value of the options granted during 2009 was $3.19 per option and during 2008 was $3.97 per option. The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model that requires Merchants to develop estimates for assumptions used in the model. The Black-Scholes valuation model uses the following assumptions: expected volatility, expected term of option, risk-free interest rate and dividend yield. Expected volatility estimates are developed by Merchants based on historical volatility of Merchants’ stock. Merchants uses historical data to estimate the expected term of the options. The risk-free interest rate for periods within the expected life of the option is based on the U.S. Treasury yield in effect at the grant date. The dividend yield represents the expected dividends on Merchants’ stock.

The following table presents the assumptions used for options granted during the years indicated:

	2009	2008
Expected volatility	24.49%	26.30%
Expected term of option	6.5 years	10 years
Risk-free interest rate	2.67%	3.65%
Annual rate of quarterly dividends	4.92%	4.88%

No options were granted during 2007.

A summary of Merchants’ stock option plan as of December 31, 2009, 2008 and 2007 and changes during the years then ended are as follows, with numbers of shares in thousands:

	2009		2008		2007
	Number Of Shares	Weighted Average Exercise Price Per Share	Number Of Shares	Weighted Average Exercise Price Per Share	Number Of Shares	Weighted Average Exercise Price Per Share
Options Outstanding, Beginning of Year	100	$ 20.14	129	$ 19.25	166	$ 19.09
Granted	39	22.75	29	22.93	--	--
Exercised	58	17.49	47	19.39	30	18.50
Expired	--	--	11	20.33	7	18.50
Options Outstanding, End of Year	81	$ 23.30	100	$ 20.14	129	$ 19.25
Options Exercisable	13	$ 25.88	61	$ 17.73	119	$ 18.63

As of December 31, 2009, there were options outstanding within the following ranges: 71 thousand at an exercise price within the range of $22.75 to $23.00, and 10 thousand at $26.63.

The total intrinsic value of options exercised was $240 thousand, $179 thousand and $131 thousand for the three years ended December 31, 2009, 2008 and 2007, respectively. Merchants generally uses shares held in treasury for option exercises. Options exercisable at December 31, 2009 had a negative intrinsic value and a weighted average remaining term of 5.60 years. The total cash received from employees, net of withholding taxes, as a result of employee stock option exercises was $475 thousand, $151 thousand and $155 thousand for the years ended December 31, 2009, 2008 and 2007, respectively. Total shares surrendered by employees to satisfy the exercise price in conjunction with option exercises were 21,933 shares, 28,957 shares and 16,976 shares for the years ended December 31, 2009, 2008 and 2007, respectively. The tax benefit realized as a result of the stock option exercises was $52 thousand, $19 thousand and $15 thousand for the years ended December 31, 2009, 2008 and 2007, respectively. Merchants has $532 thousand securities remaining available under the plan as of December 31, 2009.

The total compensation cost recognized related to options was $65 thousand for 2009, $35 thousand for 2008 and $16 thousand for 2007. Compensation cost related to options is included in salary expense in the accompanying consolidated Statements of Income. Compensation expense for options granted is recognized on a straight line basis over the vesting period. Remaining compensation expense relating to current outstanding grants is $162 thousand.

Deferred Compensation Plans

Merchants has established deferred compensation plans for non-employee directors. Under the terms of these plans participating directors can elect to have all, or a specified percentage, of their director’s fees for a given year paid in the form of cash or deferred in the form of restricted shares of Merchants’ common stock. Directors who elect to have their compensation deferred are credited with a number of shares of Merchants’ common stock equal in value to the amount of fees deferred plus a risk premium of not more than 25% of the amount deferred. The risk premium level has been set at 20% since the inception of the plan. The participating director may not sell, transfer or otherwise dispose of these shares prior to distribution. With respect to shares of common stock issued or otherwise transferred to a participating director, the participating director will have the right to receive dividends or other distributions thereon. If a participating director resigns under certain circumstances, the director forfeits all of his or her shares which are risk premium shares. The total amount of unearned compensation cost related to non-vested risk premium shares was $39 thousand at December 31, 2009. During 2009, 1,469 risk premium shares were granted. The grant date fair value of the risk premium shares is recognized as an expense ratably over the five-year vesting period.

(12) EARNINGS PER SHARE

The following table presents reconciliations of the calculations of basic and diluted earnings per share for the years ended December 31, 2009, 2008, and 2007:

	2009	2008	2007
	(In thousands except share and per share data)
Net Income	$ 12,479	$ 11,917	$ 10,858
Weighted Average Common Shares Outstanding	6,106	6,070	6,148
Dilutive Effect of Common Stock Equivalents	1	9	16
Weighted Average Common and Common Equivalent Shares Outstanding	6,107	6,079	6,164
Basic Earnings Per Share	$ 2.04	$ 1.96	$ 1.77
Diluted Earnings Per Share	$ 2.04	$ 1.96	$ 1.76

Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. The computation of diluted earnings per share excludes the effect of assuming the exercise of certain outstanding stock options because the effect would be anti-dilutive. The average anti-dilutive options outstanding for 2009, 2008 and 2007 were 63,389; 27,205, and 10,000, respectively.

(13) PARENT COMPANY

The Parent Company's investments in its subsidiaries are recorded using the equity method of accounting. Summarized financial information relative to the Parent Company only balance sheets at December 31, 2009 and 2008, and statements of income and cash flows for each of the years in the three year period ended December 31, 2009, are shown in the following table. The statement of changes in stockholders' equity for the Parent Company are not reported because they are identical.

Balance Sheets as of December 31,

(In thousands)	2009	2008
Assets:
Investment in and advances to subsidiaries*	$ 109,238	$ 98,854
Cash*	2,728	1,424
Other assets	426	367
Total assets	$ 112,392	$ 100,645
Liabilities and shareholders' equity:
Other liabilities	$ 335	$ 329
Long term debt	20,619	20,619
Shareholders' equity	91,438	79,697
Total liabilities and shareholders' equity	$ 112,392	$ 100,645

Statements of Income for the Years Ended December 31,
(In thousands)	2009	2008	2007
Dividends from Merchants Bank*	$ 7,727	$ 9,549	$ 10,550
Equity in undistributed earnings of subsidiaries	5,829	3,469	1,507
Other expense, net	(1,672)	(1,674)	(1,705)
Benefit from income taxes	595	573	506
Net income	$ 12,479	$ 11,917	$ 10,858

Statements of Cash Flows for the Years Ended December 31,
(In thousands)	2009	2008	2007
Cash flows from operating activities:
Net income	$ 12,479	$ 11,917	$ 10,858
Adjustments to reconcile net income to net cash provided
by operating activities:
(Increase) decrease in other assets	(59)	(74)	105
Increase (decrease) in other liabilities	6	102	(220)
Equity in undistributed earnings of subsidiaries	(5,829)	(3,469)	(1,507)
Net cash provided by operating activities	6,597	8,476	9,236
Cash flows from financing activities:
Purchases of treasury stock	-	(2,018)	(3,483)
Sale of treasury stock	(23)	6	12
Proceeds from exercise of stock options	532	151	155
Tax benefit from exercises of stock options	51	19	15
Cash dividends paid	(6,032)	(6,052)	(6,138)
Other, net	179	82	135
Net cash used in financing activities	(5,293)	(7,812)	(9,304)
Increase (decrease) in cash and cash equivalents	1,304	664	(68)
Cash and cash equivalents at beginning of year	1,424	760	828
Cash and cash equivalents at end of year	$ 2,728	$ 1,424	$ 760

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

Exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and financial guarantees written is represented by the contractual amount of those instruments. Merchants uses the same credit policies in making commitments as it does for on-balance sheet instruments. The contractual amounts of these financial instruments at December 31, 2009 and 2008 are as follows:

(In thousands)	2009	2008
Financial Instruments Whose Contract Amounts Represent Credit Risk:
Commitments to Originate Loans	$ 10,642	$ 7,943
Unused Lines of Credit	160,868	146,650
Standby Letters of Credit	3,796	3,904
Loans Sold with Recourse	84	145
Equity Commitments to Affordable Housing Limited Partnerships	3,678	1,441

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

Disclosures are required regarding liability-recognition for the fair value at issuance of certain guarantees. Merchants does not issue any guarantees that would require liability-recognition or disclosure, other than its standby letters of credit. Merchants has issued conditional commitments in the form of standby letters of credit to guarantee payment on behalf of a customer and guarantee the performance of a customer to a third party. Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit totaled approximately $3.80 million and $3.90 million at December 31, 2009 and 2008, respectively, and represent the maximum potential future payments Merchants could be required to make. Typically, these instruments have terms of 12 months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance sheet instruments. Merchants’ policies governing loan collateral apply to standby letters of credit at the time of credit extension. Loan-to-value ratios are generally consistent with loan-to-value requirements for other commercial loans secured by similar types of collateral.

Merchants may enter into commitments to sell loans, which involve market and interest rate risk. There were no such commitments at December 31, 2009 or 2008.

Balances at the Federal Reserve Bank

At December 31, 2009 and 2008, amounts at the Federal Reserve Bank included $5.23 million and $4.87 million, respectively, held to satisfy certain reserve requirements of the Federal Reserve Bank.

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

(15) FAIR VALUE OF FINANCIAL INSTRUMENTS

Investments

Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participant and such fair value measurements are not adjusted for transaction costs. The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described below:

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

The table below presents the balance of financial assets and liabilities at December 31, 2009 measured at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
(In thousands) Description	12/31/2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury Obligations	$ 250	$ --	$ 250	$ --
Agencies	40,378	--	40,378	--
FHLB Obligations	13,249	--	13,249	--
MBS	190,995	--	190,995	--
Agency CMO’s	153,041	--	153,041	--
Non-Agency CMO’s	6,862	--	6,862	--
ABS	2,877	--	2,877	--
Interest rate swaps	(655)	--	(655)	--
Total	$ 406,997	$ --	$ 406,997	$ --

Investment securities are reported at fair value utilizing Level 2 inputs. The prices for these instruments are obtained through an independent pricing service or dealer market participant with which Merchants has historically transacted both purchases and sales of investment securities. Prices obtained from these sources include market quotations and matrix pricing. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things.

Certain assets are also measured at fair value on a non-recurring basis. These other financial assets include impaired loans and OREO. The table below presents the balance of financial assets at December 31, 2009 measured at fair value on a nonrecurring basis:

Fair Value Measurements at Reporting Date Using
(In thousands) Description	12/31/2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
OREO	$ 655	$ --	$ --	$ 655
Impaired loans	14,481	--	--	14,481
Total	$ 15,136	$ --	$ --	$ 15,136

Merchants had collateral dependent impaired loans with a carrying value of approximately $14.48 million which had specific reserves included in the allowance for loan losses of $1.82 million at December 31, 2009.

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

Disclosures are required regarding fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring or nonrecurring basis. The methodologies for estimating the fair value of financial assets and financial liabilities that are measured at fair value on a recurring or non-recurring basis are discussed above. The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents and the FHLB stock approximate fair value. The methodologies for other financial assets and financial liabilities are discussed below.

Loans - The fair value for loans is estimated using discounted cash flow analyses, using interest rates and spreads currently being offered for loans with similar terms to borrowers of similar credit quality. The fair value estimates, methods and assumptions set forth below for Merchants’ financial instruments, including those financial instruments carried at cost, are made solely to comply with disclosures required by generally accepted accounting principles in the United States and does not always incorporate the exit-price concept of fair value proscribed by ASC 820-10 (SFAS No. 157) and should be read in conjunction with the financial statements and associated footnotes.

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

Interest Rate Swap - The swap is reported at its fair value of $(655) thousand utilizing Level 2 inputs from third parties. The fair value of Merchants’ interest rate interest rate swaps are determined using prices obtained from a third party advisor. The fair value measurement of the interest rate swap is determined by netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on the expectation of future interest rates derived from observed market interest rate curves.

Commitments to Extend Credit and Standby Letters of Credit - The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of financial standby letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties. The fair value of commitments to extend credit and standby letters of credit is approximately $38 thousand as of December 31, 2009 and $39 thousand as of December 31, 2008, respectively.

The fair value of Merchants’ financial instruments as of December 31, 2009 and December 31, 2008 are summarized in the table below:

	December 31, 2009		December 31, 2008
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Securities available for sale	$ 407,652	$ 407,652	$ 429,872	$ 429,872
Securities held to maturity	1,159	1,248	1,737	1,810
Loans, net of allowance for loan losses	907,562	918,548	838,233	850,686
Accrued interest receivable	4,781	4,781	4,539	4,539
Total assets	$1,321,154	$1,332,229	$1,274,381	$1,286,907
Deposits	$1,043,319	$1,044,907	$ 930,797	$ 933,802
Securities sold under agreement to repurchase and other short-term borrowings	179,718	179,761	124,408	124,386
Securities sold under agreement to repurchase and other long-term borrowings	85,215	89,184	172,643	180,030
Junior subordinated debentures issued to unconsolidated subsidiary trust	20,619	14,938	20,619	17,592
Accrued interest payable	844	844	1,370	1,370
Total liabilities	$1,329,715	$1,329,634	$1,247,837	$1,257,180

(16) COMPREHENSIVE INCOME

The accumulated balances for each classification of other comprehensive income are as follows:

(In thousands)	Unrealized gains/(losses) on securities	Pension and postretirement benefit plans	Interest rate swaps	Unrealized losses on securities deemed other than temporarily impaired	Accumulated other comprehensive income (loss)
Balance January 1, 2008	$ (90)	$(1,332)	$ --	$ --	$ (1,422)
Net current period change	2,086	(1,582)	(453)	--	51
Reclassification adjustments for gains (losses) reclassified into income	186	--	--	--	186
Balance December 31, 2008	$ 2,182	$(2,914)	$(453)	$ --	$ (1,185)
Balance January 1, 2009	$ 2,182	$(2,914)	$(453)	$ --	$ (1,185)
Net current period change	4,373	456	28	--	4,857
Cumulative effect adjustment upon adoption of ASC 320-10-65	--	--	--	(213)	(213)
Reclassification adjustments for gains (losses) reclassified into income	(792)	--	--	--	(792)
Balance December 31, 2009	$ 5,763	$(2,458)	$(425)	$(213)	$ 2,667

Accumulated Other Comprehensive Income (“AOCI”) at December 31, 2009 consisted of a net unrealized actuarial loss on Merchants’ defined benefit plan in the amount of $2.46 million and the unrealized gain on securities available for sale of $5.76 million, all net of taxes. Also included in AOCI as of December 31, 2009 is $425 thousand in net unrealized losses on interest rate swaps, net of taxes. None of these losses are expected to be reclassified to earnings.

(17) REGULATORY CAPITAL REQUIREMENTS

Merchants is subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on Merchants’ financial statements. Under capital adequacy guidelines, Merchants must meet specific capital guidelines that involve quantitative measures of its assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. It is the policy of the FRB that banks and bank holding companies, respectively, should pay dividends only out of current earnings and only if, after paying such dividends, the bank or bank holding company would remain adequately capitalized. Merchants is also subject to the regulatory framework for prompt corrective action that requires it to meet specific capital guidelines to be considered well capitalized. Merchants’ capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require Merchants to maintain minimum ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2009, that Merchants met all capital adequacy requirements to which it is subject.

As of December 31, 2009, the most recent notification from the FDIC categorized Merchants Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that Management believes have changed Merchants Bank’s category. To be considered well capitalized under the regulatory framework for prompt corrective action, Merchants Bank must maintain minimum Tier 1 Leverage, Tier 1 Risk-Based, and Total Risk-Based Capital ratios. Set forth in the table below are those ratios as well as those for Merchants Bancshares, Inc.

					To Be Well-
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(In thousands)	Amount (1)	Percent	Amount	Percent	Amount	Percent
As of December 31, 2009
Merchants Bancshares, Inc.:
Tier 1 Leverage Capital	$108,345	7.67%	$ 56,516	4.00%	N/A	N/A
Tier 1 Risk-Based Capital	108,345	13.34%	32,483	4.00%	N/A	N/A
Total Risk-Based Capital	118,524	14.60%	64,965	8.00%	N/A	N/A
Merchants Bank:
Tier 1 Leverage Capital	$105,526	7.44%	$ 56,709	4.00%	$ 70,886	5.00%
Tier 1 Risk-Based Capital	105,526	12.90%	32,713	4.00%	49,069	6.00%
Total Risk-Based Capital	115,767	14.16%	65,425	8.00%	81,782	10.00%
As of December 31, 2008
Merchants Bancshares, Inc.:
Tier 1 Leverage Capital	$ 97,968	7.42%	$ 52,834	4.00%	N/A	N/A
Tier 1 Risk-Based Capital	97,968	11.99%	32,676	4.00%	N/A	N/A
Total Risk-Based Capital	107,279	13.13%	65,351	8.00%	N/A	N/A
Merchants Bank:
Tier 1 Leverage Capital	$ 96,506	7.28%	$ 53,021	4.00%	$ 66,276	5.00%
Tier 1 Risk-Based Capital	96,506	11.75%	32,851	4.00%	49,277	6.00%
Total Risk-Based Capital	105,817	12.88%	65,702	8.00%	82,128	10.00%

(1)

Capital amounts for Merchants Bancshares, Inc. include $20 million in trust preferred securities issued in December 2004. These hybrid securities qualify as regulatory capital up to certain regulatory limits.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

of Merchants Bancshares, Inc.:

We have audited the accompanying consolidated balance sheets of Merchants Bancshares, Inc. and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of income, changes in shareholders’ equity, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Merchants Bancshares, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009 in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  KPMG LLP

Albany, New York

March 16, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

of Merchants Bancshares, Inc.:

We have audited Merchants Bancshares, Inc. and subsidiaries’ (the “Company”), internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide a reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by COSO.

We also have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Merchants Bancshares, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, changes in shareholders’ equity, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2009, and our report dated March 16, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

Albany, New York

March 16, 2010

ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

FINANCIAL DISCLOSURES

None.

ITEM 9A—CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures—The principal executive officer and principal financial officer of Merchants have evaluated its disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) as of December 31, 2009. Based on this evaluation, the principal executive officer and principal financial officer have concluded that Merchants’ disclosure controls and procedures effectively ensure that information required to be disclosed in Merchants’ filings and submissions with the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. In addition, Merchants has reviewed its internal control over financial reporting and there have been no changes in its internal control over financial reporting or in other factors during Merchants’ most recent fiscal quarter that have materially affected or are likely to materially affect Merchants’ internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting—Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) or 15d-15(f). Merchants’ internal control system was designed to provide reasonable assurances to Merchants’ Management and board of directors regarding the preparation and fair presentation of published financial statements. Under the supervision and with the participation of Merchants’ Management, including its principal executive officer and principal financial officer, an evaluation of the effectiveness of its internal control over financial reporting was conducted, based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation under the framework in Internal Control – Integrated Framework, Management concluded that its internal control over financial reporting was effective as of December 31, 2009. Merchants’ internal control over financial reporting as of December 31, 2009 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8 herein.

ITEM 9B—OTHER INFORMATION—All information required to be disclosed on Form 8-K during the fourth quarter of 2009 has been reported.

PART III

ITEM 10—DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

ITEM 11—EXECUTIVE COMPENSATION

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND

RELATED STOCKHOLDER MATTERS

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

ITEM 14—PRINCIPAL ACCOUNTANT FEES AND SERVICES

Reference is hereby made to Merchants’ Proxy Statement to Shareholders for its Annual Meeting of Shareholders to be held on May 4, 2010, wherein pursuant to Regulation 14A information concerning the above subjects (Items 10 through 14) is incorporated by reference.

Pursuant to Rule 12b-23 and Instruction G to Form 10-K, definitive copies of the Proxy Statement will be filed within 120 days subsequent to the end of Merchants’ 2009 fiscal year.

PART IV

ITEM 15—EXHIBITS AND FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(1)

The following consolidated financial statements are included:

Consolidated Balance Sheets, December 31, 2009, and December 31, 2008

Consolidated Statements of Income for years ended December 31, 2009, 2008 and 2007

Consolidated Statements of Comprehensive Income for the years ended December 31, 2009, 2008 and 2007

Consolidated Statements of Changes in Shareholders’ Equity for years ended December 31, 2009, 2008 and 2007

Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007

Notes to Consolidated Financial Statements

(2)

The following exhibits are either filed or attached as part of this report, or are incorporated herein by reference:

Exhibit	Description

3.1.1

Certificate of Incorporation, filed April 20, 1987 (Incorporated by reference to Exhibit B to Pre-Effective Amendment No. 1 to Merchants’ Definitive Proxy Statement for the Annual Meeting of the Shareholders of the Company, filed on April 25, 1987)

3.1.2	Certificate of Merger, filed June 5, 1987 (Incorporated by reference to Exhibit 3.1.2 to Merchants’ Annual Report on Form 10-K for the Year Ended December 31, 2006)

3.1.3	Certificate of Amendment, filed May 11, 1988 (Incorporated by reference to Exhibit 3.1.3 to Merchants’ Annual Report on Form 10-K for the Year Ended December 31, 2006)

3.1.4	Certificate of Amendment, filed April 29, 1991 (Incorporated by reference to Exhibit 3.1.4 to Merchants’ Annual Report on Form 10-K for the Year Ended December 31, 2006)

3.1.5	Certificate of Amendment, filed August 29, 2006 (Incorporated by reference to Exhibit 3.1.5 to Merchants’ Annual Report on Form 10-K for the Year Ended December 31, 2006)

3.1.6	Certificate of Amendment, filed August 29, 2006 (Incorporated by reference to Exhibit 3.1.6 to Merchants’ Annual Report on Form 10-K for the Year Ended December 31, 2006)

3.2	Amended and Restated Bylaws of Merchants (Incorporated by reference to Exhibit 3.2 to Merchants’ Report on Form 8-K, filed on April 16, 2009)

4	Instruments defining the rights of security holders, including indentures

4.1	Specimen of Merchants’ Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to Merchants’ Annual Report on Form 10-K for the Year Ended December 31, 2001)

4.2

Description of the Rights of Holders of Merchants’ Common Stock (appearing on pages 10 through 16 of Merchants’ definitive Proxy Statement on Schedule 14A, effective as of April 25, 1987 for Merchants’ Annual Meeting of Shareholders held June 2, 1987)

10.1

Merchants Bancshares, Inc. Dividend Reinvestment and Stock Purchase Plan (Incorporated by reference to Exhibit 4.1 to Merchants’ Registration Statement on Form S-3 (Registration No. 333-151572) filed on June 11, 2008)

10.2

401(k) Employee Stock Ownership Plan of Merchants, dated January 1, 1990, as amended (Incorporated by reference to Merchants’ Registration Statement on Form S-8 (Registration Number 33-3274) filed on November 16, 1989) *

10.3

Amended and Restated Merchants Bank Pension Plan dated as of January 1, 1994 (Incorporated by Reference to Exhibit 10.6 to Post-Effective Amendment Number 1 to Merchants’ Registration Statement on Form S-8 (Registration Number 333-18845) filed on December 26, 1996) *

10.4

Form of Employment Agreement dated as of January 1, 2009, by and between Merchants and its subsidiaries and certain of its executive officers (Incorporated by reference to Exhibit 10.1 to Merchants’ Report on Form 8-K filed on December 18, 2008.) *

10.5

Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures dated December 15, 2004; Merchants Bancshares, Inc. as Issuer, Wilmington Trust Company as Trustee (Incorporated by reference to Exhibit 10.5 to Merchants’ Annual Report on Form 10-K for the Year Ended December 31, 2004)

10.5.1	MBVT Statutory Trust I Subscription Agreement dated December 15, 2004 (Incorporated by reference to Exhibit 10.5.1 to Merchants’ Annual Report on Form 10-K for the Year Ended December 31, 2004)

10.5.2

Declaration of Trust dated December 15, 2004 between Merchants Bancshares, Inc. and Wilmington Trust Company (Incorporated by reference to Exhibit 10.5.2 to Merchants’ Annual Report on Form 10-K for the Year Ended December 31, 2004)

10.5.3

Guarantee Agreement between Merchants Bancshares, Inc. and Wilmington Trust Company dated December 15, 2004 (Incorporated by reference to Exhibit 10.5.3 to Merchants’ Annual Report on Form 10-K for the Year Ended December 31, 2004)

10.5.4

Placement Agreement dated December 7, 2004 between Merchants Bancshares, Inc. and FTN Financial Capital Markets (Incorporated by reference to Exhibit 10.5.4 to Merchants’ Annual Report on Form 10-K for the Year Ended December 31, 2004)

10.14

The Merchants Bank Amended and Restated Deferred Compensation Plan for Directors (Incorporated by reference to Exhibit 10.14 to Merchants’ Annual Report on Form 10-K for the Year Ended December 31, 1997) *

10.14.1

Trust under the Merchants Bank Amended and Restated Deferred Compensation Plan for Directors (Incorporated by reference to Exhibit 10.14.1 to Merchants’ Annual Report on Form 10-K for the Year Ended December 31, 1997) *

10.14.2

The Merchants Bancshares, Inc. Amended and Restated Deferred Compensation Plan for Directors (Incorporated by reference to Exhibit 10.14.2 to Merchants’ Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2006) *

10.14.3

The Merchants Bancshares, Inc. 2008 Compensation Plan for Non-Employee Directors and Trustees (Incorporated by reference to Merchants’ definitive Proxy Statement on Schedule 14A, effective as of April 1, 2008 for Merchants’ Annual Meeting of Shareholders held May 6, 2008) *

10.14.4	Merchants Bancshares, Inc. Executive Annual Incentive Plan (Incorporated by reference to Exhibit 10.1 to Merchants’ Report on Form 8-K filed on February 24, 2010)

10.15

Agreement among the Merchants Bank and Kathryn T. Boardman, Thomas R. Havers and Susan D. Struble dated as of December 20, 1995 (Incorporated by reference to Exhibit 10.15 to Merchants’ Annual Report on Form 10-K for the Year Ended December 31, 1996) *

10.15.1

Trust under the Agreement among the Merchants Bank and Kathryn T. Boardman, Thomas R. Havers and Susan D. Struble dated as of December 20, 1995 (Incorporated by reference to Exhibit 10.15.1 to Merchants’ Annual Report on Form 10-K for the Year Ended December 31, 1996) *

10.17	The Merchants Bancshares, Inc. Amended and Restated Stock Option Plan (Incorporated by reference to Exhibit 10.17 to Merchants’ Annual Report on Form 10-K for the Year Ended December 31, 2006) *

10.17.1	The Merchants Bancshares, Inc. 2008 Stock Option Plan (Incorporated by reference to Merchants’ Registration Statement on Form S-8 (Registration Number 333-151424) filed on June 4, 2008) *

10.18.1

Purchase and Sale Agreement between Merchants Bank and Eastern Avenue Properties, L.L.C., dated as of June 27, 2008 (Incorporated by reference to Exhibit 10.18.1 to Merchants’ Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2008)

10.18.2

Leaseback Agreement between Merchants Bank and Farrell Exchange, L.L.C., dated as of June 27, 2008 (Incorporated by reference to Exhibit 10.18.2 to Merchants’ Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2008)

14	Code of Ethics (Incorporated by reference to Exhibit 14 to Merchants’ Annual Report on Form 10-K for the Year Ended December 31, 2003)

21	Subsidiaries of Merchants

23	Consent of KPMG LLP

31.1	Certification of Chief Executive Officer of Merchants Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14

31.2	Certification of Chief Financial Officer of Merchants Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14

32.1	Certification of Chief Executive Officer of Merchants Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer of Merchants Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

____________________________________

*Represents management contract or compensatory plan or agreement.

SIGNATURES

Pursuant to the requirement of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Merchants Bancshares, Inc.

Date:	March 16, 2010	By:	/s/ Michael R. Tuttle
Michael R. Tuttle, President & CEO

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of MERCHANTS BANCSHARES, INC., and in the capacities and on the date as indicated.

/s/ Michael R. Tuttle	March 16, 2010
Michael R. Tuttle, Director,	Date
President & CEO of Merchants

/s/ Scott F. Boardman	March 16, 2010
Scott F. Boardman, Director

/s/ Peter A. Bouyea	March 16, 2010
Peter A. Bouyea, Director	Date

/s/ Jeffrey L. Davis	March 16, 2010
Jeffrey L. Davis, Director	Date

/s/ Michael G. Furlong	March 16, 2010
Michael G. Furlong, Director	Date

/s/ John A. Kane	March 16, 2010
John A. Kane, Director	Date

/s/ Lorilee A. Lawton	March 16, 2010
Lorilee A. Lawton, Director	Date

/s/ Bruce M. Lisman	March 16, 2010
Bruce M. Lisman, Director	Date

/s/ Raymond C. Pecor, Jr.	March 16, 2010
Raymond C. Pecor, Jr., Director	Date
Chairman of the Board of Directors

/s/ Patrick S. Robins	March 16, 2010
Patrick S. Robins, Director	Date

/s/ Robert A. Skiff	March 16, 2010
Robert A. Skiff, Director	Date

/s/ Janet P. Spitler	March 16, 2010
Janet P. Spitler, Treasurer, CFO and Principal Accounting Officer of Merchants	Date