Form 10-Q
period 2010-03-31
MERCHANTS BANCSHARES INC
filed 2010-05-10
CIK 726517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2010

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the transition period from	to

Commission file number:	0-11595

Merchants Bancshares, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	03-0287342
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

275 Kennedy Drive, South Burlington, Vermont	05403
(Address of Principal Executive Offices)	(Zip Code)

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

[   ] Yes    [X] No

As of May 1, 2010, there were 6,155,840 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

MERCHANTS BANCSHARES, INC.

FORM 10-Q

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.	Interim Consolidated Financial Statements (Unaudited)

	Consolidated Balance Sheets As of March 31, 2010 and December 31, 2009	1

	Consolidated Statements of Income For the three months ended March 31, 2010 and 2009	2

	Consolidated Statements of Comprehensive Income For the three months ended March 31, 2010 and 2009	3

	Consolidated Statements of Cash Flows For the three months ended March 31, 2010 and 2009	4

	Notes to Interim Consolidated Financial Statements	5 - 13

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13-23
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	23-25
Item 4.	Controls and Procedures	25

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	26
Item 1A.	Risk Factors	26
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 3.	Defaults upon Senior Securities	26
Item 4.	Removed and Reserved	26
Item 5.	Other Information	26
Item 6.	Exhibits	26-27
Signatures		28
Exhibits

MERCHANTS BANCSHARES, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

Merchants Bancshares, Inc.

Consolidated Balance Sheets

(unaudited)

	(In thousands except share and per share data)		March 31, 2010	December 31, 2009
	ASSETS
	Cash and due from banks		$39,207	$64,276
	Federal funds sold and other short-term investments		5,270	10,270
	Total cash and cash equivalents		44,477	74,546
	Investments:
	Securities available for sale, at fair value		427,903	407,652
	Securities held to maturity (fair value of $1,133 and $1,248)		1,045	1,159
	Total investments		428,948	408,811
	Loans		908,869	918,538
	Less: Allowance for loan losses		9,950	10,976
	Net loans		898,919	907,562
	Federal Home Loan Bank stock		8,630	8,630
	Bank premises and equipment, net		13,213	13,090
	Investment in real estate limited partnerships		4,911	5,220
	Other assets		19,379	17,389
	Total assets		$1,418,477	$1,435,248
	LIABILITIES
	Deposits:
	Demand deposits		$118,204	$119,742
	Savings, NOW and money market accounts		535,147	529,034
	Time deposits $100 thousand and greater		128,780	134,147
	Other time deposits		253,938	260,396
	Total deposits		1,036,069	1,043,319
	Securities sold under agreements to repurchase and other short-term debt		172,801	179,718
	Securities sold under agreements to repurchase, long-term		54,000	54,000
	Other long-term debt		31,196	31,215
	Junior subordinated debentures issued to unconsolidated subsidiary trust		20,619	20,619
	Other liabilities		9,889	15,365
	Total liabilities		1,324,574	1,344,236
	Commitments and contingencies (Note 7)
	SHAREHOLDERS' EQUITY
	Preferred stock Class A non-voting
	Shares authorized - 200,000, none outstanding		--	--
	Preferred stock Class B voting
	Shares authorized - 1,500,000, none outstanding		--	--
	Common stock, $.01 par value		67	67
	Shares authorized	10,000,000
Issued	As of March 31, 2010 and December 31, 2009	6,651,760
Outstanding	As of March 31, 2010	5,843,778
	As of December 31, 2009	5,815,370

	Capital in excess of par value		36,264	36,278
	Retained earnings		65,661	63,552
	Treasury stock, at cost		(17,207)	(17,798)
	As of March 31, 2010	807,982
	As of December 31, 2009	836,390
	Deferred compensation arrangements		5,931	6,246
	Accumulated other comprehensive income		3,187	2,667
	Total shareholders' equity		93,903	91,012
	Total liabilities and shareholders' equity		$1,418,477	$1,435,248

See accompanying notes to interim consolidated financial statements

Merchants Bancshares, Inc.

Consolidated Statements of Income

(Unaudited)

	Three Months Ended March 31,
(In thousands except per share data)	2010	2009
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$ 11,489	$ 11,768
Investment income:
Interest on debt securities	3,722	5,263
Interest on federal funds sold, short term investments and interest bearing deposits	21	4
Total interest and dividend income	15,232	17,035
INTEREST EXPENSE
Savings, NOW and money market accounts	389	548
Time deposits $100 thousand and greater	373	684
Other time deposits	802	1,604
Other borrowed funds	409	85
Long-term debt	994	1,773
Total interest expense	2,967	4,694
Net interest income	12,265	12,341
Provision for credit losses	600	900
Net interest income after provision for credit losses	11,665	11,441
NONINTEREST INCOME
Trust company income	518	401
Service charges on deposits	1,239	1,238
Gain (loss) on investment securities, net	709	(205)
Equity in losses of real estate limited partnerships	(434)	(463)
Gross Other-than-temporary-impairment loss on investment securities	(80)	-
Non credit related other-than-temporary-impairment loss	-	-
Net other-than-temporary-impairment loss	(80)	-
Other noninterest income	958	958
Total noninterest income	2,910	1,929
NONINTEREST EXPENSE
Salaries and wages	3,701	3,425
Employee benefits	1,270	1,260
Occupancy expense	930	928
Equipment expense	680	711
Legal and professional fees	591	689
Marketing	315	341
State franchise taxes	279	298
FDIC Insurance	380	314
Other noninterest expense	1,320	1,576
Total noninterest expense	9,466	9,542
Income before provision for income taxes	5,109	3,828
Provision for income taxes	1,280	922
NET INCOME	$ 3,829	$ 2,906

Basic earnings per common share	$ 0.62	$ 0.48
Diluted earnings per common share	$ 0.62	$ 0.48

See accompanying notes to interim consolidated financial statements

Merchants Bancshares, Inc.

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended March 31,
(In thousands)	2010	2009
Net income	$ 3,829	$ 2,906
Other comprehensive income, net of tax:
Change in net unrealized gain on securities available for sale, net of taxes of $550 and $1,621	1,022	3,010
Reclassification adjustments for securities (gains) losses included in net income, net of taxes of $(221) and $72	(408)	133
Change in net unrealized loss on interest rate swaps, net of taxes of $(76) and $(16)	(142)	(30)
Pension liability adjustment, net of taxes of $26 and $25	49	46
Other comprehensive income	521	3,159
Comprehensive income	$ 4,350	$ 6,065

See accompanying notes to interim consolidated financial statements.

Merchants Bancshares, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

For the three months ended March 31,	2010	2009
(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 3,829	$ 2,906
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	600	900
Depreciation and amortization	1,373	482
Stock option expense	20	14
Net (gains) losses on sales of investment securities	(709)	205
Other-than-temporary impairment losses on investment securities	80	--
Net gains on sale of premises and equipment	--	(178)
Expense recovery on sale of other real estate owned	(318)	--
Equity in losses of real estate limited partnerships, net	434	463
Changes in assets and liabilities:
(Increase) decrease in interest receivable	(159)	91
(Increase) decrease in other assets	1,261	104
Decrease in interest payable	(58)	(54)
Decrease in other liabilities	(8,546)	(533)
Decrease in deferred gain on real estate sale	(106)	(106)
Net cash (used in) provided by operating activities	(2,299)	4,294

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investment securities available for sale	19,997	12,471
Proceeds from maturities of investment securities available for sale	48,149	24,470
Proceeds from maturities of investment securities held to maturity	114	151
Purchases of investment securities available for sale	(87,786)	--
Loan originations less than (in excess of) principal payments	7,147	(45,800)
Purchases of Federal Home Loan Bank stock, net	--	(107)
Proceeds from sales of premises and equipment	--	252
Proceeds from sales of other real estate owned	933	--
Real estate limited partnership investments	(125)	--
Purchases of bank premises and equipment	(534)	(397)
Net cash used in investing activities	(12,105)	(8,960)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in deposits	(7,250)	46,089
Net decrease in short-term borrowings	(243)	(20,383)
Proceeds from long-term debt	--	800
Net decrease in securities sold under agreement to repurchase-short term	(6,674)	(11,320)
Principal payments on long-term debt	(19)	(11,903)
Cash dividends paid	(1,720)	(1,513)
Sale of treasury stock	189	--
Increase in deferred compensation arrangements	52	39
Proceeds from exercise of stock options, net of withholding taxes	--	195
Net cash (used in) provided by financing activities	(15,665)	2,004

Decrease in cash and cash equivalents	(30,069)	(2,662)
Cash and cash equivalents beginning of period	74,546	36,256
Cash and cash equivalents end of period	$44,477	$33,594

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Total interest payments	$ 3,024	$ 4,749
Total income tax payments	3,600	750
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Distribution of stock under deferred compensation arrangements	455	400
Distribution of treasury stock in lieu of cash dividend	--	185
Transfer of loans to other real estate owned	629	--
Decrease in payable for investments purchased	3,000	--

See accompanying notes to interim consolidated financial statements

Notes To Interim Consolidated Financial Statements

For additional information, see the Merchants Bancshares, Inc. (“Merchants”) Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2010.

Note 1: Financial Statement Presentation

Principles of Consolidation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X promulgated under the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. All adjustments necessary for a fair presentation of the interim consolidated financial statements of Merchants as of March 31, 2010 and December 31, 2009, and for the three months ended March 31, 2010 and 2009 have been included. The information was prepared from the unaudited financial statements of Merchants and its subsidiaries, Merchants Bank, and MBVT Statutory Trust I. Amounts reported for prior periods are reclassified, where necessary, to be consistent with the current period presentation.

Management’s Use of Estimates in Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of income and expenses during the reporting periods. The most significant estimates include those used in determining the allowance for loan losses, income taxes, interest income recognition on loans and investments and analysis of other-than-temporary impairment of investment securities. Operating results in the future may vary from the amounts derived from Management's estimates and assumptions.

Note 2: Investment Securities

Investments in securities are classified as available for sale or held to maturity as of March 31, 2010. The amortized cost and fair values of the securities classified as available for sale and held to maturity as of March 31, 2010 and December 31, 2009 are as follows:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of March 31, 2010
Available for Sale:
U.S. Treasury Obligations	$250	$1	$--	$251
U.S. Agency Obligations	75,831	137	109	75,859
Federal Home Loan Bank ("FHLB") Obligations	7,118	241	26	7,333
Residential Real Estate Mortgage-backed Securities ("Agency MBSs")	151,647	8,089	--	159,736
Agency Collateralized Mortgage Obligations ("Agency CMOs")	172,543	2,722	221	175,044
Non-agency Collateralized Mortgage Obligations ("Non-agency CMOs")	7,868	4	999	6,873
Asset Backed Securities ("ABSs")	3,132	--	325	2,807
	$418,389	$11,194	$1,680	$427,903
Held to Maturity:
Agency MBSs	1,045	88	--	1,133
	$1,045	$88	$--	$1,133
As of December 31, 2009
Available for Sale:
U.S. Treasury Obligations	$249	$1	$--	$250
U.S. Agency Obligations	40,512	38	172	40,378
FHLB Obligations	13,017	270	38	13,249
Agency MBSs	182,569	8,437	11	190,995
Agency CMOs	151,241	2,374	574	153,041
Non-agency CMOs	8,086	2	1,226	6,862
ABSs	3,406	--	529	2,877
	$399,080	$11,122	$2,550	$407,652
Held to Maturity:
Agency MBSs	1,159	89	--	1,248
	$1,159	$89	$--	$1,248

Included in gross unrealized losses at March 31, 2010 are $237 thousand of unrealized losses on other-than-temporarily impaired securities within the ABS portfolio, which are included within accumulated other comprehensive income, net of tax.

The contractual final maturity distribution of the debt securities classified as available for sale and held to maturity as of March 31, 2010, are as follows:

(In thousands)	Within One Year	After One But Within Five Years	After Five But Within Ten Years	After Ten Years	Total
As of March 31, 2010
Available for Sale (at fair value):
U.S. Treasury Obligations	$251	$--	$--	$--	$251
U.S. Agency Obligations	--	42,551	30,321	2,987	75,859
FHLB Obligations	--	5,359	1,974	--	7,333
Agency MBSs	2,633	12,379	25,381	119,343	159,736
Agency CMOs	--	2,636	11,037	161,371	175,044
Non-agency CMOs	--	--	1,377	5,496	6,873
ABSs	--	--	--	2,807	2,807
	$2,884	$62,925	$70,090	$292,004	$427,903
Held to Maturity (at amortized cost):
Agency MBSs	--	349	103	593	1,045
	$--	$349	$103	$593	$1,045
As of December 31, 2009
Available for Sale (at fair value):
U.S. Treasury Obligations	$--	$250	$--	$--	$250
U.S. Agency Obligations	--	25,519	14,859	--	40,378
FHLB Obligations	--	13,249	--	--	13,249
Agency MBSs	2,079	16,681	53,790	118,445	190,995
Agency CMOs	--	3,288	16,281	133,472	153,041
Non-agency CMOs	--	--	1,458	5,404	6,862
ABSs	--	--	--	2,877	2,877
	$2,079	$58,987	$86,388	$260,198	$407,652
Held to Maturity (at amortized cost):
Agency MBSs	23	390	121	625	1,159
	$23	$390	$121	$625	$1,159

Actual maturities will differ from contractual maturities because borrowers may have rights to call or prepay obligations. Maturities of MBSs and CMOs are based on final contractual maturities.

Gross unrealized losses on investment securities available for sale and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position, at March 31, 2010 and December 31, 2009, were as follows:

	Less than 12 months		12 months or more		Total
(In thousands)	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
As of March 31, 2010
U.S. Treasury Obligations	$ --	$ --	$ --	$ --	$ --	$ --
U.S. Agency Obligations	25,888	109	--	--	25,888	109
FHLB Obligations	1,974	26	--	--	1,974	26
Agency MBSs	--	--	--	--	-	--
Agency CMOs	52,453	221	--	--	52,453	221
Non-agency CMOs	--	--	6,622	999	6,622	999
ABSs	--	--	2,807	325	2,807	325
	$ 80,315	$ 356	$ 9,429	$ 1,324	$ 89,744	$ 1,680
As of December 31, 2009
U.S. Treasury Obligations	$ --	$ --	$ --	$ --	$ --	$ --
U.S. Agency Obligations	25,330	172	--	--	25,330	172
FHLB Obligations	2,962	38	--	--	2,962	38
Agency MBSs	4,646	11	--	--	4,646	11
Agency CMOs	77,678	574	--	--	77,678	574
Non-agency CMOs	--	--	6,706	1,226	6,706	1,226
ABSs	--	--	2,877	529	2,877	529
	$ 110,616	$ 795	$ 9,583	$ 1,755	$ 120,199	$ 2,550

There were no securities held to maturity with unrealized losses as of March 31, 2010 and December 31, 2009.

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

Agency MBSs and Agency CMOs consist of pools of residential mortgages which are guaranteed by the Federal National Mortgage Association (“FNMA”), the Federal Home Loan Mortgage Corporation (“FHLMC”), or Government National Mortgage Association (“GNMA”) with various origination dates and maturities. Non-Agency CMOs and ABSs are tracked individually with updates on the performance of the underlying collateral provided at least quarterly. Additionally, Merchants performs stress testing of individual bonds that experience greater levels of market volatility, with the assistance of an outside investment manager.

At March 31, 2010 Merchants had six securities with a fair value of $9.43 million that had been impaired for twelve months or longer. Of this total $6.62 million consists of three non-agency CMOs with a total unrealized loss of $999 thousand. Merchants, with the help of its investment advisor, performs a variety of cash flow analyses encompassing multiple market assumptions, including constant default rates and loss severities well above the securities actual loss experience. Based upon these projections, Management projects that all future contractual principal and interest payments will be received and no other-than-temporary impairment (“OTTI”) existed as of March 31, 2010.

The remaining securities that have been impaired for twelve months or longer total $2.81 million and consist of three asset backed securities, one of which, with a book value of $357 thousand and a current market value of $309 thousand, carries an Agency guarantee. Merchants has performed no further analysis on this bond. The second bond is a private label asset backed security backed by home equity lines. Merchants receives monthly updates on this bond from its investment advisor. The bond, with a book value of $1.41 million and a fair value of $1.37 million, has insurance backing from Ambac Financial Group, Inc. (“Ambac”), however, Merchants places no reliance on the insurance wrap in its impairment analysis. The bond carries a AAA rating and credit support. Merchants has performed the same analysis on this bond as on its non-Agency CMOs discussed above and considers its impairment temporary.

The third bond in the ABS portfolio also has insurance backing from Ambac. Merchants places no reliance on the insurance wrap in its impairment analysis. The adjusted book value of the bond is $1.36 million, and its current market value is $1.12 million. Merchants took an $80 thousand OTTI charge on this bond during the first quarter of 2010. Additionally, the bond was written down by $369 thousand to its then estimated fair value during the fourth quarter of 2008. Upon adoption of Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 320, “Recognition and Presentation of Other-Than-Temporary Impairment,” $327 thousand of that charge was reclassified to Accumulated Other Comprehensive Income, representing the portion of the OTTI charge resulting from factors other than credit. The cumulative pre-tax OTTI charge taken on this bond as of March 31, 2010 is $122 thousand. This is the only bond in Merchants’ bond portfolio with subprime exposure. Merchants has performed the same analyses on this bond as on its non-Agency CMOs discussed above, and considers the additional impairment of this bond to be temporary.

As a member of the Federal Home Loan Bank (“FHLB”) system, Merchants is required to invest in stock of the Federal Home Loan Bank of Boston (“FHLBB”) in an amount determined based on its borrowings from the FHLBB. At March 31, 2010, Merchants’ investment in FHLBB stock totaled $8.63 million. In early 2009, due to deterioration in its financial condition, the FHLBB placed a moratorium on redemption of stock in excess of required levels of ownership and suspended payment of quarterly dividends on its stock. No dividend income on FHLBB stock was recorded during 2009 or the first quarter of 2010 and no dividend income on FHLBB stock is expected during 2010. FHLBB announced a $186.80 million net loss for 2009. The loss was primarily driven by losses due to the OTTI of its investment in private label MBSs resulting in a credit loss of $444.10 million for 2009. FHLBB continues to be classified as “adequately capitalized” by its regulator. Based on current available information, Merchants does not believe that its investment in FHLBB stock is impaired. Merchants will continue to monitor its investment in FHLBB stock.

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

ASU 2010-06, “Fair Value Measurements and disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements” requires additional disclosures about fair value measurements including:

1.

transfers in and out of Levels 1 and 2;

2.

report purchases, sales, issuances and settlements gross (rather than net) for Level 3 fair value measurements;

3.

present fair value disclosures for classes of assets and liabilities, and;

4.

for Level 2 and 3 fair value measurements, provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.

The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009; except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for interim and annual reporting periods beginning after December 15, 2010. This ASC will not have an impact on the way Merchants measures fair value.

The table below presents the balance of financial assets and liabilities at March 31, 2010 measured at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
(In thousands) Description	3/31/2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale debt securities
U.S. Treasury Obligations	$ 251	$ --	$ 251	$ --
U.S. Agency Obligations	75,859	--	75,859	--
FHLB Obligations	7,333	--	7,333	--
Agency MBSs	159,736	--	159,736	--
Agency CMOs	175,044	--	175,044	--
Non-Agency CMOs	6,873	--	6,873	--
ABSs	2,807	--	2,807	--
Total available-for-sale debt securities	427,903	--	427,903	--
Derivatives
Interest rate swaps	(874)	--	(874)	--
Total derivatives	(874)	--	(874)	--
Total	$427,029	$ --	$427,029	$ --

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

The interest rate swaps are reported at their fair value of $(874) thousand utilizing Level 2 inputs from third parties. The fair value of Merchants’ interest rate swaps are determined using prices obtained from a third party advisor. The fair value measurement of the interest rate swap is determined by netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on the expectation of future interest rates derived from observed market interest rate curves.

Certain assets are also measured at fair value on a non-recurring basis. These other financial assets include impaired loans and Other Real Estate Owned (“OREO”). The table below presents the balance of financial assets at March 31, 2010 measured at fair value on a nonrecurring basis:

		Fair Value Measurements at Reporting Date Using
(In thousands) Description	3/31/2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
OREO	$ 669	$ --	$ --	$ 669
Impaired loans	9,029	--	--	9,029
Total	$9,698	$ --	$ --	$9,698

In accordance with the provisions of FASB ASC Subtopic 310-10-35, “Accounting by Creditors for Impairment of a Loan – an amendment of FASB Statements No. 5 and 15,” Merchants had collateral dependent impaired loans with a carrying value of approximately $9.03 million which had specific reserves included in the allowance for loan losses of $195 thousand at March 31, 2010.

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

Loans - The fair value for loans is estimated using discounted cash flow analyses, using interest rates and spreads currently being offered for loans with similar terms to borrowers of similar credit quality. The fair value estimates, methods and assumptions set forth below for Merchants’ financial instruments, including those financial instruments carried at cost, are made solely to comply with disclosures required by generally accepted accounting principles in the United States and does not always incorporate the exit-price concept of fair value proscribed by ASC 820-10 and should be read in conjunction with the financial statements and associated footnotes.

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

Commitments to Extend Credit and Standby Letters of Credit - The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of financial standby letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties. The fair value of commitments to extend credit and standby letters of credit is approximately $39 thousand and $38 thousand as of March 31, 2010 and December 31, 2009, respectively.

The fair value of Merchants’ financial instruments as of March 31, 2010 and December 31, 2009 are summarized in the table below:

	March 31, 2010		December 31, 2009
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Securities available for sale	$ 427,903	$ 427,903	$ 407,652	$ 407,652
Securities held to maturity	1,045	1,133	1,159	1,248
Loans, net of the Allowance for loan losses	898,919	907,895	907,562	918,548
Accrued interest receivable	4,940	4,940	4,781	4,781
	$ 1,332,807	$ 1,341,871	$ 1,321,154	$ 1,332,229

Deposits	$ 1,036,069	$ 1,037,716	$ 1,043,319	$ 1,044,907
Securities sold under agreement to repurchase and other short-term borrowings	172,801	172,993	179,718	179,761
Securities sold under agreement to repurchase and other long-term borrowings	85,196	88,989	85,215	89,184
Junior subordinated debentures issued to unconsolidated subsidiary trust	20,619	14,983	20,619	14,938
Accrued interest payable	786	786	844	844
	$ 1,315,471	$ 1,315,467	$ 1,329,715	$ 1,329,634

Note 4: Pension

Merchants formerly had a noncontributory defined benefit pension plan (the “Plan”) covering all eligible employees which was a final average pay plan with benefits based on the average salary rates using the five consecutive Plan years of the last ten years that produce the highest average salary. The Plan was curtailed in 1995, all accrued benefits were fully vested and no additional years of service or age will be accrued.

The following table summarizes the components of net periodic benefit costs for the periods indicated:

	Three months ended March 31,
(In thousands)	2010	2009
Interest cost	$ 11	$ 126
Service cost	119	14
Expected return on Plan assets	(146)	(90)
Amortization of net loss	75	71
Net periodic benefit cost	$ 59	$ 121

Merchants made a $2.30 million contribution to the Plan during 2009 and has made no contributions during 2010.

Merchants' Pension Plan Investment Policy Statement sets forth the investment objectives and constraints of the Plan. The purpose of the policy is to assist the Merchants’ Retirement Plan Committee in effectively supervising, monitoring and evaluating the investments of the Plan.

Note 5: Earnings Per Share

The following table presents reconciliations of the calculations of basic and diluted earnings per common share for the periods indicated:

	For the Three Months Ended March 31,
(In thousands except per share data)	2010	2009
Net income	$ 3,829	$ 2,906
Weighted average common shares outstanding	6,152	6,068
Dilutive effect of common stock equivalents	--	2
Weighted average common and common equivalent shares outstanding	6,152	6,070
Basic earnings per common share	$ 0.62	$ 0.48
Diluted earnings per common share	$ 0.62	$ 0.48

Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding for the three month period ended March 31, 2010 and 2009. For the three months ended March 31, 2010 and 2009 there were average stock options outstanding of 81,070 and 42,085, respectively, that were not included in the calculation of earnings per share because they were anti-dilutive.

Note 6: Stock Repurchase Program

In January 2007 Merchants’ Board of Directors approved a stock repurchase program, pursuant to which Merchants may repurchase 200,000 shares of its stock from time to time through January 2008. The program was extended by the Board at its meetings in January 2008, 2009 and 2010, and the program has now been extended to January 2011. Merchants has purchased 143,475 shares of its common stock on the open market under the program at an average per share price of $22.94. No shares were purchased during 2009 or the first quarter of 2010 under the program.

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

Merchants does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are conditional commitments issued by Merchants to guarantee the performance of a customer to a third party. Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit totaled approximately $3.88 million at March 31, 2010 and represent the maximum potential future payments Merchants could be required to make. Typically, these instruments have terms of 12 months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit for on balance sheet instruments. Merchants’ policies governing loan collateral apply to standby letters of credit at the time of credit extension. Loan-to-value ratios are generally consistent with loan-to-value requirements for other commercial loans secured by similar types of collateral. The fair value of Merchants’ standby letters of credit at March 31, 2010 was insignificant.

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

Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, which are included in more detail in Section 1A – “Risk Factors” of Merchants’ Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed with the Securities and Exchange Commission (“SEC”) on March 16, 2010.

General

All adjustments necessary for a fair presentation of Merchants’ interim consolidated financial statements as of March 31, 2010, and for the three months ended March 31, 2010 and 2009, have been included. The information was prepared from the unaudited financial statements of Merchants and its subsidiaries, Merchants Bank and MBVT Statutory Trust I.

Recent Market Developments

Certain segments of the financial services industry are facing challenges in the face of prolonged economic uncertainty. In some areas, dramatic declines in the housing market, increasing foreclosures and rising unemployment have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. These write-downs have caused many financial institutions to seek additional capital; to merge with larger and stronger institutions; and, in some cases, to fail. The Federal Deposit Insurance Corporation (“FDIC”) closed 140 banks during 2009 and has closed over 60 banks through April 2010, compared to 25 bank closures for all of 2008. Merchants is fortunate that, to date, the markets it serves have been impacted to a lesser extent than many areas around the country. However, a prolonged recession and persistently adverse economic conditions would likely impact these markets more significantly over time, and have a negative impact upon Merchants’ financial condition and performance.

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

Results of Operations

Overview

Net income was $3.83 million first quarter of 2010 compared to net income of $2.91 million for the first quarter of 2009. The return on average assets for the quarter ended March 31, 2010 was 1.09%, compared to 0.87% for the first quarter of 2009. The return on average equity for the first quarter of 2010 was 16.61% compared to 14.50% for the first quarter of 2009. The following were the major factors contributing to the results for the quarter ended March 31, 2010, compared to the same period in 2009:

•

Taxable equivalent net interest income for the first quarter of 2010 was $12.42 million, a slight increase over $12.36 million for the same period in 2009. During the first quarter of 2010 the Federal Home Loan Mortgage Corporation (“FHLMC”) and the Federal National Mortgage Association (“FNMA”) announced that they would buy back certain delinquent mortgages contained in securities previously sold to investors, including Merchants. Merchants’ net interest income was negatively impacted by the accelerated premium amortization of approximately $200 thousand related to those prepayments.

•

The provision for credit losses was $600 thousand for the first quarter of 2010, consistent with the fourth quarter of 2009, but $300 thousand less than the first quarter of 2009.

•

Loans ended the quarter at $909 million, a decrease of $9.67 million compared to year-end 2009 balances.

•

Merchants’ investment portfolio increased to $428.95 million at March 31, 2010 from $408.81 million at December 31, 2009 as Merchants redeployed short term cash into the investment portfolio.

•

Total deposits ended the quarter at $1.04 billion, a slight decrease from deposits at December 31, 2009.

•

Merchants realized $709 thousand in net gains on investment securities for the first quarter of 2010 compared to a net loss of $205 thousand for the first quarter of 2009. Additionally, Merchants took an $80 thousand other-than-temporary impairment (“OTTI”) charge on one of its investment securities during the quarter.

•

Merchants noninterest expenses were positively impacted by an expense recovery related to the sale of an Other Real Estate Owned (“OREO”) property of $318 thousand.

Net Interest Income

Merchants’ taxable equivalent net interest income for the first quarter of 2010 was $12.42 million, a sight increase over $12.36 million for the same quarter in 2009. As mentioned previously, during the first quarter of 2010, FHLMC and FNMA announced that they would buy back certain mortgages that were delinquent by more than 120 days. Merchants’ net interest income was negatively impacted by the accelerated premium amortization of approximately $200 thousand related to those prepayments. Merchants’ taxable equivalent net interest margin decreased by twelve basis points to 3.73% for the first quarter of 2010 from 3.85% for the first quarter of 2009, and decreased by two basis points on a linked quarter basis. The margin for the quarter was negatively impacted by six basis points due to the accelerated amortization discussed above. The balance of the quarter over quarter decrease in Merchants’ margin was primarily a result of the sustained low interest rate environment. Although Merchants increased its average earning assets quarter over quarter by $50.18 million, the average yield decreased by 70 basis points. Merchants’ assets are primarily fixed rate; however, scheduled amortization and prepayments on our loans and investments are being redeployed at lower average rates. At the same time Merchants reduced its cost of interest bearing liabilities by 66 basis points. The average cost of deposits decreased 67 basis points to 0.70% for the first quarter of 2010 compared to 2009, and the average cost of borrowed funds decreased 42 basis points to 2.07% during the same time frame. These decreases are also primarily a result of the sustained low interest rate environment, combined with a reduction in average long-term debt of $82.87 million. A large portion of the reduction in long-term debt was a result of the prepayment of $60.63 million in Federal Home Loan Bank (“FHLB”) debt at an average rate of 3.74% during 2009. This prepayment helped to reduce the cost of long-term debt to 2.76% for the first quarter of the current year from 3.55% for the first quarter of last year. When comparing the first quarter of 2010 to the fourth quarter of 2009 Merchants’ average earning assets have contracted slightly. The average yield on those assets has decreased by ten basis points, a result of a lower average yield on the investment portfolio primarily driven by the premium amortization discussed above. The average cost of interest bearing liabilities also decreased by ten basis points from the fourth quarter of 2009 to the first quarter of 2010.

The following table attributes changes in Merchants’ net interest income (on a fully taxable equivalent basis) to changes in either average balances or average rates for the three months ended March 31, 2010. Changes due to both interest rate and volume have been allocated to change due to volume and change due to rate in proportion to the relationship of the absolute dollar amounts of the change in each category:

Analysis of Changes in Fully Taxable Equivalent Net Interest Income

Three Months Ended March 31,
			Increase	Due to
(In thousands)	2010	2009	(Decrease)	Volume	Rate
Fully taxable equivalent interest income:
Loans	$ 11,645	$ 11,786	$ (141)	$ 655	$ (796)
Investments	3,722	5,263	(1,541)	(172)	(1,369)
Federal funds sold, securities sold under agreements to repurchase and interest bearing deposits with banks	21	4	17	10	7
Total interest income	15,388	17,053	(1,665)	493	(2,158)
Less interest expense:
Savings, money market & NOW accounts	389	548	(159)	88	(247)
Time deposits	1,175	2,288	(1,113)	(51)	(1,062)
Federal funds purchased, Federal Home Loan Bank and other short-term borrowings	1	20	(19)	(12)	(7)
Securities sold under agreements to repurchase, short-term	407	65	342	21	321
Securities sold under agreement to repurchase, long-term	489	475	14	--	14
Other long-term debt	213	1,000	(787)	(602)	(185)
Junior subordinated debt	293	298	(5)	--	(5)
Total interest expense	2,967	4,694	(1,727)	(556)	(1,171)
Net interest income	$ 12,421	$ 12,359	$ 62	$ 1,049	$ (987)

The following table sets forth certain information regarding net interest margin for the three months ended March 31, 2010 and 2009. For the periods indicated, the total dollar amount of interest income from average earning assets and the resultant yields, as well as the interest expense on average interest bearing liabilities, are expressed both in dollars and rates, and on a tax equivalent basis.

Merchants Bancshares, Inc.

Average Balance Sheets and Average Rates

(Unaudited)

	Three Months Ended
	March 31, 2010			March 31, 2009
(In thousands, fully taxable equivalent)	Average Balance	Interest Income/ Expense	Average Rate	Average Balance	Interest Income/ Expense	Average Rate
ASSETS:
Loans, including fees on loans (a)	$ 915,569	$ 11,645	5.16%	$ 865,962	$ 11,786	5.52%
Investments (b) (c) (d)	414,903	3,722	3.64%	429,329	5,263	4.97%
Federal funds sold, securities purchased under agreements to resell and interest bearing deposits with banks	20,068	21	0.43%	5,073	4	0.35%
Total interest earning assets	1,350,540	$ 15,388	4.62%	1,300,364	$ 17,053	5.32%
Allowance for loan losses	(11,173)			(9,238)
Cash and cash equivalents	25,614			26,142
Bank premises and equipment, net	13,269			11,588
Other assets	32,162			14,814
Total assets	$ 1,410,412			$ 1,343,670

LIABILITIES AND SHAREHOLDERS' EQUITY:
Interest bearing deposits:
Savings, NOW & money market accounts	$ 523,418	$ 389	0.30%	$ 441,930	$ 548	0.50%
Time deposits	387,393	1,175	1.23%	396,439	2,288	2.34%
Total interest bearing deposits	910,811	1,564	0.70%	838,369	2,836	1.37%
Federal funds purchased	--	--	--	1,144	1	0.46%
Federal Home Loan Bank and other short-term borrowings	3,052	1	0.18%	24,473	19	0.31%
Securities sold under agreements to repurchase, short-term	166,661	407	0.99%	87,904	65	0.30%
Securities sold under agreements to repurchase, long-term	54,000	489	3.67%	54,000	475	3.57%
Other long-term debt (d)	31,203	213	2.76%	114,073	1,000	3.55%
Junior subordinated debentures issued to Unconsolidated subsidiary trust	20,619	293	5.67%	20,619	298	5.77%
Total borrowed funds	275,535	1,403	2.07%	302,213	1,858	2.49%
Total interest bearing liabilities	1,186,346	$ 2,967	1.01%	1,140,582	$ 4,694	1.67%
Noninterest bearing deposits	118,372			110,115
Other liabilities	13,480			12,819
Shareholders' equity	92,214			80,154
Total liabilities and shareholders' equity	$ 1,410,412			$ 1,343,670

Net interest earning assets	$ 164,194			$ 159,782

Net interest income (fully taxable equivalent)		$ 12,421			$ 12,359
Tax equivalent adjustment		(156)			(18)
Net interest income		$ 12,265			$ 12,341

Net interest rate spread			3.61%			3.65%

Net interest margin			3.73%			3.85%

(a)

Includes principal balance of non-accrual loans and fees on loans.

(b)

Available for sale securities and held to maturity securities are included at amortized cost. Includes FHLB stock.

(c)

Tax exempt interest has been converted to a tax equivalent basis using the Federal tax rate of 35%.

(d)

Includes impact of $200 thousand in accelerated premium amortization on CMOs.

Provision for Credit Losses: Merchants recorded a $600 thousand provision for credit losses during the first quarter of 2010 compared to $600 thousand for the fourth quarter of 2009 and $900 thousand for the first quarter of last year. There were several factors that influenced the provision expense this quarter:

•

Total loans decreased by 1% during the quarter to $908.87 million compared to $918.54 million at year end;

•

Although Merchants experienced net charge-offs of $1.89 million for the quarter, $1.44 million of those charges were against a specific reserve allocated by Merchants to one troubled borrower in the fourth quarter of 2009;

•

Non-accruing loans decreased $5.37 million, or 37.5% to $8.93 million at March 31, 2010 compared to $14.30 million at December 31, 2009. The reduction in non-accruing loans is primarily attributable to a combination of paydowns totaling $3.54 million as well as the write down of $1.90 million in loan balances. As mentioned previously, the majority of these write downs had been reserved for in prior periods.

The allowance for loan losses was $9.95 million or 1.09% of total loans and 110% of nonperforming loans at March 31, 2010, compared to $10.98 million, 1.19% of total loans and 76% of nonperforming loans at December 31, 2009, and 1.06% and 82% respectively at March 31, 2009. Nonperforming loans decreased to $9.03 million at March 31, 2010 from $14.48 million at year end 2009 and $11.52 million at March 31, 2009. Approximately 62% of nonaccruing loans are concentrated in two relationships; additionally, approximately $356 thousand of nonperforming loans carry some form of government guarantee. All of these factors are taken into consideration during Management’s quarterly review of the Allowance for credit losses (the “Allowance”) which Management continues to deem reasonable at March 31, 2010. See “Nonperforming Assets and the Allowance” for additional information on the provision, the Allowance and the allowance for loan losses.

Noninterest Income: Total noninterest income increased to $2.91 million for the first quarter of 2010 from $1.93 million for the first quarter of 2009. Excluding net gains (losses) on security sales and the OTTI loss (see “Balance Sheet Analysis” for more information on the OTTI charge), noninterest income increased slightly to $2.28 million for the first quarter of 2010 from $2.13 million for the same period last year. Most of the increase for the first quarter of 2010 compared to 2009 was attributable to Merchants Trust Company income which increased 29% to $518 thousand from $401 thousand for the first quarter of this year compared to last year.

Noninterest Expense: Total noninterest expense decreased slightly to $9.47 million for the first quarter of 2010 from $9.54 million for the first quarter of 2009. There were a number of increases and decreases that contributed to this overall decrease. Salaries and wages increased to $3.70 million for the first quarter of this year, compared to $3.43 million for the same period last year. Legal and professional fees were $591 thousand for the first quarter of 2010 compared to $689 thousand for the first quarter of 2009, primarily due to the timing of projects and related expenses. FDIC insurance increased $66 thousand to $380 thousand for the first quarter of 2010 compared to 2009 as a result of a higher overall deposit base and a slightly higher assessment rate. Other noninterest expenses decreased $256 thousand to $1.32 million for the first quarter of 2010 compared to $1.58 million for the first quarter of 2009. Merchants sold one of its OREO properties during the first quarter of 2010 and booked a recovery of approximately $318 thousand.

Balance Sheet Analysis

Merchants’ quarterly average loans were $915.57 million, a decrease of $5.28 million over the fourth quarter of 2009, and ending balances were $9.67 million lower than year end balances. Decreases in commercial, and commercial and residential real estate were offset by increases in municipal loans. The decrease in commercial loans is attributable to the reluctance of businesses to increase capital investments as well as a decrease in utilization rates of lines of credit. Residential refinance activity was substantially lower in the first quarter of 2010 compared to the first quarter of 2009.

The following table summarizes the components of Merchants’ loan portfolio as of the periods indicated:

(In thousands)	March 31, 2010	December 31, 2009
Commercial, financial and agricultural loans	$ 109,352	$ 113,980
Municipal loans	48,862	44,753
Real estate loans - residential	433,579	435,273
Real estate loans - commercial	281,135	290,737
Real estate loans - construction	27,864	25,146
Installment loans	7,276	7,711
All other loans	801	938
Total loans	$ 908,869	$ 918,538

Merchants’ investment portfolio totaled $428.95 million at March 31, 2010, an increase of $20.14 million from December 31, 2009 ending balances of $408.81 million. Merchants has been working to redeploy excess cash into the investment portfolio, but has found it challenging to find high quality Agency backed investments at an acceptable yield in the current environment. Merchants sold two of its asset backed securities and one agency Collateralized Mortgage Obligation (“CMO”) during the quarter with a total par value of $19.54 million for a gain of $709 thousand.

Merchants’ investment portfolio at March 31, 2010, including both held-to-maturity and available-for-sale securities, consisted of the following:

(In thousands)	Amortized Cost	Fair Value
U. S. Treasury Obligations	$ 250	$ 251
U.S. Agency Obligations	75,831	75,859
Federal Home Loan Bank ("FHLB") Obligations	7,118	7,333
Residential Real Estate Mortgage-backed Securities ("Agency MBSs")	152,692	160,869
Agency Collateralized Mortgage Obligations ("Agency CMOs")	172,543	175,044
Non-agency Collateralized Mortgage Obligations ("Non-agency CMOs")	7,868	6,873
Asset Backed Securities ("ABSs")	3,132	2,807
Total invesments	$ 419,434	$ 429,036

Agency MBSs and Agency CMOs consist of pools of residential mortgages which are guaranteed by the FNMA, FHLMC, or Government National Mortgage Association (“GNMA”) with various origination dates and maturities. Non-agency CMOs and ABSs are tracked individually by Merchants’ investment manager with updates on the performance of the underlying collateral provided at least quarterly. Additionally, Merchants’ investment manager performs stress testing of individual bonds that experience greater levels of market volatility.

The non-Agency CMO portfolio consists of five bonds, two of which have small unrealized gains. Management has performed analyses on the remaining three bonds with a fair value of $6.62 million and an unrealized loss of $999 thousand as of March 31, 2010. Merchants’ investment advisor has assisted Management in running various cash flow analyses on the bonds to determine the likelihood of a principal loss in the future. Merchants, with the help of its investment advisor, performs a variety of cash flow analyses under different elevated loss scenarios to determine what default rate and loss severities would be necessary to produce the first dollar of loss on these bonds. Based on these analyses, Merchants believes that it will recover its amortized cost on these securities.

The ABS portfolio consists of three bonds, one of which, with a book value of $357 thousand and a current market value of $309 thousand, carries an Agency guarantee. Merchants has performed no further analysis on this bond. The second bond is a private label asset backed security backed by home equity lines. Merchants receives monthly updates on this bond from its investment advisor. The bond, with a book value of $1.41 million and a fair value of $1.37 million, has insurance backing from Ambac Financial Group, Inc. (“Ambac”), however, Merchants places no reliance on the insurance wrap in its impairment analysis. The bond carries a AAA rating and credit support. Merchants has performed the same analysis on this bond as on its non-Agency CMOs discussed above and considers its impairment temporary.

The third bond in the ABS portfolio also has insurance backing from Ambac. Merchants places no reliance on the insurance wrap in its impairment analysis. The book value of the bond is $1.36 million, and its current market value is $1.12 million. Merchants recorded an $80 thousand other-than-temporary impairment charge on this bond during the first quarter of 2010. Additionally, the bond was written down by $369 thousand to its then estimated fair value during the fourth quarter of 2008. Upon adoption of Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 320, “Recognition and Presentation of Other-Than-Temporary Impairment,” $327 thousand of that charge was reclassified to Accumulated Other Comprehensive Income, representing the portion of the OTTI charge resulting from factors other than credit. The total pre-tax OTTI charge taken on this bond through March 31, 2010 is $122 thousand. This is the only bond in Merchants’ bond portfolio with subprime exposure.

As a member of the FHLB system, Merchants is required to invest in stock of the Federal Home Loan Bank of Boston (“FHLBB”) in an amount determined based on its borrowings from the FHLBB. At March 31, 2010, Merchants’ investment in FHLBB stock totaled $8.63 million. In early 2009, due to deterioration in its financial condition, the FHLBB placed a moratorium on redemption of stock in excess of required levels of ownership and suspended payment of quarterly dividends on its stock. No dividend income on FHLBB stock was recorded during 2009 or the first quarter of 2010 and no dividend income on FHLBB stock is expected during 2010. FHLBB announced a $186.80 million net loss for 2009. The loss was primarily driven by losses due to the OTTI of its investment in private label MBS resulting in a credit loss of $444.10 million for 2009. FHLBB continues to be classified as “adequately capitalized” by its regulator. Based on current available information Merchants does not believe that its investment in FHLBB stock is impaired. Merchants will continue to monitor its investment in FHLBB stock.

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

Both ending and quarterly average deposits were essentially flat at approximately $1.03 billion for the first quarter of 2010 compared to the fourth quarter of 2009; however, ending deposit balances were $59.18 million higher and quarterly average deposit balances were $80.70 million higher than the first quarter of 2009. Merchants has historically experienced seasonal fluctuations that typically lead to decreases in deposits during the first quarter of the calendar year. There has been some migration from time deposit categories, which have decreased $11.83 million, into Savings, NOW and money market accounts, which have increased $6.11 million. Relationships continue to be added across all business lines, with notable new deposits within the government banking space.

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

During July 2008, Merchants entered into a three-year forward interest rate swap arrangement for $10 million of its $20 million trust preferred issuance which changed to a floating rate in December 2009. The swap fixed the interest rate at 6.50% for the three year term of the swap. Merchants entered into a swap for the balance of the trust preferred issuance in March of 2009 and fixed the rate at 5.23% for seven years. Merchants’ blended cost of the trust preferred issuance beginning in December 2009 was 5.87% for a five-year average term. The trust preferred securities mature on December 31, 2034, and are redeemable without penalty at Merchants’ option, subject to prior approval by the Board of Governors of the Federal Reserve System (“FRB”), beginning after five years from issuance.

In the ordinary course of business, Merchants makes commitments for possible future extensions of credit. At March 31, 2010, Merchants was obligated to fund $3.88 million of standby letters of credit. No losses are anticipated in connection with these commitments.

Income Taxes

Merchants and its subsidiaries are taxed on income at the Federal level by the Internal Revenue Service. Total income tax expense was $1.28 million for the first quarter of 2010, compared to $922 thousand for the same period in 2009. Merchants recognized favorable tax benefits from federal affordable housing tax credits and historic rehabilitation credits of $413 thousand for the first three months of 2010 and $404 thousand for the first three months of 2009. Additionally, Merchants’ recognized favorable tax benefits from tax exempt municipal loans, and tax credits from Qualified School Construction Bonds (“QSCB”). Merchants’ statutory tax rate was 35% for all periods. The recognition of affordable housing, rehabilitation and QSCB tax credits combined with tax benefits from tax exempt loans is the principal reason for Merchants’ effective tax rate of 25.05% and 24.09% for the three months ended March 31, 2010 and 2009 respectively.

Liquidity and Capital Resources

Merchants’ liquidity is monitored by the Asset and Liability Committee (“ALCO”) of Merchants Bank’s Board of Directors, based upon Merchants Bank policies. Merchants has an overnight line of credit with the FHLBB of $5 million and an estimated additional borrowing capacity with the FHLBB of $85 million. As mentioned previously, FHLBB has suspended quarterly dividends, declared a moratorium on stock redemptions, and experienced a net loss for 2009. Although Merchants does not expect that this funding source will become unavailable, Merchants has ensured that it has other sources of readily available funds. Merchants has established a borrowing facility with the FRB which will enable Merchants to borrow at the discount window. Additionally, Merchants has $44 million in available Federal funds lines of credit at March 31, 2010 and the ability to borrow through the use of repurchase agreements, collateralized by Merchants’ investments, with certain approved counterparties. Merchants’ investment portfolio, which is managed by the ALCO, has a book value of $428.95 million at March 31, 2010, of which $263.08 million was pledged. The portfolio is a reliable source of cash flow for Merchants. Merchants is closely monitoring its short term cash position in the current uncertain economic environment. Any excess funds are either left on deposit at the FRB, or are in a fully insured account with one of Merchants’ correspondent banks.

In January 2007, Merchants’ Board of Directors approved a stock repurchase program, pursuant to which Merchants may repurchase 200,000 shares of its stock from time to time through January 2008. The program was extended by the Board at its meetings in January 2008, 2009 and 2010, and the program has now been extended to January 2011. Merchants has purchased 143,475 shares of its common stock on the open market under the program at an average per share price of $22.94. No shares were purchased during 2009 or the first quarter of 2010 under the program.

As of March 31, 2010, Merchants exceeded all current applicable regulatory capital requirements. Merchants continues to be considered well capitalized under current applicable regulations. Merchants’ tangible equity ratio at March 31, 2010 was 6.62% compared to 6.34% at December 31, 2009. The following table represents the actual capital ratios and capital adequacy requirements for Merchants as of March 31, 2010 and December 31, 2009:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(In thousands)	Amount	Percent	Amount	Percent	Amount	Percent
As of March 31, 2010
Tier 1 leverage capital (1)	$ 110,717	7.85%	$ 56,416	4.00%	$ 70,759	5.00%
Tier 1 risk-based capital (1)	110,717	13.76%	32,189	4.00%	48,607	6.00%
Total risk-based capital (1)	120,790	15.01%	64,379	8.00%	81,011	10.00%
Tangible Capital	93,903	6.62%	N/A	N/A	N/A	N/A

As of December 31, 2009
Tier 1 leverage capital (1)	$ 108,345	7.67%	$ 56,516	4.00%	$ 70,886	5.00%
Tier 1 risk-based capital (1)	108,345	13.34%	32,483	4.00%	49,069	6.00%
Total risk-based capital (1)	118,524	14.60%	64,965	8.00%	81,782	10.00%
Tangible Capital	91,012	6.34%	N/A	N/A	N/A	N/A

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

The following table summarizes Merchants’ nonperforming assets at the dates indicated:

(In thousands)	March 31, 2010	December 31, 2009	March 31, 2009
Nonaccrual loans	$ 8,930	$ 14,296	$ 11,199
Loans past due 90 days or more and still accruing interest	4	88	213
Troubled debt restructurings	95	97	107
Total nonperforming loans ("NPL")	9,029	14,481	11,519
OREO	669	655	802
Total nonperforming assets ("NPA")	$ 9,698	$ 15,136	$ 12,321

Non-performing assets decreased $5.44 million, or 35.9% at March 31, 2010 compared to December 31, 2009. This reduction is primarily attributable to a combination of loan payments totaling $3.54 million as well as the write down of $1.90 million in loan balances. The majority of the write downs had been fully reserved for in prior quarters. Two relationships comprise 62% of the non-accrual balances at March 31, 2010.

Excluded from the non-accrual balances discussed above are Merchants loans that are 30 to 89 days past due, which are not necessarily considered classified or impaired. Loans 30 to 89 days past due as a percentage of total loans at March 31, 2010 of 0.14% was consistent with delinquency levels in prior periods:

Quarter Ending:	30-89 Days
March 31, 2010	0.14%
December 31, 2009	0.09%
March 31, 2009	0.05%
December 31, 2008	0.16%

Merchants Bank’s residential mortgage loan portfolio continues to perform well, even under the currently stressed economic conditions. Residential loans 30 to 89 days past due at March 31, 2010 totaled 9 basis points as a percentage of residential loans, consistent with prior periods. Total past due residential loans, including non-accruing mortgages, were 45 basis points of residential loans.

Loans, including impaired loans, are generally classified as nonaccrual if they are past due as to maturity or payment of principal or interest for a period of more than 90 days, unless such loans are well-collateralized and in the process of collection. If a loan or a portion of a loan is internally classified as doubtful or is partially charged-off, the loan is classified as nonaccrual. Loans that are on a current payment status or past due less than 90 days may also be classified as nonaccrual if repayment in full of principal and/or interest is in doubt. Loans deemed impaired at March 31, 2010 totaled $9.03 million, all of which are included as nonperforming loans in the table above.

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

Performing internally classified loans totaled $23.55 million at March 31, 2010, a $7.35 million increase since December 31, 2009. Approximately $6.00 million of the increase is attributable to borrowers that remain current on their payments but experienced a significant decline in operating results during the first quarter of this year. Of the total internally classified performing loans, $3.80 million is federally guaranteed. The listing of internally classified borrowers at March 31, 2010 includes borrowers operating in a variety of different industries and locations. Four borrowers represent 54% of performing classified loans.

Concentrations by collateral exposure are also monitored as part of Merchants’ risk management process. The composition of accruing classified loans at March 31, 2010 consists of $8.06 million in loans secured by owner occupied commercial real estate, of which $2.31 million is subject to federal loan guarantees; and $13.59 million in commercial investment real estate, of which $1.44 million is government guaranteed. The balance consists of $1.11 million in loans to commercial borrowers and $790 thousand to other borrowers in a variety of businesses. To date, with very few exceptions, payments on accruing classified loans continue to be made on a timely basis, consistent with prior periods.

Merchants’ management monitors asset quality on a continuous basis.

The following table reflects Merchants’ nonperforming asset and coverage ratios as of the dates indicated:

	March 31, 2010	December 31, 2009	March 31, 2009
NPL to total loans	0.99%	1.58%	1.29%
NPA to total assets	0.68%	1.05%	0.91%
Allowance for loan losses to total loans	1.09%	1.19%	1.06%
Allowance for loan losses to NPL	110%	76%	82%

The following table summarizes year-to-date activity in Merchants’ Allowance through the dates indicated:

(In thousands)	March 31, 2010	December 31, 2009	March 31, 2009
Balance, beginning of year	$ 11,702	$ 9,311	$ 9,311
Charge-offs :
Commercial, financial & Agricultural and all other loans	(1,896)	(1,613)	(135)
Real estate – construction	--	--	(205)
Real estate – residential	(5)	(255)	(7)
Installment	(2)	(8)	(1)
Total charge-offs	(1,903)	(1,876)	(348)
Recoveries:
Commercial, financial & Agricultural and all other loans	10	164	--
Real estate – residential	--	2	--
Installment	1	1	--
Total recoveries	11	167	--
Net (charge-offs) recoveries	(1,892)	(1,709)	(348)
Provision for credit losses	600	4,100	900
Balance end of period	$ 10,410	$ 11,702	$ 9,863

Components:
Allowance for loan losses	$ 9,950	$ 10,976	$ 9,446
Reserve for undisbursed lines of credit	460	726	417
Allowance for Credit Losses	$ 10,410	$ 11,702	$ 9,863

The Allowance is comprised of the allowance for loan losses and the reserve for undisbursed lines of credit. The Allowance is Management's estimate of the amount required to reflect the inherent losses in the loan portfolio, based on circumstances and conditions at each reporting date. Merchants reviews the adequacy of the Allowance at least quarterly. Factors considered in evaluating the adequacy of the Allowance include previous loss experience, current economic conditions and their effect on the borrowers, the performance of individual loans in relation to contract terms and estimated fair values of properties to be foreclosed. The method used in determining the amount of the Allowance is not based on maintaining a specific percentage of allowance for loan losses to total loans or total NPA. Rather, the methodology is a comprehensive analytical process of assessing the credit risk inherent in the loan portfolio. This assessment incorporates a broad range of factors, which indicate both general and specific credit risk, as well as a consistent methodology for quantifying probable credit losses.

The level of the Allowance reflects Management’s current strategies and efforts to maintain the Allowance at a level adequate to provide for losses based on an evaluation of known and inherent risks in the loan portfolio, as well as the potential risk from unfunded loan commitments and letters of credit. Among the factors that Management considers in establishing the level of the Allowance are overall findings from an analysis of individual loans, the overall risk characteristics and size of the loan portfolio, past credit loss history, Management's assessment of current economic and real estate market conditions and estimates of the current value of the underlying collateral. Loans placed in nonperforming status may be either assigned a specific allocation of the allowance for loan losses or charged down to their estimated net realizable value based on Management’s assessment of the ultimate collectability of principal. To the extent Management determines the level of anticipated losses in the portfolio has increased or diminished, the allowance for loan losses is adjusted through current earnings. As part of Merchants’ analysis of specific credit risk, detailed and extensive reviews are performed on larger credits and problematic credits identified on the watched asset list, nonperforming asset listings and internal credit rating reports. An outside loan review firm examines portions of Merchants’ commercial loan portfolio two times per year. Over the course of the year, a minimum of 60% of commercial loan balances are reviewed, including all relationships over $1.0 million and criticized and classified loans over $500 thousand. Issues addressed by the loan review process include the accuracy of Merchants’ internal risk ratings system, loan quality, and adequacy of the allowance for loan losses.

The allowance for loan losses as a percentage of total loans as of March 31, 2010 was 1.09%, as compared to 1.19% at December 31, 2009 and 1.06% for March 31, 2009. Merchants recorded a $600 thousand provision for credit losses during the first quarter of 2010, consistent with the quarterly provision expense in prior quarters. Management considers the balance of the Allowance adequate at March 31, 2010.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

General

Merchants’ management and Board of Directors are committed to sound risk management practices throughout the organization. Merchants has developed and implemented a centralized risk management monitoring program. Risks associated with Merchants’ business activities and products are identified and measured as to probability of occurrence and impact on Merchants (low, moderate, or high), and the control or other activities in place to manage those risks are identified and assessed. Periodically, department-level and senior managers re-evaluate and report on the risk management processes for which they are responsible. This documented program provides Management with a comprehensive framework for monitoring Merchants’ risk profile from a macro perspective; it also serves as a tool for assessing internal controls over financial reporting as required under the Federal Deposit Insurance Corporation Improvement Act, and the Sarbanes-Oxley Act of 2002.

Market Risk

Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates or prices such as interest rates, foreign currency exchange rates, commodity prices, and equity prices. Merchants’ primary market risk exposure is interest rate risk. An important component of Merchants’ asset and liability management process is the ongoing monitoring and management of this risk, which is governed by established policies that are reviewed and approved annually by Merchants Bank’s Board of Directors. The Investment policy details the types of securities that may be purchased, and establishes portfolio limits and maturity limits for the various sectors. The Investment policy also establishes specific investment quality limits. Merchants Bank’s Board of Directors has established a board level Asset and Liability Committee, which delegates responsibility for carrying out the asset/liability management policies to the management level ALCO. The ALCO, chaired by the Chief Financial Officer and composed of members of senior management, develops guidelines and strategies impacting Merchants’ asset and liability management related activities based upon estimated market risk sensitivity, policy limits and overall market interest rate levels and trends. The ALCO manages the investment portfolio. As the portfolio has grown, the ALCO has used portfolio diversification as a way to mitigate the risk of being too heavily invested in any single asset class. Merchants continued to work to maximize net interest income while mitigating risk during the first quarter of 2010 through further repositioning of the investment portfolio, selective sales of specific securities, as well as carefully monitoring the overall duration and average life of the portfolio, and monitoring individual securities, among other strategies. Merchants has an outside investment advisory firm which helps it identify opportunities for increased yield, without significantly increasing risk, in the investment portfolio. The firm specializes in stable value and fixed income portfolios, and has a staff of investment professionals who research and track each bond. The ALCO and the investment advisor have frequent conference calls to discuss portfolio activity and to set future strategy. Additionally, any specific bonds or sectors that require additional attention are discussed on these calls.

Liquidity Risk

Merchant’s liquidity is measured by its ability to raise cash when needed at a reasonable cost. Merchants must be capable of meeting expected and unexpected obligations to customers at any time. Given the uncertain nature of customer demands as well as the need to maximize earnings, Merchants must have available reasonably priced sources of funds, on- and off-balance sheet, that can be accessed quickly in time of need. As discussed previously under “Liquidity and Capital Resource Management,” Merchants has several sources of readily available funds, including the ability to borrow using its investment portfolio as collateral. Merchants also monitors its liquidity on a quarterly basis in compliance with its Liquidity Contingency Plan.

During the past several quarters, the financial markets have been challenging for many financial institutions. As a result of these market conditions, liquidity premiums have widened and many banks have experienced liquidity constraints, and as a result have substantially increased pricing to retain deposit balances or utilized the FRB’s discount window to secure adequate funding. Because of Merchants’ favorable credit quality and strong balance sheet, Merchants has not experienced any liquidity constraints to date. During the past several quarters, Merchants’ liquidity position has been strong, as depositors and investors in the wholesale funding markets seek strong financial institutions.

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

The ALCO is responsible for ensuring that Merchants Bank’s Board of Directors receives accurate information regarding Merchants’ interest rate risk position at least quarterly. The ALCO uses an outside consultant to perform rate shocks of Merchants’ balance sheet, and to perform a variety of other analyses. The consultant’s most recent review was as of March 31, 2010. The consultant ran a base simulation assuming no changes in rates at the March 31, 2010 review as well as a 200 basis point rising and, because rates are quite low, a 100 basis point falling interest rate scenario which assume a parallel and pro rata shift of the yield curve over a one-year period, and no growth assumptions. Additionally, the consultant ran a 400 basis point rising simulation which assumed a parallel shift of the curve over 24 months, and a 500 basis point flattening yield curve scenario. Results for all scenarios were carried out five years. A summary of the results is as follows:

Current/Flat Rates: Net interest income is projected to trend downward for the first two years of the simulation in the base case, as much of the expected time deposit relief has already materialized while asset cash flow continues to reprice at lower yields. Margins trend upward thereafter as wholesale funding maturities are replaced with overnight borrowings, and the three- year interest rate swap on the trust preferred securities expires.

Falling Rates: If rates fall, net interest income is projected to trend above the current/flat rate scenario over year one due to the assumed relief on deposits rates. Thereafter, declining margins result from accelerated prepayments on mortgage related assets while funding costs stabilize.

Rising Rates: Net interest income levels are projected to trend sideways for the first 18 months of a rising rate scenario, as higher asset yields and funding costs offset each other. This is primarily due to the assumed rate lag expected on the deposit base. Thereafter, margins widen as rising funding costs subside, and assets continue to reprice upward. If the yield curve should flatten as rates rise, net interest income would trend below the base case for nearly three years as longer-term assets are less rate sensitive and liabilities are predominantly short term. If rates were to shock up 300 basis points, net interest income levels would trend below the base case scenario over year one due to the initial pressure put on the funding base. Eventually, margins would trend upward as asset cash flow reprices into the higher rate environment.

The change in net interest income for the next twelve months from Merchants’ expected or “most likely” forecast at the March 31, 2010 review is shown in the following table. The degree to which this exposure materializes will depend, in part, on Merchants’ ability to manage deposit rates as interest rates rise or fall.

Rate Change	Percent Change in Net Interest Income
Up 200 basis points	(0.4)%
Down 100 basis points	0.4%

The ALCO uses off-balance sheet strategies, such as interest rate caps and floors and interest rate swaps, as well as borrowings with embedded caps and floors to help minimize Merchants’ exposure to changes in interest rates. As mentioned previously, Merchants has entered into interest rate swap arrangements to fix the cost of its trust preferred issuance that switched to a floating interest rate in December 2009. Additionally, Merchants has entered into borrowing arrangements secured by repurchase agreements totaling $54.00 million with embedded caps and floors that may provide additional protection as interest rates change.

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

The most significant factor affecting market risk exposure of net interest income is the current global economic crisis and the U.S. Government’s response. Interest rates plummeted during 2008 and have remained low through the first quarter of 2010 as the global economy slowed at unprecedented levels, unemployment levels soared, delinquencies on all types of loans increased along with decreased consumer confidence and dramatic declines in housing prices. Net interest income exposure is also significantly affected by the shape and level of the U.S. Government securities and interest rate swap yield curve, and changes in the size and composition of the loan, investment and deposit portfolios.

The model used to perform the balance sheet simulation assumes a parallel shift of the yield curve over twelve months and reprices every interest earning asset and interest bearing liability on Merchants’ balance sheet. The model uses contractual repricing dates for variable products, contractual maturities for fixed rate products, and product-specific assumptions for deposits such as Free Checking for Life® accounts and money market accounts which are subject to repricing based on current market conditions. Investment securities with call provisions are examined on an individual basis in each rate environment to estimate the likelihood of a call. The model also assumes that the rate at which certain mortgage related assets prepay will vary as rates rise and fall, based on prepayment estimates derived from the Office of Thrift Supervision’s Net Portfolio Value Model.

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

Credit Risk

Merchants Bank’s Board of Directors reviews and approves Merchants Bank’s investment and loan policies on an annual basis. The investment policy establishes minimum investment quality guidelines, as well as specific limits on asset classes within the investment portfolio. The Bank’s outside investment advisor tracks Non-Agency securities individually and presents at least quarterly updates on the performance of the underlying collateral. The loan policy establishes restrictions regarding the types of loans that may be granted, and the distribution of loan types within Merchants’ portfolio. Merchants Bank’s Board of Directors grants each loan officer the authority to originate loans on behalf of Merchants, subject to certain limitations. These authorized lending limits are reviewed at least annually and are based upon the officer’s knowledge and experience. Loan requests that exceed an officer’s authority require the signature of Merchants’ credit division manager, senior loan officer, and/or president. All extensions of credit of $4.0 million or greater to any one borrower or related party are reviewed and approved by the Loan Committee of Merchants Bank’s Board of Directors. Merchants’ loan portfolio is continuously monitored for performance, creditworthiness and strength of documentation through the use of a variety of management reports and with the assistance of an external loan review firm. Credit ratings are assigned to commercial loans and are routinely reviewed. Loan officers or the loan workout function take remedial actions to assure full and timely payment of loan balances when necessary.

Item 4.

 Controls and Procedures

The principal executive officer, principal accounting officer, and other members of Merchants’ senior management have evaluated Merchants’ disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, Merchants’ principal executive officer and principal accounting officer have concluded that the disclosure controls and procedures effectively ensure that information required to be disclosed in Merchants’ filings and submissions with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is accumulated and communicated to Merchants’ management (including the principal executive officer and principal accounting officer), and is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. In addition, Merchants has reviewed its internal control over financial reporting and there have been no changes in its internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

MERCHANTS BANCSHARES, INC.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

Item 1A. Risk Factors

Please read the factors discussed in Part I – Item 1A, "Risk Factors" in Merchants’ Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and the discussion contained in “Recent Market Developments” in this Form 10-Q, which could materially adversely affect Merchants’ business, financial condition and operating results. These risks are not the only ones facing Merchants. Additional risks and uncertainties not currently known to Merchants or that Merchants currently deems to be immaterial also may materially adversely effect Merchants’ business, financial condition and operating results.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. [Removed and Reserved]

Item 5. Other Information

None.

Item 6.

 Exhibits

(a) Exhibits:

3.1.1

Certificate of Incorporation, filed April 20, 1987 (Incorporated by reference to Exhibit B to Pre-Effective Amendment No. 1 to Merchants’ Definitive Proxy Statement on Schedule 14A, filed on April 25, 1987 for Merchants’ Annual Meeting of Shareholders held June 2, 1987)

3.1.2	Certificate of Merger, filed June 5, 1987 (Incorporated by reference to Merchants’ Annual Report on Form 10-K for the Year Ended December 31, 2006, filed on March 16, 2007)

3.1.3	Certificate of Amendment, filed May 11, 1988 (Incorporated by reference to Merchants’ Annual Report on Form 10-K for the Year Ended December 31, 2006, filed on March 16, 2007)

3.1.4	Certificate of Amendment, filed April 29, 1991 (Incorporated by reference to Merchants’ Annual Report on Form 10-K for the Year Ended December 31, 2006, filed on March 16, 2007)

3.1.5	Certificate of Amendment, filed August 29, 2006 (Incorporated by reference to Merchants’ Annual Report on Form 10-K for the Year Ended December 31, 2006, filed on March 16, 2007)

3.1.6	Certificate of Amendment, filed August 29, 2006 (Incorporated by reference to Merchants’ Annual Report on Form 10-K for the Year Ended December 31, 2006, filed on March 16, 2007)

3.2	Amended By-Laws of Merchants (Incorporated by reference to Merchants’ Form on 8-K, filed on April 16, 2009)

10.1	Merchants Bancshares, Inc. 2010 Executive Annual Incentive Plan (Incorporated by reference to Merchants’ Form on 8-K, filed on February 24, 2010)

31.1	Certification of Chief Executive Officer of the Company Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14

31.2	Certification of Chief Financial Officer and Principal Accounting Officer of the Company Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14

32.1	Certification of Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer and Principal Accounting Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

May 10, 2010
Date