Form 10-Q
period 2010-06-30
MERCHANTS BANCSHARES INC
filed 2010-08-09
CIK 726517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2010

or

[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	0-11595

Merchants Bancshares, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	03-0287342
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

275 Kennedy Drive, South Burlington, Vermont	05403
(Address of Principal Executive Offices)	(Zip Code)

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

[    ] Yes                    [ X ] No

As of July 30, 2010, there were 6,166,257 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

MERCHANTS BANCSHARES, INC.

FORM 10-Q

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.	Interim Consolidated Financial Statements (Unaudited)

	Consolidated Balance Sheets As of June 30, 2010 and December 31, 2009	1

	Consolidated Statements of Income For the three and six months ended June 30, 2010 and 2009	2

	Consolidated Statements of Comprehensive Income For the three and six months ended June 30, 2010 and 2009	3

	Consolidated Statements of Cash Flows For the three and six months ended June 30, 2010 and 2009	4

	Notes to Interim Unaudited Consolidated Financial Statements	5 - 14

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14-26
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	26-28
Item 4.	Controls and Procedures	28

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	29
Item 1A.	Risk Factors	29
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29
Item 3.	Defaults upon Senior Securities	29
Item 4.	Removed and Reserved	30
Item 5.	Other Information	30
Item 6.	Exhibits	30
Signatures		31
Exhibits

MERCHANTS BANCSHARES, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

Merchants Bancshares, Inc.

Consolidated Balance Sheets

(unaudited)

	(In thousands except share and per share data)		June 30, 2010	December 31, 2009
	ASSETS
	Cash and due from banks		$32,901	$64,276
	Federal funds sold and other short-term investments		5,270	10,270
	Total cash and cash equivalents		38,171	74,546
	Investments:
	Securities available for sale, at fair value		420,475	407,652
	Securities held to maturity (fair value of $1,047 and $1,248)		955	1,159
	Total investments		421,430	408,811
	Loans		895,819	918,538
	Less: Allowance for loan losses		10,157	10,976
	Net loans		885,662	907,562
	Federal Home Loan Bank stock		8,630	8,630
	Bank premises and equipment, net		13,246	13,090
	Investment in real estate limited partnerships		4,599	5,220
	Other assets		19,218	17,389
	Total assets		$1,390,956	$1,435,248
	LIABILITIES
	Deposits:
	Demand deposits		$118,846	$119,742
	Savings, NOW and money market accounts		544,457	529,034
	Time deposits $100 thousand and greater		124,500	134,147
	Other time deposits		249,269	260,396
	Total deposits		1,037,072	1,043,319
	Securities sold under agreements to repurchase and other short-term debt		136,461	179,718
	Securities sold under agreements to repurchase, long-term		54,000	54,000
	Other long-term debt		31,177	31,215
	Junior subordinated debentures issued to unconsolidated subsidiary trust		20,619	20,619
	Other liabilities		13,682	15,365
	Total liabilities		1,293,011	1,344,236
	Commitments and contingencies (Note 7)
	SHAREHOLDERS' EQUITY
	Preferred stock Class A non-voting
	Shares authorized - 200,000, none outstanding		--	--
	Preferred stock Class B voting
	Shares authorized - 1,500,000, none outstanding		--	--
	Common stock, $.01 par value		67	67
	Shares authorized	10,000,000
Issued	As of June 30, 2010 and December 31, 2009	6,651,760
Outstanding	As of June 30, 2010	5,848,268
	As of December 31, 2009	5,815,370
	Capital in excess of par value		36,278	36,278
	Retained earnings		68,523	63,552
	Treasury stock, at cost		(17,100)	(17,798)
	As of June 30, 2010	803,492
	As of December 31, 2009	836,390
	Deferred compensation arrangements		6,071	6,246
	Accumulated other comprehensive income		4,106	2,667
	Total shareholders' equity		97,945	91,012
	Total liabilities and shareholders' equity		$1,390,956	$1,435,248

See accompanying notes to interim consolidated financial statements

Merchants Bancshares, Inc.

Consolidated Statements of Income

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands except per share data)	2010	2009	2010	2009
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$ 11,602	$ 11,944	$ 23,091	$ 23,712
Investment income:
Interest on debt securities	3,831	4,759	7,553	10,022
Interest on federal funds sold, short term investments and interest bearing deposits	24	10	45	14
Total interest and dividend income	15,457	16,713	30,689	33,748
INTEREST EXPENSE
Savings, NOW and money market accounts	369	515	758	1,063
Time deposits $100 thousand and greater	318	663	691	1,347
Other time deposits	735	1,502	1,537	3,106
Other borrowed funds	381	47	790	132
Long-term debt	1,013	1,611	2,007	3,384
Total interest expense	2,816	4,338	5,783	9,032
Net interest income	12,641	12,375	24,906	24,716
Provision for credit losses	--	2,000	600	2,900
Net interest income after provision for credit losses	12,641	10,375	24,306	21,816
NONINTEREST INCOME
Changes in fair value on impaired securities	34	--	211	--
Non-credit related (gain) losses on securities not expected to be sold (recognized in other comprehensive income)	(34)	--	(291)	--
Net impairment losses	--	--	(80)	--
Gain (loss) on investment securities, net	503	--	1,212	(205)
Trust company income	533	413	1,051	814
Service charges on deposits	1,395	1,489	2,634	2,727
Equity in losses of real estate limited partnerships	(421)	(461)	(855)	(924)
Other noninterest income	1,145	965	2,103	1,923
Total noninterest income	3,155	2,406	6,065	4,335
NONINTEREST EXPENSE
Salaries and wages	3,906	3,200	7,607	6,625
Employee benefits	1,103	1,334	2,373	2,594
Occupancy expense	911	858	1,841	1,786
Equipment expense	710	705	1,390	1,416
Legal and professional fees	664	657	1,255	1,346
Marketing	366	438	681	779
State franchise taxes	295	302	574	600
FDIC Insurance	340	942	720	1,256
Other Real Estate Owned ("OREO") expenses	(196)	84	(390)	218
Other noninterest expense	1,522	1,815	3,036	3,257
Total noninterest expense	9,621	10,335	19,087	19,877
Income before provision for income taxes	6,175	2,446	11,284	6,274
Provision for income taxes	1,589	383	2,869	1,305
NET INCOME	$ 4,586	$ 2,063	$ 8,415	$ 4,969

Basic earnings per common share	$ 0.74	$ 0.34	$ 1.37	$ 0.82
Diluted earnings per common share	$ 0.74	$ 0.34	$ 1.37	$ 0.82

See accompanying notes to interim consolidated financial statements

Merchants Bancshares, Inc.

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2010	2009	2010	2009
Net income	$ 4,586	$ 2,063	$ 8,415	$ 4,969
Other comprehensive income, net of tax:
Change in net unrealized gain on securities available for sale, net of taxes of $840, $(353), $1,419, and $1,268	1,560	(656)	2,635	2,354
Reclassification adjustments for securities (gains) losses included in net income, net of taxes of $(176), $0, $(424) and $72	(327)	--	(788)	133
Change in net unrealized loss on interest rate swaps, net of taxes of $(186), $136, $(262) and $120	(345)	252	(487)	222
Pension liability adjustment, net of taxes of $16, $25, $42 and $50	30	46	79	92
Other comprehensive income	918	(358)	1,439	2,801
Comprehensive income	$ 5,504	$ 1,705	$ 9,854	$ 7,770

See accompanying notes to interim consolidated financial statements.

Merchants Bancshares, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

For the six months ended June 30,	2010	2009
(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 8,415	$ 4,969
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	600	2,900
Depreciation and amortization	2,586	780
Stock option expense	36	25
Net (gains) losses on sales of investment securities	(1,212)	205
Other-than-temporary impairment losses on investment securities	80	--
Net gains on sales of loans	(12)	--
Net gains on sale of premises and equipment	--	(199)
Gains and expense recoveries on sale of other real estate owned	(552)	--
Equity in losses of real estate limited partnerships, net	855	924
Changes in assets and liabilities:
(Increase) decrease in interest receivable	(94)	150
(Increase) decrease in other assets	(2,722)	118
Decrease in interest payable	(91)	(240)
(Decrease) increase in other liabilities	(1,731)	192
Decrease in deferred gain on real estate sale	(212)	(212)
Net cash provided by operating activities	5,946	9,612

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investment securities available for sale	30,039	12,471
Proceeds from maturities of investment securities available for sale	91,418	55,736
Proceeds from maturities of investment securities held to maturity	204	312
Purchases of investment securities available for sale	(132,058)	(7,740)
Loan originations less than (in excess of) principal payments	20,115	(49,940)
Purchases of Federal Home Loan Bank stock, net	--	(107)
Proceeds from sales of loans, net	290	--
Proceeds from sales of premises and equipment	--	252
Proceeds from sales of other real estate owned	1,392	--
Real estate limited partnership investments	(234)	--
Purchases of bank premises and equipment	(989)	(957)
Net cash used in investing activities	10,177	10,027

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in deposits	(6,247)	84,601
Net increase (decrease) in short-term borrowings	12,272	(30,324)
Proceeds from long-term debt	--	800
Net decrease in securities sold under agreement to repurchase-short term	(55,529)	(10,297)
Principal payments on long-term debt	(38)	(36,314)
Cash dividends paid	(3,061)	(3,030)
Sale of treasury stock	--	1
Increase in deferred compensation arrangements	105	88
Proceeds from exercise of stock options, net of withholding taxes	--	185
Tax benefit from exercise of stock options	--	9
Net cash (used in) provided by financing activities	(52,498)	5,719

(Decrease) increase in cash and cash equivalents	(36,375)	25,358
Cash and cash equivalents beginning of period	74,546	36,256
Cash and cash equivalents end of period	$ 38,171	$ 61,614

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Total interest payments	$ 5,873	$ 9,272
Total income tax payments	4,100	2,450

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Distribution of stock under deferred compensation arrangements	455	400
Distribution of treasury stock in lieu of cash dividend	383	372
Transfer of loans to other real estate owned	629	--

See accompanying notes to interim consolidated financial statements

Notes To Interim Unaudited Consolidated Financial Statements

For additional information, see the Merchants Bancshares, Inc. (“Merchants”) Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2010.

Note 1: Financial Statement Presentation

Principles of Consolidation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X promulgated under the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. All adjustments necessary for a fair presentation of the interim consolidated financial statements of Merchants as of June 30, 2010 and December 31, 2009, and for the three and six months ended June 30, 2010 and 2009 have been included. The information was prepared from the unaudited financial statements of Merchants and its subsidiaries, Merchants Bank and MBVT Statutory Trust I. Amounts reported for prior periods are reclassified, where necessary, to be consistent with the current period presentation.

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

Note 2: Investment Securities

Investments in securities are classified as available for sale or held to maturity as of June 30, 2010. The amortized cost and fair values of the securities classified as available for sale and held to maturity as of June 30, 2010 and December 31, 2009 are as follows:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of June 30, 2010
Available for Sale:
U.S. Treasury Obligations	$250	$1	$--	$251
U.S. Agency Obligations	102,147	849	2	102,994
Federal Home Loan Bank ("FHLB") Obligations	6,882	277	--	7,159
Residential Real Estate Mortgage-backed Securities ("Agency MBSs")	129,200	8,828	--	138,028
Agency Collateralized Mortgage Obligations ("Agency CMOs")	159,981	2,681	408	162,254
Non-agency Collateralized Mortgage Obligations ("Non- agency CMOs")	7,736	5	568	7,173
Asset Backed Securities ("ABSs")	2,866	--	250	2,616
	$409,062	$12,641	$1,228	$420,475
Held to Maturity:
Agency MBSs	955	92	--	1,047
	$955	$92	$--	$1,047

As of December 31, 2009
Available for Sale:
U.S. Treasury Obligations	$249	$1	$--	$250
U.S. Agency Obligations	40,512	38	172	40,378
FHLB Obligations	13,017	270	38	13,249
Agency MBSs	182,569	8,437	11	190,995
Agency CMOs	151,241	2,374	574	153,041
Non-agency CMOs	8,086	2	1,226	6,862
ABSs	3,406	--	529	2,877
	$399,080	$11,122	$2,550	$407,652
Held to Maturity:
Agency MBSs	1,159	89	--	1,248
	$1,159	$89	$--	$1,248

Included in gross unrealized losses at June 30, 2010 are $203 thousand of non-credit related unrealized losses on other-than-temporarily impaired securities in the ABS portfolio, which are included in accumulated other comprehensive income, net of tax.

The contractual final maturity distribution of the debt securities classified as available for sale and held to maturity as of June 30, 2010, are as follows:

(In thousands)	Within One Year	After One But Within Five Years	After Five But Within Ten Years	After Ten Years	Total
As of June 30, 2010
Available for Sale (at fair value):
U.S. Treasury Obligations	$251	$--	$--	$--	$251
U.S. Agency Obligations	--	38,129	54,806	10,059	102,994
FHLB Obligations	--	5,098	2,061	--	7,159
Agency MBSs	1,494	14,359	22,049	100,126	138,028
Agency CMOs	1,744	--	13,170	147,340	162,254
Non-agency CMOs	--	--	1,330	5,843	7,173
ABSs	--	--	--	2,616	2,616
	$3,489	$57,586	$93,416	$265,984	$420,475
Held to Maturity (at amortized cost):
Agency MBSs	34	251	98	572	955
	$34	$251	$98	$572	$955
As of December 31, 2009
Available for Sale (at fair value):
U.S. Treasury Obligations	$--	$250	$--	$--	$250
U.S. Agency Obligations	--	25,519	14,859	--	40,378
FHLB Obligations	--	13,249	--	--	13,249
Agency MBSs	2,079	16,681	53,790	118,445	190,995
Agency CMOs	--	3,288	16,281	133,472	153,041
Non-agency CMOs	--	--	1,458	5,404	6,862
ABSs	--	--	--	2,877	2,877
	$2,079	$58,987	$86,388	$260,198	$407,652
Held to Maturity (at amortized cost):
Agency MBSs	23	390	121	625	1,159
	$23	$390	$121	$625	$1,159

Actual maturities will differ from contractual maturities because borrowers may have rights to call or prepay obligations. Maturities of MBSs and CMOs are based on final contractual maturities.

Proceeds from sales of available for sale debt securities were $10.04 million for the second quarter of 2010 and $30.03 million for the first half of 2010. Gross gains of $503 thousand and $1.21 million were realized from these sales for the second quarter and first six months of 2010, respectively.

Gross unrealized losses on investment securities available for sale and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position, at June 30, 2010 and December 31, 2009, were as follows:

	Less than 12 months		12 months or more		Total
(In thousands)	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
As of June 30, 2010
U.S. Treasury Obligations	$ --	$ --	$ --	$ --	$ --	$ --
U.S. Agency Obligations	2,998	2	--	--	2,998	2
FHLB Obligations	--	--	--	--	--	--
Agency MBSs	--	--	--	--	--	--
Agency CMOs	59,208	408	--	--	59,208	408
Non-agency CMOs	--	--	6,958	568	6,958	568
ABSs	--	--	2,616	250	2,616	250
	$ 62,206	$ 410	$ 9,574	$ 818	$ 71,780	$ 1,228
As of December 31, 2009
U.S. Treasury Obligations	$ --	$ --	$ --	$ --	$ --	$ --
U.S. Agency Obligations	25,330	172	--	--	25,330	172
FHLB Obligations	2,962	38	--	--	2,962	38
Agency MBSs	4,646	11	--	--	4,646	11
Agency CMOs	77,678	574	--	--	77,678	574
Non-agency CMOs	--	--	6,706	1,226	6,706	1,226
ABSs	--	--	2,877	529	2,877	529
	$ 110,616	$ 795	$ 9,583	$ 1,755	$ 120,199	$ 2,550

There were no securities held to maturity with unrealized losses as of June 30, 2010 and December 31, 2009.

Unrealized losses on investment securities result from the cost basis of the security being higher than its current fair value. These discrepancies generally occur because of changes in interest rates since the time of purchase, or because the credit quality of the issuer or underlying collateral has deteriorated. Merchants performs a quarterly analysis of each security in its portfolio to determine if impairment exists, and if it does, whether that impairment is other-than-temporary.

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

The non-Agency CMO portfolio consists of five bonds, two of which have small unrealized gains. Management has performed analyses on the remaining three bonds with a fair value of $6.96 million and an unrealized loss of $568 thousand as of June 30, 2010. Merchants’ investment advisor has assisted Management in running various cash flow analyses on the bonds to determine the likelihood of a principal loss in the future and the default rate and loss severities necessary to produce losses on these bonds. Based on these analyses, Merchants believes that it will recover its amortized cost on these securities.

The ABS portfolio consists of three bonds, one of which, with a book value of $357 thousand and a current market value of $340 thousand, carries an Agency guarantee. Merchants has performed no further analysis on this bond. The second bond is a private label asset backed security backed by home equity lines. Merchants receives monthly updates on this bond from its investment advisor. The bond, with a book value of $1.21 million and a fair value of $1.18 million, has credit support and insurance backing from Ambac Financial Group, Inc. (“Ambac”), however, Merchants places no reliance on the insurance wrap in its impairment analysis. Merchants has performed the same analysis on this bond as on its non-Agency CMOs discussed above and considers its impairment temporary.

The third bond in the ABS portfolio also has insurance backing from Ambac. Merchants places no reliance on the insurance wrap in its impairment analysis. The bond is rated CC by Standard & Poor’s and B3 by Moody’s. The book value of the bond is $1.30 million, and its current market value is $1.10 million. Merchants recorded an $80 thousand other-than-temporary impairment charge on this bond during the first quarter of 2010. Additionally, the bond was written down by $369 thousand to its then estimated fair value during the fourth quarter of 2008. Upon adoption of Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 320, “Recognition and Presentation of Other-Than-Temporary Impairment,” $327 thousand of that charge was reclassified to Accumulated Other Comprehensive Income, representing the portion of the Other Than Temporary Impairment (“OTTI”) charge resulting from factors other than credit. The total pre-tax OTTI charge taken on this bond through June 30, 2010 is $122 thousand. This is the only bond in Merchants’ bond portfolio with subprime exposure. Merchants has performed the same analysis on this bond as on its non-Agency CMOs discussed above and considers its impairment temporary.

As a member of the FHLB system, Merchants is required to invest in stock of the Federal Home Loan Bank of Boston (“FHLBB”) in an amount determined based on its borrowings from the FHLBB. At June 30, 2010, Merchants’ investment in FHLBB stock totaled $8.63 million. In early 2009, due to deterioration in its financial condition, the FHLBB placed a moratorium on redemption of stock in excess of required levels of ownership and suspended payment of quarterly dividends on its stock. No dividend income on FHLBB stock was recorded during 2009 or the first quarter of 2010 and no dividend income on FHLBB stock is expected during 2010. FHLBB announced net income of $22.90 million for the first quarter of 2010, and $18.72 million for the second quarter of 2010, the third consecutive quarter of positive net income. This follows a $186.80 million net loss for 2009. The 2009 loss was primarily driven by losses due to the OTTI of its investment in private label MBS resulting in a credit loss of $444.10 million for 2009. FHLBB continues to be classified as “adequately capitalized” by its regulator. Based on current available information, Merchants does not believe that its investment in FHLBB stock is impaired. Merchants will continue to monitor its investment in FHLBB stock for impairment.

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

3.

present fair value disclosures for classes of assets and liabilities; and

4.

for Level 2 and 3 fair value measurements, provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.

The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for interim and annual reporting periods beginning after December 15, 2010. This ASC will not have an impact on the way Merchants measures fair value.

The table below presents the balance of financial assets and liabilities at June 30, 2010 and December 31, 2009 measured at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
(In thousands) Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of June 30, 2010
Available-for-sale debt securities
U.S. Treasury Obligations	$ 251	$ --	$ 251	$ --
U.S. Agency Obligations	102,994	--	102,994	--
FHLB Obligations	7,159	--	7,159	--
Agency MBSs	138,028	--	138,028	--
Agency CMOs	162,254	--	162,254	--
Non-Agency CMOs	7,173	--	7,173	--
ABS	2,616	--	2,616	--
Total available-for-sale debt securities	420,475	--	420,475	--
Derivatives
Interest rate swaps	(1,404)	--	(1,404)	--
Total derivatives	(1,404)	--	(1,404)	--
Total	$419,071	$ --	$419,071	$ --

As of December 31, 2009
Available-for-sale debt securities
U.S. Treasury Obligations	$ 250	$ --	$ 250	$ --
U.S. Agency Obligations	40,378	--	40,378	--
FHLB Obligations	13,249	--	13,249	--
Agency MBSs	190,995	--	190,995	--
Agency CMOs	153,041	--	153,041	--
Non-Agency CMOs	6,862	--	6,862	--
ABS	2,877	--	2,877	--
Total available-for-sale debt securities	407,652	--	407,652	--
Derivatives
Interest rate swaps	(655)	--	(655)	--
Total derivatives	(655)	--	(655)	--
Total	$406,997	$ --	$406,997	$ --

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

Certain assets are also measured at fair value on a non-recurring basis. These other financial assets include impaired loans and OREO. The table below presents the balance of financial assets at June 30, 2010 measured at fair value on a nonrecurring basis:

Fair Value Measurements at Reporting Date Using
(In thousands) Description	6/30/2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
OREO	$ 444	--	--	$ 444
Impaired loans	8,334	--	--	8,334
Total	$ 8,778	$ --	$ --	$ 8,778

In accordance with the provisions of FASB ASC Subtopic 310-10-35, “Accounting by Creditors for Impairment of a Loan – an amendment of FASB Statements No. 5 and 15,” Merchants had collateral dependent impaired loans with a carrying value of approximately $8.33 million which had specific reserves included in the allowance for loan losses of $356 thousand at June 30, 2010.

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

Interest rate swap - The interest rate swaps are reported at their fair value of $(1.40) million and $(655) thousand as of June 30, 2010 and December 31, 2009, respectively, utilizing Level 2 inputs from third parties. The fair value of Merchants’ interest rate swaps are determined using prices obtained from a third party advisor. The fair value measurement of the interest rate swap is determined by netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on the expectation of future interest rates derived from observed market interest rate curves.

Commitments to Extend Credit and Standby Letters of Credit - The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of financial standby letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties. The fair value of commitments to extend credit and standby letters of credit is approximately $40 thousand and $38 thousand as of June 30, 2010 and December 31, 2009, respectively.

The fair value of Merchants’ financial instruments as of June 30, 2010 and December 31, 2009 are summarized in the table below:

	June 30, 2010		December 31, 2009
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Securities available for sale	$ 420,475	$ 420,475	$ 407,652	$ 407,652
Securities held to maturity	955	1,047	1,159	1,248
Loans, net of the Allowance for loan losses	885,662	901,307	907,562	918,548
Accrued interest receivable	4,876	4,876	4,781	4,781
	$ 1,311,968	$ 1,327,705	$ 1,321,154	$ 1,332,229

Deposits	$ 1,037,072	$ 1,039,585	$ 1,043,319	$ 1,044,907
Securities sold under agreement to repurchase and other short-term borrowings	136,461	136,639	179,718	179,761
Securities sold under agreement to repurchase and other long-term borrowings	85,177	89,225	85,215	89,184
Junior subordinated debentures issued to unconsolidated subsidiary trust	20,619	14,839	20,619	14,938
Accrued interest payable	753	753	844	844
	$ 1,280,082	$ 1,281,041	$ 1,329,715	$ 1,329,634

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

The following table summarizes the components of net periodic benefit costs for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2010	2009	2010	2009
Interest cost	$ 122	$ 127	$ 241	$ 253
Service cost	16	14	27	28
Expected return on Plan assets	(154)	(90)	(300)	(180)
Amortization of net loss	46	70	121	141
Net periodic benefit cost	$ 30	$ 121	$ 89	$ 242

Merchants made a $2.30 million contribution to the Plan during 2009 and has made no contributions during 2010.

Merchants' Pension Plan Investment Policy Statement sets forth the investment objectives and constraints of the Plan. The purpose of the policy is to assist the Merchants’ Retirement Plan Committee in effectively supervising, monitoring and evaluating the investments of the Plan.

Note 5: Earnings Per Share

The following table presents reconciliations of the calculations of basic and diluted earnings per common share for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands except per share data)	2010	2009	2010	2009

Net income	$ 4,586	$ 2,063	$ 8,415	$ 4,969
Weighted average common shares outstanding	6,162	6,095	6,157	6,081
Dilutive effect of common stock equivalents	--	3	--	3
Weighted average common and common equivalent	6,162	6,098	6,157	6,084
shares outstanding
Basic earnings per common share	$ 0.74	$ 0.34	$ 1.37	$ 0.82
Diluted earnings per common share	$ 0.74	$ 0.34	$ 1.37	$ 0.82

Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding for the three and six month period ended June 30, 2010 and 2009. Anti-dilutive stock options outstanding excluded from the calculation of earnings per share for the three and six months ended June 30, 2010 were 76,839; and for the three and six months ended June 30, 2009 were 81,070.

Note 6: Stock Repurchase Program

In January 2007, Merchants’ Board of Directors approved a stock repurchase program, pursuant to which Merchants may repurchase 200,000 shares of its common stock from time to time through January 2008. The program was extended by the Board of Directors at its meetings in January 2008, 2009 and 2010, and the program has now been extended to January 2011. Merchants has purchased 143,475 shares of its common stock on the open market under the program at an average per share price of $22.94. No shares were purchased during 2009 or the first six months of 2010 under the program.

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

Merchants does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are conditional commitments issued by Merchants to guarantee the performance of a customer to a third party. Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit totaled approximately $4.02 million at June 30, 2010 and represent the maximum potential future payments Merchants could be required to make. Typically, these instruments have terms of 12 months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit for on balance sheet instruments. Merchants’ policies governing loan collateral apply to standby letters of credit at the time of credit extension. Loan-to-value ratios are generally consistent with loan-to-value requirements for other commercial loans secured by similar types of collateral. The fair value of Merchants’ standby letters of credit at June 30, 2010 was insignificant.

Merchants is involved in routine legal proceedings that occur in the ordinary course of business, which, in the aggregate, are believed by Management to be immaterial to its financial condition and results of operations.

Note 8: Recent Accounting Pronouncements

In July 2010, the FASB issued ASU 2010-20, Receivables (Topic 310) – “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” The main objective in developing this updated guidance is to provide financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables. This updated guidance requires additional information to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses. Merchants has determined that this legislation will not have a material impact on its financial condition or results of operations.

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

Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, which are included in more detail in Section 1A – “Risk Factors” of this Quarterly Report on Form 10-Q.

General

All adjustments necessary for a fair presentation of Merchants’ interim consolidated financial statements as of June 30, 2010, and for the three and six months ended June 30, 2010 and 2009, have been included. The information was prepared from the unaudited financial statements of Merchants and its subsidiaries, Merchants Bank and MBVT Statutory Trust I.

Recent Market Developments

Certain segments of the financial services industry are facing challenges in the face of prolonged economic uncertainty. In some areas, declines in the housing market, increasing foreclosures and rising unemployment have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. These write-downs have caused many financial institutions to seek additional capital; to merge with larger and stronger institutions, and, in some cases, to fail. The Federal Deposit Insurance Corporation (“FDIC”) closed 140 banks during 2009 and has closed over 100 as of early August 2010, compared to 25 bank closures for all of 2008. Merchants is fortunate that, to date, the markets it serves have been impacted to a lesser extent than many areas around the country. However, a prolonged recession and persistently adverse economic conditions would likely impact these markets more significantly over time, and have a negative impact upon Merchants’ financial condition and performance.

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

Financial Regulatory Reform Legislation

On July 21, 2010, the President signed the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Act”), which comprehensively reforms the regulation of financial institutions, products and services. Among other things, the Act provides for new capital standards that eliminate the treatment of trust preferred securities as Tier 1 capital. Existing trust preferred securities are grandfathered for banking entities with less than $15 billion of assets, such as Merchants. The Act permanently raises deposit insurance levels to $250,000, retroactive to January 1, 2008, and extends for two years the Transaction Account Guarantee Program, which will become mandatory for all insured depository institutions. Pursuant to modifications under the Act, deposit insurance assessments will be calculated based on an insured depository institution’s assets rather than its insured deposits and the minimum reserve ratio will be raised to 1.35%. The payment of interest on business demand deposit accounts is permitted by the Act. The Act authorizes the Federal Reserve Board to regulate interchange fees for debit card transactions and establishes new minimum mortgage underwriting standards for residential mortgages. The Act also establishes the Bureau of Consumer Financial Protection (“CFPB”) as an independent bureau of the Federal Reserve Board. The CFPB has the exclusive authority to prescribe rules governing the provision of consumer financial products and services.

The Act grants the SEC express authority to adopt rules granting proxy access for shareholder nominees, and grants shareholders a non-binding vote on executive compensation and “golden parachute” payments. Pursuant to modifications of the proxy rules under the Act, Merchants will be required to disclose the relationship between executive pay and financial performance, the ratio of the median pay of all employees to the pay of the chief executive officer, and employee and director hedging activities. The Act also requires that stock exchanges change their listing rules to require that each member of a listed company’s compensation committee be independent and be granted the authority and funding to retain independent advisors and to prohibit the listing of any security of an issuer that does not adopt policies governing the claw back of excess executive compensation based on inaccurate financial statements.

Results of Operations

Overview

Net income was $4.59 million and $8.42 million for the quarter and six months ended June 30, 2010, respectively. This compares with net income of $2.06 million and $4.97 million for the same periods in 2009, respectively. The return on average assets was 1.29% and 1.19% for the quarter and six months ended June 30, 2010, respectively, compared to 0.61% and 0.74% for the same periods in 2009, respectively. The return on average equity was 19.40% and 18.02% for the quarter and six months ended June 30, 2010, respectively, and was 9.87% and 12.14% for the same periods in 2009, respectively.

The following were the major factors contributing to the results for the quarter and six months ended June 30, 2010 compared to the same periods in 2009:

•

Merchants’ taxable equivalent net interest income for the second quarter of 2010 was $12.90 million, and was $25.32 million for the first half of 2010 compared to $12.41 million for the second quarter of 2009 and $24.77 million for the first half of 2009.

•

Merchants did not record a provision for credit losses during the second quarter of 2010 and recorded a $600 thousand provision for credit losses during the first quarter of 2010 compared to $2.00 million for the second quarter of 2009 and $2.90 million for the first half of 2009.

•

Merchants recognized $503 thousand in pre-tax security gains during the second quarter of 2010 and $1.21 million for the first half of 2010 compared to no security gains or losses for the second quarter of 2009 and a $205 thousand net loss for the first half of 2009.

•

Merchants noninterest expenses were positively impacted by expense recoveries and gains related to the sale of OREO property of $234 thousand for the second quarter of 2010 and $552 thousand for the first half of 2010.

•

Loans were $896 million at June 30, 2010, a decrease of $22.72 million compared to December 31, 2010.

•

Merchants’ investment portfolio increased to $421.43 million at June 30, 2010 from $408.81 million at December 31, 2009 as Merchants redeployed short term cash into the investment portfolio.

•

Total deposits ended the quarter at $1.04 billion, a slight decrease from deposits at December 31, 2009.

Net Interest Income

This discussion should be read in conjunction with the tables on the following three pages. Merchants’ taxable equivalent net interest income for the second quarter of 2010 was $12.90 million, and was $25.32 million for the first half of 2010, compared to $12.41 million for the second quarter of 2009 and $24.77 million for the first half of 2009. Merchants’ taxable equivalent net interest margin was unchanged at 3.81% for the second quarter of 2010 compared to the second quarter of 2009 and decreased by seven basis points to 3.77% for the first half of 2010 from 3.84% for the same period in 2009. During the first quarter of 2010, FHLMC and FNMA announced that they would buy back certain delinquent mortgages contained in securities previously sold to investors, including Merchants. These prepayments reduced Merchants’ net interest income by approximately $200 thousand. The margin for the first half of 2010 was negatively impacted by three basis points by this accelerated amortization.

Merchants’ average rate on interest earning assets decreased to 4.64% for the second quarter of 2010 compared to 5.14% for the second quarter of 2009; and decreased to 4.63% from 5.24% for the first half of 2010 compared to 2009. This decrease is a result of the sustained low interest rate environment. The reduction in rate on the investment portfolio has been more pronounced than in the loan portfolio because cash flows off the investment portfolio have been considerable and Merchants has chosen to stay in short, high quality bonds instead of taking on credit or extension risk to obtain a higher yield.

Merchants has been successful at reducing its average cost of interest bearing liabilities during 2010. The average cost of interest bearing liabilities decreased to 0.95% for the second quarter of 2010 compared to 1.51% for the same period in 2009, and decreased to 0.98% for the first half of 2010 compared to 1.59% for the first half of 2009. The largest percentage decrease is in the cost of interest bearing deposits, which have been reduced by almost half during 2010. Merchants also reduced its cost of long term debt by approximately 70 basis points during 2010, primarily a result of the prepayment of over $60 million in FHLB debt at an average cost of 3.74% during 2009. These decreases have been offset by increases in the cost of short-term repo agreements which have increased by approximately 70 basis points during 2010 as Merchants expands its government banking business. This funding source is accompanied by a loan for an almost equal amount at a competitive tax-adjusted spread.

The following table attributes changes in Merchants’ net interest income (on a fully taxable equivalent basis) to changes in either average balances or average rates for the three and six months ended June 30, 2010. Changes due to both interest rate and volume have been allocated to change due to volume and change due to rate in proportion to the relationship of the absolute dollar amounts of the change in each category:

Analysis of Changes in Fully Taxable Equivalent Net Interest Income

Three Months Ended June 30,
			Increase	Due to
(In thousands)	2010	2009	(Decrease)	Volume	Rate
Fully taxable equivalent interest income:
Loans	$ 11,856	$ 11,975	$ (119)	$ 202	$ (321)
Investments	3,831	4,759	(928)	420	(1,348)
Federal funds sold, securities sold under agreements to repurchase and interest bearing deposits with banks	24	10	14	--	14
Total interest income	15,711	16,744	(1,033)	622	(1,655)
Less interest expense:
Savings, money market & NOW accounts	369	515	(146)	64	(210)
Time deposits	1,053	2,165	(1,112)	(189)	(923)
Federal funds purchased, FHLB and other short-term borrowings	1	--	1	1	--
Securities sold under agreements to repurchase, short-term	380	47	333	13	320
Securities sold under agreement to repurchase, long-term	495	494	1	--	1
Other long-term debt	215	819	(604)	(470)	(134)
Junior subordinated debt	301	298	3	--	3
Total interest expense	2,814	4,338	(1,524)	(581)	(943)
Net interest income	$ 12,897	$ 12,406	$ 491	$1,203	$ (712)

Six Months Ended June 30,
			Increase	Due to
(In thousands)	2010	2009	(Decrease)	Volume	Rate
Fully taxable equivalent interest income:
Loans	$ 23,501	$ 23,761	$ (260)	$ 854	$(1,114)
Investments	7,553	10,022	(2,469)	325	(2,794)
Federal funds sold, securities sold under agreements to repurchase and interest bearing deposits with banks	45	14	31	5	26
Total interest income	31,099	33,797	(2,698)	1,184	(3,882)
Less interest expense:
Savings, money market & NOW accounts	758	1,063	(305)	151	(456)
Time deposits	2,228	4,453	(2,225)	(252)	(1,973)
Federal funds purchased, FHLB and other short-term borrowings	2	20	(18)	(12)	(6)
Securities sold under agreements to repurchase, short-term	788	112	676	33	643
Securities sold under agreement to repurchase, long-term	984	970	14	--	14
Other long-term debt	429	1,819	(1,390)	(1,075)	(315)
Junior subordinated debentures issued to	594	595	(1)	--	(1)
Total interest expense	5,783	9,032	(3,249)	(1,155)	(2,094)
Net interest income	$ 25,316	$ 24,765	$ 551	$ 2,339	$(1,788)

The following tables sets forth certain information regarding net interest margin for the three and six months ended June 30, 2010 and 2009. For the periods indicated, the total dollar amount of interest income from average earning assets and the resultant yields, as well as the interest expense on average interest bearing liabilities, are expressed both in dollars and rates, and on a tax equivalent basis.

Merchants Bancshares, Inc.

Average Balance Sheets and Average Rates

(Unaudited)

	Three Months Ended
	June 30, 2010			June 30, 2009
(In thousands, fully taxable equivalent)	Average Balance	Interest Income/ Expense	Average Rate	Average Balance	Interest Income/ Expense	Average Rate
ASSETS:
Loans, including fees on loans (a)	$ 911,211	$ 11,856	5.22%	$ 895,981	$ 11,975	5.36%
Investments (b) (c)	423,994	3,831	3.62%	387,226	4,759	4.93%
Federal funds sold, securities purchased under agreements to resell and interest bearing deposits with banks	22,188	24	0.43%	23,082	10	0.17%
Total interest earning assets	1,357,393	$ 15,711	4.64%	1,306,289	$ 16,744	5.14%
Allowance for loan losses	(10,132)			(9,985)
Cash and cash equivalents	25,298			24,341
Bank premises and equipment, net	13,350			11,762
Other assets	33,073			21,369
Total assets	$1,418,982			$1,353,776

LIABILITIES AND SHAREHOLDERS' EQUITY:
Interest bearing deposits:
Savings, NOW & money market accounts	$ 545,784	$ 369	0.27%	$ 479,648	$ 515	0.43%
Time deposits	375,557	1,053	1.12%	414,768	2,165	2.09%
Total interest bearing deposits	921,341	1,422	0.62%	894,416	2,680	1.20%
Federal funds purchased	16	--	--	11	--	0.44%
FHLB and other short-term borrowings	2,658	1	0.15%	1,035	--	0.09%
Securities sold under agreements to repurchase, short-term	160,688	380	0.95%	82,903	47	0.23%
Securities sold under agreements to repurchase, long-term	54,000	495	3.68%	54,000	494	3.67%
Other long-term debt	31,203	215	2.77%	96,223	819	3.42%
Junior subordinated debentures issued to
Unconsolidated subsidiary trust	20,619	301	5.86%	20,619	298	5.77%
Total borrowed funds	269,184	1,392	2.07%	254,791	1,658	2.61%
Total interest bearing liabilities	1,190,525	$ 2,814	0.95%	1,149,207	$ 4,338	1.51%
Noninterest bearing deposits	122,472			106,498
Other liabilities	11,425			14,474
Shareholders' equity	94,560			83,597
Total liabilities and shareholders' equity	$1,418,982			$1,353,776

Net interest earning assets	$ 166,868			$ 157,082

Net interest income (fully taxable equivalent)		$ 12,897			$ 12,406
Tax equivalent adjustment		(254)			(31)
Net interest income		$ 12,643			$ 12,375

Net interest rate spread			3.69%			3.63%

Net interest margin			3.81%			3.81%

(a)

Includes principal balance of non-accrual loans and fees on loans.

(b)

Available for sale securities and held to maturity securities are included at amortized cost.  Includes FHLB stock.

(c)

Tax exempt interest has been converted to a tax equivalent basis using the Federal tax rate of 35%.

Merchants Bancshares, Inc.

Average Balance Sheets and Average Rates

(Unaudited)

	Six Months Ended
	June 30, 2010			June 30, 2009
(In thousands, fully taxable equivalent)	Average Balance	Interest Income/ Expense	Average Rate	Average Balance	Interest Income/ Expense	Average Rate
ASSETS:
Loans, including fees on loans (a)	$ 913,378	$ 23,501	5.19%	$ 881,054	$ 23,761	5.44%
Investments (b) (c) (d)	419,473	7,553	3.63%	405,901	10,022	4.98%
Federal funds sold, securities purchased under agreements to resell and interest bearing deposits with banks	21,134	45	0.42%	14,127	14	0.20%
Total interest earning assets	1,353,985	$ 31,099	4.63%	1,301,082	$ 33,797	5.24%
Allowance for loan losses	(10,650)			(9,613)
Cash and cash equivalents	25,455			25,237
Bank premises and equipment, net	13,310			11,676
Other assets	32,621			20,369
Total assets	$1,414,721			$1,348,751

LIABILITIES AND SHAREHOLDERS' EQUITY:
Interest bearing deposits:
Savings, NOW & Money Market accounts	$ 534,663	$ 758	0.29%	$ 460,893	$ 1,063	0.47%
Time deposits	381,443	2,228	1.18%	405,654	4,453	2.21%
Total interest bearing deposits	916,106	2,986	0.66%	866,547	5,516	1.28%
Federal funds purchased	8	--	--	575	1	0.46%
FHLB and other short-term borrowings	2,854	2	0.14%	12,689	19	0.30%
Securities sold under agreement to repurchase, short-term	163,658	788	0.97%	85,390	112	0.26%
Securities sold under agreement to repurchase, long-term	54,000	984	3.67%	54,000	970	3.62%
Other long-term debt	31,203	429	2.77%	105,099	1,819	3.49%
Junior subordinated debentures issued to
Unconsolidated subsidiary trust	20,619	594	5.77%	20,619	595	5.77%
Total borrowed funds	272,342	2,797	2.07%	278,372	3,516	2.55%
Total interest bearing liabilities	1,188,448	$ 5,783	0.98%	1,144,919	$ 9,032	1.59%
Noninterest bearing deposits	120,433			108,297
Other liabilities	12,447			13,650
Shareholders' equity	93,393			81,885
Total liabilities and shareholders' equity	$1,414,721			$1,348,751

Net interest earning assets	$ 165,538			$ 156,163

Net interest income (fully taxable equivalent)		$ 25,316			$ 24,765
Tax equivalent adjustment		(410)			(49)
Net interest income		$ 24,906			$ 24,716

Net interest rate spread			3.65%			3.65%

Net interest margin			3.77%			3.84%

(a)

Includes principal balance of non-accrual loans and fees on loans.

(b)

Available for sale securities and held to maturity securities are included at amortized cost.  Includes FHLB stock.

(c)

Tax exempt interest has been converted to a tax equivalent basis using the Federal tax rate of 35%.

(d)

Includes impact of $200 thousand in accelerated premium amortization on CMOs.

Provision for Credit Losses: Merchants recorded no provision for credit losses during the second quarter of 2010, and $600 thousand for the first six months of 2010 compared to $2.00 million for the second quarter of 2009 and $2.90 million the first six months of 2009. There are a number of factors that support this decision:

•

Total loans decreased to $895.82 million at June 30, 2010 compared to $918.54 million at December 31, 2009;

•

There were no charge-offs during the second quarter and recoveries totaled $194 thousand;

•

Non-accruing loans decreased to $8.28 million at June 30, 2010, or 42.1% from $14.30 million at December 31, 2009. The reduction in non-performing loans is the result of a first quarter write-down of $1.90 million combined with $4.12 million in payments and pay-offs during 2010; and

•

Substandard loans declined 15.4% during the second quarter and 10.3% year-to-date.

A historical summary of the loan loss reserve follows:

As of:	June 30, 2010	December 31, 2009	June 30, 2009

Total Allowance for Loan Losses (in millions)	$10.16	$10.98	$10.60

% of Total Loans	1.13%	1.19%	1.18%

% of Non-Performing Loans	122%	76%	78%

Approximately 50% of total non-accruing loans are concentrated in one commercial relationship, which was written down to its estimated fair market value during the first quarter of 2010. Approximately $361 thousand in non-accruing loans carry some form of government guarantee. All of these factors are taken into consideration during management’s quarterly review of the allowance for credit losses (the “Allowance”) which management continues to deem reasonable at June 30, 2010. See “Nonperforming Assets and the Allowance” for additional information on the provision, the Allowance and the allowance for loan losses.

Noninterest Income: Total noninterest income increased to $3.16 million and $6.07 million for the second quarter and first six months of 2010 from $2.41 million and $4.34 million for the same periods in 2009. Excluding net gains (losses) on security sales and a first quarter other than temporary impairment loss, noninterest income increased to $2.65 million and $4.93 million for the quarter and six months ended June 30, 2010 compared to $2.41 million and $4.54 million for the same periods last year. Trust Company income increased to $1.05 million for the first half of 2010 compared to $814 thousand for the first half of last year, and net debit card income increased to $1.42 million for the first half of 2010 compared to $1.09 million for the first half of 2009.

Noninterest Expense: Total noninterest expense decreased to $9.62 million and $19.09 million for the second quarter and first half of 2010 compared to $10.34 million and $19.88 million for the same periods in 2009. There were a number of increases and decreases that contributed to this overall decrease. Salaries and wages increased to $3.91 million and $7.61 million for the second quarter and first half of 2010 compared to $3.20 million and $6.63 million for the same periods in 2009. Merchants’ strong results for the first half of 2010 compared to 2009 have led to a higher incentive accrual for 2010 compared to the estimate at June 30, 2009. Additionally, loan origination fees, an offset to salary expense, have been lower in 2010 compared to 2009 as residential loan originations and refinancing activity have slowed. Merchants’ FDIC insurance expense for 2010 is lower than 2009 as a result of the $625 thousand special assessment recorded during the second quarter of 2009. Additionally, Merchants booked expense recoveries and gains related to the sale of OREO property of $234 thousand for the second quarter of 2010, and $552 thousand year to date, leading to a negative year to date expense of $390 thousand. This compares to $84 thousand in OREO expense for the second quarter of 2009, and $218 thousand for the first six months of 2009. During 2009, expenses were negatively impacted by a $304 thousand prepayment penalty on FHLB debt.

Balance Sheet Analysis

Merchants’ quarterly average loans were $911.21 million, a decrease of $9.63 million over the fourth quarter of 2009, and ending balances were $22.72 million lower than balances at December 31, 2009. The majority of the decrease year to date was driven by the seasonal influence of municipal cash flows. Municipal loan balances increased to $54.25 million on July 1, 2010. Loan demand in Merchants’ markets remained soft during the first half of 2010 and many businesses are continuing to pay down debt. Additionally, Merchants has chosen to reduce its exposure to certain credits.

The following table summarizes the components of Merchants’ loan portfolio as of the periods indicated:

(In thousands)	June 30, 2010	March 31, 2010	December 31, 2009
Commercial, financial and agricultural loans	$ 109,805	$ 109,352	$ 113,980
Municipal loans	31,940	48,862	44,753
Real estate loans – residential	435,070	433,579	435,273
Real estate loans – commercial	279,958	281,135	290,737
Real estate loans – construction	30,864	27,864	25,146
Installment loans	7,387	7,276	7,711
All other loans	795	801	938
Total loans	$ 895,819	$ 908,869	$ 918,538

Merchants’ investment portfolio totaled $421.43 million at June 30, 2010, an increase of $12.62 million from the December 31, 2009 ending balance of $408.81 million. Merchants has been working to redeploy excess cash into the investment portfolio, but has found it challenging to find high quality investments at an acceptable yield in the current environment. Merchants took advantage of favorable pricing and sold two of its mortgage backed securities and one callable agency bond during the second quarter with a total par value of $9.63 million for a pre-tax gain of $503 thousand. During the first six months of 2010, Merchants has sold bonds with a total par value of $29.06 million for a pre-tax gain of $1.21 million. Merchants sold three additional bonds in July with a par value of $11.19 million for a pre-tax gain of $703 thousand. These selective bond sales will help to better position Merchants’ investment portfolio from an asset and liability management standpoint.

Merchants’ investment portfolio at June 30, 2010, including both held-to-maturity and available-for-sale securities, consisted of the following:

(In thousands)	Amortized Cost	Fair Value
U. S. Treasury Obligations	$ 250	$ 251
U.S. Agency Obligations	102,147	102,994
Federal Home Loan Bank ("FHLB") Obligations	6,882	7,159
Residential Real Estate Mortgage-backed Securities ("Agency MBSs")	129,200	138,028
Agency Collateralized Mortgage Obligations ("Agency CMOs")	159,981	162,254
Non-agency Collateralized Mortgage Obligations ("Non-agency CMOs")	7,736	7,173
Asset Backed Securities ("ABSs")	2,866	2,616
Total invesments	$ 409,062	$ 420,475

Agency MBSs and Agency CMOs consist of pools of residential mortgages which are guaranteed by the FNMA, FHLMC, or GNMA with various origination dates and maturities. Non-agency CMOs and ABSs are tracked individually by Merchants with the help of its investment manager with updates on the performance of the underlying collateral provided at least quarterly. Additionally, Merchants’ investment manager performs stress testing of individual bonds that experience greater levels of market volatility.

The non-Agency CMO portfolio consists of five bonds, two of which have small unrealized gains. Management has performed analyses on the remaining three bonds with a fair value of $6.96 million and an unrealized loss of $568 thousand as of June 30, 2010. Merchants’ investment advisor has assisted Management in running various cash flow analyses on the bonds to determine the likelihood of a principal loss in the future and to determine what default rate and loss severities would be necessary to produce losses on these bonds. Based on these analyses, Merchants believes that it will recover its amortized cost on these securities.

The ABS portfolio consists of three bonds, one of which, with a book value of $357 thousand and a current market value of $340 thousand, carries an Agency guarantee. Merchants has performed no further analysis on this bond. The second bond is a private label asset backed security backed by home equity lines. Merchants receives monthly updates on this bond from its investment advisor. The bond, with a book value of $1.21 million and a fair value of $1.18 million, has credit support and insurance backing from Ambac, however, Merchants places no reliance on the insurance wrap in its impairment analysis. Merchants has performed the same analysis on this bond as on its non-Agency CMOs discussed above and considers its impairment temporary.

The third bond in the ABS portfolio also has insurance backing from Ambac. Merchants places no reliance on the insurance wrap in its impairment analysis. The bond is rated CC by Standard & Poor’s and B3 by Moody’s. The book value of the bond is $1.30 million, and its current market value is $1.10 million. Merchants recorded an $80 thousand other-than-temporary impairment charge on this bond during the first quarter of 2010. Additionally, the bond was written down by $369 thousand to its then estimated fair value during the fourth quarter of 2008. Upon adoption of Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 320, “Recognition and Presentation of Other-Than-Temporary Impairment,” $327 thousand of that charge was reclassified to Accumulated Other Comprehensive Income, representing the portion of the OTTI charge resulting from factors other than credit. The total pre-tax OTTI charge taken on this bond through June 30, 2010 is $122 thousand. This is the only bond in Merchants’ bond portfolio with subprime exposure. Merchants has performed the same analysis on this bond as on its non-Agency CMOs discussed above and considers the additional impairment temporary.

As a member of the FHLB system, Merchants is required to invest in stock of the Federal Home Loan Bank of Boston (“FHLBB”) in an amount determined based on its borrowings from the FHLBB. At June 30, 2010, Merchants’ investment in FHLBB stock totaled $8.63 million. In early 2009, due to deterioration in its financial condition, the FHLBB placed a moratorium on redemption of stock in excess of required levels of ownership and suspended payment of quarterly dividends on its stock. No dividend income on FHLBB stock was recorded during 2009 or the first half of 2010 and no dividend income on FHLBB stock is expected during 2010. FHLBB announced net income of $22.90 million for the first quarter of 2010, and $18.72 million for the second quarter of 2010, the third consecutive quarter of positive net income. This follows a $186.80 million net loss for 2009. The 2009 loss was primarily driven by losses due to the OTTI of its investment in private label MBS resulting in a credit loss of $444.10 million for 2009. FHLBB continues to be classified as “adequately capitalized” by its regulator. Based on current available information Merchants does not believe that its investment in FHLBB stock is impaired. Merchants will continue to monitor its investment in FHLBB stock for impairment.

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

Both ending and quarterly average deposits were essentially flat at approximately $1.04 billion for the second quarter of 2010 compared to the fourth quarter of 2009. Since the end of 2009 there has been some migration from time deposit categories, which have decreased $20.77 million, into savings, NOW and money market accounts, which have increased $15.42 million. Relationships continue to be added across all business lines, with notable growth within government and business banking. Average short-term repo balances were $13.50 million higher for the second quarter of 2010, compared to the fourth quarter of 2009.

On December 15, 2004, Merchants closed its private placement of an aggregate of $20.00 million of trust preferred securities. These hybrid securities qualify as regulatory capital for Merchants, up to certain regulatory limits. At the same time they are considered debt for tax purposes, and as such, interest payments are fully deductible. The trust preferred securities bear interest for five years at a fixed rate of 5.95%, and after five years, the rate adjusts quarterly at a fixed spread over three-month LIBOR.

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

In the ordinary course of business, Merchants makes commitments for possible future extensions of credit. At June 30, 2010, Merchants was obligated to fund $4.03 million of standby letters of credit. No losses are anticipated in connection with these commitments.

Income Taxes

Merchants and its subsidiaries are taxed on income at the federal level by the Internal Revenue Service. Total income tax expense was $2.87 million for the first half of 2010, compared to $1.31 million for the same period in 2009. Merchants recognized favorable tax benefits from federal affordable housing tax credits and historic rehabilitation credits of $826 thousand for the first six months of 2010 and $949 thousand for the first six months of 2009. Additionally, Merchants’ recognized favorable tax benefits from tax exempt municipal loans, and tax credits from Qualified School Construction Bonds (“QSCB”). Merchants’ statutory tax rate was 35% for all periods. The recognition of affordable housing, rehabilitation and QSCB tax credits combined with tax benefits from tax exempt loans is the principal reason for Merchants’ effective tax rate of 25.42% and 20.80% for the six months ended June 30, 2010 and 2009, respectively.

Liquidity and Capital Resources

Merchants’ liquidity is monitored by the Asset and Liability Committee (“ALCO”) of Merchants Bank’s Board of Directors, based upon Merchants Bank policies. Merchants has an overnight line of credit with the FHLBB of $5 million and an estimated additional borrowing capacity with the FHLBB of $96 million. As mentioned previously, FHLBB has suspended quarterly dividends, declared a moratorium on stock redemptions, and experienced a net loss for 2009. Although Merchants does not expect that this funding source will become unavailable, Merchants has ensured that it has other sources of readily available funds. Merchants has established a borrowing facility with the FRB which will enable Merchants to borrow at the discount window. Additionally, Merchants has $44 million in available Federal funds lines of credit at June 30, 2010 and the ability to borrow through the use of repurchase agreements, collateralized by Merchants’ investments, with certain approved counterparties. Merchants’ investment portfolio, which is managed by the ALCO, has a book value of $421.43 million at June 30, 2010, of which $256.52 million was pledged. The portfolio is a reliable source of cash flow for Merchants. Merchants closely monitors its short term cash position. Any excess funds are either left on deposit at the FRB, or are in a fully insured account with one of Merchants’ correspondent banks.

In January 2007, Merchants’ Board of Directors approved a stock repurchase program, pursuant to which Merchants may repurchase 200,000 shares of its stock from time to time through January 2008. The program was extended by the Board at its meetings in January 2008, 2009 and 2010, and the program has now been extended to January 2011. Merchants has purchased 143,475 shares of its common stock on the open market under the program at an average per share price of $22.94. No shares were purchased during 2009 or the first half of 2010 under the program.

As of June 30, 2010, Merchants exceeded all current applicable regulatory capital requirements. Merchants continues to be considered well capitalized under current applicable regulations. Merchants’ tangible equity ratio at June 30, 2010 was 7.04% compared to 6.34% at December 31, 2009. The following table represents the actual capital ratios and capital adequacy requirements for Merchants and Merchants Bank as of June 30, 2010:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(In thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Merchants Bancshares, Inc.:
Tier 1 leverage capital (1)	$ 113,840	8.02%	$ 56,759	4.00%	N/A	N/A
Tier 1 risk-based capital (1)	113,840	14.22%	32,023	4.00%	N/A	N/A
Total risk-based capital (1)	123,864	15.47%	64,046	8.00%	N/A	N/A
Tangible Capital	97,945	7.04%	N/A	N/A	N/A	N/A

Merchants Bank:
Tier 1 leverage capital (1)	$ 111,134	7.80%	$ 56,956	4.00%	$ 71,195	5.00%
Tier 1 risk-based capital (1)	111,134	13.79%	32,238	4.00%	48,358	6.00%
Total risk-based capital (1)	121,215	15.04%	64,477	8.00%	80,596	10.00%
Tangible Capital	116,152	8.33%	N/A	N/A	N/A	N/A

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

The following table summarizes Merchants’ nonperforming assets at the dates indicated:

(In thousands)	June 30, 2010	March 31, 2010	December 31, 2009	June 30, 2009
Nonaccrual loans	$ 8,277	$ 8,930	$ 14,296	$ 13,393
Loans past due 90 days or more and still accruing interest	--	4	88	155
Troubled debt restructurings	57	95	97	102
Total nonperforming loans ("NPL")	8,334	9,029	14,481	13,650
OREO	444	669	655	802
Total nonperforming assets ("NPA")	$ 8,778	$ 9,698	$ 15,136	$ 14,452

Nonperforming assets at June 30, 2010 have decreased by $6.36 million, or 42.0% since December 31, 2009. This reduction is primarily attributable to a combination of loan pay-offs and payments totaling $4.12 million as well as the write down of $1.90 million in loan balances during the first quarter, most of which had been previously specifically reserved for. One relationship comprises approximately half of the non-accrual balances at June 30, 2010.

Excluded from the non-accrual balances discussed above are Merchants loans that are 30 to 89 days past due, which are not necessarily considered classified or impaired. Loans 30 to 89 days past due as a percentage of total loans as of the periods indicated are presented in the following table:

Quarter Ending:	30-89 Days
June 30, 2010	0.26%
March 31, 2010	0.14%
December 31, 2009	0.09%
June 30, 2009	0.09%

Merchants Bank’s residential mortgage loan portfolio continues to perform well, even under the currently stressed economic conditions. Residential loans 30 to 89 days past due at June 30, 2010 totaled 13 basis points as a percentage of residential loans, consistent with prior periods. Total past due residential loans, including nonaccruing mortgages, were 49 basis points of residential loans.

Loans, including impaired loans, are generally classified as nonaccrual if they are past due as to maturity or payment of principal or interest for a period of more than 90 days, unless such loans are well collateralized and in the process of collection. If a loan or a portion of a loan is internally classified as doubtful or is partially charged-off, the loan is classified as nonaccrual. Loans that are on a current payment status or past due less than 90 days may also be classified as nonaccrual if repayment in full of principal and/or interest is in doubt. Loans deemed impaired at June 30, 2010 totaled $8.33 million, all of which are included as nonperforming loans in the table above.

Merchants’ management monitors asset quality on a continuous basis and maintains an internal listing that includes all criticized and classified loans. Merchants’ management believes that substandard loans have well-defined weaknesses which, if left unattended, could lead to collection problems. The oversight process on these loans includes an active risk management approach. A management committee reviews the status of these loans each quarter and determines or confirms the appropriate risk rating, accrual status and loan loss reserve allocation. The findings of this review process are instrumental in determining the adequacy of the Allowance.

Substandard accruing loans totaled $19.33 million at June 30 2010, a $4.22 million decrease since March 31, 2010 and an $18.53 million decrease from June 30, 2009. Of the total substandard accruing loans, $3.72 million is federally guaranteed. The listing of substandard accruing borrowers at June 30, 2010 includes borrowers operating in a variety of different industries and locations. Six borrowers represent 59% of substandard accruing loans.

Concentrations by collateral exposure are also monitored as part of Merchants’ risk management process. The composition of substandard accruing loans at June 30, 2010 consists of $8.09 million in loans secured by owner occupied commercial real estate, of which $2.26 million is subject to federal loan guarantees and $8.72 million in commercial investment real estate, of which $1.42 million is government guaranteed. The balance consists of $1.63 million in loans to commercial borrowers, $637 thousand in loans for commercial construction projects and $254 thousand to other borrowers in a variety of businesses. To date, with very few exceptions, payments on accruing substandard loans continue to be made on a timely basis, consistent with prior periods.

The following table reflects Merchants’ nonperforming asset and coverage ratios as of the dates indicated:

	June 30, 2010	March 31, 2010	December 31, 2009	June 30, 2009
NPL to total loans	0.93%	0.99%	1.58%	1.52%
NPA to total assets	0.63%	0.68%	1.05%	1.07%
Allowance for loan losses to total loans	1.13%	1.09%	1.19%	1.18%
Allowance for loan losses to NPL	122%	110%	76%	78%

The following table summarizes year to date activity in Merchants’ Allowance through the dates indicated:

(In thousands)	June 30, 2010	March 31, 2010	December 31, 2009	June 30, 2009
Balance, beginning of year	$ 11,702	$ 11,702	$ 9,311	$ 9,311
Charge-offs :
Commercial, financial & Agricultural and all other loans	(1,896)	(1,896)	(1,613)	(523)
Real estate – construction	--	--	--	--
Real estate – residential	(5)	(5)	(255)	(462)
Installment	(2)	(2)	(8)	(1)
Total charge-offs	(1,903)	(1,903)	(1,876)	(986)
Recoveries:
Commercial, financial & Agricultural and all other loans	38	10	161	7
Real estate – construction	167	--	3	--
Real estate – residential	--	--	2	--
Installment	1	1	1	--
Total recoveries	206	11	167	7
Net (charge-offs) recoveries	(1,697)	(1,892)	(1,709)	(979)
Provision for credit losses	600	600	4,100	2,900
Balance end of period	$ 10,605	$ 10,410	$ 11,702	$ 11,232

Components:
Allowance for loan losses	$ 10,157	$ 9,950	$ 10,976	$ 10,605
Reserve for undisbursed lines of credit	448	460	726	627
Allowance for Credit Losses	$ 10,605	$ 10,410	$ 11,702	$ 11,232

In addition, Merchants received a $419 thousand recovery of a previously charged off loan subsequent to June 30, 2010, which is not included in the table above.

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

The level of the Allowance reflects Management’s current strategies and efforts to maintain the Allowance at a level adequate to provide for losses based on an evaluation of known and inherent risks in the loan portfolio, as well as the potential risk from unfunded loan commitments and letters of credit. Among the factors that Management considers in establishing the level of the Allowance are overall findings from an analysis of individual loans, the overall risk characteristics and size of the loan portfolio, past credit loss history, Management's assessment of current economic and real estate market conditions and estimates of the current value of the underlying collateral. Loans placed in nonperforming status may be either assigned a specific allocation of the allowance for loan losses or charged down to their estimated net realizable value based on Management’s assessment of the ultimate collectability of principal. To the extent Management determines the level of anticipated losses in the portfolio has increased or diminished, the allowance for loan losses is adjusted through current earnings. As part of Merchants’ analysis of specific credit risk, detailed and extensive reviews are performed on larger credits and problematic credits identified on the watched asset list, nonperforming asset listings and internal credit rating reports. An outside loan review firm examines portions of Merchants’ commercial loan portfolio two times per year. Over the course of the year, a minimum of 60% of commercial loan balances are reviewed, including all relationships over $1.00 million and criticized and classified loans over $500 thousand. Issues addressed by the loan review process include the accuracy of Merchants’ internal risk ratings system, loan quality, and adequacy of the allowance for loan losses. Management considers the balance of the Allowance adequate at June 30, 2010.

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

Market Risk

Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates or prices such as interest rates, foreign currency exchange rates, commodity prices, and equity prices. Merchants’ primary market risk exposure is interest rate risk. An important component of Merchants’ asset and liability management process is the ongoing monitoring and management of this risk, which is governed by established policies that are reviewed and approved annually by Merchants Bank’s Board of Directors. The Investment policy details the types of securities that may be purchased, and establishes portfolio limits and maturity limits for the various sectors. The Investment policy also establishes specific investment quality limits. Merchants Bank’s Board of Directors has established a board level Asset and Liability Committee, which delegates responsibility for carrying out the asset/liability management policies to the management level ALCO. The ALCO, chaired by the Chief Financial Officer and composed of members of senior management, develops guidelines and strategies impacting Merchants’ asset and liability management related activities based upon estimated market risk sensitivity, policy limits and overall market interest rate levels and trends. The ALCO manages the investment portfolio. Merchants continued to work to maximize net interest income while mitigating risk during the first half of 2010 through repositioning of the investment portfolio, selective sales of specific securities, as well as carefully monitoring the overall duration and average life of the portfolio, and monitoring individual securities, among other strategies. Merchants has an outside investment advisory firm which helps it identify opportunities for increased yield, without significantly increasing risk, in the investment portfolio. The firm specializes in stable value and fixed income portfolios. The ALCO and the investment advisor have frequent conference calls to discuss portfolio activity and to set future strategy. Additionally, any specific bonds or sectors that require additional attention are discussed on these calls.

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

During the past several quarters, the financial markets have been challenging for many financial institutions. As a result of these market conditions, liquidity premiums have widened and many banks have experienced liquidity constraints, and as a result have substantially increased pricing to retain deposit balances or utilized the FRB’s discount window to secure adequate funding. Because of Merchants’ favorable credit quality and strong balance sheet, Merchants has not experienced any liquidity constraints to date. During the past several quarters, Merchants’ liquidity position has grown, as depositors seek strong financial institutions.

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

The ALCO is responsible for ensuring that Merchants Bank’s Board of Directors receives accurate information regarding Merchants’ interest rate risk position at least quarterly. The ALCO uses an outside consultant to perform rate shocks of Merchants’ balance sheet, and to perform a variety of other analyses. The consultant’s most recent review was as of June 30, 2010. The consultant ran a base simulation assuming no changes in rates at the June 30, 2010 review as well as a 200 basis point rising and, because rates are quite low, a 100 basis point falling interest rate scenario which assume a parallel and pro rata shift of the yield curve over a one-year period, and no growth assumptions. Additionally, the consultant ran a 400 basis point rising simulation which assumed a parallel shift of the curve over 24 months, and a 500 basis point flattening yield curve scenario. Results for all scenarios were carried out five years. A summary of the results is as follows:

Current/Flat Rates: Net interest income is projected to trend downward in the current rate scenario as investments are replaced with short-term bonds and opportunities to continue deposit rate reductions are limited.

Falling Rates: If rates fall, net interest income is projected to trend downward throughout the scenario (and below the base case) as accelerated prepayments on mortgage related assets cause additional cash flow to be reinvested in the lower rate environment. Also, an increased amount of callable securities are called and replaced at lower yields.

Rising Rates: Net interest income levels are projected to trend above the current rate scenario as the shorter asset base reprices up. Rising funding costs subside after year one and margins widen throughout the simulation as asset cash flow continues to be replaced into higher yields. If the yield curve flattens as rates rise, net interest income would trend slightly below the base case for the first two years and then move higher than the base case.

The change in net interest income for the next twelve months from Merchants’ expected or “most likely” forecast at the June 30, 2010 review is shown in the following table. The degree to which this exposure materializes will depend, in part, on Merchants’ ability to manage deposit rates as interest rates rise or fall.

Rate Change	Percent Change in Net Interest Income
Up 200 basis points	0.4%
Down 100 basis points	(0.5)%

The ALCO uses off-balance sheet strategies, such as interest rate caps and floors and interest rate swaps, as well as borrowings with embedded caps and floors to help minimize Merchants’ exposure to changes in interest rates. As mentioned previously, Merchants entered into interest rate swap arrangements to fix the cost of its trust preferred issuance that switched to a floating interest rate in December 2009. Additionally, Merchants entered into borrowing arrangements secured by repurchase agreements totaling $54.00 million with embedded caps and floors that may provide additional protection as interest rates change.

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

The most significant factor affecting market risk exposure of net interest income is the current global economic recession and the U.S. Government’s response. Interest rates declined sharply during 2008 and have remained low through the first half of 2010 as the global economy slowed, unemployment levels increased, delinquencies on all types of loans increased along with decreased consumer confidence and declines in housing prices. Net interest income exposure is also significantly affected by the shape and level of the U.S. Government securities and interest rate swap yield curve, and changes in the size and composition of the loan, investment and deposit portfolios.

The model used to perform the balance sheet simulation assumes a parallel shift of the yield curve over twelve months and reprices every interest earning asset and interest bearing liability on Merchants’ balance sheet. The model uses contractual repricing dates for variable products, contractual maturities for fixed rate products, and product-specific assumptions for deposits such as Free Checking for Life® accounts and money market accounts which are subject to repricing based on current market conditions. Investment securities with call provisions are examined on an individual basis in each rate environment to estimate the likelihood of a call. The model also assumes that the rate at which certain mortgage related assets prepay will vary as rates rise and fall, based on prepayment estimates published by Applied Financial Technologies.

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

Item 4. Controls and Procedures

The principal executive officer, principal accounting officer, and other members of Merchants’ senior management have evaluated Merchants’ disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, Merchants’ principal executive officer and principal accounting officer have concluded that the disclosure controls and procedures effectively ensure that information required to be disclosed in Merchants’ filings and submissions with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is accumulated and communicated to Merchants’ management (including the principal executive officer and principal accounting officer), and is recorded, processed, summarized and reported within the time periods specified by the SEC. In addition, Merchants has reviewed its internal control over financial reporting and there have been no changes in its internal control over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

MERCHANTS BANCSHARES, INC.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Please read the factors discussed in Part I – Item 1A, "Risk Factors" in Merchants’ Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed with the SEC on March 16, 2010, and the discussion contained in “Recent Market Developments” in this Form 10-Q, which could materially adversely affect Merchants’ business, financial condition and operating results. These risks are not the only ones facing Merchants. Additional risks and uncertainties not currently known to Merchants or that Merchants currently deems to be immaterial also may materially adversely effect Merchants’ business, financial condition and operating results.

General economic and market conditions, both globally and in the United States of America, and continued market turmoil and credit issues, may materially and adversely affect the market price of shares of Merchants’ common stock. Because of these and other factors, past financial performance should not be considered an indicator of future performance. The forward-looking statements contained herein represent Merchants’ judgment as of the date of this Form 10-Q, and Merchants undertakes no duty to update these forward-looking statements. Merchants cautions readers not to place undue reliance on such statements.

Financial Regulatory Reform Legislation

On July 21, 2010, the President signed the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Act”), which comprehensively reforms the regulation of financial institutions, products and services. Among other things, the Act provides for new capital standards that eliminate the treatment of trust preferred securities as Tier 1 capital. Existing trust preferred securities are grandfathered for banking entities with less than $15 billion of assets, such as Merchants. The Act permanently raises deposit insurance levels to $250,000, retroactive to January 1, 2008, and extends for two years the Transaction Account Guarantee Program, which will become mandatory for all insured depository institutions. Pursuant to modifications under the Act, deposit insurance assessments will be calculated based on an insured depository institution’s assets rather than its insured deposits and the minimum reserve ratio will be raised to 1.35%. The payment of interest on business demand deposit accounts is permitted by the Act. The Act authorizes the Federal Reserve Board to regulate interchange fees for debit card transactions and establishes new minimum mortgage underwriting standards for residential mortgages. The Act also establishes the Bureau of Consumer Financial Protection (“CFPB”) as an independent bureau of the Federal Reserve Board. The CFPB has the exclusive authority to prescribe rules governing the provision of consumer financial products and services.

The Act grants the SEC express authority to adopt rules granting proxy access for shareholder nominees, and grants shareholders a non-binding vote on executive compensation and “golden parachute” payments. Pursuant to modifications of the proxy rules under the Act, Merchants will be required to disclose the relationship between executive pay and financial performance, the ratio of the median pay of all employees to the pay of the chief executive officer, and employee and director hedging activities. The Act also requires that stock exchanges change their listing rules to require that each member of a listed company’s compensation committee be independent and be granted the authority and funding to retain independent advisors and to prohibit the listing of any security of an issuer that does not adopt policies governing the claw back of excess executive compensation based on inaccurate financial statements.

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

3.1.2	Certificate of Merger, filed June 5, 1987 (Incorporated by reference to Merchants’ Annual Report on Form 10-K for the Year Ended December 31, 2006, filed on March 16, 2007)

3.1.3	Certificate of Amendment, filed May 11, 1988 (Incorporated by reference to Merchants’ Annual Report on Form 10-K for the Year Ended December 31, 2006, filed on March 16, 2007)

3.1.4	Certificate of Amendment, filed April 29, 1991 (Incorporated by reference to Merchants’ Annual Report on Form 10-K for the Year Ended December 31, 2006, filed on March 16, 2007)

3.1.5	Certificate of Amendment, filed August 29, 2006 (Incorporated by reference to Merchants’ Annual Report on Form 10-K for the Year Ended December 31, 2006, filed on March 16, 2007)

3.1.6	Certificate of Amendment, filed August 29, 2006 (Incorporated by reference to Merchants’ Annual Report on Form 10-K for the Year Ended December 31, 2006, filed on March 16, 2007)

3.2	Amended By-Laws of Merchants (Incorporated by reference to Merchants’ Form on 8-K, filed on April 16, 2009)

31.1*	Certification of Chief Executive Officer of the Company Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14

31.2 *	Certification of Chief Financial Officer and Principal Accounting Officer of the Company Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14

32.1 *	Certification of Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer and Principal Accounting Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

____________

* Filed herewith.

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

August 9, 2010
Date