Form 10-Q
period 2010-09-30
MERCHANTS BANCSHARES INC
filed 2010-11-05
CIK 726517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2010

or

[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	0-11595

Merchants Bancshares, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	03-0287342
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

275 Kennedy Drive, South Burlington, Vermont	05403
(Address of Principal Executive Offices)	(Zip Code)

802-658-3400
(Registrant’s Telephone Number, Including Area Code)

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes    [    ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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

[    ] Yes                    [ X ] No

As of November 1, 2010, there were 6,179,019 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

MERCHANTS BANCSHARES, INC.

FORM 10-Q

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.	Interim Consolidated Financial Statements (Unaudited)

	Consolidated Balance Sheets As of September 30, 2010 and December 31, 2009	1

	Consolidated Statements of Income For the three and nine months ended September 30, 2010 and 2009	2

	Consolidated Statements of Comprehensive Income For the three and nine months ended September 30, 2010 and 2009	3

	Consolidated Statements of Cash Flows For the three and nine months ended September 30, 2010 and 2009	4

	Notes to Interim Unaudited Consolidated Financial Statements	5 - 14

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14 - 27
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	28 - 30
Item 4.	Controls and Procedures	30

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	31
Item 1A.	Risk Factors	31
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31
Item 3.	Defaults upon Senior Securities	31
Item 4.	(Removed and Reserved)	31
Item 5.	Other Information	31
Item 6.	Exhibits	31 - 32
Signatures		33
Exhibits

MERCHANTS BANCSHARES, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

Merchants Bancshares, Inc.

Consolidated Balance Sheets

(unaudited)

	(In thousands except share and per share data)		September 30 2010	December 31, 2009
	ASSETS
	Cash and due from banks		$30,764	$26,832
	Interest earning deposits with banks and other short-term investments		7,239	47,714
	Total cash and cash equivalents		38,003	74,546
	Investments:
	Securities available for sale, at fair value		502,467	407,652
	Securities held to maturity (fair value of $950 and $1,248)		865	1,159
	Total investments		503,332	408,811
	Loans		906,906	918,538
	Less: Allowance for loan losses		10,090	10,976
	Net loans		896,816	907,562
	Federal Home Loan Bank stock		8,630	8,630
	Bank premises and equipment, net		13,757	13,090
	Investment in real estate limited partnerships		5,201	5,220
	Other assets		16,556	17,389
	Total assets		$1,482,295	$1,435,248
	LIABILITIES
	Deposits:
	Demand deposits		$136,636	$119,742
	Savings, NOW and money market accounts		565,927	529,034
	Time deposits $100 thousand and greater		121,702	134,147
	Other time deposits		248,384	260,396
	Total deposits		1,072,649	1,043,319
	Securities sold under agreements to repurchase and other short-term debt		175,133	179,718
	Securities sold under agreements to repurchase, long-term		54,000	54,000
	Other long-term debt		31,158	31,215
	Junior subordinated debentures issued to unconsolidated subsidiary trust		20,619	20,619
	Other liabilities		29,236	15,365
	Total liabilities		1,382,795	1,344,236
	Commitments and contingencies (Note 7)
	SHAREHOLDERS' EQUITY
	Preferred stock Class A non-voting
	Shares authorized - 200,000, none outstanding		--	--
	Preferred stock Class B voting
	Shares authorized - 1,500,000, none outstanding		--	--
	Common stock, $.01 par value		67	67
	Shares authorized	10,000,000
Issued	As of September 30, 2010 and December 31, 2009	6,651,760
Outstanding	As of September 30, 2010	5,852,748
	As of December 31, 2009	5,815,370
	Capital in excess of par value		36,303	36,278
	Retained earnings		71,299	63,552
	Treasury stock, at cost		(16,989)	(17,798)
	As of September 30, 2010	799,012
	As of December 31, 2009	836,390
	Deferred compensation arrangements		6,212	6,246
	Accumulated other comprehensive income		2,608	2,667
	Total shareholders' equity		99,500	91,012
	Total liabilities and shareholders' equity		$1,482,295	$1,435,248

See accompanying notes to interim unaudited consolidated financial statements

Merchants Bancshares, Inc.

Consolidated Statements of Income

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands except per share data)	2010	2009	2010	2009
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$ 11,584	$ 12,079	$ 34,675	$ 35,791
Investment income:
Interest on debt securities	3,562	4,458	11,115	14,480
Interest on interest earning deposits with banks and other short-term investments	23	42	68	56
Total interest and dividend income	15,169	16,579	45,858	50,327
INTEREST EXPENSE
Savings, NOW and money market accounts	358	429	1,116	1,492
Time deposits $100 thousand and greater	312	541	1,003	1,888
Other time deposits	682	1,265	2,219	4,371
Securities sold under agreement to repurchase, short-term and other short-term borrowings	374	201	1,164	333
Securities sold under agreement to repurchase, long-term	500	500	1,484	1,470
Other long-term debt	216	649	645	2,468
Junior subordinated debentures issued to unconsolidated subsidiary trust	297	298	891	893
Total interest expense	2,739	3,883	8,522	12,915
Net interest income	12,430	12,696	37,336	37,412
(Credit) provision for credit losses	(400)	600	200	3,500
Net interest income after (credit) provision for credit losses	12,830	12,096	37,136	33,912
NONINTEREST INCOME
Changes in fair value on impaired securities	247	--	458	--
Non-credit related (gain) losses on securities not expected to be sold (recognized in other comprehensive income)	(336)	--	(627)	--
Net impairment losses	(89)	--	(169)	--
Gain (loss) on investment securities, net	685	261	1,897	56
Trust company income	539	441	1,590	1,255
Service charges on deposits	1,219	1,490	3,853	4,217
Equity in losses of real estate limited partnerships	(408)	(542)	(1,263)	(1,466)
Other noninterest income	1,079	952	3,182	2,875
Total noninterest income	3,025	2,602	9,090	6,937
NONINTEREST EXPENSE
Salaries and wages	4,097	3,675	11,704	10,300
Employee benefits	1,047	1,091	3,420	3,685
Occupancy expense	920	894	2,761	2,680
Equipment expense	741	693	2,131	2,109
Legal and professional fees	596	553	1,851	1,899
Marketing	332	363	1,013	1,142
State franchise taxes	298	266	872	866
FDIC Insurance	345	393	1,065	1,649
Other Real Estate Owned ("OREO") expenses	91	87	(299)	305
Other noninterest expense	1,536	1,788	4,572	5,045
Total noninterest expense	10,003	9,803	29,090	29,680
Income before provision for income taxes	5,852	4,895	17,136	11,169
Provision for income taxes	1,350	1,181	4,219	2,486
NET INCOME	$ 4,502	$ 3,714	$ 12,917	$ 8,683

Basic earnings per common share	$ 0.73	$ 0.61	$ 2.10	$ 1.42
Diluted earnings per common share	$ 0.73	$ 0.61	$ 2.10	$ 1.42

See accompanying notes to interim unaudited consolidated financial statements

Merchants Bancshares, Inc.

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2010	2009	2010	2009
Net income	$ 4,502	$ 3,714	$ 12,917	$ 8,683
Other comprehensive income, net of tax:
Change in net unrealized (gain) loss on securities available for sale, net of taxes of $(463), $1,825, $956, and $3,092	(860)	3,389	1,775	5,743
Reclassification adjustments for securities gains included in net income, net of taxes of $(240), $(91), $(664) and $(19)	(445)	(170)	(1,233)	(37)
Change in net unrealized gain on interest rate swaps, net of taxes of $(125), $(162), $(387) and $(43)	(232)	(301)	(719)	(79)
Pension liability adjustment, net of taxes of $21, $25, $63 and $74	39	46	118	138
Other comprehensive income	(1,498)	2,964	(59)	5,765
Comprehensive income	$ 3,004	$ 6,678	$ 12,858	$ 14,448

See accompanying notes to interim unaudited consolidated financial statements

Merchants Bancshares, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

For the nine months ended September 30,	2010	2009
(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 12,917	$ 8,683
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	200	3,500
Depreciation and amortization	3,978	1,124
Stock option expense	68	45
Net gains on sales of investment securities	(1,897)	(56)
Other-than-temporary impairment losses on investment securities	169	--
Net gains on sales of loans	(12)	--
Net losses (gains) on sale of premises and equipment	23	(199)
Gains and expense recoveries on sale of other real estate owned	(537)	--
Equity in losses of real estate limited partnerships, net	1,263	1,466
Changes in assets and liabilities:
(Increase) decrease in interest receivable	(440)	166
Decrease in other assets	669	433
Decrease in interest payable	(105)	(369)
Increase (decrease) in other liabilities	13,565	(3,655)
Decrease in deferred gain on real estate sale	(317)	(317)
Net cash provided by operating activities	29,544	10,821

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investment securities available for sale	44,952	36,222
Proceeds from maturities of investment securities available for sale	160,731	81,633
Proceeds from maturities of investment securities held to maturity	294	431
Purchases of investment securities available for sale	(300,652)	(27,740)
Loan originations less than (in excess of) principal payments	9,442	(82,993)
Purchases of Federal Home Loan Bank stock, net	--	(107)
Proceeds from sales of loans, net	290	--
Proceeds from sales of premises and equipment	4	252
Proceeds from sales of other real estate owned	1,801	-
Real estate limited partnership investments	(1,244)	(974)
Purchases of bank premises and equipment	(1,955)	(1,246)
Net cash (used in) provided by investing activities	(86,337)	5,478

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	29,330	100,005
Net decrease in short-term borrowings	(364)	(30,882)
Proceeds from long-term debt	--	1,225
Net (decrease) increase in securities sold under agreement to repurchase-short term	(4,221)	28,895
Principal payments on long-term debt	(57)	(51,170)
Cash dividends paid	(4,593)	(4,532)
Sale of treasury stock	--	3
Increase in deferred compensation arrangements	155	135
Proceeds from exercise of stock options, net of withholding taxes	--	532
Tax benefit from exercise of stock options	--	51
Net cash provided by financing activities	20,250	44,262

(Decrease) increase in cash and cash equivalents	(36,543)	60,561
Cash and cash equivalents beginning of period	74,546	36,256
Cash and cash equivalents end of period	$ 38,003	$ 96,817

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Total interest payments	$ 8,628	$ 13,284
Total income tax payments	6,600	2,495

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Distribution of stock under deferred compensation arrangements	455	400
Distribution of treasury stock in lieu of cash dividend	577	579
Transfer of loans to other real estate owned	629	--
Increase in payable for investments purchased	14,655	5,466

See accompanying notes to interim unaudited consolidated financial statements

Notes To Interim Unaudited Consolidated Financial Statements

For additional information, see the Merchants Bancshares, Inc. (“Merchants”) Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2010.

Note 1: Financial Statement Presentation

Principles of Consolidation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X promulgated under the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. All adjustments necessary for a fair presentation of the interim consolidated financial statements of Merchants as of September 30, 2010 and December 31, 2009, and for the three and nine months ended September 30, 2010 and 2009 have been included. The information was prepared from the unaudited financial statements of Merchants and its subsidiaries, Merchants Bank and MBVT Statutory Trust I. Amounts reported for prior periods are reclassified, where necessary, to be consistent with the current period presentation.

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

Note 2: Investment Securities

Investments in securities are classified as available for sale or held to maturity as of September 30, 2010. The amortized cost and fair values of the securities classified as available for sale and held to maturity as of September 30, 2010 and December 31, 2009 are as follows:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of September 30, 2010
Available for Sale:
U.S. Treasury Obligations	$250	$1	$--	$251
U.S. Agency Obligations	71,581	623	--	72,204
Federal Home Loan Bank ("FHLB") Obligations	6,567	341	--	6,908
Residential Real Estate Mortgage-backed Securities ("Agency MBSs")	150,238	7,003	73	157,168
Agency Collateralized Mortgage Obligations ("Agency CMOs")	254,405	2,666	700	256,371
Non-agency Collateralized Mortgage Obligations ("Non- agency CMOs")	7,365	4	300	7,069
Asset Backed Securities ("ABSs")	2,656	14	174	2,496
	$493,062	$10,652	$1,247	$502,467
Held to Maturity:
Agency MBSs	865	85	--	950
	$865	$85	$--	$950

As of December 31, 2009
Available for Sale:
U.S. Treasury Obligations	$249	$1	$--	$250
U.S. Agency Obligations	40,512	38	172	40,378
FHLB Obligations	13,017	270	38	13,249
Agency MBSs	182,569	8,437	11	190,995
Agency CMOs	151,241	2,374	574	153,041
Non-agency CMOs	8,086	2	1,226	6,862
ABSs	3,406	--	529	2,877
	$399,080	$11,122	$2,550	$407,652
Held to Maturity:
Agency MBSs	1,159	89	--	1,248
	$1,159	$89	$--	$1,248

Included in gross unrealized losses at September 30, 2010 are $174 thousand of non-credit related unrealized losses on other-than-temporarily impaired securities in the ABS portfolio, which are included in accumulated other comprehensive income, net of tax.

The contractual final maturity distribution of the debt securities classified as available for sale and held to maturity as of September 30, 2010, are as follows:

(In thousands)	Within One Year	After One But Within Five Years	After Five But Within Ten Years	After Ten Years	Total
As of September 30, 2010
Available for Sale (at fair value):
U.S. Treasury Obligations	$251	$--	$--	$--	$251
U.S. Agency Obligations	--	13,379	48,302	10,523	72,204
FHLB Obligations	--	4,811	2,097	--	6,908
Agency MBSs	3,114	8,476	24,085	121,493	157,168
Agency CMOs	1,043	--	15,525	239,803	256,371
Non-agency CMOs	--	--	1,231	5,838	7,069
ABSs	--	--	--	2,496	2,496
	$4,408	$26,666	$91,240	$380,153	$502,467
Held to Maturity (at amortized cost):
Agency MBSs	13	217	94	541	865
	$13	$217	$94	$541	$865
As of December 31, 2009
Available for Sale (at fair value):
U.S. Treasury Obligations	$--	$250	$--	$--	$250
U.S. Agency Obligations	--	25,519	14,859	--	40,378
FHLB Obligations	--	13,249	--	--	13,249
Agency MBSs	2,079	16,681	53,790	118,445	190,995
Agency CMOs	--	3,288	16,281	133,472	153,041
Non-agency CMOs	--	--	1,458	5,404	6,862
ABSs	--	--	--	2,877	2,877
	$2,079	$58,987	$86,388	$260,198	$407,652
Held to Maturity (at amortized cost):
Agency MBSs	23	390	121	625	1,159
	$23	$390	$121	$625	$1,159

Actual maturities will differ from contractual maturities because borrowers may have rights to call or prepay obligations. Maturities of MBSs and CMOs are based on final contractual maturities.

Proceeds from sales of available for sale debt securities were $14.91 million for the third quarter of 2010 and $44.95 million for the first nine months of 2010. Gross gains of $696 thousand and $1.91 million were realized from these sales for the third quarter and first nine months of 2010, respectively. Gross losses of $11 thousand were realized from these sales for each of the third quarter and first nine months of 2010.

Gross unrealized losses on investment securities available for sale and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position, at September 30, 2010 and December 31, 2009, were as follows:

	Less than 12 months		12 months or more		Total
(In thousands)	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
As of September 30, 2010
U.S. Treasury Obligations	$ --	$ --	$ --	$ --	$ --	$ --
U.S. Agency Obligations	--	--	--	--	--	--
FHLB Obligations	--	--	--	--	--	--
Agency MBSs	26,900	73	--	--	26,900	73
Agency CMOs	99,984	700	--	--	99,984	700
Non-agency CMOs	--	--	5,738	300	5,738	300
ABSs	1,041	174	--	--	1,041	174
	$ 127,925	$ 947	$ 5,738	$ 300	$ 133,663	$ 1,247
As of December 31, 2009
U.S. Treasury Obligations	$ --	$ --	$ --	$ --	$ --	$ --
U.S. Agency Obligations	25,330	172	--	--	25,330	172
FHLB Obligations	2,962	38	--	--	2,962	38
Agency MBSs	4,646	11	--	--	4,646	11
Agency CMOs	77,678	574	--	--	77,678	574
Non-agency CMOs	--	--	6,706	1,226	6,706	1,226
ABSs	--	--	2,877	529	2,877	529
	$ 110,616	$ 795	$ 9,583	$ 1,755	$ 120,199	$ 2,550

There were no securities held to maturity with unrealized losses as of September 30, 2010 and December 31, 2009.

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

Agency MBSs and Agency CMOs consist of pools of residential mortgages which are guaranteed by the Federal National Mortgage Association (“FNMA”), the Federal Home Loan Mortgage Corporation (“FHLMC”), or Government National Mortgage Association (“GNMA”) with various origination dates and maturities. Non-Agency CMOs and ABSs are tracked individually with updates on the performance of the underlying collateral provided at least quarterly. Additionally, Merchants performs stress testing of individual bonds that experience greater levels of market volatility, with the assistance of an outside investment manager. Merchants sold two low yielding Agency CMOs with a book value of $4.80 million for a loss of $21 thousand in early October 2010. These two securities were written down to their fair value at September 30, 2010 due to Merchants’ intent to sell them in a subsequent period.

Of the five bonds in the non-Agency CMO portfolio, two have small unrealized gains. One of the remaining three bonds, with a fair value of $1.14 million was sold in early October 2010 for a loss of $51 thousand. This bond was written down to its fair value as of September 30, 2010 due to Merchants’ intent to sell it in a subsequent period. Management has performed analyses on the remaining two bonds with a fair value of $5.74 million and an unrealized loss of $300 thousand as of September 30, 2010. Merchants’ investment advisor has assisted Management in running various cash flow analyses on the bonds to determine the likelihood of a principal loss in the future and the default rate and loss severities necessary to produce losses on these bonds. Based on these analyses, Merchants believes that it will recover its amortized cost on these securities.

At September 30, 2010, the ABS portfolio consisted of three bonds, one of which, with a book value of $357 thousand and a current market value of $371 thousand, carries an Agency guarantee. Merchants has performed no further analysis on this bond. Of the remaining two bonds, one bond, with a fair value of $1.08 million was sold in early October 2010 for a loss of $16 thousand. This bond was written down to its fair value as of September 30, 2010 due to Merchants’ intent to sell it in a subsequent period.

The remaining bond in the ABS portfolio has insurance backing from Ambac. Merchants places no reliance on the insurance wrap in its impairment analysis. The bond is rated CC by Standard & Poor’s and B3 by Moody’s. Merchants has recorded impairment charges on this bond totaling $122 thousand during the first quarter of 2010 and the fourth quarter of 2008. The book value of the bond, net of the impairment charges, is $1.21 million, and its current market value is $1.04 million. This is the only bond in Merchants’ bond portfolio with subprime exposure. Principal payments received on the bond during the first nine months of 2010 total $214 thousand, and the fair value of the bond as a percentage of book value has steadily increased over the course of 2010. Merchants has performed the same analysis on this bond as on its non-Agency CMOs discussed above and considers its remaining impairment temporary.

As a member of the FHLB system, Merchants is required to invest in stock of the Federal Home Loan Bank of Boston (“FHLBB”) in an amount determined based on its borrowings from the FHLBB. At September 30, 2010, Merchants’ investment in FHLBB stock totaled $8.63 million. In early 2009, due to deterioration in its financial condition, the FHLBB placed a moratorium on redemption of stock in excess of required levels of ownership and suspended payment of quarterly dividends on its stock. No dividend income on FHLBB stock was recorded during 2009 or through the first nine of months of 2010 and no dividend income on FHLBB stock is expected during the remainder of 2010. FHLBB announced net income of $22.90 million for the first quarter of 2010, $18.72 million for the second quarter of 2010 and $41.34 million for the third quarter of 2010, the fourth consecutive quarter of positive net income. This follows a $186.80 million net loss for 2009. The 2009 loss was primarily driven by losses due to the other than temporary impairment (“OTTI”) of its investment in private label MBS resulting in a credit loss of $444.10 million for 2009. FHLBB continues to be classified as “adequately capitalized” by its regulator. Based on current available information, Merchants does not believe that its investment in FHLBB stock is impaired. Merchants will continue to monitor its investment in FHLBB stock for impairment.

Merchants does not intend to sell the investment securities that are in an unrealized loss position, and it is unlikely that Merchants will be required to sell the investment securities before recovery of their amortized cost bases, which may be maturity.

Note 3: Fair Value of Financial Instruments

Merchants applies the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 820 (“ASC 820”), “Fair Value Measurements,” for fair value measurement of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. ASC 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Under ASC 820, fair value measurements are not adjusted for transaction costs. ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under ASC 820 are described below:

>	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.
>

Level 2 - Quoted prices for similar assets or liabilities in active markets, quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability.

>	Level 3 - Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

FASB Accounting Standards Update (“ASU”) 2010-06, “Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements” requires additional disclosures about fair value measurements including:

1.	transfers in and out of Levels 1 and 2;

2.	presentation of purchases, sales, issuances and settlements gross (rather than net) for Level 3 fair value measurements;

3.	presentation of fair value disclosures for classes of assets and liabilities; and

4.	for Level 2 and 3 fair value measurements, provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.

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

The table below presents the balance of financial assets and liabilities at September 30, 2010 and December 31, 2009 measured at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
(In thousands) Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of September 30, 2010
Available-for-sale debt securities
U.S. Treasury Obligations	$ 251	$ --	$ 251	$ --
U.S. Agency Obligations	72,204	--	72,204	--
FHLB Obligations	6,908	--	6,908	--
Agency MBSs	158,118	--	158,118	--
Agency CMOs	256,371	--	256,371	--
Non-Agency CMOs	7,069	--	7,069	--
ABS	2,496	--	2,496	--
Total available-for-sale debt securities	503,417	--	503,417	--
Derivatives
Interest rate swaps	(1,761)	--	(1,761)	--
Total derivatives	(1,761)	--	(1,761)	--
Total	$501,656	$ --	$501,656	$ --

As of December 31, 2009
Available-for-sale debt securities
U.S. Treasury Obligations	$ 250	$ --	$ 250	$ --
U.S. Agency Obligations	40,378	--	40,378	--
FHLB Obligations	13,249	--	13,249	--
Agency MBSs	190,995	--	190,995	--
Agency CMOs	153,041	--	153,041	--
Non-Agency CMOs	6,862	--	6,862	--
ABS	2,877	--	2,877	--
Total available-for-sale debt securities	407,652	--	407,652	--
Derivatives
Interest rate swaps	(655)	--	(655)	--
Total derivatives	(655)	--	(655)	--
Total	$406,997	$ --	$406,997	$ --

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

Certain assets are also measured at fair value on a non-recurring basis. These other financial assets include impaired loans and OREO. The table below presents the balance of financial assets at September 30, 2010 measured at fair value on a nonrecurring basis:

Fair Value Measurements at Reporting Date Using
(In thousands) Description	9/30/2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
OREO	$ 20	--	--	$ 20
Impaired loans	3,437	--	--	3,437
Total	$ 3,457	$ --	$ --	$ 3,457

In accordance with the provisions of FASB ASC Subtopic 310-10-35, “Accounting by Creditors for Impairment of a Loan – an amendment of FASB Statements No. 5 and 15,” Merchants had collateral dependent impaired loans with a carrying value of approximately $3.44 million which had specific reserves included in the allowance for loan losses of $190 thousand at September 30, 2010.

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

Loans - The fair value for loans is estimated using discounted cash flow analyses, using interest rates and spreads currently being offered for loans with similar terms to borrowers of similar credit quality. The fair value estimates, methods and assumptions set forth below for Merchants’ financial instruments, including those financial instruments carried at cost, are made solely to comply with disclosures required by generally accepted accounting principles in the United States and do not always incorporate the exit-price concept of fair value proscribed by ASC 820-10 and should be read in conjunction with the financial statements and associated footnotes.

Deposits - The fair value of demand deposits approximates the amount reported in the consolidated balance sheets. The fair value of variable rate, fixed term certificates of deposit also approximates the carrying amount reported in the consolidated balance sheets. The fair value of fixed rate and fixed term certificates of deposit is estimated using a discounted cash flow method which applies interest rates currently being offered for deposits of similar remaining maturities.

Debt - The fair value of debt is estimated using current market rates for borrowings of similar remaining maturity.

Interest rate swap - The interest rate swaps are reported at their fair value of $(1.76) million and $(655) thousand as of September 30, 2010 and December 31, 2009, respectively, utilizing Level 2 inputs from third parties. The fair value of Merchants’ interest rate swaps are determined using prices obtained from a third party advisor. The fair value measurement of the interest rate swap is determined by netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on the expectation of future interest rates derived from observed market interest rate curves.

Commitments to Extend Credit and Standby Letters of Credit - The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of financial standby letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties. The fair value of commitments to extend credit and standby letters of credit is approximately $40 thousand and $38 thousand as of September 30, 2010 and December 31, 2009, respectively.

The fair value of Merchants’ financial instruments as of September 30, 2010 and December 31, 2009 are summarized in the table below:

	September 30, 2010		December 31, 2009
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Securities available for sale	$ 502,467	$ 502,467	$ 407,652	$ 407,652
Securities held to maturity	865	950	1,159	1,248
Loans, net of the Allowance for loan losses	896,816	920,387	907,562	918,548
Accrued interest receivable	5,222	5,222	4,781	4,781
	$ 1,405,370	$ 1,429,026	$ 1,321,154	$ 1,332,229

Deposits	$ 1,072,649	$ 1,075,946	$ 1,043,319	$ 1,044,907
Securities sold under agreement to repurchase and other short-term borrowings	175,133	175,628	179,718	179,761
Securities sold under agreement to repurchase and other long-term borrowings	85,158	90,238	85,215	89,184
Junior subordinated debentures issued to unconsolidated subsidiary trust	20,619	14,546	20,619	14,938
Accrued interest payable	740	740	844	844
	$ 1,354,299	$ 1,357,098	$ 1,329,715	$ 1,329,634

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

The following table summarizes the components of net periodic benefit costs for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2010	2009	2010	2009
Interest cost	$ 121	$ 123	$ 362	$ 376
Service cost	14	11	41	39
Expected return on Plan assets	(150)	(102)	(450)	(282)
Amortization of net loss	60	103	181	244
Net periodic benefit cost	$ 45	$ 135	$ 134	$ 377

Merchants made a $2.30 million contribution to the Plan during 2009 and has made no contributions during 2010.

Merchants' Pension Plan Investment Policy Statement sets forth the investment objectives and constraints of the Plan. The purpose of the policy is to assist the Merchants’ Retirement Plan Committee in effectively supervising, monitoring and evaluating the investments of the Plan.

Note 5: Earnings Per Share

The following table presents reconciliations of the calculations of basic and diluted earnings per common share for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands except per share data)	2010	2009	2010	2009

Net income	$ 4,502	$ 3,714	$ 12,917	$ 8,683
Weighted average common shares outstanding	6,172	6,120	6,162	6,094
Dilutive effect of common stock equivalents	4	1	1	2
Weighted average common and common equivalent shares outstanding	6,176	6,121	6,163	6,096
Basic earnings per common share	$ 0.73	$ 0.61	$ 2.10	$ 1.42
Diluted earnings per common share	$ 0.73	$ 0.61	$ 2.10	$ 1.42

Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding for the three and nine month periods ended September 30, 2010 and 2009. There were approximately 10,000 weighted average stock options for the quarter ended September 30, 2010 and 2009 that were not considered in the calculation of diluted earnings per share since the stock options’ exercise price was greater than the average market price during these periods. There were approximately 55,970 and 44,385 weighted average stock options for the nine months ended September 30, 2010 and 2009, respectively, that were not considered in the calculation of diluted earnings per share since the stock options’ exercise price was greater than the average market price during these periods.

Note 6: Stock Repurchase Program

In January 2007, Merchants’ Board of Directors approved a stock repurchase program, pursuant to which Merchants could repurchase 200,000 shares of its common stock from time to time through January 2008. The program was extended by the Board of Directors at its meetings in January 2008, 2009 and 2010, and the program has now been extended to January 2011. Merchants has purchased 143,475 shares of its common stock on the open market under the program at an average per share price of $22.94. No shares were purchased during 2009 or the first nine months of 2010 under the program.

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

Merchants does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are conditional commitments issued by Merchants to guarantee the performance of a customer to a third party. Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit totaled approximately $4.00 million at September 30, 2010 and represent the maximum potential future payments Merchants could be required to make. Typically, these instruments have terms of 12 months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit for on balance sheet instruments. Merchants’ policies governing loan collateral apply to standby letters of credit at the time of credit extension. Loan-to-value ratios are generally consistent with loan-to-value requirements for other commercial loans secured by similar types of collateral. The fair value of Merchants’ standby letters of credit at September 30, 2010 was insignificant.

Merchants is involved in routine legal proceedings that occur in the ordinary course of business, which, individually and in the aggregate, are believed by Management to be immaterial to its financial condition and results of operations.

Note 8: Recent Accounting Pronouncements

In July 2010, the FASB issued ASU 2010-20, Receivables (Topic 310) – “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” The main objective in developing this updated guidance is to provide financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables. This updated guidance requires additional information to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses. Merchants has determined that this guidance will not have a material impact on its financial condition or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q that are not historical facts may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks and uncertainties. These statements, which are based on certain assumptions and describe Merchants’ future plans, strategies and expectations, can generally be identified by the use of the words “may,” “will,” “should,” “could,” “would,” “plan,” “potential,” “estimate,” “project,” “believe,” “intend,” “anticipate,” “expect,” “target” and similar expressions. Forward-looking statements are based on the current assumptions and beliefs of management and are only expectations of future results. Merchants’ actual results could differ materially from those projected in the forward-looking statements as a result of, among others, general, national, regional or local economic conditions which are less favorable than anticipated, including continued global recession, impacting the performance of Merchants’ investment portfolio, quality of credits or the overall demand for services; changes in loan default and charge-off rates which could affect the allowance for credit losses; declines in the equity and financial markets; reductions in deposit levels which could necessitate increased and/or higher cost borrowing to fund loans and investments; declines in mortgage loan refinancing, equity loan and line of credit activity which could reduce net interest and non-interest income; changes in the domestic interest rate environment and inflation; changes in the carrying value of investment securities and other assets; further actions by the U.S. government and Treasury Department that could have a negative impact on Merchants’ investment portfolio and earnings; misalignment of Merchants’ interest-bearing assets and liabilities; increases in loan repayment rates affecting interest income; changing business, banking, or regulatory conditions or policies, or new legislation affecting the financial services industry, such as the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, that could lead to changes in the competitive balance among financial institutions, restrictions on bank activities, changes in costs (including deposit insurance premiums), increased regulatory scrutiny, declines in consumer confidence in depository institutions, or changes in the secondary market for bank loan and other products; and changes in accounting rules, federal and state laws, IRS regulations, and other regulations and policies governing financial holding companies and their subsidiaries which may impact Merchants’ ability to take appropriate action to protect Merchants’ financial interests in certain loan situations.

Investors should not place undue reliance on Merchants’ forward-looking statements, and are cautioned that forward-looking statements are inherently uncertain. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, which are included in more detail in Merchants’ Annual Report on Form 10-K and other filings submitted to the Securities and Exchange Commission. Merchants does not undertake any obligation to update any forward-looking statement to reflect circumstances or events that occur after the date the forward-looking statements are made.

General

All adjustments necessary for a fair presentation of Merchants’ interim consolidated financial statements as of September 30, 2010, and for the three and nine months ended September 30, 2010 and 2009, have been included. The information was prepared from the unaudited financial statements of Merchants and its subsidiaries, Merchants Bank and MBVT Statutory Trust I.

Recent Market Developments

Certain segments of the financial services industry are facing challenges in the face of prolonged economic uncertainty. In some areas, declines in the housing market, increasing foreclosures and rising unemployment have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. These write-downs have caused many financial institutions to seek additional capital; to merge with larger and stronger institutions, and, in some cases, to fail. The Federal Deposit Insurance Corporation (“FDIC”) closed 140 banks in 2009 and has closed over 139 as of October 2010, compared to 25 bank closures in 2008. To date, the markets Merchants’ serves have been impacted to a lesser extent than many areas around the country. However, a prolonged recession and persistently adverse economic conditions would likely impact these markets more significantly over time, and have a negative impact upon Merchants’ financial condition and performance.

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

The Act grants the SEC express authority to adopt rules granting proxy access for shareholder nominees, and grants shareholders a non-binding vote on executive compensation and “golden parachute” payments. Pursuant to modifications of the proxy rules under the Act, Merchants will be required to disclose the relationship between executive pay and financial performance, the ratio of the median pay of all employees to the pay of the chief executive officer, and employee and director hedging activities, if applicable. The Act also requires that stock exchanges change their listing rules to require that each member of a listed company’s compensation committee be independent and be granted the authority and funding to retain independent advisors and to prohibit the listing of any security of an issuer that does not adopt policies governing the claw back of excess executive compensation based on inaccurate financial statements.

Results of Operations

Overview

Net income was $4.50 million and $12.92 million for the quarter and nine months ended September 30, 2010, respectively. This compares with net income of $3.71 million and $8.68 million for the same periods in 2009, respectively. The return on average assets was 1.25% and 1.21% for the quarter and nine months ended September 30, 2010, respectively, compared to 1.07% and 0.85% for the same periods in 2009, respectively. The return on average equity was 18.39% and 18.14% for the quarter and nine months ended September 30, 2010, respectively, and was 17.37% and 13.93% for the same periods in 2009, respectively.

The following were the major factors contributing to the results for the quarter and nine months ended September 30, 2010 compared to the same periods in 2009:

•

Merchants’ taxable equivalent net interest income for the third quarter of 2010 was $12.82 million, and was $38.13 million for the first nine months of 2010 compared to $12.79 million for the third quarter of 2009 and $37.55 million for the first nine months of 2009.

•

Merchants recorded a $400 thousand negative provision for credit losses for the third quarter of 2010 and recorded a $200 thousand provision for credit losses for the first nine months of 2010 compared to $600 thousand for the third quarter of 2009 and $3.50 million for the first nine months of 2009.

•

Merchants recognized $685 thousand in pre-tax security gains during the third quarter of 2010 and $1.90 million for the first nine months of 2010 compared to $261 thousand for the third quarter of 2009 and $56 thousand for the first nine months of 2009. Merchants also recognized $89 thousand in impairment losses during the third quarter of 2010 related to the sale of four securities at small losses just after the end of the quarter. Year to date impairment losses total $169 thousand as a result of an $80 thousand OTTI charge taken during the first quarter of 2010 combined with the sales just mentioned.

•	Loans were $906.91 million at September 30, 2010, a decrease of $11.63 million compared to December 31, 2010.

•	Merchants’ investment portfolio increased to $503.33 million at September 30, 2010 from $408.81 million at December 31, 2009 as Merchants redeployed short term cash into the investment portfolio.

•	Total deposits ended the quarter at $1.07 billion, a $29.33 million increase from deposits at December 31, 2009.

Net Interest Income

This discussion should be read in conjunction with the tables on the following three pages. Merchants’ taxable equivalent net interest income for the third quarter of 2010 was $12.82 million, and was $38.13 million for the first nine months of 2010 compared to $12.79 million for the third quarter of 2009 and $37.55 million for the first nine months of 2009. Merchants’ taxable equivalent net interest margin decreased to 3.70% for the third quarter of 2010 compared to 3.77% for the third quarter of 2009 and decreased by six basis points to 3.75% for the first nine months of 2010 from 3.81% for the same period in 2009.

Merchants’ average rate on interest earning assets decreased 42 basis points to 4.50% for the third quarter of 2010 compared to 4.92% for the same period in 2009; and decreased 54 basis points to 4.59% from 5.13% for the first nine months of 2010 compared to the first nine months of 2009. This decrease is a result of the sustained low interest rate environment, combined with some flattening of the yield curve during late 2010. The average yield on the investment portfolio has decreased 146 basis points to 3.33% for the third quarter of 2010 from 4.79% for the same period last year; and by 139 basis points to 3.53% for the first nine months of 2010 from 4.92% for the same period in 2009. Over 80% of Merchants’ portfolio is in agency backed mortgage product. Cash flows off these sectors have been extremely high in the current interest rate environment. Merchants has chosen to reinvest that cash flow in short, high quality bonds instead of taking on credit or extension risk to obtain a higher yield.

Merchants has been successful at reducing its average cost of interest bearing liabilities during 2010. The average cost of interest bearing liabilities decreased to 0.91% for the third quarter of 2010 compared to 1.31% for the same period in 2009, and decreased to 0.96% for the first nine months of 2010 compared to 1.49% for the same period in 2009. The largest percentage decrease is in the cost of interest bearing deposits, which have been reduced by almost half year to date. Merchants also reduced its cost of long term debt by approximately 66 basis points year to date, primarily a result of the prepayment of over $60 million in FHLB debt at an average cost of 3.74% during 2009. These decreases have been offset by increases in the cost of short-term repo agreements which have increased by approximately 52 basis points during 2010 as Merchants expands its government banking business. This funding source is accompanied by a loan for an almost equal amount at a competitive tax-adjusted spread.

The following table attributes changes in Merchants’ net interest income (on a fully taxable equivalent basis) to changes in either average balances or average rates for the three and nine months ended September 30, 2010. Changes due to both interest rate and volume have been allocated to change due to volume and change due to rate in proportion to the relationship of the absolute dollar amounts of the change in each category:

Analysis of Changes in Fully Taxable Equivalent Net Interest Income

Three Months Ended September 30,
			Increase	Due to
(In thousands)	2010	2009	(Decrease)	Volume	Rate
Fully taxable equivalent interest income:
Loans	$ 11,970	$ 12,171	$ (201)	$ (64)	$ (137)
Investments	3,562	4,458	(896)	605	(1,501)
Interest earning deposits with banks and other short-term investments	23	42	(19)	(17)	(2)
Total interest income	15,555	16,671	(1,116)	524	(1,640)
Less interest expense:
Savings, money market & NOW accounts	358	429	(71)	51	(122)
Time deposits	994	1,806	(812)	(185)	(627)
Securities sold under agreements to repurchase, short-term	374	201	173	64	109
Securities sold under agreement to repurchase, long-term	500	500	--	--	--
Other long-term debt	216	649	(433)	(345)	(88)
Junior subordinated debentures issued to unconsolidated subsidiary trust	297	298	(1)	--	(1)
Total interest expense	2,739	3,883	(1,144)	(415)	(729)
Net interest income	$ 12,816	$ 12,788	$ 28	$ 939	$ (911)

Nine Months Ended September 30,
			Increase	Due to
(In thousands)	2010	2009	(Decrease)	Volume	Rate
Fully taxable equivalent interest income:
Loans	$ 35,471	$ 35,932	$ (461)	$ 790	$(1,251)
Investments	11,115	14,480	(3,365)	965	(4,330)
Interest earning deposits with banks and other short-term investments	68	56	12	(6)	18
Total interest income	46,654	50,468	(3,814)	1,749	(5,563)
Less interest expense:
Savings, money market & NOW accounts	1,116	1,492	(376)	192	(568)
Time deposits	3,222	6,259	(3,037)	(455)	(2,582)
Federal funds purchased, FHLB and other short-term borrowings	2	20	(18)	(10)	(8)
Securities sold under agreements to repurchase, short-term	1,162	313	849	123	726
Securities sold under agreement to repurchase, long-term	1,484	1,470	14	--	14
Other long-term debt	645	2,468	(1,823)	(1,417)	(406)
Junior subordinated debentures issued to unconsolidated subsidiary trust	891	893	(2)	--	(2)
Total interest expense	8,522	12,915	(4,393)	(1,567)	(2,826)
Net interest income	$ 38,132	$ 37,553	$ 579	$ 3,316	$(2,737)

The following tables sets forth certain information regarding net interest margin for the three and nine months ended September 30, 2010 and 2009. For the periods indicated, the total dollar amount of interest income from average earning assets and the resultant yields, as well as the interest expense on average interest bearing liabilities, are expressed both in dollars and rates, and on a tax equivalent basis.

Merchants Bancshares, Inc.

Average Balance Sheets and Average Rates

(Unaudited)

	Three Months Ended
	September 30, 2010			September 30, 2009
(In thousands, fully taxable equivalent)	Average Balance	Interest Income/ Expense	Average Rate	Average Balance	Interest Income/ Expense	Average Rate
ASSETS:
Loans, including fees on loans (a)	$ 917,682	$ 11,970	5.17%	$ 922,704	$ 12,171	5.23%
Investments (b) (c)	425,036	3,562	3.33%	369,353	4,458	4.79%
Interest earning deposits with banks and other short term investments	29,683	23	0.31%	53,576	42	0.31%
Total interest earning assets	1,372,401	$ 15,555	4.50%	1,345,633	$ 16,671	4.92%
Allowance for loan losses	(10,461)			(10,958)
Cash and cash equivalents	30,123			25,369
Bank premises and equipment, net	13,578			11,867
Other assets	31,449			22,546
Total assets	$1,437,090			$1,394,457

LIABILITIES AND SHAREHOLDERS' EQUITY:
Interest bearing deposits:
Savings, NOW & money market accounts	$ 553,625	$ 358	0.26%	$ 492,532	$ 429	0.35%
Time deposits	370,532	994	1.06%	417,412	1,806	1.72%
Total interest bearing deposits	924,157	1,352	0.58%	909,944	2,235	0.97%
FHLB and other short-term borrowings	1,695	--	0.00%	981	--	0.00%
Securities sold under agreements to repurchase, short-term	159,043	374	0.93%	114,466	201	0.70%
Securities sold under agreements to repurchase, long-term	54,000	500	3.67%	54,000	500	3.67%
Other long-term debt	31,165	216	2.75%	79,107	649	3.25%
Junior subordinated debentures issued to unconsolidated subsidiary trust	20,619	297	5.69%	20,619	298	5.77%
Total borrowed funds	266,522	1,387	2.06%	269,173	1,648	2.43%
Total interest bearing liabilities	1,190,679	$ 2,739	0.91%	1,179,117	$ 3,883	1.31%
Noninterest bearing deposits	135,434			116,583
Other liabilities	13,061			13,209
Shareholders' equity	97,916			85,548
Total liabilities and shareholders' equity	$1,437,090			$1,394,457

Net interest earning assets	$ 181,722			$ 166,516

Net interest income (fully taxable equivalent)		$ 12,816			$ 12,788
Tax equivalent adjustment		(386)			(92)
Net interest income		$ 12,430			$ 12,696

Net interest rate spread			3.58%			3.61%

Net interest margin			3.70%			3.77%

(a)	Includes principal balance of non-accrual loans and fees on loans.
(b)	Available for sale securities and held to maturity securities are included at amortized cost. Includes FHLB stock.
(c)	Tax exempt interest has been converted to a tax equivalent basis using the Federal tax rate of 35%.

Merchants Bancshares, Inc.

Average Balance Sheets and Average Rates

(Unaudited)

	Nine Months Ended
	September 30, 2010			September 30, 2009
(In thousands, fully taxable equivalent)	Average Balance	Interest Income/ Expense	Average Rate	Average Balance	Interest Income/ Expense	Average Rate
ASSETS:
Loans, including fees on loans (a)	$ 914,828	$ 35,471	5.18%	$ 895,090	$ 35,932	5.37%
Investments (b) (c) (d)	421,348	11,115	3.53%	393,585	14,480	4.92%
Interest earning deposits with banks and other short term investments	23,933	68	0.38%	27,421	56	0.27%
Total interest earning assets	1,360,109	$ 46,654	4.59%	1,316,096	$ 50,468	5.13%
Allowance for loan losses	(10,586)			(10,066)
Cash and cash equivalents	27,111			25,281
Bank premises and equipment, net	13,400			11,740
Other assets	32,226			21,103
Total assets	$1,422,259			$1,364,154

LIABILITIES AND SHAREHOLDERS' EQUITY:
Interest bearing deposits:
Savings, NOW & Money Market accounts	$ 541,053	$ 1,116	0.28%	$ 471,555	$ 1,492	0.42%
Time deposits	377,766	3,222	1.14%	409,617	6,259	2.04%
Total interest bearing deposits	918,819	4,338	0.63%	881,172	7,751	1.18%
FHLB and other short-term borrowings	2,469	2	0.13%	9,125	20	0.29%
Securities sold under agreement to repurchase, short-term	162,103	1,162	0.96%	95,188	313	0.44%
Securities sold under agreement to repurchase, long-term	54,000	1,484	3.67%	54,000	1,470	3.64%
Other long-term debt	31,190	645	2.77%	96,340	2,468	3.43%
Junior subordinated debentures issued to unconsolidated subsidiary trust	20,619	891	5.69%	20,619	893	5.77%
Total borrowed funds	270,380	4,184	2.07%	275,272	5,164	2.51%
Total interest bearing liabilities	1,189,199	$ 8,522	0.96%	1,156,444	$ 12,915	1.49%
Noninterest bearing deposits	125,489			111,089
Other liabilities	12,654			13,502
Shareholders' equity	94,917			83,119
Total liabilities and shareholders' equity	$1,422,259			$1,364,154

Net interest earning assets	$ 170,910			$ 159,652

Net interest income (fully taxable equivalent)		$ 38,132			$ 37,553
Tax equivalent adjustment		(796)			(141)
Net interest income		$ 37,336			$ 37,412

Net interest rate spread			3.63%			3.64%

Net interest margin			3.75%			3.81%

(a)	Includes principal balance of non-accrual loans and fees on loans.
(b)	Available for sale securities and held to maturity securities are included at amortized cost. Includes FHLB stock.
(c)	Tax exempt interest has been converted to a tax equivalent basis using the Federal tax rate of 35%.
(d)	Includes impact of $200 thousand in accelerated premium amortization on CMOs.

Provision for Credit Losses: Due to improved performance in non-performing assets and a significant recovery of previously charged off loans, Merchants recorded a $400 thousand negative provision in the third quarter of 2010 resulting in a net provision for the nine months ended September 30, 2010 of $200 thousand. This compares to $600 thousand for the third quarter of 2009 and $3.5 million for the first nine months of 2009. There are a number of factors that support this credit provision:

•	Net recoveries of previously charged off loans during the third quarter totaled $415 thousand;

•	Non-accruing loans decreased over 75% to $3.38 million at September 30, 2010 from $14.30 million at December 31, 2009, and have decreased almost 60% from $8.28 million at June 30, 2010;

•	Total loans decreased to $906.91 million at September 30, 2010 compared to $918.54 million at December 31, 2009; and

•	Internally classified loans decreased 26.5% since June 30, 2010 and decreased by 34.1% since December 31, 2009.

A historical summary of the loan loss reserve follows:

As of:	September 30, 2010	December 31, 2009	September 30, 2009

Total Allowance for Loan Losses (in millions)	$10.09	$10.98	$11.18

Percent of Total Loans	1.11%	1.19%	1.14%

Percent of Non-Performing Loans	294%	76%	106%

Approximately $322 thousand in non-accruing loans carry some form of government guarantee. All of the previously mentioned factors are taken into consideration during management’s quarterly review of the allowance for credit losses (the “Allowance”) which management continues to deem reasonable at September 30, 2010. See “Nonperforming Assets and the Allowance” for additional information on the provision, the Allowance and the allowance for loan losses.

Noninterest Income: Total noninterest income increased to $3.03 million and $9.09 million for the third quarter and first nine months of 2010, respectively, from $2.60 million and $6.94 million for the same periods in 2009, respectively. Excluding net gains (losses) on security sales and other than temporary impairment losses, noninterest income increased to $2.43 million and $7.36 million for the quarter and nine months ended September 30, 2010, respectively, compared to $2.34 million and $6.88 million for the same periods in 2009, respectively. Trust division income increased to $539 thousand and $1.59 million for the quarter and nine months ended September 30, 2010, respectively, compared to $441 thousand and $1.26 million for the same periods last year. Revenue related to service charges on deposits decreased to $1.22 million for the third quarter of 2010 compared to $1.49 million for the third quarter of 2009, and to $3.85 million for the first nine months of 2010 compared to $4.22 million for the same period in 2009. These decreases are almost entirely related to reduced overdraft service charge revenue. Net overdraft fee revenue for the third quarter of 2010 was $1.00 million and was $3.20 million year to date, compared to $1.25 million for the third quarter of 2009 and $3.51 million for the first nine months of 2009. Reductions in overdraft fee revenue are almost entirely a result of legislative changes that went into effect on August 15, 2010. At this point it is not possible to predict the ultimate impact of the legislative change on future overdraft income. At the same time, Other noninterest income increased to $1.08 million from $952 thousand for the third quarter of 2010 compared to 2009, and increased to $3.18 million from $2.88 million for the first nine months of 2010 compared to 2009. This increase is primarily a result of increased net debit card income. The recently enacted Dodd-Frank bill authorizes the Federal Reserve Board to regulate debit card interchange fees. Although these changes are aimed at large banks it is possible that all banks will be impacted. It is not possible at this time to predict what impact the changes will have on Merchants’ debit card revenue.

Noninterest Expense: Total noninterest expense increased to $10.00 million from $9.80 million for the first nine months of 2010 compared to 2009; and decreased to $29.09 million from $29.68 million for the first nine months of 2010 compared to 2009. There were a number of increases and decreases that contributed to this overall decrease. Salaries and wages increased to $4.10 million and $11.70 million for the third quarter and first nine months of 2010, respectively, compared to $3.68 million and $10.30 million for the same periods in 2009, respectively. Merchants increased staff in its corporate banking and trust areas during 2010. Additionally, Merchants’ strong results for the first nine months of 2010 compared to 2009 have led to a higher incentive accrual for 2010. Merchants’ FDIC insurance expense for 2010 is lower than 2009 as a result of the $630 thousand special assessment recorded during the second quarter of 2009. Additionally, Merchants booked expense recoveries and gains during 2010 related to sales of OREO properties leading to a negative year to date expense of $299 thousand compared to an expense of $305 thousand for the first nine months of 2009. During 2009, Other noninterest expenses were negatively impacted by prepayment penalties on FHLB debt totaling $280 thousand for the third quarter of 2009 and $584 thousand for the first nine months of 2009.

Balance Sheet Analysis

Merchants’ quarterly average loans for the third quarter of 2010 were $917.68 million, a decrease of $3.16 million over the fourth quarter of 2009, and ending balances at September 30, 2010 were $906.91 million, $11.63 million lower than balances at December 31, 2009. Loan demand in Merchants’ markets remained soft during 2010 as many businesses are continuing to pay down term debt and substantially reducing utilization of credit lines. This trend combined with the previously discussed reduction in substandard loans has dampened growth in the loan portfolio this year.

The following table summarizes the components of Merchants’ loan portfolio as of the periods indicated:

(In thousands)	September 30, 2010	June 30, 2010	December 31, 2009
Commercial, financial and agricultural loans	$ 100,638	$ 109,805	$ 113,980
Municipal loans	71,822	31,940	44,753
Real estate loans – residential	428,260	435,070	435,273
Real estate loans – commercial	279,885	279,958	290,737
Real estate loans – construction	17,600	30,864	25,146
Installment loans	7,507	7,387	7,711
All other loans	1,194	795	938
Total loans	$ 906,906	$ 895,819	$ 918,538

Merchants’ investment portfolio totaled $503.33 million at September 30, 2010, an increase of $94.52 million from the December 31, 2009 ending balance of $408.81 million. Merchants has taken advantage of favorable pricing during 2010 and captured gains on several of its MBS that appeared to have heightened prepayment risk. Merchants sold bonds during the third quarter of 2010 with a total par value of $13.90 million for a net pre-tax gain of $686 thousand. During the first nine months of 2010, Merchants sold bonds with a total par value of $43.06 million for a net pre-tax gain of $1.90 million. Additionally, as discussed further below, Merchants sold two non-agency CMOs and two low yielding Agency CMOs during early October 2010 for a total loss of $89 thousand. These bonds were marked down to their fair value as of September 30, 2010 due to Merchants’ intent to sell them in a subsequent period. These selective bond sales will help to better position Merchants’ investment portfolio from a credit and interest rate risk standpoint.

Merchants’ investment portfolio at September 30, 2010, including both held-to-maturity and available-for-sale securities, consisted of the following:

(In thousands)	Cost	Value
U. S. Treasury Obligations	$ 250	$ 251
U.S. Agency Obligations	71,581	72,204
FHLB Obligations	6,567	6,908
Agency MBS	151,103	158,117
Agency CMO	254,405	256,371
Non-agency CMO	7,365	7,070
ABS	2,656	2,496
Total invesments	$ 493,927	$ 503,417

Agency MBSs and Agency CMOs consist of pools of residential mortgages which are guaranteed by FNMA, FHLMC, or GNMA with various origination dates and maturities. Non-Agency CMOs and ABSs are tracked individually with updates on the performance of the underlying collateral provided at least quarterly. Additionally, Merchants performs stress testing of individual bonds that experience greater levels of market volatility, with the assistance of an outside investment manager. Merchants sold two low yielding CMOs with a book value of $4.80 million for a loss of $21 thousand in early October 2010. These two securities were written down to their fair value at September 30, 2010 due to Merchants’ intent to sell them in a subsequent period.

The non-Agency CMO portfolio consists of five bonds, two of which have small unrealized gains. One of these bonds, with a fair value of $1.14 million was sold in early October for a loss of $51 thousand. This bond was written down to its fair value as of September 30, 2010 due to Merchants’ intent to sell it in a subsequent period. Management has performed analyses on the remaining two bonds with a fair value of $5.74 million and an unrealized loss of $300 thousand as of September 30, 2010. Merchants’ investment advisor has assisted Management in running various cash flow analyses on the bonds to determine the likelihood of a principal loss in the future and the default rate and loss severities necessary to produce losses on these bonds. Based on these analyses, Merchants believes that it will recover its amortized cost on these securities.

The ABS portfolio consists of three bonds, one of which, with a book value of $357 thousand and a current market value of $371 thousand, carries an Agency guarantee. Merchants has performed no further analysis on this bond. Of the remaining two bonds, one bond, with a fair value of $1.08 million was sold in early October for a loss of $16 thousand. This bond was written down to its fair value as of September 30, 2010 due to Merchants’ intent to sell it in a subsequent period.

The remaining bond in the ABS portfolio also has insurance backing from Ambac. Merchants places no reliance on the insurance wrap in its impairment analysis. The bond is rated CC by Standard & Poor’s and B3 by Moody’s. Merchants has recorded impairment charges on this bond totalling $122 thousand during the first quarter of 2010 and the fourth quarter of 2008. The book value of the bond, net of the impairment charges, is $1.21 million, and its current market value is $1.04 million. This is the only bond in Merchants’ bond portfolio with subprime exposure. Principal payments received on the bond during 2010 total $214 thousand, and the fair value of the bond as a percentage of book value has steadily increased over the course of 2010. Merchants has performed the same analysis on this bond as on its non-Agency CMOs discussed above and considers its impairment temporary.

As a member of the FHLB system, Merchants is required to invest in stock of the FHLBB in an amount determined based on its borrowings from the FHLBB. At September 30, 2010, Merchants’ investment in FHLBB stock totaled $8.63 million. In early 2009, due to deterioration in its financial condition, the FHLBB placed a moratorium on redemption of stock in excess of required levels of ownership and suspended payment of quarterly dividends on its stock. No dividend income on FHLBB stock was recorded during 2009 or the first nine months of 2010 and no dividend income on FHLBB stock is expected during the remainder of 2010. FHLBB announced net income of $22.90 million for the first quarter of 2010, $18.72 million for the second quarter of 2010 and $41.34 million for the third quarter of 2010, the fourth consecutive quarter of positive net income. This follows a $186.80 million net loss for 2009. The 2009 loss was primarily driven by losses due to the OTTI of its investment in private label MBS resulting in a credit loss of $444.10 million for 2009. FHLBB continues to be classified as “adequately capitalized” by its regulator. Based on current available information, Merchants does not believe that its investment in FHLBB stock is impaired. Merchants will continue to monitor its investment in FHLBB stock for impairment.

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

Total deposits at September 30, 2010 were $1.07 billion, an increase of $29 million from year end 2009 balances of $1.04 billion. Average balances for the third quarter of 2010 were $1.06 billion, an increase of $21.64 million from average balances of $1.04 billion for the fourth quarter of 2009. Since the end of 2009 there has been some migration from time deposit categories, which have decreased $24.46 million, into savings, NOW and money market accounts, which have increased $36.89 million. Demand deposits have shown solid growth during 2010, increasing almost $17 million to $136.64 million at September 30, 2010, from $119.74 million at December 31, 2009.

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

In the ordinary course of business, Merchants makes commitments for possible future extensions of credit. At September 30, 2010, Merchants was obligated to fund $4.00 million of standby letters of credit. No losses are anticipated in connection with these commitments.

Income Taxes

Merchants and its subsidiaries are taxed on income at the federal level by the Internal Revenue Service. Total income tax expense was $4.22 million for the first nine months of 2010 compared to $2.49 million for the same period in 2009. Merchants recognized favorable tax benefits from federal affordable housing tax credits and historic rehabilitation credits of $1.24 million for the first nine months of 2010 and $1.42 million for the first nine months of 2009. Additionally, Merchants' recognized favorable tax benefits from tax exempt municipal loans, and tax credits from Qualified School Construction Bonds (“QSCB”). Merchants’ statutory tax rate was 35% for all periods. The recognition of affordable housing, rehabilitation and QSCB tax credits combined with tax benefits from tax exempt loans is the principal reason for Merchants’ effective tax rate of 24.62% and 22.26% for the nine months ended September 30, 2010 and 2009, respectively. The increase in Merchants’ effective tax rate from 2009 to 2010 is attributable to increased income before taxes.

Liquidity and Capital Resources

Merchants’ liquidity is monitored by the Asset and Liability Committee (“ALCO”) of Merchants Bank’s Board of Directors, based upon Merchants Bank’s policies. As of September 30, 2010, Merchants could borrow up to $49 million in overnight funds. $44 million of this $49 million consists of unsecured borrowing lines established with correspondent banks. The balance of $5 million is in the form of an overnight line of credit with the FHLB. FHLBB borrowings are secured by residential mortgage loans. The total amount of loans pledged to the FHLB for both short and long-term borrowing arrangements totaled $195.47 million at September 30, 2010. Merchants has additional borrowing capacity with the FHLBB of $89 million as of September 30, 2010. As mentioned previously, FHLBB has suspended quarterly dividends, declared a moratorium on stock redemptions, and experienced a net loss for 2009. Although Merchants does not expect that this funding source will become unavailable, Merchants has ensured that it has other sources of readily available funds. Merchants has established a borrowing facility with the FRB which will enable Merchants to borrow at the discount window.

Additionally, Merchants has the ability to borrow through the use of repurchase agreements, collateralized by Agency MBS and Agency CMO, with certain approved counterparties. The repurchase agreements mature daily and the average rate paid on these funds year to date for 2010 was 0.96%. Merchants’ investment portfolio, which is managed by the ALCO, has a book value of $503.33 million at September 30, 2010, of which $284.23 million was pledged. The portfolio is a reliable source of cash flow for Merchants. Merchants closely monitors its short term cash position. Any excess funds are either left on deposit at the FRB, or are in a fully insured account with one of Merchants’ correspondent banks. The carrying value of the securities sold under repurchase agreements was $208.01 million and the market value was $213.32 million at September 30, 2010. Merchants maintains effective control over the securities underlying the agreements.

FHLBB short-term borrowings mature daily and there was no outstanding balance at September 30, 2010. The Demand Note Due U.S. Treasury matures daily and bears interest at the federal funds rate less 0.25%. The rate on this borrowing at September 30, 2010 was zero.

The following table provides certain information regarding other short term borrowed funds for the three and nine months ended September 30, 2010:

(In thousands)	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010
FHLB and other short-term borrowings
Amount outstanding at end of period	$ --	$ --
Maximum month-end amount outstanding	--	13,000
Average amount outstanding	--	1,092
Weighted average-rate during the period	--	0.29%
Weighted average rate at period end	--	--
Demand note due U.S. Treasury
Amount outstanding at end of period	$ 1,039	$ 1,039
Maximum month-end amount outstanding	3,330	3,330
Average amount outstanding	1,695	1,377
Weighted average-rate during the period	--	--
Weighted average rate at period-end	--	--
Securities sold under agreement to repurchase, short term
Amount outstanding at end of period	$174,094	$174,094
Maximum month-end amount outstanding	174,094	174,094
Average amount outstanding	159,043	162,103
Weighted average-rate during the period	0.93%	0.96%
Weighted average rate at period end	0.97%	0.97%

In January 2007, Merchants’ Board of Directors approved a stock repurchase program, pursuant to which Merchants may repurchase 200,000 shares of its common stock from time to time through January 2008. The program was extended by the Board at its meetings in January 2008, 2009 and 2010, and the program has now been extended to January 2011. Merchants has purchased 143,475 shares of its common stock on the open market under the program at an average per share price of $22.94. No shares were purchased during 2009 or the first nine months of 2010 under the program.

As of September 30, 2010, Merchants exceeded all current applicable regulatory capital requirements. Merchants continues to be considered well capitalized under current applicable regulations. Merchants’ tangible equity ratio at September 30, 2010 was 6.71% compared to 6.34% at December 31, 2009. The following table represents the actual capital ratios and capital adequacy requirements for Merchants and Merchants Bank as of September 30, 2010.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(In thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Merchants Bancshares, Inc.:
Tier 1 leverage capital (1)	$ 116,891	8.13%	$ 57,484	4.00%	N/A	N/A
Tier 1 risk-based capital (1)	116,891	14.67%	31,882	4.00%	N/A	N/A
Total risk-based capital (1)	126,872	15.92%	63,764	8.00%	N/A	N/A
Tangible Capital	99,500	6.71%	N/A	N/A	N/A	N/A

Merchants Bank:
Tier 1 leverage capital	$ 114,211	7.92%	$ 57,655	4.00%	$ 72,068	5.00%
Tier 1 risk-based capital	114,211	14.23%	32,097	4.00%	48,146	6.00%
Total risk-based capital	124,249	15.48%	64,195	8.00%	80,243	10.00%
Tangible Capital	117,964	7.94%	N/A	N/A	N/A	N/A

(1)	Amounts include $20 million in trust preferred securities issued in December 2004. These hybrid securities qualify as regulatory capital up to certain limits.

Nonperforming Assets and the Allowance

Stringent credit quality is a major strategic focus of Merchants, and management monitors asset quality on a continuous basis. Merchants cannot assure that problem assets will remain at current levels, particularly in light of current or future economic conditions. The asset balances in this category will be dynamic and subject to change as problem loans are either resolved or moved to nonperforming status based upon current developments and the latest available information.

The following table summarizes Merchants’ nonperforming assets at the dates indicated:

(In thousands)	September 30, 2010	June 30, 2010	December 31, 2009	September 30, 2009
Nonaccrual loans	$ 3,380	$ 8,277	$ 14,296	$ 10,484
Loans past due 90 days or more and still accruing interest	1	--	88	--
Troubled debt restructurings	56	57	97	100
Total nonperforming loans ("NPL")	3,437	8,334	14,481	10,584
OREO	20	444	655	802
Total nonperforming assets ("NPA")	$ 3,457	$ 8,778	$ 15,136	$ 11,386

Nonperforming assets at September 30, 2010 have decreased by $11.68 million, or 77.2%, since December 31, 2009. This reduction is attributable to a number of factors. Payments and pay-offs received on nonperforming loans have totaled $6.73 million and charge-offs have totaled $1.97 million for the first nine months of 2010. Of the total charge-offs during 2010, $1.44 million was attributable to one loan. This loan was placed on non-accruing status during the fourth quarter of 2009 and had a $1.44 million specific allocation of the reserve at year end 2009, which was then charged off during the first quarter of 2010. This borrower has since demonstrated a substantial, sustained improvement in operations and payments continue to be made on time. The loan, with a book balance of $3.04 million at September 30, 2010, has been restored to accruing status.

Excluded from the non-accrual balances discussed above are Merchants loans that are 30 to 89 days past due, which are not necessarily considered classified or impaired. Loans 30 to 89 days past due as a percentage of total loans as of the periods indicated are presented in the following table:

Quarter Ending:	30-89 Days
September 30, 2010	0.13%
June 30, 2010	0.26%
December 31, 2009	0.09%
September 30, 2009	0.08%

Merchants Bank’s residential mortgage loan portfolio continues to perform well, even under the currently stressed economic conditions. Residential loans 30 to 89 days past due at September 30, 2010 totaled 24 basis points as a percentage of residential loans. Total past due residential loans, including non-accruing mortgages, were 67 basis points of residential loans.

Loans, including impaired loans, are generally classified as nonaccrual if they are past due as to maturity or payment of principal or interest for a period of more than 90 days, unless such loans are well collateralized and in the process of collection. If a loan or a portion of a loan is internally classified as doubtful or is partially charged-off, the loan is classified as nonaccrual. Loans that are on a current payment status or past due less than 90 days may also be classified as nonaccrual if repayment in full of principal and/or interest is in doubt. Loans deemed impaired at September 30, 2010 totaled $3.44 million, all of which are included as nonperforming loans in the table above.

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

Substandard accruing loans totaled $17.69 million at September 30 2010, an increase of $1.50 million since December 31, 2009, and a $1.64 million decrease since June 30, 2010. Of the total substandard accruing loans, $3.65 million is federally guaranteed. The listing of substandard accruing borrowers at September 30, 2010 includes borrowers operating in a variety of different industries and locations. Six borrowers represent 70% of performing classified loans.

Concentrations by collateral exposure are also monitored as part of Merchants’ risk management process. The composition of substandard accruing loans at September 30, 2010 consists of $9.69 million in loans secured by owner occupied commercial real estate, of which $2.25 million is subject to federal loan guarantees; and $6.22 million in commercial investment real estate, of which $1.40 million is government guaranteed. The balance consists of $966 thousand in loans to commercial borrowers, $588 thousand in loans for commercial construction projects and $228 thousand to other borrowers in a variety of businesses. To date, with very few exceptions, payments on accruing substandard loans continue to be made on a timely basis, consistent with prior periods.

The following table reflects Merchants’ nonperforming asset and coverage ratios as of the dates indicated:

	September 30, 2010	June 30, 2010	December 31, 2009	September 30, 2009
NPL to total loans	0.38%	0.93%	1.58%	1.14%
NPA to total assets	0.23%	0.63%	1.05%	0.81%
Allowance for loan losses to total loans	1.11%	1.13%	1.19%	1.20%
Allowance for loan losses to NPL	294%	122%	76%	106%
30-89 days past due to total loans	0.13%	0.26%	0.09%	0.08%

The following table summarizes year to date activity in Merchants’ Allowance through the dates indicated:

(In thousands)	September 30, 2010	June 30, 2010	December 31, 2009	September 30, 2009
Balance, beginning of year	$ 11,702	$ 11,702	$ 9,311	$ 9,311
Charge-offs :
Commercial, financial & agricultural	(1,686)	(1,637)	(1,355)	(545)
Real estate – commercial	(258)	(259)	(258)	(208)
Real estate – construction	--	--	--	--
Real estate – residential	(24)	(5)	(255)	(254)
Installment	(2)	(2)	(8)	(5)
Total charge-offs	(1,971)	(1,903)	(1,876)	(1,012)
Recoveries:
Commercial, financial & agricultural	54	29	110	110
Real estate – commercial	18	9	51	14
Real estate – construction	590	167	3	3
Real estate – residential	20	--	2	1
Installment	7	1	1	--
Total recoveries	689	206	167	128
Net (charge-offs) recoveries	(1,282)	(1,697)	(1,709)	(884)
Provision for credit losses	200	600	4,100	3,500
Balance end of period	$ 10,620	$ 10,605	$ 11,702	$ 11,927

Components:
Allowance for loan losses	$ 10,090	$ 10,157	$ 10,976	$ 11,177
Reserve for undisbursed lines of credit	530	448	726	750
Allowance for Credit Losses	$ 10,620	$ 10,605	$ 11,702	$ 11,927

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

The level of the Allowance reflects Management’s current strategies and efforts to maintain the Allowance at a level adequate to provide for losses based on an evaluation of known and inherent risks in the loan portfolio, as well as the potential risk from unfunded loan commitments and letters of credit. Among the factors that Management considers in establishing the level of the Allowance are overall findings from an analysis of individual loans, the overall risk characteristics and size of the loan portfolio, and past credit loss history. Additionally, Management assesses current economic and real estate market conditions and estimates of the current value of the underlying collateral. Loans placed in nonperforming status may be either assigned a specific allocation of the allowance for loan losses or charged down to their estimated net realizable value based on Management’s assessment of the ultimate collectability of principal. To the extent Management determines the level of anticipated losses in the portfolio has increased or diminished, the allowance for loan losses is adjusted through current earnings. As part of Merchants’ analysis of specific credit risk, detailed and extensive reviews are performed on larger credits and problematic credits identified on the watched asset list, nonperforming asset listings and internal credit rating reports. An outside loan review firm examines portions of Merchants’ commercial loan portfolio two times per year. Over the course of the year, a minimum of 60% of commercial loan balances are reviewed, including all relationships over $1.00 million and criticized and classified loans over $500 thousand. Issues addressed by the loan review process include the accuracy of Merchants’ internal risk ratings system, loan quality, and adequacy of the allowance for loan losses. Management considers the balance of the Allowance adequate at September 30, 2010.

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

Market Risk

Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates or prices such as interest rates, foreign currency exchange rates, commodity prices, and equity prices. Merchants’ primary market risk exposure is interest rate risk. An important component of Merchants’ asset and liability management process is the ongoing monitoring and management of this risk, which is governed by established policies that are reviewed and approved annually by Merchants Bank’s Board of Directors. The Investment policy details the types of securities that may be purchased, and establishes portfolio limits and maturity limits for the various sectors. The Investment policy also establishes specific investment quality limits. Merchants Bank’s Board of Directors has established a board level Asset and Liability Committee, which delegates responsibility for carrying out the asset/liability management policies to the management level ALCO. The ALCO, chaired by the Chief Financial Officer and composed of members of senior management, develops guidelines and strategies impacting Merchants’ asset and liability management related activities based upon estimated market risk sensitivity, policy limits and overall market interest rate levels and trends. The ALCO manages the investment portfolio. Merchants continued to work to maximize net interest income while mitigating risk during the first nine months of 2010 through repositioning of the investment portfolio, selective sales of specific securities, as well as carefully monitoring the overall duration and average life of the portfolio, and monitoring individual securities, among other strategies. Merchants has an outside investment advisory firm which helps it identify opportunities for increased yield, without significantly increasing risk, in the investment portfolio. The firm specializes in stable value and fixed income portfolios. The ALCO and the investment advisor have frequent conference calls to discuss portfolio activity and to set future strategy. Additionally, any specific bonds or sectors that require additional attention are discussed on these calls.

Merchants has been very active in its investment portfolio over the last twelve months as loan growth has slowed and deposit growth has increased. All investments purchased have been agency backed bullets, callables or mortgage product. Mortgage product has been priced at substantial premiums, creating additional interest rate risk. If rates fall further, or remain low for an extended period of time Merchants is subject to increased and/or sustained rapid prepayment risk which will cause accelerated premium amortization and negatively impact yields on premium paper. Merchants works with its investment advisor to evaluate mortgage product under a variety of interest rate scenarios to appropriately assess the impact on the yield of individual bonds.

Liquidity Risk

Merchants’ liquidity is measured by its ability to raise cash when needed at a reasonable cost. Merchants must be capable of meeting expected and unexpected obligations to customers at any time. Given the uncertain nature of customer demands as well as the need to maximize earnings, Merchants must have available reasonably priced sources of funds, on- and off-balance sheet, that can be accessed quickly in time of need. As discussed previously under “Liquidity and Capital Resource Management,” Merchants has several sources of readily available funds, including the ability to borrow using its investment portfolio as collateral. Merchants also monitors its liquidity on a quarterly basis in compliance with its Liquidity Contingency Plan.

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

The ALCO is responsible for ensuring that Merchants Bank’s Board of Directors receives accurate information regarding Merchants’ interest rate risk position at least quarterly. The ALCO uses an outside consultant to perform rate shocks of Merchants’ balance sheet, and to perform a variety of other analyses. The consultant’s most recent review was as of September 30, 2010. The consultant ran a base simulation assuming no changes in rates as well as a 200 basis point rising and, because rates are quite low, a 100 basis point falling interest rate scenario which assume a parallel and pro rata shift of the yield curve over a one-year period, and no growth assumptions. Additionally, the consultant ran a 400 basis point rising simulation which assumed a parallel shift of the curve over 24 months, and a 500 basis point rising simulation which assumed the curve flattened over a 24 month time frame. A summary of the results is as follows:

Current/Flat Rates: Net interest income is projected to trend downward in the current rate scenario as the expected replacement rates on assets are lower than the current portfolio, and opportunities to continue deposit rate reductions are limited.

Falling Rates: If rates fall, net interest income is projected to trend downward in line with the current rate scenario for the first five quarters as deposit rate reductions are offset by lower asset yields. The decrease in net interest income is more dramatic in year two as funding costs reach their implied floors and asset cash flow continues to reprice in the lower rate environment. Accelerated prepayment speeds on mortgage-based assets exacerbate the impact of lower rates.

Rising Rates: Net interest income levels are projected to trend downward over year one as immediate pressure on funding costs outpaces higher yields on the assets base. Thereafter, rising funding costs subside, and margins widen throughout the simulation as asset cash flow continues to be replaced into higher yields. The downward trend in net interest income is projected to extend out until year three if the yield curve should flatten as rates rise due to added pressure on the cost of funds. There will be increased risk to the flattening rate scenario if the deposit base is more volatile than assumed.

The change in net interest income for the next twelve months from Merchants’ expected or “most likely” forecast at the September 30, 2010 review is shown in the following table. The degree to which this exposure materializes will depend, in part, on Merchants’ ability to manage deposit rates as interest rates rise or fall.

Rate Change	Percent Change in Net Interest Income
Up 200 basis points	0.5%
Down 100 basis points	0.8%

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

The preceding sensitivity analysis does not represent Merchants’ forecast and should not be relied upon as indicative of expected operating results. These estimates are based upon numerous assumptions, including without limitation: the nature and timing of interest rate levels including yield curve shape, prepayments on loans and securities, deposit run-off rates, pricing decisions on loans and deposits and reinvestment/replacement of asset and liability cash flows, among others. While assumptions are developed based upon current economic and local market conditions, as well as historical behavior, Merchants cannot make any assurances as to the predictive nature of these assumptions, including how customer preferences or competitor influences might change.

The most significant factor affecting market risk exposure of net interest income is the current global economic recession and the U.S. Government’s response. Interest rates declined sharply during 2008 and have remained low through 2010 as the global economy slowed, unemployment levels increased, delinquencies on all types of loans increased along with decreased consumer confidence and declines in housing prices. Net interest income exposure is also significantly affected by the shape and level of the U.S. Government securities and interest rate swap yield curve, and changes in the size and composition of the loan, investment and deposit portfolios.

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

Credit Risk

Merchants Bank’s Board of Directors reviews and approves Merchants Bank’s investment and loan policies on an annual basis. The investment policy establishes minimum investment quality guidelines, as well as specific limits on asset classes within the investment portfolio. Merchants Bank’s outside investment advisor tracks Non-Agency securities individually and presents at least quarterly updates on the performance of the underlying collateral. The loan policy establishes restrictions regarding the types of loans that may be granted, and the distribution of loan types within Merchants’ portfolio. Merchants Bank’s Board of Directors grants each loan officer the authority to originate loans on behalf of Merchants, subject to certain limitations. These authorized lending limits are reviewed at least annually and are based upon the officer’s knowledge and experience. Loan requests that exceed an officer’s authority require the signature of Merchants’ credit division manager, senior loan officer, and/or president. All extensions of credit of $4.0 million or greater to any one borrower or related party are reviewed and approved by the Loan Committee of Merchants Bank’s Board of Directors. Merchants’ loan portfolio is continuously monitored for performance, creditworthiness and strength of documentation through the use of a variety of management reports and with the assistance of an external loan review firm. Credit ratings are assigned to commercial loans and are routinely reviewed. Loan officers or the loan workout function take remedial actions to assure full and timely payment of loan balances when necessary.

Item 4.  Controls and Procedures

The principal executive officer, principal accounting officer, and other members of Merchants’ senior management have evaluated Merchants’ disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, Merchants’ principal executive officer and principal accounting officer have concluded that the disclosure controls and procedures effectively ensure that information required to be disclosed in Merchants’ filings and submissions with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is accumulated and communicated to Merchants’ management (including the principal executive officer and principal accounting officer), and is recorded, processed, summarized and reported within the time periods specified by the SEC. In addition, Merchants has reviewed its internal control over financial reporting and there have been no changes in its internal control over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

3.1.2	Certificate of Merger, filed June 5, 1987 (Incorporated by reference to Merchants’ Annual Report on Form 10-K for the Year Ended December 31, 2006, filed on March 16, 2007)

3.1.3	Certificate of Amendment, filed May 11, 1988 (Incorporated by reference to Merchants’ Annual Report on Form 10-K for the Year Ended December 31, 2006, filed on March 16, 2007)

3.1.4	Certificate of Amendment, filed April 29, 1991 (Incorporated by reference to Merchants’ Annual Report on Form 10-K for the Year Ended December 31, 2006, filed on March 16, 2007)

3.1.5	Certificate of Amendment, filed August 29, 2006 (Incorporated by reference to Merchants’ Annual Report on Form 10-K for the Year Ended December 31, 2006, filed on March 16, 2007)

3.1.6	Certificate of Amendment, filed August 29, 2006 (Incorporated by reference to Merchants’ Annual Report on Form 10-K for the Year Ended December 31, 2006, filed on March 16, 2007)

3.2	Amended By-Laws of Merchants (Incorporated by reference to Merchants’ Form on 8-K, filed on April 16, 2009)

31.1 *	Certification of Chief Executive Officer of the Company Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14

31.2 *	Certification of Chief Financial Officer and Principal Accounting Officer of the Company Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14

32.1 *	Certification of Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 *	Certification of Chief Financial Officer and Principal Accounting Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Filed herewith

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

November 5, 2010
Date