Form 10-K
period 2010-12-31
MERCHANTS BANCSHARES INC
filed 2011-03-15
CIK 726517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2010

Commission file number	0-11595

Merchants Bancshares, Inc.
(Exact name of registrant as specified in its charter)

Delaware	03-0287342
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

275 Kennedy Drive, South Burlington, Vermont	05403
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(802) 658 – 3400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
[   ] Yes     [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
[X] Yes     [   ] No

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
[   ] Yes     [X] No

The aggregate market value of the registrant’s voting common stock held by non-affiliates was $109,117,956 as computed using the per share price, as reported on the NASDAQ, as of market close on June 30, 2010.

As of March 4, 2011, there were 6,195,463 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement to Shareholders for the Registrant’s Annual Meeting of Shareholders to be held on May 3, 2011 are incorporated herein by reference in Part III.

MERCHANTS BANCSHARES, INC. AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2010

TABLE OF CONTENTS

* The information required by Part III is incorporated herein by reference from Merchants’ Proxy Statement for the Annual Meeting of Shareholders to be held on May 3, 2011.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-K that are not historical facts may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks and uncertainties. These statements, which are based on certain assumptions and describe our future plans, strategies and expectations, can generally be identified by the use of the words “may,” “will,” “should,” “could,” “would,” “plan,” “potential,” “estimate,” “project,” “believe,” “intend,” “anticipate,” “expect,” “target” and similar expressions. These statements include, among others, statements regarding Merchants’ intent, belief or expectations with respect to economic conditions, trends affecting Merchants’ financial condition or results of operations, and Merchants’ exposure to market, interest rate and credit risk.

Forward-looking statements are based on the current assumptions and beliefs of management and are only expectations of future results. Merchants’ actual results could differ materially from those projected in the forward-looking statements as a result of, among other factors, adverse conditions in the capital and debt markets; changes in interest rates; competitive pressures from other financial institutions; the effects of continuing deterioration in general economic conditions on a national basis or in the local markets in which Merchants operates, including changes which adversely affect borrowers’ ability to service and repay our loans; changes in the value of securities and other assets; changes in loan default and charge-off rates; the adequacy of loan loss reserves; reductions in deposit levels necessitating increased borrowing to fund loans and investments; increasing government regulation, such as the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010; the risk that goodwill and intangibles recorded in Merchants’ financial statements will become impaired; and changes in assumptions used in making such forward-looking statements, as well as the other risks and uncertainties detailed in Item 1A. “Risk Factors,” beginning on page 16 of this Annual Report on form 10-K. Forward-looking statements speak only as of the date on which they are made. Merchants does not undertake any obligation to update any forward-looking statement to reflect circumstances or events that occur after the date the forward-looking statements are made.

PART I

ITEM 1—BUSINESS

GENERAL

Merchants Bancshares, Inc. (“Merchants”) is a bank holding company originally organized under Vermont law in 1983 (and subsequently reincorporated in Delaware) for the purposes of owning all of the outstanding capital stock of Merchants Bank and providing greater flexibility in helping Merchants Bank achieve its business objectives. Merchants Bank, which is Merchants’ primary subsidiary, is a Vermont commercial bank with 34 full-service banking offices.

Merchants Bank was organized in 1849 and assumed a national bank charter in 1865, becoming The Merchants National Bank of Burlington, Vermont. On September 6, 1974, The Merchants National Bank of Burlington converted its national charter to a Vermont state commercial bank charter, adopting the name The Merchants Bank. The name was shortened to Merchants Bank in 1995. As used herein the term “Merchants” shall mean Merchants Bancshares, Inc. and its subsidiaries unless otherwise noted or the context otherwise requires. As of December 31, 2010, Merchants operated the sole remaining statewide commercial banking operation in Vermont, with deposits totaling $1.09 billion, gross loans of $911 million, and total assets of $1.49 billion.

Merchants Trust Company, formerly a Vermont corporation chartered in 1870, was merged into the Bank effective September 30, 2009. This merger had no effect on the consolidated balance sheet or statement of operations of Merchants as the Trust Company was a wholly owned subsidiary of the Bank prior to the merger. Merchants’ Trust division offers investment management, financial planning and trustee services. Its investment program is a globally diversified asset allocation strategy with attention to managing risk while addressing client return objectives. Merchants’ Trust division utilizes diversified mutual fund managers who have been selected based on careful, in-depth research and due diligence. Its planning services cover a wide range of issues including retirement, estate planning, and asset protection solutions. As of December 31, 2010, this division had fiduciary responsibility for assets having a market value in excess of $460 million, of which more than $410 million constituted managed assets.

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

RETAIL SERVICES

Merchants’ products are designed to provide high value within a defined range of offerings. Individual categories are anchored by lead products that we believe are attractively packaged and easy for Merchants’ staff to deliver. Merchants has consciously focused on business lines that are supportable at a competitive standard. Merchants believes that its customers appreciate the value that is offered via well defined product features and services that function in a straightforward, effective manner. That formula, in combination with highly motivated and well-trained front line professionals, provides the company with a competitive strength in its markets.

Merchants’ retail deposit product set includes interest bearing and non-interest bearing checking accounts, money market accounts, club accounts, health savings accounts, and short-term and long-term certificates of deposit including a popular flexible CD instrument. Merchants also offers customary check collection services, wire transfers, safe deposit box rentals, and automated teller machines (“ATMs”) and debit cards. Credit programs include secured and unsecured installment lending, home equity loans and lines of credit, home mortgages, and credit cards (in partnership with a third party).

Of Merchants’ personal checking account offerings, Free Checking For Life® has been a popular product among the majority of customer households that hold a checking account, with no monthly service charges, balance thresholds, or per items fees. Merchants introduced Cash Rewards Checking in 2008. Product features include cash back on all point of sale debit card transactions, free debit card, free online banking and bill payment, and participation in a fee free network of 42 Merchants ATMs throughout Vermont and 43,000 Allpoint ATMs worldwide. Cash Rewards Checking has a monthly balance threshold to avoid a service charge. Merchants checking account customers may opt for overdraft protection via automatic transfer of funds (“ATF”) tied to other Merchants accounts or via an opt-in program providing overdraft coverage that comes with standard overdraft pricing.

Merchants’ primary retail deposit savings product is its money market account. The money market account pays interest at tiered levels beginning with the first dollar in the account, and fees are charged only under certain limited circumstances.

Merchants’ flexible certificate of deposit allows multiple deposits and penalty free withdrawals within regulatory guidelines. We believe that it is an attractive alternative for customers who wish to retain some of the liquidity features of a money market or savings account while receiving a higher yield than what is offered by those accounts.

Merchants offers ATF to cover overdrafts, electronic funds transfer to automate transfers between accounts, and an automated telephone banking system. Merchants offers a free online banking service, as well as a free bill payment service delivered via the online option, which has proven to be a widely used feature. Merchants will be introducing a mobile banking application in the second quarter of 2011.

Each of Merchants’ 34 full-service banking offices is led by a branch president who has responsibility for the full range of retail and small business credit services. Merchants’ branch system is led by eleven market managers who serve in assigned geographies around the state. The market managers work with the branch presidents and branch staff to provide a full range of personal and small business banking services. Currently, most customer inquiries can be handled at any branch location. The branch serves as sales, service, and lending center. Branch personnel can explain various deposit options and open new accounts via automated internal systems. Additionally, qualified branch staff have the ability to take loan applications, approve loans within defined approval limits, and to close consumer, mortgage and small business loans. Merchants also operates 42 ATMs throughout Vermont, with additional surcharge-free access to 43,000 ATMs worldwide available to customers via Merchants’ participation in the Allpoint network. Merchants maintains a customer call center with expanded hours of operation. Customer calls are answered by employees operating from Merchants’ Service Center in South Burlington.

Customer contact staff continue to build relationships with Merchants’ households via a communication process known as XSell. The ongoing introduction of new service options to existing customers has contributed to retention and growth of relationships, including new loan originations. Financing is available for 1 to 4 family residential mortgages, residential construction and seasonal dwelling mortgages. Merchants offers both fixed rate and adjustable rate mortgages for residential properties, and provides a unique two-way rate lock protection feature. Merchants currently holds and services all originated mortgages in its loan portfolio.

Merchants offers a wide variety of consumer loans. Home improvement and home equity lines of credit and various personal loans are available. Financing is also provided for new or used automobiles, boats, airplanes and recreational vehicles.

COMMERCIAL SERVICES

Merchants’ commercial banking department services the majority of commercial customers, which are primarily operating companies, real estate investors and developers. Commercial banking officers and commercial banking administrators provide credit, deposit and cash management services throughout Vermont. Merchants added six commercial banking officers in 2010 with the objective to increase market share. The group is now comprised of 15 commercial banking officers located throughout Vermont to provide responsive service to companies of all sizes.

Merchants has a team of three experienced government banking officers. The government banking group provides customized depository, lending, cash management and other banking services to municipalities, school districts and other governmental authorities or agencies in Merchants’ service area.

Branch presidents are trained for small business loan origination and to serve deposit and cash management needs of small businesses.

Commercial financing is available for business inventory, accounts receivable, fixed assets, real estate, business acquisitions, debt restructuring and community development. Merchants offers installment loans, credits lines, time loans, construction loans, irrevocable letters of credit, U.S. Small Business Administration guaranteed loans and USDA guaranteed loans.

Financing is available to governmental authorities to fund timing differences between operating expenses and revenue receipts, equipment purchases and other capital projects.

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

Merchants provides an interest bearing checking account, a money market account, certificates of deposits, and various overnight repurchase agreements to governments in our market area.

Merchants’ cash management services include investment sweep, line of credit sweep, multiple sweep, online banking, remote deposit capture, positive pay, lockbox services and funds concentration. Merchants offers an overnight cash management investment sweep program. Customer deposit balances are swept to an overnight repurchase agreement structure which allows Merchants to retain those cash balances while providing market interest rates and security for Merchant’s commercial and government deposit customers. These accounts are a favorable funding source for Merchants. Line of credit sweep enables customers to sweep money between their primary checking account and a line of credit. Multiple sweep is investment sweep and line of credit sweep combined. Merchants offers commercial online banking, a commercial banking and bill payment service delivered via the Internet. This service allows businesses to view their account histories, print statements, view check images, order stop payments, transfer between accounts, transmit ACH batches, and order wire transfers. Merchants also offers remote deposit capture. This service enables commercial and government customers to deposit checks electronically into Merchants’ checking accounts from their business location. Merchant’s positive pay service is an automated fraud prevention tool that provides customers protection against altered checks, counterfeit checks and other unauthorized checks.

Other miscellaneous banking services include night depository, coin and currency handling, and balance reporting services.

COMPETITION

Presently, there are 14 independent financial institutions headquartered in the State of Vermont. In addition, there are nine regional or national banks that have operations in Vermont. Merchants Bank remains the only independent statewide bank headquartered in the State of Vermont. Of the companies headquartered outside Vermont, seven are located in either New Hampshire, New York, Connecticut, Massachusetts or Ohio. Two other banking companies are owned by a parent headquartered outside of the United States (one in Canada and one in the United Kingdom).

Merchants competes in Vermont for deposit and loan business not only with other commercial and savings banks, and savings and loan associations, but also with credit unions, and other non-bank financial providers. As of December 31, 2010, the most recently available information, there were more than 27 state or federally chartered credit unions operating in Vermont. As a bank holding company and state chartered commercial bank, Merchants is subject to extensive regulation and supervision, including, in many cases, regulation that limits the type and scope of its activities. The non-bank financial service providers that compete with Merchants may be subject to less restrictive regulation and supervision. Competition from nationally chartered banks, local institutions, and credit unions continues to be active.

Prior to 2010 there were a number of new banking offices opened in Vermont by existing banks or new market entrants. There was one new full service banking office opened in Vermont during 2010. In a state with one of the nation’s highest branch-to-population ratios, it is necessary to have a very competitive product offering and exceptional service levels in order to compete effectively.

Prior to 2006, there was a significant increase in new lenders licensed to do business in Vermont. These companies offered business, home mortgage and consumer finance loans. From December 31, 2006 to December 31, 2009 the number of licensed lenders declined from 1,149 to 657. Starting in 2010, Vermont licensed individual mortgage originators and loan servicers. These two categories together added 626 new licensed lenders during 2010, bringing the total number of licensed lenders as of December 31, 2010 to 1,290. The decline in licensed lenders through 2009 benefitted Merchants Bank positively in the commercial loan and home mortgage business.

The fact that Merchants is a locally managed, independent bank contributed significantly to the growth in average loans and deposits between 2006 and 2010. Customers have cited the local management and decision-making as important considerations when choosing a bank. The fact that several national or regional competitors operate as branches of a much larger company influenced some portion of the market that wanted to bank locally. This differentiation became heightened with the sale of several independent companies during 2007 and has continued through 2010.

During late 2008, Merchants started a dedicated group focused solely on municipal and government banking. This group contributed significantly to the growth of loans and deposits during 2010. It is expected that this trend will continue into 2011.

From a retail product standpoint, Merchants has seen a significant change in its competitive landscape in the past few years. Federal legislation enacted during 2010 has prompted many banks to evaluate their retail account structures and make changes to their product offerings. Merchants will also have to reconsider its current offerings and look at alternative retail account structures during 2011. Any changes will take into account competitive products available in the market.

No material part of Merchants’ business is dependent upon one, or a few, customers, or upon a particular industry segment, the loss of which would have a material adverse impact on the operations of Merchants.

NUMBER OF EMPLOYEES

As of December 31, 2010, Merchants employed 303 full-time and 33 part-time employees representing a combined full-time equivalent complement of 316 employees.

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

Recent Market Developments

Certain segments of the financial services industry are facing challenges in the face of prolonged economic uncertainty. In some areas, dramatic declines in the housing market, increasing foreclosures and rising unemployment have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. These write-downs have caused many financial institutions to seek additional capital; to merge with larger and stronger institutions; and, in some cases, to fail. The FDIC closed 157 banks during 2010 compared to 140 banks in 2009 and 25 banks in 2008. Merchants is fortunate that, to date, the markets it serves have been impacted to a lesser extent than many areas around the country. Vermont’s December 2010 unemployment rate, at 5.8%, is one of the lowest in the country; Vermont is also fortunate to have one of the lowest foreclosure rates in the country. However, a severe, nationwide recession followed by a modest recovery continues to adversely affect markets and could have a negative impact upon Merchants’ financial condition and performance.

Financial Regulatory Reform Legislation

On July 21, 2010, the President signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which comprehensively reforms the regulation of financial institutions, products and services. Many of the provisions of the Dodd-Frank Act noted in this section are also discussed in other sections below. Furthermore, many of the provisions of the Dodd-Frank Act require study or rulemaking by federal agencies, a process which will take months and years to fully implement.

Among other things, the Dodd-Frank Act provides for new capital standards that eliminate the treatment of trust preferred securities as Tier 1 capital. Existing trust preferred securities are grandfathered for banking entities with less than $15 billion of assets, such as Merchants. The Dodd-Frank Act permanently raises deposit insurance levels to $250,000, retroactive to January 1, 2008, and provides unlimited deposit insurance coverage for transaction accounts through December 31, 2012, which will become mandatory for all insured depository institutions. Pursuant to modifications under the Dodd-Frank Act, deposit insurance assessments will be calculated based on an insured depository institution’s assets rather than its insured deposits and the minimum reserve ratio of the FDIC’s Deposit Insurance Fund will be raised to 1.35%. The payment of interest on business demand deposit accounts is permitted by the Dodd-Frank Act. The Dodd-Frank Act authorizes the Federal Reserve Board (“FRB”) to regulate interchange fees for debit card transactions for Banks with assets in excess of $10 billion, and establishes new minimum mortgage underwriting standards for residential mortgages. The Dodd-Frank Act empowers the newly established Financial Stability Oversight Council to designate certain activities as posing a risk to the U.S. financial system and to recommend new or heightened standards and safeguards for financial institutions engaging in such activities.

Under the Dodd Frank Act, the FRB may directly examine the subsidiaries of Merchants, including the Merchants Bank. Further, the Dodd-Frank Act establishes the Office of Financial Research which has the power to require reports from financial services companies such as Merchants. The Dodd-Frank Act also establishes the Bureau of Consumer Financial Protection (“CFPB”) as an independent bureau of the FRB. The CFPB has the exclusive authority to prescribe rules governing the provision of consumer financial products and services, which in the case of Merchants Bank will be enforced by the FDIC.

As required by the Dodd-Frank Act, the SEC has adopted rules granting proxy access for shareholder nominees, and grants shareholders a non-binding vote on executive compensation and “golden parachute” payments. Pursuant to modifications of the proxy rules under the Dodd-Frank Act, Merchants will be required to disclose the relationship between executive pay and financial performance, the ratio of the median pay of all employees to the pay of the chief executive officer, and employee and director hedging activities. The Dodd-Frank Act also requires that stock exchanges change their listing rules to require that each member of a listed company’s compensation committee be independent and be granted the authority and funding to retain independent advisors and to prohibit the listing of any security of an issuer that does not adopt policies governing the claw back of excess executive compensation based on inaccurate financial statements. In addition, The Federal regulatory agencies are proposing new regulations which prohibit incentive-based compensation arrangements that encourage executives and certain other employees to take inappropriate risks.

Bank Holding Company Regulation

Unless a bank holding company becomes a financial holding company under the Gramm-Leach-Bliley Act (“GLBA”) as discussed below, the BHCA prohibits (with the exceptions noted below in this paragraph) a bank holding company from acquiring a direct or indirect interest in or control of more than 5% of the voting shares of any company that is not a bank or a bank holding company. In addition, the BHCA prohibits engaging directly or indirectly in activities other than those of banking, managing or controlling banks or furnishing services to its subsidiary banks. However, a bank holding company may engage in and may own shares of companies engaged in certain activities that the FRB determines to be so closely related to banking or managing and controlling banks so as to be a proper incident thereto. In making such determinations, the FRB is required to weigh the expected benefit to the public, including such factors as greater convenience, increased competition or gains in efficiency, against the possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interests or unsafe or unsound banking practices.

Under GLBA, bank holding companies are permitted to offer their customers virtually any type of service that is financial in nature or incidental thereto, including banking, securities underwriting, insurance (both underwriting and agency), and merchant banking. In order to engage in these new financial activities a bank holding company must qualify and register with the FRB as a “financial holding company” by demonstrating that each of its bank subsidiaries is “well capitalized”, “well managed,” and has at least a “satisfactory” rating under the Community Reinvestment Act of 1977 (“CRA”). Although Merchants believes that it meets the qualifications to become a financial holding company under GLBA, it has not elected “financial holding company” status, but rather to retain its pre-GLBA bank holding company regulatory status for the present time. This means that Merchants can engage in those activities which are closely related to banking. Merchants is required by the BHCA to file an annual report and additional reports required with the FRB. The FRB also makes periodic inspections of Merchants and its subsidiaries.

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

It is the policy of the FRB that bank holding companies, should pay dividends only out of current earnings and only if, after paying such dividends, the bank holding company would remain adequately capitalized. The FRB has the authority to prohibit a bank holding company, such as Merchants, from paying dividends if it deems such payment to be an unsafe or unsound practice.

The FDIC has the authority to use its enforcement powers to prohibit a bank from paying dividends if, in its opinion, the payment of dividends would constitute an unsafe or unsound practice. Federal law also prohibits the payment of dividends by a bank that will result in the bank failing to meet its applicable capital requirements on a pro forma basis.

Vermont law requires the approval of state bank regulatory authorities if the dividends declared by state banks exceed prescribed limits. The payment of any dividends by Merchants’ subsidiaries will be determined based on a number of factors, including recent earnings history, the subsidiary’s liquidity, asset quality profile and capital adequacy.

Source of Strength

Under the Dodd-Frank Act, Merchants is required to serve as a source of financial strength for Merchants Bank in the event of the financial distress of Merchants Bank. This provision codifies the longstanding policy of the FRB. The federal banking agencies must still issue regulations to implement the source of strength provisions of the Dodd-Frank Act. In addition, any capital loans by a bank holding company to any of its bank subsidiaries are subordinate to the payment of deposits and to certain other indebtedness. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a bank subsidiary will be assumed by the bankruptcy trustee and entitled to a priority of payment.

Certain Transactions by Bank Holding Companies with their Affiliates

There are various statutory restrictions on the extent to which bank holding companies and their non-bank subsidiaries may borrow, obtain credit from or otherwise engage in “covered transactions” with their insured depository institution subsidiaries. The Dodd-Frank Act amended the definition of affiliate to include an investment fund for which the depository institution or one of its affiliates is an investment adviser. An insured depository institution (and its subsidiaries) may not lend money to, or engage in covered transactions with, its non-depository institution affiliates if the aggregate amount of covered transactions outstanding involving the bank, plus the proposed transaction exceeds the following limits: (a) in the case of any one such affiliate, the aggregate amount of covered transactions of the insured depository institution and its subsidiaries cannot exceed 10% of the capital stock and surplus of the insured depository institution; and (b) in the case of all affiliates, the aggregate amount of covered transactions of the insured depository institution and its subsidiaries cannot exceed 20% of the capital stock and surplus of the insured depository institution. For this purpose, “covered transactions” are defined by statute to include a loan or extension of credit to an affiliate, a purchase of or investment in securities issued by an affiliate, a purchase of assets from an affiliate unless exempted by the FRB, the acceptance of securities issued by an affiliate as collateral for a loan or extension of credit to any person or company, the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate, securities borrowing or lending transactions with an affiliated that creates a credit exposure to such affiliate, or a derivatives transaction with an affiliate that creates a credit exposure to such affiliate. Covered transactions are also subject to certain collateral security requirements. Covered transactions as well as other types of transactions between a bank and a bank holding company must be on market terms and not otherwise unduly favorable to the holding company or an affiliate of the holding company. Moreover, Section 106 of the BHCA provides that, to further competition, a bank holding company and its subsidiaries are prohibited from engaging in certain tying arrangements in connection with any extension of credit, lease or sale of property of any kind, or furnishing of any service.

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

The FRB risk-based guidelines define a three-tier capital framework. Tier 1 capital for bank holding companies generally consists of the sum of common stockholders’ equity, perpetual preferred stock and trust preferred securities (both subject to certain limitations and, in the case of the latter, to specific limitations on the kind and amount of such securities which may be included as Tier 1 capital and certain additional restrictions described below), and minority interests in the equity accounts of consolidated subsidiaries, less goodwill and other non-qualifying intangible assets. Tier 2 capital generally consists of hybrid capital instruments, perpetual debt and mandatory convertible debt securities; perpetual preferred stock and trust preferred securities, to the extent it is not eligible to be included as Tier 1 capital; term subordinated debt and intermediate-term preferred stock; and, subject to limitations, general allowances for loan losses. The sum of Tier 1 and Tier 2 capital less certain required deductions, such as investments in unconsolidated banking or finance subsidiaries, represents qualifying total capital. Risk-based capital ratios are calculated by dividing Tier 1 and total capital, respectively, by risk-weighted assets. Assets and off-balance sheet credit equivalents are assigned to one of four categories of risk-weights, based primarily on relative credit risk. The minimum Tier 1 risk-based capital ratio is 4% and the minimum total risk-based capital ratio is 8%. As of December 31, 2010, Merchants’ Tier 1 risk-based capital ratio was 14.85% and its Total risk-based capital ratio was 16.10%.

Pursuant to Section 171 of the Dodd-Frank Act (more commonly known as the “Collins Amendment”), the capital requirements generally applicable to insured depository institutions will serve as a floor for any capital requirements the FRB may establish for Merchants as a bank holding company. As a result, hybrid securities, including trust preferred securities, issued on or after May 19, 2010 are not eligible to be included in Tier 1 capital and instead may be included only in Tier 2 capital. Merchants has not issued any trust preferred securities since May 19, 2010. However, as Merchants had total consolidated assets of less than $15 billion as of December 31, 2009, its hybrid securities, including its trust preferred securities, issued before May 19, 2010 will remain eligible to be included in Tier 1 capital to the same extent as before the enactment of the Collins Amendment. The Collins Amendment also specifies that the FRB may not establish risk-based capital requirements for bank holding companies that are quantitatively lower than the risk-based capital requirements in effect for insured depository institutions as of July 21, 2010.

In addition to the risk-based capital requirements, the FRB requires top rated bank holding companies to maintain a minimum leverage capital ratio of Tier 1 capital (defined by reference to the risk-based capital guidelines) to its average total consolidated assets of at least 3.0%. For most other bank holding companies (including Merchants), the minimum Leverage Ratio is 4.0%. Bank holding companies with supervisory, financial, operational or managerial weaknesses, as well as bank holding companies that are anticipating or experiencing significant growth, are expected to maintain capital ratios well above the minimum levels. Merchants’ leverage ratio at December 31, 2010 was 7.90%.

Pursuant to the Collins Amendment, as with the risk-based capital requirements discussed above, the leverage capital requirements generally applicable to insured depository institutions will serve as a floor for any leverage capital requirements the FRB may establish for bank holding companies, such as Merchants. The Collins Amendment also specifies that the FRB may not establish leverage capital requirements for bank holding companies that are quantitatively lower than the leverage capital requirements in effect for insured depository institutions as of July 21, 2010.

The FDIC has promulgated regulations and adopted a statement of policy regarding the capital adequacy of state-chartered banks, which, like Merchants Bank, are not members of the Federal Reserve System. These requirements are substantially similar to those adopted by the FRB regarding bank holding companies, as described above. Moreover, the FDIC has promulgated corresponding regulations to implement the system of prompt corrective action established by Section 38 of the Federal Deposit Insurance Act (“FDIA”). Under the regulations, a bank is “well capitalized” if it has: (1) a total risk-based capital ratio of 10.0% or greater; (2) a Tier 1 risk-based capital ratio of 6.0% or greater; (3) a leverage ratio of 5.0% or greater; and (4) is not subject to any written agreement, order, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. A bank is “adequately capitalized” if it has: (1) a total risk-based capital ratio of 8.0% or greater; (2) a Tier 1 risk-based capital ratio of 4.0% or greater; and (3) a leverage ratio of 4.0% or greater (3.0% under certain circumstances) and does not meet the definition of a “well capitalized bank.”

Regulators also must take into consideration: (1) concentrations of credit risk; (2) interest rate risk; and (3) risks from non-traditional activities, as well as an institution’s ability to manage those risks, when determining the adequacy of an institution’s capital. This evaluation will be made as a part of the institution’s regular safety and soundness examination. Merchants is currently considered well-capitalized under all regulatory definitions.

Generally, a bank, upon receiving notice that it is not adequately capitalized (i.e., that it is “undercapitalized”), becomes subject to the prompt corrective action provisions of Section 38 of FDIA that, for example, (i) restrict payment of capital distributions and management fees, (ii) require that the FDIC monitor the condition of the institution and its efforts to restore its capital, (iii) require submission of a capital restoration plan, (iv) restrict the growth of the institution’s assets and (v) require prior regulatory approval of certain expansion proposals. A bank that is required to submit a capital restoration plan must concurrently submit a performance guarantee by each company that controls the bank. A bank that is “critically undercapitalized” (i.e., has a ratio of tangible equity to total assets that is equal to or less than 2.0%) will be subject to further restrictions, and generally will be placed in conservatorship or receivership within 90 days.

Merchants has not elected, and does not expect to elect, to calculate its risk-based capital requirements under the Internal-Ratings Based and Advanced Measurement Approaches (commonly referred to as the “advanced approaches” or “Basel II”) proposed by the Basel Committee on Banking Supervision (the “Basel Committee”), as implemented in the U.S. by the federal banking agencies. In connection with Basel II, the federal banking agencies also issued, in 2008, a joint notice of proposed rulemaking that sought comment on implementation in the United States of certain aspects of the “standardized approach” of the international Basel II Accord (the “Standardized Approach Proposal”). However, the federal banking agencies have delayed finalizing the Standardized Approach Proposal until they can determine how best to eliminate its reliance on credit ratings, as required by Section 939A of the Dodd-Frank Act. Regardless, Merchants does not currently expect to calculate its capital ratios in accordance with the Standardized Approach Proposal.

In response to the recent financial crisis, the Basel Committee released additional recommended revisions to existing capital rules throughout the world. These proposed revisions are intended to protect financial stability and promote sustainable economic growth by setting out higher and better capital requirements, better risk coverage, the introduction of a global leverage ratio, measures to promote the build up of capital that can be drawn down in periods of stress, and the introduction of two global liquidity standards (collectively, “Basel III”). The FRB has not yet adopted Basel III, and there remains considerable uncertainty regarding the timing for adoption and implementation of Basel III in the United States. If and when the FRB does implement Basel III, it may be with some modifications or adjustments. Accordingly, Merchants is not yet in a position to determine the effect of Basel III on its capital requirements.

Deposit Insurance. Substantially all of the deposits of Merchants Bank are insured up to applicable limits by the Deposit Insurance Fund (“DIF”) of the FDIC and are subject to deposit insurance assessments to maintain the DIF. The FDIA, as amended by the Federal Deposit Insurance Reform Act and the Dodd-Frank Act, requires the FDIC to set a ratio of deposit insurance reserves to estimated insured deposits—the designated reserve ratio (the “DRR”)— of at least 1.35%. The FDIC utilizes a risk-based assessment system that imposes insurance premiums based upon a risk matrix that takes into account a bank’s capital level and supervisory rating (“CAMELS rating”). On February 27, 2009, the FDIC introduced three possible adjustments to an institution’s initial base assessment rate: (1) a decrease of up to five basis points for long-term unsecured debt, including senior unsecured debt (other than debt guaranteed under the Temporary Liquidity Guarantee Program) and subordinated debt and, for small institutions, a portion of Tier 1 capital; (2) an increase not to exceed 50 percent of an institution’s assessment rate before the increase for secured liabilities in excess of 25 percent of domestic deposits; and (3) for non-Risk Category I institutions, an increase not to exceed 10 basis points for brokered deposits in excess of 10 percent of domestic deposits.

On November 9, 2010, the FDIC proposed to change its assessment base from total domestic deposits to average total assets minus average tangible equity, which is defined as Tier 1 capital, as required in the Dodd-Frank Act. The new assessment formula will become effective on April 1, 2011, and will be used to calculate the June 30, 2011 assessment. The FDIC plans to raise the same expected revenue under the new base as under the current assessment base. Since the new base is larger than the current base, the proposal would lower the assessment rate schedule to maintain revenue neutrality. Assessment rates would be reduced to a range of 2 ½ to 9 basis points on the broader assessment base for banks in the lowest risk category (well capitalized and CAMELS I or II) up to 30 to 45 basis points for banks in the highest risk category.

In November 2009, the FDIC issued a final rule that mandated that insured depository institutions prepay their quarterly risk-based assessments to the FDIC for the fourth quarter of 2009 and for all of 2010, 2011 and 2012 on December 31, 2009. Institutions recorded the entire amount of its prepayment as a prepaid expense. The prepaid assessments bear a zero percent risk weight for risk-based capital purposes. As of December 31, 2009, and for each quarter thereafter, Merchants will record an expense for its regular quarterly assessment for the quarter and a corresponding credit to the prepaid assessment until the asset is exhausted. The FDIC will not refund or collect additional prepaid assessments because of a decrease or growth in deposits over the next three years. However, should the prepaid assessment not be exhausted after collection of the amount due on June 30, 2013, the remaining amount of the prepayment will be returned to the institution. The timing of any refund of the prepaid assessment will not be affected by the change in the deposit insurance assessment calculation discussed above. Pursuant to the Dodd-Frank Act, FDIC deposit insurance has been permanently increased from $100,000 to $250,000 per depositor. Additionally, the Dodd-Frank Act provides temporary unlimited deposit insurance coverage for noninterest-bearing transactions accounts beginning December 31, 2010, and ending December 31, 2012. This replaced the FDIC’s Transaction Account Guarantee Program, which expired on December 31, 2010.

FDIC insurance expense totaled $1.42 million and $1.96 million in 2010 and 2009, respectively. The expense for 2009 includes the $630 thousand special assessment that was expensed during the second quarter of that year. FDIC insurance expense includes deposit insurance assessments and Financing Corporation (“FICO”) assessments related to outstanding FICO bonds. The FICO is a mixed-ownership government corporation established by the Competitive Equality Banking Act of 1987 whose sole purpose was to function as a financing vehicle for the now defunct Federal Savings & Loan Insurance Corporation.

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

Activities and Investments of Insured State Banks

The Federal Deposit Insurance Corporation Improvement Act (“FDICIA”) provides that FDIC-insured state banks such as Merchants Bank may not engage as a principal, directly or through a subsidiary, in any activity that is not permissible for a national bank, unless the FDIC determines that the activity does not pose a significant risk to the insurance fund, and the bank is in compliance with its applicable capital standards. In addition, an insured state bank may not acquire or retain, directly or through a subsidiary, any equity investment of a type, or in an amount, that is not permissible for a national bank, unless such investments meet certain grandfather requirements.

GLBA includes a section of the FDIA governing subsidiaries of state banks that engage in “activities as principal that would only be permissible” for a national bank to conduct in a financial subsidiary. This provision permits state banks, to the extent permitted under state law, to engage in certain new activities, which are permissible for subsidiaries of a financial holding company. Further, it expressly preserves the ability of a state bank to retain all existing subsidiaries. Because the applicable Vermont statute explicitly permits banks chartered by the state to engage in all activities permissible for national banks, Merchants Bank will be permitted to form subsidiaries to engage in the activities authorized by GLBA. In order to form a financial subsidiary, a state bank must be well-capitalized, and the state bank would be subject to certain capital deduction, risk management and affiliate transaction rules, which are applicable to national banks.

Consumer Protection Laws

Merchants and Merchants Bank are subject to a number of federal and state laws designed to protect consumers and prohibit unfair or deceptive business practices. These laws include the Equal Credit Opportunity Act, Fair Housing Act, Home Ownership Protection Act, Fair Credit Reporting Act, as amended by the Fair and Accurate Credit Transactions Act of 2003 (“FACT Act”), GLBA, Truth in Lending Act, CRA, the Home Mortgage Disclosure Act, Real Estate Settlement Procedures Act, National Flood Insurance Act and various state law counterparts. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must interact with customers when taking deposits, making loans, collecting loans and providing other services. Further, the Dodd-Frank Act established the CFPB, which has the responsibility for making rules and regulations under the federal consumer protection laws relating to financial products and services. The CFPB also has a broad mandate to prohibit unfair or deceptive acts and practices and is specifically empowered to require certain disclosures to consumers and draft model disclosure forms. Failure to comply with consumer protection laws and regulations can subject financial institutions to enforcement actions, fines and other penalties. The FDIC will examine Merchants Bank for compliance with CFPB rules and enforce CFPB rules with respect to Merchants Bank.

Interchange Fees

Pursuant to the Dodd-Frank Act, the FRB has issued a proposed rule governing the interchange fees charged on debit cards. The proposed rule would cap the fee a bank could charge on a debit card transaction and shifts such interchange fees from a percentage of the transaction amount to a per transaction fee. Although the proposed rule does not directly apply to institutions with less than $10 billion in assets, market forces may result in reduced debit card interchange fee income for banks of all sizes.

Mortgage Reform

The Dodd-Frank Act prescribes certain standards that mortgage lenders must consider before making a residential mortgage loan, including verifying a borrower’s ability to repay such mortgage loan. The Dodd-Frank Act also allows borrowers to assert violations of certain provisions of the Truth-in-Lending Act as a defense to foreclosure proceedings. Under the Dodd-Frank Act, prepayment penalties are prohibited for certain mortgage transactions and creditors are prohibited from financing insurance policies in connection with a residential mortgage loan or home equity line of credit. The Dodd-Frank Act requires mortgage lenders to make additional disclosures prior to the extension of credit, in each billing statement and for negative amortization loans and hybrid adjustable rate mortgages.

Customer Information Security

The FDIC and other bank regulatory agencies have adopted guidelines for establishing standards for safeguarding nonpublic personal information about customers that implement provisions of GLBA, which establishes a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the BHCA framework. Specifically, the Information Security Guidelines established by GLBA require each financial institution, under the supervision and ongoing oversight of its board of directors or an appropriate committee of the board, to develop, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information, to protect against anticipated threats or hazards to the security or integrity of such information; and to protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer. The federal banking regulators have issued guidance for banks on response programs for unauthorized access to customer information. This guidance, among other things, requires notice to be sent to customers whose “sensitive information” has been compromised if unauthorized use of this information is “reasonably possible.” Most states have enacted legislation concerning breaches of data security and Congress continues to consider federal legislation that would require that notice be sent to consumers of a data security breach.

Privacy

GLBA requires financial institutions to implement policies and procedures regarding the disclosure of nonpublic personal information about consumers to nonaffiliated third parties. In general, the statute requires financial institutions to explain to consumers their policies and procedures regarding the disclosure of such nonpublic personal information, and, unless otherwise required or permitted by law, financial institutions are prohibited from disclosing such information except as provided in their policies and procedures.

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

Identity Theft Red Flags

The Agencies jointly issued final rules and guidelines in 2007 implementing Section 114 (“Section 114”) of the FACT Act and final rules implementing section 315 of the FACT Act (“Section 315”). Section 114 requires Merchants to develop and implement a written Identity Theft Prevention Program (the “Program”) to detect, prevent, and mitigate identity theft in connection with the opening of certain accounts or certain existing accounts. Section 114 also requires credit and debit card issuers, such as Merchants, to assess the validity of notifications of changes of address under certain circumstances. The Agencies issued joint rules under Section 315 that provide guidance regarding reasonable policies and procedures that a user of consumer reports, such as Merchants, must employ when a consumer reporting agency sends the user a notice of address discrepancy. Merchants was compliant with these rules effective November 1, 2008.

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

Failure of an institution to receive at least a “Satisfactory” rating could inhibit such institution or its holding company from undertaking certain activities, including engaging in activities newly permitted as a financial holding company under GLBA, and acquisitions of other financial institutions. The FRB must take into account the record of performance of banks in meeting the credit needs of the entire community served, including low- and moderate-income neighborhoods. Current CRA regulations for large banks primarily rely on objective criteria of the performance of institutions under three key assessment tests: a lending test, a service test and an investment test. For smaller banks, current CRA regulations primarily evaluate the performance of institutions under two key assessment tests: a lending test and a community development test. Merchants is committed to meeting the existing or anticipated credit needs of its entire community, including low- and moderate-income neighborhoods, consistent with safe and sound banking operations.

Interstate Banking Act

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, as amended (the "Interstate Banking Act"), generally permits well capitalized bank holding companies to acquire banks in any state, and preempts all state laws restricting the ownership by a bank holding company of banks in more than one state. The Interstate Banking Act also permits a bank to merge with an out-of-state bank and convert any offices into branches of the resulting bank if both states have not opted out of interstate branching; and permits a bank to acquire branches from an out-of-state bank if the law of the state where the branches are located permits the interstate branch acquisition. Under the Dodd-Frank Act, a bank holding company or bank must be well capitalized and well managed to engage in an interstate acquisition. Bank holding companies and banks are required to obtain prior FRB approval to acquire more than 5% of a class of voting securities, or substantially all of the assets, of a bank holding company, bank or savings association. The Interstate Banking Act and the Dodd-Frank Act permit banks to establish and operate de novo interstate branches to the same extent a bank chartered by the host state may establish branches.

Anti-Money Laundering and the Bank Secrecy Act

Under the Bank Secrecy Act (“BSA”), a financial institution, is required to have systems in place to detect certain transactions, based on the size and nature of the transaction. Financial institutions are generally required to report to the United States Treasury any cash transactions involving more than $10,000. In addition, financial institutions are required to file suspicious activity reports for transactions that involve more than $5,000 and which the financial institution knows, suspects or has reason to suspect involves illegal funds, is designed to evade the requirements of the BSA or has no lawful purpose. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA PATRIOT Act”), which amended the BSA, is designed to deny terrorists and others the ability to obtain anonymous access to the U.S. financial system. The USA PATRIOT Act has significant implications for financial institutions and businesses of other types involved in the transfer of money. The USA PATRIOT Act, together with the implementing regulations of various federal regulatory agencies, has caused financial institutions, such as Merchants Bank, to adopt and implement additional policies or amend existing policies and procedures with respect to, among other things, anti-money laundering compliance, suspicious activity, currency transaction reporting, customer identity verification and customer risk analysis. In evaluating an application under Section 3 of the BHCA to acquire a bank or an application under the Bank Merger Act to merge banks or affect a purchase of assets and assumption of deposits and other liabilities, the applicable federal banking regulator must consider the anti-money laundering compliance record of both the applicant and the target.

The United States has imposed economic sanctions that affect transactions with designated foreign countries, nationals and others. These sanctions, which are administered by the Treasury Office of Foreign Assets Control (“OFAC”), take many different forms. Generally, however, they contain one or more of the following elements: (i) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on “U.S. persons” engaging in financial transactions relating to making investments in, or providing investment-related advice or assistance to, a sanctioned country; and (ii) a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons). Blocked assets (for example, property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC.

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

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Merchants’ chief executive officer and chief financial officer are each required to certify that Merchants’ quarterly and annual reports fully comply with the requirements of Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and that the information contained in the report fairly presents, in all material respects, Merchants’ financial condition and results of operations.

Federal Home Loan Bank System

Merchants Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank (“FHLB”) provides a central credit facility primarily for member institutions. Member institutions are required to acquire and hold shares of capital stock in the FHLB in an amount at least equal to the sum of 0.35% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year and 4.5% of its advances (borrowings) from the FHLB. Merchants Bank was in compliance with this requirement with an investment in FHLB stock at December 31, 2010 of $8.63 million. At December 31, 2010, Merchants Bank had approximately $31.14 million in FHLB advances.

In early 2009, due to deterioration in its financial condition, the Federal Home Loan Bank of Boston (“FHLBB”) placed a moratorium on redemption of stock in excess of required levels of ownership and suspended payment of quarterly dividends on its stock. No dividend income on FHLBB stock was recorded during 2010. On February 22, 2011 FHLBB announced net income of $106.60 million for 2010 compared to a net loss of $186.80 million for 2009. The loss for 2009 was primarily driven by losses due to the other-than-temporary-impairment of its investment in private label mortgage-backed securities resulting in a credit loss of $444.10. FHLBB also announced the declaration of a dividend equal to an annual yield of 0.30% payable on March 2, 2011. FHLBB continues to be classified as “adequately capitalized” by its primary regulator. Based on current available information, Merchants does not believe that its investment in FHLBB stock is impaired. Merchants will continue to monitor its investment in FHLBB stock.

AVAILABLE INFORMATION

Merchants files annual, quarterly, and current reports, proxy statements, and other documents with the SEC. The public may read and copy any materials that Merchants has filed with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Room 2521, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers, including Merchants, that file electronically with the SEC. The public can obtain any documents that Merchants has filed with the SEC at the SEC website at www.sec.gov.

Merchants also makes available free of charge on or through its Internet website at www.mbvt.com its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after Merchants electronically files such materials with or furnishes them to the SEC. Merchants also makes all filed insider transactions available through its website free of charge. In addition, Merchants’ Audit Committee and Nominating and Governance Committee Charters as well as its Code of Ethics Policy for Senior Financial Officers are available free of charge on its website.

ITEM 1A—RISK FACTORS

Our financial condition and results of operations have been adversely affected, and may continue to be adversely affected, by the U.S. and international financial market and economic conditions.

We have been and continue to be impacted by general business and economic conditions in the United States and, to a lesser extent, abroad. These conditions include short-term and long-term interest rates, inflation, money supply, political issues, legislative and regulatory changes, fluctuations in both debt and equity capital markets, broad trends in industry and finance, unemployment and the strength of the U.S. economy and the local economies in which we operates, all of which are beyond our control. Deterioration in any of these conditions could result in an increase in loan delinquencies, and non-performing assets, decreases in loan collateral values, decreases in the value of our investment portfolio and a decrease in demand for our products and services. While there are early indications that the U.S. economy is stabilizing, there remains significant uncertainty regarding the sustainability of the economic recovery, unemployment levels and the impact of the U.S. government’s unwinding of its extensive economic and market support.

Our operations are concentrated in Vermont and we may be adversely affected by regional economic conditions and real estate values.

Because our loan portfolio is in Vermont, we may be adversely affected by regional economic conditions. Further, because a substantial portion of our loan portfolio is secured by real estate in Vermont, the value of the associated collateral is also subject to regional real estate market conditions. If these areas experience adverse economic, political or business conditions, we would likely experience higher rates of loss and delinquency on these loans than if the loans were more geographically diverse.

Our commercial, commercial real estate and construction loan portfolio may expose us to increased credit risks.

At December 31, 2010, approximately 45% of our loan portfolio was comprised of commercial, commercial real estate, and construction loans with some relationships exceeding $15 million dollars, exposing us to the risks inherent in financings based upon analyses of credit risk, the value of underlying collateral, including real estate, and other more intangible factors, which are considered in making commercial loans. In general, commercial and commercial real estate loans historically pose greater credit risks, than owner occupied residential mortgage loans. The repayment of commercial real estate loans depends on the business and financial condition of borrowers, and a number of our borrowers have more than one commercial real estate loan outstanding with us. Economic events and changes in government regulations, which we and our borrowers cannot control or reliably predict, could have an adverse impact on the cash flows generated by properties securing our commercial real estate loans and on the values of the properties securing those loans. Repayment of commercial loans depend substantially on the borrowers’ underlying business, financial condition and cash flows. Commercial loans are generally collateralized by equipment, inventory, accounts receivable and other fixed assets. Compared to real estate, that type of collateral is more difficult to monitor, its value is harder to ascertain, it may depreciate more rapidly and it may not be as readily saleable if repossessed.

We are highly regulated, which could limit or restrict our activities and impose financial requirements or limitations on the conduct of our business.

Bank holding companies and banks operate in a highly regulated environment and are subject to supervision and examination by federal and state regulatory agencies. We are subject to the BHCA and to regulation and supervision by the Federal Reserve Board. As a state-chartered commercial bank, Merchants Bank is subject to substantial regulation and supervision by the FDIC and applicable Vermont regulatory agencies.

Federal and state laws and regulations govern numerous matters including changes in the ownership or control of banks and bank holding companies, maintenance of adequate capital and the financial condition of a financial institution, permissible types, amounts and terms of extensions of credit and investments, permissible nonbanking activities, the level of reserves against deposits and restrictions on dividend payments. The FDIC and the Commissioner possess the power to issue cease and desist orders to prevent or remedy unsafe or unsound practices or violations of law by banks subject to their regulation, and the Federal Reserve Board possesses similar powers with respect to bank holding companies. These and other restrictions limit the manner in which we may conduct business and obtain financing.

We are also affected by the monetary policies of the Federal Reserve Board. Changes in monetary or legislative policies may affect the interest rates we must offer to attract deposits and the interest rates we must charge on our loans, as well as the manner in which we offer deposits and make loans. These monetary policies have had, and are expected to continue to have, significant effects on the operating results of depository institutions generally, including Merchants Bank.

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the “Dodd-Frank Act,” which comprehensively reforms the regulation of financial institutions, products and services, was signed into law. Among other things, the Dodd-Frank Act grants the Federal Reserve Board increased supervisory authority and codifies the source of strength doctrine. The Dodd-Frank Act also provides for new capital standards that eliminate the treatment of trust preferred securities as Tier 1 capital, however existing trust preferred securities are grandfathered for banking entities with less than $15 billion of assets, such as Merchants Bank. The Dodd-Frank Act establishes the Bureau of Consumer Financial Protection, or the “CFPB,” as an independent bureau of the Federal Reserve Board. The CFPB has the authority to prescribe rules governing the provision of consumer financial products and services, which may result in rules and regulations that reduce the profitability of such products and services or impose greater costs on us. Merchants Bank will continue to be examined by its primary federal regulator for compliance with such rules.

The Dodd-Frank Act also permanently raises deposit insurance levels to $250,000, retroactive to January 1, 2008. Pursuant to modifications under the Dodd-Frank Act, deposit insurance assessments will be calculated based on an insured depository institution’s assets rather than its insured deposits and the minimum reserve ratio of the FDIC’s Deposit Insurance Fund will be raised to 1.35%. The payment of interest on business demand deposit accounts is permitted by the Dodd-Frank Act. The Dodd-Frank Act authorizes the Federal Reserve Board to regulate interchange fees for debit card transactions and establishes new minimum mortgage underwriting standards for residential mortgages.

In addition, under the Dodd-Frank Act, the SEC has adopted rules granting proxy access for shareholder nominees, and grants shareholders a non-binding vote on executive compensation and “golden parachute” payments. Pursuant to modifications of the proxy rules under the Dodd-Frank Act, we will be required to disclose the relationship between executive pay and financial performance, the ratio of the median pay of all employees to the pay of the chief executive officer, and employee and director hedging activities. The Dodd-Frank Act requires that stock exchanges change their listing rules to require that each member of a listed company’s compensation committee be independent and be granted the authority and funding to retain independent advisors and to prohibit the listing of any security of an issuer that does not adopt policies governing the claw back of excess executive compensation based on inaccurate financial statements.

Because many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, it is difficult to forecast the impact that such rulemaking will have on us, our customers or the financial industry. Certain provisions of the Dodd-Frank Act that affect deposit insurance assessments, the payment of interest on demand deposits and interchange fees could increase the costs associated with our deposit-generating activities, as well as place limitations on the revenues that those deposits may generate. For example, the Federal Reserve Board has proposed rules governing debit card interchange fees that apply to institutions with greater than $10 billion in assets. Market forces may effectively require all banks to be subject to debit card interchange fee structures which comply with these rules, which will significantly reduce the fee income earned from debit card transactions.

Regulators may raise capital requirements above current levels in connection with the implementation of Basel III, the Dodd-Frank Act or otherwise, which may require us to hold additional capital which could limit the manner in which we conduct our business and obtain financing. Furthermore, the imposition of liquidity requirements in connection with the implementation of Basel III in the United States, or otherwise, could result in us having to lengthen the term of our funding, restructure our business models, and/or increase our holdings of liquid assets. If the federal banking agencies implement a capital conservation buffer and/or a countercyclical capital buffer, as proposed in Basel III, our failure to satisfy the applicable buffer’s requirements would limit our ability to make distributions, including paying out dividends or buying back shares.

Competition in the local banking industry may impair our ability to attract and retain customers at current levels. Competition in the local banking industry coupled with our relatively small size may limit our ability to attract and retain customers.

In particular, our competitors include major financial companies whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous banking locations and mount extensive promotional and advertising campaigns. Additionally, banks and other financial institutions with larger capitalization, as well as financial intermediaries not subject to bank regulatory restrictions, have larger lending limits and are able to serve the credit and investment needs of larger customers. Areas of competition include interest rates for loans and deposits, efforts to obtain deposits, and range and quality of services provided.

If we are unable to attract and retain customers, we may be unable to continue our loan growth and our results of operations and financial condition may otherwise be negatively impacted.

Interest rate volatility may reduce our profitability.

Our consolidated earnings and financial condition are primarily dependent upon net interest income, which is the difference between interest earned from loans and investments and interest paid on deposits and borrowings. The narrowing of that difference could adversely affect our earnings and financial condition. We cannot predict with certainty or control changes in interest rates. Regional and local economic conditions and the policies of regulatory authorities, including monetary policies of the Federal Reserve Board, affect interest income and interest expense. While hawse have ongoing policies and procedures designed to manage the risks associated with changes in market interest rates, changes in interest rates still may have an adverse effect on our profitability. The current steep yield curve provides opportunities for us as a financial intermediary. If the yield curve should flatten, our net interest income could be negatively impacted. Increases in interest rates could affect the amount of loans that we can originate, because higher rates could cause customers to apply for fewer mortgages, or cause depositors to shift funds from accounts that have a comparatively lower cost, to accounts with a higher cost or experience customer attrition due to competitor pricing. If the cost of interest-bearing deposits increases at a rate greater than the yields on interest-earning assets increase, net interest income will be negatively affected. Changes in the asset and liability mix may also affect net interest income. Similarly, lower interest rates cause higher yielding assets to prepay and floating or adjustable rate assets to reset to lower rates. We are also exposed to premium risk in our investment portfolio. Faster prepayment speeds cause premiums paid on bonds to be amortized more quickly leading to reduced, or possibly negative, yields on individual bonds. If we are not able to reduce our funding costs sufficiently, due to either competitive factors or the maturity schedule of existing liabilities, then our net interest margin will decline.

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings could decrease.

Our loan customers may not repay their loans according to the terms of the loans, and the collateral securing the payment of these loans may be insufficient to pay any remaining loan balance. We therefore may experience significant loan losses, which could have a material adverse effect on our operating results.

Material additions to our allowance for loan losses also would materially decrease our net income, and the charge-off of loans may cause us to increase the allowance. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. We rely on our loan quality reviews, our experience and our evaluation of economic conditions, among other factors, in determining the amount of the allowance for loan losses. If our assumptions prove to be incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in additions to our allowance.

In addition, bank regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs, which may have a material adverse effect on our financial condition and results of operations. We believe that the current amount of allowance for loan losses is sufficient to absorb inherent losses in our loan portfolio.

Prepayments of loans may negatively impact our business.

Generally, our customers may prepay the principal amount of their outstanding loans at any time. The speed at which such prepayments occur, as well as the size of such prepayments, are within our customers’ discretion. If customers prepay the principal amount of their loans, and we are unable to lend those funds to other borrowers or invest the funds at the same or higher interest rates, our interest income will be reduced. A significant reduction in interest income could have a negative impact on our results of operations and financial condition.

We may incur significant losses as a result of ineffective risk management processes and strategies.

We seek to monitor and control our risk exposure through a risk and control framework encompassing a variety of separate but complementary financial, credit, operational, compliance and legal reporting systems, internal controls, management review processes and other mechanisms. While we employ a broad and diversified set of risk monitoring and risk mitigation techniques, those techniques and the judgments that accompany their application may not be effective and may not anticipate every economic and financial outcome in all market environments or the specifics and timing of such outcomes. Market conditions over the last several years have involved unprecedented dislocations and highlight the limitations inherent in using historical data to manage risk.

We may be unable to attract and retain key personnel.

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

Our ability to attract and retain customers and employees could be adversely affected to the extent our reputation is harmed.

Our ability to attract and retain customers and employees could be adversely affected to the extent our reputation is damaged. Our actual or perceived failure to address various issues could give rise to reputational risk that could cause harm to us and our business prospects, including failure to properly address operational risks. These issues also include, but are not limited to, legal and regulatory requirements; privacy; properly maintaining customer and associate personal information; record keeping; money-laundering; sales and trading practices; ethical issues; appropriately addressing potential conflicts of interest; and the proper identification of the legal, reputational, credit, liquidity and market risks inherent in our products. Failure to appropriately address any of these issues could also give rise to additional regulatory restrictions, reputational harm and legal risks, which could among other consequences increase the size and number of litigation claims and damages asserted or subject us to enforcement actions, fines and penalties and cause us to incur related costs and expenses.

We may suffer losses as a result of operational risk or technical system failures.

The potential for operational risk exposure exists throughout our organization. Integral to our performance is the continued efficacy of our internal processes, systems, relationships with third parties and the associates and executives in our day-to-day and ongoing operations. Operational risk also encompasses the failure to implement strategic objectives in a successful, timely and cost-effective manner. Failure to properly manage operational risk subjects us to risks of loss that may vary in size, scale and scope, including loss of customers, operational or technical failures, unlawful tampering with our technical systems, ineffectiveness or exposure due to interruption in third party support, as well as the loss of key individuals or failure on the part of key individuals to perform properly. Although we seek to mitigate operational risk through a system of internal controls, losses from operational risk could take the form of explicit charges, increased operational costs, harm to our reputation or foregone opportunities.

We must adapt to information technology changes in the financial services industry, which could present operational issues, require significant capital spending, or impact our reputation.

The financial services industry is constantly undergoing technological changes, with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and may reduce costs. Our future success will depend, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience, as well as to create additional efficiencies in our operations. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers.

There are potential risks associated with future acquisitions and expansions.

We evaluate acquisition and other expansion opportunities and strategies. To the extent we acquire other companies in the future, our business may be negatively impacted by certain risks inherent with such acquisitions. These risks include the following:

•

the risk that the acquired business will not perform in accordance with Management’s expectations;

•

the risk that difficulties will arise in connection with the integration of the operations of the acquired business with the operations of Merchants’ businesses;

•

the risk that management will divert its attention from other aspects of Merchants’ business;

•

the risk that Merchants may lose key employees of the combined business; and

•

the risks associated with entering into geographic and product markets in which Merchants has limited or no direct prior experience.

The market price and trading volume of our common stock may be volatile.

The market price of our common stock may be volatile. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur. We cannot assure you that the market price of our common stock will not fluctuate or decline significantly in the future. Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our common stock include:

•

quarterly variations in our operating results or the quality of our assets;

•

operating results that vary from the expectations of management, securities analysts and investors;

•

changes in expectations as to our future financial performance;

•

announcements of innovations, new products, strategic developments, significant contracts, acquisitions and other material events by us or our competitors;

•

the operating and securities price performance of other companies that investors believe are comparable to us;

•

our past and future dividend practices;

•

future sales of our equity or equity-related securities; and

•

changes in global financial markets and global economies and general market conditions, such as interest or foreign exchange rates, stock, commodity or real estate valuations or volatility.

We are a holding company and depend on our subsidiaries for dividends, distributions and other payments.

We are a separate and distinct legal entity from our subsidiaries and depend on dividends, distributions and other payments from our subsidiaries to fund dividend payments on our common and preferred stock and to fund all payments on our other obligations. Our subsidiaries are subject to laws that authorize regulatory bodies to block or reduce the payment of cash dividends or other distributions to us. Regulatory action of that kind could impede access to funds we need to make payments on our obligations or dividend payments. Additionally, if our subsidiaries’ earnings are not sufficient to make dividend payments to us while maintaining adequate capital levels, we may not be able to make dividend payments to our common and preferred shareholders. Furthermore, our right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors.

Our shareholders may not receive dividends on the common stock.

Holders of our common stock are entitled to receive dividends only when, as and if declared by our board of directors. Although we have historically declared cash dividends on our common stock, we are not required to do so and our board of directors may reduce or eliminate our common stock dividend in the future. Further, the Federal Reserve Board has issued guidelines for evaluating proposals by large bank holding companies to increase dividends or repurchase or redeem shares, which includes a requirement for such firms to develop a capital distribution plan. The Federal Reserve Board has indicated that it is considering expanding these requirements to cover all bank holding companies, which may in the future restrict our ability to pay dividends. A reduction or elimination of dividends could adversely affect the market price of our common stock.

Changes in accounting standards can be difficult to predict and can materially impact how we record and report our financial condition and results of operations.

Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. From time to time, the FASB changes the financial accounting and reporting standards that govern the preparation of our financial statements. These changes can be hard to anticipate and implement and can materially impact how we record and report our financial condition and results of operations.

Our financial statements are based in part on assumptions and estimates, which, if wrong, could cause unexpected losses in the future.

Pursuant to U.S. GAAP, we are required to use certain assumptions and estimates in preparing its financial statements, including in determining credit loss reserves, reserves related to litigation and the fair value of certain assets and liabilities, among other items. If assumptions or estimates underlying our financial statements are incorrect, we may experience material losses. For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 1B—UNRESOLVED STAFF COMMENTS

Merchants has no unresolved comments from the SEC staff.

ITEM 2—PROPERTIES

During 2010, Merchants completely refurbished one of its facilities in the Burlington area, expanded a full service facility in the southern part of Vermont and also expanded one of its facilities in the southern part of Vermont to a full service branch. As of December 31, 2010, Merchants operated 34 full-service banking offices, and 42 ATMs throughout the state of Vermont. Merchants’ headquarters are located in Merchants’ Service Center at 275 Kennedy Drive, South Burlington, Vermont, which also houses Merchants’ operations and administrative offices and Merchants’ Trust division.

Merchants leases certain premises from third parties, including its headquarters, under current market terms and conditions. The offices of all subsidiaries are in good physical condition with modern equipment and facilities considered adequate to meet the banking needs of customers in the communities served. Additional information relating to Merchants’ properties is set forth in Note 4 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

ITEM 3—LEGAL PROCEEDINGS

Merchants and certain of its subsidiaries have been named as defendants in various legal proceedings arising from their normal business activities. Although the amount of any ultimate liability with respect to such proceedings cannot be determined, in the opinion of Management, based upon input from counsel, on the outcome of such proceedings, any such liability will not have a material effect on the consolidated financial position of Merchants and its subsidiaries.

ITEM 4—[REMOVED AND RESERVED]

PART II

ITEM 5—MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS

AND ISSUER PURCHASES OF EQUITY SECURITIES

The common stock of Merchants is traded on the NASDAQ Global Select Market under the trading symbol “MBVT”. Merchants currently pays dividends on a quarterly basis. Quarterly stock prices and dividends per share paid for each quarterly period during the last two years were as follows:

Quarter Ended	High	Low	Dividends Paid
December 31, 2010	$29.31	$24.15	$0.28
September 30, 2010	25.86	22.05	0.28
June 30, 2010	24.21	21.09	0.28
March 31, 2010	23.74	19.57	0.28
December 31, 2009	25.00	19.51	0.28
September 30, 2009	26.48	21.22	0.28
June 30, 2009	24.02	17.59	0.28
March 31, 2009	20.95	16.89	0.28

High and low stock prices are based upon quotations as reported by the NASDAQ Global Select Market. Prices of transactions between private parties may vary from the ranges quoted above.

Performance Graph

The line-graph presentation below compares cumulative five-year shareholder returns with the NASDAQ Banks and the Russell 2000 Index. The comparison assumes the investment, on 12/31/2005, of $100 in Merchants’ common stock and each of the foregoing indices and reinvestment of all dividends.

			Period Ending
Index	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10
Merchants Bancshares, Inc.	100.00	99.90	107.53	90.45	114.92	146.72
NASDAQ Bank	100.00	113.82	91.16	71.52	59.87	68.34
Russell 2000	100.00	118.37	116.51	77.15	98.11	124.46

The graph and related information furnished under Part II, Item 5 of this Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC, or subject to Regulation 14A or 14C, other than as provided in Item 201 of Regulation S-K, or to the liabilities of Section 18 of the Exchange Act, as amended, except to the extent that Merchants specifically requests that such information be treated as soliciting material. Such information shall not be incorporated by reference into any future filing under the Securities Act or Exchange Act, each as amended, except to the extent that Merchants specifically incorporates it by reference into such filing.

Securities Authorized for Issuance under Equity Compensation Plans

Merchants maintains equity compensation plans: the 2008 Deferred Compensation Plan for Non-Employee Directors and Trustees (the “deferred compensation plan”) and the Long Term Incentive/Stock Option Plan (the “stock option plan”). Each of these plans has been approved by Merchants’ stockholders. The following table includes information as of December 31, 2010 about these plans which provide for the issuance of common stock in connection with the exercise of stock options and other share-based awards.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Equity Compensation Plans Approved by Security Holders	126,724(a)	$22.82(b)	611,693
Equity Compensation Plans Not Approved by Security Holders	--	--	--
Total	126,724	$22.82	611,693

(a)

This number does not include an aggregate of 327,100 shares then outstanding under the deferred compensation plan.

(b)

This price reflects the weighted-average exercise price of outstanding stock options.

Purchases of Issuer Equity Securities by the Issuer

The following table provides information with respect to purchases Merchants made of its common stock during the three months ended December 31, 2010:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 – 31, 2010	--	--	--	56,525
November 1 – 30, 2010	--	--	--	56,525
December 1 – 31, 2010	--	--	--	56,525
Total	--	--	--

Merchants extended, through January 2012, its stock buyback program, originally adopted in January 2007. Under the program Merchants may repurchase 200,000 shares of its common stock on the open market from time to time, and has purchased 143,475 shares at an average price per share of $22.94 since the program's adoption in 2007. Merchants did not repurchase any of its shares during 2010, and does not expect to repurchase shares in the near future.

As of March 3, 2011, Merchants had 831 registered shareholders. Merchants declared and distributed dividends totaling $1.12 per share during 2010. In January 2011, Merchants declared a dividend of $0.28 per share, which was paid on February 17, 2011, to shareholders of record as of February 3, 2011. Future dividends will depend upon the financial condition and earnings of Merchants and its subsidiaries, its need for funds and other factors, including applicable government regulations.

ITEM 6—SELECTED FINANCIAL DATA

The supplementary financial data presented in the following tables contain information highlighting certain significant trends in Merchants’ financial condition and results of operations over an extended period of time.

The following information should be analyzed in conjunction with Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations and with the audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

Merchants Bancshares, Inc.

Five Year Summary of Financial Data

	At or For the Years Ended December 31,
(In thousands except share and per share data)	2010	2009	2008	2007	2006
Results for the Year
Interest and Dividend Income	$60,262	$66,340	$68,582	$64,599	$61,997
Interest Expense	11,107	16,224	24,929	26,386	23,289
Net Interest Income	49,155	50,116	43,653	38,213	38,708
Provision (Credit) for Loan Losses	(1,750)	4,100	1,525	1,150	--
Net Interest Income after Provision (Credit) for Loan Losses	50,905	46,016	42,128	37,063	38,708
Noninterest Income	11,631	10,315	8,658	9,344	8,188
Noninterest Expense	42,427	40,098	35,101	32,288	32,724
Income before Income Taxes	20,109	16,233	15,685	14,119	14,172
Provision for Income Taxes	4,648	3,754	3,768	3,261	3,301
Net Income	$15,461	$12,479	$11,917	$10,858	$10,871

Share Data
Basic Earnings per Common Share	$2.51	$2.04	$1.96	$1.77	$1.73
Diluted Earnings per Common Share	$2.51	$2.04	$1.96	$1.76	$1.73
Cash Dividends Declared per Common Share	$1.12	$1.12	$1.12	$1.12	$1.12
Weighted Average Common Shares Outstanding (1)	6,167,446	6,105,909	6,069,653	6,148,494	6,275,709
Period End Common Shares Outstanding (2)	6,186,363	6,141,823	6,061,182	6,096,737	6,196,328
Year-end Book Value	$16.95	$15.65	$13.89	$13.05	$11.87
Year-end Book Value (2)	$16.06	$14.82	$13.15	$12.35	$11.25

Key Performance Ratios
Return on Average Shareholders' Equity (4)	16.18%	14.73%	15.91%	15.37%	16.24%
Return on Average Assets	1.07%	0.91%	0.93%	0.96%	0.98%
Tier 1 Leverage Ratio	7.90%	7.67%	7.42%	8.14%	8.24%
Tangible Equity Ratio	6.68%	6.34%	5.94%	6.42%	5.93%
Allowance for Loan Losses to Total Loans at Year-end	1.11%	1.19%	1.05%	1.09%	1.00%
Nonperforming Loans as a Percentage of Total Loans	0.45%	1.58%	1.37%	1.26%	0.39%
Net Interest Margin	3.65%	3.80%	3.58%	3.56%	3.69%

Average Balances
Total Assets	$1,438,730	$1,376,054	$1,276,855	$1,131,588	$1,110,701
Earning Assets	1,379,475	1,326,326	1,220,393	1,075,367	1,050,123
Gross Loans	912,363	901,582	781,645	713,119	648,713
Investments (3)	437,058	388,215	428,198	325,860	394,611
Total Deposits	1,053,503	1,003,778	923,863	873,674	857,022
Shareholders' Equity (4)	95,580	84,706	74,916	70,661	66,959

At Year-End
Total Assets	$1,487,644	$1,434,861	$1,340,823	$1,170,743	$1,136,958
Gross Loans	910,794	918,538	847,127	731,508	689,283
Allowance for Loan Losses	10,135	10,976	8,894	8,002	6,911
Investments (3)	475,386	417,441	440,132	370,704	345,059
Total Deposits	1,092,196	1,043,319	930,797	867,437	877,352
Shareholders' Equity (4)	99,331	90,625	79,310	75,307	69,697

(1)

Weighted average common shares outstanding includes an average of 318,549; 317,288; 315,130; 319,357; and 313,079 shares held in Rabbi Trusts for deferred compensation plans for directors for 2010, 2009, 2008, 2007, and 2006, respectively.

(2)

Period end common shares outstanding and this book value includes 327,100; 326,453; 323,754; 325,789; and 323,038 shares held in Rabbi Trusts for deferred compensation plans for directors for 2010, 2009, 2008, 2007, and 2006, respectively.

(3)

Includes Federal Home Loan Bank stock.

(4)

Reflects a prior period adjustment to retained earnings of $(387) thousand for 2010, 2009 and 2008.

Merchants Bancshares, Inc.

Summary of Quarterly Financial Information

(Unaudited)

(In thousands except per share data)	2010					2009
	Q4	Q3	Q2	Q1	Year	Q4	Q3	Q2	Q1	Year
Interest and Dividend Income	$14,404	$15,169	$15,457	$15,232	$60,262	$16,013	$16,579	$16,713	$17,035	$66,340
Interest Expense	2,585	2,739	2,816	2,967	11,107	3,309	3,883	4,338	4,694	16,224
Net Interest Income	11,819	12,430	12,641	12,265	49,155	12,704	12,696	12,375	12,341	50,116
Provision for Loan Losses	(1,950)	(400)	--	600	(1,750)	600	600	2,000	900	4,100
Noninterest Income	2,541	3,025	3,155	2,910	11,631	3,378	2,602	2,406	1,929	10,315
Noninterest Expense	13,337	10,003	9,621	9,466	42,427	10,418	9,803	10,335	9,542	40,098
Income before Income Taxes	2,973	5,852	6,175	5,109	20,109	5,064	4,895	2,446	3,828	16,233
Provision for Income Taxes	429	1,350	1,589	1,280	4,648	1,268	1,181	383	922	3,754
Net Income	$ 2,544	$ 4,502	$ 4,586	$ 3,829	$15,461	$ 3,796	$ 3,714	$ 2,063	$ 2,906	$12,479
Basic Earnings Per Share	$ 0.41	$ 0.73	$ 0.74	$ 0.62	$ 2.51	$ 0. 62	$ 0.61	$ 0.34	$ 0.48	$ 2.04
Diluted Earnings Per Share	0.41	0.73	0.74	0.62	2.51	0.62	0.61	0.34	0.48	2.04
Cash Dividends Declared and Paid Per Share	$ 0.28	$ 0.28	$ 0.28	$ 0.28	$ 1.12	$ 0.28	$ 0.28	$ 0.28	$ 0.28	$ 1.12

ITEM 7—	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Merchants’ significant accounting policies are described in more detail in Note 1 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. Management believes the following accounting policies are the most critical to the preparation of the consolidated financial statements.

Allowance for Credit Losses: The allowance for credit losses (“Allowance”) includes the allowance for loan losses and the reserve for undisbursed lines of credit. The Allowance, which is established through the provision for credit losses, is based on Management’s evaluation of the level of allowance required in relation to the estimated losses in the loan portfolio and undisbursed lines of credit. Management believes the Allowance is a significant estimate and therefore evaluates it for adequacy each quarter. When determining the appropriate amount of the Allowance, Management considers factors such as previous loss experience, the size and composition of the loan portfolio, current economic and real estate market conditions, the performance of individual loans in relation to contract terms, and the estimated fair value of collateral that secures the loans. The use of different estimates or assumptions could produce a different Allowance.

Income Taxes: Merchants estimates its income taxes for each period for which a statement of income is presented. This involves estimating Merchants’ actual current tax exposure, as well as assessing temporary differences resulting from differing timing of recognition of expenses, income and tax credits, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in Merchants’ consolidated balance sheets. Merchants must also assess the likelihood that any deferred tax assets will be recovered from future taxable income and, to the extent that recovery is not likely, a valuation allowance must be established. Significant management judgment is required in determining income tax expense, and deferred tax assets and liabilities. As of December 31, 2010 Merchants determined that no valuation allowance for deferred tax assets was necessary.

Valuation of Investment Securities: Management evaluates securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. When an other-than-temporary impairment has occurred, the amount of the other-than-temporary impairment recognized in earnings depends on whether Merchants intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss. To determine whether an impairment is other-than-temporary, Merchants considers all available information relevant to the collectability of the security, including past events, current conditions, and reasonable and supportable forecasts when developing estimates of cash flows expected to be collected. Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to year-end, forecasted performance of the investee, and the general market conditions in the geographic area or industry the investee operates in.

If Merchants intends to sell the security or it is more likely than not that Merchants will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss, the other-than-temporary impairment is recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. If Merchants does not intend to sell the security and it is not more likely than not that Merchants will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss, the other-than-temporary impairment is separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to other factors is recognized in other comprehensive income, net of applicable income taxes.

Investment Portfolio Prepayment Assumption: Merchants uses a three month historical average prepayment speed to determine amortization and accretion of premiums and discounts on its investment portfolio. The use of a different assumption could produce a different amount of amortization and accretion which would affect net interest income.

GENERAL

The following discussion and analysis of financial condition and results of operations of Merchants and its subsidiaries for the three years ended December 31, 2010 should be read in conjunction with the Consolidated Financial Statements and Notes thereto and selected statistical information appearing elsewhere in this Form 10-K. The information about asset yields, interest rate spreads and net interest margins is discussed on a fully taxable equivalent basis. The financial condition and results of operations of Merchants essentially reflect the operations of its principal subsidiary, Merchants Bank. Certain statements contained in this section constitute “Forward-Looking Statements” and are subject to certain risks and uncertainties described in this Annual Report on Form 10-K under the headings “Forward-Looking Statements” and “Risk Factors.”

RESULTS OF OPERATIONS

Overview

Merchants realized net income of $15.46 million, $12.48 million and $11.92 million for the years ended December 31, 2010, 2009 and 2008, respectively. Basic earnings per share were $2.51, $2.04 and $1.96 and diluted earnings per share were $2.51, $2.04 and $1.96 for the years ended December 31, 2010, 2009 and 2008, respectively. Merchants declared and distributed total dividends of $1.12 per share each year during 2010, 2009 and 2008, respectively. On January 20, 2011, Merchants declared a dividend of $0.28 per share, which was paid on February 17, 2011, to shareholders of record as of February 3, 2011.

Net income as a percentage of average equity capital was 16.18%, 14.73% and 15.91%, for 2010, 2009, and 2008, respectively. Net income as a percentage of average assets was 1.07%, 0.91% and 0.93% for 2010, 2009 and 2008, respectively.

•

Net interest income – Merchants’ taxable equivalent net interest income decreased $33 thousand to $50.35 million for 2010 compared to 2009. Merchants’ taxable equivalent net interest margin decreased to 3.65% from 3.80% over the same time period.

•

Provision for Credit Losses – Merchants recorded a negative provision for credit losses of $1.75 million for 2010 compared to $4.10 million for 2009. Improvements in asset quality and net recoveries for 2010 were the primary factors behind the credit provision for the year.

•

Loans – Loans at the end of 2010 were $910.79 million, a $7.74 million decrease over 2009 ending balances.

•

Deposits - Merchants’ year-end deposit balances increased $48.88 million to $1.09 billion at December 31, 2010 from $1.04 billion at December 31, 2009. Merchants experienced continued migration away from its time deposits into transaction account categories during 2010.

•

Long-term debt prepayment - Merchants prepaid a total of $46.50 million in long term debt during 2010. Merchants paid a prepayment penalty of $3.07 million in conjunction with the transaction and will save approximately $1.74 million in interest expense in 2011. Merchants prepaid a total of $60.63 million in long term debt during 2009, resulting in a $1.55 million prepayment penalty.

Net Interest Income

2010 compared with 2009

As shown on the accompanying schedule “Distribution of Assets, Liabilities and Shareholders’ Equity; Interest Rates and Net Interest Margin”, Merchants’ taxable equivalent net interest income decreased $33 thousand to $50.35 million for 2010 compared to $50.38 million for 2009. Merchants’ taxable equivalent net interest margin decreased to 3.65% for 2010 compared to 3.80% for 2009. Although Merchants’ average earning assets for the year increased $53.15 million to $1.38 billion, the rate on those earning assets decreased 57 basis points to 4.45% from 5.02% for 2009. Most of the growth in average interest earning assets was in the investment portfolio, where the average annual balance increased $48.84 million to $437.06 million. The investment portfolio also accounted for much of the decrease in the average rate on interest earning assets. The average yield on investments decreased 155 basis points to 3.24% for 2010 compared to 4.79% for 2009. There are several reasons for this yield decrease:

•

Over 80% of Merchants investment portfolio is in mortgage related product which experienced very high prepayment rates during 2010, resulting in rapid premium amortization and increased cash flow that was reinvested at current, lower rates.

•

Over the last 18 months Merchants has purchased callable agency paper with yields that step up at specified intervals if not called. Generally the first call date is six months to one year from the origination date, and the yield to the first call is more attractive than a comparable treasury. Call activity was brisk during 2010 and was reinvested at lower rates, further exacerbating overall margin compression.

•

Merchants has chosen to reinvest cash flow from the portfolio in short, high quality bonds instead of taking on credit or extension risk to obtain a higher yield.

Annual average loans increased $10.78 million to $912.36 million during 2010, and the average yield on the loan portfolio decreased by only 13 basis points to 5.18% during the year, in spite of the very low interest rate environment. The prime lending rate was unchanged throughout the year, and credit spreads remained fairly consistent, resulting in new loans coming onto the books at rates consistent with the existing portfolio. Additionally, over 75% of Merchants loan portfolio is in fixed rate product, this also helped stabilize the average rate on the loan portfolio.

Merchants deposit growth during 2010 was strong, average deposits increased $49.73 million to $1.05 billion during 2010. Of this increase in average deposits $14.88 million, or 29.9%, was in the non-interest bearing demand deposit category. The average cost of interest bearing deposits dropped by 47 basis points to 0.61% during the year. This 44% drop in the cost of interest bearing deposits was a result of the very low interest rate environment combined with a continued shift in the mix of deposits away from more expensive time categories into transaction accounts. Average time deposits as a percentage of total average deposits decreased to 35.6% for 2010 compared to 40.7% for 2009. Merchants experienced strong growth in its municipal cash management products, these balances are part of the category “Securities sold under agreements to repurchase, short-term” on the accompanying schedule. Average balances during 2010 increased $63.87 million, and, because these balances are priced as part of an overall relationship, the average cost of these deposit increased 37 basis points to 0.94% during 2010.

Merchants continued to reduce its dependency on wholesale funding during 2010 and prepaid a total of $46.50 million in long-term securities sold under agreements to repurchase at an average rate of 3.74% during the fourth quarter of 2010. Merchants incurred a prepayment penalty of $3.07 million in conjunction with the prepayment. Because the entire prepayment occurred in the fourth quarter and $20 million was on the last day of the year, the annual average balance in this category only decreased $3.94 million.

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

Merchants deposit growth during 2009 was very strong, total average deposits increased to $1.00 billion, a $79.92 million, or 8.6% increase over average balances for 2008. The average cost of interest bearing deposits for 2009 was 1.08%, a decrease of 94 basis points from 2008. This decrease is largely a result of the low interest rate environment during all of 2009, and, to a lesser extent, a result of a slight shift in the make up of interest bearing deposits toward lower cost transaction accounts from time deposits. Merchants also had great success in growing its cash management sweep product during 2009. This category is titled “Securities sold under agreements to repurchase, short-term” on the accompanying schedule. Average balances in this product increased $24.02 million to $108.30 million at an average rate of 0.57% for 2009 from $84.28 million at an average rate of 1.90% for 2008. Merchants also reduced its dependence on wholesale borrowing during 2009 and prepaid a total of $60.63 million in FHLB debt, at an average rate of 3.74%, over the course of 2009. Merchants incurred a prepayment penalty of $1.55 million in conjunction with the prepayment. Because $42.63 million of the prepayment occurred in the second half of the year, and most of that was in the last two months of the year, the annual average balance in this category only decreased by $10.08 million for 2009 compared to 2008.

Merchants closed its private placement of an aggregate of $20 million of trust preferred securities on December 15, 2004. The securities carried a fixed rate of interest at 5.95% through December 2009 at which time the rate became variable and adjusts quarterly at a fixed spread over three month LIBOR. Merchants has entered into two interest rate swap arrangements for its trust preferred issuance. The swaps fix the interest rate on $10 million at 6.50% for three years and at 5.23% for seven years for the balance of $10 million. The swaps were effective beginning on December 15, 2009. Merchants’ blended cost of the trust preferred issuance beginning in December 2009 is 5.87% for a five-year average term. The impact on net interest income for 2010, 2009 and 2008 from the interest expense on the trust preferred securities was $1.19 million per year. The trust preferred securities mature on December 31, 2034, and are redeemable without penalty at Merchants’ option, subject to prior approval by the FRB, beginning December 15, 2009.

The following table presents the condensed annual average balance sheets for 2010, 2009, and 2008. The total dollar amount of interest income from assets and the related yields are calculated on a taxable equivalent basis:

Merchants Bancshares, Inc.

Distribution of Assets, Liabilities and Shareholders' Equity; Interest Rates and Net Interest Margin

	2010			2009			2008
		Interest	Average		Interest	Average		Interest	Average
Taxable equivalent	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(In thousands)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS:
Investment securities: (a)
U.S. Treasury and Agencies	$419,252	$13,688	3.26%	$344,086	$16,874	4.90%	$362,203	$19,463	5.37%
Other, including FHLB Stock	17,806	452	2.54%	44,129	1,713	3.88%	65,995	2,157	3.27%
Total investment securities	437,058	14,140	3.24%	388,215	18,587	4.79%	428,198	21,620	5.05%

Loans, including fees on loans:
Commercial	167,526	7,301	4.36%	150,302	6,552	4.36%	97,977	5,823	5.94%
Real Estate	737,402	39,600	5.37%	743,582	40,961	5.51%	676,184	40,404	5.98%
Consumer	7,435	333	4.48%	7,698	398	5.17%	7,484	466	6.23%
Total loans (b) (c)	912,363	47,234	5.18%	901,582	47,911	5.31%	781,645	46,693	5.97%

Federal funds sold, securities sold under agreements to repurchase and interest bearing deposits with banks	30,054	81	0.27%	36,529	107	0.29%	10,551	351	3.33%
Total earning assets	1,379,475	61,455	4.45%	1,326,326	66,605	5.02%	1,220,394	68,664	5.63%

Allowance for loan losses	(10,609)			(10,430)			(8,415)
Cash and cash equivalents	24,460			25,857			34,931
Premises and equipment	13,583			11,935			11,196
Other assets	31,821			22,366			18,749
Total assets	$1,438,730			$1,376,054			$1,276,855

LIABILITIES AND SHAREHOLDERS EQUITY:
Interest bearing deposits:
Savings, money market & NOW Accounts	$548,788	$1,461	0.27%	$479,951	$1,901	0.40%	$427,802	$3,876	0.91%
Time deposits	374,768	4,153	1.11%	408,761	7,704	1.88%	376,579	12,370	3.28%
Total interest bearing deposits	923,556	5,614	0.61%	888,712	9,605	1.08%	804,381	16,246	2.02%
Federal funds purchased and Federal Home Loan Bank short-term borrowings	2,730	4	0.15%	7,100	20	0.29%	5,102	82	1.61%
Securities sold under agreements to repurchase, short-term	172,165	1,619	0.94%	108,295	621	0.57%	84,280	1,604	1.90%
Securities sold under agreements to repurchase, long-term (d)	50,056	1,818	3.63%	54,000	1,970	3.65%	62,046	2,193	3.53%
Other long-term debt	31,179	863	2.77%	83,676	2,818	3.37%	93,753	3,614	3.85%
Junior subordinated debentures issued to unconsolidated subsidiary trust	20,619	1,189	5.77%	20,619	1,190	5.77%	20,619	1,190	5.77%
Total borrowed funds	276,749	5,493	1.98%	273,690	6,619	2.42%	265,800	8,683	3.27%
Total interest bearing liabilities	1,200,305	11,107	0.93%	1,162,402	16,224	1.40%	1,070,181	24,929	2.33%

Demand deposits	129,947			115,066			119,482
Other liabilities	12,898			13,880			12,276
Shareholders' equity	95,580			84,706			74,916
Total liabilities & shareholders' equity	$1,438,730			$1,376,054			$1,276,855

Net interest income (b)		$50,348			$50,381			$43,735
Tax equivalent adjustment		(1,193)			(265)			(82)
Net interest income per book		$49,155			$50,116			$43,653

Yield spread			3.53%			3.62%			3.30%

Net interest margin (b)			3.65%			3.80%			3.58%

(a)

Available for sale securities and held to maturity securities are included at amortized cost.

(b)

Tax exempt interest has been converted to a tax equivalent basis using the Federal tax rate of 35%.

(c)

Includes principal balance of non-accrual loans and fees on loans.

(d)

Excludes prepayment penalty of $3.07 million which was part of noninterest expense.

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

Merchants Bancshares, Inc.

Analysis of Changes in Fully Taxable Equivalent Net Interest Income

	2010 vs 2009
				Due to
			Increase			Volume/
(In thousands)	2010	2009	(Decrease)	Volume	Rate	Rate
Fully taxable equivalent interest income:
Loans	$ 47,234	$ 47,911	$ (677)	$ 573	$ (1,235)	$ (15)
Investments	14,140	18,587	(4,447)	2,339	(6,028)	(758)
Federal funds sold, securities sold under
agreements to repurchase and interest
bearing deposits with banks	81	107	(26)	(19)	(8)	1
Total interest income	61,455	66,605	(5,150)	2,893	(7,271)	(772)
Less interest expense:
Savings, money market & NOW accounts	1,461	1,901	(440)	273	(623)	(90)
Time deposits	4,153	7,704	(3,551)	(641)	(3,174)	264
Federal Funds purchased and Federal Home Loan Bank short-term borrowings	4	20	(16)	(13)	(10)	7
Securities sold under agreements to repurchase, short-term	1,619	621	998	366	398	234
Securities sold under agreements to repurchase, long-term	1,818	1,970	(152)	(144)	(9)	1
Other long-term debt	863	2,818	(1,955)	(1,768)	(502)	315
Junior subordinated debentures issued to unconsolidated subsidiary trust	1,189	1,190	(1)	--	--	(1)
Total interest expense	11,107	16,224	(5,117)	(1,927)	(3,920)	730
Net interest income	$ 50,348	$ 50,381	$ (33)	$ 4,820	$ (3,351)	$ (1,502)

	2009 vs 2008
				Due to
			Increase			Volume/
(In thousands)	2009	2008	(Decrease)	Volume	Rate	Rate
Fully taxable equivalent interest income:
Loans	$ 47,911	$ 46,693	$ 1,218	$ 7,165	$ (5,156)	$ (791)
Investments	18,587	21,620	(3,033)	(2,019)	(1,118)	104
Federal funds sold, securities sold under agreements to repurchase and interest bearing deposits with banks	107	351	(244)	864	(320)	(788)
Total interest income	66,605	68,664	(2,059)	6,010	(6,594)	(1,475)
Less interest expense:
Savings, money market & NOW accounts	1,901	3,876	(1,975)	473	(2,182)	(266)
Time deposits	7,704	12,370	(4,666)	1,057	(5,272)	(451)
Federal funds purchased and Federal Home Loan Bank short-term borrowings	20	82	(62)	32	(67)	(27)
Securities sold under agreements to repurchase, short-term	621	1,604	(983)	457	(1,121)	(319)
Securities sold under agreements to repurchase, long-term	1,970	2,193	(223)	(284)	71	(10)
Other long-term debt	2,818	3,614	(796)	(388)	(457)	49
Junior subordinated debentures issued to unconsolidated subsidiary trust	1,190	1,190	--	--	--	--
Total interest expense	16,224	24,929	(8,705)	1,347	(9,028)	(1,024)
Net interest income	$ 50,381	$ 43,735	$ 6,646	$ 4,663	$ 2,434	$ (451)

Provision for Credit Losses

The allowance for loan losses at December 31, 2010 was $10.14 million, 1.11% of total loans and 247% of non-performing loans, compared to the December 31, 2009 balance of $10.98 million, 1.19% of total loans and 76% of non-performing loans. Merchants recorded a negative provision for credit losses of $1.75 million during 2010 compared to a provision of $4.10 million in 2009. The decrease in the provision for 2010 was a result of net recoveries of previously charged off loans during 2010 totaling $802 thousand compared to net charge offs of $1.71 million during 2009, combined with improved asset quality during 2010. Non-performing loans decreased to $4.10 million at December 31, 2010 from $14.48 million at December 31, 2009. At December 31, 2010, $1.15 million of the non-performing loans had specific reserve allocations totaling $333 thousand, this compares to $8.39 million of the non-performing loans at December 31, 2009 with specific reserve allocations totaling $1.82 million.

Merchants had $191 thousand in Other Real Estate Owned (“OREO”) at December 31, 2010 and $655 thousand at December 31, 2009. Nonperforming assets as a percentage of total assets were 0.29% at December 31, 2010 compared to 1.05% at December 31, 2009. All of these factors are taken into consideration during Management’s quarterly review of the Allowance which Management continues to deem adequate under current market conditions. For a more detailed discussion of Merchants’ Allowance and nonperforming assets, see “Credit Quality and Allowance for Credit Losses.”

NONINTEREST INCOME AND EXPENSES

Noninterest income

2010 compared to 2009

Merchants’ noninterest income increased to $11.63 million for 2010 compared to $10.32 million for 2009. Excluding net gains on security sales and other than temporary impairment losses, noninterest income increased to $9.72 million for 2010 from $9.10 million for 2009. Income from Merchants’ Trust Company division increased to $2.16 million for 2010 compared to $1.72 million for 2009. This increase was a result of a combination of increased sales and improved market performance. Revenue related to service charges on deposits decreased to $4.93 million for 2010 compared to $5.67 million for 2009. This decrease is primarily a result of legislative changes relating to overdrafts that went into effect on August 15, 2010. Net overdraft fee revenue for 2010 decreased to $4.05 million compared to $4.73 million for 2009. Other noninterest income increased to $4.30 million for 2010 compared to $3.75 million for 2009. This increase is primarily a result of increased net debit card income. The Dodd-Frank Act authorizes the FRB to regulate debit card interchange fees; although the changes are aimed at large banks it is possible that all banks will be impacted. It is not possible to predict at this time what, if any, impact the changes will have on Merchants debit card revenue.

Merchants’ equity in losses of real estate limited partnerships was $1.67 million for 2010 compared to $2.05 million for 2009. Merchants accounts for its investment in these partnerships using the equity method. Losses generated by the partnerships are recorded as a reduction in Merchants’ investments in the Consolidated Balance Sheets and as a reduction of noninterest income in the Consolidated Statements of Income. Tax credits generated by the partnerships are recorded as a reduction in the income tax provision. Merchants finds these investments attractive because they provide a high targeted internal rate of return, and provide an opportunity to invest in affordable housing in the communities in which Merchants does business.

2009 compared to 2008

Merchants’ noninterest income increased by $1.66 million to $10.32 million for 2009 compared to $8.66 million for 2008. Excluding $1.22 million in gains on security transactions for 2009 and losses of $287 thousand in 2008, Merchants’ noninterest income increased $151 thousand to $9.10 million for 2009 compared to $8.95 million for 2008. Merchants’ Trust division income continued to decrease through the first three quarters of 2009 compared to 2008, but was higher for the fourth quarter of 2009 compared to the fourth quarter of 2008. Although the value of Trust division assets under management rebounded during 2009, values had not returned to their early 2008 levels. Service charges on deposits were $234 thousand higher in 2009 than 2008, primarily a result of slightly higher net overdraft fee revenue. Other non-interest income was positively impacted by a gain of $180 thousand on the sale of Merchants’ Windsor, VT office.

Noninterest expense

2010 compared to 2009

Merchants’ noninterest expense increased to $42.43 million for 2010 from $40.10 million for 2009. There were a number of changes in various categories that contributed to this overall increase. The largest increase for 2010 was due to a $3.07 million prepayment penalty incurred as a result of prepaying $46.50 million in long term repurchase agreements. This compares to prepayment penalties on long-term debt totaling $1.55 million for 2009. Salaries and wages increased to $16.03 million for 2010 compared to $14.51 million for 2009. Merchants added staff in its corporate banking and trust areas during 2010. Additionally, Merchants’ strong results for 2010 compared to 2009 have led to a higher incentive accrual for 2010. Merchants’ FDIC insurance expense for 2010 is lower than 2009 as a result of the $630 thousand special assessment recorded during the second quarter of 2009. Additionally, Merchants booked expense recoveries and gains during 2010 related to sales of OREO properties leading to a negative year to date expense of $298 thousand compared to an expense of $142 thousand for all of 2009.

2009 compared to 2008

Total noninterest expense increased 14.2% to $40.10 million for 2009 compared to $35.10 million for 2008. There are several reasons for this increase. Salaries and wages increased $780 thousand, or 5.7%, to $14.51 million for 2009 compared to $13.73 million for 2008. Normal pay increases and a higher incentive payout for 2009 compared to 2008 combined with additional staff hired in the corporate banking, government banking and trust areas in late 2008 and 2009 contributed to the increase over the prior periods. Employee benefits increased $475 thousand, or 12.3%, to $4.35 million for 2009 compared to $3.87 million for 2008. The largest year-over-year increase was Merchants’ pension plan expenses, which increased $391 thousand comparing 2009 to 2008. The increases in the remaining categories are directly related to increases in salaries. Merchants’ total FDIC insurance expense increased $1.61 million to $1.96 million for 2009 compared to $356 thousand for 2008. Merchants recorded a $630 thousand expense related to the FDIC’s special assessment during the second quarter of 2009. Additionally, Merchants’ regular FDIC insurance assessment, excluding the special assessment, increased $978 thousand to $1.33 million for 2009, compared to 2008, due to both an increase in the FDIC’s assessment rates and an increase in deposits. Merchants prepaid $60.63 million in FHLB debt during 2009, resulting in a $1.55 million prepayment penalty. No FHLB prepayment penalties were incurred in 2008.

Income Taxes

Merchants recognized $2.03 million, $1.80 million, and $1.70 million, respectively, during 2010, 2009, and 2008, in low-income housing, historic rehabilitation and qualified school construction bond tax credits as a reduction in the provision for income taxes; this resulted in an effective tax rate of 23.1%, 23.1%, and 24.0%, for 2010, 2009, and 2008, respectively. As of December 31, 2010, Merchants had a net deferred tax asset of $2.93 million arising from temporary differences between Merchants’ book and tax reporting. This net deferred tax asset is included in Other assets in the Consolidated Balance Sheets.

BALANCE SHEET ANALYSIS

Merchants’ year-end total assets increased $52.78 million, or 3.7% to $1.49 billion at year end 2010 from $1.43 billion at year end 2009, while Merchants’ average earning assets increased by $53.15 million, or 4.0%, to $1.38 billion at December 31, 2010 from $1.33 billion at December 31, 2009.

Loans

Average loans for 2010 were $912.36 million, a $10.78 million increase over average loans for 2009 of $901.58 million. Loans at December 31, 2010 totaled $910.79 million, a $7.74 million decrease over 2009 ending balances. Balances were flat to down in all segments of the loan portfolio with the exclusion of Municipal categories. Loan demand remained weak during most of 2010 with many borrowers choosing to pay down existing obligations instead of taking on additional debt in the uncertain economic environment.

The composition of Merchants’ loan portfolio is shown in the following table:

	As of December 31,
(In thousands)	2010	2009	2008	2007	2006
Commercial, Financial & Agricultural	$ 112,514	$ 113,980	$ 126,266	$ 90,751	$ 72,985
Municipal	72,261	44,753	2,766	1,989	527
Real Estate – Residential	422,981	435,273	395,834	356,472	323,885
Real Estate – Commercial	279,896	290,737	273,526	234,675	250,526
Real Estate – Construction	16,420	25,146	40,357	39,347	33,167
Installment	6,284	7,711	7,670	7,220	7,133
All Other Loans	438	938	708	1,054	1,060
	$ 910,794	$ 918,538	$ 847,127	$ 731,508	$ 689,283

Totals above are shown net of deferred loans fees of $(80) thousand, $(140) thousand, $(74) thousand, $22 thousand, and $95 thousand, for 2010, 2009, 2008, 2007, and 2006, respectively.

Balances of real estate construction loans were $16.42 million at December 31, 2010, a decrease of $8.73 million since December 31, 2009. During 2010, several commercial construction projects financed by Merchants were successfully completed and were converted to term financing and several other projects were paid down. Merchants remains focused on managing construction loans in a prudent manner, including ongoing oversight and review of construction loan draws and lien releases.

Balances outstanding to municipalities and schools have grown to $72.26 million at December 31, 2010 from $2.77 million at December 31, 2008, a result of the establishment of a dedicated Government Banking unit in late 2008. The majority of loans in this category consist of bank-qualified, short term notes with repayment generally derived from voter-approved tax payments. These credits are fully underwritten by the bank and typically reflect lower inherent risk due to the short term nature of the loan and the taxing authority of the municipal borrower.

At December 31, 2010, Merchants serviced $3.32 million in residential mortgage loans for investors such as Federal government agencies, the Federal National Mortgage Association (“FNMA”) and the Federal Home Loan Mortgage Corporation (“FHLMC”), and other financial investors. This servicing portfolio continued to decrease during 2010. Merchants has not sold a residential mortgage on the secondary market in over ten years. Servicing revenue is not expected to be a significant revenue source in the future.

The following table presents the distribution of the varying contractual maturities of the loan portfolio at December 31, 2010:

(In thousands)	One Year Or Less	Over One Through 5 Years	Over Five Years	Total
Commercial Financial & Agricultural	$ 38,477	$ 57,390	$ 16,647	$ 112,514
Municipal	45,731	8,199	18,331	72,261
Real Estate – Residential	8,528	63,195	351,258	422,981
Real Estate – Commercial	26,830	154,318	98,748	279,896
Real Estate – Construction	10,528	5,376	516	16,420
Installment	3,824	2,347	113	6,284
All Other	438	--	--	438
	$ 134,356	$ 290,825	$ 485,613	$ 910,794

The following table presents the loans maturing after one year which have predetermined interest rates and floating or adjustable interest rates as of December 31, 2010:

(In thousands)	Fixed	Adjustable
Commercial Financial & Agricultural	$ 38,090	$ 35,946
Municipal	26,530	--
Real Estate – Residential	383,591	30,863
Real Estate – Commercial	172,842	80,223
Real Estate – Construction	4,258	1,634
Installment	2,453	8
	$ 627,764	$ 148,674

Investments

The investment portfolio is used to generate interest income, manage liquidity and mitigate interest rate sensitivity. Merchants’ year-end investment portfolio increased $57.95 million to $466.76 million at December 31, 2010 from $408.81 million at December 31, 2009. Merchants worked to redeploy excess cash into the investment portfolio during 2010, but found it challenging to find high quality investments at an acceptable yield without significant credit or extension risk in the low interest rate environment that existed throughout 2010. Merchants purchased bonds with a total par value of $354.23 million during 2010, all bonds purchased during the year were agency backed paper. Merchants also took advantage of favorable pricing during 2010 and locked in unrealized gains in the investment portfolio by selectively selling certain bonds. During 2010 Merchants sold bonds with a total par value of $56.16 million for a net gain of $2.08 million.

The composition of Merchants’ investment portfolio at carrying amounts is shown in the following table:

	As of December 31,
(In thousands)	2010	2009	2008
Available for Sale:
U.S. Treasury obligations	$ 250	$ 250	$ 254
U.S. Agency obligations	47,788	40,378	--
FHLB obligations	11,457	13,249	7,101
Agency Residential Real Estate MBS	174,907	190,995	281,523
Commercial Real Estate MBS	--	--	16,143
Agency CMO	224,268	153,041	95,940
Non-Agency CMO	5,852	6,862	24,709
Asset Backed Securities	1,440	2,877	4,202
Total available for sale	465,962	407,652	429,872
Held to maturity:
Agency Residential Real Estate MBS	794	1,159	1,737
Total held to maturity	794	1,159	1,737
Total Securities	$ 466,756	$ 408,811	$ 431,609

Agency Mortgage Backed Securities (“MBS”) and Agency Collateralized Mortgage Obligations (“CMO”) consist of pools of residential mortgages which are guaranteed by the FNMA, FHLMC, or Government National Mortgage Association (“GNMA”) with various origination dates and maturities. Non-Agency CMOs and asset backed securities (“ABS”) are tracked individually by Merchants’ investment manager with updates on the performance of the underlying collateral provided at least quarterly. Additionally, Merchants’ investment manager performs stress testing of individual bonds that experience greater levels of market volatility.

The non-Agency CMO portfolio consists of four bonds, two with balances less than $100 thousand and an insignificant unrealized loss. Merchants performed no additional analysis on these bonds. Management has performed analyses on the remaining two bonds. One of the bonds, with a book value of $4.01 million and a fair value of $3.81 million at December 31, 2010, is rated AA by Fitch and Aa2 by Moody’s. Delinquencies have been fairly low and prepayment speeds for the bond during 2010 have been rapid leading to increased credit support. The second bond has a book value of $1.93 million and a fair value of $1.87 million. This bond is rated BB by Fitch and A- by S&P. Delinquencies on this bond have also been fairly low, particularly within Merchants’ tranche, and prepayment speeds have been high leading to increased credit support. Merchants’ investment advisor has assisted Management in running various cash flow analyses on the bonds to determine the likelihood of a principal loss in the future. In all cases the likelihood of a loss was determined to be remote.

The ABS portfolio consists of two bonds, one of which, with a book value of $357 thousand and a current market value of $349 thousand, carries an Agency guarantee. Merchants has performed no further analysis on this bond. The second bond in the ABS portfolio has insurance backing from Ambac. However, because of Ambac’s uncertain financial status, Merchants places no reliance on the insurance wrap in its impairment analysis. The bond is rated CC by Standard & Poor’s and B3 by Moody’s. Merchants has recorded impairment charges on this bond totaling $122 thousand during the first quarter of 2010 and the fourth quarter of 2008. The book value of the bond, net of the impairment charges, is $1.14 million, and its current market value is $1.09 million. This is the only bond in Merchants’ bond portfolio with subprime exposure. Principal payments received on the bond during 2010 total $293 thousand, and the fair value of the bond as a percentage of book value has steadily increased over the course of 2010. Merchants has performed the same analysis on this bond as on its non-Agency CMOs discussed above and considers its additional impairment temporary.

Merchants does not intend to sell the investment securities that are in an unrealized loss position, and it is unlikely that Merchants will be required to sell the investment securities before recovery of their amortized cost bases, which may be maturity.

The contractual final maturity distribution of the debt securities classified as available for sale and held to maturity as of December 31, 2010, are as follows:

SECURITIES AVAILABLE FOR SALE (at fair value):

(In thousands)	Within One Year	After One But Within Five Years	After Five But Within Ten Years	After Ten Years	Total
U.S. Treasury Obligations	$ 250	$ --	$ --	$ --	$ 250
U.S. Agency Obligations	--	9,042	30,902	7,844	47,788
FHLB Obligations	--	4,428	7,029	--	11,457
Agency Residential Real Estate MBS	2,146	7,425	36,877	128,459	174,907
Agency CMO	430	--	18,180	205,658	224,268
Non-Agency CMO	--	--	72	5,780	5,852
ABS	--	--	--	1,440	1,440
	$ 2,826	$ 20,895	$ 93,060	$ 349,181	$ 465,962
Weighted average investment yield	4.06%	3.22%	3.17%	2.22%	2.47%

SECURITIES HELD TO MATURITY (at amortized cost):

(In thousands)	Within One Year	After One But Within Five Years	After Five But Within Ten Years	After Ten Years	Total
Agency Residential Real Estate MBS	$ 3	$ 192	$ 85	$ 514	$ 794
Weighted average investment yield	6.80%	6.53%	6.68%	6.59%	6.58%

Actual maturities will differ from contractual maturities because borrowers may have rights to call or prepay obligations. Maturities of mortgage-backed securities and collateralized mortgage obligations are based on final contractual maturities.

As a member of the Federal Home Loan Bank (the “FHLB”) system, Merchants is required to invest in stock of the FHLB of Boston (the “FHLBB”) in an amount determined based on its borrowings from the FHLBB. At December 31, 2010 Merchants’ investment in FHLBB stock totaled $8.63 million. In early 2009, due to deterioration in its financial condition, the FHLBB placed a moratorium on redemption of stock in excess of required levels of ownership and suspended payment of quarterly dividends on its stock. No dividend income on FHLBB stock was recorded during 2010. On February 22, 2011, FHLBB announced net income of $106.60 million for 2010 compared to a net loss of $186.80 million for 2009. The 2009 loss was primarily driven by losses due to the other-than-temporary-impairment (“OTTI”) of its investment in private label MBS resulting in a credit loss of $444.10 million. FHLBB also announced the declaration of a dividend equal to an annual yield of 0.30% payable on March 2, 2011. FHLBB continues to be classified as “adequately capitalized” by its primary regulator. Based on current available information, Merchants does not believe that its investment in FHLBB stock is impaired. Merchants will continue to monitor its investment in FHLBB stock.

Other Assets

Bank Premises and Equipment increased to $14.37 million at year-end 2010 from $13.09 million at year-end 2009. During 2010, Merchants completely refurbished one of its facilities in the Burlington area, expanded a full service facility in the southern part of Vermont, and also expanded one of its facilities in the southern part of Vermont to a full service branch.

Investments in Real Estate Limited Partnerships increased $33 thousand. These partnerships provide affordable housing in the communities in which Merchants does business, and provide Merchants with an acceptable level of return on its investment.

On June 27, 2008, Merchants entered into two agreements effecting the sale and lease-back of its principal office in South Burlington, Vermont. The sale price of the building was $5.70 million and Merchants will lease back the property for an initial term of ten years and two optional terms of five years each. The base annual rent is $483 thousand for each of the first ten years, $557 thousand for each of years 11-15, and $612 thousand for each of years 16-20. The sale of the building generated a deferred gain of approximately $4.20 million which will be recognized over the term of the lease. Depreciation expense related to the building prior to the sale totaled $167 thousand annually.

Deposits

Merchants’ year-end deposit balances increased $48.88 million, or 4.7%, to $1.09 billion at December 31, 2010 from $1.04 billion at December 31, 2009. The composition of Merchants’ deposit balances is shown in the following table:

	As of December 31,
(In thousands)	2010	2009	2008
Demand	$ 141,412	$ 119,742	$ 117,728
Free Checking for Life®	239,016	234,028	182,580
Other Savings and NOW	55,947	47,837	38,424
Money Market Accounts	289,618	247,169	206,944
Time Deposits	366,203	394,543	385,121
	$ 1,092,196	$ 1,043,319	$ 930,797

Demand deposits have shown solid growth during 2010, increasing by $21.67 million to $141.41 million at year end 2010 from $119.74 million at the end of 2009. Deposits have continued to migrate away from time deposit categories during 2010. Time deposits as a percentage of total deposits have decreased from 37.8% at year end 2009 to 33.5% at the end of 2010. Merchants experienced strong growth in government and business banking during 2010, while also adding relationships across all business lines.

Time Deposits of $100 thousand and greater at December 31, 2010 and 2009 had the following schedule of maturities:

	As of December 31,
(In thousands)	2010	2009
Three Months or Less	$ 34,265	$ 49,230
Three to Six Months	27,121	31,612
Six to Twelve Months	43,413	39,522
One to Five Years	22,950	13,783
	$ 127,749	$ 134,147

Other Liabilities

Balances in Merchants’ cash management sweep product totaled $224.69 million at December 31, 2010 compared to $178.31 million at December 31, 2009. The balances are included with “Securities sold under agreements to repurchase and other short-term debt” on the accompanying consolidated balance sheet. The increase from 2009 to 2010 is primarily a result of strong growth in Merchants’ municipal portfolio. As mentioned previously Merchants’ prepaid $46.50 million in long term securities sold under agreements to repurchase, reducing that funding source to $7.50 million at December 31, 2010 from $54.00 million at December 31, 2009.

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

These hybrid securities qualify as regulatory capital for Merchants, up to certain regulatory limits. At the same time they are considered debt for tax purposes, and as such, interest payments are fully deductible. The trust preferred securities total $20.62 million, and carried a fixed rate of interest through December 2009 at which time the rate became variable and adjusts quarterly at a fixed spread over three month LIBOR. Merchants entered into two interest rate swap arrangements for its trust preferred issuance. The swaps fix the interest rate on $10 million at 6.50% for three years and at 5.23% for seven years for the balance of $10 million. The swaps were effective beginning on December 15, 2009. The trust preferred securities mature on December 31, 2034, and were redeemable at Merchants’ option, subject to prior approval by the FRB, beginning in December 2009.

CREDIT QUALITY AND ALLOWANCE FOR CREDIT LOSSES

The United States economy continued to be weak during 2010, with high unemployment rates and very high foreclosure rates in certain parts of the country. Although Vermont, Merchants’ primary market, has not been immune to this economic turmoil, the state has one of the lowest foreclosure rates in the country, home price depreciation has been muted, and the unemployment rate is better than the national average.

Credit quality

Stringent credit quality is a major strategic focus of Merchants. Although Merchants actively manages current nonperforming and classified loans, there is no assurance that Merchants will not have increased levels of problem assets in the future. The make up of the nonperforming pool is dynamic with accounts moving in and out of this category during the course of a quarter. The following table summarizes Merchants’ nonperforming loans (“NPL”) and nonperforming assets (“NPA”) as of December 31, 2006, through December 31, 2010:

(In thousands)	2010	2009	2008	2007	2006
Nonaccrual loans	$ 3,317	$ 14,296	$ 11,476	$ 9,018	$ 2,606
Loans greater than 90 days and accruing	384	88	57	57	--
Troubled debt restructured loans	403	97	110	156	92
Total nonperforming loans	4,104	14,481	11,643	9,231	2,698
OREO	191	655	802	475	258
Total nonperforming assets	$ 4,295	$ 15,136	$ 12,445	$ 9,706	$ 2,956

Non-performing loans decreased $10.38 million from $14.48 million at December 31, 2009 to $4.10 million at December 31, 2010. The reduction was the result of successful work out arrangements with various borrowers involving asset sales or refinancing through a third party. Of the total $4.10 million in nonperforming loans in the table above, $2.66 million are residential mortgages. Merchants’ residential first lien mortgage portfolio consists entirely of traditional mortgages which are fully underwritten, using conservative loan-to-value and debt-to-income ratio thresholds.

Management takes a proactive risk management approach by conducting periodic stress-testing of the existing residential loan portfolio and adjusting underwriting requirements, if necessary, based upon the results of the analysis. The assumptions used in the stress testing include: credit score migration; calculation of possible losses using conservative assumptions of market decline; review of life-of-loan delinquency levels relative to loan size and credit score; analysis of the portfolio by loan size, and distribution within the portfolio by loan-to value ratios. Based upon the results of assessments of the residential loan portfolio conducted in 2010 and 2009, management concluded that current reserve levels were adequate.

Management’s analysis indicates that, through a combination of conservatively valued collateral and, where needed, an appropriately allocated reserve, any additional loss exposure on current non-accruing loans is minimal.

Troubled debt restructurings (“TDR”) represent balances where the existing loan was modified by the bank involving a concession in rate, term or payment amount due to the distressed financial condition of the borrower. There were four restructured residential mortgages at December 31, 2010 with balances totaling $403 thousand, compared to two borrowers at December 31, 2009 with balances totaling $97 thousand. All TDRs at December 31, 2010 continue to pay as agreed according to the modified terms and are considered well-secured.

OREO at December 31, 2010 totaled $191 thousand the majority of which relates to one commercial real estate parcel which is carried at estimated fair value less estimated costs to sell.

Excluded from the nonperforming balances discussed above are Merchants’ loans that are 30 to 89 days past due, which are not necessarily considered classified or impaired. Loans 30 to 89 days past due as a percentage of total loans as of the periods indicated are presented in the following table:

Year Ended	30-89 Days
December 31, 2010	0.14%
December 31, 2009	0.09%
December 31, 2008	0.16%
December 31, 2007	0.09%
December 31, 2006	0.08%

Merchants’ policy is to classify a loan 90 days or more past due with respect to principal or interest, as well as any loan where Management does not believe it will collect all principal and interest in accordance with contractual terms, as a nonaccruing loan, unless the ultimate collectability of principal and interest is assured. Income accruals are suspended on all nonaccruing loans, and all previously accrued and uncollected interest is charged against current income. A loan remains in nonaccruing status until the factors which suggest doubtful collectability no longer exist, the loan is liquidated, or when the loan is determined to be uncollectible, and is charged off against the allowance for loan losses. In those cases where a nonaccruing loan is secured by real estate, Merchants can, and may, initiate foreclosure proceedings. The result of such action will either be to cause repayment of the loan with the proceeds of a foreclosure sale or to give Merchants possession of the collateral in order to manage a future resale of the real estate. Foreclosed property is recorded at the lower of its cost or estimated fair value, less any estimated costs to sell. Any cost in excess of the estimated fair value on the transfer date is charged to the allowance for loan losses, while further declines in market values are recorded as OREO expense in the consolidated statement of income. Impaired loans, which primarily consist of non-accruing residential mortgage and commercial real estate loans, totaled $4.10 million and $14.48 million at December 31, 2010 and 2009, respectively, and are included as nonaccrual loans in the table above. At December 31, 2010, $1.15 million of impaired loans had specific reserve allocations totaling $333 thousand.

Total substandard loans at December 31, 2010 totaled $19.55 million and include $1.48 million of the impaired loans discussed above and another $18.07 million of loans that continue to accrue interest. Loans identified as substandard have well-defined weaknesses that, if not addressed, could result in a loss to the Bank. These accruing substandard loans have generally continued to pay promptly and Management conducts regularly scheduled comprehensive reviews of the borrowers’ financial condition, payment performance, accrual status and collateral. These reviews also ensure that these troubled accounts are properly administered with a focus on loss mitigation and that any potential loss exposures are appropriately quantified, and reserved for. The findings of this review process are a key component in assessing the adequacy of Merchants’ Loan Loss Reserve.

Substandard accruing loans reflect a $1.88 million increase in balances since December 31, 2009. Accruing substandard loans related to owner occupied commercial real estate total $10.47 million at December 31, 2010; investor real estate loans total $5.50 million; commercial construction loans total $303 thousand, and $1.80 million in substandard loans are outstanding to corporate borrowers in a variety of different industries. Five borrowers in a variety of industries account for 62% of the total accruing substandard loans and approximately $3.58 million of the total accruing substandard loans carry some form of government guarantee.

To date, with very few exceptions, all payments due from accruing substandard borrowers have been made as agreed and Management’s ongoing evaluation of these borrowers’ financial condition and collateral indicates a reasonable certainty that these exposures are adequately secured.

Merchants’ Management monitors asset quality closely and continuously performs detailed and extensive reviews on larger credits and problematic credits identified on the watched asset list, nonperforming asset listings and internal credit rating reports. In addition to frequent financial analysis and review of well-rated and adversely graded loans, Management incorporates active monitoring of key credit and non-credit risks for each customer, assessing risk through the daily reviews of overdrafts, delinquencies and usage of electronic banking products and tracking for timely receipt of all required financial statements.

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

The following table summarizes the allowance for loan losses allocated by loan type:

(In thousands)	2010	2009	2008	2007	2006
Commercial Financial & Agricultural	$ 2,112	$ 3,106	$ 2,840	$ 1,843	$ 1,236
Municipal	236	134	--	--	--
Real Estate – Residential	2,367	2,222	1,033	775	687
Real Estate – Commercial	5,098	4,943	4,254	4,204	4,567
Real Estate – Construction	277	349	542	1,070	332
Installment	24	39	4	4	4
All other Loans	21	183	221	106	85
Allowance for Loan Losses	$ 10,135	$ 10,976	$ 8,894	$ 8,002	$ 6,911

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

The following table reflects Merchants' loan loss experience and activity in the Allowance for Credit Losses for the past five years:

(In thousands)	2010	2009	2008	2007	2006
Average Loans Outstanding	$912,363	$901,582	$781,645	$713,119	$648,713
Allowance Beginning of Year	11,702	9,311	8,350	7,281	7,083
Charge-offs:
Commercial, Financial & Agricultural and all Other Loans	(1,950)	(1,613)	(16)	(170)	(46)
Real Estate – Construction	--	--	(637)	--	--
Real Estate – Residential	(25)	(255)	(28)	(242)	(13)
Installment	(2)	(8)	--	(20)	(4)
Total Charge-offs	(1,977)	(1,876)	(681)	(432)	(63)
Recoveries:
Commercial, Financial & Agricultural and all Other Loans	2,752	164	60	271	236
Real Estate – Residential	20	2	57	79	14
Installment	7	1	--	1	11
Total Recoveries	2,779	167	117	351	261
Net (Charge-offs) Recoveries	802	(1,709)	(564)	(81)	198
Provision (Credit) for Credit Losses	(1,750)	4,100	1,525	1,150	--
Allowance End of Year	$ 10,754	$ 11,702	$ 9,311	$ 8,350	$ 7,281

Components:

Allowance for loan losses	$ 10,135	$ 10,976	$ 8,894	$ 8,002	$ 6,911
Reserve for undisbursed lines of credit	619	726	417	348	370
Allowance for Credit Losses	$ 10,754	$ 11,702	$ 9,311	$ 8,350	$ 7,281

Merchants recorded a negative provision for credit losses of $1.75 million during 2010 compared to a provision of $4.10 million in 2009. The decrease in the provision was the result of net recoveries of previously charged of loans during 2010 totaling $802 thousand compared to net charge offs of $1.71 million for 2009; combined with a decrease in non-performing loans to $4.10 million at December 31, 2010 from $14.48 million at December 31, 2009.

The following table reflects Merchants’ nonperforming asset and coverage ratios as of the dates indicated:

	2010	2009	2008	2007	2006
NPL to total loans	0.45%	1.58%	1.37%	1.26%	0.39%
NPA to total assets	0.29%	1.05%	0.93%	0.83%	0.26%
Allowance for loan losses to total loans	1.11%	1.19%	1.05%	1.09%	1.00%
Allowance for loan losses to NPL	247%	76%	76%	87%	256%

Merchants will continue to take all appropriate measures to restore nonperforming assets to performing status or otherwise liquidate these assets in an orderly fashion so as to maximize their value to Merchants. There can be no assurances that Merchants will be able to complete the disposition of nonperforming assets without incurring further losses.

Loan Portfolio Monitoring

Merchants’ Board of Directors grants each loan officer the authority to originate loans on behalf of Merchants, subject to certain limitations. The Board of Directors also establishes restrictions regarding the types of loans that may be granted and the distribution of loan types within Merchants’ portfolio, and sets loan authority limits for each lender. These authorized lending limits are reviewed at least annually and are based upon the lender's knowledge and experience. Loan requests that exceed a lender's authority require the signature of Merchants’ credit division manager, senior loan officer, and/or Merchants’ President. All extensions of credit of $4.0 million or greater to any one borrower, or related party interest, are reviewed and approved by the Loan Committee of Merchants Bank’s Board of Directors.

The Loan Committee and the credit department regularly monitor Merchants’ loan portfolio. The entire loan portfolio, as well as individual loans, is reviewed for loan performance, compliance with internal policy requirements and banking regulations, creditworthiness, and strength of documentation. Merchants monitors loan concentrations by individual borrowers, industries and loan types. As part of the annual credit policy review process, targets are set by loan type for the total portfolio. Credit risk ratings assessing inherent risk in individual loans are assigned to commercial loans at origination and are routinely reviewed by lenders and Management on a periodic basis according to total exposure and risk rating. These internal reviews assess the adequacy of all aspects of credit administration, additionally Merchants maintains an on-going active monitoring process of loan performance during the year. Merchants has also hired external loan review firms to assist in monitoring both the commercial and residential loan portfolios. The commercial loan review firm reviews at a minimum 60% in dollar volume of Merchants’ commercial loan portfolio each year. These comprehensive reviews assessed the accuracy of the Bank’s risk rating system as well as the effectiveness of credit administration in managing overall credit risks.

All loan officers are required to service their loan portfolios and account relationships. Loan officers, a commercial workout officer, or credit department personnel take remedial actions to assure full and timely payment of loan balances as necessary, with the supervision of the Senior Lender and the Senior Credit Officer.

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

RECENT ACCOUNTING PRONOUNCEMENTS

Financing Receivables and the Allowance for Credit Losses:

In July 2010, the FASB issued ASU 2010-20, Receivables (Topic 310) – “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” and in January 2001 issued ASU 2011-01, Receivables (Topic 310) – “Deferral of the Effective Date of Disclosures about Trouble Debt Restructurings in Update No. 2010-20.” The main objective in developing this guidance is to provide financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables. This updated guidance requires additional information to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses. These new disclosures are required for interim and annual reporting periods ending on or after December 15, 2010, except for disclosures relating to loan modifications, which were subsequently extended to interim and annual filings after June 15, 2011. Merchants has determined that this guidance will not have a material impact on its financial condition or results of operations.

LIQUIDITY AND CAPITAL RESOURCE MANAGEMENT

General

Merchants’ liquidity is monitored by the Asset and Liability Committee (“ALCO”) of Merchants Bank’s Board of Directors, based upon Merchants Bank’s policies. As of December 31, 2010, Merchants could borrow up to $44 million in overnight funds through unsecured borrowing lines established with correspondent banks. Merchants has established both overnight and longer term lines of credit with FHLBB. FHLBB borrowings are secured by residential mortgage loans. The total amount of loans pledged to the FHLB for both short and long-term borrowing arrangements totaled $193.29 million at December 31, 2010. Merchants has additional borrowing capacity with the FHLBB of $92 million as of December 31, 2010. Merchants has also established a borrowing facility with the FRB which will enable Merchants to borrow at the discount window.

Additionally, Merchants has the ability to borrow through the use of repurchase agreements, collateralized by Agency MBS and Agency CMO, with certain approved counterparties. Merchants’ investment portfolio, which is managed by the ALCO, has a book value of $459.41 million at December 31, 2010, of which $279.82 million was pledged. The portfolio is a reliable source of cash flow for Merchants. Merchants closely monitors its short term cash position. Any excess funds are either left on deposit at the FRB, or are in a fully insured account with one of Merchants’ correspondent banks.

FHLBB short-term borrowings mature daily and there was no outstanding balance at December 31, 2010. The Demand Note Due U.S. Treasury matures daily and bears interest at the federal funds rate less 0.25%. The rate on this borrowing at December 31, 2010 was zero.

(Dollars in thousands)	Three Months Ended December 31, 2010	Twelve Months Ended December 31, 2010
FHLB and other short-term borrowings
Amount outstanding at end of period	$ --	$ --
Maximum month-end amount outstanding	--	13,000
Average amount outstanding	1,981	1,316
Weighted average-rate during the period	0.36%	0.31%
Weighted average rate at period end	0%	0%
Demand note due U.S. Treasury
Amount outstanding at end of period	$ 2,964	$ 2,964
Maximum month-end amount outstanding	2,964	3,330
Average amount outstanding	1,525	1,414
Weighted average-rate during the period	0%	0%
Weighted average rate at period-end	0%	0%
Securities sold under agreement to repurchase, short term
Amount outstanding at end of period	$ 224,693	$ 224,693
Maximum month-end amount outstanding	224,693	224,693
Average amount outstanding	202,023	172,165
Weighted average-rate during the period	0.91%	0.94%
Weighted average rate at period end	1.01%	1.01%

Contractual Obligations

Merchants has certain long-term contractual obligations, including long-term debt agreements, operating leases for branch operations, and time deposits. The maturity schedules for these obligations are as follows:

(In thousands)	Less than One year	One Year To Three Years	Three Years To Five Years	Over Five Years	Total
Debt maturities	$ 77	$ 7,653	$ 21,166	$ 2,243	$ 31,139
Securities sold under agreement to repurchase, long-term	--	5,000	2,500	--	7,500
Junior subordinated debentures	--	--	--	20,619	20,619
Operating lease payments	1,029	1,684	1,301	3,552	7,566
Time deposits	302,417	34,775	29,010	--	366,202
	$ 303,523	$ 49,112	$ 53,977	$ 26,414	$ 433,026

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

Exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and financial guarantees written is represented by the contractual amount of those instruments. Merchants uses the same credit policies in making commitments as it does for on-balance sheet instruments. The contractual amounts of these financial instruments at December 31, 2010 are as follows:

(In thousands)	Contractual Amount
Financial Instruments Whose Contract Amounts Represent Credit Risk:
Commitments to Originate Loans	$ 4,777
Unused Lines of Credit	178,616
Standby Letters of Credit	4,911
Loans Sold with Recourse	31
Equity Commitments to Affordable Housing Limited Partnerships	1,961

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

Merchants does not issue any guarantees that would require liability-recognition or disclosure, other than its standby letters of credit. Merchants has issued conditional commitments in the form of standby letters of credit to guarantee payment on behalf of a customer and guarantee the performance of a customer to a third party. Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit totaled approximately $4.91 million and $3.80 million at December 31, 2010 and 2009, respectively, and represent the maximum potential future payments Merchants could be required to make. Typically, these instruments have terms of 12 months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance sheet instruments. Merchants’ policies governing loan collateral apply to standby letters of credit at the time of credit extension. Loan-to-value ratios are generally consistent with loan-to-value requirements for other commercial loans secured by similar types of collateral. The fair value of Merchants’ standby letters of credit at December 31, 2010 and 2009 was insignificant.

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

Capital Resources

In general, capital growth is essential to support deposit and asset growth and to ensure the strength and safety of Merchants. Net income increased Merchants’ capital by $15.46 million in 2010, $12.48 million in 2009 and, $11.92 million in 2008. Payment of dividends decreased Merchants’ capital by $6.90 million, $6.83 million and $6.80 million during 2010, 2009 and 2008, respectively. In December 2004, Merchants, through the trust, privately placed $20 million in capital securities as part of pooled trust preferred program. These capital securities have certain features that make them an attractive funding vehicle. The securities qualify as regulatory capital under regulatory adequacy guidelines, and are included in capital in the table below.

Changes in the market value of Merchants’ available for sale investment portfolio, net of tax, decreased capital by $796 thousand in 2010 and increased capital by $3.58 million in 2009. Merchants’ pre-tax unrecognized net actuarial loss in its pension plan was $3.52 million at December 31, 2010 which resulted in a cumulative after-tax charge to equity of $2.29 million. Merchants’ unrealized loss on the interest rate swap, net of taxes, at December 31, 2010, reduced capital by $792 thousand.

Merchants extended, through January 2012, its stock buyback program, originally adopted in January 2007. Under the program Merchants may repurchase up to 200,000 shares of its common stock on the open market from time to time, and has purchased 143,475 shares at an average price per share of $22.94 since the program's adoption in 2007. Merchants did not repurchase any of its shares during 2010, and does not expect to repurchase shares in the near future.

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

Market Risk

Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates or prices such as interest rates, foreign currency exchange rates, commodity prices, and equity prices. Merchants’ primary market risk exposure is interest rate risk. An important component of Merchants’ asset and liability management process is the ongoing monitoring and management of this risk, which is governed by established policies that are reviewed and approved annually by Merchants Bank’s Board of Directors. The Investment policy details the types of securities that may be purchased, and establishes portfolio limits and maturity limits for the various sectors. The Investment policy also establishes specific investment quality limits. Merchants Bank’s Board of Directors has established a board level Asset/Liability Committee, which delegates responsibility for carrying out the asset/liability management policies to the management level ALCO (the “ALCO”). The ALCO, chaired by the Chief Financial Officer and composed of members of senior management, develops guidelines and strategies impacting Merchants’ asset and liability management related activities based upon estimated market risk sensitivity, policy limits and overall market interest rate levels and trends. The ALCO manages the investment portfolio. As the portfolio has grown, the ALCO has used portfolio diversification as a way to mitigate the risk of being too heavily invested in any single asset class. Merchants continued to work to maximize net interest income while mitigating risk during 2010 through further repositioning of the investment portfolio, selective sales of specific securities, as well as carefully monitoring the overall duration and average life of the portfolio, and monitoring individual securities, among other strategies. Merchants has an outside investment advisory firm which helps it identify opportunities for increased yield, without significantly increasing risk, in the investment portfolio. The ALCO and the investment advisor have frequent conference calls to discuss portfolio activity and to set future strategy. Additionally, any specific bonds or sectors that require additional attention are discussed on these calls.

Liquidity Risk

Merchant’s liquidity is measured by its ability to raise cash when needed at a reasonable cost. Merchants must be capable of meeting expected and unexpected obligations to customers at any time. Given the uncertain nature of customer demands as well as the need to maximize earnings, Merchants must have available reasonably priced sources of funds, on- and off-balance sheet that can be accessed quickly in time of need. As discussed previously under “Liquidity and Capital Resource Management,” Merchants has several sources of readily available funds, including the ability to borrow using its investment portfolio as collateral. Merchants also monitors its liquidity on a quarterly basis in compliance with its Liquidity Contingency Plan. Merchants has expanded its liquidity monitoring process over the last year and has partnered with its ALCO consultant to provide a more robust modeling process that monitors early liquidity stress triggers, and also allows Merchants to model worst case liquidity scenarios, and various responses to those scenarios.

Financial markets have been volatile and challenging for many financial institutions. As a result of market conditions, liquidity premiums have widened and many banks have experienced liquidity constraints, and as a result have substantially increased pricing to retain deposit balances or utilized the Federal Reserve System discount window to secure adequate funding. Because of Merchants’ favorable credit quality and strong balance sheet, Merchants has not experienced any liquidity constraints through the end of 2010. During the past several quarters, Merchants’ liquidity position has been strong, as depositors and investors in the wholesale funding markets seek strong financial institutions.

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

As of December 31, 2010, Merchants’ one-year static gap position was a $216.27 million liability sensitive position, an increase from the $209.31 million liability sensitive position at December 31, 2009. This change is a result of deposit growth during the year being concentrated in transaction accounts and short term CDs as customers have chosen to keep their money short; strong growth in retail short term repurchase agreements; and the prepayment of FHLB debt discussed previously. Merchants’ investment consultant modeled a 200 basis point rising and, because rates are quite low, a 100 basis point falling interest rate scenario which assume a parallel and pro rata shift of the yield curve over a one-year period. Merchants has established a target range for the change in net interest income of zero to 7.5%. The net interest income simulation as of December 31, 2010 showed that the change in net interest income for the next 12 months from Merchants’ expected or “most likely” forecast was as follows:

Rate Change	Percent Change in Net Interest Income
Up 200 basis points	0.0%
Down 100 basis points	1.1%

The analysis assumes a static balance sheet. All rate changes are ramped over a 12 month time horizon based upon a parallel yield curve shift. In the down 100 basis points scenario, Federal funds and Treasury yields are floored at 0.01% while Prime is floored at 3.00%. All other market rates (e.g. LIBOR, FHLB) are floored at 0.25% to reflect credit spreads. All risk levels were within policy guidelines. The one year outlook for both rising and falling rates is almost unchanged from the base, or current, rate scenario. Under the current rate scenario, net interest income is projected to trend downward throughout the simulation as asset cash flow is replaced at lower rates than portfolio levels while funding costs have a limited ability to reprice lower. If rates fall, net interest income is projected to trend slightly higher during the first year as immediate relief on funding costs outweighs downward pressure from asset yields. Thereafter net interest income trends lower as funding cost reductions subside while asset yields continue to decrease, which is exacerbated by accelerated prepayment speeds. In a rising rate environment net interest income is projected to trend in line with the current rate scenario for the first year. Higher yields on the short-term asset base offsets pressure caused from increased deposit rates. Thereafter net interest income trends upward as higher funding costs are assumed to subside while asset cash flow continues to reprice at elevated levels. The degree to which this exposure materializes will depend, in part, on Merchants’ ability to manage deposit and loan rates as interest rates rise or fall.

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

The most significant ongoing factor affecting market risk exposure of net interest income during the year ended December 31, 2010 was the severe nationwide recession followed by a modest recovery and the U.S. Government’s response. Interest rates plummeted during 2008 and have remained low as the global economy slowed at unprecedented levels, unemployment levels soared, delinquencies on all types of loans increased along with decreased consumer confidence and dramatic declines in housing prices. Interest rates remained low during 2010 in spite of a modest economic recovery. Net interest income exposure is also significantly affected by the shape and level of the U.S. Government securities and interest rate swap yield curve, and changes in the size and composition of the loan, investment and deposit portfolios. During 2010, the two year Treasury note decreased by 48 basis points and the ten year Treasury note decreased by 55 basis points. The spread between the two year and the ten year Treasury notes ended the year at 269 basis points, compared to 271 basis points at December 31, 2009.

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

Merchants’ interest rate sensitivity gap ("gap") is pictured below as of December 31, 2010. Interest rate gap analysis provides a static view of the maturity and repricing characteristics of Merchants’ on and off-balance sheet positions. Gap is defined as the difference between assets and liabilities repricing or maturing within specified periods. An asset-sensitive position (“positive gap”) indicates that there are more rate-sensitive assets than rate-sensitive liabilities repricing or maturing within a specified time period, which would imply a favorable impact on net interest income during periods of rising interest rates. Conversely, a liability-sensitive position (“negative gap”) generally implies a favorable impact on net interest income during periods of falling interest rates. There are certain limitations inherent in a static gap analysis. These limitations include the fact that it is a static measurement and that it does not reflect the degree to which interest earning assets and interest bearing deposits may respond non-proportionally to changes in market interest rates. Although the ALCO reviews all assumptions used in the model in detail, assets and liabilities do not always have clear repricing dates, and may reprice earlier or later than assumed in the model.

	Repricing Date
(Dollars in thousands)	One Day To Six Months	Over Six Months To One Year	One Year To Five Years	Over Five Years	Total
Interest-earning assets
Loans	$ 299,383	$ 73,180	$ 415,370	$ 122,861	$ 910,794
U.S. Treasury & Agency securities	28,607	13,019	14,491	3,378	59,495
Mortgage Backed Securities and Collateralized Mortgage Obligations	71,857	66,670	207,272	60,022	405,821
Other securities	9,160	169	631	110	10,070
Interest bearing cash equivalents	62,003	--	--	270	62,273
Total interest-earning assets	$ 471,010	$ 153,038	$ 637,764	$ 186,641	$1,448,453
Interest-bearing liabilities:
Interest-bearing deposits	$ 461,314	$ 130,609	$ 63,783	$ 295,078	$ 950,784
Short-term borrowings	227,657	--	--	--	227,657
Long-term debt	20,683	57	36,478	2,040	59,258
Total interest-bearing liabilities	$ 709,654	$ 130,666	$ 100,261	$ 297,118	$1,237,699
Cumulative Gap	$ (238,644)	$ (216,272)	$ 321,231	$ 210,754	--
Cumulative Gap as a % of average earning assets	(17.30)%	(15.68)%	23.29%	15.28%	--

Based on historical experience and Merchants’ internal repricing policies, it is Merchants’ practice to present repricing of statement savings, savings deposits, Free Checking for Life® and NOW account balances in the “One Year to Five Years” category. Merchants’ experience has shown that the rates on these deposits tend to be less rate-sensitive than other types of deposits.

Credit Risk

The Board of Directors reviews and approves Merchants’ loan policy on an annual basis. Among other things, the loan policy establishes restrictions regarding the types of loans that may be granted, and the distribution of loan types within Merchants’ portfolio. Merchants Bank’s Board of Directors grants each loan officer the authority to originate loans on behalf of Merchants, subject to certain limitations. These authorized lending limits are reviewed at least annually and are based upon the lender’s knowledge and experience. Loan requests that exceed a lender’s authority require the signature of Merchants’ Credit Division Manager, Senior Loan Officer, and/or President. All extensions of credit of $4.0 million or greater to any one borrower or related party interest are reviewed and approved by the Loan Committee of Merchants Bank’s Board of Directors. Merchants’ loan portfolio is continuously monitored for performance, creditworthiness and strength of documentation through the use of a variety of management reports and the assistance of an external loan review firm. Credit ratings are assigned to commercial loans and are routinely reviewed. Loan officers, under the supervision of the Senior Lender and Senior Credit Officer, take remedial actions to assure full and timely payment of loan balances when necessary. Merchants’ policy is to discontinue the accrual of interest on loans when scheduled payments become contractually past due 90 or more days and the ultimate collectability of principal or interest become doubtful. In certain instances the accrual of interest is discontinued prior to 90 days past due if Management determines that the borrower will not be able to continue making timely payments.

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Merchants Bancshares, Inc.

Consolidated Balance Sheets

			December 31,	December 31,
	(In thousands except share and per share data)		2010	2009
	ASSETS
	Cash and due from banks		$ 11,753	$ 26,832
	Interest earning deposits with banks and other short-term investments		62,273	47,714
	Total cash and cash equivalents		74,026	74,546
	Investments:
	Securities available for sale, at fair value		465,962	407,652
	Securities held to maturity (fair value of $882 and $1,248)		794	1,159
	Total investments		466,756	408,811
	Loans		910,794	918,538
	Less: Allowance for loan losses		10,135	10,976
	Net loans		900,659	907,562
	Federal Home Loan Bank stock		8,630	8,630
	Bank premises and equipment, net		14,365	13,090
	Investment in real estate limited partnerships		5,253	5,220
	Other assets		17,955	17,002
	Total assets		$ 1,487,644	$ 1,434,861
	LIABILITIES
	Deposits:
	Demand deposits		$ 141,412	$ 119,742
	Savings, NOW and money market accounts		584,582	529,034
	Time deposits $100 thousand and greater		127,749	134,147
	Other time deposits		238,453	260,396
	Total deposits		1,092,196	1,043,319
	Securities sold under agreements to repurchase and other short-term debt		227,657	179,718
	Securities sold under agreements to repurchase, long-term		7,500	54,000
	Other long-term debt		31,139	31,215
	Junior subordinated debentures issued to unconsolidated subsidiary trust		20,619	20,619
	Other liabilities		9,202	15,365
	Total liabilities		1,388,313	1,344,236
	Commitments and contingencies (Note 14)
	SHAREHOLDERS' EQUITY
	Preferred stock Class A non-voting
	Shares authorized - 200,000, none outstanding		--	--
	Preferred stock Class B voting
	Shares authorized - 1,500,000, none outstanding		--	--
	Common stock, $.01 par value		67	67
	Shares authorized	10,000,000
Issued	As of December 31, 2010 and December 31, 2009	6,651,760
Outstanding	As of December 31, 2010	5,859,263
	As of December 31, 2009	5,815,370
	Capital in excess of par value		36,348	36,278
	Retained earnings		71,725	63,165
	Treasury stock, at cost		(16,836)	(17,798)
	As of December 31, 2010	792,497
	As of December 31, 2009	836,390
	Deferred compensation arrangements		6,350	6,246
	Accumulated other comprehensive income		1,677	2,667
	Total shareholders' equity		99,331	90,625
	Total liabilities and shareholders' equity		$ 1,487,644	$ 1,434,861

See accompanying notes to consolidated financial statements.

Merchants Bancshares, Inc.

Consolidated Statements of Income

	Years Ended December 31,
(In thousands except share and per share data)	2010	2009	2008
INTEREST AND DIVIDEND INCOME:
Interest and fees on loans	$ 46,041	$ 47,646	$ 46,611
Investment income:
Interest on debt securities	14,140	18,587	21,392
Dividends	--	--	228
Interest on fed funds sold, short term investments and
interest bearing deposits	81	107	351
Total interest and dividend income	60,262	66,340	68,582

INTEREST EXPENSE:
Savings, NOW and money market accounts	1,461	1,901	3,876
Time deposits $100 thousand and greater	1,292	2,321	2,826
Other time deposits	2,861	5,383	9,544
Securities sold under agreement to repurchase and other short-term debt	1,623	641	1,686
Long-term debt	3,870	5,978	6,997
Total interest expense	11,107	16,224	24,929
Net interest income	49,155	50,116	43,653
Provision for credit losses	(1,750)	4,100	1,525
Net interest income after provision for credit losses	50,905	46,016	42,128

NONINTEREST INCOME:
Changes in fair value on impaired securities	329	--	--
Non-credit related (gain) losses on securities not expected to be sold
(recognized in other comprehensive income)	(498)	--	--
Net impairment losses	(169)	--	--
Trust company income	2,163	1,724	1,831
Service charges on deposits	4,929	5,671	5,437
Net gains (losses) on investment securities	2,082	1,219	(287)
Equity in losses of real estate limited partnerships	(1,672)	(2,049)	(1,849)
Other	4,298	3,750	3,526
Total noninterest income	11,631	10,315	8,658

NONINTEREST EXPENSES:
Salaries and wages	16,033	14,510	13,730
Employee benefits	4,466	4,348	3,873
Occupancy expense	3,703	3,579	3,440
Equipment expense	2,932	2,826	2,642
Legal and professional fees	2,443	2,499	2,449
Marketing	1,505	1,470	1,652
State franchise taxes	1,151	1,142	1,066
FDIC Insurance	1,415	1,964	356
Other Real Estate Owned ("OREO") (income) expense	(298)	142	13
Prepayment penalty	3,071	1,548	--
Other	6,006	6,070	5,880
Total noninterest expenses	42,427	40,098	35,101

Income before provision for income taxes	20,109	16,233	15,685
Provision for income taxes	4,648	3,754	3,768
NET INCOME	$ 15,461	$ 12,479	$ 11,917

Basic earnings per common share	$ 2.51	$ 2.04	$ 1.96
Diluted earnings per common share	$ 2.51	$ 2.04	$ 1.96

Weighted average common shares outstanding	6,167,446	6,105,909	6,069,653
Weighted average diluted shares outstanding	6,171,473	6,107,389	6,079,274

See accompanying notes to consolidated financial statements.

Merchants Bancshares, Inc.

Consolidated Statements of Comprehensive Income

	Years Ended December 31,
(In thousands)	2010	2009	2008
Net income	$ 15,461	$ 12,479	$ 11,917
Other comprehensive income, net of tax:
Change in net unrealized gain on securities available for sale, net of taxes of $300, $2,355 and $1,123	558	4,373	2,086
Reclassification adjustments for net securities (gains) losses included in net income, net of taxes of $(729), $(427) and $101	(1,354)	(792)	186
Change in net unrealized loss on interest rate swaps, net of taxes of $(197), $15 snd $(244)	(366)	28	(453)
Pension liability adjustment, net of taxes of $93, $246 and $(845)	172	456	(1,582)
Other comprehensive (loss) income	(990)	4,065	237
Comprehensive income	$ 14,471	$ 16,544	$ 12,154

See accompanying notes to consolidated financial statements.

Merchants Bancshares, Inc.

Consolidated Statements of Changes in Shareholders' Equity

For the Years Ended December 31, 2010, 2009, and 2008

						Accumulated
		Capital in			Deferred	Other
	Common	Excess of	Retained	Treasury	Compensation	Comprehensive
(In thousands except per share data)	Stock	Par Value	Earnings	Stock	Arrangements	Income (loss)	Total
Balance at December 31, 2007	$ 67	$ 37,264	$ 52,570	$ (19,214)	$ 6,042	$ (1,422)	$ 75,307
Beginning retained earnings adjustment	--	--	(387)	--	--	--	(387)
Net income	--	--	11,917	--	--	--	11,917
Dividends paid ($1.12 per share)	--	--	(6,798)	--	--	--	(6,798)
Purchase of treasury stock	--	--	--	(2,018)	--	--	(2,018)
Sale of treasury stock	--	(1)	--	7	--	--	6
Director's deferred compensation, net	--	19	--	349	(274)	--	94
Shares issued under stock plans, net of excess tax benefit	--	(310)	--	480	--	--	170
Stock option expense	--	35	--	--	--	--	35
Dividend reinvestment plan	--	(145)	--	543	349	--	747
Other comprehensive income	--	--	--	--	--	237	237
Balance at December 31, 2008	$ 67	$ 36,862	$ 57,302	$ (19,853)	$ 6,117	$ (1,185)	$ 79,310
Net income	--	--	12,479	--	--	--	12,479
Dividends paid ($1.12 per share)	--	--	(6,829)	--	--	--	(6,829)
Sale of treasury stock	--	(28)	--	5	--	--	(23)
Director's deferred compensation, net	--	1	--	400	(222)	--	179
Shares issued under stock plans, net of excess tax benefit	--	(497)	--	1,080	--	--	583
Stock option expense	--	65	--	--	--	--	65
Dividend reinvestment plan	--	(125)	--	570	351	--	796
Cumulative effect adjustment upon adoption of ASC 320-10-65, net of tax	--	--	213	--	--	(213)	--
Other comprehensive income	--	--	--	--	--	4,065	4,065
Balance at December 31, 2009	$ 67	$ 36, 278	$ 63,165	$ (17,798)	$ 6,246	$ 2,667	$ 90,625
Net income	--	--	15,461	--	--	--	15,461
Dividends paid ($1.12 per share)	--	--	(6,901)	--	--	--	(6,901)
Sale of treasury stock	--	(24)	--	--	--	--	(24)
Director's deferred compensation, net	--	(5)	--	455	(248)	--	202
Shares issued under stock plans, net of excess tax benefit	--	(2)	--	63	--	--	61
Stock option expense	--	101	--	--	--	--	101
Dividend reinvestment plan	--	--	--	444	352	--	796
Other comprehensive loss	--	--	--	--	--	(990)	(990)
Balance at December 31, 2010	$ 67	$ 36, 348	$ 71,725	$ (16,836)	$ 6,350	$ 1,677	$ 99,331

See accompanying notes to consolidated financial statements.

Merchants Bancshares, Inc.

Consolidated Statements of Cash Flows

For the years ended December 31,	2010	2009	2008
(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 15,461	$ 12,479	$ 11,917
Adjustments to reconcile net income to net cash provided by
Operating activities:
(Credit) provision for credit losses	(1,750)	4,100	1,525
Deferred tax expense (benefit)	205	(4,941)	(1,442)
Depreciation and amortization	6,527	2,057	2,213
Stock option expense	101	65	35
Contribution to pension plan	--	(2,300)	(250)
Net (gains) losses on investment securities	(2,082)	(1,219)	287
Other-than-temporary impairment losses on investment securities	169	--	--
Gains from sales of loans, net	(12)	--	(55)
Net losses (gains) on disposition of premises and equipment	23	(159)	9
Net gains and expense recoveries on sales of other real estate owned	(537)	--	(62)
Equity in losses of real estate limited partnerships, net	1,672	2,049	1,849
Changes in assets and liabilities:
Increase in interest receivable	(211)	(242)	(228)
Increase in other assets	(877)	(4,495)	(1,915)
(Decrease) increase in interest payable	(467)	(526)	48
(Decrease) increase in other liabilities	(5,465)	5,619	(1,070)
(Decrease) increase in deferred gain on real estate sale	(423)	(423)	3,991
Net cash provided by operating activities	12,334	12,064	16,852

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investment securities available for sale	58,477	65,202	27,009
Proceeds from maturities of investment securities available for sale	245,890	105,024	82,194
Proceeds from maturities of investment securities held to maturity	365	577	2,344
Purchases of investment securities available for sale	(366,816)	(141,738)	(174,844)
Loan originations less than (in excess of) principal payments	7,467	(73,160)	(113,372)
Proceeds from sales of loans, net	290	--	151
Purchases of Federal Home Loan Bank stock, net	--	(107)	(3,409)
Proceeds from sales of premises and equipment	4	254	2,000
Proceeds from sales of other real estate owned	1,801	188	537
Real estate limited partnership investments	(1,705)	(1,905)	--
Purchases of bank premises and equipment	(3,001)	(3,220)	(3,103)
Net cash used in investing activities	(57,228)	(48,885)	(180,493)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	48,877	112,522	63,360
Net increase (decrease) in short-term borrowings	1,561	(30,597)	29,833
Proceeds from long-term debt	--	1,225	89,500
Net increase (decrease) in securities sold under agreement to repurchase-short term	46,378	85,907	(4,342)
Net (decrease) increase in securities sold under agreement to repurchase-long term	(46,500)	--	12,500
Principal payments on long-term debt	(76)	(88,653)	(32,974)
Cash dividends paid	(6,105)	(6,032)	(6,052)
Purchases of treasury stock	--	--	(2,018)
Sale of treasury stock	(24)	(23)	6
Increase in deferred compensation arrangements	202	179	94
Proceeds from exercise of stock options, net of withholding taxes	59	532	151
Tax benefit from exercise of stock options	2	51	19
Net cash provided by financing activities	44,374	75,111	150,077

Increase (decrease) in cash and cash equivalents	(520)	38,290	(13,564)
Cash and cash equivalents beginning of year	74,546	36,256	49,820
Cash and cash equivalents end of year	$ 74,026	$ 74,546	$ 36,256

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Total interest payments	$ 11,575	$ 16,750	$ 24,881
Total income tax payments	8,400	4,995	5,371
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Distribution of stock under deferred compensation arrangements	455	400	349
Distribution of treasury stock in lieu of cash dividend	796	796	747
Sale leaseback loan origination	--	--	3,700
Transfer of loans to other real estate owned	800	41	802
(Decrease) increase in payable for investments purchased	(3,000)	3,000	--

See accompanying notes to consolidated financial statements.

Merchants Bancshares, Inc.

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Merchants Bancshares, Inc. and its wholly owned subsidiaries Merchants Bank and Merchants Properties, Inc. (which dissolved in 2008), as well as Merchants Bank’s wholly-owned subsidiary Merchants Trust Company, which was merged into Merchants Bank on September 30, 2009 (collectively “Merchants”). All material intercompany accounts and transactions are eliminated in consolidation. Merchants Bank and Merchants Trust division offer a full range of deposit, loan, cash management, and trust services to meet the financial needs of individual consumers, businesses and municipalities at 34 full-service banking offices throughout the state of Vermont as of December 31, 2010.

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

During 2009, Merchants adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 320, “Recognition and Presentation of Other-Than-Temporary Impairment.” Management reviews reductions in fair value below book value of investment securities to determine whether the impairment is other than temporary. When an other-than-temporary impairment (“OTTI”) has occurred, the amount of OTTI recognized in earnings depends on whether Merchants intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current period credit loss. To determine whether an impairment is other-than-temporary, Merchants considers all available information relevant to the collectability of the security, including past events, current conditions, and reasonable and supportable forecasts when developing estimates of cash flows expected to be collected. Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to year-end, forecasted performance of the investee, and the general market condition in the geographic area or industry the investee operates in.

If Merchants intends to sell the security, or more likely than not will be required to sell the security, before recovery of its amortized cost basis less any current period credit loss, the OTTI is recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. If Merchants does not intend to sell the security and it is not more likely than not that Merchants will be required to sell the security before recovery of its amortized cost basis less any current period credit loss, the OTTI is separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total OTTI related to the credit loss is recognized in earnings. The amount of the total OTTI related to other factors is recognized in other comprehensive income, net of applicable income taxes.

Federal Home Loan Bank System

Merchants is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank of Boston (“FHLBB”) provides a central credit facility primarily for member institutions. Member institutions are required to acquire and hold shares of capital stock in the FHLBB in an amount at least equal to the sum of 0.35% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year and 4.5% of its advances (borrowings) from the FHLBB. Merchants was in compliance with this requirement with an investment in FHLBB stock at December 31, 2010 of $8.63 million. At December 31, 2010, Merchants had approximately $31.14 million in FHLBB advances.

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

Income Recognition on Impaired and Nonaccrual Loans

Loans, including impaired loans, are generally classified as nonaccrual if they are past due as to maturity or payment of principal or interest for a period of more than 90 days, unless such loans are well-collateralized and in the process of collection. If a loan or a portion of a loan is internally classified as impaired or is partially charged-off, the loan is classified as nonaccrual. Loans that are on a current payment status or past due less than 90 days may also be classified as nonaccrual if repayment in full of principal and/or interest is in doubt.

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

Premises and Equipment

Premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are provided using straight-line and accelerated methods at rates that depreciate the original cost of the premises and equipment over their estimated useful lives or the expected lease term in the case of leasehold improvements. Expenditures for maintenance, repairs and renewals of minor items are generally charged to expense as incurred. When premises and equipment are replaced, retired, or deemed no longer useful they are written down to estimated selling price less costs to sell by a charge to current earnings.

Income Taxes

Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. Low-income housing tax credits and historic rehabilitation credits are recognized as a reduction of income tax expense in the year in which they are earned. Penalties and/or interest were immaterial for 2010, 2009 and 2008 and were classified as other noninterest expense in Merchants’ consolidated statements of income. Merchants’ policy is that deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

Investments in Real Estate Limited Partnerships

Merchants has investments in various real estate limited partnerships that acquire, develop, own and operate low and moderate-income housing. Merchants’ ownership interest in these limited partnerships ranges from 3.3% to 99.9% as of December 31, 2010. Merchants accounts for its investments in these limited partnerships, where Merchants neither actively participates nor has a controlling interest, under the equity method of accounting.

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

Repurchase Agreements – Short Term

Short-term repurchase agreements are accounted for as secured financing transactions since Merchants maintains effective control over the transferred securities and the transfer meets the other criteria for such accounting. Obligations to repurchase securities sold are reflected as a liability in the Consolidated Balance Sheets. Short-term repurchase agreements are used to collateralize deposits for Merchants’ customers and generally mature overnight. The securities underlying the agreements are delivered to a custodial account for the benefit of the repurchase agreements holders. The customers, who may sell, loan or otherwise dispose of such securities to other parties in the normal course of their operations, agree to resell to Merchants the same securities at the maturities of the agreements.

Repurchase Agreements – Long Term

Long-term repurchase agreements are accounted for as secured financing transactions since Merchants maintains effective control over the transferred securities and the transfer meets the other criteria for such accounting. Obligations to repurchase securities sold are reflected as a liability in the Consolidated Balance Sheets. The securities underlying the agreements are delivered to a custodial account for the benefit of the dealer or bank with whom each transaction is executed. The dealers or banks, who may sell, loan or otherwise dispose of such securities to other parties in the normal course of their operations, agree to resell to Merchants the same securities at the maturities of the agreements.

Stock-Based Compensation

Merchants has granted stock options to certain key employees. The options are exercisable immediately after the vesting period. Stock options may be granted at any price determined by the Compensation Committee of Merchants’ Board of Directors. All options have been granted at a price at or above market value. Merchants recognizes as expense the grant date fair value of stock options over the requisite service period.

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

Employee Benefit Costs

Prior to 1995, Merchants maintained a non-contributory pension plan covering substantially all employees that met eligibility requirements. The plan was curtailed in 1995. The cost of this plan, based on actuarial computations of current and future benefits, is charged to current operating expenses. Merchants recognizes the overfunded or underfunded status of a single employer defined benefit post retirement plan as an asset or liability on the consolidated balance sheets and recognizes changes in the funded status in comprehensive income in the year in which the change occurred.

Earnings Per Share

Basic earnings per share are calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per share are computed in a manner similar to that of basic earnings per share except that the weighted average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares (such as stock options and unvested restricted stock awards) were issued during the period, computed using the treasury stock method. Shares held in rabbi trusts related to deferred compensation plans are considered outstanding for purposes of computing earnings per share.

Derivative Financial Instruments and Hedging Activities

Derivative instruments utilized by Merchants include interest rate floor, cap and swap agreements. Merchants is an end-user of derivative instruments and does not conduct trading activities for derivatives. Merchants recognizes its derivatives as either assets or liabilities in the balance sheet and measures those instruments at fair value. Changes in the fair value of the derivative financial instruments are reported as a component of other comprehensive income because it qualifies for hedge accounting.

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

Fair Value Measurements

Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants and such fair value measurements are not adjusted for transaction costs. The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurements). A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

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

Merchants recorded a $387 thousand adjustment to decrease deferred tax assets and opening retained earnings as of January 1, 2008. The adjustment was the correction of an immaterial error that arose in 2006 in connection with Merchants’ adoption of SEC Staff Accounting Bulleting No. 108. The error resulted in no subsequent effects on the company’s consolidated financial statements, results of operations or earnings per share.

(2) INVESTMENT SECURITIES

Investments in securities are classified as available for sale or held to maturity as of December 31, 2010 and 2009. The amortized cost and fair values of the securities classified as available for sale and held to maturity as of December 31, 2010 and 2009 are as follows:

SECURITIES AVAILABLE FOR SALE:

(In thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
2010
U.S. Treasury Obligations	$ 250	$ --	$ --	$ 250
U.S. Agency Obl igations	47,717	287	216	47,788
FHLB Obligations	11,211	253	7	11,457
Agency Residential Real Estate Mortgage Backed Securities (“MBS”)	169,396	6,136	625	174,907
Agency Collateralized Mortgage Obligations (“CMO”)	222,435	2,289	456	224,268
Non-Agency CMO	6,114	2	264	5,852
Asset Backed Securities (“ABS”)	1,492	--	52	1,440
Total	$ 458,615	$ 8,967	$ 1,620	$ 465,962
2009
U.S. Treasury Obligations	$ 249	$ 1	$ --	$ 250
FHLB Obligations	40,512	38	172	40,378
Agency Residential Real Estate MBS	13,017	270	38	13,249
Commercial Real Estate MBS	182,569	8,437	11	190,995
Agency CMO	151,241	2,374	574	153,041
Non-Agency CMO	8,086	2	1,226	6,862
ABS	3,406	--	529	2,877
Total	$ 399,080	$ 11,122	$ 2,550	$ 407,652

SECURITIES HELD TO MATURITY:

(In thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
2010
Agency Residential Real Estate MBS	$ 794	$ 88	$ --	$ 882
2009
Agency Residential Real Estate MBS	$ 1,159	$ 89	$ --	$ 1,248

There were no securities classified as trading at December 31, 2010 and 2009.

The contractual final maturity distribution of the debt securities classified as available for sale and held to maturity as of December 31, 2010, are as follows:

SECURITIES AVAILABLE FOR SALE (at fair value):

(In thousands)	Within One Year	After One But Within Five Years	After Five But Within Ten Years	After Ten Years	Total
U.S. Treasury Obligations	$ 250	$ --	$ --	$ --	$ 250
U.S. Agency Obligations	--	9,042	30,902	7,844	47,788
FHLB Obligations	--	4,428	7,029	--	11,457
Agency Residential Real Estate MBS	2,146	7,425	36,877	128,459	174,907
Agency CMO	430	--	18,180	205,658	224,268
Non-Agency CMO	--	--	72	5,780	5,852
ABS	--	--	--	1,440	1,440
Total	$ 2,826	$ 20,895	$ 93,060	$ 349,181	$ 465,962

SECURITIES HELD TO MATURITY (at amortized cost):

(In thousands)	Within One Year	After One But Within Five Years	After Five But Within Ten Years	After Ten Years	Total
Agency Residential Real Estate MBS	$ 3	$ 192	$ 85	$ 514	$ 794
Total	$ 3	$ 192	$ 85	$ 514	$ 794

Actual maturities will differ from contractual maturities because borrowers may have rights to call or prepay obligations. Maturities of mortgage-backed securities and collateralized mortgage obligations are based on final contractual maturities.

Proceeds from sales of available for sale debt securities were $58.48 million, $65.20 million and $27.01 million during 2010, 2009 and 2008, respectively. Gross gains of $2.12 million, $1.80 million and $291 thousand; and gross losses of $209 thousand, $576 thousand and $209 thousand were realized from sales of securities in 2010, 2009, and 2008, respectively. Net interest income on mortgage backed securities totaled $6.86 million, $12.16 million and $13.28 million for 2010, 2009 and 2008 respectively

Securities with a book value of $279.82 and $269.90 million at December 31, 2010 and 2009, respectively, were pledged to secure U.S. Treasury borrowings, public deposits, securities sold under agreements to repurchase, and for other purposes required by law.

Gross unrealized losses on investment securities available for sale and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position, at December 31, 2010, were as follows:

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. Agency Obligations	$ 16,173	$ 216	$ --	$ --	$ 16,173	$ 216
FHLB Obligations	4,989	7	--	--	4,989	7
Agency Residential Real Estate MBS	61,276	625	--	--	61,276	625
Agency CMO	86,542	456	--	--	86,542	456
Non-Agency CMO	96	2	5,684	262	5,780	264
ABS	349	7	1,090	45	1,439	52
	$ 169,425	$ 1,313	$ 6,774	$ 307	$ 176,199	$ 1,620

Gross unrealized losses on investment securities available for sale and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position, at December 31, 2009, were as follows:

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. Agency Obligations	$ 25,330	$ 172	$ --	$ --	$ 25,330	$ 172
FHLB Obligations	2,962	38	--	--	2,962	38
Agency Residential Real Estate MBS	4,646	11	--	--	4,646	11
Agency CMO	77,678	574	--	--	77,678	574
Non-Agency CMO	--	--	6,706	1,226	6,706	1,226
ABS	--	--	2,877	529	2,877	529
	$ 110,616	$ 795	$ 9,583	$ 1,755	$ 120,199	$ 2,550

There were no securities held to maturity with unrealized losses as of December 31, 2010 or 2009.

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

The non-Agency CMO portfolio consists of four bonds, two with balances less than $100 thousand and an insignificant unrealized loss. Merchants performed no additional analysis on these bonds. Management has performed analyses on the remaining two bonds. One of the bonds, with a book value of $4.01 million and a fair value of $3.81 million at December 31, 2010, is rated AA by Fitch and Aa2 by Moody’s. Delinquencies have been fairly low and prepayment speeds for the bond during 2010 have been rapid leading to increased credit support. The second bond has a book value of $1.93 million and a fair value of $1.87 million. This bond is rated BB by Fitch and A- by S&P. Delinquencies on this bond have also been fairly low, particularly on Merchants’ tranche, and prepayment speeds have been high leading to increased credit support. Merchants’ investment advisor has assisted Management in running various cash flow analyses on the bonds to determine the likelihood of a principal loss in the future. In all cases the likelihood of a loss was determined to be remote.

The ABS portfolio consists of two bonds, one of which, with a book value of $357 thousand and a current market value of $349 thousand, carries an Agency guarantee. Merchants has performed no further analysis on this bond. The second bond in the ABS portfolio has insurance backing from Ambac. Because of Ambac’s uncertain financial status, Merchants places no reliance on the insurance wrap in its impairment analysis. The bond is rated CC by Standard & Poor’s and B3 by Moody’s. Merchants has recorded impairment charges on this bond totaling $122 thousand during the first quarter of 2010 and the fourth quarter of 2008. The book value of the bond, net of the impairment charges, is $1.14 million, and its current market value is $1.09 million. This is the only bond in Merchants’ bond portfolio with subprime exposure. Principal payments received on the bond during 2010 total $293 thousand, and the fair value of the bond as a percentage of book value has steadily increased over the course of 2010. Merchants has performed the same analysis on this bond and on the non-Agency CMOs discussed above and considers their impairment temporary.

Merchants does not intend to sell the investment securities that are in an unrealized loss position, and it is unlikely that Merchants will be required to sell the investment securities before recovery of their amortized cost bases, which may be maturity.

As a member of the FHLB system, Merchants is required to invest in stock of the FHLBB in an amount determined based on its borrowings from the FHLBB. At December 31, 2010 Merchants’ investment in FHLBB stock totaled $8.63 million. In early 2009, due to deterioration in its financial condition, the FHLBB placed a moratorium on redemption of stock in excess of required levels of ownership and suspended payment of quarterly dividends on its stock. No dividend income on FHLBB stock was recorded during 2010. On February 22, 2011 the FHLBB announced net income of $106.60 million for 2010 compared to a net loss of $186.80 million for 2009. The FHLBB also announced the declaration of a dividend equal to an annual yield of 0.30% payable on March 2, 2011. The 2009 loss was primarily driven by losses due to the OTTI of its investment in private label MBS resulting in a credit loss of $444.10 million for 2009. The FHLBB continues to be classified as “adequately capitalized” by its regulator. Based on current available information Merchants does not believe that its investment in FHLBB stock is impaired. Merchants will continue to monitor its investment in FHLBB stock.

(3) LOANS AND THE ALLOWANCE FOR CREDIT LOSSES

Loans

The composition of the loan portfolio at December 31, 2010 and 2009 is as follows:

(In thousands)	2010	2009
Commercial, financial and agricultural	$ 112,514	$ 113,980
Municipal loans	72,261	44,753
Real estate loans – residential	422,981	435,273
Real estate loans – commercial	279,896	290,737
Real estate loans – construction	16,420	25,146
Installment loans	6,284	7,711
All other loans	438	938
Total loans	$ 910,794	$ 918,538

At December 31, 2010 and 2009, total loans included $80 thousand and $140 thousand of net deferred loan origination fees. The aggregate amount of overdrawn deposit balances classified as loan balances was $437 thousand and $938 thousand at December 31, 2010 and 2009, respectively.

Residential and commercial loans serviced for others at December 31, 2010 and 2009 amounted to approximately $19.41 million and $17.87 million, respectively.

Merchants primarily originates residential real estate, commercial, commercial real estate, municipal obligations and installment loans to customers throughout the state of Vermont. There are no significant industry concentrations in the loan portfolio. There has been continued volatility in the financial and capital markets during 2010. While continuing to adhere to prudent underwriting standards, Merchants is not immune to some negative consequences arising from overall economic weakness and, in particular, a sharp downturn in the real estate market in Vermont.

Allowance for Credit Losses

Merchants has divided the loan portfolio into portfolio segments, each with different risk characteristics and methodologies for assessing risk. Each portfolio segment is broken down into class segments where appropriate. Class segments contain unique measurement attributes, risk characteristics and methods for monitoring and assessing risk that are necessary to develop the allowance for loan and lease losses. Unique characteristics such as borrower type, loan type, collateral type, and risk characteristics define each class segment. A description of the segments follows:

Commercial, financial and agricultural: Merchants offers a variety of loan options to meet the specific needs of commercial customers including term loans and lines of credit. Such loans are made available to businesses for working capital such as inventory and receivables, business expansion and equipment purchases. Generally, a collateral lien is placed on equipment, receivables, inventory or other assets owned by the borrower. These loans carry a higher risk than commercial real estate loans by the nature of the underlying collateral, and the collateral value may change daily. To reduce the risk, management generally employs enhanced monitoring requirements, obtains personal guarantees and, where appropriate, may also attempt to secure real estate as collateral.

Municipal: Municipal loans primarily consist of shorter term loans issued on a tax-exempt basis which are considered general obligations of the municipality. These loans are generally viewed as lower risk and self-liquidating as Vermont statutes mandate that a municipality utilize its taxing power to meet its financial obligations. To a lesser extent, Merchants also makes longer term loans under the federal Qualified School Construction Bond program. Proceeds are used for the construction, rehabilitation or repair of public school properties and Merchants receives a federal tax credit in lieu of interest income on these loans.

Real Estate – Residential: Residential real estate loans consist primarily of loans secured by first or second mortgages on primary residences. Merchants originates adjustable-rate and fixed-rate, 1 to 4 family residential real estate loans for the construction, purchase or refinancing of a mortgage. These loans are collateralized by owner-occupied properties located in Merchants’ market area. Loans on 1 to 4 family residential real estate are generally originated in amounts of no more than 80% of the purchase price or appraised value (whichever is lower). Mortgage title insurance and hazard insurance are required.

Real Estate – Commercial: Merchants offers commercial real estate loans to finance real estate purchases and refinancing of existing commercial properties. These commercial real estate loans are secured by first liens on the real estate, which may include both owner occupied and non owner occupied facilities. The types of facilities financed include apartments, hotels, warehouses, retail facilities, manufacturing facilities and office buildings. These loans may be less risky than commercial loans, since they are secured by real estate and buildings. Merchants’ underwriting analysis includes credit verification, independent appraisals, a review of the borrower's financial condition, and a detailed analysis of the borrower’s underlying cash flows. These loans are typically originated in amounts of no more than 75% of the appraised value of the property.

Real Estate – Construction: Merchants offers construction loans for the construction, expansion and improvement of residential and commercial properties which are secured by the real estate being developed. A review of all plans and budgets is performed prior to approval, third party progress documents are required during construction, and an independent approval process for all draw and release requests is maintained to ensure that funding is prudently administered and that funds are sufficient to complete the project.

Installment - Merchants offers traditional direct consumer installment loans for various personal needs, including vehicle and boat financing. The vast majority of these loans are secured by a lien on the purchased vehicle and are underwritten using credit scores and income verification. The bank does not provide any indirect consumer lending activities.

For purposes of evaluating the adequacy of the allowance for credit losses, Merchants considers a number of significant factors that affect the collectability of the portfolio. For individually evaluated loans, these include estimates of loss exposure, which reflect the facts and circumstances that affect the likelihood of repayment of such loans as of the evaluation date. For homogeneous pools of loans and leases, estimates of Merchants’ exposure to credit loss reflect a current assessment of a number of factors, which could affect collectability. These factors include: past loss experience; size, trend, composition, and nature of loans; changes in lending policies and procedures, including underwriting standards and collection, charge-offs and recoveries; trends experienced in nonperforming and delinquent loans; current economic conditions in Merchants’ market; the effect of external factors such as competition, legal and regulatory requirements; and the experience, ability, and depth of lending management and staff. In addition, an external loan review firm, external independent auditing firm and various regulatory agencies periodically review Merchants’ allowance for credit losses.

After a thorough consideration of the factors discussed above, any required additions to the allowance for credit losses are made periodically by charges to the provision for credit losses. These charges are necessary to maintain the allowance for credit losses at a level which management believes is reasonably reflective of overall inherent risk of probable loss in the portfolio. While management uses available information to recognize losses on loans, additions may fluctuate from one reporting period to another. These fluctuations are reflective of changes in risk associated with portfolio content and/or changes in management’s assessment of any or all of the determining factors discussed above. A summary of changes in the allowance for credit losses for the years ended December 31, 2010, 2009 and 2008 is as follows:

(In thousands)	2010	2009	2008
Balance, Beginning of Year	$ 11,702	$ 9,311	$ 8,350
(Credit) Provision for Loan Losses	(1,750)	4,100	1,525
Loans Charged Off	(1,977)	(1,876)	(681)
Recoveries	2,779	167	117
Balance, End of Year	$ 10,754	$ 11,702	$ 9,311

Components:

Allowance for Loan Losses	$ 10,135	$ 10,976	$ 8,894
Reserve for Undisbursed Lines of Credit	619	726	417
Allowance for Credit Losses	$ 10,754	$ 11,702	$ 9,311

Presented below is an aging of past due loans by class as of December 31, 2010:

(In thousands)	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Current	Total	Greater Than 90 Days and Accruing

Commercial, financial and agricultural	$ 38	$ 88	$ 169	$ 295	$ 112,219	$ 112,514	$ --
Municipal	--	--	--	--	72,261	72,261	--
Real Estate-Residential:
First Mortgage	--	743	1,461	2,204	378,508	380,712	216
Second Mortgage	128	118	491	737	41,532	42,269	168
Real Estate-Commercial:
Owner Occupied	186	--	445	631	120,925	121,556	--
Non-owner occupied	--	21	400	421	157,919	158,340	--
Real Estate-Construction:
Residential	--	--	--	--	6,287	6,287	--
Commercial	--	167	--	167	9,966	10,133	--
Installment	20	6	--	26	6,258	6,284	--
Other	5	--	--	5	433	438	--
Total	$ 377	$ 1,143	$ 2,966	$ 4,486	$ 906,308	$ 910,794	$ 384

Impaired loans by class at December 31, 2010 are as follows:

(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial, financial and agricultural	$ 112	$ 1,077	$ --
Real estate loans - Residential:
First mortgage	1,318	1,636	--
Second mortgage	644	644	--
Real estate loans - Commercial:
Owner occupied	483	490	--
Non-owner occupied	400	640	--
Installment - Consumer	--	17
With an allowance recorded:
Commercial, financial and agricultural	483	483	275
Real estate loans – Residential:
First mortgage	664	664	58
Total:
Commercial, financial and agricultural	595	1,560	275
Real Estate Loans - Residential	2,626	2,944	58
Real Estate Loans - Commercial	883	1,130	--
Installment - Consumer	--	17	--
Total	$ 4,104	$ 5,651	$ 333

Impaired loans at December 31, 2010 consist predominantly of residential real estate loans. Total impaired loans totaled $4.10 million and $14.48 million at December 31, 2010 and 2009, respectively. At December 31, 2010, $1.15 million of the impaired loans had a specific reserve allocation of $333 thousand, and $2.96 million of the impaired loans had no specific reserve allocation. At December 31, 2009, $8.39 million of the impaired loans had a specific reserve allocation of $1.82 million, and $6.09 million of the impaired loans had no specific reserve allocation. Merchants recorded interest income on impaired loans of approximately $574 thousand during 2010 which included $288 thousand in interest recorded on a cash basis during the period the loan was impaired. Merchants recorded interest income on impaired loans of $38 thousand and $41 thousand during 2009 and 2008, respectively. The average balance of impaired loans was $8.18 million and $12.56 million during 2010 and 2009, respectively.

Nonperforming loans at December 31, 2010 and 2009 are as follows:

(In thousands)	2010	2009
Nonaccrual loans	$ 3,317	$ 14,296
Troubled debt restructured loans (“TDRs”)	403	97
Loans greater than 90 days and accruing	384	88
Total nonperforming loans	$ 4,104	$ 14,481

TDRs consist of four residential real estate loans, two of the loans were restructured with longer terms at market rates and two were restructured with rate concessions, all are performing in accordance with modified agreements with the borrowers at December 31, 2010 and 2009. There have been no defaults on TDRs. Merchants recorded interest income on restructured loans of approximately $29 thousand for 2010. There were no commitments to lend additional funds to borrowers whose loans have been modified in a troubled debt restructuring at December 31, 2010. Merchants had $4 thousand in commitments to lend additional funds to borrowers whose loans were in nonaccrual status and $7 thousand in commitments to lend additional funds to borrowers whose loans were 90 days past due and still accruing at December 31, 2010. Merchants’ OREO balance was $191 thousand at December 31, 2010 and $655 thousand at December 31, 2009.

Nonaccrual loans by class as of December 31, 2010 and 2009 are as follows:

(In thousands)	2010	2009
Commercial, financial and agricultural	$ 595	$ 9,141
Real estate loans – residential:
First mortgage	1,486	1,110
Second mortgage	391	302
Real estate loans – commercial:
Owner occupied	445	1,624
Non owner occupied	400	797
Real estate loans – construction:
Residential	--	505
Commercial	--	817
Total nonaccrual loans	$ 3,317	$ 14,296

Commercial Grading System

Merchants uses risk rating definitions for its commercial loan portfolios which are generally consistent with regulatory and banking industry norms. Loans are assigned a credit quality grade which is based upon management’s on-going assessment of risk based upon an evaluation of the quantitative and qualitative aspects of each credit. This assessment is a dynamic process and risk ratings are adjusted as each borrower’s financial situation changes. This process is designed to provide timely recognition of a borrower’s financial condition and appropriately focus management resources.

Pass rated loans exhibit acceptable risk to the bank in terms of financial capacity to repay their loans as well as possessing acceptable fallback repayment sources, typically collateral and personal guarantees. These loans are subject to a formal annual review process, additionally, management reviews the risk rating at the time of any late payments, overdrafts or other sign of deterioration in the interim.

Loans rated Pass-Watch require more than usual attention and monitoring by the account officer, though not to the extent that a formal remediation plan is warranted. Borrowers can be rated Pass-Watch based upon a weakened capital structure, adequate but low cash flow and/or collateral coverage or early-stage declining trends in operations or financial condition.

Loans rated Special Mention possess potential weakness that may expose the bank to some risk of loss in the future. These loans require more frequent monitoring and formal reporting to management.

Substandard loans reflect well-defined weaknesses in the current repayment capacity, collateral or net worth of the borrower with the possibility of some loss to the bank if these weaknesses are not corrected. Action plans are required for these loans to address the inherent weakness in the credit and are formally reviewed.

Below is a summary of loans by credit quality indicator as of December 31, 2010:

(In thousands)	Unrated Residential and Consumer	Pass	Pass- Watch	Special Mention	Sub- standard	Total
Commercial, financial and agricultural	$ --	$ 103,384	$ 5,271	$ 2,038	$ 1,821	$ 112,514
Municipal loans	--	72,261	--	--	--	72,261
Real estate loans – residential:
First mortgage	380,712	--	--	--	--	380,712
Second mortgage	42,269	--	--	--	--	42,269
Real estate loans – commercial:
Owner occupied	--	91,305	14,732	4,601	10,918	121,556
Non owner occupied	--	120,491	26,735	4,604	6,510	158,340
Real estate loans – construction:
Residential	--	3,568	1,562	1,157	--	6,287
Commercial	--	9,015	186	629	303	10,133
Installment loans	6,284	--	--	--	--	6,284
All other loans	270	--	--	168	--	438
Total	$ 429,535	$ 400,024	$ 48,486	$ 13,197	$ 19,552	$ 910,794

The amount of interest which was not earned, but which would have been earned had Merchants’ nonaccrual and restructured loans performed in accordance with their original terms and conditions, was approximately $425 thousand, $638 thousand and $666 thousand in 2010, 2009 and 2008, respectively.

It is the policy of Merchants to make loans to directors, executive officers, and associates of such persons on substantially the same terms, including interest rates and collateral, as those prevailing for comparable lending transactions with other persons.

(4) PREMISES AND EQUIPMENT

The components of premises and equipment included in the accompanying consolidated balance sheets are as follows:

			Estimated
	2010	2009	Useful Lives
	(In thousands)		(In years)
Land	$ 600	$ 600	N/A
Bank Premises	11,070	10,755	39
Leasehold Improvements	6,380	6,133	5 – 20
Furniture, Equipment, and Software	16,538	15,876	3 – 7
	34,588	33,364
Less: Accumulated Depreciation and Amortization	20,223	20,274
	$ 14,365	$ 13,090

Depreciation and amortization expense related to premises and equipment amounted to $1.70 million, $1.59 million, and $1.63 million in 2010, 2009 and 2008, respectively.

Merchants occupies certain banking offices under non-cancellable operating lease agreements expiring at various dates over the next 20 years. The majority of leases have multiple options with escalation clauses for increases associated with the cost of living or other variable expenses over time. Rent expense on these properties totaled $1.02 million, $1.01 million and $824 thousand for the years ended December 31, 2010, 2009 and 2008, respectively. Minimum lease payments on these properties subsequent to December 31, 2010 are as follows: 2011 – $1.03 million; 2012 – $895 thousand; 2013 – $789 thousand; 2014 – $662 thousand; 2015 – $640 thousand and $3.55 million thereafter. Merchants entered into a sale leaseback arrangement for its principal office in South Burlington, VT, in June 2008. Deferred gains on the sale leaseback transaction will result in a $423 thousand offset to rent expense per year through 2015 and $1.06 million thereafter.

Merchants had no intangibles on its balance sheet at any point during 2010 or 2009, therefore no amortization was recorded during 2010 or 2009. Amortization for intangibles is expected to be zero for 2011.

(5) TIME DEPOSITS

Scheduled maturities of time deposits at December 31, 2010 were as follows:

(In thousands)
Mature in year ending December 31,
2011	$ 302,417
2012	20,151
2013	14,624
2014	16,963
2015	12,047
Thereafter	--
Total time deposits	$ 366,202

Time deposits greater than $100 thousand totaled $127.75 million and $134.15 million as of December 31, 2010 and 2009, respectively. Interest expense on time deposits greater than $100 thousand amounted to $1.29 million, $2.32 million and $2.83 million for the years ended December 31, 2010, 2009 and 2008, respectively.

(6) SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER SHORT-TERM DEBT

Securities sold under agreements to repurchase and other short-term debt consisted of the following at December 31, 2010 and 2009:

(In thousands)	2010	2009
Demand Note Due U.S. Treasury	$ 2,964	$ 1,403
Securities Sold Under Agreements to Repurchase	224,693	178,315
	$ 227,657	$ 179,718

FHLB short term borrowings mature daily. There were no outstanding balances at December 31, 2010. The Demand Note Due U.S. Treasury matures daily and bears interest at the federal funds rate less 0.25%; the rate on this borrowing at December 31, 2010 was zero. The Securities Sold Under Agreements to Repurchase are collateralized by mortgage backed securities and collateralized mortgage backed obligations. The repurchase agreements mature daily and the average rate paid on these funds for 2010 was 0.94%. The carrying value of the securities sold under repurchase agreements was $258.74 million and the market value was $262.87 million at December 31, 2010. Merchants maintains effective control over the securities underlying the agreements.

As of December 31, 2010, Merchants could borrow up to $44 million in overnight funds through unsecured borrowing lines established with correspondent banks. Merchants has established both overnight and longer term lines of credit with the FHLB. The borrowings are secured by residential mortgage loans. The total amount of loans pledged to the FHLB for both short and long-term borrowing arrangements totaled $193.29 million and $187.81 million at December 31, 2010 and 2009, respectively. Merchants has $92 million in additional short or long-term borrowing capacity with FHLBB. Merchants also has the ability to borrow short-term or long-term through the use of repurchase agreements, collateralized by Merchants’ investments, with certain approved counterparties.

The following table provides certain information regarding other borrowed funds for the three years ended December 31, 2010, 2009 and 2008:

(In thousands)	2010	2009	2008
FHLB Short-term Borrowings
Amount outstanding at year end	$ --	$ --	$ 28,000
Maximum Month-End Amount Outstanding	13,000	35,000	28,000
Average Amount Outstanding	1,316	5,721	2,321
Weighted Average-Rate During The Year	0.31%	0.33%	1.43%
Weighted Average Rate at Year-end	0%	0%	0.51%
Demand Note Due U.S. Treasury
Amount outstanding at year end	$ 2,964	$ 1,403	$ 4,000
Maximum Month-End Amount Outstanding	3,330	1,676	4,001
Average Amount Outstanding	1,414	1,094	1,614
Weighted Average-Rate During The Year	0%	0%	1.42%
Weighted Average Rate at Year-end	0%	0%	0%
Securities Sold Under Agreement to Repurchase
Amount outstanding at year end	$224,693	$178,315	$ 92,408
Maximum Month-End Amount Outstanding	224,693	178,315	92,408
Average Amount Outstanding	172,165	108,295	84,280
Weighted Average- Rate During The Year	0.94%	0.57%	1.90%
Weighted Average Rate at Year-end	1.01%	0.93%	0.60%

(7) LONG-TERM DEBT

Long-term debt consisted of the following at December 31, 2010 and 2009:

(In thousands)	2010	2009
FHLB Note, 3.09%, final maturity February 2013, one time call February 2011	$ 5,000	$ 5,000
FHLB Note, 3.69%, final maturity September 2014, callable quarterly	1,000	1,000
FHLB Note, 2.75%, final maturity April 2015, one time call April 2011	20,000	20,000
Federal Home Loan Bank Notes, payable through March 2029, Rates ranging from 1.50% to 2.50%	5,139	5,215
Securities Sold Under Agreements to Repurchase, payable October 2012 through April 2013, rates ranging from 3.13% to 4.44%	--	46,500
Securities Sold Under Agreements to Repurchase, payable January 2013 through February 2015, rates ranging from 2.52% to 3.27%	7,500	7,500
	$ 38,639	$ 85,215

Interest expense on FHLB debt totaled $863 thousand and $2.82 million for 2010 and 2009 respectively. Interest on Securities Sold Under Agreements to Repurchase totaled $1.97 million and $1.82 million for 2010 and 2009, respectively.

During 2010, Merchants pre-paid $46.50 million in long-term repurchase agreements and incurred prepayment penalties totaling $3.07 million. Securities sold under agreements to repurchase are collateralized by Agency CMO and MBS. Merchants maintains effective control of the collateral. The pledged assets had a carrying value of $9.45 million and a market value of $9.95 million at December 31, 2010. The fixed rate repurchase agreements have a final maturity of three to five years and are callable quarterly. The cost of $5.00 million of the funding will be reduced by the cash flows of embedded interest rate caps that will come into the money when three month LIBOR reaches rates ranging from 3.66% to 3.75%.

Contractual maturities and amortization of long-term debt (other than long term securities sold under agreements to repurchase) subsequent to December 31, 2010, are as follows: 2011 - $77 thousand; 2012 - $78 thousand; 2013 - $7.58 million; 2014 - $1.08 million; 2015 - $20.08 million and $2.24 million thereafter.

(8) TRUST PREFERRED SECURITIES

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

These hybrid securities qualify as regulatory capital for Merchants, up to certain regulatory limits. At the same time they are considered debt for tax purposes, and as such, interest payments are fully deductible. The trust preferred securities total $20.62 million, and carried a fixed rate of interest through December 2009 at which time the rate became variable and adjusts quarterly at a fixed spread over three month LIBOR. Merchants has entered into two interest rate swap arrangements for its trust preferred issuance. The swaps fix the interest rate on $10 million at 6.50% for three years and at 5.23% for seven years for the balance of $10 million. The swaps were effective beginning on December 15, 2009. The trust preferred securities mature on December 31, 2034, and are redeemable at Merchants’ option, subject to prior approval by the FRB, beginning in December 2009. Merchants incurred $400 thousand in costs to issue the securities. The proceeds from the sale of the trust preferred securities were used for general corporate purposes, and helped fund the special dividend declared on December 1, 2004.

(9) INCOME TAXES

The components of the provision for income taxes were as follows for the years ended December 31, 2010, 2009 and 2008:

(In thousands)	2010	2009	2008
Current	$ 4,443	$ 8,695	$ 5,210
Deferred	205	(4,941)	(1,442)
Provision for Income Taxes	$ 4,648	$ 3,754	$ 3,768

Not included in the above table is the income tax impact associated with the unrealized gain or loss on securities available for sale and the income tax impact associated with the funded status of the pension plan, which are recorded directly in shareholders’ equity as a component of accumulated other comprehensive loss.

The tax effects of temporary differences and tax credits that give rise to deferred tax assets and liabilities at December 31, 2010 and 2009 are presented below:

(In thousands)	2010	2009
Deferred Tax Assets:
Allowance for Loan Losses	$ 3,764	$ 4,096
Post Retirement Benefit Obligation	1,231	1,324
Deferred Compensation	1,297	1,423
Core Deposit Intangible	147	185
Installment Sales	409	532
Other	361	263
Loan Mark-to-Market Adjustment	1,028	3
Investment in Real Estate Limited Partnerships, net	33	283
Total Deferred Tax Assets	$ 8,270	$ 8,109
Deferred Tax Liabilities:
Depreciation	$ (1,436)	$ (527)
Accrued Pension Cost	(1,334)	(1,396)
Unrealized Gain on Securities Available for Sale	(2,571)	(3,000)
Total Deferred Tax Liabilities	$ (5,341)	$ (4,923)
Net Deferred Tax Asset	$ 2,929	$ 3,186

In assessing the realizability of Merchants’ total deferred tax assets, Management considers whether it is more likely than not that some portion or all of those assets will not be realized. Based upon Management’s consideration of historical and anticipated future pre-tax income, as well as the reversal period for the items giving rise to the deferred tax assets and liabilities, a valuation allowance for deferred tax assets was not considered necessary at December 31, 2010 and 2009.

The following is a reconciliation of the federal income tax provision, calculated at the statutory rate of 35%, to the recorded provision for income taxes:

(In thousands)	2010	2009	2008
Applicable Statutory Federal Income Tax	$ 7,038	$ 5,682	$ 5,490
(Reduction) Increase in Taxes Resulting From:
Tax-exempt Income	(402)	(127)	(36)
Housing Tax Credits	(1,652)	(1,791)	(1,699)
Qualified School Construction Bond Tax Credits	(375)	--	--
Other, Net	39	(10)	13
Provision for Income Taxes	$ 4,648	$ 3,754	$ 3,768

Merchants has not identified any of its tax positions that contain significant uncertainties. Housing tax credits are recognized using the flow through method. Merchants is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending December 31, 2007 through 2010. Merchants’ state income tax returns are also open to audit under the statute of limitations for the years ending December 31, 2007 through 2010.

The State of Vermont assesses a franchise tax for banks in lieu of income tax. The franchise tax is assessed based on deposits. Franchise taxes, net of state credits amounted to approximately $1.07 million, $1.02 million and $970 thousand in 2010, 2009 and 2008, respectively, which is included as non-interest expense in the accompanying consolidated statement of income.

(10) EMPLOYEE BENEFIT PLANS

Pension Plan

Prior to January 1995, Merchants maintained a noncontributory defined benefit plan covering all eligible employees. Merchants’ Pension Plan (the “Plan”) was a final average pay plan with benefits based on the average salary rates over the five consecutive plan years out of the last ten consecutive plan years that produce the highest average. It was Merchants’ policy to fund the cost of benefits expected to accrue during the year plus amortization of any unfunded accrued liability that had accumulated prior to the valuation date based on IRS regulations for funding. During 1995, the Plan was curtailed. Accordingly, all accrued benefits were fully vested and no additional years of service or age will be accrued.

Merchants recognizes the overfunded or underfunded status of a single employer defined benefit post retirement plan as an asset or liability on the consolidated balance sheets and recognizes changes in the funded status in comprehensive income in the year in which the change occurred.

The following tables provide a reconciliation of the changes in the plan’s benefit obligations and fair value of assets over the two year period ending December 31, 2010, and a statement of the funded status as of December 31 of both years:

(In thousands)	2010	2009
Reconciliation of benefit obligation
Benefit Obligation at Beginning of Year	$ 8,586	$ 7,599
Service Cost including expenses	54	45
Interest Cost	482	492
Actuarial (Gain) Loss	507	959
Benefits Paid	(520)	(509)
Benefit Obligation at Year-end	$ 9,109	$ 8,586
Reconciliation of fair value of plan assets
Fair Value of Plan Assets at Beginning of Year	$ 8,793	$ 5,351
Actual Return on Plan Assets	1,127	1,662
Employer Contributions	--	2,300
Benefits Paid	(516)	(519)
Fair Value of Plan Assets at Year-end	$ 9,404	$ 8,794
Funded Status at year end	$ 295	$ 208

Amounts recognized in accumulated other comprehensive income include the unrecognized actuarial loss of $2.29 million at December 31, 2010 and $2.46 million at December 31, 2009, net of taxes.

The accumulated benefit obligation is equal to the projected benefit obligation and was $9.11 million and $8.59 million at December 31, 2010 and 2009, respectively.

The following tables summarize the components of net periodic benefit cost and other changes in plan assets and benefit obligations recognized in other comprehensive income for the years ended December 31, 2010, 2009 and 2008, respectively:

(In thousands)	2010	2009	2008
Interest Cost	$ 482	$ 492	$ 471
Expected Return on Plan Assets	(600)	(408)	(525)
Service Costs	54	45	57
Net Loss Amortization	242	410	145
Net Periodic Pension Cost	$ 178	$ 539	$ 148

(In thousands)	2010	2009	2008
Net Loss (Gain)	$ (23)	$ (285)	$ 2,572
Net Loss Amortization	(242)	(410)	(145)
Total recognized in Other Comprehensive Income	$ (265)	$ (695)	$ 2,427
Total recognized in net periodic pension cost and Other Comprehensive Income	$ (87)	$ (156)	$ 2,575

The estimated net actuarial loss for the plan that will be amortized from accumulated other comprehensive income into net periodic pension cost for 2011 is $281 thousand.

The following table summarizes the assumptions used to determine the benefit obligations and net periodic benefit costs for the years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008
Benefit Obligations
Discount Rate	5.26%	5.80%	6.18%
Net Periodic Benefit Cost
Discount Rate	5.80%	6.18%	6.40%
Expected Long-term Return on Plan Assets	7.00%	7.00%	7.00%

The discount rate reflects the rates at which pension benefits could be effectively settled. Merchants looks to rates of return on high-quality fixed income investments currently available and expected to be available during the period of maturity of the pension benefits. Consideration was given to the rates that would be used to settle plan obligations as of December 31, 2010 and to the rates of other indices at year-end. Merchants’ actuary used a bond matching model using individual bond yield data which matched the spot rate to the expected future benefit payments of the plan over a 99 year period. The expected long-term rate of return on plan assets reflects long-term earnings expectations on existing plan assets and those contributions expected to be received during the current plan year. In estimating that rate, appropriate consideration was given to historical returns earned by plan assets in the fund and the rates of return expected to be available for reinvestment. Rates of return were adjusted to reflect current capital market assumptions and changes in investment allocations, if any.

The Board of Directors has chosen Merchants Trust Company as the investment manager for the plan. The investment objectives of the plan are to provide both income and capital appreciation and to assist with current and future spending needs of the Plan while at the same time minimizing the risks of investing. The investment target of the Plan is to achieve a total annual rate of return in excess of the change in the Consumer Price Index for the aggregate investments of the Plan evaluated over a period of five years. A certain amount of risk must be assumed to achieve the Plan's investment target rate of return. The Plan uses a balanced portfolio which has a 5-15 year time horizon and is considered moderate risk. The Plan uses a long time horizon to evaluate its returns. The Plan's asset allocation is based on this long-term perspective. The portfolio strategy followed by the plan has a baseline allocation of 60% stock and 40% fixed income securities, but the investment manager may allocate funds within certain specified ranges. The range for equities is 35% to 75% and for fixed income securities the range is 25% to 60%. The allocation among categories will vary from the baseline allocation when opportunities are identified to improve returns and/or reduce risk.

The fair value of Merchants’ pension plan assets at December 31, 2010 by asset category are as follows:

		Fair Value Measurements at Reporting Date Using:
(In thousands) Description	12/31/2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash	$ 26	$ 26	$ --	$ --
Money Market Funds	196	196	--	--
Equity Securities:
Large Cap Equity Mutual Funds	2,702	2,702	--	--
Small Cap Equity Mutual Funds	101	101	--	--
Domestic Equities	211	211	--	--
Global Equity Mutual Funds	590	590	--	--
International Equity Mutual Funds	681	681	--	--
Absolute Return Funds	439	439	--	--
Fixed Income:
International Bond Mutual Funds	878	878	--	--
Taxable Bond Mutual Funds	3,581	3,581	--	--
Total	$9,405	$9,405	$ --	$ --

Large Cap Equity Mutual Funds: Funds in this category have a diversified, actively managed multi-manager approach to investing in domestic stocks. There are multiple fund managers that are included in the portfolio with multiple categories of industries being invested in by the managers in mid-size, to large-size publicly traded firms with a majority of funds invested in large companies.

Small Cap Equity Mutual Funds: Funds in this category have a diversified, active fund manager approach to investing in small company domestic stocks.

Domestic equities: The pension plan holds 7,650 shares of Merchants Bancshares, Inc. stock with a cost basis of $64 thousand and a market value at December 31, 2010 of $211 thousand.

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

Absolute Return Funds: Funds in this category are invested in a diversified portfolio of stocks, preferred stocks, convertible bonds, and bonds. The portfolio manager’s objective is to take advantage of inefficiencies in the stock and bond markets to capture a return on investment by using specialized trading strategies. The goal of these trading strategies is to provide investors with consistent, positive returns that are not necessarily correlated to the general equity markets.

International Bond Mutual Funds: Funds in this category have a diversified, actively managed multi-manager approach to investing in international bonds, with an average credit rating for the entire portfolio being investment grade.

Taxable Bond Mutual Funds: Funds in this category have a diversified, actively managed multi-manager approach to investing in domestic and international bonds. A majority of funds are invested in domestic bonds with an average credit rating for the entire portfolio being investment grade.

Merchants has no minimum required contribution for 2011.

The following table summarizes the estimated future benefit payments expected to be paid under the Plan:

(In thousands)	Pension Benefits
2011	$ 455
2012	470
2013	498
2014	524
2015	540
Years 2016 to 2020	3,117

The estimated future benefit payments expected to be paid under the Plan are based on the same assumptions used to measure Merchants’ benefit obligation at December 31, 2010. No future service estimates were included due to the frozen status of the Plan.

401(k) Employee Stock Ownership Plan

Under the terms of Merchants’ 401(k) Employee Stock Ownership Plan (“401(k)”) eligible employees are entitled to contribute up to 75% of their compensation, subject to IRS limitations, to the 401(k), and Merchants contributes a percentage of the amounts contributed by the employees as authorized by Merchants’ Bank’s Board of Directors. Merchants contributed approximately 49%, 54% and 53% of the amounts contributed by the employees in 2010, 2009 and 2008 respectively.

Summary of Expense

A summary of expense relating to Merchants’ various employee benefit plans for each of the years in the three year period ended December 31, 2010 is as follows:

(In thousands)	2010	2009	2008
Pension Plan	$ 178	$ 539	$ 148
401(k)	554	562	431
Total	$ 732	$ 1,101	$ 579

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

Merchants granted 52,475 options during May 2010 and 38,986 options during May 2009. The fair value of the options granted during 2010 was $3.06 per option and during 2009 was $3.19 per option. The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model that requires Merchants to develop estimates for assumptions used in the model. The Black-Scholes valuation model uses the following assumptions: expected volatility, expected term of option, risk-free interest rate and dividend yield. Expected volatility estimates are developed by Merchants based on historical volatility of Merchants’ stock. Merchants uses historical data to estimate the expected term of the options. The risk-free interest rate for periods within the expected life of the option is based on the U.S. Treasury yield in effect at the grant date. The dividend yield represents the expected dividends on Merchants’ stock.

The following table presents the assumptions used for options granted during the years indicated:

	2010	2009
Expected volatility	24.41%	24.49%
Expected term of option	7.0 years	6.5 years
Risk-free interest rate	2.82%	2.67%
Annual rate of quarterly dividends	5.07%	4.92%

A summary of Merchants’ stock option plan as of December 31, 2010, 2009 and 2008 and changes during the years then ended are as follows, with numbers of shares in thousands:

	2010		2009		2008
	Number Of Shares	Weighted Average Exercise Price Per Share	Number Of Shares	Weighted Average Exercise Price Per Share	Number Of Shares	Weighted Average Exercise Price Per Share
Options Outstanding, Beginning of Year	81	$ 23.30	100	$ 20.14	129	$ 19.25
Granted	52	22.07	39	22.75	29	22.93
Exercised	2	23.00	58	17.49	47	19.39
Forfeited	4	22.75	--	--	--	--
Expired	--	--	--	--	11	20.33
Options Outstanding, End of Year	127	$ 22.82	81	$ 23.30	100	$ 20.14
Options Exercisable	10	$ 26.63	13	$ 25.88	61	$ 17.73

As of December 31, 2010, there were options outstanding within the following ranges: 117 thousand at an exercise price within the range of $22.07 to $22.93, and 10 thousand at $26.63.

The total intrinsic value of options exercised was $6 thousand, $240 thousand and $179 thousand for the three years ended December 31, 2010, 2009 and 2008, respectively. Merchants generally uses shares held in treasury for option exercises. Options exercisable at December 31, 2010 had a negative intrinsic value and a weighted average remaining term of 5.63 years. The total cash received from employees, net of withholding taxes, as a result of employee stock option exercises was $60 thousand, $475 thousand and $151 thousand for the years ended December 31, 2010, 2009 and 2008, respectively. There were no shares surrendered by employees to satisfy the exercise price in conjunction with the option exercise for the year ended December 31, 2010. Total shares surrendered by employees to satisfy the exercise price in conjunction with option exercises were 21,933 shares and 28,957 shares for the years ended December 31, 2009 and 2008, respectively. The tax benefit realized as a result of the stock option exercises was $2 thousand, $52 thousand and $19 thousand for the years ended December 31, 2010, 2009 and 2008, respectively. Merchants has 483 thousand securities remaining available under the plan as of December 31, 2010.

The total compensation cost recognized related to options was $103 thousand for 2010, $65 thousand for 2009 and $35 thousand for 2008. Compensation cost related to options is included in salary expense in the accompanying consolidated Statements of Income. Compensation expense for options granted is recognized on a straight line basis over the vesting period. Remaining compensation expense relating to current outstanding grants is $209 thousand.

Deferred Compensation Plans

Merchants has established deferred compensation plans for non-employee directors. Under the terms of these plans participating directors can elect to have all, or a specified percentage, of their director’s fees for a given year paid in the form of cash or deferred in the form of restricted shares of Merchants’ common stock. These shares are held in a rabbi trust and are considered outstanding for purposes of computing earnings per share. Directors who elect to have their compensation deferred are credited with a number of shares of Merchants’ common stock equal in value to the amount of fees deferred plus a risk premium of not more than 25% of the amount deferred. The risk premium level has been set at 20% since the inception of the plan. The participating director may not sell, transfer or otherwise dispose of these shares prior to distribution. With respect to shares of common stock issued or otherwise transferred to a participating director, the participating director will have the right to receive dividends or other distributions thereon. If a participating director resigns under certain circumstances, the director forfeits all of his or her shares which are risk premium shares. The total amount of unearned compensation cost related to non-vested risk premium shares was $45 thousand at December 31, 2010. During 2010, 1,505 risk premium shares were granted. Deferred fees are recognized as an expense in the year incurred and the grant date fair value of the risk premium shares is recognized as an expense ratably over the five-year vesting period.

(12) EARNINGS PER SHARE

The following table presents reconciliations of the calculations of basic and diluted earnings per share for the years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008
	(In thousands except share and per share data)
Net Income	$ 15,461	$ 12,479	$ 11,917
Weighted Average Common Shares Outstanding	6,167	6,106	6,070
Dilutive Effect of Common Stock Equivalents	4	1	9
Weighted Average Common and Common Equivalent Shares Outstanding	6,171	6,107	6,079
Basic Earnings Per Share	$ 2.51	$ 2.04	$ 1.96
Diluted Earnings Per Share	$ 2.51	$ 2.04	$ 1.96

Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. The computation of diluted earnings per share excludes the effect of assuming the exercise of certain outstanding stock options because the effect would be anti-dilutive. The average anti-dilutive options outstanding for 2010, 2009 and 2008 were 44,478; 63,389 and 27,205, respectively.

(13) PARENT COMPANY

The Parent Company's investments in its subsidiaries are recorded using the equity method of accounting. Summarized financial information relative to the Parent Company only balance sheets at December 31, 2010 and 2009, and statements of income and cash flows for each of the years in the three year period ended December 31, 2010, are shown in the following table. The statement of changes in stockholders' equity for the Parent Company are not reported because they are identical to the consolidated financial statements.

Balance Sheets as of December 31, (In thousands)	2010	2009
Assets:
Investment in and advances to subsidiaries*	$ 118,028	$ 109,238
Cash*	2,638	2,728
Other assets	612	426
Total assets	$ 121,278	$ 112,392
Liabilities and shareholders' equity:
Other liabilities	$ 1,328	$ 761
Long term debt	20,619	20,619
Shareholders' equity	99,331	91,012
Total liabilities and shareholders' equity	$ 121,278	$ 112,392

Statements of Income for the Years Ended December 31,
(In thousands)	2010	2009	2008
Dividends from Merchants Bank*	$ 6,901	$ 7,727	$ 9,549
Equity in undistributed earnings of subsidiaries	9,705	5,829	3,469
Other expense, net	(1,760)	(1,672)	(1,674)
Benefit from income taxes	615	595	573
Net income	$ 15,461	$ 12,479	$ 11,917

Statements of Cash Flows for the Years Ended December 31,
(In thousands)	2010	2009	2008
Cash flows from operating activities:
Net income	$ 15,461	$ 12,479	$ 11,917
Adjustments to reconcile net income to net cash provided
by operating activities:
Increase in other assets	(187)	(59)	(74)
Increase in other liabilities	201	6	102
Equity in undistributed earnings of subsidiaries	(9,705)	(5,829)	(3,469)
Net cash provided by operating activities	5,770	6,597	8,476
Cash flows from financing activities:
Purchases of treasury stock	--	--	(2,018)
Sale of treasury stock	(24)	(23)	6
Proceeds from exercise of stock options	59	532	151
Tax benefit from exercises of stock options	2	51	19
Cash dividends paid	(6,104)	(6,032)	(6,052)
Other, net	207	179	82
Net cash used in financing activities	(5,860)	(5,293)	(7,812)
(Decrease) increase in cash and cash equivalents	(90)	1,304	664
Cash and cash equivalents at beginning of year	2,728	1,424	760
Cash and cash equivalents at end of year	$ 2,638	$ 2,728	$ 1,424

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

Exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and financial guarantees written is represented by the contractual amount of those instruments. Merchants uses the same credit policies in making commitments as it does for on-balance sheet instruments. The contractual amounts of these financial instruments at December 31, 2010 and 2009 are as follows:

(In thousands)	2010	2009
Financial Instruments Whose Contract Amounts Represent Credit Risk:
Commitments to Originate Loans	$ 4,777	$ 10,642
Unused Lines of Credit	178,616	160,868
Standby Letters of Credit	4,911	3,796
Loans Sold with Recourse	31	84
Equity Commitments to Affordable Housing Limited Partnerships	1,961	3,678

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

Disclosures are required regarding liability-recognition for the fair value at issuance of certain guarantees. Merchants does not issue any guarantees that would require liability-recognition or disclosure, other than its standby letters of credit. Merchants has issued conditional commitments in the form of standby letters of credit to guarantee payment on behalf of a customer and guarantee the performance of a customer to a third party. Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit totaled approximately $4.91 million and $3.80 million at December 31, 2010 and 2009, respectively, and represent the maximum potential future payments Merchants could be required to make. Typically, these instruments have terms of 12 months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance sheet instruments. Merchants’ policies governing loan collateral apply to standby letters of credit at the time of credit extension. Loan-to-value ratios are generally consistent with loan-to-value requirements for other commercial loans secured by similar types of collateral.

Merchants may enter into commitments to sell loans, which involve market and interest rate risk. There were no such commitments at December 31, 2010 or 2009.

Balances at the Federal Reserve Bank

At December 31, 2010 and 2009, amounts at the Federal Reserve Bank included $5.99 million and $5.23 million, respectively, held to satisfy certain reserve requirements of the Federal Reserve Bank.

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

(15) FAIR VALUE OF FINANCIAL INSTRUMENTS

Investments

Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants and such fair value measurements are not adjusted for transaction costs. The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described below:

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

The table below presents the balance of financial assets and liabilities at December 31, 2010 measured at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
(In thousands) Description	12/31/2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury Obligations	$ 250	$ --	$ 250	$ --
Agencies	47,788	--	47,788	--
FHLB Obligations	11,457	--	11,457	--
MBS	174,907	--	174,907	--
Agency CMOs	224,268	--	224,268	--
Non-Agency CMOs	5,852	--	5,852	--
ABS	1,440	--	1,440	--
Interest rate swaps	(1,218)	--	(1,218)	--
Total	$ 464,744	$ --	$ 464,744	$ --

The table below presents the balance of financial assets and liabilities at December 31, 2009 measured at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
(In thousands) Description	12/31/2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury Obligations	$ 250	$ --	$ 250	$ --
Agencies	40,378	--	40,378	--
FHLB Obligations	13,249	--	13,249	--
MBS	190,995	--	190,995	--
Agency CMOs	153,041	--	153,041	--
Non-Agency CMOs	6,862	--	6,862	--
ABS	2,877	--	2,877	--
Interest rate swaps	(655)	--	(655)	--
Total	$ 406,997	$ --	$ 406,997	$ --

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

Certain assets are also measured at fair value on a non-recurring basis. These other financial assets include impaired loans and OREO. The table below presents the balance of financial assets at December 31, 2010 measured at fair value on a nonrecurring basis:

Fair Value Measurements at Reporting Date Using
(In thousands) Description	12/31/2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
OREO	$ 191	$ --	$ --	$ 191
Impaired loans	4,104	--	--	4,104
Total	$ 4,295	$ --	$ --	$ 4,295

Impaired loans in the above table are collateral dependent and had a carrying value of approximately $4.10 million at December 31, 2010. Specific reserves on such loans totaled $333 thousand and were included in the allowance for loan losses at December 31, 2010.

Merchants uses the fair value of underlying collateral to estimate the specific reserves or required charge-offs for collateral dependent impaired loans. Collateral may be real estate and/or business assets including equipment, inventory and accounts receivable. Real estate values are determined based on appraisals by qualified licensed appraisers hired by Merchants. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Management’s ongoing review of appraisal information may result in additional discounts or adjustments to valuation resulting in additional reserve allocations or charge-offs, based upon more recent market sales activity or more current appraisal information derived from properties of similar type and/or locale. Other business assets are valued using a variety of approaches including appraisals, depreciated book value, purchase price and independent confirmation of accounts receivable. OREO in the table above consists of property acquired through foreclosures and settlements of loans. Property acquired is carried at the lower of cost or the estimated fair value of the property, determined by an independent appraisal, and is adjusted for estimated disposal costs. Because of the significant amount of judgment involved in valuing both collateral dependent impaired loans and OREO these assets are classified as Level 3 in the fair value hierarchy.

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

Interest Rate Swap - The swap is reported at its fair value of $(1.22) million utilizing Level 2 inputs from third parties. The fair value of Merchants’ interest rate swaps are determined using prices obtained from a third party advisor. The fair value measurement of the interest rate swap is determined by netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on the expectation of future interest rates derived from observed market interest rate curves.

Commitments to Extend Credit and Standby Letters of Credit - The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of financial standby letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties. The fair value of commitments to extend credit and standby letters of credit is approximately $49 thousand at December 31, 2010 and $38 thousand as of December 31, 2009, respectively.

The fair value of Merchants’ financial instruments as of December 31, 2010 and December 31, 2009 are summarized in the table below:

	December 31, 2010		December 31, 2009
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Securities available for sale	$ 465,962	$ 465,962	$ 407,652	$ 407,652
Securities held to maturity	794	882	1,159	1,248
FHLB stock	8,630	8,630	8,630	8,630
Loans, net of allowance for loan losses	900,659	913,882	907,562	918,548
Accrued interest receivable	4,992	4,992	4,781	4,781
Total assets	$1,381,037	$1,394,348	$1,329,784	$1,340,859
Deposits	$1,092,196	$1,094,455	$1,043,319	$1,044,907
Securities sold under agreement to repurchase and other short-term borrowings	227,657	228,109	179,718	179,761
Securities sold under agreement to repurchase and other long-term borrowings	38,639	39,574	85,215	89,184
Junior subordinated debentures issued to unconsolidated subsidiary trust	20,619	14,413	20,619	14,938
Accrued interest payable	377	377	844	844
Total liabilities	$1,379,488	$1,376,928	$1,329,715	$1,329,634

(16) COMPREHENSIVE INCOME

The accumulated balances for each classification of other comprehensive income are as follows:

(In thousands)	Unrealized gains/(losses) on securities	Pension and postretirement benefit plans	Interest rate swaps	Unrealized losses on securities deemed other than temporarily impaired	Accumulated other comprehensive income (loss)
Balance January 1, 2008	$ (90)	$(1,332)	$ --	$ --	$ (1,422)
Net current period change	2,086	(1,582)	(453)	--	51
Reclassification adjustments for (gains) losses reclassified into income	186	--	--	--	186
Balance December 31, 2008	$ 2,182	$(2,914)	$(453)	$ --	$ (1,185)
Net current period change	4,373	456	28	--	4,857
Cumulative effect adjustment upon adoption of ASC 320-10-65	--	--	--	(213)	(213)
Reclassification adjustments for (gains) losses reclassified into income	(792)	--	--	--	(792)
Balance December 31, 2009	$ 5,763	$(2,458)	$(425)	$(213)	$2,667
Net current period change	558	172	(366)	--	364
Reclassification adjustments for (gains) losses reclassified into Income	(1,354)	--	--	--	(1,354)
Balance December 31, 2010	$ 4,967	$(2,286)	$(791)	$(213)	$ 1,677

Accumulated Other Comprehensive Income (“AOCI”) at December 31, 2010 consisted of a net unrealized actuarial loss on Merchants’ defined benefit plan in the amount of $2.29 million and the unrealized gain on securities available for sale of $4.97 million, all net of taxes. Also included in AOCI as of December 31, 2010 is $791 thousand in net unrealized losses on interest rate swaps, net of taxes. None of these losses are expected to be reclassified to earnings.

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

Quantitative measures established by regulation to ensure capital adequacy require Merchants to maintain minimum ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2010, that Merchants met all capital adequacy requirements to which it is subject.

As of December 31, 2010, the most recent notification from the FDIC categorized Merchants Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that Management believes have changed Merchants Bank’s category. To be considered well capitalized under the regulatory framework for prompt corrective action, Merchants Bank must maintain minimum Tier 1 Leverage, Tier 1 Risk-Based, and Total Risk-Based Capital ratios. Set forth in the table below are those ratios as well as those for Merchants Bancshares, Inc.

					To Be Well-
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(In thousands)	Amount	Percent	Amount	Percent	Amount	Percent
As of December 31, 2010
Merchants Bancshares, Inc.:
Tier 1 Leverage Capital	$117,654	7.90%	$59,550	4.00%	N/A	N/A
Tier 1 Risk-Based Capital	117,654	14.85%	31,688	4.00%	N/A	N/A
Total Risk-Based Capital	127,576	16.10%	63,376	8.00%	N/A	N/A
Merchants Bank:
Tier 1 Leverage Capital	$114,940	7.70%	$59,695	4.00%	$74,619	5.00%
Tier 1 Risk-Based Capital	114,940	14.41%	31,913	4.00%	47,869	6.00%
Total Risk-Based Capital	124,922	15.66%	63,826	8.00%	79,782	10.00%
As of December 31, 2009
Merchants Bancshares, Inc.:
Tier 1 Leverage Capital	$107,958	7.64%	$56,501	4.00%	N/A	N/A
Tier 1 Risk-Based Capital	107,958	13.29%	32,483	4.00%	N/A	N/A
Total Risk-Based Capital	118,137	14.55%	64,965	8.00%	N/A	N/A
Merchants Bank:
Tier 1 Leverage Capital	$105,139	7.42%	$56,693	4.00%	$70,886	5.00%
Tier 1 Risk-Based Capital	105,139	12.86%	32,713	4.00%	49,069	6.00%
Total Risk-Based Capital	115,380	14.11%	65,425	8.00%	81,782	10.00%

•

Capital amounts for Merchants Bancshares, Inc. include $20 million in trust preferred securities issued in December 2004. These hybrid securities qualify as regulatory capital up to certain regulatory limits.

•

Capital amounts and percentages reflect a prior period adjustment to retained earnings of $(387) thousand.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Merchants Bancshares, Inc.:

We have audited the accompanying consolidated balance sheets of Merchants Bancshares, Inc. and subsidiaries (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in shareholders’ equity, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Merchants Bancshares, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2010 in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  KPMG LLP

Albany, New York

March 14, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Merchants Bancshares, Inc.:

We have audited Merchants Bancshares, Inc. and subsidiaries (the Company), internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by COSO.

We also have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Merchants Bancshares, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in shareholders’ equity, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated March 14, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

Albany, New York

March 14, 2011

ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A—CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures – The principal executive officer and principal financial officer of Merchants have evaluated its disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) as of December 31, 2010. Based on this evaluation, the principal executive officer and principal financial officer have concluded that Merchants’ disclosure controls and procedures effectively ensure that information required to be disclosed in Merchants’ filings and submissions with the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission.

Management’s Report on Internal Control Over Financial Reporting – Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) or 15d-15(f). Merchants’ internal control system was designed to provide reasonable assurances to Merchants’ Management and board of directors regarding the preparation and fair presentation of published financial statements. Under the supervision and with the participation of Merchants’ Management, including its principal executive officer and principal financial officer, an evaluation of the effectiveness of its internal control over financial reporting was conducted, based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation under the framework in Internal Control – Integrated Framework, Management concluded that its internal control over financial reporting was effective as of December 31, 2010.

KPMG LLP, the independent registered public accounting firm that reported on Merchants’ consolidated financial statements, has issued an audit report on the effectiveness of merchants’ internal control over financial reporting as of December 31, 2010. This report can be found on page 80.

ITEM 9B—OTHER INFORMATION

None.

PART III

ITEM 10—DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

ITEM 11—EXECUTIVE COMPENSATION

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

ITEM 14—PRINCIPAL ACCOUNTANT FEES AND SERVICES

Reference is hereby made to Merchants’ Proxy Statement to Shareholders for its Annual Meeting of Shareholders to be held on May 3, 2011, wherein pursuant to Regulation 14A information concerning the above subjects (Items 10 through 14) is incorporated by reference.

Pursuant to Rule 12b-23 and Instruction G to Form 10-K, Merchants’ Definitive Proxy Statement will be filed within 120 days subsequent to the end of Merchants’ 2010 fiscal year.

PART IV

ITEM 15—EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)

The following consolidated financial statements are included:

Consolidated Balance Sheets, December 31, 2010, and December 31, 2009

Consolidated Statements of Income for the years ended December 31, 2010, 2009 and 2008

Consolidated Statements of Comprehensive Income for the years ended December 31, 2010, 2009 and 2008

Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2010, 2009 and 2008

Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008

Notes to Consolidated Financial Statements

(2)

The following exhibits are either filed or attached as part of this report, or are incorporated herein by reference:

Exhibit	Description

3.1.1	Certificate of Incorporation, filed on April 20, 1987*

3.1.2	Certificate of Merger, filed on June 5, 1987 (Incorporated by reference to Exhibit 3.1.2 to Merchants’ Annual Report on Form 10-K for the Year Ended December 31, 2006)

3.1.3	Certificate of Amendment, filed on May 11, 1988 (Incorporated by reference to Exhibit 3.1.3 to Merchants’ Annual Report on Form 10-K filed on March 16, 2007)

3.1.4	Certificate of Amendment, filed on April 29, 1991 (Incorporated by reference to Exhibit 3.1.4 to Merchants’ Annual Report on Form 10-K filed on March 16, 2007)

3.1.5	Certificate of Amendment, filed on August 29, 2006 (Incorporated by reference to Exhibit 3.1.5 to Merchants’ Annual Report on Form 10-K filed on March 16, 2007)

3.1.6	Certificate of Amendment, filed August 29, 2006 (Incorporated by reference to Exhibit 3.1.6 to Merchants’ Annual Report on Form 10-K filed on March 16, 2007)

3.2	Amended and Restated Bylaws of Merchants (Incorporated by reference to Exhibit 3.2 to Merchants’ Report on Form 8-K filed on April 16, 2009)

4	Specimen of Merchants’ Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to Merchants’ Annual Report on Form 10-K filed on March 13, 2008)

10.1

Merchants Bancshares, Inc. Dividend Reinvestment and Stock Purchase Plan (Incorporated by reference to Exhibit 4.1 to Merchants’ Registration Statement on Form S-3 (Registration No. 333-151572) filed on June 11, 2008)

10.2

The Merchants Bancshares, Inc. 2008 Stock Option Plan (Incorporated by reference to Exhibit 4.1 to Merchants’ Registration Statement on Form S-8 (Registration Number 333-151424) filed on June 4, 2008)+

10.3	The Merchants Bancshares, Inc. and Subsidiaries Amended and Restated 1996 Compensation Plan for Non-Employee Directors+*

10.4	The Merchants Bancshares, Inc. and Subsidiaries Amended and Restated 2008 Compensation Plan for Non-Employee Directors and Trustees+*

10.5	Merchants Bancshares, Inc. Executive Annual Incentive Plan (Incorporated by reference to Exhibit 10.1 to Merchants’ Report on Form 8-K filed on March 2, 2011)+

10.6

Form of Employment Agreement dated as of January 1, 2009, by and between Merchants and its subsidiaries and certain of its executive officers (Incorporated by reference to Exhibit 10.1 to Merchants’ Report on Form 8-K filed on December 24, 2008.)+

10.7	The Merchants Bank Amended and Restated Deferred Compensation Plan for Directors dated as of December 20, 1995+*

10.8	Trust under the Merchants Bank Amended and Restated Deferred Compensation Plan for Directors dated as of December 20, 1995+*

10.9	Agreement among the Merchants Bank and Kathryn T. Boardman, Thomas R. Havers and Susan D. Struble dated as of December 20, 1995+*

10.10	Trust under the Agreement among the Merchants Bank and Kathryn T. Boardman, Thomas R. Havers and Susan D. Struble dated as of December 20, 1995+*

10.11

Indenture, dated December 15, 2004, by and between Merchants Bancshares, Inc. and Wilmington Trust Company, as trustee (Incorporated by reference to Exhibit 10.5 to Merchants’ Annual Report on Form 10-K filed on March 9, 2005)

10.12

Guarantee Agreement, dated December 15, 2004, by and between Merchants Bancshares, Inc. and Wilmington Trust Company dated December 15, 2004 for the benefit of the holders from time to time of the Capital Securities of MBVT Statutory Trust I (Incorporated by reference to Exhibit 10.5.3 to Merchants’ Annual Report on Form 10-K filed on March 9, 2005)

10.13	Declaration of Trust of MBVT Statutory Trust I, dated December 2, 2004 (Incorporated by reference to Exhibit 10.5.2 to Merchants’ Annual Report on Form 10-K filed on March 9, 2005)

10.14

Subscription Agreement, dated December 15, 2004, by and among MBVT Statutory Trust I, Merchants and Preferred Term Securities XVI, Ltd. (Incorporated by reference to Exhibit 10.5.1 to Merchants’ Annual Report on Form 10-K filed on March 9, 2005)

10.15

Placement Agreement, dated December 7, 2004, by and among Merchants Bancshares, Inc., FTN Financial Capital Markets and Keefe, Bruyette & Woods, Inc. (Incorporated by reference to Exhibit 10.5.4 to Merchants’ Annual Report on Form 10-K filed on March 9, 2005)

10.16

Purchase and Sale Agreement between Merchants Bank and Eastern Avenue Properties, L.L.C., dated as of June 27, 2008 (Incorporated by reference to Exhibit 10.18.1 to Merchants’ Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2008)

10.17

Leaseback Agreement between Merchants Bank and Farrell Exchange, L.L.C., dated as of June 27, 2008 (Incorporated by reference to Exhibit 10.18.2 to Merchants’ Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2008)

14	Code of Ethics (Incorporated by reference to Exhibit 14 to Merchants’ Annual Report on Form 10-K filed on March 12, 2004)

21	Subsidiaries of Merchants*

23	Consent of KPMG LLP*

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended*

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

+

Management contract or compensatory plan or agreement

*

Filed herewith

**

Furnished herewith

SIGNATURES

Pursuant to the requirement of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Merchants Bancshares, Inc.

Date:	March 14, 2011	By:	/s/ Michael R. Tuttle
Michael R. Tuttle, President & CEO

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of MERCHANTS BANCSHARES, INC., and in the capacities and on the date as indicated.

/s/ Michael R. Tuttle	March 14, 2011
Michael R. Tuttle, Director,	Date
President & CEO of Merchants

/s/ Scott F. Boardman	March 14, 2011
Scott F. Boardman, Director	Date

/s/ Peter A. Bouyea	March 14, 2011
Peter A. Bouyea, Director	Date

/s/ Karen J. Danaher	March 14, 2011
Karen J. Danaher, Director	Date

/s/ Jeffrey L. Davis	March 14, 2011
Jeffrey L. Davis, Director	Date

/s/ Michael G. Furlong	March 14, 2011
Michael G. Furlong, Director	Date

/s/ John A. Kane	March 14, 2011
John A. Kane, Director	Date

/s/ Lorilee A. Lawton	March 14, 2011
Lorilee A. Lawton, Director	Date

/s/ Bruce M. Lisman	March 14, 2011
Bruce M. Lisman, Director	Date

/s/ Raymond C. Pecor, Jr.	March 14, 2011
Raymond C. Pecor, Jr., Director	Date
Chairman of the Board of Directors

/s/ Patrick S. Robins	March 14, 2011
Patrick S. Robins, Director	Date

/s/ Robert A. Skiff	March 14, 2011
Robert A. Skiff, Director	Date

/s/ Janet P. Spitler	March 14, 2011
Janet P. Spitler, Treasurer, CFO and Principal Accounting Officer of Merchants	Date