Form 10-Q
period 2011-03-31
MERCHANTS BANCSHARES INC
filed 2011-05-10
CIK 726517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2011

or

[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	0-11595

Merchants Bancshares, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	03-0287342
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

275 Kennedy Drive, South Burlington, Vermont	05403
(Address of Principal Executive Offices)	(Zip Code)

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

[    ] Yes                    [ X ] No

As of May 2, 2011, there were 6,197,390 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

MERCHANTS BANCSHARES, INC.

FORM 10-Q

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.	Interim Consolidated Financial Statements (Unaudited)

	Consolidated Balance Sheets As of March 31, 2011 and December 31, 2010	1

	Consolidated Statements of Income For the three months ended March 31, 2011 and 2010	2

	Consolidated Statements of Comprehensive Income For the three months ended March 31, 2011 and 2010	3

	Consolidated Statements of Cash Flows For the three months ended March 31, 2011 and 2010	4

	Notes to Interim Unaudited Consolidated Financial Statements	5 - 20

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	20 - 31
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	31 - 33
Item 4.	Controls and Procedures	34

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	35
Item 1A.	Risk Factors	35
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35
Item 3.	Defaults upon Senior Securities	35
Item 4.	(Removed and Reserved)	35
Item 5.	Other Information	35
Item 6.	Exhibits	35-36
Signatures		36
Exhibits

MERCHANTS BANCSHARES, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

Merchants Bancshares, Inc.

Consolidated Balance Sheets

(unaudited)

	(In thousands except share and per share data)		March 31 2011	December 31, 2010
	ASSETS
	Cash and due from banks		$10,891	$11,753
	Interest earning deposits with banks and other short-term investments		45,542	62,273
	Total cash and cash equivalents		56,433	74,026
	Investments:
	Securities available for sale, at fair value		476,328	465,962
	Securities held to maturity (fair value of $778 and $882)		702	794
	Total investments		477,030	466,756
	Loans		922,127	910,794
	Less: Allowance for loan losses		10,232	10,135
	Net loans		911,895	900,659
	Federal Home Loan Bank stock		8,630	8,630
	Bank premises and equipment, net		14,144	14,365
	Investment in real estate limited partnerships		5,139	5,253
	Other assets		17,915	17,955
	Total assets		$1,491,186	$1,487,644
	LIABILITIES
	Deposits:
	Demand deposits		$135,765	$141,412
	Savings, NOW and money market accounts		595,814	584,582
	Time deposits $100 thousand and greater		131,948	127,749
	Other time deposits		235,135	238,453
	Total deposits		1,098,662	1,092,196
	Securities sold under agreements to repurchase and other short-term debt		211,758	227,657
	Securities sold under agreements to repurchase, long-term		7,500	7,500
	Other long-term debt		31,119	31,139
	Junior subordinated debentures issued to unconsolidated subsidiary trust		20,619	20,619
	Other liabilities		20,669	9,202
	Total liabilities		1,390,327	1,388,313
	Commitments and contingencies (Note 8)
	SHAREHOLDERS' EQUITY
	Preferred stock Class A non-voting
	Shares authorized - 200,000, none outstanding		--	--
	Preferred stock Class B voting
	Shares authorized - 1,500,000, none outstanding		--	--
	Common stock, $.01 par value		67	67
	Shares authorized	10,000,000
Issued	As of March 31, 2011 and December 31, 2010	6,651,760
Outstanding	As of March 31, 2011	5,885,213
	As of December 31, 2010	5,859,263
	Capital in excess of par value		36,399	36,348
	Retained earnings		73,093	71,725
	Treasury stock, at cost		(16,322)	(16,836)
	As of March 31, 2011	766,547
	As of December 31, 2010	792,497
	Deferred compensation arrangements		6,061	6,350
	Accumulated other comprehensive income		1,561	1,677
	Total shareholders' equity		100,859	99,331
	Total liabilities and shareholders' equity		$1,491,186	$1,487,644

See accompanying notes to interim unaudited consolidated financial statements

Merchants Bancshares, Inc.

Consolidated Statements of Income

(Unaudited)

	Three Months Ended March 31,
(In thousands except per share data)	2011	2010
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$ 10,999	$ 11,489
Investment income:
Interest on debt securities	3,015	3,722
Dividends	7	--
Interest on interest earning deposits with banks and other short-term investments	30	21
Total interest and dividend income	14,051	15,232
INTEREST EXPENSE
Savings, NOW and money market accounts	324	389
Time deposits $100 thousand and greater	312	373
Other time deposits	565	802
Securities sold under agreement to repurchase, short-term and other short-term borrowings	537	409
Securities sold under agreement to repurchase, long-term	55	489
Other long-term debt	213	212
Junior subordinated debentures issued to unconsolidated subsidiary trust	293	293
Total interest expense	2,299	2,967
Net interest income	11,752	12,265
Provision for credit losses	--	600
Net interest income after provision for credit losses	11,752	11,665
NONINTEREST INCOME
Total other-than-temporary impairment losses	--	(80)
Portion of loss recognized in other comprehensive income (before taxes)	--	--
Net impairment losses	--	(80)
(Loss) gain on investment securities, net	(10)	709
Trust company income	623	518
Service charges on deposits	962	1,239
Equity in losses of real estate limited partnerships	(457)	(434)
Other noninterest income	975	958
Total noninterest income	2,093	2,910
NONINTEREST EXPENSE
Salaries and wages	3,755	3,701
Employee benefits	1,404	1,270
Occupancy expense	1,041	930
Equipment expense	789	680
Legal and professional fees	603	591
Marketing	339	315
State franchise taxes	313	279
FDIC insurance	352	380
Other Real Estate Owned ("OREO") expenses	16	(194)
Other noninterest expense	1,499	1,514
Total noninterest expense	10,111	9,466
Income before provision for income taxes	3,734	5,109
Provision for income taxes	633	1,280
NET INCOME	$ 3,101	$ 3,829

Basic earnings per common share	$ 0.50	$ 0.62
Diluted earnings per common share	$ 0.50	$ 0.62

See accompanying notes to interim unaudited consolidated financial statements

Merchants Bancshares, Inc.

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended March 31,
(In thousands)	2011	2010
Net income	$ 3,101	$ 3,829
Other comprehensive income, net of tax:
Change in net unrealized gain on securities available for sale, net of taxes of $(166) and $550	(307)	1,022
Reclassification adjustments for net securities losses (gains) included in net income, net of taxes of $3 and $(221)	6	(408)
Change in net unrealized loss on interest rate swaps, net of taxes of $75 and $(76)	139	(142)
Pension liability adjustment, net of taxes of $24 and $26	46	49
Other comprehensive (loss) income	(116)	521
Comprehensive income	$ 2,985	$ 4,350

See accompanying notes to interim unaudited consolidated financial statements

Merchants Bancshares, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

For the three months ended March 31,	2011	2010
(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 3,101	$ 3,829
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	--	600
Depreciation and amortization	2,271	1,373
Stock option expense	32	20
Net losses (gains) on sales of investment securities	10	(709)
Other-than-temporary impairment losses on investment securities	--	80
Net gains on sale of premises and equipment	(21)	--
Losses (gains) on sale of other real estate owned	20	(318)
Equity in losses of real estate limited partnerships, net	457	434
Changes in assets and liabilities:
Increase in interest receivable	(417)	(159)
Decrease in other assets	500	1,261
Decrease in interest payable	(11)	(58)
Increase (decrease) in other liabilities	11,964	(8,546)
Decrease in deferred gain on real estate sale	(106)	(106)
Net cash provided by (used in) operating activities	17,800	(2,299)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investment securities available for sale	22,494	19,997
Proceeds from maturities of investment securities available for sale	59,587	48,149
Proceeds from maturities of investment securities held to maturity	92	114
Purchases of investment securities available for sale	(94,737)	(87,786)
Loan originations (in excess of) less than principal payments	(11,331)	7,147
Proceeds from sales of premises and equipment	51	--
Proceeds from sales of other real estate owned	--	933
Real estate limited partnership investments	(343)	(125)
Purchases of bank premises and equipment	(265)	(534)
Net cash used in investing activities	(24,452)	(12,105)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	6,466	(7,250)
Net decrease in short-term borrowings	(818)	(243)
Net decrease in securities sold under agreement to repurchase-short term	(15,081)	(6,674)
Principal payments on long-term debt	(20)	(19)
Cash dividends paid	(1,564)	(1,720)
Sale of treasury stock	21	189
Increase in deferred compensation arrangements	55	52
Net cash provided by financing activities	(10,941)	(15,665)

Decrease in cash and cash equivalents	(17,593)	(30,069)
Cash and cash equivalents beginning of period	74,026	74,546
Cash and cash equivalents end of period	$ 56,433	$ 44,477

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Total interest payments	$ 2,019	$ 3,024
Total income tax payments	8,400	3,600

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Distribution of stock under deferred compensation arrangements	432	455
Distribution of treasury stock in lieu of cash dividend	169	--
Transfer of loans to other real estate owned	--	629
Increase in payable for investments purchased	12,518	3,000

See accompanying notes to interim unaudited consolidated financial statements

Notes To Interim Unaudited Consolidated Financial Statements

For additional information, see the Merchants Bancshares, Inc. (“Merchants,” “we,” “us,” “our”) Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2011.

Note 1: Financial Statement Presentation

Principles of Consolidation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. All adjustments necessary for a fair presentation of our interim consolidated financial statements as of March 31, 2011 and December 31, 2010, and for the three months ended March 31, 2011 and 2010 have been included. The information was prepared from our unaudited financial statements and the unaudited financial statements of our subsidiaries, Merchants Bank and MBVT Statutory Trust I. Amounts reported for prior periods are reclassified, where necessary, to be consistent with the current period presentation.

Use of Estimates in Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of income and expenses during the reporting periods. The most significant estimates include those used in determining the allowance for loan losses, income taxes, interest income recognition on loans and investments and analysis of other-than-temporary impairment of investment securities. Operating results in the future may vary from the amounts derived from our estimates and assumptions.

Note 2: Investment Securities

Investments in securities are classified as available for sale or held to maturity as of March 31, 2011. The amortized cost and fair values of the securities classified as available for sale and held to maturity as of March 31, 2011 and December 31, 2010 are as follows:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of March 31, 2011
Available for Sale:
U.S. Treasury Obligations	$250	$--	$--	$250
U.S. Agency Obligations	82,815	197	388	82,624
Federal Home Loan Bank ("FHLB") Obligations	13,590	220	22	13,788
Residential Real Estate Mortgage-backed Securities ("Agency MBSs")	188,863	5,774	521	194,116
Agency Collateralized Mortgage Obligations ("Agency CMOs")	176,541	2,089	241	178,389
Non-agency Collateralized Mortgage Obligations ("Non- agency CMOs")	5,954	1	233	5,722
Asset Backed Securities ("ABSs")	1,434	43	38	1,439
	$469,447	$8,324	$1,443	$476,328
Held to Maturity:
Agency MBSs	702	76	--	778
	$702	$76	$--	$778
As of December 31, 2010
Available for Sale:
U.S. Treasury Obligations	$250	$--	$--	$250
U.S. Agency Obligations	47,717	287	216	47,788
FHLB Obligations	11,211	253	7	11,457
Agency MBSs	169,396	6,136	625	174,907
Agency CMOs	222,435	2,289	456	224,268
Non-agency CMOs	6,114	2	264	5,852
ABSs	1,492	--	52	1,440
	$458,615	$8,967	$1,620	$465,962
Held to Maturity:
Agency MBSs	794	88	--	882
	$794	$88	$--	$882

Included in gross unrealized losses at March 31, 2011 are $38 thousand of non-credit related unrealized losses on other-than-temporarily impaired securities in the ABS portfolio, which are included in accumulated other comprehensive income, net of tax.

The contractual final maturity distribution of the debt securities classified as available for sale and held to maturity as of March 31, 2011, are as follows:

(In thousands)	Within One Year	After One But Within Five Years	After Five But Within Ten Years	After Ten Years	Total
As of March 31, 2011
Available for Sale (at fair value):
U.S. Treasury Obligations	$--	$250	$--	$--	$250
U.S. Agency Obligations	--	6,030	59,329	17,265	82,624
FHLB Obligations	2,096	2,032	9,660	--	13,788
Agency MBSs	6,437	6,748	39,243	141,688	194,116
Agency CMOs	--	--	13,903	164,486	178,389
Non-agency CMOs	--	--	57	5,665	5,722
ABSs	--	--	--	1,439	1,439
	$8,533	$15,060	$122,192	$330,543	$476,328
Held to Maturity (at amortized cost):
Agency MBSs	--	170	78	454	702
	$--	$170	$78	$454	$702
As of December 31, 2010
Available for Sale (at fair value):
U.S. Treasury Obligations	$250	$--	$--	$--	$250
U.S. Agency Obligations	--	9,042	30,902	7,844	47,788
FHLB Obligations	--	4,428	7,029	--	11,457
Agency MBSs	2,146	7,425	36,877	128,459	174,907
Agency CMOs	430	--	18,180	205,658	224,268
Non-agency CMOs	--	--	72	5,780	5,852
ABSs	--	--	--	1,440	1,440
	$2,826	$20,895	$93,060	$349,181	$465,962
Held to Maturity (at amortized cost):
Agency MBSs	3	192	85	514	794
	$3	$192	$85	$514	$794

Actual maturities will differ from contractual maturities because borrowers may have rights to call or prepay obligations. Maturities of Agency MBSs and Agency CMOs are based on final contractual maturities.

Proceeds from sales of available for sale debt securities were $22.49 million for the first quarter of 2011. Gross gains of $14 thousand and gross losses of $24 thousand were realized from these sales for the first three months of 2011.

Gross unrealized losses on investment securities available for sale and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position, at March 31, 2011and December 31, 2010, were as follows:

	Less than 12 months		12 months or more		Total
(In thousands)	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
As of March 31, 2011
U.S. Treasury Obligations	$ 250	$ --	$ --	$ --	$ 250	$ --
U.S. Agency Obligations	42,907	388	--	--	42,907	388
FHLB Obligations	7,641	22	--	--	7,641	22
Agency MBSs	66,254	521	--	--	66,254	521
Agency CMOs	51,935	241	--	--	51,935	241
Non-agency CMOs	95	2	5,570	231	5,665	233
ABSs	--	--	1,040	38	1,040	38
	$ 169,082	$ 1,174	$ 6,610	$ 269	$ 175,692	$ 1,443
As of December 31, 2010
U.S. Agency Obligations	$ 16,173	216	$ --	$ --	$ 16,173	$ 216
FHLB Obligations	4,989	7	--	--	4,989	7
Agency MBSs	61,276	625	--	--	61,276	625
Agency CMOs	86,542	456	--	--	86,542	456
Non-agency CMOs	96	2	5,684	262	5,780	264
ABSs	349	7	1,090	45	1,439	52
	$ 169,425	$ 1,313	$ 6,774	$ 307	$ 176,199	$ 1,620

There were no securities held to maturity with unrealized losses as of March 31, 2011 and December 31, 2010.

Unrealized losses on investment securities result from the cost basis of the security being higher than its current fair value. These discrepancies generally occur because of changes in interest rates since the time of purchase, or because the credit quality of the issuer or underlying collateral has deteriorated. We perform a quarterly analysis of each security in our portfolio to determine if impairment exists, and if it does, whether that impairment is other-than-temporary.

Agency MBSs and Agency CMOs consist of pools of residential mortgages which are guaranteed by the Federal National Mortgage Association (“FNMA”), Federal Home Loan Mortgage Corporation (“FHLMC”), or the Government National Mortgage Association (“GNMA”) with various origination dates and maturities. Non-Agency CMOs and ABSs are tracked individually by our investment manager with updates on the performance of the underlying collateral provided at least quarterly. Additionally, our investment manager performs stress testing of individual bonds that experience greater levels of market volatility.

The non-Agency CMO portfolio consists of four bonds, two with balances less than $100 thousand and an insignificant unrealized loss. We performed no additional analysis on these bonds. Management has performed analyses on the remaining two bonds. One of the bonds, with a book value of $3.90 million and a fair value of $3.74 million at March 31, 2011, is rated AA by Fitch and Baa3 by Moody’s. Delinquencies have been fairly low and prepayment speeds for the bond have been rapid, leading to increased credit support. The bond is backed by a large pool of loans with a 2004 issue date, 60-plus day delinquencies have been steady over the life of the bond, credit scores are high and loan-to-value ratios (“LTVs”) are low. The second bond has a book value of $1.90 million and a fair value of $1.83 million. This bond is rated BB by Fitch and A- by S&P. Delinquencies on this bond have also been fairly low, particularly within our tranche, and prepayment speeds have been high, leading to increased credit support. A relatively small loan pool and high average loan size are mitigated by low 60-plus day delinquencies, high credit scores, low LTVs and a 2005 issue date. Our investment advisor has assisted Management in running various cash flow analyses on the bonds to determine the likelihood of a principal loss in the future. In all cases the likelihood of a loss was determined to be remote.

The ABS portfolio consists of two bonds, one of which, with a book value of $357 thousand and a current market value of $400 thousand, is in an unrealized gain position, and, additionally, carries an Agency guarantee. We have performed no further analysis on this bond. The second bond in the ABS portfolio has insurance backing from Ambac. However, because of Ambac’s uncertain financial status, we place no reliance on the insurance wrap in its impairment analysis. The bond is rated CC by Standard & Poor’s and Caa2 by Moody’s. We have recorded impairment charges on this bond totaling $122 thousand during the first quarter of 2010 and the fourth quarter of 2008. The book value of the bond, net of the impairment charges, is $1.08 million, and its current market value is $1.04 million. This is the only bond in our bond portfolio with subprime exposure. Principal payments received on the bond during 2011 total $58 thousand, and the fair value of the bond as a percentage of book value has increased slightly since year end. We have performed the same analysis on this bond as on our non-Agency CMOs discussed above and consider its additional impairment temporary.

As a member of the FHLB system, we are required to invest in stock of the FHLB of Boston (the “FHLBB”) in an amount determined based on our borrowings from the FHLBB. At March 31, 2011 our investment in FHLBB stock totaled $8.63 million. In early 2009, due to deterioration in its financial condition, the FHLBB placed a moratorium on redemption of stock in excess of required levels of ownership and suspended payment of quarterly dividends on its stock. On February 22, 2011, FHLBB announced net income of $106.60 million for 2010, and declared a dividend equal to an annual yield of 0.31%. This compares to a net loss of $186.80 million for 2009. We received dividend income totaling $7 thousand during the first quarter of 2011; no dividend income on FHLBB stock was recorded during 2010. The FHLBB continues to be classified as “adequately capitalized” by its primary regulator. Based on current available information, we do not believe that our investment in FHLBB stock is impaired. We will continue to monitor our investment in FHLBB stock.

We do not intend to sell the investment securities that are in an unrealized loss position, and it is unlikely that we will be required to sell the investment securities before recovery of their amortized cost bases, which may be maturity.

Note 3: Loans and the allowance for credit losses

Loans

The composition of the loan portfolio at March 31, 2011 and December 31, 2010 is as follows:

(In thousands)	2011	2010
Commercial, financial and agricultural	$ 132,657	$ 112,514
Municipal loans	75,375	72,261
Real estate loans – residential	418,703	422,981
Real estate loans – commercial	276,184	279,896
Real estate loans – construction	12,283	16,420
Installment loans	6,461	6,284
All other loans	464	438
Total loans	$ 922,127	$ 910,794

At March 31, 2011 and December 31, 2010, total loans included $72 thousand and $80 thousand of net deferred loan origination fees. The aggregate amount of overdrawn deposit balances classified as loan balances was $464 thousand and $437 thousand at March 31, 2011 and December 31, 2010, respectively.

Residential and commercial loans serviced for others at March 31, 2011 and December 31, 2010 amounted to approximately $25.86 million and $19.41 million, respectively.

We primarily originate residential real estate, commercial, commercial real estate, municipal obligations and installment loans to customers throughout the state of Vermont. There are no significant industry concentrations in the loan portfolio. Economic conditions have continued to improve during 2011, but there are remaining areas of weakness. While continuing to adhere to prudent underwriting standards, we are not immune to some negative consequences arising from overall economic weakness and, in particular, a sharp downturn in the real estate market in Vermont.

Allowance for Credit Losses

We have divided the loan portfolio into portfolio segments, each with different risk characteristics and methodologies for assessing risk. Each portfolio segment is broken down into classes where appropriate. Portfolio classes contain unique measurement attributes, risk characteristics and methods for monitoring and assessing risk that are necessary to develop the allowance for loan and lease losses. Unique characteristics such as borrower type, loan type, collateral type, and risk characteristics define each portfolio class. A description of the portfolio segments follows:

Commercial, financial and agricultural: We offer a variety of loan options to meet the specific needs of commercial customers, including term loans and lines of credit. Such loans are made available to businesses for working capital such as inventory and receivables, business expansion and equipment purchases. Generally, a collateral lien is placed on equipment, receivables, inventory or other assets owned by the borrower. These loans carry a higher risk than commercial real estate loans by the nature of the underlying collateral, and the collateral value may change daily. To reduce the risk, management generally employs enhanced monitoring requirements, obtains personal guarantees and, where appropriate, may also attempt to secure real estate as collateral.

Municipal: Municipal loans primarily consist of shorter term loans issued on a tax-exempt basis which are considered general obligations of the municipality. These loans are generally viewed as lower risk and self-liquidating as Vermont statutes mandate that a municipality utilize its taxing power to meet its financial obligations. To a lesser extent, we also make longer term municipal loans, which are also considered general obligations of the municipality. Most of the longer term loans were originated under the federal Qualified School Construction Bond program. Proceeds are used for the construction, rehabilitation or repair of public school properties and we receive a federal tax credit in lieu of interest income on these loans.

Real Estate – Residential: Residential real estate loans consist primarily of loans secured by first or second mortgages on primary residences. We originate adjustable-rate and fixed-rate, one- to four- family residential real estate loans for the construction, purchase or refinancing of a mortgage. These loans are collateralized by owner-occupied properties located in our market area. Loans on one- to four- family residential real estate are generally originated in amounts of no more than 80% of the purchase price or appraised value (whichever is lower). Mortgage title insurance and hazard insurance are required.

Real Estate – Commercial: We offer commercial real estate loans to finance real estate purchases and refinancing of existing commercial properties. These commercial real estate loans are secured by first liens on the real estate, which may include both owner occupied and non owner occupied facilities. The types of facilities financed include apartments, hotels, warehouses, retail facilities, manufacturing facilities and office buildings. These loans may be less risky than commercial loans, since they are secured by real estate and buildings. Our underwriting analysis includes credit verification, independent appraisals, a review of the borrower's financial condition, and a detailed analysis of the borrower’s underlying cash flows. These loans are typically originated in amounts of no more than 75% of the appraised value of the property.

Real Estate – Construction: We offer construction loans for the construction, expansion and improvement of residential and commercial properties which are secured by the real estate being developed. A review of all plans and budgets is performed prior to approval, third party progress documents are required during construction, and an independent approval process for all draw and release requests is maintained to ensure that funding is prudently administered and that funds are sufficient to complete the project.

Installment - We offer traditional direct consumer installment loans for various personal needs, including vehicle and boat financing. The vast majority of these loans are secured by a lien on the purchased vehicle and are underwritten using credit scores and income verification. The bank does not provide any indirect consumer lending activities.

For purposes of evaluating the adequacy of the allowance for credit losses, we consider a number of significant factors that affect the collectability of the portfolio. For individually evaluated loans, these include estimates of loss exposure, which reflect the facts and circumstances that affect the likelihood of repayment of such loans as of the evaluation date. For homogeneous pools of loans and leases, estimates of our exposure to credit loss reflect a current assessment of a number of factors, which could affect collectability. These factors include: past loss experience; size, trend, composition, and nature of loans; changes in lending policies and procedures, including underwriting standards and collection, charge-offs and recoveries; trends experienced in nonperforming and delinquent loans; current economic conditions in our market; the effect of external factors such as competition, legal and regulatory requirements; and the experience, ability, and depth of lending management and staff. In addition, an external loan review firm, external independent auditing firm and various regulatory agencies periodically review our allowance for credit losses.

After a thorough consideration of the factors discussed above, any required additions to the allowance for credit losses are made periodically by charges to the provision for credit losses. These charges are necessary to maintain the allowance for credit losses at a level which management believes is reasonably reflective of overall inherent risk of probable loss in the portfolio. While management uses available information to recognize losses on loans, additions may fluctuate from one reporting period to another. These fluctuations are reflective of changes in risk associated with portfolio content and/or changes in management’s assessment of any or all of the determining factors discussed above. The following table reflects our loan loss experience and activity in the Allowance for Credit Losses for the first quarter of 2011:

(In thousands)	Commercial, financial and agricultural	Municipal	Real estate - residential	Real estate - commercial	Real estate - construction	Installment	All other	Totals
Allowance for credit losses:
Beginning balance	$ 2,617	$ 236	$ 2,428	$ 5,143	$ 283	$ 24	$ 23	$ 10,754
Chargeoffs	(43)	--	(8)	--	(11)	(8)	--	(70)
Recoveries	21	--	1	43	5	2	--	72
Provision	94	53	262	(478)	(29)	10	88	--
Ending balance	$ 2,689	$ 289	$ 2,683	$ 4,708	$ 248	$ 28	$111	$ 10,756

Ending balance individually evaluated for impairment	$ 299	$ --	$ 40	$ 23	$ --	$ --	$ --	$ 362
Ending balance collectively evaluated for impairment	2,390	289	2,643	4,685	248	28	111	10,394
Totals	$ 2,689	$ 289	$ 2,683	$ 4,708	$ 248	$ 28	$111	$ 10,756

Financing receivables:
Ending balance individually evaluated for impairment	$ 706	$ --	$ 2,273	$ 599	$ 158	$ --	$ --	$ 3,736
Ending balance collectively evaluated for impairment	131,951	75,375	416,430	275,585	12,125	6,461	464	918,391
Totals	$132,657	$75,375	$418,703	$276,184	$12,283	$6,461	$464	$922,127

Components:

Allowance for loan losses	$ 2,331	$ 289	$ 2,605	$ 4,640	$ 228	$ 28	$111	$ 10,232
Reserve for undisbursed lines of credit	358	--	78	68	20	--	--	524
Total	$ 2,689	$ 289	$ 2,683	$ 4,708	$ 248	$ 28	$111	$ 10,756

Presented below is an aging of past due loans, including nonaccrual loans, by class as of March 31, 2011:

(In thousands)	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Current	Total	Greater Than 90 Days and Accruing

Commercial, financial and agricultural	$ 200	$ 3	$ 284	$ 487	$132,170	$132,657	$5
Municipal	--	--	--	--	75,375	75,375	--
Real estate-residential:
First mortgage	452	126	1,438	2,016	376,456	378,472	--
Second mortgage	138	75	323	536	39,695	40,231	--
Real estate-commercial:
Owner occupied	157	27	33	217	120,027	120,244	--
Non-owner occupied	145	--	--	145	155,795	155,940	--
Real estate-construction:
Residential	--	--	--	--	2,299	2,299	--
Commercial	--	--	158	158	9,826	9,984	--
Installment	--	--	--	--	6,461	6,461	--
Other	--	8	--	8	456	464	--
Total	$1,092	$239	$2,236	$3,567	$918,560	$922,127	$5

Presented below is an aging of past due loans, including nonaccrual loans, by class as of December 31, 2010:

(In thousands)	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Current	Total	Greater Than 90 Days and Accruing

Commercial, financial and agricultural	$ 38	$ 88	$ 169	$ 295	$112,219	$112,514	$ --
Municipal	--	--	--	--	72,261	72,261	--
Real estate - residential:
First mortgage	--	743	1,461	2,204	378,508	380,712	216
Second mortgage	128	118	491	737	41,532	42,269	168
Real estate - commercial:
Owner occupied	186	--	445	631	120,925	121,556	--
Non-owner occupied	--	21	400	421	157,919	158,340	--
Real estate-construction:
Residential	--	--	--	--	6,287	6,287	--
Commercial	--	167	--	167	9,966	10,133	--
Installment	20	6	--	26	6,258	6,284	--
Other	5	--	--	5	433	438	--
Total	$377	$1,143	$2,966	$4,486	$906,308	$910,794	$384

Impaired loans by class at March 31, 2011 are as follows:

(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related Allowance recorded
Commercial, financial and agricultural	$ 251	$1,259	$ --	$ 227	$--
Real estate – residential
First mortgage	1,270	1,585	--	1,192	2
Second mortgage	473	473	--	475	1
Real estate – commercial
Owner occupied	413	413	--	465	--
Non-owner occupied	--	70	--	77	--
Real estate – construction
Residential	158	325	--	164	--
Commercial	--	--	--	--	--
Installment	--	23	--	5	--
With related Allowance recorded
Commercial, financial and agricultural	455	455	299	473	--
Real estate – residential
First mortgage	530	530	40	619	--
Real estate – commercial
Non-owner occupied	186	186	23	62	--
Total
Commercial, financial and agricultural	706	1,714	299	700	--
Real estate – residential	2,273	2,588	40	2,286	3
Real estate – commercial	599	669	23	604	--
Real estate – construction	158	325	--	164	--
Installment and other	--	23	--	5	--
Total	$3,736	$5,319	$362	$3,759	$3

Impaired loans by class at December 31, 2010 are as follows:

(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial, financial and agricultural	$ 112	$1,077	$ --
Real estate - residential:
First mortgage	1,318	1,636	--
Second mortgage	644	644	--
Real estate - commercial:
Owner occupied	483	490	--
Non-owner occupied	400	640	--
Installment	--	17	--
With an allowance recorded:
Commercial, financial and agricultural	483	483	275
Real estate - residential:
First mortgage	664	664	58
Total:
Commercial, financial and agricultural	595	1,560	275
Real estate - residential	2,626	2,944	58
Real estate - commercial	883	1,130	--
Installment	--	17	--
Total	$4,104	$5,651	$333

Impaired loans at March 31, 2011 consist predominantly of residential real estate loans. Total impaired loans totaled $3.74 million and $4.10 million at March 31, 2011 and December 31, 2010, respectively. At March 31, 2011, $1.17 million of the impaired loans had a specific reserve allocation of $362 thousand, and $2.57 million of the impaired loans had no specific reserve allocation. At December 31, 2010, $1.15 million of the impaired loans had a specific reserve allocation of $333 thousand, and $2.96 million of the impaired loans had no specific reserve allocation. We recorded interest income on impaired loans of approximately $3 thousand during the three months ended March 31, 2011. No interest was recorded on a cash basis during the period the loans were impaired. The average balance of impaired loans was $3.76 million during the three months ended March 31, 2011.

Nonperforming loans at March 31, 2011 and December 31, 2010 are as follows:

(In thousands)	2011	2010
Nonaccrual loans	$3,356	$3,317
Troubled debt restructured loans (“TDRs”)	375	403
Loans greater than 90 days and accruing	5	384
Total nonperforming loans	$3,736	$4,104

TDRs consist of three residential real estate loans; one of the loans was restructured with longer terms at market rates and two were restructured with rate concessions, all are performing in accordance with modified agreements with the borrowers at March 31, 2011. There have been no defaults on TDRs. There were no commitments to lend additional funds to borrowers whose loans have been modified in a troubled debt restructuring at March 31, 2011. We had $7 thousand in commitments to lend additional funds to borrowers whose loans were in nonaccrual status and no commitments to lend additional funds to borrowers whose loans were 90 days past due and still accruing. Our OREO balance was $171 thousand at March 31, 2011 and $191 thousand at December 31, 2010.

Nonaccrual loans by class as of March 31, 2011 and December 31, 2010 are as follows:

(In thousands)	2011	2010
Commercial, financial and agricultural	$ 701	$ 595
Real estate - residential:
First mortgage	1,511	1,486
Second mortgage	388	391
Real estate - commercial:
Owner occupied	412	445
Non owner occupied	186	400
Real estate - construction:
Residential	158	--
Commercial	--	--
Total nonaccrual loans	$3,356	$3,317

Commercial Grading System

We use risk rating definitions for our commercial loan portfolios and certain residential loans which are generally consistent with regulatory and banking industry norms. Loans are assigned a credit quality grade which is based upon management’s on-going assessment of risk based upon an evaluation of the quantitative and qualitative aspects of each credit. This assessment is a dynamic process and risk ratings are adjusted as each borrower’s financial situation changes. This process is designed to provide timely recognition of a borrower’s financial condition and appropriately focus management resources.

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

Below is a summary of loans by credit quality indicator as of March 31, 2011:

(In thousands)	Unrated Residential and Consumer	Pass	Pass- Watch	Special Mention	Sub- Standard	Total
Commercial, financial and agricultural	$ --	$110,419	$19,450	$ 1,410	$ 1,378	$132,657
Municipal	--	73,898	1,477	--	--	75,375
Real estate - residential
First mortgage	375,472	--	1,918	729	353	378,472
Second mortgage	40,231	--	--	--	--	40,231
Real estate loans - commercial
Owner occupied	--	81,973	24,822	4,497	8,952	120,244
Non-owner occupied	--	119,224	24,337	8,497	3,882	155,940
Real estate - construction
Residential	--	1,221	643	--	435	2,299
Commercial	--	9,984	--	--	--	9,984
Installment	6,461	--	--	--	--	6,461
All other loans	464	--	--	--	--	464
Total	$422,628	$396,719	$72,647	$15,133	$15,000	$922,127

Below is a summary of loans by credit quality indicator as of December 31, 2010:

(In thousands)	Unrated Residential and Consumer	Pass	Pass- Watch	Special Mention	Sub- Standard	Total
Commercial, financial and agricultural	$ --	$103,384	$ 5,271	$ 2,038	$ 1,821	$112,514
Municipal	--	72,261	--	--	--	72,261
Real estate - residential
First mortgage	380,712	--	--	--	--	380,712
Second mortgage	42,269	--	--	--	--	42,269
Real estate - commercial
Owner occupied	--	91,305	14,732	4,601	10,918	121,556
Non-owner occupied	--	120,491	26,735	4,604	6,510	158,340
Real estate - construction
Residential	--	3,568	1,562	1,157	--	6,287
Commercial	--	9,015	186	629	303	10,133
Installment	6,284	--	--	--	--	6,284
All other loans	270	--	--	168	--	438
Total	$429,535	$400,024	$48,486	$13,197	$19,552	$910,794

The amount of interest which was not earned, but which would have been earned had our nonaccrual and restructured loans performed in accordance with their original terms and conditions, was approximately $53 thousand for the three months ended March 31, 2011.

It is our policy to make loans to directors, executive officers, and associates of such persons on substantially the same terms, including interest rates and collateral, as those prevailing for comparable lending transactions with other persons.

Note 4: Fair Value of Financial Instruments

We apply the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 820 (“ASC 820”), “Fair Value Measurements,” for fair value measurement of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. ASC 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Under ASC 820, fair value measurements are not adjusted for transaction costs. ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under ASC 820 are described below:

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

The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for interim and annual reporting periods beginning after December 15, 2010. This ASC will not have an impact on the way we measure fair value.

The table below presents the balance of financial assets and liabilities at March 31, 2011 and December 31, 2010 measured at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
(In thousands) Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of March 31, 2011
U.S. Treasury Obligations	$ 250	$ --	$ 250	$ --
U.S. Agency Obligations	82,624	--	82,624	--
FHLB Obligations	13,788	--	13,788	--
Agency MBSs	194,116	--	194,116	--
Agency CMOs	178,389	--	178,389	--
Non-Agency CMOs	5,722	--	5,722	--
ABSs	1,439	--	1,439	--
Interest rate swaps	(1,004)	--	(1,004)	--
Total	$ 475,324	$ --	$ 475,324	$ --
As of December 31, 2010
U.S. Treasury Obligations	$ 250	$ --	$ 250	$ --
U.S. Agency Obligations	47,788	--	47,788	--
FHLB Obligations	11,457	--	11,457	--
Agency MBSs	174,907	--	174,907	--
Agency CMOs	224,268	--	224,268	--
Non-Agency CMOs	5,852	--	5,852	--
ABSs	1,440	--	1,440	--
Interest rate swaps	(1,218)	--	(1,218)	--
Total	$ 464,744	$ --	$ 464,744	$ --

Investment securities are reported at fair value utilizing Level 2 inputs. The prices for these instruments are obtained through an independent pricing service or dealer market participant with which we have historically transacted both purchases and sales of investment securities. Prices obtained from these sources include market quotations and matrix pricing. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things.

Certain assets are also measured at fair value on a non-recurring basis. These other financial assets include impaired loans and OREO. The table below presents the balance of financial assets at March 31, 2011 measured at fair value on a nonrecurring basis:

Fair Value Measurements at Reporting Date Using
(In thousands) Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
OREO	$ 171	$ --	$ --	$ 171
Impaired loans	3,736	--	--	3,736
Total	$ 3,907	$ --	$ --	$ 3,907

Presented below is a roll forward of assets measured at fair value using significant unobservable inputs (Level 3) as of March 31, 2011:

	Impaired loans				OREO
(In thousands)	Commercial, financial and agricultural	Real estate - commercial	Real estate - residential	Real estate - construction	Real estate - commercial	Total
Beginning Balance	$595	$2,665	$844	$ --	$191	$4,295
Transfers into Level 3	293	195	235	158	--	881
Transfers out of Level 3	(163)	(559)	(477)	--	--	(1,199)
Payments	(20)	(27)	(3)	--	--	(50)
Settlements	--	--	--	--	(20)	20
Ending Balance	$705	$2,274	$599	$158	$171	$3,907

In accordance with the provisions of FASB ASC Subtopic 310-10-35, “Accounting by Creditors for Impairment of a Loan – an amendment of FASB Statements No. 5 and 15,” we had collateral dependent impaired loans with a carrying value of approximately $1.17 million, which had specific reserves included in the allowance for loan losses of $362 thousand at March 31, 2011.

We use the fair value of underlying collateral to estimate the specific reserves for collateral dependent impaired loans. Collateral may be real estate and/or business assets including equipment, inventory and accounts receivable. Real estate values are determined based on appraisals by qualified licensed appraisers we have hired. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Management’s ongoing review of appraisal information may result in additional discounts or adjustments to valuation based upon more recent market sales activity or more current appraisal information derived from properties of similar type and/or locale. Other business assets are valued using a variety of approaches including appraisals, depreciated book value, purchase price and independent confirmation of accounts receivable. OREO in the table above consists of property acquired through foreclosures and settlements of loans. Property acquired is carried at the lower of cost or the estimated fair value of the property, determined by an independent appraisal, and is adjusted for estimated disposal costs. Because of the significant amount of judgment involved in valuing both collateral dependent impaired loans and OREO these assets are classified as Level 3 in the fair value hierarchy.

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

Loans - The fair value for loans is estimated using discounted cash flow analyses, using interest rates and spreads currently being offered for loans with similar terms to borrowers of similar credit quality. The fair value estimates, methods and assumptions set forth below for our financial instruments, including those financial instruments carried at cost, are made solely to comply with disclosures required by generally accepted accounting principles in the United States and do not always incorporate the exit-price concept of fair value proscribed by ASC 820-10 and should be read in conjunction with the financial statements and associated footnotes.

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

Interest rate swap - The interest rate swaps are reported at their fair value of $(1.00) million and $(1.22) million as of March 31, 2011 and December 31, 2010, respectively, utilizing Level 2 inputs from third parties. The fair value of our interest rate swaps are determined using prices obtained from a third party advisor. The fair value measurement of the interest rate swap is determined by netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on the expectation of future interest rates derived from observed market interest rate curves.

Commitments to Extend Credit and Standby Letters of Credit - The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of financial standby letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties. The fair value of commitments to extend credit and standby letters of credit is approximately $51 thousand and $40 thousand as of March 31, 2011 and December 31, 2010, respectively.

The fair value of our financial instruments as of March 31, 2011 and December 31, 2010 are summarized in the table below:

	March 31, 2011		December 31, 2010
	Carrying		Carrying
(In thousands)	Amount	Fair Value	Amount	Fair Value
Securities available for sale	$ 476,328	$ 476,328	$ 465,962	$ 465,962
Securities held to maturity	702	778	794	882
FHLB stock	8,630	8,630	8,630	8,630
Loans, net of the Allowance for loan losses	911,895	923,356	900,659	913,882
Accrued interest receivable	5,410	5,410	4,992	4,992
	$ 1,402,965	$ 1,414,502	$ 1,381,037	$ 1,394,348

Deposits	$ 1,098,662	$ 1,100,718	$ 1,092,196	$ 1,094,455
Securities sold under agreement to repurchase and other short-term borrowings	211,758	211,811	227,657	228,109
Securities sold under agreement to repurchase and other long-term borrowings	38,619	39,309	38,639	39,574
Junior subordinated debentures issued to unconsolidated subsidiary trust	20,619	14,252	20,619	14,413
Accrued interest payable	366	366	377	377
	$ 1,370,024	$ 1,366,456	$ 1,379,488	$ 1,376,928

Note 5: Pension

We formerly had a noncontributory defined benefit pension plan (the “Plan”) covering all eligible employees. The Plan was a final average pay plan with benefits based on the average salary rates using the five consecutive Plan years of the last ten years that produce the highest average salary. The Plan was curtailed in 1995; all accrued benefits were fully vested and no additional years of service or age will be accrued.

The following table summarizes the components of net periodic benefit costs for the periods indicated:

	Three months ended March 31,
(In thousands)	2011	2010
Interest cost	$ 122	$ 119
Service cost	14	11
Expected return on Plan assets	(156)	(146)
Amortization of net loss	70	75
Net periodic benefit cost	$ 50	$ 59

We do not expect to make a contribution to the pension plan during 2011.

Our Pension Plan Investment Policy Statement sets forth the investment objectives and constraints of the Plan. The purpose of the policy is to assist our Retirement Plan Committee in effectively supervising, monitoring and evaluating the investments of the Plan.

Note 6: Earnings Per Share

The following table presents reconciliations of the calculations of basic and diluted earnings per common share for the periods indicated:

	For the
	Three Months
	Ended March 31,
(In thousands except per share data)	2011	2010
Net income	$ 3,101	$ 3,829
Weighted average common shares outstanding	6,188	6,152
Dilutive effect of common stock equivalents	12	--
Weighted average common and common equivalent
shares outstanding	6,200	6,152
Basic earnings per common share	$ 0.50	$ 0.62
Diluted earnings per common share	$ 0.50	$ 0.62

Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding for the three months ended March 31, 2011 and 2010. For the three months ended March 31, 2011 and 2010, there were average stock options outstanding of 10,000 and 81,070, respectively, which were not considered in the calculation of diluted earnings per share because the stock options’ exercise price was greater than the average market price during these periods.

Note 7: Stock Repurchase Program

We extended, through January 2012, our stock buyback program, originally adopted in January 2007. Under the program we may repurchase up to 200,000 shares of our common stock on the open market from time to time, and have purchased 143,475 shares at an average price per share of $22.94 since the program’s adoption. We did not repurchase any of our shares during 2010 or during the first quarter of 2011, and do not expect to repurchase shares in the near future.

Note 8: Commitments and Contingencies

We are a party to financial instruments with off balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments primarily include commitments to extend credit and financial guarantees. Such instruments involve, to varying degrees, elements of credit and interest rate risk that are not recognized in the accompanying consolidated balance sheets.

We do not issue any guarantees that would require liability recognition or disclosure, other than our standby letters of credit. Standby letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party. Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit totaled approximately $5.10 million at March 31, 2011 and represent the maximum potential future payments we could be required to make. Typically, these instruments have terms of 12 months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit for on balance sheet instruments. Our policies governing loan collateral apply to standby letters of credit at the time of credit extension. Loan-to-value ratios are generally consistent with loan-to-value requirements for other commercial loans secured by similar types of collateral. The fair value of our standby letters of credit at March 31, 2011 was insignificant.

We are involved in routine legal proceedings that occur in the ordinary course of business, which, individually and in the aggregate, are believed by Management to be immaterial to our financial condition and results of operations.

Note 9: Recent Accounting Pronouncements

In January 2011, the FASB issued ASU 2011-01, “Receivables (Topic 310) – Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Updated No. 2010-20” and in April 2011 issued ASU 2011-02, “Receivables (Topic 310) – A Creditors Determination of Whether a Restructuring is a Troubled Debt Restructuring.” The main provisions in this Update indicate that a creditor must separately conclude, in evaluating whether a restructuring constitutes a TDR, that both of the following exist: the restructuring constitutes a concession and, the debtor is experiencing financial difficulties. The amendments to Topic 310 clarify the guidance on a creditor’s evaluation of whether it has granted a concession, and whether a debtor is experiencing financial difficulties. This ASU also clarifies that a creditor is precluded from using the effective interest rate test when evaluating whether a restructuring constitutes a TDR. The amendments are effective for the first interim period beginning on or after June 15, 2011 and should be applied retrospectively to the beginning of the annual period of adoption. We do not expect that this guidance will have a material impact on our financial condition or results of operations.

In July 2010, the FASB issued ASU 2010-20, “Receivables (Topic 310) – Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” The main objective in developing this updated guidance is to provide financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables. This updated guidance requires additional information to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses. We have determined that this guidance will not have a material impact on our financial condition or results of operations.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q that are not historical facts may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks and uncertainties. These statements, which are based on certain assumptions and describe our future plans, strategies and expectations, can generally be identified by the use of the words “may,” “will,” “should,” “could,” “would,” “plan,” “potential,” “estimate,” “project,” “believe,” “intend,” “anticipate,” “expect,” “target” and similar expressions. Forward-looking statements are based on the current assumptions and beliefs of management and are only expectations of future results. Our actual results could differ materially from those projected in the forward-looking statements as a result of, among others, general, national, regional or local economic conditions which are less favorable than anticipated, including continued global recession, impacting the performance of our investment portfolio, quality of credits or the overall demand for services; changes in loan default and charge-off rates which could affect the allowance for credit losses; declines in the equity and financial markets; reductions in deposit levels which could necessitate increased and/or higher cost borrowing to fund loans and investments; declines in mortgage loan refinancing, equity loan and line of credit activity which could reduce net interest and noninterest income; changes in the domestic interest rate environment and inflation; changes in the carrying value of investment securities and other assets; further actions by the U.S. government and Treasury Department that could have a negative impact on our investment portfolio and earnings; misalignment of our interest-bearing assets and liabilities; increases in loan repayment rates affecting interest income; changing business, banking, or regulatory conditions or policies, or new legislation affecting the financial services industry, such as the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, that could lead to changes in the competitive balance among financial institutions, restrictions on bank activities, changes in costs (including deposit insurance premiums), increased regulatory scrutiny, declines in consumer confidence in depository institutions, or changes in the secondary market for bank loan and other products; and changes in accounting rules, federal and state laws, IRS regulations, and other regulations and policies governing financial holding companies and their subsidiaries which may impact our ability to take appropriate action to protect our financial interests in certain loan situations.

Investors should not place undue reliance on our forward-looking statements, and are cautioned that forward-looking statements are inherently uncertain. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, which are included in more detail in our Annual Report on Form 10-K, as updated by our Quarterly Reports on Form 10-Q, and other filings submitted to the Securities and Exchange Commission. We do not undertake any obligation to update any forward-looking statement to reflect circumstances or events that occur after the date the forward-looking statements are made.

General

All adjustments necessary for a fair presentation of our interim consolidated financial statements as of March 31, 2011, and for the three months ended March 31, 2011 and 2010 have been included. The information was prepared from our unaudited financial statements and financial statements of our subsidiaries, Merchants Bank and MBVT Statutory Trust I.

Results of Operations

Overview

Net income was $3.10 million for the first quarter of 2011 compared to $3.83 million for the first quarter of 2010. The return on average assets was 0.84% for the first quarter of 2011 compared to 1.09% for the first quarter of 2010, and the return on average equity was 12.54% for the quarter ended March 31, 2011 compared to 16.61% for the quarter ended March 31, 2010.

The following were the major factors contributing to our results for the quarter ended March 31, 2011 compared to the first quarter of 2010:

•

Net securities gains for the first quarter of last year were $709 thousand, compared to a net loss of ($10) thousand for the first quarter of 2011.

•

Taxable equivalent net interest income for the first quarter of 2011 was $12.16 million, a $260 thousand decrease from the first quarter of 2010; and was $55 thousand less than the fourth quarter of 2010. The decrease in net interest income when comparing the first quarter of 2011 to the first quarter of 2010 was primarily due to lower yields on our loan and investment portfolios, and flat average loan balances. This was partly offset by higher average balances in investment securities and lower rates paid on interest bearing liabilities.

•

The net interest margin for the first quarter of 2011 was 3.45%, a 28 basis point decrease from the first quarter of 2010, and an 8 basis point increase from the fourth quarter of 2010. Yields on our interest earning assets fell more quickly than the cost of our interest bearing liabilities when comparing the first quarter of this year to last year. The prepayment of $46.50 million in long-term debt at an average cost of 3.74% late the fourth quarter of 2010 resulted in an increase in the margin for the first quarter of 2011.

•

Continued strong asset quality combined with a small net recovery for the quarter resulted in a zero provision for credit losses for the first quarter of 2011, compared to a $600 thousand provision for the first quarter of 2010 and a credit provision of $(1.95) million for the fourth quarter of 2010.

•

Loans ended the quarter at $922.13 million, an $11.33 million increase over year end balances. Investments ended the quarter at $477.03 million, $10.27 million increase over year end balances, and deposits ended the quarter at $1.10 billion, a $6.47 million increase over year end balances.

•

Net overdraft fees were $756 thousand, a $266 thousand decrease compared to the same period in 2010, as a result of new regulations that went into effect during the third quarter of 2010.

•

Our noninterest expense during the first quarter of 2010 was positively impacted by an expense recovery related to the sale of an OREO property of $318 thousand.

Net Interest Income

This discussion should be read in conjunction with the tables on the following two pages. Our taxable equivalent net interest income for the first quarter of 2011 was $12.16 million compared to $12.42 million for the first quarter of 2010 and $12.22 million for the fourth quarter of 2010. Our taxable equivalent net interest margin decreased 28 basis points to 3.45% for the first quarter of 2011 compared to 3.73% for the first quarter of 2010 and increased by 8 basis points when compared to the fourth quarter of 2010 at 3.37%.

The average rate on interest earning assets decreased 52 basis points to 4.10% for the first quarter of 2011 compared to 4.62% for the same period in 2010. This decrease is primarily attributable to a decrease in the average yield on the investment portfolio. The average yield on the investment portfolio decreased 103 basis points to 2.61% for the first quarter of 2011 from 3.64% for the same period last year; and increased by 13 basis points when compared to the fourth quarter of 2010. The decrease in the investment portfolio yield is a result of the sustained low interest rate environment that has generally existed for the last two years. Over 80% of our portfolio is in agency backed mortgage product. Cash flows off these sectors have been high over the last year as borrowers took advantage of low rates to refinance their mortgages. We have chosen to reinvest that cash flow in short, high-quality bonds instead of taking on credit or extension risk to obtain a higher yield. Bond cash flows and resultant premium amortization were high during the early part of the first quarter of this year, but started to slow toward the end of the quarter as the long end of the yield curve moved up from its low point, as a result investment yields started to recover over the course of the quarter. The yield on average loans decreased slightly to 5.05% for the first quarter of 2011 compared to 5.16% for both the first and fourth quarters of 2010.

We continued to reduce our average cost of interest-bearing liabilities during the first quarter of 2011. The average cost of interest-bearing liabilities decreased to 0.76% for the first quarter of 2011 compared to 1.01% for the same period in 2010, and 0.83% for the fourth quarter of last year. The cost of interest-bearing deposits decreased by 19 basis points to 0.51% for the first quarter of 2011 compared to 2010, and by three basis points when compared to the fourth quarter of 2010. We also reduced the cost of our borrowed funds by 47 basis points to 1.59% for the first quarter of 2011 compared to the first quarter of 2010, and by 17 basis points from the fourth quarter of 2010. We prepaid a total of $46.50 million in long-term securities sold under agreements to repurchase at an average rate of 3.74% during the fourth quarter of 2010, which has contributed to the reduction in the cost of borrowed funds.

The following table attributes changes in our net interest income (on a fully taxable equivalent basis) to changes in either average balances or average rates for the three months ended March 31, 2011. Changes due to both interest rate and volume have been allocated to change due to volume and change due to rate in proportion to the relationship of the absolute dollar amounts of the change in each category:

	Three Months Ended			Due to
(In thousands)	March 31, 2011	March 31, 2010	Increase (Decrease)	Volume	Rate
Fully taxable equivalent interest income:
Loans	$11,408	$11,645	$(237)	$ 10	$ (247)
Investments	3,022	3,722	(700)	449	(1,149)
Interest earning deposits with banks and other short-term investments	30	21	9	19	(10)
Total interest income	14,460	15,388	(928)	478	(1,406)
Less interest expense:
Savings, money market and NOW accounts	324	389	(65)	42	(107)
Time deposits	877	1,175	(298)	(62)	(236)
FHLB and other short-term borrowings	--	1	(1)	--	(1)
Securities sold under agreements to repurchase, short-term	537	407	130	125	5
Securities sold under agreement to repurchase, long term	55	489	(434)	(356)	(78)
Other long-term debt	213	213	--	--	--
Junior subordinated debentures issued to unconsolidated subsidiary trust	293	293	--	--	--
Total interest expense	2,299	2,967	(668)	(251)	(417)
Net interest income	$12,161	$12,421	$(260)	$729	$ (989)

The following table sets forth certain information regarding net interest margin for the three months ended March 31, 2011 and 2010. For the periods indicated, the total dollar amount of interest income from average earning assets and the resultant yields, as well as the interest expense on average interest bearing liabilities, are expressed both in dollars and rates, and on a taxable equivalent basis.

Merchants Bancshares, Inc.

Average Balance Sheets and Average Rates

(Unaudited)

	Three Months Ended
	March 31, 2011			March 31, 2010
(In thousands, fully taxable equivalent)	Average Balance	Interest Income/ Expense	Average Rate	Average Balance	Interest Income/ Expense	Average Rate
ASSETS:
Loans, including fees on loans (a)	$ 916,384	$ 11,408	5.05%	$ 915,569	$ 11,645	5.16%
Investments (b) (c)	469,917	3,022	2.61%	414,903	3,722	3.64%
Interest-earning deposits with banks and other short-term investments	44,816	30	0.27%	20,068	21	0.42%
Total interest earning assets	1,431,117	$ 14,460	4.10%	1,350,540	$ 15,388	4.62%
Allowance for loan losses	(10,259)			(11,173)
Cash and cash equivalents	14,300			25,614
Bank premises and equipment, net	14,325			13,269
Other assets	31,118			31,775
Total assets	$1,480,601			$1,410,025

LIABILITIES AND SHAREHOLDERS' EQUITY:
Interest-bearing deposits:
Savings, NOW & money market accounts	$ 585,157	$ 324	0.22%	$ 523,418	$ 389	0.30%
Time deposits	365,865	877	0.97%	387,393	1,175	1.23%
Total interest bearing deposits	951,022	1,201	0.51%	910,811	1,564	0.70%
FHLB and other short-term borrowings	1,793	--	0.00%	3,052	1	0.18%
Securities sold under agreements to repurchase, short-term	218,416	537	1.00%	166,661	407	0.99%
Securities sold under agreements to repurchase, long-term	7,500	55	2.98%	54,000	489	3.67%
Other long-term debt	31,127	213	2.77%	31,203	213	2.76%
Junior subordinated debentures issued to unconsolidated subsidiary trust	20,619	293	5.76%	20,619	293	5.76%
Total borrowed funds	279,455	1,098	1.59%	275,535	1,403	2.06%
Total interest bearing liabilities	1,230,477	$ 2,299	0.76%	1,186,346	$ 2,967	1.01%
Noninterest bearing deposits	139,670			118,372
Other liabilities	11,540			13,480
Shareholders' equity	98,914			91,827
Total liabilities and shareholders' equity	$1,480,601			$1,410,025

Net interest earning assets	$ 200,640			$ 164,194

Net interest income (fully taxable equivalent)		$ 12,161			$ 12,421
Tax equivalent adjustment		(409)			(156)
Net interest income		$ 11,752			$ 12,265

Net interest rate spread			3.34%			3.61%

Net interest margin			3.45%			3.73%

(a)

Includes principal balance of non-accrual loans and fees on loans.

(b)

Available for sale securities and held to maturity securities are included at amortized cost.  Includes FHLB stock.

(c)

Tax exempt interest has been converted to a tax equivalent basis using the Federal tax rate of 35%.

Provision for Credit Losses (“Provision”): Due to our continued strong asset quality, we did not record a provision in the first quarter of 2011. This compares to a provision of $600 thousand for the first quarter of 2010 and a negative $1.95 million for the fourth quarter of 2010. Our non-performing asset totals decreased to $3.91 million at March 31, 2011 compared to $4.30 million at December 31, 2010 and $9.70 million at March 31, 2010. Additionally, accruing substandard loans decreased to $13.50 million at March 31, 2011 from $18.07 million at December 31, 2010 and $23.55 million at March 31, 2010. Approximately $430 thousand in non-accruing loans carry some form of government guarantee. All of these factors are taken into consideration during management’s quarterly review of the allowance for credit losses which we continue to deem reasonable at March 31, 2011. See “Credit Quality and the Allowance for Credit Losses” for additional information on the provision, the allowance for credit losses and the allowance for loan losses.

Noninterest Income: Total noninterest income decreased to $2.09 million for the first quarter of 2011 compared to $2.91 million for the first quarter of 2010, and $2.54 million for the fourth quarter of last year. Excluding net gains (losses) on security sales and other than temporary impairment losses, noninterest income decreased $178 thousand to $2.10 million for the first quarter of this year compared to $2.28 million for the same period last year and decreased $253 thousand from $2.36 million for the fourth quarter of 2010. Trust division income increased to $623 thousand for the first quarter of 2011 compared to $518 thousand for the first quarter of 2010, and $573 thousand for the fourth quarter of 2010. Revenue related to service charges on deposits decreased to $962 thousand for the first quarter of 2011 compared to $1.24 million for the first quarter of 2010, and $1.08 million for the fourth quarter of 2010. This decrease is almost entirely related to reduced overdraft service charge revenue. Net overdraft fee revenue for the first quarter of 2011 was 26% lower than the first quarter of 2010 at $756 thousand compared to $1.02 million for the first quarter of 2010 and $858 thousand for the fourth quarter of 2010. Reductions in overdraft fee revenue are almost entirely a result of legislative changes that went into effect on August 15, 2010. At the same time, other noninterest income increased slightly to $975 thousand for the first quarter of 2011 compared to $958 thousand for the first quarter of 2010, and decreased slightly from $1.12 million for the fourth quarter of 2010. Net debit card fee income, a component of other noninterest income, was $654 thousand for the first quarter of 2011 compared to $630 thousand for the first quarter of 2010 and $775 thousand for the fourth quarter of last year. Debit card fee income is typically lower in the first quarter of the year than in the fourth quarter. The Dodd-Frank Wall Street Reform and Consumer Protection Act authorizes the Federal Reserve Board to regulate debit card interchange fees; although the changes are aimed at large banks, it is possible that all banks will be impacted. It is not possible to predict at this time what, if any, impact the changes will have on our debit card revenue.

Noninterest Expense: Total noninterest expense for the first quarter of 2011 was $10.11 million compared to $9.47 million for the first quarter of 2010 and $13.34 million for the fourth quarter of last year. There were several factors that combined to produce the changes. We incurred a $3.07 million prepayment penalty during the fourth quarter of 2010 related to the prepayment of $46.50 million in long term debt. No prepayment penalties were incurred in the first quarter of 2011 or 2010. Salaries and wages were $3.76 million for the first quarter of 2011 compared to $3.70 million for the first quarter of 2010, and $4.33 million for the fourth quarter of 2010. Increased base salaries for the first quarter of 2011 compared to the same period in 2010 were largely offset by a lower incentive accrual for the first quarter of 2011 compared to the same period in 2010. The reduction in salaries when comparing the first quarter of 2011 to the fourth quarter of 2010 was primarily a result of a higher incentive accrual for the fourth quarter of 2010 as a result of our very strong results for 2010. We booked expense recoveries and gains related to the sale of OREO properties totaling $318 thousand during the first quarter of 2010. This gain resulted in a negative OREO expense during the first quarter of 2010 of ($194) thousand, compared to $16 thousand for the first quarter of 2011 and $1 thousand for the fourth quarter of 2010.

Balance Sheet Analysis

Quarterly average loans for the first quarter of 2011 were $916.38 million, an increase of $11.34 million over the fourth quarter of 2010, and ending balances at March 31, 2011 were $922.13 million, $11.33 million higher than ending balances at December 31, 2010. A combination of modest incremental demand from existing customers together with some new customer relationships lead to increased loan balances in the quarter.

The following table summarizes the components of our loan portfolio as of the periods indicated:

(In thousands)	March 31, 2011	December 31, 2010
Commercial, financial and agricultural loans	$ 132,657	$ 112,514
Municipal loans	75,375	72,261
Real estate loans - residential	418,703	422,981
Real estate loans - commercial	276,184	279,896
Real estate loans - construction	12,283	16,420
Installment loans	6,461	6,284
All other loans	464	438
Total loans	$ 922,127	$ 910,794

Total deposits at March 31, 2011 were $1.10 billion, an increase of $6.47 million from year end 2010 balances of $1.09 billion. Average balances for the first quarter of 2011 were $1.09 billion, an increase of $9.90 million from average balances of $1.08 billion for the fourth quarter of 2010.

Our liquidity position remained very strong through the first quarter of 2011, and we continued to work to keep our cash fully invested. Our investment portfolio totaled $477.03 million at March 31, 2011, an increase of $10.27 million from the December 31, 2010 ending balance of $466.76 million. Our investment portfolio at March 31, 2011, including both held-to-maturity and available-for-sale securities, consisted of the following:

	Amortized	Fair
(In thousands)	Cost	Value
U. S. Treasury Obligations	$ 250	$ 250
U.S. Agency Obligations	82,815	82,624
FHLB Obligations	13,590	13,788
Agency MBS	189,565	194,894
Agency CMO	176,541	178,389
Non-agency CMO	5,954	5,722
ABS	1,434	1,439
Total invesments	$ 470,149	$ 477,106

Agency MBSs and Agency CMOs consist of pools of residential mortgages which are guaranteed by FNMA, FHLMC, or GNMA with various origination dates and maturities. Non-Agency CMOs and ABSs are tracked individually with updates on the performance of the underlying collateral provided at least quarterly. Additionally, we perform stress testing of individual bonds that experience greater levels of market volatility, with the assistance of an outside investment manager.

The non-Agency CMO portfolio consists of four bonds, two with balances less than $100 thousand and an insignificant unrealized loss. We performed no additional analysis on these bonds. We have performed analyses on the remaining two bonds. One of the bonds, with a book value of $3.90 million and a fair value of $3.74 million at March 31, 2011, is rated AA by Fitch and Baa3 by Moody’s. Delinquencies have been fairly low and prepayment speeds for the bond have been rapid leading to increased credit support. The bond is backed by a very large pool of loans with a 2004 issue date, 60-plus day delinquencies have been very steady over the life of the bond, credit scores are high and loan-to-value ratios (“LTVs”) are low, all positive factors. The second bond has a book value of $1.89 million and a fair value of $1.83 million. This bond is rated BB by Fitch and A- by S&P. Delinquencies on this bond have also been fairly low, particularly within our tranche, and prepayment speeds have been high leading to increased credit support. A relatively small loan pool and high average loan size are mitigated by low 60-plus day delinquencies, high credit scores, low LTVs and a 2005 issue date. Our investment advisor has assisted us in running various cash flow analyses on the bonds to determine the likelihood of a principal loss in the future. In all cases the likelihood of a loss was determined to be remote.

The ABS portfolio consists of two bonds, one of which, with a book value of $357 thousand and a current market value of $400 thousand, is in an unrealized gain position, and, additionally, carries an Agency guarantee. We have performed no further analysis on this bond. The second bond in the ABS portfolio has insurance backing from Ambac. However, because of Ambac’s uncertain financial status, we place no reliance on the insurance wrap in our impairment analysis. The bond is rated CC by Standard & Poor’s and Caa2 by Moody’s. We recorded impairment charges on this bond totaling $122 thousand during the first quarter of 2010 and the fourth quarter of 2008. The book value of the bond, net of the impairment charges, is $1.08 million, and its current market value is $1.04 million. This is the only bond in our bond portfolio with subprime exposure. Principal payments received on the bond during 2011 total $58 thousand, and the fair value of the bond as a percentage of book value has increased slightly since year end. We performed the same analysis on this bond as on our non-Agency CMOs discussed above and considers its additional impairment temporary.

As a member of the Federal Home Loan Bank (the “FHLB”) system, we are required to invest in stock of the FHLB of Boston (the “FHLBB”) in an amount determined based on its borrowings from the FHLBB. At March 31, 2011 our investment in FHLBB stock totaled $8.63 million. In early 2009, due to deterioration in its financial condition, the FHLBB placed a moratorium on redemption of stock in excess of required levels of ownership and suspended payment of quarterly dividends on its stock. On February 22, 2011, FHLBB announced net income of $106.60 million for 2010 compared to a net loss of $186.80 million for 2009. We received dividend income totaling $7 thousand during the first quarter of 2011; no dividend income on FHLBB stock was recorded during 2010. FHLBB continues to be classified as “adequately capitalized” by its primary regulator. Based on current available information, we do not believe that our investment in FHLBB stock is impaired. We will continue to monitor our investment in FHLBB stock.

We do not intend to sell the investment securities that are in an unrealized loss position, and it is unlikely that we will be required to sell the investment securities before recovery of their amortized cost bases, which may be maturity.

On December 15, 2004, we closed our private placement of an aggregate of $20.00 million of trust preferred securities. These hybrid securities qualify as regulatory capital, up to certain regulatory limits. At the same time the securities are considered debt for tax purposes, and as such, interest payments are fully deductible. The trust preferred securities bear interest for five years at a fixed rate of 5.95%, and after five years, the rate adjusts quarterly at a fixed spread over three-month LIBOR.

During July 2008, we entered into a three-year forward interest rate swap arrangement for $10 million of our $20 million trust preferred issuance which changed to a floating rate in December 2009. The swap fixed the interest rate at 6.50% for the three year term of the swap. We entered into a swap for the balance of the trust preferred issuance in March of 2009 and fixed the rate at 5.23% for seven years. Our blended cost of the trust preferred issuance beginning in December 2009 was 5.87% for a five-year average term. The trust preferred securities mature on December 31, 2034, and are redeemable without penalty at our option, subject to prior approval by the Board of Governors of the Federal Reserve System (“FRB”), beginning after five years from issuance.

In the ordinary course of business, we make commitments for possible future extensions of credit. At March 31, 2011, we were obligated to fund $5.10 million of standby letters of credit. No losses are anticipated in connection with these commitments.

Income Taxes

We are taxed on income at the federal level by the Internal Revenue Service. Total income tax expense was $633 thousand for the first quarter of 2011 compared to $1.28 million for the same period in 2010. Our effective tax rate for the first quarter of 2011 was 17%, compared to 25% for the first quarter of 2010. Our statutory tax rate was 35% for all periods. Our lower effective tax rate is attributable to the following factors:

•

We recognized favorable tax benefits from federal affordable housing tax credits and historic rehabilitation credits of $487 thousand for the first quarter of 2011 compared to $413 thousand for the first quarter of 2010.

•

Additionally, we recognized favorable tax benefits from Qualified School Construction Bond tax credits of $128 thousand for the first quarter of 2011 compared to $26 thousand for the first quarter of 2011.

•

Our tax exempt income totaled $399 thousand for the first quarter of 2011 compared to $213 thousand for the first quarter of 2010.

Liquidity and Capital Resources

Our liquidity is monitored by the Asset and Liability Committee (“ALCO”) of our Bank’s Board of Directors, based upon our Bank’s policies. As of March 31, 2011, we could borrow up to $49 million in overnight funds. $44 million of this $49 million consists of unsecured borrowing lines established with correspondent banks. The balance of $5 million is in the form of an overnight line of credit with the FHLB. FHLBB borrowings are secured by residential mortgage loans. The total amount of loans pledged to the FHLB for both short and long-term borrowing arrangements totaled $221.13 million at March 31, 2011. We have additional borrowing capacity with the FHLBB of $107 million as of March 31, 2011. Additionally, we have established a borrowing facility with the FRB which will enable us to borrow at the discount window.

We also have the ability to borrow through the use of repurchase agreements, collateralized by Agency MBSs and Agency CMOs, with certain approved counterparties. The carrying value of the securities sold under repurchase agreements was $244.52 million and the market value was $248.68 million at March 31, 2011. We maintain effective control over the securities underlying the agreements. Our investment portfolio, which is managed by the ALCO, has a book value of $477.03 million at March 31, 2011, of which $258.60 million was pledged. The portfolio is a reliable source of cash flow for us. We closely monitor our short term cash position. Any excess funds are either left on deposit at the FRB, or are in a fully insured account with one of our correspondent banks.

FHLBB short-term borrowings mature daily and there was no outstanding balance at March 31, 2011. The Demand Note Due U.S. Treasury matures daily and bears interest at the federal funds rate less 0.25%. The rate on this borrowing at March 31, 2011 was zero.

The following table provides certain information regarding other short term borrowed funds for the three months ended March 31, 2011 and December 31, 2010:

(In thousands)	Three Months Ended March 31, 2011	Three Months Ended December 31, 2010
FHLB and other short-term borrowings
Amount outstanding at end of period	$ --	$ --
Maximum month-end amount outstanding	--	--
Average amount outstanding	--	1,981
Weighted average rate during the period	--	0.36%
Weighted average rate at period end	--	--
Demand note due U.S. Treasury
Amount outstanding at end of period	$ 2,146	$ 2,964
Maximum month-end amount outstanding	2,881	2,964
Average amount outstanding	1,793	1,525
Weighted average rate during the period	--	--
Weighted average rate at period-end	--	--
Securities sold under agreement to repurchase, short-term
Amount outstanding at end of period	$209,612	$224,693
Maximum month-end amount outstanding	219,196	224,693
Average amount outstanding	218,416	202,023
Weighted average rate during the period	0.98%	0.91%
Weighted average rate at period end	1.02%	1.01%

We extended, through January 2012, our stock buyback program, originally adopted in January 2007. Under the program we may repurchase up to 200,000 shares of our common stock on the open market from time to time, and have purchased 143,475 shares at an average price per share of $22.94 since the program’s adoption. We did not repurchase any of our shares during 2010 or the first quarter of 2011, and do not expect to repurchase shares in the near future.

As of March 31, 2011, we exceeded all current applicable regulatory capital requirements. We continue to be considered well capitalized under current applicable regulations. Our tangible equity ratio at March 31, 2011 was 6.76% compared to 6.68% at December 31, 2010. The following table represents our actual capital ratios and capital adequacy requirements as of March 31, 2011.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(In thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Merchants Bancshares, Inc.
Tier 1 leverage capital	$119,298	8.06%	$59,224	4.00%	N/A	N/A
Tier 1 risk-based capital	119,298	14.82%	32,207	4.00%	N/A	N/A
Total risk-based capital	129,224	16.05%	64,414	8.00%	N/A	N/A
Tangible capital	100,859	6.76%	N/A	N/A	N/A	N/A
Merchants Bank
Tier 1 leverage capital	$116,119	7.82%	$59,373	4.00%	$74,216	5.00%
Tier 1 risk-based capital	116,119	14.32%	32,431	4.00%	48,646	6.00%
Total risk-based capital	126,257	15.57%	64,862	8.00%	81,077	10.00%
Tangible capital	118,332	7.92%	N/A	N/A	N/A	N/A

•

Capital for Merchants Bancshares, Inc. includes $20 million in trust preferred securities issued in December 2004. These hybrid securities qualify as regulatory capital up to certain limits.

•

Capital amounts and percentages reflect a prior period adjustment to retained earnings of $(387) thousand.

CREDIT QUALITY AND THE ALLOWANCE FOR CREDIT LOSSES

Credit Quality

Stringent credit quality is a major strategic focus of ours, and management monitors asset quality on a continuous basis. We cannot assure that problem assets will remain at current levels, particularly in light of current or future economic conditions. The asset balances in this category will be dynamic and subject to change as problem loans are either resolved or moved to nonperforming status based upon current developments and the latest available information.

The following table summarizes our nonperforming assets at the dates indicated:

(In thousands)	March 31, 2011	December 31, 2010	March 31, 2010
Nonaccrual loans	$3,356	$3,317	$8,930
Loans past due 90 days or more and still accruing interest	5	384	4
TDR	375	403	95
Total nonperforming loans (“NPL”)	3,736	4,104	9,029
OREO	171	191	669
Total nonperforming assets (“NPA”)	$3,907	$4,295	$9,698

Nonperforming assets at March 31, 2011 totaled $3.91 million, a decrease of $388 thousand from balances at December 31, 2010. Loans past due 90 days and still accruing at December 31, 2010 consisted primarily of residential real estate loans, these balances were reduced to $5 thousand through a combination of foreclosure and migration into non-accruing status. Of the total $3.74 million in nonperforming loans above, $1.90 million are residential mortgages compared to $2.63 million at December 31, 2010. The reduction in nonperforming residential real estate loans is a result of proactive monitoring and communication with individual borrowers. Our residential first lien mortgage portfolio consists entirely of traditional mortgages which are fully underwritten, using conservative loan-to-value and debt-to-income thresholds.

Our analysis indicates that, through a combination of conservatively valued collateral and, where needed, an appropriately allocated reserve, any additional loss exposure on current non-accruing loans is minimal.

TDR represent balances where the existing loan was modified by the bank involving a concession in rate, term or payment amount due to the distressed financial condition of the borrower. There were three restructured residential mortgages at March 31, 2011 with balances totaling $375 thousand, compared to four borrowers at December 31, 2010 with balances totaling $403 thousand. All TDRs at March 31, 2011 continue to pay as agreed according to the modified terms and are considered well-secured.

OREO at March 31, 2011 totaled $171 thousand, the majority of which relates to one commercial real estate parcel which is carried at estimated fair value less estimated costs to sell. This property was sold for a gain of approximately $25 thousand on April 29, 2011.

Excluded from the nonaccrual balances discussed above are our loans that are 30 to 89 days past due, which are not necessarily considered classified or impaired. Accruing loans 30 to 89 days past due as a percentage of total loans as of the periods indicated are presented in the following table:

Quarter Ending:	30-89 Days
March 31, 2011	0.15%
December 31, 2010	0.14%
March 31, 2010	0.14%
December 31, 2009	0.09%

Our residential mortgage loan portfolio continues to perform well, even under the currently stressed economic conditions. Residential loans 30 to 89 days past due at March 31, 2011 totaled 19 basis points as a percentage of residential loans. Total non-current residential loans, including non-accruing mortgages, were 61 basis points of residential loans.

Our policy is to classify a loan 90 days or more past due with respect to principal or interest, as well as any loan where Management does not believe it will collect all principal and interest in accordance with contractual terms, as a nonaccruing loan, unless the ultimate collectability of principal and interest is assured. Income accruals are suspended on all nonaccruing loans, and all previously accrued and uncollected interest is charged against current income. A loan remains in nonaccruing status until the factors which suggest doubtful collectability no longer exist, the loan is liquidated, or when the loan is determined to be uncollectible, and is charged off against the allowance for loan losses. In those cases where a nonaccruing loan is secured by real estate, we can, and may, initiate foreclosure proceedings. The result of such action will either be to cause repayment of the loan with the proceeds of a foreclosure sale or to give us possession of the collateral in order to manage a future resale of the real estate. Foreclosed property is recorded at the lower of its cost or estimated fair value, less any estimated costs to sell. Any cost in excess of the estimated fair value on the transfer date is charged to the allowance for loan losses, while further declines in market values are recorded as OREO expense in the consolidated statement of income. Impaired loans, which primarily consist of non-accruing residential mortgage and commercial real estate loans, totaled $3.74 million at March 31, 2011 and $4.10 million at December 31, 2010 and are included as nonperforming loans in the table above. At March 31, 2011, $1.17 million of impaired loans had specific reserve allocations totaling $362 thousand.

Management monitors asset quality closely and continuously performs detailed and extensive reviews on larger credits and problematic credits identified on the watched asset list, nonperforming asset listings and internal credit rating reports. In addition to frequent financial analysis and review of well-rated and adversely graded loans, we incorporate active monitoring of key credit and non-credit risks for each customer, assessing risk through the daily reviews of overdrafts, delinquencies and usage of electronic banking products and tracking for timely receipt of all required financial statements. A management committee reviews the status of these loans each quarter and determines or confirms the appropriate risk rating, accrual status and loan loss reserve allocation. The findings of this review process are instrumental in determining the adequacy of the allowance for credit losses.

Substandard accruing loans totaled $13.50 million at March 31, 2011, a decrease of $4.57 million since December 31, 2010. Of the total substandard accruing loans, $3.57 million are federally guaranteed. The listing of substandard accruing borrowers at March 31, 2011 includes borrowers operating in a variety of different industries and locations. Four borrowers represent 70% of performing classified loans. Loans identified as substandard have well-defined weaknesses that, if not addressed, could result in a loss to the Bank. These accruing substandard loans have generally continued to pay promptly and Management conducts regularly scheduled comprehensive reviews of the borrowers’ financial condition, payment performance, accrual status and collateral. These reviews also ensure that these troubled accounts are properly administered with a focus on loss mitigation and that any potential loss exposures are appropriately quantified, and reserved for. The findings of this review process are a key component in assessing the adequacy of our Allowance.

Concentrations by collateral exposure are also monitored as part of our risk management process. The composition of substandard accruing loans at March 31, 2011 consists of $8.54 million in loans secured by owner occupied commercial real estate, of which $2.17 million is subject to federal loan guarantees; and $3.62 million in commercial investment real estate, of which $1.36 million is government guaranteed. The balance consists of $673 thousand in loans to commercial borrowers, $277 thousand in loans for commercial construction projects and $395 thousand to other borrowers in a variety of businesses.

Allowance for Credit Losses

The allowance for credit losses is made up of two components - the Allowance for Loan Losses (“ALL”) and the Reserve for Undisbursed Lines. The ALL is based on our estimate of the amount required to reflect the known and inherent risks in the loan portfolio, based on circumstances and conditions known at each reporting date. We review the adequacy of the ALL quarterly. Factors considered in evaluating the adequacy of the ALL include previous loss experience, the size and composition of the portfolio, risk rating composition, current economic and real estate market conditions and their effect on the borrowers, the performance of individual loans in relation to contractual terms and estimated fair values of properties that secure impaired loans.

The adequacy of the ALL is determined using a consistent, systematic methodology, consisting of a review of both specific reserves for loans identified as impaired and general reserves for the various loan portfolio classifications. When a loan is impaired, we determine its impairment loss by comparing the excess, if any, of the loan’s carrying amount over (1) the present value of expected future cash flows discounted at the loan’s original effective interest rate, (2) the observable market price of the impaired loan, or (3) the fair value of the collateral securing a collateral-dependent loan. When a loan is deemed to have an impairment loss, the loan is either charged down to its estimated net realizable value, or a specific reserve is established as part of the overall ALL if Management needs more time to evaluate all of the facts and circumstances relevant to that particular loan.

The general ALL is a percentage-based reflection of historical loss experience and assigns a required allocation by loan classification based on a fixed percentage of all outstanding loan balances. The general allowance for loan losses employs a risk-rating model that grades loans based on their general characteristics of credit quality and relative risk. Appropriate reserve levels are estimated based on Management’s judgments regarding the historical loss experience, current economic trends, trends in the portfolio mix, volume and trends in delinquencies and nonaccrual loans.

Losses are charged against the ALL when Management believes that the collectability of principal is doubtful. To the extent we determine the level of anticipated losses in the portfolio has significantly increased or diminished, the ALL is adjusted through current earnings. Overall, we believe that the ALL is maintained at an adequate level, in light of historical and current factors, to reflect the level of credit risk in the loan portfolio. Loan loss experience and nonperforming asset data are presented and discussed in relation to their impact on the adequacy of the ALL.

The following table summarizes year to date activity in our Allowance through the dates indicated:

(In thousands)	March 31, 2011	December 31, 2010	March 31, 2010
Balance, beginning of year	$ 10,754	$ 11,702	$ 11,702
Charge-offs:
Commercial, financial & agricultural	(43)	(1,692)	(1,637)
Real estate – commercial	--	(258)	(259)
Real estate - construction	(11)	--	--
Real estate – residential	(8)	(25)	(5)
Installment	(8)	(2)	(2)
Total charge-offs	(70)	(1,977)	(1,903)
Recoveries:
Commercial, financial & agricultural	21	2,128	10
Real estate – commercial	43	31	--
Real estate – construction	5	593	--
Real estate – residential	1	20	--
Installment	2	7	1
Total recoveries	72	2,779	11
Net (charge-offs) recoveries	2	802	(1,892)
Provision for credit losses	--	(1,750)	600
Balance end of period	$ 10,756	$ 10,754	$ 10,410

Components:
Allowance for loan losses	$ 10,232	$ 10,135	$ 9,950
Reserve for undisbursed lines of credit	524	619	460
Allowance for Credit Losses	$ 10,756	$ 10,754	$ 10,410

Because of our continued strong asset quality we did not record a provision for credit losses during the first quarter of 2011.

The following table reflects our nonperforming asset and coverage ratios as of the dates indicated:

	March 31, 2011	December 31, 2010	March 31, 2010
NPL to total loans	0.41%	0.45%	0.99%
NPA to total assets	0.26%	0.29%	0.68%
Allowance for loan losses to total loans	1.11%	1.11%	1.09%
Allowance for loan losses to NPL	274%	247%	110%

We will continue to take all appropriate measures to restore nonperforming assets to performing status or otherwise liquidate these assets in an orderly fashion so as to maximize their value to us. There can be no assurances that we will be able to complete the disposition of nonperforming assets without incurring further losses.

Loan Portfolio Monitoring

Our Board of Directors grants each loan officer the authority to originate loans on our behalf, subject to certain limitations. The Board of Directors also establishes restrictions regarding the types of loans that may be granted and the distribution of loan types within our portfolio, and sets loan authority limits for each lender. These authorized lending limits are reviewed at least annually and are based upon the lender's knowledge and experience. Loan requests that exceed a lender's authority require the signature of our credit division manager, senior loan officer, and/or our President. All extensions of credit of $4.0 million or greater to any one borrower, or related party interest, are reviewed and approved by the Loan Committee of our Bank’s Board of Directors.

The Loan Committee and the credit department regularly monitor our loan portfolio. The entire loan portfolio, as well as individual loans, is reviewed for loan performance, compliance with internal policy requirements and banking regulations, creditworthiness, and strength of documentation. We monitor loan concentrations by individual borrowers, industries and loan types. As part of the annual credit policy review process, targets are set by loan type for the total portfolio. Credit risk ratings assessing inherent risk in individual loans are assigned to commercial loans at origination and are routinely reviewed by lenders and Management on a periodic basis according to total exposure and risk rating. These internal reviews assess the adequacy of all aspects of credit administration; additionally we maintain an on-going active monitoring process of loan performance during the year. We have also hired external loan review firms to assist in monitoring both the commercial and residential loan portfolios. The commercial loan review firm reviews at a minimum 60% in dollar volume of our commercial loan portfolio each year. These comprehensive reviews assess the accuracy of the Bank’s risk rating system as well as the effectiveness of credit administration in managing overall credit risks.

All loan officers are required to service their loan portfolios and account relationships. Loan officers, a commercial workout officer, or credit department personnel take remedial actions to assure full and timely payment of loan balances as necessary, with the supervision of the Senior Lender and the Senior Credit Officer.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

General

Our management and Board of Directors are committed to sound risk management practices throughout the organization. We have developed and implemented a centralized risk management monitoring program. Risks associated with our business activities and products are identified and measured as to probability of occurrence and impact on us (low, moderate, or high), and the control or other activities in place to manage those risks are identified and assessed. Periodically, department-level and senior managers re-evaluate and report on the risk management processes for which they are responsible. This documented program provides Management with a comprehensive framework for monitoring our risk profile from a macro perspective; it also serves as a tool for assessing internal controls over financial reporting as required under the Federal Deposit Insurance Corporation Improvement Act and the Sarbanes-Oxley Act of 2002.

Market Risk

Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates or prices such as interest rates, foreign currency exchange rates, commodity prices, and equity prices. Our primary market risk exposure is interest rate risk. An important component of our asset and liability management process is the ongoing monitoring and management of this risk, which is governed by established policies that are reviewed and approved annually by our Bank’s Board of Directors. The Investment policy details the types of securities that may be purchased, and establishes portfolio limits and maturity limits for the various sectors. The Investment policy also establishes specific investment quality limits. Our Bank’s Board of Directors has established a board level Asset and Liability Committee, which delegates responsibility for carrying out the asset/liability management policies to the management level ALCO. The ALCO, chaired by the Chief Financial Officer and composed of members of senior management, develops guidelines and strategies impacting our asset and liability management related activities based upon estimated market risk sensitivity, policy limits and overall market interest rate levels and trends. The ALCO manages the investment portfolio. We continued to work to maximize net interest income while mitigating risk during the first quarter of 2011 through repositioning of the investment portfolio, selective sales of specific securities, as well as carefully monitoring the overall duration and average life of the portfolio, and monitoring individual securities, among other strategies. We have an outside investment advisory firm which helps us identify opportunities for increased yield, without significantly increasing risk, in the investment portfolio. The firm specializes in stable value and fixed income portfolios. The ALCO and the investment advisor have frequent conference calls to discuss portfolio activity and to set future strategy. Additionally, any specific bonds or sectors that require additional attention are discussed on these calls.

We have been very active in our investment portfolio over the last twelve months as loan growth has slowed and deposit growth has increased. All investments purchased have been agency backed bullets, callables or mortgage product. Mortgage product has been priced at substantial premiums, creating additional interest rate risk. If rates fall further, or remain low for an extended period of time we are subject to increased and/or sustained rapid prepayment risk which will cause accelerated premium amortization and negatively impact yields on premium paper. We work with our investment advisor to evaluate mortgage product under a variety of interest rate scenarios to appropriately assess the impact on the yield of individual bonds.

Liquidity Risk

Our liquidity is measured by our ability to raise cash when needed at a reasonable cost. We must be capable of meeting expected and unexpected obligations to customers at any time. Given the uncertain nature of customer demands as well as the need to maximize earnings, we must have available reasonably priced sources of funds, on- and off-balance sheet that can be accessed quickly in time of need. As discussed previously under “Liquidity and Capital Resources,” we have several sources of readily available funds, including the ability to borrow using our investment portfolio as collateral. We also monitor our liquidity on a quarterly basis in compliance with our Liquidity Contingency Plan. We have expanded our liquidity monitoring process over the last year and have partnered with our ALCO consultant to provide a more robust modeling process that monitors early liquidity stress triggers, and also allow us to model worst case liquidity scenarios, and various responses to those scenarios.

During the past several quarters, the financial markets have been challenging for many financial institutions. As a result of these market conditions, liquidity premiums have widened and many banks have experienced liquidity constraints, and as a result have substantially increased pricing to retain deposit balances or utilized the FRB’s discount window to secure adequate funding. Because of our favorable credit quality and strong balance sheet, we have not experienced any liquidity constraints to date. During the past several quarters, our liquidity position has grown, as depositors seek strong financial institutions.

Interest Rate Risk

Interest rate risk is the exposure to a movement in interest rates, which, as described above, affects our net interest income. Asset and liability management is governed by policies reviewed and approved annually by our Bank’s Board of Directors. The ALCO meets frequently to review and develop asset/liability management strategies and tactics.

The ALCO is responsible for evaluating and managing the interest rate risk which arises naturally from imbalances in repricing, maturity and cash flow characteristics of our assets and liabilities. Techniques used by the ALCO take into consideration the cash flow and repricing attributes of balance sheet and off-balance sheet items and their relation to possible changes in interest rates. The ALCO manages interest rate exposure primarily by using on-balance sheet strategies, generally accomplished through the management of the duration, rate sensitivity and average lives of our various investments, and by extending or shortening maturities of borrowed funds, as well as carefully managing and monitoring the pricing of loans and deposits. The ALCO also considers the use of off-balance sheet strategies, such as interest rate caps and floors and interest rate swaps, to help minimize our exposure to changes in interest rates. By using derivative financial instruments to hedge exposures to changes in interest rates we expose ourselves to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. We minimize the credit risk in derivative instruments by entering into transactions only with high-quality counterparties. The market risk associated with interest rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.

The ALCO is responsible for ensuring that our Bank’s Board of Directors receives accurate information regarding our interest rate risk position at least quarterly. The ALCO uses an outside consultant to perform rate shocks of our balance sheet, and to perform a variety of other analyses. The consultant’s most recent review was as of March 31, 2011. The consultant ran a base simulation assuming no changes in rates as well as a 200 basis point rising and, because rates are quite low, a 100 basis point falling interest rate scenario which assume a parallel and pro rata shift of the yield curve over a one-year period, and no growth assumptions. Additionally, the consultant ran a 400 basis point rising simulation which assumed a parallel shift of the curve over 24 months, and a 500 basis point rising simulation which assumed the curve flattened over a 24 month time frame. A summary of the results is as follows:

Current/Flat Rates: Net interest income is projected to trend downward in the current rate scenario as the expected replacement rates on assets are lower than the current portfolio, and opportunities to reduce rates on deposits and term funding are limited.

Falling Rates: If rates fall, net interest income is projected to trend above the base case scenario in year one as rate reductions in the funding base offset lower asset yields. Thereafter net interest income trends downward as funding rate reductions subside while asset cash flow continues to reset at reduced yields. Accelerated prepayment speeds on mortgage-based assets exacerbate the impact of lower rates.

Rising Rates: Net interest income levels are projected to trend in line with the base case scenario over the first year in the 200 basis points parallel shift model as the higher rates on short-term assets offset elevated funding costs. Margins widen beyond year two as the deposit rate increases subside while asset cash flow continues to reset upward. A more sustained rising rate environment applies some downward pressure on margins due to the assumed price sensitivity of deposits. Also, if the yield curve should flatten, loans priced to the intermediate part of the curve would move up marginally compared to shorter-term rates which affect funding costs. Potential sensitivity could arise if the deposit base becomes more price sensitive than assumed.

The change in net interest income for the next twelve months from our expected or “most likely” forecast at the March 31, 2011 review is shown in the following table. The degree to which this exposure materializes will depend, in part, on our ability to manage deposit rates as interest rates rise or fall.

Rate Change	Percent Change in Net Interest Income
Up 200 basis points	0.06%
Down 100 basis points	0.87%

The ALCO uses off-balance sheet strategies, such as interest rate caps and floors and interest rate swaps, as well as borrowings with embedded caps and floors to help minimize our exposure to changes in interest rates. As mentioned previously, we entered into interest rate swap arrangements to fix the cost of our trust preferred issuance that switched to a floating interest rate in December 2009.

The preceding sensitivity analysis does not represent our forecast and should not be relied upon as indicative of expected operating results. These estimates are based upon numerous assumptions, including without limitation: the nature and timing of interest rate levels including yield curve shape, prepayments on loans and securities, deposit run-off rates, pricing decisions on loans and deposits and reinvestment/replacement of asset and liability cash flows, among others. While assumptions are developed based upon current economic and local market conditions, as well as historical behavior, we cannot make any assurances as to the predictive nature of these assumptions, including how customer preferences or competitor influences might change.

The most significant factor affecting market risk exposure of net interest income during the first quarter of 2011 was the severe nationwide recession followed by a modest recovery, and the U.S. Government’s response. Interest rates declined sharply during 2008 and have remained low throughout 2010 and the first quarter of 2011 as the global economy slowed, unemployment levels increased, delinquencies on all types of loans increased along with decreased consumer confidence and declines in housing prices. Interest rates remain low in spite of a modest economic recovery. Net interest income exposure is also significantly affected by the shape and level of the U.S. Government securities and interest rate swap yield curve, and changes in the size and composition of the loan, investment and deposit portfolios.

The model used to perform the balance sheet simulation assumes a parallel shift of the yield curve over twelve months and reprices every interest earning asset and interest bearing liability on our balance sheet. The model uses contractual repricing dates for variable products, contractual maturities for fixed rate products, and product-specific assumptions for deposits such as Free Checking for Life® accounts and money market accounts which are subject to repricing based on current market conditions. Investment securities with call provisions are examined on an individual basis in each rate environment to estimate the likelihood of a call. The model also assumes that the rate at which certain mortgage related assets prepay will vary as rates rise and fall, based on prepayment estimates published by Applied Financial Technologies.

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

Credit Risk

Our Bank’s Board of Directors reviews and approves our Bank’s investment and loan policies on an annual basis. The investment policy establishes minimum investment quality guidelines, as well as specific limits on asset classes within the investment portfolio. Our Bank’s outside investment advisor tracks Non-Agency securities individually and presents at least quarterly updates on the performance of the underlying collateral. The loan policy establishes restrictions regarding the types of loans that may be granted, and the distribution of loan types within our portfolio. Our Bank’s Board of Directors grants each loan officer the authority to originate loans on our behalf, subject to certain limitations. These authorized lending limits are reviewed at least annually and are based upon the officer’s knowledge and experience. Loan requests that exceed an officer’s authority require the signature of our senior credit officer, senior loan officer, and/or president. All extensions of credit of $4.0 million or greater to any one borrower or related party are reviewed and approved by the Loan Committee of our Bank’s Board of Directors. Our loan portfolio is continuously monitored for performance, creditworthiness and strength of documentation through the use of a variety of management reports and with the assistance of an external loan review firm. Credit ratings are assigned to commercial loans and are routinely reviewed. Loan officers or the loan workout function take remedial actions to assure full and timely payment of loan balances when necessary.

Item 4.  Controls and Procedures

The principal executive officer, principal accounting officer, and other members of our senior management have evaluated our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, our principal executive officer and principal accounting officer have concluded that the disclosure controls and procedures effectively ensure that information required to be disclosed in our filings and submissions with the SEC under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management (including the principal executive officer and principal accounting officer), and is recorded, processed, summarized and reported within the time periods specified by the SEC. In addition, we have reviewed our internal control over financial reporting and there have been no changes in its internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

MERCHANTS BANCSHARES, INC.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A.  Risk Factors

Please read the factors discussed in Part I – Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed with the SEC on March 15, 2011, which could materially adversely affect our business, financial condition and operating results. These risks are not the only ones facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results.

General economic and market conditions in the United States of America and abroad may materially and adversely affect the market price of shares of our common stock. Because of these and other factors, past financial performance should not be considered an indicator of future performance. The forward-looking statements contained herein represent our judgments as of the date of this Form 10-Q and we undertake no duty to update these forward-looking statements. We caution readers not to place undue reliance on such statements.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  [Removed and Reserved]

Item 5.  Other Information

None.

Item 6.

  Exhibits

(a)  Exhibits:

10.1

Employment Agreement by and among Merchants Bancshares, Inc., Merchants Bank and Michael R. Tuttle, dated March 17, 2011 (Incorporated by reference to Exhibit 10.1 to Merchants’ Current Report on Form 8-K filed on March 23, 2011)

10.2

Employment Agreement by and among Merchants Bancshares, Inc., Merchants Bank and Janet P. Spitler, dated March 17, 2011 (Incorporated by reference to Exhibit 10.2 to Merchants’ Current Report on Form 8-K filed on March 23, 2011)

10.3

Employment Agreement by and between Merchants Bank and Thomas R. Leavitt, dated March 17, 2011 (Incorporated by reference to Exhibit 10.3 to Merchants’ Current Report on Form 8-K filed on March 23, 2011)

10.4

Employment Agreement by and between Merchants Bank and Thomas R. Havers, dated March 17, 2011 (Incorporated by reference to Exhibit 10.4 to Merchants’ Current Report on Form 8-K filed on March 23, 2011)

10.5

Employment Agreement by and between Merchants Bank and Geoffrey R. Hesslink, dated March 17, 2011 (Incorporated by reference to Exhibit 10.5 to Merchants’ Current Report on Form 8-K filed on March 23, 2011)

31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended

31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

_______________________________

*

Filed herewith

**

Furnished herewith

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

May 9, 2011
Date