Form 10-Q
period 2011-06-30
MERCHANTS BANCSHARES INC
filed 2011-08-08
CIK 726517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2011

or

[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	0-11595

Merchants Bancshares, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	03-0287342
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

275 Kennedy Drive, South Burlington, Vermont	05403
(Address of Principal Executive Offices)	(Zip Code)

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

[    ] Yes                    [ X ] No

As of August 2, 2011, there were 6,218,121 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

MERCHANTS BANCSHARES, INC.

FORM 10-Q

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.	Interim Consolidated Financial Statements (Unaudited)

	Consolidated Balance Sheets As of June 30, 2011 and December 31, 2010	1

	Consolidated Statements of Income For the three and six months ended June 30, 2011 and 2010	2

	Consolidated Statements of Comprehensive Income For the three and six months ended June 30, 2011 and 2010	3

	Consolidated Statements of Cash Flows For the six months ended June 30, 2011 and 2010	4

	Notes to Interim Unaudited Consolidated Financial Statements	5 – 19

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	19 – 32
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	32 - 34
Item 4.	Controls and Procedures	34

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	35
Item 1A.	Risk Factors	35
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35
Item 3.	Defaults upon Senior Securities	35
Item 4.	(Removed and Reserved)	35
Item 5.	Other Information	35
Item 6.	Exhibits	35 - 36
Signatures		36
Exhibits

MERCHANTS BANCSHARES, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

Merchants Bancshares, Inc.

Consolidated Balance Sheets

(unaudited)

	(In thousands except share and per share data)		June 30, 2011	December 31, 2010
	ASSETS
	Cash and due from banks		$ 10,820	$ 11,753
	Interest earning deposits with banks and other short-term investments		38,513	62,273
	Total cash and cash equivalents		49,333	74,026
	Investments:
	Securities available for sale, at fair value		404,879	465,962
	Securities held to maturity (fair value of $725 and $882)		651	794
	Total investments		405,530	466,756
	Loans		943,350	910,794
	Less: Allowance for loan losses		10,438	10,135
	Net loans		932,912	900,659
	Federal Home Loan Bank stock		8,630	8,630
	Bank premises and equipment, net		14,100	14,365
	Investment in real estate limited partnerships		4,959	5,253
	Other assets		15,343	17,955
	Total assets		$1,430,807	$1,487,644
	LIABILITIES
	Deposits:
	Demand (noninterest bearing)		$ 161,140	$ 141,412
	Savings, interest bearing checking and money market accounts		586,837	584,582
	Time deposits $100 thousand and greater		123,816	127,749
	Other time deposits		231,305	238,453
	Total deposits		1,103,098	1,092,196
	Short term debt		2,214	2,964
	Securities sold under agreements to repurchase		160,494	232,193
	Long-term debt		31,100	31,139
	Junior subordinated debentures issued to unconsolidated subsidiary trust		20,619	20,619
	Other liabilities		8,496	9,202
	Total liabilities		1,326,021	1,388,313
	Commitments and contingencies (Note 8)
	SHAREHOLDERS' EQUITY
	Preferred stock
	Class A non-voting shares authorized – 200,000, none outstanding		0	0
	Class B voting shares authorized – 1,500,000, none outstanding		0	0
	Common stock, $.01 par value		67	67
	Shares authorized	10,000,000
Issued	As of June 30, 2011 and December 31, 2010	6,651,760
Outstanding	As of June 30, 2011	5,900,682
	As of December 31, 2010	5,859,263
	Capital in excess of par value		36,448	36,348
	Retained earnings		74,987	71,725
	Treasury stock, at cost		(15,952)	(16,836)
	As of June 30, 2011	751,078
	As of December 31, 2010	792,497
	Deferred compensation arrangements		5,932	6,350
	Accumulated other comprehensive income		3,304	1,677
	Total shareholders' equity		104,786	99,331
	Total liabilities and shareholders' equity		$1,430,807	$1,487,644

See accompanying notes to interim unaudited consolidated financial statements

Merchants Bancshares, Inc.

Consolidated Statements of Income

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands except per share data)	2011	2010	2011	2010
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$11,190	$11,602	$22,189	$23,091
Investment income:
Interest and dividends on investment securities	3,508	3,831	6,530	7,553
Interest on interest earning deposits with banks and other short-term investments	14	24	44	45
Total interest and dividend income	14,712	15,457	28,763	30,689
INTEREST EXPENSE
Savings, NOW and money market accounts	292	369	616	758
Time deposits $100 thousand and greater	296	318	608	691
Other time deposits	544	735	1,109	1,537
Securities sold under agreement to repurchase	572	878	1,164	1,776
Long-term debt	214	216	427	428
Junior subordinated debentures issued to unconsolidated subsidiary trust	301	300	594	593
Total interest expense	2,219	2,816	4,518	5,783
Net interest income	12,493	12,641	24,245	24,906
Provision for credit losses	250	0	250	600
Net interest income after provision for credit losses	12,243	12,641	23,995	24,306
NONINTEREST INCOME
Total other-than-temporary impairment losses	0	34	0	211
Portion of loss recognized in other comprehensive income (before taxes)	0	(34)	0	(291)
Net impairment losses	0	0	0	(80)
Gain (loss) on investment securities, net	137	503	127	1,212
Trust company income	632	533	1,255	1,051
Service charges on deposits	1,072	1,395	2,034	2,634
Equity in losses of real estate limited partnerships	(426)	(421)	(883)	(855)
Other noninterest income	1,145	1,145	2,120	2,103
Total noninterest income	2,560	3,155	4,653	6,065
NONINTEREST EXPENSE
Compensation and benefits	5,134	5,009	10,293	9,980
Occupancy expense	951	911	1,992	1,841
Equipment expense	813	710	1,602	1,390
Legal and professional fees	774	664	1,377	1,255
Marketing and advertising expense	445	366	784	681
State franchise taxes	317	295	630	574
FDIC insurance	194	340	546	720
Other Real Estate Owned ("OREO") expenses (income)	65	(196)	81	(390)
Other noninterest expense	1,513	1,522	3,012	3,036
Total noninterest expense	10,206	9,621	20,317	19,087
Income before provision for income taxes	4,597	6,175	8,331	11,284
Provision for income taxes	968	1,589	1,601	2,869
NET INCOME	$ 3,629	$ 4,586	$ 6,730	$ 8,415

Basic earnings per common share	$ 0.58	$ 0.74	$ 1.09	$ 1.37
Diluted earnings per common share	$ 0.58	$ 0.74	$ 1.08	$ 1.37

See accompanying notes to interim unaudited consolidated financial statements

Merchants Bancshares, Inc.

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2011	2010	2011	2010
Net income	$3,629	$4,586	$6,730	$8,415
Other comprehensive income, net of tax:
Change in net unrealized gain on securities available for sale, net of taxes of $1,034, $840, $869 and $1,419	1,921	1,560	1,614	2,635
Reclassification adjustments for net securities losses (gains) included in net income, net of taxes of $(48), $(176), $(44) and $(424)	(89)	(327)	(83)	(788)
Change in net unrealized loss on interest rate swaps, net of taxes of $(72), $(186), $3 and $(262)	(134)	(345)	5	(487)
Pension liability adjustment, net of taxes of $25, $16, $49 and $42	45	30	91	79
Other comprehensive income	1,743	918	1,627	1,439
Comprehensive income	$5,372	$5,504	$8,357	$9,854

See accompanying notes to interim unaudited consolidated financial statements

Merchants Bancshares, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

For the six months ended June 30,	2011	2010
(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 6,730	$ 8,415
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	250	600
Depreciation and amortization	3,702	2,586
Stock option expense	72	36
Net gains on sales of investment securities	(127)	(1,212)
Other-than-temporary impairment losses on investment securities	0	80
Net gains on sale of loans	(16)	(12)
Net gains on sale of premises and equipment	(7)	0
Gains on sale of other real estate owned	(33)	(552)
Equity in losses of real estate limited partnerships, net	883	855
Changes in assets and liabilities:
Decrease (increase) in interest receivable	414	(94)
Decrease (increase) in other assets	1,132	(2,722)
Decrease in interest payable	(37)	(91)
Decrease in other liabilities	(365)	(1,943)
Net cash provided by operating activities	12,598	5,946
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investment securities available for sale	77,030	30,039
Proceeds from maturities of investment securities available for sale	94,507	91,418
Proceeds from maturities of investment securities held to maturity	143	204
Purchases of investment securities available for sale	(110,758)	(132,058)
Loan originations less than principal payments	(32,696)	20,115
Proceeds from sales of loans, net	53	290
Proceeds from sales of premises and equipment	51	0
Proceeds from sales of other real estate owned	224	1,392
Real estate limited partnership investments	(588)	(234)
Purchases of bank premises and equipment	(696)	(989)
Net cash provided by investing activities	27,270	10,177
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	10,902	(6,247)
Net (decrease) increase in short-term borrowings	(750)	12,272
Net decrease in securities sold under agreement to repurchase	(71,699)	(55,529)
Principal payments on long-term debt	(39)	(38)
Cash dividends paid	(3,115)	(3,061)
Sale of treasury stock	28	0
Increase in deferred compensation arrangements	112	105
Net cash used in financing activities	(64,561)	(52,498)
Decrease in cash and cash equivalents	(24,693)	(36,375)
Cash and cash equivalents beginning of period	74,026	74,546
Cash and cash equivalents end of period	$ 49,333	$ 38,171
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Total interest payments	$ 4,555	$ 5,873
Total income tax payments	500	4,100
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Distribution of stock under deferred compensation arrangements	432	455
Distribution of treasury stock in lieu of cash dividend	353	383
Transfer of loans to other real estate owned	0	629
Restricted stock grants	269	0

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

Note 1: Financial Statement Presentation

Principles of Consolidation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. All adjustments necessary for a fair presentation of our interim consolidated financial statements as of June 30, 2011 and December 31, 2010 and for the three and six months ended June 30, 2011 and 2010 have been included. The information was prepared from our unaudited financial statements and the unaudited financial statements of our subsidiaries, Merchants Bank and MBVT Statutory Trust I. Amounts reported for prior periods are reclassified, where necessary, to be consistent with the current period presentation.

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

Note 2: Investment Securities

Investments in securities are classified as available for sale or held to maturity as of June 30, 2011. The amortized cost and fair values of the securities classified as available for sale and held to maturity as of June 30, 2011 and December 31, 2010 are as follows:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of June 30, 2011
Available for Sale:
U.S. Treasury Obligations	$ 250	$ 0	$ 0	$ 250
U.S. Agency Obligations	87,907	564	61	88,410
Federal Home Loan Bank ("FHLB") Obligations	11,826	323	0	12,149
Residential Real Estate Mortgage-backed Securities ("Agency MBSs")	176,548	6,998	11	183,535
Agency Collateralized Mortgage Obligations ("Agency CMOs")	111,472	2,245	37	113,680
Non-agency Collateralized Mortgage Obligations ("Non- agency CMOs")	5,820	1	316	5,505
Asset Backed Securities ("ABSs")	1,357	48	55	1,350
Total Available for Sale	$395,180	$10,179	$480	$404,879
Held to Maturity:
Agency MBSs	651	74	0	725
Total Agency MBSs	$ 651	$ 74	$ 0	$ 725

As of December 31, 2010
Available for Sale:
U.S. Treasury Obligations	$ 250	$ 0	$ 0	$ 250
U.S. Agency Obligations	47,717	287	216	47,788
FHLB Obligations	11,211	253	7	11,457
Agency MBSs	169,396	6,136	625	174,907
Agency CMOs	222,435	2,289	456	224,268
Non-agency CMOs	6,114	2	264	5,852
ABS	1,492	0	52	1,440
Total Available for Sale	$458,615	$8,967	$1,620	$465,962
Held to Maturity:
Agency MBSs	794	88	0	882
Total Agency MBSs	$ 794	$ 88	$ 0	$ 882

Included in gross unrealized losses at June 30, 2011 are $55 thousand of non-credit related unrealized losses on other-than-temporarily impaired securities in the ABS portfolio, which are included in accumulated other comprehensive income, net of tax.

The contractual final maturity distribution of the debt securities classified as available for sale and held to maturity as of June 30, 2011 and December 31, 2010, are as follows:

(In thousands)	Within One Year	After One But Within Five Years	After Five But Within Ten Years	After Ten Years	Total
As of June 30, 2011
Available for Sale (at fair value):
U.S. Treasury Obligations	$ 0	$ 250	$ 0	$ 0	$ 250
U.S. Agency Obligations	3,034	10,068	61,398	13,910	88,410
FHLB Obligations	3,936	0	8,213	0	12,149
Agency MBSs	217	7,059	35,493	140,766	183,535
Agency CMOs	0	0	6,117	107,563	113,680
Non-agency CMOs	0	0	54	5,451	5,505
ABSs	0	0	0	1,350	1,350
Total Available for Sale	$7,187	$17,377	$111,275	$269,040	$404,879
Held to Maturity:
Agency MBSs	0	213	0	438	651
Total Agency MBSs	$ 0	$ 213	$ 0	$ 438	$ 651

As of December 31, 2010
Available for Sale (at fair value):
U.S. Treasury Obligations	$ 250	$ 0	$ 0	$ 0	$ 250
U.S. Agency Obligations	0	9,042	30,902	7,844	47,788
FHLB Obligations	0	4,428	7,029	0	11,457
Agency MBSs	2,146	7,425	36,877	128,459	174,907
Agency CMOs	430	0	18,180	205,658	224,268
Non-agency CMOs	0	0	72	5,780	5,852
ABSs	0	0	0	1,440	1,440
Total Available for Sale	$2,826	$20,895	$ 93,060	$349,181	$465,962
Held to Maturity:
Agency MBSs	3	192	85	514	794
Total Agency MBSs	$ 3	$ 192	$ 85	$ 514	$ 794

Actual maturities will differ from contractual maturities because borrowers may have rights to call or prepay obligations. Maturities of Agency MBSs and Agency CMOs are based on final contractual maturities.

Proceeds from sales of available for sale debt securities were $77.03 million for the first six months of 2011. Gross gains of $204 thousand and $218 thousand and gross losses of $67 thousand and $91 thousand were realized from these sales for the three and six months ended June 30, 2011, respectively.

Gross unrealized losses on investment securities available for sale and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position, at June 30, 2011 and December 31, 2010, were as follows:

	Less than 12 months		12 months or more		Total
(In thousands)	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
As of June 30, 2011
U.S. Agency Obligations	$ 14,769	$ 61	$ 0	$ 0	$ 14,769	$ 61
FHLB Obligations	0	0	0	0	0	0
Agency MBSs	4,610	11	0	0	4,610	11
Agency CMOs	10,970	37	0	0	10,970	37
Non-agency CMOs	94	2	5,357	314	5,451	316
ABSs	0	0	945	55	945	55
Total	$ 30,443	$ 111	$6,302	$369	$ 36,745	$ 480
As of December 31, 2010
U.S. Agency Obligations	$ 16,173	$ 216	$ 0	$ 0	$ 16,173	$ 216
FHLB Obligations	4,989	7	0	0	4,989	7
Agency MBSs	61,276	625	0	0	61,276	625
Agency CMOs	86,542	456	0	0	86,542	456
Non-agency CMOs	96	2	5,684	262	5,780	264
ABSs	349	7	1,090	45	1,439	52
Total	$169,425	$1,313	$6,774	$307	$176,199	$1,620

There were no securities held to maturity with unrealized losses as of June 30, 2011 and December 31, 2010.

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

The non-Agency CMO portfolio consists of four bonds, two with balances less than $100 thousand and an insignificant unrealized loss. We performed no additional analysis on these bonds. Management has performed analyses on the remaining two bonds. One of the bonds, with a book value of $3.79 million and a fair value of $3.52 million at June 30, 2011, is rated AA by Fitch and Baa3 by Moody’s. Delinquencies have been fairly low and prepayments have led to increased credit support. The bond is backed by a large pool of loans with a 2004 issue date, 60-plus day delinquencies have been moderate and steady over the life of the bond, credit scores are high and loan-to-value ratios (“LTVs”) are low. The second bond has a book value of $1.88 million and a fair value of $1.84 million. This bond is rated CCC by Fitch and A- by S&P. Delinquencies on this bond have generally been fairly low, particularly within our tranche, and prepayments have led to increased credit support. A relatively small loan pool and high average loan size are mitigated by low 60-plus day delinquencies, high credit scores, low LTVs and a 2005 issue date. Our investment advisor has assisted Management in running various cash flow analyses on the bonds to determine the likelihood of a principal loss in the future. In all cases, the likelihood of a loss in excess of our book value was determined to be remote.

The ABS portfolio consists of two bonds, one of which, with a book value of $357 thousand and a current market value of $405 thousand, is in an unrealized gain position, and, additionally, carries an Agency guarantee. We have performed no further analysis on this bond. The second bond in the ABS portfolio has insurance backing from Ambac. However, because of Ambac’s uncertain financial status, we place no reliance on the insurance wrap in its impairment analysis. The bond is rated CC by Standard & Poor’s and Caa2 by Moody’s. We previously recorded impairment charges on this bond totaling $122 thousand. The book value of the bond, net of the impairment charges, is $1.00 million, and its current market value is $945 thousand. This is the only bond in our bond portfolio with subprime exposure. Principal payments received on the bond during 2011 total $135 thousand. We have performed the same analysis on this bond as on our non-Agency CMOs discussed above and consider its additional impairment temporary.

As a member of the FHLB system, we are required to invest in stock of the FHLB of Boston (the “FHLBB”) in an amount determined based on our borrowings from the FHLBB. At June 30, 2011, our investment in FHLBB stock totaled $8.63 million. We received dividend income totaling $6 thousand and $13 thousand during the quarter and six months ended June 30, 2011, respectively.

We do not intend to sell the investment securities that are in an unrealized loss position, and it is unlikely that we will be required to sell the investment securities before recovery of their amortized cost bases, which may be maturity.

Note 3: Loans and the allowance for credit losses

Loans

The composition of the loan portfolio at June 30, 2011 and December 31, 2010 is as follows:

(In thousands)	June 30, 2011	December 31, 2010
Commercial, financial and agricultural	$165,665	$ 112,514
Municipal loans	37,933	67,861
Real estate loans – residential	418,246	422,981
Real estate loans – commercial	304,347	284,296
Real estate loans – construction	10,303	16,420
Installment loans	6,319	6,284
All other loans	537	438
Total loans	$943,350	$ 910,794

At June 30, 2011 and December 31, 2010, total loans included $28 thousand and $80 thousand of net deferred loan origination fees. The aggregate amount of overdrawn deposit balances classified as loan balances was $537 thousand and $437 thousand at June 30, 2011 and December 31, 2010, respectively.

Residential and commercial loans serviced for others at June 30, 2011 and December 31, 2010 amounted to approximately $21.30 million and $19.41 million, respectively.

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

Allowance for Credit Losses

We have divided the loan portfolio into portfolio segments, each with different risk characteristics and methodologies for assessing risk. Each portfolio segment is broken down into classes where appropriate. Portfolio classes contain unique measurement attributes, risk characteristics and methods for monitoring and assessing risk that are necessary to develop the allowance for loan and lease losses. Unique characteristics such as borrower type, loan type, collateral type, and risk characteristics define each portfolio class. A description of each portfolio segment follows:

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

Municipal: Municipal loans primarily consist of shorter term loans issued on a tax-exempt basis which are considered general obligations of the municipality. These loans are generally viewed as lower risk and self-liquidating, as Vermont statutes mandate that a municipality utilize its taxing power to meet its financial obligations. To a lesser extent, we also make longer term municipal loans, which are also considered general obligations of the municipality. Most of the longer term loans were originated under the federal Qualified School Construction Bond program. Proceeds are used for the construction, rehabilitation or repair of public school properties, and we receive a federal tax credit in lieu of interest income on these loans.

Real Estate – Residential: Residential real estate loans consist primarily of loans secured by first or second mortgages on primary residences. We originate adjustable-rate and fixed-rate, one- to four-family residential real estate loans for the construction, purchase or refinancing of a mortgage. These loans are collateralized by owner-occupied properties located in our market area. Loans on one- to four-family residential real estate are generally originated in amounts of no more than 80% of the purchase price or appraised value (whichever is lower). Mortgage title insurance and hazard insurance are required.

Real Estate – Commercial: We offer commercial real estate loans to finance real estate purchases and refinancing of existing commercial properties. These commercial real estate loans are secured by first liens on the real estate, which may include both owner-occupied and non-owner occupied facilities. The types of facilities financed include apartments, hotels, warehouses, retail facilities, manufacturing facilities and office buildings. These loans may be less risky than commercial loans, since they are secured by real estate and buildings. Our underwriting analysis includes credit verification, independent appraisals, a review of the borrower's financial condition, and a detailed analysis of the borrower’s underlying cash flows. These loans are typically originated in amounts of no more than 75% of the appraised value of the property.

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

Installment: We offer traditional direct consumer installment loans for various personal needs, including vehicle and boat financing. The vast majority of these loans are secured by a lien on the purchased vehicle and are underwritten using credit scores and income verification. The bank does not provide any indirect consumer lending activities.

For purposes of evaluating the adequacy of the allowance for credit losses, we consider a number of significant factors that affect the collectability of the portfolio. For individually evaluated loans, these include estimates of loss exposure, which reflect the facts and circumstances that affect the likelihood of repayment of such loans as of the evaluation date. For homogeneous pools of loans, estimates of our exposure to credit loss reflect a current assessment of a number of factors, which could affect collectability. These factors include: past loss experience; size, trend, composition, and nature of loans; changes in lending policies and procedures, including underwriting standards and collection, charge-offs and recoveries; trends experienced in nonperforming and delinquent loans; current economic conditions in our market; the effect of external factors such as competition, legal and regulatory requirements; and the experience, ability, and depth of lending management and staff. In addition, an external loan review firm and various regulatory agencies periodically review our allowance for credit losses.

After a thorough consideration of the factors discussed above, any required additions to the allowance for credit losses are made periodically by charges to the provision for credit losses. These charges are necessary to maintain the allowance for credit losses at a level which management believes is reasonably reflective of overall inherent risk of probable loss in the portfolio. While management uses available information to recognize losses on loans, additions may fluctuate from one reporting period to another. These fluctuations are reflective of changes in risk associated with portfolio content and/or changes in management’s assessment of any or all of the determining factors discussed above. The following table reflects our loan loss experience and activity in the Allowance for Credit Losses for the first six months of 2011:

(In thousands)	Commercial, financial and agricultural	Municipal	Real estate - residential	Real estate - commercial	Real estate - construction	Installment	All other	Totals
Allowance for credit losses:
Beginning balance	$ 2,617	$ 236	$ 2,428	$ 5,143	$ 283	$ 24	$ 23	$ 10,754
Chargeoffs	(77)	0	(49)	(60)	(11)	(8)	0	(205)
Recoveries	44	0	1	43	11	3	0	102
Provision	538	(121)	183	(270)	(90)	6	4	250
Ending balance	$ 3,122	$ 115	$ 2,563	$ 4,856	$ 193	$ 25	$ 27	$ 10,901

Ending balance individually evaluated for impairment	$ 130	$ 0	$ 79	$ 0	$ 0	$ 0	$ 0	$ 209
Ending balance collectively evaluated for impairment	2,992	115	2,484	4,856	193	25	27	10,692
Totals	$ 3,122	$ 115	$ 2,563	$ 4,856	$ 193	$ 25	$ 27	$ 10,901

Financing receivables:
Ending balance individually evaluated for impairment	$ 428	$ 0	$ 2,199	$ 656	$ 158	$ 3	$ 0	$ 3,444
Ending balance collectively evaluated for impairment	165,237	37,933	416,047	303,691	10,145	6,316	537	939,906
Totals	$165,665	$37,933	$418,246	$304,347	$10,303	$6,319	$537	$943,350

Components:

Allowance for loan losses	$ 2,806	$ 115	$ 2,492	$ 4,796	$ 177	$ 25	$ 27	$ 10,438
Reserve for undisbursed lines of credit	316	0	71	60	16	0	0	463
Total	$ 3,122	$ 115	$ 2,563	$ 4,856	$ 193	$ 25	$ 27	$ 10,901

Presented below is an aging of past due loans, including nonaccrual loans, by class as of June 30, 2011:

(In thousands)	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Current	Total	Greater Than 90 Days and Accruing

Commercial, financial and agricultural	$ 0	$ 0	$ 45	$ 45	$165,620	$165,665	$0
Municipal	0	0	0	0	37,933	37,933	0
Real estate – residential:
First mortgage	176	918	866	1,960	377,075	379,035	0
Second mortgage	10	0	302	312	38,899	39,211	0
Real estate – commercial:
Owner occupied	0	0	147	147	141,952	142,099	0
Non-owner occupied	0	0	0	0	162,248	162,248	0
Real estate – construction:
Residential	0	0	0	0	2,005	2,005	0
Commercial	0	0	158	158	8,140	8,298	0
Installment	3	1	3	7	6,312	6,319	0
Other	0	0	0	0	537	537	0
Total	$189	$919	$1,521	$2,629	$940,721	$943,350	$0

Presented below is an aging of past due loans, including nonaccrual loans, by class as of December 31, 2010:

(In thousands)	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Current	Total	Greater Than 90 Days and Accruing

Commercial, financial and agricultural	$ 38	$ 88	$ 169	$ 295	$112,219	$112,514	$ 0
Municipal	0	0	0	0	67,861	67,861	0
Real estate – residential:
First mortgage	0	743	1,461	2,204	378,508	380,712	216
Second mortgage	128	118	491	737	41,532	42,269	168
Real estate – commercial:
Owner occupied	186	0	445	631	125,325	125,956	0
Non-owner occupied	0	21	400	421	157,919	158,340	0
Real estate – construction:
Residential	0	0	0	0	6,287	6,287	0
Commercial	0	167	0	167	9,966	10,133	0
Installment	20	6	0	26	6,258	6,284	0
Other	5	0	0	5	433	438	0
Total	$377	$1,143	$2,966	$4,486	$906,308	$910,794	$384

Impaired loans by class at June 30, 2011 were as follows:

(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Commercial, financial and agricultural	$ 133	$1,196	$ 0	$ 186	$0
Real estate – residential
First mortgage	1,131	1,373	0	1,180	0
Second mortgage	328	328	0	443	0
Real estate – commercial
Owner occupied	475	475	0	474	0
Non-owner occupied	181	251	0	69	0
Real estate – construction
Residential	0	0	0	0	0
Commercial	158	325	0	161	0
Installment	3	27	0	4	0
With related allowance recorded
Commercial, financial and agricultural	295	295	130	390	0
Real estate – residential
First mortgage	681	681	76	628	0
Second mortgage	59	59	3	10	0
Real estate – commercial
Non-owner occupied	0	0	0	92	0
Total
Commercial, financial and agricultural	428	1,491	130	576	0
Real estate – residential	2,199	2,441	79	2,261	0
Real estate – commercial	656	726	0	635	0
Real estate – construction	158	325	0	161	0
Installment and other	3	27	0	4	0
Total	$3,444	$5,010	$209	$3,637	$0

Impaired loans by class at December 31, 2010 were as follows:

(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial, financial and agricultural	$ 112	$1,077	$ 0
Real estate – residential:
First mortgage	1,318	1,636	0
Second mortgage	644	644	0
Real estate – commercial:
Owner occupied	483	490	0
Non-owner occupied	400	640	0
Installment	0	17	0
With related allowance recorded
Commercial, financial and agricultural	483	483	275
Real estate – residential:
First mortgage	664	664	58
Total:
Commercial, financial and agricultural	595	1,560	275
Real estate – residential	2,626	2,944	58
Real estate – commercial	883	1,130	0
Installment	0	17	0
Total	$4,104	$5,651	$333

Impaired loans at June 30, 2011 consist primarily of residential real estate loans. Total impaired loans totaled $3.44 million and $4.10 million at June 30, 2011 and December 31, 2010, respectively. At June 30, 2011, $1.04 million of the impaired loans had a specific reserve allocation of $209 thousand, and $2.40 million of the impaired loans had no specific reserve allocation. At December 31, 2010, $1.15 million of the impaired loans had a specific reserve allocation of $333 thousand, and $2.96 million of the impaired loans had no specific reserve allocation. We recorded interest income on impaired loans of approximately $7 thousand during the six months ended June 30, 2011. No interest was recorded on a cash basis during the period the loans were impaired. The average balance of impaired loans was $3.64 million during the six months ended June 30, 2011.

Nonperforming loans at June 30, 2011 and December 31, 2010 were as follows:

(In thousands)	June 30, 2011	December 31, 2010
Nonaccrual loans	$3,071	$3,317
Troubled debt restructured loans (“TDRs”)	373	403
Loans greater than 90 days and accruing	0	384
Total nonperforming loans	$3,444	$4,104

TDRs consist of three residential real estate loans; one of the loans was restructured with longer terms at market rates and two were restructured with rate concessions, all are performing in accordance with modified agreements with the borrowers at June 30, 2011. There have been no defaults on TDRs. There were no commitments to lend additional funds to borrowers whose loans have been modified in a troubled debt restructuring at June 30, 2011. We had no commitments to lend additional funds to borrowers whose loans were in nonaccrual status and no commitments to lend additional funds to borrowers whose loans were 90 days past due and still accruing. We had no OREO at June 30, 2011 and a balance of $191 thousand at December 31, 2010.

Nonaccrual loans by class as of June 30, 2011 and December 31, 2010 were as follows:

(In thousands)	June 30, 2011	December 31, 2010
Commercial, financial and agricultural	$ 428	$ 595
Real estate – residential:
First mortgage	1,525	1,486
Second mortgage	301	391
Real estate – commercial:
Owner occupied	475	445
Non owner occupied	181	400
Real estate – construction:
Commercial	158	0
Installment	3	0
Total nonaccrual loans	$3,071	$3,317

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

Pass rated loans exhibit acceptable risk to the bank in terms of financial capacity to repay their loans as well as possessing acceptable fallback repayment sources, typically collateral and personal guarantees. These loans are subject to a formal annual review process; additionally, management reviews the risk rating at the time of any late payments, overdrafts or other sign of deterioration in the interim.

Loans rated Pass-Watch require more than usual attention and monitoring by the account officer, but not to the extent that a formal remediation plan is warranted. Borrowers can be rated Pass-Watch based upon a weakened capital structure, adequate but low cash flow and/or collateral coverage, or early-stage declining trends in operations or financial condition.

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

Below is a summary of loans by credit quality indicator as of June 30, 2011:

(In thousands)	Unrated Residential and Consumer	Pass	Pass- Watch	Special Mention	Sub- Standard	Total
Commercial, financial and agricultural	$ 0	$139,974	$23,028	$ 910	$ 1,753	$165,665
Municipal	0	37,933	0	0	0	37,933
Real estate – residential
First mortgage	375,031	0	1,871	702	1,431	379,035
Second mortgage	39,022	0	0	0	189	39,211
Real estate – commercial
Owner occupied	0	109,658	15,990	5,016	11,435	142,099
Non-owner occupied	0	132,488	23,548	1,830	4,382	162,248
Real estate – construction
Residential	2,005	0	0	0	0	2,005
Commercial	0	6,809	638	693	158	8,298
Installment	6,319	0	0	0	0	6,319
All other loans	385	0	0	152	0	537
Total	$422,762	$426,862	$65,075	$9,303	$19,348	$943,350

Below is a summary of loans by credit quality indicator as of December 31, 2010:

(In thousands)	Unrated Residential and Consumer	Pass	Pass- Watch	Special Mention	Sub- Standard	Total
Commercial, financial and agricultural	$ 0	$103,384	$ 5,271	$ 2,038	$ 1,821	$112,514
Municipal	0	67,861	0	0	0	67,861
Real estate – residential
First mortgage	380,712	0	0	0	0	380,712
Second mortgage	42,269	0	0	0	0	42,269
Real estate – commercial
Owner occupied	0	95,705	14,732	4,601	10,918	125,956
Non-owner occupied	0	120,491	26,735	4,604	6,510	158,340
Real estate – construction
Residential	0	3,568	1,562	1,157	0	6,287
Commercial	0	9,015	186	629	303	10,133
Installment	6,284	0	0	0	0	6,284
All other loans	270	0	0	168	0	438
Total	$429,535	$400,024	$48,486	$13,197	$19,552	$910,794

The amount of interest which was not earned, but which would have been earned had our nonaccrual and restructured loans performed in accordance with their original terms and conditions, was approximately $108 thousand for the six months ended June 30, 2011.

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

The table below presents the balance of financial assets and liabilities at June 30, 2011 and December 31, 2010 measured at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of June 30, 2011
U.S. Treasury Obligations	$ 250	$0	$ 250	$0
U.S. Agency Obligations	88,410	0	88,410	0
FHLB Obligations	12,149	0	12,149	0
Agency MBSs	183,535	0	183,535	0
Agency CMOs	113,680	0	113,680	0
Non-Agency CMOs	5,505	0	5,505	0
ABSs	1,350	0	1,350	0
Interest rate swaps	(1,209)	0	(1,209)	0
Total	$403,670	$0	$403,670	$0
As of December 31, 2010
U.S. Treasury Obligations	$ 250	$0	$ 250	$0
U.S. Agency Obligations	47,788	0	47,788	0
FHLB Obligations	11,457	0	11,457	0
Agency MBSs	174,907	0	174,907	0
Agency CMOs	224,268	0	224,268	0
Non-Agency CMOs	5,852	0	5,852	0
ABSs	1,440	0	1,440	0
Interest rate swaps	(1,218)	0	(1,218)	0
Total	$464,744	$0	$464,744	$0

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

Certain assets are also measured at fair value on a non-recurring basis. These other financial assets include impaired loans and OREO. The table below presents the balance of financial assets at June 30, 2011 measured at fair value on a nonrecurring basis:

		Fair Value Measurements at Reporting Date Using
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
OREO	$ 0	$0	$0	$ 0
Impaired loans	3,444	0	0	3,444
Total	$3,444	$0	$0	$3,444

Presented below is a roll forward of assets measured at fair value using significant unobservable inputs (Level 3) as of June 30, 2011:

	Impaired loans					OREO
(In thousands)	Commercial, financial and agricultural	Real estate - commercial	Real estate - residential	Real estate - construction	Installment	Real estate - commercial	Total
Beginning Balance	$595	$2,665	$844	$ 0	$0	$191	$4,295
Transfers into Level 3	155	136	350	158	3	0	802
Transfers out of Level 3	0	(233)	(127)	0	0	0	(360)
Payments	(235)	(360)	(411)	0	0	0	(1,006)
Sale	0	0	0	0	0	(224)	(224)
Charge-offs	(88)	(8)	0	0	0	0	(96)
Settlements/expense recoveries	0	0	0	0	0	33	33
Ending Balance	$427	$2,200	$656	$158	$3	$ 0	$3,444

Transfers into Level 3 represent loans that have been placed on non-accruing status. Transfers out of Level 3 represent loans that are either no longer past due greater than 90 days or more, or have been returned to accruing status.

In accordance with the provisions of FASB ASC Subtopic 310-10-35, “Accounting by Creditors for Impairment of a Loan – an amendment of FASB Statements No. 5 and 15,” we had collateral dependent impaired loans with a carrying value of approximately $1.04 million, which had specific reserves included in the allowance for loan losses of $209 thousand at June 30, 2011.

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

Interest rate swap - The interest rate swaps are reported at their fair value of $(1.21) million and $(1.22) million as of June 30, 2011 and December 31, 2010, respectively, utilizing Level 2 inputs from third parties. The fair value of our interest rate swaps are determined using prices obtained from a third party advisor. The fair value measurement of the interest rate swap is determined by netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on the expectation of future interest rates derived from observed market interest rate curves.

Commitments to Extend Credit and Standby Letters of Credit - The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of financial standby letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties. The fair value of commitments to extend credit and standby letters of credit was approximately $51 thousand and $40 thousand as of June 30, 2011 and December 31, 2010, respectively.

The fair value of our financial instruments as of June 30, 2011 and December 31, 2010 are summarized in the table below:

	June 30, 2011		December 31, 2010
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Securities available for sale	$ 404,879	$ 404,879	$ 465,962	$ 465,962
Securities held to maturity	651	725	794	882
FHLB stock	8,630	8,630	8,630	8,630
Loans, net of the allowance for loan losses	932,912	949,916	900,659	913,882
Accrued interest receivable	4,578	4,578	4,992	4,992
Total assets	$1,351,650	$1,368,728	$1,381,037	$1,394,348

Deposits	$1,103,098	$1,105,856	$1,092,196	$1,094,455
Securities sold under agreement to repurchase and other short-term borrowings	155,208	155,341	227,657	228,109
Securities sold under agreement to repurchase and other long-term borrowings	38,600	39,663	38,639	39,574
Junior subordinated debentures issued to unconsolidated subsidiary trust	20,619	13,999	20,619	14,413
Accrued interest payable	340	340	377	377
Total liabilities	$1,317,865	$1,315,199	$1,379,488	$1,376,928

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

The following table summarizes the components of net periodic benefit costs for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2011	2010	2011	2010
Interest Cost	$ 122	$ 122	$ 244	$ 241
Service cost	14	16	28	27
Expected return on Plan assets	(156)	(154)	(312)	(300)
Amortization of net loss	70	46	140	121
Net periodic benefit cost	$ 50	$ 30	$ 100	$ 89

We do not expect to make a contribution to the pension plan during 2011.

Our Pension Plan Investment Policy Statement sets forth the investment objectives and constraints of the Plan. The purpose of the policy is to assist our Retirement Plan Committee in effectively supervising, monitoring and evaluating the investments of the Plan.

Note 6: Earnings Per Share

The following table presents reconciliations of the calculations of basic and diluted earnings per common share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands except per share data)	2011	2010	2011	2010
Net income	$3,629	$4,586	$6,730	$8,415
Weighted average common shares outstanding	6,206	6,162	6,199	6,157
Dilutive effect of common stock equivalents	10	0	11	0
Weighted average common and common equivalent shares outstanding	6,216	6,162	6,210	6,157
Basic earnings per common share	$ 0.58	$ 0.74	$ 1.09	$ 1.37
Diluted earnings per common share	$ 0.58	$ 0.74	$ 1.08	$ 1.37

Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding for the three and six months ended June 30, 2011 and 2010. For the three and six months ended June 30, 2011 and 2010, there were average stock options outstanding of 10,000, which were not considered in the calculation of diluted earnings per share because the stock options’ exercise price was greater than the average market price during these periods.

Note 7: Stock Repurchase Program

We extended, through January 2012, our stock buyback program, originally adopted in January 2007. Under the program we may repurchase up to 200,000 shares of our common stock on the open market from time to time, and have purchased 143,475 shares at an average price per share of $22.94 since the program’s adoption. We did not repurchase any of our shares during 2010 or during the first half of 2011, and do not expect to repurchase shares in the near future.

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

We do not issue any guarantees that would require liability recognition or disclosure, other than our standby letters of credit. Standby letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party. Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit totaled approximately $5.12 million at June 30, 2011 and represent the maximum potential future payments we could be required to make. Typically, these instruments have terms of 12 months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit for on-balance sheet instruments. Our policies governing loan collateral apply to standby letters of credit at the time of credit extension. Loan-to-value ratios are generally consistent with loan-to-value requirements for other commercial loans secured by similar types of collateral. The fair value of our standby letters of credit at June 30, 2011 was insignificant.

We are involved in routine legal proceedings that occur in the ordinary course of business, which, individually and in the aggregate, are believed by Management to be immaterial to our financial condition and results of operations.

Note 9: Recent Accounting Pronouncements

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” The main provisions of ASU 2011-05 require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 is effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011. We are assessing the impact of ASU 2011-05 on our comprehensive income presentation.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” The amendments in this Update change the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The amendments clarify the Board’s intent about the application of existing fair value measurement and disclosure requirements. The amendments in this Update are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. We do not expect that this guidance will have a material impact on our financial condition or results of operations.

In April 2011, the FASB issued ASU No. 2011-03 “Transfers and Servicing (Topic 860) - Reconsideration of Effective Control for Repurchase Agreement.” ASU 2011-03 removes from the assessment of effective control the criterion relating to the transferor’s ability to repurchase or redeem financial assets on substantially the agreed terms, even in the event of default by the transferee. ASU 2011-03 is effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. We are assessing the impact of ASU 2011-03 on our financial condition, results of operations, and disclosures.

In January 2011, the FASB issued ASU 2011-01, “Receivables (Topic 310) – Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Updated No. 2010-20” and in April 2011 issued ASU 2011-02, “Receivables (Topic 310) – A Creditors Determination of Whether a Restructuring is a Troubled Debt Restructuring.” The main provisions in this Update indicate that a creditor must separately conclude, in evaluating whether a restructuring constitutes a TDR, that both of the following exist: the restructuring constitutes a concession and the debtor is experiencing financial difficulties. The amendments to Topic 310 clarify the guidance on a creditor’s evaluation of whether it has granted a concession, and whether a debtor is experiencing financial difficulties. This ASU also clarifies that a creditor is precluded from using the effective interest rate test when evaluating whether a restructuring constitutes a TDR. The amendments are effective for the first interim period beginning on or after June 15, 2011 and should be applied retrospectively to the beginning of the annual period of adoption. We do not expect that this guidance will have a material impact on our financial condition or results of operations.

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

Use of Non-GAAP Financial Measures

Certain information in Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Report contains financial information determined by methods other than in accordance with accounting principles generally accepted in the United States of America (“GAAP”). We use these “non-GAAP” measures in our analysis of our performance and believe that these non-GAAP financial measures provide a greater understanding of ongoing operations and enhance comparability of results with prior periods as well as demonstrating the effects of significant gains and charges in the current period. We believe that a meaningful analysis of our financial performance requires an understanding of the factors underlying that performance. We believe that investors may use these non-GAAP financial measures to analyze financial performance without the impact of unusual items that may obscure trends in our underlying performance. These disclosures should not be viewed as a substitute for operating results determined in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies.

In several places net interest income is presented on a fully taxable equivalent basis. Specifically included in interest income was tax-exempt interest income from certain tax-exempt loans. An amount equal to the tax benefit derived from this tax exempt income is added back to the interest income total, to produce net interest income on a fully taxable equivalent basis. We believe the disclosure of tax-equivalent net interest income information improves the clarity of financial analysis, and is particularly useful to investors in understanding and evaluating the changes and trends in our results of operations. Other financial institutions commonly present net interest income on a tax-equivalent basis. This adjustment is considered helpful in the comparison of one financial institution’s net interest income to that of another, as each will have a different proportion of tax-exempt interest from its earning assets. Moreover, net interest income is a component of a second financial measure commonly used by financial institutions, net interest margin, which is the ratio of net interest income to average earning assets. For purposes of this measure as well, other financial institutions generally use tax-equivalent net interest income to provide a better basis of comparison from institution to institution. We follow these practices. A reconciliation of tax-equivalent financial information to our consolidated financial statements prepared in accordance with GAAP appears at the bottom of the table entitled “Average Balance Sheets and Average Rates.” A 35.0% tax rate was used in both 2011 and 2010.

General

All adjustments necessary for a fair presentation of our interim consolidated financial statements as of June 30, 2011, and for the three and six months ended June 30, 2011 and 2010 have been included. The information was prepared from our unaudited financial statements and financial statements of our subsidiaries, Merchants Bank and MBVT Statutory Trust I.

Results of Operations

Overview

Net income was $3.63 million and $6.73 million for the quarter and six months ended June 30, 2011, respectively, compared to $4.59 million and $8.42 million for the same periods in 2010. The return on average assets was 0.98% and 0.91% for the quarter and six months ended June 30, 2011, respectively, compared to 1.29% and 1.19% for the same periods in 2010. The return on average equity was 14.20% and 13.38% for the quarter and six months ended June 30, 2011, respectively, compared to 19.48% and 18.10% for the same periods in 2010.

The following were the major factors contributing to our results for the quarter and six months ended June 30, 2011 compared to the same periods in 2010:

•

Net interest income on a fully taxable equivalent (“FTE”) basis was $52 thousand higher for the second quarter of 2011 compared to the same period in 2010, and was $205 thousand lower for the first six months of 2011 compared to 2010;

•

We recorded a $250 thousand provision for credit losses during the second quarter of 2011, compared to no provision in the second quarter of 2010. Our provision for credit losses for the first six months of 2011 was $250 thousand compared to $600 thousand for the first six months of 2010;

•

We recognized $137 thousand and $127 thousand in pre-tax security gains for the quarter and six months ended June 30, 2011, respectively, compared to $503 thousand and $1.21 million for the same periods in 2010;

•

Service charges on deposits were $1.07 million and $2.03 million for the quarter and six months ended June 30, 2011, respectively, a decrease of $323 thousand and $600 thousand compared to the same periods in 2010. This decrease is a result of reduced overdraft fee income resulting from legislative changes that went into effect August 15, 2010.

•

We booked net expense recoveries and gains on the sale of OREO property during the second quarter and first six months of 2010 totaling $(196) thousand and $(390) thousand, respectively, compared to expenses of $65 thousand and $81 thousand for the same periods in 2011.

•

Loans ended the quarter at $943.35 million, a $32.56 million increase over year end balances of $910.79 million.

•

Total deposits ended the quarter at $1.10 billion, an increase of $10.90 million over year end deposit balances.

Net Interest Income

This discussion should be read in conjunction with the tables on the following three pages. Our taxable equivalent net interest income was $12.95 million and $25.11 million for the quarter and six months ended June 30, 2011, respectively, compared to $12.90 million and $25.32 million for the same periods in 2010. Our taxable equivalent net interest margin decreased 19 basis points to 3.62% for the second quarter of 2011 compared to 3.81% for the same period in 2010, and decreased 24 basis points to 3.53% for the six months ended June 30, 2011 compared to 3.77% for the same period in 2010. The margin for the second quarter of 2011 increased by 25 basis points when compared to the fourth quarter of 2010, and increased 17 basis points from the first quarter of 2011.

The average rate on interest earning assets has increased gradually over the last two quarters as a result of two factors. We have moved a larger portion of our interest earning asset base into higher yielding loans and out of cash and investments, and the average yield on our investment portfolio has increased as overall prepayment speeds on mortgage backed investments have slowed. Average loans increased to $944.81 million for the second quarter of 2011 compared to $916.38 million for the first quarter of 2011, and $905.05 million for the fourth quarter of 2010. The impact of this reallocation to loans has been muted by the fact that the average yield on our loan portfolio has continued to decrease incrementally over the last several quarters as overall interest rates have remained at historic lows for an extended period of time. Average investments have decreased to $452.31 million for the second quarter of 2011 compared to $469.92 million for the first quarter of 2011 and $483.68 million for the fourth quarter of 2010. Average yields on the investment portfolio have increased over the last three quarters from 2.48% for the fourth quarter of 2010 to 2.61% for the first quarter of 2011 and to 3.11% for the second quarter of 2011. Although interest rates remain very low and cash flows off our investment portfolio have slowed considerably, this has helped our average yield in two ways. First, we have less cash to put to work at current low rates. Second, for bonds purchased at a premium, the slow down in cash flow also reduces the premium amortization, which increases the yield on the bond.

We continued to reduce our average cost of interest-bearing liabilities during the second quarter of 2011. The average cost of interest-bearing liabilities decreased to 0.73% for the second quarter of 2011 compared to 0.76% for the first quarter of 2011 and 0.83% for the fourth quarter of 2010. We prepaid a total of $46.50 million in long-term securities sold under agreements to repurchase at an average rate of 3.74% during the fourth quarter of 2010, which has contributed to the reduction in the cost of borrowed funds.

The following table attributes changes in our net interest income (on a fully taxable equivalent basis) to changes in either average balances or average rates for the six months ended June 30, 2011. Changes due to both interest rate and volume have been allocated to change due to volume and change due to rate in proportion to the relationship of the absolute dollar amounts of the change in each category:

	Three Months Ended			Due to
(In thousands)	June 30, 2011	June 30, 2010	Increase (Decrease)	Volume	Rate
Fully taxable equivalent interest income:
Loans	$11,647	$11,856	$(209)	$ 427	$ (636)
Investments	3,507	3,831	(324)	319	(643)
Interest earning deposits with banks and other short-term investments	14	24	(10)	11	(21)
Total interest income	15,168	15,711	(543)	757	(1,300)
Less interest expense:
Savings, money market and NOW accounts	292	369	(77)	27	(104)
Time deposits	840	1,053	(213)	(41)	(172)
FHLB and other short-term borrowings	1	1	0	0	0
Securities sold under agreements to repurchase, short-term	515	380	135	104	31
Securities sold under agreement to repurchase, long term	56	495	(439)	(359)	(80)
Other long-term debt	214	215	(1)	0	(1)
Junior subordinated debentures issued to unconsolidated subsidiary trust	301	301	0	0	0
Total interest expense	2,219	2,814	(595)	(269)	(326)
Net interest income	$12,949	$12,897	$ 52	$1,026	$ (974)

	Six Months Ended			Due to
(In thousands)	June 30, 2011	June 30, 2010	Increase (Decrease)	Volume	Rate
Fully taxable equivalent interest income:
Loans	$23,055	$23,501	$ (446)	$ 441	$ (887)
Investments	6,530	7,553	(1,023)	770	(1,793)
Interest earning deposits with banks and other short-term investments	44	45	(1)	27	(28)
Total interest income	29,629	31,099	(1,470)	1,238	(2,708)
Less interest expense:
Savings, money market and NOW accounts	616	758	(142)	69	(211)
Time deposits	1,717	2,228	(511)	(102)	(409)
FHLB and other short-term borrowings	1	2	(1)	0	(1)
Securities sold under agreements to repurchase, short-term	1,052	788	264	228	36
Securities sold under agreement to repurchase, long term	111	984	(873)	(715)	(158)
Other long-term debt	427	429	(2)	0	(2)
Junior subordinated debentures issued to unconsolidated subsidiary trust	594	594	0	0	0
Total interest expense	4,518	5,783	(1,265)	(520)	(745)
Net interest income	$25,111	$25,316	$ (205)	$1,758	$(1,963)

The following tables set forth certain information regarding net interest margin for the three and six months ended June 30, 2011 and 2010. For the periods indicated, the total dollar amount of interest income from average earning assets and the resultant yields, as well as the interest expense on average interest bearing liabilities, are expressed both in dollars and rates, and on a taxable equivalent basis.

Merchants Bancshares, Inc.

Average Balance Sheets and Average Rates

(Unaudited)

	Three Months Ended
	June 30, 2011			June 30, 2010
(In thousands, fully taxable equivalent)	Average Balance	Interest Income/ Expense	Average Rate	Average Balance	Interest Income/ Expense	Average Rate
ASSETS:
Loans, including fees on loans (a)(c)	$ 944,813	$11,647	4.94%	$ 911,211	$11,856	5.22%
Investments (b)	452,309	3,507	3.11%	423,994	3,831	3.62%
Interest-earning deposits with banks and other short-term investments	37,005	14	0.16%	22,188	24	0.43%
Total interest earning assets	1,434,127	$15,168	4.24%	1,357,393	$15,711	4.64%
Allowance for loan losses	(10,329)			(10,132)
Cash and cash equivalents	11,696			25,298
Bank premises and equipment, net	14,201			13,350
Other assets	31,938			32,686
Total assets	$1,481,633			$1,418,595

LIABILITIES AND SHAREHOLDERS' EQUITY:
Interest-bearing deposits:
Savings, NOW & money market accounts	$ 588,759	$ 292	0.20%	$ 545,784	$ 369	0.27%
Time deposits	360,895	840	0.93%	375,557	1,053	1.12%
Total interest bearing deposits	949,654	1,132	0.48%	921,341	1,422	0.62%
FHLB and other short-term borrowings	3,434	1	0.12%	2,674	1	0.08%
Securities sold under agreements to repurchase, short-term	206,796	515	1.00%	160,688	380	0.95%
Securities sold under agreements to repurchase, long-term	7,500	56	2.97%	54,000	495	3.68%
Other long-term debt	31,108	214	2.77%	31,203	215	2.77%
Junior subordinated debentures issued to unconsolidated subsidiary trust	20,619	301	5.85%	20,619	301	5.86%
Total borrowed funds	269,457	1,087	1.62%	269,184	1,392	2.07%
Total interest bearing liabilities	1,219,111	$ 2,219	0.73%	1,190,525	$ 2,814	0.95%
Noninterest bearing deposits	149,522			122,472
Other liabilities	10,748			11,425
Shareholders' equity	102,252			94,173
Total liabilities and shareholders' equity	$1,481,633			$1,418,595

Net interest earning assets	$ 215,016			$ 166,868

Net interest income (fully taxable equivalent)		$12,949			$12,897
Tax equivalent adjustment		(457)			(254)
Net interest income		$12,492			$12,643

Net interest rate spread			3.51%			3.69%

Net interest margin			3.62%			3.81%

(a)

Includes principal balance of non-accrual loans and fees on loans.

(b)

Available for sale securities and held to maturity securities are included at amortized cost. Includes FHLB stock.

(c)

Tax exempt interest has been converted to a tax equivalent basis using the Federal tax rate of 35%.

Merchants Bancshares, Inc.

Average Balance Sheets and Average Rates

(Unaudited)

	Six Months Ended
	June 30, 2011			June 30, 2010
(In thousands, fully taxable equivalent)	Average Balance	Interest Income/ Expense	Average Rate	Average Balance	Interest Income/ Expense	Average Rate
ASSETS:
Loans, including fees on loans (a)(c)	$ 930,677	$23,055	5.00%	$ 913,378	$23,501	5.19%
Investments (b)	460,990	6,530	2.86%	419,473	7,553	3.63%
Interest-earning deposits with banks and other short-term investments	40,889	44	0.22%	21,134	45	0.42%
Total interest earning assets	1,432,556	$29,629	4.17%	1,353,985	$31,099	4.63%
Allowance for loan losses	(10,294)			(10,650)
Cash and cash equivalents	12,990			25,455
Bank premises and equipment, net	14,263			13,310
Other assets	31,601			32,234
Total assets	$1,481,116			$1,414,334

LIABILITIES AND SHAREHOLDERS' EQUITY:
Interest-bearing deposits:
Savings, NOW & money market accounts	$ 586,968	$ 616	0.21%	$ 534,663	$ 758	0.29%
Time deposits	363,366	1,717	0.95%	381,443	2,228	1.18%
Total interest bearing deposits	950,334	2,333	0.49%	916,106	2,986	0.66%
FHLB and other short-term borrowings	2,618	1	0.08%	2,862	2	0.14%
Securities sold under agreements to repurchase, short-term	212,574	1,052	1.00%	163,658	788	0.97%
Securities sold under agreements to repurchase, long-term	7,500	111	2.98%	54,000	984	3.67%
Other long-term debt	31,117	427	2.77%	31,203	429	2.77%
Junior subordinated debentures issued to unconsolidated subsidiary trust	20,619	594	5.81%	20,619	594	5.81%
Total borrowed funds	274,428	2,185	1.61%	272,342	2,797	2.07%
Total interest bearing liabilities	1,224,762	$ 4,518	0.74%	1,188,448	$ 5,783	0.98%
Noninterest bearing deposits	144,623			120,433
Other liabilities	11,142			12,447
Shareholders' equity	100,589			93,006
Total liabilities and shareholders' equity	$1,481,116			$1,414,334

Net interest earning assets	$ 207,794			$ 165,538

Net interest income (fully taxable equivalent)		$25,111			$25,316
Tax equivalent adjustment		(866)			(410)
Net interest income		$24,245			$24,906

Net interest rate spread			3.43%			3.65%

Net interest margin			3.53%			3.77%

(a)

Includes principal balance of non-accrual loans and fees on loans.

(b)

Available for sale securities and held to maturity securities are included at amortized cost. Includes FHLB stock.

(c)

Tax exempt interest has been converted to a tax equivalent basis using the Federal tax rate of 35%.

Provision for Credit Losses (“Provision”): We recorded a $250 thousand provision for credit losses for the quarter and six months ended June 30, 2011, respectively, compared to $0 and $600 thousand for the quarter and six months ended June 30, 2010, respectively. Although asset quality remains high, our strong loan growth during the second quarter of 2011 led to the need for a provision during the quarter. Our non-performing asset totals decreased to $3.44 million at June 30, 2011, compared to $3.91 million at March 31, 2011, $4.30 million at December 31, 2010 and $8.78 million at June 30, 2010. Additionally, accruing substandard loans decreased to $17.01 million at June 30, 2011 from $18.07 million at December 31, 2010 and $19.33 million at June 30, 2010. Approximately $315 thousand in non-accruing loans carry some form of government guarantee. All of these factors are taken into consideration during management’s quarterly review of the allowance for credit losses which we continue to deem reasonable at June 30, 2011. See “Credit Quality and the Allowance for Credit Losses” for additional information on the provision, the allowance for credit losses and the allowance for loan losses.

Noninterest Income: Total noninterest income decreased to $2.56 million and $4.65 million for the quarter and six months ended June 30, 2011, respectively, compared to $3.16 million and $6.06 million for the same periods in 2010. Excluding net gains (losses) on security sales and other than temporary impairment losses, noninterest income decreased $229 thousand to $2.42 million for the second quarter of 2011 compared to $2.65 million for the same period in 2010 and decreased $407 thousand to $4.53 million for the first six months of 2011 compared to the first six months of 2010. This decrease is primarily a result of reductions in overdraft fee revenue attributable to legislative changes that went into effect on August 15, 2010. Net overdraft fee revenue was $855 thousand and $1.61 million for the quarter and six months ended June 30, 2011, compared to $1.17 million and $2.20 million for the same periods in 2010. Trust division income continued to grow during 2011 and increased to $632 thousand and $1.26 million for the quarter and six months ended June 30, 2011, compared to $533 thousand and $1.05 million for the same periods in 2010. Trust division assets under management have grown to $488.85 million at June 30, 2011 from $460.42 million at December 31, 2010 and $388.24 million at June 30, 2010. Other categories of noninterest income were generally flat compared to 2010.

Noninterest Expense: Total noninterest expense was $10.21 million and $20.32 million for the quarter and six months ended June 30, 2011, respectively, compared to $9.62 million and $19.09 million for the same periods in 2010. There were several factors that combined to produce the changes. Salaries and wages and employee benefits were slightly higher for the quarter and six months ended June 30, 2011 compared to the same periods in 2010, primarily a result of normal salary increases. Occupancy and Equipment expenses were $1.76 million and $3.59 million for the quarter and six months ended June 30, 2011, respectively, compared to $1.62 million and $3.23 million for the same periods in 2010. This increase is primarily a result of depreciation related to significant bank-wide investments in telecommunication and computer equipment. We believe that these investments will provide us with additional operating efficiencies and cost savings. Legal and professional fees were $774 thousand and $1.38 million for the quarter and six months ended June 30, 2011, respectively, compared to $664 thousand and $1.26 million for the same periods last year. We have hired consultants to help us realize additional operating efficiencies resulting in increased expenses which we expect to recover over time. Additionally, marketing expenses were $445 thousand and $784 thousand for the quarter and six months ended June 30, 2010, respectively, compared to $366 thousand and $681 thousand for the same periods in 2010, a result of continued development of our “Vermont Matters” outreach campaign. FDIC insurance expense for the second quarter of 2011 was $194 thousand compared to $340 thousand for the same period in 2010; a result of the new deposit insurance assessment rules that went into effect on April 1, 2011. We booked expense recoveries and gains related to the sale of OREO properties totaling $318 thousand during the first quarter of 2010. This gain resulted in a negative OREO expense during the quarter and six months ended June 30, 2010 of $(196) thousand and $(390) thousand, respectively, compared to expenses of $65 thousand and $81 thousand for the quarter and six months ended June 30, 2011, respectively.

Balance Sheet Analysis

Quarterly average loans for the second quarter of 2011 were $944.81 million, compared to $916.38 million for the first quarter of 2011 and $905.05 million for the fourth quarter of 2010. Ending loan balances at June 30, 2011 were $943.35 million, compared to $922.13 million at March 31, 2011 and $910.79 million at December 31, 2010. Growth in average monthly loan balances was strong with average monthly loan balances for April 2011 at $931.64 million, increasing to $943.84 million for May, and $958.99 million for June. Growth in commercial loans reflects new customers and expansion of existing relationships combined with increased utilization of credit lines by existing customers. Seasonal fluctuations in municipal cash flows reduced June 30, 2011 loan balances by almost $26 million. Municipal loan balances increased to $82.72 million on July 1, 2011 from $37.93 million on June 30, 2011.

The following table summarizes the components of our loan portfolio as of the dates indicated:

(In thousands)	June 30, 2011	March 31, 2011	December 31, 2010
Commercial, financial and agricultural	$165,665	$132,657	$112,514
Municipal loans	37,933	71,012	67,861
Real estate loans – residential	418,246	418,703	422,981
Real estate loans – commercial	304,347	280,547	284,296
Real estate loans – construction	10,303	12,283	16,420
Installment loans	6,319	6,461	6,284
All other loans	537	464	438
Total loans	$943,350	$922,127	$910,794

Total deposits at June 30, 2011 were $1.10 billion, slightly higher than balances at December 31, 2010. Although deposit growth from the end of 2010 to the end of the second quarter of 2011 was minimal, the composition of the deposit base has shifted away from interest bearing deposits and into demand deposits. Demand deposits grew $19.73 million to $161.14 million at June 30, 2011 from $141.41 million at December 31, 2010. Approximately $10 million of that growth is a result of a shift in our retail cash rewards checking product from interest bearing to non-interest bearing. Securities sold under agreement to repurchase (“repos”) decreased by $71.70 million to $160.49 million at June 30, 2011 compared to December 31, 2010, primarily a result of seasonal fluctuations concentrated in municipal cash flows.

Our liquidity position remained strong through the first half of 2011. Our investment portfolio totaled $405.53 million at June 30, 2011, a decrease of $61.23 million from the December 31, 2010 ending balance of $466.76 million. We reduced our exposure to premium write off in the investment portfolio by selling $77.03 million in CMOs for a total net gain of $127 thousand during 2011. Proceeds from the sales have funded our strong loan growth, and have replaced reductions in repo balances. Our investment portfolio at June 30, 2011, including both held-to-maturity and available-for-sale securities, consisted of the following:

(In thousands)	Amortized Cost	Fair Value
U.S. Treasury Obligations	$ 250	$ 250
U.S. Agency Obligations	87,907	88,410
FHLB Obligations	11,826	12,149
Agency MBS	177,199	184,260
Agency CMO	111,472	113,680
Non-agency CMO	5,820	5,505
ABS	1,357	1,350
Total investments	$395,831	$405,604

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

The non-Agency CMO portfolio consists of four bonds, two with balances less than $100 thousand and an insignificant unrealized loss. We performed no additional analysis on these bonds. Management has performed analyses on the remaining two bonds. One of the bonds, with a book value of $3.79 million and a fair value of $3.52 million at June 30, 2011, is rated AA by Fitch and Baa3 by Moody’s. Delinquencies have been fairly low and prepayments have led to increased credit support. The bond is backed by a large pool of loans with a 2004 issue date, 60-plus day delinquencies have been moderate and steady over the life of the bond, credit scores are high and loan-to-value ratios (“LTVs”) are low. The second bond has a book value of $1.88 million and a fair value of $1.84 million. This bond is rated CCC by Fitch and A- by S&P. Delinquencies on this bond have generally been fairly low, particularly within our tranche, and prepayments have lead to increased credit support. A relatively small loan pool and high average loan size are mitigated by low 60-plus day delinquencies, high credit scores, low LTVs and a 2005 issue date. Our investment advisor has assisted Management in running various cash flow analyses on the bonds to determine the likelihood of a principal loss in the future. In all cases, the likelihood of a loss in excess of our book value was determined to be remote.

The ABS portfolio consists of two bonds, one of which, with a book value of $357 thousand and a current market value of $405 thousand, is in an unrealized gain position and, additionally, carries an Agency guarantee. We have performed no further analysis on this bond. The second bond in the ABS portfolio has insurance backing from Ambac. However, because of Ambac’s uncertain financial status, we place no reliance on the insurance wrap in the impairment analysis. The bond is rated CC by Standard & Poor’s and Caa2 by Moody’s. We previously recorded impairment charges on this bond totaling $122 thousand. The book value of the bond, net of the impairment charges, is $1.00 million, and its current market value is $945 thousand. This is the only bond in our bond portfolio with subprime exposure. Principal payments received on the bond during 2011 totaled $135 thousand. We have performed the same analysis on this bond as on our non-Agency CMOs discussed above and consider its additional impairment temporary.

As a member of the FHLB system, we are required to invest in stock of the FHLBB in an amount determined based on our borrowings from the FHLBB. At June 30, 2011, our investment in FHLBB stock totaled $8.63 million. We received dividend income totaling $6 thousand and $13 thousand during the quarter and six months ended June 30, 2011, respectively.

We do not intend to sell the investment securities that are in an unrealized loss position, and it is unlikely that we will be required to sell the investment securities before recovery of their amortized cost bases, which may be maturity.

On December 15, 2004, we closed our private placement of an aggregate of $20.00 million of trust preferred securities. These hybrid securities qualify as regulatory capital, up to certain regulatory limits. At the same time, the securities are considered debt for tax purposes, and as such, interest payments are fully deductible. The trust preferred securities bear interest for five years at a fixed rate of 5.95%, and after five years, the rate adjusts quarterly at a fixed spread over three-month LIBOR.

During July 2008, we entered into a three-year forward interest rate swap arrangement for $10 million of our $20 million trust preferred issuance which changed to a floating rate in December 2009. The swap fixed the interest rate at 6.50% for the three-year term of the swap. We entered into a swap for the balance of the trust preferred issuance in March of 2009 and fixed the rate at 5.23% for seven years. Our blended cost of the trust preferred issuance beginning in December 2009 was 5.87% for a five-year average term. The trust preferred securities mature on December 31, 2034, and are redeemable without penalty at our option, subject to prior approval by the Board of Governors of the Federal Reserve System (“FRB”), beginning after five years from issuance.

In the ordinary course of business, we make commitments for possible future extensions of credit. At June 30, 2011, we were obligated to fund $5.12 million of standby letters of credit. No losses are anticipated in connection with these commitments.

Income Taxes

We are taxed on income at the federal level by the Internal Revenue Service. Total income tax expense was $1.60 million for the first half of 2011 compared to $2.87 million for the same period in 2010. Our effective tax rate for the six months ended June 30, 2011 was 19.2%, compared to 25.4% for the same period in 2010. Our statutory tax rate was 35% for all periods. Our lower effective tax rate is attributable to the following factors:

•

We recognized favorable tax benefits from federal affordable housing tax credits and historic rehabilitation credits of $951 thousand for the first six months of 2011 compared to $826 thousand for the first six months of 2010.

•

Additionally, we recognized favorable tax benefits from Qualified School Construction Bond tax credits of $256 thousand for the first six months of 2011 compared to $120 thousand for the first six months of 2010.

•

Our tax exempt income totaled $884 thousand for the first six months of 2011 compared to $418 thousand for the first six months of 2010.

Liquidity and Capital Resources

Our liquidity is monitored by the Asset and Liability Committee (“ALCO”) of our Bank’s Board of Directors, based upon our Bank’s policies. As of June 30, 2011, we could borrow up to $49 million in overnight funds, of which $44 million consists of unsecured borrowing lines established with correspondent banks. The balance of $5 million is in the form of an overnight line of credit with the FHLB. FHLBB borrowings are secured by residential mortgage loans. The total amount of loans pledged to the FHLB for both short and long-term borrowing arrangements totaled $223.26 million at June 30, 2011. We have additional borrowing capacity with the FHLBB of $109 million as of June 30, 2011. Additionally, we have established a borrowing facility with the FRB which will enable us to borrow at the discount window.

We also have the ability to borrow through the use of repurchase agreements, collateralized by Agency MBSs and Agency CMOs, with certain approved counterparties. The carrying value of the securities sold under repurchase agreements was $221.96 million and the market value was $227.30 million at June 30, 2011. We maintain effective control over the securities underlying the agreements. Our investment portfolio, which is managed by the ALCO, has a book value of $405.53 million at June 30, 2011, of which $237.60 million was pledged. The portfolio is a reliable source of cash flow for us. We closely monitor our short term cash position. Any excess funds are either left on deposit at the FRB, or are in a fully insured account with one of our correspondent banks.

FHLBB short-term borrowings mature daily, and there was no outstanding balance at June 30, 2011. The Demand Note Due U.S. Treasury matures daily and bears interest at the federal funds rate less 0.25%. The rate on this borrowing at June 30, 2011 was zero.

The following table provides certain information regarding other short term borrowed funds for the three and six months ended June 30, 2011:

(In thousands)	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
FHLB and other short-term borrowings
Amount outstanding at end of period	$ 0	$ 0
Maximum month-end amount outstanding	0	0
Average amount outstanding	1,440	724
Weighted average rate during the period	0.28%	0.28%
Weighted average rate at period end	0	0
Demand note due U.S. Treasury
Amount outstanding at end of period	$ 2,214	$ 2,214
Maximum month-end amount outstanding	2,643	2,881
Average amount outstanding	1,994	1,894
Weighted average rate during the period	0	0
Weighted average rate at period-end	0	0
Securities sold under agreement to repurchase, short-term
Amount outstanding at end of period	$152,994	$152,994
Maximum month-end amount outstanding	223,101	223,101
Average amount outstanding	206,796	212,574
Weighted average rate during the period	1.00%	0.99%
Weighted average rate at period end	0.60%	0.60%

We extended, through January 2012, our stock buyback program, originally adopted in January 2007. Under the program, we may repurchase up to 200,000 shares of our common stock on the open market from time to time, and have purchased 143,475 shares at an average price per share of $22.94 since the program’s adoption. We did not repurchase any of our shares during 2010 or the first six months of 2011, and we do not expect to repurchase shares in the near future.

As of June 30, 2011, we exceeded all current applicable regulatory capital requirements. We continue to be considered well capitalized under current applicable regulations. Our tangible equity ratio at June 30, 2011 was 7.32% compared to 6.68% at December 31, 2010. The following table represents our actual capital ratios and capital adequacy requirements as of June 30, 2011.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(In thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Merchants Bancshares, Inc.
Tier 1 leverage capital	$121,482	8.20%	$59,265	4.00%	N/A	N/A
Tier 1 risk-based capital	121,482	14.63%	33,208	4.00%	N/A	N/A
Total risk-based capital	131,866	15.88%	66,417	8.00%	N/A	N/A
Tangible capital	104,786	7.32%	N/A	N/A	N/A	N/A
Merchants Bank
Tier 1 leverage capital	$118,371	7.97%	$59,421	4.00%	$74,277	5.00%
Tier 1 risk-based capital	118,371	14.16%	33,429	4.00%	50,143	6.00%
Total risk-based capital	128,823	15.41%	66,857	8.00%	83,572	10.00%
Tangible capital	122,461	8.54%	N/A	N/A	N/A	N/A

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

The following table summarizes our nonperforming assets at the dates indicated:

(In thousands)	June 30, 2011	December 31, 2010	June 30, 2010
Nonaccrual loans	$3,071	$3,317	$8,277
Loans past due 90 days or more and still accruing interest	0	384	0
Troubled debt restructuring (“TDR”)	373	403	57
Total nonperforming loans (“NPL”)	3,444	4,104	8,334
OREO	0	191	444
Total nonperforming assets (“NPA”)	$3,444	$4,295	$8,778

Nonperforming assets at June 30, 2011 totaled $3.44 million, a decrease of $851 thousand from balances at December 31, 2010. Loans past due 90 days and still accruing at December 31, 2010 consisted primarily of residential real estate loans, these balances were reduced to zero through a combination of foreclosure and migration into non-accruing status. Of the total $3.44 million in nonperforming loans above, $2.20 million are residential mortgages compared to $2.63 million at December 31, 2010. The reduction in nonperforming residential real estate loans is a result of proactive monitoring and communication with individual borrowers. Our residential first lien mortgage portfolio consists entirely of traditional mortgages which are fully underwritten, using conservative loan-to-value and debt-to-income thresholds. We believe that additional loss exposure on current non-accruing loans is mitigated by a combination of conservatively valued collateral and, where needed, an appropriate reserve allocation.

TDR represent balances where the existing loan was modified by the bank involving a concession in rate, term or payment amount due to the distressed financial condition of the borrower. There were three restructured residential mortgages at June 30, 2011 with balances totaling $373 thousand, compared to four borrowers at December 31, 2010 with balances totaling $403 thousand. All TDRs at June 30, 2011 continue to pay as agreed according to the modified terms and are considered well-secured.

We had no OREO at June 30, 2011.

Excluded from the nonaccrual balances discussed above are our loans that are 30 to 89 days past due, which are not necessarily considered classified or impaired. Accruing loans 30 to 89 days past due as a percentage of total loans as of the periods indicated are presented in the following table:

Quarter Ended:	30-89 Days
June 30, 2011	0.11%
December 31, 2010	0.14%
June 30, 2010	0.26%
December 31, 2009	0.09%

Our residential mortgage loan portfolio continues to perform well, even under the currently stressed economic conditions. Residential loans 30 to 89 days past due at June 30, 2011 totaled 26 basis points as a percentage of residential loans. Total non-current residential loans, including non-accruing mortgages, were 54 basis points of residential loans.

Our policy is to classify a loan 90 days or more past due with respect to principal or interest, as well as any loan where Management does not believe it will collect all principal and interest in accordance with contractual terms, as a nonaccruing loan, unless the ultimate collectability of principal and interest is assured. Income accruals are suspended on all nonaccruing loans, and all previously accrued and uncollected interest is charged against current income. A loan remains in nonaccruing status until the factors which suggest doubtful collectability no longer exist, the loan is liquidated, or the loan is determined to be uncollectible, and is charged off against the allowance for loan losses. In those cases where a nonaccruing loan is secured by real estate, we can, and may, initiate foreclosure proceedings. The result of such action will either be to cause repayment of the loan with the proceeds of a foreclosure sale or to give us possession of the collateral in order to manage a future resale of the real estate. Foreclosed property is recorded at the lower of its cost or estimated fair value, less any estimated costs to sell. Any cost in excess of the estimated fair value on the transfer date is charged to the allowance for loan losses, while further declines in market values are recorded as OREO expense in the consolidated statement of income. Impaired loans, which primarily consist of non-accruing residential mortgage and commercial real estate loans, totaled $3.44 million at June 30, 2011 and $4.10 million at December 31, 2010 and are included as nonperforming loans in the table above. At June 30, 2011, $1.04 million of impaired loans had specific reserve allocations totaling $209 thousand.

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

Substandard accruing loans totaled $17.01 million at June 30, 2011, a decrease of $1.06 million since December 31, 2010. Of the total substandard accruing loans, $2.85 million are federally guaranteed. The listing of substandard accruing borrowers at June 30, 2011 includes borrowers operating in a variety of different industries and locations. Four borrowers represent 56% of performing classified loans. Loans identified as substandard have well-defined weaknesses that, if not addressed, could result in a loss to the Bank. These accruing substandard loans have generally continued to pay promptly and Management conducts regularly scheduled comprehensive reviews of the borrowers’ financial condition, payment performance, accrual status and collateral. These reviews also ensure that these troubled accounts are properly administered with a focus on loss mitigation and that any potential loss exposures are appropriately quantified, and reserved for. The findings of this review process are a key component in assessing the adequacy of our Loan Loss Reserve.

Concentrations by collateral exposure are also monitored as part of our risk management process. The composition of substandard accruing loans at June 30, 2011 consists of $10.96 million in loans secured by owner occupied commercial real estate, of which $2.07 million is subject to federal loan guarantees; and $3.21 million in commercial investment real estate, of which $78 thousand is government guaranteed. The balance consists of $1.33 million in loans to commercial borrowers, $528 thousand in residential and home equity loans and $987 thousand in loans secured by multi-family residential properties.

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

The following table summarizes year to date activity in our Allowance for Credit Losses through the dates indicated:

(In thousands)	June 30, 2011	March 31, 2011	December 31, 2010	June 30, 2010
Balance, beginning of year	$10,754	$10,754	$11,702	$11,702
Charge-offs:
Commercial, financial & agricultural	(77)	(43)	(1,692)	(1,638)
Real estate – commercial	(60)	0	(258)	(258)
Real estate – construction	(11)	(11)	0	0
Real estate – residential	(49)	(8)	(25)	(5)
Installment	(8)	(8)	(2)	(2)
Total charge-offs	(205)	(70)	(1,977)	(1,903)
Recoveries:
Commercial, financial & agricultural	44	21	2,128	38
Real estate – commercial	43	43	31	0
Real estate – construction	11	5	593	167
Real estate – residential	1	1	20	0
Installment	3	2	7	1
Total recoveries	102	72	2,779	206
Net (charge-offs) recoveries	(103)	2	802	(1,697)
Provision for credit losses	250	0	(1,750)	600
Balance end of period	$10,901	$10,756	$10,754	$10,605

Components:
Allowance for loan losses	10,438	10,232	10,135	10,157
Reserve for undisbursed lines of credit	463	524	619	448
Allowance for credit losses	$10,901	$10,756	$10,754	$10,605

We recorded a provision for credit losses of $250 thousand during the second quarter of 2011.

The following table reflects our nonperforming asset and coverage ratios as of the dates indicated:

	June 30, 2011	March 31, 2011	December 31, 2010	June 30, 2010
NPL to total loans	0.37%	0.41%	0.45%	0.93%
NPA to total assets	0.24%	0.26%	0.29%	0.63%
Allowance for loan losses to total loans	1.11%	1.11%	1.11%	1.13%
Allowance for loan losses to NPL	303%	274%	247%	122%

We will continue to take appropriate measures to restore nonperforming assets to performing status or otherwise liquidate these assets in an orderly fashion so as to maximize their value to us. There can be no assurances that we will be able to complete the disposition of nonperforming assets without incurring further losses.

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

Market Risk

Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates or prices such as interest rates, foreign currency exchange rates, commodity prices, and equity prices. Our primary market risk exposure is interest rate risk. An important component of our asset and liability management process is the ongoing monitoring and management of this risk, which is governed by established policies that are reviewed and approved annually by our Bank’s Board of Directors. The Investment policy details the types of securities that may be purchased, and establishes portfolio limits and maturity limits for the various sectors. The Investment policy also establishes specific investment quality limits. Our Bank’s Board of Directors has established a board level Asset and Liability Committee, which delegates responsibility for carrying out the asset/liability management policies to the management level ALCO. The ALCO, chaired by the Chief Financial Officer and composed of members of senior management, develops guidelines and strategies impacting our asset and liability management related activities based upon estimated market risk sensitivity, policy limits and overall market interest rate levels and trends. The ALCO manages the investment portfolio. We continued to work to maximize net interest income while mitigating risk during the first half of 2011 through repositioning of the investment portfolio, selective sales of specific securities, as well as carefully monitoring the overall duration and average life of the portfolio, and monitoring individual securities, among other strategies. We have an outside investment advisory firm which helps us identify opportunities for increased yield, without significantly increasing risk, in the investment portfolio. The firm specializes in stable value and fixed income portfolios. The ALCO and the investment advisor have frequent conference calls to discuss portfolio activity and to set future strategy. Additionally, any specific bonds or sectors that require additional attention are discussed on these calls.

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

The ALCO is responsible for ensuring that our Bank’s Board of Directors receives accurate information regarding our interest rate risk position at least quarterly. The ALCO uses an outside consultant to perform rate shocks of our balance sheet, and to perform a variety of other analyses. The consultant’s most recent review was as of June 30, 2011. The consultant ran a base simulation assuming no changes in rates as well as a 200 basis point rising and, because rates are quite low, a 100 basis point falling interest rate scenario which assume a parallel and pro rata shift of the yield curve over a one-year period, and no growth assumptions. Additionally, the consultant ran a 400 basis point rising simulation which assumed a parallel shift of the curve over 24 months, and a 500 basis point rising simulation which assumed the curve flattened over a 24 month time frame. A summary of the results is as follows:

Current/Flat Rates: Net interest income is projected to trend downward in the current rate scenario as the expected replacement rates on assets are lower than the current portfolio, and opportunities to reduce rates on deposits and term funding are limited.

Falling Rates: If rates fall, net interest income is projected to trend slightly above the base case scenario in year one as rate reductions in the funding base offset lower asset yields. Thereafter net interest income trends downward as funding rate reductions subside while asset cash flow continues to reset at reduced yields. Accelerated prepayment speeds on mortgage-based assets exacerbate the impact of lower rates.

Rising Rates: Net interest income levels are projected to move sideways over year one of an up 200 basis points yield curve shift as higher asset yields on our floating rate loan portfolio are offset by elevated deposit rates. Later in the scenario margins widen out as higher funding costs slow while asset yields trend upward. A more pronounced rising rate scenario is projected to trend slightly lower than the up 200 basis points scenario over the first two years due to additional pricing pressure on deposit rates, but eventually moves upward. A flattening up 500 basis points scenario trends slightly above the base case over the first two years as the rate sensitive deposit base prices immediately and offsets any benefit to the short-term asset base. However, margins trend higher over the long-term due to the asset sensitive structure of the balance sheet.

The change in net interest income for the next twelve months from our expected or “most likely” forecast at the June 30, 2011 review is shown in the following table. The degree to which this exposure materializes will depend, in part, on our ability to manage deposit rates as interest rates rise or fall.

Rate Change	Percent Change in Net Interest Income
Up 200 basis points	1.51%
Down 100 basis points	0.44%

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

The preceding sensitivity analysis does not represent our forecast and should not be relied upon as indicative of expected operating results. These estimates are based upon numerous assumptions, including, among others, the nature and timing of interest rate levels including yield curve shape, prepayments on loans and securities, deposit run-off rates, pricing decisions on loans and deposits and reinvestment/replacement of asset and liability cash flows. While assumptions are developed based upon current economic and local market conditions, as well as historical behavior, we cannot make any assurances as to the predictive nature of these assumptions, including how customer preferences or competitor influences might change.

The most significant factor affecting market risk exposure of net interest income during the first half of 2011 was the severe nationwide recession followed by a modest recovery, and the U.S. Government’s response. Interest rates declined sharply during 2008 and have remained low throughout 2010 and the first half of 2011 as the global economy slowed, unemployment levels increased, delinquencies on all types of loans increased along with decreased consumer confidence and declines in housing prices. Interest rates remain low in spite of a modest economic recovery. Net interest income exposure is also significantly affected by the shape and level of the U.S. Government securities and interest rate swap yield curve, and changes in the size and composition of the loan, investment and deposit portfolios.

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

Item 4.  Controls and Procedures

The principal executive officer, principal financial officer, and other members of our senior management have evaluated our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, our principal executive officer and principal financial officer have concluded that the disclosure controls and procedures effectively ensure that information required to be disclosed in our filings and submissions with the SEC under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management (including the principal executive officer and principal financial officer), and is recorded, processed, summarized and reported within the time periods specified by the SEC. In addition, we have reviewed our internal control over financial reporting and there have been no changes in our internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  [Removed and Reserved]

Item 5.  Other Information

None.

Item 6.  Exhibits

(a)  Exhibits:

10.1	Amended and Restated Merchants Bancshares, Inc. 2008 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 to Merchants’ Current Report on Form 8-K filed on May 6, 2011)

31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended

31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101***

The following materials from Merchants Bancshares, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 formatted in XBRL: (i) Consolidated Balance Sheets at June 30, 2011 and December 31, 2010; (ii) Consolidated Statements of Income for the three and six months ended June 30, 2011 and 2010; (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2011 and 2010; (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010; and (v) Notes to Interim Unaudited Consolidated Financial Statements.

_______________________________

*

Filed herewith

**

Furnished herewith

***

Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

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

August 8, 2011
Date