Form 10-Q
period 2011-09-30
MERCHANTS BANCSHARES INC
filed 2011-11-07
CIK 726517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2011

or

[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	0-11595

Merchants Bancshares, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	03-0287342
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

275 Kennedy Drive, South Burlington, Vermont	05403
(Address of Principal Executive Offices)	(Zip Code)

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

[    ] Yes                    [ X ] No

As of October 31, 2011, there were 6,226,580 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

MERCHANTS BANCSHARES, INC.

FORM 10-Q

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.	Interim Consolidated Financial Statements (Unaudited)

	Consolidated Balance Sheets As of September 30, 2011 and December 31, 2010	1

	Consolidated Statements of Income For the three and nine months ended September 30, 2011 and 2010	2

	Consolidated Statements of Comprehensive Income For the three and nine months ended September 30, 2011 and 2010	3

	Consolidated Statements of Cash Flows For the nine months ended September 30, 2011 and 2010	4

	Notes to Interim Unaudited Consolidated Financial Statements	5 – 21

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	21 – 34
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	34 – 36
Item 4.	Controls and Procedures	36

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	37
Item 1A.	Risk Factors	37
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37
Item 3.	Defaults upon Senior Securities	37
Item 4.	(Removed and Reserved)	37
Item 5.	Other Information	37
Item 6.	Exhibits	37
Signatures		38
Exhibits

MERCHANTS BANCSHARES, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

Merchants Bancshares, Inc.

Consolidated Balance Sheets

(unaudited)

	(In thousands except share and per share data)		September 30, 2011	December 31, 2010
	ASSETS
	Cash and due from banks		$ 10,945	$ 11,753
	Interest earning deposits with banks and other short-term investments		86,438	62,273
	Total cash and cash equivalents		97,383	74,026
	Investments:
	Securities available for sale, at fair value		417,940	465,962
	Securities held to maturity (fair value of $671 and $882)		603	794
	Total investments		418,543	466,756
	Loans		1,008,076	910,794
	Less: Allowance for loan losses		10,480	10,135
	Net loans		997,596	900,659
	Federal Home Loan Bank stock		8,630	8,630
	Bank premises and equipment, net		14,075	14,365
	Investment in real estate limited partnerships		5,239	5,253
	Other assets		19,483	17,955
	Total assets		$1,560,949	$1,487,644
	LIABILITIES
	Deposits:
	Demand (noninterest bearing)		$ 180,696	$ 141,412
	Savings, interest bearing checking and money market accounts		630,355	584,582
	Time deposits $100 thousand and greater		128,408	127,749
	Other time deposits		226,100	238,453
	Total deposits		1,165,559	1,092,196
	Short term debt		3,013	2,964
	Securities sold under agreements to repurchase		222,338	232,193
	Long-term debt		22,581	31,139
	Junior subordinated debentures issued to unconsolidated subsidiary trust		20,619	20,619
	Other liabilities		18,839	9,202
	Total liabilities		1,452,949	1,388,313
	Commitments and contingencies (Note 8)
	SHAREHOLDERS' EQUITY
	Preferred stock
	Class A non-voting shares authorized – 200,000, none outstanding		0	0
	Class B voting shares authorized – 1,500,000, none outstanding		0	0
	Common stock, $.01 par value		67	67
	Shares authorized	10,000,000
Issued	As of September 30, 2011 and December 31, 2010	6,651,760
Outstanding	As of September 30, 2011	5,904,041
	As of December 31, 2010	5,859,263
	Capital in excess of par value		36,499	36,348
	Retained earnings		77,427	71,725
	Treasury stock, at cost		(15,877)	(16,836)
	As of September 30, 2011	747,719
	As of December 31, 2010	792,497
	Deferred compensation arrangements		6,090	6,350
	Accumulated other comprehensive income		3,794	1,677
	Total shareholders' equity		108,000	99,331
	Total liabilities and shareholders' equity		$1,560,949	$1,487,644

See accompanying notes to interim unaudited consolidated financial statements

Merchants Bancshares, Inc.

Consolidated Statements of Income

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands except per share data)	2011	2010	2011	2010
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$11,641	$11,584	$33,830	$34,675
Investment income:
Interest and dividends on investment securities	3,187	3,562	9,717	11,115
Interest on interest earning deposits with banks and other short-term investments	37	23	81	68
Total interest and dividend income	14,865	15,169	43,628	45,858
INTEREST EXPENSE
Savings, NOW and money market accounts	298	358	914	1,116
Time deposits $100 thousand and greater	288	312	896	1,003
Other time deposits	525	682	1,634	2,219
Securities sold under agreement to repurchase	518	874	1,682	2,648
Long-term debt	193	216	620	645
Junior subordinated debentures issued to unconsolidated subsidiary trust	299	297	893	891
Total interest expense	2,121	2,739	6,639	8,522
Net interest income	12,744	12,430	36,989	37,336
Provision (credit) for credit losses	250	(400)	500	200
Net interest income after provision (credit) for credit losses	12,494	12,830	36,489	37,136
NONINTEREST INCOME
Total other-than-temporary impairment losses	(10)	247	(20)	458
Portion of loss recognized in other comprehensive income (before taxes)	10	(336)	20	(627)
Net impairment losses	0	(89)	0	(169)
Gain on investment securities, net	920	685	1,047	1,897
Trust company income	639	539	1,894	1,590
Service charges on deposits	1,161	1,219	3,195	3,853
Equity in losses of real estate limited partnerships	(441)	(408)	(1,324)	(1,263)
Other noninterest income	1,133	1,079	3,253	3,182
Total noninterest income	3,412	3,025	8,065	9,090
NONINTEREST EXPENSE
Compensation and benefits	5,251	5,144	15,544	15,124
Occupancy expense	935	920	2,927	2,761
Equipment expense	848	741	2,450	2,131
Legal and professional fees	721	596	2,098	1,851
Marketing and advertising expense	475	332	1,259	1,013
State franchise taxes	321	298	951	872
FDIC insurance	194	345	740	1,065
Prepayment penalty	861	0	861	0
Other Real Estate Owned ("OREO") expenses (income)	47	91	128	(299)
Other noninterest expense	1,392	1,536	4,404	4,572
Total noninterest expense	11,045	10,003	31,362	29,090
Income before provision for income taxes	4,861	5,852	13,192	17,136
Provision for income taxes	680	1,350	2,281	4,219
NET INCOME	$ 4,181	$ 4,502	$10,911	$12,917

Basic earnings per common share	$ 0.67	$ 0.73	$ 1.76	$ 2.10
Diluted earnings per common share	$ 0.67	$ 0.73	$ 1.76	$ 2.10

See accompanying notes to interim unaudited consolidated financial statements

Merchants Bancshares, Inc.

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2011	2010	2011	2010
Net income	$4,181	$4,502	$10,911	$12,917
Other comprehensive income, net of tax:
Change in net unrealized gain on securities available for sale, net of taxes of $674, $(463), $1,543 and $956	1,251	(860)	2,865	1,775
Reclassification adjustments for net securities gains included in net income, net of taxes of $(322), $(240), $(366) and $(664)	(598)	(445)	(681)	(1,233)
Change in net unrealized loss on interest rate swaps, net of taxes of $(113), $(125), $(110) and $(387)	(209)	(232)	(204)	(719)
Pension liability adjustment, net of taxes of $24, $21, $73 and $63	46	39	137	118
Other comprehensive income (loss)	490	(1,498)	2,117	(59)
Comprehensive income	$4,671	$3,004	$13,028	$12,858

See accompanying notes to interim unaudited consolidated financial statements

Merchants Bancshares, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

For the nine months ended September 30,	2011	2010
(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 10,911	$ 12,917
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	500	200
Depreciation and amortization	4,581	3,978
Stock option expense	128	68
Net gains on sales of investment securities	(1,047)	(1,897)
Other-than-temporary impairment losses on investment securities	0	169
Net gains on sale of loans	(28)	(12)
Net losses on sale of premises and equipment	16	23
Gains on sale of other real estate owned	(33)	(537)
Equity in losses of real estate limited partnerships, net	1,324	1,263
Changes in assets and liabilities:
Decrease (increase) in interest receivable	274	(440)
(Increase) decrease in other assets	(2,794)	669
Decrease in interest payable	(91)	(105)
Increase in other liabilities	9,636	13,248
Net cash provided by operating activities	23,377	29,544
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investment securities available for sale	132,025	44,952
Proceeds from maturities of investment securities available for sale	146,328	160,731
Proceeds from maturities of investment securities held to maturity	192	294
Purchases of investment securities available for sale	(229,110)	(300,652)
Loan originations (in excess of) less than principal payments	(97,839)	9,442
Proceeds from sales of loans, net	80	290
Proceeds from sales of premises and equipment	51	4
Proceeds from sales of other real estate owned	224	1,801
Real estate limited partnership investments	(1,310)	(1,244)
Purchases of bank premises and equipment	(1,173)	(1,955)
Net cash used in investing activities	(50,532)	(86,337)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	73,363	29,330
Net increase (decrease) in short-term borrowings	49	(364)
Net decrease in securities sold under agreement to repurchase	(9,855)	(4,221)
Principal payments on long-term debt	(8,558)	(57)
Cash dividends paid	(4,652)	(4,593)
Increase in deferred compensation arrangements	165	155
Net cash provided by financing activities	50,512	20,250
Increase (decrease) in cash and cash equivalents	23,357	(36,543)
Cash and cash equivalents beginning of period	74,026	74,546
Cash and cash equivalents end of period	$ 97,383	$ 38,003
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Total interest payments	$ 6,730	$ 8,628
Total income tax payments	850	6,600
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Distribution of stock under deferred compensation arrangements	432	455
Distribution of treasury stock in lieu of cash dividend	517	577
Transfer of loans to other real estate owned	340	629
Increase in payable for investments purchased	10,056	14,655
Restricted stock grants	269	0

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

Note 1: Financial Statement Presentation

Principles of Consolidation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. All adjustments necessary for a fair presentation of our interim consolidated financial statements as of September 30, 2011 and December 31, 2010 and for the three and nine months ended September 30, 2011 and 2010 have been included. The information was prepared from our unaudited financial statements and the unaudited financial statements of our subsidiaries, Merchants Bank and MBVT Statutory Trust I. Amounts reported for prior periods are reclassified, where necessary, to be consistent with the current period presentation.

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

Note 2: Investment Securities

Investments in securities are classified as available for sale or held to maturity as of September 30, 2011. The amortized cost and fair values of the securities classified as available for sale and held to maturity as of September 30, 2011 and December 31, 2010 are as follows:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of September 30, 2011
Available for Sale:
U.S. Treasury Obligations	$ 250	$ 1	$ 0	$ 251
U.S. Agency Obligations	79,953	871	19	80,805
Federal Home Loan Bank ("FHLB") Obligations	16,827	299	13	17,113
Agency Residential Real Estate Mortgage-backed Securities ("Agency MBSs")	146,609	7,453	0	154,062
Agency Collateralized Mortgage Obligations ("Agency CMOs")	156,710	2,669	47	159,332
Non-agency Collateralized Mortgage Obligations ("Non- agency CMOs")	5,573	2	506	5,069
Asset Backed Securities ("ABS")	1,313	60	65	1,308
Total Available for Sale	$407,235	$11,355	$650	$417,940
Held to Maturity:
Agency MBSs	$ 603	$ 68	$ 0	$ 671
Total Agency MBSs	$ 603	$ 68	$ 0	$ 671

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of December 31, 2010
Available for Sale:
U.S. Treasury Obligations	$ 250	$ 0	$ 0	$ 250
U.S. Agency Obligations	47,717	287	216	47,788
FHLB Obligations	11,211	253	7	11,457
Agency MBSs	169,396	6,136	625	174,907
Agency CMOs	222,435	2,289	456	224,268
Non-agency CMOs	6,114	2	264	5,852
ABS	1,492	0	52	1,440
Total Available for Sale	$458,615	$8,967	$1,620	$465,962
Held to Maturity:
Agency MBSs	$ 794	$ 88	$ 0	$ 882
Total Agency MBSs	$ 794	$ 88	$ 0	$ 882

Included in gross unrealized losses at September 30, 2011 are $65 thousand of non-credit related unrealized losses on other-than-temporarily impaired securities in the ABS portfolio, which are included in accumulated other comprehensive income, net of tax.

The contractual final maturity distribution of the debt securities classified as available for sale and held to maturity as of September 30, 2011 and December 31, 2010, are as follows:

(In thousands)	Within One Year	After One But Within Five Years	After Five But Within Ten Years	After Ten Years	Total
As of September 30, 2011
Available for Sale (at fair value):
U.S. Treasury Obligations	$ 251	$ 0	$ 0	$ 0	$ 251
U.S. Agency Obligations	3,034	12,606	53,931	11,234	80,805
FHLB Obligations	3,765	0	13,348	0	17,113
Agency MBSs	2	6,356	31,417	116,287	154,062
Agency CMOs	0	0	3,236	156,096	159,332
Non-agency CMOs	0	0	52	5,017	5,069
ABS	0	0	0	1,308	1,308
Total Available for Sale	$7,052	$18,962	$101,984	$289,942	$417,940
Held to Maturity:
Agency MBSs	$ 0	$ 184	$ 0	$ 419	$ 603
Total Agency MBSs	$ 0	$ 184	$ 0	$ 419	$ 603

As of December 31, 2010
Available for Sale (at fair value):
U.S. Treasury Obligations	$ 250	$ 0	$ 0	$ 0	$ 250
U.S. Agency Obligations	0	9,042	30,902	7,844	47,788
FHLB Obligations	0	4,428	7,029	0	11,457
Agency MBSs	2,146	7,425	36,877	128,459	174,907
Agency CMOs	430	0	18,180	205,658	224,268
Non-agency CMOs	0	0	72	5,780	5,852
ABS	0	0	0	1,440	1,440
Total Available for Sale	$2,826	$20,895	$ 93,060	$349,181	$465,962
Held to Maturity:
Agency MBSs	$ 3	$ 192	$ 85	$ 514	$ 794
Total Agency MBSs	$ 3	$ 192	$ 85	$ 514	$ 794

Actual maturities will differ from contractual maturities because borrowers may have rights to call or prepay obligations. Maturities of Agency MBSs and Agency CMOs are based on final contractual maturities.

Proceeds from sales of available for sale debt securities were $132.02 million for the first nine months of 2011. Gross gains of $970 thousand and $1.19 million, and gross losses of $50 thousand and $141 thousand were realized from these sales for the three and nine months ended September 30, 2011, respectively.

Gross unrealized losses on investment securities available for sale and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position, at September 30, 2011 and December 31, 2010, were as follows:

	Less than 12 months		12 months or more		Total
(In thousands)	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
As of September 30, 2011
U.S. Agency Obligations	$ 5,532	$ 19	$ 0	$ 0	$ 5,532	$ 19
FHLB Obligations	5,071	13	0	0	5,071	13
Agency CMOs	19,800	17	3,418	30	23,218	47
Non-agency CMOs	0	0	5,017	506	5,017	506
ABSs	0	0	892	65	892	65
Total	$ 30,403	$ 49	$9,327	$601	$ 39,730	$ 650
As of December 31, 2010
U.S. Agency Obligations	$ 16,173	$ 216	$ 0	$ 0	$ 16,173	$ 216
FHLB Obligations	4,989	7	0	0	4,989	7
Agency MBSs	61,276	625	0	0	61,276	625
Agency CMOs	86,542	456	0	0	86,542	456
Non-agency CMOs	96	2	5,684	262	5,780	264
ABSs	349	7	1,090	45	1,439	52
Total	$169,425	$1,313	$6,774	$307	$176,199	$1,620

There were no securities held to maturity with unrealized losses as of September 30, 2011 and December 31, 2010.

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

The non-Agency CMO portfolio consists of three bonds, one with a balance less than $100 thousand and an insignificant unrealized gain. We performed no additional analysis on this bond. Management has performed analyses on the remaining two bonds. One of the bonds, with a book value of $3.68 million and a fair value of $3.28 million at September 30, 2011, is rated Baa3 by Moody’s and was downgraded on October 5, 2011 to BBB by Fitch. Delinquencies have been fairly low and prepayments have led to increased credit support. The bond is backed by a large pool of loans with a 2004 issue date, 60-plus day delinquencies have been moderate and steady over the life of the bond, credit scores are high and loan-to-value ratios (“LTVs”) are low. The second bond has a book value of $1.84 million and a fair value of $1.74 million. This bond is rated CCC by Fitch and BBB- by S&P. Delinquencies on this bond have generally been fairly low, particularly within our tranche, and prepayments have led to increased credit support. A relatively small loan pool and high average loan size are mitigated by low 60-plus day delinquencies, high credit scores, low LTVs and a 2005 issue date. Our investment advisor has assisted Management in running various cash flow analyses on the bonds to determine the likelihood and amount of a principal loss in the future. For both bonds the likelihood of a loss in excess of our book value was determined to be remote, and any loss produced will not have a material impact on our financial conditions or results of operations.

The ABS portfolio consists of two bonds, one of which, with a book value of $357 thousand and a current market value of $416 thousand, is in an unrealized gain position and, additionally, carries an Agency guarantee. We have performed no further analysis on this bond. The second bond in the ABS portfolio has insurance backing from Ambac. However, because of Ambac’s uncertain financial status, we place no reliance on the insurance wrap in the impairment analysis. The bond is rated CC by Standard & Poor’s and Caa2 by Moody’s. We previously recorded impairment charges on this bond totaling $122 thousand. The book value of the bond, net of the impairment charges, is $956 thousand, and its current market value is $891 thousand. This is the only bond in our bond portfolio with subprime exposure. Principal payments received on the bond during 2011 totaled $179 thousand. We have performed the same analysis on this bond as on our non-Agency CMOs discussed above and consider its additional impairment temporary.

As a member of the FHLB system, we are required to invest in stock of the FHLB of Boston (the “FHLBB”) in an amount determined based on our borrowings from the FHLBB. At September 30, 2011, our investment in FHLBB stock totaled $8.63 million. We received dividend income totaling $6 thousand and $19 thousand during the quarter and nine months ended September 30, 2011, respectively. We received no dividend income on FHLBB stock during 2010.

We do not intend to sell the investment securities that are in an unrealized loss position, and it is unlikely that we will be required to sell the investment securities before recovery of their amortized cost bases, which may be maturity.

Note 3: Loans and the Allowance for Credit Losses

Loans

The composition of the loan portfolio at September 30, 2011 and December 31, 2010 is as follows:

(In thousands)	September 30, 2011	December 31, 2010
Commercial, financial and agricultural	$156,043	$ 112,514
Municipal loans	97,015	67,861
Real estate loans – residential	425,620	422,981
Real estate loans – commercial	310,863	284,296
Real estate loans – construction	12,238	16,420
Installment loans	5,858	6,284
All other loans	439	438
Total loans	$1,008,076	$ 910,794

At September 30, 2011 and December 31, 2010, total loans included $(12) thousand and $80 thousand of net deferred loan origination fees. The aggregate amount of overdrawn deposit balances classified as loan balances was $439 thousand and $437 thousand at September 30, 2011 and December 31, 2010, respectively.

Residential and commercial loans serviced for others at September 30, 2011 and December 31, 2010 amounted to approximately $21.00 million and $19.41 million, respectively.

We primarily originate residential real estate, commercial, commercial real estate, municipal obligations and installment loans to customers throughout the state of Vermont. There are no significant industry concentrations in the loan portfolio. Economic conditions have improved somewhat during 2011, but remain difficult. While continuing to adhere to prudent underwriting standards, we are not immune to some negative consequences arising from overall economic weakness and, in particular, a sharp downturn in the real estate market or business conditions in Vermont.

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

Municipal: Municipal loans primarily consist of shorter term loans issued on a tax-exempt basis which are considered general obligations of the municipality. These loans are generally viewed as lower risk and self-liquidating, as Vermont statutes mandate that a municipality utilize its taxing power to meet its financial obligations. To a lesser extent, we make longer term municipal loans, which are also considered general obligations of the municipality. Most of the longer term loans were originated under the federal Qualified School Construction Bond program. Proceeds are used for the construction, rehabilitation or repair of public school properties, and we receive a federal tax credit in lieu of interest income on these loans.

Real Estate – Residential: Residential real estate loans consist primarily of loans secured by first or second mortgages on primary residences. We originate adjustable-rate and fixed-rate, one- to four-family residential real estate loans for the construction or purchase of a home or refinancing of a mortgage. These loans are collateralized by owner-occupied properties located in our market area. Loans on one- to four-family residential real estate are generally originated in amounts of no more than 80% of the purchase price or appraised value (whichever is lower). Mortgage title insurance and hazard insurance are required.

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

Installment: We offer traditional direct consumer installment loans for various personal needs, including vehicle and boat financing. The vast majority of these loans are secured by a lien on the purchased vehicle and are underwritten using credit scores and income verification. The Bank does not engage in any indirect consumer lending activities.

For purposes of evaluating the adequacy of the allowance for credit losses, we consider a number of significant factors that affect the collectability of the portfolio. For individually evaluated loans, these include estimates of loss exposure, which reflect the facts and circumstances that affect the likelihood of repayment of such loans as of the evaluation date. For homogeneous pools of loans, estimates of our exposure to credit loss reflect a current assessment of a number of factors, which could affect collectability. These factors include: past loss experience, size, trend, composition and nature of loans; changes in lending policies and procedures, including underwriting standards and collection, charge-offs and recoveries; trends experienced in nonperforming and delinquent loans; current economic conditions in our market; the effect of external factors such as competition, legal and regulatory requirements; and the experience, ability, and depth of lending management and staff. In addition, an external loan review firm and various regulatory agencies periodically review our allowance for credit losses.

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

The following table reflects our loan loss experience and activity in the allowance for credit losses for the three months ended September 30, 2011:

(In thousands)	Commercial, financial and agricultural	Municipal	Real estate - residential	Real estate - commercial	Real estate - construction	Installment	All other	Totals
Allowance for credit losses:
Beginning balance	$ 3,122	$ 115	$ 2,563	$ 4,856	$ 193	$ 25	$ 27	$ 10,901
Chargeoffs	(2)	0	(14)	0	(85)	(2)	0	(103)
Recoveries	32	0	2	0	7	0	0	41
Provision	(274)	182	678	(507)	175	0	(4)	250
Ending balance	$ 2,878	$ 297	$ 3,229	$ 4,349	$ 290	$ 23	$ 23	$ 11,089

The following table reflects our loan loss experience and activity in the allowance for credit losses for the nine months ended September 30, 2011:

(In thousands)	Commercial, financial and agricultural	Municipal	Real estate - residential	Real estate - commercial	Real estate - construction	Installment	All other	Totals
Allowance for credit losses:
Beginning balance	$ 2,617	$ 236	$ 2,428	$ 5,143	$ 283	$ 24	$ 23	$ 10,754
Chargeoffs	(79)	0	(63)	(60)	(96)	(10)	0	(308)
Recoveries	76	0	3	43	18	3	0	143
Provision	264	61	861	(777)	85	6	0	500
Ending balance	$ 2,878	$ 297	$ 3,229	$ 4,349	$ 290	$ 23	$ 23	$ 11,089

Ending balance individually evaluated for impairment	$ 39	$ 0	$ 215	$ 0	$ 0	$ 0	$ 0	$ 254
Ending balance collectively evaluated for impairment	2,839	297	3,014	4,349	290	23	23	10,835
Totals	$ 2,878	$ 297	$ 3,229	$ 4,349	$ 290	$ 23	$ 23	$ 11,089

Financing receivables:
Ending balance individually evaluated for impairment	$ 178	$ 0	$ 2,380	$ 294	$ 0	$ 1	$ 0	$ 2,853
Ending balance collectively evaluated for impairment	155,865	97,015	423,240	310,569	12,238	5,857	439	1,005,223
Totals	$156,043	$97,015	$425,620	$310,863	$12,238	$5,858	$439	$1,008,076

Components:

Allowance for loan losses	$ 2,448	$ 295	$ 3,131	$ 4,306	$ 254	$ 23	$ 23	$ 10,480
Reserve for undisbursed lines of credit	430	2	98	43	36	0	0	609
Total allowance for credit losses	$ 2,878	$ 297	$ 3,229	$ 4,349	$ 290	$ 23	$ 23	$ 11,089

Presented below is an aging of past due loans, including nonaccrual loans, by class as of September 30, 2011:

(In thousands)	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Current	Total	Greater Than 90 Days and Accruing

Commercial, financial and agricultural	$ 0	$ 0	$ 8	$ 8	$ 156,035	$ 156,043	$0
Municipal	0	0	0	0	97,015	97,015	0
Real estate – residential:
First mortgage	29	418	1,139	1,586	385,548	387,134	0
Second mortgage	176	0	237	413	38,073	38,486	0
Real estate – commercial:
Owner occupied	52	0	120	172	198,712	198,884	0
Non-owner occupied	0	0	0	0	111,979	111,979	0
Real estate – construction:
Residential	0	0	0	0	1,819	1,819	0
Commercial	0	0	0	0	10,419	10,419	0
Installment	7	0	0	7	5,851	5,858	0
Other	0	0	0	0	439	439	0
Total	$264	$418	$1,504	$2,186	$1,005,890	$1,008,076	$0

Presented below is an aging of past due loans, including nonaccrual loans, by class as of December 31, 2010:

(In thousands)	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Current	Total	Greater Than 90 Days and Accruing

Commercial, financial and agricultural	$ 38	$ 88	$ 169	$ 295	$112,219	$112,514	$ 0
Municipal	0	0	0	0	67,861	67,861	0
Real estate – residential:
First mortgage	0	743	1,461	2,204	378,508	380,712	216
Second mortgage	128	118	491	737	41,532	42,269	168
Real estate – commercial:
Owner occupied	186	0	445	631	125,325	125,956	0
Non-owner occupied	0	21	400	421	157,919	158,340	0
Real estate – construction:
Residential	0	0	0	0	6,287	6,287	0
Commercial	0	167	0	167	9,966	10,133	0
Installment	20	6	0	26	6,258	6,284	0
Other	5	0	0	5	433	438	0
Total	$377	$1,143	$2,966	$4,486	$906,308	$910,794	$384

Impaired loans by class at September 30, 2011 were as follows:

(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded
Commercial, financial and agricultural	$ 168	$1,185	$ 0
Real estate – residential:
First mortgage	1,164	1,438	0
Second mortgage	178	178	0
Real estate – commercial:
Owner occupied	588	588	0
Non-owner occupied	0	70	0
Real estate – construction:
Commercial	0	94	0
Installment	1	22	0
With related allowance recorded
Commercial, financial and agricultural	55	55	39
Real estate – residential:
First mortgage	979	979	212
Second mortgage	59	59	3
Total
Commercial, financial and agricultural	223	1,240	39
Real estate – residential	2,380	2,654	215
Real estate – commercial	588	658	0
Real estate – construction	0	94	0
Installment and other	1	22	0
Total	$3,192	$4,668	$254

Impaired loans by class at December 31, 2010 were as follows:

(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial, financial and agricultural	$ 112	$1,077	$0
Real estate – residential:
First mortgage	1,318	1,636	0
Second mortgage	644	644	0
Real estate – commercial:
Owner occupied	483	490	0
Non-owner occupied	400	640	0
Installment	0	17	0
With related allowance recorded:
Commercial, financial and agricultural	483	483	275
Real estate – residential:
First mortgage	664	664	58
Total:
Commercial, financial and agricultural	595	1,560	275
Real estate – residential	2,626	2,944	58
Real estate – commercial	883	1,130	0
Installment	0	17	0
Total	$4,104	$5,651	$333

The average recorded investment and interest income recognized for the three and nine months ended September 30, 2011 were as follows:

(In thousands)	Three Months		Nine Months
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Commercial, financial and agricultural	$ 138	$0	$ 170	$ 0
Real estate – residential:
First mortgage	1,412	3	1,257	9
Second mortgage	221	0	369	1
Real estate – commercial:
Owner occupied	510	0	486	0
Non-owner occupied	120	0	86	0
Real estate – construction:
Commercial	105	0	142	0
Installment	1	0	3	0
With related allowance recorded
Commercial, financial and agricultural	138	0	306	0
Real estate – residential:
First mortgage	997	0	751	0
Second mortgage	59	0	26	0
Real estate – commercial:
Non-owner occupied	0	0	61	0
Total
Commercial, financial and agricultural	276	0	476	0
Real estate – residential	2,689	3	2,403	10
Real estate – commercial	630	0	633	0
Real estate – construction	105	0	142	0
Installment and other	1	0	3	0
Total	$3,701	$3	$3,657	$10

Impaired loans at September 30, 2011 consist primarily of residential real estate loans. Total impaired loans totaled $3.19 million and $4.10 million at September 30, 2011 and December 31, 2010, respectively. At September 30, 2011, $1.09 million of the impaired loans had a specific reserve allocation of $254 thousand, and $2.10 million of the impaired loans had no specific reserve allocation. At December 31, 2010, $1.15 million of the impaired loans had a specific reserve allocation of $333 thousand, and $2.96 million of the impaired loans had no specific reserve allocation. We recorded interest income on impaired loans of approximately $3 thousand and $10 thousand during the three and nine months ended September 30, 2011, respectively. No interest was recorded on a cash basis during the period the loans were impaired. The average balance of impaired loans was $3.70 million and $3.66 million during the three and nine months ended September 30, 2011, respectively.

Nonperforming loans at September 30, 2011 and December 31, 2010 were as follows:

(In thousands)	September 30, 2011	December 31, 2010
Nonaccrual loans	$2,687	$3,171
Troubled debt restructured loans (“TDRs”)	505	549
Loans greater than 90 days and accruing	0	384
Total nonperforming loans	$3,192	$4,104

Of the total TDRs in the table above, $218 thousand at September 30, 2011 and $146 thousand at December 31, 2010, are nonaccruing.

As a result of adopting the amendments in Accounting Standards Update (“ASU”) 2011-02, we have reassessed all restructurings that occurred on or after January 1, 2011 for identification as troubled debt restructurings. We did not identify as TDR any loans for which the allowance for credit losses had been measured under a general allowance for credit losses methodology. The loans in the table below are considered impaired under the guidance in Section 310-10-35. Included in the total TDR’s of $505 thousand at September 30, 2011 are $349 thousand which were restructured prior to January 1, 2011.

Presented below is a summary of our restructurings during the periods indicated:

	Three months ended September 30, 2011			Nine months ended September 30, 2011
(Dollars in thousands)	Number of loans	Pre- modification Outstanding Recorded Investment	Post- modification Outstanding Recorded Investment	Number of loans	Pre- modification Outstanding Recorded Investment	Post- modification Outstanding Recorded Investment
Real estate – residential:
First mortgage	1	$105	$104	2	$158	$156

The loans in the table above were classified as TDRs because the borrowers demonstrated cash flow insufficient to service their debt, as well as an inability to obtain funds at market rates from other sources. Modifications consisted of lower interest rates and more favorable payment terms. There were no TDR’s restructured within the past twelve months that have defaulted.

TDRs consist of six residential real estate loans at September 30, 2011. All six borrowers experienced financial difficulties that led to the restructure. At the time of restructure five were in payment default and all six demonstrated cash flow insufficient to service their debt as well as an inability to obtain funds at market rates from other sources. At September 30, 2011, four of the restructured loans were performing in accordance with modified agreements, while two loans totaling $63 thousand were in default and had been placed in nonaccruing with foreclosure proceedings in process. At September 30, 2011, $287 thousand of the TDRs was accruing and $218 was in nonaccrual. There were no commitments to lend additional funds to borrowers whose loans have been modified in a troubled debt restructuring at September 30, 2011. We had no commitments to lend additional funds to borrowers whose loans were in nonaccrual status or to borrowers whose loans were 90 days past due and still accruing.

We had $340 thousand in OREO at September 30, 2011, compared with $191 thousand at December 31, 2010 and zero at June 30, 2011. Loans associated with three borrowers were put into OREO during the third quarter of 2011. Two are residential borrowers and one is a commercial borrower.

Nonaccrual loans by class as of September 30, 2011 and December 31, 2010 were as follows:

(In thousands)	September 30, 2011	December 31, 2010
Commercial, financial and agricultural	$ 223	$ 595
Real estate - residential:
First mortgage	1,639	1,340
Second mortgage	237	391
Real estate - commercial:
Owner occupied	587	445
Non owner occupied	0	400
Installment	1	0
Nonaccrual non-TDR loans	$2,687	$3,171
Nonaccruing TDR’s
Real estate – residential:
First mortgage	218	146
Total nonaccrual loans	$2,905	$3,317

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

Pass rated loans exhibit acceptable risk to the Bank in terms of financial capacity to repay their loans and possess acceptable fallback repayment sources, typically collateral and personal guarantees. These loans are subject to a formal annual review process; additionally, Management reviews the risk rating at the time of any late payments, overdrafts or other sign of deterioration in the interim.

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

Substandard loans reflect well-defined weaknesses in the current repayment capacity, collateral or net worth of the borrower with the possibility of some loss to the Bank if these weaknesses are not corrected. Action plans are required for these loans to address inherent weakness in the credit and are formally reviewed periodically.

Below is a summary of loans by credit quality indicator as of September 30, 2011:

(In thousands)	Unrated Residential and Consumer	Pass	Pass- Watch	Special Mention	Sub- Standard	Total
Commercial, financial and agricultural	$ 3	$139,225	$15,334	$ 588	$ 893	$ 156,043
Municipal	0	97,015	0	0	0	97,015
Real estate – residential:
First mortgage	365,351	17,841	1,538	696	1,708	387,134
Second mortgage	38,209	40	0	0	237	38,486
Real estate – commercial:
Owner occupied	0	164,385	20,306	5,281	8,912	198,884
Non-owner occupied	0	99,758	8,345	1,879	1,997	111,979
Real estate – construction:
Residential	24	1,795	0	0	0	1,819
Commercial	87	9,139	577	0	616	10,419
Installment	5,858	0	0	0	0	5,858
All other loans	439	0	0	0	0	439
Total	$409,971	$529,198	$46,100	$8,444	$14,363	$1,008,076

Below is a summary of loans by credit quality indicator as of December 31, 2010:

(In thousands)	Unrated Residential and Consumer	Pass	Pass- Watch	Special Mention	Sub- Standard	Total
Commercial, financial and agricultural	$ 0	$103,384	$ 5,271	$ 2,038	$ 1,821	$112,514
Municipal	0	67,861	0	0	0	67,861
Real estate – residential:
First mortgage	380,712	0	0	0	0	380,712
Second mortgage	42,269	0	0	0	0	42,269
Real estate – commercial:
Owner occupied	0	95,705	14,732	4,601	10,918	125,956
Non-owner occupied	0	120,491	26,735	4,604	6,510	158,340
Real estate – construction:
Residential	0	3,568	1,562	1,157	0	6,287
Commercial	0	9,015	186	629	303	10,133
Installment	6,284	0	0	0	0	6,284
All other loans	270	0	0	168	0	438
Total	$429,535	$400,024	$48,486	$13,197	$19,552	$910,794

The amount of interest which was not earned, but which would have been earned had our nonaccrual and restructured loans performed in accordance with their original terms and conditions, was approximately $49 thousand and $157 thousand for the three and nine months ended September 30, 2011.

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

The table below presents the balance of financial assets and liabilities at September 30, 2011 and December 31, 2010 measured at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of September 30, 2011
U.S. Treasury Obligations	$ 250	$0	$ 250	$0
U.S. Agency Obligations	80,805	0	80,805	0
FHLB Obligations	17,113	0	17,113	0
Agency MBSs	154,062	0	154,062	0
Agency CMOs	159,332	0	159,332	0
Non-Agency CMOs	5,069	0	5,069	0
ABSs	1,308	0	1,308	0
Interest rate swaps	(1,530)	0	(1,530)	0
Total	$416,409	$0	$416,409	$0

As of December 31, 2010
U.S. Treasury Obligations	$ 250	$0	$ 250	$0
U.S. Agency Obligations	47,788	0	47,788	0
FHLB Obligations	11,457	0	11,457	0
Agency MBSs	174,907	0	174,907	0
Agency CMOs	224,268	0	224,268	0
Non-Agency CMOs	5,852	0	5,852	0
ABSs	1,440	0	1,440	0
Interest rate swaps	(1,218)	0	(1,218)	0
Total	$464,744	$0	$464,744	$0

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

Certain assets are also measured at fair value on a non-recurring basis. These other financial assets include impaired loans and OREO. The table below presents the balance of financial assets at September 30, 2011 measured at fair value on a nonrecurring basis:

		Fair Value Measurements at Reporting Date Using
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
OREO	$ 340	$0	$0	$ 340
Impaired loans	3,192	0	0	3,192
Total	$3,532	$0	$0	$3,532

Presented below is a roll forward of assets measured at fair value using significant unobservable inputs (Level 3) as of September 30, 2011:

	Impaired loans
(In thousands)	Commercial, financial and agricultural	Real estate - residential	Real estate - commercial	Real estate - construction	Installment	OREO	Total
Beginning Balance	$595	$2,665	$844	$ 0	$ 0	$ 191	$ 4,295
Transfers into Level 3	302	956	529	169	13	50	2,019
Transfers out of Level 3	0	(558)	(307)	0	0	0	(865)
Transfer from impaired loans to OREO	(28)	(189)	0	(73)	0	290	0
Payments	(567)	(431)	(418)	0	(2)	0	(1,418)
Charge-offs	(79)	(63)	(60)	(96)	(10)	0	(308)
Sales/expense recoveries	0	0	0	0	0	(191)	(191)
Ending Balance	$223	$2,380	$588	$ 0	$ 1	$ 340	$ 3,532

Transfers into Level 3 represent loans that have been placed on non-accruing status. Transfers out of Level 3 represent loans that have been returned to accruing status. The OREO balance of $340 thousand consists of $28 thousand in Commercial, financial and agricultural; $239 thousand in Real estate-residential; and $73 thousand in Real estate-construction.

In accordance with the provisions of FASB ASC Subtopic 310-10-35, “Accounting by Creditors for Impairment of a Loan – an amendment of FASB Statements No. 5 and 15,” we had collateral dependent impaired loans with a carrying value of approximately $1.09 million, which had specific reserves included in the allowance for loan losses of $254 thousand at September 30, 2011.

We use the fair value of underlying collateral to estimate the specific reserves for collateral dependent impaired loans. Collateral may be real estate and/or business assets including equipment, inventory and accounts receivable. Real estate values are determined based on appraisals by qualified licensed appraisers we have hired. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Management’s ongoing review of appraisal information may result in additional discounts or adjustments to valuation based upon more recent market sales activity or more current appraisal information derived from properties of similar type and/or locale. Other business assets are valued using a variety of approaches including appraisals, depreciated book value, purchase price and independent confirmation of accounts receivable. OREO in the table above consists of property acquired through foreclosures and settlements of loans. Property acquired is carried at the lower of cost or the estimated fair value of the property, determined by an independent appraisal, and is adjusted for estimated disposal costs. Certain inputs used in appraisals, and possible subsequent adjustments, are not always observable, and therefore, collateral dependent impaired loans and OREO are categorized as Level 3 within the fair value hierarchy.

FASB ASC Subtopic 820-10-50, “Disclosures about Fair Value of Financial Instruments,” as amended, requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring or nonrecurring basis. The methodologies for estimating the fair value of financial assets and financial liabilities that are measured at fair value on a recurring or non-recurring basis are discussed above. The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents and the FHLBB stock approximate fair value. The methodologies for other financial assets and financial liabilities are discussed below.

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

Interest rate swap - The interest rate swaps are reported at their fair value of $(1.53) million and $(1.22) million as of September 30, 2011 and December 31, 2010, respectively, utilizing Level 2 inputs from third parties. The fair value of our interest rate swaps are determined using prices obtained from a third party advisor. The fair value measurement of the interest rate swap is determined by netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on the expectation of future interest rates derived from observed market interest rate curves.

Commitments to extend credit and standby letters of credit - The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of financial standby letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties. The fair value of commitments to extend credit and standby letters of credit was approximately $44 thousand and $40 thousand as of September 30, 2011 and December 31, 2010, respectively.

The fair value of our financial instruments as of September 30, 2011 and December 31, 2010 are summarized in the table below:

	September 30, 2011		December 31, 2010
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Securities available for sale	$ 417,940	$ 417,940	$ 465,962	$ 465,962
Securities held to maturity	603	671	794	882
FHLBB stock	8,630	8,630	8,630	8,630
Loans, net of the allowance for loan losses	997,596	1,023,871	900,659	913,882
Accrued interest receivable	4,718	4,718	4,992	4,992
Total assets	$1,429,487	$1,455,830	$1,381,037	$1,394,348

Deposits	$1,165,559	$1,168,948	$1,092,196	$1,094,455
Securities sold under agreement to repurchase and other short-term borrowings	225,351	226,287	227,657	228,109
Securities sold under agreement to repurchase and other long-term borrowings	22,581	23,826	38,639	39,574
Junior subordinated debentures issued to unconsolidated subsidiary trust	20,619	14,979	20,619	14,413
Accrued interest payable	286	286	377	377
Total liabilities	$1,434,396	$1,434,326	$1,379,488	$1,376,928

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

The following table summarizes the components of net periodic benefit costs for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2011	2010	2011	2010
Interest Cost	$ 122	$ 121	$ 366	$ 362
Service cost	14	14	42	41
Expected return on Plan assets	(156)	(150)	(468)	(450)
Amortization of net loss	70	60	210	181
Net periodic benefit cost	$ 50	$ 45	$ 150	$ 134

We do not expect to make a contribution to the pension plan during 2011.

Our Pension Plan Investment Policy Statement sets forth the investment objectives and constraints of the Plan. The purpose of the policy is to assist our Retirement Plan Committee in effectively supervising, monitoring and evaluating the investments of the Plan.

Note 6: Earnings Per Share

The following table presents reconciliations of the calculations of basic and diluted earnings per common share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands except per share data)	2011	2010	2011	2010
Net income	$4,181	$4,502	$10,911	$12,917
Weighted average common shares outstanding	6,221	6,172	6,206	6,162
Dilutive effect of common stock equivalents	10	4	7	1
Weighted average common and common equivalent shares outstanding	6,231	6,176	6,213	6,163
Basic earnings per common share	$ 0.67	$ 0.73	$ 1.76	$ 2.10
Diluted earnings per common share	$ 0.67	$ 0.73	$ 1.76	$ 2.10

Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding for the three and nine months ended September 30, 2011 and 2010. For the three and nine months ended September 30, 2011 and 2010, there were average stock options outstanding of 10,000, which were not considered in the calculation of diluted earnings per share because the stock options’ exercise price was greater than the average market price during these periods.

Note 7: Stock Repurchase Program

We extended, through January 2012, our stock buyback program, originally adopted in January 2007. Under the program we may repurchase up to 200,000 shares of our common stock on the open market from time to time, and have purchased 143,475 shares at an average price per share of $22.94 since the program’s adoption. We did not repurchase any of our shares during 2010 or during the first nine months of 2011, and do not expect to repurchase shares in the near future.

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

We do not issue any guarantees that would require liability recognition or disclosure, other than our standby letters of credit. Standby letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party. Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit totaled approximately $4.35 million at September 30, 2011 and represent the maximum potential future payments we could be required to make. Typically, these instruments have terms of 12 months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit for on-balance sheet instruments. Our policies governing loan collateral apply to standby letters of credit at the time of credit extension. Loan-to-value ratios are generally consistent with loan-to-value requirements for other commercial loans secured by similar types of collateral. The fair value of our standby letters of credit at September 30, 2011 was insignificant.

We are involved in routine legal proceedings that occur in the ordinary course of business, which, individually and in the aggregate, are believed by Management to be immaterial to our financial condition and results of operations.

Note 9: Recent Accounting Pronouncements

In September 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-09, “Compensation – Retirement Benefits – Multiemployer Plans (Subtopic 715-80): Disclosures about an Employer’s Participation in a Multiemployer Plan.” This ASU requires additional disclosures about employers’ participation in multiemployer pension plans including information about the plan’s funded status if it is readily available. The ASU is effective for annual periods for fiscal years ending after December 15, 2011 and December 15, 2012 for public and nonpublic entities, respectively. Early application is permitted. An entity is required to apply the ASU retrospectively for all periods presented. We have determined that this update will not have an impact on our financial condition or results of operations.

In September 2011, the FASB issued ASU 2011-08, “Intangibles – Goodwill and Other (Topic 350): Intangibles Testing Goodwill for Impairment.” This ASU permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If an entity concludes it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it need not perform the two-step impairment test. The ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. We do not expect that this update will have a material impact on our financial condition or results of operations.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220) - Presentation of Comprehensive Income.” The main provisions of ASU 2011-05 require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 is effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011. We are assessing the impact of ASU 2011-05 on our comprehensive income presentation.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820) - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” The amendments in this ASU change the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The amendments clarify the Board’s intent about the application of existing fair value measurement and disclosure requirements. The amendments in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. We do not expect that this guidance will have a material impact on our financial condition or results of operations.

In April 2011, the FASB issued ASU No. 2011-03, “Transfers and Servicing (Topic 860) - Reconsideration of Effective Control for Repurchase Agreement.” ASU 2011-03 removes from the assessment of effective control the criterion relating to the transferor’s ability to repurchase or redeem financial assets on substantially the agreed terms, even in the event of default by the transferee. ASU 2011-03 is effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. We are assessing the impact of ASU 2011-03 on our financial condition, results of operations, and disclosures.

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

In several places net interest income is presented on a fully taxable equivalent basis. Specifically included in interest income is tax-exempt interest income from certain tax-exempt loans. An amount equal to the tax benefit derived from this tax exempt income is added back to the interest income total, to produce net interest income on a fully taxable equivalent basis. We believe the disclosure of tax-equivalent net interest income information improves the clarity of financial analysis, and is particularly useful to investors in understanding and evaluating the changes and trends in our results of operations. Other financial institutions commonly present net interest income on a tax-equivalent basis. This adjustment is considered helpful in the comparison of one financial institution’s net interest income to that of another, as each will have a different proportion of tax-exempt interest from its earning assets. Moreover, net interest income is a component of a second financial measure commonly used by financial institutions, net interest margin, which is the ratio of net interest income to average earning assets. For purposes of this measure as well, other financial institutions generally use tax-equivalent net interest income to provide a better basis of comparison from institution to institution. We follow these practices. A reconciliation of tax-equivalent financial information to our consolidated financial statements prepared in accordance with GAAP appears at the bottom of the table entitled “Average Balance Sheets and Average Rates.” A 35.0% tax rate was used in both 2011 and 2010.

General

All adjustments necessary for a fair presentation of our interim consolidated financial statements as of September 30, 2011, and for the three and nine months ended September 30, 2011 and 2010 have been included. The information was prepared from our unaudited financial statements and financial statements of our subsidiaries, Merchants Bank (the “Bank”) and MBVT Statutory Trust I.

Impact of Hurricane Irene

The state of Vermont, where all of our branches and most of our customers reside, was impacted by flooding in the aftermath of Hurricane Irene in August of this year. Our branch in Wilmington, Vermont was rendered non-operational as a result of the flooding and we have since relocated that facility to another location within the town of Wilmington. Insurance proceeds and the proceeds from the pending sale of the original location are expected to more than cover all physical damages caused by the hurricane. We are actively monitoring our customers to determine the full impact of the flooding and have considered the impact of the hurricane on our loan customers within the qualitative factors of our Allowance for Loan Losses.

Results of Operations

Overview

Net income was $4.18 million and $10.91 million for the quarter and nine months ended September 30, 2011, respectively, compared to $4.50 million and $12.92 million for the same periods in 2010. The return on average assets was 1.11% and 0.98% for the quarter and nine months ended September 30, 2011, respectively, compared to 1.25% and 1.21% for the same periods in 2010. The return on average equity was 15.84% and 14.23% for the quarter and nine months ended September 30, 2011, respectively, compared to 18.46% and 18.22% for the same periods in 2010.

The following were the major factors contributing to our results for the quarter and nine months ended September 30, 2011 compared to the same periods in 2010:

•

Net interest income on a fully taxable equivalent (“FTE”) basis was $457 thousand higher for the third quarter of 2011, compared to the same period in 2010, and was $253 thousand higher for the first nine months of 2011, compared to 2010;

•

We recorded a $250 thousand provision for credit losses during the third quarter of 2011 and $500 thousand for the first nine months of 2011, compared to a negative provision of $400 thousand for the third quarter of 2010 and a provision of $200 thousand for the first nine months of 2010;

•

We recognized $920 thousand and $1.05 million in net pre-tax security gains for the quarter and nine months ended September 30, 2011, respectively, compared to $685 thousand and $1.90 million for the same periods in 2010;

•

We incurred an $861 thousand prepayment penalty as a result of prepaying long-term debt during the third quarter of 2011. There were no prepayment penalties incurred during the first nine months of 2010;

•

Service charges on deposits were $1.16 million and $3.20 million for the quarter and nine months ended September 30, 2011, respectively, a decrease of $58 thousand and $658 thousand, compared to the same periods in 2010. This decrease is a result of reduced overdraft fee income resulting from legislative changes that went into effect August 15, 2010;

•

We booked net expenses pertaining to OREO property during the third quarter and first nine months of 2011 totaling $47 thousand and $128 thousand, respectively, compared to expenses of $91 thousand and expense recoveries of $(299) thousand for the same periods in 2010;

•

Loans ended the quarter at $1.01 billion, a $97.28 million increase over year-end balances of $910.79 million;

•

Total deposits ended the quarter at $1.17 billion, an increase of $73.36 million over year end deposit balances.

Net Interest Income

This discussion should be read in conjunction with the tables on the following three pages. Our taxable equivalent net interest income was $13.27 million and $38.38 million for the quarter and nine months ended September 30, 2011, respectively, compared to $12.82 million and $38.13 million for the same periods in 2010. Our taxable equivalent net interest margin decreased 9 basis points to 3.61% for the third quarter of 2011, compared to 3.70% for the same period in 2010, and decreased 19 basis points to 3.56% for the nine months ended September 30, 2011, compared to 3.75% for the same period in 2010. The growth in earning assets has helped to offset the decrease in average yields on interest earning assets and mitigate margin compression. We continue to look for opportunities to decrease the cost of our interest bearing liabilities, but those opportunities have been reduced.

The average rate on interest earning assets grew through the first half of 2011, but started to decrease during the third quarter. The average yield on our investment portfolio has increased steadily throughout 2011 both because we have reduced our premium exposure during 2011 by selling many of our CMOs purchased at a premium, and because prepayment speeds on the mortgage related investments in our portfolio have slowed since the beginning of the year. These changes have helped to offset the effect of reinvesting cash flows at much lower rates. Average investments decreased to $375.07 million for the third quarter of 2011, compared to $452.31 million for the second quarter of 2011 and $483.68 million for the fourth quarter of 2010. We sold $55.00 million in securities during the third quarter of 2011; some of the securities were sold to reduce our exposure to premium write-off and some were sold to lock in gains on faster paying mortgage-backed securities. We have been very active in the investment portfolio during the third quarter of 2011 in an effort to keep our excess cash invested. Average loans have increased during the course of the year to a record $1.01 billion for the third quarter of 2011, compared to $905.05 million for the fourth quarter of 2010; however the average yield has declined steadily during 2011 to 4.79% for the third quarter, compared to 5.16% for the fourth quarter of 2010, a result of the sustained low interest rate environment. Overall interest rates continue to remain at historic lows.

We continued to reduce our average cost of interest-bearing liabilities during the third quarter of 2011. The average cost of interest-bearing liabilities decreased to 0.69% for the third quarter of 2011, compared to 0.83% for the fourth quarter of 2010 and 0.91% for the third quarter of 2010. We prepaid a total of $16.00 million in long-term debt during the third quarter of 2011 at an average rate of 2.92%. These prepayments, combined with the $46.50 million in long-term securities sold under agreements to repurchase at an average rate of 3.74% that we prepaid during the fourth quarter of 2010, have contributed to the reduction in the cost of borrowed funds.

The following tables attribute changes in our net interest income (on a fully taxable equivalent basis) to changes in either average balances or average rates for the three and nine months ended September 30, 2011. Changes due to both interest rate and volume have been allocated to change due to volume and change due to rate in proportion to the relationship of the absolute dollar amounts of the change in each category:

	Three Months Ended			Due to
(In thousands)	September 30, 2011	September 30, 2010	Increase (Decrease)	Volume	Rate
Fully taxable equivalent interest income:
Loans	$12,170	$11,970	$ 200	$1,119	$(919)
Investments	3,187	3,562	(375)	(414)	39
Interest earning deposits with banks and other short-term investments	37	23	14	26	(12)
Total interest income	15,394	15,555	(161)	(731)	(892)
Less interest expense:
Savings, interest bearing checking and money market accounts	298	358	(60)	28	(88)
Time deposits	813	994	(181)	(40)	(141)
Securities sold under agreements to repurchase, short-term	488	374	114	113	1
Securities sold under agreement to repurchase, long term	30	500	(470)	(389)	(81)
Other long-term debt	193	216	(23)	0	(23)
Junior subordinated debentures issued to unconsolidated subsidiary trust	299	297	2	0	2
Total interest expense	2,121	2,739	(618)	(288)	(330)
Net interest income	$13,273	$12,816	$ 457	$1,019	$(562)

	Nine Months Ended			Due to
(In thousands)	September 30, 2011	September 30, 2010	Increase (Decrease)	Volume	Rate
Fully taxable equivalent interest income:
Loans	$35,226	$35,471	$ (245)	$ 1,562	$(1,807)
Investments	9,717	11,115	(1,398)	277	(1,675)
Interest earning deposits with banks and other short-term investments	81	68	13	55	(42)
Total interest income	45,024	46,654	(1,630)	1,894	(3,524)
Less interest expense:
Savings, interest bearing checking and money market accounts	914	1,116	(202)	103	(305)
Time deposits	2,529	3,222	(693)	(142)	(551)
FHLBB and other short-term borrowings	1	2	(1)	0	(1)
Securities sold under agreements to repurchase, short-term	1,541	1,162	379	341	38
Securities sold under agreement to repurchase, long term	141	1,484	(1,343)	(1,105)	(238)
Other long-term debt	620	645	(25)	(23)	(2)
Junior subordinated debentures issued to unconsolidated subsidiary trust	893	891	2	0	2
Total interest expense	6,639	8,522	(1,883)	(826)	(1,057)
Net interest income	$38,385	$38,132	$ 253	$ 2,720	$(2,467)

The following tables set forth certain information regarding net interest margin for the three and nine months ended September 30, 2011 and 2010. For the periods indicated, the total dollar amount of interest income from average earning assets and the resultant yields, as well as the interest expense on average interest bearing liabilities, are expressed both in dollars and rates, and on a taxable equivalent basis.

Merchants Bancshares, Inc.

Average Balance Sheets and Average Rates

(Unaudited)

	Three Months Ended
	September 30, 2011			September 30, 2010
(In thousands, fully taxable equivalent)	Average Balance	Interest Income/ Expense	Average Rate	Average Balance	Interest Income/ Expense	Average Rate
ASSETS:
Loans, including fees on loans (a)(c)	$1,007,240	$12,170	4.79%	$ 917,682	$11,970	5.17%
Investments (b)	375,065	3,187	3.37%	425,036	3,562	3.33%
Interest-earning deposits with banks and other short-term investments	76,887	37	0.19%	29,683	23	0.31%
Total interest earning assets	1,459,192	$15,394	4.19%	1,372,401	$15,555	4.50%
Allowance for loan losses	(10,550)			(10,461)
Cash and cash equivalents	10,389			30,123
Bank premises and equipment, net	14,200			13,578
Other assets	29,961			31,062
Total assets	$1,503,192			$1,436,703

LIABILITIES AND SHAREHOLDERS' EQUITY:
Interest-bearing deposits:
Savings, interest bearing checking and money market accounts	$ 600,639	$ 298	0.20%	$ 553,625	$ 358	0.26%
Time deposits	355,007	813	0.91%	370,532	994	1.06%
Total interest bearing deposits	955,646	1,111	0.46%	924,157	1,352	0.58%
FHLBB and other short-term borrowings	1,592	0	0.00%	1,695	0	0.00%
Securities sold under agreements to repurchase, short-term	207,037	488	0.94%	159,043	374	0.93%
Securities sold under agreements to repurchase, long-term	3,995	30	2.97%	54,000	500	3.67%
Other long-term debt	27,763	193	2.75%	31,165	216	2.75%
Junior subordinated debentures issued to unconsolidated subsidiary trust	20,619	299	5.86%	20,619	297	5.81%
Total borrowed funds	261,006	1,010	1.54%	266,522	1,387	2.06%
Total interest bearing liabilities	1,216,652	$ 2,121	0.69%	1,190,679	$ 2,739	0.91%
Noninterest bearing deposits	171,648			135,434
Other liabilities	9,341			13,061
Shareholders' equity	105,551			97,529
Total liabilities and shareholders' equity	$1,503,192			$1,436,703

Net interest earning assets	$ 242,540			$ 181,722

Net interest income (fully taxable equivalent)		$13,273			$12,816
Tax equivalent adjustment		(529)			(386)
Net interest income		$12,744			$12,430

Net interest rate spread			3.50%			3.58%

Net interest margin			3.61%			3.70%

(a)

Includes principal balance of non-accrual loans and fees on loans.

(b)

Available for sale securities and held to maturity securities are included at amortized cost. Includes FHLBB stock.

(c)

Tax exempt interest has been converted to a tax equivalent basis using the Federal tax rate of 35%.

Merchants Bancshares, Inc.

Average Balance Sheets and Average Rates

(Unaudited)

	Nine Months Ended
	September 30, 2011			September 30, 2010
(In thousands, fully taxable equivalent)	Average Balance	Interest Income/ Expense	Average Rate	Average Balance	Interest Income/ Expense	Average Rate
ASSETS:
Loans, including fees on loans (a)(c)	$ 956,478	$35,226	4.92%	$ 914,828	$35,471	5.18%
Investments (b)	432,034	9,717	3.01%	421,348	11,115	3.53%
Interest-earning deposits with banks and other short-term investments	53,020	81	0.20%	23,933	68	0.38%
Total interest earning assets	1,441,532	$45,024	4.18%	1,360,109	$46,654	4.59%
Allowance for loan losses	(10,380)			(10,586)
Cash and cash equivalents	12,114			27,111
Bank premises and equipment, net	14,241			13,400
Other assets	31,049			31,839
Total assets	$1,488,556			$1,421,873

LIABILITIES AND SHAREHOLDERS' EQUITY:
Interest-bearing deposits:
Savings, interest bearing checking and money market accounts	$ 591,575	$ 914	0.21%	$ 541,053	$ 1,116	0.28%
Time deposits	360,549	2,529	0.94%	377,766	3,222	1.14%
Total interest bearing deposits	952,124	3,443	0.48%	918,819	4,338	0.63%
FHLBB and other short-term borrowings	2,272	1	0.06%	2,469	2	0.13%
Securities sold under agreements to repurchase, short-term	210,708	1,541	0.98%	162,103	1,162	0.96%
Securities sold under agreements to repurchase, long-term	6,319	141	2.98%	54,000	1,484	3.67%
Other long-term debt	29,987	620	2.76%	31,190	645	2.77%
Junior subordinated debentures issued to unconsolidated subsidiary trust	20,619	893	5.89%	20,619	891	5.87%
Total borrowed funds	269,905	3,196	1.58%	270,380	4,184	2.07%
Total interest bearing liabilities	1,222,029	$ 6,639	0.73%	1,189,199	$ 8,522	0.96%
Noninterest bearing deposits	153,731			125,489
Other liabilities	10,535			12,654
Shareholders' equity	102,261			94,530
Total liabilities and shareholders' equity	$1,488,556			$1,421,873

Net interest earning assets	$ 219,503			$ 170,910

Net interest income (fully taxable equivalent)		$38,385			$38,132
Tax equivalent adjustment		(1,396)			(796)
Net interest income		$36,989			$37,336

Net interest rate spread			3.45%			3.63%

Net interest margin			3.56%			3.75%

(a)

Includes principal balance of non-accrual loans and fees on loans.

(b)

Available for sale securities and held to maturity securities are included at amortized cost. Includes FHLBB stock.

(c)

Tax exempt interest has been converted to a tax equivalent basis using the Federal tax rate of 35%.

Provision for Credit Losses (“Provision”): We recorded a provision for credit losses of $250 thousand and $500 thousand for the three and nine months ended September 30, 2011, respectively, compared to a negative provision of $400 thousand and a provision of $200 thousand for the quarter and nine months ended September 30, 2010, respectively. Although asset quality remains high, our continued strong loan growth during the third quarter of 2011 led to the need for a provision during the quarter. Our non-performing asset totals increased slightly during the quarter to $3.53 million at September 30, 2011, compared to $3.44 million at June 30, 2011. Nonperforming assets at September 30, 2011 decreased when compared to year-end 2010 balances of $4.30 million. Additionally, accruing substandard loans decreased to $12.25 million at September 30, 2011 from $17.01 million at June 30, 2011 and $18.07 million at December 31, 2010. Approximately $403 thousand in non-accruing loans carry some form of government guarantee. All of these factors are taken into consideration during Management’s quarterly review of the allowance for credit losses which we continue to deem reasonable at September 30, 2011. See “Credit Quality and the Allowance for Credit Losses” for additional information on the provision, the allowance for credit losses and the allowance for loan losses.

Noninterest Income: Total noninterest income increased to $3.41 million for the quarter ended September 30, 2011, compared to $3.03 million for the same period in 2010 and decreased to $8.07 million for the nine months ended September 30, 2011, compared to $9.09 million for the same periods in 2010. Excluding net gains (losses) on security sales and other-than-temporary impairment losses, noninterest income increased $63 thousand to $2.49 million for the third quarter of 2011, compared to $2.43 million for the same period in 2010; and decreased $344 thousand to $7.02 million for the first nine months of 2011, compared to the first nine months of 2010. The increase for the third quarter of 2011 is primarily a result of an increase in Trust division income while the year–to-date decrease is primarily a result of reductions in overdraft fee revenue attributable to legislative changes that went into effect on August 15, 2010. Net overdraft fee revenue was $936 thousand and $2.55 million for the quarter and nine months ended September 30, 2011, compared to $1.00 million and $3.20 million for the same periods in 2010. Trust division income continued to grow during 2011 and increased to $639 thousand and $1.89 million for the quarter and nine months ended September 30, 2011, compared to $539 thousand and $1.59 million for the same periods in 2010. The portion of the Dodd-Frank Act that authorized the Board of Governors of the Federal Reserve System (“FRB”) to regulate debit card interchange fees went into effect during the third quarter of 2011. This legislation is aimed at banks with assets of $10 billion and greater and as a result has not had an impact on our net debit card fees. Other categories of noninterest income were generally flat for 2011, compared to 2010.

Noninterest Expense: Total noninterest expense was $11.05 million and $31.36 million for the quarter and nine months ended September 30, 2011, respectively, compared to $10.00 million and $29.09 million for the same periods in 2010. There were several factors that combined to produce the changes. We prepaid a total of $16.00 million in long-term debt during the third quarter of 2011 and incurred prepayment penalties of $861 thousand. There were no prepayment penalties incurred during the first nine months of 2010. Absent the prepayment penalty, total noninterest expense was $181 thousand higher for the third quarter of 2011, compared to the same period in 2010, and was $1.41 million higher for the first nine months of 2011, compared to the same period in 2010. Compensation and benefits were $5.25 million and $15.54 million for the quarter and nine months ended September 30, 2011, respectively, compared to $5.14 million and $15.12 million for the same periods in 2010. Normal salary increases were offset, in part, by a decreased projected incentive payment for 2011, compared to 2010. Occupancy and Equipment expenses were $1.78 million and $5.38 million for the quarter and nine months ended September 30, 2011, respectively, compared to $1.66 million and $4.89 million for the same periods in 2010. This increase is primarily a result of capital investments which we expect will provide us with additional operating efficiencies and revenue enhancement opportunities. Legal and professional fees were $721 thousand and $2.10 million for the quarter and nine months ended September 30, 2011, respectively, compared to $596 thousand and $1.85 million for the same periods in 2010. We have hired consultants to help us explore opportunities for improved operating efficiencies. We expect to recover some of these costs over time. Additionally, marketing expenses were $475 thousand and $1.26 million for the quarter and nine months ended September 30, 2011, respectively, compared to $332 thousand and $1.01 million for the same periods in 2010, a result of continued development of our “Vermont Matters” outreach campaign. State franchise taxes have increased slightly due to the increase in deposit balances. FDIC insurance expense for the third quarter of 2011 was $194 thousand, compared to $345 thousand for the same period in 2010; a result of the new deposit insurance assessment rules that went into effect on April 1, 2011. During the first quarter of 2010 we booked expense recoveries and gains related to the sale of OREO properties totaling $318 thousand. This gain resulted in a negative OREO expense for the nine months ended September 30, 2010 of $(299) thousand compared to expenses of $128 thousand for the nine months ended September 30, 2011.

Balance Sheet Analysis

Quarterly average loans for the third quarter of 2011 increased to $1.01 billion, compared to $944.81 million for the second quarter of 2011 and $905.05 million for the fourth quarter of 2010. Ending loan balances at September 30, 2011 were $1.01 billion, compared to $943.35 million at June 30, 2011 and $910.79 million at December 31, 2010. Linked quarter growth in municipal loans reflects seasonal increases in revenue anticipation note financings, as well as the addition of new customers. Year-to-date growth in commercial loan categories reflects new customers and expansion of existing relationships.

The following table summarizes the components of our loan portfolio as of the dates indicated:

(In thousands)	September 30, 2011	June 30, 2011	December 31, 2010
Commercial, financial and agricultural	$ 156,043	$ 165,665	$ 112,514
Municipal loans	97,015	37,933	67,861
Real estate loans – residential	425,620	418,246	422,981
Real estate loans – commercial	310,863	304,347	284,296
Real estate loans – construction	12,238	10,303	16,420
Installment loans	5,858	6,319	6,284
All other loans	439	537	438
Total loans	$1,008,076	$ 943,350	$ 910,794

Total deposits at September 30, 2011 were $1.17 billion, 7% higher than balances at December 31, 2010. The composition of the deposit base continues to shift away from interest bearing deposits and into demand deposits. Demand deposits grew $39.28 million to $180.70 million at September 30, 2011 from $141.41 million at December 31, 2010. Approximately $10 million of that growth is a result of a shift in our retail Cash Rewards Checking product from interest bearing to non-interest bearing. Securities sold under agreement to repurchase (“repos”) decreased by $9.86 million to $222.34 million at September 30, 2011 compared to December 31, 2010.

Our liquidity position remained strong through the first nine months of 2011. Our investment portfolio totaled $418.54 million at September 30, 2011, a decrease of $48.21 million from the December 31, 2010 ending balance of $466.76 million. We sold $55.00 million in bonds for a net gain of $920 thousand during the third quarter of 2011, which helped us to continue to reduce our exposure to premium write-off in the portfolio and allowed us to lock in gains on faster paying mortgage-backed securities. Our investment portfolio at September 30, 2011, including both held-to-maturity and available-for-sale securities, consisted of the following:

(In thousands)	Amortized Cost	Fair Value
U.S. Treasury Obligations	$ 250	$ 251
U.S. Agency Obligations	79,953	80,805
FHLB Obligations	16,827	17,113
Agency MBS	147,212	154,733
Agency CMO	156,710	159,332
Non-agency CMO	5,573	5,069
ABS	1,313	1,308
Total investments	$407,838	$418,611

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

The non-Agency CMO portfolio consists of three bonds, one with a balance less than $100 thousand and an insignificant unrealized gain. We performed no additional analysis on this bond. Management has performed analyses on the remaining two bonds. One of the bonds, with a book value of $3.68 million and a fair value of $3.28 million at September 30, 2011, is rated Baa3 by Moody’s and was downgraded on October 5, 2011 to BBB by Fitch. Delinquencies have been fairly low and prepayments have led to increased credit support. The bond is backed by a large pool of loans with a 2004 issue date, 60-plus day delinquencies have been moderate and steady over the life of the bond, credit scores are high and loan-to-value ratios (“LTVs”) are low. The second bond has a book value of $1.84 million and a fair value of $1.74 million. This bond is rated CCC by Fitch and BBB- by S&P. Delinquencies on this bond have generally been fairly low, particularly within our tranche, and prepayments have lead to increased credit support. A relatively small loan pool and high average loan size are mitigated by low 60-plus day delinquencies, high credit scores, low LTVs and a 2005 issue date. Our investment advisor has assisted Management in running various cash flow analyses on the bonds to determine the likelihood of a principal loss in the future. For both bonds the likelihood of a loss in excess of our book value was determined to be remote, and any loss produced was immaterial.

The ABS portfolio consists of two bonds, one of which, with a book value of $357 thousand and a current market value of $416 thousand, is in an unrealized gain position and, additionally, carries an Agency guarantee. We have performed no further analysis on this bond. The second bond in the ABS portfolio has insurance backing from Ambac. However, because of Ambac’s uncertain financial status, we place no reliance on the insurance wrap in the impairment analysis. The bond is rated CC by Standard & Poor’s and Caa2 by Moody’s. We previously recorded impairment charges on this bond totaling $122 thousand. The book value of the bond, net of the impairment charges, is $956 thousand, and its current market value is $891 thousand. This is the only bond in our bond portfolio with subprime exposure. Principal payments received on the bond during 2011 totaled $179 thousand. We have performed the same analysis on this bond as on our non-Agency CMOs discussed above and consider its additional impairment temporary.

As a member of the FHLB system, we are required to invest in stock of the FHLBB in an amount determined based on our borrowings from the FHLBB. At September 30, 2011, our investment in FHLBB stock totaled $8.63 million. We received dividend income totaling $6 thousand and $19 thousand during the quarter and nine months ended September 30, 2011, respectively.

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

During July 2008, we entered into a three-year forward interest rate swap arrangement for $10 million of our $20 million trust preferred issuance which changed to a floating rate in December 2009. The swap fixed the interest rate at 6.50% for the three-year term of the swap. We entered into a swap for the balance of the trust preferred issuance in March of 2009 and fixed the rate at 5.23% for seven years. Our blended cost of the trust preferred issuance beginning in December 2009 was 5.87% for a five-year average term. The trust preferred securities mature on December 31, 2034, and are redeemable without penalty at our option, subject to prior approval by the FRB, beginning after five years from issuance.

In the ordinary course of business, we make commitments for possible future extensions of credit. At September 30, 2011, we were obligated to fund $4.35 million of standby letters of credit. No losses are anticipated in connection with these commitments.

Income Taxes

Our effective tax rate for the quarter and nine months ended September 30, 2011 was 14.5% and 17.3%, respectively, compared to 23.1% and 24.6% for the same periods in 2010. Our income tax provisions for these periods were less than the expense that would result from applying the federal statutory rate of 35% to income before income taxes principally because of the impact of federal affordable housing tax credits, historic rehabilitation credits and qualified school construction bond credits combined with tax exempt interest income on certain loans.

Liquidity and Capital Resources

Our liquidity is monitored by the Asset and Liability Committee (“ALCO”) of our Bank’s Board of Directors, based upon our Bank’s policies. As of September 30, 2011, we could borrow up to $49 million in overnight funds, of which $44 million consists of unsecured borrowing lines established with correspondent banks. The balance of $5 million is in the form of an overnight line of credit with the FHLBB. FHLBB borrowings are secured by residential mortgage loans. The total amount of loans pledged to the FHLBB for both short and long-term borrowing arrangements totaled $233.59 million at September 30, 2011. We have additional borrowing capacity with the FHLBB of $121 million as of September 30, 2011. Additionally, we have established a borrowing facility with the FRB which will enable us to borrow at the discount window.

We also have the ability to borrow through the use of repurchase agreements, collateralized by Agency MBSs and Agency CMOs, with certain approved counterparties. The carrying value of the securities sold under repurchase agreements was $249.51 million and the market value was $255.99 million at September 30, 2011. We maintain effective control over the securities underlying the agreements. Our investment portfolio, which is managed by the ALCO, has a book value of $418.54 million at September 30, 2011, of which $266.30 million was pledged. The portfolio is a reliable source of cash flow for us. We closely monitor our short-term cash position. Any excess funds are either left on deposit at the FRB, or are in a fully insured account with one of our correspondent banks.

FHLBB short-term borrowings mature daily, and there was no outstanding balance at September 30, 2011. The Demand Note Due U.S. Treasury matures daily and bears interest at the federal funds rate less 0.25%. The rate on this borrowing at September 30, 2011 was zero.

The following table provides certain information regarding other short-term borrowed funds for the three and nine months ended September 30, 2011:

(In thousands)	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
FHLBB and other short-term borrowings
Amount outstanding at end of period	$ 0	$ 0
Maximum month-end amount outstanding	0	0
Average amount outstanding	0	480
Weighted average rate during the period	0%	0.28%
Weighted average rate at period end	0%	0%
Demand note due U.S. Treasury
Amount outstanding at end of period	$ 3,013	$ 3,013
Maximum month-end amount outstanding	3,013	3,013
Average amount outstanding	1,592	1,793
Weighted average rate during the period	0%	0%
Weighted average rate at period-end	0%	0%
Securities sold under agreement to repurchase, short-term
Amount outstanding at end of period	$222,338	$222,338
Maximum month-end amount outstanding	222,338	223,101
Average amount outstanding	207,037	210,708
Weighted average rate during the period	0.94%	0.98%
Weighted average rate at period end	0.92%	0.92%

We extended, through January 2012, our stock buyback program, originally adopted in January 2007. Under the program, we may repurchase up to 200,000 shares of our common stock on the open market from time to time, and have purchased 143,475 shares at an average price per share of $22.94 since the program’s adoption. We did not repurchase any of our shares during 2010 or the first nine months of 2011, and we do not expect to repurchase shares in the near future.

As of September 30, 2011, we exceeded all current applicable regulatory capital requirements. We continue to be considered well capitalized under current applicable regulations. Our tangible equity ratio at September 30, 2011 was 6.92% compared to 6.68% at December 31, 2010. Because we have no intangible assets, our tangible equity is the same as our book equity. The following table represents our actual capital ratios and capital adequacy requirements as of September 30, 2011.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Merchants Bancshares, Inc.
Tier 1 leverage capital	$124,206	8.26%	$60,128	4.00%	N/A	N/A
Tier 1 risk-based capital	124,206	14.56%	34,116	4.00%	N/A	N/A
Total risk-based capital	134,850	15.81%	68,232	8.00%	N/A	N/A
Tangible capital	108,000	6.92%	N/A	N/A	N/A	N/A
Merchants Bank
Tier 1 leverage capital	$120,891	8.02%	$60,289	4.00%	$75,361	5.00%
Tier 1 risk-based capital	120,891	14.08%	34,339	4.00%	51,509	6.00%
Total risk-based capital	131,603	15.33%	68,678	8.00%	85,848	10.00%
Tangible capital	125,680	8.04%	N/A	N/A	N/A	N/A

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

The following table summarizes our nonperforming assets at the dates indicated:

(In thousands)	September 30, 2011	June 30, 2011	December 31, 2010	September 30, 2010
Nonaccrual loans	$2,687	$2,954	$3,171	$3,092
Loans past due 90 days or more and still accruing interest	0	0	384	1
Troubled debt restructuring	505	490	549	344
Total nonperforming loans (“NPL”)	3,192	3,444	4,104	3,437
OREO	340	0	191	20
Total nonperforming assets (“NPA”)	$3,532	$3,444	$4,295	$3,457

Nonperforming assets at September 30, 2011 totaled $3.53 million, a decrease of $763 thousand from balances at December 31, 2010. Loans past due 90 days and still accruing at December 31, 2010 consisted primarily of residential real estate loans, these balances were reduced to zero through a combination of foreclosure and migration into non-accruing status. Of the total $3.19 million in nonperforming loans above, $2.38 million are residential mortgages, compared to $2.63 million at December 31, 2010. The reduction in nonperforming residential real estate loans is a result of proactive monitoring and communication with individual borrowers. Our residential first lien mortgage portfolio consists entirely of traditional mortgages which are fully underwritten, using conservative loan-to-value and debt-to-income thresholds. We believe that additional loss exposure on current non-accruing loans is mitigated by a combination of conservatively valued collateral and, where needed, an appropriate reserve allocation.

TDRs consist of six residential real estate loans at September 30, 2011. All six borrowers experienced financial difficulties that led to the restructure. At the time of restructure five were in payment default and all six demonstrated cash flow insufficient to service their debt as well as an inability to obtain funds at market rates from other sources. Four of the restructured loans were performing in accordance with modified agreements, while two loans totaling $63 thousand were in default and in nonaccruing status with foreclosure proceedings in process. At September 30, 2011, $287 thousand of the TDRs was accruing and $218 was in nonaccrual. There were no commitments to lend additional funds to borrowers whose loans have been modified in a troubled debt restructuring at September 30, 2011. We had no commitments to lend additional funds to borrowers whose loans were in nonaccrual status or to borrowers whose loans were 90 days past due and still accruing.

We had $340 thousand in OREO at September 30, 2011, compared with $191 thousand at December 31, 2010 and zero at June 30, 2011. Four properties associated with three borrowers were put into OREO during the third quarter. Two are residential borrowers and one is a commercial borrower.

Excluded from the nonaccrual balances discussed above are our loans that are 30 to 89 days past due, which are not necessarily considered classified or impaired. Accruing loans 30 to 89 days past due as a percentage of total loans as of the periods indicated are presented in the following table:

Quarter Ended:	30-89 Days
September 30, 2011	0.06%
June 30, 2011	0.11%
December 31, 2010	0.14%
September 30, 2010	0.13%

Our residential mortgage loan portfolio continues to perform well, even under the currently stressed economic conditions. Residential loans 30 to 89 days past due at September 30, 2011 totaled 15 basis points as a percentage of residential loans. Total non-current residential loans, including non-accruing mortgages, were 47 basis points of residential loans.

Our policy is to classify a loan 90 days or more past due with respect to principal or interest, as well as any loan where Management does not believe it will collect all principal and interest in accordance with contractual terms, as a nonaccruing loan, unless the ultimate collectability of principal and interest is assured. Income accruals are suspended on all nonaccruing loans, and all previously accrued and uncollected interest is charged against current income. A loan remains in nonaccruing status until the factors which suggest doubtful collectability no longer exist, the loan is liquidated, or the loan is determined to be uncollectible, and is charged off against the allowance for loan losses. In those cases where a nonaccruing loan is secured by real estate, we can, and may, initiate foreclosure proceedings. The result of such action will either be to cause repayment of the loan with the proceeds of a foreclosure sale or to give us possession of the collateral in order to manage a future resale of the real estate. Foreclosed property is recorded at the lower of its cost or estimated fair value, less any estimated costs to sell. Any cost in excess of the estimated fair value on the transfer date is charged to the allowance for loan losses, while further declines in market values are recorded as OREO expense in the consolidated statement of income. Impaired loans, which primarily consist of non-accruing residential mortgage and commercial real estate loans, totaled $3.19 million at September 30, 2011 and $4.10 million at December 31, 2010 and are included as nonperforming loans in the table above. At September 30, 2011, $1.09 million of impaired loans had specific reserve allocations totaling $254 thousand.

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

Substandard accruing loans totaled $12.25 million at September 30, 2011, a decrease of $6.05 million since December 31, 2010. Of the total substandard accruing loans, $2.78 million are federally guaranteed. The listing of substandard accruing borrowers at September 30, 2011 includes borrowers operating in a variety of different industries and locations. Three borrowers represent 50% of performing classified loans. Loans identified as substandard have well-defined weaknesses that, if not addressed, could result in a loss to the Bank. These accruing substandard loans have generally continued to pay promptly and Management conducts regularly scheduled comprehensive reviews of the borrowers’ financial condition, payment performance, accrual status and collateral. These reviews also ensure that these troubled accounts are properly administered with a focus on loss mitigation and that any potential loss exposures are appropriately quantified, and reserved for. The findings of this review process are a key component in assessing the adequacy of our Allowance for Loan Losses.

Concentrations by collateral exposure are also monitored as part of our risk management process. The composition of substandard accruing loans at September 30, 2011 consists of $8.11 million in loans secured by owner occupied commercial real estate, of which $2.02 million is subject to federal loan guarantees; and $2.00 million in commercial investment real estate, of which $765 thousand is government guaranteed. The balance consists of $1.29 million in loans to commercial borrowers, $638 thousand in residential and home equity loans and $211 thousand in loans secured by multi-family residential properties.

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

The following table summarizes year to date activity in our Allowance for Credit Losses through the dates indicated:

(In thousands)	September 30, 2011	June 30, 2011	December 31, 2010	September 30, 2010
Balance, beginning of year	$10,754	$10,754	$11,702	$11,702
Charge-offs:
Commercial, financial & agricultural	(79)	(77)	(1,692)	(1,687)
Real estate – commercial	(60)	(60)	(258)	(258)
Real estate – construction	(96)	(11)	0	0
Real estate – residential	(63)	(49)	(25)	(24)
Installment	(10)	(8)	(2)	(2)
Total charge-offs	(308)	(205)	(1,977)	(1,971)
Recoveries:
Commercial, financial & agricultural	76	44	2,128	54
Real estate – commercial	43	43	31	18
Real estate – construction	18	11	593	590
Real estate – residential	3	1	20	20
Installment	3	3	7	7
Total recoveries	143	102	2,779	689
Net (charge-offs) recoveries	(165)	(103)	802	(1,282)
Provision for credit losses	500	250	(1,750)	200
Balance end of period	$11,089	$10,901	$10,754	$10,620

Components:
Allowance for loan losses	10,480	10,438	10,135	10,090
Reserve for undisbursed lines of credit	609	463	619	530
Allowance for credit losses	$11,089	$10,901	$10,754	$10,620

We recorded a provision for credit losses of $250 thousand and $500 thousand during the third quarter and nine months ended September 30, 2011, respectively.

The following table reflects our nonperforming asset and coverage ratios as of the dates indicated:

	September 30, 2011	June 30, 2011	December 31, 2010	September 30, 2010
NPL to total loans	0.32%	0.37%	0.45%	0.38%
NPA to total assets	0.23%	0.24%	0.29%	0.23%
Allowance for loan losses to total loans	1.04%	1.11%	1.11%	1.11%
Allowance for loan losses to NPL	328%	303%	247%	294%

We will continue to take appropriate measures to restore nonperforming assets to performing status or otherwise liquidate these assets in an orderly fashion so as to maximize their value to us. There can be no assurances that we will be able to complete the disposition of nonperforming assets without incurring further losses.

Loan Portfolio Monitoring

Our Board of Directors grants each loan officer the authority to originate loans on our behalf, subject to certain limitations. The Board of Directors also establishes restrictions regarding the types of loans that may be granted and the distribution of loan types within our portfolio, and sets loan authority limits for each lender. These authorized lending limits are reviewed at least annually and are based upon the lender's knowledge and experience. Loan requests that exceed a lender's authority require the signature of our Senior Credit Officer, Senior Lender, and/or our President. All extensions of credit of $4.0 million or greater to any one borrower, or related party interest, are reviewed and approved by the Loan Committee of our Bank’s Board of Directors.

The Loan Committee and the credit department regularly monitor our loan portfolio. The entire loan portfolio, as well as individual loans, is reviewed for loan performance, compliance with internal policy requirements and banking regulations, creditworthiness, and strength of documentation. We monitor loan concentrations by individual borrowers, industries and loan types. As part of the annual credit policy review process, targets are set by loan type for the total portfolio. Credit risk ratings assessing inherent risk in individual loans are assigned to commercial loans at origination and are routinely reviewed by lenders and Management on a periodic basis according to total exposure and risk rating. These internal reviews assess the adequacy of all aspects of credit administration; additionally we maintain an on-going active monitoring process of loan performance during the year. We have also hired external loan review firms to assist in monitoring both the commercial and residential loan portfolios. The commercial loan review firm reviews, at a minimum, 60% in dollar volume of our commercial loan portfolio each year. These comprehensive reviews assess the accuracy of the Bank’s risk rating system as well as the effectiveness of credit administration in managing overall credit risks.

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

Market Risk

Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates or prices such as interest rates, foreign currency exchange rates, commodity prices, and equity prices. Our primary market risk exposure is interest rate risk. An important component of our asset and liability management process is the ongoing monitoring and management of this risk, which is governed by established policies that are reviewed and approved annually by our Bank’s Board of Directors. The Investment policy details the types of securities that may be purchased, and establishes portfolio limits and maturity limits for the various sectors. The Investment policy also establishes specific investment quality limits. Our Bank’s Board of Directors has established a board level Asset and Liability Committee, which delegates responsibility for carrying out the asset/liability management policies to the management level ALCO. The ALCO, chaired by the Chief Financial Officer and composed of members of senior management, develops guidelines and strategies impacting our asset and liability management related activities based upon estimated market risk sensitivity, policy limits and overall market interest rate levels and trends. The ALCO manages the investment portfolio. We continued to work to maximize net interest income while mitigating risk during the first nine months of 2011 through repositioning of the investment portfolio, selective sales of specific securities, as well as carefully monitoring the overall duration and average life of the portfolio, and monitoring individual securities, among other strategies. We have an outside investment advisory firm which helps us identify opportunities for increased yield, without significantly increasing risk, in the investment portfolio. The firm specializes in stable value and fixed income portfolios. The ALCO and the investment advisor have frequent conference calls to discuss portfolio activity and to set future strategy. Additionally, any specific bonds or sectors that require additional attention are discussed on these calls.

Liquidity Risk

Our liquidity is measured by our ability to raise cash when needed at a reasonable cost. We must be capable of meeting expected and unexpected obligations to customers at any time. Given the uncertain nature of customer demands as well as the need to maximize earnings, we must have available reasonably priced sources of funds, on- and off-balance sheet that can be accessed quickly in time of need. As discussed previously under “Liquidity and Capital Resources,” we have several sources of readily available funds, including the ability to borrow using our investment portfolio as collateral. We also monitor our liquidity on a quarterly basis in compliance with our Liquidity Contingency Plan. We have expanded our liquidity monitoring process over the last year and have partnered with our ALCO consultant to provide a more robust modeling process that monitors early liquidity stress triggers, and also allows us to model worst case liquidity scenarios, and various responses to those scenarios.

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

The ALCO is responsible for ensuring that our Bank’s Board of Directors receives accurate information regarding our interest rate risk position at least quarterly. The ALCO uses an outside consultant to perform rate shocks of our balance sheet, and to perform a variety of other analyses. The consultant’s most recent review was as of September 30, 2011. The consultant ran a base simulation assuming no changes in rates as well as a 200 basis point rising and, because rates are quite low, a 100 basis point falling interest rate scenario which assumes a parallel and pro rata shift of the yield curve over a one-year period, and no growth assumptions. Additionally, the consultant ran a 400 basis point rising simulation which assumed a parallel shift of the curve over 24 months, and a 500 basis point rising simulation which assumed the curve flattened over a 24 month time frame. A summary of the results is as follows:

Current/Flat Rates: Net interest income is projected to trend downward in the current rate scenario as the expected replacement rates on assets are lower than the current portfolio, and opportunities to reduce rates on deposits and term funding are limited. This downward trend becomes more pronounced each quarter as interest rates remain very low.

Falling Rates: If rates fall, net interest income is projected to trend slightly above the base case scenario in year one as rate reductions in the funding base offset lower asset yields. Thereafter net interest income trends downward rapidly as funding rate reductions subside while asset cash flow continues to reset at reduced yields. Accelerated prepayment speeds on mortgage-based assets exacerbate the impact of lower rates.

Rising Rates: Higher rates are better for us under all scenarios as our low cost deposits are worth more to us when they can be invested at higher rates. In the up 200 basis points scenario net interest income is projected to move up quickly as asset yields reprice up more quickly than funding costs and asset cash flows are reinvested at higher rates. A more pronounced rising rate scenario is projected to trend slightly lower than the up 200 basis points scenario over the first two years due to additional pricing pressure on deposit rates, but eventually moves higher.

The change in net interest income for the next twelve months from our expected or “most likely” forecast at the September 30, 2011 review is shown in the following table. The degree to which this exposure materializes will depend, in part, on our ability to manage deposit rates as interest rates rise or fall.

Rate Change	Percent Change in Net Interest Income
Up 200 basis points	4.19%
Down 100 basis points	0.64%

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

The most significant factor affecting market risk exposure of net interest income during the first nine months of 2011 was the severe nationwide recession followed by a modest recovery, and the U.S. Government’s response. Interest rates declined sharply during 2008 and have remained low throughout 2010 and the first nine months of 2011 as the global economy slowed, unemployment levels increased, delinquencies on all types of loans increased along with decreased consumer confidence and declines in housing prices. Interest rates remain low in spite of a modest economic recovery. Net interest income exposure is also significantly affected by the shape and level of the U.S. Government securities and interest rate swap yield curve, and changes in the size and composition of the loan, investment and deposit portfolios.

The model used to perform the balance sheet simulation assumes a parallel shift of the yield curve over twelve months and reprices every interest earning asset and interest bearing liability on our balance sheet. The model uses contractual repricing dates for variable products, contractual maturities for fixed rate products, and product-specific assumptions for deposits which are subject to repricing based on current market conditions. Investment securities with call provisions are examined on an individual basis in each rate environment to estimate the likelihood of a call. The model also assumes that the rate at which certain mortgage related assets prepay will vary as rates rise and fall, based on prepayment estimates published by Applied Financial Technologies.

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

Credit Risk

Our Bank’s Board of Directors reviews and approves our Bank’s investment and loan policies on an annual basis. The investment policy establishes minimum investment quality guidelines, as well as specific limits on asset classes within the investment portfolio. Our Bank’s outside investment advisor tracks Non-Agency securities individually and presents at least quarterly updates on the performance of the underlying collateral. The loan policy establishes restrictions regarding the types of loans that may be granted, and the distribution of loan types within our portfolio. Our Bank’s Board of Directors grants each loan officer the authority to originate loans on our behalf, subject to certain limitations. These authorized lending limits are reviewed at least annually and are based upon the officer’s knowledge and experience. Loan requests that exceed an officer’s authority require the signature of our Senior Credit Officer, Senior Lender, and/or President. All extensions of credit of $4.0 million or greater to any one borrower or related party are reviewed and approved by the Loan Committee of our Bank’s Board of Directors. Our loan portfolio is continuously monitored for performance, creditworthiness and strength of documentation through the use of a variety of management reports and with the assistance of an external loan review firm. Credit ratings are assigned to commercial loans and are routinely reviewed. Loan officers or the loan workout function take remedial actions to assure full and timely payment of loan balances when necessary.

Item 4.  Controls and Procedures

The principal executive officer, principal financial officer, and other members of our senior management have evaluated our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, our principal executive officer and principal financial officer have concluded that the disclosure controls and procedures effectively ensure that information required to be disclosed in our filings and submissions with the SEC under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management (including the principal executive officer and principal financial officer), and is recorded, processed, summarized and reported within the time periods specified by the SEC. In addition, we have reviewed our internal control over financial reporting and there have been no changes in our internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

101***

The following materials from Merchants Bancshares, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in XBRL: (i) Consolidated Balance Sheets at September 30, 2011 and December 31, 2010; (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2011 and 2010; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2011 and 2010; (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010; and (v) Notes to Interim Unaudited Consolidated Financial Statements.

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

November 7, 2011
Date