Form 10-K
period 2011-12-31
MERCHANTS BANCSHARES INC
filed 2012-03-08
CIK 726517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2011

Commission file number	0-11595

Merchants Bancshares, Inc.
(Exact name of registrant as specified in its charter)

Delaware	03-0287342
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

275 Kennedy Drive, South Burlington, Vermont	05403
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(802) 658 – 3400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	The NASDAQ Stock Market LLC

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
[   ] Yes     [X] No

The aggregate market value of the registrant’s common stock held by non-affiliates was $121,522,858 as computed using the per share price, as reported on the NASDAQ, as of market close on June 30, 2011.

As of February 29, 2012, there were 6,240,525 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement to Shareholders for the Registrant’s Annual Meeting of Shareholders to be held on May 1, 2012 are incorporated herein by reference in Part III.

MERCHANTS BANCSHARES, INC. AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2011

TABLE OF CONTENTS

Part I			Page Reference
	Item 1—	Business	4—13
	Item 1A—	Risk Factors	13—18
	Item 1B—	Unresolved Staff Comments	18
	Item 2—	Properties	18
	Item 3—	Legal Proceedings	18
	Item 4—	Mine Safety Disclosure	18

Part II
	Item 5—	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	19—21
	Item 6—	Selected Financial Data	21—23
	Item 7—	Management's Discussion and Analysis of Financial Condition and Results of Operations	24—43
	Item 7A—	Quantitative and Qualitative Disclosures about Market Risk	43—46
	Item 8—	Financial Statements and Supplementary Data	46—87
	Item 9—	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	88
	Item 9A—	Controls and Procedure	88
	Item 9B—	Other Information	88

Part III *
	Item 10—	Directors, Executive Officers and Corporate Governance	88
	Item 11—	Executive Compensation	88
	Item 12—	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	88
	Item 13—	Certain Relationships and Related Transactions, and Director Independence	88
	Item 14—	Principal Accountant Fees and Services	88

Part IV
	Item 15—	Exhibits and Financial Statement Schedules	89—90

		Signatures	91

* The information required by Part III is incorporated herein by reference from Merchants’ Proxy Statement for the Annual Meeting of Shareholders to be held on May 1, 2012.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-K that are not historical facts may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks and uncertainties. These statements, which are based on certain assumptions and describe our future plans, strategies and expectations, can generally be identified by the use of the words “may,” “will,” “should,” “could,” “would,” “plan,” “potential,” “estimate,” “project,” “believe,” “intend,” “anticipate,” “expect,” “target” and similar expressions. These statements include, among others, statements regarding our intent, belief or expectations with respect to economic conditions, trends affecting our financial condition or results of operations, and our exposure to market, interest rate and credit risk.

Forward-looking statements are based on the current assumptions and beliefs of Management and are only expectations of future results. Our actual results could differ materially from those projected in the forward-looking statements as a result of, among other factors, adverse conditions in the capital and debt markets; changes in interest rates; competitive pressures from other financial institutions; the effects of continuing deterioration in general economic conditions on a national basis or in the local markets in which we operate, including changes which adversely affect borrowers’ ability to service and repay our loans; changes in the value of securities and other assets; changes in loan default and charge-off rates; the adequacy of loan loss reserves; reductions in deposit levels necessitating increased borrowing to fund loans and investments; changes in government regulation; and changes in assumptions used in making such forward-looking statements, as well as the other risks and uncertainties detailed in Item 1A. “Risk Factors,” beginning on page 13 of this Annual Report on Form 10-K. Forward-looking statements speak only as of the date on which they are made. We do not undertake any obligation to update any forward-looking statement to reflect circumstances or events that occur after the date the forward-looking statements are made.

USE OF NON-GAAP FINANCIAL MEASURES

Certain information in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains financial information determined by methods other than in accordance with accounting principles generally accepted in the United States of America (“GAAP”). We use these “non-GAAP” measures in our analysis of our performance and believe that these non-GAAP financial measures provide a greater understanding of ongoing operations and enhance comparability of results with prior periods as well as demonstrating the effects of significant gains and charges in the current period. We believe that a meaningful analysis of our financial performance requires an understanding of the factors underlying that performance. We believe that investors may use these non-GAAP financial measures to analyze financial performance without the impact of unusual items that may obscure trends in our underlying performance. These disclosures should not be viewed as a substitute for operating results determined in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies.

In several places net interest income is presented on a fully taxable equivalent basis. Specifically included in interest income is tax-exempt interest income from certain tax-exempt loans. An amount equal to the tax benefit derived from this tax exempt income is added back to the interest income total, to produce net interest income on a fully taxable equivalent basis. We believe the disclosure of taxable equivalent net interest income information improves the clarity of financial analysis, and is particularly useful to investors in understanding and evaluating the changes and trends in our results of operations. Other financial institutions commonly present net interest income on a taxable equivalent basis. This adjustment is considered helpful in the comparison of one financial institution’s net interest income to that of another, as each will have a different proportion of taxable equivalent interest from its earning assets. Moreover, net interest income is a component of a second financial measure commonly used by financial institutions, net interest margin, which is the ratio of net interest income to average earning assets. For purposes of this measure as well, other financial institutions generally use taxable equivalent net interest income to provide a better basis of comparison from institution to institution. We follow these practices. A reconciliation of taxable equivalent financial information to our consolidated financial statements prepared in accordance with GAAP appears at the bottom of the table entitled “Distribution of Assets, Liabilities and Shareholders' Equity; Interest Rates and Net Interest Margin.” A 35.0% tax rate was used in both 2011 and 2010.

PART I

ITEM 1—BUSINESS

OVERVIEW

Merchants Bancshares, Inc. (“Merchants”) is a bank holding company originally organized under Vermont law in 1983 (and subsequently reincorporated in Delaware in 1987) for the purposes of owning all of the outstanding capital stock of Merchants Bank. Merchants Bank, which is Merchants’ primary subsidiary, is a Vermont commercial bank with 34 full-service banking offices located throughout the state of Vermont.

Merchants Bank was organized in 1849 and as of December 31, 2011, is the sole remaining statewide commercial banking operation in Vermont, with deposits totaling $1.18 billion, gross loans of $1.03 billion, and total assets of $1.61 billion. As used herein, “Merchants,” “we,” “us,” “our” shall mean Merchants Bancshares, Inc. and our subsidiaries unless otherwise noted or the context otherwise requires.

Our Trust division offers investment management, financial planning and trustee services. As of December 31, 2011, this division had fiduciary responsibility for assets having a market value in excess of $475 million, of which more than $419 million constituted managed assets.

MBVT Statutory Trust I was formed on December 15, 2004 as part of our private placement of an aggregate of $20 million of trust preferred securities through a pooled trust preferred program. The Trust was formed for the sole purpose of issuing non-voting capital securities. The proceeds from the sale of the capital securities were loaned to us under junior subordinated debentures issued to the Trust. The debentures are the only asset of the Trust and payments under the debentures are the sole revenue of the Trust.

NUMBER OF EMPLOYEES

As of December 31, 2011, we employed 298 full-time and 33 part-time employees, representing a combined full-time equivalent complement of 316 employees.

We maintain comprehensive employee benefits programs for employees, which provide major medical insurance, hospitalization, dental insurance, long-term and short-term disability insurance, life insurance and a 401(k) Plan. We believe that relations with our employees are good.

COMPETITION

Presently, there are 14 independent financial institutions headquartered in the State of Vermont. In addition, there are nine regional or national banks that have operations in Vermont. Merchants Bank remains the only independent statewide bank headquartered in the State of Vermont. Of the companies headquartered outside Vermont, seven are located in either Connecticut, Massachusetts, New Hampshire, New York, Ohio or Pennsylvania. Two other banking companies are owned by a parent headquartered outside of the United States (one in Canada and one in the United Kingdom).

We compete in Vermont for deposit and loan business not only with other commercial and savings banks, and savings and loan associations, but also with credit unions, and other non-bank financial providers. As of December 31, 2010, the most recently available information, there were more than 27 state- or federally-chartered credit unions operating in Vermont. As a bank holding company and state chartered commercial bank, we are subject to extensive regulation and supervision, including, in many cases, regulation that limits the type and scope of our activities. The non-bank financial service providers that compete with us may be subject to less restrictive regulation and supervision. Competition from nationally-chartered banks, local institutions, and credit unions continues to be active.

Prior to 2010, there were a number of new banking offices opened in Vermont by existing banks or new market entrants. There was one new full service banking office opened in Vermont during 2011. In a state with one of the nation’s highest branch-to-population ratios, it is necessary to have competitive products and exceptional service levels in order to compete effectively.

Prior to 2006, there was a significant increase in new lenders licensed to do business in Vermont. These companies offered business, home mortgage and consumer finance loans. From December 31, 2006 to December 31, 2011 the number of licensed lenders declined from 626 to 353. The decline in licensed lenders benefitted us positively in the commercial loan and home mortgage business.

The fact that we are a locally-managed, independent bank has, we believe, contributed significantly to the growth in average loans and deposits between 2006 and 2011. Customers have cited the local management and decision-making as important considerations when choosing a bank, and the sale of several independent Vermont-based financial institutions since 2007 has narrowed the base of independent Vermont-based financial institutions that such customers may favor.

During late 2008, we started a dedicated group focused solely on municipal and government banking. This group contributed significantly to the growth of loans and deposits during 2011. It is expected that this trend will continue.

From a retail product standpoint, we have seen a significant change in the competitive landscape in the past few years. Federal legislation enacted during 2010, coupled with the extended period of low absolute interest rates, has prompted many banks to evaluate their transaction account structures and make changes to their product offerings. We changed our retail product offering in 2011 and will review alternative commercial account structures during 2012. Any changes will take into account competitive products available in the market.

No material part of our business is dependent upon one, or a few, customers, or upon a particular industry segment, the loss of which would have a material adverse impact on our operations.

REGULATION AND SUPERVISION

General

As a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the “BHCA”), we are subject to regulation and supervision by the Board of Governors of the Federal Reserve System (the “FRB”). As a state-chartered commercial bank, Merchants Bank is subject to regulation and supervision by the Federal Deposit Insurance Corporation (the “FDIC”) and by the Commissioner of Banking, Insurance, Securities and Health Care Administration of the State of Vermont (the “Commissioner”). To the extent that the following information describes statutory or regulatory provisions, it is qualified in its entirety by reference to those particular statutory provisions. Any change in applicable law or regulation may have a material effect on our business and prospects. The following discussion of certain of the material elements of the regulatory framework applicable to banks and bank holding companies is not intended to be complete.

Recent Market Developments

Certain segments of the financial services industry are facing challenges in the face of prolonged economic uncertainty. In some areas, continued declines in the housing market, increasing foreclosures and continued elevated unemployment have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. We are fortunate that, to date, the markets we serve have been impacted to a lesser extent than many areas around the country. Vermont’s December 2011 unemployment rate, at 5.1%, is one of the lowest in the country. Vermont is also fortunate to have one of the lowest foreclosure rates in the country; however, continued uncertainty about the U.S. economy could adversely affect markets and our financial condition and performance.

Financial Regulatory Reform Legislation

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) comprehensively reformed the regulation of financial institutions, products and services. Among other things, the Dodd-Frank Act:

•

grants the FRB increased supervisory authority and codifies the source of strength doctrine, as discussed in more detail in “—Source of Strength” below;

•

provides for new capital standards applicable to us, as discussed in more detail in “—Capital Adequacy and Safety and Soundness—Regulatory Capital Requirements” below;

•

modifies deposit insurance coverage, as discussed in “—Capital Adequacy and Safety and Soundness—Deposit Insurance” below;

•

bars banking organizations, such as ourselves, from engaging in proprietary trading and from sponsoring and investing in hedge funds and private equity funds, except as permitted under certain limited circumstances, as discussed in “—Bank Holding Company Regulation” below;

•

established new corporate governance and proxy disclosure requirements, as discussed in “—Corporate Governance and Executive Compensation” below;

•

established the Bureau of Consumer Financial Protection (the “CFPB”), as discussed in “—Consumer Protection Regulation” below;

•

established new minimum mortgage underwriting standards for residential mortgages, as discussed in “—Mortgage Reform” below;

•

authorizes the FRB to regulate interchange fees for debit card transactions. The FRB has issued a rule governing the interchange fees charged on debit cards which caps the fees a bank may charge on a debit card transactions and shifts such interchange fees from a percentage of the transaction amount to a per transaction fee. Although the rule does not directly apply to institutions with less than $10 billion in assets, market forces may result in debit card issuers of all sizes adopting fees that comply with this rule;

•

permits the payment of interest on business demand deposit accounts;

•

established and empowered the Financial Stability Oversight Council to designate certain activities as posing a risk to the U.S. financial system and recommend new or heightened standards and safeguards for financial institutions engaging in such activities; and

•

established the Office of Financial Research, which has the power to require reports from financial services companies such as ourselves.

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

Under GLBA, bank holding companies are permitted to offer their customers virtually any type of service that is financial in nature or incidental thereto, including banking, securities underwriting, insurance (both underwriting and agency), and merchant banking. Under the Dodd-Frank Act, however, a bank holding company and its affiliates are prohibited from engaging in proprietary trading and from sponsoring and investing in hedge funds and private equity funds, except as permitted under certain limited circumstances. In order to engage in financial activities under GLBA, a bank holding company must qualify and register with the FRB as a “financial holding company” by demonstrating that each of its bank subsidiaries is “well capitalized”, “well managed,” and has at least a “satisfactory” rating under the Community Reinvestment Act of 1977 (“CRA”). Although we believe that we meet the qualifications to become a financial holding company under GLBA, we have not elected “financial holding company” status, but rather to retain our pre-GLBA bank holding company regulatory status for the present time. This means that we can engage in those activities which are closely related to banking. We are required by the BHCA to file an annual report and additional reports required with the FRB. The FRB also inspects us periodically.

The BHCA requires every bank holding company to obtain the prior approval of the FRB before it may acquire substantially all of the assets of any bank, or ownership or control of any voting shares of a bank, if, after such acquisition, it would own or control, directly or indirectly, more than five percent of the voting shares of such bank. Additionally, as a bank holding company, we are prohibited from acquiring ownership or control of five percent or more of any class of voting securities of any company that is not a bank, or from engaging in activities other than banking or controlling banks except where the FRB has determined that such activities are so closely related to banking as to be a “proper incident thereto.”

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

Certain Transactions by Bank Holding Companies with their Affiliates

There are various statutory restrictions on the extent to which bank holding companies and their non-bank subsidiaries may borrow, obtain credit from or otherwise engage in “covered transactions” with their insured depository institution subsidiaries. The Dodd-Frank Act amended the definition of affiliate to include an investment fund for which the depository institution or one of its affiliates is an investment adviser. An insured depository institution (and its subsidiaries) may not lend money to, or engage in covered transactions with, its non-depository institution affiliates if the aggregate amount of covered transactions outstanding involving the bank, plus the proposed transaction exceeds the following limits: (a) in the case of any one such affiliate, the aggregate amount of covered transactions of the insured depository institution and its subsidiaries cannot exceed 10% of the capital stock and surplus of the insured depository institution; and (b) in the case of all affiliates, the aggregate amount of covered transactions of the insured depository institution and its subsidiaries cannot exceed 20% of the capital stock and surplus of the insured depository institution. For this purpose, “covered transactions” are defined by statute to include a loan or extension of credit to an affiliate, a purchase of or investment in securities issued by an affiliate, a purchase of assets from an affiliate unless exempted by the FRB, the acceptance of securities issued by an affiliate as collateral for a loan or extension of credit to any person or company, the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate, securities borrowing or lending transactions with an affiliate that creates a credit exposure to such affiliate, or a derivatives transaction with an affiliate that creates a credit exposure to such affiliate. Covered transactions are also subject to certain collateral security requirements. Covered transactions as well as other types of transactions between a bank and a bank holding company must be on market terms and not otherwise unduly favorable to the holding company or an affiliate of the holding company. Moreover, Section 106 of the BHCA provides that, to further competition, a bank holding company and its subsidiaries are prohibited from engaging in certain tying arrangements in connection with any extension of credit, lease or sale of property of any kind, or furnishing of any service.

Regulation of the Bank

As an FDIC-insured state-chartered bank, Merchants Bank is subject to the supervision of and regulation by the Commissioner and the FDIC. This supervision and regulation is for the protection of depositors, the Deposit Insurance Fund (“DIF”), and consumers, and is not for the protection of Merchants’ shareholders. The prior approval of the FDIC and the Commissioner is required, among other things, for Merchants Bank to establish or relocate an additional branch office, assume deposits, or engage in any merger, consolidation, purchase or sale of all or substantially all of the assets of any bank. Under the Dodd-Frank Act, the FRB may directly examine the subsidiaries of Merchants, including Merchants Bank.

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

The FRB risk-based guidelines define a three-tier capital framework. Tier 1 capital for bank holding companies generally consists of the sum of common stockholders’ equity, perpetual preferred stock and trust preferred securities (both subject to certain limitations and, in the case of the latter, to specific limitations on the kind and amount of such securities which may be included as Tier 1 capital and certain additional restrictions described below), and minority interests in the equity accounts of consolidated subsidiaries, less goodwill and other non-qualifying intangible assets. Pursuant to the Dodd-Frank Act, trust preferred securities issued after May 19, 2010, will not count as Tier 1 capital; however, our trust preferred securities have been grandfathered for Tier 1 eligibility. Tier 2 capital generally consists of hybrid capital instruments, perpetual debt and mandatory convertible debt securities; perpetual preferred stock and trust preferred securities, to the extent it is not eligible to be included as Tier 1 capital; term subordinated debt and intermediate-term preferred stock; and, subject to limitations, general allowances for loan losses. The sum of Tier 1 and Tier 2 capital less certain required deductions, such as investments in unconsolidated banking or finance subsidiaries, represents qualifying total capital. Risk-based capital ratios are calculated by dividing Tier 1 and total capital, respectively, by risk-weighted assets. Assets and off-balance sheet credit equivalents are assigned to one of four categories of risk-weights, based primarily on relative credit risk. The minimum Tier 1 risk-based capital ratio is 4% and the minimum total risk-based capital ratio is 8%. The Dodd-Frank Act requires the FRB to establish minimum risk-based capital requirements that may not be lower than those in effect on July 21, 2010. As of December 31, 2011, our Tier 1 risk-based capital ratio was 14.66% and our total risk-based capital ratio was 15.92%. We are currently considered “well capitalized” under all regulatory definitions.

In addition to the risk-based capital requirements, the FRB requires top-rated bank holding companies to maintain a minimum leverage capital ratio of Tier 1 capital (defined by reference to the risk-based capital guidelines) to its average total consolidated assets of at least 3.0%. For most other bank holding companies (including us), the minimum leverage capital ratio is 4.0%. Bank holding companies with supervisory, financial, operational or managerial weaknesses, as well as bank holding companies that are anticipating or experiencing significant growth, are expected to maintain capital ratios well above the minimum levels. Our leverage capital ratio at December 31, 2011 was 8.08%.

Pursuant to the Dodd-Frank Act, as with the risk-based capital requirements discussed above, the leverage capital requirements generally applicable to insured depository institutions will serve as a floor for any leverage capital requirements the FRB may establish for bank holding companies, such as ourselves. The Dodd-Frank Act requires the FRB to establish leverage capital requirements for bank holding companies that may not be lower than those in effect in effect for insured depository institutions as of July 21, 2010.

The FDIC has promulgated regulations and adopted a statement of policy regarding the capital adequacy of state-chartered banks, which, like Merchants Bank, are not members of the Federal Reserve System. These requirements are substantially similar to those adopted by the FRB regarding bank holding companies, as described above. Moreover, the FDIC has promulgated corresponding regulations to implement the system of prompt corrective action established by Section 38 of the Federal Deposit Insurance Act (“FDIA”). Under the regulations, a bank is “well capitalized” if it has: (i) a total risk-based capital ratio of 10.0% or greater; (ii) a Tier 1 risk-based capital ratio of 6.0% or greater; (iii) a leverage capital ratio of 5.0% or greater; and (iv) is not subject to any written agreement, order, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. A bank is “adequately capitalized” if it has: (1) a total risk-based capital ratio of 8.0% or greater; (2) a Tier 1 risk-based capital ratio of 4.0% or greater; and (3) a leverage capital ratio of 4.0% or greater (3.0% under certain circumstances) and does not meet the definition of a “well capitalized bank.”

The FDIC also must take into consideration: (i) concentrations of credit risk; (ii) interest rate risk; and (iii) risks from non-traditional activities, as well as an institution’s ability to manage those risks, when determining the adequacy of an institution’s capital. This evaluation will be made as a part of the institution’s regular safety and soundness examination. We are currently considered well-capitalized under all regulatory definitions.

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

We have not elected, and do not expect to elect, to calculate our risk-based capital requirements under either the “advanced” or “standard” approach of the Basel II capital accords. The Basel Committee on Banking Supervision has also released new capital requirements, known as Basel III, setting forth higher capital requirements, enhanced risk coverage, a global leverage ratio, provisions for counter-cyclical capital, and liquidity standards. The FRB has not yet adopted Basel III, and when it is implemented in the United States, it may be with some modifications or adjustments. Additionally, the timetable for the adoption and implementation of Basel III is expected to last for several years. Accordingly, we are not yet in a position to determine the effect of Basel III on our capital requirements.

Deposit Insurance. Substantially all of the Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund (“DIF”) of the FDIC and are subject to deposit insurance assessments to maintain the DIF. The FDIA, as amended by the Federal Deposit Insurance Reform Act and the Dodd-Frank Act, requires the FDIC to set a ratio of deposit insurance reserves to estimated insured deposits—the designated reserve ratio—of at least 1.35%. The FDIC utilizes a risk-based assessment system that imposes insurance premiums based upon a risk matrix that takes into account a bank’s capital level and supervisory rating (“CAMELS rating”). CAMELS ratings reflect the applicable bank regulatory agency’s evaluation of the financial institution’s capital, asset quality, management, earnings, liquidity and sensitivity to risk. Assessment rates may also vary for certain institutions based on long-term debt issuer ratings, secured or brokered deposits. Pursuant to the Dodd-Frank Act, deposit premiums are based on assets rather than insurable deposits. To determine the Bank’s actual deposit insurance premiums, we compute the base amount on the Bank’s average consolidated assets less the Bank’s average tangible equity (defined as the amount of Tier 1 capital) and the Bank’s applicable assessment rate. Assessment rates range from 2.5 to 9 basis points on the broader assessment base for banks in the lowest risk category up to 30 to 45 basis points for banks in the highest risk category.

Pursuant to an FDIC rule issued in November 2009, we prepaid our quarterly risk-based assessments to the FDIC for the fourth quarter of 2009 and for all of 2010, 2011 and 2012 on December 31, 2009. We recorded the entire amount of our prepayment as a prepaid asset that bears a zero percent risk weight for risk-based capital purposes. Each quarter, we record an expense for our regular quarterly assessment for the quarter and a corresponding credit to the prepaid assessment until the asset is exhausted. The FDIC will not refund or collect additional prepaid assessments because of a decrease or growth in deposits over the next three years. However, should the prepaid assessment not be exhausted after collection of the amount due on June 30, 2013, the remaining amount of the prepayment will be returned to us. The timing of any refund of the prepaid assessment will not be affected by the change in the deposit insurance assessment calculation discussed above.

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

Our FDIC insurance expense totaled $936 thousand and $1.42 million in 2011 and 2010, respectively.

Under the FDIA, the FDIC may terminate deposit insurance upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

Safety and Soundness Standards. The FDIA requires the federal bank regulatory agencies to prescribe standards, by regulations or guidelines, relating to internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, earnings, stock valuation and compensation, fees and benefits, and such other operational and managerial standards as the agencies deem appropriate. Guidelines adopted by the federal bank regulatory agencies establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risk and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal stockholder. In addition, the agencies adopted regulations that authorize, but do not require, an agency to order an institution that has been given notice by an agency that it is not satisfying any of such safety and soundness standards to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an acceptable compliance plan, the agency must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized institution is subject under the “prompt corrective action” provisions of FDIA. See “—Regulatory Capital Requirements” above. If an institution fails to comply with such an order, the agency may seek to enforce such order in judicial proceedings and to impose civil money penalties.

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

Real Estate Lending Standards

The Federal Deposit Insurance Corporation Improvement Act (“FDICIA”) requires the federal bank regulatory agencies to adopt uniform real estate lending standards. The FDIC has adopted regulations, which establish supervisory limitations on Loan-to-Value (“LTV”) ratios in real estate loans by FDIC-insured banks, including national banks. The regulations require banks to establish LTV ratio limitations within or below the prescribed uniform range of supervisory limits.

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

GLBA includes a section of the FDIA governing subsidiaries of state banks that engage in “activities as principal that would only be permissible” for a national bank to conduct in a financial subsidiary. This provision permits state banks, to the extent permitted under state law, to engage in certain new activities, which are permissible for subsidiaries of a financial holding company. Further, it expressly preserves the ability of a state bank to retain all existing subsidiaries. Because the applicable Vermont statute explicitly permits banks chartered by the state to engage in all activities permissible for national banks, we are permitted to form subsidiaries to engage in the activities authorized by GLBA. In order to form a financial subsidiary, a state bank must be well-capitalized, and the state bank would be subject to certain capital deduction, risk management and affiliate transaction rules, which are applicable to national banks.

Consumer Protection Regulation

We are subject to a number of federal and state laws designed to protect consumers and prohibit unfair or deceptive business practices. These laws include the Equal Credit Opportunity Act, the Fair Housing Act, Home Ownership Protection Act, the Fair Credit Reporting Act, as amended by the Fair and Accurate Credit Transactions Act of 2003 (“FACT Act”), GLBA, the Truth in Lending Act, CRA, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, the National Flood Insurance Act and various state law counterparts. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must interact with customers when taking deposits, making loans, collecting loans and providing other services. Further, the Dodd-Frank Act established the CFPB, which has the responsibility for making rules and regulations under the federal consumer protection laws relating to financial products and services. The CFPB also has a broad mandate to prohibit unfair or deceptive acts and practices and is specifically empowered to require certain disclosures to consumers and draft model disclosure forms. Failure to comply with consumer protection laws and regulations can subject financial institutions to enforcement actions, fines and other penalties. The FDIC examines Merchants Bank for compliance with CFPB rules and enforces CFPB rules with respect to Merchants Bank.

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

Privacy and Customer Information Security

GLBA requires financial institutions to implement policies and procedures regarding the disclosure of nonpublic personal information about consumers to nonaffiliated third parties. In general, we must provide our customers with an annual disclosure that explains our policies and procedures regarding the disclosure of such nonpublic personal information, and, except as otherwise required or permitted by law, we are prohibited from disclosing such information except as provided in such policies and procedures. GLBA also requires that we develop, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information (as defined under GLBA), to protect against anticipated threats or hazards to the security or integrity of such information; and to protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer. We are also required to send a notice to customers whose “sensitive information” has been compromised if unauthorized use of this information is “reasonably possible.” Most of the states, including the states where we operate, have enacted legislation concerning breaches of data security and our duties in response to a data breach. Congress continues to consider federal legislation that would require consumer notice of data security breaches. Pursuant to the FACT Act, we must also develop and implement a written identity theft prevention program to detect, prevent, and mitigate identity theft in connection with the opening of certain accounts or certain existing accounts. Additionally, the FACT Act amends the Fair Credit Reporting Act to generally prohibit a person from using information received from an affiliate to make a solicitation for marketing purposes to a consumer, unless the consumer is given notice and a reasonable opportunity and a reasonable and simple method to opt out of the making of such solicitations.

Regulatory Enforcement Authority

The enforcement powers available to the federal banking agencies include, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to initiate injunctive actions against banking organizations and institution-affiliated parties, as defined. In general, these enforcement actions may be initiated for violations of law and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with regulatory authorities. Under certain circumstances, federal and state law requires public disclosure and reports of certain criminal offenses and also final enforcement actions by the federal banking agencies.

Community Reinvestment Act

Pursuant to the CRA and similar provisions of Vermont law, regulatory authorities review our performance in meeting the credit needs of the communities we serve. The applicable regulatory authorities consider compliance with this law in connection with the applications for, among other things, approval for de novo branches, branch relocations and acquisitions of banks and bank holding companies. We received a “satisfactory” rating at our CRA examination dated March 2, 2009.

Failure of an institution to receive at least a “satisfactory” rating could inhibit such institution or its holding company from undertaking certain activities, including engaging in activities newly permitted as a financial holding company under GLBA, and acquisitions of other financial institutions. The FRB must take into account the record of performance of banks in meeting the credit needs of the entire community served, including low- and moderate-income neighborhoods. Current CRA regulations for large banks primarily rely on objective criteria of the performance of institutions under three key assessment tests: a lending test, a service test and an investment test. For smaller banks, current CRA regulations primarily evaluate the performance of institutions under two key assessment tests: a lending test and a community development test. We are committed to meeting the existing or anticipated credit needs of our entire community, including low- and moderate-income neighborhoods, consistent with safe and sound banking operations.

Branching and Acquisitions

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, as amended (“Riegle-Neal”) and the Dodd-Frank Act permit well capitalized and well managed bank holding companies, as determined by the FRB, to acquire banks in any state subject to certain concentration limits and other conditions. Riegle-Neal also generally authorizes the interstate merger of banks. In addition, among other things, Riegle-Neal and the Dodd-Frank Act permit banks to establish new branches on an interstate basis to the same extent a bank chartered by the host state may establish branches. Bank holding companies and banks are required to obtain prior FRB approval to acquire more than 5% of a class of voting securities, or substantially all of the assets, of a bank holding company, bank or savings association.

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

Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”)

Sarbanes-Oxley implemented a broad range of corporate governance and accounting measures for public companies (including publicly-held bank holding companies such as ourselves) designed to promote honesty and transparency in corporate America. Sarbanes-Oxley’s principal provisions, many of which have been interpreted through regulations released in 2003, provide for and include, among other things, (i) requirements for audit committees, including independence and financial expertise; (ii) certification of financial statements by the principal executive officer and principal financial officer of the reporting company; (iii) standards for auditors and regulation of audits; (iv) disclosure and reporting requirements for the reporting company and directors and executive officers; and (v) a range of civil and criminal penalties for fraud and other violations of securities laws.

Corporate Governance and Executive Compensation

Under the Dodd-Frank Act, the SEC has adopted rules granting shareholders a non-binding vote on executive compensation and “golden parachute” payments. Pursuant to modifications of the proxy rules under the Dodd-Frank Act, we will be required to disclose the relationship between executive pay and financial performance, the ratio of the median pay of all employees to the pay of the chief executive officer, and employee and director hedging activities. The Dodd-Frank Act also requires that stock exchanges change their listing rules to require that each member of a listed company’s compensation committee be independent and be granted the authority and funding to retain independent advisors and to prohibit the listing of any security of an issuer that does not adopt policies governing the claw back of excess executive compensation based on inaccurate financial statements. The federal regulatory agencies have proposed new regulations which prohibit incentive-based compensation arrangements that encourage executives and certain other employees to take inappropriate risks.

Federal Home Loan Bank System

Merchants Bank is a member of the Federal Home Loan Bank of Boston (the “FHLBB”), which is one of the regional Federal Home Loan Banks comprising the Federal Home Loan Bank System. Each Federal Home Loan Bank provides a central credit facility primarily for member institutions. Member institutions are required to acquire and hold shares of capital stock in the FHLBB in an amount at least equal to the sum of 0.35% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year. We were in compliance with this requirement at December 31, 2011. We receive dividends on our FHLBB stock. The FHLBB has recently declared dividends equal to an annual yield of approximately the daily average three-month LIBOR yield for the quarter for which the dividend has been declared. Dividend income on FHLBB stock of $32 thousand was recorded during 2011.

Any advances from the FHLBB must be secured by specified types of collateral, and long-term advances may be used for the purpose of providing funds for residential housing finance, commercial lending and to purchase investments. Long term advances may also be used to help alleviate interest rate risk for asset and liability management purposes. As of December 31, 2011, we had approximately $22.56 million in FHLBB advances.

AVAILABLE INFORMATION

We file annual, quarterly, and current reports, proxy statements, and other documents with the SEC. The public may read and copy any materials that we have filed with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC. The public can obtain any documents that we have filed with the SEC at the SEC website at www.sec.gov.

We also make available free of charge on or through our Internet website at www.mbvt.com our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after Merchants electronically files such materials with or furnishes them to the SEC. We also make all filed insider transactions available through our website free of charge. In addition, our Audit Committee, Compensation Committee, and Nominating and Governance Committee Charters as well as our Code of Ethics Policy for Senior Financial Officers, are available free of charge on our website.

ITEM 1A—RISK FACTORS

Interest rate volatility and sustained low interest rates may reduce our profitability.

Our consolidated earnings and financial condition are primarily dependent upon net interest income, which is the difference between interest earned from loans and investments and interest paid on deposits and borrowings. The narrowing of that difference could adversely affect our earnings and financial condition. We cannot predict with certainty or control changes in interest rates. Regional and local economic conditions and the policies of regulatory authorities, including monetary policies of the FRB, affect interest income and interest expense. While we have ongoing policies and procedures designed to manage the risks associated with changes in market interest rates, changes in interest rates still may have an adverse effect on our profitability. A steep yield curve provides opportunities for us as a financial intermediary; however, during 2011, the yield curve flattened. If the yield curve should flatten further, our net interest income could be negatively impacted. Increases in interest rates could affect the amount of loans that we can originate, because higher rates could cause customers to apply for fewer mortgages, or cause depositors to shift funds from accounts that have a comparatively lower cost, to accounts with a higher cost or experience customer attrition due to competitor pricing. If the cost of interest-bearing deposits increases at a rate greater than the yields on interest-earning assets, net interest income will be negatively affected. Changes in the asset and liability mix may also affect net interest income. Similarly, lower interest rates cause higher yielding assets to prepay and floating or adjustable rate assets to reset to lower rates, and at the same time reduce the profitability of our free or very low cost deposit accounts. If we are not able to reduce our funding costs sufficiently, due to either competitive factors or the maturity schedule of existing liabilities, then our net interest margin will decline.

Our financial condition and results of operations have been adversely affected, and may continue to be adversely affected, by the U.S. and international financial market and economic conditions.

We have been, and continue to be, impacted by general business and economic conditions in the United States and, to a lesser extent, abroad. These conditions include short-term and long-term interest rates, inflation, money supply, political issues, legislative and regulatory changes, fluctuations in both debt and equity capital markets, broad trends in industry and finance, unemployment and the strength of the U.S. economy and the local economies in which we operate, all of which are beyond our control. Deterioration in any of these conditions could result in increases in loan delinquencies, and non-performing assets, decreases in loan collateral values, decreases in the value of our investment portfolio and a decrease in demand for our products and services. While there are early indications that the U.S. economy is improving, there remains significant uncertainty regarding the sustainability of the economic recovery, unemployment levels and the impact of the U.S. government’s unwinding of its extensive economic and market support.

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

At December 31, 2011, approximately 47% of our loan portfolio was comprised of commercial, commercial real estate, and construction loans with some relationships exceeding $15 million dollars, exposing us to the risks inherent in financings based upon analyses of credit risk, the value of underlying collateral, including real estate, and other more intangible factors, which are considered in making commercial loans. In general, commercial and commercial real estate loans historically pose greater credit risks, than owner occupied residential mortgage loans. The repayment of commercial real estate loans depends on the business and financial condition of borrowers, and a number of our borrowers have more than one commercial real estate loan outstanding with us. Economic events and changes in government regulations, which we and our borrowers cannot control or reliably predict, could have an adverse impact on the cash flows generated by properties securing our commercial real estate loans and on the values of the properties securing those loans. Repayment of commercial loans depend substantially on the borrowers’ underlying business, financial condition and cash flows. Commercial loans are generally collateralized by equipment, inventory, accounts receivable and other fixed assets. Compared to real estate, that type of collateral is more difficult to monitor, its value is harder to ascertain, it may depreciate more rapidly and it may not be as readily saleable if repossessed.

We are highly regulated, which could limit or restrict our activities and impose financial requirements or limitations on the conduct of our business.

We are subject to regulation and supervision by the FRB and Merchants Bank is subject to regulation and supervision by the FDIC and the Commissioner. Federal and state laws and regulations govern numerous matters, including changes in the ownership or control of banks and bank holding companies, maintenance of adequate capital and the financial condition of a financial institution, permissible types, amounts and terms of extensions of credit and investments, permissible nonbanking activities, the level of reserves against deposits and restrictions on dividend payments. The FDIC and the Commissioner possess the power to issue cease and desist orders to prevent or remedy unsafe or unsound practices or violations of law by banks subject to their regulation, and the FRB possesses similar powers with respect to bank holding companies. These and other restrictions limit the manner in which we may conduct business and obtain financing.

We are also affected by the monetary policies of the FRB. Changes in monetary or legislative policies may affect the interest rates we must offer to attract deposits and the interest rates we must charge on our loans, as well as the manner in which we offer deposits and make loans. These monetary policies have had, and are expected to continue to have, significant effects on the operating results of depository institutions generally, including Merchants Bank.

The Dodd-Frank Act comprehensively reformed the regulation of financial institutions, products and services. Because many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, it is difficult to forecast the impact that such rulemaking will have on us, our customers or the financial industry. Certain provisions of the Dodd-Frank Act that affect deposit insurance assessments, the payment of interest on demand deposits and interchange fees could increase the costs associated with Merchants Bank’s deposit-generating activities, as well as place limitations on the revenues that those deposits may generate. For example, while the FRB has proposed rules pursuant to the Dodd-Frank Act governing debit card interchange fees that apply to institutions with greater than $10 billion in assets, market forces may effectively require all banks to adopt debit card interchange fee structures that comply with these rules.

Among other things, the Dodd-Frank Act established the Consumer Financial Protection Bureau, or the “CFPB,” as an independent bureau of the FRB. The CFPB has the authority to prescribe rules for all depository institutions governing the provision of consumer financial products and services, which may result in rules and regulations that reduce the profitability of such products and services or impose greater costs on us and our subsidiaries. Merchants Bank will be examined by the FDIC for compliance with such rules. The Dodd-Frank Act established new minimum mortgage underwriting standards for residential mortgages and the regulatory agencies have focused on the examination and supervision of mortgage lending and servicing activities. Over the past year there has been a heightened regulatory scrutiny of consumer fees, which may result in new disclosure requirements or regulations regarding the fees that Merchants Bank may charge for products and services.

Regulators may raise capital requirements above current levels in connection with the implementation of Basel III, the Dodd-Frank Act or otherwise, which may require us to hold additional capital which could limit the manner in which we conduct our business and obtain financing. Furthermore, the imposition of liquidity requirements in connection with the implementation of Basel III in the United States, or otherwise, could result in us having to lengthen the term of our funding, restructure our business models, and/or increase our holdings of liquid assets. If the federal banking agencies implement a capital conservation buffer and/or a countercyclical capital buffer, as proposed in Basel III, a failure by us to satisfy the applicable buffer’s requirements would limit our ability to make distributions, including paying out dividends or buying back shares.

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

Our success depends, in large part, on our ability to attract and retain key personnel. Competition for qualified personnel in the financial services industry can be intense and we may not be able to hire or retain the key personnel that we depend upon for success. The unexpected loss of services of one or more of our key personnel could have a material adverse impact on our business because of their skills, knowledge of the markets in which we operate, years of industry experience and the difficulty of promptly finding qualified replacement personnel.

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

Our shareholders may not receive dividends on our common stock.

Holders of our common stock are entitled to receive dividends only when, as and if declared by our board of directors. Although we have historically declared cash dividends on our common stock, we are not required to do so and our board of directors may reduce or eliminate our common stock dividend in the future. Further, the FRB has issued guidelines for evaluating proposals by large bank holding companies to increase dividends or repurchase or redeem shares, which includes a requirement for such firms to develop a capital distribution plan. The FRB has indicated that it is considering expanding these requirements to cover all bank holding companies, which may in the future restrict our ability to pay dividends. A reduction or elimination of dividends could adversely affect the market price of our common stock.

Changes in accounting standards can be difficult to predict and can materially impact how we record and report our financial condition and results of operations.

Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. From time to time, the Financial Accounting Standards Board (“FASB”) changes the financial accounting and reporting standards that govern the preparation of our financial statements. These changes can be hard to anticipate and implement and can materially impact how we record and report our financial condition and results of operations.

Our financial statements are based in part on assumptions and estimates, which, if wrong, could cause unexpected losses in the future.

Pursuant to GAAP, we are required to use certain assumptions and estimates in preparing our financial statements, including in determining credit loss reserves, reserves related to litigation and the fair value of certain assets and liabilities, among other items. If assumptions or estimates underlying our financial statements are incorrect, we may experience material losses. For additional information, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies.”

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

•

the risk that difficulties will arise in connection with the integration of the operations of the acquired business with the operations of our business;

•

the risk that Management will divert its attention from other aspects of our business;

•

the risk that we may lose key employees of the combined business; and

•

the risks associated with entering into geographic and product markets in which we have limited or no direct prior experience.

ITEM 1B—UNRESOLVED STAFF COMMENTS

Merchants has no unresolved comments from the SEC staff.

ITEM 2—PROPERTIES

As of December 31, 2011, we operated 34 full-service banking offices, and 41 ATMs throughout the state of Vermont. In late 2011, we announced our plans to close our branch location in Bellows Falls, Vermont, in 2012. Our headquarters are located at 275 Kennedy Drive, South Burlington, Vermont, which also houses our operations and administrative offices and our Trust division.

We lease certain premises from third parties, including our headquarters, under current market terms and conditions. The offices of all subsidiaries are in good physical condition with modern equipment and facilities considered adequate to meet the banking needs of customers in the communities served. Additional information relating to our properties is set forth in Note 5 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

ITEM 3—LEGAL PROCEEDINGS

We are involved in various legal proceedings arising from our normal business activities. In the opinion of Management, based upon input from counsel on the outcome of such proceedings, final disposition of these proceedings will not have a material adverse effect on our consolidated financial position.

ITEM 4—MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5—MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock and Dividends

The common stock of Merchants is traded on the NASDAQ Global Select Market under the trading symbol “MBVT”. Merchants currently pays dividends on a quarterly basis. Quarterly stock prices and dividends per share paid for each quarterly period during the last two years were as follows:

Quarter Ended	High	Low	Dividends Paid
December 31, 2011	$30.13	$25.27	$0.28
September 30, 2011	27.78	23.79	0.28
June 30, 2011	27.79	23.53	0.28
March 31, 2011	28.87	23.77	0.28
December 31, 2010	29.31	24.15	0.28
September 30, 2010	25.86	22.05	0.28
June 30, 2010	24.21	21.09	0.28
March 31, 2010	23.74	19.57	0.28

High and low stock prices are based upon quotations as reported by the NASDAQ Global Select Market. Prices of transactions between private parties may vary from the ranges quoted above.

As of February 29, 2012, Merchants had 801 shareholders of record. Merchants declared and distributed dividends totaling $1.12 per share during 2011. In January 2012, Merchants declared a dividend of $0.28 per share, which was paid on February 16, 2012, to shareholders of record as of February 2, 2012. Future dividends will depend upon the financial condition and earnings of Merchants and its subsidiaries, its need for funds and other factors, including applicable government regulations.

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

Vermont law requires the approval of state bank regulatory authorities if the dividends declared by state banks exceed prescribed limits. The payment of any dividends by Merchants Bank will be determined based on a number of factors, including recent earnings history, the Bank’s liquidity, asset quality profile and capital adequacy.

Performance Graph

The line-graph presentation below compares cumulative five-year shareholder returns with the NASDAQ Banks and the Russell 2000 Index. The comparison assumes the investment, on December 31, 2006, of $100 in Merchants’ common stock and each of the foregoing indices and reinvestment of all dividends.

Total Return Performance
Merchants Bancshares, Inc.
NASDAQ Bank
Russell 2000
Index Value
180
160
140
120
100
80
60
40
12/31/06
12/31/07
12/31/08
12/31/09
12/31/10
12/31/11

	Period Ending
Index	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
Merchants Bancshares, Inc.	100.00	107.63	90.54	115.03	146.86	162.18
NASDAQ Bank	100.00	80.09	62.84	52.60	60.04	53.74
Russell 2000	100.00	98.43	65.18	82.89	105.14	100.75

The graph and related information furnished under Part II, Item 5 of this Annual Report on Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC, or subject to Regulation 14A or 14C, other than as provided in Item 201 of Regulation S-K, or to the liabilities of Section 18 of the Exchange Act. Such information shall not be incorporated by reference into any future filing under the Securities Act or Exchange Act except to the extent that Merchants specifically incorporates it by reference into such filing.

Securities Authorized for Issuance under Equity Compensation Plans

We maintain equity compensation plans: the 2008 Deferred Compensation Plan for Non-Employee Directors and Trustees and the Amended and Restated Merchants Bancshares, Inc. 2008 Stock Incentive Plan. Each of these plans has been approved by our shareholders. The following table includes information as of December 31, 2011 about these plans. See Note 12 to the Consolidated Financial Statements included in Item 8 for a description of these plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Equity Compensation Plans Approved by Security Holders	121,361(a)	$22.81(b)	588,891
Equity Compensation Plans Not Approved by Security Holders	0	0	0
Total	121,361	$22.81	588,891

(a)

This number relates to the Amended and Restated Merchants Bancshares, Inc. 2008 Stock Incentive Plan.

(b)

This price reflects the weighted-average exercise price of outstanding stock options under the Stock Incentive Plan.

Issuer Repurchase of Equity Securities

We extended, through January 2013, our stock buyback program, originally adopted in January 2007. Under the program we may repurchase 200,000 shares of our common stock on the open market from time to time, and have purchased 143,475 shares at an average price per share of $22.94 since the program's adoption in 2007. We did not repurchase any of our shares during 2010 or 2011, and do not expect to repurchase shares in the near future.

ITEM 6—SELECTED FINANCIAL DATA

The supplementary financial data presented in the following tables contain information highlighting certain significant trends in our financial condition and results of operations over an extended period of time.

The following information should be analyzed in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with the audited consolidated financial statements and related notes included in Item 8 of this Annual Report on Form 10-K.

Merchants Bancshares, Inc.

Five Year Summary of Financial Data

	At or For the Year Ended December 31,
(In thousands except share and per share data)	2011	2010	2009	2008	2007
Results for the Year
Interest and dividend income	$58,018	$60,262	$66,340	$68,582	$64,599
Interest expense	8,644	11,107	16,224	24,929	26,386
Net interest income	49,374	49,155	50,116	43,653	38,213
Provision (credit) for loan losses	750	(1,750)	4,100	1,525	1,150
Net interest income after provision (credit) for loan losses	48,624	50,905	46,016	42,128	37,063
Noninterest income	10,380	11,631	10,315	8,658	9,344
Noninterest expense	41,260	42,427	40,098	35,101	32,288
Income before income taxes	17,744	20,109	16,233	15,685	14,119
Provision for income taxes	3,124	4,648	3,754	3,768	3,261
Net income	$14,620	$15,461	$12,479	$11,917	$10,858

Share Data
Basic earnings per common share	$2.35	$2.51	$2.04	$1.96	$1.77
Diluted earnings per common share	$2.35	$2.51	$2.04	$1.96	$1.76
Cash dividends declared per common share	$1.12	$1.12	$1.12	$1.12	$1.12
Weighted average common shares outstanding (1)	6,212,187	6,167,446	6,105,909	6,069,653	6,148,494
Period end common shares outstanding (2)	6,232,783	6,186,363	6,141,823	6,061,182	6,096,737
Year-end book value per share	$18.54	$16.95	$15.65	$13.89	$13.05
Year-end book value per share (2)	$17.57	$16.06	$14.82	$13.15	$12.35

Key Performance Ratios
Return on average shareholders' equity	14.11%	16.18%	14.73%	15.91%	15.37%
Return on average assets	0.97%	1.07%	0.91%	0.93%	0.96%
Average assets to average equity	6.87%	6.64%	6.16%	5.87%	6.24%
Tier 1 leverage ratio	8.08%	7.90%	7.67%	7.42%	8.14%
Tangible equity ratio	6.80%	6.68%	6.34%	5.94%	6.42%
Dividend payout ratio	47.66%	44.62%	54.90%	57.14%	63.64%
Allowance for loan losses to total loans at year-end	1.03%	1.11%	1.19%	1.05%	1.09%
Nonperforming loans as a percentage of total loans	0.24%	0.45%	1.58%	1.37%	1.26%
Net interest margin	3.51%	3.65%	3.80%	3.58%	3.56%

Average Balances
Total assets	$1,507,656	$1,438,730	$1,376,054	$1,276,855	$1,131,588
Earning assets	1,461,359	1,379,475	1,326,326	1,220,393	1,075,367
Gross loans	971,003	912,363	901,582	781,645	713,119
Investments (3)	436,170	437,058	388,215	428,198	325,860
Total deposits	1,120,234	1,053,503	1,003,778	923,863	873,674
Shareholders' equity	103,639	95,580	84,706	74,916	70,661

At Year-End
Total assets	$1,611,869	$1,487,644	$1,434,861	$1,340,823	$1,170,743
Gross loans	1,027,626	910,794	918,538	847,127	731,508
Allowance for loan losses	10,619	10,135	10,976	8,894	8,002
Investments (3)	520,939	475,386	417,441	440,132	370,704
Total deposits	1,177,880	1,092,196	1,043,319	930,797	867,437
Shareholders' equity	109,537	99,331	90,625	79,310	75,307

(1)

Weighted average common shares outstanding includes an average of 318,110; 318,549; 317,288; 315,130; and 319,357 shares held in Rabbi Trusts for deferred compensation plans for directors for 2011, 2010, 2009, 2008 and 2007, respectively.

(2)

Period end common shares outstanding and year-end book value include 325,703; 327,100; 326,453; 323,754; and 325,789; shares held in Rabbi Trusts for deferred compensation plans for directors for 2011, 2010, 2009, 2008, and 2007, respectively.

(3)

Includes Federal Home Loan Bank stock of $8.63 million.

Merchants Bancshares, Inc.

Summary of Quarterly Financial Information

(Unaudited)

(In thousands except per share data)	2011					2010
	Q4	Q3	Q2	Q1	Year	Q4	Q3	Q2	Q1	Year
Interest and dividend income	$14,390	$14,865	$14,712	$14,051	$58,018	$14,404	$15,169	$15,457	$15,232	$60,262
Interest expense	2,005	2,121	2,219	2,299	8,644	2,585	2,739	2,816	2,967	11,107
Net interest income	12,385	12,744	12,493	11,752	49,374	11,819	12,430	12,641	12,265	49,155
Provision (credit) for loan losses	250	250	250	0	750	(1,950)	(400)	0	600	(1,750)
Noninterest income	2,315	3,412	2,560	2,093	10,380	2,541	3,025	3,155	2,910	11,631
Noninterest expense	9,898	11,045	10,206	10,111	41,260	13,337	10,003	9,621	9,466	42,427
Income before income taxes	4,552	4,861	4,597	3,734	17,744	2,973	5,852	6,175	5,109	20,109
Provision for income taxes	843	680	968	633	3,124	429	1,350	1,589	1,280	4,648
Net income	$ 3,709	$ 4,181	$ 3,629	$ 3,101	$14,620	$ 2,544	$ 4,502	$ 4,586	$ 3,829	$15,461
Basic earnings per share	$ 0.60	$ 0.67	$ 0.58	$ 0.50	$ 2.35	$ 0.41	$ 0.73	$ 0.74	$ 0.62	$ 2.51
Diluted earnings per share	0.59	0.67	0.58	0.50	2.35	0.41	0.73	0.74	0.62	2.51
Cash dividends declared and paid per share	$ 0.28	$ 0.28	$ 0.28	$ 0.28	$ 1.12	$ 0.28	$ 0.28	$ 0.28	$ 0.28	$ 1.12

ITEM 7—	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES

Management’s discussion and analysis of our financial condition and results of operations is based on the consolidated financial statements, which are prepared in accordance with accounting principles generally accepted in the United States. The preparation of such consolidated financial statements requires Management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Management evaluates its estimates on an ongoing basis. Management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis in making judgments about financial statement amounts. Actual results could differ from the amount derived from Management’s estimates and assumptions under different conditions.

Our significant accounting policies are described in more detail in Note 1 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. Management believes the following accounting policies are the most critical to the preparation of the consolidated financial statements.

Allowance for Credit Losses: The allowance for credit losses (“Allowance”) includes the allowance for loan losses and the reserve for undisbursed lines of credit. The Allowance, which is established through the provision for credit losses, is based on Management’s evaluation of the level of allowance required in relation to the estimated losses in the loan portfolio and undisbursed lines of credit. Management believes the Allowance is a significant estimate and therefore evaluates its adequacy each quarter. When determining the appropriate amount of the Allowance, Management considers factors such as previous loss experience, the size and composition of the loan portfolio, current economic and real estate market conditions, the performance of individual loans in relation to contract terms, and the estimated fair value of collateral that secures the loans. The use of different estimates or assumptions could produce a different Allowance.

Income Taxes: We estimate our income taxes for each period for which a statement of income is presented. This involves estimating our actual current tax exposure, as well as assessing temporary differences resulting from differing timing of recognition of expenses, income and tax credits, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheets. We must also assess the likelihood that any deferred tax assets will be recovered from future taxable income and, to the extent that recovery is not likely, a valuation allowance must be established. Significant management judgment is required in determining income tax expense, and deferred tax assets and liabilities. As of December 31, 2011, we determined that no valuation allowance for deferred tax assets was necessary.

Valuation of Investment Securities: Management evaluates securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. When an other-than-temporary impairment has occurred, the amount of the other-than-temporary impairment recognized in earnings depends on whether we intend to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss. To determine whether an impairment is other-than-temporary, we consider all available information relevant to the collectability of the security, including past events, current conditions, and reasonable and supportable forecasts when developing estimates of cash flows expected to be collected. Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to year-end, forecasted performance of the investee, and the general market conditions in the geographic area or industry the investee operates in.

If we intend to sell the security or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss, the impairment is recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. If we do not intend to sell the security and it is not more likely than not that we will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss, the other-than-temporary impairment is separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total impairment related to other factors is recognized in other comprehensive income, net of applicable income taxes.

GENERAL

The following discussion and analysis of financial condition and results of operations of Merchants and its subsidiaries for the three years ended December 31, 2011 should be read in conjunction with the Consolidated Financial Statements and Notes thereto and selected statistical information appearing elsewhere in this Annual Report on Form 10-K. The financial condition and results of operations of Merchants essentially reflect the operations of its principal subsidiary, Merchants Bank. Certain statements contained in this section are forward-looking statements subject to certain risks and uncertainties described in this Annual Report on Form 10-K under the headings “Forward-Looking Statements” and “Risk Factors.”

Non-GAAP Financial Measures

Certain measurements contained in this section which are presented on a fully taxable equivalent basis constitute non-GAAP financial measures as described in this Annual Report on Form 10-K under the heading “Use of Non-GAAP Financial Measures.”

RESULTS OF OPERATIONS

Overview

We realized net income of $14.62 million, $15.46 million and $12.48 million for the years ended December 31, 2011, 2010 and 2009, respectively. Basic earnings per share and diluted earnings per shares were $2.35, $2.51 and $2.04 for the years ended December 31, 2011, 2010 and 2009, respectively. We declared and distributed total dividends of $1.12 per share each year during 2011, 2010 and 2009, respectively. On January 19, 2012, we declared a dividend of $0.28 per share, which was paid on February 16, 2012, to shareholders of record as of February 2, 2012. This quarter represents our 61st consecutive quarterly dividend payment and our 25th consecutive quarter at the current payout level. Total assets reached a record high of $1.61 billion at December 31, 2011, an increase of $124.23 million, or 8.4% over year end 2010. Total shareholders’ equity also reached a record high of $109.54 million at December 31, 2011.

Our return on average equity was 14.11%, 16.18% and 14.73% for 2011, 2010 and 2009, respectively, and our return on average assets was 0.97%, 1.07% and 0.91% for 2011, 2010 and 2009, respectively. Book value per share increased $1.51 per share, or 9.4%, to $17.57 during 2011. Our capital ratios remain strong, with a Tier 1 leverage ratio of 8.08%, a total risk-based capital ratio of 15.92% and a tangible capital ratio of 6.80%.

•

Net interest income - Our taxable equivalent net interest income was $51.30 million for 2011 compared to $50.35 million for 2010. Our taxable equivalent net interest margin decreased by 14 basis points for 2011 to 3.51% from 3.65% for 2010.

•

Provision for Credit Losses - The 2011 provision for credit losses was $750 thousand, compared to a negative provision of $1.75 million for 2010. The 2011 provision was primarily due to loan growth. Asset quality remained high throughout 2011.

•

Loans - We also achieved a new record high in our loan portfolio. Ending loan balances at December 31, 2011 were $1.03 billion, an increase of $116.83 million, or 12.8%, from ending loan balances at December 31, 2010.

•

Investments - Our investment portfolio totaled $512.31 million at December 31, 2011, an increase of $45.55 million from the December 31, 2010 ending balance of $466.76 million.

•

Deposits - Total deposits also reached a record high during 2011 and ended the year at $1.18 billion, an increase of $85.68 million, or 7.8%, from balances of $1.09 billion at December 31, 2010. Demand deposits increased by $56.11 million, or 39.7%, to $197.52 million at December 31, 2011 from $141.41 million at December 31, 2010.

•

Long-term debt prepayment - We prepaid a total of $16.00 million in long-term debt at an average rate of 2.92% during 2011, and we paid a prepayment penalty of $861 thousand in conjunction with the transaction.

Net Interest Income

2011 compared with 2010

As shown on the accompanying schedule on page 28, our taxable equivalent net interest income increased $956 thousand to $51.30 million for the year ended December 31, 2011, compared to $50.35 million for the year ended December 31, 2010. Our taxable equivalent net interest margin decreased by 14 basis points for 2011 to 3.51% from 3.65% for 2010. Our growth in net interest income in spite of margin compression was a result of a larger earning asset base. Our average earning assets increased $81.88 million, or 5.9%, during 2011; $58.64 million of that growth was in our loan portfolio, our highest yielding asset class. In spite of our success in growing the loan portfolio, the average rate on our earning assets decreased by 35 basis points to 4.10% during the year, while the average cost of our interest bearing liabilities decreased 23 basis points to 0.70% for 2011 compared to 0.93% for 2010. We experienced reduced yields on both our loan and investment portfolios. The average rate earned on loans decreased 32 basis points during 2011 to 4.86%, while the average rate earned on our investment portfolio decreased 34 basis points to 2.90% during the same period. Decreased loan yields resulted from the combined effect of the extended low interest rate environment and competitive pressure for strong credits. Decreased yields in our investment portfolio are a result of the extended low interest rate environment, flattening from the longer end of the yield curve and tight spreads for agency issued or guaranteed investments.

We have continued our efforts to offset decreased yields on the asset side by increasing balances in our relatively inexpensive checking and money market account balances and reducing our liability costs. Of the $66.73 million in total growth in average deposits during 2011, $33.14 million was in our demand deposit accounts and $50.51 million was in savings, money market and negotiable order of withdrawal (“NOW”) accounts. These increases were offset by a $16.92 million decrease in time deposits. Average time deposits as a percentage of total average deposits declined to 31.9% for 2011 compared to 35.6% for 2010. The average cost of interest bearing liabilities decreased 23 basis points during 2011 to 0.70%. The cost of interest bearing deposits decreased 14 basis points to 0.47% during 2011 and the cost of total borrowed funds decreased 46 basis points to 1.52% during the same time period.

We continue to work to reduce our dependence on wholesale funding and prepaid a total of $16.00 million in long-term debt with maturities in 2013 and 2015 at an average rate of 2.92% during the third quarter of 2011, and we paid a prepayment penalty of $861 thousand in conjunction with the transaction.

2010 compared with 2009

Our taxable equivalent net interest income decreased $33 thousand to $50.35 million for 2010 compared to $50.38 million for 2009. Our taxable equivalent net interest margin decreased to 3.65% for 2010 compared to 3.80% for 2009. Although our average earning assets for 2010 increased $53.15 million to $1.38 billion, the rate on those earning assets decreased 57 basis points to 4.45% from 5.02% for 2009. Most of the growth in average interest earning assets was in the investment portfolio, where the average annual balance increased $48.84 million to $437.06 million. The investment portfolio also accounted for much of the decrease in the average rate on interest earning assets. The average yield on investments decreased 155 basis points to 3.24% for 2010 compared to 4.79% for 2009. Annual average loans increased $10.78 million to $912.36 million during 2010, and the average yield on the loan portfolio decreased by only 13 basis points to 5.18% during 2010, in spite of the very low interest rate environment.

Average deposits increased $49.73 million to $1.05 billion during 2010. Of this increase in average deposits, $14.88 million, or 29.9%, was in non-interest bearing demand deposits. The average cost of interest bearing deposits dropped by 47 basis points to 0.61% during 2010. Average time deposits as a percentage of total average deposits decreased to 35.6% for 2010 compared to 40.7% for 2009. Average balances during 2010 increased $63.87 million, and, because these balances are priced as part of an overall relationship, the average cost of these deposits increased 37 basis points to 0.94% during 2010.

We prepaid a total of $46.50 million in long-term securities sold under agreements to repurchase at an average rate of 3.74% during the fourth quarter of 2010. We incurred a prepayment penalty of $3.07 million in conjunction with the prepayment. Because the entire prepayment occurred in the fourth quarter of 2010 and $20 million was on the last day of the year, the annual average balance in this category decreased by $3.94 million.

We closed our private placement of an aggregate of $20 million of trust preferred securities on December 15, 2004. The securities carried a fixed rate of interest at 5.95% through December 2009, at which time the rate became variable and adjusts quarterly at a fixed spread over three-month LIBOR. We entered into two interest rate swap arrangements for our trust preferred issuance. The swaps fix the interest rate on $10 million at 6.50% for three years and at 5.23% for seven years for the balance of $10 million. The swaps were effective beginning on December 15, 2009. Our blended cost of the trust preferred issuance beginning in December 2009 was 5.87% for a five-year average term. The impact on net interest income for 2011, 2010 and 2009 from the interest expense on the trust preferred securities was $1.19 million per year. The trust preferred securities mature on December 31, 2034, and are redeemable without penalty at our option, subject to prior approval by the FRB.

The following table presents an analysis of net interest income and illustrates interest income earned and interest expense charged for each major component of interest earning assets and interest bearing liabilities. Yields/rates are computed on a fully taxable-equivalent basis, using a 35% rate. Nonaccrual loans are included in the average loan balance outstanding.

Distribution of Assets, Liabilities and Shareholders' Equity; Interest Rates and Net Interest Margin

	2011			2010			2009
		Interest	Average		Interest	Average		Interest	Average
Taxable equivalent	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(In thousands)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS:
Loans, including fees on loans(a)(b)	$971,003	$47,201	4.86%	$912,363	$47,234	5.18%	$901,582	$47,911	5.31%
Investments (c)	436,170	12,644	2.90%	437,058	14,140	3.24%	388,215	18,587	4.79%
Federal funds sold, securities sold under agreements to repurchase and interest bearing deposits with banks	54,186	103	0.19%	30,054	81	0.27%	36,529	107	0.29%
Total earning assets	1,461,359	$59,948	4.10%	1,379,475	$61,455	4.45%	1,326,326	$66,605	5.02%
Allowance for loan losses	(10,432)			(10,609)			(10,430)
Cash and cash equivalents	10,686			24,460			25,857
Premises and equipment	14,263			13,583			11,935
Other assets	31,780			31,821			22,366
Total assets	$1,507,656			$1,438,730			$1,376,054

LIABILITIES AND SHAREHOLDERS EQUITY:
Interest bearing deposits:
Savings, money market & NOW accounts	$599,296	$1,167	0.19%	$548,788	$1,461	0.27%	$479,951	$1,901	0.40%
Time deposits	357,848	3,307	0.92%	374,768	4,153	1.11%	408,761	7,704	1.88%
Total interest bearing deposits	957,144	4,474	0.47%	923,556	5,614	0.61%	888,712	9,605	1.08%
Federal funds purchased and FHLB short-term borrowings	2,153	1	0.05%	2,730	4	0.15%	7,100	20	0.29%
Securities sold under agreements to repurchase, short-term	217,823	2,064	0.95%	172,165	1,619	0.94%	108,295	621	0.57%
Securities sold under agreements to repurchase, long-term	4,726	141	2.98%	50,056	1,818	3.63%	54,000	1,970	3.65%
Other long-term debt	28,117	773	2.75%	31,179	863	2.77%	83,676	2,818	3.37%
Junior subordinated debentures issued to unconsolidated subsidiary trust	20,619	1,191	5.87%	20,619	1,189	5.86%	20,619	1,190	5.87%
Total borrowed funds	273,438	4,170	1.52%	276,749	5,493	1.98%	273,690	6,619	2.42%
Total interest bearing liabilities	1,230,582	$8,644	0.70%	1,200,305	$11,107	0.93%	1,162,402	$16,224	1.40%

Demand deposits	163,090			129,947			115,066
Other liabilities	10,345			12,898			13,880
Shareholders' equity	103,639			95,580			84,706
Total liabilities & shareholders' equity	$1,507,656			$1,438,730			$1,376,054

Net interest income, FTE (b)		$51,304			$50,348			$50,381
Tax equivalent adjustment		(1,930)			(1,193)			(265)
Net interest income, GAAP		$49,374			$49,155			$50,116

Yield spread			3.40%			3.53%			3.62%

Net interest margin (b)			3.51%			3.65%			3.80%

(a)

Includes principal balance of non-accrual loans and fees on loans.

(b)

Tax exempt interest has been converted to a tax equivalent basis using the Federal tax rate of 35%.

(c)

Includes taxable available for sale securities and held to maturity securities both at amortized cost.  Includes FHLB stock.

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

Analysis of Changes in Fully Taxable Equivalent Net Interest Income

	2011 vs 2010
				Due to
			Increase			Volume/
(In thousands)	2011	2010	(Decrease)	Volume	Rate	Rate
Fully taxable equivalent interest income:
Loans	$ 47,201	$ 47,234	$ (33)	$ 3,036	$ (2,884)	$ (185)
Investments	12,644	14,140	(1,496)	(29)	(1,470)	3
Federal funds sold, securities sold under agreements to repurchase and interest bearing deposits with banks	103	81	22	65	(24)	(19)
Total interest income	59,948	61,455	(1,507)	3,072	(4,378)	(201)
Less interest expense:
Savings, money market & NOW accounts	1,167	1,461	(294)	134	(393)	(35)
Time deposits	3,307	4,153	(846)	(188)	(690)	32
Federal funds purchased and FHLB short-term borrowings	1	4	(3)	(1)	(3)	1
Securities sold under agreements to repurchase, short-term	2,064	1,619	445	429	12	4
Securities sold under agreements to repurchase, long-term	141	1,818	(1,677)	(1,646)	(328)	297
Other long-term debt	773	863	(90)	(85)	(5)	0
Junior subordinated debentures issued to unconsolidated subsidiary trust	1,191	1,189	2	0	2	0
Total interest expense	8,644	11,107	(2,463)	(1,357)	(1,405)	299
Net interest income	$ 51,304	$ 50,348	$ 956	$ 4,429	$ (2,973)	$ (500)

	2010 vs 2009
				Due to
			Increase			Volume/
(In thousands)	2010	2009	(Decrease)	Volume	Rate	Rate
Fully taxable equivalent interest income:
Loans	$ 47,234	$ 47,911	$ (677)	$ 573	$ (1,235)	$ (15)
Investments	14,140	18,587	(4,447)	2,339	(6,028)	(758)
Federal funds sold, securities sold under
agreements to repurchase and interest
bearing deposits with banks	81	107	(26)	(19)	(8)	1
Total interest income	61,455	66,605	(5,150)	2,893	(7,271)	(772)
Less interest expense:
Savings, money market & NOW accounts	1,461	1,901	(440)	273	(623)	(90)
Time deposits	4,153	7,704	(3,551)	(641)	(3,174)	264
Federal funds purchased and FHLB short-term borrowings	4	20	(16)	(13)	(10)	7
Securities sold under agreements to repurchase, short-term	1,619	621	998	366	398	234
Securities sold under agreements to repurchase, long-term	1,818	1,970	(152)	(144)	(9)	1
Other long-term debt	863	2,818	(1,955)	(1,768)	(502)	315
Junior subordinated debentures issued to unconsolidated subsidiary trust	1,189	1,190	(1)	0	0	(1)
Total interest expense	11,107	16,224	(5,117)	(1,927)	(3,920)	730
Net interest income	$ 50,348	$ 50,381	$ (33)	$ 4,820	$ (3,351)	$ (1,502)

Provision for Credit Losses

The allowance for loan losses at December 31, 2011 was $10.62 million, or 1.03% of total loans and 423% of non-performing loans compared to the December 31, 2010 balance of $10.14 million, or 1.11% of total loans and 247% of non-performing loans. We recorded a provision of $750 thousand during 2011 compared to a negative provision for credit losses of $1.75 million during 2010. Although our asset quality remained strong during 2011, our continued strong loan growth during the year was the primary reason for the provision during 2011. Nonperforming assets totaled $2.87 million, or 0.18% of total assets, at December 31, 2011 compared to $4.30 million, or 0.29% of total assets, at the December 31, 2010. Net charge-offs for 2011 were $151 thousand, compared to net recoveries of previously charged-off loans of $802 thousand during 2010. Loans past due 30-89 days were $213 thousand at December 31, 2011, compared to $1.29 million at December 31, 2010. Additionally, accruing substandard loans decreased to $12.41 million at December 31, 2011, compared to $18.07 million at December 31, 2010. We had $358 thousand in other real estate owned (“OREO”) at December 31, 2011 and $191 thousand at December 31, 2010. All of these factors are taken into consideration during Management’s quarterly review of the Allowance. For a more detailed discussion of our Allowance and nonperforming assets, see “Credit Quality and Allowance for Credit Losses.”

NONINTEREST INCOME AND EXPENSES

Noninterest income

2011 compared to 2010

Total noninterest income decreased to $10.38 million for 2011 from $11.63 million for 2010. Excluding net gains (losses) on security sales and other than temporary impairment losses, noninterest income decreased to $9.39 million for 2011 from $9.72 million for 2010. Income from our Trust division increased to $2.52 million for the year ended December 31, 2011, compared to $2.16 million for 2010, a result of a combination of increased sales and improved market performance. Revenue related to service charges on deposits decreased to $4.30 million for 2011, compared to $4.93 million for 2010. The decrease is a result of legislative changes restricting overdrafts that went into effect on August 15, 2010. Net overdraft fee revenue decreased to $3.43 million for 2011, compared to $4.05 million for 2010. Other noninterest income increased slightly to $4.34 million from $4.30 million, a result of increased net debit card income of $75 thousand offset by other smaller decreases.

Our equity in losses of real estate limited partnerships was $1.77 million for 2011 compared to $1.67 million for 2010. We account for our investment in these partnerships using the equity method. Losses generated by the partnerships are recorded as a reduction in our investments in the Consolidated Balance Sheets and as a reduction of noninterest income in the Consolidated Statements of Income. Tax credits generated by the partnerships are recorded as a reduction in the income tax provision. We find these investments attractive because they provide a high targeted internal rate of return, and provide an opportunity to invest in affordable housing in the communities in which we do business.

2010 compared to 2009

Our noninterest income increased to $11.63 million for 2010 compared to $10.32 million for 2009. Excluding net gains on security sales and other-than-temporary impairment losses, noninterest income increased to $9.72 million for 2010 from $9.10 million for 2009. Income from our Trust division increased to $2.16 million for 2010 compared to $1.72 million for 2009. This increase was a result of a combination of increased sales and improved market performance. Revenue related to service charges on deposits decreased to $4.93 million for 2010 compared to $5.67 million for 2009. This decrease is primarily a result of legislative changes relating to overdrafts that went into effect on August 15, 2010. Net overdraft fee revenue for 2010 decreased to $4.05 million compared to $4.73 million for 2009. Other noninterest income increased to $4.30 million for 2010 compared to $3.75 million for 2009. This increase was primarily a result of increased net debit card income. Our equity in losses of real estate limited partnerships was $1.67 million for 2010 compared to $2.05 million for 2009.

Noninterest expense

2011 compared to 2010

Total noninterest expense decreased to $41.26 million from $42.43 million for 2011 compared to 2010. There were a number of increases and decreases that contributed to this overall decrease.

➢

The largest change for 2011 compared to 2010 was a result of decreased prepayment penalties in 2011 compared to 2010. We prepaid a total of $16.00 million in long-term debt during 2011 and incurred prepayment penalties of $861 thousand as a result. We prepaid a total of $46.50 million in long-term debt during 2010 and incurred prepayment penalties of $3.07 million.

➢

Compensation and benefits were $20.52 million for 2011 compared to $20.50 million for 2010.

➢

Occupancy and equipment expenses increased to $7.19 million for 2011 compared to $6.64 million for 2010 as a result of capital investments, which we expect will provide us with additional operating efficiencies and revenue enhancement opportunities.

➢

Legal and professional fees increased to $2.81 million for 2011 compared to $2.44 million for 2010 as consultants were retained to help us explore opportunities for expense reductions and improved operating efficiencies.

➢

FDIC insurance expense for 2011 decreased to $936 thousand from $1.42 million for 2010 as a result of new deposit insurance assessment rules that went into effect on April 1, 2011.

➢

OREO expense for 2011 was $193 thousand, compared to expense recoveries and gains during 2010 related to sales of OREO properties leading to a negative expense of $298 thousand.

➢

Other noninterest expenses were $5.75 million for 2011 compared to $6.01 million for 2010. The primary reason for the decrease was the final disposition of our flood damaged branch in Wilmington, Vermont. We sold the branch for $90 thousand during 2011 and received insurance proceeds of $298 thousand. In total, we booked a gain of approximately $152 thousand related to this branch.

2010 compared to 2009

Our noninterest expense increased to $42.43 million for 2010 from $40.10 million for 2009. There were a number of changes in various categories that contributed to this overall increase. The largest increase for 2010 was due to a $3.07 million prepayment penalty incurred as a result of prepaying $46.50 million in long-term debt. This compared to prepayment penalties on long-term debt totaling $1.55 million for 2009. Compensation and benefits increased to $20.50 million for 2010 compared to $18.86 million for 2009. We added staff in our corporate banking and trust areas during 2010. Additionally, our strong results for 2010 compared to 2009 led to a higher incentive accrual for 2010. Our FDIC insurance expense for 2010 was lower than 2009 as a result of the $630 thousand special assessment recorded during the second quarter of 2009. Additionally, we booked expense recoveries and gains during 2010 related to sales of OREO properties, leading to an expense recovery of $298 thousand compared to an expense of $142 thousand for 2009.

Income Taxes

We recognized $2.60 million, $2.03 million and $1.80 million, respectively, during 2011, 2010, and 2009, in low-income housing, historic rehabilitation and qualified school construction bond tax credits as a reduction in the provision for income taxes. This resulted in an effective tax rate of 17.6%, 23.1% and 23.1%, for 2011, 2010, and 2009, respectively. As of December 31, 2011, we had a net deferred tax asset of $3.45 million arising from temporary differences between our book and tax reporting. This net deferred tax asset is included in other assets in the Consolidated Balance Sheets.

BALANCE SHEET ANALYSIS

Our year-end total assets increased $124.23 million, or 8.3%, to $1.61 billion at December 31, 2011 from $1.49 billion at December 31, 2010, while our average earning assets increased by $81.88 million, or 5.9%, to $1.46 billion at December 31, 2011 from $1.38 billion at December 31, 2010.

Loans

Average loans for 2011 were $971.00 million, a $58.64 million increase over average loans for 2010 of $912.36 million. Loans at December 31, 2011 totaled $1.03 billion, a $116.83 million increase over 2010 ending balances of $910.79 million. We focused on growing our commercial and municipal loan portfolio in 2011 and the growth in these portfolios reflects the acquisition of new customers and growth within our existing customer base. Residential loan growth was concentrated in the last six months of 2011 and was driven by increased first mortgage refinance volume due to the very low interest rate environment.

The composition of our loan portfolio is shown in the following table:

	As of December 31,
(In thousands)	2011	2010	2009	2008	2007
Commercial, financial & agricultural	$ 146,990	$ 112,514	$ 113,980	$ 126,266	$ 90,751
Municipal	101,705	67,861	44,753	2,766	1,989
Real estate – residential	439,818	422,981	435,273	395,834	356,472
Real estate – commercial	313,915	284,296	290,737	273,526	234,675
Real estate – construction	18,993	16,420	25,146	40,357	39,347
Installment	5,806	6,284	7,711	7,670	7,220
All other loans	399	438	938	708	1,054
	$1,027,626	$ 910,794	$ 918,538	$ 847,127	$ 731,508

Totals above are shown net of deferred loans fees of $11 thousand, $(80) thousand, $(140) thousand, $(74) thousand and $22 thousand for 2011, 2010, 2009, 2008 and 2007, respectively.

Balances outstanding to municipalities and schools grew to $101.71 million at December 31, 2011 from $72.26 million at December 31, 2010. The majority of loans in this category consist of short-term notes with repayment generally derived from voter-approved tax payments. These credits are fully underwritten and typically reflect lower inherent risk due to the short-term nature of the loan and the taxing authority of the municipal borrower.

At December 31, 2011, we serviced $1.78 million in residential mortgage loans for investors such as the Federal National Mortgage Association (“FNMA”) and the Federal Home Loan Mortgage Corporation (“FHLMC”), and other financial investors and government agencies. This servicing portfolio continued to decrease during 2011. We have not sold a residential mortgage on the secondary market in over ten years. We do not expected servicing revenue to be a significant revenue source in the future.

The following table presents the contractual maturities of our loan portfolio at December 31, 2011:

(In thousands)	One Year Or Less	Over One Through 5 Years	Over Five Years	Total
Commercial financial & agricultural	$ 47,906	$ 79,241	$ 19,843	$ 146,990
Municipal	69,975	7,815	23,915	101,705
Real estate – residential	8,442	55,401	375,975	439,818
Real estate – commercial	17,175	200,191	96,549	313,915
Real estate – construction	7,068	4,910	7,015	18,993
Installment	3,243	2,484	79	5,806
All other loans	399	0	0	399
	$154,208	$350,042	$523,376	$1,027,626

The following table presents loans maturing after one year that have predetermined interest rates and floating or adjustable interest rates as of December 31, 2011:

(In thousands)	Fixed	Adjustable
Commercial financial & agricultural	$ 48,857	$ 50,227
Municipal	31,730	0
Real estate – residential	394,769	36,607
Real estate – commercial	183,344	113,395
Real estate – construction	778	11,148
Installment	2,560	3
	$662,038	$211,380

Investments

The investment portfolio is used to generate interest income, manage liquidity and mitigate interest rate sensitivity. Our investment portfolio totaled $512.31 million at December 31, 2011, an increase of $45.55 million from the December 31, 2010 ending balance of $466.76 million.

We purchased bonds with a total book value of $358.91 million during 2011; all bonds purchased during the year were agency-backed paper. We sold bonds with a book value of $131.86 million during 2011 for a net pre-tax gain of $1.05 million; these trades allowed us to lock in gains on faster paying mortgage-backed securities, and helped us to reduce our exposure to premium write-off in the portfolio. All but $6.11 million of the bonds in our portfolio carry some type of agency guarantee.

The composition of our investment portfolio at carrying amounts is shown in the following table:

	As of December 31,
(In thousands)	2011	2010	2009
Available for Sale:
U.S. Treasury Obligations	$ 250	$ 250	$ 250
U.S. Agency Obligations	90,419	47,788	40,378
FHLB Obligations	16,676	11,457	13,249
Agency Residential Real Estate Mortgage-backed Securities (“Agency MBSs”)	183,838	174,907	190,995
Agency Collateralized Mortgage Obligations (“Agency CMOs”)	214,480	224,268	153,041
Non-agency Collateralized Mortgage Obligations (“Non-agency CMOs”)	4,855	5,852	6,862
Asset Backed Securities (“ABSs”)	1,233	1,440	2,877
Total available for sale	511,751	465,962	407,652
Held to maturity:
Agency MBSs	558	794	1,159
Total held to maturity	558	794	1,159
Total Securities	$512,309	$466,756	$408,811

Agency MBSs and agency CMOs consist of pools of residential mortgages which are guaranteed by the FNMA, FHLMC, or Government National Mortgage Association (“GNMA”) with various origination dates and maturities. Non-agency CMOs and ABSs are tracked individually by our investment advisor with updates on the performance of the underlying collateral provided at least quarterly. Additionally, our investment advisor performs stress testing of individual bonds that experience greater levels of market volatility.

We use an external pricing service to obtain fair market values for our investment portfolio. We have obtained and reviewed the service provider’s pricing and reference data document. Evaluations are based on market data and vary by asset class and incorporate available trade, bid and other market information. Because many fixed income securities do not trade on a daily basis, the service provider’s evaluated pricing applications apply available information as applicable through processes such as benchmark curves, benchmarking of like securities, sector groupings, and matrix pricing, to prepare evaluations. In addition, model processes, such as the Option Adjusted Spread model are used to assess interest rate impact and develop prepayment scenarios. We test the values provided to us by the pricing service through a combination of back testing on actual sales of securities and by obtaining prices on selected bonds from an alternative pricing source.

Our investment portfolio consists almost entirely of U.S. Treasury and Agency obligations, or Agency-guaranteed mortgage securities. We have two non-agency CMOs with a current book value of $5.30 million and one non-agency ABS with a current book value of $816 thousand. We have performed extensive impairment analyses on all three of these bonds with the assistance of an additional outside expert that specializes in valuing these types of securities. The outside expert performed an in-depth analysis of the underlying collateral and, based on that analysis formulated collateral performance assumptions regarding the likely magnitude and timing of defaults, severities and prepayments. Those assumptions were fed into a model that incorporates all aspects of the deal structure and waterfall and produces a cash flow projection. Data provided by the trustee and the servicer was examined and consideration given to both performance to date characteristics and loan credit characteristics such as the loan to value (“LTV”) ratio, FICO score, geographic location, modification status and vintage, among others. The collateral was divided into several distinct buckets and different default, recovery and prepayment assumptions were applied to each of the buckets. The collateral features weighted most heavily, because they are the most determinative of future performance, were: original LTV, underlying property location, current loan status, and loan modification status. Different liquidation curves, default rates and loss severity assumptions were applied to each bucket.

One of the non-Agency CMOs, with a cost basis of $3.55 million and a fair value of $3.30 million at December 31, 2011, is rated BBB by Fitch and Baa3 by Moody’s. Delinquencies have been fairly low and prepayment speeds for the bond during 2011 have been rapid leading to increased credit support. We own a senior tranche in this bond, although losses are expected in the bond overall, our position in the structure of the bond is expected to protect us from realizing losses. The second bond has a cost basis of $1.75 million and a fair value of $1.51 million. This bond is rated CCC by Fitch and BBB- by S&P. We own a super senior tranche in this bond, although losses are expected in the bond overall, our super senior position in the structure is expected to protect us from realizing losses. The third non-agency bond in our portfolio has an adjusted cost basis of $816 thousand and a fair value of $816 thousand. The bond has insurance backing from Ambac. However, because of Ambac’s uncertain financial status, we place no reliance on the insurance wrap in our impairment analysis. The bond is rated CC by Standard & Poor’s and Caa2 by Moody’s. This is the only bond in our portfolio with subprime exposure and we expect that we will incur losses on this bond. As a result, we have recorded a total of $177 thousand in impairment charges on this bond, the total amount of the principal write downs we expect to experience. We have taken charges of $55 thousand, $80 thousand and $42 thousand during 2011, 2010 and 2008, respectively.

We do not intend to sell the investment securities that are in an unrealized loss position, and it is unlikely that we will be required to sell the investment securities before recovery of their amortized cost bases, which may be maturity.

The contractual final maturity distribution of the debt securities classified as available for sale and held to maturity as of December 31, 2011, are as follows:

SECURITIES AVAILABLE FOR SALE (at fair value):

(In thousands)	Within One Year	After One But Within Five Years	After Five But Within Ten Years	After Ten Years	Total
U.S. Treasury Obligations	$ 250	$ 0	$ 0	$ 0	$ 250
U.S. Agency Obligations	3,023	12,567	69,823	5,006	90,419
FHLB Obligations	3,389	0	13,287	0	16,676
Agency MBSs	20	6,118	32,897	144,803	183,838
Agency CMOs	0	0	3,056	211,424	214,480
Non-agency CMOs	0	0	50	4,805	4,855
ABSs	0	0	0	1,233	1,233
	$6,682	$18,685	$119,113	$367,271	$511,751
Weighted average investment yield	3.53%	2.75%	2.56%	2.52%

SECURITIES HELD TO MATURITY (at amortized cost):

(In thousands)	Within One Year	After One But Within Five Years	After Five But Within Ten Years	After Ten Years	Total
Agency MBSs	$ 0	$ 158	$ 0	$ 400	$ 558
Weighted average investment yield	0	6.78%	0	6.52%

Actual maturities will differ from contractual maturities because borrowers may have rights to call or prepay obligations. Maturities of mortgage-backed securities and collateralized mortgage obligations are based on final contractual maturities.

As a member of the FHLB system, we are required to invest in stock of the FHLB of Boston (the “FHLBB”) in an amount determined based on our borrowings from the FHLBB. At December 31, 2011, our investment in FHLBB stock totaled $8.63 million. During 2011, the FHLBB announced that it would resume paying dividends on its stock. Dividend income on FHLBB stock of $32 thousand was recorded during 2011 and no dividend income was recorded during 2010. The FHLBB continues to be classified as “adequately capitalized” by its primary regulator. The FHLBB announced its eighth consecutive profitable quarter and its fourth consecutive dividend payment on October 27, 2011. Based on current available information, we have concluded that our investment in FHLBB stock is not impaired. We will continue to monitor our investment in FHLBB stock.

Other Assets

Bank Premises and Equipment decreased to $14.23 million at December 31, 2011 from $14.37 million at year-end 2010. During 2011, our branch in Wilmington, Vermont, was heavily damaged by Tropical Storm Irene. We have relocated our branch in that town to a new location and sold our flood damaged building at a small gain over its net book value.

Investments in Real Estate Limited Partnerships decreased $64 thousand due to amortization of existing investments. These partnerships provide affordable housing in the communities in which we do business, and provide us with an acceptable level of return on our investment.

We entered into a sale leaseback arrangement for our principal office in South Burlington, Vermont, in June 2008. Deferred gains on the sale leaseback transaction resulted in a $423 thousand offset to rent expense per year through 2015 and $1.06 million thereafter.

Deposits

Our year-end deposit balances increased to a record high of $1.18 billion, or 7.8%, from December 31, 2010 balances of $1.09 billion. The composition of our deposit balances is shown in the following table:

	As of December 31,
(In thousands)	2011	2010	2009
Demand	$ 197,522	$ 141,412	$ 119,742
Free Checking for Life®	247,341	239,016	234,028
Other savings and NOW	78,885	55,947	47,837
Money market accounts	305,884	289,618	247,169
Time deposits	348,248	366,203	394,543
	$1,177,880	$1,092,196	$1,043,319

We experienced growth in transaction accounts led by business and retail balances, during 2011. Demand deposits increased by $56.11 million, or 39.7%, to $197.52 million at year end 2011 from $141.41 million at the end of 2010, due in part to the migration away from time deposit categories during 2011. Time deposits decreased to 29.6% of total deposits at December 31, 2011 from 33.5% of total deposits at December 31, 2010.

Time deposits of $100 thousand and greater at December 31, 2011 and 2010 had the following schedule of maturities:

	As of December 31,
(In thousands)	2011	2010
Three months or less	$ 32,836	$ 34,265
Three to six months	26,169	27,121
Six to twelve months	39,103	43,413
One to five years	29,195	22,950
	$127,303	$127,749

Other Liabilities

Balances in our cash management sweep product totaled $262.53 million at December 31, 2011 compared to $224.69 million at December 31, 2010. The balances are included with “Securities sold under agreements to repurchase” on the accompanying consolidated balance sheet. The 16.8% increase is attributable to new and expanded municipal banking relationships. As mentioned previously, we prepaid the remainder of our long-term securities sold under agreements to repurchase of $7.50 million, reducing that funding source to zero at December 31, 2011 from $7.50 million at December 31, 2010. Additionally, we prepaid $8.50 million in long-term debt during 2011 contributing to the decrease of $8.58 million in that category.

On December 15, 2004, we closed our private placement of an aggregate of $20 million of trust preferred securities. The placement occurred through a newly-formed Delaware statutory trust affiliate, MBVT Statutory Trust I (the “Trust”) as part of a pooled trust preferred program. The Trust was formed for the sole purpose of issuing capital securities; these securities are non-voting. We own all of the common securities of the Trust. The proceeds from the sale of the capital securities were loaned to us under subordinated debentures issued to the Trust. The debentures are the only asset of the Trust and payments under the debentures are the sole revenue of the Trust. Our primary source of funds to pay interest on the debentures held by the Trust is current dividends from our principal subsidiary, Merchants Bank. Accordingly, our ability to service the debentures is dependent upon the continued ability of Merchants Bank to pay dividends to us.

These hybrid securities qualify as regulatory capital, up to certain regulatory limits. At the same time, they are considered debt for tax purposes, and as such, interest payments are fully deductible. The trust preferred securities total $20.62 million, and carried a fixed rate of interest through December 2009, at which time the rate became variable and adjusts quarterly at a fixed spread over three-month LIBOR. We entered into two interest rate swap arrangements for our trust preferred issuance. The swaps fix the interest rate on $10 million at 6.50% for three years and at 5.23% for seven years for the balance of $10 million. The swaps were effective beginning on December 15, 2009. The trust preferred securities mature on December 31, 2034, and were redeemable at our option, subject to prior approval by the FRB, beginning in December 2009.

CREDIT QUALITY AND ALLOWANCE FOR CREDIT LOSSES

The United States economy showed slight improvement during 2011, although high unemployment and foreclosure rates continued in certain parts of the country. Although Vermont, our primary market, has not been immune to this economic turmoil, the state has one of the lowest foreclosure rates in the country, home price depreciation has been muted, and the unemployment rate is lower than the national average.

Credit quality

Credit quality is a major strategic focus of ours. Although we actively manage current nonperforming and classified loans, there is no assurance that we will not have increased levels of problem assets in the future. The make up of the nonperforming pool is dynamic with accounts moving in and out of this category over time. The following table summarizes our nonperforming loans (“NPL”) and nonperforming assets (“NPA”) as of December 31, 2007, through December 31, 2011:

(In thousands)	2011	2010	2009	2008	2007
Nonaccrual loans	$1,953	$3,171	$13,412	$ 9,361	$1,409
Loans greater than 90 days and accruing	0	384	88	57	57
Troubled debt restructured loans	558	549	981	2,225	7,765
Total nonperforming loans	2,511	4,104	14,481	11,643	9,231
OREO	358	191	655	802	475
Total nonperforming assets	$2,869	$4,295	$15,136	$12,445	$9,706

Non-performing loans at December 31, 2011 were $2.51 million, a decrease of $1.59 million from December 31, 2010 balances of $4.10 million. The reduction was the result of successful work out arrangements with various borrowers involving asset sales or refinancing through a third party. Of the total $2.51 million in nonperforming loans in the table above, $1.99 million are residential mortgages. Our residential first lien mortgage portfolio consists entirely of traditional mortgages which are fully documented and underwritten.

We take a proactive risk management approach by conducting periodic stress-testing of the existing residential loan portfolio and adjusting underwriting requirements, if necessary, based upon the results of the analysis. The assumptions used in the stress testing include: credit score migration; calculation of possible losses using conservative assumptions of market decline; review of life-of-loan delinquency levels relative to loan size and credit score; analysis of the portfolio by loan size, and distribution within the portfolio by loan-to-value ratios. Based upon the results of assessments of the residential loan portfolio conducted in 2011 and 2010, Management concluded that current reserve levels were adequate.

Our analysis indicates that, through a combination of estimated collateral value and, where needed, an appropriately allocated reserve, any additional loss exposure on current non-accruing loans is minimal.

Troubled debt restructurings (“TDR”) represent balances where the existing loan was modified involving a concession in rate, term or payment amount due to the distressed financial condition of the borrower. There were seven restructured residential mortgages at December 31, 2011 with balances totaling $558 thousand, compared to four borrowers at December 31, 2010 with balances totaling $403 thousand. Five TDRs at December 31, 2011 continue to pay as agreed according to the modified terms and are considered well-secured, while two are in foreclosure. It is expected that these two properties will be auctioned during the first and second quarters of 2012.

OREO at December 31, 2011 totaled $358 thousand and consists of two residential properties and one commercial parcel of land. All OREO is marketed for sale and is carried at estimated fair value less estimated costs to sell.

Excluded from the nonperforming balances discussed above are our loans that are 30 to 89 days past due, which are not necessarily considered classified or impaired. Loans 30 to 89 days past due as a percentage of total loans as of the periods indicated are presented in the following table:

Year Ended	30-89 Days
December 31, 2011	0.02%
December 31, 2010	0.14%
December 31, 2009	0.09%
December 31, 2008	0.16%
December 31, 2007	0.09%

Loans, including impaired loans, are generally classified as nonaccrual if they are past due as to maturity or payment of principal or interest for a period of more than 90 days. If a loan or a portion of a loan is internally classified as impaired or is partially charged-off, the loan is classified as nonaccrual. Loans that are on a current payment status or past due less than 90 days may also be classified as nonaccrual if repayment in full of principal and/or interest is in doubt. Income accruals are suspended on all nonaccruing loans, and all previously accrued and uncollected interest is charged against current income.

Loans may be returned to accrual status when there is a sustained period of repayment performance (generally a minimum of six months) by the borrower, in accordance with the contractual terms of the loans and all principal and interest amounts contractually due, including arrearages, are reasonably assured of repayment within an acceptable period of time.

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

A loan remains in nonaccruing status until the factors which suggest doubtful collectability no longer exist, the loan is liquidated, or when the loan is determined to be uncollectible, and is charged off against the allowance for loan losses. In those cases where a nonaccruing loan is secured by real estate, we can, and may, initiate foreclosure proceedings. The result of such action will either be to cause repayment of the loan with the proceeds of a foreclosure sale or to give us possession of the collateral in order to manage a future resale of the real estate. Foreclosed property is recorded at the lower of its cost or estimated fair value, less any estimated costs to sell. Any cost in excess of the estimated fair value on the transfer date is charged to the allowance for loan losses, while further declines in market values are recorded as OREO expense in the consolidated statement of income. Impaired loans, which primarily consist of non-accruing residential mortgage and commercial real estate loans, totaled $2.51 million and $4.10 million at December 31, 2011 and 2010, respectively, and are included as nonaccrual and TDR loans in the table above. At December 31, 2011, $885 thousand of impaired loans had specific reserve allocations totaling $227 thousand.

Substandard loans at December 31, 2011 totaled $13.98 million and include $1.57 million of the impaired loans discussed above and another $12.41 million of loans that continue to accrue interest. Loans identified as substandard have well-defined weaknesses that, if not addressed, could result in a loss. These accruing substandard loans have generally continued to pay promptly and Management conducts regularly scheduled comprehensive reviews of the borrowers’ financial condition, payment performance, accrual status and collateral. These reviews also ensure that these troubled accounts are properly administered with a focus on loss mitigation and that any potential loss exposures are appropriately quantified, and reserved for. The findings of this review process are a key component in assessing the adequacy of our loan loss reserve.

Accruing substandard loans at December 31, 2011 reflect a $5.66 million decrease in balances since December 31, 2010. At December 31, 2011, accruing substandard loans related to owner-occupied commercial real estate totaled $8.18 million, investor real estate loans totaled $2.33 million, commercial construction loans totaled $616 thousand, and $607 thousand in substandard loans are outstanding to corporate borrowers in a variety of different industries. Five borrowers in a variety of industries account for 68% of the total accruing substandard loans, and approximately $3.48 million of the total accruing substandard loans carry some form of government guarantee.

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

Allowance for Credit Losses

The allowance for credit losses is made up of two components: the allowance for loan losses (“ALL”) and the reserve for undisbursed lines. The ALL is based on Management's estimate of the amount required to reflect the known and inherent risks in the loan portfolio, based on circumstances and conditions known at each reporting date. We review the adequacy of the ALL quarterly. Factors considered in evaluating the adequacy of the ALL include previous loss experience, the size and composition of the portfolio, risk rating composition, current economic and real estate market conditions and their effect on the borrowers, the performance of individual loans in relation to contractual terms and estimated fair values of properties that secure impaired loans.

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

The following table summarizes the allowance for loan losses allocated by loan type:

(In thousands)	2011	2010	2009	2008	2007
Commercial financial & agricultural	$ 2,412	$ 2,112	$ 3,106	$ 2,840	$ 1,843
Municipal	307	236	134	0	0
Real estate – residential	3,025	2,367	2,222	1,033	775
Real estate – commercial	4,442	5,098	4,943	4,254	4,204
Real estate – construction	393	277	349	542	1,070
Installment	23	24	39	4	4
All other loans	17	21	183	221	106
Allowance for loan losses	$10,619	$10,135	$10,976	$ 8,894	$ 8,002

Losses are charged against the ALL when Management believes that the collectability of principal is doubtful. To the extent Management determines the level of anticipated losses in the portfolio increased or diminished, the ALL is adjusted through current earnings. Overall, Management believes that the ALL is maintained at an adequate level, in light of historical and current factors, to reflect the level of credit risk in the loan portfolio. Loan loss experience and nonperforming asset data are presented and discussed in relation to their impact on the adequacy of the ALL.

The following table reflects our loan loss experience and activity in the Allowance for Credit Losses for the past five years:

(In thousands)	2011	2010	2009	2008	2007
Average loans outstanding	$971,003	$912,363	$901,582	$781,645	$713,119
Allowance beginning of year	10,754	11,702	9,311	8,350	7,281
Charge-offs:
Commercial, financial & agricultural and all other loans	(80)	(1,691)	(1,355)	(16)	(170)
Real estate – residential	(83)	(25)	(255)	(28)	0
Real estate – commercial	(60)	(259)	(258)	0	(242)
Real estate – construction	(96)	0	0	(637)	0
Installment	(10)	(2)	(8)	0	(20)
Total charge-offs	(329)	(1,977)	(1,876)	(681)	(432)
Recoveries:
Commercial, financial & agricultural and all other loans	101	2,128	110	60	271
Real estate – residential	4	20	2	1	0
Real estate – commercial	44	31	51	56	79
Real estate – construction	25	593	3	0	0
Installment	4	7	1	0	1
Total recoveries	178	2,779	167	117	351
Net (charge-offs) recoveries	(151)	802	(1,709)	(564)	(81)
Provision (credit) for credit losses	750	(1,750)	4,100	1,525	1,150
Allowance end of year	$ 11,353	$ 10,754	$ 11,702	$ 9,311	$ 8,350
Ratio of net charge-offs to average loans outstanding	(0.02)%	0.09%	(0.19)%	(0.72)%	(0.01)%

Components:

Allowance for loan losses	$ 10,619	$ 10,135	$ 10,976	$ 8,894	$ 8,002
Reserve for undisbursed lines of credit	734	619	726	417	348
Allowance for credit losses	$ 11,353	$ 10,754	$ 11,702	$ 9,311	$ 8,350

We recorded a provision for credit losses of $750 thousand during 2011 compared to a negative provision for credit losses of $1.75 million in 2010. The increase in the provision was primarily a result of our loan growth during 2011. Additionally, we experienced net charge-offs during 2011 of $151 thousand compared to net recoveries of $802 thousand for 2010.

The following table reflects our nonperforming asset and coverage ratios as of the dates indicated:

	2011	2010	2009	2008	2007
NPL to total loans	0.24%	0.45%	1.58%	1.37%	1.26%
NPA to total assets	0.18%	0.29%	1.05%	0.93%	0.83%
Allowance for loan losses to total loans	1.03%	1.11%	1.19%	1.05%	1.09%
Allowance for loan losses to NPL	423%	247%	76%	76%	87%

We will continue to take all appropriate measures to restore nonperforming assets to performing status or otherwise liquidate these assets in an orderly fashion so as to maximize their value. There can be no assurances that we will be able to complete the disposition of nonperforming assets without incurring further losses.

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

The Loan Committee and the credit department regularly monitor our loan portfolio. The entire loan portfolio, as well as individual loans, is reviewed for loan performance, compliance with internal policy requirements and banking regulations, creditworthiness, and strength of documentation. We monitor loan concentrations by individual borrowers, industries and loan types. As part of the annual credit policy review process, targets are set by loan type for the total portfolio. Credit risk ratings assessing inherent risk in individual loans are assigned to commercial loans at origination and are routinely reviewed by lenders and Management on a periodic basis according to total exposure and risk rating. These internal reviews assess the adequacy of all aspects of credit administration, additionally we maintain an on-going active monitoring process of loan performance during the year. We have also hired external loan review firms to assist in monitoring both the commercial and residential loan portfolios. The commercial loan review firm reviews at a minimum 60% in dollar volume of our commercial loan portfolio each year. These comprehensive reviews assessed the accuracy of our risk rating system as well as the effectiveness of credit administration in managing overall credit risks.

All loan officers are required to service their loan portfolios and account relationships. Loan officers, a commercial workout officer, or collection personnel take remedial actions to assure full and timely payment of loan balances as necessary, with the supervision of the Senior Lender and the Senior Credit Officer.

EFFECTS OF INFLATION

The financial nature of our consolidated balance sheet and statement of income is more clearly affected by changes in interest rates than by inflation, but inflation does affect us because as prices increase the money supply tends to increase, the size of loans requested tends to increase, total company assets increase, and interest rates are affected by inflationary expectations. In addition, operating expenses tend to increase without a corresponding increase in productivity. There is no precise method, however, to measure the effects of inflation on our financial statements. Accordingly, any examination or analysis of the financial statements should take into consideration the possible effects of inflation.

LIQUIDITY AND CAPITAL RESOURCE MANAGEMENT

General

Liquid assets are maintained at levels considered adequate to meet our liquidity needs. Liquidity is adjusted as appropriate to meet asset and liability management objectives. Liquidity is monitored by the Asset and Liability Committee (“ALCO”) of Merchants Bank’s Board of Directors, based upon Merchants Bank’s policies. Our primary sources of liquidity are deposits, amortization and prepayment of loans, maturities of investment securities and other short-term investments, periodic principal repayments on mortgage-backed and other amortizing securities, advances from the FHLBB, and earnings and funds provided from operations. While scheduled principal repayments on loans are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by market interest rates, economic conditions, and rates offered by our competition. Interest rates on deposits are priced to maintain a desired level of total deposits.

As of December 31, 2011, we could borrow up to $44 million in overnight funds through unsecured borrowing lines established with correspondent banks. We have established both overnight and longer term lines of credit with FHLBB. FHLBB borrowings are secured by residential mortgage loans. The total amount of loans pledged to the FHLB for both short and long-term borrowing arrangements totaled $225.86 million at December 31, 2011. We have additional borrowing capacity with the FHLBB of $111.76 million as of December 31, 2011. We have also established a borrowing facility with the FRB which will enable us to borrow at the discount window. Additionally, we have the ability to borrow through the use of repurchase agreements, collateralized by Agency MBS and Agency CMO, with certain approved counterparties. Our investment portfolio, which is managed by the ALCO, has a book value of $501.97 million at December 31, 2011, of which $299.36 million was pledged. The portfolio is a reliable source of cash flow for us. We closely monitor our short term cash position. Any excess funds are either left on deposit at the FRB, or are in a fully insured account with one of our correspondent banks.

FHLBB short-term borrowings mature daily and there was no outstanding balance at December 31, 2011. The demand note due to the U.S. Treasury matures daily and bears interest at the federal funds rate less 0.25%. The rate on this borrowing at December 31, 2011 was zero.

(Dollars in thousands)	Year Ended December 31, 2011	Year Ended December 31, 2010
FHLB and other short-term borrowings
Amount outstanding at end of period	$ 0	$ 0
Maximum month-end amount outstanding	0	13,000
Average amount outstanding	359	1,316
Weighted average-rate during the period	0.28%	0.31%
Weighted average rate at period end	0%	0%
Demand note due U.S. Treasury
Amount outstanding at end of period	$ 0	$ 2,964
Maximum month-end amount outstanding	3,013	3,330
Average amount outstanding	1,794	1,414
Weighted average-rate during the period	0.00%	0%
Weighted average rate at period-end	0.00%	0%
Securities sold under agreement to repurchase, short-term
Amount outstanding at end of period	$ 262,527	$ 224,693
Maximum month-end amount outstanding	266,897	224,693
Average amount outstanding	217,823	172,165
Weighted average-rate during the period	0.95%	0.94%
Weighted average rate at period end	0.91%	1.01%

Contractual Obligations

We have certain long-term contractual obligations, including long-term debt agreements, operating leases for branch operations, and time deposits. The maturity schedules for these obligations are as follows:

(In thousands)	Less than One year	One Year To Three Years	Three Years To Five Years	Over Five Years	Total
Debt maturities	$ 78	$ 163	$20,170	$ 2,151	$ 22,562
Junior subordinated debentures	0	0	0	20,619	20,619
Operating lease payments	1,037	1,491	1,184	3,023	6,735
Time deposits	277,402	47,926	22,914	6	348,248
	$ 278,517	$49,580	$44,268	$25,799	$398,164

Commitments and Off-Balance Sheet Risk

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments primarily include commitments to extend credit and financial guarantees. Such instruments involve, to varying degrees, elements of credit and interest rate risk that are not recognized in the accompanying consolidated balance sheets.

Exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and financial guarantees written is represented by the contractual amount of those instruments. We use the same credit policies in making commitments as we do for on-balance sheet instruments. The contractual amounts of these financial instruments at December 31, 2011 are as follows:

(In thousands)	Contractual Amount
Financial instruments whose contract amounts represent credit risk:
Commitments to originate loans	$ 17,569
Unused lines of credit	186,196
Standby letters of credit	4,262
Loans sold with recourse	22
Equity commitments to affordable housing limited partnerships	2,619

Commitments to originate loans are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments to originate loans generally have expiration dates within 60 days of the commitment. Unused lines of credit have expiration dates ranging from one to two years from the date of the commitment. Because a portion of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent a future cash requirement. We evaluate each customer's creditworthiness on a case-by-case basis. Upon extension of credit, we obtain an appropriate amount of real and/or personal property as collateral based on our credit evaluation of the counterparty.

We do not issue any guarantees that would require liability-recognition or disclosure, other than standby letters of credit. We have issued conditional commitments in the form of standby letters of credit to guarantee payment on behalf of a customer and guarantee the performance of a customer to a third party. Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit totaled approximately $4.26 million and $4.91 million at December 31, 2011 and 2010, respectively, and represent the maximum potential future payments we could be required to make. Typically, these instruments have terms of 12 months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance sheet instruments. Our policies governing loan collateral apply to standby letters of credit at the time of credit extension. LTV ratios are generally consistent with LTV requirements for other commercial loans secured by similar types of collateral. The fair value of our standby letters of credit at December 31, 2011 and 2010 was insignificant.

Equity commitments to affordable housing partnerships represent funding commitments for certain limited partnerships. These partnerships were created for the purpose of acquiring, constructing and/or redeveloping affordable housing projects. The funding of these commitments is generally contingent upon substantial completion of the project and none extend beyond the fifth anniversary of substantial completion.

Capital Resources

In general, capital growth is essential to support deposit and asset growth and to ensure our strength and safety. Net income increased our capital by $14.62 million in 2011, $15.46 million in 2010 and $12.48 million in 2009. Payment of dividends decreased our capital by $6.95 million, $6.90 million and $6.83 million while the use of treasury stock to fund our dividend reinvestment plan increased our capital by $719 thousand, $796 thousand and $796 thousand during 2011, 2010 and 2009, respectively. In December 2004 we privately placed $20 million in capital securities as part of pooled trust preferred program. These capital securities have certain features that make them an attractive funding vehicle. The securities qualify as regulatory capital under regulatory adequacy guidelines, and are included in capital in the table below.

Changes in the market value of our available for sale investment portfolio, net of tax, increased capital by $1.94 million in 2011 and decreased capital by $796 thousand in 2010. Our pre-tax unrecognized net actuarial loss in our pension plan was $4.13 million at December 31, 2011 which resulted in a cumulative after-tax charge to equity of $2.68 million. Our unrealized loss on our interest rate swaps, net of taxes, at December 31, 2011, reduced capital by a cumulative $914 thousand.

We extended, through January 2013, our stock buyback program, originally adopted in January 2007. Under the program, we may repurchase up to 200,000 shares of our common stock on the open market from time to time, and have purchased 143,475 shares at an average price per share of $22.94 since the program's adoption in 2007. We did not repurchase any of our shares during 2011, and do not expect to repurchase shares in the near future.

ITEM 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

RISK MANAGEMENT

General

Our Management and Board of Directors are committed to sound risk management practices throughout the organization. We have developed and implemented a centralized risk management monitoring program. Risks associated with our business activities and products are identified and measured as to probability of occurrence and impact on us (low, moderate, or high), and the control or other activities in place to manage those risks are identified and assessed. Periodically, department-level and senior managers re-evaluate and report on the risk management processes for which they are responsible. This documented program provides us with a comprehensive framework for monitoring our risk profile from a macro perspective. It also serves as a tool for assessing internal controls over financial reporting as required under the FDICIA and the Sarbanes-Oxley Act of 2002.

Market Risk

Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates or prices such as interest rates, foreign currency exchange rates, commodity prices, and equity prices. Our primary market risk exposure is interest rate risk. An important component of our asset and liability management process is the ongoing monitoring and management of this risk, which is governed by established policies that are reviewed and approved annually by our Board of Directors. Our Investment Policy details the types of securities that may be purchased, and establishes portfolio limits and maturity limits for the various sectors. The Investment Policy also establishes specific investment quality limits. Our Board of Directors has established a board-level Asset/Liability Committee, which delegates responsibility for carrying out the asset/liability management policies to the Management-level Asset/Liability Committee (the “ALCO”). The ALCO, chaired by the Chief Financial Officer and composed of members of senior management, develops guidelines and strategies impacting our asset and liability management related activities based upon estimated market risk sensitivity, policy limits and overall market interest rate levels and trends. The ALCO manages the investment portfolio. As the portfolio has grown, the ALCO has used portfolio diversification as a way to mitigate the risk of being too heavily invested in any single asset class. We continued to work to maximize net interest income while mitigating risk during the year through further repositioning of the investment portfolio, selective sales of specific securities, as well as carefully monitoring the overall duration and average life of the portfolio, and monitoring individual securities, among other strategies. We have an outside investment advisory firm which helps us identify opportunities for increased yield, without significantly increasing risk, in the investment portfolio. The ALCO and the investment advisor have frequent conference calls to discuss portfolio activity and to set future strategy. Additionally, any specific bonds or sectors that require additional attention are discussed on these calls.

Liquidity Risk

Our liquidity is measured by our ability to raise cash when needed at a reasonable cost. We must be capable of meeting expected and unexpected obligations to customers at any time. Given the uncertain nature of customer demands as well as the need to maximize earnings, we must have available reasonably priced sources of funds, on- and off-balance sheet, which can be accessed quickly in time of need. As discussed above under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resource Management,” we have several sources of readily available funds, including the ability to borrow using our investment portfolio as collateral. We also monitor our liquidity on a quarterly basis in compliance with our Liquidity Contingency Plan. We have expanded our liquidity monitoring process over the last year and have partnered with our ALCO consultant to provide a more robust modeling process that monitors early liquidity stress triggers, and also allows us to model worst case liquidity scenarios, and various responses to those scenarios.

Financial markets have been volatile and challenging for many financial institutions. Because of our favorable credit quality and strong balance sheet, we have not experienced any liquidity constraints through the end of 2011. During the past several quarters, our liquidity position has been strong, as depositors and investors in the wholesale funding markets seek strong financial institutions.

Interest Rate Risk

Interest rate risk is the exposure to a movement in interest rates, which, as described above, affects our net interest income. Asset and liability management is governed by policies reviewed and approved annually by Merchants Bank’s Board of Directors. The ALCO meets frequently to review and develop asset/liability management strategies and tactics.

The ALCO is responsible for evaluating and managing the interest rate risk which arises naturally from imbalances in repricing, maturity and cash flow characteristics of our assets and liabilities. Techniques used by the ALCO take into consideration the cash flow and repricing attributes of balance sheet and off-balance sheet items and their relation to possible changes in interest rates. The ALCO manages interest rate exposure primarily by using on-balance sheet strategies, generally accomplished through the management of the duration, rate sensitivity and average lives of our various investments, and by extending or shortening maturities of borrowed funds, as well as carefully managing and monitoring the pricing of loans and deposits. The ALCO also considers the use of off-balance sheet strategies, such as interest rate caps and floors and interest rate swaps, to help minimize the Company’s exposure to changes in interest rates. By using derivative financial instruments to hedge exposures to changes in interest rates we are exposed to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes us, creating credit risk. We minimize credit risk in derivative instruments by entering into transactions only with high-quality counterparties. The market risk associated with interest-rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.

The ALCO is responsible for ensuring that our Board of Directors receives accurate information regarding our interest rate risk position at least quarterly. The investment advisory firm and ALCO consultant meet collectively with the board and Management-level ALCOs on a quarterly basis. During these meetings the ALCO consultant reviews our current position and discusses future strategies, as well as reviewing the result of rate shocks of its balance sheet and a variety of other analyses. The investment advisor reports on the overall performance of the portfolio and performs modeling of the cash flow, effective duration, and yield characteristics of the portfolio under various interest rate scenarios; and also reviews and provides detail on individual holdings in the portfolio.

The ALCO consultant’s most recent review was as of December 31, 2011. The consultant ran a base simulation assuming no changes in rates as well as a 200 basis point rising and, because rates continue to be very low, a 100 basis point falling interest rate scenario that assumes a parallel and pro rata shift of the yield curve over a one-year period, and no growth assumptions. Additionally, the consultant ran a 400 basis point rising simulation that assumed a parallel shift of the curve over 24 months, and a 500 basis point rising simulation which assumed the curve flattened over a 24 month time frame. A summary of the results is as follows:

Current/Flat Rates: Net interest income levels are projected to trend downward throughout the simulation as the sustained low rate environment has us adding assets at lower than portfolio levels while funding costs are nearing their floors. This downward trend becomes more pronounced each quarter as interest rates remain very low.

Falling Rates: If rates fall 100 basis points (which would push the ten year Treasury rate below 1%) our net interest income is projected to trend in line with the base case over the first year as deposit rates are assumed to move to close to one basis point. Thereafter net interest income trends downward rapidly as funding rate reductions subside while asset cash flow continues to reset at reduced yields. Accelerated prepayment speeds on mortgage-based assets exacerbate the impact of lower rates. Margins are challenged in this environment as funding relief has been exhausted while asset cash flow continues to reprice lower.

Rising Rates: In spite of the fact that we are liability sensitive based on our static gap position, higher rates are better for us under all scenarios because our low cost deposits can be invested at higher rates. In the up 200 basis points scenario, net interest income is projected to increase quickly as asset yields reprice more quickly than funding costs and asset cash flows are reinvested at higher rates. A more pronounced rising rate scenario is projected to trend slightly lower than the up 200 basis points scenario over the first two years due to additional pricing pressure on deposit rates, but eventually moves higher.

As of December 31, 2011, our one-year static gap position was a $169.04 million liability sensitive position, a decrease from the $216.27 million liability sensitive position at December 31, 2010. This change is primarily a result of increased prepayment expectations in our loan and investment portfolios as a result of the sustained low interest rate environment. This trend has been somewhat mitigated by our deposit growth during the year being concentrated in transaction accounts and short-term CDs as customers have chosen to keep their money short. Our ALCO investment consultant modeled a 200 basis point rising and, because rates continue to be low, a 100 basis point falling interest rate scenario that assume a parallel and pro rata shift of the yield curve over a one-year period. We have established a target range for the change in net interest income of zero to 7.5%. The net interest income simulation as of December 31, 2011 showed that the change in net interest income for the next 12 months from our expected or “most likely” forecast was as follows:

Rate Change	Percent Change in Net Interest Income
Up 200 basis points	2.46%
Down 100 basis points	0.18%

Actual results may differ materially from those projected. The analysis assumes a static balance sheet. All rate changes are ramped over a 12 month time horizon based upon a parallel yield curve shift. In the down 100 basis points scenario, Federal funds and Treasury yields are floored at 0.01% while Prime is floored at 3.00%. All other market rates (e.g. LIBOR, FHLB) are floored at 0.25% to reflect credit spreads. All risk levels were within policy guidelines. The model used to perform the balance sheet simulation assumes a parallel shift of the yield curve over 12 months and reprices every interest-bearing asset and liability on our balance sheet. The model uses contractual repricing dates for variable products, contractual maturities for fixed rate products, and product-specific assumptions for deposits which are subject to repricing based on current market conditions. Investment securities with call provisions are examined on an individual basis in each rate environment to estimate the likelihood of a call. The model also assumes that the rate at which certain mortgage related assets prepay will vary as rates rise and fall, based on prepayment estimates derived from the Loan Processing System Applied Analytics model.

The preceding sensitivity analysis does not represent our forecast and should not be relied upon as being indicative of expected operating results. These estimates are based upon numerous assumptions including without limitation: the nature and timing of interest rate levels including yield curve shape, prepayments on loans and securities, deposit run-off rates, pricing decisions on loans and deposits and reinvestment/replacement of asset and liability cash flows, among others. While assumptions are developed based upon current economic and local market conditions, we cannot make any assurances as to the predictive nature of these assumptions including how customer preferences or competitor influences might change. As market conditions vary from those assumed in the sensitivity analysis, actual results will differ.

The most significant ongoing factor affecting market risk exposure of net interest income during the year ended December 31, 2011 was the sustained low interest rate environment Interest rates plummeted during 2008 and have remained low as the global economy slowed at unprecedented levels, unemployment levels soared, delinquencies on all types of loans increased along with decreased consumer confidence and dramatic declines in housing prices. Interest rates continued to decrease throughout 2011 in spite of a modest economic recovery. Net interest income exposure is also significantly affected by the shape and level of the U.S. Government securities and interest rate swap yield curves, and changes in the size and composition of the loan, investment and deposit portfolios. During 2011, the two year Treasury note decreased by 36 basis points and the ten year Treasury note decreased by 141 basis points. The spread between the two year and the ten year Treasury notes ended the year at 164 basis points, compared to 269 basis points at December 31, 2010.

Credit Risk

The Board of Directors reviews and approves our loan policy on an annual basis. Among other things, the loan policy establishes restrictions regarding the types of loans that may be granted, and the distribution of loan types within our portfolio. Our Board of Directors grants each loan officer the authority to originate loans on our behalf, subject to certain limitations. These authorized lending limits are reviewed at least annually and are based upon the lender’s knowledge and experience. Loan requests that exceed a lender’s authority require the signature of our Credit Division Manager, Senior Loan Officer, and/or President. All extensions of credit of $4.0 million or greater to any one borrower or related party interest are reviewed and approved by the Loan Committee of our Board of Directors. Our loan portfolio is continuously monitored for performance, creditworthiness and strength of documentation through the use of a variety of management reports and the assistance of an external loan review firm. Credit ratings are assigned to commercial loans and are routinely reviewed. Loan officers, under the supervision of the Senior Lender and Senior Credit Officer, take remedial actions to assure full and timely payment of loan balances when necessary. Our policy is to discontinue the accrual of interest on loans when scheduled payments become contractually past due 90 or more days and the ultimate collectability of principal or interest become doubtful. In certain instances the accrual of interest is discontinued prior to 90 days past due if Management determines that the borrower will not be able to continue making timely payments.

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Merchants Bancshares, Inc.

Consolidated Balance Sheets

			December 31,	December 31,
	(In thousands except share and per share data)		2011	2010
	ASSETS
	Cash and due from banks		$ 10,392	$ 11,753
	Interest earning deposits with banks and other short-term investments		27,420	62,273
	Total cash and cash equivalents		37,812	74,026
	Investments:
	Securities available for sale, at fair value		511,751	465,962
	Securities held to maturity (fair value of $624 and $882)		558	794
	Total investments		512,309	466,756
	Loans		1,027,626	910,794
	Less: Allowance for loan losses		10,619	10,135
	Net loans		1,017,007	900,659
	Federal Home Loan Bank stock		8,630	8,630
	Bank premises and equipment, net		14,232	14,365
	Investment in real estate limited partnerships		5,189	5,253
	Other assets		16,690	17,955
	Total assets		$ 1,611,869	$ 1,487,644
	LIABILITIES
	Deposits:
	Demand deposits		$ 197,522	$ 141,412
	Savings, NOW and money market accounts		632,110	584,582
	Time deposits $100 thousand and greater		127,303	127,749
	Other time deposits		220,945	238,453
	Total deposits		1,177,880	1,092,196
	Short-term debt		0	2,964
	Securities sold under agreements to repurchase		262,527	232,193
	Other long-term debt		22,562	31,139
	Junior subordinated debentures issued to unconsolidated subsidiary trust		20,619	20,619
	Other liabilities		18,744	9,202
	Total liabilities		1,502,332	1,388,313
	Commitments and contingencies (Note 15)
	SHAREHOLDERS' EQUITY
	Preferred stock Class A non-voting
	Shares authorized - 200,000, none outstanding		0	0
	Preferred stock Class B voting
	Shares authorized - 1,500,000, none outstanding		0	0
	Common stock, $.01 par value		67	67
	Shares authorized	10,000,000
Issued	As of December 31, 2011 and December 31, 2010	6,651,760
Outstanding	As of December 31, 2011	5,907,080
	As of December 31, 2010	5,859,263
	Capital in excess of par value		36,544	36,348
	Retained earnings		79,393	71,725
	Treasury stock, at cost		(15,817)	(16,836)
	As of December 31, 2011	744,680
	As of December 31, 2010	792,497
	Deferred compensation arrangements		6,248	6,350
	Accumulated other comprehensive income		3,102	1,677
	Total shareholders' equity		109,537	99,331
	Total liabilities and shareholders' equity		$ 1,611,869	$ 1,487,644

See accompanying notes to consolidated financial statements

Merchants Bancshares, Inc.

Consolidated Statements of Income

	Years Ended December 31,
(In thousands except share and per share data)	2011	2010	2009
INTEREST AND DIVIDEND INCOME:
Interest and fees on loans	$ 45,271	$ 46,041	$ 47,646
Investment income:
Interest and dividends on debt securities	12,644	14,140	18,587
Interest on interest earning deposits with banks and other
short-term investments	103	81	107
Total interest and dividend income	58,018	60,262	66,340

INTEREST EXPENSE:
Savings, interest bearing checking and money market accounts	1,167	1,461	1,901
Time deposits $100 thousand and greater	1,135	1,292	2,321
Other time deposits	2,172	2,861	5,383
Securities sold under agreement to repurchase and other short-term debt	2,065	1,623	641
Long-term debt	2,105	3,870	5,978
Total interest expense	8,644	11,107	16,224
Net interest income	49,374	49,155	50,116
Provision (credit) for credit losses	750	(1,750)	4,100
Net interest income after provision (credit) for credit losses	48,624	50,905	46,016

NONINTEREST INCOME:
Changes in fair value on impaired securities	(65)	329	0
Non-credit related (gain) losses on securities not expected to be sold
(recognized in other comprehensive income)	10	(498)	0
Net impairment losses	(55)	(169)	0
Net gains (losses) on investment securities	1,049	2,082	1,219
Trust division income	2,516	2,163	1,724
Service charges on deposits	4,298	4,929	5,671
Equity in losses of real estate limited partnerships	(1,766)	(1,672)	(2,049)
Other	4,338	4,298	3,750
Total noninterest income	10,380	11,631	10,315

NONINTEREST EXPENSES:
Compensation and benefits	20,517	20,499	18,858
Occupancy expense	3,824	3,703	3,579
Equipment expense	3,366	2,932	2,826
Legal and professional fees	2,811	2,443	2,499
Marketing	1,733	1,505	1,470
State franchise taxes	1,265	1,151	1,142
FDIC Insurance	936	1,415	1,964
Prepayment penalty	861	3,071	1,548
Other real estate owned ("OREO") expense (income)	193	(298)	142
Other	5,754	6,006	6,070
Total noninterest expenses	41,260	42,427	40,098

Income before provision for income taxes	17,744	20,109	16,233
Provision for income taxes	3,124	4,648	3,754
NET INCOME	$ 14,620	$ 15,461	$ 12,479

Basic earnings per common share	$ 2.35	$ 2.51	$ 2.04
Diluted earnings per common share	$ 2.35	$ 2.51	$ 2.04

Weighted average common shares outstanding	6,212,187	6,167,446	6,105,909
Weighted average diluted shares outstanding	6,223,769	6,171,473	6,107,389

See accompanying notes to consolidated financial statements.

Merchants Bancshares, Inc.

Consolidated Statements of Comprehensive Income

	Years Ended December 31,
(In thousands)	2011	2010	2009
Net income	$ 14,620	$ 15,461	$ 12,479
Other comprehensive income, net of tax:
Change in net unrealized gain on securities available for sale, net of taxes of $1,394, $300 and $2,355	2,590	558	4,373
Reclassification adjustments for net securities gains included in net income, net of taxes of $(348), $(729) and $(427)	(646)	(1,354)	(792)
Change in net unrealized (loss) gain on interest rate swaps, net of taxes of $(66), $(197) and $15	(123)	(366)	28
Pension liability adjustment, net of taxes of $(213), $93 and $246	(396)	172	456
Other comprehensive income (loss)	1,425	(990)	4,065
Comprehensive income	$ 16,045	$ 14,471	$ 16,544

See accompanying notes to consolidated financial statements.

Merchants Bancshares, Inc.

Consolidated Statements of Changes in Shareholders' Equity

For the Years Ended December 31, 2011, 2010, and 2009

						Accumulated
		Capital in			Deferred	Other
	Common	Excess of	Retained	Treasury	Compensation	Comprehensive
(In thousands except per share data)	Stock	Par Value	Earnings	Stock	Arrangements	Income (loss)	Total
Balance at December 31, 2008	$ 67	$ 36,862	$ 57,302	$ (19,853)	$ 6,117	$ (1,185)	$ 79,310
Net income	0	0	12,479	0	0	0	12,479
Dividends paid ($1.12 per share)	0	0	(6,829)	0	0	0	(6,829)
Sale of treasury stock	0	(1)	0	5	0	0	4
Distribution of stock under deferred compensation arrangements	0	0	0	400	(400)	0	0
Shares issued under stock plans, net of excess tax benefit	0	(496)	0	1,080	178	0	762
Share based compensation expense	0	65	0	0	0	0	65
Dividend reinvestment plan	0	(152)	0	570	351	0	769
Cumulative effect adjustment upon adoption of ASC 320-10-65, net of tax	0	0	213	0	0	(213)	0
Other comprehensive income	0	0	0	0	0	4,065	4,065
Balance at December 31, 2009	$ 67	$ 36,278	$ 63,165	$ (17,798)	$ 6,246	$ 2,667	$ 90,625
Net income	0	0	15,461	0	0	0	15,461
Dividends paid ($1.12 per share)	0	0	(6,901)	0	0	0	(6,901)
Sale of treasury stock	0	0	0	10	0	0	10
Distribution of stock under deferred compensation arrangements	0	0	0	455	(455)	0	0
Shares issued under stock plans, net of excess tax benefit	0	(7)	0	63	207	0	263
Share based compensation expense	0	101	0	0	0	0	101
Dividend reinvestment plan	0	(24)	0	434	352	0	762
Other comprehensive loss	0	0	0	0	0	(990)	(990)
Balance at December 31, 2010	$ 67	$ 36,348	$ 71,725	$ (16,836)	$ 6,350	$ 1,677	$ 99,331
Net income	0	0	14,620	0	0	0	14,620
Dividends paid ($1.12 per share)	0	0	(6,952)	0	0	0	(6,952)
Sale of treasury stock	0	1	0	13	0	0	14
Distribution of stock under deferred compensation arrangements	0	0	0	432	(432)	0	0
Shares issued under stock plans, net of excess tax benefit	0	19	0	273	(76)	0	216
Share based compensation expense	0	110	0	0	54	0	164
Dividend reinvestment plan	0	66	0	301	352	0	719
Other comprehensive income	0	0	0	0	0	1,425	1,425
Balance at December 31, 2011	$ 67	$ 36,544	$ 79,393	$ (15,817)	$ 6,248	$ 3,102	$109,537

See accompanying notes to consolidated financial statements

Merchants Bancshares, Inc.

Consolidated Statements of Cash Flows

For the years ended December 31,	2011	2010	2009
(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 14,620	$ 15,461	$ 12,479
Adjustments to reconcile net income to net cash provided by
Operating activities:
Provision (credit) for loan losses	750	(1,750)	4,100
Deferred tax expense (benefit)	(1,337)	205	(4,941)
Depreciation and amortization	1,891	1,700	1,595
Amortization of investment security premiums and accretion of discounts, net	3,858	4,827	462
Stock option expense	164	101	65
Contribution to pension plan	0	0	(2,300)
Net gains on investment securities	(1,049)	(2,082)	(1,219)
Other-than-temporary impairment losses on investment securities	55	169	0
Gains from sales of loans, net	(25)	(12)	0
Net gains (losses) on disposition of premises and equipment	119	23	(159)
Net gains and expense recoveries on sales of other real estate owned	(50)	(537)	0
Equity in losses of real estate limited partnerships, net	1,766	1,672	2,049
Changes in assets and liabilities:
Increase in interest receivable	(129)	(211)	(242)
Increase in other assets	2,131	(877)	(4,495)
Decrease in interest payable	(96)	(467)	(526)
Increase (decrease) in other liabilities	8,726	(5,888)	5,196
Net cash provided by operating activities	31,394	12,334	12,064

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investment securities available for sale	131,858	58,477	65,202
Proceeds from maturities of investment securities available for sale	181,385	245,890	105,024
Proceeds from maturities of investment securities held to maturity	236	365	577
Purchases of investment securities available for sale	(358,906)	(366,816)	(141,738)
Loan originations (in excess of) less than principal payments	(117,536)	7,467	(73,160)
Proceeds from sales of loans, net	80	290	0
Purchases of Federal Home Loan Bank stock, net	0	0	(107)
Proceeds from sales of premises and equipment	52	4	254
Proceeds from sales of other real estate owned	380	1,801	188
Real estate limited partnership investments	(1,702)	(1,705)	(1,905)
Purchases of bank premises and equipment	(1,929)	(3,001)	(3,220)
Net cash used in investing activities	(166,082)	(57,228)	(48,885)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	85,684	48,877	112,522
Net (decrease) increase in short-term borrowings	(2,964)	1,561	(30,597)
Proceeds from long-term debt	0	0	1,225
Net increase in securities sold under agreement to repurchase-short term	37,834	46,378	85,907
Net decrease in securities sold under agreement to repurchase-long term	(7,500)	(46,500)	0
Principal payments on long-term debt	(8,577)	(76)	(88,653)
Cash dividends paid	(6,233)	(6,139)	(6,059)
Sale of treasury stock	14	10	4
Increase in deferred compensation arrangements	216	202	179
Proceeds from exercise of stock options, net of withholding taxes	(1)	59	532
Tax benefit from exercise of stock options	1	2	51
Net cash provided by financing activities	98,474	44,374	75,111

(Decrease) increase in cash and cash equivalents	(36,214)	(520)	38,290
Cash and cash equivalents beginning of year	74,026	74,546	36,256
Cash and cash equivalents end of year	$ 37,812	$ 74,026	$ 74,546

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Total interest payments	$ 8,739	$ 11,575	$ 16,750
Total income tax payments	1,950	8,400	4,995
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Distribution of stock under deferred compensation arrangements	432	455	400
Distribution of treasury stock in lieu of cash dividend	719	796	796
Transfer of loans to other real estate owned	497	800	41
Increase (decrease) in payable for investments purchased	9,461	(3,000)	3,000

See accompanying notes to consolidated financial statements

Merchants Bancshares, Inc.

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Merchants Bancshares, Inc., its wholly-owned subsidiary Merchants Bank and Merchants Bank’s wholly-owned subsidiary Merchants Trust Company, which was merged into Merchants Bank in 2009 (collectively “Merchants”, “we,” “us, “our”). All material intercompany accounts and transactions are eliminated in consolidation. We offer a full range of deposit, loan, cash management, and trust services to meet the financial needs of individual consumers, businesses and municipalities at 34 full-service banking offices throughout the state of Vermont as of December 31, 2011.

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

Investment Securities

We classify certain of our investments in debt securities as held to maturity, which are carried at amortized cost, if we have the positive intent and ability to hold such securities to maturity. Investments in debt securities that are not classified as held to maturity and equity securities that have readily determinable fair values are classified as available for sale securities or trading securities. Available for sale securities are investments not classified as trading or held to maturity. Available for sale securities are carried at fair value which is measured at each reporting date. The resulting unrealized gain or loss is reflected in accumulated other comprehensive income (loss) net of the associated tax effects. Gains and losses on sales of investment securities are recognized through the statement of income using the specific identification method.

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

Management reviews reductions in fair value below book value of investment securities to determine whether the impairment is other than temporary. When an other-than-temporary impairment (“OTTI”) has occurred, the amount of OTTI recognized in earnings depends on whether we intend to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current period credit loss. To determine whether an impairment is other-than-temporary, we consider all available information relevant to the collectability of the security, including past events, current conditions, and reasonable and supportable forecasts when developing estimates of cash flows expected to be collected. Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to year-end, forecasted performance of the investee, and the general market condition in the geographic area or industry the investee operates in.

If we intend to sell the security, or more likely than not will be required to sell the security, before recovery of its amortized cost basis less any current period credit loss, the OTTI is recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. If we do not intend to sell the security and it is not more likely than not that we will be required to sell the security before recovery of its amortized cost basis less any current period credit loss, the OTTI is separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total OTTI related to the credit loss is recognized in earnings. The amount of the total OTTI related to other factors is recognized in other comprehensive income, net of applicable income taxes.

Federal Home Loan Bank System

We are a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank of Boston (“FHLBB”) provides a central credit facility primarily for member institutions. Member institutions are required to acquire and hold shares of capital stock in the FHLBB in an amount at least equal to the sum of 0.35% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year. We were in compliance with this requirement at December 31, 2011.

Loans

Loans are carried at the principal amounts outstanding net of the allowance for loan losses, and net of deferred loan costs and fees. Deferred loan costs and fees are amortized over the estimated lives of the loans using the interest method.

Allowance for Credit Losses

The Allowance for Credit Losses (“Allowance”) is comprised of the Allowance for Loan Losses and the Reserve for Undisbursed Lines of Credit, and is based on Management’s estimate of the amount required to reflect the known and inherent losses in the loan portfolio. Factors considered in evaluating the adequacy of the Allowance include previous loss experience, the size and composition of the portfolio, risk rating composition, current economic and real estate market conditions and their effect on the borrowers, the performance of individual loans in relation to contractual terms and estimated fair values of properties that secure impaired loans.

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

Income Recognition on Impaired and Nonaccrual Loans

Loans, including impaired loans, are generally classified as nonaccrual if they are past due as to maturity or payment of principal or interest for a period of more than 90 days. If a loan or a portion of a loan is internally classified as impaired or is partially charged-off, the loan is classified as nonaccrual. Loans that are on a current payment status or past due less than 90 days may also be classified as nonaccrual if repayment in full of principal and/or interest is in doubt. Income accruals are suspended on all nonaccruing loans, and all previously accrued and uncollected interest is charged against current income.

Loans may be returned to accrual status when there is a sustained period of repayment performance (generally a minimum of six months) by the borrower, in accordance with the contractual terms of the loans and all principal and interest amounts contractually due, including arrearages, are reasonably assured of repayment within an acceptable period of time.

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

Troubled Debt Restructuring (“TDR”)

Loans are designated as a TDR when a concession is made on a credit as a result of financial difficulties of the borrower. Typically, such concessions consist of a reduction in interest rate to a below market rate, taking into account the credit quality of the note, or a deferment or reduction of payments, principal or interest, which materially alters the Bank’s position or significantly extends the note’s maturity date, such that the present value of cash flows to be received is materially less than those contractually established at the loan’s origination.

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

Income Taxes

Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. Low-income housing tax credits and historic rehabilitation credits are recognized as a reduction of income tax expense in the year in which they are earned. Penalties and/or interest were immaterial for 2011, 2010 and 2009 and were classified as other noninterest expense in our consolidated statements of income. Our policy is to reduce deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

Investments in Real Estate Limited Partnerships

We have investments in various real estate limited partnerships that acquire, develop, own and operate low and moderate-income housing. Our ownership interest in these limited partnerships ranges from 3.3% to 99.9% as of December 31, 2011. We account for our investments in these limited partnerships, where we neither actively participate nor have a controlling interest, under the equity method of accounting.

Management periodically reviews the results of operations of the various real estate limited partnerships to determine if the partnerships generate sufficient operating cash flow to fund their current obligations. In addition, we review the current value of the underlying property compared to the outstanding debt obligations. If it is determined that the investment suffers from a permanent impairment, the carrying value is written down to the estimated realizable value. The maximum exposure on these investments is the current carrying amount plus amounts obligated to be funded in the future.

Other Real Estate Owned

Collateral acquired through foreclosure is recorded at the lower of cost or fair value, less estimated costs to sell, at the time of acquisition. Any cost in excess of the estimated fair value on the transfer date is charged to the allowance for loan losses. Subsequent decreases in the fair value of other real estate owned (“OREO”) are reflected as a write-down and charged to expense. Net operating income or expense related to foreclosed property is included in noninterest expense in the accompanying consolidated statements of income.

Repurchase Agreements

Repurchase agreements are accounted for as secured financing transactions since we maintain effective control over the transferred securities and the transfer meets the other criteria for such accounting. Obligations to repurchase securities sold are reflected as a liability in the Consolidated Balance Sheets. The securities underlying the agreements are delivered to a custodial account for the benefit of the repurchase agreement holders. The repurchase agreement holders, who may sell, loan or otherwise dispose of such securities to other parties in the normal course of their operations, agree to resell to us the same securities at the maturities of the agreements.

Stock-Based Compensation

The Amended and Restated Merchants Bancshares, Inc. 2008 Stock Incentive Plan ("Plan") provides grants of up to 600,000 stock options or restricted stock awards to certain key employees. We recognize compensation expense for services received in a share-based payment transaction over the required service period, generally defined as the vesting period. The compensation cost is based on the grant-date fair value of the award (as determined by quoted market prices). Stock awards are granted at fair market value on the date of the grant and vest based on a three year service period.

The fair value of an option grant is estimated on the grant date using the Black-Scholes option-pricing model that requires us to develop estimates for assumptions used in the model. The Black-Scholes valuation model uses the following assumptions: expected volatility, expected term of option, risk-free interest rate and dividend yield. Expected volatility estimates are developed by us based on historical volatility of our stock. We use historical data to estimate the expected term of the options. The risk-free interest rate for periods within the expected life of the option is based on the U.S. Treasury yield in effect at the grant date.

Restricted stock provides grantees with rights to shares of common stock upon completion of the service period. During the service period, all shares are considered outstanding and dividends are paid on the restricted stock.

Employee Benefit Costs

Prior to 1995, we maintained a non-contributory pension plan covering substantially all employees that met eligibility requirements. The plan was curtailed in 1995. The cost of this plan, based on actuarial computations of current and future benefits, is charged to current operating expenses. We recognize the overfunded or underfunded status of a single employer defined benefit post retirement plan as an asset or liability on the consolidated balance sheets and recognize changes in the funded status in comprehensive income in the year in which the change occurred.

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

Derivative Financial Instruments and Hedging Activities

Derivative instruments utilized by us include interest rate floor, cap and swap agreements. We are an end-user of derivative instruments and do not conduct trading activities for derivatives. We recognize our derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Changes in the fair value of the derivative financial instruments are reported as a component of other comprehensive income because they qualify for hedge accounting.

We formally document our hedging relationships and our risk-management objective and strategy for undertaking the hedge, the hedging instrument, the hedged item, the nature of the risk being hedged, how the hedging instrument’s effectiveness in offsetting the hedged risk will be assessed prospectively and retrospectively, and a description of the method of measuring ineffectiveness. We also formally assess, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting cash flows of hedged items. Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a cash-flow hedge are recorded in accumulated other comprehensive income to the extent that the derivative is effective as a hedge, until earnings are affected by the variability in cash flows of the designated hedged item. The ineffective portion, if any, of the change in fair value of a derivative instrument that qualifies as a cash-flow hedge is reported in earnings.

Segment Reporting

Our operations are solely in the financial services industry and include providing to our customers traditional banking and other financial services. We operate primarily in the state of Vermont. Management makes operating decisions and assesses performance based on an ongoing review of our consolidated financial results. Therefore, we have a single operating segment for financial reporting purposes.

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

The types of instruments valued based on quoted market prices in active markets include most U.S. government and Agency securities, liquid mortgage products, active listed equities and most money market securities. Such instruments are generally classified within Level 1 or Level 2 of the fair value hierarchy. We do not adjust the quoted price for such instruments.

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

NOTE 2: RECENT ACCOUNTING PRONOUNCEMENTS

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-05, “Comprehensive Income (Topic 220) - Presentation of Comprehensive Income.” ASU 2011-05 requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. In December 2011, the FASB issued ASU 2011-12 which defers the effective date of the requirement in ASU 2011-05 to present items that are reclassified from accumulated other comprehensive income to net income alongside their respective components of net income and other comprehensive income. ASU 2011-05 is effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011. We do not expect that these updates will have a material impact on our financial condition or results of operations.

In December 2011, the FASB issued ASU 2011-11, “Balance Sheet (Topic 210) – “Disclosures about Offsetting Assets and Liabilities. The amendments in this Update require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The amendments in this Update affect all entities that have financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement. The requirements amend the disclosure requirements on offsetting in Section 210-20-50. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. We do not expect that this update will have a material impact on our financial condition or results of operations.

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

In January 2011, the FASB issued ASU 2011-01, “Receivables (Topic 310) – Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Updated No. 2010-20” and in April 2011 issued ASU 2011-02, “Receivables (Topic 310) – A Creditors Determination of Whether a Restructuring is a Troubled Debt Restructuring.” The main provisions in this Update indicate that a creditor must separately conclude, in evaluating whether a restructuring constitutes a TDR, that both of the following exist: the restructuring constitutes a concession and the debtor is experiencing financial difficulties. The amendments to Topic 310 clarify the guidance on a creditor’s evaluation of whether it has granted a concession, and whether a debtor is experiencing financial difficulties. This ASU also clarifies that a creditor is precluded from using the effective interest rate test when evaluating whether a restructuring constitutes a TDR. The amendments are effective for the first interim period beginning on or after June 15, 2011 and should be applied retrospectively to the beginning of the annual period of adoption. The adoption of this ASU did not have a material impact on our financial condition or results of operations.

NOTE 3: INVESTMENT SECURITIES

Investments in securities are classified as available for sale or held to maturity as of December 31, 2011 and 2010. The amortized cost and fair values of the securities classified as available for sale and held to maturity as of December 31, 2011 and 2010 are as follows:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of December 31, 2011
Available for sale:
U.S. Treasury Obligations	$ 250	$ 0	$ 0	$ 250
U.S. Agency Obligations	89,597	828	6	90,419
FHLB Obligations	16,545	134	3	16,676
Agency Residential Real Estate Mortgage-backed Securities (“Agency MBSs”)	176,756	7,100	18	183,838
Agency Collateralized Mortgage Obligations (“Agency CMOs”)	211,749	2,976	245	214,480
Non-agency Collateralized Mortgage Obligations (“Non-agency CMOs”)	5,346	2	493	4,855
Asset Backed Securities (“ABSs”)	1,172	61	0	1,233
Total available for sale	$501,415	$11,101	$ 765	$511,751
Held to maturity:
Agency MBSs	$ 558	$ 66	$ 0	$ 624
Total held to maturity	$ 558	$ 66	$ 0	$ 624

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of December 31, 2010
Available for sale:
U.S. Treasury Obligations	$ 250	$ 0	$ 0	$ 250
U.S. Agency Obligations	47,717	287	216	47,788
FHLB Obligations	11,211	253	7	11,457
Agency MBSs	169,396	6,136	625	174,907
Agency CMOs	222,435	2,289	456	224,268
Non-agency CMOs	6,114	2	264	5,852
ABSs	1,492	0	52	1,440
Total available for sale	$458,615	$ 8,967	$1,620	$465,962
Held to maturity:
Agency MBSs	$ 794	$ 88	$ 0	$ 882
Total held to maturity	$ 794	$ 88	$ 0	$ 882

There were no securities classified as trading at December 31, 2011 and 2010.

The contractual final maturity distribution of the debt securities classified as available for sale and held to maturity as of December 31, 2011, are as follows:

SECURITIES AVAILABLE FOR SALE (at fair value):

(In thousands)	Within One Year	After One But Within Five Years	After Five But Within Ten Years	After Ten Years	Total
U.S. Treasury Obligations	$ 250	$ 0	$ 0	$ 0	$ 250
U.S. Agency Obligations	3,023	12,567	69,823	5,006	90,419
FHLB Obligations	3,389	0	13,287	0	16,676
Agency MBSs	20	6,118	32,897	144,803	183,838
Agency CMOs	0	0	3,056	211,424	214,480
Non-Agency CMOs	0	0	50	4,805	4,855
ABSs	0	0	0	1,233	1,233
Total	$6,682	$18,685	$119,113	$367,271	$511,751

SECURITIES HELD TO MATURITY (at amortized cost):

(In thousands)	Within One Year	After One But Within Five Years	After Five But Within Ten Years	After Ten Years	Total
Agency MBSs	$ 0	$ 158	$ 0	$ 400	$ 558
Total	$ 0	$ 158	$ 0	$ 400	$ 558

Actual maturities will differ from contractual maturities because borrowers may have rights to call or prepay obligations. Maturities of MBSs and CMOs in the table above are based on final contractual maturities.

Proceeds from sales of available for sale debt securities were $131.86 million, $58.48 million, and $65.20 million during 2011, 2010 and 2009, respectively. Gross gains of $1.19 million, $2.12 million and $1.80 million, and gross losses of $139 thousand, $40 thousand and $576 thousand were realized from sales of securities in 2011, 2010 and 2009, respectively.

Securities with a book value of $299.36 million and $279.82 at December 31, 2011 and 2010, respectively, were pledged to secure U.S. Treasury borrowings, public deposits, securities sold under agreements to repurchase, and for other purposes required by law.

Gross unrealized losses on investment securities available for sale and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position, at December 31, 2011, were as follows:

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. Agency Obligations	$ 2,536	$ 6	$ 0	$ 0	$ 2,536	$ 6
FHLB Obligations	5,047	3	0	0	5,047	3
Agency MBSs	10,452	18	0	0	10,452	18
Agency CMOs	43,708	205	2,861	40	46,569	245
Non-Agency CMOs	0	0	4,805	493	4,805	493
	$61,743	$232	$7,666	$533	$69,409	$765

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

There were no securities held to maturity with unrealized losses as of December 31, 2011 or 2010.

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

We use an external pricing service to obtain fair market values for our investment portfolio. We have obtained and reviewed the service provider’s pricing and reference data document. Evaluations are based on market data and vary by asset class and incorporate available trade, bid and other market information. Because many fixed income securities do not trade on a daily basis, the service provider’s evaluated pricing applications apply available information through processes such as benchmark curves, benchmarking of like securities, sector groupings, and matrix pricing, to prepare evaluations. In addition, model processes, such as the Option Adjusted Spread model are used to assess interest rate impact and develop prepayment scenarios. We test the values provided to us by the pricing service through a combination of back testing on actual sales of securities and by obtaining prices on selected bonds from an alternative pricing source.

Our investment portfolio consists almost entirely of U.S. Treasury and Agency obligations, or Agency-guaranteed mortgage securities. We have two non-agency CMOs with a current book value of $5.30 million and one non-agency ABS with a current book value of $816 thousand. We have performed extensive impairment analyses on all three of these bonds with the assistance of an additional outside expert that specializes in valuing these types of securities. The outside expert performed an in-depth analysis of the underlying collateral and, based on that analysis formulated collateral performance assumptions regarding the likely magnitude and timing of defaults, severities and prepayments. Those assumptions were fed into a model that incorporates all aspects of the deal structure and waterfall and produces a cash flow projection. Data provided by the trustee and the servicer was examined and consideration given to both performance to date characteristics and loan credit characteristics such as the loan to value (“LTV”) ratio, FICO score, geographic location, modification status and vintage, among others. The collateral was divided into several distinct buckets and different default, recovery and prepayment assumptions were applied to each of the buckets. The collateral features weighted most heavily, because they are the most determinative of future performance, were: original LTV, underlying property location, current loan status, and loan modification status. Different liquidation curves, default rates and loss severity assumptions were applied to each bucket.

One of the non-Agency CMOs, with a cost basis of $3.55 million and a fair value of $3.30 million at December 31, 2011, is rated BBB by Fitch and Baa3 by Moody’s. Delinquencies have been fairly low and prepayment speeds for the bond during 2011 have been rapid leading to increased credit support. We own a senior tranche in this bond. Although losses are expected in the bond overall, our position in the structure of the bond is expected to protect us from realizing losses. The second bond has a cost basis of $1.75 million and a fair value of $1.51 million. This bond is rated CCC by Fitch and BBB- by S&P. We own a super senior tranche in this bond. Although losses are expected in the bond overall, our super senior position in the structure is expected to protect us from realizing losses. The third non-agency bond in our portfolio has an adjusted cost basis of $816 thousand and a fair value of $816 thousand. The bond has insurance backing from Ambac. However, because of Ambac’s uncertain financial status, we place no reliance on the insurance wrap in our impairment analysis. The bond is rated CC by Standard & Poor’s and Caa2 by Moody’s. This is the only bond in our portfolio with subprime exposure and we expect that we will incur losses on this bond. As a result we have recorded a total of $177 thousand in impairment charges on this bond, the total amount of the principal write downs we expect to experience. We have taken charges of $55 thousand, $80 thousand and $42 thousand during 2011, 2010 and 2008, respectively.

We do not intend to sell the investment securities that are in an unrealized loss position, and it is unlikely that we will be required to sell the investment securities before recovery of their amortized cost bases, which may be maturity.

As a member of the FHLB system, we are required to invest in stock of the FHLB of Boston (the “FHLBB”) in an amount determined based on our borrowings from the FHLBB. At December 31, 2011, our investment in FHLBB stock totaled $8.63 million. We received and recorded dividend income totaling $32 thousand during the 2011. We received no dividend income on FHLBB stock during 2010.

NOTE 4: LOANS AND THE ALLOWANCE FOR CREDIT LOSSES

Loans

The composition of the loan portfolio at December 31, 2011 and 2010 is as follows:

(In thousands)	2011	2010
Commercial, financial and agricultural	$ 146,990	$ 112,514
Municipal loans	101,705	67,861
Real estate loans – residential	439,818	422,981
Real estate loans – commercial	313,915	284,296
Real estate loans – construction	18,993	16,420
Installment loans	5,806	6,284
All other loans	399	438
Total loans	$1,027,626	$ 910,794

At December 31, 2011 and 2010, total loans included $11 thousand and $(80) thousand of net deferred loan origination fees. The aggregate amount of overdrawn deposit balances classified as loan balances was $399 thousand and $437 thousand at December 31, 2011 and 2010, respectively.

Residential and commercial loans serviced for others at December 31, 2011 and 2010 amounted to approximately $18.02 million and $19.41 million, respectively.

We primarily originate residential real estate, commercial, commercial real estate, municipal obligations and installment loans to customers throughout the state of Vermont. There are no significant industry concentrations in the loan portfolio. There has been continued volatility in financial and capital markets during 2011. While continuing to adhere to prudent underwriting standards, we are not immune to some negative consequences arising from overall economic weakness and, in particular, a sharp downturn in the real estate market in Vermont.

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

Municipal: Municipal loans primarily consist of shorter term loans issued on a tax-exempt basis which are considered general obligations of the municipality. These loans are generally viewed as lower risk and self-liquidating as Vermont statutes mandate that a municipality utilize its taxing power to meet its financial obligations. To a lesser extent, we also make longer term loans under the federal Qualified School Construction Bond program. Proceeds are used for the construction, rehabilitation or repair of public school properties and we receive a federal tax credit in lieu of interest income on these loans.

Real Estate – Residential: Residential real estate loans consist primarily of loans secured by first or second mortgages on primary residences. We originate adjustable-rate and fixed-rate, one-to-four family residential real estate loans for the construction, purchase or refinancing of a mortgage. These loans are collateralized by owner-occupied properties located in our market area. Loans on one-to-four family residential real estate are generally originated in amounts of no more than 80% of the purchase price or appraised value (whichever is lower). Mortgage title insurance and hazard insurance are required.

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

Installment - We offer traditional direct consumer installment loans for various personal needs, including vehicle and boat financing. The vast majority of these loans are secured by a lien on the purchased vehicle and are underwritten using credit scores and income verification. We do not provide any indirect consumer lending activities.

For purposes of evaluating the adequacy of the allowance for credit losses, we consider a number of significant factors that affect the collectability of the portfolio. For individually evaluated loans, these include estimates of loss exposure, which reflect the facts and circumstances that affect the likelihood of repayment of such loans as of the evaluation date. For homogeneous pools of loans and leases, estimates of our exposure to credit loss reflect a current assessment of a number of factors, which could affect collectability. These factors include: past loss experience; size, trend, composition, and nature of loans; changes in lending policies and procedures, including underwriting standards and collection, charge-offs and recoveries; trends experienced in nonperforming and delinquent loans; current economic conditions in our market; the effect of external factors such as competition, legal and regulatory requirements; and the experience, ability, and depth of lending management and staff. Past loss experience is based on net loan losses as a percentage of portfolio balances, using a five year weighted average. An external loan review firm and various regulatory agencies periodically review our allowance for credit losses.

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

A summary of changes in the allowance for credit losses for the years ended December 31, 2011, 2010 and 2009 is as follows:

(In thousands)	2011	2010	2009
Balance, beginning of year	$10,754	$11,702	$ 9,311
Charge-offs	(329)	(1,977)	(1,876)
Recoveries	178	2,779	167
(Credit) provision	750	(1,750)	4,100
Balance, end of year	$11,353	$10,754	$11,702

Components:

Allowance for loan losses	$10,619	$10,135	$10,976
Reserve for undisbursed lines of credit	734	619	726
Allowance for credit losses	$11,353	$10,754	$11,702

The following table reflects our loan loss experience and activity in the allowance for credit losses for the twelve months ended December 31, 2011:

(In thousands)	Commercial, financial and agricultural	Municipal	Real estate- residential	Real estate- commercial	Real estate- construction	Installment	All other	Totals
Allowance for credit losses:
Beginning balance	$ 2,617	$ 236	$ 2,428	$ 5,143	$ 283	$ 24	$ 23	$ 10,754
Charge-offs	(80)	0	(83)	(60)	(96)	(10)	0	(329)
Recoveries	101	0	4	44	25	4	0	178
Provision (credit)	267	73	789	(643)	265	5	(6)	750
Ending balance	$ 2,905	$ 309	$ 3,138	$ 4,484	$ 477	$ 23	$ 17	$ 11,353

Ending balance individually evaluated for impairment	$ 17	$ 0	$ 210	$ 0	$ 0	$ 0	$ 0	$ 227
Ending balance collectively evaluated for impairment	2,888	309	2,928	4,484	477	23	17	11,126
Totals	$ 2,905	$ 309	$ 3,138	$ 4,484	$ 477	$ 23	$ 17	$ 11,353

Financing receivables:
Ending balance individually evaluated for impairment	$ 114	$ 0	$ 1,985	$412	$ 0	$ 0	$ 0	$ 2,511
Ending balance collectively evaluated for impairment	146,876	101,705	437,833	313,503	18,993	5,806	399	1,025,115
Totals	$146,990	$101,705	$439,818	$313,915	$18,993	$5,806	$399	$1,027,626

Components:

Allowance for loan losses	$ 2,412	$ 307	$ 3,025	$ 4,442	$ 393	$ 23	$ 17	$ 10,619
Reserve for undisbursed lines of credit	493	2	113	42	84	0	0	734
Total allowance for credit losses	$ 2,905	$ 309	$ 3,138	$ 4,484	$ 477	$ 23	$ 17	$ 11,353

The following table reflects our loan loss experience and activity in the allowance for credit losses for the twelve months ended December 31, 2010:

(In thousands)	Commercial, financial and agricultural	Municipal	Real estate- residential	Real estate- commercial	Real estate- construction	Installment	All other	Totals
Allowance for credit losses:
Beginning balance	$ 3,697	$ 134	$ 2,289	$ 5,000	$ 360	$ 39	$ 183	$ 11,702
Charge-offs	(1,691)	0	(25)	(259)	0	(2)	0	(1,977)
Recoveries	2,128	0	20	30	593	8	0	2,779
Provision (credit)	(1,517)	102	144	372	(670)	(21)	(160)	(1,750)
Ending balance	$ 2,617	$ 236	$ 2,428	$ 5,143	$ 283	$ 24	$ 23	$ 10,754

Ending balance individually evaluated for impairment	$ 275	$ 0	$ 58	$ 0	$ 0	$ 0	$ 0	$ 333
Ending balance collectively evaluated for impairment	2,342	236	2,370	5,143	283	24	23	10,421
Totals	$ 2,617	$ 236	$ 2,428	$ 5,143	$ 283	$ 24	$ 23	$ 10,754

Financing receivables:
Ending balance individually evaluated for impairment	$ 595	$ 0	$ 2,626	$ 883	$ 0	$ 0	$ 0	$ 4,104
Ending balance collectively evaluated for impairment	111,919	67,861	420,355	283,413	16,420	6,284	438	906,690
Totals	$112,514	$67,861	$422,981	$284,296	$16,420	$6,284	$ 438	$910,794

Components:

Allowance for loan losses	$ 2,113	$ 236	$ 2,366	$ 5,096	$ 277	$ 24	$ 23	$ 10,135
Reserve for undisbursed lines of credit	504	0	62	47	6	0	0	619
Total allowance for credit losses	$ 2,617	$ 236	$ 2,428	$ 5,143	$ 283	$ 24	$ 23	$ 10,754

Presented below is an aging of past due loans, including nonaccrual loans, by class as of December 31, 2011:

(In thousands)	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Current	Total	Greater Than 90 Days and Accruing

Commercial, financial and agricultural	$ 0	$ 40	$ 8	$ 48	$ 146,942	$ 146,990	$ 0
Municipal	0	0	0	0	101,705	101,705	0
Real estate – residential:
First mortgage	39	305	731	1,075	400,256	401,331	0
Second mortgage	0	0	281	281	38,206	38,487	0
Real estate – commercial:
Owner occupied	0	325	87	412	205,844	206,256	0
Non-owner occupied	0	0	0	0	107,659	107,659	0
Real estate – construction:
Residential	0	0	0	0	1,798	1,798	0
Commercial	0	0	0	0	17,195	17,195	0
Installment	0	0	0	0	5,806	5,806	0
Other	0	0	0	0	399	399	0
Total	$39	$670	$1,107	$1,816	$1,025,810	$1,027,626	$ 0

Presented below is an aging of past due loans, including nonaccrual loans, by class as of December 31, 2010:

(In thousands)	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Current	Total	Greater Than 90 Days and Accruing

Commercial, financial and agricultural	$ 38	$ 88	$ 169	$ 295	$112,219	$112,514	$ 0
Municipal	0	0	0	0	67,861	67,861	0
Real estate – residential:
First mortgage	0	743	1,461	2,204	378,508	380,712	216
Second mortgage	128	118	491	737	41,532	42,269	168
Real estate – commercial:
Owner occupied	186	0	445	631	125,325	125,956	0
Non-owner occupied	0	21	400	421	157,919	158,340	0
Real estate – construction:
Residential	0	0	0	0	6,287	6,287	0
Commercial	0	167	0	167	9,966	10,133	0
Installment	20	6	0	26	6,258	6,284	0
Other	5	0	0	5	433	438	0
Total	$377	$1,143	$ 2,966	$ 4,486	$906,308	$910,794	$384

Impaired loans by class at December 31, 2011 are as follows:

(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial, financial and agricultural	$ 77	$1,099	$ 0	$ 154	$ 0
Real estate loans – residential:
First mortgage	914	1,162	0	1,201	44
Second mortgage	222	224	0	325	43
Real estate loans – commercial:
Owner occupied	412	548	0	495	11
Non-owner occupied	0	70	0	64	4
Real estate – construction:
Residential	0	0	0	0	0
Commercial	0	94	0	107	0
Installment	0	43	0	3	1
With an allowance recorded:
Commercial, financial and agricultural	37	43	17	240	18
Real estate loans – residential:
First mortgage	790	830	207	761	0
Second mortgage	59	60	3	34	0
Real estate – commercial:
Non-owner occupied	0	0	0	46	9
Total:
Commercial, financial and agricultural	114	1,142	17	394	18
Real estate loans – residential	1,985	2,276	210	2,321	87
Real estate loans – commercial	412	618	0	605	24
Real estate – construction	0	94	0	107	0
Installment	0	43	0	3	1
Total	$2,511	$4,173	$227	$3,430	$130

Impaired loans by class at December 31, 2010 were as follows:

(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial, financial and agricultural	$ 112	$1,077	$ 0	$2,767	$248
Real estate – residential:
First mortgage	1,318	1,636	0	293	83
Second mortgage	644	644	0	444	17
Real estate – commercial:
Owner occupied	483	490	0	656	49
Non-owner occupied	400	640	0	439	22
Real estate – construction:
Residential	0	0	0	213	41
Commercial	0	0	0	141	0
Installment	0	17	0	0	0
With related allowance recorded:
Commercial, financial and agricultural	483	483	275	2,070	100
Real estate – residential:
First mortgage	664	664	58	1,156	14
Total:
Commercial, financial and agricultural	595	1,560	275	4,837	348
Real estate – residential	2,626	2,944	58	1,893	114
Real estate – commercial	883	1,130	0	1,095	71
Real estate – construction	0	0	0	354	41
Installment	0	17	0	0	0
Total	$4,104	$5,651	$333	$8,179	$574

Impaired loans at December 31, 2011 consist predominantly of residential real estate loans. Total impaired loans totaled $2.51 million and $4.10 million at December 31, 2011 and 2010, respectively. At December 31, 2011, $885 thousand of the impaired loans had a specific reserve allocation of $227 thousand, and $1.63 million of the impaired loans had no specific reserve allocation. At December 31, 2010, $1.15 million of the impaired loans had a specific reserve allocation of $333 thousand, and $2.96 million of the impaired loans had no specific reserve allocation

We recorded interest income on impaired loans of approximately $130 thousand during 2011. No interest was recorded on a cash basis during the period the loan was impaired. We recorded interest income on impaired loans of approximately $574 thousand during 2010 which included $288 thousand in interest recorded on a cash basis during the period the loan was impaired. We recorded interest income on impaired loans of $38 thousand during 2009. The average balance of impaired loans was $3.43 million, $8.18 million and $12.56 million during 2011, 2010 and 2009, respectively.

Nonperforming loans at December 31, 2011 and 2010 are as follows:

(In thousands)	2011	2010
Nonaccrual loans	$1,953	$3,171
Loans greater than 90 days and accruing	0	384
TDRs	558	549
Total nonperforming loans	$2,511	$4,104

Of the total TDRs in the table above, $224 thousand at December 31, 2011 and $146 thousand at December 31, 2010, are nonaccruing.

As a result of adopting the amendments in ASU 2011-02, we have reassessed all restructurings that occurred on or after January 1, 2011 for identification as troubled debt restructurings. We did not identify as TDR any loans for which the allowance for credit losses had been measured under a general allowance for credit losses methodology. The loans in the table below are considered impaired under the guidance in Section 310-10-35. Included in the total TDRs of $558 thousand at December 31, 2011 are $347 thousand which were restructured prior to January 1, 2011.

Presented below is a summary of our restructurings during the year ended December 31, 2011:

(Dollars in thousands)	Number of loans	Pre- modification Outstanding Recorded Investment	Post- modification Outstanding Recorded Investment
Real estate – residential:
First mortgage	3	$262	$211

The loans in the table above were classified as TDRs because the borrowers demonstrated cash flow insufficient to service their debt, as well as an inability to obtain funds at market rates from other sources. All three of the loans that were restructured during 2011 were in non-accruing status at the time of the modification. One of the loans was returned to accruing status at the end of the year because there was a sustained period of repayment performance by the borrower, in accordance with the modified term of the loan, and all principal and interest amounts contractually due are reasonably assured of repayment within an acceptable period of time.

Modifications were granted which consisted of lower interest rates and more favorable payment terms to the borrower. There were no TDRs restructured within the past twelve months that have defaulted.

TDRs consist of seven residential real estate loans at December 31, 2011. All seven borrowers experienced financial difficulties that led to the restructure. At the time of restructure five were in payment default and all seven demonstrated cash flow insufficient to service their debt as well and an inability to obtain funds at market rates from other sources. At December 31, 2011, five of the restructured loans were performing in accordance with modified agreements, while two loans totaling $63 thousand, that were restructured in a prior year, were in default with foreclosure proceedings in process. At December 31, 2011, three of the loans totaling $334 thousand were accruing and four of the loans totaling $224 thousand were in nonaccrual. At December 31, 2011, there were no commitments to lend additional funds to borrower whose loans have been modified in a troubled debt restructuring. We had no commitments to lend additional funds to borrowers whose loans were in nonaccrual status or to borrowers whose loans were 90 days past due and still accruing. Merchants recorded interest income on restructured loans of approximately $13 thousand for 2011. Merchants had no commitments to lend additional funds to borrowers whose loans were in nonaccrual or TDR status at the end of 2011.

We had $358 thousand in OREO at December 31, 2011, compared with $191 thousand at December 31, 2010.

Nonaccrual loans by class as of December 31, 2011 and 2010 are as follows:

(In thousands)	2011	2010
Commercial, financial and agricultural	$ 114	$ 595
Real estate loans – residential:
First mortgage	1,146	1,340
Second mortgage	281	391
Real estate loans – commercial:
Owner occupied	412	445
Non owner occupied	0	400
Installment
Total nonaccrual non-TDR loans	$1,953	$3,171

Nonaccruing TDRs
Real estate – residential
First Mortgage	224	146
Total nonaccrual loans	$2,177	$3,317

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

Below is a summary of loans by credit quality indicator as of December 31, 2011:

(In thousands)	Unrated Residential and Consumer	Pass	Pass- Watch	Special Mention	Sub- standard	Total
Commercial, financial and agricultural	$ 2	$117,772	$28,326	$ 170	$ 720	$ 146,990
Municipal loans	0	101,705	0	0	0	101,705
Real estate loans – residential:
First mortgage	379,512	18,647	1,569	641	962	401,331
Second mortgage	38,020	146	0	0	321	38,487
Real estate loans – commercial:
Owner occupied	0	175,878	14,001	7,355	9,022	206,256
Non owner occupied	0	95,239	8,891	1,195	2,334	107,659
Real estate loans – construction:
Residential	99	0	1,699	0	0	1,798
Commercial	81	15,925	573	0	616	17,195
Installment loans	5,806	0	0	0	0	5,806
All other loans	399	0	0	0	0	399
Total	$423,919	$525,312	$55,059	$9,361	$13,975	$1,027,626

Below is a summary of loans by credit quality indicator as of December 31, 2010:

(In thousands)	Unrated Residential and Consumer	Pass	Pass- Watch	Special Mention	Sub- standard	Total
Commercial, financial and agricultural	$ 0	$103,384	$ 5,271	$ 2,038	$ 1,821	$112,514
Municipal	0	67,861	0	0	0	67,861
Real estate – residential:
First mortgage	380,712	0	0	0	0	380,712
Second mortgage	42,269	0	0	0	0	42,269
Real estate – commercial:
Owner occupied	0	95,705	14,732	4,601	10,918	125,956
Non-owner occupied	0	120,491	26,735	4,604	6,510	158,340
Real estate – construction:
Residential	0	3,568	1,562	1,157	0	6,287
Commercial	0	9,015	186	629	303	10,133
Installment	6,284	0	0	0	0	6,284
All other loans	270	0	0	168	0	438
Total	$429,535	$400,024	$48,486	$13,197	$19,552	$910,794

The amount of interest which was not earned, but which would have been earned had our nonaccrual and restructured loans performed in accordance with their original terms and conditions, was approximately $193 thousand, $425 thousand and $638 thousand in 2011, 2010 and 2009, respectively.

It is our policy to make loans to directors, executive officers, and associates of such persons on substantially the same terms, including interest rates and collateral, as those prevailing for comparable lending transactions with other persons.

NOTE 5: PREMISES AND EQUIPMENT

The components of premises and equipment included in the accompanying consolidated balance sheets are as follows:

			Estimated
			Useful Lives
(In thousands)	2011	2010	(In years)
Land	$ 544	$ 600	N/A
Bank premises	10,712	11,070	39
Leasehold improvements	6,627	6,380	5 – 20
Furniture, equipment, and software	16,376	16,538	3 – 7
	34,259	34,588
Less: accumulated depreciation and amortization	20,027	20,223
	$14,232	$14,365

Depreciation and amortization expense related to premises and equipment amounted to $1.89 million, $1.70 million and $1.59 million in 2011, 2010 and 2009, respectively.

We occupy certain banking offices under non-cancellable operating lease agreements expiring at various dates over the next 20 years. The majority of leases have multiple options with escalation clauses for increases associated with the cost of living or other variable expenses over time. Rent expense on these properties totaled $1.02 million, $1.02 million and $1.01 million for the years ended December 31, 2011, 2010 and 2009, respectively. Minimum lease payments on these properties subsequent to December 31, 2011 are as follows: 2012 – $1.04 million; 2013 – $818 thousand; 2014 – $672 thousand; 2015 – $650 thousand; 2016 - $534 thousand and $3.02 million thereafter. We entered into a sale leaseback arrangement for our principal office in South Burlington, Vermont, in June 2008. Deferred gains on the sale leaseback transaction resulted in a $423 thousand offset to rent expense per year through 2015 and $1.06 million thereafter.

We had no intangibles on our balance sheet at any point during 2011 or 2010, therefore no amortization was recorded during 2011 or 2010. Amortization for intangibles is expected to be zero for 2012.

NOTE 6: TIME DEPOSITS

Scheduled maturities of time deposits at December 31, 2011 were as follows:

(In thousands)
Mature in year ending December 31,
2012	$277,402
2013	27,181
2014	20,745
2015	11,779
2016	11,135
Thereafter	6
Total time deposits	$348,248

Time deposits greater than $100 thousand totaled $127.30 million and $127.75 million as of December 31, 2011 and 2010, respectively. Interest expense on time deposits greater than $100 thousand amounted to $1.14 million, $1.29 million and $2.32 million for the years ended December 31, 2011, 2010 and 2009, respectively.

NOTE 7: SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER SHORT-TERM
DEBT

Securities sold under agreements to repurchase and other short-term debt consisted of the following at December 31, 2011 and 2010:

(In thousands)	2011	2010
Demand note due U.S. Treasury	$ 0	$ 2,964
Securities sold under agreements to repurchase – short-term	262,527	224,693
	$262,527	$227,657

FHLB short term borrowings mature daily. There were no outstanding balances at December 31, 2011. The Demand Note Due U.S. Treasury matures daily and bears interest at the federal funds rate less 0.25%; the rate on this borrowing at December 31, 2011 was zero. The Securities Sold Under Agreements to Repurchase are collateralized by mortgage backed securities and collateralized mortgage backed obligations. The repurchase agreements mature daily and the average rate paid on these funds for 2011 was 0.95%. The carrying value of the securities sold under repurchase agreements was $290.06 million and the market value was $296.73 million at December 31, 2011. We maintain effective control over the securities underlying the agreements.

As of December 31, 2011, we could borrow up to $44 million in overnight funds through unsecured borrowing lines established with correspondent banks. We have established both overnight and longer term lines of credit with the FHLB. The borrowings are secured by residential mortgage loans. The total amount of loans pledged to the FHLB for both short and long-term borrowing arrangements totaled $225.86 million and $193.29 million at December 31, 2011 and 2010, respectively. We have $111.76 million in additional short or long-term borrowing capacity with FHLBB. We also have the ability to borrow short-term or long-term through the use of repurchase agreements, collateralized by our investments, with certain approved counterparties.

The following table provides certain information regarding other borrowed funds for the three years ended December 31, 2011, 2010 and 2009:

(In thousands)	2011	2010	2009
FHLB short-term borrowings
Amount outstanding at year end	$ 0	$ 0	$ 0
Maximum month-end amount outstanding	0	13,000	35,000
Average amount outstanding	359	1,316	5,721
Weighted average-rate during the year	0.28%	0.31%	0.33%
Weighted average rate at year-end	0%	0%	0%
Demand note due U.S. Treasury
Amount outstanding at year end	$0	$2,964	$1,403
Maximum month-end amount outstanding	3,013	3,330	1,676
Average amount outstanding	1,794	1,414	1,094
Weighted average-rate during the year	0%	0%	0%
Weighted average rate at year-end	0%	0%	0%
Securities sold under agreement to repurchase
Amount outstanding at year end	$262,527	$224,693	$178,315
Maximum month-end amount outstanding	266,897	224,693	178,315
Average amount outstanding	217,823	172,165	108,295
Weighted average-rate during the year	0.95%	0.94%	0.57%
Weighted average rate at year-end	0.91%	1.01%	0.93%

NOTE 8: LONG-TERM DEBT

Long-term debt consisted of the following at December 31, 2011 and 2010:

(In thousands)	2011	2010
FHLB Note, 3.09%, final maturity February 2013, one time call February 2011	$ 0	$ 5,000
FHLB Note, 3.69%, final maturity September 2014, callable quarterly	0	1,000
FHLB Note, 2.75%, final maturity April 2015	20,000	20,000
Federal Home Loan Bank Notes, payable through March 2029, Rates ranging from 1.50% to 2.50%	2,562	5,139
Securities Sold Under Agreements to Repurchase, payable January 2013 through February 2015, rates ranging from 2.52% to 3.27%	0	7,500
	$22,562	$38,639

Interest expense on FHLB debt totaled $774 thousand and $863 thousand for 2011 and 2010 respectively. Interest on Securities Sold Under Agreements to Repurchase totaled $141 thousand and $1.97 million for 2011 and 2010, respectively.

During 2011, we pre-paid $16 million in long-term debt and incurred prepayment penalties totaling $861 thousand.

Contractual maturities and amortization of long-term debt subsequent to December 31, 2011, are as follows: 2012 - $78 thousand; 2013 - $81 thousand; 2014 - $82 million; 2015 - $20.08 million; 2016 - $85 million and $2.15 million thereafter.

NOTE 9: TRUST PREFERRED SECURITIES

On December 15, 2004, we closed our private placement of an aggregate of $20 million of trust preferred securities. The placement occurred through a newly formed Delaware statutory trust affiliate, MBVT Statutory Trust I (the “Trust”), as part of a pooled trust preferred program. The Trust was formed for the sole purpose of issuing capital securities which are non-voting. We own all of the common securities of the Trust. The proceeds from the sale of the capital securities were loaned to us under deeply subordinated debentures issued to the Trust. The debentures are the only asset of the Trust and payments under the debentures are the sole revenue of the Trust. Our primary source of funds to pay interest on the debentures held by the Trust is current dividends from our principal subsidiary, Merchants Bank. Accordingly, our ability to service the debentures is dependent upon the continued ability of Merchants Bank to pay dividends to us.

These hybrid securities qualify as regulatory capital for us, up to certain regulatory limits. At the same time they are considered debt for tax purposes, and as such, interest payments are fully deductible. The trust preferred securities total $20.62 million, and carried a fixed rate of interest through December 2009 at which time the rate became variable and adjusts quarterly at a fixed spread over three month LIBOR. We have entered into two interest rate swap arrangements for our trust preferred issuance. The swaps fix the interest rate on $10 million at 6.50% for three years and at 5.23% for seven years for the balance of $10 million. The swaps were effective beginning on December 15, 2009. The trust preferred securities mature on December 31, 2034, and are redeemable at our option, subject to prior approval by the FRB, beginning in December 2009. The proceeds from the sale of the trust preferred securities were used for general corporate purposes, and helped fund the special dividend declared on December 1, 2004.

NOTE 10: INCOME TAXES

The components of the provision for income taxes were as follows for the years ended December 31, 2011, 2010 and 2009:

(In thousands)	2011	2010	2009
Current	$ 4,461	$4,443	$ 8,695
Deferred	(1,337)	205	(4,941)
Provision for income taxes	$3,124	$4,648	$ 3,754

Not included in the above table is the income tax impact associated with the unrealized gain or loss on securities available for sale and the income tax impact associated with the funded status of the pension plan, which are recorded directly in shareholders’ equity as a component of accumulated other comprehensive loss.

The tax effects of temporary differences and tax credits that give rise to deferred tax assets and liabilities at December 31, 2011 and 2010 are presented below:

(In thousands)	2011	2010
Deferred tax assets:
Allowance for loan losses	$ 3,974	$ 3,764
Post retirement benefit obligation	1,444	1,231
Loan mark-to-market adjustment	2,627	1,028
Deferred compensation	1,217	1,297
Installment sales	293	409
Core deposit intangible	108	147
Other	335	361
Investment in real estate limited partnerships, net	86	33
Total deferred tax assets	$10,084	$ 8,270
Deferred tax liabilities:
Unrealized gain on securities available for sale	$ (3,598)	$(2,571)
Depreciation	(1,746)	(1,436)
Accrued pension cost	(1,288)	(1,334)
Total deferred tax liabilities	$ (6,632)	$(5,341)
Net deferred tax asset	$ 3,452	$ 2,929

In assessing the realizability of our total deferred tax assets, Management considers whether it is more likely than not that some portion or all of those assets will not be realized. Based upon Management’s consideration of historical and anticipated future pre-tax income, as well as the reversal period for the items giving rise to the deferred tax assets and liabilities, a valuation allowance for deferred tax assets was not considered necessary at December 31, 2011 and 2010. We paid total income taxes in 2011, 2010, and 2009 of $1.95 million, $8.40 million and $5.00 million, respectively. However, factors beyond management’s controls, such as the general state of the economy can affect future levels of taxable income and there can be no assurances that sufficient taxable income will be generated to fully realize the deferred tax assets in the future.

The following is a reconciliation of the federal income tax provision, calculated at the statutory rate of 35%, to the recorded provision for income taxes:

(In thousands)	2011	2010	2009
Applicable statutory federal income tax	$6,210	$ 7,038	$ 5,682
(Reduction) increase in taxes resulting from:
Tax-exempt income	(716)	(402)	(127)
Housing tax credits	(2,053)	(1,652)	(1,791)
Qualified school construction bond tax credits	(539)	(375)	0
Other, net	222	39	(10)
Provision for income taxes	$3,124	$ 4,648	$ 3,754

We have not identified any of our tax positions that contain significant uncertainties. Housing tax credits are recognized using the flow through method. We are currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending December 31, 2008 through 2011. Our state income tax returns are also open to audit under the statute of limitations for the years ending December 31, 2008 through 2011.

The State of Vermont assesses a franchise tax for banks in lieu of income tax. The franchise tax is assessed based on deposits. Vermont franchise taxes, net of state credits amounted to approximately $1.18 million, $1.07 million and $1.02 million in 2011, 2010 and 2009, respectively, which is included as non-interest expense in the accompanying consolidated statement of income.

NOTE 11: EMPLOYEE BENEFIT PLANS

Pension Plan

Prior to January 1995, we maintained a noncontributory defined benefit plan covering all eligible employees. Our Pension Plan (the “Plan”) was a final average pay plan with benefits based on the average salary rates over the five consecutive plan years out of the last ten consecutive plan years that produce the highest average. It was our policy to fund the cost of benefits expected to accrue during the year plus amortization of any unfunded accrued liability that had accumulated prior to the valuation date based on IRS regulations for funding. During 1995, the Plan was curtailed. Accordingly, all accrued benefits were fully vested and no additional years of service or age will be accrued.

We recognize the overfunded or underfunded status of a single employer defined benefit post retirement plan as an asset or liability on the consolidated balance sheets and recognize changes in the funded status in comprehensive income in the year in which the change occurred.

The following tables provide a reconciliation of the changes in the plan’s benefit obligations and fair value of assets over the two year period ending December 31, 2011, and a statement of the funded status as of December 31 of both years:

(In thousands)	2011	2010
Reconciliation of benefit obligation
Benefit obligation at beginning of year	$9,109	$8,586
Service cost including expenses	50	54
Interest cost	473	482
Actuarial (gain) loss	138	507
Benefits paid	(530)	(520)
Benefit obligation at year-end	$9,240	$9,109
Reconciliation of fair value of plan assets
Fair value of plan assets at beginning of year	$9,404	$8,793
Actual return on plan assets	(83)	1,127
Employer contributions	0	0
Benefits paid	(528)	(516)
Fair value of plan assets at year-end	$8,793	$9,404
Funded status at year end	$ (447)	$ 295

Amounts recognized in accumulated other comprehensive income include the unrecognized actuarial loss of $2.68 million at December 31, 2011 and $2.29 million at December 31, 2010, net of taxes.

The accumulated benefit obligation is equal to the projected benefit obligation and was $9.24 million and $9.11 million at December 31, 2011 and 2010, respectively.

The following tables summarize the components of net periodic benefit cost and other changes in plan assets and benefit obligations recognized in other comprehensive income for the years ended December 31, 2011, 2010 and 2009, respectively:

(In thousands)	2011	2010	2009
Interest cost	$ 473	$ 482	$ 492
Expected return on plan assets	(642)	(600)	(408)
Service costs	50	54	45
Net loss amortization	252	242	410
Net periodic pension cost	$ 133	$ 178	$ 539

(In thousands)	2011	2010	2009
Net loss (gain)	$ 861	$ (23)	$(285)
Net loss amortization	(252)	(242)	(410)
Total recognized in other comprehensive income	$ 609	$(265)	$(695)
Total recognized in net periodic pension cost and other comprehensive income	$ 742	$ (87)	$(156)

The estimated net actuarial loss for the plan that will be amortized from accumulated other comprehensive income into net periodic pension cost for 2012 is $299 thousand.

The following table summarizes the assumptions used to determine the benefit obligations and net periodic benefit costs for the years ended December 31, 2011, 2010 and 2009:

	2011	2010	2009
Benefit obligations
Discount rate	5.24%	5.26%	5.80%
Net periodic benefit cost
Discount rate	5.26%	5.80%	6.18%
Expected long-term return on plan assets	7.00%	7.00%	7.00%

The discount rate reflects the rates at which pension benefits could be effectively settled. We look to rates of return on high-quality fixed income investments currently available and expected to be available during the period of maturity of the pension benefits. Consideration was given to the rates that would be used to settle plan obligations as of December 31, 2011 and to the rates of other indices at year-end. Our actuary constructed a hypothetical high quality bond portfolio with cash flows that match the expected monthly benefit payments under the pension plan and calculated a discount rate based upon that portfolio. The expected long-term rate of return on plan assets reflects long-term earnings expectations on existing plan assets and those contributions expected to be received during the current plan year. In estimating that rate, appropriate consideration was given to historical returns earned by plan assets in the fund and the rates of return expected to be available for reinvestment. Rates of return were adjusted to reflect current capital market assumptions and changes in investment allocations, if any.

The Board of Directors has chosen our Trust division as the investment manager for the plan. The investment objectives of the plan are to provide both income and capital appreciation and to assist with current and future spending needs of the Plan while at the same time minimizing the risks of investing. The investment target of the Plan is to achieve a total annual rate of return in excess of the change in the Consumer Price Index for the aggregate investments of the Plan evaluated over a period of five years. A certain amount of risk must be assumed to achieve the Plan's investment target rate of return. The Plan uses a balanced portfolio which has a 5-15 year time horizon and is considered moderate risk. The portfolio strategy followed by the plan has a baseline allocation of 60% stock and 40% fixed income securities, but the investment manager may allocate funds within certain specified ranges. The range for equities is 35% to 75% and for fixed income securities the range is 25% to 60%. The allocation among categories will vary from the baseline allocation when opportunities are identified to improve returns and/or reduce risk.

The fair value of our pension plan assets at December 31, 2011 by asset category are as follows:

		Fair Value Measurements at Reporting Date Using:
(In thousands) Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash	$ 13	$ 13	$ 0	$ 0
Money Market Funds	258	258	0	0
Equity Securities:
Large Cap Equity Mutual Funds	2,425	2,425	0	0
Small Cap Equity Mutual Funds	80	80	0	0
Domestic Equities	223	223	0	0
Global Equity Mutual Funds	506	506	0	0
International Equity Mutual Funds	822	822	0	0
Absolute Return Funds	419	419	0	0
Fixed Income:
International Bond Mutual Funds	419	419	0	0
Taxable Bond Mutual Funds	3,641	3,641	0	0
Total	$8,806	$8,806	$ 0	$ 0

The fair value of our pension plan assets at December 31, 2010 by asset category are as follows:

		Fair Value Measurements at Reporting Date Using:
(In thousands) Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash	$ 26	$ 26	$ 0	$ 0
Money Market Funds	196	196	0	0
Equity Securities:
Large Cap Equity Mutual Funds	2,702	2,702	0	0
Small Cap Equity Mutual Funds	101	101	0	0
Domestic Equities	211	211	0	0
Global Equity Mutual Funds	590	590	0	0
International Equity Mutual Funds	681	681	0	0
Absolute Return Funds	439	439	0	0
Fixed Income:
International Bond Mutual Funds	878	878	0	0
Taxable Bond Mutual Funds	3,581	3,581	0	0
Total	$9,405	$9,405	$ 0	$ 0

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

Domestic equities: The pension plan holds 7,650 shares of Merchants Bancshares, Inc. stock with a cost basis of $64 thousand and a market value at December 31, 2011 of $223 thousand.

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

We have no minimum required contribution for 2012.

The following table summarizes the estimated future benefit payments expected to be paid under the Plan:

(In thousands)	Pension Benefits
2012	$ 478
2013	506
2014	535
2015	550
2016	572
Years 2017 to 2021	$3,277

The estimated future benefit payments expected to be paid under the Plan are based on the same assumptions used to measure our benefit obligation at December 31, 2011. No future service estimates were included due to the frozen status of the Plan.

401(k) Employee Stock Ownership Plan

Under the terms of our 401(k) Employee Stock Ownership Plan (“401(k)”) eligible employees are entitled to contribute up to 75% of their compensation, subject to IRS limitations, to the 401(k), and we contribute a percentage of the amounts contributed by the employees as authorized by Merchants’ Bank’s Board of Directors. In 2011 we introduced a Roth plan available to all employees as part of the 401K plan. We contributed approximately 49%, 49% and 54% of the amounts contributed by the employees in 2011, 2010 and 2009, respectively.

Summary of Expense

A summary of expense relating to our various employee benefit plans for each of the years in the three year period ended December 31, 2011 is as follows:

(In thousands)	2011	2010	2009
Pension plan	$133	$178	$ 539
401(k)	622	554	562
Total	$755	$732	$1,101

NOTE 12: STOCK-BASED COMPENSATION PLANS

Our Board of Directors and stockholders approved the Amended and Restated Merchants Bancshares, Inc. 2008 Stock Incentive Plan (the “Plan”) in 2011. The Plan allows us to grant stock options and restricted stock grants to certain employees. The Plan allows for the issuance of up to 600,000 shares of stock. As of December 31, 2011, there were 467,990 shares that remain available for future grants under the Plan.

The fair value of stock option and restricted stock awards, measured at the grant date are amortized to compensation expense on a straight-line basis over the vesting period. The total compensation cost recognized related to stock option awards was $110 thousand, $103 thousand and $65 thousand for 2011, 2010 and 2009, respectively. The total compensation expense recognized related to restricted stock awards for 2011 was $54 thousand. There were no restricted stock awards prior to 2011. Compensation cost related to stock option and restricted stock awards is included in salary expense in the accompanying consolidated Statements of Income. Remaining compensation expense relating to current outstanding stock option grants is $99 thousand. Remaining compensation expense related to current outstanding restricted stock awards is $223 thousand.

Restricted Stock

Restricted stock provides grantees with rights to shares of common stock upon completion of a service period. During the service period, all shares are considered outstanding and dividends are paid on the restricted stock. We made a grant of 11,054 restricted shares in 2011, our first grant of restricted shares under the Plan. The shares will vest in 2014. No restricted shares vested during 2011, and the grant date fair value of restricted stock granted during 2011 was $25.00 per share.

Stock Options

Stock options are granted at 100% of fair market value and vest over three years. No stock options were granted during 2011. We granted 52,475 options during May 2010. The fair value of the options granted during 2010 was $3.06 per option. The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model that requires Merchants to develop estimates for assumptions used in the model. The Black-Scholes valuation model uses the following assumptions: expected volatility, expected term of option, risk-free interest rate and dividend yield. Expected volatility estimates are developed based on historical volatility of our stock. We use historical data to estimate the expected term of the options. The risk-free interest rate for periods within the expected life of the option is based on the U.S. Treasury yield in effect at the grant date. The dividend yield represents the expected dividends on our stock.

The following table presents the assumptions used for options granted during 2010:

2010
Expected volatility	24.41%
Expected term of option	7.0 years
Risk-free interest rate	2.82%
Annual rate of quarterly dividends	5.07%

A summary of Merchants’ stock option plan as of December 31, 2011, 2010 and 2009 and changes during the years then ended are as follows, with numbers of shares in thousands:

	2011		2010		2009
	Number Of Shares	Weighted Average Exercise Price Per Share	Number Of Shares	Weighted Average Exercise Price Per Share	Number Of Shares	Weighted Average Exercise Price Per Share
Options outstanding, beginning of year	127	$22.82	81	$23.30	100	$20.14
Granted	0	0	52	22.07	39	22.75
Exercised	6	22.93	2	23.00	58	17.49
Forfeited	0	0	4	22.75	0	0
Expired	0	0	0	0	0	0
Options outstanding, end of year	121	$22.81	127	$22.82	81	$23.30
Options exercisable	34	$24.01	10	$26.63	13	$25.88

As of December 31, 2011, there were options outstanding within the following ranges: 111 thousand at an exercise price within the range of $22.07 to $22.93, and 10 thousand at $26.63.

The total intrinsic value of options exercised was $8 thousand, $6 thousand and $240 thousand for the three years ended December 31, 2011, 2010 and 2009, respectively. We generally use shares held in treasury for option exercises. Options exercisable at December 31, 2011 had an intrinsic value of $177 thousand and a weighted average remaining term of 5.91 years. The total cash received from employees, net of withholding taxes, as a result of employee stock option exercises was zero, $60 thousand and $475 thousand for the years ended December 31, 2011, 2010 and 2009, respectively. There were 5 thousand shares surrendered by employees to satisfy the exercise price in conjunction with the option exercise for the year ended December 31, 2011 and no shares surrendered by employees to satisfy the exercise price in conjunction with the option exercise for the year ended December 31, 2010. Total shares surrendered by employees to satisfy the exercise price in conjunction with option exercises were 21,933 shares for the year ended December 31, 2009. The tax benefit realized as a result of the stock option exercises was less than $1 thousand, $2 thousand and $52 thousand for the years ended December 31, 2011, 2010 and 2009, respectively.

Deferred Compensation Plans

Merchants has established deferred compensation plans for non-employee directors. Under the terms of these plans participating directors can elect to have all, or a specified percentage, of their director’s fees for a given year paid in the form of cash or deferred in the form of restricted shares of Merchants’ common stock. These shares are held in a rabbi trust and are considered outstanding for purposes of computing earnings per share. Directors who elect to have their compensation deferred are credited with a number of shares of Merchants’ common stock equal in value to the amount of fees deferred. Prior to 2011 Directors were also credited with a risk premium of 20% of the amount deferred. The participating director may not sell, transfer or otherwise dispose of these shares prior to distribution. With respect to shares of common stock issued or otherwise transferred to a participating director, the participating director will have the right to receive dividends or other distributions thereon. If a participating director resigns under certain circumstances, the director forfeits all of his or her shares which are risk premium shares. The total amount of unearned compensation cost related to non-vested risk premium shares was $35 thousand at December 31, 2011. During 2011, no risk premium shares were granted. Deferred fees are recognized as an expense in the year incurred and the grant date fair value of the risk premium shares is recognized as an expense ratably over the five-year vesting period.

NOTE 13: EARNINGS PER SHARE

The following table presents reconciliations of the calculations of basic and diluted earnings per share for the years ended December 31, 2011, 2010 and 2009:

	2011	2010	2009
	(In thousands except per share data)
Net Income	$14,620	$15,461	$12,479
Weighted average common shares outstanding	6,212	6,167	6,106
Dilutive effect of common stock equivalents	12	4	1
Weighted average common and common equivalent shares outstanding	6,224	6,171	6,107
Basic earnings per share	$ 2.35	$ 2.51	$ 2.04
Diluted earnings per share	$ 2.35	$ 2.51	$ 2.04

Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. The computation of diluted earnings per share excludes the effect of assuming the exercise of certain outstanding stock options because the effect would be anti-dilutive. The average anti-dilutive options outstanding for 2011, 2010 and 2009 were 7,500; 44,478 and 63,389, respectively.

NOTE 14: PARENT COMPANY

The Parent Company's investments in its subsidiaries are recorded using the equity method of accounting. Summarized financial information relative to the Parent Company only balance sheets at December 31, 2011 and 2010, and statements of income and cash flows for each of the years in the three year period ended December 31, 2011, are shown in the following table. The statement of changes in stockholders' equity for the Parent Company are not reported because they are identical to the consolidated financial statements.

Balance Sheets as of December 31, (In thousands)	2011	2010
Assets:
Investment in and advances to subsidiaries*	$ 127,581	$ 118,028
Cash*	3,395	2,638
Other assets	696	612
Total assets	$ 131,672	$ 121,278
Liabilities and shareholders' equity:
Other liabilities	$ 1,516	$ 1,328
Long term debt	20,619	20,619
Shareholders' equity	109,537	99,331
Total liabilities and shareholders' equity	$ 131,672	$ 121,278

Statements of Income for the Years Ended December 31,
(In thousands)	2011	2010	2009
Dividends from Merchants Bank*	$ 7,953	$ 6,901	$ 7,727
Equity in undistributed earnings of subsidiaries	7,832	9,705	5,829
Other expense, net	(1,788)	(1,760)	(1,672)
Benefit from income taxes	623	615	595
Net income	$ 14,620	$ 15,461	$ 12,479

Statements of Cash Flows for the Years Ended December 31,
(In thousands)	2011	2010	2009
Cash flows from operating activities:
Net income	$ 14,620	$ 15,461	$ 12,479
Adjustments to reconcile net income to net cash provided
by operating activities:
Increase in other assets	(84)	(187)	(59)
Increase in other liabilities	66	201	6
Equity in undistributed earnings of subsidiaries	(7,832)	(9,705)	(5,829)
Net cash provided by operating activities	6,770	5,770	6,597
Cash flows from financing activities:
Sale of treasury stock	14	10	4
Proceeds from exercise of stock options	(1)	59	532
Tax benefit from exercises of stock options	1	2	51
Cash dividends paid	(6,233)	(6,139)	(6,059)
Other, net	206	208	179
Net cash used in financing activities	(6,013)	(5,860)	(5,293)
Increase (decrease) in cash and cash equivalents	757	(90)	1,304
Cash and cash equivalents at beginning of year	2,638	2,728	1,424
Cash and cash equivalents at end of year	$ 3,395	$ 2,638	$ 2,728

*Account balances are partially or fully eliminated in consolidation.

NOTE 15: COMMITMENTS AND CONTINGENCIES

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

Exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and financial guarantees written is represented by the contractual amount of those instruments. We use the same credit policies in making commitments as we do for on-balance sheet instruments. The contractual amounts of these financial instruments at December 31, 2011 and 2010 are as follows:

(In thousands)	2011	2010
Financial instruments whose contract amounts represent credit risk:
Commitments to originate loans	$ 17,569	$ 4,777
Unused lines of credit	186,196	178,616
Standby letters of credit	4,262	4,911
Loans sold with recourse	22	31
Equity commitments to affordable housing limited partnerships	2,619	1,961

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since a portion of the commitment is expected to expire without being drawn upon, the total commitment amount does not necessarily represent a future cash requirement. We evaluate each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained by us upon extension of credit is based on Management's credit evaluation of the counterparty, and an appropriate amount of real and/or personal property is typically obtained as collateral.

Disclosures are required regarding liability-recognition for the fair value at issuance of certain guarantees. We do not issue any guarantees that would require liability-recognition or disclosure, other than our standby letters of credit. We have issued conditional commitments in the form of standby letters of credit to guarantee payment on behalf of a customer and guarantee the performance of a customer to a third party. Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit totaled approximately $4.26 million and $4.91 million at December 31, 2011 and 2010, respectively, and represent the maximum potential future payments we could be required to make. Typically, these instruments have terms of 12 months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance sheet instruments. Our policies governing loan collateral apply to standby letters of credit at the time of credit extension. Loan-to-value ratios are generally consistent with loan-to-value requirements for other commercial loans secured by similar types of collateral.

We may enter into commitments to sell loans, which involve market and interest rate risk. There were no such commitments at December 31, 2011 or 2010.

Balances at the Federal Reserve Bank

At December 31, 2011 and 2010, amounts at the Federal Reserve Bank included $12.22 million and $5.99 million, respectively, held to satisfy certain reserve requirements of the Federal Reserve Bank.

Legal Proceedings

We have been named as defendants in various legal proceedings arising from our normal business activities. Although the amount of any ultimate liability with respect to such proceedings cannot be determined, in the opinion of Management, based upon the opinion of counsel on the outcome of such proceedings, any such liability will not have a material effect on our consolidated financial position.

NOTE 16: FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The table below presents the balance of financial assets and liabilities at December 31, 2011 measured at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
(In thousands) Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Treasury Obligations	$ 250	0	$ 250	0
U.S. Agency Obligations	90,419	0	90,419	0
FHLB Obligations	16,676	0	16,676	0
Agency MBSs	183,838	0	183,838	0
Agency CMOs	214,480	0	214,480	0
Non-Agency CMOs	4,855	0	4,855	0
ABSs	1,233	0	1,233	0
Interest rate swaps agreements	207	0	207	0
Total assets	$511,958	0	$511,958	0
Liabilities:
Interest rate swaps agreements	$ 1,613	0	$ 1,613	0
Total liabilities	$ 1,613	0	$ 1,613	0

The table below presents the balance of financial assets and liabilities at December 31, 2010 measured at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using:
(In thousands) Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury Obligations	$ 250	$ 0	$ 250	$ 0
U.S. Agency Obligations	47,788	0	47,788	0
FHLB Obligations	11,457	0	11,457	0
Agency MBSs	174,907	0	174,907	0
Agency CMOs	224,268	0	224,268	0
Non-Agency CMOs	5,852	0	5,852	0
ABSs	1,440	0	1,440	0
Interest rate swap agreements	(1,218)	0	(1,218)	0
Total	$464,744	$ 0	$464,744	$ 0

Investment securities are reported at fair value utilizing Level 2 inputs. The prices for these instruments are obtained through an independent pricing service or dealer market participant with whom we have historically transacted both purchases and sales of investment securities. Prices obtained from these sources include market quotations and matrix pricing. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things.

The interest rate swaps are reported at their fair value utilizing Level 2 inputs from third parties. The fair value of our interest rate swaps are determined using prices obtained from a third party advisor. The fair value measurement of the interest rate swap is determined by netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on the expectation of future interest rates derived from observed market interest rate curves.

Certain assets are also measured at fair value on a non-recurring basis. These other financial assets include impaired loans and OREO. The table below presents the balance of financial assets at December 31, 2011 measured at fair value on a nonrecurring basis:

		Fair Value Measurements at Reporting Date Using:
(In thousands) Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
OREO	$ 358	$ 0	$ 0	$ 358
Impaired loans	2,511	0	0	2,511
Total	$2,869	$ 0	$ 0	$2,869

The table below presents the balance of financial assets at December 31, 2010 measured at fair value on a nonrecurring basis:

		Fair Value Measurements at Reporting Date Using:
(In thousands) Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
OREO	$ 191	$ 0	$ 0	$ 191
Impaired loans	4,104	0	0	4,104
Total	$4,295	$ 0	$ 0	$4,295

In accordance with the provisions of FASB ASC Subtopic 310-10-35, “Accounting by Creditors for Impairment of a Loan – an amendment of FASB Statements No. 5 and 15,” we had collateral dependent impaired loans with a carrying value of approximately $2.51 million, which had specific reserves included in the allowance for loan losses of $227 thousand at December 31, 2011.

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

Commitments to Extend Credit and Standby Letters of Credit - The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of financial standby letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties. The fair value of commitments to extend credit and standby letters of credit is approximately $42 thousand at December 31, 2011 and $49 thousand as of December 31, 2010, respectively.

The fair value of Merchants’ financial instruments as of December 31, 2011 and December 31, 2010 are summarized in the table below:

	December 31, 2011		December 31, 2010
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Securities available for sale	$ 511,751	$ 511,751	$ 465,962	$ 465,962
Securities held to maturity	558	624	794	882
FHLB stock	8,630	8,630	8,630	8,630
Loans, net of allowance for loan losses	1,017,007	1,035,131	900,659	913,882
Accrued interest receivable	5,121	5,121	4,992	4,992
Total assets	$1,543,067	$1,561,257	$1,381,037	$1,394,348
Deposits	$1,177,880	$1,181,066	$1,092,196	$1,094,455
Securities sold under agreement to repurchase and other short-term borrowings	262,527	263,062	227,657	228,109
Securities sold under agreement to repurchase and other long-term borrowings	22,562	23,594	38,639	39,574
Junior subordinated debentures issued to unconsolidated subsidiary trust	20,619	15,268	20,619	14,413
Accrued interest payable	282	282	377	377
Total liabilities	$1,483,870	$1,483,272	$1,379,488	$1,376,928

NOTE 17: COMPREHENSIVE INCOME

The accumulated balances for each classification of other comprehensive income are as follows:

(In thousands)	Unrealized (gains)/losses on securities	Pension and postretirement benefit plans	Interest rate swaps	Unrealized gains (losses) on securities deemed other than temporarily impaired	Accumulated other comprehensive income (loss)
Balance January 1, 2009	$ 2,182	$(2,914)	$(453)	$ 0	$ (1,185)
Net current period change	4,373	456	28	0	4,857
Cumulative effect adjustment upon adoption of ASC 320-10-65	0	0	0	(213)	(213)
Reclassification adjustments for (gains) losses reclassified into income	(792)	0	0	0	(792)
Balance December 31, 2009	$ 5,763	$(2,458)	$(425)	$(213)	$2,667
Net current period change	266	172	(366)	292	364
Reclassification adjustments for (gains) losses reclassified into income	(1,354)	0	0	0	(1,354)
Balance December 31, 2010	$ 4,675	$(2,286)	$(791)	$ 79	$ 1,677
Net current period change	2,583	(396)	(123)	7	2,071
Reclassification adjustments for (gains) losses reclassified into income	(646)	0	0	0	(646)
Balance December 31, 2011	$ 6,612	$(2,682)	$(914)	$ 86	$ 3,102

Accumulated Other Comprehensive Income (“AOCI”) at December 31, 2011 consisted of a net unrealized actuarial loss on our defined benefit plan in the amount of $2.68 million and the unrealized gain on securities available for sale of $6.72 million, all net of taxes. Also included in AOCI as of December 31, 2011 is $914 thousand in net unrealized losses on interest rate swaps, net of taxes. None of these losses are expected to be reclassified to earnings.

NOTE 18: REGULATORY CAPITAL REQUIREMENTS

We are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines, we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. It is the policy of the FRB that banks and bank holding companies, respectively, should pay dividends only out of current earnings and only if, after paying such dividends, the bank or bank holding company would remain adequately capitalized. We are also subject to the regulatory framework for prompt corrective action that requires it to meet specific capital guidelines to be considered well capitalized. Our capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2011, that Merchants met all capital adequacy requirements to which it is subject.

As of December 31, 2011, the most recent notification from the FDIC categorized Merchants Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that Management believes have changed Merchants Bank’s category. To be considered well capitalized under the regulatory framework for prompt corrective action, Merchants Bank must maintain minimum Tier 1 Leverage, Tier 1 Risk-Based, and Total Risk-Based Capital ratios. Set forth in the table below are those ratios as well as those for Merchants Bancshares, Inc.

					To Be Well-
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(In thousands)	Amount	Percent	Amount	Percent	Amount	Percent
As of December 31, 2011
Merchants Bancshares, Inc.:
Tier 1 Leverage Capital	$126,435	8.08%	$62,573	4.00%	N/A	N/A
Tier 1 Risk-Based Capital	126,435	14.66%	34,490	4.00%	N/A	N/A
Total Risk-Based Capital	137,255	15.92%	68,981	8.00%	N/A	N/A
Merchants Bank:
Tier 1 Leverage Capital	$122,946	7.84%	$62,740	4.00%	$78,425	5.00%
Tier 1 Risk-Based Capital	122,946	14.16%	34,723	4.00%	52,084	6.00%
Total Risk-Based Capital	133,837	15.42%	69,446	8.00%	86,807	10.00%
As of December 31, 2010
Merchants Bancshares, Inc.:
Tier 1 Leverage Capital	$117,654	7.90%	$59,550	4.00%	N/A	N/A
Tier 1 Risk-Based Capital	117,654	14.85%	31,688	4.00%	N/A	N/A
Total Risk-Based Capital	127,576	16.10%	63,376	8.00%	N/A	N/A
Merchants Bank:
Tier 1 Leverage Capital	$114,940	7.70%	$59,695	4.00%	$74,619	5.00%
Tier 1 Risk-Based Capital	114,940	14.41%	31,913	4.00%	47,869	6.00%
Total Risk-Based Capital	124,922	15.66%	63,826	8.00%	79,782	10.00%

•

Capital amounts for Merchants Bancshares, Inc. include $20 million in trust preferred securities issued in December 2004. These hybrid securities qualify as regulatory capital up to certain regulatory limits.

NOTE 19: DERIVATIVE FINANCIAL INSTRUMENTS

At December 31, 2011 we held interest rate swaps with a combined notional amount of $20 million that were designated as cash flow hedges. The swaps were used to convert the floating rate interest on our trust preferred issuance to a fixed rate of interest. The purpose of the hedge was to protect us from the risk of variability arising from the floating rate interest on the debentures. The effective portion of unrealized changes in the fair value of derivatives accounted for as cash flow hedges are reported in other comprehensive income and reclassified to earnings if gains or losses are realized. Each quarter we assess the effectiveness of the hedging relationships by comparing the changes in cash flows of the derivative hedging instruments with the changes in cash flows of the designated hedged item. The ineffective portion of changes in the fair value of the derivatives is recognized directly in earnings. There was no ineffective portion recognized in earnings during 2011, 2010 or 2009. The fair value of ($1.41) million and ($1.22) million was reflected in Other Comprehensive Income in the accompanying Consolidated Balance Sheets at December 31, 2011 and December 31, 2010, respectively.

At December 31, 2011 we had one interest rate derivative position, with a notional amount of $14.80 million that was not designated as a hedging instrument. This derivative position related to a transaction in which we entered into an interest rate swap with a customer while at the same time entering into an offsetting rate swap with another financial institution. In connection with the transaction, we agreed to pay interest to the customer on a notional amount at a variable interest rate and receive interest from the customer on the same notional amount at a fixed interest rate. At the same time, we agreed to pay another financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. The transaction allows our customers to effectively convert a variable rate loan to a fixed rate loan. Because the terms of the swap with our customer and the other financial institution offset each other, with the only difference being counterparty credit risk, changes in the fair value of the underlying derivative contracts are not materially different and do no significantly impact our results of operations. There were no non-hedging derivative financial instruments outstanding at December 31, 2010. The fair value of $206 thousand was reflected in other assets and other liabilities in the accompanying Consolidated Balance Sheets at December 31, 2011. We assessed our counterparty risk at December 31, 2011 and determined any credit risk inherent in our derivative contracts was insignificant. Information about the fair value of derivative financial instruments can be found in Footnote 16 to these Consolidated Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Merchants Bancshares, Inc.:

We have audited the accompanying consolidated balance sheets of Merchants Bancshares, Inc. and subsidiaries (the Company) as of December 31, 2011 and 2010 and the related consolidated statements of income, changes in shareholders’ equity, comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Merchants Bancshares, Inc. and subsidiaries as of December 31, 2011 and 2010 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Merchants Bancshares, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 8, 2012, expressed an unqualified opinion on the effectiveness of Merchants Bancshares, Inc.’s internal control over financial reporting.

/s/  KPMG LLP

Albany, New York

March 8, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Merchants Bancshares, Inc.:

We have audited Merchants Bancshares, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Merchants Bancshares, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Managements Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Merchants Bancshares, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Merchants Bancshares, Inc. and subsidiaries as of December 31, 2011 and 2010 and the related consolidated statements of income, changes in shareholders’ equity, comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated March 8, 2012, expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

Albany, New York

March 8, 2012

ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A—CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures – Our principal executive officer and principal financial officer have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) as of December 31, 2011. Based on this evaluation, the principal executive officer and principal financial officer have concluded that our disclosure controls and procedures effectively ensure that information required to be disclosed in our filings and submissions with the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission.

Management’s Report on Internal Control Over Financial Reporting – Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) or 15d-15(f). Our internal control system was designed to provide reasonable assurances to our Management and board of directors regarding the preparation and fair presentation of published financial statements. Under the supervision and with the participation of our Management, including our principal executive officer and principal financial officer, an evaluation of the effectiveness of our internal control over financial reporting was conducted, based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation under the framework in Internal Control – Integrated Framework, Management concluded that our internal control over financial reporting was effective as of December 31, 2011.

KPMG LLP, the independent registered public accounting firm that reported on our consolidated financial statements, has issued an audit report on the effectiveness of our internal control over financial reporting as of December 31, 2011. This report can be found on page 86.

Changes in Internal Controls over Financial Reporting – There have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting in 2011.

ITEM 9B—OTHER INFORMATION

None.

PART III

ITEM 10—DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

ITEM 11—EXECUTIVE COMPENSATION

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE

ITEM 14—PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by Items 10 through 14 will be included in our Proxy Statement to be filed relating to our 2011 Annual Meeting of Shareholders and is incorporated herein by reference.

Pursuant to Rule 12b-23 and Instruction G to Form 10-K, our Proxy Statement will be filed within 120 days subsequent to the end of our fiscal year ended December 31, 2011.

PART IV

ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)

The following consolidated financial statements are included:

Consolidated Balance Sheets, December 31, 2011, and December 31, 2010

Consolidated Statements of Income for the years ended December 31, 2011, 2010 and 2009

Consolidated Statements of Comprehensive Income for the years ended December 31, 2011, 2010 and 2009

Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2011, 2010 and 2009

Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009

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

10.2	Amended and Restated Merchants Bancshares, Inc. 2008 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 to Merchants’ Current Report on Form 8-K filed on May 6, 2011) +

10.3	First Amendment to Amended and Restated Merchants Bancshares, Inc. 2008 Stock Incentive Plan *+

10.4	Form of Restricted Stock Agreement*+

10.5

The Merchants Bancshares, Inc. and Subsidiaries Amended and Restated 1996 Compensation Plan for Non-Employee Directors (Incorporated by reference to Exhibit 10.3 to Merchants’ Annual Report on Form 10-K filed on March 15, 2011) +

10.6

The Merchants Bancshares, Inc. and Subsidiaries Amended and Restated 2008 Compensation Plan for Non-Employee Directors and Trustees (Incorporated by reference to Exhibit 10.3 to Merchants’ Annual Report on Form 10-K filed on March 15, 2011) +

10.7	Merchants Bancshares, Inc. Executive Annual Incentive Plan (Incorporated by reference to Exhibit 10.1 to Merchants’ Report on Form 8-K filed on March 2, 2011)+

10.8

Employment Agreement by and among Merchants, Merchants Bank and Michael R. Tuttle, dated March 17, 2011 (Incorporated by reference to Exhibit 10.1 to Merchants’ Current Report on Form 8-K filed on March 23, 2011) +

10.9

Employment Agreement by and among Merchants, Merchants Bank and

Janet P. Spitler, dated March 17, 2011 (Incorporated by reference to Exhibit 10.2 to Merchants’ Current Report on Form 8-K filed on March 23, 2011) +

10.10	The Merchants Bank Amended and Restated Deferred Compensation Plan for Directors (Incorporated by reference to Exhibit 10.7 to Merchants’ Annual Report on Form 10-K filed on March 15, 2011) +

10.11

Trust under the Merchants Bank Amended and Restated Deferred Compensation Plan for Directors (Incorporated by reference to Exhibit 10.8 to Merchants’ Annual Report on Form 10-K filed on March 15, 2011) +

10.12

Agreement among the Merchants Bank and Kathryn T. Boardman, Thomas R. Havers and Susan D. Struble dated as of December 20, 1995 (Incorporated by reference to Exhibit 10.9 to Merchants’ Annual Report on Form 10-K filed on March 15, 2011) +

10.13

Trust under the Agreement among the Merchants Bank and Kathryn T. Boardman, Thomas R. Havers and Susan D. Struble dated as of December 20, 1995 (Incorporated by reference to Exhibit 10.10 to Merchants’ Annual Report on Form 10-K filed on March 15, 2011) +

10.14

Employment Agreement by and between Merchants Bank and Thomas R. Leavitt, dated March 17, 2011 (Incorporated by reference to Exhibit 10.3 to Merchants’ Current Report on Form 8-K filed on March 23, 2011) +

10.15

Employment Agreement by and between Merchants Bank and Thomas R. Havers, dated March 17, 2011 (Incorporated by reference to Exhibit 10.4 to Merchants’ Current Report on Form 8-K filed on March 23, 2011) +

10.16

Employment Agreement by and between Merchants Bank and Geoffrey R. Hesslink, dated March 17, 2011 (Incorporated by reference to Exhibit 10.5 to Merchants’ Current Report on Form 8-K filed on March 23, 2011) +

10.17

Indenture, dated December 15, 2004, by and between Merchants Bancshares, Inc. and Wilmington Trust Company, as trustee (Incorporated by reference to Exhibit 10.5 to Merchants’ Annual Report on Form 10-K filed on March 9, 2005)

10.18

Guarantee Agreement, dated December 15, 2004, by and between Merchants Bancshares, Inc. and Wilmington Trust Company dated December 15, 2004 for the benefit of the holders from time to time of the Capital Securities of MBVT Statutory Trust I (Incorporated by reference to Exhibit 10.5.3 to Merchants’ Annual Report on Form 10-K filed on March 9, 2005)

10.19	Declaration of Trust of MBVT Statutory Trust I, dated December 2, 2004 (Incorporated by reference to Exhibit 10.5.2 to Merchants’ Annual Report on Form 10-K filed on March 9, 2005)

10.20

Subscription Agreement, dated December 15, 2004, by and among MBVT Statutory Trust I, Merchants and Preferred Term Securities XVI, Ltd. (Incorporated by reference to Exhibit 10.5.1 to Merchants’ Annual Report on Form 10-K filed on March 9, 2005)

10.21

Placement Agreement, dated December 7, 2004, by and among Merchants Bancshares, Inc., FTN Financial Capital Markets and Keefe, Bruyette & Woods, Inc. (Incorporated by reference to Exhibit 10.5.4 to Merchants’ Annual Report on Form 10-K filed on March 9, 2005)

10.22

Purchase and Sale Agreement between Merchants Bank and Eastern Avenue Properties, L.L.C., dated as of June 27, 2008 (Incorporated by reference to Exhibit 10.18.1 to Merchants’ Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2008)

10.23

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

101

The following materials from Merchants Bancshares, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011 formatted in XBRL: (i) Consolidated Balance Sheets at December 31, 2011 and December 31, 2010; (ii) Consolidated Statements of Income for the years ended December 31, 2011, 2010 and 2009; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2011, 2010 and 2009; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2011, 2010 and 2009; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009; and (vi) Notes to Consolidated Financial Statements**

+

Management contract or compensatory plan or agreement

*

Filed herewith

**

Furnished herewith

SIGNATURES

Pursuant to the requirement of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Merchants Bancshares, Inc.

Date:	March 8, 2012	By:	/s/ Michael R. Tuttle
Michael R. Tuttle, President & CEO

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of MERCHANTS BANCSHARES, INC., and in the capacities and on the date as indicated.

/s/ Michael R. Tuttle	March 8, 2012
Michael R. Tuttle, Director,	Date
President & CEO of Merchants

/s/ Scott F. Boardman	March 8, 2012
Scott F. Boardman, Director	Date

/s/ Peter A. Bouyea	March 8, 2012
Peter A. Bouyea, Director	Date

/s/ Karen J. Danaher	March 8, 2012
Karen J. Danaher, Director	Date

/s/ Jeffrey L. Davis	March 8, 2012
Jeffrey L. Davis, Director	Date

/s/ Michael G. Furlong	March 8, 2012
Michael G. Furlong, Director	Date

/s/ John A. Kane	March 8, 2012
John A. Kane, Director	Date

/s/ Lorilee A. Lawton	March 8, 2012
Lorilee A. Lawton, Director	Date

/s/ Bruce M. Lisman	March 8, 2012
Bruce M. Lisman, Director	Date

/s/ Raymond C. Pecor, Jr.	March 8, 2012
Raymond C. Pecor, Jr., Director	Date
Chairman of the Board of Directors

/s/ Patrick S. Robins	March 8, 2012
Patrick S. Robins, Director	Date

/s/ Robert A. Skiff	March 8, 2012
Robert A. Skiff, Director	Date

/s/ Janet P. Spitler	March 8, 2012
Janet P. Spitler, Treasurer, CFO and Principal Accounting Officer of Merchants	Date