Form 10-Q
period 2012-03-31
MERCHANTS BANCSHARES INC
filed 2012-05-10
CIK 726517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2012

or

[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	0-11595

Merchants Bancshares, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	03-0287342
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

275 Kennedy Drive, South Burlington, Vermont	05403
(Address of Principal Executive Offices)	(Zip Code)

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

[    ] Yes                    [ X ] No

As of April 26, 2012, there were 6,240,525 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

MERCHANTS BANCSHARES, INC.

FORM 10-Q

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	36
Item 1A.	Risk Factors	36
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36
Item 3.	Defaults upon Senior Securities	36
Item 4.	Mine Safety Disclosure	36
Item 5.	Other Information	36
Item 6.	Exhibits	36
	Signatures	37
	Exhibits

ITEM 1.  Financial Statements

Merchants Bancshares, Inc.

Consolidated Balance Sheets

(unaudited)

(In thousands except share and per share data)	March 31, 2012	December 31, 2011
ASSETS
Cash and due from banks	$ 27,003	$ 10,392
Interest earning deposits with banks and other short-term investments	17,161	27,420
Total cash and cash equivalents	44,164	37,812
Investments:
Securities available for sale, at fair value	507,654	511,751
Securities held to maturity (fair value of $579 and $624)	516	558
Total investments	508,170	512,309
Loans	1,041,009	1,027,626
Less: Allowance for loan losses	11,049	10,619
Net loans	1,029,960	1,017,007
Federal Home Loan Bank stock	8,145	8,630
Bank premises and equipment, net	14,210	14,232
Investment in real estate limited partnerships	5,963	5,189
Other assets	18,099	16,690
Total assets	$1,628,711	$1,611,869
LIABILITIES
Deposits:
Demand (noninterest bearing)	$ 195,347	$ 197,522
Savings, interest bearing checking and money market accounts	658,141	632,110
Time deposits $100 thousand and greater	128,515	127,303
Other time deposits	218,658	220,945
Total deposits	1,200,661	1,177,880
Short-term debt	36,600	0
Securities sold under agreements to repurchase	228,409	262,527
Other long-term debt	22,542	22,562
Junior subordinated debentures issued to unconsolidated subsidiary trust	20,619	20,619
Other liabilities	7,751	18,744
Total liabilities	1,516,582	1,502,332
Commitments and contingencies (Note 8)
SHAREHOLDERS' EQUITY
Preferred stock
Class A non-voting shares authorized - 200,000, none outstanding	0	0
Class B voting shares authorized - 1,500,000, none outstanding	0	0
Common stock, $.01 par value	67	67
Authorized 10,000,000 shares; issued 6,651,760 at March 31, 2012 and December 31, 2011
Outstanding: 5,931,350 at March 31, 2012 and 5,907,080 at December 31, 2011
Capital in excess of par value	36,593	36,544
Retained earnings	81,261	79,393
Treasury stock, at cost (720,410 shares at March 31, 2012 and 744,680 shares at December 31, 2011)	(15,363)	(15,817)
Deferred compensation arrangements	6,015	6,248
Accumulated other comprehensive income	3,556	3,102
Total shareholders' equity	112,129	109,537
Total liabilities and shareholders' equity	$1,628,711	$1,611,869

See accompanying notes to interim unaudited consolidated financial statements

Merchants Bancshares, Inc.

Consolidated Statements of Income

(Unaudited)

	Three Months Ended March 31,
(In thousands except per share data)	2012	2011
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$11,329	$10,999
Investment income:
Interest and dividends on investment securities	3,080	3,022
Interest on interest earning deposits with banks and other short-term investments	10	30
Total interest and dividend income	14,419	14,051
INTEREST EXPENSE
Savings, interest bearing checking and money market accounts	226	324
Time deposits $100 thousand and greater	280	312
Other time deposits	454	565
Securities sold under agreement to repurchase and other short-term debt	576	592
Long-term debt	447	506
Total interest expense	1,983	2,299
Net interest income	12,436	11,752
Provision for credit losses	250	0
Net interest income after provision for credit losses	12,186	11,752
NONINTEREST INCOME
Net gains (losses) on investment securities	76	(10)
Trust division income	657	623
Service charges on deposits	977	962
Equity in losses of real estate limited partnerships	(410)	(457)
Other	1,061	975
Total noninterest income	2,361	2,093
NONINTEREST EXPENSE
Compensation and benefits	5,188	5,159
Occupancy expense	974	1,041
Equipment expense	904	789
Legal and professional fees	611	603
Marketing	411	339
State franchise taxes	328	313
FDIC insurance	215	352
Other Real Estate Owned ("OREO") expenses	33	16
Other	1,439	1,499
Total noninterest expense	10,103	10,111
Income before provision for income taxes	4,444	3,734
Provision for income taxes	831	633
NET INCOME	$ 3,613	$ 3,101

Basic earnings per common share	$ 0.58	$ 0.50
Diluted earnings per common share	$ 0.58	$ 0.50

See accompanying notes to interim unaudited consolidated financial statements

Merchants Bancshares, Inc.

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended March 31,
(In thousands)	2012	2011
Net income	$3,613	$3,101
Other comprehensive income, net of tax:
Change in net unrealized gain (loss) on securities available for sale, net of taxes of $206 and $(166)	383	(307)
Reclassification adjustments for net securities (gain) loss included in net income, net of taxes of $(26) and $3	(50)	6
Change in net unrealized loss on interest rate swaps, net of taxes of $43 and $75	80	139
Pension liability adjustment, net of taxes of $22 and $24	41	46
Other comprehensive income (loss)	454	(116)
Comprehensive income	$4,067	$2,985

See accompanying notes to unaudited interim consolidated financial statements

Merchants Bancshares, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
(In thousands)	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 3,613	$ 3,101
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	250	0
Depreciation and amortization	498	456
Amortization of investment security premiums and accretion of discounts, net	686	1,815
Stock option expense	46	32
Net (gains) losses on sales of investment securities	(76)	10
Net gains on sale of premises and equipment	0	(21)
Losses on sale of other real estate owned	0	20
Equity in losses of real estate limited partnerships, net	410	457
Changes in assets and liabilities:
Increase in interest receivable	(410)	(417)
(Increase) decrease in other assets	(1,251)	500
Decrease in interest payable	(16)	(11)
(Decrease) increase in other liabilities	(10,641)	11,858
Net cash (used in) provided by operating activities	(6,891)	17,800
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investment securities available for sale	37,130	22,494
Proceeds from maturities of investment securities available for sale	29,206	59,587
Proceeds from maturities of investment securities held to maturity	42	92
Proceeds from redemption of Federal Home Loan Bank stock	486	0
Purchases of investment securities available for sale	(62,336)	(94,737)
Loan originations in excess of principal payments	(13,353)	(11,331)
Proceeds from sales of loans, net	0	51
Proceeds from sales of other real estate owned	8	0
Real estate limited partnership investments	(1,185)	(343)
Purchases of bank premises and equipment	(476)	(265)
Net cash used in investing activities	(10,478)	(24,452)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	22,781	6,466
Net increase (decrease) in short-term borrowings	36,600	(818)
Net decrease in securities sold under agreement to repurchase-short term	(34,118)	(15,081)
Principal payments on long-term debt	(20)	(20)
Cash dividends paid	(1,574)	(1,545)
Sale of treasury stock	3	2
Increase in deferred compensation arrangements	49	55
Net cash provided by (used in) financing activities	23,721	(10,941)
Decrease in cash and cash equivalents	6,352	(17,593)
Cash and cash equivalents beginning of period	37,812	74,026
Cash and cash equivalents end of period	$ 44,164	$ 56,433

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Total interest payments	$ 1,998	$ 2,019
Total income tax payments	2,500	100
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Distribution of stock under deferred compensation arrangements	$ 432	$ 432
Distribution of treasury stock in lieu of cash dividend	171	169
(Decrease) increase in payable for investments purchased	(9,461)	12,518

See accompanying notes to unaudited interim consolidated financial statements

Notes To Interim Unaudited Consolidated Financial Statements

For additional information, see the Merchants Bancshares, Inc. (“Merchants,” “we,” “us,” “our”) Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the Securities and Exchange Commission (the “SEC”) on March 8, 2012.

Note 1: Financial Statement Presentation

Principles of Consolidation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. All adjustments necessary for a fair presentation of our interim consolidated financial statements as of March 31, 2012 and December 31, 2011 and for the three months ended March 31, 2012 and 2011 have been included. The information was prepared from our unaudited financial statements and the unaudited financial statements of our subsidiaries, Merchants Bank and MBVT Statutory Trust I. Amounts reported for prior periods are reclassified, where necessary, to be consistent with the current period presentation.

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

Note 2: Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-05, “Comprehensive Income (Topic 220) - Presentation of Comprehensive Income.” ASU 2011-05 requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. In December 2011, the FASB issued ASU 2011-12 which defers the effective date of the requirement in ASU 2011-05 to present items that are reclassified from accumulated other comprehensive income to net income alongside their respective components of net income and other comprehensive income. ASU 2011-05 is effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011. Adoption of these updates did not have a material impact on our financial condition or results of operations.

In December 2011, the FASB issued ASU 2011-11, “Balance Sheet (Topic 210) – Disclosures about Offsetting Assets and Liabilities.” The amendments in this ASU require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The amendments in this ASU affect all entities that have financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement. The requirements amend the disclosure requirements on offsetting in Section 210-20-50. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. We do not expect that this update will have a material impact on our financial condition or results of operations.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820) - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” The amendments in this ASU change the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The amendments clarify the Board’s intent about the application of existing fair value measurement and disclosure requirements. The amendments in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Adoption of this update did not have a material impact on our financial condition or results of operations.

In April 2011, the FASB issued ASU No. 2011-03, “Transfers and Servicing (Topic 860) - Reconsideration of Effective Control for Repurchase Agreement.” ASU 2011-03 removes from the assessment of effective control the criterion relating to the transferor’s ability to repurchase or redeem financial assets on substantially the agreed terms, even in the event of default by the transferee. ASU 2011-03 is effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption was not permitted. Adoption of this update did not have a material impact on our financial condition or results of operations.

Note 3: Investment Securities

Investments in securities are classified as available for sale or held to maturity as of March 31, 2012. The amortized cost and fair values of the securities classified as available for sale and held to maturity as of March 31, 2012 are as follows:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of March 31, 2012
Available for Sale:
U.S. Treasury Obligations	$ 250	$ 0	$ 0	$ 250
U.S. Agency Obligations	80,523	611	49	81,085
Federal Home Loan Bank ("FHLB") Obligations	11,178	98	0	11,276
Residential Real Estate Mortgage-backed Securities ("Agency MBSs")	154,957	6,968	0	161,925
Agency Collateralized Mortgage Obligations ("Agency CMOs")	244,305	3,473	76	247,702
Non-agency Collateralized Mortgage Obligations ("Non-agency CMOs")	5,237	2	238	5,001
Asset Backed Securities ("ABSs")	357	58	0	415
Total Available for Sale	$496,807	$11,210	$363	$507,654
Held to Maturity:
Agency MBSs	$ 516	$ 63	$ 0	$ 579
Total Held to Maturity	$ 516	$ 63	$ 0	$ 579

The amortized cost and fair values of the securities classified as available for sale and held to maturity as of December 31, 2011 are as follows:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of December 31, 2011
Available for Sale:
U.S. Treasury Obligations	$ 250	$ 0	$ 0	$ 250
U.S. Agency Obligations	89,597	828	6	90,419
FHLB Obligations	16,545	134	3	16,676
Agency MBSs	176,756	7,100	18	183,838
Agency CMOs	211,749	2,976	245	214,480
Non-agency CMOs	5,346	2	493	4,855
ABSs	1,172	61	0	1,233
Total Available for Sale	$501,415	$11,101	$765	$511,751
Held to Maturity:
Agency MBSs	$ 558	$ 66	$ 0	$ 624
Total Held to Maturity	$ 558	$ 66	$ 0	$ 624

The contractual final maturity distribution of the debt securities classified as available for sale and held to maturity as of March 31, 2012 are as follows:

(In thousands)	Within One Year	After One But Within Five Years	After Five But Within Ten Years	After Ten Years	Total
As of March 31, 2012
Available for Sale (at fair value):
U.S. Treasury Obligations	$ 250	$ 0	$ 0	$ 0	$ 250
U.S. Agency Obligations	0	11,545	69,540	0	81,085
FHLB Obligations	1,576	0	9,700	0	11,276
Agency MBSs	113	5,157	30,103	126,552	161,925
Agency CMOs	0	0	7,350	240,352	247,702
Non-agency CMOs	0	0	44	4,957	5,001
ABSs	0	0	0	415	415
Total Available for Sale	$1,939	$16,702	$116,737	$372,276	$507,654
Held to Maturity (at amortized cost):
Agency MBSs	$ 0	$ 137	$ 0	$ 379	$ 516
Total Held to Maturity	$ 0	$ 137	$ 0	$ 379	$ 516

The contractual final maturity distribution of the debt securities classified as available for sale and held to maturity as of December 31, 2011, are as follows:

(In thousands)	Within One Year	After One But Within Five Years	After Five But Within Ten Years	After Ten Years	Total
As of December 31, 2011
Available for Sale (at fair value):
U.S. Treasury Obligations	$ 250	$ 0	$ 0	$ 0	$ 250
U.S. Agency Obligations	3,023	12,567	69,823	5,006	90,419
FHLB Obligations	3,389	0	13,287	0	16,676
Agency MBSs	20	6,118	32,897	144,803	183,838
Agency CMOs	0	0	3,056	211,424	214,480
Non-agency CMOs	0	0	50	4,805	4,855
ABSs	0	0	0	1,233	1,233
Total Available for Sale	$6,682	$18,685	$119,113	$367,271	$511,751
Held to Maturity (at amortized cost):
Agency MBSs	$ 0	$ 158	$ 0	$ 400	$ 558
Total Held to Maturity	$ 0	$ 158	$ 0	$ 400	$ 558

Actual maturities will differ from contractual maturities because borrowers may have rights to call or prepay obligations. Maturities of Agency MBSs and Agency CMOs are based on final contractual maturities.

Proceeds from sales of available for sale debt securities were $37.13 million for the first three months of 2012. Gross gains of $122 thousand and gross losses of $46 thousand were realized from these sales for the three months ended March 31, 2012. Proceeds from sales of available for sale debt securities were $22.49 million during the first quarter of 2011. Gross gains of $14 thousand and gross losses of $24 thousand were realized from these sales during the first quarter of 2011.

Gross unrealized losses on investment securities available for sale and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position, at March 31, 2012 and December 31, 2011, were as follows:

	Less than 12 months		12 months or more		Total
(In thousands)	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
As of March 31, 2012
U.S. Agency Obligations	$12,471	$ 49	$ 0	$ 0	$12,471	$ 49
Agency CMOs	42,205	76	0	0	42,205	76
Non-agency CMOs	0	0	4,957	238	4,957	238
	$54,676	$125	$4,957	$238	$59,633	$363

	Less than 12 months		12 months or more		Total
(In thousands)	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
As of December 31, 2011
U.S. Agency Obligations	$ 2,536	$ 6	$ 0	$ 0	$ 2,536	$ 6
FHLB Obligations	5,047	3	0	0	5,047	3
Agency MBSs	10,452	18	0	0	10,452	18
Agency CMOs	43,708	205	2,861	40	46,569	245
Non-agency CMOs	0	0	4,805	493	4,805	493
	$61,743	$232	$7,666	$533	$69,409	$765

There were no securities held to maturity with unrealized losses as of March 31, 2012 and December 31, 2011.

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

Agency MBSs and Agency CMOs consist of pools of residential mortgages which are guaranteed by the Federal National Mortgage Association (“FNMA”), Federal Home Loan Mortgage Corporation (“FHLMC”), or the Government National Mortgage Association (“GNMA”) with various origination dates and maturities. Non-Agency CMOs are tracked individually and their performance is tracked at least quarterly.

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

Our investment portfolio consists almost entirely of U.S. Treasury and Agency obligations, or Agency-guaranteed mortgage securities. We have two non-agency CMOs with a current cost basis of $5.19 million. Management, with the help of outside experts, has performed impairment analyses on these bonds.

One of the non-Agency CMOs, with a cost basis of $3.46 million and a fair value of $3.32 million at March 31, 2012, is rated BBB by Fitch and Baa3 by Moody’s. Delinquencies have been fairly low and prepayment speeds for the bond during 2011 have been rapid leading to increased credit support. We own a senior tranche in this bond. Although losses are expected in the bond overall, our position in the structure of the bond is expected to protect us from realizing losses. The second bond has a cost basis of $1.73 million and a fair value of $1.64 million. This bond is rated CCC by Fitch and BBB- by S&P. We own a super senior tranche in this bond. Although losses are expected in the bond overall, our super senior position in the structure is expected to protect us from realizing losses. At the end of 2011, our portfolio included a third non-Agency CMO with a book value of $816 thousand which had subprime exposure. We have taken other than temporary impairment charges of $176 thousand on this bond. This bond was sold in March of 2012 for a gain of $4 thousand over its adjusted book basis.

We do not intend to sell the investment securities that are in an unrealized loss position, and it is unlikely that we will be required to sell the investment securities before recovery of their amortized cost bases, which may be maturity.

As a member of the FHLB system, we are required to invest in stock of the FHLB of Boston (the “FHLBB”) in an amount determined based on our borrowings from the FHLBB. At March 31, 2012, our investment in FHLBB stock totaled $8.15 million, a decrease of $485 thousand from our year end balance of $8.63 million. We received dividend income totaling $17 thousand and $7 thousand during the quarters ended March 31, 2012, and 2011, respectively.

Note 4: Loans and the Allowance for Credit Losses

Loans

The composition of the loan portfolio at March 31, 2012 and December 31, 2011 is as follows:

(In thousands)	March 31, 2012	December 31, 2011
Commercial, financial and agricultural	$ 146,660	$ 146,990
Municipal loans	100,371	101,705
Real estate loans – residential	446,480	439,818
Real estate loans – commercial	330,873	313,915
Real estate loans – construction	11,884	18,993
Installment loans	4,411	5,806
All other loans	330	399
Total loans	$1,041,009	$1,027,626

At March 31, 2012 and December 31, 2011, total loans included $(30) thousand and $11 thousand, respectively, of net deferred loan origination fees. The aggregate amount of overdrawn deposit balances classified as loan balances was $330 thousand and $399 thousand at March 31, 2012 and December 31, 2011, respectively.

Residential and commercial loans serviced for others at March 31, 2012 and December 31, 2011 amounted to approximately $21.48 million and $18.02 million, respectively.

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

Commercial, financial and agricultural: We offer a variety of loan options to meet the specific needs of commercial customers including term loans and lines of credit. Such loans are made available to businesses to finance inventory and receivables, business expansion and equipment purchases. Generally, a collateral lien is placed on equipment, receivables, inventory or other assets owned by the borrower. These loans require different monitoring than commercial real estate loans because of the nature of the underlying collateral, and the fact that collateral values may change daily. Management generally employs enhanced monitoring requirements, obtains personal guarantees and, where appropriate, may also attempt to secure real estate as collateral.

Municipal: Municipal loans consist of short and long term loans issued on a tax-exempt basis which are considered general obligations of the municipality. These loans are generally viewed as lower risk and self-liquidating as Vermont statutes mandate that a municipality utilize its taxing power to meet its financial obligations. Included in municipal loans are longer term loans under the federal Qualified School Construction Bond program. Proceeds are used for the construction, rehabilitation or repair of public school properties and we receive a federal tax credit in lieu of interest income on these loans.

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

For purposes of evaluating the adequacy of the allowance for credit losses, we consider a number of significant factors that affect the collectability of the portfolio. For individually evaluated loans, these include estimates of loss exposure, which reflect the facts and circumstances that affect the likelihood of repayment of such loans as of the evaluation date. For homogeneous pools of loans and leases, estimates of our exposure to credit loss reflect a current assessment of a number of factors, which could affect collectability. These factors include: past loss experience; size, trend, composition, and nature of loans; changes in lending policies and procedures, including underwriting standards and collection, charge-offs and recoveries; trends experienced in nonperforming and delinquent loans; current economic conditions in our market; the effect of external factors such as competition, legal and regulatory requirements; and the experience, ability, and depth of lending management and staff. Qualitative factors used in the evaluation of the adequacy of the allowance are reviewed and updated on a quarterly basis, these factors directly impact the allocation of the allowance. Past loss experience is based on net loan losses as a percentage of portfolio balances, using a five year weighted average. An external loan review firm and various regulatory agencies periodically review our allowance for credit losses.

After a thorough consideration of the factors discussed above, any required additions to the allowance for credit losses are made periodically by charges to the provision for credit losses. These charges are necessary to maintain the allowance for credit losses at a level which Management believes is reasonable for the overall inherent risk of probable loss in the portfolio. While Management uses available information to recognize losses on loans, additions may fluctuate from one reporting period to another. These fluctuations are reflective of changes in risk associated with portfolio content and/or changes in management’s assessment of any or all of the determining factors discussed above.

The following table reflects our loan loss experience and activity in the allowance for credit losses for the three months ended March 31, 2012:

(In thousands)	Commercial, financial and agricultural	Municipal	Real estate - residential	Real estate - commercial	Real estate - construction	Installment	All other	Totals
Allowance for credit losses:
Beginning balance	$ 2,905	$ 309	$ 3,138	$ 4,484	$ 477	$ 23	$ 17	$ 11,353
Charge-offs	0	0	0	0	0	0	0	0
Recoveries	20	0	1	1	7	0	0	29
Provision (credit)	(192)	233	235	199	(204)	(5)	(16)	250
Ending balance	$ 2,733	$ 542	$ 3,374	$ 4,684	$ 280	$ 18	$ 1	$ 11,632

Ending balance individually evaluated for impairment	$ 20	$ 0	$ 238	$ 90	$ 0	$ 0	$ 0	$ 348
Ending balance collectively evaluated for impairment	2,713	542	3,136	4,594	280	18	1	11,284
Totals	$ 2,733	$ 542	$ 3,374	$ 4,684	$ 280	$ 18	$ 1	$ 11,632

Financing receivables:
Ending balance individually evaluated for impairment	$ 95	$ 0	$ 1,714	$ 506	$ 0	0	$ 0	$ 2,315
Ending balance collectively evaluated for impairment	146,565	100,371	444,766	330,367	11,884	4,411	330	1,038,694
Totals	$146,660	$100,371	$446,480	$330,873	$11,884	$4,411	$330	$1,041,009
Components:
Allowance for loan losses	$ 2,346	$ 532	$ 3,279	$ 4,646	$ 227	$ 18	$ 1	$ 11,049
Reserve for undisbursed lines of credit	387	10	95	38	53	0	0	583
Total allowance for credit losses	$ 2,733	$ 542	$ 3,374	$ 4,684	$ 280	$ 18	$ 1	$ 11,632

The following table reflects our loan loss experience and activity in the allowance for credit losses for the three months ended March 31, 2011:

(In thousands)	Commercial, financial and agricultural	Municipal	Real estate - residential	Real estate - commercial	Real estate - construction	Installment	All other	Totals
Allowance for credit losses:
Beginning balance	$ 2,617	$ 236	$ 2,428	$ 5,143	$ 283	$ 24	$ 23	$ 10,754
Charge-offs	(43)	0	(8)	0	(11)	(8)	0	(70)
Recoveries	21	0	1	43	5	2	0	72
Provision (credit)	94	53	262	(478)	(29)	10	88	0
Ending balance	$ 2,689	$ 289	$ 2,683	$ 4,708	$ 248	$ 28	$111	$ 10,756

Ending balance individually evaluated for impairment	$ 299	$ 0	$ 40	$ 23	$ 0	$ 0	$ 0	$ 362
Ending balance collectively evaluated for impairment	2,390	289	2,643	4,685	248	28	111	10,394
Totals	$ 2,689	$ 289	$ 2,683	$ 4,708	$ 248	$ 28	$111	$ 10,756

Financing receivables:
Ending balance individually evaluated for impairment	$ 706	$ 0	$ 2,273	$ 599	$ 158	0	$ 0	$ 3,736
Ending balance collectively evaluated for impairment	131,951	75,375	416,430	275,585	12,125	6,461	464	918,391
Totals	$132,657	$75,375	$418,703	$276,184	$12,283	$6,461	$464	$922,127
Components:
Allowance for loan losses	$ 2,331	$ 289	$ 2,605	$ 4,640	$ 228	$ 28	$111	$ 10,232
Reserve for undisbursed lines of credit	358	0	78	68	20	0	0	524
Total allowance for credit losses	$ 2,689	$ 289	$ 2,683	$ 4,708	$ 248	$ 28	$111	$ 10,756

Presented below is an aging of past due loans, including non-accrual and restructured loans, by class as of March 31, 2012:

(In thousands)	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Current	Total	Greater Than 90 Days and Accruing
Commercial, financial and agricultural	$ 0	$ 9	$ 95	$ 104	$ 146,556	$ 146,660	$0
Municipal	0	0	0	0	100,371	100,371	0
Real estate-residential:
First mortgage	27	5	282	314	408,864	409,178	0
Second mortgage	141	0	1,128	1,269	36,033	37,302	0
Real estate-commercial:
Owner occupied	0	0	325	325	207,596	207,921	0
Non-owner occupied	0	0	0	0	122,952	122,952	0
Real estate-construction:
Residential	0	0	0	0	1,775	1,775	0
Commercial	0	0	0	0	10,109	10,109	0
Installment	0	0	0	0	4,411	4,411	0
Other	0	0	0	0	330	330	0
Total	$168	$14	$1,830	$2,012	$1,038,997	$1,041,009	$0

Non-accruing and restructured loans make up $1.95 million of the total past due loans in the aging table above.

Presented below is an aging of past due loans, including non-accrual and restructured loans, by class as of December 31, 2011:

	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Current	Total	Greater Than 90 Days and Accruing
Commercial, financial and agricultural	$ 0	$ 40	$ 8	$ 48	$ 146,942	$ 146,990	$0
Municipal	0	0	0	0	101,705	101,705	0
Real estate-residential:
First mortgage	39	305	731	1,075	400,256	401,331	0
Second mortgage	0	0	281	281	38,206	38,487	0
Real estate-commercial:
Owner occupied	0	325	87	412	205,844	206,256	0
Non-owner occupied	0	0	0	0	107,659	107,659	0
Real estate-construction:
Residential	0	0	0	0	1,798	1,798	0
Commercial	0	0	0	0	17,195	17,195	0
Installment	0	0	0	0	5,806	5,806	0
Other	0	0	0	0	399	399	0
Total	$ 39	$670	$1,107	$1,816	$1,025,810	$1,027,626	$0

Non-accruing and restructured loans make up $1.60 million of the total past due loans in the aging table above.

Impaired loans by class at March 31, 2012 were as follows:

(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Commercial, financial and agricultural	$ 59	$1,049	$ 0	$ 70	$ 7
Real estate – residential:
First mortgage	647	891	0	818	14
Second mortgage	203	204	0	199	0
Real estate – commercial:
Owner occupied	182	272	0	335	1
Non-owner occupied	0	70	0	0	0
Real estate – construction:
Commercial	0	94	0	0	0
Installment	0	42	0	0	0
With related allowance recorded
Commercial, financial and agricultural	36	50	20	30	0
Real estate – residential:
First mortgage	780	827	218	783	0
Second mortgage	84	85	20	84	0
Real estate – commercial:
Owner occupied	324	396	90	108	0
Total
Commercial, financial and agricultural	95	1,099	20	100	7
Real estate – residential	1,714	2,007	238	1,884	14
Real estate – commercial	506	738	90	443	1
Real estate – construction	0	94	0	0	0
Installment and other	0	42	0	0	0
Total	$2,315	$3,980	$348	$2,427	$22

Impaired loans by class at March 31, 2011 were as follows:

(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Commercial, financial and agricultural	$ 251	$1,259	$ 0	$ 227	$0
Real estate – residential:
First mortgage	1,270	1,585	0	1,192	2
Second mortgage	473	473	0	475	1
Real estate – commercial:
Owner occupied	413	413	0	465	0
Non-owner occupied	0	70	0	77	0
Real estate – construction:
Residential	158	325	0	164	0
Commercial	0	0	0	0	0
Installment	0	23	0	5	0
With related allowance recorded
Commercial, financial and agricultural	455	455	299	473	0
Real estate – residential:
First mortgage	530	530	40	619	0
Second mortgage	0	0	0	0	0
Real estate – commercial:
Non-owner occupied	186	186	23	62	0
Total
Commercial, financial and agricultural	706	1,714	299	700	0
Real estate – residential	2,273	2,588	40	2,286	3
Real estate – commercial	599	669	23	604	0
Real estate – construction	158	325	0	164	0
Installment and other	0	23	0	5	0
Total	$3,736	$5,319	$362	$3,759	$3

Impaired loans at March 31, 2012 consist predominantly of residential real estate loans. Impaired loans totaled $2.32 million and $2.51 million at March 31, 2012 and December 31, 2011, respectively. At March 31, 2012, $1.22 million of the impaired loans had a specific reserve allocation of $348 thousand, and $1.09 million of the impaired loans had no specific reserve allocation. At December 31, 2011, $885 million of the impaired loans had a specific reserve allocation of $227 thousand, and $1.63 million of the impaired loans had no specific reserve allocation.

We recorded interest income on impaired loans of approximately $22 thousand during the first quarter of 2012. No interest was recorded on a cash basis during the period the loan was impaired. We recorded interest income on impaired loans of approximately $3 thousand during the first quarter of 2011. No interest was recorded on a cash basis during the period the loan was impaired. The average balance of impaired loans was $2.43 million and $3.76 million during the first quarter of 2012 and the first quarter of 2011, respectively.

Nonperforming loans at March 31, 2012 and December 31, 2011 were as follows:

(In thousands)	March 31, 2012	December 31, 2011
Non-accrual loans	$1,787	$1,953
Loans greater than 90 days and accruing	0	0
Troubled debt restructured loans (“TDRs”)	528	558
Total nonperforming loans	$2,315	$2,511

Of the total TDRs in the table above, $165 thousand at March 31, 2012 and $224 thousand at December 31, 2011, are non-accruing.

The loans in the table below are considered impaired under the guidance in ASC 310-10-35. Included in the total TDRs of $528 thousand at March 31, 2012 are $346 thousand of TDR’s that were restructured prior to January 1, 2012. We did not identify as TDR any loans for which the allowance for credit losses had been measured under a general allowance for credit losses methodology.

Presented below is a summary of our restructurings during the three months ended March 31, 2012:

(Dollars in thousands)	Number of Loans	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
Real estate – commercial:
Owner occupied	1	$182	$182

The loan in the table above was classified as TDR because the borrower demonstrated cash flow insufficient to service their debt, and an inability to obtain funds at market rates from other sources. The loan is accruing.

TDRs consist of six residential real estate loans and one commercial real estate loan at March 31, 2012. Modifications were granted which consisted of lower interest rates and more favorable payment terms to the borrower. All seven borrowers experienced financial difficulties that led to the restructure. At the time of restructure five were in payment default and all seven demonstrated cash flow insufficient to service their debt as well as an inability to obtain funds at market rates from other sources. At March 31, 2012, five of the restructured loans were performing in accordance with modified agreements, while two residential loans totaling $63 thousand, which were restructured in a prior year, were in default with foreclosure proceedings in process. At March 31, 2012, four of the loans totaling $363 thousand were accruing and three of the loans totaling $165 thousand were in non-accrual. One loan that was restructured in a prior period with a balance of $207 thousand paid off during the first quarter of 2012. There were no TDRs restructured within the past twelve months that have defaulted.

There were no loans restructured during the three months ended March 31, 2011. TDRs at March 31, 2011, consisted of three residential real estate loans; one of the loans was restructured with longer terms at market rates and two were restructured with rate concessions, all were performing in accordance with modified agreements with the borrowers at March 31, 2011. At March 31, 2011 there were no defaults on TDRs.

There were no commitments to lend additional funds to borrowers whose loans were modified in a troubled debt restructuring at March 31, 2012 or at March 31, 2011.

We had no commitments to lend additional funds to borrowers whose loans were in non-accrual status or to borrowers whose loans were 90 days past due and still accruing at March 31, 2012. We had $7 thousand in commitments to lend additional funds to borrowers whose loans were in non-accrual status and no commitments to lend additional funds to borrowers whose loans were 90 days past due and still accruing at March 31, 2011.

We recorded interest income on restructured loans of approximately $4 thousand for the first quarter of 2012 and $3 thousand for the first quarter of 2011.

We had $350 thousand in OREO at March 31, 2012, compared with $358 thousand at December 31, 2011 consisting of three properties plus equipment. One property is expected to be sold in the second quarter of 2012. Our OREO balance was $171 thousand at March 31, 2011.

Non-accrual loans by class as of March 31, 2012 and December 31, 2011 were as follows:

(In thousands)	March 31, 2012	December 31, 2011
Commercial, financial and agricultural	$ 95	$ 114
Real estate - residential:
First mortgage	1,081	1,146
Second mortgage	287	281
Real estate - commercial:
Owner occupied	324	412
Nonaccrual non-TDR loans	$1,787	$1,953
Nonaccruing TDR’s
Real estate – residential:
First mortgage	165	224
Total nonaccrual loans	$1,952	$2,177

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

Below is a summary of loans by credit quality indicator as of March 31, 2012:

(In thousands)	Unrated Residential and Consumer	Pass	Pass- Watch	Special Mention	Sub- Standard	Total
Commercial, financial and agricultural	$ 2	$135,605	$ 8,784	$ 765	$ 1,504	$ 146,660
Municipal	0	100,371	0	0	0	100,371
Real estate – residential:
First mortgage	386,098	19,836	1,563	635	1,046	409,178
Second mortgage	36,882	158	0	0	262	37,302
Real estate – commercial:
Owner occupied	0	171,661	14,462	9,806	11,991	207,920
Non-owner occupied	0	109,763	10,280	1,145	1,765	122,953
Real estate – construction:
Residential	120	0	1,655	0	0	1,775
Commercial	76	8,955	532	0	546	10,109
Installment	4,411	0	0	0	0	4,411
All other loans	0	330	0	0	0	330
Total	$427,589	$546,679	$37,276	$12,351	$17,114	$1,041,009

Below is a summary of loans by credit quality indicator as of December 31, 2011:

(In thousands)	Unrated Residential and Consumer	Pass	Pass- Watch	Special Mention	Sub- Standard	Total
Commercial, financial and agricultural	$ 2	$117,772	$28,326	$ 170	$ 720	$ 146,990
Municipal	0	101,705	0	0	0	101,705
Real estate – residential:
First mortgage	379,512	18,647	1,569	641	962	401,331
Second mortgage	38,020	146	0	0	321	38,487
Real estate – commercial:
Owner occupied	0	175,878	14,001	7,355	9,022	206,256
Non-owner occupied	0	95,239	8,891	1,195	2,334	107,659
Real estate – construction:
Residential	99	0	1,699	0	0	1,798
Commercial	81	15,925	573	0	616	17,195
Installment	5,806	0	0	0	0	5,806
All other loans	399	0	0	0	0	399
Total	$423,919	$525,312	$55,059	$9,361	$13,975	$1,027,626

The amount of interest which was not earned, but which would have been earned had our non-accrual and restructured loans performed in accordance with their original terms and conditions, was approximately $55 thousand and $53 thousand for the three months ended March 31, 2012 and 2011, respectively.

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

The following table summarizes the components of net periodic benefit costs for the periods indicated:

	Three Months Ended March 31,
(In thousands)	2012	2011
Interest Cost	$ 109		$ 122
Service cost	13		14
Expected return on Plan assets	(144)		(156)
Amortization of net loss	101		70
Net periodic benefit cost	$ 79	$	$ 50

We do not expect to make a contribution to the pension plan during 2012.

Our Pension Plan Investment Policy Statement sets forth the investment objectives and constraints of the Plan. The purpose of the policy is to assist our Retirement Plan Committee in effectively supervising, monitoring and evaluating the investments of the Plan.

Note 6: Earnings Per Share

The following table presents reconciliations of the calculations of basic and diluted earnings per common share for the periods indicated:

	Three Months Ended March 31,
(In thousands except per share data)	2012	2011
Net income	$3,613	$3,101
Weighted average common shares outstanding	6,237	6,188
Dilutive effect of common stock equivalents	15	12
Weighted average common and common equivalent shares outstanding	6,252	6,200
Basic earnings per common share	$ 0.58	$ 0.50
Diluted earnings per common share	$ 0.58	$ 0.50

Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding for the three months ended March 31, 2012. For the three months ended March 31, 2012, there were no anti-dilutive stock options outstanding and for the three months ended March 31, 2011 there were anti-dilutive stock options outstanding of 10,000, which were not considered in the calculation of diluted earnings per share because the stock options’ exercise price was greater than the average market price during these periods.

Note 7: Stock Repurchase Program

We extended, through January 2013, our stock buyback program, originally adopted in January 2007. Under the program we may repurchase up to 200,000 shares of our common stock on the open market from time to time, and have purchased 143,475 shares at an average price per share of $22.94 since the program’s adoption. We did not repurchase any of our shares during 2011 or during the first three months of 2012, and do not expect to repurchase shares in the near future.

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

We do not issue any guarantees that would require liability recognition or disclosure, other than our standby letters of credit. Standby letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party. Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit totaled approximately $4.01 million at March 31, 2012 and represent the maximum potential future payments we could be required to make. Typically, these instruments have terms of 12 months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit for on-balance sheet instruments. Our policies governing loan collateral apply to standby letters of credit at the time of credit extension. Loan-to-value ratios are generally consistent with loan-to-value requirements for other commercial loans secured by similar types of collateral. The fair value of our standby letters of credit at March 31, 2012 was insignificant.

We may enter into commitments to sell loans, which involve market and interest rate risk. There were no such commitments at March 31, 2012 or 2011.

We are involved in routine legal proceedings that occur in the ordinary course of business, which, individually and in the aggregate, are believed by Management to be immaterial to our financial condition and results of operations.

Note 9: Fair Value of Financial Instruments

We record certain assets and liabilities at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements are also utilized to determine the initial value of certain assets and liabilities, to perform impairment assessments, and for disclosure purposes. We use quoted market prices and observable inputs to the maximum extent possible when measuring fair value. In the absence of quoted market prices, various valuation techniques are utilized to measure fair value. When possible, observable market data for identical or similar financial instruments are used in the valuation. When market data is not available, fair value is determined using valuation models that incorporate management’s estimates of the assumptions a market participant would use in pricing the asset or liability.

Our valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes our valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. Furthermore, the reported fair value amounts have not been comprehensively revalued since the presentation dates, and therefore, estimates of fair value after the balance sheet date may differ significantly from the amounts presented herein. A more detailed description of the valuation methodologies used for assets and liabilities measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below.

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

Financial instruments on a recurring basis

The table below presents the balance of financial assets and liabilities at March 31, 2012 measured at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
U.S. Treasury Obligations	$ 250	$0	$ 250	$0
U.S. Agency Obligations	81,085	0	81,085	0
FHLB Obligations	11,276	0	11,276	0
Agency MBSs	161,925	0	161,925	0
Agency CMOs	247,702	0	247,702	0
Non-Agency CMOs	5,001	0	5,001	0
ABSs	415	0	415	0
Interest rate swap agreements	159	0	159	0
Total assets	$507,813	$0	$507,813	$0
Liabilities
Interest rate swap agreements	1,441	0	1,441	0
Total liabilities	$ 1,441	$0	$ 1,441	$0

The table below presents the balance of financial assets and liabilities at December 31, 2011 measured at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
U.S. Treasury Obligations	$ 250	$0	$ 250	$0
U.S. Agency Obligations	90,419	0	90,419	0
FHLB Obligations	16,676	0	16,676	0
Agency MBSs	183,838	0	183,838	0
Agency CMOs	214,480	0	214,480	0
Non-Agency CMOs	4,855	0	4,855	0
ABSs	1,233	0	1,233	0
Interest rate swap agreements	207	0	207	0
Total assets	$511,958	$0	$511,958	$0
Liabilities
Interest rate swap agreements	1,613	0	1,613	0
Total liabilities	$ 1,613	$0	$ 1,613	$0

Investment securities are reported at fair value utilizing Level 2 inputs. The prices for these instruments are obtained through an independent pricing service or dealer market participant with whom we have historically transacted both purchases and sales of investment securities. Prices obtained from these sources include market quotations and matrix pricing. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. More information regarding our investment securities can be found in Footnote 3 to these Consolidated Financial Statements

The interest rate swaps are reported at their fair value utilizing Level 2 inputs from third parties. The fair value of our interest rate swaps are determined using prices obtained from a third party advisor. The fair value measurement of the interest rate swap is determined by netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on the expectation of future interest rates derived from observed market interest rate curves.

There were no transfers between Level 1 and Level 2 for the three months ended March 31, 2012. There were no Level 3 assets measured at fair value on a recurring basis during the three month periods ended March 31, 2012 and 2011.

Financial instruments on a non-recurring basis

Certain assets are also measured at fair value on a non-recurring basis. These other financial assets include impaired loans and OREO. The table below presents the balance of financial assets at March 31, 2012 measured at fair value on a non-recurring basis:

		Fair Value Measurements at Reporting Date Using
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
OREO	$ 350	$0	$0	$ 350
Impaired loans	2,315	0	0	2,315
Total	$2,665	$0	$0	$2,665

The OREO balance at March 31, 2012 of $350 thousand consists of $28 thousand in commercial loans; $257 thousand in residential real estate loans; and $65 thousand in construction loans.

The table below presents the balance of financial assets at December 31, 2011 measured at fair value on a non-recurring basis:

		Fair Value Measurements at Reporting Date Using
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
OREO	$ 358	$0	$0	$ 358
Impaired loans	2,511	0	0	2,511
Total	$2,869	$0	$0	$2,869

The OREO balance at December 31, 2011 of $358 thousand consists of $28 thousand in commercial loans; $257 thousand in residential real estate loans; and $73 thousand in construction loans.

We use the fair value of underlying collateral to estimate the specific reserves for collateral dependent impaired loans. Collateral may be real estate and/or business assets including equipment, inventory and accounts receivable. Real estate values are determined based on appraisals by qualified licensed appraisers we have hired. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Management’s ongoing review of appraisal information may result in additional discounts or adjustments to valuation based upon more recent market sales activity or more current appraisal information derived from properties of similar type and/or locale. Other business assets are valued using a variety of approaches including appraisals, depreciated book value, purchase price and independent confirmation of accounts receivable. OREO in the table above consists of property acquired through foreclosure and settlements of loans. Property acquired is carried at the lower of cost or the estimated fair value of the property, determined by an independent appraisal, and is adjusted for estimated disposal costs. Certain inputs used in appraisals, and possible subsequent adjustments, are not always observable, and therefore, collateral dependent impaired loans and OREO are categorized as Level 3 within the fair value hierarchy.

The table below presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis at March 31, 2012:

(Dollars in thousands)	Fair value	Valuation Methodology	Unobservable Inputs	Range of Inputs
OREO	$ 350	Appraisal of collateral	Appraisal adjustments	0%-35%
Impaired loans	2,315	Appraisal of collateral	Appraisal adjustments	0%-35%

Changes to our assumptions about unobservable inputs will impact our estimate of fair value. Discounts to appraised values reflect the age of the appraisal and estimated costs of disposition.

GAAP requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring or non-recurring basis.

The fair values of our financial instruments as of March 31, 2012 are summarized in the table below:

(In thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$ 44,164	$ 44,164	$ 44,164	$ 0	$ 0
Securities available for sale	507,654	507,654	0	507,654	0
Securities held to maturity	516	579	0	579	0
FHLB stock	8,145	8,145	0	8,145	0
Loans, net of allowance for loan losses	1,029,960	1,047,684	0	0	1,047,684
Interest rate swap agreements	159	159	0	159	0
Accrued interest receivable	5,531	5,531	5,531	0	0
Total assets	$1,596,129	$1,613,916	$ 49,695	$516,537	$1,047,684
Deposits	$1,200,661	$1,203,668	$853,488	$350,180	$ 0
Short-term debt	36,600	36,600	0	36,600	0
Securities sold under agreement to repurchase	228,409	228,409	0	228,409	0
Other long-term debt	22,542	23,576	0	23,576	0
Junior subordinated debentures issued to unconsolidated subsidiary trust
	20,619	15,058	0	15,058	0
Interest rate swap agreements	1,441	1,441	0	1,441	0
Accrued interest payable	266	266	266	0	0
Total liabilities	$1,510,538	$1,509,018	$853,754	$655,264	$ 0

The fair values of our financial instruments as of December 31, 2011 are summarized in the table below:

(In thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$ 37,812	$ 37,812	$ 37,812	$ 0	$ 0
Securities available for sale	511,751	511,751	0	511,751	0
Securities held to maturity	558	624	0	624	0
FHLB stock	8,630	8,630	0	8,630	0
Loans, net of allowance for loan losses	1,017,007	1,035,131	0	0	1,035,131
Interest rate swap agreements	207	207	0	207	0
Accrued interest receivable	5,121	5,121	5,121	0	0
Total assets	$1,581,086	$1,599,276	$ 42,933	$521,212	$1,035,131
Deposits	$1,177,880	$1,181,066	$829,632	$351,434	0
Short-term debt	0	0	0	0	0
Securities sold under agreement to repurchase	262,527	263,062	0	263,062	0
Other long-term debt	22,562	23,594	0	23,594	0
Junior subordinated debentures issued to unconsolidated subsidiary trust	20,619	15,268	0	15,268	0

Interest rate swap agreements	1,613	1,613	0	1,613	0
Accrued interest payable	282	282	282	0	0
Total liabilities	$1,485,483	$1,484,885	$829,914	$654,971	$ 0

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, FHLBB stock, accrued interest receivable and accrued interest payable approximate fair value.

The methodologies for other financial assets and financial liabilities are discussed below.

Loans - The fair value for loans is estimated using discounted cash flow analyses, using interest rates and spreads currently being offered for loans with similar terms to borrowers of similar credit quality. The fair value estimates, methods and assumptions set forth above for our financial instruments, including those financial instruments carried at cost, are made solely to comply with disclosures required by generally accepted accounting principles in the United States and do not incorporate the exit-price concept of fair value proscribed by ASC 820-10 and should be read in conjunction with the financial statements and associated footnotes.

Deposits - The fair value for all deposits other than time deposits are equal to the amounts payable on demand (the carrying value). The fair value of fixed rate and fixed term certificates of deposit is estimated using a discounted cash flow method which applies interest rates currently being offered for deposits of similar remaining maturities.

Debt - The fair value of debt is estimated using current market rates for borrowings of similar remaining maturity.

Commitments to extend credit and standby letters of credit - The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of financial standby letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties. The fair value of commitments to extend credit and standby letters of credit was approximately $40 thousand and $42 thousand as of March 31, 2012 and December 31, 2011, respectively.

Limitations - Fair value estimates are made at a specific point in time based on relevant market information and information about the financial instruments. Because no market exists for a significant portion of the financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other such factors.

These estimates do not reflect any premium or discount that could result from offering for sale at one time our entire holdings of a particular financial instrument. These estimates are subjective in nature and require considerable judgment to interpret market data. Accordingly, the estimates presented herein are not necessarily indicative of the amounts we could realize in a current market exchange, nor are they intended to represent the fair value of us as a whole. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. The fair value estimates presented herein are based on pertinent information available to management as of the respective balance sheet date. Although we are not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since the presentation dates, and therefore, estimates of fair value after the balance sheet date may differ significantly from the amounts presented herein.

Other significant assets, such as premises and equipment, other assets, and liabilities not defined as financial instruments, are not included in the above disclosures. Also, the fair value estimates for deposits do not include the benefit that results from the low-cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the market.

Note 10: Derivative Financial Instruments

At March 31, 2012, we held interest rate swaps with a combined notional amount of $20 million that were designated as cash flow hedges. The swaps were used to convert the floating rate interest on our trust preferred issuance to a fixed rate of interest. The purpose of the hedge was to protect us from the risk of variability arising from the floating rate interest on the debentures. The effective portion of unrealized changes in the fair value of derivatives accounted for as cash flow hedges is reported in other comprehensive income and reclassified to earnings if gains or losses are realized. Each quarter, we assess the effectiveness of the hedging relationships by comparing the changes in cash flows of the derivative hedging instruments with the changes in cash flows of the designated hedged item. The ineffective portion of changes in the fair value of the derivatives is recognized directly in earnings. There was no ineffective portion recognized in earnings during the first quarter of 2012 or 2011. The fair values of the effective portion of the hedges of ($1.28) million and ($1.41) million were reflected in Other Comprehensive Income in the accompanying Consolidated Balance Sheets at March 31, 2012 and December 31, 2011, respectively.

At March 31, 2012, we had two interest rate derivative positions, with a combined notional amount of $29.36 million that were not designated as hedging instruments. These derivative positions related to a transaction in which we entered into an interest rate swap with a customer while at the same time entering into an offsetting rate swap with another financial institution. In connection with the transaction, we agreed to pay interest to the customer on a notional amount at a variable interest rate and receive interest from the customer on the same notional amount at a fixed interest rate. At the same time, we agreed to pay another financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. The transaction allows our customers to effectively convert a variable-rate loan to a fixed-rate loan. Because the terms of the swap with our customer and the other financial institution offset each other, with the only difference being counterparty credit risk, changes in the fair value of the underlying derivative contracts are not materially different and do not significantly impact our results of operations. The fair value of $159 thousand and $207 thousand at March 31, 2012 and December 31, 2011, respectively, was reflected in other assets and other liabilities in the accompanying Consolidated Balance Sheets. We assessed our counterparty risk at March 31, 2012 and determined any credit risk inherent in our derivative contracts was insignificant. Information about the fair value of derivative financial instruments can be found in Footnote 9 to these Consolidated Financial Statements.

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

changes in the domestic interest rate environment and inflation; changes in the carrying value of investment securities and other assets; further actions by the U.S. government and Treasury Department that could have a negative impact on our investment portfolio and earnings; misalignment of our interest-bearing assets and liabilities; increases in loan repayment rates affecting interest income; changing business, banking, or regulatory conditions or policies, or new legislation affecting the financial services industry, such as the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, that could lead to changes in the competitive balance among financial institutions, restrictions on bank activities, changes in costs (including deposit insurance premiums), increased regulatory scrutiny, or changes in the secondary market for bank loan and other products; and changes in accounting rules, federal and state laws, IRS regulations, and other regulations and policies governing financial holding companies and their subsidiaries which may impact our ability to take appropriate action to protect our financial interests in certain loan situations.

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

In several places net interest income is presented on a fully taxable equivalent basis. Specifically included in interest income is tax-exempt interest income from certain tax-exempt loans. An amount equal to the tax benefit derived from this tax exempt income is added back to the interest income total, to produce net interest income on a fully taxable equivalent basis. We believe the disclosure of tax-equivalent net interest income information improves the clarity of financial analysis, and is particularly useful to investors in understanding and evaluating the changes and trends in our results of operations. Other financial institutions commonly present net interest income on a tax-equivalent basis. This adjustment is considered helpful in the comparison of one financial institution’s net interest income to that of another, as each will have a different proportion of tax-exempt interest from its earning assets. Moreover, net interest income is a component of a second financial measure commonly used by financial institutions, net interest margin, which is the ratio of net interest income to average earning assets. For purposes of this measure as well, other financial institutions generally use tax-equivalent net interest income to provide a better basis of comparison from institution to institution. We follow these practices. A reconciliation of tax-equivalent financial information to our consolidated financial statements prepared in accordance with GAAP appears at the bottom of the table entitled “Average Balance Sheets and Average Rates.” A 35.0% tax rate was used in both 2012 and 2011.

General

All adjustments necessary for a fair presentation of our interim consolidated financial statements as of March 31, 2012, and for the three months ended March 31, 2012 and 2011 have been included. The information was prepared from our unaudited financial statements and financial statements of our subsidiaries, Merchants Bank (the “Bank”) and MBVT Statutory Trust I.

Results of Operations

Overview

Net income was $3.61 million for the first quarter of 2012 compared to $3.10 million for the first quarter of 2011. The return on average assets was 0.89% for the first quarter of 2012 compared to 0.84% for the first quarter of 2011, and the return on average equity was 13.15% for the first quarter of 2012 compared to 12.54% for the first quarter of last year.

The following were the major factors contributing to our results for the first quarter of 2012 compared to the first quarter of 2011:

•

Net interest income on a fully taxable equivalent (“FTE”) basis was $805 thousand higher for the first quarter of 2012, compared to the first quarter of 2011, however net interest margin decreased 11 basis points to 3.34%;

•

We recorded a $250 thousand provision for credit losses during the first quarter of 2012 compared to a zero provision for credit losses during the first quarter of 2011;

•

Total noninterest income increased $268 thousand to $2.36 million;

•

Loans ended the quarter at $1.04 billion, a $13.38 million increase over year end balances of $1.03 billion, and a $118.88 million increase over balances at March 31, 2011 of $922.13 million;

•

Total deposits ended the quarter at $1.20 billion, an increase of $22.78 million over year end deposit balances of $1.18 billion, and a $102.00 million increase over balances at March 31, 2011 of $1.10 billion.

Net Interest Income

This discussion should be read in conjunction with the tables on the following three pages. Our taxable equivalent net interest income was $12.97 million for the quarter ended March 31, 2012, an increase of $805 thousand over the same period in 2011, and an increase of $47 thousand over the fourth quarter of 2011. Our taxable equivalent net interest margin decreased 11 basis points to 3.34% for the first quarter of 2012, compared to 3.45% for the same period in 2011, and decreased 3 basis points when compared to the fourth quarter of 2011. Our continued growth in earning assets has allowed us to increase net interest income in spite of margin compression. Average earning assets for the first quarter of 2012 were $1.56 billion, an increase of $129.76 million over the first quarter of 2011, and an increase of $40.52 million over the fourth quarter of 2011.

The extended low interest rate environment continues to present a challenge as our assets continue to reprice down at a steady rate. The average rate on our loan portfolio was 4.61% for the first quarter of 2012, compared to 5.05% for the first quarter of 2011, and 4.68% for the fourth quarter of 2011. The average rate on our investment portfolio for the first quarter of 2012 was 2.45% compared to 2.61% for the first quarter of 2011 and 2.57% for the fourth quarter of 2011. These decreases were offset, in part, by decreases in the cost of our interest bearing liabilities. The average cost of interest bearing liabilities for the first quarter of 2012 was 61 basis points, a 15 basis point decrease from the first quarter of 2011, and a 2 basis point decrease from the fourth quarter of last year.

The following table attributes changes in our net interest income (on a fully taxable equivalent basis) to changes in either average balances or average rates for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. Changes due to both interest rate and volume have been allocated to change due to volume and change due to rate in proportion to the relationship of the absolute dollar amounts of the change in each category:

	Three Months Ended			Due to
(In thousands)	March 31, 2012	March 31, 2011	Increase (Decrease)	Volume	Rate
Fully taxable equivalent interest income:
Loans	$11,859	$11,408	$ 451	$5,067	$(4,616)
Investments	3,080	3,022	58	847	(789)
Interest earning deposits with banks and other short-term investments	10	30	(20)	(12)	(8)
Total interest income	14,949	14,460	489	5,902	(5,413)
Less interest expense:
Savings, interest bearing checking and money market accounts	226	324	(98)	73	(171)
Time deposits	734	877	(143)	(40)	(103)
Securities sold under agreements to repurchase, short-term and other short-term debt	576	537	39	258	(219)
Securities sold under agreement to repurchase, long term	0	55	(55)	(28)	(27)
Other long-term debt	152	213	(61)	(57)	(4)
Junior subordinated debentures issued to unconsolidated subsidiary trust	295	293	2	0	2
Total interest expense	1,983	2,299	(316)	206	(522)
Net interest income	$12,966	$12,161	$ 805	$5,696	$(4,891)

The following table presents an analysis of net interest income and illustrates interest income earned and interest expense charged for each major component of interest earning assets and interest bearing liabilities. Yields/rates are computed on a fully taxable-equivalent basis, using a 35% rate. Non-accrual loans are included in the average loan balance outstanding.

Merchants Bancshares, Inc.

Average Balance Sheets and Average Rates

	Three Months Ended
	March 31, 2012			March 31, 2011
(In thousands, fully taxable equivalent)	Average Balance	Interest Income/ Expense	Average Rate	Average Balance	Interest Income/ Expense	Average Rate
ASSETS:
Loans, including fees on loans (a) (b)	$1,034,277	$11,859	4.61%	$ 916,384	$11,408	5.05%
Investments (c)	504,912	3,080	2.45%	469,917	3,022	2.61%
Interest-earning deposits with banks and other short-term investments	21,686	10	0.18%	44,816	30	0.27%
Total interest earning assets	1,560,875	$14,949	3.85%	1,431,117	$14,460	4.10%
Allowance for loan losses	(10,736)			(10,259)
Cash and cash equivalents	21,332			14,300
Bank premises and equipment, net	14,364			14,325
Other assets	33,149			31,118
Total assets	$1,618,984			$1,480,601

LIABILITIES AND SHAREHOLDERS' EQUITY:
Interest-bearing deposits:
Savings, interest bearing checking and money market accounts	$ 640,937	$ 226	0.14%	$ 585,157	$ 324	0.22%
Time deposits	347,791	734	0.85%	365,865	877	0.97%
Total interest bearing deposits	988,728	960	0.39%	951,022	1,201	0.51%
FHLBB and other short-term borrowings	22,703	14	0.25%	1,793	0	0.00%
Securities sold under agreements to repurchase, short-term	249,009	562	0.91%	218,416	537	1.00%
Securities sold under agreements to repurchase, long-term	0	0	0.00%	7,500	55	2.98%
Other long-term debt	22,549	152	2.71%	31,127	213	2.77%
Junior subordinated debentures issued to unconsolidated subsidiary trust
	20,619	295	5.83%	20,619	293	5.76%
Total borrowed funds	314,880	1,023	1.31%	279,455	1,098	1.59%
Total interest bearing liabilities	1,303,608	$ 1,983	0.61%	1,230,477	$ 2,299	0.76%
Noninterest bearing deposits	195,425			139,670
Other liabilities	10,059			11,540
Shareholders' equity	109,892			98,914
Total liabilities and shareholders' equity	$1,618,984			$1,480,601

Net interest earning assets	$ 257,267			$ 200,640

Net interest income, FTE (b)		$12,966			$12,161
Tax equivalent adjustment		(530)			(409)
Net interest income, GAAP		$12,436			$11,752

Yield spread			3.24%			3.34%

Net interest margin (b)			3.34%			3.45%

(a) Includes principal balance of non-accrual loans and fees on loans

(b) Tax exempt interest has been converted to a tax equivalent basis using the Federal tax rate of 35%.

(c) Includes taxable available for sale securities and held to maturity securities both at amortized cost. Includes FHLB stock.

Provision for Credit Losses: We recorded a provision for credit losses of $250 thousand for the three months ended March 31, 2012, compared to no provision for the three months ended March 31, 2011. Although asset quality remains high, our continued loan growth during the first quarter of 2012 led to the need for a provision during the quarter. Our nonperforming asset totals decreased during the quarter to $2.67 million at March 31, 2012, compared to $2.87 million at December 31, 2011 and $3.91 million at March 31, 2011. However, accruing substandard loans increased to $15.66 million at March 31, 2012 from $12.41 million at December 31, 2011 and $13.50 million at March 31, 2011. Approximately $330 thousand in non-accruing loans carry some form of government guarantee. All of these factors are taken into consideration during Management’s quarterly review of the allowance for credit losses. We consider the allowance for credit losses to be reasonable at March 31, 2012. See “Credit Quality and the Allowance for Credit Losses” for additional information on the provision, the allowance for credit losses and the allowance for loan losses.

Noninterest Income: Total noninterest income increased to $2.36 million for the quarter ended March 31, 2012, compared to $2.09 million for the same period in 2011. Excluding net gains (losses) on security sales, noninterest income increased $182 thousand to $2.29 million for the first quarter of 2012 compared to $2.10 million for the first quarter of 2011. The increase for the first quarter of 2012 compared to the first quarter of 2011 is primarily a result of increases in net debit card income and Trust division income. Net debit card fees were $718 thousand, an increase of $64 thousand compared to the same period in 2011, and Trust division income was $657 thousand, an increase of $34 thousand over the first quarter of 2011. Other categories of noninterest income were generally flat for the first quarter of 2012 compared to the first quarter of 2011.

Noninterest Expense: Total noninterest expense was $10.10 million for the quarter ended March 31 2012, compared to $10.11 million for the first quarter of 2011. Compensation and benefits were slightly higher at $5.19 million for the quarter ended March 31, 2012, compared to $5.16 million for the same period in 2011. Normal salary increases and an increased incentive accrual were offset by credits related to loan origination fees. A change to our health insurance plan for 2012 resulted in a $49 thousand reduction in health and group insurance expense for the first quarter of 2012 compared to 2011. Occupancy and Equipment expenses were $1.88 million for the quarter ended March 31, 2012, compared to $1.83 million for the same period in 2011. Expense reductions related to our mild winter were offset by increased equipment expenses resulting from capital investments made during 2011. Marketing expenses for the first quarter of 2012 were $411 thousand compared to $339 thousand for the first quarter of 2011. Our entry into television media as part of our overall marketing mix is the primary driver of the added expense. FDIC insurance expense for the first quarter of 2012 was $215 thousand, compared to $352 thousand for the same period in 2011 as a result of the new deposit insurance assessment rules that went into effect on April 1, 2011.

Balance Sheet Analysis

Quarterly average loans for the first quarter of 2012 increased to $1.03 billion, compared to $1.01 billion for the fourth quarter of 2011, and ending loan balances at March 31, 2012 were $1.04 billion, compared to $1.03 billion at March 31, 2011. Growth in our residential real estate loan portfolio continues to be driven by increased mortgage refinance volume due to the low interest rate environment. Growth in our commercial real estate loan portfolio reflects the acquisition of new customers and the migration from construction loans to term financing.

The following table summarizes the components of our loan portfolio as of the dates indicated:

(In thousands)	March 31, 2012	December 31, 2011	March 31, 2011
Commercial, financial and agricultural	$ 146,660	$ 146,990	$132,657
Municipal loans	100,371	101,705	75,375
Real estate loans – residential	446,480	439,818	418,703
Real estate loans – commercial	330,873	313,915	276,184
Real estate loans – construction	11,884	18,993	12,283
Installment loans	4,411	5,806	6,461
All other loans	330	399	464
Total loans	$1,041,009	$1,027,626	$922,127

Total deposits at March 31, 2012 were $1.20 billion compared to $1.18 billion at December 31, 2011, and $1.10 billion at March 31, 2011. The composition of the deposit base continues to shift away from interest bearing deposits and into demand deposits. Almost all of the growth during the quarter was in our money market categories. Securities sold under agreement to repurchase declined by $34.12 million to $228.41 million at March 31, 2012 from $262.53 million at December 31, 2011 due to fluctuations in customer balances. Short term debt was $36.60 million at March 31, 2012 compared to zero at December 31, 2011.

Our liquidity position remained strong during the first quarter of 2012. Our investment portfolio totaled $508.17 million at March 31, 2012, a slight decrease from the December 31, 2011 ending balance of $512.31 million. Our investment portfolio at March 31, 2012, including both held-to-maturity and available-for-sale securities, consisted of the following:

(In thousands)	Amortized Cost	Fair Value
U.S. Treasury Obligations	$ 250	$ 250
U.S. Agency Obligations	80,523	81,085
FHLB Obligations	11,178	11,276
Agency MBS	155,473	162,504
Agency CMO	244,305	247,702
Non-agency CMO	5,237	5,001
ABS	357	415
Total investments	$497,323	$508,233

Agency MBSs and Agency CMOs consist of pools of residential mortgages which are guaranteed by FNMA, FHLMC, or GNMA with various origination dates and maturities. Non-Agency CMOs and ABSs are tracked individually with updates on the performance of the underlying collateral provided at least quarterly.

Our investment portfolio consists almost entirely of U.S. Treasury and Agency obligations, or Agency-guaranteed mortgage securities. We have two non-agency CMOs with a current cost basis of $5.19 million. Management, with the help of outside experts, has performed impairment analyses on these bonds.

One of the non-Agency CMOs, with a cost basis of $3.46 million and a fair value of $3.32 million at March 31, 2012, is rated BBB by Fitch and Baa3 by Moody’s. Delinquencies have been fairly low and prepayment speeds for the bond during 2011 have been rapid leading to increased credit support. We own a senior tranche in this bond. Although losses are expected in the bond overall, our position in the structure of the bond is expected to protect us from realizing losses. The second bond has a cost basis of $1.73 million and a fair value of $1.64 million. This bond is rated CCC by Fitch and BBB- by S&P. We own a super senior tranche in this bond. Although losses are expected in the bond overall, our super senior position in the structure is expected to protect us from realizing losses. At the end of 2011, our portfolio included a third non-Agency CMO with a book value of $816 thousand which had subprime exposure. We have taken other than temporary impairment charges of $176 thousand on this bond. This bond was sold in March of 2012 for a gain of $4 thousand over its adjusted book basis.

As a member of the FHLB system, we are required to invest in stock of the FHLB of Boston (the “FHLBB”) in an amount determined based on our borrowings from the FHLBB. At March 31, 2012, our investment in FHLBB stock totaled $8.15 million, a decrease of $485 thousand from our year end balance of $8.63 million. We received dividend income totaling $17 thousand and $7 thousand during the quarter ended March 31, 2012, and 2011, respectively.

We do not intend to sell the investment securities that are in an unrealized loss position, and it is unlikely that we will be required to sell the investment securities before recovery of their amortized cost bases, which may be maturity.

In the ordinary course of business, we make commitments for possible future extensions of credit. At March 31, 2012, we were obligated to fund $4.01 million of standby letters of credit. No losses are anticipated in connection with these commitments.

Income Taxes

Our effective tax rate for the quarter ended March 31, 2012 was 18.7% compared to 17.0% for the first quarter of 2011. Our income tax provisions for these periods were less than the expense that would result from applying the federal statutory rate of 35% to income before income taxes principally because of the impact of federal affordable housing tax credits, historic rehabilitation credits and qualified school construction bond credits combined with tax exempt interest income on certain loans. The rate increase for the quarter ended March 31, 2012 compared to the quarter ended March 31, 2011 is due to a reduction in the amount of expected tax credits.

Liquidity and Capital Resources

Our liquidity is monitored by the Asset and Liability Committee (“ALCO”) of our Bank’s Board of Directors, based upon our Bank’s policies. As of March 31, 2012, we could borrow up to $41 million in overnight funds, of which $36 million consists of unsecured borrowing lines established with correspondent banks. The balance of $5 million is in the form of an overnight line of credit with the FHLBB. FHLBB borrowings are secured by residential mortgage loans. The total amount of loans pledged to the FHLBB for both short- and long-term borrowing arrangements totaled $278.80 million at March 31, 2012. We have additional borrowing capacity with the FHLBB of $118.95 million as of March 31, 2012. Additionally, we have established a borrowing facility with the FRB which will enable us to borrow at the discount window.

We also have the ability to borrow through the use of repurchase agreements, collateralized by Agency MBSs and Agency CMOs, with certain approved counterparties. The carrying value of the securities sold under repurchase agreements was $255.13 million and the market value was $261.00 million at March 31, 2012. We maintain effective control over the securities underlying the agreements. Our investment portfolio, which is managed by the ALCO, has a book value of $508.17 million at March 31, 2012, of which $267.75 million was pledged. The portfolio is a reliable source of cash flow for us. We closely monitor our short-term cash position. Any excess funds are either left on deposit at the FRB, or are in a fully insured account with one of our correspondent banks.

FHLBB short-term borrowings mature daily. There was $36.60 million in outstanding balances at March 31, 2012. The Demand note due U.S. Treasury matures daily and bears interest at the federal funds rate less 0.25%. The rate on this borrowing at March 31, 2012 was zero.

The following table provides certain information regarding other short-term borrowed funds for the three months ended March 31, 2012 and December 31, 2011:

(In thousands)	March 31, 2012	December 31, 2011
FHLBB and other short-term borrowings
Amount outstanding at end of period	$ 36,600	$ 0
Maximum month-end amount outstanding	40,700	0
Average amount outstanding	22,703	0
Weighted average rate during the period	0.25%	0%
Weighted average rate at period end	0.29%	0%
Demand note due U.S. Treasury
Amount outstanding at end of period	$ 0	$ 0
Maximum month-end amount outstanding	0	2,232
Average amount outstanding	0	1,798
Weighted average rate during the period	0%	0%
Weighted average rate at period-end	0%	0%
Securities sold under agreement to repurchase, short-term
Amount outstanding at end of period	$228,409	$262,527
Maximum month-end amount outstanding	255,222	266,897
Average amount outstanding	249,009	238,934
Weighted average rate during the period	0.90%	0.88%
Weighted average rate at period end	0.95%	0.91%

We extended, through January 2013, our stock buyback program, originally adopted in January 2007. Under the program, we may repurchase up to 200,000 shares of our common stock on the open market from time to time, and have purchased 143,475 shares at an average price per share of $22.94 since the program’s adoption. We did not repurchase any of our shares during 2011 or the first three months of 2012, and we do not expect to repurchase shares in the near future.

As of March 31, 2012, we exceeded all current applicable regulatory capital requirements. We continue to be considered well capitalized under current applicable regulations. Our tangible equity ratio at March 31, 2012 was 6.88% compared to 6.80% at December 31, 2011. Because we have no intangible assets, our tangible equity is the same as our book equity. The following table represents our actual capital ratios and capital adequacy requirements as of March 31, 2012.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Merchants Bancshares, Inc.
Tier 1 leverage capital	$128,572	7.94%	$64,759	4.00%	N/A	N/A
Tier 1 risk-based capital	128,572	14.69%	35,004	4.00%	N/A	N/A
Total risk-based capital	139,550	15.95%	70,007	8.00%	N/A	N/A
Tangible capital	112,129	6.88%	N/A	N/A	N/A	N/A
Merchants Bank
Tier 1 leverage capital	$125,142	7.75%	$64,600	4.00%	$80,750	5.00%
Tier 1 risk-based capital	125,142	14.21%	35,227	4.00%	52,840	6.00%
Total risk-based capital	136,191	15.46%	70,453	8.00%	88,067	10.00%
Tangible capital	129,532	7.98%	N/A	N/A	N/A	N/A

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

The following table summarizes our nonperforming assets at the dates indicated:

(In thousands)	March 31, 2012	December 31, 2011	March 31, 2011
Non-accrual loans	$1,787	$1,953	$3,293
Loans past due 90 days or more and still accruing interest	0	0	5
Troubled debt restructuring	528	558	438
Total nonperforming loans (“NPL”)	2,315	2,511	3,736
OREO	350	358	171
Total nonperforming assets (“NPA”)	$2,665	$2,869	$3,907

Nonperforming assets at March 31, 2012 totaled $2.67 million, a decrease of $204 thousand from balances at December 31, 2011. There were no loans past due 90 days and still accruing at March 31, 2012. Of the total $2.32 million in nonperforming loans above, $1.71 million are residential mortgages, compared to $1.99 million at December 31, 2011. The reduction in nonperforming residential real estate loans is a result of proactive monitoring and communication with individual borrowers. Our residential first lien mortgage portfolio consists entirely of traditional mortgages which are fully underwritten, using conservative loan-to-value and debt-to-income thresholds. We believe that additional loss exposure on current non-accruing loans is mitigated by a combination of conservatively valued collateral and, where needed, an appropriate reserve allocation.

TDRs consist of six residential real estate loans and one commercial real estate loan at March 31, 2012. All seven borrowers experienced financial difficulties that led to the restructure. At the time of restructure five were in payment default and all seven demonstrated cash flow insufficient to service their debt as well as an inability to obtain funds at market rates from other sources. Five of the restructured loans were performing in accordance with modified agreements, while two loans totaling $63 thousand were in default and in non-accruing status with foreclosure proceedings in process. At March 31, 2012, $363 thousand of the TDRs were accruing and $165 thousand was in non-accrual. There were no commitments to lend additional funds to borrowers whose loans have been modified in a troubled debt restructuring at March 31, 2012. We had no commitments to lend additional funds to borrowers whose loans were in non-accrual status or to borrowers whose loans were 90 days past due and still accruing.

We had $350 thousand in OREO at March 31, 2012, compared with $358 thousand at December 31, 2011 and $171 thousand at March 31, 2011. Two are residential borrowers and one is a commercial borrower. No new properties were put into OREO during the first quarter of 2012.

Excluded from the non-accrual balances discussed above are our loans that are 30 to 89 days past due, which are not necessarily considered classified or impaired. Accruing loans 30 to 89 days past due as a percentage of total loans as of the periods indicated are presented in the following table:

Quarter Ended:	30-89 Days
March 31, 2012	0.01%
December 31, 2011	0.02%
March 31, 2011	0.15%
December 31, 2010	0.14%

Our residential mortgage loan portfolio continues to perform well, even under the currently stressed economic conditions. Residential loans 30 to 89 days past due at March 31, 2012 totaled 1 basis point as a percentage of residential loans. Total non-current residential loans, including non-accruing mortgages, were 35 basis points of residential loans.

Our policy is to classify a loan 90 days or more past due with respect to principal or interest, as well as any loan where Management does not believe it will collect all principal and interest in accordance with contractual terms, as a non-accruing loan, unless the ultimate collectability of principal and interest is assured. Income accruals are suspended on all non-accruing loans, and all previously accrued and uncollected interest is charged against current income. A loan remains in non-accruing status until the factors which suggest doubtful collectability no longer exist, the loan is liquidated, or the loan is determined to be uncollectible, and is charged off against the allowance for loan losses. In those cases where a non-accruing loan is secured by real estate, we can, and may, initiate foreclosure proceedings. The result of such action will either be to cause repayment of the loan with the proceeds of a foreclosure sale or to give us possession of the collateral in order to manage a future resale of the real estate. Foreclosed property is recorded at the lower of its cost or estimated fair value, less any estimated costs to sell. Any cost in excess of the estimated fair value on the transfer date is charged to the allowance for loan losses, while further declines in market values are recorded as OREO expense in the consolidated statement of income. Impaired loans, which primarily consist of non-accruing residential mortgage and commercial real estate loans, totaled $2.31 million at March 31, 2012 and $2.51 million at December 31, 2011 and are included as nonperforming loans in the table above. At March 31, 2012, $1.22 million of impaired loans had specific reserve allocations totaling $348 thousand.

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

Substandard accruing loans totaled $15.66 million at March 31, 2012, an increase of $1.68 million since December 31, 2011. Of the total substandard accruing loans, $2.59 million are federally guaranteed. The listing of substandard accruing borrowers at March 31, 2012 includes borrowers operating in a variety of different industries and locations. Three borrowers represent 54% of performing classified loans. Loans identified as substandard have well-defined weaknesses that, if not addressed, could result in a loss to the Bank. These accruing substandard loans have generally continued to pay promptly and Management conducts regularly scheduled comprehensive reviews of the borrowers’ financial condition, payment performance, accrual status and collateral. These reviews also ensure that these troubled accounts are properly administered with a focus on loss mitigation and that any potential loss exposures are appropriately quantified, and reserved for. The findings of this review process are a key component in assessing the adequacy of our Allowance for Loan Losses.

Concentrations by collateral exposure are also monitored as part of our risk management process. The composition of substandard accruing loans at March 31, 2012 consists of $11.24 million in loans secured by owner occupied commercial real estate, of which $2.38 million is subject to federal loan guarantees; and $1.77 million in commercial investment real estate, of which none is government guaranteed. The balance consists of $1.41 million in loans to commercial borrowers, $546 thousand in commercial construction loans, $269 thousand in residential and home equity loans and $423 thousand in loans secured by multi-family residential properties.

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

The following table summarizes year to date activity in our Allowance for Credit Losses through the dates indicated:

(In thousands)	Quarter Ended March 31, 2012	Year Ended December 31, 2011	Quarter Ended March 31, 2011
Balance, beginning of year	$11,353	$10,754	$10,754
Charge-offs:
Commercial, financial and agricultural	0	(80)	(43)
Real estate – residential	0	(83)	(8)
Real estate – commercial	0	(60)	0
Real estate – construction	0	(96)	(11)
Installment	0	(10)	(8)
Total charge-offs	0	(329)	(70)
Recoveries:
Commercial, financial and agricultural	20	101	21
Real estate – residential	1	4	1
Real estate – commercial	1	44	43
Real estate – construction	7	25	5
Installment	0	4	2
Total recoveries	29	178	72
Net (charge-offs) recoveries	29	(151)	2
Provision for credit losses	250	750	0
Balance end of period	$11,632	$11,353	$10,756
Components:
Allowance for loan losses	$11,049	$10,619	$10,232
Reserve for undisbursed lines of credit	583	734	524
Allowance for credit losses	$11,632	$11,353	$10,756

We recorded a provision for credit losses of $250 thousand during the first quarter of 2012. We recorded no provision for the same period in 2011.

The following table reflects our nonperforming asset and coverage ratios as of the dates indicated:

	March 31, 2012	December 31, 2011	March 31, 2011
NPL to total loans	0.22%	0.24%	0.41%
NPA to total assets	0.16%	0.18%	0.26%
Allowance for loan losses to total loans	1.06%	1.03%	1.11%
Allowance for loan losses to NPL	477%	423%	274%

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

The Loan Committee and the credit department regularly monitor our loan portfolio. The entire loan portfolio and individual loans are reviewed for loan performance, compliance with internal policy requirements and banking regulations, creditworthiness, and strength of documentation. We monitor loan concentrations by individual borrowers, industries and loan types. As part of the annual credit policy review process, targets are set by loan type for the total portfolio. Credit risk ratings assessing inherent risk in individual loans are assigned to commercial loans at origination and are routinely reviewed by lenders and Management on a periodic basis according to total exposure and risk rating. These internal reviews assess the adequacy of all aspects of credit administration; additionally, we maintain an on-going active monitoring process of loan performance during the year. We have also hired external loan review firms to assist in monitoring both the commercial and residential loan portfolios. The commercial loan review firm reviews, at a minimum, 60% in dollar volume of our commercial loan portfolio each year. These comprehensive reviews assess the accuracy of the Bank’s risk rating system as well as the effectiveness of credit administration in managing overall credit risks.

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

Market Risk

Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates or prices such as interest rates, foreign currency exchange rates, commodity prices, and equity prices. Our primary market risk exposure is interest rate risk. An important component of our asset and liability management process is the ongoing monitoring and management of this risk, which is governed by established policies that are reviewed and approved annually by our Bank’s Board of Directors. The Investment policy details the types of securities that may be purchased, and establishes portfolio limits and maturity limits for the various sectors. The Investment policy also establishes specific investment quality limits. Our Bank’s Board of Directors has established a Board-level Asset and Liability Committee, which delegates responsibility for carrying out the asset/liability management policies to the Management-level ALCO. The ALCO, chaired by the Chief Financial Officer and composed of members of senior management, develops guidelines and strategies impacting our asset and liability management related activities based upon estimated market risk sensitivity, policy limits and overall market interest rate levels and trends. The ALCO manages the investment portfolio. Our goal is to maximize net interest income while mitigating market and interest rate risk. We accomplish this through careful monitoring of the overall duration and average life of the portfolio, thorough analysis of securities we are considering for purchase, monitoring of individual securities, occasional repositioning of the investment portfolio, as well as selective sales of specific securities.

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

The ALCO is responsible for ensuring that our Bank’s Board of Directors receives accurate information regarding our interest rate risk position at least quarterly. The ALCO uses an outside consultant to perform rate shocks of our balance sheet, and to perform a variety of other analyses. The ALCO consultant meets with the board and Management-level ALCOs on a quarterly basis. During these meetings the ALCO consultant reviews our current position and discusses future strategies, as well as reviewing the result of rate shocks of its balance sheet and a variety of other analyses. The consultant’s most recent review was as of March 31, 2012. The consultant ran a base simulation assuming no changes in rates as well as a 200 basis point rising and, because rates are quite low, a 100 basis point falling interest rate scenario which assumes a parallel and pro rata shift of the yield curve over a one-year period, and no growth assumptions. Additionally, the consultant ran a 400 basis point rising simulation which assumed a parallel shift of the curve over 24 months, and a 500 basis point rising simulation which assumed the curve flattened over a 24 month time frame. A summary of the results is as follows:

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

The change in net interest income for the next twelve months from our expected or “most likely” forecast at the March 31, 2012 review is shown in the following table. The degree to which this exposure materializes will depend, in part, on our ability to manage deposit rates as interest rates rise or fall.

Rate Change	Percent Change in Net Interest Income
Up 200 basis points	1.62%
Down 100 basis points	0.37%

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

The most significant ongoing factor affecting market risk exposure of net interest income during the first quarter of 2012 was the sustained low interest rate environment Interest rates plummeted during 2008 and have remained low as the global economy slowed at unprecedented levels, unemployment levels soared, delinquencies on all types of loans increased along with decreased consumer confidence and dramatic declines in housing prices. Net interest income exposure is also significantly affected by the shape and level of the U.S. Government securities and interest rate swap yield curves, and changes in the size and composition of the loan, investment and deposit portfolios. Interest rates increased modestly during the first quarter of 2012. During the first quarter of 2012, the two year Treasury note increased by 8 basis points and the ten year Treasury note increased by 34 basis points, increasing the spread between the two and ten year bonds by 26 basis points to 190 basis points.

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

Item 4.  Controls and Procedures

Our principal executive officer, principal financial officer, and other members of our senior management have evaluated our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, our principal executive officer and principal financial officer have concluded that the disclosure controls and procedures effectively ensure that information required to be disclosed in our filings and submissions with the SEC under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management (including the principal executive officer and principal financial officer), and is recorded, processed, summarized and reported within the time periods specified by the SEC. In addition, we have reviewed our internal control over financial reporting and there have been no changes in our internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

MERCHANTS BANCSHARES, INC.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A.  Risk Factors

Please read the factors discussed in Part I – Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed with the SEC on March 8, 2012, which could materially adversely affect our business, financial condition and operating results. These risks are not the only ones facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results.

General economic and market conditions in the United States of America and abroad may materially and adversely affect the market price of shares of our common stock. Because of these and other factors, past financial performance should not be considered an indicator of future performance. The forward-looking statements contained herein represent our judgments as of the date of this Quarterly Report on Form 10-Q and we undertake no duty to update these forward-looking statements. We caution readers not to place undue reliance on such statements.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosure

Not applicable.

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

101**

The following materials from Merchants Bancshares, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in XBRL: (i) Consolidated Balance Sheets at March 31, 2012 and December 31, 2011; (ii) Consolidated Statements of Income for the three months ended March 31, 2012 and 2011; (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2012 and 2011; (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011; and (v) Notes to Interim Unaudited Consolidated Financial Statements.

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

May 9, 2012
Date