Form 10-Q
period 2012-06-30
MERCHANTS BANCSHARES INC
filed 2012-08-07
CIK 726517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number: 0-11595

Merchants Bancshares, Inc.
(Exact name of registrant as specified in its charter)

Delaware	03-0287342
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

275 Kennedy Drive, South Burlington, VT	05403
(Address of principal executive offices)	(Zip Code)

802-658-3400
(Registrant’s telephone number, including area code)

Not Applicable
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

[  ] Yes                                       [ X ] No

As of July 31, 2012, there were 6,270,611 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

MERCHANTS BANCSHARES, INC.

FORM 10-Q

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION
Item 1.	Interim Consolidated Financial Statements (Unaudited)

	Consolidated Balance Sheets
	As of June 30, 2012 and December 31, 2011	3

	Consolidated Statements of Income
	Three and six months ended June 30, 2012 and 2011	4

	Consolidated Statements of Comprehensive Income
	Three and six months ended June 30, 2012 and 2011	5

	Consolidated Statements of Cash Flows
	Three and six months ended June 30, 2012 and 2011	6

	Notes to Interim Unaudited Consolidated Financial Statements	8

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	28
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	41
Item 4.	Controls and Procedures	43

PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	44
Item 1A.	Risk Factors	44
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	44
Item 3.	Defaults upon Senior Securities	44
Item 4.	Mine Safety Disclosure	44
Item 5.	Other Information	44
Item 6.	Exhibits	44
	Signatures	45
	Exhibits

ITEM 1. Financial Statements

Merchants Bancshares, Inc.

Consolidated Balance Sheets

(unaudited)

	June 30,	December 31,
(In thousands except share and per share data)	2012	2011
ASSETS
Cash and due from banks	$30,459	$10,392
Interest earning deposits with banks and other short-term investments	17,000	27,420
Total cash and cash equivalents	47,459	37,812
Investments:
Securities available for sale, at fair value	494,822	511,751
Securities held to maturity (fair value of $537 and $624)	481	558
Total investments	495,303	512,309
Loans	1,025,665	1,027,626
Less: Allowance for loan losses	11,203	10,619
Net loans	1,014,462	1,017,007
Federal Home Loan Bank stock	8,145	8,630
Bank premises and equipment, net	14,337	14,232
Investment in real estate limited partnerships	5,553	5,189
Other assets	16,506	16,690
Total assets	$1,601,765	$1,611,869
LIABILITIES
Deposits:
Demand (noninterest bearing)	$211,916	$197,522
Savings, interest bearing checking and money market accounts	680,803	632,110
Time deposits $100 thousand and greater	132,967	127,303
Other time deposits	214,460	220,945
Total deposits	1,240,146	1,177,880
Short-term borrowings	52,000	0
Securities sold under agreements to repurchase	153,700	262,527
Other long-term debt	12,522	22,562
Junior subordinated debentures issued to unconsolidated subsidiary trust	20,619	20,619
Other liabilities	8,719	18,744
Total liabilities	1,487,706	1,502,332
Commitments and contingencies (Note 8)
SHAREHOLDERS' EQUITY
Preferred stock
Class A non-voting shares authorized - 200,000, none outstanding	0	0
Class B voting shares authorized - 1,500,000, none outstanding	0	0
Common stock, $.01 par value	67	67
Authorized 10,000,000 shares; issued 6,651,760 at June 30, 2012 and December 31, 2011
Outstanding: 5,942,064 at June 30, 2012 and 5,907,080 at December 31, 2011
Capital in excess of par value	36,649	36,544
Retained earnings	83,248	79,393
Treasury stock, at cost (709,696 shares at June 30, 2012 and 744,680 shares at December 31, 2011)	(15,128)	(15,817)
Deferred compensation arrangements	6,005	6,248
Accumulated other comprehensive income	3,218	3,102
Total shareholders' equity	114,059	109,537
Total liabilities and shareholders' equity	$1,601,765	$1,611,869

See accompanying notes to interim unaudited consolidated financial statements

Merchants Bancshares, Inc.

Consolidated Statements of Income

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands except per share data)	2012	2011	2012	2011
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$11,253	$11,190	$22,582	$22,189
Investment income:
Interest and dividends on investment securities	2,983	3,508	6,063	6,530
Interest on interest earning deposits with banks and other short-term investments	10	14	20	44
Total interest and dividend income	14,246	14,712	28,665	28,763
INTEREST EXPENSE
Savings, interest bearing checking and money market accounts	201	292	427	616
Time deposits $100 thousand and greater	301	296	581	608
Other time deposits	426	544	880	1,109
Securities sold under agreement to repurchase and other short-term debt	537	572	1,113	1,164
Long-term debt	442	515	889	1,021
Total interest expense	1,907	2,219	3,890	4,518
Net interest income	12,339	12,493	24,775	24,245
Provision for credit losses	200	250	450	250
Net interest income after provision for credit losses	12,139	12,243	24,325	23,995
NONINTEREST INCOME
Net gains on investment securities	372	137	448	127
Trust division income	673	632	1,330	1,255
Service charges on deposits	991	1,072	1,968	2,034
Equity in losses of real estate limited partnerships	(409)	(426)	(819)	(883)
Gain on sale of other assets	334	0	334	0
Other	1,202	1,145	2,263	2,120
Total noninterest income	3,163	2,560	5,524	4,653
NONINTEREST EXPENSE
Compensation and benefits	4,759	5,134	9,947	10,293
Occupancy expense	923	951	1,897	1,992
Equipment expense	889	813	1,793	1,602
Legal and professional fees	666	774	1,277	1,377
Marketing	493	445	904	784
State franchise taxes	316	317	644	630
FDIC insurance	212	194	427	546
Prepayment penalty	686	0	686	0
Other Real Estate Owned ("OREO") expenses	31	65	64	81
Other	1,670	1,513	3,109	3,012
Total noninterest expense	10,645	10,206	20,748	20,317
Income before provision for income taxes	4,657	4,597	9,101	8,331
Provision for income taxes	921	968	1,752	1,601
NET INCOME	$3,736	$3,629	$7,349	$6,730

Basic earnings per common share	$0.60	$0.58	$1.18	$1.09
Diluted earnings per common share	$0.60	$0.58	$1.17	$1.08

See accompanying notes to interim unaudited consolidated financial statements

Merchants Bancshares, Inc.

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2012	2011	2012	2011
Net income	$3,736	$3,629	$7,349	$6,730
Other comprehensive (loss) income, net of tax:
Change in net unrealized (loss) gain on securities available for sale, net of taxes of $(88), $1,034, $118 and $869	(164)	1,921	219	1,614
Reclassification adjustments for net securities gain included in net income, net of taxes of $(131), $(48), $(157) and $(44)	(241)	(89)	(291)	(83)
Change in net unrealized loss on interest rate swaps, net of taxes of $1, $(72), $44 and $3	2	(134)	82	5
Pension liability adjustment, net of taxes of $35, $25, $57 and $49	65	45	106	91
Other comprehensive (loss) income	(338)	1,743	116	1,627
Comprehensive income	$3,398	$5,372	$7,465	$8,357

See accompanying notes to unaudited interim consolidated financial statements

Merchants Bancshares, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
(In thousands)	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,349	$6,730
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	450	250
Depreciation and amortization	986	918
Amortization of investment security premiums and accretion of discounts, net	1,289	2,784
Stock option expense	96	72
Net gains on sales of investment securities	(448)	(127)
Net gains on sale of loans	0	(16)
Net losses (gains) on sale of premises and equipment	32	(7)
Gain on sale of other assets	(334)	0
Gains on sale of other real estate owned	0	(33)
Equity in losses of real estate limited partnerships, net	819	883
Changes in assets and liabilities:
Increase in interest receivable	990	414
(Increase) decrease in other assets	(842)	1,132
Decrease in interest payable	(38)	(37)
Decrease in other liabilities	(9,578)	(365)
Net cash provided by operating activities	771	12,598
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investment securities available for sale	41,664	77,030
Proceeds from maturities of investment securities available for sale	105,423	94,507
Proceeds from maturities of investment securities held to maturity	77	143
Proceeds from redemption of Federal Home Loan Bank stock	485	0
Purchases of investment securities available for sale	(131,110)	(110,758)
Loan originations less than (in excess of) principal payments	1,836	(32,696)
Proceeds from sales of loans, net	0	53
Proceeds from sale of other assets	334	0
Proceeds from sale of premises and equipment	0	51
Proceeds from sales of other real estate owned	112	224
Real estate limited partnership investments	(1,183)	(588)
Purchases of bank premises and equipment	(1,123)	(696)
Net cash provided by investing activities	16,515	27,270
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	62,266	10,902
Net increase (decrease) in short-term borrowings	52,000	(750)
Net decrease in securities sold under agreement to repurchase, short-term	(108,827)	(71,699)
Principal payments on long-term debt	(10,040)	(39)
Cash dividends paid	(3,149)	(3,097)
Sale of treasury stock	6	10
Increase in deferred compensation arrangements	105	112
Net cash used in financing activities	(7,639)	(64,561)
Increase (decrease) in cash and cash equivalents	9,647	(24,693)
Cash and cash equivalents beginning of period	37,812	74,026
Cash and cash equivalents end of period	$47,459	$49,333

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Total interest payments	$3,928	$4,555
Total income tax payments	2,850	500
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Distribution of stock under deferred compensation arrangements	$391	$432
Distribution of treasury stock in lieu of cash dividend	344	353
Transfer of loans to other real estate owned	140	0
Decrease in payable for investments purchased	(9,461)	0

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

Note 1: Financial Statement Presentation

Principles of Consolidation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. All adjustments necessary for a fair presentation of our interim consolidated financial statements as of June 30, 2012 and December 31, 2011 and for the three and six months ended June 30, 2012 and 2011 have been included. The information was prepared from our unaudited financial statements and the unaudited financial statements of our subsidiaries, Merchants Bank and MBVT Statutory Trust I.  Amounts reported for prior periods are reclassified, where necessary, to be consistent with the current period presentation.

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

Note 2: Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-05, “Comprehensive Income (Topic 220) - Presentation of Comprehensive Income.” ASU 2011-05 requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  In December 2011, FASB issued ASU 2011-12, which defers the effective date of the requirement in ASU 2011-05 to present items that are reclassified from accumulated other comprehensive income to net income alongside their respective components of net income and other comprehensive income. ASU 2011-05 was effective for us beginning January 1, 2012. Adoption of these updates did not have a material impact on our financial condition or results of operations.

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

Note 3: Investment Securities

Investments in securities are classified as available for sale or held to maturity as of June 30, 2012.  The amortized cost and fair values of the securities classified as available for sale and held to maturity as of June 30, 2012 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available for Sale:
U.S. Treasury Obligations	$250	$0	$0	$250
U.S. Agency Obligations	63,983	816	0	64,799
Federal Home Loan Bank ("FHLB") Obligations	4,581	68	0	4,649
Residential Real Estate Mortgage-backed Securities ("Agency MBSs")	166,709	6,930	0	173,639
Agency Collateralized Mortgage Obligations ("Agency CMOs")	243,819	2,591	73	246,337
Non-agency Collateralized Mortgage Obligations ("Non-agency CMOs")	4,899	0	170	4,729
Asset Backed Securities ("ABSs")	357	62	0	419
Total Available for Sale	$484,598	$10,467	$243	$494,822
Held to Maturity:
Agency MBSs	$481	$56	$0	$537
Total Held to Maturity	$481	$56	$0	$537

The amortized cost and fair values of the securities classified as available for sale and held to maturity as of December 31, 2011 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available for Sale:
U.S. Treasury Obligations	$250	$0	$0	$250
U.S. Agency Obligations	89,597	828	6	90,419
FHLB Obligations	16,545	134	3	16,676
Agency MBSs	176,756	7,100	18	183,838
Agency CMOs	211,749	2,976	245	214,480
Non-agency CMOs	5,346	2	493	4,855
ABSs	1,172	61	0	1,233
Total Available for Sale	$501,415	$11,101	$765	$511,751
Held to Maturity:
Agency MBSs	$558	$66	$0	$624
Total Held to Maturity	$558	$66	$0	$624

The contractual final maturity distribution of the debt securities classified as available for sale and held to maturity as of June 30, 2012 are as follows:

		After One	After Five
	Within	But Within	But Within	After Ten
(In thousands)	One Year	Five Years	Ten Years	Years	Total
Available for Sale (at fair value):
U.S. Treasury Obligations	$250	$0	$0	$0	$250
U.S. Agency Obligations	0	7,535	57,264	0	64,799
FHLB Obligations	0	0	4,649	0	4,649
Agency MBSs	213	4,162	28,682	140,582	173,639
Agency CMOs	0	0	6,427	239,910	246,337
Non-agency CMOs	0	0	0	4,729	4,729
ABSs	0	0	0	419	419
Total Available for Sale	$463	$11,697	$97,022	$385,640	$494,822
Held to Maturity (at amortized cost):
Agency MBSs	$5	$114	$0	$362	$481
Total Held to Maturity	$5	$114	$0	$362	$481

The contractual final maturity distribution of the debt securities classified as available for sale and held to maturity as of December 31, 2011, are as follows:

		After One	After Five
	Within	But Within	But Within	After Ten
(In thousands)	One Year	Five Years	Ten Years	Years	Total
Available for Sale (at fair value):
U.S. Treasury Obligations	$250	$0	$0	$0	$250
U.S. Agency Obligations	3,023	12,567	69,823	5,006	90,419
FHLB Obligations	3,389	0	13,287	0	16,676
Agency MBSs	20	6,118	32,897	144,803	183,838
Agency CMOs	0	0	3,056	211,424	214,480
Non-agency CMOs	0	0	50	4,805	4,855
ABSs	0	0	0	1,233	1,233
Total Available for Sale	$6,682	$18,685	$119,113	$367,271	$511,751
Held to Maturity (at amortized cost):
Agency MBSs	$0	$158	$0	$400	$558
Total Held to Maturity	$0	$158	$0	$400	$558

Actual maturities will differ from contractual maturities because borrowers may have rights to call or prepay obligations.  Maturities of Agency MBSs and Agency CMOs are based on final contractual maturities.

Proceeds from sales of available for sale debt securities were $27.03 million and $41.66 million for the three and six months ended June 30, 2012, respectively.  Gross gains of $372 thousand and $494 thousand and gross losses of zero and $46 thousand were realized from these sales for the three and six months ended June 30, 2012. Proceeds from sales of available for sale debt securities were $54.54 million and $77.03 million during the three and six months ended June 30, 2011, respectively. Gross gains of $204 thousand and $218 thousand and gross losses of $67 thousand and $91 thousand were realized from these sales during the three and six months ended June 30, 2011, respectively.

Gross unrealized losses on investment securities available for sale and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position, at June 30, 2012 and December 31, 2011, were as follows:

	Less than 12 months		12 months or more		Total
(In thousands)	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
As of June 30, 2012
Agency CMOs	$31,773	$73	$0	$0	$31,773	$73
Non-agency CMOs	0	0	4,728	170	4,728	170
	$31,773	$73	$4,728	$170	$36,501	$243

	Less than 12 months		12 months or more		Total
(In thousands)	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
As of December 31, 2011
U.S. Agency Obligations	$2,536	$6	$0	$0	$2,536	$6
FHLB Obligations	5,047	3	0	0	5,047	3
Agency MBSs	10,452	18	0	0	10,452	18
Agency CMOs	43,708	205	2,861	40	46,569	245
Non-agency CMOs	0	0	4,805	493	4,805	493
	$61,743	$232	$7,666	$533	$69,409	$765

There were no securities held to maturity with unrealized losses as of June 30, 2012 and December 31, 2011.

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

We use an external pricing service to obtain fair market values for our investment portfolio.  We have obtained and reviewed the service provider’s pricing and reference data document. Evaluations are based on market data and vary by asset class and incorporate available trade, bid and other market information.  Because many fixed income securities do not trade on a daily basis, the service provider’s evaluated pricing applications apply available information through processes such as benchmark curves, benchmarking of like securities, sector groupings, and matrix pricing, to prepare evaluations.  In addition, model processes, such as the Option Adjusted Spread model are used to assess interest rate impact and develop prepayment scenarios. We test the values provided to us by the pricing service through a combination of back testing on actual sales of securities and by obtaining prices on all bonds from an alternative pricing source.

Our investment portfolio consists almost entirely of U.S. Treasury and Agency obligations, or Agency-guaranteed mortgage securities.  We have two non-agency CMOs with a current cost basis of $4.90 million.  Management, with the help of outside experts, has performed impairment analyses on these bonds.

One of the non-Agency CMOs, with a cost basis of $3.27 million and a fair value of $3.17 million at June 30, 2012, is rated BBB by Fitch and Ba3 by Moody’s.  Delinquencies have been fairly low and prepayments on the bond have led to increased credit support.  We own a senior tranche in this bond. Although losses are expected in the bond overall, our position in the structure of the bond is expected to protect us from realizing losses. The second bond has a cost basis of $1.63 million and a fair value of $1.56 million.  This bond is rated CCC by Fitch and S&P. We own a super senior tranche in this bond. Although losses are expected in the bond overall, our super senior position in the structure is expected to protect us from realizing a material loss.

We do not intend to sell the investment securities that are in an unrealized loss position, and it is unlikely that we will be required to sell the investment securities before recovery of their amortized cost bases, which may be maturity.

As a member of the FHLB system, we are required to invest in stock of the FHLB of Boston (the “FHLBB”) in an amount determined based on our borrowings from the FHLBB.  At June 30, 2012, our investment in FHLBB stock totaled $8.15 million, a decrease of $485 thousand from our year end balance of $8.63 million.  We received dividend income totaling $8 thousand and $25 thousand during the three and six months ended June 30, 2012, respectively. We received $6 thousand and $13 thousand for the three and six months ended June 30, 2011, respectively.

Note 4: Loans and the Allowance for Credit Losses

Loans

We primarily originate residential real estate, commercial, commercial real estate, municipal obligations and installment loans to customers throughout the state of Vermont. There are no significant industry concentrations in the loan portfolio. Loans totaled $1.03 billion at June 30, 2012 and $1.03 billion at December 31, 2011.  At June 30, 2012 and December 31, 2011, total loans included  $(30) thousand and $11 thousand, respectively, of net deferred loan origination fees (costs). The aggregate amount of overdrawn deposit balances classified as loan balances was $356 thousand and $399 thousand at June 30, 2012 and December 31, 2011, respectively.

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

Municipal: Municipal loans consist of short and long term loans issued on a taxable and tax-exempt basis which are general obligations of the municipality. These loans are generally viewed as lower risk as municipalities have taxing power to meet their financial obligations.  Included in municipal loans are longer term loans under the federal Qualified School Construction Bond program. Proceeds are used for the construction, rehabilitation or repair of public school properties and we receive a federal tax credit in lieu of interest income on these loans.

Real Estate – Residential: Residential real estate loans consist primarily of loans secured by first or second mortgages on primary residences.  We originate adjustable-rate and fixed-rate, one- to four-family residential real estate loans for the construction, purchase or refinancing of a mortgage.  These loans are collateralized by owner-occupied properties located in our market area.  Loans on one- to four-family residential real estate are generally originated in amounts of no more than 80 percent of the purchase price or appraised value (whichever is lower).   Mortgage title insurance and hazard insurance are required.

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

Real Estate – Construction: We offer construction loans for the construction, expansion and improvement of residential and commercial properties which are secured by the real estate being developed. A review of all plans and budgets is performed prior to approval, third party progress documents are usually required during construction, and an independent approval process for all draw and release requests is maintained  to ensure that funding is prudently administered and that funds are sufficient to complete the project.

Installment - We offer traditional direct consumer installment loans for various personal needs, including vehicle financing. The vast majority of these loans are secured by a lien on the purchased vehicle and are underwritten using credit scores and income verification. We do not provide any indirect consumer lending activities.

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

The following table reflects our loan loss experience and activity in the allowance for credit losses for the three months ended June 30, 2012:

(In thousands)	Commercial, financial and agricultural	Municipal	Real estate- residential	Real estate- commercial	Real estate-construction	Installment	All other	Totals
Allowance for credit losses:
Beginning balance	$2,733	$542	$3,374	$4,684	$280	$18	$1	$11,632
Charge-offs	(9)	0	(20)	0	0	0	0	(29)
Recoveries	(2)	0	12	(1)	5	0	0	14
Provision (credit)	380	(132)	110	(126)	(52)	3	17	200
Ending balance	$3,102	$410	$3,476	$4,557	$233	$21	$18	$11,817

The following table reflects our loan loss experience and activity in the allowance for credit losses for the six months ended June 30, 2012, and our loan portfolio as of June 30, 2012:

(In thousands)	Commercial, financial and agricultural	Municipal	Real estate- residential	Real estate- commercial	Real estate-construction	Installment	All other	Totals
Allowance for credit losses:
Beginning balance	$2,905	$309	$3,138	$4,484	$477	$23	$17	$11,353
Charge-offs	(9)	0	(20)	0	0	0	0	(29)
Recoveries	18	0	12	0	13	0	0	43
Provision (credit)	188	101	346	73	(257)	(2)	1	450
Ending balance	$3,102	$410	$3,476	$4,557	$233	$21	$18	$11,817
Ending balance individually
evaluated for impairment	$3	$0	$201	$0	$0	$0	$0	$204
Ending balance collectively
evaluated for impairment	3,099	410	3,275	4,557	233	21	18	11,613
Totals	$3,102	$410	$3,476	$4,557	$233	$21	$18	$11,817
Financing receivables:
Ending balance individually
evaluated for impairment	$69	$0	$2,479	$582	$0	$0	$0	$3,130
Ending balance collectively
evaluated for impairment	173,045	42,578	461,723	329,116	9,875	5,842	356	1,022,535
Totals	$173,114	$42,578	$464,202	$329,698	$9,875	$5,842	$356	$1,025,665
Components:
Allowance for loan losses	$2,673	$408	$3,384	$4,520	$179	$21	$18	$11,203
Reserve for undisbursed
lines of credit	429	2	92	37	54	0	0	614
Total allowance for credit
losses	$3,102	$410	$3,476	$4,557	$233	$21	$18	$11,817

The following table reflects our loan loss experience and activity in the allowance for credit losses for the three months ended June 30, 2011:

(In thousands)	Commercial, financial and agricultural	Municipal	Real estate- residential	Real estate- commercial	Real estate-construction	Installment	All other	Totals
Allowance for credit losses:
Beginning balance	$2,689	$289	$2,683	$4,708	$248	$28	$111	$10,756
Charge-offs	(34)	0	(41)	(60)	0	0	0	(135)
Recoveries	23	0	0	0	6	1	0	30
Provision (credit)	444	(174)	(79)	208	(61)	(4)	(84)	250
Ending balance	$3,122	$115	$2,563	$4,856	$193	$25	$27	$10,901

The following table reflects our loan loss experience and activity in the allowance for credit losses for the six months ended June 30, 2011, and our loan portfolio as of June 30, 2011:

(In thousands)	Commercial, financial and agricultural	Municipal	Real estate- residential	Real estate- commercial	Real estate-construction	Installment	All other	Totals
Allowance for credit losses:
Beginning balance	$2,617	$236	$2,428	$5,143	$283	$24	$23	$10,754
Charge-offs	(77)	0	(49)	(60)	(11)	(8)	0	(205)
Recoveries	44	0	1	43	11	3	0	102
Provision (credit)	538	(121)	183	(270)	(90)	6	4	250
Ending balance	$3,122	$115	$2,563	$4,856	$193	$25	$27	$10,901
Ending balance individually
evaluated for impairment	$130	$0	$79	$0	$0	$0	$0	$209
Ending balance collectively
evaluated for impairment	2,992	115	2,484	4,856	193	25	27	10,692
Totals	$3,122	115	$2,563	$4,856	$193	$25	$27	$10,901
Financing receivables:
Ending balance individually
evaluated for impairment	$428	$0	$2,199	$656	$158	$3	$0	$3,444
Ending balance collectively
evaluated for impairment	165,237	37,933	416,047	303,691	10,145	6,316	537	939,906
Totals	$165,665	$37,933	$418,246	$304,347	$10,303	$6,319	$537	$943,350
Components:
Allowance for loan losses	$2,806	$115	$2,492	$4,796	$177	$25	$27	$10,438
Reserve for undisbursed
lines of credit	316	0	71	60	16	0	0	463
Total allowance for credit
losses	$3,122	$115	$2,563	$4,856	$193	$25	$27	$10,901

Presented below is an aging of past due loans, including both non-accrual and restructured loans, by class as of June 30, 2012:

	30-59 Days	60-89 Days	Over 90 Days	Total Past			Greater Than 90 Days and
(In thousands)	Past Due	Past Due	Past Due	Due	Current	Total	Accruing
Commercial, financial and agricultural	$0	$0	$9	$9	$173,105	$173,114	$0
Municipal	0	0	0	0	42,578	42,578	0
Real estate-residential:
First mortgage	0	413	603	1,016	424,524	425,540	0
Second mortgage	700	0	204	904	37,758	38,662	0
Real estate-commercial:
Owner occupied	0	76	325	401	219,602	220,003	0
Non-owner occupied	0	0	0	0	109,695	109,695	0
Real estate-construction:
Residential	0	0	0	0	1,749	1,749	0
Commercial	0	0	0	0	8,126	8,126	0
Installment	0	0	0	0	5,842	5,842	0
Other	0	0	0	0	356	356	0
Total	$700	$489	$1,141	$2,330	$1,023,335	$1,025,665	$0

Non-accruing and restructured loans make up $2.33 million of the total past due loans in the aging table above.

Presented below is an aging of past due loans, including both non-accrual and restructured loans, by class as of December 31, 2011:

	30-59 Days	60-89 Days	Over 90 Days	Total Past			Greater Than 90 Days and
	Past Due	Past Due	Past Due	Due	Current	Total	Accruing
Commercial, financial and agricultural	$0	$40	$8	$48	$146,942	$146,990	$0
Municipal	0	0	0	0	101,705	101,705	0
Real estate-residential:
First mortgage	39	305	731	1,075	400,256	401,331	0
Second mortgage	0	0	281	281	38,206	38,487	0
Real estate-commercial:
Owner occupied	0	325	87	412	205,844	206,256	0
Non-owner occupied	0	0	0	0	107,659	107,659	0
Real estate-construction:
Residential	0	0	0	0	1,798	1,798	0
Commercial	0	0	0	0	17,195	17,195	0
Installment	0	0	0	0	5,806	5,806	0
Other	0	0	0	0	399	399	0
Total	$39	$670	$1,107	$1,816	$1,025,810	$1,027,626	$0

Non-accruing and restructured loans make up $1.60 million of the total past due loans in the aging table above.

Impaired loans by class at June 30, 2012 were as follows:

(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded
Commercial, financial and agricultural	$49	$998	$0
Real estate – residential:
First mortgage	1,017	1,281	0
Second mortgage	904	906	0
Real estate – commercial:
Owner occupied	582	743	0
Non-owner occupied	0	70	0
Real estate – construction:
Commercial	0	94	0
Installment	0	45	0
With related allowance recorded
Commercial, financial and agricultural	20	33	3
Real estate – residential:
First mortgage	558	572	201
Second mortgage	0	0	0
Real estate – commercial:
Owner occupied	0	0	0
Total
Commercial, financial and agricultural	69	1,031	3
Real estate – residential	2,479	2,759	201
Real estate – commercial	582	813	0
Real estate – construction	0	94	0
Installment and other	0	45	0
Total	$3,130	$4,742	$204

Impaired loans by class at June 30, 2011 were as follows:

(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded
Commercial, financial and agricultural	$133	$1,196	$0
Real estate – residential:
First mortgage	1,131	1,373	0
Second mortgage	328	328	0
Real estate – commercial:
Owner occupied	475	475	0
Non-owner occupied	181	251	0
Real estate – construction:
Commercial	158	325	0
Installment	3	27	0
With related allowance recorded
Commercial, financial and agricultural	295	295	130
Real estate – residential:
First mortgage	681	681	76
Second mortgage	59	59	3
Real estate – commercial:
Non-owner occupied	0	0	0
Total
Commercial, financial and agricultural	428	1,491	130
Real estate – residential	2,199	2,441	79
Real estate – commercial	656	726	0
Real estate – construction	158	325	0
Installment and other	3	27	0
Total	$3,444	$5,010	$209

The average recorded investment and interest income recognized on impaired loans for the three and six months ended June 30, 2012 were as follows:

	Three months		Six months
(In thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Commercial, financial and agricultural	$54	$1	$62	$1
Real estate – residential:
First mortgage	747	16	782	20
Second mortgage	443	27	321	27
Real estate – commercial:
Owner occupied	531	2	433	3
Non-owner occupied	0	0	0	0
Real estate – construction:
Commercial	0	0	0	0
Installment	0	0	0	0
With related allowance recorded
Commercial, financial and agricultural	24	0	28	0
Real estate – residential:
First mortgage	624	0	704	0
Second mortgage	17	0	50	0
Real estate – commercial:
Owner occupied	0	0	54	0
Total
Commercial, financial and agricultural	78	1	90	1
Real estate – residential	1,831	43	1,857	47
Real estate – commercial	531	2	487	3
Real estate – construction	0	0	0	0
Installment and other	0	0	0	0
Total	$2,440	$46	$2,434	$51

The average recorded investment and interest income recognized on impaired loans for the three and six months ended June 30, 2011 were as follows:

	Three months		Six months
(In thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Commercial, financial and agricultural	$145	$0	$186	$0
Real estate – residential:
First mortgage	1,167	3	1,180	5
Second mortgage	411	1	443	2
Real estate – commercial:
Owner occupied	483	0	474	0
Non-owner occupied	60	0	69	0
Real estate – construction:
Commercial	158	0	161	0
Installment	3	0	4	0
With related allowance recorded
Commercial, financial and agricultural	306	0	390	0
Real estate – residential:
First mortgage	637	0	628	0
Second mortgage	20	0	10	0
Real estate – commercial:
Non-owner occupied	122	0	92	0
Total
Commercial, financial and agricultural	451	0	576	0
Real estate – residential	2,235	4	2,261	7
Real estate – commercial	665	0	635	0
Real estate – construction	158	0	161	0
Installment and other	3	0	4	0
Total	$3,512	$4	$3,637	$7

Impaired loans at June 30, 2012 consisted predominantly of residential real estate loans. Impaired loans totaled $3.13 million and $2.51 million at June 30, 2012 and December 31, 2011, respectively.  At June 30, 2012, $578 thousand of the impaired loans had a specific reserve allocation of $204 thousand, and $2.55 million of the impaired loans had no specific reserve allocation. At December 31, 2011, $885 thousand of the impaired loans had a specific reserve allocation of $227 thousand, and $1.63 million of the impaired loans had no specific reserve allocation.

We recorded interest income on impaired loans of approximately $46 thousand and $51 thousand during the three and six months ended June 30, 2012, respectively. No interest was recorded on a cash basis during the period the loan was impaired.  We recorded interest income on impaired loans of approximately $4 thousand and $7 thousand during the three and six months ended June 30, 2011, respectively. No interest was recorded on a cash basis during the period the loan was impaired. The average balance of impaired loans was $2.43 million and $3.64 million during the first six months of 2012 and the first six months of 2011, respectively

Nonperforming loans at June 30, 2012 and December 31, 2011 were as follows:

(In thousands)	June 30, 2012	December 31, 2011
Nonaccrual loans	$2,559	$1,953
Loans greater than 90 days and accruing	0	0
Troubled debt restructured loans (“TDRs”)	571	558
Total nonperforming loans	$3,130	$2,511

Of the total TDRs in the table above, $145 thousand at June 30, 2012 and $224 thousand at December 31, 2011, are non-accruing.

The loans in the table below are considered impaired under the guidance in ASC 310-10-35.  Included in the total TDRs of $571  thousand at June 30, 2012 are $297 thousand of TDRs that were restructured prior to January 1, 2012. The TDRs above have been individually evaluated for impairment. There were no TDRs for which the allowance for credit losses was measured under a general allowance for credit losses methodology.

Presented below is a summary of our restructurings during the three months and six months ended June 30, 2012:

	Three months ended			Six months ended
		Pre-modification	Post-modification		Pre-modification	Post-modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number	Recorded	Recorded	Number	Recorded	Recorded
(Dollars in thousands)	of Loans	Investment	Investment	of Loans	Investment	Investment
Real estate – residential:
First mortgage	3	$93	$93	3	$93	$93
Real estate - commercial:
Owner occupied	0	$0	$0	1	182	182

The loans in the table above were classified as TDRs because the borrowers experienced financial difficulties and the bank granted concessions in loan terms. As of June 30, 2012 one loan  classified as TDR in 2012 totaling $25 thousand was  in nonaccrual and the remaining loans were accruing.

TDRs consist of eight residential real estate loans and one commercial real estate loan at June 30, 2012. All nine borrowers experienced financial difficulties that led to the restructure of their respective loans. At the time of restructure, seven were in payment default and all nine demonstrated cash flow insufficient to service their debt as well as an inability to obtain funds at market rates from other sources.  At June 30, 2012, six of the restructured loans were performing in accordance with modified agreements, while three residential loans totaling $145 thousand were in default and in non-accrual. One loan that was restructured in a prior period with a balance of $207 thousand paid off during the first quarter of 2012.

There was one loan restructured during the three months ended June 30, 2011.  TDRs at June 30, 2011, consisted of three residential real estate loans. One of the loans was restructured with longer terms at market rates and two were restructured with rate concessions; all were performing in accordance with modified agreements with the borrowers at June 30, 2011.  At June 30, 2011 there were no defaults on TDRs.

There were no commitments to lend additional funds to borrowers whose loans were modified in a troubled debt restructuring at June 30, 2012 or at June 30, 2011.  We had no commitments to lend additional funds to borrowers whose loans were in non-accrual status or to borrowers whose loans were 90 days past due and still accruing at June 30, 2012 or at June 30, 2011.

We recorded interest income on restructured loans of $18 thousand and $22 thousand for the three and six months ended June 30, 2012, respectively, and $1 thousand and $4 thousand for the three and six months ended June 30, 2011, respectively.

We had $386 thousand in OREO at June 30, 2012, compared with $358 thousand at December 31, 2011 consisting of three properties plus equipment. Two properties and the equipment are expected to be sold in the third quarter of 2012. Our OREO balance was $0 at June 30, 2011.

Non-accrual loans by class as of June 30, 2012 and December 31, 2011 were as follows:

(In thousands)	June 30, 2012	December 31, 2011
Commercial, financial and agricultural	$69	$114
Real estate - residential:
First mortgage	1,186	1,146
Second mortgage	903	281
Real estate - commercial:
Owner occupied	401	412
Nonaccrual non-TDR loans	$2,559	$1,953
Nonaccruing TDR’s
Real estate – residential:
First mortgage	145	224
Total nonaccrual loans	$2,704	$2,177

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

Below is a summary of loans by credit quality indicator as of June 30, 2012:

	Unrated
	Residential
	and		Pass-	Special	Sub-
(In thousands)	Consumer	Pass	Watch	Mention	Standard	Total
Commercial, financial and agricultural	$0	$161,577	$8,623	$187	$2,727	$173,114
Municipal	0	42,578	0	0	0	42,578
Real estate – residential:
First mortgage	400,406	22,150	1,257	628	1,099	425,540
Second mortgage	36,697	1,167	0	0	798	38,662
Real estate – commercial:
Owner occupied	0	194,521	6,747	5,643	13,092	220,003
Non-owner occupied	0	101,257	5,409	1,505	1,524	109,695
Real estate – construction:
Residential	139	1,610	0	0	0	1,749
Commercial	72	7,525	529	0	0	8,126
Installment	5,842	0	0	0	0	5,842
All other loans	356	0	0	0	0	356
Total	$443,512	$532,385	$22,565	$7,963	$19,240	$1,025,665

Below is a summary of loans by credit quality indicator as of December 31, 2011:

	Unrated
	Residential
	and		Pass-	Special	Sub-
(In thousands)	Consumer	Pass	Watch	Mention	Standard	Total
Commercial, financial and agricultural	$2	$117,772	$28,326	$170	$720	$146,990
Municipal	0	101,705	0	0	0	101,705
Real estate – residential:
First mortgage	379,512	18,647	1,569	641	962	401,331
Second mortgage	38,020	146	0	0	321	38,487
Real estate – commercial:
Owner occupied	0	175,878	14,001	7,355	9,022	206,256
Non-owner occupied	0	95,239	8,891	1,195	2,334	107,659
Real estate – construction:
Residential	99	0	1,699	0	0	1,798
Commercial	81	15,925	573	0	616	17,195
Installment	5,806	0	0	0	0	5,806
All other loans	399	0	0	0	0	399
Total	$423,919	$525,312	$55,059	$9,361	$13,975	$1,027,626

The amount of interest which was not earned, but which would have been earned had our non-accrual and restructured loans performed in accordance with their original terms and conditions, was approximately $33 thousand and $69 thousand for the three and six months ended June 30, 2012, and was approximately $55 thousand and $108 thousand for the three and six months ended June 2011, respectively.

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

The following table summarizes the components of net periodic benefit costs for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2012	2011	2012	2011
Interest cost	$130	$122	$239	$244
Service cost	11	14	24	28
Expected return on Plan assets	(156)	(156)	(300)	(312)
Amortization of net loss	62	70	163	140
Net periodic benefit cost	$47	$50	$126	$100

We do not expect to make a contribution to the pension plan during 2012.

Our Pension Plan Investment Policy Statement sets forth the investment objectives and constraints of the Plan.  The purpose of the policy is to assist our Retirement Plan Committee in effectively supervising, monitoring and evaluating the investments of the Plan.

Note 6: Earnings Per Share

The following table presents reconciliations of the calculations of basic and diluted earnings per common share for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands except per share data)	2012	2011	2012	2011
Net income	$3,736	$3,629	$7,349	$6,730
Weighted average common shares outstanding	6,249	6,206	6,243	6,199
Dilutive effect of common stock equivalents	11	10	13	11
Weighted average common and common equivalent
shares outstanding	6,260	6,216	6,256	6,210
Basic earnings per common share	$0.60	$0.58	$1.18	$1.09
Diluted earnings per common share	$0.60	$0.58	$1.17	$1.08

Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding for the three and six months ended June 30, 2012. For the three and six months ended June 30, 2012, there were no anti-dilutive stock options outstanding which were not considered in the calculation of diluted earnings per share because the stock options’ exercise price was greater than the average market price during these periods.

Note 7: Stock Repurchase Program

We extended, through January 2013, our stock buyback program, originally adopted in January 2007.  Under the program we may repurchase up to 200,000 shares of our common stock on the open market from time to time, and have purchased 143,475 shares at an average price per share of $22.94 since the program’s adoption.  We did not repurchase any of our shares during 2011 or during the first six months of 2012, and do not expect to repurchase shares in the near future.

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

We do not issue any guarantees that would require liability recognition or disclosure, other than our standby letters of credit. Standby letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party. Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit totaled approximately $4.64 million at June 30, 2012 and represent the maximum potential future payments we could be required to make. Typically, these instruments have terms of 12 months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit for on-balance sheet instruments. Our policies governing loan collateral apply to standby letters of credit at the time of credit extension. Loan-to-value ratios are generally consistent with loan-to-value requirements for other commercial loans secured by similar types of collateral. The fair value of our standby letters of credit at June 30, 2012 was insignificant.

We may enter into commitments to sell loans, which involve market and interest rate risk. There were no such commitments at June 30, 2012 or 2011.

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

Financial instruments on a recurring basis

The table below presents the balance of financial assets and liabilities at June 30, 2012 measured at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Assets
U.S. Treasury Obligations	$250	$0	$250	$0
U.S. Agency Obligations	64,799	0	64,799	0
FHLB Obligations	4,649	0	4,649	0
Agency MBSs	173,639	0	173,639	0
Agency CMOs	246,337	0	246,337	0
Non-Agency CMOs	4,729	0	4,729	0
ABSs	419	0	419	0
Interest rate swap agreements	488	0	488	0
Total assets	$495,310	$0	$495,310	$0
Liabilities
Interest rate swap agreements	1,767	0	1,767	0
Total liabilities	$1,767	$0	$1,767	$0

The table below presents the balance of financial assets and liabilities at December 31, 2011 measured at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Assets
U.S. Treasury Obligations	$250	$0	$250	$0
U.S. Agency Obligations	90,419	0	90,419	0
FHLB Obligations	16,676	0	16,676	0
Agency MBSs	183,838	0	183,838	0
Agency CMOs	214,480	0	214,480	0
Non-Agency CMOs	4,855	0	4,855	0
ABSs	1,233	0	1,233	0
Interest rate swap agreements	207	0	207	0
Total assets	$511,958	$0	$511,958	$0
Liabilities
Interest rate swap agreements	1,613	0	1,613	0
Total liabilities	$1,613	$0	$1,613	$0

Investment securities are reported at fair value utilizing Level 2 inputs. The prices for these instruments are obtained through an independent pricing service or dealer market participant with whom we have historically transacted both purchases and sales of investment securities.  Prices obtained from these sources include market quotations and matrix pricing. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things.  More information regarding our investment securities can be found in Footnote 3 to these Consolidated Financial Statements.

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

There were no transfers between Level 1 and Level 2 for the three or six months ended June 30, 2012.  There were no Level 3 assets measured at fair value on a recurring basis during the three or six months ended June 30, 2012 and 2011.

Financial instruments on a non-recurring basis

Certain assets are also measured at fair value on a non-recurring basis.  These other financial assets include impaired loans and OREO.  The table below presents the balance of financial assets at June 30, 2012 measured at fair value on a non-recurring basis:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
OREO	$386	$0	$0	$386
Impaired loans	3,130	0	0	3,130
Total	$3,516	$0	$0	$3,516

The OREO balance at June 30, 2012 of $386 thousand consists of $28 thousand in commercial loans; $297 thousand in residential real estate loans; and $61 thousand in construction loans.

The table below presents the balance of financial assets at December 31, 2011 measured at fair value on a non-recurring basis:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
OREO	$358	$0	$0	$358
Impaired loans	2,511	0	0	2,511
Total	$2,869	$0	$0	$2,869

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

The table below presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis at June 30, 2012:

(Dollars in thousands)	Fair value	Valuation Methodology	Unobservable Inputs	Range of Inputs
OREO	$386	Appraisal of collateral	Appraisal adjustments	0%-35%
Impaired loans	3,130	Appraisal of collateral	Appraisal adjustments	0%-35%

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

The fair values of our financial instruments as of June 30, 2012 are summarized in the table below:

	Carrying
(In thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$47,459	$47,459	$47,459	$0	$0
Securities available for sale	494,822	494,822	0	494,822	0
Securities held to maturity	481	537	0	537	0
FHLB stock	8,145	8,145	0	8,145	0
Loans, net of allowance for loan losses	1,014,462	1,035,189	0	0	1,035,189
Interest rate contract-cash flow hedge	488	488	0	488	0
Accrued interest receivable	4,131	4,131	4,131	0	0
Total assets	$1,569,988	$1,590,771	$51,590	$503,992	$1,035,189
Deposits	$1,240,146	$1,243,014	$892,719	$350,295	$0
Short-term borrowings	52,000	52,000	0	52,000	0
Securities sold under agreement to repurchase	153,700	153,700	0	153,700	0
Other long-term debt	12,522	13,050	0	13,050	0
Junior subordinated debentures issued to
unconsolidated subsidiary trust	20,619	15,376	0	15,376	0
Interest rate contract-cash flow hedge	1,767	1,767	0	1,767	0
Accrued interest payable	295	295	295	0	0
Total liabilities	$1,481,049	$1,479,202	$893,014	$586,188	$0

The fair values of our financial instruments as of December 31, 2011 are summarized in the table below:

	Carrying
(In thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$37,812	$37,812	$37,812	$0	$0
Securities available for sale	511,751	511,751	0	511,751	0
Securities held to maturity	558	624	0	624	0
FHLB stock	8,630	8,630	0	8,630	0
Loans, net of allowance for loan losses	1,017,007	1,035,131	0	0	1,035,131
Interest rate contract-cash flow hedge	207	207	0	207	0
Accrued interest receivable	5,121	5,121	5,121	0	0
Total assets	$1,581,086	$1,599,276	$42,933	$521,212	$1,035,131
Deposits	$1,177,880	$1,181,066	$829,632	$351,434	$0
Short-term borrowings	0	0	0	0	0
Securities sold under agreement to repurchase	262,527	263,062	0	263,062	0
Other long-term debt	22,562	23,594	0	23,594	0
Junior subordinated debentures issued to
unconsolidated subsidiary trust	20,619	15,268	0	15,268	0
Interest rate contract-cash flow hedge	1,613	1,613	0	1,613	0
Accrued interest payable	282	282	282	0	0
Total liabilities	$1,485,483	$1,484,885	$829,914	$654,971	$0

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

Commitments to extend credit and standby letters of credit - The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of financial standby letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties. The fair value of commitments to extend credit and standby letters of credit was approximately $46 thousand and $42 thousand as of June 30, 2012 and December 31, 2011, respectively.

Limitations ‑ Fair value estimates are made at a specific point in time based on relevant market information and information about the financial instruments.  Because no market exists for a significant portion of the financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other such factors.

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

Note 10: Derivative Financial Instruments

At June 30, 2012, we held interest rate swaps with a combined notional amount of $20 million that were designated as cash flow hedges. The swaps were used to convert the floating rate interest on our trust preferred issuance to a fixed rate of interest.  The purpose of the hedge was to protect us from the risk of variability arising from the floating rate interest on the debentures.  The effective portion of unrealized changes in the fair value of derivatives accounted for as cash flow hedges is reported in other comprehensive income and reclassified to earnings if gains or losses are realized.  Each quarter, we assess the effectiveness of the hedging relationships by comparing the changes in cash flows of the derivative hedging instruments with the changes in cash flows of the designated hedged item.  The ineffective portion of changes in the fair value of the derivatives is recognized directly in earnings.  There was no ineffective portion recognized in earnings during the second quarter of 2012 or 2011.  The fair values of the effective portion of the hedges of $(1.28) million and $(1.41) million were reflected in Other Comprehensive Income in the accompanying Consolidated Balance Sheets at June 30, 2012 and December 31, 2011, respectively.

At June 30, 2012, we had two interest rate derivative positions, with a combined notional amount of $29.12 million that were not designated as hedging instruments.  These derivative positions related to a transaction in which we entered into an interest rate swap with a customer while at the same time entering into an offsetting rate swap with another financial institution.  In connection with the transaction, we agreed to pay interest to the customer on a notional amount at a variable interest rate and receive interest from the customer on the same notional amount at a fixed interest rate.  At the same time, we agreed to pay another financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount.  The transaction allows our customers to effectively convert a variable-rate loan to a fixed-rate loan.  Because the terms of the swap with our customer and the other financial institution offset each other, with the only difference being counterparty credit risk, changes in the fair value of the underlying derivative contracts are not materially different and do not significantly impact our results of operations.  The fair value of $488 thousand and $206 thousand at June 30, 2012 and December 31, 2011, respectively, was reflected in other assets and other liabilities in the accompanying Consolidated Balance Sheets. We assessed our counterparty risk at June 30, 2012 and determined any credit risk inherent in our derivative contracts was insignificant. Information about the fair value of derivative financial instruments can be found in Footnote 9 to these Consolidated Financial Statements.

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

General

All adjustments necessary for a fair presentation of our interim consolidated financial statements as of June 30, 2012, and for the three and six months ended June 30, 2012 and 2011 have been included. The information was prepared from our unaudited financial statements and financial statements of our subsidiaries, Merchants Bank (the “Bank”) and MBVT Statutory Trust I.

Results of Operations

Overview

Net income was $3.74 million and $7.35 million for the three and six months ended June 30, 2012, compared to $3.63 million and $6.73 million for the same periods in 2011.  The return on average assets was 0.91% and 0.90% for the three and six months ended June 30, 2012, respectively, compared to 0.98% and 0.91% for the same periods last year, and the return on average equity was 13.31% and 13.23% for the three and six months ended June 30, 2012, respectively, compared to 14.20% and 13.38% for the same periods in 2011.

The following were the major factors contributing to our results for the three and six months ended June 30, 2012 compared to the same periods in 2011:

•

Net interest income on a fully taxable equivalent (“FTE”) basis was $12.85 million for the second quarter of 2012, $95 thousand lower than the same period last year and $112 thousand lower than the first quarter of 2012.  The net interest margin for the second quarter was 3.27%, 35 basis points lower than the second quarter of last year and seven basis points lower than the first quarter of 2012;

•

We recorded a $200 thousand provision for credit losses during the second quarter of 2012 compared to $250 thousand provision for credit losses during the second quarter of 2011.  Our provision for credit losses for the first six months of 2012 was $450 thousand, compared to $250 thousand for the same period last year;

•

We recognized pre-tax security gains of $372 thousand and $448 thousand for the three and six months ended June 30, 2012, compared to $137 thousand and $127 thousand for the same periods last year.  We also recorded a gain of $334 thousand on an asset sale during the second quarter of 2012;

•	We prepaid $10 million in FHLB debt during the second quarter of 2012, and incurred a prepayment penalty of $686 thousand. There were no prepayment penalties during the first six months of last year;
•

Loans ended the quarter at $1.03 billion, a slight decrease from year end balances, but a $82.32 million increase over balances at June 30, 2011. Seasonal fluctuations in municipal cash flows reduced June 30, 2012 loan balances by approximately $58 million;

•	Total deposits ended the quarter at $1.24 billion, an increase of $62.27 million over year end deposit balances of $1.18 billion, and a $137.05 million increase over balances at June 30, 2011.

Net Interest Income

This discussion should be read in conjunction with the tables on the following three pages.  Our taxable equivalent net interest income was $12.85 million and $25.82 million for the three and six months ended June 30, 2012, respectively, compared to $12.95 million and $25.11 million for the same periods in 2011, and $12.97 million for the first quarter of 2012. Our taxable equivalent net interest margin decreased 35 basis points to 3.27% for the second quarter of 2012 compared to 3.62% for the same period in 2011, and decreased 22 basis points to 3.31% for the six months ended June 30, 2012 compared to 3.53% for the same period in 2011.  The net interest margin decreased seven basis points for the second quarter of 2012 compared to the first quarter of 2012. Our continued growth in earning assets has helped to offset margin compression and allowed us to increase net interest income for the first half of 2012 compared to the first half of 2011. Average earning assets for the first three and six months of 2012 were $1.58 billion and $1.57 billion, respectively, an increase of $146.07 million and $137.98 million over the same periods in 2011, and an increase of $19.33 million over the first quarter of 2012.

The extended low interest rate environment continues to present a challenge as our assets reprice down at a steady rate, and new assets come on at lower rates.  The average rate on our loan portfolio was 4.48% for the second quarter of 2012, compared to 4.94% for the second quarter of 2011, 4.68% for the fourth quarter of 2011 and 4.61% for the first quarter of 2012.  The average rate on our investment portfolio for the second quarter of 2012 was 2.37% compared to 3.11% for the second quarter of 2011, 2.57% for the fourth quarter of 2011, and 2.45% for the first quarter of 2012. These decreases were offset, in part, by decreases in the cost of our interest bearing liabilities. The average cost of interest bearing liabilities for the second quarter of 2012 was 58 basis points, a 15 basis point decrease from the second quarter of 2011, a five basis point decrease from the fourth quarter of last year, and a three basis point drop from the first quarter of this year.  We prepaid $10.00 million in long-term FHLB debt during June which will reduce our overall cost of funds going forward.  The rate on the borrowing was 2.75% and we paid $686 thousand in prepayment penalties.

The following tables attribute changes in our net interest income (on a fully taxable equivalent basis) to changes in either average balances or average rates for the three and six months ended June 30, 2012 compared to the three and six months ended June 30, 2011.  Changes due to both interest rate and volume have been allocated to change due to volume and change due to rate in proportion to the relationship of the absolute dollar amounts of the change in each category:

	Three Months Ended
	June 30,	June 30,	Increase	Due to
(In thousands)	2012	2011	(Decrease)	Volume	Rate
Fully taxable equivalent interest income:
Loans	$ 11,769	$ 11,647	$ 122	$ 1,280	$ (1,158)
Investments	2,983	3,507	(524)	379	(903)
Interest earning deposits with banks and other short-term investments	10	14	(4)	(6)	2
Total interest income	14,762	15,168	(406)	1,653	(2,059)
Less interest expense:
Savings, interest bearing checking and money market accounts	201	292	(91)	34	(125)
Time deposits	727	840	(113)	(27)	(86)
Short-term borrowings	23	1	22	20	2
Securities sold under agreements to repurchase, short-term	514	515	(1)	45	(46)
Securities sold under agreements to repurchase, long term	0	56	(56)	(28)	(28)
Other long-term debt	142	214	(72)	(70)	(2)
Junior subordinated debentures issued to unconsolidated subsidiary trust	300	301	(1)	0	(1)
Total interest expense	1,907	2,219	(312)	(26)	(286)
Net interest income	$ 12,855	$ 12,949	$ (94)	$ 1,679	$ (1,773)

	Six Months Ended
	June 30,	June 30,	Increase	Due to
(In thousands)	2012	2011	(Decrease)	Volume	Rate
Fully taxable equivalent interest income:
Loans	$ 23,627	$ 23,055	$ 572	$ 2,754	$ (2,182)
Investments	6,063	6,530	(467)	605	(1,072)
Interest earning deposits with banks and other short-term investments	20	44	(24)	(21)	(3)
Total interest income	29,710	29,629	81	3,338	(3,257)
Less interest expense:
Savings, interest bearing checking and money market accounts	427	616	(189)	62	(251)
Time deposits	1,461	1,717	(256)	(67)	(189)
Short-term borrowings	38	1	37	31	6
Securities sold under agreements to repurchase, short-term	1,075	1,052	23	120	(97)
Securities sold under agreements to repurchase, long term	0	111	(111)	(56)	(55)
Other long-term debt	294	427	(133)	(127)	(6)
Junior subordinated debentures issued to unconsolidated subsidiary trust	595	594	1	0	1
Total interest expense	3,890	4,518	(628)	(37)	(591)
Net interest income	$ 25,820	$ 25,111	$ 709	$ 3,375	$ (2,666)

The following table presents an analysis of net interest income and illustrates interest income earned and interest expense charged for each major component of interest earning assets and interest bearing liabilities.  Yields/rates are computed on a fully taxable-equivalent (“FTE”) basis, using a 35% rate.  Non-accrual loans are included in the average loan balance outstanding.

Merchants Bancshares, Inc.
Average Balance Sheets and Average Rates

	Three Months Ended
	June 30, 2012			June 30, 2011
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
(In thousands, fully taxable equivalent)	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS:
Loans, including fees on loans (a)	$ 1,056,735	$ 11,769	4.48%	$ 944,813	$ 11,647	4.94%
Investments (b)	506,005	2,983	2.37%	452,309	3,507	3.11%
Interest-earning deposits with banks and other short-term investments	17,461	10	0.23%	37,005	14	0.16%
Total earning assets	1,580,201	$ 14,762	3.76%	1,434,127	$ 15,168	4.24%
Allowance for loan losses	(11,135)			(10,329)
Cash and cash equivalents	24,968			11,696
Bank premises and equipment, net	14,328			14,201
Other assets	33,708			31,938
Total assets	$ 1,642,070			$ 1,481,633

LIABILITIES AND SHAREHOLDERS' EQUITY:
Interest-bearing deposits:
Savings, interest bearing checking and money market accounts	$ 662,713	$ 201	0.12%	$ 588,759	$ 292	0.20%
Time deposits	350,075	727	0.84%	360,895	840	0.93%
Total interest bearing deposits	1,012,788	928	0.37%	949,654	1,132	0.48%
Short-term borrowings	35,773	23	0.26%	3,434	1	0.12%
Securities sold under agreements to repurchase, short-term	225,797	514	0.91%	206,796	515	1.00%
Securities sold under agreements to repurchase, long-term	0	0	0.00%	7,500	56	2.97%
Other long-term debt	20,771	142	2.74%	31,108	214	2.77%
Junior subordinated debentures issued to
unconsolidated subsidiary trust	20,619	300	5.94%	20,619	301	5.85%
Total borrowed funds	302,960	979	1.30%	269,457	1,087	1.62%
Total interest bearing liabilities	1,315,748	$ 1,907	0.58%	1,219,111	$ 2,219	0.73%
Noninterest bearing deposits	205,072			149,522
Other liabilities	9,015			10,748
Shareholders' equity	112,235			102,252
Total liabilities and shareholders' equity	$ 1,642,070			$ 1,481,633

Net earning assets	$ 264,453			$ 215,016

Net interest income, FTE (a)		$ 12,855			$ 12,949
Tax equivalent adjustment		(516)			(457)
Net interest income, GAAP		$ 12,339			$ 12,492

Yield spread			3.17%			3.51%

Net interest margin (a)			3.27%			3.62%

(a) Tax exempt interest has been converted to a tax equivalent basis using the Federal tax rate of 35%.
(b) Includes available for sale securities and held to maturity securities both at amortized cost. Includes FHLB stock.

Merchants Bancshares, Inc.
Average Balance Sheets and Average Rates

	Six Months Ended
	June 30, 2012			June 30, 2011
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
(In thousands, fully taxable equivalent)	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS:
Loans, including fees on loans (a)	$ 1,045,507	$ 23,627	4.54%	$ 930,677	$ 23,055	5.00%
Investments (b)	505,458	6,063	2.41%	460,990	6,530	2.86%
Interest-earning deposits with banks and other short-term investments	19,573	20	0.20%	40,889	44	0.22%
Total earning assets	1,570,538	$ 29,710	3.80%	1,432,556	$ 29,629	4.17%
Allowance for loan losses	(10,936)			(10,294)
Cash and cash equivalents	23,150			12,990
Bank premises and equipment, net	14,346			14,263
Other assets	33,429			31,601
Total assets	$ 1,630,527			$ 1,481,116

LIABILITIES AND SHAREHOLDERS' EQUITY:
Interest-bearing deposits:
Savings, interest bearing checking and money market accounts	$ 651,825	$ 427	0.13%	$ 586,968	$ 616	0.21%
Time deposits	348,934	1,461	0.84%	363,366	1,717	0.95%
Total interest bearing deposits	1,000,759	1,888	0.38%	950,334	2,333	0.49%
Short-term borrowings	29,238	38	0.26%	2,618	1	0.08%
Securities sold under agreements to repurchase, short-term	237,403	1,075	0.91%	212,574	1,052	1.00%
Securities sold under agreements to repurchase, long-term	0	0	0.00%	7,500	111	2.98%
Other long-term debt	21,660	294	2.72%	31,117	427	2.77%
Junior subordinated debentures issued to
unconsolidated subsidiary trust	20,619	595	5.89%	20,619	594	5.81%
Total borrowed funds	308,920	2,002	1.30%	274,428	2,185	1.61%
Total interest bearing liabilities	1,309,679	$ 3,890	0.60%	1,224,762	$ 4,518	0.74%
Noninterest bearing deposits	200,248			144,623
Other liabilities	9,537			11,142
Shareholders' equity	111,063			100,589
Total liabilities and shareholders' equity	$ 1,630,527			$ 1,481,116

Net earning assets	$ 260,859			$ 207,794

Net interest income, FTE (a)		$ 25,820			$ 25,111
Tax equivalent adjustment		(1,045)			(866)
Net interest income, GAAP		$ 24,775			$ 24,245

Yield spread			3.21%			3.43%

Net interest margin (a)			3.31%			3.53%

(a) Tax exempt interest has been converted to a tax equivalent basis using the Federal tax rate of 35%.
(b) Includes available for sale securities and held to maturity securities both at amortized cost. Includes FHLB stock.

Provision for Credit Losses:    We recorded a provision for credit losses of $200 thousand and $450 thousand for the three and six months ended June 30, 2012, respectively, compared to $0 and $250 thousand for the three and six months ended June 30, 2011.  Although asset quality remains high, our continued loan growth during 2012 was the primary factor for the provision during the quarter.  Our nonperforming assets totals increased to $3.52 million at June 30, 2012,  compared to $2.67 million at March 31, 2012 and $2.87 million at December 31, 2011.  Accruing substandard loans also increased to $17.11 million at June 30, 2012 compared to $15.66 million at March 31, 2012, and $12.41 million at December 31, 2011.   Approximately $292 thousand in non-accruing loans carry some form of government guarantee. All of these factors are taken into consideration during Management’s quarterly review of the allowance for credit losses. We  consider the allowance for credit losses to be reasonable at June 30, 2012.  See  “Credit Quality and the Allowance for Credit Losses” for additional information on the provision, the allowance for credit losses and the allowance for loan losses.

Noninterest Income: Total noninterest income increased $603 thousand to $3.16 million for the second quarter of 2012 compared to 2011, and increased $871 thousand for the first half of 2012 compared to 2011. During the second quarter of 2012, we recognized a gain of $334 thousand on the sale of the mineral rights that we owned on properties in Oklahoma which we acquired in a bank acquisition in 1971. We recognized pre-tax security gains of $372 thousand and $448 thousand during the three and six months ended June 30, 2012.  Excluding net gains on security sales, and the gain on the sale of the mineral rights, noninterest income increased $34 thousand to $2.46 million for the second quarter of 2012 compared to $2.42 million for the second quarter of 2011, and increased $216 thousand to $4.74 million for the first six months of 2012 compared to $4.53 million for the first six months of 2011.  The increase for the three and six months ended June 30, 2012 compared to the three and six months ended June 30, 2011 is primarily a result of increases in net debit card income and Trust division income, offset in part by decreased overdraft fee revenue. Trust assets under management have continued to grow through 2012 and now total $518 million.

Noninterest Expense: Total noninterest expense increased $439 thousand to $10.65 million for the second quarter of 2012 compared to 2011, and $431 thousand to $20.75 million for the first half of 2012 compared to 2011.  As mentioned previously, we prepaid $10 million in FHLB long term debt during the quarter and incurred prepayment penalties totaling $686 thousand.  Excluding the prepayment penalties, noninterest expense decreased $247 thousand for the second quarter of 2012 compared to 2011 and decreased $255 thousand for the first half of 2012 compared to 2011. Compensation and benefits were lower for both the three and six months ended June 30, 2012.  Normal salary increases and an increased incentive accrual were offset by credits related to loan origination fees.  A change to our health insurance plan for 2012 resulted in a $123 thousand reduction in health and group insurance expense for the first half of 2012 compared to 2011. Occupancy expenses continue to run below 2011 levels, in part a result of our mild winter.  Equipment expenses for 2012 are higher than 2011 levels resulting from capital investments made during 2011.  Marketing expenses for 2012 are running higher than 2011 as we have added television media to our overall marketing mix.

Balance Sheet Analysis

Quarterly average loans for the second quarter of 2012 increased to $1.06 billion compared to $1.01 billion for the fourth quarter of 2011, and $945 million for the second quarter of 2011.  Ending loan balances at June 30, 2012 were $1.03 billion, unchanged from December 31, 2011 balances of $1.03 billion. During the second quarter, growth in average monthly loan balances was strong with average monthly loan balances for April 2012 at $1.04 billion, increasing to $1.06 billion for May 2012 and $1.07 billion for June 2012. Our strong growth in our commercial, financial and agricultural loan portfolio reflects the acquisition of new customers and expansion of existing relationships, approximately half of the growth is a result of the expansion of one existing relationship. Growth in our residential real estate loan portfolio continues to be driven by increased mortgage refinance volume due to the low interest rate environment. Seasonal fluctuations in municipal cash flows, combined with reduced loan demand by our municipal customers, reduced ending June 30, 2012 loan balances by $57.79 million from ending balances at March 31, 2012; as of July 5, 2012 municipal loan balances had increased to $78.50 million.

The following table summarizes the components of our loan portfolio as of the dates indicated:

(In thousands)	June 30, 2012	March 31, 2012	December 31, 2011
Commercial, financial and agricultural	$ 173,114	$ 146,660	$ 146,990
Municipal loans	42,578	100,371	101,705
Real estate loans – residential	464,202	446,480	439,818
Real estate loans – commercial	329,698	330,873	313,915
Real estate loans – construction	9,875	11,884	18,993
Installment loans	5,842	4,411	5,806
All other loans	356	330	399
Total loans	$ 1,025,665	$ 1,041,009	$ 1,027,626

Total deposits at June 30, 2012 were $1.24 billion compared to $1.18 billion at December 31, 2011.    Growth during 2012 has been concentrated in our demand deposit and money market categories. Securities sold under agreement to repurchase declined by $108.83 million to $153.70 million at June 30, 2012 from $262.53 million at December 31, 2011 primarily a result of seasonal fluctuations concentrated in municipal cash flows. As mentioned previously we prepaid $10 million in long-term FHLB debt during the quarter.

The rate on the borrowing was 2.75% and we paid $686 thousand in prepayment penalties as a result.  Short-term debt was $52.00 million at June 30, 2012 compared to zero at December 31, 2011.

The investment portfolio is used to generate interest income, manage liquidity and mitigate interest rate sensitivity. Our investment portfolio totaled $495.30 million at June 30, 2012, a slight decrease from the December 31, 2011 ending balance of $512.31 million.

We sold bonds with a book value of $27.41 million during the second quarter for a pre-tax gain of $372 thousand.  The bonds we sold were low-yielding faster paying bonds which we were able to reinvest into bonds with a more stable payment profile. Our investment portfolio at June 30, 2012, including both held-to-maturity and available-for-sale securities, consisted of the following:

(In thousands)	Amortized Cost	Fair Value
U.S. Treasury Obligations	$ 250	$ 250
U.S. Agency Obligations	63,983	64,799
FHLB Obligations	4,581	4,649
Agency MBS	167,190	174,176
Agency CMO	243,819	246,337
Non-agency CMO	4,899	4,729
ABS	357	419
Total investments	$ 485,079	$ 495,359

Agency MBSs and Agency CMOs consist of pools of residential mortgages which are guaranteed by FNMA, FHLMC, or GNMA with various origination dates and maturities.  Non-Agency CMOs and ABSs are tracked individually with updates on the performance of the underlying collateral provided at least quarterly.

Our investment portfolio consists almost entirely of U.S. Treasury and Agency obligations, or Agency-guaranteed mortgage securities.  We have two non-agency CMOs with a current cost basis of $4.90 million.  Management, with the help of outside experts, has performed impairment analyses on these bonds.

One of the non-Agency CMOs, with a cost basis of $3.27 million and a fair value of $3.17 million at June 30, 2012, is rated BBB by Fitch and Ba3 by Moody’s.  Delinquencies have been fairly low and prepayments on the bond have led to increased credit support.  We own a senior tranche in this bond. Although losses are expected in the bond overall, our position in the structure of the bond is expected to protect us from realizing losses. The second bond has a cost basis of $1.63  million and a fair value of $1.56 million.  This bond is rated CCC by Fitch and S&P. We own a super senior tranche in this bond. Although losses are expected in the bond overall, our super senior position in the structure is expected to protect us from realizing a material loss.

As a member of the FHLB system, we are required to invest in stock of the FHLB of Boston (the “FHLBB”) in an amount determined based on our borrowings from the FHLBB.  At June 30, 2012, our investment in FHLBB stock totaled $8.15 million, a decrease of $485 thousand from our year end balance of $8.63 million.  We received dividend income totaling $25 thousand and $13 thousand during the six months ended June 30, 2012, and 2011, respectively.

We do not intend to sell the investment securities that are in an unrealized loss position, and it is unlikely that we will be required to sell the investment securities before recovery of their amortized cost bases, which may be maturity.

In the ordinary course of business, we make commitments for possible future extensions of credit. At June 30, 2012, we were obligated to fund $4.64 million of standby letters of credit. No losses are anticipated in connection with these commitments.

Income Taxes

Our effective tax rate for the three and six months ended June 30, 2012 was 19.8% and 19.2%, respectively, compared to 21.0% and 19.2% for the three and six months ended June 30, 2011.  Our income tax provisions for these periods were less than the expense that would result from applying the federal statutory rate of 35% to income before income taxes principally because of the impact of federal affordable housing tax credits, historic rehabilitation credits and qualified school construction bond credits combined with tax exempt interest income on certain loans.

Liquidity and Capital Resources

Our liquidity is monitored by the Asset and Liability Committee (“ALCO”) of our Bank’s Board of Directors, based upon our Bank’s policies. As of June 30, 2012,  we could borrow up to $41 million in overnight funds, of which $36 million consists of unsecured borrowing lines established with correspondent banks. The balance of $5 million is in the form of an overnight line of credit with the FHLBB.  FHLBB borrowings are secured by residential mortgage loans. The total amount of loans pledged to the FHLBB for both short- and long-term borrowing arrangements totaled $308.20  million at June 30, 2012. We have additional borrowing capacity with the FHLBB  of $151.01 million as of June 30, 2012.  Additionally, we have established a borrowing facility with the FRB which will enable us to borrow at the discount window.

We also have the ability to borrow through the use of repurchase agreements, collateralized by Agency MBSs and Agency CMOs, with certain approved counterparties. The carrying value of the securities sold under repurchase agreements was $270.57 million and the market value was $277.06 million at June 30, 2012.  We maintain effective control over the securities underlying the agreements.

Our investment portfolio, which is managed by the ALCO, has a book value of $495.30 million at June 30, 2012, of which $295.27 million was pledged.  The portfolio is a reliable source of cash flow for us. We closely monitor our short-term cash position.  Any excess funds are either left on deposit at the FRB, or are in a fully insured account with one of our correspondent banks.

FHLBB short-term borrowings mature daily. There was $36.00 million in outstanding balances at June 30, 2012.

The following table provides certain information regarding other short-term borrowed funds for the three and six months ended June 30, 2012:

(In thousands)	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
FHLBB and other short-term borrowings
Amount outstanding at end of period	$ 52,000	$ 52,000
Maximum during the period amount outstanding	62,700	62,700
Average amount outstanding	35,773	29,238
Weighted average rate during the period	0.26%	0.26%
Weighted average rate at period end	0.23%	0.23%
Securities sold under agreement to repurchase, short-term
Amount outstanding at end of period	$ 153,700	$ 153,700
Maximum during the period amount outstanding	253,718	262,970
Average amount outstanding	225,797	237,403
Weighted average rate during the period	0.91%	0.91%
Weighted average rate at period end	0.51%	0.51%

We extended, through January 2013, our stock buyback program, originally adopted in January 2007.  Under the program, we may repurchase up to 200,000 shares of our common stock on the open market from time to time, and have purchased 143,475 shares at an average price per share of $22.94 since the program’s adoption.  We did not repurchase any of our shares during 2011 or the first six months of 2012, and we do not expect to repurchase shares in the near future.

As of June 30, 2012, we exceeded all current applicable regulatory capital requirements. We continue to be considered well capitalized under current applicable regulations.  Our tangible equity ratio at June 30, 2012 was 7.12% compared to 6.80% at December 31, 2011. Because we have no intangible assets, our tangible equity is the same as our book equity. The following table represents our actual capital ratios and capital adequacy requirements as of June 30, 2012.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Merchants Bancshares, Inc.
Tier 1 leverage capital	$ 130,841	7.97%	$ 65,683	4.00%	N/A	N/A
Tier 1 risk-based capital	130,841	14.61%	35,820	4.00%	N/A	N/A
Total risk-based capital	141,973	15.85%	71,641	8.00%	N/A	N/A
Tangible capital	114,058	7.12%	N/A	N/A	N/A	N/A
Merchants Bank
Tier 1 leverage capital	$ 127,494	7.74%	$ 65,849	4.00%	$ 82,311	5.00%
Tier 1 risk-based capital	127,494	14.15%	36,049	4.00%	54,074	6.00%
Total risk-based capital	138,697	15.39%	72,099	8.00%	90,123	10.00%
Tangible capital	131,544	8.20%	N/A	N/A	N/A	N/A
•	Capital for Merchants Bancshares, Inc. includes $20 million in trust preferred securities issued in December 2004. These hybrid securities qualify as regulatory capital up to certain limits.

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

The following table summarizes our nonperforming assets at the dates indicated:

(In thousands)	June 30, 2012	March 31, 2012	December 31, 2011	June 30, 2011
Non-accrual loans	$ 2,559	$ 1,787	$ 1,953	$ 2,954
Loans past due 90 days or more and still accruing interest	0	0	0	0
Troubled debt restructuring	571	528	558	490
Total nonperforming loans (“NPL”)	3,130	2,315	2,511	3,444
OREO	386	350	358	0
Total nonperforming assets (“NPA”)	$ 3,516	$ 2,665	$ 2,869	$ 3,444

Nonperforming assets at June 30, 2012 totaled $3.52 million, an increase of $647 thousand from balances at December 31, 2011.   There were no loans past due 90 days and still accruing at June 30, 2012.   Of the total $3.13 million in nonperforming loans above, $2.48 million are residential mortgages, compared to $1.99 million at December 31, 2011.  The increase in nonperforming residential real estate loans is the result of the transfer of a $1.0 million residential relationship to nonaccrual during the quarter, which offset the declines in this category resulting from the resolution of several loans.  Our residential first lien mortgage portfolio consists of traditional mortgages which are underwritten, using loan-to-value and debt-to-income thresholds.  We believe that additional loss exposure on current non-accruing loans is mitigated by a combination of collateral and, where needed, an appropriate reserve allocation.

TDRs consist of eight residential real estate loans and one commercial real estate loan at June 30, 2012. All nine borrowers experienced financial difficulties that led to the restructure of their respective loans. At the time of restructure, six were in payment default and all nine demonstrated cash flow insufficient to service their debt as well as an inability to obtain funds at market rates from other sources.  As of June 30, 2012, seven of the restructured loans were performing in accordance with modified agreements, while three loans totaling $145 thousand were in default and in non-accrual.  There were no commitments to lend additional funds to borrowers whose loans have been modified in a troubled debt restructuring at June 30, 2012. We had no commitments to lend additional funds to borrowers whose loans were in non-accrual status or to borrowers whose loans were 90 days past due and still accruing.

We had $386 thousand in OREO at June 30, 2012, compared with $358 thousand at December 31, 2011 and none at June 30, 2011. Two were residential borrowers and one was a commercial borrower. One new residential property was put into OREO during the second quarter of 2012 and one was removed through payoff.

Excluded from the non-accrual balances discussed above are our loans that are 30 to 89 days past due, which are not necessarily considered classified or impaired. Accruing loans 30 to 89 days past due as a percentage of total loans as of the periods indicated are presented in the following table:

Quarter Ended:	30-89 Days
June 30, 2012	0.00%
March 31, 2012	0.01%
December 31, 2011	0.02%
June 30, 2011	0.11%

Our residential mortgage loan portfolio continues to perform well, even under the currently stressed economic conditions. Residential loans 30 to 89 days past due at June 30, 2012 totaled $52 thousand, equal to 1 basis point as a percentage of residential loans.

Our policy is to classify a loan 90 days or more past due with respect to principal or interest, as well as any loan where Management does not believe it will collect all principal and interest in accordance with contractual terms, as a non-accruing loan, unless the ultimate collectability of principal and interest is assured.  Income accruals are suspended on all non-accruing loans, and all previously accrued and uncollected interest is charged against current income.  A loan remains in non-accruing status until the factors which suggest doubtful collectability no longer exist, the loan is liquidated, or the loan is determined to be uncollectible, and is charged off against the allowance for loan losses.  In those cases where a non-accruing loan is secured by real estate typically initiate foreclosure or replevin proceedings.  The result of such action will either be to cause repayment of the loan with the proceeds of a public sale or to give us possession of the collateral in order to manage a future resale of the asset.  Repossessed property is recorded at the lower of its cost or estimated fair value, less any estimated costs to sell.  Any cost in excess of the estimated fair value on the transfer date is charged to the allowance for loan losses, while further declines in market values are recorded as OREO expense. Impaired loans, which primarily consist of non-accruing residential mortgage and commercial real estate loans, totaled $3.13 million at June 30, 2012 and $2.51 million at December 31, 2011 and are included as nonperforming loans in the table above.  At June 30, 2012, $578 thousand of impaired loans had specific reserve allocations totaling $204 thousand.

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

Substandard accruing loans totaled $17.11 million at June 30, 2012, an increase of $4.7 million since December 31, 2011.  Of the total substandard accruing loans, $2.75 million are subject to federal loan guarantees. The listing of substandard accruing borrowers at June 30, 2012 includes borrowers operating in a variety of different industries and locations. Three borrowers represent 41% of performing classified loans.  Loans identified as substandard have well-defined weaknesses that, if not addressed, could result in a loss to the Bank.  These accruing substandard loans have generally continued to pay promptly and Management conducts regularly scheduled comprehensive reviews of the borrowers’ financial condition, payment performance, accrual status and collateral.  These reviews also ensure that these troubled accounts are properly administered with a focus on loss mitigation and that any potential loss exposures are appropriately quantified, and reserved for. The findings of this review process are a key component in assessing the adequacy of our Allowance for Loan Losses.

Concentrations by collateral exposure are also monitored as part of our risk management process. The composition of substandard accruing loans at June 30, 2012 consists of $11.42 million in loans secured by owner occupied commercial real estate, of which $2.31 million is subject to federal loan guarantees; and $1.52 million in commercial investment real estate, of which none is government guaranteed.  The balance consists of $2.66 million in loans to commercial borrowers, of which $400 thousand is government guaranteed, $1.27 million in loans secured by multi-family residential properties and $236 thousand in residential and home equity loans.

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

The following table summarizes year to date activity in our Allowance for Credit Losses through the dates indicated:

(In thousands)	June 30, 2012	March 31, 2012	December 31, 2011	June 30, 2011
Balance, beginning of year	$ 11,353	$ 11,353	$ 10,754	$ 10,754
Charge-offs:
Commercial, financial and agricultural	(9)	0	(80)	(77)
Real estate – residential	(20)	0	(83)	(49)
Real estate – commercial	0	0	(60)	(60)
Real estate – construction	0	0	(96)	(11)
Installment	0	0	(10)	(8)
Total charge-offs	(29)	0	(329)	(205)
Recoveries:
Commercial, financial and agricultural	18	20	101	44
Real estate – residential	11	1	4	1
Real estate – commercial	1	1	44	43
Real estate – construction	13	7	25	11
Installment	0	0	4	3
Total recoveries	43	29	178	102
Net (charge-offs) recoveries	14	29	(151)	(103)
Provision for credit losses	450	250	750	250
Balance end of period	$ 11,817	$ 11,632	$ 11,353	$ 10,901
Components:
Allowance for loan losses	$ 11,203	$ 11,049	$ 10,619	$ 10,438
Reserve for undisbursed lines of credit	614	583	734	463
Allowance for credit losses	$ 11,817	$ 11,632	$ 11,353	$ 10,901

We recorded a provision for credit losses of $200 thousand and $450 thousand during the three and six months ended June 30, 2012, respectively. We recorded a provision of $250 thousand during the three and six months ended June 30, 2011

The following table reflects our nonperforming asset and coverage ratios as of the dates indicated:

	June 30, 2012	March 31, 2012	December 31, 2011	June 30, 2011
NPL to total loans	0.31%	0.22%	0.24%	0.37%
NPA to total assets	0.22%	0.16%	0.18%	0.24%
Allowance for loan losses to total loans	1.09%	1.06%	1.03%	1.11%
Allowance for loan losses to NPL	358%	477%	423%	303%

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

Liquidity Risk

Our liquidity is measured by our ability to raise cash when needed at a reasonable cost.  We must be capable of meeting expected and unexpected obligations to customers at any time.  Given the uncertain nature of customer demands as well as the need to maximize earnings, we must have available reasonably priced sources of funds that can be accessed quickly in time of need.  As discussed previously under “Liquidity and Capital Resources,” we have several sources of readily available funds, including the ability to borrow using our investment portfolio as collateral.  We also monitor our liquidity on a quarterly basis in compliance with our Liquidity Contingency Plan.  We have expanded our liquidity monitoring process over the last year and have partnered with our ALCO consultant to provide a more robust modeling process that monitors early liquidity stress triggers, and also allows us to model worst case liquidity scenarios, and various responses to those scenarios.

Market Risk – Interest Rate Risk

Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates or prices such as interest rates, foreign currency exchange rates, commodity prices, and equity prices. Our primary market risk exposure is interest rate risk. An important component of our asset and liability management process is the ongoing monitoring and management of this risk, which is governed by established policies that are reviewed and approved annually by our Bank’s Board of Directors. The Investment policy details the types of securities that may be purchased, and establishes portfolio limits and maturity limits for the various sectors. The Investment policy also establishes specific investment quality limits. Our Bank’s Board of Directors has established a Board-level Asset and Liability Committee, which delegates responsibility for carrying out the asset/liability management policies to the Management-level Asset and Liability Committee (“ALCO”). The ALCO, chaired by the Chief Financial Officer and composed of members of senior management, develops guidelines and strategies impacting our asset and liability management related activities based upon estimated market risk sensitivity, policy limits and overall market interest rate levels and trends. The ALCO manages the investment portfolio. Our goal is to maximize net interest income while mitigating market and interest rate risk.  We accomplish this through careful monitoring of the overall duration and average life of the portfolio, thorough analysis of securities we are considering for purchase, monitoring of individual securities, occasional repositioning of the investment portfolio, as well as selective sales of specific securities.

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

The ALCO is responsible for ensuring that our Bank’s Board of Directors receives accurate information regarding our interest rate risk position at least quarterly. The ALCO uses an outside consultant to perform rate shocks of our balance sheet, and to perform a variety of other analyses. The ALCO consultant meets with the Board and Management-level ALCOs on a quarterly basis. During these meetings, the ALCO consultant reviews our current position and discusses future strategies, as well as reviewing the result of rate shocks of our balance sheet and a variety of other analyses. The consultant’s most recent review was as of June 30, 2012. The consultant ran a base simulation assuming no changes in rates as well as a 200 basis point rising and, because rates are quite low, a 100 basis point falling interest rate scenario which assumes a parallel and pro rata shift of the yield curve over a one-year period, and no growth assumptions.  Additionally, the consultant ran a 400 basis point rising simulation which assumed a parallel shift of the

curve over 24 months, and a 500 basis point rising simulation which assumed the curve flattened over a 24 month time frame.   A summary of the results is as follows:

Current/Flat Rates: Net interest income is projected to trend downward in the current rate scenario as the expected replacement rates on assets are lower than the current portfolio, and opportunities to reduce rates on deposits and term funding are limited. This downward trend becomes more pronounced each quarter as interest rates remain very low.

Falling Rates: If rates fall, net interest income is projected to trend in line with the base case scenario initially as rate reductions in the funding base offset lower asset yields.  Thereafter net interest income trends downward rapidly as funding rate reductions subside while asset cash flow continues to reset at reduced yields.  Accelerated prepayment speeds on mortgage-based assets exacerbate the impact of lower rates.

Rising Rates:    Higher rates are better for us under all scenarios as our low cost deposits are worth more to us when they can be invested at higher rates. In the up 200 basis points scenario, net interest income is projected to move up quickly as asset yields reprice up more quickly than funding costs and asset cash flows are reinvested at higher rates. A more pronounced rising rate scenario is projected to trend slightly lower than the up 200 basis points scenario over the first three years due to additional pricing pressure on deposit rates, but eventually moves higher.

The change in net interest income for the next twelve months from our expected or “most likely” forecast at the June 30, 2012 review is shown in the following table. The degree to which this exposure materializes will depend, in part, on our ability to manage deposit rates as interest rates rise or fall.

Rate Change	Percent Change in Net Interest Income
Up 200 basis points	1.84%
Down 100 basis points	(0.20)%

The ALCO uses off-balance sheet strategies, such as interest rate caps and floors and interest rate swaps, as well as borrowings with embedded caps and floors to help minimize our exposure to changes in interest rates.  As mentioned previously, we entered into interest rate swap arrangements to fix the cost of our trust preferred issuance that switched to a floating interest rate in December 2009.   See Note 10 to the accompanying Interim Unaudited Consolidated Financial Statements for further details on the interest rate swap.

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

The most significant ongoing factor affecting market risk exposure of net interest income during the second quarter of 2012 was the sustained low interest rate environment   Interest rates plummeted during 2008 and have remained low as the global economy slowed at unprecedented levels, unemployment levels soared, delinquencies on all types of loans increased along with decreased consumer confidence and dramatic declines in housing prices. Net interest income exposure is also significantly affected by the shape and level of the U.S. Government securities and interest rate swap yield curves, and changes in the size and composition of the loan, investment and deposit portfolios.  Interest rates have decreased further during 2012.  The ten-year treasury decreased 22 basis points to 1.67% during the first six months of 2012 and has decreased another 10-15 basis points since the end of the second quarter. The two-year treasury has remained in a range of about 0.27% to 0.37% during 2012.

The model used to perform the base case balance sheet simulation assumes a parallel shift of the yield curve over twelve months and reprices every interest earning asset and interest bearing liability on our balance sheet. Prepayment assumptions for all residential mortgage products take into account prepayment assumptions most recently published by Applied Financial Technologies. Prepayment assumptions for commercial loan and commercial mortgage products are derived through an analysis of historical prepayment patterns combined with analysis of the current characteristics of the portfolio. Investment securities with call provisions are examined on an individual basis in each rate environment to estimate the likelihood of a call. The model uses product-specific assumptions for deposits which are subject to repricing based on current market conditions

As market conditions vary from those assumed in the sensitivity analysis, actual results will likely differ due to: the varying impact of changes in the balances and mix of loans and deposits differing from those assumed, the impact of possible off balance sheet hedging strategies, and other internal/external variables. Furthermore, the sensitivity analysis does not reflect all actions that the ALCO might take in responding to or anticipating changes in interest rates.

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

Item 4.  Controls and Procedures

Our principal executive officer, principal financial officer, and other members of our senior management have evaluated our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, our principal executive officer and principal financial officer have concluded that the disclosure controls and procedures effectively ensure that information required to be disclosed in our filings and submissions with the SEC under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management (including the principal executive officer and principal financial officer), and is recorded, processed, summarized and reported within the time periods specified by the SEC. In addition, we have reviewed our internal control over financial reporting and there have been no changes in our internal control over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

101**     The following materials from Merchants Bancshares, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 formatted in XBRL:  (i) Consolidated Balance Sheets at June 30, 2012 and December 31, 2011; (ii) Consolidated Statements of Income for the three and six months ended June 30, 2012 and 2011; (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2012 and 2011; (iv) Consolidated Statements of Cash Flows for the three and six months ended June 30, 2012 and 2011; and (v) Notes to Interim Unaudited Consolidated Financial Statements.

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

August 7, 2012

Date