Form 10-Q
period 2012-09-30
MERCHANTS BANCSHARES INC
filed 2012-11-06
CIK 726517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

[  ] Yes                                       [ X ] No

As of October 31, 2012, there were 6,276,372 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

MERCHANTS BANCSHARES, INC.

FORM 10-Q

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION
Item 1.	Financial Statements

	Consolidated Balance Sheets (Unaudited)
	As of September 30, 2012 and December 31, 2011	3

	Consolidated Statements of Income (Unaudited)
	Three and nine months ended September 30, 2012 and 2011	4

	Consolidated Statements of Comprehensive Income (Unaudited)
	Three and nine months ended September 30, 2012 and 2011	5

	Consolidated Statements of Cash Flows (Unaudited)
	Three and nine months ended September 30, 2012 and 2011	6

	Notes to Interim Unaudited Consolidated Financial Statements	8

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	30
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	41
Item 4.	Controls and Procedures	43

PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	44
Item 1A.	Risk Factors	44
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	44
Item 3.	Defaults upon Senior Securities	44
Item 4.	Mine Safety Disclosure	44
Item 5.	Other Information	44
Item 6.	Exhibits	44
	Signatures	45
	Exhibits

ITEM 1. Financial Statements

Merchants Bancshares, Inc.

Consolidated Balance Sheets

(unaudited)

	September 30,	December 31,
(In thousands except share and per share data)	2012	2011
ASSETS
Cash and due from banks	$30,097	$10,392
Interest earning deposits with banks and other short-term investments	22,935	27,420
Total cash and cash equivalents	53,032	37,812
Investments:
Securities available for sale, at fair value	526,257	511,751
Securities held to maturity (fair value of $498 and $624)	443	558
Total investments	526,700	512,309
Loans	1,072,879	1,027,626
Less: Allowance for loan losses	11,444	10,619
Net loans	1,061,435	1,017,007
Federal Home Loan Bank stock	8,145	8,630
Bank premises and equipment, net	15,221	14,232
Investment in real estate limited partnerships	5,338	5,189
Other assets	15,965	16,690
Total assets	$1,685,836	$1,611,869
LIABILITIES
Deposits:
Demand (noninterest bearing)	$227,879	$197,522
Savings, interest bearing checking and money market accounts	687,267	632,110
Time deposits $100 thousand and greater	126,095	127,303
Other time deposits	211,722	220,945
Total deposits	1,252,963	1,177,880
Short-term borrowings	55,600	0
Securities sold under agreements to repurchase	227,996	262,527
Other long-term debt	2,503	22,562
Junior subordinated debentures issued to unconsolidated subsidiary trust	20,619	20,619
Other liabilities	8,126	18,744
Total liabilities	1,567,807	1,502,332
Commitments and contingencies (Note 8)
SHAREHOLDERS' EQUITY
Preferred stock
Class A non-voting shares authorized - 200,000, none outstanding	0	0
Class B voting shares authorized - 1,500,000, none outstanding	0	0
Common stock, $.01 par value	67	67
Authorized 10,000,000 shares; issued 6,651,760 at September 30, 2012 and December 31, 2011
Outstanding: 5,955,111 at September 30, 2012 and 5,907,080 at December 31, 2011
Capital in excess of par value	36,700	36,544
Retained earnings	85,497	79,393
Treasury stock, at cost: 696,649 shares at September 30, 2012 and 744,680 shares at December 31, 2011	(14,837)	(15,817)
Deferred compensation arrangements	6,232	6,248
Accumulated other comprehensive income	4,370	3,102
Total shareholders' equity	118,029	109,537
Total liabilities and shareholders' equity	$1,685,836	$1,611,869

See accompanying notes to interim unaudited consolidated financial statements

Merchants Bancshares, Inc.

Consolidated Statements of Income

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands except per share data)	2012	2011	2012	2011
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$11,278	$11,641	$33,860	$33,830
Investment income:
Interest and dividends on investment securities	2,942	3,187	9,005	9,717
Interest on interest earning deposits with banks and other short-term investments	9	37	29	81
Total interest and dividend income	14,229	14,865	42,894	43,628
INTEREST EXPENSE
Savings, interest bearing checking and money market accounts	176	298	603	914
Time deposits $100 thousand and greater	271	288	852	896
Other time deposits	413	525	1,293	1,634
Securities sold under agreement to repurchase and other short-term debt	341	518	1,454	1,682
Long-term debt	364	492	1,253	1,513
Total interest expense	1,565	2,121	5,455	6,639
Net interest income	12,664	12,744	37,439	36,989
Provision for credit losses	250	250	700	500
Net interest income after provision for credit losses	12,414	12,494	36,739	36,489
NONINTEREST INCOME
Changes in fair value on impaired securities	0	(10)	0	(20)
Non-credit related (gain) losses on securities not expected to be sold (recognized in other comprehensive income)	0	10	0	20
Net impairment losses	0	0	0	0
Net (losses) gains on investment securities	(26)	920	422	1,047
Trust division income	670	639	2,000	1,894
Service charges on deposits	1,033	1,161	3,001	3,195
Equity in losses of real estate limited partnerships	(370)	(441)	(1,189)	(1,324)
Gain on sale of other assets	749	0	1,083	0
Other	1,143	1,133	3,406	3,253
Total noninterest income	3,199	3,412	8,723	8,065
NONINTEREST EXPENSE
Compensation and benefits	4,809	5,251	14,756	15,544
Occupancy expense	946	935	2,843	2,927
Equipment expense	891	848	2,684	2,450
Legal and professional fees	677	721	1,954	2,098
Marketing	360	475	1,264	1,259
State franchise taxes	321	321	965	951
FDIC insurance	217	194	644	740
Prepayment penalty on long-term debt	677	861	1,363	861
Other Real Estate Owned ("OREO") expenses	65	47	129	128
Other	1,486	1,392	4,595	4,404
Total noninterest expense	10,449	11,045	31,197	31,362
Income before provision for income taxes	5,164	4,861	14,265	13,192
Provision for income taxes	1,159	680	2,911	2,281
NET INCOME	$4,005	$4,181	$11,354	$10,911

Basic earnings per common share	$0.64	$0.67	$1.82	$1.76
Diluted earnings per common share	$0.64	$0.67	$1.81	$1.76

See accompanying notes to interim unaudited consolidated financial statements

Merchants Bancshares, Inc.

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2012	2011	2012	2011
Net income	$4,005	$4,181	$11,354	$10,911
Other comprehensive (loss) income, net of tax:
Change in net unrealized (loss) gain on securities available for sale, net of taxes of $564, $674, $682 and $1,543	1,047	1,251	1,266	2,865
Reclassification adjustments for net securities gain included in net income, net of taxes of $9, $(322), $(148) and $(367)	17	(598)	(274)	(681)
Change in net unrealized loss on interest rate swaps, net of taxes of $19, $(113), $63 and $(110)	35	(209)	117	(204)
Pension liability adjustment, net of taxes of $29, $25, $86 and $74	53	46	159	137
Other comprehensive income	1,152	490	1,268	2,117
Comprehensive income	$5,157	$4,671	$12,622	$13,028

See accompanying notes to unaudited interim consolidated financial statements

Merchants Bancshares, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended Sept 30,
(In thousands)	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,354	$10,911
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	700	500
Depreciation and amortization	1,464	1,396
Amortization of investment security premiums and accretion of discounts, net	1,794	3,185
Stock option expense	127	128
Net gains on sales of investment securities	(422)	(1,047)
Net gains on sale of loans	0	(28)
Net (gains) losses on sale of premises, equipment and other assets	(1,083)	16
Gains on sale of other real estate owned	(7)	(33)
Equity in losses of real estate limited partnerships, net	1,189	1,324
Changes in assets and liabilities:
Increase in interest receivable	545	274
Increase in other assets	(870)	(2,794)
Increase (decrease) in interest payable	2,345	(91)
(Decrease) increase in other liabilities	(12,440)	9,636
Net cash provided by operating activities	4,696	23,377
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investment securities available for sale	64,336	132,025
Proceeds from maturities of investment securities available for sale	146,762	146,328
Proceeds from maturities of investment securities held to maturity	115	192
Proceeds from redemption of Federal Home Loan Bank stock	485	0
Purchases of investment securities available for sale	(225,450)	(229,110)
Loan originations in excess of principal payments	(45,366)	(97,839)
Proceeds from sales of loans, net	0	80
Proceeds from sale of other assets	334	0
Proceeds from sale of premises and equipment	788	51
Proceeds from sales of other real estate owned	505	224
Real estate limited partnership investments	(1,299)	(1,310)
Purchases of bank premises and equipment	(2,522)	(1,173)
Net cash used in investing activities	(61,312)	(50,532)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	75,083	73,363
Net increase in short-term borrowings	55,600	49
Net decrease in securities sold under agreement to repurchase, short-term	(34,531)	(9,855)
Principal payments on long-term debt	(20,059)	(8,558)
Cash dividends paid	(4,730)	(4,652)
Sale of treasury stock	15	12
Increase in deferred compensation arrangements	160	153
Proceeds from exercise of stock options, net of withholding taxes	278	0
Tax benefit from exercise of stock options	20	0
Net cash provided by financing activities	71,836	50,512
Increase in cash and cash equivalents	15,220	23,357
Cash and cash equivalents beginning of period	37,812	74,026
Cash and cash equivalents end of period	$53,032	$97,383

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Total interest payments	$3,110	$6,730
Total income tax payments	4,350	850
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Distribution of stock under deferred compensation arrangements	$391	$432
Distribution of treasury stock in lieu of cash dividend	518	517
Transfer of loans to other real estate owned	140	340
(Decrease) increase in payable for investments purchased	(9,461)	10,056

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

Note 1: Financial Statement Presentation

Principles of Consolidation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. All adjustments necessary for a fair presentation of our interim consolidated financial statements as of September 30, 2012 and December 31, 2011 and for the three and nine months ended September 30, 2012 and 2011 have been included. The information was prepared from our unaudited financial statements and the unaudited financial statements of our subsidiaries, Merchants Bank and MBVT Statutory Trust I.  Amounts reported for prior periods are reclassified, where necessary, to be consistent with the current period presentation.

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

Note 2: Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-11, “Balance Sheet (Topic 210) – Disclosures about Offsetting Assets and Liabilities.” The amendments in this ASU require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The amendments in this ASU affect all entities that have financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement. The requirements amend the disclosure requirements on offsetting in Section 210-20-50. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. We do not expect that this update will have a material impact on our financial condition or results of operations.

In August 2012, the FASB issued ASU 2012-03,  “Technical Amendments and Corrections to SEC Sections –  Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22.” The amendments in ASU 2012-03 that have no transition guidance are effective immediately for public and private entities. Amendments that are subject to transition guidance will be effective for public companies for fiscal periods beginning after December 15, 2012, and for nonpublic entities for fiscal periods beginning after December 15, 2013.   We do not expect that this update will have a material impact on our financial condition or results of operations.

Note 3: Investment Securities

Investments in securities are classified as available for sale or held to maturity as of September 30, 2012.  The amortized cost and fair values of the securities classified as available for sale and held to maturity as of September 30, 2012 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available for Sale:
U.S. Treasury Obligations	$100	$0	$0	$100
U.S. Agency Obligations	53,392	841	0	54,233
Federal Home Loan Bank ("FHLB") Obligations	4,563	55	0	4,618
Residential Real Estate Mortgage-backed Securities ("Agency MBSs")	175,353	8,351	0	183,704
Collateralized Mortgage Backed Securities ("Agency CMBSs")	5,090	0	66	5,024
Agency Collateralized Mortgage Obligations ("Agency CMOs")	270,792	2,825	198	273,419
Non-agency Collateralized Mortgage Obligations ("Non-agency CMOs")	4,749	9	20	4,738
Asset Backed Securities ("ABSs")	357	64	0	421
Total Available for Sale	$514,396	$12,145	$284	$526,257
Held to Maturity:
Agency MBSs	$443	$55	$0	$498
Total Held to Maturity	$443	$55	$0	$498

The amortized cost and fair values of the securities classified as available for sale and held to maturity as of December 31, 2011 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available for Sale:
U.S. Treasury Obligations	$250	$0	$0	$250
U.S. Agency Obligations	89,597	828	6	90,419
FHLB Obligations	16,545	134	3	16,676
Agency MBSs	176,756	7,100	18	183,838
Agency CMOs	211,749	2,976	245	214,480
Non-agency CMOs	5,346	2	493	4,855
ABSs	1,172	61	0	1,233
Total Available for Sale	$501,415	$11,101	$765	$511,751
Held to Maturity:
Agency MBSs	$558	$66	$0	$624
Total Held to Maturity	$558	$66	$0	$624

The contractual final maturity distribution of the debt securities classified as available for sale and held to maturity as of September 30, 2012 are as follows:

		After One	After Five
	Within	But Within	But Within	After Ten
(In thousands)	One Year	Five Years	Ten Years	Years	Total
Available for Sale (at fair value):
U.S. Treasury Obligations	$0	$100	$0	$0	$100
U.S. Agency Obligations	0	10,056	44,177	0	54,233
FHLB Obligations	0	0	4,618	0	4,618
Agency MBSs	398	3,573	28,335	151,398	183,704
Agency CMBs	0	0	5,024	0	5,024
Agency CMOs	0	11	5,752	267,656	273,419
Non-agency CMOs	0	0	0	4,738	4,738
ABSs	0	0	0	421	421
Total Available for Sale	$398	$13,740	$87,906	$424,213	$526,257
Held to Maturity (at amortized cost):
Agency MBSs	$16	$84	$0	$343	$443
Total Held to Maturity	$16	$84	$0	$343	$443

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

Proceeds from sales of available for sale debt securities were $22.67 million and $64.34 million for the three and nine months ended September 30, 2012, respectively.  Gross gains of $36 thousand and $530 thousand and gross losses of $62 thousand and $108 thousand were realized from these sales for the three and nine months ended September 30, 2012. Proceeds from sales of available for sale debt securities were $54.99 million and $132.02 million during the three and nine months ended September 30, 2011, respectively. Gross gains of $970 thousand and $1.19 million and gross losses of $50 thousand and $141 thousand were realized from these sales during the three and nine months ended September 30, 2011, respectively.

Gross unrealized losses on investment securities available for sale and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a  continuous unrealized loss position, at September 30, 2012 and December 31, 2011, were as follows:

	Less than 12 months		12 months or more		Total
(In thousands)	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
As of September 30, 2012
Agency CMBSs	$5,024	$66	$0	$0	$5,024	$66
Agency CMOs	34,511	198	0	0	34,511	198
Non-agency CMOs	0	0	3,126	20	3,126	20
	$39,535	$264	$3,126	$20	$42,661	$284

	Less than 12 months		12 months or more		Total
(In thousands)	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
As of December 31, 2011
U.S. Agency Obligations	$2,536	$6	$0	$0	$2,536	$6
FHLB Obligations	5,047	3	0	0	5,047	3
Agency MBSs	10,452	18	0	0	10,452	18
Agency CMOs	43,708	205	2,861	40	46,569	245
Non-agency CMOs	0	0	4,805	493	4,805	493
	$61,743	$232	$7,666	$533	$69,409	$765

There were no securities held to maturity with unrealized losses as of September 30, 2012 and December 31, 2011.

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

Agency MBSs and Agency CMOs consist of pools of residential mortgages which are guaranteed by the Federal National Mortgage Association (“FNMA”), the Federal Home Loan Mortgage Corporation (“FHLMC”), or the Government National Mortgage Association (“GNMA”) with various origination dates and maturities.  Non-Agency CMOs are tracked individually and their performance is tracked at least quarterly.

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

Our investment portfolio consists almost entirely of U.S. Treasury and Agency obligations, or Agency-guaranteed mortgage securities.  We have two non-agency CMOs with a current cost basis of $4.75 million.  Management, with the help of outside experts, has performed impairment analyses on these bonds.

One of the non-Agency CMOs, with a cost basis of $3.15 million and a fair value of $3.13 million at September 30, 2012, is rated BBB by Fitch and Ba3 by Moody’s.  Delinquencies have been fairly low and prepayments on the bond have led to increased credit support.  We own a senior tranche in this bond. Although losses are expected in the bond overall, our position in the structure of the bond is expected to protect us from realizing losses. The second bond has a cost basis of $1.60 million and a fair value of $1.61 million.  This bond is rated CCC by Fitch and S&P. We own a super senior tranche in this bond. Although losses are expected in the bond overall, our super senior position in the structure is expected to protect us from realizing a material loss.

We do not intend to sell the investment securities that are in an unrealized loss position, and it is unlikely that we will be required to sell the investment securities before recovery of their amortized cost bases, which may be maturity.

As a member of the FHLB system, we are required to invest in stock of the FHLB of Boston (the “FHLBB”) in an amount determined based on our borrowings from the FHLBB.  At September 30, 2012, our investment in FHLBB stock totaled $8.15 million, a decrease of $485 thousand from our year end balance of $8.63 million.  We received dividend income totaling $11 thousand and $36 thousand during the three and nine months ended September 30, 2012, respectively. We received $6 thousand and $19 thousand for the three and nine months ended September 30, 2011, respectively.

Note 4: Loans and the Allowance for Credit Losses

Loans

We primarily originate residential real estate, commercial, commercial real estate, municipal obligations and installment loans to customers throughout the state of Vermont. There are no significant industry concentrations in the loan portfolio. Loans totaled $1.07 billion at September 30, 2012 and $1.03 billion at December 31, 2011.  At September 30, 2012 and December 31, 2011, total loans included $(192) thousand and $11 thousand, respectively, of net deferred loan origination fees (costs). The aggregate amount of overdrawn deposit balances classified as loan balances was $334 thousand and $399 thousand at September 30, 2012 and December 31, 2011, respectively.

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

The following table reflects our loan loss experience and activity in the allowance for credit losses for the three months ended September 30, 2012:

(In thousands)	Commercial, financial and agricultural	Municipal	Real estate- residential	Real estate- commercial	Real estate-construction	Installment	All other	Totals
Allowance for credit losses:
Beginning balance	$3,102	$410	$3,476	$4,557	$233	$21	$18	$11,817
Charge-offs	0	0	0	0	0	0	0	0
Recoveries	3	0	1	1	8	0	0	13
Provision (credit)	136	31	85	3	(10)	(2)	7	250
Ending balance	$3,241	$441	$3,562	$4,561	$231	$19	$25	$12,080

The following table reflects our loan loss experience and activity in the allowance for credit losses for the nine months ended September 30, 2012, and our loan portfolio as of September 30, 2012:

(In thousands)	Commercial, financial and agricultural	Municipal	Real estate- residential	Real estate- commercial	Real estate-construction	Installment	All other	Totals
Allowance for credit losses:
Beginning balance	$2,905	$309	$3,138	$4,484	$477	$23	$17	$11,353
Charge-offs	(9)	0	(20)	0	0	0	0	(29)
Recoveries	21	0	13	1	21	0	0	56
Provision (credit)	324	132	431	76	(267)	(4)	8	700
Ending balance	$3,241	$441	$3,562	$4,561	$231	$19	$25	$12,080
Ending balance individually
evaluated for impairment	$4	$0	$270	$60	$0	$0	$0	$334
Ending balance collectively
evaluated for impairment	3,237	441	3,292	4,501	231	19	25	11,746
Totals	$3,241	$441	$3,562	$4,561	$231	$19	$25	$12,080
Financing receivables:
Ending balance individually
evaluated for impairment	$20	$0	$2,132	$581	$0	$7	$0	$2,740
Ending balance collectively
evaluated for impairment	169,430	82,048	475,189	326,601	11,285	5,252	334	1,070,139
Totals	$169,450	$82,048	$477,321	$327,182	$11,285	$5,259	$334	$1,072,879
Components:
Allowance for loan losses	$2,795	$435	$3,472	$4,502	$196	$19	$25	$11,444
Reserve for undisbursed
lines of credit	446	6	90	59	35	0	0	636
Total allowance for credit
losses	$3,241	$441	$3,562	$4,561	$231	$19	$25	$12,080

The following table reflects our loan loss experience and activity in the allowance for credit losses for the three months ended September 30, 2011:

(In thousands)	Commercial, financial and agricultural	Municipal	Real estate- residential	Real estate- commercial	Real estate-construction	Installment	All other	Totals
Allowance for credit losses:
Beginning balance	$3,122	$115	$2,563	$4,856	$193	$25	$27	$10,901
Charge-offs	(2)	0	(14)	0	(85)	(2)	0	(103)
Recoveries	32	0	2	0	7	0	0	41
Provision (credit)	(274)	182	678	(507)	175	0	(4)	250
Ending balance	$2,878	$297	$3,229	$4,349	$290	$23	$23	$11,089

The following table reflects our loan loss experience and activity in the allowance for credit losses for the nine months ended September 30, 2011, and our loan portfolio as of September 30, 2011:

(In thousands)	Commercial, financial and agricultural	Municipal	Real estate- residential	Real estate- commercial	Real estate-construction	Installment	All other	Totals
Allowance for credit losses:
Beginning balance	$2,617	$236	$2,428	$5,143	$283	$24	$23	$10,754
Charge-offs	(79)	0	(63)	(60)	(96)	(10)	0	(308)
Recoveries	76	0	3	43	18	3	0	143
Provision (credit)	264	61	861	(777)	85	6	0	500
Ending balance	$2,878	$297	$3,229	$4,349	$290	$23	$23	$11,089
Ending balance individually
evaluated for impairment	$39	$0	$215	$0	$0	$0	$0	$254
Ending balance collectively
evaluated for impairment	2,839	297	3,014	4,349	290	23	23	10,835
Totals	$2,878	$297	$3,229	$4,349	$290	$23	$23	$11,089
Financing receivables:
Ending balance individually
evaluated for impairment	$223	$0	$2,380	$588	$0	$1	$0	$3,192
Ending balance collectively
evaluated for impairment	155,820	97,015	423,240	310,275	12,238	5,857	439	1,004,884
Totals	$156,043	$97,015	$425,620	$310,863	$12,238	$5,858	$439	$1,008,076
Components:
Allowance for loan losses	$2,448	$295	$3,131	$4,306	$254	$23	$23	$10,480
Reserve for undisbursed
lines of credit	430	2	98	43	36	0	0	609
Total allowance for credit
losses	$2,878	$297	$3,229	$4,349	$290	$23	$23	$11,089

Presented below is an aging of past due loans, including both non-accrual and restructured loans, by class as of September 30, 2012:

	30-59 Days	60-89 Days	Over 90 Days	Total Past			Greater Than 90 Days and
(In thousands)	Past Due	Past Due	Past Due	Due	Current	Total	Accruing
Commercial, financial and agricultural	$0	$150	$9	$159	$169,291	$169,450	$0
Municipal	0	0	0	0	82,048	82,048	0
Real estate-residential:
First mortgage	1	64	887	952	437,690	438,642	0
Second mortgage	8	0	726	734	37,945	38,679	0
Real estate-commercial:
Owner occupied	0	0	401	401	217,162	217,563	0
Non-owner occupied	0	0	0	0	109,619	109,619	0
Real estate-construction:
Residential	0	0	0	0	1,960	1,960	0
Commercial	0	0	0	0	9,325	9,325	0
Installment	0	0	7	7	5,252	5,259	0
Other	0	0	0	0	334	334	0
Total	$9	$214	$2,030	$2,253	$1,070,626	$1,072,879	$0

Non-accruing and restructured loans make up $2.10 million of the total past due loans in the aging table above.

Presented below is an aging of past due loans, including both non-accrual and restructured loans, by class as of December 31, 2011:

	30-59 Days	60-89 Days	Over 90 Days	Total Past			Greater Than 90 Days and
	Past Due	Past Due	Past Due	Due	Current	Total	Accruing
Commercial, financial and agricultural	$0	$40	$8	$48	$146,942	$146,990	$0
Municipal	0	0	0	0	101,705	101,705	0
Real estate-residential:
First mortgage	39	305	731	1,075	400,256	401,331	0
Second mortgage	0	0	281	281	38,206	38,487	0
Real estate-commercial:
Owner occupied	0	325	87	412	205,844	206,256	0
Non-owner occupied	0	0	0	0	107,659	107,659	0
Real estate-construction:
Residential	0	0	0	0	1,798	1,798	0
Commercial	0	0	0	0	17,195	17,195	0
Installment	0	0	0	0	5,806	5,806	0
Other	0	0	0	0	399	399	0
Total	$39	$670	$1,107	$1,816	$1,025,810	$1,027,626	$0

Non-accruing and restructured loans make up $1.60 million of the total past due loans in the aging table above.

Impaired loans by class at September 30, 2012 were as follows:

(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded
Commercial, financial and agricultural	$11	$934	$0
Real estate – residential:
First mortgage	788	1,084	0
Second mortgage	5	40	0
Real estate – commercial:
Owner occupied	324	485	0
Non-owner occupied	0	70	0
Installment	7	52	0
With related allowance recorded
Commercial, financial and agricultural	9	9	4
Real estate – residential:
First mortgage	618	635	232
Second mortgage	721	721	38
Real estate – commercial:
Owner occupied	257	257	60
Total
Commercial, financial and agricultural	20	943	4
Real estate – residential	2,132	2,480	270
Real estate – commercial	581	812	60
Installment and other	7	52	0
Total	$2,740	$4,287	$334

Impaired loans by class at September 30, 2011 were as follows:

(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded
Commercial, financial and agricultural	$168	$1,185	$0
Real estate – residential:
First mortgage	1,164	1,438	0
Second mortgage	178	178	0
Real estate – commercial:
Owner occupied	588	588	0
Non-owner occupied	0	70	0
Real estate – construction:
Commercial	0	94	0
Installment	1	22	0
With related allowance recorded
Commercial, financial and agricultural	55	55	39
Real estate – residential:
First mortgage	979	979	212
Second mortgage	59	59	3
Real estate – commercial:
Non-owner occupied	0	0	0
Total
Commercial, financial and agricultural	223	1,240	39
Real estate – residential	2,380	2,654	215
Real estate – commercial	588	658	0
Real estate – construction	0	94	0
Installment and other	1	22	0
Total	$3,192	$4,668	$254

The average recorded investment and interest income recognized on impaired loans for the three and nine months ended September 30, 2012 were as follows:

	Three months		Nine months
(In thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Commercial, financial and agricultural	$24	$0	$49	$1
Real estate – residential:
First mortgage	888	27	818	47
Second mortgage	331	7	325	34
Real estate – commercial:
Owner occupied	350	2	405	5
Non-owner occupied	0	0	0	0
Installment	2	0	1	0
With related allowance recorded
Commercial, financial and agricultural	13	0	23	0
Real estate – residential:
First mortgage	580	0	662	0
Second mortgage	481	0	194	0
Real estate – commercial:
Owner occupied	231	0	113	0
Total
Commercial, financial and agricultural	37	0	72	1
Real estate – residential	2,280	34	1,999	81
Real estate – commercial	581	2	518	5
Installment and other	2	0	1	0
Total	$2,900	$36	$2,590	$87

The average recorded investment and interest income recognized on impaired loans for the three and nine months ended September 30, 2011 were as follows:

	Three months		Nine months
(In thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Commercial, financial and agricultural	$138	$0	$170	$0
Real estate – residential:
First mortgage	1,412	3	1,257	9
Second mortgage	221	0	369	1
Real estate – commercial:
Owner occupied	510	0	486	0
Non-owner occupied	120	0	86	0
Real estate – construction:
Commercial	105	0	142	0
Installment	1	0	3	0
With related allowance recorded
Commercial, financial and agricultural	138	0	306	0
Real estate – residential:
First mortgage	997	0	751	0
Second mortgage	59	0	26	0
Real estate – commercial:
Non-owner occupied	0	0	61	0
Total
Commercial, financial and agricultural	276	0	476	0
Real estate – residential	2,689	3	2,403	10
Real estate – commercial	630	0	633	0
Real estate – construction	105	0	142	0
Installment and other	1	0	3	0
Total	$3,701	$3	$3,657	$10

Impaired loans at September 30, 2012 consisted predominantly of residential real estate loans. Impaired loans totaled $2.74 million and $2.51 million at September 30, 2012 and December 31, 2011, respectively.  At September 30, 2012, $1.60 million of the impaired loans had a specific reserve allocation of $334 thousand, and $1.14 million of the impaired loans had no specific reserve allocation. At December 31, 2011, $885 thousand of the impaired loans had a specific reserve allocation of $227 thousand, and $1.63 million of the impaired loans had no specific reserve allocation.

We recorded interest income on impaired loans of approximately $36 thousand and $87 thousand during the three and nine months ended September 30, 2012, respectively. No interest income was recorded on a cash basis during the period the loan was impaired.  We recorded interest income on impaired loans of approximately $3 thousand and $10 thousand during the three and nine months ended September 30, 2011, respectively. No interest income was recorded on a cash basis during the period the loan was impaired. The average balance of impaired loans was $2.59 million and $3.66 million during the first nine months of 2012 and the first nine months of 2011, respectively.

Nonperforming loans at September 30, 2012 and December 31, 2011 were as follows:

(In thousands)	September 30, 2012	December 31, 2011
Nonaccrual loans	$2,180	$1,953
Loans greater than 90 days and accruing	0	0
Troubled debt restructured loans (“TDRs”)	560	558
Total nonperforming loans	$2,740	$2,511

Of the total TDRs in the table above, $372  thousand at September 30, 2012 and $224 thousand at December 31, 2011 were non-accruing.  The remaining TDRs were accruing.

The loans in the table below are considered impaired under the guidance in ASC 310-10-35.  Included in the total TDRs of $560 thousand at September 30, 2012 are $290 thousand of TDRs that were restructured prior to January 1, 2012. TDRs have been individually evaluated for impairment. There were no TDRs for which the allowance for credit losses was measured under a general allowance for credit losses methodology.

Presented below is a summary of our restructurings during the three months and nine months ended September 30, 2012:

	Three months ended			Nine months ended
	Number	Pre-Modification Recorded	Post-Modification Recorded	Number	Pre-Modification Recorded	Post-Modification Recorded
(Dollars in thousands)	of Loans	Investment	Investment	of Loans	Investment	Investment
Real estate – residential:
First mortgage	0	$0	$0	3	$90	$90
Real estate - commercial:
Owner occupied	0	$0	$0	1	$180	$180

Loans in the above table were classified as TDRs because the borrowers experienced financial difficulties and the bank granted concessions in loan terms. As of September 30, 2012, five loans classified as TDR totaling $372 thousand were in nonaccrual and the remaining loans were accruing. At September 30, 2012 TDRs consisted of eight residential real estate loans and one commercial real estate loan.  All nine borrowers experienced financial difficulties that led to the restructure of their respective loans. At the time of restructure, seven were in payment default and all nine demonstrated cash flow insufficient to service their debt as well as an inability to obtain funds at market rates from other sources.  At September 30, 2012, seven of the restructured loans were performing in accordance with modified agreements, while two residential loans totaling $70 thousand were in default. These two loans were also in non-accrual status.  No TDRs paid off during the third quarter of 2012.

Presented below is a summary of our restructurings during the three months and nine months ended September 30, 2011:

	Three months ended			Nine months ended
	Number	Pre-Modification Recorded	Post-Modification Recorded	Number	Pre-Modification Recorded	Post-Modification Recorded
(Dollars in thousands)	of Loans	Investment	Investment	of Loans	Investment	Investment
Real estate – residential:
First mortgage	1	$105	$104	2	$158	$156

There was one loan restructured during the three months ended September 30, 2011.  TDRs at September 30, 2011, consisted of three residential real estate loans. One of the loans was restructured with longer terms at market rates and two were restructured with rate concessions; all were performing in accordance with modified agreements with the borrowers at September 30, 2011.  At September 30, 2011 there were no defaults on TDRs.

There were no commitments to lend additional funds to borrowers whose loans were modified in a troubled debt restructuring at September 30, 2012 or at September 30, 2011.  We had no commitments to lend additional funds to borrowers whose loans were in non-accrual status or to borrowers whose loans were 90 days past due and still accruing at September 30, 2012 or at September 30, 2011.

We recorded interest income on restructured loans of $4 thousand and $26 thousand for the three and nine months ended September 30, 2012, respectively, and $3 thousand and $7 thousand for the three and nine months ended September 30, 2011, respectively.

Our OREO balance was $0 at September 30, 2012, compared with $358 thousand at December 31, 2011 consisting of three properties plus equipment. Two properties and the equipment were sold during the third quarter of 2012. Our OREO balance was $340 at September 30, 2011.

Non-accrual loans by class as of September 30, 2012 and December 31, 2011 were as follows:

(In thousands)	September 30, 2012	December 31, 2011
Commercial, financial and agricultural	$20	$114
Real estate - residential:
First mortgage	1,026	1,146
Second mortgage	726	281
Real estate - commercial:
Owner occupied	401	412
Installment	7	0
Nonaccruing non-TDR loans	$2,180	$1,953
Nonaccruing TDR’s
Real estate – residential:
First mortgage	372	224
Total nonaccrual loans	$2,552	$2,177

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

Pass rated loans exhibit acceptable risk to the bank in terms of financial capacity to repay their loans as well as possessing acceptable alternative repayment sources, typically collateral and personal guarantees. These loans are subject to a formal annual review process; additionally, Management reviews the risk rating at the time of any late payments, overdrafts or other sign of deterioration in the interim.

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

Below is a summary of loans by credit quality indicator as of September 30, 2012:

	Unrated Residential and		Pass-	Special	Sub-
(In thousands)	Consumer	Pass	Watch	Mention	Standard	Total
Commercial, financial and agricultural	$0	148,550	17,928	501	2,471	$169,450
Municipal	0	82,048	0	0	0	82,048
Real estate – residential:
First mortgage	411,034	24,690	1,233	747	938	438,642
Second mortgage	36,784	1,195	0	0	700	38,679
Real estate – commercial:
Owner occupied	0	190,603	8,409	3,035	15,516	217,563
Non-owner occupied	0	96,554	10,101	1,480	1,484	109,619
Real estate – construction:
Residential	396	1,564	0	0	0	1,960
Commercial	593	8,205	527	0	0	9,325
Installment	5,259	0	0	0	0	5,259
All other loans	334	0	0	0	0	334
Total	$454,400	$553,409	$38,198	$5,763	$21,109	$1,072,879

Below is a summary of loans by credit quality indicator as of December 31, 2011:

	Unrated Residential and		Pass-	Special	Sub-
(In thousands)	Consumer	Pass	Watch	Mention	Standard	Total
Commercial, financial and agricultural	$2	$117,772	$28,326	$170	$720	$146,990
Municipal	0	101,705	0	0	0	101,705
Real estate – residential:
First mortgage	379,512	18,647	1,569	641	962	401,331
Second mortgage	38,020	146	0	0	321	38,487
Real estate – commercial:
Owner occupied	0	175,878	14,001	7,355	9,022	206,256
Non-owner occupied	0	95,239	8,891	1,195	2,334	107,659
Real estate – construction:
Residential	99	0	1,699	0	0	1,798
Commercial	81	15,925	573	0	616	17,195
Installment	5,806	0	0	0	0	5,806
All other loans	399	0	0	0	0	399
Total	$423,919	$525,312	$55,059	$9,361	$13,975	$1,027,626

The amount of interest which was not earned, but which would have been earned had our non-accrual and restructured loans performed in accordance with their original terms and conditions, was approximately $38 thousand and $107 thousand for the three and nine months ended September 30, 2012, and was approximately $49 thousand and $157 thousand for the three and nine months ended September 2011, respectively.

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

The following table summarizes the components of net periodic benefit costs for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2012	2011	2012	2011
Interest cost	$119	$122	$358	$366
Service cost	12	14	36	42
Expected return on Plan assets	(150)	(156)	(450)	(468)
Amortization of net loss	82	70	245	210
Net periodic benefit cost	$63	$50	$189	$150

Our minimum required contribution to the Plan for 2012 is $288 thousand. We intend to make a contribution to the Plan of at least that amount during the fourth quarter of 2012.

Our Pension Plan Investment Policy Statement sets forth the investment objectives and constraints of the Plan.  The purpose of the policy is to assist our Retirement Plan Committee in effectively supervising, monitoring and evaluating the investments of the Plan.

Note 6: Earnings Per Share

The following table presents reconciliations of the calculations of basic and diluted earnings per common share for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands except per share data)	2012	2011	2012	2011
Net income	$4,005	$4,181	$11,354	$10,911
Weighted average common shares outstanding	6,269	6,221	6,252	6,206
Dilutive effect of common stock equivalents	11	10	12	7
Weighted average common and common equivalent
shares outstanding	6,280	6,231	6,264	6,213
Basic earnings per common share	$0.64	$0.67	$1.82	$1.76
Diluted earnings per common share	$0.64	$0.67	$1.81	$1.76

Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding for the three and nine months ended September 30, 2012. For the three and nine months ended September 30, 2012, there were no anti-dilutive stock options outstanding which were not considered in the calculation of diluted earnings per share because the stock options’ exercise price was greater than the average market price during these periods.

Note 7: Stock Repurchase Program

We extended, through January 2013, our stock buyback program, originally adopted in January 2007.  Under the program we may repurchase up to 200,000 shares of our common stock on the open market from time to time, and have purchased 143,475 shares at an average price per share of $22.94 since the program’s adoption.  We did not repurchase any of our shares during 2011 or during the first nine months of 2012, and do not expect to repurchase shares in the near future.

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

We do not issue any guarantees that would require liability recognition or disclosure, other than our standby letters of credit. Standby letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party. Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit totaled approximately $4.68 million at September 30, 2012 and represent the maximum potential future payments we could be required to make. Typically, these instruments have terms of 12 months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit for on-balance sheet instruments. Our policies governing loan collateral apply to standby letters of credit at the time of credit extension. Loan-to-value ratios are generally consistent with loan-to-value requirements for other commercial loans secured by similar types of collateral. The fair value of our standby letters of credit at September 30, 2012 was insignificant.

We may enter into commitments to sell loans, which involve market and interest rate risk. There were no such commitments at September 30, 2012 or 2011.

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

Financial instruments on a recurring basis

The table below presents the balance of financial assets and liabilities at September 30, 2012 measured at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Assets
U.S. Treasury Obligations	$100	$0	$100	$0
U.S. Agency Obligations	54,233	0	54,233	0
FHLB Obligations	4,618	0	4,618	0
Agency MBSs	183,704	0	183,704	0
Agency CMBSs	5,024	0	5,024	0
Agency CMOs	273,419	0	273,419	0
Non-Agency CMOs	4,738	0	4,738	0
ABSs	421	0	421	0
Interest rate swap agreements	599	0	599	0
Total assets	$526,856	$0	$526,856	$0
Liabilities
Interest rate swap agreements	1,825	0	1,825	0
Total liabilities	$1,825	$0	$1,825	$0

The table below presents the balance of financial assets and liabilities at December 31, 2011 measured at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Assets
U.S. Treasury Obligations	$250	$0	$250	$0
U.S. Agency Obligations	90,419	0	90,419	0
FHLB Obligations	16,676	0	16,676	0
Agency MBSs	183,838	0	183,838	0
Agency CMOs	214,480	0	214,480	0
Non-Agency CMOs	4,855	0	4,855	0
ABSs	1,233	0	1,233	0
Interest rate swap agreements	207	0	207	0
Total assets	$511,958	$0	$511,958	$0
Liabilities
Interest rate swap agreements	1,613	0	1,613	0
Total liabilities	$1,613	$0	$1,613	$0

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

There were no transfers between Level 1 and Level 2 for the three or nine months ended September 30, 2012.  There were no Level 3 assets measured at fair value on a recurring basis during the three or nine months ended September 30, 2012 and 2011.

Financial instruments on a non-recurring basis

Certain assets are also measured at fair value on a non-recurring basis. The table below presents the balance of financial assets at September 30, 2012 measured at fair value on a non-recurring basis:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
OREO	$0	$0	$0	$0
Impaired loans	2,740	0	0	2,740
Total	$2,740	$0	$0	$2,740

The table below presents the balance of financial assets at December 31, 2011 measured at fair value on a non-recurring basis:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
OREO	$358	$0	$0	$358
Impaired loans	2,511	0	0	2,511
Total	$2,869	$0	$0	$2,869

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

The table below presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis at September 30, 2012:

(Dollars in thousands)	Fair value	Valuation Methodology	Unobservable Inputs	Range of Inputs
OREO	$0	Appraisal of collateral	Appraisal adjustments	0%-40%
Impaired loans	2,740	Appraisal of collateral	Appraisal adjustments	0%-40%

Changes to our assumptions about unobservable inputs will impact our estimate of fair vavelue.  Discounts to appraised values reflect the age of the appraisal and estimated costs of disposition.

GAAP requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring or non-recurring basis.

The fair values of our financial instruments as of September 30, 2012 are summarized in the table below:

	Carrying
(In thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$53,032	$53,032	$53,032	$0	$0
Securities available for sale	526,257	526,257	0	526,257	0
Securities held to maturity	443	498	0	498	0
FHLB stock	8,145	8,145	0	8,145	0
Loans, net of allowance for loan losses	1,061,435	1,086,800	0	0	1,086,800
Interest rate contract-cash flow hedge	599	599	0	599	0
Accrued interest receivable	4,577	4,577	0	4,577	0
Total assets	$1,654,488	$1,679,908	$53,032	$540,076	$1,086,800
Deposits	$1,252,963	$1,255,808	$915,146	$340,662	$0
Short-term borrowings	55,600	55,600	0	55,600	0
Securities sold under agreement to repurchase	227,996	227,996	0	227,996	0
Other long-term debt	2,503	2,532	0	2,532	0
Junior subordinated debentures issued to
unconsolidated subsidiary trust	20,619	15,741	0	15,741	0
Interest rate contract-cash flow hedge	1,825	1,825	0	1,825	0
Accrued interest payable	249	249	0	249	0
Total liabilities	$1,561,755	$1,559,751	$915,146	$644,605	$0

The fair values of our financial instruments as of December 31, 2011 are summarized in the table below:

	Carrying
(In thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$37,812	$37,812	$37,812	$0	$0
Securities available for sale	511,751	511,751	0	511,751	0
Securities held to maturity	558	624	0	624	0
FHLB stock	8,630	8,630	0	8,630	0
Loans, net of allowance for loan losses	1,017,007	1,035,131	0	0	1,035,131
Interest rate contract-cash flow hedge	207	207	0	207	0
Accrued interest receivable	5,121	5,121	0	5,121	0
Total assets	$1,581,086	$1,599,276	$37,812	$526,333	$1,035,131
Deposits	$1,177,880	$1,181,066	$829,632	$351,434	$0
Short-term borrowings	0	0	0	0	0
Securities sold under agreement to repurchase	262,527	263,062	0	263,062	0
Other long-term debt	22,562	23,594	0	23,594	0
Junior subordinated debentures issued to
unconsolidated subsidiary trust	20,619	15,268	0	15,268	0
Interest rate contract-cash flow hedge	1,613	1,613	0	1,613	0
Accrued interest payable	282	282	0	282	0
Total liabilities	$1,485,483	$1,484,885	$829,632	$655,253	$0

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

Commitments to extend credit and standby letters of credit - The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of financial standby letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties. The fair value of commitments to extend credit and standby letters of credit was approximately $47 thousand and $42 thousand as of September 30, 2012 and December 31, 2011, respectively.

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

Note 10: Derivative Financial Instruments

At September 30, 2012, we held interest rate swaps with a combined notional amount of $20 million that were designated as cash flow hedges. The swaps were used to convert the floating rate interest on our trust preferred issuance to a fixed rate of interest.  The purpose of the hedge was to protect us from the risk of variability arising from the floating rate interest on the debentures.  The effective portion of unrealized changes in the fair value of derivatives accounted for as cash flow hedges is reported in other comprehensive income and reclassified to earnings if gains or losses are realized.  Each quarter, we assess the effectiveness of the hedging relationships by comparing the changes in cash flows of the derivative hedging instruments with the changes in cash flows of the designated hedged item.  The ineffective portion of changes in the fair value of the derivatives is recognized directly in earnings.  There was no ineffective portion recognized in earnings during the third quarter of 2012 or 2011.  The fair values of the effective portion of the hedges of $(1.23) million and $(1.41) million were reflected in Other Comprehensive Income in the accompanying Consolidated Balance Sheets at September 30, 2012 and December 31, 2011, respectively.

At September 30, 2012, we had two interest rate derivative positions, with a combined notional amount of $28.88 million that were not designated as hedging instruments.  These derivative positions related to a transaction in which we entered into an interest rate swap with a customer while at the same time entering into an offsetting rate swap with another financial institution.  In connection with the transaction, we agreed to pay interest to the customer on a notional amount at a variable interest rate and receive interest from the customer on the same notional amount at a fixed interest rate.  At the same time, we agreed to pay another financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount.  The transaction allows our customers to effectively convert a variable-rate loan to a fixed-rate loan.  Because the terms of the swap with our customer and the other financial institution offset each other, with the only difference being counterparty credit risk, changes in the fair value of the underlying derivative contracts are not materially different and do not significantly impact our results of operations.  The fair value of $599 thousand and $206 thousand at September 30, 2012 and December 31, 2011, respectively, was reflected in other assets and other liabilities in the accompanying Consolidated Balance Sheets. We assessed our counterparty risk at September 30, 2012 and determined any credit risk inherent in our derivative contracts was insignificant. Information about the fair value of derivative financial instruments can be found in Footnote 9 to these Consolidated Financial Statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q that are not historical facts may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks and uncertainties. These statements, which are based on certain assumptions and describe our future plans, strategies and expectations, can generally be identified by the use of the words “may,” “will,” “should,” “could,” “would,” “plan,” “potential,” “estimate,” “project,” “believe,” “intend,” “anticipate,” “expect,” “target” and similar expressions. Forward-looking statements are based on the current assumptions and beliefs of Management and are only expectations of future results. Our actual results could differ materially from those projected in the forward-looking statements as a result of, among others, continued weakness in general, national, regional or local economic conditions which impact the performance of our investment portfolio, quality of credits or the overall demand for services; changes in loan default and charge-off rates which could affect the allowance for credit losses; declines in the equity and financial markets; reductions in deposit levels which could necessitate increased and/or higher cost borrowing to fund loans and investments; declines in mortgage loan refinancing, equity loan and line of credit activity which could reduce net interest and noninterest income; changes in the domestic interest rate environment and inflation; changes in the carrying value of investment securities and other assets; further actions by the U.S. government and Treasury Department that could have a negative impact on our investment portfolio and earnings; misalignment of our interest-bearing assets and liabilities; increases in loan repayment rates affecting interest income; changing business, banking, or regulatory conditions or policies, or new legislation affecting the financial services industry, such as the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, that could lead to changes in the competitive balance among financial institutions, restrictions on bank activities, changes in costs (including deposit insurance premiums), increased regulatory scrutiny, or changes in the secondary market for bank loan and other products; and changes in accounting rules, federal and state laws, IRS regulations, and other regulations and policies governing financial holding companies and their subsidiaries which may impact our ability to take appropriate action to protect our financial interests in certain loan situations.

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

General

All adjustments necessary for a fair presentation of our interim consolidated financial statements as of September 30, 2012, and for the three and nine months ended September 30, 2012 and 2011 have been included. The information was prepared from our unaudited financial statements and financial statements of our subsidiaries, Merchants Bank (the “Bank”) and MBVT Statutory Trust I.

Results of Operations

Overview

Net income was $4.00 million and $11.35 million for the three and nine months ended September 30, 2012, respectively, compared to $4.18 million and $10.91 million for the same periods in 2011.  The return on average assets was 0.97% and 0.92% for the three and nine months ended September 30, 2012, respectively, compared to 1.11% and 0.98% for the same periods last year, and the return on average equity was 13.95% and 13.47% for the three and nine months ended September 30, 2012, respectively, compared to 15.84% and 14.23% for the same periods in 2011.

The following were the major factors contributing to our results for the three and nine months ended September 30, 2012 compared to the same periods in 2011:

•

Our taxable equivalent net interest income was $13.15 million and $38.97 million for the three and nine months ended September 30, 2012, respectively, compared to $13.27 million and $38.39 million for the same periods in 2011, and $12.86 million for the second quarter of 2012. Our taxable equivalent net interest margin increased slightly during the third quarter of 2012 to 3.29% from 3.27% for the second quarter of this year;

•

We recorded a $250 thousand and $700 thousand provision for credit losses during the three and nine months ended September 30, 2012, respectively, compared to a provision of $250 thousand and $500 thousand for the three and nine months ended September 30, 2011, respectively;

•	We recognized a gain on the sale of one of our branch locations of $749 thousand during the third quarter of 2012;
•

We prepaid a total of  $20 million in FHLB debt during the second and third quarters of 2012, and incurred prepayment penalties of $1.36 million. We prepaid $16 million in FHLB debt during the third quarter of 2011 and incurred a prepayment penalty of $861 thousand;

•

Ending loan balances at September 30, 2012 were $1.07 billion, an increase of $45.25 million over ending loan balances at December 31, 2011.  This represents an annualized loan growth rate of 6%. Quarterly average loans for the third quarter of 2012 were unchanged from the second quarter of 2012 at $1.05 billion, and were $50.40 million higher than the fourth quarter of 2011;

•	Total deposits at September 30, 2012 were $1.25 billion compared to $1.18 billion at December 31, 2011. Growth during 2012 has been concentrated in our demand deposit and money market categories.

Net Interest Income

This discussion should be read in conjunction with the tables on the following three pages.  Our taxable equivalent net interest income was $13.15 million and $38.97 million for the three and nine months ended September 30, 2012, respectively, compared to $13.27 million and $38.39 million for the same periods in 2011, and $12.86 million for the second quarter of 2012. Our taxable equivalent net interest margin increased slightly during the third quarter of 2012 to 3.29% from 3.27% for the second quarter of this year.  This quarter-over-quarter increase in the margin is a result of FHLB prepayments discussed below, combined with a reduction in the costs associated with our customer repurchase agreements.   Year-to-date the net interest margin has decreased 26 basis points to 3.30% compared to 3.56% for the first nine months of 2011.  Our continued growth in earning assets has helped to offset margin compression and allowed us to increase net interest income for the first nine months of 2012 compared to the first nine months of 2011. Average earning assets for the first three and nine months of 2012 were $1.59 billion and $1.58 billion, respectively, an increase of $129.39 million and $135.06 million over the same periods in 2011, and an increase of $8.38 million over the second quarter of 2012.

The extended low interest rate environment continues to present a challenge as our assets reprice down at a steady rate, and new assets come on at lower rates.  Overall asset yields were 3.68% for the third quarter of 2012, compared to 3.76% for the second quarter of 2012 and 4.19% for the third quarter of last year. The average rate on our loan portfolio was 4.40% for the third quarter of 2012, an 8 basis point decrease from the second quarter of 2012, and a 39 basis point decrease from the third quarter of 2011. The average rate on our investment portfolio for the third quarter of 2012 was 2.30%, a 7 basis point decrease from the second quarter of 2012, and a 107 basis point decrease from the third quarter of 2011. These decreases were offset, in part, by decreases in the cost of our interest bearing liabilities. The average cost of interest bearing liabilities for the third quarter of 2012 was 48 basis points, a 10 basis point decrease from the second quarter of this year, and a 21 basis point decrease from the third quarter of 2011. We prepaid $10 million in long-term FHLB debt on August 30, 2012, and paid a prepayment penalty of $677 thousand.  We have prepaid a total of $20 million in long-term FHLB advances at a rate of 2.75% during 2012, incurring total prepayment penalties of $1.36 million. These prepayments will reduce our overall cost of funds going forward.

The following tables attribute changes in our net interest income (on a fully taxable equivalent basis) to changes in either average balances or average rates for the three and nine months ended September 30, 2012, compared to the three and nine months ended September 30, 2011.  Changes due to both interest rate and volume have been allocated to change due to volume and change due to rate in proportion to the relationship of the absolute dollar amounts of the change in each category:

	Three Months Ended
	September 30,		Increase	Due to
(In thousands)	2012	2011	(Decrease)	Volume	Rate
Fully taxable equivalent interest income:
Loans	$ 11,763	$ 12,170	$ (407)	$ 649	$ (1,056)
Investments	2,942	3,187	(245)	932	(1,177)
Interest earning deposits with banks and other
short-term investments	9	37	(28)	(25)	(3)
Total interest income	14,714	15,394	(680)	1,556	(2,236)
Less interest expense:
Savings, money market & NOW accounts	176	298	(122)	36	(158)
Time deposits	684	813	(129)	(31)	(98)
FHLB and other short-term borrowings	39	0	39	0	39
Securities sold under agreements to repurchase,
short-term	302	488	(186)	(25)	(161)
Securities sold under agreement to repurchase,
long-term	0	30	(30)	(15)	(15)
Other long-term debt	57	193	(136)	(120)	(16)
Junior subordinated debentures issued to
unconsolidated subsidiary trust	307	299	8	0	8
Total interest expense	1,565	2,121	(556)	(155)	(401)
Net interest income	$ 13,149	$ 13,273	$ (124)	$ 1,711	$ (1,835)

	Nine Months Ended
	September 30,		Increase	Due to
(In thousands)	2012	2011	(Decrease)	Volume	Rate
Fully taxable equivalent interest income:
Loans	$ 35,391	$ 35,226	$ 165	$ 3,354	$ (3,189)
Investments	9,005	9,717	(712)	1,523	(2,235)
Interest earning deposits with banks and other
short-term investments	29	81	(52)	(48)	(4)
Total interest income	44,425	45,024	(599)	4,829	(5,428)
Less interest expense:
Savings, money market & NOW accounts	603	914	(311)	102	(413)
Time deposits	2,145	2,529	(384)	(95)	(289)
FHLB and other short-term borrowings	77	1	76	65	12
Securities sold under agreements to repurchase,
short-term	1,377	1,541	(164)	91	(255)
Securities sold under agreement to repurchase,
long-term	0	141	(141)	(71)	(70)
Other long-term debt	350	620	(270)	(253)	(17)
Junior subordinated debentures issued to
unconsolidated subsidiary trust	903	893	10	0	10
Total interest expense	5,455	6,639	(1,184)	(161)	(1,022)
Net interest income	$ 38,970	$ 38,385	$ 585	$ 4,990	$ (4,406)

The following tables present an analysis of net interest income and illustrates interest income earned and interest expense charged for each major component of interest earning assets and interest bearing liabilities.  Yields/rates are computed on a fully taxable-equivalent basis, using a 35% rate.  Non-accrual loans are included in the average loan balance outstanding.

	Three Months Ended
	September 30, 2012			September 30, 2011
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
(In thousands, fully taxable equivalent)	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS:
Loans, including fees on loans	$ 1,064,507	$ 11,763	4.40%	$ 1,007,240	$ 12,170	4.79%
Investments	507,833	2,942	2.30%	375,065	3,187	3.37%
Interest-earning deposits with banks and other short-term investments	16,241	9	0.22%	76,887	37	0.19%
Total earning assets	1,588,581	$ 14,714	3.68%	1,459,192	$ 15,394	4.19%
Allowance for loan losses	(11,309)			(10,550)
Cash and due from banks	25,793			10,389
Bank premises and equipment, net	14,952			14,200
Other assets	31,440			29,961
Total assets	$ 1,649,457			$ 1,503,192

LIABILITIES AND SHAREHOLDERS' EQUITY:
Interest-bearing deposits:
Savings, NOW & money market accounts	$ 677,321	$ 176	0.10%	$ 600,639	$ 298	0.20%
Time deposits	341,231	684	0.80%	355,007	813	0.91%
Total interest bearing deposits	1,018,552	860	0.34%	955,646	1,111	0.46%
Short-term borrowings	60,141	39	0.26%	1,592	0	0.00%
Securities sold under agreements to repurchase, short-term	196,117	302	0.61%	207,037	488	0.94%
Securities sold under agreements to repurchase, long-term	0	0	0.00%	3,995	30	2.97%
Other long-term debt	9,032	57	2.50%	27,763	193	2.75%
Junior subordinated debentures issued to
unconsolidated subsidiary trust	20,619	307	6.01%	20,619	299	5.86%
Total borrowed funds	285,909	705	0.98%	261,006	1,010	1.54%
Total interest bearing liabilities	1,304,461	$ 1,565	0.48%	1,216,652	$ 2,121	0.69%
Noninterest bearing deposits	220,646			171,648
Other liabilities	9,466			9,341
Shareholders' equity	114,884			105,551
Total liabilities and shareholders' equity	$ 1,649,457			$ 1,503,192

Net earning assets	$ 284,120			$ 242,540

Net interest income (fully taxable equivalent)		$ 13,149			$ 13,273
Tax equivalent adjustment		(485)			(529)
Net interest income		$ 12,664			$ 12,744

Net interest rate spread			3.20%			3.50%

Net interest margin			3.29%			3.61%

	Nine Months Ended
	September 30, 2012			September 30, 2011
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
(In thousands, fully taxable equivalent)	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS:
Loans, including fees on loans	$ 1,051,886	$ 35,391	4.49%	$ 956,478	$ 35,226	4.92%
Investments	506,256	9,005	2.38%	432,034	9,717	3.01%
Interest-earning deposits with banks and other short-term investments	18,454	29	0.21%	53,020	81	0.20%
Total earning assets	1,576,596	$ 44,425	3.76%	1,441,532	$ 45,024	4.18%
Allowance for loan losses	(11,061)			(10,380)
Cash and due from banks	24,037			12,114
Bank premises and equipment, net	14,549			14,241
Other assets	32,762			31,049
Total assets	$ 1,636,883			$ 1,488,556

LIABILITIES AND SHAREHOLDERS' EQUITY:
Interest-bearing deposits:
Savings, NOW & Money Market accounts	$ 660,386	$ 603	0.12%	$ 591,575	$ 914	0.21%
Time deposits	346,347	2,145	0.83%	360,549	2,529	0.94%
Total interest bearing deposits	1,006,733	2,748	0.36%	952,124	3,443	0.49%
Short-term borrowings	39,614	77	0.26%	2,272	1	0.06%
Securities sold under agreement to repurchase, short-term	223,540	1,377	0.82%	210,708	1,541	0.98%
Securities sold under agreement to repurchase, long-term	0	0	0.00%	6,319	141	2.98%
Other long-term debt	17,420	350	2.68%	29,987	620	2.76%
Junior subordinated debentures issued to
unconsolidated subsidiary trust	20,619	903	5.93%	20,619	893	5.89%
Total borrowed funds	301,193	2,707	1.20%	269,905	3,196	1.58%
Total interest bearing liabilities	1,307,926	$ 5,455	0.56%	1,222,029	$ 6,639	0.73%
Noninterest bearing deposits	207,097			153,731
Other liabilities	9,514			10,535
Shareholders' equity	112,346			102,261
Total liabilities and shareholders' equity	$ 1,636,883			$ 1,488,556

Net earning assets	$ 268,670			$ 219,503

Net interest income (fully taxable equivalent)		$ 38,970			$ 38,385
Tax equivalent adjustment		(1,531)			(1,396)
Net interest income, GAAP		$ 37,439			$ 36,989

Net interest rate spread			3.20%			3.45%

Net interest margin			3.30%			3.56%

Provision for Credit Losses:    We recorded a $250 thousand and $700 thousand provision for credit losses during the three and nine months ended September 30, 2012, respectively, compared to a provision of $250 thousand and $500 thousand for the three and nine months ended September 30, 2011, respectively. Asset quality remained high throughout 2012 and continues to be a core strength for our company. Our continued loan growth was the primary factor for the level of the 2012 provision. Our nonperforming asset totals decreased to $2.74 million at September 30, 2012, compared to $3.52 million at June 30, 2012 and $2.87 million at December 31, 2011. There were no loans fully or partially charged-off during the third quarter of 2012, and year-to-date we have booked net recoveries of $27 thousand. Our total accruing substandard loans remain low at 1.78% of total loans. Accruing past due loans were 0.01% of total loans at September 30, 2012. All of these factors are taken into consideration during Management’s quarterly review of the allowance for credit losses. We consider the allowance for credit losses to be reasonable at September 30, 2012.  See “Credit Quality and the Allowance for Credit Losses” below for additional information on the provision, the allowance for credit losses and the allowance for loan losses.

Noninterest Income: Total noninterest income decreased $213 thousand to $3.20 million for the third quarter of 2012 compared to 2011, and increased $658 thousand for the first nine months of 2012 compared to 2011. During the third quarter of 2012, we recognized a gain on the sale of one of our branch locations of $749 thousand. Additionally, during the second quarter of 2012, we recognized a gain of $334 thousand on the sale of the mineral rights we owned on properties in Oklahoma which we acquired in a bank acquisition in 1971. We also recognized gains (losses) on investment securities  $(26) thousand and $422 thousand during the quarter and nine months ended September 30, 2012, respectively.  Excluding net gains (losses) on investment securities and the gains on the sale of the branch location and mineral rights, noninterest income decreased  $16 thousand to $2.48 million for the third quarter of 2012 compared to $2.49 million for the third quarter of 2011, and increased $200 thousand to $7.22 million for the first nine months of 2012 compared to $7.02 million for the first nine months of 2011. The change for the three and nine months ended September 30, 2012 compared to the three and nine months ended September 30, 2011 is primarily a result of increases in net debit card income and Trust division income, offset in part by decreased overdraft fee revenue.  Additionally, the timing of investments in low income housing partnerships lead to a reduction in equity in losses of real estate limited partnerships to $(370) thousand for the third quarter of 2012 from $(441) thousand for the third quarter of last year, and $(1.19) million for the first nine months of 2012, compared to $(1.32) million for the same period in 2011. Trust assets under management have continued to grow through 2012 and now total $531 million.

Noninterest Expense: Total noninterest expense decreased $596 thousand to $10.45 million for the third quarter of 2012 compared to 2011, and $165 thousand to $31.20 million for the first nine months of 2012 compared to 2011.  As mentioned previously, we prepaid $20 million in FHLB long-term debt during the second and third quarters of 2012 and incurred prepayment penalties totaling $677 thousand during the third quarter and $1.36 million during the first nine months of 2012.  We also prepaid $16 million in FHLB debt during the third quarter of 2011, and incurred a prepayment penalty of $861 thousand. Excluding the prepayment penalties, noninterest expense decreased $412 thousand for the third quarter of 2012 compared to 2011 and decreased $667 thousand for the first nine months of 2012 compared to 2011. Compensation and benefits were lower for both the quarter and nine months ended September 30, 2012.  Normal salary increases were offset by increased vacancies, a lower incentive accrual, and credits related to loan origination fees.  A change to our health insurance plan for 2012 resulted in a $193 thousand reduction in health and group insurance expense for the first nine months of 2012 compared to 2011.

Balance Sheet Analysis

Ending loan balances at September 30, 2012 were $1.07 billion, an increase of $45.25 million over ending loan balances at December 31, 2011.  This represents an annualized loan growth rate of 6%. Quarterly average loans for the third quarter of 2012 were $50.40 million higher than for the fourth quarter of 2011. Year-to-date growth in our commercial loan portfolio has been driven by new customer acquisition and expansion of existing relationships, partially offset in the third quarter of 2012 by decreased line of credit utilization.  Reduced loan demand by our municipal customers has led to a year-to-date reduction in municipal loan balances. Growth in our residential real estate loan portfolio continues to be driven by increased mortgage refinance volume due to the low interest rate environment.

The following table summarizes the components of our loan portfolio as of the dates indicated:

(In thousands)	September 30, 2012	June 30, 2012	December 31, 2011
Commercial, financial and agricultural	$ 169,450	$ 173,114	$ 146,990
Municipal loans	82,048	42,578	101,705
Real estate loans – residential	477,321	464,202	439,818
Real estate loans – commercial	327,182	329,698	313,915
Real estate loans – construction	11,285	9,875	18,993
Installment loans	5,259	5,842	5,806
All other loans	334	356	399
Total loans	$ 1,072,879	$ 1,025,665	$ 1,027,626

Total deposits at September 30, 2012 were $1.25 billion, compared to $1.18 billion at December 31, 2011.  Growth during 2012 has been concentrated in our demand deposit and money market categories. Securities sold under agreement to repurchase, which represent collateralized customer accounts, declined by $34.53 million to $228.00 million at September 30, 2012 from $262.53 million at December 31, 2011 as a result of seasonal cash flows combined with migration to other deposit products due to the low interest rate environment. Short-term borrowings were $55.60 million at September 30, 2012, compared to zero at December 31, 2011. As mentioned previously, we prepaid $20 million in long-term FHLB debt during the second and third quarters.  The rate on the borrowing was 2.75% and we paid $1.36 million in prepayment penalties as a result.

The investment portfolio is used to generate interest income, manage liquidity and mitigate interest rate sensitivity. Our investment portfolio totaled $526.70 million at September 30, 2012, a $14.39 million increase from the December 31, 2011 ending balance of $512.31 million.

We sold bonds with a book value of $22.65 million during the third quarter of 2012 for a pre-tax loss of $26 thousand.  Our investment portfolio at September 30, 2012, including both held-to-maturity and available-for-sale securities, consisted of the following:

(In thousands)	Amortized Cost	Fair Value
U.S. Treasury Obligations	$ 100	$ 100
U.S. Agency Obligations	53,392	54,233
FHLB Obligations	4,563	4,618
Agency MBSs	175,796	184,202
Agency CMBSs	5,090	5,024
Agency CMOs	270,792	273,419
Non-agency CMOs	4,749	4,738
ABSs	357	421
Total investments	$ 514,839	$ 526,755

Agency MBSs and Agency CMOs consist of pools of residential mortgages which are guaranteed by FNMA, FHLMC, or GNMA with various origination dates and maturities.  Non-Agency CMOs and ABSs are tracked individually with updates on the performance of the underlying collateral provided at least quarterly.

Our investment portfolio consists almost entirely of U.S. Treasury and Agency obligations, or Agency-guaranteed mortgage securities.  We have two non-agency CMOs with a current cost basis of $4.75 million.  Management, with the help of outside experts, has performed impairment analyses on these bonds.

One of the non-Agency CMOs, with a cost basis of $3.15 million and a fair value of $3.13 million at September 30, 2012, is rated BBB by Fitch and Ba3 by Moody’s.  Delinquencies have been fairly low and prepayments on the bond have led to increased credit support.  We own a senior tranche in this bond. Although losses are expected in the bond overall, our position in the structure of the bond is expected to protect us from realizing losses. The second bond has a cost basis of $1.60 million and a fair value of $1.61 million.  This bond is rated CCC by Fitch and S&P. We own a super senior tranche in this bond. Although losses are expected in the bond overall, our super senior position in the structure is expected to protect us from realizing a material loss.

As a member of the FHLB system, we are required to invest in stock of the FHLB of Boston (the “FHLBB”) in an amount determined based on our borrowings from the FHLBB.  At September 30, 2012, our investment in FHLBB stock totaled $8.15 million, a decrease of $485 thousand from our year-end balance of $8.63 million.  We received dividend income totaling $11 thousand and $36 thousand during the three and nine months ended September 30, 2012, respectively.

We do not intend to sell the investment securities that are in an unrealized loss position, and it is unlikely that we will be required to sell the investment securities before recovery of their amortized cost bases, which may be maturity.

In the ordinary course of business, we make commitments for possible future extensions of credit. At September 30, 2012, we were obligated to fund $4.68 million of standby letters of credit. No losses are anticipated in connection with these commitments.

Income Taxes

Our effective tax rate for the three and nine months ended September 30, 2012 was 22% and 20%, respectively, compared to 14% and 17% for the three and nine months ended September 30, 2011, respectively.  Our income tax provisions for these periods were less than the expense that would result from applying the federal statutory rate of 35% to income before income taxes principally because of the impact of federal affordable housing tax credits, historic rehabilitation credits and qualified school construction bond credits combined with tax exempt interest income on certain loans.  Taxes for 2011 were positively impacted by the purchase of large historic rehabilitation credits that were available in 2011.  Absent those credits, our effective tax rate for 2011 would have been approximately 20%.

Liquidity and Capital Resources

Our liquidity is monitored by the Asset and Liability Committee (“ALCO”) of our Bank’s Board of Directors, based upon our Bank’s policies. As of September 30, 2012, we could borrow up to $41 million in overnight funds, of which $36 million consists of unsecured borrowing lines established with correspondent banks. The balance of $5 million is in the form of an overnight line of credit with the FHLBB. FHLBB borrowings are secured by residential mortgage loans. The total amount of loans pledged to the FHLBB for both short- and long-term borrowing arrangements totaled $330.49 million at September 30, 2012. We have additional borrowing capacity with the FHLBB of $179.33 million as of September 30, 2012.  Additionally, we have established a borrowing facility with the FRB which will enable us to borrow at the discount window.

We also have the ability to borrow through the use of repurchase agreements, collateralized by Agency MBSs and Agency CMOs, with certain approved counterparties. The carrying value of the securities sold under repurchase agreements was $269.77 million and the market value was $276.56 million at September 30, 2012. We maintain effective control over the securities underlying the agreements. Our investment portfolio, which is managed by the ALCO, has a book value of $526.70 million at September 30, 2012, of which $305.57 million was pledged.  The portfolio is a reliable source of cash flow for us. We closely monitor our short-term cash position.  Any excess funds are either left on deposit at the FRB, or are in a fully insured account with one of our correspondent banks.

Of the $55.60 million in short-term borrowings, there was $39.60 million in outstanding FHLBB balances at September 30, 2012. These FHLBB short-term borrowings mature in less than 30 days.

The following table provides certain information regarding other short-term borrowed funds for the three and nine months ended September 30, 2012:

(In thousands)	Three Months Ended September 30, 2012	Nine months Ended September 30, 2012
FHLBB and other short-term borrowings
Amount outstanding at end of period	$ 55,600	$ 55,600
Maximum during the period amount outstanding	97,000	97,000
Average amount outstanding	60,141	39,614
Weighted average rate during the period	0.26%	0.26%
Weighted average rate at period end	0.25%	0.25%
Securities sold under agreement to repurchase, short-term
Amount outstanding at end of period	$ 227,996	$ 227,996
Maximum during the period amount outstanding	239,379	262,970
Average amount outstanding	196,117	223,540
Weighted average rate during the period	0.62%	0.81%
Weighted average rate at period end	0.51%	0.51%

We extended, through January 2013, our stock buyback program, originally adopted in January 2007.  Under the program, we may repurchase up to 200,000 shares of our common stock on the open market from time to time, and have purchased 143,475 shares at an average price per share of $22.94 since the program’s adoption.  We did not repurchase any of our shares during 2011 or the first nine months of 2012, and we do not expect to repurchase shares in the near future.

As of September 30, 2012, we exceeded all current applicable regulatory capital requirements. We continue to be considered well capitalized under current applicable regulations.  Our tangible equity ratio at September 30, 2012 was 7.00%, compared to 6.80% at December 31, 2011. Because we have no intangible assets, our tangible equity is the same as our book equity. The following table represents our actual capital ratios and capital adequacy requirements as of September 30, 2012.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Merchants Bancshares, Inc.
Tier 1 leverage capital	$ 133,659	8.10%	$ 65,978	4.00%	N/A	N/A
Tier 1 risk-based capital	133,659	14.62%	36,576	4.00%	N/A	N/A
Total risk-based capital	144,791	15.83%	73,152	8.00%	N/A	N/A
Tangible capital	118,029	7.00%	N/A	N/A	N/A	N/A
Merchants Bank
Tier 1 leverage capital	$ 129,767	7.85%	$ 66,155	4.00%	$ 82,694	5.00%
Tier 1 risk-based capital	129,767	14.10%	36,812	4.00%	55,218	6.00%
Total risk-based capital	140,970	15.32%	73,624	8.00%	92,029	10.00%
Tangible capital	134,934	7.99%	N/A	N/A	N/A	N/A
•	Capital for Merchants Bancshares, Inc. includes $20 million in trust preferred securities issued in December 2004. These hybrid securities qualify as regulatory capital up to certain limits.

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

The following table summarizes our nonperforming assets at the dates indicated:

(In thousands)	September 30, 2012	June 30, 2012	December 31, 2011	September 30, 2011
Non-accrual loans	$ 2,180	$ 2,559	$ 1,953	$ 2,687
Loans past due 90 days or more and still accruing interest	0	0	0	0
Troubled debt restructuring	560	571	558	505
Total nonperforming loans (“NPL”)	2,740	3,130	2,511	3,192
OREO	0	386	358	340
Total nonperforming assets (“NPA”)	$ 2,740	$ 3,516	$ 2,869	$ 3,532

Nonperforming assets at September 30, 2012 totaled $2.74 million, a decrease of $129 thousand from balances at December 31, 2011.   There were no loans past due 90 days and still accruing at September 30, 2012.   Of the total $2.74 million in nonperforming loans above, $2.13 million are residential mortgages, compared to $1.99 million at December 31, 2011.  The increase in nonperforming residential real estate loans is the result of the transfer of a $1.0 million residential relationship to nonaccrual during the quarter, which offset the declines in this category resulting from the resolution of several loans.  Our residential first lien mortgage portfolio consists of traditional mortgages which are underwritten using loan-to-value and debt-to-income thresholds.  We believe that additional loss exposure on current non-accruing loans is mitigated by a combination of collateral and, where needed, an appropriate reserve allocation.

TDRs consist of eight residential real estate loans and one commercial real estate loan at September 30, 2012. All nine borrowers experienced financial difficulties that led to the restructure of their respective loans. At the time of restructure, seven were in payment default and all nine demonstrated cash flow insufficient to service their debt as well as an inability to obtain funds at market rates from other sources.  As of September 30, 2012, seven of the restructured loans were performing in accordance with modified agreements, while two loans totaling $70 thousand were in default and in non-accrual.  There were no commitments to lend additional funds to borrowers whose loans have been modified in a troubled debt restructuring at September 30, 2012. We had no commitments to lend additional funds to borrowers whose loans were in non-accrual status or to borrowers whose loans were 90 days past due and still accruing.

Our OREO balance at September 30, 2012 was zero, compared with $358 thousand at December 31, 2011 and $340 thousand at September 30, 2011.  Properties that were in OREO at June 30, 2012 were sold during the third quarter.

Excluded from the non-accrual balances discussed above are our loans that are 30 to 89 days past due, which are not necessarily considered classified or impaired. Accruing loans 30 to 89 days past due as a percentage of total loans as of the periods indicated are presented in the following table:

Quarter Ended:	30-89 Days
September 30, 2012	0.01%
June 30, 2012	0.00%
December 31, 2011	0.02%
September 30, 2011	0.06%

Our residential mortgage loan portfolio continues to perform well, even under the currently stressed economic conditions. Residential loans 30 to 89 days past due at September 30, 2012 totaled $73 thousand.

Our policy is to classify a loan 90 days or more past due with respect to principal or interest, as well as any loan where Management does not believe it will collect all principal and interest in accordance with contractual terms, as a non-accruing loan, unless the ultimate collectability of principal and interest is assured.  Income accruals are suspended on all non-accruing loans, and all previously accrued and uncollected interest is charged against current income.  A loan remains in non-accruing status until the factors which suggest doubtful collectability no longer exist, the loan is liquidated, or the loan is determined to be uncollectible, and is charged off against the allowance for loan losses.  In those cases where a non-accruing loan is secured by real estate typically initiate foreclosure or replevin proceedings.  The result of such action will either be to cause repayment of the loan with the proceeds of a public sale or to give us possession of the collateral in order to manage a future resale of the asset.  Repossessed property is recorded at the lower of its cost or estimated fair value, less any estimated costs to sell.  Any cost in excess of the estimated fair value on the transfer date is charged to the allowance for loan losses, while further declines in market values are recorded as OREO expense. Impaired loans, which primarily consist of non-accruing residential mortgage and commercial real estate loans, totaled $2.74 million at September 30, 2012 and $2.51 million at December 31, 2011 and are included as nonperforming loans in the table above.  At September 30, 2012, $1.60 million of impaired loans had specific reserve allocations totaling $334 thousand.

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

Substandard accruing loans totaled $19.10 million at September 30, 2012, an increase of $6.70 million since December 31, 2011.  The increase since December 31, 2011 consists of borrowers in a number of industries with no relationship totaling more than $3 million. Of the total substandard accruing loans, $2.05 million are subject to federal loan guarantees. The listing of substandard accruing borrowers at September 30, 2012 includes borrowers operating in a variety of different industries and locations. Three borrowers represent 36% of performing classified loans.  Loans identified as substandard have well-defined weaknesses that, if not addressed, could result in a loss to the Bank.  These accruing substandard loans have generally continued to pay promptly and Management conducts regularly scheduled comprehensive reviews of the borrowers’ financial condition, payment performance, accrual status and collateral.  These reviews also ensure that these troubled accounts are properly administered with a focus on loss mitigation and that any potential loss exposures are appropriately quantified, and reserved for. The findings of this review process are a key component in assessing the adequacy of our Allowance for Loan Losses.

Concentrations by collateral exposure are also monitored as part of our risk management process. The composition of substandard accruing loans at September 30, 2012 consists of $13.67 million in loans secured by owner occupied commercial real estate, of which $1.79 million is subject to federal loan guarantees; and $1.48 million in commercial investment real estate, of which none is government guaranteed.  The balance consists of $2.45 million in loans to commercial borrowers, of which $254 thousand is government guaranteed; $1.26 million in loans secured by multi-family residential properties and $231 thousand in residential and home equity loans.

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

The following table summarizes year to date activity in our Allowance for Credit Losses through the dates indicated:

(In thousands)	September 30, 2012	June 30, 2012	December 31, 2011	September 30, 2011
Balance, beginning of year	$ 11,353	$ 11,353	$ 10,754	$ 10,754
Charge-offs:
Commercial, financial and agricultural	(9)	(9)	(80)	(79)
Real estate – residential	(20)	(20)	(83)	(63)
Real estate – commercial	0	0	(60)	(60)
Real estate – construction	0	0	(96)	(96)
Installment	0	0	(10)	(10)
Total charge-offs	(29)	(29)	(329)	(308)
Recoveries:
Commercial, financial and agricultural	21	18	101	76
Real estate – residential	13	11	4	3
Real estate – commercial	1	1	44	43
Real estate – construction	21	13	25	18
Installment	0	0	4	3
Total recoveries	56	43	178	143
Net (charge-offs) recoveries	27	14	(151)	(165)
Provision for credit losses	700	450	750	500
Balance end of period	$ 12,080	$ 11,817	$ 11,353	$ 11,089
Components:
Allowance for loan losses	$ 11,444	$ 11,203	$ 10,619	$ 10,480
Reserve for undisbursed lines of credit	636	614	734	609
Allowance for credit losses	$ 12,080	$ 11,817	$ 11,353	$ 11,089

We recorded a provision for credit losses of $250 thousand and $700 thousand during the three and nine months ended September 30, 2012, respectively. We recorded a provision of $250 thousand and $500 thousand during the three and nine months ended September 30, 2011, respectively.

The following table reflects our nonperforming asset and coverage ratios as of the dates indicated:

	September 30, 2012	June 30, 2012	December 31, 2011	September 30, 2011
NPL to total loans	0.26%	0.31%	0.24%	0.32%
NPA to total assets	0.16%	0.22%	0.18%	0.23%
Allowance for loan losses to total loans	1.07%	1.09%	1.03%	1.04%
Allowance for loan losses to NPL	418%	358%	423%	328%

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

Market Risk – Interest Rate Risk

Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates or prices such as interest rates, foreign currency exchange rates, commodity prices, and equity prices. Our primary market risk exposure is interest rate risk. An important component of our asset and liability management process is the ongoing monitoring and management of this risk, which is governed by established policies that are reviewed and approved annually by our Bank’s Board of Directors. Our investment policy details the types of securities that may be purchased, and establishes portfolio limits and maturity limits for the various sectors. Our investment policy also establishes specific investment quality limits. Our Bank’s Board of Directors has established a Board-level Asset and Liability Committee, which delegates responsibility for carrying out the asset/liability management policies to the Management-level Asset and Liability Committee (“ALCO”). The ALCO, chaired by the Chief Financial Officer and composed of members of senior management, develops guidelines and strategies impacting our asset and liability management-related activities based upon estimated market risk sensitivity, policy limits and overall market interest rate levels and trends. The ALCO manages the investment portfolio. Our goal is to maximize net interest income while mitigating market and interest rate risk.  We accomplish this through careful monitoring of the overall duration and average life of the portfolio, thorough analysis of securities we are considering for purchase, monitoring of individual securities, occasional repositioning of the investment portfolio, as well as selective sales of specific securities.

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

The ALCO is responsible for ensuring that our Bank’s Board of Directors receives accurate information regarding our interest rate risk position at least quarterly. The ALCO uses an outside consultant to perform rate shocks of our balance sheet, and to perform a variety of other analyses. The ALCO consultant meets with the Board and Management-level ALCOs on a quarterly basis. During these meetings, the ALCO consultant reviews our current position and discusses future strategies, as well as reviewing the result of rate shocks of our balance sheet and a variety of other analyses. The consultant’s most recent review was as of September 30, 2012. The consultant ran a base simulation assuming no changes in rates as well as a 200 basis point rising and, because rates are quite low, a 100 basis point falling interest rate scenario which assumes a parallel and pro rata shift of the yield curve over a one-year period, and no growth assumptions.  Additionally, the consultant ran a 400 basis point rising simulation which assumed a parallel shift of the

curve over 24 months, and a 500 basis point rising simulation which assumed the curve flattened over a 24 month time frame.   A summary of the results is as follows:

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

Rising Rates:  Higher rates are better for us under all scenarios as our low cost deposits are worth more to us when they can be invested at higher rates. In the up 200 basis points scenario, net interest income is projected to move up quickly as asset yields reprice up more quickly than funding costs and asset cash flows are reinvested at higher rates. A more pronounced rising rate scenario is projected to trend slightly lower than the up 200 basis points scenario over the first three years due to additional pricing pressure on deposit rates, but eventually moves higher.   If the rates remain at current low levels for another two years, the benefit of rising rates is muted because the starting point for asset yields will be much lower.

The change in net interest income for the next twelve months from our expected or “most likely” forecast at the September 30, 2012 review is shown in the following table. The degree to which this exposure materializes will depend, in part, on our ability to manage deposit rates as interest rates rise or fall.

Rate Change	Percent Change in Net Interest Income
Up 200 basis points	3.25%
Down 100 basis points	(1.27)%

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

The most significant ongoing factor affecting market risk exposure of net interest income during the second quarter of 2012 was the sustained low interest rate environment   Interest rates plummeted during 2008 and have remained low as the global economy slowed at unprecedented levels, unemployment levels soared, delinquencies on all types of loans increased along with decreased consumer confidence and dramatic declines in housing prices. Net interest income exposure is also significantly affected by the shape and level of the U.S. Government securities and interest rate swap yield curves, and changes in the size and composition of the loan, investment and deposit portfolios.  Interest rates have decreased further during 2012.  The ten-year Treasury decreased 24 basis points to 1.65% during the first nine months of 2012. The average two-year Treasury for 2012 is approximately 0.28% and ended the quarter at 0.23%.

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

Item 4.  Controls and Procedures

Our principal executive officer, principal financial officer, and other members of our senior management have evaluated our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, our principal executive officer and principal financial officer have concluded that the disclosure controls and procedures effectively ensure that information required to be disclosed in our filings and submissions with the SEC under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management (including the principal executive officer and principal financial officer), and is recorded, processed, summarized and reported within the time periods specified by the SEC. In addition, we have reviewed our internal control over financial reporting and there have been no changes in our internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

101**     The following materials from Merchants Bancshares, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 formatted in XBRL:  (i) Consolidated Balance Sheets at September 30, 2012 and December 31, 2011; (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2012 and 2011; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2012 and 2011; (iv) Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2012 and 2011; and (v) Notes to Interim Unaudited Consolidated Financial Statements.

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

November 5, 2012

Date