Form 10-K
period 2012-12-31
MERCHANTS BANCSHARES INC
filed 2013-03-06
CIK 726517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.[   ] Yes    [X] No

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

The aggregate market value of the registrant’s common stock held by non-affiliates was $137,931,129 as computed using the per share price, as reported on the NASDAQ, as of market close on June 30, 2012.

As of February 26, 2013, there were 6,289,748 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement to Shareholders for the Registrants Annual Meeting of Shareholders to be held in May 7, 2013 are incorporated herein by reference to Part III.

MERCHANTS BANCSHARES, INC. AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2012

TABLE OF CONTENTS

PART I		Page Reference
Item 1	Business	4
Item 1A	Risk Factors	12
Item 1B	Unresolved Staff Comments	16
Item 2	Properties	16
Item 3	Legal Proceedings	16
Item 4	Mine Safety Disclosure	16

PART II
Item 5	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	17
Item 6	Selected Financial Data	20
Item 7	Management's Discussion and Analysis of Financial Condition and Results of Operations	21
Item 7A	Quantitative and Qualitative Disclosures about Market Risk	37
Item 8	Financial Statements and Supplementary Data	41
Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	84
Item 9A	Controls and Procedures	84
Item 9B	Other Information	84

PART III*
Item 10	Directors, Executive Officers and Corporate Governance	84
Item 11	Executive Compensation	84
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	84
Item 13	Certain Relationships and Related Transactions, and Director Independence	84
Item 14	Principal Accountant Fees and Services	84

PART IV
Item 15	Exhibits and Financial Statement Schedules	84
Signatures	Signatures	87

* The information required by Part III is incorporated herein by reference from Merchants’ Proxy Statement for the Annual Meeting of Shareholders to be held on May 7, 2013.

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

Forward-looking statements are based on the current assumptions and beliefs of Management and are only expectations of future results. Our actual results could differ materially from those projected in the forward-looking statements as a result of, among other factors, adverse conditions in the capital and debt markets; changes in interest rates; competitive pressures from other financial institutions; the effects of continuing deterioration in general economic conditions on a national basis or in the local markets in which we operate, including changes which adversely affect borrowers’ ability to service and repay our loans; changes in the value of securities and other assets; changes in loan default and charge-off rates; the adequacy of loan loss reserves; reductions in deposit levels necessitating increased borrowing to fund loans and investments; changes in government regulation; and changes in assumptions used in making such forward-looking statements, as well as the other risks and uncertainties detailed in Item 1A. “Risk Factors,” beginning on page 12 of this Annual Report on Form 10-K. Forward-looking statements speak only as of the date on which they are made. We do not undertake any obligation to update any forward-looking statement to reflect circumstances or events that occur after the date the forward-looking statements are made.

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

In several places net interest income is presented on a fully taxable equivalent basis. Specifically included in interest income is tax-exempt interest income from certain tax-exempt loans. An amount equal to the tax benefit derived from this tax exempt income is added back to the interest income total, to produce net interest income on a fully taxable equivalent basis. We believe the disclosure of taxable equivalent net interest income information improves the clarity of financial analysis, and is particularly useful to investors in understanding and evaluating the changes and trends in our results of operations. Other financial institutions commonly present net interest income on a taxable equivalent basis. This adjustment is considered helpful in the comparison of one financial institution’s net interest income to that of another, as each will have a different proportion of taxable exempt interest from its earning assets. Moreover, net interest income is a component of a second financial measure commonly used by financial institutions, net interest margin, which is the ratio of net interest income to average earning assets. For purposes of this measure as well, other financial institutions generally use taxable equivalent net interest income to provide a better basis of comparison from institution to institution. We follow these practices. A reconciliation of taxable equivalent financial information to our consolidated financial statements prepared in accordance with GAAP appears at the bottom of the table entitled “Distribution of Assets, Liabilities and Shareholders Equity; Interest Rates and Net Interest Margin.” A 35.0% tax rate was used in both 2012 and 2011.

PART I

ITEM 1 - BUSINESS

OVERVIEW

Merchants Bancshares, Inc. (“Merchants”) is a bank holding company originally organized under Vermont law in 1983 (and subsequently reincorporated in Delaware in 1987) for the purposes of owning all of the outstanding capital stock of Merchants Bank. Merchants Bank, which is Merchants’ primary subsidiary, is a Vermont commercial bank with 33 full-service banking offices located throughout the state of Vermont.

Merchants Bank was organized in 1849 and as of December 31, 2012, is the sole remaining statewide commercial banking operation in Vermont, with deposits totaling $1.27 billion, gross loans of $1.08 billion, and total assets of $1.71 billion.  As used herein, “Merchants,” “we,” “us,” “our” shall mean Merchants Bancshares, Inc. and our subsidiaries unless otherwise noted or the context otherwise requires.

Our Trust division offers investment management, financial planning and trustee services.  As of December 31, 2012, this division had fiduciary responsibility for assets having a market value in excess of $555 million, of which more than $500 million constituted managed assets.

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

EMPLOYEES

As of December 31, 2012, we employed 288 full-time and 34 part-time employees, representing a combined full-time equivalent complement of 306 employees.

We maintain comprehensive employee benefits programs for employees, which provide major medical insurance, hospitalization, dental insurance, long-term and short-term disability insurance, life insurance and a 401(k) Plan. We believe that relations with our employees are good.

COMPETITION

Presently, there are 14 independent banks and two independent trust companies headquartered in the State of Vermont.  In addition, there are nine regional or national banks that have operations in Vermont.  Merchants Bank remains the only independent statewide bank headquartered in the State of Vermont.  Of the companies headquartered outside Vermont, seven are located in either Connecticut, Massachusetts, New Hampshire, New York or Ohio. Two other banking companies are owned by a parent headquartered outside of the United States (one in Canada and one in the United Kingdom). Based upon the FDIC deposit market share data report for June 30, 2012, Merchants has 10.67% of the Vermont bank deposit market.

We compete in Vermont for deposit and loan business not only with other commercial and savings banks, and savings and loan associations, but also with credit unions, and other non-bank financial providers. As of December 31, 2012, the most recently available information, there were more than 26 state- or federally-chartered credit unions operating in Vermont.  As a bank holding company and state-chartered commercial bank, we are subject to extensive regulation and supervision, including, in many cases, regulation that limits the type and scope of our activities. The non-bank financial service providers that compete with us may be subject to less restrictive regulation and supervision. Competition from nationally-chartered banks, local institutions, and credit unions continues to be active.

Prior to 2010, there were a number of new banking offices opened in Vermont by existing banks or new market entrants. There was one new full service banking office opened in Vermont during 2011 and none opened during 2012.  This makes it imperative to have competitive products and exceptional service levels in order to compete effectively.  The Vermont marketplace is relatively saturated as there are 20% fewer households and businesses per branch versus the U.S. average.

Prior to 2006, there was a significant increase in new lenders licensed to do business in Vermont.  These companies offered business, home mortgage and consumer finance loans.  From December 31, 2006 to December 31, 2011, the number of licensed lenders declined from 626 to 410. The decline in licensed lenders benefitted us positively in the commercial loan and home mortgage business.

The fact that we are a locally-managed, independent bank has, we believe, contributed significantly to the growth in average loans and deposits between 2006 and 2012. Customers have cited the local management and decision-making as important considerations when choosing a bank, and the sale of several independent Vermont-based financial institutions since 2007 has narrowed the base of independent Vermont-based financial institutions that such customers may favor.

From a retail product standpoint, we have seen a significant change in the competitive landscape in the past few years. Federal legislation enacted during 2010, coupled with the extended period of low absolute interest rates, has prompted many banks to evaluate their transaction account structures and make changes to their product offerings.  We reviewed and changed our business product line-up and fee structure in 2012 and will review alternative retail account structures during 2013. Any changes will take into account competitive products available in the market.

No material part of our business is dependent upon one, or a few, customers, or upon a particular industry segment, the loss of which would have a material adverse impact on our operations.

REGULATION AND SUPERVISION

General

As a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the “BHCA”), we are subject to regulation and supervision by the Board of Governors of the Federal Reserve System (the “FRB”). As a state-chartered commercial bank, Merchants Bank is subject to regulation and supervision by the Federal Deposit Insurance Corporation (the “FDIC”) and by the Commissioner of the Department of Financial Regulation of the State of Vermont (the “Commissioner”). To the extent that the following information describes statutory or regulatory provisions, it is qualified in its entirety by reference to those particular statutory provisions. Any change in applicable law or regulation may have a material effect on our business and prospects. The following discussion of certain of the material elements of the regulatory framework applicable to banks and bank holding companies is not intended to be complete.

Financial Regulatory Reform Legislation

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) comprehensively reformed the regulation of financial institutions, products and services. Among other things, the Dodd-Frank Act:

•	granted the FRB increased supervisory authority and codified the source of strength doctrine, as discussed in more detail in “—Source of Strength” below;
•	provided for new capital standards applicable to us, as discussed in more detail in “—Capital Adequacy and Safety and Soundness—Regulatory Capital Requirements” below;
•	modified deposit insurance coverage, as discussed in “—Capital Adequacy and Safety and Soundness—Deposit Insurance” below;
•

barred banking organizations, such as ourselves, from engaging in proprietary trading and from sponsoring and investing in hedge funds and private equity funds, except as permitted under certain limited circumstances, as discussed in “—Bank Holding Company Regulation” below;

•	established new corporate governance and proxy disclosure requirements, as discussed in “—Corporate Governance and Executive Compensation” below;
•	established the Bureau of Consumer Financial Protection (the “CFPB”), as discussed in “—Consumer Protection Regulation” below;
•	established new minimum mortgage underwriting standards for residential mortgages, as discussed in “—Mortgage Reform” below;
•	permited the payment of interest on business demand deposit accounts;
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

Bank Holding Company Regulation

Unless a bank holding company becomes a financial holding company under the Gramm-Leach-Bliley Act (the “GLBA”) as discussed below, the BHCA prohibits (with the exceptions noted below in this paragraph) a bank holding company from acquiring a direct or indirect interest in or control of more than 5% of the voting shares of any company that is not a bank or a bank holding company. In addition, the BHCA prohibits engaging directly or indirectly in activities other than those of banking, managing or controlling banks or furnishing services to its subsidiary banks. However, a bank holding company may engage in and may own shares of companies engaged in certain activities that the FRB determines to be so closely related to banking or managing and controlling banks as to be a proper incident thereto. In making such determinations, the FRB is required to weigh the expected benefit to the public, including such factors as greater convenience, increased competition or gains in efficiency, against the possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interests or unsafe or unsound banking practices.

Under the GLBA, financial holding companies are permitted to offer their customers virtually any type of  service that is financial in nature or incidental thereto, including banking, securities underwriting, insurance (both underwriting and agency), and merchant banking. Under the Dodd-Frank Act, however, a bank holding company and its affiliates are prohibited from engaging in proprietary trading and from sponsoring and investing in hedge funds and private equity funds, except as permitted under certain limited circumstances. In order to engage in financial activities under the GLBA, a bank holding company must qualify and register with the FRB as a  “financial holding company” by demonstrating that each of its bank subsidiaries is “well capitalized”, “well managed,” and has at least a “satisfactory” rating under the Community Reinvestment Act of 1977 (“CRA”). Although we believe that we meet the qualifications to become a financial holding company under the GLBA, we have not elected “financial holding company” status, but rather to retain our pre-GLBA bank holding company regulatory status for the present time. This means that we can engage in those activities which are closely related to banking. We are required by the BHCA to file an annual report and additional reports required with the FRB. The FRB also inspects us periodically.

The BHCA requires every bank holding company to obtain the prior approval of the FRB before acquiring substantially all of the assets of any bank, or ownership or control of any voting shares of a bank, if, after such acquisition, the bank holding company would own or control, directly or indirectly, more than five percent of the voting shares of such bank. Additionally, as a bank holding company, we are prohibited from acquiring ownership or control of five percent or more of any class of voting securities of any company that is not a bank, or from engaging in activities other than banking or controlling banks except where the FRB has determined that such activities are so closely related to banking as to be a “proper incident thereto.”

Source of Strength

Under the Dodd-Frank Act, we are required to serve as a source of financial strength for Merchants Bank in the event of the financial distress of Merchants Bank. This provision codifies the longstanding policy of the FRB. In addition, any capital loans by a bank holding company to any of its bank subsidiaries are subordinate to the payment of deposits and to certain other indebtedness. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a bank subsidiary will be assumed by the bankruptcy trustee and entitled to a priority of payment.

Certain Transactions by Bank Holding Companies with their Affiliates

There are various statutory restrictions on the extent to which bank holding companies and their non-bank subsidiaries may borrow, obtain credit from or otherwise engage in “covered transactions” with their insured depository institution subsidiaries. The Dodd-Frank Act amended the definition of affiliate to include an investment fund for which the depository institution or one of its affiliates is an investment adviser. An insured depository institution (and its subsidiaries) may not lend money to, or engage in covered transactions with, its non-depository institution affiliates if the aggregate amount of covered transactions outstanding involving the bank, plus the proposed transaction exceeds the following limits: (i) in the case of any one such affiliate, the aggregate amount of covered transactions of the insured depository institution and its subsidiaries cannot exceed 10% of the capital stock and surplus of the insured depository institution; and (ii) in the case of all affiliates, the aggregate amount of covered transactions of the insured depository institution and its subsidiaries cannot exceed 20% of the capital stock and surplus of the insured depository institution. For this purpose, “covered transactions” are defined by statute to include a loan or extension of credit to an affiliate, a purchase of or investment in securities issued by an affiliate, a purchase of assets from an affiliate unless exempted by the FRB, the acceptance of securities issued by an affiliate as collateral for a loan or extension of credit to any person or company, the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate, securities borrowing or lending transactions with an affiliate that creates a credit exposure to such affiliate, or a derivatives transaction with an affiliate that creates a credit exposure to such affiliate. Covered transactions are also subject to certain collateral security requirements. Covered transactions as well as other types of transactions between a bank and a bank holding company must be on market terms and not otherwise unduly favorable to the holding company or an affiliate of the holding company. Moreover, Section 106 of the BHCA provides that, to further competition, a bank holding company and its subsidiaries are prohibited from engaging in certain tying arrangements in connection with any extension of credit, lease or sale of property of any kind, or furnishing of any service.

Regulation of Merchants Bank

As an FDIC-insured state-chartered bank, Merchants Bank is subject to the supervision of and regulation by the Commissioner and the FDIC. This supervision and regulation is for the protection of depositors, the Deposit Insurance Fund (“DIF”) of the FDIC, and consumers, and is not for the protection of Merchants’ shareholders. The prior approval of the FDIC and the Commissioner is required, among other things, for Merchants Bank to establish or relocate an additional branch office, assume deposits, or engage in any merger, consolidation, purchase or sale of all or substantially all of the assets of any bank. Under the Dodd-Frank Act, the FRB may directly examine the subsidiaries of Merchants, including Merchants Bank.

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

The FRB risk-based guidelines define a three-tier capital framework. Tier 1 capital for bank holding companies generally consists of the sum of common stockholders’ equity, perpetual preferred stock and trust preferred securities (both subject to certain limitations and, in the case of the latter, to specific limitations on the kind and amount of such securities which may be included as Tier 1 capital and certain additional restrictions described below), and minority interests in the equity accounts of consolidated subsidiaries, less goodwill and other non-qualifying intangible assets. Pursuant to the Dodd-Frank Act, trust preferred securities issued after May 19, 2010, will not count as Tier 1 capital; however, our trust preferred securities have been grandfathered for Tier 1 eligibility. Under the proposed Basel III capital rules discussed below, Merchants’ currently outstanding trust preferred securities would be phased out from the calculation of Tier 1 capital over a ten-year period. Tier 2 capital generally consists of hybrid capital instruments, perpetual debt and mandatory convertible debt securities; perpetual preferred stock and trust preferred securities, to the extent it is not eligible to be included as Tier 1 capital; term subordinated debt and intermediate-term preferred stock; and, subject to limitations, general allowances for loan losses. The sum of Tier 1 and Tier 2 capital less certain required deductions, such as investments in unconsolidated banking or finance subsidiaries, represents qualifying total capital. Risk-based capital ratios are calculated by dividing Tier 1 and total capital, respectively, by risk-weighted assets. Assets and off-balance sheet credit equivalents are assigned to one of four categories of risk-weights, based primarily on relative credit risk. The minimum Tier 1 risk-based capital ratio is 4% and the minimum total risk-based capital ratio is 8%. The Dodd-Frank Act requires the FRB to establish minimum risk-based capital requirements that may not be lower than those in effect on July 21, 2010. As of December 31, 2012, our Tier 1 risk-based capital ratio was 14.75% and our total risk-based capital ratio was 16.00%.  We are currently considered “well capitalized” under all regulatory definitions.

In addition to the risk-based capital requirements, the FRB requires top-rated bank holding companies to maintain a minimum leverage capital ratio of Tier 1 capital (defined by reference to the risk-based capital guidelines) to its average total consolidated assets of at least 3.0%. For most other bank holding companies (including us), the minimum leverage capital ratio is 4.0%. Bank holding companies with supervisory, financial, operational or managerial weaknesses, as well as bank holding companies that are anticipating or experiencing significant growth, are expected to maintain capital ratios well above the minimum levels. Our leverage capital ratio at December 31, 2012 was 8.08%.

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

We have not elected, and do not expect to elect, to calculate our risk-based capital requirements under either the “advanced” or “standard” approach of the Basel II capital accords. In 2010 and 2011, members of the Basel Committee on Banking Supervision agreed to new global capital adequacy standards, known as Basel III. These standards provide for setting forth higher capital requirements, enhanced risk coverage, a global leverage ratio, liquidity standards, and a provision for counter-cyclical capital. The federal banking agencies issued three joint proposed rules (the “Proposed Capital Rules”) that implement the Basel III capital standards and establish the minimum capital levels for banks and bank holding companies required under the Dodd-Frank Act. The Proposed Capital Rules would establish a minimum common equity Tier 1 capital ratio of 6.5% of risk-weighted assets for a “well capitalized” institution and would increase the minimum total Tier 1 capital ratio for a “well capitalized” institution from 6 % to 8%.  Additionally, the Proposed Capital Rules would require an institution to establish a capital conservation buffer of common equity Tier 1 capital in an amount equal to 2.5% of total risk weight assets above the 6.5% minimum risk-based capital requirement.  The Proposed Capital Rules would revise certain other capital definitions and, generally, impose more stringent capital requirements.  Further, the Proposed Capital Rules would increase the required capital for certain categories of assets, including higher-risk residential mortgages, higher-risk construction real estate loans and certain exposures related to securitizations. Under the Proposed Capital Rules, the amount of capital held against residential mortgages would be based upon the loan-to-value (“LTV”) ratio of the mortgage.  Additionally, the Proposed Capital Rules would remove the filter for accumulated other comprehensive income in the current capital rules which currently prevents unrealized gains and losses from being included in the calculation of the institution’s capital.  This change would result in the need for additional capital to be held against unrealized gains and losses on “available for sale” securities, hedges and any adjustments to the funded status of defined benefit plans, which could result in increased volatility in the amount of required capital.  As noted above, the Proposed Capital Rules also eliminate the treatment of trust preferred securities as Tier 1 capital over a ten-year period.

The financial services industry, members of Congress and state regulatory agencies provided extensive comments on the Proposed Capital Rules to the federal banking agencies.  In response to such commentary, the federal banking agencies extended the deadline for the Proposed Capital Rules to go into effect and indicated that a final rule would be issued in 2013. The final capital rule may differ significantly in substance or in scope from the Proposed Capital Rules. Accordingly, Merchants is not yet in a position to determine the effect of Basel III and the Proposed Capital Rules on its capital requirements.

Deposit Insurance. Substantially all of Merchants Bank’s deposits are insured up to applicable limits by the DIF and are subject to deposit insurance assessments to maintain the DIF. The FDIA, as amended by the Federal Deposit Insurance Reform Act and the Dodd-Frank Act, requires the FDIC to set a ratio of deposit insurance reserves to estimated insured deposits—the designated reserve ratio—of at least 1.35%. The FDIC utilizes a risk-based assessment system that imposes insurance premiums based upon a risk matrix that takes into account a bank’s capital level and supervisory rating (“CAMELS rating”). CAMELS ratings reflect the applicable bank regulatory agency’s evaluation of the financial institution’s capital, asset quality, management, earnings, liquidity and sensitivity to risk. Assessment rates may also vary for certain institutions based on long‑term debt issuer ratings, secured or brokered deposits. Pursuant to the Dodd-Frank Act, deposit premiums are based on assets rather than insurable deposits. To determine Merchants Bank’s actual deposit insurance premiums, we compute the base amount on Merchants Bank’s average consolidated assets less Merchants Bank’s average tangible equity (defined as the amount of Tier 1 capital) and Merchants Bank’s applicable assessment rate. Assessment rates range from 2.5 to 9 basis points on the broader assessment base for banks in the lowest risk category up to 30 to 45 basis points for banks in the highest risk category.

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

Pursuant to the Dodd-Frank Act, FDIC deposit insurance has been permanently increased from $100,000 to $250,000 per depositor. Additionally, the Dodd-Frank Act provided temporary unlimited deposit insurance coverage for noninterest-bearing transactions accounts beginning December 31, 2010, and ending December 31, 2012.

Our FDIC insurance expense totaled $866 thousand in 2012.

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

Real Estate Lending Standards

The Federal Deposit Insurance Corporation Improvement Act (the “FDICIA”) requires the federal bank regulatory agencies to adopt uniform real estate lending standards. The FDIC has adopted regulations, which establish supervisory limitations on LTV ratios in real estate loans by FDIC-insured banks. The regulations require banks to establish LTV ratio limitations within or below the prescribed uniform range of supervisory limits.

Activities and Investments of Insured State Banks

The FDICIA provides that FDIC-insured state banks, such as Merchants Bank, may not engage as a principal, directly or through a subsidiary, in any activity that is not permissible for a national bank, unless the FDIC determines that the activity does not pose a significant risk to the insurance fund, and the bank is in compliance with its applicable capital standards. In addition, an insured state bank may not acquire or retain, directly or through a subsidiary, any equity investment of a type, or in an amount, that is not permissible for a national bank, unless such investments meet certain grandfather requirements.

The GLBA includes a section of the FDIA governing subsidiaries of state banks that engage in “activities as principal that would only be permissible” for a national bank to conduct in a financial subsidiary. This provision permits state banks, to the extent permitted under state law, to engage in certain new activities, which are permissible for subsidiaries of a financial holding company. Further, it expressly preserves the ability of a state bank to retain all existing subsidiaries. Because the applicable Vermont statute explicitly permits banks chartered by the state to engage in all activities permissible for national banks, we are permitted to form subsidiaries to engage in the activities authorized by the GLBA. In order to form a financial subsidiary, a state bank must be well-capitalized, and the state bank would be subject to certain capital deduction, risk management and affiliate transaction rules, which are applicable to national banks.

Consumer Protection Regulation

We are subject to a number of federal and state laws designed to protect consumers and prohibit unfair or deceptive business practices. These laws include the Equal Credit Opportunity Act, the Fair Housing Act, Home Ownership Protection Act, the Fair Credit Reporting Act, as amended by the Fair and Accurate Credit Transactions Act of 2003 (the “FACT Act”), the GLBA, the Truth in Lending Act, CRA, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, the National Flood Insurance Act and various state law counterparts. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must interact with customers when taking deposits, making loans, collecting loans and providing other services. Further, the Dodd-Frank Act established the CFPB, which has the responsibility for making rules and regulations under the federal consumer protection laws relating to financial products and services. The CFPB also has a broad mandate to prohibit unfair or deceptive acts and practices and is specifically empowered to require certain disclosures to consumers and draft model disclosure forms. Failure to comply with consumer protection laws and regulations can subject financial institutions to enforcement actions, fines and other penalties. The FDIC examines Merchants Bank for compliance with CFPB rules and enforces CFPB rules with respect to Merchants Bank.

Mortgage Reform

The Dodd-Frank Act prescribes certain standards that mortgage lenders must consider before making a residential mortgage loan, including verifying a borrower’s ability to repay such mortgage loan. The CFPB issued a final rule that requires creditors, such as Merchants Bank, to make a reasonable good faith determination of a consumer’s ability to repay any consumer credit transaction secured by a dwelling. The rule provides creditors with minimum requirements for making such ability-to-repay determinations. Creditors are required to consider the following eight underwriting factors: (1) current or reasonably expected income or assets; (2) current employment status; (3) the monthly payment on the covered transaction; (4) the monthly payment on any simultaneous loan; (4) the monthly payment for mortgage-related obligations; (6) current debt obligations, alimony and child support; (7) the monthly debt-to-income ratio or residual income; and (8) credit history. While the Dodd-Frank Act provides that qualified mortgages are entitled to a presumption that the creditor satisfied the ability-to-repay requirements, the final rule provides a safe harbor for loans that satisfy the definition of a qualified mortgage and are not “higher priced.” Higher-priced loans are subject to a rebuttable presumption. A “qualified mortgage” is a loan that does not contain certain risky features, such as negative amortization, interest-only payments, balloon payments, a term exceeding 30 years, has a debt-to-income ratio of not more than 43%, and for which the creditor considers and verifies the consumer’s current debt obligations, alimony, and child support. The rule becomes effective on January 10, 2014.

The Dodd-Frank Act also allows borrowers to assert violations of certain provisions of the Truth-in-Lending Act as a defense to foreclosure proceedings. Under the Dodd-Frank Act, prepayment penalties are prohibited for certain mortgage transactions and creditors are prohibited from financing insurance policies in connection with a residential mortgage loan or home equity line of credit. The Dodd-Frank Act requires mortgage lenders to make additional disclosures prior to the extension of credit, in each billing statement and for negative amortization loans and hybrid adjustable rate mortgages. Additionally, the CFPB has issued rules governing mortgage servicing, appraisals, escrow requirements for higher-priced mortgages and loan originator qualification and compensation.

Privacy and Customer Information Security

The GLBA requires financial institutions to implement policies and procedures regarding the disclosure of nonpublic personal information about consumers to nonaffiliated third parties. In general, we must provide our customers with an annual disclosure that explains our policies and procedures regarding the disclosure of such nonpublic personal information, and, except as otherwise required or permitted by law, we are prohibited from disclosing such information except as provided in such policies and procedures. The GLBA also requires that we develop, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information (as defined under the GLBA), to protect against anticipated threats or hazards to the security or integrity of such information; and to protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer. We are also required to send a notice to customers whose “sensitive information” has been compromised if unauthorized use of this information is “reasonably possible.” Most of the states, including the states where we operate, have enacted legislation concerning breaches of data security and our duties in response to a data breach. Congress continues to consider federal legislation that would require consumer notice of data security breaches. Pursuant to the FACT Act, we must also develop and implement a written identity theft prevention program to detect, prevent, and mitigate identity theft in connection with the opening of certain accounts or certain existing accounts. Additionally, the FACT Act amends the Fair Credit Reporting Act to generally prohibit a person from using information received from an affiliate to make a solicitation for marketing purposes to a consumer, unless the consumer is given notice and a reasonable opportunity and a reasonable and simple method to opt out of the making of such solicitations.

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

Community Reinvestment Act

Pursuant to the CRA and similar provisions of Vermont law, regulatory authorities review our performance in meeting the credit needs of the communities we serve. The applicable regulatory authorities consider compliance with this law in connection with the applications for, among other things, approval for de novo branches, branch relocations and acquisitions of banks and bank holding companies.  We received a “satisfactory” rating at our CRA examination dated November 14, 2011.

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

Branching and Acquisitions

The Riegle‑Neal Interstate Banking and Branching Efficiency Act of 1994, as amended (“Riegle‑Neal”) and the Dodd-Frank Act permit well capitalized and well managed bank holding companies, as determined by the FRB, to acquire banks in any state subject to certain concentration limits and other conditions. Riegle‑Neal also generally authorizes the interstate merger of banks. In addition, among other things, Riegle‑Neal and the Dodd-Frank Act permit banks to establish new branches on an interstate basis to the same extent a bank chartered by the host state may establish branches. Bank holding companies and banks are required to obtain prior FRB approval to acquire more than 5% of a class of voting securities, or substantially all of the assets, of a bank holding company, bank or savings association.

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

Sarbanes-Oxley Act of 2002 (“Sarbanes‑Oxley”)

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

Corporate Governance and Executive Compensation

Under the Dodd-Frank Act, the Securities and Exchange Commission (the “SEC”) has adopted rules granting shareholders a non-binding vote on executive compensation and “golden parachute” payments. Pursuant to modifications of the proxy rules under the Dodd-Frank Act, we will be required to disclose the relationship between executive pay and financial performance, the ratio of the median pay of all employees to the pay of the chief executive officer, and employee and director hedging activities. As required by the Dodd-Frank Act, the stock exchanges have amended their listing rules to require that each member of a listed company’s compensation committee be independent and be granted the authority and funding to retain independent advisors and to prohibit the listing of any security of an issuer that does not adopt policies governing the claw back of excess executive compensation based on inaccurate financial statements. The federal regulatory agencies have proposed new regulations prohibiting incentive-based compensation arrangements that encourage executives and certain other employees to take inappropriate risks.

Federal Home Loan Bank System

Merchants Bank is a member of the Federal Home Loan Bank of Boston (the “FHLBB”), which is one of the regional Federal Home Loan Banks comprising the Federal Home Loan Bank System. Each Federal Home Loan Bank provides a central credit facility primarily for member institutions. Member institutions are required to acquire and hold shares of capital stock in the FHLBB in an amount at least equal to the sum of 0.35% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year. We were in compliance with this requirement at December 31, 2012. We receive dividends on our FHLBB stock. The FHLBB has recently declared dividends equal to an annual yield of approximately the daily average three-month LIBOR yield for the quarter for which the dividend has been declared. Dividend income on FHLBB stock of $45 thousand was recorded during 2012.

Any advances from the FHLBB must be secured by specified types of collateral, and long-term advances may be used for the purpose of providing funds for residential housing finance, commercial lending and to purchase investments. Long term advances may also be used to help alleviate interest rate risk for asset and liability management purposes. As of December 31, 2012, we had no FHLBB advances.

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

ITEM 1A – RISK FACTORS

Sustained low interest rates and interest rate volatility may reduce our profitability.

Our consolidated earnings and financial condition are primarily dependent upon net interest income, which is the difference between interest earned from loans and investments and interest paid on deposits and borrowings. The narrowing of that difference could adversely affect our earnings and financial condition. We cannot predict with certainty or control changes in interest rates. Regional and local economic conditions and the policies of regulatory authorities, including monetary policies of the FRB, affect interest income and interest expense. While we have ongoing policies and procedures designed to manage the risks associated with changes in market interest rates, changes in interest rates may have an adverse effect on our profitability. Increases in interest rates could affect the amount of loans that we originate, because higher rates could cause customers to apply for fewer loans. Higher interest rates could also cause depositors to shift funds from accounts that have a comparatively lower cost, to accounts with a higher cost. If the cost of interest-bearing deposits increases at a rate greater than the yields on interest-earning assets, net interest income will be negatively affected. Changes in the asset and liability mix may also affect net interest income. Similarly, lower interest rates cause higher yielding assets to prepay and floating or adjustable rate assets to reset to lower rates, and at the same time reduce the profitability of our free or very low cost deposit accounts.  If we are not able to reduce our funding costs sufficiently, due to either competitive factors or the maturity schedule of existing liabilities, then our net interest margin will decline.

Our loan portfolio is concentrated in Vermont and we may be adversely affected by regional economic conditions and real estate values.

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

We have been, and continue to be, impacted by general business and economic conditions in the United States and, to a lesser extent, abroad.  These conditions include short-term and long-term interest rates, inflation, money supply, political issues, legislative and regulatory changes, fluctuations in both debt and equity capital markets, broad trends in industry and finance, unemployment and the strength of the U.S. economy and the local economies in which we operate, all of which are beyond our control. Deterioration in any of these conditions could result in increases in loan delinquencies, and non-performing assets, decreases in loan collateral values, decreases in the value of our investment portfolio and a decrease in demand for our products and services. While there are early indications that the U.S. economy is improving, there remains significant uncertainty regarding the sustainability of the economic recovery.

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

At December 31, 2012, approximately 46% of our loan portfolio was comprised of commercial, commercial real estate, and construction loans with two relationships exceeding $16 million, exposing us to the risks inherent in financings based upon analyses of credit risk, the value of underlying collateral, including real estate, and other more intangible factors, which are considered in making commercial loans. In general, commercial and commercial real estate loans historically pose greater credit risks, than owner occupied residential mortgage loans.  The repayment of commercial real estate loans depends on the business and financial condition of borrowers, and a number of our borrowers have more than one commercial real estate loan outstanding with us. Economic events and changes in government regulations, which we and our borrowers cannot control or reliably predict, could have an adverse impact on the cash flows generated by properties securing our commercial real estate loans and on the values of the properties securing those loans. Repayment of commercial loans depend substantially on the borrowers’ underlying business, financial condition and cash flows.  Commercial loans are generally collateralized by equipment, inventory, accounts receivable and other fixed assets.  Compared to real estate, that type of collateral is more difficult to monitor, its value is harder to ascertain, it may depreciate more rapidly and it may not be as readily saleable if repossessed.

We operate in a highly regulated environment and may be adversely affected by changes in laws and regulations.

We are subject to regulation and supervision by the FRB, and Merchants Bank is subject to regulation and supervision by the FDIC and the Commissioner. Federal and state laws and regulations govern numerous matters, including changes in the ownership or control of banks and bank holding companies, maintenance of adequate capital and the financial condition of a financial institution, permissible types, amounts and terms of extensions of credit and investments, permissible nonbanking activities, the level of reserves against deposits and restrictions on dividend payments. The FDIC and the Commissioner possess the power to issue cease and desist orders to prevent or remedy unsafe or unsound practices or violations of law by banks subject to their regulation, and the FRB possesses similar powers with respect to bank holding companies. These and other restrictions limit the manner in which we may conduct business and obtain financing.

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

The laws, rules, regulations, and supervisory guidance and policies applicable to us are subject to regular modification and change. It is impossible to predict the competitive impact that any such changes would have on the banking and financial services industry in general or on our business in particular. Such changes may, among other things, increase the cost of doing business, limit permissible activities, or affect the competitive balance between banks and other financial institutions. The Dodd-Frank Act instituted major changes to the banking and financial institutions regulatory regimes in light of the recent performance of and government intervention in the financial services sector. Other changes to statutes, regulations, or regulatory policies, including changes in interpretation or implementation of statutes, regulations, or policies, could affect us in substantial and unpredictable ways. Such changes could subject us to additional costs, limit the types of financial services and products we may offer, and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations, or policies could result in sanctions by regulatory agencies, civil money penalties, and/or reputation damage, which could have a material adverse effect on our business, financial condition, and results of operations. See Item 1, “Business—Regulation and Supervision.”

Additional requirements imposed by the Dodd-Frank Act could adversely affect us.

The Dodd-Frank Act comprehensively reformed the regulation of financial institutions, products and services. Because many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, it is difficult to forecast the impact that such rulemaking will have on us, our customers or the financial industry. Certain provisions of the Dodd-Frank Act that affect deposit insurance assessments, the payment of interest on demand deposits and interchange fees could increase the costs associated with Merchants Bank’s deposit-generating activities, as well as place limitations on the revenues that those deposits may generate. In addition, the Dodd-Frank Act established the CFPB as an independent bureau of the FRB. The CFPB has the authority to prescribe rules for all depository institutions governing the provision of consumer financial products and services, which may result in rules and regulations that reduce the profitability of such products and services or impose greater costs on us and our subsidiaries. The Dodd-Frank Act also established new minimum mortgage underwriting standards for residential mortgages and the regulatory agencies have focused on the examination and supervision of mortgage lending and servicing activities.

Current and future legal and regulatory requirements, restrictions, and regulations, including those imposed under the Dodd-Frank Act, may adversely impact our profitability and may have a material and adverse effect on our business, financial condition, and results of operations, may require us to invest significant management attention and resources to evaluate and make any changes required by the legislation and related regulations and may make it more difficult for us to attract and retain qualified executive officers and employees.

We may become subject to more stringent capital requirements.

The Dodd-Frank Act requires the federal banking agencies to establish minimum leverage and risk-based capital requirements that will apply to both insured banks and their holding companies. In addition, the federal banking agencies issued three joint proposed rules, or the “proposed capital rules,” that would implement the Basel III capital standards and would establish the minimum capital levels required under the Dodd-Frank Act. The proposed capital rules would establish a minimum common equity Tier 1 capital ratio of 6.5% of risk-weighted assets for a “well capitalized” institution, and increase the minimum total Tier 1 capital ratio for a well capitalized institution from 6 % to 8%. Additionally, the proposed capital rules would require an institution to establish a capital conservation buffer of common equity Tier 1 capital in an amount equal to 2.5% of total risk weight assets above the 6.5% minimum risk-based capital requirement. The proposed capital rules would also phase out trust preferred securities from Tier 1 capital and increase the required capital for certain categories of assets, including higher-risk residential mortgages, higher-risk construction real estate loans and certain exposures related to securitizations, and would remove the filter for accumulated other comprehensive income in the current capital rules which currently prevents unrealized gains and losses from being included in the calculation of the institution’s capital.

The federal banking agencies extended the deadline for the proposed capital rules to go into effect and indicated that final rules would be issued in 2013. The final capital rules may differ significantly in substance or in scope from the proposed capital rules. However, the final capital rules are expected to increase our capital requirements and related compliance costs. Implementation of these standards, or any other new regulations, may adversely affect our ability to pay dividends, or require us to reduce business levels or raise capital, including in ways that may adversely affect our results of operations or financial condition.

Competition in the local banking industry may impair our ability to attract and retain customers at current levels.

Competition in the markets in which we operate may limit our ability to attract and retain customers. In particular, our competitors include major financial companies whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous banking locations and mount extensive promotional and advertising campaigns. Additionally, banks and other financial institutions with larger capitalization, as well as financial intermediaries not subject to bank regulatory restrictions, have larger lending limits and are able to serve the credit and investment needs of larger customers. If we are unable to attract and retain customers, we may be unable to continue our loan growth and our results of operations and financial condition may otherwise be negatively impacted.

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

Our success depends, in large part, on our ability to attract and retain key personnel.  Competition for qualified personnel in the financial services industry and in the Vermont marketplace can be intense and we may not be able to hire or retain the key personnel that we depend upon for success.  The unexpected loss of services of one or more of our key personnel could have a material adverse impact on our business because of their skills, knowledge of the markets in which we operate, years of industry experience and the difficulty of promptly finding qualified replacement personnel.

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

We are a holding company and depend on Merchants Bank for dividends, distributions and other payments.

We are a separate and distinct legal entity from our banking subsidiary and depend on dividends, distributions and other payments from Merchants Bank to fund dividend payments to our shareholders and to fund all payments on our other obligations. Merchants Bank is subject to laws that authorize regulatory bodies to block or reduce the payment of cash dividends or other distributions to us. Regulatory action of that kind could impede access to funds we need to make payments on our obligations or dividend payments. Additionally, if Merchants Bank’s earnings are not sufficient to make dividend payments to us while maintaining adequate capital levels, we may not be able to make dividend payments to our shareholders.

Our shareholders may not receive dividends on our common stock.

Holders of our common stock are entitled to receive dividends only when, as and if declared by our board of directors. Although we have historically declared cash dividends on our common stock, we are not required to do so and our board of directors may reduce or eliminate our common stock dividend in the future. Further, the FRB has issued guidelines for evaluating proposals by large bank holding companies to increase dividends or repurchase or redeem shares, which includes a requirement for such firms to develop a capital distribution plan.  In the future, the FRB may expand these requirements to cover all bank holding companies, which could restrict our ability to pay dividends. A reduction or elimination of dividends could adversely affect the market price of our common stock.

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

ITEM 1B – UNRESOLVED STAFF COMMENTS

None

ITEM 2 – PROPERTIES

As of December 31, 2012, we operated 33 full-service banking offices and 41 ATMs throughout the state of Vermont.  We closed our branch location in Bellows Falls, Vermont, in 2012. Our headquarters are located at 275 Kennedy Drive, South Burlington, Vermont, which also houses our operations and administrative offices and our Trust division.

We lease certain premises from third parties, including our headquarters, under current market terms and conditions. All offices are in good physical condition with modern equipment and facilities considered adequate to meet the banking needs of customers in the communities served. Additional information relating to our properties is set forth in Note 5 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

ITEM 3 – LEGAL PROCEEDINGS

We are involved in various legal proceedings arising from our normal business activities. In the opinion of Management, based upon input from counsel on the outcome of such proceedings, final disposition of these proceedings will not have a material adverse effect on our consolidated financial position.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock and Dividends

The common stock of Merchants is traded on the NASDAQ Global Select Market under the trading symbol “MBVT”. Merchants currently pays dividends on a quarterly basis. Quarterly stock prices and dividends per share paid for each quarterly period during the last two years were as follows:

			Dividends
Quarter Ended	High	Low	Paid
December 31, 2012	$ 30.02	$ 25.80	$ 0.28
September 30, 2012	30.48	25.94	0.28
June 30, 2012	28.68	25.07	0.28
March 31, 2012	29.89	25.89	0.28
December 31, 2011	30.13	25.27	0.28
September 30, 2011	27.78	23.79	0.28
June 30, 2011	27.79	23.53	0.28
March 31, 2011	28.87	23.77	0.28

High and low stock prices are based upon quotations as reported by the NASDAQ Global Select Market. Prices of transactions between private parties may vary from the ranges quoted above.

As of February 27, 2013, Merchants had 787 shareholders of record.  Merchants declared and distributed dividends totaling $1.12 per share during 2012. In January 2013, Merchants declared a dividend of $0.28 per share, which was paid on February 14, 2013, to shareholders of record as of January 31, 2013. Future dividends will depend upon the financial condition and earnings of Merchants and its subsidiaries, its need for funds and other factors, including applicable government regulations.

Merchants Bancshares, Inc. is a legal entity separate and distinct from Merchants Bank. The revenue of Merchants (on a parent company-only basis) is derived primarily from interest and dividends paid to it by Merchants Bank. The right of Merchants, and consequently the right of shareholders of Merchants, to participate in any distribution of the assets or earnings of any subsidiary through the payment of such dividends or otherwise is necessarily subject to the prior claims of creditors of the subsidiary (including depositors, in the case of its banking subsidiary), except to the extent that certain claims of Merchants in a creditor capacity may be recognized.

It is the policy of the FRB that bank holding companies should pay dividends only out of current earnings and only if, after paying such dividends, the bank holding company would remain adequately capitalized. The FRB has the authority to prohibit a bank holding company, such as Merchants, from paying dividends if it deems such payment to be an unsafe or unsound practice.

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

Performance Graph

The line-graph presentation below compares cumulative five-year shareholder returns with the NASDAQ Bank Index and the Russell 2000 Index. The comparison assumes the investment, on December 31, 2007, of $100 in Merchants’ common stock and each of the foregoing indices and reinvestment of all dividends.

	Period Ending
Index	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12
Merchants Bancshares, Inc.	100.00	84.12	106.87	136.44	150.68	143.83
NASDAQ Bank	100.00	78.46	65.67	74.97	67.10	79.64
Russell 2000	100.00	66.21	84.20	106.82	102.36	119.09

The performance graph and related information furnished under Item 5 of this Annual Report on Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC, or subject to Regulation 14A or 14C, other than as provided in Item 201 of Regulation S-K, or to the liabilities of Section 18 of the Exchange Act. Such information shall not be incorporated by reference into any future filing under the Securities Act or Exchange Act except to the extent that Merchants specifically incorporates it by reference into such filing.

Securities Authorized for Issuance under Equity Compensation Plans

We maintain two equity compensation plans: the 2008 Deferred Compensation Plan for Non-Employee Directors and Trustees and the Amended and Restated Merchants Bancshares, Inc. 2008 Stock Incentive Plan.  Each of these plans has been approved by our shareholders. The following table includes information as of December 31, 2012 about these plans. See Note 12 to the consolidated financial statements included in Item 8 for a description of these plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Equity Compensation Plans Approved by Security Holders	95,385	(a)	$ 22.87	(b)	575,188
Equity Compensation Plans Not Approved by Security Holders	0		0		0
Total	95,385		$ 22.87		575,188

(a)            This number relates to the Amended and Restated Merchants Bancshares, Inc. 2008 Stock Incentive Plan.

(b)            This price reflects the weighted-average exercise price of outstanding stock options under the Amended and Restated Merchants Bancshares, Inc. 2008 Stock Incentive Plan.

Issuer Repurchase of Equity Securities

We extended, through January 2014, our stock buyback program, originally adopted in January 2007. Under the program we may repurchase 200,000 shares of our common stock on the open market from time to time, and have purchased 143,475 shares at an average price per share of $22.94 since the program's adoption in 2007. We did not repurchase any of our shares during 2012, 2011 or 2010 and do not expect to repurchase shares in the near future.

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

Merchants Bancshares, Inc.
Five Year Summary of Financial Data

	At or For the Year Ended December 31,
(In thousands except share and per share data)	2012	2011	2010	2009	2008
Results For The Year
Interest and dividend income	$ 56,857	$ 58,018	$ 60,262	$ 66,340	$ 68,582
Interest expense	6,883	8,644	11,107	16,224	24,929
Net interest income	49,974	49,374	49,155	50,116	43,653
Provision (credit) for loan losses	950	750	(1,750)	4,100	1,525
Net interest income after provision (credit) for loan losses	49,024	48,624	50,905	46,016	42,128
Noninterest income	11,481	10,380	11,631	10,315	8,658
Noninterest expense	41,334	41,260	42,427	40,098	35,101
Income before income taxes	19,171	17,744	20,109	16,233	15,685
Provision for income taxes	3,977	3,124	4,648	3,754	3,768
Net income	$ 15,194	$ 14,620	$ 15,461	$ 12,479	$ 11,917

Share Data
Basic earnings per common share	$ 2.43	$ 2.35	$ 2.51	$ 2.04	$ 1.96
Diluted earnings per common share	$ 2.42	$ 2.35	$ 2.51	$ 2.04	$ 1.96
Cash dividends declared per common share	$ 1.12	$ 1.12	$ 1.12	$ 1.12	$ 1.12
Weighted average common shares outstanding (1)	6,258,832	6,212,187	6,167,446	6,105,909	6,069,653
Period end common shares outstanding (2)	6,271,102	6,232,783	6,186,363	6,141,823	6,061,182
Year-end book value per share	$ 19.84	$ 18.54	$ 16.95	$ 15.65	$ 13.89
Year-end book value per share (2)	$ 18.82	$ 17.57	$ 16.06	$ 14.82	$ 13.15

Key Performance Ratios
Return on average shareholders' equity	13.37%	14.11%	16.18%	14.73%	15.91%
Return on average assets	0.92%	0.97%	1.07%	0.91%	0.93%
Average equity to average assets	6.89%	6.87%	6.64%	6.16%	5.87%
Tier 1 leverage ratio	8.08%	8.08%	7.90%	7.67%	7.42%
Tangible equity ratio	6.92%	6.80%	6.68%	6.34%	5.94%
Dividend payout ratio	46.28%	47.66%	44.62%	54.90%	57.14%
Allowance for loan losses to total loans at year-end	1.07%	1.03%	1.11%	1.19%	1.05%
Nonperforming loans as a percentage of total loans	0.27%	0.24%	0.45%	1.58%	1.37%
Net interest margin	3.28%	3.51%	3.65%	3.80%	3.58%

Average Balances
Total assets	$ 1,648,393	$ 1,507,656	$ 1,438,730	$ 1,376,054	$ 1,276,855
Earning assets	1,587,190	1,461,359	1,379,475	1,326,326	1,220,393
Gross loans	1,057,446	971,003	912,363	901,582	781,645
Investments (3)	509,384	436,170	437,058	388,215	428,198
Total deposits	1,222,423	1,120,234	1,053,503	1,003,778	923,863
Shareholders' equity	113,621	103,639	95,580	84,706	74,916

At Year-End
Total assets	$ 1,708,550	$ 1,611,869	$ 1,487,644	$ 1,434,861	$ 1,340,823
Gross loans	1,082,923	1,027,626	910,794	918,538	847,127
Allowance for loan losses	11,562	10,619	10,135	10,976	8,894
Investments (3)	517,233	520,939	475,386	417,441	440,132
Total deposits	1,271,080	1,177,880	1,092,196	1,043,319	930,797
Shareholders' equity	118,221	109,537	99,331	90,625	79,310

(1) Weighted average common shares outstanding includes an average of  316,920; 318,110; 318,549; 317,288; and 315,130 shares held in Rabbi Trusts for deferred compensation plans for directors for 2012, 2011, 2010, 2009 and 2008, respectively.

(2) Period end common shares outstanding and year-end book value include 324,515; 325,703; 327,100; 326,453; and 323,754 shares held in Rabbi Trusts for deferred compensation plans for directors for 2012, 2011, 2010, 2009 and 2008, respectively.

(3) Includes Federal Home Loan Bank stock of $8.15 million for 2012 and $8.63 million for 2011, 2010, 2009 and 2008.

Merchants Bancshares, Inc.

Summary of Quarterly Financial Information

(Unaudited)

(In thousands except per share data)	2012					2011
	Q4	Q3	Q2	Q1	Year	Q4	Q3	Q2	Q1	Year
Interest and dividend income	$ 13,963	$ 14,229	$ 14,246	$ 14,419	$ 56,857	$ 14,390	$ 14,865	$ 14,712	$ 14,051	$ 58,018
Interest expense	1,428	1,565	1,907	1,983	6,883	2,005	2,121	2,219	2,299	8,644
Net interest income	12,535	12,664	12,339	12,436	49,974	12,385	12,744	12,493	11,752	49,374
Provision (credit) for loan losses	250	250	200	250	950	250	250	250	0	750
Noninterest income	2,758	3,199	3,163	2,361	11,481	2,315	3,412	2,560	2,093	10,380
Noninterest expense	10,137	10,449	10,645	10,103	41,334	9,898	11,045	10,206	10,111	41,260
Income before income taxes	4,906	5,164	4,657	4,444	19,171	4,552	4,861	4,597	3,734	17,744
Provision for income taxes	1,066	1,159	921	831	3,977	843	680	968	633	3,124
Net income	$ 3,840	$ 4,005	$ 3,736	$ 3,613	$ 15,194	$ 3,709	$ 4,181	$ 3,629	$ 3,101	$ 14,620
Basic earnings per share	$ 0.61	$ 0.64	$ 0.60	$ 0.58	$ 2.43	$ 0.60	$ 0.67	$ 0.58	$ 0.50	$ 2.35
Diluted earnings per share	0.61	0.64	0.60	0.58	2.42	0.59	0.67	0.58	0.50	2.34
Cash dividends declared and paid per share	$ 0.28	$ 0.28	$ 0.28	$ 0.28	$ 1.12	$ 0.28	$ 0.28	$ 0.28	$ 0.28	$ 1.12

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

Income Taxes: We estimate our income taxes for each period for which a statement of income is presented. This involves estimating our actual current tax exposure, as well as assessing temporary differences resulting from differing timing of recognition of expenses, income and tax credits, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheets. We must also assess the likelihood that any deferred tax assets will be recovered from future taxable income and, to the extent that recovery is not likely, a valuation allowance must be established. Significant management judgment is required in determining income tax expense, and deferred tax assets and liabilities. As of December 31, 2012, we determined that no valuation allowance for deferred tax assets was necessary.

Valuation of Investment Securities: Management evaluates securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. When an other-than-temporary impairment has occurred, the amount of the other-than-temporary impairment recognized in earnings depends on whether we intend to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss. To determine whether an impairment is other‑than‑temporary, we consider all available information relevant to the collectability of the security, including past events, current conditions, and reasonable and supportable forecasts when developing estimates of cash flows expected to be collected.  Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to year‑end, forecasted performance of the investee, and the general market conditions in the geographic area or industry the investee operates in.

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

GENERAL

The following discussion and analysis of financial condition and results of operations of Merchants and its subsidiaries for the three years ended December 31, 2012 should be read in conjunction with the consolidated financial statements and Notes thereto and selected statistical information appearing elsewhere in this Annual Report on Form 10-K. The financial condition and results of operations of Merchants essentially reflect the operations of its principal subsidiary, Merchants Bank. Certain statements contained in this section are forward-looking statements subject to certain risks and uncertainties described in this Annual Report on Form 10-K under the headings “Forward-Looking Statements” and “Risk Factors.”

Non-GAAP Financial Measures

Certain measurements contained in this section which are presented on a fully taxable equivalent basis constitute non-GAAP financial measures as described in this Annual Report on Form 10-K under the heading “Use of Non-GAAP Financial Measures.”

RESULTS OF OPERATIONS

Overview

We realized net income of $15.19 million, $14.62 million and $15.46 million for the years ended December 31, 2012, 2011 and 2010, respectively. Basic earnings per share were $2.43, $2.35 and $2.51 and diluted earnings per share were $2.42, $2.35 and $2.51 for the years ended December 31, 2012, 2011 and 2010, respectively. We declared and distributed total dividends of $1.12 per share each year during 2012, 2011 and 2010. On January 17, 2013, we declared a dividend of $0.28 per share, which was paid on February 14, 2013, to shareholders of record as of January 31, 2013.  Total assets reached a new record high of $1.71 billion at December 31, 2012, an increase of $96.68 million, or 6.0% over year end 2011.  Total shareholders’ equity was $118.22 million at December 31, 2012, an increase of 7.9% over the balance at December 31, 2011.

Our return on average equity was 13.37%, 14.11% and 16.18% for 2012, 2011 and 2010, respectively, and our return on average assets was 0.92%, 0.97% and 1.07% for 2012, 2011 and 2010, respectively. Book value per share increased to $19.84 during 2012. Our capital ratios remain strong, with a Tier 1 leverage ratio of 8.08%, a total risk-based capital ratio of 16.00% and a tangible capital ratio of 6.92%.

➢

Net interest income - Our taxable equivalent net interest income was $51.99 million for 2012 compared to $51.30 million for 2011.  Our taxable equivalent net interest margin decreased by 23 basis points for 2012 to 3.28% from 3.51% for 2011.

➢

Provision for Credit Losses - The 2012 provision for credit losses was $950 thousand, compared to $750 thousand for 2011. Asset quality remained strong throughout 2012, and we had a small net recovery for the year.

➢

Loans - We also achieved a new record high in our loan portfolio for the second year in a row. Ending loan balances at December 31, 2012 were $1.08 billion, an increase of $55.30 million, or 5.4%, from ending loan balances at December 31, 2011.

➢	Investments - Our investment portfolio totaled $509.09 million at December 31, 2012, a decrease of $3.22 million from the December 31, 2011 ending balance of $512.31 million.
➢	Deposits - Total deposits also reached a record high during 2012 and ended the year at $1.27 billion, an increase of $93.20 million, or 7.9%, from balances of $1.18 billion at December 31, 2011.

➢	Long-term debt prepayment - We prepaid a total of $20.00 million in long-term debt at a rate of 2.75% during 2012, and paid a prepayment penalty of $1.36 million in conjunction with the transaction.

Net Interest Income

2012 compared with 2011

As shown on the accompanying schedule on page 24, our taxable equivalent net interest income was $51.99 million for the year ended December 31, 2012, compared to $51.30 million for same period in 2011. Our taxable equivalent net interest margin decreased 23 basis points to 3.28% during 2012. Our continued growth in earning assets has helped to offset margin compression and allowed us to increase net interest income during 2012. Average earning assets for 2012 were $1.59 billion, an increase of $125.83 million over 2011.

The extended low-interest rate environment continues to present a challenge as our assets reprice down at a steady rate and new assets come on at lower rates. Overall asset yields were 3.71% for 2012, compared to 4.10% for 2011. The average rate on our loan portfolio was 4.44% for 2012, a 42 basis point decrease from 2011. The average rate on our investment portfolio for 2012 was 2.32%, a 58 basis point decrease from 2011.

Decreased loan yields resulted from the combined effect of the extended low interest rate environment and competitive pressure for strong credits.  Decreased yields in our investment portfolio are a result of the extended low interest rate environment and tight spreads for agency issued or guaranteed investments.

We continued our efforts to offset decreased yields on our assets by increasing balances in our inexpensive checking and money market account balances and reducing our overall funding costs.  Of the $102.19 million in total growth in average deposits during 2012, $51.02 million was in our demand deposit accounts and $66.10 million was in savings, interest bearing checking and money market accounts. These increases were offset by a $14.94 million decrease in time deposits.  Average time deposits as a percentage of total average deposits declined to 28.1% for 2012 compared to 31.9% for 2011. The average cost of interest bearing liabilities for 2012 was 52 basis points, an 18 basis point decrease from 2011. We prepaid a total of $20 million in long-term FHLBB advances at a rate of 2.75% during 2012, incurring total prepayment penalties of $1.36 million. These prepayments will reduce our overall cost of funds going forward.

2011 compared with 2010

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

During 2011, we continued our efforts to offset decreased yields on the asset side by increasing balances in our relatively inexpensive checking and money market account balances and reducing our liability costs.  Of the $66.73 million in total growth in average deposits during 2011, $33.14 million was in our demand deposit accounts and $50.51 million was in savings, interest bearing checking and money market accounts. These increases were offset by a $16.92 million decrease in time deposits.  Average time deposits as a percentage of total average deposits declined to 31.9% for 2011 compared to 35.6% for 2010. The average cost of interest bearing liabilities decreased 23 basis points during 2011 to 0.70%.  The cost of interest bearing deposits decreased 14 basis points to 0.47% during 2011 and the cost of total borrowed funds decreased 46 basis points to 1.52% during the same time period.

We reduced our dependence on wholesale funding during 2011 and prepaid a total of $16.00 million in long-term debt with maturities in 2013 and 2015 at an average rate of 2.92%, and we paid a prepayment penalty of $861 thousand in conjunction with the transaction.

The following table presents an analysis of net interest income and illustrates interest income earned and interest expense charged for each major component of interest earning assets and interest bearing liabilities. Yields/rates are computed on a fully taxable-equivalent (“FTE”) basis, using a 35% rate.  Nonaccrual loans are included in the average loan balance outstanding.

Distribution of Assets, Liabilities and Shareholders' Equity; Interest Rates and Net Interest Margin

	2012			2011			2010
		Interest	Average		Interest	Average		Interest	Average
Taxable equivalent	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(In thousands)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS:
Loans, including fees on loans	$1,057,446	$46,992	4.44%	$971,003	$47,201	4.86%	$912,363	$47,234	5.18%
Investments	509,384	11,834	2.32%	436,170	12,644	2.90%	437,058	14,140	3.24%
Federal funds sold, securities sold under agreements to repurchase and interest bearing deposits with banks	20,360	46	0.23%	54,186	103	0.19%	30,054	81	0.27%
Total earning assets	1,587,190	$58,872	3.71%	1,461,359	$59,948	4.10%	1,379,475	$61,455	4.45%
Allowance for loan losses	(11,182)			(10,432)			(10,609)
Cash and cash equivalents	25,217			10,686			24,460
Premises and equipment	14,874			14,263			13,583
Other assets	32,294			31,780			31,821
Total assets	$1,648,393			$1,507,656			$1,438,730

LIABILITIES AND SHAREHOLDERS' EQUITY:
Interest bearing deposits:
Savings, interest bearing checking and money market accounts	$665,399	$776	0.12%	$599,296	$1,167	0.19%	$548,788	$1,461	0.27%
Time deposits	342,911	2,775	0.81%	357,848	3,307	0.92%	374,768	4,153	1.11%
Total interest bearing deposits	1,008,310	3,551	0.35%	957,144	4,474	0.47%	923,556	5,614	0.61%
Federal funds purchased and Federal Home Loan Bank short-term borrowings	38,290	108	0.28%	2,153	1	0.05%	2,730	4	0.15%
Securities sold under agreements to repurchase, short-term	230,281	1,682	0.73%	217,823	2,064	0.95%	172,165	1,619	0.94%
Securities sold under agreements to repurchase, long-term	0	0	0.00%	4,726	141	2.98%	50,056	1,818	3.63%
Other long-term debt	13,667	363	2.66%	28,117	773	2.75%	31,179	863	2.77%
Junior subordinated debentures issued to unconsolidated subsidiary trust	20,619	1,179	5.80%	20,619	1,191	5.87%	20,619	1,189	5.86%
Total borrowed funds	302,857	3,332	1.10%	273,438	4,170	1.52%	276,749	5,493	1.98%
Total interest bearing liabilities	1,311,167	$6,883	0.52%	1,230,582	$8,644	0.70%	1,200,305	$11,107	0.93%
Demand deposits	214,113			163,090			129,947
Other liabilities	9,492			10,345			12,898
Shareholders' equity	113,621			103,639			95,580
Total liabilities & shareholders' equity	$1,648,393			$1,507,656			$1,438,730

Net interest income, FTE		$51,989			$51,304			$50,348
Tax equivalent adjustment		(2,015)			(1,930)			(1,193)
Net interest income, GAAP		$49,974			$49,374			$49,155

Yield spread			3.19%			3.40%			3.53%

Net interest margin			3.28%			3.51%			3.65%

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

Analysis of Changes in Fully Taxable Equivalent Net Interest Income

2012 vs 2011
				Due to
			Increase			Volume/
(In thousands)	2012	2011	(Decrease)	Volume	Rate	Rate
Fully taxable equivalent interest income:
Loans, including fees on loans	$ 46,992	$ 47,201	$ (209)	$ 4,202	$ (4,051)	$ (360)
Investments	11,834	12,644	(810)	2,122	(2,511)	(421)
Federal funds sold, securities sold under agreements to repurchase and interest bearing deposits with banks	46	103	(57)	(64)	20	(13)
Total interest income	58,872	59,948	(1,076)	6,260	(6,542)	(794)
Less interest expense:
Savings, interest bearing checking and money market accounts	776	1,167	(391)	129	(468)	(52)
Time deposits	2,775	3,307	(532)	(138)	(411)	17
Federal funds purchased and Federal home Loan Bank short-term borrowings	108	1	107	17	5	85
Securities sold under agreements to repurchase, short-term	1,682	2,064	(382)	118	(472)	(28)
Securities sold under agreements to repurchase, long-term	0	141	(141)	(141)	(141)	141
Other long-term debt	363	773	(410)	(397)	(27)	14
Junior subordinated debentures issued to unconsolidated subsidiary trust	1,179	1,191	(12)	0	(12)	0
Total interest expense	6,883	8,644	(1,761)	(412)	(1,526)	177
Net interest income	$ 51,989	$ 51,304	$ 685	$ 6,672	$ (5,016)	$ (971)

2011 vs 2010
				Due to
			Increase			Volume/
(In thousands)	2011	2010	(Decrease)	Volume	Rate	Rate
Fully taxable equivalent interest income:
Loans, including fees on loans	$ 47,201	$ 47,234	$ (33)	$ 3,036	$ (2,884)	$ (185)
Investments	12,644	14,140	(1,496)	(29)	(1,470)	3
Federal funds sold, securities sold under agreements to repurchase and interest bearing deposits with banks	103	81	22	65	(24)	(19)
Total interest income	59,948	61,455	(1,507)	3,072	(4,378)	(201)
Less interest expense:
Savings, interest bearing checking and money market accounts	1,167	1,461	(294)	134	(393)	(35)
Time deposits	3,307	4,153	(846)	(188)	(690)	32
Federal funds purchased and Federal home Loan Bank short-term borrowings	1	4	(3)	(1)	(3)	1
Securities sold under agreements to repurchase, short-term	2,064	1,619	445	429	12	4
Securities sold under agreements to repurchase, long-term	141	1,818	(1,677)	(1,646)	(328)	297
Other long-term debt	773	863	(90)	(85)	(5)	0
Junior subordinated debentures issued to unconsolidated subsidiary trust	1,191	1,189	2	0	2	0
Total interest expense	8,644	11,107	(2,463)	(1,357)	(1,405)	299
Net interest income	$ 51,304	$ 50,348	$ 956	$ 4,429	$ (2,973)	$ (500)

Provision for Credit Losses

The allowance for loan losses at December 31, 2012 was $11.56 million, or 1.07% of total loans and 397% of non-performing loans compared to the December 31, 2011 balance of $10.62 million, or 1.03% of total loans and 423% of non-performing loans.  We recorded a provision of $950 thousand during 2012 compared to $750 thousand during 2011. Our asset quality remained strong during 2012; our continued strong loan growth during the year was the primary reason for the increase in the provision during 2012. Nonperforming loans totaled $2.91 million, or 0.27% of total loans, at December 31, 2012 compared to $2.51 million, or 0.24% of total loans, at the December 31, 2011.  Net recoveries of previously charged-off loans for 2012 were $9 thousand, compared to net charge-offs of $151 thousand during 2011.  Performing loans past due 30-89 days were zero at December 31, 2012, compared to $213 thousand at December 31, 2011.  Additionally, accruing substandard loans increased to $17.36 million at December 31, 2012, compared to $12.41 million at December 31, 2011.  Our other real estate owned (“OREO”) balance was zero at December 31, 2012 and was  $358 thousand at December 31, 2011.  All of these factors are taken into consideration during Management’s quarterly review of the Allowance. For a more detailed discussion of our Allowance and nonperforming assets, see “Credit Quality and Allowance for Credit Losses.”

NONINTEREST INCOME AND EXPENSES

Noninterest income

2012 compared to 2011

Total non-interest income increased to $11.48 million for 2012 from $10.38 million for 2011. During 2012, we made the decision to relocate one of our branches to a more visible location and recognized a net gain on the sale of our current branch location of $749 thousand.  Additionally, during 2012, we recognized a gain of $334 thousand on the sale of mineral rights we owned on properties in Oklahoma which we acquired in a bank acquisition in 1971.  We also recognized net gains on investment securities of $507 thousand for the year ended December 31, 2012 compared to $994 thousand for 2011. Excluding net gains on investment securities and the gains on the sale of the branch location and mineral rights, non-interest income increased to $9.89 million for 2012 compared to $9.39 million of 2011.  This increase is primarily a result of increases in net debit card income and Trust division income, offset in part by decreased overdraft fee revenue.  Additionally, the timing of investments in low income housing partnerships and their associated tax credits led to a reduction in equity in losses of real estate limited partnerships  to $(1.52) million for 2012, compared to $(1.77) million for 2011.  We account for our investment in these partnerships using the equity method. Losses generated by the partnerships are recorded as a reduction in our investments in the consolidated balance sheets and as a reduction of noninterest income in the consolidated statements of income.  Tax credits generated by the partnerships are recorded as a reduction in the income tax provision.  We find these investments attractive because they provide a high targeted internal rate of return, and provide an opportunity to invest in affordable housing in the communities in which we do business.

2011 compared to 2010

Total noninterest income decreased to $10.38 million for 2011 from $11.63 million for 2010. Excluding net gains (losses) on security sales and other than temporary impairment losses, noninterest income decreased to $9.39 million for 2011 from $9.72 million for 2010.  Income from the Trust division increased to $2.52 million for the year ended December 31, 2011, compared to $2.16 million for 2010, a result of a combination of increased sales and improved market performance. Revenue related to service charges on deposits decreased to $4.30 million for 2011, compared to $4.93 million for 2010. The decrease is a result of legislative changes restricting overdrafts that went into effect on August 15, 2010.  Net overdraft fee revenue decreased to $3.43 million for 2011, compared to $4.05 million for 2010.  Other noninterest income increased slightly to $4.34 million from $4.30 million, a result of increased net debit card income of $75 thousand offset by other smaller decreases.

Noninterest expense

2012 compared to 2011

Total non-interest expense increased to $41.33 million for 2012 compared to $41.26 million of 2011.  We prepaid $20 million in long-term debt and incurred prepayment penalties totaling $1.36 million during 2012.  We also prepaid $16 million in long-term debt during 2011 and incurred a prepayment penalty of $861 thousand. Excluding the prepayment penalties, non-interest expense decreased $428 thousand for 2012 compared to 2011. There were a number of increases and decreases that contributed to this overall increase:

➢

Compensation and benefits were $935 thousand lower for 2012 compared to 2011.  Salary increases were offset by higher than normal vacant positions during 2012, a lower incentive accrual, and credits related to loan origination fees.

➢	A change in our health insurance plan for 2012 resulted in a $274 thousand reduction in health and group insurance expense for 2012 compared to 2011.

➢

Occupancy and equipment expenses for 2012 increased $262 thousand to $7.45 million from $7.19 million for 2011, a result of ongoing capital investments related to maintenance, increased compliance requirements and enhancement and expansion of customer service delivery channels.

➢	Legal and professional fees decreased to $2.54 million for 2012 compared to $2.81 million for 2011 as a result of decreased use of consultants during 2012.
➢

FDIC insurance expense was $866 thousand for 2012 compared to $936 thousand for 2011; during 2012 we benefited from a full year of the new FDIC insurance assessment rules that went into effect on April 1, 2011.

2011 compared to 2010

Total noninterest expense decreased to $41.26 million from $42.43 million for 2011 compared to 2010. There were a number of increases and decreases that contributed to this overall decrease.

➢

The largest change for 2011 compared to 2010 was decreased prepayment penalties in 2011 compared to 2010.  We prepaid a total of $16.00 million in long-term debt during 2011 and incurred prepayment penalties of $861 thousand as a result.  We prepaid a total of $46.50 million in long-term debt during 2010 and incurred prepayment penalties of $3.07 million.

➢	Occupancy and equipment expenses increased to $7.19 million for 2011 compared to $6.64 million for 2010 as a result of capital investments.
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

Income Taxes

We recognized $2.12 million, $2.60 million and $2.03 million, respectively, during 2012, 2011, and 2010, in low-income housing, historic rehabilitation and qualified school construction bond tax credits as a reduction in the provision for income taxes. These credits, combined with tax exempt income earned on our municipal loan portfolio, resulted in an effective tax rate of 20.7%, 17.6% and 23.1%, for 2012, 2011, and 2010, respectively. Absent the large historic rehabilitation credits that were available in 2011, our effective tax rate for 2011 would have been approximately 20%.  As of December 31, 2012, we had a net deferred tax asset of $3.73 million arising from temporary differences between our book and tax reporting. This net deferred tax asset is included in other assets in the consolidated balance sheets.

BALANCE SHEET ANALYSIS

Our total assets increased $96.68 million, or 6.0%, to a record high of $1.71 billion at December 31, 2012 from $1.61 billion at December 31, 2011, while our average earning assets increased by $125.83 million, or 8.6%, to $1.59 billion at December 31, 2012 from $1.46 billion at December 31, 2011.

Loans

Average loans for 2012 were $1.06 billion, an $86.44 million increase over average loans for 2011 of $971.00 million.  Loans at December 31, 2012 reached a new record high of $1.08 billion, a $55.30 million increase over 2011 ending balances of $1.03 billion.  Year-to-date growth in our commercial loan portfolio has been driven by new customer acquisitions and expansion of existing relationships.

The composition of our loan portfolio is shown in the following table:

	As of December 31,
(In thousands)	2012	2011	2010	2009	2008
Commercial, financial & agricultural	$ 165,023	$ 146,990	$ 112,514	$ 113,980	$ 126,266
Municipal	84,689	101,705	67,861	44,753	2,766
Real estate – residential	489,951	439,818	422,981	435,273	395,834
Real estate – commercial	327,622	313,915	284,296	290,737	273,526
Real estate – construction	10,561	18,993	16,420	25,146	40,357
Installment	4,701	5,806	6,284	7,711	7,670
All other loans	376	399	438	938	708
	$ 1,082,923	$ 1,027,626	$ 910,794	$ 918,538	$ 847,127

Totals above are shown net of deferred loans fees of $250 thousand, $11 thousand, $(80) thousand, $(140) thousand and $(74) thousand for 2012, 2011, 2010, 2009 and 2008, respectively.

Reduced loan demand by our municipal customers led to a reduction in municipal balances during 2012.  Growth in our residential real estate portfolio continues to be driven by increased mortgage refinance volume due to the low interest rate environment.

At December 31, 2012, we serviced $2.97 million in residential mortgage loans for investors such as the Federal National Mortgage Association (“FNMA”) and the Federal Home Loan Mortgage Corporation (“FHLMC”), and other financial investors and government agencies. This servicing portfolio continued to decrease during 2012.  We have not sold a residential mortgage on the secondary market in over ten years.   We do not expected servicing revenue to be a significant revenue source in the future.

The following table presents the contractual maturities of our loan portfolio at December 31, 2012:

		Over One
	One Year	Through	Over Five
(In thousands)	Or Less	5 Years	Years	Total
Commercial, financial & agricultural	$ 55,710	$ 51,184	$ 58,129	$ 165,023
Municipal	50,735	10,007	23,947	84,689
Real estate – residential	11,011	55,198	423,742	489,951
Real estate – commercial	31,095	191,088	105,439	327,622
Real estate – construction	5,697	4,227	637	10,561
Installment	2,445	2,175	81	4,701
All other loans	376	0	0	376
	$ 157,069	$ 313,879	$ 611,975	$ 1,082,923

The following table presents loans maturing after one year that have predetermined interest rates and floating or adjustable interest rates as of December 31, 2012:

(In thousands)	Fixed	Adjustable
Commercial, financial & agricultural	$ 59,240	$ 50,073
Municipal	33,954	0
Real estate – residential	440,160	38,780
Real estate – commercial	181,625	114,902
Real estate – construction	743	4,121
Installment	2,252	4
	$ 717,974	$ 207,880

Investments

The investment portfolio is used to generate interest income, manage liquidity and mitigate interest rate sensitivity. Our investment portfolio totaled $509.09 million at December 31, 2012, a decrease of $3.22 million from the December 31, 2011 ending balance of $512.31 million.

We purchased bonds with a total book value of $325.71 million during 2012. We sold bonds with a book value of $129.43 million during 2012 for a net pre-tax gain of $507 thousand.  These trades allowed us to lock in gains on faster paying mortgage-backed securities and helped us to reduce our exposure to accelerated premium amortization in the portfolio.

The composition of our investment portfolio at carrying amounts is shown in the following table:

	As of December 31,
(In thousands)	2012	2011	2010
Available for Sale:
U.S. Treasury Obligations	$ 100	$ 250	$ 250
U.S. Agency Obligations	10,897	0	0
U.S. Government Sponsored Enterprises (“U.S. GSEs”)	59,366	90,419	47,788
FHLB Obligations	24,585	16,676	11,457
Residential Real Estate Mortgage-backed Securities (“Agency MBSs”)	148,767	183,838	174,907
Agency Commercial Mortgage Backed Securities ("Agency CMBSs")	5,029	0	0
Agency Collateralized Mortgage Obligations (“Agency CMOs”)	230,399	214,480	224,268
Collateralized Loan Obligations ("CLOs")	24,527	0	0
Non-agency Collateralized Mortgage Obligations (“Non-Agency CMOs”)	4,593	4,855	5,852
Asset Backed Securities (“ABSs”)	418	1,233	1,440
Total available for sale	508,681	511,751	465,962
Held to maturity:
Agency MBSs	407	558	794
Total held to maturity	407	558	794
Total Securities	$ 509,088	$ 512,309	$ 466,756

Agency MBSs and Agency CMOs consist of pools of residential mortgages which are guaranteed by the FNMA, FHLMC, or Government National Mortgage Association (“GNMA”) with various origination dates and maturities.  Agency CMBS consists of bonds backed by commercial real estate which are guaranteed by FNMA. CLOs are floating rate securities that consist of pools of commercial loans structured to provide very strong over collateralization and subordination.  All of our CLOs are the senior AAA tranche and are the first bond to get paid down. Non-Agency CMOs are tracked individually with updates on the performance of the underlying collateral and stress testing performed and reviewed monthly. Additionally, we monitor individual bonds that experience greater levels prepayment or market volatility.

We use an external pricing service to obtain fair market values for our investment portfolio.   We have obtained and reviewed the service provider’s pricing and reference data document. Evaluations are based on market data and vary by asset class and incorporate available trade, bid and other market information.  Because many fixed income securities do not trade on a daily basis, the service provider’s evaluated pricing applications apply available information as applicable through processes such as benchmark curves, benchmarking of like securities, sector groupings, and matrix pricing, to prepare evaluations.  In addition, model processes, such as the Option Adjusted Spread model are used to assess interest rate impact and develop prepayment scenarios.  We periodically test the values provided to us by the pricing service through a combination of back testing on actual sales of securities and by obtaining prices on all bonds from an alternative pricing source.

We have two non-Agency CMOs with a current book value of $4.59 million. Management, with the help of outside experts, has performed impairment analyses on these bonds. One of the non-Agency CMOs, with a cost basis of $3.04 million and a fair value of $3.04 million at December 31, 2012, is rated BB by Fitch and Ba2 by Moody’s. Delinquencies have been fairly low and prepayments on the bond during 2012 have led to increased credit support. We own a senior tranche in this bond. Although losses are expected in the bond overall, our position in the structure of the bond is expected to protect us from realizing losses. The second bond has a cost basis of $1.55 million and a fair value of $1.55 million. This bond is rated CC by Fitch and CCC by S&P.  We own a super senior tranche in this bond. Although losses are expected in the bond overall, our super senior position in the structure is expected to protect us from realizing losses.

We do not intend to sell the investment securities that are in an unrealized loss position, and it is unlikely that we will be required to sell the investment securities before recovery of their amortized cost bases, which may be maturity.

The contractual final maturity distribution of the debt securities classified as available for sale and held to maturity as of December 31, 2012, are as follows:

SECURITIES AVAILABLE FOR SALE (at fair value):

(In thousands)	Within One Year	After One But Within Five Years	After Five But Within Ten Years	After Ten Years	Total
U.S. Treasury Obligations	$ 0	$ 100	$ 0	$ 0	$ 100
U.S. Agency Obligations	0	0	0	10,897	10,897
U.S. GSEs	0	10,025	49,341	0	59,366
FHLB Obligations	0	0	24,585	0	24,585
Agency MBSs	316	3,387	22,854	122,210	148,767
Agency CMBSs	0	0	5,029	0	5,029
Agency CMOs	0	0	4,139	226,260	230,399
CLOs	0	0	24,527	0	24,527
Non-Agency CMOs	0	0	0	4,593	4,593
ABSs	0	0	0	418	418
	$ 316	$ 13,512	$ 130,475	$ 364,378	$ 508,681
Weighted average investment yield	3.94%	2.14%	2.16%	2.36%

SECURITIES HELD TO MATURITY (at amortized cost):

(In thousands)	Within One Year	After One But Within Five Years	After Five But Within Ten Years	After Ten Years	Total
Agency MBSs	$ 11	$ 73	$ 0	$ 323	$ 407
Weighted average investment yield	7.02%	6.94%	0	6.52%

Actual maturities will differ from contractual maturities because borrowers may have rights to call or prepay obligations. Maturities of mortgage-backed securities and collateralized mortgage obligations are based on final contractual maturities.

As a member of the Federal Home Loan Bank system, we are required to invest in stock of the FHLBB in an amount determined based on our borrowings from the FHLBB.  At December 31, 2012, our investment in FHLBB stock totaled $8.15 million.  Dividend income on FHLBB stock of $45 thousand and $32 thousand was recorded during 2012 and 2011, respectively. The FHLBB continues to be classified as “adequately capitalized” by its primary regulator. Based on current available information, we have concluded that our investment in FHLBB stock is not impaired.  We will continue to monitor our investment in FHLBB stock.

Other Assets

Bank Premises and Equipment increased to $16.08 million at December 31, 2012 from $14.23 million at year-end 2011.  During 2012, we relocated our branch in Barre, Vermont, to a newly constructed facility in a more favorable location.

Investments in Real Estate Limited Partnerships increased $234 thousand due to additional investments made. These partnerships provide affordable housing in the communities in which we do business, and provide us with a high targeted rate of return on our investment.

We entered into a sale leaseback arrangement for our principal office in South Burlington, Vermont, in June 2008. Deferred gains on the sale leaseback transaction resulted in a $423 thousand offset to rent expense per year through 2016 and $635 thousand thereafter.

Deposits

Our deposit balances at December 31, 2012 increased $93.20 million, or 7.91%, to a record high of $1.27 billion from $1.18 billion at December 31, 2011. The composition of our deposit balances is shown in the following table:

	As of December 31,
(In thousands)	2012	2011	2010
Demand	$ 240,491	$ 197,522	$ 141,412
Savings and interest bearing checking	363,902	326,226	294,963
Money market accounts	336,289	305,884	289,618
Time deposits	330,398	348,248	366,203
	$ 1,271,080	$ 1,177,880	$ 1,092,196

Growth during 2012 has been concentrated in our transaction account categories. Demand deposits have shown solid growth during 2012 increasing by $42.97 million, or 21.75%, to $240.49 million at December 31, 2012 from $197.52 million at December 31, 2011, due in part to the continued migration away from time deposit categories during 2012. Total time deposits decreased during 2012 by $17.85 million to $330.40 million compared to 2011. Time deposits decreased to 26.0% of total deposits at December 31, 2012 from 29.6% of total deposits at December 31, 2011. Other transaction account categories have increased $68.08 million during 2012 compared to 2011.

The Transaction Account Guarantee (“TAG”) program, which provided unlimited coverage of noninterest-bearing transaction deposit accounts expired on January 1, 2013.  We have offered customers affected by the expiration of the TAG program an alternative account that will provide them the same benefit.  To date, we have not seen any material deposit outflows related to the expiration of TAG.

Time deposits of $100 thousand and greater at December 31, 2012 and 2011 had the following schedule of maturities:

	As of December 31,
(In thousands)	2012	2011
Three months or less	$ 24,738	$ 32,836
Three to six months	31,762	26,169
Six to twelve months	39,939	39,103
One to five years	26,932	29,195
	$ 123,371	$ 127,303

Other Liabilities

Balances in our cash management sweep product increased 9.5% to $287.52 million at December 31, 2012 compared to $262.53 million at December 31, 2011. The balances are included with “Securities sold under agreements to repurchase” on the accompanying consolidated balance sheet. The increase is attributable to new and expanded municipal banking relationships. As mentioned previously, we prepaid $20 million in long-term debt during 2012.

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

These hybrid securities qualify as regulatory capital, up to certain regulatory limits. At the same time, they are considered debt for tax purposes, and as such, interest payments are fully deductible. The trust preferred securities total $20.62 million, and carried a fixed rate of interest through December 2009, at which time the rate became variable and adjusts quarterly at three-month LIBOR plus 1.95%. We entered into two interest rate swap arrangements for our trust preferred issuance which were effective beginning on December 15, 2009. One swap fixed the interest rate on $10 million at 6.50% for three years; this swap expired on December 15, 2012 and has not been extended or renewed.  The second swap fixed the rate on $10 million at 5.23% and expires on December 15, 2016. The impact on net interest income for 2012, 2011 and 2010 from the interest expense on the trust preferred securities was $1.18 million, $1.19 million and $1.19 million per year, respectively. The trust preferred securities mature on December 31, 2034, and are redeemable without penalty at our option, subject to prior approval by the FRB.

CREDIT QUALITY AND ALLOWANCE FOR CREDIT LOSSES

The United States economy showed slight improvement during 2012, although high unemployment and foreclosure rates continued in certain parts of the country.  Although Vermont, our primary market, has not been immune to this economic turmoil, the state has one of the lowest foreclosure rates in the country, home price depreciation has been muted, and the unemployment rate is lower than the national average.

Credit quality

Credit quality is a major strategic focus and strength of our company.  Although we actively manage current nonperforming and classified loans, there is no assurance that we will not have increased levels of problem assets in the future.  The make up of the nonperforming pool is dynamic with accounts moving in and out of this category over time. The following table summarizes our nonperforming loans (“NPL”) and nonperforming assets (“NPA”) as of December 31, 2008, through December 31, 2012:

(In thousands)	2012	2011	2010	2009	2008
Nonaccrual loans	$ 2,355	$ 1,953	$ 3,171	$ 13,412	$ 9,361
Loans past due greater than 90 days and accruing	0	0	384	88	57
Troubled debt restructurings (“TDR”)	557	558	549	981	2,225
Total nonperforming loans	2,912	2,511	4,104	14,481	11,643
OREO	0	358	191	655	802
Total nonperforming assets	$ 2,912	$ 2,869	$ 4,295	$ 15,136	$ 12,445

Non-performing loans at December 31, 2012 were $2.91 million.  The increase compared to December 31, 2011 was primarily due to the downgrade of one jumbo residential mortgage customer. Of the $2.91 million in nonperforming loans in the table above, $705 thousand are commercial loans and $2.21 million are residential mortgages and home equity loans.

We originate traditional mortgage and home equity products which are fully documented and underwritten. We take a proactive risk management approach by conducting periodic stress-testing of the existing residential loan portfolio and adjusting underwriting requirements, if necessary, based upon the results of the analysis. The assumptions used in the stress testing include: credit score migration; calculation of possible losses using conservative assumptions of market decline; review of life-of-loan delinquency levels relative to loan size and credit score; analysis of the portfolio by loan size, and distribution within the portfolio by loan-to-value ratios. Based upon the results of assessments of the residential loan portfolio conducted in 2012 and 2011, Management concluded that current reserve levels were adequate.

Our analysis indicates that, through a combination of estimated collateral value and, where needed, an appropriately allocated reserve, any additional loss exposure on current non-accruing loans is minimal.

TDRs represent balances where the existing loan was modified involving a concession in rate, term or payment amount due to the distressed financial condition of the borrower. There were eight restructured residential mortgages at December 31, 2012 with balances totaling $372 thousand. There were two restructured commercial loans at December 31, 2012 with balances totaling $185 thousand.  Eight of the ten TDRs at December 31, 2012 continue to pay as agreed according to the modified terms and all but one of these loans are considered well-secured; two of the TDRs are in foreclosure.

Excluded from the nonperforming balances discussed above are our loans that are 30 to 89 days past due, which are not necessarily considered classified or impaired.  Loans 30 to 89 days past due as a percentage of total loans as of the periods indicated are presented in the following table:

Year Ended	30-89 Days
December 31, 2012	0.00%
December 31, 2011	0.02%
December 31, 2010	0.14%
December 31, 2009	0.09%
December 31, 2008	0.16%

Loans, including impaired loans, are generally classified as nonaccrual if they are past due as to maturity or payment of principal or interest for a period of more than 90 days. If a loan or a portion of a loan is internally classified as impaired or is partially charged-off, the loan is generally classified as nonaccrual. Loans that are on a current payment status or past due less than 90 days may also be classified as nonaccrual if repayment in full of principal and/or interest is in doubt. Income accruals are suspended on all nonaccruing loans, and all previously accrued and uncollected interest is charged against current income.

Loans may be returned to accrual status when there is a sustained period of repayment performance (generally a minimum of six months) by the borrower, in accordance with the contractual terms of the loans and all principal and interest amounts contractually due, including arrearages, are reasonably assured of repayment within an acceptable period of time.

While a loan is classified as nonaccrual and the future collectability of the recorded loan balance is uncertain, any payments received are generally applied to reduce the principal balance. When the future collectability of the recorded loan balance is expected, interest income may be recognized on a cash basis. In the case where a nonaccrual loan has been partially charged-off, recognition of interest on a cash basis is limited to that which would have been recognized on the recorded loan balance at the contractual interest rate. Interest collections in excess of that amount are recorded as a reduction of principal.

A loan remains in nonaccruing status until the factors which suggest doubtful collectability no longer exist, the loan is liquidated, or when the loan is determined to be uncollectible, and is charged off against the allowance for loan losses.  In those cases where a nonaccruing loan is secured by real estate, we can, and may, initiate foreclosure proceedings.  The result of such action will either be to cause repayment of the loan with the proceeds of a foreclosure sale or to give us possession of the collateral in order to manage a future resale of the real estate.  Foreclosed property is recorded at the lower of its cost or estimated fair value, less any estimated costs to sell and is actively marketed. Any cost in excess of the estimated fair value on the transfer date is charged to the allowance for loan losses, while further declines in market values are recorded as OREO expense in the consolidated statement of income. Impaired loans, which primarily consist of non-accruing residential mortgage and commercial real estate loans and TDRs, totaled $3.02 million and $2.51 million at December 31, 2012 and 2011, respectively.  At December 31, 2012, $1.85 million of impaired loans had specific reserve allocations totaling $569 thousand.

Substandard loans at December 31, 2012 totaled $19.51 million, of which $17.36 million in loans continue to accrue interest.   Loans identified as substandard have well-defined weaknesses that, if not addressed, could result in a loss.  These accruing substandard loans have generally continued to pay promptly and Management conducts regularly scheduled comprehensive reviews of the borrowers’ financial condition, payment performance, accrual status and collateral.  These reviews also ensure that these troubled accounts are properly administered with a focus on loss mitigation and that any potential loss exposures are appropriately quantified, and reserved for. The findings of this review process are a key component in assessing the adequacy of our loan loss reserve.

Accruing substandard loans at December 31, 2012 reflect a $4.95 million increase in balances since December 31, 2011. At December 31, 2012, accruing substandard loans related to owner-occupied commercial real estate totaled $11.80 million, investor commercial real estate loans totaled $1.45 million, residential mortgage loans totaled $797 thousand, multifamily real estate loans totaled $1.35 million, and $1.96 million in substandard loans are outstanding to corporate borrowers in a variety of different industries. Eight borrowers in a variety of industries account for 70% of the total accruing substandard loans, and approximately $2.17 million of the total accruing substandard loans carry some form of government guarantee.

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

The following table summarizes the allowance for loan losses allocated by loan type:

(In thousands)	2012	2011	2010	2009	2008
Commercial, financial & agricultural	$ 2,915	$ 2,412	$ 2,112	$ 3,106	$ 2,840
Municipal	494	307	236	134	0
Real estate – residential	3,494	3,025	2,367	2,222	1,033
Real estate – commercial	4,444	4,442	5,098	4,943	4,254
Real estate – construction	187	393	277	349	542
Installment	17	23	24	39	4
All other loans	11	17	21	183	221
Allowance for loan losses	$ 11,562	$ 10,619	$ 10,135	$ 10,976	$ 8,894

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

The following table reflects our loan loss experience and activity in the Allowance for Credit Losses for the past five years:

(In thousands)	2012	2011	2010	2009	2008
Average loans outstanding	$ 1,057,446	$ 971,003	$ 912,363	$ 901,582	$ 781,645
Allowance beginning of year	11,353	10,754	11,702	9,311	8,350
Charge-offs:
Commercial, financial & agricultural and all other loans	(9)	(80)	(1,691)	(1,355)	(16)
Real estate – residential	(20)	(83)	(25)	(255)	(28)
Real estate – commercial	(32)	(60)	(259)	(258)	0
Real estate – construction	0	(96)	0	0	(637)
Installment	0	(10)	(2)	(8)	0
Total charge-offs	(61)	(329)	(1,977)	(1,876)	(681)
Recoveries:
Commercial, financial & agricultural and all other loans	30	101	2,128	110	60
Real estate – residential	14	4	20	2	1
Real estate – commercial	1	44	31	51	56
Real estate – construction	25	25	593	3	0
Installment	0	4	7	1	0
Total recoveries	70	178	2,779	167	117
Net recoveries (charge-offs)	9	(151)	802	(1,709)	(564)
Provision (credit) for credit losses	950	750	(1,750)	4,100	1,525
Allowance end of year	$ 12,312	$ 11,353	$ 10,754	$ 11,702	$ 9,311
Ratio of net charge-offs to average loans outstanding	0.00%	(0.02)%	0.09%	(0.19)%	(0.07)%
Components:
Allowance for loan losses	$ 11,562	$ 10,619	$ 10,135	$ 10,976	$ 8,894
Reserve for undisbursed lines of credit	750	734	619	726	417
Allowance for credit losses	$ 12,312	$ 11,353	$ 10,754	$ 11,702	$ 9,311

The increase in the provision from 2011 to 2012 was primarily a result of our loan growth during 2012.

The following table reflects our nonperforming asset and coverage ratios as of the dates indicated:

	2012	2011	2010	2009	2008
NPL to total loans	0.27%	0.24%	0.45%	1.58%	1.37%
NPA to total assets	0.17%	0.18%	0.29%	1.05%	0.93%
Allowance for loan losses to total loans	1.07%	1.03%	1.11%	1.19%	1.05%
Allowance for loan losses to NPL	397%	423%	247%	76%	76%

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

The Loan Committee and the credit department regularly monitor our loan portfolio. The entire loan portfolio, as well as individual loans, is reviewed for loan performance, compliance with internal policy requirements and banking regulations, creditworthiness, and strength of documentation. We monitor loan concentrations by individual borrowers, industries and loan types. As part of the annual credit policy review process, targets are set by loan type for the total portfolio. Credit risk ratings assessing inherent risk in individual loans are assigned to commercial loans at origination and are routinely reviewed by lenders and Management on a periodic basis according to total exposure and risk rating. These internal reviews assess the adequacy of all aspects of credit administration, additionally, we maintain an on-going active monitoring process of loan performance during the year.  We have also hired external loan review firms to assist in monitoring both the commercial and residential loan portfolios. The commercial loan review firm reviews at a minimum 60% in dollar volume of our commercial loan portfolio each year. These comprehensive reviews assessed the accuracy of our risk rating system as well as the effectiveness of credit administration in managing overall credit risks.

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

As of December 31, 2012, we could borrow up to $45 million in overnight funds through unsecured borrowing lines established with correspondent banks.  We have established both overnight and longer term lines of credit with FHLBB.  FHLBB borrowings are secured by residential mortgage loans. The total amount of loans pledged to the FHLBB for both short and long-term borrowing arrangements totaled $342.56 million at December 31, 2012. We have additional borrowing capacity with the FHLBB of $232.34 million as of December 31, 2012.  We have also established a borrowing facility with the FRB which will enable us to borrow at the discount window. Additionally, we have the ability to borrow through the use of repurchase agreements, collateralized by Agency MBS and Agency CMO, with certain approved counterparties. Our investment portfolio, which is managed by the ALCO, has a book value of $499.78 million at December 31, 2012, of which $349.45 million was pledged.  The portfolio is a reliable source of cash flow for us. We closely monitor our short term cash position.  Any excess funds are either left on deposit at the FRB, or are in a fully insured account with one of our correspondent banks.

FHLBB short-term borrowings mature daily and there was no outstanding balance at December 31, 2012. The demand note due to the U.S. Treasury matures daily and bears interest at the federal funds rate less 0.25%. The rate on this borrowing at December 31, 2012 was zero.

	Year Ended December 31, 2012	Year Ended December 31, 2011
FHLBB and other short-term borrowings
Amount outstanding at end of period	$ 0	$ 0
Maximum month-end amount outstanding	97,000	0
Average amount outstanding	38,290	359
Weighted average-rate during the period	0.28%	0.28%
Weighted average rate at period end	0%	0%
Demand note due U.S. Treasury
Amount outstanding at end of period	$ 0	$ 0
Maximum month-end amount outstanding	0	3,013
Average amount outstanding	0	1,794
Weighted average-rate during the period	0%	0%
Weighted average rate at period-end	0%	0%
Securities sold under agreement to repurchase, short-term
Amount outstanding at end of period	$ 287,520	$ 262,527
Maximum month-end amount outstanding	303,420	266,897
Average amount outstanding	230,281	217,823
Weighted average-rate during the period	0.73%	0.95%
Weighted average rate at period end	0.47%	0.91%

Contractual Obligations

We have certain long-term contractual obligations, including long-term debt agreements, operating leases for branch operations, and time deposits. The maturity schedules for these obligations are as follows:

(In thousands)	Less than One year	One Year To Three Years	Three Years To Five Years	Over Five Years	Total
Debt maturities	$ 81	$ 166	$ 172	$ 2,064	$ 2,483
Junior subordinated debentures	0	0	0	20,619	20,619
Operating lease payments	1,134	1,838	1,583	4,857	9,412
Time deposits	262,857	49,333	18,208	0	330,398
	$ 264,072	$ 51,337	$ 19,963	$ 27,540	$ 362,912

Commitments and Off-Balance Sheet Risk

We are a party to financial instruments with off‑balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments primarily include commitments to extend credit and financial guarantees. Such instruments involve, to varying degrees, elements of credit and interest rate risk that are not recognized in the accompanying consolidated balance sheets.

Exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and financial guarantees written is represented by the contractual amount of those instruments. We use the same credit policies in making commitments as we do for on‑balance sheet instruments. The contractual amounts of these financial instruments at December 31, 2012 are as follows:

(In thousands)	Contractual Amount
Financial instruments whose contract amounts represent credit risk:
Commitments to originate loans	$ 13,624
Unused lines of credit	180,812
Standby letters of credit	4,481
Loans sold with recourse	8
Equity commitments to affordable housing limited partnerships	869

Commitments to originate loans are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments to originate loans generally have expiration dates within 60 days of the commitment. Unused lines of credit have expiration dates ranging from one to two years from the date of the commitment. Because a portion of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent a future cash requirement.  We evaluate each customer's creditworthiness on a case‑by‑case basis. Upon extension of credit, we obtain an appropriate amount of real and/or personal property as collateral based on our credit evaluation of the counterparty.
We do not issue any guarantees that would require liability-recognition or disclosure, other than standby letters of credit. We have issued conditional commitments in the form of standby letters of credit to guarantee payment on behalf of a customer and guarantee the performance of a customer to a third party. Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit totaled approximately $4.48 million and $4.26 million at December 31, 2012 and 2011, respectively, and represent the maximum potential future payments we could be required to make. Typically, these instruments have terms of 12 months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance sheet instruments. Our policies governing loan collateral apply to standby letters of credit at the time of credit extension. LTV ratios are generally consistent with LTV requirements for other commercial loans secured by similar types of collateral. The fair value of our standby letters of credit at December 31, 2012 and 2011 was insignificant.

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

Capital Resources

In general, capital growth is essential to support deposit and asset growth and to ensure our strength and safety. Net income increased our capital by $15.19 million in 2012, $14.62 million in 2011 and $15.46 million in 2010. Payment of dividends decreased our capital by $7.01 million, $6.95 million and $6.90 million while the use of treasury stock to fund our dividend reinvestment plan increased our capital by $683 thousand, $719 thousand and $762 thousand during 2012, 2011 and 2010, respectively. In December 2004, we privately placed $20 million in capital securities as part of pooled trust preferred program. These capital securities have certain features that make them an attractive funding vehicle. The securities qualify as regulatory capital under regulatory adequacy guidelines, and are included in capital in the table below.

Changes in the market value of our available for sale investment portfolio, net of tax, decreased capital by $665 thousand in 2012 and increased capital by $1.94 million in 2011. Our pre-tax unrecognized net actuarial loss in our pension plan was $4.82 million at December 31, 2012 which resulted in a cumulative after-tax charge to equity of $3.13 million.  Our unrealized loss on our interest rate swaps, net of taxes, at December 31, 2012, reduced capital by a cumulative $688 thousand.

We extended, through January 2014, our stock buyback program, originally adopted in January 2007. Under the program, we may repurchase up to 200,000 shares of our common stock on the open market from time to time, and have purchased 143,475 shares at an average price per share of $22.94 since the program's adoption in 2007. We did not repurchase any of our shares during 2012, and do not expect to repurchase shares in the near future.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

RISK MANAGEMENT

General

Our Management and Board of Directors are committed to sound risk management practices throughout the organization. We have developed and implemented a centralized risk management monitoring program. Risks associated with our business activities and products are identified and measured as to probability of occurrence and impact on us (low, moderate, or high), and the control or other activities in place to manage those risks are identified and assessed. Periodically, department-level and senior managers re-

evaluate and report on the risk management processes for which they are responsible. This documented program provides us with a comprehensive framework for monitoring our risk profile from a macro perspective. It also serves as a tool for assessing internal controls over financial reporting as required under the FDICIA and the Sarbanes-Oxley Act of 2002.

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

Liquidity Risk

Our liquidity is measured by our ability to raise cash when needed at a reasonable cost.  We must be capable of meeting expected and unexpected obligations to customers at any time.  Given the uncertain nature of customer demands as well as the need to maximize earnings, we must have available reasonably priced sources of funds, on- and off-balance sheet, which can be accessed quickly in time of need.  As discussed above under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resource Management,” we have several sources of readily available funds, including the ability to borrow using our investment portfolio as collateral.  We also monitor our liquidity on a quarterly basis in compliance with our Liquidity Contingency Plan. Our liquidity monitoring process identifies early liquidity stress triggers, and also allows us to model worst case liquidity scenarios, and various responses to those scenarios.

Financial markets have been volatile and challenging for many financial institutions. Because of our favorable credit quality and strong balance sheet, we have not experienced any liquidity constraints through the end of 2012.  During the past several quarters, our liquidity position has been strong, as depositors and investors in the wholesale funding markets seek strong financial institutions.

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

The ALCO consultant’s most recent review was as of December 31, 2012. The consultant ran a base simulation assuming no changes in rates as well as a 200 basis point rising and, because rates continue to be very low, a 100 basis point falling interest rate scenario that assumes a parallel and pro rata shift of the yield curve over a one-year period, and no growth assumptions.  Additionally, the consultant ran a 400 basis point rising simulation that assumed a parallel shift of the curve over 24 months, a 500 basis point rising simulation which assumed the curve flattened over a 24 month time frame, and a 500 basis point rising simulation which assumed the increase in rates was delayed by two years.   A summary of the results is as follows:

Current/Flat Rates: Net interest income levels are projected to trend downward throughout the simulation as the sustained low rate environment causes continued margin pressures as assets continue to reprice and are replaced at lower rates than the existing portfolio, while funding costs are at or near their floors.

Falling Rates: If rates fall 100 basis points our net interest income is projected to trend downward and below that of the current rate scenario as another round of falling rates would drive asset yields even lower while funding costs would drop to near zero.

Rising Rates:    Higher rates are better for us under all scenarios as our low cost deposits are worth more to us when they can be invested at higher rates. In the up 200 basis points scenario, net interest income is projected to move up quickly as asset yields reprice up more quickly than funding costs and asset cash flows are reinvested at higher rates. If rates remain at current low levels for another two years, the benefit of rising rates is muted because the starting point for asset yields will be much lower.

We have established a target range for the change in net interest income in year one of zero to 7.5%. The net interest income simulation as of December 31, 2012 showed that the change in net interest income for the next 12 months from our expected or “most likely” forecast was as follows:

Rate Change	Percent Change in Net Interest Income
Up 200 basis points	3.47%
Down 100 basis points	(1.04)%

The change in net interest income in the second year of the simulation shows a much more pronounced downward trend in the flat and down 100 basis points scenarios, the projected change is (6.94)% and (13.13)%, respectively, while the up 200 basis points simulation produces an increase of 4.16%.  The degree to which this exposure materializes will depend, in part, on our ability to manage our balance sheet as interest rates rise or fall.

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

The most significant ongoing factor affecting market risk exposure of net interest income during the year ended December 31, 2012 was the sustained low interest rate environment.  Net interest income exposure is also significantly affected by the shape and level of the U.S. Government securities and interest rate swap yield curves, and changes in the size and composition of the loan, investment and deposit portfolios.  During 2012, the two year Treasury note remained flat at 25 basis points and the ten year Treasury note decreased by 11 basis points to 178 basis points.  The spread between the two year and the ten year Treasury notes at December 31, 2012 was 153 basis points, compared to 164 basis points at December 31, 2011.

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

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Merchants Bancshares, Inc.

Consolidated Balance Sheets

	December 31,	December 31,
(In thousands except share and per share data)	2012	2011
ASSETS
Cash and due from banks	$34,547	$10,392
Interest earning deposits with banks and other short-term investments	42,681	27,420
Total cash and cash equivalents	77,228	37,812
Investments:
Securities available for sale, at fair value	508,681	511,751
Securities held to maturity (fair value of $454 and $624)	407	558
Total investments	509,088	512,309
Loans	1,082,923	1,027,626
Less: Allowance for loan losses	11,562	10,619
Net loans	1,071,361	1,017,007
Federal Home Loan Bank stock	8,145	8,630
Bank premises and equipment, net	16,077	14,232
Investment in real estate limited partnerships	5,423	5,189
Other assets	21,228	16,690
Total assets	$1,708,550	$1,611,869
LIABILITIES
Deposits:
Demand (noninterest bearing)	$240,491	$197,522
Savings, interest bearing checking and money market accounts	700,191	632,110
Time deposits $100 thousand and greater	123,371	127,303
Other time deposits	207,027	220,945
Total deposits	1,271,080	1,177,880
Securities sold under agreements to repurchase	287,520	262,527
Other long-term debt	2,483	22,562
Junior subordinated debentures issued to unconsolidated subsidiary trust	20,619	20,619
Other liabilities	8,627	18,744
Total liabilities	1,590,329	1,502,332
Commitments and contingencies (Note 15)
SHAREHOLDERS' EQUITY
Preferred stock
Class A non-voting shares authorized - 200,000, none outstanding	0	0
Class B voting shares authorized - 1,500,000, none outstanding	0	0
Common stock, $.01 par value	67	67
Authorized 10,000,000 shares; issued 6,651,760 at December 31, 2012 and December 31, 2011
Outstanding: 5,957,870 at December 31, 2012 and 5,907,080 at December 31, 2011
Capital in excess of par value	36,742	36,544
Retained earnings	87,580	79,393
Treasury stock, at cost: 693,890 shares at December 31, 2012 and 744,680 shares at December 31, 2011	(14,786)	(15,817)
Deferred compensation arrangements	6,403	6,248
Accumulated other comprehensive income	2,215	3,102
Total shareholders' equity	118,221	109,537
Total liabilities and shareholders' equity	$1,708,550	$1,611,869

See accompanying notes to consolidated financial statements

Merchants Bancshares, Inc.

Consolidated Statements of Income

	Years Ended December 31,
(In thousands except per share data)	2012	2011	2010
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$44,977	$45,271	$46,041
Investment income:
Interest and dividends on investment securities	11,834	12,644	14,140
Interest on interest earning deposits with banks and other short-term investments	46	103	81
Total interest and dividend income	56,857	58,018	60,262
INTEREST EXPENSE
Savings, interest bearing checking and money market accounts	776	1,167	1,461
Time deposits $100 thousand and greater	1,025	1,135	1,292
Other time deposits	1,750	2,172	2,861
Securities sold under agreement to repurchase and other short-term debt	1,790	2,065	1,623
Long-term debt	1,542	2,105	3,870
Total interest expense	6,883	8,644	11,107
Net interest income	49,974	49,374	49,155
Provision (credit) for credit losses	950	750	(1,750)
Net interest income after provision for credit losses	49,024	48,624	50,905
NONINTEREST INCOME
Changes in fair value on impaired securities	0	(65)	329
Non-credit related (gain) losses on securities not expected to be sold (recognized in other comprehensive income)	0	10	(498)
Net impairment losses	0	(55)	(169)
Net gains on investment securities	507	1,049	2,082
Trust division income	2,685	2,516	2,163
Service charges on deposits	4,078	4,298	4,929
Equity in losses of real estate limited partnerships	(1,516)	(1,766)	(1,672)
Gain on sale of other assets	1,083	0	0
Other	4,644	4,338	4,298
Total noninterest income	11,481	10,380	11,631
NONINTEREST EXPENSE
Compensation and benefits	19,582	20,517	20,499
Occupancy expense	3,826	3,824	3,703
Equipment expense	3,626	3,366	2,932
Legal and professional fees	2,545	2,811	2,443
Marketing	1,841	1,733	1,505
State franchise taxes	1,295	1,265	1,151
FDIC insurance	866	936	1,415
Prepayment penalty on long-term debt	1,363	861	3,071
Other Real Estate Owned ("OREO") expenses	197	193	(298)
Other	6,193	5,754	6,006
Total noninterest expense	41,334	41,260	42,427
Income before provision for income taxes	19,171	17,744	20,109
Provision for income taxes	3,977	3,124	4,648
NET INCOME	$15,194	$14,620	$15,461

Basic earnings per common share	$2.43	$2.35	$2.51
Diluted earnings per common share	$2.42	$2.35	$2.51

See accompanying notes to consolidated financial statements

Merchants Bancshares, Inc.

Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(In thousands)	2012	2011	2010
Net income	$15,194	$14,620	$15,461
Other comprehensive (loss) income, net of tax:
Change in net unrealized (loss) gain on securities available for sale, net of taxes of $(181), $1,394 and $300	(336)	2,590	558
Reclassification adjustments for net securities gain included in net income, net of taxes of $(178), $(348) and $(729)	(329)	(646)	(1,354)
Change in net unrealized loss on interest rate swaps, net of taxes of $122, $(66) and $(197)	226	(123)	(366)
Pension liability adjustment, net of taxes of $(241), $(213) and $93	(448)	(396)	172
Other comprehensive (loss) income	(887)	1,425	(990)
Comprehensive income	$14,307	$16,045	$14,471

See accompanying notes to consolidated financial statements

Merchants Bancshares, Inc.

Consolidated Statements of Changes in Shareholders' Equity

For the Years Ended December 31, 2012, 2011, and 2010

						Accumulated
		Capital in			Deferred	Other
	Common	Excess of	Retained	Treasury	Compensation	Comprehensive
(In thousands except per share data)	Stock	Par Value	Earnings	Stock	Arrangements	Income (loss)	Total
Balance at December 31, 2009	$67	$36,278	$63,165	$(17,798)	$6,246	$2,667	$90,625
Net income	0	0	15,461	0	0	0	15,461
Dividends paid ($1.12 per share)	0	0	(6,901)	0	0	0	(6,901)
Sale of treasury stock	0	0	0	10	0	0	10
Distribution of stock under deferred compensation arrangements	0	0	0	455	(455)	0	0
Shares issued under stock plans, net of excess tax benefit	0	(7)	0	63	207	0	263
Share based compensation expense	0	101	0	0	0	0	101
Dividend reinvestment plan	0	(24)	0	434	352	0	762
Other comprehensive income	0	0	0	0	0	(990)	(990)
Balance at December 31, 2010	$67	$36,348	$71,725	$(16,836)	$6,350	$1,677	$99,331
Net income	0	0	14,620	0	0	0	14,620
Dividends paid ($1.12 per share)	0	0	(6,952)	0	0	0	(6,952)
Sale of treasury stock	0	1	0	13	0	0	14
Distribution of stock under deferred compensation arrangements	0	0	0	432	(432)	0	0
Shares issued under stock plans, net of excess tax benefit	0	19	0	273	(76)	0	216
Share based compensation expense	0	110	0	0	54	0	164
Dividend reinvestment plan	0	66	0	301	352	0	719
Other comprehensive loss	0	0	0	0	0	1,425	1,425
Balance at December 31, 2011	$67	$36,544	$79,393	$(15,817)	$6,248	$3,102	$109,537
Net income	0	0	15,194	0	0	0	15,194
Dividends paid ($1.12 per share)	0	0	(7,007)	0	0	0	(7,007)
Sale of treasury stock	0	2	0	16	0	0	18
Distribution of stock under deferred compensation arrangements	0	0	0	386	(386)	0	0
Shares issued under stock plans, net of excess tax benefit	0	41	0	380	90	0	511
Share based compensation expense	0	72	0	0	100	0	172
Dividend reinvestment plan	0	83	0	249	351	0	683
Other comprehensive income	0	0	0	0	0	(887)	(887)
Balance at December 31, 2012	$67	$36,742	$87,580	$(14,786)	$6,403	$2,215	$118,221

See accompanying notes to consolidated financial statements

Merchants Bancshares, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
(In thousands)	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,194	$14,620	$15,461
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for loan losses	950	750	(1,750)
Deferred tax expense (benefit)	772	(1,337)	205
Depreciation and amortization	1,948	1,891	1,700
Amortization of investment security premiums and accretion of discounts, net	2,330	3,858	4,827
Stock option expense	172	164	101
Contribution to pension plan	(5,000)	0	0
Net gains on sales of investment securities	(507)	(1,049)	(2,082)
Other-than-temporary impairment losses on investment securities	0	55	169
Net gains on sale of loans	0	(25)	(12)
Net (gains) losses on sale of premises, equipment and other assets	(1,040)	119	23
Gains on sale of other real estate owned	(7)	(50)	(537)
Equity in losses of real estate limited partnerships, net	1,516	1,766	1,672
Changes in assets and liabilities:
Net change in interest receivable	753	(129)	(211)
Net change in other assets	(2,333)	2,130	(877)
Net change in interest payable	2,196	(96)	(467)
Net change in other liabilities	(11,282)	8,726	(5,888)
Net cash provided by operating activities	5,662	31,393	12,334
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investment securities available for sale	129,936	131,858	58,477
Proceeds from maturities of investment securities available for sale	186,540	181,385	245,890
Proceeds from maturities of investment securities held to maturity	151	236	365
Proceeds from redemption of Federal Home Loan Bank stock	485	0	0
Purchases of investment securities available for sale	(316,251)	(358,906)	(366,816)
Loan originations (in excess of) less than principal payments	(55,428)	(117,536)	7,467
Proceeds from sales of loans, net	0	80	290
Proceeds from sale of other assets	334	0	0
Proceeds from sale of premises and equipment	788	52	4
Proceeds from sales of other real estate owned	505	380	1,801
Real estate limited partnership investments	(1,750)	(1,702)	(1,705)
Purchases of bank premises and equipment	(3,877)	(1,929)	(3,001)
Net cash used in investing activities	(58,567)	(166,082)	(57,228)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	93,200	85,684	48,877
Net (decrease) increase in short-term borrowings	0	(2,964)	1,561
Net increase in securities sold under agreement to repurchase, short-term	24,993	37,834	46,378
Net decrease in securities sold under agreement to repurchase, long-term	0	(7,500)	(46,500)
Principal payments on long-term debt	(20,079)	(8,577)	(76)
Cash dividends paid	(6,324)	(6,233)	(6,139)
Sale of treasury stock	18	14	10
Increase in deferred compensation arrangements	213	216	202
Proceeds from exercise of stock options, net of withholding taxes	280	0	59
Tax benefit from exercise of stock options	20	1	2
Net cash provided by financing activities	92,321	98,475	44,374
Increase (decrease) in cash and cash equivalents	39,416	(36,214)	(520)
Cash and cash equivalents beginning of period	37,812	74,026	74,546
Cash and cash equivalents end of period	$77,228	$37,812	$74,026

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Total interest payments	$4,687	$8,739	$11,575
Total income tax payments	5,950	1,950	8,400
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Distribution of stock under deferred compensation arrangements	$391	$432	$455
Distribution of treasury stock in lieu of cash dividend	683	719	762
Non-cash exercise of stock options	130	124	0
Transfer of loans to other real estate owned	140	497	800
(Decrease) increase in payable for investments purchased	(9,461)	9,461	(3,000)

See accompanying notes to consolidated financial statements

Merchants Bancshares, Inc.

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Merchants Bancshares, Inc., and its wholly-owned subsidiary Merchants Bank (collectively “Merchants”, “we,” “us, “our”). All material intercompany accounts and transactions are eliminated in consolidation. We offer a full range of deposit, loan, cash management, and trust services to meet the financial needs of individual consumers, businesses and municipalities at 33 full-service banking offices throughout the state of Vermont as of December 31, 2012.

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

Federal Home Loan Bank System

We are a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank of Boston (“FHLBB”) provides a central credit facility primarily for member institutions. Member institutions are required to acquire and hold shares of capital stock in the FHLBB in an amount at least equal to the sum of 0.35% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year. We were in compliance with this requirement at December 31, 2012.

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

Troubled Debt Restructuring (“TDR”)

Loans are designated as a TDR when a concession is made on a credit as a result of financial difficulties of the borrower. Typically, such concessions consist of a reduction in interest rate to a below market rate, taking into account the credit quality of the note, or a deferment or reduction of payments, principal or interest, which alters the Bank’s position or significantly extends the note’s maturity date, such that the present value of cash flows to be received is less than those contractually established at the loan’s origination.

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

Income Taxes

Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. Low-income housing tax credits and historic rehabilitation credits are recognized as a reduction of income tax expense in the year in which they are earned. Penalties and/or interest were zero or immaterial for 2012, 2011 and 2010 and were classified as other noninterest expense in our consolidated statements of income. Our policy is to reduce deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

Investments in Real Estate Limited Partnerships

We have investments in various real estate limited partnerships that acquire, develop, own and operate low and moderate-income housing. Our ownership interest in these limited partnerships ranges from 3.3% to 99.9% as of December 31, 2012. We account for our investments in these limited partnerships, where we neither actively participate nor have a controlling interest, under the equity method of accounting.

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

Deferred Compensation Plans

The Merchants Bancshares, Inc. and Subsidiaries 2008 Compensation Plan for Non-Employee Directors and Trustees provides a compensation plan for our non-employee directors and our subsidiaries’ non-employee directors and trustees.  Under the plan the total number of shares of common stock that may be subject to the granting of awards will equal 150,000 shares.  Under the terms of these plans participating directors can elect to have all, or a specified percentage, of their director’s fees for a given year paid in the form of cash or deferred in the form of restricted shares of Merchants’ common stock. These shares are held in a rabbi trust and are considered outstanding for purposes of computing earnings per share. Directors who elect to have their compensation deferred are credited with a number of shares of Merchants’ common stock equal in value to the amount of fees.

Stock-Based Compensation

The Amended and Restated Merchants Bancshares, Inc. 2008 Stock Incentive Plan provides grants of up to 600,000 stock options or restricted stock awards to certain key employees. We recognize compensation expense for services received in a share-based payment transaction over the required service period, generally defined as the vesting period. The compensation cost is based on the grant-date fair value of the award (as determined by quoted market prices). Stock awards are granted at fair market value on the date of the grant and vest based on a three year service period.

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

NOTE 2: RECENT ACCOUNTING PRONOUNCEMENTS

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-11, “Balance Sheet (Topic 210) – Disclosures about Offsetting Assets and Liabilities.” The amendments in this ASU require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The amendments in this ASU affect all entities that have financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement. The requirements amend the disclosure requirements on offsetting in Section 210-20-50. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. We do not expect that this update will have a material impact on our financial condition or results of operations.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220) - Presentation of Comprehensive Income.” ASU 2011-05 requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  In December 2011, FASB issued ASU 2011-12, which deferred the effective date of the requirement in ASU 2011-05 to present items that are reclassified from accumulated other comprehensive income to net income alongside their respective components of net income and other comprehensive income. ASU 2011-05 was effective for us beginning January 1, 2012.  Adoption of these updates did not have a material impact on our financial condition or results of operations.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820) - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” The amendments in this ASU changed the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The amendments clarified the Board’s intent about the application of existing fair value measurement and disclosure requirements. The amendments in this ASU were to be applied prospectively. For public entities, the amendments were effective during interim and annual periods beginning after December 15, 2011. Adoption of this update did not have a material impact on our financial condition or results of operations.

NOTE 3: INVESTMENT SECURITIES

Investments in securities are classified as available for sale or held to maturity as of December 31, 2012 and 2011. The amortized cost and fair values of the securities classified as available for sale and held to maturity as of December 31, 2012 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available for Sale:
U.S. Treasury Obligations	$100	$0	$0	$100
U.S. Agency Obligations	10,956	0	59	10,897
U.S. Government Sponsored Enterprises (“U.S. GSEs”)	58,731	723	88	59,366
Federal Home Loan Bank ("FHLB") Obligations	24,546	39	0	24,585
Residential Real Estate Mortgage-backed Securities ("Agency MBSs")	142,441	6,326	0	148,767
Agency Commercial Mortgage Backed Securities ("Agency CMBSs")	5,087	0	58	5,029
Agency Collateralized Mortgage Obligations ("Agency CMOs")	227,815	2,922	338	230,399
Collateralized Loan Obligations ("CLOs")	24,748	0	221	24,527
Non-agency Collateralized Mortgage Obligations ("Non-Agency CMOs”) Agency CMOs")	4,589	6	2	4,593
Asset Backed Securities ("ABSs")	357	61	0	418
Total Available for Sale	$499,370	$10,077	$766	$508,681
Held to Maturity:
Agency MBSs	$407	$47	$0	$454
Total Held to Maturity	$407	$47	$0	$454

The amortized cost and fair values of the securities classified as available for sale and held to maturity as of December 31, 2011 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available for Sale:
U.S. Treasury Obligations	$250	$0	$0	$250
U.S. GSEs	89,597	828	6	90,419
FHLB Obligations	16,545	134	3	16,676
Agency MBSs	176,756	7,100	18	183,838
Agency CMOs	211,749	2,976	245	214,480
Non-Agency CMOs	5,346	2	493	4,855
ABSs	1,172	61	0	1,233
Total Available for Sale	$501,415	$11,101	$765	$511,751
Held to Maturity:
Agency MBSs	$558	$66	$0	$624
Total Held to Maturity	$558	$66	$0	$624

The contractual final maturity distribution of the debt securities classified as available for sale and held to maturity as of December 31, 2012, are as follows:

		After One	After Five
	Within	But Within	But Within	After Ten
(In thousands)	One Year	Five Years	Ten Years	Years	Total
Available for Sale (at fair value):
U.S. Treasury Obligations	$0	$100	$0	$0	$100
U.S. Agency Obligations	0	0	0	10,897	10,897
U.S. GSEs	0	10,025	49,341	0	59,366
FHLB Obligations	0	0	24,585	0	24,585
Agency MBSs	316	3,387	22,854	122,210	148,767
Agency CMBSs	0	0	5,029	0	5,029
Agency CMOs	0	0	4,139	226,260	230,399
CLOs	0	0	24,527	0	24,527
Non-Agency CMOs	0	0	0	4,593	4,593
ABSs	0	0	0	418	418
Total Available for Sale	$316	$13,512	$130,475	$364,378	$508,681
Held to Maturity (at amortized cost):
Agency MBSs	$11	$73	$0	$323	$407
Total Held to Maturity	$11	$73	$0	$323	$407

The contractual final maturity distribution of the debt securities classified as available for sale and held to maturity as of December 31, 2011, are as follows:

		After One	After Five
	Within	But Within	But Within	After Ten
(In thousands)	One Year	Five Years	Ten Years	Years	Total
Available for Sale (at fair value):
U.S. Treasury Obligations	$250	$0	$0	$0	$250
U.S. GSEs	3,023	12,567	69,823	5,006	90,419
FHLB Obligations	3,389	0	13,287	0	16,676
Agency MBSs	20	6,118	32,897	144,803	183,838
Agency CMOs	0	0	3,056	211,424	214,480
Non-Agency CMOs	0	0	50	4,805	4,855
ABSs	0	0	0	1,233	1,233
Total Available for Sale	$6,682	$18,685	$119,113	$367,271	$511,751
Held to Maturity (at amortized cost):
Agency MBSs	$0	$158	$0	$400	$558
Total Held to Maturity	$0	$158	$0	$400	$558

Actual maturities will differ from contractual maturities because borrowers may have rights to call or prepay obligations. Maturities of Agency MBSs and Agency CMOs in the table above are based on final contractual maturities.

The following table presents the proceeds, gross gains and gross losses on available for sale securities.

(In thousands)	2012	2011	2010
Proceeds	$129,936	$131,858	$58,477
Gross gains	811	1,188	2,122
Gross losses	(304)	(139)	(40)
Net gains	$507	$1,049	$2,082

Securities with a book value of $349.52 million and $299.36 million at December 31, 2012 and 2011, respectively, were pledged to secure U.S. Treasury borrowings, public deposits, securities sold under agreements to repurchase, and for other purposes required by law.

Gross unrealized losses on investment securities available for sale and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position, at December 31, 2012, were as follows:

	Less Than 12 Months		12 Months or More		Total
(In thousands)	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
As of December 31, 2012
U.S. Agency Obligations	$10,897	$59	$0	$0	$10,897	$59
U.S. GSEs	9,882	88	0	0	9,882	88
Agency CMBSs	5,029	58	0	0	5,029	58
Agency CMOs	39,047	338	0	0	39,047	338
CLOs	24,527	221	0	0	24,527	221
Non-Agency CMOs	0	0	3,041	2	3,041	2
	$89,382	$764	$3,041	$2	$92,423	$766

Gross unrealized losses on investment securities available for sale and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position, at December 31, 2011, were as follows:

	Less Than 12 Months		12 Months or More		Total
(In thousands)	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
As of December 31, 2011
U.S. GSEs	$2,536	$6	$0	$0	$2,536	$6
FHLB Obligations	5,047	3	0	0	5,047	3
Agency MBSs	10,452	18	0	0	10,452	18
Agency CMOs	43,708	205	2,861	40	46,569	245
Non-Agency CMOs	0	0	4,805	493	4,805	493
	$61,743	$232	$7,666	$533	$69,409	$765

There were no securities held to maturity with unrealized losses as of December 31, 2012 or 2011.

There were no securities classified as trading at December 31, 2012 and 2011.

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

Agency MBSs and  Agency CMOs consist of pools of residential mortgages which are guaranteed by the FNMA, FHLMC, or Government National Mortgage Association (“GNMA”) with various origination dates and maturities.  Agency CMBS consists of bonds backed by commercial real estate which are guaranteed by FNMA. CLOs are floating rate securities that consist of pools of commercial loans structured to provide very strong over collateralization and subordination.  All of our CLOs are the senior AAA tranche and are the first bond to get paid down. Non-Agency CMOs are tracked individually with updates on the performance of the underlying collateral and stress testing performed and reviewed monthly. Additionally, we monitor individual bonds that experience greater levels prepayment or market volatility.

We use an external pricing service to obtain fair market values for our investment portfolio. We have obtained and reviewed the service provider’s pricing and reference data document. Evaluations are based on market data and vary by asset class and incorporate available trade, bid and other market information. Because many fixed income securities do not trade on a daily basis, the service provider’s evaluated pricing applications apply available information as applicable through processes such as benchmark curves, benchmarking of like securities, sector groupings, and matrix pricing, to prepare evaluations. In addition, model processes, such as the Option Adjusted Spread model are used to assess interest rate impact and develop prepayment scenarios. We periodically test the values provided to us by the pricing service through a combination of back testing on actual sales of securities and by obtaining prices on all bonds from an alternative pricing source.

We have two non-Agency CMOs with a current book value of $4.59 million. Management, with the help of outside experts, has performed impairment analyses on these bonds.  One of the non-Agency CMOs, with a cost basis of $3.04 million and a fair value of $3.04 million at December 31, 2012, is rated BB by Fitch and Ba2 by Moody’s. Delinquencies have been fairly low and prepayment speeds for the bond during 2012 have been rapid leading to increased credit support. We own a senior tranche in this bond. Although losses are expected in the bond overall, our position in the structure of the bond is expected to protect us from realizing losses. The second bond has a cost basis of $1.55 million and a fair value of $1.55 million. This bond is rated CC by Fitch and CCC by S&P. We own a super senior tranche in this bond. Although losses are expected in the bond overall, our super senior position in the structure is expected to protect us from realizing losses.

We do not intend to sell the investment securities that are in an unrealized loss position, and it is unlikely that we will be required to sell the investment securities before recovery of their amortized cost bases, which may be maturity.

As a member of the FHLB system, we are required to invest in stock of the FHLBB in an amount determined based on our borrowings from the FHLBB. At December 31, 2012, our investment in FHLBB stock totaled $8.15 million. We received and recorded dividend income totaling $45 thousand and $32 thousand during the 2012 and 2011, respectively. We received no dividend income on FHLBB stock during 2010.

NOTE 4: LOANS AND THE ALLOWANCE FOR CREDIT LOSSES

Loans

The composition of our loan portfolio at December 31, 2012 and 2011 was as follows:

(In thousands)	December 31, 2012	December 31, 2011
Commercial, financial and agricultural	$165,023	$146,990
Municipal loans	84,689	101,705
Real estate loans – residential	489,951	439,818
Real estate loans – commercial	327,622	313,915
Real estate loans – construction	10,561	18,993
Installment loans	4,701	5,806
All other loans	376	399
Total loans	$1,082,923	$1,027,626

We primarily originate residential real estate, commercial, commercial real estate, municipal obligations and installment loans to customers throughout the state of Vermont. There are no significant industry concentrations in the loan portfolio. Loans totaled $1.08 billion and $1.03 billion at December 31, 2012 and 2011, respectively. Total loans included $(250) thousand and $11 thousand of net deferred loan origination fees at December 31, 2012 and December 31, 2011, respectively. The aggregate amount of overdrawn deposit balances classified as loan balances was $376 thousand and $399 thousand at December 31, 2012 and 2011, respectively.

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

Municipal: Municipal loans primarily consist of shorter term loans issued on a tax-exempt basis which are considered general obligations of the municipality. These loans are generally viewed as lower risk and self-liquidating as Vermont statutes mandate that a municipality utilize its taxing power to meet its financial obligations. To a lesser extent, we also made longer term loans under the federal Qualified School Construction Bond program. Proceeds were used for the construction, rehabilitation or repair of public school properties and we receive a federal tax credit in lieu of interest income on these loans.

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

The following table reflects our loan loss experience and activity in the allowance for credit losses for the twelve months ended December 31, 2012:

(In thousands)	Commercial, financial and agricultural	Municipal	Real estate- residential	Real estate- commercial	Real estate-construction	Installment	All other	Totals
Allowance for credit losses:
Beginning balance	$2,905	$309	$3,138	$4,484	$477	$23	$17	$11,353
Charge-offs	(9)	0	(20)	(32)	0	0	0	(61)
Recoveries	30	0	14	1	25	0	0	70
Provision (credit)	521	213	450	46	(268)	(6)	(6)	950
Ending balance	$3,447	$522	$3,582	$4,499	$234	$17	$11	$12,312
Ending balance individually
evaluated for impairment	$149	$0	$361	$59	$0	$0	$0	$569
Ending balance collectively
evaluated for impairment	3,298	522	3,221	4,440	234	17	11	11,743
Totals	$3,447	$522	$3,582	$4,499	$234	$17	$11	$12,312
Financing receivables:
Ending balance individually
evaluated for impairment	$233	$0	$2,317	$472	$0	$0	$0	$3,022
Ending balance collectively
evaluated for impairment	164,790	84,689	487,634	327,150	10,561	4,701	376	1,079,901
Totals	$165,023	$84,689	$489,951	$327,622	$10,561	$4,701	$376	$1,082,923
Components:
Allowance for loan losses	$2,915	$494	$3,494	$4,444	$187	$17	$11	$11,562
Reserve for undisbursed
lines of credit	532	28	88	55	47	0	0	750
Total allowance for credit
losses	$3,447	$522	$3,582	$4,499	$234	$17	$11	$12,312

The following table reflects our loan loss experience and activity in the allowance for credit losses for the twelve months ended December 31, 2011:

(In thousands)	Commercial, financial and agricultural	Municipal	Real estate- residential	Real estate- commercial	Real estate-construction	Installment	All other	Totals
Allowance for credit losses:
Beginning balance	$2,617	$236	$2,428	$5,143	$283	$24	$23	$10,754
Charge-offs	(80)	0	(83)	(60)	(96)	(10)	0	(329)
Recoveries	101	0	4	44	25	4	0	178
Provision (credit)	267	73	789	(643)	265	5	(6)	750
Ending balance	$2,905	$309	$3,138	$4,484	$477	$23	$17	$11,353
Ending balance individually
evaluated for impairment	$17	$0	$210	$0	$0	$0	$0	$227
Ending balance collectively
evaluated for impairment	2,888	309	2,928	4,484	477	23	17	11,126
Totals	$2,905	$309	$3,138	$4,484	$477	$23	$17	$11,353
Financing receivables:
Ending balance individually
evaluated for impairment	$114	$0	$1,985	$412	$0	$0	$0	$2,511
Ending balance collectively
evaluated for impairment	146,876	101,705	437,833	313,503	18,993	5,806	399	1,025,115
Totals	$146,990	$101,705	$439,818	$313,915	$18,993	$5,806	$399	$1,027,626
Components:
Allowance for loan losses	$2,412	$307	$3,025	$4,442	$393	$23	$17	$10,619
Reserve for undisbursed
lines of credit	493	2	113	42	84	0	0	734
Total allowance for credit
losses	$2,905	$309	$3,138	$4,484	$477	$23	$17	$11,353

The table below presents the recorded investment of loans, including nonaccrual and restructured loans, segregated by class, with delinquency aging as of December 31, 2012:

	30-59 Days	60-89 Days	90 Days or More	Total Past			Greater Than 90 Days and
(In thousands)	Past Due	Past Due	Past Due	Due	Current	Total	Accruing
Commercial, financial and agricultural	$0	$0	$0	$0	$165,023	$165,023	$0
Municipal	0	0	0	0	84,689	84,689	0
Real estate-residential:
First mortgage	92	43	950	1,085	449,956	451,041	0
Second mortgage	0	0	716	716	38,194	38,910	0
Real estate-commercial:
Owner occupied	0	0	295	295	222,013	222,308	0
Non-owner occupied	0	0	0	0	105,314	105,314	0
Real estate-construction:
Residential	0	0	0	0	1,559	1,559	0
Commercial	0	0	0	0	9,002	9,002	0
Installment	0	0	0	0	4,701	4,701	0
Other	0	0	0	0	376	376	0
Total	$92	$43	$1,961	$2,096	$1,080,827	$1,082,923	$0

All of the total past due loans in the aging table above consist of non-accruing and restructured loans.  There were no past due performing loans at December 31, 2012.

The table below presents the recorded investment of loans, including nonaccrual and restructured loans, segregated by class, with delinquency aging as of December 31, 2011:

	30-59 Days	60-89 Days	90 Days or More	Total Past			Greater Than 90 Days and
(In thousands)	Past Due	Past Due	Past Due	Due	Current	Total	Accruing
Commercial, financial and agricultural	$0	$40	$8	$48	$146,942	$146,990	$0
Municipal	0	0	0	0	101,705	101,705	0
Real estate-residential:
First mortgage	39	305	731	1,075	400,256	401,331	0
Second mortgage	0	0	281	281	38,206	38,487	0
Real estate-commercial:
Owner occupied	0	325	87	412	205,844	206,256	0
Non-owner occupied	0	0	0	0	107,659	107,659	0
Real estate-construction:
Residential	0	0	0	0	1,798	1,798	0
Commercial	0	0	0	0	17,195	17,195	0
Installment	0	0	0	0	5,806	5,806	0
Other	0	0	0	0	399	399	0
Total	$39	$670	$1,107	$1,816	$1,025,810	$1,027,626	$0

Non-accruing and restructured loans make up $1.60 million of the total past due loans in the aging table above.

Impaired loans by class at December 31, 2012 are as follows:

(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Commercial, financial and agricultural	$7	$970	$0	$39	$1
Real estate – residential:
First mortgage	853	1,174	0	807	51
Second mortgage	16	52	0	247	34
Real estate – commercial:
Owner occupied	295	487	0	380	3
Non-owner occupied	0	70	0	0	0
Installment	0	45	0	1	0
With related allowance recorded
Commercial, financial and agricultural	226	228	149	37	2
Real estate – residential:
First mortgage	748	766	173	662	1
Second mortgage	700	700	188	320	0
Real estate – commercial:
Owner occupied	177	179	59	136	2
Total
Commercial, financial and agricultural	233	1,198	149	76	3
Real estate – residential	2,317	2,692	361	2,036	86
Real estate – commercial	472	736	59	516	5
Installment and other	0	45	0	1	0
Total	$3,022	$4,671	$569	$2,629	$94

Impaired loans by class at December 31, 2011 are as follows:

(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Commercial, financial and agricultural	$77	$1,099	$0	$154	$0
Real estate – residential:
First mortgage	914	1,162	0	1,201	44
Second mortgage	222	224	0	325	43
Real estate – commercial:
Owner occupied	412	548	0	495	11
Non-owner occupied	0	70	0	64	4
Real estate – construction:
Commercial	0	94	0	107	0
Installment	0	43	0	3	1
With related allowance recorded
Commercial, financial and agricultural	37	43	17	240	18
Real estate – residential:
First mortgage	790	830	207	761	0
Second mortgage	59	60	3	34	0
Real estate – commercial:
Non-owner occupied	0	0	0	46	9
Total
Commercial, financial and agricultural	114	1,142	17	394	18
Real estate – residential	1,985	2,276	210	2,321	87
Real estate – commercial	412	618	0	605	24
Real estate – construction	0	94	0	107	0
Installment and other	0	43	0	3	1
Total	$2,511	$4,173	$227	$3,430	$130

Impaired loans by class at December 31, 2010  are as follows:

(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Commercial, financial and agricultural	$112	$1,077	$0	$2,536	$248
Real estate – residential:
First mortgage	1,318	1,636	0	269	83
Second mortgage	644	644	0	407	17
Real estate – commercial:
Owner occupied	483	490	0	601	49
Non-owner occupied	400	640	0	402	22
Real estate – construction:
Residential	0	0	0	195	41
Commercial	0	0	0	130	0
Installment	0	17	0	0	0
With related allowance recorded
Commercial, financial and agricultural	483	483	275	1,898	100
Real estate – residential:
First mortgage	664	664	58	1,059	14
Total
Commercial, financial and agricultural	595	1,560	275	4,434	348
Real estate – residential	2,626	2,944	58	1,735	114
Real estate – commercial	883	1,130	0	1,003	71
Real estate – construction	0	0	0	325	41
Installment and other	0	17	0	0	0
Total	$4,104	$5,651	$333	$7,497	$574

Interest income recorded on impaired loans is reflected below:

(In thousands)	2012	2011	2010
Interest income - accrual basis	$94	$130	$286
Interest income - cash basis	0	0	288

Residential and commercial loans serviced for others at December 31, 2012 and 2011 amounted to approximately $22.30 million and $18.02 million, respectively.

Nonperforming loans at December 31, 2012 and 2011 are as follows:

(In thousands)	December 31, 2012	December 31, 2011
Nonaccrual loans	$2,355	$1,953
Loans past due greater than 90 days and accruing	0	0
TDRs	557	558
Total nonperforming loans	$2,912	$2,511

Of the total TDRs in the table above, $374 thousand at December 31, 2012 and $224 thousand at December 31, 2011, are nonaccruing.

We have reviewed all restructurings that occurred on or after January 1, 2012 for identification as troubled debt restructurings. We did not identify as TDR any loans for which the allowance for credit losses had been measured under a general allowance for credit losses methodology. The loans in the table below are considered impaired under the guidance in Section 310-10-35. Included in the total TDRs of $557 thousand at December 31, 2012 are $336 thousand which were restructured prior to January 1, 2012.

Presented below is a summary of our restructurings during the year ended December 31, 2012 and December 31, 2011:

	2012			2011
	Number	Pre-Modification Recorded	Post-Modification Recorded	Number	Pre-Modification Recorded	Post-modification Recorded
(Dollars in thousands)	of Loans	Investment	Investment	of Loans	Investment	Investment
Commercial, financial and agricultural	1	$9	$8	0	$0	$0
Real estate – residential:
First mortgage	1	18	14	3	262	211
Second mortgage	1	25	22	0	0	0
Real estate - commercial:
Owner occupied	1	182	177	0	0	0

The loans in the table above were classified as TDRs because the borrowers demonstrated cash flow insufficient to service their debt, as well as an inability to obtain funds at market rates from other sources. Three of the loans that were restructured during 2012 were in non-accruing status at the time of the modification. The loan in accruing status at the end of the year demonstrated a sustained period of repayment performance, in accordance with the modified terms of the loan, the loan is considered adequately secured and all principal and interest amounts contractually due are reasonably assured of repayment within an acceptable period of time.

Modifications were granted which consisted of lower interest rates and more favorable payment terms to the borrower. There were no TDRs restructured within the past twelve months that have defaulted.

There were ten TDRs at at December 31, 2012, all of which demonstrated cash flow insufficient to service their debt, as well as an inability to obtain funds at market rates from other sources. At December 31, 2012, two restructured loans totaling $69 thousand that were restructured in a prior year, were in default with foreclosure proceedings in process. The other loans were performing in accordance with their modified agreements. At December 31, 2012, four of the loans totaling $183 thousand were accruing and six of the loans totaling $374 thousand were in nonaccrual. At December 31, 2012, there were no commitments to lend additional funds to borrower whose loans have been modified in a troubled debt restructuring. We had $332 thousand in commitments to lend additional funds to borrowers whose loans were in nonaccrual status or to borrowers whose loans were 90 days past due and still accruing. Merchants recorded interest income on restructured loans of approximately $28 thousand for 2012.

We had no OREO at December 31, 2012, compared with $358 thousand at December 31, 2011.

Nonaccrual loans by class as of December 31, 2012 and 2011 are as follows:

(In thousands)	December 31, 2012	December 31, 2011
Commercial, financial and agricultural	$225	$114
Real estate - residential:
First mortgage	1,119	1,146
Second mortgage	716	281
Real estate - commercial:
Owner occupied	295	412
Total nonaccruing non-TDR loans	$2,355	$1,953
Nonaccruing TDR’s
Commercial, financial and agricultural	8	0
Real estate – residential:
First mortgage	189	224
Real estate - commercial:
Owner occupied	177	0
Total nonaccrual loans including TDRs	$2,729	$2,177

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

Loans rated Pass-Watch require more than usual attention and monitoring by the account officer, though not to the extent that a formal remediation plan is warranted. Borrowers can be rated Pass-Watch based upon a weakened capital structure, marginally adequate cash flow and/or collateral coverage or early-stage declining trends in operations or financial condition.

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

Below is a summary of loans by credit quality indicator as of December 31, 2012:

	Unrated Residential and		Pass-	Special	Sub-
(In thousands)	Consumer	Pass	Watch	Mention	Standard	Total
Commercial, financial and agricultural	$85	$138,307	$18,738	$5,704	$2,189	$165,023
Municipal	5	77,242	7,442	0	0	84,689
Real estate – residential:
First mortgage	418,802	29,237	1,275	194	1,533	451,041
Second mortgage	37,200	1,000	0	0	710	38,910
Real estate – commercial:
Owner occupied	86	188,330	16,718	3,546	13,628	222,308
Non-owner occupied	40	93,002	10,211	613	1,448	105,314
Real estate – construction:
Residential	41	0	1,518	0	0	1,559
Commercial	598	7,882	522	0	0	9,002
Installment	4,701	0	0	0	0	4,701
All other loans	376	0	0	0	0	376
Total	$461,934	$535,000	$56,424	$10,057	$19,508	$1,082,923

Below is a summary of loans by credit quality indicator as of December 31, 2011:

	Unrated Residential and		Pass-	Special	Sub-
(In thousands)	Consumer	Pass	Watch	Mention	Standard	Total
Commercial, financial and agricultural	$2	$117,772	$28,326	$170	$720	$146,990
Municipal	0	101,705	0	0	0	101,705
Real estate – residential:
First mortgage	379,512	18,647	1,569	641	962	401,331
Second mortgage	38,020	146	0	0	321	38,487
Real estate – commercial:
Owner occupied	0	175,878	14,001	7,355	9,022	206,256
Non-owner occupied	0	95,239	8,891	1,195	2,334	107,659
Real estate – construction:
Residential	99	0	1,699	0	0	1,798
Commercial	81	15,925	573	0	616	17,195
Installment	5,806	0	0	0	0	5,806
All other loans	399	0	0	0	0	399
Total	$423,919	$525,312	$55,059	$9,361	$13,975	$1,027,626

The amount of interest which was not earned, but which would have been earned had our nonaccrual and restructured loans performed in accordance with their original terms and conditions, was approximately $142 thousand, $193 thousand and $425 thousand in 2012, 2011 and 2010, respectively.

It is our policy to make loans to directors, executive officers, and associates of such persons on substantially the same terms, including interest rates and collateral, as those prevailing for comparable lending transactions with other persons.

NOTE 5: PREMISES AND EQUIPMENT

The components of premises and equipment included in the accompanying consolidated balance sheets are as follows:

(In thousands)	2012	2011	Estimated Useful Lives (In years)
Land	$525	$544	N/A
Bank premises	10,476	10,712	39
Leasehold improvements	8,499	6,627	5 – 20
Furniture, equipment, and software	18,124	16,376	3 – 7
Total gross fixed sssets	37,624	34,259
Less: accumulated depreciation and amortization	21,547	20,027
Total net fixed assets	$16,077	$14,232

Depreciation and amortization expense related to premises and equipment amounted to $1.95 million, $1.89 million and $1.70 million in 2012, 2011 and 2010, respectively.

We occupy certain banking offices under non-cancellable operating lease agreements expiring at various dates over the next 20 years. The majority of leases have multiple options with escalation clauses for increases associated with the cost of living or other variable expenses over time. Rent expense on these properties totaled $1.08 million, $1.02 million and $1.02 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Minimum lease payments on these properties subsequent to December 31, 2012 are as follows:

(In thousands)	Amount
2013	$1,134
2014	929
2015	909
2016	809
2017	774
After 2017	4,857
Total	$9,412

We entered into a sale leaseback arrangement for our principal office in South Burlington, Vermont, in June 2008. Deferred gains on the sale leaseback transaction resulted in a $423 thousand offset to rent expense per year through 2016 and $635 thousand thereafter.

We had no intangibles on our balance sheet at any point during 2012 or 2011, therefore no amortization was recorded during 2012 or 2011. Amortization for intangibles is expected to be zero for 2013.

NOTE 6: TIME DEPOSITS

Scheduled maturities of time deposits at December 31, 2012 were as follows:

(In thousands)
Mature in year ending December 31,
2013	$262,857
2014	36,629
2015	12,705
2016	10,986
2017	7,221
Thereafter	0
Total time deposits	$330,398

Time deposits greater than $100 thousand totaled $123.37 million and $127.30 million as of December 31, 2012 and 2011, respectively. Interest expense on time deposits greater than $100 thousand amounted to $1.02 million, $1.14 million and $1.29 million for the years ended December 31, 2012, 2011 and 2010, respectively.

NOTE 7: SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER SHORT-TERM DEBT

FHLBB short term borrowings and Securities sold under agreements to repurchase mature daily. Securities sold under agreements to repurchase are collateralized by mortgage backed securities and collateralized mortgage backed obligations. We maintain effective control over the securities underlying the agreements.

As of December 31, 2012, we could borrow up to $45.00 million in overnight funds through unsecured borrowing lines established with correspondent banks. We have established both overnight and longer term lines of credit with the FHLBB. The borrowings are secured by residential mortgage loans. The total amount of loans pledged to the FHLBB for both short and long-term borrowing arrangements totaled $342.56 million and $225.86 million at December 31, 2012 and 2011, respectively. We have $232.34 million in additional short or long-term borrowing capacity with FHLBB. We also have the ability to borrow short-term or long-term through the use of repurchase agreements, collateralized by our investments, with certain approved counterparties.

The following table provides certain information regarding other borrowed funds for the three years ended December 31, 2012, 2011 and 2010:

(In thousands)	2012	2011	2010
FHLBB short-term borrowings
Amount outstanding at year end	$0	$0	$0
Maximum amount outstanding during the year	97,000	0	13,000
Average amount outstanding during the year	38,290	359	1,316
Weighted average-rate during the year	0.28%	0.28%	0.31%
Weighted average rate at year-end	0%	0%	0%
Demand note due U.S. Treasury
Amount outstanding at year end	$0	$0	$2,964
Maximum amount outstanding during the year	0	3,013	3,330
Average amount outstanding during the year	0	1,794	1,414
Weighted average-rate during the year	0%	0%	0%
Weighted average rate at year-end	0%	0%	0%
Securities sold under agreement to repurchase
Amount outstanding at year end	$287,520	$262,527	$224,693
Maximum amount outstanding during the year	303,420	266,897	224,693
Average amount outstanding during the year	230,281	217,823	172,165
Weighted average-rate during the year	0.73%	0.95%	0.94%
Weighted average rate at year-end	0.47%	0.91%	1.01%

NOTE 8: LONG-TERM DEBT

Long-term debt consisted of the following at December 31, 2012 and 2011:

(In thousands)	2012	2011
FHLBB Note, 2.75%, final maturity April 2015	$0	$20,000
FHLBB Notes, payable through March 2029, Rates ranging from 1.50% to 2.50%	2,483	2,562
	$2,483	$22,562

Interest expense on FHLB debt totaled $363 thousand and $774 thousand for 2012 and 2011 respectively. Interest on Securities Sold Under Agreements to Repurchase totaled $0 and $141 thousand for 2012 and 2011, respectively.

During 2012, we prepaid $20.00 million in long-term debt and incurred prepayment penalties totaling $1.36 million. During 2011, we prepaid $16.00 million in long-term debt and incurred prepayment penalties of $861 thousand.

Contractual maturities and amortization of long-term debt subsequent to December 31, 2012, are as follows:

(In thousands)	Amount
2013	$81
2014	82
2015	84
2016	85
2017	87
After 2017	2,064
Total due	$2,483

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

These hybrid securities currently qualify as regulatory capital, up to certain regulatory limits. At the same time they are considered debt for tax purposes, and as such, interest payments are fully deductible. The trust preferred securities total $20.62 million, and carried a fixed rate of interest through December 2009 at which time the rate became variable and adjusts quarterly at three month LIBOR plus 1.95%. We entered into two interest rate swap arrangements for our trust preferred issuance which were effective beginning on December 15, 2009. One swap fixed the interest rate on $10 million at 6.5% for three years; this swap expired on December 15, 2012 and has not been extended or renewed. The second swap fixed the rate on $10 million at 5.23% and expires on December 15, 2016. The impact on net interest income for 2012, 2011 and 2010 from the interest expense on the trust preferred securities was $1.18 million, $1.19 million and $1.19 million per year, respectively. The trust preferred securities mature on December 31, 2034, and are redeemable without penalty at our option, subject to prior approval by the FRB.

NOTE 10: INCOME TAXES

The components of the provision for income taxes were as follows for the years ended December 31, 2012, 2011 and 2010:

(In thousands)	2012	2011	2010
Current	$3,205	$4,461	$4,443
Deferred	772	(1,337)	205
Provision for income taxes	$3,977	$3,124	$4,648

Not included in the above table is the income tax impact associated with the unrealized gain or loss on securities available for sale and the income tax impact associated with the funded status of the pension plan, which are recorded directly in shareholders’ equity as a component of accumulated other comprehensive loss.

The tax effects of temporary differences and tax credits that give rise to deferred tax assets and liabilities at December 31, 2012 and 2011 are presented below:

(In thousands)	2012	2011
Deferred tax assets:
Allowance for loan losses	$4,309	$3,974
Post retirement benefit obligation	1,685	1,444
Loan mark-to-market adjustment	2,778	2,627
Deferred compensation	1,293	1,217
Installment sales	180	293
Core deposit intangible	70	108
Interest rate swap	370	492
Other	647	335
Investment in real estate limited partnerships, net	246	86
Total deferred tax assets	$11,578	$10,576
Deferred tax liabilities:
Unrealized gain on securities available for sale	$(3,259)	$(3,598)
Depreciation	(1,638)	(1,746)
Accrued pension cost	(2,949)	(1,288)
Total deferred tax liabilities	$(7,846)	$(6,632)
Net deferred tax asset	$3,732	$3,944

In assessing the realizability of our total deferred tax assets, Management considers whether it is more likely than not that some portion or all of those assets will not be realized. Based upon Management’s consideration of historical and anticipated future pre-tax income, as well as the reversal period for the items giving rise to the deferred tax assets and liabilities, a valuation allowance for deferred tax assets was not considered necessary at December 31, 2012 and 2011. However, factors beyond management’s controls, such as the general state of the economy can affect future levels of taxable income and there can be no assurances that sufficient taxable income will be generated to fully realize the deferred tax assets in the future.

The following is a reconciliation of the federal income tax provision, calculated at the statutory rate of 35%, to the recorded provision for income taxes:

(In thousands)	2012	2011	2010
Applicable statutory Federal income tax	$6,710	$6,210	$7,038
(Reduction) increase in taxes resulting from:
Tax-exempt income	(719)	(716)	(402)
Tax credits	(2,164)	(2,592)	(2,027)
Other, net	150	222	39
Provision for income taxes	$3,977	$3,124	$4,648

We have not identified any of our tax positions that contain significant uncertainties. Housing tax credits are recognized using the flow through method. We are subject to federal and state income tax examinations for years after December 31, 2009.

The State of Vermont assesses a franchise tax for banks in lieu of income tax. The franchise tax is assessed based on deposits. Vermont franchise taxes, net of state credits amounted to approximately $1.20 million, $1.18 million and $1.07 million in 2012, 2011 and 2010, respectively, which is included as non-interest expense in the accompanying consolidated statement of income.

NOTE 11: EMPLOYEE BENEFIT PLANS

Pension Plan

Prior to January 1995, we maintained a noncontributory defined benefit plan covering all eligible employees. Our pension plan (the “Pension Plan”) was a final average pay plan with benefits based on the average salary rates over the five consecutive plan years out of the last ten consecutive plan years that produce the highest average. It was our policy to fund the cost of benefits expected to accrue during the year plus amortization of any unfunded accrued liability that had accumulated prior to the valuation date based on IRS regulations for funding. During 1995, the Pension Plan was curtailed. Accordingly, all accrued benefits were fully vested and no additional years of service or age will be accrued.

We recognize the overfunded or underfunded status of a single employer defined benefit post retirement plan as an asset or liability on the consolidated balance sheets and recognize changes in the funded status in comprehensive income in the year in which the change occurred.

The following tables provide a reconciliation of the changes in the Pension Plan’s benefit obligations and fair value of assets over the two year period ending December 31, 2012, and a statement of the funded status as of December 31 of both years:

(In thousands)	2012	2011
Reconciliation of benefit obligation
Benefit obligation at beginning of year	$9,240	$9,109
Service cost including expenses	48	50
Interest cost	478	473
Actuarial loss	1,559	138
Benefits paid	(524)	(530)
Benefit obligation at year-end	$10,801	$9,240
Reconciliation of fair value of plan assets
Fair value of plan assets at beginning of year	$8,806	$9,404
Actual return on plan assets	1,132	(70)
Employer contributions	5,000	0
Benefits paid	(526)	(528)
Fair value of plan assets at year-end	$14,412	$8,806
Funded status at year end	$3,611	$(434)

We have no minimum required contribution for 2013.

The accumulated benefit obligation is equal to the projected benefit obligation and was $10.80 million and $9.24 million at December 31, 2012 and 2011, respectively.

The following tables summarize the components of net periodic benefit cost and other changes in Pension Plan assets and benefit obligations recognized in other comprehensive income for the years ended December 31, 2012, 2011 and 2010, respectively:

(In thousands)	2012	2011	2010
Interest cost	$478	$473	$482
Expected return on plan assets	(600)	(642)	(600)
Service costs	48	50	54
Net loss amortization	326	252	242
Net periodic pension cost	$252	$133	$178

(In thousands)	2012	2011	2010
Net loss (gain)	$1,016	$861	$(23)
Net loss amortization	(326)	(252)	(242)
Total recognized in other comprehensive income	$690	$609	$(265)
Total recognized in net periodic pension cost and other comprehensive income	$942	$742	$(87)

The estimated net actuarial loss for the Pension Plan that will be amortized from accumulated other comprehensive income into net periodic pension cost for 2013 is $335 thousand.

The following table summarizes the assumptions used to determine the benefit obligations and net periodic benefit costs for the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
Benefit obligations
Discount rate	3.98%	5.24%	5.26%
Net periodic benefit cost
Discount rate	5.24%	5.26%	5.80%
Expected long-term return on plan assets	7.00%	7.00%	7.00%

The discount rate reflects the rates at which pension benefits could be effectively settled. We look to rates of return on high-quality fixed income investments currently available and expected to be available during the period of maturity of the pension benefits. Consideration was given to the rates that would be used to settle plan obligations as of December 31, 2012 and to the rates of other indices at year-end. Our actuary constructed a hypothetical high quality bond portfolio with cash flows that match the expected monthly benefit payments under the pension plan and calculated a discount rate based upon that portfolio. The expected long-term rate of return on plan assets reflects long-term earnings expectations on existing plan assets and those contributions expected to be received during the current plan year. In estimating that rate, appropriate consideration was given to historical returns earned by plan assets in the fund and the rates of return expected to be available for reinvestment. Rates of return were adjusted to reflect current capital market assumptions and changes in investment allocations, if any.

The Board of Directors has chosen our Trust division as the investment manager for the Pension Plan. The investment objectives of the Pension Plan are to provide both income and capital appreciation and to assist with current and future spending needs of the Pension Plan while at the same time minimizing the risks of investing. The investment target of the Pension Plan is to achieve a total annual rate of return in excess of the change in the Consumer Price Index for the aggregate investments of the Pension Plan evaluated over a period of five years. A certain amount of risk must be assumed to achieve the Pension Plan's investment target rate of return. The Pension Plan uses a balanced portfolio which has a 5-15 year time horizon and is considered moderate risk. The portfolio strategy followed by the Pension Plan has a baseline allocation of 60% stock and 40% fixed income securities, but the investment manager may allocate funds within certain specified ranges. The range for equities is 35% to 75% and for fixed income securities the range is 25% to 60%. The allocation among categories will vary from the baseline allocation when opportunities are identified to improve returns and/or reduce risk.

The fair value of Pension Plan assets at December 31, 2012 by asset category are as follows:

		Fair Value Measurements at Reporting Date Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Cash	$0	$0	$0	$0
Money Market Funds	5,301	5,301	0	0
Equity Securities:
Large Cap Equity Mutual Funds	2,104	2,104	0	0
Small Cap Equity Mutual Funds	75	75	0	0
Domestic Equities	205	205	0	0
Global Equity Mutual Funds	577	577	0	0
International Equity Mutual Funds	1,651	1,651	0	0
Absolute Return Funds	446	446	0	0
Fixed Income:
International Bond Mutual Funds	364	364	0	0
Taxable Bond Mutual Funds	3,689	3,689	0	0
Total	$14,412	$14,412	$0	$0

The fair value of Pension Plan assets at December 31, 2011 by asset category are as follows:

		Fair Value Measurements at Reporting Date Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Cash	$13	$13	$0	$0
Money Market Funds	258	258	0	0
Equity Securities:
Large Cap Equity Mutual Funds	2,425	2,425	0	0
Small Cap Equity Mutual Funds	80	80	0	0
Domestic Equities	223	223	0	0
Global Equity Mutual Funds	506	506	0	0
International Equity Mutual Funds	822	822	0	0
Absolute Return Funds	419	419	0	0
Fixed Income:
International Bond Mutual Funds	419	419	0	0
Taxable Bond Mutual Funds	3,641	3,641	0	0
Total	$8,806	$8,806	$0	$0

Large Cap Equity Mutual Funds: Funds in this category have a diversified, index and actively managed multi-manager approach to investing in domestic stocks. There are multiple fund managers that are included in the portfolio with multiple categories of industries being invested in by the managers in mid-size, to large-size publicly traded firms with a majority of funds invested in large companies.

Small Cap Equity Mutual Funds: Funds in this category have a diversified, active fund manager approach to investing in small company domestic stocks.

Domestic equities: The Pension Plan holds 7,650 shares of Merchants Bancshares, Inc. stock with a cost basis of $64 thousand and a market value at December 31, 2012 of $205 thousand.

Global Equity Mutual Funds: Funds in this category are diversified, active global equity funds that have exposure to both large company domestic stocks as well as large company developed country international stocks.

International Equity Mutual Funds: Funds in this category have a diversified, index and actively managed multi-manager approach to investing in international developed country stocks and emerging market stocks.

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

International Bond Mutual Funds: Funds in this category have a diversified, actively managed multi-manager approach to investing in international bonds, with an average credit rating for the majority of the portfolio being investment grade.

Taxable Bond Mutual Funds: Funds in this category have a diversified, actively managed multi-manager approach to investing in domestic and international bonds. A majority of funds are invested in domestic bonds with an average credit rating for the majority of the portfolio being investment grade.

The following table summarizes the estimated future benefit payments expected to be paid under the Pension Plan:

Pension
(In thousands)	Benefits
2013	$508
2014	541
2015	556
2016	578
2017	619
Years 2018 to 2022	$3,385

The estimated future benefit payments expected to be paid under the Pension Plan are based on the same assumptions used to measure our benefit obligation at December 31, 2012. No future service estimates were included due to the frozen status of the Pension Plan.

401(k) Employee Stock Ownership Plan

Under the terms of our 401(k) Employee Stock Ownership Plan (“401(k)”) eligible employees are entitled to contribute up to 75% of their compensation, subject to IRS limitations, to the 401(k), and we contribute a percentage of the amounts contributed by the employees as authorized by Merchants’ Bank’s Board of Directors. In 2011 we introduced a Roth plan available to all employees as part of the 401K plan. We contributed approximately 47%, 49% and 49% of the amounts contributed by the employees in 2012, 2011 and 2010, respectively.

Summary of Expense

A summary of expense relating to our various employee benefit plans for each of the years in the three year period ended December 31, 2012 is as follows:

(In thousands)	2012	2011	2010
Pension plan	$252	$133	$178
401(k)	590	622	554
Total	$842	$755	$732

NOTE 12: STOCK-BASED COMPENSATION PLANS

Merchants has established stock based compensation plans for directors and for certain employees. The Amended and Restated Merchants Bancshares, Inc. 2008 Stock Incentive Plan (the “Plan”) allows us to grant stock options and restricted stock grants to certain employees. The Plan allows for the issuance of up to 600,000 shares of stock. As of December 31, 2012, there were 461,310 shares that remain available for future grants under the Plan.  The Merchants Bancshares, Inc. and Subsidiaries Amended and Restated 2008 Compensation Plan for Non-Employee Directors and Trustees allows us to issue up to 150,000 shares of stock. As of December 31, 2012 there were 113,878 shares that remain available for future issuance under the Plan.

The fair value of stock option and restricted stock awards, measured at the grant date are amortized to compensation expense on a straight-line basis over the vesting period. The total compensation cost related to stock option awards and restricted stock awards was $172 thousand, $164 thousand and $101 thousand for 2012, 2011 and 2010, respectively. There were no restricted stock awards prior to 2011. Compensation cost related to stock option and restricted stock awards is included in salary expense in the accompanying consolidated statements of income. Remaining compensation expense relating to current outstanding stock option grants is $27 thousand. Remaining compensation expense related to current outstanding restricted stock awards is $228 thousand.

Deferred Compensation Plans for Non-Employee Directors

Merchants has established deferred compensation plans for non-employee directors. Under the terms of these plans participating directors can elect to have all, or a specified percentage, of their director’s fees for a given year paid in the form of cash or deferred in the form of restricted shares of Merchants’ common stock. These shares are held in a rabbi trust and are considered outstanding for purposes of computing earnings per share. Directors who elect to have their compensation deferred are credited with a number of shares of Merchants’ common stock equal in value to the amount of fees deferred. The participating director may not sell, transfer or otherwise dispose of these shares prior to distribution. With respect to shares of common stock issued or otherwise transferred to a participating director, the participating director will have the right to receive dividends or other distributions thereon. Deferred director’s fees are recognized as an expense in the year incurred.

Restricted Stock

Restricted stock provides grantees with rights to shares of common stock upon completion of a service period. During the service period, all shares are considered outstanding and dividends are paid on the restricted stock. We made a grant of 6,680 and 11,054 restricted shares in 2012 and 2011, respectively. The shares vest three years after the grant date. The grant date fair value of restricted stock granted during 2012 and 2011 was $26.33 per share and $25.00 per share, respectively.

Stock Options

Stock options are granted at 100% of fair market value and vest over three years. No stock options were granted during 2012 or 2011. We granted 52,475 options during May 2010. The fair value of the options granted during 2010 was $3.06 per option. The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model that requires Merchants to develop estimates for assumptions used in the model. The Black-Scholes valuation model uses the following assumptions: expected volatility, expected term of option, risk-free interest rate and dividend yield. Expected volatility estimates are developed based on historical volatility of our stock. We use historical data to estimate the expected term of the options. The risk-free interest rate for periods within the expected life of the option is based on the U.S. Treasury yield in effect at the grant date. The dividend yield represents the expected dividends on our stock.

A summary of Merchants’ stock option plan as of December 31, 2012, 2011 and 2010 and changes during the years then ended are as follows, with numbers of shares in thousands:

	2012		2011		2010
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number	Exercise	Number	Exercise	Number	Exercise
	Of	Price	Of	Price	Of	Price
	Shares	Per Share	Shares	Per Share	Shares	Per Share
Options outstanding, beginning of year	121	$22.81	127	$22.82	81	$23.30
Granted	0	0	0	0	52	22.07
Exercised	18	22.81	6	22.93	2	23.00
Forfeited	8	22.07	0	0	4	22.75
Expired	0	0	0	0	0	0
Options outstanding, end of year	95	$22.87	121	$22.81	127	$22.82
Options exercisable	51	$23.57	34	$24.01	10	$26.63

As of December 31, 2012, there were options outstanding within the following ranges: 85 thousand at an exercise price within the range of $22.07 to $22.93, and 10 thousand at $26.63.

Options outstanding at December 31, 2012 had an intrinsic value of $372 thousand and a weighted average remaining term of 6.39 years. The total intrinsic value of options exercised was $73 thousand, $8 thousand and $6 thousand for the three years ended December 31, 2012, 2011 and 2010, respectively. We generally use shares held in treasury for option exercises. Options exercisable at December 31, 2012 had an intrinsic value of $163 thousand and a weighted average remaining term of 5.52 years. The total cash received from employees, net of withholding taxes, as a result of employee stock option exercises was $280 thousand, $0 and $59 thousand for the years ended December 31, 2012, 2011 and 2010, respectively. The tax benefit realized as a result of the stock option exercises was approximately $20 thousand, $1 thousand and $2 thousand for the years ended December 31, 2012, 2011 and 2010, respectively.

NOTE 13: EARNINGS PER SHARE

The following table presents reconciliations of the calculations of basic and diluted earnings per share for the years ended December 31, 2012, 2011 and 2010:

(In thousands except per share data)	2012	2011	2010
Net income	$15,194	$14,620	$15,461
Weighted average common shares outstanding	6,259	6,212	6,167
Dilutive effect of common stock equivalents	12	12	4
Weighted average common and common equivalent
shares outstanding	6,271	6,224	6,171
Basic earnings per common share	$2.43	$2.35	$2.51
Diluted earnings per common share	$2.42	$2.35	$2.51

Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. The computation of diluted earnings per share excludes the effect of assuming the exercise of certain outstanding stock options because the effect would be anti-dilutive. There were no anti-dilutive options outstanding for 2012. The average anti-dilutive options outstanding for 2011 and 2010 were 7,500 and 44,478, respectively.

NOTE 14: PARENT COMPANY

The Parent Company's investments in its subsidiaries are recorded using the equity method of accounting. Summarized financial information relative to the Parent Company only balance sheets at December 31, 2012 and 2011, and statements of income and cash flows for each of the years in the three year period ended December 31, 2012, are shown in the following table. The statement of changes in stockholders' equity for the Parent Company are not reported because they are identical to the consolidated financial statements.

Balance Sheets as of December 31,
(In thousands)	2012	2011
Assets:
Investment in subsidiaries*	$135,373	$127,581
Cash*	4,116	3,395
Other assets	526	696
Total assets	$140,015	$131,672
Liabilities and shareholders’ equity:
Other liabilities	$1,175	$1,516
Long term debt	20,619	20,619
Shareholders’ equity	118,221	109,537
Total liabilities and shareholders’ equity	$140,015	$131,672

Statements of Income for the Years Ended December 31,
(In thousands)	2012	2011	2010
Dividends from Merchants Bank*	$7,607	$7,953	$6,901
Equity in undistributed earnings of subsidiaries*	8,721	7,832	9,705
Other expense, net	(1,743)	(1,788)	(1,760)
Benefit from income taxes	609	623	615
Net income	$15,194	$14,620	$15,461

Statement of Cash Flows for the Years Ended December 31,
(In thousands)	2012	2011	2010
Cash flow from operating activities:
Net income	$15,194	$14,620	$15,461
Adjustments to reconcile net income to net cash provided by operating activities:
Net change in other assets	170	(84)	(187)
Net change in other liabilities	(116)	66	201
Equity in undistributed earnings of subsidiaries*	(8,721)	(7,832)	(9,705)
Net cash provided by operating activities	6,527	6,770	5,770
Cash flows from financing activities:
Sale of treasury stock	18	14	10
Proceeds from exercise of stock options	280	(1)	59
Tax benefit from exercises of stock options	20	1	2
Cash dividends paid	(6,324)	(6,233)	(6,139)
Other, net	200	206	208
Net cash used in financing activities	(5,806)	(6,013)	(5,860)
Increase (decrease) in cash and cash equivalents	721	757	(90)
Cash and cash equivalents at beginning of year	3,395	2,638	2,728
Cash and cash equivalents at end of year	$4,116	$3,395	$2,638

* Account balances are partially or fully eliminated in consolidation

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

The contractual amounts of these financial instruments at December 31, 2012 and 2011 are as follows:

(In thousands)	2012	2011
Financial instruments whose contract amounts represent credit risk:
Commitments to originate loans	$13,624	$17,569
Unused lines of credit	180,812	186,196
Standby letters of credit	4,481	4,262
Loans sold with recourse	8	22
Equity commitments to affordable housing limited partnerships	869	2,619

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

Disclosures are required regarding liability-recognition for the fair value at issuance of certain guarantees. We do not issue any guarantees that would require liability-recognition or disclosure, other than our standby letters of credit. We have issued conditional commitments in the form of standby letters of credit to guarantee payment on behalf of a customer and guarantee the performance of a customer to a third party. Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit totaled approximately $4.48 million and $4.26 million at December 31, 2012 and 2011, respectively, and represent the maximum potential future payments we could be required to make. Typically, these instruments have terms of 12 months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance sheet instruments. Our policies governing loan collateral apply to standby letters of credit at the time of credit extension. Loan-to-value ratios are generally consistent with loan-to-value requirements for other commercial loans secured by similar types of collateral.

We may enter into commitments to sell loans, which involve market and interest rate risk. There were no such commitments at December 31, 2012 or 2011.

Balances at the Federal Reserve Bank

At December 31, 2012 and 2011, amounts at the Federal Reserve Bank included $9.17 million and $12.22 million, respectively, held to satisfy certain reserve requirements of the Federal Reserve Bank.

Legal Proceedings

We have been named as defendants in various legal proceedings arising from our normal business activities. Although the amount of any ultimate liability with respect to such proceedings cannot be determined, in the opinion of Management, based upon input from counsel on the outcome of such proceedings, any such liability will not have a material effect on our consolidated financial position.

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

Financial instruments on a recurring basis

The table below presents the balance of financial assets and liabilities at December 31, 2012 measured at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Assets
U.S. Treasury Obligations	$100	$0	$100	$0
U.S. Agency Obligations	10,897	0	10,897	0
U.S. GSEs	59,366	0	59,366	0
FHLB Obligations	24,585	0	24,585	0
Agency MBSs	148,767	0	148,767	0
Agency CMBSs	5,029	0	5,029	0
Agency CMOs	230,399	0	230,399	0
CLOs	24,527	0	24,527	0
Non-Agency CMOs	4,593	0	4,593	0
ABSs	418	0	418	0
Interest rate swap agreements	552	0	552	0
Total assets	$509,233	$0	$509,233	$0
Liabilities
Interest rate swap agreements	1,610	0	1,610	0
Total liabilities	$1,610	$0	$1,610	$0

The table below presents the balance of financial assets and liabilities at December 31, 2011 measured at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Assets
U.S. Treasury Obligations	$250	$0	$250	$0
U.S. GSEs	90,419	0	90,419	0
FHLB Obligations	16,676	0	16,676	0
Agency MBSs	183,838	0	183,838	0
Agency CMOs	214,480	0	214,480	0
Non-Agency CMOs	4,855	0	4,855	0
ABSs	1,233	0	1,233	0
Interest rate swap agreements	207	0	207	0
Total assets	$511,958	$0	$511,958	$0
Liabilities
Interest rate swap agreements	1,613	0	1,613	0
Total liabilities	$1,613	$0	$1,613	$0

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

There were no transfers between Level 1 and Level 2 for the year ended December 31, 2012 or December 31, 2011.  There were no Level 3 assets measured at fair value on a recurring basis during the year ended December 31, 2012.

Financial instruments on a non-recurring basis

Certain assets are also measured at fair value on a non-recurring basis. These other financial assets include impaired loans and OREO.

The table below presents the balance of financial assets at December 31, 2012 measured at fair value on a nonrecurring basis:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
OREO	$0	$0	$0	$0
Impaired loans	2,912	0	0	2,912
Total	$2,912	$0	$0	$2,912

The table below presents the balance of financial assets at December 31, 2011 measured at fair value on a nonrecurring basis:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
OREO	$358	$0	$0	$358
Impaired loans	2,511	0	0	2,511
Total	$2,869	$0	$0	$2,869

In accordance with the provisions of FASB ASC Subtopic 310-10-35, “Accounting by Creditors for Impairment of a Loan – an Amendment of FASB Statements No. 5 and 15,” we had collateral dependent impaired loans with a carrying value of approximately $3.02 million, which had specific reserves included in the allowance for loan losses of $569 thousand at December 31, 2012.

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

The table below presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis at December 31, 2012:

				Range of
(Dollars in thousands)	Fair value	Valuation Methodology	Unobservable Inputs	Inputs
OREO	$0	Appraisal of collateral	Appraisal adjustments	0%-40%
Impaired loans	2,912	Appraisal of collateral	Appraisal adjustments	0%-40%

The methodology and unobservable inputs at December 31, 2012 are consistent with those at December 31, 2011.

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

The fair value of Merchants’ financial instruments as of December 31, 2012 are summarized in the table below:

	Carrying
(In thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$77,228	$77,228	$77,228	$0	$0
Securities available for sale	508,681	508,681	0	508,681	0
Securities held to maturity	407	454	0	454	0
FHLB stock	8,145	8,145	0	8,145	0
Loans, net of allowance for loan losses	1,071,361	1,096,188	0	0	1,096,188
Interest rate contract-cash flow hedge	552	552	0	552	0
Accrued interest receivable	4,368	4,368	0	4,368	0
Total assets	$1,670,742	$1,695,616	$77,228	$522,200	$1,096,188
Deposits	$1,271,080	$1,273,573	$940,682	$332,891	$0
Short-term borrowings	0	0	0	0	0
Securities sold under agreement to repurchase	287,520	287,837	0	287,837	0
Other long-term debt	2,483	2,502	0	2,502	0
Junior subordinated debentures issued to unconsolidated subsidiary trust	20,619	15,177	0	15,177	0
Interest rate contract-cash flow hedge	1,610	1,610	0	1,610	0
Accrued interest payable	195	195	0	195	0
Total liabilities	$1,583,507	$1,580,894	$940,682	$640,212	$0

The fair value of Merchants’ financial instruments as of December 31, 2011 are summarized in the table below:

	Carrying
(In thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$37,812	$37,812	$37,812	$0	$0
Securities available for sale	511,751	511,751	0	511,751	0
Securities held to maturity	558	624	0	624	0
FHLB stock	8,630	8,630	0	8,630	0
Loans, net of allowance for loan losses	1,017,007	1,035,131	0	0	1,035,131
Interest rate contract-cash flow hedge	207	207	0	207	0
Accrued interest receivable	5,121	5,121	0	5,121	0
Total assets	$1,581,086	$1,599,276	$37,812	$526,333	$1,035,131
Deposits	$1,177,880	$1,181,066	$829,632	$351,434	$0
Short-term borrowings	0	0	0	0	0
Securities sold under agreement to repurchase	262,527	263,062	0	263,062	0
Other long-term debt	22,562	23,594	0	23,594	0
Junior subordinated debentures issued to unconsolidated subsidiary trust	20,619	15,268	0	15,268	0
Interest rate contract-cash flow hedge	1,613	1,613	0	1,613	0
Accrued interest payable	282	282	0	282	0
Total liabilities	$1,485,483	$1,484,885	$829,632	$655,253	$0

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

Commitments to Extend Credit and Standby Letters of Credit - The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of financial standby letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties. The fair value of commitments to extend credit and standby letters of credit is approximately $45 thousand at December 31, 2012 and $42 thousand as of December 31, 2011, respectively.

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

NOTE 17: COMPREHENSIVE INCOME

The accumulated balances for each classification of other comprehensive income are as follows:

(In thousands)	Unrealized (gains) losses on securities	Pension and postretirement benefit plans	Interest rate swaps	Unrealized gains (losses) on securities deemed other than temporarily impaired	Accumulated other comprehensive income (loss)
Balance January 1, 2010	$5,763	$(2,458)	$(425)	$(213)	$2,667
Net current period change	266	172	(366)	292	364
Reclassification adjustments for (gains) losses reclassified into income	(1,354)	0	0	0	(1,354)
Balance December 31, 2010	$4,675	$(2,286)	$(791)	$79	$1,677
Net current period change	2,583	(396)	(123)	7	2,071
Reclassification adjustments for (gains) losses reclassified into income	(646)	0	0	0	(646)
Balance December 31, 2011	$6,612	$(2,682)	$(914)	$86	$3,102
Net current period change	(250)	(448)	226	(86)	(558)
Reclassification adjustments for (gains) losses reclassified into income	(329)	0	0	0	(329)
Balance December 31, 2012	$6,033	$(3,130)	$(688)	$0	$2,215

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

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2012, that Merchants met all capital adequacy requirements to which it is subject.

As of December 31, 2012, the most recent notification from the FDIC categorized Merchants Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that Management believes have changed Merchants Bank’s category. To be considered well capitalized under the regulatory framework for prompt corrective action, Merchants Bank must maintain minimum Tier 1 Leverage, Tier 1 Risk-Based, and Total Risk-Based Capital ratios. Set forth in the table below are those ratios as well as those for Merchants Bancshares, Inc.

					To Be Well-
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(In thousands)	Amount	Percent	Amount	Percent	Amount	Percent
As of December 31, 2012
Merchants Bancshares, Inc.:
Tier 1 Leverage Capital	$136,004	8.08%	$67,307	4.00%	N/A	N/A
Tier 1 Risk-Based Capital	136,004	14.75%	36,887	4.00%	N/A	N/A
Total Risk-Based Capital	147,505	16.00%	73,753	8.00%	N/A	N/A
Merchants Bank:
Tier 1 Leverage Capital	$131,850	7.81%	$67,494	4.00%	$84,367	5.00%
Tier 1 Risk-Based Capital	131,850	14.21%	37,123	4.00%	55,684	6.00%
Total Risk-Based Capital	143,422	15.45%	74,245	8.00%	92,806	10.00%
As of December 31, 2011
Merchants Bancshares, Inc.:
Tier 1 Leverage Capital	$126,435	8.08%	$62,573	4.00%	N/A	N/A
Tier 1 Risk-Based Capital	126,435	14.66%	34,490	4.00%	N/A	N/A
Total Risk-Based Capital	137,255	15.92%	68,981	8.00%	N/A	N/A
Merchants Bank:
Tier 1 Leverage Capital	$122,946	7.84%	$62,740	4.00%	$78,425	5.00%
Tier 1 Risk-Based Capital	122,946	14.16%	34,723	4.00%	52,084	6.00%
Total Risk-Based Capital	133,837	15.42%	69,446	8.00%	86,807	10.00%

Capital amounts for Merchants Bancshares, Inc. include $20 million in trust preferred securities issued in December 2004. These hybrid securities qualify as regulatory capital up to certain regulatory limits.

NOTE 19: DERIVATIVE FINANCIAL INSTRUMENTS

At December 31, 2012 and 2011, we held interest rate swaps with a combined notional amount of $10 million and $20 million, respectively, that were designated as cash flow hedges. The swaps were used to convert all or a portion of the floating rate interest on our trust preferred issuance to a fixed rate of interest. The purpose of the hedge was to protect us from the risk of variability arising from the floating rate interest on the debentures. The effective portion of unrealized changes in the fair value of derivatives accounted for as cash flow hedges are reported in other comprehensive income and reclassified to earnings if gains or losses are realized. Each quarter we assess the effectiveness of the hedging relationships by comparing the changes in cash flows of the derivative hedging instruments with the changes in cash flows of the designated hedged item. The ineffective portion of changes in the fair value of the derivatives is recognized directly in earnings. There was no ineffective portion recognized in earnings during 2012, 2011 or 2010. The fair value of $(1.06) million and $(1.41) million was reflected in other comprehensive income in the accompanying consolidated balance sheets at December 31, 2012 and December 31, 2011, respectively.

At December 31, 2012 and 2011, we had two interest rate derivative positions, with a combined notional amount of $28.63 million and $29.60 million, respectively, that were not designated as hedging instruments. These derivative positions related to a transaction in which we entered into an interest rate swap with a customer while at the same time entering into an offsetting rate swap with another financial institution. In connection with the transaction, we agreed to pay interest to the customer on a notional amount at a variable interest rate and receive interest from the customer on the same notional amount at a fixed interest rate. At the same time, we agreed to pay another financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. The transaction allows our customer to effectively convert a variable rate loan to a fixed rate loan. Because the terms of the swaps with our customer and the other financial institution offset each other, with the only difference being counterparty credit risk, changes in the fair value of the underlying derivative contracts are not materially different and do not significantly impact our results of operations. The fair value was reflected in other assets and other liabilities in the accompanying consolidated balance sheets at December 31, 2012. We assessed our counterparty risk at December 31, 2012 and determined any credit risk inherent in our derivative contracts was insignificant. Information about the fair value of derivative financial instruments can be found in Footnote 16 to these consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Merchants Bancshares, Inc.:

We have audited the accompanying consolidated balance sheets of Merchants Bancshares, Inc. and subsidiaries (the Company) as of December 31, 2012 and 2011 and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Merchants Bancshares, Inc. and subsidiaries as of December 31, 2012 and 2011 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Merchants Bancshares, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 5, 2013, expressed an unqualified opinion on the effectiveness of Merchants Bancshares, Inc.’s internal control over financial reporting.

/s/ KPMG LLP

Albany, New York

March 5, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Merchants Bancshares, Inc.:

We have audited Merchants Bancshares, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Merchants Bancshares, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Managements Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Merchants Bancshares, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Merchants Bancshares, Inc. and subsidiaries as of December 31, 2012 and 2011 and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated March 5, 2013, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Albany, New York

March 5, 2013

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures – Our principal executive officer and principal financial officer have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) as of December 31, 2012. Based on this evaluation, the principal executive officer and principal financial officer have concluded that our disclosure controls and procedures effectively ensure that information required to be disclosed in our filings and submissions with the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission.

Management’s Report on Internal Control Over Financial Reporting – Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) or 15d-15(f).  Our internal control system was designed to provide reasonable assurances to our Management and board of directors regarding the preparation and fair presentation of published financial statements. Under the supervision and with the participation of our Management, including our principal executive officer and principal financial officer, an evaluation of the effectiveness of our internal control over financial reporting was conducted, based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation under the framework in Internal Control – Integrated Framework, Management concluded that our internal control over financial reporting was effective as of December 31, 2012.

KPMG LLP, the independent registered public accounting firm that audited our consolidated financial statements, has issued an attestation report on our internal control over financial reporting as of December 31, 2012.  This report can be found on page 82.

Changes in Internal Controls over Financial Reporting  –  No changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting occurred during the fourth quarter of 2012.

ITEM 9B – OTHER INFORMATION

None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

ITEM 11 - EXECUTIVE COMPENSATION

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by Items 10 through 14 will be included in our Proxy Statement to be filed relating to our 2013 Annual Meeting of Shareholders and is incorporated herein by reference.

Pursuant to Rule 12b-23 and Instruction G to Form 10-K, our Proxy Statement will be filed within 120 days subsequent to the end of our fiscal year ended December 31, 2012.

PART IV

ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(1)   The following consolidated financial statements are included:

Consolidated Balance Sheets, December 31, 2012, and December 31, 2011

Consolidated Statements of Income for the years ended December 31, 2012, 2011 and 2010

Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010

Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2012, 2011 and 2010

Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010

Notes to Consolidated Financial Statements

(2)   The following exhibits are either filed or attached as part of this report, or are incorporated herein by reference:

Exhibit                Description

3.1.1	Certificate of Incorporation, filed on April 20, 1987 (Incorporated by reference to Exhibit 3.1.1 to Merchants’ Annual Report on Form 10-K for the Year Ended December 31, 2011)
3.1.2	Certificate of Merger, filed on June 5, 1987 (Incorporated by reference to Exhibit 3.1.2 to Merchants’ Annual Report on Form 10-K for the Year Ended December 31, 2006)
3.1.3	Certificate of Amendment, filed on May 11, 1988 (Incorporated by reference to Exhibit 3.1.3 to Merchants’ Annual Report on Form 10-K filed on March 16, 2007)
3.1.4	Certificate of Amendment, filed on April 29, 1991 (Incorporated by reference to Exhibit 3.1.4 to Merchants’ Annual Report on Form 10-K filed on March 16, 2007)
3.1.5	Certificate of Amendment, filed on August 29, 2006 (Incorporated by reference to Exhibit 3.1.5 to Merchants’ Annual Report on Form 10-K filed on March 16, 2007)
3.1.6	Certificate of Amendment, filed August 29, 2006 (Incorporated by reference to Exhibit 3.1.6 to Merchants’ Annual Report on Form 10-K filed on March 16, 2007)
3.2	Amended and Restated Bylaws of Merchants (Incorporated by reference to Exhibit 3.2 to Merchants’ Report on Form 8-K filed on April 16, 2009)
4	Specimen of Merchants’ Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to Merchants’ Annual Report on Form 10-K filed on March 13, 2008)
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
10.3

First Amendment to Amended and Restated Merchants Bancshares, Inc. 2008 Stock Incentive Plan (Incorporated by reference to Exhibit 10.3 to Merchants’ Annual Report on Form 10-K for the Year Ended December 31, 2011) +

10.4	Form of Restricted Stock Agreement (Incorporated by reference to Exhibit 10.4 to Merchants’ Annual Report on Form 10-K for the Year Ended December 31, 2011) +
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

10.7	Merchants Bancshares, Inc. Executive Annual Incentive Plan (Incorporated by reference to Exhibit 10.1 to Merchants’ Report on Form 8-K filed on March 2, 2011) +
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

10.17

Guarantee Agreement, dated December 15, 2004, by and between Merchants Bancshares, Inc. and Wilmington Trust Company dated December 15, 2004 for the benefit of the holders from time to time of the Capital Securities of MBVT Statutory Trust I (Incorporated by reference to Exhibit 10.5.3 to Merchants’ Annual Report on Form 10-K filed on March 9, 2005)

10.18	Declaration of Trust of MBVT Statutory Trust I, dated December 2, 2004 (Incorporated by reference to Exhibit 10.5.2 to Merchants’ Annual Report on Form 10-K filed on March 9, 2005)
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

10.22

Leaseback Agreement between Merchants Bank and Farrell Exchange, L.L.C., dated as of June 27, 2008 (Incorporated by reference to Exhibit 10.18.2 to Merchants’ Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2008)

21	Subsidiaries of Merchants (Incorporated by reference to Exhibit 21 to Merchants’ Annual Report on Form 10-K for the Year Ended December 31, 2011)
23	Consent of KPMG LLP*
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101

The following materials from Merchants Bancshares, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012 formatted in XBRL: (i) Consolidated Balance Sheets at December 31, 2012 and December 31, 2011; (ii) Consolidated Statements of Income for the years ended December 31, 2012, 2011 and 2010; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2012, 2011 and 2010; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010; and (vi) Notes to Consolidated Financial Statements**

+ Management contract or compensatory plan or agreement * Filed herewith ** Furnished herewith

SIGNATURES

Pursuant to the requirement of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Merchants Bancshares, Inc.

Date	March 5, 2013	By	/s/ Michael R. Tuttle
Michael R. Tuttle, President & CEO

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of MERCHANTS BANCSHARES, INC., and in the capacities and on the date as indicated.

5
/s/ Michael R. Tuttle	March 5, 2013
Michael R. Tuttle, Director,	Date
President & CEO of Merchants

/s/ Scott F. Boardman	March 5, 2013
Scott F. Boardman, Director	Date

/s/ Peter A. Bouyea	March 5, 2013
Peter A. Bouyea, Director	Date

/s/ Karen J. Danaher	March 5, 2013
Karen J. Danaher, Director	Date

/s/ Jeffrey L. Davis	March 5, 2013
Jeffrey L. Davis, Director	Date

/s/ Michael G. Furlong	March 5, 2013
Michael G. Furlong, Director	Date

/s/ John A. Kane	March 5, 2013
John A. Kane, Director	Date

/s/ Lorilee A. Lawton	March 5, 2013
Lorilee A. Lawton, Director	Date

/s/ Bruce M. Lisman	March 5, 2013
Bruce M. Lisman, Director	Date

/s/ Raymond C. Pecor, Jr.	March 5, 2013
Raymond C. Pecor, Jr. Director	Date
Chairman of the Board of Directors

/s/ Raymond C. Pecor III	March 5, 2013
Raymond C. Pecor III, Director	Date

/s/ Patrick S. Robins	March 5, 2013
Patrick S. Robins, Director	Date

/s/ Robert A. Skiff	March 5, 2013
Robert A. Skiff, Director	Date

/s/ Janet P. Spitler	March 5, 2013
Janet P. Spitler, Treasurer, CFO and Principal Accounting Officer of Merchants	Date