Form 10-Q
period 2013-03-31
MERCHANTS BANCSHARES INC
filed 2013-05-03
CIK 726517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

[  ] Yes                                       [ X ] No

As of April  25, 2013, there were 6,291,905 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

MERCHANTS BANCSHARES, INC. AND SUBSIDIARIES

FORM 10-K

ITEM 1 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Merchants Bancshares, Inc.

Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
(In thousands except share and per share data)	2013	2012
ASSETS
Cash and due from banks	$25,537	$34,547
Interest earning deposits with banks and other short-term investments	17,486	42,681
Total cash and cash equivalents	43,023	77,228
Investments:
Securities available for sale, at fair value	507,994	508,681
Securities held to maturity (fair value of $403 and $454)	366	407
Total investments	508,360	509,088
Loans	1,101,713	1,082,923
Less: Allowance for loan losses	11,796	11,562
Net loans	1,089,917	1,071,361
Federal Home Loan Bank stock	7,496	8,145
Bank premises and equipment, net	16,404	16,077
Investment in real estate limited partnerships	5,211	5,423
Other assets	22,185	21,228
Total assets	$1,692,596	$1,708,550
LIABILITIES
Deposits:
Demand (noninterest bearing)	$225,884	$240,491
Savings, interest bearing checking and money market accounts	708,797	700,191
Time deposits $100 thousand and greater	130,322	123,371
Other time deposits	204,774	207,027
Total deposits	1,269,777	1,271,080
Short-term borrowings	30,900	0
Securities sold under agreements to repurchase	243,204	287,520
Other long-term debt	2,463	2,483
Junior subordinated debentures issued to unconsolidated subsidiary trust	20,619	20,619
Other liabilities	6,479	8,627
Total liabilities	1,573,442	1,590,329
Commitments and contingencies (Note 8)
SHAREHOLDERS' EQUITY
Preferred stock
Class A non-voting shares authorized - 200,000, none outstanding	0	0
Class B voting shares authorized - 1,500,000, none outstanding	0	0
Common stock, $.01 par value	67	67
Authorized 10,000,000 shares; Issued 6,651,760 at March 31, 2013 and December 31, 2012
Outstanding: 6,289,748 at March 31, 2013 and 6,282,385 at December 31, 2012
Capital in excess of par value	36,788	36,742
Retained earnings	89,430	87,580
Treasury stock, at cost: 362,012 shares at March 31, 2013 and 369,375 shares at December 31, 2012	(14,291)	(14,786)
Deferred compensation arrangements: 305,231 shares at March 31, 2013 and 324,515 shares at December 31, 2012	6,122	6,403
Accumulated other comprehensive income	1,038	2,215
Total shareholders' equity	119,154	118,221
Total liabilities and shareholders' equity	$1,692,596	$1,708,550

See accompanying notes to unaudited consolidated financial statements

Merchants Bancshares, Inc.

Consolidated Statements of Income

(Unaudited)

	Three Months Ended
	March 31,
(In thousands except per share data)	2013	2012
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$10,784	$11,329
Investment income:
Interest and dividends on investment securities	2,785	3,080
Interest on interest earning deposits with banks and other short-term investments	12	10
Total interest and dividend income	13,581	14,419
INTEREST EXPENSE
Savings, interest bearing checking and money market accounts	167	226
Time deposits $100 thousand and greater	235	280
Other time deposits	344	454
Securities sold under agreement to repurchase and other short-term debt	357	576
Long-term debt	196	447
Total interest expense	1,299	1,983
Net interest income	12,282	12,436
Provision for credit losses	250	250
Net interest income after provision for credit losses	12,032	12,186
NONINTEREST INCOME
Net gains on investment securities	0	76
Trust division income	758	657
Service charges on deposits	987	977
Equity in losses of real estate limited partnerships	(270)	(410)
Other	1,003	1,061
Total noninterest income	2,478	2,361
NONINTEREST EXPENSE
Compensation and benefits	4,795	5,188
Occupancy expense	1,064	974
Equipment expense	946	904
Legal and professional fees	687	611
Marketing	280	411
State franchise taxes	357	328
FDIC insurance	220	215
Other Real Estate Owned ("OREO") expenses	13	33
Other	1,522	1,439
Total noninterest expense	9,884	10,103
Income before provision for income taxes	4,626	4,444
Provision for income taxes	1,017	831
NET INCOME	$3,609	$3,613

Basic earnings per common share	$0.57	$0.58
Diluted earnings per common share	$0.57	$0.58

See accompanying notes to consolidated financial statements

Merchants Bancshares, Inc.

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended
	March 31,
(In thousands)	2013	2012
Net income	$3,609	$3,613
Other comprehensive (loss) income, net of tax:
Change in net unrealized gain (loss) on securities available for sale, net of taxes of $(692) and $206	(1,285)	383
Reclassification adjustments for net securities losses (gains) included in net income, net of taxes of $0 and $(26)	0	(50)
Change in net unrealized loss on interest rate swaps, net of taxes of $26 and $43	48	80
Pension liability adjustment, net of taxes of $32 and $22	60	41
Other comprehensive (loss) income	(1,177)	454
Comprehensive income	$2,432	$4,067

See accompanying notes to consolidated financial statements

Merchants Bancshares, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
(In thousands)	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,609	$3,613
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	250	250
Depreciation and amortization	512	498
Amortization of investment security premiums and accretion of discounts, net	402	686
Stock option expense	46	46
Net gains on sales of investment securities	0	(76)
Equity in losses of real estate limited partnerships, net	270	410
Changes in assets and liabilities:
Net change in interest receivable	(912)	(410)
Net change in other assets	707	(1,251)
Net change in interest payable	(3)	13
Net change in other liabilities	(2,111)	(10,670)
Net cash provided by (used in) operating activities	2,770	(6,891)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investment securities available for sale	0	14,630
Proceeds from maturities of investment securities available for sale	39,112	51,706
Proceeds from maturities of investment securities held to maturity	41	42
Proceeds from redemption of Federal Home Loan Bank stock	649	486
Purchases of investment securities available for sale	(40,804)	(62,336)
Loan originations in excess of principal payments	(18,764)	(13,353)
Proceeds from sale of premises and equipment	1	0
Proceeds from sales of other real estate owned	0	8
Real estate limited partnership investments	(46)	(1,185)
Purchases of bank premises and equipment	(879)	(476)
Net cash used in investing activities	(20,690)	(10,478)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in deposits	(1,303)	22,781
Net increase in short-term borrowings	30,900	36,600
Net increase in securities sold under agreement to repurchase, short-term	(44,316)	(34,118)
Principal payments on long-term debt	(20)	(20)
Cash dividends paid	(1,606)	(1,574)
Sale of treasury stock	7	3
Increase in deferred compensation arrangements	53	49
Net cash (used in) provided by financing activities	(16,285)	23,721
(Decrease) increase in cash and cash equivalents	(34,205)	6,352
Cash and cash equivalents beginning of period	77,228	37,812
Cash and cash equivalents end of period	$43,023	$44,164

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Total interest payments	$1,302	$1,998
Total income tax payments	0	2,500
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Distribution of stock under deferred compensation arrangements	$446	$432
Distribution of treasury stock in lieu of cash dividend	154	171
Decrease in payable for investments purchased	0	(9,461)

See accompanying notes to consolidated financial statements

Notes To Interim Unaudited Consolidated Financial Statements

For additional information, see the Merchants Bancshares, Inc. (“Merchants,” “we,” “us,” “our”) Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the Securities and Exchange Commission (the “SEC”) on March 6, 2013.

NOTE 1: FINANCIAL STATEMENT PRESENTATION

Principles of Consolidation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. All adjustments necessary for a fair presentation of our interim consolidated financial statements as of March 31, 2013 and December 31, 2012 and for the three months ended March 31, 2013 and 2012 have been included. The information was prepared from our unaudited financial statements and the unaudited financial statements of our subsidiaries, Merchants Bank and MBVT Statutory Trust I.  Amounts reported for prior periods are reclassified, where necessary, to be consistent with the current period presentation.

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

NOTE 2: RECENT ACCOUNTING PRONOUNCEMENTS

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-02, “Comprehensive Income (Topic 220) – Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” The objective of this update is to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The amendments in this update apply to all entities that issue financial statements that are presented in conformity with U.S. GAAP and that report items of other comprehensive income. Public companies are required to comply with these amendments for all reporting periods presented, including interim periods. For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012.  Adoption of this update did not have a material impact on our financial condition or results of operations.

In January 2013, the FASB issued ASU 2013-01, “Balance Sheet (Topic 210) – Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.” The main objective in developing this update is to address implementation issues about the scope of ASU 2011-11, “Balance Sheet (Topic 210) – Disclosures about Offsetting Assets and Liabilities.” The amendments clarify that the scope of ASU 2011-11 applies only to derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in the ASC or otherwise subject to a master netting arrangement or similar agreement.  ASU 2011-11 requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial statements. This includes the effect or potential effect of rights of offset associated with an entity’s recognized assets and liabilities that are subject to the ASU. Consistent with ASU 2011-11, an entity is required to apply the amendments for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the required disclosures retrospectively for all comparative periods presented. The effective date is the same as the effective date of ASU 2011-11. Adoption of the update did not have a material impact on our financial condition or results of operations.

NOTE 3: INVESTMENT SECURITIES

Investments in securities are classified as available for sale or held to maturity as of March 31, 2013 and December 31, 2012. The amortized cost and fair values of the securities classified as available for sale and held to maturity as of March 31, 2013 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available for Sale:
U.S. Treasury Obligations	$100	$0	$0	$100
U.S. Agency Obligations	25,959	25	173	25,811
U.S. Government Sponsored Enterprises ("U.S. GSEs")	46,144	609	164	46,589
Federal Home Loan Bank ("FHLB") Obligations	22,528	19	106	22,441
Residential Real Estate Mortgage-backed Securities ("Agency MBSs")	130,551	5,313	11	135,853
Agency Commercial Mortgage Backed Securities ("Agency CMBSs")	18,764	13	87	18,690
Agency Collateralized Mortgage Obligations ("Agency CMOs")	225,112	2,498	640	226,970
Non-agency Collateralized Mortgage Obligations ("Non-agency CMOs")	4,346	29	0	4,375
Collateralized Loan Obligations ("CLOs")	26,799	0	49	26,750
Asset Backed Securities ("ABSs")	357	58	0	415
Total Available for Sale	$500,660	$8,564	$1,230	$507,994
Held to Maturity:
Agency MBSs	$366	$37	$0	$403
Total Held to Maturity	$366	$37	$0	$403

The amortized cost and fair values of the securities classified as available for sale and held to maturity as of December 31, 2012 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available for Sale:
U.S. Treasury Obligations	$100	$0	$0	$100
U.S. Agency Obligations	10,956	0	59	10,897
U.S. GSEs	58,731	723	88	59,366
FHLB Obligations	24,546	39	0	24,585
Agency MBSs	142,441	6,326	0	148,767
Agency CMBSs	5,087	0	58	5,029
Agency CMOs	227,815	2,922	338	230,399
Non-agency CMOs	4,589	6	2	4,593
CLOs	24,748	0	221	24,527
ABSs	357	61	0	418
Total Available for Sale	$499,370	$10,077	$766	$508,681
Held to Maturity:
Agency MBSs	$407	$47	$0	$454
Total Held to Maturity	$407	$47	$0	$454

The contractual final maturity distribution of the debt securities classified as available for sale and held to maturity as of March 31, 2013, are as follows:

		After One	After Five
	Within	But Within	But Within	After Ten
(In thousands)	One Year	Five Years	Ten Years	Years	Total
Available for Sale (at fair value):
U.S. Treasury Obligations	$0	$100	$0	$0	$100
U.S. Agency Obligations	0	0	0	25,811	25,811
U.S. GSEs	0	2,512	44,077	0	46,589
FHLB Obligations	0	0	22,441	0	22,441
Agency MBSs	151	4,614	19,321	111,767	135,853
Agency CMBSs	0	0	13,829	4,861	18,690
Agency CMOs	0	0	3,877	223,093	226,970
Non-agency CMOs	0	0	0	4,375	4,375
CLOs	0	0	26,750	0	26,750
ABSs	0	0	0	415	415
Total Available for Sale	$151	$7,226	$130,295	$370,322	$507,994
Held to Maturity (at amortized cost):
Agency MBSs	$6	$63	$0	$297	$366
Total Held to Maturity	$6	$63	$0	$297	$366

The contractual final maturity distribution of the debt securities classified as available for sale and held to maturity as of December 31, 2012, are as follows:

		After One	After Five
	Within	But Within	But Within	After Ten
(In thousands)	One Year	Five Years	Ten Years	Years	Total
Available for Sale (at fair value):
U.S. Treasury Obligations	$0	$100	$0	$0	$100
U.S. Agency Obligations	0	0	0	10,897	10,897
U.S. GSEs	0	10,025	49,341	0	59,366
FHLB Obligations	0	0	24,585	0	24,585
Agency MBSs	316	3,387	22,854	122,210	148,767
Agency CMBSs	0	0	5,029	0	5,029
Agency CMOs	0	0	4,139	226,260	230,399
Non-agency CMOs	0	0	0	4,593	4,593
CLOs	0	0	24,527	0	24,527
ABSs	0	0	0	418	418
Total Available for Sale	$316	$13,512	$130,475	$364,378	$508,681
Held to Maturity (at amortized cost):
Agency MBSs	$11	$73	$0	$323	$407
Total Held to Maturity	$11	$73	$0	$323	$407

Actual maturities will differ from contractual maturities because borrowers may have rights to call or prepay obligations. Maturities of Agency MBSs and Agency CMOs in the table above are based on final contractual maturities.

The following table presents the proceeds, gross gains and gross losses on available for sale securities for the three months ended March 31, 2013 and 2012.

(In thousands)	2013	2012
Proceeds	$0	$14,630
Gross gains	0	122
Gross losses	0	(46)
Net gains	$0	$76

We did not sell any securities during the three months ended March 31, 2013.

Securities with a carrying amount of $295.44 million and $349.52 million at March 31, 2013 and December 31, 2012, respectively, were pledged to secure U.S. Treasury borrowings, public deposits, securities sold under agreements to repurchase, and for other purposes required by law.

Gross unrealized losses on investment securities available for sale and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position, at March 31, 2013, were as follows:

	Less Than 12 Months		12 Months or More		Total
(In thousands)	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
U.S. Agency Obligations	$20,751	$173	$0	$0	$20,751	$173
U.S. GSEs	14,788	164	0	0	14,788	164
FHLB Obligations	19,894	106	0	0	19,894	106
Agency MBSs	4,943	11	0	0	4,943	11
Agency CMBSs	9,875	87	0	0	9,875	87
Agency CMOs	69,028	640	0	0	69,028	640
CLOs	24,750	49	0	0	24,750	49
	$164,029	$1,230	$0	$0	$164,029	$1,230

Gross unrealized losses on investment securities available for sale and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position, at December 31, 2012, were as follows:

	Less Than 12 Months		12 Months or More		Total
(In thousands)	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
U.S. Agency Obligations	$10,897	$59	$0	$0	$10,897	$59
U.S. GSEs	9,882	88	0	0	9,882	88
Agency CMBSs	5,029	58	0	0	5,029	58
Agency CMOs	39,047	338	0	0	39,047	338
Non-agency CMOs	0	0	3,041	2	3,041	2
CLOs	24,527	221	0	0	24,527	221
	$89,382	$764	$3,041	$2	$92,423	$766

There were no securities held to maturity with unrealized losses as of March 31, 2013 or December 31, 2012.

There were no securities classified as trading at March 31, 2013 and December 31, 2012.

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

Agency MBSs and Agency CMOs consist of pools of residential mortgages which are guaranteed by the FNMA, FHLMC, or Government National Mortgage Association (“GNMA”) with various origination dates and maturities.  Agency CMBS consists of bonds backed by commercial real estate which are guaranteed by FNMA. CLOs are floating rate securities that consist of pools of commercial loans structured to provide very strong over collateralization and subordination.  All of our CLOs are the senior AAA tranche and are the first bond to get paid down. Non-Agency CMOs are tracked individually with updates on the performance of the underlying collateral and stress testing performed and reviewed monthly. Both of our non-agency CMOs held at March 31, 2013 were sold in early April for small gains. Additionally, we monitor individual bonds that experience greater levels prepayment or market volatility.

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

As a member of the FHLB system, we are required to invest in stock of the Federal Home Loan Bank of Boston (“FHLBB”) in an amount determined based on our borrowings from the FHLBB. At March 31, 2013, our investment in FHLBB stock totaled $7.50 million. We received and recorded dividend income totaling $5 thousand and $17 thousand during the three months ended March 31, 2013 and 2012, respectively.

NOTE 4: LOANS AND THE ALLOWANCE FOR CREDIT LOSSES

Loans

The composition of our loan portfolio at March 31, 2013 and December 31, 2012 was as follows:

(In thousands)	March 31, 2013	December 31, 2012
Commercial, financial and agricultural	$168,500	$165,023
Municipal loans	85,211	84,689
Real estate loans – residential	504,226	489,951
Real estate loans – commercial	324,208	327,622
Real estate loans – construction	14,115	10,561
Installment loans	5,192	4,701
All other loans	261	376
Total loans	$1,101,713	$1,082,923

We primarily originate residential real estate, commercial, commercial real estate, municipal obligations and installment loans to customers throughout the state of Vermont. There are no significant industry concentrations in the loan portfolio. Total loans in the table above included $272 thousand and $250 thousand of net deferred loan origination cost at March 31, 2013 and December 31, 2012, respectively. The aggregate amount of overdrawn deposit balances classified as loan balances was $261 thousand and $376 thousand at March 31, 2013 and December 31, 2012, respectively.

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

Municipal: Municipal loans primarily consist of term and time loans issued on a tax-exempt and taxable basis which are general obligations of the municipality. These loans are viewed as lower risk as municipalities can utilize taxing power to meet financial obligations.

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

Real Estate – Commercial: We offer commercial real estate loans to finance real estate purchases and refinancing of existing commercial properties. These commercial real estate loans are generally secured by first liens on the real estate, which may include both owner occupied and non owner occupied facilities. The types of facilities financed include apartments, hotels, warehouses, retail facilities, manufacturing facilities and office buildings. Our underwriting analysis includes credit verification, independent appraisals, a review of the borrower's financial condition, and a detailed analysis of the borrower’s underlying cash flows.

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

The following table reflects our loan loss experience and activity in the allowance for credit losses by portfolio segment for the three months ended March 31, 2013:

(In thousands)	Commercial, financial and agricultural	Municipal	Real estate- residential	Real estate- commercial	Real estate-construction	Installment	All other	Totals
Allowance for credit losses:
Beginning balance	$3,447	$522	$3,582	$4,499	$234	$17	$11	$12,312
Charge-offs	0	0	(7)	(1)	0	0	(20)	(28)
Recoveries	9	0	3	40	1	0	1	54
Provision (credit)	(45)	133	130	(27)	40	(1)	20	250
Ending balance	$3,411	$655	$3,708	$4,511	$275	$16	$12	$12,588

The following table reflects our loan loss experience and activity in the allowance for credit losses by portfolio segment for the three months ended March 31, 2012:

(In thousands)	Commercial, financial and agricultural	Municipal	Real estate- residential	Real estate- commercial	Real estate-construction	Installment	All other	Totals
Allowance for credit losses:
Beginning balance	$2,905	$309	$3,138	$4,484	$477	$23	$17	$11,353
Charge-offs	0	0	0	0	0	0	0	0
Recoveries	20	0	1	1	7	0	0	29
Provision (credit)	(192)	233	235	199	(204)	(5)	(16)	250
Ending balance	$2,733	$542	$3,374	$4,684	$280	$18	$1	$11,632

The allowance for credit losses consists of the allowance for loan losses and the reserve for undisbursed lines of credit. The reserve for undisbursed lines of credit is included in other liabilities on the balance sheet. The following presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment based upon impairment method at March 31, 2013:

(In thousands)	Commercial, financial and agricultural	Municipal	Real estate- residential	Real estate- commercial	Real estate-construction	Installment	All other	Totals
Allowance for credit losses:
Ending balance individually evaluated for impairment	$126	$0	$491	$58	$0	$3	$0	$678
Ending balance collectively evaluated for impairment	3,285	655	3,217	4,453	275	13	12	11,910
Totals	$3,411	$655	$3,708	$4,511	$275	$16	$12	$12,588
Financing receivables:
Ending balance individually evaluated for impairment	$724	$0	$2,401	$281	$0	$9	$0	$3,415
Ending balance collectively evaluated for impairment	167,776	85,211	501,825	323,927	14,115	5,183	261	1,098,298
Totals	$168,500	$85,211	$504,226	$324,208	$14,115	$5,192	$261	$1,101,713
Components:
Allowance for loan losses	$2,829	$648	$3,621	$4,452	$218	$16	$12	$11,796
Reserve for undisbursed lines of credit	582	7	87	59	57	0	0	792
Total allowance for credit losses	$3,411	$655	$3,708	$4,511	$275	$16	$12	$12,588

The following presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment based upon impairment method at December 31, 2012:

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

The table below presents the recorded investment of loans, including nonaccrual and restructured loans, segregated by class, with delinquency aging as of March 31, 2013:

	30-59 Days	60-89 Days	90 Days or More	Total Past			Greater Than 90 Days and
(In thousands)	Past Due	Past Due	Past Due	Due	Current	Total	Accruing
Commercial, financial and agricultural	$818	$0	$0	$818	$167,682	$168,500	$0
Municipal	0	0	0	0	85,211	85,211	0
Real estate-residential:
First mortgage	101	163	974	1,238	465,805	467,043	0
Second mortgage	80	0	716	796	36,387	37,183	0
Real estate-commercial:
Owner occupied	68	0	107	175	221,175	221,350	0
Non-owner occupied	0	74	0	74	102,784	102,858	0
Real estate-construction:
Residential	0	0	0	0	1,859	1,859	0
Commercial	0	0	0	0	12,256	12,256	0
Installment	1	0	0	1	5,191	5,192	0
Other	0	0	0	0	261	261	0
Total	$1,068	$237	$1,797	$3,102	$1,098,611	$1,101,713	$0

Out of the $4.21 million in past due loans above $2.12 million are non-accruing or restructured.

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

Impaired loans by class at March 31, 2013 are as follows:

(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded
Commercial, financial and agricultural	$306	$1,244	$0
Real estate – residential:
First mortgage	836	1,237	0
Second mortgage	171	207	0
Real estate – commercial:
Owner occupied	107	243	0
Non-owner occupied	0	70	0
Installment	0	44	0
With related allowance recorded
Commercial, financial and agricultural	418	435	126
Real estate – residential:
First mortgage	694	702	154
Second mortgage	700	700	337
Real estate – commercial:
Owner occupied	174	178	58
Installment	9	10	3
Total
Commercial, financial and agricultural	724	1,679	126
Real estate – residential	2,401	2,846	491
Real estate – commercial	281	491	58
Installment	9	54	3
Total	$3,415	$5,070	$678

Impaired loans by class at December 31, 2012 are as follows:

(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded
Commercial, financial and agricultural	$7	$970	$0
Real estate – residential:
First mortgage	853	1,174	0
Second mortgage	16	52	0
Real estate – commercial:
Owner occupied	295	487	0
Non-owner occupied	0	70	0
Installment	0	45	0
With related allowance recorded
Commercial, financial and agricultural	226	228	149
Real estate – residential:
First mortgage	748	766	173
Second mortgage	700	700	188
Real estate – commercial:
Owner occupied	177	179	59
Non-owner occupied
Total
Commercial, financial and agricultural	233	1,198	149
Real estate – residential	2,317	2,692	361
Real estate – commercial	472	736	59
Installment	0	45	0
Total	$3,022	$4,671	$569

Average recorded investment and interest income recognized on our impaired loans for the periods indicated is presented below:

	Three Months Ended March 31, 2013		Three Months Ended March 31, 2012
(In thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Commercial, financial and agricultural	$107	$8	$70	$7
Real estate – residential:
First mortgage	841	33	818	14
Second mortgage	67	0	199	0
Real estate – commercial:
Owner occupied	36	15	335	1
Non-owner occupied	0	0	0	0
Installment	3	0	0	0
With related allowance recorded
Commercial, financial and agricultural	414	0	30	0
Real estate – residential:
First mortgage	677	0	783	0
Second mortgage	700	0	84	0
Real estate – commercial:
Owner occupied	174	0	108	0
Installment	3	0	0	0
Total
Commercial, financial and agricultural	521	8	100	7
Real estate – residential	2,285	33	1,884	14
Real estate – commercial	210	15	443	1
Installment	6	0	0	0
Total	$3,022	$56	$2,427	$22

There was no interest recognized on a cash basis for either period in the table above.

Nonperforming loans at March 31, 2013 and December 31, 2012 are as follows:

(In thousands)	March 31, 2013	December 31, 2012
Nonaccrual loans	$2,876	$2,355
Loans greater than 90 days and accruing	0	0
TDRs	539	557
Total nonperforming loans	$3,415	$2,912

Of the total TDRs in the table above, $363 thousand at March 31, 2013 and $374 thousand at December 31, 2012, are nonaccruing.

We have reviewed all restructurings that occurred on or after January 1, 2013 for identification as troubled debt restructurings. We did not identify as TDR any loans for which the allowance for credit losses had been measured under a general allowance for credit losses methodology. The loans in the table below are considered impaired under the guidance in Section 310-10-35 of the FASB codification.  All of the TDRs as of March 31, 2013 were restructured prior to January 1, 2013.

Presented below is a summary of our restructurings during the three months ended March 31, 2013 and March 31, 2012. There were no TDRs during the three months ended March 31, 2013.

	Three Months Ended March 31, 2013			Three Months Ended March 31, 2012
	Number	Pre-Modification Recorded	Post-Modification Recorded	Number	Pre-Modification Recorded	Post-Modification Recorded
(Dollars in thousands)	of Loans	Investment	Investment	of Loans	Investment	Investment
Real estate – residential:
First mortgage	0	$0	$0	1	$182	$182

Modifications were granted which consisted of lower interest rates and more favorable payment terms to the borrower. There were no TDRs restructured within the past twelve months that have defaulted.

There were ten TDRs at March 31, 2013, all of which demonstrated cash flow insufficient to service their debt, as well as an inability to obtain funds at market rates from other sources. At March 31, 2013, one restructured loan totaling $50 thousand that was restructured in a prior year, was in default with foreclosure proceedings in process. The other loans were performing in accordance with their modified agreements. At March 31, 2013, four of the loans totaling $176 thousand were accruing and six of the loans totaling $363 thousand were in nonaccrual. At March 31, 2013, there were no commitments to lend additional funds to borrower whose loans have been modified in a troubled debt restructuring. We had $44 thousand in commitments to lend additional funds to borrowers whose loans were in nonaccrual status or to borrowers whose loans were 90 days past due and still accruing. Merchants recorded interest income on restructured loans of approximately $2 thousand during the three months ended March 31, 2013 and $4 thousand during the three months ended March 31, 2012.

We had no OREO at March 31, 2013 or at December 31, 2012.

Nonaccrual loans by class as of March 31, 2013 and December 31, 2012 are as follows:

(In thousands)	March 31, 2013	December 31, 2012
Commercial, financial and agricultural	$719	$225
Real estate - residential:
First mortgage	1,170	1,119
Second mortgage	871	716
Real estate - commercial:
Owner occupied	107	295
Non owner occupied	0	0
Installment	9	0
Total nonaccruing non-TDR loans	$2,876	$2,355
Nonaccruing TDR’s
Commercial, financial and agricultural	5	8
Real estate – residential:
First mortgage	184	189
Real estate - commercial:
Owner occupied	174	177
Total nonaccrual loans including TDRs	$3,239	$2,729

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

Residential  real estate and consumer loans

We do not use a grading system for our performing residential real estate and consumer loans. Credit quality for these loans is based on performance and payment status.

Below is a summary of loans by credit quality indicator as of March 31, 2013:

	Unrated Residential and		Pass-	Special	Sub-
(In thousands)	Consumer	Pass	Watch	Mention	Standard	Total
Commercial, financial and agricultural	$77	$143,900	$18,059	$637	$5,827	$168,500
Municipal	0	76,353	8,858	0	0	85,211
Real estate – residential:
First mortgage	433,736	30,250	1,216	191	1,650	467,043
Second mortgage	35,473	1,000	0	0	710	37,183
Real estate – commercial:
Owner occupied	94	179,727	17,188	7,074	17,267	221,350
Non-owner occupied	49	90,219	10,578	608	1,404	102,858
Real estate – construction:
Residential	340	0	1,519	0	0	1,859
Commercial	585	11,154	517	0	0	12,256
Installment	5,192	0	0	0	0	5,192
All other loans	261	0	0	0	0	261
Total	$475,807	$532,603	$57,935	$8,510	$26,858	$1,101,713

Below is a summary of loans by credit quality indicator as of December 31, 2012:

	Unrated Residential and		Pass-	Special	Sub-
(In thousands)	Consumer	Pass	Watch	Mention	Standard	Total
Commercial, financial and agricultural	$85	$138,307	$18,738	$5,704	$2,189	$165,023
Municipal	5	77,242	7,442	0	0	84,689
Real estate – residential:
First mortgage	418,802	29,237	1,275	194	1,533	451,041
Second mortgage	37,200	1,000	0	0	710	38,910
Real estate – commercial:
Owner occupied	86	188,330	16,718	3,546	13,628	222,308
Non-owner occupied	40	93,002	10,211	613	1,448	105,314
Real estate – construction:
Residential	41	0	1,518	0	0	1,559
Commercial	598	7,882	522	0	0	9,002
Installment	4,701	0	0	0	0	4,701
All other loans	376	0	0	0	0	376
Total	$461,934	$535,000	$56,424	$10,057	$19,508	$1,082,923

The amount of interest which was not earned, but which would have been earned had our nonaccrual and restructured loans performed in accordance with their original terms and conditions, was approximately $44 thousand and $55 thousand for the three months ended March 31, 2013 and 2012, respectively.

NOTE 5: EMPLOYEE BENEFIT PLANS

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

The following tables summarize the components of net periodic benefit cost and other changes in Pension Plan assets and benefit obligations recognized in other comprehensive income for the three months ended March 31, 2013 and 2012, respectively:

(In thousands)	2013	2012
Interest cost	$104	$109
Expected return on plan assets	(247)	13
Service costs	15	(144)
Net loss amortization	92	101
Net periodic pension cost	$(36)	$79

We have no minimum required contribution for 2013.

Our Pension Investment Policy Statement sets for the investment objectives and constraints of the Pension Plan. The purpose of the policy is to assist and our Retirement Plan Committee in effectively supervising, monitoring, and evaluating  the Pension Plan.

NOTE 6: EARNINGS PER SHARE

The following table presents reconciliations of the calculations of basic and diluted earnings per share for the three months ended March 31, 2013 and 2012:

(In thousands except per share data)	2013	2012
Net income	$3,609	$3,613
Weighted average common shares outstanding	6,287	6,237
Dilutive effect of common stock equivalents	12	15
Weighted average common and common equivalent
shares outstanding	6,299	6,252
Basic earnings per common share	$0.57	$0.58
Diluted earnings per common share	$0.57	$0.58

Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding for the three months ended March 31, 2013 and 2012. The computation of diluted earnings per share excludes the effect of assuming the exercise of certain outstanding stock options because the effect would be anti-dilutive. There were no anti-dilutive options outstanding for the three months ended March 31, 2013 or 2012, which were not considered in the calculation of diluted earnings per share because the stock options’ exercise price was greater than the average market price during these periods.

NOTE 7: STOCK REPURCHASE PROGRAM

We extended, through January 2014, our stock buyback program, originally adopted in January 2007. Under the program we may repurchase up to 200,000 shares of our common stock on the open market from time to time, and have purchased 143,475 shares at an average price per share of $22.94 since the program’s adoption. We did not repurchase any of our shares during 2012 or during the first three months of 2013, and do not expect to repurchase shares in the near future.

NOTE 8: COMMITMENTS AND CONTINGENCIES

Financial Instruments with Off-Balance Sheet Risk

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

Disclosures are required regarding liability-recognition for the fair value at issuance of certain guarantees. We do not issue any guarantees that would require liability-recognition or disclosure, other than our standby letters of credit. We have issued conditional commitments in the form of standby letters of credit to guarantee payment on behalf of a customer and guarantee the performance of a customer to a third party. Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit totaled approximately $4.71 million and $4.48 million at March 31, 2013 and December 31, 2012, respectively, and represent the maximum potential future payments we could be required to make. Typically, these instruments have terms of 12 months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance sheet instruments. Our policies governing loan collateral apply to standby letters of credit at the time of credit extension. Loan-to-value ratios are generally consistent with loan-to-value requirements for other commercial loans secured by similar types of collateral.

We may enter into commitments to sell loans, which involve market and interest rate risk. There were no such commitments at March 31, 2013 or December 31, 2012.

Legal Proceedings

We have been named as defendants in various legal proceedings arising from our normal business activities. Although the amount of any ultimate liability with respect to such proceedings cannot be determined, in the opinion of Management, based upon input from counsel on the outcome of such proceedings, any such liability will not have a material effect on our financial condition and results of operations.

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

Financial instruments on a recurring basis

The table below presents the balance of financial assets and liabilities at March 31, 2013 measured at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Assets
U.S. Treasury Obligations	$100	$0	$100	$0
U.S. Agency Obligations	25,811	0	25,811	0
U.S. GSEs	46,589	0	46,589	0
FHLB Obligations	22,441	0	22,441	0
Agency MBSs	135,853	0	135,853	0
Agency CMBSs	18,690	0	18,690	0
Agency CMOs	226,970	0	226,970	0
Non-Agency CMOs	4,375	0	4,375	0
CLOs	26,750	0	26,750	0
ABSs	415	0	415	0
Interest rate swap agreements	478	0	478	0
Total assets	$508,472	$0	$508,472	$0
Liabilities
Interest rate swap agreements	1,461	0	1,461	0
Total liabilities	$1,461	$0	$1,461	$0

The table below presents the balance of financial assets and liabilities at December 31, 2012 measured at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Assets
U.S. Treasury Obligations	$100	$0	$100	$0
U.S. Agency Obligations	10,897	0	10,897	0
U.S. GSEs	59,366	0	59,366	0
FHLB Obligations	24,585	0	24,585	0
Agency MBSs	148,767	0	148,767	0
Agency CMBSs	5,029	0	5,029	0
Agency CMOs	230,399	0	230,399	0
Non-Agency CMOs	4,593	0	4,593	0
CLOs	24,527	0	24,527	0
ABSs	418	0	418	0
Interest rate swap agreements	552	0	552	0
Total assets	$509,233	$0	$509,233	$0
Liabilities
Interest rate swap agreements	1,610	0	1,610	0
Total liabilities	$1,610	$0	$1,610	$0

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

There were no transfers between Level 1 and Level 2 for the three months ended March 31, 2013 or March 31, 2012.  There were no Level 3 assets measured at fair value on a recurring basis during the three months ended March 31, 2013.

Financial instruments on a non-recurring basis

Certain assets are also measured at fair value on a non-recurring basis. These other financial assets include impaired loans and OREO.

The table below presents the balance of financial assets by class at March 31, 2013 measured at fair value on a nonrecurring basis:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Commercial, financial and agricultural	$309	$0	$0	$309
Real estate-residential:
First mortgage	548	0	0	548
Second mortgage	363	0	0	363
Real estate-commercial:
Owner occupied	120	0	0	120
Installment	7	0	0	7
Total	$1,347	$0	$0	$1,347

The table below presents the balance of financial assets by class at December 31, 2012 measured at fair value on a nonrecurring basis:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Commercial, financial and agricultural	$79	$0	$0	$79
Real estate-residential:
First mortgage	593	0	0	593
Second mortgage	512	0	0	512
Real estate-commercial:
Owner occupied	415	0	0	415
Total	$1,599	$0	$0	$1,599

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

The table below presents the valuation methodology and unobservable inputs for Level 3 assets by class measured at fair value on a non-recurring basis at March 31, 2013:

				Range of
(Dollars in thousands)	Fair value	Valuation Methodology	Unobservable Inputs	Inputs
Commercial, financial and agricultural	$309	Appraisal of collateral	Appraisal adjustments	0%-40%
Real estate-residential:
First mortgage	548	Appraisal of collateral	Appraisal adjustments	0%-40%
Second mortgage	363	Appraisal of collateral	Appraisal adjustments	0%-40%
Real estate-commercial:
Owner occupied	120	Appraisal of collateral	Appraisal adjustments	0%-40%
Installment	7	Appraisal of collateral	Appraisal adjustments	0%-40%
Total	$1,347

The table below presents the valuation methodology and unobservable inputs for Level 3 assets by class measured at fair value on a non-recurring basis at December 31, 2012:

				Range of
(Dollars in thousands)	Fair value	Valuation Methodology	Unobservable Inputs	Inputs
Commercial, financial and agricultural	$79	Appraisal of collateral	Appraisal adjustments	0%-40%
Real estate-residential:
First mortgage	593	Appraisal of collateral	Appraisal adjustments	0%-40%
Second mortgage	512	Appraisal of collateral	Appraisal adjustments	0%-40%
Real estate-commercial:
Owner occupied	415	Appraisal of collateral	Appraisal adjustments	0%-40%
Total	$1,599

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

The fair value of Merchants’ financial instruments as of March 31, 2013 are summarized in the table below:

	Carrying
(In thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$43,023	$43,023	$43,023	$0	$0
Securities available for sale	507,994	507,994	0	507,994	0
Securities held to maturity	366	403	0	403	0
FHLB stock	7,496	7,496	0	7,496	0
Loans, net of allowance for loan losses	1,089,917	1,106,770	0	0	1,106,770
Interest rate contract-cash flow hedge	478	478	0	478	0
Accrued interest receivable	5,280	5,280	0	1,454	3,826
Total assets	$1,654,554	$1,671,444	$43,023	$517,825	$1,110,596
Deposits	$1,269,777	$1,272,021	$934,681	$337,340	$0
Short-term borrowings	30,900	30,900	0	30,900	0
Securities sold under agreement to repurchase	243,204	243,371	0	243,371	0
Other long-term debt	2,463	2,468	0	2,468	0
Junior subordinated debentures issued to unconsolidated subsidiary trust	20,619	15,449	0	15,449	0
Interest rate contract-cash flow hedge	1,461	1,461	0	1,461	0
Accrued interest payable	191	191	0	191	0
Total liabilities	$1,568,615	$1,565,861	$934,681	$631,180	$0

The fair value of Merchants’ financial instruments as of December 31, 2012 are summarized in the table below:

	Carrying
(In thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$77,228	$77,228	$77,228	$0	$0
Securities available for sale	508,681	508,681	0	508,681	0
Securities held to maturity	407	454	0	454	0
FHLB stock	8,145	8,145	0	8,145	0
Loans, net of allowance for loan losses	1,071,361	1,096,188	0	0	1,096,188
Interest rate contract-cash flow hedge	552	552	0	552	0
Accrued interest receivable	4,368	4,368	0	1,366	3,002
Total assets	$1,670,742	$1,695,616	$77,228	$519,198	$1,099,190
Deposits	$1,271,080	$1,273,573	$940,682	$332,891	$0
Short-term borrowings	0	0	0	0	0
Securities sold under agreement to repurchase	287,520	287,837	0	287,837	0
Other long-term debt	2,483	2,502	0	2,502	0
Junior subordinated debentures issued to unconsolidated subsidiary trust	20,619	15,177	0	15,177	0
Interest rate contract-cash flow hedge	1,610	1,610	0	1,610	0
Accrued interest payable	195	195	0	195	0
Total liabilities	$1,583,507	$1,580,894	$940,682	$640,212	$0

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

Commitments to Extend Credit and Standby Letters of Credit - The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of financial standby letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties. The fair value of commitments to extend credit and standby letters of credit is approximately $47 thousand at March 31, 2013 and $45 thousand as of December 31, 2012, respectively.

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

NOTE 10: COMPREHENSIVE INCOME

The accumulated balances for each classification of other comprehensive income are as follows:

(In thousands)	Unrealized (Gains) Losses on Securities	Pension and Postretirement Benefit Plans	Interest Rate Swaps	Accumulated Other Comprehensive Income (Loss)
Balance December 31, 2012	$6,033	$(3,130)	$(688)	$2,215
Other comprehensive income before reclassifications	(1,285)	0	48	(1,237)
Reclassification adjustments for (gains) losses reclassified into income	0	60	0	60
Net current period other comprehensive (loss) income	(1,285)	60	48	(1,177)
Balance March 31, 2013	$4,748	$(3,070)	$(640)	$1,038

All amounts in the table above are net of tax. Amounts in parenthesis indicate debits.

NOTE 11: DERIVATIVE FINANCIAL INSTRUMENTS

At March 31, 2013 and December 31, 2012, we held an interest rate swap with a  notional amount of $10 million that was designated as  a cash flow hedge. The swap was used to convert a portion of the floating rate interest on our trust preferred issuance to a fixed rate of interest. The purpose of the hedge was to protect us from the risk of variability arising from the floating rate interest on the debentures. The effective portion of unrealized changes in the fair value of derivatives accounted for as cash flow hedges are reported in other comprehensive income and reclassified to earnings if gains or losses are realized. Each quarter we assess the effectiveness of the hedging relationships by comparing the changes in cash flows of the derivative hedging instruments with the changes in cash flows of the designated hedged item. The ineffective portion of changes in the fair value of the derivatives is recognized directly in earnings. There was no ineffective portion recognized in earnings during the first quarter of 2013 or 2012. The fair value of $(983) thousand and $(1.06) million was reflected in other comprehensive income in the accompanying consolidated balance sheets at March 31, 2013 and December 31, 2012, respectively.

At March 31, 2013 and December 31, 2012, we had two interest rate derivative positions, with a combined notional amount of $28.38 million and $28.63 million, respectively, that were not designated as hedging instruments. These derivative positions related to a transaction in which we entered into an interest rate swap with a customer while at the same time entering into an offsetting rate swap with another financial institution. In connection with the transaction, we agreed to pay interest to the customer on a notional amount at a variable interest rate and receive interest from the customer on the same notional amount at a fixed interest rate. At the same time, we agreed to pay another financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. The transaction allows our customer to effectively convert a variable rate loan to a fixed rate loan. Because the terms of the swaps with our customer and the other financial institution offset each other, with the only difference being counterparty credit risk, changes in the fair value of the underlying derivative contracts are not materially different and do not significantly impact our results of operations. The fair value was reflected in other assets and other liabilities in the accompanying consolidated balance sheets at March 31, 2013. We assessed our counterparty risk at March 31, 2013 and determined any credit risk inherent in our derivative contracts was insignificant. Information about the fair value of derivative financial instruments can be found in Footnote 9 to these consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q that are not historical facts may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks and uncertainties. These statements, which are based on certain assumptions and describe our future plans, strategies and expectations, can generally be identified by the use of the words “may,” “will,” “should,” “could,” “would,” “plan,” “potential,” “estimate,” “project,” “believe,” “intend,” “anticipate,” “expect,” “target” and similar expressions. Forward-looking statements are based on the current assumptions and beliefs of Management and are only expectations of future results. Our actual results could differ materially from those projected in the forward-looking statements as a result of, among others, continued weakness in general, national, regional or local economic conditions, which could impact the performance of our investment portfolio, quality of credits or the overall demand for services; changes in loan default and charge-off rates which could affect the allowance for credit losses; declines in the equity and financial markets; reductions in deposit levels which could necessitate increased and/or higher cost borrowing to fund loans and investments; declines in mortgage loan refinancing, equity loan and line of credit activity which could reduce net interest and noninterest income; changes in the domestic interest rate environment and inflation; changes in the carrying value of investment securities and other assets; further actions by the U.S. government and Treasury Department that could have a negative impact on our investment portfolio and earnings; misalignment of our interest-bearing assets and liabilities; increases in loan repayment rates affecting interest income; changing business, banking, or regulatory conditions or policies, or new legislation affecting the financial services industry, that could lead to changes in the competitive balance among financial institutions, restrictions on bank activities, changes in costs (including deposit insurance premiums), increased regulatory scrutiny, or changes in the secondary market for bank loan and other products; and changes in accounting rules, federal and state laws, IRS regulations, and other regulations and policies governing financial holding companies and their subsidiaries which may impact our ability to take appropriate action to protect our financial interests in certain loan situations.

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

In several places net interest income is presented on a fully taxable equivalent basis. Specifically included in interest income is tax-exempt interest income from certain tax-exempt loans. An amount equal to the tax benefit derived from this tax exempt income is added back to the interest income total, to produce net interest income on a fully taxable equivalent basis. We believe the disclosure of taxable equivalent net interest income information improves the clarity of financial analysis, and is particularly useful to investors in understanding and evaluating the changes and trends in our results of operations. Other financial institutions commonly present net interest income on a taxable equivalent basis. This adjustment is considered helpful in the comparison of one financial institution’s net interest income to that of another, as each will have a different proportion of taxable exempt interest from its earning assets. Moreover, net interest income is a component of a second financial measure commonly used by financial institutions, net interest margin, which is the ratio of net interest income to average earning assets. For purposes of this measure as well, other financial institutions generally use taxable equivalent net interest income to provide a better basis of comparison from institution to institution. We follow these practices. A reconciliation of taxable equivalent financial information to our consolidated financial statements prepared in accordance with GAAP appears at the bottom of the table entitled “Distribution of Assets, Liabilities and Shareholders Equity; Interest Rates and Net Interest Margin.” A 35.0% tax rate was used in both 2013 and 2012.

GENERAL

The following discussion and analysis of financial condition and results of operations of Merchants and its subsidiaries for the three months ended March 31, 2013 and 2012 should be read in conjunction with the consolidated financial statements and Notes thereto and selected statistical information appearing elsewhere in this Quarterly Report on Form 10-Q. The financial condition and results of operations of Merchants essentially reflect the operations of its principal subsidiary, Merchants Bank.

RESULTS OF OPERATIONS

Overview

We realized net income of  $3.61 million and $3.61 million for the three months ended March 31, 2013 and 2012, respectively. Basic and diluted earnings per share were $0.57 for the three months ended March 31, 2013 and $0.58 for the three months ended March 31, 2012. We declared and distributed total dividends of $0.28 per share during the three months ended 2013 and 2012.  On April 18, 2013, we declared a dividend of $0.28 per share, which will be paid on May 16, 2013, to shareholders of record as of May 2, 2013.  Total assets were $1.69 billion at March 31, 2013.  Total shareholders’ equity was $119.15 million at March 31, 2013, an increase of 0.8% over the balance at December 31, 2012.

Our return on average equity was 12.31% and 13.15% for the three months ended March 31, 2013 and 2012, respectively, and our return on average assets was 0.86% and 0.89% for 2013  and 2012, respectively. Book value per share increased to $18.94 during the first quarter of 2013. Our capital ratios remain strong, with a Tier 1 leverage ratio of 8.22%, a total risk-based capital ratio of 16.11% and a tangible capital ratio of 7.04%.

➢

Net interest income - Our taxable equivalent net interest income was $12.76 million for the three months ended March 2013 compared to $12.97 million for the same period in 2012.  Our taxable equivalent net interest margin decreased by 14 basis points for the first three months of 2013 to 3.20% from 3.34% for the first three months of 2012.

➢	Provision for Credit Losses – The provision for credit losses was $250 thousand for the three months ended March 31, 2013 and 2012. Asset quality remained strong through the first quarter of 2013.
➢

Loans - We also achieved a new record high in our loan portfolio. Ending loan balances at March 31, 2013 were $1.10 billion, an increase of $18.79 million, or 1.7%, from previous record balances of $1.08 billion at December 31, 2012.

➢	Investments - Our investment portfolio totaled $508.36 million at March 31, 2013, a decrease of $728 thousand from the December 31, 2012 ending balance of $509.09 million.
➢	Deposits – Deposit balances at March 31, 2013 were $1.27 billion, a decrease of $1.30 million from December 31, 2012 balances of $1.27 billion.

Net Interest Income

As shown on the accompanying schedule on page 29  our taxable equivalent net interest income was $12.76 million for the three months ended March 31, 2013, respectively, compared to $12.97 million for the same period in 2012 and $13.02 million for the fourth quarter of 2012. Our taxable equivalent net interest margin for the three months ended March 31, 2013 was unchanged from the fourth quarter of 2012 at 3.20%, and was 14 basis points lower than the first quarter of last year. Overall earning asset yields were two basis points lower for the first quarter of 2013 compared to the fourth quarter of 2012, and were 32 basis points lower for the first quarter of 2013 compared to the first quarter of 2012. This decrease results from a combination of reductions in average yields on both loans and investments. The decrease in asset yields was offset by a reduction in the cost of interest bearing liabilities.  The cost of interest bearing deposits decreased 10 basis points for the first quarter of 2013 compared to the same period in 2012, and decreased three basis points from the fourth quarter of 2012.  The cost of borrowed funds decreased 57 basis points for the first quarter of 2013 compared to the first quarter of 2012, and decreased seven basis points from the fourth quarter of 2012. The biggest change in our interest expense for the quarter was the expiration, on December 14, 2012, of an interest rate swap on $10 million of our Trust Preferred Securities (“TRUP”).  The expiration of the swap reduced our interest rate from a fixed rate of 6.50%, to a floating rate of three month LIBOR plus 1.95%. Interest expense on the entire $20 million TRUP was reduced to $184 thousand for the first quarter of 2013 compared to $276 thousand for the fourth quarter of 2012, and $295 thousand for the first quarter of 2012.

The following table presents an analysis of net interest income and illustrates interest income earned and interest expense charged for each major component of interest earning assets and interest bearing liabilities. Yields/rates are computed on a fully taxable-equivalent (“FTE”) basis, using a 35% rate.  Nonaccrual loans are included in the average loan balance outstanding.

	Three Months Ended
	March 31, 2013			March 31, 2012
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
(In thousands, fully taxable equivalent)	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS:
Loans, including fees on loans	$ 1,086,289	$ 11,266	4.21%	$ 1,034,277	$ 11,859	4.61%
Investments	511,842	2,785	2.21%	504,912	3,080	2.45%
Interest-earning deposits with banks and other short-term investments	18,442	12	0.26%	21,686	10	0.18%
Total interest earning assets	1,616,573	$ 14,063	3.53%	1,560,875	$ 14,949	3.85%
Allowance for loan losses	(11,689)			(10,736)
Cash and due from banks	25,469			21,332
Bank premises and equipment, net	16,286			14,364
Other assets	34,491			33,149
Total assets	$ 1,681,130			$ 1,618,984

LIABILITIES AND SHAREHOLDERS' EQUITY:
Interest-bearing deposits:
Savings, interest bearing checking and money market accounts	$ 696,160	$ 167	0.10%	$ 640,937	$ 226	0.14%
Time deposits	334,373	579	0.70%	347,791	734	0.85%
Total interest bearing deposits	1,030,533	746	0.29%	988,728	960	0.39%
Short-term borrowings	13,873	9	0.28%	22,703	14	0.25%
Securities sold under agreements to repurchase, short-term	264,884	348	0.53%	249,009	562	0.91%
Other long-term debt	2,470	12	2.02%	22,549	152	2.71%
Junior subordinated debentures issued to unconsolidated subsidiary trust	20,619	184	3.74%	20,619	295	5.83%
Total borrowed funds	301,846	553	0.74%	314,880	1,023	1.31%
Total interest bearing liabilities	1,332,379	$ 1,299	0.40%	1,303,608	$ 1,983	0.61%
Noninterest bearing deposits	223,245			195,425
Other liabilities	8,241			10,059
Shareholders' equity	117,265			109,892
Total liabilities and shareholders' equity	$ 1,681,130			$ 1,618,984

Net interest earning assets	$ 284,194			$ 257,267

Net interest income (fully taxable equivalent)		$ 12,764			$ 12,966
Tax equivalent adjustment		(482)			(530)
Net interest income		$ 12,282			$ 12,436

Net interest rate spread			3.13%			3.24%

Net interest margin			3.20%			3.34%

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

Analysis of Changes in Fully Taxable Equivalent Net Interest Income

	Three Months Ended
	March 31,		Increase	Due to
(In thousands)	2013	2012	(Decrease)	Volume	Rate
Fully taxable equivalent interest income:
Loans	$ 11,266	$ 11,859	$ (593)	$ 537	$ (1,130)
Investments	2,785	3,080	(295)	38	(333)
Interest earning deposits with banks and other short-term investments	12	10	2	(1)	3
Total interest income	14,063	14,949	(886)	574	(1,460)
Less interest expense:
Savings, interest bearing checking and money market accounts	167	226	(59)	17	(76)
Time deposits	579	734	(155)	(28)	(127)
FHLB and other short-term borrowings	9	14	(5)	(4)	(1)
Securities sold under agreements to repurchase, short-term	348	562	(214)	33	(247)
Other long-term debt	12	152	(140)	(108)	(32)
Junior subordinated debentures issued to unconsolidated subsidiary trust	184	295	(111)	-	(111)
Total interest expense	1,299	1,983	(684)	(90)	(594)
Net interest income	$ 12,764	$ 12,966	$ (202)	$ 664	$ (866)

Provision for Credit Losses

The allowance for loan losses at March 31, 2013 was $11.80 million, or 1.07% of total loans and 345% of non-performing loans compared to the December 31, 2012 balance of $11.56 million, or 1.07% of total loans and 397% of non-performing loans.  We recorded a provision of $250 thousand during the first quarter of 2013 and the first quarter of 2012.  Our asset quality remained strong during the first quarter of 2013. Our continued strong loan growth was the primary reason for the provision recorded during the quarter. Nonperforming loans were 0.31% of total loans, at March 31, 2013 compared to 0.27% of total loans, at December 31, 2012.  Net recoveries of previously charged-off loans for the three months ended March 31, 2013 were $26 thousand, compared to net recoveries of $29 thousand during the first quarter of 2012.  Performing loans past due 30-89 days were 0.09% of total loans at March 31, 2013, compared to zero at December 31, 2012.  Additionally, accruing substandard loans increased to 2.21% of total loans at March 31, 2013, compared to 1.60% at December 31, 2012.  Our other real estate owned (“OREO”) balance was zero at March 31, 2013 and December 31, 2012.  All of these factors are taken into consideration during Management’s quarterly review of the Allowance. For a more detailed discussion of our Allowance and nonperforming assets, see “Credit Quality and Allowance for Credit Losses” beginning on page 33.

NONINTEREST INCOME AND EXPENSES

Noninterest income

Total noninterest income increased $117 thousand to $2.48 million for the first quarter of 2013 compared to 2012. Excluding net gains (losses) on investment securities total noninterest income increased $193 thousand to $2.48 million for the first quarter of 2013 compared to $2.29 million for the first quarter of 2012.  Trust division income for the first quarter of 2013 increased $101 thousand to $758 thousand compared to the first quarter of 2012. Trust assets under management have continued to grow in 2013 and now total $577 million. Deposit service charges and cash management fees increased by $84 thousand for the first quarter of 2013 compared to the same period in 2012. This increase was offset almost entirely by a reduction in overdraft fees resulting in an overall $10 thousand increase in Service charges on deposits. The timing of investments in low income housing partnerships and their associated tax credits led to a reduction in equity in losses of real estate limited partnerships to $(270) thousand for the first quarter of 2013 from $(410) thousand for the first quarter of 2012. There was a related decrease in tax credits for the first quarter of 2013 compared to the first quarter of 2012, leading to an increase in our effective tax rate to 22.0% for the first quarter of 2013 from 18.7% for the first quarter of 2012.

Noninterest expense

Total noninterest expense decreased $219 thousand to $9.88 million for the first quarter of 2013 compared to the same period in 2012. Compensation and benefits decreased $393 thousand to $4.80 million for the first quarter of 2013 compared to the same period in 2012.  Salary increases were offset by increased vacancies and a lower incentive accrual. Additionally, the overfunded status of our pension plan has produced a $115 thousand swing in pension expense from a $79 thousand expense for the first quarter of 2012 to $36 thousand in income for the first quarter of 2013.

Income Taxes

Our effective tax rate for the quarter ended March 31, 2012 was 22.0% compared to 18.7% for the first quarter of 2012. Our income tax provisions for these periods were less than the expense that would result from applying the federal statutory rate of 35% to income before income taxes principally because of the impact of federal affordable housing tax credits, historic rehabilitation credits and qualified school construction bond credits combined with tax exempt interest income on certain loans. The rate increase for the quarter ended March 31, 2013 compared to the quarter ended March 31, 2012 is due to a reduction in the amount of expected tax credits, combined with a reduction in total tax exempt income.

BALANCE SHEET ANALYSIS

Our balance sheet contracted slightly during the quarter.  Deposits and investments were essentially flat, while loans grew almost $19 million, funded by reductions in short term investment balances.  Seasonal reductions in collateralized customer accounts (securities sold under agreements to repurchase) were offset by increased short term borrowings from the Federal Home Loan Bank of Boston.

Loans

Average loans for the three months ended March 31, 2013 were $1.09 billion, a $52.01 million increase over average loans for 2012 of $1.03 billion.  Ending loan balances at March 31, 2013 reached a new record high of $1.10 billion, an increase of $18.79 million over ending loan balances at December 31, 2012.  This represents an annualized loan growth rate of 7%.

The composition of our loan portfolio is shown in the following table as of the dates indicated:

(In thousands)	March 31, 2013	December 31, 2012	March 31, 2012
Commercial, financial & agricultural	$ 168,500	$ 165,023	$ 146,660
Municipal	85,211	84,689	100,371
Real estate – residential	504,226	489,951	446,480
Real estate – commercial	324,208	327,622	330,873
Real estate – construction	14,115	10,561	11,884
Installment	5,192	4,701	4,411
All other loans	261	376	330
	$ 1,101,713	$ 1,082,923	$ 1,041,009

Growth in our commercial loan portfolio has been driven by new customer acquisition and expansion of existing relationships.  Growth in our residential real estate portfolio continues to be driven by increased mortgage refinance volume due to the low interest rate environment.

Investments

The investment portfolio is used to generate interest income, manage liquidity and mitigate interest rate sensitivity. Our investment portfolio totaled $508.36 million at March 31, 2013, a decrease of $728 thousand from the December 31, 2012 ending balance of $509.09 million.

We purchased bonds with a total book value of $40.80 million during the first quarter of 2013 and we  did not sell any bonds during the quarter.  These purchases were offset by calls and principal pay downs of a nearly equivalent amount.

The composition of our investment portfolio as of March 31, 2013, including both held-to-maturity and available-for-sale securities, consisted of the following:

(In thousands)	Amortized Cost	Fair Value
Available for Sale:
U.S. Treasury Obligations	$ 100	$ 100
U.S. Agency Obligations	25,959	25,811
U.S. Government Sponsored Enterprises (“U.S. GSEs”)	46,144	46,589
FHLB Obligations	22,528	22,441
Residential Real Estate Mortgage-backed Securities (“Agency MBSs”)	130,551	135,853
Agency Commercial Mortgage Backed Securities ("Agency CMBSs")	18,764	18,690
Agency Collateralized Mortgage Obligations (“Agency CMOs”)	225,112	226,970
Collateralized Loan Obligations ("CLOs")	26,799	26,750
Non-agency Collateralized Mortgage Obligations (“Non-Agency CMOs”)	4,346	4,375
Asset Backed Securities (“ABSs”)	357	415
Total available for sale	500,660	507,994
Held to maturity:
Agency MBSs	366	403
Total held to maturity	366	403
Total Securities	$ 501,026	$ 508,397

Agency MBSs and Agency CMOs consist of pools of residential mortgages which are guaranteed by the FNMA, FHLMC, or Government National Mortgage Association (“GNMA”) with various origination dates and maturities.  Agency CMBS consists of bonds backed by commercial real estate which are guaranteed by FNMA. CLOs are floating rate securities that consist of pools of commercial loans structured to provide very strong over collateralization and subordination.  All of our CLOs are the senior AAA tranche and are the first bond to get paid down. Non-Agency CMOs are tracked individually with updates on the performance of the underlying collateral and stress testing performed. Both of our non-Agency CMOs held at March 31, 2013 were sold in early April 2013 for small gains. Additionally, we monitor individual bonds that experience greater levels prepayment or market volatility.

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

As a member of the Federal Home Loan Bank system, we are required to invest in stock of the FHLBB in an amount determined based on our borrowings from the FHLBB.  At March 31, 2013, our investment in FHLBB stock totaled $7.50 million.  Dividend income on FHLBB stock of $5 thousand and $17 thousand was recorded during the three months ended March 31, 2013 and 2012, respectively. The FHLBB continues to be classified as “adequately capitalized” by its primary regulator. Based on current available information, we have concluded that our investment in FHLBB stock is not impaired.  We will continue to monitor our investment in FHLBB stock.

Deposits

Our deposit balances at March 31, 2013 decreased $1.30 million, or 0.1%, from a record high of $1.27 billion at December 31, 2012.  This decrease was primarily a result of large deposit inflows at the end of the year that were temporary in nature, and normal seasonal fluctuation in our municipal balances. Quarterly average deposits increased $5.76 million to $1.25 billion for the first quarter of 2013 from the fourth quarter of 2012.

CREDIT QUALITY AND ALLOWANCE FOR CREDIT LOSSES

The United States economy continues to show slight improvement into 2013, although high unemployment and foreclosure rates continued in certain parts of the country.  Although Vermont, our primary market, has not been immune to this economic turmoil, the state has one of the lowest foreclosure rates in the country, home price depreciation has been muted, and the unemployment rate is lower than the national average.

Credit quality

Credit quality is a major strategic focus and strength of our company.  Although we actively manage current nonperforming and classified loans, there is no assurance that we will not have increased levels of problem assets in the future.  The make up of the nonperforming pool is dynamic with accounts moving in and out of this category over time.

The following table summarizes our nonperforming loans (“NPL”) and nonperforming assets (“NPA”) as of the dates indicated:

(In thousands)	March 31, 2013	December 31, 2012	March 31, 2012
Nonaccrual loans	$ 2,876	$ 2,355	$ 1,787
Loans past due 90 days or more and still accruing	0	0	0
Troubled debt restructurings (“TDR”)	539	557	528
Total nonperforming loans	3,415	2,912	2,315
OREO	0	0	350
Total nonperforming assets	$ 3,415	$ 2,912	$ 2,665

Non-performing loans at March 31, 2013 were $3.42 million.  The increase compared to December 31, 2012 was primarily due to the transfer to nonaccruing status of two commercial loans, the increase in a commercial line of credit balance, and the transfer to nonaccruing status of three residential mortgage customers. These increases were offset by the payoff of one nonperforming commercial loan and the upgrade of one residential mortgage loan to performing loan status.  Of the $3.42 million in nonperforming loans in the table above, $1.0 million are commercial  and commercial real estate loans, $9 thousand are consumer loans, and $2.4 million are residential mortgages and home equity loans.

TDRs represent balances where the existing loan was modified involving a concession in rate, term or payment amount due to the distressed financial condition of the borrower. There were eight restructured residential mortgages at March 31, 2013 with balances totaling $360 thousand. There were two restructured commercial loans at March 31, 2013 with balances totaling $179 thousand.  Nine of the ten TDRs at March 31, 2013 continue to pay as agreed according to the modified terms and all but one of these loans are considered well-secured; one of the TDRs is in foreclosure.

Excluded from the nonperforming balances discussed above are our loans that are 30 to 89 days past due, which are not necessarily considered classified or impaired.  Loans 30 to 89 days past due as a percentage of total loans as of the periods indicated are presented in the following table:

Year Ended	30-89 Days
March 31, 2013	0.09%
December 31, 2012	0.00%
March 31, 2012	0.01%
December 31, 2011	0.02%

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

A loan remains in nonaccruing status until the factors which suggest doubtful collectability no longer exist, the loan is liquidated, or when the loan is determined to be uncollectible, and is charged off against the allowance for loan losses.  In those cases where a nonaccruing loan is secured by real estate, we can, and may, initiate foreclosure proceedings.  The result of such action will either be to cause repayment of the loan with the proceeds of a foreclosure sale or to give us possession of the collateral in order to manage a future resale of the real estate.  Foreclosed property is recorded at the lower of its cost or estimated fair value, less any estimated costs to sell and is actively marketed.  Any cost in excess of the estimated fair value on the transfer date is charged to the allowance for loan losses, while further declines in market values are recorded as OREO expense in the consolidated statement of income. Impaired loans, which primarily consist of non-accruing loans and TDRs, totaled $3.42 million and $3.02 million at March 31, 2013 and December 31, 2012, respectively.  At March 31, 2013, $2.00 million of impaired loans had specific reserve allocations totaling $678 thousand.

Substandard loans at March 31, 2013 totaled $26.86 million, of which $24.41 million in loans continue to accrue interest.  Loans identified as substandard have well-defined weaknesses that, if not addressed, could result in a loss.  These accruing substandard loans have generally continued to pay promptly and Management conducts regularly scheduled comprehensive reviews of the borrowers’ financial condition, payment performance, accrual status and collateral.  These reviews also ensure that these troubled accounts are properly administered with a focus on loss mitigation and that any potential loss exposures are appropriately quantified, and reserved for. The findings of this review process are a key component in assessing the adequacy of our loan loss reserve.

Accruing substandard loans at March 31, 2013 reflect a $7.05 million increase in balances since December 31, 2012. At March 31, 2013, accruing substandard loans related to owner-occupied commercial real estate totaled $15.75 million, investor commercial real estate loans totaled $1.40 million, residential mortgage loans totaled $806 thousand, multifamily real estate loans totaled $1.34 million, and $5.10 million in substandard loans are outstanding to corporate borrowers in a variety of different industries. Eight borrowers in a variety of industries account for 74% of the total accruing substandard loans, and approximately $2.10 million of the total accruing substandard loans carry some form of government guarantee.

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

The following table reflects our loan loss experience and activity in the Allowance for Credit Losses for the periods indicated:

(In thousands)	Three Months Ended March 31, 2013	Twelve Months Ended December 31, 2012	Three Months Ended March 31, 2012
Average loans outstanding	$ 1,086,289	$ 1,057,446	$ 1,034,277
Allowance beginning of year	12,312	11,353	11,353
Charge-offs:
Commercial, financial & agricultural	0	(9)	0
Real estate – residential	(7)	(20)	0
Real estate – commercial	(1)	(32)	0
Other	(20)	0	0
Total charge-offs	(28)	(61)	0
Recoveries:
Commercial, financial & agricultural	9	30	20
Real estate – residential	3	14	1
Real estate – commercial	40	1	1
Real estate – construction	1	25	7
Other	1	0	0
Total recoveries	54	70	29
Net recoveries (charge-offs)	26	9	29
Provision for credit losses	250	950	250
Allowance end of year	$ 12,588	$ 12,312	$ 11,632
Components:
Allowance for loan losses	$ 11,796	$ 11,562	$ 11,049
Reserve for undisbursed lines of credit	792	750	583
Allowance for credit losses	$ 12,588	$ 12,312	$ 11,632

The following table reflects our nonperforming asset and coverage ratios as of the dates indicated:

	March 31, 2013	December 31, 2012	March 31, 2012
NPL to total loans	0.31%	0.27%	0.22%
NPA to total assets	0.20%	0.17%	0.16%
Allowance for loan losses to total loans	1.07%	1.07%	1.06%
Allowance for loan losses to NPL	345%	397%	477%

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

As of March 31, 2013, we could borrow up to $45 million in overnight funds through unsecured borrowing lines established with correspondent banks.  We have established both overnight and longer term lines of credit with FHLBB.  FHLBB borrowings are secured by residential mortgage loans. The total amount of loans pledged to the FHLBB for both short and long-term borrowing arrangements totaled $351.94 million at March 31, 2013. We have additional borrowing capacity with the FHLBB of $208.80 million as of March 31, 2013.  We have also established a borrowing facility with the Board of Governors of the Federal Reserve (“FRB”) which will enable us to borrow at the discount window. Additionally, we have the ability to borrow through the use of repurchase agreements, collateralized by Agency MBS and Agency CMO, with certain approved counterparties. Our investment portfolio, which is managed by the ALCO, has a cost basis of $501.03 million at March 31, 2013, of which $295.44 million was pledged.  The portfolio is a reliable source of cash flow for us. We closely monitor our short term cash position.  Any excess funds are either left on deposit at the FRB, or are in a fully insured account with one of our correspondent banks.

The following table presents information regarding our short-term borrowings as of the dates indicated:

	Three Months Ended March 31, 2013	Year Ended December 31, 2012
FHLBB and other short-term borrowings
Amount outstanding at end of period	$ 30,900	$ 0
Maximum during the period amount outstanding	32,800	97,000
Average amount outstanding	13,873	38,290
Weighted average-rate during the period	0.28%	0.28%
Weighted average rate at period end	0.31%	0%
Securities sold under agreement to repurchase, short-term
Amount outstanding at end of period	$ 243,204	$ 287,520
Maximum during the period amount outstanding	287,520	303,420
Average amount outstanding	264,884	230,281
Weighted average-rate during the period	0.53%	0.73%
Weighted average rate at period end	0.60%	0.47%

Commitments and Off-Balance Sheet Risk

We are a party to financial instruments with off‑balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments primarily include commitments to extend credit and financial guarantees. Contingent obligations under standby letters of credit totaled approximately $4.71 million and $4.48 million at March 31, 2013 and December 31, 2012, respectively, and represent the maximum potential future payments we could be required to make. Typically, these instruments have terms of 12 months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. The fair value of our standby letters of credit at March 31, 2013 and 2012 was insignificant.

Capital Resources

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

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of March 31, 2013, that Merchants met all capital adequacy requirements to which it is subject.

As of March 31, 2013, the most recent notification from the FDIC categorized Merchants Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that Management believes have changed Merchants Bank’s category. To be considered well capitalized under the regulatory framework for prompt corrective action, Merchants Bank must maintain minimum Tier 1 Leverage, Tier 1 Risk-Based, and Total Risk-Based Capital ratios. As of March 31, 2013 we exceeded all current applicable regulatory capital requirements. We continue to be considered well capitalized under current applicable regulations. Because we have no intangible assets, our tangible equity is the same as our book equity.

The following table represents our actual capital ratios and capital adequacy requirements as of March 31, 2013.

					To Be Well-
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(In thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Merchants Bancshares, Inc.:
Tier 1 Leverage Capital	$138,115	8.22%	$67,245	4.00%	N/A	N/A
Tier 1 Risk-Based Capital	138,115	14.86%	37,189	4.00%	N/A	N/A
Total Risk-Based Capital	149,748	16.11%	74,377	8.00%	N/A	N/A
Tangible Capital	119,154	7.04%	N/A	N/A	N/A	N/A
Merchants Bank:
Tier 1 Leverage Capital	$133,747	7.94%	$67,421	4.00%	$84,276	5.00%
Tier 1 Risk-Based Capital	133,747	14.30%	37,418	4.00%	56,127	6.00%
Total Risk-Based Capital	145,450	15.55%	74,836	8.00%	93,545	10.00%
Tangible Capital	135,425	7.98%	N/A	N/A	N/A	N/A

Capital amounts for Merchants Bancshares, Inc. include $20 million in trust preferred securities issued in December 2004. These hybrid securities qualify as regulatory capital up to certain regulatory limits.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The ALCO is responsible for ensuring that our Bank’s Board of Directors receives accurate information regarding our interest rate risk position at least quarterly. The ALCO uses an outside consultant to perform rate shocks of our balance sheet, and to perform a variety of other analyses. The ALCO consultant meets with the Board and Management-level ALCOs on a quarterly basis. During these meetings, the ALCO consultant reviews our current position and discusses future strategies, as well as reviewing the result of rate shocks of our balance sheet and a variety of other analyses. The consultant’s most recent review was as of March 31, 2013. The consultant ran a base simulation assuming no changes in rates as well as a 200 basis point rising and, because rates are quite low, a 100 basis point falling interest rate scenario which assumes a parallel and pro rata shift of the yield curve over a one-year period, and no growth assumptions.  Additionally, the consultant ran a 400 basis point rising simulation which assumed a parallel shift of the curve over 24 months, and a 500 basis point rising simulation which assumed the curve flattened over a 24 month time frame.   A summary of the results is as follows:

Current/Flat Rates: Net interest income levels are projected to trend downward throughout the simulation as the sustained low rate environment causes continued margin pressure as assets reprice and are replaced at lower rates than the existing portfolio, while funding costs are at or near their floors.

Falling Rates: If rates fall 100 basis points our net interest income is projected to trend in line with the base case over the first two quarters as we bring funding costs down to near zero.  Thereafter margins contract as asset yields continue to reprice lower while funding rates have reached their floors.

Rising Rates:  Higher rates are better for us under all scenarios as our low cost deposits are worth more to us when they can be invested at higher rates. In the up 200 basis points scenario, net interest income is projected to move up quickly as asset yields reprice up more quickly than funding costs and asset cash flows are reinvested at higher rates. If rates remain at current low levels for another two years, the benefit of rising rates is muted because the starting point for asset yields will be lower.

We have established a target range for the change in net interest income in year one of zero to 7.5%. The net interest income simulation as of March 31, 2013 showed that the change in net interest income for the next 12 months from our expected or “most likely” forecast was as follows:

Rate Change	Percent Change in Net Interest Income
Up 200 basis points	2.12%
Down 100 basis points	(0.91)%

The change in net interest income in the second year of the simulation shows a much more pronounced downward trend in the flat and down 100 basis points scenarios, the projected change is (5.84)% and (5.99)%, respectively, while the up 200 basis points simulation produces an increase of 8.25%.  The degree to which this exposure materializes will depend, in part, on our ability to manage our balance sheet as interest rates rise or fall.

The preceding sensitivity analysis does not represent our forecast and should not be relied upon as being indicative of expected operating results.  These estimates are based upon numerous assumptions including among others, the nature and timing of interest rate levels including yield curve shape, prepayments on loans and securities, deposit run-off rates, pricing decisions on loans and deposits and reinvestment/replacement of asset and liability cash flows. While assumptions are developed based upon current economic and local market conditions, we cannot make any assurances as to the predictive nature of these assumptions including how customer preferences or competitor influences might change.

The model used to perform the base case balance sheet simulation assumes a parallel shift of the yield curve over twelve months and reprices every interest earning asset and interest bearing liability on our balance sheet. Prepayment assumptions for all residential mortgage products take into account prepayment assumptions most recently published by Applied Financial Technologies. Prepayment assumptions for commercial loan and commercial mortgage products are derived through an analysis of historical prepayment patterns combined with analysis of the current characteristics of the portfolio. Investment securities with call provisions are examined on an individual basis in each rate environment to estimate the likelihood of a call. The model uses product-specific assumptions for deposits which are subject to repricing based on current market conditions

The most significant ongoing factor affecting market risk exposure of net interest income during the quarter ended March 31, 2013 was the sustained low interest rate environment.  Net interest income exposure is also significantly affected by the shape and level of the U.S. Government securities and interest rate swap yield curves, and changes in the size and composition of the loan, investment and deposit portfolios.

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

Item 4. Controls and Procedures

Our principal executive officer, principal financial officer, and other members of our senior management have evaluated our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, our principal executive officer and principal financial officer have concluded that the disclosure controls and procedures effectively ensure that information required to be disclosed in our filings and submissions with the SEC under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management (including the principal executive officer and principal financial officer), and is recorded, processed, summarized and reported within the time periods specified by the SEC. In addition, we have reviewed our internal control over financial reporting and there have been no changes in our internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

MERCHANTS BANCSHARES, INC.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Please read the factors discussed in Part I – Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the SEC on March 6, 2013, which could materially adversely affect our business, financial condition and operating results. These risks are not the only ones facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results.

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

31.1* Certification of Chief Executive Officer Pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended

31.2* Certification of Chief Financial Officer Pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended

32.1** Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2** Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101** The following materials from Merchants Bancshares, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in XBRL: (i) Consolidated Balance Sheets at March 31, 2013 and December 31, 2012; (ii) Consolidated Statements of Income for the three months ended March 31, 2013 and 2012; (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2013 and 2012; (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012; and (v) Notes to Interim Unaudited Consolidated Financial Statements.

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

May 3, 2013

Date