Form 10-Q
period 2013-06-30
MERCHANTS BANCSHARES INC
filed 2013-08-08
CIK 726517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

[  ] Yes                                       [ X ] No

As of July 25, 2013, there were 6,306,521 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

MERCHANTS BANCSHARES, INC. AND SUBSIDIARIES

FORM 10-Q

ITEM 1 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Merchants Bancshares, Inc.

Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
(In thousands except share and per share data)	2013	2012
ASSETS
Cash and due from banks	$31,458	$34,547
Interest earning deposits with banks and other short-term investments	17,672	42,681
Total cash and cash equivalents	49,130	77,228
Investments:
Securities available for sale, at fair value	428,068	508,681
Securities held to maturity (fair value of $354 and $454)	325	407
Total investments	428,393	509,088
Loans	1,104,015	1,082,923
Less: Allowance for loan losses	11,890	11,562
Net loans	1,092,125	1,071,361
Federal Home Loan Bank stock	7,496	8,145
Bank premises and equipment, net	16,156	16,077
Investment in real estate limited partnerships	4,952	5,423
Other assets	21,555	21,228
Total assets	$1,619,807	$1,708,550
LIABILITIES
Deposits:
Demand (noninterest bearing)	$242,393	$240,491
Savings, interest bearing checking and money market accounts	751,599	700,191
Time deposits $100 thousand and greater	116,438	123,371
Other time deposits	202,089	207,027
Total deposits	1,312,519	1,271,080
Short-term borrowings	21,000	0
Securities sold under agreements to repurchase	141,055	287,520
Other long-term debt	2,443	2,483
Junior subordinated debentures issued to unconsolidated subsidiary trust	20,619	20,619
Other liabilities	7,152	8,627
Total liabilities	1,504,788	1,590,329
Commitments and contingencies (Note 8)
SHAREHOLDERS' EQUITY
Preferred stock
Class A non-voting shares authorized - 200,000, none outstanding	0	0
Class B voting shares authorized - 1,500,000, none outstanding	0	0
Common stock, $.01 par value	67	67
Authorized 10,000,000 shares; Issued 6,651,760 at June 30, 2013 and December 31, 2012
Outstanding: 6,304,649 at June 30, 2013 and 6,282,385 at December 31, 2012
Capital in excess of par value	36,862	36,742
Retained earnings	91,693	87,580
Treasury stock, at cost: 347,111 shares at June 30, 2013 and 369,375 shares at December 31, 2012	(14,110)	(14,786)
Deferred compensation arrangements: 310,381 shares at June 30, 2013 and 324,515 shares at December 31, 2012	6,140	6,403
Accumulated other comprehensive (loss) income	(5,633)	2,215
Total shareholders' equity	115,019	118,221
Total liabilities and shareholders' equity	$1,619,807	$1,708,550

See accompanying notes to unaudited consolidated financial statements

Merchants Bancshares, Inc.

Consolidated Statements of Income

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands except per share data)	2013	2012	2013	2012
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$11,044	$11,253	$21,794	$22,582
Investment income:
Interest and dividends on investment securities	2,563	2,983	5,348	6,063
Interest on interest earning deposits with banks and other short-term investments	13	10	25	20
Total interest and dividend income	13,620	14,246	27,167	28,665
INTEREST EXPENSE
Savings, interest bearing checking and money market accounts	175	201	342	427
Time deposits $100 thousand and greater	177	301	412	581
Other time deposits	376	426	720	880
Securities sold under agreement to repurchase and other short-term debt	377	537	734	1,113
Long-term debt	205	442	401	889
Total interest expense	1,310	1,907	2,609	3,890
Net interest income	12,310	12,339	24,558	24,775
Provision for credit losses	150	200	400	450
Net interest income after provision for credit losses	12,160	12,139	24,158	24,325
NONINTEREST INCOME
Net (losses) gains on investment securities	(13)	372	(13)	448
Trust division income	761	673	1,519	1,330
Service charges on deposits	992	991	1,977	1,968
Net debit card income	739	779	1,394	1,416
Gain on sale of other assets	0	334	0	334
Other	286	325	535	668
Total noninterest income	2,765	3,474	5,412	6,164
NONINTEREST EXPENSE
Compensation and benefits	4,510	4,759	9,305	9,947
Occupancy expense	1,000	923	2,064	1,897
Equipment expense	933	889	1,879	1,793
Legal and professional fees	619	666	1,306	1,277
Marketing	485	493	765	904
Equity in losses of real estate limited partnerships	270	409	540	819
State franchise taxes	362	316	719	644
FDIC insurance	220	212	440	427
Prepayment penalty on long-term debt	0	686	0	686
Other Real Estate Owned ("OREO") expenses	54	31	67	64
Other	1,394	1,572	2,781	2,930
Total noninterest expense	9,847	10,956	19,866	21,388
Income before provision for income taxes	5,078	4,657	9,704	9,101
Provision for income taxes	1,053	921	2,070	1,752
NET INCOME	$4,025	$3,736	$7,634	$7,349

Basic earnings per common share	$0.64	$0.60	$1.21	$1.18
Diluted earnings per common share	$0.64	$0.60	$1.21	$1.17

See accompanying notes to consolidated financial statements

Merchants Bancshares, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2013	2012	2013	2012
Net income	$4,025	$3,736	$7,634	$7,349
Other comprehensive (loss) income, net of tax:
Change in net unrealized (loss) gain on securities available for sale, net of taxes of $(3,691), $(88), $(4,383) and $118	(6,853)	(164)	(8,138)	219
Reclassification adjustments for net securities losses (gains) included in net income, net of taxes of $5, $(131), $5 and $(157)	8	(241)	8	(291)
Change in net unrealized loss on interest rate swaps, net of taxes of $64, $1, $89 and $44	118	2	166	82
Pension liability adjustment, net of taxes of $31, $35, $63 and $57	56	65	116	106
Other comprehensive (loss) income	(6,671)	(338)	(7,848)	116
Comprehensive (loss) income	$(2,646)	$3,398	$(214)	$7,465

See accompanying notes to consolidated financial statements

Merchants Bancshares, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
(In thousands)	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,634	$7,349
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	400	450
Depreciation and amortization	1,021	986
Amortization of investment security premiums and accretion of discounts, net	731	1,289
Stock based compensation	95	96
Net losses (gains) on sales of investment securities	13	(448)
Net gains on sale of premises, equipment and other assets	0	(302)
Equity in losses of real estate limited partnerships, net	540	819
Changes in assets and liabilities:
Net change in interest receivable	658	990
Net change in other assets	3,609	(842)
Net change in interest payable	(18)	(38)
Net change in other liabilities	(1,218)	(9,578)
Net cash provided by operating activities	13,465	771
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investment securities available for sale	51,213	41,664
Proceeds from maturities of investment securities available for sale	66,992	105,423
Proceeds from maturities of investment securities held to maturity	83	77
Proceeds from redemption of Federal Home Loan Bank stock	649	485
Purchases of investment securities available for sale	(50,846)	(131,110)
Loan originations (in excess of) less than principal payments	(21,286)	1,836
Proceeds from sale of other assets	0	334
Proceeds from sale of premises and equipment	1	0
Proceeds from sales of other real estate owned	0	112
Real estate limited partnership investments	(46)	(1,183)
Purchases of bank premises and equipment	(1,183)	(1,123)
Net cash provided by investing activities	45,577	16,515
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	41,439	62,266
Net increase in short-term borrowings	21,000	52,000
Net decrease in securities sold under agreement to repurchase, short-term	(146,465)	(108,827)
Principal payments on long-term debt	(40)	(10,040)
Cash dividends paid	(3,214)	(3,149)
Sale of treasury stock	10	6
Increase in deferred compensation arrangements	122	105
Tax benefit from exercise of stock options	8	0
Net cash used in financing activities	(87,140)	(7,639)
(Decrease) increase in cash and cash equivalents	(28,098)	9,647
Cash and cash equivalents beginning of period	77,228	37,812
Cash and cash equivalents end of period	$49,130	$47,459

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Total interest payments	$2,627	$3,928
Total income tax payments	0	2,850
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Distribution of stock under deferred compensation arrangements	$446	$391
Distribution of treasury stock in lieu of cash dividend	307	344
Non-cash exercise of stock options	181	129
Transfer of loans to other real estate owned	140	140
Decrease in payable for investments purchased	0	(9,461)

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

NOTE 1: FINANCIAL STATEMENT PRESENTATION

Principles of Consolidation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. All adjustments necessary for a fair presentation of our interim consolidated financial statements as of June  30, 2013 and December 31, 2012 and for the three and six months ended June  30, 2013 and 2012 have been included. The information was prepared from our unaudited financial statements and the unaudited financial statements of our subsidiaries, Merchants Bank and MBVT Statutory Trust I.  Amounts reported for prior periods are reclassified, where necessary, to be consistent with the current period presentation.

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

NOTE 3: INVESTMENT SECURITIES

Investments in securities are classified as available for sale or held to maturity as of June 30, 2013 and December 31, 2012. The amortized cost and fair values of the securities classified as available for sale and held to maturity as of June 30, 2013 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available for Sale:
U.S. Treasury Obligations	$100	$0	$0	$100
U.S. Agency Obligations	25,763	0	1,353	24,410
U.S. Government Sponsored Enterprises ("U.S. GSEs")	12,472	4	564	11,912
Federal Home Loan Bank ("FHLB") Obligations	7,510	7	331	7,186
Residential Real Estate Mortgage-backed Securities ("Agency MBSs")	120,425	3,302	1,241	122,486
Agency Commercial Mortgage Backed Securities ("Agency CMBSs")	18,652	0	609	18,043
Agency Collateralized Mortgage Obligations ("Agency CMOs")	209,093	842	3,188	206,747
Collateralized Loan Obligations ("CLOs")	36,894	0	108	36,786
Asset Backed Securities ("ABSs")	357	41	0	398
Total Available for Sale	$431,266	$4,196	$7,394	$428,068
Held to Maturity:
Agency MBSs	$325	$29	$0	$354
Total Held to Maturity	$325	$29	$0	$354

The amortized cost and fair values of the securities classified as available for sale and held to maturity as of December 31, 2012 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available for Sale:
U.S. Treasury Obligations	$100	$0	$0	$100
U.S. Agency Obligations	10,956	0	59	10,897
U.S. GSEs	58,731	723	88	59,366
FHLB Obligations	24,546	39	0	24,585
Agency MBSs	142,441	6,326	0	148,767
Agency CMBSs	5,087	0	58	5,029
Agency CMOs	227,815	2,922	338	230,399
Non-agency CMOs	4,589	6	2	4,593
CLOs	24,748	0	221	24,527
ABSs	357	61	0	418
Total Available for Sale	$499,370	$10,077	$766	$508,681
Held to Maturity:
Agency MBSs	$407	$47	$0	$454
Total Held to Maturity	$407	$47	$0	$454

The contractual final maturity distribution of the debt securities classified as available for sale and held to maturity as of June 30, 2013, are as follows:

		After One	After Five
	Within	But Within	But Within	After Ten
(In thousands)	One Year	Five Years	Ten Years	Years	Total
Available for Sale (at fair value):
U.S. Treasury Obligations	$0	$100	$0	$0	$100
U.S. Agency Obligations	0	0	0	24,410	24,410
U.S. GSEs	0	2,504	9,408	0	11,912
FHLB Obligations	0	0	7,186	0	7,186
Agency MBSs	236	4,696	18,956	98,598	122,486
Agency CMBSs	0	0	13,430	4,613	18,043
Agency CMOs	0	0	3,605	203,142	206,747
CLOs	0	0	26,756	10,030	36,786
ABSs	0	0	0	398	398
Total Available for Sale	$236	$7,300	$79,341	$341,191	$428,068
Held to Maturity (at amortized cost):
Agency MBSs	$3	$53	$0	$269	$325
Total Held to Maturity	$3	$53	$0	$269	$325

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

The following table presents the proceeds, gross gains and gross losses on available for sale securities for the three and six months ended June 30, 2013 and 2012.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2013	2012	2013	2012
Proceeds	$51,213	$27,034	$51,213	$41,664
Gross gains	547	372	547	494
Gross losses	(560)	0	(560)	(46)
Net (losses) gains	$(13)	$372	$(13)	$448

Securities with a carrying amount of $250.75 million and $349.52 million at June 30, 2013 and December 31, 2012, respectively, were pledged to secure U.S. Treasury borrowings, public deposits, securities sold under agreements to repurchase, and for other purposes required by law.

Gross unrealized losses on investment securities available for sale and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position, at June 30, 2013, were as follows:

	Less Than 12 Months		12 Months or More		Total
(In thousands)	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
U.S. Agency Obligations	$24,410	$1,353	$0	$0	$24,410	$1,353
U.S. GSEs	9,408	564	0	0	9,408	564
FHLB Obligations	4,669	331	0	0	4,669	331
Agency MBSs	53,326	1,241	0	0	53,326	1,241
Agency CMBSs	18,043	609	0	0	18,043	609
Agency CMOs	122,330	3,188	0	0	122,330	3,188
CLOs	34,786	108	0	0	34,786	108
Total	$266,972	$7,394	$0	$0	$266,972	$7,394

Gross unrealized losses on investment securities available for sale and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position, at December 31, 2012, were as follows:

	Less Than 12 Months		12 Months or More		Total
(In thousands)	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
U.S. Agency Obligations	$10,897	$59	$0	$0	$10,897	$59
U.S. GSEs	9,882	88	0	0	9,882	88
Agency CMBSs	5,029	58	0	0	5,029	58
Agency CMOs	39,047	338	0	0	39,047	338
Non-agency CMOs	0	0	3,041	2	3,041	2
CLOs	24,527	221	0	0	24,527	221
Total	$89,382	$764	$3,041	$2	$92,423	$766

There were no securities held to maturity with unrealized losses as of June  30, 2013 or December 31, 2012. There were no securities classified as trading at June 30, 2013 and December 31, 2012.

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

During July 2013, we transferred securities with an amortized cost of $139.60  million from available-for-sale to held-to-maturity. The fair value and carrying value at the date of the transfer was $134.84 million.  The net after tax loss of $3.10 million has been recorded in accumulated other comprehensive income (loss) and will be amortized over the estimated lives of the securities.

As a member of the FHLB system, we are required to invest in stock of the Federal Home Loan Bank of Boston (“FHLBB”) in an amount determined based on our borrowings from the FHLBB. At June 30, 2013, our investment in FHLBB stock totaled $7.50 million. We received and recorded dividend income totaling $8 thousand and $13 thousand during the three and six months ended June 30, 2013, respectively, compared to $8 thousand and $25 thousand during the three and six months ended June 30, 2012, respectively.

NOTE 4: LOANS AND THE ALLOWANCE FOR CREDIT LOSSES

Loans

The composition of our loan portfolio at June 30, 2013 and December 31, 2012 was as follows:

(In thousands)	June 30, 2013	December 31, 2012
Commercial, financial and agricultural	$169,215	$165,023
Municipal loans	45,319	84,689
Real estate loans – residential	520,393	489,951
Real estate loans – commercial	331,064	327,622
Real estate loans – construction	31,813	10,561
Installment loans	5,667	4,701
All other loans	544	376
Total loans	$1,104,015	$1,082,923

We primarily originate residential real estate, commercial, commercial real estate, municipal obligations and installment loans to customers throughout the state of Vermont. There are no significant industry concentrations in the loan portfolio. Total loans in the table above included $390 thousand and $250 thousand of net deferred loan origination cost at June 30, 2013 and December 31, 2012, respectively. The aggregate amount of overdrawn deposit balances classified as loan balances was $544 thousand and $376 thousand at June 30, 2013 and December 31, 2012, respectively.

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

The following table reflects our loan loss experience and activity in the allowance for credit losses by portfolio segment for the three months ended June 30, 2013:

(In thousands)	Commercial, financial and agricultural	Municipal	Real estate- residential	Real estate- commercial	Real estate-construction	Installment	All other	Totals
Allowance for credit losses:
Beginning balance	$3,411	$655	$3,708	$4,511	$275	$16	$12	$12,588
Charge-offs	0	0	(96)	0	0	0	(28)	(124)
Recoveries	40	0	1	0	0	0	3	44
Provision (credit)	(177)	(255)	(52)	331	276	5	22	150
Ending balance	$3,274	$400	$3,561	$4,842	$551	$21	$9	$12,658

The following table reflects our loan loss experience and activity in the allowance for credit losses by portfolio segment for the six months ended June 30, 2013:

(In thousands)	Commercial, financial and agricultural	Municipal	Real estate- residential	Real estate- commercial	Real estate-construction	Installment	All other	Totals
Allowance for credit losses:
Beginning balance	$3,447	$522	$3,582	$4,499	$234	$17	$11	$12,312
Charge-offs	0	0	(103)	(1)	0	0	(48)	(152)
Recoveries	49	0	4	40	1	0	4	98
Provision (credit)	(222)	(122)	78	304	316	4	42	400
Ending balance	$3,274	$400	$3,561	$4,842	$551	$21	$9	$12,658

The following table reflects our loan loss experience and activity in the allowance for credit losses by portfolio segment  for the three months ended June 30, 2012:

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

The following table reflects our loan loss experience and activity in the allowance for credit losses by portfolio segment  for the six months ended June 30, 2012:

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

The allowance for credit losses consists of the allowance for loan losses and the reserve for undisbursed lines of credit. The reserve for undisbursed lines of credit is included in other liabilities on the balance sheet. The following presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment based upon impairment method at June 30, 2013:

(In thousands)	Commercial, financial and agricultural	Municipal	Real estate- residential	Real estate- commercial	Real estate-construction	Installment	All other	Totals
Allowance for credit losses:
Ending balance individually evaluated for impairment	$0	$0	$129	$57	$0	$3	$0	$189
Ending balance collectively evaluated for impairment	3,274	400	3,432	4,785	551	18	9	12,469
Totals	$3,274	$400	$3,561	$4,842	$551	$21	$9	$12,658
Financing receivables:
Ending balance individually evaluated for impairment	$283	$0	$1,031	$277	$0	$9	$0	$1,600
Ending balance collectively evaluated for impairment	168,932	45,319	519,362	330,787	31,813	5,658	544	1,102,415
Totals	$169,215	$45,319	$520,393	$331,064	$31,813	$5,667	$544	$1,104,015
Components:
Allowance for loan losses	$2,695	$392	$3,474	$4,799	$500	$21	$9	$11,890
Reserve for undisbursed lines of credit	579	8	87	43	51	0	0	768
Total allowance for credit losses	$3,274	$400	$3,561	$4,842	$551	$21	$9	$12,658

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

The table below presents the recorded investment of loans, including nonaccrual and restructured loans, segregated by class, with delinquency aging as of June 30, 2013:

	30-59 Days	60-89 Days	90 Days or More	Total Past			Greater Than 90 Days and
(In thousands)	Past Due	Past Due	Past Due	Due	Current	Total	Accruing
Commercial, financial and agricultural	$6	$0	$0	$6	$169,209	$169,215	$0
Municipal	0	0	0	0	45,319	45,319	0
Real estate-residential:
First mortgage	5	17	658	680	483,904	484,584	0
Second mortgage	48	0	165	213	35,596	35,809	75
Real estate-commercial:
Owner occupied	49	0	107	156	223,111	223,267	0
Non-owner occupied	0	0	0	0	107,797	107,797	0
Real estate-construction:
Residential	0	0	0	0	1,828	1,828	0
Commercial	74	0	0	74	29,911	29,985	0
Installment	9	0	0	9	5,658	5,667	0
Other	0	0	0	0	544	544	0
Total	$191	$17	$930	$1,138	$1,102,877	$1,104,015	$75

Out of the total past due loans above $869 thousand are non-accruing or restructured.

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

Impaired loans by class at June 30, 2013 are as follows:

(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded
Commercial, financial and agricultural	$283	$1,186	$0
Real estate – residential:
First mortgage	372	759	0
Second mortgage	165	202	0
Real estate – commercial:
Owner occupied	107	243	0
Non-owner occupied	0	70	0
Installment	0	44	0
With related allowance recorded
Commercial, financial and agricultural	0	0	0
Real estate – residential:
First mortgage	494	501	129
Second mortgage	0	0	0
Real estate – commercial:
Owner occupied	170	177	57
Installment	9	9	3
Total
Commercial, financial and agricultural	283	1,186	0
Real estate – residential	1,031	1,462	129
Real estate – commercial	277	490	57
Installment	9	53	3
Total	$1,600	$3,191	$189

Impaired loans by class at December 31, 2012 are as follows:

(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded
Commercial, financial and agricultural	$7	$970	$0
Real estate – residential:
First mortgage	853	1,174	0
Second mortgage	16	52	0
Real estate – commercial:
Owner occupied	295	487	0
Non-owner occupied	0	70	0
Installment	0	45	0
With related allowance recorded
Commercial, financial and agricultural	226	228	149
Real estate – residential:
First mortgage	748	766	173
Second mortgage	700	700	188
Real estate – commercial:
Owner occupied	177	179	59
Total
Commercial, financial and agricultural	233	1,198	149
Real estate – residential	2,317	2,692	361
Real estate – commercial	472	736	59
Installment	0	45	0
Total	$3,022	$4,671	$569

Average recorded investment and interest income recognized on our impaired loans for the three and six months ended June 30, 2013 are as follows:

	Three Months		Six Months
(In thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Commercial, financial and agricultural	$292	$19	$199	$27
Real estate – residential:
First mortgage	562	11	701	44
Second mortgage	142	1	105	1
Real estate – commercial:
Owner occupied	107	0	71	15
Non-owner occupied	0	0	0	0
Installment	0	0	2	0
With related allowance recorded
Commercial, financial and agricultural	279	0	346	0
Real estate – residential:
First mortgage	493	0	585	0
Second mortgage	233	0	467	0
Real estate – commercial:
Owner occupied	171	0	173	0
Installment	9	0	6	0
Total
Commercial, financial and agricultural	571	19	545	27
Real estate – residential	1,430	12	1,858	45
Real estate – commercial	278	0	244	15
Installment	9	0	8	0
Total	$2,288	$31	$2,655	$87

There was no interest recognized on a cash basis for either period in the table above.

Average recorded investment and interest income recognized on our impaired loans for the three and six months ended June 30, 2012 are as follows:

	Three Months		Six Months
(In thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Commercial, financial and agricultural	$54	$1	$62	$1
Real estate – residential:
First mortgage	747	16	782	20
Second mortgage	443	27	321	27
Real estate – commercial:
Owner occupied	531	2	433	3
Non-owner occupied	0	0	0	0
Installment	0	0	0	0
With related allowance recorded
Commercial, financial and agricultural	24	0	28	0
Real estate – residential:
First mortgage	624	0	704	0
Second mortgage	17	0	50	0
Real estate – commercial:
Owner occupied	0	0	54	0
Total
Commercial, financial and agricultural	78	1	90	1
Real estate – residential	1,831	43	1,857	47
Real estate – commercial	531	2	487	3
Installment	0	0	0	0
Total	$2,440	$46	$2,434	$51

There was no interest recognized on a cash basis for either period in the table above.

Nonperforming loans at June 30, 2013 and December 31, 2012 are as follows:

(In thousands)	June 30, 2013	December 31, 2012
Nonaccrual loans	$1,116	$2,355
Loans greater than 90 days and accruing	75	0
Troubled debt restructurings ("TDRs")	409	557
Total nonperforming loans	$1,600	$2,912

Of the total TDRs in the table above, $238 thousand at June 30, 2013 and $374 thousand at December 31, 2012, are nonaccruing.

We have reviewed all restructurings that occurred on or after January 1, 2013 for identification as TDRs. We did not identify as a  TDR any loan for which the allowance for credit losses had been measured under a general allowance for credit losses methodology. The loans in the table below are considered impaired under the guidance in Section 310-10-35 of the FASB codification.  All of the TDRs as of June 30, 2013 were restructured prior to January 1, 2013. There were no restructurings during the three or six months ended June 30, 2013.

Presented below is a summary of our TDRs during the three and six months ended June 30, 2012.

	Three Months Ended			Six Months Ended
	Number	Pre-Modification Recorded	Post-Modification Recorded	Number	Pre-Modification Recorded	Post-Modification Recorded
(Dollars in thousands)	of Loans	Investment	Investment	of Loans	Investment	Investment
Real estate – residential:
First mortgage	3	$93	$93	3	$93	$93
Real estate - commercial:
Owner occupied	0	$0	$0	1	$182	$182

Modifications were granted which consisted of lower interest rates and more favorable payment terms to the borrower. There were no TDRs restructured within the past twelve months that have defaulted.

There were nine TDRs at June 30, 2013, all of which demonstrated cash flow insufficient to service their debt, as well as an inability to obtain funds at market rates from other sources. At June 30, 2013, one restructured loan totaling $29 thousand that was restructured in a prior year, was in default with foreclosure proceedings in process. The other loans were performing in accordance with their modified agreements. At June 30, 2013, four of the loans totaling $171 thousand were accruing and five of the loans totaling $238 thousand were in nonaccrual. At June 30, 2013, there were no commitments to lend additional funds to borrower whose loans have been modified in a troubled debt restructuring. We had no commitments to lend additional funds to borrowers whose loans were in nonaccrual status or to borrowers whose loans were 90 days past due and still accruing at June 30, 2013. Merchants recorded interest income on restructured loans of approximately $3 thousand and $5 thousand during the three and six months ended June 30, 2013 and $4 thousand and $7 thousand during the three and six months ended June 30, 2012.

Our OREO balance at June 30, 2013 was $140 thousand. We had no OREO at December 31, 2012.

Nonaccrual loans by class as of June 30, 2013 and December 31, 2012 are as follows:

(In thousands)	June 30, 2013	December 31, 2012
Commercial, financial and agricultural	$279	$225
Real estate - residential:
First mortgage	631	1,119
Second mortgage	90	716
Real estate - commercial:
Owner occupied	107	295
Non owner occupied	0	0
Installment	9	0
Total nonaccruing non-TDR loans	$1,116	$2,355
Nonaccruing TDR’s
Commercial, financial and agricultural	4	8
Real estate – residential:
First mortgage	64	189
Real estate - commercial:
Owner occupied	170	177
Total nonaccrual loans including TDRs	$1,354	$2,729

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

Below is a summary of loans by credit quality indicator as of June 30, 2013:

	Unrated Residential and		Pass-	Special	Sub-
(In thousands)	Consumer	Pass	Watch	Mention	Standard	Total
Commercial, financial and agricultural	$233	$140,652	$24,714	$124	$3,492	$169,215
Municipal	0	29,795	15,524	0	0	45,319
Real estate – residential:
First mortgage	446,705	35,375	1,352	69	1,083	484,584
Second mortgage	35,799	0	0	0	10	35,809
Real estate – commercial:
Owner occupied	111	178,151	26,082	224	18,699	223,267
Non-owner occupied	54	94,323	11,692	0	1,728	107,797
Real estate – construction:
Residential	398	0	1,430	0	0	1,828
Commercial	766	28,713	506	0	0	29,985
Installment	5,667	0	0	0	0	5,667
All other loans	544	0	0	0	0	544
Total	$490,277	$507,009	$81,300	$417	$25,012	$1,104,015

Below is a summary of loans by credit quality indicator as of December 31, 2012:

	Unrated Residential and		Pass-	Special	Sub-
(In thousands)	Consumer	Pass	Watch	Mention	Standard	Total
Commercial, financial and agricultural	$85	$138,307	$18,738	$5,704	$2,189	$165,023
Municipal	5	77,242	7,442	0	0	84,689
Real estate – residential:
First mortgage	418,802	29,237	1,275	194	1,533	451,041
Second mortgage	37,200	1,000	0	0	710	38,910
Real estate – commercial:
Owner occupied	86	188,330	16,718	3,546	13,628	222,308
Non-owner occupied	40	93,002	10,211	613	1,448	105,314
Real estate – construction:
Residential	41	0	1,518	0	0	1,559
Commercial	598	7,882	522	0	0	9,002
Installment	4,701	0	0	0	0	4,701
All other loans	376	0	0	0	0	376
Total	$461,934	$535,000	$56,424	$10,057	$19,508	$1,082,923

The amount of interest which was not earned, but which would have been earned had our nonaccrual and restructured loans performed in accordance with their original terms and conditions, was approximately $32 thousand and $76 thousand for the three and six months ended June 30, 2013 and was approximately $33 thousand and $69 thousand for the three and six months ended June 30, 2012, respectively.

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

The following tables summarize the components of net periodic benefit cost and other changes in Pension Plan assets and benefit obligations recognized for the three and six months ended June 30, 2013 and 2012, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2013	2012	2013	2012
Interest cost	$105	$130	$209	$239
Expected return on plan assets	(247)	(156)	(494)	(300)
Service costs	15	11	30	24
Net loss amortization	87	62	179	163
Net periodic pension cost	$(40)	$47	$(76)	$126

We have no minimum required contribution for 2013.

Our Pension Investment Policy Statement sets for the investment objectives and constraints of the Pension Plan. The purpose of the policy is to assist and our Retirement Plan Committee in effectively supervising, monitoring, and evaluating  the Pension Plan.

NOTE 6: EARNINGS PER SHARE

The following table presents reconciliations of the calculations of basic and diluted earnings per share for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands except per share data)	2013	2012	2013	2012
Net income	$4,025	$3,736	$7,634	$7,349
Weighted average common shares outstanding	6,298	6,249	6,292	6,243
Dilutive effect of common stock equivalents	12	11	12	13
Weighted average common and common equivalent
shares outstanding	6,310	6,260	6,304	6,256
Basic earnings per common share	$0.64	$0.60	$1.21	$1.18
Diluted earnings per common share	$0.64	$0.60	$1.21	$1.17

Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding for the three and six months ended June 30, 2013 and 2012. The computation of diluted earnings per share excludes the effect of assuming the exercise of certain outstanding stock options because the effect would be anti-dilutive. There were no anti-dilutive options outstanding for the three and six months ended June 30, 2013 or 2012.

NOTE 7: STOCK REPURCHASE PROGRAM

We extended, through January 2014, our stock buyback program, originally adopted in January 2007. Under the program we may repurchase up to 200,000 shares of our common stock on the open market from time to time, and have purchased 143,475 shares at an average price per share of $22.94 since the program’s adoption. We did not repurchase any of our shares during 2012 or during the first six months of 2013, and do not expect to repurchase shares in the near future.

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

Disclosures are required regarding liability-recognition for the fair value at issuance of certain guarantees. We do not issue any guarantees that would require liability-recognition or disclosure, other than our standby letters of credit. We have issued conditional commitments in the form of standby letters of credit to guarantee payment on behalf of a customer and guarantee the performance of a customer to a third party. Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit totaled approximately $5.02 million and $4.48 million at June 30, 2013 and December 31, 2012, respectively, and represent the maximum potential future payments we could be required to make. Typically, these instruments have terms of 12 months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance sheet instruments. Our policies governing loan collateral apply to standby letters of credit at the time of credit extension. Loan-to-value ratios are generally consistent with loan-to-value requirements for other commercial loans secured by similar types of collateral.

We may enter into commitments to sell loans, which involve market and interest rate risk. There were no such commitments at June 30, 2013 or December 31, 2012.

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

Financial instruments on a recurring basis

The table below presents the balance of financial assets and liabilities at June 30, 2013 measured at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Assets
U.S. Treasury Obligations	$100	$0	$100	$0
U.S. Agency Obligations	24,410	0	24,410	0
U.S. GSEs	11,912	0	11,912	0
FHLB Obligations	7,186	0	7,186	0
Agency MBSs	122,486	0	122,486	0
Agency CMBSs	18,043	0	18,043	0
Agency CMOs	206,747	0	206,747	0
CLOs	36,786	0	36,786	0
ABSs	398	0	398	0
Interest rate swap agreements	441	0	441	0
Total assets	$428,509	$0	$428,509	$0
Liabilities
Interest rate swap agreements	1,243	0	1,243	0
Total liabilities	$1,243	$0	$1,243	$0

The table below presents the balance of financial assets and liabilities at December 31, 2012 measured at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Assets
U.S. Treasury Obligations	$100	$0	$100	$0
U.S. Agency Obligations	10,897	0	10,897	0
U.S. GSEs	59,366	0	59,366	0
FHLB Obligations	24,585	0	24,585	0
Agency MBSs	148,767	0	148,767	0
Agency CMBSs	5,029	0	5,029	0
Agency CMOs	230,399	0	230,399	0
Non-Agency CMOs	4,593	0	4,593	0
CLOs	24,527	0	24,527	0
ABSs	418	0	418	0
Interest rate swap agreements	552	0	552	0
Total assets	$509,233	$0	$509,233	$0
Liabilities
Interest rate swap agreements	1,610	0	1,610	0
Total liabilities	$1,610	$0	$1,610	$0

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

There were no transfers between Level 1 and Level 2 for the three or six months ended June 30, 2013 or June 30, 2012.  There were no Level 3 assets measured at fair value on a recurring basis during the three or six months ended June 30, 2013.

Financial instruments on a non-recurring basis

Certain assets are also measured at fair value on a non-recurring basis. These other financial assets include impaired loans and OREO.

The table below presents the balance of financial assets by class at June 30, 2013 measured at fair value on a nonrecurring basis:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
OREO	$140	$0	$0	$140
Real estate-residential:
First mortgage	365	0	0	365
Real estate-commercial:
Owner occupied	113	0	0	113
Installment	6	0	0	6
Total	$624	$0	$0	$624

The table below presents the balance of financial assets by class at December 31, 2012 measured at fair value on a nonrecurring basis:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Commercial, financial and agricultural	$79	$0	$0	$79
Real estate-residential:
First mortgage	593	0	0	593
Second mortgage	512	0	0	512
Real estate-commercial:
Owner occupied	415	0	0	415
Total	$1,599	$0	$0	$1,599

The related allowance associated with impaired loans measured at fair value did not result in material provisions for loan losses in any period presented.  Valuation allowances recorded on OREO were not material for any periods presented.

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

The table below presents the valuation methodology and unobservable inputs for Level 3 assets by class measured at fair value on a non-recurring basis at June 30, 2013:

				Range of
(Dollars in thousands)	Fair value	Valuation Methodology	Unobservable Inputs	Inputs
OREO	$140	Appraisal of collateral	Appraisal adjustments	0%-40%
Real estate-residential:
First mortgage	365	Appraisal of collateral	Appraisal adjustments	0%-40%
Real estate-commercial:
Owner occupied	113	Appraisal of collateral	Appraisal adjustments	0%-40%
Installment	6	Appraisal of collateral	Appraisal adjustments	0%-40%
Total	$624

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

The fair value of Merchants’ financial instruments as of June 30, 2013 are summarized in the table below:

	Carrying
(In thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$49,130	$49,130	$49,130	$0	$0
Securities available for sale	428,068	428,068	0	428,068	0
Securities held to maturity	325	354	0	354	0
FHLB stock	7,496	7,496	0	7,496	0
Loans, net of allowance for loan losses	1,092,125	1,096,401	0	0	1,096,401
Interest rate contract-cash flow hedge	441	441	0	441	0
Accrued interest receivable	3,710	3,710	0	1,102	2,608
Total assets	$1,581,295	$1,585,600	$49,130	$437,461	$1,099,009
Deposits	$1,312,519	$1,314,025	$993,992	$320,033	$0
Short-term borrowings	21,000	21,000	0	21,000	0
Securities sold under agreement to repurchase	141,055	141,040	0	141,040	0
Other long-term debt	2,443	2,345	0	2,345	0
Junior subordinated debentures issued to unconsolidated subsidiary trust	20,619	14,891	0	14,891	0
Interest rate contract-cash flow hedge	1,243	1,243	0	1,243	0
Accrued interest payable	208	208	17	191	0
Total liabilities	$1,499,087	$1,494,752	$994,009	$500,743	$0

The fair value of Merchants’ financial instruments as of December 31, 2012 are summarized in the table below:

	Carrying
(In thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$77,228	$77,228	$77,228	$0	$0
Securities available for sale	508,681	508,681	0	508,681	0
Securities held to maturity	407	454	0	454	0
FHLB stock	8,145	8,145	0	8,145	0
Loans, net of allowance for loan losses	1,071,361	1,096,188	0	0	1,096,188
Interest rate contract-cash flow hedge	552	552	0	552	0
Accrued interest receivable	4,368	4,368	0	1,366	3,002
Total assets	$1,670,742	$1,695,616	$77,228	$519,198	$1,099,190
Deposits	$1,271,080	$1,273,573	$940,682	$332,891	$0
Securities sold under agreement to repurchase	287,520	287,837	0	287,837	0
Other long-term debt	2,483	2,502	0	2,502	0
Junior subordinated debentures issued to unconsolidated subsidiary trust	20,619	15,177	0	15,177	0
Interest rate contract-cash flow hedge	1,610	1,610	0	1,610	0
Accrued interest payable	195	195	0	195	0
Total liabilities	$1,583,507	$1,580,894	$940,682	$640,212	$0

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

Deposits - The fair value of deposits with no stated maturity, which includes demand, savings, interest bearing checking and money market accounts, is equal to the amount payable on demand resulting in a Level 1 classification. The fair value of variable rate, fixed term certificates of deposit also approximates the carrying amount reported in the consolidated balance sheets. The fair value of fixed rate and fixed term certificates of deposit is estimated using a discounted cash flow method which applies interest rates currently being offered for deposits of similar remaining maturities.

Debt - The fair value of debt is estimated using current market rates for borrowings of similar remaining maturity.

Commitments to Extend Credit and Standby Letters of Credit - The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of financial standby letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties. The fair value of commitments to extend credit and standby letters of credit is approximately $50 thousand at June 30, 2013 and $45 thousand as of December 31, 2012, respectively.

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

NOTE 10: COMPREHENSIVE INCOME

The accumulated balances for each classification of other comprehensive income are as follows:

(In thousands)	Unrealized (Gains) Losses on Securities	Pension and Postretirement Benefit Plans	Interest Rate Swaps	Accumulated Other Comprehensive Income (Loss)
Balance December 31, 2012	$6,033	$(3,130)	$(688)	$2,215
Other comprehensive income before reclassifications	(1,285)	0	48	(1,237)
Reclassification adjustments for (gains) losses reclassified into income	0	60	0	60
Net current period other comprehensive (loss) income	(1,285)	60	48	(1,177)
Balance March 31, 2013	$4,748	$(3,070)	$(640)	$1,038
Other comprehensive income before reclassifications	(6,853)	0	118	(6,735)
Reclassification adjustments for (gains) losses reclassified into income	8	56	0	64
Net current period other comprehensive (loss) income	(6,845)	56	118	(6,671)
Balance June 30, 2013	$(2,097)	$(3,014)	$(522)	$(5,633)

All amounts in the table above are net of tax. Amounts in parenthesis indicate debits.

Details of the reclassification adjustments in the above table for the three and six months ended June 30, 2013 are presented below:

	Three Months	Six Months
Details about Accumulated Other Comprehensive Income Components (In thousands)	Amount Reclassified from Accumulated Other Comprehensive Income	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented
Unrealized (gains) losses securities
	$13	$13	Net losses (gains) on investment securities
	13	13	Total before tax
	(5)	(5)	Provision for income taxes
	$8	$8	Net of tax

Pension and postretirement benefit plans
	87	179	Compensation and benefits
	87	179	Total before tax
	(31)	(63)	Provision for income taxes
	$56	$116	Net of tax

Total reclassification adjustments	$64	$124

NOTE 11: DERIVATIVE FINANCIAL INSTRUMENTS

At June 30, 2013 and December 31, 2012, we held an interest rate swap with a  notional amount of $10 million that was designated as  a cash flow hedge. The swap was used to convert a portion of the floating rate interest on our trust preferred issuance to a fixed rate of interest. The purpose of the hedge was to protect us from the risk of variability arising from the floating rate interest on the debentures. The effective portion of unrealized changes in the fair value of derivatives accounted for as cash flow hedges are reported in other comprehensive income and reclassified to earnings if gains or losses are realized. Each quarter we assess the effectiveness of the hedging relationships by comparing the changes in cash flows of the derivative hedging instruments with the changes in cash flows of the designated hedged item. The ineffective portion of changes in the fair value of the derivatives is recognized directly in earnings.

There was no ineffective portion recognized in earnings during the three or six months ended June 30, 2013 or 2012. The fair value of $(802) thousand and $(1.06) million was reflected in other comprehensive income in the accompanying consolidated balance sheets at June 30, 2013 and December 31, 2012, respectively.

At June 30, 2013, we had eight interest rate derivative positions with a combined notional amount of $73.97 million, and at December 31, 2012, we had two interest rate derivative positions with a combined notional amount of $28.63 million that were not designated as hedging instruments. These derivative positions related to transactions in which we entered into an interest rate swap with a customer while at the same time entering into an offsetting rate swap with another financial institution. In connection with the transaction, we agreed to pay interest to the customer on a notional amount at a variable interest rate and receive interest from the customer on the same notional amount at a fixed interest rate. At the same time, we agreed to pay another financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. The transaction allows our customer to effectively convert a variable rate loan to a fixed rate loan. Because the terms of the swaps with our customer and the other financial institution offset each other, with the only difference being counterparty credit risk, changes in the fair value of the underlying derivative contracts are not materially different and do not significantly impact our results of operations. The fair value was reflected in other assets and other liabilities in the accompanying consolidated balance sheets at June 30, 2013.

We had one additional swap at June 30, 2013 with a notional amount of  $7.35 million where we made a loan to our customer at a fixed rate and entered into an interest rate swap with another financial institution where we agreed to pay them the same fixed rate on the same notional amount, and receive variable interest on the same notional amount.  The loan agreement with the customer contains a two-way yield maintenance provision, which will be invoked in the event of prepayment of the loan, and is expected to exactly offset the fair value of unwinding the swap. The yield maintenance provision represents an embedded derivative which is bifurcated from the host loan contract and, as such, the swaps and embedded derivatives are not designated as hedges. Accordingly, both instruments are carried at fair value and changes in fair value are reported in current period earnings.

We assessed our counterparty risk at June 30, 2013 and determined any credit risk inherent in our derivative contracts was insignificant. Information about the fair value of derivative financial instruments can be found in Footnote 9 to these consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q that are not historical facts may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks and uncertainties. These statements, which are based on certain assumptions and describe our future plans, strategies and expectations, can generally be identified by the use of the words “may,” “will,” “should,” “could,” “would,” “plan,” “potential,” “estimate,” “project,” “believe,” “intend,” “anticipate,” “expect,” “target” and similar expressions. Forward-looking statements are based on the current assumptions and beliefs of Management and are only expectations of future results. Our actual results could differ materially from those projected in the forward-looking statements as a result of, among others, continued weakness in general, national, regional or local economic conditions, which could impact the performance of our investment portfolio, quality of credits or the overall demand for services; changes in loan default and charge-off rates which could affect the allowance for credit losses; volatility in the equity and financial markets; reductions in deposit levels which could necessitate increased and/or higher cost borrowing to fund loans and investments; declines in mortgage loan refinancing, equity loan and line of credit activity which could reduce net interest and noninterest income; changes in the domestic interest rate environment and inflation; changes in the carrying value of investment securities and other assets; further actions by the U.S. government and Treasury Department that could have a negative impact on our investment portfolio and earnings; misalignment of our interest-bearing assets and liabilities; increases in loan repayment rates affecting interest income; changing business, banking, or regulatory conditions or policies, or new legislation affecting the financial services industry, that could lead to changes in the competitive balance among financial institutions, restrictions on bank activities, changes in costs (including deposit insurance premiums), increased regulatory scrutiny, or changes in the secondary market for bank loan and other products; and changes in accounting rules, federal and state laws, IRS regulations, and other regulations and policies governing financial holding companies and their subsidiaries which may impact our ability to take appropriate action to protect our financial interests in certain loan situations.

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

GENERAL

The following discussion and analysis of financial condition and results of operations of Merchants and its subsidiaries for the three and six months ended June 30, 2013 and 2012 should be read in conjunction with the consolidated financial statements and Notes thereto and selected statistical information appearing elsewhere in this Quarterly Report on Form 10-Q. The financial condition and results of operations of Merchants essentially reflect the operations of its principal subsidiary, Merchants Bank.

RESULTS OF OPERATIONS

Overview

We realized net income of  $4.03 million and $7.63 million for the three and six months ended June  30, 2013, respectively, compared to $3.74 million and $7.35 million for the three and six months ended June 30, 2012, respectively. Basic earnings per share were $0.64 and $1.21 for the three and six months ended June 30, 2013, respectively, and $0.60 and $1.18 for the three and six months ended June 30, 2012, respectively. Diluted earnings per share were $0.64 and $1.21 for the three and six months ended June 30, 2013, respectively, and $0.60 and $1.17 for the three and six months ended June 30, 2012, respectively. We declared and distributed total dividends of $0.28 and $0.56 per share during the three and six months ended June 30, 2013 and 2012, respectively.  On July 18, 2013, we declared a dividend of $0.28 per share, which will be paid on August 15, 2013, to shareholders of record as of August 1, 2013.  Total assets were $1.62 billion at June 30, 2013.  Total shareholders’ equity was $115.02 million at June  30, 2013.

Our return on average equity was 13.61% and  12.96% for the three and six months ended June  30, 2013, respectively, compared to 13.31% and 13.23% for the three and six months ended June 30, 2012, respectively. Our return on average assets was 0.96% and 0.91% for the three and six months ended June 30, 2013, respectively, compared to 0.91% and 0.90% for the three and six months ended June 30, 2012, respectively. Our capital ratios remain strong, with a Tier 1 leverage ratio of 8.36%, a total risk-based capital ratio of 16.42% and a tangible capital ratio of 7.10%.

➢

Net interest income - Our taxable equivalent net interest income was $12.80 million and $25.53 million for the three and six months ended June 30, 2013, respectively, compared to $12.85 million and $25.82 million for the same periods in 2012.  Our taxable equivalent net interest margin decreased by 10 basis points to 3.17% and 13 basis points to 3.18% for the three and six months of 2013 from 3.27% and 3.31% for the same periods in 2012.

➢

Provision for Credit Losses – The provision for credit losses was $150 thousand and $400 thousand for the three and six months ended June 30, 2013, respectively, compared to $200 thousand and $450 thousand for the same periods in 2012. Asset quality remained strong through the second quarter of 2013, allowing us to reduce the provision for the quarter.

➢

Loans - We also achieved a new record high in our loan portfolio for the fourth quarter in a row. Ending loan balances at June 30, 2013 were $1.10 billion, an increase of $2.30 million from previous record balance at March 31, 2013 and an increase of $21.09 million from December 31, 2012.

➢	Investments - Our investment portfolio totaled $428.39 million at June 30, 2013, a decrease of $80.70 million from the December 31, 2012 ending balance of $509.09 million.
➢	Deposits – Deposit balances at June 30, 2013 were $1.31 billion, an increase of $41.44 million from December 31, 2012 balances of $1.27 billion.
➢

Shareholders’ equity - Shareholder’s equity ended the quarter at $115.02 million, and our book value per share was $18.24 at June 30, 2013.  Shareholders’ equity was negatively impacted during the first six months of 2013 by a decrease in the mark-to-market value of our investment portfolio, which decreased from a tax effected unrealized gain of $6.03 million for December 31, 2012 to a tax effected unrealized loss of $2.10 million for June 30, 2013.  The increase in interest rates during 2013 has negatively impacted the fair value of our largely fixed rate investment portfolio.

Net Interest Income

As shown on the  tables on pages 32 and 33,  our taxable equivalent net interest income was $12.80 million and $25.53 million for the three and six months ended June 30, 2013, respectively, compared to $12.85 million and $25.82 million for the same periods in 2012. Our taxable equivalent net interest margin for the three and six months ended June 30, 2013 was 3.17% and 3.18%, respectively, compared to 3.27% and 3.31% for the same periods in 2012.  After decreasing by 17 basis points over the course of 2012, the margin for the second quarter of 2013 was three basis points lower than the fourth quarter of 2012 and was two basis points lower than the first quarter of this year. Our continued steady loan growth has led to a shift in the mix of our earning assets during 2013 which has helped to reduce margin compression. Asset yields decreased three basis points on a linked quarter basis and are down six basis points from the fourth quarter of 2012.  Most of that compression is in our loan yields, which decreased seven basis points for the linked quarter and 18 basis points compared to the fourth quarter of last year.  Our average cost of interest bearing liabilities was flat for the linked quarter and down three basis points from the fourth quarter of 2012.  The largest contributor to the reduction in funding costs from the fourth quarter of 2012 to the second quarter of 2013 was due to the expiration, on December 14, 2012, of an interest rate swap on $10 million of our $20 million in trust preferred securities (“TRUPs”).  The expiration of the swap reduced our interest rate from a fixed rate of 6.50%, to a floating rate of three month LIBOR plus 1.95%. Interest expense on the entire $20 million TRUPs was reduced to $193 thousand for the second quarter of 2013 compared to $276 thousand for the fourth quarter of 2012.

The following tables present an analysis of net interest income and illustrates interest income earned and interest expense charged for each major component of interest earning assets and interest bearing liabilities. Yields/rates are computed on a fully taxable-equivalent basis, using a 35% rate.  Nonaccrual loans are included in the average loan balance outstanding.

	Three Months Ended
	June 30, 2013			June 30, 2012
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
(In thousands, fully taxable equivalent)	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS:
Loans, including fees on loans	$ 1,122,201	$ 11,529	4.12%	$ 1,056,735	$ 11,769	4.48%
Investments	474,405	2,563	2.17%	506,005	2,983	2.37%
Interest-earning deposits with banks and other short-term investments	23,371	13	0.22%	17,461	10	0.23%
Total interest earning assets	1,619,977	$ 14,105	3.49%	1,580,201	$ 14,762	3.76%
Allowance for loan losses	(11,842)			(11,135)
Cash and due from banks	25,533			24,968
Bank premises and equipment, net	16,425			14,328
Other assets	31,654			33,708
Total assets	$ 1,681,747			$ 1,642,070

LIABILITIES AND SHAREHOLDERS' EQUITY:
Interest-bearing deposits:
Savings, interest bearing checking and money market accounts	$ 711,895	$ 175	0.10%	$ 662,713	$ 201	0.12%
Time deposits	324,157	553	0.68%	350,075	727	0.84%
Total interest bearing deposits	1,036,052	728	0.28%	1,012,788	928	0.37%
Short-term borrowings	28,565	20	0.28%	35,773	23	0.26%
Securities sold under agreements to repurchase, short-term	228,726	357	0.63%	225,797	514	0.91%
Other long-term debt	2,450	12	2.04%	20,771	142	2.74%
Junior subordinated debentures issued to unconsolidated subsidiary trust	20,619	193	3.81%	20,619	300	5.94%
Total borrowed funds	280,360	582	0.83%	302,960	979	1.30%
Total interest bearing liabilities	1,316,412	$ 1,310	0.40%	1,315,748	$ 1,907	0.58%
Noninterest bearing deposits	239,601			205,072
Other liabilities	7,465			9,015
Shareholders' equity	118,269			112,235
Total liabilities and shareholders' equity	$ 1,681,747			$ 1,642,070

Net interest earning assets	$ 303,565			$ 264,453

Net interest income (fully taxable equivalent)		$ 12,795			$ 12,855
Tax equivalent adjustment		(485)			(516)
Net interest income		$ 12,310			$ 12,339

Net interest rate spread			3.09%			3.17%

Net interest margin			3.17%			3.27%

	Six Months Ended
	June 30, 2013			June 30, 2012
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
(In thousands, fully taxable equivalent)	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS:
Loans, including fees on loans	$ 1,104,344	$ 22,761	4.16%	$ 1,045,507	$ 23,627	4.54%
Investments	493,020	5,348	2.19%	505,458	6,063	2.41%
Interest-earning deposits with banks and other short-term investments	21,044	25	0.24%	19,573	20	0.20%
Total interest earning assets	1,618,408	$ 28,134	3.51%	1,570,538	$ 29,710	3.80%
Allowance for loan losses	(11,766)			(10,936)
Cash and due from banks	25,377			23,150
Bank premises and equipment, net	16,356			14,346
Other assets	33,065			33,429
Total assets	$ 1,681,440			$ 1,630,527

LIABILITIES AND SHAREHOLDERS' EQUITY:
Interest-bearing deposits:
Savings, interest bearing checking and money market accounts	$ 704,071	$ 342	0.10%	$ 651,825	$ 427	0.13%
Time deposits	329,237	1,132	0.69%	348,934	1,461	0.84%
Total interest bearing deposits	1,033,308	1,474	0.29%	1,000,759	1,888	0.38%
Short-term borrowings	21,260	30	0.28%	29,238	38	0.26%
Securities sold under agreements to repurchase, short-term	246,705	704	0.58%	237,403	1,075	0.91%
Other long-term debt	2,460	25	2.03%	21,660	294	2.72%
Junior subordinated debentures issued to unconsolidated subsidiary trust	20,619	376	3.79%	20,619	595	5.89%
Total borrowed funds	291,044	1,135	0.79%	308,920	2,002	1.30%
Total interest bearing liabilities	1,324,352	$ 2,609	0.40%	1,309,679	$ 3,890	0.60%
Noninterest bearing deposits	231,468			200,248
Other liabilities	7,851			9,537
Shareholders' equity	117,769			111,063
Total liabilities and shareholders' equity	$ 1,681,440			$ 1,630,527

Net interest earning assets	$ 294,056			$ 260,859

Net interest income (fully taxable equivalent)		$ 25,525			$ 25,820
Tax equivalent adjustment		(967)			(1,045)
Net interest income		$ 24,558			$ 24,775

Net interest rate spread			3.11%			3.21%

Net interest margin			3.18%			3.31%

The following tables present the extent to which changes in interest rates and changes in the volume of earning assets and interest bearing liabilities have affected interest income and interest expense during the periods indicated. Information is presented in each category with respect to: (i) changes attributable to changes in volume (changes in volume multiplied by prior rate), (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume) and (iii) changes in volume/rate (change in volume multiplied by change in rate).

Analysis of Changes in Fully Taxable Equivalent Net Interest Income

	Three Months Ended
	June 30,		Increase	Due to
(In thousands)	2013	2012	(Decrease)	Volume	Rate
Fully taxable equivalent interest income:
Loans	$ 11,529	$ 11,769	$ (240)	$ 720	$ (960)
Investments	2,563	2,983	(420)	(177)	(243)
Interest earning deposits with banks and other short-term investments	13	10	3	3	(0)
Total interest income	14,105	14,762	(657)	546	(1,203)
Less interest expense:
Savings, interest bearing checking and money market accounts	175	201	(26)	13	(39)
Time deposits	553	727	(174)	(50)	(124)
FHLB and other short-term borrowings	20	23	(3)	(5)	2
Securities sold under agreements to repurchase, short-term	357	514	(157)	7	(164)
Other long-term debt	12	142	(130)	(101)	(29)
Junior subordinated debentures issued to unconsolidated subsidiary trust	193	300	(107)	-	(107)
Total interest expense	1,310	1,907	(597)	(136)	(461)
Net interest income	$ 12,795	$ 12,855	$ (60)	$ 682	$ (742)

	Six Months Ended
	June 30,		Increase	Due to
(In thousands)	2013	2012	(Decrease)	Volume	Rate
Fully taxable equivalent interest income:
Loans	$ 22,761	$ 23,627	$ (866)	$ 1,244	$ (2,110)
Investments	5,348	6,063	(715)	(147)	(568)
Interest earning deposits with banks and other short-term investments	25	20	5	1	4
Total interest income	28,134	29,710	(1,576)	1,098	(2,674)
Less interest expense:
Savings, interest bearing checking and money market accounts	342	427	(85)	30	(115)
Time deposits	1,132	1,461	(329)	(80)	(249)
FHLB and other short-term borrowings	30	38	(8)	(11)	3
Securities sold under agreements to repurchase, short-term	704	1,075	(371)	40	(411)
Other long-term debt	25	294	(269)	(209)	(60)
Junior subordinated debentures issued to unconsolidated subsidiary trust	376	595	(219)	-	(219)
Total interest expense	2,609	3,890	(1,281)	(230)	(1,051)
Net interest income	$ 25,525	$ 25,820	$ (295)	$ 1,328	$ (1,623)

Provision for Credit Losses

The allowance for loan losses at June 30, 2013 was $11.89 million, or 1.08% of total loans and 743% of non-performing loans compared to the December 31, 2012 balance of $11.56 million, or 1.07% of total loans and 397% of non-performing loans. We recorded a $150 thousand and $400 thousand provision for credit losses during the three and six months ended June 30, 2013, respectively, compared to $200 thousand and $450 thousand for the three and six months ended June 30, 2012. Credit quality improved further during the quarter.  Our nonperforming loans were 0.14% of total loans at June 30, 2013, compared to 0.27% of total loans at December 31, 2012 and our nonperforming assets were 0.11% of total assets at June 30, 2013, compared to 0.17% at December 31, 2012.  Our continued loan growth was the primary factor for the provision to date in 2013.  Net charge-offs during 2013 have been negligible. Performing loans past due 30-89 days were 0.02% of total loans at June 30, 2013, compared to zero at December 31, 2012.  Accruing substandard loans increased to 2.17% of total loans at June 30, 2013, compared to 1.60% at December 31, 2012.  Our other real estate owned (“OREO”) balance was $140 thousand at June 30, 2013 and was zero at December 31, 2012.  All of these factors are taken into consideration during Management’s quarterly review of the Allowance. For a more detailed discussion of our Allowance and nonperforming assets, see “Credit Quality and Allowance for Credit Losses” beginning on page 37.

NONINTEREST INCOME AND EXPENSES

Noninterest income

Total noninterest income decreased $709 thousand to $2.77 million for the second quarter of 2013 compared to 2012 and decreased $752 thousand for the first half of 2013 compared to the first half of 2012. Excluding net gains on investment securities and a gain on an asset sale during 2012, total noninterest income increased $10 thousand for the second quarter of 2013 compared to the second quarter of 2012, and increased $43 thousand for the first six months of 2013 compared to the first six months of 2012.  Trust division income increased $88 thousand and $189 thousand for the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012. Deposit service charges and cash management fees increased by $91 thousand and $173 thousand for the second quarter and first six months of 2013, respectively, compared to the same periods in 2012.  This increase was offset almost entirely by a reduction in overdraft fees, resulting in a very small increase in total deposit service charges.

Noninterest expense

Total noninterest expense decreased $1.11 million to $9.85 million for the second quarter of 2013 compared to the same period in 2012 and decreased $1.52 million to $19.87 million for the first six months of 2013 compared to the same periods in 2012.  Excluding a $686 thousand prepayment penalty incurred during the second quarter of 2012, noninterest expense decreased $423 thousand and $836 thousand for the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012. Compensation and benefits decreased $249 thousand and $642 thousand for the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012. Salary expense was almost flat year over year; annual salary increases were offset by increased vacancies and a lower incentive accrual.  Expenses associated with our employee health insurance plan decreased by $275 thousand and $441 thousand for the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012.  Our claims experience in our self-funded health insurance plan during 2013 has improved over 2012 allowing us to accrue less each month than in 2012, and to reverse $225 thousand of our accrual during the second quarter. Additionally, the overfunded status of our pension plan is producing income for us in 2013 instead of expense.  Pension income was $76 thousand year to date compared to an expense of $126 thousand for the first half of last year. The timing of investments in low income housing partnerships and their associated tax credits led to a reduction in equity in losses of real estate limited partnerships to $270 thousand and $540 thousand for the three and six months ended June 30, 2013, respectively, compared to $409 thousand and $819 thousand for the same periods in 2012.

Income Taxes

Our income tax provision was less than the expense that would result from applying the federal statutory rate of 35% to income before income taxes for a number of reasons. Our effective tax rate for 2013 was negatively impacted by the timing of investments in low income housing partnerships discussed above, which produced a lower level of tax credits for us in 2013 compared to 2012.  Our effective tax rate was positively impacted by the donation of our branch building in North Bennington, Vermont to a non-profit organization during the second quarter of 2013.  This donation provided a $98 thousand benefit to tax expense for the second quarter of 2013. The combination of these factors, along with higher pre-tax income, produced an increase in our effective tax rate to 21% for the first half of 2013 from 19% for the first half of 2012.

BALANCE SHEET ANALYSIS

Loans

Quarterly average loans for the second quarter were $1.12 billion, an increase of $48 million over average balances for the fourth quarter of 2012; this represents an average annualized growth rate of 9.0%.  Ending loan balances at June 30, 2013 were impacted by seasonal fluctuations in municipal cash flows, causing municipal loan balances at June 30, 2013 to be $40 million lower than at March 31, 2013; as of July 9, 2013 municipal loan balances had increased to $85 million.

The composition of our loan portfolio is shown in the following table as of the dates indicated:

(In thousands)	June 30, 2013	March 31, 2013	December 31, 2012
Commercial, financial & agricultural	$ 169,215	$ 168,500	$ 165,023
Municipal	45,319	85,211	84,689
Real estate – residential	520,393	504,226	489,951
Real estate – commercial	331,064	324,208	327,622
Real estate – construction	31,813	14,115	10,561
Installment	5,667	5,192	4,701
All other loans	544	261	376
	$ 1,104,015	$ 1,101,713	$ 1,082,923

Growth in our commercial loan portfolio has been driven by new customer acquisition and expansion of existing relationships.  Growth in our residential real estate portfolio continues to be driven by increased mortgage refinance volume due to the low interest rate environment.

Investments

The investment portfolio is used to generate interest income, manage liquidity and mitigate interest rate sensitivity. The average investment portfolio for the second quarter of 2013 was $466.91 million, a reduction of $43.65 million from average balances for the fourth quarter of 2012.  The ending balance in the investment portfolio was $428.39 million at June 30, 2013, compared to $508.36 million at March 31, 2013 and $509.09 million at December 31, 2012.  We executed two bond sales during the quarter.  We sold our non-agency CMOs with a total par value of $4.34 million for a small gain.  We also sold longer-dated callable agency bonds with a par value of $46.51 million during the quarter for a small loss.  These trades reduced price volatility, and increased liquidity which helped fund loan demand.

The composition of our investment portfolio as of June 30, 2013, including both held-to-maturity and available-for-sale securities, consisted of the following:

(In thousands)	Amortized Cost	Fair Value
Available for Sale:
U.S. Treasury Obligations	$ 100	$ 100
U.S. Agency Obligations	25,763	24,410
U.S. Government Sponsored Enterprises (“U.S. GSEs”)	12,472	11,912
FHLB Obligations	7,510	7,186
Residential Real Estate Mortgage-backed Securities (“Agency MBSs”)	120,425	122,486
Agency Commercial Mortgage Backed Securities ("Agency CMBSs")	18,652	18,043
Agency Collateralized Mortgage Obligations (“Agency CMOs”)	209,093	206,747
Collateralized Loan Obligations ("CLOs")	36,894	36,786
Asset Backed Securities (“ABSs”)	357	398
Total available for sale	431,266	428,068
Held to maturity:
Agency MBSs	325	354
Total held to maturity	325	354
Total Securities	$ 431,591	$ 428,422

Agency MBSs and Agency CMOs consist of pools of residential mortgages which are guaranteed by the FNMA, FHLMC, or Government National Mortgage Association (“GNMA”) with various origination dates and maturities.  Agency CMBSs consist of bonds backed by commercial real estate which are guaranteed by FNMA. CLOs are floating rate securities that consist of pools of commercial loans structured to provide very strong over collateralization and subordination.  All of our CLOs are the senior AAA tranche and are the first bond to get paid down.

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

During July 2013, we transferred securities with an amortized cost of $139.60 million from available-for-sale to held-to-maturity.  The fair value and carrying value at the date of transfer was $134.84 million.  The net after tax loss of $3.10 million has been recorded in accumulated other comprehensive income (loss) and will be amortized over the estimated lives of the securities.  We transferred a combination of Agency CMOs with a carrying value of $95.53 million, Agency MBS with a carrying value of $9.22 million, callable FHLB and U.S. GSE obligations with a carrying value of $14.08 million and  US Agency Obligations with a carrying value of $16.01 million with coupons ranging from 1.73% to 3.0%.  All of the bonds were estimated to have more than 5% value deterioration if rates were to move up 100 basis points.

As a member of the Federal Home Loan Bank system, we are required to invest in stock of the FHLBB in an amount determined based on our borrowings from the FHLBB.  At June 30, 2013, our investment in FHLBB stock totaled $7.50 million.  Dividend income on FHLBB stock of $8 thousand and $13 thousand was recorded during the three and six months ended June 30, 2013, respectively, compared to $8 thousand and $25 thousand during the three and six months ended June 30, 2012, respectively. The FHLBB continues to be classified as “adequately capitalized” by its primary regulator. Based on current available information, we have concluded that our investment in FHLBB stock is not impaired.  We will continue to monitor our investment in FHLBB stock.

Deposits

Total deposits at June 30, 2013 were $1.31 billion compared to $1.27 billion at December 31, 2012, a $41.44 million, or annualized 6.5%, increase. Growth during 2013 has been concentrated in our transaction account categories, with continued reductions in time deposit balances. Securities sold under agreement to repurchase, which represent collateralized customer accounts, declined to $141.06 million at June 30, 2013 from $287.52 million at December 31, 2012 as a result of seasonal municipal cash flows combined with migration to other deposit products. Short-term wholesale borrowings increased to $21.00 million at June 30, 2013 from zero at December 31, 2012.

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

The following table summarizes our nonperforming loans (“NPL”) and nonperforming assets (“NPA”) as of the dates indicated:

(In thousands)	June 30, 2013	March 31, 2013	December 31, 2012	June 30, 2012
Nonaccrual loans	$ 1,116	$ 2,876	$ 2,355	$ 2,559
Loans past due 90 days or more and still accruing	75	0	0	0
Troubled debt restructurings (“TDR”)	409	539	557	571
Total nonperforming loans	1,600	3,415	2,912	3,130
OREO	140	0	0	386
Total nonperforming assets	$ 1,740	$ 3,415	$ 2,912	$ 3,516

Non-performing loans at June 30, 2013 were $1.60 million.  The decrease compared to March 31, 2013 was primarily due to the payoff of two residential mortgages, one home equity loan and one commercial loan. Of the $1.60 million in nonperforming loans in the table above, $560 thousand are commercial and commercial real estate loans, $9 thousand are consumer loans, and $1.03 million are residential mortgages and home equity loans.

TDRs represent balances where the existing loan was modified involving a concession in rate, term or payment amount due to the distressed financial condition of the borrower. There were nine TDRs at June 30, 2013, all of which demonstrated cash flow insufficient to service their debt, as well as an inability to obtain funds at market rates from other sources. At June 30, 2013, one restructured loan totaling $29 thousand that was restructured in a prior year, was in default with foreclosure proceedings in process. The other loans were performing in accordance with their modified agreements. At June 30, 2013, four of the loans totaling $171 thousand were accruing and five of the loans totaling $238 thousand were in nonaccrual.

Excluded from the nonperforming balances discussed above are our loans that are 30 to 89 days past due, which are not necessarily considered classified or impaired.  Loans 30 to 89 days past due as a percentage of total loans as of the periods indicated are presented in the following table:

Period Ended	30-89 Days
June 30, 2013	0.02%
March 31, 2013	0.09%
December 31, 2012	0.00%
June 30, 2012	0.00%

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

A loan remains in nonaccruing status until the factors which suggest doubtful collectability no longer exist, the loan is liquidated, or when the loan is determined to be uncollectible, and is charged off against the allowance for loan losses.  In those cases where a nonaccruing loan is secured by real estate, we can, and may, initiate foreclosure proceedings.  The result of such action will either be to cause repayment of the loan with the proceeds of a foreclosure sale or to give us possession of the collateral in order to manage a future resale of the real estate.  Foreclosed property is recorded at the lower of its cost or estimated fair value, less any estimated costs to sell and is actively marketed.  Any cost in excess of the estimated fair value on the transfer date is charged to the allowance for loan losses, while further declines in market values are recorded as OREO expense in the consolidated statement of income. Impaired loans, which primarily consist of non-accruing loans and TDRs, totaled $1.60 million and $3.02 million at June 30, 2013 and December 31, 2012, respectively.  At June 30, 2013, $673 thousand of impaired loans had specific reserve allocations totaling $189 thousand.

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

Substandard loans at June 30, 2013 totaled $25.01 million, of which $23.97 million continue to accrue interest.  Accruing substandard loans at June 30, 2013 reflect a $432 thousand decrease in balances since March 31, 2013 and a $6.62 million increase since December 31, 2012. At June 30, 2013, accruing substandard loans related to owner-occupied commercial real estate totaled $17.09 million, investor commercial real estate loans totaled $1.73 million, residential mortgage loans totaled $618 thousand, multifamily real estate loans totaled $1.33 million, and $3.21 million in substandard loans are outstanding to corporate borrowers in a variety of different industries. Eight borrowers in a variety of industries account for 78% of the total accruing substandard loans, and approximately $2.02 million of the total accruing substandard loans carry some form of government guarantee.

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

The following table reflects our loan loss experience and activity in the Allowance for Credit Losses for the periods indicated:

(In thousands)	Six Months Ended June 30, 2013	Three Months Ended March 31, 2013	Twelve Months Ended December 31, 2012	Six Months Ended June 30, 2012
Average loans outstanding at period end	$ 1,104,344	$ 1,086,289	$ 1,057,446	$ 1,045,507
Allowance beginning of year	12,312	12,312	11,353	11,353
Charge-offs:
Commercial, financial & agricultural	0	0	(9)	(9)
Real estate – residential	(103)	(7)	(20)	(20)
Real estate – commercial	(1)	(1)	(32)	0
Other	(48)	(20)	0	0
Total charge-offs	(152)	(28)	(61)	(29)
Recoveries:
Commercial, financial & agricultural	49	9	30	18
Real estate – residential	4	3	14	11
Real estate – commercial	40	40	1	1
Real estate – construction	1	1	25	13
Other	4	1	0	0
Total recoveries	98	54	70	43
Net recoveries (charge-offs)	(54)	26	9	14
Provision for credit losses	400	250	950	450
Allowance end of period	$ 12,658	$ 12,588	$ 12,312	$ 11,817
Components:
Allowance for loan losses	$ 11,890	$ 11,796	$ 11,562	$ 11,203
Reserve for undisbursed lines of credit	768	792	750	614
Allowance for credit losses	$ 12,658	$ 12,588	$ 12,312	$ 11,817

The following table reflects our nonperforming asset and coverage ratios as of the dates indicated:

	June 30, 2013	March 31, 2013	December 31, 2012	June 30, 2012
NPL to total loans	0.14%	0.31%	0.27%	0.31%
NPA to total assets	0.11%	0.20%	0.17%	0.22%
Allowance for loan losses to total loans	1.08%	1.07%	1.07%	1.09%
Allowance for loan losses to NPL	743%	345%	397%	358%

We will continue to take all appropriate measures to restore nonperforming assets to performing status or otherwise liquidate these assets in an orderly fashion so as to maximize their value. There can be no assurances that we will be able to complete the disposition of nonperforming assets without incurring further losses.

Loan Portfolio Monitoring

Our Board of Directors grants each loan officer the authority to originate loans on our behalf, subject to certain limitations. The Board of Directors also establishes restrictions regarding the types of loans that may be granted and the distribution of loan types within our portfolio, and sets loan authority limits for each lender. These authorized lending limits are reviewed at least annually and are based upon the lender's knowledge and experience. Loan requests that exceed a lender's authority require the signature of our credit division manager, senior loan officer, and/or our President. With the exception of certain municipal loans, all extensions of credit of $4.0 million or greater to any one borrower, or related party interest, are reviewed and approved by the Loan Committee of Merchants Bank’s Board of Directors. Short-term Revenue Anticipation and Tax Anticipation extensions of credit of $6.0 million or greater to a municipality are reviewed and approved by the Loan Committee of Merchants Bank’s Board of Directors.

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

As of June  30, 2013, we could borrow up to $45 million in overnight funds through unsecured borrowing lines established with correspondent banks.  We have established both overnight and longer term lines of credit with FHLBB.  FHLBB borrowings are secured by residential mortgage loans. The total amount of loans pledged to the FHLBB for both short and long-term borrowing arrangements totaled $367.29 million at June  30, 2013. We have additional borrowing capacity with the FHLBB of $230.73 million as of June  30, 2013.  We have also established a borrowing facility with the Board of Governors of the Federal Reserve (“FRB”) which will enable us to borrow at the discount window. Additionally, we have the ability to borrow through the use of repurchase agreements, collateralized by Agency MBSs and Agency CMOs, with certain approved counterparties. Our investment portfolio, which is managed by the ALCO, has a cost basis of $431.59 million at June 30, 2013, of which $250.75 million was pledged.  The portfolio is a reliable source of cash flow for us. We closely monitor our short term cash position.  Any excess funds are either left on deposit at the FRB, or are in a fully insured account with one of our correspondent banks.

The following table presents information regarding our short-term borrowings as of the dates indicated:

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
FHLBB and other short-term borrowings
Amount outstanding at end of period	$ 21,000	$ 21,000
Maximum during the period amount outstanding	72,500	72,500
Average amount outstanding	28,565	21,260
Weighted average-rate during the period	0.28%	0.28%
Weighted average rate at period end	0.31%	0.31%
Securities sold under agreement to repurchase, short-term
Amount outstanding at end of period	$ 141,055	$ 141,055
Maximum during the period amount outstanding	258,725	287,520
Average amount outstanding	228,726	246,705
Weighted average-rate during the period	0.63%	0.58%
Weighted average rate at period end	0.20%	0.20%

Commitments and Off-Balance Sheet Risk

We are a party to financial instruments with off‑balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments primarily include commitments to extend credit and financial guarantees. Contingent obligations under standby letters of credit totaled approximately $5.02 million and $4.48 million at June 30, 2013 and December 31, 2012, respectively, and represent the maximum potential future payments we could be required to make. Typically, these instruments have terms of 12 months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. The fair value of our standby letters of credit at June 30, 2013 and 2012 was insignificant.

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

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of June 30, 2013, that Merchants met all capital adequacy requirements to which it is subject.

As of June 30, 2013, the most recent notification from the FDIC categorized Merchants Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that Management believes have changed Merchants Bank’s category. To be considered well capitalized under the regulatory framework for prompt corrective action, Merchants Bank must maintain minimum Tier 1 Leverage, Tier 1 Risk-Based, and Total Risk-Based Capital ratios. As of June 30, 2013 we exceeded all current applicable regulatory capital requirements. We continue to be considered well capitalized under current applicable regulations. Because we have no intangible assets, our tangible equity is the same as our book equity.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) required the federal banking agencies to establish minimum leverage and risk-based capital requirements for insured banks and their holding companies.  The federal banking agencies issued a joint final rule, or the “Final Capital Rule,” that implements the Basel III capital standards and establishes the minimum capital levels required under the Dodd-Frank Act.  We must comply with the Final Capital Rule by January 1, 2015.  The Final Capital Rule establishes a minimum common equity Tier I capital ratio of 6.5% of risk-weighted assets for a “well capitalized” institution and increases the minimum Tier I capital ratio for a “well capitalized” institution from 6% to 8%. Additionally, the Final Capital Rule requires an institution to maintain a 2.5% common equity Tier I capital conservation buffer over the 6.5% minimum risk-based capital requirement to avoid restrictions on the ability to pay dividends, discretionary bonuses, and engage in share repurchases.  The Final Capital Rule permanently grandfathers trust preferred securities issued before May 19, 2010, subject to a limit of 25% of Tier I capital.  As of June 30, 2013, our capital ratios exceed all Basel III minimums, including the capital conservation buffer.

The following table represents our actual capital ratios and capital adequacy requirements as of June 30, 2013.

					To Be Well-
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(In thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Merchants Bancshares, Inc.:
Tier 1 Leverage Capital	$140,651	8.36%	$67,270	4.00%	N/A	N/A
Tier 1 Risk-Based Capital	140,651	15.17%	37,086	4.00%	N/A	N/A
Total Risk-Based Capital	152,263	16.42%	74,172	8.00%	N/A	N/A
Tangible Capital	115,018	7.10%	N/A	N/A	N/A	N/A
Merchants Bank:
Tier 1 Leverage Capital	$136,045	8.07%	$67,461	4.00%	$84,326	5.00%
Tier 1 Risk-Based Capital	136,045	14.58%	37,325	4.00%	55,988	6.00%
Total Risk-Based Capital	147,721	15.83%	74,650	8.00%	93,313	10.00%
Tangible Capital	130,933	8.06%	N/A	N/A	N/A	N/A

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

The ALCO is responsible for ensuring that our Bank’s Board of Directors receives accurate information regarding our interest rate risk position at least quarterly. The ALCO uses an outside consultant to perform rate shocks of our balance sheet, and to perform a variety of other analyses. The ALCO consultant meets with the Board and Management-level ALCOs on a quarterly basis. During these meetings, the ALCO consultant reviews our current position and discusses future strategies, as well as reviewing the result of rate shocks of our balance sheet and a variety of other analyses. The consultant’s most recent review was as of June 30, 2013. The consultant ran a base simulation assuming no changes in rates as well as a 200 basis point rising and, because rates are quite low, a 100 basis point falling interest rate scenario which assumes a parallel and pro rata shift of the yield curve over a one-year period, and no growth assumptions.  Additionally, the consultant ran a 400 basis point rising simulation which assumed a parallel shift of the curve over 24 months, and a 500 basis point rising simulation which assumed the curve flattened over a 24 month time frame.   A summary of the results is as follows:

Current/Flat Rates: Net interest income levels are projected to trend downward throughout the simulation as the sustained low rate environment causes continued margin pressure as assets reprice and are replaced at lower rates than the existing portfolio, while funding costs are at or near their floors.

Falling Rates: If rates fall 100 basis points, our net interest income is projected to trend in line with the base case over the first year as we bring funding costs down to near zero.  Thereafter margins contract as asset yields continue to reprice lower while funding rates have reached their floors.

Rising Rates: Our interest rate risk profile is structurally asset sensitive due to the strong core funding base which supports a shorter-term asset portfolio. Higher rates are better for us under all scenarios as our low cost deposits are worth more to us when they can be invested at higher rates. In the up 200 basis points scenario, net interest income is projected to move up as asset yields reprice up more quickly than funding costs and asset cash flows are reinvested at higher rates. If rates remain at current low levels for another two years, the benefit of rising rates is muted because the starting point for asset yields will be lower.

We have established a target range for the change in net interest income in year one of zero to 7.5%. The net interest income simulation as of June 30, 2013 showed that the change in net interest income for the next 12 months from our expected or “most likely” forecast was as follows:

Rate Change	Percent Change in Net Interest Income
Up 200 basis points	2.8%
Down 100 basis points	0.2%

The change in net interest income in the second year of the simulation shows a much more pronounced downward trend in the flat and down 100 basis points scenarios, the projected change is (3.4)% and (6.9)%, respectively, while the up 200 basis points simulation produces an increase of 5.2%.  The degree to which this exposure materializes will depend, in part, on our ability to manage our balance sheet as interest rates rise or fall.

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

The model used to perform the base case balance sheet simulation assumes a parallel shift of the yield curve over twelve months and reprices every interest earning asset and interest bearing liability on our balance sheet. Prepayment assumptions for all residential mortgage products take into account prepayment assumptions most recently published by Applied Financial Technologies. Prepayment assumptions for commercial loan and commercial mortgage products are derived through an analysis of historical prepayment patterns combined with analysis of the current characteristics of the portfolio. Investment securities with call provisions are examined on an individual basis in each rate environment to estimate the likelihood of a call. The model uses product-specific assumptions for deposits which are subject to repricing based on current market conditions

The most significant ongoing factor affecting market risk exposure of net interest income during the quarter ended June 30, 2013 was the sustained low interest rate environment.  Net interest income exposure is also significantly affected by the shape and level of the U.S. Government securities and interest rate swap yield curves, and changes in the size and composition of the loan, investment and deposit portfolios.

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

Credit Risk

The Board of Directors reviews and approves our loan policy on an annual basis. Among other things, the loan policy establishes restrictions regarding the types of loans that may be granted, and the distribution of loan types within our portfolio. Our Board of Directors grants each loan officer the authority to originate loans on our behalf, subject to certain limitations. These authorized lending limits are reviewed at least annually and are based upon the lender’s knowledge and experience. Loan requests that exceed a lender’s authority require the signature of our Credit Division Manager, Senior Loan Officer, and/or President. With the exception of certain municipal loans, all extensions of credit of $4.0 million or greater to any one borrower, or related party interest, are reviewed and approved by the Loan Committee of Merchants Bank’s Board of Directors. Short-term Revenue Anticipation and Tax Anticipation extensions of credit of $6.0 million or greater to a municipality are reviewed and approved by the Loan Committee of Merchants Bank’s Board of Directors. Our loan portfolio is continuously monitored for performance, creditworthiness and strength of documentation through the use of a variety of management reports and the assistance of an external loan review firm.  Credit ratings are assigned to commercial loans and are routinely reviewed. Loan officers, under the supervision of the Senior Lender and Senior Credit Officer, take remedial actions to assure full and timely payment of loan balances when necessary.  Our policy is to discontinue the accrual of interest on loans when scheduled payments become contractually past due 90 or more days and the ultimate collectability of principal or interest become doubtful.  In certain instances the accrual of interest is discontinued prior to 90 days past due if Management determines that the borrower will not be able to continue making timely payments.

Item 4. Controls and Procedures

Our principal executive officer, principal financial officer, and other members of our senior management have evaluated our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, our principal executive officer and principal financial officer have concluded that the disclosure controls and procedures effectively ensure that information required to be disclosed in our filings and submissions with the SEC under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management (including the principal executive officer and principal financial officer), and is recorded, processed, summarized and reported within the time periods specified by the SEC. In addition, we have reviewed our internal control over financial reporting and there have been no changes in our internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

MERCHANTS BANCSHARES, INC.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

In addition to the risk factor below and other information set forth in this report, please read the factors discussed in Part I – Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the SEC on March 6, 2013, which could materially adversely affect our business, financial condition and operating results. These risks are not the only ones facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results.

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

We will become subject to more stringent capital requirements.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) required the federal banking agencies to establish minimum leverage and risk-based capital requirements for insured banks and their holding companies.  The federal banking agencies issued a joint final rule, or the “Final Capital Rule,” that implements the Basel III capital standards and establishes the minimum capital levels required under the Dodd-Frank Act.  We must comply with the Final Capital Rule by January 1, 2015.  The Final Capital Rule establishes a minimum common equity Tier I capital ratio of 6.5% of risk-weighted assets for a “well capitalized” institution and increases the minimum Tier I capital ratio for a “well capitalized” institution from 6% to 8%. Additionally, the Final Capital Rule requires an institution to maintain a 2.5% common equity Tier I capital conservation buffer over the 6.5% minimum risk-based capital requirement to avoid restrictions on the ability to pay dividends, discretionary bonuses, and engage in share repurchases.  The Final Capital Rule permanently grandfathers trust preferred securities issued before May 19, 2010, subject to a limit of 25% of Tier I capital.  The Final Capital Rule increases the required capital for certain categories of assets, including high volatility construction real estate loans and certain exposures related to securitizations; however, the Final Capital Rule retains the current capital treatment of residential mortgages.  Under the Final Capital Rule, we may make a one-time, permanent election to continue to exclude accumulated other comprehensive income from capital.  If we do not make this election, unrealized gains and losses will be included in the calculation of our regulatory capital. Implementation of these standards, or any other new regulations, may adversely affect our ability to pay dividends, or require us to reduce business levels or raise capital, including in ways that may adversely affect our results of operations or financial condition.

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

None.

Item 6. Exhibits

31.1* Certification of Chief Executive Officer Pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended

31.2* Certification of Chief Financial Officer Pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended

32.1** Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2** Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101** The following materials from Merchants Bancshares, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 formatted in XBRL: (i) Consolidated Balance Sheets at June 30, 2013 and December 31, 2012; (ii) Consolidated Statements of Income for the three and six months ended June 30, 2013 and 2012; (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2013 and 2012; (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012; and (v) Notes to Interim Unaudited Consolidated Financial Statements.

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

August 8, 2013

Date