Form 10-Q
period 2013-09-30
MERCHANTS BANCSHARES INC
filed 2013-11-07
CIK 726517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    [ X ] Yes     [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  [X] Yes[  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a nonaccelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [   ]Accelerated Filer [ X ]Nonaccelerated Filer [   ]  Smaller Reporting Company [  ]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).

[  ] Yes  [ X ] No

As of October 25, 2013, there were 6,313,319  shares of the registrant’s common stock, par value $0.01 per share, outstanding.

MERCHANTS BANCSHARES, INC. AND SUBSIDIARIES

FORM 10-Q

ITEM 1 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Merchants Bancshares, Inc.

Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
(In thousands except share and per share data)	2013	2012
ASSETS
Cash and due from banks	$35,634	$34,547
Interest earning deposits with banks and other short-term investments	21,648	42,681
Total cash and cash equivalents	57,282	77,228
Investments:
Securities available for sale, at fair value	269,676	508,681
Securities held to maturity (fair value of $134,118 and $454)	136,017	407
Total investments	405,693	509,088
Loans	1,165,501	1,082,923
Less: Allowance for loan losses	12,199	11,562
Net loans	1,153,302	1,071,361
Federal Home Loan Bank stock	7,496	8,145
Bank premises and equipment, net	16,457	16,077
Investment in real estate limited partnerships	4,748	5,423
Other assets	22,152	21,228
Total assets	$1,667,130	$1,708,550
LIABILITIES
Deposits:
Demand (noninterest bearing)	$267,608	$240,491
Savings, interest bearing checking and money market accounts	745,814	700,191
Time deposits $100 thousand and greater	121,912	123,371
Other time deposits	195,912	207,027
Total deposits	1,331,246	1,271,080
Short-term borrowings	8,200	0
Securities sold under agreements to repurchase	179,490	287,520
Other long-term debt	2,423	2,483
Junior subordinated debentures issued to unconsolidated subsidiary trust	20,619	20,619
Other liabilities	8,229	8,627
Total liabilities	1,550,207	1,590,329
Commitments and contingencies (Note 8)
SHAREHOLDERS' EQUITY
Preferred stock
Class A non-voting shares authorized - 200,000, none outstanding	0	0
Class B voting shares authorized - 1,500,000, none outstanding	0	0
Common stock, $.01 par value	67	67
Authorized: 10,000,000 shares; Issued: 6,651,760 at September 30, 2013 and December 31, 2012
Outstanding: 6,311,332 at September 30, 2013 and 6,282,385 at December 31, 2012
Capital in excess of par value	36,908	36,742
Retained earnings	93,602	87,580
Treasury stock, at cost: 340,428 shares at September 30, 2013 and 369,375 shares at December 31, 2012	(14,081)	(14,786)
Deferred compensation arrangements: 314,953 shares at September 30, 2013 and 324,515 shares at December 31, 2012	6,329	6,403
Accumulated other comprehensive (loss) income	(5,902)	2,215
Total shareholders' equity	116,923	118,221
Total liabilities and shareholders' equity	$1,667,130	$1,708,550

See accompanying notes to unaudited consolidated financial statements

Merchants Bancshares, Inc.

Consolidated Statements of Income

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands except per share data)	2013	2012	2013	2012
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$11,070	$11,278	$32,864	$33,860
Investment income:
Interest and dividends on investment securities	2,301	2,942	7,649	9,005
Interest on interest earning deposits with banks and other short-term investments	13	9	38	29
Total interest and dividend income	13,384	14,229	40,551	42,894
INTEREST EXPENSE
Savings, interest bearing checking and money market accounts	416	176	758	603
Time deposits $100 thousand and greater	193	271	605	852
Other time deposits	339	413	1,059	1,293
Securities sold under agreement to repurchase and other short-term debt	83	341	817	1,454
Long-term debt	201	364	602	1,253
Total interest expense	1,232	1,565	3,841	5,455
Net interest income	12,152	12,664	36,710	37,439
Provision for credit losses	400	250	800	700
Net interest income after provision for credit losses	11,752	12,414	35,910	36,739
NONINTEREST INCOME
Net gains (losses) on investment securities	1	(26)	(12)	422
Trust division income	759	670	2,278	2,000
Service charges on deposits	995	1,033	2,972	3,001
Net debit card income	720	686	2,114	2,102
Gain on sale of other assets	0	749	0	1,083
Other	311	352	846	1,020
Total noninterest income	2,786	3,464	8,198	9,628
NONINTEREST EXPENSE
Compensation and benefits	4,754	4,809	14,059	14,756
Occupancy expense	1,021	946	3,085	2,843
Equipment expense	889	891	2,768	2,684
Legal and professional fees	695	677	2,001	1,954
Marketing	393	360	1,158	1,264
Equity in losses of real estate limited partnerships	271	370	811	1,189
State franchise taxes	363	321	1,082	965
FDIC insurance	215	217	655	644
Prepayment penalty on long-term debt	0	677	0	1,363
Other Real Estate Owned ("OREO") expenses	17	65	84	129
Other	1,282	1,381	4,063	4,311
Total noninterest expense	9,900	10,714	29,766	32,102
Income before provision for income taxes	4,638	5,164	14,342	14,265
Provision for income taxes	964	1,159	3,034	2,911
NET INCOME	$3,674	$4,005	$11,308	$11,354

Basic earnings per common share	$0.58	$0.64	$1.80	$1.82
Diluted earnings per common share	$0.58	$0.64	$1.79	$1.81

See accompanying notes to consolidated financial statements

Merchants Bancshares, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2013	2012	2013	2012
Net income	$3,674	$4,005	$11,308	$11,354
Other comprehensive (loss) income, net of tax:
Change in net unrealized (loss) gain on securities available for sale, net of taxes of $1,453, $564, $(2,929) and $682	2,698	1,047	(5,440)	1,266
Unrealized holding losses arising during the period for securities transferred from available for sale to held to maturity, net of taxes of $(1,701), $0, $(1,701) and $0	(3,159)	0	(3,159)	0
Accretion of unrealized holding losses of securities transferred from available for sale to held to maturity, net of taxes of $70, $0, $70 and $0	129	0	129	0
Reclassification adjustments for net securities losses (gains) included in net income, net of taxes of $0, $9, $4 and $(148)	0	17	8	(274)
Change in net unrealized loss on interest rate swaps, net of taxes of $3, $19, $93 and $63	6	35	172	117
Pension liability adjustment, net of taxes of $30, $29, $93 and $86	57	53	173	159
Other comprehensive (loss) income	(269)	1,152	(8,117)	1,268
Comprehensive (loss) income	$3,405	$5,157	$3,191	$12,622

See accompanying notes to consolidated financial statements

Merchants Bancshares, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,308	$11,354
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	800	700
Depreciation and amortization	1,526	1,464
Amortization of investment security premiums and accretion of discounts, net	974	1,794
Stock based compensation	141	127
Net losses (gains) on sales of investment securities	12	(422)
Net gains on sale of premises, equipment and other assets	82	(1,083)
Gains on sale of other real estate owned	0	(7)
Equity in losses of real estate limited partnerships, net	811	1,189
Changes in assets and liabilities:
Net change in interest receivable	819	545
Net change in other assets	2,872	(870)
Net change in interest payable	(18)	2,345
Net change in other liabilities	(156)	(12,440)
Net cash provided by operating activities	19,171	4,696
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investment securities available for sale	53,215	64,336
Proceeds from maturities of investment securities available for sale	87,877	146,762
Proceeds from maturities of investment securities held to maturity	4,073	115
Proceeds from redemption of Federal Home Loan Bank stock	649	485
Purchases of investment securities available for sale	(55,774)	(225,450)
Loan originations in excess of principal payments	(85,240)	(45,366)
Proceeds from sales of loans, net	2,378	0
Proceeds from sale of other assets	0	334
Proceeds from sale of premises and equipment	64	788
Proceeds from sales of other real estate owned	140	505
Real estate limited partnership investments	(102)	(1,299)
Purchases of bank premises and equipment	(2,052)	(2,522)
Net cash provided by (used in) investing activities	5,228	(61,312)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	60,166	75,083
Net increase in short-term borrowings	8,200	55,600
Net decrease in securities sold under agreement to repurchase, short-term	(108,030)	(34,531)
Principal payments on long-term debt	(60)	(20,059)
Cash dividends paid	(4,827)	(4,730)
Sale of treasury stock	12	15
Increase in deferred compensation arrangements	186	160
Proceeds from exercise of stock options, net of withholding taxes	0	278
Tax benefit from exercise of stock options	8	20
Net cash (used in) provided by financing activities	(44,345)	71,836
(Decrease) increase in cash and cash equivalents	(19,946)	15,220
Cash and cash equivalents beginning of period	77,228	37,812
Cash and cash equivalents end of period	$57,282	$53,032

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Total interest payments	$3,859	$3,110
Total income tax payments	0	4,350
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Distribution of stock under deferred compensation arrangements	$450	$391
Distribution of treasury stock in lieu of cash dividend under dividend reinvestment plan	460	518
Non-cash exercise of stock options	181	129
Transfer of loans to other real estate owned	163	140
Transfer of securities from available for sale to held to maturity	144,428	0
Decrease in payable for investments purchased	0	(9,461)

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

NOTE 1: FINANCIAL STATEMENT PRESENTATION

Principles of Consolidation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. All adjustments necessary for a fair presentation of our interim consolidated financial statements as of September  30, 2013 and December 31, 2012 and for the three and nine months ended September  30, 2013 and 2012 have been included. The information was prepared from our unaudited financial statements and the unaudited financial statements of our subsidiaries, Merchants Bank and MBVT Statutory Trust I.  Amounts reported for prior periods are reclassified, where necessary, to be consistent with the current period presentation.

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

NOTE 3: INVESTMENT SECURITIES

Investments in securities are classified as available for sale or held to maturity as of September 30, 2013 and December 31, 2012. The amortized cost and fair values of the securities classified as available for sale and held to maturity as of September 30, 2013 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available for Sale:
U.S. Treasury Obligations	$100	$0	$0	$100
U.S. Agency Obligations	8,463	0	609	7,854
Residential Real Estate Mortgage-backed Securities ("Agency MBSs")	102,822	3,350	930	105,242
Agency Commercial Mortgage Backed Securities ("Agency CMBSs")	18,533	0	534	17,999
Agency Collateralized Mortgage Obligations ("CMOs")	98,570	593	812	98,351
Collateralized Loan Obligations ("CLOs")	39,877	0	143	39,734
Asset Backed Securities ("ABSs")	357	39	0	396
Total Available for Sale	$268,722	$3,982	$3,028	$269,676
Held to Maturity:
U.S. Agency Obligations	$15,826	$0	$268	$15,558
U.S. Government Sponsored Enterprises ("U.S. GSEs")	9,428	0	575	8,853
Federal Home Loan Bank ("FHLB") Obligations	4,675	0	46	4,629
Agency CMOs	96,852	12	988	95,876
Agency MBSs	9,236	27	61	9,202
Total Held to Maturity	$136,017	$39	$1,938	$134,118

The amortized cost and fair values of the securities classified as available for sale and held to maturity as of December 31, 2012 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available for Sale:
U.S. Treasury Obligations	$100	$0	$0	$100
U.S. Agency Obligations	10,956	0	59	10,897
U.S. GSEs	58,731	723	88	59,366
FHLB Obligations	24,546	39	0	24,585
Agency MBSs	142,441	6,326	0	148,767
Agency CMBSs	5,087	0	58	5,029
Agency CMOs	227,815	2,922	338	230,399
Non-agency CMOs	4,589	6	2	4,593
CLOs	24,748	0	221	24,527
ABSs	357	61	0	418
Total Available for Sale	$499,370	$10,077	$766	$508,681
Held to Maturity:
Agency MBSs	$407	$47	$0	$454
Total Held to Maturity	$407	$47	$0	$454

The contractual final maturity distribution of the debt securities classified as available for sale and held to maturity as of September 30, 2013, are as follows:

		After One	After Five
	Within	But Within	But Within	After Ten
(In thousands)	One Year	Five Years	Ten Years	Years	Total
Available for Sale (at fair value):
U.S. Treasury Obligations	$100	$0	$0	$0	$100
U.S. Agency Obligations	0	0	0	7,854	7,854
Agency MBSs	201	4,553	16,619	83,869	105,242
Agency CMBSs	0	0	13,453	4,546	17,999
Agency CMOs	0	0	3,317	95,034	98,351
CLOs	0	0	29,766	9,968	39,734
ABSs	0	0	0	396	396
Total Available for Sale	$301	$4,553	$63,155	$201,667	$269,676
Held to Maturity (at amortized cost):
U.S. Agency Obligations	$0	$0	$0	$15,826	$15,826
U.S. GSEs	0	0	9,428	0	9,428
FHLB Obligations	0	0	4,675	0	4,675
Agency CMOs	0	0	0	96,852	96,852
Agency MBSs	12	27	0	9,197	9,236
Total Held to Maturity	$12	$27	$14,103	$121,875	$136,017

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

Actual maturities will differ from contractual maturities because borrowers may have rights to call or prepay obligations. Maturities of Agency MBSs and Agency CMOs in the tables above are based on final contractual maturities.

The following table presents the proceeds, gross gains and gross losses on available for sale securities for the three and nine months ended September 30, 2013 and 2012.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2013	2012	2013	2012
Proceeds	$2,001	$22,672	$53,215	$64,336
Gross gains	1	36	548	530
Gross losses	0	(62)	(560)	(108)
Net gains (losses)	$1	$(26)	$(12)	$422

Securities with a carrying amount of $264.35 million and $349.52 million at September 30, 2013 and December 31, 2012, respectively, were pledged to secure U.S. Treasury borrowings, public deposits, securities sold under agreements to repurchase, and for other purposes required by law.

Gross unrealized losses on investment securities available for sale and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position, at September 30, 2013, were as follows:

	Less Than 12 Months		12 Months or More		Total
(In thousands)	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
U.S. Agency Obligations	$7,854	$609	$0	$0	$7,854	$609
Agency MBSs	36,587	930	0	0	36,587	930
Agency CMBSs	13,037	427	4,962	107	17,999	534
Agency CMOs	27,682	635	3,800	177	31,482	812
CLOs	39,734	143	0	0	39,734	143
Total	$124,894	$2,744	$8,762	$284	$133,656	$3,028

Gross unrealized losses on investment securities held to maturity and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position over our entire holding period, at September 30, 2013, were as follows:

	Less Than 12 Months		12 Months or More		Total
(In thousands)	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
U.S. Agency Obligations	$15,559	$268	$0	$0	$15,559	$268
U.S. GSEs	8,853	575	0	0	8,853	575
FHLB Obligations	4,629	46	0	0	4,629	46
Agency CMOs	82,408	927	4,460	61	86,868	988
Agency MBSs	8,883	61	0	0	8,883	61
Total	$120,332	$1,877	$4,460	$61	$124,792	$1,938

Gross unrealized losses on investment securities available for sale and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position over our entire holding period, at December 31, 2012, were as follows:

	Less Than 12 Months		12 Months or More		Total
(In thousands)	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
U.S. Agency Obligations	$10,897	$59	$0	$0	$10,897	$59
U.S. GSEs	9,882	88	0	0	9,882	88
Agency CMBSs	5,029	58	0	0	5,029	58
Agency CMOs	39,047	338	0	0	39,047	338
Non-agency CMOs	0	0	3,041	2	3,041	2
CLOs	24,527	221	0	0	24,527	221
Total	$89,382	$764	$3,041	$2	$92,423	$766

There were no securities classified as held to maturity as of December 31, 2012 with unrealized losses. There were no securities classified as trading at September 30, 2013 and December 31, 2012.

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

Agency MBSs and Agency CMOs consist of pools of residential mortgages which are guaranteed by FNMA, FHLMC, or Government National Mortgage Association (“GNMA”) with various origination dates and maturities.  Agency CMBS consists of bonds backed by commercial real estate which are guaranteed by FNMA. CLOs are floating rate securities that consist of pools of commercial loans structured to provide very strong over collateralization and subordination.  All of our CLOs are the senior AAA tranche and are the first bond to get paid down. Non-Agency CMOs are tracked individually with updates on the performance of the underlying collateral and stress testing performed and reviewed monthly. Additionally, we monitor individual bonds that experience greater levels prepayment or market volatility.

We use an external pricing service to obtain fair market values for our investment portfolio. We have obtained and reviewed the service provider’s pricing and reference data document. Evaluations are based on market data and vary by asset class and incorporate available trade, bid and other market information. Because many fixed income securities do not trade on a daily basis, the service provider’s evaluated pricing applications apply available information as applicable through processes such as benchmark curves, benchmarking of like securities, sector groupings, and matrix pricing, to prepare evaluations. In addition, model processes, such as the Option Adjusted Spread model are used to assess interest rate impact and develop prepayment scenarios. We periodically test the values provided to us by the pricing service through a combination of back testing on actual sales of securities and by obtaining prices on bonds from an alternative pricing source.

We do not intend to sell the investment securities that are in an unrealized loss position, and it is unlikely that we will be required to sell the investment securities before recovery of their amortized cost bases, which may be maturity.

During the third quarter of 2013, we transferred securities with a total amortized cost of $144.43 million with a corresponding fair value of $139.57 million from available for sale to held to maturity.  The net unrealized loss, net of taxes, on these securities at the dates of the transfers were $3.16 million.  The unrealized holding loss at the time of transfer continues to be reported in accumulated other comprehensive income, net of tax and is amortized over the remaining lives of the securities as an adjustment of the yield.  The amortization of the unamortized holding loss reported in accumulated other comprehensive income will offset the effect on interest income of the discount for the transferred securities.  The remaining unamortized balance of the losses for the securities transferred from available for sale to held to maturity was $3.03 million at September 30, 2013.

As a member of the FHLB system, we are required to invest in stock of the Federal Home Loan Bank of Boston (“FHLBB”) in an amount determined based on our borrowings from the FHLBB. At September 30, 2013, our investment in FHLBB stock totaled $7.50 million. We received and recorded dividend income totaling $7 thousand and $20 thousand during the three and nine months ended September 30, 2013, respectively, compared to $11 thousand and $36 thousand during the three and nine months ended September 30, 2012, respectively.

NOTE 4: LOANS AND THE ALLOWANCE FOR CREDIT LOSSES

Loans

The composition of our loan portfolio at September 30, 2013 and December 31, 2012 was as follows:

(In thousands)	September 30, 2013	December 31, 2012
Commercial, financial and agricultural	$163,138	$165,023
Municipal loans	96,491	84,689
Real estate loans – residential	493,667	460,395
Real estate loans – commercial	373,085	357,178
Real estate loans – construction	32,768	10,561
Installment loans	5,898	4,701
All other loans	454	376
Total loans	$1,165,501	$1,082,923

We primarily originate residential real estate, commercial, commercial real estate, municipal obligations and installment loans to customers throughout the state of Vermont. There are no significant industry concentrations in the loan portfolio. Total loans in the table above included $561 thousand and $250 thousand of net deferred loan origination cost at September 30, 2013 and December 31, 2012, respectively. The aggregate amount of overdrawn deposit balances classified as loan balances was $454 thousand and $376 thousand at September 30, 2013 and December 31, 2012, respectively. Ending loan balances in the table above at September 30, 2013 and December 31, 2012 reflect the reclassification of $35.07 million and $29.56 million, respectively, in non-owner occupied residential real estate loans from the residential real estate category to the commercial real estate category.  This presentation more accurately presents the risk profile of these loans.

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

Real Estate – Residential: Residential real estate loans consist primarily of loans secured by first or second mortgages on primary residences. We originate adjustable-rate and fixed-rate, one- to four-family residential real estate loans for the construction, purchase or refinancing of a mortgage. These loans are collateralized by owner-occupied properties located in our market area. Loans on one- to four-family residential real estate are generally originated in amounts of no more than 80% of the purchase price or appraised value (whichever is lower). Hazard insurance is required.  Mortgage title insurance is also required for all first mortgages and for second mortgages in excess of $100,000.

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

The following table reflects our loan loss experience and activity in the allowance for credit losses by portfolio segment for the three months ended September 30, 2013:

(In thousands)	Commercial, financial and agricultural	Municipal	Real estate- residential	Real estate- commercial	Real estate-construction	Installment	All other	Totals
Allowance for credit losses:
Beginning balance	$3,274	$400	$3,385	$5,018	$551	$21	$9	$12,658
Charge-offs	0	0	(49)	0	0	(9)	(27)	(85)
Recoveries	13	0	0	0	1	0	4	18
Provision (credit)	137	346	(192)	100	(19)	6	22	400
Ending balance	$3,424	$746	$3,144	$5,118	$533	$18	$8	$12,991

The following table reflects our loan loss experience and activity in the allowance for credit losses by portfolio segment for the nine months ended September 30, 2013:

(In thousands)	Commercial, financial and agricultural	Municipal	Real estate- residential	Real estate- commercial	Real estate-construction	Installment	All other	Totals
Allowance for credit losses:
Beginning balance	$3,447	$522	$3,421	$4,660	$234	$17	$11	$12,312
Charge-offs	0	0	(152)	(1)	0	(9)	(75)	(237)
Recoveries	62	0	4	40	2	0	8	116
Provision (credit)	(85)	224	(129)	419	297	10	64	800
Ending balance	$3,424	$746	$3,144	$5,118	$533	$18	$8	$12,991

The following table reflects our loan loss experience and activity in the allowance for credit losses by portfolio segment  for the three months ended September 30, 2012:

(In thousands)	Commercial, financial and agricultural	Municipal	Real estate- residential	Real estate- commercial	Real estate-construction	Installment	All other	Totals
Allowance for credit losses:
Beginning balance	$3,102	$410	$3,357	$4,676	$233	$21	$18	$11,817
Charge-offs	0	0	0	0	0	0	0	0
Recoveries	3	0	1	1	8	0	0	13
Provision (credit)	136	31	75	13	(10)	(2)	7	250
Ending balance	$3,241	$441	$3,433	$4,690	$231	$19	$25	$12,080

The following table reflects our loan loss experience and activity in the allowance for credit losses by portfolio segment  for the nine months ended September 30, 2012:

(In thousands)	Commercial, financial and agricultural	Municipal	Real estate- residential	Real estate- commercial	Real estate-construction	Installment	All other	Totals
Allowance for credit losses:
Beginning balance	$2,905	$309	$3,017	$4,605	$477	$23	$17	$11,353
Charge-offs	(9)	0	(20)	0	0	0	0	(29)
Recoveries	21	0	13	1	21	0	0	56
Provision (credit)	324	132	423	84	(267)	(4)	8	700
Ending balance	$3,241	$441	$3,433	$4,690	$231	$19	$25	$12,080

The allowance for credit losses consists of the allowance for loan losses and the reserve for undisbursed lines of credit. The reserve for undisbursed lines of credit is included in other liabilities on the balance sheet. The following presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment based upon impairment method at September 30, 2013:

(In thousands)	Commercial, financial and agricultural	Municipal	Real estate- residential	Real estate- commercial	Real estate-construction	Installment	All other	Totals
Allowance for credit losses:
Ending balance individually evaluated for impairment	$253	$0	$129	$56	$0	$0	$0	$438
Ending balance collectively evaluated for impairment	3,171	746	3,015	5,062	533	18	8	12,553
Totals	$3,424	$746	$3,144	$5,118	$533	$18	$8	$12,991
Financing receivables:
Ending balance individually evaluated for impairment	$1,275	$0	$1,135	$274	$0	$0	$0	$2,684
Ending balance collectively evaluated for impairment	161,863	96,491	492,532	372,811	32,768	5,898	454	1,162,817
Totals	$163,138	$96,491	$493,667	$373,085	$32,768	$5,898	$454	$1,165,501
Components:
Allowance for loan losses	$2,810	$731	$3,057	$5,075	$500	$18	$8	$12,199
Reserve for undisbursed lines of credit	614	15	87	43	33	0	0	792
Total allowance for credit losses	$3,424	$746	$3,144	$5,118	$533	$18	$8	$12,991

The following presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment based upon impairment method at December 31, 2012:

(In thousands)	Commercial, financial and agricultural	Municipal	Real estate- residential	Real estate- commercial	Real estate-construction	Installment	All other	Totals
Allowance for credit losses:
Ending balance individually evaluated for impairment	$149	$0	$361	$59	$0	$0	$0	$569
Ending balance collectively evaluated for impairment	3,298	522	3,060	4,601	234	17	11	11,743
Totals	$3,447	$522	$3,421	$4,660	$234	$17	$11	$12,312
Financing receivables:
Ending balance individually evaluated for impairment	$233	$0	$2,317	$472	$0	$0	$0	$3,022
Ending balance collectively evaluated for impairment	164,790	84,689	458,078	356,706	10,561	4,701	376	1,079,901
Totals	$165,023	$84,689	$460,395	$357,178	$10,561	$4,701	$376	$1,082,923
Components:
Allowance for loan losses	$2,915	$494	$3,333	$4,605	$187	$17	$11	$11,562
Reserve for undisbursed lines of credit	532	28	88	55	47	0	0	750
Total allowance for credit losses	$3,447	$522	$3,421	$4,660	$234	$17	$11	$12,312

The table below presents the recorded investment of loans, including nonaccrual and restructured loans, segregated by class, with delinquency aging as of September 30, 2013:

	30-59 Days	60-89 Days	90 Days or More	Total Past			Greater Than 90 Days and
(In thousands)	Past Due	Past Due	Past Due	Due	Current	Total	Accruing
Commercial, financial and agricultural	$133	$65	$8	$206	$162,932	$163,138	$0
Municipal	0	0	0	0	96,491	96,491	0
Real estate-residential:
First mortgage	9	436	702	1,147	457,430	458,577	0
Second mortgage	65	0	199	264	34,826	35,090	83
Real estate-commercial:
Owner occupied	158	0	107	265	217,091	217,356	0
Non-owner occupied	0	0	0	0	155,729	155,729	0
Real estate-construction:
Residential	0	0	0	0	2,223	2,223	0
Commercial	0	0	0	0	30,545	30,545	0
Installment	0	0	0	0	5,898	5,898	0
Other	0	0	0	0	454	454	0
Total	$365	$501	$1,016	$1,882	$1,163,619	$1,165,501	$83

Out of the total past due loans above $1.01 million are non-accruing or restructured.

The table below presents the recorded investment of loans, including nonaccrual and restructured loans, segregated by class, with delinquency aging as of December 31, 2012:

	30-59 Days	60-89 Days	90 Days or More	Total Past			Greater Than 90 Days and
(In thousands)	Past Due	Past Due	Past Due	Due	Current	Total	Accruing
Commercial, financial and agricultural	$0	$0	$0	$0	$165,023	$165,023	$0
Municipal	0	0	0	0	84,689	84,689	0
Real estate-residential:
First mortgage	92	43	950	1,085	420,400	421,485	0
Second mortgage	0	0	716	716	38,194	38,910	0
Real estate-commercial:
Owner occupied	0	0	295	295	222,013	222,308	0
Non-owner occupied	0	0	0	0	134,870	134,870	0
Real estate-construction:
Residential	0	0	0	0	1,559	1,559	0
Commercial	0	0	0	0	9,002	9,002	0
Installment	0	0	0	0	4,701	4,701	0
Other	0	0	0	0	376	376	0
Total	$92	$43	$1,961	$2,096	$1,080,827	$1,082,923	$0

All of the total past due loans in the aging table above consist of non-accruing and restructured loans. There were no past due performing loans at December 31, 2012.

Impaired loans by class at September 30, 2013 are as follows:

(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded
Commercial, financial and agricultural	$275	$1,152	$0
Real estate – residential:
First mortgage	499	920	0
Second mortgage	199	235	0
Real estate – commercial:
Owner occupied	107	242	0
Non-owner occupied	0	70	0
Installment	0	53	0
With related allowance recorded
Commercial, financial and agricultural	1,000	1,000	253
Real estate – residential:
First mortgage	384	393	96
Second mortgage	53	53	33
Real estate – commercial:
Owner occupied	167	176	56
Installment	0	0	0
Total
Commercial, financial and agricultural	1,275	2,152	253
Real estate – residential	1,135	1,601	129
Real estate – commercial	274	488	56
Installment	0	53	0
Total	$2,684	$4,294	$438

Impaired loans by class at December 31, 2012 are as follows:

(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded
Commercial, financial and agricultural	$7	$970	$0
Real estate – residential:
First mortgage	853	1,174	0
Second mortgage	16	52	0
Real estate – commercial:
Owner occupied	295	487	0
Non-owner occupied	0	70	0
Installment	0	45	0
With related allowance recorded
Commercial, financial and agricultural	226	228	149
Real estate – residential:
First mortgage	748	766	173
Second mortgage	700	700	188
Real estate – commercial:
Owner occupied	177	179	59
Total
Commercial, financial and agricultural	233	1,198	149
Real estate – residential	2,317	2,692	361
Real estate – commercial	472	736	59
Installment	0	45	0
Total	$3,022	$4,671	$569

Average recorded investment and interest income recognized on our impaired loans for the three and nine months ended September 30, 2013 are as follows:

	Three Months		Nine Months
(In thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Commercial, financial and agricultural	$272	$15	$223	$42
Real estate – residential:
First mortgage	463	24	622	68
Second mortgage	188	1	133	2
Real estate – commercial:
Owner occupied	107	0	83	15
Non-owner occupied	0	0	0	0
Installment	0	0	1	0
With related allowance recorded
Commercial, financial and agricultural	333	0	342	0
Real estate – residential:
First mortgage	399	0	523	0
Second mortgage	18	0	317	0
Real estate – commercial:
Owner occupied	168	0	171	0
Installment	6	0	6	0
Total
Commercial, financial and agricultural	605	15	565	42
Real estate – residential	1,068	25	1,595	70
Real estate – commercial	275	0	254	15
Installment	6	0	7	0
Total	$1,954	$40	$2,421	$127

There was no interest recognized on a cash basis for the periods in the table above.

Average recorded investment and interest income recognized on our impaired loans for the three and nine months ended September 30, 2012 are as follows:

	Three Months		Nine Months
(In thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Commercial, financial and agricultural	$24	$0	$49	$1
Real estate – residential:
First mortgage	888	27	818	47
Second mortgage	331	7	325	34
Real estate – commercial:
Owner occupied	350	2	405	5
Non-owner occupied	0	0	0	0
Installment	2	0	1	0
With related allowance recorded
Commercial, financial and agricultural	13	0	23	0
Real estate – residential:
First mortgage	580	0	662	0
Second mortgage	481	0	194	0
Real estate – commercial:
Owner occupied	231	0	113	0
Total
Commercial, financial and agricultural	37	0	72	1
Real estate – residential	2,280	34	1,999	81
Real estate – commercial	581	2	518	5
Installment	2	0	1	0
Total	$2,900	$36	$2,590	$87

There was no interest recognized on a cash basis for the periods in the table above.

Nonperforming loans at September 30, 2013 and December 31, 2012 are as follows:

(In thousands)	September 30, 2013	December 31, 2012
Nonaccrual loans	$2,236	$2,355
Loans greater than 90 days and accruing	83	0
Troubled debt restructurings ("TDRs")	365	557
Total nonperforming loans	$2,684	$2,912

Of the total TDRs in the table above, $242 thousand at September 30, 2013 and $374 thousand at December 31, 2012, are nonaccruing. All TDRs at September 30, 2013 were restructured prior to January 1, 2013. We have reviewed all restructurings that occurred on or after January 1, 2013 for identification as TDRs. We did not identify as a  TDR any loan for which the allowance for credit losses had been measured under a general allowance for credit losses methodology. Seven of the TDRs at September 30, 2013 were residential real estate and one was commercial real estate. At September 30, 2013, there were no commitments to lend additional funds to borrowers whose loans have been modified in a troubled debt restructuring. We had no commitments to lend additional funds to borrowers whose loans were in nonaccrual status or to borrowers whose loans were 90 days past due and still accruing at September 30, 2013. Interest income on restructured loans during the three and nine months ended September 30, 2013 and 2012 was insignificant.

Our OREO balance at September 30, 2013 was $23 thousand. We had no OREO at December 31, 2012.

Nonaccrual loans by class as of September 30, 2013 and December 31, 2012 are as follows:

(In thousands)	September 30, 2013	December 31, 2012
Commercial, financial and agricultural	$1,266	$225
Real estate - residential:
First mortgage	686	1,119
Second mortgage	177	716
Real estate - commercial:
Owner occupied	107	295
Non owner occupied	0	0
Installment	0	0
Total nonaccruing non-TDR loans	$2,236	$2,355
Nonaccruing TDR’s
Commercial, financial and agricultural	1	8
Real estate – residential:
First mortgage	74	189
Real estate - commercial:
Owner occupied	167	177
Total nonaccrual loans including TDRs	$2,478	$2,729

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

Pass rated loans exhibit acceptable risk to the bank in terms of financial capacity to repay their loans as well as possessing acceptable fallback repayment sources, typically collateral and personal guarantees. Pass rated commercial loan relationships with a total exposure of $1 million or greater are subject to a formal annual review process; additionally, management reviews the risk rating at the time of any late payments, overdrafts or other sign of deterioration in the interim.

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

Below is a summary of loans by credit quality indicator as of September 30, 2013:

	Unrated Residential and		Pass-	Special	Sub-
(In thousands)	Consumer	Pass	Watch	Mention	Standard	Total
Commercial, financial and agricultural	$235	$143,379	$10,875	$1,010	$7,639	$163,138
Municipal	37	70,951	23,740	1,763	0	96,491
Real estate – residential:
First mortgage	455,233	2,787	0	66	491	458,577
Second mortgage	35,080	0	0	0	10	35,090
Real estate – commercial:
Owner occupied	144	181,775	20,852	3,833	10,752	217,356
Non-owner occupied	153	134,616	11,817	300	8,843	155,729
Real estate – construction:
Residential	691	103	1,429	0	0	2,223
Commercial	751	29,301	493	0	0	30,545
Installment	5,898	0	0	0	0	5,898
All other loans	454	0	0	0	0	454
Total	$498,676	$562,912	$69,206	$6,972	$27,735	$1,165,501

Below is a summary of loans by credit quality indicator as of December 31, 2012:

	Unrated Residential and		Pass-	Special	Sub-
(In thousands)	Consumer	Pass	Watch	Mention	Standard	Total
Commercial, financial and agricultural	$85	$138,307	$18,738	$5,704	$2,189	$165,023
Municipal	5	77,242	7,442	0	0	84,689
Real estate – residential:
First mortgage	418,802	1,718	32	71	862	421,485
Second mortgage	37,200	1,000	0	0	710	38,910
Real estate – commercial:
Owner occupied	86	188,330	16,718	3,546	13,628	222,308
Non-owner occupied	40	120,521	11,454	736	2,119	134,870
Real estate – construction:
Residential	41	0	1,518	0	0	1,559
Commercial	598	7,882	522	0	0	9,002
Installment	4,701	0	0	0	0	4,701
All other loans	376	0	0	0	0	376
Total	$461,934	$535,000	$56,424	$10,057	$19,508	$1,082,923

The amount of interest which was not earned, but which would have been earned had our nonaccrual and restructured loans performed in accordance with their original terms and conditions, was approximately $32 thousand and $108 thousand for the three and nine months ended September 30, 2013 and was approximately $38 thousand and $107 thousand for the three and nine months ended September 30, 2012, respectively.

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

The following tables summarize the components of net periodic benefit cost and other changes in Pension Plan assets and benefit obligations recognized for the three and nine months ended September 30, 2013 and 2012, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2013	2012	2013	2012
Interest cost	$105	$119	$314	$358
Expected return on plan assets	(247)	(150)	(741)	(450)
Service costs	10	12	40	36
Net loss amortization	87	82	266	245
Net periodic pension cost	$(45)	$63	$(121)	$189

We have no minimum required contribution for 2013.

Our Pension Investment Policy Statement sets for the investment objectives and constraints of the Pension Plan. The purpose of the policy is to assist and our Retirement Plan Committee in effectively supervising, monitoring, and evaluating the Pension Plan.

NOTE 6: EARNINGS PER SHARE

The following table presents reconciliations of the calculations of basic and diluted earnings per share for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands except per share data)	2013	2012	2013	2012
Net income	$3,674	$4,005	$11,308	$11,354
Weighted average common shares outstanding	6,309	6,269	6,298	6,252
Dilutive effect of common stock equivalents	15	11	13	12
Weighted average common and common equivalent
shares outstanding	6,324	6,280	6,311	6,264
Basic earnings per common share	$0.58	$0.64	$1.80	$1.82
Diluted earnings per common share	$0.58	$0.64	$1.79	$1.81

Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding for the three and nine months ended September 30, 2013 and 2012. The computation of diluted earnings per share excludes the effect of assuming the exercise of certain outstanding stock options because the effect would be anti-dilutive. There were no anti-dilutive options outstanding for the three and nine months ended September 30, 2013 or 2012.

NOTE 7: STOCK REPURCHASE PROGRAM

We extended our stock buyback program through January 2014. Under the program, which was originally adopted in January 2007,  we may repurchase up to 200,000 shares of our common stock on the open market from time to time, and have purchased 143,475 shares at an average price per share of $22.94 since the program’s adoption. We did not repurchase any of our shares during 2012 or during the first nine months of 2013, and do not expect to repurchase shares in the near future.

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

Disclosures are required regarding liability-recognition for the fair value at issuance of certain guarantees. We do not issue any guarantees that would require liability-recognition or disclosure, other than our standby letters of credit. We have issued conditional commitments in the form of standby letters of credit to guarantee payment on behalf of a customer and guarantee the performance of a customer to a third party. Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit totaled approximately $5.08 million and $4.48 million at September 30, 2013 and December 31, 2012, respectively, and represent the maximum potential future payments we could be required to make. Typically, these instruments have terms of 12 months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance sheet instruments. Our policies governing loan collateral apply to standby letters of credit at the time of credit extension. Loan-to-value ratios are generally consistent with loan-to-value requirements for other commercial loans secured by similar types of collateral.

We may enter into commitments to sell loans, which involve market and interest rate risk. There were no such commitments at September 30, 2013 or December 31, 2012.

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

Financial instruments on a recurring basis

The table below presents the balance of financial assets and liabilities at September 30, 2013 measured at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Assets
U.S. Treasury Obligations	$100	$0	$100	$0
U.S. Agency Obligations	7,854	0	7,854	0
Agency MBSs	105,242	0	105,242	0
Agency CMBSs	17,999	0	17,999	0
Agency CMOs	98,351	0	98,351	0
CLOs	39,734	0	39,734	0
ABSs	396	0	396	0
Interest rate swap agreements	518	0	518	0
Total assets	$270,194	$0	$270,194	$0
Liabilities
Interest rate swap agreements	1,310	0	1,310	0
Total liabilities	$1,310	$0	$1,310	$0

The table below presents the balance of financial assets and liabilities at December 31, 2012 measured at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Assets
U.S. Treasury Obligations	$100	$0	$100	$0
U.S. Agency Obligations	10,897	0	10,897	0
U.S. GSEs	59,366	0	59,366	0
FHLB Obligations	24,585	0	24,585	0
Agency MBSs	148,767	0	148,767	0
Agency CMBSs	5,029	0	5,029	0
Agency CMOs	230,399	0	230,399	0
Non-Agency CMOs	4,593	0	4,593	0
CLOs	24,527	0	24,527	0
ABSs	418	0	418	0
Interest rate swap agreements	552	0	552	0
Total assets	$509,233	$0	$509,233	$0
Liabilities
Interest rate swap agreements	1,610	0	1,610	0
Total liabilities	$1,610	$0	$1,610	$0

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

There were no transfers between Level 1 and Level 2 for the three or nine months ended September 30, 2013 or September 30, 2012.  There were no Level 3 assets measured at fair value on a recurring basis during the three or nine months ended September 30, 2013.

Financial instruments on a non-recurring basis

Certain assets are also measured at fair value on a non-recurring basis. These other financial assets include impaired loans and OREO.

The table below presents the balance of financial assets by class at September 30, 2013 measured at fair value on a nonrecurring basis:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
OREO	$23	$0	$0	$23
Commercial, financial and agricultural	747	0	0	747
Real estate-residential:
First mortgage	288	0	0	288
Second mortgage	20	0	0	20
Real estate-commercial:
Owner occupied	111	0	0	111
Total	$1,189	$0	$0	$1,189

The table below presents the balance of financial assets by class at December 31, 2012 measured at fair value on a nonrecurring basis:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Commercial, financial and agricultural	$79	$0	$0	$79
Real estate-residential:
First mortgage	593	0	0	593
Second mortgage	512	0	0	512
Real estate-commercial:
Owner occupied	415	0	0	415
Total	$1,599	$0	$0	$1,599

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

The table below presents the valuation methodology and unobservable inputs for Level 3 assets by class measured at fair value on a non-recurring basis at September 30, 2013:

				Range of
(Dollars in thousands)	Fair value	Valuation Methodology	Unobservable Inputs	Inputs
OREO	$23	Appraisal of collateral	Appraisal adjustments	0%-40%
Commercial, financial and agricultural	747	Appraisal of collateral	Appraisal adjustments	0%-40%
Real estate-residential:
First mortgage	288	Appraisal of collateral	Appraisal adjustments	0%-40%
Second mortgage	20	Appraisal of collateral	Appraisal adjustments	0%-40%
Real estate-commercial:
Owner occupied	111	Appraisal of collateral	Appraisal adjustments	0%-40%
Total	$1,189

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

The fair value of Merchants’ financial instruments as of September 30, 2013 are summarized in the table below:

	Carrying
(In thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$57,282	$57,282	$57,282	$0	$0
Securities available for sale	269,676	269,676	0	269,676	0
Securities held to maturity	136,017	134,118	0	134,118	0
FHLB stock	7,496	7,496	0	7,496	0
Loans, net of allowance for loan losses	1,153,302	1,161,169	0	0	1,161,169
Interest rate swap agreements	518	518	0	518	0
Accrued interest receivable	3,549	3,549	0	959	2,590
Total assets	$1,627,840	$1,633,808	$57,282	$412,767	$1,163,759
Deposits	$1,331,246	$1,332,660	$1,013,422	$319,238	$0
Short-term borrowings	8,200	8,200	0	8,200	0
Securities sold under agreement to repurchase	179,490	179,472	0	179,472	0
Other long-term debt	2,423	2,326	0	2,326	0
Junior subordinated debentures issued to unconsolidated subsidiary trust	20,619	14,409	0	14,409	0
Interest rate swap agreements	1,310	1,310	0	1,310	0
Accrued interest payable	208	208	14	194	0
Total liabilities	$1,543,496	$1,538,585	$1,013,436	$525,149	$0

The fair value of Merchants’ financial instruments as of December 31, 2012 are summarized in the table below:

	Carrying
(In thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$77,228	$77,228	$77,228	$0	$0
Securities available for sale	508,681	508,681	0	508,681	0
Securities held to maturity	407	454	0	454	0
FHLB stock	8,145	8,145	0	8,145	0
Loans, net of allowance for loan losses	1,071,361	1,096,188	0	0	1,096,188
Interest rate swap agreements	552	552	0	552	0
Accrued interest receivable	4,368	4,368	0	1,366	3,002
Total assets	$1,670,742	$1,695,616	$77,228	$519,198	$1,099,190
Deposits	$1,271,080	$1,273,573	$940,682	$332,891	$0
Securities sold under agreement to repurchase	287,520	287,837	0	287,837	0
Other long-term debt	2,483	2,502	0	2,502	0
Junior subordinated debentures issued to unconsolidated subsidiary trust	20,619	15,177	0	15,177	0
Interest rate swap agreements	1,610	1,610	0	1,610	0
Accrued interest payable	195	195	0	195	0
Total liabilities	$1,583,507	$1,580,894	$940,682	$640,212	$0

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

Commitments to Extend Credit and Standby Letters of Credit - The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of financial standby letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties. The fair value of commitments to extend credit and standby letters of credit is approximately $50 thousand at September 30, 2013 and $45 thousand as of December 31, 2012, respectively.

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

NOTE 10: COMPREHENSIVE INCOME

The accumulated balances for each classification of other comprehensive income are as follows:

(In thousands)	Unrealized Gains (Losses) on Securities Available For Sale	Unrealized Gains (Losses) on Securities Transferred From Available For Sale to Held To Maturity	Pension and Postretirement Benefit Plans	Interest Rate Swaps	Accumulated Other Comprehensive Income (Loss)
Balance December 31, 2012	$6,033	$0	$(3,130)	$(688)	$2,215
Other comprehensive income before reclassifications	(1,285)	0	0	48	(1,237)
Reclassification adjustments for (gains) losses reclassified into income	0	0	60	0	60
Net current period other comprehensive (loss) income	(1,285)	0	60	48	(1,177)
Balance March 31, 2013	$4,748	$0	$(3,070)	$(640)	$1,038
Other comprehensive income before reclassifications	(6,853)	0	0	118	(6,735)
Reclassification adjustments for (gains) losses reclassified into income	8	0	56	0	64
Net current period other comprehensive (loss) income	(6,845)	0	56	118	(6,671)
Balance June 30, 2013	$(2,097)	$0	$(3,014)	$(522)	$(5,633)
Other comprehensive income before reclassifications	(461)	0	0	6	(455)
Transfer of securities from available for sale to held to maturity	3,159	(3,159)	0	0	0
Accretion of unrealized losses of securities transferred from available for sale to held to maturity recognized in other comprehensive income	0	129	0	0	129
Reclassification adjustments for (gains) losses reclassified into income	0	0	57	0	57
Net current period other comprehensive (loss) income	2,698	(3,030)	57	6	(269)
Balance September 30, 2013	$601	$(3,030)	$(2,957)	$(516)	$(5,902)

All amounts in the table above are net of tax. Amounts in parentheses indicate debits.

Details of the reclassification adjustments in the above table for the three and nine months ended September 30, 2013 are presented below:

	Three Months	Nine Months
Details about Accumulated Other Comprehensive Income Components (In thousands)	Amount Reclassified from Accumulated Other Comprehensive Income	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented
Unrealized (gains) losses securities
	$1	$12	Net losses (gains) on investment securities
	1	12	Total before tax
	(1)	(4)	Provision for income taxes
	$0	$8	Net of tax

Pension and postretirement benefit plans
	87	266	Compensation and benefits
	87	266	Total before tax
	(30)	(93)	Provision for income taxes
	$57	$173	Net of tax

Total reclassification adjustments	$57	$181

NOTE 11: DERIVATIVE FINANCIAL INSTRUMENTS

At September 30, 2013 and December 31, 2012, we had an interest rate swap with a notional amount of $10 million that was designated as  a cash flow hedge. The swap was used to convert a portion of the floating rate interest on our trust preferred issuance to a fixed rate of interest. Each quarter we assess the effectiveness of the hedging relationships by comparing the changes in cash flows of the derivative hedging instruments with the changes in cash flows of the designated hedged item. There was no ineffective portion recognized in earnings during the three or nine months ended September 30, 2013 or 2012. The fair value of $(793) thousand and $(1.06) million was reflected in other comprehensive income in the accompanying consolidated balance sheets at September 30, 2013 and December 31, 2012, respectively.

We entered into interest rate swaps during 2013 with a notional amount of $36.46 million with certain of our commercial customers.  In order to minimize our risk, these customer derivatives (pay floating/receive fixed swaps) have been offset with essentially matching interest rate swaps with our counterparty totaling $36.46 million (pay fixed/receive floating swaps). Hedge accounting has not been applied for these derivatives.  Because the terms of the swaps with our customer and the other financial institution offset each other, with the only difference being counterparty credit risk, changes in the fair value of the underlying derivative contracts are not materially different and do not significantly impact our results of operations. The fair values of $516 thousand and $502 thousand were reflected in other assets and other liabilities, respectively, in the accompanying consolidated balance sheets at September 30, 2013.

During 2013, we entered into interest rate swaps with notional amounts totaling $8.80 million that were designated as fair value hedges of certain fixed rate loans with municipalities. The amounts recognized in earnings and other assets for the ineffective portion of the interest swaps was immaterial.

We assessed our counterparty risk at September 30, 2013 and determined any credit risk inherent in our derivative contracts was insignificant. Information about the fair value of derivative financial instruments can be found in Footnote 9 to these consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q that are not historical facts may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks and uncertainties. These statements, which are based on certain assumptions and describe our future plans, strategies and expectations, can generally be identified by the use of the words “may,” “will,” “should,” “could,” “would,” “plan,” “potential,” “estimate,” “project,” “believe,” “intend,” “anticipate,” “expect,” “target” and similar expressions. Forward-looking statements are based on the current assumptions and beliefs of Management and are only expectations of future results. Our actual results could differ materially from those projected in the forward-looking statements as a result of, among others, continued weakness in general, national, regional or local economic conditions, which could impact the performance of our investment portfolio, quality of credits or the overall demand for services; changes in loan default and charge-off rates which could affect the allowance for credit losses; volatility in the equity and financial markets; reductions in deposit levels which could necessitate increased and/or higher cost borrowing to fund loans and investments; declines in mortgage loan refinancing, equity loan and line of credit activity which could reduce net interest and noninterest income; changes in the domestic interest rate environment and inflation; changes in the carrying value of investment securities and other assets; further actions by the U.S. government and Treasury Department that could have a negative impact on our investment portfolio and earnings; misalignment of our interest-bearing assets and liabilities; increases in loan repayment rates affecting interest income; changing business, banking, or regulatory conditions or policies, or new legislation affecting the financial services industry, that could lead to changes in the competitive balance among financial institutions, restrictions on bank activities, changes in costs (including deposit insurance premiums), increased regulatory scrutiny, or changes in the secondary market for bank loans and other products; and changes in accounting rules, federal and state laws, IRS regulations, and other regulations and policies governing financial holding companies and their subsidiaries which may impact our ability to take appropriate action to protect our financial interests in certain loan situations.

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

USE OF NON-GAAP FINANCIAL MEASURES

Certain information in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains financial information determined by methods other than in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  We use these “non-GAAP” measures in our analysis of our performance and believe that these non-GAAP financial measures provide a greater understanding of ongoing operations and enhance comparability of results with prior periods as well as demonstrating the effects of significant gains and charges in the current period. We believe that a meaningful analysis of our financial performance requires an understanding of the factors underlying that performance. We believe that investors may use these non-GAAP financial measures to analyze financial performance without the impact of unusual items that may obscure trends in our underlying performance. These disclosures should not be viewed as a substitute for operating results determined in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies.

In several places net interest income is presented on a fully taxable equivalent basis. Specifically included in interest income is tax-exempt interest income from certain tax-exempt loans. An amount equal to the tax benefit derived from this tax exempt income is added back to the interest income total, to produce net interest income on a fully taxable equivalent basis. We believe the disclosure of taxable equivalent net interest income information improves the clarity of financial analysis, and is particularly useful to investors in understanding and evaluating the changes and trends in our results of operations. Other financial institutions commonly present net interest income on a taxable equivalent basis. This adjustment is considered helpful in the comparison of one financial institution’s net interest income to that of another, as each will have a different proportion of taxable exempt interest from its earning assets. Moreover, net interest income is a component of a second financial measure commonly used by financial institutions, net interest margin, which is the ratio of net interest income to average earning assets. For purposes of this measure as well, other financial institutions generally use taxable equivalent net interest income to provide a better basis of comparison from institution to institution. We follow these practices. A reconciliation of taxable equivalent financial information to our consolidated financial statements prepared in accordance with GAAP appears at the bottom of the table entitled “Distribution of Assets, Liabilities and Shareholders Equity; Interest Rates and Net Interest Margin.” A 35.0% tax rate was used in both 2013 and 2012. An additional non-GAAP financial measure we use is the tangible capital ratio. Because we have no intangible assets, our tangible shareholder’s equity is the same as our shareholder’s equity.

GENERAL

The following discussion and analysis of financial condition and results of operations of Merchants and its subsidiaries for the three and nine months ended September 30, 2013 and 2012 should be read in conjunction with the consolidated financial statements and Notes thereto and selected statistical information appearing elsewhere in this Quarterly Report on Form 10-Q. The financial condition and results of operations of Merchants essentially reflect the operations of its principal subsidiary, Merchants Bank.

RESULTS OF OPERATIONS

Overview

We realized net income of  $3.67 million and $11.31 million for the three and nine months ended September  30, 2013, respectively, compared to $4.00 million and $11.35 million for the three and nine months ended September 30, 2012, respectively. Basic earnings per share were $0.58 and $1.80 for the three and nine months ended September 30, 2013, respectively, and $0.64 and $1.82 for the three and nine months ended September 30, 2012, respectively. Diluted earnings per share were $0.58 and $1.79 for the three and nine months ended September 30, 2013, respectively, and $0.64 and $1.81 for the three and nine months ended September 30, 2012, respectively.

We declared and distributed total dividends of $0.28 and $0.84 per share during the three and nine months ended September 30, 2013 and 2012, respectively.  On October 17, 2013, we declared a dividend of $0.28 per share, which will be paid on November 14, 2013, to shareholders of record as of October 31, 2013.  Total assets were $1.67 billion at September 30, 2013.  Total shareholders’ equity was $116.92 million at September  30, 2013.

Our return on average equity was 12.89% and  12.94% for the three and nine months ended September  30, 2013, respectively, compared to 13.95% and 13.47% for the three and nine months ended September 30, 2012, respectively. Our return on average assets was 0.88% and 0.90% for the three and nine months ended September 30, 2013, respectively, compared to 0.97% and 0.92% for the three and nine months ended September 30, 2012, respectively. Our capital ratios remain strong, with a Tier 1 leverage ratio of 8.41%, a total risk-based capital ratio of 16.13% and a tangible capital ratio of 7.01%.

➢

Net interest income  - Our taxable equivalent net interest income was $12.71 million and $38.24 million for the three and nine months ended September 30, 2013, respectively, compared to $13.15 million and $38.97 million for the same periods in 2012.  Our taxable equivalent net interest margin decreased by 15 basis points to 3.14% and 13 basis points to 3.17% for the three and nine months ended September 30, 2013, from 3.29% and 3.30% for the same periods in 2012.

➢

Provision for Credit Losses – The provision for credit losses was $400 thousand and $800 thousand for the quarter and nine months ended September 30, 2013, respectively, compared to $250 thousand and $700 thousand for the same periods in 2012.  The increase in the provision was primarily a result of continued loan growth.

➢

Loans - We achieved another record high in our loan portfolio for the fifth quarter in a row. Ending loan balances at September 30, 2013 were $1.17 billion, an increase of $61.49 million from balances at June 30, 2013 and an increase of $82.58 million from December 31, 2012.

➢	Investments - Our investment portfolio totaled $405.69 million at September 30, 2013, a decrease of $103.40 million from the December 31, 2012 ending balance of $509.09 million.
➢	Deposits – Deposit balances at September 30, 2013 were $1.33 billion, an increase of $60.17 million from December 31, 2012 balances of $1.27 billion.
➢

Shareholders’ equity - Shareholder’s equity ended the quarter at $116.92 million, and our book value per share was $18.53 at September 30, 2013.  During the third quarter we moved securities with a September 30, 2013 carrying value of $136.02 million from the Available for Sale (“AFS”) category to the Held to Maturity (“HTM”) category. We selected securities that had the most price volatility in a rising rate environment to move to the HTM category.  We recorded an after tax charge to Accumulated Other Comprehensive Income of $3.16 million as a result of the transfer.  This change will protect our tangible capital from further price deterioration on that portion of our investment portfolio.

Net Interest Income

As shown on the  tables on pages  32 and 33 our taxable equivalent net interest income was $12.71 million and $38.24 million for the three and nine months ended September 30, 2013, respectively, compared to $13.15 million and $38.97 million for the same periods in 2012.  Our taxable equivalent net interest margin was 3.14% and 3.17% compared to 3.29% and 3.30% for the three and nine months ended September 30, 2013 and 2012, respectively. Though margin compression has slowed, it continues to be a challenge. Most of the margin compression is concentrated in our loan yields, which decreased 30 basis points and 12 basis points since December 31, 2012 and June 30, 2013, respectively.  One of the factors influencing our loan yields is an increase in variable rate loans.  Average variable rate loans for the third quarter were $304.06 million, an increase of $42.12 million from the fourth quarter of 2012.  These loans have a lower current yield than fixed rate loans, but will have higher yields when rates start to rise.  They also help the overall position of our largely fixed rate balance sheet.  We are encouraged by the fact that we are starting to see new fixed rate loans come on at rates at or near portfolio averages which will help to reduce margin compression. Our average cost of interest bearing liabilities declined five basis points since December 31, 2012 and two basis points since June 30, 2013.

The following tables present an analysis of net interest income and illustrate interest income earned and interest expense charged for each major component of interest earning assets and interest bearing liabilities. Yields/rates are computed on a fully taxable-equivalent basis, using a 35% rate.  Nonaccrual loans are included in the average loan balance outstanding.

	Three Months Ended
	September 30, 2013			September 30, 2012
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
(In thousands, fully taxable equivalent)	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS:
Loans, including fees on loans	$ 1,154,967	$ 11,631	4.00%	$ 1,064,507	$ 11,763	4.40%
Investments	427,414	2,301	2.14%	507,833	2,942	2.30%
Interest-earning deposits with banks and other short-term investments	21,700	13	0.24%	16,241	9	0.22%
Total interest earning assets	1,604,081	$ 13,945	3.45%	1,588,581	$ 14,714	3.68%
Allowance for loan losses	(11,946)			(11,309)
Cash and due from banks	27,913			25,793
Bank premises and equipment, net	16,392			14,952
Other assets	25,077			31,440
Total assets	$ 1,661,517			$ 1,649,457

LIABILITIES AND SHAREHOLDERS' EQUITY:
Interest-bearing deposits:
Savings, interest bearing checking and money market accounts	$ 772,234	$ 416	0.21%	$ 677,321	$ 176	0.10%
Time deposits	318,795	532	0.66%	341,231	684	0.80%
Total interest bearing deposits	1,091,029	948	0.34%	1,018,552	860	0.34%
Short-term borrowings	26,451	21	0.32%	60,141	39	0.26%
Securities sold under agreements to repurchase, short-term	145,962	62	0.17%	196,117	302	0.61%
Other long-term debt	2,430	12	2.04%	9,032	57	2.50%
Junior subordinated debentures issued to unconsolidated subsidiary trust	20,619	189	3.69%	20,619	307	6.01%
Total borrowed funds	195,462	284	0.58%	285,909	705	0.98%
Total interest bearing liabilities	1,286,491	$ 1,232	0.38%	1,304,461	$ 1,565	0.48%
Noninterest bearing deposits	252,795			220,646
Other liabilities	8,150			9,466
Shareholders' equity	114,081			114,884
Total liabilities and shareholders' equity	$ 1,661,517			$ 1,649,457

Net interest earning assets	$ 317,590			$ 284,120

Net interest income (fully taxable equivalent)		$ 12,713			$ 13,149
Tax equivalent adjustment		(561)			(485)
Net interest income		$ 12,152			$ 12,664

Net interest rate spread			3.07%			3.20%

Net interest margin			3.14%			3.29%

	Nine Months Ended
	September 30, 2013			September 30, 2012
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
(In thousands, fully taxable equivalent)	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS:
Loans, including fees on loans	$ 1,121,404	$ 34,392	4.10%	$ 1,051,886	$ 35,391	4.49%
Investments	470,911	7,649	2.17%	506,256	9,005	2.38%
Interest-earning deposits with banks and other short-term investments	21,265	38	0.24%	18,454	29	0.21%
Total interest earning assets	1,613,580	$ 42,079	3.49%	1,576,596	$ 44,425	3.76%
Allowance for loan losses	(11,827)			(11,061)
Cash and due from banks	26,232			24,037
Bank premises and equipment, net	16,368			14,549
Other assets	30,373			32,762
Total assets	$ 1,674,726			$ 1,636,883

LIABILITIES AND SHAREHOLDERS' EQUITY:
Interest-bearing deposits:
Savings, interest bearing checking and money market accounts	$ 727,042	$ 758	0.14%	$ 660,386	$ 603	0.12%
Time deposits	325,718	1,664	0.68%	346,347	2,145	0.83%
Total interest bearing deposits	1,052,760	2,422	0.31%	1,006,733	2,748	0.36%
Short-term borrowings	23,009	51	0.29%	39,614	77	0.26%
Securities sold under agreements to repurchase, short-term	212,755	766	0.48%	223,540	1,377	0.82%
Other long-term debt	2,450	37	2.03%	17,420	350	2.68%
Junior subordinated debentures issued to unconsolidated subsidiary trust	20,619	565	3.77%	20,619	903	5.93%
Total borrowed funds	258,833	1,419	0.73%	301,193	2,707	1.20%
Total interest bearing liabilities	1,311,593	$ 3,841	0.39%	1,307,926	$ 5,455	0.56%
Noninterest bearing deposits	238,655			207,097
Other liabilities	7,952			9,514
Shareholders' equity	116,526			112,346
Total liabilities and shareholders' equity	$ 1,674,726			$ 1,636,883

Net interest earning assets	$ 301,987			$ 268,670

Net interest income (fully taxable equivalent)		$ 38,238			$ 38,970
Tax equivalent adjustment		(1,528)			(1,531)
Net interest income		$ 36,710			$ 37,439

Net interest rate spread			3.10%			3.20%

Net interest margin			3.17%			3.30%

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

Analysis of Changes in Fully Taxable Equivalent Net Interest Income

	Three Months Ended
	September 30,		Increase	Due to
(In thousands)	2013	2012	(Decrease)	Volume	Rate
Fully taxable equivalent interest income:
Loans	$ 11,631	$ 11,763	$ (132)	$ 979	$ (1,111)
Investments	2,301	2,942	(641)	(442)	(199)
Interest earning deposits with banks and other short-term investments	13	9	4	3	1
Total interest income	13,945	14,714	(769)	540	(1,309)
Less interest expense:
Savings, interest bearing checking and money market accounts	416	176	240	22	218
Time deposits	532	684	(152)	(42)	(110)
FHLB and other short-term borrowings	21	39	(18)	(19)	1
Securities sold under agreements to repurchase, short-term	62	302	(240)	(63)	(177)
Other long-term debt	12	57	(45)	(36)	(9)
Junior subordinated debentures issued to unconsolidated subsidiary trust	189	307	(118)	-	(118)
Total interest expense	1,232	1,565	(333)	(138)	(195)
Net interest income	$ 12,713	$ 13,149	$ (436)	$ 678	$ (1,114)

	Nine Months Ended
	September 30,		Increase	Due to
(In thousands)	2013	2012	(Decrease)	Volume	Rate
Fully taxable equivalent interest income:
Loans	$ 34,392	$ 35,391	$ (999)	$ 2,219	$ (3,218)
Investments	7,649	9,005	(1,356)	(601)	(755)
Interest earning deposits with banks and other short-term investments	38	29	9	3	6
Total interest income	42,079	44,425	(2,346)	1,621	(3,967)
Less interest expense:
Savings, interest bearing checking and money market accounts	758	603	155	60	95
Time deposits	1,664	2,145	(481)	(121)	(360)
FHLB and other short-term borrowings	51	77	(26)	(35)	9
Securities sold under agreements to repurchase, short-term	766	1,377	(611)	(64)	(547)
Other long-term debt	37	350	(313)	(244)	(69)
Junior subordinated debentures issued to unconsolidated subsidiary trust	565	903	(338)	-	(338)
Total interest expense	3,841	5,455	(1,614)	(404)	(1,210)
Net interest income	$ 38,238	$ 38,970	$ (732)	$ 2,025	$ (2,757)

Provision for Credit Losses

The allowance for loan losses at September 30, 2013 was $12.20 million, or 1.05% of total loans and 455% of non-performing loans compared to the December 31, 2012 balance of $11.56 million, or 1.07% of total loans and 397% of non-performing loans. We recorded a $400 thousand and $800 thousand provision for credit losses during the three and nine months ended September 30, 2013, respectively, compared to $250 thousand and $700 thousand for the same periods in 2012, respectively. Our continued loan growth was the primary factor for the provision to date in 2013. Credit quality continues to be very healthy, we are a top performer in this measure. Performing loans past due 30-89 days were 0.01% of total loans at September 30, 2013 and December 31, 2012.  Nonperforming loans as a percent of total loans were 0.23% at September 30, 2013 compared to 0.27% at December 31, 2012.  Accruing substandard loans increased to 2.21% of total loans at September 30, 2013 compared to 1.60% at December 31, 2012.  Net charge-offs year to date for 2013 total $121 thousand. Our other real estate owned (“OREO”) balance was $23 thousand at September 30, 2013 and was zero at December 31, 2012.  All of these factors are taken into consideration during Management’s quarterly review of the Allowance. For a more detailed discussion of our Allowance and nonperforming assets, see “Credit Quality and Allowance for Credit Losses” beginning on page 37.

NONINTEREST INCOME AND EXPENSES

Noninterest income

Total noninterest income decreased $678 thousand to $2.79 million for the third quarter of 2013 compared to the third quarter of 2012 and decreased $1.43 million for the first nine months of 2013 compared to the same period in 2012. Excluding net gains on investment securities and gains on sales of other assets, total noninterest income increased $44 thousand for the third quarter of 2013 compared to the third quarter of 2012, and increased $87 thousand for the first nine months of 2013 compared to the same period in 2012.  Increases in cash management fees and other service charge income more than offset continued reductions in overdraft fees. Trust division income increased $89 thousand and $278 thousand for the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012.

Noninterest expense

Total noninterest expense decreased $814 thousand to $9.90 million for the third quarter of 2013 compared to the same period in 2012 and decreased $2.34 million to $29.77 million for the first nine months of 2013 compared to the same periods in 2012.  Excluding a $677 thousand and $1.36 million prepayment penalty incurred during the three and nine months ended September 30, 2012, respectively, noninterest expense decreased $137 thousand and $973 thousand for the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012. Total compensation and benefits decreased $55 thousand for the third quarter of 2013 compared to the same period in 2012, and decreased $697 thousand for the first nine months of 2013 compared to the same period in 2012. Strong growth and performance ahead of plan triggered an increase to our incentive accrual of $175 thousand during the third quarter of 2013.  This increase was offset by reductions in the cost of our self-funded health insurance during 2013 as a result of positive claims experience. Additionally, the overfunded status of our pension plan is producing income for us in 2013 instead of expense. The timing of investments in low income housing partnerships and their associated tax credits led to a reduction in expenses related to real estate limited partnerships to $271 thousand and $811 thousand for the three and nine months ended September 30, 2013 compared to $370 thousand and $1.19 million for the same periods in 2012.

Income Taxes

Our effective tax rate for 2013 was negatively impacted by the timing of investments in low income housing partnerships discussed above, which produced a lower level of tax credits for us in 2013 compared to 2012. Our effective tax rate was positively impacted by the donation of our branch building in North Bennington, Vermont, to a non-profit organization during the second quarter of 2013. This donation, along with the tax credits from housing partnership investments, yielded an effective tax rate of 21% for the first nine months of 2013 compared to 20% for the first nine months of 2012.

BALANCE SHEET ANALYSIS

Loans

Quarterly average loan balances for the third quarter were $1.15 billion, an increase of $81 million over average loan balances for the fourth quarter of 2012; this represents an average annualized growth rate of 10.0%.  Ending loan balances at September 30, 2013, June 30, 2013 and December 31, 2012 reflect the reclassification of $35.07 million, $34.63 million, and $29.56 million, respectively, in non-owner occupied residential real estate loans from the residential real estate category to the commercial real estate category.  This presentation more accurately presents the risk profile of these loans.

The composition of our loan portfolio is shown in the following table as of the dates indicated:

(In thousands)	September 30, 2013	June 30, 2013	December 31, 2012
Commercial, financial & agricultural	$ 163,138	$ 169,215	$ 165,023
Municipal	96,491	45,319	84,689
Real estate – residential	493,667	485,764	460,395
Real estate – commercial	373,085	365,693	357,178
Real estate – construction	32,768	31,813	10,561
Installment	5,898	5,667	4,701
All other loans	454	544	376
	$ 1,165,501	$ 1,104,015	$ 1,082,923

Growth in our commercial real estate and construction loan categories has been driven by new customer acquisition and expansion of existing relationships.  Growth in our residential real estate portfolio continues to be driven by increased mortgage refinance volume due to the low interest rate environment. Mortgage application volumes decreased during the quarter and are expected to continue decreasing if rates are stable or increase.

Investments

The investment portfolio is used to generate interest income, manage liquidity and mitigate interest rate sensitivity. The average investment portfolio for the third quarter of 2013 was $419.92 million, a reduction of $90.64 million from the fourth quarter of 2012.  The ending balance in the investment portfolio was $405.69 million at September 30, 2013, compared to $428.39 million at June 30, 2013 and $509.09 million at December 31, 2012. We are intentionally allowing the investment portfolio to run off and using the amortization to fund our loan growth.  This will help us control overall asset growth and strengthen our capital ratios and returns. During the third quarter we transferred securities with a book value of $139.57 million from the Available for Sale (“AFS”) category to the Held to Maturity (“HTM”) category. We recorded an after tax charge to Accumulated Other Comprehensive Income of $3.16 million as a result of the transfer.  This change will protect our tangible capital from further price deterioration on that portion of our investment portfolio.

The composition of our investment portfolio as of September 30, 2013, including both available for sale and held to maturity securities, consisted of the following:

(In thousands)	Amortized Cost	Fair Value
Available for Sale:
U.S. Treasury Obligations	$ 100	$ 100
U.S. Agency Obligations	8,463	7,854
Residential Real Estate Mortgage-backed Securities (“Agency MBSs”)	102,822	105,242
Agency Commercial Mortgage Backed Securities ("Agency CMBSs")	18,533	17,999
Agency Collateralized Mortgage Obligations (“Agency CMOs”)	98,570	98,351
Collateralized Loan Obligations ("CLOs")	39,877	39,734
Asset Backed Securities (“ABSs”)	357	396
Total available for sale	268,722	269,676
Held to maturity:
U.S. Agency Obligations	15,826	15,558
U.S. Government Sponsored Enterprises ("U.S. GSEs")	9,428	8,853
Federal Home Loan Bank (“FHLB”) Obligations	4,675	4,629
Agency CMOs	96,852	95,876
Agency MBSs	9,236	9,202
Total held to maturity	136,017	134,118
Total Securities	$ 404,739	$ 403,794

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

We use an external pricing service to obtain fair market values for our investment portfolio.   We have obtained and reviewed the

service provider’s pricing and reference data document. Evaluations are based on market data and vary by asset class and incorporate available trade, bid and other market information.  Because many fixed income securities do not trade on a daily basis, the service provider’s evaluated pricing applications apply available information as applicable through processes such as benchmark curves, benchmarking of like securities, sector groupings, and matrix pricing, to prepare evaluations.  In addition, model processes, such as the Option Adjusted Spread model are used to assess interest rate impact and develop prepayment scenarios.  We periodically test the values provided to us by the pricing service through a combination of back testing on actual sales of securities and by obtaining prices on bonds from an alternative pricing source.

We do not intend to sell the investment securities that are in an unrealized loss position, and it is unlikely that we will be required to sell the investment securities before recovery of their amortized cost bases, which may be maturity.

As a member of the Federal Home Loan Bank system, we are required to invest in stock of the FHLBB in an amount determined based on our borrowings from the FHLBB.  At September 30, 2013, our investment in FHLBB stock totaled $7.50 million.  Dividend income on FHLBB stock of $7 thousand and $20 thousand was recorded during the three and nine months ended September 30, 2013, respectively, compared to $11 thousand and $36 thousand during the three and nine months ended September 30, 2012, respectively. The FHLBB continues to be classified as “adequately capitalized” by its primary regulator. Based on current available information, we have concluded that our investment in FHLBB stock is not impaired.  We will continue to monitor our investment in FHLBB stock.

Deposits

Total deposits at September 30, 2013 were $1.33 billion compared to $1.27 billion at December 31, 2012, a $60.17 million, or annualized 6.3%, increase. Growth during 2013 has been concentrated in our transaction account categories, with continued reductions in time deposit balances. Securities sold under agreement to repurchase, which represent collateralized customer accounts, declined to $179.49 million at September 30, 2013 from $287.52 million at December 31, 2012 as a result of seasonal municipal cash flows combined with migration to other deposit products. Short-term wholesale borrowings increased to $8.20 million at September 30, 2013 from zero at December 31, 2012.

CREDIT QUALITY AND ALLOWANCE FOR CREDIT LOSSES

The United States economy continues to show slight improvement into 2013; however, high unemployment and foreclosure rates continue in certain parts of the country.  Although Vermont, our primary market, has not been immune to this economic turmoil, the state has one of the lowest foreclosure rates in the country, home price depreciation has been muted, and the unemployment rate is lower than the national average.

Credit quality

Credit quality is a major strategic focus and strength of our company.  Although we actively manage current nonperforming and classified loans, there is no assurance that we will not have increased levels of problem assets in the future.  The make up of the nonperforming pool is dynamic with accounts moving in and out of this category over time.

The following table summarizes our nonperforming loans and nonperforming assets as of the dates indicated:

(In thousands)	September 30, 2013	June 30, 2013	December 31, 2012	September 30, 2012
Nonaccrual loans	$ 2,236	$ 1,116	$ 2,355	$ 2,180
Loans past due 90 days or more and still accruing	83	75	0	0
Troubled debt restructurings (“TDR”)	365	409	557	560
Total nonperforming loans (“NPL”)	2,684	1,600	2,912	2,740
OREO	23	140	0	0
Total nonperforming assets (“NPA”)	$ 2,707	$ 1,740	$ 2,912	$ 2,740

Non-performing loans at September 30, 2013 were $2.68 million, 0.23% of total loans. Of the $2.68 million in nonperforming loans in the table above, $1.55 million are commercial and commercial real estate loans and $1.13 million are residential mortgages and home equity loans.

TDRs represent balances where the existing loan was modified involving a concession in rate, term or payment amount due to the distressed financial condition of the borrower. At September 30, 2013, $242 thousand of TDRs were in nonaccrual status and $123 thousand were accruing interest.

Excluded from the nonperforming balances discussed above are our loans that are 30 to 89 days past due, which are not necessarily considered classified or impaired.  Accruing loans 30 to 89 days past due as a percentage of total loans as of the periods indicated are presented in the following table:

Period Ended	30-89 Days
September 30, 2013	0.01%
June 30, 2013	0.00%
December 31, 2012	0.01%
September 30, 2012	0.01%

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

A loan remains in nonaccruing status until the factors which suggest doubtful collectability no longer exist, the loan is liquidated, or when the loan is determined to be uncollectible, and is charged off against the allowance for loan losses.  In those cases where a nonaccruing loan is secured by real estate, we can, and may, initiate foreclosure proceedings.  The result of such action will either be to cause repayment of the loan with the proceeds of a foreclosure sale or to give us possession of the collateral in order to manage a future resale of the real estate.  Foreclosed property is recorded at the lower of its cost or estimated fair value, less any estimated costs to sell and is actively marketed.  Any cost in excess of the estimated fair value on the transfer date is charged to the allowance for loan losses, while further declines in market values are recorded as OREO expense in the consolidated statement of income. Impaired loans, which primarily consist of non-accruing loans and TDRs, totaled $2.68 million and $3.02 million at September 30, 2013 and December 31, 2012, respectively.  At September 30, 2013, $1.60 million of impaired loans had specific reserve allocations totaling $438 thousand.

Loans identified as substandard have well-defined weaknesses that, if not addressed, could result in a loss.  These accruing substandard loans have generally continued to pay promptly and Management conducts regularly scheduled comprehensive reviews of the borrowers’ financial condition, payment performance, accrual status and collateral.  These reviews also ensure that these troubled accounts are properly administered with a focus on loss mitigation, and that any potential loss exposures are appropriately quantified, and reserved for. The findings of this review process are a key component in assessing the adequacy of our loan loss reserve.

Substandard loans at September 30, 2013 totaled $27.74 million, of which $25.70 million continue to accrue interest.  Accruing substandard loans at September 30, 2013 reflect a $1.73 million increase in balances since June 30, 2013 and a $8.34 million increase since December 31, 2012. At September 30, 2013, accruing substandard loans related to owner-occupied commercial real estate totaled $15.68 million, investor commercial real estate loans totaled $1.91 million, residential mortgage loans totaled $9 thousand, non-owner occupied residential property commercial real estate loans totaled $505 thousand, multifamily real estate loans totaled $1.22 million, and $6.37 million in substandard loans are outstanding to corporate borrowers in a variety of different industries. Seven borrowers in a variety of industries account for 78% of the total accruing substandard loans, and approximately $526 thousand of the total accruing substandard loans carry some form of government guarantee.

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

The following table reflects our loan loss experience and activity in the Allowance for Credit Losses for the periods indicated:

(In thousands)	Nine Months Ended September 30, 2013	Six Months Ended June 30, 2013	Twelve Months Ended December 31, 2012	Nine Months Ended September 30, 2012
Average loans during the period	$ 1,121,404	$ 1,104,344	$ 1,057,446	$ 1,051,886
Allowance beginning of year	12,312	12,312	11,353	11,353
Charge-offs:
Commercial, financial & agricultural	0	0	(9)	(9)
Real estate – residential	(152)	(103)	(20)	(20)
Real estate – commercial	(1)	(1)	(32)	0
Other	(84)	(48)	0	0
Total charge-offs	(237)	(152)	(61)	(29)
Recoveries:
Commercial, financial & agricultural	62	49	30	21
Real estate – residential	4	4	14	13
Real estate – commercial	40	40	1	1
Real estate – construction	2	1	25	21
Other	8	4	0	0
Total recoveries	116	98	70	56
Net recoveries (charge-offs)	(121)	(54)	9	27
Provision for credit losses	800	400	950	700
Allowance end of period	$ 12,991	$ 12,658	$ 12,312	$ 12,080
Components:
Allowance for loan losses	$ 12,199	$ 11,890	$ 11,562	$ 11,444
Reserve for undisbursed lines of credit	792	768	750	636
Allowance for credit losses	$ 12,991	$ 12,658	$ 12,312	$ 12,080

The following table reflects our nonperforming asset and coverage ratios as of the dates indicated:

	September 30, 2013	June 30, 2013	December 31, 2012	September 30, 2012
NPL to total loans	0.23%	0.14%	0.27%	0.26%
NPA to total assets	0.16%	0.11%	0.17%	0.16%
Allowance for loan losses to total loans	1.05%	1.08%	1.07%	1.07%
Allowance for loan losses to NPL	455%	743%	397%	418%

We will continue to take all appropriate measures to restore nonperforming assets to performing status or otherwise liquidate these assets in an orderly fashion so as to maximize their value. There can be no assurances that we will be able to complete the disposition of nonperforming assets without incurring further losses.

Loan Portfolio Monitoring

Our Board of Directors grants each loan officer the authority to originate loans on our behalf, subject to certain limitations. The Board of Directors also establishes restrictions regarding the types of loans that may be granted and the distribution of loan types within our portfolio, and sets loan authority limits for each lender. These authorized lending limits are reviewed at least annually and are based upon the lender's knowledge and experience. Loan requests that exceed a lender's authority require the signature of our Senior Lender, the Senior Credit Officer, and/or our President. With the exception of certain municipal loans, all extensions of credit of $4.0 million or greater to any one borrower, or related party interest, are reviewed and approved by the Loan Committee of Merchants Bank’s Board of Directors. Short-term Revenue Anticipation and Tax Anticipation extensions of credit of $8.0 million or greater to a municipality are reviewed and approved by the Loan Committee of Merchants Bank’s Board of Directors.

The Loan Committee and the credit department regularly monitor our loan portfolio. The entire loan portfolio, as well as individual loans, is reviewed for loan performance, compliance with internal policy requirements and banking regulations, creditworthiness, and strength of documentation. We monitor loan concentrations by individual borrowers, industries and loan types. As part of the annual credit policy review process, targets are set by loan type for the total portfolio. Credit risk ratings assessing inherent risk in individual loans are assigned to commercial loans at origination and are routinely reviewed by lenders and Management on a periodic basis according to total exposure and risk rating. These internal reviews assess the adequacy of all aspects of credit administration, additionally, we maintain an on-going active monitoring process of loan performance during the year.  We have also hired external loan review firms to assist in monitoring the commercial, municipal and residential loan portfolios. The commercial loan review firm reviews at a minimum 60% in dollar volume of our commercial loan portfolio each year. These comprehensive reviews assessed the accuracy of our risk rating system as well as the effectiveness of credit administration in managing overall credit risks.

All loan officers are required to service their loan portfolios and account relationships. Loan officers, a commercial workout officer, or collection personnel take remedial actions to assure full and timely payment of loan balances as necessary, with the supervision of the Senior Lender and the Senior Credit Officer.

Liquidity and Capital Resource Management

General

Liquid assets are maintained at levels considered adequate to meet our liquidity needs.  Liquidity is adjusted as appropriate to meet asset and liability management objectives. Liquidity is monitored by the Asset and Liability Committee (“ALCO”) of Merchants Bank’s Board of Directors, based upon Merchants Bank’s policies. Our primary sources of liquidity are deposits, amortization and prepayment of loans, maturities of investment securities and other short-term investments, periodic principal repayments on mortgage-backed and other amortizing securities, advances from the FHLBB, and earnings and funds provided from operations. While scheduled principal repayments on loans are a relatively predictable source of funds, deposit flows and loan and investment prepayments are greatly influenced by market interest rates, economic conditions, and rates offered by our competition. Interest rates on deposits are priced to maintain a desired level of total deposits.

As of September  30, 2013, we could borrow up to $45 million in overnight funds through unsecured borrowing lines established with correspondent banks.  We have established both overnight and longer term lines of credit with the FHLBB.  FHLBB borrowings are secured by residential mortgage loans. The total amount of loans pledged to the FHLBB for both short- and long-term borrowing arrangements totaled $382.12 million at September  30, 2013. We have additional borrowing capacity with the FHLBB of $244.60 million as of September  30, 2013.  We have also established a borrowing facility with the Board of Governors of the Federal Reserve System (“FRB”) which will enable us to borrow at the discount window. Additionally, we have the ability to borrow through the use of repurchase agreements, collateralized by Agency MBSs and Agency CMOs, with certain approved counterparties. Our investment portfolio, which is managed by the ALCO, has a cost basis of $404.74 million at September 30, 2013, of which $264.35 million was pledged.  The portfolio is a reliable source of cash flow for us. We closely monitor our short term cash position.  Any excess funds are either left on deposit at the FRB, or are in a fully insured account with one of our correspondent banks.

The following table presents information regarding our short-term borrowings as of the dates indicated:

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
FHLBB and other short-term borrowings
Amount outstanding at end of period	$ 8,200	$ 8,200
Maximum during the period amount outstanding	62,600	72,500
Average amount outstanding	26,451	23,009
Weighted average-rate during the period	0.32%	0.29%
Weighted average rate at period end	0.31%	0.31%
Securities sold under agreement to repurchase, short-term
Amount outstanding at end of period	$ 179,490	$ 179,490
Maximum during the period amount outstanding	190,023	287,520
Average amount outstanding	145,962	212,755
Weighted average-rate during the period	0.17%	0.48%
Weighted average rate at period end	0.18%	0.18%

Commitments and Off-Balance Sheet Risk

We are a party to financial instruments with off‑balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments primarily include commitments to extend credit and financial guarantees. Contingent obligations under standby letters of credit totaled approximately $5.08 million and $4.48 million at September 30, 2013 and December 31, 2012, respectively, and represent the maximum potential future payments we could be required to make. Typically, these instruments have terms of 12 months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. The fair value of our standby letters of credit at September 30, 2013 and 2012 was insignificant.

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

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of September 30, 2013, that Merchants met all capital adequacy requirements to which it is subject.

As of September 30, 2013, the most recent notification from the FDIC categorized Merchants Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that Management believes have changed Merchants Bank’s category. To be considered well capitalized under the regulatory framework for prompt corrective action, Merchants Bank must maintain minimum Tier 1 Leverage, Tier 1 Risk-Based, and Total Risk-Based Capital ratios. As of September 30, 2013 we exceeded all current applicable regulatory capital requirements. We continue to be considered well capitalized under current applicable regulations.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) required the federal banking agencies to establish minimum leverage and risk-based capital requirements for insured banks and their holding companies.  The federal banking agencies issued a joint final rule, or the “Final Capital Rule,” that implements the Basel III capital standards and establishes the minimum capital levels required under the Dodd-Frank Act.  We must comply with the Final Capital Rule by January 1, 2015.  The Final Capital Rule establishes a minimum common equity Tier I capital ratio of 6.5% of risk-weighted assets for a “well capitalized” institution and increases the minimum Tier I capital ratio for a “well capitalized” institution from 6% to 8%. Additionally, the Final Capital Rule requires an institution to maintain a 2.5% common equity Tier I capital conservation buffer over the 6.5% minimum risk-based capital requirement to avoid restrictions on the ability to pay dividends, discretionary bonuses, and engage in share repurchases.  The Final Capital Rule permanently grandfathers trust preferred securities issued before May 19, 2010, subject to a limit of 25% of Tier I capital.  As of September 30, 2013, our capital ratios exceed all Basel III minimums, including the capital conservation buffer.

The following table represents our actual capital ratios and capital adequacy requirements as of September 30, 2013.

					To Be Well-
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(In thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Merchants Bancshares, Inc.:
Tier 1 Leverage Capital	$139,795	8.42%	$66,373	4.00%	N/A	N/A
Tier 1 Risk-Based Capital	139,795	14.88%	37,577	4.00%	N/A	N/A
Total Risk-Based Capital	151,562	16.13%	75,153	8.00%	N/A	N/A
Tangible Capital	116,923	7.01%	N/A	N/A	N/A	N/A
Merchants Bank:
Tier 1 Leverage Capital	$136,933	8.23%	$66,572	4.00%	$83,215	5.00%
Tier 1 Risk-Based Capital	136,933	14.48%	37,824	4.00%	56,736	6.00%
Total Risk-Based Capital	148,767	15.73%	75,648	8.00%	94,560	10.00%
Tangible Capital	134,576	8.05%	N/A	N/A	N/A	N/A

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

The ALCO is responsible for ensuring that our Bank’s Board of Directors receives accurate information regarding our interest rate risk position at least quarterly. The ALCO uses an outside consultant to perform rate shocks of our balance sheet, and to perform a variety of other analyses. The ALCO consultant meets with the Board and Management-level ALCOs on a quarterly basis. During these meetings, the ALCO consultant reviews our current position and discusses future strategies, as well as reviewing the result of rate shocks of our balance sheet and a variety of other analyses. The consultant’s most recent review was as of September 30, 2013. The consultant ran a base simulation assuming no changes in rates as well as a 200 basis point rising and, because rates are quite low, a 100 basis point falling interest rate scenario which assumes a parallel and pro rata shift of the yield curve over a one-year period, and no growth assumptions.  The consultant also ran shock simulations in a 100 basis point decreasing scenario as well as 100, 200, 300 and 400 basis points rising scenarios. Additionally the consultant ran simulations with changes in the yield curve.  A summary of the results is as follows:

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

Rising Rates: Our interest rate risk profile is structurally asset sensitive due to the strong core funding base which supports a shorter-term asset portfolio. Higher rates are better for us under all scenarios as our low cost deposits are worth more to us when they can be invested at higher rates. In the up 200 basis points scenario, net interest income is projected to move up as assets reprice up more quickly than funding costs and asset cash flows are reinvested at higher rates. If rates remain at current low levels for another two years, the benefit of rising rates is muted because the starting point for asset yields will be lower.

We have established a target range for the change in net interest income in year one of zero to 7.5%. The net interest income simulation as of September 30, 2013 showed that the change in net interest income for the next 12 months from our expected or “most likely” forecast was as follows:

Rate Change	Percent Change in Net Interest Income
Up 200 basis points	2.4%
Down 100 basis points	0.9%

The change in net interest income in the second year of the simulation shows a much more pronounced downward trend in the flat and down 100 basis points scenarios, the projected change is (1.2)% and (3.0)%, respectively, while the up 200 basis points simulation produces an increase of 6.1%.  The degree to which this exposure materializes will depend, in part, on our ability to manage our balance sheet as interest rates rise or fall. We have intentionally increased our variable rate assets, through purchases and originations of variable rate investment and through the use of loan level swaps.  Average variable rate assets for the third quarter of 2013 increased to $355.86 million, a $72.44 million increase since the fourth quarter of 2012.

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

The model used to perform the base case balance sheet simulation assumes a parallel shift of the yield curve over twelve months and reprices every interest earning asset and interest bearing liability on our balance sheet. Prepayment assumptions for all residential mortgage products take into account prepayment assumptions most recently published by Applied Financial Technologies. Prepayment assumptions for commercial loan and commercial mortgage products are derived through an analysis of historical prepayment patterns combined with analysis of the current characteristics of the portfolio. Investment securities with call provisions are examined on an individual basis in each rate environment to estimate the likelihood of a call. The model uses product-specific assumptions for deposits which are subject to repricing based on current market conditions

The most significant ongoing factor affecting market risk exposure of net interest income during the quarter ended September 30, 2013 was the sustained low interest rate environment.  Net interest income exposure is also significantly affected by the shape and level of the U.S. Government securities and interest rate swap yield curves, and changes in the size and composition of the loan, investment and deposit portfolios.

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

Credit Risk

The Board of Directors reviews and approves our loan policy on an annual basis. Among other things, the loan policy establishes restrictions regarding the types of loans that may be granted, and the distribution of loan types within our portfolio. Our Board of Directors grants each loan officer the authority to originate loans on our behalf, subject to certain limitations. These authorized lending limits are reviewed at least annually and are based upon the lender’s knowledge and experience. Loan requests that exceed a lender’s authority require the signature of our Credit Division Manager, Senior Loan Officer, and/or President. With the exception of certain municipal loans, all extensions of credit of $4.0 million or greater to any one borrower, or related party interest, are reviewed and approved by the Loan Committee of Merchants Bank’s Board of Directors. Short-term Revenue Anticipation and Tax Anticipation extensions of credit of $8.0 million or greater to a municipality are reviewed and approved by the Loan Committee of Merchants

Bank’s Board of Directors. Our loan portfolio is continuously monitored for performance, creditworthiness and strength of documentation through the use of a variety of management reports and the assistance of an external loan review firm.  Credit ratings are assigned to commercial loans and are routinely reviewed. Loan officers, under the supervision of the Senior Lender and Senior Credit Officer, take remedial actions to assure full and timely payment of loan balances when necessary.  Our policy is to discontinue the accrual of interest on loans when scheduled payments become contractually past due 90 or more days and the ultimate collectability of principal or interest become doubtful.  In certain instances the accrual of interest is discontinued prior to 90 days past due if Management determines that the borrower will not be able to continue making timely payments.

Item 4. Controls and Procedures

Our principal executive officer, principal financial officer, and other members of our senior management have evaluated our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, our principal executive officer and principal financial officer have concluded that the disclosure controls and procedures effectively ensure that information required to be disclosed in our filings and submissions with the SEC under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management (including the principal executive officer and principal financial officer), and is recorded, processed, summarized and reported within the time periods specified by the SEC. In addition, we have reviewed our internal control over financial reporting and there have been no changes in our internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

MERCHANTS BANCSHARES, INC.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

In addition to the other information set forth in this report, please read the factors discussed in Part I – Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the SEC on March 6, 2013, as updated by our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2013 filed with the SEC on August 8, 2013, which could materially adversely affect our business, financial condition and operating results. These risks are not the only ones facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results.

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

None.

Item 6. Exhibits

31.1* Certification of Chief Executive Officer Pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended

31.2* Certification of Chief Financial Officer Pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended

32.1** Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2** Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101** The following materials from Merchants Bancshares, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 formatted in XBRL: (i) Consolidated Balance Sheets at September 30, 2013 and December 31, 2012; (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2013 and 2012; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2013 and 2012; (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012; and (v) Notes to Interim Unaudited Consolidated Financial Statements.

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

November 7, 2013

Date