Form 10-K
period 2013-12-31
MERCHANTS BANCSHARES INC
filed 2014-03-10
CIK 726517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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

The aggregate market value of the registrant’s common stock held by non-affiliates was $147,833,535 as computed using the per share price, as reported on the NASDAQ, as of market close on June 30, 2013.

As of February 28, 2014, there were 6,320,531 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement to Shareholders for the Registrants Annual Meeting of Shareholders to be held on May 15, 2014 are incorporated herein by reference to Part III.

MERCHANTS BANCSHARES, INC. AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2013

TABLE OF CONTENTS

PART I		Page Reference
Item 1	Business	4
Item 1A	Risk Factors	11
Item 1B	Unresolved Staff Comments	16
Item 2	Properties	16
Item 3	Legal Proceedings	16
Item 4	Mine Safety Disclosure	16

PART II
Item 5	Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities	17
Item 6	Selected Financial Data	19
Item 7	Management's Discussion and Analysis of Financial Condition and Results of Operations	20
Item 7A	Quantitative and Qualitative Disclosures about Market Risk	36
Item 8	Financial Statements and Supplementary Data	40
Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	82
Item 9A	Controls and Procedures	82
Item 9B	Other Information	82

PART III*
Item 10	Directors, Executive Officers and Corporate Governance	82
Item 11	Executive Compensation	82
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters	82
Item 13	Certain Relationships and Related Transactions, and Director Independence	82
Item 14	Principal Accountant Fees and Services	82

PART IV
Item 15	Exhibits and Financial Statement Schedules	83
Signatures	Signatures	85

* The information required by Part III is incorporated herein by reference to Merchants’ Proxy Statement for the Annual Meeting of Shareholders to be held on May 15, 2014.

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

Forward-looking statements are based on the current assumptions and beliefs of Management and are only expectations of future results. Our actual results could differ materially from those projected in the forward-looking statements as a result of, among other factors, adverse conditions in the capital and debt markets; changes in interest rates; competitive pressures from other financial institutions; the effects of continuing weakness in general economic conditions on a national basis or in the local markets in which we operate, including changes which adversely affect borrowers’ ability to service and repay our loans; changes in the value of securities and other assets; changes in loan default and charge-off rates; the adequacy of loan loss reserves; reductions in deposit levels necessitating increased borrowing to fund loans and investments; changes in government regulation; and changes in assumptions used in making such forward-looking statements, as well as the other risks and uncertainties detailed in Item 1A. “Risk Factors,” beginning on page 11 of this Annual Report on Form 10-K. Forward-looking statements speak only as of the date on which they are made. We do not undertake any obligation to update any forward-looking statement to reflect circumstances or events that occur after the date the forward-looking statements are made.

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

In several places net interest income is presented on a fully taxable equivalent basis. Specifically included in interest income is tax-exempt interest income from certain tax-exempt loans. An amount equal to the tax benefit derived from this tax exempt income is added back to the interest income total, to produce net interest income on a fully taxable equivalent basis. We believe the disclosure of taxable equivalent net interest income information improves the clarity of financial analysis, and is particularly useful to investors in understanding and evaluating the changes and trends in our results of operations. Other financial institutions commonly present net interest income on a taxable equivalent basis. This adjustment is considered helpful in the comparison of one financial institution’s net interest income to that of another, as each will have a different proportion of taxable exempt interest from its earning assets. Moreover, net interest income is a component of a second financial measure commonly used by financial institutions, net interest margin, which is the ratio of net interest income to average earning assets. A reconciliation of taxable equivalent financial information to our consolidated financial statements prepared in accordance with GAAP appears at the bottom of the table entitled “Distribution of Assets, Liabilities and Shareholders Equity; Interest Rates and Net Interest Margin” on page 23. A 35.0% tax rate was used in both 2013 and 2012.

PART I

ITEM 1 - BUSINESS

OVERVIEW

Merchants Bancshares, Inc. (“Merchants”) is a bank holding company originally organized under Vermont law in 1983 (and subsequently reincorporated in Delaware in 1987) for the purpose of owning all of the outstanding capital stock of Merchants Bank. Merchants Bank, which is Merchants’ primary subsidiary, is a Vermont commercial bank with 32 full-service banking offices located throughout the state of Vermont.

Merchants Bank was organized in 1849 and as of December 31, 2013, is the sole remaining independent statewide commercial banking operation in Vermont, with deposits totaling $1.32 billion, gross loans of $1.17 billion, and total assets of $1.73 billion.  As used herein, “Merchants,” “we,” “us,” and “our” shall mean Merchants Bancshares, Inc. and our subsidiaries unless otherwise noted or the context otherwise requires.

Merchants Bank’s trust division offers investment management, financial planning and trustee services.  As of December 31, 2013, this division had fiduciary responsibility for assets having a market value in excess of $609 million, of which more than $562 million constituted managed assets.

MBVT Statutory Trust I (the “Trust”) was formed on December 15, 2004 as part of our private placement of an aggregate of $20 million of trust preferred securities through a pooled trust preferred program.  The Trust was formed for the sole purpose of issuing non-voting capital securities.  The proceeds from the sale of the capital securities were loaned to us under junior subordinated debentures issued to the Trust. The debentures are the only asset of the Trust and payments under the debentures are the sole revenue of the Trust.

EMPLOYEES

As of December 31, 2013, we employed 292 full-time and 37 part-time employees.  We maintain comprehensive employee benefits programs for employees, including major medical and dental insurance, long-term and short-term disability insurance, life insurance and a 401(k) Plan. We believe that relations with our employees are good.

COMPETITION

Presently, there are 13 independent banks headquartered in the State of Vermont and nine regional or national banks that have operations in Vermont.  Merchants Bank remains the only independent statewide bank headquartered in the State of Vermont.  Of the nine regional or national banks in Vermont, seven are headquartered in either Connecticut, Massachusetts, New Hampshire, New York or Ohio, and two other banking companies are owned by a parent headquartered outside of the United States (one in Canada and one in the United Kingdom). Based upon the FDIC deposit market share data report for June 30, 2013, Merchants has 11.20% of the Vermont deposit market.

We compete in Vermont for deposit and loan business not only with other commercial and savings banks, and savings and loan associations, but also with credit unions and other non-bank financial providers. Credit unions are increasingly becoming more direct competitors of ours. As of December 31, 2013, the most recently available information, there were more than 25 state- or federally-chartered credit unions operating in Vermont.  As a bank holding company and state-chartered commercial bank, we are subject to extensive regulation and supervision, including, in many cases, regulation that limits the type and scope of our activities. The non-bank financial service providers that compete with us may be subject to less restrictive regulation and supervision. Competition from nationally-chartered banks and credit unions continues to be active.

The fact that we are a locally-managed, independent bank has, we believe, contributed significantly to the growth in average loans and deposits between 2006 and 2013. Customers have cited the local management and decision-making as important considerations when choosing a bank, and the sale of several independent Vermont-based financial institutions since 2007 has narrowed the base of independent Vermont-based financial institutions that such customers may favor.

From a retail product standpoint, we have seen a significant change in the competitive landscape in the past few years. Federal legislation enacted during 2010, coupled with the extended period of low absolute interest rates, has prompted many banks to evaluate their transaction account structures and make changes to their product offerings.  We continued to review and change our deposit product line-up and fee structure in 2013.

No material part of our business is dependent upon one, or a few, customers, or upon a particular industry segment, the loss of which would have a material adverse impact on our operations.

REGULATION AND SUPERVISION

General

As a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the “BHCA”), we are subject to regulation and supervision by the Board of Governors of the Federal Reserve System (the “FRB”). As an FDIC-insured state-chartered commercial bank, Merchants Bank is subject to regulation and supervision by the Federal Deposit Insurance Corporation (the “FDIC”) and by the Commissioner of the Department of Financial Regulation of the State of Vermont (the “Commissioner”). This regulatory framework is intended to protect depositors, the federal deposit insurance fund, consumers and the banking system as a whole, and not necessarily investors in the Company. The following discussion is qualified in its entirety by reference to the full text of the statutes, regulations, policies and guidelines described below.

Financial Regulatory Reform Legislation

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), enacted on July 21, 2010, comprehensively reformed the regulation of financial institutions, products and services. Among other things, the Dodd-Frank Act:

•	granted the FRB increased supervisory authority and codified the source of strength doctrine, as discussed in more detail in “—Regulation of the Company—Source of Strength” below;
•	provided for new capital standards applicable to us, as discussed in more detail in “—Capital Adequacy and Safety and Soundness—Regulatory Capital Requirements” below;
•	modified deposit insurance coverage, as discussed in “—Regulation of Merchants Bank—Deposit Insurance” below;
•

barred banking organizations, such as us, from engaging in proprietary trading and from sponsoring and investing in hedge funds and private equity funds, except as permitted under certain limited circumstances, as discussed in “—Bank Holding Company Regulation” below;

•	established the Bureau of Consumer Financial Protection (the “CFPB”);
•	established new minimum mortgage underwriting standards for residential mortgages, as discussed in “—Mortgage Reform” below;
•	permitted the payment of interest on business demand deposit accounts;
•

barred banking organizations, such as Merchants, from engaging in proprietary trading and from sponsoring and investing in hedge funds and private equity funds, except as permitted under certain circumstances, as discussed in “—Volcker Rule Restrictions on Proprietary Trading and Sponsorship of Hedge Funds and Private Equity Funds” below; and

•

established the Financial Stability Oversight Council to designate certain activities as posing a risk to the U.S. financial system and recommend new or heightened standards and safeguards for financial institutions engaging in such activities.

Bank Holding Company Regulation

Source of Strength. Under the Dodd-Frank Act, we are required to serve as a source of financial strength for Merchants Bank in the event of the financial distress of Merchants Bank. This provision codifies the longstanding policy of the FRB. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a bank subsidiary will be assumed by the bankruptcy trustee and entitled to a priority of payment. In addition, any capital loans by a bank holding company to a bank subsidy are subordinate to the payment of deposits and to certain other indebtedness.

Acquisitions and Activities. The BHCA prohibits a bank holding company from acquiring a direct or indirect interest in or control of more than 5% of the voting shares of any company that is not a bank or a bank holding company. The BHCA requires every bank holding company to obtain the prior approval of the FRB before it may acquire substantially all of the assets of any bank, or ownership or control of any voting shares of a bank, if, after such acquisition, it would own or control, directly or indirectly, more than 5% of the voting shares of such bank.

The BHCA prohibits a bank holding company from engaging directly or indirectly in activities other than those of banking, managing or controlling banks or furnishing services to its subsidiary banks. However, a bank holding company may engage in and may own shares of companies engaged in certain activities that the FRB determines to be so closely related to banking or managing and controlling banks as to be a proper incident thereto.

Limitations on Acquisitions of Company Common Stock. The Change in Bank Control Act prohibits a person or group of persons from acquiring “control” of a bank holding company unless the FRB has been notified and has not objected to the transaction. Under a rebuttable presumption established by the FRB, the acquisition of 10% or more of a class of voting securities of a bank holding company, such as the Bancorp, with a class of securities registered under Section 12 of the Exchange Act, would, under the circumstances set forth in the presumption, constitute the acquisition of control of a bank holding company. In addition, any company would be required to obtain the approval of the FRB under the BHCA before acquiring 25% (5% in the case of an acquirer that is a bank holding company) or more, or otherwise obtaining control or a controlling influence over a bank holding company. In 2008, the FRB released guidance on minority investments in banks that relaxed the presumption of control for investments of greater than 10% of a class of outstanding voting securities of a bank holding company in certain instances discussed in the guidance.

Enforcement Powers. The FRB has the authority to issue orders to bank holding companies to cease and desist from unsafe or unsound banking practices and violations of law and regulations or conditions imposed by, or violations of agreements with, or commitments to, the FRB. The FRB is also empowered to assess civil money penalties against companies or individuals who violate the BHCA or orders or regulations thereunder, to order termination of non-banking activities of non-banking subsidiaries of bank holding companies, and to order termination of ownership and control of a non-banking subsidiary by a bank holding company.

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

Deposit Insurance. Substantially all of Merchants Bank’s deposits are insured up to applicable limits by the DIF and are subject to deposit insurance assessments to maintain the DIF. The Federal Deposit Insurance Act (the “FDIA”), as amended by the Federal Deposit Insurance Reform Act and the Dodd-Frank Act, requires the FDIC to set a ratio of deposit insurance reserves to estimated insured deposits—the designated reserve ratio—of at least 1.35%. The FDIC utilizes a risk-based assessment system that imposes insurance premiums based upon a risk matrix that takes into account a bank’s capital level and supervisory rating (“CAMELS rating”). CAMELS ratings reflect the applicable bank regulatory agency’s evaluation of the financial institution’s capital, asset quality, management, earnings, liquidity and sensitivity to risk. Assessment rates may also vary for certain institutions based on long-term debt issuer ratings, secured or brokered deposits. Pursuant to the Dodd-Frank Act, deposit premiums are based on assets rather than insurable deposits. To determine Merchants Bank’s actual deposit insurance premiums, we compute the base amount on Merchants Bank’s average consolidated assets less Merchants Bank’s average tangible equity (defined as the amount of Tier 1 capital) and Merchants Bank’s applicable assessment rate.

Pursuant to the Dodd-Frank Act, FDIC deposit insurance has been permanently increased from $100,000 to $250,000 per depositor. On December 31, 2012, unlimited FDIC insurance on noninterest-bearing transaction accounts under the Dodd-Frank Act expired. Our FDIC insurance expenses totaled $872 thousand in 2013.

Under the FDIA, the FDIC may terminate deposit insurance upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

Acquisitions and Branching. The Bank must seek prior regulatory approval from the Commissioner and the FDIC to acquire another bank or establish a new branch office. Well capitalized and well managed banks may acquire other banks in any state, subject to certain deposit concentration limits and other conditions, pursuant to the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 and the Dodd-Frank Act. In addition, the Dodd-Frank Act authorizes a state-chartered bank, such as the Bank, to establish new branches on an interstate basis to the same extent a bank chartered by the host state may establish branches.

Activities and Investments of Insured State-Chartered Banks. Section 24 of the FDIA generally limits the investment activities of FDIC-insured, state-chartered banks, such as the Bank, when acting as principal, to those that are permissible for national banks. Further, GLBA permits state banks, to the extent permitted under state law, to engage through “financial subsidiaries” in certain activities which are permissible for subsidiaries of a financial holding company. In order to form a financial subsidiary, a state-chartered bank must be well capitalized, and such banks would be subject to certain capital deduction, risk management and affiliate transaction rules, among other things.

Lending Restrictions. Federal law limits a bank’s authority to extend credit to its directors, executive officers and 10% shareholders, as well as to entities controlled by such persons. Among other things, extensions of credit to insiders are required to be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons. Also, the terms of such extensions of credit may not involve more than the normal risk of repayment or present other unfavorable features and may not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the bank’s capital. The Dodd-Frank Act explicitly provides that an extension of credit to an insider includes credit exposure arising from a derivatives transaction, repurchase agreement, reverse repurchase agreement, securities lending transaction or securities borrowing transaction. Additionally, the Dodd-Frank Act requires that asset sale transactions with insiders must be on market terms, and if the transaction represents more than 10% of the capital and surplus of the Bank, be approved by a majority of the disinterested directors of the Bank.

Brokered Deposits. Section 29 of the FDIA and FDIC regulations generally limit the ability of an insured depository institution to accept, renew or roll over any brokered deposit unless the institution’s capital category is “well capitalized” or, with the FDIC’s approval, “adequately capitalized.” Depository institutions, other than those in the lowest risk category, that have brokered deposits in excess of 10% of total deposits will be subject to increased FDIC deposit insurance premium assessments. Additionally, depository institutions considered “adequately capitalized” that need FDIC approval to accept, renew or roll over any brokered deposits are subject to additional restrictions on the interest rate they may pay on deposits.

Community Reinvestment Act. The Community Reinvestment Act (“CRA”) requires the FDIC to evaluate the Bank’s performance in helping to meet the credit needs of the entire communities it serves, including low and moderate-income neighborhoods, consistent with its safe and sound banking operations, and to take this record into consideration when evaluating certain applications. The FDIC’s CRA regulations are generally based upon objective criteria of the performance of institutions under three key assessment tests: (i) a lending test, to evaluate the institution’s record of making loans in its service areas; (ii) an investment test, to evaluate the institution’s record of investing in community development projects, affordable housing, and programs benefiting low or moderate income individuals and businesses; and (iii) a service test, to evaluate the institution’s delivery of services through its branches, ATMs, and other offices. Failure of an institution to receive at least a “Satisfactory” rating could inhibit the Bank or the Bancorp from undertaking certain activities, including engaging in activities newly permitted as a financial holding company under GLBA and acquisitions of other financial institutions. The Bank has achieved a rating of “Satisfactory” on its most recent examination dated November 14, 2011. Vermont has enacted substantially similar community reinvestment requirements.

Enforcement Powers. The FDIC and the Commissioner have the authority to issue orders to banks under their supervision to cease and desist from unsafe or unsound banking practices and violations of law and regulation or conditions imposed by, or violations of agreements with, or commitments to, the FDIC or Commissioner. The FDIC and the Commissioner are also empowered to assess civil money penalties against companies or individuals who violate banking laws, orders or regulations.

Capital Adequacy and Safety and Soundness

Regulatory Capital Requirements. The FRB and the FDIC have issued substantially similar risk-based and leverage capital guidelines applicable to United States banking organizations. In addition, these regulatory agencies may from time to time require that a banking organization maintain capital above the minimum levels due to the banking organization’s financial condition or actual or anticipated growth.

The FRB risk-based guidelines define a three-tier capital framework. Tier 1 capital for bank holding companies generally consists of the sum of common shareholders’ equity, perpetual preferred stock and trust preferred securities (both subject to certain limitations and, in the case of the latter, to specific limitations on the kind and amount of such securities which may be included as Tier 1 capital and certain additional restrictions described below), and minority interests in the equity accounts of consolidated subsidiaries, less goodwill and other non-qualifying intangible assets. Pursuant to the Dodd-Frank Act, trust preferred securities issued after May 19, 2010, will not count as Tier 1 capital. The Company’s currently outstanding trust preferred securities were grandfathered for Tier 1 eligibility, subject to a limit of 25% of Tier 1 capital, under the Final Capital Rule discussed below. Tier 2 capital generally consists of hybrid capital instruments, perpetual debt and mandatory convertible debt securities; perpetual preferred stock and trust preferred securities, to the extent it is not eligible to be included as Tier 1 capital; term subordinated debt and intermediate-term preferred stock; and, subject to limitations, general allowances for loan losses. The sum of Tier 1 and Tier 2 capital less certain required deductions, such as investments in unconsolidated banking or finance subsidiaries, represents qualifying total capital. Risk-based capital ratios are calculated by dividing Tier 1 and total capital, respectively, by risk-weighted assets. Assets and off-balance sheet credit equivalents are assigned to one of four categories of risk-weights, based primarily on relative credit risk. The minimum Tier 1 risk-based capital ratio is 4% and the minimum total risk-based capital ratio is 8%. As of December 31, 2013, our Tier 1 risk-based capital ratio was 14.87% and our total risk-based capital ratio was 16.12%. We are currently considered “well capitalized” under all regulatory definitions.

In addition to the risk-based capital requirements, the FRB requires top-rated bank holding companies to maintain a minimum leverage capital ratio of Tier 1 capital (defined by reference to the risk-based capital guidelines) to its average total consolidated assets of at least 3.0%. For most other bank holding companies (including us), the minimum leverage capital ratio is 4.0%. Bank holding companies with supervisory, financial, operational or managerial weaknesses, as well as bank holding companies that are anticipating or experiencing significant growth, are expected to maintain capital ratios well above the minimum levels. Our leverage capital ratio at December 31, 2013 was 8.44%.

The FDIC has adopted a statement of policy regarding the capital adequacy of state-chartered banks and promulgated regulations to implement the system of prompt corrective action established by Section 38 of the FDIA. Under these regulations, a bank is “well capitalized” if it has: (i) a total risk-based capital ratio of 10.0% or greater; (ii) a Tier 1 risk-based capital ratio of 6.0% or greater; (iii) a leverage capital ratio of 5.0% or greater; and (iv) is not subject to any written agreement, order, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. A bank is “adequately capitalized” if it has: (1) a total risk-based capital ratio of 8.0% or greater; (2) a Tier 1 risk-based capital ratio of 4.0% or greater; and (3) a leverage capital ratio of 4.0% or greater (3.0% under certain circumstances) and does not meet the definition of a “well capitalized bank.”

The FDIC also must take into consideration: (i) concentrations of credit risk; (ii) interest rate risk; and (iii) risks from non-traditional activities, as well as an institution’s ability to manage those risks, when determining the adequacy of an institution’s capital. This evaluation will be made as a part of the institution’s regular safety and soundness examination. Merchants Bank is currently considered well-capitalized under all regulatory definitions.

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

The Basel Committee on Banking Supervision has released new global capital adequacy standards, known as Basel III, setting forth higher capital requirements, enhanced risk coverage, a global leverage ratio, and provisions for counter-cyclical capital and liquidity standards. On July 2, 2013, the federal banking agencies issued a final rule (the “Final Capital Rule”) implementing the Basel III capital standards and establishing the minimum capital requirements for banks and bank holding companies required under the Dodd-Frank Act. The majority of the provisions of the Final Capital Rule apply to bank holding companies and banks with consolidated assets of $500 million or more, such as Merchants and Merchants Bank. The Final Capital Rule establishes a new capital risk-based capital ratio, a minimum common equity Tier 1 capital ratio of 6.5% of risk-weighted assets to be a “well capitalized” institution, and increase the minimum total Tier 1 capital ratio to be a “well capitalized” institution from 6.0% to 8.0%. Additionally, the Final Capital Rule requires that an institution establish a capital conservation buffer of common equity Tier 1 capital in an amount above the minimum risk-based capital requirements for “adequately capitalized” institutions equal to 2.5% of total risk weight assets to avoid restrictions on capital distributions and executive bonuses. The Final Capital Rule increases the required capital for certain categories of assets, including higher-risk construction real estate loans and certain exposures related to securitizations. Under the Final Capital Rule, we may make a one-time, permanent election to continue to exclude accumulated other comprehensive income from capital. If we do not make this election, unrealized gains and losses would be included in the calculation of our regulatory capital.

We must comply with the Final Capital Rule beginning on January 1, 2015.

Safety and Soundness Standards. The FDIA requires the federal bank regulatory agencies to prescribe standards, by regulations or guidelines, relating to internal controls, information systems and internal audit systems, risk management, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, earnings, stock valuation and compensation, fees and benefits, and such other operational and managerial standards as the agencies deem appropriate. Guidelines adopted by the federal bank regulatory agencies establish general standards relating to internal controls and information systems, internal audit systems, risk management, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, and fees and benefits. In general, these guidelines require, among other things, appropriate systems and practices to identify and manage the risk and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal stockholder. In addition, the federal banking agencies adopted regulations that authorize, but do not require, an agency to order an institution that has been given notice by an agency that it is not satisfying any of such safety and soundness standards to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an acceptable compliance plan, the agency must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized institution is subject under the “prompt corrective action” provisions of FDIA. See “—Regulatory Capital Requirements” above. If an institution fails to comply with such an order, the agency may seek to enforce such order in judicial proceedings and to impose civil money penalties.

Dividend Restrictions

We are legal entity separate and distinct from Merchants Bank. Our revenue (on a parent company only basis) is derived primarily from interest and dividends paid to us by Merchants Bank. Our right, and consequently the right of our shareholders, to participate in any distribution of the assets or earnings of any subsidiary through the payment of such dividends or otherwise is necessarily subject to the prior claims of creditors of the subsidiary (including depositors, in the case of Merchants Bank), except to the extent that certain claims of Merchants in a creditor capacity may be recognized.

It is the policy of the FRB that bank holding companies should pay dividends only out of current earnings and only if, after paying such dividends, the bank holding company would remain adequately capitalized. The FRB has the authority to prohibit a bank holding company, such as us, from paying dividends if it deems such payment to be an unsafe or unsound practice. Further, when the Final Capital Rule comes into effect, our ability to pay dividends will be restricted if we do not maintain a capital conservation buffer. See “—Capital Adequacy and Safety and Soundness—Regulatory Capital Requirements” above.

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

Certain Transactions by Bank Holding Companies with their Affiliates

There are various statutory restrictions on the extent to which bank holding companies and their non-bank subsidiaries may borrow, obtain credit from or otherwise engage in “covered transactions” with their insured depository institution subsidiaries. The Dodd-Frank Act amended the definition of affiliate to include an investment fund for which the depository institution or one of its affiliates is an investment adviser. An insured depository institution (and its subsidiaries) may not lend money to, or engage in covered transactions with, its non-depository institution affiliates if the aggregate amount of covered transactions outstanding involving the bank, plus the proposed transaction, exceeds the following limits: (i) in the case of any one such affiliate, the aggregate amount of covered transactions of the insured depository institution and its subsidiaries cannot exceed 10% of the capital stock and surplus of the insured depository institution; and (ii) in the case of all affiliates, the aggregate amount of covered transactions of the insured depository institution and its subsidiaries cannot exceed 20% of the capital stock and surplus of the insured depository institution. For this purpose, “covered transactions” are defined by statute to include a loan or extension of credit to an affiliate; a purchase of or investment in securities issued by an affiliate; a purchase of assets from an affiliate unless, exempted by the FRB; the acceptance of securities issued by an affiliate as collateral for a loan or extension of credit to any person or company; the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate; securities borrowing or lending transactions with an affiliate that creates a credit exposure to such affiliate; or a derivatives transaction with an affiliate that creates a credit exposure to such affiliate. Covered transactions are also subject to certain collateral security requirements. Covered transactions as well as other types of transactions between a bank and a bank holding company must be on market terms and not otherwise unduly favorable to the holding company or an affiliate of the holding company. Moreover, Section 106 of the BHCA provides that, to further competition, a bank holding company and its subsidiaries are prohibited from engaging in certain tying arrangements in connection with any extension of credit, lease or sale of property of any kind, or furnishing of any service.

Consumer Protection Regulation

We are subject to a number of federal and state laws designed to protect consumers and prohibit unfair or deceptive business practices, including the Equal Credit Opportunity Act, the Fair Housing Act, Home Ownership Protection Act, the Fair Credit Reporting Act, as amended by the Fair and Accurate Credit Transactions Act of 2003 (the “FACT Act”), the GLBA, the Truth in Lending Act, CRA, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, the National Flood Insurance Act and various state law counterparts. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must interact with customers when taking deposits, making loans, collecting loans and providing other services. Further, the Dodd-Frank Act established the CFPB, which has the responsibility for making rules and regulations under the federal consumer protection laws relating to financial products and services. The CFPB also has a broad mandate to prohibit unfair or deceptive acts and practices and is specifically empowered to require certain disclosures to consumers and draft model disclosure forms. Failure to comply with consumer protection laws and regulations can subject financial institutions to enforcement actions, fines and other penalties. The FDIC examines Merchants Bank for compliance with CFPB rules and enforces CFPB rules with respect to Merchants Bank.

Mortgage Reform. The Dodd-Frank Act prescribes certain standards that mortgage lenders must consider before making a residential mortgage loan, including verifying a borrower’s ability to repay such mortgage loan, and allows borrowers to assert violations of certain provisions of the Truth-in-Lending Act as a defense to foreclosure proceedings.  Under the Dodd-Frank Act, prepayment penalties are prohibited for certain mortgage transactions and creditors are prohibited from financing insurance policies in connection with a residential mortgage loan or home equity line of credit.  In addition, the Dodd-Frank Act prohibits mortgage originators from receiving compensation based on the terms of residential mortgage loans and generally limits the ability of a mortgage originator to be compensated by others if compensation is received from a consumer.  The Dodd-Frank Act requires mortgage lenders to make additional disclosures prior to the extension of credit, in each billing statement and for negative amortization loans and hybrid adjustable rate mortgages.

Privacy and Customer Information Security. The GLBA requires financial institutions to implement policies and procedures regarding the disclosure of nonpublic personal information about consumers to nonaffiliated third parties. In general, we must provide our customers with an annual disclosure that explains our policies and procedures regarding the disclosure of such nonpublic personal information, and, except as otherwise required or permitted by law, we are prohibited from disclosing such information except as provided in such policies and procedures. The GLBA also requires that we develop, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information (as defined under the GLBA), to protect against anticipated threats or hazards to the security or integrity of such information; and to protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer. We are also required to send a notice to customers whose “sensitive information” has been compromised if unauthorized use of this information is “reasonably possible.” Most of the states, including the state where we operate, have enacted legislation concerning breaches of data security and our duties in response to a data breach. Congress continues to consider federal legislation that would require consumer notice of data security breaches. Pursuant to the FACT Act, we must also develop and implement a written identity theft prevention program to detect, prevent, and mitigate identity theft in connection with the opening of certain accounts or certain existing accounts.

Additionally, the FACT Act amends the Fair Credit Reporting Act to generally prohibit a person from using information received from an affiliate to make a solicitation for marketing purposes to a consumer, unless the consumer is given notice and a reasonable opportunity and a reasonable and simple method to opt out of the making of such solicitations.

Anti-Money Laundering

Under the Bank Secrecy Act (“BSA”) a financial institution is required to have systems in place to detect certain transactions, based on the size and nature of the transaction. Financial institutions are generally required to report to the United States Treasury any cash transactions involving more than $10,000. In addition, financial institutions are required to file suspicious activity reports for transactions that involve more than $5,000 and which the financial institution knows, suspects or has reason to suspect involves illegal funds, is designed to evade the requirements of the BSA or has no lawful purpose. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA PATRIOT Act”), which amended the BSA, is designed to deny terrorists and others the ability to obtain anonymous access to the U.S. financial system. The USA PATRIOT Act has significant implications for financial institutions and businesses of other types involved in the transfer of money. The USA PATRIOT Act, together with the implementing regulations of various federal regulatory agencies, has caused financial institutions, such as Merchants Bank, to adopt and implement additional policies or amend existing policies and procedures with respect to, among other things, anti-money laundering compliance, suspicious activity, currency transaction reporting, customer identity verification and customer risk analysis. In evaluating an application under Section 3 of the BHCA to acquire a bank or an application under the Bank Merger Act to merge banks or affect a purchase of assets and assumption of deposits and other liabilities, the applicable federal banking regulator must consider the anti-money laundering compliance record of both the applicant and the target.

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

Volcker Rule Restrictions on Proprietary Trading and Sponsorship of Hedge Funds and Private Equity Funds

The Dodd-Frank Act bars banking organizations, such as the Company, from engaging in proprietary trading and from sponsoring and investing in hedge funds and private equity funds, except as permitted under certain circumstances, in a provision commonly referred to as the “Volcker Rule.” Under the Dodd-Frank Act, proprietary trading generally means trading by a banking entity or its affiliate for its own account. Hedge funds and private equity funds are described by the Dodd-Frank Act as funds that would be registered under the Investment Company Act but for certain enumerated exemptions. The Volcker Rule restrictions apply to the Company, the Bank and all of their subsidiaries and affiliates.

Federal Home Loan Bank System

Merchants Bank is a member of the Federal Home Loan Bank of Boston (the “FHLBB”), which is one of the regional Federal Home Loan Banks comprising the Federal Home Loan Bank System. Each Federal Home Loan Bank provides a central credit facility primarily for member institutions. A member institution is required to acquire and hold shares of capital stock in the FHLBB in an amount at least equal to the sum of 0.35% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year and 4.5% of its advances (borrowings) from the FHLBB. We were in compliance with this requirement at December 31, 2013 with an investment in FHLBB stock as of December 31, 2013 of $7.50 million. We receive dividends on our FHLBB stock. The FHLBB has recently declared dividends equal to an annual yield of approximately the daily average three-month LIBOR yield for the quarter for which the dividend has been declared. Dividend income on FHLBB stock of $27 thousand was recorded during 2013.

Any advances from the FHLBB must be secured by specified types of collateral, and long-term advances may be used for the purpose of providing funds for residential housing finance, commercial lending and to purchase investments. Long term advances may also be used to help alleviate interest rate risk for asset and liability management purposes. As of December 31, 2013, we had no FHLBB advances.

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

Because our loan portfolio is in Vermont, we may be adversely affected by regional economic conditions. Further, because a substantial portion of our loan portfolio is secured by real estate in Vermont, the value of the associated collateral is also subject to regional real estate market conditions. If these areas experience adverse economic, political or business conditions, we would likely experience higher rates of loss and delinquency on our loan portfolio than if it was more geographically diverse.

Our financial condition and results of operations have been adversely affected, and may continue to be adversely affected, by general market and economic conditions.

We have been, and continue to be, impacted by general business and economic conditions in the United States and, to a lesser extent, abroad.  These conditions include short-term and long-term interest rates, inflation, money supply, political issues, legislative and regulatory changes, fluctations in both debt and equity capital markets, broad trends in industry and finance, unemployment and the strength of the U.S. economy and the local economies in which we operate, all of which are beyond our control. Deterioration or continued weakness in any of these conditions could result in increases in loan delinquencies and nonperforming assets, decreases in loan collateral values, the value of our investment portfolio and demand for our products and services. While the U.S. economy is improving, the recovery has been slow and there remains some uncertainty regarding its sustainability.

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

We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. We rely on our loan quality reviews, our experience and our evaluation of economic conditions, among other factors, in determining the amount of the allowance for loan losses. If our assumptions prove to be incorrect, our allowance for loan losses may not be sufficient to cover probable incurred losses in our loan portfolio, resulting in additions to our allowance. In addition, bank regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs, which may have a material adverse effect on our financial condition and results of operations.

Our commercial, commercial real estate and construction loan portfolio may expose us to increased credit risks.

At December 31, 2013, approximately 49% of our loan portfolio was comprised of commercial, commercial real estate, and construction loans with three of those relationships exceeding $17 million, exposing us to the risks inherent in financings based upon analyses of credit risk, the value of underlying collateral, including real estate, and other more intangible factors, which are considered in making commercial loans. In general, commercial and commercial real estate loans historically pose greater credit risks than owner occupied residential mortgage loans.  The repayment of commercial real estate loans depends on the business and financial condition of borrowers, and a number of our borrowers have more than one commercial real estate loan outstanding with us. Economic events and changes in government regulations, which we and our borrowers cannot control or reliably predict, could have an adverse impact on the cash flows generated by properties securing our commercial real estate loans and on the values of the properties securing those loans. Repayment of commercial loans depend substantially on the borrowers’ underlying business, financial condition and cash flows.  Commercial loans are generally collateralized by equipment, inventory, accounts receivable and other fixed assets.  Compared to real estate, that type of collateral is more difficult to monitor, its value is harder to ascertain, it may depreciate more rapidly and it may not be as readily saleable if repossessed.

Environmental liability associated with our lending activities could result in losses.

In the course of business, we may acquire, through foreclosure, properties securing loans we have originated or purchased that are in default. Particularly in commercial real estate lending, there is a risk that material environmental violations could be discovered at these properties. In this event, we might be required to remedy these violations at the affected properties at our sole cost and expense. The cost of remedial action could substantially exceed the value of affected properties. We may not have adequate remedies against the prior owner or other responsible parties and could find it difficult or impossible to sell the affected properties. These events could have an adverse effect on our financial condition and results of operations.

We operate in a highly regulated environment and may be adversely affected by changes in laws and regulations.

We are subject to regulation and supervision by the FRB, and Merchants Bank is subject to regulation and supervision by the FDIC and the Commissioner. Federal and state laws and regulations govern numerous matters affecting us, including changes in the ownership or control of banks and bank holding companies, maintenance of adequate capital and the financial condition of a financial institution, permissible types, amounts and terms of extensions of credit and investments, permissible nonbanking activities, the level of reserves against deposits and restrictions on dividend payments. The FDIC and the Commissioner possess the power to issue cease and desist orders to prevent or remedy unsafe or unsound practices or violations of law by banks subject to their regulation, and the FRB possesses similar powers with respect to bank holding companies. These and other restrictions limit the manner in which we may conduct business and obtain financing.

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

The Dodd-Frank Act comprehensively reformed the regulation of financial institutions, products and services. Because many aspects of the Dodd-Frank Act are subject to rulemaking that will take effect over several years, it is difficult to forecast the full impact that such rulemaking will have on us, our customers or the financial industry. In addition, the Dodd-Frank Act established the CFPB as an independent bureau of the FRB. The CFPB has the authority to prescribe rules for all depository institutions governing the provision of consumer financial products and services, which may result in rules and regulations that reduce the profitability of such products and services or impose greater costs and restrictions on us and our subsidiaries. The Dodd-Frank Act also established new minimum mortgage underwriting standards for residential mortgages, and the regulatory agencies have focused on the examination and supervision of mortgage lending and servicing activities.

Effective December 10, 2013, pursuant to the Dodd-Frank Act, federal banking and securities regulators issued final rules to implement Section 619 of the Dodd-Frank Act, commonly referred to as the “Volcker Rule.” Generally, the Volcker Rule restricts banking organizations and their affiliated companies from engaging in proprietary trading and from sponsoring and investing in hedge funds and private equity funds, except as permitted under certain limited circumstances. After the transition period, the Volcker Rule restrictions will apply to Merchants, Merchants Bank and all of our subsidiaries and affiliates, unless an exception applies. Under the final rule, we may be required to divest some or all of our collateralized loan obligations by July of 2015.  As a result, we took an impairment charge totaling $166 thousand during the fourth quarter of 2013. We are continuing to analyze the impact of the Volcker Rule on our investment portfolio and we may make changes to our investment strategies, which could negatively affect our earnings.

Current and future legal and regulatory requirements, restrictions, and regulations, including those imposed under the Dodd-Frank Act, may adversely impact our profitability and may have a material and adverse effect on our business, financial condition, and results of operations; may require us to invest significant management attention and resources to evaluate and make any changes required by the legislation and related regulations; and may make it more difficult for us to attract and retain qualified executive officers and employees.

We will become subject to more stringent capital requirements.

The Dodd-Frank Act required the federal banking agencies to establish minimum leverage and risk-based capital requirements for insured banks and their holding companies. The federal banking agencies issued a joint final rule, or the “Final Capital Rule,” that implements the Basel III capital standards and establishes the minimum capital levels required under the Dodd-Frank Act. We must comply with the Final Capital Rule by January 1, 2015. The Final Capital Rule establishes a minimum common equity Tier I capital ratio of 6.5% of risk-weighted assets for a “well capitalized” institution and increases the minimum Tier I capital ratio for a “well capitalized” institution from 6.0% to 8.0%. Additionally, the Final Capital Rule requires an institution to maintain a 2.5% common equity Tier I capital conservation buffer over the 6.5% minimum risk-based capital requirement for “adequately capitalized” institutions, or face restrictions on the ability to pay dividends, discretionary bonuses, and engage in share repurchases. The Final Capital Rule permanently grandfathers trust preferred securities issued before May 19, 2010, subject to a limit of 25% of Tier I capital. The Final Capital Rule increases the required capital for certain categories of assets, including high-volatility construction real estate loans and certain exposures related to securitizations; however, the Final Capital Rule retains the current capital treatment of residential mortgages. Under the Final Capital Rule, we may make a one-time, permanent election to continue to exclude accumulated other comprehensive income from capital. If we do not make this election, unrealized gains and losses will be included in the calculation of our regulatory capital. Implementation of these standards, or any other new regulations, may adversely affect our ability to pay dividends, or require us to reduce business levels or raise capital, including in ways that may adversely affect our results of operations or financial condition.

We may incur fines, penalties and other negative consequences from regulatory violations, possibly even inadvertent or unintentional violations.

We maintain systems and procedures designed to ensure that we comply with applicable laws and regulations. However, some legal/regulatory frameworks provide for the imposition of fines or penalties for noncompliance even though the noncompliance was inadvertent or unintentional and even though there was in place at the time systems and procedures designed to ensure compliance. For example, we are subject to regulations issued by the Office of Foreign Assets Control, or “OFAC,” that prohibit financial institutions from participating in the transfer of property belonging to the governments of certain foreign countries and designated nationals of those countries. OFAC may impose penalties for inadvertent or unintentional violations even if reasonable processes are in place to prevent the violations. There may be other negative consequences resulting from a finding of noncompliance, including restrictions on certain activities. Such a finding may also damage our reputation as described below and could restrict the ability of institutional investment managers to invest in our securities.

We face significant legal risks, both from regulatory investigations and proceedings and from private actions brought against us.

From time to time we are named as a defendant or are otherwise involved in various legal proceedings, including class actions and other litigation or disputes with third parties. There is no assurance that litigation with private parties will not increase in the future. Actions currently pending against us may result in judgments, settlements, fines, penalties or other results adverse to us, which could materially adversely affect our business, financial condition or results of operations, or cause serious reputational harm to us. As a participant in the financial services industry, it is likely that we will continue to experience a high level of litigation related to our businesses and operations.

Our businesses and operations are also subject to increasing regulatory oversight and scrutiny, which may lead to additional regulatory investigations or enforcement actions. These and other initiatives from federal and state officials may subject us to further judgments, settlements, fines or penalties, or cause us to be required to restructure our operations and activities, all of which could lead to reputational issues, or higher operational costs, thereby reducing our revenue.

Competition in the local banking industry may impair our ability to attract and retain customers at current levels.

Competition in the markets in which we operate may limit our ability to attract and retain customers. In particular, our competitors include major financial companies whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous banking locations and mount extensive promotional and advertising campaigns. Additionally, banks and other financial institutions with larger capitalization, as well as financial intermediaries not subject to bank regulatory restrictions, have larger lending limits and are able to serve the credit and investment needs of larger customers. There is also increased competition by out-of-market competitors through the Internet. If we are unable to attract and retain customers, we may be unable to continue our loan growth and our results of operations and financial condition may otherwise be negatively impacted.

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

Our ability to attract and retain customers and employees, and maintain relationships with vendors, third-party service providers and others, could be adversely affected to the extent our reputation is harmed.

We are dependent on our reputation within our market area, as a trusted and responsible financial company, for all aspects of our relationships with customers, employees, vendors, third-party service providers, and others, with whom we conduct business or potential future business. Our ability to attract and retain customers and employees, and maintain relationships with vendors, third-party service providers and others, could be adversely affected to the extent our reputation is damaged. Our actual or perceived failure to address various issues could give rise to reputational risk that could cause harm to us and our business prospects, including failure to properly address operational risks. These issues also include, but are not limited to, legal and regulatory requirements; privacy; properly maintaining customer and associate personal information; record keeping; money-laundering; sales and trading practices; ethical issues; appropriately addressing potential conflicts of interest; and the proper identification of the legal, reputational, credit, liquidity and market risks inherent in our products. Failure to appropriately address any of these issues could also give rise to additional regulatory restrictions, reputational harm and legal risks, which could, among other consequences, increase the size and number of litigation claims and damages asserted or subject us to enforcement actions, fines and penalties and cause us to incur related costs and expenses.

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

We rely on other companies to provide key components of our business infrastructure.

Third party vendors provide key components of our business infrastructure such as internet connections, network access and core application processing. While we have selected these third party vendors carefully, we do not control their actions. Any problems caused by these third parties, including as a result of their not providing us their services for any reason or their performing their services poorly, could adversely affect our ability to deliver products and services to our customers or otherwise conduct our business efficiently and effectively. Replacing these third party vendors could also entail significant delay and expense.

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

We are legal entity that is separate and distinct from Merchants Bank. Our revenue (on a parent company only basis) is derived primarily from interest and dividends paid to us by Merchants Bank. Our right, and consequently the right of our shareholders, to participate in any distribution of the assets or earnings of any subsidiary through the payment of such dividends or otherwise is necessarily subject to the prior claims of creditors of the subsidiary (including depositors, in the case of Merchants Bank), except to the extent that certain claims of Merchants in a creditor capacity may be recognized. See Item 1, “Business—Regulation and Supervision—Capital Adequacy and Safety and Soundness.”

Our shareholders may not receive dividends on our common stock.

Holders of our common stock are entitled to receive dividends only when, as and if declared by our board of directors. Although we have historically declared cash dividends on our common stock, we are not required to do so and our board of directors may reduce or eliminate our common stock dividend in the future. It is the policy of the FRB that bank holding companies should pay dividends only out of current earnings and only if, after paying such dividends, the bank holding company would remain adequately capitalized. The FRB has the authority to prohibit a bank holding company, such as us, from paying dividends if it deems such payment to be an unsafe or unsound practice. The FDIC has the authority to use its enforcement powers to prohibit a bank from paying dividends if, in its opinion, the payment of dividends would constitute an unsafe or unsound practice. Federal law also prohibits the payment of dividends by a bank that will result in the bank failing to meet its applicable capital requirements on a pro forma basis. Further, when the Final Capital Rule comes into effect our ability to pay dividends would be restricted if we do not maintain a capital conservation buffer. A reduction or elimination of dividends could adversely affect the market price of our common stock. See Item 1, “Business—Regulation and Supervision—Dividend Restrictions” and “Business—Regulation and Supervision—Capital Adequacy and Safety and Soundness —Regulatory Capital Requirements.”

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

Pursuant to GAAP, we are required to use certain assumptions and estimates in preparing our financial statements, including in determining credit loss reserves, reserves related to litigation and the fair value of certain assets and liabilities, among other items. If assumptions or estimates underlying our financial statements are incorrect, we may experience material losses. For additional information, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies.”

There are potential risks associated with future acquisitions and expansions.

We evaluate acquisition and other expansion opportunities and strategies. To the extent we acquire other companies in the future, our business may be negatively impacted by certain risks inherent with such acquisitions. Some of these risks include the following:

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

We may need to raise additional capital in the future and such capital may not be available when needed.

As a bank holding company, we are required by regulatory authorities to maintain adequate levels of capital to support our operations.  We may need to raise additional capital in the future to provide us with sufficient capital resources and liquidity to meet our commitments and business needs.  Our ability to raise additional capital, if needed, will depend on, among other things, conditions in the capital markets at that time, which are outside of our control, and our financial performance.  We cannot assure you that such capital will be available to us on acceptable terms or at all.  Our inability to raise sufficient additional capital on acceptable terms when needed could subject us to certain activity restrictions or to a variety of enforcement remedies available to the regulatory authorities, including limitations on our ability to pay dividends or pursue acquisitions, the issuance by regulatory authorities of a capital directive to increase capital and the termination of deposit insurance by the FDIC.

Certain provisions of our articles of incorporation may have an anti-takeover effect.

Provisions of our certificate of incorporation and bylaws and regulations and federal banking laws, including regulatory approval requirements, could make it more difficult for a third party to acquire us, even if doing so would be perceived to be beneficial to our shareholders. The combination of these provisions may inhibit a non-negotiated merger or other business combination, which, in turn, could adversely affect the market price of our common stock.

ITEM 1B – UNRESOLVED STAFF COMMENTS

None.

ITEM 2 – PROPERTIES

As of December 31, 2013, we operated 32 full-service banking offices and more than 40 ATMs throughout the state of Vermont. Our headquarters are located at 275 Kennedy Drive, South Burlington, Vermont, which also houses our operations and administrative offices and our Trust division.

We lease certain premises from third parties, including our headquarters, under current market terms and conditions. All offices are in good physical condition with modern equipment and facilities considered adequate to meet the banking needs of customers in the communities served. Additional information relating to our properties is set forth in Note 6 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

ITEM 3 – LEGAL PROCEEDINGS

We are involved in various legal proceedings arising from our normal business activities. In the opinion of Management, based upon input from counsel on the anticipated outcome of such proceedings, final disposition of these proceedings will not have a material adverse effect on our consolidated financial position.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock and Dividends

The common stock of Merchants is traded on the NASDAQ Global Select Market under the trading symbol “MBVT”. Merchants currently pays dividends on a quarterly basis. Quarterly stock prices and dividends per share paid for each quarterly period during the last two years were as follows:

			Dividends
Quarter Ended	High	Low	Paid
December 31, 2013	$ 33.55	$ 28.78	$ 0.28
September 30, 2013	33.65	28.54	0.28
June 30, 2013	31.25	27.07	0.28
March 31, 2013	31.14	27.22	0.28
December 31, 2012	30.02	25.80	0.28
September 30, 2012	30.48	25.94	0.28
June 30, 2012	28.68	25.07	0.28
March 31, 2012	29.89	25.89	0.28

High and low stock prices are based upon quotations as reported by the NASDAQ Global Select Market. Prices of transactions between private parties may vary from the ranges quoted above.

As of February 28, 2014, Merchants had 728 shareholders of record.  Merchants declared and distributed dividends totaling $1.12 per share during 2013. In January 2014, Merchants declared a dividend of $0.28 per share for the fourth quarter of 2013, which was paid on February 20, 2014, to shareholders of record as of February 6, 2014. Future dividends will depend upon the financial condition and earnings of Merchants and its subsidiaries, its need for funds and other factors, including applicable government regulations.

Merchants Bancshares, Inc. is a legal entity that is separate and distinct from Merchants Bank. The revenue of Merchants (on a parent company-only basis) is derived primarily from interest and dividends paid to it by Merchants Bank.  See “Business—Regulation and Supervision—Dividend Restrictions” above, which is incorporated herein by reference, for a discussion on statutory restrictions on the payment of dividends by Merchants Bancshares, Inc. and Merchants Bank.

Performance Graph

The line-graph presentation below compares cumulative five-year shareholder returns with the NASDAQ Bank Index and the Russell 2000 Index. The comparison assumes the investment, on December 31, 2008, of $100 in Merchants’ common stock and each of the foregoing indices and reinvestment of all dividends.

	Period Ending
Index	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13
Merchants Bancshares, Inc.	100.00	127.05	162.20	179.12	170.98	222.01
NASDAQ Bank	100.00	83.70	95.55	85.52	101.50	143.84
Russell 2000	100.00	127.17	161.32	154.59	179.86	249.69

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

Securities Authorized for Issuance under Equity Compensation Plans

We maintain two equity compensation plans: the 2008 Deferred Compensation Plan for Non-Employee Directors and Trustees and the Amended and Restated Merchants Bancshares, Inc. 2008 Stock Incentive Plan.  Each of these plans has been approved by our shareholders. The following table includes information as of December 31, 2013 about these plans. See Note 13 to the consolidated financial statements included in Item 8 for a description of these plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Equity Compensation Plans Approved by Security Holders	87,591	(a)	$ 22.95	(b)	561,552
Equity Compensation Plans Not Approved by Security Holders	0		0		0
Total	87,591		$ 22.95		561,552

(a)This number relates to the Amended and Restated Merchants Bancshares, Inc. 2008 Stock Incentive Plan.

(b)This price reflects the weighted-average exercise price of outstanding stock options under the Amended and Restated Merchants Bancshares, Inc. 2008 Stock Incentive Plan.

Issuer Repurchase of Equity Securities

We extended our stock buyback program through January 2015. Under the program, which was originally adopted in January 2007, we may repurchase up to 200,000 shares of our common stock on the open market from time to time, and have purchased 143,475 shares at an average price per share of $22.94 since the program's adoption. We did not repurchase any of our shares during 2013, 2012 or 2011 and do not expect to repurchase shares in the near future.

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

Merchants Bancshares, Inc.
Five Year Summary of Financial Data

	At or For the Year Ended December 31,
(In thousands except share and per share data)	2013	2012	2011	2010	2009
Results For The Year
Interest and dividend income	$ 53,967	$ 56,857	$ 58,018	$ 60,262	$ 66,340
Interest expense	5,070	6,883	8,644	11,107	16,224
Net interest income	48,897	49,974	49,374	49,155	50,116
Provision (credit) for loan losses	800	950	750	(1,750)	4,100
Net interest income after provision (credit) for loan losses	48,097	49,024	48,624	50,905	46,016
Noninterest income	11,630	12,613	11,849	12,947	12,083
Noninterest expense	40,618	42,466	42,729	43,743	41,866
Income before income taxes	19,109	19,171	17,744	20,109	16,233
Provision for income taxes	3,978	3,977	3,124	4,648	3,754
Net income	$ 15,131	$ 15,194	$ 14,620	$ 15,461	$ 12,479

Share Data
Basic earnings per common share	$ 2.40	$ 2.43	$ 2.35	$ 2.51	$ 2.04
Diluted earnings per common share	$2.40 $	$ 2.42	$ 2.35	$ 2.51	$ 2.04
Cash dividends declared per common share	$ 1.12	$ 1.12	$ 1.12	$ 1.12	$ 1.12
Weighted average common shares outstanding (1)	6,302,494	6,258,832	6,212,187	6,167,446	6,105,909
Period end common shares outstanding (2)	6,318,708	6,282,385	6,232,783	6,186,363	6,141,823
Year-end book value per share	$ 19.94	$ 19.84	$ 18.54	$ 16.95	$ 15.65
Year-end book value per share (2)	$ 18.93	$ 18.82	$ 17.57	$ 16.06	$ 14.82

Key Performance Ratios
Return on average shareholders' equity	12.97%	13.37%	14.11%	16.18%	14.73%
Return on average assets	0.90%	0.92%	0.97%	1.07%	0.91%
Average equity to average assets	6.95%	6.89%	6.87%	6.64%	6.16%
Tier 1 leverage ratio	8.44%	8.08%	8.08%	7.90%	7.67%
Tangible equity ratio	6.93%	6.92%	6.80%	6.68%	6.34%
Dividend payout ratio	46.67%	46.28%	47.66%	44.62%	54.90%
Allowance for loan losses to total loans at year-end	1.03%	1.07%	1.03%	1.11%	1.19%
Nonperforming loans as a percentage of total loans	0.08%	0.27%	0.24%	0.45%	1.58%
Net interest margin	3.15%	3.28%	3.51%	3.65%	3.80%

Average Balances
Total assets	$ 1,677,342	$ 1,648,393	$ 1,507,656	$ 1,438,730	$ 1,376,054
Earning assets	1,617,225	1,587,190	1,461,359	1,379,475	1,326,326
Gross loans	1,133,637	1,057,446	971,003	912,363	901,582
Investments (3)	455,679	509,384	436,170	437,058	388,215
Total deposits	1,299,449	1,222,423	1,120,234	1,053,503	1,003,778
Shareholders' equity	116,640	113,621	103,639	95,580	84,706

At Year-End
Total assets	$ 1,725,469	$ 1,708,550	$ 1,611,869	$ 1,487,644	$ 1,434,861
Gross loans	1,166,233	1,082,923	1,027,626	910,794	918,538
Allowance for loan losses	12,042	11,562	10,619	10,135	10,976
Investments (3)	400,835	517,233	520,939	475,386	417,441
Total deposits	1,323,576	1,271,080	1,177,880	1,092,196	1,043,319
Shareholders' equity	119,611	118,221	109,537	99,331	90,625

(1) Weighted average common shares outstanding includes an average of  312,652; 316,920; 318,110; 318,549; and 317,288 shares held in Rabbi Trusts for deferred compensation plans for directors for 2013, 2012, 2011, 2010 and 2009, respectively.

(2) Period end common shares outstanding and year-end book value include 319,854; 324,515; 325,703; 327,100; and 326,453 shares held in Rabbi Trusts for deferred compensation plans for directors for 2013, 2012, 2011, 2010 and 2009, respectively.

(3) Includes Federal Home Loan Bank stock of $7.50 million for 2013, $8.15 million for 2012 and $8.63 million for 2011, 2010 and 2009.

Merchants Bancshares, Inc.

Summary of Quarterly Financial Information

(Unaudited)

(In thousands except per share data)	2013					2012
	Q4	Q3	Q2	Q1	Year	Q4	Q3	Q2	Q1	Year
Interest and dividend income	$ 13,416	$ 13,384	$ 13,620	$ 13,547	$ 53,967	$ 13,963	$ 14,229	$ 14,246	$ 14,419	$ 56,857
Interest expense	1,229	1,232	1,310	1,299	5,070	1,428	1,565	1,907	1,983	6,883
Net interest income	12,187	12,152	12,310	12,248	48,897	12,535	12,664	12,339	12,436	49,974
Provision for loan losses	0	400	150	250	800	250	250	200	250	950
Noninterest income	3,522	2,786	2,765	2,647	11,630	2,985	3,465	3,473	2,691	12,613
Noninterest expense	10,942	9,900	9,847	10,019	40,618	10,364	10,715	10,955	10,433	42,466
Income before income taxes	4,767	4,638	5,078	4,626	19,109	4,906	5,164	4,657	4,444	19,171
Provision for income taxes	944	964	1,053	1,017	3,978	1,066	1,159	921	831	3,977
Net income	$ 3,823	$ 3,674	$ 4,025	$ 3,609	$ 15,131	$ 3,840	$ 4,005	$ 3,736	$ 3,613	$ 15,194
Basic earnings per share	0.61	0.58	0.64	0.57	$ 2.40	$ 0.61	$ 0.64	$ 0.60	$ 0.58	$ 2.43
Diluted earnings per share	0.60	0.58	0.64	0.57	$ 2.40	0.61	0.64	0.60	0.58	2.42
Cash dividends declared and paid per share	$ 0.28	$ 0.28	$ 0.28	$ 0.28	$ 1.12	$ 0.28	$ 0.28	$ 0.28	$ 0.28	$ 1.12

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

Allowance for Credit Losses: The allowance for credit losses (“Allowance”) includes the allowance for loan losses (“ALL”) and the reserve for undisbursed lines of credit. The Allowance, which is established through the provision for credit losses, is based on Management’s evaluation of the level of allowance required in relation to probable incurred losses in the loan portfolio and undisbursed lines of credit. Management believes the Allowance is a significant estimate and therefore evaluates its adequacy each quarter. When determining the appropriate amount of the Allowance, Management considers factors such as previous loss experience, the size and composition of the loan portfolio, current economic and real estate market conditions, the performance of individual loans in relation to contract terms, and the estimated fair value of collateral that secures the loans. The use of different estimates or assumptions could produce a different Allowance.

Income Taxes: We estimate our income taxes for each period for which a statement of income is presented. This involves estimating our actual current tax exposure, as well as assessing temporary differences resulting from differing timing of recognition of expenses, income and tax credits, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheets. We must also assess the likelihood that any deferred tax assets will be recovered from future taxable income and, to the extent that recovery is not likely, a valuation allowance must be established. Significant Management judgment is required in determining income tax expense, and deferred tax assets and liabilities. As of December 31, 2013, we determined that no valuation allowance for deferred tax assets was necessary.

Valuation of Investment Securities: Management evaluates securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. When an other-than-temporary impairment has occurred, the amount of the other-than-temporary impairment recognized in earnings depends on whether we intend to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss. To determine whether impairment is other‑than‑temporary, we consider all available information relevant to the collectability of the security, including past events, current conditions, and reasonable and supportable forecasts when developing estimates of cash flows expected to be collected. Factors considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to year‑end, forecasted performance of the investee, and the general market conditions in the geographic area or industry the investee operates in.

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

GENERAL

The following discussion and analysis of financial condition and results of operations of Merchants and its subsidiaries for the three years ended December 31, 2013 should be read in conjunction with the consolidated financial statements and Notes thereto and selected statistical information appearing elsewhere in this Annual Report on Form 10-K. The financial condition and results of operations of Merchants essentially reflect the operations of its principal subsidiary, Merchants Bank. Certain statements contained in this section are forward-looking statements subject to certain risks and uncertainties described in this Annual Report on Form 10-K under the headings “Forward-Looking Statements” and “Risk Factors.”

Non-GAAP Financial Measures

Certain measurements contained in this section that are presented on a fully taxable equivalent basis constitute non-GAAP financial measures as described in this Annual Report on Form 10-K under the heading “Use of Non-GAAP Financial Measures” above.

RESULTS OF OPERATIONS

Overview

We realized net income of $15.13 million, $15.19 million and $14.62 million for the years ended December 31, 2013, 2012 and 2011, respectively. Basic earnings per share were $2.40, $2.43 and $2.35 and diluted earnings per share were $2.40, $2.42 and $2.35 for the years ended December 31, 2013, 2012 and 2011, respectively. We declared and distributed total dividends of $1.12 per share each year during 2013, 2012 and 2011. On January 23, 2014, we declared a dividend of $0.28 per share for the fourth quarter of 2013, which was paid on February 20, 2014, to shareholders of record as of February 6, 2014.  Total assets were $1.73 billion at December 31, 2013, an increase of $16.92 million over year end 2012.  Total shareholders’ equity was $119.61 million at December 31, 2013, an increase of 1.2% over the balance at December 31, 2012.

Our return on average equity was 12.97%, 13.37% and 14.11% for 2013, 2012 and 2011, respectively, and our return on average assets was 0.90%, 0.92% and 0.97% for 2013, 2012 and 2011, respectively. Book value per share increased to $19.94 during 2013. Our capital ratios remain strong, with a Tier 1 leverage ratio of 8.44%, a total risk-based capital ratio of 16.12% and a tangible capital ratio of 6.93%.

➢

Net interest income: Our taxable equivalent net interest income was $50.96 million for 2013, a decrease of $1.03 million from 2012.  Our net interest margin for 2013 was 3.15%, a 13 basis point decrease from 2012.

➢	Provision for Credit Losses: Asset quality remained strong throughout 2013. We booked a provision for credit losses of $800 thousand for 2013, compared to $950 thousand for 2012.
➢	Loans: Total loans at December 31, 2013 were $1.17 billion, an increase of $83.31 million, or 7.69%, over the total loan balance at December 31, 2012.
➢	Investments: Total investments at year end 2013 were $393.34 million, a decrease of $115.75 from year end 2012.
➢	Deposits: Total deposits at year end 2013 were $1.32 billion, an increase of $52.50 million over the balance at year end 2012.

Net Interest Income

2013 compared with 2012

As shown on the table on page 23, our taxable equivalent net interest income was $50.96 million for the year ended December 31, 2013 compared to $51.99 million for 2012.   We used cash flows from the investment portfolio to fund loan growth during 2013, and grew average loans for 2013 by $76.19 million, funded in part by a $53.71 million reduction in the average investment portfolio. Overall earning assets increased by $30.03 million during 2013; however, the extended low interest rate environment combined with competitive pressure on spreads resulted in overall lower asset yields and lower levels of net interest income for 2013 compared to 2012. Our taxable equivalent net interest margin decreased 13 basis points to 3.15% for 2013 from 3.28% for 2012. Margin compression during 2013 was the result of reduced asset yields, which decreased 25 basis points during 2013.  Average loan yields decreased 38 basis points and average investment yields decreased 14 basis points.  One of the factors influencing our loan yields was an increase in variable rate loans.  Average variable rate loans for the fourth quarter of 2013 were $315.58 million, an increase of $53.63 million from the fourth quarter of 2012.  These loans have a lower current yield than fixed rate loans, but will have higher yields when short-term rates start to rise.

Average interest bearing deposits increased $45.13 million during 2013; however, the mix of those deposits changed during the year. Relatively expensive time deposits decreased $20.95 million, while low cost transaction accounts increased by $66.08 million. The increase in interest bearing deposits was primarily the result of intentional migration out of our collateralized deposit, or repurchase agreement, categories to deposit categories, allowing us to free up collateral while also preserving this low cost funding source.  We also succeeded in growing our noninterest bearing checking account categories during 2013, growing that funding source by $31.90 million. The average cost of interest bearing liabilities for 2013 was 0.39%, a decrease of 13 basis points from 2012.

2012 compared with 2011

Our taxable equivalent net interest income was $51.99 million for the year ended December 31, 2012, compared to $51.30 million for same period in 2011. Our taxable equivalent net interest margin decreased 23 basis points to 3.28% during 2012. Our continued growth in earning assets helped offset margin compression and increased net interest income during 2012. Average earning assets for 2012 were $1.59 billion, an increase of $125.83 million over 2011.

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

Decreased loan yields resulted from the combined effect of the extended low interest rate environment and competitive pressure for strong credits.  Decreased yields in our investment portfolio were a result of the extended low interest rate environment and tight spreads for agency-issued or guaranteed investments.

We continued our efforts to offset decreased yields on our assets by increasing balances in our lower cost checking and money market account balances and reducing our overall funding costs.  Of the $102.19 million in total growth in average deposits during 2012, $51.02 million was in our demand deposit accounts and $66.10 million was in savings, interest bearing checking and money market accounts. These increases were offset by a $14.94 million decrease in time deposits.  Average time deposits as a percentage of total average deposits declined to 28.1% for 2012 compared to 31.9% for 2011. The average cost of interest bearing liabilities for 2012 was 52 basis points, an 18 basis point decrease from 2011. We prepaid a total of $20 million in long-term FHLBB advances at a rate of 2.75% during 2012, incurring total prepayment penalties of $1.36 million. These prepayments, we believe, will reduce our overall cost of funds going forward.

The following table presents an analysis of net interest income and illustrates interest income earned and interest expense charged for each major component of interest earning assets and interest bearing liabilities. Yields/rates are computed on a fully taxable-equivalent (“FTE”) basis, using a 35% rate.  Nonaccrual loans are included in the average loan balance outstanding.

Distribution of Assets, Liabilities and Shareholders' Equity; Interest Rates and Net Interest Margin

	2013			2012			2011
		Interest	Average		Interest	Average		Interest	Average
Taxable equivalent	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(In thousands)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS:
Loans, including fees on loans	$1,133,637	$46,045	4.06%	$1,057,446	$46,992	4.44%	$971,003	$47,201	4.86%
Investments	455,679	9,912	2.18%	509,384	11,834	2.32%	436,170	12,644	2.90%
Federal funds sold, securities sold under agreements to repurchase and interest bearing deposits with banks	27,909	68	0.24%	20,360	46	0.23%	54,186	103	0.19%
Total earning assets	1,617,225	$56,025	3.46%	1,587,190	$58,872	3.71%	1,461,359	$59,948	4.10%
Allowance for loan losses	(11,935)			(11,182)			(10,432)
Cash and cash equivalents	27,087			25,217			10,686
Premises and equipment	16,443			14,874			14,263
Other assets	28,522			32,294			31,780
Total assets	$1,677,342			$1,648,393			$1,507,656

LIABILITIES AND SHAREHOLDERS' EQUITY:
Interest bearing deposits:
Savings, interest bearing checking and money market accounts	$731,476	$1,184	0.16%	$665,399	$776	0.12%	$ $ 599,296	$1,167	0.19%
Time deposits	321,962	2,166	0.67%	342,911	2,775	0.81%	357,848	3,307	0.92%
Total interest bearing deposits	1,053,438	3,350	0.32%	1,008,310	3,551	0.35%	957,144	4,474	0.47%
Federal funds purchased and Federal Home Loan Bank short-term borrowings	17,260	51	0.30%	38,290	108	0.28%	2,153	1	0.05%
Securities sold under agreements to repurchase, short-term	212,644	863	0.41%	230,281	1,682	0.73%	217,823	2,064	0.95%
Securities sold under agreements to repurchase, long-term	0	0	0.00%	0	0	0.00%	4,726	141	2.98%
Other long-term debt	2,439	50	2.05%	13,667	363	2.66%	28,117	773	2.75%
Junior subordinated debentures issued to unconsolidated subsidiary trust	20,619	756	3.67%	20,619	1,179	5.80%	20,619	1,191	5.87%
Total borrowed funds	252,962	1,720	0.68%	302,857	3,332	1.10%	273,438	4,170	1.52%
Total interest bearing liabilities	1,306,400	$5,070	0.39%	1,311,167	$6,883	0.52%	1,230,582	$8,644	0.70%
Demand deposits	246,011			214,113			163,090
Other liabilities	8,291			9,492			10,345
Shareholders' equity	116,640			113,621			103,639
Total liabilities & shareholders' equity	$1,677,342			$1,648,393			$1,507,656

Net interest income, FTE		$50,955			$51,989			$51,304
Tax equivalent adjustment		(2,058)			(2,015)			(1,930)
Net interest income, GAAP		$48,897			$49,974			$49,374

Yield spread			3.07%			3.19%			3.40%

Net interest margin			3.15%			3.28%			3.51%

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

Analysis of Changes in Fully Taxable Equivalent Net Interest Income

2013 compared to 2012
				Due to
			Increase			Volume/
(In thousands)	2013	2012	(Decrease)	Volume	Rate	Rate
Fully taxable equivalent interest income:
Loans, including fees on loans	$ 46,045	$ 46,992	$ (947)	3,386	(4,042)	$ (291)
Investments	9,912	11,834	(1,922)	(1,248)	(753)	$ 79
Federal funds sold, securities sold under agreements to repurchase and interest bearing deposits with banks	68	46	22	17	3	$ 2
Total interest income	56,025	58,872	(2,847)	2,155	(4,792)	(210)
Less interest expense:
Savings, interest bearing checking and money market accounts	1,184	776	408	77	301	$ 30
Time deposits	2,166	2,775	(609)	(170)	(468)	29
Federal funds purchased and Federal Home Loan Bank short-term borrowings	51	108	(57)	(59)	5	(3)
Securities sold under agreements to repurchase, short-term	863	1,682	(819)	(129)	(748)	58
Other long-term debt	50	363	(313)	(298)	(84)	69
Junior subordinated debentures issued to unconsolidated subsidiary trust	756	1,179	(423)	0	(415)	(8)
Total interest expense	5,070	6,883	(1,813)	(579)	(1,409)	175
Net interest income	$ 50,955	$ 51,989	$ (1,034)	$ 2,734	$ (3,383)	$ (385)

2012 compared to 2011
				Due to
			Increase			Volume/
(In thousands)	2012	2011	(Decrease)	Volume	Rate	Rate
Fully taxable equivalent interest income:
Loans, including fees on loans	$ 46,992	$ 47,201	$ (209)	$ 4,202	$ (4,051)	$ (360)
Investments	11,834	12,644	(810)	2,122	(2,511)	(421)
Federal funds sold, securities sold under agreements to repurchase and interest bearing deposits with banks	46	103	(57)	(64)	20	(13)
Total interest income	58,872	59,948	(1,076)	6,260	(6,542)	(794)
Less interest expense:
Savings, interest bearing checking and money market accounts	776	1,167	(391)	129	(468)	(52)
Time deposits	2,775	3,307	(532)	(138)	(411)	17
Federal funds purchased and Federal Home Loan Bank short-term borrowings	108	1	107	17	5	85
Securities sold under agreements to repurchase, short-term	1,682	2,064	(382)	118	(472)	(28)
Securities sold under agreements to repurchase, long-term	0	141	(141)	(141)	(141)	141
Other long-term debt	363	773	(410)	(397)	(27)	14
Junior subordinated debentures issued to unconsolidated subsidiary trust	1,179	1,191	(12)	0	(12)	0
Total interest expense	6,883	8,644	(1,761)	(412)	(1,526)	177
Net interest income	$ 51,989	$ 51,304	$ 685	$ 6,672	$ (5,016)	$ (971)

Provision for Credit Losses

The allowance for loan losses at December 31, 2013 was $12.04 million, or 1.03% of total loans and 1,329% of nonperforming loans compared to the December 31, 2012 balance of $11.56 million, or 1.07% of total loans and 397% of nonperforming loans.  We recorded a provision of $800 thousand during 2013 compared to $950 thousand during 2012. Our credit quality continues to be strong; our overall loan growth during 2013 was the primary factor for the provision in 2013. Performing loans past due 30-89 days were 0.03% of total loans at December 31, 2013 compared to zero at December 31, 2012.  Nonperforming loans as a percent of total loans were 0.08% at December 31, 2013 compared to 0.27% at December 31, 2012.  Accruing substandard loans increased to 2.16% of total loans at December 31, 2013 compared to 1.60% at December 31, 2012.  Net charge-offs year to date for 2013 total $284 thousand, compared to net recoveries of $9 thousand during 2012. All of these factors are taken into consideration during Management’s quarterly review of the Allowance. For a more detailed discussion of our Allowance and nonperforming assets, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Credit Quality and Allowance for Credit Losses” below.

NONINTEREST INCOME AND EXPENSES

Noninterest income

2013 compared to 2012

Total noninterest income decreased $983 thousand to $11.63 million for 2013 compared to 2012. Excluding net gains on investment securities and gains on sales of other assets, total noninterest income decreased $9 thousand to $11.01 million for 2013 compared to 2012. We realized a one time gain of $898 thousand during the fourth quarter of 2013 in conjunction with the sale of one of our branch locations.  The gross gain on the sale was $1.83 million; the balance of the gain of $934 thousand will be deferred and amortized over 10 years, as we are leasing back a portion of the sold property.  We also took an impairment charge in 2013 totaling $166 thousand related to our $37.91 million portfolio of collateralized loan obligations (“CLOs”). Please refer to the discussion of investments for more information about this charge. Increases in cash management fees and other service charge income offset continued reductions in overdraft fees. Trust division income increased $377 thousand to $3.06 million for 2013 compared to 2012.  Other noninterest income decreased $318 thousand to $1.09 million for 2013 compared to 2012; $168 thousand of this reduction was a result of the discontinuation of our credit card affinity program at the end of 2012.

2012 compared to 2011

Total noninterest income increased to $12.61 million for 2012 from $11.85 million for 2011. During 2012 we made the decision to relocate one of our branches to a more visible location and recognized a net gain on the sale of our current branch location of $749 thousand.  Additionally, during 2012 we recognized a gain of $334 thousand on the sale of mineral rights we owned on properties in Oklahoma, which we acquired in a bank acquisition in 1971.  We also recognized net gains on investment securities of $507 thousand for the year ended December 31, 2012 compared to $994 thousand for 2011. Excluding net gains on investment securities and the gains on the sale of the branch location and mineral rights, noninterest income increased to $11.02 million for 2012 compared to $10.80 million for 2011.  This increase was primarily a result of increases in net debit card income and Trust division income, offset in part by decreased overdraft fee revenue.

Noninterest expense

2013 compared to 2012

Total noninterest expense decreased $1.85 million to $40.62 million for 2013 compared to 2012.  Excluding a $1.36 million prepayment penalty incurred during 2012, noninterest expense decreased $485 thousand for 2013 compared to 2012.

•

Total compensation and benefits decreased $417 thousand to $19.17 million for the year ended December 31, 2013 compared to 2012, primarily a result of lower employee benefit costs. Normal salary increases were offset by a lower incentive accrual for 2013 compared to 2012. Expenses related to our group health insurance plan were $146 thousand lower for the year ended December 31, 2013 compared to 2012. Lastly, the overfunded status of our pension plan produced $162 thousand in income for us in 2013 compared to an expense of $252 thousand in 2012.

•

Occupancy and equipment expenses increased $605 thousand to $8.06 million for year ended December 31, 2013 compared to 2012.  This increase was a result of additional investments we made in our facilities and in technology to increase efficiency and improve customer service.  Additionally, we will be changing our core system provider during 2014 and have accelerated the write off of certain assets related to the current core system.

•

The timing of investments in low income housing partnerships and their associated tax credits led to a reduction in expenses related to real estate limited partnerships to $1.08 million for the year ended December 31, 2013 compared to $1.52 million for 2012.

Our effective tax rate for 2013 was negatively impacted by the timing of investments in low income housing partnerships discussed above, which produced a lower level of tax credits for us in 2013 compared to 2012. This was offset by the positive impact on our tax rate of the donation of our branch building in North Bennington, Vermont, to a non-profit organization during the second quarter of 2013.

2012 compared to 2011

Total noninterest expense decreased to $42.47 million for 2012 compared to $42.73 million of 2011.  We prepaid $20 million in long-term debt and incurred prepayment penalties totaling $1.36 million during 2012.  We also prepaid $16 million in long-term debt during 2011 and incurred a prepayment penalty of $861 thousand. Excluding the prepayment penalties, noninterest expense decreased $765 thousand for 2012 compared to 2011. There were a number of increases and decreases that contributed to this overall increase:

➢

Compensation and benefits decreased $935 thousand to $19.58 million for 2012 compared to 2011.  Salary increases were offset by higher than normal vacant positions during 2012, a lower incentive accrual, and credits related to loan origination fees.

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
➢

FDIC insurance expense was $866 thousand for 2012 compared to $936 thousand for 2011. During 2012 we benefited from a full year of the new FDIC insurance assessment rules that went into effect on April 1, 2011.

Additionally, the timing of investments in low income housing partnerships and their associated tax credits led to a reduction in equity in losses of real estate limited partnerships to $1.52 million for 2012, compared to $1.77 million for 2011.  We account for our investment in these partnerships using the equity method. Losses generated by the partnerships are recorded as a reduction in our investments in the consolidated balance sheets and as a reduction of noninterest income in the consolidated statements of income.  Tax credits generated by the partnerships are recorded as a reduction in the income tax provision.  We find these investments attractive because they provide a high targeted internal rate of return, and provide an opportunity to invest in affordable housing in the communities in which we do business.

Income Taxes

We recognized $1.75 million, $2.12 million and $2.60 million, respectively, during 2013, 2012, and 2011, in low-income housing, historic rehabilitation and qualified school construction bond tax credits as a reduction in the provision for income taxes. These credits, combined with tax exempt income earned on our municipal loan portfolio, resulted in an effective tax rate of 20.8%, 20.7% and 17.6% for 2013, 2012, and 2011, respectively. Our effective tax rate for 2013 was negatively impacted by the timing of investments in low income housing partnerships discussed above, which produced a lower level of tax credits for us in 2013 compared to 2012. Our effective tax rate was positively impacted by the donation of our branch building in North Bennington, Vermont, to a non-profit organization during the second quarter of 2013. As of December 31, 2013, we had a net deferred tax asset of $3.62 million arising from temporary differences between our book and tax reporting. This net deferred tax asset is included in other assets in the consolidated balance sheets.

BALANCE SHEET ANALYSIS

Our total assets increased to $1.73 billion at December 31, 2013 from $1.71 billion at December 31, 2012, while our average earning assets increased to $1.62 billion at December 31, 2013 from $1.59 billion at December 31, 2012.

Loans

Average loans for 2013 were $1.13 billion, a $76.19 million, or 7.2%, increase over average loans for 2012 of $1.06 billion.  Loans at December 31, 2013 reached a new record high of $1.17 billion, an $83.31 million increase over 2012 ending balances of $1.08 billion. Growth for 2013 in our commercial loan portfolio was driven by new customer acquisition and expansion of existing relationships.

The composition of our loan portfolio is shown in the following table:

		As of December 31,
(In thousands)	2013	2012	2011	2010	2009
Commercial, financial & agricultural	$ 172,810	$ 165,023	$ 146,990	$ 112,514	$ 113,980
Municipal	94,007	84,689	101,705	67,861	44,753
Real estate – residential	489,706	460,395	420,425	406,960	420,132
Real estate – commercial	371,319	357,178	333,308	300,317	305,878
Real estate – construction	31,841	10,561	18,993	16,420	25,146
Installment	5,655	4,701	5,806	6,284	7,711
All other loans	895	376	399	438	938
	$ 1,166,233	$ 1,082,923	$ 1,027,626	$ 910,794	$ 918,538

Totals above are shown net of deferred loans fees of $618 thousand, $250 thousand, $11 thousand, $(80) thousand, and $(140) thousand for 2013, 2012, 2011, 2010 and 2009, respectively. Ending loan balances for 2012, 2011, 2010 and 2009 in the table above reflect the reclassification of $29.56 million, $19.39 million, $16.02 million and $15.14 million, respectively, in non-owner occupied residential real estate loans from the residential real estate category to the commercial real estate category.  This presentation more accurately presents the risk profile of these loans.

At December 31, 2013, we serviced $1.23 million in residential mortgage loans for investors such as the Federal National Mortgage Association (“FNMA”) and the Federal Home Loan Mortgage Corporation (“FHLMC”), and other financial investors and government agencies. This servicing portfolio continued to decrease during 2013.  We have not sold a residential mortgage on the secondary market in over ten years.   We do not expect servicing revenue to be a significant revenue source in the future.

The following table presents the contractual maturities of our loan portfolio at December 31, 2013:

		Over One
	One Year	Through	Over Five
(In thousands)	Or Less	5 Years	Years	Total
Commercial, financial & agricultural	$ 2,199	$ 96,714	$ 73,897	$ 172,810
Municipal	28	59,706	34,273	94,007
Real estate – residential	289	22,931	466,486	489,706
Real estate – commercial	590	187,186	183,543	371,319
Real estate – construction	2	13,447	18,392	31,841
Installment	143	5,058	454	5,655
All other loans	895	0	0	895
	$ 4,146	$ 385,042	$ 777,045	$ 1,166,233

The following table presents loans maturing after one year that have predetermined interest rates and floating or adjustable interest rates as of December 31, 2013:

(In thousands)	Fixed	Adjustable
Commercial, financial & agricultural	$ 83,207	$ 87,404
Municipal	93,979	0
Real estate – residential	446,984	42,434
Real estate – commercial	234,797	135,932
Real estate – construction	7,298	24,541
Installment	5,510	3
	$ 871,775	$ 290,314

Investments

The investment portfolio is used to generate interest income, manage liquidity and mitigate interest rate sensitivity. Our investment portfolio totaled $393.34 million at December 31, 2013, a decrease of $115.75 million from the December 31, 2012 ending balance of $509.09 million.

We purchased bonds with a total book value of $60.58 million during 2013. We sold bonds with a book value of $53.22 million during

2013 for a net pre-tax loss of $12 thousand.  We intentionally allowed the investment portfolio to run off using the cash flow to fund our loan growth.  This will help us control overall asset growth and strengthen our capital ratios and returns.

During 2013, we transferred securities with a total amortized cost of $152.89 million, and a corresponding fair value of $147.45 million, from available for sale to held to maturity.  The net unrealized loss, net of taxes, on these securities at the dates of the transfers was $3.53 million.  The unrealized holding loss at the time of transfer continues to be reported in accumulated other comprehensive income, net of tax and is amortized over the remaining lives of the securities as an adjustment of the yield.  The amortization of the unamortized holding loss reported in accumulated other comprehensive income will offset the effect on interest income of the discount for the transferred securities.  The remaining unamortized balance of the losses for the securities transferred from available for sale to held to maturity was $3.30 million at December 31, 2013.

We took an impairment charge totaling $166 thousand related to our $37.91 million CLO portfolio.  Under the recently finalized Volcker Rule, we may be required to divest some or all of our CLOs by July of 2015.  Subsequent to year, end we sold $17.74 million of our CLOs for a small gain.

The composition of our investment portfolio at carrying amounts is shown in the following table:

	As of December 31,
(In thousands)	2013	2012	2011
Available for Sale:
U.S. Treasury Obligations	$ 100	$ 100	$ 250
U.S. Agency Obligations	0	10,897	0
U.S. Government Sponsored Enterprises (“U.S. GSEs”)	0	59,366	90,419
FHLB Obligations	0	24,585	16,676
Residential Real Estate Mortgage-backed Securities (“Agency MBSs”)	99,271	148,767	183,838
Agency Commercial Mortgage Backed Securities ("Agency CMBSs")	17,638	5,029	0
Agency Collateralized Mortgage Obligations (“Agency CMOs”)	97,209	230,399	214,480
Collateralized Loan Obligations ("CLOs")	37,907	24,527	0
Non-agency Collateralized Mortgage Obligations (“Non-Agency CMOs”)	0	4,593	4,855
Asset Backed Securities (“ABSs”)	388	418	1,233
Total available for sale	252,513	508,681	511,751
Held to maturity:
U.S. Agency Obligations	23,580	0	0
U.S. GSEs	9,442	0	0
FHLB Obligations	4,684	0	0
Agency MBSs	9,015	407	558
Agency CMOs	94,105	0	0
Total held to maturity	140,826	407	558
Total Securities	$ 393,339	$ 509,088	$ 512,309

Agency MBSs and Agency CMOs consist of pools of residential mortgages which are guaranteed by the FNMA, FHLMC, or Government National Mortgage Association (“GNMA”) with various origination dates and maturities.  Agency CMBS consists of bonds backed by commercial real estate which are guaranteed by FNMA and GNMA. CLOs are floating rate securities that consist primarily of pools of senior secured commercial loans structured to provide very strong over collateralization and subordination.  All of our CLOs are the senior AAA tranche and are the first bond to get paid down.

We use external pricing services to obtain fair market values for our investment portfolio.   We have obtained and reviewed the service providers’ pricing and reference data documentation. Evaluations are based on market data and vary by asset class and incorporate available trade, bid and other market information.  Because many fixed income securities do not trade on a daily basis, the service provider’s evaluated pricing applications apply available information as applicable through processes such as benchmark curves, benchmarking of like securities, sector groupings, and matrix pricing, to prepare evaluations.  In addition, model processes, such as the Option Adjusted Spread model are used to assess interest rate impact and develop prepayment scenarios, with inputs determined based on knowledge of the market.  For CLOs, the issuer, structure, collateral type, performance and deal and class triggers are also reviewed.  We periodically test the values provided to us by the pricing service through a combination of back testing on actual sales of securities and by obtaining prices on all bonds from an alternative pricing source.

We do not intend to sell the investment securities that are in an unrealized loss position, and it is unlikely that we will be required to sell the investment securities before recovery of their amortized cost bases, which may be maturity.

The contractual final maturity distribution of the debt securities classified as available for sale and held to maturity as of December 31, 2013, are as follows:

SECURITIES AVAILABLE FOR SALE (at fair value):

(In thousands)	Within One Year	After One But Within Five Years	After Five But Within Ten Years	After Ten Years	Total
U.S. Treasury Obligations	$ 100	$ 0	$ 0	$ 0	$ 100
Agency MBSs	143	4,383	14,989	79,756	99,271
Agency CMBSs	0	0	13,226	4,412	17,638
Agency CMOs	0	0	3,095	94,114	97,209
CLOs	0	0	28,022	9,885	37,907
ABSs	0	0	0	388	388
	$ 243	$ 4,383	$ 59,332	$ 188,555	$ 252,513
Weighted average investment yield	2.82%	5.11%	1.97%	2.49%

SECURITIES HELD TO MATURITY (at amortized cost):

(In thousands)	Within One Year	After One But Within Five Years	After Five But Within Ten Years	After Ten Years	Total
U.S. Agency Obligations	$ 0	$ 0	$ 0	$ 23,580	$ 23,580
U.S. GSEs	0	0	9,442	0	9,442
FHLB Obligations	0	0	4,684	0	4,684
Agency MBSs	7	25	0	8,983	9,015
Agency CMOs	0	0	0	94,105	94,105
	$ 7	$ 25	$ 14,126	$ 126,668	$ 140,826
Weighted average investment yield	6.64%	7.10%	1.93%	1.98%

Actual maturities will differ from contractual maturities because borrowers may have rights to call or prepay obligations. Maturities of mortgage-backed securities and collateralized mortgage obligations are based on final contractual maturities.

As a member of the Federal Home Loan Bank system, we are required to invest in stock of the FHLBB in an amount determined based on our borrowings from the FHLBB.  At December 31, 2013, our investment in FHLBB stock totaled $7.50 million.  Dividend income on FHLBB stock of $27 thousand and $45 thousand was recorded during 2013 and 2012, respectively. The FHLBB continues to be classified as “adequately capitalized” by its primary regulator. Based on current available information, we have concluded that our investment in FHLBB stock is not impaired.  We will continue to monitor our investment in FHLBB stock.

Other Assets

Bank premises and equipment decreased to $15.57 million at December 31, 2013 from $16.08 million at December 31, 2012.  During 2013, we relocated three of our branches to facilities in more favorable locations. During December 2013 we sold one of our branch buildings for a total gain of $1.83 million, of which $934 thousand will be deferred and amortized over ten years as we are leasing back a portion of the sold property. In June 2008, we entered into a sale leaseback arrangement for our principal office in South Burlington, Vermont. Deferred gains on the sale leaseback transaction resulted in a $423 thousand offset to rent expense per year through 2017 and $212 thousand in 2018.

Investments in real estate limited partnerships decreased $792 thousand due to amortization of investments made. These partnerships provide affordable housing in the communities in which we do business, and provide us with a high targeted rate of return on our investment.

At the end of December 2013, we made a $10 million investment in bank owned life insurance (“BOLI”). BOLI provides a means to mitigate increasing employee benefit costs. We expect to benefit from the BOLI contracts as a result of the tax-free growth in cash surrender value and death benefits that are expected to be generated over time. The largest risk to the BOLI program is credit risk of the insurance carriers. To mitigate this risk, an annual financial condition review is completed on the carrier. Our investment in BOLI is invested in a hybrid separate account product. Hybrid separate account BOLI invests in bank-eligible bond funds, money market funds, and comparable investments, managed by third-party fund managers with oversight of the managers by the carrier. BOLI is included in the consolidated statements of condition at its cash surrender value. Increases in BOLI’s cash surrender value are reported as a component of noninterest income in the consolidated statements of income.

Deposits

Our deposit balances at December 31, 2013 increased $52.50 million, or 4.1%, to $1.32 billion from $1.27 billion at December 31, 2012. Total average deposits for 2013 were $1.30 billion, a $77.03 million increase over average balances for 2012.  This represents a 6.30% annualized growth rate. The composition of our deposit balances is shown in the following table:

	As of December 31,
(In thousands)	2013	2012	2011
Demand	$ 266,299	$ 240,491	$ 197,522
Savings and interest bearing checking	330,866	363,902	326,226
Money market accounts	421,305	336,289	305,884
Time deposits	305,106	330,398	348,248
	$ 1,323,576	$ 1,271,080	$ 1,177,880

Growth during 2013 has been concentrated in our transaction account categories, with continued reductions in time deposit balances.

The Transaction Account Guarantee (“TAG”) program, which provided unlimited coverage of noninterest-bearing transaction deposit accounts expired on January 1, 2013.  We have offered customers affected by the expiration of the TAG program an alternative account that will provide them the same benefit.  We did not see any material deposit outflows related to the expiration of TAG.

Time deposits of $100 thousand and greater at December 31, 2013 and 2012 had the following schedule of maturities:

	As of December 31,
(In thousands)	2013	2012
Three months or less	$ 26,304	$ 24,738
Three to six months	24,377	31,762
Six to twelve months	43,462	39,939
One to five years	21,061	26,932
Total	$ 115,204	$ 123,371

Other Liabilities

Securities sold under agreement to repurchase, which represent collateralized customer accounts decreased $37.21 million to $250.31 million at December 31, 2013 compared to $287.52 million at December 31, 2012. The decrease is primarily a result of the migration of approximately $40 million in balances to deposit products.

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

These hybrid securities qualify as regulatory capital, up to certain regulatory limits. At the same time, they are considered debt for tax purposes, and as such, interest payments are fully deductible. The trust preferred securities total $20.62 million, and carried a fixed rate of interest through December 2009, at which time the rate became variable and adjusts quarterly at three-month LIBOR plus 1.95%. We have entered into an interest rate swap arrangement for $10 million of our trust preferred issuance.  The swap fixes the rate on $10 million at 5.23% and expires on December 15, 2016. The impact on net interest income for 2013, 2012 and 2011 from the interest expense on the trust preferred securities was $756 thousand, $1.18 million and $1.19 million per year, respectively. The trust preferred securities mature on December 31, 2034, and are redeemable without penalty at our option, subject to prior approval by the FRB.

CREDIT QUALITY AND ALLOWANCE FOR CREDIT LOSSES

The United States economy continued to show modest improvement during 2013.  Although Vermont, our primary market, has not been immune to the recent economic turmoil, the state has one of the lowest foreclosure rates in the country, home price depreciation has been muted, and the unemployment rate is lower than the national average.

Credit quality

Credit quality is a major strategic focus and strength of our company.  Although we actively manage current nonperforming and classified loans, there is no assurance that we will not have increased levels of problem assets in the future.  The make up of the nonperforming pool is dynamic with accounts moving in and out of this category over time. The following table summarizes our nonperforming loans (“NPL”) and nonperforming assets (“NPA”) as of December 31, 2009, through December 31, 2013:

(In thousands)	2013	2012	2011	2010	2009
Nonaccrual loans	$ 425	$ 2,355	$ 1,953	$ 3,171	$ 13,412
Loans past due greater than 90 days and accruing	75	0	0	384	88
Troubled debt restructurings (“TDR”)	406	557	558	549	981
Total nonperforming loans	906	2,912	2,511	4,104	14,481
OREO	108	0	358	191	655
Total nonperforming assets	$ 1,014	$ 2,912	$ 2,869	$ 4,295	$ 15,136

Nonperforming loans at December 31, 2013 were $906 thousand.  The decrease compared to December 31, 2012 was primarily due to loan payoffs.

We originate traditional mortgage and home equity products that are fully documented and underwritten. We take a proactive risk management approach by conducting periodic stress-testing of the existing residential loan portfolio and adjusting underwriting requirements, if necessary, based upon the results of the analysis. The assumptions used in the stress testing include: credit score migration; calculation of possible losses using conservative assumptions of market decline; review of life-of-loan delinquency levels relative to loan size and credit score; analysis of the portfolio by loan size, and distribution within the portfolio by loan-to-value ratios. Based upon the results of assessments of the residential loan portfolio, Management concluded that current reserve levels were adequate.

Our analysis indicates that, through a combination of estimated collateral value and, where needed, an appropriately allocated reserve, any additional loss exposure on current non-accruing loans is minimal.

TDRs represent balances where the existing loan was modified involving a concession in rate, term or payment amount due to the distressed financial condition of the borrower. There were seven restructured residential mortgages at December 31, 2013 with balances totaling $242 thousand. There was one restructured commercial loan at December 31, 2013 with a  balance of $164 thousand.  Seven of the eight TDRs at December 31, 2013 continue to pay as agreed according to the modified terms and all but two of these loans are considered well-secured; one of the TDRs is in foreclosure.

Excluded from the nonperforming balances discussed above are our loans that are 30 to 89 days past due, which are not necessarily considered classified or impaired.  Accruing loans 30 to 89 days past due as a percentage of total loans as of the periods indicated are presented in the following table:

Year Ended	30-89 Days
December 31, 2013	0.03%
December 31, 2012	0.00%
December 31, 2011	0.02%
December 31, 2010	0.14%
December 31, 2009	0.09%

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

A loan remains in nonaccruing status until the factors which suggest doubtful collectability no longer exist, the loan is liquidated, or when the loan is determined to be uncollectible, and is charged off against the allowance for loan losses.  In those cases where a nonaccruing loan is secured by real estate, we can, and may, initiate foreclosure proceedings.  The result of such action will either be to cause repayment of the loan with the proceeds of a foreclosure sale or to give us possession of the collateral in order to manage a future resale of the real estate.  Foreclosed property is recorded at the lower of its cost or estimated fair value, less any estimated costs to sell and is actively marketed. Any cost in excess of the estimated fair value on the transfer date is charged to the allowance for loan losses, while further declines in market values are recorded as OREO expense in the consolidated statements of income. Impaired loans, which primarily consist of non-accruing residential mortgage and commercial real estate loans and TDRs, totaled $906 thousand and $3.02 million at December 31, 2013 and 2012, respectively.  At December 31, 2013, $315 thousand of impaired loans had specific reserve allocations totaling $112 thousand.

Substandard loans at December 31, 2013 totaled $25.78 million, of which $25.23 million in loans continue to accrue interest.   Loans identified as substandard have well-defined weaknesses that, if not addressed, could result in a loss.  These accruing substandard loans have generally continued to pay promptly and Management conducts regularly scheduled comprehensive reviews of the borrowers’ financial condition, payment performance, accrual status and collateral.  These reviews also ensure that these troubled accounts are properly administered with a focus on loss mitigation and that any potential loss exposures are appropriately quantified, and reserved for. The findings of this review process are a key component in assessing the adequacy of our loan loss reserve.

Accruing substandard loans at December 31, 2013 reflect a $7.87 million increase in balances since December 31, 2012. At December 31, 2013, accruing substandard loans related to owner-occupied commercial real estate totaled $15.79 million, investor commercial real estate loans totaled $1.61 million, residential mortgage loans totaled $184 thousand, multifamily real estate loans totaled $1.74 million, and $5.91 million in substandard loans are outstanding to corporate borrowers in a variety of different industries. Ten borrowers in a variety of industries account for 87% of the total accruing substandard loans, and approximately $521 thousand of the total accruing substandard loans carry some form of government guarantee.

To date, with very few exceptions, payments due from accruing substandard borrowers have been made as agreed and Management’s ongoing evaluation of these borrowers’ financial condition and collateral indicates a reasonable certainty that these exposures are adequately secured.

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

Allowance for Credit Losses

The allowance for credit losses (“Allowance”) is made up of two components: the allowance for loan losses (“ALL”) and the reserve for undisbursed lines.  The ALL is based on Management's estimate of the amount required to reflect the probable incurred losses in the loan portfolio, based on circumstances and conditions known at each reporting date. We review the adequacy of the ALL quarterly. Factors considered in evaluating the adequacy of the ALL include previous loss experience, the size and composition of the portfolio, risk rating composition, current economic and real estate market conditions and their effect on the borrowers, the performance of individual loans in relation to contractual terms and estimated fair values of properties that secure impaired loans.

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

The general allowance for loan losses is a percentage-based reflection of historical loss experience adjusted for qualitative factors and assigns a required allocation by loan classification based on a fixed percentage of all outstanding loan balances. The general allowance for loan losses employs a risk-rating model that grades loans based on their general characteristics of credit quality and relative risk. Appropriate reserve levels are estimated based on Management’s judgments regarding the historical loss experience, current economic trends, trends in the portfolio mix, volume and trends in delinquencies and non-accrual loans.

The following table summarizes the allowance for loan losses allocated by loan type:

(In thousands)	2013	2012	2011	2010	2009
Commercial, financial & agricultural	$ 2,740	$ 2,915	$ 2,412	$ 2,112	$ 3,106
Municipal	758	494	307	236	134
Real estate – residential	2,995	3,333	2,892	2,277	2,145
Real estate – commercial	5,040	4,605	4,575	5,188	5,020
Real estate – construction	481	187	393	277	349
Installment	18	17	23	24	39
All other loans	10	11	17	21	183
Allowance for loan losses	$ 12,042	$ 11,562	$ 10,619	$ 10,135	$ 10,976

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

The following table reflects our loan loss experience and activity in the allowance for credit losses for the past five years:

(In thousands)	2013	2012	2011	2010	2009
Average loans outstanding	$ 1,133,637	$ 1,057,446	$ 971,003	$ 912,363	$ 901,582
Allowance beginning of year	12,312	11,353	10,754	11,702	9,311
Charge-offs:
Commercial, financial & agricultural and all other loans	(20)	(9)	(80)	(1,691)	(1,355)
Real estate – residential	(289)	(20)	(83)	(25)	(255)
Real estate – commercial	(1)	(32)	(60)	(259)	(258)
Real estate – construction	0	0	(96)	0	0
Installment, other	(102)	0	(10)	(2)	(8)
Total charge-offs	(412)	(61)	(329)	(1,977)	(1,876)
Recoveries:
Commercial, financial & agricultural and all other loans	62	30	101	2,128	110
Real estate – residential	6	14	4	20	2
Real estate – commercial	40	1	44	31	51
Real estate – construction	1	25	25	593	3
Installment, other	19	0	4	7	1
Total recoveries	128	70	178	2,779	167
Net recoveries (charge-offs)	(284)	9	(151)	802	(1,709)
Provision (credit) for credit losses	800	950	750	(1,750)	4,100
Allowance end of year	$ 12,828	$ 12,312	$ 11,353	$ 10,754	$ 11,702
Ratio of net (charge-offs) recoveries to average loans outstanding	(0.02)%	0.00%	(0.02)%	0.09%	(0.19)%
Components:
Allowance for loan losses	$ 12,042	$ 11,562	$ 10,619	$ 10,135	$ 10,976
Reserve for undisbursed lines of credit	786	750	734	619	726
Allowance for credit losses	$ 12,828	$ 12,312	$ 11,353	$ 10,754	$ 11,702

The provision for 2013 was primarily a result of our loan growth during 2013.

The following table reflects our nonperforming asset and coverage ratios as of the dates indicated:

	2013	2012	2011	2010	2009
NPL to total loans	0.08%	0.27%	0.24%	0.45%	1.58%
NPA to total assets	0.06%	0.17%	0.18%	0.29%	1.05%
Allowance for loan losses to total loans	1.03%	1.07%	1.03%	1.11%	1.19%
Allowance for loan losses to NPL	1,329%	397%	423%	247%	76%

We will continue to take all appropriate measures to restore nonperforming assets to performing status or otherwise liquidate these assets in an orderly fashion so as to maximize their value. There can be no assurances that we will be able to complete the disposition of nonperforming assets without incurring further losses.

Loan Portfolio Monitoring

Our Board of Directors grants loan officers the authority to originate loans on our behalf, subject to certain limitations. The Board of Directors also establishes restrictions regarding the types of loans that may be granted and the distribution of loan types within our portfolio, and sets loan authority limits for lenders. These authorized lending limits are reviewed at least annually and are based upon the lender's knowledge and experience. Loan requests that exceed a lender's authority require the signature of our Senior Lender, the Senior Credit Officer, and/or our President. With the exception of certain municipal loans, all extensions of credit of $5 million or greater to any one borrower, or related party interest, are reviewed and approved by the Loan Committee of Merchants Bank’s Board of Directors. Short-term Revenue Anticipation and Tax Anticipation extensions of credit of $8 million or greater to a municipality are reviewed and approved by the Loan Committee of Merchants Bank’s Board of Directors.

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

As of December 31, 2013, we could borrow up to $45 million in overnight funds through unsecured borrowing lines established with correspondent banks.  We have established both overnight and longer term lines of credit with FHLBB.  FHLBB borrowings are secured by residential mortgage loans. The total amount of loans pledged to the FHLBB for both short and long-term borrowing arrangements totaled $276.94 million at December 31, 2013. We have additional borrowing capacity with the FHLBB of $246.09 million as of December 31, 2013.  We have also established a borrowing facility with the FRB which will enable us to borrow at the discount window. Additionally, we have the ability to borrow through the use of repurchase agreements, collateralized by Agency MBS and Agency CMO, with certain approved counterparties. Our investment portfolio, which is managed by the ALCO, had a book value of $393.56 million at December 31, 2013, of which $315.41 million was pledged.  The portfolio is a reliable source of cash flow for us. We closely monitor our short term cash position.  Any excess funds are either left on deposit at the FRB, or are in a fully insured account with one of our correspondent banks.

Presented below are our short-term borrowings during the periods indicated:

	Year Ended December 31, 2013	Year Ended December 31, 2012
FHLBB and other short-term borrowings
Amount outstanding at end of period	$ 0	$ 0
Maximum during the period amount outstanding	72,500	97,000
Average amount outstanding	17,259	38,290
Weighted average-rate during the period	0.30%	0.28%
Weighted average rate at period end	0%	0%
Securities sold under agreement to repurchase, short-term
Amount outstanding at end of period	$ 250,315	$ 287,520
Maximum during the period amount outstanding	284,297	303,420
Average amount outstanding	212,644	230,281
Weighted average-rate during the period	0.41%	0.73%
Weighted average rate at period end	0.18%	0.47%

Contractual Obligations

We have certain long-term contractual obligations, including long-term debt agreements, operating leases for branch operations, and time deposits. The maturity schedules for these obligations are as follows:

(In thousands)	Less than One year	One Year To Three Years	Three Years To Five Years	Over Five Years	Total
Debt maturities	$ 82	$ 169	$ 176	$ 1,976	$ 2,403
Junior subordinated debentures	0	0	0	20,619	20,619
Operating lease payments	1,406	2,243	1,957	5,559	11,165
Time deposits	246,814	39,766	18,526	0	305,106
	$ 248,302	$ 42,178	$ 20,659	$ 28,154	$ 339,293

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

Exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and financial guarantees written is represented by the contractual amount of those instruments. We use the same credit policies in making commitments as we do for on‑balance sheet instruments. The contractual amounts of these financial instruments at December 31, 2013 are as follows:

(In thousands)	Contractual Amount
Financial instruments whose contract amounts represent credit risk:
Commitments to originate loans	$ 12,728
Unused lines of credit	195,510
Standby letters of credit	4,729
Loans sold with recourse	0
Equity commitments to affordable housing limited partnerships	2,841

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

We do not issue any guarantees that would require liability-recognition or disclosure, other than standby letters of credit. We have issued conditional commitments in the form of standby letters of credit to guarantee payment on behalf of a customer and guarantee the performance of a customer to a third party. Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit totaled approximately $4.73 million and $4.48 million at December 31, 2013 and 2012, respectively, and represent the maximum potential future payments we could be required to make. Typically, these instruments have terms of 12 months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance sheet instruments. Our policies governing loan collateral apply to standby letters of credit at the time of credit extension. LTV ratios are generally consistent with LTV requirements for other commercial loans secured by similar types of collateral. The fair value of our standby letters of credit at December 31, 2013 and 2012 was insignificant.

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

Capital Resources

In general, capital growth is essential to support deposit and asset growth and to ensure our strength and safety. Net income increased our capital by $15.13 million in 2013, $15.19 million in 2012 and $14.62 million in 2011. Payment of dividends decreased our capital by $7.05 million in 2013, $7.01 million in 2012, and $6.95 million in 2011, while the use of treasury stock to fund our dividend reinvestment plan increased our capital by $622 thousand, $683 thousand and $719 thousand during 2013, 2012 and 2011, respectively. In December 2004, we privately placed $20 million in capital securities as part of a pooled trust preferred program. The securities qualify as regulatory capital under regulatory adequacy guidelines.

Changes in the market value of our available for sale investment portfolio, net of tax, decreased capital by $162 thousand in 2013 and $665 thousand in 2012. The after tax balance of the unrealized loss on the transfer of securities from available-for-sale to held-to-maturity was $3.30 million at December 31, 2013. Our unrecognized net actuarial loss in our pension plan resulted in a cumulative after-tax charge to equity of $1.79 million.  Our unrealized loss on our interest rate swaps, net of taxes, at December 31, 2013, reduced capital by a cumulative $472 thousand.

We extended our stock buyback program through January 2015. Under the program, which was originally adopted in January 2007, we may repurchase up to 200,000 shares of our common stock on the open market from time to time, and have purchased 143,475 shares at an average price per share of $22.94 since the program's adoption. We did not repurchase any of our shares during 2013, 2012 or 2011 and do not expect to repurchase shares in the near future.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

RISK MANAGEMENT

General

Our Management and Board of Directors are committed to sound risk management practices throughout the organization. We have developed and implemented a centralized risk management monitoring program. Risks associated with our business activities and products are identified and measured as to probability of occurrence and impact on us (low, moderate, or high), and the control or other activities in place to manage those risks are identified and assessed. Periodically, department-level and senior managers re-evaluate and report on the risk management processes for which they are responsible. This documented program provides us with a comprehensive framework for monitoring our risk profile from a macro perspective. It also serves as a tool for assessing internal controls over financial reporting as required under the FDIA and the Sarbanes-Oxley Act of 2002.

Market Risk

Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates or prices such as interest rates, foreign currency exchange rates, commodity prices, and equity prices. Our primary market risk exposure is interest rate risk. An important component of our asset and liability management process is the ongoing monitoring and management of this risk, which is governed by established policies that are reviewed and approved annually by our Board of Directors. Our Investment Policy details the types of securities that may be purchased, and establishes portfolio limits and maturity limits for the various sectors. The Investment

Policy also establishes specific investment quality limits. Our Board of Directors has established a Board-level Asset/Liability Committee, which delegates responsibility for carrying out the asset/liability management policies to the Management-level Asset/Liability Committee (the “Management ALCO”). The Management ALCO, chaired by the Chief Financial Officer and composed of members of senior management, develops guidelines and strategies impacting our asset and liability management related activities based upon estimated market risk sensitivity, policy limits and overall market interest rate levels and trends. The Management ALCO manages the investment portfolio. As the portfolio has grown, the Management ALCO has used portfolio diversification as a way to mitigate the risk of being too heavily invested in any single asset class. We continued to work to maximize net interest income while mitigating risk during the year through further repositioning of the investment portfolio, selective sales of specific securities, as well as carefully monitoring the overall duration and average life of the portfolio, and monitoring individual securities, among other strategies.

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

Financial markets have been volatile and challenging for many financial institutions. Because of our favorable credit quality and strong balance sheet, we did not experience any liquidity constraints through the end of 2013.  During the past several quarters, our liquidity position has been strong, as depositors and investors in the wholesale funding markets seek strong financial institutions.

Interest Rate Risk

Interest rate risk is the exposure to a movement in interest rates, which, as described above, affects our net interest income. Asset and liability management is governed by policies reviewed and approved annually by Merchants Bank’s Board of Directors. The ALCO meets frequently to review and develop asset/liability management strategies and tactics.

The ALCO is responsible for evaluating and managing the interest rate risk which arises naturally from imbalances in repricing, maturity and cash flow characteristics of our assets and liabilities. Techniques used by the ALCO take into consideration the cash flow and repricing attributes of balance sheet and off-balance sheet items and their relation to possible changes in interest rates. The ALCO manages interest rate exposure  by using a combination of on-balance sheet and off-balance sheet strategies.  On-balance sheet strategies generally consist of management of the duration, rate sensitivity and average lives of our various investments, and by extending or shortening maturities of borrowed funds, as well as carefully managing and monitoring the pricing and average lives of loans and the pricing and maturity of deposits. We also use off-balance sheet strategies, such as interest rate swaps and interest rate caps and floors, to help minimize our exposure to changes in interest rates.  By using derivative financial instruments to hedge exposures to changes in interest rates we are exposed to credit risk and market risk.  Credit risk is the failure of the counterparty to perform under the terms of the derivative contract.  When the fair value of a derivative contract is positive, the counterparty owes us, creating credit risk.  We minimize credit risk in derivative instruments by entering into transactions only with high-quality counterparties.  The market risk associated with interest-rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.

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

The ALCO consultant’s most recent review was as of December 31, 2013. The consultant ran a base simulation assuming no changes in rates as well as a 200 basis point rising and, because rates continue to be very low, a 100 basis point falling interest rate scenario that assumes a parallel and pro rata shift of the yield curve over a one-year period, and no growth assumptions.  Additionally, the consultant ran a 400 basis point rising simulation that assumed a parallel shift of the curve over 24 months, a 500 basis point rising simulation which assumed the curve flattened over a 24 month time frame, and a 500 basis point rising simulation which assumed the increase in rates was delayed by two years.   A summary of the results is as follows:

Current/Flat Rates: Net interest income levels are projected to trend downward throughout the simulation. The sustained low rate environment causes continued margin pressures as assets continue to reprice, and are replaced at lower rates than the existing portfolio, while funding costs are at or near their floors.

Falling Rates: If rates fall 100 basis points our net interest income is projected to trend in line with the base case scenario for most of year one as we are able to drop funding costs to near zero.  Thereafter margins decline as asset yields continue to reprice lower with no relief on the funding side.

Rising Rates:    Net interest income is projected to increase throughout the simulation given a rise in rates regardless of the shape of the yield curve because our interest rate risk position is structurally asset sensitive due to our strong core funding position which supports a shorter term asset base. If rates remain at current low levels for another two years, the benefit of rising rates is muted because the starting point for asset yields will be lower.

We have established a target range for the change in net interest income in year one of zero to 7.5%. The net interest income simulation as of December 31, 2013 showed that the change in net interest income for the next 12 months from our expected or “most likely” forecast was as follows:

Rate Change	Percent Change in Net Interest Income
Up 200 basis points	2.4%
Down 100 basis points	0.1%

The change in net interest income in the second year of the simulation shows a more pronounced downward trend in the flat and down 100 basis points scenarios, the projected change is (2.4)% and (6.2)%, respectively, while the up 200 basis points simulation produces an increase of 5.5%.  The degree to which this exposure materializes will depend, in part, on our ability to manage our balance sheet as interest rates rise or fall.

Actual results may differ materially from those projected. The analysis assumes a static balance sheet. All rate changes are ramped over a 12 month time horizon based upon a parallel yield curve shift. In the down 100 basis points scenario, Federal funds and Treasury yields are floored at 0.01% while Prime is floored at 3.00%.  All other market rates (e.g. LIBOR, FHLB) are floored at 0.25% to reflect credit spreads. The model used to perform the balance sheet simulation assumes a parallel shift of the yield curve over 12 months and reprices every interest-bearing asset and liability on our balance sheet. The model incorporates product specific loan prepayment assumptions and uses contractual repricing dates for variable rate loan products and contractual maturities for fixed rate products. The model uses product-specific assumptions for deposits which are subject to repricing based on current market conditions. The model uses the Yield Book, Inc. system to analyze the investment portfolio which produces bond specific cash flows forecasts for each rate scenario tested in the analysis.  The analysis details bond maturity, amortization, repricing characteristics, and optionality.  The cash flow forecasts take into consideration assumptions for absolute rate movements, the period over which rates are assumed to shift and assumed changes in the shape of the yield curve. The model also assumes that the rate at which residential mortgage related assets prepay will vary as rates rise and fall, based on prepayment estimates derived from Applied Financial Technologies.

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

The most significant ongoing factor affecting market risk exposure of net interest income during the year ended December 31, 2013 was the sustained low interest rate environment.  Net interest income exposure is also significantly affected by the shape and level of the U.S. Government securities and interest rate swap yield curves, and changes in the size and composition of the loan, investment and deposit portfolios.  During 2013, the two year Treasury note increased 11 basis points to 0.38% and the ten year Treasury note increased by 118 basis points to 3.04%. The spread between the two year and the ten year Treasury notes at December 31, 2013 was 266 basis points, compared to 153 basis points at December 31, 2012.

Credit Risk

The Board of Directors reviews and approves our loan policy on an annual basis. Among other things, the loan policy establishes restrictions regarding the types of loans that may be granted, and the distribution of loan types within our portfolio. Our Board of Directors grants each loan officer the authority to originate loans on our behalf, subject to certain limitations. These authorized lending limits are reviewed at least annually and are based upon the lender’s knowledge and experience. Loan requests that exceed a lender’s authority require the signature of our Credit Division Manager, Senior Loan Officer, and/or President. With the exception of certain municipal loans, all extensions of credit of $5 million or greater to any one borrower, or related party interest, are reviewed and approved by the Loan Committee of Merchants Bank’s Board of Directors. Short-term Revenue Anticipation and Tax Anticipation extensions of credit of $8 million or greater to a municipality are reviewed and approved by the Loan Committee of Merchants Bank’s Board of Directors. Our loan portfolio is continuously monitored for performance, creditworthiness and strength of documentation through the use of a variety of management reports and the assistance of an external loan review firm.  Credit ratings are assigned to commercial loans and are routinely reviewed. Loan officers, under the supervision of the Senior Lender and Senior Credit Officer, take remedial actions to assure full and timely payment of loan balances when necessary.  Our policy is to discontinue the accrual of interest on loans when scheduled payments become contractually past due 90 or more days and the ultimate collectability of principal or interest become doubtful.  In certain instances the accrual of interest is discontinued prior to 90 days past due if Management determines that the borrower will not be able to continue making timely payments.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Merchants Bancshares, Inc.

Consolidated Balance Sheets

	December 31,	December 31,
(In thousands except share and per share data)	2013	2012
ASSETS
Cash and due from banks	$30,434	$34,547
Interest earning deposits with banks and other short-term investments	85,037	42,681
Total cash and cash equivalents	115,471	77,228
Investments:
Securities available for sale, at fair value	252,513	508,681
Securities held to maturity (fair value of $137,087 and $454)	140,826	407
Total investments	393,339	509,088
Loans	1,166,233	1,082,923
Less: Allowance for loan losses	12,042	11,562
Net loans	1,154,191	1,071,361
Federal Home Loan Bank stock	7,496	8,145
Bank premises and equipment, net	15,572	16,077
Investment in real estate limited partnerships	4,631	5,423
Bank owned life insurance	10,000	0
Other assets	24,769	21,228
Total assets	$1,725,469	$1,708,550
LIABILITIES
Deposits:
Demand (noninterest bearing)	$266,299	$240,491
Savings, interest bearing checking and money market accounts	752,171	700,191
Time deposits $100 thousand and greater	115,204	123,371
Other time deposits	189,902	207,027
Total deposits	1,323,576	1,271,080
Securities sold under agreements to repurchase	250,314	287,520
Other long-term debt	2,403	2,483
Junior subordinated debentures issued to unconsolidated subsidiary trust	20,619	20,619
Other liabilities	8,946	8,627
Total liabilities	1,605,858	1,590,329
Commitments and contingencies (Note 16)
SHAREHOLDERS' EQUITY
Preferred stock
Class A non-voting shares authorized - 200,000, none outstanding	0	0
Class B voting shares authorized - 1,500,000, none outstanding	0	0
Common stock, $.01 par value	67	67
Authorized: 10,000,000 shares; Issued: 6,651,760 at December 31, 2013 and December 31, 2012
Outstanding: 6,318,708 at December 31, 2013 and 6,282,385 at December 31, 2012
Capital in excess of par value	37,129	36,742
Retained earnings	95,657	87,580
Treasury stock, at cost: 333,052 shares at December 31, 2013 and 369,375 shares at December 31, 2012	(14,043)	(14,786)
Deferred compensation arrangements: 319,854 shares at December 31, 2013 and 324,515 shares at December 31, 2012	6,521	6,403
Accumulated other comprehensive (loss) income	(5,720)	2,215
Total shareholders' equity	119,611	118,221
Total liabilities and shareholders' equity	$1,725,469	$1,708,550

See accompanying notes to consolidated financial statements

Merchants Bancshares, Inc.

Consolidated Statements of Income

	Twelve Months Ended
	December 31,
(In thousands except per share data)	2013	2012	2011
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$43,987	$44,977	$45,271
Investment income:
Interest and dividends on investment securities	9,912	11,834	12,644
Interest on interest earning deposits with banks and other short-term investments	68	46	103
Total interest and dividend income	53,967	56,857	58,018
INTEREST EXPENSE
Savings, interest bearing checking and money market accounts	1,184	776	1,167
Time deposits $100 thousand and greater	785	1,025	1,135
Other time deposits	1,381	1,750	2,172
Securities sold under agreement to repurchase and other short-term debt	914	1,790	2,065
Long-term debt	806	1,542	2,105
Total interest expense	5,070	6,883	8,644
Net interest income	48,897	49,974	49,374
Provision for credit losses	800	950	750
Net interest income after provision for credit losses	48,097	49,024	48,624
NONINTEREST INCOME
Changes in fair value on other than temporary impaired securities	(166)	0	(65)
Non-credit related (gain) losses on securities not expected to be sold (recognized in other comprehensive income)	0	0	10
Net impairment losses	(166)	0	(55)
Net (losses) gains on investment securities	(12)	507	1,049
Trust division income	3,062	2,685	2,516
Service charges on deposits	3,989	4,078	4,298
Net debit card income	2,875	2,854	2,701
Gain on sale of other assets	794	1,083	0
Other	1,088	1,406	1,340
Total noninterest income	11,630	12,613	11,849
NONINTEREST EXPENSE
Compensation and benefits	19,165	19,582	20,517
Occupancy expense	4,165	3,826	3,824
Equipment expense	3,892	3,626	3,366
Legal and professional fees	2,755	2,545	2,811
Marketing	1,756	1,841	1,733
Equity in losses of real estate limited partnerships	1,039	1,516	1,766
State franchise taxes	1,439	1,295	1,265
FDIC insurance	872	866	936
Prepayment penalty on long-term debt	0	1,363	861
Other Real Estate Owned ("OREO") expenses	121	197	193
Other	5,414	5,809	5,457
Total noninterest expense	40,618	42,466	42,729
Income before provision for income taxes	19,109	19,171	17,744
Provision for income taxes	3,978	3,977	3,124
NET INCOME	$15,131	$15,194	$14,620

Basic earnings per common share	$2.40	$2.43	$2.35
Diluted earnings per common share	$2.40	$2.42	$2.35

See accompanying notes to consolidated financial statements

Merchants Bancshares, Inc.

Consolidated Statements of Comprehensive Income

	Twelve Months Ended
	December 31,
(In thousands)	2013	2012	2011
Net income	$15,131	$15,194	$14,620
Other comprehensive (loss) income, net of tax:
Change in net unrealized (loss) gain on securities available for sale, net of taxes of $(3,398), $(181) and $1,395	(6,311)	(336)	2,590
Unrealized holding losses arising during the period for securities transferred from available for sale to held to maturity, net of taxes of $(1,902), $0 and $0	(3,533)	0	0
Amortization of unrealized holding losses of securities transferred from available for sale to held to maturity, net of taxes of $128, $0 and $0	237	0	0
Reclassification adjustments for net securities losses (gains) included in net income, net of taxes of $64, $(177) and $(348)	116	(329)	(646)
Change in net unrealized loss on interest rate swaps, net of taxes of $116, $122 and $(66)	216	226	(123)
Pension liability adjustment, net of taxes of $722, $(241) and $(213)	1,340	(448)	(396)
Other comprehensive (loss) income	(7,935)	(887)	1,425
Comprehensive (loss) income	$7,196	$14,307	$16,045

See accompanying notes to consolidated financial statements

Merchants Bancshares, Inc.

Consolidated Statements of Changes in Shareholders' Equity

For the Years Ended December 31, 2013, 2012, and 2011

						Accumulated
		Capital in			Deferred	Other
	Common	Excess of	Retained	Treasury	Compensation	Comprehensive
(In thousands except per share data)	Stock	Par Value	Earnings	Stock	Arrangements	Income (loss)	Total
Balance at December 31, 2010	$67	$36,348	$71,725	$(16,836)	$6,350	$1,677	$99,331
Net income	0	0	14,620	0	0	0	14,620
Dividends paid ($1.12 per share)	0	0	(6,952)	0	0	0	(6,952)
Sale of treasury stock	0	1	0	13	0	0	14
Distribution of stock under deferred compensation arrangements	0	0	0	432	(432)	0	0
Shares issued under stock plans, net of excess tax benefit	0	19	0	273	(76)	0	216
Share based compensation expense	0	110	0	0	54	0	164
Dividend reinvestment plan	0	66	0	301	352	0	719
Other comprehensive income	0	0	0	0	0	1,425	1,425
Balance at December 31, 2011	$67	$36,544	$79,393	$(15,817)	$6,248	$3,102	$109,537
Net income	0	0	15,194	0	0	0	15,194
Dividends paid ($1.12 per share)	0	0	(7,007)	0	0	0	(7,007)
Sale of treasury stock	0	2	0	16	0	0	18
Distribution of stock under deferred compensation arrangements	0	0	0	386	(386)	0	0
Shares issued under stock plans, net of excess tax benefit	0	41	0	380	90	0	511
Share based compensation expense	0	72	0	0	100	0	172
Dividend reinvestment plan	0	83	0	249	351	0	683
Other comprehensive loss	0	0	0	0	0	(887)	(887)
Balance at December 31, 2012	$67	$36,742	$87,580	$(14,786)	$6,403	$2,215	$118,221
Net income	0	0	15,131	0	0	0	15,131
Dividends paid ($1.12 per share)	0	0	(7,054)	0	0	0	(7,054)
Sale of treasury stock	0	3	0	12	0	0	15
Distribution of stock under deferred compensation arrangements	0	0	0	450	(450)	0	0
Shares issued under stock plans, net of excess tax benefit	0	223	0	140	61	0	424
Share based compensation expense	0	27	0	0	160	0	187
Dividend reinvestment plan	0	134	0	141	347	0	622
Other comprehensive income	0	0	0	0	0	(7,935)	(7,935)
Balance at December 31, 2013	$67	$37,129	$95,657	$(14,043)	$6,521	$(5,720)	$119,611

See accompanying notes to consolidated financial statements

Merchants Bancshares, Inc.

Consolidated Statements of Cash Flows

	Twelve Months Ended December 31,
(In thousands)	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,131	$15,194	$14,620
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	800	950	750
Deferred tax expense (benefit)	4,329	772	(1,337)
Depreciation and amortization	2,181	1,948	1,891
Amortization of investment security premiums and accretion of discounts, net	1,101	2,330	3,858
Stock based compensation	187	172	164
Contribution to pension plan	0	(5,000)	0
Net losses (gains) on sales of investment securities	12	(507)	(1,049)
Other-than-temporary impairment losses on investment securities	166	0	55
Net gains on sale of loans	0	0	(25)
Net gains on sale of premises, equipment and other assets	(794)	(1,040)	119
Deferred (gain) on sale of premises	(934)	0	0
Gains on sale of other real estate owned	(20)	(7)	(50)
Equity in losses of real estate limited partnerships, net	1,039	1,516	1,766
Changes in assets and liabilities:
Net change in interest receivable	386	753	(129)
Net change in other assets	(1,635)	(2,333)	2,130
Net change in interest payable	(19)	2,196	(96)
Net change in other liabilities	634	(11,282)	8,726
Net cash provided by operating activities	22,564	5,662	31,393
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investment securities available for sale	53,215	129,936	131,858
Proceeds from maturities of investment securities available for sale	99,979	186,540	181,385
Proceeds from maturities of investment securities held to maturity	7,254	151	236
Proceeds from redemption of Federal Home Loan Bank stock	649	485	0
Purchases of investment securities available for sale	(60,580)	(316,251)	(358,906)
Loan originations in excess of principal payments	(86,185)	(55,428)	(117,536)
Proceeds from sales of loans, net	2,378	0	80
Proceeds from sale of other assets	0	334	0
Proceeds from sale of premises and equipment	3,026	788	52
Proceeds from sales of other real estate owned	171	505	380
Real estate limited partnership investments	(247)	(1,750)	(1,702)
Investment in bank owned life insurance	(10,000)	0	0
Purchases of bank premises and equipment	(3,019)	(3,877)	(1,929)
Net cash provided by (used in) investing activities	6,641	(58,567)	(166,082)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	52,496	93,200	85,684
Net change in short-term borrowings	0	0	(2,964)
Net change in securities sold under agreement to repurchase, short-term	(37,206)	24,993	37,834
Net change in securities sold under agreement to repurchase, long-term	0	0	(7,500)
Principal payments on long-term debt	(80)	(20,079)	(8,577)
Cash dividends paid	(6,432)	(6,324)	(6,233)
Sale of treasury stock	15	18	14
Increase in deferred compensation arrangements	237	213	216
Proceeds from exercise of stock options, net of withholding taxes	0	280	0
Tax benefit from exercise of stock options	8	20	1
Net cash provided by financing activities	9,038	92,321	98,475
Increase (decrease) in cash and cash equivalents	38,243	39,416	(36,214)
Cash and cash equivalents beginning of period	77,228	37,812	74,026
Cash and cash equivalents end of period	$115,471	$77,228	$37,812

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Total interest payments	$5,051	$4,687	$8,739
Total income tax payments	800	5,950	1,950
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Distribution of stock under deferred compensation arrangements	$450	$391	$432
Distribution of treasury stock in lieu of cash dividend under dividend reinvestment plan	622	683	719
Non-cash exercise of stock options	181	130	124
Transfer of loans to other real estate owned	213	140	497
Transfer of securities from available for sale to held to maturity	152,887	0	0
Decrease in payable for investments purchased	0	(9,461)	9,461

See accompanying notes to consolidated financial statements

Merchants Bancshares, Inc.

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Merchants Bancshares, Inc. (the “Company”), and its wholly-owned subsidiary Merchants Bank (the “Bank,” and collectively with the Company, “Merchants”, “we,” “us, or “our”). All material intercompany accounts and transactions are eliminated in consolidation. We offer a full range of deposit, loan, cash management, and trust services to meet the financial needs of individual consumers, businesses and municipalities at 32 full-service banking offices throughout the state of Vermont as of December 31, 2013.

Management’s Use of Estimates in Preparation of Financial Statements

The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of income and expenses during the reporting periods. The most significant estimates include those used in determining the allowance for credit losses, income taxes, interest income recognition on loans and investments and analysis of other-than-temporary impairment of our investment securities portfolio. Operating results in the future may vary from the amounts derived from Management's estimates and assumptions.

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

Interest and dividend income, including amortization of premiums and discounts, are recorded in earnings for all categories of investment securities. Discounts and premiums related to debt securities are amortized using the level-yield method which anticipates prepayments for amortizing securities.

Management evaluates securities for other-than-temporary impairment (“OTTI”) on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation.  For securities in an unrealized loss position, management considers the extent and duration of the unrealized loss, and the financial condition and near-term prospects of the issuer.  Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings.  For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) OTTI related to credit loss, which must be recognized in the income statement and 2) other-than-temporary impairment (OTTI) related to other factors, which is recognized in other comprehensive income.  The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. For equity securities, the entire amount of impairment is recognized through earnings.

Federal Home Loan Bank System

We are a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank of Boston (“FHLBB”) provides a central credit facility primarily for member institutions. Member institutions are required to acquire and hold shares of capital stock in the FHLBB in an amount at least equal to the sum of 0.35% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year. We were in compliance with this requirement at December 31, 2013. FHLBB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income.

Bank Owned Life Insurance

We purchased life insurance policies on certain key executives where the Bank is the beneficiary. Bank owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value (“CSV”) adjusted for other charges or other amounts due that are probable at settlement. Increases in the CSV of the policies, as well as death benefits received, net of any CSV, are recorded in noninterest income, and are not subject to income taxes.

Loans

Loans are carried at the principal amounts outstanding net of the allowance for loan losses, and net of deferred loan costs and fees. Deferred loan costs and fees are amortized over the estimated lives of the loans using the interest method. Interest income is accrued on the unpaid principal balance.

Allowance for Credit Losses

The Allowance for Credit Losses (“Allowance”) is comprised of the Allowance for Loan Losses and the Reserve for Undisbursed Lines of Credit, and is based on Management’s estimate of the amount required to reflect probable incurred credit losses in the loan portfolio. Factors considered in evaluating the adequacy of the Allowance include previous loss experience, the size and composition of the portfolio, risk rating composition, current economic and real estate market conditions and their effect on the borrowers, the performance of individual loans in relation to contractual terms and estimated fair values of properties that secure impaired loans.

The allowance consists of specific and general components.  The specific component relates to loans that are individually classified as impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Loans for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings (“TDR”) and classified as impaired.

Commercial and commercial real estate loans are individually evaluated for impairment when a loan meets any of the specific criteria identified in our methodology. If a loan is impaired, the loan is either charged down, or a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral.  Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures.

Loans for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties,  are considered TDRs. Concessions that result in a loan being considered a TDR usually consists of a reduction in interest rate to a below market rate, taking into account the credit quality of the note, or a deferment or reduction of payments, principal or interest, which alters the Bank’s position or significantly extends the note’s maturity date, such that the present value of cash flows to be received is less than those contractually established at the loan’s origination. TDRs are measured at the present value of estimated future cash flows using the loans effective rate at inception. If a TDR is considered to be a collateral dependent loan, the loan is reported, net, at the fair value of the collateral. For troubled debt restructurings that subsequently default, we determine the amount of reserve in accordance with the accounting policy for the allowance for loan losses.

Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

The general component covers non-impaired loans and is based on historical loss experience adjusted for current factors.  The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by us over the most recent 5 years.  This actual loss experiences is supplemented with other factors based on the risks present for each portfolio segment.  These factors include consideration of the following:  levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations.

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

Real Estate – Residential: Residential real estate loans consist primarily of loans secured by first or second mortgages on primary residences. We originate adjustable-rate and fixed-rate, one- to four-family residential real estate loans for the construction, purchase or refinancing of a mortgage. These loans are generally collateralized by owner-occupied properties located in our market area. Loans on one- to four-family residential real estate are generally originated in amounts of no more than 80% of the purchase price or appraised value (whichever is lower). Hazard insurance is required.  Mortgage title insurance is also required for all first mortgages and for second mortgages in excess of $100,000.

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

Premises and Equipment

Premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are provided using straight-line and accelerated methods at rates that depreciate the original cost of the premises and equipment over the shorter of their estimated useful lives or the expected lease term in the case of leasehold improvements. Expenditures for maintenance, repairs and renewals of minor items are generally charged to expense as incurred. When premises and equipment are replaced, retired, or deemed no longer useful they are written down to estimated selling price less costs to sell by a charge to current earnings.

Investments in Real Estate Limited Partnerships

We have investments in various real estate limited partnerships that acquire, develop, own and operate low and moderate-income housing. Our ownership interest in these limited partnerships ranges from 3.3% to 99.9% as of December 31, 2013. These investments are made directly in Low Income Housing Tax Credit, or LIHTC, partnerships formed by third parties. As a limited partner in these operating partnerships, we receive tax credits and tax deductions for losses incurred by the underlying properties. These investments are amortized over a maximum of 10 years, which represents the period that the tax credits will be utilized.

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

Other Real Estate Owned

Collateral acquired through foreclosure is initially recorded at the lower of cost or fair value, less estimated costs to sell, at the time of acquisition, establishing a new cost basis. Any cost in excess of the estimated fair value on the transfer date is charged to the allowance for credit losses. Subsequent decreases in the fair value of other real estate owned (“OREO”) are reflected as a write-down and charged to expense. Net operating income or expense related to foreclosed property is included in noninterest expense in the accompanying consolidated statements of income.

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

Income Taxes

Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. Low-income housing tax credits and historic rehabilitation credits are recognized as a reduction of income tax expense in the year in which they are earned. We recognize interest and/or penalties related to income tax matters in other noninterest expense in our consolidated statements of income. Penalties and/or interest were zero or immaterial for 2013, 2012 and 2011. Our policy is to reduce deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur.  The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination.  For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.

Earnings Per Share

Basic earnings per share are calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per share are computed in a manner similar to that of basic earnings per share except that the weighted average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares (such as stock options) were issued during the period, computed using the treasury stock method. Shares held in rabbi trusts related to deferred compensation plans are considered outstanding for purposes of computing earnings per share.

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income.  Other comprehensive income includes unrealized gains and losses on securities available for sale, unrealized gains and losses on cash flow hedges and changes in the funded status of the pension plan, which are also recognized as separate components of equity.

Loss Contingencies

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated.  Management does not believe there now are such matters that will have a material effect on the financial statements.

Derivative Financial Instruments and Hedging Activities

At the inception of a derivative contract, we designate the derivative as one of three types based on our intentions and belief as to likely effectiveness as a hedge.  These three types are (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (“fair value hedge”), (2) a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedge”), or (3) an instrument with no hedging designation (“stand-alone derivative”).  For a fair value hedge, the gain or loss on the derivative, as well as the offsetting loss or gain on the hedged item, are recognized in current earnings as fair values change. For a cash flow hedge, the gain or loss on the derivative is reported in other comprehensive income and is reclassified into earnings in the same periods during which the hedged transaction affects earnings.  For both types of hedges, changes in the fair value of derivatives that are not highly effective in hedging the changes in fair value or expected cash flows of the hedged item are recognized immediately in current earnings.  Changes in the fair value of derivatives that do not qualify for hedge accounting are reported currently in earnings, as noninterest income.

Net cash settlements on derivatives that qualify for hedge accounting are recorded in interest income or interest expense, based on the item being hedged.  Net cash settlements on derivatives that do not qualify for hedge accounting are reported in noninterest income. Cash flows on hedges are classified in the cash flow statement the same as the cash flows of the items being hedged.

We formally document the relationship between derivatives and hedged items, as well as the risk-management objective and the strategy for undertaking hedge transactions at the inception of the hedging relationship.  This documentation includes linking fair value or cash flow hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions.  We also formally assess, both at the hedge’s inception and on an ongoing basis, whether the derivative instruments that are used are highly effective in offsetting changes in fair values or cash flows of the hedged items.

When hedge accounting is discontinued, subsequent changes in fair value of the derivative are recorded as noninterest income.  When a fair value hedge is discontinued, the hedged asset or liability is no longer adjusted for changes in fair value and the existing basis adjustment is amortized or accreted over the remaining life of the asset or liability. When a cash flow hedge is discontinued, but the hedged cash flows or forecasted transactions are still expected to occur, gains or losses that were accumulated in other comprehensive income are amortized into earnings over the same periods which the hedged transactions will affect earnings.

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

Fair Value Measurements

Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in a separate note.  Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items.  Changes in assumptions or in market conditions could significantly affect these estimates.

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

In January 2014, the FASB issued ASU 2014-01, “Investments – Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects.” The amendments in this ASU modify the conditions that a reporting entity must meet to be eligible to use a method other than the equity or cost methods to account for qualified affordable housing project investments. If the modified conditions are met, the amendments permit an entity to amortize the initial cost of the investment in proportion to the amount of tax credits and other tax benefits received and recognize the net investment performance in the income statement as a component of income tax expense (benefit). Additionally, the amendments introduce new recurring disclosures about all investments in qualified affordable housing projects irrespective of the method used to account for the investments.  The amendments in this ASU are effective for public entities for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014. The amendments in this ASU should be applied retrospectively to all periods presented. Adoption of this update is not expected to have a material impact on our financial condition or results of operations.

NOTE 3: INVESTMENT SECURITIES

Investments in securities are classified as available for sale or held to maturity as of December 31, 2013 and 2012. The amortized cost and fair values of the securities classified as available for sale and held to maturity as of December 31, 2013 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available for Sale:
U.S. Treasury Obligations	$100	$0	$0	$100
U.S. Agency Obligations	0	0	0	0
U.S. Government Sponsored Enterprises ("U.S. GSEs")	0	0	0	0
Federal Home Loan Bank ("FHLB") Obligations	0	0	0	0
Residential Real Estate Mortgage-backed Securities ("Agency MBSs")	97,882	2,876	1,487	99,271
Agency Commercial Mortgage Backed Securities ("Agency CMBSs")	18,398	0	760	17,638
Agency Collateralized Mortgage Obligations ("Agency CMOs")	98,162	254	1,207	97,209
Non-agency Collateralized Mortgage Obligations ("Non-agency CMOs")	0	0	0	0
Collateralized Loan Obligations ("CLOs")	37,834	73	0	37,907
Asset Backed Securities ("ABSs")	357	31	0	388
Total Available for Sale	$252,733	$3,234	$3,454	$252,513

		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value
Held to Maturity:
U.S. Agency Obligations	$23,580	$0	$458	$23,122
U.S. Government Sponsored Enterprises ("U.S. GSEs")	9,442	0	512	8,930
Federal Home Loan Bank ("FHLB") Obligations	4,684	0	191	4,493
Agency Collateralized Mortgage Obligations	94,105	0	2,426	91,679
Agency MBSs	9,015	25	177	8,863
Total Held to Maturity	$140,826	$25	$3,764	$137,087

The amortized cost and fair values of the securities classified as available for sale and held to maturity as of December 31, 2012 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available for Sale:
U.S. Treasury Obligations	$100	$0	$0	$100
U.S. Agency Obligations	10,956	0	59	10,897
U.S. GSEs	58,731	723	88	59,366
FHLB Obligations	24,546	39	0	24,585
Agency MBSs	142,441	6,326	0	148,767
Agency CMBSs	5,087	0	58	5,029
Agency CMOs	227,815	2,922	338	230,399
Non-agency CMOs	4,589	6	2	4,593
CLOs	24,748	0	221	24,527
ABSs	357	61	0	418
Total Available for Sale	$499,370	$10,077	$766	$508,681

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Held to Maturity:
Agency MBSs	$407	$47	$0	$454
Total Held to Maturity	$407	$47	$0	$454

The contractual final maturity distribution of the debt securities classified as available for sale of December 31, 2013, are as follows:

		After One	After Five
	Within	But Within	But Within	After Ten
(In thousands)	One Year	Five Years	Ten Years	Years	Total
Available for Sale (at fair value):
U.S. Treasury Obligations	$100	$0	$0	$0	$100
Agency MBSs	143	4,383	14,989	79,756	99,271
Agency CMBSs	0	0	13,226	4,412	17,638
Agency CMOs	0	0	3,095	94,114	97,209
CLOs	0	0	28,022	9,885	37,907
ABSs	0	0	0	388	388
Total Available for Sale	$243	$4,383	$59,332	$188,555	$252,513
Available for Sale (at amortized cost):
U.S. Treasury Obligations	$100	$0	$0	$0	$100
Agency MBSs	135	4,123	14,200	79,424	97,882
Agency CMBSs	0	0	13,754	4,644	18,398
Agency CMOs	0	0	3,092	95,070	98,162
CLOs	0	0	27,949	9,885	37,834
ABSs	0	0	0	357	357
Total Available for Sale	$235	$4,123	$58,995	$189,380	$252,733

The contractual final maturity distribution of the debt securities classified as held to maturity of December 31, 2013, are as follows:

		After One	After Five
	Within	But Within	But Within	After Ten
(In thousands)	One Year	Five Years	Ten Years	Years	Total
Held to Maturity (at fair value):
U.S. Agency Obligations	$0	$0	$0	$23,122	$23,122
U.S. GSEs	0	0	8,930	0	8,930
FHLB Obligations	0	0	4,493	0	4,493
Agency MBSs	7	26	0	8,830	8,863
Agency CMOs	0	0	0	91,679	91,679
Total Held to Maturity	$7	$26	$13,423	$123,631	$137,087
Held to Maturity (at amortized cost):
U.S. Agency Obligations	$0	$0	$0	$23,580	$23,580
U.S. GSEs	0	0	9,442	0	9,442
FHLB Obligations	0	0	4,684	0	4,684
Agency MBSs	7	25	0	8,983	9,015
Agency CMOs	0	0	0	94,105	94,105
Total Held to Maturity	$7	$25	$14,126	$126,668	$140,826

Actual maturities will differ from contractual maturities because borrowers may have rights to call or prepay obligations. Maturities of Agency MBSs and Agency CMOs in the table above are based on final contractual maturities.

The following table presents the proceeds, gross gains and gross losses on available for sale securities.

(In thousands)	2013	2012	2011
Proceeds	$53,215	$129,936	$131,858
Gross gains	548	811	1,188
Gross losses	(560)	(304)	(139)
Net gains (losses)	$(12)	$507	$1,049

Securities with a carrying value of $315.53 million and $357.52 million at December 31, 2013 and 2012, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes required by law.

Gross unrealized losses on investment securities available for sale and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position, at December 31, 2013, were as follows:

	Less Than 12 Months		12 Months or More		Total
(In thousands)	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
Agency MBSs	$46,547	$1,487	$0	$0	$46,547	$1,487
Agency CMBSs	12,778	578	4,860	182	17,638	760
Agency CMOs	57,904	977	3,557	230	61,461	1,207
Total	$117,229	$3,042	$8,417	$412	$125,646	$3,454

Gross unrecognized losses on investment securities held to maturity and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position, at December 31, 2013, were as follows:

	Less Than 12 Months		12 Months or More		Total
(In thousands)	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
U.S. Agency Obligations	$13,722	$307	$9,400	$151	$23,122	$458
U.S. GSEs	8,930	512	0	0	8,930	512
FHLB Obligations	4,493	191	0	0	4,493	191
Agency CMOs	66,203	1,410	25,476	1,016	91,679	2,426
Agency MBSs	8,569	177	0	0	8,569	177
Total	$101,917	$2,597	$34,876	$1,167	$136,793	$3,764

Gross unrealized losses on investment securities available for sale and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position, at December 31, 2012, were as follows:

	Less Than 12 Months		12 Months or More		Total
(In thousands)	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
U.S. Treasury Obligations	$0	$0	$0	$0	$0	$0
U.S. Agency Obligations	$10,897	$59	$0	$0	$10,897	$59
U.S. GSEs	9,882	88	0	0	9,882	88
FHLB Obligations	0	0	0	0	0	0
Agency MBSs	0	0	0	0	0	0
Agency CMBSs	5,029	58	0	0	5,029	58
Agency CMOs	39,047	338	0	0	39,047	338
Non-agency CMOs	0	0	3,041	2	3,041	2
CLOs	24,527	221	0	0	24,527	221
ABSs	0	0	0	0	0	0
Total	$89,382	$764	$3,041	$2	$92,423	$766

There were no securities held to maturity with unrealized losses as of December 31, 2012.

There were no securities classified as trading at December 31, 2013 and 2012.

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

At December 31, 2013, all of our MBSs and CMOs held were issued by U.S. government-sponsored entities and agencies, primarily FNMA and FHLMC, institutions which the government has affirmed its commitment to support.  Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because we do not have the intent to sell these securities and it is not likely that we will be required to sell the securities before their anticipated recovery, we do not consider these securities to be other-than-temporarily impaired at December 31, 2013.

We took an impairment charge totaling $166 thousand related to our $37.91 million CLO portfolio.  Under the recently finalized Volcker Rule, we may be required to divest some or all of our CLOs by July of 2015.  Subsequent to year end we sold $17.74 million of our CLOs for a small gain.

Agency MBSs and Agency CMOs consist of pools of residential mortgages which are guaranteed by FNMA, FHLMC, or Government National Mortgage Association (“GNMA”) with various origination dates and maturities.  Agency CMBS consists of bonds backed by commercial real estate which are guaranteed by FNMA and GNMA. CLOs are floating rate securities that consist primarily of pools of senior secured commercial loans structured to provide very strong over collateralization and subordination.  All of our CLOs are the senior AAA tranche and are the first bond to get paid down. Non-Agency CMOs are tracked individually with updates on the performance of the underlying collateral and stress testing performed and reviewed monthly. Additionally, we monitor individual bonds that experience greater levels prepayment or market volatility.

We use external pricing services to obtain fair market values for our investment portfolio.   We have obtained and reviewed the service providers’ pricing and reference data documentation. Evaluations are based on market data and vary by asset class and incorporate available trade, bid and other market information.  Because many fixed income securities do not trade on a daily basis, the service provider’s evaluated pricing applications apply available information as applicable through processes such as benchmark curves, benchmarking of like securities, sector groupings, and matrix pricing, to prepare evaluations.  In addition, model processes, such as the Option Adjusted Spread model are used to assess interest rate impact and develop prepayment scenarios, with inputs determined based on knowledge of the market.  For CLOs, the issuer, structure, collateral type, performance and deal and class triggers are also reviewed.  We periodically test the values provided to us by the pricing service through a combination of back testing on actual sales of securities and by obtaining prices on all bonds from an alternative pricing source.

We do not intend to sell the investment securities that are in an unrealized loss position, and it is unlikely that we will be required to sell the investment securities before recovery of their amortized cost bases, which may be maturity.

During the third and fourth quarters of 2013, we transferred securities with a total amortized cost of  $152.89 million, and a corresponding fair value of $147.45 million, from available for sale to held to maturity.  The net unrealized loss, net of taxes, on these securities at the dates of the transfers were $3.53 million.  The unrealized holding loss at the time of transfer continues to be reported in accumulated other comprehensive income, net of tax and is amortized over the remaining lives of the securities as an adjustment of the yield.  The amortization of the unamortized holding loss reported in accumulated other comprehensive income will offset the effect on interest income of the discount for the transferred securities.  The remaining unamortized balance of the losses for the securities transferred from available for sale to held to maturity was $5.07 million, or $3.30 million, net of tax at December 31, 2013.

NOTE 4: LOANS AND THE ALLOWANCE FOR CREDIT LOSSES

Loans

The composition of our loan portfolio at December 31, 2013 and 2012 was as follows:

(In thousands)	December 31, 2013	December 31, 2012
Commercial, financial and agricultural	$172,810	$165,023
Municipal loans	94,007	84,689
Real estate loans – residential	489,706	460,395
Real estate loans – commercial	371,319	357,178
Real estate loans – construction	31,841	10,561
Installment loans	5,655	4,701
All other loans	895	376
Total loans	$1,166,233	$1,082,923

We primarily originate residential real estate, commercial, commercial real estate, municipal obligations and installment loans to customers throughout the state of Vermont. There are no significant industry concentrations in the loan portfolio. Loans totaled $1.17 billion and $1.08 billion at December 31, 2013 and 2012, respectively. Total loans included $618 thousand and $250 thousand of net deferred loan origination costs at December 31, 2013 and December 31, 2012, respectively. The aggregate amount of overdrawn deposit balances classified as loan balances was $895 thousand and $376 thousand at December 31, 2013 and 2012, respectively.  Ending loan balances for 2012 reflect the reclassification of $29.56 million in non-owner occupied residential real estate loans from the residential real estate category to the commercial real estate category.  This presentation more accurately presents the risk profile of these loans.

The following table reflects our loan loss experience and activity in the allowance for credit losses for the twelve months ended December 31, 2013:

(In thousands)	Commercial, financial and agricultural	Municipal	Real estate- residential	Real estate- commercial	Real estate-construction	Installment	All other	Totals
Allowance for credit losses:
Beginning balance	$3,447	$522	$3,421	$4,660	$234	$17	$11	$12,312
Charge-offs	(20)	0	(289)	(1)	0	(9)	(93)	(412)
Recoveries	62	0	6	40	1	6	13	128
Provision (credit)	(135)	246	(57)	386	277	4	79	800
Ending balance	$3,354	$768	$3,081	$5,085	$512	$18	$10	$12,828

The following table reflects our loan loss experience and activity in the allowance for credit losses for the twelve months ended December 31, 2012:

(In thousands)	Commercial, financial and agricultural	Municipal	Real estate- residential	Real estate- commercial	Real estate-construction	Installment	All other	Totals
Allowance for credit losses:
Beginning balance	$2,905	$309	$3,017	$4,605	$477	$23	$17	$11,353
Charge-offs	(9)	0	(20)	(32)	0	0	0	(61)
Recoveries	30	0	14	1	25	0	0	70
Provision (credit)	521	213	410	86	(268)	(6)	(6)	950
Ending balance	$3,447	$522	$3,421	$4,660	$234	$17	$11	$12,312

The following table reflects our loan loss experience and activity in the allowance for credit losses for the twelve months ended December 31, 2011:

(In thousands)	Commercial, financial and agricultural	Municipal	Real estate- residential	Real estate- commercial	Real estate-construction	Installment	All other	Totals
Allowance for credit losses:
Beginning balance	$2,617	$236	$2,305	$5,266	$283	$24	$23	$10,754
Charge-offs	(80)	0	(83)	(60)	(96)	(10)	0	(329)
Recoveries	101	0	4	44	25	4	0	178
Provision (credit)	267	73	791	(645)	265	5	(6)	750
Ending balance	$2,905	$309	$3,017	$4,605	$477	$23	$17	$11,353

The allowance for credit losses consists of the allowance for loan losses and the reserve for undisbursed lines of credit. The reserve for undisbursed lines of credit is included in other liabilities on the balance sheet. The following presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment based upon impairment method at December 31, 2013:

(In thousands)	Commercial, financial and agricultural	Municipal	Real estate- residential	Real estate- commercial	Real estate-construction	Installment	All other	Totals
Allowance for credit losses:
Ending balance individually evaluated for impairment	$2	$0	$41	$69	$0	$0	$0	$112
Ending balance collectively evaluated for impairment	3,352	768	3,040	5,016	512	18	10	12,716
Totals	$3,354	$768	$3,081	$5,085	$512	$18	$10	$12,828
Financing receivables:
Ending balance individually evaluated for impairment	$20	$0	$722	$164	$0	$0	$0	$906
Ending balance collectively evaluated for impairment	172,790	94,007	488,984	371,155	31,841	5,655	895	1,165,327
Totals	$172,810	$94,007	$489,706	$371,319	$31,841	$5,655	$895	$1,166,233
Components:
Allowance for loan losses	$2,740	$758	$2,995	$5,040	$481	$18	$10	$12,042
Reserve for undisbursed lines of credit	614	10	86	45	31	0	0	786
Total allowance for credit losses	$3,354	$768	$3,081	$5,085	$512	$18	$10	$12,828

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

The table below presents the recorded investment of loans, including nonperforming and restructured loans, segregated by class, with delinquency aging as of December 31, 2013:

	30-59 Days	60-89 Days	90 Days or More	Total Past			Greater Than 90 Days and
(In thousands)	Past Due	Past Due	Past Due	Due	Current	Total	Accruing
Commercial, financial and agricultural	$0	$0	$20	$20	$172,790	$172,810	$0
Municipal	0	0	0	0	94,007	94,007	0
Real estate-residential:
First mortgage	4	294	341	639	452,440	453,079	0
Second mortgage	0	4	181	185	36,442	36,627	75
Real estate-commercial:
Owner occupied	0	0	0	0	224,416	224,416	0
Non-owner occupied	72	0	0	72	146,831	146,903	0
Real estate-construction:
Residential	0	0	0	0	2,495	2,495	0
Commercial	0	0	0	0	29,346	29,346	0
Installment	0	0	0	0	5,655	5,655	0
Other	0	0	0	0	895	895	0
Total	$76	$298	$542	$916	$1,165,317	$1,166,233	$75

Of the total past due loans in the aging table above, $542 thousand are non-performing of which $42 thousand are restructured loans and $75 thousand were greater than 90 days past due and accruing.  There were $374 thousand past due performing loans at December 31, 2013.

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

All of the total past due loans in the aging table above consist of non-accruing and restructured loans.  There were no past due performing loans at December 31, 2012

Impaired loans by class at December 31, 2013 are as follows:

(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Commercial, financial and agricultural	$0	$0	$0	$211	$20
Real estate – residential:
First mortgage	410	629	0	541	31
Second mortgage	181	218	0	145	3
Real estate – commercial:
Owner occupied	0	0	0	93	26
Non-owner occupied	0	0	0	0	0
Installment	0	0	0	1	0
With related allowance recorded
Commercial, financial and agricultural	20	21	2	343	0
Real estate – residential:
First mortgage	131	135	41	512	0
Second mortgage	0	0	0	246	0
Real estate – commercial:
Owner occupied	164	175	69	170	0
Installment	0	0	0	5	0
Total
Commercial, financial and agricultural	20	21	2	554	20
Real estate – residential	722	982	41	1,444	34
Real estate – commercial	164	175	69	263	26
Installment	0	0	0	6	0
Total	$906	$1,178	$112	$2,267	$80

Impaired loans by class at December 31, 2012 are as follows:

(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Commercial, financial and agricultural	$7	$22	$0	$39	$1
Real estate – residential:
First mortgage	853	1,010	0	807	51
Second mortgage	16	17	0	247	34
Real estate – commercial:
Owner occupied	295	367	0	380	3
Non-owner occupied	0	0	0	0	0
Installment	0	0	0	1	0
With related allowance recorded
Commercial, financial and agricultural	226	228	149	37	2
Real estate – residential:
First mortgage	748	766	173	662	1
Second mortgage	700	700	188	320	0
Real estate – commercial:
Owner occupied	177	179	59	136	2
Total
Commercial, financial and agricultural	233	250	149	76	3
Real estate – residential	2,317	2,493	361	2,036	86
Real estate – commercial	472	546	59	516	5
Installment	0	0	0	1	0
Total	$3,022	$3,289	$569	$2,629	$94

Impaired loans by class at December 31, 2011 are as follows:

(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Commercial, financial and agricultural	$77	$96	$0	$154	$0
Real estate – residential:
First mortgage	914	1,127	0	1,201	44
Second mortgage	222	224	0	325	43
Real estate – commercial:
Owner occupied	412	543	0	495	11
Non-owner occupied	0	0	0	64	4
Real estate – construction:
Commercial	0	0	0	107	0
Installment	0	0	0	3	1
With related allowance recorded
Commercial, financial and agricultural	37	43	17	240	18
Real estate – residential:
First mortgage	790	830	207	761	0
Second mortgage	59	60	3	34	0
Real estate – commercial:
Non-owner occupied	0	0	0	46	9
Total
Commercial, financial and agricultural	114	139	17	394	18
Real estate – residential	1,985	2,241	210	2,321	87
Real estate – commercial	412	543	0	605	24
Real estate – construction	0	0	0	107	0
Installment and other	0	0	0	3	1
Total	$2,511	$2,923	$227	$3,430	$130

Interest income recorded on impaired loans was immaterial for the years ended December 31, 2013 and 2012.

Residential and commercial loans serviced for others at December 31, 2013 and 2012 amounted to approximately $13.83 million and $22.30 million, respectively.

Nonperforming loans at December 31, 2013 and 2012 are as follows:

(In thousands)	December 31, 2013	December 31, 2012
Nonaccrual loans	$425	$2,355
Loans greater than 90 days and accruing	75	0
Troubled debt restructurings ("TDRs")	406	557
Total nonperforming loans	$906	$2,912

Of the total TDRs in the table above, $235 thousand at December 31, 2013 and $374 thousand at December 31, 2012, are nonaccruing. All TDRs at December 31, 2013 were restructured prior to January 1, 2013.  We have reviewed all restructurings that occurred on or after January 1, 2013 for identification as TDRs. We did not identify as a TDR any loans for which the allowance for credit losses had been measured under a general allowance for credit losses methodology.

TDRs represent balances where the existing loan was modified involving a concession in rate, term or payment amount due to the distressed financial condition of the borrower. There were seven restructured residential mortgages at December 31, 2013 with balances totaling $242 thousand. There was one restructured commercial loan at December 31, 2013 with a balance of $164 thousand. Seven of the eight TDRs at December 31, 2013 continue to pay as agreed according to the modified terms and all but two of these loans are considered well-secured; one of the TDRs is in foreclosure. At December 31, 2013, there were no commitments to lend additional funds to borrowers whose loans have been modified in a troubled debt restructuring. We had no commitments to lend additional funds to borrowers whose loans were in nonaccrual status or to borrowers whose loans were 90 days past due and still accruing at December 31, 2013. Interest income on restructured loans during years ended December 31, 2013 and 2012 was insignificant.

Nonaccrual loans by class as of December 31, 2013 and 2012 are as follows:

(In thousands)	December 31, 2013	December 31, 2012
Commercial, financial and agricultural	$20	$225
Real estate - residential:
First mortgage	299	1,119
Second mortgage	106	716
Real estate - commercial:
Owner occupied	0	295
Non owner occupied	0	0
Installment	0	0
Total nonaccruing non-TDR loans	$425	$2,355
Nonaccruing TDR’s
Commercial, financial and agricultural	0	8
Real estate – residential:
First mortgage	71	189
Real estate - commercial:
Owner occupied	164	177
Total nonaccrual loans including TDRs	$660	$2,729

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

Below is a summary of loans by credit quality indicator as of December 31, 2013:

			Pass-	Special	Sub-
(In thousands)	Unrated	Pass	Watch	Mention	Standard	Total
Commercial, financial and agricultural	$242	$152,466	$14,092	$96	$5,914	$172,810
Municipal	28	65,474	26,548	1,957	0	94,007
Real estate – residential:
First mortgage	449,951	2,520	0	65	543	453,079
Second mortgage	36,599	0	0	0	28	36,627
Real estate – commercial:
Owner occupied	165	187,779	17,236	2,342	16,894	224,416
Non-owner occupied	171	134,222	9,841	270	2,399	146,903
Real estate – construction:
Residential	904	1,591	0	0	0	2,495
Commercial	738	28,127	481	0	0	29,346
Installment	5,655	0	0	0	0	5,655
All other loans	895	0	0	0	0	895
Total	$495,348	$572,179	$68,198	$4,730	$25,778	$1,166,233

Below is a summary of loans by credit quality indicator as of December 31, 2012:

			Pass-	Special	Sub-
(In thousands)	Unrated	Pass	Watch	Mention	Standard	Total
Commercial, financial and agricultural	$85	$138,307	$18,738	$5,704	$2,189	$165,023
Municipal	5	77,242	7,442	0	0	84,689
Real estate – residential:
First mortgage	418,802	1,718	32	71	862	421,485
Second mortgage	37,200	1,000	0	0	710	38,910
Real estate – commercial:
Owner occupied	86	188,330	16,718	3,546	13,628	222,308
Non-owner occupied	40	120,521	11,454	736	2,119	134,870
Real estate – construction:
Residential	41	0	1,518	0	0	1,559
Commercial	598	7,882	522	0	0	9,002
Installment	4,701	0	0	0	0	4,701
All other loans	376	0	0	0	0	376
Total	$461,934	$535,000	$56,424	$10,057	$19,508	$1,082,923

The amount of interest which was not earned, but which would have been earned had our nonaccrual and restructured loans performed in accordance with their original terms and conditions, was approximately $136 thousand, $142 thousand and $193 thousand in 2013, 2012 and 2011, respectively.

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

The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described below:

	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.


Level 2 - Quoted prices for similar assets or liabilities in active markets, quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability.

	Level 3 - Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e. supported by little or no market activity).

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

Financial instruments on a recurring basis

The table below presents the balance of financial assets and liabilities at December 31, 2013 measured at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Assets
U.S. Treasury Obligations	$100	$0	$100	$0
Agency MBSs	99,271	0	99,271	0
Agency CMBSs	17,638	0	17,638	0
Agency CMOs	97,209	0	97,209	0
CLOs	37,907	0	37,907	0
ABSs	388	0	388	0
Interest rate swap agreements	803	0	803	0
Total assets	$253,316	$0	$253,316	$0
Liabilities
Interest rate swap agreements	1,529	0	1,529	0
Total liabilities	$1,529	$0	$1,529	$0

The table below presents the balance of financial assets and liabilities at December 31, 2012 measured at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Assets
U.S. Treasury Obligations	$100	$0	$100	$0
U.S. Agency Obligations	10,897	0	10,897	0
U.S. GSEs	59,366	0	59,366	0
FHLB Obligations	24,585	0	24,585	0
Agency MBSs	148,767	0	148,767	0
Agency CMBSs	5,029	0	5,029	0
Agency CMOs	230,399	0	230,399	0
Non-Agency CMOs	4,593	0	4,593	0
CLOs	24,527	0	24,527	0
ABSs	418	0	418	0
Interest rate swap agreements	552	0	552	0
Total assets	$509,233	$0	$509,233	$0
Liabilities
Interest rate swap agreements	1,610	0	1,610	0
Total liabilities	$1,610	$0	$1,610	$0

Investment securities are reported at fair value utilizing Level 2 inputs. The prices for these instruments are obtained through an independent pricing service or dealer market participant with whom we have historically transacted both purchases and sales of investment securities. Prices obtained from these sources include market quotations and matrix pricing. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. More information regarding our investment securities can be found in Note 3 to these consolidated financial statements.

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

There were no transfers between Level 1 and Level 2 for the year ended December 31, 2013 or December 31, 2012.  There were no Level 3 assets measured at fair value on a recurring basis during the year ended December 31, 2013.

Financial instruments on a non-recurring basis

Certain financial assets are also measured at fair value on a non-recurring basis, however they were not material at December 31, 2013 or December 31, 2012. These financial assets include impaired loans and OREO.

The fair value of Merchants’ financial instruments as of December 31, 2013 are summarized in the table below:

	Carrying
(In thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$115,471	$115,471	$115,471	$0	$0
Securities available for sale	252,513	252,513	0	252,513	0
Securities held to maturity	140,826	137,087	0	137,087	0
FHLB stock	7,496	N/A	N/A	N/A	N/A
Loans, net of allowance for loan losses	1,154,191	1,155,348	0	0	1,155,348
Interest rate swap agreement	803	803	0	803	0
Accrued interest receivable	3,982	3,982	0	958	3,024
Total	$1,675,282	$1,665,204	$115,471	$391,361	$1,158,372
Deposits	$1,323,576	$1,324,634	$1,018,470	$306,162	$0
Securities sold under agreement to repurchase	250,314	250,290	0	250,290	0
Other long-term debt	2,403	2,287	0	2,287	0
Junior subordinated debentures issued to unconsolidated subsidiary trust	20,619	14,189	0	14,189	0
Interest rate swap agreement	1,529	1,529	0	1,529	0
Accrued interest payable	214	214	15	199	0
Total	$1,598,654	$1,593,143	$1,018,485	$574,656	$0

The fair value of Merchants’ financial instruments as of December 31, 2012 are summarized in the table below:

	Carrying
(In thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$77,228	$77,228	$77,228	$0	$0
Securities available for sale	508,681	508,681	0	508,681	0
Securities held to maturity	407	454	0	454	0
FHLB stock	8,145	N/A	N/A	N/A	N/A
Loans, net of allowance for loan losses	1,071,361	1,096,188	0	0	1,096,188
Interest rate swap agreement	552	552	0	552	0
Accrued interest receivable	4,368	4,368	0	1,366	3,002
Total assets	$1,670,742	$1,687,471	$77,228	$511,053	$1,099,190
Deposits	$1,271,080	$1,273,573	$940,682	$332,891	$0
Securities sold under agreement to repurchase	287,520	287,837	0	287,837	0
Other long-term debt	2,483	2,502	0	2,502	0
Junior subordinated debentures issued to unconsolidated subsidiary trust	20,619	15,177	0	15,177	0
Interest rate swap agreement	1,610	1,610	0	1,610	0
Accrued interest payable	195	195	0	195	0
Total liabilities	$1,583,507	$1,580,894	$940,682	$640,212	$0

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accrued interest receivable and accrued interest payable approximate fair value. It is not practical to determine the fair value of FHLB stock due to restrictions placed on its transferability.

The methodologies for other financial assets and financial liabilities are discussed below.

Loans - The fair value for loans is estimated using discounted cash flow analyses, using interest rates and spreads currently being offered for loans with similar terms to borrowers of similar credit quality resulting in a Level 3 classification. Impaired loans are valued at the lower of cost or fair value as described previously.  The methods utilized to estimate the fair value of loans do not necessarily represent an exit price.

Deposits - The fair value of deposits with no stated maturity, which includes demand, savings, interest bearing checking and money market accounts, is equal to the amount payable on demand resulting in a Level 1 classification. The fair value of variable rate, fixed term certificates of deposit also approximates the carrying amount reported in the consolidated balance sheets. The fair value of fixed rate and fixed term certificates of deposit is estimated using a discounted cash flow method which applies interest rates currently being offered for deposits of similar remaining maturities resulting in a Level 2 classification.

Debt - The fair value of debt is estimated using current market rates for borrowings of similar remaining maturity resulting in a Level 2 classification.

Commitments to Extend Credit and Standby Letters of Credit - The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of financial standby letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties. The fair value of commitments to extend credit and standby letters of credit is approximately $47 thousand at December 31, 2013 and $45 thousand as of December 31, 2012, respectively.

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

NOTE 6: PREMISES AND EQUIPMENT

The components of premises and equipment included in the accompanying consolidated balance sheets are as follows:

(In thousands)	2013	2012	Estimated Useful Lives (In years)
Land	$332	$525	N/A
Bank premises	6,782	10,476	39
Leasehold improvements	9,276	8,499	5 – 20
Furniture, equipment, and software	17,694	18,124	3 – 7
Total gross fixed sssets	34,084	37,624
Less: accumulated depreciation and amortization	18,512	21,547
Total net fixed assets	$15,572	$16,077

Depreciation and amortization expense related to premises and equipment amounted to $2.18 million, $1.95 million and $1.89 million in 2013, 2012 and 2011, respectively.

We occupy certain banking offices under non-cancellable operating lease agreements expiring at various dates over the next 20 years. The majority of leases have multiple options with escalation clauses for increases associated with the cost of living or other variable expenses over time. Rent expense on these properties totaled $1.20 million, $1.08 million and $1.02 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Minimum lease payments on these properties subsequent to December 31, 2013 are as follows:

(In thousands)	Amount
2014	$1,406
2015	1,191
2016	1,052
2017	981
2018	976
Thereafter	5,559
Total	$11,165

We entered into a sale leaseback arrangement for our principal office in South Burlington, Vermont, in June 2008. The deferred gain on the sale leaseback transaction resulted in a $423 thousand offset to rent expense per year through 2017 and $212 thousand in 2018. The deferred gain included in other liabilities totaled $1,904 thousand and $2,327 thousand at December 31, 2013 and 2012, respectively.

We entered into a sale leaseback arrangement for one of our branch locations in Burlington, Vermont in December 2013. The deferred gain on the sale leaseback transaction will result in a $93 thousand offset to rent expense per year through 2023. The deferred gain included in other liabilities totaled $934 thousand at December 31, 2013.

NOTE 7: TIME DEPOSITS

Scheduled maturities of time deposits at December 31, 2013 were as follows:

(In thousands)
Mature in year ending December 31,
2014	$246,814
2015	28,481
2016	11,285
2017	7,264
2018	11,262
Thereafter	0
Total time deposits	$305,106

Time deposits greater than $100 thousand totaled $115.20 million and $123.37 million as of December 31, 2013 and 2012, respectively.

NOTE 8: SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER SHORT-TERM DEBT

FHLBB short-term borrowings and securities sold under agreements to repurchase mature daily. Securities sold under agreements to repurchase are collateralized by mortgage-backed securities and collateralized mortgage-backed obligations. We maintain effective control over the securities underlying the agreements.

As of December 31, 2013, we could borrow up to $45 million in overnight funds through unsecured borrowing lines established with correspondent banks. We have established both overnight and longer term lines of credit with the FHLBB. The borrowings are secured by residential mortgage loans. The total amount of loans pledged to the FHLBB for both short and long-term borrowing arrangements totaled $276.94 million and $342.56 million at December 31, 2013 and 2012, respectively. We have $246.09 million in additional short or long-term borrowing capacity with FHLBB. We also have the ability to borrow short-term or long-term through the use of repurchase agreements, collateralized by our investments, with certain approved counterparties.

The following table provides certain information regarding other borrowed funds for the three years ended December 31, 2013, 2012 and 2011:

(In thousands)	2013	2012	2011
FHLBB short-term borrowings
Amount outstanding at year end	$0	$0	$0
Maximum amount outstanding during the year	72,500	97,000	0
Average amount outstanding during the year	17,259	38,290	359
Weighted average-rate during the year	0.30%	0.28%	0.28%
Weighted average rate at year-end	0%	0%	0%
Demand note due U.S. Treasury
Amount outstanding at year end	$0	$0	$0
Maximum amount outstanding during the year	0	0	3,013
Average amount outstanding during the year	0	0	1,794
Weighted average-rate during the year	0%	0%	0%
Weighted average rate at year-end	0%	0%	0%
Securities sold under agreement to repurchase
Amount outstanding at year end	$250,314	$287,520	$262,527
Maximum amount outstanding during the year	284,297	303,420	266,897
Average amount outstanding during the year	212,644	230,281	217,823
Weighted average-rate during the year	0.41%	0.73%	0.95%
Weighted average rate at year-end	0.18%	0.47%	0.91%

NOTE 9: LONG-TERM DEBT

Long-term debt consisted of the following at December 31, 2013 and 2012:

(In thousands)	2013	2012
Federal Home Loan Bank Notes, payable through March 2029, Rates ranging from 1.50% to 2.50%	2,403	2,483
	$2,403	$2,483

There were no prepayment penalties incurred during 2013. During 2012, we prepaid $20 million in long-term debt and incurred prepayment penalties totaling $1.36 million. During 2011, we prepaid $16 million in long-term debt and incurred prepayment penalties of $861 thousand.

Contractual maturities and amortization of long-term debt subsequent to December 31, 2013, are as follows:

(In thousands)	Amount
2014	$82
2015	84
2016	85
2017	87
2018	89
After 2019	1,976
Total due	$2,403

NOTE 10: TRUST PREFERRED SECURITIES

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

These hybrid securities currently qualify as regulatory capital, up to certain regulatory limits. At the same time they are considered debt for tax purposes, and as such, interest payments are fully deductible. The trust preferred securities total $20.62 million, and carried a fixed rate of interest through December 2009 at which time the rate became variable and adjusts quarterly at three month LIBOR plus 1.95%. We entered into an interest rate swap arrangement for $10 million of our trust preferred issuance which was effective beginning on December 15, 2009. The swap fixes the rate on $10 million at 5.23% and expires on December 15, 2016. The impact on net interest income for 2013, 2012 and 2011 from the interest expense on the trust preferred securities was $756 thousand, $1.18 million and $1.19 million per year, respectively. The trust preferred securities mature on December 31, 2034, and are redeemable without penalty at our option, subject to prior approval by the FRB.

NOTE 11: INCOME TAXES

The components of the provision for income taxes were as follows for the years ended December 31, 2013, 2012 and 2011:

(In thousands)	2013	2012	2011
Current	$(351)	$3,205	$4,461
Deferred	4,329	772	(1,337)
Provision for income taxes	$3,978	$3,977	$3,124

Not included in the above table is the income tax impact associated with the unrealized gain or loss on securities available for sale and the income tax impact associated with the funded status of the pension plan, which are recorded directly in shareholders’ equity as a component of accumulated other comprehensive loss.

The tax effects of temporary differences and tax credits that give rise to deferred tax assets and liabilities at December 31, 2013 and 2012 are presented below:

(In thousands)	2013	2012
Deferred tax assets:
Allowance for loan losses	$4,427	$4,309
Post retirement benefit obligation	951	1,685
Loan mark-to-market adjustment	0	2,778
Deferred compensation	1,369	1,293
Installment sales	71	180
Core deposit intangible	31	70
Interest rate swap	251	370
Qualified School Bond Tax Credits	919	0
Affordable Housing/Other Tax Credits	1,244	0
Other	284	647
Net Operating Loss	288	0
Investment in real estate limited partnerships, net	121	246
Unrealized loss on securities available for sale	99	0
Unrealized loss on securities held to maturity	1,726	0
Total deferred tax assets	$11,781	$11,578
Deferred tax liabilities:
Loan mark-to-market adjustment	$(3,756)	$0
Deferred compensation	(3)	0
Unrealized gain on securities available for sale	0	(3,259)
Depreciation	(1,442)	(1,638)
Accrued pension cost	(2,963)	(2,949)
Total deferred tax liabilities	$(8,164)	$(7,846)
Net deferred tax asset	$3,617	$3,732

In assessing the realizability of our total deferred tax assets, Management considers whether it is more likely than not that some portion or all of those assets will not be realized. Based upon Management’s consideration of historical and anticipated future pre-tax income, as well as the reversal period for the items giving rise to the deferred tax assets and liabilities, a valuation allowance for deferred tax assets was not considered necessary at December 31, 2013 and 2012. However, factors beyond management’s control, such as the general state of the economy, can affect future levels of taxable income and there can be no assurances that sufficient taxable income will be generated to fully realize the deferred tax assets in the future.

The following is a reconciliation of the federal income tax provision, calculated at the statutory rate of 35%, to the recorded provision for income taxes:

(In thousands)	2013	2012	2011
Applicable statutory Federal income tax	$6,593	$6,710	$6,210
(Reduction) increase in taxes resulting from:
Tax-exempt income	(708)	(719)	(716)
Tax credits	(1,798)	(2,164)	(2,592)
Other, net	(109)	150	222
Provision for income taxes	$3,978	$3,977	$3,124

We have not identified any of our tax positions that contain significant uncertainties. Housing tax credits are recognized using the flow through method. We are subject to federal and state income tax examinations for years after December 31, 2010.

The State of Vermont assesses a franchise tax for banks in lieu of income tax. The franchise tax is assessed based on deposits. Vermont franchise taxes, net of state credits amounted to approximately $1.35 million, $1.20 million and $1.18 million in 2013, 2012 and 2011, respectively, which is included as noninterest expense in the accompanying consolidated statement of income.

NOTE 12: EMPLOYEE BENEFIT PLANS

Pension Plan

Prior to January 1995, we maintained a noncontributory defined benefit plan (the “Pension Plan”) covering all eligible employees. During 1995, the Pension Plan was curtailed. Accordingly, all accrued benefits were fully vested and no additional years of service or age will be accrued.

We recognize the overfunded or underfunded status of a single employer defined benefit post retirement plan as an asset or liability on the consolidated balance sheets and recognize changes in the funded status in comprehensive income in the year in which the change occurred.

The following tables provide a reconciliation of the changes in the Pension Plan’s benefit obligations and fair value of assets over the two year period ending December 31, 2013, and a statement of the funded status as of December 31 of both years:

(In thousands)	2013	2012
Reconciliation of benefit obligation
Benefit obligation at beginning of year	$10,801	$9,240
Service cost including expenses	53	48
Interest cost	418	478
Actuarial (gain) loss	(1,117)	1,559
Benefits paid and expected expenses	(544)	(524)
Benefit obligation at year-end	$9,611	$10,801
Reconciliation of fair value of plan assets
Fair value of plan assets at beginning of year	$14,412	$8,806
Actual return on plan assets	1,569	1,132
Employer contributions	0	5,000
Benefits paid and actual expenses	(535)	(526)
Fair value of plan assets at year-end	$15,446	$14,412
Funded status at year end	$5,835	$3,611

We have no minimum required contribution for 2014.

The accumulated benefit obligation is equal to the projected benefit obligation and was $9.61 million and $10.80 million at December 31, 2013 and 2012, respectively. Amounts recognized in accumulated other comprehensive income for net actuarial losses totaled $2.8 million and $4.8 million at December 31, 2013 and 2012, respectively.

The following tables summarize the components of net periodic benefit cost and other changes in Pension Plan assets and benefit obligations recognized in other comprehensive income for the years ended December 31, 2013, 2012 and 2011, respectively:

(In thousands)	2013	2012	2011
Interest cost	$418	$478	$473
Expected return on plan assets	(988)	(600)	(642)
Service costs	53	48	50
Net loss amortization	355	326	252
Net periodic pension (benefit) cost	$(162)	$252	$133

(In thousands)	2013	2012	2011
Net loss (gain)	$(1,707)	$1,016	$861
Net loss amortization	(355)	(326)	(252)
Total recognized in other comprehensive (income) loss	$(2,062)	$690	$609
Total recognized in net periodic pension cost (income) and
and other comprehensive (income) loss	$(2,224)	$942	$742

The estimated net actuarial loss for the Pension Plan that will be amortized from accumulated other comprehensive income into net periodic pension cost for 2014 is $127 thousand.

The following table summarizes the assumptions used to determine the benefit obligations and net periodic benefit costs for the years ended December 31, 2013, 2012 and 2011:

	2013	2012	2011
Benefit obligations
Discount rate	4.98%	3.98%	5.24%
Net periodic benefit cost
Discount rate	3.98%	5.24%	5.26%
Expected long-term return on plan assets	7.00%	7.00%	7.00%

The discount rate reflects the rates at which pension benefits could be effectively settled. We look to rates of return on high-quality fixed income investments currently available and expected to be available during the period of maturity of the pension benefits. Consideration was given to the rates that would be used to settle plan obligations as of December 31, 2013 and to the rates of other indices at year-end. Our actuary constructed a hypothetical high quality bond portfolio with cash flows that match the expected monthly benefit payments under the pension plan and calculated a discount rate based upon that portfolio. The expected long-term rate of return on plan assets reflects long-term earnings expectations on existing plan assets and those contributions expected to be received during the current plan year. In estimating that rate, appropriate consideration was given to historical returns earned by plan assets in the fund and the rates of return expected to be available for reinvestment. Rates of return were adjusted to reflect current capital market assumptions and changes in investment allocations, if any.

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

The fair value of Pension Plan assets at December 31, 2013 by asset category are as follows:

		Fair Value Measurements at Reporting Date Using:
(In thousands)		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Cash	$31	$31	$0	$0
Money Market Funds	434	434	0	0
Equity Securities:
Large Cap Equity Mutual Funds	3,630	3,630	0	0
Small Cap Equity Mutual Funds	140	140	0	0
Domestic Equities	256	256	0	0
Global Equity Mutual Funds	939	939	0	0
International Equity Mutual Funds	2,712	2,712	0	0
Absolute Return Funds	722	722	0	0
Fixed Income:
International Bond Mutual Funds	559	559	0	0
Taxable Bond Mutual Funds	6,023	6,023	0	0
Total	$15,446	$15,446	$0	$0

The fair value of Pension Plan assets at December 31, 2012 by asset category are as follows:

		Fair Value Measurements at Reporting Date Using:
(In thousands)		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Cash	$0	$0	$0	$0
Money Market Funds	5,301	5,301	0	0
Equity Securities:
Large Cap Equity Mutual Funds	2,104	2,104	0	0
Small Cap Equity Mutual Funds	75	75	0	0
Domestic Equities	205	205	0	0
Global Equity Mutual Funds	577	577	0	0
International Equity Mutual Funds	1,651	1,651	0	0
Absolute Return Funds	446	446	0	0
Fixed Income:
International Bond Mutual Funds	364	364	0	0
Taxable Bond Mutual Funds	3,689	3,689	0	0
Total	$14,412	$14,412	$0	$0

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

Domestic equities: The Pension Plan holds 7,650 shares of Merchants Bancshares, Inc. stock with a cost basis of $64 thousand and a market value at December 31, 2013 of $256 thousand.

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

International Bond Mutual Funds: Funds in this category have a diversified, actively managed approach to investing in international bonds, with an average credit rating for the majority of the portfolio being investment grade.

Taxable Bond Mutual Funds: Funds in this category have a diversified, actively managed multi-manager approach to investing in domestic and international bonds. A majority of funds are invested in domestic bonds with an average credit rating for the majority of the portfolio being investment grade.

The following table summarizes the estimated future benefit payments expected to be paid under the Pension Plan:

Pension
(In thousands)	Benefits
2014	$543
2015	557
2016	576
2017	617
2018	660
Years 2019 to 2023	$3,414

The estimated future benefit payments expected to be paid under the Pension Plan are based on the same assumptions used to measure our benefit obligation at December 31, 2013. No future service estimates were included due to the frozen status of the Pension Plan.

401(k) Employee Stock Ownership Plan

Under the terms of our 401(k) Employee Stock Ownership Plan (“401(k)”) eligible employees are entitled to contribute up to 75% of their compensation, subject to IRS limitations, to the 401(k), and we contribute a percentage of the amounts contributed by the employees as authorized by Merchants’ Bank’s Board of Directors. We contributed approximately 46%, 47% and 49% of the amounts contributed by the employees in 2013, 2012 and 2011, respectively.

Summary of Expense

A summary of expense relating to our various employee benefit plans for each of the years in the three year period ended December 31, 2013 is as follows:

(In thousands)	2013	2012	2011
Pension plan	$(162)	$252	$133
401(k)	565	590	622
Total	$403	$842	$755

NOTE 13: STOCK-BASED COMPENSATION PLANS

Merchants has established stock based compensation plans for directors and for certain employees. The Amended and Restated Merchants Bancshares, Inc. 2008 Stock Incentive Plan (the “Plan”) allows us to grant stock options and restricted stock grants to certain employees. The Plan allows for the issuance of up to 600,000 shares of stock. As of December 31, 2013, there were 455,464 shares that remain available for future grants under the Plan.  The Merchants Bancshares, Inc. and Subsidiaries Amended and Restated 2008 Compensation Plan for Non-Employee Directors and Trustees allows us to issue up to 150,000 shares of stock. As of December 31, 2013 there were 106,088 shares that remain available for future issuance under the Plan.

The fair value of stock option and restricted stock awards, measured at the grant date are amortized to compensation expense on a straight-line basis over the vesting period. The total compensation cost related to stock option awards and restricted stock awards was $187 thousand, $172 thousand and $164 thousand for 2013, 2012 and 2011, respectively. Compensation cost related to stock option and restricted stock awards is included in salary expense in the accompanying consolidated statements of income. There is no remaining compensation expense relating to stock option grants. Remaining compensation expense related to current outstanding restricted stock awards is $237 thousand.

Deferred Compensation Plans for Non-Employee Directors

Merchants has established deferred compensation plans for non-employee Directors and Trustees. The total number of shares of common stock available under the plan is 150,000 shares. Under the terms of these plans participating directors can elect to have all, or a specified percentage, of their director’s fees for a given year paid in the form of cash or deferred in the form of restricted shares of Merchants’ common stock. These shares are held in a rabbi trust and are considered outstanding for purposes of computing earnings per share. Directors who elect to have their compensation deferred are credited with a number of shares of Merchants’ common stock equal in value to the amount of fees deferred. The participating director may not sell, transfer or otherwise dispose of these shares prior to distribution. With respect to shares of common stock issued or otherwise transferred to a participating director, the participating director will have the right to receive dividends or other distributions thereon. Deferred director’s fees are recognized as an expense in the year incurred.

Restricted Stock

Restricted stock provides grantees with rights to shares of common stock upon completion of a service period. During the service period, all shares are considered outstanding and dividends are paid on the restricted stock. We made a grant of 5,846, 6,680 and 11,054 restricted shares in 2013, 2012 and 2011, respectively. The shares vest three years after the grant date. The grant date fair value of restricted stock granted during 2013, 2012 and 2011 was $28.96, $26.33 per share and $25.00 per share, respectively. All shares are currently unvested.

Stock Options

Stock options were granted at 100% of fair market value and vest over three years.  The last option granted was in May 2010. The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model that requires Merchants to develop estimates for assumptions used in the model. The Black-Scholes valuation model uses the following assumptions: expected volatility, expected term of option, risk-free interest rate and dividend yield. Expected volatility estimates are developed based on historical volatility of our stock. We use historical data to estimate the expected term of the options. The risk-free interest rate for periods within the expected life of the option is based on the U.S. Treasury yield in effect at the grant date. The dividend yield represents the expected dividends on our stock.

A summary of Merchants’ stock option plan as of December 31, 2013, 2012 and 2011 and changes during the years then ended are as follows, with numbers of shares in thousands:

	2013		2012		2011
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number	Exercise	Number	Exercise	Number	Exercise
	Of	Price	Of	Price	Of	Price
	Shares	Per Share	Shares	Per Share	Shares	Per Share
Options outstanding, beginning of year	95	$22.87	121	$22.81	127	$22.82
Granted	0	0	0	0	0	0
Exercised	8	22.07	18	22.81	6	22.93
Forfeited	0	0	8	22.07	0	0
Expired	0	0	0	0	0	0
Options outstanding, end of year	87	$22.95	95	$22.87	121	$22.81
Options exercisable	87	$22.95	51	$23.57	34	$24.01

As of December 31, 2013, there were options outstanding within the following ranges: 77 thousand at an exercise price within the range of $22.07 to $22.93, and 10 thousand at $26.63.

The total intrinsic value of options exercised was $52 thousand, $73 thousand and $8 thousand for the three years ended December 31, 2013, 2012 and 2011, respectively. We generally use shares held in treasury for option exercises. Options exercisable at December 31, 2013 had an intrinsic value of $924 thousand and a weighted average remaining term of 5.30 years. The total cash received from employees, net of withholding taxes, as a result of employee stock option exercises was $0, $280 thousand and $0 for the years ended December 31, 2013, 2012 and 2011, respectively. The tax benefit realized as a result of the stock option exercises was approximately $8 thousand, $20 thousand and $1 thousand for the years ended December 31, 2013, 2012 and 2011, respectively.

NOTE 14: EARNINGS PER SHARE

The following table presents reconciliations of the calculations of basic and diluted earnings per share for the years ended December 31, 2013, 2012 and 2011:

	Twelve Months Ended
	December 31,
(In thousands except per share data)	2013	2012	2011
Net income	$15,131	$15,194	$14,620
Weighted average common shares outstanding	6,303	6,259	6,212
Dilutive effect of common stock equivalents	13	12	12
Weighted average common and common equivalent
shares outstanding	6,316	6,271	6,224
Basic earnings per common share	$2.40	$2.43	$2.35
Diluted earnings per common share	$2.40	$2.42	$2.35

Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. The computation of diluted earnings per share excludes the effect of assuming the exercise of certain outstanding stock options because the effect would be anti-dilutive. There were  no anti-dilutive options outstanding for 2013 or 2012. The average anti-dilutive options outstanding for 2011 were 7,500.

NOTE 15: PARENT COMPANY

Merchants Bancshares, Inc.’s (the “Parent Company”) investments in its subsidiaries are recorded using the equity method of accounting. Summarized financial information relative to the Parent Company only balance sheets at December 31, 2013 and 2012, and statements of income and cash flows for each of the years in the three year period ended December 31, 2013, are shown in the following table. The statement of changes in shareholders' equity for the Parent Company are not reported because they are identical to the consolidated financial statements.

Balance Sheets as of December 31,
(In thousands)	2013	2012
Assets:
Investment in subsidiaries*	$137,810	$135,373
Cash*	2,797	4,116
Other assets	461	526
Total assets	$141,068	$140,015
Liabilities and shareholders’ equity:
Other liabilities	$838	$1,175
Long term debt	20,619	20,619
Shareholders’ equity	119,611	118,221
Total liabilities and shareholders’ equity	$141,068	$140,015

Statements of Income for the Years Ended December 31,
(In thousands)	2013	2012	2011
Dividends from Merchants Bank*	$5,789	$7,607	$7,953
Equity in undistributed earnings of subsidiaries*	10,211	8,721	7,832
Other expense, net	(1,337)	(1,743)	(1,788)
Benefit from income taxes	468	609	623
Net income	$15,131	$15,194	$14,620

Statement of Cash Flows for the Years Ended December 31,
(In thousands)	2013	2012	2011
Cash flow from operating activities:
Net income	$15,131	$15,194	$14,620
Adjustments to reconcile net income to net cash provided by operating activities:
Net change in other assets	65	170	(84)
Net change in other liabilities	(121)	(116)	66
Equity in undistributed earnings of subsidiaries*	(10,211)	(8,721)	(7,832)
Net cash provided by operating activities	4,864	6,527	6,770
Cash flows from financing activities:
Sale of treasury stock	15	18	14
Proceeds from exercise of stock options	0	280	(1)
Tax benefit from exercises of stock options	8	20	1
Cash dividends paid	(6,432)	(6,324)	(6,233)
Other, net	226	200	206
Net cash used in financing activities	(6,183)	(5,806)	(6,013)
Increase (decrease) in cash and cash equivalents	(1,319)	721	757
Cash and cash equivalents at beginning of year	4,116	3,395	2,638
Cash and cash equivalents at end of year	$2,797	$4,116	$3,395

* Account balances are partially or fully eliminated in consolidation

NOTE 16: COMMITMENTS AND CONTINGENCIES

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

The contractual amounts of these financial instruments at December 31, 2013 and 2012 are as follows:

(In thousands)	2013	2012
Financial instruments whose contract amounts represent credit risk:
Commitments to originate loans	$12,728	$13,624
Unused lines of credit	195,510	180,812
Standby letters of credit	4,729	4,481
Loans sold with recourse	0	8
Equity commitments to affordable housing limited partnerships	2,841	869

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

Disclosures are required regarding liability-recognition for the fair value at issuance of certain guarantees. We do not issue any guarantees that would require liability-recognition or disclosure, other than our standby letters of credit. We have issued conditional commitments in the form of standby letters of credit to guarantee payment on behalf of a customer and guarantee the performance of a customer to a third party. Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit totaled approximately $4.73 million and $4.48 million at December 31, 2013 and 2012, respectively, and represent the maximum potential future payments we could be required to make. Typically, these instruments have terms of 12 months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance sheet instruments. Our policies governing loan collateral apply to standby letters of credit at the time of credit extension. Loan-to-value ratios are generally consistent with loan-to-value requirements for other commercial loans secured by similar types of collateral.

We may enter into commitments to sell loans, which involve market and interest rate risk. There were no such commitments at December 31, 2013 or 2012.

Balances at the Federal Reserve Bank

At December 31, 2013 and 2012, amounts at the Federal Reserve Bank included $17.03 million and $9.17 million, respectively, held to satisfy certain reserve requirements of the Federal Reserve Bank.

Legal Proceedings

We have been named as defendants in various legal proceedings arising from our normal business activities. Although the amount of any ultimate liability with respect to such proceedings cannot be determined, in the opinion of Management, based upon input from counsel on the anticipated outcome of such proceedings, any such liability will not have a material effect on our consolidated financial position.

NOTE 17: ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents changes in accumulated other comprehensive income (loss) by component, net of tax for the year ending December 31, 2013.

(In thousands)	Unrealized Gains (Losses) on Securities Available-For-Sale	Unrealized Gains (Losses) on Securities Transferred From Available-For-Sale to Held-To-Maturity	Pension Plan	Interest Rate Swaps	Accumulated Other Comprehensive Income (Loss)
Beginning Balance	$6,033	$0	$(3,130)	$(688)	$2,215
Other comprehensive income before reclassifications	(9,844)	0	1,110	216	(8,518)
Transfer of securities from available-for-sale to held-to-maturity	3,533	(3,533)	0	0	0
Accretion of unrealized losses of securities transferred from available-for-sale to held-to-maturity recognized in other comprehensive income	0	237	0	0	237
Reclassification adjustments for (gains) losses reclassified into income	116	0	230	0	346
Net current period other comprehensive (loss) income	(6,195)	(3,296)	1,340	216	(7,935)
Balance December 31, 2013	$(162)	$(3,296)	$(1,790)	$(472)	$(5,720)

Details of the reclassification adjustments in the above table for the year ended December 31, 2013 are presented below:

Details about Accumulated Other Comprehensive Income Components (In thousands)	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented
Unrealized gains (losses) securities
	166	Net impairment losses
	$12	Net losses (gains) on investment securities
	178	Total before tax
	(62)	Provision for income taxes
	$116	Net of tax

Pension Plan
	$355	Compensation and benefits
	355	Total before tax
	(125)	Provision for income taxes
	$230	Net of tax
Total reclassification adjustments	$346

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

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2013, that Merchants met all capital adequacy requirements to which it is subject.

As of December 31, 2013, the most recent notification from the FDIC categorized Merchants Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that Management believes have changed Merchants Bank’s category. To be considered well capitalized under the regulatory framework for prompt corrective action, Merchants Bank must maintain minimum Tier 1 Leverage, Tier 1 Risk-Based, and Total Risk-Based Capital ratios. Set forth in the table below are those ratios as well as those for Merchants Bancshares, Inc.

It is the policy of the FRB that bank holding companies should pay dividends only out of current earnings and only if, after paying such dividends, the bank holding company would remain adequately capitalized. The FRB has the authority to prohibit a bank holding company, such as us, from paying dividends if it deems such payment to be an unsafe or unsound practice. The FDIC has the authority to use its enforcement powers to prohibit a bank from paying dividends if, in its opinion, the payment of dividends would constitute an unsafe or unsound practice. Federal law also prohibits the payment of dividends by a bank that will result in the bank failing to meet its applicable capital requirements on a pro forma basis.

					To Be Well-
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(In thousands)	Amount	Percent	Amount	Percent	Amount	Percent
As of December 31, 2013
Merchants Bancshares, Inc.:
Tier 1 Leverage Capital	$142,036	8.44%	$67,344	4.00%	N/A	N/A
Tier 1 Risk-Based Capital	142,036	14.87%	38,216	4.00%	N/A	N/A
Total Risk-Based Capital	153,999	16.12%	76,433	8.00%	N/A	N/A
Merchants Bank:
Tier 1 Leverage Capital	$139,144	8.24%	$67,530	4.00%	$84,413	5.00%
Tier 1 Risk-Based Capital	139,144	14.47%	38,470	4.00%	57,705	6.00%
Total Risk-Based Capital	151,176	15.72%	76,940	8.00%	96,175	10.00%
As of December 31, 2012
Merchants Bancshares, Inc.:
Tier 1 Leverage Capital	$136,004	8.08%	$67,307	4.00%	N/A	N/A
Tier 1 Risk-Based Capital	136,004	14.75%	36,887	4.00%	N/A	N/A
Total Risk-Based Capital	147,505	16.00%	73,753	8.00%	N/A	N/A
Merchants Bank:
Tier 1 Leverage Capital	$131,850	7.81%	$67,494	4.00%	$84,367	5.00%
Tier 1 Risk-Based Capital	131,850	14.21%	37,123	4.00%	55,684	6.00%
Total Risk-Based Capital	143,422	15.45%	74,245	8.00%	92,806	10.00%

Capital amounts for Merchants Bancshares, Inc. include $20 million in trust preferred securities issued in December 2004. These hybrid securities qualify as regulatory capital up to certain regulatory limits.

NOTE 19: DERIVATIVE FINANCIAL INSTRUMENTS

At December 31, 2013 and 2012, we had an interest rate swap with a notional amount of $10 million that was designated as a cash flow hedge. The swap was used to convert a portion of the floating rate interest on our trust preferred issuance to a fixed rate of interest of 5.23% through December 15, 2016. Each quarter we assess the effectiveness of the hedging relationships by comparing the changes in cash flows of the derivative hedging instruments with the changes in cash flows of the designated hedged item. There was no ineffective portion recognized in earnings during 2013, 2012 or 2011. The fair value of $(726) thousand and $(1.06)  million was reflected in other comprehensive income in the accompanying consolidated balance sheets at December 31, 2013 and December 31, 2012, respectively.

We entered into interest rate swaps during 2013 with a notional amount of $33.03 million with certain of our commercial customers.  In order to minimize our risk, these customer derivatives (pay floating/receive fixed swaps) have been offset with essentially matching interest rate swaps with our counterparty totaling $33.03 million (pay fixed/receive floating swaps). At December 31, 2013, the weighted average receive rate of these interest rate swaps was 1.76%, the weighted average pay rate was 3.37% and the weighted average maturity was 13.8 years.  The fair values of $803 thousand and $803 thousand were reflected in other assets and other liabilities, respectively, in the accompanying consolidated balance sheets at December 31, 2013. Hedge accounting has not been applied for these derivatives.  Because the terms of the swaps with our customer and the other financial institution offset each other, with the only difference being counterparty credit risk, changes in the fair value of the underlying derivative contracts are not materially different and do not significantly impact our results of operations.

During 2013, we entered into interest rate swaps with notional amounts totaling $8.80 million that were designated as fair value hedges of certain fixed rate loans with municipalities. At December 31, 2013, the weighted average receive rate of these interest rate swaps was 1.49%, the weighted average pay rate was 3.11% and the weighted average maturity was 19.5 years. The amounts recognized in earnings and other assets for the ineffective portion of the interest swaps was immaterial.

We assessed our counterparty risk at December 31, 2013 and determined any credit risk inherent in our derivative contracts was insignificant. Information about the fair value of derivative financial instruments can be found in Note 5 to these consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Merchants Bancshares, Inc.

Burlington, Vermont

We have audited the accompanying consolidated balance sheet of Merchants Bancshares, Inc. as of December 31, 2013 and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for the year then ended. We also have audited Merchants Bancshares, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Merchants Bancshares, Inc. management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Merchants Bancshares, Inc. as of December 31, 2013 and the results of its operations and its cash flows for the year ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Merchants Bancshares, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Crowe Horwath, LLP

Crowe Horwath LLP

Cleveland, Ohio

March 10, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Merchants Bancshares, Inc.:

We have audited the accompanying consolidated balance sheets of Merchants Bancshares, Inc. and subsidiaries (the Company) as of December 31, 2012 and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Merchants Bancshares, Inc. and subsidiaries as of December 31, 2012 and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Albany, New York

March 5, 2013

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures – Our principal executive officer, principal financial officer and other members of our senior management have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) as of December 31, 2013. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures effectively ensure that information required to be disclosed in our filings and submissions with the SEC under the Exchange Act is accumulated and communicated to our management (including the principal executive officer and principal financial officer), and is recorded, processed, summarized and reported within the time periods specified by the SEC.

Management’s Report on Internal Control Over Financial Reporting – Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) or 15d-15(f).  Our internal control system is designed to provide reasonable assurances to our Management and board of directors regarding the preparation and fair presentation of published financial statements. Under the supervision and with the participation of our Management, including our principal executive officer and principal financial officer, an evaluation of the effectiveness of our internal control over financial reporting was conducted, based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework). Based on the evaluation under the framework in Internal Control – Integrated Framework, Management concluded that our internal control over financial reporting was effective as of December 31, 2013.

Crowe Horwath LLP, the independent registered public accounting firm that audited our consolidated financial statements, has issued an attestation report on our internal control over financial reporting as of December 31, 2013.  This report can be found on page 80.

Changes in Internal Controls over Financial Reporting – There have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting occurred during the fourth quarter of 2013.

ITEM 9B – OTHER INFORMATION

On October 17, 2013, our Board of Directors approved the amendment and restatement of our Bylaws (the “Amended and Restated Bylaws”).  The Amended and Restated Bylaws became effective upon approval by the Board of Directors and effected certain changes to bring our organizational documents more in line with a company of our current size and level of operations by providing a more detailed framework for the governance of the Company, our shareholder and director meetings, and our Board of Directors. The following are the primary changes implemented by the Amended and Restated Bylaws:

•	Annual meetings changed from the first Tuesday to the third Thursday in May (Article I – Section 1.2).
•	Enhanced advance notice provisions for stockholder nominations and proposals for matters other than those to be included in the proxy statement (Article I – Section 1.3).
•

Deletion of the requirement that the size of the board be between 5 and 20 directors, such that the board size is now subject to the limits specified in the Certificate of Incorporation (Article II – Section 2.1).

•	Addition of new section on capital stock which provides for certificates of stock, transfer processes and determination of record date (Article IV – Section 4.4).
•	Permits fiscal year to be determined by the Board of Directors instead of the previously fixed period between January 1 and December 31 (Article V – Section 5.1).
•

Voting requirements for amending the Bylaws were changed such that a vote of (a) a majority of the directors (instead of the former requirement of two-thirds) is sufficient to amend or repeal the Bylaws, and (b) at least seventy-five percent of the outstanding shares entitled to vote (instead of the former requirement of two-thirds) is sufficient to amend or repeal the Bylaws (Article VI – Sections 6.1 and 6.2).

In addition, the Amended and Restated Bylaws include conforming changes and other non-substantive and technical edits and updates.

The foregoing description is only a summary of the changes made to our Bylaws and is qualified in its entirety by reference to the Amended and Restated Bylaws, which are attached hereto as Exhibit 3.2 and are incorporated herein by reference.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

ITEM 11 - EXECUTIVE COMPENSATION

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by Items 10 through 14 will be included in our Proxy Statement to be filed relating to our 2014 Annual Meeting of Shareholders and is incorporated herein by reference.

Pursuant to Rule 12b-23 and Instruction G to Form 10-K, our Proxy Statement will be filed within 120 days subsequent to the end of our fiscal year ended December 31, 2013.

PART IV

ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(1)The following consolidated financial statements are included:

Consolidated Balance Sheets, December 31, 2013, and December 31, 2012

Consolidated Statements of Income for the years ended December 31, 2013, 2012 and 2011

Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011

Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2013, 2012 and 2011

Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011

Notes to Consolidated Financial Statements

(2)The following exhibits are either filed or attached as part of this report, or are incorporated herein by reference:

Exhibit    Description

3.1.1	Certificate of Incorporation, filed on April 20, 1987 (Incorporated by reference to Exhibit 3.1.1 to Merchants’ Annual Report on Form 10-K filed March 8, 2012)
3.1.2	Certificate of Merger, filed on June 5, 1987 (Incorporated by reference to Exhibit 3.1.2 to Merchants’ Annual Report on Form 10-K filed on March 16, 2007)
3.1.3	Certificate of Amendment, filed on May 11, 1988 (Incorporated by reference to Exhibit 3.1.3 to Merchants’ Annual Report on Form 10-K filed on March 16, 2007)
3.1.4	Certificate of Amendment, filed on April 29, 1991 (Incorporated by reference to Exhibit 3.1.4 to Merchants’ Annual Report on Form 10-K filed on March 16, 2007)
3.1.5	Certificate of Amendment, filed on August 29, 2006 (Incorporated by reference to Exhibit 3.1.5 to Merchants’ Annual Report on Form 10-K filed on March 16, 2007)
3.1.6	Certificate of Amendment, filed August 29, 2006 (Incorporated by reference to Exhibit 3.1.6 to Merchants’ Annual Report on Form 10-K filed on March 16, 2007)
3.2	Amended and Restated Bylaws of Merchants Bancshares, Inc. *
4	Specimen of Merchants’ Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to Merchants’ Annual Report on Form 10-K filed on March 13, 2008)
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
10.3

First Amendment to Amended and Restated Merchants Bancshares, Inc. 2008 Stock Incentive Plan (Incorporated by reference to Exhibit 10.3 to Merchants’ Annual Report on Form 10-K filed on March 8, 2012) +

10.4	Form of Restricted Stock Agreement (Incorporated by reference to Exhibit 10.4 to Merchants’ Annual Report on Form 10-K filed on March 8, 2012) +
10.5

The Merchants Bancshares, Inc. and Subsidiaries Amended and Restated 1996 Compensation Plan for Non-Employee Directors (Incorporated by reference to Exhibit 10.3 to Merchants’ Annual Report on Form 10-K filed on March 15, 2011) +

10.6

The Merchants Bancshares, Inc. and Subsidiaries Amended and Restated 2008 Compensation Plan for Non-Employee Directors and Trustees (Incorporated by reference to Exhibit 10.4 to Merchants’ Annual Report on Form 10-K filed on March 15, 2011) +

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
10.19

Subscription Agreement, dated December 15, 2004, by and among MBVT Statutory Trust I, Merchants and Preferred Term Securities XVI, Ltd. (Incorporated by reference to Exhibit 10.5.1 to Merchants’ Annual Report on Form 10-K filed on March 9, 2005)

10.20

Placement Agreement, dated December 7, 2004, by and among Merchants Bancshares, Inc., FTN Financial Capital Markets and Keefe, Bruyette & Woods, Inc. (Incorporated by reference to Exhibit 10.5.4 to Merchants’ Annual Report on Form 10-K filed on March 9, 2005)

10.21

Purchase and Sale Agreement between Merchants Bank and Eastern Avenue Properties, L.L.C., dated as of June 27, 2008 (Incorporated by reference to Exhibit 10.18.1 to Merchants’ Quarterly Report on Form 10-Q filed on August 7, 2008)

10.22

Leaseback Agreement between Merchants Bank and Farrell Exchange, L.L.C., dated as of June 27, 2008 (Incorporated by reference to Exhibit 10.18.2 to Merchants’ Quarterly Report on Form 10-Q filed on August 7, 2008)

21	Subsidiaries of Merchants (Incorporated by reference to Exhibit 21 to Merchants’ Annual Report on Form 10-K filed on March 8, 2012)
23.1	Consent of Crowe Horwath LLP*
23.2	Consent of KPMG LLP*
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101

The following materials from Merchants Bancshares, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013 formatted in XBRL: (i) Consolidated Balance Sheets at December 31, 2013 and December 31, 2012; (ii) Consolidated Statements of Income for the years ended December 31, 2013, 2012 and 2011; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2013, 2012 and 2011; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011; and (vi) Notes to Consolidated Financial Statements**

+Management contract or compensatory plan or agreement *Filed herewith **Furnished herewith

SIGNATURES

Pursuant to the requirement of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Merchants Bancshares, Inc.

Date	March 10, 2014	By	/s/ Michael R. Tuttle
Michael R. Tuttle, President & CEO

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of MERCHANTS BANCSHARES, INC., and in the capacities and on the date as indicated.

5
/s/ Michael R. Tuttle	March 10, 2014
Michael R. Tuttle, Director,	Date
President & CEO of Merchants

/s/ Scott F. Boardman	March 10, 2014
Scott F. Boardman, Director	Date

/s/Janette K. Bombardier	March 10, 2014
Janette Bombardier	Date

/s/ Peter A. Bouyea	March 10, 2014
Peter A. Bouyea, Director	Date

/s/ Karen J. Danaher	March 10, 2014
Karen J. Danaher, Director	Date

/s/ Jeffrey L. Davis	March 10, 2014
Jeffrey L. Davis, Director	Date

/s/ Michael G. Furlong	March 10, 2014
Michael G. Furlong, Director	Date

/s/ John A. Kane	March 10, 2014
John A. Kane, Director	Date

/s/ Lorilee A. Lawton	March 10, 2014
Lorilee A. Lawton, Director	Date

/s/ Bruce M. Lisman	March 10, 2014
Bruce M. Lisman, Director	Date

/s/ Raymond C. Pecor, Jr.	March 10, 2014
Raymond C. Pecor, Jr. Director	Date
Chairman of the Board of Directors

/s/ Raymond C. Pecor III	March 10, 2014
Raymond C. Pecor III, Director	Date

/s/ Patrick S. Robins	March 10, 2014
Patrick S. Robins, Director	Date

/s/ Robert A. Skiff	March 10, 2014
Robert A. Skiff, Director	Date

/s/ Janet P. Spitler	March 10, 2014
Janet P. Spitler, Treasurer, CFO and Principal Accounting Officer of Merchants	Date