Form 10-Q
period 2014-03-31
MERCHANTS BANCSHARES INC
filed 2014-05-09
CIK 726517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

[  ] Yes  [ X ] No

As of April  29, 2014, there were 6,322,599 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

MERCHANTS BANCSHARES, INC. AND SUBSIDIARIES

FORM 10-Q

ITEM 1 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Merchants Bancshares, Inc.

Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
(In thousands except share and per share data)	2014	2013
ASSETS
Cash and due from banks	$31,130	$30,434
Interest earning deposits with banks and other short-term investments	45,354	85,037
Total cash and cash equivalents	76,484	115,471
Investments:
Securities available for sale, at fair value	214,957	252,513
Securities held to maturity (fair value of $147,480 and $137,087)	150,382	140,826
Total investments	365,339	393,339
Loans	1,171,737	1,166,233
Less: Allowance for loan losses	12,174	12,042
Net loans	1,159,563	1,154,191
Federal Home Loan Bank stock	7,496	7,496
Bank premises and equipment, net	15,188	15,572
Investment in real estate limited partnerships	4,342	4,631
Bank owned life insurance	10,080	10,000
Other assets	23,553	24,769
Total assets	$1,662,045	$1,725,469
LIABILITIES
Deposits:
Demand (noninterest bearing)	$271,704	$266,299
Savings, interest bearing checking and money market accounts	770,980	752,171
Time deposits $100 thousand and greater	103,246	115,204
Other time deposits	180,127	189,902
Total deposits	1,326,057	1,323,576
Securities sold under agreements to repurchase	182,647	250,314
Other long-term debt	2,382	2,403
Junior subordinated debentures issued to unconsolidated subsidiary trust	20,619	20,619
Other liabilities	8,102	8,946
Total liabilities	1,539,807	1,605,858
Commitments and contingencies (Note 9)
SHAREHOLDERS' EQUITY
Preferred stock
Preferred stock	-	-
Class A non-voting shares authorized - 200,000, none outstanding	-	-
Common stock, $.01 par value	67	67
Authorized: 10,000,000 shares; Issued: 6,651,760 at March 31, 2014 and December 31, 2013
Outstanding: 6,320,531 at March 31, 2014 and 6,318,708 at December 31, 2013
Capital in excess of par value	37,132	37,129
Retained earnings	97,290	95,657
Treasury stock, at cost: 331,229 shares at March 31, 2014 and 333,052 shares at December 31, 2013	(13,572)	(14,043)
Deferred compensation arrangements: 294,673 shares at March 31, 2014 and 319,854 at December 31, 2013	6,156	6,521
Accumulated other comprehensive loss	(4,835)	(5,720)
Total shareholders' equity	122,238	119,611
Total liabilities and shareholders' equity	$1,662,045	$1,725,469

See accompanying notes to unaudited consolidated financial statements

Merchants Bancshares, Inc.

Consolidated Statements of Income

(Unaudited)

	Three Months Ended
	March 31,
(In thousands except per share data)	2014	2013
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$10,762	$10,750
Investment income:
Interest and dividends on investment securities	2,214	2,785
Interest on interest earning deposits with banks and other short-term investments	39	12
Total interest and dividend income	13,015	13,547
INTEREST EXPENSE
Savings, interest bearing checking and money market accounts	430	167
Time deposits $100 thousand and greater	181	235
Other time deposits	291	344
Securities sold under agreement to repurchase and other short-term debt	92	357
Long-term debt	197	196
Total interest expense	1,191	1,299
Net interest income	11,824	12,248
Provision for credit losses	100	250
Net interest income after provision for credit losses	11,724	11,998
NONINTEREST INCOME
Net gains on investment securities	126	-
Trust division income	852	758
Service charges on deposits	944	985
Net debit card income	621	654
Other	367	250
Total noninterest income	2,910	2,647
NONINTEREST EXPENSE
Compensation and benefits	4,923	4,795
Occupancy expense	1,168	1,064
Equipment expense	1,083	946
Legal and professional fees	698	687
Marketing	319	280
State franchise taxes	377	357
FDIC insurance	216	220
Other Real Estate Owned ("OREO") expenses	16	13
Other	1,354	1,387
Total noninterest expense	10,154	9,749
Income before provision for income taxes	4,480	4,896
Provision for income taxes	1,077	1,287
NET INCOME	$3,403	$3,609

Basic earnings per common share	$0.54	$0.57
Diluted earnings per common share	$0.54	$0.57

See accompanying notes to unaudited consolidated financial statements

Merchants Bancshares, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended
	March 31,
(In thousands)	2014	2013
Net income	$3,403	$3,609
Other comprehensive income (loss), net of tax:
Change in net unrealized gain (loss) on securities available for sale, net of taxes of $422 and $(692)	784	(1,285)
Unrealized holding gain arising during the period for securities transferred from available for sale to held to maturity, net of taxes of $4 and $0	8	0
Accretion of unrealized holding losses of securities transferred from available for sale to held to maturity, net of taxes of $61 and $0	113	0
Reclassification adjustments for net securities gains included in net income, net of taxes of $(44) and $0	(82)	0
Change in net unrealized loss on interest rate swaps, net of taxes of $22 and $26	41	48
Pension liability adjustment, net of taxes of $11 and $32	21	60
Other comprehensive income (loss)	885	(1,177)
Comprehensive income	$4,288	$2,432

See accompanying notes to unaudited consolidated financial statements

Merchants Bancshares, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
(In thousands)	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,403		$3,609
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	100		250
Depreciation and amortization	632		512
Amortization of investment security premiums and accretion of discounts, net	136		402
Stock based compensation	46		46
Net gain on sales of investment securities	(126)		-
Accretion of deferred gain on sale of premises	(129)		-
Gains on sale of other real estate owned	(12)		-
Equity in losses of real estate limited partnerships, net	327		270
Increase in cash surrender value of bank owned life insurance	(80)		-
Changes in assets and liabilities:
Net change in interest receivable	(335)		(912)
Net change in other assets	1,069		707
Net change in interest payable	(29)		(3)
Net change in other liabilities	(593)		(2,111)
Net cash provided by operating activities	4,409		2,770
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investment securities available for sale	26,641		-
Proceeds from maturities of investment securities available for sale	9,556		39,112
Proceeds from maturities of investment securities held to maturity	3,195		41
Proceeds from redemption of Federal Home Loan Bank stock	-		649
Purchases of investment securities available for sale	(10,135)		(40,804)
Loan originations in excess of principal payments	(5,503)		(18,764)
Proceeds from sale of premises and equipment	-		1
Proceeds from sales of other real estate owned	36		-
Real estate limited partnership investments	(25)		(46)
Purchases of bank premises and equipment	(247)		(879)
Net cash provided by (used in) investing activities	23,518		(20,690)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	2,481		(1,303)
Net increase in short-term borrowings	-		30,900
Net decrease in securities sold under agreement to repurchase, short-term	(67,667)		(44,316)
Principal payments on long-term debt	(21)		(20)
Cash dividends paid	(1,770)		(1,606)
Sale of treasury stock	-		7
Increase in deferred compensation arrangements	63		53
Net cash used in financing activities	(66,914)		(16,285)
Decrease in cash and cash equivalents	(38,987)	-	(34,205)
Cash and cash equivalents beginning of period	115,471		77,228
Cash and cash equivalents end of period	$76,484		$43,023

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Total interest payments	$1,220		$1,302
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Distribution of stock under deferred compensation arrangements	$553		$446
Distribution of treasury stock in lieu of cash dividend under dividend reinvestment plan	-		154
Transfer of securities from available for sale to held to maturity	12,626		-

See accompanying notes to consolidated financial statements

Notes To Interim Unaudited Consolidated Financial Statements

For additional information, see the Merchants Bancshares, Inc. (“Merchants,” “we,” “us,” “our”) Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the Securities and Exchange Commission (the “SEC”) on March 10, 2014.

NOTE 1: FINANCIAL STATEMENT PRESENTATION

Principles of Consolidation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. All adjustments necessary for a fair presentation of our interim consolidated financial statements as of March  31, 2014 and December 31, 2013 and for the three months ended March  31, 2014 and 2013 have been included. The information was prepared from our unaudited financial statements and the unaudited financial statements of our subsidiaries, Merchants Bank and MBVT Statutory Trust I.  Amounts reported for prior periods are reclassified, where necessary, to be consistent with the current period presentation.

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

NOTE 2: RECENT ACCOUNTING PRONOUNCEMENTS

In January 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2014-01, “Investments – Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects.” The amendments in this ASU modify the conditions that a reporting entity must meet to be eligible to use a method other than the equity or cost methods to account for qualified affordable housing project investments. If the modified conditions are met, the amendments permit an entity to amortize the initial cost of the investment in proportion to the amount of tax credits and other tax benefits received and recognize the net investment performance in the income statement as a component of income tax expense (benefit). Additionally, the amendments introduce new recurring disclosures about all investments in qualified affordable housing projects irrespective of the method used to account for the investments.  The amendments in this ASU are effective for public entities for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014. In the first quarter of 2014, we early adopted this ASU for the reporting of our equity investments in qualified affordable housing projects.  The investments are recorded using the proportional amortization method whereby an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit).  The application of this standard reduced total noninterest expense by $327 and $270 thousand for the quarters ended March 31, 2014 and March 31, 2013, respectively, and increased income tax expense by an equivalent amount.  The application of the standard also increased our effective tax rate to 24% and 26% from 18% and 22% for the same periods.  This ASU was applied retrospectively and prior periods have been reclassified accordingly.

NOTE 3: INVESTMENT SECURITIES

Investments in securities are classified as available for sale or held to maturity as of March  31, 2014 and December 31, 2013. The amortized cost and fair values of the securities classified as available for sale and held to maturity as of March  31, 2014 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available for Sale:
U.S. Treasury Obligations	$ 100	$ -	$ -	$ 100
Residential Real Estate Mortgage-backed Securities ("Agency MBSs")	96,952	2,715	1,010	98,657
Agency Commercial Mortgage Backed Securities ("Agency CMBSs")	18,261	-	635	17,626
Agency Collateralized Mortgage Obligations ("Agency CMOs")	78,738	241	518	78,461
Collateralized Loan Obligations ("CLOs")	19,688	34	-	19,722
Asset Backed Securities ("ABSs")	357	34	-	391
Total Available for Sale	$ 214,096	$ 3,024	$ 2,163	$ 214,957
		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
(In thousands)	Cost	Gains	Losses	Value
Held to Maturity:
U.S. Agency Obligations	$ 23,104	$ 23	$ 335	22,792
U.S. Government Sponsored Enterprises ("U.S. GSEs")	9,456	-	319	9,137
Federal Home Loan Bank ("FHLB") Obligations	4,693	-	75	4,618
Agency Collateralized Mortgage Obligations	104,321	4	2,147	102,178
Agency MBSs	8,808	24	77	8,755
Total Held to Maturity	$ 150,382	$ 51	$ 2,953	$ 147,480

The amortized cost and fair values of the securities classified as available for sale and held to maturity as of December 31, 2013 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available for Sale:
U.S. Treasury Obligations	$ 100	$ -	$ -	$ 100
Agency MBSs	97,882	2,876	1,487	99,271
Agency CMBSs	18,398	-	760	17,638
Agency CMOs	98,162	254	1,207	97,209
CLOs	37,834	73	-	37,907
ABSs	357	31	-	388
Total Available for Sale	$ 252,733	$ 3,234	$ 3,454	$ 252,513
		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
(In thousands)	Cost	Gains	Losses	Value
Held to Maturity:
U.S. Agency Obligations	$ 23,580	$ -	$ 458	$ 23,122
U.S. GSEs	9,442	-	512	8,930
FHLB Obligations	4,684	-	191	4,493
Agency Collateralized Mortgage Obligations	94,105	-	2,426	91,679
Agency MBSs	9,015	25	177	8,863
Total Held to Maturity	$ 140,826	$ 25	$ 3,764	$ 137,087

The contractual final maturity distribution of the debt securities classified as available for sale as of March 31, 2014, are as follows:

		After One	After Five
	Within	But Within	But Within	After Ten
(In thousands)	One Year	Five Years	Ten Years	Years	Total
Available for Sale (at fair value):
U.S. Treasury Obligations	$ 100	$ -	$ -	$ -	$ 100
Agency MBSs	50	3,842	18,853	75,912	98,657
Agency CMBSs	-	-	13,258	4,368	17,626
Agency CMOs	-	-	2,881	75,580	78,461
CLOs	-	-	9,834	9,888	19,722
ABSs	-	-	-	391	391
Total Available for Sale	$ 150	$ 3,842	$ 44,826	$ 166,139	$ 214,957
Available for Sale (at amortized cost):
U.S. Treasury Obligations	$ 100	$ -	$ -	$ -	$ 100
Agency MBSs	47	3,616	18,125	75,164	96,952
Agency CMBSs	-	-	13,696	4,565	18,261
Agency CMOs	-	-	2,877	75,861	78,738
CLOs	-	-	9,800	9,888	19,688
ABSs	-	-	-	357	357
Total Available for Sale	$ 147	$ 3,616	$ 44,498	$ 165,835	$ 214,096

The contractual final maturity distribution of the debt securities classified as held to maturity as of March 31, 2014, are as follows:

		After One	After Five
	Within	But Within	But Within	After Ten
(In thousands)	One Year	Five Years	Ten Years	Years	Total
Held to Maturity (at fair value):
U.S. Agency Obligations	$ -	$ -	$ -	$ 22,792	$ 22,792
U.S. GSEs	-	-	9,137	-	9,137
FHLB Obligations	-	-	4,618	-	4,618
Agency MBSs	3	23	59	8,670	8,755
Agency CMOs	-	-	-	102,178	102,178
Total Held to Maturity	$ 3	$ 23	$ 13,814	$ 133,640	$ 147,480
Held to Maturity (at amortized cost):
U.S. Agency Obligations	$ -	$ -	$ -	$ 23,104	$ 23,104
U.S. GSEs	-	-	9,456	-	9,456
FHLB Obligations	-	-	4,693	-	4,693
Agency MBSs	3	22	52	8,731	8,808
Agency CMOs	-	-	-	104,321	104,321
Total Held to Maturity	$ 3	$ 22	$ 14,201	$ 136,156	$ 150,382

Actual maturities will differ from contractual maturities because borrowers may have rights to call or prepay obligations. Maturities of Agency MBSs and Agency CMOs in the tables above are based on final contractual maturities.

The following table presents the proceeds, gross gains and gross losses on available for sale securities for the three months ended March 31, 2014 and 2013.

(In thousands)	2014	2013
Proceeds	$ 26,641	$ -
Gross gains	225	-
Gross losses	(99)	-
Net gains	$ 126	$ -

Securities with a carrying amount of $265.55 million and $315.53  million at March 31, 2014 and December 31, 2013, respectively, were pledged to secure U.S. Treasury borrowings, public deposits, securities sold under agreements to repurchase, and for other purposes required by law.

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position, at March  31, 2014, were as follows:

	Less Than 12 Months		12 Months or More		Total
	Fair		Fair		Fair
(In thousands)	Value	Loss	Value	Loss	Value	Loss
Available for Sale:
Agency MBSs	$ 44,760	$ 1,010	$ -	$ -	$ 44,760	$ 1,010
Agency CMBSs	12,758	487	4,868	148	17,626	635
Agency CMOs	47,233	518	-	-	47,233	518
Total Available for Sale	$ 104,751	$ 2,015	$ 4,868	$ 148	$ 109,619	$ 2,163
Held to Maturity:
U.S. Agency Obligations	$ 4,468	$ 37	$ 15,172	$ 298	$ 19,640	$ 335
U.S. GSEs	9,137	319	-	-	9,137	319
FHLB Obligations	4,618	75	-	-	4,618	75
Agency CMOs	65,161	1,160	33,904	987	99,065	2,147
Agency MBSs	8,522	77	-	-	8,522	77
Total Held to Maturity	$ 91,906	$ 1,668	$ 49,076	$ 1,285	$ 140,982	$ 2,953

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position over our entire holding period, at December 31, 2013, were as follows:

	Less Than 12 Months		12 Months or More		Total
	Fair		Fair		Fair
(In thousands)	Value	Loss	Value	Loss	Value	Loss
Available for Sale:
Agency MBSs	$ 46,547	$ 1,487	$ -	$ -	$ 46,547	$ 1,487
Agency CMBSs	12,778	578	4,860	182	17,638	760
Agency CMOs	57,904	977	3,557	230	61,461	1,207
Total Available for Sale	$ 117,229	$ 3,042	$ 8,417	$ 412	$ 125,646	$ 3,454
Held to Maturity:
U.S. Agency Obligations	$ 13,722	$ 307	$ 9,400	$ 151	$ 23,122	$ 458
U.S. GSEs	8,930	512	-	-	8,930	512
FHLB Obligations	4,493	191	-	-	4,493	191
Agency CMOs	66,203	1,410	25,476	1,016	91,679	2,426
Agency MBSs	8,569	177	-	-	8,569	177
Total Held to Maturity	$ 101,917	$ 2,597	$ 34,876	$ 1,167	$ 136,793	$ 3,764

There were no securities classified as trading at March 31, 2014 and December 31, 2013.

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

At March 31, 2014, all of our MBSs and CMOs held were issued by U.S. government-sponsored entities and agencies, primarily Federal National Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Corp (“FHLMC”), institutions which the government has affirmed its commitment to support.  Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because we do not have the intent to sell these securities and it is not likely that we will be required to sell the securities before their anticipated recovery, we do not consider these securities to be other-than-temporarily impaired at March 31, 2014.

Under the Volcker Rule, we may be required to divest some or all of our CLOs by July of 2017.  We took an impairment charge totaling $166 thousand related to our CLO portfolio during 2013 and have sold $17.52 million of our CLOs for a small gain during the first quarter of 2014.

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

During the first quarter of 2014, we transferred securities with a total amortized cost of $12.63 million with a corresponding fair value of $12.64 million from available for sale to held to maturity.  The net unrealized gain, net of taxes, on these securities at the dates of the transfers was $8.31 thousand.  The unrealized holding gain at the time of transfer continues to be reported in accumulated other comprehensive income, net of tax and is amortized over the remaining lives of the securities as an adjustment of the yield.  The amortization of the unamortized holding loss reported in accumulated other comprehensive income will offset the effect on interest income of the discount for the transferred securities.  The remaining unamortized balance of the losses for the securities transferred from available for sale to held to maturity during 2013 and 2014 was $4.88 million, or $3.18 million, net of tax, at March 31, 2014.

NOTE 4: LOANS AND THE ALLOWANCE FOR CREDIT LOSSES

The composition of our loan portfolio at March 31, 2014 and December 31, 2013 was as follows:

(In thousands)	March 31, 2014	December 31, 2013
Commercial, financial and agricultural	$190,840	$172,810
Municipal loans	93,176	94,007
Real estate loans – residential	482,775	489,706
Real estate loans – commercial	372,155	371,319
Real estate loans – construction	27,567	31,841
Installment loans	4,993	5,655
All other loans	231	895
Total loans	$1,171,737	$1,166,233

We primarily originate residential real estate, commercial, commercial real estate, municipal obligations and installment loans to customers throughout the state of Vermont. There are no significant industry concentrations in the loan portfolio. Total loans in the table above included $587 thousand and $618 thousand of net deferred loan origination cost at March 31, 2014 and December 31, 2013, respectively. The aggregate amount of overdrawn deposit balances classified as loan balances was $231 thousand and $895 thousand at March 31, 2014 and December 31, 2013, respectively.

The following table reflects our loan loss experience and activity in the allowance for credit losses by portfolio segment for the three months ended March 31, 2014:

	Commercial,
	financial and		Real estate-	Real estate-	Real estate-
(In thousands)	agricultural	Municipal	residential	commercial	construction	Installment	All Other	Total
Allowance for credit losses:
Beginning balance	$3,354	$768	$3,081	$5,085	$512	$18	$10	$12,828
Charge-offs	-	-	(2)	-	-	-	(20)	(22)
Recoveries	2	-	18	-	-	-	3	23
Provision (credit)	22	(75)	255	34	(152)	-	16	100
Ending balance	$3,378	$693	$3,352	$5,119	$360	$18	$9	$12,929

The following table reflects our loan loss experience and activity in the allowance for credit losses by portfolio segment  for the three months ended March 31, 2013:

	Commercial,
	financial and		Real estate-	Real estate-	Real estate-
(In thousands)	agricultural	Municipal	residential	commercial	construction	Installment	All Other	Total
Allowance for credit losses:
Beginning balance	$3,447	$522	$3,582	$4,499	$234	$17	$11	$12,312
Charge-offs	-	-	(7)	(1)	-	-	(20)	(28)
Recoveries	9	-	3	40	1	-	1	54
Provision (credit)	(45)	133	130	(27)	40	(1)	20	250
Ending balance	$3,411	$655	$3,708	$4,511	$275	$16	$12	$12,588

The allowance for credit losses consists of the allowance for loan losses and the reserve for undisbursed lines of credit. The reserve for undisbursed lines of credit is included in other liabilities on the balance sheet. The following presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment based upon impairment method at March 31, 2014:

	Commercial,
	financial and		Real estate-	Real estate-	Real estate-
(In thousands)	agricultural	Municipal	residential	commercial	construction	Installment	All Other	Total
Allowance for credit losses:
Ending balance individually evaluated for impairment	$1	$-	$63	$68	$-	$-	$-	$132
Ending balance collectively evaluated for impairment	3,377	693	3,289	5,051	360	18	9	12,797
Totals	$3,378	$693	$3,352	$5,119	$360	$18	$9	$12,929
Financing receivables:
Ending balance individually evaluated for impairment	$120	$-	$724	$162	$-	$-	$-	$1,006
Ending balance collectively evaluated for impairment	190,720	93,176	482,051	371,993	27,567	4,993	231	1,170,731
Totals	$190,840	$93,176	$482,775	$372,155	$27,567	$4,993	$231	$1,171,737
Components:
Allowance for loan losses	$2,792	$681	$3,260	$5,077	$340	$15	$9	$12,174
Reserve for undisbursed lines of credit	586	12	92	42	20	3	-	755
Total allowance for credit losses	$3,378	$693	$3,352	$5,119	$360	$18	$9	$12,929

The following presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment based upon impairment method at December 31, 2013:

	Commercial,
	financial and		Real estate-	Real estate-	Real estate-
(In thousands)	agricultural	Municipal	residential	commercial	construction	Installment	All Other	Total
Allowance for credit losses:
Ending balance individually evaluated for impairment	$2	$-	$41	$69	$-	$-	$-	$112
Ending balance collectively evaluated for impairment	3,352	768	3,040	5,016	512	18	10	12,716
Totals	$3,354	$768	$3,081	$5,085	$512	$18	$10	$12,828
Financing receivables:
Ending balance individually evaluated for impairment	$20	$-	$722	$164	$-	$-	$-	$906
Ending balance collectively evaluated for impairment	172,790	94,007	488,984	371,155	31,841	5,655	895	1,165,327
Totals	$172,810	$94,007	$489,706	$371,319	$31,841	$5,655	$895	$1,166,233
Components:
Allowance for loan losses	$2,740	$758	$2,995	$5,040	$481	$18	$10	$12,042
Reserve for undisbursed lines of credit	614	10	86	45	31	-	-	786
Total allowance for credit losses	$3,354	$768	$3,081	$5,085	$512	$18	$10	$12,828

The table below presents the recorded investment of loans, including nonaccrual and restructured loans, segregated by class, with delinquency aging as of March 31, 2014:

							Greater
	30-59	60-89	90 Days				Than 90
	Days	Days	or More	Total Past			Days and
(In thousands)	Past Due	Past Due	Past Due	Due	Current	Total	Accruing
Commercial, financial and agricultural	$146	$-	$19	$165	$190,675	$190,840	$-
Municipal	-	-	-	-	93,176	93,176	-
Real estate-residential:
First mortgage	511	133	233	877	445,029	445,906	-
Second mortgage	72	-	168	240	36,629	36,869	79
Real estate-commercial:
Owner occupied	734	231	-	965	224,967	225,932	-
Non-owner occupied	522	-	-	522	145,701	146,223	-
Real estate-construction:
Residential	-	-	-	-	2,603	2,603	-
Commercial	-	-	-	-	24,964	24,964	-
Installment	-	-	-	-	4,993	4,993	-
Other	-	-	-	-	231	231	-
Total	$1,985	$364	$420	$2,769	$1,168,968	$1,171,737	$79

Of the total past due loans in the aging table above, $709 thousand are non-performing of which $162 thousand are restructured loans and $79 thousand were greater than 90 days past due and accruing.  There were $2.06 million past due performing loans at March 31, 2014.

The table below presents the recorded investment of loans, including nonaccrual and restructured loans, segregated by class, with delinquency aging as of December 31, 2013:

							Greater
	30-59	60-89	90 Days				Than 90
	Days	Days	or More	Total Past			Days and
(In thousands)	Past Due	Past Due	Past Due	Due	Current	Total	Accruing
Commercial, financial and agricultural	$-	$-	$20	$20	$172,790	$172,810	$-
Municipal	-	-	-	-	94,007	94,007	-
Real estate-residential:
First mortgage	4	294	341	639	452,440	453,079	-
Second mortgage	-	4	181	185	36,442	36,627	75
Real estate-commercial:
Owner occupied	-	-	-	-	224,416	224,416	-
Non-owner occupied	72	-	-	72	146,831	146,903	-
Real estate-construction:
Residential	-	-	-	-	2,495	2,495	-
Commercial	-	-	-	-	29,346	29,346	-
Installment	-	-	-	-	5,655	5,655	-
Other	-	-	-	-	895	895	-
Total	$76	$298	$542	$916	$1,165,317	$1,166,233	$75

Of the total past due loans in the aging table above, $542 thousand are non-performing of which $42 thousand are restructured loans and $75 thousand were greater than 90 days past due and accruing.  There were $374 thousand past due performing loans at December 31, 2013.

Impaired loans by class at March 31, 2014 and for the three months ended March 31, 2014 are as follows:

				Three Months Ended
				March 31, 2014
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
(In thousands)	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded
Commercial, financial and agricultural	$ 101	$ 101	$ -	$ 34	$ -
Real estate – residential:
First mortgage	325	440	-	264	2
Second mortgage	168	169	-	174	-
With related allowance recorded
Commercial, financial and agricultural	19	19	1	19	-
Real estate – residential:
First mortgage	231	236	63	164	-
Real estate – commercial:
Owner occupied	162	175	68	162	-
Total
Commercial, financial and agricultural	120	120	1	53	-
Real estate – residential	724	845	63	602	2
Real estate – commercial	162	175	68	162	-
Total	$ 1,006	$ 1,140	$ 132	$ 817	$ 2

Impaired loans by class at December 31, 2013 and for the three months ended March 31, 2013 are as follows:

				Three Months Ended
				March 31, 2013
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
(In thousands)	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded
Commercial, financial and agricultural	$ -	$ -	$ -	$ 107	$ 8
Real estate – residential:
First mortgage	410	629	-	841	33
Second mortgage	181	218	-	67	-
Real estate – commercial:
Owner occupied	-	-	-	36	15
Installment	-	-	-	3	-
With related allowance recorded
Commercial, financial and agricultural	20	21	2	414	-
Real estate – residential:
First mortgage	131	135	41	677	-
Second mortgage	-	-	-	700	-
Real estate – commercial:
Owner occupied	164	175	69	174	-
Installment	-	-	-	3	-
Total
Commercial, financial and agricultural	20	21	2	521	8
Real estate – residential	722	982	41	2,285	33
Real estate – commercial	164	175	69	210	15
Installment	-	-	-	6	-
Total	$ 906	$ 1,178	$ 112	$ 3,022	$ 56

Residential and commercial loans serviced for others at March 31, 2014 and December 31, 2013 amounted to approximately $13.21 million and $13.83 million, respectively.

Nonperforming loans at March 31, 2014 and December 31, 2013 are as follows:

(In thousands)	March 31, 2014	December 31, 2013
Nonaccrual loans	$473	$425
Loans greater than 90 days and accruing	79	75
Troubled debt restructurings ("TDRs")	454	$406
Total nonperforming loans	$1,006	906

Of the total TDRs in the table above, $187 thousand at March 31, 2014 and $235 thousand at December 31, 2013, are nonaccruing. We have reviewed all restructurings that occurred on or after January 1, 2014 for identification as TDRs.  There was one TDR that was restructured during 2014. We did not identify as a  TDR any loan for which the allowance for credit losses had been measured under a general allowance for credit losses methodology.

TDRs represent balances where the existing loan was modified involving a concession in rate, term or payment amount due to the distressed financial condition of the borrower. There were six restructured residential mortgages at March 31, 2014 with balances totaling $191 thousand. There were two restructured commercial loans at March 31, 2014 with balances totaling $263 thousand. With the exception of one TDR showing delinquency related to a renewal, all TDRs at March 31, 2014 continue to pay as agreed according to the modified terms and all but two of these loans are considered well-secured. At March 31, 2014, there were no commitments to lend additional funds to borrowers whose loans have been modified in a TDR. We had no commitments to lend additional funds to borrowers whose loans were in nonaccrual status or to borrowers whose loans were 90 days past due and still accruing at March 31, 2014. Interest income on restructured loans during the three months ended March 31, 2014 and 2013 was insignificant.

Nonaccrual loans by class as of March 31, 2014 and December 31, 2013 are as follows:

(In thousands)	March 31, 2014	December 31, 2013
Commercial, financial and agricultural	$19	$20
Real estate - residential:
First mortgage	365	299
Second mortgage	89	106
Total nonaccruing non-TDR loans	473	425
Nonaccruing TDR’s
Real estate – residential:
First mortgage	26	71
Real estate - commercial:
Owner occupied	162	164
Total nonaccrual loans including TDRs	$661	$660

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

Below is a summary of loans by credit quality indicator as of March 31, 2014:

			Pass-	Special	Sub-
(In thousands)	Unrated	Pass	Watch	Mention	Standard	Total
Commercial, financial and agricultural	$229	$169,830	$12,200	$7,136	$1,445	$190,840
Municipal	18	64,667	26,534	1,957	-	93,176
Real estate – residential:
First mortgage	443,059	2,417	-	64	366	445,906
Second mortgage	36,859	-	-	-	10	36,869
Real estate – commercial:
Owner occupied	177	187,602	15,469	5,592	17,092	225,932
Non-owner occupied	143	132,489	10,887	240	2,464	146,223
Real estate – construction:
Residential	790	473	1,340	-	-	2,603
Commercial	201	24,296	467	-	-	24,964
Installment	4,953	40	-	-	-	4,993
All other loans	231	-	-	-	-	231
Total	$486,660	$581,814	$66,897	$14,989	$21,377	$1,171,737

Below is a summary of loans by credit quality indicator as of December 31, 2013:

			Pass-	Special	Sub-
(In thousands)	Unrated Residential and	Pass	Watch	Mention	Standard	Total
Commercial, financial and agricultural	$242	$152,466	$14,092	$96	$5,914	$172,810
Municipal	28	65,474	26,548	1,957	-	94,007
Real estate – residential:
First mortgage	449,951	2,520	-	65	543	453,079
Second mortgage	36,599	-	-	-	28	36,627
Real estate – commercial:
Owner occupied	165	187,779	17,236	2,342	16,894	224,416
Non-owner occupied	171	134,222	9,841	270	2,399	146,903
Real estate – construction:
Residential	904	1,591	-	-	-	2,495
Commercial	738	28,127	481	-	-	29,346
Installment	5,655	-	-	-	-	5,655
All other loans	895	-	-	-	-	895
Total	$495,348	$572,179	$68,198	$4,730	$25,778	$1,166,233

The amount of interest which was not earned, but which would have been earned had our nonaccrual and restructured loans performed in accordance with their original terms and conditions, was approximately $7 thousand and $38 thousand for the three months ended March 31, 2014 and March  31, 2013, respectively.

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

Financial instruments on a recurring basis

The table below presents the balance of financial assets and liabilities at March 31, 2014 measured at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Signficant
		Active Markets	Other	Signficant
		for Idential	Observable	Unobservable
		Assets	Inputs	Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Assets
U.S. Treasury Obligations	$ 100	$ -	$ 100	$ -
Agency MBSs	98,657	-	98,657	-
Agency CMBSs	17,626	-	17,626	-
Agency CMOs	78,461	-	78,461	-
CLOs	19,722	-	19,722	-
ABSs	391	-	391	-
Interest rate swap agreements	371	-	371	-
Total assets	$ 215,328	$ -	$ 215,328	$ -
Liabilities
Interest rate swap agreements	1,034	-	1,034	-
Total liabilities	$ 1,034	$ -	$ 1,034	$ -

The table below presents the balance of financial assets and liabilities at December 31, 2013 measured at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Signficant
		Active Markets	Other	Signficant
		for Idential	Observable	Unobservable
		Assets	Inputs	Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Assets
U.S. Treasury Obligations	$ 100	$ -	$ 100	$ -
Agency MBSs	99,271	-	99,271	-
Agency CMBSs	17,638	-	17,638	-
Agency CMOs	97,209	-	97,209	-
CLOs	37,907	-	37,907	-
ABSs	388	-	388	-
Interest rate swap agreements	803	-	803	-
Total assets	$ 253,316	$ -	$ 253,316	$ -
Liabilities
Interest rate swap agreements	1,529	-	1,529	-
Total liabilities	$ 1,529	$ -	$ 1,529	$ -

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

There were no transfers between Level 1 and Level 2 for the three months ended March 31, 2014.  There were no Level 3 assets measured at fair value on a recurring basis during the three months ended March 31, 2014.

Financial instruments on a non-recurring basis

Certain financial assets are also measured at fair value on a non-recurring basis, however they were not material at March 31, 2014 or December 31, 2013. These financial assets include impaired loans and OREO.

The table below presents the balance of financial assets by class at March 31, 2014 measured at fair value on a nonrecurring basis:

	Carrying
(In thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$ 76,484	$ 76,484	$ 76,484	$ -	$ -
Securities available for sale	214,957	214,957	-	214,957	-
Securities held to maturity	150,382	147,480	-	147,480	-
FHLB stock	7,496	N/A	N/A	N/A	N/A
Loans, net of allowance for loan losses	1,159,563	1,162,339	-	-	1,162,339
Interest rate contract-cash flow hedge	371	371	-	371	-
Accrued interest receivable	4,317	4,317	-	866	3,451
Total assets	$ 1,613,570	$ 1,605,948	$ 76,484	$ 363,674	$ 1,165,790
Deposits	$ 1,326,057	$ 1,326,947	$ 1,042,684	$ 284,263	$ -
Securities sold under agreement to repurchase	182,647	182,628	-	182,628	-
Other long-term debt	2,382	2,298	-	2,298	-
Junior subordinated debentures issued to unconsolidated subsidiary trust	20,619	14,244	-	14,244	-
Interest rate contract-cash flow hedge	1,034	1,034	-	1,034	-
Accrued interest payable	185	185	15	170	-
Total liabilities	$ 1,532,924	$ 1,527,336	$ 1,042,699	$ 484,637	$ -

The table below presents the balance of financial assets by class at December 31, 2013 measured at fair value on a nonrecurring basis:

	Carrying
(In thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$ 115,471	$ 115,471	$ 115,471	$ -	$ -
Securities available for sale	252,513	252,513	-	252,513	-
Securities held to maturity	140,826	137,087	-	137,087	-
FHLB stock	7,496	N/A	N/A	N/A	N/A
Loans, net of allowance for loan losses	1,154,191	1,155,348	-	-	1,155,348
Interest rate swap agreement	803	803	-	803	-
Accrued interest receivable	3,982	3,982	-	958	3,024
Total assets	$ 1,675,282	$ 1,665,204	$ 115,471	$ 391,361	$ 1,158,372
Deposits	$ 1,323,576	$ 1,324,634	$ 1,018,472	$ 306,162	$ -
Securities sold under agreement to repurchase	250,314	250,290	-	250,290	-
Other long-term debt	2,403	2,287	-	2,287	-
Junior subordinated debentures issued to unconsolidated subsidiary trust	20,619	14,189	-	14,189	-
Interest rate swap agreement	1,529	1,529	-	1,529	-
Accrued interest payable	214	214	15	199	-
Total liabilities	$ 1,598,655	$ 1,593,143	$ 1,018,487	$ 574,656	$ -

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

Commitments to Extend Credit and Standby Letters of Credit - The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of financial standby letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties. The fair value of commitments to extend credit and standby letters of credit is approximately $46 thousand at March 31, 2014 and $47 thousand as of December 31, 2013, respectively.

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

The following tables summarize the components of net periodic benefit cost and other changes in Pension Plan assets and benefit obligations recognized for the three months ended March 31, 2014 and 2013, respectively:

(In thousands)	2014	2013
Interest cost	$ 116	$ 104
Expected return on plan assets	(265)	(247)
Service costs	10	15
Net loss amortization	32	92
Net periodic pension cost	$ (107)	$ (36)

We have no minimum required contribution for 2014.

Our Pension Investment Policy Statement sets for the investment objectives and constraints of the Pension Plan. The purpose of the policy is to assist and our Retirement Plan Committee in effectively supervising, monitoring, and evaluating the Pension Plan.

NOTE 7: EARNINGS PER SHARE

The following table presents reconciliations of the calculations of basic and diluted earnings per share for the three months ended March 31, 2014 and 2013:

(In thousands except per share data)	2014	2013
Net income	$ 3,403	$ 3,609
Weighted average common shares outstanding	6,320	6,287
Dilutive effect of common stock equivalents	22	12
Weighted average common and common equivalent
shares outstanding	6,342	6,299
Basic earnings per common share	$ 0.54	$ 0.57
Diluted earnings per common share	$ 0.54	$ 0.57

Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding for the three months ended March 31, 2014 and 2013. The computation of diluted earnings per share excludes the effect of assuming the exercise of certain outstanding stock options because the effect would be anti-dilutive. There were no anti-dilutive options outstanding for the three months ended March 31, 2014 or 2013.

NOTE 8: STOCK REPURCHASE PROGRAM

We extended our stock buyback program through January 2015. Under the program, which was originally adopted in January 2007, we may repurchase up to 200,000 shares of our common stock on the open market from time to time, and have purchased 143,475 shares at an average price per share of $22.94 since the program’s adoption. We did not repurchase any of our shares during 2013 or during the first three months of 2014, and do not expect to repurchase shares in the near future.

NOTE 9: COMMITMENTS AND CONTINGENCIES

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

Disclosures are required regarding liability-recognition for the fair value at issuance of certain guarantees. We do not issue any guarantees that would require liability-recognition or disclosure, other than our standby letters of credit. We have issued conditional commitments in the form of standby letters of credit to guarantee payment on behalf of a customer and guarantee the performance of a customer to a third party. Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit totaled approximately $4.57 million and $4.73 million at March 31, 2014 and December 31, 2013, respectively, and represent the maximum potential future payments we could be required to make. Typically, these instruments have terms of 12 months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance sheet instruments. Our policies governing loan collateral apply to standby letters of credit at the time of credit extension. Loan-to-value ratios are generally consistent with loan-to-value requirements for other commercial loans secured by similar types of collateral.

We may enter into commitments to sell loans, which involve market and interest rate risk. There were no such commitments at March 31,  2014 or December 31, 2013.

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

NOTE 10: COMPREHENSIVE INCOME

The accumulated balances for each classification of other comprehensive income at March 31, 2014 are as follows:

		Unrealized
		(Gains)
		Losses on
		Securities
	Unrealized	Transferred
	(Gains) Losses	From			Accumulated
	on Securities	Available-For-			Other
	Available-For-	Sale to Held-	Pension	Interest Rate	Comprehensive
(In thousands)	Sale	To-Maturity	Plan	Swaps	Income (Loss)
Beginning Balance December 31, 2013	$ (162)	$ (3,296)	$ (1,790)	$ (472)	$ (5,720)
Other comprehensive income before reclassifications	792	-	-	41	833
Transfer of securities from available-for-sale to held-to-maturity	(8)	8	-	-	-
Accretion of unrealized losses of securities transferred from available-for-sale to held-to-maturity recognized in other comprehensive income	-	113	-	-	113
Reclassification adjustments for (gains) losses reclassified into income	(82)	-	21	-	(61)
Net current period other comprehensive income	702	121	21	41	885
Balance March 31, 2014	$ 540	$ (3,175)	$ (1,769)	$ (431)	$ (4,835)

The accumulated balances for each classification of other comprehensive income at March 31, 2013 are as follows:

	Unrealized
	(Gains) Losses			Accumulated
	on Securities			Other
	Available-For-	Pension	Interest Rate	Comprehensive
(In thousands)	Sale	Plan	Swaps	Income (Loss)
Beginning Balance December 31, 2012	$ 6,033	$ (3,130)	$ (688)	$ 2,215
Other comprehensive income before reclassifications	(1,285)	-	48	(1,237)
Reclassification adjustments for (gains) losses reclassified into income	-	60	-	60
Net current period other comprehensive income	(1,285)	60	48	(1,177)
Balance March 31, 2013	$ 4,748	$ (3,070)	$ (640)	$ 1,038

All amounts in the tables above are net of tax. Amounts in parentheses indicate debits.

Details of amounts reclassified from accumulated comprehensive income for the three months ended March 31, 2014 and March 31, 2013 are presented below:

Details about Accumulated Other
Comprehensive Income Components	March 31,	March 31,	Affected Line Item in the Statement
(In thousands)	2014	2013	Where Net Income is Presented
Unrealized gains on securities	$(126)	$-	Net gains on investment securities
	(126)	-	Total before tax
	44	-	Provision for income taxes
	$(82)	$-	Net of tax

Pension and postretirement benefit plans	$32	$92	Compensation and benefits
	32	92	Total before tax
	(11)	(32)	Provision for income taxes
	$21	$60	Net of tax

Total reclassification adjustments	$(61)	$60

NOTE 11: DERIVATIVE FINANCIAL INSTRUMENTS

At March 31, 2014 and December 31, 2013, we had an interest rate swap with a notional amount of $10 million that was designated as a cash flow hedge. The swap was used to convert a portion of the floating rate interest on our trust preferred issuance to a fixed rate of interest. Each quarter we assess the effectiveness of the hedging relationships by comparing the changes in cash flows of the derivative hedging instruments with the changes in cash flows of the designated hedged item. There was no ineffective portion recognized in earnings during the three months ended March 31, 2014 or March 31, 2013. The fair value of $(663) thousand and $(726) thousand was reflected in other comprehensive income in the accompanying consolidated balance sheets at March 31, 2014 and December 31, 2013, respectively.

We are party to interest rate swaps with a notional amount of $41.5 million with certain of our commercial customers.  In order to minimize our risk, these customer derivatives (pay floating/receive fixed swaps) have been offset with essentially matching interest rate swaps with our counterparty totaling $41.5 million (pay fixed/receive floating swaps). At March 31, 2014, the weighted average receive rate of these interest rate swaps was 1.83%, the weighted average pay rate was 3.63% and the weighted average maturity was 12.8 years.  The fair values of $371 thousand and $371 thousand were reflected in other assets and other liabilities, respectively, in the accompanying consolidated balance sheets at March 31, 2014.  The fair values of $803 thousand and $803 thousand were reflected in other assets and other liabilities, respectively, in the accompanying consolidated balance sheets at December 31, 2013.    Hedge accounting has not been applied for these derivatives.  Because the terms of the swaps with our customer and the other financial institution offset each other, with the only difference being counterparty credit risk, changes in the fair value of the underlying derivative contracts are not materially different and do not significantly impact our results of operations.

We are party to interest rate swaps with notional amounts totaling $8.80 million that were designated as fair value hedges of certain fixed rate loans with municipalities. At March 31, 2014, the weighted average receive rate of these interest rate swaps was 1.47%, the weighted average pay rate was 3.11% and the weighted average maturity was 19.3 years. The amounts recognized in earnings and other assets for the ineffective portion of the interest swaps was immaterial.

We assessed our counterparty risk at March 31, 2014 and determined any credit risk inherent in our derivative contracts was insignificant. Information about the fair value of derivative financial instruments can be found in Note 5 to these consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q that are not historical facts may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks and uncertainties. These statements, which are based on certain assumptions and describe Merchants’ future plans, strategies and expectations, can generally be identified by the use of the words “may,” “will,” “should,” “could,” “would,” “plan,” “potential,” “estimate,” “project,” “believe,” “intend,” “anticipate,” “expect,” “target” and similar expressions. Forward-looking statements are based on the current assumptions and beliefs of management and are only expectations of future results. Our actual results could differ materially from those projected in the forward-looking statements as a result of, among others, continued weakness in general, national, regional or local economic conditions, the performance of our investment portfolio, quality of credits or the overall demand for services; changes in loan default and charge-off rates which could affect the allowance for credit losses; declines in the equity and financial markets; reductions in deposit levels which could necessitate increased and/or higher cost borrowing to fund loans and investments; declines in mortgage loan refinancing, equity loan and line of credit activity which could reduce net interest and non-interest income; changes in the domestic interest rate environment and inflation; changes in the carrying value of investment securities and other assets; misalignment of our interest-bearing assets and liabilities; increases in loan repayment rates affecting interest income and the value of mortgage servicing rights; changing business, banking, or regulatory conditions or policies, or new legislation affecting the financial services industry that could lead to changes in the competitive balance among financial institutions, restrictions on bank activities, changes in costs (including deposit insurance premiums), increased regulatory scrutiny, declines in consumer confidence in depository institutions, or changes in the secondary market for bank loan and other products; and changes in accounting rules, federal and state laws, IRS regulations, and other regulations and policies governing financial holding companies and their subsidiaries which may impact our ability to take appropriate action to protect our financial interests in certain loan situations.

Investors should not place undue reliance on our forward-looking statements, and are cautioned that forward-looking statements are inherently uncertain. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, which are included in more detail in our Annual Report on Form 10-K, as updated by our Quarterly Reports on Form 10-Q and other filings submitted to the Securities and Exchange Commission. We do not undertake any obligation to update any forward-looking statement to reflect circumstances or events that occur after the date the forward-looking statements are made.

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

In several places net interest income is presented on a fully taxable equivalent basis. Specifically included in interest income is tax-exempt interest income from certain tax-exempt loans. An amount equal to the tax benefit derived from this tax exempt income is added back to the interest income total, to produce net interest income on a fully taxable equivalent basis. We believe the disclosure of taxable equivalent net interest income information improves the clarity of financial analysis, and is particularly useful to investors in understanding and evaluating the changes and trends in our results of operations. Other financial institutions commonly present net interest income on a taxable equivalent basis. This adjustment is considered helpful in the comparison of one financial institution’s net interest income to that of another, as each will have a different proportion of taxable exempt interest from its earning assets. Moreover, net interest income is a component of a second financial measure commonly used by financial institutions, net interest margin, which is the ratio of net interest income to average earning assets. For purposes of this measure as well, other financial institutions generally use taxable equivalent net interest income to provide a better basis of comparison from institution to institution. We follow these practices. A reconciliation of taxable equivalent financial information to our consolidated financial statements prepared in accordance with GAAP appears at the bottom of the table entitled “Distribution of Assets, Liabilities and Shareholders Equity; Interest Rates and Net Interest Margin.” A 35.0% tax rate was used in both 2014 and 2013. An additional non-GAAP financial measure we use is the tangible capital ratio. Because we have no intangible assets, our tangible shareholder’s equity is the same as our shareholder’s equity.

GENERAL

The following discussion and analysis of financial condition as of March 31, 2014 and December 31, 2013 and results of operations of Merchants and its subsidiaries for the three months ended March 31, 2014 and 2013 should be read in conjunction with the consolidated financial statements and Notes thereto and selected statistical information appearing elsewhere in this Quarterly Report on Form 10-Q. The financial condition and results of operations of Merchants essentially reflect the operations of its principal subsidiary, Merchants Bank.

RESULTS OF OPERATIONS

Overview

We realized net income of $3.40 million for the three months ended March 31, 2014, compared to $3.61 million for the three months ended March 31, 2013. Basic and diluted earnings per share were $0.54 for the three months ended March 31, 2014 and were $0.57 per share for the three months ended March 31, 2013.

We declared and distributed dividends of $0.28 per share during the three months ended March 31, 2014. On April 17, 2014, we declared a dividend of $0.28 per share, which will be paid on May 15, 2014 to shareholders of record as of May 1, 2014.  Total assets were $1.66 billion at March 31, 2014.  Total shareholders’ equity was $122.24 million at March 31, 2014.

Our return on average equity was 11.31% for the three months ended March 31, 2014 compared to 12.31% for the three months ended March 31, 2013. Our return on average assets was 0.81% for the three months ended March 31, 2014 compared to 0.86% for the three months ended March 31, 2013. Our capital ratios remain strong, with a Tier 1 leverage ratio of 8.57%, a total risk-based capital ratio of 16.40% and a tangible capital ratio of 7.35%.

➢

Net interest income - Our taxable equivalent net interest income was $12.36 million for the three months ended March 31, 2014 compared to $12.73 million for the same period in 2013.  Our taxable equivalent net interest margin decreased by nine basis points to 3.10% for the three months ended March 31, 2014 from 3.19% for the same period in 2013.

➢

Provision for Credit Losses – The provision for credit losses was $100 thousand and $250 thousand for the quarter   ended March 31, 2014 and March 31, 2013, respectively. The decrease in the provision was primarily a result of slower loan growth during the first quarter of 2014 compared to 2013.

➢

Loans - Ending loan balances at March 31, 2014 were $1.17 billion, an increase of $5.50 million from balances at December 31, 2013 and an increase of $70.02 million from March 31, 2013.  Year over year loans have grown by 6.4%.

➢

Investments - Our investment portfolio totaled $365.34 million at March 31, 2014, a decrease of $28.00 million from the December 31, 2013 ending balance of $393.34 million, and a decrease of $143.02 million from the balance at March 31, 2013.

➢	Deposits – Deposit balances at March 31, 2014 were $1.33 billion, an increase of $2.48 million from December 31, 2013 and an increase of $56.28 million from March 31, 2013.
➢

Shareholders’ equity - Shareholder’s equity ended the quarter at $122.24 million compared to $119.15 million at March 31, 2013.  Our book value per share was $19.34 at March 31, 2014, compared to $18.94 at March 31, 2013.

➢

Non-interest expense – Total noninterest expense increased $405 thousand to $10.15 million for the first quarter of 2014 compared to the same period in 2013. We incurred $171 thousand in expenses related to the conversion of our core banking computer systems during the first quarter of 2014.  The conversion is scheduled to occur during the fourth quarter of this year.  In total we expect to incur approximately $1.21 million in expenses related to the core conversion during 2014 and expect to realize annual cost savings and additional revenue opportunities of approximately $800 thousand starting in November of this year.

Net Interest Income

As shown on the tables on pages 27 and 28, our taxable equivalent net interest income was $12.36 million for the three months ended March 31, 2014 compared to $12.73 million for the same period in 2013.  Our taxable equivalent net interest margin was 3.10% for the three months ended March 31, 2014, unchanged from the fourth quarter of 2013 and a decrease of nine basis points from 3.19% for the three months ended March 31, 2013. Though margin compression has slowed, it continues to be a challenge.  Asset yields were flat from the fourth quarter of 2013 to the first quarter of 2014, and were 12 basis points lower for the first quarter of 2014 compared to the first quarter of 2013.   Investment yields were 11 basis points higher quarter over quarter while loan yields were 26 basis points lower. One of the factors influencing our loan yields is an increase in variable rate loans.  Average variable-rate loans for the first quarter of 2014 were $314.24 million, an increase of $50.39 million over average balances for the first quarter of 2013.  These loans have a lower current yield than fixed-rate loans, but will have higher yields when rates start to rise.  They also help reduce exposure to rising rates for our largely fixed rate balance sheet.  Our average cost of interest bearing liabilities has remained fairly steady over the last year at 0.38% for the quarter ended March 31, 2014, compared to 0.37% for the quarter ended December 31, 2013 and 0.40% for the quarter ended March 31, 2013.

The following tables present an analysis of net interest income and illustrate interest income earned and interest expense charged for each major component of interest earning assets and interest bearing liabilities. Yields/rates are computed on a fully taxable-equivalent basis, using a 35% rate.  Nonaccrual loans are included in the average loan balance outstanding.

	Three Months Ended
	March 31, 2014			March 31, 2013
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
(In thousands, fully taxable equivalent)	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS:
Loans, including fees on loans	$ 1,167,067	$ 11,295	3.93%	$ 1,086,289	$ 11,232	4.19%
Investments	387,326	2,214	2.32%	511,842	2,785	2.21%
Interest-earning deposits with banks and other short-term investments	59,516	39	0.26%	18,442	12	0.26%
Total interest earning assets	1,613,909	$ 13,548	3.40%	1,616,573	$ 14,029	3.52%
Allowance for loan losses	(12,117)			(11,689)
Cash and due from banks	28,164			25,469
Bank premises and equipment, net	15,426			16,286
Bank owned life insurance	10,029			-
Other assets	22,996			34,491
Total assets	$ 1,678,407			$ 1,681,130

LIABILITIES AND SHAREHOLDERS' EQUITY:
Interest-bearing deposits:
Savings, interest bearing checking and money market accounts	$ 759,068	$ 430	0.23%	$ 696,160	$ 167	0.10%
Time deposits	294,753	472	0.65%	334,373	579	0.70%
Total interest bearing deposits	1,053,821	902	0.35%	1,030,533	746	0.29%
Short-term borrowings	-	-	-	13,873	9	0.28%
Securities sold under agreements to repurchase, short-term	209,589	92	0.18%	264,884	348	0.53%
Other long-term debt	2,389	12	2.02%	2,470	12	2.02%
Junior subordinated debentures issued to unconsolidated subsidiary trust	20,619	185	3.60%	20,619	184	3.74%
Total borrowed funds	232,597	289	0.51%	301,846	553	0.74%
Total interest bearing liabilities	1,286,418	$ 1,191	0.37%	1,332,379	$ 1,299	0.40%
Noninterest bearing deposits	263,120			223,245
Other liabilities	8,564			8,241
Shareholders' equity	120,305			117,265
Total liabilities and shareholders' equity	$ 1,678,407			$ 1,681,130

Net interest earning assets	$ 327,491			$ 284,194

Net interest income (fully taxable equivalent)		$ 12,357			$ 12,730
Tax equivalent adjustment		(533)			(482)
Net interest income		$ 11,824			$ 12,248

Net interest rate spread			3.03%			3.12%

Net interest margin			3.10%			3.19%

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

Analysis of Changes in Fully Taxable Equivalent Net Interest Income

	Three Months Ended
	March 31,		Increase	Due to
(In thousands)	2014	2013	(Decrease)	Volume	Rate	Volume/Rate
Fully taxable equivalent interest income:
Loans	$ 11,295	$ 11,232	$ 63	$ 835	$ (718)	$ (54)
Investments	2,214	2,785	(571)	(678)	140	(33)
Interest earning deposits with banks and other short-term investments	39	12	27	27	-	(0)
Total interest income	13,548	14,029	(481)	184	(578)	(87)
Less interest expense:
Savings, interest bearing checking and money market accounts	430	167	263	15	227	21
Time deposits	472	579	(107)	(69)	(43)	6
FHLB and other short-term borrowings	-	9	(9)	(10)	(10)	11
Securities sold under agreements to repurchase, short-term	92	348	(256)	(73)	(232)	49
Other long-term debt	12	12	-	-	-	-
Junior subordinated debentures issued to unconsolidated subsidiary trust	185	184	1	-	(7)	8
Total interest expense	1,191	1,299	(108)	(137)	(65)	95
Net interest income	$ 12,357	$ 12,730	$ (373)	$ 321	$ (513)	$ (182)

Provision for Credit Losses

The allowance for loan losses at March 31, 2014 was $12.17 million, or 1.04% of total loans and 1,210% of non-performing loans, compared to the December 31, 2013 balance of $12.04 million, or 1.03% of total loans and 1,329% of non-performing loans. We recorded a $100 thousand provision for credit losses during the three months ended March 31, 2014  compared to $250 thousand for the same period in 2013.  Asset quality remains very strong and continues to be a core strength for our company.  Loan growth during the quarter was the primary factor for the provision to date in 2014.  Performing loans past due 30-89 days were 0.17% of total loans at March 31, 2014 compared to 0.03% at December 31, 2013.  Nonperforming loans as a percent of total loans were 0.09% at March 31, 2014 compared to 0.08% at December 31, 2013.  Accruing substandard loans decreased to 1.79% of total loans at March 31, 2014 compared to 2.16% at December 31, 2013.  Net recoveries year to date for 2014 total $1 thousand. Our other real estate owned (“OREO”) balance was $85 thousand at March 31, 2014 and was $108 thousand at December 31, 2013.  All of these factors are taken into consideration during Management’s quarterly review of the Allowance. For a more detailed discussion of our allowance for credit losses (“Allowance”) and nonperforming assets, see “Credit Quality and Allowance for Credit Losses” beginning on page 34.

NONINTEREST INCOME AND EXPENSES

Noninterest income

Total noninterest income increased $263 thousand to $2.91 million for the first quarter of 2014 compared to the first quarter of 2013. Excluding a gain on the sale of investments of $126 thousand, total noninterest income increased $137 thousand for the first quarter of 2014 compared to the same period in 2013.  Trust Division Income increased $94 thousand to $852 thousand for the quarter ended March 31, 2014, compared to the quarter ended March 31, 2013, as the trust assets under management have demonstrated strong growth and now total $616 million from $577 million at March 31, 2013. Service charges on deposits decreased $41 thousand for the first quarter of 2014 compared to 2013, a result of reduced overdraft fee income, which was partially offset by increases in cash management fees and business checking service charges. Other noninterest income has increased since the first quarter of 2013, as a result of increased income generated by check cashing fees and income related to our recent investment in bank owned life insurance.

Noninterest expense

Total noninterest expense increased $405 thousand to $10.15 million for the first quarter of 2014 compared to the same period in 2013. We incurred $171 thousand in expenses related to the conversion of our core banking computer systems.  The conversion is scheduled to occur during the fourth quarter of this year.  In total we expect to incur approximately $1.21 million in expenses related to the core conversion during 2014 and expect to realize annual cost savings and additional revenue opportunities of approximately $800 thousand starting in November of this year. Compensation and benefits increased by $128 thousand for the first quarter of 2014 compared to the first quarter of 2013.  Salaries and wages were $179 thousand higher for the first quarter of 2014 compared to 2013, a result of lower credits related to loan originations because of lower loan volumes, and additional personnel investments in the Finance and Risk areas.  Employee benefits were $51 thousand lower for the first quarter of 2014 compared to 2013, a result of a reduction in the cost for health and group insurance, and a credit from our overfunded pension plan.  Occupancy and equipment costs were $241 thousand higher for the first quarter of 2014 compared to 2013, a result of expenses related to the core conversion of $111 thousand, combined with the cost of amortization of the investments we have made recently to update, and in some cases combine, our facilities.  Legal and professional fees were $698 thousand for the first quarter of 2014, an $11 thousand increase over the first quarter of 2013.  Included in legal and professional fees for the first quarter of 2014 were $60 thousand in core conversion costs.

Income Taxes

During the first quarter of 2014 we adopted, and applied retrospectively, Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-01, “Accounting for Investments in Qualified Affordable Housing Projects,” which allows investors in low income housing tax credit entities that meet certain conditions to account for the investments entirely in income tax expense, which we believe more accurately reflects the economics of the investment.  The application of this standard reduced total noninterest expense by $327 and $270 thousand for the quarters ended March 31, 2014 and March 31, 2013 respectively, and increased income tax expense by an equivalent amount.  The application of the standard also increased our effective tax rate to 24% and 26%, from 18% and 22% for the same periods.

BALANCE SHEET ANALYSIS

Loans

Ending loan balances at March 31, 2014 increased to $1.17 billion, an increase of $5.50 million over ending loan balances at December 31, 2013. Year over year loans have grown by 6.4%.

The composition of our loan portfolio is shown in the following table as of the dates indicated:

(In thousands)	March 31, 2014	December 31, 2013	March 31, 2013
Commercial, financial and agricultural	$ 190,840	$ 172,810	$ 168,500
Municipal loans	93,176	94,007	85,211
Real estate loans – residential	482,775	489,706	473,795
Real estate loans – commercial	372,155	371,319	354,639
Real estate loans – construction	27,567	31,841	14,115
Installment loans	4,993	5,655	5,192
All other loans	231	895	261
Total loans	$ 1,171,737	$ 1,166,233	$ 1,101,713

Totals above are shown net of deferred loan fees of $587 thousand, $618 thousand and $272 thousand for March 31, 2014, December 31, 2013 and March 31, 2013, respectively.  Ending loan balances at March 31, 2013 reflect the reclassification of $30.43 million, in non-owner occupied residential real estate loans from the residential real estate category to the commercial real estate category.  This presentation more accurately presents the risk profile of these loans.

Growth in our commercial loan portfolio was driven by new customer acquisition and increased line of credit utilization, offset by increased prepayment activity.  Mortgage refinance activity has slowed considerably, leading to reduced residential real estate balances.  We expect this trend to continue in our residential real estate portfolio.

Investments

The investment portfolio is used to generate interest income, manage liquidity and mitigate interest rate sensitivity. The average investment portfolio for the first quarter of 2014 was $380 million, a reduction of $124 million compared to the first quarter of 2013.  The ending balance in the investment portfolio at March 31, 2014 was $365 million, compared to $508 million at March 31, 2013.  We have allowed the investment portfolio to run off during the past year to fund loan growth, as well as to control asset growth, and strengthen our capital ratios.

Under the Volcker Rule, we may be required to divest some or all of our CLOs by July of 2017.  We took an impairment charge totaling $166 thousand related to our CLO portfolio during 2013 and have sold $17.52 million of our CLOs for a small gain during the first quarter of 2014.

The composition of our investment portfolio as of March 31, 2014, including both available for sale and held to maturity securities, consisted of the following:

	Amortized	Fair
(In thousands)	Cost	Value
Available for Sale:
U.S. Treasury Obligations	$ 100	$ 100
Residential Real Estate Mortgage-backed Securities ("Agency MBSs")	96,952	98,657
Agency Commercial Mortgage Backed Securities ("Agency CMBSs")	18,261	17,626
Non-agency Collateralized Mortgage Obligations ("Non-agency CMOs")	78,738	78,461
Collateralized Loan Obligations ("CLOs")	19,688	19,722
Asset Backed Securities ("ABSs")	357	391
Total Available for Sale	214,096	214,957
Held to Maturity:
U.S. Agency Obligations	$ 23,104	$ 22,792
U.S. Government Sponsored Enterprises ("U.S. GSEs")	9,456	9,137
Federal Home Loan Bank ("FHLB") Obligations	4,693	4,618
Agency Collateralized Mortgage Obligations	104,321	102,178
Agency MBSs	8,808	8,755
Total Held to Maturity	$ 150,382	$ 147,480
Total Securities	$ 364,478	$ 362,437

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

Deposits and Other Liabilities

Total deposits at March 31, 2014 were $1.33 billion, an increase of $2.48 million from balances at December 31, 2013 and $56.28 million higher than balances at March 31, 2013. Quarterly average balances increased by $63.16 million to $1.32 billion, a 5% increase over quarterly averages for the first quarter of 2013. Securities sold under agreement to repurchase, which represent collateralized customer accounts, were $182.65 million at March 31, 2014, a reduction of $67.67 million from $250.31 million at December 31, 2013, and a reduction of $60.56 million from balances at March 31, 2013.  The decreases are a result of seasonal municipal cash flows combined with migration of some balances to deposit products.

CREDIT QUALITY AND ALLOWANCE FOR CREDIT LOSSES

The United States economy continues to show improvement into 2014; however, high unemployment and foreclosure rates continue in certain parts of the country.  Although Vermont, our primary market, has not been immune to this economic turmoil, the state has one of the lowest foreclosure rates in the country, home price depreciation has been muted, and the unemployment rate is lower than the national average.

Credit quality

Credit quality is a major strategic focus and strength of our company.  Although we actively manage current nonperforming and classified loans, there is no assurance that we will not have increased levels of problem assets in the future.  The pool of nonperforming loans is dynamic with accounts moving in and out of this category over time.

The following table summarizes our nonperforming loans and nonperforming assets as of the dates indicated:

(In thousands)	March 31, 2014	December 31, 2013	March 31, 2013
Nonaccrual loans	$ 473	$ 425	$ 2,876
Loans past due 90 days or more and still accruing	79	75	-
Troubled debt restructurings ("TDR")	454	406	539
Total nonperforming loans ("NPL")	1,006	906	3,415
OREO	85	108	-
Total non performing assets ("NPA")	$ 1,091	$ 1,014	$ 3,415

Non-performing loans at March 31, 2014 were $1.01 million, 0.09% of total loans. Of the $1.01 million in nonperforming loans in the table above, $282 thousand are commercial and commercial real estate loans and $724 thousand are residential mortgages and home equity loans.

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

TDRs represent balances where the existing loan was modified involving a concession in rate, term or payment amount due to the distressed financial condition of the borrower. At March 31, 2014, $187 thousand of TDRs were in nonaccrual status and $267 thousand were accruing interest.

Excluded from the nonperforming balances discussed above are loans that are 30 to 89 days past due, which are not necessarily considered classified or impaired.  Accruing loans 30 to 89 days past due as a percentage of total loans as of the periods indicated are presented in the following table:

Period Ended	30-89 Days
March 31, 2014	0.17%
December 31, 2013	0.03%
March 31, 2013	0.09%
December 31, 2012	0.00%

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

A loan remains in nonaccruing status until the factors which suggest doubtful collectability no longer exist, the loan is liquidated, or when the loan is determined to be uncollectible, and is charged off against the allowance for loan losses.  In those cases where a nonaccruing loan is secured by real estate, we can, and may, initiate foreclosure proceedings.  The result of such action will either be to cause repayment of the loan with the proceeds of a foreclosure sale or to give us possession of the collateral in order to manage a future resale of the real estate.  Foreclosed property is recorded at the lower of its cost or estimated fair value, less any estimated costs to sell and is actively marketed.  Any cost in excess of the estimated fair value on the transfer date is charged to the allowance for loan losses, while further declines in market values are recorded as OREO expense in the consolidated statements of income. Impaired loans, which primarily consist of non-accruing residential mortgage and commercial real estate loans and TDRs, totaled $1.01 million and $906 thousand at March 31, 2014 and December 31, 2013, respectively.  At March 31, 2014, $412 thousand of impaired loans had specific reserve allocations totaling $132 thousand.

Substandard loans at March 31, 2014 totaled $21.38 million, of which $21.00 million in loans continue to accrue interest.   Loans identified as substandard have well-defined weaknesses that, if not addressed, could result in a loss.  These accruing substandard loans have generally continued to pay promptly and Management conducts regularly scheduled comprehensive reviews of the borrowers’ financial condition, payment performance, accrual status and collateral.  These reviews also ensure that these troubled accounts are properly administered with a focus on loss mitigation and that any potential loss exposures are appropriately quantified, and reserved for. The findings of this review process are a key component in assessing the adequacy of our loan loss reserve.

Accruing substandard loans at March 31, 2014 reflect a $4.2 million decrease in balances since December 31, 2013. At March 31, 2014, accruing substandard loans related to owner-occupied commercial real estate totaled $15.99 million, investor commercial real estate loans totaled $1.58 million, residential mortgage loans totaled $181 thousand, residential investment real estate loans totaled $1.83 million, and $1.43 million in substandard loans are outstanding to corporate borrowers in a variety of different industries. Nine borrowers in a variety of industries account for 77% of the total accruing substandard loans, and approximately $787 thousand of the total accruing substandard loans carry some form of government guarantee.

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

Allowance for Credit Losses

The Allowance is made up of two components: the allowance for loan losses (“ALL”) and the reserve for undisbursed lines.  The ALL is based on Management's estimate of the amount required to reflect the probable incurred losses in the loan portfolio, based on circumstances and conditions known at each reporting date. We review the adequacy of the ALL quarterly. Factors considered in evaluating the adequacy of the ALL include previous loss experience, the size and composition of the portfolio, risk rating composition, current economic and real estate market conditions and their effect on the borrowers, the performance of individual loans in relation to contractual terms and estimated fair values of properties that secure impaired loans.

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

Losses are charged against the ALL when Management believes that the collectability of principal is doubtful. To the extent Management determines the level of anticipated losses in the portfolio has increased or decreased, the ALL is adjusted through current earnings. Overall, Management believes that the ALL is maintained at an adequate level, in light of historical and current factors, to reflect the level of credit risk in the loan portfolio. Loan loss experience and nonperforming asset data are presented and discussed in relation to their impact on the adequacy of the ALL.

The following table reflects our loan loss experience and activity in the Allowance for the periods indicated:

	Three Months	Twelve Months	Three Months
	Ended	Ended	Ended
(In thousands)	March 31, 2014	December 31, 2013	March 31, 2013
Average loans during the period	$ 1,167,067	$ 1,133,637	$ 1,086,289
Allowance beginning of the year	12,828	12,312	12,312
Charge-offs:
Commercial, financial & agricultural	-	(20)	-
Real estate - residential	(2)	(289)	(7)
Real estate - commercial	-	(1)	(1)
Real estate - construction	-	-	-
Other	(20)	(102)	(20)
Total charge-offs	(22)	(412)	(28)
Recoveries:
Commercial, financial & agricultural	2	62	9
Real estate - residential	18	6	3
Real estate - commercial	-	40	40
Real estate - construction	-	1	1
Other	3	19	1
Total recoveries	23	128	54
Net recoveries (charge-offs)	1	(284)	26
Provision for credit losses	100	800	250
Allowance end of year	$ 12,929	$ 12,828	$ 12,588
Ratio of net (charge-offs) recoveries to average loans outstanding	0.00%	(0.02)%	0.00%

Components:
Allowance for loan losses	$ 12,174	$ 12,042	$ 11,796
Reserve for undisbursed lines of credit	755	786	792
Allowance for credit losses	$ 12,929	$ 12,828	$ 12,588

The provision for 2014 was primarily a result of our loan growth.

The following table reflects our nonperforming asset and coverage ratios as of the dates indicated:

	March 31, 2014	December 31, 2013	March 31, 2013
NPL to total loans	0.09%	0.08%	0.31%
NPA to total assets	0.07%	0.06%	0.20%
Allowance for loan losses to total loans	1.04%	1.03%	1.07%
Allowance for loan losses to NPL	1210%	1329%	345%

We will continue to take all appropriate measures to restore nonperforming assets to performing status or otherwise liquidate these assets in an orderly fashion so as to maximize their value. There can be no assurances that we will be able to complete the disposition of nonperforming assets without incurring further losses.

Loan Portfolio Monitoring

Our Board of Directors grants each loan officer the authority to originate loans on our behalf, subject to certain limitations. The Board of Directors also establishes restrictions regarding the types of loans that may be granted and the distribution of loan types within our portfolio, and sets loan authority limits for each lender. These authorized lending limits are reviewed at least annually and are based upon the lender's experience. Loan requests that exceed a lender's authority require the signature of our Senior Lender, the Senior Credit Officer, and/or our President. With the exception of certain municipal loans, all extensions of credit of $5.0 million or greater to any one borrower, or related party interest, are reviewed and approved by the Loan Committee of Merchants Bank’s Board of Directors. Short-term revenue anticipation and tax anticipation extensions of credit of $8.0 million or greater to a municipality are reviewed and approved by the Loan Committee of Merchants Bank’s Board of Directors.

The Loan Committee and the credit department regularly monitor our loan portfolio. The entire loan portfolio, as well as individual loans, is reviewed for loan performance, compliance with internal policy requirements and banking regulations, creditworthiness, and strength of documentation. We monitor loan concentrations by individual borrowers, industries and loan types. As part of the annual credit policy review process, targets are set by loan type for the total portfolio. Credit risk ratings assessing inherent risk in individual loans are assigned to commercial loans at origination and are routinely reviewed by lenders and Management on a periodic basis according to total exposure and risk rating. These internal reviews assess the adequacy of all aspects of credit administration, additionally, we maintain an on-going active monitoring process of loan performance during the year.  We have also hired external loan review firms to assist in monitoring the commercial, municipal and residential loan portfolios. The commercial loan review firm annually reviews, at a minimum, 60% in dollar volume of our commercial loan portfolio and certain transactions based on amount and maturity date for our municipal loan portfolio. These comprehensive reviews assessed the accuracy of our risk rating system as well as the effectiveness of credit administration in managing overall credit risks.

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

As of March 31, 2014, we could borrow up to $65 million in overnight funds through unsecured borrowing lines established with correspondent banks.  We have established both overnight and longer term lines of credit with the FHLBB.  FHLBB borrowings are secured by residential mortgage loans. The total amount of loans pledged to the FHLBB for both short- and long-term borrowing arrangements totaled $274.27 million at March 31, 2014. We have additional borrowing capacity with the FHLBB of $246.8 million as of March 31, 2014.  We have also established a borrowing facility with the Board of Governors of the Federal Reserve System (“FRB”) which will enable us to borrow at the discount window. Additionally, we have the ability to borrow through the use of repurchase agreements, collateralized by Agency MBSs and Agency CMOs, with certain approved counterparties. Our investment portfolio, which is managed by the ALCO, has a cost basis of $364.48 million at March 31, 2014, of which $265.55 million was pledged.  The portfolio is a reliable source of cash flow for us. We closely monitor our short term cash position.  Any excess funds are either left on deposit at the FRB, or are in a fully insured account with one of our correspondent banks.

The following table presents information regarding our short-term borrowings as of the dates indicated:

	Three Months
	Ended	Year Ended
(In thousands)	March 31, 2014	December 31, 2013
FHLBB and other short-term borrowings
Amount outstanding at end of period	$ -	$ -
Maximum during the period amount outstanding	-	72,500
Average amount outstanding	-	17,259
Weighted-average rate during the period	0%	0.30%
Weighted-average rate at period end	0%	0%
Securities sold under agreement to repurchase, short-term
Amount outstanding at end of period	$ 182,647	$ 250,314
Maximum during the period amount outstanding	247,153	284,297
Average amount outstanding	209,589	212,644
Weighted-average rate during the period	0.18%	0.41%
Weighted-average rate at period end	0.18%	0.18%

Commitments and Off-Balance Sheet Risk

We are a party to financial instruments with off‑balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments primarily include commitments to extend credit and financial guarantees. Contingent obligations under standby letters of credit totaled approximately $4.57 million and $4.71 million at March 31, 2014 and March 31, 2013 and represent the maximum potential future payments we could be required to make. Typically, these instruments have terms of 12 months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. The fair value of our standby letters of credit at March 31, 2014 and 2013 was insignificant.

Capital Resources

We are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements results in certain mandatory, and the possibility  of additional discretionary, actions by regulators that could have a direct material effect on our financial statements. Under capital adequacy guidelines, we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. It is the policy of the FRB that banks and bank holding companies   should pay dividends only out of current earnings and only if, after paying such dividends, the bank or bank holding company would remain adequately capitalized. We are also subject to the regulatory framework for prompt corrective action that requires it to meet specific capital guidelines to be considered well capitalized. Our capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of March 31, 2014, that Merchants met all capital adequacy requirements to which it is subject.

As of March 31, 2014, the most recent notification from the FDIC categorized Merchants Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that Management believes have changed Merchants Bank’s category. To be considered well capitalized under the regulatory framework for prompt corrective action, Merchants Bank must maintain minimum Tier 1 Leverage, Tier 1 Risk-Based, and Total Risk-Based Capital ratios. As of March 31, 2014, we exceeded all current applicable regulatory capital requirements. We continue to be considered well capitalized under current applicable regulations.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) required the federal banking agencies to establish minimum leverage and risk-based capital requirements for insured banks and their holding companies.  The federal banking agencies issued a joint final rule, or the “Final Capital Rule,” that implements the Basel III capital standards and establishes the minimum capital levels required under the Dodd-Frank Act.  We must comply with the Final Capital Rule by January 1, 2015.  The Final Capital Rule establishes a minimum common equity Tier 1 capital ratio of 6.5% of risk-weighted assets for a “well capitalized” institution and increases the minimum Tier 1 capital ratio for a “well capitalized” institution from 6% to 8%. Additionally, the Final Capital Rule requires an institution to maintain a 2.5% common equity Tier 1 capital conservation buffer over the 6.5% minimum risk-based capital requirement to avoid restrictions on the ability to pay dividends, discretionary bonuses, and engage in share repurchases.  The Final Capital Rule permanently grandfathers trust preferred securities issued before May 19, 2010, subject to a limit of 25% of Tier 1 capital.  As of March 31, 2014, our capital ratios exceed all Basel III minimums, including the capital conservation buffer.

The following table represents our actual capital ratios and capital adequacy requirements as of March 31, 2014.

					To Be Well-
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(In thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Merchants Bancshares, Inc.:
Tier 1 Leverage Capital	$ 143,898	8.57%	$ 67,136	4.00%	N/A	N/A
Tier 1 Risk-Based Capital	143,898	15.15%	37,990	4.00%	N/A	N/A
Total Risk-Based Capital	155,782	16.40%	75,980	8.00%	N/A	N/A
Tangible Capital	122,238	7.35%	N/A	N/A	N/A	N/A
Merchants Bank:
Tier 1 Leverage Capital	$ 141,146	8.39%	$ 67,264	4.00%	$ 84,080	5.00%
Tier 1 Risk-Based Capital	141,146	14.77%	38,227	4.00%	57,341	6.00%
Total Risk-Based Capital	153,103	16.02%	76,455	8.00%	95,568	10.00%
Tangible Capital	139,917	8.43%	N/A	N/A	N/A	N/A

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

Market Risk – Interest Rate Risk

Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates or prices such as interest rates, foreign currency exchange rates, commodity prices, and equity prices. Our primary market risk exposure is interest rate risk. An important component of our asset and liability management process is the ongoing monitoring and management of this risk, which is governed by established policies that are reviewed and approved annually by our Bank’s Board of Directors. Our investment policy details the types of securities that may be purchased, and establishes portfolio limits and maturity limits for the various sectors. Our investment policy also establishes specific investment quality limits. Our Bank’s Board of Directors has established a Board-level Asset and Liability Committee (“ALCO”), which delegates responsibility for carrying out the asset/liability management policies to the Management-level Asset and Liability Committee (“Management ALCO”). The Management ALCO, chaired by the Chief Financial Officer and composed of members of senior management, develops guidelines and strategies impacting our asset and liability management-related activities based upon estimated market risk sensitivity, policy limits and overall market interest rate levels and trends. The Management ALCO manages the investment portfolio. Our goal is to maximize net interest income while mitigating market and interest rate risk.  We accomplish this through careful monitoring of the overall duration and average life of the portfolio, thorough analysis of securities we are considering for purchase, monitoring of individual securities, occasional repositioning of the investment portfolio, as well as selective sales of specific securities.

The Management ALCO is responsible for evaluating and managing the interest rate risk which arises naturally from imbalances in repricing, maturity and cash flow characteristics of our assets and liabilities. Techniques used by the Management ALCO take into consideration the cash flow and repricing attributes of balance sheet and off-balance sheet items and their relation to possible changes in interest rates. The Management ALCO manages interest rate exposure primarily by using on-balance sheet strategies, generally accomplished through the management of the duration, rate sensitivity and average lives of our various investments, and by extending or shortening maturities of borrowed funds, as well as carefully managing and monitoring the pricing of loans and deposits. The Management ALCO also considers the use of off-balance sheet strategies, such as interest rate caps and floors and interest rate swaps, to help minimize our exposure to changes in interest rates.  By using derivative financial instruments to hedge exposures to changes in interest rates we expose ourselves to credit risk and market risk.  Credit risk is the failure of the counterparty to perform under the terms of the derivative contract.  When the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us.  We minimize the credit risk in derivative instruments by entering into transactions only with high-quality counterparties.  The market risk associated with interest rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.

The ALCO is responsible for ensuring that our Bank’s Board of Directors receives accurate information regarding our interest rate risk position at least quarterly. The ALCO uses an outside consultant to perform rate shocks of our balance sheet, and to perform a variety of other analyses. The ALCO consultant meets with the Board and Management-level ALCOs on a quarterly basis. During these meetings, the ALCO consultant reviews our current position and discusses future strategies, as well as reviewing the result of rate shocks of our balance sheet and a variety of other analyses. The consultant’s most recent review was as of March 31, 2014. The consultant ran a base simulation assuming no changes in rates as well as a 200 basis point rising and, because rates are quite low, a 100 basis point falling interest rate scenario which assumes a parallel and pro rata shift of the yield curve over a one-year period, and no growth assumptions.  The consultant also ran shock simulations in a 100 basis point decreasing scenario as well as 100, 200, 300 and 400 basis points rising scenarios. Additionally the consultant ran simulations with changes in the yield curve and with prepayment speed changes.  A summary of the results is as follows:

Current/Flat Rates: Net interest income levels are projected to trend downward throughout the simulation as the sustained low rate environment causes continued margin pressure as assets reprice and are replaced at lower rates than the existing portfolio, while funding costs provide little or no relief.

Falling Rates: If rates fall 100 basis points, our net interest income is projected to trend in line with the base case over the first year as we bring funding costs down to near zero.  Thereafter margins contract as asset yields continue to reprice lower while funding rates have reached their floors.

Rising Rates: Our interest rate risk profile is structurally asset sensitive due to our strong core funding base. Higher rates are better for us under all scenarios as our low cost deposits are worth more to us when they can be invested at higher rates. If rates rise in a parallel fashion net interest income is projected to increase throughout the simulation as asset yields will reset into the higher rate environment and funding costs lag.  This assets sensitivity holds true even if the yield curve were to flatten as rates rise.

We have established a target range for the change in net interest income in year one of zero to 7.5%. The net interest income simulation as of March 31, 2014 showed that the change in net interest income for the next 12 months from our expected or “most likely” forecast was as follows:

Rate Change	Percent Change in Net Interest Income
Up 200 basis points	2.7%
Down 100 basis points	(0.1)%

The change in net interest income in the second year of the simulation shows a much more pronounced downward trend in the flat and down 100 basis points scenarios, the projected change is (2.8)% and (7.3)%, respectively, while the up 200 basis points simulation produces an increase of 6.3%.  The degree to which this exposure materializes will depend, in part, on our ability to manage our balance sheet as interest rates rise or fall. We have intentionally increased our variable rate assets, through purchases and originations of variable rate investment and through the use of loan level swaps.

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

The model used to perform the base case balance sheet simulation assumes a parallel shift of the yield curve over twelve months and reprices every interest earning asset and interest bearing liability on our balance sheet. Prepayment assumptions for all residential mortgage products take into account prepayment assumptions most recently published by Applied Financial Technologies. Prepayment assumptions for commercial loan and commercial mortgage products are derived through an analysis of historical prepayment patterns combined with analysis of the current characteristics of the portfolio. Investment securities with call provisions are examined on an individual basis in each rate environment to estimate the likelihood of a call. The model uses product-specific assumptions for deposits which are subject to repricing based on current market conditions

The most significant ongoing factor affecting market risk exposure of net interest income during the quarter ended March 31, 2014 was the sustained low interest rate environment.  Net interest income exposure is also significantly affected by the shape and level of the U.S. Government securities and interest rate swap yield curves, and changes in the size and composition of the loan, investment and deposit portfolios.

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

Credit Risk

The Board of Directors reviews and approves our loan policy on an annual basis. Among other things, the loan policy establishes restrictions regarding the types of loans that may be granted, and the distribution of loan types within our portfolio. Our Board of Directors grants each loan officer the authority to originate loans on our behalf, subject to certain limitations. These authorized lending limits are reviewed at least annually and are based upon the lender’s experience. Loan requests that exceed a lender’s authority require the signature of our Credit Division Manager, Senior Loan Officer, and/or President. With the exception of certain municipal loans, all extensions of credit of $5.0 million or greater to any one borrower, or related party interest, are reviewed and approved by the Loan Committee of Merchants Bank’s Board of Directors. Short-term revenue anticipation and tax anticipation extensions of credit of $8.0 million or greater to a municipality are reviewed and approved by the Loan Committee of Merchants Bank’s Board of Directors. Our loan portfolio is continuously monitored for performance, creditworthiness and strength of documentation through the use of a variety of management reports and the assistance of an external loan review firm.  Credit ratings are assigned to commercial loans and are routinely reviewed. Loan officers, under the supervision of the Senior Lender and Senior Credit Officer, take remedial actions to assure full and timely payment of loan balances when necessary.  Our policy is to discontinue the accrual of interest on loans when scheduled payments become contractually past due 90 or more days and the ultimate collectability of principal or interest become doubtful.  In certain instances the accrual of interest is discontinued prior to 90 days past due if Management determines that the borrower will not be able to continue making timely payments.

Item 4. Controls and Procedures

Our principal executive officer, principal financial officer, and other members of our senior management have evaluated our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, our principal executive officer and principal financial officer have concluded that the disclosure controls and procedures effectively ensure that information required to be disclosed in our filings and submissions with the SEC under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management (including the principal executive officer and principal financial officer), and is recorded, processed, summarized and reported within the time periods specified by the SEC. In addition, we have reviewed our internal control over financial reporting and there have been no changes in our internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

MERCHANTS BANCSHARES, INC.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

In addition to the other information set forth in this report, please read the factors discussed in Part I – Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed with the SEC on March 10, 2014, which could materially adversely affect our business, financial condition and operating results. These risks are not the only ones facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results.

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

None.

Item 6. Exhibits

31.1* Certification of Chief Executive Officer Pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended

31.2* Certification of Chief Financial Officer Pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended

32.1** Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2** Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101** The following materials from Merchants Bancshares, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 formatted in XBRL: (i) Consolidated Balance Sheets at March 31, 2014 and December 31, 2013; (ii) Consolidated Statements of Income for the three months ended March 31, 2014 and 2013; (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2014 and 2013; (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013; and (v) Notes to Interim Unaudited Consolidated Financial Statements.

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

May 9, 2014

Date