Form 10-Q
period 2014-06-30
MERCHANTS BANCSHARES INC
filed 2014-08-07
CIK 726517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

[  ] Yes  [ X ] No

As of August  1, 2014, there were 6,328,655 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

MERCHANTS BANCSHARES, INC. AND SUBSIDIARIES

FORM 10-Q

ITEM 1 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Merchants Bancshares, Inc.

Consolidated Balance Sheets

(Unaudited)

	June 30	December 31,
(In thousands except share and per share data)	2014	2013
ASSETS
Cash and due from banks	$39,423	$30,434
Interest earning deposits with banks and other short-term investments	62,325	85,037
Total cash and cash equivalents	101,748	115,471
Investments:
Securities available for sale, at fair value	188,593	252,513
Securities held to maturity (fair value of $145,730 and $137,087)	146,848	140,826
Total investments	335,441	393,339
Loans	1,126,511	1,166,233
Less: Allowance for loan losses	12,040	12,042
Net loans	1,114,471	1,154,191
Federal Home Loan Bank stock	5,877	7,496
Bank premises and equipment, net	15,615	15,572
Investment in real estate limited partnerships	4,105	4,631
Bank owned life insurance	10,158	10,000
Other assets	21,528	24,769
Total assets	$1,608,943	$1,725,469
LIABILITIES
Deposits:
Demand (noninterest bearing)	$286,374	$266,299
Savings, interest bearing checking and money market accounts	763,427	752,171
Time deposits $100 thousand and greater	93,611	115,204
Other time deposits	167,287	189,902
Total deposits	1,310,699	1,323,576
Securities sold under agreements to repurchase	141,064	250,314
Other long-term debt	2,362	2,403
Junior subordinated debentures issued to unconsolidated subsidiary trust	20,619	20,619
Other liabilities	9,237	8,946
Total liabilities	1,483,981	1,605,858
Commitments and contingencies (Note 9)
SHAREHOLDERS' EQUITY
Preferred stock
Preferred stock	-	-
Class A non-voting shares authorized - 200,000, none outstanding	-	-
Common stock, $.01 par value	67	67
Authorized: 10,000,000 shares; Issued: 6,651,760 at June 30, 2014 and December 31, 2013
Outstanding: 6,326,927 at June 30, 2014 and 6,318,708 at December 31, 2013
Capital in excess of par value	37,176	37,129
Retained earnings	98,931	95,657
Treasury stock, at cost: 324,833 shares at June 30, 2014 and 333,052 shares at December 31, 2013	(13,573)	(14,043)
Deferred compensation arrangements: 299,564 shares at June 30, 2014 and 319,854 shares at December 31, 2013	6,144	6,521
Accumulated other comprehensive loss	(3,783)	(5,720)
Total shareholders' equity	124,962	119,611
Total liabilities and shareholders' equity	$1,608,943	$1,725,469

See accompanying notes to unaudited consolidated financial statements

Merchants Bancshares, Inc.

Consolidated Statements of Income

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
(In thousands except per share data)	2014	2013	2014	2013
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$10,756	$11,044	$21,518	$21,794
Investment income:
Interest and dividends on investment securities	2,046	2,563	4,260	5,348
Interest on interest earning deposits with banks and other short-term investments	34	13	73	25
Total interest and dividend income	12,836	13,620	25,851	27,167
INTEREST EXPENSE
Savings, interest bearing checking and money market accounts	483	175	913	342
Time deposits $100 thousand and greater	167	177	348	412
Other time deposits	286	376	577	720
Securities sold under agreement to repurchase and other short-term debt	87	377	179	734
Long-term debt	200	205	397	401
Total interest expense	1,223	1,310	2,414	2,609
Net interest income	11,613	12,310	23,437	24,558
Provision for credit losses	50	150	150	400
Net interest income after provision for credit losses	11,563	12,160	23,287	24,158
NONINTEREST INCOME
Trust division income	830	761	1,681	1,519
Net debit card income	715	739	1,336	1,394
Overdraft income	653	686	1,280	1,374
Service charges on deposits	329	306	646	603
Net gains (losses) on investment securities	17	(13)	143	(13)
Loss on sale of other assets	(35)	0	(35)	0
Other	440	286	808	535
Total noninterest income	2,949	2,765	5,859	5,412
NONINTEREST EXPENSE
Compensation and benefits	4,838	4,510	9,761	9,305
Occupancy expense	1,063	1,000	2,232	2,064
Equipment expense	965	933	1,938	1,879
Legal and professional fees	693	619	1,331	1,306
Marketing	323	485	642	765
State franchise taxes	379	362	756	719
FDIC insurance	217	220	433	440
Conversion costs	218	0	388	0
Other Real Estate Owned ("OREO") expenses	79	54	95	67
Other	1,321	1,394	2,674	2,781
Total noninterest expense	10,096	9,577	20,250	19,326
Income before provision for income taxes	4,416	5,348	8,896	10,244
Provision for income taxes	1,003	1,323	2,080	2,610
NET INCOME	$3,413	$4,025	$6,816	$7,634

Basic earnings per common share	$0.54	$0.64	$1.08	$1.21
Diluted earnings per common share	$0.54	$0.64	$1.07	$1.21

See accompanying notes to unaudited consolidated financial statements

Merchants Bancshares, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
(In thousands)	2014	2013	2014	2013
Net income	$3,413	$4,025	$6,816	$7,634
Other comprehensive income (loss), net of tax:
Change in net unrealized gain (loss) on securities available for sale, net of taxes of $488, $(3,690), $911 and $(4,382)	907	(6,853)	1,691	(8,138)
Unrealized holding gain arising during the period for securities transferred from available for sale to held to maturity, net of taxes of $0, $0, $4 and $0	0	0	8	0
Accretion of unrealized holding losses of securities transferred from available for sale to held to maturity, net of taxes of $60, $0, $121 and $0	111	0	224	0
Reclassification adjustments for net securities losses (gains) included in net income, net of taxes of $(6), $4, $(50) and $4	(11)	8	(93)	8
Change in net unrealized loss on interest rate swaps, net of taxes of $13, $64, $35 and $89	24	118	65	166
Pension liability adjustment, net of taxes of $11, $30, $23 and $62	21	56	42	116
Other comprehensive income (loss)	1,052	(6,671)	1,937	(7,848)
Comprehensive income (loss)	$4,465	$(2,646)	$8,753	$(214)

See accompanying notes to unaudited consolidated financial statements

Merchants Bancshares, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
(In thousands)	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,816	$7,634
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	150	400
Depreciation and amortization	1,306	1,021
Amortization of investment security premiums and accretion of discounts, net	289	731
Stock based compensation	96	95
Net (gain) loss on sales of investment securities	(143)	13
Accretion of deferred gain on sale of premises	(258)	(212)
Loss on sale of other real estate owned	35	-
Equity in losses of real estate limited partnerships, net	654	540
Increase in cash surrender value of bank owned life insurance	(158)	-
Changes in assets and liabilities:
Net change in interest receivable	824	658
Net change in other assets	1,312	3,609
Net change in interest payable	(39)	(18)
Net change in other liabilities	607	(1,006)
Net cash provided by operating activities	11,491	13,465
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investment securities available for sale	45,215	51,213
Proceeds from maturities of investment securities available for sale	18,654	66,992
Proceeds from maturities of investment securities held to maturity	6,835	83
Proceeds from redemption of Federal Home Loan Bank stock	1,619	649
Purchases of investment securities available for sale	(10,135)	(50,846)
Loan originations in excess of (less than) principal payments	39,649	(21,286)
Proceeds from sale of premises and equipment	-	1
Proceeds from sales of other real estate owned	68	-
Real estate limited partnership investments	(103)	(46)
Purchases of bank premises and equipment	(1,348)	(1,183)
Net cash provided by investing activities	100,454	45,577
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	(12,877)	41,439
Net increase in short-term borrowings	-	21,000
Net decrease in securities sold under agreement to repurchase, short-term	(109,250)	(146,465)
Principal payments on long-term debt	(41)	(40)
Cash dividends paid	(3,541)	(3,214)
Sale of treasury stock	-	10
Increase in deferred compensation arrangements	123	122
Repurchased restricted stock to pay taxes on vested awards	(82)	-
Tax benefit from exercise of stock options	-	8
Net cash used in financing activities	(125,668)	(87,140)
Decrease in cash and cash equivalents	(13,723)	(28,098)
Cash and cash equivalents beginning of period	115,471	77,228
Cash and cash equivalents end of period	$101,748	$49,130

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Total interest payments	$2,453	$2,627
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Distribution of stock under deferred compensation arrangements	$553	$446
Distribution of treasury stock in lieu of cash dividend under dividend reinvestment plan	-	307
Non-cash exercise of stock options	-	181
Transfer of loans to other real estate owned	-	140
Transfer of securities from available for sale to held to maturity	12,626	-

See accompanying notes to unaudited consolidated financial statements

Notes To Interim Unaudited Consolidated Financial Statements

For additional information, see the Merchants Bancshares, Inc. (“Merchants,” “we,” “us,” “our”) Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the Securities and Exchange Commission (the “SEC”) on March 10, 2014.

NOTE 1: FINANCIAL STATEMENT PRESENTATION

Principles of Consolidation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. All adjustments necessary for a fair presentation of our interim consolidated financial statements as of June 30, 2014 and December 31, 2013 and for the three and six months ended June 30, 2014 and 2013 have been included. The information was prepared from our unaudited financial statements and the unaudited financial statements of our subsidiaries, Merchants Bank and MBVT Statutory Trust I.  Amounts reported for prior periods are reclassified, where necessary, to be consistent with the current period presentation.

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

NOTE 2: RECENT ACCOUNTING PRONOUNCEMENTS

In January 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-01, “Investments – Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects.” The amendments in this ASU modify the conditions that a reporting entity must meet to be eligible to use a method other than the equity or cost methods to account for qualified affordable housing project investments. If the modified conditions are met, the amendments permit an entity to amortize the initial cost of the investment in proportion to the amount of tax credits and other tax benefits received and recognize the net investment performance in the income statement as a component of income tax expense (benefit). Additionally, the amendments introduce new recurring disclosures about all investments in qualified affordable housing projects irrespective of the method used to account for the investments.  The amendments in this ASU are effective for public entities for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014. In the first quarter of 2014, we early adopted this ASU for the reporting of our equity investments in qualified affordable housing projects.  The investments are recorded using the proportional amortization method whereby an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit).  The application of this standard reduced total noninterest expense by $327 thousand and $654 thousand for the three and six months ended June 30, 2014, respectively; and by $270 thousand and $540 thousand for the three and six months ended June 30, 2013, respectively.  The application of the standard also increased our effective tax rate to 23% from 17% for the three and six months ended June 30, 2014, and to 25% and 26% from 21% and 21% for the three and six months ended June 30, 2013, respectively.  This ASU was applied retrospectively and prior periods have been reclassified accordingly.

In May 2014, FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”. The ASU provides guidance on revenue recognition for entities that enter into contracts with customers to transfer goods or services or enter into contracts for the transfer of nonfinancial assets. The principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additional disclosures are required to provide quantitative and qualitative information regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new guidance is effective for annual reporting periods, and interim reporting periods within those annual periods, beginning after December 15, 2016. Early adoption is not permitted.  Management is currently evaluating the impact of the adoption of this guidance on our financial statements.

NOTE 3: INVESTMENT SECURITIES

Investments in securities are classified as available for sale or held to maturity as of June 30, 2014 and December 31, 2013.  The amortized cost and fair values of the securities classified as available for sale and held to maturity as of June 30, 2014 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available for Sale:
U.S. Treasury Obligations	$100	$-	$-	$100
Residential Real Estate Mortgage-backed Securities ("Agency MBSs")	92,116	3,049	341	94,824
Agency Commercial Mortgage Backed Securities ("Agency CMBSs")	18,126	-	442	17,684
Agency Collateralized Mortgage Obligations ("Agency CMOs")	66,246	310	324	66,232
Collateralized Loan Obligations ("CLOs")	9,409	-	49	9,360
Asset Backed Securities ("ABSs")	355	38	-	393
Total Available for Sale	$186,352	$3,397	$1,156	$188,593
		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
(In thousands)	Cost	Gains	Losses	Value
Held to Maturity:
U.S. Agency Obligations	$22,864	$209	$18	$23,055
U.S. Government Sponsored Enterprises ("U.S. GSEs")	9,470	-	171	9,299
Federal Home Loan Bank ("FHLB") Obligations	4,702	21	-	4,723
Agency MBSs	8,588	134	-	8,722
Agency CMOs	101,224	106	1,399	99,931
Total Held to Maturity	$146,848	$470	$1,588	$145,730

The amortized cost and fair values of the securities classified as available for sale and held to maturity as of December 31, 2013 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available for Sale:
U.S. Treasury Obligations	$100	$-	$-	$100
Agency MBSs	97,882	2,876	1,487	99,271
Agency CMBSs	18,398	-	760	17,638
Agency CMOs	98,162	254	1,207	97,209
CLOs	37,834	73	-	37,907
ABSs	357	31	-	388
Total Available for Sale	$252,733	$3,234	$3,454	$252,513
		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
(In thousands)	Cost	Gains	Losses	Value
Held to Maturity:
U.S. Agency Obligations	$23,580	-	$458	$23,122
U.S. GSEs	9,442	-	512	8,930
FHLB Obligations	4,684	-	191	4,493
Agency CMOs	94,105	-	2,426	91,679
Agency MBSs	9,015	25	177	8,863
Total Held to Maturity	$140,826	$25	$3,764	$137,087

The contractual final maturity distribution of the debt securities classified as available for sale as of June 30, 2014, are as follows:

		After One	After Five
	Within	But Within	But Within	After Ten
(In thousands)	One Year	Five Years	Ten Years	Years	Total
Available for Sale (at fair value):
U.S. Treasury Obligations	$100	$-	$-	$-	$100
Agency MBSs	99	3,276	18,492	72,957	94,824
Agency CMBSs	-	-	13,337	4,347	17,684
Agency CMOs	-	-	2,682	63,550	66,232
CLOs	-	-	9,360	-	9,360
ABSs	-	-	-	393	393
Total Available for Sale	$199	$3,276	$43,871	$141,247	$188,593
Available for Sale (at amortized cost):
U.S. Treasury Obligations	$100	$-	$-	$-	$100
Agency MBSs	93	3,086	17,639	71,298	92,116
Agency CMBSs	-	-	13,640	4,486	18,126
Agency CMOs	-	-	2,664	63,582	66,246
CLOs	-	-	9,409	-	9,409
ABSs	-	-	-	355	355
Total Available for Sale	$193	$3,086	$43,352	$139,721	$186,352

The contractual final maturity distribution of the debt securities classified as held to maturity as of June 30, 2014, are as follows:

		After One	After Five
	Within	But Within	But Within	After Ten
(In thousands)	One Year	Five Years	Ten Years	Years	Total
Held to Maturity (at fair value):
U.S. Agency Obligations	$-	$-	$-	$23,055	$23,055
U.S. GSEs	-	-	9,299	-	9,299
FHLB Obligations	-	-	4,723	-	4,723
Agency MBSs	1	19	122	8,580	8,722
Agency CMOs	-	-	-	99,931	99,931
Total Held to Maturity	$1	$19	$14,144	$131,566	$145,730
Held to Maturity (at amortized cost):
U.S. Agency Obligations	$-	$-	$-	$22,864	$22,864
U.S. GSEs	-	-	9,470	-	9,470
FHLB Obligations	-	-	4,702	-	4,702
Agency MBSs	1	18	107	8,462	8,588
Agency CMOs	-	-	-	101,224	101,224
Total Held to Maturity	$1	$18	$14,279	$132,550	$146,848

Actual maturities will differ from contractual maturities because borrowers may have rights to call or prepay obligations. Maturities of Agency MBSs and Agency CMOs in the tables above are based on final contractual maturities.

The following table presents the proceeds, gross gains and gross losses on available for sale securities for the three and six months ended June 30, 2014 and 2013.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2014	2013	2014	2013
Proceeds	$18,574	$51,213	$45,215	$51,213
Gross gains	77	547	302	547
Gross losses	(60)	(560)	(159)	(560)
Net gains	$17	$(13)	$143	$(13)

Securities with a carrying amount of $257.89 million and $315.53  million at June 30, 2014 and December 31, 2013, respectively, were pledged to secure U.S. Treasury borrowings, public deposits, securities sold under agreements to repurchase, and for other purposes required by law.

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position, at June 30, 2014, were as follows:

	Less Than 12 Months		12 Months or More		Total
	Fair		Fair		Fair
(In thousands)	Value	Loss	Value	Loss	Value	Loss
Available for Sale:
Agency MBSs	$5,201	$17	$28,984	$324	$34,185	$341
Agency CMBSs	-	-	17,684	442	17,684	442
Agency CMOs	10,254	32	11,944	292	22,198	324
CLOs	9,360	49	-	-	9,360	49
Total Available for Sale	$24,815	$98	$58,612	$1,058	$83,427	$1,156
Held to Maturity:
U.S. Agency Obligations	$9,160	$18	$-	$-	$9,160	$18
U.S. GSEs	-	-	9,299	171	9,299	171
FHLB Obligations	-	-	-	-	-	-
Agency CMOs	42,863	718	38,411	681	81,274	1,399
Agency MBSs	-	-	-	-	-	-
Total Held to Maturity	$52,023	$736	$47,710	$852	$99,733	$1,588

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position over our entire holding period, at December 31, 2013, were as follows:

	Less Than 12 Months		12 Months or More		Total
	Fair		Fair		Fair
(In thousands)	Value	Loss	Value	Loss	Value	Loss
Available for Sale:
Agency MBSs	$46,547	$1,487	$-	$-	$46,547	$1,487
Agency CMBSs	12,778	578	4,860	182	17,638	760
Agency CMOs	57,904	977	3,557	230	61,461	1,207
Total Available for Sale	$117,229	$3,042	$8,417	$412	$125,646	$3,454
Held to Maturity:
U.S. Agency Obligations	$13,722	$307	$9,400	$151	$23,122	$458
U.S. GSEs	8,930	512	-	-	8,930	512
FHLB Obligations	4,493	191	-	-	4,493	191
Agency CMOs	66,203	1,410	25,476	1,016	91,679	2,426
Agency MBSs	8,569	177	-	-	8,569	177
Total Held to Maturity	$101,917	$2,597	$34,876	$1,167	$136,793	$3,764

There were no securities classified as trading at June 30, 2014 and December 31, 2013.

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

At June 30, 2014, all of our MBSs and CMOs held were issued by U.S. government-sponsored entities and agencies, primarily the Federal National Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Corp (“FHLMC”), institutions which the government has affirmed its commitment to support.  Because the decline in fair value is attributable to changes in interest rates, and not credit quality, and because we do not have the intent to sell these securities and it is not likely that we will be required to sell the securities before their anticipated recovery, we do not consider these securities to be other-than-temporarily impaired at June 30, 2014.

Under the Volcker Rule, we may be required to divest our CLOs by July of 2017.  We took an impairment charge totaling $166 thousand related to our CLO portfolio during 2013 and have sold $27.41 million of our CLOs for a small gain during six months ended June 30, 2014.  The unrealized loss on this portfolio at June 30, 2014 is not material.

Agency MBSs and Agency CMOs consist of pools of residential mortgages which are guaranteed by FNMA, FHLMC, or the Government National Mortgage Association (“GNMA”) with various origination dates and maturities.  Agency CMBSs consists of bonds backed by commercial real estate which are guaranteed by FNMA and GNMA. CLOs are floating rate securities that consist primarily of pools of senior secured commercial loans structured to provide very strong over collateralization and subordination.  Our CLOs are the senior AAA tranche and are the first bond to get paid down. Additionally, we monitor individual bonds that experience greater levels of prepayment or market volatility.

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

We do not intend to sell the investment securities that are in an unrealized loss position, and it is unlikely that we will be required to sell the investment securities before recovery of their amortized cost bases, which may be maturity.  During the first quarter of 2014, we transferred securities with a total amortized cost of $12.63 million with a corresponding fair value of $12.64 million from available for sale to held to maturity.  The net unrealized gain, net of taxes, on these securities at the dates of the transfers was $8.31 thousand.  The unrealized holding gain at the time of transfer continues to be reported in accumulated other comprehensive income, net of tax and is amortized over the remaining lives of the securities as an adjustment of the yield.  The amortization of the unamortized holding loss reported in accumulated other comprehensive income will offset the effect on interest income of the discount for the transferred securities.  The remaining unamortized balance of the losses for the securities transferred from available for sale to held to maturity during 2013 and 2014 was $4.71 million, or $3.06 million, net of tax, at June 30, 2014.

NOTE 4: LOANS AND THE ALLOWANCE FOR CREDIT LOSSES

The composition of our loan portfolio at June 30, 2014 and December 31, 2013 was as follows:

(In thousands)	June 30, 2014	December 31, 2013
Commercial, financial and agricultural	$193,806	$172,810
Municipal loans	46,358	94,007
Real estate loans – residential	476,696	489,706
Real estate loans – commercial	372,825	371,319
Real estate loans – construction	32,336	31,841
Installment loans	4,238	5,655
All other loans	252	895
Total loans	$1,126,511	$1,166,233

We primarily originate residential real estate, commercial, commercial real estate, municipal obligations and installment loans to customers throughout the state of Vermont. There are no significant industry concentrations in the loan portfolio. Total loans in the table above included $582 thousand and $618 thousand of net deferred loan origination costs at June 30, 2014 and December 31,

2013, respectively. The aggregate amount of overdrawn deposit balances classified as loan balances was $252 thousand and $895 thousand at June 30, 2014 and December 31, 2013, respectively.

The following table reflects our loan loss experience and activity in the allowance for credit losses by portfolio segment for the three months ended June 30, 2014:

	Commercial,
	financial and		Real estate-	Real estate-	Real estate-
(In thousands)	agricultural	Municipal	residential	commercial	construction	Installment	All Other	Total
Allowance for credit losses:
Beginning balance	$3,378	$693	$3,352	$5,119	$360	$18	$9	$12,929
Charge-offs	(34)	-	(16)	-	-	-	(31)	(81)
Recoveries	1	-	2	-	-	1	4	8
Provision (credit)	311	(307)	(92)	(30)	134	(1)	35	50
Ending balance	$3,656	$386	$3,246	$5,089	$494	$18	$17	$12,906

The following table reflects our loan loss experience and activity in the allowance for credit losses by portfolio segment for the six months ended June 30, 2014:

	Commercial,
	financial and		Real estate-	Real estate-	Real estate-
(In thousands)	agricultural	Municipal	residential	commercial	construction	Installment	All Other	Total
Allowance for credit losses:
Beginning balance	$3,354	$768	$3,081	$5,085	$512	$18	$10	$12,828
Charge-offs	(34)	-	(18)	-	-	-	(51)	(103)
Recoveries	3	-	20	-	-	1	7	31
Provision (credit)	333	(382)	163	4	(18)	(1)	51	150
Ending balance	$3,656	$386	$3,246	$5,089	$494	$18	$17	$12,906

The following table reflects our loan loss experience and activity in the allowance for credit losses by portfolio segment for the three months ended June 30, 2013:

	Commercial,
	financial and		Real estate-	Real estate-	Real estate-
(In thousands)	agricultural	Municipal	residential	commercial	construction	Installment	All Other	Total
Allowance for credit losses:
Beginning balance	$3,411	$655	$3,708	$4,511	$275	$16	$12	$12,588
Charge-offs	-	-	(96)	-	-	-	(28)	(124)
Recoveries	40	-	1	-	-	-	3	44
Provision (credit)	(177)	(255)	(52)	331	276	5	22	150
Ending balance	$3,274	$400	$3,561	$4,842	$551	$21	$9	$12,658

The following table reflects our loan loss experience and activity in the allowance for credit losses by portfolio segment for the six months ended June 30, 2013:

	Commercial,
	financial and		Real estate-	Real estate-	Real estate-
(In thousands)	agricultural	Municipal	residential	commercial	construction	Installment	All Other	Total
Allowance for credit losses:
Beginning balance	$3,447	$522	$3,582	$4,499	$234	$17	$11	$12,312
Charge-offs	-	-	(103)	(1)	-	-	(48)	(152)
Recoveries	49	-	4	40	1	-	4	98
Provision (credit)	(222)	(122)	78	304	316	4	42	400
Ending balance	$3,274	$400	$3,561	$4,842	$551	$21	$9	$12,658

The allowance for credit losses consists of the allowance for loan losses and the reserve for undisbursed lines of credit. The reserve for undisbursed lines of credit is included in other liabilities on the balance sheet. The following presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment based upon impairment method at June 30, 2014:

	Commercial,
	financial and		Real estate-	Real estate-	Real estate-		All
(In thousands)	agricultural	Municipal	residential	commercial	construction	Installment	Other	Total
Allowance for credit losses:
Ending balance individually evaluated for impairment	$-	$-	$52	$67	$-	$-	$-	$119
Ending balance collectively evaluated for impairment	3,656	386	3,194	5,022	494	18	17	12,787
Totals	$3,656	$386	$3,246	$5,089	$494	$18	$17	$12,906
Financing receivables:
Ending balance individually evaluated for impairment	$70	$-	$661	$157	$-	$-	$-	$888
Ending balance collectively evaluated for impairment	193,736	46,358	476,035	372,668	32,336	4,238	252	1,125,623
Totals	$193,806	$46,358	$476,696	$372,825	$32,336	$4,238	$252	$1,126,511
Components:
Allowance for loan losses	$2,978	$381	$3,158	$5,053	$439	$15	$16	$12,040
Reserve for undisbursed lines of credit	678	5	88	36	55	3	1	866
Total allowance for credit losses	$3,656	$386	$3,246	$5,089	$494	$18	$17	$12,906

The following presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment based upon impairment method at December 31, 2013:

	Commercial,
	financial and		Real estate-	Real estate-	Real estate-		All
(In thousands)	agricultural	Municipal	residential	commercial	construction	Installment	Other	Total
Allowance for credit losses:
Ending balance individually evaluated for impairment	$2	$-	$41	$69	$-	$-	$-	$112
Ending balance collectively evaluated for impairment	3,352	768	3,040	5,016	512	18	10	12,716
Totals	$3,354	$768	$3,081	$5,085	$512	$18	$10	$12,828
Financing receivables:
Ending balance individually evaluated for impairment	$20	$-	$722	$164	$-	$-	$-	$906
Ending balance collectively evaluated for impairment	172,790	94,007	488,984	371,155	31,841	5,655	895	1,165,327
Totals	$172,810	$94,007	$489,706	$371,319	$31,841	$5,655	$895	$1,166,233
Components:
Allowance for loan losses	$2,740	$758	$2,995	$5,040	481	$18	$10	$12,042
Reserve for undisbursed lines of credit	614	10	86	45	31	-	-	786
Total allowance for credit losses	$3,354	$768	$3,081	$5,085	$512	$18	$10	$12,828

The table below presents the recorded investment of loans, including nonaccrual and restructured loans, segregated by class, with delinquency aging as of June 30, 2014:

							Greater
	30-59	60-89	90 Days				Than 90
	Days	Days	or More	Total Past			Days and
(In thousands)	Past Due	Past Due	Past Due	Due	Current	Total	Accruing
Commercial, financial and agricultural	$39	$-	$-	$39	$193,767	$193,806	$-
Municipal	-	-	-	-	46,358	46,358	-
Real estate-residential:
First mortgage	45	-	278	323	439,106	439,429	-
Second mortgage	8	-	157	165	37,102	37,267	79
Real estate-commercial:
Owner occupied	-	-	-	-	224,728	224,728	-
Non-owner occupied	-	-	-	-	148,097	148,097	-
Real estate-construction:
Residential	-	-	-	-	4,129	4,129	-
Commercial	-	-	-	-	28,207	28,207	-
Installment	-	-	-	-	4,238	4,238	-
All other loans	-	-	-	-	252	252	-
Total	$92	$-	$435	$527	$1,125,984	$1,126,511	$79

Of the total past due loans in the aging table above,  $435 thousand are non-performing, of which none are restructured loans and $79 thousand are greater than 90 days past due and accruing.  There were $92  thousand past due performing loans at June 30, 2014.

The table below presents the recorded investment of loans, including nonaccrual and restructured loans, segregated by class, with delinquency aging as of December 31, 2013:

							Greater
	30-59	60-89	90 Days				Than 90
	Days	Days	or More	Total Past			Days and
(In thousands)	Past Due	Past Due	Past Due	Due	Current	Total	Accruing
Commercial, financial and agricultural	$-	$-	$20	$20	$172,790	$172,810	$-
Municipal	-	-	-	-	94,007	94,007	-
Real estate-residential:
First mortgage	4	294	341	639	452,440	453,079	-
Second mortgage	-	4	181	185	36,442	36,627	75
Real estate-commercial:
Owner occupied	-	-	-	-	224,416	224,416	-
Non-owner occupied	72	-	-	72	146,831	146,903	-
Real estate-construction:
Residential	-	-	-	-	2,495	2,495	-
Commercial	-	-	-	-	29,346	29,346	-
Installment	-	-	-	-	5,655	5,655	-
All other loans	-	-	-	-	895	895	-
Total	$76	$298	$542	$916	$1,165,317	$1,166,233	$75

Of the total past due loans in the aging table above, $542 thousand are non-performing, of which $42 thousand are restructured loans and $75 thousand are greater than 90 days past due and accruing.  There were $374 thousand past due performing loans at December 31, 2013.

Impaired loans by class at June 30, 2014 and for the three and six months ended June 30, 2014 are as follows:

				Three Months Ended		Six Months Ended
				June 30, 2014		June 30, 2014
		Unpaid		Average	Interest	Average	Interest
	Recorded	Principal	Related	Recorded	Income	Recorded	Income
(In thousands)	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized
With no related allowance recorded
Commercial, financial and agricultural	$70	$71	$-	$95	$1	$65	$1
Real estate – residential:
First mortgage	290	416	-	306	2	285	4
Second mortgage	157	157	-	162	1	168	1
Real estate – commercial:
Owner occupied	-	-	-	51	1	25	1
With related allowance recorded
Commercial, financial and agricultural	-	-	-	29	-	24	-
Real estate – residential:
First mortgage	214	214	52	214	-	189	-
Real estate – commercial:
Owner occupied	157	173	67	158	-	160	-
Total
Commercial, financial and agricultural	70	71	-	124	1	89	1
Real estate – residential	661	787	52	682	3	642	5
Real estate – commercial	157	173	67	209	1	185	1
Total	$888	$1,031	$119	$1,015	$5	$916	$7

Impaired loans by class at December 31, 2013 and for the three and six months ended June 30, 2013 are as follows:

				Three Months Ended		Six Months Ended
				June 30, 2013		June 30, 2013
		Unpaid		Average	Interest	Average	Interest
	Recorded	Principal	Related	Recorded	Income	Recorded	Income
(In thousands)	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized
With no related allowance recorded
Commercial, financial and agricultural	$-	$-	$-	$292	$19	$199	$27
Real estate – residential:
First mortgage	410	629	-	562	11	701	44
Second mortgage	181	218	-	142	1	105	1
Real estate – commercial:
Owner occupied	-	-	-	107	-	71	15
Installment	-	-	-	-	-	2	-
With related allowance recorded
Commercial, financial and agricultural	20	21	2	279	-	346	-
Real estate – residential:
First mortgage	131	135	41	493	-	585	-
Second mortgage	-	-	-	233	-	467	-
Real estate – commercial:
Owner occupied	164	175	69	171	-	173	-
Installment	-	-	-	9	-	6	-
Total
Commercial, financial and agricultural	20	21	2	571	19	545	27
Real estate – residential	722	982	41	1,430	12	1,858	45
Real estate – commercial	164	175	69	278	-	244	15
Installment	-	-	-	9	-	8	-
Total	$906	$1,178	$112	$2,288	$31	$2,655	$87

Residential and commercial loans serviced for others at June 30, 2014 and December 31, 2013 amounted to approximately $13.46 million and $13.83 million, respectively.

Nonperforming loans at June 30, 2014 and December 31, 2013 are as follows:

(In thousands)	June 30, 2014	December 31, 2013
Nonaccrual loans	$372	$425
Loans greater than 90 days and accruing	79	75
Troubled debt restructurings ("TDRs")	437	406
Total nonperforming loans	$888	$906

Of the total TDRs in the table above, $230 thousand at June 30, 2014 and $235 thousand at December 31, 2013, are nonaccruing. We have reviewed all restructurings that occurred on or after January 1, 2014 for identification as TDRs.  There were four TDRs that were restructured during 2014. We did not identify as a  TDR any loan for which the allowance for credit losses had been measured under a general allowance for credit losses methodology.

TDRs represent balances where the existing loan was modified involving a concession in rate, term or payment amount due to the distressed financial condition of the borrower. There were six restructured residential mortgages at June 30, 2014 with balances totaling $227 thousand. There were three restructured commercial and industrial loans and one restructured commercial real estate loan at June 30, 2014 with balances of $53 thousand and $157 thousand, respectively.  All TDRs at June 30, 2014 continue to pay as agreed according to the modified terms and all but one of these loans are considered well-secured.  At June 30, 2014, there were no commitments to lend additional funds to borrowers whose loans have been modified in a TDR. We had no commitments to lend additional funds to borrowers whose loans were in nonaccrual status or to borrowers whose loans were 90 days past due and still accruing at June 30, 2014. Interest income on restructured loans during the three and six months ended June 30, 2014 and 2013 was insignificant.

Nonaccrual loans by class as of June 30, 2014 and December 31, 2013 are as follows:

(In thousands)	June 30, 2014	December 31, 2013
Commercial, financial and agricultural	$15	$20
Real estate - residential:
First mortgage	278	299
Second mortgage	79	106
Total nonaccruing non-TDR loans	372	425
Nonaccruing TDR’s
Commercial, financial and agricultural	7	-
Real estate – residential:
First mortgage	66	71
Real estate - commercial:
Owner occupied	157	164
Total nonaccrual loans including TDRs	$602	$660

Commercial Grading System

We use risk rating definitions for our commercial loan portfolios and certain residential loans which are generally consistent with regulatory and banking industry norms. Loans are assigned a credit quality grade which is based upon management’s on going assessment of risk based upon an evaluation of the quantitative and qualitative aspects of each credit. This assessment is a dynamic process and risk ratings are adjusted as each borrower’s financial situation changes. This process is designed to provide timely recognition of a borrower’s financial condition and appropriately focus management resources.

Pass rated loans exhibit acceptable risk to the bank in terms of financial capacity to repay the loan as well as possessing acceptable fallback repayment sources, typically collateral and personal guarantees. Pass rated commercial loan relationships with a total exposure of $1 million or greater are subject to a formal annual review process; additionally, management reviews the risk rating at the time of any late payments, overdrafts or other sign of deterioration in the interim.

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

Below is a summary of loans by credit quality indicator as of June 30, 2014:

			Pass-	Special	Sub-
(In thousands)	Unrated	Pass	Watch	Mention	Standard	Total
Commercial, financial and agricultural	$247	$162,296	$18,371	$2,817	$10,075	$193,806
Municipal	20	25,481	20,483	374	-	46,358
Real estate – residential:
First mortgage	435,985	2,929	-	-	515	439,429
Second mortgage	37,267	-	-	-	-	37,267
Real estate – commercial:
Owner occupied	176	185,549	16,325	4,960	17,718	224,728
Non-owner occupied	113	134,832	10,819	-	2,333	148,097
Real estate – construction:
Residential	731	2,104	1,294	-	-	4,129
Commercial	197	25,561	458	-	1,991	28,207
Installment	4,200	38	-	-	-	4,238
All other loans	252	-	-	-	-	252
Total	$479,188	$538,790	$67,750	$8,151	$32,632	$1,126,511

Below is a summary of loans by credit quality indicator as of December 31, 2013:

			Pass-	Special	Sub-
(In thousands)	Unrated	Pass	Watch	Mention	Standard	Total
Commercial, financial and agricultural	$242	$152,466	$14,092	$96	$5,914	$172,810
Municipal	28	65,474	26,548	1,957	-	94,007
Real estate – residential:
First mortgage	449,951	2,520	-	65	543	453,079
Second mortgage	36,599	-	-	-	28	36,627
Real estate – commercial:
Owner occupied	165	187,779	17,236	2,342	16,894	224,416
Non-owner occupied	171	134,222	9,841	270	2,399	146,903
Real estate – construction:
Residential	904	1,591	-	-	-	2,495
Commercial	738	28,127	481	-	-	29,346
Installment	5,655	-	-	-	-	5,655
All other loans	895	-	-	-	-	895
Total	$495,348	$572,179	$68,198	$4,730	$25,778	$1,166,233

The amount of interest which was not earned, but which would have been earned had our nonaccrual and restructured loans performed in accordance with their original terms and conditions, was approximately $10 thousand and $32 thousand for the three months ended June 30, 2014 and 2013, respectively; and $18 thousand and $76 thousand for the six months ended June 30, 2014 and 2013, respectively.

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

The types of instruments valued based on quoted prices in markets that are not active, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency include most investment-grade and high-yield corporate bonds; less liquid mortgage products, agency securities, listed equities, state, municipal and provincial obligations; and certain physical commodities. Such instruments are generally classified within Level 2 of the fair value hierarchy.

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

Financial instruments on a recurring basis

The table below presents the balance of financial assets and liabilities at June 30, 2014 measured at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Signficant
		Active Markets	Other	Signficant
		for Idential	Observable	Unobservable
		Assets	Inputs	Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Assets
U.S. Treasury Obligations	$100	$-	$100	$-
Agency MBSs	94,824	-	94,824	-
Agency CMBSs	17,684	-	17,684	-
Agency CMOs	66,232	-	66,232	-
CLOs	9,360	-	9,360	-
ABSs	393	-	393	-
Interest rate swap agreements	387	-	387	-
Total assets	$188,980	$-	$188,980	$-
Liabilities
Interest rate swap agreements	1,013	-	1,013	-
Total liabilities	$1,013	$-	$1,013	$-

The table below presents the balance of financial assets and liabilities at December 31, 2013 measured at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Signficant
		Active Markets	Other	Signficant
		for Idential	Observable	Unobservable
		Assets	Inputs	Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Assets
U.S. Treasury Obligations	$100	$-	$100	$-
Agency MBSs	99,271	-	99,271	-
Agency CMBSs	17,638	-	17,638	-
Agency CMOs	97,209	-	97,209	-
CLOs	37,907	-	37,907	-
ABSs	388	-	388	-
Interest rate swap agreements	803	-	803	-
Total assets	$253,316	$-	$253,316	$-
Liabilities
Interest rate swap agreements	1,529	-	1,529	-
Total liabilities	$1,529	$-	$1,529	$-

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

There were no transfers between Level 1 and Level 2 for the three and six months ended June 30, 2014.  There were no Level 3 assets measured at fair value on a recurring basis during the three and six months ended June 30, 2014.

Financial instruments on a non-recurring basis

Certain financial assets are also measured at fair value on a non-recurring basis; however, they were not material at June 30, 2014 or December 31, 2013. These financial assets include impaired loans and OREO.

The table below presents the balance of financial instruments by class at June 30, 2014 measured at fair value:

	Carrying
(In thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$101,748	$101,748	$101,748	$-	$-
Securities available for sale	188,593	188,593	-	188,593	-
Securities held to maturity	146,848	145,730	-	145,730	-
FHLB stock	5,877	N/A	N/A	N/A	N/A
Loans, net of allowance for loan losses	1,114,471	1,119,384	-	-	1,119,384
Interest rate contract-cash flow hedge	387	387	-	387	-
Accrued interest receivable	3,158	3,158	-	840	2,318
Total assets	$1,561,082	$1,559,000	$101,748	$335,550	$1,121,702

Deposits	$1,310,699	$1,311,450	$1,049,801	$261,649	$-
Securities sold under agreement to repurchase	141,064	141,048	-	141,048	-
Other long-term debt	2,362	2,306	-	2,306	-
Junior subordinated debentures issued to unconsolidated subsidiary trust	20,619	14,379	-	14,379	-
Interest rate contract-cash flow hedge	1,013	1,013	-	1,013	-
Accrued interest payable	175	175	15	160	-
Total liabilities	$1,475,932	$1,470,371	$1,049,816	$420,555	$-

The table below presents the balance of financial instruments by class at December 31, 2013 measured at fair value:

	Carrying
(In thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$115,471	$115,471	$115,471	$-	$-
Securities available for sale	252,513	252,513	-	252,513	-
Securities held to maturity	140,826	137,087	-	137,087	-
FHLB stock	7,496	N/A	N/A	N/A	N/A
Loans, net of allowance for loan losses	1,154,191	1,155,348	-	-	1,155,348
Interest rate swap agreement	803	803	-	803	-
Accrued interest receivable	3,982	3,982	-	958	3,024
Total assets	$1,675,282	$1,665,204	$115,471	$391,361	$1,158,372

Deposits	$1,323,576	$1,324,634	$1,018,470	$306,162	$-
Securities sold under agreement to repurchase	250,314	250,290	-	250,290	-
Other long-term debt	2,403	2,287	-	2,287	-
Junior subordinated debentures issued to unconsolidated subsidiary trust	20,619	14,189	-	14,189	-
Interest rate swap agreement	1,529	1,529	-	1,529	-
Accrued interest payable	214	214	15	199	-
Total liabilities	$1,598,655	$1,593,143	$1,018,485	$574,656	$-

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

Commitments to Extend Credit and Standby Letters of Credit - The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of financial standby letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties. The fair value of commitments to extend credit and standby letters of credit is approximately $75 thousand at June 30, 2014 and $47 thousand as of December 31, 2013, respectively.

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

The following tables summarize the components of net periodic benefit cost and other changes in Pension Plan assets and benefit obligations recognized for the three and six months ended June 30, 2014 and 2013, respectively:

	Three Months		Six Months
	Ended June		Ended June
(In thousands)	2014	2013	2014	2013
Interest cost	$116	$105	$232	$209
Expected return on plan assets	(265)	(247)	(530)	(494)
Service costs	11	15	22	30
Net loss amortization	34	87	66	179
Net periodic pension cost	$(104)	$(40)	$(210)	$(76)

We have no minimum required contribution for 2014.

Our Pension Investment Policy Statement sets forth the investment objectives and constraints of the Pension Plan. The purpose of the policy is to assist our Retirement Plan Committee in effectively supervising, monitoring, and evaluating the Pension Plan.

NOTE 7: EARNINGS PER SHARE

The following table presents reconciliations of the calculations of basic and diluted earnings per share for the three and six months ended June 30, 2014 and 2013:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(In thousands except per share data)	2014	2013	2014	2013
Net income	$3,413	$4,025	$6,816	$7,634
Weighted average common shares outstanding	6,325	6,298	6,323	6,292
Dilutive effect of common stock equivalents	19	12	20	12
Weighted average common and common equivalent
shares outstanding	6,344	6,310	6,343	6,304
Basic earnings per common share	$0.54	$0.64	$1.08	$1.21
Diluted earnings per common share	$0.54	$0.64	$1.07	$1.21

Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding for the three and six months ended June 30, 2014 and 2013. The computation of diluted earnings per share excludes the effect of assuming the exercise of certain outstanding stock options because the effect would be anti-dilutive. There were no anti-dilutive options outstanding for the three and six months ended June 30, 2014 or 2013.

NOTE 8: STOCK REPURCHASE PROGRAM

We extended our stock buyback program through January 2015. Under the program, which was originally adopted in January 2007, we may repurchase up to 200,000 shares of our common stock on the open market from time to time, and have purchased 143,475 shares at an average price per share of $22.94 since the program’s adoption. We did not repurchase any of our shares during 2013 or during the first six months of 2014, and do not expect to repurchase shares in the near future.

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

Disclosures are required regarding liability-recognition for the fair value at issuance of certain guarantees. We do not issue any guarantees that would require liability-recognition or disclosure, other than our standby letters of credit. We have issued conditional commitments in the form of standby letters of credit to guarantee payment on behalf of a customer and guarantee the performance of a customer to a third party. Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit totaled approximately $7.51 million and $4.73 million at June 30, 2014 and December 31, 2013, respectively, and represent the maximum potential future payments we could be required to make. Typically, these instruments have terms of 12 months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance sheet instruments. Our policies governing loan collateral apply to standby letters of credit at the time of credit extension. Loan-to-value ratios are generally consistent with loan-to-value requirements for other commercial loans secured by similar types of collateral.

We may enter into commitments to sell loans, which involve market and interest rate risk. There were no such commitments at June 30, 2014 or December 31, 2013.

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

NOTE 10: COMPREHENSIVE INCOME

The accumulated balances for each classification of other comprehensive income are as follows:

		Unrealized
		Gains
		(Losses) on
		Securities
	Unrealized	Transferred
	Gains (Losses)	From			Accumulated
	on Securities	Available-For-			Other
	Available-For-	Sale to Held-	Pension	Interest Rate	Comprehensive
(In thousands)	Sale	To-Maturity	Plan	Swaps	Income (Loss)
Beginning Balance March 31, 2014	$540	$(3,175)	$(1,769)	$(431)	$(4,835)
Other comprehensive income before reclassifications	907	-	-	24	931
Accretion of unrealized losses of securities transferred from available-for-sale to held-to-maturity recognized in other comprehensive income	-	111	-	-	111
Reclassification adjustments for (gains) losses reclassified into income	(11)	-	21	-	10
Net current period other comprehensive income	896	111	21	24	1,052
Balance June 30, 2014	$1,436	$(3,064)	$(1,748)	$(407)	$(3,783)

Beginning Balance December 31, 2013	$(162)	$(3,296)	$(1,790)	$(472)	$(5,720)
Other comprehensive income before reclassifications	1,699	-	-	65	1,764
Transfer of securities from available-for-sale to held-to-maturity	(8)	8	-	-
Accretion of unrealized losses of securities transferred from available-for-sale to held-to-maturity recognized in other comprehensive income	-	224	-	-	224
Reclassification adjustments for (gains) losses reclassified into income	(93)	-	42	-	(51)
Net current period other comprehensive income	1,598	232	42	65	1,937
Balance June 30, 2014	$1,436	$(3,064)	$(1,748)	$(407)	$(3,783)

All amounts in the tables above are net of tax. Amounts in parentheses indicate debits.

Details of amounts reclassified from accumulated comprehensive income for the three and six months ended June 30, 2014 and June 30, 2013 are presented below:

	Three Months	Six Months
Details about Accumulated Other	Ended	Ended
Comprehensive Income Components	June 30,	June 30,	Affected Line Item in the Statement
(In thousands)	2014	2014	Where Net Income is Presented
Unrealized gains on securities	$(17)	$(143)	Net (gains) losses on investment securities
	(17)	(143)	Total before tax
	6	50	Provision for income taxes
	$(11)	$(93)	Net of tax

Pension and postretirement benefit plans	$34	$66	Compensation and benefits
	34	66	Total before tax
	(13)	(24)	Provision for income taxes
	$21	$42	Net of tax

Total reclassification adjustments	$10	$(51)

	Three Months	Six Months
Details about Accumulated Other	Ended	Ended
Comprehensive Income Components	June 30,	June 30,	Affected Line Item in the Statement
(In thousands)	2013	2013	Where Net Income is Presented
Unrealized gains on securities	$13	$13	Net (gains) losses on investment securities
	13	13	Total before tax
	(5)	(5)	Provision for income taxes
	$8	$8	Net of tax

Pension and postretirement benefit plans	$87	$179	Compensation and benefits
	87	179	Total before tax
	(31)	(63)	Provision for income taxes
	$56	$116	Net of tax

Total reclassification adjustments	$64	$124

NOTE 11: DERIVATIVE FINANCIAL INSTRUMENTS

At June 30, 2014 and December 31, 2013, we had an interest rate swap with a notional amount of $10 million that was designated as a cash flow hedge. The swap was used to convert a portion of the floating rate interest on our trust preferred issuance to a fixed rate of interest. Each quarter we assess the effectiveness of the hedging relationships by comparing the changes in cash flows of the derivative hedging instruments with the changes in cash flows of the designated hedged item. There was no ineffective portion recognized in earnings during the three and six months ended June 30, 2014 or June 30, 2013. The fair value of $(626) thousand and $(726) thousand was reflected in other comprehensive income in the accompanying consolidated balance sheets at June 30, 2014 and December 31, 2013, respectively.

We are party to interest rate swaps with a notional amount of $40.8 million with certain of our commercial customers.  In order to minimize our risk, these customer derivatives (pay floating/receive fixed swaps) have been offset with essentially matching interest rate swaps with our counterparty totaling $40.8 million (pay fixed/receive floating swaps). At June 30, 2014, the weighted average receive rate of these interest rate swaps was 1.84%, the weighted average pay rate was 3.63% and the weighted average maturity was 12.5 years.  The fair values of $387 thousand were reflected in other assets and other liabilities, respectively, in the accompanying consolidated balance sheets at June 30, 2014.   The fair values of $803 thousand were reflected in other assets and other liabilities, respectively, in the accompanying consolidated balance sheets at December 31, 2013.    Hedge accounting has not been applied for these derivatives.  Because the terms of the swaps with our customer and the other financial institution offset each other, with the only difference being counterparty credit risk, changes in the fair value of the underlying derivative contracts are not materially different and do not significantly impact our results of operations.

We are party to interest rate swaps with notional amounts totaling $9.44 million that were designated as fair value hedges of certain fixed rate loans with municipalities. At June 30, 2014, the weighted average receive rate of these interest rate swaps was 1.54%, the weighted average pay rate was 3.26% and the weighted average maturity was 18.1 years. The amounts recognized in earnings and other assets for the ineffective portion of the interest swaps was immaterial.

We assessed our counterparty risk at June 30, 2014 and determined any credit risk inherent in our derivative contracts was insignificant. Information about the fair value of derivative financial instruments can be found in Note 5 to these consolidated financial statements.

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

USE OF NON-GAAP FINANCIAL MEASURES

Certain information in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains financial information determined by methods other than in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  We use these “non-GAAP” measures in our analysis of our performance and believe that these non-GAAP financial measures provide a greater understanding of ongoing operations and enhance comparability of our results with prior periods and with the results of other financial institutions.  These disclosures should not be viewed as a substitute for operating results determined in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies.

In several places net interest income is presented on a fully taxable equivalent basis. Specifically included in interest income is tax-exempt interest income from certain tax-exempt loans. An amount equal to the tax benefit derived from this tax exempt income is added back to the interest income total, to produce net interest income on a fully taxable equivalent basis. We believe the disclosure of taxable equivalent net interest income information improves the clarity of financial analysis, and is particularly useful to investors in understanding and evaluating the changes and trends in our results of operations. Other financial institutions commonly present net interest income on a taxable equivalent basis. This adjustment is considered helpful in the comparison of one financial institution’s net interest income to that of another, as each will have a different proportion of taxable exempt interest from its earning assets. Moreover, net interest income is a component of a second financial measure commonly used by financial institutions, net interest margin, which is the ratio of net interest income to average earning assets. For purposes of this measure as well, other financial institutions generally use taxable equivalent net interest income. We follow these practices. A reconciliation of taxable equivalent financial information to our consolidated financial statements prepared in accordance with GAAP appears at the bottom of the table entitled “Distribution of Assets, Liabilities and Shareholders’ Equity; Interest Rates and Net Interest Margin.” A 35.0% tax rate was used in both 2014 and 2013. An additional non-GAAP financial measure we use is the tangible capital ratio. Because we have no intangible assets, our tangible shareholder’s equity is the same as our shareholder’s equity.

GENERAL

The following discussion and analysis of financial condition as of June 30, 2014 and December 31, 2013 and results of operations of Merchants and its subsidiaries for the three and six months ended June  30, 2014 and 2013 should be read in conjunction with the consolidated financial statements and notes thereto and selected statistical information appearing elsewhere in this Quarterly Report on Form 10-Q. The financial condition and results of operations of Merchants essentially reflect the operations of its principal subsidiary, Merchants Bank.

RESULTS OF OPERATIONS

Overview

We realized net income of $3.41 million and $6.82 million, or diluted earnings per share of $0.54 and $1.07 for the three and six months ended June 30, 2014, respectively.  This compares to net income of $4.03 million and $7.63 million, or diluted earnings per share of $0.64 and $1.21 for the three and six months ended June 30, 2013, respectively. The return on average assets was 0.82% for the three and six months ended June 30, 2014, respectively, compared to 0.96% and 0.91% for the same periods in 2013. The return on average equity was 11.15% and 11.23% for the three and six months ended June 30, 2014, respectively, compared to 13.61% and 12.96% for the same periods in 2013. We declared and distributed dividends of $0.28 and $0.56 per share during the three and six months ended June 30, 2014. We declared a dividend of $0.28 per share, payable August 14, 2014, to shareholders of record as of July 31, 2014.

Shareholders’ equity ended the quarter at $124.96 million, and our book value per share increased to $19.75 per share at June 30, 2014 from $18.93 at December 31, 2013.  Our capital ratios remain strong at June 30, 2014. Our Tier 1 leverage ratio was 8.79%, total risk-based capital ratio increased to 16.76% and our tangible capital ratio increased to 7.77%.

➢

Net interest income - Our taxable equivalent net interest income was $12.14 million and $24.49 million for the three and six months ended June 30, 2014, respectively, compared to $12.80 million and $25.53 million for the same periods in 2013.  Our taxable equivalent net interest margin was 3.06% and 3.08% for the quarter and six months ended June 30, 2014, compared to 3.17% and 3.18% for the same periods in 2013.

➢

Provision for Credit Losses – The provision for credit losses was $50 thousand and $150 thousand for the three and six months ended June 30, 2014, compared to $150 thousand and $400 thousand for the three and six months ended June 30, 2013.  Our nonperforming loans were 0.08% of total loans at June 30, 2014, loans past due 30-89 days were 0.01% of total loans at June 30, 2014. Net charge-offs during 2014 have been negligible.

➢

Loans - Quarterly average loan balances for the second quarter of 2014 were $1.17 billion, $47.14 million higher than quarterly average balances for the second quarter of 2013. Ending loan balances at June 30, 2014 were impacted by seasonal fluctuations in municipal cash flows.

➢

Deposits – Quarterly average deposits for the second quarter of 2014 were $1.32 billion, a $45.43 million increase over quarterly average deposits for the second quarter of 2013. Total deposits at June 30, 2014 were $1.31 billion, a $12.88 million decrease compared to balances at December 31, 2013.

➢

Non-interest expense – Total noninterest expense increased $519 thousand to $10.10 million for the second quarter of 2014 compared to the same period in 2013 and increased $924 thousand to $20.25 million for the first six months of 2014 compared to the same periods in 2013. Excluding core system conversion costs, total noninterest expense increased $301 thousand to $9.88 million for the second quarter of 2014 compared to the same period in 2013 and increased $536 thousand to $19.86 million for the first six months of 2014 compared to the same period in 2013.

Net Interest Income

As shown on the tables on pages 29 and 30, our taxable equivalent net interest income was $12.14 million and $24.49 million for the three and six months ended June 30, 2014, respectively, compared to $12.80 million and $25.53 million for the same periods in 2013.  Our taxable equivalent net interest margin was 3.06% and 3.08% for the quarter and six months ended June 30, 2014, compared to 3.17% and 3.18% for the same periods in 2013. We have increased liquidity and reduced price volatility exposure in our investment portfolio by allowing the investment portfolio to run off and holding a larger percentage of our balance sheet in cash, which has compressed asset yields.  These changes have shortened our assets and caused us to give up some current income, but have reduced price volatility exposure on our balance sheet and better positioned us for rising rates. At the same time our loan yields have continued to compress due to a combination of the extended low interest rate environment, tighter credit spreads, and competitive pressures.  We have also increased our variable rate loan portfolio.  Average variable rate loans for the second quarter of 2014 were $328.98 million, a $44.46 million increase over average balances for the second quarter of 2013. These loans have a lower current yield than fixed-rate loans, but will have higher yields when rates start to rise.  Our average funding costs remain low at 0.39%.

The following tables present an analysis of net interest income and illustrate interest income earned and interest expense charged for each major component of interest earning assets and interest bearing liabilities. Yields/rates are computed on a fully taxable-equivalent basis, using a 35% rate.  Nonaccrual loans are included in the average loan balance outstanding.

	Three Months Ended
	June 30, 2014			June 30, 2013
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
(In thousands, fully taxable equivalent)	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS:
Loans, including fees on loans	$ 1,169,339	$ 11,281	3.87%	$ 1,122,201	$ 11,529	4.12%
Investments	359,332	2,046	2.28%	474,405	2,563	2.17%
Interest-earning deposits with banks and other short-term investments	60,928	34	0.22%	23,371	13	0.22%
Total interest earning assets	1,589,599	$ 13,361	3.37%	1,619,977	$ 14,105	3.49%
Allowance for loan losses	(12,206)			(11,842)
Cash and due from banks	26,906			25,533
Bank premises and equipment, net	15,380			16,425
Bank owned life insurance	10,110			-
Other assets	27,916			31,654
Total assets	$ 1,657,705			$ 1,681,747

LIABILITIES AND SHAREHOLDERS' EQUITY:
Interest-bearing deposits:
Savings, interest bearing checking and money market accounts	$ 777,090	$ 483	0.25%	$ 711,895	$ 175	0.10%
Time deposits	271,658	453	0.67%	324,157	553	0.68%
Total interest bearing deposits	1,048,748	936	0.36%	1,036,052	728	0.28%
Short-term borrowings	752	1	0.30%	28,565	20	0.28%
Securities sold under agreements to repurchase, short-term	181,593	87	0.19%	228,726	357	0.63%
Other long-term debt	2,369	12	2.04%	2,450	12	2.04%
Junior subordinated debentures issued to unconsolidated subsidiary trust	20,619	187	3.71%	20,619	193	3.81%
Total borrowed funds	205,333	287	0.56%	280,360	582	0.83%
Total interest bearing liabilities	1,254,081	$ 1,223	0.39%	1,316,412	$ 1,310	0.40%
Noninterest bearing deposits	272,334			239,601
Other liabilities	8,813			7,465
Shareholders' equity	122,477			118,269
Total liabilities and shareholders' equity	$ 1,657,705			$ 1,681,747

Net interest earning assets	$ 335,518			$ 303,565

Net interest income (fully taxable equivalent)		$ 12,138			$ 12,795
Tax equivalent adjustment		(525)			(485)
Net interest income		$ 11,613			$ 12,310

Net interest rate spread			2.98%			3.09%

Net interest margin			3.06%			3.17%

	Six Months Ended
	June 30, 2014			June 30, 2013
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
(In thousands, fully taxable equivalent)	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS:
Loans, including fees on loans	$ 1,168,210	$ 22,576	3.90%	$ 1,104,344	$ 22,761	4.16%
Investments	373,252	4,260	2.30%	493,020	5,348	2.19%
Interest-earning deposits with banks and other short-term investments	60,225	73	0.24%	21,044	25	0.24%
Total interest earning assets	1,601,687	$ 26,909	3.39%	1,618,408	$ 28,134	3.51%
Allowance for loan losses	(12,162)			(11,766)
Cash and due from banks	27,532			25,377
Bank premises and equipment, net	15,403			16,356
Bank owned life insurance	10,070			-
Other assets	25,469			33,065
Total assets	$ 1,667,999			$ 1,681,440

LIABILITIES AND SHAREHOLDERS' EQUITY:
Interest-bearing deposits:
Savings, interest bearing checking and money market accounts	$ 768,129	$ 913	0.24%	$ 704,071	$ 342	0.10%
Time deposits	283,142	925	0.66%	329,237	1,132	0.69%
Total interest bearing deposits	1,051,271	1,838	0.35%	1,033,308	1,474	0.29%
Short-term borrowings	378	1	0.30%	21,260	30	0.28%
Securities sold under agreements to repurchase, short-term	195,514	179	0.18%	246,705	704	0.58%
Other long-term debt	2,379	24	2.03%	2,460	25	2.03%
Junior subordinated debentures issued to unconsolidated subsidiary trust	20,619	372	3.64%	20,619	376	3.79%
Total borrowed funds	218,890	576	0.53%	291,044	1,135	0.79%
Total interest bearing liabilities	1,270,161	$ 2,414	0.38%	1,324,352	$ 2,609	0.40%
Noninterest bearing deposits	267,752			231,468
Other liabilities	8,689			7,851
Shareholders' equity	121,397			117,769
Total liabilities and shareholders' equity	$ 1,667,999			$ 1,681,440

Net interest earning assets	$ 331,526			$ 294,056

Net interest income (fully taxable equivalent)		$ 24,495			$ 25,525
Tax equivalent adjustment		(1,058)			(967)
Net interest income		$ 23,437			$ 24,558

Net interest rate spread			3.01%			3.11%

Net interest margin			3.08%			3.18%

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

Analysis of Changes in Fully Taxable Equivalent Net Interest Income

	Three Months Ended
	June 30,		Increase	Due to
(In thousands)	2014	2013	(Decrease)	Volume	Rate	Volume/Rate
Fully taxable equivalent interest income:
Loans	$ 11,281	$ 11,529	$ (248)	$ 484	$ (703)	$ (29)
Investments	2,046	2,563	(517)	(622)	138	(33)
Interest earning deposits with banks and other short-term investments	34	13	21	21	-	-
Total interest income	13,361	14,105	(744)	(117)	(565)	(62)
Less interest expense:
Savings, interest bearing checking and money market accounts	483	175	308	16	268	24
Time deposits	453	553	(100)	(90)	(12)	2
FHLB and other short-term borrowings	1	20	(19)	(19)	2	(2)
Securities sold under agreements to repurchase, short-term	87	357	(270)	(74)	(248)	52
Other long-term debt	12	12	-	-	-	-
Junior subordinated debentures issued to unconsolidated subsidiary trust	187	193	(6)	-	(5)	(1)
Total interest expense	1,223	1,310	(87)	(167)	5	75
Net interest income	$ 12,138	$ 12,795	$ (657)	$ 50	$ (570)	$ (137)

	Six Months Ended
	June 30,		Increase	Due to
(In thousands)	2014	2013	(Decrease)	Volume	Rate	Volume/Rate
Fully taxable equivalent interest income:
Loans	$ 22,576	$ 22,761	$ (185)	$ 662	$ (724)	$ (123)
Investments	4,260	5,348	(1,088)	(654)	137	(571)
Interest earning deposits with banks and other short-term investments	73	25	48	23	-	25
Total interest income	26,909	28,134	(1,225)	31	(587)	(669)
Less interest expense:
Savings, interest bearing checking and money market accounts	913	342	571	16	245	310
Time deposits	925	1,132	(207)	(79)	(26)	(102)
FHLB and other short-term borrowings	1	30	(29)	(15)	1	(15)
Securities sold under agreements to repurchase, short-term	179	704	(525)	(74)	(243)	(208)
Other long-term debt	24	25	(1)	-	-	(1)
Junior subordinated debentures issued to unconsolidated subsidiary trust	372	376	(4)	-	(8)	4
Total interest expense	2,414	2,609	(195)	(152)	(31)	(12)
Net interest income	$ 24,495	$ 25,525	$ (1,030)	$ 183	$ (556)	$ (657)

Provision for Credit Losses

The allowance for loan losses at June 30, 2014 was $12.04 million, or 1.07% of total loans and 1,356% of non-performing loans.  We recorded a $50 thousand and $150 thousand provision for credit losses during the three and six months ended June 30, 2014, respectively. Asset quality improved further during the quarter and remains strong. Our nonperforming loans were 0.08% of total loans at June 30, 2014, and loans past due 30-89 days were 0.01% of total loans at June 30, 2014. Net charge-offs during 2014 were not material.  All of these factors are taken into consideration during Management’s quarterly review of the allowance for credit losses (“Allowance”). For a more detailed discussion of the Allowance and nonperforming assets, see “Credit Quality and Allowance for Credit Losses” beginning on page 34.

NONINTEREST INCOME AND EXPENSES

Noninterest income

Total noninterest income increased $184 thousand to $2.95 million for the second quarter of 2014 compared to the second quarter of 2013 and increased $447 thousand for the first six months of 2014 compared to the first six months of 2013. Excluding net gains on investment securities, total noninterest income increased $154 thousand and $291 thousand for the second quarter and first half of 2014, respectively, compared to the same periods in 2013.  Trust division income increased $69 thousand and $162 thousand for the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013 as trust division assets under management have continued to show strong growth and now total $632 million. Service charges on deposits increased $23 thousand and $43 thousand for the three and six months ended June 30, 2014, respectively, compared to the same period in 2013, a result of an increase in cash management fees and business checking service charges.  Overdraft fees decreased $33 thousand and $94 thousand for the three and six months ended June 30, 2014. This revenue source continues to come under pressure, but the rate of decrease has slowed.

Noninterest expense

Total noninterest expense increased $519 thousand to $10.10 million for the second quarter of 2014 compared to the same period in 2013 and increased $924 thousand to $20.25 million for the first six months of 2014 compared to the same periods in 2013. Excluding core system conversion costs total noninterest expense increased $301 thousand to $9.88 million for the second quarter of 2014 compared to the same period in 2013 and increased $536 thousand to $19.86 million for the first six months of 2014 compared to the same period in 2013.

Compensation and benefits increased $328 thousand and $456 thousand for the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013. The increase was a result of additional investments we have made in the Finance and Risk areas combined with lower credits related to loan originations. Additionally expenses associated with our self-funded employee health insurance plan were higher for the first half of 2014 compared to 2013.  During the second quarter of 2013, we reversed $225 thousand of our accrued health insurance expense as a result of positive claims experience. The increase in health insurance expense for 2014 was partially offset by a larger credit from our overfunded pension plan.

Occupancy and equipment costs were $95 thousand higher for the second quarter of 2014 compared to 2013, and were $227 thousand higher for the first half of 2014 compared to 2013, a result of investments we have made recently to update our facilities.  Legal and professional fees were $74 thousand higher for the second quarter of 2014 compared to 2013, and were $25 thousand higher for the first half of 2014 compared to 2013, a result of additional resources for our compliance and risk areas. Marketing expenses for the second quarter of 2014 were $323 thousand, $162 thousand lower than the second quarter of 2013, and were $642 thousand year to date, $123 thousand lower than the first half of 2013, a result of our transition to a new marketing partner which will push some expenses into later in the year.

Income Taxes

During the first quarter of 2014 we adopted, and applied retrospectively, Financial Accounting Standards Board Accounting Standards Update 2014-01, “Accounting for Investments in Qualified Affordable Housing Projects” which allows investors in low income housing tax credit entities that meet certain conditions to account for the investments entirely in income tax expense, which we believe more accurately reflects the economics of the investment.  The application of this standard reduced total noninterest expense by $327 thousand and $654 thousand for the quarter and six months ended June 30, 2014, respectively; and by $270 thousand and $540 thousand for the quarter and six months ended June 30, 2013, respectively and increased income tax expense by an equivalent amount.  The application of the standard also increased our effective tax rate to 23% from 17% for the three and six months ended June 30, 2014, and to 25% and 26% from 21% and 21% for the three and six months ended June 30, 2013, respectively.

BALANCE SHEET ANALYSIS

Loans

Quarterly average loan balances for the second quarter of 2014 were $1.17 billion, $47.14 million higher than quarterly average balances for the second quarter of 2013. Ending loan balances at June 30, 2014 were impacted by seasonal fluctuations in municipal cash flows, causing municipal loan balances at June 30, 2014 to be $46.82 million lower than at March 31, 2014; as of July 10, 2014, municipal loan balances had increased by $40.49 million to $86.85 million.

The composition of our loan portfolio is shown in the following table as of the dates indicated:

(In thousands)	June 30, 2014	March 31, 2014	December 31, 2013	June 30, 2013
Commercial, financial and agricultural	$193,806	$190,840	$172,810	$169,215
Municipal loans	46,358	93,176	94,007	45,319
Real estate loans – residential	476,696	482,775	489,706	485,764
Real estate loans – commercial	372,825	372,155	371,319	365,693
Real estate loans – construction	32,336	27,567	31,841	31,813
Installment loans	4,238	4,993	5,655	5,667
All other loans	252	231	895	544
Total loans	$1,126,511	$1,171,737	$1,166,233	$1,104,015

Totals above are shown net of deferred loan fees of $582 thousand, $587 thousand,  $618 thousand, and $390 thousand for June 30, 2014, March 31, 2014, December 31, 2013, and March 31, 2013, respectively.

Growth in our commercial loan categories has been driven by new customer acquisition and expansion of existing relationships, offset by increased prepayment activity. Growth in new business in our commercial real estate categories has been offset by scheduled amortization and prepayments.  Mortgage refinancing activity has slowed considerably, leading to reduced residential real estate balances. We expect this trend to continue in our residential real estate portfolio.

Investments

The investment portfolio is used to generate interest income, manage liquidity and mitigate interest rate sensitivity. The average investment portfolio for the second quarter of 2014 was $352.90 million, a reduction of $50.08 million from average balances for the fourth quarter of 2013.  The ending balance in the investment portfolio at June 30, 2014 was $335.44 million, compared to $365.34 million at March 31, 2014 and $393.34 million at December 31, 2013. As mentioned previously, we have increased liquidity and reduced price volatility exposure in the investment portfolio by allowing the portfolio to run off.  The book balance of the portfolio at June 30, 2014 includes a $2.24 million unrealized gain on the available for sale portion of the investment portfolio, compared to an unrealized loss of ($220) thousand at December 31, 2013. Interest rates have trended down over the course of 2014 which has positively impacted the value of our largely fixed rate investment portfolio.

We sold $18.57 million in securities during the second quarter for a small gain.  For the six months ended June 30, 2014, we sold $45.22 million in securities for a $143 thousand gain. During the second quarter, we sold three CMOs totaling $8.26 million that had higher than average price volatility and lower than average yields to continue to reduce the exposure to rising rates and the risk to tangible capital in the investment portfolio. We also took advantage of an opportunity to exit two of our remaining CLO positions during the second quarter, totaling $9.89 million, at break even.  Our remaining CLO position totals $9.41 million.

The composition of our investment portfolio as of June 30, 2014, including both available for sale and held to maturity securities, consisted of the following:

	Amortized	Fair
(In thousands)	Cost	Value
Available for Sale:
U.S. Treasury Obligations	$100	$100
Residential Real Estate Mortgage-backed Securities ("Agency MBSs")	92,116	94,824
Agency Commercial Mortgage Backed Securities ("Agency CMBSs")	18,126	17,684
Non-agency Collateralized Mortgage Obligations ("Non-agency CMOs")	66,246	66,232
Collateralized Loan Obligations ("CLOs")	9,409	9,360
Asset Backed Securities ("ABSs")	355	393
Total Available for Sale	$186,352	188,593
Held to Maturity:
U.S. Agency Obligations	22,864	23,055
U.S. Government Sponsored Enterprises ("U.S. GSEs")	9,470	9,299
Federal Home Loan Bank ("FHLB") Obligations	4,702	4,723
Agency Collateralized Mortgage Obligations	8,588	8,722
Agency MBSs	101,224	99,931
Total Held to Maturity	146,848	145,730
Total Securities	$333,200	$334,323

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

Deposits and Other Liabilities

Quarterly average deposits for the second quarter of 2014 were $1.32 billion, a $45.43 million increase over quarterly average deposits for the second quarter of 2013. Total deposits at June 30, 2014 were $1.31 billion, a $12.88 million decrease compared to balances at December 31, 2013. Strong growth in demand deposits and money market categories has been offset by reduced time deposit balances. Securities sold under agreement to repurchase, which represent collateralized customer accounts, declined to $141.06 million at June 30, 2014 from $250.31 million at December 31, 2013 as a result of seasonal municipal cash flows.

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

The following table summarizes our nonperforming loans and nonperforming assets as of the dates indicated:

(In thousands)	June 30, 2014	March 31, 2014	December 31, 2013	June 30, 2013
Nonaccrual loans	$372	$473	$425	$1,116
Loans past due 90 days or more and still accruing	79	79	75	75
Troubled debt restructurings ("TDR")	437	454	406	409
Total nonperforming loans ("NPL")	888	1,006	906	1,600
OREO	-	85	108	140
Total nonperforming assets ("NPA")	$888	$1,091	$1,014	$1,740

Non-performing loans at June  30, 2014 were $888 thousand, 0.08% of total loans. Of the $888 thousand in nonperforming loans in the table above, $227 thousand are commercial and commercial real estate loans and $661 thousand are residential mortgages and home equity loans.

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

TDRs represent balances where the existing loan was modified involving a concession in rate, term or payment amount due to the distressed financial condition of the borrower. At June  30, 2014, $230 thousand of TDRs were in nonaccrual status and $207 thousand were accruing interest.

Excluded from the nonperforming balances discussed above are loans that are 30 to 89 days past due, which are not necessarily considered classified or impaired.  Accruing loans 30 to 89 days past due as a percentage of total loans as of the periods indicated are presented in the following table:

Period Ended	30-89 Days
June 30, 2014	0.01%
March 31, 2014	0.17%
December 31, 2013	0.03%
June 30, 2013	0.02%

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

A loan remains in nonaccruing status until the factors which suggest doubtful collectability no longer exist, the loan is liquidated, or when the loan is determined to be uncollectible, and is charged off against the allowance for loan losses.  In those cases where a nonaccruing loan is secured by real estate, we can, and may, initiate foreclosure proceedings.  The result of such action will either be to cause repayment of the loan with the proceeds of a foreclosure sale or to give us possession of the collateral in order to manage a future resale of the real estate.  Foreclosed property is recorded at the lower of its cost or estimated fair value, less any estimated costs to sell and is actively marketed.  Any cost in excess of the estimated fair value on the transfer date is charged to the allowance for loan losses, while further declines in market values are recorded as OREO expense in the consolidated statements of income. Impaired loans, which primarily consist of non-accruing residential mortgage and commercial real estate loans and TDRs, totaled $888 thousand and $906 thousand at June  30, 2014 and December 31, 2013, respectively.  At June  30, 2014, impaired loans with a recorded investment were $371 thousand and had specific reserve allocations totaling $119 thousand.

Substandard loans at June  30, 2014 totaled $32.63 million, of which $32.11 million in loans continue to accrue interest.   Loans identified as substandard have well-defined weaknesses that, if not addressed, could result in a loss.  These accruing substandard loans have generally continued to pay promptly and Management conducts regularly scheduled comprehensive reviews of the borrowers’ financial condition, payment performance, accrual status and collateral.  These reviews also ensure that these troubled accounts are properly administered with a focus on loss mitigation and that any potential loss exposures are appropriately quantified, and reserved for. The findings of this review process are a key component in assessing the adequacy of our loan loss reserve.

Accruing substandard loans at June  30, 2014 reflect a $6.88 million increase in balances since December 31, 2013. At June  30, 2014, accruing substandard loans related to owner-occupied commercial and construction real estate totaled $18.62 million, investor commercial real estate loans totaled $2.33 million, residential mortgage loans totaled $178 thousand, residential investment real estate loans totaled $932 thousand, and $10.05 million in substandard loans are outstanding to corporate borrowers in a variety of different industries. Twelve borrowers in a variety of industries account for 85% of the total accruing substandard loans, and approximately $675 thousand of the total accruing substandard loans carry some form of government guarantee.

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

The following table reflects our loan loss experience and activity in the Allowance for the periods indicated:

	Three Months	Six Months	Twelve Months	Six Months
	Ended	Ended	Ended	Ended
(In thousands)	June 30, 2014	June 30, 2014	December 31, 2013	June 30, 2013
Average loans during the period	$1,169,339	$1,168,210	$1,133,637	$1,104,344
Allowance beginning of the year	12,929	12,828	12,312	12,312
Charge-offs:
Commercial, financial & agricultural	(34)	(34)	(20)	-
Real estate - residential	(16)	(18)	(289)	(103)
Real estate - commercial	-	-	(1)	(1)
Real estate - construction	-	-	-	-
Other	(31)	(51)	(102)	(48)
Total charge-offs	(81)	(103)	(412)	(152)
Recoveries:
Commercial, financial & agricultural	1	3	62	49
Real estate - residential	2	20	6	4
Real estate - commercial	-	-	40	40
Real estate - construction	-	-	1	1
Installment	1	1
Other	4	7	19	4
Total recoveries	8	31	128	98
Net recoveries (charge-offs)	(73)	(72)	(284)	(54)
Provision for credit losses	50	150	800	400
Allowance end of year	$12,906	$12,906	$12,828	$12,658
Ratio of net (charge-offs) recoveries to average loans outstanding	(0.03)%	(0.01)%	(0.02)%	(0.05)%

Components:
Allowance for loan losses	$12,040	$12,040	$12,042	$11,890
Reserve for undisbursed lines of credit	866	866	786	768
Allowance for credit losses	$12,906	$12,906	$12,828	$12,658

The following table reflects our nonperforming asset and coverage ratios as of the dates indicated:

	June 30, 2014	March 31, 2013	December 31, 2013
NPL to total loans	0.08%	0.09%	0.08%
NPA to total assets	0.06%	0.07%	0.06%
Allowance for loan losses to total loans	1.07%	1.04%	1.03%
Allowance for loan losses to NPL	1356%	1210%	1329%

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

As of June 30, 2014, we could borrow up to $65 million in overnight funds through unsecured borrowing lines established with correspondent banks.  We have established both overnight and longer term lines of credit with the FHLBB.  FHLBB borrowings are secured by residential mortgage loans. The total amount of loans pledged to the FHLBB for both short- and long-term borrowing arrangements totaled $269.5 million at June 30, 2014. We have additional borrowing capacity with the FHLBB of $253.2 million as of June 30, 2014.  We have also established a borrowing facility with the Board of Governors of the Federal Reserve System (“FRB”) which will enable us to borrow at the discount window. Additionally, we have the ability to borrow through the use of repurchase agreements, collateralized by Agency MBSs and Agency CMOs, with certain approved counterparties. Our investment portfolio, which is managed by the ALCO, has a cost basis of $333.20 million at June 30, 2014, of which $257.89 million was pledged.  The portfolio is a reliable source of cash flow for us. We closely monitor our short term cash position.  Any excess funds are left on deposit at the FRB.

The following table presents information regarding our short-term borrowings as of the dates indicated:

	Three Months	Six Months
	Ended	Ended
(In thousands)	June 30, 2014	June 30, 2014
FHLBB and other short-term borrowings
Amount outstanding at end of period	$-	$-
Maximum during the period amount outstanding	18,900	18,900
Average amount outstanding	752	378
Weighted-average rate during the period	0.30%	0.30%
Weighted-average rate at period end	0.00%	0.00%
Securities sold under agreement to repurchase, short-term
Amount outstanding at end of period	$141,064	$141,064
Maximum during the period amount outstanding	212,474	247,153
Average amount outstanding	181,593	195,514
Weighted-average rate during the period	0.19%	0.18%
Weighted-average rate at period end	0.18%	0.18%

Commitments and Off-Balance Sheet Risk

We are a party to financial instruments with off‑balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments primarily include commitments to extend credit and financial guarantees. Contingent obligations under standby letters of credit totaled approximately $7.51 million and $5.02 million at June 30, 2014 and June 30, 2013, respectively, and represent the maximum potential future payments we could be required to make. Typically, these instruments have terms of 12 months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. The fair value of our standby letters of credit at June 30, 2014 and 2013 was insignificant.

Capital Resources

We are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements results in certain mandatory, and the possibility  of additional discretionary, actions by regulators that could have a direct material effect on our financial statements. Under capital adequacy guidelines, we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. It is the policy of the FRB that banks and bank holding companies should pay dividends only out of current earnings and only if, after paying such dividends, the bank or bank holding company would remain adequately capitalized. We are also subject to the regulatory framework for prompt corrective action that requires us to meet specific capital guidelines to be considered well capitalized. Our capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of June 30, 2014, that Merchants met all capital adequacy requirements to which it is subject.

As of June 30, 2014, the most recent notification from the FDIC categorized Merchants Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that Management believes have changed Merchants Bank’s category. We continue to be considered well capitalized under current applicable regulations.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) required the federal banking agencies to establish minimum leverage and risk-based capital requirements for insured banks and their holding companies.  The federal banking agencies issued a joint final rule, or the “Final Capital Rule,” that implements the Basel III capital standards and establishes the minimum capital levels required under the Dodd-Frank Act.  We must comply with the Final Capital Rule by January 1, 2015.  The Final Capital Rule establishes a minimum common equity Tier 1 capital ratio of 6.5% of risk-weighted assets for a “well capitalized” institution and increases the minimum Tier 1 capital ratio for a “well capitalized” institution from 6% to 8%. Additionally, the Final Capital Rule requires an institution to maintain a 2.5% common equity Tier 1 capital conservation buffer over the 6.5% minimum risk-based capital requirement to avoid restrictions on the ability to pay dividends, discretionary bonuses, and engage in share repurchases.  The Final Capital Rule permanently grandfathers trust preferred securities issued before May 19, 2010, subject to a limit of 25% of Tier 1 capital.  As of June 30, 2014, our capital ratios exceed all Basel III minimums, including the capital conservation buffer.

The following table represents our actual capital ratios and capital adequacy requirements as of June 30, 2014.

					To Be Well-
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(In thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Merchants Bancshares, Inc.:
Tier 1 Leverage Capital	$ 145,681	8.79%	$ 66,308	4.00%	N/A	N/A
Tier 1 Risk-Based Capital	145,681	15.51%	37,574	4.00%	N/A	N/A
Total Risk-Based Capital	157,437	16.76%	75,148	8.00%	N/A	N/A

Merchants Bank:
Tier 1 Leverage Capital	$ 143,181	8.61%	$ 66,504	4.00%	$ 83,130	5.00%
Tier 1 Risk-Based Capital	143,181	15.14%	37,818	4.00%	56,727	6.00%
Total Risk-Based Capital	155,013	16.40%	75,636	8.00%	94,545	10.00%

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

Liquidity Risk

Our liquidity is measured by our ability to raise cash when needed at a reasonable cost.  We must be capable of meeting expected and unexpected obligations to customers at any time.  Given the uncertain nature of customer demands as well as the need to maximize earnings, we must have available reasonably priced sources of funds that can be accessed quickly in time of need.  As discussed previously under “Liquidity and Capital Resources,” we have several sources of readily available funds, including the ability to borrow using our investment portfolio as collateral. We also monitor our liquidity in compliance with our Liquidity Contingency Plan.

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

The Management ALCO is responsible for evaluating and managing the interest rate risk which arises naturally from imbalances in repricing, maturity and cash flow characteristics of our assets and liabilities. Techniques used by the Management ALCO take into consideration the cash flow and repricing attributes of balance sheet and off-balance sheet items and their relation to possible changes in interest rates. The Management ALCO manages interest rate exposure primarily by using on-balance sheet strategies, generally accomplished through the management of the duration, rate sensitivity and average lives of our various investments, and by extending or shortening maturities of borrowed funds, as well as carefully managing and monitoring the maturities and pricing of loans and deposits. The Management ALCO also considers the use of off-balance sheet strategies, such as interest rate caps and floors and interest rate swaps, to help minimize our exposure to changes in interest rates.  By using derivative financial instruments to hedge exposures to changes in interest rates we expose ourselves to credit risk and market risk.  Credit risk is the failure of the counterparty to perform under the terms of the derivative contract.  When the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us.  We minimize the credit risk in derivative instruments by entering into transactions only with high-quality counterparties and monitoring their financial condition.  The market risk associated with interest rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.

The ALCO is responsible for ensuring that our Bank’s Board of Directors receives accurate information regarding our interest rate risk position at least quarterly. The ALCO uses an outside consultant to perform rate shocks of our balance sheet, and to perform a variety of other analyses. The ALCO consultant meets with the Board and Management-level ALCOs on a quarterly basis. During these meetings, the ALCO consultant reviews our current position and discusses future strategies, as well as reviewing the result of rate shocks of our balance sheet and a variety of other analyses. The consultant’s most recent review was as of June 30, 2014. The consultant ran a base simulation assuming no changes in rates as well as a 200 basis point rising and, because rates are quite low, a 100 basis point falling interest rate scenario which assumes a parallel and pro rata shift of the yield curve over a one-year period, and no growth assumptions.  The consultant also ran simulations in a 400 basis points rising scenario and a 500 basis point flattening scenario. Additionally the consultant ran simulations with other changes in the yield curve and with prepayment speed changes.  A summary of the results is as follows:

Current/Flat Rates: If rates remain at current levels net interest income is projected to trend downward for the entire simulation as asset yields will continue to erode while funding costs provide little to no relief.

Falling Rates: If rates fall 100 basis points, our net interest income is projected to trend in line with the base case over the first year as we bring funding costs down to near zero.  Thereafter net interest income is reduced as increased prepayment speeds accelerate asset cash flow putting added pressure on asset yields while deposit rate reductions are limited as they begin to reach their floors.

Rising Rates: Higher rates are better for us under all scenarios. If rates rise in a parallel fashion net interest income is projected to increase throughout the simulation as asset yields will reset in the higher rate environment and funding cost increases will lag.  This asset sensitivity holds true even if the yield curve were to flatten as rates rise.

We have established a target range for the change in net interest income in year one of zero to 7.5%. The net interest income simulation as of June 30, 2014 showed that the change in net interest income for the next 12 months from our expected or “most likely” forecast was as follows:

Rate Change	Percent Change in Net Interest Income
Up 200 basis points	3.1%
Down 100 basis points	0.1%

The change in net interest income in the second year of the simulation shows a much more pronounced downward trend in the flat and down 100 basis points scenarios, the projected change is (3.8)% and (10.0)%, respectively, while the up 200 basis points simulation produces an increase of 6.0%.  The degree to which this exposure materializes will depend, in part, on our ability to manage our balance sheet as interest rates rise or fall.

The preceding sensitivity analysis does not represent our forecast and should not be relied upon as being indicative of expected operating results.  These estimates are based upon numerous assumptions including, among others, the nature and timing of interest rate levels including yield curve shape, prepayments on loans and securities, deposit run-off rates, pricing decisions on loans and deposits and reinvestment/replacement of asset and liability cash flows. While assumptions are developed based upon current economic and local market conditions, we cannot make any assurances as to the predictive nature of these assumptions including how customer preferences or competitor influences might change.

The model used to perform the base case balance sheet simulation assumes a parallel shift of the yield curve over twelve months and reprices every interest earning asset and interest bearing liability on our balance sheet. Prepayment assumptions for all residential mortgage products take into account prepayment assumptions most recently published by Applied Financial Technologies. Prepayment assumptions for commercial loan and commercial mortgage products are derived through an analysis of historical prepayment patterns combined with analysis of the current characteristics of the portfolio. Investment securities with call provisions are examined on an individual basis in each rate environment to estimate the likelihood of a call. The model uses product-specific assumptions for deposits which are subject to repricing based on current market conditions

The most significant ongoing factor affecting market risk exposure of net interest income during the quarter ended June 30, 2014 was the sustained low interest rate environment.  Net interest income exposure is also significantly affected by the shape and level of the U.S. Government securities and interest rate swap yield curves, and changes in the size and composition of the loan, investment and deposit portfolios.

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

Credit Risk

The Board of Directors reviews and approves our loan policy on an annual basis. Among other things, the loan policy establishes restrictions regarding the types of loans that may be granted, and the distribution of loan types within our portfolio. Our Board of Directors grants each loan officer the authority to originate loans on our behalf, subject to certain limitations. These authorized lending limits are reviewed at least annually and are based upon the lender’s experience. Loan requests that exceed a lender’s authority require the signature of our Credit Division Manager, Senior Loan Officer, and/or President. With the exception of certain municipal loans, all extensions of credit of $5.0 million or greater to any one borrower, or related party interest, are reviewed and approved by the Loan Committee of Merchants Bank’s Board of Directors. Short-term revenue anticipation and tax anticipation extensions of credit of $8.0 million or greater to a municipality are reviewed and approved by the Loan Committee of Merchants Bank’s Board of Directors. Our loan portfolio is continuously monitored for performance, creditworthiness and strength of documentation through the use of a variety of management reports and the assistance of an external loan review firm.  Credit ratings are assigned to commercial loans and are routinely reviewed. Loan officers, under the supervision of the Senior Lender and Senior Credit Officer, take remedial actions to assure full and timely payment of loan balances when necessary.  Our policy is to discontinue the accrual of interest on loans when scheduled payments become contractually past due 90 or more days and the ultimate collectability of principal or interest becomes doubtful.  In certain instances the accrual of interest is discontinued prior to 90 days past due if Management determines that the borrower will not be able to continue making timely payments.

Item 4. Controls and Procedures

Our principal executive officer, principal financial officer, and other members of our senior management have evaluated our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, our principal executive officer and principal financial officer have concluded that the disclosure controls and procedures effectively ensure that information required to be disclosed in our filings and submissions with the SEC under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management (including the principal executive officer and principal financial officer), and is recorded, processed, summarized and reported within the time periods specified by the SEC. In addition, we have reviewed our internal control over financial reporting and there have been no changes in our internal control over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

Item 6. Exhibits

31.1* Certification of Chief Executive Officer Pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended

31.2* Certification of Chief Financial Officer Pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended

32.1** Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2** Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101** The following materials from Merchants Bancshares, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 formatted in XBRL: (i) Consolidated Balance Sheets at June 30, 2014 and December 31, 2013; (ii) Consolidated Statements of Income for the three and six months ended June 30, 2014 and 2013; (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2014 and 2013; (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013; and (v) Notes to Interim Unaudited Consolidated Financial Statements.

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

August 7, 2014

Date