Form 10-Q
period 2014-09-30
MERCHANTS BANCSHARES INC
filed 2014-10-30
CIK 726517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

[  ] Yes  [ X ] No

As of October 27, 2014, there were 6,331,650 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

MERCHANTS BANCSHARES, INC. AND SUBSIDIARIES

FORM 10-Q

ITEM 1 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Merchants Bancshares, Inc.

Consolidated Balance Sheets

(Unaudited)

	September 30	December 31,
(In thousands except share and per share data)	2014	2013
ASSETS
Cash and due from banks	$27,283	$30,434
Interest earning deposits with banks and other short-term investments	92,374	85,037
Total cash and cash equivalents	119,657	115,471
Investments:
Securities available for sale, at fair value	186,049	252,513
Securities held to maturity (fair value of $140,411 and $137,087)	142,110	140,826
Total investments	328,159	393,339
Loans	1,156,663	1,166,233
Less: Allowance for loan losses	12,019	12,042
Net loans	1,144,644	1,154,191
Federal Home Loan Bank stock	4,378	7,496
Bank premises and equipment, net	15,922	15,572
Investment in real estate limited partnerships	5,511	4,631
Bank owned life insurance	10,237	10,000
Other assets	19,078	24,769
Total assets	$1,647,586	$1,725,469
LIABILITIES
Deposits:
Demand (noninterest bearing)	$544,425	$266,299
Savings, interest bearing checking and money market accounts	525,680	752,171
Time deposits $100 thousand and greater	83,741	115,204
Other time deposits	150,235	189,902
Total deposits	1,304,081	1,323,576
Securities sold under agreements to repurchase	188,157	250,314
Other long-term debt	2,341	2,403
Junior subordinated debentures issued to unconsolidated subsidiary trust	20,619	20,619
Other liabilities	6,644	8,946
Total liabilities	1,521,842	1,605,858
Commitments and contingencies (Note 9)
SHAREHOLDERS' EQUITY
Preferred stock
Preferred stock	-	-
Class A non-voting shares authorized - 200,000, none outstanding	-	-
Common stock, $.01 par value	67	67
Authorized: 10,000,000 shares; Issued: 6,651,760 at September 30, 2014 and December 31, 2013
Outstanding: 6,329,958 at September 30, 2014 and 6,318,708 at December 31, 2013
Capital in excess of par value	37,176	37,129
Retained earnings	99,967	95,657
Treasury stock, at cost: 321,802 shares at September 30, 2014 and 333,052 shares at December 31, 2013	(13,656)	(14,043)
Deferred compensation arrangements: 304,118 shares at September 30, 2014 and 319,854 shares at December 31, 2013	6,324	6,521
Accumulated other comprehensive loss	(4,134)	(5,720)
Total shareholders' equity	125,744	119,611
Total liabilities and shareholders' equity	$1,647,586	$1,725,469

See accompanying notes to unaudited consolidated financial statements

Merchants Bancshares, Inc.

Consolidated Statements of Income

(Unaudited)

	Three Months Ended		Nine Months Ended
	September		September
(In thousands except per share data)	2014	2013	2014	2013
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$10,642	$11,070	$32,160	$32,864
Investment income:
Interest and dividends on investment securities	1,885	2,301	6,145	7,649
Interest on interest earning deposits with banks and other short-term investments	37	13	110	38
Total interest and dividend income	12,564	13,384	38,415	40,551
INTEREST EXPENSE
Savings, interest bearing checking and money market accounts	370	416	1,283	758
Time deposits $100 thousand and greater	155	193	503	605
Other time deposits	278	339	855	1,059
Securities sold under agreement to repurchase and other short-term debt	62	83	241	817
Long-term debt	201	201	598	602
Total interest expense	1,066	1,232	3,480	3,841
Net interest income	11,498	12,152	34,935	36,710
Provision for credit losses	0	400	150	800
Net interest income after provision for credit losses	11,498	11,752	34,785	35,910
NONINTEREST INCOME
Trust division income	856	759	2,537	2,278
Net debit card income	678	720	2,014	2,114
Overdraft income	639	704	1,919	2,078
Service charges on deposits	331	291	977	894
Net gains (losses) on investment securities	(37)	1	106	(12)
Loss on sale of other assets	0	0	(35)	0
Other	409	311	1,217	846
Total noninterest income	2,876	2,786	8,735	8,198
NONINTEREST EXPENSE
Compensation and benefits	5,145	4,754	14,906	14,059
Occupancy expense	1,064	1,021	3,296	3,085
Equipment expense	978	889	2,916	2,768
Legal and professional fees	681	695	2,012	2,001
Marketing	521	393	1,163	1,158
State franchise taxes	340	363	1,096	1,082
FDIC insurance	218	215	651	655
Conversion costs	442	0	830	0
Other	1,336	1,299	4,104	4,147
Total noninterest expense	10,725	9,629	30,974	28,955
Income before provision for income taxes	3,649	4,909	12,546	15,153
Provision for income taxes	843	1,235	2,923	3,845
NET INCOME	$2,806	$3,674	$9,623	$11,308

Basic earnings per common share	$0.44	$0.58	$1.52	$1.80
Diluted earnings per common share	$0.44	$0.58	$1.52	$1.79

See accompanying notes to unaudited consolidated financial statements

Merchants Bancshares, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September		September
(In thousands)	2014	2013	2014	2013
Net income	$2,806	$3,674	$9,623	$11,308
Other comprehensive income (loss), net of tax:
Change in net unrealized gain (loss) on securities available for sale, net of taxes of $(317), $1,453, $594 and $(2,929)	(589)	2,698	1,102	(5,440)
Unrealized holding loss arising during the period for securities transferred from available for sale to held to maturity, net of taxes of $0, $(1,701), $4 and $(1,701)	0	(3,159)	8	(3,159)
Accretion of unrealized holding losses of securities transferred from available for sale to held to maturity, net of taxes of $68, $70, $189 and $70	127	129	351	129
Reclassification adjustments for net securities losses (gains) included in net income, net of taxes of $13, $0, $(37) and $4	24	0	(69)	8
Change in net unrealized loss on interest rate swaps, net of taxes of $36, $3, $71 and $93	66	6	131	172
Pension liability adjustment, net of taxes of $10, $30, $34 and $93	21	57	63	173
Other comprehensive income (loss)	(351)	(269)	1,586	(8,117)
Comprehensive income (loss)	$2,455	$3,405	$11,209	$3,191

See accompanying notes to unaudited consolidated financial statements

Merchants Bancshares, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,623	$11,308
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	150	800
Depreciation and amortization	1,944	1,526
Amortization of investment security premiums and accretion of discounts, net	477	974
Stock based compensation	136	141
Net (gain) loss on sales of investment securities	(106)	12
Accretion of deferred gain on sale of premises	(387)	(317)
Net gains on sale of premises, equipment and other assets	-	82
Loss on sale of other real estate owned	35	-
Equity in losses of real estate limited partnerships, net	981	811
Increase in cash surrender value of bank owned life insurance	(237)	-
Changes in assets and liabilities:
Net change in interest receivable	673	819
Net change in other assets	4,118	2,872
Net change in interest payable	(43)	(18)
Net change in other liabilities	(1,722)	161
Net cash provided by operating activities	15,642	19,171
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investment securities available for sale	56,889	53,215
Proceeds from maturities of investment securities available for sale	28,560	87,877
Proceeds from maturities of investment securities held to maturity	11,692	4,073
Proceeds from redemption of Federal Home Loan Bank stock	3,118	649
Purchases of investment securities available for sale	(30,190)	(55,774)
Loan originations less than (in excess of) principal payments	9,449	(85,240)
Proceeds from sales of loans, net	-	2,378
Proceeds from sale of premises and equipment	-	64
Proceeds from sales of other real estate owned	68	140
Real estate limited partnership investments	(1,823)	(102)
Purchases of bank premises and equipment	(2,293)	(2,052)
Net cash provided by investing activities	75,470	5,228
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	(19,495)	60,166
Net increase in short-term borrowings	-	8,200
Net decrease in securities sold under agreement to repurchase, short-term	(62,157)	(108,030)
Principal payments on long-term debt	(62)	(60)
Cash dividends paid	(5,312)	(4,827)
Sale of treasury stock	-	12
Increase in deferred compensation arrangements	176	186
Repurchased restricted stock to pay taxes on vested awards	(82)	-
Tax benefit from exercise of stock options	6	8
Net cash used in financing activities	(86,926)	(44,345)
Decrease in cash and cash equivalents	4,186	(19,946)
Cash and cash equivalents beginning of period	115,471	77,228
Cash and cash equivalents end of period	$119,657	$57,282

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Total interest payments	$3,523	$3,859
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Distribution of stock under deferred compensation arrangements	$553	$450
Distribution of treasury stock in lieu of cash dividend under dividend reinvestment plan	-	460
Non-cash exercise of stock options	124	181
Transfer of loans to other real estate owned	-	163
Transfer of securities from available for sale to held to maturity	12,626	144,428

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

NOTE 1: FINANCIAL STATEMENT PRESENTATION

Principles of Consolidation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. All adjustments necessary for a fair presentation of our interim consolidated financial statements as of September 30, 2014 and December 31, 2013 and for the three and nine months ended September 30, 2014 and 2013 have been included. The information was prepared from our unaudited financial statements and the unaudited financial statements of our subsidiaries, Merchants Bank and MBVT Statutory Trust I.  Amounts reported for prior periods are reclassified, where necessary, to be consistent with the current period presentation.

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

NOTE 2: RECENT ACCOUNTING PRONOUNCEMENTS

In January 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-01, “Investments – Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects.” The amendments in this ASU modify the conditions that a reporting entity must meet to be eligible to use a method other than the equity or cost methods to account for qualified affordable housing project investments. If the modified conditions are met, the amendments permit an entity to amortize the initial cost of the investment in proportion to the amount of tax credits and other tax benefits received and recognize the net investment performance in the income statement as a component of income tax expense (benefit). Additionally, the amendments introduce new recurring disclosures about all investments in qualified affordable housing projects irrespective of the method used to account for the investments.  The amendments in this ASU are effective for public entities for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014.  In the first quarter of 2014, we early adopted this ASU for the reporting of our equity investments in qualified affordable housing projects.  The investments are recorded using the proportional amortization method whereby an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit).  The application of this standard reduced total noninterest expense by $327 thousand and $981 thousand for the three and nine months ended September 30, 2014, respectively; and by $271 thousand and $811 thousand for the three and nine months ended September 30, 2013, respectively.  The application of the standard also increased our effective tax rate to 23% from 16% for the three months and 17% for the nine months ended September 30, 2014, and to 25% from 21% for the three and nine months ended September 30, 2013, respectively.  This ASU was applied retrospectively and prior periods have been reclassified accordingly.

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

NOTE 3: INVESTMENT SECURITIES

Investments in securities are classified as available for sale or held to maturity as of September 30, 2014 and December 31, 2013. The amortized cost and fair values of the securities classified as available for sale and held to maturity as of September 30, 2014 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available for Sale:
U.S. Treasury Obligations	$20,057	$-	$40	$20,017
Residential Real Estate Mortgage-backed Securities ("Agency MBSs")	87,162	2,584	479	89,267
Agency Commercial Mortgage Backed Securities ("Agency CMBSs")	17,988	-	528	17,460
Agency Collateralized Mortgage Obligations ("Agency CMOs")	59,118	190	391	58,917
Asset Backed Securities ("ABSs")	353	35	-	388
Total Available for Sale	$184,678	$2,809	$1,438	$186,049
		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
(In thousands)	Cost	Gains	Losses	Value
Held to Maturity:
U.S. Agency Obligations	$22,259	$147	$27	$22,379
U.S. Government Sponsored Enterprises ("U.S. GSEs")	9,483	-	148	9,335
Federal Home Loan Bank ("FHLB") Obligations	4,711	1	-	4,712
Agency MBSs	8,347	117	-	8,464
Agency CMOs	97,310	11	1,800	95,521
Total Held to Maturity	$142,110	$276	$1,975	$140,411

The amortized cost and fair values of the securities classified as available for sale and held to maturity as of December 31, 2013 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available for Sale:
U.S. Treasury Obligations	$100	$-	$-	$100
Agency MBSs	97,882	2,876	1,487	99,271
Agency CMBSs	18,398	-	760	17,638
Agency CMOs	98,162	254	1,207	97,209
CLOs	37,834	73	-	37,907
ABSs	357	31	-	388
Total Available for Sale	$252,733	$3,234	$3,454	$252,513
		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
(In thousands)	Cost	Gains	Losses	Value
Held to Maturity:
U.S. Agency Obligations	$23,580	-	$458	$23,122
U.S. GSEs	9,442	-	512	8,930
FHLB Obligations	4,684	-	191	4,493
Agency CMOs	94,105	-	2,426	91,679
Agency MBSs	9,015	25	177	8,863
Total Held to Maturity	$140,826	$25	$3,764	$137,087

The contractual final maturity distribution of the debt securities classified as available for sale as of September 30, 2014, are as follows:

		After One	After Five
	Within	But Within	But Within	After Ten
(In thousands)	One Year	Five Years	Ten Years	Years	Total
Available for Sale (at fair value):
U.S. Treasury Obligations	$-	$20,017	$-	$-	$20,017
Agency MBSs	61	3,077	17,472	68,657	89,267
Agency CMBSs	-	4,883	8,359	4,218	17,460
Agency CMOs	-	-	2,481	56,436	58,917
ABSs	-	-	-	388	388
Total Available for Sale	$61	$27,977	$28,312	$129,699	$186,049
Available for Sale (at amortized cost):
U.S. Treasury Obligations	$-	$20,057	$-	$-	$20,057
Agency MBSs	58	2,911	16,693	67,500	87,162
Agency CMBSs	-	4,964	8,618	4,406	17,988
Agency CMOs	-	-	2,469	56,649	59,118
ABSs	-	-	-	353	353
Total Available for Sale	$58	$27,932	$27,780	$128,908	$184,678

The contractual final maturity distribution of the debt securities classified as held to maturity as of September 30, 2014, are as follows:

		After One	After Five
	Within	But Within	But Within	After Ten
(In thousands)	One Year	Five Years	Ten Years	Years	Total
Held to Maturity (at fair value):
U.S. Agency Obligations	$-	$-	$-	$22,379	$22,379
U.S. GSEs	-	-	9,335	-	9,335
FHLB Obligations	-	-	4,712	-	4,712
Agency MBSs	-	16	115	8,333	8,464
Agency CMOs	-	-	-	95,521	95,521
Total Held to Maturity	$-	$16	$14,162	$126,233	$140,411
Held to Maturity (at amortized cost):
U.S. Agency Obligations	$-	$-	$-	$22,259	$22,259
U.S. GSEs	-	-	9,483	-	9,483
FHLB Obligations	-	-	4,711	-	4,711
Agency MBSs	-	16	101	8,230	8,347
Agency CMOs	-	-	-	97,310	97,310
Total Held to Maturity	$-	$16	$14,295	$127,799	$142,110

Actual maturities will differ from contractual maturities because borrowers may have rights to call or prepay obligations. Maturities of Agency MBSs and Agency CMOs in the tables above are based on final contractual maturities.

The following table presents the proceeds, gross gains and gross losses on available for sale securities for the three and nine months ended September 30, 2014 and 2013.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2014	2013	2014	2013
Proceeds	$11,674	$2,001	$56,889	$53,215
Gross gains	-	1	302	548
Gross losses	(37)	-	(196)	(560)
Net gains	$(37)	$1	$106	$(12)

Securities with a carrying amount of $254.67 million and $315.53 million at September 30, 2014 and December 31, 2013, respectively, were pledged to secure U.S. Treasury borrowings, public deposits, securities sold under agreements to repurchase, and for other purposes required by law.

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position, at September 30, 2014, were as follows:

	Less Than 12 Months		12 Months or More		Total
	Fair		Fair		Fair
(In thousands)	Value	Loss	Value	Loss	Value	Loss
Available for Sale:
U.S. Treasury Obligations	$20,017	$40	$-	$-	$20,017	$40
Agency MBSs	9,532	48	27,847	431	37,379	479
Agency CMBSs	-	-	17,460	528	17,460	528
Agency CMOs	20,912	98	11,374	293	32,286	391
Total Available for Sale	$50,461	$186	$56,681	$1,252	$107,142	$1,438
Held to Maturity:
U.S. Agency Obligations	$8,817	$27	$-	$-	$8,817	$27
U.S. GSEs	-	-	9,335	148	9,335	148
Agency CMOs	50,726	834	36,534	966	87,260	1,800
Total Held to Maturity	$59,543	$861	$45,869	$1,114	$105,412	$1,975

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

There were no securities classified as trading at September 30, 2014 and December 31, 2013.

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

At September 30, 2014, all of our Agency MBSs and Agency CMOs held were issued by U.S. government-sponsored entities and agencies, primarily the Federal National Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Corp (“FHLMC”), institutions which the government has affirmed its commitment to support.  Because the decline in fair value is attributable to changes in interest rates, and not credit quality, and because we do not have the intent to sell these securities and it is not likely that we will be required to sell the securities before their anticipated recovery, we do not consider these securities to be other-than-temporarily impaired at September 30, 2014.

During the second and third quarters of 2014, we sold all of our CLOs.  We sold a total of $35.75 million for a small loss during the nine months ended September 30, 2014.  Under the Volker Rule, we may have been required to divest our CLOs by July 2017.

We use external pricing services to obtain fair market values for our investment portfolio.   We have obtained and reviewed the service providers’ pricing and reference data documentation. Evaluations are based on market data and vary by asset class and incorporate available trade, bid and other market information.  Because many fixed income securities do not trade on a daily basis, the service provider’s evaluated pricing applications apply available information as applicable through processes such as benchmark curves, benchmarking of like securities, sector groupings, and matrix pricing, to prepare evaluations.  In addition, model processes, such as the Option Adjusted Spread model are used to assess interest rate impact and develop prepayment scenarios, with inputs determined based on knowledge of the market.  We periodically test the values provided to us by the pricing service by obtaining prices on all bonds from an alternative pricing source.

We do not intend to sell the investment securities that are in an unrealized loss position, and it is unlikely that we will be required to sell the investment securities before recovery of their amortized cost bases, which may be maturity.  During 2013 and the first quarter of 2014, we transferred securities from available for sale to held to maturity.  The unrealized holding loss at the time of transfer continues to be reported in accumulated other comprehensive income, net of tax and is amortized over the remaining lives of the securities as an adjustment of the yield.  The amortization of the unamortized holding loss reported in accumulated other comprehensive income will offset the effect on interest income of the discount for the transferred securities.  The remaining unamortized balance of the losses for the securities transferred from available for sale to held to maturity during 2013 and 2014 was $4.52 million, or $2.94 million, net of tax, at September 30, 2014.

NOTE 4: LOANS AND THE ALLOWANCE FOR CREDIT LOSSES

The composition of our loan portfolio at September 30, 2014 and December 31, 2013 was as follows:

(In thousands)	September 30, 2014	December 31, 2013
Commercial, financial and agricultural	$183,069	$172,810
Municipal loans	96,258	94,007
Real estate loans – residential	472,986	489,706
Real estate loans – commercial	381,301	371,319
Real estate loans – construction	17,970	31,841
Installment loans	4,793	5,655
All other loans	286	895
Total loans	$1,156,663	$1,166,233

We primarily originate residential real estate, commercial, commercial real estate, municipal obligations and installment loans to customers throughout the state of Vermont. There are no significant industry concentrations in the loan portfolio. Total loans in the table above included $646 thousand and $618 thousand of net deferred loan origination costs at September 30, 2014 and December 31, 2013, respectively. The aggregate amount of overdrawn deposit balances classified as loan balances was $286 thousand and $895 thousand at September 30, 2014 and December 31, 2013, respectively.

The following table reflects our loan loss experience and activity in the allowance for credit losses by portfolio segment for the three months ended September 30, 2014:

	Commercial,
	financial and		Real estate-	Real estate-	Real estate-
(In thousands)	agricultural	Municipal	residential	commercial	construction	Installment	All Other	Total
Allowance for credit losses:
Beginning balance	$3,656	$386	$3,246	$5,089	$494	$18	$17	$12,906
Charge-offs	-	-	(7)	-	-	-	(48)	(55)
Recoveries	-	-	-	-	-	-	7	7
Provision (credit)	(253)	316	42	(45)	(94)	(2)	36	-
Ending balance	$3,403	$702	$3,281	$5,044	$400	$16	$12	$12,858

The following table reflects our loan loss experience and activity in the allowance for credit losses by portfolio segment for the nine months ended September 30, 2014:

	Commercial,
	financial and		Real estate-	Real estate-	Real estate-
(In thousands)	agricultural	Municipal	residential	commercial	construction	Installment	All Other	Total
Allowance for credit losses:
Beginning balance	3,354	768	3,081	5,085	512	18	10	$12,828
Charge-offs	(34)	-	(25)	-	-	-	(99)	(158)
Recoveries	3	-	20	-	-	1	14	38
Provision (credit)	80	(66)	205	(41)	(112)	(3)	87	150
Ending balance	$3,403	$702	$3,281	$5,044	$400	$16	$12	$12,858

The following table reflects our loan loss experience and activity in the allowance for credit losses by portfolio segment for the three months ended September 30, 2013:

	Commercial,
	financial and		Real estate-	Real estate-	Real estate-
(In thousands)	agricultural	Municipal	residential	commercial	construction	Installment	All Other	Total
Allowance for credit losses:
Beginning balance	$3,274	$400	$3,385	$5,018	$551	$21	$9	$12,658
Charge-offs	-	-	(49)	-	-	(9)	(27)	(85)
Recoveries	13	-	-	-	1	-	4	18
Provision (credit)	137	346	(192)	100	(19)	6	22	400
Ending balance	$3,424	$746	$3,144	$5,118	$533	$18	$8	$12,991

The following table reflects our loan loss experience and activity in the allowance for credit losses by portfolio segment for the nine months ended September 30, 2013:

	Commercial,
	financial and		Real estate-	Real estate-	Real estate-
(In thousands)	agricultural	Municipal	residential	commercial	construction	Installment	All Other	Total
Allowance for credit losses:
Beginning balance	$3,447	522	3,421	4,660	234	17	11	$12,312
Charge-offs	-	-	(152)	(1)	-	(9)	(75)	(237)
Recoveries	62	-	4	40	2	-	8	116
Provision (credit)	(85)	224	(129)	419	297	10	64	800
Ending balance	$3,424	$746	$3,144	$5,118	$533	$18	$8	$12,991

The allowance for credit losses consists of the allowance for loan losses and the reserve for undisbursed lines of credit. The reserve for undisbursed lines of credit is included in other liabilities on the balance sheet. The following presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment based upon impairment method at September 30, 2014:

	Commercial,
	financial and		Real estate-	Real estate-	Real estate-		All
(In thousands)	agricultural	Municipal	residential	commercial	construction	Installment	Other	Total
Allowance for credit losses:
Ending balance individually evaluated for impairment	$-	$-	$34	$66	$-	$-	$-	$100
Ending balance collectively evaluated for impairment	3,403	702	3,247	4,978	400	16	12	12,758
Totals	$3,403	$702	$3,281	$5,044	$400	$16	$12	$12,858
Financing receivables:
Ending balance individually evaluated for impairment	$64	$-	$514	$154	$-	$-	$-	$732
Ending balance collectively evaluated for impairment	183,005	96,258	472,472	381,147	17,970	4,793	286	1,155,931
Totals	$183,069	$96,258	$472,986	$381,301	$17,970	$4,793	$286	$1,156,663
Components:
Allowance for loan losses	$2,798	$688	$3,195	$5,005	$305	$16	$12	$12,019
Reserve for undisbursed lines of credit	605	14	86	39	95	-	-	839
Total allowance for credit losses	$3,403	$702	$3,281	$5,044	$400	$16	$12	$12,858

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

The table below presents the recorded investment of loans, including nonaccrual and restructured loans, segregated by class, with delinquency aging as of September 30, 2014:

							Greater
	30-59	60-89	90 Days				Than 90
	Days	Days	or More	Total Past			Days and
(In thousands)	Past Due	Past Due	Past Due	Due	Current	Total	Accruing
Commercial, financial and agricultural	$43	$95	$-	$138	$182,931	$183,069	$-
Municipal	-	-	-	-	96,258	96,258	-
Real estate-residential:
First mortgage	-	9	176	185	434,722	434,907	-
Second mortgage	28	-	79	107	37,972	38,079	-
Real estate-commercial:
Owner occupied	-	-	-	-	241,480	241,480	-
Non-owner occupied	-	-	-	-	139,821	139,821	-
Real estate-construction:
Residential	-	-	-	-	3,374	3,374	-
Commercial	-	-	-	-	14,596	14,596	-
Installment	-	-	-	-	4,793	4,793	-
All other loans	-	-	-	-	286	286	-
Total	$71	$104	$255	$430	$1,156,233	$1,156,663	$-

Of the total past due loans in the aging table above, $255 thousand are non-performing, none of which are restructured or greater than 90 days past due and accruing.  There were $175 thousand past due performing loans at September 30, 2014.

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

Impaired loans by class at September 30, 2014 and for the three and nine months ended September 30, 2014 are as follows:

				Three Months Ended		Nine Months Ended
				September 30, 2014		September 30, 2014
		Unpaid		Average	Interest	Average	Interest
	Recorded	Principal	Related	Recorded	Income	Recorded	Income
(In thousands)	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized
With no related allowance recorded
Commercial, financial and agricultural	$64	$65	$-	$66	$1	$65	$2
Real estate – residential:
First mortgage	280	418	-	283	1	284	7
Second mortgage	78	78	-	131	-	156	1
Real estate – commercial:
Owner occupied	-	-	-	-	-	17	1
With related allowance recorded
Commercial, financial and agricultural	-	-	-	-	-	16	-
Real estate – residential:
First mortgage	155	155	34	190	-	189	-
Real estate – commercial:
Owner occupied	155	173	66	156	-	159	-
Total
Commercial, financial and agricultural	64	65	-	66	1	81	2
Real estate – residential	513	651	34	604	1	629	8
Real estate – commercial	155	173	66	156	-	176	1
Total	$732	$889	$100	$826	$2	$886	$11

Impaired loans by class at December 31, 2013 and for the three and nine months ended September 30, 2013 are as follows:

				Three Months Ended		Nine Months Ended
				September 30, 2013		September 30, 2013
		Unpaid		Average	Interest	Average	Interest
	Recorded	Principal	Related	Recorded	Income	Recorded	Income
(In thousands)	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized
With no related allowance recorded
Commercial, financial and agricultural	$-	$-	$-	$272	$15	$223	$42
Real estate – residential:
First mortgage	410	629	-	463	24	622	68
Second mortgage	181	218	-	188	1	133	2
Real estate – commercial:
Owner occupied	-	-	-	107	-	83	15
Installment	-	-	-	-	-	1	-
With related allowance recorded
Commercial, financial and agricultural	20	21	2	333	-	342	-
Real estate – residential:
First mortgage	131	135	41	399	-	523	-
Second mortgage	-	-	-	18	-	317	-
Real estate – commercial:
Owner occupied	164	175	69	168	-	171	-
Installment	-	-	-	6	-	6	-
Total
Commercial, financial and agricultural	20	21	2	605	15	565	42
Real estate – residential	722	982	41	1,068	25	1,595	70
Real estate – commercial	164	175	69	275	-	254	15
Installment	-	-	-	6	-	7	-
Total	$906	$1,178	$112	$1,954	$40	$2,421	$127

Residential and commercial loans serviced for others at September 30, 2014 and December 31, 2013 amounted to approximately $13.33 million and $13.83 million, respectively.

Nonperforming loans at September 30, 2014 and December 31, 2013 are as follows:

(In thousands)	September 30, 2014	December 31, 2013
Nonaccrual loans	$308	$425
Loans greater than 90 days and accruing	-	75
Troubled debt restructurings ("TDRs")	424	406
Total nonperforming loans	$732	$906

Of the total TDRs in the table above, $222 thousand at September 30, 2014 and $235 thousand at December 31, 2013, are nonaccruing. We have reviewed all restructurings that occurred on or after January 1, 2014 for identification as TDRs. There were four TDRs that were restructured during 2014. We did not identify as a TDR any loan for which the allowance for credit losses had been measured under a general allowance for credit losses methodology.

TDRs represent balances where the existing loan was modified involving a concession in rate, term or payment amount due to the distressed financial condition of the borrower. All TDRs at September 30, 2014 continue to pay as agreed according to the modified terms and all but one of these loans are considered well-secured.  At September 30, 2014, there were no commitments to lend additional funds to borrowers whose loans have been modified in a TDR. We had no commitments to lend additional funds to borrowers whose loans were in nonaccrual status or to borrowers whose loans were 90 days past due and still accruing at September 30, 2014. Interest income on restructured loans during the three and nine months ended September 30, 2014 and 2013 was insignificant.

Nonaccrual loans by class as of September 30, 2014 and December 31, 2013 are as follows:

(In thousands)	September 30, 2014	December 31, 2013
Commercial, financial and agricultural	$11	$20
Real estate - residential:
First mortgage	218	299
Second mortgage	79	106
Total nonaccruing non-TDR loans	308	425
Nonaccruing TDR’s
Commercial, financial and agricultural	5	-
Real estate – residential:
First mortgage	62	71
Real estate - commercial:
Owner occupied	155	164
Total nonaccrual loans including TDRs	$530	$660

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

Below is a summary of loans by credit quality indicator as of September 30, 2014:

			Pass-	Special	Sub-
(In thousands)	Unrated	Pass	Watch	Mention	Standard	Total
Commercial, financial and agricultural	$247	$153,403	$10,772	$13,043	$5,604	$183,069
Municipal	55	73,502	20,804	1,897	-	96,258
Real estate – residential:
First mortgage	431,494	3,004	172	-	237	434,907
Second mortgage	38,079	-	-	-	-	38,079
Real estate – commercial:
Owner occupied	166	200,491	20,668	4,308	15,847	241,480
Non-owner occupied	130	119,757	18,095	258	1,581	139,821
Real estate – construction:
Residential	149	2,022	1,203	-	-	3,374
Commercial	190	11,999	444	-	1,963	14,596
Installment	4,756	37	-	-	-	4,793
All other loans	286	-	-	-	-	286
Total	$475,552	$564,215	$72,158	$19,506	$25,232	$1,156,663

Below is a summary of loans by credit quality indicator as of December 31, 2013:

			Pass-	Special	Sub-
(In thousands)	Unrated	Pass	Watch	Mention	Standard	Total
Commercial, financial and agricultural	$242	$152,466	$14,092	$96	$5,914	$172,810
Municipal	28	65,474	26,548	1,957	-	94,007
Real estate – residential:
First mortgage	449,951	2,520	-	65	543	453,079
Second mortgage	36,599	-	-	-	28	36,627
Real estate – commercial:
Owner occupied	165	187,779	17,236	2,342	16,894	224,416
Non-owner occupied	171	134,222	9,841	270	2,399	146,903
Real estate – construction:
Residential	904	1,591	-	-	-	2,495
Commercial	738	28,127	481	-	-	29,346
Installment	5,655	-	-	-	-	5,655
All other loans	895	-	-	-	-	895
Total	$495,348	$572,179	$68,198	$4,730	$25,778	$1,166,233

The amount of interest which was not earned, but which would have been earned had our nonaccrual and restructured loans performed in accordance with their original terms and conditions, was approximately $11 thousand and $32 thousand for the three months ended September 30, 2014 and 2013, respectively; and $29 thousand and $108 thousand for the nine months ended September 30, 2014 and 2013, respectively.

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

Financial instruments on a recurring basis

The table below presents the balance of financial assets and liabilities at September 30, 2014 measured at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Assets
U.S. Treasury Obligations	$20,017	$-	$20,017	$-
Agency MBSs	89,267	-	89,267	-
Agency CMBSs	17,460	-	17,460	-
Agency CMOs	58,917	-	58,917	-
ABSs	388	-	388	-
Interest rate swap agreements	381	-	381	-
Total assets	$186,430	$-	$186,430	$-
Liabilities
Interest rate swap agreements	906	-	906	-
Total liabilities	$906	$-	$906	$-

The table below presents the balance of financial assets and liabilities at December 31, 2013 measured at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Assets
U.S. Treasury Obligations	$100	$-	$100	$-
Agency MBSs	99,271	-	99,271	-
Agency CMBSs	17,638	-	17,638	-
Agency CMOs	97,209	-	97,209	-
CLOs	37,907	-	37,907	-
ABSs	388	-	388	-
Interest rate swap agreements	803	-	803	-
Total assets	$253,316	$-	$253,316	$-
Liabilities
Interest rate swap agreements	1,529	-	1,529	-
Total liabilities	$1,529	$-	$1,529	$-

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

There were no transfers between Level 1 and Level 2 for the three and nine months ended September 30, 2014.  There were no Level 3 assets measured at fair value on a recurring basis during the three and nine months ended September 30, 2014.

Financial instruments on a non-recurring basis

Certain financial assets are also measured at fair value on a non-recurring basis; however, they were not material at September 30, 2014 or December 31, 2013. These financial assets include impaired loans and OREO.

The table below presents the balance of financial instruments by class at September 30, 2014 measured at fair value:

	Carrying
(In thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$119,657	$119,657	$119,657	$-	$-
Securities available for sale	186,049	186,049	-	186,049	-
Securities held to maturity	142,110	140,411	-	140,411	-
FHLB stock	4,378	N/A	N/A	N/A	N/A
Loans, net of allowance for loan losses	1,144,644	1,143,582	-	-	1,143,582
Interest rate contract-cash flow hedge	381	381	-	381	-
Accrued interest receivable	3,309	3,309	-	806	2,503
Total assets	$1,600,528	$1,593,389	$119,657	$327,647	$1,146,085

Deposits	$1,304,081	$1,304,361	$1,070,105	$234,256	$-
Securities sold under agreement to repurchase	188,157	188,140	-	188,140	-
Other long-term debt	2,341	2,275	-	2,275	-
Junior subordinated debentures issued to unconsolidated subsidiary trust	20,619	14,259	-	14,259	-
Interest rate contract-cash flow hedge	906	906	-	906	-
Accrued interest payable	171	171	15	156	-
Total liabilities	$1,516,275	$1,510,112	$1,070,120	$439,992	$-

The table below presents the balance of financial instruments by class at December 31, 2013 measured at fair value:

	Carrying
(In thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$115,471	$115,471	$115,471	$-	$-
Securities available for sale	252,513	252,513	-	252,513	-
Securities held to maturity	140,826	137,087	-	137,087	-
FHLB stock	7,496	N/A	N/A	N/A	N/A
Loans, net of allowance for loan losses	1,154,191	1,155,348	-	-	1,155,348
Interest rate swap agreement	803	803	-	803	-
Accrued interest receivable	3,982	3,982	-	958	3,024
Total assets	$1,675,282	$1,665,204	$115,471	$391,361	$1,158,372

Deposits	$1,323,576	$1,324,634	$1,018,470	$306,162	$-
Securities sold under agreement to repurchase	250,314	250,290	-	250,290	-
Other long-term debt	2,403	2,287	-	2,287	-
Junior subordinated debentures issued to unconsolidated subsidiary trust	20,619	14,189	-	14,189	-
Interest rate swap agreement	1,529	1,529	-	1,529	-
Accrued interest payable	214	214	15	199	-
Total liabilities	$1,598,655	$1,593,143	$1,018,485	$574,656	$-

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

Commitments to Extend Credit and Standby Letters of Credit - The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of financial standby letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties. The fair value of commitments to extend credit and standby letters of credit is approximately $76 thousand at September 30, 2014 and $47 thousand as of December 31, 2013, respectively.

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

The following tables summarize the components of net periodic benefit cost and other changes in Pension Plan assets and benefit obligations recognized for the three and nine months ended September 30, 2014 and 2013:

	Three Months		Nine Months
	Ended September		Ended September
(In thousands)	2014	2013	2014	2013
Interest cost	$116	$105	$348	$314
Expected return on plan assets	(265)	(247)	(795)	(741)
Service costs	11	10	33	40
Net loss amortization	31	87	97	266
Net periodic pension cost	$(107)	$(45)	$(317)	$(121)

We have no minimum required contribution for 2014.

Our Pension Investment Policy Statement sets forth the investment objectives and constraints of the Pension Plan. The purpose of the policy is to assist our Retirement Plan Committee in effectively supervising, monitoring, and evaluating the Pension Plan.

NOTE 7: EARNINGS PER SHARE

The following table presents reconciliations of the calculations of basic and diluted earnings per share for the three and nine months ended September 30, 2014 and 2013:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(In thousands except per share data)	2014	2013	2014	2013
Net income	$2,806	$3,674	$9,623	$11,308
Weighted average common shares outstanding	6,329	6,309	6,325	6,298
Dilutive effect of common stock equivalents	16	15	19	13
Weighted average common and common equivalent
shares outstanding	6,345	6,324	6,344	6,311
Basic earnings per common share	$0.44	$0.58	$1.52	$1.80
Diluted earnings per common share	$0.44	$0.58	$1.52	$1.79

Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding for the three and nine months ended September 30, 2014 and 2013. The computation of diluted earnings per share excludes the effect of assuming the exercise of certain outstanding stock options because the effect would be anti-dilutive. There were no anti-dilutive options outstanding for the three and nine months ended September 30, 2014 or 2013.

NOTE 8: STOCK REPURCHASE PROGRAM

We extended our stock buyback program through January 2015. Under the program, which was originally adopted in January 2007, we may repurchase up to 200,000 shares of our common stock on the open market from time to time, and have purchased 143,475 shares at an average price per share of $22.94 since the program’s adoption. We did not repurchase any of our shares during 2013 or during the first nine months of 2014, and do not expect to repurchase shares in the near future.

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

Disclosures are required regarding liability-recognition for the fair value at issuance of certain guarantees. We do not issue any guarantees that would require liability-recognition or disclosure, other than our standby letters of credit. We have issued conditional commitments in the form of standby letters of credit to guarantee payment on behalf of a customer and guarantee the performance of a customer to a third party. Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit totaled approximately $7.58 million and $4.73 million at September 30, 2014 and December 31, 2013, respectively, and represent the maximum potential future payments we could be required to make. Typically, these instruments have terms of 12 months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance sheet instruments. Our policies governing loan collateral apply to standby letters of credit at the time of credit extension. Loan-to-value ratios are generally consistent with loan-to-value requirements for other commercial loans secured by similar types of collateral.

We may enter into commitments to sell loans, which involve market and interest rate risk. There were no such commitments at September 30, 2014 or December 31, 2013.

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

NOTE 10: COMPREHENSIVE INCOME

The accumulated balances for each classification of other comprehensive income are as follows:

Unrealized
Gains
(Losses) on
Securities
Unrealized	Transferred
Gains (Losses)	From	Accumulated
on Securities	Available-For-	Other
Available-For-	Sale to Held-	Pension	Interest Rate	Comprehensive
(In thousands)	Sale	To-Maturity	Plan	Swaps	Income (Loss)
Balance June 30, 2014	$1,436	$(3,064)	$(1,748)	$(407)	$(3,783)
Other comprehensive income before reclassifications	(589)	-	-	66	(523)
Accretion of unrealized losses of securities transferred from available-for-sale to held-to-maturity recognized in other comprehensive income	-	127	-	-	127
Reclassification adjustments for (gains) losses reclassified into income	24	-	21	-	45
Net current period other comprehensive income	(565)	-	127	21	66	(351)
Balance September 30, 2014	$871	$(2,937)	$(1,727)	$(341)	$(4,134)

Beginning Balance December 31, 2013	$(162)	$(3,296)	$(1,790)	$(472)	$(5,720)
Other comprehensive income before reclassifications	1,110	-	-	131	1,241
Transfer of securities from available-for-sale to held-to-maturity	(8)	8	-	-	-
Accretion of unrealized losses of securities transferred from available-for-sale to held-to-maturity recognized in other comprehensive income	-	351	-	-	351
Reclassification adjustments for (gains) losses reclassified into income	(69)	-	63	-	(6)
Net current period other comprehensive income	1,033	359	63	131	1,586
Balance September 30, 2014	$871	$(2,937)	$(1,727)	$(341)	$(4,134)

All amounts in the tables above are net of tax. Amounts in parentheses indicate debits.

Details of amounts reclassified from accumulated comprehensive income for the three and nine months ended September 30, 2014 and  2013 are presented below:

	Three Months	Nine Months
Details about Accumulated Other	Ended	Ended
Comprehensive Income Components	September 30,	September 30,	Affected Line Item in the Statement
(In thousands)	2014	2014	Where Net Income is Presented
Unrealized gains on securities	$37	$(106)	Net (gains) losses on investment securities
	37	(106)	Total before tax
	(13)	37	Provision for income taxes
	$24	$(69)	Net of tax

Pension and postretirement benefit plans	$31	$97	Compensation and benefits
	31	97	Total before tax
	(10)	(34)	Provision for income taxes
	$21	$63	Net of tax

Total reclassification adjustments	$45	$(6)

	Three Months	Nine Months
Details about Accumulated Other	Ended	Ended
Comprehensive Income Components	September 30,	September 30,	Affected Line Item in the Statement
(In thousands)	2013	2013	Where Net Income is Presented
Unrealized gains on securities	$(1)	$12	Net (gains) losses on investment securities
	(1)	12	Total before tax
	1	(4)	Provision for income taxes
	$-	$8	Net of tax

Pension and postretirement benefit plans	$87	$266	Compensation and benefits
	87	266	Total before tax
	(30)	(93)	Provision for income taxes
	$57	$173	Net of tax

Total reclassification adjustments	$57	$181

NOTE 11: DERIVATIVE FINANCIAL INSTRUMENTS

At September 30, 2014 and December 31, 2013, we had an interest rate swap with a notional amount of $10 million that was designated as a cash flow hedge. The swap was used to convert a portion of the floating rate interest on our trust preferred issuance to a fixed rate of interest. Each quarter we assess the effectiveness of the hedging relationships by comparing the changes in cash flows of the derivative hedging instruments with the changes in cash flows of the designated hedged item. There was no ineffective portion recognized in earnings during the three and nine months ended September 30, 2014 or September 30, 2013. The fair value of $(524) thousand and $(726) thousand was reflected in other comprehensive income in the accompanying consolidated balance sheets at September 30, 2014 and December 31, 2013, respectively.

We are party to interest rate swaps with a notional amount of $40.2 million with certain of our commercial customers.  In order to minimize our risk, these customer derivatives (pay floating/receive fixed swaps) have been offset with essentially matching interest rate swaps with our counterparty totaling $40.2 million (pay fixed/receive floating swaps). At September 30, 2014, the weighted average receive rate of these interest rate swaps was 1.84%, the weighted average pay rate was 3.63% and the weighted average maturity was 12.3 years.  The fair values of $381 thousand were reflected in other assets and other liabilities, respectively, in the accompanying consolidated balance sheets at September 30, 2014.  The fair values of $803 thousand were reflected in other assets and other liabilities, respectively, in the accompanying consolidated balance sheets at December 31, 2013.  Hedge accounting has not been applied for these derivatives.  Because the terms of the swaps with our customer and the other financial institution offset each other, with the only difference being counterparty credit risk, changes in the fair value of the underlying derivative contracts are not materially different and do not significantly impact our results of operations.

We are party to interest rate swaps with notional amounts totaling $9.36 million that were designated as fair value hedges of certain fixed rate loans with municipalities. At September 30, 2014, the weighted average receive rate of these interest rate swaps was 1.54%, the weighted average pay rate was 3.26% and the weighted average maturity was 17.8 years. The amounts recognized in earnings and other assets for the ineffective portion of the interest swaps were immaterial.

We assessed our counterparty risk at September 30, 2014 and determined any credit risk inherent in our derivative contracts was insignificant. Information about the fair value of derivative financial instruments can be found in Note 5 to these consolidated financial statements.

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

GENERAL

The following discussion and analysis of financial condition as of September 30, 2014 and December 31, 2013 and results of operations of Merchants and its subsidiaries for the three and nine months ended September  30, 2014 and 2013 should be read in conjunction with the consolidated financial statements and notes thereto and selected statistical information appearing elsewhere in this Quarterly Report on Form 10-Q. The financial condition and results of operations of Merchants essentially reflect the operations of its principal subsidiary, Merchants Bank.

RESULTS OF OPERATIONS

Overview

We realized net income of $2.81 million and $9.62 million, or diluted earnings per share of $0.44 and $1.52 for the three and nine months ended September 30, 2014, respectively.  This compares to net income of $3.67 million and $11.31 million, or diluted earnings per share of $0.58 and $1.79 for the three and nine months ended September 30, 2013, respectively. The return on average assets was 0.68% and 0.77% for the three and nine months ended September 30, 2014, respectively, compared to 0.88% and 0.90% for the same periods in 2013. The return on average equity was 9.02% and 10.48% for the three and nine months ended September 30, 2014, respectively, compared to 12.89% and 12.94% for the same periods in 2013. We declared and distributed dividends of $0.28 and $0.84 per share during the three and nine months ended September 30, 2014, respectively. We declared a dividend of $0.28 per share, payable November 13, 2014, to shareholders of record as of October 30, 2014.

Shareholders’ equity ended the quarter at $125.74 million, and our book value per share increased to $19.86 per share at September 30, 2014 from $18.93 at December 31, 2013.  Our capital ratios remain strong at September 30, 2014. Our capital ratios remain strong, with a Tier 1 leverage ratio of 8.95%, a total risk-based capital ratio of 17.29% and a tangible capital ratio of 7.63%.  At September 30, 2014 our Tier 1 leverage ratio was 8.95%, total risk-based capital ratio was 17.29% and our tangible capital ratio was 7.63%.

➢

Net interest income - Our taxable equivalent net interest income was $12.01 million and $36.50 million for the three and nine months ended September 30, 2014, respectively, compared to $12.71 million and $38.24 million for the same periods in 2013.  Our taxable equivalent net interest margin was 3.03% and 3.07% for the quarter and nine months ended September 30, 2014, compared to 3.14% and 3.17% for the same periods in 2013.

➢	Provision for Credit Losses – We did not book a provision for credit losses for the third quarter of 2014. Asset quality continues to improve and net charge-offs were negligible.
➢

Loans - Quarterly average loan balances for the third quarters of 2014 and 2013 were $1.16 billion and $1.15 billion, respectively, and ending loan balances were $1.16 billion and $1.17 billion at September 30, 2014 and September 30, 2013, respectively.

➢

Deposits – Quarterly average deposits for the third quarters of 2014 and 2013 were $1.34 billion and ending deposit balances were $1.30 billion and $1.33 billion at September 30, 2014 and 2013, respectively.

➢

Non-interest income - Total noninterest income increased $90 thousand to $2.88 million for the third quarter of 2014 compared to the third quarter of 2013 and increased $537 thousand for the first nine months of 2014 compared to the first nine months of 2013.

➢

Non-interest expense – Total noninterest expense increased $1.10 million to $10.72 million for the third quarter of 2014 compared to the same period in 2013. Excluding core system conversion costs of $442 thousand and a severance accrual of $410 thousand total noninterest expense increased $244 thousand for the third quarter of 2014 compared to the same period in 2013.

Net Interest Income

As shown on the tables on pages 31 and 32, our taxable equivalent net interest income was $12.01 million and $36.50 million for the three and nine months ended September 30, 2014, respectively, compared to $12.71 million and $38.24 million for the same periods in 2013.   Our taxable equivalent net interest margin was 3.03% and 3.07% for the quarter and nine months ended September 30, 2014, compared to 3.14% and 3.17% for the same periods in 2013. The margin decreased by three basis points during the third quarter of 2014 and has decreased by seven basis points over the course of 2014.  We have continued to increase balance sheet liquidity  and  reduce  price  volatility  exposure  in  our  investment  portfolio  by  allowing  the investment portfolio to run off and holding a larger percentage of our balance sheet in cash, which has compressed asset yields.  These changes have shortened our assets and caused us to give up some current income, but have reduced price volatility exposure on our balance sheet and better positioned us for rising rates. At the same time our loan yields have continued to compress due to a combination of the extended low interest rate environment, tighter credit spreads and competitive  pressures.   Additionally, we have continued to increase our variable rate loan portfolio.   Average variable rate loans for the third quarter of 2014 were $321.33 million, a $17.27 million increase over the third quarter of 2013.  These loans have a lower current yield than fixed rate loans, but will have higher yields when rates start to rise.

The following tables present an analysis of net interest income and illustrate interest income earned and interest expense charged for each major component of interest earning assets and interest bearing liabilities. Yields/rates are computed on a fully taxable-equivalent basis, using a 35% rate.  Nonaccrual loans are included in the average loan balance outstanding.

	Three Months Ended
	September 30, 2014			September 30, 2013
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
(In thousands, fully taxable equivalent)	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS:
Loans, including fees on loans	$ 1,162,236	$ 11,151	3.81%	$ 1,154,967	$ 11,631	4.00%
Investments	341,165	1,885	2.19%	427,414	2,301	2.14%
Interest-earning deposits with banks and other short-term investments	72,400	37	0.20%	21,700	13	0.24%
Total interest earning assets	1,575,801	$ 13,073	3.29%	1,604,081	13,945	3.45%
Allowance for loan losses	(12,090)			(11,946)
Cash and due from banks	27,871			27,913
Bank premises and equipment, net	15,923			16,392
Bank owned life insurance	10,190			-
Other assets	24,695			25,077
Total assets	$ 1,642,390			$ 1,661,517

LIABILITIES AND SHAREHOLDERS' EQUITY:
Interest-bearing deposits:
Savings, interest bearing checking and money market accounts	$ 612,811	$ 370	0.24%	$ 772,234	$ 416	0.21%
Time deposits	247,297	433	0.70%	318,795	532	0.66%
Total interest bearing deposits	860,108	803	0.37%	1,091,029	948	0.34%
Short-term borrowings	96	0	0.00%	26,451	21	0.32%
Securities sold under agreements to repurchase, short-term	152,451	62	0.16%	145,962	62	0.17%
Other long-term debt	2,348	12	2.04%	2,430	12	2.04%
Junior subordinated debentures issued to unconsolidated subsidiary trust	20,619	189	3.71%	20,619	189	3.71%
Total borrowed funds	175,514	263	0.60%	195,462	284	0.58%
Total interest bearing liabilities	1,035,622	$ 1,066	0.41%	1,286,491	$ 1,232	0.38%
Noninterest bearing deposits	475,101			252,795
Other liabilities	7,250			8,150
Shareholders' equity	124,417			114,081
Total liabilities and shareholders' equity	$ 1,642,390			$ 1,661,517

Net interest earning assets	$ 540,179			$ 317,590

Net interest income (fully taxable equivalent)		$ 12,007			$ 12,713
Tax equivalent adjustment		(509)			(561)
Net interest income		$ 11,498			$ 12,152

Net interest rate spread			2.88%			3.07%

Net interest margin			3.03%			3.14%

	Nine Months Ended
	September 30, 2014			September 30, 2013
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
(In thousands, fully taxable equivalent)	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS:
Loans, including fees on loans	$ 1,166,197	$ 33,727	3.86%	$ 1,121,404	$ 34,392	4.10%
Investments	360,790	6,145	2.28%	470,911	7,649	2.17%
Interest-earning deposits with banks and other short-term investments	64,328	110	0.23%	21,265	38	0.24%
Total interest earning assets	1,591,315	$ 39,982	3.36%	1,613,580	42,079	3.49%
Allowance for loan losses	(12,138)			(11,827)
Cash and due from banks	27,646			26,232
Bank premises and equipment, net	15,578			16,368
Bank owned life insurance	10,110			0
Other assets	26,858			30,373
Total assets	$ 1,659,369			$ 1,674,726

LIABILITIES AND SHAREHOLDERS' EQUITY:
Interest-bearing deposits:
Savings, interest bearing checking and money market accounts	$ 715,869	$ 1,283	0.24%	$ 727,042	$ 758	0.14%
Time deposits	271,062	1,358	0.67%	325,718	1,664	0.68%
Total interest bearing deposits	986,931	2,641	0.36%	1,052,760	2,422	0.31%
Short-term borrowings	283	-	0.00%	23,009	51	0.29%
Securities sold under agreements to repurchase, short-term	181,002	241	0.18%	212,755	766	0.48%
Other long-term debt	2,369	37	2.09%	2,450	37	2.03%
Junior subordinated debentures issued to unconsolidated subsidiary trust	20,619	561	3.70%	20,619	565	3.73%
Total borrowed funds	204,273	839	0.55%	258,833	1,419	0.73%
Total interest bearing liabilities	1,191,204	$ 3,480	0.39%	1,311,593	$ 3,841	0.39%
Noninterest bearing deposits	337,546			238,655
Other liabilities	8,204			7,952
Shareholders' equity	122,415			116,526
Total liabilities and shareholders' equity	$ 1,659,369			$ 1,674,726

Net interest earning assets	$ 400,111			$ 301,987

Net interest income (fully taxable equivalent)		$ 36,502			$ 38,238
Tax equivalent adjustment		(1,567)			(1,528)
Net interest income		$ 34,935			$ 36,710

Net interest rate spread			2.97%			3.10%

Net interest margin			3.07%			3.17%

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

Analysis of Changes in Fully Taxable Equivalent Net Interest Income

	Three Months Ended
	September 30,		Increase	Due to
(In thousands)	2014	2013	(Decrease)	Volume	Rate	Volume/Rate
Fully taxable equivalent interest income:
Loans	$ 11,151	$ 11,631	$ (480)	$ 73	$ (531)	$ (22)
Investments	1,885	2,301	(416)	(464)	61	(13)
Interest earning deposits with banks and other short-term investments	37	13	24	30	(2)	(4)
Total interest income	13,073	13,945	(872)	(361)	(472)	(39)
Less interest expense:
Savings, interest bearing checking and money market accounts	370	416	(46)	(86)	51	(11)
Time deposits	433	532	(99)	(119)	27	(7)
FHLB and other short-term borrowings	0	21	(21)	(21)	-	-
Securities sold under agreements to repurchase, short-term	62	62	(0)	3	(3)	-
Other long-term debt	12	12	-	-	-	-
Junior subordinated debentures issued to unconsolidated subsidiary trust	189	189	-	-	1	(1)
Total interest expense	1,066	1,232	(166)	(223)	76	(19)
Net interest income	$ 12,007	$ 12,713	$ (706)	$ (138)	$ (548)	$ (20)

	Nine Months Ended
	September 30,		Increase	Due to
(In thousands)	2014	2013	(Decrease)	Volume	Rate	Volume/Rate
Fully taxable equivalent interest income:
Loans	$ 33,727	$ 34,392	$ (665)	$ 1,374	$ (1,976)	$ (63)
Investments	6,145	7,649	(1,504)	(1,787)	377	(94)
Interest earning deposits with banks and other short-term investments	110	38	72	77	(2)	(3)
Total interest income	39,982	42,079	(2,097)	(336)	(1,601)	(160)
Less interest expense:
Savings, interest bearing checking and money market accounts	1,283	758	525	(12)	542	(5)
Time deposits	1,358	1,664	(306)	(278)	(25)	(3)
FHLB and other short-term borrowings	-	51	(51)	(51)	-	-
Securities sold under agreements to repurchase, short-term	241	766	(525)	(114)	(480)	69
Other long-term debt	37	37	0	(1)	1	-
Junior subordinated debentures issued to unconsolidated subsidiary trust	561	565	(4)	-	(20)	16
Total interest expense	3,480	3,841	(361)	(456)	18	77
Net interest income	$ 36,502	$ 38,238	$ (1,736)	$ 120	$ (1,619)	$ (237)

Provision for Credit Losses

We did not record a provision for credit losses during the third quarter of 2014, and year to date we have recorded a $150 thousand  provision for credit losses compared to $400 thousand and $800 thousand for the three and nine months ended  September 30, 2013.  Credit quality improved further during the quarter.  Our nonperforming loans were 0.02% of total loans at September 30, 2014, and loans past due 30-89 days were 0.01% of total loans at September 30, 2014. Net charge-offs during 2014 have been negligible. For a more detailed discussion of the Allowance and nonperforming assets, see “Credit Quality and Allowance for Credit Losses” beginning on page 35.

NONINTEREST INCOME AND EXPENSES

Noninterest income

Total noninterest income increased $90 thousand to $2.88 million for the third quarter of 2014 compared to the third quarter of 2013 and increased $537 thousand for the first nine months of 2014 compared to the first nine months of 2013. Excluding net gains (losses) on investment securities, total noninterest income increased $128 thousand and $419 thousand for the third quarter and first nine months of 2014, respectively, compared to the same periods in 2013.   Trust division income increased $97 thousand and $259 thousand for the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013 as trust division assets under management have continued to show strong growth and now total $628 million. Service charges on deposits increased $40 thousand and $83 thousand for the three and nine months ended September 30, 2014 compared to the same periods in 2013, a result of an increase in cash management fees and business checking service charges.   We continue to experience pressure on our overdraft and net debit card fee income.

Noninterest expense

Total noninterest expense increased $1.10 million to $10.72 million for the third quarter of 2014 compared to the same period in 2013 and increased $2.02 million to $30.97 million for the first nine months of 2014 compared to the same period in 2013. We absorbed $442 thousand and $830 thousand in core conversion expenses during the three and nine months ended September 30, 2014.  Excluding core conversion expenses and a one-time $410 thousand severance accrual recorded during the third quarter, total noninterest expenses increased $244 thousand and $779 thousand for the three and nine months ended September 30, 2014.  In total, we expect to incur approximately $1.30 million in expenses related to the core conversion during 2014 and expect to realize annual cost savings and additional revenue opportunities of approximately $800 thousand starting in November of this year.

Compensation and benefits increased $391 thousand and $847 thousand for the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013. The increase was a result of additional investments we have made in the Finance and Risk areas combined with lower credits related to loan originations, as well as the previously mentioned severance accrual. Occupancy and equipment costs were $132 thousand higher for the third quarter of 2014 compared to 2013, and were $359 thousand higher for the first three quarters of 2014 compared to 2013, a result of investments we have made recently to update, and in some cases, combine our facilities.  Marketing expenses for the third quarter of 2014 were $521 thousand, $128 thousand higher than the third quarter of 2013, and were $1.16 million year to date, unchanged from the first nine months of 2013.

Income Taxes

During the first quarter of 2014 we adopted, and applied retrospectively, Financial Accounting Standards Board Accounting Standards Update 2014-01, “Accounting for Investments in Qualified Affordable Housing Projects” which allows investors in low income housing tax credit entities that meet certain conditions to account for the investments entirely in income tax expense, which we believe more accurately reflects the economics of the investment.  The application of this standard reduced total noninterest expense by $327 thousand and $981 thousand for the quarter and nine months ended September 30, 2014, respectively; and by $271 thousand and $811 thousand for the quarter and nine months ended September 30, 2013, respectively and increased income tax expense by an equivalent amount.  The application of the standard also increased our effective tax rate to 23% from 16%  and 17% for the three months and nine months ended September 30, 2014, respectively, and to 25% from 21% for the three and nine months ended September 30, 2013, respectively.

BALANCE SHEET ANALYSIS

Loans

Quarterly average loan balances for the third quarter of 2014 were $1.16 billion, $7.27 million higher than quarterly average balances for the third quarter of 2013, but $7.70 million lower than quarterly average balances for the fourth quarter of last year. Loan balances reflect modest origination activity which was more than offset by amortization and prepayments.

The composition of our loan portfolio is shown in the following table as of the dates indicated:

(In thousands)	September 30, 2014	June 30, 2014	December 31, 2013	September 30, 2013
Commercial, financial and agricultural	$183,069	$193,806	$172,810	$163,138
Municipal loans	96,258	46,358	94,007	96,491
Real estate loans – residential	472,986	476,696	489,706	493,667
Real estate loans – commercial	381,301	372,825	371,319	373,085
Real estate loans – construction	17,970	32,336	31,841	32,768
Installment loans	4,793	4,238	5,655	5,898
All other loans	286	252	895	454
Total loans	$1,156,663	$1,126,511	$1,166,233	$1,165,501

Totals above are shown net of deferred loan fees of $646 thousand, $582 thousand, $618 thousand, and $561 thousand for September 30, 2014, June 30, 2014, December 31, 2013, and September 30, 2013, respectively.

Investments

The investment portfolio is used to generate interest income, manage liquidity and mitigate interest rate sensitivity. The  average  investment  portfolio  for  the  third  quarter  of  2014  was  $336.29 million,  a  reduction  of $66.71 million from average balances for the fourth quarter of 2013.  The ending balance in the investment portfolio at September 30, 2014 was $328.16 million, compared to $335.44 million at June 30, 2014 and $393.34 million at December 31, 2013. The book balance of the portfolio at September 30, 2014 includes a $1.37 million unrealized gain on the available for sale portion of the investment portfolio, compared to an unrealized loss of ($220) thousand at December 31, 2013. Interest rates have trended down over the course of 2014 which has positively impacted the value of our largely fixed rate investment portfolio.  We sold $14.35 million in securities during the quarter for a small loss.  We sold bonds that had higher than average price volatility and lower than average yields to continue to reduce the exposure to rising rates and the risk to tangible capital in the investment portfolio. We also took advantage of an opportunity to unwind our remaining CLO portfolio.

The composition of our investment portfolio as of September 30, 2014, including both available for sale and held to maturity securities, consisted of the following:

	Amortized	Fair
(In thousands)	Cost	Value
Available for Sale:
U.S. Treasury Obligations	$20,057	$20,017
Residential Real Estate Mortgage-backed Securities ("Agency MBSs")	87,162	89,267
Agency Commercial Mortgage Backed Securities ("Agency CMBSs")	17,988	17,460
Non-agency Collateralized Mortgage Obligations ("Non-agency CMOs")	59,118	58,917
Asset Backed Securities ("ABSs")	353	388
Total Available for Sale	$184,678	186,049
Held to Maturity:
U.S. Agency Obligations	22,259	22,379
U.S. Government Sponsored Enterprises ("U.S. GSEs")	9,483	9,335
Federal Home Loan Bank ("FHLB") Obligations	4,711	4,712
Agency Collateralized Mortgage Obligations	8,347	8,464
Agency MBSs	97,310	95,521
Total Held to Maturity	142,110	140,411
Total Securities	$326,788	$326,460

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

Deposits and Other Liabilities

Quarterly average deposits for the third quarter of 2014 were $1.34 billion, an $8.62 million decrease compared to quarterly average deposits for the third quarter of 2013. Growth in business demand deposits and retail money market categories has been offset by reduced time deposit balances. During the quarter we reduced our interest rate on our free checking for life accounts from 0.01% to zero and reclassed balances totaling $214.93 million at September 30, 2014 from interest bearing deposits to noninterest bearing deposits. Average securities sold under agreement to repurchase, which represent collateralized customer accounts, declined to $152.45 million at September 30, 2014 from $212.31 million at December 31, 2013 as a result of seasonal municipal cash flows; average balances were $6.49 million higher compared to the third quarter of 2013.

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

The following table summarizes our nonperforming loans and nonperforming assets as of the dates indicated:

(In thousands)	September 30, 2014	June 30, 2014	December 31, 2013	September 30, 2013
Nonaccrual loans	$308	$372	$425	$2,236
Loans past due 90 days or more and still accruing	-	79	75	83
Troubled debt restructurings ("TDR")	424	437	406	365
Total nonperforming loans ("NPL")	732	888	906	2,684
OREO	-	-	108	23
Total nonperforming assets ("NPA")	$732	$888	$1,014	$2,707

Non-performing loans at September  30, 2014 were $732 thousand, 0.06% of total loans. Of the $732 thousand in nonperforming loans in the table above, $219 thousand are commercial and commercial real estate loans and $513 thousand are residential mortgages and home equity loans.

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

TDRs represent balances where the existing loan was modified involving a concession in rate, term or payment amount due to the distressed financial condition of the borrower. At September 30, 2014, $222 thousand of TDRs were in nonaccrual status and $202 thousand were accruing interest.

Excluded from the nonperforming balances discussed above are loans that are 30 to 89 days past due, which are not necessarily considered classified or impaired.  Accruing loans 30 to 89 days past due as a percentage of total loans as of the periods indicated are presented in the following table:

Period Ended	30-89 Days
September 30, 2014	0.02%
June 30, 2014	0.01%
December 31, 2013	0.03%
September 30, 2013	0.01%

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

Loans may be returned to accrual status when there is a sustained period of repayment performance (generally a minimum of three months) by the borrower, in accordance with the contractual terms of the loans and all principal and interest amounts contractually due, including arrearages, are reasonably assured of repayment within an acceptable period of time.

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

A loan remains in nonaccruing status until the factors which suggest doubtful collectability no longer exist, the loan is liquidated, or when the loan is determined to be uncollectible, and is charged off against the allowance for loan losses.  In those cases where a nonaccruing loan is secured by real estate, we can, and may, initiate foreclosure proceedings.  The result of such action will either be to cause repayment of the loan with the proceeds of a foreclosure sale or to give us possession of the collateral in order to manage a future resale of the real estate.  Foreclosed property is recorded at the lower of its cost or estimated fair value, less any estimated costs to sell and is actively marketed.  Any cost in excess of the estimated fair value on the transfer date is charged to the allowance for loan losses, while further declines in market values are recorded as OREO expense in the consolidated statements of income. Impaired loans, which primarily consist of non-accruing residential mortgage and commercial real estate loans and TDRs, totaled $732 thousand and $906 thousand at September 30, 2014 and December 31, 2013, respectively.  At September 30, 2014, impaired loans with a recorded investment were $310 thousand and had specific reserve allocations totaling $100 thousand.

Substandard loans at September 30, 2014 totaled $25.23 million, of which $24.83 million in loans continue to accrue interest.   Loans identified as substandard have well-defined weaknesses that, if not addressed, could result in a loss.  These accruing substandard loans have generally continued to pay promptly and Management conducts regularly scheduled comprehensive reviews of the borrowers’ financial condition, payment performance, accrual status and collateral.  These reviews also ensure that these troubled accounts are properly administered with a focus on loss mitigation and that any potential loss exposures are appropriately quantified, and reserved for. The findings of this review process are a key component in assessing the adequacy of our loan loss reserve.

Accruing substandard loans at September 30, 2014 reflect a $400 thousand decrease in balances since December 31, 2013. At September 30, 2014, accruing substandard loans related to owner-occupied commercial and construction real estate totaled $16.73 million, investor commercial real estate loans totaled $1.23 million, residential mortgage loans totaled $4 thousand, residential investment real estate loans totaled $1.28 million, and $5.59 million in substandard loans are outstanding to corporate borrowers in a variety of different industries. Eleven borrowers in a variety of industries account for 85% of the total accruing substandard loans, and approximately $659 thousand of the total accruing substandard loans carry some form of government guarantee.

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

The following table reflects our loan loss experience and activity in the Allowance for the periods indicated:

	Three Months	Nine Months	Three Months	Nine Months
	Ended	Ended	Ended	Ended
(In thousands)	September 30, 2014	September 30, 2014	September 30, 2013	September 30, 2013
Average loans during the period	$1,162,236	$1,166,197	$1,154,967	$1,121,404
Allowance beginning of the year	12,906	12,828	12,658	12,312
Charge-offs:
Commercial, financial & agricultural	-	(34)	-	-
Real estate - residential	(7)	(25)	(49)	(152)
Real estate - commercial	-	-	-	(1)
Other	(48)	(99)	(36)	(84)
Total charge-offs	(55)	(158)	(85)	(237)
Recoveries:
Commercial, financial & agricultural	-	3	13	62
Real estate - residential	-	20	-	4
Real estate - commercial	-	-	-	40
Real estate - construction	-	-	1	2
Installment	-	1	-	-
Other	7	14	4	8
Total recoveries	7	38	18	116
Net recoveries (charge-offs)	(48)	(120)	(67)	(121)
Provision for credit losses	-	150	400	800
Allowance end of year	$12,858	$12,858	$12,991	$12,991
Ratio of net (charge-offs) recoveries to average loans outstanding	(0.02)%	(0.01)%	(0.02)%	(0.01)%

Components:
Allowance for loan losses	$12,019	$12,019	$12,199	$12,199
Reserve for undisbursed lines of credit	839	839	792	792
Allowance for credit losses	$12,858	$12,858	$12,991	$12,991

The following table reflects our nonperforming asset and coverage ratios as of the dates indicated:

	September 30, 2014	June 30, 2014	December 31, 2013
NPL to total loans	0.06%	0.08%	0.08%
NPA to total assets	0.04%	0.06%	0.06%
Allowance for loan losses to total loans	1.04%	1.07%	1.03%
Allowance for loan losses to NPL	1642%	1356%	1329%

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

As of September 30, 2014, we could borrow up to $65 million in overnight funds through unsecured borrowing lines established with correspondent banks.  We have established both overnight and longer term lines of credit with the FHLBB.  FHLBB borrowings are secured by residential mortgage loans. The total amount of loans pledged to the FHLBB for both short- and long-term borrowing arrangements totaled $265.68 million at September 30, 2014. We have additional borrowing capacity with the FHLBB of $249.16 million as of September 30, 2014.  We have also established a borrowing facility with the Board of Governors of the Federal Reserve System (“FRB”) which will enable us to borrow at the discount window. Additionally, we have the ability to borrow through the use of repurchase agreements, collateralized by Agency MBSs and Agency CMOs, with certain approved counterparties. Our investment portfolio, which is managed by the ALCO, has a cost basis of $326.79 million at September 30, 2014, of which $254.67 million was pledged.  The portfolio is a reliable source of cash flow for us. We closely monitor our short term cash position.  Any excess funds are left on deposit at the FRB.

The following table presents information regarding our short-term borrowings as of the dates indicated:

	Three Months	Nine Months
	Ended	Ended
(In thousands)	September 30, 2014	September 30, 2014
FHLBB and other short-term borrowings
Amount outstanding at end of period	$-	$-
Maximum during the period amount outstanding	4,400	18,900
Average amount outstanding	96	283
Weighted-average rate during the period	0.36%	0.31%
Weighted-average rate at period end	0.00%	0.00%
Securities sold under agreement to repurchase, short-term
Amount outstanding at end of period	$188,157	$188,157
Maximum during the period amount outstanding	203,996	247,153
Average amount outstanding	152,451	181,002
Weighted-average rate during the period	0.16%	0.18%
Weighted-average rate at period end	0.17%	0.17%

Commitments and Off-Balance Sheet Risk

We are a party to financial instruments with off‑balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments primarily include commitments to extend credit and financial guarantees. Contingent obligations under standby letters of credit totaled approximately $7.58 million and $5.02 million at September 30, 2014 and September 30, 2013, respectively, and represent the maximum potential future payments we could be required to make. Typically, these instruments have terms of 12 months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. The fair value of our standby letters of credit at September 30, 2014 and 2013 was insignificant.

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

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of September 30, 2014, that Merchants met all capital adequacy requirements to which it is subject.

As of September 30, 2014, the most recent notification from the FDIC categorized Merchants Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that Management believes have changed Merchants Bank’s category. We continue to be considered well capitalized under current applicable regulations.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) required the federal banking agencies to establish minimum leverage and risk-based capital requirements for insured banks and their holding companies.  The federal banking agencies issued a joint final rule, or the “Final Capital Rule,” that implements the Basel III capital standards and establishes the minimum capital levels required under the Dodd-Frank Act.  We must comply with the Final Capital Rule by January 1, 2015.  The Final Capital Rule establishes a minimum common equity Tier 1 capital ratio of 6.5% of risk-weighted assets for a “well capitalized” institution and increases the minimum Tier 1 capital ratio for a “well capitalized” institution from 6% to 8%. Additionally, the Final Capital Rule requires an institution to maintain a 2.5% common equity Tier 1 capital conservation buffer over the 6.5% minimum risk-based capital requirement to avoid restrictions on the ability to pay dividends, discretionary bonuses, and engage in share repurchases.  The Final Capital Rule permanently grandfathers trust preferred securities issued before May 19, 2010, subject to a limit of 25% of Tier 1 capital.  As of September 30, 2014, our capital ratios exceed all Basel III minimums, including the capital conservation buffer.

The following table represents our actual capital ratios and capital adequacy requirements as of September 30, 2014.

					To Be Well-
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(In thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Merchants Bancshares, Inc.:
Tier 1 Leverage Capital	$ 146,942	8.95%	$ 65,696	4.00%	N/A	N/A
Tier 1 Risk-Based Capital	146,942	16.04%	36,640	4.00%	N/A	N/A
Total Risk-Based Capital	158,409	17.29%	73,280	8.00%	N/A	N/A

Merchants Bank:
Tier 1 Leverage Capital	$ 144,594	8.79%	$ 65,820	4.00%	$ 82,275	5.00%
Tier 1 Risk-Based Capital	144,594	15.68%	36,892	4.00%	55,339	6.00%
Total Risk-Based Capital	156,139	16.93%	73,785	8.00%	92,231	10.00%

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

The ALCO is responsible for ensuring that our Bank’s Board of Directors receives accurate information regarding our interest rate risk position at least quarterly. The ALCO uses an outside consultant to perform rate shocks of our balance sheet, and to perform a variety of other analyses. The ALCO consultant meets with the Board and Management-level ALCOs on a quarterly basis. During these meetings, the ALCO consultant reviews our current position and discusses future strategies, as well as reviewing the result of rate shocks of our balance sheet and a variety of other analyses. The consultant’s most recent review was as of September 30, 2014. The consultant ran a base simulation assuming no changes in rates as well as a 200 basis point rising and, because rates are quite low, a 100 basis point falling interest rate scenario which assumes a parallel and pro rata shift of the yield curve over a one-year period, and no growth assumptions.  The consultant also ran simulations in a 400 basis points rising scenario and a 500 basis point flattening scenario. Additionally, the consultant ran simulations with other changes in the yield curve and with prepayment speed changes.  A summary of the results is as follows:

Current/Flat Rates: If rates remain at current levels net interest income is projected to trend downward for the entire simulation as asset yields will continue to decline while funding costs provide little to no relief.

Falling Rates: If rates fall 100 basis points, our net interest income is projected to trend in line with the base case over the first year as we bring funding costs down to near zero.  Thereafter net interest income is reduced as increased prepayment speeds accelerate asset cash flow putting added pressure on asset yields, while deposit rate reductions are limited as they are at or near their floors.

Rising Rates: Higher rates are better for us under all scenarios. If rates rise in a parallel fashion net interest income rises above the base case immediately and continues to increase throughout the simulation as asset yields improve and outpace assumed funding costs increases.  This asset sensitivity holds true even if the yield curve were to flatten as rates rise.

We have established a target range for the change in net interest income in year one of zero to 7.5%. The net interest income simulation as of September 30, 2014 showed that the change in net interest income for the next 12 months from our expected or “most likely” forecast was as follows:

Rate Change	Percent Change in Net Interest Income
Up 200 basis points	3.7%
Down 100 basis points	0.3%

The change in net interest income in the second year of the simulation shows a much more pronounced downward trend in the flat and down 100 basis points scenarios, the projected change is (3.9)% and (10.6)%, respectively, while the up 200 basis points simulation produces an increase of 7.5%.  The degree to which this exposure materializes will depend, in part, on our ability to manage our balance sheet as interest rates rise or fall.

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

The model used to perform the base case balance sheet simulation assumes a parallel shift of the yield curve over twelve months and reprices every interest earning asset and interest bearing liability on our balance sheet. Prepayment assumptions for all residential mortgage products take into account prepayment assumptions most recently published by Applied Financial Technologies. Prepayment assumptions for commercial loan and commercial mortgage products are derived through an analysis of historical prepayment patterns combined with analysis of the current characteristics of the portfolio. Investment securities with call provisions are examined on an individual basis in each rate environment to estimate the likelihood of a call. The model uses product-specific assumptions for deposits which are subject to repricing based on current market conditions

The most significant ongoing factor affecting market risk exposure of net interest income during the quarter ended September 30, 2014 was the sustained low interest rate environment.  Net interest income exposure is also significantly affected by the shape and level of the U.S. Government securities and interest rate swap yield curves, and changes in the size and composition of the loan, investment and deposit portfolios.

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

Item 4. Controls and Procedures

Our principal executive officer, principal financial officer, and other members of our senior management have evaluated our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, our principal executive officer and principal financial officer have concluded that the disclosure controls and procedures effectively ensure that information required to be disclosed in our filings and submissions with the SEC under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management (including the principal executive officer and principal financial officer), and is recorded, processed, summarized and reported within the time periods specified by the SEC. In addition, we have reviewed our internal control over financial reporting and there have been no changes in our internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

31.1* Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended

31.2* Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended

32.1** Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2** Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101** The following materials from Merchants Bancshares, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 formatted in XBRL: (i) Consolidated Balance Sheets at September 30, 2014 and December 31, 2013; (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2014 and 2013; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2014 and 2013; (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013; and (v) Notes to Interim Unaudited Consolidated Financial Statements.

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

October 30, 2014

Date