Form 10-K
period 2014-12-31
MERCHANTS BANCSHARES INC
filed 2015-03-13
CIK 726517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes     [   ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  [X] Yes     [   ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a nonaccelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.       Large Accelerated Filer [   ]    Accelerated Filer [X]    Nonaccelerated Filer [   ]    Smaller Reporting Company [   ]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). [   ] Yes     [X] No

The aggregate market value of the registrant’s common stock held by non-affiliates was $151,193,957 as computed using the per share price, as reported on the NASDAQ, as of market close on June 30, 2014.

As of February 28, 2015, there were 6,328,818 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement to Shareholders for the registrants’ Annual Meeting of Shareholders to be held on May 28, 2015 are incorporated herein by reference in Part III.

MERCHANTS BANCSHARES, INC. AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2014

TABLE OF CONTENTS

PART I		Page Reference
Item 1	Business	4
Item 1A	Risk Factors	10
Item 1B	Unresolved Staff Comments	16
Item 2	Properties	16
Item 3	Legal Proceedings	16
Item 4	Mine Safety Disclosure	16

PART II
Item 5	Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities	17
Item 6	Selected Financial Data	20
Item 7	Management's Discussion and Analysis of Financial Condition and Results of Operations	21
Item 7A	Quantitative and Qualitative Disclosures about Market Risk	37
Item 8	Financial Statements and Supplementary Data	41
Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	85
Item 9A	Controls and Procedures	85
Item 9B	Other Information	85

PART III*
Item 10	Directors, Executive Officers and Corporate Governance	85
Item 11	Executive Compensation	85
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters	85
Item 13	Certain Relationships and Related Transactions, and Director Independence	85
Item 14	Principal Accountant Fees and Services	85

PART IV
Item 15	Exhibits and Financial Statement Schedules	86
Signatures	Signatures	89

* The information required by Part III is incorporated herein by reference to Merchants’ Proxy Statement for the Annual Meeting of Shareholders to be held on May 28, 2015.

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

Forward-looking statements are based on the current assumptions and beliefs of Management and are only expectations of future results. Our actual results could differ materially from those projected in the forward-looking statements as a result of, among other factors, adverse conditions in the capital and debt markets; changes in interest rates; competitive pressures from other financial institutions; weakness in general economic conditions on a national basis or in the local markets in which we operate, including changes which adversely affect borrowers’ ability to service and repay our loans; changes in the value of securities and other assets; changes in loan default and charge-off rates; the adequacy of loan loss reserves; reductions in deposit levels necessitating increased borrowing to fund loans and investments; changes in government regulation; and changes in assumptions used in making such forward-looking statements, as well as the other risks and uncertainties detailed in Item 1A. “Risk Factors,” beginning on page 10 of this Annual Report on Form 10-K. Forward-looking statements speak only as of the date on which they are made. We do not undertake any obligation to update any forward-looking statement to reflect circumstances or events that occur after the date the forward-looking statement is made.

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

In several places net interest income is presented on a fully taxable equivalent basis. Specifically included in interest income is tax-exempt interest income from certain tax-exempt loans. An amount equal to the tax benefit derived from this tax exempt income is added back to the interest income total, to produce net interest income on a fully taxable equivalent basis. We believe the disclosure of taxable equivalent net interest income information improves the clarity of financial analysis, and is particularly useful to investors in understanding and evaluating the changes and trends in our results of operations. Other financial institutions commonly present net interest income on a taxable equivalent basis. This adjustment is considered helpful in the comparison of one financial institution’s net interest income to that of another, as each will have a different proportion of taxable exempt interest from its earning assets. Moreover, net interest income is a component of a second financial measure commonly used by financial institutions, net interest margin, which is the ratio of net interest income to average earning assets. A reconciliation of taxable equivalent financial information to our consolidated financial statements prepared in accordance with GAAP appears at the bottom of the table entitled “Distribution of Assets, Liabilities and Shareholders’ Equity; Interest Rates and Net Interest Margin” on page 24.  A 35.0% tax rate was used in both 2014 and 2013.

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

Merchants Bank was organized in 1849; and as of December 31, 2014, is the sole remaining independent statewide commercial banking operation headquartered in Vermont, with deposits totaling $1.31 billion, gross loans of $1.18 billion, and total assets of $1.72 billion.  As used herein, “Merchants,” “we,” “us,” and “our” shall mean Merchants Bancshares, Inc. and our subsidiaries unless otherwise noted or the context otherwise requires.

Merchants Bank’s trust division offers investment management, financial planning and trustee services.  As of December 31, 2014, this division had fiduciary responsibility for assets having a market value in excess of $637 million, of which more than $588 million constituted managed assets.

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

EMPLOYEES

As of December 31, 2014, we employed 287 full-time and 27 part-time employees.  We maintain comprehensive employee benefits programs for employees, including major medical and dental insurance, long-term and short-term disability insurance, life insurance and a 401(k) Plan. We believe that relations with our employees are favorable.

COMPETITION

Presently, there are thirteen independent banks headquartered in the State of Vermont and ten regional or national banks that have operations in Vermont.  Merchants Bank remains the only independent statewide bank headquartered in the State of Vermont.  Of the ten regional or national banks in Vermont, eight are headquartered in either Connecticut, Massachusetts, New Hampshire, New York, Delaware or Ohio, and two other banking companies are owned by a parent headquartered outside of the United States (one in Canada and one in the United Kingdom). Based upon the FDIC deposit market share data report for June 30, 2014, Merchants has 11.14% of the Vermont deposit market.

We compete in Vermont for deposit and loan business not only with other commercial and savings banks, and savings and loan associations, but also with credit unions and other non-bank financial providers. Credit unions are increasingly becoming more direct competitors of ours. As of December 31, 2014, there were more than twenty three state- or federally-chartered credit unions operating in Vermont.  As a bank holding company and state-chartered commercial bank, we are subject to extensive regulation and supervision, including, in many cases, regulation that limits the type and scope of our activities. The non-bank financial service providers that compete with us may be subject to less restrictive regulation and supervision. Competition from nationally-chartered banks and credit unions continues to be active.

The fact that we are a locally-managed, independent bank has, we believe, contributed significantly to the growth in average loans and deposits between 2006 and 2014. Customers have cited the local management and decision-making as important considerations when choosing a bank, and the sale of several independent Vermont-based financial institutions since 2007 has narrowed the base of independent Vermont-based financial institutions that such customers may favor.

From a retail product standpoint, we have seen a significant change in the competitive landscape in the past few years. Federal legislation enacted during 2010, coupled with the extended period of low interest rates, has prompted many banks to evaluate their transaction account structures and make changes to their product offerings.  We continued to evaluate our deposit product line-up and fee structure in 2014.

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

Bank Holding Company Regulation

Source of Strength. Under the BHCA, as amended by the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the Company is required to serve as a source of financial strength for Merchants Bank. This support may be required at times when the Company may not have the resources to provide support to Merchants Bank. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a bank subsidiary will be assumed by the bankruptcy trustee and entitled to a priority of payment.

Acquisitions and Activities. The BHCA prohibits a bank holding company, without prior approval of the FRB, from acquiring all or substantially all the assets of a bank, acquiring control of a bank, merging or consolidating with another bank holding company, or acquiring direct or indirect ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, the acquiring bank holding company would control more than 5% of the voting shares of such other bank or bank holding company. The BHCA also prohibits a bank holding company from engaging directly or indirectly in activities other than those of banking, managing or controlling banks or furnishing services to its subsidiary banks.  However, a bank holding company may engage in and may own shares of companies engaged in certain activities that the FRB determines to be closely related to banking or managing and controlling banks.

Limitations on Acquisitions of Company Common Stock. The Change in Bank Control Act prohibits a person or group of persons acting in concert from acquiring “control” of a bank holding company unless the FRB has been notified and has not objected to the transaction. Under a rebuttable presumption established by the FRB, the acquisition of 10% or more of a class of voting securities of a bank holding company, such as the Company, with a class of securities registered under Section 12 of the Exchange Act, would, under the circumstances set forth in the presumption, constitute the acquisition of control of a bank holding company. In addition, the BHCA prohibits any company from acquiring control of a bank or bank holding company without first having obtained the approval of the FRB. Among other circumstances, under the BHCA, a company has control of a bank or bank holding company if the company owns, controls or holds with power to vote 25% or more of a class of voting securities of the bank or bank holding company, controls in any manner the election of a majority of directors or trustees of the bank or bank holding company, or the FRB has determined, after notice and opportunity for hearing, that the company has the power to exercise a controlling influence over the management or policies of the bank or bank holding company.

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

Deposit Insurance. Substantially all of the deposits of Merchants Bank are insured up to applicable limits by the DIF and are subject to deposit insurance assessments to maintain the DIF. The Dodd-Frank Act permanently increased the FDIC deposit insurance limit to $250,000 per depositor for deposits maintained in the same right and capacity at a particular insured depository institution. The Federal Deposit Insurance Act (the “FDIA”), as amended by the Federal Deposit Insurance Reform Act and the Dodd-Frank Act, requires the FDIC to take steps as may be necessary to cause the ratio of deposit insurance reserves to estimated insured deposits – the designated reserve ratio – to reach 1.35% by September 30, 2020, and it mandates that the reserve ratio designated by the FDIC for any year may not be less than 1.35%. The FDIC utilizes a risk-based assessment system that imposes insurance premiums based upon a risk matrix that takes into account a bank’s capital level and supervisory rating. Assessment rates may also vary for certain institutions based on long-term debt issuer ratings, secured or brokered deposits. Deposit premiums are based on assets. To determine its deposit insurance premium, Merchants Bank computes the base amount of its average consolidated assets less its average tangible equity (defined as the amount of Tier I capital) and the applicable assessment rate. The FDIC has the power to adjust deposit insurance assessment rates at any time. In addition, under the FDIA, the FDIC may terminate deposit insurance upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. Merchants Bank’s FDIC insurance expense in 2014 was $857 thousand.

Acquisitions and Branching. Merchants Bank must seek prior regulatory approval from the Commissioner and the FDIC to acquire another bank or establish a new branch office. Well capitalized and well managed banks may acquire other banks in any state, subject to certain deposit concentration limits and other conditions, pursuant to the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, as amended by the Dodd-Frank Act. In addition, the Dodd-Frank Act authorizes a state-chartered bank, such as Merchants Bank; to establish new branches on an interstate basis to the same extent a bank chartered by the host state may establish branches.

Activities and Investments of Insured State-Chartered Banks. Section 24 of the FDIA generally limits the types of equity investments an FDIC-insured state-chartered bank, such as Merchants Bank, may make and the kinds of activities in which such a bank may engage, as a principal, to those that are permissible for national banks. Further, the Gramm-Leach-Bliley Act of 1999 (the “GLBA”) permits national banks and state banks, to the extent permitted under state law, to engage – via financial subsidiaries – in certain activities that are permissible for subsidiaries of a financial holding company. In order to form a financial subsidiary, a state-chartered bank must be well capitalized, and such banks would be subject to certain capital deduction, risk management and affiliate transaction rules, among other things.

Lending Restrictions. Federal law limits a bank’s authority to extend credit to its directors, executive officers and 10% shareholders, as well as to entities controlled by such persons. Among other things, extensions of credit to insiders are required to be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons. Also, the terms of such extensions of credit may not involve more than the normal risk of repayment or present other unfavorable features and may not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the bank’s capital. The Dodd-Frank Act explicitly provides that an extension of credit to an insider includes credit exposure arising from a derivatives transaction, repurchase agreement, reverse repurchase agreement, securities lending transaction or securities borrowing transaction. Additionally, the Dodd-Frank Act requires that asset sale transactions with insiders must be on market terms, and if the transaction represents more than 10% of the capital and surplus of Merchants Bank, be approved by a majority of the disinterested directors of Merchants Bank.

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

Community Reinvestment Act. The  Community Reinvestment Act (“CRA”) requires the FDIC to evaluate Merchants Bank’s performance in helping to meet the credit needs of the entire communities it serves, including low and moderate-income neighborhoods, consistent with its safe and sound banking operations, and to take this record into consideration when evaluating certain applications. The FDIC’s CRA regulations are generally based upon objective criteria of the performance of institutions under three key assessment tests: (i) a lending test, to evaluate the institution’s record of making loans in its service areas; (ii) an investment test, to evaluate the institution’s record of investing in community development projects, affordable housing, and programs benefiting low or moderate income individuals and businesses; and (iii) a service test, to evaluate the institution’s delivery of services through its branches, ATMs, and other offices. Failure of an institution to receive at least a “Satisfactory” rating could inhibit Merchants Bank or the Company from undertaking certain activities, including engaging in activities permitted as a financial holding company under GLBA and acquisitions of other financial institutions. Merchants Bank has achieved a rating of “Satisfactory” on its most recent examination dated November 14, 2011. Vermont has enacted substantially similar community reinvestment requirements.

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

Capital Adequacy and Safety and Soundness

Regulatory Capital Requirements. The FRB and the FDIC have issued substantially similar risk-based and leverage capital rules applicable to U.S. banking organizations such as the Company and the Bank. These guidelines are intended to reflect the relationship between the banking organization’s capital and the degree of risk associated with its operations based on transactions recorded on-balance sheet as well as off-balance sheet items. The FRB and the FDIC may from time to time require that a banking organization maintain capital above the minimum levels discussed below, due to the banking organization’s financial condition or actual or anticipated growth.

The capital adequacy rules define qualifying capital instruments and specify minimum amounts of capital as a percentage of assets that banking organizations are required to maintain. Tier I capital for banks and bank holding companies generally consists of the sum of common shareholders’ equity non-cumulative perpetual preferred stock, and related surplus and, in certain cases and subject to limitations, minority interest in consolidated subsidiaries, less goodwill, other non-qualifying intangible assets and certain other deductions. Tier II capital generally consists of hybrid capital instruments, perpetual debt and mandatory convertible debt securities, cumulative perpetual preferred stock, term subordinated debt and intermediate-term preferred stock, and, subject to limitations, allowances for loan losses. The sum of Tier I and Tier II capital less certain required deductions represents qualifying total risk-based capital. Prior to the effectiveness of certain provisions of the Dodd-Frank Act, bank holding companies were permitted to include trust preferred securities and cumulative perpetual preferred stock in Tier I capital, subject to limitations. However, the FRB’s capital rule applicable to bank holding companies permanently grandfathers non-qualifying capital instruments, including trust preferred securities, issued before May 19, 2010 by depository institution holding companies with less than $15 billion in total assets as of December 31, 2009, subject to a limit of 25% of Tier I capital. In addition, under rules that became effective January 1, 2015, accumulated other comprehensive income (positive or negative) must be reflected in Tier I capital; however, the Company will make a one-time, permanent election to continue to exclude accumulated other comprehensive income from capital. If the Company does not make this election, unrealized gains and losses, net of taxes, will be included in the calculation of the Company’s regulatory capital.

Under the capital rules, risk-based capital ratios are calculated by dividing Tier I and total risk-based capital, respectively, by risk-weighted assets. Assets and off-balance sheet credit equivalents are assigned a risk weight based primarily on relative risk. Under rules in effect through December 31, 2014, the minimum required Tier I risk-based capital ratio was 4% and the minimum total risk-based capital ratio was 8%. As of December 31, 2014, the Company’s Tier I risk-based capital ratio was 15.70% and its total risk-based capital ratio was 16.95%.

In addition to the risk-based capital requirements, under rules in effect through December 31, 2014, the FRB required top-rated bank holding companies to maintain a minimum leverage capital ratio of Tier I capital (defined by reference to the risk-based capital guidelines) to its average total consolidated assets of at least 3.0%. For most other bank holding companies (including the Company), the minimum leverage capital ratio was 4.0%. Bank holding companies with supervisory, financial, operational or managerial weaknesses, as well as bank holding companies that are anticipating or experiencing significant growth, were expected to maintain capital ratios well above the minimum levels. The Company’s Tier I leverage ratio as of December 31, 2014 was 8.76%.

Prior to the effectiveness of the Dodd-Frank Act, the FDIC had adopted a statement of policy regarding the capital adequacy of state-chartered banks and promulgated regulations to implement the system of prompt corrective action established by Section 38 of the FDIA. Under the FDIC regulations, which were in effect through December 31, 2014, a bank was considered “well capitalized” if it had: (i) a total risk-based capital ratio of 10.0% or greater; (ii) a Tier I risk-based capital ratio of 6.0% or greater; (iii) a leverage capital ratio of 5.0% or greater; and (iv) was not subject to any written agreement, order, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure.

In 2010, the Basel Committee on Banking Supervision released new capital requirements, known as Basel III, setting forth higher capital requirements, enhanced risk coverage, a global leverage ratio, provisions for counter-cyclical capital, and liquidity standards. In 2013, the FRB, along with the other federal banking agencies, issued final rules implementing the Basel III capital standards and establishing the minimum capital requirements for banks and bank holding companies required under the Dodd-Frank Act. These rules, which became effective January 1, 2015, establish a minimum common equity Tier I capital ratio requirement of 4.5%, a minimum Tier I capital ratio requirement of 6%, a minimum total capital requirement of 8% and a minimum leverage ratio requirement of 4%. Additionally, subject to a transition schedule, these rules require an institution to establish a capital conservation buffer of common equity Tier I capital in an amount above the minimum risk-based capital requirements for “adequately capitalized” institutions equal to 2.5% of total risk weighted assets, or face restrictions on the ability to pay dividends, pay discretionary bonuses, and to engage in share repurchases.

Under rules effective January 1, 2015, a bank holding company, such as the Company, is considered “well capitalized” if the bank holding company (i) has a total risk based capital ratio of at least 10%, (ii) has a Tier I risk-based capital ratio of at least 6%, and (iii) is not subject to any written agreement order, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. In addition, the FDIC has amended its prompt corrective action rules to reflect the revisions made by the new capital rules implementing Basel III. Under the FDIC’s revised rules, which became effective January 1, 2015, an FDIC supervised institution is considered “well capitalized” if it (i) has a total risk-based capital ratio of 10.0% or greater; (ii) a Tier I risk-based capital ratio of 8.0% or greater; (iii) a common Tier I equity ratio of at least 6.5% or greater, (iv) a leverage capital ratio of 5.0% or greater; and (iv) is not subject to any written agreement, order, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure.

The Company and Merchants Bank are considered “well capitalized” under all regulatory definitions.

Safety and Soundness Standards. The FDIA requires the federal bank regulatory agencies to prescribe standards, by regulations or guidelines, relating to internal controls, information systems and internal audit systems, risk management, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, earnings, stock valuation and compensation, fees and benefits, and such other operational and managerial standards as the agencies deem appropriate. Guidelines adopted by the federal bank regulatory agencies establish general standards relating to internal controls and information systems, internal audit systems, risk management, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, and fees and benefits. In general, these guidelines require, among other things, appropriate systems and practices to identify and manage the risk and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal stockholder. In addition, the federal banking agencies adopted regulations that authorize, but do not require, an agency to order an institution that has been given notice by an agency that it is not satisfying any of such safety and soundness standards to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an acceptable compliance plan, the agency must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized institution is subject under the “prompt corrective action” provisions of the FDIA. See “—Regulatory Capital Requirements” above. If an institution fails to comply with such an order, the agency may seek to enforce such order in judicial proceedings and to impose civil money penalties.

Dividend Restrictions

We are a legal entity separate and distinct from Merchants Bank. Our revenue (on a parent company only basis) is derived primarily from interest and dividends paid to us by Merchants Bank. Our right, and consequently the right of our shareholders, to participate in any distribution of the assets or earnings of any subsidiary through the payment of such dividends or otherwise is necessarily subject to the prior claims of creditors of the subsidiary (including depositors, in the case of Merchants Bank), except to the extent that certain claims of Merchants in a creditor capacity may be recognized.

It is the policy of the FRB that bank holding companies should pay dividends only out of current earnings and only if, after paying such dividends; the bank holding company would remain adequately capitalized. The FRB has the authority to prohibit a bank holding company, such as us, from paying dividends if it deems such payment to be an unsafe or unsound practice. The FRB has indicated generally that it may be an unsafe or unsound practice for bank holding companies to pay dividends unless the bank holding company’s net income over the preceding year is sufficient to fund the dividends and the expected rate of earnings retention is consistent with the organization’s capital needs, asset quality and overall financial condition. Further, our ability to pay dividends would be restricted if we do not maintain the capital conservation buffer. See “—Capital Adequacy and Safety and Soundness—Regulatory Capital Requirements” above.

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

Certain Transactions by Bank Holding Companies with their Affiliates

There are various statutory restrictions on the extent to which bank holding companies and their non-bank subsidiaries may borrow, obtain credit from or otherwise engage in “covered transactions” with their insured depository institution subsidiaries. The Dodd-Frank Act amended the definition of affiliate to include an investment fund for which the depository institution or one of its affiliates is an investment adviser. An insured depository institution (and its subsidiaries) may not lend money to, or engage in covered transactions with, its non-depository institution affiliates if the aggregate amount of covered transactions outstanding involving the bank, plus the proposed transaction, exceeds the following limits: (i) in the case of any one such affiliate, the aggregate amount of covered transactions of the insured depository institution and its subsidiaries cannot exceed 10% of the capital stock and surplus of the insured depository institution; and (ii) in the case of all affiliates, the aggregate amount of covered transactions of the insured depository institution and its subsidiaries cannot exceed 20% of the capital stock and surplus of the insured depository institution. For this purpose, “covered transactions” are defined by statute to include a loan or extension of credit to an affiliate; a purchase of or investment in securities issued by an affiliate; a purchase of assets from an affiliate unless, exempted by the FRB; the acceptance of securities issued by an affiliate as collateral for a loan or extension of credit to any person or company; the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate; securities borrowing or lending transactions with an affiliate that creates a credit exposure to such affiliate; or a derivatives transaction with an affiliate that creates a credit exposure to such affiliate. Covered transactions are also subject to certain collateral security requirements. Covered transactions as well as other types of transactions between a bank and a bank holding company must be on market terms and not otherwise unduly favorable to the holding company or an affiliate of the holding company. Moreover, the Bank Holding Company Act Amendments of 1970 provide that, to further competition, a bank holding company and its subsidiaries are prohibited from engaging in certain tying arrangements in connection with any extension of credit, lease or sale of property of any kind, or furnishing of any service.

Consumer Protection Regulation

We are subject to a number of federal and state laws designed to protect consumers and prohibit unfair or deceptive business practices, including the Equal Credit Opportunity Act, the Fair Housing Act, Home Ownership Protection Act, the Fair Credit Reporting Act, as amended by the Fair and Accurate Credit Transactions Act of 2003 (the “FACT Act”), the GLBA, the Truth in Lending Act, the CRA, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, the National Flood Insurance Act and various state law counterparts. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must interact with customers when taking deposits, making loans, collecting loans and providing other services. Further, the Dodd-Frank Act established the CFPB, which has the responsibility for making rules and regulations under the federal consumer protection laws relating to financial products and services. The CFPB also has a broad mandate to prohibit unfair or deceptive acts and practices and is specifically empowered to require certain disclosures to consumers and draft model disclosure forms. Failure to comply with consumer protection laws and regulations can subject financial institutions to enforcement actions, fines and other penalties. The FDIC examines Merchants Bank for compliance with CFPB rules and enforces CFPB rules with respect to Merchants Bank.

Mortgage Reform. The Dodd-Frank Act prescribes certain standards that mortgage lenders must consider before making a residential mortgage loan, including verifying a borrower’s ability to repay such mortgage loan, and allows borrowers to assert violations of certain provisions of the Truth in Lending Act as a defense to foreclosure proceedings.  Under the Dodd-Frank Act, prepayment penalties are prohibited for certain mortgage transactions and creditors are prohibited from financing insurance policies in connection with a residential mortgage loan or home equity line of credit.  In addition, the Dodd-Frank Act prohibits mortgage originators from receiving compensation based on the terms of residential mortgage loans and generally limits the ability of a mortgage originator to be compensated by others if compensation is received from a consumer.  The Dodd-Frank Act requires mortgage lenders to make additional disclosures prior to the extension of credit, in each billing statement and for negative amortization loans and hybrid adjustable rate mortgages.

Privacy and Customer Information Security. The GLBA requires financial institutions to implement policies and procedures regarding the disclosure of nonpublic personal information about consumers to nonaffiliated third parties. In general, we must provide our customers with an annual disclosure that explains our policies and procedures regarding the disclosure of such nonpublic personal information and, except as otherwise required or permitted by law, we are prohibited from disclosing such information except as provided in such policies and procedures. The GLBA also requires that we develop, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information (as defined under the GLBA), to protect against anticipated threats or hazards to the security or integrity of such information; and to protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer. We are also required to send a notice to customers whose sensitive information has been compromised if unauthorized use of this information is reasonably possible. Most of the states, including the state where we operate, have enacted legislation concerning breaches of data security and our duties in response to a data breach. Congress continues to consider federal legislation that would require consumer notice of data security breaches. Pursuant to the FACT Act, we must develop and implement a written identity theft prevention program to detect, prevent, and mitigate identity theft in connection with the opening of certain accounts or certain existing accounts. Additionally, the FACT Act amends the Fair Credit Reporting Act to generally prohibit a person from using information received from an affiliate to make a solicitation for marketing purposes to a consumer, unless the consumer is given notice and a reasonable opportunity and a reasonable and simple method to opt out of the making of such solicitations.

Anti-Money Laundering

The Bank Secrecy Act. Under the Bank Secrecy Act (“BSA”) a financial institution is required to have systems in place to detect certain transactions, based on the size and nature of the transaction. Financial institutions are generally required to report to the United States Treasury any cash transactions involving more than $10,000. In addition, financial institutions are required to file suspicious activity reports for transactions that involve more than $5,000 and which the financial institution knows, suspects or has reason to suspect involves illegal funds, is designed to evade the requirements of the BSA or has no lawful purpose. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA PATRIOT Act”), which amended the BSA, together with the implementing regulations of various federal regulatory agencies, has caused financial institutions, such as Merchants Bank, to adopt and implement additional policies or amend existing policies and procedures with respect to, among other things, anti-money laundering compliance, suspicious activity, currency transaction reporting, customer identity verification and customer risk analysis. In evaluating an application under Section 3 of the BHCA to acquire a bank or an application under the Bank Merger Act to merge banks or affect a purchase of assets and assumption of deposits and other liabilities, the applicable federal banking regulator must consider the anti-money laundering compliance record of both the applicant and the target.

OFAC. The U.S. has imposed economic sanctions that affect transactions with designated foreign countries, nationals and others. These sanctions, which are administered by the U.S. Treasury’s Office of Foreign Assets Control (“OFAC”), take many different forms. Generally, however, they contain one or more of the following elements: (i) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on “U.S. persons” engaging in financial or other transactions relating to a sanctioned country or with certain designated persons and entities; (ii) a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons); and (iii) restrictions on transactions with or involving certain persons or entities. Blocked assets (for example, property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC. Failure to comply with these sanctions could have serious legal and reputational consequences for the Company.

Volcker Rule Restrictions on Proprietary Trading and Sponsorship of Hedge Funds and Private Equity Funds

The Dodd-Frank Act bars banking organizations, such as the Company, from engaging in proprietary trading and from sponsoring and investing in hedge funds and private equity funds, except as permitted under certain circumstances, in a provision commonly referred to as the “Volcker Rule.” Under the Dodd-Frank Act, proprietary trading generally means trading by a banking entity or its affiliate for its trading account. Hedge funds and private equity funds are described by the Dodd-Frank Act as funds that would be registered under the Investment Company Act but for certain enumerated exemptions. The Volcker Rule restrictions apply to the Company, Merchants Bank and all of their subsidiaries and affiliates.

Federal Home Loan Bank System

Merchants Bank is a member of the Federal Home Loan Bank of Boston (the “FHLBB”), which is one of the regional Federal Home Loan Banks comprising the Federal Home Loan Bank System. Each Federal Home Loan Bank provides a central credit facility primarily for member institutions. A member institution is required to acquire and hold shares of capital stock in the FHLBB in an amount at least equal to the sum of 0.35% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year and 4.5% of its advances (borrowings) from the FHLBB. We were in compliance with this requirement at December 31, 2014 with an investment in FHLBB stock as of December 31, 2014 of $4.38 million. We receive dividends on our FHLBB stock. The FHLBB has recently declared dividends equal to an annual yield of approximately the daily average three-month LIBOR yield plus 125 basis points for the quarter for which the dividend has been declared. Dividend income on FHLBB stock of $107 thousand was recorded during 2014.

Any advances from the FHLBB must be secured by specified types of collateral, and long-term advances may be used for the purpose of providing funds for residential housing finance, commercial lending and to purchase investments. Long term advances may also be used to help alleviate interest rate risk for asset and liability management purposes. As of December 31, 2014, we had no FHLBB advances.

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

We also make available free of charge on or through our Internet website at www.mbvt.com our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after Merchants electronically files such materials with or furnishes them to the SEC. We also make all filed insider transactions available through our website free of charge. In addition, our Audit and Risk Management Committee, Compensation Committee, and Nominating and Governance Committee charters as well as our Code of Business Conduct and Ethics Policy for Senior Financial Officers, are available free of charge on our website.

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

At December 31, 2014, approximately 52% of our loan portfolio was comprised of commercial, commercial real estate, and construction loans with three of those relationships exceeding $18 million, exposing us to the risks inherent in financings based upon analyses of credit risk, the value of underlying collateral, including real estate, and other more intangible factors, which are considered in making commercial loans. In general, commercial and commercial real estate loans historically pose greater credit risks than owner occupied residential mortgage loans.  The repayment of commercial real estate loans depends on the business and financial condition of borrowers, and a number of our borrowers have more than one commercial real estate loan outstanding with us. Economic events and changes in government regulations, which we and our borrowers cannot control or reliably predict, could have an adverse impact on the cash flows generated by properties securing our commercial real estate loans and on the values of the properties securing those loans. Repayment of commercial loans depends substantially on the borrowers’ underlying business, financial condition and cash flows.  Commercial loans are generally collateralized by equipment, inventory, accounts receivable and other fixed assets.  Compared to real estate, that type of collateral is more difficult to monitor, its value is harder to ascertain, it may depreciate more rapidly and it may not be as readily saleable if repossessed.

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

The laws, rules, regulations, and supervisory guidance and policies applicable to us are subject to regular modification and change. It is impossible to predict the competitive impact that any such changes would have on the banking and financial services industry in general or on our business in particular. Such changes may, among other things, increase the cost of doing business, limit permissible activities, or affect the competitive balance between banks and other financial institutions. The Dodd-Frank Act instituted major changes to the banking and financial institutions regulatory regimes in light of government intervention in the financial services sector following the 2008 financial crisis. Other changes to statutes, regulations, or regulatory policies, including changes in interpretation or implementation of statutes, regulations, or policies, could affect us in substantial and unpredictable ways. Such changes could subject us to additional costs, limit the types of financial services and products we may offer, and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations, or policies could result in sanctions by regulatory agencies, civil money penalties, and/or reputation damage, which could have a material adverse effect on our business, financial condition, and results of operations. See Item 1, “Business—Regulation and Supervision.”

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

On December 10, 2013, pursuant to the Dodd-Frank Act, federal banking and securities regulators issued final rules to implement Section 619 of the Dodd-Frank Act, commonly referred to as the “Volcker Rule.” Generally, the Volcker Rule restricts banking organizations and their affiliated companies from engaging in proprietary trading and from sponsoring and investing in hedge funds and private equity funds, except as permitted under certain limited circumstances. After a conformance period, which is currently set to end on July 21, 2015 (except for certain investments and activities existing before December 31, 2013), the Volcker Rule restrictions will apply to Merchants, Merchants Bank and all of our subsidiaries and affiliates. Under the final rule, we may be required to divest some or all of our collateralized loan obligations once the conformance period ends. As a result, we took an impairment charge totaling $166 thousand during the fourth quarter of 2013, however there were no impairment charges taken in 2014 and we divested the remaining CLO portfolio during the first quarter of 2014.

The CFPB’s new qualified mortgage rule, or “QM Rule,” became effective on January 10, 2014. The QM Rule is designed to clarify how lenders can manage the potential legal liability under the Dodd-Frank Act which would hold lenders accountable for insuring a borrower’s ability to repay a mortgage. Loans that meet the definition of “qualified mortgage” will be presumed to have complied with the new ability-to-repay standard. The QM Rule on qualified mortgages and similar rules could limit the Merchant Bank’s ability to make certain types of loans or loans to certain borrowers, or could make it more expensive and time-consuming to make these loans, which could limit the Bank’s growth or profitability.

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

The federal banking agencies issued a joint final rule, or the “Final Capital Rule,” that implemented the Basel III capital standards and established the minimum capital levels required under the Dodd-Frank Act. As of January 1, 2015 we are required to comply with the Final Capital Rule. The Final Capital Rule established a minimum common equity Tier I capital ratio of 6.5% of risk-weighted assets for a “well capitalized” institution and increased the minimum Tier I capital ratio for a “well capitalized” institution from 6.0% to 8.0%. Additionally, subject to a transition period, the Final Capital Rule requires an institution to maintain a 2.5% common equity Tier I capital conservation buffer over the 6.5% minimum risk-based capital requirement for “adequately capitalized” institutions, or face restrictions on the ability to pay dividends, discretionary bonuses, and engage in share repurchases. The Final Capital Rule permanently grandfathers trust preferred securities issued before May 19, 2010, subject to a limit of 25% of Tier I capital. The Final Capital Rule increased the required capital for certain categories of assets, including high-volatility construction real estate loans and certain exposures related to securitizations; however, the Final Capital Rule retained the current capital treatment of residential mortgages. Under the Final Capital Rule, we may make a one-time, permanent election to continue to exclude accumulated other comprehensive income from capital. If we do not make this election, unrealized gains and losses will be included in the calculation of our regulatory capital. Merchants Bank has made this election. Implementation of these standards, or any other new regulations, may adversely affect our ability to pay dividends, or require us to reduce business levels or raise capital, including in ways that may adversely affect our results of operations or financial condition.

We may incur fines, penalties and other negative consequences from regulatory violations, possibly even inadvertent or unintentional violations.

We maintain systems and procedures designed to ensure that we comply with applicable laws and regulations. However, some legal/regulatory frameworks provide for the imposition of fines or penalties for noncompliance even though the noncompliance was inadvertent or unintentional and even though there was in place at the time systems and procedures designed to ensure compliance. For example, we are subject to regulations issued by the Office of Foreign Assets Control, or “OFAC,” that prohibit financial institutions from participating in the transfer of property belonging to the governments of certain foreign countries and designated nationals of those countries and certain other persons or entities whose interest in property is blocked by OFAC-administered sanctions. OFAC may impose penalties for inadvertent or unintentional violations even if reasonable processes are in place to prevent the violations. There may be other negative consequences resulting from a finding of noncompliance, including restrictions on certain activities. Such a finding may also damage our reputation as described below and could restrict the ability of institutional investment managers to invest in our securities.

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

We face security risks, including denial of service attacks, hacking and identity theft that could result in the disclosure of confidential information, adversely affect our business or reputation and create significant legal and financial exposure.

Our computer systems and network infrastructure are subject to potential security risks and could be targeted by cyber-attacks, such as denial of service attacks, hacking, terrorist activities or identity theft. Financial services institutions and companies engaged in data processing have reported breaches in the security of their websites or other systems, some of which have involved sophisticated and targeted attacks intended to obtain unauthorized access to confidential information, destroy data, disable or degrade service, or sabotage systems, often through the introduction of computer viruses or malware, cyber-attacks and other means. Denial of service attacks have been launched against a number of large financial services institutions. We expect to be subject to similar attacks in the future. Hacking and identity theft risks, in particular, could cause serious reputational harm. Cyber threats are rapidly evolving and we may not be able to anticipate or prevent all such attacks and could be held liable for any security breach or loss.

Despite efforts to ensure the integrity of our systems, we will not be able to anticipate all security breaches of these types, nor will we be able to implement guaranteed preventive measures against such security breaches. Persistent attackers may succeed in penetrating defenses given enough resources, time and motive. The techniques used by cyber criminals change frequently, may not be recognized until launched and can originate from a wide variety of sources, including outside groups such as external service providers, organized crime affiliates, terrorist organizations or hostile foreign governments. These risks may increase in the future as we continue to increase our mobile and internet-based product offerings and expand our internal usage of web-based products and applications.

Even the most advanced internal control environment may be vulnerable to compromise. Targeted social engineering attacks are becoming more sophisticated and are extremely difficult to prevent. The successful social engineer will attempt to fraudulently induce employees, customers or other users of our systems to disclose sensitive information in order to gain access to its data or that of its clients.

A successful penetration or circumvention of system security could cause us serious negative consequences, including significant disruption of operations, misappropriation of confidential information, or damage to our computers or systems or those of our customers and counterparties. A successful security breach could result in violations of applicable privacy and other laws, financial loss to us or to our customers, loss of confidence in our security measures, significant litigation exposure, and harm to our reputation, all of which could have a material adverse effect on the Company.

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

The market price of our common stock may be volatile. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur. We cannot assure you that the market price of our common stock will not fluctuate or decline significantly in the future. Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our common stock include:

•	quarterly variations in our operating results or the quality of our assets;
•	operating results that vary from the expectations of Management, securities analysts and investors;
•	changes in expectations as to our future financial performance;
•	announcements of innovations, new products, strategic developments, significant contracts, acquisitions and other material events by us or our competitors;
•	reputational issues or events;
•	the operating and securities price performance of other companies that investors believe are comparable to us;

•	our past and future dividend practices;
•	future sales of our equity or equity-related securities; and
•	changes in global financial markets and global economies and general market conditions, such as interest or foreign exchange rates, stock, commodity or real estate valuations or volatility.

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

ITEM 1B – UNRESOLVED STAFF COMMENTS

None.

ITEM 2 – PROPERTIES

As of December 31, 2014, we operated thirty two full-service banking offices and thirty eight ATMs throughout the state of Vermont. Our headquarters are located at 275 Kennedy Drive, South Burlington, Vermont, which also houses our operations and administrative offices and our Trust division.

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

PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock and Dividends

The common stock of Merchants is traded on the NASDAQ Global Select Market under the trading symbol “MBVT”. Merchants currently pays dividends on a quarterly basis. Quarterly stock prices and dividends per share paid for each quarterly period during the last two years were as follows:

			Dividends
Quarter Ended	High	Low	Paid
December 31, 2014	$ 32.47	$ 27.74	$ 0.28
September 30, 2014	32.38	28.19	0.28
June 30, 2014	33.00	28.32	0.28
March 31, 2014	33.85	28.82	0.28
December 31, 2013	$ 33.55	$ 28.78	$ 0.28
September 30, 2013	33.65	28.54	0.28
June 30, 2013	31.25	27.07	0.28
March 31, 2013	31.14	27.22	0.28

High and low stock prices are based upon quotations as reported by the NASDAQ Global Select Market. Prices of transactions between private parties may vary from the ranges quoted above.

As of March 13, 2015, Merchants had 690 shareholders of record.  Merchants declared and distributed dividends totaling $1.12 per share during 2014. In January 2015, Merchants declared a dividend of $0.28 per share for the fourth quarter of 2014, which was paid on February 26, 2015, to shareholders of record as of February 12, 2015. Future dividends will depend upon the financial condition and earnings of Merchants and its subsidiaries, its need for funds and other factors, including applicable government regulations.

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

Performance Graph

The line-graph presentation below compares cumulative five-year shareholder returns with the NASDAQ Bank Index and the Russell 2000 Index. The comparison assumes the investment, on December 31, 2009, of $100 in Merchants’ common stock and each of the foregoing indices and reinvestment of all dividends.

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

Securities Authorized for Issuance under Equity Compensation Plans

We maintain two equity compensation plans: the 2008 Deferred Compensation Plan for Non-Employee Directors and Trustees and the Amended and Restated Merchants Bancshares, Inc. 2008 Stock Incentive Plan.  Each of these plans has been approved by our shareholders. The following table includes information as of December 31, 2014 about these plans. See Note 13 to the consolidated financial statements included in Item 8 for a description of these plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Equity Compensation Plans Approved by Security Holders	82,084	(a)	$ 23.00	(b)	549,270
Equity Compensation Plans Not Approved by Security Holders	0		0		0
Total	82,084		$ 23.00		549,270

(a)This number relates to the Amended and Restated Merchants Bancshares, Inc. 2008 Stock Incentive Plan.

(b)This price reflects the weighted-average exercise price of outstanding stock options under the Amended and Restated Merchants Bancshares, Inc. 2008 Stock Incentive Plan.

Issuer Repurchase of Equity Securities

We extended our stock buyback program through January 2016. Under the program, which was originally adopted in January 2007, we may repurchase up to 200,000 shares of our common stock on the open market from time to time, and have purchased 143,475 shares at an average price per share of $23.00 since the program's adoption. We did not repurchase any of our shares during 2014, 2013 or 2012 and do not expect to repurchase shares in the near future.

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

Merchants Bancshares, Inc.
Five Year Summary of Financial Data

	At or For the Year Ended December 31,
(In thousands except share and per share data)	2014	2013	2012	2011	2010
Results For The Year
Interest and dividend income	$ 50,972	$ 53,967	$ 56,857	$ 58,018	$ 60,262
Interest expense	4,525	5,070	6,883	8,644	11,107
Net interest income	46,447	48,897	49,974	49,374	49,155
Provision (credit) for loan losses	150	800	950	750	(1,750)
Net interest income after provision (credit) for loan losses	46,297	48,097	49,024	48,624	50,905
Noninterest income	11,574	11,630	12,613	11,838	12,942
Noninterest expense	42,214	39,534	40,950	40,770	41,937
Income before income taxes	15,657	20,193	20,687	15,810	21,781
Provision for income taxes	3,532	5,062	5,493	4,890	6,320
Net income	$ 12,125	$ 15,131	$ 15,194	$ 14,620	$ 15,461

Share Data
Basic earnings per common share	$ 1.92	$ 2.40	$ 2.43	$ 2.35	$ 2.51
Diluted earnings per common share	$1.91 $	$2.40 $	$ 2.42	$ 2.35	$ 2.51
Cash dividends declared per common share	$ 1.12	$ 1.12	$ 1.12	$ 1.12	$ 1.12
Weighted average common shares outstanding (1)	6,326,142	6,302,494	6,258,832	6,212,187	6,167,446
Period end common shares outstanding (2)	6,327,226	6,318,708	6,282,385	6,232,783	6,186,363
Year-end book value per share	$ 20.91	$ 19.94	$ 19.84	$ 18.54	$ 16.95
Year-end book value per share (2)	$ 19.89	$ 18.93	$ 18.82	$ 17.57	$ 16.06

Key Performance Ratios
Return on average shareholders' equity	9.84%	12.97%	13.37%	14.11%	16.18%
Return on average assets	0.73%	0.90%	0.92%	0.97%	1.07%
Average equity to average assets	7.39%	6.95%	6.89%	6.87%	6.64%
Tier 1 leverage ratio	8.76%	8.44%	8.08%	8.08%	7.90%
Tangible equity ratio	7.30%	6.93%	6.92%	6.80%	6.68%
Dividend payout ratio	58.64%	46.67%	46.28%	47.66%	44.62%
Allowance for loan losses to total loans at year-end	1.00%	1.03%	1.07%	1.03%	1.11%
Nonperforming loans as a percentage of total loans	0.07%	0.08%	0.27%	0.24%	0.45%
Net interest margin	3.03%	3.15%	3.28%	3.51%	3.65%

Average Balances
Total assets	$ 1,667,665	$ 1,677,342	$ 1,648,393	$ 1,507,656	$ 1,438,730
Earning assets	1,603,460	1,617,225	1,587,190	1,461,359	1,379,475
Gross loans	1,165,586	1,133,637	1,057,446	971,003	912,363
Investments (3)	358,274	455,679	509,384	436,170	437,058
Total deposits	1,320,389	1,299,449	1,222,423	1,120,234	1,053,503
Shareholders' equity	123,283	116,640	113,621	103,639	95,580

At Year-End
Total assets	$ 1,723,464	$ 1,725,469	$ 1,708,550	$ 1,611,869	$ 1,487,644
Gross loans	1,182,334	1,166,233	1,082,923	1,027,626	910,794
Allowance for loan losses	11,833	12,042	11,562	10,619	10,135
Investments (3)	346,272	400,835	517,233	520,939	475,386
Total deposits	1,308,772	1,323,576	1,271,080	1,177,880	1,092,196
Shareholders' equity	125,821	119,611	118,221	109,537	99,331

(1) Weighted average common shares outstanding includes an average of  301,757; 312,606; 316,920; 318,110; and 318,549 shares held in Rabbi Trusts for deferred compensation plans for directors for 2014, 2013, 2012, 2011, and 2010, respectively.

(2) Period end common shares outstanding and year-end book value include 308,670; 319,854; 324,515; 325,703; and 327,100 shares held in Rabbi Trusts for deferred compensation plans for directors for 2014, 2013, 2012, 2011, and 2010 respectively.

(3) Includes Federal Home Loan Bank stock of $4.38 million for 2014, $7.50 million for 2013, $8.15 million for 2012 and $8.63 million for 2011, and 2010.

Merchants Bancshares, Inc.

Summary of Quarterly Financial Information

(Unaudited)

(In thousands except per share data)	2014					2013
	Q4	Q3	Q2	Q1	Year	Q4	Q3	Q2	Q1	Year
Interest and dividend income	$ 12,557	$ 12,564	$ 12,836	$ 13,015	$ 50,972	$ 13,416	$ 13,384	$ 13,620	$ 13,547	$ 53,967
Interest expense	1,045	1,066	1,223	1,191	4,525	1,229	1,232	1,310	1,299	5,070
Net interest income	11,512	11,498	11,613	11,824	46,447	12,187	12,152	12,310	12,248	48,897
Provision for loan losses	0	0	50	100	150	0	400	150	250	800
Noninterest income	2,804	2,876	2,984	2,910	11,574	3,522	2,786	2,765	2,647	11,630
Noninterest expense	11,206	10,724	10,130	10,154	42,214	10,669	9,630	9,576	9,749	39,624
Income before income taxes	3,111	3,649	4,416	4,480	15,657	5,040	4,908	5,349	4,896	20,193
Provision for income taxes	608	843	1,003	1,077	3,532	1217	1234	1324	1287	5,062
Net income	$ 2,503	$ 2,806	$ 3,413	$ 3,403	$ 12,125	$ 3,823	$ 3,674	$ 4,025	$ 3,609	$ 15,131
Basic earnings per share	0.40	0.44	0.54	0.54	$ 1.92	0.61	0.58	0.64	0.57	$ 2.40
Diluted earnings per share	0.39	0.44	0.54	0.54	$ 1.91	0.60	0.58	0.64	0.57	$ 2.40
Cash dividends declared and paid per share	$ 0.28	$ 0.28	$ 0.28	$ 0.28	$ 1.12	$ 0.28	$ 0.28	$ 0.28	$ 0.28	$ 1.12

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

Allowance for Credit Losses: The allowance for credit losses (“Allowance”) includes the allowance for loan losses (“ALL”) and the reserve for undisbursed lines of credit and standby letters of credit. The Allowance, which is established through the provision for credit losses, is based on Management’s evaluation of the level of allowance required in relation to probable incurred losses in the loan portfolio and undisbursed lines of credit and standby letters of credit. Management believes the Allowance is a significant estimate and therefore evaluates its adequacy each quarter. When determining the appropriate amount of the Allowance, Management considers factors such as previous loss experience, the size and composition of the loan portfolio, current economic and real estate market conditions, the performance of individual loans in relation to contract terms, and the estimated fair value of collateral that secures the loans. The use of different estimates or assumptions could produce a different Allowance.

Income Taxes: We estimate our income taxes for each period for which a statement of income is presented. This involves estimating our actual current tax exposure, as well as assessing temporary differences resulting from differing timing of recognition of expenses, income and tax credits, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheets. We must also assess the likelihood that any deferred tax assets will be recovered from future taxable income and, to the extent that recovery is not likely, a valuation allowance must be established. Significant Management judgment is required in determining income tax expense, and deferred tax assets and liabilities. As of December 31, 2014, we determined that no valuation allowance for deferred tax assets was necessary.

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

GENERAL

The following discussion and analysis of financial condition and results of operations of Merchants and its subsidiaries for the three years ended December 31, 2014 should be read in conjunction with the consolidated financial statements and Notes thereto and selected statistical information appearing elsewhere in this Annual Report on Form 10-K. The financial condition and results of operations of Merchants essentially reflect the operations of its principal subsidiary, Merchants Bank. Certain statements contained in this section are forward-looking statements subject to certain risks and uncertainties described in this Annual Report on Form 10-K under the headings “Forward-Looking Statements” and “Risk Factors.”

Non-GAAP Financial Measures

Certain measurements contained in this section that are presented on a fully taxable equivalent basis constitute non-GAAP financial measures as described in this Annual Report on Form 10-K under the heading “Use of Non-GAAP Financial Measures” above.

RESULTS OF OPERATIONS

Overview

We realized net income of $12.13 million, $15.13 million and $15.19 million for the years ended December 31, 2014, 2013 and 2012, respectively. Basic earnings per share were $1.92, $2.40 and $2.43 and diluted earnings per share were $1.91, $2.40 and $2.42 for the years ended December 31, 2014, 2013 and 2012, respectively. We declared and distributed total dividends of $1.12 per share each year during 2014, 2013 and 2012. On January 29, 2015, we declared a dividend of $0.28 per share for the fourth quarter of 2014, which was paid on February 26, 2015, to shareholders of record as of February 12, 2015.  Total assets were $1.72 billion at December 31, 2014, flat compared to year end 2013.  Total shareholders’ equity was $125.82 million at December 31, 2014, an increase of 5.2% over the balance at December 31, 2013.

Our return on average equity was 9.84%, 12.97% and 13.37% for 2014, 2013 and 2012, respectively, and our return on average assets was 0.73%, 0.90% and 0.92% for 2014, 2013 and 2012, respectively. Book value per share increased to $19.89 during 2014. Our capital ratios remain strong, with a Tier 1 leverage ratio of 8.76%, a total risk-based capital ratio of 15.70% and a tangible capital ratio of 7.30%.

➢

Net interest income: Our fully taxable equivalent net interest income was $48.53 million for 2014, a decrease of $2.43 million from 2013.  Our net interest margin for 2014 was 3.03%, a 12 basis point decrease from 2013.

➢	Provision for Credit Losses: Asset quality remained strong throughout 2014. We booked a provision for credit losses of $150 thousand for 2014, compared to $800 thousand for 2013.
➢	Loans: Total loans at December 31, 2014 were $1.17 billion, an increase of $16.10 million, or 1.38%, over the total loan balance at December 31, 2013.
➢	Investments: Total investments at year end 2014 were $346.27 million, a decrease of $54.56 million from year end 2013.
➢	Deposits: Total deposits at year end 2014 were $1.31 billion, a decrease of $14.80 million over the balance at year end 2013.

Net Interest Income

2014 compared with 2013

As shown on the table on page 24, our taxable equivalent net interest income was $48.53 million for the year ended December 31, 2014 compared to $50.96 million for 2013.   We used cash flows from the investment portfolio to fund loan growth during 2014. We grew average loans for 2014 by $31.95 million, funded in part by a $97.41 million reduction in the average investment portfolio; the reduction in the investment portfolio was due to management’s decision to reduce price volatility risk. Overall earning assets decreased by $13.77 million during 2014; due to an extended low interest rate environment combined with competitive pressure on spreads resulted in overall lower asset yields and lower levels of net interest income for 2014 compared to 2013. Our fully taxable equivalent net interest margin decreased 12 basis points to 3.03% for 2014 from 3.15% for 2013. Margin compression during 2014 was the result of reduced earning asset yields, which decreased 15 basis points during 2014.  Average loan yields decreased 21 basis points and average investment yields increased 4 basis points.  One of the factors influencing our loan yields is management’s effort to maintain the percentage of variable rate loans.  Adjustable rate loans were $308.9 million as of December 31, 2014, or 26.14% of the loan portfolio. These loans have a lower current yield than fixed rate loans, but will have higher yields when short-term rates start to rise.

Average interest bearing deposits decreased $126.40 million during 2014; the mix of those deposits changed during the year. Interest Expense on time deposits decreased $63.74 million, and interest expense on transaction accounts decreased by $62.66 million. The decrease in interest bearing transaction accounts was solely the result of converting certain deposit products from interest bearing to non-interest bearing.  We also succeeded in growing our noninterest bearing checking account categories during 2014, growing that funding source by $147.34 million primarily due to the aforementioned transfer. The average cost of interest bearing liabilities for 2014 was 0.40%, an increase of one basis point from 2013.

2013 compared with 2012

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

Distribution of Assets, Liabilities and Shareholders' Equity; Interest Rates and Net Interest Margin

	2014			2013			2012
		Interest	Average		Interest	Average		Interest	Average
Taxable equivalent	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(In thousands)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS:
Loans, including fees on loans	$1,165,586	$44,893	3.85%	$1,133,637	$46,045	4.06%	$1,057,446	$46,992	4.44%
Investments	358,274	7,965	2.22%	455,679	9,912	2.18%	509,384	11,834	2.32%
Federal funds sold, securities sold under agreements to repurchase and interest bearing deposits with banks	79,599	192	0.24%	27,909	68	0.24%	20,360	46	0.23%
Total earning assets	1,603,459	$53,050	3.31%	1,617,225	$56,025	3.46%	1,587,190	$58,872	3.71%
Allowance for loan losses	(12,123)			(11,935)			(11,182)
Cash and cash equivalents	27,351			27,087			25,217
Premises and equipment	15,616			16,443			14,874
Bank owned life insurance	10,150			0			0
Other assets	23,213			28,522			32,294
Total assets	$1,667,666			$1,677,342			$1,648,393

LIABILITIES AND SHAREHOLDERS' EQUITY:
Interest bearing deposits:
Savings, interest bearing checking and money market accounts	$668,815	$1,647	0.25%	$731,476	$1,184	0.16%	$665,399	$776	0.12%
Time deposits	258,220	1,725	0.67%	321,962	2,166	0.67%	342,911	2,775	0.81%
Total interest bearing deposits	927,035	3,372	0.36%	1,053,438	3,350	0.32%	1,008,310	3,551	0.35%
Federal funds purchased and Federal Home Loan Bank short-term borrowings	212	1	0.47%	17,260	51	0.30%	38,290	108	0.28%
Securities sold under agreements to repurchase, short-term	192,868	352	0.18%	212,644	863	0.41%	230,281	1,682	0.73%
Other long-term debt	2,358	48	2.04%	2,439	50	2.04%	13,667	363	2.66%
Junior subordinated debentures issued to unconsolidated subsidiary trust	20,619	752	3.65%	20,619	756	3.78%	20,619	1,179	5.80%
Total borrowed funds	216,057	1,153	0.53%	252,962	1,720	0.68%	302,857	3,332	1.10%
Total interest bearing liabilities	1,143,092	$4,525	0.40%	1,306,400	$5,070	0.39%	1,311,167	$6,883	0.52%
Demand deposits	393,355			246,011			214,113
Other liabilities	7,936			8,291			9,492
Shareholders' equity	123,283			116,640			113,621
Total liabilities & shareholders' equity	$1,667,666			$1,677,342			$1,648,393

Net interest income, FTE		$48,525			$50,955			$51,989
Tax equivalent adjustment		(2,078)			(2,058)			(2,015)
Net interest income, GAAP		$46,447			$48,897			$49,974

Yield spread			2.91%			3.07%			3.19%

Net interest margin			3.03%			3.15%			3.28%

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

Analysis of Changes in Fully Taxable Equivalent Net Interest Income

2014 compared to 2013
				Due to
			Increase			Volume/
(In thousands)	2014	2013	(Decrease)	Volume	Rate	Rate
Fully taxable equivalent interest income:
Loans, including fees on loans	$ 44,893	$ 46,045	$ (1,152)	$ 327	$ (600)	$ (879)
Investments	7,965	9,912	(1,947)	(534)	55	(1,468)
Federal funds sold, securities sold under agreements to repurchase and interest bearing deposits with banks	192	68	124	32	0	92
Total interest income	53,050	56,025	(2,975)	(175)	(545)	(2,255)
Less interest expense:
Savings, interest bearing checking and money market accounts	1,647	1,184	463	(26)	156	334
Time deposits	1,725	2,166	(441)	(108)	(4)	(330)
Federal funds purchased and Federal Home Loan Bank short-term borrowings	1	51	(50)	(13)	1	(38)
Securities sold under agreements to repurchase, short-term	352	863	(511)	(20)	(120)	(371)
Other long-term debt	48	50	(2)	0	0	(2)
Junior subordinated debentures issued to unconsolidated subsidiary trust	752	756	(4)	0	(1)	(3)
Total interest expense	4,525	5,070	(545)	(167)	32	(410)
Net interest income	$ 48,525	$ 50,955	$ (2,430)	$ (8)	$ (577)	$ (1,845)

2013 compared to 2012
				Due to
			Increase			Volume/
(In thousands)	2013	2012	(Decrease)	Volume	Rate	Rate
Fully taxable equivalent interest income:
Loans, including fees on loans	$ 46,045	$ 46,992	$ (947)	3,386	(4,042)	$ (291)
Investments	9,912	11,834	(1,922)	(1,248)	(753)	$ 79
Federal funds sold, securities sold under agreements to repurchase and interest bearing deposits with banks	68	46	21	17	3	$ 1
Total interest income	56,025	58,872	(2,847)	2,155	(4,792)	(210)
Less interest expense:
Savings, interest bearing checking and money market accounts	1,184	776	408	77	301	$ 30
Time deposits	2,166	2,775	(609)	(170)	(468)	29
Federal funds purchased and Federal Home Loan Bank short-term borrowings	51	108	(57)	(59)	5	(3)
Securities sold under agreements to repurchase, short-term	863	1,682	(820)	(129)	(748)	57
Securities sold under agreements to repurchase, long-term	0	0	0	0	0	0
Other long-term debt	50	363	(313)	(298)	(84)	69
Junior subordinated debentures issued to unconsolidated subsidiary trust	756	1,179	(422)	0	(415)	(7)
Total interest expense	5,070	6,883	(1,813)	(579)	(1,409)	175
Net interest income	$ 50,955	$ 51,989	$ (1,034)	$ 2,734	$ (3,383)	$ (385)

Provision for Credit Losses

The allowance for loan losses at December 31, 2014 was $11.83 million, or 1.00% of total loans and 1,496% of nonperforming loans, compared to the December 31, 2013 balance of $12.04 million, or 1.03% of total loans and 1,329% of nonperforming loans.  We recorded a provision of $150 thousand during 2014 compared to $800 thousand during 2013. Our credit quality continues to be strong; modest loan growth during 2014 was the primary factor for the provision in 2014. Performing loans past due 31-90 days were 0.04% of total loans at December 31, 2014 compared to 0.03% at December 31, 2013.  Nonperforming loans as a percent of total loans were 0.07% at December 31, 2014 compared to 0.08% at December 31, 2013.  Accruing substandard loans increased to 2.55% of total loans at December 31, 2014 compared to 2.16% at December 31, 2013.  Net charge-offs for 2014 total $163 thousand, compared to net charge-offs of $284 thousand during 2013. All of these factors are taken into consideration during Management’s quarterly review of the Allowance. For a more detailed discussion of our Allowance and nonperforming assets, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Credit Quality and Allowance for Credit Losses” below.

NONINTEREST INCOME AND EXPENSES

Noninterest income

2014 compared to 2013

Total noninterest income decreased $56 thousand to $11.57 million for 2014 compared to 2013. Excluding net gains on investment securities and gains on sales of other assets, total noninterest income increased $454 thousand to $11.47 million for 2014 compared to $11.01 million for 2013. In 2014, a net gain was realized on sale of investment securities of $107 thousand. We realized a one-time gain of $898 thousand during the fourth quarter of 2013 in conjunction with the sale of one of our branch locations.  The gross gain on the sale was $1.83 million; the balance of the gain of $934 thousand was deferred and amortized over 10 years, as we are leasing back a portion of the sold property.  We had an impairment charge in 2013 totaling $166 thousand related to our $37.91 million portfolio of collateralized loan obligations (“CLOs”). Please refer to the discussion of investments for more information about this charge. Increases in cash management fees and other service charge income offset continued reductions in overdraft fees. Trust division income increased $331 thousand to $3.39 million for 2014 compared to 2013.  In 2013, Merchants invested $10 million in bank owned life insurance which resulted in $311 thousand of income in 2014.

2013 compared to 2012

Total noninterest income decreased $983 thousand to $11.63 million for 2013 compared to 2012. Excluding net gains on investment securities and gains on sales of other assets, total noninterest income decreased $9 thousand to $11.01 million for 2013 compared to 2012. We realized a one-time gain of $898 thousand during the fourth quarter of 2013 in conjunction with the sale of one of our branch locations.  The gross gain on the sale was $1.83 million; the balance of the gain of $934 thousand will be deferred and amortized over 10 years, as we are leasing back a portion of the sold property.  We also took an impairment charge in 2013 totaling $166 thousand related to our $37.91 million portfolio of collateralized loan obligations (“CLOs”). Please refer to the discussion of investments for more information about this charge. Increases in cash management fees and other service charge income offset continued reductions in overdraft fees. Trust division income increased $377 thousand to $3.06 million for 2013 compared to 2012.  Other noninterest income decreased $318 thousand to $1.09 million for 2013 compared to 2012; $168 thousand of this reduction was a result of the discontinuation of our credit card affinity program at the end of 2012.

Noninterest expense

2014 compared to 2013

Total noninterest expense increased $2.64 million to $42.21 million for 2014 compared to 2013.  Excluding $1.32 million related to the core conversion project, noninterest expense increased $1.32 million for 2014 compared to 2013.

•

Total compensation and benefits increased $1.59 million to $20.76 million for the year ended December 31, 2014 compared to 2013; the increase was primarily attributable to severance accruals of $925 thousand. Expenses related to our group health insurance plan were $276 thousand higher for the year ended December 31, 2014 compared to 2013. Lastly, deferred loan costs in 2014 were $243 thousand less due to fewer loan originations than in 2013.

•

Occupancy and equipment expenses increased $409 thousand to $8.47 million for year ended December 31, 2014 compared to 2013. This increase was a result of additional investments we made in our facilities and in technology, new core processing services to increase efficiency and improve customer service.  Prior to conversion the core processing expenses were included in legal and professional fees.

•	The marketing expense decreased $211 thousand to $1.22 million for year ended December 31, 2014 compared to 2013. Initiatives were postponed due to the core processing conversion.
•

Other expense increased $630 thousand to $6.37 million for year ended December 31, 2014 compared to 2013.  The expense associated with mobile and internet banking increased $152 thousand as the need to offer advanced technology and 24 hour account access has increased costs.

The effective tax rate for the year 2014 was 23% compared to 25% for 2013, the rates were impacted by the adoption of FASB ASU 2014-01, as discussed in “Income Taxes” section below.  Additional investments in 2014 produced a higher level of tax credits compared to 2013. The 2013 tax rate was benefited by the donation of our branch building in North Bennington, Vermont, to a non-profit organization.

2013 compared to 2012

Total noninterest expense decreased $1.37 million to $39.58 million for 2013 compared to 2012.  Excluding a $1.36 million prepayment penalty incurred during 2012, noninterest expense decreased $2.37 million for 2013 compared to 2012.

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

•

Occupancy and equipment expenses increased $605 thousand to $8.06 million for year ended December 31, 2013 compared to 2012.  This increase was a result of additional investments we made in our facilities and in technology to increase efficiency and improve customer service.  Additionally, we will be changing our core system provider during 2013 and have accelerated the write off of certain assets related to the current core system.

•

The timing of investments in low income housing partnerships and their associated tax credits led to a reduction in expenses related to real estate limited partnerships to $1.04 million for the year ended December 31, 2013 compared to $1.88 million for 2012.  This is now being presented in the income tax line with adoption of FASB ASU 2014-01 as discussed below.

Our effective tax rate for 2013 was negatively impacted by the timing of investments in low income housing partnerships discussed above, which produced a lower level of tax credits for us in 2013 compared to 2012. The 2013 tax rate was benefited by the donation of our branch building in North Bennington, Vermont, to a non-profit organization.

Income Taxes

We recognized $2.53 million, $1.75 million and $2.12 million, respectively, during 2014, 2013, and 2012, in low-income housing, historic rehabilitation and qualified school construction bond tax credits as a reduction in the provision for income taxes. These credits, combined with tax exempt income earned on our municipal loan portfolio, resulted in an effective tax rate of 23%, 25% and 29% for 2014, 2013, and 2012, respectively.  During the first quarter of 2014 Merchants adopted, Financial Accounting Standards Board Accounting Standards Update 2014-01, “Accounting for Investments in Qualified Affordable Housing Projects” and applied retrospectively and prior periods have been reclassified accordingly. This adoption allows investors in low income housing tax credit entities that meet certain conditions to account for the investments entirely in income tax expense, which more accurately reflects the economics of the investment.  The application of this standard reduced total noninterest expense by $1.31 million, $1.04 million and $1.52 million for the year ended December 31, 2014, 2013, and 2012, respectively.

BALANCE SHEET ANALYSIS

Our total assets remained constant at $1.72 billion at December 31, 2014 from $1.73 billion at December 31, 2013, while our average earning assets also remained constant at $1.60 billion at December 31, 2014 from $1.62 billion at December 31, 2013.

Loans

Average loans for 2014 were $1.17 billion, a $31.95 million, or 2.8%, increase over average loans for 2013 of $1.13 billion.  Loans at December 31, 2014 reached a new record high of $1.18 billion, a $16.10 million increase over 2013 ending balance of $1.17 billion. Growth for 2014 in our commercial loan portfolio was driven by new customer acquisition and expansion of existing relationships.

The composition of our loan portfolio is shown in the following table:

		Ending Loan Balances as of December 31,
(In thousands)	2014	2013	2012	2011	2010
Commercial, financial & agricultural	$ 177,597	$ 172,810	$ 165,023	$ 146,990	$ 112,514
Municipal	94,366	94,007	84,689	101,705	67,861
Real estate – residential	469,529	489,706	460,395	420,425	406,960
Real estate – commercial	412,447	371,319	357,178	333,308	300,317
Real estate – construction	23,858	31,841	10,561	18,993	16,420
Installment	4,504	5,655	4,701	5,806	6,284
All other loans	33	895	376	399	438
	$ 1,182,334	$ 1,166,233	$ 1,082,923	$ 1,027,626	$ 910,794

Totals above are shown net of deferred loans fees of $734 thousand, $618 thousand, $250 thousand, $11 thousand, and $(80) thousand for 2014, 2013, 2012, 2011 and 2010, respectively. No reclassifications were necessary in 2014 or 2013. Ending loan balances for 2012, 2011 and 2010 in the table above reflect the reclassification of $29.56 million, $19.39 million, and $16.02 million, respectively, in non-owner occupied residential real estate loans from the residential real estate category to the commercial real estate category. This presentation more accurately presents the risk profile of these loans.

At December 31, 2014, we serviced $974 thousand in residential mortgage loans for investors such as the Federal National Mortgage Association (“FNMA”) and the Federal Home Loan Mortgage Corporation (“FHLMC”), and other financial investors and government agencies. This servicing portfolio continued to decrease during 2014.  We have not sold a residential mortgage on the secondary market in over fifteen years.

The following table presents the contractual maturities of our loan portfolio at December 31, 2014:

		Over One
	One Year	Through	Over Five
(In thousands)	Or Less	5 Years	Years	Total
Commercial, financial & agricultural	$ 60,071	$ 77,025	$ 40,501	$ 177,597
Municipal	50,529	3,814	40,023	94,366
Real estate – residential	5,734	30,098	433,697	469,529
Real estate – commercial	27,174	236,211	149,062	412,447
Real estate – construction	14,141	6,580	3,137	23,858
Installment	2,448	1,782	274	4,504
All other loans	33	0	0	33
	$ 160,130	$ 355,510	$ 666,694	$ 1,182,334

The following table presents loans maturing after one year which have predetermined interest rates and floating or adjustable interest rates as of December 31, 2014:

(In thousands)	Fixed	Adjustable
Commercial, financial & agricultural	$ 78,545	$ 38,981
Municipal	43,837	0
Real estate – residential	421,362	42,433
Real estate – commercial	240,818	144,455
Real estate – construction	4,361	5,356
Installment	2,056	0
Other	0	0
	$ 790,979	$ 231,225

It is our policy to make loans to directors, executive officers, and associates of such persons on substantially the same terms, including interest rates and collateral, as those prevailing for comparable lending transactions with other persons.

Investments

The investment portfolio is used to generate interest income, manage liquidity and mitigate interest rate sensitivity. Our investment portfolio totaled $341.89 million at December 31, 2014, a decrease of $51.45 million from the December 31, 2013 ending balance of $393.34 million.

We purchased bonds with a total book value of $55.50 million during 2014. We sold bonds with a book value of $56.89 million during 2014 for a net pre-tax gain of $107 thousand.  We intentionally allowed the investment portfolio to run off using the cash flow to fund our loan growth and reduce the price volatility.  This will help us control overall asset growth and strengthen our capital ratios and returns as rates rise.

During 2014, we transferred securities with a total amortized cost of $12.63 million, and a corresponding fair value of $12.64 million, from available for sale to held to maturity.  The net unrealized gain, net of taxes, on these securities at the dates of the transfers was $8.31 thousand.  The unrealized holding gain at the time of transfer continues to be reported in accumulated other comprehensive income, net of tax and is amortized over the remaining lives of the securities as an adjustment of the yield. During 2013, securities with an unrealized loss were transferred from available for sale to held to maturity. The amortization of the unamortized holding loss reported in accumulated other comprehensive income offsets the effect on interest income of the discount for the transferred securities.  The remaining unamortized balance of the losses for the securities transferred from available for sale to held to maturity was $2.82 million at December 31, 2014.

In 2014 all of the $35.75 million of CLOs were sold for a small loss and no impairment charge on the remaining portfolio was taken. In 2013 an impairment charge was taken totaling $166 thousand related to the $37.91 million CLO portfolio.

The composition of our investment portfolio at carrying amounts is shown in the following table:

	As of December 31,
(In thousands)	2014	2013	2012
Available for Sale:
U.S. Treasury Obligations	$ 25,093	$ 100	$ 100
U.S. Agency Obligations	0	0	10,897
U.S. Government Sponsored Enterprises (“U.S. GSEs”)	0	0	59,366
FHLB Obligations	0	0	24,585
Residential Real Estate Mortgage-backed Securities (“Agency MBSs”)	95,407	99,271	148,767
Agency Commercial Mortgage Backed Securities ("Agency CMBSs")	21,704	17,638	5,029
Agency Collateralized Mortgage Obligations (“Agency CMOs”)	60,882	97,209	230,399
Collateralized Loan Obligations ("CLOs")	0	37,907	24,527
Non-agency Collateralized Mortgage Obligations (“Non-Agency CMOs”)	0	0	4,593
Asset Backed Securities (“ABSs”)	387	388	418
Total available for sale	203,473	252,513	508,681
Held to maturity:
U.S. Agency Obligations	22,072	23,580	0
U.S. GSEs	9,498	9,442	0
FHLB Obligations	4,720	4,684	0
Agency MBSs	8,109	9,015	407
Agency CMOs	94,022	94,105	0
Total held to maturity	138,421	140,826	407
Total Securities	$ 341,894	$ 393,339	$ 509,088

Agency MBSs and Agency CMOs consist of pools of residential mortgages which are guaranteed by the FNMA, FHLMC, or Government National Mortgage Association (“GNMA”) with various origination dates and maturities.  Agency CMBS consists of bonds backed by commercial real estate which are guaranteed by FNMA and GNMA. CLOs were floating rate securities that consist primarily of pools of senior secured commercial loans structured to provide very strong over collateralization and subordination.

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

We do not intend to sell the investment securities that are in an unrealized loss position, and it is unlikely that we will be required to sell the investment securities before recovery of their amortized cost basis, which may be maturity.

The contractual final maturity distribution of the debt securities classified as available for sale and held to maturity as of December 31, 2014, was as follows:

SECURITIES AVAILABLE FOR SALE (at fair value):

(In thousands)	Within One Year	After One But Within Five Years	After Five But Within Ten Years	After Ten Years	Total
U.S. Treasury Obligations	$ 0	$ 25,093	$ 0	$ 0	$ 25,093
Agency MBSs	32	2,674	21,265	71,436	$ 95,407
Agency CMBSs	0	13,831	3,668	4,205	$ 21,704
Agency CMOs	0	0	2,301	58,581	$ 60,882
ABSs	0	0	0	387	$ 387
	$ 32	$ 41,598	$ 27,234	$ 134,609	$ 203,473
Weighted average investment yield	3.68%	1.43%	2.44%	2.23%

SECURITIES HELD TO MATURITY (at amortized cost):

(In thousands)	Within One Year	After One But Within Five Years	After Five But Within Ten Years	After Ten Years	Total
U.S. Agency Obligations	$ 0	$ 0	$ 0	$ 22,072	$ 22,072
U.S. GSEs	0	0	9,498	0	$ 9,498
FHLB Obligations	0	0	4,720	0	$ 4,720
Agency CMOs	0	0	0	94,022	$ 94,022
Agency MBSs	0	13	98	7,998	$ 8,109
	$ 0	$ 13	$ 14,316	$ 124,092	$ 138,421
Weighted average investment yield	0%	6.41%	6.39%	2.11%

Actual maturities will differ from contractual maturities because borrowers may have rights to call or prepay obligations. Maturities of mortgage-backed securities and collateralized mortgage obligations are based on final contractual maturities.

As a member of the Federal Home Loan Bank system, we are required to invest in stock of the FHLBB in an amount determined based on our borrowings from the FHLBB.  At December 31, 2014, our investment in FHLBB stock totaled $4.38 million.  Dividend income on FHLBB stock of $107 thousand and $27 thousand was recorded during 2014 and 2013, respectively. The FHLBB continues to be classified as “adequately capitalized” by its primary regulator. Based on current available information, we have concluded that our investment in FHLBB stock is not impaired.  We will continue to monitor our investment in FHLBB stock.

Other Assets

Bank premises and equipment decreased to $15.49 million at December 31, 2014 from $15.57 million at December 31, 2013.  During 2014, we converted the core operating system and disposed of the remaining value of the previous capital assets.  The new platform and conversion costs have been capitalized and will be amortized over the life of the contract. In December 2013 we sold one of our branch buildings for a total gain of $1.83 million, of which $934 thousand will be deferred and amortized over ten years as we are leasing back a portion of the sold property. In June 2008, we entered into a sale leaseback arrangement for our principal office in South Burlington, Vermont. Deferred gains on the sale leaseback transaction resulted in a $423 thousand offset to rent expense per year through 2017 and $212 thousand in 2018.

Investments in real estate limited partnerships increased $565 thousand due to additional investments made. These partnerships provide affordable housing in the communities in which we do business, and provide us with tax credits and a high targeted rate of return on our investment.

At the end of December 2013, we made a $10 million investment in bank owned life insurance (“BOLI”). BOLI provides a means to mitigate increasing employee benefit costs. We expect to benefit from the BOLI contracts as a result of the tax-free growth in cash surrender value and death benefits that are expected to be generated over time. The largest risk to the BOLI program is credit risk of the insurance carrier. To mitigate this risk, an annual financial condition review is completed on the carrier. Our investment in BOLI is invested in a hybrid separate account product. Hybrid separate account BOLI invests in bank-eligible bond funds, money market funds, and comparable investments, managed by third-party fund managers with oversight of the managers by the carrier. BOLI is included in the consolidated statements of condition at its cash surrender value. Increases in BOLI’s cash surrender value are reported as a component of noninterest income in the consolidated statements of income.

Deposits

Our deposit balances at December 31, 2014 decreased $14.80 million, or 1.11%, to $1.31 billion from $1.32 billion at December 31, 2013. Total average deposits for 2014 were $1.32 billion, a $20.94 million increase over average balances for 2013.  This represents a 1.61% annualized growth rate. The composition of our deposit balances is shown in the following table:

	As of December 31,
(In thousands)	2014	2013	2012
Demand	$ 566,366	$ 266,299	$ 240,491
Savings, interest bearing checking & money market accounts	530,722	752,171	700,191
Time deposits	211,684	305,106	330,398

Total	$ 1,308,772	$ 1,323,576	$ 1,271,080

The decrease in interest bearing transaction accounts was solely the result of converting certain deposit products from interest bearing to non-interest bearing. Growth during 2014 has been concentrated in our transaction account categories, with continued reductions in time deposit balances. The Transaction Account Guarantee (“TAG”) program, which provided unlimited coverage of noninterest-bearing transaction deposit accounts, expired on January 1, 2013.  We have offered customers affected by the expiration of the TAG program an alternative account that will provide them the same benefit.  We did not see any material deposit outflows related to the expiration of TAG.

Time deposits of $250 thousand and greater at December 31, 2014 and 2013 had the following schedule of maturities:

	As of December 31,
(In thousands)	2014	2013
Three months or less	$ 12,133	$ 5,443
Three to six months	5,174	10,376
Six to twelve months	5,623	20,317
One to five years	4,714	7,917
Total	$ 27,644	$ 44,053

Other Liabilities

Securities sold under agreement to repurchase, which represent collateralized customer accounts increased $8.15 million to $258.46 million at December 31, 2014 compared to $250.31 million at December 31, 2013. The increase is primarily a result of the success in growing the municipal business.

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

These hybrid securities qualify as regulatory capital, up to certain regulatory limits. At the same time, they are considered debt for tax purposes, and as such, interest payments are fully deductible. The trust preferred securities total $20.62 million, and carried a fixed rate of interest through December 2009, at which time the rate became variable and adjusts quarterly at three-month LIBOR plus 1.95%. We have entered into an interest rate swap arrangement for $10 million of our trust preferred issuance.  The swap fixes the rate on $10 million at 5.23% and expires on December 15, 2016. The impact on net interest income for 2014, 2013 and 2012 from the interest expense on the trust preferred securities was $752 thousand, $756 thousand and $1.18 million per year, respectively. The trust preferred securities mature on December 31, 2034, and are redeemable without penalty at our option, subject to prior approval by the FRB.

CREDIT QUALITY AND ALLOWANCE FOR CREDIT LOSSES

The United States economy continued to show modest improvement during 2014.  Although Vermont, our primary market, was not immune to the recent economic turmoil, the downturn was less severe and therefore the recovery not as dramatic, the state has one of the lowest foreclosure rates in the country, home price depreciation has been muted, and the unemployment rate is lower than the national average.

Credit quality

Credit quality is a major strategic focus and strength of our company.  Although we actively manage current nonperforming and classified loans, there is no assurance that we will not have increased levels of problem assets in the future.  The composition of the nonperforming pool is dynamic with accounts moving in and out of this category over time. The following table summarizes our nonperforming loans (“NPL”) and nonperforming assets (“NPA”) as of December 31, 2010, through December 31, 2014:

(In thousands)	2014	2013	2012	2011	2010
Nonaccrual loans	$ 598	$ 425	$ 2,355	$ 1,953	$ 3,171
Loans past due greater than 90 days and accruing	0	75	0	0	384
Troubled debt restructurings (“TDR”)	193	406	557	558	549
Total nonperforming loans	791	906	2,912	2,511	4,104
OREO	0	108	0	358	191
Total nonperforming assets	$ 791	$ 1,014	$ 2,912	$ 2,869	$ 4,295

Nonperforming loans at December 31, 2014 were $791 thousand.  The decrease compared to December 31, 2013 was primarily due to loan payoffs.

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

TDRs represent balances where the existing loan was modified involving a concession in rate, term or payment amount due to the distressed financial condition of the borrower. There were four restructured residential mortgages at December 31, 2014 with balances totaling $147 thousand. There were three restructured commercial loans at December 31, 2014 with a balance of $46 thousand.  All TDRs at December 31, 2014 continue to pay as agreed according to the modified terms and are considered well-secured.

Excluded from the nonperforming balances discussed above are our loans that are 31 to 90 days past due, which are not necessarily considered classified or impaired.  Accruing loans 31 to 90 days past due as a percentage of total loans as of the periods indicated are presented in the following table:

Year Ended	31-90 Days
December 31, 2014	0.04%
December 31, 2013	0.03%
December 31, 2012	0.00%
December 31, 2011	0.02%
December 31, 2010	0.14%

Loans, including impaired loans, are generally classified as nonaccrual if they are past due as to maturity or payment of principal or interest for a period of more than 90 days. If a loan or a portion of a loan is internally classified as impaired or is partially charged-off, the loan is generally classified as nonaccrual. Loans that are on a current payment status or past due less than 91 days may also be classified as nonaccrual if repayment in full of principal and/or interest is in doubt. Income accruals are suspended on all non-accruing loans, and all previously accrued and uncollected interest is charged against current income.

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

A loan remains in non-accruing status until the factors which suggest doubtful collectability no longer exist, the loan is liquidated, or when the loan is determined to be uncollectible, and is charged off against the allowance for loan losses.  In those cases where a non-accruing loan is secured by real estate, we can, and may, initiate foreclosure proceedings.  The result of such action will either be to cause repayment of the loan with the proceeds of a foreclosure sale or to give us possession of the collateral in order to manage a future resale of the real estate.  Foreclosed property is recorded at the lower of its cost or estimated fair value, less any estimated costs to sell and is actively marketed.  Any cost in excess of the estimated fair value on the transfer date is charged to the allowance for loan losses, while further declines in market values are recorded as OREO expense in the consolidated statements of income. Impaired loans, which primarily consist of non-accruing residential mortgage and commercial real estate loans and TDRs, totaled $791 thousand and $906 thousand at December 31, 2014 and 2013, respectively.  At December 31, 2014, $431 thousand of impaired loans had specific reserve allocations totaling $63 thousand.

Substandard loans at December 31, 2014 totaled $30.65 million, of which $30.11 million in loans continue to accrue interest.   Loans identified as substandard have well-defined weaknesses that, if not addressed, could result in a loss.  These accruing substandard loans have generally continued to pay promptly and Management conducts regularly scheduled comprehensive reviews of the borrowers’ financial condition, payment performance, accrual status and collateral.  These reviews also ensure that these troubled accounts are properly administered with a focus on loss mitigation and that any potential loss exposures are appropriately quantified, and reserved for. The findings of this review process are a key component in assessing the adequacy of our loan loss reserve.

Accruing substandard loans at December 31, 2014 reflect a $4.88 million increase in balances since December 31, 2013. At December 31, 2014, accruing substandard loans related to owner-occupied commercial real estate totaled $20.40 million, investor commercial real estate loans totaled $1.56 million, residential mortgage loans totaled $3 thousand, residential investment real estate loans totaled $317 thousand, and $7.83 million in substandard loans are outstanding to corporate borrowers in a variety of different industries. Twelve borrowers in a variety of industries account for 87% of the total accruing substandard loans, and approximately $591 thousand of the total accruing substandard loans carry some form of government guarantee.

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

Allowance for Credit Losses

The Allowance is made up of two components: the ALL and the reserve for undisbursed lines and standby letters of credit.  The ALL is based on Management's estimate of the amount required to reflect the probable incurred losses in the loan portfolio, based on circumstances and conditions known at each reporting date. We review the adequacy of the ALL quarterly. Factors considered in evaluating the adequacy of the ALL include previous loss experience, the size and composition of the portfolio, risk rating composition, current economic and real estate market conditions and their effect on the borrowers, the performance of individual loans in relation to contractual terms and estimated fair values of properties that secure impaired loans.

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

The following table summarizes the allowance for loan losses allocated by loan type:

(In thousands)	2014	2013	2012	2011	2010
Commercial, financial & agricultural	$ 2,583	$ 2,740	$ 2,915	$ 2,412	$ 2,112
Municipal	623	758	494	307	236
Real estate – residential	3,038	2,995	3,333	2,892	2,277
Real estate – commercial	5,209	5,040	4,605	4,575	5,188
Real estate – construction	325	481	187	393	277
Installment	13	18	17	23	24
All other loans	42	10	11	17	21
Allowance for loan losses	$ 11,833	$ 12,042	$ 11,562	$ 10,619	$ 10,135

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

The following table reflects our loan loss experience and activity in the allowance for credit losses for the past five years:

(In thousands)	2014	2013	2012	2011	2010
Average loans outstanding	$ 1,165,586	$ 1,133,637	$ 1,057,446	$ 971,003	$ 912,363
Allowance beginning of year	12,828	12,312	11,353	10,754	11,702
Charge-offs:
Commercial, financial & agricultural and all other loans	(34)	(20)	(9)	(80)	(1,691)
Real estate – residential	(25)	(289)	(20)	(83)	(25)
Real estate – commercial	0	(1)	(32)	(60)	(259)
Real estate – construction	0	0	0	(96)	0
Installment, other	(172)	(102)	0	(10)	(2)
Total charge-offs	(231)	(412)	(61)	(329)	(1,977)
Recoveries:
Commercial, financial & agricultural and all other loans	10	62	30	101	2,128
Real estate – residential	24	6	14	4	20
Real estate – commercial	1	40	1	44	31
Real estate – construction	0	1	25	25	593
Installment, other	33	19	0	4	7
Total recoveries	68	128	70	178	2,779
Net recoveries (charge-offs)	(163)	(284)	9	(151)	802
Provision (credit) for credit losses	150	800	950	750	(1,750)

Allowance end of year	$ 12,815	$ 12,828	$ 12,312	$ 11,353	$ 10,754
Ratio of net (charge-offs) recoveries to average loans outstanding	(0.01)%	(0.02)%	0.00%	(0.02)%	0.09%
Components:
Allowance for loan losses	$ 11,833	$ 12,042	$ 11,562	$ 10,619	$ 10,135
Reserve for undisbursed lines of credit	982	786	750	734	619
Allowance for credit losses	$ 12,815	$ 12,828	$ 12,312	$ 11,353	$ 10,754

Strong credit quality supports Merchants decision for a zero provision during the third and fourth quarters of 2014, and modest loan growth supports the 2014 year to date provision of $150 thousand.

The following table reflects our nonperforming asset and coverage ratios as of the dates indicated:

	2014	2013	2012	2011	2010
NPL to total loans	0.07%	0.08%	0.27%	0.24%	0.45%
NPA to total assets	0.05%	0.06%	0.17%	0.18%	0.29%
Allowance for loan losses to total loans	1.00%	1.03%	1.07%	1.03%	1.11%
Allowance for loan losses to NPL	1,496%	1,329%	397%	423%	247%

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

The Loan Committee and the credit department regularly monitor our loan portfolio. The entire loan portfolio, as well as individual loans, is reviewed for loan performance, compliance with internal policy requirements and banking regulations, creditworthiness, and strength of documentation. We monitor loan concentrations by individual borrowers, industries and loan types. As part of the annual credit policy review process, targets are set by loan type for the total portfolio. Credit risk ratings assessing inherent risk in individual loans are assigned to commercial loans at origination and are reviewed by lenders and Management on a periodic basis according to total exposure and risk rating. These internal reviews assess the adequacy of all aspects of credit administration, additionally; we maintain an on-going active monitoring process of loan performance during the year.  We have also hired external loan review firms to assist in monitoring the commercial, municipal, construction and residential loan portfolios. The commercial loan review firm reviews a minimum threshold of our commercial loan portfolio each year. These comprehensive reviews assessed the accuracy of our risk rating system as well as the effectiveness of credit administration in managing overall credit risks.

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

As of December 31, 2014, we could borrow up to $65 million in overnight funds through unsecured borrowing lines established with correspondent banks.  We have established both overnight and longer term lines of credit with FHLBB.  FHLBB borrowings are secured by residential mortgage loans. The total amount of loans pledged to the FHLBB for both short and long-term borrowing arrangements totaled $369.78 million at December 31, 2014. We have additional borrowing capacity with the FHLBB of $246.92 million as of December 31, 2014.  We have also established a borrowing facility with the FRB which will enable us to borrow at the discount window. Additionally, we have the ability to borrow through the use of repurchase agreements, collateralized by Agency MBS and Agency CMO, with certain approved counterparties. Our investment portfolio, which is managed by the ALCO, had a book value of $339.58 million at December 31, 2014, of which $315.11 million was pledged.  The portfolio is a reliable source of cash flow for us. We closely monitor our short term cash position.  Any excess funds are either left on deposit at the FRB, or are in a fully insured account with one of our correspondent banks.

Presented below are our short-term borrowings during the periods indicated:

	Year Ended December 31, 2014	Year Ended December 31, 2013
FHLBB and other short-term borrowings
Amount outstanding at end of period	$ 0	$ 0
Maximum during the period amount outstanding	18,900	72,500
Average amount outstanding	212	17,259
Weighted average-rate during the period	0.31%	0.30%
Weighted average rate at period end	0%	0%
Securities sold under agreement to repurchase, short-term
Amount outstanding at end of period	258,464	$ 250,314
Maximum during the period amount outstanding	292,692	284,297
Average amount outstanding	192,868	212,644
Weighted average-rate during the period	0.18%	0.41%
Weighted average rate at period end	0.26%	0.18%

Contractual Obligations

We have certain long-term contractual obligations, including long-term debt agreements, operating leases for branch operations, and time deposits. The maturity schedules for these obligations are as follows:

(In thousands)	Less than One year	One Year To Three Years	Three Years To Five Years	Over Five Years	Total
Debt maturities	$ 84	$ 172	$ 180	$ 1,884	$ 2,320
Junior subordinated debentures	0	0	0	20,619	20,619
Operating lease payments	1,554	2,595	1,861	5,844	11,854
Time deposits	145,648	44,207	20,937	892	211,684
	$ 147,286	$ 46,974	$ 22,978	$ 29,239	$ 246,477

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

Exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and financial guarantees written is represented by the contractual amount of those instruments. We use the same credit policies in making commitments as we do for on‑balance sheet instruments. The contractual amounts of these financial instruments at December 31, 2014 are as follows:

(In thousands)	Contractual Amount
Financial instruments whose contract amounts represent credit risk:
Commitments to originate loans	37,651
Unused lines of credit	197,682
Standby letters of credit	8,768
Loans sold with recourse	0
Equity commitments to affordable housing limited partnerships	3,019

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

We do not issue any guarantees that would require liability-recognition or disclosure, other than standby letters of credit. We have issued conditional commitments in the form of standby letters of credit to guarantee payment on behalf of a customer and guarantee the performance of a customer to a third party. Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit totaled approximately $8.77 million and $4.73 million at December 31, 2014 and 2013, respectively, and represent the maximum potential future payments we could be required to make. Typically, these instruments have terms of 12 months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance sheet instruments. Our policies governing loan collateral apply to standby letters of credit at the time of credit extension. LTV ratios are generally consistent with LTV requirements for other commercial loans secured by similar types of collateral. The fair value of our standby letters of credit at December 31, 2014 and 2013 was insignificant.

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

Capital Resources
In general, capital growth is essential to support deposit and asset growth and to ensure our strength and safety. Net income increased our capital by $12.13 million in 2014, $15.13 million in 2013 and $15.19 million in 2012. Payment of dividends decreased our capital by $7.09 million in 2014, $7.05 million in 2013, and $7.01 million in 2012, while the use of treasury stock to fund our dividend reinvestment plan increased our capital by $622 thousand and $683 thousand during 2013 and 2012, respectively. In 2014, Merchants Bank purchased shares in the market to fund our dividend reinvestment plan which resulted in a decrease in our capital by $82 thousand. In December 2004, we privately placed $20 million in capital securities as part of a pooled trust preferred program. The securities qualify as regulatory capital under regulatory adequacy guidelines.

Changes in the market value of our available for sale investment portfolio, net of tax, increased capital by $1.64 million in 2014 and decreased capital by $6.32 million in 2013. Our unrecognized net actuarial loss in our pension plan resulted in a cumulative after-tax charge to equity of $1.61 million.  Our unrealized loss on our interest rate swaps, net of taxes, at December 31, 2014, reduced capital by a cumulative $161 thousand. We recognized $472 thousand and $237 thousand of amortization of unrealized holding losses of securities transferred from available for sale to held to maturity, net of taxes, in 2014 and 2013, respectively.

We extended our stock buyback program through January 31, 2016. Under the program, which was originally adopted in January 2007, we may repurchase up to 200,000 shares of our common stock on the open market from time to time, and have purchased 143,475 shares at an average price per share of $22.94 since the program's adoption. We did not repurchase any of our shares during 2014, 2013 or 2012 and do not expect to repurchase shares in the near future.

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

Financial markets have been volatile and challenging for many financial institutions. Because of our favorable credit quality and strong balance sheet, we did not experience any liquidity constraints through the end of 2014.  During the past several quarters, our liquidity position has been strong, as depositors and investors in the wholesale funding markets seek strong financial institutions.

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

The ALCO consultant’s most recent review was as of December 31, 2014. The consultant ran a base simulation assuming no changes in rates as well as a 200 basis point rising and, because rates continue to be very low, a 100 basis point falling interest rate scenario that assumes a parallel and pro rata shift of the yield curve over a one-year period, and no growth assumptions.  Additionally, the consultant ran a 400 basis point rising simulation that assumed a parallel shift of the curve over 24 months, a 500 basis point rising simulation which assumed the curve flattened over a 24 month time frame, and a 500 basis point rising simulation which assumed the increase in rates was delayed by two years.   A summary of the results is as follows:

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

We have established a target range for the change in net interest income in year one of zero to 7.5%. The net interest income simulation as of December 31, 2014 showed that the change in net interest income for the next 12 months from our expected or “most likely” forecast was as follows:

Rate Change	Percent Change in Net Interest Income
Up 200 basis points	3.93%
Down 100 basis points	0.03%

The change in net interest income in the second year of the simulation shows a more pronounced downward trend in the flat and down 100 basis points scenarios, the projected change is (4.52)% and (13.36)%, respectively, while the up 200 basis points simulation produces an increase of 7.23%.  The degree to which this exposure materializes will depend, in part, on our ability to manage our balance sheet as interest rates rise or fall.

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

The most significant ongoing factor affecting market risk exposure of net interest income during the year ended December 31, 2014 was the sustained low interest rate environment.  Net interest income exposure is also significantly affected by the shape and level of the U.S. Government securities and interest rate swap yield curves, and changes in the size and composition of the loan, investment and deposit portfolios.  During 2014, the two year Constant Maturity Treasury note increased 21 basis points to 0.59%. The spread between the two year CMT and the ten year CMT at December 31, 2014 was 139 basis points, compared to 266 basis points at December 31, 2013.

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

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Merchants Bancshares, Inc.

Consolidated Balance Sheets

	December 31,	December 31,
(In thousands except share and per share data)	2014	2013
ASSETS
Cash and due from banks	$23,745	$30,434
Interest earning deposits with banks and other short-term investments	130,714	85,037
Total cash and cash equivalents	154,459	115,471
Investments:
Securities available for sale, at fair value	203,473	252,513
Securities held to maturity (fair value of $139,171 and $137,087)	138,421	140,826
Total investments	341,894	393,339
Loans	1,182,334	1,166,233
Less: Allowance for loan losses	11,833	12,042
Net loans	1,170,501	1,154,191
Federal Home Loan Bank stock	4,378	7,496
Bank premises and equipment, net	15,492	15,572
Investment in real estate limited partnerships	5,196	4,631
Bank owned life insurance	10,311	10,000
Other assets	21,233	24,769
Total assets	$1,723,464	$1,725,469
LIABILITIES
Deposits:
Demand (noninterest bearing)	$566,366	$266,299
Savings, interest bearing checking and money market accounts	530,722	752,171
Time Deposits	211,684	305,106
Total deposits	1,308,772	1,323,576
Securities sold under agreements to repurchase	258,464	250,314
Other long-term debt	2,320	2,403
Junior subordinated debentures issued to unconsolidated subsidiary trust	20,619	20,619
Other liabilities	7,468	8,946
Total liabilities	1,597,643	1,605,858

SHAREHOLDERS' EQUITY
Preferred stock
Class A non-voting shares authorized - 200,000, none outstanding	0	0
Class B voting shares authorized - 1,500,000, none outstanding	0	0
Common stock, $.01 par value	67	67
Authorized: 10,000,000 shares; Issued: 6,651,760 at December 31, 2014 and December 31, 2013
Outstanding: 6,327,226 at December 31, 2014 and 6,318,708 at December 31, 2013
Capital in excess of par value	37,404	37,129
Retained earnings	100,697	95,657
Treasury stock, at cost: 324,534 shares at December 31, 2014 and 333,052 shares at December 31, 2013	(13,865)	(14,043)
Deferred compensation arrangements: 308,670 shares at December 31, 2014 and 319,854 shares at December 31, 2013	6,566	6,521
Accumulated other comprehensive (loss) income	(5,048)	(5,720)
Total shareholders' equity	125,821	119,611
Total liabilities and shareholders' equity	$1,723,464	$1,725,469

See accompanying notes to consolidated financial statements

Merchants Bancshares, Inc.

Consolidated Statements of Income

	Twelve Months Ended
	December 31,
(In thousands except per share data)	2014	2013	2012
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$42,815	$43,987	$44,977
Investment income:
Interest and dividends on investment securities	7,965	9,912	11,834
Interest on interest earning deposits with banks and other short-term investments	192	68	46
Total interest and dividend income	50,972	53,967	56,857
INTEREST EXPENSE
Savings, interest bearing checking and money market accounts	1,647	1,184	776
Time deposits	1,725	2,166	2,775
Securities sold under agreement to repurchase and other short-term debt	353	914	1,790
Long-term debt	800	806	1,542
Total interest expense	4,525	5,070	6,883
Net interest income	46,447	48,897	49,974
Provision for credit losses	150	800	950
Net interest income after provision for credit losses	46,297	48,097	49,024
NONINTEREST INCOME
Impairment losses on securities	0	(166)	0
Net gains (losses) on investment securities	107	(12)	507
Trust division income	3,393	3,062	2,685
Service charges on deposits	3,842	3,989	4,078
Net debit card income	2,660	2,875	2,854
Gain on sale of other assets	0	794	1,083
Earnings on Bank Owned Life Insurance	311	0	0
Other	1,261	1,088	1,406
Total noninterest income	11,574	11,630	12,613
NONINTEREST EXPENSE
Compensation and benefits	20,758	19,165	19,582
Occupancy expense	4,319	4,165	3,826
Equipment expense	4,148	3,892	3,626
Legal and professional fees	2,997	2,755	2,545
Marketing	1,218	1,429	1,730
State franchise taxes	1,435	1,439	1,295
FDIC insurance	857	872	866
Prepayment penalty on long-term debt	0	0	1,363
Other Real Estate Owned ("OREO") expenses	111	121	197
Other	6,371	5,696	5,920
Total noninterest expense	42,214	39,534	40,950
Income before provision for income taxes	15,657	20,193	20,687
Provision for income taxes	3,532	5,062	5,493
NET INCOME	$12,125	$15,131	$15,194

Basic earnings per common share	$1.92	$2.40	$2.43
Diluted earnings per common share	$1.91	$2.40	$2.42

See accompanying notes to consolidated financial statements

Merchants Bancshares, Inc.

Consolidated Statements of Comprehensive Income

	Twelve Months Ended
	December 31,
(In thousands)	2014	2013	2012
Net income	$12,125	$15,131	$15,194
Other comprehensive (loss) income, net of tax:
Unrealized holding gain (losses) on securities available for sale, net of taxes of $921, $(3,398), and $(181)	1,705	(6,311)	(336)
Unrealized holding gains (losses) arising during the period for securities transferred from available for sale to held to maturity, net of taxes of $4, $(1,902), and $0	8	(3,533)	0
Amortization of unrealized holding losses of securities transferred from available for sale to held to maturity, net of taxes of $254, $128, and $0	472	237	0
Reclassification adjustments for net securities losses (gains) included in net income, net of taxes of $(38), $62, and $(177)	(69)	116	(329)
Change in net unrealized loss on interest rate swaps, net of taxes of $86, $116, and $122	161	216	226
Pension liability adjustment, net of taxes of $(863), $721, and $(241)	(1,605)	1,340	(448)
Other comprehensive (loss) income	672	(7,935)	(887)
Comprehensive (loss) income	$12,797	7,196	14,307

See accompanying notes to consolidated financial statements

Merchants Bancshares, Inc.

Consolidated Statements of Changes in Shareholders' Equity

For the Years Ended December 31, 2014, 2013, and 2012

						Accumulated
		Capital in			Deferred	Other
	Common	Excess of	Retained	Treasury	Compensation	Comprehensive
(In thousands except per share data)	Stock	Par Value	Earnings	Stock	Arrangements	Income (loss)	Total
Balance at December 31, 2011	$67	$36,544	$79,393	$(15,817)	$6,248	$3,102	$109,537
Net income	0	0	15,194	0	0	0	15,194
Dividends paid ($1.12 per share)	0	0	(7,007)	0	0	0	(7,007)
Sale of treasury stock	0	2	0	16	0	0	18
Distribution of stock under deferred compensation arrangements	0	0	0	386	(386)	0	0
Shares granted under stock plans and deferral of director fees, including excess tax benefit	0	41	0	380	90	0	511
Share based compensation expense	0	72	0	0	100	0	172
Dividend reinvestment plan	0	83	0	249	351	0	683
Other comprehensive loss	0	0	0	0	0	(887)	(887)
Balance at December 31, 2012	$67	$36,742	$87,580	$(14,786)	$6,403	$2,215	$118,221
Net income	0	0	15,131	0	0	0	15,131
Dividends paid ($1.12 per share)	0	0	(7,054)	0	0	0	(7,054)
Sale of treasury stock	0	3	0	12	0	0	15
Distribution of stock under deferred compensation arrangements	0	0	0	450	(450)	0	0
Shares granted under stock plans and deferral of director fees, including excess tax benefit	0	223	0	140	61	0	424
Share based compensation expense	0	27	0	0	160	0	187
Dividend reinvestment plan	0	134	0	141	347	0	622
Other comprehensive income	0	0	0	0	0	(7,935)	(7,935)
Balance at December 31, 2013	$67	$37,129	$95,657	$(14,043)	$6,521	$(5,720)	$119,611
Net income	0	0	12,125	0	0	0	12,125
Dividends paid ($1.12 per share)	0	0	(7,085)	0	0	0	(7,085)
Purchase of treasury stock	0	0	0	(82)	0	0	(82)
Distribution of stock under deferred compensation arrangements & stock plans	0	0	0	553	(553)	0	0
Shares granted under stock plans and deferral of director fees, including excess tax benefit	0	275	0	164	22	0	461
Share based compensation expense	0	0	0	(122)	241	0	119
Dividend reinvestment plan	0	0	0	(335)	335	0	(0)
Other comprehensive income	0	0	0	0	0	672	672
Balance at December 31, 2014	$67	$37,404	$100,697	$(13,865)	$6,566	$(5,048)	$125,821

See accompanying notes to consolidated financial statements

Merchants Bancshares, Inc.

Consolidated Statements of Cash Flows

	Twelve Months Ended December 31,
(In thousands)	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,125	$15,131	$15,194
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	150	800	950
Deferred tax expense (benefit)	(175)	4,329	772
Depreciation and amortization	2,452	2,181	1,948
Amortization of investment security premiums and accretion of discounts, net	707	1,101	2,330
Stock based compensation	119	187	172
Contribution to pension plan	0	0	(5,000)
Net losses (gains) on sales of investment securities	(107)	12	(507)
Other-than-temporary impairment losses on investment securities	0	166	0
Net gains on sale of loans	0	0	0
Net (gains) losses on sale of premises, equipment and other assets	104	(794)	(1,040)
Deferred (gain) on sale of premises	(517)	(934)	0
(Gains) losses on sale of other real estate owned	35	(20)	(7)
Bank owned life insurance	(311)	0	0
Amortization of real estate limited partnership investments	1,257	1,039	1,516
Changes in assets and liabilities:
Net change in interest receivable	195	386	753
Net change in other assets	790	(1,635)	(2,333)
Net change in interest payable	(49)	(19)	2,196
Net change in other liabilities	(861)	634	(11,282)
Net cash provided by operating activities	15,915	22,564	5,662
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investment securities available for sale	56,889	53,215	129,936
Proceeds from maturities of investment securities available for sale	37,235	99,979	186,540
Proceeds from maturities of investment securities held to maturity	15,486	7,254	151
Proceeds from redemption of Federal Home Loan Bank stock	3,118	649	485
Purchases of investment securities available for sale	(55,495)	(60,580)	(316,251)
Loan originations in excess of principal payments	(16,264)	(86,185)	(55,428)
Proceeds from sales of loans, net	0	2,378	0
Proceeds from sale of other assets	0	0	334
Proceeds from sale of premises and equipment	0	3,026	788
Proceeds from sales of other real estate owned	68	171	505
Real estate limited partnership investments	(1,822)	(247)	(1,750)
Investment in bank owned life insurance	0	(10,000)	0
Purchases of bank premises and equipment	(2,477)	(3,019)	(3,877)
Net cash provided by (used in) investing activities	36,738	6,640	(58,567)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	(14,804)	52,496	93,200
Net change in securities sold under agreement to repurchase, short-term	8,150	(37,206)	24,993
Principal payments on long-term debt	(83)	(80)	(20,079)
Cash dividends paid	(7,085)	(6,432)	(6,324)
Purchase of Treasury Stock	(82)	0	0
Sale of treasury stock	0	15	18
Increase in deferred compensation arrangements	0	237	213
Proceeds from exercise of stock options, net of withholding taxes	225	0	280
Tax benefit from exercise of stock options and distribution of shares in deferred compensation arrangements	14	8	20
Net cash provided by financing activities	(13,665)	9,038	92,321
Increase (decrease) in cash and cash equivalents	38,988	38,243	39,416
Cash and cash equivalents beginning of period	115,471	77,228	37,812

Cash and cash equivalents end of period	$154,459	0	115,471	$77,228

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Total interest payments	$4,574		$5,051	$4,687
Total income tax payments	8,054		800	5,950
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Distribution of stock under deferred compensation arrangements	$553		$450	$391
Distribution of treasury stock in lieu of cash dividend under dividend reinvestment plan	0		622	683
Non-cash exercise of stock options	124		181	130
Transfer of loans to other real estate owned	0		213	140
Transfer of securities from available for sale to held to maturity	12,626		152,887	0
Decrease in payable for investments purchased	0		0	(9,461)

See accompanying notes to consolidated financial statements

Merchants Bancshares, Inc.

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Merchants Bancshares, Inc. (the “Company”), and its wholly-owned subsidiary Merchants Bank (the “Bank,” and collectively with the Company, “Merchants”, “we,” “us, or “our”). All material intercompany accounts and transactions are eliminated in consolidation. We offer a full range of deposit, loan, cash management, and trust services to meet the financial needs of individual consumers, businesses and municipalities at 32 full-service banking offices throughout the state of Vermont as of December 31, 2014.

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

Federal Home Loan Bank System

We are a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank of Boston (“FHLBB”) provides a central credit facility primarily for member institutions. Member institutions are required to acquire and hold shares of capital stock in the FHLBB in an amount at least equal to the sum of 0.35% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year. We were in compliance with this requirement at December 31, 2014. FHLBB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income.

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

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of deferred loan fees and costs, and an allowance for loan losses. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level-yield method without anticipating prepayments.

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

Commercial and commercial real estate loans are individually evaluated for impairment when a loan meets any of the specific criteria identified in our methodology. If a loan is impaired, the loan is either charged down, or a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral.  Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures.

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

The general component covers non-impaired loans and is based on historical loss experience adjusted for current factors.  The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by us over the most recent 5 years.  This actual loss experiences is supplemented with other factors based on the risks present for each portfolio segment.  These factors include consideration of the following:  levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations. Due to the added risks associated with loans which are graded as pass-watch, special mention, and substandard that are not classified as impaired, an additional analysis is performed to determine whether an allowance is needed that is not fully captured by the historical loss experience. While historical loss experience by loan segment and migration of loans into higher risk classifications are considered, the following factors are also considered in determining the level of needed allowance on such loans: the historical loss rates of loans specifically classified as pass-watch, special mention, or substandard; and the trends in the collateral on the loans included within these classifications. This analysis created an additional $1.23 million at December 31, 2014 compared to $1.55 million at December 31, 2013 in needed allowance for loan loss.

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

Real Estate – Commercial: We offer commercial real estate loans to finance real estate purchases and refinancing of existing commercial properties. These commercial real estate loans are generally secured by first liens on the real estate, which may include both owner occupied and non-owner occupied facilities. The types of facilities financed include apartments, hotels, warehouses, retail facilities, manufacturing facilities and office buildings. Our underwriting analysis includes credit verification, independent appraisals, a review of the borrower's financial condition, and a detailed analysis of the borrower’s underlying cash flows.

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

Income Recognition on Impaired and Nonaccrual Loans

Interest income on mortgage and commercial loans is discontinued and placed on non-accrual status at the time the loan is 90 days delinquent unless the loan is well-secured and in process of collection. Mortgage loans, and commercial loans are charged off to the extent principal or interest is deemed uncollectible. Consumer and credit card loans continue to accrue interest until they are charged off no later than 120 days past due unless the loan is well secured and is in the process of collection. Past-due status is based on the contractual terms of the loan. In all cases, loans are placed on non-accrual or charged-off at an earlier date if collection of principal or interest is considered doubtful. Non-accrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

All interest accrued but not received for loans placed on non-accrual is reversed against interest income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Under the cost-recovery method, interest income is not recognized until the loan balance is reduced to zero. Under the cash-basis method, interest income is recorded when the payment is received in cash. Loans may be returned to accrual status when there is a sustained period of repayment performance (generally a minimum of six months) by the borrower, in accordance with the contractual terms of the loans and all principal and interest amounts contractually due, including arrearages, are reasonably assured of repayment within an acceptable period of time.

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

Premises and Equipment

Land is carried at cost. Premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are provided using straight-line and accelerated methods at rates that depreciate the original cost of the premises and equipment over the shorter of their estimated useful lives or the expected lease term in the case of leasehold improvements. Expenditures for maintenance, repairs and renewals of minor items are generally charged to expense as incurred. When premises and equipment are replaced, retired, or deemed no longer useful they are written down to estimated selling price less costs to sell by a charge to current earnings.

Investments in Real Estate Limited Partnerships

We have investments in various real estate limited partnerships that acquire, develop, own and operate low and moderate-income housing. Our ownership interest in these limited partnerships ranges from 5.36% to 99.9% as of December 31, 2014. These investments are made directly in Low Income Housing Tax Credit, or LIHTC, partnerships formed by third parties. As a limited partner in these operating partnerships, we receive tax credits and tax deductions for losses incurred by the underlying properties.

Effective January 1, 2014, the Company adopted Accounting Standards Update (“ASU”) 2014-01, “Investments – Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects.” The amendment permits an entity to amortize the initial cost of the investment in proportion to the amount of the tax credits and other tax benefits received and recognize the net investment performance in the income statement as a component of income tax expense. This ASU was applied retrospectively and prior periods have been reclassified accordingly. The adoption of this ASU had had a net effect of $0 to net income in the years presented in these financial statements. Merchants has unfunded commitments of $3,019,280 at year-end related to qualified affordable housing project investments, which will be paid in 2015 and 2016. There were no impairment losses during the year resulting from the forfeiture or ineligibility of tax credits related to qualified affordable housing project investments.

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

Income Taxes

Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. Low-income housing tax credits and historic rehabilitation credits are recognized as a reduction of income tax expense in the year in which they are earned. We recognize interest and/or penalties related to income tax matters in other noninterest expense in our consolidated statements of income. Penalties and/or interest were zero or immaterial for 2014, 2013 and 2012. Our policy is to reduce deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

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

Restrictions on Cash

Cash on hand or on deposit with the Federal Reserve Bank was required to meet regulatory reserve and clearing requirements.

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

Reclassifications

Reclassifications are made to prior years’ consolidated financial statements whenever necessary to conform to the current year’s presentation. Reclassifications had no effect on prior year net income or shareholders’ equity.

NOTE 2: RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014 the FASB amended existing guidance related to revenue from contracts with customers. This amendment supersedes and replaces nearly all existing revenue recognition guidance, including industry-specific guidance, establishes a new control-based revenue recognition model, changes the basis for deciding when revenue is recognized over time or at a point in time, provides new and more detailed guidance on specific topics and expands and improves disclosures about revenue. In addition, this amendment specifies the accounting for some costs to obtain or fulfill a contract with a customer. These amendments are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The amendments should be applied retrospectively to all periods presented or retrospectively with the cumulative effect recognized at the date of initial application. The Company is currently evaluating the impact of this new accounting standard on the consolidated financial statements.

NOTE 3: INVESTMENT SECURITIES

Investments in securities are classified as available for sale or held to maturity as of December 31, 2014 and 2013. The amortized cost and fair values of the securities classified as available for sale and held to maturity as of December 31, 2014 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available for Sale:
U.S. Treasury Obligations	$25,048	$57	$12	$25,093
Residential Real Estate Mortgage-backed Securities ("Agency MBSs")	92,827	2,680	100	95,407
Agency Commercial Mortgage Backed Securities ("Agency CMBSs")	22,056	20	372	21,704
Agency Collateralized Mortgage Obligations ("Agency CMOs")	60,880	241	239	60,882
Asset Backed Securities ("ABSs")	351	36	0	387
Total Available for Sale	$201,162	$3,034	$723	$203,473

		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value
Held to Maturity:
U.S. Agency Obligations	$22,072	$597	$0	$22,669
U.S. Government Sponsored Enterprises ("U.S. GSEs")	9,498	59	0	9,557
Federal Home Loan Bank ("FHLB") Obligations	4,720	100	0	4,820
Agency CMOs	94,022	280	519	93,783
Agency MBSs	8,109	233	0	8,342
Total Held to Maturity	$138,421	$1,269	$519	$139,171

The amortized cost and fair values of the securities classified as available for sale and held to maturity as of December 31, 2013 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available for Sale:
U.S. Treasury Obligations	$100	$0	$0	$100
Agency MBSs	97,882	2,876	1,487	99,271
Agency CMBSs	18,398	0	760	17,638
Agency CMOs	98,162	254	1,207	97,209
Collateralized Loan Obligations ("CLOs")	37,834	73	0	37,907
ABSs	357	31	0	388
Total Available for Sale	$252,733	$3,234	$3,454	$252,513

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Held to Maturity:
U.S. Agency Obligations (SBA's only)	$23,580	$0	$458	$23,122
U.S. GSEs	9,442	0	512	8,930
FHLB Obligations	4,684	0	191	4,493
Agency CMOs	94,105	0	2,426	91,679
Agency MBSs	9,015	25	177	8,863
Total Held to Maturity	$140,826	$25	$3,764	$137,087

The contractual final maturity distribution of the debt securities classified as available for sale of December 31, 2014, are as follows:

		After One	After Five
	Within	But Within	But Within	After Ten
(In thousands)	One Year	Five Years	Ten Years	Years	Total
Available for Sale (at fair value):
U.S. Treasury Obligations	$0	$25,093	$0	$0	$25,093
Agency MBSs	32	2,674	21,265	71,436	95,407
Agency CMBSs	0	13,831	3,668	4,205	21,704
Agency CMOs	0	0	2,301	58,581	60,882
ABSs	0	0	0	387	387
Total Available for Sale	$32	$41,598	$27,234	$134,609	$203,473
Available for Sale (at amortized cost):
U.S. Treasury Obligations	$0	$25,048	$0	$0	$25,048
Agency MBSs	31	2,538	20,514	69,744	92,827
Agency CMBSs	0	13,989	3,740	4,327	22,056
Agency CMOs	0	0	2,292	58,588	60,880
ABSs	0	0	0	351	351
Total Available for Sale	$31	$41,575	$26,546	$133,010	$201,162

The contractual final maturity distribution of the debt securities classified as held to maturity of December 31, 2014, are as follows:

		After One	After Five
	Within	But Within	But Within	After Ten
(In thousands)	One Year	Five Years	Ten Years	Years	Total
Held to Maturity (at fair value):
U.S. Agency Obligations	$0	$0	$0	$22,669	$22,669
U.S. GSEs	0	0	9,557	0	9,557
FHLB Obligations	0	0	4,820	0	4,820
Agency CMOs	0	0	0	93,783	93,783
Agency MBSs	0	13	111	8,218	8,342
Total Held to Maturity	$0	$13	$14,488	$124,670	$139,171
Held to Maturity (at amortized cost):
U.S. Agency Obligations	$0	$0	$0	$22,072	$22,072
U.S. GSEs	0	0	9,498	0	9,498
FHLB Obligations	0	0	4,720	0	4,720
Agency CMOs	0	0	0	94,022	94,022
Agency MBSs	0	13	98	7,998	8,109
Total Held to Maturity	$0	$13	$14,316	$124,092	$138,421

Actual maturities will differ from contractual maturities because borrowers may have rights to call or prepay obligations. Maturities of Agency MBSs and Agency CMOs in the table above are based on final contractual maturities.

The following table presents the proceeds, gross gains and gross losses on available for sale securities.

(In thousands)	2014	2013	2012
Proceeds	$56,889	$53,215	$129,936
Gross gains	303	548	811
Gross losses	(196)	(560)	(304)
Net gains (losses)	$107	$(12)	$507

Securities with a carrying value of $317.22 million and $315.53 million at December 31, 2014 and 2013, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes required by law.

Gross unrealized losses on investment securities available for sale and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position, at December 31, 2014, were as follows:

	Less Than 12 Months		12 Months or More		Total
(In thousands)	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
U.S. Treasury Obligations	$5,080	$12	$0	$0	$5,080	$12
Agency MBSs	7,893	23	$10,763	77	18,656	100
Agency CMBSs	0	0	17,478	372	17,478	372
Agency CMOs	11,384	49	10,962	190	22,346	239
Total	$24,357	$84	$39,203	$639	$63,560	$723

Gross unrecognized losses on investment securities held to maturity and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position, at December 31, 2014, were as follows:

	Less Than 12 Months		12 Months or More				Total
(In thousands)	Fair Value	Loss	Fair Value		Loss		Fair Value	Loss
Agency CMOs	14,338	108	411	43,911	519	411	58,249	519
Agency MBSs	0	0	0	0	0	0	0	0
Total	$14,338	$108		$43,911		$411	$58,249	$519

Gross unrealized losses on investment securities available for sale and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position, at December 31, 2013, were as follows:

	Less Than 12 Months		12 Months or More		Total
(In thousands)	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
Available for Sale
Agency MBSs	46,547	1,487	0	0	46,547	1,487
Agency CMBSs	12,778	578	4,860	182	17,638	760
Agency CMOs	57,904	977	3,557	230	61,461	1,207
Total	117,229	3,042	8,417	412	125,646	3,454

	Less Than 12 Months		12 Months or More		Total
(In thousands)	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
Held to Maturity
U.S. Agency Obligations	$13,722	$307	$9,400	$151	$23,122	$458
U.S. GSEs	8,930	512	0	0	8,930	512
FHLB Obligations	4,493	191	0	0	4,493	191
Agency CMOs	66,203	1,410	25,476	1,016	91,679	2,426
Agency MBSs	8,569	177	0	0	8,569	177
Total	$101,917	$2,597	$34,876	$1,167	$136,793	$3,764

There were no securities classified as trading at December 31, 2014 and 2013.

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

At December 31, 2014, all of our MBSs and CMOs held were issued by U.S. government-sponsored entities and agencies, primarily FNMA and FHLMC, institutions which the government has affirmed its commitment to support.  Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because we do not have the intent to sell these securities and it is not likely that we will be required to sell the securities before their anticipated recovery, we do not consider these securities to be other-than-temporarily impaired at December 31, 2014.

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

During 2014, we transferred securities with a total amortized cost of $12.63 million, and a corresponding fair value of $12.64 million, from available for sale to held to maturity.  The net unrealized gain, net of taxes, on these securities at the dates of the transfers was $8 thousand. During the third and fourth quarters of 2013, we transferred securities with a total amortized cost of $152.89 million, and a corresponding fair value of $147.45 million, from available for sale to held to maturity. The net unrealized holding loss, net of taxes, on these securities at the dates of the transfers were $3.53 million. The unrealized holding gains and losses at the time of transfer continues to be reported in accumulated other comprehensive income, net of tax and are amortized over the remaining lives of the securities as an adjustment of the yield.  The amortization of the unamortized holding gains and losses reported in accumulated other comprehensive income will offset the effect on interest income of the premium and discount for the transferred securities.  The remaining unamortized balance of the net losses for the securities transferred from available for sale to held to maturity was $4.35 million or $2.82 million, net of tax at December 31, 2014.

In 2014, the entire CLO portfolio was sold for a small net loss. In 2013 an impairment charge was taken totaling $166 thousand related to the $37.91 million CLO portfolio. Under the Volcker Rule, following a conformance period, we may have been required to divest some or all of our CLOs.

NOTE 4: LOANS AND THE ALLOWANCE FOR CREDIT LOSSES

Loans

The composition of our loan portfolio at December 31, 2014 and 2013 was as follows:

(In thousands)	December 31, 2014	December 31, 2013
Commercial, financial and agricultural	$177,597	$172,810
Municipal loans	94,366	94,007
Real estate loans – residential	469,529	489,706
Real estate loans – commercial	412,447	371,319
Real estate loans – construction	23,858	31,841
Installment loans	4,504	5,655
All other loans	33	895
Total loans	$1,182,334	$1,166,233

We primarily originate residential real estate, commercial, commercial real estate, municipal obligations and installment loans to customers throughout the state of Vermont. There are no significant industry concentrations in the loan portfolio. Loans totaled $1.18 billion and $1.17 billion at December 31, 2014 and 2013, respectively. Total loans included $734 thousand and $618 thousand of net deferred loan origination costs at December 31, 2014 and December 31, 2013, respectively. The aggregate amount of overdrawn deposit balances classified as loan balances was $235 thousand and $895 thousand at December 31, 2014 and 2013, respectively.

The following table reflects our loan loss experience and activity in the allowance for credit losses for the twelve months ended December 31, 2014:

(In thousands)	Commercial, financial and agricultural	Municipal	Real estate- residential	Real estate- commercial	Real estate-construction	Installment	All other	Totals
Allowance for credit losses:
Beginning balance	$3,354	768	3,081	5,085	512	18	10	$12,828
Charge-offs	(34)	0	(25)	0	0	(2)	(170)	(231)
Recoveries	10	0	24	1	0	2	31	68
Provision (credit)	1	(132)	47	165	(97)	(5)	171	150
Ending balance	$3,331	$636	$3,127	$5,251	$415	$13	$42	$12,815

The following table reflects our loan loss experience and activity in the allowance for credit losses for the twelve months ended December 31, 2013:

(In thousands)	Commercial, financial and agricultural	Municipal	Real estate- residential	Real estate- commercial	Real estate-construction	Installment	All other	Totals
Allowance for credit losses:
Beginning balance	$3,447	$522	$3,421	$4,660	$234	$17	$11	$12,312
Charge-offs	(20)	0	(289)	(1)	0	(9)	(93)	(412)
Recoveries	62	0	6	40	1	6	13	128
Provision (credit)	(135)	246	(57)	386	277	4	79	800
Ending balance	$3,354	$768	$3,081	$5,085	$512	$18	$10	$12,828

The following table reflects our loan loss experience and activity in the allowance for credit losses for the twelve months ended December 31, 2012:

(In thousands)	Commercial, financial and agricultural	Municipal	Real estate- residential	Real estate- commercial	Real estate-construction	Installment	All other	Totals
Allowance for credit losses:
Beginning balance	$2,905	$309	$3,017	$4,605	$477	$23	$17	$11,353
Charge-offs	(9)	0	(20)	(32)	0	0	0	(61)
Recoveries	30	0	14	1	25	0	0	70
Provision (credit)	521	213	410	86	(268)	(6)	(6)	950
Ending balance	$3,447	$522	$3,421	$4,660	$234	$17	$11	$12,312

The allowance for credit losses consists of the allowance for loan losses and the reserve for undisbursed lines of credit. The reserve for undisbursed lines of credit is included in other liabilities on the balance sheet. The following presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment based upon impairment method at December 31, 2014:

(In thousands)	Commercial, financial and agricultural	Municipal	Real estate- residential	Real estate- commercial	Real estate-construction	Installment	All other	Totals
Allowance for credit losses:
Ending balance individually evaluated for impairment	$0	0	63	0	0	0	0	$63
Ending balance collectively evaluated for impairment	3,331	636	3,064	5,251	415	13	42	12,752
Totals	$3,331	$636	$3,127	$5,251	$415	$13	$42	$12,815
Financing receivables:
Ending balance individually evaluated for impairment	$134	0	657	0	0	0	0	$791
Ending balance collectively evaluated for impairment	177,463	94,366	468,872	412,447	23,858	4,504	33	1,181,543
Totals	$177,597	$94,366	$469,529	$412,447	$23,858	$4,504	$33	$1,182,334
Components:
Allowance for loan losses	$2,583	623	3,038	5,209	325	13	42	$11,833
Reserve for undisbursed lines of credit	748	13	89	42	90	0	0	982
Total allowance for credit losses	$3,331	$636	$3,127	$5,251	$415	$13	$42	$12,815

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

The table below presents the recorded investment of loans, including nonperforming and restructured loans, segregated by class, with delinquency aging as of December 31, 2014:

	31-60 Days	61-90 Days	91 Days or More	Total Past			91 Days or more past due and
(In thousands)	Past Due	Past Due	Past Due	Due	Current	Total	Accruing
Commercial, financial and agricultural	$49	0	0	$49	$177,548	$177,597	$0
Municipal	0	0	0	0	94,366	94,366	0
Real estate-residential:
First mortgage	157	0	391	548	431,191	431,739	0
Second mortgage	33	0	79	112	37,678	37,790	0
Real estate-commercial:
Owner occupied	0	22	0	22	260,075	260,097	0
Non-owner occupied	202	0	0	202	152,148	152,350	0
Real estate-construction:
Residential	0	0	0	0	4,131	4,131	0
Commercial	0	0	0	0	19,727	19,727	0
Installment	0	0	0	0	4,504	4,504	0
Other	0	0	0	0	33	33	0
Total	$441	$22	$470	$933	$1,181,401	$1,182,334	$0

Of the total past due loans in the aging table above, $519 thousand are non-performing of which $0 are restructured loans and $0 were 91 days or more past due and accruing.  There were $414 thousand past due performing loans at December 31, 2014.

The table below presents the recorded investment of loans, including nonaccrual and restructured loans, segregated by class, with delinquency aging as of December 31, 2013:

	31-60 Days	61-90 Days	91 Days or More	Total Past			91 Days or more past due and
(In thousands)	Past Due	Past Due	Past Due	Due	Current	Total	Accruing
Commercial, financial and agricultural	$0	$0	$20	$20	$172,790	$172,810	$0
Municipal	0	0	0	0	94,007	94,007	0
Real estate-residential:
First mortgage	4	294	341	639	452,440	453,079	0
Second mortgage	0	4	181	185	36,442	36,627	75
Real estate-commercial:
Owner occupied	0	0	0	0	224,416	224,416	0
Non-owner occupied	72	0	0	72	146,831	146,903	0
Real estate-construction:
Residential	0	0	0	0	2,495	2,495	0
Commercial	0	0	0	0	29,346	29,346	0
Installment	0	0	0	0	5,655	5,655	0
Other	0	0	0	0	895	895	0
Total	$76	$298	$542	$916	$1,165,317	$1,166,233	$75

Of the total past due loans in the aging table above, $542 thousand are non-performing of which $42 thousand are restructured loans and $75 thousand were greater than 90 days past due and accruing. There were $374 thousand past due performing loans at December 31, 2013.

Impaired loans by class at December 31, 2014 are as follows:

(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
With no related allowance recorded
Commercial, financial and agricultural	$134	$136	$0	$86
Real estate – residential:
First mortgage	147	257	0	256
Second mortgage	79	79	0	136
Real estate – commercial:
Owner occupied	0	0	0	12
Non-owner occupied	0	0	0	0
Installment	0	0	0	0
With related allowance recorded
Commercial, financial and agricultural	0	0	0	12
Real estate – residential:
First mortgage	431	432	63	204
Second mortgage	0	0	0	0
Real estate – commercial:
Owner occupied	0	0	0	119
Installment	0	0	0	0
Total
Commercial, financial and agricultural	134	136	0	98
Real estate – residential	657	768	63	596
Real estate – commercial	0	0	0	131
Installment	0	0	0	0
Total	$791	$904	$63	$825

Impaired loans by class at December 31, 2013 are as follows:

(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
With no related allowance recorded
Commercial, financial and agricultural	$0	$0	$0	$211
Real estate – residential:
First mortgage	410	629	0	541
Second mortgage	181	218	0	145
Real estate – commercial:
Owner occupied	0	0	0	93
Non-owner occupied	0	0	0	0
Installment	0	0	0	1
With related allowance recorded
Commercial, financial and agricultural	20	21	2	343
Real estate – residential:
First mortgage	131	135	41	512
Second mortgage	0	0	0	246
Real estate – commercial:
Owner occupied	164	175	69	170
Installment	0	0	0	5
Total
Commercial, financial and agricultural	20	21	2	554
Real estate – residential	722	982	41	1,444
Real estate – commercial	164	175	69	263
Installment	0	0	0	6
Total	$906	$1,178	$112	$2,267

Impaired loans by class at December 31, 2012 are as follows:

(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
With no related allowance recorded
Commercial, financial and agricultural	$7	$22	$0	$39
Real estate – residential:
First mortgage	853	1,010	0	807
Second mortgage	16	17	0	247
Real estate – commercial:
Owner occupied	295	367	0	380
Non-owner occupied	0	0	0	0
Installment	0	0	0	1
With related allowance recorded
Commercial, financial and agricultural	226	228	149	37
Real estate – residential:
First mortgage	748	766	173	662
Second mortgage	700	700	188	320
Real estate – commercial:
Non-owner occupied	177	179	59	136
Total
Commercial, financial and agricultural	233	250	149	76
Real estate – residential	2,317	2,493	361	2,036
Real estate – commercial	472	546	59	516
Installment and other	0	0	0	1
Total	$3,022	$3,289	$569	$2,629

Interest income recorded on impaired loans was immaterial for the years ended December 31, 2014, 2013, and 2012.

Residential and commercial loans serviced for others at December 31, 2014 and 2013 amounted to approximately $13.53 million and $13.83 million, respectively.

Nonperforming loans at December 31, 2014 and 2013 are as follows:

(In thousands)	December 31, 2014	December 31, 2013
Nonaccrual loans	$598	$425
Loans greater than 90 days and accruing	0	75
Troubled debt restructurings ("TDRs")	193	406
Total nonperforming loans	$791	$906

Of the total TDRs in the table above, $63 thousand at December 31, 2014 and $235 thousand at December 31, 2013, are non-accruing. There were three commercial loans restructured with a balance of $46 thousand and one residential loan restructured with a balance of $55 thousand in 2014. We have reviewed all restructurings that occurred on or after January 1, 2014 for identification as TDRs. We did not identify as a TDR any loans for which the allowance for credit losses had been measured under a general allowance for credit losses methodology.

TDRs represent balances where the existing loan was modified involving a concession in rate, term or payment amount due to the distressed financial condition of the borrower. There were four restructured residential mortgages at December 31, 2014 with balances totaling $147 thousand. There were three restructured commercial loans at December 31, 2014 with a balance of $46 thousand. No loans were restructured in 2013. All of the TDRs at December 31, 2014 continue to pay as agreed according to the modified terms. At December 31, 2014, there were no commitments to lend additional funds to borrowers whose loans have been modified in a troubled debt restructuring. We had no commitments to lend additional funds to borrowers whose loans were in nonaccrual status or to borrowers whose loans were 91 days past due and still accruing at December 31, 2014. Interest income on restructured loans during years ended December 31, 2014 and 2013 was insignificant.

Nonaccrual loans by class as of December 31, 2014 and 2013 are as follows:

(In thousands)	December 31, 2014	December 31, 2013
Commercial, financial and agricultural	$88	$20
Real estate - residential:
First mortgage	431	299
Second mortgage	79	106
Real estate - commercial:
Owner occupied	0	0
Non owner occupied	0	0
Installment	0	0
Total nonaccruing non-TDR loans	$598	$425
Nonaccruing TDR’s
Commercial, financial and agricultural	5	0
Real estate – residential:
First mortgage	58	71
Real estate - commercial:
Owner occupied	0	164
Total nonaccrual loans including TDRs	$661	$660

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

Below is a summary of loans by credit quality indicator as of December 31, 2014:

			Pass-	Special	Sub-
(In thousands)	Unrated	Pass	Watch	Mention	Standard	Total
Commercial, financial and agricultural	$352	143,813	21,563	3,942	7,927	$177,597
Municipal	40	75,337	17,101	1,888	0	94,366
Real estate – residential:
First mortgage	428,073	3,046	170	0	450	431,739
Second mortgage	37,790	0	0	0	0	37,790
Real estate – commercial:
Owner occupied	187	220,651	18,708	1,378	19,173	260,097
Non-owner occupied	189	130,218	20,773	0	1,170	152,350
Real estate – construction:
Residential	288	3,843	0	0	0	4,131
Commercial	170	17,588	40	0	1,929	19,727
Installment	4,504	0	0	0	0	4,504
All other loans	33	0	0	0	0	33
Total	$471,626	$594,496	$78,355	$7,208	$30,649	$1,182,334

Below is a summary of loans by credit quality indicator as of December 31, 2013:

			Pass-	Special	Sub-
(In thousands)	Unrated	Pass	Watch	Mention	Standard	Total
Commercial, financial and agricultural	$242	$152,466	$14,092	$96	$5,914	$172,810
Municipal	28	65,474	26,548	1,957	0	94,007
Real estate – residential:
First mortgage	449,951	2,520	0	65	543	453,079
Second mortgage	36,599	0	0	0	28	36,627
Real estate – commercial:
Owner occupied	165	187,779	17,236	2,342	16,894	224,416
Non-owner occupied	171	134,222	9,841	270	2,399	146,903
Real estate – construction:
Residential	904	1,591	0	0	0	2,495
Commercial	738	28,127	481	0	0	29,346
Installment	5,655	0	0	0	0	5,655
All other loans	895	0	0	0	0	895
Total	$495,348	$572,179	$68,198	$4,730	$25,778	$1,166,233

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

Financial instruments on a recurring basis

The table below presents the balance of financial assets and liabilities at December 31, 2014 measured at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Assets
U.S. Treasury Obligations	$25,093	$0	$25,093	$0
Agency MBSs	95,407	0	95,407	0
Agency CMBSs	21,704	0	21,704	0
Agency CMOs	60,882	0	60,882	0
ABSs	387	0	387	0
Interest rate swap agreements	618	0	618	0
Total assets	$204,091	$0	$204,091	$0
Liabilities
Interest rate swap agreements	1,096	0	1,096	0
Total liabilities	$1,096	$0	$1,096	$0

The table below presents the balance of financial assets and liabilities at December 31, 2013 measured at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Assets
U.S. Treasury Obligations	$100	$0	$100	$0
Agency MBSs	99,271	0	99,271	0
Agency CMBSs	17,638	0	17,638	0
Agency CMOs	97,209	0	97,209	0
CLOs	37,907	0	37,907	0
ABSs	388	0	388	0
Interest rate swap agreements	803	0	803	0
Total assets	$253,316	$0	$253,316	$0
Liabilities
Interest rate swap agreements	1,529	0	1,529	0
Total liabilities	$1,529	$0	$1,529	$0

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

There were no transfers between Level 1 and Level 2 for the year ended December 31, 2014 or December 31, 2013.  There were no Level 3 assets measured at fair value on a recurring basis during the year ended December 31, 2014.

Financial instruments on a non-recurring basis

Certain financial assets are also measured at fair value on a non-recurring basis, however they were not material at December 31, 2014 or December 31, 2013. These financial assets include impaired loans and OREO.

The fair value of Merchants’ financial instruments as of December 31, 2014 are summarized in the table below:

	Carrying
(In thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$154,459	$154,459	$154,459	$0	$0
Securities available for sale	203,473	203,473	0	203,473	0
Securities held to maturity	138,421	139,171	0	139,171	0
FHLB stock	4,378	N/A	N/A	N/A	N/A
Loans, net of allowance for loan losses	1,170,501	1,172,517	0	0	1,172,517
Interest rate swap agreement	618	618	0	618	0
Accrued interest receivable	3,787	3,787	0	847	2,940
Total	$1,675,637	$1,674,025	$154,459	$344,109	$1,175,457
Deposits	$1,308,772	$1,308,904	$1,097,088	$211,816	$0
Securities sold under agreement to repurchase	258,464	258,438	0	258,438	0
Other long-term debt	2,320	2,277	0	2,277	0
Junior subordinated debentures issued to unconsolidated subsidiary trust	20,619	14,476	0	14,476	0
Interest rate swap agreement	1,096	1,096	0	1,096	0
Accrued interest payable	165	165	19	146	0
Total	$1,591,436	$1,585,356	$1,097,107	$488,249	$0

The fair value of Merchants’ financial instruments as of December 31, 2013 are summarized in the table below:

	Carrying
(In thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$115,471	$115,471	$115,471	$0	$0
Securities available for sale	252,513	252,513	0	252,513	0
Securities held to maturity	140,826	137,087	0	137,087	0
FHLB stock	7,496	N/A	N/A	N/A	N/A
Loans, net of allowance for loan losses	1,154,191	1,155,348	0	0	1,155,348
Interest rate swap agreement	803	803	0	803	0
Accrued interest receivable	3,982	3,982	0	958	3,024
Total	$1,675,282	$1,665,204	$115,471	$391,361	$1,158,372
Deposits	$1,323,576	$1,324,634	$1,018,470	$306,162	$0
Securities sold under agreement to repurchase	250,314	250,290	0	250,290	0
Other long-term debt	2,403	2,287	0	2,287	0
Junior subordinated debentures issued to unconsolidated subsidiary trust	20,619	14,189	0	14,189	0
Interest rate swap agreement	1,529	1,529	0	1,529	0
Accrued interest payable	214	214	15	199	0
Total	$1,598,654	$1,593,143	$1,018,485	$574,656	$0

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

Commitments to Extend Credit and Standby Letters of Credit - The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of financial standby letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties. The fair value of commitments to extend credit and standby letters of credit is approximately $47 thousand at December 31, 2014 and $47 thousand as of December 31, 2013, respectively.

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

NOTE 6: PREMISES AND EQUIPMENT

The components of premises and equipment included in the accompanying consolidated balance sheets are as follows:

(In thousands)	2014	2013	Estimated Useful Lives (In years)
Land	$332	$332	N/A
Bank premises	6,789	6,782	39
Leasehold improvements	9,936	9,276	5 – 20
Furniture, equipment, and software	19,346	17,694	3 – 7
Total gross fixed assets	36,403	34,084
Less: accumulated depreciation and amortization	20,911	18,512
Total net fixed assets	$15,492	$15,572

Depreciation and amortization expense related to premises and equipment amounted to $2.45 million, $2.18 million and $1.95 million in 2014, 2013 and 2012, respectively.

We occupy certain banking offices under non-cancellable operating lease agreements expiring at various dates over the next 20 years. The majority of leases have multiple options with escalation clauses for increases associated with the cost of living or other variable expenses over time. Rent expense on these properties totaled $1.32 million, $1.20 million and $1.08 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Minimum lease payments on these properties subsequent to December 31, 2014 are as follows:

(In thousands)	Amount
2015	$1,554
2016	1,385
2017	1,210
2018	953
2019	908
Thereafter	5,844
Total	$11,854

We entered into a sale leaseback arrangement for our principal office in South Burlington, Vermont, in June 2008. The deferred gain on the sale leaseback transaction resulted in a $423 thousand offset to rent expense per year through 2017 and $212 thousand in 2018. The deferred gain included in other liabilities totaled $1,481 thousand and $1,904 thousand at December 31, 2014 and 2013, respectively.

We entered into a sale leaseback arrangement for one of our branch locations in Burlington, Vermont in December 2013. The deferred gain on the sale leaseback transaction will result in a $93 thousand offset to rent expense per year through 2023. The deferred gain included in other liabilities totaled $841 thousand and $934 thousand at December 31, 2014 and 2013.

NOTE 7: TIME DEPOSITS

Scheduled maturities of time deposits at December 31, 2014 were as follows:

(In thousands)
Mature in year ending December 31,
2015	145,648
2016	36,042
2017	8,165
2018	10,055
2019	10,882
Thereafter	892
Total time deposits	$211,684

Time deposits greater than $250 thousand totaled $27.64 million and $44.05 million as of December 31, 2014 and 2013, respectively.

NOTE 8: SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER SHORT-TERM DEBT

FHLBB short-term borrowings and securities sold under agreements to repurchase mature daily. Securities sold under agreements to repurchase are collateralized by mortgage-backed securities and collateralized mortgage-backed obligations. We maintain effective control over the securities underlying the agreements.

As of December 31, 2014, we could borrow up to $65 million in overnight funds through unsecured borrowing lines established with correspondent banks. We have established both overnight and longer term lines of credit with the FHLBB. The borrowings are secured by residential mortgage loans. The total amount of loans pledged to the FHLBB for both short and long-term borrowing arrangements totaled $369.78 million and $276.94 million at December 31, 2014 and 2013, respectively. We have $246.92 million in additional short or long-term borrowing capacity with FHLBB. We also have the ability to borrow short-term or long-term through the use of repurchase agreements, collateralized by our investments, with certain approved counterparties.

The following table provides certain information regarding other borrowed funds for the three years ended December 31, 2014, 2013 and 2012:

(In thousands)	2014	2013	2012
FHLB short-term borrowings
Amount outstanding at year end	$0	$0	$0
Maximum amount outstanding during the year	18,900	72,500	97,000
Average amount outstanding during the year	212	17,259	38,290
Weighted average-rate during the year	0.31%	0.30%	0.28%
Weighted average rate at year-end	0%	0%	0%
Securities sold under agreement to repurchase
Amount outstanding at year end	$258,464	$250,314	$287,520
Maximum amount outstanding during the year	292,692	284,297	303,420
Average amount outstanding during the year	192,868	212,644	230,281
Weighted average-rate during the year	0.18%	0.41%	0.73%
Weighted average rate at year-end	0.26%	0.18%	0.47%

NOTE 9: LONG-TERM DEBT

Long-term debt consisted of the following at December 31, 2014 and 2013:

(In thousands)	2014	2013
Federal Home Loan Bank Notes, payable through March 2029, Rates ranging from 1.50% to 2.50%	2,320	2,403
	$2,320	$2,403

There were no prepayment penalties incurred during 2014 or during 2013. During 2012, we prepaid $20 million in long-term debt and incurred prepayment penalties totaling $1.36 million.

Contractual maturities and amortization of long-term debt subsequent to December 31, 2014, are as follows:

(In thousands)	Amount
2015	$84
2016	85
2017	87
2018	89
2019	91
2020 and after	1,884
Total due	$2,320

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

These hybrid securities currently qualify as regulatory capital, up to certain regulatory limits. At the same time they are considered debt for tax purposes, and as such, interest payments are fully deductible. The trust preferred securities total $20.62 million, and carried a fixed rate of interest through December 2009 at which time the rate became variable and adjusts quarterly at three month LIBOR plus 1.95%. We entered into an interest rate swap arrangement for $10 million of our trust preferred issuance which was effective beginning on December 15, 2009. The swap fixes the rate on $10 million at 5.23% and expires on December 15, 2016.  The impact on net interest income for 2014, 2013 and 2012  from the interest expense on the trust preferred securities was $752 thousand, $756 thousand and $1.18 million per year, respectively. The trust preferred securities mature on December 31, 2034, and are redeemable without penalty at our option, subject to prior approval by the FRB.

NOTE 11: INCOME TAXES

The components of the provision for income taxes were as follows for the years ended December 31, 2014, 2013 and 2012:

(In thousands)	2014	2013	2012
Current	$3,707	$733	$4,721
Deferred	(175)	4,329	772
Provision for income taxes	$3,532	$5,062	$5,493

Not included in the above table is the income tax impact associated with the unrealized gain or loss on securities available for sale and the income tax impact associated with the funded status of the pension plan, which are recorded directly in shareholders’ equity as a component of accumulated other comprehensive loss.

The tax effects of temporary differences and tax credits that give rise to deferred tax assets and liabilities at December 31, 2014 and 2013 are presented below:

(In thousands)	2014	2013
Deferred tax assets:
Allowance for loan losses	$4,773	$4,427
Postretirement benefit obligation	1,797	951
Deferred compensation	1,427	1,369
Installment sales	0	71
Core deposit intangible	0	31
Interest rate swap	165	251
Qualified School Bond Tax Credits	919	919
Affordable Housing/Other Tax Credits	1,170	1,244
Other	189	284
Net Operating Loss	0	288
Investment in real estate limited partnerships, net	335	121
Unrealized loss on securities available for sale	0	99
Unrealized loss on securities held to maturity	1,475	1,726
Total deferred tax assets	$12,250	$11,781
Deferred tax liabilities:
Loan mark-to-market adjustment	$(3,736)	$(3,756)
Deferred compensation	0	(3)
Installment sales	(30)	0
Unrealized gain on securities available for sale	(797)	0
Depreciation	(1,175)	(1,442)
Accrued pension cost	(3,106)	(2,963)
Total deferred tax liabilities	$(8,844)	$(8,164)
Net deferred tax asset	$3,406	$3,617

In assessing the realizability of our total deferred tax assets, Management considers whether it is more likely than not that some portion or all of those assets will not be realized. Based upon Management’s consideration of historical and anticipated future pre-tax income, as well as the reversal period for the items giving rise to the deferred tax assets and liabilities, a valuation allowance for deferred tax assets was not considered necessary at December 31, 2014 and 2013. However, factors beyond management’s control, such as the general state of the economy, can affect future levels of taxable income and there can be no assurances that sufficient taxable income will be generated to fully realize the deferred tax assets in the future.

The following is a reconciliation of the federal income tax provision, calculated at the statutory rate of 35%, to the recorded provision for income taxes:

(In thousands)	2014	2013	2012
Applicable statutory Federal income tax	$5,402	$6,972	$7,241
(Reduction) increase in taxes resulting from:
Low Income Housing Projects	858	705	985
Tax-exempt income	(729)	(708)	(719)
Tax credits	(1,936)	(1,798)	(2,164)
Bank owned life insurance	(107)	0	0
Other, net	44	(109)	150
Provision for income taxes	$3,532	$5,062	$5,493

We have not identified any of our tax positions that contain significant uncertainties. Housing tax credits are recognized using the flow through method. We are subject to federal and state income tax examinations for years after December 31, 2011.

The State of Vermont assesses a franchise tax for banks in lieu of income tax. The franchise tax is assessed based on deposits. Vermont franchise taxes, net of state credits amounted to approximately $1.43 million, $1.44 million and $1.30 million in 2014, 2013 and 2012, respectively, which is included as noninterest expense in the accompanying consolidated statement of income.

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

The following tables provide a reconciliation of the changes in the Pension Plan’s benefit obligations and fair value of assets over the two year period ending December 31, 2014, and a statement of the funded status as of December 31 of both years:

(In thousands)	2014	2013
Reconciliation of benefit obligation
Benefit obligation at beginning of year	$9,611	$10,801
Service cost including expenses	44	53
Interest cost	464	418
Actuarial (gain) loss	2,013	(1,117)
Benefits paid and expected expenses	(576)	(544)
Benefit obligation at year-end	$11,556	$9,611
Reconciliation of fair value of plan assets
Fair value of plan assets at beginning of year	$15,446	$14,412
Actual return on plan assets	489	1,569
Employer contributions	0	0
Benefits paid and actual expenses	(585)	(535)
Fair value of plan assets at year-end	$15,350	$15,446
Funded status at year end	$3,794	$5,835

We have no minimum required contribution for 2015.

The accumulated benefit obligation is equal to the projected benefit obligation and was $11.56 million and $9.61 million at December 31, 2014 and 2013, respectively.  Amounts recognized in accumulated other comprehensive income for net actuarial losses totaled $5.2 million and $2.8 million at December 31, 2014 and 2013, respectively.

The following tables summarize the components of net periodic benefit cost and other changes in Pension Plan assets and benefit obligations recognized in other comprehensive income for the years ended December 31, 2014, 2013 and 2012, respectively:

(In thousands)	2014	2013	2012
Interest cost	$464	$418	$478
Expected return on plan assets	(1,059)	(988)	(600)
Service costs	44	53	48
Net loss amortization	137	355	326
Net periodic pension cost	$(414)	$(162)	$252

(In thousands)	2014	2013	2012
Net loss (gain)	$2,606	$(1,707)	$1,016
Net loss amortization	(137)	(355)	(326)
Total recognized in other comprehensive income	$2,469	$(2,062)	$690
Total recognized in net periodic pension cost and
other comprehensive income	$2,055	$(2,224)	$942

The estimated net actuarial loss for the Pension Plan that will be amortized from accumulated other comprehensive income into net periodic pension cost for 2015 is $411 thousand.

The following table summarizes the assumptions used to determine the benefit obligations and net periodic benefit costs for the years ended December 31, 2014, 2013 and 2012:

	2014	2013	2012
Benefit obligations
Discount rate	3.97%	4.98%	3.98%
Net periodic benefit cost
Discount rate	4.98%	3.98%	5.24%
Expected long-term return on plan assets	7.00%	7.00%	7.00%

The discount rate reflects the rates at which pension benefits could be effectively settled. We look to rates of return on high-quality fixed income investments currently available and expected to be available during the period of maturity of the pension benefits. Consideration was given to the rates that would be used to settle plan obligations as of December 31, 2014 and to the rates of other indices at year-end. Our actuary constructed a hypothetical high quality bond portfolio with cash flows that match the expected monthly benefit payments under the pension plan and calculated a discount rate based upon that portfolio. The expected long-term rate of return on plan assets reflects long-term earnings expectations on existing plan assets and those contributions expected to be received during the current plan year. In estimating that rate, appropriate consideration was given to historical returns earned by plan assets in the fund and the rates of return expected to be available for reinvestment. Rates of return were adjusted to reflect current capital market assumptions and changes in investment allocations, if any.

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

The fair value of Pension Plan assets at December 31, 2014 by asset category are as follows:

		Fair Value Measurements at Reporting Date Using:
(In thousands)		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Cash	$6	$6	$0	$0
Money Market Funds	690	690	0	0
Equity Securities:		0
Large Cap Equity Mutual Funds	3,770	3,770	0	0
Small Cap Equity Mutual Funds	128	128	0	0
Global Equity Mutual Funds	866	866	0	0
International Equity Mutual Funds	2,898	2,898	0	0
Absolute Return Funds	770	770	0	0
Fixed Income:
Taxable Bond Mutual Funds	6,222	6,222	0	0
Total	$15,350	$15,350	$0	$0

The fair value of Pension Plan assets at December 31, 2013 by asset category are as follows:

		Fair Value Measurements at Reporting Date Using:
(In thousands)		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Cash	$31	$31	$0	$0
Money Market Funds	434	434	0	0
Equity Securities:
Large Cap Equity Mutual Funds	3,630	3,630	0	0
Small Cap Equity Mutual Funds	140	140	0	0
Domestic Equities	256	256	0	0
Global Equity Mutual Funds	939	939	0	0
International Equity Mutual Funds	2,712	2,712	0	0
Absolute Return Funds	722	722	0	0
Fixed Income:
International Bond Mutual Funds	559	559	0	0
Taxable Bond Mutual Funds	6,023	6,023	0	0
Total	$15,446	$15,446	$0	$0

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

The following table summarizes the estimated future benefit payments expected to be paid under the Pension Plan:

Pension
(In thousands)	Benefits
2015	$570
2016	591
2017	630
2018	672
2019	679
Years 2020 to 2024	$3,559

The estimated future benefit payments expected to be paid under the Pension Plan are based on the same assumptions used to measure our benefit obligation at December 31, 2014. No future service estimates were included due to the frozen status of the Pension Plan.

401(k) Employee Stock Ownership Plan

Under the terms of our 401(k) Employee Stock Ownership Plan (“401(k)”) eligible employees are entitled to contribute up to 75% of their compensation, subject to IRS limitations, to the 401(k), and we contribute a percentage of the amounts contributed by the employees as authorized by Merchants’ Bank’s Board of Directors. We contributed approximately 48%, 46% and 47% of the amounts contributed by the employees in 2014, 2013 and 2012, respectively.

Summary of Expense

A summary of expense relating to our various employee benefit plans for each of the years in the three year period ended December 31, 2014 is as follows:

(In thousands)	2014	2013	2012
Pension plan	$(414)	$(162)	$252
401(k)	585	565	590
Total	$171	$403	$842

NOTE 13: STOCK-BASED COMPENSATION PLANS

Merchants has established stock based compensation plans for directors and for certain employees. The Amended and Restated Merchants Bancshares, Inc. 2008 Stock Incentive Plan (the “Plan”) allows us to grant stock options and restricted stock grants to certain employees. The Plan allows for the issuance of up to 600,000 shares of stock. As of December 31, 2014, there were 450,094 shares that remain available for future grants under the Plan.  The Merchants Bancshares, Inc. and Subsidiaries Amended and Restated 2008 Compensation Plan for Non-Employee Directors and Trustees allows us to issue up to 150,000 shares of stock. As of December 31, 2014 there were 104,469 shares that remain available for future issuance under the Plan.

The fair value of stock option and restricted stock awards, measured at the grant date are amortized to compensation expense on a straight-line basis over the vesting period. The total compensation cost related to stock option awards and restricted stock awards was $119 thousand, $187 thousand and $172 thousand for 2014, 2013 and 2012, respectively. Compensation cost related to stock option and restricted stock awards is included in salary expense in the accompanying consolidated statements of income. There is no remaining compensation expense relating to stock option grants. Remaining compensation expense related to current outstanding restricted stock awards is $199 thousand.

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

Restricted Stock

Restricted stock provides grantees with rights to shares of common stock upon completion of a service period. During the service period, all shares are considered outstanding and dividends are paid on the restricted stock. We made a grant of  7,120,  5,846 and 6,680 restricted shares in 2014, 2013 and 2012, respectively. The shares vest three years after the grant date. The grant date fair value of restricted stock granted during 2014, 2013 and 2012 was $28.60, $28.96 per share and $26.33 per share, respectively. A summary of Merchants’ restricted stock awards is as follows:

	Shares	Weighted Average Grant Date Fair Value
Non-Vested Shares at January 1, 2014	20,838	$26.46
Granted	7,120	28.60
Vested	(9,569)	25.00
Forfeited	(4,424)	28.09
Non-Vested Shares at December 31, 2014	13,965	$28.03

The total fair value of shares vested during the year ending December 31, 2014 was $282 thousand. No shares vested prior to 2014.

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

A summary of Merchants’ stock option plan as of December 31, 2014, 2013 and 2012 and changes during the years then ended are as follows, with numbers of shares in thousands:

	2014		2013		2012
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number	Exercise	Number	Exercise	Number	Exercise
	Of	Price	Of	Price	Of	Price
	Shares	Per Share	Shares	Per Share	Shares	Per Share
Options outstanding, beginning of year	88	22.95	95	$22.87	121	$22.81
Granted	0	0	0	0	0	0
Exercised	6	22.07	8	22.07	18	22.81
Forfeited	0	0	0	0	8	22.07
Expired	0	0	0	0	0	0
Options outstanding, end of year	82	$23.00	88	$22.95	95	$22.87
Options exercisable	82	$23.00	88	$22.95	51	$23.57

As of December 31, 2014, there were options outstanding within the following ranges: 72 thousand at an exercise price within the range of $22.07 to $22.93, and 10 thousand at $26.63.

The total intrinsic value of options exercised was $41 thousand, $52 thousand and $73 thousand for the three years ended December 31, 2014, 2013 and 2012, respectively. We generally use shares held in treasury for option exercises. Options exercisable at December 31, 2014 had an intrinsic value of $626 thousand and a weighted average remaining term of 5.03 years. The total cash received from employees, net of withholding taxes, as a result of employee stock option exercises was $0, $0  and $280 for the years ended December 31, 2014, 2013 and 2012, respectively. The tax benefit realized as a result of the stock option exercises was approximately $14 thousand, $8 thousand and $20 thousand for the years ended December 31, 2014, 2013 and 2012, respectively.

NOTE 14: EARNINGS PER SHARE

The following table presents reconciliations of the calculations of basic and diluted earnings per share for the years ended December 31, 2014, 2013 and 2012:

	Twelve Months Ended
	December 31,
(In thousands except per share data)	2014	2013	2012
Net income	$12,125	$15,131	$15,194
Weighted average common shares outstanding	6,326	6,303	6,259
Dilutive effect of common stock equivalents	18	13	12
Weighted average common and common equivalent
shares outstanding	6,344	6,316	6,271
Basic earnings per common share	$1.92	$2.40	$2.43
Diluted earnings per common share	$1.91	$2.40	$2.42

Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. The computation of diluted earnings per share excludes the effect of assuming the exercise of certain outstanding stock options because the effect would be anti-dilutive. There were no anti-dilutive options outstanding for 2014, 2013 or 2012.

NOTE 15: PARENT COMPANY

Merchants Bancshares, Inc.’s (the “Parent Company”) investments in its subsidiaries are recorded using the equity method of accounting. Summarized financial information relative to the Parent Company only balance sheets at December 31, 2014 and 2013, and statements of income and cash flows for each of the years in the three year period ended December 31, 2014, are shown in the following table. The statement of changes in shareholders' equity for the Parent Company are not reported because they are identical to the consolidated financial statements.

Balance Sheets as of December 31,
(In thousands)	2014	2013
Assets:
Investment in subsidiaries*	$144,533	$137,810
Cash*	2,197	2,797
Other assets	323	461
Total assets	$147,053	$141,068
Liabilities and shareholders’ equity:
Other liabilities	$613	$838
Long term debt	20,619	20,619
Shareholders’ equity	125,821	119,611
Total liabilities and shareholders’ equity	$147,053	$141,068

Statements of Income for the Years Ended December 31,
(In thousands)	2014	2013	2012
Dividends from Merchants Bank*	$7,085	$5,789	$7,607
Equity in undistributed earnings of subsidiaries*	5,857	10,211	8,721
Other expense, net	(1,276)	(1,337)	(1,743)
Benefit from income taxes	459	468	609
Net income	$12,125	$15,131	$15,194

Statement of Cash Flows for the Years Ended December 31,
(In thousands)	2014	2013	2012
Cash flow from operating activities:
Net income	$12,125	$15,131	$15,194
Adjustments to reconcile net income to net cash provided by operating activities:
Net change in other assets	138	65	170
Net change in other liabilities	(67)	(121)	(116)
Equity in undistributed earnings of subsidiaries*	(5,857)	(10,211)	(8,721)
Net cash provided by operating activities	6,339	4,864	6,527
Cash flows from financing activities:
Sale of treasury stock	0	15	18
Proceeds from exercise of stock options	0	0	280
Tax benefit from exercises of stock options	14	8	20
Cash dividends paid	(7,167)	(6,432)	(6,324)
Other, net	214	226	200
Net cash used in financing activities	(6,939)	(6,183)	(5,806)
Increase (decrease) in cash and cash equivalents	(600)	(1,319)	721
Cash and cash equivalents at beginning of year	2,797	4,116	3,395
Cash and cash equivalents at end of year	$2,197	$2,797	$4,116

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

The contractual amounts of these financial instruments at December 31, 2014 and 2013 were as follows:

(In thousands)	2014	2013
Financial instruments whose contract amounts represent credit risk:
Commitments to originate loans	$37,651	$12,728
Unused lines of credit	197,682	195,510
Standby letters of credit	8,768	4,729
Equity commitments to affordable housing limited partnerships	3,019	2,841

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

Disclosures are required regarding liability-recognition for the fair value at issuance of certain guarantees. We do not issue any guarantees that would require liability-recognition or disclosure, other than our standby letters of credit. We have issued conditional commitments in the form of standby letters of credit to guarantee payment on behalf of a customer and guarantee the performance of a customer to a third party. Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit totaled approximately $8.77 million and $4.73 million at December 31, 2014 and 2013, respectively, and represent the maximum potential future payments we could be required to make. Typically, these instruments have terms of 12 months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance sheet instruments. Our policies governing loan collateral apply to standby letters of credit at the time of credit extension. Loan-to-value ratios are generally consistent with loan-to-value requirements for other commercial loans secured by similar types of collateral.

We may enter into commitments to sell loans, which involve market and interest rate risk. There were no such commitments at December 31, 2014 or 2013.

Balances at the Federal Reserve Bank

At December 31, 2014 and 2013, amounts at the Federal Reserve Bank included $22.89 million and $17.03 million, respectively, held to satisfy certain reserve requirements of the Federal Reserve Bank.

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

NOTE 17: ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents changes in accumulated other comprehensive income (loss) by component, net of tax for the year ending December 31, 2014.

(In thousands)	Unrealized Gains (Losses) on Securities Available-For-Sale	Unrealized Gains (Losses) on Securities Transferred From Available-For-Sale to Held-To-Maturity	Pension Plan	Interest Rate Swaps	Accumulated Other Comprehensive Income (Loss)
Beginning Balance	$(162)	$(3,296)	$(1,790)	$(472)	$(5,720)
Other comprehensive income before reclassifications	1,713	0	(1,694)	161	180
Transfer of securities from available-for-sale to held-to-maturity	(8)	8	0	0	(0)
Accretion of unrealized losses of securities transferred from available-for-sale to held-to-maturity recognized in other comprehensive income	0	472	0	0	472
Reclassification adjustments for (gains) losses reclassified into income	(69)	0	89	0	20
Net current period other comprehensive (loss) income	1,636	480	(1,605)	161	672
Balance December 31, 2014	$1,474	$(2,816)	$(3,395)	$(311)	$(5,048)

The following table presents changes in accumulated other comprehensive income (loss) by component, net of tax for the year ending December 31, 2013.

(In thousands)	Unrealized Gains (Losses) on Securities Available-For-Sale	Unrealized Gains (Losses) on Securities Transferred From Available-For-Sale to Held-To-Maturity	Pension Plan	Interest Rate Swaps	Accumulated Other Comprehensive Income (Loss)
Beginning Balance	$6,033	$0	$(3,130)	$(688)	$2,215
Other comprehensive income before reclassifications	(9,844)	0	1,110	216	(8,518)
Transfer of securities from available-for-sale to held-to-maturity	3,533	(3,533)	0	0	0
Accretion of unrealized losses of securities transferred from available-for-sale to held-to-maturity recognized in other comprehensive income	0	237	0	0	237
Reclassification adjustments for (gains) losses reclassified into income	116	0	230	0	346
Net current period other comprehensive (loss) income	(6,195)	(3,296)	1,340	216	(7,935)
Balance December 31, 2013	$(162)	$(3,296)	$(1,790)	$(472)	$(5,720)

Details of the reclassification adjustments in the above table for the year ended December 31, 2014 are presented below:

Details about Accumulated Other Comprehensive Income Components (In thousands)	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented
Unrealized gains (losses) securities

	$(107)	Net losses (gains) on investment securities
	(107)	Total before tax
	38	Provision for income taxes
	$(69)	Net of tax

Amortization of defined benefit pension plan
	$137	Compensation and benefits
	137	Total before tax
	(48)	Provision for income taxes

	$89	Net of tax
Total reclassification adjustments	$20

Details of the reclassification adjustments in the above table for the year ended December 31, 2013 are presented below:

Details about Accumulated Other Comprehensive Income Components (In thousands)	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented
Unrealized gains (losses) securities
	166	Net impairment losses
	$12	Net losses (gains) on investment securities
	178	Total before tax
	(62)	Provision for income taxes
	$116	Net of tax

Amortization of defined benefit pension plan
	355	Compensation and benefits
	355	Total before tax
	(125)	Provision for income taxes

	$230	Net of tax
Total reclassification adjustments	$346

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

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2014, that Merchants met all capital adequacy requirements to which it is subject.

As of December 31, 2014, the most recent notification from the FDIC categorized Merchants Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that Management believes have changed Merchants Bank’s category. To be considered well capitalized under the regulatory framework for prompt corrective action, Merchants Bank must maintain minimum Tier 1 Leverage, Tier 1 Risk-Based, and Total Risk-Based Capital ratios. Set forth in the table below are those ratios as well as those for Merchants Bancshares, Inc.

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

					To Be Well-
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(In thousands)	Amount	Percent	Amount	Percent	Amount	Percent
As of December 31, 2014
Merchants Bancshares, Inc.:
Tier 1 Leverage Capital	$148,045	8.76%	$67,616	4.00%	N/A	N/A
Tier 1 Risk-Based Capital	148,045	15.70%	37,724	4.00%	N/A	N/A
Total Risk-Based Capital	159,856	16.95%	75,447	8.00%	N/A	N/A
Merchants Bank:
Tier 1 Leverage Capital	$145,823	8.60%	$64,816	4.00%	$87,770	5.00%
Tier 1 Risk-Based Capital	145,823	15.36%	37,983	4.00%	56,974	6.00%
Total Risk-Based Capital	157,704	16.61%	75,965	8.00%	94,957	10.00%
As of December 31, 2013
Merchants Bancshares, Inc.:
Tier 1 Leverage Capital	$142,036	8.44%	$67,344	4.00%	N/A	N/A
Tier 1 Risk-Based Capital	142,036	14.87%	38,216	4.00%	N/A	N/A
Total Risk-Based Capital	153,999	16.12%	76,433	8.00%	N/A	N/A
Merchants Bank:
Tier 1 Leverage Capital	$139,144	8.24%	$67,530	4.00%	$84,413	5.00%
Tier 1 Risk-Based Capital	139,144	14.47%	38,470	4.00%	57,705	6.00%
Total Risk-Based Capital	151,176	15.72%	76,940	8.00%	96,175	10.00%

Capital amounts for Merchants Bancshares, Inc. include $20 million in trust preferred securities issued in December 2004. These hybrid securities qualify as regulatory capital up to certain regulatory limits.

NOTE 19: DERIVATIVE FINANCIAL INSTRUMENTS

At December 31, 2014 and 2013, we had an interest rate swap with a notional amount of $10 million that was designated as a cash flow hedge. The swap was used to convert a portion of the floating rate interest on our trust preferred issuance to a fixed rate of interest of 5.23% through December 15, 2016. Each quarter we assess the effectiveness of the hedging relationships by comparing the changes in cash flows of the derivative hedging instruments with the changes in cash flows of the designated hedged item. There was no ineffective portion recognized in earnings during 2014, 2013 or 2012. The fair value of $(479) thousand and $(726) thousand was reflected in other liabilities in the accompanying consolidated balance sheets at December 31, 2014 and December 31, 2013, respectively.

We entered into interest rate swaps with a notional amount of $39.6 million with certain of our commercial customers.  In order to minimize our risk, these customer derivatives (pay floating/receive fixed swaps) have been offset with essentially matching interest rate swaps with our counterparty totaling $39.6 million (pay fixed/receive floating swaps). At December 31, 2014, the weighted average receive rate of these interest rate swaps was 1.85%, the weighted average pay rate was 3.63% and the weighted average maturity was 12 years.  The fair values of $618 thousand and $618 thousand were reflected in other assets and other liabilities, respectively, in the accompanying consolidated balance sheets at December 31, 2014. At December 31, 2013, the weighted average receive rate of these interest rate swaps was 1.76%, the weighted average pay rate was 3.37% and the weighted average maturity was 13.8 years. The fair values of $803 thousand and $803 thousand were reflected in other assets and other liabilities, respectively, in the accompanying consolidated balance sheets at December 31, 2013. Hedge accounting has not been applied for these derivatives.  Because the terms of the swaps with our customer and the other financial institution offset each other, with the only difference being counterparty credit risk, changes in the fair value of the underlying derivative contracts are not materially different and do not significantly impact our results of operations.

We entered into interest rate swaps with notional amounts totaling $9.36 million at December 31, 2014, and $8.80 million at December 31, 2013, that were designated as fair value hedges of certain fixed rate loans with municipalities. At December 31, 2014, the weighted average receive rate of these interest rate swaps was 1.55%, the weighted average pay rate was 3.26% and the weighted average maturity was 17.6 years. At December 31, 2013, the weighted average receive rate of these interest rate swaps was 1.49, the weighted average pay rate was 3.11% and the weighted average maturity was 19.5 years. The amounts recognized in earnings and other assets for the ineffective portion of the interest swaps was immaterial.

We assessed our counterparty risk at December 31, 2014 and determined any credit risk inherent in our derivative contracts was insignificant. Information about the fair value of derivative financial instruments can be found in Note 5 to these consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Merchants Bancshares, Inc.

Burlington, Vermont

We have audited the accompanying consolidated balance sheets of Merchants Bancshares, Inc. as of December 31, 2014 and 2013 and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for the years  then ended.  We also have audited Merchants Bancshares, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Merchants Bancshares, Inc.’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Merchants Bancshares, Inc. as of December 31, 2014 and 2013 and the results of its operations and its cash flows for years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Merchants Bancshares, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Crowe Horwath, LLP

Crowe Horwath LLP

Cleveland, Ohio

March 13, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Merchants Bancshares, Inc.:

We have audited the accompanying consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the year ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations of Merchants Bancshares, Inc. and subsidiaries and their cash flows for the the year ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Albany, New York

March 5, 2013

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures – Our principal executive officer, principal financial officer and other members of our senior management have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) as of December 31, 2014. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures effectively ensure that information required to be disclosed in our filings and submissions with the SEC under the Exchange Act is accumulated and communicated to our management (including the principal executive officer and principal financial officer), and is recorded, processed, summarized and reported within the time periods specified by the SEC.

Management’s Report on Internal Control Over Financial Reporting – Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) or 15d-15(f).  Our internal control system is designed to provide reasonable assurances to our Management and board of directors regarding the preparation and fair presentation of published financial statements. Under the supervision and with the participation of our Management, including our principal executive officer and principal financial officer, an evaluation of the effectiveness of our internal control over financial reporting was conducted, based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the evaluation under the framework in Internal Control – Integrated Framework, Management concluded that our internal control over financial reporting was effective as of December 31, 2014.

Crowe Horwath LLP, the independent registered public accounting firm that audited our consolidated financial statements, has issued an attestation report on our internal control over financial reporting as of December 31, 2014.  This report can be found on page 83.

Changes in Internal Controls over Financial Reporting – During the fourth quarter of 2014, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B – OTHER INFORMATION

None

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is incorporated by reference to the sections entitled “Information about our Board of Directors,” “Board Leadership Structure,” “Risk Oversight,”  “Other Information the Board and its Committees,” “Code of Business Conduct and Ethics Policy,” and “Executive Officers” in our Proxy Statement.

ITEM 11 - EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated by reference to the sections entitled “Other Information about the Board and its Committees,” “Compensation Discussion and Analysis,” “Executive Compensation,” “Retirement Benefits,” and “Potential Payments upon Termination or Change in Control” in our Proxy Statement.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this Item 12 is incorporated by reference to the sections entitled “Executive Compensation,” and “Compensation Committee Interlocks and Insider Participation,” in our Proxy Statement.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated by reference to the sections entitled “Related Party Transactions,” “Security Ownership of Certain Beneficial Owners and Management,” in our Proxy Statement.

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 is incorporated by reference to the section entitled “Principal Accounting Fees and Services” in our Proxy Statement.

PART IV

ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(1)The following consolidated financial statements are included:

Consolidated Balance Sheets, December 31, 2014, and December 31, 2013

Consolidated Statements of Income for the years ended December 31, 2014, 2013 and 2012

Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012

Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2014, 2013 and 2012

Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012

Notes to Consolidated Financial Statements

(2)The following exhibits are either filed or attached as part of this report, or are incorporated herein by reference:

Exhibit    Description

3.1.1	Certificate of Incorporation, filed on April 20, 1987 (Incorporated by reference to Exhibit 3.1.1 to Merchants’ Annual Report on Form 10-K filed March 8, 2012)
3.1.2	Certificate of Merger, filed on June 5, 1987 (Incorporated by reference to Exhibit 3.1.2 to Merchants’ Annual Report on Form 10-K filed on March 16, 2007)
3.1.3	Certificate of Amendment, filed on May 11, 1988 (Incorporated by reference to Exhibit 3.1.3 to Merchants’ Annual Report on Form 10-K filed on March 16, 2007)
3.1.4	Certificate of Amendment, filed on April 29, 1991 (Incorporated by reference to Exhibit 3.1.4 to Merchants’ Annual Report on Form 10-K filed on March 16, 2007)
3.1.5	Certificate of Amendment, filed on August 29, 2006 (Incorporated by reference to Exhibit 3.1.5 to Merchants’ Annual Report on Form 10-K filed on March 16, 2007)
3.1.6	Certificate of Amendment, filed August 29, 2006 (Incorporated by reference to Exhibit 3.1.6 to Merchants’ Annual Report on Form 10-K filed on March 16, 2007)
3.2	Amended and Restated Bylaws of Merchants Bancshares, Inc. (Incorporated by reference to Exhibit 3.2 to Merchants’ Annual Report on Form 10-K filed on March 10, 2014)
4	Specimen of Merchants’ Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to Merchants’ Annual Report on Form 10-K filed on March 13, 2008)
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

10.7	Merchants Bancshares, Inc. Executive Annual Incentive Plan (Incorporated by reference to Exhibit 10.1 to Merchants’ Report on Form 8-K filed on March 2, 2011) +
10.8	Employment Agreement by and among Merchants Bancshares and Michael R. Tuttle, dated February 27, 2015*
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

10.13

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

10.15	Declaration of Trust of MBVT Statutory Trust I, dated December 2, 2004 (Incorporated by reference to Exhibit 10.5.2 to Merchants’ Annual Report on Form 10-K filed on March 9, 2005)
10.16

Subscription Agreement, dated December 15, 2004, by and among MBVT Statutory Trust I, Merchants and Preferred Term Securities XVI, Ltd. (Incorporated by reference to Exhibit 10.5.1 to Merchants’ Annual Report on Form 10-K filed on March 9, 2005)

10.17

Placement Agreement, dated December 7, 2004, by and among Merchants Bancshares, Inc., FTN Financial Capital Markets and Keefe, Bruyette & Woods, Inc. (Incorporated by reference to Exhibit 10.5.4 to Merchants’ Annual Report on Form 10-K filed on March 9, 2005)

10.18

Purchase and Sale Agreement between Merchants Bank and Eastern Avenue Properties, L.L.C., dated as of June 27, 2008 (Incorporated by reference to Exhibit 10.18.1 to Merchants’ Quarterly Report on Form 10-Q filed on August 7, 2008)

10.19

Leaseback Agreement between Merchants Bank and Farrell Exchange, L.L.C., dated as of June 27, 2008 (Incorporated by reference to Exhibit 10.18.2 to Merchants’ Quarterly Report on Form 10-Q filed on August 7, 2008)

10.20 10.21 10.22

Employment Agreement by and between Merchants Bank and Thomas J. Meshako, dated November 10, 2014* +

Employment Agreement by and between Merchants Bank and Molly Dillon, dated March 1, 2014* +

Employment Agreement by and between Merchants Bank and Marie Thresher, dated December 19, 2013* +

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

101

The following materials from Merchants Bancshares, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014 formatted in XBRL: (i) Consolidated Balance Sheets at December 31, 2014 and December 31, 2013; (ii) Consolidated Statements of Income for the years ended December 31, 2014, 2013 and 2012; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2014, 2013 and 2012; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012; and (vi) Notes to Consolidated Financial Statements*

+Management contract or compensatory plan or agreement *Filed herewith **Furnished herewith

SIGNATURES

Pursuant to the requirement of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Merchants Bancshares, Inc.

Date	March 13, 2015	By	/s/ Michael R. Tuttle
Michael R. Tuttle, President and CEO

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of MERCHANTS BANCSHARES, INC., and in the capacities and on the date as indicated.

5
/s/ Michael R. Tuttle	March 13, 2015
Michael R. Tuttle, Director,	Date
President and CEO of Merchants

/s/ Scott F. Boardman	March 13, 2015
Scott F. Boardman, Director	Date

/s/Janette K. Bombardier	March 13, 2015
Janette Bombardier, Director	Date

/s/ Peter A. Bouyea	March 13, 2015
Peter A. Bouyea, Director	Date

/s/ Karen J. Danaher	March 13, 2015
Karen J. Danaher, Director	Date

/s/ Jeffrey L. Davis	March 13, 2015
Jeffrey L. Davis, Director	Date
Chairman of the Board of Directors
/s/ Michael G. Furlong	March 13, 2015
Michael G. Furlong, Director	Date

/s/ Lorilee A. Lawton	March 13, 2015
Lorilee A. Lawton, Director	Date

/s/ Bruce M. Lisman	March 13, 2015
Bruce M. Lisman, Director	Date

/s/ Raymond C. Pecor, Jr.	March 13, 2015
Raymond C. Pecor, Jr. Director	Date

/s/ Raymond C. Pecor III	March 13, 2015
Raymond C. Pecor III, Director	Date

/s/ Patrick S. Robins	March 13, 2015
Patrick S. Robins, Director	Date

/s/ Thomas J. Meshako	March 13, 2015
Thomas J. Meshako, CFO, Treasurer, and Principal Accounting Officer of Merchants	Date