Form 10-K/A
MERCHANTS BANCSHARES INC
filed 2015-03-17
CIK 726517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Annual Report on Form 10-K (this “Amendment”) to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as filed with the Securities and Exchange Commission (the “SEC”) on March 13, 2015 (the “Form 10-K”). The sole purpose of this Amendment is to file Exhibits 23.1 and 23.2 which were inadvertently omitted from the Form 10-K.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officers are filed as exhibits to this Amendment.

No changes have been made in this Amendment to modify or update the other disclosures presented in the Form 10-K. This Amendment does not reflect events occurring after the filing of the original Form 10-K or modify or update those disclosures that may be affected by subsequent events. This Amendment should be read in conjunction with the Form 10-K and our other filings with the SEC.

PART IV

ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(1)The following consolidated financial statements were previously filed with the SEC on March 13, 2015 as part of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, which is being hereby amended:

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
10.8

Employment Agreement by and among Merchants Bancshares and Michael R. Tuttle, dated February 27, 2015 (Incorporated by reference to Exhibit 10.8 to Merchants’ Annual Report on Form 10-K filed on March 13, 2015) +

10.9

Employment Agreement by and among Merchants, Merchants Bank and Janet P. Spitler, dated March 17, 2011 (Incorporated by reference to Exhibit 10.2 to Merchants’ Current Report on Form 8-K filed on March 23, 2011) +

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
10.16

Subscription Agreement, dated December 15, 2004, by and among MBVT Statutory Trust I, Merchants and Preferred Term Securities XVI, Ltd. (Incorporated by reference to Exhibit 10.5.1 to Merchants’ Annual Report on Form 10-K filed on March 9, 2005)

10.17

Placement Agreement, dated December 7, 2004, by and among Merchants Bancshares, Inc., FTN Financial Capital Markets and Keefe, Bruyette & Woods, Inc. (Incorporated by reference to Exhibit 10.5.4 to Merchants’ Annual Report on Form 10-K filed on March 9, 2005)

10.18

Purchase and Sale Agreement between Merchants Bank and Eastern Avenue Properties, L.L.C., dated as of June 27, 2008 (Incorporated by reference to Exhibit 10.18.1 to Merchants’ Quarterly Report on Form 10-Q filed on August 7, 2008)

10.19

Leaseback Agreement between Merchants Bank and Farrell Exchange, L.L.C., dated as of June 27, 2008 (Incorporated by reference to Exhibit 10.18.2 to Merchants’ Quarterly Report on Form 10-Q filed on August 7, 2008)

10.20

Employment Agreement by and between Merchants Bank and Thomas J. Meshako, dated November 10, 2014 (Incorporated by reference to Exhibit 10.20 to Merchants’ Annual Report on Form 10-K filed on March 13, 2015) +

10.21	Employment Agreement by and between Merchants Bank and Molly Dillon, dated March 1, 2014 (Incorporated by reference to Exhibit 10.21 to Merchants’ Annual Report on Form 10-K filed on March 13, 2015) +
10.22

Employment Agreement by and between Merchants Bank and Marie Thresher, dated December 19, 2013  (Incorporated by reference to Exhibit 10.22 to Merchants’ Annual Report on Form 10-K filed on March 13, 2015) +

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

101

The following materials from Merchants Bancshares, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014 formatted in XBRL: (i) Consolidated Balance Sheets at December 31, 2014 and December 31, 2013; (ii) Consolidated Statements of Income for the years ended December 31, 2014, 2013 and 2012; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2014, 2013 and 2012; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012; and (vi) Notes to Consolidated Financial Statements (Incorporated by reference to Exhibit 101 to Merchants’ Annual Report on Form 10-K filed on March 13, 2015)

+Management contract or compensatory plan or agreement *Filed herewith **Previously furnished with Merchants’ Annual Report on Form 10-K filed with the SEC on March 13, 2015

SIGNATURES

Pursuant to the requirement of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Merchants Bancshares, Inc.

Date	March 17, 2015	By	/s/ Michael R. Tuttle
Michael R. Tuttle, President and CEO