Form 10-Q
period 2015-03-31
MERCHANTS BANCSHARES INC
filed 2015-05-06
CIK 726517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

[  ] Yes  [ X ] No

As of April 29, 2015, there were 6,330,635 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

MERCHANTS BANCSHARES, INC. AND SUBSIDIARIES

FORM 10-Q

ITEM 1 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Merchants Bancshares, Inc.

Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
(In thousands except share and per share data)	2015	2014
ASSETS
Cash and due from banks	$25,627	$23,745
Interest earning deposits with banks and other short-term investments	42,292	130,714
Total cash and cash equivalents	67,919	154,459
Investments:
Securities available for sale, at fair value	248,987	203,473
Securities held to maturity (fair value of $136,237 and $139,171)	134,245	138,421
Total investments	383,232	341,894
Loans	1,200,170	1,182,334
Less: Allowance for loan losses	11,989	11,833
Net loans	1,188,181	1,170,501
Federal Home Loan Bank stock	4,378	4,378
Bank premises and equipment, net	15,581	15,492
Investment in real estate limited partnerships	5,470	5,196
Bank owned life insurance	10,372	10,311
Other assets	19,852	21,233
Total assets	$1,694,985	$1,723,464
LIABILITIES
Deposits:
Demand (noninterest bearing)	$583,486	$566,366
Savings, interest bearing checking and money market accounts	541,878	530,722
Time deposits	204,433	211,684
Total deposits	1,329,797	1,308,772
Securities sold under agreements to repurchase	206,386	258,464
Other long-term debt	2,300	2,320
Junior subordinated debentures issued to unconsolidated subsidiary trust	20,619	20,619
Other liabilities	7,422	7,468
Total liabilities	1,566,524	1,597,643
SHAREHOLDERS' EQUITY
Preferred stock
Class A non-voting shares authorized - 200,000, none outstanding	-	-
Class B voting shares authorized - 1,500,000, none outstanding	-	-
Common stock, $.01 par value	67	67
Common stock, $.01 par value
Authorized: 10,000,000 shares; Issued: 6,651,760 at March 31, 2015 and December 31, 2014
Capital in excess of par value	37,407	37,404
Retained earnings	102,261	100,697
Treasury stock, at cost: 322,942 shares at March 31, 2015 and 324,534 shares at December 31, 2014	(13,431)	(13,865)
Deferred compensation arrangements: 285,832 shares at March 31, 2015 and 308,670 shares at December 31, 2014	6,210	6,566
Accumulated other comprehensive (loss) income	(4,053)	(5,048)
Total shareholders' equity	128,461	125,821
Total liabilities and shareholders' equity	$1,694,985	$1,723,464

See accompanying notes to unaudited consolidated financial statements

Merchants Bancshares, Inc.

Consolidated Statements of Income

(Unaudited)

	Three Months Ended
	March 31,
(In thousands except per share data)	2015	2014
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$10,623	$10,762
Investment income:
Interest and dividends on investment securities	1,910	2,214
Interest on interest earning deposits with banks and other short-term investments	73	39
Total interest and dividend income	12,606	13,015
INTEREST EXPENSE
Savings, interest bearing checking and money market accounts	367	430
Time deposits	334	472
Securities sold under agreement to repurchase and other short-term debt	155	92
Long-term debt	197	197
Total interest expense	1,053	1,191
Net interest income	11,553	11,824
Provision for credit losses	0	100
Net interest income after provision for credit losses	11,553	11,724
NONINTEREST INCOME
Net gains on investment securities	0	126
Trust division income	895	852
Service charges on deposits	786	944
Net debit card income	693	621
Other	296	367
Total noninterest income	2,670	2,910
NONINTEREST EXPENSE
Compensation and benefits	5,048	4,923
Occupancy expense	1,143	1,168
Equipment expense	766	972
Legal and professional fees	442	638
Marketing	152	243
State franchise taxes	286	377
FDIC insurance	218	216
Conversion costs	0	171
Other Real Estate Owned ("OREO") expenses	17	16
Other	1,935	1,430
Total noninterest expense	10,007	10,154
Income before provision for income taxes	4,216	4,480
Provision for income taxes	880	1,077
NET INCOME	$3,336	$3,403

Basic earnings per common share	$0.53	$0.54
Diluted earnings per common share	$0.53	$0.54

See accompanying notes to unaudited consolidated financial statements

Merchants Bancshares, Inc.

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended
	March 31,
(In thousands)	2015	2014
Net income	$3,336	$3,403
Other comprehensive income, net of tax:
Unrealized holding gain on securities available for sale, net of taxes of $422 and $422	783	784
Unrealized holding gain arising during the period for securities transferred from available for sale to held to maturity, net of taxes of $0 and $4	0	8
Amortization of unrealized holding losses of securities transferred from available for sale to held to maturity, net of taxes of $67 and $61	124	113
Reclassification adjustments for net securities gains included in net income, net of taxes of $0 and $(44)	0	(82)
Change in net unrealized loss on interest rate swaps, net of taxes of $11 and $22	21	41
Pension liability adjustment, net of taxes of $36 and $11	67	21
Other comprehensive income	995	885
Comprehensive income	$4,331	$4,288

See accompanying notes to unaudited consolidated financial statements

Merchants Bancshares, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
(In thousands)	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,336		$3,403
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	-		100
Depreciation and amortization	523		632
Amortization of investment security premiums and accretion of discounts, net	252		136
Stock based compensation	33		46
Net gain on sales of investment securities	-		(126)
Accretion of deferred gain on sale of premises	(129)		(129)
Gains on sale of other real estate owned	-		(12)
Equity in losses of real estate limited partnerships, net	282		327
Increase in cash surrender value of bank owned life insurance	(61)		(80)
Changes in assets and liabilities:
Net change in interest receivable	(360)		(335)
Net change in other assets	1,300		1,069
Net change in interest payable	(9)		(29)
Net change in other liabilities	356		(593)
Net cash provided by operating activities	5,523		4,409
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investment securities available for sale	-		26,641
Proceeds from maturities of investment securities available for sale	10,284		9,556
Proceeds from maturities of investment securities held to maturity	4,295		3,195
Purchases of investment securities available for sale	(54,778)		(10,135)
Loan originations in excess of principal payments	(17,912)		(5,503)
Proceeds from sales of other real estate owned	-		36
Real estate limited partnership investments	(543)		(25)
Purchases of bank premises and equipment	(612)		(247)
Net cash provided by (used in) investing activities	(59,266)		23,518
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	21,025		2,481
Net decrease in securities sold under agreement to repurchase, short-term	(52,078)		(67,667)
Principal payments on long-term debt	(20)		(21)
Cash dividends paid	(1,772)		(1,770)
Increase in deferred compensation arrangements	48		63
Net cash used in financing activities	(32,797)		(66,914)
Decrease in cash and cash equivalents	(86,540)	-	(38,987)
Cash and cash equivalents beginning of period	154,459		115,471
Cash and cash equivalents end of period	$67,919		$76,484

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Total interest payments	$1,062		$1,220
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Distribution of stock under deferred compensation arrangements	$515		$553
Transfer of securities from available for sale to held to maturity	-		12,626

See accompanying notes to consolidated financial statements

Notes To Interim Unaudited Consolidated Financial Statements

For additional information, see the Merchants Bancshares, Inc. (“Merchants,” “we,” “us,” “our”) Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the Securities and Exchange Commission (the “SEC”) on March 13, 2014.

NOTE 1: FINANCIAL STATEMENT PRESENTATION

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. All adjustments necessary for a fair presentation of our interim consolidated financial statements as of March 31, 2015 and December 31, 2014 and for the three months ended March 31, 2015 and 2014 have been included. The information was prepared from our unaudited financial statements and the unaudited financial statements of our subsidiaries, Merchants Bank and MBVT Statutory Trust I.  Amounts reported for prior periods are reclassified, where necessary, to be consistent with the current period presentation.

Management’s Use of Estimates in Preparation of Financial Statements

The preparation of financial statements in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of income and expenses during the reporting periods. The most significant estimates include those used in determining the allowance for credit losses, income taxes, interest income recognition on loans and investments and analysis of other-than-temporary impairment of our investment securities portfolio. Operating results in the future may vary from the amounts derived from Management's estimates and assumptions.

NOTE 2: RECENT ACCOUNTING PRONOUNCEMENTS

There are no recent Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) pronouncements that are pertinent to Merchants Bancshares, Inc.  since what was listed in the form 10-K.

NOTE 3: INVESTMENT SECURITIES

Investments in securities are classified as available for sale or held to maturity as of March 31, 2015 and December 31, 2014.  The amortized cost and fair values of the securities classified as available for sale and held to maturity as of March 31, 2015 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available for Sale:
U.S. Treasury Obligations	$ 25,051	$ 271	$ -	$ 25,322
Federal Home Loan Bank ("FHLB") Obligations	10,119	19	4	10,134
Residential Real Estate Mortgage-backed Securities ("Agency MBSs")	113,454	2,977	84	116,347
Agency Commercial Mortgage Backed Securities ("Agency CMBSs")	25,080	19	243	24,856
Agency Collateralized Mortgage Obligations ("Agency CMOs")	71,423	613	92	71,944
Asset Backed Securities ("ABSs")	344	40	-	384
Total Available for Sale	$ 245,471	$ 3,939	$ 423	$ 248,987
		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
(In thousands)	Cost	Gains	Losses	Value
Held to Maturity:
U.S. Agency Obligations	$ 21,387	$ 672	$ -	22,059
U.S. Government Sponsored Enterprises ("U.S. GSEs")	9,512	195	-	9,707
FHLB Obligations	4,730	176	-	4,906
Agency CMOs	90,760	817	115	91,462
Agency MBSs	7,856	247	-	8,103
Total Held to Maturity	$ 134,245	$ 2,107	$ 115	$ 136,237

The amortized cost and fair values of the securities classified as available for sale and held to maturity as of December 31, 2014 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available for Sale:
U.S. Treasury Obligations	$ 25,048	$ 57	$ 12	$ 25,093
Agency MBSs	92,827	2,680	100	95,407
Agency CMBSs	22,056	20	372	21,704
Agency CMOs	60,880	241	239	60,882
ABSs	351	36	-	387
Total Available for Sale	$ 201,162	$ 3,034	$ 723	$ 203,473
		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
(In thousands)	Cost	Gains	Losses	Value
Held to Maturity:
U.S. Agency Obligations	$ 22,072	$ 597	$ -	$ 22,669
U.S. GSEs	9,498	59	-	9,557
FHLB Obligations	4,720	100	-	4,820
Agency CMOs	94,022	280	519	93,783
Agency MBSs	8,109	233	-	8,342
Total Held to Maturity	$ 138,421	$ 1,269	$ 519	$ 139,171

The contractual final maturity distribution of the debt securities classified as available for sale as of March 31, 2015, are as follows:

		After One	After Five
	Within	But Within	But Within	After Ten
(In thousands)	One Year	Five Years	Ten Years	Years	Total
Available for Sale (at fair value):
U.S. Treasury Obligations	$ -	$ 25,322	$ -	$ -	$ 25,322
FHLB Obligations	-	10,134	-	-	10,134
Agency MBSs	26	4,152	38,391	73,778	116,347
Agency CMBSs	2,291	13,313	5,087	4,165	24,856
Agency CMOs	-	-	2,133	69,811	71,944
ABSs	-	-	-	384	384
Total Available for Sale	$ 2,317	$ 52,921	$ 45,611	$ 148,138	$ 248,987
Available for Sale (at amortized cost):
U.S. Treasury Obligations	$ -	$ 25,051	$ -	$ -	$ 25,051
FHLB Obligations	-	10,119	-	-	10,119
Agency MBSs	26	4,014	37,592	71,822	113,454
Agency CMBSs	2,271	13,451	5,112	4,246	25,080
Agency CMOs	-	-	2,119	69,304	71,423
ABSs	-	-	-	344	344
Total Available for Sale	$ 2,297	$ 52,635	$ 44,823	$ 145,716	$ 245,471

The contractual final maturity distribution of the debt securities classified as held to maturity as of March 31 2015, are as follows:

		After One	After Five
	Within	But Within	But Within	After Ten
(In thousands)	One Year	Five Years	Ten Years	Years	Total
Held to Maturity (at fair value):
U.S. Agency Obligations	$ -	$ -	$ -	$ 22,059	$ 22,059
U.S. GSEs	-	-	9,707	-	9,707
FHLB Obligations	-	-	4,906	-	4,906
Agency CMOs	-	-	-	91,462	91,462
Agency MBSs	-	9	107	7,987	8,103
Total Held to Maturity	$ -	$ 9	$ 14,720	$ 121,508	$ 136,237
Held to Maturity (at amortized cost):
U.S. Agency Obligations	$ -	$ -	$ -	$ 21,387	$ 21,387
U.S. GSEs	-	-	9,512	-	9,512
FHLB Obligations	-	-	4,730	-	4,730
Agency CMOs	-	-	-	90,760	90,760
Agency MBSs	-	9	94	7,753	7,856
Total Held to Maturity	$ -	$ 9	$ 14,336	$ 119,900	$ 134,245

Actual maturities will differ from contractual maturities because borrowers may have rights to call or prepay obligations. Maturities of Agency MBSs and Agency CMOs in the tables above are based on final contractual maturities.

The following table presents the proceeds, gross gains and gross losses on available for sale securities for the three months ended March 31, 2015 and 2014.

(In thousands)	2015	2014
Proceeds	$ -	$ 26,641
Gross gains	-	225
Gross losses	-	(99)
Net gains	$ -	$ 126

Securities with a carrying amount of $305.84 million and $317.22 million at March 31, 2015 and December 31, 2014, respectively, were pledged to secure U.S. Treasury borrowings, public deposits, securities sold under agreements to repurchase, and for other purposes required by law.

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position, at March 31, 2015 were as follows:

	Less Than 12 Months		12 Months or More		Total
	Fair		Fair		Fair
(In thousands)	Value	Loss	Value	Loss	Value	Loss
Available for Sale:
FHLB Obligations	$ 5,103	$ 4	$ -	$ -	$ 5,103	$ 4
Agency MBSs	17,239	84	-	-	17,239	84
Agency CMBSs	5,087	25	17,479	218	22,566	243
Agency CMOs	6,577	35	7,258	57	13,835	92
Total Available for Sale	$ 34,006	$ 148	$ 24,737	$ 275	$ 58,743	$ 423
Held to Maturity:
U.S. Agency Obligations	$ -	$ -	$ -	$ -	$ -	$ -
Agency CMOs	7,926	44	6,428	71	14,354	115
Agency MBSs	-	-	-	-	-	-
Total Held to Maturity	$ 7,926	$ 44	$ 6,428	$ 71	$ 14,354	$ 115

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position over our entire holding period, at December 31, 2014, were as follows:

	Less Than 12 Months		12 Months or More		Total
	Fair		Fair		Fair
(In thousands)	Value	Loss	Value	Loss	Value	Loss
Available for Sale:
U.S. Treasury Obligations	$ 5,080	$ 12	$ -	$ -	$ 5,080	$ 12
Agency MBSs	7,893	23	10,763	77	18,656	100
Agency CMBSs	-	-	17,478	372	17,478	372
Agency CMOs	11,384	49	10,962	190	22,346	239
Total Available for Sale	$ 24,357	$ 84	$ 39,203	$ 639	$ 63,560	$ 723
Held to Maturity:
U.S. Agency Obligations	$ -	$ -	$ -	$ -	$ -	$ -
U.S. GSEs	-	-	-	-	-	-
FHLB Obligations	-	-	-	-	-	-
Agency CMOs	14,338	108	43,911	411	58,249	519
Agency MBSs	-	-	-	-	-	-
Total Held to Maturity	$ 14,338	$ 108	$ 43,911	$ 411	$ 58,249	$ 519

There were no securities classified as trading at March 31, 2015 and December 31, 2014.

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

At March 31, 2015, all of our Agency MBSs and Agency CMOs held were issued by U.S. government-sponsored entities and agencies, primarily the Federal National Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Corp (“FHLMC”), institutions which the government has affirmed its commitment to support.  Because the decline in fair value is attributable to changes in interest rates, and not credit quality, and because we do not have the intent to sell these securities and it is not likely that we will be required to sell the securities before their anticipated recovery, we do not consider these securities to be other-than-temporarily impaired at March 31, 2015.

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

We do not intend to sell the investment securities that are in an unrealized loss position, and it is unlikely that we will be required to sell the investment securities before recovery of their amortized cost bases, which may be maturity.  During the first quarter of 2014 and the third and fourth quarters of 2013, we transferred securities from available for sale to held to maturity.  The unrealized holding loss at the time of transfer continues to be reported in accumulated other comprehensive income, net of tax and is amortized over the remaining lives of the securities as an adjustment of the yield.  The amortization of the unamortized holding loss reported in accumulated other comprehensive income will offset the effect on interest income of the discount for the transferred securities.  The remaining unamortized balance of the losses for the securities transferred from available for sale to held to maturity during 2014 was $4.15 million, or $2.70 million, net of tax at March 31, 2015.

NOTE 4: LOANS AND THE ALLOWANCE FOR CREDIT LOSSES

The composition of our loan portfolio at March 31, 2015 and December 31, 2014 was as follows:

(In thousands)	March 31, 2015	December 31, 2014
Commercial, financial and agricultural	$195,782	$177,597
Municipal loans	91,410	94,366
Real estate loans – residential	461,459	469,529
Real estate loans – commercial	419,500	412,447
Real estate loans – construction	28,512	23,858
Installment loans	3,454	4,504
All other loans	53	33
Total loans	$1,200,170	$1,182,334

We primarily originate residential real estate, commercial, commercial real estate, municipal obligations and installment loans to customers throughout the state of Vermont. There are no significant industry concentrations in the loan portfolio. Total loans in the table above included $702 thousand and $734 thousand of net deferred loan origination costs at March 31, 2015 and December 31, 2014, respectively. The aggregate amount of overdrawn deposit balances classified as loan balances was $219 thousand and $235 thousand at March 31, 2015 and December 31, 2014, respectively.

The following table reflects our loan loss experience and activity in the allowance for credit losses by portfolio segment for the three months ended March 31, 2015:

	Commercial,
	financial and		Real estate-	Real estate-	Real estate-
(In thousands)	agricultural	Municipal	residential	commercial	construction	Installment	All Other	Total
Allowance for credit losses:
Beginning balance	$3,331	$636	$3,127	$5,251	$415	$13	$42	$12,815
Charge-offs	(29)	-	(55)	-	-	(74)	-	(158)
Recoveries	25	-	3	1	-	53	-	82
Provision (credit)	41	(93)	35	(35)	23	71	(42)	-
Ending balance	$3,368	$543	$3,110	$5,217	$438	$63	$-	$12,739

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

The allowance for credit losses consists of the allowance for loan losses and the reserve for undisbursed lines and letters of credit. The reserve for undisbursed lines and letters of credit is included in other liabilities on the balance sheet. The following presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment based upon impairment method at March 31, 2015:

	Commercial,
	financial and		Real estate-	Real estate-	Real estate-
(In thousands)	agricultural	Municipal	residential	commercial	construction	Installment	All Other	Total
Allowance for credit losses:
Ending balance individually evaluated for impairment	$68	$-	$110	$-	$-	$-	$-	$178
Ending balance collectively evaluated for impairment	3,300	543	3,000	5,217	438	63	-	12,561
Totals	$3,368	$543	$3,110	$5,217	$438	$63	$-	$12,739
Financing receivables:
Ending balance individually evaluated for impairment	$590	$-	$708	$-	$-	$-	$-	$1,298
Ending balance collectively evaluated for impairment	195,192	91,410	460,751	419,500	28,512	3,454	53	1,198,872
Totals	$195,782	$91,410	$461,459	$419,500	$28,512	$3,454	$53	$1,200,170
Components:
Allowance for loan losses	$2,859	$530	$3,024	$5,149	$364	$63	$-	$11,989
Reserve for undisbursed lines of credit	509	13	86	68	74	-	-	750
Total allowance for credit losses	$3,368	$543	$3,110	$5,217	$438	$63	$-	$12,739

The following presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment based upon impairment method at December 31, 2014:

	Commercial,
	financial and		Real estate-	Real estate-	Real estate-
(In thousands)	agricultural	Municipal	residential	commercial	construction	Installment	All Other	Total
Allowance for credit losses:
Ending balance individually evaluated for impairment	$-	$-	$63	$-	$-	$-	$-	$63
Ending balance collectively evaluated for impairment	3,331	636	3,064	5,251	415	13	42	12,752
Totals	$3,331	$636	$3,127	$5,251	$415	$13	$42	$12,815
Financing receivables:
Ending balance individually evaluated for impairment	$134	$-	$657	$-	$-	$-	$-	$791
Ending balance collectively evaluated for impairment	177,463	94,366	468,872	412,447	23,858	4,504	33	1,181,543
Totals	$177,597	$94,366	$469,529	$412,447	$23,858	$4,504	$33	$1,182,334
Components:
Allowance for loan losses	$2,583	$623	$3,038	$5,209	$325	$13	$42	$11,833
Reserve for undisbursed lines of credit	748	13	89	42	90	-	-	982
Total allowance for credit losses	$3,331	$636	$3,127	$5,251	$415	$13	$42	$12,815

The general component covers non-impaired loans and is based on historical loss experience adjusted for current factors.  The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by us over the most recent 5 years.  This actual loss experience is supplemented with other factors based on the risks present for each portfolio segment.  These factors include consideration of the following:  levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations. Due to the added risks associated with loans which are graded as pass-watch, special mention, and substandard that are not classified as impaired, an additional analysis is performed to determine whether an allowance is needed that is not fully captured by the historical loss experience. While historical loss experience by loan segment and migration of loans into higher risk classifications are considered, the following factors are also considered in determining the level of needed allowance on such loans: the historical loss rates of loans specifically classified as pass-watch, special mention, or substandard; and the trends in the collateral on the loans included within these classifications. This analysis created an additional $702 thousand at March 31, 2015 compared to $1.23 million at December 31, 2014 in needed allowance for loan loss.

The table below presents the recorded investment of loans, including nonaccrual and restructured loans, segregated by class, with delinquency aging as of March 31, 2015:

							91 Days or
	31-60	61-90	91 Days	Total			more past
	Days	Days	or More	Past			due and
(In thousands)	Past Due	Past Due	Past Due	Due	Current	Total	Accruing
Commercial, financial and agricultural	$497	$-	$-	$497	$195,285	$195,782	$-
Municipal	-	-	-	-	91,410	91,410	-
Real estate-residential:
First mortgage	68	-	471	539	424,182	424,721	-
Second mortgage	16	17	79	112	36,626	36,738	-
Real estate-commercial:
Owner occupied	-	-	-	-	178,060	178,060	-
Non-owner occupied	143	-	-	143	241,297	241,440	-
Real estate-construction:
Residential	-	-	-	-	2,739	2,739	-
Commercial	-	-	-	-	25,773	25,773	-
Installment	2	-	-	2	3,452	3,454	-
Other	-	-	-	-	53	53	-
Total	$726	$17	$550	$1,293	$1,198,877	$1,200,170	$-

Of the total past due loans in the aging table above,  $1.07 million are non-performing of which $0 are restructured loans and $0 were greater than 91 days past due and accruing.  There were $228 thousand past due performing loans at March 31, 2015.

The table below presents the recorded investment of loans, including nonaccrual and restructured loans, segregated by class, with delinquency aging as of December 31, 2014:

							91 Days or
	31-60	61-90	91 Days	Total			more past
	Days	Days	or More	Past			due and
(In thousands)	Past Due	Past Due	Past Due	Due	Current	Total	Accruing
Commercial, financial and agricultural	$49	$-	$-	$49	$177,548	$177,597	$-
Municipal	-	-	-	-	94,366	94,366	-
Real estate-residential:
First mortgage	157	-	391	548	431,191	431,739	-
Second mortgage	33	-	79	112	37,678	37,790	-
Real estate-commercial:
Owner occupied	-	22	-	22	260,075	260,097	-
Non-owner occupied	202	-	-	202	152,148	152,350	-
Real estate-construction:
Residential	-	-	-	-	4,131	4,131	-
Commercial	-	-	-	-	19,727	19,727	-
Installment	-	-	-	-	4,504	4,504	-
Other	-	-	-	-	33	33	-
Total	$441	$22	$470	$933	$1,181,401	$1,182,334	$-

Of the total past due loans in the aging table above, $519 thousand are non-performing, of which $0 are restructured loans and $0 are greater than 91 days past due and accruing.  There were $414 thousand past due performing loans at December 31, 2014.

Impaired loans by class at March 31, 2015 and for the three months ended March 31, 2015 are as follows:

				Three Months Ended
				March 31, 2015
		Unpaid		Average
	Recorded	Principal	Related	Recorded
(In thousands)	Investment	Balance	Allowance	Investment
With no related allowance recorded
Commercial, financial and agricultural	$ 93	$ 96	$ -	$ 109
Real estate – residential:
First mortgage	154	283	-	147
Second mortgage	79	79	-	79
With related allowance recorded
Commercial, financial and agricultural	497	497	68	166
Real estate – residential:
First mortgage	458	458	93	439
Second mortgage	17	17	17	6
Real estate – commercial:
Owner occupied	-	-	-	-
Total
Commercial, financial and agricultural	590	593	68	275
Real estate – residential	708	837	110	671
Real estate – commercial	-	-	-	-
Total	$ 1,298	$ 1,430	$ 178	$ 946

Impaired loans by class at December 31, 2014 and for the three months ended March 31, 2014 are as follows:

				Three Months Ended
				March 31, 2014
		Unpaid		Average
	Recorded	Principal	Related	Recorded
(In thousands)	Investment	Balance	Allowance	Investment
With no related allowance recorded
Commercial, financial and agricultural	$ 134	$ 136	$ -	$ 34
Real estate – residential:
First mortgage	147	257	-	264
Second mortgage	79	79	-	174
Real estate – commercial:
Owner occupied	-	-	-	-
Installment	-	-	-	-
With related allowance recorded
Commercial, financial and agricultural	-	-	-	19
Real estate – residential:
First mortgage	431	432	63	164
Second mortgage	-	-	-	-
Real estate – commercial:
Owner occupied	-	-	-	162
Installment	-	-	-	-
Total
Commercial, financial and agricultural	134	136	-	53
Real estate – residential	657	768	63	602
Real estate – commercial	-	-	-	162
Total	$ 791	$ 904	$ 63	$ 817

Residential and commercial loans serviced for others at March 31, 2015 and December 31, 2014 amounted to approximately $13.66 million and $13.53 million, respectively.

Nonperforming loans at March 31, 2015 and December 31, 2014 are as follows:

(In thousands)	March 31, 2015	December 31, 2014
Nonaccrual loans	$1,118	$598
Loans greater than 90 days and accruing	-	-
Troubled debt restructurings ("TDRs")	180	$193
Total nonperforming loans	$1,298	$791

Of the total TDRs in the table above, $58 thousand at March 31, 2015 and $63 thousand at December 31, 2014 are nonaccruing. We have reviewed all restructurings that occurred on or after January 1, 2015 for identification as TDRs. There were zero TDRs that were restructured during the three months ended March 31, 2015. We did not identify as a TDR any loan for which the allowance for credit losses had been measured under a general allowance for credit losses methodology.

TDRs represent balances where the existing loan was modified involving a concession in rate, term or payment amount due to the distressed financial condition of the borrower. All TDRs at March 31, 2015 continue to pay as agreed according to the modified terms and all but one of these loans is considered well-secured.  At March  31, 2015, there were no commitments to lend additional funds to borrowers whose loans have been modified in a TDR. We had no commitments to lend additional funds to borrowers whose loans were in nonaccrual status or to borrowers whose loans were 91 days past due and still accruing at March 31, 2015. Interest income on restructured loans during the three months ended March 31, 2015 and 2014 was insignificant.

Nonaccrual loans by class as of March 31, 2015 and December 31, 2014 are as follows:

(In thousands)	March 31, 2015	December 31, 2014
Commercial, financial and agricultural	$551	$88
Real estate - residential:
First mortgage	471	431
Second mortgage	96	79
Total nonaccruing non-TDR loans	1,118	598
Nonaccruing TDR’s
Commercial, financial and agricultural	4	5
Real estate – residential:
First mortgage	54	58
Real estate - commercial:
Owner occupied	-	-
Total nonaccrual loans including TDRs	$1,176	$661

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

Below is a summary of loans by credit quality indicator as of March 31, 2015:

			Pass-	Special	Sub-
(In thousands)	Unrated	Pass	Watch	Mention	Standard	Total
Commercial, financial and agricultural	$300	$161,028	$18,509	$3,712	$12,233	$195,782
Municipal	32	81,858	7,631	1,889	-	91,410
Real estate – residential:
First mortgage	420,488	3,537	169	-	527	424,721
Second mortgage	36,721	-	-	-	17	36,738
Real estate – commercial:
Owner occupied	133	144,666	14,826	3,366	15,069	178,060
Non-owner occupied	199	216,536	22,299	660	1,746	241,440
Real estate – construction:
Residential	350	2,389		-	-	2,739
Commercial	150	23,690	37	-	1,896	25,773
Installment	3,454	-	-	-	-	3,454
All other loans	53	-	-	-	-	53
Total	$461,880	$633,704	$63,471	$9,627	$31,488	$1,200,170

Below is a summary of loans by credit quality indicator as of December 31, 2014:

			Pass-	Special	Sub-
(In thousands)	Unrated Residential and	Pass	Watch	Mention	Standard	Total
Commercial, financial and agricultural	$352	$143,813	$21,563	$3,942	$7,927	$177,597
Municipal	40	75,337	17,101	1,888	-	94,366
Real estate – residential:
First mortgage	428,073	3,046	170	-	450	431,739
Second mortgage	37,790	-	-	-	-	37,790
Real estate – commercial:
Owner occupied	187	220,651	18,708	1,378	19,173	260,097
Non-owner occupied	189	130,218	20,773	-	1,170	152,350
Real estate – construction:
Residential	288	3,843	-	-	-	4,131
Commercial	170	17,588	40	-	1,929	19,727
Installment	4,504	-	-	-	-	4,504
All other loans	33	-	-	-	-	33
Total	$471,626	$594,496	$78,355	$7,208	$30,649	$1,182,334

NOTE 5: FAIR VALUE

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

Financial instruments on a recurring basis

The table below presents the balance of financial assets and liabilities at March 31, 2015 measured at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Assets
U.S. Treasury Obligations	$ 25,322	$ -	$ 25,322	$ -
FHLB Obligations	10,134		10,134
Agency MBSs	116,347	-	116,347	-
Agency CMBSs	24,856	-	24,856	-
Agency CMOs	71,944	-	71,944	-
ABSs	384	-	384	-
Interest rate swap agreements	936	-	936	-
Total assets	$ 249,923	$ -	$ 249,923	$ -
Liabilities
Interest rate swap agreements	1,383	-	1,383	-
Total liabilities	$ 1,383	$ -	$ 1,383	$ -

The table below presents the balance of financial assets and liabilities at December 31, 2014 measured at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Assets
U.S. Treasury Obligations	$ 25,093	$ -	$ 25,093	$ -
Agency MBSs	95,407	-	95,407	-
Agency CMBSs	21,704	-	21,704	-
Agency CMOs	60,882	-	60,882	-
ABSs	387	-	387	-
Interest rate swap agreements	618	-	618	-
Total assets	$ 204,091	$ -	$ 204,091	$ -
Liabilities
Interest rate swap agreements	1,096	-	1,096	-
Total liabilities	$ 1,096	$ -	$ 1,096	$ -

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

There were no transfers between Level 1 and Level 2 for the three months ended March 31, 2015 and 2014.  There were no Level 3 assets measured at fair value on a recurring basis at March 31, 2015 or December 31, 2014.

Financial instruments on a non-recurring basis

Certain financial assets are also measured at fair value on a non-recurring basis; however, they were not material at March 31, 2015 or December 31, 2014. These financial assets include impaired loans and OREO.

The table below presents the balance of financial instruments by class at March 31, 2015 measured at fair value:

	Carrying
(In thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$ 67,919	$ 67,919	$ 67,919	$ -	$ -
Securities available for sale	248,987	248,987	-	248,987	-
Securities held to maturity	134,245	136,237	-	136,237	-
FHLB stock	4,378	N/A	N/A	N/A	N/A
Loans, net of allowance for loan losses	1,188,181	1,192,612	-	-	1,192,612
Interest rate swap agreement	936	936	-	936	-
Accrued interest receivable	4,147	4,147	4	932	3,211
Total assets	$ 1,648,793	$ 1,650,838	$ 67,923	$ 387,092	$ 1,195,823
Deposits	$ 1,329,797	$ 1,330,130	$ 1,125,364	$ 204,766	$ -
Securities sold under agreement to repurchase	206,386	206,364	-	206,364	-
Other long-term debt	2,300	2,284	-	2,284	-
Junior subordinated debentures issued to unconsolidated subsidiary trust	20,619	14,677	-	14,677	-
Interest rate swap agreement	1,383	1,383	-	1,383	-
Accrued interest payable	156	156	18	138	-
Total liabilities	$ 1,560,641	$ 1,554,994	$ 1,125,382	$ 429,612	$ -

The table below presents the balance of financial instruments by class at December 31, 2014 measured at fair value:

	Carrying
(In thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$ 154,459	$ 154,459	$ 154,459	$ -	$ -
Securities available for sale	203,473	203,473	-	203,473	-
Securities held to maturity	138,421	139,171	-	139,171	-
FHLB stock	4,378	N/A	N/A	N/A	N/A
Loans, net of allowance for loan losses	1,170,501	1,172,517	-	-	1,172,517
Interest rate swap agreement	618	618	-	618	-
Accrued interest receivable	3,787	3,787	-	847	2,940
Total assets	$ 1,675,637	$ 1,674,025	$ 154,459	$ 344,109	$ 1,175,457
Deposits	$ 1,308,772	$ 1,308,904	$ 1,097,088	$ 211,816	$ -
Securities sold under agreement to repurchase	258,464	258,438	-	258,438	-
Other long-term debt	2,320	2,277	-	2,277	-
Junior subordinated debentures issued to unconsolidated subsidiary trust	20,619	14,476	-	14,476	-
Interest rate swap agreement	1,096	1,096	-	1,096	-
Accrued interest payable	165	165	19	146	-
Total liabilities	$ 1,591,436	$ 1,585,356	$ 1,097,107	$ 488,249	$ -

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

Commitments to Extend Credit and Standby Letters of Credit - The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of financial standby letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties. The fair value of commitments to extend credit and standby letters of credit is approximately $41 thousand at March 31, 2015 and $47 thousand as of December 31, 2014, respectively.

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

The following tables summarize the components of net periodic benefit cost and other changes in Pension Plan assets and benefit obligations recognized for the three months ended March  31, 2015 and 2014:

(In thousands)	2015	2014
Interest cost	$ 112	$ 116
Expected return on plan assets	(264)	(265)
Service costs	13	10
Net loss amortization	103	32
Net periodic pension cost	$ (36)	$ (107)

We have no minimum required contribution for 2015.

Our Pension Investment Policy Statement sets forth the investment objectives and constraints of the Pension Plan. The purpose of the policy is to assist our Retirement Plan Committee in effectively supervising, monitoring, and evaluating the Pension Plan.

NOTE 7: EARNINGS PER SHARE

The following table presents reconciliations of the calculations of basic and diluted earnings per share for the three months ended March 31, 2015 and 2014:

(In thousands except per share data)	2015	2014
Net income	$ 3,336	$ 3,403
Weighted average common shares outstanding	6,329	6,320
Dilutive effect of common stock equivalents	13	22
Weighted average common and common equivalent
shares outstanding	6,342	6,342
Basic earnings per common share	$ 0.53	$ 0.54
Diluted earnings per common share	$ 0.53	$ 0.54

Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding for the three months ended March 31, 2015 and 2014. The computation of diluted earnings per share includes the effect of assumed exercises of outstanding stock options. There were no anti-dilutive options outstanding for the three months ended March 31, 2015 or 2014.

NOTE 8: STOCK REPURCHASE PROGRAM

We extended our stock buyback program through January 2016. Under the program, which was originally adopted in January 2007, we may repurchase up to 200,000 shares of our common stock on the open market from time to time, and have purchased 143,475 shares at an average price per share of $23.00 since the program’s adoption. We did not repurchase any of our shares during 2014 or during the three months ended March 31, 2015, and do not expect to repurchase shares in the near future.

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

Disclosures are required regarding liability-recognition for the fair value at issuance of certain guarantees. We do not issue any guarantees that would require liability-recognition or disclosure, other than our standby letters of credit. We have issued conditional commitments in the form of standby letters of credit to guarantee payment on behalf of a customer and guarantee the performance of a customer to a third party. Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit totaled approximately $5.74 million and $8.77 million at March 31, 2015 and December 31, 2014, respectively, and represent the maximum potential future payments we could be required to make. Typically, these instruments have terms of 12 months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance sheet instruments. Our policies governing loan collateral apply to standby letters of credit at the time of credit extension. Loan-to-value ratios are generally consistent with loan-to-value requirements for other commercial loans secured by similar types of collateral.

We may enter into commitments to sell loans, which involve market and interest rate risk. There were no such commitments at March 31, 2015 or December 31, 2014.

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

NOTE 10: ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables present the changes in accumulated other comprehensive (loss) by component, net of tax, for the three months ending March 31, 2015 and 2014:

		Unrealized
		(Gains)
		Losses on
		Securities
	Unrealized	Transferred
	(Gains) Losses	From			Accumulated
	on Securities	Available-For-			Other
	Available-For-	Sale to Held-	Pension	Interest Rate	Comprehensive
(In thousands)	Sale	To-Maturity	Plan	Swaps	Income (Loss)
Beginning Balance December 31, 2014	$ 1,482	$ (2,824)	$ (3,395)	$ (311)	$ (5,048)
Other comprehensive income before reclassifications	783	-	-	21	804
Transfer of securities from available-for-sale to held-to-maturity	-	-	-	-	-
Accretion of unrealized losses of securities transferred from available-for-sale to held-to-maturity recognized in other comprehensive income	-	124	-	-	124
Reclassification adjustments for (gains) losses reclassified into income	-	-	67	-	67
Net current period other comprehensive income	783	124	67	21	995
Balance March 31, 2015	$ 2,265	$ (2,700)	$ (3,328)	$ (290)	$ (4,053)

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

Details of amounts reclassified from accumulated comprehensive income for the three months ended March 31, 2015 and 2014 are presented below based upon their impact on net income:

Details about Accumulated Other
Comprehensive Income Components	March 31,	March 31,	Affected Line Item in the Statement
(In thousands)	2015	2014	Where Net Income is Presented
Unrealized gains on securities	$-	$126	Net gains on investment securities
	-	126	Total before tax
	-	(44)	Provision for income taxes
	$-	$82	Net of tax

Amortization of actuarial loss for
defined benefit pension plan	$(103)	$(32)	Compensation and benefits
	(103)	(32)	Total before tax
	36	11	Provision for income taxes
	$(67)	$(21)	Net of tax

Total reclassification adjustments	$(67)	$61

NOTE 11: DERIVATIVE FINANCIAL INSTRUMENTS

At March 31, 2015 and December 31, 2014, we had an interest rate swap with a notional amount of $10 million that was designated as a cash flow hedge. The swap was used to convert a portion of the floating rate interest on our trust preferred issuance to a fixed rate of interest. Each quarter we assess the effectiveness of the hedging relationships by comparing the changes in cash flows of the derivative hedging instruments with the changes in cash flows of the designated hedged item. There was no ineffective portion recognized in earnings during the three months ended March 31, 2015 or March 31, 2014. The fair value of $(447) thousand and  $(479) thousand was reflected in other comprehensive income in the accompanying consolidated balance sheets at March 31, 2015 and December 31, 2014, respectively.

We entered into interest rate swaps with a notional amount of $39.0 million with certain of our commercial customers.  In order to minimize our risk, these customer derivatives (pay floating/receive fixed swaps) have been offset with essentially matching interest rate swaps with our counterparty totaling $39.0 million (pay fixed/receive floating swaps). At March 31, 2015, the weighted average receive rate of these interest rate swaps was 1.86%, the weighted average pay rate was 3.64% and the weighted average maturity was 11.8 years.  The fair values of $936 thousand and $936 thousand were reflected in other assets and other liabilities, respectively, in the accompanying consolidated balance sheets at March 31, 2015.  The fair values of $618 thousand and $618 thousand were reflected in other assets and other liabilities, respectively, in the accompanying consolidated balance sheets at December 31, 2014.  Hedge accounting has not been applied for these derivatives.  Because the terms of the swaps with our customer and the other financial institution offset each other, with the only difference being counterparty credit risk, changes in the fair value of the underlying derivative contracts are not materially different and do not significantly impact our results of operations.

We entered into interest rate swaps with notional amounts totaling $9.35 million at March 31, 2015, and $9.36 million at December 31, 2014, that were designated as fair value hedges of certain fixed rate loans with municipalities. At March 31, 2015, the weighted average receive rate of these interest rate swaps was 1.56%, the weighted average pay rate was 3.26% and the weighted average maturity was 17.3 years.  The ineffective portion of the interest swaps was immaterial and as such, amounts are not recognized in earnings.

We assessed our counterparty risk at March 31, 2015 and determined any credit risk inherent in our derivative contracts was insignificant. Information about the fair value of derivative financial instruments can be found in Note 5 to these consolidated financial statements.

NOTE 12:  SUBSEQUENT  EVENTS

On April 27, 2015 Merchants Bancshares, Inc. (“Merchants”) announced the signing of a definitive agreement pursuant to which Merchants Bancshares, Inc. will acquire NUVO Bank & Trust Company (“NUVO) for approximately $21.8 million in stock and cash, which represents $7.15 per share.

Under the terms of the agreement, shareholders of NUVO will be entitled to elect to receive either 0.2416 shares of Merchants common stock or $7.15 in cash for each share of NUVO common stock outstanding, subject to total consideration being comprised of approximately 75% stock and 25% cash. Holders of NUVO common stock options will receive a cash payment for the difference between $7.15 and the exercise price of the option, while warrant holders of NUVO may either be cashed out in a similar fashion or receive an equivalent warrant to acquire Merchants stock. The merger price of $7.15 per share is equivalent to approximately 133% of NUVO’s tangible book value at December 31, 2014 and 51.9 times NUVO’s last twelve months’ earnings.

The agreement has been approved by both of the Boards of Directors of Merchants and NUVO. The closing is anticipated to occur during the fourth quarter of 2015, subject to approval by NUVO shareholders, receipt of required regulatory approvals and other customary closing conditions. Merchants expects the transaction to be accretive to its earnings in the first full year of combined operations.

For further information, reference is made to the Form 8-K filed by the Company with the SEC on April 27, 2015.

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

In several places net interest income is presented on a fully taxable equivalent basis. Specifically included in interest income is tax-exempt interest income from certain tax-exempt loans. An amount equal to the tax benefit derived from this tax exempt income is added back to the interest income total, to produce net interest income on a fully taxable equivalent basis. We believe the disclosure of taxable equivalent net interest income information improves the clarity of financial analysis, and is particularly useful to investors in understanding and evaluating the changes and trends in our results of operations. Other financial institutions commonly present net interest income on a taxable equivalent basis. This adjustment is considered helpful in the comparison of one financial institution’s net interest income to that of another, as each will have a different proportion of taxable exempt interest from its earning assets. Moreover, net interest income is a component of a second financial measure commonly used by financial institutions, net interest margin, which is the ratio of net interest income to average earning assets. For purposes of this measure as well, other financial institutions generally use taxable equivalent net interest income. We follow these practices. A reconciliation of taxable equivalent financial information to our consolidated financial statements prepared in accordance with GAAP appears at the bottom of the table entitled “Distribution of Assets, Liabilities and Shareholders’ Equity; Interest Rates and Net Interest Margin.” A 35.0% tax rate was used in both 2015 and 2014.  An additional non-GAAP financial measure we use is the tangible capital ratio. Because we have no intangible assets, our tangible shareholder’s equity is the same as our shareholder’s equity.

GENERAL

The following discussion and analysis of financial condition as of March 31, 2015 and December 31, 2014 and results of operations of Merchants and its subsidiaries for the three months ended March 31, 2015 and 2014 should be read in conjunction with the consolidated financial statements and notes thereto and selected statistical information appearing elsewhere in this Quarterly Report on Form 10-Q. The financial condition and results of operations of Merchants essentially reflect the operations of its principal subsidiary, Merchants Bank.

RESULTS OF OPERATIONS

Overview

We realized net income of $3.34 million, or diluted earnings per share of $0.53 for the three months ended March  31, 2015. This compares to net income of $3.40 million, or diluted earnings per share of $0.54 for the three months ended March 31, 2014. The return on average assets was 0.78% for the three months ended March 31, 2015, compared to 0.81%  for the same period in 2014. The return on average equity was 10.56% for the three months ended March 31, 2015, compared to 11.31% for the same period in 2014.    We declared a dividend of $0.28 per share, payable May 25, 2015 to shareholders of record as of May 11, 2015.

Shareholders’ equity ended the quarter at $128.46 million, and our book value per share increased to $20.30 per share at March 31, 2015 from $19.89 at December 31, 2014.  Our capital ratios remain strong at March 31, 2015 with a Tier 1 leverage ratio of 8.95%, and total risk-based capital ratio of 17.17% and a tangible capital ratio of 7.58%.

➢

Net interest income - Our taxable equivalent net interest income was $12.06 million for the three months ended March 31, 2015, compared to $12.36 million for the same period in 2014.  Our taxable equivalent net interest margin was 2.95% for the three months ended March 31, 2015, compared to 3.10% for the same period in 2014.

➢	Provision for Credit Losses – We did not book a provision for credit losses for the first quarter of 2015. Asset quality continues to be strong and net charge-offs were negligible.
➢

Loans - Quarterly average loan balances for the first quarter of 2015 and 2014 were $1.19 billion and $1.17 billion, respectively, and ending loan balances were $1.20 billion and $1.17 billion at March 31, 2015 and March 31, 2014, respectively.

➢

Deposits – Quarterly average deposits for the first quarter of 2015 were $1.33 billion and $1.32 billion for the same period of 2014.  Ending deposit balances were $1.33 billion for the first quarter of 2015 and 2014.

➢	Non-interest income - Total noninterest income decreased $240 thousand to $2.67 million for the first quarter of 2015 compared to the first quarter of 2014.
➢	Non-interest expense – Total noninterest expense decreased $147 thousand to $10.01 million for the first quarter of 2015 compared to the same period in 2014.

Net Interest Income

As shown on the tables on pages  31 and 32, our taxable equivalent net interest income was $12.06 million for the three months ended March 31, 2015, compared to $12.36 million for the same period in 2014.   Our taxable equivalent net interest margin was 2.95% for the quarter ended March 31, 2015, compared to 3.10%  for the same period in 2014. The margin increased by two basis points during the first quarter of 2015 from the quarter ended December 31, 2014. We have continued to decrease balance sheet liquidity by deploying excess cash to assist in increasing asset yields. At the same time our loan yields have continued to compress due to a combination of the extended low interest rate environment, tighter credit spreads and competitive pressures.

The following tables present an analysis of net interest income and illustrate interest income earned and interest expense charged for each major component of interest earning assets and interest bearing liabilities. Yields/rates are computed on a fully taxable-equivalent basis, using a 35% tax rate.  Nonaccrual loans are included in the average loan balance outstanding.

	Three Months Ended
	March 31, 2015			March 31, 2014
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
(In thousands, fully taxable equivalent)	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS:
Loans, including fees on loans	$ 1,187,278	$ 11,127	3.80%	$ 1,167,067	$ 11,295	3.93%
Investments	366,059	1,910	2.12%	387,326	2,214	2.32%
Interest-earning deposits with banks and other short-term investments	102,394	73	0.29%	59,516	39	0.26%
Total interest earning assets	1,655,731	$ 13,110	3.21%	1,613,909	13,548	3.40%
Allowance for loan losses	(11,892)			(12,117)
Cash and due from banks	25,478			28,164
Bank premises and equipment, net	15,387			15,426
Bank owned life insurance	10,334			10,029
Other assets	23,271			22,996
Total assets	$ 1,718,309			$ 1,678,407

LIABILITIES AND SHAREHOLDERS' EQUITY:
Interest-bearing deposits:
Savings, interest bearing checking and money market accounts	$ 540,846	$ 367	0.28%	$ 759,068	$ 430	0.23%
Time deposits	207,849	334	0.65%	294,753	472	0.65%
Total interest bearing deposits	748,695	701	0.38%	1,053,821	902	0.35%
Securities sold under agreements to repurchase, short-term	230,113	155	0.27%	209,589	92	0.18%
Other long-term debt	2,307	12	2.11%	2,389	12	2.02%
Junior subordinated debentures issued to unconsolidated subsidiary trust	20,619	185	3.59%	20,619	185	3.60%
Total borrowed funds	253,039	352	0.57%	232,597	289	0.51%
Total interest bearing liabilities	1,001,734	$ 1,053	0.43%	1,286,418	$ 1,191	0.37%
Noninterest bearing deposits	582,573			263,120
Other liabilities	7,708			8,564
Shareholders' equity	126,294			120,305
Total liabilities and shareholders' equity	$ 1,718,309			$ 1,678,407

Net interest earning assets	$ 653,997			$ 327,491

Net interest income (fully taxable equivalent)		$ 12,057			$ 12,357
Tax equivalent adjustment		(504)			(533)
Net interest income		$ 11,553			$ 11,824

Net interest rate spread			2.78%			3.03%

Net interest margin			2.95%			3.10%

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

Analysis of Changes in Fully Taxable Equivalent Net Interest Income

	Three Months Ended
	March 31,		Increase	Due to
(In thousands)	2015	2014	(Decrease)	Volume	Rate	Volume/Rate
Fully taxable equivalent interest income:
Loans	$ 11,127	$ 11,295	$ (168)	$ 196	$ (358)	$ (6)
Investments	1,910	2,214	(304)	(122)	(192)	10
Interest earning deposits with banks and other short-term investments	73	39	34	28	4	2
Total interest income	13,110	13,548	(438)	102	(546)	6
Less interest expense:
Savings, interest bearing checking and money market accounts	367	430	(63)	(123)	86	(26)
Time deposits	334	472	(138)	(139)	1	(0)
Securities sold under agreements to repurchase, short-term	155	92	63	9	49	5
Other long-term debt	12	12	-	-	1	(1)
Junior subordinated debentures issued to unconsolidated subsidiary trust	185	185	(0)	-	-	(0)
Total interest expense	1,053	1,191	(138)	(253)	137	(22)
Net interest income	$ 12,057	$ 12,357	$ (300)	$ 355	$ (683)	$ 28

Provision for Credit Losses

We did not record a provision for credit losses during the first quarter of 2015,  compared to $100 thousand for the quarter ended  March 31, 2014.  Credit quality remained strong during the quarter.  Our nonperforming loans were 0.11% of total loans at March 31, 2015,  and loans past due 31-90 days were 0.06% of total loans at March 31, 2015. Net charge-offs during the first quarter of 2015 were $76 thousand. The required reserve calculation utilizing the reduced loss factors and updated qualitative factors resulted in an adequate unallocated reserve of $2.23 million with a zero first quarter 2015 provision.  For a more detailed discussion of the Allowance and nonperforming assets, see “Credit Quality and Allowance for Credit Losses” beginning on page 4.

NONINTEREST INCOME AND EXPENSES

Noninterest income

Total noninterest income decreased $240 thousand to $2.67 million for the first quarter of 2015 compared to the first quarter of 2014. Excluding net gains on investment securities, total noninterest income decreased $114 thousand for the first quarter compared to the same period in 2014.   Trust division income increased by $43 thousand for the three months ended March 31, 2015, compared to the same period in 2014 as trust division assets under management have continued to show strong growth and now total $659 million. Net debit card income increased $72 thousand for the three months ended March 31, 2015 compared to the same period in 2014, primarily due to reduced debit card processing expenses. Service charges on deposits decreased $158 thousand as we continue to experience pressure on our overdraft income.

Noninterest expense

Total noninterest expense decreased $147 thousand to $10.01 million for the first quarter of 2015 compared to the same period in 2014. We incurred $171 thousand in core conversion expenses during the three months ended March 31, 2014.  Excluding core conversion expenses, total noninterest expenses increased $24 thousand for the three months ended March 31, 2015.

Compensation and benefits increased $125 thousand for the three months ended March 31, 2015, compared to the same period in 2014. The increase was a result of annual salary increases and higher incentive accruals based on strong loan production.  Marketing expenses for the first quarter of 2015 were $91 thousand lower than the first quarter of 2014.

Income Taxes

Merchants Bancshares’ effective tax rate was 21% for the three months ended March 31, 2015, compared to 20% for the quarter ended December 31, 2014, and 24% for the three months ended March 31, 2014.

BALANCE SHEET ANALYSIS

Loans

Quarterly average loan balances for the first quarter of 2015 were $1.19 billion, $20.21 million higher than quarterly average balances for the first quarter of 2014,  and  $23.50 million higher than quarterly average balances for the fourth quarter of last year. Loan balances reflect steady loan growth activity.

The composition of our ending loan portfolio is shown in the following table as of the dates indicated:

(In thousands)	March 31, 2015	December 31, 2014	March 31, 2014
Commercial, financial and agricultural	$195,782	$177,597	$190,840
Municipal loans	91,410	94,366	93,176
Real estate loans – residential	461,459	469,529	482,775
Real estate loans – commercial	419,500	412,447	372,155
Real estate loans – construction	28,512	23,858	27,567
Installment loans	3,454	4,504	4,993
All other loans	53	33	231
Total loans	$1,200,170	$1,182,334	$1,171,737

Totals above are shown net of deferred loan fees of $702 thousand, $734 thousand, and $587 thousand for March 31, 2015, December 31, 2014, and March 31, 2014, respectively.

Ending loan balances at March 31, 2015 were $1.20 billion, an increase of $18 million over ending loan balances at December 31, 2014.  Commercial and commercial real estate loan balances increased $18 million and $7 million respectively, due to a strong year end pipeline.  Residential loans decreased $8 million due to short amortization portfolio and reduced refinance market opportunities.

Investments

The investment portfolio is used to generate interest income, manage liquidity and mitigate interest rate sensitivity. The average investment portfolio for the first quarter of 2015 was  $366 million, a reduction of $21 million from average balances for the first quarter of 2014.  The ending balance in the investment portfolio at March 31, 2015 was $383 million, compared to $365 million at March 31, 2014.  The book balance of the portfolio at March 31, 2015 includes a $3.52 million net unrealized gain on the available for sale portion of the investment portfolio, compared to an unrealized gain of $2.31 million at December 31, 2014.

The composition of our investment portfolio as of March 31, 2015, including both available for sale and held to maturity securities, consisted of the following:

	Amortized	Fair
(In thousands)	Cost	Value
Available for Sale:
U.S. Treasury Obligations	$25,051	$25,322
Federal Home Loan Bank ("FHLB") Obligations	10,119	10,134
Residential Real Estate Mortgage-backed Securities ("Agency MBSs")	113,454	116,347
Agency Commercial Mortgage Backed Securities ("Agency CMBSs")	25,080	24,856
Agency Collateralized Mortgage Obligations ("Agency CMOs")	71,423	71,944
Asset Backed Securities ("ABSs")	344	384
Total Available for Sale	$245,471	$248,987
Held to Maturity:
U.S. Agency Obligations	$21,387	$22,059
U.S. Government Sponsored Enterprises ("U.S. GSEs")	9,512	9,707
FHLB Obligations	4,730	4,906
Agency CMOs	90,760	91,462
Agency MBSs	7,856	8,103
Total Held to Maturity	134,245	136,237
Total Securities	$379,716	$385,224

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

Deposits and Other Liabilities

Quarterly average deposits for the first quarter of 2015 were $1.33 billion, a  $14.33 million increase compared to quarterly average deposits for the first quarter of 2014. Growth in business demand deposits and retail money market categories has been partially offset by reduced time deposit balances. Ending securities sold under agreement to repurchase, which represent collateralized customer accounts, declined to $206 million at March 31, 2015 from $258 million at December 31, 2014 as a result of seasonal municipal cash flows; average balances were $21 million higher compared to the first quarter of 2014.

CREDIT QUALITY AND ALLOWANCE FOR CREDIT LOSSES

The United States economy continues to show improvement into 2015; however, high unemployment and foreclosure rates continue in certain parts of the country.  Although Vermont, our primary market, has not been immune to this economic turmoil, the state has one of the lowest foreclosure rates in the country, home price depreciation has been muted, and the unemployment rate is lower than the national average.

Credit quality

Credit quality is a major strategic focus and strength of our company.  Although we actively manage current nonperforming and classified loans, there is no assurance that we will not have increased levels of problem assets in the future.  The pool of nonperforming loans is dynamic with accounts moving in and out of this category over time.

The following table summarizes our nonperforming loans and nonperforming assets as of the dates indicated:

(In thousands)	March 31, 2015	December 31, 2014	March 31, 2014
Nonaccrual loans	$1,118	$598	$473
Loans past due 91 days or more and still accruing	-	-	79
Troubled debt restructurings ("TDR")	180	193	454
Total nonperforming loans ("NPL")	1,298	791	1,006
OREO	-	-	85
Total nonperforming assets ("NPA")	$1,298	$791	$1,091

Non-performing loans at March 31, 2015 were $1.30 million, 0.11% of total loans. Of the $1.30 million in nonperforming loans in the table above, $590 thousand are commercial and commercial real estate loans and $708 thousand are residential mortgages and home equity loans.

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

TDRs represent balances where the existing loan was modified involving a concession in rate, term or payment amount due to the distressed financial condition of the borrower. At March 31, 2015, $58 thousand of TDRs were in nonaccrual status and $122 thousand were accruing interest.

Excluded from the nonperforming balances discussed above are loans that are 31 to 90 days past due, which are not necessarily considered classified or impaired.  Accruing loans 31 to 90 days past due as a percentage of total loans as of the periods indicated are presented in the following table:

Period Ended	31-90 Days
March 31, 2015	0.06%
December 31, 2014	0.04%
March 31, 2014	0.17%
December 31, 2013	0.03%

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

A loan remains in nonaccruing status until the factors which suggest doubtful collectability no longer exist, the loan is liquidated, or when the loan is determined to be uncollectible, and is charged off against the allowance for loan losses.  In those cases where a nonaccruing loan is secured by real estate, we can, and may, initiate foreclosure proceedings.  The result of such action will either be to cause repayment of the loan with the proceeds of a foreclosure sale or to give us possession of the collateral in order to manage a future resale of the real estate.  Foreclosed property is recorded at the lower of its cost or estimated fair value, less any estimated costs to sell and is actively marketed.  Any cost in excess of the estimated fair value on the transfer date is charged to the allowance for loan losses, while further declines in market values are recorded as OREO expense in the consolidated statements of income. Impaired loans, which primarily consist of non-accruing residential mortgage and commercial real estate loans and TDRs, totaled $1.30 million and $791 thousand at March 31, 2015 and December 31, 2014, respectively.  At March 31, 2015, impaired loans with a recorded investment of  $972 thousand had specific reserve allocations totaling $178 thousand while impaired loans with a total recorded investment of $326 thousand had no specific reserve allocation.

Substandard loans at March 31, 2015 totaled $31.49 million, of which $30.39 million in loans continue to accrue interest. Loans identified as substandard have well-defined weaknesses that, if not addressed, could result in a loss.  These accruing substandard loans have generally continued to pay promptly and Management conducts regularly scheduled comprehensive reviews of the borrowers’ financial condition, payment performance, accrual status and collateral.  These reviews also ensure that these troubled accounts are properly administered with a focus on loss mitigation and that any potential loss exposures are appropriately quantified, and reserved for. The findings of this review process are a key component in assessing the adequacy of our loan loss reserve.

Accruing substandard loans at March 31, 2015 reflect a $282 thousand increase in balances since December 31, 2014. At March 31, 2015, accruing substandard loans related to owner-occupied commercial and construction real estate totaled $16.96 million, investor commercial real estate loans totaled $1.54 million, residential mortgage loans totaled $2 thousand, residential investment real estate loans totaled $211 thousand, and $11.68 million in substandard loans are outstanding to corporate borrowers in a variety of different industries. Ten borrowers in a variety of industries account for 88% of the total accruing substandard loans, and approximately $522 thousand of the total accruing substandard loans carry some form of government guarantee.

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

Allowance for Credit Losses

The Allowance is made up of two components: the allowance for loan losses (“ALL”) and the reserve for undisbursed lines and letters of credit.  The ALL is based on Management's estimate of the amount required to reflect the probable incurred losses in the loan portfolio, based on circumstances and conditions known at each reporting date. We review the adequacy of the ALL quarterly. Factors considered in evaluating the adequacy of the ALL include previous loss experience, the size and composition of the portfolio, risk rating composition, current economic and real estate market conditions and their effect on the borrowers, the performance of individual loans in relation to contractual terms and estimated fair values of properties that secure impaired loans.

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

The following table reflects our loan loss experience and activity in the Allowance for the periods indicated:

	Three Months	Twelve Months	Three Months
	Ended	Ended	Ended
(In thousands)	March 31, 2015	December 31, 2014	March 31, 2014
Average loans during the period	$1,187,278	$1,165,586	$1,167,067
Allowance beginning of the year	12,815	12,828	12,828
Charge-offs:
Commercial, financial & agricultural	(29)	(34)	-
Real estate - residential	(55)	(25)	(2)
Real estate - commercial	-	-	-
Installment, Other	(74)	(172)	(20)
Total charge-offs	(158)	(231)	(22)
Recoveries:
Commercial, financial & agricultural	25	10	2
Real estate - residential	3	24	18
Real estate - commercial	1	1	-
Real estate - construction	-	-	-
Installment, Other	53	33	3
Total recoveries	82	68	23
Net recoveries (charge-offs)	(76)	(163)	1
Provision for credit losses	-	150	100
Allowance end of period	$12,739	$12,815	$12,929
Ratio of net (charge-offs) recoveries to average loans outstanding (annualized)	(0.03)%	(0.01)%	(0.00)%

Components:
Allowance for loan losses	$11,989	$11,833	$12,174
Reserve for undisbursed lines and letters of credit	750	982	755
Allowance for credit losses	$12,739	$12,815	$12,929

The following table reflects our nonperforming asset and coverage ratios as of the dates indicated:

	March 31, 2015	December 31, 2014	March 31, 2014
NPL to total loans	0.11%	0.07%	0.09%
NPA to total assets	0.08%	0.05%	0.07%
Allowance for loan losses to total loans	1.00%	1.00%	1.04%
Allowance for loan losses to NPL	924%	1496%	1210%

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

The Loan Committee and the credit department regularly monitor our loan portfolio. The entire loan portfolio, as well as individual loans, is reviewed for loan performance, compliance with internal policy requirements and banking regulations, creditworthiness, and strength of documentation. We monitor loan concentrations by individual borrowers, industries and loan types. As part of the annual credit policy review process, targets are set by loan type for the total portfolio. Credit risk ratings assessing inherent risk in individual loans are assigned to commercial loans at origination and are routinely reviewed by lenders and Management on a periodic basis according to total exposure and risk rating. These internal reviews assess the adequacy of all aspects of credit administration, additionally, we maintain an on-going active monitoring process of loan performance during the year.  We have also hired external loan review firms to assist in monitoring the commercial, municipal and residential loan portfolios. The commercial loan review firm annually reviews, approximately 50% in dollar volume of our commercial loan portfolio and certain transactions based on amount and maturity date for our municipal loan portfolio. These comprehensive reviews assessed the accuracy of our risk rating system as well as the effectiveness of credit administration in managing overall credit risks.

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

As of March 31, 2015, we could borrow up to $65 million in overnight funds through unsecured borrowing lines established with correspondent banks.  We have established both overnight and longer term lines of credit with the FHLBB.  FHLBB borrowings are secured by residential mortgage loans. The total amount of loans pledged to the FHLBB for both short- and long-term borrowing arrangements totaled $277.78 million at March 31, 2015. We have additional borrowing capacity with the FHLBB of $264.45 million as of March 31, 2015.  We have also established a borrowing facility with the Board of Governors of the Federal Reserve System (“FRB”) which will enable us to borrow at the discount window. Additionally, we have the ability to borrow through the use of repurchase agreements, collateralized by Agency MBSs and Agency CMOs, with certain approved counterparties. Our investment portfolio, which is managed by the ALCO, has a cost basis of $379.72 million at March 31, 2015, of which $302.65 million was pledged.  The portfolio is a reliable source of cash flow for us. We closely monitor our short term cash position.  Any excess funds are left on deposit at the FRB.

The following table presents information regarding our short-term borrowings as of the dates indicated:

	Three Months	Three Months
	Ended	Ended
(In thousands)	March 31, 2015	December 31, 2014
Securities sold under agreement to repurchase, short-term
Amount outstanding at end of period	$206,386	$258,464
Maximum during the period amount outstanding	254,732	292,692
Average amount outstanding	230,113	228,080
Weighted-average rate during the period	0.27%	0.19%
Weighted-average rate at period end	0.27%	0.26%

Commitments and Off-Balance Sheet Risk

We are a party to financial instruments with off‑balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments primarily include commitments to extend credit and financial guarantees. Contingent obligations under standby letters of credit totaled approximately $5.74 million and $4.57 million at March 31, 2015 and March 31, 2014, respectively, and represent the maximum potential future payments we could be required to make. Typically, these instruments have terms of 12 months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. The fair value of our standby letters of credit at March 31, 2015 and 2014 was insignificant.

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

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of March 31, 2015, that Merchants met all capital adequacy requirements to which it is subject.

As of March 31, 2015, the most recent notification from the FDIC categorized Merchants Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that Management believes have changed Merchants Bank’s category. We continue to be considered well capitalized under current applicable regulations.

Under rules effective January 1, 2015, a bank holding company, such as the Company, is considered “well capitalized” if the bank holding company (i) has a total risk based capital ratio of at least 10%, (ii) has a Tier I risk-based capital ratio of at least 8%, and (iii) is not subject to any written agreement order, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. In addition, the FDIC has amended its prompt corrective action rules to reflect the revisions made by the new capital rules implementing Basel III. Under the FDIC’s revised rules, which became effective January 1, 2015, an FDIC supervised institution is considered “well capitalized” if it (i) has a total risk-based capital ratio of 10.0% or greater; (ii) a Tier I risk-based capital ratio of 8.0% or greater; (iii) a common Tier I equity ratio of at least 6.5% or greater, (iv) a leverage capital ratio of 5.0% or greater; and (iv) is not subject to any written agreement, order, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure.  The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt-out is exercised.  The Bank elected to opt-out of this regulatory capital provision.  By opting out of the provision, the bank retains what is known as the accumulated other comprehensive income filter.  The rule limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements.

The following table represents our actual capital ratios and capital adequacy requirements as of March 31, 2015.

					To Be Well-
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(In thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Merchants Bancshares, Inc.:
Tier 1 Leverage Capital	$ 153,515	8.95%	$ 68,641	4.00%	N/A	N/A
Tier 1 Risk-Based Capital	153,515	15.93%	57,836	6.00%	N/A	N/A
Total Risk-Based Capital	165,543	17.17%	77,115	8.00%	N/A	N/A
Common Equity Tier 1 Capital	133,515	13.85%	43,377	4.50%	N/A	N/A

Merchants Bank:
Tier 1 Leverage Capital	$ 150,097	8.72%	$ 68,845	4.00%	$ 86,056	5.00%
Tier 1 Risk-Based Capital	150,097	15.47%	58,196	6.00%	77,595	8.00%
Total Risk-Based Capital	162,124	16.71%	77,595	8.00%	96,994	10.00%
Common Equity Tier 1 Capital	150,097	15.47%	43,647	4.50%	63,046	6.50%

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

Liquidity Risk

Our liquidity is measured by our ability to raise cash when needed at a reasonable cost.  We must be capable of meeting expected and unexpected obligations to customers at any time.  Given the uncertain nature of customer demands as well as the need to maximize earnings, we must have available reasonably priced sources of funds that can be accessed quickly in time of need.  As discussed previously under “Liquidity and Capital Resources,” we have several sources of readily available funds, including the ability to borrow using our loan and investment portfolios as collateral. We also monitor our liquidity in compliance with our Liquidity Contingency Plan.

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

The ALCO is responsible for ensuring that our Bank’s Board of Directors receives accurate information regarding our interest rate risk position at least quarterly. The ALCO uses an outside consultant to perform rate shocks of our balance sheet, and to perform a variety of other analyses. The ALCO consultant meets with the Board and Management-level ALCOs on a quarterly basis. During these meetings, the ALCO consultant reviews our current position and discusses future strategies, as well as reviewing the result of rate shocks of our balance sheet and a variety of other analyses. The consultant’s most recent review was as of March 31, 2015. The consultant ran a base simulation assuming no changes in rates as well as a 200 basis point rising and, because rates are quite low, a 100 basis point falling interest rate scenario which assumes a parallel and pro rata shift of the yield curve over a one-year period, and no growth assumptions.  The consultant also ran simulations in a 400 basis points rising scenario and a 200 and 500 basis point flattening scenario. Additionally, the consultant ran simulations with other changes in the yield curve and with prepayment speed changes.  A summary of the results is as follows:

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

We have established a target range for the change in net interest income in year one of zero to 7.5%. The net interest income simulation as of March 31, 2015 showed that the change in net interest income for the next 12 months from our expected or “most likely” forecast was as follows:

Rate Change	Percent Change in Net Interest Income
Up 200 basis points	2.6%
Down 100 basis points	0.4%

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

The model used to perform the base case balance sheet simulation assumes a parallel shift of the yield curve over twelve months and reprices every interest earning asset and interest bearing liability on our balance sheet. Prepayment assumptions for all residential mortgage products take into account prepayment assumptions most recently published by Applied Financial Technologies. Prepayment assumptions for commercial loan and commercial mortgage products are derived through an analysis of historical prepayment patterns combined with analysis of the current characteristics of the portfolio. Investment securities with call provisions are examined on an individual basis in each rate environment to estimate the likelihood of a call. The model uses product-specific assumptions for deposits which are subject to repricing based on current market conditions

The most significant ongoing factor affecting market risk exposure of net interest income during the quarter ended March 31, 2015 was the sustained low interest rate environment.  Net interest income exposure is also significantly affected by the shape and level of the U.S. Government securities and interest rate swap yield curves, and changes in the size and composition of the loan, investment and deposit portfolios.

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

Credit Risk

The Board of Directors reviews and approves our loan policy on an annual basis. Among other things, the loan policy establishes restrictions regarding the types of loans that may be granted, and the distribution of loan types within our portfolio. Our Board of Directors grants each loan officer the authority to originate loans on our behalf, subject to certain limitations. These authorized lending limits are reviewed at least annually and are based upon the lender’s experience. Loan requests that exceed a lender’s authority require the signature of our Credit Division Manager, Senior Loan Officer, and/or President. With the exception of certain municipal loans, all extensions of credit of $5.0 million or greater to any one borrower, or related party interest, are reviewed and approved by the Loan Committee of Merchants Bank’s Board of Directors. Short-term revenue anticipation and tax anticipation extensions of credit of $8.0 million or greater to a municipality are reviewed and approved by the Loan Committee of Merchants Bank’s Board of Directors. Our loan portfolio is continuously monitored for performance, creditworthiness and strength of documentation through the use of a variety of management reports and the assistance of an external loan review firm.  Credit ratings are assigned to commercial loans and are routinely reviewed. Loan officers, under the supervision of the Senior Lender and Senior Credit Officer, take remedial actions to assure full and timely payment of loan balances when necessary.  Our policy is to discontinue the accrual of interest on loans when scheduled payments become contractually more than 90 days past due and the ultimate collectability of principal or interest becomes  doubtful.  In certain instances the accrual of interest is discontinued prior to 91 days past due if Management determines that the borrower will not be able to continue making timely payments.

Item 4. Controls and Procedures

Our principal executive officer, principal financial officer, and other members of our senior management have evaluated our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, our principal executive officer and principal financial officer have concluded that the disclosure controls and procedures effectively ensure that information required to be disclosed in our filings and submissions with the SEC under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management (including the principal executive officer and principal financial officer), and is recorded, processed, summarized and reported within the time periods specified by the SEC. In addition, we have reviewed our internal control over financial reporting and there have been no changes in our internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

MERCHANTS BANCSHARES, INC.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

In addition to the other information set forth in this report, please read the factors discussed in Part I – Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed with the SEC on March 13, 2015, which could materially adversely affect our business, financial condition and operating results. These risks are not the only ones facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results.

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

None.

Item 6. Exhibits

31.1* Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended

31.2* Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended

32.1** Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2** Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101** The following materials from Merchants Bancshares, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 formatted in XBRL: (i) Consolidated Balance Sheets at March 31, 2015 and December 31, 2014; (ii) Consolidated Statements of Income for the three months ended March 31, 2015 and 2014; (iii) Consolidated Statements of Comprehensive Income for the three  months ended March 31, 2015 and 2014; (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014; and (v) Notes to Interim Unaudited Consolidated Financial Statements.

Item 10. Exhibits

10.1*  + Employment Agreement by and between Merchants Bank and Marie A. Thresher, dated April 23, 2015.

10.2* +  Employment Agreement by and between Merchants Bank and Molly Dillon, dated April 23, 2015.

+ Managed contract or compensatory plan or agreement

* Filed herewith

** Furnished herewith

MERCHANTS BANCSHARES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Merchants Bancshares, Inc.

/s/ Michael R. Tuttle

Michael R. Tuttle

President & Chief Executive Officer, Merchants

/s/ Thomas J. Meshako

Thomas J. Meshako

Chief Financial Officer & Treasurer

Principal Accounting Officer

May 6, 2015

Date