Form 10-Q
period 2015-06-30
MERCHANTS BANCSHARES INC
filed 2015-08-07
CIK 726517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

[  ] Yes  [ X ] No

As of July 29, 2015, there were 6,338,158 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

MERCHANTS BANCSHARES, INC. AND SUBSIDIARIES

FORM 10-Q

ITEM 1 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Merchants Bancshares, Inc.

Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
(In thousands except share and per share data)	2015	2014
ASSETS
Cash and due from banks	$26,721	$23,745
Interest earning deposits with banks and other short-term investments	13,924	130,714
Total cash and cash equivalents	40,645	154,459
Investments:
Securities available for sale, at fair value	259,556	203,473
Securities held to maturity (fair value of $129,872 and $139,171)	129,312	138,421
Total investments	388,868	341,894
Loans	1,203,655	1,182,334
Less: Allowance for loan losses	12,162	11,833
Net loans	1,191,493	1,170,501
Federal Home Loan Bank stock	4,378	4,378
Bank premises and equipment, net	15,230	15,492
Investment in real estate limited partnerships	5,923	5,196
Bank owned life insurance	10,432	10,311
Other assets	18,919	21,233
Total assets	$1,675,888	$1,723,464
LIABILITIES
Deposits:
Demand (noninterest bearing)	$572,169	$566,366
Savings, interest bearing checking and money market accounts	575,524	530,722
Time deposits	199,132	211,684
Total deposits	1,346,825	1,308,772
Securities sold under agreements to repurchase	169,959	258,464
Other long-term debt	2,279	2,320
Junior subordinated debentures issued to unconsolidated subsidiary trust	20,619	20,619
Other liabilities	7,231	7,468
Total liabilities	1,546,913	1,597,643
SHAREHOLDERS' EQUITY
Preferred stock
Class A non-voting shares authorized - 200,000, none outstanding	-	-
Class B voting shares authorized - 1,500,000, none outstanding	-	-
Common stock, $.01 par value	67	67
Common stock, $.01 par value
Authorized: 10,000,000 shares; Issued: 6,651,760 at June 30, 2015 and December 31, 2014
Capital in excess of par value	37,483	37,404
Retained earnings	103,604	100,697
Treasury stock, at cost: 315,352 shares at June 30, 2015 and 324,534 shares at December 31, 2014	(13,529)	(13,865)
Deferred compensation arrangements: 290,400 shares at June 30, 2015 and 308,670 shares at December 31, 2014	6,273	6,566
Accumulated other comprehensive (loss) income	(4,923)	(5,048)
Total shareholders' equity	128,975	125,821
Total liabilities and shareholders' equity	$1,675,888	$1,723,464

See accompanying notes to unaudited consolidated financial statements

Merchants Bancshares, Inc.

Consolidated Statements of Income

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
(In thousands except per share data)	2015	2014	2015	2014
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$10,800	$10,756	$21,423	$21,518
Investment income:
Interest and dividends on investment securities	1,913	2,046	3,823	4,260
Interest on interest earning deposits with banks and other short-term investments	59	34	132	73
Total interest and dividend income	12,772	12,836	25,378	25,851
INTEREST EXPENSE
Savings, interest bearing checking and money market accounts	354	483	721	913
Time deposits $100 thousand and greater	123	167	245	348
Other time deposits	200	286	412	577
Securities sold under agreement to repurchase and other short-term debt	151	87	306	179
Long-term debt	199	200	396	397
Total interest expense	1,027	1,223	2,080	2,414
Net interest income	11,745	11,613	23,298	23,437
Provision for credit losses	100	50	100	150
Net interest income after provision for credit losses	11,645	11,563	23,198	23,287
NONINTEREST INCOME
Trust division income	885	830	1,780	1,681
Net debit card income	812	715	1,505	1,336
Overdraft income	333	653	779	1,280
Service charges on deposits	378	329	718	646
Net gains (losses) on investment securities	0	17	0	143
Loss on sale of other assets	0	(35)	0	(35)
Other	345	440	641	808
Total noninterest income	2,753	2,949	5,423	5,859
NONINTEREST EXPENSE
Compensation and benefits	5,190	4,838	10,238	9,761
Occupancy expense	1,049	1,063	2,192	2,232
Equipment expense	732	699	1,498	1,397
Telephone expense	186	222	403	463
Legal and professional fees	537	502	974	949
Mobile & internet banking	410	293	796	699
Core / item processing	433	459	839	922
Marketing	137	256	289	495
State franchise taxes	404	379	690	756
FDIC insurance	217	217	435	433
Conversion costs	0	218	0	388
Merger-related costs	143	0	148	0
Other Real Estate Owned ("OREO") and problem loan expenses	45	79	62	95
Other	998	871	1,924	1,660
Total noninterest expense	10,481	10,096	20,488	20,250
Income before provision for income taxes	3,917	4,416	8,133	8,896
Provision for income taxes	801	1,003	1,681	2,080
NET INCOME	$3,116	$3,413	$6,452	$6,816

Basic earnings per common share	$0.49	$0.54	$1.02	$1.08
Diluted earnings per common share	$0.49	$0.54	$1.02	$1.07

See accompanying notes to unaudited consolidated financial statements

Merchants Bancshares, Inc.

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
(In thousands)	2015	2014	2015	2014
Net income	$3,116	$3,413	$6,452	$6,816
Other comprehensive income, net of tax:
Unrealized holding gain (losses) on securities available for sale, net of taxes of $(575), $488, $(153) and $911	(1,065)	907	(282)	1,691
Unrealized holding gain arising during the period for securities transferred from available for sale to held to maturity, net of taxes of $0, $0, $0 and $4	0	0	0	8
Amortization of unrealized holding losses of securities transferred from available for sale to held to maturity, net of taxes of $69, $60, $136 and $121	128	111	252	224
Reclassification adjustments for net securities gains included in net income, net of taxes of $0, $(6), $0 and $(50)	0	(11)	0	(93)
Change in net unrealized loss on interest rate swaps, net of taxes of $0, $13, $11 and $35	0	24	21	65
Pension liability adjustment, net of taxes of $36, $11, $72 and $23	67	21	134	42
Other comprehensive income	(870)	1,052	125	1,937
Comprehensive income	$2,246	$4,465	$6,577	$8,753

See accompanying notes to unaudited consolidated financial statements

Merchants Bancshares, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
(In thousands)	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,452		$6,816
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	100		150
Depreciation and amortization	1,089		1,306
Amortization of investment security premiums and accretion of discounts, net	581		289
Stock based compensation	65		96
Net (gain) loss on sales of investment securities	-		(143)
Accretion of deferred gain on sale of premises	(258)		(258)
Loss (gains) on sale of other real estate owned	-		35
Equity in losses of real estate limited partnerships, net	564		654
Increase in cash surrender value of bank owned life insurance	(121)		(158)
Changes in assets and liabilities:
Net change in interest receivable	652		824
Net change in other assets	1,776		1,312
Net change in interest payable	(54)		(39)
Net change in other liabilities	359		607
Net cash provided by operating activities	11,205		11,491
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investment securities available for sale	-		45,215
Proceeds from maturities of investment securities available for sale	21,696		18,654
Proceeds from maturities of investment securities held to maturity	9,351		6,835
Proceeds from redemption of Federal Home Loan Bank stock	-		1,619
Purchases of investment securities available for sale	(78,648)		(10,135)
Loan originations in excess of principal payments	(21,344)		39,649
Proceeds from sales of other real estate owned	-		68
Real estate limited partnership investments	(1,266)		(103)
Purchases of bank premises and equipment	(827)		(1,348)
Net cash provided by (used in) investing activities	(71,038)		100,454
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	38,053		(12,877)
Net decrease in securities sold under agreement to repurchase, short-term	(88,505)		(109,250)
Principal payments on long-term debt	(41)		(41)
Cash dividends paid	(3,545)		(3,541)
Increase in deferred compensation arrangements	157		123
Repurchased restricted stock to pay taxes on vested awards	-		(82)
Tax benefit from exercise of stock options	(100)		-
Net cash used in financing activities	(53,981)		(125,668)
Decrease in cash and cash equivalents	(113,814)	-	(13,723)
Cash and cash equivalents beginning of period	154,459		115,471
Cash and cash equivalents end of period	$40,645		$101,748

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Total interest payments	$2,134		$2,453
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Distribution of stock under deferred compensation arrangements	$514		$553
Non-cash exercise of stock options	626		-
Transfer of securities from available for sale to held to maturity	-		12,626

See accompanying notes to consolidated financial statements

Notes To Interim Unaudited Consolidated Financial Statements

For additional information, see the Merchants Bancshares, Inc. (“Merchants,” “we,” “us,” “our”) Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the Securities and Exchange Commission (the “SEC”) on March 13, 2015.

NOTE 1: FINANCIAL STATEMENT PRESENTATION

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. All adjustments necessary for a fair presentation of our interim consolidated financial statements as of June 30, 2015 and December 31, 2014 and for the three and six months ended June 30, 2015 and 2014 have been included. The information was prepared from our unaudited financial statements and the unaudited financial statements of our subsidiaries, Merchants Bank and MBVT Statutory Trust I.  Amounts reported for prior periods are reclassified, where necessary, to be consistent with the current period presentation.

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

NOTE 2: RECENT ACCOUNTING PRONOUNCEMENTS

FASB ASC 810 - In February 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-02 —Consolidation (Topic 810), Amendments to the Consolidation Analysis. The Update amends existing standards regarding the evaluation of certain legal entities and their consolidation in the financial statements. The amendments modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities or voting interest entities and eliminate the presumption that a general partner should consolidate a limited partnership. The amendments also affect the consolidation analysis of reporting entities that are involved with variable interest entities and provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. The guidance becomes effective for us on January 1, 2016 and we are evaluating the impact of this guidance on our financial statements.

FASB ASC 860 – In June 2014, the FASB issued an update (ASU No. 2014-11, Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures) impacting FASB ASC 860, Transfers and Servicing. The amendments in this update change the accounting for repurchase-to-maturity transactions and linked repurchase financings to secured borrowing accounting, which is consistent with the accounting for other repurchase agreements. The amendments also require new disclosures. An entity is required to disclose information on transfers accounted for as sales in transactions that are economically similar to repurchase agreements. An entity must also provide additional information about the types of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings. An entity is required to present changes in accounting for transactions outstanding on the effective date as a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. The amendments in this update became effective for interim and annual periods beginning after December 15, 2014 and did not have a material impact on the consolidated financial statements. See footnote 4 for details.

NOTE 3: INVESTMENT SECURITIES

Investments in securities are classified as available for sale or held to maturity as of June 30, 2015 and December 31, 2014. The amortized cost and fair values of the securities classified as available for sale and held to maturity as of June 30, 2015 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available for Sale:
U.S. Treasury Obligations	$ 25,055	$ 193	$ -	$ 25,248
Federal Home Loan Bank ("FHLB") Obligations	33,982	109	14	34,077
Residential Real Estate Mortgage-backed Securities ("Agency MBSs")	107,187	2,131	427	108,891
Agency Commercial Mortgage Backed Securities ("Agency CMBSs")	23,992	8	349	23,651
Agency Collateralized Mortgage Obligations ("Agency CMOs")	67,127	381	190	67,318
Asset Backed Securities ("ABSs")	337	34	-	371
Total Available for Sale	$ 257,680	$ 2,856	$ 980	$ 259,556
		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
(In thousands)	Cost	Gains	Losses	Value
Held to Maturity:
U.S. Agency Obligations	$ 21,137	$ 479	$ -	21,616
U.S. Government Sponsored Enterprises ("U.S. GSEs")	9,527	88	-	9,615
FHLB Obligations	4,739	110	-	4,849
Agency CMOs	86,340	313	547	86,106
Agency MBSs	7,569	117	-	7,686
Total Held to Maturity	$ 129,312	$ 1,107	$ 547	$ 129,872

The amortized cost and fair values of the securities classified as available for sale and held to maturity as of December 31, 2014 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available for Sale:
U.S. Treasury Obligations	$ 25,048	$ 57	$ 12	$ 25,093
Agency MBSs	92,827	2,680	100	95,407
Agency CMBSs	22,056	20	372	21,704
Agency CMOs	60,880	241	239	60,882
ABSs	351	36	-	387
Total Available for Sale	$ 201,162	$ 3,034	$ 723	$ 203,473
		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
(In thousands)	Cost	Gains	Losses	Value
Held to Maturity:
U.S. Agency Obligations	$ 22,072	$ 597	$ -	$ 22,669
U.S. GSEs	9,498	59	-	9,557
FHLB Obligations	4,720	100	-	4,820
Agency CMOs	94,022	280	519	93,783
Agency MBSs	8,109	233	-	8,342
Total Held to Maturity	$ 138,421	$ 1,269	$ 519	$ 139,171

The contractual final maturity distribution of the debt securities classified as available for sale as of June 30, 2015, are as follows:

		After One	After Five
	Within	But Within	But Within	After Ten
(In thousands)	One Year	Five Years	Ten Years	Years	Total
Available for Sale (at fair value):
U.S. Treasury Obligations	$ -	$ 25,248	$ -	$ -	$ 25,248
FHLB Obligations	-	22,131	11,946	-	34,077
Agency MBSs	54	3,797	36,018	69,022	108,891
Agency CMBSs	1,424	13,175	5,018	4,034	23,651
Agency CMOs	-	-	1,962	65,356	67,318
ABSs	-	-	-	371	371
Total Available for Sale	$ 1,478	$ 64,351	$ 54,944	$ 138,783	$ 259,556
Available for Sale (at amortized cost):
U.S. Treasury Obligations	$ -	$ 25,055	$ -	$ -	$ 25,055
FHLB Obligations	-	22,083	11,899	-	33,982
Agency MBSs	53	3,692	35,573	67,869	107,187
Agency CMBSs	1,417	13,374	5,036	4,165	23,992
Agency CMOs	-	-	1,949	65,178	67,127
ABSs	-	-	-	337	337
Total Available for Sale	$ 1,470	$ 64,204	$ 54,457	$ 137,549	$ 257,680

The contractual final maturity distribution of the debt securities classified as held to maturity as of June 30, 2015, are as follows:

		After One	After Five
	Within	But Within	But Within	After Ten
(In thousands)	One Year	Five Years	Ten Years	Years	Total
Held to Maturity (at fair value):
U.S. Agency Obligations	$ -	$ -	$ -	$ 21,616	$ 21,616
U.S. GSEs	-	-	9,615	-	9,615
FHLB Obligations	-	-	4,849	-	4,849
Agency CMOs	-	-	-	86,106	86,106
Agency MBSs	7	-	103	7,576	7,686
Total Held to Maturity	$ 7	$ -	$ 14,567	$ 115,298	$ 129,872
Held to Maturity (at amortized cost):
U.S. Agency Obligations	$ -	$ -	$ -	$ 21,137	21,137
U.S. GSEs	-	-	9,527	-	9,527
FHLB Obligations	-	-	4,739	-	4,739
Agency CMOs	-	-	-	86,340	86,340
Agency MBSs	7	-	90	7,472	7,569
Total Held to Maturity	$ 7	$ -	$ 14,356	$ 114,949	$ 129,312

Actual maturities will differ from contractual maturities because borrowers may have rights to call or prepay obligations. Maturities of Agency MBSs and Agency CMOs in the tables above are based on final contractual maturities.

The following table presents the proceeds, gross gains and gross losses on available for sale securities for the three and six months ended June 30, 2015 and 2014.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2015	2014	2015	2014
Proceeds	$ -	18,574	$ -	45,215
Gross gains	-	77	-	302
Gross losses	-	(60)	-	(159)
Net gains	$ -	17	$ -	143

Securities with a carrying amount of $291.06 million and  $317.22 million at June 30, 2015 and December 31, 2014, respectively, were pledged to secure U.S. Treasury borrowings, public deposits, securities sold under agreements to repurchase, and for other purposes required by law.

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position, at June 30, 2015 were as follows:

	Less Than 12 Months		12 Months or More		Total
	Fair		Fair		Fair
(In thousands)	Value	Loss	Value	Loss	Value	Loss
Available for Sale:
FHLB Obligations	$ 5,086	$ 14	$ -	$ -	$ 5,086	$ 14
Agency MBSs	58,192	427	-	-	58,192	427
Agency CMBSs	5,017	19	17,209	330	22,226	349
Agency CMOs	10,982	80	6,846	110	17,828	190
Total Available for Sale	$ 79,277	$ 540	$ 24,055	$ 440	$ 103,332	$ 980
Held to Maturity:
U.S. Agency Obligations	$ -	$ -	$ -	$ -	$ -	$ -
Agency CMOs	49,727	446	5,983	101	55,710	547
Agency MBSs	-	-	-	-	-	-
Total Held to Maturity	$ 49,727	$ 446	$ 5,983	$ 101	$ 55,710	$ 547

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

There were no securities classified as trading at June 30, 2015 and December 31, 2014.

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

At June 30, 2015, all of our Agency MBSs and Agency CMOs held were issued by U.S. government-sponsored entities and agencies,

primarily the Federal National Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Corp (“FHLMC”), institutions which the government has affirmed its commitment to support.  Because the decline in fair value is attributable to changes in interest rates, and not credit quality, and because we do not have the intent to sell these securities and it is not likely that we will be required to sell the securities before their anticipated recovery, we do not consider these securities to be other-than-temporarily impaired at June 30, 2015.

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

We do not intend to sell the investment securities that are in an unrealized loss position, and it is unlikely that we will be required to sell the investment securities before recovery of their amortized cost bases, which may be maturity.  During the first quarter of 2014 and the third and fourth quarters of 2013, we transferred securities from available for sale to held to maturity.  The unrealized holding loss at the time of transfer continues to be reported in accumulated other comprehensive income, net of tax and is amortized over the remaining lives of the securities as an adjustment of the yield.  The amortization of the unamortized holding loss reported in accumulated other comprehensive income will offset the effect on interest income of the discount for the transferred securities.  The remaining unamortized balance of the losses for the securities transferred from available for sale to held to maturity from prior years was $3.96 million, or $2.57 million, net of tax at June 30, 2015.

NOTE 4: REPURCHASE AGREEMENTS

The following table presents the contractual maturity of our secured borrowings and class of collateral pledged:

	At June 30, 2015
	Remaining Contractual Maturity of the Agreements
(dollars in thousands)	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater Than 90 Days	Total
Repurchase Agreements:
Available for Sale:
U.S. Treasury Obligations	$21,213	$-	$-	$-	$21,213
Agency MBSs	28,656	-	-	301	28,957
Agency CMBSs	12,203	-	-	-	12,203
Agency CMOs	23,740	-	-	-	23,740
Total Available for Sale	$85,812	$-	$-	$301	$86,113

(In thousands)
Held to Maturity:
U.S. Agency Obligations	$11,749	$-	$-	$-	$11,749
Agency CMOs	55,863	-	-	-	55,863
Agency MBSs	16,235	-	-	-	16,235
Total Held to Maturity	$83,846	$-	$-	$-	$83,846

NOTE 5: LOANS AND THE ALLOWANCE FOR CREDIT LOSSES

The composition of our loan portfolio at June 30, 2015 and December 31, 2014 was as follows:

(In thousands)	June 30, 2015	December 31, 2014
Commercial, financial and agricultural	$210,458	$177,597
Municipal loans	59,035	94,366
Residential	454,114	469,529
Commercial Real Estate	438,622	412,447
Construction	38,435	23,858
Installment loans	2,950	4,504
All other loans	41	33
Total loans	$1,203,655	$1,182,334

We primarily originate residential real estate, commercial, commercial real estate, and municipal obligations to customers throughout the state of Vermont. There are no significant industry concentrations in the loan portfolio. Total loans in the table above included $748 thousand and $734 thousand of net deferred loan origination costs at June 30, 2015 and December 31, 2014, respectively. The aggregate amount of overdrawn deposit balances classified as loan balances was $662 thousand and $235 thousand at June 30, 2015 and December 31, 2014, respectively.

The following table reflects our loan loss experience and activity in the allowance for credit losses by portfolio segment for the three months ended June 30, 2015:

	Commercial,
	financial and		Real estate-	Real estate-	Real estate-
(In thousands)	agricultural	Municipal	residential	commercial	construction	Installment	All Other	Total
Allowance for credit losses:
Beginning balance	$3,375	$543	$3,110	$5,217	$438	$81	$-	$12,764
Charge-offs	(6)	-	-	-	-	(17)	-	(23)
Recoveries	14	-	26	-	-	10	-	50
Provision (credit)	67	(174)	(10)	137	95	(15)	-	100
Ending balance	$3,450	$369	$3,126	$5,354	$533	$59	$-	$12,891

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

The following table reflects our loan loss experience and activity in the allowance for credit losses by portfolio segment for the six months ended June 30, 2015:

	Commercial,
	financial and		Real estate-	Real estate-	Real estate-
(In thousands)	agricultural	Municipal	residential	commercial	construction	Installment	All Other	Total
Allowance for credit losses:
Beginning balance	$ 3,331	$ 636	$ 3,127	$ 5,251	$ 415	$ 13	$ 42	$ 12,815
Charge-offs	(17)		(55)			(43)		(115)
Recoveries	28		29	1		33		91
Provision (credit)	108	(267)	25	102	118	56	(42)	100
Ending balance	$ 3,450	$ 369	$ 3,126	$ 5,354	$ 533	$ 59	$ -	$ 12,891

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

The allowance for credit losses consists of the allowance for loan losses and the reserve for undisbursed lines and letters of credit. The reserve for undisbursed lines and letters of credit is included in other liabilities on the balance sheet. The following presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment based upon impairment method at June 30, 2015:

	Commercial,
	financial and		Real estate-	Real estate-	Real estate-
(In thousands)	agricultural	Municipal	residential	commercial	construction	Installment	All Other	Total
Allowance for credit losses:
Ending balance individually evaluated for impairment	$-	$-	$143	$-	$-	$-	$-	$143
Ending balance collectively evaluated for impairment	3,450	369	2,983	5,354	533	59	-	12,748
Totals	$3,450	$369	$3,126	$5,354	$533	$59	$-	$12,891
Financing receivables:
Ending balance individually evaluated for impairment	$512	$-	$875	$-	$-	$-	$-	$1,387
Ending balance collectively evaluated for impairment	209,946	59,035	453,239	438,622	38,435	2,950	41	1,202,268
Totals	$210,458	$59,035	$454,114	$438,622	$38,435	$2,950	$41	$1,203,655
Components:
Allowance for loan losses	$2,925	$359	$3,043	$5,299	$477	$59	$-	$12,162
Reserve for undisbursed lines of credit	525	10	83	55	56	-	-	729
Total allowance for credit losses	$3,450	$369	$3,126	$5,354	$533	$59	$-	$12,891

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

The general component covers non-impaired loans and is based on historical loss experience adjusted for current factors.  The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by us over the most recent 5 years.  This actual loss experience is supplemented with other factors based on the risks present for each portfolio segment.  These factors include consideration of the following:  levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations. Due to the added risks associated with loans which are graded as pass-watch, special mention, and substandard that are not classified as impaired, an additional analysis is performed to determine whether an allowance is needed that is not fully captured by the historical loss experience. While historical loss experience by loan segment and migration of loans into higher risk classifications are considered, the following factors are also considered in determining the level of needed allowance on such loans: the historical loss rates of loans specifically classified as pass-watch, special mention, or substandard; and the trends in the collateral on the loans included within these classifications. This analysis created an additional $694 thousand at June 30, 2015 compared to $1.23 million at December 31, 2014 in needed allowance for loan loss.

The table below presents the recorded investment of loans, including nonaccrual and restructured loans, segregated by class, with delinquency aging as of June 30, 2015:

							91 Days or
	31-60	61-90	91 Days	Total			More past
	Days	Days	or More	Past			Due and
(In thousands)	Past Due	Past Due	Past Due	Due	Current	Total	Accruing
Commercial, financial and agricultural	$50	$94	$-	$144	$210,314	$210,458	$-
Municipal	-	-	-	-	59,035	59,035	-
Residential:
First mortgage	274	148	392	814	418,393	419,207	-
Second mortgage	-	-	79	79	34,828	34,907	-
Commercial Real Estate:
Owner occupied	-	-	-	-	183,472	183,472	-
Non-owner occupied	47	-	-	47	255,103	255,150	-
Construction:
Residential	-	-	-	-	2,750	2,750	-
Commercial	-	-	-	-	35,685	35,685	-
Installment	-	-	-	-	2,950	2,950	-
Other	-	-	-	-	41	41	-
Total	$371	$242	$471	$1,084	$1,202,571	$1,203,655	$-

Of the total past due loans in the aging table above, $619 thousand are non-performing of which $0 are restructured loans and $0 were greater than 91 days past due and accruing.  There was $465 thousand past due performing loan at June 30, 2015.

The table below presents the recorded investment of loans, including nonaccrual and restructured loans, segregated by class, with delinquency aging as of December 31, 2014:

							91 Days or
	31-60	61-90	91 Days	Total			more past
	Days	Days	or More	Past			due and
(In thousands)	Past Due	Past Due	Past Due	Due	Current	Total	Accruing
Commercial, financial and agricultural	$49	$-	$-	$49	$177,548	$177,597	$-
Municipal	-	-	-	-	94,366	94,366	-
Residential:
First mortgage	157	-	391	549	431,191	431,739	-
Second mortgage	33	-	79	112	36,678	37,790	-
Commercial Real Estate:
Owner occupied	-	22	-	22	260,075	260,097	-
Non-owner occupied	202	-	-	202	152,148	152,350	-
Construction:
Residential	-	-	-	-	4,131	4,131	-
Commercial	-	-	-	-	19,727	19,727	-
Installment	-	-	-	-	4,504	4,504	-
Other	-	-	-	-	33	33	-
Total	$441	$22	$470	$933	$1,181,401	$1,182,334	$-

Of the total past due loans in the aging table above, $519 thousand are non-performing, of which $0 are restructured loans and $0 are greater than 91 days past due and accruing.  There were $414 thousand past due performing loans at December 31, 2014.

Impaired loans by class at June 30, 2015 and for the three and six months ended June 30, 2015 are as follows:

				Three Months Ended		Six Months Ended
				June 30, 2015		June 30, 2015
		Unpaid		Average	Interest	Average	Interest
	Recorded	Principal	Related	Recorded	Income	Recorded	Income
(In thousands)	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized
With no related allowance recorded
Commercial, financial and agricultural	$512	$517	$-	$229	$-	$169	$-
Residential:
First mortgage	174	230	-	159	-	153	-
Second mortgage	79	79	-	79	-	79	-
Commercial Real Estate:
Owner occupied	-	-	-	-	-	-	-
Non-owner occupied	-	-	-	10	-	5	-
Construction:
Residential	-	-	-	-	-	-	-
Commercial	-	-	-	-	-	-	-
Installment	-	-	-	-	-	-	-
With related allowance recorded
Commercial, financial and agricultural	-	-	-	331	-	248	-
Residential:
First mortgage	622	623	143	512	-	475	-
Second mortgage	-	-	-	11	-	9	-
Commercial Real Estate:
Owner occupied	-	-	-	-	-	-	-
Total
Commercial, financial and agricultural	512	517	-	560	-	417	-
Residential:	875	932	143	761	-	716	-
Commercial Real Estate:	-	-	-	10	-	5	-
Construction	-	-	-	-	-	-	-
Installment	-	-	-	-	-	-	-
Total	$1,387	$1,449	$143	$1,331	$-	$1,138	$-

Impaired loans by class at December 31, 2014 and for the three and six months ended June 30, 2014 are as follows:

				Three Months Ended		Six Months Ended
				June 30, 2014		June 30, 2014
		Unpaid		Average	Interest	Average	Interest
	Recorded	Principal	Related	Recorded	Income	Recorded	Income
(In thousands)	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized
With no related allowance recorded
Commercial, financial and agricultural	$134	$136	$-	$95	$1	$65	$1
Residential:
First mortgage	147	257	-	306	2	285	4
Second mortgage	79	79	-	162	1	168	1
Commercial Real Estate:
Owner occupied	-	-	-	51	1	25	1
Installment	-	-	-	-	-	-	-
With related allowance recorded
Commercial, financial and agricultural	-	-	-	29	-	24	-
Residential:
First mortgage	431	432	63	214	-	189	-
Second mortgage	-	-	-	-	-	-	-
Commercial Real Estate:
Owner occupied	-	-	-	158	-	160	-
Installment	-	-	-	-	-	-	-
Total
Commercial, financial and agricultural	134	136	-	124	1	89	1
Residential:	657	768	63	682	3	642	5
Commercial Real Estate:	-	-	-	209	1	185	1
Installment	-	-	-	-	-	-	-
Total	$791	$904	$63	$1,015	$5	$916	$7

Residential and commercial loans serviced for others at June 30, 2015 and December 31, 2014 amounted to approximately $14.42 million and $13.53 million, respectively.

Nonperforming loans at June 30, 2015 and December 31, 2014 are as follows:

(In thousands)	June 30, 2015	December 31, 2014
Nonaccrual loans	$748	$598
Loans greater than 90 days and accruing	-	-
Troubled debt restructurings ("TDRs")	639	193
Total nonperforming loans	$1,387	$791

Of the total TDRs in the table above,  $53 thousand at June 30, 2015 and $63 thousand at December 31, 2014 are nonaccruing. We have reviewed all restructurings that occurred on or after January 1, 2015 for identification as TDRs. One TDR with a balance of $471 thousand was restructured during the three and six months ended June 30, 2015. We did not identify as a TDR any loan for which the allowance for credit losses had been measured under a general allowance for credit losses methodology.

TDRs represent balances where the existing loan was modified involving a concession in rate, term or payment amount due to the distressed financial condition of the borrower. All TDRs at June 30, 2015 continue to pay as agreed according to the modified terms and five of the seven TDRs are considered well-secured.  At June 30, 2015, there were no commitments to lend additional funds to borrowers whose loans have been modified in a TDR. We had no commitments to lend additional funds to borrowers whose loans were in nonaccrual status or to borrowers whose loans were 91 days past due and still accruing at June 30, 2015. Interest income on restructured loans during the three and six months ended June 30, 2015 and 2014 was insignificant.

Nonaccrual loans by class as of June 30, 2015  and December 31, 2014 are as follows:

(In thousands)	June 30, 2015	December 31, 2014
Commercial, financial and agricultural	$7	$88
Residential:
First mortgage	645	431
Second mortgage	96	79
Total nonaccruing non-TDR loans	748	598
Nonaccruing TDR’s
Commercial, financial and agricultural	3	5
Residential:
First mortgage	50	58
Commercial Real Estate:
Owner occupied	-	-
Total nonaccrual loans including TDRs	$801	$661

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

Below is a summary of loans by credit quality indicator as of June 30, 2015:

			Pass-	Special	Sub-
(In thousands)	Unrated	Pass	Watch	Mention	Standard	Total
Commercial, financial and agricultural	$753	$172,398	$21,711	$4,323	$11,273	$210,458
Municipal	609	48,349	9,363	714	-	59,035
Residential:
First mortgage	414,985	3,341	167	-	714	419,207
Second mortgage	34,907	-	-	-	-	34,907
Commercial Real Estate:
Owner occupied	133	150,973	14,328	3,330	14,708	183,472
Non-owner occupied	208	230,357	22,213	652	1,720	255,150
Construction:
Residential	129	2,621	-	-	-	2,750
Commercial	181	33,607	34	-	1,863	35,685
Installment	2,950	-	-	-	-	2,950
All other loans	41	-	-	-	-	41
Total	$454,896	$641,646	$67,816	$9,019	$30,278	$1,203,655

Below is a summary of loans by credit quality indicator as of December 31, 2014:

			Pass-	Special	Sub-
(In thousands)	Unrated Residential and	Pass	Watch	Mention	Standard	Total
Commercial, financial and agricultural	$352	$143,813	$21,563	$3,942	$7,927	$177,597
Municipal	40	75,337	17,101	1,888	-	94,366
Residential:
First mortgage	428,073	3,046	170	-	450	431,739
Second mortgage	37,790	-	-	-	-	37,790
Commercial Real Estate:
Owner occupied	187	220,651	18,708	1,378	19,173	260,097
Non-owner occupied	189	130,218	20,773	-	1,170	152,350
Construction:
Residential	288	3,843	-	-	-	4,131
Commercial	170	17,588	40	-	1,929	19,727
Installment	4,504	-	-	-	-	4,504
All other loans	33	-	-	-	-	33
Total	$471,626	$594,496	$78,355	$7,208	$30,649	$1,182,334

NOTE 6: FAIR VALUE

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

Financial instruments on a recurring basis

The table below presents the balance of financial assets and liabilities at June 30, 2015 measured at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Assets
U.S. Treasury Obligations	$ 25,248	$ -	$ 25,248	$ -
FHLB Obligations	34,077		34,077
Agency MBSs	108,891	-	108,891	-
Agency CMBSs	23,651	-	23,651	-
Agency CMOs	67,318	-	67,318	-
ABSs	371	-	371	-
Interest rate swap agreements	717	-	717	-
Total assets	$ 260,273	$ -	$ 260,273	$ -
Liabilities
Interest rate swap agreements	942	-	942	-
Total liabilities	$ 942	$ -	$ 942	$ -

The table below presents the balance of financial assets and liabilities at December 31, 2014 measured at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Assets
U.S. Treasury Obligations	25,093	$ -	25,093	$ -
Agency MBSs	95,407	-	95,407	-
Agency CMBSs	21,704	-	21,704	-
Agency CMOs	60,882	-	60,882	-
ABSs	387	-	387	-
Interest rate swap agreements	618	-	618	-
Total assets	204,091	$ -	204,091	$ -
Liabilities
Interest rate swap agreements	1,096	-	1,096	-
Total liabilities	1,096	$ -	1,096	$ -

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

There were no transfers between Level 1 and Level 2 for the six months ended June 30, 2015 and 2014.  There were no Level 3 assets measured at fair value on a recurring basis at June 30, 2015 or December 31, 2014.

Financial instruments on a non-recurring basis

Certain financial assets are also measured at fair value on a non-recurring basis; however, they were not material at June 30, 2015 or December 31, 2014. These financial assets include impaired loans and OREO.

The table below presents the balance of financial instruments by class at June 30, 2015 measured at fair value:

	Carrying
(In thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$ 40,645	$ 40,645	$ 40,645	$ -	$ -
Securities available for sale	259,556	259,556	-	259,556	-
Securities held to maturity	129,312	129,872	-	129,872	-
FHLB stock	4,378	N/A	N/A	N/A	N/A
Loans, net of allowance for loan losses	1,191,493	1,191,765	-	-	1,191,765
Interest rate swap agreement	717	717	-	717	-
Accrued interest receivable	3,135	3,135	-	909	2,226
Total assets	$ 1,629,236	$ 1,625,690	$ 40,645	$ 391,054	$ 1,193,991
Deposits	$ 1,346,825	$ 1,346,874	$ 1,147,693	$ 199,181	$ -
Securities sold under agreement to repurchase	169,959	169,940	-	169,940	-
Other long-term debt	2,279	2,227	-	2,227	-
Junior subordinated debentures issued to unconsolidated subsidiary trust	20,619	14,405	-	14,405	-
Interest rate swap agreement	942	942	-	942	-
Accrued interest payable	111	111	15	96	-
Total liabilities	$ 1,540,735	$ 1,534,499	$ 1,147,708	$ 386,791	$ -

The table below presents the balance of financial instruments by class at December 31, 2014 measured at fair value:

	Carrying
(In thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$ 154,459	$ 154,459	$ 154,459	$ -	$ -
Securities available for sale	203,473	203,473	-	203,473	-
Securities held to maturity	138,421	139,171	-	139,171	-
FHLB stock	4,378	N/A	N/A	N/A	N/A
Loans, net of allowance for loan losses	1,170,501	1,172,517	-	-	1,172,517
Interest rate swap agreement	618	618	-	618	-
Accrued interest receivable	3,787	3,787	-	847	2,940
Total assets	$ 1,675,637	$ 1,674,025	$ 154,459	$ 344,109	$ 1,175,457
Deposits	$ 1,308,772	$ 1,308,904	$ 1,097,088	$ 211,816	$ -
Securities sold under agreement to repurchase	258,464	258,438	-	258,438	-
Other long-term debt	2,320	2,277	-	2,277	-
Junior subordinated debentures issued to unconsolidated subsidiary trust	20,619	14,476	-	14,476	-
Interest rate swap agreement	1,096	1,096	-	1,096	-
Accrued interest payable	165	165	19	146	-
Total liabilities	$ 1,591,436	$ 1,585,356	$ 1,097,107	$ 488,249	$ -

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accrued interest receivable and accrued interest payable approximate fair value. It is not practical to determine the fair value of FHLB stock due to restrictions placed on its transferability.

The methodologies for other financial assets and financial liabilities are discussed below.

Loans - The fair value for loans is estimated using discounted cash flow analyses, using interest rates and spreads currently being offered for loans with similar terms to borrowers of similar credit quality resulting in a Level 3 classification. Impaired loans are valued at the lower of cost or fair value.  The methods utilized to estimate the fair value of loans do not necessarily represent an exit price.

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

Commitments to Extend Credit and Standby Letters of Credit - The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of financial standby letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties. The fair value of commitments to extend credit and standby letters of credit is approximately $65 thousand at June 30, 2015 and $47 thousand as of December 31, 2014, respectively.

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

NOTE 7: EMPLOYEE BENEFIT PLANS

Pension Plan

Prior to January 1995, we maintained a noncontributory defined benefit plan (the “Pension Plan”) covering all eligible employees. During 1995, the Pension Plan was curtailed. Accordingly, all accrued benefits were fully vested and no additional years of service or age will be accrued.

The following tables summarize the components of net periodic benefit cost and other changes in Pension Plan assets and benefit obligations recognized for the three and six months ended June 30, 2015 and 2014:

	Three Months		Six Months
	Ended June		Ended June
(In thousands)	2015	2014	2015	2014
Interest cost	$112	$116	$224	$232
Expected return on plan assets	(264)	(265)	(528)	(530)
Service costs	13	11	26	22
Net loss amortization	103	34	206	66
Net periodic pension cost	$(36)	$(104)	$(72)	$(210)

We have no minimum required contribution for 2015.

Our Pension Investment Policy Statement sets forth the investment objectives and constraints of the Pension Plan. The purpose of the policy is to assist our Retirement Plan Committee in effectively supervising, monitoring, and evaluating the Pension Plan.

NOTE 8: EARNINGS PER SHARE

The following table presents reconciliations of the calculations of basic and diluted earnings per share for the three and six months ended June 30, 2015 and 2014:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(In thousands except per share data)	2015	2014	2015	2014
Net income	$3,116	$3,413	$6,452	$6,816
Weighted average common shares outstanding	6,331	6,325	6,330	6,323
Dilutive effect of common stock equivalents	15	19	14	20
Weighted average common and common equivalent
shares outstanding	6,346	6,344	6,344	6,343
Basic earnings per common share	$0.49	$0.54	$1.02	$1.08
Diluted earnings per common share	$0.49	$0.54	$1.02	$1.07

Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding for the three and six months ended June 30, 2015 and 2014. The computation of diluted earnings per share includes the effect of assumed exercises of outstanding stock options. There were no anti-dilutive options outstanding for the three or six months ended June 30, 2015 or 2014.

NOTE 9: STOCK REPURCHASE PROGRAM

We extended our stock buyback program through January 2016. Under the program, which was originally adopted in January 2007, we may repurchase up to 200,000 shares of our common stock on the open market from time to time, and have purchased 143,475 shares at an average price per share of $23.00 since the program’s adoption. We did not repurchase any of our shares during 2014 or during the six months ended June 30, 2015, and do not expect to repurchase shares in the near future.

NOTE 10: COMMITMENTS AND CONTINGENCIES

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

Disclosures are required regarding liability-recognition for the fair value at issuance of certain guarantees. We do not issue any guarantees that would require liability-recognition or disclosure, other than our standby letters of credit. We have issued conditional commitments in the form of standby letters of credit to guarantee payment on behalf of a customer and guarantee the performance of a customer to a third party. Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit totaled approximately $6.54 million and $8.77 million at June 30, 2015 and December 31, 2014, respectively, and represent the maximum potential future payments we could be required to make. Typically, these instruments have terms of 12 months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance sheet instruments. Our policies governing loan collateral apply to standby letters of credit at the time of credit extension. Loan-to-value ratios are generally consistent with loan-to-value requirements for other commercial loans secured by similar types of collateral.

We may enter into commitments to sell loans, which involve market and interest rate risk. There were no such commitments at June 30, 2015 or December 31, 2014.

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

NOTE 11: ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables present the changes in accumulated other comprehensive (loss) by component, net of tax:

		Losses on
		Securities
	Unrealized	Transferred
	(Gains) Losses	From			Accumulated
	on Securities	Available-For-			Other
	Available-For-	Sale to Held-	Pension	Interest Rate	Comprehensive
(In thousands)	Sale	To-Maturity	Plan	Swaps	Income (Loss)
Balance March 31, 2015	$ 2,265	$ (2,700)	$ (3,328)	$ (290)	$ (4,053)
Other comprehensive income before reclassifications	(1,065)	-	-	-	(1,065)
Accretion of unrealized losses of securities transferred from available-for-sale to held-to-maturity recognized in other comprehensive income	-	128	-	-	128
Reclassification adjustments for (gains) losses reclassified into income	-	-	67	-	67
Net current period other comprehensive income	(1,065)	128	67	-	(870)
Balance June 30, 2015	$ 1,200	$ (2,572)	$ (3,261)	$ (290)	$ (4,923)

Beginning Balance December 31, 2014	$ 1,482	$ (2,824)	$ (3,395)	$ (311)	$ (5,048)
Other comprehensive income before reclassifications	(282)	-	-	21	(261)
Accretion of unrealized losses of securities transferred from available-for-sale to held-to-maturity recognized in other comprehensive income	-	252	-	-	252
Reclassification adjustments for (gains) losses reclassified into income	-	-	134	-	134
Net current period other comprehensive income	(282)	252	134	21	125
Balance June 30, 2015	$ 1,200	$ (2,572)	$ (3,261)	$ (290)	$ (4,923)

		Losses on
		Securities
	Unrealized	Transferred
	(Gains) Losses	From			Accumulated
	on Securities	Available-For-			Other
	Available-For-	Sale to Held-	Pension	Interest Rate	Comprehensive
(In thousands)	Sale	To-Maturity	Plan	Swaps	Income (Loss)
Balance March 31, 2014	$ 540	$ (3,175)	$ (1,769)	$ (431)	$ (4,835)
Other comprehensive income before reclassifications	907	-	-	24	931
Accretion of unrealized losses of securities transferred from available-for-sale to held-to-maturity recognized in other comprehensive income	-	111	-	-	111
Reclassification adjustments for (gains) losses reclassified into income	(11)	-	21	-	10
Net current period other comprehensive income	896	111	21	24	1,052
Balance June 30, 2014	$ 1,436	$ (3,064)	$ (1,748)	$ (407)	$ (3,783)

Beginning Balance December 31, 2013	$ (162)	$ (3,296)	$ (1,790)	$ (472)	$ (5,720)
Other comprehensive income before reclassifications	1,699	-	-	65	1,764
Transfer of securities from available-for-sale to held-to-maturity	(8)	8	-	-	-
Accretion of unrealized losses of securities transferred from available-for-sale to held-to-maturity recognized in other comprehensive income	-	224	-	-	224
Reclassification adjustments for (gains) losses reclassified into income	(93)	-	42	-	(51)
Net current period other comprehensive income	1,598	232	42	65	1,937
Balance June 30, 2014	$ 1,436	$ (3,064)	$ (1,748)	$ (407)	$ (3,783)

All amounts in the tables above are net of tax. Amounts in parentheses indicate debits.

Details of amounts reclassified from accumulated comprehensive income for the three and six months ended June 30, 2015 and 2014 are presented below:

	Three Months	Six Months
Details about Accumulated Other	Ended	Ended
Comprehensive Income Components	June 30,	June 30,	Affected Line Item in the Statement
(In thousands)	2015	2015	Where Net Income is Presented
Unrealized gains on securities	$-	$-	Net gains on investment securities
	-	-	Total before tax
	-	-	Provision for income taxes
	$-	$-	(Increase) / Decrease to Net Income

Amortization of actuarial loss for
defined benefit pension plan	$103	$206	Compensation and benefits expense
	103	206	Total before tax
	(36)	(72)	Provision for income taxes
	$67	$134	Net of tax

Total reclassification adjustments	$67	$134	(Increase) / Decrease to Net Income

	Three Months	Six Months
Details about Accumulated Other	Ended	Ended
Comprehensive Income Components	June 30,	June 30,	Affected Line Item in the Statement
(In thousands)	2014	2014	Where Net Income is Presented
Unrealized gains on securities	$(17)	$(143)	Net (gains) losses on investment securities
	(17)	(143)	Total before tax
	6	50	Provision for income taxes
	$(11)	$(93)	Net of tax
Amortization of actuarial loss for
defined benefit pension plan	$34	$66	Compensation and benefits expense
	34	66	Total before tax
	(13)	(24)	Provision for income taxes
	$21	$42	(Increase) / Decrease to Net Income

Total reclassification adjustments	$10	$(51)	(Increase) / Decrease to Net Income

NOTE 12: DERIVATIVE FINANCIAL INSTRUMENTS

At June 30, 2015 and December 31, 2014, we had an interest rate swap with a notional amount of $10 million that was designated as a cash flow hedge. The swap was used to convert a portion of the floating rate interest on our trust preferred issuance to a fixed rate of interest. Each quarter we assess the effectiveness of the hedging relationships by comparing the changes in cash flows of the derivative hedging instruments with the changes in cash flows of the designated hedged item. There was no ineffective portion recognized in earnings during the three and six months ended June 30, 2015 and 2014. The fair value of $(447) thousand and $(479) thousand was reflected in other liabilities in the accompanying consolidated balance sheets at June 30, 2015 and December 31, 2014, respectively.

We entered into interest rate swaps with a notional amount of $38.0 million with certain of our commercial customers.  In order to minimize our risk, these customer derivatives (pay floating/receive fixed swaps) have been offset with essentially matching interest rate swaps with our counterparty totaling $38.0 million (pay fixed/receive floating swaps). At June 30, 2015, the weighted average receive rate of these interest rate swaps was 1.87%, the weighted average pay rate was 3.64% and the weighted average maturity was 11.5 years.  The fair values of $717 thousand and $717 thousand were reflected in other assets and other liabilities, respectively, in the accompanying consolidated balance sheets at June 30, 2015.  The fair values of $618 thousand and $618 thousand were reflected in other assets and other liabilities, respectively, in the accompanying consolidated balance sheets at December 31, 2014.  Hedge accounting has not been applied for these derivatives.  Because the terms of the swaps with our customer and the other financial institution offset each other, with the only difference being counterparty credit risk, changes in the fair value of the underlying derivative contracts are not materially different and do not significantly impact our results of operations.

We entered into interest rate swaps with notional amounts totaling $8.98 million at June  30, 2015, and $9.36 million at December 31, 2014, that were designated as fair value hedges of certain fixed rate loans with municipalities. At June 30, 2015, the weighted average receive rate of these interest rate swaps was 1.57%, the weighted average pay rate was 3.27% and the weighted average maturity was 17.0 years. The fair value of $222 thousand at June 30, 2015, was reflected as a reduction to loans and an increase to other assets. The ineffective portion of the interest swaps was immaterial and as such, amounts are not recognized in earnings.

We assessed our counterparty risk at June 30, 2015 and determined any credit risk inherent in our derivative contracts was insignificant. Information about the fair value of derivative financial instruments can be found in Note 5 to these consolidated financial statements.

NOTE 13:  BUSINESS COMBINATION

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

In several places net interest income is presented on a fully taxable equivalent basis. Specifically included in interest income is tax-exempt interest income from certain tax-exempt loans. An amount equal to the tax benefit derived from this tax exempt income is added back to the interest income total, to produce net interest income on a fully taxable equivalent basis. We believe the disclosure of taxable equivalent net interest income information improves the clarity of financial analysis, and is particularly useful to investors in understanding and evaluating the changes and trends in our results of operations. Other financial institutions commonly present net interest income on a taxable equivalent basis. This adjustment is considered helpful in the comparison of one financial institution’s net interest income to that of another, as each will have a different proportion of taxable exempt interest from its earning assets. Moreover, net interest income is a component of a second financial measure commonly used by financial institutions, net interest margin, which is the ratio of net interest income to average earning assets. For purposes of this measure as well, other financial institutions generally use taxable equivalent net interest income. We follow these practices. A reconciliation of taxable equivalent financial information to our consolidated financial statements prepared in accordance with GAAP appears at the bottom of the tables on pages 33 and 34.  A 35.0% tax rate was used in both 2015 and 2014. An additional non-GAAP financial measure we use is the tangible capital ratio. Because we have no intangible assets, our tangible shareholders’ equity is the same as our shareholders’ equity.

GENERAL

The following discussion and analysis of financial condition as of June 30, 2015 and December 31, 2014 and results of operations of Merchants and its subsidiaries for the three and six months ended June 30, 2015 and 2014 should be read in conjunction with the consolidated financial statements and notes thereto and selected statistical information appearing elsewhere in this Quarterly Report on Form 10-Q. The financial condition and results of operations of Merchants essentially reflect the operations of its principal subsidiary, Merchants Bank.

RESULTS OF OPERATIONS

Overview

We realized net income of $3.12 million and $6.45 million, or diluted earnings per share of $0.49 and $1.02 for the three and six months ended June 30, 2015, respectively.   This compares to net income of $3.41 million and $6.82 million, or diluted earnings per share of $0.54 and $1.07, for the three and six months ended June 30, 2014, respectively. The return on average assets was 0.72% for the three months ended and 0.75% for the six months ended June 30, 2015, compared to 0.82%  for the same periods in 2014. The return on average equity was  9.73% and 10.15% for the three and six months ended June 30, 2015,  respectively,   compared   to  11.15%  and  11.23%, respectively,  for  the   same  periods  in  2014. Merchants Bancshares’ Board of Directors approved a dividend of $0.28 per share, payable August 21, 2015, to shareholders of record as of August 7, 2015.

Shareholders’ equity ended the quarter at $128.98 million, and our book value per share increased to $20.35 per share at June 30, 2015 from $19.89 at December 31, 2014.  Our capital ratios remain strong at June 30, 2015 with a common equity tier 1 (CETI) of 13.55%, Tier 1 leverage ratio of 8.95%, total risk-based capital ratio of 16.82% and a tangible capital ratio of 7.70%.

➢

Net interest income - Our taxable equivalent net interest income was $12.25 million and $24.31 for the three and six months ended June 30, 2015, respectively, compared to $12.14 million and $24.49 million for the same periods in 2014.   Our taxable equivalent net interest margin was 2.95% for both the quarter and six months ended June 30, 2015, compared to 3.06% and 3.08% for the same periods in 2014.

➢	Provision for Credit Losses – The provision for credit losses was $100 thousand for the three and six months ended June 30, 2015. The Bank continues to experience exceptionally strong credit quality.
➢

Loans - Average loan balances for the three months ended June 30, 2015 were $1.22 billion, $51.1 million higher from the second quarter of 2014.  Ending loan balances at June 30, 2015 were impacted by normal short-term seasonal reductions in municipal loans.

➢

Deposits – Quarterly average deposit balances increased by $32 million to $1.35 billion, a 2% increase over quarterly averages for the second quarter of 2014. The increase is primarily attributable to higher trust customer account cash balances of $12.6 million and higher personal money market balances.

➢

Non-interest income - Total noninterest income decreased $196 thousand to $2.75 million for the second quarter of 2015 compared to the second quarter of 2014 and decreased $436 thousand to $5.42 million for the first six months of 2015. The decrease for both the three and six months ended June 30, 2015 is lower overdraft fee income of $320 thousand and $501 thousand, respectively. The lower overdraft fee income was partially offset by higher trust fee income.

➢

Non-interest expense – Total noninterest expense increased $385 thousand to $10.48 million for the second quarter of 2015 compared to the same period in 2014 and increased $238 thousand to $20.49 million for the first six months of 2015 compared to the same period in 2014.

Net Interest Income

As shown on the tables on pages 33 and 34, our taxable equivalent net interest income was $12.25 million and $24.31 for the three and six months ended June 30, 2015, respectively, compared to $12.14 million and $24.49 million, respectively, for the same periods in 2014.   Our taxable equivalent net interest margin was 2.95% for both the quarter and six months ended June 30, 2015, compared to 3.06% and 3.08%, respectively, for the same periods in 2014. The margin declined 11 basis points from the second quarter of 2014 and 13 basis points on a year-to-date basis. The decline in the margin is driven by lower yields on loans and investments due to a prolonged low interest rate environment, which was not offset by corresponding declines in yields on deposits and borrowings.

The following tables present an analysis of net interest income and illustrate interest income earned and interest expense charged for each major component of interest earning assets and interest bearing liabilities. Yields/rates are computed on a fully taxable-equivalent basis, using a 35% tax rate.  Nonaccrual loans are included in the average loan balance outstanding.

	Three Months Ended
	June 30, 2015			June 30, 2014
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
(In thousands, fully taxable equivalent)	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS:
Loans, including fees on loans	$ 1,220,418	$ 11,305	3.72%	$ 1,169,339	$ 11,281	3.87%
Investments	379,376	1,913	2.02%	359,332	2,046	2.28%
Interest-earning deposits with banks and other short-term investments	66,247	59	0.36%	60,928	34	0.22%
Total interest earning assets	1,666,041	13,277	3.20%	1,589,599	13,361	3.37%
Allowance for loan losses	(12,075)			(12,206)
Cash and due from banks	23,663			26,906
Bank premises and equipment, net	15,561			15,380
Bank owned life insurance	10,395			10,110
Other assets	27,478			27,916
Total assets	$ 1,731,063			$ 1,657,705

LIABILITIES AND SHAREHOLDERS' EQUITY:
Interest-bearing deposits:
Savings, interest bearing checking and money market accounts	$ 576,038	$ 354	0.25%	$ 777,090	$ 483	0.25%
Time deposits	202,050	323	0.64%	271,658	453	0.67%
Total interest bearing deposits	778,088	677	0.35%	1,048,748	936	0.36%
Short-term borrowings	6,099	5	0.34%	752	1	0.30%
Securities sold under agreements to repurchase, short-term	213,436	146	0.27%	181,593	87	0.19%
Other long-term debt	2,286	12	2.04%	2,369	12	2.04%
Junior subordinated debentures issued to unconsolidated subsidiary trust	20,619	187	3.70%	20,619	187	3.71%
Total borrowed funds	242,439	350	0.58%	205,333	287	0.56%
Total interest bearing liabilities	1,020,527	$ 1,027	0.40%	1,254,081	$ 1,223	0.39%
Noninterest bearing deposits	574,660			272,334
Other liabilities	7,833			8,813
Shareholders' equity	128,043			122,477
Total liabilities and shareholders' equity	$ 1,731,063			$ 1,657,705

Net interest earning assets	$ 645,513			$ 335,518

Net interest income (fully taxable equivalent)		$ 12,250			$ 12,138
Tax equivalent adjustment		(504)			(525)
Net interest income		$ 11,746			$ 11,613

Net interest rate spread			2.80%			2.98%

Net interest margin			2.95%			3.06%

	Six Months Ended
	June 30, 2015			June 30, 2014
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
(In thousands, fully taxable equivalent)	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS:
Loans, including fees on loans	$ 1,203,940	$ 22,431	3.76%	$ 1,168,210	$ 22,576	3.90%
Investments	372,754	3,823	2.07%	373,252	4,260	2.30%
Interest-earning deposits with banks and other short-term investments	84,471	132	0.32%	60,225	73	0.24%
Total interest earning assets	1,661,165	26,386	3.20%	1,601,687	26,909	3.39%
Allowance for loan losses	(11,984)			(12,162)
Cash and due from banks	24,316			27,532
Bank premises and equipment, net	15,474			15,403
Bank owned life insurance	10,365			10,070
Other assets	25,386			25,469
Total assets	$ 1,724,721			$ 1,667,999

LIABILITIES AND SHAREHOLDERS' EQUITY:
Interest-bearing deposits:
Savings, interest bearing checking and money market accounts	$ 558,539	$ 721	0.26%	$ 768,129	$ 913	0.24%
Time deposits	204,934	657	0.65%	283,142	925	0.66%
Total interest bearing deposits	763,473	1,378	0.36%	1,051,271	1,838	0.35%
Short-term borrowings	3,066	5	0.34%	378	1	0.30%
Securities sold under agreements to repurchase, short-term	221,728	301	0.27%	195,514	179	0.18%
Other long-term debt	2,296	23	2.03%	2,379	24	2.03%
Junior subordinated debentures issued to unconsolidated subsidiary trust	20,619	373	3.64%	20,619	372	3.64%
Total borrowed funds	247,710	702	0.57%	218,890	576	0.53%
Total interest bearing liabilities	1,011,183	$ 2,080	0.41%	1,270,161	$ 2,414	0.38%
Noninterest bearing deposits	578,594			267,752
Other liabilities	7,771			8,689
Shareholders' equity	127,173			121,397
Total liabilities and shareholders' equity	$ 1,724,721			$ 1,667,999

Net interest earning assets	$ 649,982			$ 331,526

Net interest income (fully taxable equivalent)		$ 24,306			$ 24,495
Tax equivalent adjustment		(1,008)			(1,058)
Net interest income		$ 23,298			$ 23,437

Net interest rate spread			2.79%			3.01%

Net interest margin			2.95%			3.08%

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

Analysis of Changes in Fully Taxable Equivalent Net Interest Income

	Three Months Ended
	June 30,		Increase	Due to
(In thousands)	2015	2014	(Decrease)	Volume	Rate	Volume/Rate
Fully taxable equivalent interest income:
Loans	$ 11,305	$ 11,281	$ 24	$ 493	$ (449)	$ (20)
Investments	1,913	2,046	(133)	114	(234)	(13)
Interest earning deposits with banks and other short-term investments	59	34	25	3	21	1
Total interest income	13,277	13,361	(84)	610	(662)	(32)
Less interest expense:
Savings, interest bearing checking and money market accounts	354	483	(129)	(124)	(6)	1
Time deposits	323	453	(130)	(116)	(19)	5
FHLB and other short-term borrowings	5	1	4	3	-	1
Securities sold under agreements to repurchase, short-term	146	87	59	15	38	6
Other long-term debt	12	12	-	-	-	-
Junior subordinated debentures issued to unconsolidated subsidiary trust	187	187	-	-	-	-
Total interest expense	1,027	1,223	(196)	(222)	13	13
Net interest income	$ 12,250	$ 12,138	$ 112	$ 832	$ (675)	$ (45)

	Six Months Ended
	June 30,		Increase	Due to
(In thousands)	2015	2014	(Decrease)	Volume	Rate	Volume/Rate
Fully taxable equivalent interest income:
Loans	$ 22,431	$ 22,576	$ (145)	$ 690	$ (811)	(24)
Investments	3,823	4,260	(437)	(6)	(432)	1
Interest earning deposits with banks and other short-term investments	132	73	59	29	21	9
Total interest income	26,386	26,909	(523)	713	(1,222)	(14)
Less interest expense:
Savings, interest bearing checking and money market accounts	721	913	(192)	(249)	79	(22)
Time deposits	657	925	(268)	(255)	(17)	4
FHLB and other short-term borrowings	5	1	4	3	-	1
Securities sold under agreements to repurchase, short-term	301	179	122	24	87	11
Securities sold under agreement to repurchase, long-term	-	-	-	-	-	--
Other long-term debt	23	24	(1)	(1)	-	--
Junior subordinated debentures issued to unconsolidated subsidiary trust	373	372	1	-	1	--
Total interest expense	2,080	2,414	(334)	(478)	150	(6)
Net interest income	$ 24,306	$ 24,495	$ (189)	$ 1,191	$ (1,372)	$ (8)

Provision for Credit Losses

Merchants Bancshares recorded a $100 thousand provision for credit losses during the three and six months ended June 30, 2015, compared to a $50 thousand and $150 thousand provision for credit losses during the three and six months ended June 30, 2014, respectively. The Bank continues to experience exceptionally strong credit quality.    Nonperforming loans were 0.12% of total loans at June 30, 2015, compared to 0.07% of total loans at December 31, 2014 and 0.08% of total loans at June 30, 2014. The increase in nonperforming loans from the prior year-end was primarily attributable to one commercial credit. Accruing loans past due 31-90 days were 0.04% of total loans at June 30, 2015.    For a more detailed discussion of the Allowance and nonperforming assets, see “Credit Quality and Allowance for Credit Losses” beginning on page 38.

NONINTEREST INCOME AND EXPENSES

Noninterest income

Total noninterest income decreased $196 thousand to $2.75 million for the second quarter of 2015 compared to the second quarter of 2014 and decreased $436 thousand for the first six months of 2015 compared to the first six months of 2014. Overdraft fee income is the primary driver declining $320 thousand in the second quarter from the same period a year ago and down $501 thousand for the first six months of 2015, compared with the first six months of 2014. Overdraft fee income decreased in both periods due to lower overdraft transactions, and the discontinuation of certain fees. The Bank made recent changes to the overdraft program to reflect current market practices.

Noninterest expense

Total noninterest expense for the second quarter of 2015 was $10.34 million after excluding merger-related expenses of $143 thousand. Total noninterest expense increased $385 thousand increase from the second quarter of 2014.  The increase is attributable to higher compensation and benefits, and mobile & internet banking expense, which are offset by a reduction in equipment and marketing expenses. Explanations include:

•

Higher benefit expense is driven by higher healthcare costs and higher unemployment taxes. In first six months of 2015, the Bank is experiencing higher healthcare claims coupled with increases in the cost of providing healthcare. Unemployment taxes have increased due a change in the state unemployment rate;

•	Mobile & internet banking expense is higher in 2015 due to an increase in internet banking users combined with new mobile banking products; and
•	Equipment expense has declined due to lower software and hardware maintenance costs.

On a year-to-date basis, noninterest expenses (excluding merger-related costs for 2015 and conversion expenses for 2014) increased $478 thousand to $20.34 million. The primary drivers of the increase were higher compensation and benefits expense which was comprised of higher salary expense of $178 thousand, higher healthcare benefit expenses of $114 thousand, higher unemployment taxes of $52 thousand, and reduced pension income of $142 thousand. Explanations include:

•	Higher salary expense is due to reduced vacancies and annual performance increases in the first six months of 2015;
•	The increase in healthcare costs and unemployment taxes on a year-to-date basis is consistent with the quarterly explanation provided above; and
•	The Bank’s pension income declined due to higher amortization of the unrecognized gain.

The following table shows the components of other noninterest expense:

	Three Months End June 30,		Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014
Postage	$ 181	$ 160	$ 371	$ 310
External Audit & Regulatory Fees	104	87	207	173
Director’s Fees	118	127	197	242
Correspondent Bank Service Charges	95	60	192	129
Donations	111	64	168	141
Supplies	41	89	105	168
Other	348	284	684	497
Total	$ 998	$ 871	$ 1,924	$ 1,660

Income Taxes

Merchants Bancshares’ effective tax rate was 20% and 21% for the three and six months ended June 30, 2015, respectively, compared to 21% on a linked quarter basis, and 23% for the three and six months ended June 30, 2014, respectively.  The decrease in the effective tax rate from the second quarter 2014 is due to additional low income housing tax credits.

BALANCE SHEET ANALYSIS

Loans

Average loan balances for the three months ending June 30, 2015 were $1.22 billion, $33.1 million higher on a linked quarter basis and $56.6 million higher from the fourth quarter of 2014.

The composition of our ending loan portfolio is shown in the following table as of the dates indicated:

(In thousands)	June 30, 2015	March 31, 2015	December 31, 2014	June 30, 2014
Commercial, financial and agricultural	$210,458	$195,782	$177,597	$193,806
Municipal loans	59,035	91,410	94,366	46,358
Residential	454,114	461,459	469,529	476,696
Commercial Real Estate	438,622	419,500	412,447	372,825
Construction	38,435	28,512	23,858	32,336
Installment loans	2,950	3,454	4,504	4,238
All other loans	41	53	33	252
Total loans	$1,203,655	$1,200,170	$1,182,334	$1,126,511

Totals above are shown net of deferred loan fees of $748 thousand, $702 thousand, $734 thousand, and $582 thousand for June 30, 2015, March 31, 2015, December 31, 2014, and June 30, 2014, respectively.

Ending loan balances at June 30, 2015 were impacted by normal short-term seasonal reductions in municipal loans. Municipal balances stood at $91.7 million on July 15, 2015. Ending loan balances were $1.204 billion, an increase of $3.5 million from March 31, 2015 and $21.3 million from December 31, 2014.  Total commercial loans, as defined by commercial, commercial real estate and construction, increased $73.6 million to $687.5 million at June 30, 2015, which represents a year-to-date annualized commercial loan growth of 24%. The growth in commercial loans was due to changes in our commercial team and our market focus.

Investments

The average investment portfolio for the second quarter of 2015 was $379 million, an increase of $20 million from average balances for the second quarter of 2014, and an increase of $43 million from December 31, 2014.  The ending balance in the investment portfolio at June 30, 2015 was $389 million, compared to $335 million at June 30, 2014 and $342 million at December 31, 2014. The book balance of the portfolio at June 30, 2015 includes a $1.88 million net unrealized gain on the available for sale portion of the investment portfolio, compared to an unrealized gain of $2.31 million at December 31, 2014.

The composition of our investment portfolio as of June 30, 2015, including both available for sale and held to maturity securities, consisted of the following:

	Amortized	Fair
(In thousands)	Cost	Value
Available for Sale:
U.S. Treasury Obligations	$25,055	$25,248
Federal Home Loan Bank ("FHLB") Obligations	33,982	34,077
Residential Real Estate Mortgage-backed Securities ("Agency MBSs")	107,187	108,891
Agency Commercial Mortgage Backed Securities ("Agency CMBSs")	23,992	23,651
Agency Collateralized Mortgage Obligations ("Agency CMOs")	67,127	67,318
Asset Backed Securities ("ABSs")	337	371
Total Available for Sale	$257,680	$259,556
Held to Maturity:

U.S. Agency Obligations	$21,137	$21,616
U.S. Government Sponsored Enterprises ("U.S. GSEs")	9,527	9,615
FHLB Obligations	4,739	4,849
Agency CMOs	86,340	86,106
Agency MBSs	7,569	7,686
Total Held to Maturity	129,312	129,872
Total Securities	$386,992	$389,428

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

Deposits and Other Liabilities

Quarterly average deposit balances increased by $32 million to $1.35 billion, a 2% increase over quarterly averages for the second quarter of 2014. The increase is primarily attributable to higher trust customers account cash balances of $12.6 million and higher personal money market balances. As time deposits mature the funds continue to flow into our money market accounts. Securities sold under agreement to repurchase, which represent collateralized customer accounts, were $170 million at June 30, 2015, a reduction of $89 million from $258 million at December 31, 2014, and an increase of $29 million from June 30, 2014. The reduction from the prior year-end was due to the municipality seasonality that also impacted our loan balances.

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

The following table summarizes our nonperforming loans and nonperforming assets as of the dates indicated:

(In thousands)	June 30, 2015		March 31, 2015	December 31, 2014	June 30, 2014
Nonaccrual loans	$748	$	$1,118	$598	$372
Loans past due 90 days or more and still accruing	-		-	-	79
Troubled debt restructurings ("TDR")	639		180	193	437
Total nonperforming loans ("NPL")	1,387		1,298	791	888
OREO	-		-	-	-
Total nonperforming assets ("NPA")	$1,387	$	$1,298	$791	$888

Non-performing loans at June 30, 2015 were $1.39 million, 0.12% of total loans. Of the $1.39 million in nonperforming loans in the table above, $512 thousand are commercial and commercial real estate loans and $875 thousand are residential mortgages and home equity loans.

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

TDRs represent balances where the existing loan was modified involving a concession in rate, term or payment amount due to the distressed financial condition of the borrower. At June 30, 2015, $53 thousand of TDRs were in nonaccrual status and $586 thousand were accruing interest.

Excluded from the nonperforming balances discussed above are loans that are 31 to 90 days past due, which are not necessarily considered classified or impaired.  Accruing loans 31 to 90 days past due as a percentage of total loans as of the periods indicated are presented in the following table:

Period Ended	31-90 Days
June 30, 2015	0.04%
March 31, 2015	0.02%
December 31, 2014	0.04%
June 30, 2014	0.01%

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

A loan remains in nonaccruing status until the factors which suggest doubtful collectability no longer exist, the loan is liquidated, or when the loan is determined to be uncollectible, and is charged off against the allowance for loan losses.  In those cases where a nonaccruing loan is secured by real estate, we can, and may, initiate foreclosure proceedings.  The result of such action will either be to cause repayment of the loan with the proceeds of a foreclosure sale or to give us possession of the collateral in order to manage a future resale of the real estate.  Foreclosed property is recorded at the lower of its cost or estimated fair value, less any estimated costs to sell and is actively marketed.  Any cost in excess of the estimated fair value on the transfer date is charged to the allowance for loan losses, while further declines in market values are recorded as OREO expense in the consolidated statements of income. Impaired loans, which primarily consist of non-accruing residential mortgage and commercial real estate loans and TDRs, totaled $1.39 million and $791 thousand at June 30, 2015 and December 31, 2014, respectively.  At June 30, 2015, impaired loans with a recorded investment of $622 thousand had specific reserve allocations totaling $143 thousand while impaired loans with a total recorded investment of $765 thousand had no specific reserve allocation.

Substandard loans at June 30, 2015 totaled $30.28 million, of which $29.56 million in loans continue to accrue interest. Loans identified as substandard have well-defined weaknesses that, if not addressed, could result in a loss.  These accruing substandard loans have generally continued to pay promptly and Management conducts regularly scheduled comprehensive reviews of the borrowers’ financial condition, payment performance, accrual status and collateral.  These reviews also ensure that these troubled accounts are properly administered with a focus on loss mitigation and that any potential loss exposures are appropriately quantified, and reserved for. The findings of this review process are a key component in assessing the adequacy of our loan loss reserve.

Accruing substandard loans at June 30, 2015 reflect a $554 thousand decrease in balances since December 31, 2014. At June 30, 2015, accruing substandard loans related to owner-occupied commercial and construction real estate totaled $16.57 million, investor commercial real estate loans totaled $1.51 million, residential mortgage loans totaled $1 thousand, residential investment real estate loans totaled $206 thousand, and $11.26 million in substandard loans are outstanding to corporate borrowers in a variety of different industries. Eleven borrowers in a variety of industries account for 89% of the total accruing substandard loans, and approximately $457 thousand of the total accruing substandard loans carry some form of government guarantee.

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

The following table reflects our loan loss experience and activity in the Allowance for the periods indicated:

	Three Months	Six Months	Twelve Months	Six Months
	Ended	Ended	Ended	Ended
(In thousands)	June 30, 2015	June 30, 2015	December 31, 2014	June 30, 2014
Average loans during the period	$1,220,418	$1,203,940	$1,165,586	$1,168,210
Allowance beginning of the year	12,764	12,815	12,828	12,828
Charge-offs:
Commercial, financial & agricultural	(6)	(17)	(34)	(34)
Residential	-	(55)	(25)	(18)
Commercial Real Estate	-	-	-	-
Installment, Other	(17)	(43)	(172)	(51)
Total charge-offs	(23)	(115)	(231)	(103)
Recoveries:

Commercial, financial & agricultural	14	28	10	3
Residential	26	29	24	20
Commercial Real Estate	-	1	1	-
Construction	-	-	-	-
Installment, Other	10	33	33	8
Total recoveries	50	91	68	31
Net recoveries (charge-offs)	27	(24)	(163)	(72)
Provision for credit losses	100	100	150	150
Allowance end of period	$12,891	$12,891	$12,815	$12,906
Ratio of net (charge-offs) recoveries to average loans outstanding	0.01%	0.00%	(0.01)%	(0.01)%

Components:
Allowance for loan losses	$12,162	$12,162	$11,833	$12,040
Reserve for undisbursed lines and letters of credit	729	729	982	866
Allowance for credit losses	$12,891	$12,891	$12,815	$12,906

The following table reflects our nonperforming asset and coverage ratios as of the dates indicated:

	June 30, 2015	March 31, 2015	December 31, 2014	June 30, 2014
NPL to total loans	0.12%	0.11%	0.07%	0.08%
NPA to total assets	0.08%	0.08%	0.05%	0.06%
Allowance for loan losses to total loans	1.01%	1.00%	1.00%	1.07%
Allowance for loan losses to NPL	877%	924%	1496%	1356%

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

As of June 30, 2015, we could borrow up to $65 million in overnight funds through unsecured borrowing lines established with correspondent banks.  We have established both overnight and longer term lines of credit with the FHLBB.  FHLBB borrowings are secured by residential mortgage loans. The total amount of loans pledged to the FHLBB for both short- and long-term borrowing arrangements totaled $269.38 million at June 30, 2015. We have additional borrowing capacity with the FHLBB of $255.90 million as of June 30, 2015.  We have also established a borrowing facility with the Board of Governors of the Federal Reserve System (“FRB”) which will enable us to borrow at the discount window. Additionally, we have the ability to borrow through the use of repurchase agreements, collateralized by Agency MBSs and Agency CMOs, with certain approved counterparties. Our investment portfolio, which is managed by the ALCO, has a cost basis of $386.99 million at June 30, 2015, of which $289.19 million was pledged. The Bank was required to pledge $119.80 million at June 30, 2015, which resulted in $169.39 million of excess pledged liquidity for the period. The portfolio is a reliable source of cash flow for us. We closely monitor our short term cash position.  Any excess funds are left on deposit at the FRB.

The following table presents information regarding our short-term borrowings as of the dates indicated:

	Three Months	Six Months
	Ended	Ended
(In thousands)	June 30, 2015	June 30, 2015
Securities sold under agreement to repurchase, short-term
Amount outstanding at end of period	$169,959	$169,959
Maximum during the period amount outstanding	251,191	254,732
Average amount outstanding	213,436	221,728
Weighted-average rate during the period	0.27%	0.27%
Weighted-average rate at period end	0.21%	0.21%
FHLB and other short-term borrowings
Amount outstanding at end of period	$0	$0
Maximum during the period amount outstanding	63,000	63,000
Average amount outstanding	6,099	3,066
Weighted average-rate during the period	0.34%	0.34%
Weighted average rate at period end	0.00%	0.00%

Commitments and Off-Balance Sheet Risk

We are a party to financial instruments with off‑balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments primarily include commitments to extend credit and financial guarantees. Contingent obligations under standby letters of credit totaled approximately $6.54 million and $7.51 million at June 30, 2015 and June 30, 2014, respectively, and represent the maximum potential future payments we could be required to make. Typically, these instruments have terms of 12 months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. The fair value of our standby letters of credit at June 30, 2015 and 2014 was insignificant.

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

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of June 30, 2015, that Merchants met all capital adequacy requirements to which it is subject.

As of June 30, 2015, the most recent notification from the FDIC categorized Merchants Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that Management believes have changed Merchants Bank’s category. We continue to be considered well capitalized under current applicable regulations.

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

The following table represents our actual capital ratios and capital adequacy requirements as of June 30, 2015.

					To Be Well-
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(In thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Merchants Bancshares, Inc.:
Tier 1 Leverage Capital	$ 155,025	8.95%	$ 69,285	4.00%	N/A	N/A
Tier 1 Risk-Based Capital	155,025	15.56%	59,776	6.00%	N/A	N/A
Total Risk-Based Capital	167,558	16.82%	79,702	8.00%	N/A	N/A
Common Equity Tier 1 Capital	135,025	13.55%	44,832	4.50%	N/A	N/A

Merchants Bank:
Tier 1 Leverage Capital	$ 151,817	8.74%	$ 69,449	4.00%	$ 86,811	5.00%
Tier 1 Risk-Based Capital	151,817	15.15%	60,139	6.00%	80,186	8.00%
Total Risk-Based Capital	164,350	16.40%	80,186	8.00%	100,232	10.00%
Common Equity Tier 1 Capital	151,817	15.15%	45,104	4.50%	65,151	6.50%

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

The ALCO is responsible for ensuring that our Bank’s Board of Directors receives accurate information regarding our interest rate risk position at least quarterly. The ALCO uses an outside consultant to perform rate shocks of our balance sheet, and to perform a variety of other analyses. The ALCO consultant meets with the Board and Management-level ALCOs on a quarterly basis. During these meetings, the ALCO consultant reviews our current position and discusses future strategies, as well as reviewing the result of rate shocks of our balance sheet and a variety of other analyses. The consultant’s most recent review was as of June 30, 2015. The consultant ran a base simulation assuming no changes in rates as well as a 200 basis point rising and, because rates are quite low, a 100 basis point falling interest rate scenario which assumes a parallel and pro rata shift of the yield curve over a one-year period, and no growth assumptions.  The consultant also ran simulations in a 400 basis points rising scenario and a 200 and 500 basis point flattening scenario. Additionally, the consultant ran simulations with other changes in the yield curve and with prepayment speed changes.  A summary of the results is as follows:

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

We have established a target range for the change in net interest income in year one of zero to 7.5%. The net interest income simulation as of June 30, 2015 showed that the change in net interest income for the next 12 months from our expected or “most likely” forecast was as follows:

Rate Change	Percent Change in Net Interest Income
Up 200 basis points	1.9%
Down 100 basis points	0.3%

The change in net interest income in the second year of the simulation shows a much more pronounced downward trend in the flat and down 100 basis points scenarios, the projected change is (2.7)% and (9.2)%, respectively, while the up 200 basis points simulation produces an increase of 4.6%.  The degree to which this exposure materializes will depend, in part, on our ability to manage our balance sheet as interest rates rise or fall.

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

The model used to perform the base case balance sheet simulation assumes a parallel shift of the yield curve over twelve months and reprices every interest earning asset and interest bearing liability on our balance sheet. Prepayment assumptions for all residential mortgage products take into account prepayment assumptions most recently published by Applied Financial Technologies. Prepayment assumptions for commercial loan and commercial mortgage products are derived through an analysis of historical prepayment patterns combined with analysis of the current characteristics of the portfolio. Investment securities with call provisions are examined on an individual basis in each rate environment to estimate the likelihood of a call. The model uses product-specific assumptions for deposits which are subject to repricing based on current market conditions

The most significant ongoing factor affecting market risk exposure of net interest income during the quarter ended June 30, 2015 was the sustained low interest rate environment.  Net interest income exposure is also significantly affected by the shape and level of the U.S. Government securities and interest rate swap yield curves, and changes in the size and composition of the loan, investment and deposit portfolios.

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

Item 4. Controls and Procedures

Our principal executive officer, principal financial officer, and other members of our senior management have evaluated our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, our principal executive officer and principal financial officer have concluded that the disclosure controls and procedures effectively ensure that information required to be disclosed in our filings and submissions with the SEC under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management (including the principal executive officer and principal financial officer), and is recorded, processed, summarized and reported within the time periods specified by the SEC. In addition, we have reviewed our internal control over financial reporting and there have been no changes in our internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Additional risk factors which have been identified subsequent to the filing of the 2014 Annual Report on Form 10-K include:

We May Be Negatively Impacted by Certain Risks Inherent in Our Recent and Pending Acquisitions.

We have a pending a proposed acquisition of NUVO, which is anticipated to close in the fourth quarter of 2015. The success of our acquisition of NUVO may depend on, among other things, our ability to realize anticipated cost savings and integrate the business of the acquired bank into Merchants in a manner that does not result in decreased revenues resulting from any disruption of existing customer relationships of the acquired bank. If we are not able to achieve these objectives, the anticipated benefits of an acquisition may not be realized fully or at all or may take longer to realize than planned.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

10.1+    Employment Agreement by and among Merchants Bank, Merchants Bancshares, Inc, and Michael Cataldo, dated as of  June 1, 2015 (Incorporated by reference to Exhibit 10.1 to Merchants’ Current Report on Form 8-K filed on June 29, 2015) +

31.1* Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended

31.2* Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended

32.1** Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2** Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101** The following materials from Merchants Bancshares, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 formatted in XBRL: (i) Consolidated Balance Sheets at June 30, 2015 and December 31, 2014; (ii) Consolidated Statements of Income for the three and six months ended June 30, 2015 and 2014; (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2015 and 2014; (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014; and (v) Notes to Interim Unaudited Consolidated Financial Statements.

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

August 7, 2015

Date