Form 10-Q
period 2015-09-30
MERCHANTS BANCSHARES INC
filed 2015-11-06
CIK 726517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

As of October 27, 2015, there were 6,339,984 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

MERCHANTS BANCSHARES, INC. AND SUBSIDIARIES

FORM 10-Q

ITEM 1 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Merchants Bancshares, Inc.

Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
(In thousands except share and per share data)	2015	2014
ASSETS
Cash and due from banks	$21,541	$23,745
Interest earning deposits with banks and other short-term investments	89,918	130,714
Total cash and cash equivalents	111,459	154,459
Investments:
Securities available for sale, at fair value	282,083	203,473
Securities held to maturity (fair value of $125,875 and $139,171)	123,929	138,421
Total investments	406,012	341,894
Loans	1,257,932	1,182,334
Less: Allowance for loan losses	12,210	11,833
Net loans	1,245,722	1,170,501
Federal Home Loan Bank stock	4,378	4,378
Bank premises and equipment, net	15,019	15,492
Investment in real estate limited partnerships	5,982	5,196
Bank owned life insurance	10,492	10,311
Other assets	19,277	21,233
Total assets	$1,818,341	$1,723,464
LIABILITIES
Deposits:
Demand (noninterest bearing)	$575,492	$566,366
Savings, interest bearing checking and money market accounts	620,224	530,722
Time Deposits	191,757	211,684
Total deposits	1,387,473	1,308,772
Securities sold under agreements to repurchase	267,794	258,464
Other long-term debt	2,258	2,320
Junior subordinated debentures issued to unconsolidated subsidiary trust	20,619	20,619
Other liabilities	7,551	7,468
Total liabilities	1,685,695	1,597,643

SHAREHOLDERS' EQUITY
Preferred stock
Class A non-voting shares authorized - 200,000, none outstanding	—	—
Class B voting shares authorized - 1,500,000, none outstanding	—	—
Common stock, $.01 par value	67	67
Authorized: 10,000,000 shares; Issued: 6,651,760 at September 30, 2015 and December 31, 2014
Outstanding: 6,338,158 at September 30, 2015 and 6,327,226 at December 31, 2014
Capital in excess of par value	37,483	37,404
Retained earnings	105,686	100,697
Treasury stock, at cost: 313,602 shares at September 30, 2015 and 324,534 shares at December 31, 2014	(13,609)	(13,865)
Deferred compensation arrangements: 294,937 shares at September 30, 2015 and 308,670 shares at December 31, 2014	6,443	6,566
Accumulated other comprehensive (loss) income	(3,424)	(5,048)
Total shareholders' equity	132,646	125,821
Total liabilities and shareholders' equity	$1,818,341	$1,723,464

See accompanying notes to unaudited consolidated financial statements

Merchants Bancshares, Inc.

Consolidated Statements of Income

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands except per share data)	2015	2014	2015	2014
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$11,055	$10,642	$32,478	$32,160
Investment income:
Interest and dividends on investment securities	1,961	1,885	5,784	6,145
Interest on interest earning deposits with banks and other short-term investments	25	37	157	110
Total interest and dividend income	13,041	12,564	38,419	38,415
INTEREST EXPENSE
Savings, interest bearing checking and money market accounts	354	370	1,075	1,283
Time deposits	318	433	975	1,358
Securities sold under agreement to repurchase and other short-term debt	97	62	403	241
Long-term debt	199	201	595	598
Total interest expense	968	1,066	3,048	3,480
Net interest income	12,073	11,498	35,371	34,935
Provision for credit losses	150	—	250	150
Net interest income after provision for credit losses	11,923	11,498	35,121	34,785
NONINTEREST INCOME
Trust division income	886	856	2,666	2,537
Net debit card income	796	678	2,301	2,014
Overdraft income	548	639	1,327	1,919
Service charges on deposits	390	331	1,108	977
Net gains (losses) on investment securities	—	(37)	—	106
Losses on sale of other assets	—	—	—	(35)
Other	829	409	1,470	1,217
Total noninterest income	3,449	2,876	8,872	8,735
NONINTEREST EXPENSE
Compensation and benefits	5,508	5,145	15,746	14,906
Occupancy expense	1,036	1,064	3,228	3,296
Equipment expense	726	754	2,224	2,151
Telephone expense	206	223	609	686
Legal and professional fees	414	490	1,394	1,440
Mobile & internet banking	399	363	1,195	1,062
Core / Item processing	450	415	1,289	1,338
Marketing	148	423	437	924
State franchise taxes	404	340	1,094	1,096
FDIC insurance	218	218	653	651
Conversion costs	—	442	—	830
Merger costs	215	—	363	—
Other	867	848	2,847	2,594
Total noninterest expense	10,591	10,725	31,079	30,974
Income before provision for income taxes	4,781	3,649	12,914	12,546
Provision for income taxes	925	843	2,606	2,923
NET INCOME	$3,856	$2,806	$10,308	$9,623

Basic earnings per common share	$0.61	$0.44	$1.63	$1.52
Diluted earnings per common share	$0.61	$0.44	$1.62	$1.52

See accompanying notes to unaudited consolidated financial statements

Merchants Bancshares, Inc.

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2015	2014	2015	2014
Net income	$3,856	$2,806	$10,308	$9,623
Other comprehensive (loss) income, net of tax:
Unrealized holding gain (losses) on securities available for sale, net of taxes of $650, $(317), $497 and $594	1,215	(589)	933	1,102
Unrealized holding gains (losses) arising during the period for securities transferred from available for sale to held to maturity, net of taxes of $0, $0 $0, and $4	—	—	—	8
Amortization of unrealized holding losses of securities transferred from available for sale to held to maturity, net of taxes of $78, $68, $213 and $189	144	127	396	351
Reclassification adjustments for net securities losses (gains) included in net income, net of taxes of $0, $13, $0 and $(37)	—	24	—	(69)
Change in net unrealized loss on interest rate swaps, net of taxes of $39, $36, $50 and $71	73	66	94	131
Pension liability adjustment, net of taxes of $36, $10, $107 and $34	67	21	201	63
Other comprehensive (loss) income	1,499	(351)	1,624	1,586
Comprehensive (loss) income	$5,355	$2,455	$11,932	$11,209

See accompanying notes to unaudited consolidated financial statements

Merchants Bancshares, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,308	$9,623
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	250	150
Depreciation and amortization	1,652	1,944
Amortization of investment security premiums and accretion of discounts, net	939	477
Stock based compensation	97	136
Net losses (gains) on sales of investment securities	—	(106)
Deferred (gain) on sale of premises	(387)	(387)
Loss (gain) on sale of other real estate owned	—	35
Equity in losses of real estate limited partnerships, net	846	981
Increase in cash surrender value of bank owned life insurance	(181)	(237)
Changes in assets and liabilities:
Net change in interest receivable	111	673
Net change in other assets	1,247	4,118
Net change in interest payable	(32)	(43)
Net change in other liabilities	841	(1,722)
Net cash provided by operating activities	15,691	15,642
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investment securities available for sale	—	56,889
Proceeds from maturities of investment securities available for sale	34,957	28,560
Proceeds from maturities of investment securities held to maturity	14,917	11,692
Proceeds from redemption of Federal Home Loan Bank stock	—	3,118
Purchases of investment securities available for sale	(112,892)	(30,190)
Loan originations in excess of principal payments	(75,665)	9,449
Proceeds from sales of other real estate owned	—	68
Real estate limited partnership investments	(1,594)	(1,823)
Purchases of bank premises and equipment	(1,179)	(2,293)
Net cash provided by (used in) investing activities	(141,456)	75,470
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	78,701	(19,495)
Net change in securities sold under agreement to repurchase, short-term	9,330	(62,157)
Principal payments on long-term debt	(62)	(62)
Cash dividends paid	(5,319)	(5,312)
Increase in deferred compensation arrangements	215	176
Repurchased restricted stock to pay taxes on vested awards	—	(82)
Tax benefit from exercise of stock options and distribution of shares in deferred compensation arrangements	(100)	6
Net cash provided by financing activities	82,765	(86,926)
Increase (decrease) in cash and cash equivalents	(43,000)	4,186
Cash and cash equivalents beginning of period	154,459	115,471
Cash and cash equivalents end of period	$111,459	$119,657

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Total interest payments	$3,079	$3,523
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Distribution of stock under deferred compensation arrangements	$514	$553
Non-cash exercise of stock options	626	124
Transfer of securities from available for sale to held to maturity	—	12,626

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

NOTE 1: FINANCIAL STATEMENT PRESENTATION

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. All adjustments necessary for a fair presentation of our interim consolidated financial statements as of September 30, 2015 and December 31, 2014 and for the three and nine months ended September 30, 2015 and 2014 have been included. The information was prepared from our unaudited financial statements and the unaudited financial statements of our subsidiaries, Merchants Bank and MBVT Statutory Trust I.  Amounts reported for prior periods are reclassified, where necessary, to be consistent with the current period presentation.

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

NOTE 2: RECENT ACCOUNTING PRONOUNCEMENTS

FASB ASC 810 - In February 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-02—Consolidation (Topic 810), Amendments to the Consolidation Analysis. The Update amends existing standards regarding the evaluation of certain legal entities and their consolidation in the financial statements. The amendments modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities or voting interest entities and eliminate the presumption that a general partner should consolidate a limited partnership. The amendments also affect the consolidation analysis of reporting entities that are involved with variable interest entities and provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. The guidance becomes effective for us on January 1, 2016 and we are evaluating the impact of this guidance on our financial statements.

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

FASB ASC 606 - In May 2014 the FASB amended existing guidance related to revenue from contracts with customers. This amendment supersedes and replaces nearly all existing revenue recognition guidance, including industry-specific guidance, establishes a new control-based revenue recognition model, changes the basis for deciding when revenue is recognized over time or at a point in time, provides new and more detailed guidance on specific topics and expands and improves disclosures about revenue. In addition, this amendment specifies the accounting for some costs to obtain or fulfill a contract with a customer. These amendments are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The amendments should be applied retrospectively to all periods presented or retrospectively with the cumulative effect recognized at the date of initial application. The Company is currently evaluating the impact of this new accounting standard on the consolidated financial statements.

NOTE 3: INVESTMENT SECURITIES

Investments in securities are classified as available for sale or held to maturity as of September 30, 2015 and December 31, 2014. The amortized cost and fair values of the securities classified as available for sale and held to maturity as of September 30, 2015 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available for Sale:
U.S. Treasury Obligations	$25,060	$284	$—	$25,344
U.S. Government Sponsored Enterprises ("U.S. GSEs")	16,947	153	—	17,100
Federal Home Loan Bank ("FHLB") Obligations	46,160	484	—	46,644
Residential Real Estate Mortgage-backed Securities ("Agency MBSs")	101,396	2,371	66	103,701
Agency Commercial Mortgage Backed Securities ("Agency CMBSs")	25,432	104	16	25,520
Agency Collateralized Mortgage Obligations ("Agency CMOs")	63,014	460	70	63,404
Asset Backed Securities ("ABSs")	333	37	—	370
Total Available for Sale	$278,342	$3,893	$152	$282,083

		Gross		Gross
	Amortized	Unrecognized		Unrecognized		Fair
	Cost	Gains		Losses		Value
Held to Maturity:
U.S. Agency Obligations	$20,332		$693		$—		$21,025
U.S. GSEs	9,541		288		—		9,829
FHLB Obligations	4,748		182		—		4,930
Agency CMOs	82,038		714		168		82,584
Agency MBSs	7,270		237		—		7,507
Total Held to Maturity	$123,929		$2,114		$168		$125,875

The amortized cost and fair values of the securities classified as available for sale and held to maturity as of December 31, 2014 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available for Sale:
U.S. Treasury Obligations	$25,048	$57	$12	$25,093
Agency MBSs	92,827	2,680	100	95,407
Agency CMBSs	22,056	20	372	21,704
Agency CMOs	60,880	241	239	60,882
ABSs	351	36	—	387
Total Available for Sale	$201,162	$3,034	$723	$203,473

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Held to Maturity:
U.S. Agency Obligations (SBA's only)	$22,072	$597	$—	$22,669
U.S. GSEs	9,498	59	—	9,557
FHLB Obligations	4,720	100	—	4,820
Agency CMOs	94,022	280	519	93,783
Agency MBSs	8,109	233	—	8,342
Total Held to Maturity	$138,421	$1,269	$519	$139,171

The contractual final maturity distribution of the debt securities classified as available for sale as of September 30, 2015, are as follows:

		After One	After Five
	Within	But Within	But Within	After Ten
(In thousands)	One Year	Five Years	Ten Years	Years	Total
Available for Sale (at fair value):
U.S. Treasury Obligations	$—	$25,344	$—	$—	$25,344
U.S. GSEs	—	11,080	6,020	—	17,100
FHLB Obligations	—	30,054	16,590	—	46,644
Agency MBSs	50	3,506	33,916	66,229	103,701
Agency CMBSs	479	13,294	7,656	4,091	25,520
Agency CMOs	—	—	1,788	61,616	63,404
ABSs	—	—	—	370	370
Total Available for Sale	$529	$83,278	$65,970	$132,306	$282,083
Available for Sale (at amortized cost):
U.S. Treasury Obligations	$—	$25,060	$—	$—	$25,060
U.S. GSEs	—	10,951	5,996	—	16,947
FHLB Obligations	—	29,810	16,350	—	46,160
Agency MBSs	50	3,421	33,343	64,582	101,396
Agency CMBSs	476	13,296	7,577	4,083	25,432
Agency CMOs	—	—	1,778	61,236	63,014
ABSs	—	—	—	333	333
Total Available for Sale	$526	$82,538	$65,044	$130,234	$278,342

The contractual final maturity distribution of the debt securities classified as held to maturity as of September 30, 2015, are as follows:

		After One	After Five
	Within	But Within	But Within	After Ten
(In thousands)	One Year	Five Years	Ten Years	Years	Total
Held to Maturity (at fair value):
U.S. Agency Obligations	$—	$—	$—	$21,025	$21,025
U.S. GSEs	—	—	9,829	—	9,829
FHLB Obligations	—	—	4,930	—	4,930
Agency CMOs	—	—	—	82,584	82,584
Agency MBSs	4	—	99	7,404	7,507
Total Held to Maturity	$4	$—	$14,858	$111,013	$125,875
Held to Maturity (at amortized cost):
U.S. Agency Obligations	$—	$—	$—	$20,332	$20,332
U.S. GSEs	—	—	9,541	—	9,541
FHLB Obligations	—	—	4,748	—	4,748
Agency CMOs	—	—	—	82,038	82,038
Agency MBSs	4	—	86	7,180	7,270
Total Held to Maturity	$4	$—	$14,375	$109,550	$123,929

Actual maturities will differ from contractual maturities because borrowers may have rights to call or prepay obligations. Maturities of Agency MBSs and Agency CMOs in the tables above are based on final contractual maturities.

The following table presents the proceeds, gross gains and gross losses on available for sale securities for the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2015	2014	2015	2014
Proceeds	$—	$11,674	$—	$56,889
Gross gains	—	—	—	302
Gross losses	—	(37)	—	(196)
Net gains (losses)	$—	$(37)	$—	$106

Securities with a carrying amount of $347.64 million and $317.22 million at September 30, 2015 and December 31, 2014, respectively, were pledged to secure U.S. Treasury borrowings, public deposits, securities sold under agreements to repurchase, and for other purposes required by law.

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position, at September 30, 2015 were as follows:

	Less Than 12 Months		12 Months or More		Total
	Fair		Fair		Fair
(In thousands)	Value	Loss	Value	Loss	Value	Loss
Available for Sale:
U.S. Treasury Obligations	$—	$—	$—	$—	$—	$—
U.S. GSEs	—	—	—	—	—	—
FHLB Obligations	—	—	—	—	—	—
Agency MBSs	15,843	66	—	—	15,843	66
Agency CMBSs	—	—	4,839	16	4,839	16
Agency CMOs	7,138	20	6,532	50	13,670	70
ABSs	—	—	—	—	—	—
Total Available for Sale	$22,981	$86	$11,371	$66	$34,352	$152
Held to Maturity:
U.S. Agency Obligations	—	$—	$—	$—	$—	$—
U.S. GSEs	—	—	—	—	—	—
FHLB Obligations	$—	—	—	—	—	—
Agency CMOs	7,342	113	5,673	55	13,015	168
Agency MBSs	—	—	—	—	—	—
Total Held to Maturity	$7,342	$113	$5,673	$55	$13,015	$168

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position over our entire holding period, at December 31, 2014, were as follows:

	Less Than 12 Months		12 Months or More		Total
	Fair		Fair		Fair
(In thousands)	Value	Loss	Value	Loss	Value	Loss
Available for Sale:
U.S. Treasury Obligations	$5,080	$12	$—	$—	$5,080	$12
Agency MBSs	7,893	23	10,763	77	18,656	100
Agency CMBSs	—	—	17,478	372	17,478	372
Agency CMOs	11,384	49	10,962	190	22,346	239
ABSs	—	—	—	—	—	—
Total Available for Sale	$24,357	$84	$39,203	$639	$63,560	$723
Held to Maturity:
U.S. Agency Obligations	$—	$—	$—	$—	$—	$—
U.S. GSEs	—	—	—	—	—	—
FHLB Obligations	—	—	—	—	—	—
Agency CMOs	14,338	108	43,911	411	58,249	519
Agency MBSs	—	—	—	—	—	—
Total Held to Maturity	$14,338	$108	$43,911	$411	$58,249	$519

There were no securities classified as trading at September 30, 2015 and December 31, 2014.

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

At September 30, 2015, all of our Agency MBSs and Agency CMOs held were issued by U.S. government-sponsored entities and agencies, primarily the Federal National Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Corp (“FHLMC”), institutions which the government has affirmed its commitment to support.  Because the decline in fair value is attributable to changes in interest rates, and not credit quality, and because we do not have the intent to sell these securities and it is not likely that we will be required to sell the securities before their anticipated recovery, we do not consider these securities to be other-than-temporarily impaired at September 30, 2015.

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

During the first quarter of 2014 and the third and fourth quarters of 2013, we transferred securities from available for sale to held to maturity.  The unrealized holding loss at the time of transfer continues to be reported in accumulated other comprehensive income, net of tax and is amortized over the remaining lives of the securities as an adjustment of the yield.  The amortization of the unamortized holding loss reported in accumulated other comprehensive income will offset the effect on interest income of the discount for the transferred securities.  The remaining unamortized balance of the losses for the securities transferred from available for sale to held to maturity from prior years was $3.74 million, or $2.43 million, net of tax at September 30, 2015.

NOTE 4: REPURCHASE AGREEMENTS

The following table presents the contractual maturity of our secured borrowings and class of collateral pledged:

	At September 30, 2015
	Remaining Contractual Maturity of the Agreements
	Overnight and			Greater Than
(dollars in thousands)	Continuous	Up to 30 Days	30-90 Days	90 Days	Total
Repurchase Agreements:
Available for Sale:
U.S. Treasury Obligations	$24,649	$—	$—	$—	$24,649
U.S. GSEs	15,451			—	15,451
FHLB Obligations	42,278			—	42,278
Agency MBSs	43,848			401	44,249
Agency CMBSs	14,008			—	14,008
Agency CMOs	29,994			—	29,994
Total Available for Sale	$170,228	$—	$—	$401	$170,629

(In thousands)
Held to Maturity:
U.S. Agency Obligations	$13,953	$—	$—	$—	$13,953
Agency CMOs	64,519	—	—	—	64,519
Agency MBSs	18,694	—	—	—	18,694
Total Held to Maturity	$97,166	$—	$—	$—	$97,166

The fair value of securities pledged to secure repurchase agreements may decline. The Company manages this risk by having a policy to pledge securities valued at 100% above the gross outstanding balance of repurchase agreements.

NOTE 5: LOANS AND THE ALLOWANCE FOR CREDIT LOSSES

The composition of our loan portfolio at September 30, 2015 and December 31, 2014 was as follows:

(In thousands)	September 30, 2015	December 31, 2014
Commercial, financial and agricultural	$207,067	$177,597
Municipal loans	108,423	94,366
Real estate loans – residential	448,632	469,529
Real estate loans – commercial	450,673	412,447
Real estate loans – construction	40,748	23,858
Installment loans	2,370	4,504
All other loans	19	33
Total loans	$1,257,932	$1,182,334

We primarily originate residential real estate, commercial, commercial real estate, and municipal obligations to customers throughout the state of Vermont. There are no significant industry concentrations in the loan portfolio. Total loans in the table above included $802 thousand and $734 thousand of net deferred loan origination costs at September 30, 2015 and December 31, 2014, respectively. The aggregate amount of overdrawn deposit balances classified as loan balances was $323 thousand and $235 thousand at September 30, 2015 and December 31, 2014, respectively.

The following table reflects our loan loss experience and activity in the allowance for credit losses by portfolio segment for the three months ended September 30, 2015:

	Commercial,
	financial
	and		Real estate-	Real estate-	Real estate-
(In thousands)	agricultural	Municipal	residential	commercial	construction	Installment	All other	Totals
Allowance for credit losses:
Beginning balance	$3,450	369	3,126	5,354	533	59	—	$12,891
Charge-offs	(11)	—	(29)	—	—	(22)	—	(62)
Recoveries	3	—	7	1	—	8	—	19
Provision (credit)	(51)	291	(65)	(47)	11	11	—	150
Ending balance	$3,391	$660	$3,039	$5,308	$544	$56	$—	$12,998

The following table reflects our loan loss experience and activity in the allowance for credit losses by portfolio segment for the three months ended September 30, 2014:

	Commercial,
	financial
	and		Real estate-	Real estate-	Real estate-
(In thousands)	agricultural	Municipal	residential	commercial	construction	Installment	All other	Totals
Allowance for credit losses:
Beginning balance	$3,656	$386	$3,246	$5,089	$494	$18	$17	$12,906
Charge-offs	—	—	(7)	—	—	—	(48)	(55)
Recoveries	—	—	—	—	—	—	7	7
Provision (credit)	(253)	316	42	(45)	(94)	(2)	36	—
Ending balance	$3,403	$702	$3,281	$5,044	$400	$16	$12	$12,858

The following table reflects our loan loss experience and activity in the allowance for credit losses by portfolio segment for the nine months ended September 30, 2015:

	Commercial,
	financial		Real
	and		estate-	Real estate-	Real estate
(In thousands)	agricultural	Municipal	residential	commercial	construction	Installment	All other	Totals
Allowance for credit losses:
Beginning balance	$3,331	$636	$3,127	$5,251	$415	$13	$42	$12,815
Charge-offs	(28)	—	(84)	—	—	(65)	—	(177)
Recoveries	31	—	36	2	—	41	—	110
Provision (credit)	57	24	(40)	55	129	67	(42)	250
Ending balance	$3,391	$660	$3,039	$5,308	$544	$56	$—	$12,998

The following table reflects our loan loss experience and activity in the allowance for credit losses by portfolio segment for the nine months ended September 30, 2014:

	Commercial,
	financial and		Real estate-	Real estate-	Real estate-
(In thousands)	agricultural	Municipal	residential	commercial	construction	Installment	All Other	Total
Allowance for credit losses:
Beginning balance	$3,354	$768	$3,081	$5,085	$512	$18	$10	$12,828
Charge-offs	(34)	—	(25)	—	—	—	(99)	(158)
Recoveries	3	—	20	—	—	1	14	38
Provision (credit)	80	(66)	205	(41)	(112)	(3)	87	150
Ending balance	$3,403	$702	$3,281	$5,044	$400	$16	$12	$12,858

The allowance for credit losses consists of the allowance for loan losses and the reserve for undisbursed lines and letters of credit. The reserve for undisbursed lines and letters of credit is included in other liabilities on the balance sheet. The following presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment based upon impairment method at September 30, 2015:

	Commercial,
	financial and		Real estate-	Real estate-	Real estate-
(In thousands)	agricultural	Municipal	residential	commercial	construction	Installment	All other	Totals
Allowance for credit losses:
Ending balance individually evaluated for impairment	$—	$—	$139	$—	$—	$—	$—	$139
Ending balance collectively evaluated for impairment	3,391	660	2,900	5,308	544	56	—	12,859
Totals	$3,391	$660	$3,039	$5,308	$544	$56	$—	$12,998
Financing receivables:
Ending balance individually evaluated for impairment	$566	$—	$838	$—	$—	$—	$—	$1,404
Ending balance collectively evaluated for impairment	206,501	108,423	447,794	450,673	40,748	2,370	19	1,256,528
Totals	$207,067	$108,423	$448,632	$450,673	$40,748	$2,370	$19	$1,257,932
Components:
Allowance for loan losses	$2,833	$631	$2,959	$5,238	$493	$56	$—	$12,210
Reserve for undisbursed lines of credit	558	29	80	70	51	—	—	788
Total allowance for credit losses	$3,391	$660	$3,039	$5,308	$544	$56	$—	$12,998

The following presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment based upon impairment method at December 31, 2014:

	Commercial,
	financial and		Real estate-	Real estate-	Real estate-
(In thousands)	agricultural	Municipal	residential	commercial	construction	Installment	All other	Totals
Allowance for credit losses:
Ending balance individually evaluated for impairment	$—	$—	$63	$—	$—	$—	$—	$63
Ending balance collectively evaluated for impairment	3,331	636	3,064	5,251	415	13	42	12,752
Totals	$3,331	$636	$3,127	$5,251	$415	$13	$42	$12,815
Financing receivables:
Ending balance individually evaluated for impairment	$134	$—	$657	$—	$—	$—	$—	$791
Ending balance collectively evaluated for impairment	177,463	94,366	468,872	412,447	23,858	4,504	33	1,181,543
Totals	$177,597	$94,366	$469,529	$412,447	$23,858	$4,504	$33	$1,182,334
Components:
Allowance for loan losses	$2,583	$623	$3,038	$5,209	$325	$13	$42	$11,833
Reserve for undisbursed lines of credit	748	13	89	42	90	—	—	982
Total allowance for credit losses	$3,331	$636	$3,127	$5,251	$415	$13	$42	$12,815

The general component covers non-impaired loans and is based on historical loss experience adjusted for current factors.  The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by us over the most recent 5 years.  This actual loss experience is supplemented with other factors based on the risks present for each portfolio segment.  These factors include consideration of the following:  levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations. Due to the added risks associated with loans which are graded as pass-watch, special mention, and substandard that are not classified as impaired, an additional analysis is performed to determine whether an allowance is needed that is not fully captured by the historical loss experience. While historical loss experience by loan segment and migration of loans into higher risk classifications are considered, the following factors are also considered in determining the level of needed allowance on such loans: the historical loss rates of loans specifically classified as pass-watch, special mention, or substandard; and the trends in the collateral on the loans included within these classifications. This analysis created an additional $664 thousand at September 30, 2015 compared to $1.23 million at December 31, 2014 in needed allowance for loan loss.

The table below presents the recorded investment of loans, including nonaccrual and restructured loans, segregated by class, with delinquency aging as of September 30, 2015:

							91 Days or
			91 Days or				more past
	31-60 Days	61-90 Days	More	Total Past			due and
(In thousands)	Past Due	Past Due	Past Due	Due	Current	Total	Accruing
Commercial, financial and agricultural	$38	—	—	$38	$207,029	$207,067	$—
Municipal	—	—	—	—	108,423	108,423	—
Real estate-residential:
First mortgage	167	—	587	754	413,328	414,082	—
Second mortgage	—	—	—	—	34,550	34,550	—
Real estate-commercial:
Owner occupied	—	—	—	—	178,995	178,995	—
Non-owner occupied	—	—	—	—	271,678	271,678	—
Real estate-construction:
Residential	—	—	—	—	2,118	2,118	—
Commercial	—	—	—	—	38,630	38,630	—
Installment	—	—	—	—	2,370	2,370	—
Other	—	—	—	—	19	19	—
Total	$205	$—	$587	$792	$1,257,140	$1,257,932	$—

Of the total past due loans in the aging table above, $628 thousand are non-performing of which $0 are restructured loans and $0 were greater than 91 days past due and accruing.  There was a $164 thousand past due performing loan at September 30, 2015.

The table below presents the recorded investment of loans, including nonaccrual and restructured loans, segregated by class, with delinquency aging as of December 31, 2014:

							91 Days or
			91 Days or				more past
	31-60 Days	61-90 Days	More	Total Past			due and
(In thousands)	Past Due	Past Due	Past Due	Due	Current	Total	Accruing
Commercial, financial and agricultural	$49	$—	$—	$49	$177,548	$177,597	$—
Municipal	—	—	—	—	94,366	94,366	—
Real estate-residential:
First mortgage	157	—	391	548	431,191	431,739	—
Second mortgage	33	—	79	112	37,678	37,790	—
Real estate-commercial:
Owner occupied	—	—	—	—	179,851	179,851	—
Non-owner occupied	202	22	—	224	232,372	232,596	—
Real estate-construction:
Residential	—	—	—	—	4,131	4,131	—
Commercial	—	—	—	—	19,727	19,727	—
Installment	—	—	—	—	4,504	4,504	—
Other	—	—	—	—	33	33	—
Total	$441	$22	$470	$933	$1,181,401	$1,182,334	$—

Of the total past due loans in the aging table above, $519 thousand are non-performing, of which $0 are restructured loans and $0 are greater than 91 days past due and accruing.  There were $414 thousand past due performing loans at December 31, 2014.

Impaired loans by class at September 30, 2015 and average balance for the three and nine months ended September 30, 2015 are as follows:

				Three Months Ended	Nine Months Ended
				September 30, 2015	September 30, 2015
		Unpaid		Average	Average
	Recorded	Principal	Related	Recorded	Recorded
(In thousands)	Investment	Balance	Allowance	Investment	Investment
With no related allowance recorded
Commercial, financial and agricultural	$566	$572	$—	$571	$303
Residential:
First mortgage	457	543	—	293	200
Second mortgage	—	—	—	52	70
Commercial Real Estate:
Owner occupied	—	—	—	—	—
Non-owner occupied	—	—	—	—	3
Construction:
Residential	—	—	—	—	—
Commercial	—	—	—	—	—
Installment	—	—	—	—	—
With related allowance recorded
Commercial, financial and agricultural	—	—	—	—	166
Residential:
First mortgage	381	383	139	541	497
Second mortgage	—	—	—	—	6
Commercial Real Estate:
Owner occupied	—	—	—	—	—
Total
Commercial, financial and agricultural	566	572	—	571	469
Residential:	838	926	139	886	773
Commercial Real Estate:	—	—	—	—	3
Construction	—	—	—	—	—
Installment	—	—	—	—	—
Total	$1,404	$1,498	$139	$1,457	$1,245

Impaired loans by class at December 31, 2014 and average balance for the three and nine months ended September 30, 2014 are as follows:

				Three Months Ended	Nine Months Ended
				September 30, 2014	September 30, 2014
		Unpaid		Average	Average
	Recorded	Principal	Related	Recorded	Recorded
(In thousands)	Investment	Balance	Allowance	Investment	Investment
With no related allowance recorded
Commercial, financial and agricultural	$134	$136	$—	$66	$65
Residential:
First mortgage	147	257	—	283	284
Second mortgage	79	79	—	131	156
Commercial Real Estate:
Owner occupied	—	—	—	—	17
Installment	—	—	—	—	—
With related allowance recorded
Commercial, financial and agricultural	—	—	—	—	16
Residential:
First mortgage	431	432	63	190	189
Second mortgage	—	—	—	—	—
Commercial Real Estate:
Owner occupied	—	—	—	156	159
Installment	—	—	—	—	—
Total
Commercial, financial and agricultural	134	136	—	66	81
Residential:	657	768	63	604	629
Commercial Real Estate:	—	—	—	156	176
Installment	—	—	—	-	—
Total	$791	$904	$63	$826	$886

Residential and commercial loans serviced for others at September 30, 2015 and December 31, 2014 amounted to approximately $14.44 million and $13.53 million, respectively.

Nonperforming loans at September 30, 2015 and December 31, 2014 are as follows:

(In thousands)	September 30, 2015	December 31, 2014
Nonaccrual loans	$713	$598
Loans greater than 90 days and accruing	—	—
Troubled debt restructurings ("TDRs")	691	193
Total nonperforming loans	$1,404	$791

Of the total TDRs in the table above, $51 thousand at September 30, 2015 and $63 thousand at December 31, 2014 were nonaccruing. We have reviewed all restructurings that occurred on or after January 1, 2015 for identification as TDRs. Loans with a balance of $88 thousand and $0 thousand were restructured during the three months ended September 30, 2015 and September 30, 2014, respectively and considered to be TDRs. Loans with a balance of $559 thousand were restructured during the nine months ended September 30, 2015 as compared to loan balances of $113 thousand for the nine months ended September 30, 2014 and considered to be TDRs.

TDRs represent balances where the existing loan was modified involving a concession in rate, term or payment amount due to the distressed financial condition of the borrower. All TDRs at September 30, 2015 continue to pay as agreed according to the modified terms and four of the six TDRs are considered well-secured.  At September 30, 2015, there were no commitments to lend additional funds to borrowers whose loans have been modified in a TDR. We had no commitments to lend additional funds to borrowers whose loans were in nonaccrual status or to borrowers whose loans were 91 days past due and still accruing at September 30, 2015. Interest income on restructured loans during the three and nine months ended September 30, 2015 and 2014 was insignificant.

Nonaccrual loans by class as of September 30, 2015 and December 31, 2014 are as follows:

(In thousands)	September 30, 2015	December 31, 2014
Commercial, financial and agricultural	$6	$88
Real estate - residential:
First mortgage	707	431
Second mortgage	—	79
Real estate - commercial:
Owner occupied	—	—
Non owner occupied	—	—
Installment	—	—
Total nonaccruing non-TDR loans	$713	$598
Nonaccruing TDR’s
Commercial, financial and agricultural	2	5
Real estate – residential:
First mortgage	49	58
Real estate - commercial:
Owner occupied	—	—
Total nonaccrual loans including TDRs	$764	$661

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

Below is a summary of loans by credit quality indicator as of September 30, 2015:

			Pass-	Special	Sub-
(In thousands)	Unrated	Pass	Watch	Mention	Standard	Total
Commercial, financial and agricultural	$369	173,855	18,151	4,211	10,481	$207,067
Municipal	69	95,495	10,991	1,868	—	108,423
Real estate – residential:
First mortgage	411,221	2,015	166	—	680	414,082
Second mortgage	34,550	—	—	—	—	34,550
Real estate – commercial:
Owner occupied	129	147,644	14,236	3,583	13,403	178,995
Non-owner occupied	167	252,110	15,670	2,140	1,591	271,678
Real estate – construction:
Residential	51	2,067	—	—	—	2,118
Commercial	172	34,147	2,474	—	1,837	38,630
Installment	2,370	—	—	—	—	2,370
All other loans	19	—	—	—	—	19
Total	$449,117	$707,333	$61,688	$11,802	$27,992	$1,257,932

Below is a summary of loans by credit quality indicator as of December 31, 2014:

			Pass-	Special	Sub-
(In thousands)	Unrated	Pass	Watch	Mention	Standard	Total
Commercial, financial and agricultural	$352	$143,813	$21,563	$3,942	$7,927	$177,597
Municipal	40	75,337	17,101	1,888	—	94,366
Real estate – residential:
First mortgage	428,073	3,046	170	—	450	431,739
Second mortgage	37,790	—	—	—	—	37,790
Real estate – commercial:
Owner occupied	127	142,741	17,136	1,378	18,469	179,851
Non-owner occupied	249	208,128	22,345	—	1,874	232,596
Real estate – construction:
Residential	288	3,843	—	—	—	4,131
Commercial	170	17,588	40	—	1,929	19,727
Installment	4,504	—	—	—	—	4,504
All other loans	33	—	—	—	—	33
Total	$471,626	$594,496	$78,355	$7,208	$30,649	$1,182,334

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

Financial instruments on a recurring basis

The table below presents the balance of financial assets and liabilities at September 30, 2015 measured at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Assets
U.S. Treasury Obligations	$25,344	$—	$25,344	$—
U.S. GSEs	17,100	—	17,100	—
FHLB Obligations	46,644	—	46,644	—
Agency MBSs	103,701	—	103,701	—
Agency CMBSs	25,520	—	25,520	—
Agency CMOs	63,404	—	63,404	—
ABSs	370	—	370	—
Interest rate swap agreements	1,363	—	1,363	—
Total assets	$283,446	$—	$283,446	$—
Liabilities
Interest rate swap agreements	1,313	—	1,313	—
Total liabilities	$1,313	$—	$1,313	$—

The table below presents the balance of financial assets and liabilities at December 31, 2014 measured at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Assets
U.S. Treasury Obligations	$25,093	$—	$25,093	$—
Agency MBSs	95,407	—	95,407	—
Agency CMBSs	21,704	—	21,704	—
Agency CMOs	60,882	—	60,882	—
ABSs	387	—	387	—
Interest rate swap agreements	618	—	618	—
Total assets	$204,091	$—	$204,091	$—
Liabilities
Interest rate swap agreements	1,096	—	1,096	—
Total liabilities	$1,096	$—	$1,096	$—

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

There were no transfers between Level 1 and Level 2 for the nine months ended September 30, 2015 and 2014.  There were no Level 3 assets measured at fair value on a recurring basis at September 30, 2015 or December 31, 2014.

Financial instruments on a non-recurring basis

Certain financial assets are also measured at fair value on a non-recurring basis; however, they were not material at September 30, 2015 or December 31, 2014. These financial assets include impaired loans and OREO.

The table below presents the balance of financial instruments by class at September 30, 2015 measured at fair value:

	Carrying
(In thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$111,459	$111,459	$111,459	$—	$—
Securities available for sale	282,083	282,083	—	282,083	—
Securities held to maturity	123,929	125,875	—	125,875	—
FHLB stock	4,378	N/A	N/A	N/A	N/A
Loans, net of allowance for loan losses	1,245,722	1,251,043	—	—	1,251,043
Interest rate swap agreement	1,363	1,363	—	1,363	—
Accrued interest receivable	3,676	3,676	—	1,063	2,613
Total	$1,772,610	$1,775,499	$111,459	$410,384	$1,253,656
Deposits	$1,387,473	$1,387,239	$1,195,295	$191,944	$—
Securities sold under agreement to repurchase	267,794	267,763	—	267,763	—
Other long-term debt	2,258	2,234	—	2,234	—
Junior subordinated debentures issued to unconsolidated subsidiary trust	20,619	15,219	—	15,219	—
Interest rate swap agreement	1,313	1,313	—	1,313	—
Accrued interest payable	133	133	12	121	—
Total	$1,679,590	$1,673,901	$1,195,307	$478,594	$—

The table below presents the balance of financial instruments by class at December 31, 2014 measured at fair value:

	Carrying
(In thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$154,459	$154,459	$154,459	$—	$—
Securities available for sale	203,473	203,473	—	203,473	—
Securities held to maturity	138,421	139,171	—	139,171	—
FHLB stock	4,378	N/A	N/A	N/A	N/A
Loans, net of allowance for loan losses	1,170,501	1,172,517	—	—	1,172,517
Interest rate swap agreement	618	618	—	618	—
Accrued interest receivable	3,787	3,787	—	847	2,940
Total	$1,675,637	$1,674,025	$154,459	$344,109	$1,175,457
Deposits	$1,308,772	$1,308,904	$1,097,088	$211,816	$—
Securities sold under agreement to repurchase	258,464	258,438	—	258,438	—
Other long-term debt	2,320	2,277	—	2,277	—
Junior subordinated debentures issued to unconsolidated subsidiary trust	20,619	14,476	—	14,476	—
Interest rate swap agreement	1,096	1,096	—	1,096	—
Accrued interest payable	165	165	19	146	—
Total	$1,591,436	$1,585,356	$1,097,107	$488,249	$—

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

Commitments to Extend Credit and Standby Letters of Credit - The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of financial standby letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties. The fair value of commitments to extend credit and standby letters of credit is approximately $62 thousand at September 30, 2015 and $47 thousand as of December 31, 2014, respectively.

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

The following tables summarize the components of net periodic benefit cost and other changes in Pension Plan assets and benefit obligations recognized for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended		Nine Months Ended
	September		September
(In thousands)	2015	2014	2015	2014
Interest cost	$112	$116	$336	$348
Expected return on plan assets	(264)	(265)	(791)	(795)
Service costs	13	11	39	33
Net loss amortization	103	31	308	97
Net periodic pension cost	$(36)	$(107)	$(108)	$(317)

We have no minimum required contribution for 2015.

Our Pension Investment Policy Statement sets forth the investment objectives and constraints of the Pension Plan. The purpose of the policy is to assist our Retirement Plan Committee in effectively supervising, monitoring, and evaluating the Pension Plan.

NOTE 8: EARNINGS PER SHARE

The following table presents reconciliations of the calculations of basic and diluted earnings per share for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands except per share data)	2015	2014	2015	2014
Net income	$3,856	$2,806	$10,308	$9,623
Weighted average common shares outstanding	6,338	6,329	6,333	6,325
Dilutive effect of common stock equivalents	11	16	13	19
Weighted average common and common equivalent shares outstanding	6,349	6,345	6,346	6,344
Basic earnings per common share	$0.61	$0.44	$1.63	$1.52
Diluted earnings per common share	$0.61	$0.44	$1.62	$1.52

Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding for the three and nine months ended September 30, 2015 and 2014. The computation of diluted earnings per share includes the effect of assumed exercises of outstanding stock options.

NOTE 9: STOCK REPURCHASE PROGRAM

We extended our stock buyback program through January 2016. Under the program, which was originally adopted in January 2007, we may repurchase up to 200,000 shares of our common stock on the open market from time to time, and have purchased 143,475 shares at an average price per share of $23.00 since the program’s adoption. We did not repurchase any of our shares during 2014 or during the nine months ended September 30, 2015, and do not expect to repurchase shares in the near future.

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

Disclosures are required regarding liability-recognition for the fair value at issuance of certain guarantees. We do not issue any guarantees that would require liability-recognition or disclosure, other than our standby letters of credit. We have issued conditional commitments in the form of standby letters of credit to guarantee payment on behalf of a customer and guarantee the performance of a customer to a third party. Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit totaled approximately $6.19 million and $8.77 million at September 30, 2015 and December 31, 2014, respectively, and represent the maximum potential future payments we could be required to make. Typically, these instruments have terms of 12 months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance sheet instruments. Our policies governing loan collateral apply to standby letters of credit at the time of credit extension. Loan-to-value ratios are generally consistent with loan-to-value requirements for other commercial loans secured by similar types of collateral.

We may enter into commitments to sell loans, which involve market and interest rate risk. There were no such commitments at September 30, 2015 or December 31, 2014.

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

NOTE 11: ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables present the changes in accumulated other comprehensive (loss) by component, net of tax:

	Unrealized	Unrealized Gains
	Gains (Losses)	(Losses) on Securities
	on Securities	Transferred From			Accumulated Other
	Available-For-	Available-For-Sale to		Interest Rate	Comprehensive
(In thousands)	Sale	Held-To-Maturity	Pension Plan	Swaps	Income (Loss)
Beginning Balance June 30, 2015	$1,200	$(2,572)	$(3,261)	$(290)	$(4,923)
Other comprehensive income before reclassifications	1,215	—	—	73	1,288
Transfer of securities from available-for-sale to held-to-maturity	—	—	—	—	—
Accretion of unrealized losses of securities transferred from available-for-sale to held-to-maturity recognized in other comprehensive income	—	144	—	—	144
Reclassification adjustments for (gains) losses reclassified into income	—	—	67	—	67
Net current period other comprehensive (loss) income	1,215	144	67	73	1,499
Balance September 30, 2015	$2,415	$(2,428)	$(3,194)	$(217)	$(3,424)

Beginning Balance December 31, 2014	$1,482	$(2,824)	$(3,395)	$(311)	$(5,048)
Other comprehensive income before reclassifications	933	—	—	94	1,027
Transfer of securities from available-for-sale to held-to-maturity	—	—	—	—	—
Accretion of unrealized losses of securities transferred from available-for-sale to held-to-maturity recognized in other comprehensive income	—	396	—	—	396
Reclassification adjustments for (gains) losses reclassified into income	—	—	201	—	201
Net current period other comprehensive (loss) income	933	396	201	94	1,624
Balance September 30, 2015	$2,415	$(2,428)	$(3,194)	$(217)	$(3,424)

	Unrealized	Unrealized Gains
	Gains (Losses)	(Losses) on Securities
	on Securities	Transferred From			Accumulated Other
	Available-For-	Available-For-Sale to		Interest Rate	Comprehensive
(In thousands)	Sale	Held-To-Maturity	Pension Plan	Swaps	Income (Loss)
Beginning Balance June 30, 2014	$1,436	$(3,064)	$(1,748)	$(407)	$(3,783)
Other comprehensive income before reclassifications	(589)	—	—	66	(523)
Transfer of securities from available-for-sale to held-to-maturity	—	—	—	—	—
Accretion of unrealized losses of securities transferred from available-for-sale to held-to-maturity recognized in other comprehensive income	—	127	—	—	127
Reclassification adjustments for (gains) losses reclassified into income	24	—	21	—	45
Net current period other comprehensive (loss) income	(565)	127	21	66	(351)
Balance September 30, 2014	$871	$(2,937)	$(1,727)	$(341)	$(4,134)

Beginning Balance December 31, 2013	$(162)	$(3,296)	$(1,790)	$(472)	$(5,720)
Other comprehensive income before reclassifications	1,110	—	—	131	1,241
Transfer of securities from available-for-sale to held-to-maturity	(8)	8	—	—	—
Accretion of unrealized losses of securities transferred from available-for-sale to held-to-maturity recognized in other comprehensive income	—	351	—	—	351
Reclassification adjustments for (gains) losses reclassified into income	(69)	—	63	—	(6)
Net current period other comprehensive (loss) income	1,033	359	63	131	1,586
Balance September 30, 2014	$871	$(2,937)	$(1,727)	$(341)	$(4,134)

All amounts in the tables above are net of tax. Amounts in parentheses indicate debits.

Details of amounts reclassified from accumulated comprehensive income for the three and nine months ended September 30, 2015 and 2014 are presented below:

	Three Months	Nine Months
Details about Accumulated Other	Ended	Ended
Comprehensive Income Components	September 30,	September 30,	Affected Line Item in the Statement
(In thousands)	2015	2015	Where Net Income is Presented
Unrealized gains on securities	$-	$-	Net gains on investment securities
			Total before tax
			Provision for income taxes
	$-	$-	(Increase) / Decrease to Net Income

Amortization of actuarial loss for
defined benefit pension plan	$103	$308	Compensation and benefits expense
	103	308	Total before tax
	(36)	(107)	Provision for income taxes
	$67	$201	Net of tax

Total reclassification adjustments	$67	$201	(Increase) / Decrease to Net Income

	Three Months	Nine Months
Details about Accumulated Other	Ended	Ended
Comprehensive Income Components	September 30,	September 30,	Affected Line Item in the Statement
(In thousands)	2014	2014	Where Net Income is Presented
Unrealized gains on securities	$37	$(106)	Net -gains losses on investment securities
	37	(106)	Total before tax
	(13)	37	Provision for income taxes
	$24	$(69)	Net of tax
Amortization of actuarial loss for
defined benefit pension plan	$31	$97	Compensation and benefits expense
	31	97	Total before tax
	(10)	(34)	Provision for income taxes
	$21	$63	(Increase) / Decrease to Net Income

Total reclassification adjustments	$45	$(6)	(Increase) / Decrease to Net Income

NOTE 12: DERIVATIVE FINANCIAL INSTRUMENTS

At September 30, 2015 and December 31, 2014, we had an interest rate swap with a notional amount of $10 million that was designated as a cash flow hedge. The swap was used to convert a portion of the floating rate interest on our trust preferred issuance to a fixed rate of interest. Each quarter we assess the effectiveness of the hedging relationships by comparing the changes in cash flows of the derivative hedging instruments with the changes in cash flows of the designated hedged item. There was no ineffective portion recognized in earnings during the three and nine months ended September 30, 2015 and 2014. The fair value of $(335) thousand and $(479) thousand was reflected in other liabilities in the accompanying consolidated balance sheets at September 30, 2015 and December 31, 2014, respectively.

We entered into interest rate swaps with a notional amount of $37.8 million with certain of our commercial customers.  In order to minimize our risk, these customer derivatives (pay floating/receive fixed swaps) have been offset with essentially matching interest rate swaps with our counterparty totaling $37.8 million (pay fixed/receive floating swaps). At September

30, 2015, the weighted average receive rate of these interest rate swaps was 1.87%, the weighted average pay rate was 3.65% and the weighted average maturity was 11.3 years.  The fair values of $978 thousand and $978 thousand were reflected in other assets and other liabilities, respectively, in the accompanying consolidated balance sheets at September 30, 2015.  The fair values of $618 thousand and $618 thousand were reflected in other assets and other liabilities, respectively, in the accompanying consolidated balance sheets at December 31, 2014.  Hedge accounting has not been applied for these derivatives.  Because the terms of the swaps with our customer and the other financial institution offset each other, with the only difference being counterparty credit risk, changes in the fair value of the underlying derivative contracts are not materially different and do not significantly impact our results of operations.

We entered into interest rate swaps with notional amounts totaling $8.89 million at September  30, 2015, and $9.36 million at December 31, 2014, that were designated as fair value hedges of certain fixed rate loans with municipalities. At September 30, 2015, the weighted average receive rate of these interest rate swaps was 1.57%, the weighted average pay rate was 3.26% and the weighted average maturity was 16.8 years. The fair value of $385 thousand at September 30, 2015, was reflected as a reduction to loans and an increase to other assets. The ineffective portion of the interest swaps was immaterial and as such, amounts are not recognized in earnings.

We assessed our counterparty risk at September 30, 2015 and determined any credit risk inherent in our derivative contracts was insignificant. Information about the fair value of derivative financial instruments can be found in Note 6 to these consolidated financial statements.

NOTE 13:  BUSINESS COMBINATION

On April 27, 2015, we entered into an Agreement and Plan of Merger (the “merger agreement”) with NUVO Bank & Trust Company, Springfield, Massachusetts (“NUVO”) pursuant to which we will acquire NUVO in a transaction structured as a merger of NUVO with and into our wholly-owned subsidiary, Merchants Bank, with Merchants Bank surviving.

Pursuant to the merger agreement, each outstanding share of NUVO common stock will be converted into the right to receive, at the election of the shareholder and subject to the allocation and proration procedures described in the merger agreement, either: (i) 0.2416 shares of our common stock (the “stock consideration”), or (ii) $7.15 in cash, without interest (the “cash consideration”).  The value of the cash consideration will remain fixed while the value of the stock consideration will fluctuate with the market price of our common stock. At announcement of the proposed merger on April 27, 2015, the consideration to be paid was valued at approximately $21.8 million. All elections for the merger consideration are subject to allocation and proration procedures that are intended to ensure that approximately 75% of the total number of shares of NUVO common stock outstanding immediately prior to the effective time of the merger will be converted into shares of our common stock, and the remaining shares of NUVO common stock will be converted into cash.  This will result in NUVO shareholders owning up to 517,224 shares of our common stock, or approximately 8.2% of our outstanding shares, following the closing of the transaction.  Holders of NUVO common stock options will receive a cash payment for the difference between $7.15 and the exercise price of the option, while warrant holders of NUVO may either be cashed out in a similar fashion or receive an equivalent warrant to acquire our common stock.

We estimate that upon completion of the merger, our combined total assets, loans and deposits will approximate $2.00 billion, $1.42 billion and $1.53 billion, respectively.

In conjunction with the planned merger, we have incurred certain non-recurring costs, including legal fees, investment banking fees, and other related expenses for the three and nine months ended September 30, 2015 of $215 thousand and $363 thousand, respectively.  These non-recurring costs are presented on the consolidated statements of income within non-interest expense as merger and acquisition costs. We expect to continue to incur related non-recurring costs through the closing of the planned merger with NUVO.

On September 30, 2015, the shareholders of NUVO approved the proposed merger.  The merger has also been approved by the FDIC and the Vermont Department of Financial Regulation.  An application for approval of the merger is pending with the Massachusetts Division of Banks. Subject to receipt of all required regulatory approvals and satisfaction of all other conditions, the parties expect the merger to close during the fourth quarter of 2015.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q that are not historical facts may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks and uncertainties. These statements, which are based on certain assumptions and describe Merchants’ future plans, strategies and expectations, can generally be identified by the use of the words “may,” “will,” “should,” “could,” “would,” “plan,” “potential,” “estimate,” “project,” “believe,” “intend,” “anticipate,” “expect,” “target” and similar expressions. Forward-looking statements are based on the current assumptions and beliefs of management and are only expectations of future results. Our actual results could differ materially from those projected in the forward-looking statements as a result of, among others, delays in completing the announced merger with NUVO Bank & Trust Company (“NUVO”); failure to obtain required regulatory approvals for the merger; disruptions to the parties’ businesses as a result of the announcement and pendency of the merger; costs or difficulties related to the integration of the business following the merger; continued weakness in general, national, regional or local economic conditions; the performance of our investment portfolio, quality of credits or the overall demand for services; changes in loan default and charge-off rates which could affect the allowance for credit losses; declines in the equity and financial markets; reductions in deposit levels which could necessitate increased and/or higher cost borrowing to fund loans and investments; declines in mortgage loan refinancing, equity loan and line of credit activity which could reduce net interest and non-interest income; changes in the domestic interest rate environment and inflation; changes in the carrying value of investment securities and other assets; misalignment of our interest-bearing assets and liabilities; increases in loan repayment rates affecting interest income and the value of mortgage servicing rights; changing business, banking, or regulatory conditions or policies, or new legislation affecting the financial services industry that could lead to changes in the competitive balance among financial institutions, restrictions on bank activities, changes in costs (including deposit insurance premiums), increased regulatory scrutiny, declines in consumer confidence in depository institutions, or changes in the secondary market for bank loan and other products; and changes in accounting rules, federal and state laws, IRS regulations, and other regulations and policies governing financial holding companies and their subsidiaries which may impact our ability to take appropriate action to protect our financial interests in certain loan situations.

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

In several places net interest income is presented on a fully taxable equivalent basis. Specifically included in interest income is tax-exempt interest income from certain tax-exempt loans. An amount equal to the tax benefit derived from this tax exempt income is added back to the interest income total, to produce net interest income on a fully taxable equivalent basis. We believe the disclosure of taxable equivalent net interest income information improves the clarity of financial analysis, and is particularly useful to investors in understanding and evaluating the changes and trends in our results of operations. Other financial institutions commonly present net interest income on a taxable equivalent basis. This adjustment is considered helpful in the comparison of one financial institution’s net interest income to that of another, as each will have a different proportion of taxable exempt interest from its earning assets. Moreover, net interest income is a component of a second financial measure commonly used by financial institutions, net interest margin, which is the ratio of net interest income to average earning assets. For purposes of this measure as well, other financial institutions generally use taxable equivalent net interest income. We follow these practices. A reconciliation of taxable equivalent financial information to our consolidated financial statements prepared in accordance with GAAP appears at the bottom of the tables on pages 34 and 35.  A 35.0% tax rate was used in both 2015 and 2014.

GENERAL

The following discussion and analysis of financial condition as of September 30, 2015 and December 31, 2014 and results of operations of Merchants and its subsidiaries for the three and nine months ended September 30, 2015 and 2014 should be read in conjunction with the consolidated financial statements and notes thereto and selected statistical information appearing elsewhere in this Quarterly Report on Form 10-Q. The financial condition and results of operations of Merchants essentially reflect the operations of its principal subsidiary, Merchants Bank.

RESULTS OF OPERATIONS

Overview

We realized net income of $3.86 million and $10.31 million, or diluted earnings per share of $0.61 and $1.62 for the three and nine months ended September 30, 2015, respectively. This compares to net income of $2.81 million and $9.62 million, or diluted earnings per share of $0.44 and $1.52 for the three and nine months ended September 30, 2014, respectively. The return on average assets was 0.88% for the three months and 0.79% for the nine months ended September 30, 2015, compared to 0.68% and 0.77% for the same periods in 2014. The return on average equity was 11.93% and 10.75% for the three and nine months ended September 30, 2015, respectively, compared to 9.02% and 10.48% for the same periods in 2014. Merchants Bancshares’ Board of Directors approved a dividend of $0.28 per share, payable November 23, 2015, to shareholders of record as of November 9, 2015.

Shareholders’ equity ended the quarter at $132.6 million, and the book value per share increased by $1.04 to $20.93 per share at September 30, 2015 from $19.89 at December 31, 2014. At September 30, 2015 CET1 was 13.84%.  At September 30, 2015, the tier 1 leverage ratio increased to 8.93%, total risk-based capital ratio increased to 17.11% and the tangible capital ratio decreased slightly to 7.29% from 8.76%, 16.95% and 7.30%, respectively, at December 31, 2014.

➢

Net interest income - Our taxable equivalent net interest income was $12.60 million and $36.91 million for the three and nine months ended September 30, 2015, compared with $12.01 million and $36.50 million for the same periods in 2014. The increase in net interest income is attributable to growth in both total commercial loans and the investment portfolio. The taxable equivalent net interest margin was 2.96% and 2.95% for the quarter and nine months ended September 30, 2015, compared to 3.03% and 3.07% for the same periods in 2014. The decreases of seven and twelve basis points from the same periods in 2014 were primarily due to the decline in asset yields.

➢

Provision for Credit Losses – The provision for credit losses was $250 thousand for the nine months ended September 30, 2015, compared to $150 thousand during the nine months ended September 30, 2014. The additional provision was a result of continued loan growth. The Bank continues to experience strong credit quality.

➢

Loans - Average loan balances for the three months ended September 30, 2015 were $1.25 billion, $25.4 million higher on a linked quarter basis and $82.1 million higher from the fourth quarter of 2014.  Ending loan balances were $1.26 billion, an increase of $54.3 million from June 30, 2015 and $75.6 million from December 31, 2014.  The increase in loan balances reflects growth in commercial real estate loans and normal seasonal growth in municipal loans.

➢

Deposits – Quarterly average deposit balances increased by $60 million to $1.40 billion, a 4% increase over quarterly averages for the third quarter of 2014. Securities sold under agreement to repurchase, which represent collateralized customer accounts, were $268 million at September 30, 2015, an increase of $80 million from September 30, 2014, due to an increase in municipal customers.

➢

Non-interest income - Total noninterest income increased $573 thousand to $3.45 million for the third quarter of 2015 compared to the third quarter of 2014 and increased $137 thousand to $8.87 million for the first nine months of 2015. The increase for both the three and nine months ended September 30, 2015 is due to higher debit card income of $118 thousand and $287 thousand, respectively and higher miscellaneous income of $420 thousand and $253 thousand, respectively.

➢

Non-interest expense – Total noninterest expense for the third quarter of 2015 (excluding merger-related and severance costs for 2015, and conversion and severance expenses for 2014) was $10.05 million, an increase of $175 thousand from the third quarter in 2014. On a year-to-date basis, noninterest expenses (excluding merger-related costs for 2015 and conversion expenses for 2014) increased $572 thousand to $30.72 million.

Net Interest Income

As shown on the tables on pages 34 and 35, our taxable equivalent net interest income was $12.60 million and $36.91 million for the three and nine months ended September 30, 2015, respectively, compared to $12.01 million and $36.50 million, respectively, for the same periods in 2014.   Our taxable equivalent net interest margin was 2.96% and 2.95% for the quarter and nine months ended September 30, 2015, compared to 3.03% and 3.07%, respectively, for the same periods in 2014. The margin declined seven basis points from the third quarter of 2014 and twelve basis points on a year-to-date basis. The decline in the margin is driven by lower yields on loans and investments due to a prolonged low interest rate environment, which was not offset by corresponding declines in yields on deposits and borrowings.

The following tables present an analysis of net interest income and illustrate interest income earned and interest expense charged for each major component of interest earning assets and interest bearing liabilities. Yields/rates are computed on a fully taxable-equivalent basis, using a 35% tax rate.  Nonaccrual loans are included in the average loan balance outstanding.

	Three Months Ended
	September 30, 2015			September 30, 2014
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
(In thousands, fully taxable equivalent)	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS:
Loans, including fees on loans	$1,245,861	$11,583	3.69%	$1,162,236	$11,151	3.81%
Investments	395,560	1,961	1.98%	341,165	1,885	2.19%
Interest-earning deposits with banks and other short-term	52,795	25	0.19%	72,400	37	0.20%
investments
Total interest earning assets	1,694,216	13,569	3.19%	1,575,801	13,073	3.29%
Allowance for loan losses	(12,223)			(12,090)
Cash and due from banks	26,049			27,871
Bank premises and equipment, net	15,142			15,923
Bank owned life insurance	10,456			10,190
Other assets	26,103			24,695
Total assets	$1,759,743			$1,642,390

LIABILITIES AND SHAREHOLDERS' EQUITY:
Interest-bearing deposits:
Savings, interest bearing checking and money market accounts	$613,337	$354	0.23%	$612,811	$370	0.24%
Time deposits	195,044	318	0.65%	247,297	433	0.70%
Total interest bearing deposits	808,381	672	0.33%	860,108	803	0.37%
Short-term borrowings	9,649	8	0.33%	96	—	—%
Securities sold under agreements to repurchase, short-term	195,410	89	0.18%	152,451	62	0.16%
Other long-term debt	2,265	12	2.01%	2,348	12	2.04%
Junior subordinated debentures issued to unconsolidated subsidiary trust	20,619	187	3.63%	20,619	189	3.71%
Total borrowed funds	227,943	296	0.52%	175,514	263	0.60%
Total interest bearing liabilities	1,036,324	$968	0.37%	1,035,622	$1,066	0.41%
Noninterest bearing deposits	586,773			475,101
Other liabilities	7,388			7,250
Shareholders' equity	129,258			124,417
Total liabilities and shareholders' equity	$1,759,743			$1,642,390

Net interest earning assets	$657,893			$540,179

Net interest income (fully taxable equivalent)		$12,601			$12,007
Tax equivalent adjustment		(527)			(509)
Net interest income		$12,073			$11,498

Net interest rate spread			2.82%			2.88%

Net interest margin			2.96%			3.03%

	Nine Months Ended
	September 30, 2015			September 30, 2014
	Interest			Interest
	Average	Income/	Average	Average	Income/	Average
(In thousands, fully taxable equivalent)	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS:
Loans, including fees on loans	$1,218,067	$34,013	3.73%	$1,166,197	$33,727	3.86%
Investments	379,030	5,784	2.04%	360,790	6,145	2.28%
Interest-earning deposits with banks and other short-term	73,630	157	0.28%	64,328	110	0.23%
investments
Total interest earning assets	1,670,727	39,954	3.20%	1,591,315	39,982	3.36%
Allowance for loan losses	(12,065)			(12,138)
Cash and due from banks	25,066			27,646
Bank premises and equipment, net	15,362			15,578
Bank owned life insurance	10,395			10,110
Other assets	27,038			26,858
Total assets	$1,736,523			$1,659,369

LIABILITIES AND SHAREHOLDERS' EQUITY:
Interest-bearing deposits:
Savings, interest bearing checking and money market accounts	$577,006	$1,075	0.25%	$715,869	$1,283	0.24%
Time deposits	201,601	975	0.65%	271,062	1,358	0.67%
Total interest bearing deposits	778,607	2,050	0.35%	986,931	2,641	0.36%
Short-term borrowings	5,285	13	0.33%	283	—	—%
Securities sold under agreements to repurchase, short-term	212,859	390	0.24%	181,002	241	0.18%
Other long-term debt	2,286	35	2.03%	2,369	37	2.09%
Junior subordinated debentures issued to unconsolidated subsidiary trust	20,619	560	3.63%	20,619	561	3.70%
Total borrowed funds	241,049	998	0.55%	204,273	839	0.55%
Total interest bearing liabilities	1,019,656	$3,048	0.40%	1,191,204	$3,480	0.39%
Noninterest bearing deposits	581,351			337,546
Other liabilities	7,640			8,204
Shareholders' equity	127,876			122,415
Total liabilities and shareholders' equity	$1,736,523			$1,659,369

Net interest earning assets	$651,072			$400,111

Net interest income (fully taxable equivalent)		$36,906			$36,502
Tax equivalent adjustment		(1,535)			(1,567)
Net interest income		$35,371			$34,935

Net interest rate spread			2.80%			2.97%

Net interest margin			2.95%			3.07%

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

Analysis of Changes in Fully Taxable Equivalent Net Interest Income

	Three Months Ended			Due to
	September 30,		Increase			Volume/
(In thousands)	2015	2014	(Decrease)	Volume	Rate	Rate
Fully taxable equivalent interest income:
Loans, including fees on loans	$11,583	$11,151	$432	$803	$(356)	$(15)
Investments	1,961	1,885	76	300	(178)	(46)
Federal funds sold, securities sold under agreements to repurchase and interest bearing deposits with banks	25	37	(12)	(10)	(3)	1
Total interest income	13,569	13,073	496	1,093	(537)	(60)
Less interest expense:
Savings, interest bearing checking and money market accounts	354	370	(16)	—	(32)	16
Time deposits	318	433	(115)	(88)	(14)	(13)
Federal funds purchased and Federal Home Loan Bank short-term borrowings	8	—	8	7	—	1
Securities sold under agreements to repurchase, short-term	89	62	27	21	(4)	10
Other long-term debt	12	12	—	—	—	—
Junior subordinated debentures issued to unconsolidated subsidiary trust	187	189	(2)	—	(4)	2
Total interest expense	968	1,066	(98)	(60)	(54)	16
Net interest income	$12,601	$12,007	$594	$1,153	$(483)	$(76)

	Nine Months Ended			Due to
	September 30,		Increase			Volume/
(In thousands)	2015	2014	(Decrease)	Volume	Rate	Rate
Fully taxable equivalent interest income:
Loans, including fees on loans	$34,013	$33,727	$286	$1,498	$(1,104)	$(108)
Investments	5,784	6,145	(361)	311	(647)	(25)
Federal funds sold, securities sold under agreements to repurchase and interest bearing deposits with banks	157	110	47	16	26	5
Total interest income	39,954	39,982	(28)	1,825	(1,725)	(128)
Less interest expense:
Savings, interest bearing checking and money market accounts	1,075	1,283	(208)	(249)	50	(9)
Time deposits	975	1,358	(383)	(348)	(47)	12
Federal funds purchased and Federal Home Loan Bank short-term borrowings	13	—	13	—	1	12
Securities sold under agreements to repurchase, short-term	390	241	149	44	82	23
Securities sold under agreements to repurchase, long-term	—	—	—	—	—	—
Other long-term debt	35	37	(2)	(1)	(1)	—
Junior subordinated debentures issued to unconsolidated subsidiary trust	560	561	(1)	—	(11)	10
Total interest expense	3,048	3,480	(432)	(554)	74	48
Net interest income	$36,906	$36,502	$404	$2,379	$(1,799)	$(176)

Provision for Credit Losses

Merchants Bancshares recorded a $250 thousand provision for credit losses during the nine months ended September 30, 2015, compared to $150 thousand during the nine months ended September 30, 2014. The additional provision was a result of continued loan growth. Nonperforming loans were 0.11% of total loans at September 30, 2015, compared to 0.07% of total loans at December 31, 2014 and 0.06% of total loans at September 30, 2014. The increase in nonperforming loans from the prior year-end was primarily attributable to one commercial credit that was placed in non-accrual during the second quarter of 2015. Accruing loans past due 31-90 days were 0.01% of total loans at September 30, 2015. The Bank continues to experience exceptionally strong credit quality. For a more detailed discussion of the Allowance and nonperforming assets, see “Credit Quality and Allowance for Credit Losses” beginning on page 39.

NONINTEREST INCOME AND EXPENSES

Noninterest income

Total noninterest income for the third quarter of 2015 was $3.45 million an increase of $573 thousand compared to the third quarter in 2014. For the first nine months of 2015, noninterest income was $8.87 million, an increase of $137 thousand from the same period a year ago. The increase for the third quarter is primarily due to higher debit card income of $118 thousand, which is reflective of increased volumes. Additionally, the Company recognized $440 thousand in miscellaneous income due to a one-time credit negotiated with a third-party vendor.

Noninterest expense

Total noninterest expense for the third quarter of 2015 (excluding merger-related and severance costs of $328 thousand for 2015, and conversion and severance expenses of $410 thousand for 2014) was $10.05 million, an increase of $175 thousand from the third quarter in 2014. The increase from the third quarter of 2014 was primarily attributable to higher benefit expense due to an increase in health care costs of $220 thousand and reduced pension benefit of $209 thousand, a reduction in franchise tax credits which caused the state franchise tax expense to increase $64 thousand, higher mobile & internet banking of $36 thousand which is a result of the shift in customer banking behavior to online banking. These increases were partially offset by lower marketing expense of $275 thousand. The 2014 third quarter expense included costs for a marketing campaign.

On a year-to-date basis, noninterest expenses (excluding merger-related costs for 2015 and conversion expenses for 2014) increased $572 thousand to $30.72 million. The primary drivers of the increase were higher compensation and benefits of $840 thousand and higher other noninterest expense of $253 thousand which was partially offset by lower marketing expense of $487 thousand, lower telephone expense of $77 thousand and lower core/item processing expense of $49 thousand.

•

Compensation expense increased over the prior nine months due to higher severance expense of $332 thousand. The higher severance was primarily related to a strategic initiative to align our resources with customer needs and behaviors, which resulted in a reduction of branch staffing in the third quarter of 2015;

•	Benefit expense increased due to higher health care costs of $228 thousand;
•	Other noninterest expense increased due to higher correspondent bank expense of $94 thousand, higher postage expense of $91 thousand and higher loss and fraud expense of $137 thousand;
•	Marketing expense declined due to lower customer communication expense which increased in 2014 as a result of the core conversion;
•	Telephone line service expense declined in 2015 due to an initiative to reduce the number of phone lines by converting to voice over internet protocol (VoIP) telephones; and
•	Core/item processing expense was down slightly in 2015 due to recognized cost savings as a result of the core system conversion to Jack Henry.

The following table shows the components of other noninterest expense:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2015	2014	2015	2014
Postage	$180	$150	$551	$461
External Audit & Regulatory Fees	96	159	303	269
Director’s Fees	106	121	303	363
Correspondent Bank Service Charges	87	70	278	199
Donations	75	98	243	239
Supplies	30	88	135	255
Other	293	162	1,034	808
Total	$867	$848	$2,847	$2,594

Income Taxes

Merchants Bancshares’ effective tax rate was 19% and 20% for the three and nine months ended September 30, 2015, respectively, compared to 20% on a linked quarter basis, and 23% for the three and nine months ended September 30, 2014.  The effective tax rate declined from 2014 due to higher tax credits.

BALANCE SHEET ANALYSIS

Loans

Average loan balances for the three months ended September 30, 2015 were $1.25 billion, $25.4 million higher on a linked quarter basis and $82.1 million higher from the fourth quarter of 2014.

The composition of our ending loan portfolio is shown in the following table as of the dates indicated:

(In thousands)	September 30, 2015	June 30, 2015	December 31, 2014	September 30, 2014
Commercial, financial and agricultural	$207,067	$210,458	$177,597	$183,069
Municipal loans	108,423	59,035	94,366	96,258
Residential	448,632	454,114	469,529	472,986
Commercial Real Estate	450,673	438,622	412,447	381,301
Construction	40,748	38,435	23,858	17,970
Installment loans	2,370	2,950	4,504	4,793
All other loans	19	41	33	286
Total loans	$1,257,932	$1,203,655	$1,182,334	$1,156,663

Totals above are shown net of deferred loan fees of $802 thousand, $748 thousand, $734 thousand, and $646 thousand for September 30, 2015, June 30, 2015, December 31, 2014, and September 30, 2014, respectively.

Ending loan balances were $1.26 billion, an increase of $54.3 million from June 30, 2015 and $75.6 million from December 31, 2014.  The increase in loan balances since June 30, 2015, reflects growth in commercial real estate loans and normal seasonal growth in municipal loans. Municipal balances increased approximately $49.4 million from June 30, 2015. Total commercial loans, defined as commercial, commercial real estate and construction, increased $11.0 million from June 30, 2015 to $698.5 million at September 30, 2015. Total commercial loans increased $84.6 million from December 31, 2014, which represents a year-to-date annualized commercial loan growth of 18.4%.

Investments

The average investment portfolio for the third quarter of 2015 was $396 million, an increase of $54 million from average balances for both the third quarter of 2014, and fourth quarter of, 2014.  The ending balance in the investment portfolio at September 30, 2015 was $410 million, compared to $333 million at September 30, 2014 and $346 million at December 31, 2014. The book balance of the portfolio at September 30, 2015 includes a $3.741 million net unrealized gain on the available for sale portion of the investment portfolio, compared to an unrealized gain of $2.31 million at December 31, 2014.

The composition of our investment portfolio as of September 30, 2015, including both available for sale and held to maturity securities, consisted of the following:

	Amortized	Fair
(In thousands)	Cost	Value
Available for Sale:
U.S. Treasury Obligations	$25,060	$25,344
U.S. Government Sponsored Enterprises ("U.S. GSEs")	16,947	17,100
Federal Home Loan Bank ("FHLB") Obligations	46,160	46,644
Residential Real Estate Mortgage-backed Securities ("Agency MBSs")	101,396	103,701
Agency Commercial Mortgage Backed Securities ("Agency CMBSs")	25,432	25,520
Agency Collateralized Mortgage Obligations ("Agency CMOs")	63,014	63,404
Asset Backed Securities ("ABSs")	333	370
Total Available for Sale	$278,342	$282,083
Held to Maturity:
U.S. Agency Obligations	$20,332	$21,025
U.S. GSEs	9,541	9,829
FHLB Obligations	4,748	4,930
Agency CMOs	82,038	82,584
Agency MBSs	7,270	7,507
Total Held to Maturity	123,929	125,875
Total Securities	$402,271	$407,958

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

Deposits and Other Liabilities

Quarterly average deposit balances increased by $60 million to $1.40 billion, a 4% increase over quarterly averages for the third quarter of 2014. Securities sold under agreement to repurchase, which represent collateralized customer accounts, were $268 million at September 30, 2015, an increase of $80 million from September 30, 2014, due to an increase in municipal customers.

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

The following table summarizes our nonperforming loans and nonperforming assets as of the dates indicated:

(In thousands)	September 30, 2015	June 30, 2015	December 31, 2014	September 30, 2014
Nonaccrual loans	$713	$748	$598	$308
Loans past due greater than 90 days and accruing	—	—	—	—
Troubled debt restructurings (“TDR”)	691	639	193	424
Total nonperforming loans	1,404	1,387	791	732
OREO	—	—	—	—
Total nonperforming assets	$1,404	$1,387	$791	$732

Non-performing loans at September 30, 2015 were $1.40 million, 0.11% of total loans. Of the $1.40 million in nonperforming loans in the table above, $566 thousand are commercial and commercial real estate loans and $838 thousand are residential mortgages and home equity loans.

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

TDRs represent balances where the existing loan was modified involving a concession in rate, term or payment amount due to the distressed financial condition of the borrower. At September 30, 2015, $51 thousand of TDRs were in nonaccrual status and $640 thousand were accruing interest.

Excluded from the nonperforming balances discussed above are loans that are 31 to 90 days past due, which are not necessarily considered classified or impaired.  Accruing loans 31 to 90 days past due as a percentage of total loans as of the periods indicated are presented in the following table:

Period Ended	31-90 Days
September 30, 2015	0.01%
June 30, 2015	0.04%
March 31, 2015	0.02%
December 31, 2014	0.04%
September 30, 2014	0.02%

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

A loan remains in nonaccruing status until the factors which suggest doubtful collectability no longer exist, the loan is liquidated, or when the loan is determined to be uncollectible, and is charged off against the allowance for loan losses.  In those cases where a nonaccruing loan is secured by real estate, we can, and may, initiate foreclosure proceedings.  The result of such action will either be to cause repayment of the loan with the proceeds of a foreclosure sale or to give us possession of the collateral in order to manage a future resale of the real estate.  Foreclosed property is recorded at the lower of its cost or estimated fair value, less any estimated costs to sell and is actively marketed.  Any cost in excess of the estimated fair value on the transfer date is charged to the allowance for loan losses, while further declines in market values are recorded as OREO expense in the consolidated statements of income. Impaired loans, which primarily consist of non-accruing residential mortgage and commercial real estate loans and TDRs, totaled $1.40 million and $791 thousand at September 30, 2015 and December 31, 2014, respectively.  At September 30, 2015, impaired loans with a recorded investment of $381 thousand had specific reserve allocations totaling $139 thousand while impaired loans with a total recorded investment of $1.02 million had no specific reserve allocation.

Substandard loans at September 30, 2015 totaled $27.99 million, of which $27.30 million in loans continue to accrue interest. Loans identified as substandard have well-defined weaknesses that, if not addressed, could result in a loss.  These accruing substandard loans have generally continued to pay promptly and Management conducts regularly scheduled comprehensive reviews of the borrowers’ financial condition, payment performance, accrual status and collateral.  These reviews also ensure that these troubled accounts are properly administered with a focus on loss mitigation and that any potential loss exposures are appropriately quantified, and reserved for. The findings of this review process are a key component in assessing the adequacy of our loan loss reserve.

Accruing substandard loans at September 30, 2015 reflect a $2.80 million decrease in balances since December 31, 2014. At September 30, 2015, accruing substandard loans related to owner-occupied commercial and construction real estate totaled $15.24 million, investor commercial real estate loans totaled $1.39 million, residential investment real estate loans totaled $201 thousand, and $10.48 million in substandard loans are outstanding to corporate borrowers in a variety of different industries. Eleven borrowers in a variety of industries account for 92% of the total accruing substandard loans, and approximately $8 thousand of the total accruing substandard loans carry some form of government guarantee.

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

The following table reflects our loan loss experience and activity in the Allowance for the periods indicated:

	Three Months	Nine Months	Twelve Months	Nine Months
	Ended	Ended	Ended	Ended
(In thousands)	September 30, 2015	September 30, 2015	December 31, 2014	September 30, 2014
Average loans during the period	$1,245,861	$1,218,067	$1,165,586	$1,166,197
Allowance beginning of the year	12,891	12,815	12,828	12,828
Charge-offs:
Commercial, financial & agricultural	(11)	(28)	(34)	(34)
Residential	(29)	(84)	(25)	(25)
Commercial Real Estate	—	—	—	—
Installment, Other	(22)	(65)	(172)	(99)
Total charge-offs	(62)	(177)	(231)	(158)
Recoveries:
Commercial, financial & agricultural	3	31	10	3
Residential	7	36	24	20
Commercial Real Estate	1	2	1	—
Construction	—	—	—	—
Installment, Other	8	41	33	15
Total recoveries	19	110	68	38
Net recoveries (charge-offs)	(43)	(67)	(163)	(120)
Provision for credit losses	150	250	150	150
Allowance end of period	$12,998	$12,998	$12,815	$12,858
Ratio of net (charge-offs) recoveries to average loans outstanding	0.00%	(0.01)%	(0.01)%	(0.01)%

Components:
Allowance for loan losses	$12,210	$12,210	$11,833	$12,019
Reserve for undisbursed lines and letters of credit	788	788	982	839
Allowance for credit losses	$12,998	$12,998	$12,815	$12,858

The following table reflects our nonperforming asset and coverage ratios as of the dates indicated:

	September 30, 2015	June 30, 2015	December 31, 2014	September 30, 2014
NPL to total loans	0.11%	0.12%	0.07%	0.06%
NPA to total assets	0.08%	0.08%	0.05%	0.04%
Allowance for loan losses to total loans	0.97%	1.01%	1.00%	1.04%
Allowance for loan losses to NPL	870%	877%	1496%	1642%

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

As of September 30, 2015, we could borrow up to $65 million in overnight funds through unsecured borrowing lines established with correspondent banks.  We have established both overnight and longer term lines of credit with the FHLBB.  FHLBB borrowings are secured by residential mortgage loans. The total amount of loans pledged to the FHLBB for both short- and long-term borrowing arrangements totaled $265.37 million at September 30, 2015. We have additional borrowing capacity with the FHLBB of $251.26 million as of September 30, 2015.  We have also established a borrowing facility with the Board of Governors of the Federal Reserve System (“FRB”) which will enable us to borrow at the discount window. Additionally, we have the ability to borrow through the use of repurchase agreements, collateralized by Agency MBSs and Agency CMOs, with certain approved counterparties. Our investment portfolio, which is managed by the ALCO, has a cost basis of $402.27 million at September 30, 2015, of which $347.64 million was pledged. The Bank was required to pledge $218.05 million at September 30, 2015, which resulted in $129.59 million of excess pledged liquidity for the period. The portfolio is a reliable source of cash flow for us. We closely monitor our short term cash position.  Any excess funds are left on deposit at the FRB.

The following table presents information regarding our short-term borrowings as of the dates indicated:

	Three Months Ended	Nine Months Ended
(Dollars in thousands)	September 30, 2015	September 30, 2015
Securities sold under agreement to repurchase, short-term
Amount outstanding at end of period	$267,794	$267,794
Maximum during the period amount outstanding	278,748	278,748
Average amount outstanding	195,410	212,859
Weighted average-rate during the period	0.18%	0.24%
Weighted average rate at period end	0.18%	0.18%
FHLBB and other short-term borrowings
Amount outstanding at end of period	$—	$—
Maximum during the period amount outstanding	37,000	63,000
Average amount outstanding	9,649	5,285
Weighted average-rate during the period	0.33%	0.33%
Weighted average rate at period end	—%	—%

Commitments and Off-Balance Sheet Risk

We are a party to financial instruments with off‑balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments primarily include commitments to extend credit and financial guarantees. Contingent obligations under standby letters of credit totaled approximately $6.19 million and $7.58 million at September 30, 2015 and September 30, 2014, respectively, and represent the maximum potential future payments we could be required to make. Typically, these instruments have terms of 12 months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. The fair value of our standby letters of credit at September 30, 2015 and 2014 was insignificant.

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

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of September 30, 2015, that Merchants met all capital adequacy requirements to which it is subject.

As of September 30, 2015, the most recent notification from the FDIC categorized Merchants Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that Management believes have changed Merchants Bank’s category. We continue to be considered well capitalized under current applicable regulations.

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

The following table represents our actual capital ratios and capital adequacy requirements as of September 30, 2015.

.					To Be Well-
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(In thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Merchants Bancshares, Inc.:
Tier 1 Leverage Capital	$157,351	8.93%	$70,444	4.00%	N/A	N/A
Tier 1 Risk-Based Capital	157,351	15.85%	59,753	6.00%	N/A	N/A
Total Risk-Based Capital	169,769	17.10%	79,431	8.00%	N/A	N/A
Common Equity Tier 1 Capital	137,351	13.83%	44,680	4.50%	N/A	N/A

Merchants Bank:
Tier 1 Leverage Capital	$153,812	8.72%	$70,582	4.00%	$88,228	5.00%
Tier 1 Risk-Based Capital	153,812	15.40%	59,940	6.00%	79,920	8.00%
Total Risk-Based Capital	166,305	16.65%	79,920	8.00%	99,900	10.00%
Common Equity Tier 1 Capital	153,812	15.40%	44,955	4.50%	64,935	6.50%

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

Market Risk – Interest Rate Risk

Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates or prices such as interest rates, foreign currency exchange rates, commodity prices, and equity prices. Our primary market risk exposure is interest rate risk. An important component of our asset and liability management process is the ongoing monitoring and management of this risk, which is governed by established policies that are reviewed and approved annually by our Bank’s Board of Directors. Our investment policy details the types of securities that may be purchased, and establishes portfolio limits and maturity limits for the various sectors. Our investment policy also establishes specific investment quality limits. Our Bank’s Board of Directors has established a Board-level ALCO, which delegates responsibility for carrying out the asset/liability management policies to the Management-level Asset and Liability Committee (“Management ALCO”). The Management ALCO, chaired by the Chief Financial Officer and composed of members of senior management, develops guidelines and strategies impacting our asset and liability management-related activities based upon estimated market risk sensitivity, policy limits and overall market interest rate levels and trends. The Management ALCO manages the investment portfolio. Our goal is to maximize net interest income while mitigating market and interest rate risk.  We accomplish this through careful monitoring of the overall duration and average life of the portfolio, thorough analysis of securities we are considering for purchase, monitoring of individual securities, occasional repositioning of the investment portfolio, as well as selective sales of specific securities.

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

The ALCO is responsible for ensuring that our Bank’s Board of Directors receives accurate information regarding our interest rate risk position at least quarterly. The ALCO uses an outside consultant to perform rate shocks of our balance sheet, and to perform a variety of other analyses. The ALCO consultant meets with the Board and Management-level ALCOs on a quarterly basis. During these meetings, the ALCO consultant reviews our current position and discusses future strategies, as well as reviewing the result of rate shocks of our balance sheet and a variety of other analyses. The consultant’s most recent review was as of September 30, 2015. The consultant ran a base simulation assuming no changes in rates as well as a 200 basis point rising and, because rates are quite low, a 100 basis point falling interest rate scenario which assumes a parallel and pro rata shift of the yield curve over a one-year period, and no growth assumptions.  The consultant also ran simulations in a 400 basis points rising scenario and a 200 and 500 basis point flattening scenario. Additionally, the consultant ran simulations with other changes in the yield curve and with prepayment speed changes.  A summary of the results is as follows:

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

We have established a target range for the change in net interest income in year one of zero to 7.5%. The net interest income simulation as of September 30, 2015 showed that the change in net interest income for the next 12 months from our expected or “most likely” forecast was as follows:

Percent Change in Net
Rate Change	Interest Income
Up 200 basis points	2.60%
Down 100 basis points	(0.60)%

The change in net interest income in the second year of the simulation shows a much more pronounced downward trend in the flat and down 100 basis points scenarios, the projected change is (1.9)% and (10.5)%, respectively, while the up 200 basis points simulation produces an increase of 8.2%.  The degree to which this exposure materializes will depend, in part, on our ability to manage our balance sheet as interest rates rise or fall.

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

The model used to perform the base case balance sheet simulation assumes a parallel shift of the yield curve over twelve months and reprices every interest earning asset and interest bearing liability on our balance sheet. Prepayment assumptions for all residential mortgage products take into account prepayment assumptions most recently published by Applied Financial Technologies. Prepayment assumptions for commercial loan and commercial mortgage products are derived through an analysis of historical prepayment patterns combined with analysis of the current characteristics of the portfolio. Investment securities with call provisions are examined on an individual basis in each rate environment to estimate the likelihood of a call. The model uses product-specific assumptions for deposits which are subject to repricing based on current market conditions

The most significant ongoing factor affecting market risk exposure of net interest income during the quarter ended September 30, 2015 was the sustained low interest rate environment.  Net interest income exposure is also significantly affected by the shape and level of the U.S. Government securities and interest rate swap yield curves, and changes in the size and composition of the loan, investment and deposit portfolios.

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

Item 4. Controls and Procedures

Our principal executive officer, principal financial officer, and other members of our senior management have evaluated our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, our principal executive officer and principal financial officer have concluded that the disclosure controls and procedures effectively ensure that information required to be disclosed in our filings and submissions with the SEC under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management (including the principal executive officer and principal financial officer), and is recorded, processed, summarized and reported within the time periods specified by the SEC. In addition, we have reviewed our internal control over financial reporting and there have been no changes in our internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Additional risk factors which have been identified subsequent to the filing of the 2014 Annual Report on Form 10-K include:

We May be Negatively Impacted by Certain Risks Inherent in Our Pending Acquisition.

We have pending a proposed acquisition of NUVO Bank & Trust Company, Springfield, Massachusetts (“NUVO”), which we expect will be completed in the fourth quarter of 2015.  The success of our acquisition of NUVO may depend on, among other things, our ability to realize anticipated revenue enhancements and cost savings from integrating NUVO’s business and operations into Merchants.  If we are not able to achieve these objectives, the anticipated benefits of an acquisition may not be realized fully or at all or may take longer to realize than expected.  The potential uncertainties and challenges to efficient and successful integration of NUVO into Merchants include difficulties in integrating NUVO’s personnel, conversion of NUVO’s data and information technology systems to those of Merchants, retention and expansion of NUVO’s customer base, acceptance of Merchants product offerings by the banking public in NUVO’s market area, retention of key NUVO employees, and managing banking operations in different states.  These and other factors could result in the acquisition not being as accretive as expected or accretive in the timeframe expected, or having a dilutive effect on our earnings per share.

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

101*

The following materials from Merchants Bancshares, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 formatted in XBRL: (i) Consolidated Balance Sheets at September 30, 2015 and December 31, 2014; (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2015 and 2014; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2015 and 2014; (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014; and (v) Notes to Interim Unaudited Consolidated Financial Statements.

+Managed contract or compensatory plan or agreement

*Filed herewith

**Furnished herewith

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

November 6, 2015
Date