Form 10-K
period 2015-12-31
MERCHANTS BANCSHARES INC
filed 2016-03-14
CIK 726517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended     December 31, 2015

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

Large Accelerated Filer [   ]    Accelerated Filer [X]    Nonaccelerated Filer [   ]    Smaller Reporting Company [   ]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). [   ] Yes     [X] No

The aggregate market value of the registrant’s common stock held by non-affiliates was $156,107,913 as computed using the per share price, as reported on the NASDAQ, as of market close on June 30, 2015.

As of February 29, 2016, there were 6,856,748 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement to Stockholders for the registrants’ Annual Meeting of Stockholders to be held on May 26, 2016 are incorporated herein by reference in Part III.

MERCHANTS BANCSHARES, INC. AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2015

*The information required by Part III is incorporated herein by reference to Merchants’ Proxy Statement for the Annual Meeting of Stockholders to be held on May 26, 2016.

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

Forward-looking statements are based on the current assumptions and beliefs of Management and are only expectations of future results. Our actual results could differ materially from those projected in the forward-looking statements as a result of, among other factors, difficulties in achieving cost savings in connection with the recent acquisition of NUVO Bank & Trust Company (“NUVO”) or in achieving such cost savings within the expected timeframe; adverse conditions in the capital and debt markets; changes in interest rates; competitive pressures from other financial institutions and non-bank entities; weakness in general economic conditions on a national basis or in the local markets in which we operate, including changes which adversely affect borrowers’ ability to service and repay our loans; changes in the value of securities and other assets; changes in loan default and charge-off rates; the adequacy of loan loss reserves; reductions in deposit levels necessitating increased borrowing to fund loans and investments; changes in government regulation; and changes in assumptions used in making such forward-looking statements, as well as the other risks and uncertainties detailed in Item 1A. “Risk Factors,” beginning on page 12 of this Annual Report on Form 10-K. Forward-looking statements speak only as of the date on which they are made. We do not undertake any obligation to update any forward-looking statement to reflect circumstances or events that occur after the date the forward-looking statement is made.

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

In several places net interest income is presented on a fully taxable equivalent basis. Specifically included in interest income is tax-exempt interest income from certain tax-exempt loans. An amount equal to the tax benefit derived from this tax exempt income is added back to the interest income total, to produce net interest income on a fully taxable equivalent basis. We believe the disclosure of taxable equivalent net interest income information improves the clarity of financial analysis, and is particularly useful to investors in understanding and evaluating the changes and trends in our results of operations. Other financial institutions commonly present net interest income on a taxable equivalent basis. This adjustment is considered helpful in the comparison of one financial institution’s net interest income to that of another, as each will have a different proportion of taxable exempt interest from its earning assets. Moreover, net interest income is a component of a second financial measure commonly used by financial institutions, net interest margin, which is the ratio of net interest income to average earning assets. A reconciliation of taxable equivalent financial information to our consolidated financial statements prepared in accordance with GAAP appears at the bottom of the table entitled “Distribution of Assets, Liabilities and Stockholders’ Equity; Interest Rates and Net Interest Margin” on page 30.  A 35.0% tax rate was used in both 2015 and 2014.

PART I

ITEM 1 – BUSINESS

OVERVIEW

Merchants Bancshares, Inc. (“Merchants”) is a bank holding company originally organized under Vermont law in 1983 (and subsequently reincorporated in Delaware in 1987) for the purpose of owning all of the outstanding capital stock of Merchants Bank. Merchants Bank, which is Merchants’ primary subsidiary, is a Vermont-based commercial bank with thirty-two full-service banking offices located throughout the state of Vermont and one full-service banking office in Massachusetts.

Merchants Bank was organized in 1849; and as of December 31, 2015, is the sole remaining independent statewide commercial banking operation headquartered in Vermont, with deposits totaling $1.55 billion, gross loans of $1.41 billion, and total assets of $2.02 billion.  On December 4, 2015, Merchants completed the acquisition of NUVO Bank & Trust Company, which was merged with and into Merchants Bank.  As used herein, “Merchants,” “we,” “us,” and “our” shall mean Merchants Bancshares, Inc. and our subsidiaries unless otherwise noted or the context otherwise requires.

Merchants Bank’s trust division offers investment management, financial planning and trustee services.  As of December 31, 2015, this division had fiduciary responsibility for assets having a market value in excess of $600 million, of which more than $587 million constituted managed assets.

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

EMPLOYEES

As of December 31, 2015, we employed 291 full-time and 27 part-time employees.  We maintain comprehensive employee benefits programs for employees, including major medical and dental insurance, long-term and short-term disability insurance, life insurance and a 401(k) Plan. We believe that relations with our employees are favorable.

COMPETITION

Merchants Bank’s primary market areas are Vermont (statewide) and Western Massachusetts (Hamden County). Based upon the FDIC deposit market share data report for June 30, 2015, Merchants Bank had 11.14% of the Vermont deposit market, representing the third largest market share of deposits in Vermont; NUVO, a division of Merchants Bank, held 0.04% of the Massachusetts deposit market, with a 1.53% market share in their primary market of Hamden County.  Merchants Bank and its divisions compete for commercial loans, deposits, trust and investment services, and mortgages, primarily with commercial banks, savings institutions, mortgage banking companies, and credit unions. Presently, there are twelve independent banks headquartered in the state of Vermont and ten regional or national banks that have operations in Vermont.  Merchants Bank remains the only independent statewide bank headquartered in Vermont.

We believe the growth in average loans and deposits between 2006 and 2015 contributed to Merchants Bank remaining the largest Vermont-based independent bank. Customers have cited the local management and decision-making as important considerations when choosing our bank.  This structure allows Merchants Bank to enter the market with a premier service offering to our customers. Our approach for deposit and loan growth is the interest rate paid, related fees, access to services through convenient delivery channels, and development of relationships.  Customer behavior necessitates increased technology in delivery channels for banking services which operate without the traditional costs of a local retail infrastructure; this has compelled Merchants Bank to compete in mobile and online technologies.

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

Regulation of Merchants Bank

As an FDIC-insured state-chartered bank, Merchants Bank is subject to the supervision of and regulation by the Commissioner and the FDIC. This supervision and regulation is for the protection of depositors, the Deposit Insurance Fund (“DIF”) of the FDIC, and consumers, and is not for the protection of Merchants’ stockholders. The prior approval of the FDIC and the Commissioner is required, among other things, for Merchants Bank to establish or relocate an additional branch office, assume deposits, or engage in any merger, consolidation, purchase or sale of all or substantially all of the assets of any bank. Under the Dodd-Frank Act, the FRB may directly examine the subsidiaries of Merchants, including Merchants Bank.

Deposit Insurance. The deposit obligations of Merchants Bank are insured up to applicable limits by the DIF and are subject to deposit insurance assessments to maintain the DIF. The Dodd-Frank Act permanently increased the FDIC deposit insurance limit to $250,000 per depositor for deposits maintained in the same right and capacity at a particular insured depository institution. The Federal Deposit Insurance Act (the “FDIA”), as amended by the Federal Deposit Insurance Reform Act and the Dodd-Frank Act, requires the FDIC to take steps as may be necessary to cause the ratio of deposit insurance reserves to estimated insured deposits – the designated reserve ratio – to reach 1.35% by September 30, 2020, and it mandates that the reserve ratio designated by the FDIC for any year may not be less than 1.35%. The FDIC utilizes a risk-based assessment system that imposes insurance premiums based upon a risk matrix that takes into account a bank’s capital level and supervisory rating. Assessment rates may also vary for certain institutions based on long-term debt issuer ratings, secured or brokered deposits. Deposit premiums are based on assets. To determine its deposit insurance premium, Merchants Bank computes the base amount of its average consolidated assets less its average tangible equity (defined as the amount of Tier I capital) and the applicable assessment rate. The FDIC has the power to adjust deposit insurance assessment rates at any time. In addition, under the FDIA, the FDIC may terminate deposit insurance upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. Merchants Bank’s FDIC insurance expense in 2015 was $886 thousand.

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

Lending Restrictions. Federal law limits a bank’s authority to extend credit to its directors, executive officers and 10% stockholders, as well as to entities controlled by such persons. Among other things, extensions of credit to insiders are required to be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons. Also, the terms of such extensions of credit may not involve more than the normal risk of repayment or present other unfavorable features and may not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the bank’s capital. The Dodd-Frank Act explicitly provides that an extension of credit to an insider includes credit exposure arising from a derivatives transaction, repurchase agreement, reverse repurchase agreement, securities lending transaction or securities borrowing transaction. Additionally, the Dodd-Frank Act requires that asset sale transactions with insiders must be on market terms, and if the transaction represents more than 10% of the capital and surplus of Merchants Bank, be approved by a majority of the disinterested directors of Merchants Bank.

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

Community Reinvestment Act. The  Community Reinvestment Act (“CRA”) requires the FDIC to evaluate Merchants Bank’s performance in helping to meet the credit needs of the entire communities it serves, including low and moderate-income neighborhoods, consistent with its safe and sound banking operations, and to take this record into consideration when evaluating certain applications. The FDIC’s CRA regulations are generally based upon objective criteria of the performance of institutions under three key assessment tests: (i) a lending test, to evaluate the institution’s record of making loans in its service areas; (ii) an investment test, to evaluate the institution’s record of investing in community development projects, affordable housing, and programs benefiting low or moderate income individuals and businesses; and (iii) a service test, to evaluate the institution’s delivery of services through its branches, ATMs, and other offices. Failure of an institution to receive at least a “Satisfactory” rating could inhibit Merchants Bank or the Company from undertaking certain activities, including engaging in activities permitted as a financial holding company under GLBA and acquisitions of other financial institutions. Merchants Bank has achieved a rating of “Satisfactory” on its most recent examination dated February 17, 2015.

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

Massachusetts Banking Regulation.  As a result of the acquisition of NUVO Bank, Merchants Bank now operates a branch office in Massachusetts.  As a result, Merchants Bank is also subject to supervision and regulation by the Massachusetts Commissioner of Banks and to various Massachusetts statutes and regulations, including Massachusetts consumer protection and civil rights laws and regulations.

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

The capital adequacy rules define qualifying capital instruments and specify minimum amounts of capital as a percentage of assets that banking organizations are required to maintain. Common equity Tier I capital generally includes common stock and related surplus, retained earnings and, in certain cases and subject to certain limitations, minority interest in consolidated subsidiaries, less goodwill, other nonqualifying intangible assets and certain other deductions. Tier I capital for banks and bank holding companies generally consists of the sum of common equity Tier I capital, non-cumulative perpetual preferred stock, and related surplus and, in certain cases and subject to limitations, minority interest in consolidated subsidiaries that does not qualify as common equity Tier I capital, less certain deductions. Tier II capital generally consists of hybrid capital instruments, perpetual debt and mandatory convertible debt securities, cumulative perpetual preferred stock, term subordinated debt and intermediate-term preferred stock, and, subject to limitations, allowances for loan losses. The sum of Tier I and Tier II capital less certain required deductions represents qualifying total risk-based capital. Prior to the effectiveness of certain provisions of the Dodd-Frank Act, bank holding companies were permitted to include trust preferred securities and cumulative perpetual preferred stock in Tier I capital, subject to limitations. However, the FRB’s capital rule applicable to bank holding companies permanently grandfathers non-qualifying capital instruments, including trust preferred securities, issued before May 19, 2010 by depository institution holding companies with less than $15 billion in total assets as of December 31, 2009, subject to a limit of 25% of Tier I capital. In addition, under rules that became effective January 1, 2015, accumulated other comprehensive income (positive or negative) must be reflected in Tier I capital; however, the Company was permitted to make a one-time, permanent election to continue to exclude accumulated other comprehensive income from capital. The Company has made this election.

Under the capital rules, risk-based capital ratios are calculated by dividing common equity Tier I capital, Tier I capital and total risk-based capital, respectively, by risk-weighted assets. Assets and off-balance sheet credit equivalents are assigned a risk weight based primarily on relative credit risk.

Under the Federal Reserve’s (FRB) capital rules applicable to the Company and the FDIC’s capital rules applicable to the Bank, the Company and the Bank are each required to maintain a minimum common equity Tier I capital to risk-weighted assets ratio of 4.5%, a minimum Tier I capital to risk-weighted assets ratio of 6%, a minimum total capital to risk-weighted assets ratio of 8% and a minimum leverage ratio of 4%. Additionally, subject to a transition schedule, the capital rules require an institution to establish a capital conservation buffer of common equity Tier I capital in an amount above the minimum risk-based capital requirements for “adequately capitalized” institutions equal to 2.5% of total risk weighted assets, or face restrictions on the ability to pay dividends, pay discretionary bonuses, and to engage in share repurchases.

Under the FRB’s capital rules, a bank holding company, such as the Company, is considered “well capitalized” if the bank holding company (i) has a total risk based capital ratio of at least 10%, (ii) has a Tier I risk-based capital ratio of at least 6%, and (iii) is not subject to any written agreement order, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. Under the FDIC’s capital rules, an FDIC supervised institution is considered “well capitalized” if it (i) has a total risk-based capital ratio of 10.0% or greater; (ii) a Tier I risk-based capital ratio of 8.0% or greater; (iii) a common Tier I equity ratio of at least 6.5% or greater, (iv) a leverage capital ratio of 5.0% or greater; and (iv) is not subject to any written agreement, order, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure.

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

Dividend Restrictions

We are a legal entity separate and distinct from Merchants Bank. Our revenue (on a parent company only basis) is derived primarily from interest and dividends paid to us by Merchants Bank. Our right, and consequently the right of our stockholders, to participate in any distribution of the assets or earnings of any subsidiary through the payment of such dividends or otherwise is necessarily subject to the prior claims of creditors of the subsidiary (including depositors, in the case of Merchants Bank), except to the extent that certain claims of Merchants in a creditor capacity may be recognized.

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

Privacy and Customer Information Security. The GLBA requires financial institutions to implement policies and procedures regarding the disclosure of nonpublic personal information about consumers to nonaffiliated third parties. In general, we must provide our customers with an initial and annual disclosure that explains our policies and procedures regarding the disclosure of such nonpublic personal information and, except as otherwise required or permitted by law, we are prohibited from disclosing such information except as provided in such policies and procedures. However, an annual disclosure is not required to be provided by a financial institution if the financial institution only discloses information under exceptions from GLBA that do not require an opt out to be provided and if there has been no change in its privacy policies and practices since its most recent disclosure provided to consumers. The GLBA also requires that we develop, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information (as defined under the GLBA), to protect against anticipated threats or hazards to the security or integrity of such information; and to protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer. We are also required to send a notice to customers whose sensitive information has been compromised if unauthorized use of this information is reasonably possible. Most of the states, including the states where we operate, have enacted legislation concerning breaches of data security and our duties in response to a data breach. Congress continues to consider federal legislation that would require consumer notice of data security breaches. Pursuant to the FACT Act, we must develop and implement a written identity theft prevention program to detect, prevent, and mitigate identity theft in connection with the opening of certain accounts or certain existing accounts. Additionally, the FACT Act amends the Fair Credit Reporting Act to generally prohibit a person from using information received from an affiliate to make a solicitation for marketing purposes to a consumer, unless the consumer is given notice and a reasonable opportunity and a reasonable and simple method to opt out of the making of such solicitations.

Anti-Money Laundering

The Bank Secrecy Act. Under the Bank Secrecy Act (“BSA”) a financial institution is required to have systems in place to detect certain transactions, based on the size and nature of the transaction. Financial institutions are generally required to report to the United States Treasury any cash transactions involving more than $10,000. In addition, financial institutions are required to file suspicious activity reports for any transaction or series of transactions that involve more than $5,000 and which the financial institution knows, suspects or has reason to suspect involves illegal funds, is designed to evade the requirements of the BSA or has no lawful purpose. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA PATRIOT Act”), which amended the BSA, together with the implementing regulations of various federal regulatory agencies, has caused financial institutions, such as Merchants Bank, to adopt and implement additional policies or amend existing policies and procedures with respect to, among other things, anti-money laundering compliance, suspicious activity, currency transaction reporting, customer identity verification and customer risk analysis. In evaluating an application under Section 3 of the BHCA to acquire a bank or an application under the Bank Merger Act to merge banks or affect a purchase of assets and assumption of deposits and other liabilities, the applicable federal banking regulator must consider the anti-money laundering compliance record of both the applicant and the target.

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

Federal Home Loan Bank System

Merchants Bank is a member of the Federal Home Loan Bank of Boston (the “FHLBB”), which is one of the regional Federal Home Loan Banks comprising the Federal Home Loan Bank System. Each Federal Home Loan Bank provides a central credit facility primarily for member institutions. A member institution is required to acquire and hold shares of capital stock in the FHLBB in an amount at least equal to the sum of 0.35% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year and 4.5% of its advances (borrowings) from the FHLBB. We were in compliance with this requirement at December 31, 2015 with an investment in FHLBB stock as of December 31, 2015 of $3.80 million. We receive dividends on our FHLBB stock. As of December 31, 2015 the year to date dividend rate was 2.54%. Dividend income on FHLBB stock of $124 thousand was recorded during 2015.

Any advances from the FHLBB must be secured by specified types of collateral, and long-term advances may be used for the purpose of providing funds for residential housing finance, commercial lending and to purchase investments. Long term advances may also be used to help alleviate interest rate risk for asset and liability management purposes. As of December 31, 2015, we had $5.24 million in FHLBB advances.

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

We have been, and continue to be, impacted by general business and economic conditions in the United States and, to a lesser extent, abroad.  These conditions include short-term and long-term interest rates, inflation, money supply, political issues, legislative and regulatory changes, fluctuations in both debt and equity capital markets, broad trends in industry and finance, unemployment and investor confidence, all of which are beyond our control. While in recent years there has been gradual improvement in the U.S. economy, deterioration in any of these conditions could result in increases in loan delinquencies and nonperforming assets, decreases in loan collateral values, the value of our investment portfolio and demand for our products and services. Furthermore, while the U.S. economy is improving, the recovery has been slow and there continues to be some uncertainty regarding its sustainability.

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

At December 31, 2015, approximately 59% of our loan portfolio was comprised of commercial, commercial real estate, and construction loans with two of those relationships exceeding $18 million, exposing us to the risks inherent in financings based upon analyses of credit risk, the value of underlying collateral, including real estate, and other more intangible factors, which are considered in making commercial loans. In general, commercial and commercial real estate loans historically pose greater credit risks than owner occupied residential mortgage loans. The repayment of commercial real estate loans depends on the business and financial condition of borrowers, and a number of our borrowers have more than one commercial real estate loan outstanding with us. Economic events and changes in government regulations, which we and our borrowers cannot control or reliably predict, could have an adverse impact on the cash flows generated by properties securing our commercial real estate loans and on the values of the properties securing those loans. Repayment of commercial loans depends substantially on the borrowers’ underlying business, financial condition and cash flows.  Commercial loans are generally collateralized by equipment, inventory, accounts receivable and other fixed assets.  Compared to real estate, that type of collateral is more difficult to monitor, its value is harder to ascertain, it may depreciate more rapidly and it may not be as readily saleable if repossessed.

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

The laws, rules, regulations, and supervisory guidance and policies applicable to us are subject to regular modification and change. It is impossible to predict the competitive impact that any such changes would have on the banking and financial services industry in general or on our business in particular. Such changes may, among other things, increase the cost of doing business, limit permissible activities, or affect the competitive balance between banks and other financial institutions. The Dodd-Frank Act instituted major changes to the banking and financial institutions regulatory regimes in light of government intervention in the financial services sector following the 2008 financial crisis. Other changes to statutes, regulations, or regulatory policies, including changes in interpretation or implementation of statutes, regulations, or policies, could affect us in substantial and unpredictable ways. Such changes could subject us to additional costs, limit the types of financial services and products we may offer, and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations, policies or supervisory guidance could result in enforcement and other legal actions by federal or state authorities, including criminal and civil penalties, the loss of FDIC insurance, revocation of a banking charter, other sanctions by regulatory agencies, civil money penalties, and/or reputational damage, which could have a material adverse effect on our business, financial condition, and results of operations. See Item 1, “Business—Regulation and Supervision.”

We have become subject to more stringent capital requirements.

The federal banking agencies issued a joint final rule, or the “Final Capital Rule,” that implemented the Basel III capital standards and established the minimum capital levels required under the Dodd-Frank Act. As of January 1, 2015, we are required to comply with the Final Capital Rule. The Final Capital Rule requires banks and bank holding companies to maintain a minimum common equity Tier I capital ratio of 4.5% of risk-weighted assets, a minimum Tier I capital ratio of 6% of risk-weighted assets, a total capital ratio of 8% of risk-weighted assets, and a leverage ratio of 4%. In addition in connection with implementing the Final Capital Rule, the FDIC revised its prompt corrective action regulations for state nonmember banks to require a minimum common equity Tier I capital ratio of 6.5% of risk-weighted assets for a “well capitalized” institution and increased the minimum Tier I capital ratio for a “well capitalized” institution from 6% to 8%. Additionally, subject to a transition period, the Final Capital Rule requires bank and bank holding companies to maintain a 2.5% common equity Tier I capital conservation buffer above the minimum risk-based capital requirements for adequately capitalized institutions to avoid restrictions on the ability to pay dividends, discretionary bonuses, and to engage in share repurchases. The Company [and the Bank] met these requirements as of December 31, 2015. The Final Capital Rule permanently grandfathered trust preferred securities issued before May 19, 2010 for institutions with less than $15 billion in total assets as of December 31, 2009, subject to a limit of 25% of Tier I capital. The Final Capital Rule increased the required capital for certain categories of assets, including high volatility construction real estate loans and certain exposures related to securitizations; however, the Final Capital Rule retained the previous capital treatment of residential mortgages. Under the Final Capital Rule, we were permitted to make a one-time, permanent election to continue to exclude accumulated other comprehensive income from capital. The Company has made this election.

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

Market changes may adversely affect demand for our services and impact results of operations.

Channels for servicing our customers are evolving rapidly, with less reliance on traditional branch facilities, more use of online and mobile banking, and increased demand for universal bankers and other relationship managers who can service multiples product lines. We compete with larger providers that are rapidly evolving their service channels and escalating the costs of evolving the service process. We have a process for evaluating the profitability of our branch system and other office and operational facilities. The identification of unprofitable operations and facilities can lead to restructuring charges and introduce the risk of disruptions to revenues and customer relationships.

Prepayments of loans may negatively impact our business.

Generally, our customers may prepay the principal amount of their outstanding loans at any time. The speeds at which such prepayments occur, as well as the size of such prepayments, are within our customers’ discretion. If customers prepay the principal amount of their loans, and we are unable to lend those funds to other borrowers or invest the funds at the same or higher interest rates, our interest income will be reduced. A significant reduction in interest income could have a negative impact on our results of operations and financial condition.

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

We are legal entity that is separate and distinct from Merchants Bank. Our revenue (on a parent company only basis) is derived primarily from interest and dividends paid to us by Merchants Bank. Our right, and consequently the right of our stockholders, to participate in any distribution of the assets or earnings of any subsidiary through the payment of such dividends or otherwise is necessarily subject to the prior claims of creditors of the subsidiary (including depositors, in the case of Merchants Bank), except to the extent that certain claims of Merchants in a creditor capacity may be recognized. See Item 1, “Business—Regulation and Supervision—Capital Adequacy and Safety and Soundness.”

Our stockholders may not receive dividends on our common stock.

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

We may be unable to integrate successfully NUVO’s operations and retain NUVO’s employees.

Our recent merger with NUVO involves the integration of NUVO and Merchants Bank, which have previously operated independently. The difficulties of combining the operations of the two companies include:

•	integrating personnel with diverse business backgrounds;

•	integrating data and information systems;

•	combining different corporate cultures;

•	operating in different states and geographic markets; and

•	retaining key employees.

The process of integrating operations could cause an interruption of, or loss of momentum in, the business or operations of Merchants Bank and the loss of key personnel. The diversion of management’s attention and any delays or difficulties encountered in connection with the integration of the two companies’ operations could have an adverse effect on the business and results of operations of Merchants following the merger.

Unanticipated costs relating to the merger with NUVO could reduce our future earnings per share.

The success of the merger with NUVO will depend, in part, on our ability to realize the anticipated benefits and cost savings from combining the business of Merchants with NUVO. It is possible that we will not be able to achieve expected synergies related to the merger or could incur unexpected future operating expenses such as increased personnel costs or increased taxes, as well as other types of unanticipated adverse developments, which could have a material adverse effect on the results of operations and financial condition of the combined company. If unexpected costs are incurred, the merger may not be as accretive as expected or could even have a dilutive effect on our earnings per share.

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

Provisions of our certificate of incorporation and bylaws and regulations and federal banking laws, including regulatory approval requirements, could make it more difficult for a third party to acquire us, even if doing so would be perceived to be beneficial to our stockholders. The combination of these provisions may inhibit a non-negotiated merger or other business combination, which, in turn, could adversely affect the market price of our common stock.

ITEM 1B – UNRESOLVED STAFF COMMENTS

None.

ITEM 2 – PROPERTIES

As of December 31, 2015, we operated thirty two full-service banking offices and thirty eight ATMs throughout the state of Vermont and one full-service banking office in Massachusetts. Our headquarters are located at 275 Kennedy Drive, South Burlington, Vermont, which also houses our operations and administrative offices and our Trust division.

We lease certain premises from third parties, including our headquarters, under current market terms and conditions. All offices are in good physical condition with modern equipment and facilities considered adequate to meet the banking needs of customers in the communities served. Additional information relating to our properties is set forth in Note 8 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

ITEM 3 – LEGAL PROCEEDINGS

We are involved in various legal proceedings arising from our normal business activities. In the opinion of Management, based upon input from counsel on the anticipated outcome of such proceedings, final disposition of these proceedings will not have a material adverse effect on our consolidated financial position.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 – MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock and Dividends

The common stock of Merchants is traded on the NASDAQ Global Select Market under the trading symbol “MBVT”. Merchants currently pays dividends on a quarterly basis. Quarterly stock prices and dividends per share paid for each quarterly period during the last two years were as follows:

			Dividends
Quarter Ended	High	Low	Paid
December 31, 2015	$34.00	$28.63	$0.28
September 30, 2015	33.49	27.56	0.28
June 30, 2015	33.50	28.60	0.28
March 31, 2015	31.18	26.40	0.28
December 31, 2014	$32.47	$27.74	$0.28
September 30, 2014	32.38	28.19	0.28
June 30, 2014	33.00	28.32	0.28
March 31, 2014	33.85	28.82	0.28

High and low stock prices are based upon quotations as reported by the NASDAQ Global Select Market. Prices of transactions between private parties may vary from the ranges quoted above.

As of February 5, 2016, Merchants had 960 stockholders of record.  Merchants declared and distributed dividends totaling $1.12 per share during 2015. In January 2016, Merchants declared a dividend of $0.28 per share for the fourth quarter of 2015, which was paid on February 18, 2016, to stockholders of record as of February 4, 2016. Future dividends will depend upon the financial condition and earnings of Merchants and its subsidiaries, its need for funds and other factors, including applicable government regulations.

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

Performance Graph

The line-graph presentation below compares cumulative five-year stockholder returns with the NASDAQ Bank Index and the Russell 2000 Index. The comparison assumes the investment, on December 31, 2010, of $100 in Merchants’ common stock and each of the foregoing indices and reinvestment of all dividends.

Total Return Performance
Index Value
190
175
160
145
130
115
100
85
12/31/10
12/31/11
12/31/12
12/31/13
12/31/14
12/31/15
Merchants Bancshares, Inc.
NASDAQ Bank
Russell 2000

		Period Ending
Index	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15
Merchants Bancshares, Inc.	100.00	110.43	105.41	136.87	129.92	138.66
NASDAQ Bank	100.00	89.50	106.23	150.55	157.95	171.92
Russell 2000	100.00	95.82	111.49	154.78	162.35	155.18

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

Securities Authorized for Issuance under Equity Compensation Plans

We maintain four equity compensation plans: the 2008 Deferred Compensation Plan for Non-Employee Directors, Trustees and the Amended and Restated Merchants Bancshares, Inc. 2008 Stock Incentive Plan. Each of these plans has been approved by our stockholders. The following table includes information as of December 31, 2015 about these plans. See Note 15 to the consolidated financial statements included in Item 8 for a description of these plans.

Number of Securities
Remaining Available
	Number of Securities				for Future Issuance
	to be Issued Upon				Under Equity
	Exercise of		Weighted-Average		Compensation Plans
	Outstanding		Price of Outstanding		(Excluding Securities
	Options, Warrants		Options, Warrants and		Reflected in First
Plan Category	and Rights		Rights		Column)
Equity Compensation Plans Approved by Security Holders	39,047	(a)	$22.43	(b)	541,254
Equity Compensation Plans Not Approved by Security Holders	—		—		—
Total	39,047		$22.43		541,254

(a)	This number relates to the Amended and Restated Merchants Bancshares, Inc. 2008 Stock Incentive Plan.
(b)	This price reflects the weighted-average exercise price of outstanding stock options under the Amended and Restated Merchants Bancshares, Inc. 2008 Stock Incentive Plan.

Issuer Repurchase of Equity Securities

We extended our stock buyback program through January 26, 2017. Under the program, which was originally adopted in January 2007, we may repurchase up to 200,000 shares of our common stock on the open market from time to time, and have purchased 143,475 shares at an average price per share of $23.00 since the program's adoption.

ITEM 6 – SELECTED FINANCIAL DATA

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

Merchants Bancshares, Inc.

Five Year Summary of Financial Data

	At or For the Year Ended December 31,
(In thousands except share and per share data)	2015	2014	2013	2012	2011
Results For The Year
Interest and dividend income	$52,116	$50,972	$53,967	$56,857	$58,018
Interest expense	4,052	4,525	5,070	6,883	8,644
Net interest income	48,064	46,447	48,897	49,974	49,374
Provision (credit) for loan losses	250	150	800	950	750
Net interest income after provision (credit) for loan losses	47,814	46,297	48,097	49,024	48,624
Noninterest income	11,960	11,574	11,630	12,613	11,838
Noninterest expense	43,971	42,214	39,534	40,950	40,770
Income before income taxes	15,803	15,657	20,193	20,687	15,810
Provision for income taxes	3,185	3,532	5,062	5,493	4,890
Net income	$12,618	$12,125	$15,131	$15,194	$14,620
Share Data
Basic earnings per common share	$1.98	$1.92	$2.40	$2.43	$2.35
Diluted earnings per common share	$1.98	$1.91	$2.40	$2.42	$2.35
Cash dividends declared per common share	$1.12	$1.12	$1.12	$1.12	$1.12
Weighted average common shares outstanding (1)	6,373,115	6,326,142	6,302,494	6,258,832	6,212,187
Period end common shares outstanding (2)	6,855,294	6,327,226	6,318,708	6,282,385	6,232,783
Year-end book value per share	$21.59	$19.89	$18.93	$18.82	$17.57
Key Performance Ratios
Return on average stockholder' equity	9.69%	9.84%	12.97%	13.37%	14.11%
Return on average assets	0.71%	0.73%	0.90%	0.92%	0.97%
Average equity to average assets	7.33%	7.39%	6.95%	6.89%	6.87%
Total risk based capital	15.80%	15.70%	16.12%	16.00%	15.92%
Tier 1 leverage ratio	8.77%	8.76%	8.44%	8.08%	8.08%
Tangible equity ratio	6.94%	7.30%	6.93%	6.92%	6.80%
Dividend payout ratio	56.57%	58.64%	46.67%	46.28%	47.66%
Allowance for loan losses to total loans at year-end (4)	0.85%	1.00%	1.03%	1.07%	1.03%
Nonperforming loans as a percentage of total loans	0.30%	0.07%	0.08%	0.27%	0.24%
Net interest margin	2.94%	3.03%	3.15%	3.28%	3.51%
Average Balances (4)
Total assets	$1,775,496	$1,667,665	$1,677,342	$1,648,393	$1,507,656
Earning assets	1,708,153	1,603,460	1,617,225	1,587,190	1,461,359
Gross loans	1,240,386	1,165,586	1,133,637	1,057,446	971,003
Investments (3)	385,806	358,274	455,679	509,384	436,170
Total deposits	1,383,537	1,320,389	1,299,449	1,222,423	1,120,234
Stockholders' equity	130,220	123,283	116,640	113,621	103,639
At Year-End (4)
Total assets	$2,021,237	$1,723,464	$1,725,469	$1,708,550	$1,611,869
Gross loans	1,414,280	1,182,334	1,166,233	1,082,923	1,027,626
Allowance for loan losses	12,040	11,833	12,042	11,562	10,619
Investments (3)	406,925	346,272	400,835	517,233	520,939
Total deposits	1,551,439	1,308,772	1,323,576	1,271,080	1,177,880
Stockholders' equity	148,054	125,821	119,611	118,221	109,537

(1)

Weighted average common shares outstanding includes an average of  292,676; 301,757; 312,606; 316,920; and 318,110 shares held in Rabbi Trusts for deferred compensation plans for directors for 2015, 2014, 2013, 2012 and 2011, respectively.

(2)

Period end common shares outstanding and year-end book value include 299,360; 308,670; 319,854; 324,515; and 325,703 shares held in Rabbi Trusts for deferred compensation plans for directors for 2015, 2014, 2013, 2012 and 2011, respectively.

(3)	Includes Federal Home Loan Bank stock of $3.80 million for 2015, $4.38 million for 2014, $7.50 million for 2013, $8.15 million for 2012 and $8.63 million for 2011.
(4)

Year-end balances reflect the inclusion of NUVO, average balances reflect NUVO balances for only 28 days. Additionally, the Allowance for loan losses to total loans at year-end declined due to the inclusion of NUVO loan balances and no carryover of allowance.

Merchants Bancshares, Inc.

Summary of Quarterly Financial Information

(Unaudited)

	2015					2014
(In thousands except per share data)	Q4	Q3	Q2	Q1	Year	Q4	Q3	Q2	Q1	Year
Interest and dividend income	$13,697	$13,041	$12,772	$12,606	$52,116	$12,557	$12,564	$12,836	$13,015	$50,972
Interest expense	1,005	968	1,027	1,052	4,052	1,045	1,066	1,223	1,191	4,525
Net interest income	12,692	12,073	11,745	11,554	48,064	11,512	11,498	11,613	11,824	46,447
Provision for loan losses	—	150	100	—	250	—	—	50	100	150
Noninterest income	3,087	3,449	2,753	2,671	11,960	2,804	2,876	2,984	2,910	11,574
Noninterest expense	12,892	10,591	10,481	10,007	43,971	11,206	10,724	10,130	10,154	42,214
Income before income taxes	2,887	4,781	3,917	4,218	15,803	3,111	3,649	4,416	4,480	15,657
Provision for income taxes	579	925	801	880	3,185	608	843	1,003	1,077	3,532
Net income	$2,308	$3,856	$3,116	$3,338	$12,618	$2,503	$2,806	$3,413	$3,403	$12,125
Basic earnings per share	0.36	0.61	0.49	0.52	$1.98	0.40	0.44	0.54	0.54	$1.92
Diluted earnings per share	0.36	0.61	0.49	0.52	$1.98	0.39	0.44	0.54	0.54	$1.91
Cash dividends declared and paid per share	$0.28	$0.28	$0.28	$0.28	$1.12	$0.28	$0.28	$0.28	$0.28	$1.12

ITEM 7 – MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Acquired Loan:  Loans acquired from our acquisition of NUVO were recorded at fair value with no carryover of the related allowance for loan losses at the time of acquisition.  Determining the fair value of the loans marks was based upon calculating collateral shortfalls. Merchant management targeted for review selected loans covering 73% of the commercial loan portfolio including:

Merchant management targeted for review selected loans covering 73% of the commercial loan portfolio including:

•	Watch-listed and nonperforming
•	Delinquent over 30 days
•	Relationships over $500,000 total exposure

In addition, management reviewed samples of consumer, residential and home equity loans. Based on these reviews, management determined those acquired loans that had evidence of deterioration in credit quality and was therefore within the scope of FASB ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality:

For acquired loans accounted for under ASC 310-30, individual acquired loans determined to have evidence of deterioration in credit quality are accounted for individually.  Acquired loans that were not individually in the scope of ASC 310-30 were accounted for under ASC 310-20, Nonrefundable Fees and Other Costs.

For acquired loans accounted for under ASC 310-30, the excess of expected cash flows from acquired loans over the estimated fair value of acquired loans at acquisition is called the accretable discount and is recognized into interest income over the remaining life of the acquired loans using the interest method.  The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the non-accretable discount.   The non-accretable discount represents estimated future credit losses expected to be incurred over the life of the acquired loans. Subsequent decreases to the expected cash flows require us to evaluate the need for an addition to the allowance for loan losses.  Subsequent improvements in expected cash flows result in the reversal of a corresponding amount of the non-accretable discount which we then reclassify as accretable discount. We recognize the accretable discount that is recognized in interest income over the remaining life of the loan using the interest method.  Our evaluation of the amount of future cash flows that we expect to collect takes into account actual credit performance of the acquired loans to date and our best estimates for the expected lifetime credit performance of the loans using currently available information.  Charge offs of the principal amount on acquired loans would be first applied to the non-accretable discount portion of the fair value adjustment. To the extent that we experience a deterioration in credit quality in our expected cash flows subsequent to the acquisition of the loans, an allowance for loan losses would be established based on our estimate of future credit losses over the remaining life of the loans.

In accordance with ASC 310-30, recognition of income is dependent on having a reasonable expectation about the timing and amount of cash flows expected to be collected.  We perform such an evaluation on a quarterly basis on our acquired loans individually accounted for under ASC 310-30.  To the extent that we cannot reasonably estimate cash flows, interest income recognition is discontinued.

Payoffs on loans that had partial charge offs at the time of acquisition are reported in the consolidated statements of income in interest income on loans, including fees, after retirement of principal.

Income Taxes: We estimate our income taxes for each period for which a statement of income is presented. This involves estimating our actual current tax exposure, as well as assessing temporary differences resulting from differing timing of recognition of expenses, income and tax credits, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheets. We must also assess the likelihood that any deferred tax assets will be recovered from future taxable income and, to the extent that recovery is not likely, a valuation allowance must be established. Significant Management judgment is required in determining income tax expense, and deferred tax assets and liabilities. As of December 31, 2015, we determined that no valuation allowance for deferred tax assets was necessary.

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

Goodwill and Other Acquisition-Related Intangible Assets: An acquirer in a business combination is required, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date. Contingent consideration, if any, is also recognized and measured at fair value on the date of acquisition. In addition, the accounting standards for business combinations require that: (i) acquisition-related transaction costs be expensed as incurred; (ii) specific requirements be met in order to accrue for a restructuring plan as part of the acquisition; (iii) certain pre-acquisition contingencies be recognized at fair value; and (iv) acquired loans be recorded at fair value as of the acquisition date without recognition of an allowance for loan losses.

Intangible assets are recognized in an amount equal to the excess of the purchase price over the fair value of the tangible net assets acquired. “Acquisition-related intangible assets” are separately identified and recognized, where appropriate, for assets such as trade names and the estimated values of acquired core deposits and/or customer relationships. The remaining intangible asset is recognized as goodwill.

Goodwill and indefinite-lived intangible assets are not amortized but, rather, are reviewed for impairment at least annually, with impairment losses recognized as a charge to expense when they occur. Acquisition-related intangible assets other than goodwill and indefinite-lived intangible assets are amortized to expense over their estimated useful lives and are periodically reviewed by management to assess recoverability, with impairment losses recognized as a charge to expense if carrying amounts exceed fair values.

Goodwill is evaluated for impairment at the reporting unit level. The impairment evaluation is performed as of an annual date or more frequently if a triggering event indicates that impairment may have occurred. The goodwill impairment analysis is a two-step test. The first step (Step 1) is used to identify potential impairment, and involves comparing each reporting unit’s estimated fair value to its carrying amount, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill is not deemed to be impaired.

The second step involves calculating the implied fair value of goodwill for each reporting unit for which impairment was indicated in Step 1. The implied fair value of goodwill is determined in a manner similar to how the amount is determined in a business acquisition. If the implied fair value of the goodwill exceeds the carrying amount of goodwill assigned to the reporting unit, no impairment exists.

GENERAL

The following discussion and analysis of financial condition and results of operations of Merchants and its subsidiaries for the three years ended December 31, 2015 should be read in conjunction with the consolidated financial statements and Notes thereto and selected statistical information appearing elsewhere in this Annual Report on Form 10-K. The financial condition and results of operations of Merchants essentially reflect the operations of its principal subsidiary, Merchants Bank. Certain statements contained in this section are forward-looking statements subject to certain risks and uncertainties described in this Annual Report on Form 10-K under the headings “Forward-Looking Statements” and “Risk Factors.”

Non-GAAP Financial Measures

Certain measurements contained in this section that are presented on a fully taxable equivalent basis constitute non-GAAP financial measures as described in this Annual Report on Form 10-K under the heading “Use of Non-GAAP Financial Measures” above.

RESULTS OF OPERATIONS

Overview

We realized net income of $12.62 million, $12.13 million and $15.13 million for the years ended December 31, 2015, 2014 and 2013, respectively. Basic earnings per share were $1.98, $1.92 and $2.40 and diluted earnings per share were $1.98, $1.91 and $2.40 for the years ended December 31, 2015, 2014 and 2013, respectively. We declared and distributed total dividends of $1.12 per share each year during 2015, 2014 and 2013. On January 21, 2016, we declared a dividend of $0.28 per share for the fourth quarter of 2015, which was paid on February 18, 2016, to stockholders of record as of February 4, 2016.  Total assets were $2.02 billion at December 31, 2015,  an increase of 17.3% over the balance at December 31, 2014.  Total stockholders’ equity was $148.05 million at December 31, 2015, an increase of 17.6% over the balance at December 31, 2014.

Our return on average equity was 9.69%, 9.84% and 12.97% for 2015, 2014 and 2013, respectively, and our return on average assets was 0.71%, 0.73% and 0.90% for 2015, 2014 and 2013, respectively. Year-end book value per share increased to $21.59 during 2015 from $19.89 in the prior year. Our capital ratios remain strong, with a Tier 1 leverage ratio of 8.77%, a total risk-based capital ratio of 15.80% and a tangible capital ratio of 6.94%.

➢

Net interest income: Our fully taxable equivalent net interest income was $50.15 million for 2015, an increase of $1.62 million from 2014.  Our net interest margin for 2015 was 2.94%, a 9 basis point decrease from 2014.

➢	Provision for Credit Losses: Asset quality remained strong throughout 2015. We booked a provision for credit losses of $250 thousand for 2015, compared to $150 thousand for 2014.

➢	Loans: Total loans at December 31, 2015 were $1.41 billion, an increase of $231.95 million, or 19.62%, over the total loan balance at December 31, 2014.

➢	Investments: Total investments, which includes FHLB, at year end 2015 were $406.93 million, an increase of $60.66 million from year end 2014.

➢	Deposits: Total deposits at year end 2015 were $1.55 billion, an increase of $24 million over the balance at year end 2014.

Net Interest Income

2015 compared with 2014

As shown on the table on page 30, our taxable equivalent net interest income was $50.15 million for the year ended December 31, 2015 compared to $48.53 million for 2014.  The increase in net interest income is attributable to growth in total commercial loans. Average loans increased $74.80 million from 2014. Our fully taxable equivalent net interest margin decreased 9 basis points to 2.94% for 2015 from 3.03% for 2014. The decline in the margin was primarily due to the decline in asset yields, which decreased 14 basis points during 2015. Average interest bearing deposits declined $132.20 million from 2014. The decrease in interest bearing transaction accounts was solely the result of converting certain deposit products from interest bearing to non-interest bearing.  Average noninterest bearing deposits increased $195.34 million from 2014. The mix of deposits continued to change during the year from interest bearing to non-interest bearing.

2014 compared with 2013

As shown on the table on page 30, our taxable equivalent net interest income was $48.53 million for the year ended December 31, 2014 compared to $50.96 million for 2013.   We used cash flows from the investment portfolio to fund loan growth during 2014. We grew average loans for 2014 by $31.95 million, funded in part by a $97.41 million reduction in the average investment portfolio; the reduction in the investment portfolio was due to management’s decision to reduce price volatility risk. Overall earning assets decreased by $13.77 million during 2014; due to an extended low interest rate environment combined with competitive pressure on spreads resulted in overall lower asset yields and lower levels of net interest income for 2014 compared to 2013. Our fully taxable equivalent net interest margin decreased 12 basis points to 3.03% for 2014 from 3.15% for 2013. Margin compression during 2014 was the result of reduced earning asset yields, which decreased 15 basis points during 2014.  Average loan yields decreased 21 basis points and average investment yields increased 4 basis points.  One of the factors influencing our loan yields is management’s effort to maintain the percentage of variable rate loans.  Adjustable rate loans were $308.9 million as of December 31, 2014, or 26.14% of the loan portfolio. These loans have a lower current yield than fixed rate loans, but will have higher yields when short-term rates start to rise.

Average interest bearing deposits decreased $126.40 million during 2014; the mix of those deposits changed during the year. Time deposits decreased $63.74 million, and transaction accounts decreased by $62.66 million. The decrease in interest bearing transaction accounts was solely the result of converting certain deposit products from interest bearing to non-interest bearing.  We also succeeded in growing our noninterest bearing checking account categories during 2014, growing that funding source by $147.34 million primarily due to the aforementioned transfer. The average cost of interest bearing liabilities for 2014 was 0.40%, an increase of one basis point from 2013.

The following table presents an analysis of net interest income and illustrates interest income earned and interest expense charged for each major component of interest earning assets and interest bearing liabilities. Yields/rates are computed on a fully taxable-equivalent (“FTE”) basis, using a 35% rate.  Nonaccrual loans are included in the average loan balance outstanding.

Distribution of Assets, Liabilities and Stockholders' Equity; Interest Rates and Net Interest Margin

	2015			2014			2013
		Interest	Average		Interest	Average		Interest	Average
Taxable equivalent	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(In thousands)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS:
Loans, including fees on loans	$1,240,386	$46,176	3.72%	$1,165,586	$44,893	3.85%	$1,133,637	$46,045	4.06%
Investments	385,806	7,779	2.02%	358,274	7,965	2.22%	455,679	9,912	2.18%
Federal funds sold, securities sold under agreements to repurchase and interest bearing deposits with banks	81,961	250	0.31%	79,599	192	0.24%	27,909	68	0.24%
Total earning assets	1,708,153	$54,205	3.17%	1,603,459	$53,050	3.31%	1,617,225	$56,025	3.46%
Allowance for loan losses	(12,116)			(12,123)			(11,935)
Cash and cash equivalents	25,901			27,351			27,087
Premises and equipment	15,271			15,616			16,443
Bank owned life insurance	10,426			10,150			—
Other assets	27,861			23,213			28,522
Total assets	$1,775,496			$1,667,666			$1,677,342

LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest bearing deposits:
Savings, interest bearing checking and money market accounts	$590,988	$1,433	0.24%	$668,815	$1,647	0.25%	$731,476	$1,184	0.16%
Time deposits	203,851	1,312	0.64%	258,220	1,725	0.67%	321,962	2,166	0.67%
Total interest bearing deposits	794,839	2,745	0.35%	927,035	3,372	0.36%	1,053,438	3,350	0.32%
Federal funds purchased and Federal Home Loan Bank short-term borrowings	3,953	13	0.33%	212	1	0.47%	17,260	51	0.30%
Securities sold under agreements to repurchase, short-term	226,913	497	0.22%	192,868	352	0.18%	212,644	863	0.41%
Other long-term debt	2,529	50	1.97%	2,358	48	2.04%	2,439	50	2.04%
Junior subordinated debentures issued to unconsolidated subsidiary trust	20,619	747	3.62%	20,619	752	3.65%	20,619	756	3.78%
Total borrowed funds	254,014	1,307	0.51%	216,057	1,153	0.53%	252,962	1,720	0.68%
Total interest bearing liabilities	1,048,853	$4,052	0.39%	1,143,092	$4,525	0.40%	1,306,400	$5,070	0.39%
Demand deposits	588,698			393,355			246,011
Other liabilities	7,725			7,936			8,291
Stockholders' equity	130,220			123,283			116,640
Total liabilities & stockholders' equity	$1,775,496			$1,667,666			$1,677,342

Net interest income, FTE		$50,153			$48,525			$50,955
Tax equivalent adjustment		(2,089)			(2,078)			(2,058)
Net interest income, GAAP		$48,064			$46,447			$48,897

Yield spread			2.78%			2.91%			3.07%

Net interest margin			2.94%			3.03%			3.15%

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

Analysis of Changes in Fully Taxable Equivalent Net Interest Income

2015 compared to 2014
				Due to
			Increase			Volume/
(In thousands)	2015	2014	(Decrease)	Volume	Rate	Rate
Fully taxable equivalent interest income:
Loans, including fees on loans	$46,176	$44,893	$1,283	$2,880	$(1,484)	$(113)
Investments	7,779	7,965	(186)	611	(730)	(67)
Federal funds sold, securities sold under agreements to repurchase and interest bearing deposits with banks	250	192	58	6	52	—
Total interest income	54,205	53,050	1,155	3,497	(2,162)	(180)
Less interest expense:
Savings, interest bearing checking and money market accounts	1,433	1,647	(214)	(195)	(50)	31
Time deposits	1,312	1,725	(413)	(364)	(68)	19
Federal funds purchased and Federal Home Loan Bank short-term borrowings	13	1	12	19	—	(7)
Securities sold under agreements to repurchase, short-term	497	352	145	61	76	8
Other long-term debt	50	48	2	(2)	3	1
Junior subordinated debentures issued to unconsolidated subsidiary trust	747	752	(5)	—	(6)	1
Total interest expense	4,052	4,525	(473)	(481)	(45)	53
Net interest income	$50,153	$48,525	$1,628	$3,978	$(2,117)	$(233)

2014 compared to 2013
				Due to
			Increase			Volume/
(In thousands)	2014	2013	(Decrease)	Volume	Rate	Rate
Fully taxable equivalent interest income:
Loans, including fees on loans	$44,893	$46,045	$(1,152)	$327	$(600)	$(879)
Investments	7,965	9,912	(1,947)	(534)	55	(1,468)
Federal funds sold, securities sold under agreements to repurchase and interest bearing deposits with banks	192	68	124	32	—	92
Total interest income	53,050	56,025	(2,975)	(175)	(545)	(2,255)
Less interest expense:
Savings, interest bearing checking and money market accounts	1,647	1,184	463	(26)	156	333
Time deposits	1,725	2,166	(441)	(108)	(4)	(330)
Federal funds purchased and Federal Home Loan Bank short-term borrowings	1	51	(50)	(13)	1	(38)
Securities sold under agreements to repurchase, short-term	352	863	(511)	(20)	(120)	(371)
Other long-term debt	48	50	(2)	—	—	(2)
Junior subordinated debentures issued to unconsolidated subsidiary trust	752	756	(4)	—	(1)	(3)
Total interest expense	4,525	5,070	(545)	(167)	32	(411)
Net interest income	$48,525	$50,955	$(2,430)	$(8)	$(577)	$(1,844)

Provision for Credit Losses

The allowance for loan losses at December 31, 2015 was $12.04 million, or 0.85% of total loans and 287% of nonperforming loans, compared to the December 31, 2014 balance of $11.83 million, or 1.00% of total loans and 1,496% of nonperforming loans.  We recorded a provision of $250 thousand during 2015 compared to $150 thousand during 2014.  Our credit quality continues to be strong; modest loan growth during 2015 was the primary factor for the provision in 2015. Performing loans past due 31-90 days were 0.05% of total loans at December 31, 2015 compared to 0.04% at December 31, 2014.  Nonperforming loans as a percent of total loans were 0.30% at December 31, 2015 compared to 0.07% at December 31, 2014.  Accruing substandard loans decreased to 1.32% of total loans at December 31, 2015 compared to 2.55% at December 31, 2014.  Net charge-offs for 2015 total $109 thousand, compared to net charge-offs of $163 thousand during 2014. All of these factors are taken into consideration during Management’s quarterly review of the Allowance. For a more detailed discussion of our Allowance and nonperforming assets, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Credit Quality and Allowance for Credit Losses” below.

NONINTEREST INCOME AND EXPENSES

Noninterest income

2015 compared to 2014

Total noninterest income increased $386 thousand to $11.96 million for 2015 compared to 2014. Excluding non-recurring miscellaneous income recognized in the third quarter of 2015 of $440 thousand, total noninterest income declined $54 thousand. The increase in debit card income offset reductions in overdraft fees. Trust division income increased $132 thousand to $3.5 million for 2015 compared to 2014.

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

Noninterest expense

2015 compared to 2014

Total noninterest expense increased $1.76 million to $43.97 million for 2015 compared to 2014. Excluding merger-related, severance and retirement costs for 2015, and core processing conversion and severance expenses for 2014, noninterest expense was $41.09 million compared to $39.97 million to 2014. The higher severance expense in 2015 is primarily related to a strategic initiative to align our resources with customer needs and behavior, which resulted in a reduction of branch staffing.

•

Total compensation and benefits increased $1.44 million to $21.88 million for the year-ended December 31, 2015 compared to 2014. The increase was primarily attributable to higher commission and incentive expense of $676 thousand, and higher pension expense of $248 thousand. Additionally, expenses related to the Company’s health and group insurance plan increased $77 thousand.

•	Marketing expense declined $616 thousand to $561 thousand at December 31, 2015. The 2014 expense included costs for a new marketing campaign.
•

Other expense increased $221 thousand to $3.89 million for year ended December 31, 2015 compared to 2014. External audit and regulatory fees increased $57 thousand and travel expense increased $34 thousand.

2014 compared to 2013

Total noninterest expense increased $2.64 million to $42.21 million for 2014 compared to 2013.  Excluding $1.32 million related to the core conversion project, noninterest expense increased $1.32 million for 2014 compared to 2013.

•

Total compensation and benefits increased $1.28 million to $20.44 million for the year ended December 31, 2014 compared to 2013; the increase was primarily attributable to severance accruals of $925 thousand. Expenses related to our group health insurance plan were $276 thousand higher for the year ended December 31, 2014 compared to 2013. Lastly, deferred loan costs in 2014 were $243 thousand less due to fewer loan originations than in 2013.

•	The marketing expense decreased $217 thousand to $1.18 million for year ended December 31, 2014 compared to 2013. Initiatives were postponed due to the core processing conversion.

•	The expense associated with mobile and internet banking increased $222 thousand as the need to offer advanced technology and 24 hour account access has increased costs.

Income Taxes

We recognized $2.26 million, $2.53 million and $1.75 million, respectively, during 2015, 2014, and 2013, in low-income housing, historic rehabilitation and qualified school construction bond tax credits as a reduction in the provision for income taxes. These credits, combined with tax exempt income earned on our municipal loan portfolio, resulted in an effective tax rate of 20%, 23% and 25% for 2015, 2014, and 2013, respectively.  During the first quarter of 2014 Merchants adopted, ASU 2014-01, “Accounting for Investments in Qualified Affordable Housing Projects” retrospectively therefore prior periods have been reclassified accordingly. This adoption allows low income housing tax credit that meet certain conditions to be accounted for in income tax expense

BALANCE SHEET ANALYSIS

Our total assets increased to  $2.02 billion at December 31, 2015 from $1.72 billion at December 31, 2014, while our average earning assets also increased to $1.71 billion at December 31, 2015 from $1.60 billion at December 31, 2014.

Loans

Average loans for 2015 were $1.24 billion, a $74.80 million, or 6.4%, increase over average loans for 2014 of $1.17 billion. Loans at December 31, 2015 reached $1.41 billion, a $231.95 million increase over 2014 ending balance of $1.18 billion. Growth for 2015 was driven by modest moderate growth in the Vermont business as well as the addition of $149 million related to the acquisition NUVO.

The composition of our loan portfolio is shown in the following table:

	Ending Loan Balances as of December 31,
(In thousands)	2015	2014	2013	2012	2011
Commercial, financial & agricultural	$237,451	$177,597	$172,810	$165,023	$146,990
Municipal	105,421	94,366	94,007	84,689	101,705
Real estate – residential	468,443	469,529	489,706	460,395	420,425
Real estate – commercial	558,004	412,447	371,319	357,178	333,308
Real estate – construction	34,802	23,858	31,841	10,561	18,993
Installment	10,115	4,504	5,655	4,701	5,806
All other loans	44	33	895	376	399
	$1,414,280	$1,182,334	$1,166,233	$1,082,923	$1,027,626

Totals above are shown net of deferred loans fees of $1.20 million, $734 thousand, $618 thousand, $250 thousand, and $11 thousand for 2015, 2014, 2013, 2012, and 2011, respectively. No reclassifications were necessary in 2015, 2014 or 2013. Ending loan balances for 2012 and 2011 in the table above reflect the reclassification of $29.56 million and $19.39 million, respectively, in non-owner occupied residential real estate loans from the residential real estate category to the commercial real estate category. This presentation more accurately presents the risk profile of these loans.

At December 31, 2015, we serviced $778 thousand in residential mortgage loans for investors such as the Federal National Mortgage Association (“FNMA”) and the Federal Home Loan Mortgage Corporation (“FHLMC”), and other financial investors and government agencies. This servicing portfolio continued to decrease during 2015.

The following table presents the contractual maturities of our loan portfolio at December 31, 2015:

		Over One
	One Year	Through	Over Five
(In thousands)	Or Less	5 Years	Years	Total
Commercial, financial & agricultural	$60,411	$101,512	$75,528	$237,451
Municipal	53,041	8,083	44,297	105,421
Real estate – residential	4,102	26,383	437,958	468,443
Real estate – commercial	30,601	212,991	314,412	558,004
Real estate – construction	7,833	5,363	21,606	34,802
Installment	892	8,498	725	10,115
All other loans	44	—	—	44
	$156,924	$362,830	$894,526	$1,414,280

The following table presents loans maturing after one year which have predetermined interest rates and floating or adjustable interest rates as of December 31, 2015:

(In thousands)	Fixed	Adjustable
Commercial, financial & agricultural	$120,257	$56,783
Municipal	52,380	—
Real estate – residential	411,783	52,558
Real estate – commercial	307,480	219,923
Real estate – construction	21,114	5,855
Installment	9,223	—
Other	—	—
	$922,237	$335,119

It is our policy to make loans to directors, executive officers, and associates of such persons on substantially the same terms, including interest rates and collateral, as those prevailing for comparable lending transactions with other persons.

Investments

The investment portfolio is used to generate interest income, manage liquidity and mitigate interest rate sensitivity. Our investment portfolio totaled $403.13 million at December 31, 2015,  an increase of $61.24 million from the December 31, 2014 ending balance of $341.89 million.

At the time of purchase, NUVO’s investment portfolio of fixed rate agency securities was valued at $4.3 million with a yield of 1.96%. Following the completion of the acquisition, the portfolio was sold. Proceeds from this transaction were used to purchase $15 million in variable rate agencies of which $5 million was a CMO. The average yield for the purchase was 1.78%.

We purchased bonds with a total book value of $133.14 million during 2015. We intentionally allowed the investment portfolio to run off using the cash flow to fund our loan growth and reduce the price volatility.  This will help us control overall asset growth and strengthen our capital ratios and returns as rates rise.

During 2014, we transferred securities with a total amortized cost of $12.63 million, and a corresponding fair value of $12.64 million, from available for sale to held to maturity.  The net unrealized gain, net of taxes, on these securities at the dates of the transfers was $8.31 thousand.  The unrealized holding gain at the time of transfer continues to be reported in accumulated other comprehensive income, net of tax and is amortized over the remaining lives of the securities as an adjustment of the yield. During 2013, securities with an unrealized loss were transferred from available for sale to held to maturity. The amortization of the unamortized holding loss reported in accumulated other comprehensive income offsets the effect on interest income of the discount for the transferred securities.  The remaining unamortized balance of the losses for the securities transferred from available for sale to held to maturity was $2.30 million at December 31, 2015.

The composition of our investment portfolio at carrying amounts is shown in the following table:

	As of December 31,
(In thousands)	2015	2014	2013
Available for Sale:
U.S. Treasury Obligations	$25,113	$25,093	$100
U.S. Government Sponsored Enterprises (“U.S. GSEs”)	20,794	—	—
FHLB Obligations	51,111	—	—
Residential Real Estate Mortgage-backed Securities (“Agency MBSs”)	97,249	95,407	99,271
Agency Commercial Mortgage Backed Securities ("Agency CMBSs")	24,553	21,704	17,638
Agency Collateralized Mortgage Obligations (“Agency CMOs”)	64,279	60,882	97,209
Collateralized Loan Obligations ("CLOs")	—	—	37,907
Asset Backed Securities (“ABSs”)	355	387	388
Total available for sale	283,454	203,473	252,513
Held to maturity:
U.S. Agency Obligations	20,084	22,072	23,580
U.S. GSEs	9,556	9,498	9,442
FHLB Obligations	4,758	4,720	4,684
Agency MBSs	7,027	8,109	9,015
Agency CMOs	78,249	94,022	94,105
Total held to maturity	119,674	138,421	140,826
Total Securities	$403,128	$341,894	$393,339

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

The contractual final maturity distribution of the debt securities classified as available for sale and held to maturity as of December 31, 2015, was as follows:

SECURITIES AVAILABLE FOR SALE (at fair value):

		After One
		But	After Five
	Within	Within	But Within	After Ten
(In thousands)	One Year	Five Years	Ten Years	Years	Total
U.S. Treasury Obligations	$102	$25,011	$—	$—	$25,113
U.S. GSEs	—	20,794	—	—	20,794
FHLB Obligations	—	34,788	16,323	—	51,111
Agency MBSs	72	4,068	34,243	58,866	97,249
Agency CMBSs	184	12,984	7,436	3,949	24,553
Agency CMOs	—	—	1,632	62,647	64,279
ABSs	—	—	—	355	355
	$358	$97,645	$59,634	$125,817	$283,454
Weighted average investment yield	2.51%	1.57%	2.12%	2.27%

SECURITIES HELD TO MATURITY (at amortized cost):

		After One
		But	After Five
	Within	Within	But Within	After Ten
(In thousands)	One Year	Five Years	Ten Years	Years	Total
U.S. Agency Obligations	$—	$—	$—	$20,084	$20,084
U.S. GSEs	—	—	9,556	—	$9,556
FHLB Obligations	—	—	4,758	—	$4,758
Agency CMOs	—	—	—	78,249	$78,249
Agency MBSs	2	—	83	6,942	$7,027
	$2	$—	$14,397	$105,275	$119,674
Weighted average investment yield	4.48%	—%	1.96%	1.91%

Actual maturities will differ from contractual maturities because borrowers may have rights to call or prepay obligations. Maturities of mortgage-backed securities and collateralized mortgage obligations are based on final contractual maturities.

As a member of the Federal Home Loan Bank system, we are required to invest in stock of the FHLB in an amount determined based on our borrowings from the FHLBB.  At December 31, 2015, our investment in FHLBB stock totaled $3.80 million.  Dividend income on FHLBB stock of $124 thousand and $107 thousand was recorded during 2015 and 2014, respectively. The FHLBB continues to be classified as “adequately capitalized” by its primary regulator. Based on current available information, we have concluded that our investment in FHLBB stock is not impaired.  We will continue to monitor our investment in FHLBB stock.

Other Assets

Bank premises and equipment decreased to $15.03 million at December 31, 2015 from $15.49 million at December 31, 2014. The inclusion of NUVO added $544 thousand of fixed assets.  During 2014, we converted the core operating system. In 2015, we recognized a full year of amortization for the new platform and conversion costs.

NUVO also contributed other assets of $3.45 million at December 31, 2015. The primary components of other assets are deferred tax asset of $2.086 million and Dealer Reserve of $717 thousand.

Investments in real estate limited partnerships increased $491 thousand due to additional investments made. These partnerships provide affordable housing in the communities in which we do business and provide us with tax credits and a high targeted rate of return on our investment.

Deposits

Our deposit balances at December 31, 2015 increased $242.67 million, or 18.54%, to $1.55 billion from $1.31 billion at December 31, 2014. Total average deposits for 2015 were $1.38 billion, a $63.15 million increase over average balances for 2014.  This represents a 4.78% annualized growth rate. The composition of our deposit balances is shown in the following table:

	As of December 31,
(In thousands)	2015	2014	2013
Demand	$631,244	$566,366	$266,299
Savings, interest bearing checking & money market accounts	665,623	530,722	752,171
Time deposits	254,572	211,684	305,106

Total	$1,551,439	$1,308,772	$1,323,576

Total deposits reached $1.55 billion at December 31, 2015, an increase of $242.7 million compared to December 31, 2014, standalone Merchants Bank deposits increased $99 million. The increase is primarily attributable to higher retail and trust account deposits. NUVO contributed $143 million in total deposits at December 31, 2015.

Time deposits of $250 thousand and greater at December 31, 2015 and 2014 had the following schedule of maturities:

	As of December 31,
(In thousands)	2015	2014
Three months or less	$16,386	$12,133
Three to six months	6,421	5,174
Six to twelve months	8,858	5,623
One to five years	11,672	4,714
Total	$43,337	$27,644

Other Liabilities

Securities sold under agreement to repurchase, which represent collateralized customer accounts increased $28.18 million to $286.64 million at December 31, 2015 compared to $258.46 million at December 31, 2014. The increase is primarily a result of the success in growing the municipal business.

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

These hybrid securities qualify as regulatory capital, up to certain regulatory limits. At the same time, they are considered debt for tax purposes, and as such, interest payments are fully deductible. The trust preferred securities total $20.62 million, and carried a fixed rate of interest through December 2009, at which time the rate became variable and adjusts quarterly at three-month LIBOR plus 1.95%. We have entered into an interest rate swap arrangement for $10 million of our trust preferred issuance.  The swap fixes the rate on $10 million at 5.23% and expires on December 15, 2016. The impact on net interest income for 2015, 2014 and 2013 from the interest expense on the trust preferred securities was $746 thousand, $752 thousand and $756 thousand per year, respectively. The trust preferred securities mature on December 31, 2034, and are redeemable without penalty at our option, subject to prior approval by the FRB.

CREDIT QUALITY AND ALLOWANCE FOR CREDIT LOSSES

The United States economy continued to show modest improvement during 2015.  Although Vermont, our primary market, was not immune to the recent economic turmoil, the downturn was less severe and therefore the recovery not as dramatic, the state has one of the lowest foreclosure rates in the country, home price depreciation has been muted, and the unemployment rate is lower than the national average.

Credit quality

Credit quality is a major strategic focus and strength of our company.  Although we actively manage current nonperforming and classified loans, there is no assurance that we will not have increased levels of problem assets in the future.  The composition of the nonperforming pool is dynamic with accounts moving in and out of this category over time. The following table summarizes our nonperforming loans (“NPL”) and nonperforming assets (“NPA”) as of December 31, 2011, through December 31, 2015:

(In thousands)	2015	2014	2013	2012	2011
Nonaccrual loans	$3,513	$598	$425	$2,355	$1,953
Loans past due greater than 90 days and accruing	—	—	75	—	—
Troubled debt restructurings (“TDR”)	682	193	406	557	558
Total nonperforming loans	4,195	791	906	2,912	2,511
OREO	12	—	108	—	358
Total nonperforming assets	$4,207	$791	$1,014	$2,912	$2,869

Nonperforming loans at December 31, 2015 were $4.20 million, including $2.2 million in nonperforming loans acquired from NUVO Bank.  The remaining $1.2 million increase compared to December 31, 2014 was primarily related to two commercial relationships.

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

TDRs represent balances where the existing loan was modified involving a concession in rate, term or payment amount due to the distressed financial condition of the borrower. There were three restructured residential mortgages at December 31, 2015 with balances totaling $125 thousand. There were three restructured commercial loans at December 31, 2015 with a balance of $557 thousand.  At December 31, 2015 five of the six TDRs continue to pay as agreed according to the modified terms and four of the six TDRs are considered well-secured.

Excluded from the nonperforming balances discussed above are our loans that are 31 to 90 days past due, which are not necessarily considered classified or impaired.  Accruing loans 31 to 90 days past due as a percentage of total loans as of the periods indicated are presented in the following table:

Year Ended	31-90 Days
December 31, 2015	0.05%
December 31, 2014	0.04%
December 31, 2013	0.03%
December 31, 2012	—%
December 31, 2011	0.02%

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

A loan remains in non-accruing status until the factors which suggest doubtful collectability no longer exist, the loan is liquidated, or when the loan is determined to be uncollectible, and is charged off against the allowance for loan losses.  In those cases where a non-accruing loan is secured by real estate, we can, and may, initiate foreclosure proceedings.  The result of such action will either be to cause repayment of the loan with the proceeds of a foreclosure sale or to give us possession of the collateral in order to manage a future resale of the real estate.  Foreclosed property is recorded at the lower of its cost or estimated fair value, less any estimated costs to sell and is actively marketed.  Any cost in excess of the estimated fair value on the transfer date is charged to the allowance for loan losses, while further declines in market values are recorded as OREO expense in the consolidated statements of income. Impaired loans, which primarily consist of non-accruing residential mortgage and commercial real estate loans and TDRs, totaled $4.20 million and $791 thousand at December 31, 2015 and 2014, respectively.  At December 31, 2015, $442 thousand of impaired loans had specific reserve allocations totaling $137 thousand.

Substandard loans at December 31, 2015 totaled $22.68 million, of which $18.70 million in loans continue to accrue interest.   Loans identified as substandard have well-defined weaknesses that, if not addressed, could result in a loss.  These accruing substandard loans have generally continued to pay promptly and Management conducts regularly scheduled comprehensive reviews of the borrowers’ financial condition, payment performance, accrual status and collateral.  These reviews also ensure that these troubled accounts are properly administered with a focus on loss mitigation and that any potential loss exposures are appropriately quantified, and reserved for. The findings of this review process are a key component in assessing the adequacy of our loan loss reserve.

Accruing substandard loans at December 31, 2015 reflect a $11.41 million decrease in balances since December 31, 2014. At December 31, 2015, accruing substandard loans related to owner-occupied commercial real estate totaled $11.66 million, investor commercial real estate loans totaled $887 thousand, residential investment real estate loans totaled $195 thousand, and $5.95 million in substandard loans are outstanding to corporate borrowers in a variety of different industries. Nine borrowers in a variety of industries account for 92% of the total accruing substandard loans, and approximately $5 thousand of the total accruing substandard loans carry some form of government guarantee.

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

Allowance for Credit Losses

The allowance for credit losses is made up of two components: the allowance for loan losses (ALL) and the reserve for undisbursed lines and standby letters of credit.  The ALL is based on Management's estimate of the amount required to reflect the probable incurred losses in the loan portfolio, based on circumstances and conditions known at each reporting date. We review the adequacy of the ALL quarterly. Factors considered in evaluating the adequacy of the ALL include previous loss experience, the size and composition of the portfolio, risk rating composition, current economic and real estate market conditions and their effect on the borrowers, the performance of individual loans in relation to contractual terms and estimated fair values of properties that secure impaired loans.

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

The following table summarizes the allowance for loan losses allocated by loan type:

(In thousands)	2015	2014	2013	2012	2011
Commercial, financial & agricultural	$2,696	$2,583	$2,740	$2,915	$2,412
Municipal	590	623	758	494	307
Real estate – residential	2,882	3,038	2,995	3,333	2,892
Real estate – commercial	5,386	5,209	5,040	4,605	4,575
Real estate – construction	420	325	481	187	393
Installment	66	13	18	17	23
All other loans	—	42	10	11	17
Allowance for loan losses	$12,040	$11,833	$12,042	$11,562	$10,619

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

The following table reflects our loan loss experience and activity in the allowance for loan losses for the past five years:

(In thousands)	2015	2014	2013	2012	2011
Average loans outstanding	$1,240,386	$1,165,586	$1,133,637	$1,057,446	$971,003
Allowance beginning of year	11,833	12,042	11,562	10,619	10,135
Charge-offs:
Commercial, financial & agricultural and all other loans	(29)	(34)	(20)	(9)	(80)
Real estate – residential	(112)	(25)	(289)	(20)	(83)
Real estate – commercial	—	—	(1)	(32)	(60)
Real estate – construction	—	—	—	—	(96)
Installment, other	(108)	(172)	(102)	—	(10)
Total charge-offs	(249)	(231)	(412)	(61)	(329)
Recoveries:
Commercial, financial & agricultural and all other loans	34	10	62	30	101
Real estate – residential	52	24	6	14	4
Real estate – commercial	2	1	40	1	44
Real estate – construction	—	—	1	25	25
Installment, other	52	33	19	—	4
Total recoveries	140	68	128	70	178
Net recoveries (charge-offs)	(109)	(163)	(284)	9	(151)
Provision (credit) for loan losses	316	(46)	764	934	635

Allowance end of year	$12,040	$11,833	$12,042	$11,562	$10,619
Ratio of net (charge-offs) recoveries to average loans outstanding	(0.01)%	(0.01)%	(0.02)%	—%	(0.02)%
Components:
Provision for allowance for loan losses	$316	$(46)	$764	$934	$635
Provision for reserve for undisbursed lines of credit	(66)	196	36	16	115
Provision for credit losses	$250	$150	$800	$950	$750

Strong credit quality and minimal losses supports Merchants decision for a zero provision during the fourth quarter of 2015, and modest loan growth supports the 2015 provision of $250 thousand.

The following table reflects our nonperforming asset and coverage ratios as of the dates indicated:

	2015	2014	2013	2012	2011
NPL to total loans	0.30%	0.07%	0.08%	0.27%	0.24%
NPA to total assets	0.21%	0.05%	0.06%	0.17%	0.18%
Allowance for loan losses to total loans	0.85%	1.00%	1.03%	1.07%	1.03%
Allowance for loan losses to NPL	287%	1,496%	1,329%	397%	423%

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

As of December 31, 2015, we could borrow up to $65 million in overnight funds through unsecured borrowing lines established with correspondent banks.  We have established both overnight and longer term lines of credit with FHLBB.  FHLBB borrowings are secured by residential mortgage loans. The total amount of loans pledged to the FHLBB for both short and long-term borrowing arrangements totaled $262.96 million at December 31, 2015. We have additional borrowing capacity with the FHLBB of $245.14 million as of December 31, 2015.  We have also established a borrowing facility with the FRB which will enable us to borrow at the discount window. Additionally, we have the ability to borrow through the use of repurchase agreements, collateralized by Agency MBS and Agency CMO, with certain approved counterparties. Our investment portfolio, which is managed by the ALCO, had a book value of $402.86 million at December 31, 2015, of which $335.81 million was pledged.  The portfolio is a reliable source of cash flow for us. We closely monitor our short term cash position.  Any excess funds are either left on deposit at the FRB, or are in a fully insured account with one of our correspondent banks.

Presented below are our short-term borrowings during the periods indicated:

	Year Ended	Year Ended
(Dollars in thousands)	December 31, 2015	December 31, 2014
FHLBB and other short-term borrowings
Amount outstanding at end of period	$—	$—
Maximum during the period amount outstanding	63,000	18,900
Average amount outstanding	3,953	212
Weighted average-rate during the period	0.33%	0.31%
Weighted average rate at period end	—%	—%
Securities sold under agreement to repurchase, short-term
Amount outstanding at end of period	286,639	$258,464
Maximum during the period amount outstanding	318,788	292,692
Average amount outstanding	226,913	192,868
Weighted average-rate during the period	0.22%	0.18%
Weighted average rate at period end	0.19%	0.26%

Contractual Obligations

We have certain long-term contractual obligations, including long-term debt agreements, operating leases for branch operations, and time deposits. The maturity schedules for these obligations are as follows:

		One Year	Three
	Less than	To Three	Years To	Over Five
(In thousands)	One year	Years	Five Years	Years	Total
Debt maturities	$1,586	$1,767	$187	$1,698	$5,238
Junior subordinated debentures	—	—	—	20,619	20,619
Operating lease payments	1,444	3,234	1,975	2,354	9,007
Time deposits	182,146	45,842	26,584	—	254,572
	$185,176	$50,843	$28,746	$24,671	$289,436

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

Exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and financial guarantees written is represented by the contractual amount of those instruments. We use the same credit policies in making commitments as we do for on‑balance sheet instruments. The contractual amounts of these financial instruments at December 31, 2015 are as follows:

Contractual
(In thousands)	Amount
Financial instruments whose contract amounts represent credit risk:
Commitments to originate loans	32,133
Unused lines of credit	210,304
Standby letters of credit	6,296
Loans sold with recourse	9,526
Equity commitments to affordable housing limited partnerships	6,010

Commitments to originate loans are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments to originate loans generally have expiration dates within 60 to 180 days of the commitment. Unused lines of credit have expiration dates ranging from one to two years from the date of the commitment. Because a portion of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent a future cash requirement.  We evaluate each customer's creditworthiness on a case‑by‑case basis. Upon extension of credit, we obtain an appropriate amount of real and/or personal property as collateral based on our credit evaluation of the counterparty.

We do not issue any guarantees that would require liability-recognition or disclosure, other than standby letters of credit. We have issued conditional commitments in the form of standby letters of credit to guarantee payment on behalf of a customer and guarantee the performance of a customer to a third party. Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit totaled approximately $6.30 million and $8.77 million at December 31, 2015 and 2014, respectively, and represent the maximum potential future payments we could be required to make. Typically, these instruments have terms of 12 months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance sheet instruments. Our policies governing loan collateral apply to standby letters of credit at the time of credit extension. LTV ratios are generally consistent with LTV requirements for other commercial loans secured by similar types of collateral. The fair value of our standby letters of credit at December 31, 2015 and 2014 was insignificant.

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

Capital Resources

In general, capital growth is essential to support deposit and asset growth and to ensure our strength and safety. Net income increased our capital by $12.62 million in 2015, $12.13 million in 2014 and $15.13 million in 2013. Payment of dividends decreased our capital by $7.10 million in 2015, $7.09 million in 2014, and $7.05 million in 2013, while the use of treasury stock to fund our dividend reinvestment plan increased our capital by $622 thousand during 2013. In December 2004, we privately placed $20 million in capital securities as part of a pooled trust preferred program. The securities qualify as regulatory capital under regulatory adequacy guidelines.

Changes in the market value of our available for sale investment portfolio, net of tax, decreased capital by $1.31 million in 2015 and increased capital by $1.64 million in 2014. Our unrecognized net actuarial loss in our pension plan resulted in a cumulative after-tax charge to equity of $341 thousand.  Our unrealized loss on our interest rate swaps, net of taxes, at December 31, 2015, increased capital by a cumulative $156 thousand. We recognized $519 thousand and $472 thousand of amortization of unrealized holding losses of securities transferred from available for sale to held to maturity, net of taxes, in 2015 and 2014, respectively.

We extended our stock buyback program through January 26, 2017. Under the program, which was originally adopted in January 2007, we may repurchase up to 200,000 shares of our common stock on the open market from time to time, and have purchased 143,475 shares at an average price per share of $23.00 since the program's adoption.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

RISK MANAGEMENT

General

Our Management and Board of Directors are committed to sound risk management practices throughout the organization. We have developed and implemented a risk management monitoring program. Risks associated with our business activities and products are identified and measured as to probability of occurrence and impact on us (low, moderate, or high), and the control or other activities in place to manage those risks are identified and assessed. Periodically, department-level and senior managers re-evaluate and report on the risk management processes for which they are responsible. This documented program provides us with a comprehensive framework for monitoring our risk profile from a macro perspective. It also serves as a tool for assessing internal controls over financial reporting as required under the FDIA and the Sarbanes-Oxley Act of 2002.

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

Financial markets have been volatile and challenging for many financial institutions. Because of our favorable credit quality and strong balance sheet, we did not experience any liquidity constraints through the end of 2015.  During the past several quarters, our liquidity position has been strong, as depositors and investors in the wholesale funding markets seek strong financial institutions.

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

The ALCO consultant’s most recent review was as of December 31, 2015. The consultant ran a base simulation assuming no changes in rates as well as a 200 basis point rising and, because rates continue to be very low, a 100 basis point falling interest rate scenario that assumes a parallel and pro rata shift of the yield curve over a one-year period, and no growth assumptions.  Additionally, the consultant ran a 400 basis point rising simulation that assumed a parallel shift of the curve over 24 months, a 500 basis point rising simulation which assumed the curve flattened over a 24 month time frame, and a 500 basis point rising simulation which assumed the increase in rates was delayed by two years.   A summary of the results is as follows:

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

We have established a target range for the change in net interest income in year one of zero to 7.5%. The net interest income simulation as of December 31, 2015 showed that the change in net interest income for the next 12 months from our expected or “most likely” forecast was as follows:

Percent Change in Net
Rate Change	Interest Income
Up 200 basis points	2.6%
Down 100 basis points	(1.8)%

The change in net interest income in the second year of the simulation shows a more pronounced downward trend in the flat and down 100 basis points scenarios, the projected change is (0.8)% and (11.1)%, respectively, while the up 200 basis points simulation produces an increase of 8.9%.  The degree to which this exposure materializes will depend, in part, on our ability to manage our balance sheet as interest rates rise or fall.

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

The most significant ongoing factor affecting market risk exposure of net interest income during the year ended December 31, 2015 was the sustained low interest rate environment.  Net interest income exposure is also significantly affected by the shape and level of the U.S. Government securities and interest rate swap yield curves, and changes in the size and composition of the loan, investment and deposit portfolios.  During 2015, the two year Constant Maturity Treasury note increased 47 basis points to 1.06%. The spread between the two year CMT and the ten year CMT at December 31, 2015 was 121 basis points, compared to 139 basis points at December 31, 2014.

Credit Risk

The Board of Directors reviews and approves our loan policy on an annual basis. Among other things, the loan policy establishes restrictions regarding the types of loans that may be granted, and the distribution of loan types within our portfolio. Our loan portfolio is continuously monitored for performance, creditworthiness and strength of documentation through the use of a variety of management reports and the assistance of an external loan review firm.  Credit ratings are assigned to commercial loans and are routinely reviewed. Loan officers, under the supervision of the Senior Lender and Senior Credit Officer, take remedial actions to assure full and timely payment of loan balances when necessary.  Our policy is to discontinue the accrual of interest on loans when scheduled payments become contractually past due 91 or more days and the ultimate collectability of principal or interest become doubtful.  In certain instances the accrual of interest is discontinued prior to 91 days past due if Management determines that the borrower will not be able to continue making timely payments.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Merchants Bancshares, Inc.

Consolidated Balance Sheets

	December 31,	December 31,
(In thousands except share and per share data)	2015	2014
ASSETS
Cash and due from banks	$30,605	$23,745
Interest earning deposits with banks and other short-term investments	119,578	130,714
Total cash and cash equivalents	150,183	154,459
Investments:
Securities available for sale, at fair value	283,454	203,473
Securities held to maturity (fair value of $120,093 and $139,171)	119,674	138,421
Total investments	403,128	341,894
Loans	1,414,280	1,182,334
Less: Allowance for loan losses	12,040	11,833
Net loans	1,402,240	1,170,501
Federal Home Loan Bank stock	3,797	4,378
Bank premises and equipment, net	15,030	15,492
Investment in real estate limited partnerships	5,687	5,196
Bank owned life insurance	10,551	10,311
Core deposit intangible	1,360	—
Goodwill	6,967	—
Other assets	22,294	21,233
Total assets	$2,021,237	$1,723,464
LIABILITIES
Deposits:
Demand (noninterest bearing)	$631,244	$566,366
Savings, interest bearing checking and money market accounts	665,623	530,722
Time Deposits	254,572	211,684
Total deposits	1,551,439	1,308,772
Securities sold under agreements to repurchase and short-term debt	286,639	258,464
Other long-term debt	5,238	2,320
Junior subordinated debentures issued to unconsolidated subsidiary trust	20,619	20,619
Other liabilities	9,248	7,468
Total liabilities	1,873,183	1,597,643
STOCKHOLDERS' EQUITY
Preferred stock
Class A non-voting shares authorized - 200,000, none outstanding	—	—
Class B voting shares authorized - 1,500,000, none outstanding	—	—
Common stock, $.01 par value	72	67
Authorized: 10,000,000 shares; Issued: 7,168,869 at December 31, 2015 and 6,651,760 at December 31, 2014
Outstanding: 6,855,294 at December 31, 2015 and 6,327,226 at December 31, 2014
Capital in excess of par value	55,063	37,404
Retained earnings	106,219	100,697
Treasury stock, at cost: 313,575 shares at December 31, 2015 and 324,534 shares at December 31, 2014	(13,798)	(13,865)
Deferred compensation arrangements: 299,360 shares at December 31, 2015 and 308,670 shares at December 31, 2014	6,521	6,566
Accumulated other comprehensive (loss) income	(6,023)	(5,048)
Total stockholders' equity	148,054	125,821
Total liabilities and stockholders' equity	$2,021,237	$1,723,464

See accompanying notes to consolidated financial statements

Merchants Bancshares, Inc.

Consolidated Statements of Income

	Twelve Months Ended
	December 31,
(In thousands except per share data)	2015	2014	2013
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$44,087	$42,815	$43,987
Investment income:
Interest and dividends on investment securities	7,779	7,965	9,912
Interest on interest earning deposits with banks and other short-term investments	250	192	68
Total interest and dividend income	52,116	50,972	53,967
INTEREST EXPENSE
Savings, interest bearing checking and money market accounts	1,433	1,647	1,184
Time deposits	1,312	1,725	2,166
Securities sold under agreement to repurchase and other short-term debt	497	353	914
Long-term debt	810	800	806
Total interest expense	4,052	4,525	5,070
Net interest income	48,064	46,447	48,897
Provision for credit losses	250	150	800
Net interest income after provision for credit losses	47,814	46,297	48,097
NONINTEREST INCOME
Trust division income	3,525	3,393	3,062
Net debit card income	3,080	2,660	2,875
Overdraft income	2,004	2,473	2,758
Service charges on deposits	1,504	1,369	1,231
Impairment losses on securities	—	—	(166)
Net gains (losses) on investment securities	—	107	(12)
Gains on sale of other assets	—	—	794
Other	1,847	1,572	1,088
Total noninterest income	11,960	11,574	11,630
NONINTEREST EXPENSE
Compensation and benefits	21,879	20,440	19,165
Occupancy expense	4,251	4,292	4,165
Equipment expense	2,971	2,882	3,027
Telephone expense	789	895	908
Legal and professional fees	1,991	1,924	1,992
Mobile & internet banking	1,597	1,452	1,230
Core / Item processing	1,765	1,876	1,627
Marketing	561	1,177	1,394
State franchise taxes	1,503	1,435	1,439
FDIC insurance	886	857	872
Conversion costs	—	1,319	—
Merger costs	1,875	—	—
Core deposit intangible	17	—	—
Other	3,886	3,665	3,715
Total noninterest expense	43,971	42,214	39,534
Income before provision for income taxes	15,803	15,657	20,193
Provision for income taxes	3,185	3,532	5,062
NET INCOME	$12,618	$12,125	$15,131

Basic earnings per common share	$1.98	$1.92	$2.40
Diluted earnings per common share	$1.98	$1.91	$2.40

See accompanying notes to consolidated financial statements

Merchants Bancshares, Inc.

Consolidated Statements of Comprehensive Income

	Twelve Months Ended
	December 31,
(In thousands)	2015	2014	2013
Net income	$12,618	$12,125	$15,131
Other comprehensive (loss) income, net of tax:
Unrealized holding gain (losses) on securities available for sale, net of taxes of $(704), $921 and $(3,398)	(1,308)	1,705	(6,311)
Unrealized holding gains (losses) arising during the period for securities transferred from available for sale to held to maturity, net of taxes of $0, $4 and $(1,902)	—	8	(3,533)
Amortization of unrealized holding losses of securities transferred from available for sale to held to maturity, net of taxes of $279, $254 and $128	519	472	237
Reclassification adjustments for net securities losses (gains) included in net income, net of taxes of $0, $(38) and $62	—	(69)	116
Change in net unrealized loss on interest rate swaps, net of taxes of $84, $86 and $116	156	161	216
Pension liability adjustment, net of taxes of $(183), $(863) and $721	(342)	(1,605)	1,340
Other comprehensive (loss) income	(975)	672	(7,935)
Comprehensive (loss) income	$11,643	$12,797	7,196

See accompanying notes to consolidated financial statements

Merchants Bancshares, Inc.

Consolidated Statements of Changes in Stockholders' Equity

For the Years Ended December 31, 2015, 2014, and 2013

						Accumulated
		Capital in			Deferred	Other
	Common	Excess of	Retained	Treasury	Compensation	Comprehensive
(In thousands except per share data)	Stock	Par Value	Earnings	Stock	Arrangements	Income (loss)	Total
Balance at December 31, 2012	$67	$36,742	$87,580	$(14,786)	$6,403	$2,215	$118,221
Net income	—	—	15,131	—	—	—	15,131
Dividends paid ($1.12 per share)	—	—	(7,054)	—	—	—	(7,054)
Sale of treasury stock	—	3	—	12	—	—	15
Distribution of stock under deferred compensation arrangements	—	—	—	450	(450)	—	—
Shares granted under stock plans and deferral of director fees, including excess tax benefit	—	223	—	140	61	—	424
Share based compensation expense	—	27	—	—	160	—	187
Dividend reinvestment plan	—	134	—	141	347	—	622
Other comprehensive loss	—	—	—	—	—	(7,935)	(7,935)
Balance at December 31, 2013	$67	$37,129	$95,657	$(14,043)	$6,521	$(5,720)	$119,611
Net income	—	—	12,125	—	—	—	12,125
Dividends paid ($1.12 per share)	—	—	(7,085)	—	—	—	(7,085)
Sale of treasury stock	—	—	—	(82)	—	—	(82)
Distribution of stock under deferred compensation arrangements	—	—	—	553	(553)	—	—
Shares granted under stock plans and deferral of director fees, including excess tax benefit	—	275	—	164	22	—	461
Share based compensation expense	—	—	—	(122)	241	—	119
Dividend reinvestment plan	—	—	—	(335)	335	—	—
Other comprehensive income	—	—	—	—	—	672	672
Balance at December 31, 2014	$67	$37,404	$100,697	$(13,865)	$6,566	$(5,048)	$125,821
Net income	—	—	12,618	—	—	—	12,618
Dividends paid ($1.12 per share)	—	—	(7,096)	—	—	—	(7,096)
Common stock and warrants issued for acquisition (517,109 shares and 90,756 warrants)	5	17,428	—	—	—	—	17,433
Purchase of treasury stock	—	—	—	(41)	—	—	(41)
Distribution of stock under deferred compensation arrangements & stock plans	—	—	—	514	(514)	—	—
Shares granted under stock plans and deferral of director fees, including excess tax benefit	—	231	—	(81)	108	—	258
Share based compensation expense	—	—	—	—	36	—	36
Dividend reinvestment plan	—	—	—	(325)	325	—	—
Other comprehensive income (loss)	—	—	—	—	—	(975)	(975)
Balance at December 31, 2015	$72	$55,063	$106,219	$(13,798)	$6,521	$(6,023)	$148,054

See accompanying notes to consolidated financial statements

Merchants Bancshares, Inc.

Consolidated Statements of Cash Flows

	Twelve Months Ended December 31,
(In thousands)	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,618	$12,125	$15,131
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	250	150	800
Deferred tax expense (benefit)	1,799	(175)	4,329
Depreciation and amortization	2,110	2,452	2,181
Amortization of investment security premiums and accretion of discounts, net	1,244	707	1,101
Amortization of core deposit intangible	17	—	—
Accretion of unfavorable lease liability	(6)	—	—
Stock based compensation	36	119	187
Net losses (gains) on sales of investment securities	—	(107)	12
Other-than-temporary impairment losses on investment securities	—	—	166
Net (gains) losses on sale of premises, equipment and other assets	—	104	(794)
Deferred (gain) on sale of premises	(517)	(517)	(934)
Loss (gain) on sale of other real estate owned	—	35	(20)
Equity in losses of real estate limited partnerships, net	1,104	1,257	1,039
Increase in cash surrender value of bank owned life insurance	(240)	(311)	—
Changes in assets and liabilities:
Net change in interest receivable	(219)	195	386
Net change in other assets	146	790	(1,635)
Net change in interest payable	(54)	(49)	(19)
Net change in other liabilities	1,792	(860)	635
Net cash provided by operating activities	20,080	15,915	22,565
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investment securities available for sale	4,263	56,889	53,215
Proceeds from maturities of investment securities available for sale	50,171	37,235	99,979
Proceeds from maturities of investment securities held to maturity	19,244	15,486	7,254
Proceeds from redemption of Federal Home Loan Bank stock	957	3,118	649
Purchases of investment securities available for sale	(133,137)	(55,495)	(60,580)
Loan originations in excess of principal payments	(83,180)	(16,264)	(86,185)
Proceeds from sales of loans, net	—	—	2,378
Proceeds from sale of premises and equipment	—	—	3,026
Proceeds from sales of other real estate owned	—	68	171
Real estate limited partnership investments	(1,595)	(1,822)	(247)
Investment in bank owned life insurance	—	—	(10,000)
Purchases of bank premises and equipment	(1,206)	(2,477)	(3,020)
Cash and cash equivalents acquired in acquisition of NUVO Bank	7,070	—	—
Cash consideration paid in acquisition of NUVO Bank	(5,988)	—	—
Net cash provided by (used in) investing activities	(143,401)	36,738	6,640
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	98,186	(14,804)	52,496
Net increase in securities sold under agreement to repurchase and other short-term borrowing	28,175	8,150	(37,206)
Principal issued (payments) on long-term debt	(1,083)	(83)	(80)
Cash dividends paid	(7,096)	(7,085)	(6,432)
Purchase of Treasury Stock	—	(82)	—
Sale of treasury stock	—	—	15
Increase in deferred compensation arrangements	420	—	237
Proceeds from exercise of stock options, net of withholding taxes	328	225	—
Tax benefit from exercise of stock options and distribution of shares in deferred compensation arrangements	115	14	8
Net cash provided by financing activities	119,045	(13,665)	9,038
Increase (decrease) in cash and cash equivalents	(4,276)	38,988	38,243
Cash and cash equivalents beginning of period	154,459	115,471	77,228
Cash and cash equivalents end of period	$150,183	$154,459	$115,471

	Twelve Months Ended December 31,
(In thousands)	2015	2014	2013
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Total interest payments	$4,065	$4,457	$5,051
Total income tax payments	—	—	800
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Distribution of stock under deferred compensation arrangements	$514	$553	$450
Distribution of treasury stock in lieu of cash dividend under dividend reinvestment plan	—	—	622
Non-cash exercise of stock options	—	124	181
Transfer of loans to other real estate owned	—	—	213
Transfer of securities from available for sale to held to maturity	—	12,626	152,887

Acquisition of NUVO Bank:
Non-cash assets acquired:
Interest bearing time deposits with banks	$110
Investment securities	4,344
Restricted investment in bank stock	376
Loans	149,360
Premises and equipment , net	580
Accrued interest receivable	369
Deferred tax asset	1,926
Other assets	347
Total non- cash assets acquired	157,412

Liabilities assumed:
Deposits	144,482
Federal Home Loan Bank advances	4,001
Accrued interest payable	42
Other liabilities	183
Total liabilities assumed	148,708
Net non-cash assets acquired	$8,704

Net cash and cash equivalents acquired	$7,070

Goodwill	6,967
Core deposit intangible	1,377
Tax effect of acquisition fair value adjustments	(705)
Value of shares of common stock issued in acquisition	17,433
Cash consideration paid in acquisition	5,988

See accompanying notes to consolidated financial statements

Merchants Bancshares, Inc.

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Merchants Bancshares, Inc. (the “Company”), and its wholly-owned subsidiary Merchants Bank (the “Bank,” and collectively with the Company, “Merchants”, “we,” “us, or “our”). All material intercompany accounts and transactions are eliminated in consolidation. We offer a full range of deposit, loan, cash management, and trust services to meet the financial needs of individual consumers, businesses and municipalities at 32 full-service banking offices throughout the state of Vermont and one full-service banking office in Massachusetts as of December 31, 2015.

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

Federal Home Loan Bank System

We are a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank of Boston (“FHLBB”) provides a central credit facility primarily for member institutions. Member institutions are required to acquire and hold shares of capital stock in the FHLBB in an amount at least equal to the sum of 0.35% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year. We were in compliance with this requirement at December 31, 2015. FHLBB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income.

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

Allowance for Loan Losses

The allowance for loan losses (“Allowance”) is based on Management’s estimate of the amount required to reflect probable incurred credit losses in the loan portfolio. Factors considered in evaluating the adequacy of the Allowance include previous loss experience, the size and composition of the portfolio, risk rating composition, current economic and real estate market conditions and their effect on the borrowers, the performance of individual loans in relation to contractual terms and estimated fair values of properties that secure impaired loans.

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

The general component covers non-impaired loans and loans collectively evaluated for impairment and is based on historical loss experience adjusted for current factors.  The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by us over the most recent 5 years.  This actual loss experiences is supplemented with other factors based on the risks present for each portfolio segment.  These factors include consideration of the following:  levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations. Due to the added risks associated with loans which are graded as pass-watch, special mention, and substandard that are not classified as impaired, an additional analysis is performed to determine whether an allowance is needed that is not fully captured by the historical loss experience. While historical loss experience by loan segment and migration of loans into higher risk classifications are considered, the following factors are also considered in determining the level of needed allowance on such loans: the historical loss rates of loans specifically classified as pass-watch, special mention, or substandard; and the trends in the collateral on the loans included within these classifications. This analysis created an additional $543 thousand at December 31, 2015 compared to $1.23 million at December 31, 2014 in needed allowance for loan losses.

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

Income Recognition on Impaired and Nonaccrual Loans

Interest income on mortgage and commercial loans is discontinued and placed on non-accrual status at the time the loan is 91 days delinquent unless the loan is well-secured and in process of collection. Mortgage loans, and commercial loans are charged off to the extent principal or interest is deemed uncollectible. Installment loans continue to accrue interest until they are charged off no later than 120 days past due unless the loan is well secured and are in the process of collection. Past-due status is based on the contractual terms of the loan. In all cases, loans are placed on non-accrual or charged-off at an earlier date if collection of principal or interest is considered doubtful. Non-accrual loans and loans past due 91 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

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

Investments in Real Estate Limited Partnerships

We have investments in various real estate limited partnerships that acquire, develop, own and operate low and moderate-income housing. Our ownership interest in these limited partnerships ranges from 5.36% to 99.9% as of December 31, 2015. These investments are made directly in Low Income Housing Tax Credit, or LIHTC, partnerships formed by third parties. As a limited partner in these operating partnerships, we receive tax credits and tax deductions for losses incurred by the underlying properties.

Effective January 1, 2014, the Company adopted Accounting Standards Update (“ASU”) 2014-01, “Investments – Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects.” The amendment permits an entity to amortize the initial cost of the investment in proportion to the amount of the tax credits and other tax benefits received and recognize the net investment performance in the income statement as a component of income tax expense. This ASU was applied retrospectively and prior periods have been reclassified accordingly. The adoption of this ASU had a net effect of $0 to net income in the years presented in these financial statements. Merchants has unfunded commitments of $6,010,366 at year-end related to qualified affordable housing project investments, which will be paid in 2016 and 2017. There were no impairment losses during the year resulting from the forfeiture or ineligibility of tax credits related to qualified affordable housing project investments.

Goodwill and Other Acquisition-Related Intangible Assets

An acquirer in a business combination is required, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date. Contingent consideration, if any, is also recognized and measured at fair value on the date of acquisition. In addition, the accounting standards for business combinations require that: (i) acquisition-related transaction costs be expensed as incurred; (ii) specific requirements be met in order to accrue for a restructuring plan as part of the acquisition; (iii) certain pre-acquisition contingencies be recognized at fair value; and (iv) acquired loans be recorded at fair value as of the acquisition date without recognition of an allowance for loan losses.

Goodwill is recognized in an amount equal to the excess of the purchase price over the fair value of the assets acquired and liabilities assumed. “Acquisition-related intangible assets” are separately identified and recognized, where appropriate, for assets such as trade names and the estimated values of acquired core deposits and/or customer relationships. The remaining intangible asset is recognized as goodwill.

Goodwill and indefinite-lived intangible assets are not amortized but, rather, are reviewed for impairment at least annually, with impairment losses recognized as a charge to expense when they occur. Acquisition-related intangible assets other than goodwill and indefinite-lived intangible assets are amortized to expense over their estimated useful lives and are periodically reviewed by management to assess recoverability, with impairment losses recognized as a charge to expense if carrying amounts exceed fair values.

Goodwill is evaluated for impairment at the reporting unit level. The impairment evaluation is performed as of an annual date or more frequently if a triggering event indicates that impairment may have occurred. The goodwill impairment analysis is a two-step test.

The first step (Step 1) is used to identify potential impairment, and involves comparing each reporting unit’s estimated fair value to its carrying amount, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill is not deemed to be impaired.

The second step involves calculating the implied fair value of goodwill for each reporting unit for which impairment was indicated in Step 1. The implied fair value of goodwill is determined in a manner similar to how the amount is determined in a business acquisition. If the implied fair value of the goodwill exceeds the carrying amount of goodwill assigned to the reporting unit, no impairment exists.

Other intangibles consist of core deposit consist of core deposit intangible assets which are amortized on an accelerated method over its estimated useful life of 10 years.

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

Income Taxes

Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. Low-income housing tax credits and historic rehabilitation credits are recognized as a reduction of income tax expense in the year in which they are earned. We recognize interest and/or penalties related to income tax matters in other noninterest expense in our consolidated statements of income. Penalties and/or interest were zero or immaterial for 2015, 2014 and 2013. Our policy is to reduce deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

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

Earnings Per Share

Basic earnings per share are calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share are computed in a manner similar to that of basic earnings per share except that the weighted average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares (such as stock options) were issued during the period, computed using the treasury stock method. Shares held in rabbi trusts related to deferred compensation plans are considered outstanding for purposes of computing earnings per share.

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

Reclassifications

Reclassifications are made to prior years’ consolidated financial statements whenever necessary to conform to the current year’s presentation. Reclassifications had no effect on prior year net income or stockholders’ equity.

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

FASB ASC 860 – In June 2014, the FASB issued an update (ASU No. 2014-11, Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures) impacting FASB ASC 860, Transfers and Servicing. The amendments in this update change the accounting for repurchase-to-maturity transactions and linked repurchase financings to secured borrowing accounting, which is consistent with the accounting for other repurchase agreements. The amendments also require new disclosures. An entity is required to disclose information on transfers accounted for as sales in transactions that are economically similar to repurchase agreements. An entity must also provide additional information about the types of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings. An entity is required to present changes in accounting for transactions outstanding on the effective date as a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. The amendments in this update became effective for interim and annual periods beginning after December 15, 2014 and did not have a material impact on the consolidated financial statements. See footnote 10 for details.

FASB ASC 606 - In May 2014 the FASB amended existing guidance related to revenue from contracts with customers. This amendment supersedes and replaces nearly all existing revenue recognition guidance, including industry-specific guidance, establishes a new control-based revenue recognition model, changes the basis for deciding when revenue is recognized over time or at a point in time, provides new and more detailed guidance on specific topics and expands and improves disclosures about revenue. In addition, this amendment specifies the accounting for some costs to obtain or fulfill a contract with a customer. These amendments are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that period. The amendments should be applied retrospectively to all periods presented or retrospectively with the cumulative effect recognized at the date of initial application. The Company is currently evaluating the impact of this new accounting standard on the consolidated financial statements.

NOTE 3: ACQUISITION of NUVO BANK & TRUST COMPANY

On December 4, 2015, the Company completed the merger of NUVO Bank & Trust Company (NUVO), located in Springfield, Massachusetts.  NUVO's banking business operates as a division of Merchants Bank, a wholly owned subsidiary of Merchants. Total consideration paid by Merchants for NUVO's outstanding stock is comprised of 517,109 shares of common stock and $5.109 million in cash.  Merchants also paid an aggregate of $878,718 to cash out NUVO stock options and a portion of its common stock warrants and issued replacement warrants to purchase an aggregate of 90,756 shares of Merchants common stock on adjusted terms, consisting of warrants expiring in 2017 to purchase 56,386 shares at an exercise price of $20.69 and warrants expiring in 2018 to purchase 34,370 shares at an exercise price of $41.39 per share.  The results of NUVO’s operations for the period beginning December 4, 2015, the date of the acquisition, through December 31, 2015, were immaterial to the consolidated entity, and are included in the Company’s consolidated statement of income for the year ended December 31, 2015.

The acquisition of NUVO expands the Company’s New England footprint beyond Vermont and into the Springfield and greater Western Massachusetts commercial banking market. The Company now has 33 banking locations, including the new office in Springfield, Massachusetts.

The acquisition of NUVO was accounted for using the purchase method of accounting and, accordingly, assets acquired, liabilities assumed and consideration paid were recorded at their estimated fair values as of the acquisition date. The excess of consideration paid of $6.967 million over the fair value of net assets acquired has been reported as goodwill in the Company’s consolidated statements of financial condition as of December 31, 2015. Goodwill created in the acquisition is not deductible for income tax purposes. This goodwill consists largely of the synergies and cost savings arising from the combining of the operations of the two companies.

The assets acquired and liabilities assumed in the acquisition of NUVO were recorded at their preliminary estimated fair values based on management’s best estimates using information available at the date of the acquisition and are subject to adjustment. While they are not expected to be materially different from those shown, any material adjustments to the estimates will be reflected retroactively as of the date of the acquisition.

In connection with the acquisition, the consideration paid and the fair value of identifiable assets acquired and liabilities assumed as of the date of acquisition are summarized in the following table:

(in thousands)
Consideration paid:
Common stock issued in exchange for NUVO shares	$16,889
Cash paid for NUVO shares	5,988
Stock warrants issued	544
Total consideration paid	$23,421

Assets acquired:
Cash and cash equivalents	$7,070
Interest bearing time deposits with banks	110
Investments	4,344
Restricted investment in bank stock	376
Loans	149,360
Premises and equipment , net	580
Accrued interest receivable	369
Core deposit intangible	1,377
Deferred tax asset	1,926
Other assets	347
Total assets acquired	165,859
Liabilities assumed:
Deposits	144,482
Federal Home Loan Bank advances	4,001
Accrued interest payable	42
Tax effect of acquisition fair value adjustments	705
Other liabilities	183
Total liabilities assumed	149,413
Net assets acquired	$16,446

Goodwill	$6,967

Acquired loans purchased credit impaired

The Company has purchased loans, for which there was at acquisition, evidence of credit deterioration since origination and it was probable that all contractually required principal and interest would not be collected. The excess of expected cash flows from acquired loans over the estimated fair value of acquired loans at acquisition is called the accretable discount and is recognized in interest income over the remaining life of the acquired loans using the interest method. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the non-accretable discount.  The non-accretable discount represents estimated future credit losses expected to be incurred over the life of the acquired loans. Subsequent decreases to the expected cash flows require us to evaluate the need for an addition to the allowance for loan losses.  Subsequent improvements in expected cash flows result in the reversal of a corresponding amount of the non-accretable discount which we can then reclassify as accretable discount that is recognized in interest income over the remaining life of the loan using the interest method.  The Company’s evaluation of the amount of future cash flows are expected to be collected takes into account actual credit performance of the acquired loans to date and best estimates for the expected lifetime credit performance of the loans using currently available information. Charge offs of the principal amount on acquired loans would be first applied to the non-accretable discount portion of the fair value adjustment. To the extent that the Company experiences a deterioration in credit quality in the expected cash flows subsequent to acquisition of the loans, an allowance for loan losses would be established based on an estimate of future credit losses over the remaining life of the loans.

In accordance with ASC 310-30, recognition of income is dependent on having a reasonable expectation about the timing and amount of cash flows expected to be collected. The Company performs such an evaluation on a quarterly basis on the acquired loans individually accounted for under ASC 310-30. To the extent that cash flows cannot be reasonably estimated, interest income recognition is discontinued. The carrying amount of loans purchased with evidence of credit deterioration accounted for under ASC 310-30 acquired in the acquisition totaled $3.3 million.

Fair value of acquired assets and liabilities

The fair values of assets acquired and liabilities assumed in the NUVO acquisition were determined, for many categories, by estimating the cash flows expected to result from those assets and liabilities and discounting them at appropriate market rates.  The most significant category of assets for which this procedure was used was acquired loans. The excess of expected cash flows above the fair value of the majority of acquired loans will be accreted to interest income over the remaining lives of the loans in accordance with FASB ASC 310-20, Nonrefundable Fees and Other Costs. Receivables acquired that were not subject to the requirements of ASC 310-30 include non-impaired loans with a fair value and gross contractual receivables of $146,086  and $145,855 on the date of acquisition.

In accordance with U.S. GAAP, there was no carryover of the allowance for loan losses that had previously been recorded by NUVO.

In connection with the acquisition of NUVO, the Company recorded a net deferred income tax asset of $1.2 million related to NUVO’s net operating loss carryforward, as well as other tax attributes of the acquired company, along with the effects of fair value adjustments resulting from applying the purchase method of accounting.

The fair value of savings and transaction deposit accounts acquired from NUVO provide value to the Company as a source of core funding. The fair value of the core deposit intangible (“CDI”) was determined based on a discounted cash flow analysis using a discount rate based on the estimated cost of capital for a market participant. To calculate cash flows, deposit account servicing costs (net of deposit fee income) and interest expense on deposits were compared to the cost of alternative funding sources available to the Company. The life of the deposit base and projected deposit attrition rates were determined using the Company’s historical deposit data as NUVO, being a de novo bank in 2008, has relatively little history related to account attrition. The CDI was valued at $1.38 million or 2.08% of savings and demand deposits. The intangible asset is being amortized on an accelerated basis over ten years Amortization since the December 4, 2015 acquisition date through December 31, 2015 was $17 thousand.

The fair value of time deposit and brokered time deposit accounts was determined by discounting the future cash flows by the market interest rates. This valuation adjustment was determined to be $650 thousand and is being amortized in line with the expected cash flows driven by the maturities of these deposits primarily over the next two years. Amortization since the December 4, 2015 acquisition date through December 31, 2015 was $27 thousand. Direct costs related to the merger were expensed as incurred. For the year ended December 31, 2015, the Company incurred $1.88 million, in merger-related expenses, including a fee paid to our financial advisor, merger proxy expenses, integration and conversion fees legal fees and other merger-related expenses.

The following table presents pro forma information as if the acquisition had occurred at the beginning of 2014. The pro forma information includes adjustments for interest income on loans and securities acquired, amortization of intangibles arising from the transaction, depreciation expense on property acquired, interest expense on deposits acquired, and the related income tax effects. The pro forma financial information is not necessarily indicative of the results of operations that would have occurred had the transactions been effected on the assumed dates.

(In thousands except per share data)	2015	2014
Net interest income	$53,275	$51,732
Net income	14,073	11,512
Basic earnings per share	2.05	1.68
Diluted earnings per share	$2.05	$1.68

NOTE 4: GOODWILL AND INTANGIBLE ASSETS

Goodwill: Goodwill is deemed to have an indefinite life is not amortized but is instead subject to impairment tests. There was no impairment for the year ending December 31, 2015 and no goodwill recorded prior to 2015:

(in thousands)	2015
Beginning of year	$—
Goodwill	6,967
Impairment	—
End of year	$6,967

The goodwill recognized in 2015 related to the acquisition of NUVO Bank.

Other Intangible Assets: Acquired intangible assets were as follows at year-end:

	2015
(in thousands)	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Core deposit intangibles	$1,377	$17
Total	$1,377	$17

The core deposit intangible recognized in 2015 related to the acquisition of NUVO Bank. Aggregate amortization expense for the core deposit intangible was $17 thousand for 2015.

Estimated amortization expense for each of the next five years:

(thousands)	Amount
2016	$ 204
2017	173
2018	147
2019	126
2020	120

NOTE 5: INVESTMENT SECURITIES

Investments in securities are classified as available for sale or held to maturity as of December 31, 2015 and 2014. The amortized cost and fair values of the securities classified as available for sale and held to maturity as of December 31, 2015 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available for Sale:
U.S. Treasury Obligations	$25,064	$61	$(12)	$25,113
U.S. Government Sponsored Enterprises ("U.S. GSEs")	20,895	3	(104)	20,794
Federal Home Loan Bank ("FHLB") Obligations	51,230	107	(226)	51,111
Residential Real Estate Mortgage-backed Securities ("Agency MBSs")	96,073	1,688	(512)	97,249
Agency Commercial Mortgage Backed Securities ("Agency CMBSs")	24,950	—	(397)	24,553
Agency Collateralized Mortgage Obligations ("Agency CMOs")	64,648	74	(443)	64,279
Asset Backed Securities ("ABSs")	325	30	—	355
Total Available for Sale	$283,185	$1,963	$(1,694)	$283,454

		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value
Held to Maturity:
U.S. Agency Obligations	$20,084	$486	$—	$20,570
U.S. GSEs	9,556	166	—	9,722
FHLB Obligations	4,758	76	—	4,834
Agency CMOs	78,249	253	(716)	77,786
Agency MBSs	7,027	154	—	7,181
Total Held to Maturity	$119,674	$1,135	$(716)	$120,093

The amortized cost and fair values of the securities classified as available for sale and held to maturity as of December 31, 2014 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available for Sale:
U.S. Treasury Obligations	$25,048	$57	$(12)	$25,093
Agency MBSs	92,827	2,680	(100)	95,407
Agency CMBSs	22,056	20	(372)	21,704
Agency CMOs	60,880	241	(239)	60,882
ABSs	351	36	—	387
Total Available for Sale	$201,162	$3,034	$(723)	$203,473

		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value
Held to Maturity:
U.S. Agency Obligations (SBA's only)	$22,072	$597	$—	$22,669
U.S. GSEs	9,498	59	—	9,557
FHLB Obligations	4,720	100	—	4,820
Agency CMOs	94,022	280	(519)	93,783
Agency MBSs	8,109	233	—	8,342
Total Held to Maturity	$138,421	$1,269	$(519)	$139,171

The contractual final maturity distribution of the debt securities classified as available for sale of December 31, 2015, are as follows:

		After One	After Five		Securities not
	Within	But Within	But Within	After Ten	due at a Single
(In thousands)	One Year	Five Years	Ten Years	Years	Maturity	Total
Available for Sale (at fair value):
U.S. Treasury Obligations	$102	$25,011	$—	$—	$ N/A	$25,113
U.S. GSEs	—	20,794	—	—	N/A	20,794
FHLB Obligations	—	34,788	16,323	—	N/A	51,111
Agency MBSs	N/A	N/A	N/A	N/A	97,249	97,249
Agency CMBSs	N/A	N/A	N/A	N/A	24,553	24,553
Agency CMOs	N/A	N/A	N/A	N/A	64,279	64,279
ABSs	N/A	N/A	N/A	N/A	355	355
Total Available for Sale	$102	$80,593	$16,323	$—	$186,436	$283,454
Available for Sale (at amortized cost):
U.S. Treasury Obligations	$102	$24,962	$—	$—	$ N/A	$25,064
U.S. GSEs	—	20,895	—	—	N/A	20,895
FHLB Obligations	—	34,895	16,335	—	N/A	51,230
Agency MBSs	N/A	N/A	N/A	N/A	96,073	96,073
Agency CMBSs	N/A	N/A	N/A	N/A	24,950	24,950
Agency CMOs	N/A	N/A	N/A	N/A	64,648	64,648
ABSs	N/A	N/A	N/A	N/A	325	325
Total Available for Sale	$102	$80,752	$16,335	$—	$185,996	$283,185

The contractual final maturity distribution of the debt securities classified as held to maturity of December 31, 2015, are as follows:

		After One	After Five		Securities not
	Within	But Within	But Within	After Ten	due at a Single
(In thousands)	One Year	Five Years	Ten Years	Years	Maturity	Total
Held to Maturity (at fair value):
U.S. Agency Obligations	$—	$—	$—	$20,570	$ N/A	$20,570
U.S. GSEs	—	—	9,722	—	N/A	9,722
FHLB Obligations	—	—	4,834	—	N/A	4,834
Agency CMOs	N/A	N/A	N/A	N/A	77,786	77,786
Agency MBSs	N/A	N/A	N/A	N/A	7,181	7,181
Total Held to Maturity	$—	$—	$14,556	$20,570	$84,967	$120,093
Held to Maturity (at amortized cost):
U.S. Agency Obligations	$—	$—	$—	$20,084	$ N/A	$20,084
U.S. GSEs	—	—	9,556	—	N/A	9,556
FHLB Obligations	—	—	4,758	—	N/A	4,758
Agency CMOs	N/A	N/A	N/A	N/A	78,249	78,249
Agency MBSs	N/A	N/A	N/A	N/A	7,027	7,027
Total Held to Maturity	$—	$—	$14,314	$20,084	$85,276	$119,674

Actual maturities will differ from contractual maturities because borrowers may have rights to call or prepay obligations.

The following table presents the proceeds, gross gains and gross losses on available for sale securities.

(In thousands)	2015	2014	2013
Proceeds	$4,263	$56,889	$53,215
Gross gains	—	303	548
Gross losses	—	(196)	(560)
Net gains (losses)	$—	$107	$(12)

In 2015, we did not record any securities gains related to the available for sale portfolio. The tax benefit (provision) related to the net realized gains and losses in 2014 and 2013 were $(38) thousand and $4 thousand, respectively.

At the time of purchase, NUVO’s investment portfolio of fixed rate agency securities was valued at $4.3 million with a yield of 1.96%.  Following the completion of the acquisition, the portfolio was sold.

Securities with a carrying value of $335.81 million and $315.53 million at December 31, 2015 and 2014, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes required by law.

Gross unrealized losses on investment securities available for sale and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position, at December 31, 2015, were as follows:

	Less Than 12 Months			12 Months or More			Total
(In thousands)	Number of Issues	Fair Value	Unrealized Loss	Number of Issues	Fair Value	Unrealized Loss	Number of Issues	Fair Value	Unrealized Loss
U.S. Treasury Obligations	3	$15,068	$(12)	—	$—	$—	3	$15,068	$(12)
U.S. GSEs	3	14,817	(104)	—	—	—	3	14,817	(104)
FHLB Obligations	8	39,094	(226)	—	—	—	8	39,094	(226)
Agency MBSs	17	60,748	(512)	—	—	—	17	60,748	(512)
Agency CMBSs	5	19,608	(331)	1	4,761	(66)	6	24,369	(397)
Agency CMOs	15	42,235	(283)	3	6,089	(160)	18	48,324	(443)
Total	51	$191,570	$(1,468)	4	$10,850	$(226)	55	$202,420	$(1,694)

Gross unrecognized losses on investment securities held to maturity and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position, at December 31, 2015, were as follows:

	Less Than 12 Months			12 Months or More			Total
(In thousands)	Number of Issues	Fair Value	Unrealized Loss	Number of Issues	Fair Value	Unrealized Loss	Number of Issues	Fair Value	Unrealized Loss
Agency CMOs	14	$51,713	$(623)	2	$5,287	$(93)	16	$57,000	$(716)
Total	14	$51,713	$(623)	2	$5,287	$(93)	16	$57,000	$(716)

Gross unrealized losses on investment securities available for sale and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position, at December 31, 2014, were as follows:

	Less Than 12 Months			12 Months or More			Total
(In thousands)	Number of Issues	Fair Value	Unrealized Loss	Number of Issues	Fair Value	Unrealized Loss	Number of Issues	Fair Value	Unrealized Loss
Available for Sale
US Treasury Obligations	2	$5,080	$(12)	—	$—	$—	2	$5,080	$(12)
Agency MBSs	2	7,893	(23)	3	10,763	(77)	5	18,656	(100)
Agency CMBSs	—	—	—	4	17,478	(372)	4	17,478	(372)
Agency CMOs	3	11,384	(49)	4	10,962	(190)	7	22,346	(239)
Total	7	$24,357	$(84)	11	$39,203	$(639)	18	$63,560	$(723)

Gross unrecognized losses on investment securities held to maturity and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position, at December 31, 2014, were as follows:

	Less Than 12 Months			12 Months or More			Total
(In thousands)	Number of Issues	Fair Value	Unrealized Loss	Number of Issues	Fair Value	Unrealized Loss	Number of Issues	Fair Value	Unrealized Loss
Held to Maturity
Agency CMOs	5	$14,338	$(108)	9	$43,911	$(411)	14	$58,249	$(519)
Total	5	$14,338	$(108)	9	$43,911	$(411)	14	$58,249	$(519)

There were no securities classified as trading at December 31, 2015 and 2014.

Unrealized losses on investment securities result from the cost basis of the security being higher than its current fair value. These differences generally occur because of changes in interest rates since the time of purchase, or because the credit quality of the issuer has deteriorated. We perform a quarterly analysis of each security in our portfolio to determine if impairment exists, and if it does, whether that impairment is other-than-temporary.

At December 31, 2015, all of our MBSs and CMOs held were issued by U.S. government-sponsored entities and agencies, primarily FNMA and FHLMC, institutions which the government has affirmed its commitment to support.  Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because we do not have the intent to sell these securities and it is not likely that we will be required to sell the securities before their anticipated recovery, we do not consider these securities to be other-than-temporarily impaired at December 31, 2015.

Agency MBSs and Agency CMOs consist of pools of residential mortgages which are guaranteed by FNMA, FHLMC, or Government National Mortgage Association (“GNMA”) with various origination dates and maturities.  Agency CMBS consists of bonds backed by commercial real estate which are guaranteed by FNMA and GNMA.

During the first quarter of 2014, we transferred securities with a total amortized cost of $12.63 million, and a corresponding fair value of $12.64 million, from available for sale to held to maturity.  The net unrealized gain, net of taxes, on these securities at the dates of the transfers was $8 thousand. During the third and fourth quarters of 2013, we transferred securities with a total amortized cost of $152.89 million, and a corresponding fair value of $147.45 million, from available for sale to held to maturity. The net unrealized holding loss, net of taxes, on these securities at the dates of the transfers was $3.53 million. The unrealized holding gains and losses at the time of transfer continues to be reported in accumulated other comprehensive income, net of tax and are amortized over the remaining lives of the securities as an adjustment of the yield.  The amortization of the unamortized holding gains and losses reported in accumulated other comprehensive income will offset the effect on interest income of the premium and discount for the transferred securities.  The remaining unamortized balance of the net losses for the securities transferred from available for sale to held to maturity was $3.55 million or $2.30 million, net of tax at December 31, 2015.

NOTE 6: LOANS AND THE ALLOWANCE FOR CREDIT LOSSES

Loans

The composition of our loan portfolio at December 31, 2015 and 2014 was as follows:

(In thousands)	December 31, 2015	December 31, 2014
Commercial, financial and agricultural	$237,451	$177,597
Municipal loans	105,421	94,366
Real estate loans – residential	468,443	469,529
Real estate loans – commercial	558,004	412,447
Real estate loans – construction	34,802	23,858
Installment loans	10,115	4,504
All other loans	44	33
Total loans	$1,414,280	$1,182,334

We primarily originate commercial, commercial real estate, municipal obligations and residential real estate loans to customers throughout the states of Vermont and Massachusetts. There are no significant industry concentrations in the loan portfolio. Loans totaled $1.41 billion and $1.18 billion at December 31, 2015 and 2014, respectively. Total loans included $1.20 million and $734 thousand of net deferred loan origination costs at December 31, 2015 and December 31, 2014, respectively. The aggregate amount of overdrawn deposit balances classified as loan balances was $308 thousand and $235 thousand at December 31, 2015 and 2014, respectively.

The following table reflects our loan loss experience and activity in the allowance for loan losses for the twelve months ended December 31, 2015:

	Commercial,
	financial
	and		Real estate-	Real estate-	Real estate-
(In thousands)	agricultural	Municipal	residential	commercial	construction	Installment	All other	Totals
Allowance for loan losses:
Beginning balance	$2,583	623	3,038	5,209	325	13	42	$11,833
Charge-offs	(29)	—	(112)	—	—	(108)	—	(249)
Recoveries	34	—	52	2	—	52	—	140
Provision (credit)	108	(33)	(96)	175	95	109	(42)	316
Ending balance	$2,696	$590	$2,882	$5,386	$420	$66	$—	$12,040

The following table reflects our loan loss experience and activity in the allowance for loan losses for the twelve months ended December 31, 2014:

	Commercial,
	financial
	and		Real estate-	Real estate-	Real estate-
(In thousands)	agricultural	Municipal	residential	commercial	construction	Installment	All other	Totals
Allowance for loan losses:
Beginning balance	$2,740	$758	$2,995	$5,040	$481	$18	$10	$12,042
Charge-offs	(34)	—	(25)	—	—	(2)	(170)	(231)
Recoveries	10	—	24	1	—	2	31	68
Provision (credit)	(133)	(135)	44	168	(156)	(5)	171	(46)
Ending balance	$2,583	$623	$3,038	$5,209	$325	$13	$42	$11,833

The following table reflects our loan loss experience and activity in the allowance for loan losses for the twelve months ended December 31, 2013:

	Commercial,
	financial		Real
	and		estate-	Real estate-	Real estate
(In thousands)	agricultural	Municipal	residential	commercial	construction	Installment	All other	Totals
Allowance for loan losses:
Beginning balance	$2,915	$494	$3,333	$4,605	$187	$17	$11	$11,562
Charge-offs	(20)	—	(289)	(1)	—	(9)	(93)	(412)
Recoveries	62	—	6	40	1	6	13	128
Provision (credit)	(217)	264	(55)	396	293	4	79	764
Ending balance	$2,740	$758	$2,995	$5,040	$481	$18	$10	$12,042

In addition to the provision for loan losses include above, there was a provision for the reserve for undisbursed lines of $(66) thousand, $196 thousand, and $36 thousand for 2015, 2014, and 2013, respectively, included in the provision for credit losses in the consolidated statements of income.

The following presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment based upon impairment method at December 31, 2015:

	Commercial,
	financial and		Real estate-	Real estate-	Real estate-
(In thousands)	agricultural	Municipal	residential	commercial	construction	Installment	All other	Totals
Allowance for loan losses:
Ending balance individually evaluated for impairment	$—	$—	$137	$—	$—	$—	$—	$137
Ending balance collectively evaluated for impairment	2,696	590	2,745	5,386	420	66	—	11,903
Ending balance acquired with deteriorated credit quality	—	—	—	—	—	—	—	—
Totals	$2,696	$590	$2,882	$5,386	$420	$66	$—	$12,040
Financing receivables:
Ending balance individually evaluated for impairment	$595	$—	$706	$647	$—	$22	$—	$1,970
Ending balance collectively evaluated for impairment	235,652	105,421	467,737	555,323	34,802	10,093	44	1,409,072
Ending balance acquired with deteriorated credit quality	1,204	—	—	2,034	—	—	—	3,238
Totals	$237,451	$105,421	$468,443	$558,004	$34,802	$10,115	$44	$1,414,280

The following presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment based upon impairment method at December 31, 2014:

	Commercial,
	financial and		Real estate-	Real estate-	Real estate-
(In thousands)	agricultural	Municipal	residential	commercial	construction	Installment	All other	Totals
Allowance for loan losses:
Ending balance individually evaluated for impairment	$—	$—	$63	$—	$—	$—	$—	$63
Ending balance collectively evaluated for impairment	2,583	623	2,975	5,209	325	13	42	11,770
Ending balance acquired with deteriorated credit quality	—	—		—	—	—	—	—
Totals	$2,583	$623	$3,038	$5,209	$325	$13	$42	$11,833
Financing receivables:
Ending balance individually evaluated for impairment	$134	$—	$657	$—	$—	$—	$—	$791
Ending balance collectively evaluated for impairment	177,463	94,366	468,872	412,447	23,858	4,504	33	1,181,543
Ending balance acquired with deteriorated credit quality	—	—	—	—	—	—	—	—
Totals	$177,597	$94,366	$469,529	$412,447	$23,858	$4,504	$33	$1,182,334

The table below presents the recorded investment of loans, including nonperforming and restructured loans, segregated by class, with delinquency aging as of December 31, 2015:

							91 Days or
			91 Days or				more past
	31-60 Days	61-90 Days	More	Total Past			due and
(In thousands)	Past Due	Past Due	Past Due	Due	Current	Total	Accruing
Commercial, financial and agricultural	$—	721	399	$1,120	$236,331	$237,451	$—
Municipal	—	—	—	—	105,421	105,421	—
Real estate-residential:
First mortgage	49	—	581	630	425,646	426,276	—
Second mortgage	—	8	—	8	42,159	42,167	—
Real estate-commercial:
Owner occupied	323	—	694	1,017	219,991	221,008	—
Non-owner occupied	—	482	—	482	336,514	336,996	—
Real estate-construction:
Residential	—	—	—	—	2,422	2,422	—
Commercial	—	—	—	—	32,380	32,380	—
Installment	61	9	22	92	10,023	10,115	—
Other	—	—	—	—	44	44	—
Total	$433	$1,220	$1,696	$3,349	$1,410,931	$1,414,280	$—

Of the total past due loans in the aging table above, $2.65 million are non-performing of which $471 are restructured loans and $0 were 91 days or more past due and accruing.  There were $702 thousand past due performing loans at December 31, 2015.

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

Impaired loans by class at December 31, 2015 are as follows:

					Interest
	Recorded	Unpaid Principal	Related	Average Recorded	Income
(In thousands)	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded
Commercial, financial and agricultural	$595	$599	$—	$374	$11
Real estate – residential:
First mortgage	264	322	—	227	5
Second mortgage	—	—	—	52	—
Real estate – commercial:
Owner occupied	165	165	—	13	—
Non-owner occupied	482	482	—	43	—
Installment	22	22	—	2	—
With related allowance recorded
Commercial, financial and agricultural	—	—	—	124	—
Real estate – residential:
First mortgage	442	442	137	484	—
Second mortgage	—	—	—	4	—
Real estate – commercial:
Owner occupied	—	—	—	—	—
Installment	—	—	—	—	—
Total
Commercial, financial and agricultural	595	599	—	498	11
Real estate – residential	706	764	137	767	5
Real estate – commercial	647	647	—	56	—
Installment	22	22	—	2	—
Total	$1,970	$2,032	$137	$1,323	$16

Impaired loans by class at December 31, 2014 are as follows:

					Interest
	Recorded	Unpaid Principal	Related	Average Recorded	Income
(In thousands)	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded
Commercial, financial and agricultural	$134	$136	$—	$86	$3
Real estate – residential:
First mortgage	147	257	—	256	8
Second mortgage	79	79	—	136	1
Real estate – commercial:
Owner occupied	—	—	—	12	1
Non-owner occupied	—	—	—	—	—
Installment	—	—	—	—	—
With related allowance recorded
Commercial, financial and agricultural	—	—	—	12	—
Real estate – residential:
First mortgage	431	432	63	204	—
Second mortgage	—	—	—	—	—
Real estate – commercial:
Owner occupied	—	—	—	119	—
Installment	—	—	—	—	—
Total
Commercial, financial and agricultural	134	136	—	98	3
Real estate – residential	657	768	63	596	9
Real estate – commercial	—	—	—	131	1
Installment	—	—	—	—	—
Total	$791	$904	$63	$825	$13

Impaired loans by class at December 31, 2013 are as follows:

					Interest
	Recorded	Unpaid Principal	Related	Average Recorded	Income
(In thousands)	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded
Commercial, financial and agricultural	$—	$—	$—	$211	$20
Real estate – residential:
First mortgage	410	629	—	541	31
Second mortgage	181	218	—	145	3
Real estate – commercial:
Owner occupied	—	—	—	93	26
Non-owner occupied	—	—	—	—	—
Installment	—	—	—	1	—
With related allowance recorded
Commercial, financial and agricultural	20	21	2	343	—
Real estate – residential:
First mortgage	131	135	41	512	—
Second mortgage	—	—	—	246	—
Real estate – commercial:
Non-owner occupied	164	175	69	170	—
Installment	—	—	—	5	—
Total
Commercial, financial and agricultural	20	21	2	554	20
Real estate – residential	722	982	41	1,444	34
Real estate – commercial	164	175	69	263	26
Installment and other	—	—	—	6	—
Total	$906	$1,178	$112	$2,267	$80

Residential and commercial loans serviced for others at December 31, 2015 and 2014 amounted to approximately $27.87 million and $13.53 million, respectively.

Nonperforming loans at December 31, 2015 and 2014 are as follows:

(In thousands)	December 31, 2015	December 31, 2014
Nonaccrual loans	$3,513	$598
Loans greater than 90 days and accruing	—	—
Troubled debt restructurings ("TDRs")	682	193
Total nonperforming loans	$4,195	$791

Of the total TDRs in the table above, $472 thousand at December 31, 2015 and $63 thousand at December 31, 2014, are non-accruing. There were two commercial loans restructured with a balance of $556 thousand in 2015. In 2014, there were three commercial loans restructured with a balance of $46 thousand and one residential loan restricted with a balance of $55 thousand.  In 2013 there were no restructured loans. The two loans modified in 2015 were individually evaluated for impairment and it was determined that no reserve was required.

TDRs represent balances where the existing loan was modified involving a concession in rate, term or payment amount due to the distressed financial condition of the borrower. There were three restructured residential mortgages at December 31, 2015 with balances totaling $125 thousand. There were three restructured commercial loans at December 31, 2015 with a balance of $557 thousand. Five of the six TDRs at December 31, 2015 continue to pay as agreed according to the modified terms. The one TDR that was delinquent at December 31, 2015 totaled $471 thousand.  At December 31, 2015, there were no commitments to lend additional funds to borrowers whose loans have been modified in a troubled debt restructuring. We had no commitments to lend additional funds to borrowers whose loans were in nonaccrual status or to borrowers whose loans were 91 days past due and still accruing at December 31, 2015. Interest income on restructured loans during years ended December 31, 2015 and 2014 was insignificant.

Nonaccrual loans by class as of December 31, 2015 and 2014 are as follows:

(In thousands)	December 31, 2015	December 31, 2014
Commercial, financial and agricultural	$823	$88
Real estate - residential:
First mortgage	581	431
Second mortgage	—	79
Real estate - commercial:
Owner occupied	482	—
Non owner occupied	1,605	—
Installment	22	—
Total nonaccruing non-TDR loans	$3,513	$598
Nonaccruing TDR’s
Commercial, financial and agricultural	472	5
Real estate – residential:
First mortgage	—	58
Real estate - commercial:
Owner occupied	—	—
Total nonaccrual loans including TDRs	$3,985	$661

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

Below is a summary of loans by credit quality indicator as of December 31, 2015:

			Pass-	Special	Sub-
(In thousands)	Unrated	Pass	Watch	Mention	Standard	Total
Commercial, financial and agricultural	$597	179,451	45,977	4,177	7,249	$237,451
Municipal	58	92,011	13,352	—	—	105,421
Real estate – residential:
First mortgage	420,798	4,733	164	—	581	426,276
Second mortgage	42,167	—	—	—	—	42,167
Real estate – commercial:
Owner occupied	296	161,810	41,477	5,959	11,466	221,008
Non-owner occupied	166	290,337	44,485	444	1,564	336,996
Real estate – construction:
Residential	478	1,944	—	—	—	2,422
Commercial	145	27,299	3,136	—	1,800	32,380
Installment	10,093	—	—	—	22	10,115
All other loans	44	—	—	—	—	44
Total	$474,842	$757,585	$148,591	$10,580	$22,682	$1,414,280

Below is a summary of loans by credit quality indicator as of December 31, 2014:

			Pass-	Special	Sub-
(In thousands)	Unrated	Pass	Watch	Mention	Standard	Total
Commercial, financial and agricultural	$352	$143,813	$21,563	$3,942	$7,927	$177,597
Municipal	40	75,337	17,101	1,888	—	94,366
Real estate – residential:
First mortgage	428,073	3,046	170	—	450	431,739
Second mortgage	37,790	—	—	—	—	37,790
Real estate – commercial:
Owner occupied	127	142,741	17,136	1,378	18,469	179,851
Non-owner occupied	249	208,128	22,345	—	1,874	232,596
Real estate – construction:
Residential	288	3,843	—	—	—	4,131
Commercial	170	17,588	40	—	1,929	19,727
Installment	4,504	—	—	—	—	4,504
All other loans	33	—	—	—	—	33
Total	$471,626	$594,496	$78,355	$7,208	$30,649	$1,182,334

The carrying amount of loans purchased with evidence of credit deterioration accounted for under ASC 310-30 acquired in the acquisition totaled $3.3 million.

NOTE 7: FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Financial instruments on a recurring basis

The table below presents the balance of financial assets and liabilities at December 31, 2015 measured at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Assets
U.S. Treasury Obligations	$25,113	$—	$25,113	$—
U.S. GSEs	20,794	—	20,794	—
FHLB Obligations	51,111	—	51,111	—
Agency MBSs	97,249	—	97,249	—
Agency CMBSs	24,553	—	24,553	—
Agency CMOs	64,279	—	64,279	—
ABSs	355	—	355	—
Interest rate swap agreements	1,084	—	1,084	—
Total assets	$284,538	$—	$284,538	$—
Liabilities
Interest rate swap agreements	1,004	—	1,004	—
Total liabilities	$1,004	$—	$1,004	$—

The table below presents the balance of financial assets and liabilities at December 31, 2014 measured at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Assets
U.S. Treasury Obligations	$25,093	$—	$25,093	$—
Agency MBSs	95,407	—	95,407	—
Agency CMBSs	21,704	—	21,704	—
Agency CMOs	60,882	—	60,882	—
ABSs	387	—	387	—
Interest rate swap agreements	618	—	618	—
Total assets	$204,091	$—	$204,091	$—
Liabilities
Interest rate swap agreements	1,096	—	1,096	—
Total liabilities	$1,096	$—	$1,096	$—

Investment securities are reported at fair value utilizing Level 2 inputs. The prices for these instruments are obtained through an independent pricing service or dealer market participant with whom we have historically transacted both purchases and sales of investment securities. Prices obtained from these sources include market quotations and matrix pricing. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. More information regarding our investment securities can be found in Note 5 to these consolidated financial statements.

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

There were no transfers between Level 1 and Level 2 for the year ended December 31, 2015 or December 31, 2014.  There were no Level 3 assets measured at fair value on a recurring basis during the year ended December 31, 2015 or 2014.

Financial instruments on a non-recurring basis

Certain financial assets are also measured at fair value on a non-recurring basis, however they were not material at December 31, 2015 or December 31, 2014. These financial assets include impaired loans and OREO.

Fair value of financial instruments

The fair value of Merchants’ financial instruments as of December 31, 2015 are summarized in the table below:

	Carrying
(In thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$150,183	$150,183	$150,183	$—	$—
Securities available for sale	283,454	283,454	—	283,454	—
Securities held to maturity	119,674	120,093	—	120,093	—
FHLB stock	3,797	N/A	N/A	N/A	N/A
Loans, net of allowance for loan losses	1,402,240	1,397,877	—	—	1,397,877
Interest rate swap agreement	1,084	1,084	—	1,084	—
Accrued interest receivable	4,374	4,374	—	1,085	3,289
Total	$1,964,806	$1,957,065	$150,183	$405,716	$1,401,166
Deposits	$1,551,439	$1,551,046	$1,296,867	$254,179	$—
Securities sold under agreement to repurchase	286,639	286,586	—	286,586	—
Other long-term debt	5,238	5,191	—	5,191	—
Junior subordinated debentures issued to unconsolidated subsidiary trust	20,619	14,975	—	14,975	—
Interest rate swap agreement	1,004	1,004	—	1,004	—
Accrued interest payable	152	152	13	139	—
Total	$1,865,091	$1,858,954	$1,296,880	$562,074	$—

The fair value of Merchants’ financial instruments as of December 31, 2014 are summarized in the table below:

	Carrying
(In thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$154,459	$154,459	$154,459	$—	$—
Securities available for sale	203,473	203,473	—	203,473	—
Securities held to maturity	138,421	139,171	—	139,171	—
FHLB stock	4,378	N/A	N/A	N/A	N/A
Loans, net of allowance for loan losses	1,170,501	1,172,517	—	—	1,172,517
Interest rate swap agreement	618	618	—	618	—
Accrued interest receivable	3,787	3,787	—	847	2,940
Total	$1,675,637	$1,674,025	$154,459	$344,109	$1,175,457
Deposits	$1,308,772	$1,308,904	$1,097,088	$211,816	$—
Securities sold under agreement to repurchase	258,464	258,438	—	258,438	—
Other long-term debt	2,320	2,277	—	2,277	—
Junior subordinated debentures issued to unconsolidated subsidiary trust	20,619	14,476	—	14,476	—
Interest rate swap agreement	1,096	1,096	—	1,096	—
Accrued interest payable	165	165	19	146	—
Total	$1,591,436	$1,585,356	$1,097,107	$488,249	$—

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

Commitments to Extend Credit and Standby Letters of Credit - The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of financial standby letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties. The fair value of commitments to extend credit and standby letters of credit is not material as of December 31, 2015 and 2014.

NOTE 8: PREMISES AND EQUIPMENT

The components of premises and equipment included in the accompanying consolidated balance sheets are as follows:

			Estimated
			Useful Lives
(In thousands)	2015	2014	(In years)
Land	$332	$332	N/A
Bank premises	6,812	6,789	39
Leasehold improvements	10,789	9,936	5 – 20
Furniture, equipment, and software	21,040	19,346	3 – 7
Total gross fixed assets	38,973	36,403
Less: accumulated depreciation and amortization	23,943	20,911
Total net fixed assets	$15,030	$15,492

Depreciation and amortization expense related to premises and equipment amounted to $2.11 million, $2.45 million and $2.18 million in 2015, 2014 and 2013, respectively.

We occupy certain banking offices under non-cancellable operating lease agreements expiring at various dates over the next 20 years. The majority of leases have multiple options with escalation clauses for increases associated with the cost of living or other variable expenses over time. Rent expense on these properties totaled $1.30 million, $1.32 million and $1.20 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Minimum lease payments on these properties subsequent to December 31, 2015 are as follows:

(In thousands)	Amount
2016	$1,444
2017	1,250
2018	1,168
2019	816
2020	710
Thereafter	3,619
Total	$9,007

We entered into a sale leaseback arrangement for our principal office in South Burlington, Vermont, in June 2008. The deferred gain on the sale leaseback transaction resulted in a $423 thousand offset to rent expense per year through 2017 and $212 thousand in 2018. The deferred gain included in other liabilities totaled $1.06 million and $1.48 million at December 31, 2015 and 2014, respectively.

We entered into a sale leaseback arrangement for one of our branch locations in Burlington, Vermont in December 2013. The deferred gain on the sale leaseback transaction will result in a $93 thousand offset to rent expense per year through 2023. The deferred gain included in other liabilities totaled $747 thousand and $841 thousand at December 31, 2015 and 2014.

NOTE 9: TIME DEPOSITS

Time deposits that meet or exceed the FDIC Insurance limit of $250,000 at year-end 2015 and 2014 were $43.34 and $27.64 million.

Scheduled maturities of time deposits for the next five years were as follows:

(In thousands)	Amount
2016	$182,146
2017	29,500
2018	16,342
2019	11,248
2020	15,336
Total time deposits	$254,572

NOTE 10: SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER SHORT-TERM DEBT

FHLBB short-term borrowings and securities sold under agreements to repurchase mature daily. Securities sold under agreements to repurchase are collateralized by mortgage-backed securities and collateralized mortgage-backed obligations. We maintain effective control over the securities underlying the agreements.

As of December 31, 2015, we could borrow up to $65 million in overnight funds through unsecured borrowing lines established with correspondent banks. In addition, we have established both overnight and longer term lines of credit with the FHLBB. These borrowings are secured by residential mortgage loans. At December 31, 2015 we pledged loans with a carrying value of $371.58 million which carries a $262.96 million borrowing capacity at the FHLBB, less borrowings and letters of credit of $17.81 million, resulting in year-end capacity of $245.15 million. At December 31, 2014 we pledged loans with a carrying value of $369.78 million which carried a $262.17 million borrowing capacity at the FHLBB, less borrowings and letters of credit of $15.25 million, resulting in year-end capacity of $246.92 million. We also have the ability to borrow through the use of repurchase agreements, collateralized by our investments, with certain approved counterparties.

The following table provides certain information regarding other borrowed funds for the three years ended December 31, 2015, 2014 and 2013:

(In thousands)	2015	2014	2013
FHLB short-term borrowings
Amount outstanding at year end	$—	$—	$—
Maximum amount outstanding during the year	63,000	18,900	72,500
Average amount outstanding during the year	3,953	212	17,259
Weighted average-rate during the year	0.33%	0.31%	0.30%
Weighted average rate at year-end	—%	—%	—%
Securities sold under agreement to repurchase
Amount outstanding at year end	$286,639	$258,464	$250,314
Maximum amount outstanding during the year	318,788	292,692	284,297
Average amount outstanding during the year	226,913	192,868	212,644
Weighted average-rate during the year	0.22%	0.18%	0.41%
Weighted average rate at year-end	0.19%	0.26%	0.18%

The following table presents the contractual maturity of our secured borrowings and class of collateral pledged:

	At December 31, 2015
	Remaining Contractual Maturity of the Agreements
	Overnight and			Greater Than
(dollars in thousands)	Continuous	Up to 30 Days	30-90 Days	90 Days	Total
Repurchase Agreements:
Available for Sale:
U.S. Treasury Obligations	$23,902	$—	$—	$—	$23,902
U.S. GSEs	21,719	—	—	—	21,719
FHLB Obligations	42,681	—	—	—	42,681
Agency MBSs	49,162	—	—	430	49,592
Agency CMBSs	14,957	—	—	—	14,957
Agency CMOs	33,112	—	—	—	33,112
Total Available for Sale	$185,533	$—	$—	$430	$185,963

(In thousands)
Held to Maturity:
U.S. Agency Obligations	$14,524	$—	$—	$—	$14,524
Agency CMOs	66,889	—	—	—	66,889
Agency MBSs	19,263	—	—	—	19,263
Total Held to Maturity	$100,676	$—	$—	$—	$100,676

The fair value of securities pledged to secure repurchase agreements may decline. The Company manages this risk by having a policy to pledge securities valued at 100% above the gross outstanding balance of repurchase agreements. Securities sold under agreements to repurchase are secured by securities with a carrying value of $287.27 million and $258.92 at year-end 2015 and 2014.

NOTE 11: LONG-TERM DEBT

Long-term debt consisted of the following at December 31, 2015 and 2014:

(In thousands)	2015	2014
Federal Home Loan Bank Amortizing Notes, payable through March 2029, Rates ranging from 1.50% to 2.50%	2,237	2,320
Federal Home Loan Bank Advances, maturities ranging from January 2016 to November 2017, Rates ranging from 0.80% to 1.35%	3,001	—
	$5,238	$2,320

There were no prepayment penalties incurred during 2015, 2014 or 2013.

Contractual maturities and amortization of long-term debt subsequent to December 31, 2015, are as follows:

(In thousands)	Amount
2016	$1,586
2017	1,587
2018	89
2019	91
2020	92
2021 and after	1,793
Total due	$5,238

NOTE 12: TRUST PREFERRED SECURITIES

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

These hybrid securities currently qualify as regulatory capital, up to certain regulatory limits. At the same time they are considered debt for tax purposes, and as such, interest payments are fully deductible. The trust preferred securities total $20.62 million, and carried a fixed rate of interest through December 2009 at which time the rate became variable and adjusts quarterly at three month LIBOR plus 1.95%. We entered into an interest rate swap arrangement for $10 million of our trust preferred issuance which was effective beginning on December 15, 2009. The swap fixes the rate on $10 million at 5.23% and expires on December 15, 2016.  The impact on net interest income for 2015, 2014 and 2013 from the interest expense on the trust preferred securities was $747 thousand, $752 thousand and $756 thousand per year, respectively. The trust preferred securities mature on December 31, 2034, and are redeemable without penalty at our option, subject to prior approval by the FRB.

NOTE 13: INCOME TAXES

The components of the provision for income taxes were as follows for the years ended December 31, 2015, 2014 and 2013:

(In thousands)	2015	2014	2013
Current	$1,386	$3,707	$733
Deferred	1,799	(175)	4,329
Provision for income taxes	$3,185	$3,532	$5,062

Not included in the above table is the income tax impact associated with the unrealized gain or loss on securities available for sale and the income tax impact associated with the funded status of the pension plan, which are recorded directly in stockholders’ equity as a component of accumulated other comprehensive loss.

The tax effects of temporary differences and tax credits that give rise to deferred tax assets and liabilities at December 31, 2015 and 2014 are presented below:

(In thousands)	2015	2014
Deferred tax assets:
Allowance for loan losses	$4,497	$4,773
Postretirement benefit obligation	1,986	1,797
Deferred compensation	1,466	1,427
Accrued expenses	565	—
Organizational/start-up expenses	434	—
Capital loss carryforward	206	—
Interest rate swap	83	165
Qualified school bond tax credits	—	919
Affordable housing/other tax credits	—	1,170
Other	649	189
Net operating loss	606	—
Investment in real estate limited partnerships, net	158	335
Unrealized loss on securities held to maturity	1,205	1,475
Total deferred tax assets	$11,855	$12,250
Deferred tax liabilities:
Loan mark-to-market adjustment	$(3,410)	$(3,736)
Installment sales	(128)	(30)
Unrealized gain on securities available for sale	(93)	(797)
Depreciation	(998)	(1,175)
Core deposit intangible	(471)	—
Other	(227)
Accrued pension cost	(3,181)	(3,106)
Total deferred tax liabilities	$(8,508)	$(8,844)
Net deferred tax asset	$3,347	$3,406

In assessing the realizability of our total deferred tax assets, Management considers whether it is more likely than not that some portion or all of those assets will not be realized. Based upon Management’s consideration of historical and anticipated future pre-tax income, as well as the reversal period for the items giving rise to the deferred tax assets and liabilities, a valuation allowance for deferred tax assets was not considered necessary at December 31, 2015 and 2014. However, factors beyond management’s control, such as the general state of the economy, can affect future levels of taxable income and there can be no assurances that sufficient taxable income will be generated to fully realize the deferred tax assets in the future.

The following is a reconciliation of the federal income tax provision, calculated at the statutory rate of 35%, to the recorded provision for income taxes:

(In thousands)	2015	2014	2013
Applicable statutory Federal income tax	$5,452	$5,402	$6,972
(Reduction) increase in taxes resulting from:
Low Income Housing Projects	779	858	705
Tax-exempt income	(736)	(729)	(708)
Tax credits	(1,771)	(1,936)	(1,798)
Bank owned life insurance	(83)	(107)	—
Other, net	(456)	44	(109)
Provision for income taxes	$3,185	$3,532	$5,062

We have not identified any of our tax positions that contain significant uncertainties. Housing tax credits are recognized using the flow through method. We are subject to federal and state income tax examinations for years after December 31, 2012.

The State of Vermont assesses a franchise tax for banks in lieu of income tax. The franchise tax is assessed based on deposits. Vermont franchise taxes, net of state credits amounted to approximately $1.50 million, $1.43 million and $1.44 million in 2015, 2014 and 2013, respectively, which is included as noninterest expense in the accompanying consolidated statement of income.

NOTE 14: EMPLOYEE BENEFIT PLANS

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

The following tables provide a reconciliation of the changes in the Pension Plan’s benefit obligations and fair value of assets over the two year period ending December 31, 2015, and a statement of the funded status as of December 31 of both years:

(In thousands)	2015	2014
Reconciliation of benefit obligation
Benefit obligation at beginning of year	$11,556	$9,611
Service cost including expenses	53	44
Interest cost	442	464
Actuarial (gain) loss	(735)	2,013
Benefits paid and expected expenses	(608)	(576)
Benefit obligation at year-end	$10,708	$11,556
Reconciliation of fair value of plan assets
Fair value of plan assets at beginning of year	$15,350	$15,446
Actual return on plan assets	(579)	489
Employer contributions	—	—
Benefits paid and actual expenses	(613)	(585)
Fair value of plan assets at year-end	$14,158	$15,350
Funded status at year end	$3,449	$3,794

We have no minimum required contribution for 2016.

The accumulated benefit obligation is equal to the projected benefit obligation and was $10.71 million and $11.56 million at December 31, 2015 and 2014, respectively.  Amounts recognized in accumulated other comprehensive income for net actuarial losses totaled $5.7 million and $5.2 million at December 31, 2015 and 2014, respectively.

The following tables summarize the components of net periodic benefit cost and other changes in Pension Plan assets and benefit obligations recognized in other comprehensive income for the years ended December 31, 2015, 2014 and 2013, respectively:

(In thousands)	2015	2014	2013
Interest cost	$442	$464	$418
Expected return on plan assets	(1,052)	(1,059)	(988)
Service costs	53	44	53
Net loss amortization	377	137	355
Net periodic pension cost (benefit)	$(180)	$(414)	$(162)

(In thousands)	2015	2014	2013
Net loss (gain)	$902	$2,606	$(1,707)
Net loss amortization	(377)	(137)	(355)
Total recognized in other comprehensive income	$525	$2,469	$(2,062)
Total recognized in net periodic pension cost and other comprehensive income	$345	$2,055	$(2,224)

The estimated net actuarial loss for the Pension Plan that will be amortized from accumulated other comprehensive income into net periodic pension cost for 2016 is $456 thousand.

The following table summarizes the assumptions used to determine the benefit obligations and net periodic benefit costs for the years ended December 31, 2015, 2014 and 2013:

	2015	2014	2013
Benefit obligations
Discount rate	4.48%	3.97%	4.98%
Net periodic benefit cost
Discount rate	3.97%	4.98%	3.98%
Expected long-term return on plan assets	7.00%	7.00%	7.00%

The discount rate reflects the rates at which pension benefits could be effectively settled. We look to rates of return on high-quality fixed income investments currently available and expected to be available during the period of maturity of the pension benefits. Consideration was given to the rates that would be used to settle plan obligations as of December 31, 2015 and to the rates of other indices at year-end. Our actuary constructed a hypothetical high quality bond portfolio with cash flows that match the expected monthly benefit payments under the pension plan and calculated a discount rate based upon that portfolio. The expected long-term rate of return on plan assets reflects long-term earnings expectations on existing plan assets and those contributions expected to be received during the current plan year. In estimating that rate, appropriate consideration was given to historical returns earned by plan assets in the fund and the rates of return expected to be available for reinvestment. Rates of return were adjusted to reflect current capital market assumptions and changes in investment allocations, if any.

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

The fair value of Pension Plan assets at December 31, 2015 by asset category are as follows:

		Fair Value Measurements at Reporting Date Using:
		Quoted Prices in
		Active Markets for	Significant Other	Significant
(In thousands)		Identical Assets	Observable Inputs	Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Cash	$4	$4	$—	$—
Money Market Funds	403	403	—	—
Equity Securities:
Large Cap Equity Mutual Funds	2,831	2,831	—	—
Small Cap Equity Mutual Funds	94	94	—	—
Global Equity Mutual Funds	882	882	—	—
International Equity Mutual Funds	3,019	3,019	—	—
Absolute Return Funds	1,305	1,305	—	—
EFT - International Equity	729	729	—	—
Fixed Income:
Taxable Bond Mutual Funds	4,891	4,891	—	—
Total	$14,158	$14,158	$—	$—

The fair value of Pension Plan assets at December 31, 2014 by asset category are as follows:

		Fair Value Measurements at Reporting Date Using:
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
(In thousands)		Identical Assets	Observable Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Cash	$6	$6	$—	$—
Money Market Funds	690	690	—	—
Equity Securities:
Large Cap Equity Mutual Funds	3,770	3,770	—	—
Small Cap Equity Mutual Funds	128	128	—	—
Global Equity Mutual Funds	866	866	—	—
International Equity Mutual Funds	2,898	2,898	—	—
Absolute Return Funds	770	770	—	—
Fixed Income:
Taxable Bond Mutual Funds	6,222	6,222	—	—
Total	$15,350	$15,350	$—	$—

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

The following table summarizes the estimated future benefit payments expected to be paid under the Pension Plan:

Pension
(In thousands)	Benefits
2016	$586
2017	625
2018	670
2019	676
2020	700
Years 2021 to 2025	$3,587

The estimated future benefit payments expected to be paid under the Pension Plan are based on the same assumptions used to measure our benefit obligation at December 31, 2015. No future service estimates were included due to the frozen status of the Pension Plan.

401(k) Employee Stock Ownership Plan

Under the terms of our 401(k) Employee Stock Ownership Plan (“401(k)”) eligible employees are entitled to contribute up to 75% of their compensation, subject to IRS limitations, to the 401(k), and we contribute a percentage of the amounts contributed by the employees as authorized by Merchants’ Bank’s Board of Directors. We contributed approximately 46%,  48% and 46% of the amounts contributed by the employees in 2015, 2014 and 2013, respectively.

Summary of Expense

A summary of expense relating to our various employee benefit plans for each of the years in the three year period ended December 31, 2015 is as follows:

(In thousands)	2015	2014	2013
Pension plan	$(180)	$(414)	$(162)
401(k)	573	585	565
Total	$393	$171	$403

NOTE 15: STOCK-BASED COMPENSATION PLANS

Merchants has established stock based compensation plans for directors and for certain employees. The Amended and Restated Merchants Bancshares, Inc. 2008 Stock Incentive Plan (the “Plan”) allows us to grant stock options and restricted stock grants to certain employees. The Plan allows for the issuance of up to 600,000 shares of stock. As of December 31, 2015, there were 449,462 shares that remain available for future grants under the Plan.  The Merchants Bancshares, Inc. and Subsidiaries Amended and Restated 2008 Compensation Plan for Non-Employee Directors and Trustees allows us to issue up to 150,000 shares of stock. As of December 31, 2015 there were 91,792 shares that remain available for future issuance under the Plan.

The fair value of stock option and restricted stock awards, measured at the grant date are amortized to compensation expense on a straight-line basis over the vesting period. The total compensation cost related to stock option awards and restricted stock awards was $36 thousand, $119 thousand and $187 thousand for 2015, 2014 and 2013, respectively. Compensation cost related to stock option and restricted stock awards is included in salary expense in the accompanying consolidated statements of income. There is no remaining compensation expense relating to stock option grants. Remaining compensation expense related to current outstanding restricted stock awards is $135 thousand, which will be recognized through May 2018.

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

Restricted Stock

Restricted stock provides grantees with rights to shares of common stock upon completion of a service period. During the service period, all shares are considered outstanding and dividends are paid on the restricted stock. We made a grant of 3,521,  7,120 and 5,846 restricted shares in 2015, 2014 and 2013, respectively. The shares vest three years after the grant date. The grant date fair value of restricted stock granted during 2015, 2014 and 2013 was $29.85,  $28.60 per share and $28.96 per share, respectively. A summary of Merchants’ restricted stock awards is as follows:

		Weighted Average Grant
	Shares	Date Fair Value
Non-Vested Shares at January 1, 2015	13,965	$28.03
Granted	3,521	29.85
Vested	(4,199)	26.33
Forfeited	(4,639)	28.78
Non-Vested Shares at December 31, 2015	8,648	$29.19

The total fair value of shares vested during the year ending December 31, 2015 and 2014 was $111 thousand and $282 thousand, respectively. No shares vested prior to 2014.

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

A summary of Merchants’ stock option plan as of December 31, 2015, 2014 and 2013 and changes during the years then ended are as follows, with numbers of shares in thousands:

	2015		2014		2013
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number	Exercise	Number	Exercise	Number	Exercise
	Of	Price	Of	Price	Of	Price
	Shares	Per Share	Shares	Per Share	Shares	Per Share
Options outstanding, beginning of year	82	$23.00	88	$22.95	95	$22.87
Granted	—	—	—	—	—	—
Exercised	43	23.52	6	22.07	8	22.07
Forfeited	—	—	—	—	—	—
Expired	—	—	—	—	—	—
Options outstanding, end of year	39	$22.43	82	$23.00	88	$22.95
Options exercisable	39	$22.43	82	$23.00	88	$22.95

As of December 31, 2015, there were options outstanding within the following ranges: 39 thousand at an exercise price within the range of $22.07 to $22.93.

The total intrinsic value of options exercised was $328 thousand, $41 thousand and $52 thousand for the three years ended December 31, 2015, 2014 and 2013, respectively. We generally use shares held in treasury for option exercises. Options exercisable at December 31, 2015 had an intrinsic value of $354 thousand and a weighted average remaining term of 1.00 year. The total cash received from employees, net of withholding taxes, as a result of employee stock option exercises was $0,  $0 and $0 for the years ended December 31, 2015, 2014 and 2013, respectively. The tax benefit realized as a result of the stock option exercises was approximately $115 thousand, $14 thousand and $8 thousand for the years ended December 31, 2015, 2014 and 2013, respectively.

NOTE 16: EARNINGS PER SHARE

The following table presents reconciliations of the calculations of basic and diluted earnings per share for the years ended December 31, 2015, 2014 and 2013:

	Twelve Months Ended
	December 31,
(In thousands except per share data)	2015	2014	2013
Net income	$12,618	$12,125	$15,131
Weighted average common shares outstanding	6,373	6,326	6,303
Dilutive effect of common stock equivalents	13	18	13
Weighted average common and common equivalent shares outstanding	6,386	6,344	6,316
Basic earnings per common share	$1.98	$1.92	$2.40
Diluted earnings per common share	$1.98	$1.91	$2.40

Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the year.

NOTE 17: PARENT COMPANY

Merchants Bancshares, Inc.’s (the “Parent Company”) investments in its subsidiaries are recorded using the equity method of accounting. Summarized financial information relative to the Parent Company only balance sheets at December 31, 2015 and 2014, and statements of income and cash flows for each of the years in the three year period ended December

31, 2015, are shown in the following table. The statement of changes in stockholders' equity for the Parent Company are not reported because they are identical to the consolidated financial statements.

Balance Sheets as of December 31,
(In thousands)	2015	2014
Assets:
Investment in subsidiaries*	$167,164	$144,533
Cash*	1,554	2,197
Other assets	1,009	323
Total assets	$169,727	$147,053
Liabilities and stockholders’ equity:
Other liabilities	$1,054	$613
Long term debt	20,619	20,619
Stockholders’ equity	148,054	125,821
Total liabilities and stockholders’ equity	$169,727	$147,053

Statements of Income for the Years Ended December 31,
(In thousands)	2015	2014	2013
Dividends from Merchants Bank*	$7,096	$7,085	$5,789
Equity in undistributed earnings of subsidiaries*	7,242	5,857	10,211
Other expense, net	(2,646)	(1,276)	(1,337)
Benefit from income taxes	926	459	468
Net income	$12,618	$12,125	$15,131

Statement of Cash Flows for the Years Ended December 31,
(In thousands)	2015	2014	2013
Cash flow from operating activities:
Net income	$12,618	$12,125	$15,131
Adjustments to reconcile net income to net cash provided by operating activities:
Net change in other assets	(686)	138	65
Net change in other liabilities	444	(67)	(121)
Equity in undistributed earnings of subsidiaries*	(7,242)	(5,857)	(10,211)
Net cash provided by operating activities	5,134	6,339	4,864
Cash flows from financing activities:
Sale of treasury stock	—	—	15
Proceeds from exercise of stock options	—	—	—
Tax benefit from exercises of stock options	115	14	8
Cash dividends paid	(7,096)	(7,167)	(6,432)
Other, net	1,204	214	226
Net cash used in financing activities	(5,777)	(6,939)	(6,183)
Increase (decrease) in cash and cash equivalents	(643)	(600)	(1,319)
Cash and cash equivalents at beginning of year	2,197	2,797	4,116
Cash and cash equivalents at end of year	$1,554	$2,197	$2,797

*Account balances are partially or fully eliminated in consolidation

NOTE 18: COMMITMENTS AND CONTINGENCIES

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

The contractual amounts of these financial instruments at December 31, 2015 and 2014 were as follows:

(In thousands)	2015	2014
Financial instruments whose contract amounts represent credit risk:
Commitments to originate loans	$32,133	$37,651
Unused lines of credit	210,304	197,682
Standby letters of credit	6,296	8,768
Equity commitments to affordable housing limited partnerships	6,010	3,019

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

Disclosures are required regarding liability-recognition for the fair value at issuance of certain guarantees. We do not issue any guarantees that would require liability-recognition or disclosure, other than our standby letters of credit. We have issued conditional commitments in the form of standby letters of credit to guarantee payment on behalf of a customer and guarantee the performance of a customer to a third party. Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit totaled approximately $6.30 million and $8.77 million at December 31, 2015 and 2014, respectively, and represent the maximum potential future payments we could be required to make. Typically, these instruments have terms of 12 months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance sheet instruments. Our policies governing loan collateral apply to standby letters of credit at the time of credit extension. Loan-to-value ratios are generally consistent with loan-to-value requirements for other commercial loans secured by similar types of collateral.

We may enter into commitments to sell loans, which involve market and interest rate risk. There were no such commitments at December 31, 2015 or 2014.

Balances at the Federal Reserve Bank

At December 31, 2015 and 2014, amounts at the Federal Reserve Bank included $30.52 million and $22.89 million, respectively, held to satisfy certain reserve requirements of the Federal Reserve Bank.

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

NOTE 19: ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents changes in accumulated other comprehensive income (loss) by component, net of tax for the year ending December 31, 2015.

	Unrealized	Unrealized Gains
	Gains (Losses)	(Losses) on Securities
	on Securities	Transferred From			Accumulated Other
	Available-For-	Available-For-Sale to		Interest Rate	Comprehensive
(In thousands)	Sale	Held-To-Maturity	Pension Plan	Swaps	Income (Loss)
Beginning Balance December 31, 2014	$1,474	$(2,816)	$(3,395)	$(311)	$(5,048)
Other comprehensive income before reclassifications	(1,308)	—	(587)	156	(1,739)
Transfer of securities from available-for-sale to held-to-maturity	—	—	—	—	—
Accretion of unrealized losses of securities transferred from available-for-sale to held-to-maturity recognized in other comprehensive income	—	519	—	—	519
Reclassification adjustments for (gains) losses reclassified into income	—	—	245	—	245
Net current period other comprehensive (loss) income	(1,308)	519	(342)	156	(975)
Balance December 31, 2015	$166	$(2,297)	$(3,737)	$(155)	$(6,023)

The following table presents changes in accumulated other comprehensive income (loss) by component, net of tax for the year ending December 31, 2014.

	Unrealized	Unrealized Gains
	Gains (Losses)	(Losses) on Securities
	on Securities	Transferred From			Accumulated Other
	Available-For-	Available-For-Sale to		Interest Rate	Comprehensive
(In thousands)	Sale	Held-To-Maturity	Pension Plan	Swaps	Income (Loss)
Beginning Balance December 31, 2013	$(162)	$(3,296)	$(1,790)	$(472)	$(5,720)
Other comprehensive income before reclassifications	1,713	—	(1,694)	161	180
Transfer of securities from available-for-sale to held-to-maturity	(8)	8	—	—	—
Accretion of unrealized losses of securities transferred from available-for-sale to held-to-maturity recognized in other comprehensive income	—	472	—	—	472
Reclassification adjustments for (gains) losses reclassified into income	(69)	—	89	—	20
Net current period other comprehensive (loss) income	1,636	480	(1,605)	161	672
Balance December 31, 2014	$1,474	$(2,816)	$(3,395)	$(311)	$(5,048)

The following table presents changes in accumulated other comprehensive income (loss) by component, net of tax for the year ending December 31, 2013.

	Unrealized	Unrealized Gains
	Gains (Losses)	(Losses) on Securities
	on Securities	Transferred From			Accumulated Other
	Available-For-	Available-For-Sale to		Interest Rate	Comprehensive
(In thousands)	Sale	Held-To-Maturity	Pension Plan	Swaps	Income (Loss)
Beginning Balance December 31, 2012	$6,033	$—	$(3,130)	$(688)	$2,215
Other comprehensive income before reclassifications	(9,844)	—	1,110	216	(8,518)
Transfer of securities from available-for-sale to held-to-maturity	3,533	(3,533)	—	—	—
Accretion of unrealized losses of securities transferred from available-for-sale to held-to-maturity recognized in other comprehensive income	—	237	—	—	237
Reclassification adjustments for (gains) losses reclassified into income	116	—	230	—	346
Net current period other comprehensive (loss) income	(6,195)	(3,296)	1,340	216	(7,935)
Balance December 31, 2013	$(162)	$(3,296)	$(1,790)	$(472)	$(5,720)

Details of the reclassification adjustments in the above table for the year ended December 31, 2015 are presented below:

Amount Reclassified
Details about Accumulated Other Comprehensive	from Accumulated
Income Components	Other Comprehensive	Affected Line Item in the Statement Where Net
(In thousands)	Income	Income is Presented
Unrealized gains (losses) securities
	$—	Net losses (gains) on investment securities
	—	Total before tax
	—	Provision for income taxes
	$—	Net of tax

Amortization of defined benefit pension plan
	$377	Compensation and benefits
	377	Total before tax
	(132)	Provision for income taxes
	$245	Net of tax

Total reclassification adjustments	$245

Details of the reclassification adjustments in the above table for the year ended December 31, 2014 are presented below:

Amount Reclassified
Details about Accumulated Other	from Accumulated
Comprehensive Income Components	Other Comprehensive	Affected Line Item in the Statement Where Net
(In thousands)	Income	Income is Presented
Unrealized gains (losses) securities
	$(107)	Net losses (gains) on investment securities
	(107)	Total before tax
	38	Provision for income taxes
	$(69)	Net of tax

Amortization of defined benefit pension plan
	137	Compensation and benefits
	137	Total before tax
	(48)	Provision for income taxes
	$89	Net of tax

Total reclassification adjustments	$20

Details of the reclassification adjustments in the above table for the year ended December 31, 2013 are presented below:

Amount Reclassified
Details about Accumulated Other	from Accumulated
Comprehensive Income Components	Other Comprehensive	Affected Line Item in the Statement Where Net
(In thousands)	Income	Income is Presented
Unrealized gains (losses) securities
	166	Net impairment losses
	$12	Net losses (gains) on investment securities
	178	Total before tax
	(62)	Provision for income taxes
	$116	Net of tax

Amortization of defined benefit pension plan
	355	Compensation and benefits
	355	Total before tax
	(125)	Provision for income taxes
	$230	Net of tax

Total reclassification adjustments	$346

NOTE 20: REGULATORY CAPITAL REQUIREMENTS

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

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum ratios (set forth in the table below) of Common Equity, Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2015, that Merchants met all capital adequacy requirements to which it is subject.

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

As of December 31, 2015, the most recent notification from the FDIC categorized Merchants Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that Management believes have changed Merchants Bank’s category. To be considered well capitalized under the regulatory framework for prompt corrective action, Merchants Bank must maintain minimum Common Equity Tier 1, Tier 1 Leverage, Tier 1 Risk-Based, and Total Risk-Based Capital ratios. Set forth in the table below are those ratios as well as those for Merchants Bancshares, Inc.

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

					To Be Well-
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(In thousands)	Amount	Percent	Amount	Percent	Amount	Percent
As of December 31, 2015
Merchants Bancshares, Inc.:
Tier 1 Leverage Capital	$165,799	8.77%	$75,646	4.00%	N/A	N/A
Tier 1 Risk-Based Capital	165,799	14.63%	68,005	6.00%	N/A	N/A
Total Risk-Based Capital	178,754	15.77%	90,673	8.00%	N/A	N/A
Common Equity Tier 1 Capital	145,799	12.86%	51,004	4.50%	N/A	N/A
Merchants Bank:
Tier 1 Leverage Capital	$164,446	8.64%	$76,112	4.00%	$95,139	5.00%
Tier 1 Risk-Based Capital	164,446	14.44%	68,352	6.00%	91,136	8.00%
Total Risk-Based Capital	177,401	15.57%	91,136	8.00%	113,920	10.00%
Common Equity Tier 1 Capital	164,446	14.44%	51,264	4.50%	74,048	6.50%
As of December 31, 2014
Merchants Bancshares, Inc.:
Tier 1 Leverage Capital	$148,045	8.76%	$67,616	4.00%	N/A	N/A
Tier 1 Risk-Based Capital	148,045	15.70%	37,724	4.00%	N/A	N/A
Total Risk-Based Capital	159,856	16.95%	75,447	8.00%	N/A	N/A
Merchants Bank:
Tier 1 Leverage Capital	$145,823	8.60%	$64,816	4.00%	$87,770	5.00%
Tier 1 Risk-Based Capital	145,823	15.36%	37,983	4.00%	56,974	6.00%
Total Risk-Based Capital	157,704	16.61%	75,965	8.00%	94,957	10.00%

Capital amounts for Merchants Bancshares, Inc. include $20 million in trust preferred securities issued in December 2004. These hybrid securities qualify as regulatory capital up to certain regulatory limits.

NOTE 21: DERIVATIVE FINANCIAL INSTRUMENTS

At December 31, 2015 and 2014, we had an interest rate swap with a notional amount of $10 million that was designated as a cash flow hedge. The swap was used to convert a portion of the floating rate interest on our trust preferred issuance to a fixed rate of interest. Each quarter we assess the effectiveness of the hedging relationships by comparing the changes in cash flows of the derivative hedging instruments with the changes in cash flows of the designated hedged item. There was no ineffective portion recognized in earnings during 2015, 2014 or 2013. The fair value of $(239)  thousand and $(479)  thousand was reflected in other liabilities in the accompanying consolidated balance sheets at December 31, 2015 and December 31, 2014, respectively.

We entered into interest rate swaps with a notional amount of $53.0 million with certain commercial customers.  In order to minimize our risk, these customer derivatives (pay floating/receive fixed swaps) have been offset with essentially matching interest rate swaps with our counterparty totaling $53.0 million (pay fixed/receive floating swaps). At December 31, 2015, the weighted average receive rate of these interest rate swaps was 2.13%, the weighted average pay rate was 3.60% and the weighted average maturity was 10.2 years.  The fair values of $765 thousand and $765 thousand were reflected in other assets and other liabilities, respectively, in the accompanying consolidated balance sheets at December 31, 2015. At December 31, 2014 the weighted average receive rate of these interest rate swaps was 1.85%, the weighted average pay rate was 3.63% and the weighted average maturity was 12.0 years. The fair values of $618 thousand and $618 thousand were reflected in other assets and other liabilities, respectively, in the accompanying consolidated balance sheets at December 31, 2014. Hedge accounting has not been applied for these derivatives.  Because the terms of the swaps with our customer and the other financial institution offset each other, with the only difference being counterparty credit risk, changes in the fair value of the underlying derivative contracts are not materially different and do not significantly impact our results of operations.

We entered into interest rate swaps with notional amounts totaling $9.80 million at December 31, 2015, and $9.36 million at December 31, 2014, that were designated as fair value hedges of certain fixed rate loans with municipalities. At December 31, 2015, the weighted average receive rate of these interest rate swaps was 1.78%, the weighted average pay rate was 3.25% and the weighted average maturity was 16.6 years. The fair value of $319 thousand at December 31, 2015, was reflected as a reduction to loans and an increase to other assets. At December 31, 2014 the weighted average receive rate of these interest rate swaps was 1.55%, the weighted average pay rate was 3.26% and the weighted average maturity was 17.6 years. The ineffective portion of the interest swaps was immaterial and as such, amounts are not recognized in earnings.

We assessed our counterparty risk at December 31, 2015 and determined any credit risk inherent in our derivative contracts was insignificant. Information about the fair value of derivative financial instruments can be found in Note 7 to these consolidated financial statements.

NOTE 22: QUALIFIED AFFORDABLE HOUSING PROJECT INVESTMENTS

The Company invests in qualified affordable housing projects. At December 31, 2015 and 2014, the balance of the investment for qualified affordable housing projects was $5.69 million and $5.20 million. Total unfunded commitments related to the investments in qualified affordable housing projects totaled $6.01 million and $3.02 million at December 31, 2015 and 2014. The Company expects to fulfill these commitments during the year ending 2018.

During the years ended December 31, 2015 and 2014, the Company recognized amortization expense of $1.10 million and $1.26 million, respectively, which was included within income tax expense on the consolidated statements of income.

Additionally, during the years ended December 31, 2015 and 2014, the Company recognized tax credits and other benefits from its investment in affordable housing tax credits of $2.26 million and $2.53 million, respectively. During the years ending December 31, 2015 and 2014, the Company incurred impairment losses of $0 and $0.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Merchants Bancshares, Inc.

Burlington, Vermont

We have audited the accompanying consolidated balance sheets of Merchants Bancshares, Inc. as of December 31, 2015 and 2014 and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years  in the period ended December 31, 2015.  We also have audited Merchants Bancshares, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Merchants Bancshares, Inc.’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the company’s internal control over financial reporting based on our audits.

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

As permitted, the Company has excluded the operations of NUVO Bank & Trust Company acquired during 2015, which is described in Note 3 of the consolidated financial statements, from the scope of management’s report on internal control over financial reporting. As such, it has also been excluded from the scope of our audit of internal control over financial reporting.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Merchants Bancshares, Inc. as of December 31, 2015 and 2014 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, Merchants Bancshares, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Crowe Horwath, LLP

Crowe Horwath LLP

Cleveland, Ohio
March 14, 2016

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures – Our principal executive officer, principal financial officer and other members of our senior management have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) as of December 31, 2015. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures effectively ensure that information required to be disclosed in our filings and submissions with the SEC under the Exchange Act is accumulated and communicated to our management (including the principal executive officer and principal financial officer), and is recorded, processed, summarized and reported within the time periods specified by the SEC.

Management’s Report on Internal Control Over Financial Reporting – Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) or 15d-15(f).  Our internal control system is designed to provide reasonable assurances to our Management and board of directors regarding the preparation and fair presentation of published financial statements. Under the supervision and with the participation of our Management, including our principal executive officer and interim principal financial officer, an evaluation of the effectiveness of our internal control over financial reporting was conducted, based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). As permitted, the Company has excluded the operations of NUVO acquired in December 2015, which is described in Note 3 to the consolidated financial statements. The assets acquired in this acquisition and excluded from management's assessment on internal control over financial reporting comprised approximately 8% of total consolidated assets at December 31, 2015. Based on the evaluation under the framework in Internal Control – Integrated Framework, Management concluded that our internal control over financial reporting was effective as of December 31, 2015.

Crowe Horwath LLP, the independent registered public accounting firm that audited our consolidated financial statements, has issued an attestation report on our internal control over financial reporting as of December 31, 2015.  This report can be found on page 107.

Changes in Internal Controls over Financial Reporting – During the fourth quarter of 2015, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 11 – EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated by reference to the sections entitled “Other Information about the Board and its Committees,” “Compensation Discussion and Analysis,” “Executive Compensation,” “Retirement Benefits,” and “Potential Payments upon Termination or Change in Control” in our Proxy Statement.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is incorporated by reference to the sections entitled “Executive Compensation,” and “Compensation Committee Interlocks and Insider Participation,” in our Proxy Statement.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated by reference to the sections entitled “Related Party Transactions,” “Security Ownership of Certain Beneficial Owners and Management,” in our Proxy Statement.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 is incorporated by reference to the section entitled “Principal Accounting Fees and Services” in our Proxy Statement.

PART IV

ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(1)The following consolidated financial statements are included:

Consolidated Balance Sheets, December 31, 2015, and December 31, 2014

Consolidated Statements of Income for the years ended December 31, 2015, 2014 and 2013

Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014 and 2013

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2015, 2014 and 2013

Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013

Notes to Consolidated Financial Statements

(2)The following exhibits are either filed or attached as part of this report, or are incorporated herein by reference:

Exhibit	Description

2.1

Agreement and Plan of Merger dated as of April 27, 2015, between Merchants and NUVO Bank & Trust Company (Incorporated by reference to Exhibit 2.1 to Merchants’ Current Report on Form 8-K filed on April 27, 2015)

2.2

Bank Merger Agreement dated as of July 2, 2015, between Merchants Bank and NUVO Bank & Trust Company, and joined in for certain limited purposes by Merchants (Incorporated by reference to Exhibit 2.1 to Merchants’ Current Report on Form 8-K filed on July 9, 2015)

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

4.2

Form of Replacement Organizers’ Warrant to Purchase Merchants Common Stock, to be issued in connection with the Merger (Incorporated by reference to Exhibit 4.2 to Merchants’ Registration Statement on Form S-4/A (Registration No. 333-206021) filed on August 13, 2015)

4.3

Form of Replacement 2013 Warrant to Purchase Merchants Common Stock, to be issued in connection with the Merger (Incorporated by reference to Exhibit 4.3 to Merchants’ Registration Statement on Form S-4/A (Registration No. 333-206021) filed on August 13, 2015)

10.1

Merchants Bancshares, Inc. Dividend Reinvestment and Stock Purchase Plan (Incorporated by reference to Exhibit 4.1 to Merchants’ Registration Statement on Form S-3 (Registration No. 333-151572) filed on June 11, 2008)

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

10.9*	General Release and Separation Agreement by and between Merchants, Merchants Bank and Michael R. Tuttle, dated January 21, 2016 and effective as of January 29,2016+
10.10	The Merchants Bank Amended and Restated Deferred Compensation Plan for Directors (Incorporated by reference to Exhibit 10.7 to Merchants’ Annual Report on Form 10-K filed on March 15, 2011) +

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

10.14	Declaration of Trust of MBVT Statutory Trust I, dated December 2, 2004 (Incorporated by reference to Exhibit 10.5.2 to Merchants’ Annual Report on Form 10-K filed on March 9, 2005)

10.15

Subscription Agreement, dated December 15, 2004, by and among MBVT Statutory Trust I, Merchants and Preferred Term Securities XVI, Ltd. (Incorporated by reference to Exhibit 10.5.1 to Merchants’ Annual Report on Form 10-K filed on March 9, 2005)

10.16

Placement Agreement, dated December 7, 2004, by and among Merchants Bancshares, Inc., FTN Financial Capital Markets and Keefe, Bruyette & Woods, Inc. (Incorporated by reference to Exhibit 10.5.4 to Merchants’ Annual Report on Form 10-K filed on March 9, 2005)

10.17

Purchase and Sale Agreement between Merchants Bank and Eastern Avenue Properties, L.L.C., dated as of June 27, 2008 (Incorporated by reference to Exhibit 10.18.1 to Merchants’ Quarterly Report on Form 10-Q filed on August 7, 2008)

10.18

Leaseback Agreement between Merchants Bank and Farrell Exchange, L.L.C., dated as of June 27, 2008 (Incorporated by reference to Exhibit 10.18.2 to Merchants’ Quarterly Report on Form 10-Q filed on August 7, 2008)

10.19

Employment Agreement by and between Merchants Bank and Thomas J. Meshako, dated November 10, 2014 (Incorporated by reference to Exhibit 10.20 to Merchants’ Annual Report on Form 10-K filed on March 13, 2015)+

10.20 10.21*

Employment Agreement by and between Merchants Bank and Molly Dillon, dated March 1, 2014 (Incorporated by reference to Exhibit 10.21 to Merchants’ Annual Report on Form 10-K filed on March 13, 2015)+

Confidential General Release and Separation Agreement by and between Merchants, Merchants Bank and Molly Dillon, dated as of December 11, 2015 and effective as of January 6, 2016+

10.22

Employment Agreement by and between Merchants Bank and Marie Thresher, dated December 19, 2013  (Incorporated by reference to Exhibit 10.22 to Merchants’ Annual Report on Form 10-K filed on March 13, 2015)+

10.23

Employment Agreement by and between Merchants, Merchants Bank and Geoffrey R. Hesslink, entered into on April 23, 2015 and effective as of April 16, 2015 (Incorporated by reference to Exhibit 10.1 to Merchants’ Current Report on Form 8-K filed on April 29, 2015) +

10.24 10.25*

Employment Agreement by and between Merchants, Merchants Bank and Thomas J. Meshako, entered into on April 23, 2015 and effective as of April 16, 2015 (Incorporated by reference to Exhibit 10.2 to Merchants’ Current Report on Form 8-K filed on April 29, 2015) +

General Release and Separation Agreement by and between Merchants, Merchants Bank and Thomas J. Meshako, dated as of January 7, 2016 and effective as of January 15, 2016+

10.26

Form of Employment Agreement by and between Merchants, Merchants Bank and certain executive officers, entered into on April 23, 2015 (Incorporated by reference to Exhibit 10.3 to Merchants’ Current Report on Form 8-K filed on April 29, 2015) +

10.27

Employment Agreement by and between Merchants, Merchants Bank and Michael Cataldo, entered into on June 25, 2015 (Incorporated by reference to Exhibit 10.1 to Merchants’ Current Report on Form 8-K filed on June 29, 2015)+

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

101

The following materials from Merchants Bancshares, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015 formatted in XBRL: (i) Consolidated Balance Sheets at December 31, 2015 and December 31, 2014; (ii) Consolidated Statements of Income for the years ended December 31, 2015, 2014 and 2013; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014 and 2013; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2015, 2014 and 2013; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013; and (vi) Notes to Consolidated Financial Statements*

+Management contract or compensatory plan or agreement

*Filed herewith

**Furnished herewith

SIGNATURES

Pursuant to the requirement of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Merchants Bancshares, Inc.

Date	March 14, 2016	By	/s/ Geoffrey R. Hesslink
Geoffrey R. Hesslink, President and CEO

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of MERCHANTS BANCSHARES, INC., and in the capacities and on the date as indicated.

/s/ Geoffrey R. Hesslink	March 11, 2016
Geoffrey R. Hesslink, Director,	Date
President & CEO of Merchants

/s/ Scott F. Boardman	March 11, 2016
Scott F. Boardman, Director	Date

/s/Janette K. Bombardier	March 11, 2016
Janette Bombardier, Director	Date

/s/ Donald R. Chase	March 11, 2016
Donald R. Chase, Director	Date

/s/ Karen J. Danaher	March 11, 2016
Karen J. Danaher, Director	Date

/s/ Jeffrey L. Davis	March 11, 2016
Jeffrey L. Davis, Director	Date
Chairman of the Board of Directors

/s/ Michael G. Furlong	March 11, 2016
Michael G. Furlong, Director	Date

/s/ Lorilee A. Lawton	March 11, 2016
Lorilee A. Lawton, Director	Date

/s/ Bruce M. Lisman	March 11, 2016
Bruce M. Lisman, Director	Date

/s/ Raymond C. Pecor, Jr.	March 11, 2016
Raymond C. Pecor, Jr. Director	Date

/s/ Raymond C. Pecor III	March 11, 2016
Raymond C. Pecor III, Director	Date

/s/ Patrick S. Robins	March 11, 2016
Patrick S. Robins, Director	Date

/s/ Michael R. Tuttle	March 11, 2016
Michael R. Tuttle, Director	Date

/s/ Eric A. Segal	March 11, 2016
Eric A. Segal, Interim Principal Financial Officer,	Date
Principal Accounting Officer and Treasurer