Form 10-Q
period 2016-03-31
MERCHANTS BANCSHARES INC
filed 2016-05-09
CIK 726517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

As of April 26, 2016, there were 6,862,568 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

MERCHANTS BANCSHARES, INC. AND SUBSIDIARIES

FORM 10-Q

MERCHANTS BANCSHARES, INC.

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements and Supplementary Data

Merchants Bancshares, Inc.

Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
(In thousands except share and per share data)	2016	2015
ASSETS
Cash and due from banks	$27,586	$30,605
Interest earning deposits with banks and other short-term investments	53,054	119,578
Total cash and cash equivalents	80,640	150,183
Investments:
Securities available for sale, at fair value (amortized cost of $289,744 and $283,185)	294,048	283,454
Securities held to maturity (fair value of $118,062 and $120,093)	115,392	119,674
Total investments	409,440	403,128
Loans	1,421,603	1,414,280
Less: Allowance for loan losses	12,173	12,040
Net loans	1,409,430	1,402,240
Federal Home Loan Bank stock	3,863	3,797
Bank premises and equipment, net	14,532	15,030
Investment in real estate limited partnerships	5,827	5,687
Bank owned life insurance	10,606	10,551
Core deposit intangible	1,309	1,360
Goodwill	6,872	6,967
Other assets	21,111	22,294
Total assets	$1,963,630	$2,021,237
LIABILITIES
Deposits:
Demand (noninterest bearing)	$620,190	$631,244
Savings, interest bearing checking and money market accounts	677,600	665,623
Time Deposits	228,998	254,572
Total deposits	1,526,788	1,551,439
Securities sold under agreements to repurchase and short-term debt	249,003	286,639
Other long-term debt	4,716	5,238
Junior subordinated debentures issued to unconsolidated subsidiary trust	20,619	20,619
Other liabilities	9,903	9,248
Total liabilities	1,811,029	1,873,183
STOCKHOLDERS' EQUITY
Preferred stock
Class A non-voting shares authorized - 200,000, none outstanding	—	—
Class B voting shares authorized - 1,500,000, none outstanding	—	—
Common stock, $.01 par value	75	72
Authorized: 10,000,000 shares; Issued: 7,172,043 at March 31, 2016 and 7,168,869 at December 31, 2015
Outstanding: 6,858,473 at March 31, 2016 and 6,855,294 at December 31, 2015
Capital in excess of par value	55,155	55,063
Retained earnings	107,789	106,219
Treasury stock, at cost: 589,103 shares including 275,596 shares held by the Compensation Plan for Directors and Trustees at March 31, 2016 and 612,935 shares including 299,360 shares held by the Compensation Plan for Directors and Trustees at December 31, 2015	(13,511)	(13,798)
Deferred compensation arrangements: 275,596 shares at March 31, 2016 and 299,360 shares at December 31, 2015	6,255	6,521
Accumulated other comprehensive (loss) income	(3,162)	(6,023)
Total stockholders' equity	152,601	148,054
Total liabilities and stockholders' equity	$1,963,630	$2,021,237

See accompanying notes to unaudited consolidated financial statements

Merchants Bancshares, Inc.

Consolidated Statements of Income

(Unaudited)

	Three Months Ended
	March 31,
(In thousands except per share data)	2016	2015
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$12,804	$10,623
Investment income:
Interest and dividends on investment securities	1,997	1,910
Interest on interest earning deposits with banks and other short-term investments	81	73
Total interest and dividend income	14,882	12,606
INTEREST EXPENSE
Savings, interest bearing checking and money market accounts	440	367
Time deposits	391	334
Securities sold under agreement to repurchase and other short-term debt	109	155
Long-term debt	210	197
Total interest expense	1,150	1,053
Net interest income	13,732	11,553
Provision for credit losses	205	—
Net interest income after provision for credit losses	13,527	11,553
NONINTEREST INCOME
Trust division income	867	895
Net debit card income	649	693
Overdraft income	631	446
Service charges on deposits	415	340
Other	362	296
Total noninterest income	2,924	2,670
NONINTEREST EXPENSE
Compensation and benefits	6,308	5,048
Occupancy expense	1,139	1,143
Equipment expense	719	766
Telephone expense	198	217
Legal and professional fees	593	442
Mobile & internet banking	366	386
Core / Item processing	517	406
Marketing	192	152
State franchise taxes	398	286
FDIC insurance	254	218
Merger costs	133	—
Core deposit intangible	51	—
Other	1,051	943
Total noninterest expense	11,919	10,007
Income before provision for income taxes	4,532	4,216
Provision for income taxes	1,042	880
NET INCOME	$3,490	$3,336

Basic earnings per common share	$0.51	$0.53
Diluted earnings per common share	$0.50	$0.53

See accompanying notes to unaudited consolidated financial statements

Merchants Bancshares, Inc.

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended
	March 31,
(In thousands)	2016	2015
Net income	$3,490	$3,336
Other comprehensive income, net of tax:
Unrealized holding gain on securities available for sale, net of taxes of $1,411 and $422	2,624	783
Amortization of unrealized holding losses of securities transferred from available for sale to held to maturity, net of taxes of $68 and $67	127	124
Change in net unrealized loss on interest rate swaps, net of taxes of $19 and $11	35	21
Pension liability adjustment, net of taxes of $41 and $36	75	67
Other comprehensive income	2,861	995
Comprehensive income	$6,351	$4,331

See accompanying notes to unaudited consolidated financial statements

Merchants Bancshares, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
(In thousands)	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,490	$3,336
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	215	—
Depreciation and amortization	542	523
Amortization of investment security premiums and accretion of discounts, net	298	252
Amortization of deferred loan costs	148	—
Amortization of core deposit intangible	51	—
Stock based compensation	166	33
Deferred (gain) on sale of premises	(129)	(129)
Equity in losses of real estate limited partnerships, net	393	282
Increase in cash surrender value of bank owned life insurance	(55)	(61)
Changes in assets and liabilities:
Net change in interest receivable	(511)	(360)
Net change in other assets	347	1,300
Net change in interest payable	(16)	(9)
Net change in other liabilities	844	356
Net cash provided by operating activities	5,783	5,523
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of investment securities available for sale	8,487	10,284
Proceeds from maturities of investment securities held to maturity	4,412	4,295
Purchases of investment securities available for sale	(15,277)	(54,778)
Loan originations in excess of principal payments	(7,543)	(17,912)
Purchases of Federal Home Loan Bank stock, net	(66)	—
Real estate limited partnership investments	(513)	(543)
Purchases of bank premises and equipment	(44)	(612)
Net cash (used in) investing activities	(10,544)	(59,266)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	(24,651)	21,025
Net increase (decrease) in securities sold under agreement to repurchase and other short-term borrowing	(37,636)	(52,078)
Principal issued (payments) on long-term debt	(522)	(20)
Cash dividends paid	(1,920)	(1,772)
Increase (decrease) in deferred compensation arrangements	(53)	48
Net cash (used in) by financing activities	(64,782)	(32,797)
Increase (decrease) in cash and cash equivalents	(69,543)	(86,540)
Cash and cash equivalents beginning of period	150,183	154,459
Cash and cash equivalents end of period	$80,640	$67,919

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Total interest payments	$1,166	$1,062
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Distribution of stock under deferred compensation arrangements	$559	$515

See accompanying notes to unaudited consolidated financial statements

Notes To Interim Unaudited Consolidated Financial Statements

For additional information, see the Merchants Bancshares, Inc. (“Merchants,” “we,” “us,” “our”) Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the Securities and Exchange Commission (the “SEC”) on March 14, 2016.

NOTE 1: FINANCIAL STATEMENT PRESENTATION

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Merchants Bancshares, Inc. (the “Company”), and its wholly-owned subsidiary Merchants Bank (the “Bank,” and collectively with the Company, “Merchants”, “we,” “us, or “our”). All material intercompany accounts and transactions are eliminated in consolidation. We offer a full range of deposit, loan, cash management, and trust services to meet the financial needs of individual consumers, businesses and municipalities at 31 full-service banking offices throughout the state of Vermont and one full-service banking office in Massachusetts as of March 31, 2016.

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. All adjustments necessary for a fair presentation of our interim consolidated financial statements as of March 31, 2016 and December 31, 2015 and for the three months ended March 31, 2016 and 2015 have been included. The information was prepared from our unaudited financial statements and the unaudited financial statements of our subsidiaries, Merchants Bank and MBVT Statutory Trust I.  Amounts reported for prior periods are reclassified, where necessary, to be consistent with the current period presentation.

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

NOTE 2: RECENT ACCOUNTING PRONOUNCEMENTS

ASU 2016-02 – Leases – This Update increases the transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. For lessees, all leases will be required to be recognized on the balance sheet by recording a right-of-use asset and a lease liability. The accounting applied by a lessor is largely unchanged from that applied under the existing guidance. The ASU requires additional qualitative and quantitative disclosures with the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The guidance is effective for fiscal years beginning after December 15, 2018, including the interim periods. The Company is currently evaluating the impact of this new requirement on the consolidated financial statements.

ASU 2016-09 – Improvements to Employee Share-Based Payment Accounting – This Update simplifies the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification in the statement of cash flows. The update requires all excess tax benefits and tax deficiencies related to share-based awards to be recognized as income tax expense or benefit in the income statement. In addition, the update includes changes to the classification of excess tax benefits on the statement of cash flows, an election related to the accounting for forfeitures, minimum statutory tax withholding requirements, as well as the classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax-withholding purposes. The guidance is effective for fiscal years beginning after December 15, 2016, including the interim periods. The Company is currently evaluating the impact of this new requirement on the consolidated financial statements.

ASU 2014-09 – Revenue from Contracts with Customers – In May 2014 the FASB amended existing guidance related to revenue from contracts with customers. This amendment supersedes and replaces nearly all existing revenue recognition guidance, including industry-specific guidance, establishes a new control-based revenue recognition model, changes the basis for deciding when revenue is recognized over time or at a point in time, provides new and more detailed guidance on specific topics and expands and improves disclosures about revenue. In addition, this amendment specifies the accounting for some costs to obtain or fulfill a contract with a customer. These amendments are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that period. The amendments should be applied retrospectively to all periods presented or retrospectively with the cumulative effect recognized at the date of initial application. The Company is currently evaluating the impact of this new requirement on the consolidated financial statements.

NOTE 3: ACQUISITION OF NUVO BANK & TRUST COMPANY

On December 4, 2015, the Company completed the acquisition of NUVO Bank & Trust Company (“NUVO”), located in Springfield, Massachusetts.  NUVO's banking business operates as a division of Merchants Bank, a wholly owned subsidiary of Merchants. Total consideration paid by Merchants for NUVO's outstanding stock comprised 517,109 shares of common stock and $5.109 million in cash.  Merchants also paid an aggregate of $878,718 to cash out NUVO stock options and a portion of its common stock warrants and issued replacement warrants to purchase an aggregate of 90,474 shares of Merchants common stock on adjusted terms, consisting of warrants expiring in 2017 to purchase 56,104 shares at an exercise price of $20.69 and warrants expiring in 2018 to purchase 34,370 shares at an exercise price of $41.39 per share.  The results of NUVO’s operations are included in the Company’s unaudited consolidated statements of income for the period ended March 31, 2016.

The acquisition of NUVO expands the Company’s New England footprint beyond Vermont and into the Springfield and greater Western Massachusetts commercial banking market. The Company now has 32 banking locations, including the new office in Springfield, Massachusetts.

The acquisition of NUVO was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed and consideration paid were recorded at their estimated fair values as of the acquisition date. The excess of consideration paid of $6.872 million over the fair value of net assets acquired has been reported as goodwill in the Company’s unaudited consolidated statements of financial condition as of March 31, 2016. Goodwill created in the acquisition is not deductible for income tax purposes. This goodwill consists largely of the synergies and cost savings arising from the combining of the operations of the two companies.

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

In connection with the acquisition, the consideration paid and the fair value of identifiable assets acquired and liabilities assumed as of the date of acquisition are summarized in the following table:

(In thousands)
Consideration paid:
Common stock issued in exchange for NUVO shares	$16,889
Cash paid for NUVO shares	5,988
Stock warrants issued	470
Total consideration paid	$23,347

Assets acquired:
Cash and cash equivalents	$7,070
Interest bearing time deposits with banks	110
Investments	4,365
Restricted investment in bank stock	376
Loans	149,360
Premises and equipment , net	580
Accrued interest receivable	369
Core deposit intangible	1,377
Deferred tax asset	1,926
Other assets	355
Total assets acquired	165,888
Liabilities assumed:
Deposits	144,482
Federal Home Loan Bank advances	4,001
Accrued interest payable	42
Tax effect of acquisition fair value adjustments	705
Other liabilities	183
Total liabilities assumed	149,413
Net assets acquired	$16,475

Goodwill	$6,872

The following table details the changes in fair value of the consideration paid and the net assets acquired as of December 4, 2015 from the amounts originally reported in the Company’s Form 10-K for the year ended December 31, 2015:

(In thousands)
Goodwill reported as of December 31, 2015	$6,967

Effect of adjustments to:
Consideration paid:
Stock warrants issued	(74)
Assets acquired:
Investments	21
Adjusted goodwill as of March 31, 2016	$6,872

The changes to goodwill during the three months ended March 31, 2016 are primarily due to changes in the final market value for assets acquired and consideration paid. In many cases, the fair values of assets acquired and liabilities assumed were determined by estimating the cash flows expected to result from those assets and liabilities and discounting them at appropriate market rates. These changes had no impact on current quarter or previously reported income.

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

The fair value of savings and transaction deposit accounts acquired from NUVO provide value to the Company as a source of core funding. The fair value of the core deposit intangible (“CDI”) was determined based on a discounted cash flow analysis using a discount rate based on the estimated cost of capital for a market participant. To calculate cash flows, deposit account servicing costs (net of deposit fee income) and interest expense on deposits were compared to the cost of alternative funding sources available to the Company. The life of the deposit base and projected deposit attrition rates were determined using the Company’s historical deposit data as NUVO, being a de novo bank in 2008, has relatively little history related to account attrition. The CDI was valued at $1.38 million or 2.08% of savings and demand deposits. The intangible asset is being amortized on an accelerated basis over ten years. Amortization recorded during the three months ended March 31, 2016 was $51 thousand. The amount recorded from the December 4, 2015 acquisition date through December 31, 2015 was $17 thousand.

The fair value of time deposit and brokered time deposit accounts was determined by discounting the future cash flows by the market interest rates. This valuation adjustment was determined to be $650 thousand and is being amortized in line with the expected cash flows driven by the maturities of these deposits primarily over the next two years. Amortization during the three months ended March 31, 2016 was $81 thousand. The amortization from December 4, 2015 acquisition date through December 31, 2015 was $27 thousand. Direct costs related to the merger were expensed as incurred. For the three months ended March 31, 2016, the Company incurred $133 thousand in merger-related expenses. As of December 31, 2015, $1.88 million in merger-related expenses were incurred, including a fee paid to our financial advisor, merger proxy expenses, integration and conversion fees legal fees and other merger-related expenses.

NOTE 4: GOODWILL AND INTANGIBLE ASSETS

The goodwill and intangible balances presented below resulted from the Company’s acquisition of NUVO.  The acquisition of NUVO resulted in goodwill of $6.872 million and CDI of $1.377 million.  For further information regarding goodwill and other intangible assets recorded in connection with the acquisition of NUVO, including the effect of adjustments to goodwill, please refer to Note 3.

Goodwill

Goodwill is deemed to have an indefinite life is not amortized, but is instead subject to impairment tests. There was no impairment for the three months ended March 31, 2016 or the three months ended December 31, 2015.

	March 31,	December 31,
(In thousands)	2016	2015
Beginning of period	$6,967	$—
Effect of adjustments	(95)
Goodwill	—	6,967
Impairment	—	—
End of period	$6,872	$6,967

Other Intangible Assets

Acquired CDI were as follows:

	March 31,	December 31,
(In thousands)	2016	2015
Beginning of period	$1,360	$—
Additions	—	1,377
Amortization	51	17
End of period	$1,309	$1,360

The CDI recognized in 2015 related to the acquisition of NUVO. Aggregate amortization expense for the CDI was $51 thousand for the three months ended March 31, 2016 and $17 thousand for the three months ended December 31, 2015.

The estimated amortization expense for each of the next five years:

(In thousands)	Amount
Remainder of 2016	$153
2017	173
2018	147
2019	126
2020	120
2021	120
Thereafter	470

NOTE 5: INVESTMENT SECURITIES

Investments in securities are classified as available for sale or held to maturity as of March 31, 2016 and December 31, 2015. The amortized cost and fair values of the securities classified as available for sale and held to maturity as of March 31, 2016 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available for Sale:
U.S. Treasury Obligations	$25,067	$294	$—	$25,361
U.S. Government Sponsored Enterprises ("U.S. GSEs")	31,045	384	—	31,429
Federal Home Loan Bank ("FHLB") Obligations	56,326	797	(1)	57,122
Residential Real Estate Mortgage-backed Securities ("Agency MBSs")	91,137	2,193	(29)	93,301
Agency Commercial Mortgage Backed Securities ("Agency CMBSs")	24,520	152	—	24,672
Agency Collateralized Mortgage Obligations ("Agency CMOs")	61,338	533	(55)	61,816
Asset Backed Securities ("ABSs")	311	36	—	347
Total Available for Sale	$289,744	$4,389	$(85)	$294,048

		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value
Held to Maturity:
U.S. Agency Obligations	$19,227	$818	$—	$20,045
U.S. GSEs	9,571	236	—	9,807
FHLB Obligations	4,767	202	—	4,969
Agency CMOs	75,040	1,227	(64)	76,203
Agency MBSs	6,787	251	—	7,038
Total Held to Maturity	$115,392	$2,734	$(64)	$118,062

The amortized cost and fair values of the securities classified as available for sale and held to maturity as of December 31, 2015 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available for Sale:
U.S. Treasury Obligations	$25,064	$61	$(12)	$25,113
U.S. GSEs	20,895	3	(104)	20,794
FHLB Obligations	51,230	107	(226)	51,111
Agency MBSs	96,073	1,688	(512)	97,249
Agency CMBSs	24,950	—	(397)	24,553
Agency CMOs	64,648	74	(443)	64,279
ABSs	325	30	—	355
Total Available for Sale	$283,185	$1,963	$(1,694)	$283,454

		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value
Held to Maturity:
U.S. Agency Obligations	$20,084	$486	$—	$20,570
U.S. GSEs	9,556	166	—	9,722
FHLB Obligations	4,758	76	—	4,834
Agency CMOs	78,249	253	(716)	77,786
Agency MBSs	7,027	154	—	7,181
Total Held to Maturity	$119,674	$1,135	$(716)	$120,093

The contractual final maturity distribution of the debt securities classified as available for sale of March 31, 2016, are as follows:

					Securities
		After One	After Five		not due
	Within	But Within	But Within	After Ten	at a Single
(In thousands)	One Year	Five Years	Ten Years	Years	Maturity	Total
Available for Sale (at fair value):
U.S. Treasury Obligations	$101	$25,260	$—	$—	$ N/A	$25,361
U.S. GSEs	—	31,429	—	—	N/A	31,429
FHLB Obligations	—	45,570	11,552	—	N/A	57,122
Agency MBSs	N/A	N/A	N/A	N/A	93,301	93,301
Agency CMBSs	N/A	N/A	N/A	N/A	24,672	24,672
Agency CMOs	N/A	N/A	N/A	N/A	61,816	61,816
ABSs	N/A	N/A	N/A	N/A	347	347
Total Available for Sale	$101	$102,259	$11,552	$—	$180,136	$294,048
Available for Sale (at amortized cost):
U.S. Treasury Obligations	$101	$24,966	$—	$—	$ N/A	$25,067
U.S. GSEs	—	31,045	—	—	N/A	31,045
FHLB Obligations	—	45,121	11,205	—	N/A	56,326
Agency MBSs	N/A	N/A	N/A	N/A	91,137	91,137
Agency CMBSs	N/A	N/A	N/A	N/A	24,520	24,520
Agency CMOs	N/A	N/A	N/A	N/A	61,338	61,338
ABSs	N/A	N/A	N/A	N/A	311	311
Total Available for Sale	$101	$101,132	$11,205	$—	$177,306	$289,744

The contractual final maturity distribution of the debt securities classified as held to maturity of March 31, 2016, are as follows:

					Securities
		After One	After Five		not due
	Within	But Within	But Within	After Ten	at a Single
(In thousands)	One Year	Five Years	Ten Years	Years	Maturity	Total
Held to Maturity (at fair value):
U.S. Agency Obligations	$—	$—	$—	$20,045	$ N/A	$20,045
U.S. GSEs	—	—	9,807	—	N/A	9,807
FHLB Obligations	—	—	4,969	—	N/A	4,969
Agency CMOs	N/A	N/A	N/A	N/A	76,203	76,203
Agency MBSs	N/A	N/A	N/A	N/A	7,038	7,038
Total Held to Maturity	$—	$—	$14,776	$20,045	$83,241	$118,062
Held to Maturity (at amortized cost):
U.S. Agency Obligations	$—	$—	$—	$19,227	$ N/A	$19,227
U.S. GSEs	—	—	9,571	—	N/A	9,571
FHLB Obligations	—	—	4,767	—	N/A	4,767
Agency CMOs	N/A	N/A	N/A	N/A	75,040	75,040
Agency MBSs	N/A	N/A	N/A	N/A	6,787	6,787
Total Held to Maturity	$—	$—	$14,338	$19,227	$81,827	$115,392

Actual maturities will differ from contractual maturities because borrowers may have rights to call or prepay obligations.

For the three months ended March 31, 2016 and 2015, we did not record any securities gains or losses related to the sale of securities.

Securities with a carrying value of $334.38 million and $335.81 million at March 31, 2016 and December 31, 2015, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes required by law.

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position, at March 31, 2016, were as follows:

	Less Than 12 Months			12 Months or More			Total
	Number	Fair		Number	Fair		Number	Fair
(In thousands)	of Issues	Value	Loss	of Issues	Value	Loss	of Issues	Value	Loss
Available for Sale:
FHLB Obligations	1	$5,133	$(1)		$—	$—	1	$5,133	$(1)
Agency MBSs	2	7,228	(29)		—	—	2	7,228	(29)
Agency CMBSs		—	—		—	—	—	—	—
Agency CMOs	1	3,752	(1)	3	5,899	(54)	4	9,651	(55)
ABSs		—	—		—	—	—	—	—
Total Available for Sale	4	$16,113	$(31)	3	$5,899	$(54)	7	$22,012	$(85)
Held to Maturity:
Agency CMOs	—	$—	$—	1	$3,597	$(64)	1	$3,597	$(64)
Total Held to Maturity	—	$—	$—	1	$3,597	$(64)	1	$3,597	$(64)

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position, at December 31, 2015, were as follows:

	Less Than 12 Months			12 Months or More			Total
	Number	Fair		Number	Fair		Number	Fair
(In thousands)	of Issues	Value	Loss	of Issues	Value	Loss	of Issues	Value	Loss
Available for Sale:
U.S. Treasury Obligations	3	$15,068	$(12)	—	$—	$—	3	$15,068	$(12)
U.S. GSEs	3	14,817	(104)	—	—	—	3	14,817	(104)
FHLB Obligations	8	39,094	(226)	—	—	—	8	39,094	(226)
Agency MBSs	17	60,748	(512)	—	—	—	17	60,748	(512)
Agency CMBSs	5	19,608	(331)	1	4,761	(66)	6	24,369	(397)
Agency CMOs	15	42,235	(283)	3	6,089	(160)	18	48,324	(443)
Total Available for Sale	51	$191,570	$(1,468)	4	$10,850	$(226)	55	$202,420	$(1,694)
Held to Maturity:
Agency CMOs	14	$51,713	$(623)	2	$5,287	$(93)	16	$57,000	$(716)
Total Held to Maturity	14	$51,713	$(623)	2	$5,287	$(93)	16	$57,000	$(716)

There were no securities classified as trading at March 31, 2016 and December 31, 2015.

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

At March 31, 2016, all of our MBSs and CMOs held were issued by U.S. government-sponsored entities and agencies, primarily Federal National Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Corporation (“FHLMC”), institutions which the government has affirmed its commitment to support.  Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because we do not have the intent to sell these securities and it is not likely that we will be required to sell the securities before their anticipated recovery, we do not consider these securities to be other-than-temporarily impaired at March 31, 2016.

Agency MBSs and Agency CMOs consist of pools of residential mortgages which are guaranteed by FNMA, FHLMC, or Government National Mortgage Association (“GNMA”) with various origination dates and maturities.  Agency CMBS consists of bonds backed by commercial real estate which are guaranteed by FNMA and GNMA.

During the first quarter of 2014, we transferred securities with a total amortized cost of $12.63 million, and a corresponding fair value of $12.64 million, from available for sale to held to maturity.  The net unrealized gain, net of taxes, on these securities at the dates of the transfers was $8 thousand. During the third and fourth quarters of 2013, we transferred securities with a total amortized cost of $152.89 million, and a corresponding fair value of $147.45 million, from available for sale to held to maturity. The net unrealized holding loss, net of taxes, on these securities at the dates of the transfers was $3.53 million. The unrealized holding gains and losses at the time of transfer continues to be reported in accumulated other comprehensive income, net of tax and are amortized over the remaining lives of the securities as an adjustment of the yield.  The amortization of the unamortized holding gains and losses reported in accumulated other comprehensive income will offset the effect on interest income of the premium and discount for the transferred securities.  The remaining unamortized balance of the net losses for the securities transferred from available for sale to held to maturity was $3.35 million or $2.17 million, net of tax at March 31, 2016.

NOTE 6: SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

The following table presents the contractual maturity of our secured borrowings and class of collateral pledged:

	At March 31, 2016
	Remaining Contractual Maturity of the Agreements
	Overnight and			Greater Than
(In thousands)	Continuous	Up to 30 Days	30-90 Days	90 Days	Total
Repurchase Agreements:
Available for Sale:
U.S. Treasury Obligations	$23,587	$—	$—	$—	$23,587
U.S. GSEs	15,043	—	—	—	15,043
FHLB Obligations	44,031	—	—	—	44,031
Agency MBSs	37,839	—	336	—	38,175
Agency CMBSs	13,770	—	—	—	13,770
Agency CMOs	24,269	—	—	—	24,269
Total Available for Sale	$158,539	$—	$336	$—	$158,875

(In thousands)
Held to Maturity:
U.S. Agency Obligations	$14,359	$—	$—	$—	$14,359
Agency CMOs	57,445	—	—	—	57,445
Agency MBSs	18,324	—	—	—	18,324
Total Held to Maturity	$90,128	$—	$—	$—	$90,128

The fair value of securities pledged to secure repurchase agreements may decline. The Company manages this risk by having a policy to pledge securities valued above the gross outstanding balance of repurchase agreements. Securities sold under agreements to repurchase are secured by securities with a carrying value of $249.11 million at March 31, 2016 and $287.27 million at December 31, 2015.

NOTE 7: LOANS AND THE ALLOWANCE FOR CREDIT LOSSES

Loans

The composition of our loan portfolio at March 31, 2016 and December 31, 2015 was as follows:

(In thousands)	March 31, 2016	December 31, 2015
Commercial, financial and agricultural	$247,074	$237,451
Municipal loans	105,433	105,421
Real estate loans – residential	461,009	468,443
Real estate loans – commercial	556,836	558,004
Real estate loans – construction	42,209	34,802
Installment loans	9,009	10,115
All other loans	33	44
Total loans	$1,421,603	$1,414,280

We primarily originate commercial, commercial real estate, municipal obligations and residential real estate loans to customers throughout the states of Vermont and Massachusetts. There are no significant industry concentrations in the loan portfolio. Loans totaled $1.42 billion and $1.41 billion at March 31, 2016 and December 31, 2015, respectively. Total loans included $1.22 million and $1.20 million of net deferred loan origination costs at March 31, 2016 and December 31,

2015, respectively. The aggregate amount of overdrawn deposit balances classified as loan balances was $291 thousand and $308 thousand at March 31, 2016 and December 31, 2015, respectively.

The following table reflects our loan loss experience and activity in the allowance for loan losses for the three months ended March 31, 2016:

	Commercial,
	financial
	and		Real estate-	Real estate-	Real estate-
(In thousands)	agricultural	Municipal	residential	commercial	construction	Installment	All other	Totals
Allowance for loan losses:
Beginning balance	$2,696	$590	$2,882	$5,386	$420	$66	$—	$12,040
Charge-offs	(3)	—	(73)	—	—	(42)	—	(118)
Recoveries	2	—	11	4	—	19	—	36
Provision (credit)	161	32	37	(109)	45	49	—	215
Ending balance	$2,856	$622	$2,857	$5,281	$465	$92	$—	$12,173

The $215 thousand provision for loan losses includes a $205 thousand provision for credit losses plus $10 thousand of excess reserves from the reserve for undisbursed lines and letters.

The following table reflects our loan loss experience and activity in the allowance for loan losses for the three months ended December 31, 2015:

	Commercial,
	financial
	and		Real estate-	Real estate-	Real estate-
(In thousands)	agricultural	Municipal	residential	commercial	construction	Installment	All other	Totals
Allowance for loan losses:
Beginning balance	$2,833	$631	$2,959	$5,238	$493	$56	$—	$12,210
Charge-offs	(2)	—	(28)	—	—	(43)	—	(73)
Recoveries	3	—	15	1	—	11	—	30
Provision (credit)	(138)	(41)	(64)	147	(73)	42	—	(127)
Ending balance	$2,696	$590	$2,882	$5,386	$420	$66	$—	$12,040

The provision for loan losses includes $(127) thousand of excess reserves to the reserve for undisbursed lines and letters.

The following table reflects our loan loss experience and activity in the allowance for loan losses for the three months ended March 31, 2015:

	Commercial,
	financial		Real
	and		estate-	Real estate-	Real estate
(In thousands)	agricultural	Municipal	residential	commercial	construction	Installment	All other	Totals
Allowance for loan losses:
Beginning balance	$2,583	$623	$3,038	$5,209	$325	$13	$42	$11,833
Charge-offs	(29)	—	(55)	—	—	(74)	—	(158)
Recoveries	25	—	3	1	—	53	—	82
Provision (credit)	280	(93)	38	(61)	39	71	(42)	232
Ending balance	$2,859	$530	$3,024	$5,149	$364	$63	$—	$11,989

The provision for loan losses includes $232 thousand of excess reserves from the reserve for undisbursed lines and letters.

The following presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment based upon impairment method at March 31, 2016:

	Commercial,
	financial and		Real estate-	Real estate-	Real estate-
(In thousands)	agricultural	Municipal	residential	commercial	construction	Installment	All other	Totals
Allowance for loan losses:
Ending balance individually evaluated for impairment	$135	$—	$87	$—	$—	$—	$—	$222
Ending balance collectively evaluated for impairment	2,721	622	2,770	5,281	465	92	—	11,951
Ending balance acquired with deteriorated credit quality	—	—	—	—	—	—	—	—
Totals	$2,856	$622	$2,857	$5,281	$465	$92	$—	$12,173
Financing receivables:
Ending balance individually evaluated for impairment	$705	$—	$589	$1,120	$—	$11	$—	$2,425
Ending balance collectively evaluated for impairment	245,222	105,433	460,420	553,698	42,209	8,998	33	1,416,013
Ending balance acquired with deteriorated credit quality	1,147	—	—	2,018	—	—	—	3,165
Totals	$247,074	$105,433	$461,009	$556,836	$42,209	$9,009	$33	$1,421,603

The following presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment based upon impairment method at December 31, 2015:

	Commercial,
	financial and		Real estate-	Real estate-	Real estate-
(In thousands)	agricultural	Municipal	residential	commercial	construction	Installment	All other	Totals
Allowance for loan losses:
Ending balance individually evaluated for impairment	$—	$—	$137	$—	$—	$—	$—	$137
Ending balance collectively evaluated for impairment	2,696	590	2,745	5,386	420	66	—	11,903
Ending balance acquired with deteriorated credit quality	—	—		—	—	—	—	—
Totals	$2,696	$590	$2,882	$5,386	$420	$66	$—	$12,040
Financing receivables:
Ending balance individually evaluated for impairment	$595	$—	$706	$647	$—	$22	$—	$1,970
Ending balance collectively evaluated for impairment	235,652	105,421	467,737	555,323	34,802	10,093	44	1,409,072
Ending balance acquired with deteriorated credit quality	1,204	—	—	2,034	—	—	—	3,238
Totals	$237,451	$105,421	$468,443	$558,004	$34,802	$10,115	$44	$1,414,280

The table below presents the recorded investment of loans segregated by class, with delinquency aging as of March 31, 2016:

	31-60	61-90	91 Days	Total
	Days	Days	or More	Past
(In thousands)	Past Due	Past Due	Past Due	Due	Current	Nonperforming	Total
Commercial, financial and agricultural	$2,142	$612	$—	$2,754	$242,622	$1,698	$247,074
Municipal	—	—	—	—	105,433	—	105,433
Real estate-residential:
First mortgage	26	—	—	26	419,144	589	419,759
Second mortgage	3	—	—	3	41,247	—	41,250
Real estate-commercial:
Owner occupied	589	449	—	1,038	215,602	2,085	218,725
Non-owner occupied	—	136	—	136	337,511	464	338,111
Real estate-construction:
Residential	—	—	—	—	2,161	—	2,161
Commercial	—	—	—	—	40,048	—	40,048
Installment	75	—	—	75	8,923	11	9,009
Other	—	—	—	—	33	—	33
Total	$2,835	$1,197	$—	$4,032	$1,412,724	$4,847	$1,421,603

Of the total nonperforming loans in the aging table above, $2.32 million are past due of which $400 are restructured loans and $0 were 91 days or more past due and accruing.

The table below presents the recorded investment of loans segregated by class, with delinquency aging as of December 31, 2015:

	31-60	61-90	91 Days	Total
	Days	Days	or More	Past
(In thousands)	Past Due	Past Due	Past Due	Due	Current	Nonperforming	Total
Commercial, financial and agricultural	$—	$251	$—	$251	$235,820	$1,380	$237,451
Municipal	—	—	—	—	105,421	—	105,421
Real estate-residential:
First mortgage	50	—	—	50	425,520	706	426,276
Second mortgage	—	8	—	8	42,159	—	42,167
Real estate-commercial:
Owner occupied	323	—	—	323	219,080	1,605	221,008
Non-owner occupied	—	—	—	—	336,514	482	336,996
Real estate-construction:
Residential	—	—	—	—	2,422	—	2,422
Commercial	—	—	—	—	32,380	—	32,380
Installment	61	9	—	70	10,023	22	10,115
Other	—	—	—	—	44	—	44
Total	$434	$268	$—	$702	$1,409,383	$4,195	$1,414,280

Of the total nonperforming loans in the aging table above, $2.65 million are past due of which $471 are restructured loans and $0 were 91 days or more past due and accruing.

Impaired loans by class at March 31, 2016 and for the three months ended March 31, 2016 are as follows:

	Period Ended			Three Months Ended
	March 31, 2016			March 31, 2016
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
(In thousands)	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded
Commercial, financial and agricultural	$101	$101	$—	$390	$1
Residential:
First mortgage	198	256	—	241	2
Second mortgage	—	—	—	3	—
Commercial Real Estate:
Owner occupied	656	646	—	401	—
Non-owner occupied	464	471	—	470	—
Construction:
Residential	—	—	—	—	—
Commercial	—	—	—	—	—
Installment	11	11	—	8	—
With related allowance recorded
Commercial, financial and agricultural	604	607	135	254	—
Residential:
First mortgage	391	391	87	425	—
Second mortgage	—	—	—	—	—
Commercial Real Estate:
Owner occupied	—	—	—	—	—
Total
Commercial, financial and agricultural	705	708	135	644	1
Residential:	589	647	87	669	2
Commercial Real Estate:	1,120	1,117	—	871	—
Construction	—	—	—	—	—
Installment	11	11	—	8	—
Total	$2,425	$2,483	$222	$2,192	$3

Impaired loans by class at December 31, 2015 and for the three months ended March 31, 2015 are as follows:

	Period Ended			Three Months Ended
	December 31, 2015			March 31, 2015
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
(In thousands)	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded
Commercial, financial and agricultural	$595	$599	$—	$109	$—
Residential:
First mortgage	264	322	—	147	1
Second mortgage	—	—	—	79	—
Commercial Real Estate:
Owner occupied	165	165	—	—	—
Non-owner occupied	482	482
Installment	22	22	—	—	—
With related allowance recorded
Commercial, financial and agricultural	—	—	—	166	—
Residential:
First mortgage	442	442	137	439	—
Second mortgage	—	—	—	6	—
Commercial Real Estate:
Owner occupied	—	—	—	—	—
Installment	—	—	—	—	—
Total
Commercial, financial and agricultural	595	599	—	275	—
Residential:	706	764	137	671	1
Commercial Real Estate:	647	647	—	—	—
Installment	22	22	—	—	—
Total	$1,970	$2,032	$137	$946	$1

Residential and commercial loans serviced for others at March 31, 2016 and December 31, 2015 amounted to approximately $34.49 million and $27.87 million, respectively.

Nonperforming loans at March 31, 2016 and December 31, 2015 are as follows:

(In thousands)	March 31, 2016	December 31, 2015
Nonaccrual loans	$3,777	$3,513
Loans greater than 90 days and accruing	—	—
Troubled debt restructurings ("TDRs")	1,070	682
Total nonperforming loans	$4,847	$4,195

Of the total TDRs in the table above, $864 thousand at March 31, 2016 and $472 thousand at December 31, 2015, are non-accruing. There was one commercial loan restructured with a balance of $464 thousand in the three months ending March 31, 2016. In the three months ending March 31, 2015, there were zero loans that were restructured The loan modified in 2016 was individually evaluated for impairment and it was determined that no reserve was required.

TDRs represent balances where the existing loan was modified involving a concession in rate, term or payment amount due to the distressed financial condition of the borrower. There were three restructured residential mortgages at March 31,

2016 with balances totaling $121 thousand. There were three restructured commercial loans at March 31, 2016 with a balance of $949 thousand. Five of the six TDRs at March 31, 2016 continue to pay as agreed according to the modified terms. The one TDR that was delinquent at March 31, 2016 totaled $400 thousand.  At March 31, 2016, there were no commitments to lend additional funds to borrowers whose loans have been modified in a troubled debt restructuring. We had no commitments to lend additional funds to borrowers whose loans were in nonaccrual status or to borrowers whose loans were 91 days past due and still accruing at March 31, 2016. Interest income on restructured loans during the three months ending March 31, 2016 and 2015 was insignificant.

Nonaccrual loans by class as of March 31, 2016 and December 31, 2015 are as follows:

(In thousands)	March 31, 2016	December 31, 2015
Commercial, financial and agricultural	$1,213	$823
Real estate - residential:
First mortgage	468	581
Second mortgage	—	—
Real estate - commercial:
Owner occupied	2,085	1,605
Non owner occupied	—	482
Installment	11	22
Total nonaccruing non-TDR loans	$3,777	$3,513
Nonaccruing TDR’s
Commercial, financial and agricultural	400	472
Real estate – residential:
First mortgage	—	—
Real estate - commercial:
Non owner occupied	464	—
Total nonaccrual loans including TDRs	$4,641	$3,985

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

Below is a summary of loans by credit quality indicator as of March 31, 2016:

			Pass-	Special	Sub-
(In thousands)	Unrated	Pass	Watch	Mention	Standard	Total
Commercial, financial and agricultural	$506	$188,426	$41,409	$831	$15,902	$247,074
Municipal	47	91,596	13,790	—	—	105,433
Real estate – residential:
First mortgage	414,056	5,073	162	—	468	419,759
Second mortgage	41,250	—	—	—	—	41,250
Real estate – commercial:
Owner occupied	234	163,721	38,281	3,366	13,123	218,725
Non-owner occupied	475	290,236	45,280	453	1,667	338,111
Real estate – construction:
Residential	369	1,792	—	—	—	2,161
Commercial	140	34,591	3,555	—	1,762	40,048
Installment	8,998	—	—	—	11	9,009
All other loans	33	—	—	—	—	33
Total	$466,108	$775,435	$142,477	$4,650	$32,933	$1,421,603

Below is a summary of loans by credit quality indicator as of December 31, 2015:

			Pass-	Special	Sub-
(In thousands)	Unrated	Pass	Watch	Mention	Standard	Total
Commercial, financial and agricultural	$597	$179,451	$45,977	$4,177	$7,249	$237,451
Municipal	58	92,011	13,352	—	—	105,421
Real estate – residential:
First mortgage	420,798	4,733	164	—	581	426,276
Second mortgage	42,167	—	—	—	—	42,167
Real estate – commercial:
Owner occupied	296	161,810	41,477	5,959	11,466	221,008
Non-owner occupied	166	290,337	44,485	444	1,564	336,996
Real estate – construction:
Residential	478	1,944	—	—	—	2,422
Commercial	145	27,299	3,136	—	1,800	32,380
Installment	10,093	—	—	—	22	10,115
All other loans	44	—	—	—	—	44
Total	$474,842	$757,585	$148,591	$10,580	$22,682	$1,414,280

The carrying amount of loans purchased with evidence of credit deterioration accounted for under ASC 310-30 acquired in the acquisition totaled $3.17 million and $3.24 million at March 31, 2016 and December 31, 2015, respectively.  There was no transfer of nonaccretable yield to accretable.

NOTE 8: FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described below:

•	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.
•

Level 2 - Quoted prices for similar assets or liabilities in active markets, quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability.

•	Level 3 - Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e. supported by little or no market activity).

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

Financial instruments on a recurring basis

The table below presents the balance of financial assets and liabilities at March 31, 2016 measured at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Assets
U.S. Treasury Obligations	$25,361	$—	$25,361	$—
U.S. GSEs	31,429	—	31,429	—
FHLB Obligations	57,122	—	57,122	—
Agency MBSs	93,301	—	93,301	—
Agency CMBSs	24,672	—	24,672	—
Agency CMOs	61,816	—	61,816	—
ABSs	347	—	347	—
Interest rate swap agreements	2,177	—	2,177	—
Total assets	$296,225	$—	$296,225	$—
Liabilities
Interest rate swap agreements	1,859	—	1,859	—
Total liabilities	$1,859	$—	$1,859	$—

The table below presents the balance of financial assets and liabilities at December 31, 2015 measured at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Assets
U.S. Treasury Obligations	$25,113	$—	$25,113	$—
U.S. GSEs	20,794	—	20,794	—
FHLB Obligations	51,111	—	51,111	—
Agency MBSs	97,249	—	97,249	—
Agency CMBSs	24,553	—	24,553	—
Agency CMOs	64,279	—	64,279	—
ABSs	355	—	355	—
Interest rate swap agreements	1,084	—	1,084	—
Total assets	$284,538	$—	$284,538	$—
Liabilities
Interest rate swap agreements	1,004	—	1,004	—
Total liabilities	$1,004	$—	$1,004	$—

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

There were no transfers between Level 1 and Level 2 for the three months ended March 31, 2016 or December 31, 2015.  There were no Level 3 assets measured at fair value on a recurring basis during the three months ended March 31, 2016 or December 31, 2015.

Financial instruments on a non-recurring basis

Certain financial assets are also measured at fair value on a non-recurring basis, however they were not material at March 31, 2016 or December 31, 2015. These financial assets include impaired loans and OREO.

Fair value of financial instruments

The fair value of Merchants’ financial instruments as of March 31, 2016 are summarized in the table below:

	Carrying
(In thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$80,640	$80,640	$80,640	$—	$—
Securities available for sale	294,048	294,048	—	294,048	—
Securities held to maturity	115,392	118,062	—	118,062	—
FHLB stock	3,863	N/A	N/A	N/A	N/A
Loans, net of allowance for loan losses	1,409,430	1,414,717	—	—	1,414,717
Interest rate swap agreement	2,177	2,177	—	2,177	—
Accrued interest receivable	4,885	4,885	—	1,061	3,824
Total	$1,910,435	$1,914,529	$80,640	$415,348	$1,418,541
Deposits	$1,526,788	$1,527,214	$1,297,791	$229,423	$—
Securities sold under agreement to repurchase	249,003	248,955	—	248,955	—
Other long-term debt	4,716	4,726	—	4,726	—
Junior subordinated debentures issued to unconsolidated subsidiary trust	20,619	15,449	—	15,449	—
Interest rate swap agreement	1,859	1,859	—	1,859	—
Accrued interest payable	136	136	13	123	—
Total	$1,803,121	$1,798,339	$1,297,804	$500,535	$—

The fair value of Merchants’ financial instruments as of December 31, 2015 are summarized in the table below:

	Carrying
(In thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$150,183	$150,183	$150,183	$—	$—
Securities available for sale	283,454	283,454	—	283,454	—
Securities held to maturity	119,674	120,093	—	120,093	—
FHLB stock	3,797	N/A	N/A	N/A	N/A
Loans, net of allowance for loan losses	1,402,240	1,397,877	—	—	1,397,877
Interest rate swap agreement	1,084	1,084	—	1,084	—
Accrued interest receivable	4,374	4,374	—	1,085	3,289
Total	$1,964,806	$1,957,065	$150,183	$405,716	$1,401,166
Deposits	$1,551,439	$1,551,046	$1,296,867	$254,179	$—
Securities sold under agreement to repurchase	286,639	286,586	—	286,586	—
Other long-term debt	5,238	5,191	—	5,191	—
Junior subordinated debentures issued to unconsolidated subsidiary trust	20,619	14,975	—	14,975	—
Interest rate swap agreement	1,004	1,004	—	1,004	—
Accrued interest payable	152	152	13	139	—
Total	$1,865,091	$1,858,954	$1,296,880	$562,074	$—

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

Commitments to Extend Credit and Standby Letters of Credit - The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of financial standby letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties. The fair value of commitments to extend credit and standby letters of credit is not material as of March 31, 2016 and December 31, 2015.

NOTE 9: EMPLOYEE BENEFIT PLANS

Pension Plan

Prior to January 1995, we maintained a noncontributory defined benefit plan (the “Pension Plan”) covering all eligible employees. During 1995, the Pension Plan was curtailed. Accordingly, all accrued benefits were fully vested and no additional years of service or age will be accrued.

The following tables summarize the components of net periodic benefit cost and other changes in Pension Plan assets and benefit obligations recognized in other comprehensive income for the three months ended March 31, 2016 and 2015:

	Three Months Ended
	March 31,
(In thousands)	2016	2015
Interest cost	$112	$112
Expected return on plan assets	(242)	(264)
Service costs	14	13
Net loss amortization	116	103
Net periodic pension cost (benefit)	$—	$(36)

We have no minimum required contribution for 2016.

Our Pension Investment Policy Statement sets forth the investment objectives and constraints of the Pension Plan. The purpose of the policy is to assist our Retirement Plan Committee in effectively supervising, monitoring, and evaluating the Pension Plan.

NOTE 10: EARNINGS PER SHARE

The following table presents reconciliations of the calculations of basic and diluted earnings per share for the three months ended March 31, 2016 and 2015:

	Three Months Ended
	March 31,
(In thousands except per share data)	2016	2015
Net income	$3,490	$3,336
Weighted average common shares outstanding	6,856	6,329
Dilutive effect of common stock equivalents	110	13
Weighted average common and common equivalent shares outstanding	6,966	6,342
Basic earnings per common share	$0.51	$0.53
Diluted earnings per common share	$0.50	$0.53

Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Anti-dilutive warrants totaling 34.4 thousand shares for the three months ended March 31, 2016 have been excluded from the calculation of diluted EPS. There were no anti-dilutive shares excluded for the three months ended March 31, 2015.

NOTE 11: STOCK REPURCHASE PROGRAM

We extended our stock buyback program through January 26, 2017. Under the program, which was originally adopted in January 2007, we may repurchase up to 200,000 shares of our common stock on the open market from time to time, and have purchased 143,475 shares at an average price per share of $23.00 since the program's adoption.

NOTE 12: COMMITMENTS AND CONTINGENCIES

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

Disclosures are required regarding liability-recognition for the fair value at issuance of certain guarantees. We do not issue any guarantees that would require liability-recognition or disclosure, other than our standby letters of credit. We have issued conditional commitments in the form of standby letters of credit to guarantee payment on behalf of a customer and guarantee the performance of a customer to a third party. Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit totaled approximately $6.19 million at March 31, 2016 and $6.30 million at December 31, 2015, respectively, and represent the maximum potential future payments we could be required to make. Typically, these instruments have terms of 12 months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance sheet instruments. Our policies governing loan collateral apply to standby letters of credit at the time of credit extension. Loan-to-value ratios are generally consistent with loan-to-value requirements for other commercial loans secured by similar types of collateral.

We may enter into commitments to sell loans, which involve market and interest rate risk. There were no such commitments at March 31, 2016 or December 31, 2015.

Balances at the Federal Reserve Bank

At March 31, 2016 and December 31, 2015, amounts at the Federal Reserve Bank included $26.03 million and $30.52 million, respectively, held to satisfy certain reserve requirements of the Federal Reserve Bank.

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

NOTE 13: ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents changes in accumulated other comprehensive income (loss) by component, net of tax for the Three months ending March 31, 2016.

	Unrealized	Unrealized Gains
	Gains (Losses)	(Losses) on Securities
	on Securities	Transferred From			Accumulated Other
	Available-For-	Available-For-Sale to		Interest Rate	Comprehensive
(In thousands)	Sale	Held-To-Maturity	Pension Plan	Swaps	Income (Loss)
Beginning Balance December 31, 2015	$166	$(2,297)	$(3,737)	$(155)	$(6,023)
Other comprehensive income before reclassifications	2,624	—	—	35	2,659
Transfer of securities from available-for-sale to held-to-maturity	—	—	—	—	—
Accretion of unrealized losses of securities transferred from available-for-sale to held-to-maturity recognized in other comprehensive income	—	127	—	—	127
Reclassification adjustments for (gains) losses reclassified into income	—	—	75	—	75
Net current period other comprehensive (loss) income	2,624	127	75	35	2,861
Balance March 31, 2016	$2,790	$(2,170)	$(3,662)	$(120)	$(3,162)

The following table presents changes in accumulated other comprehensive income (loss) by component, net of tax for the three months ending March 31, 2015.

	Unrealized	Unrealized Gains
	Gains (Losses)	(Losses) on Securities
	on Securities	Transferred From			Accumulated Other
	Available-For-	Available-For-Sale to		Interest Rate	Comprehensive
(In thousands)	Sale	Held-To-Maturity	Pension Plan	Swaps	Income (Loss)
Beginning Balance December 31, 2014	$1,482	$(2,824)	$(3,395)	$(311)	$(5,048)
Other comprehensive income before reclassifications	783	—	—	21	804
Transfer of securities from available-for-sale to held-to-maturity	—	—	—	—	—
Accretion of unrealized losses of securities transferred from available-for-sale to held-to-maturity recognized in other comprehensive income	—	124	—	—	124
Reclassification adjustments for (gains) losses reclassified into income	—	—	67	—	67
Net current period other comprehensive (loss) income	783	124	67	21	995
Balance March 31, 2015	$2,265	$(2,700)	$(3,328)	$(290)	$(4,053)

Details of the reclassification adjustments in the above table for the three months ended March 31, 2016 and 2015 are presented below:

Details about Accumulated Other	Three Months Ended
Comprehensive Income Components	March 31,		Affected Line Item in the Statement
(In thousands)	2016	2015	Where Net Income is Presented
Amortization of defined benefit pension plan
	$(116)	$(103)	Compensation and benefits expense
	(116)	(103)	Total before tax
	41	36	Provision for income taxes
	$(75)	$(67)	Net of tax

Total reclassification adjustments	$(75)	$(67)	(Increase) / Decrease to Net Income

NOTE 14: DERIVATIVE FINANCIAL INSTRUMENTS

At March 31, 2016 and December 31, 2015, we had an interest rate swap with a notional amount of $10 million that was designated as a cash flow hedge. The swap was used to convert a portion of the floating rate interest on our trust preferred issuance to a fixed rate of interest. Each quarter we assess the effectiveness of the hedging relationships by comparing the changes in cash flows of the derivative hedging instruments with the changes in cash flows of the designated hedged item. There was no ineffective portion recognized in earnings during the three months ended March 31, 2016 or March 31, 2015. The fair value of $185 thousand and $239 thousand was reflected in other liabilities in the accompanying consolidated balance sheets at March 31, 2016 and December 31, 2015, respectively.

We entered into interest rate swaps with a notional amount of $46.4 million with certain commercial customers.  In order to minimize our risk, these customer derivatives (pay floating/receive fixed swaps) have been offset with essentially matching interest rate swaps with our counterparty totaling $46.4 million (pay fixed/receive floating swaps). At March 31, 2016, the weighted average receive rate of these interest rate swaps was 2.15%, the weighted average pay rate was 3.64% and the weighted average maturity was 9.9 years.  The fair values of $1.674 million and $1.674 million were reflected in other assets and other liabilities, respectively, in the accompanying consolidated balance sheets at March 31, 2016. At December 31, 2015, the weighted average receive rate of these interest rate swaps was 2.13%, the weighted average pay rate was 3.60% and the weighted average maturity was 10.2 years.  The fair values of $765 thousand and $765 thousand were reflected in other assets and other liabilities, respectively, in the accompanying consolidated balance sheets at December 31, 2015. Hedge accounting has not been applied for these derivatives.  Because the terms of the swaps with our customer and the other financial institution offset each other, with the only difference being counterparty credit risk, changes in the fair value of the underlying derivative contracts are not materially different and do not significantly impact our results of operations.

We entered into interest rate swaps with notional amounts totaling $8.9 million at March 31, 2016, and $9.8 million at December 31, 2015, that were designated as fair value hedges of certain fixed rate loans with municipalities. At March 31, 2016, the weighted average receive rate of these interest rate swaps was 1.79%, the weighted average pay rate was 3.26% and the weighted average maturity was 16.3 years. The fair value of $503 thousand at March 31, 2016, was reflected as a reduction to loans and an increase to other assets. At December 31, 2015 the weighted average receive rate of these interest rate swaps was 1.78%, the weighted average pay rate was 3.25% and the weighted average maturity was 16.6 years. The fair value of $319 thousand at December 31, 2015, was reflected as a reduction to loans and an increase to other assets. The ineffective portion of the interest swaps was immaterial and as such, amounts are not recognized in earnings.

We assessed our counterparty risk at March 31, 2016 and determined any credit risk inherent in our derivative contracts was insignificant. Information about the fair value of derivative financial instruments can be found in Note 8 to these consolidated financial statements.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Forward-looking statements are based on the current assumptions and beliefs of Management and are only expectations of future results. Our actual results could differ materially from those projected in the forward-looking statements as a result of, among other factors, difficulties in achieving cost savings in connection with the recent acquisition of NUVO Bank & Trust Company (“NUVO”) or in achieving such cost savings within the expected timeframe; adverse conditions in the capital and debt markets; changes in interest rates; competitive pressures from other financial institutions and non-bank entities; weakness in general economic conditions on a national basis or in the local markets in which we operate, including changes which adversely affect borrowers’ ability to service and repay our loans; changes in the value of securities and other assets; changes in loan default and charge-off rates; the adequacy of loan loss reserves; reductions in deposit levels necessitating increased borrowing to fund loans and investments; changes in government regulation; and changes in assumptions used in making such forward-looking statements, as well as the other risks and uncertainties detailed in our Annual Report on Form 10-K.. Forward-looking statements speak only as of the date on which they are made. We do not undertake any obligation to update any forward-looking statement to reflect circumstances or events that occur after the date the forward-looking statement is made.

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

In several places net interest income is presented on a fully taxable equivalent basis. Specifically included in interest income is tax-exempt interest income from certain tax-exempt loans. An amount equal to the tax benefit derived from this tax exempt income is added back to the interest income total, to produce net interest income on a fully taxable equivalent basis. We believe the disclosure of taxable equivalent net interest income information improves the clarity of financial analysis, and is particularly useful to investors in understanding and evaluating the changes and trends in our results of operations. Other financial institutions commonly present net interest income on a taxable equivalent basis. This adjustment is considered helpful in the comparison of one financial institution’s net interest income to that of another, as each will have a different proportion of taxable exempt interest from its earning assets. Moreover, net interest income is a component of a second financial measure commonly used by financial institutions, net interest margin, which is the ratio of net interest income to average earning assets. A reconciliation of taxable equivalent financial information to our consolidated financial statements prepared in accordance with GAAP appears at the bottom of the table entitled “Distribution of Assets, Liabilities and Stockholders’ Equity; Interest Rates and Net Interest Margin” on page 35.  A 35.0% tax rate was used in both 2016 and 2015.

General

The following discussion and analysis of financial condition as of March 31, 2016 and December 31, 2015 and results of operations of Merchants and its subsidiaries for the three months ended March 31, 2016 and 2015 should be read in conjunction with the consolidated financial statements and notes thereto and selected statistical information appearing elsewhere in this Quarterly Report on Form 10-Q. The financial condition and results of operations of Merchants essentially reflect the operations of its principal subsidiary, Merchants Bank.

RESULTS OF OPERATIONS

Overview

We realized net income of $3.49 million, or basic earnings per share of $0.51 and diluted earnings per share of $0.50 for the three months ended March 31, 2016. This compares to net income of $3.34 million, or basic and diluted earnings per share of $0.53 for the three months ended March 31, 2015. The return on average assets was 0.71% for the three months ended March 31, 2016 compared to 0.78% for the three months ended March 31, 2015.  The return on average equity was 9.32% and 10.56% for the three months ended March 31, 2016 and 2015, respectively. Merchants Bancshares’ Board of Directors approved a dividend of $0.28 per share, payable May 26, 2016, to stockholders of record as of May 12, 2016.

Shareholders’ equity ended the quarter at $152.60 million, and the book value per share increased by $0.66 to $22.25 per share at March 31, 2016 from $21.59 at December 31, 2015. At March 31, 2016, our Common Equity Tier 1 ratio was 12.95%. At March 31, 2016, the tier 1 leverage ratio decreased slightly to 8.53%, the total risk-based capital ratio increased to 15.85% and the tangible capital ratio increased to 7.39% from 8.77%, 15.77% and 6.94%, respectively, at December 31, 2015.

•

Net interest income: Our fully taxable equivalent net interest income was $14.27 million for the three months ended March 31, 2016, an increase of $2.21 million from the same period in 2015.  The taxable equivalent net interest margin was 3.02% for the three months ended March 31, 2016, compared to 2.95% for the same period in 2015.

•	Provision for Credit Losses: The provision for credit losses was $205 thousand for the three months ending March 31, 2016, compared to $0 during the three months ending March 31, 2015.

•

Non-interest income: Total noninterest income for the first quarter of 2016 was $2.92 million, an increase of $254 thousand from the first quarter of 2015. This increase was primarily due to higher service charges on deposits.

•

Non-interest expense: Excluding merger, severance and retirement costs, noninterest expense was $11.50 million for the first quarter of 2016, an increase of $644 thousand on a linked quarter basis which is primarily attributable to a full quarter of NUVO operations.

•

Loans: Quarterly average loan balances for the first quarter of 2016 and 2015 were $1.42 billion and $1.19 billion, respectively. Average loan balances increased $230.43 million from the first quarter of 2015, which reflects organic growth and the acquired NUVO loan portfolio which totaled $146.75 million at March 31, 2016.

•	Investments: The investment portfolio, which includes FHLB stock, ended the quarter at $413.30 million, an increase of $25.69 million from the same period in 2015.

•

Deposits: Quarterly average deposit balances increased by $196.99 million to $1.53 billion for the three months ended March 31, 2016 from $1.33 billion for the same period in 2015. Securities sold under agreement to repurchase, which represent collateralized customer accounts, were $249.00 million at March 31, 2016, an increase of $42.62 million from March 31, 2015.

Net Interest Income

As shown on the following table, our taxable equivalent net interest income was $14.27 million for the three months ended March 31, 2016 compared to $12.06 million for the three months ended March 31, 2015. Our fully taxable equivalent net interest margin increased 7 basis points to 3.02% for the three months ended March 31, 2016 from 2.95% for the same period in 2015. The increase in margin is composed of an increase in asset yields offset by a slighter increase in funding costs.

The following table presents an analysis of net interest income and illustrates interest income earned and interest expense charged for each major component of interest earning assets and interest bearing liabilities. Yields/rates are computed on a fully taxable-equivalent (“FTE”) basis, using a 35% rate.  Nonaccrual loans are included in the average loan balance outstanding.

Distribution of Assets, Liabilities and Stockholders' Equity; Interest Rates and Net Interest Margin

	Three Months Ended
	March 31, 2016			March 31, 2015
	Interest			Interest
	Average	Income/	Average	Average	Income/	Average
(In thousands, fully taxable equivalent)	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS:
Loans, including fees on loans	$1,417,710	$13,337	3.78%	$1,187,278	$11,127	3.80%
Investments	400,501	1,997	2.01%	366,059	1,910	2.12%
Interest-earning deposits with banks and other short-term investments	74,294	81	0.44%	102,394	73	0.29%
Total interest earning assets	1,892,505	15,415	3.28%	1,655,731	13,110	3.21%
Allowance for loan losses	(12,073)			(11,892)
Cash and due from banks	31,058			25,478
Bank premises and equipment, net	14,841			15,387
Bank owned life insurance	10,571			10,334
Other assets	36,570			23,271
Total assets	$1,973,472			$1,718,309

LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing deposits:
Savings, interest bearing checking and money market accounts	$671,823	$440	0.26%	$540,846	$367	0.28%
Time deposits	239,818	391	0.66%	207,849	334	0.65%
Total interest bearing deposits	911,641	831	0.37%	748,695	701	0.38%
Securities sold under agreements to repurchase, short-term	259,999	109	0.17%	230,113	155	0.27%
Other long-term debt	4,833	15	1.25%	2,307	12	2.11%
Junior subordinated debentures issued to unconsolidated subsidiary trust	20,619	195	3.80%	20,619	185	3.59%
Total borrowed funds	285,451	319	0.45%	253,039	352	0.57%
Total interest bearing liabilities	1,197,092	$1,150	0.39%	1,001,734	$1,053	0.43%
Noninterest bearing deposits	616,553			582,573
Other liabilities	9,973			7,708
Stockholders' equity	149,854			126,294
Total liabilities and stockholders' equity	$1,973,472			$1,718,309

Net interest earning assets	$695,413			$653,997

Net interest income (fully taxable equivalent)		$14,265			$12,057
Tax equivalent adjustment		(533)			(504)
Net interest income		$13,732			$11,553

Net interest rate spread			2.89%			2.78%

Net interest margin			3.02%			2.95%

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

Analysis of Changes in Fully Taxable Equivalent Net Interest Income

	Three Months Ended			Due to
	March 31,		Increase			Volume/
(In thousands)	2016	2015	(Decrease)	Volume	Rate	Rate
Fully taxable equivalent interest income:
Loans, including fees on loans	$13,337	$11,127	$2,210	$2,177	$(48)	$81
Investments	1,997	1,910	87	182	(104)	9
Federal funds sold, securities sold under agreements to repurchase and interest bearing deposits with banks	81	73	8	(20)	38	(10)
Total interest income	15,415	13,110	2,305	2,339	(114)	80
Less interest expense:
Savings, interest bearing checking and money market accounts	440	367	73	91	(22)	4
Time deposits	391	334	57	52	3	2
Federal funds purchased and Federal Home Loan Bank short-term borrowings	—	—	—	—	—	—
Securities sold under agreements to repurchase, short-term	109	155	(46)	—	(58)	12
Other long-term debt	15	12	3	13	(5)	(5)
Junior subordinated debentures issued to unconsolidated subsidiary trust	195	185	10	—	11	(1)
Total interest expense	1,150	1,053	97	156	(71)	12
Net interest income	$14,265	$12,057	$2,208	$2,183	$(43)	$68

Provision for Credit Losses

The allowance for loan losses at March 31, 2016 was $12.17 million, or 0.86% of total loans and 251% of nonperforming loans, compared to the December 31, 2015 balance of $12.04 million, or 0.85% of total loans and 287% of nonperforming loans.  We recorded a provision of $205 thousand during the three months ending March 31, 2016 compared to $0 during the three months ending March 31, 2015. The primary factor for the provision in the first quarter of 2016 was modest decline in credit quality primarily related to the portfolio acquired with NUVO. Performing loans past due 31-90 days were 0.28% of total loans at March 31, 2016 compared to 0.05% at December 31, 2015.  Nonperforming loans as a percent of total loans were 0.34% at March 31, 2016 compared to 0.30% at December 31, 2015.  Accruing substandard loans increased to 1.99% of total loans at March 31, 2016 compared to 1.32% at December 31, 2015.  Net charge-offs for the first quarter 2016 total $82 thousand. All of these factors are taken into consideration during Management’s quarterly review of the Allowance. For a more detailed discussion of our Allowance and nonperforming assets, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Credit Quality and Allowance for Credit Losses” below.

NONINTEREST INCOME AND EXPENSES

Noninterest Income

Noninterest income for the first quarter of 2016 was $2.9 million, a decrease of $163.0 thousand on a linked quarter basis and an increase of $254 thousand from the first quarter of 2015. The decline on a linked quarter basis was attributable to higher debit card and other fee income recognized in the fourth quarter of 2015. The increase from the first quarter of 2015 was due to higher service charges on deposit accounts.

Noninterest Expense

Excluding merger, severance and retirement costs, noninterest expense was $11.50 million, $10.85 million and $9.80 million for the three months ended March 31, 2016, December 31, 2015 and March 31, 2015, respectively. See the non-GAAP table below for our calculation of core noninterest expense. The increase of $644 thousand on a linked quarter basis is primarily attributable to a full quarter of NUVO operations. The increase of $1.7 million on a quarter to quarter basis is largely due to the following items:

•	In the first quarter of 2016 we recognized a full quarter impact of noninterest expenses related to NUVO. The related expenses during the quarter were $850 thousand.
•

Total compensation and benefits increased by $682 thousand during the first quarter of 2016 which is primarily attributable to higher commission and incentive expense of $467 thousand, an increase in employee benefit expense of $116 thousand as well as an increase in base compensation related to an annual merit increase.

•	Vermont State franchise tax increased by $112 thousand.
•	Professional fees increased by $161 thousand during the current period which is primarily driven by temporary contracted consulting services related to interim senior management positions.

Noninterest Expense non-GAAP Reconciliation

	Three Months Ended
	March 31,	December 31,	March 31,
(In thousands)	2016	2015	2015
Noninterest expense	$11,919	$12,892	$10,007
Less:
Merger related expenses	133	1,511	—
Severance and retirement costs	289	528	211
Core noninterest expense	$11,497	$10,853	$9,796

Income Taxes

Merchants Bancshares’ effective tax rate was 23% for the three months ended March 31, 2016, compared to 21% for the quarter ended March 31, 2015.

BALANCE SHEET ANALYSIS

Our total assets were $1.96 billion at March 31, 2016, a slight decrease of $57.61 million on a linked quarter basis and an increase $268.65 million for the same period in 2015. Our average earning assets increased to $1.89 billion for the quarter ended March 31, 2016 from $1.71 billion on a linked quarter basis and $1.66 billion from the same period in 2015.

Loans

Quarterly average loans for the first quarter of 2016 were $1.42 billion, a $111 million, or 8.5%, increase over average loans for the quarter ending December 31, 2015 of $1.31 billion. Loans at March 31, 2016 were $1.42 billion, a $7.32 million increase from $1.41 billion at December 31, 2015. Growth for the first quarter 2016 was driven by commercial loan growth partially offset by a reduction of residential loans in the Vermont business.

The composition of our loan portfolio is shown in the following table:

(In thousands)	March 31, 2016	December 31, 2015	March 31, 2015
Commercial, financial and agricultural	$247,074	$237,451	$195,782
Municipal loans	105,433	105,421	91,410
Residential	461,009	468,443	461,459
Commercial Real Estate	556,836	558,004	419,500
Construction	42,209	34,802	28,512
Installment loans	9,009	10,115	3,454
All other loans	33	44	53
Total loans	$1,421,603	$1,414,280	$1,200,170

Totals above are shown net of deferred loans fees of $1.22 million, $1.20 million, and $702 thousand for March 31, 2016, December 31, 2015, and March 31, 2015, respectively.

Investments

The investment portfolio is used to generate interest income, manage liquidity and mitigate interest rate sensitivity. The average investment portfolio, including FHLB stock, for the first quarter of 2016 was $400.50 million, an increase of $34.44 million from the average balance for the first quarter of 2015 and a decrease of $5.59 million from the average balance for the fourth quarter of 2015. The ending balance in the investment portfolio, including FHLB stock, at March 31, 2016 was $413.30 million, compared to $387.61 million at March 31, 2015 and $406.93 million at December 31, 2015. The book balance of the portfolio at March 31, 2016 includes a $4.30 million unrealized gain on the available for sale portion of the investment portfolio, compared to an unrealized gain of $269 thousand at December 31, 2015.

The composition of our investment portfolio as of March 31, 2016, including both available for sale and held to maturity securities, consisted of the following:

	Amortized	Fair
(In thousands)	Cost	Value
Available for Sale:
U.S. Treasury Obligations	$25,067	$25,361
U.S. Government Sponsored Enterprises ("U.S. GSEs")	31,045	31,429
Federal Home Loan Bank ("FHLB") Obligations	56,326	57,122
Residential Real Estate Mortgage-backed Securities ("Agency MBSs")	91,137	93,301
Agency Commercial Mortgage Backed Securities ("Agency CMBSs")	24,520	24,672
Agency Collateralized Mortgage Obligations ("Agency CMOs")	61,338	61,816
Asset Backed Securities ("ABSs")	311	347
Total Available for Sale	$289,744	$294,048
Held to Maturity:
U.S. Agency Obligations	$19,227	$20,045
U.S. GSEs	9,571	9,807
FHLB Obligations	4,767	4,969
Agency CMOs	75,040	76,203
Agency MBSs	6,787	7,038
Total Held to Maturity	115,392	118,062
Total Securities	$405,136	$412,110

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

As a member of the Federal Home Loan Bank system, we are required to invest in stock of the FHLB in an amount determined based on our borrowings from the FHLB of Boston (“FHLBB”).  Our investment in FHLBB stock totaled $3.86 million at March 31, 2016 compared to $4.38 million at March 31, 2015 and $3.80 million at December 31, 2015. The FHLBB continues to be classified as “adequately capitalized” by its primary regulator. Based on current available information, we have concluded that our investment in FHLBB stock is not impaired.  We will continue to monitor our investment in FHLBB stock.

Deposits and Other Liabilities

Quarterly average deposit balances increased by $197 million to $1.53 billion, a 14.8% increase over quarterly averages from the first quarter of 2015.  The increase was due to higher retail and trust account deposits as well as the acquired NUVO deposits.  Securities sold under agreement to repurchase, which represent collateralized customer accounts, were $249.00 million at March 31, 2016, an increase of $42.62 million from March 31, 2015 due to an increase in municipal cash flows.

CREDIT QUALITY AND ALLOWANCE FOR CREDIT LOSSES

Recent statistics on the United States economy show continued improvement in the labor market and a Real GDP increase at an annual rate of 1.0%.  Nationwide unemployment rates have declined to 5.0% from 5.5% in March 2015.

In Vermont, seasonally-adjusted statewide unemployment rates continue to decline and are tied for the 7th lowest unemployment rate in the country in January 2016.  The Massachusetts seasonally-adjusted statewide unemployment rate was slightly lower than the national average and is ranked as the 24th lowest unemployment rate in the country.

Credit quality

Credit quality is a major strategic focus and strength of our company.  Although we actively manage current nonperforming and classified loans, there is no assurance that we will not have increased levels of problem assets in the future.  The composition of the nonperforming pool is dynamic with accounts moving in and out of this category over time.

The following table summarizes our nonperforming loans (“NPL”) and nonperforming assets (“NPA”) as of the dates indicated:

(In thousands)	March 31, 2016	December 31, 2015	March 31, 2015
Nonaccrual loans	$3,777	$3,513	$1,118
Loans past due greater than 90 days and accruing	—	—	—
Troubled debt restructurings (“TDR”)	1,070	682	180
Total nonperforming loans	4,847	4,195	1,298
OREO	72	12	—
Total nonperforming assets	$4,919	$4,207	$1,298

Nonperforming loans at March 31, 2016 were $4.85 million, including $3.04 million in nonperforming loans acquired from NUVO.  Of the $4.85 million in nonperforming loans in the table above $4.25 million in commercial and commercial real estate loans, $589 thousand are residential mortgages, and $11 thousand are installment loans.

Our analysis indicates that, through a combination of estimated collateral value and, where needed, an appropriately allocated reserve, any additional loss exposure on current non-accruing loans is minimal.

TDRs represent balances where the existing loan was modified involving a concession in rate, term or payment amount due to the distressed financial condition of the borrower. There were three restructured residential mortgages at March 31,

2016 with balances totaling $121 thousand. There were three restructured commercial loans at March 31, 2016 with a balance of $949 thousand.  At March 31, 2016, five TDRs continue to pay as agreed according to the modified terms and are considered well-secured. One TDR is not paying as agreed according to the terms and is not considered well-secured.

Excluded from the nonperforming balances discussed above are loans that are 31 to 90 days past due, which are not necessarily considered classified or impaired.  Accruing loans 31 to 90 days past due as a percentage of total loans as of the periods indicated are presented in the following table:

Period Ended	31-90 Days
March 31, 2016	0.28%
December 31, 2015	0.05%
March 31, 2015	0.06%
December 31, 2014	0.04%

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

A loan remains in non-accruing status until the factors which suggest doubtful collectability no longer exist, the loan is liquidated, or when the loan is determined to be uncollectible, and is charged off against the allowance for loan losses.  In those cases where a non-accruing loan is secured by real estate, we can, and may, initiate foreclosure proceedings.  The result of such action will either be to cause repayment of the loan with the proceeds of a foreclosure sale or to give us possession of the collateral in order to manage a future resale of the real estate.  Foreclosed property is recorded at the lower of its cost or estimated fair value, less any estimated costs to sell and is actively marketed.  Any cost in excess of the estimated fair value on the transfer date is charged to the allowance for loan losses, while further declines in market values are recorded as OREO expense in the consolidated statements of income. Nonperforming loans, which primarily consist of non-accruing residential mortgage, commercial, commercial real estate loans and TDRs totaled $4.85 million and $4.20 million at March 31, 2016 and December 31, 2015, respectively.  At March 31, 2016, $995 thousand of nonperforming loans had specific reserve allocations totaling $222 thousand.

Substandard loans at March 31, 2016 totaled $32.93 million, of which $28.29 million in loans continue to accrue interest.   Loans identified as substandard have well-defined weaknesses that, if not addressed, could result in a loss.  These accruing substandard loans have generally continued to pay promptly and Management conducts regularly scheduled comprehensive reviews of the borrowers’ financial condition, payment performance, accrual status and collateral.  These reviews also ensure that these troubled accounts are properly administered with a focus on loss mitigation and that any potential loss exposures are appropriately quantified, and reserved for. The findings of this review process are a key component in assessing the adequacy of our loan loss reserve.

Accruing substandard loans at March 31, 2016 reflect a $9.59 million increase in balances since December 31, 2015. At March 31, 2016, accruing substandard loans related to owner-occupied commercial real estate totaled $12.80 million, investor commercial real estate loans totaled $1.01 million, residential investment real estate loans totaled $190 thousand, and $14.29 million in substandard loans are outstanding to corporate borrowers in a variety of different industries. Fifteen borrowers in a variety of industries account for 94% of the total accruing substandard loans.

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

Allowance for Credit Losses

The allowance for credit losses is made up of two components: the allowance for loan losses (“ALL”) and the reserve for undisbursed lines and standby letters of credit.  The reserves are based on Management's estimate of the amount required to reflect the probable incurred losses in the loan portfolio, based on circumstances and conditions known at each reporting date. We review the adequacy of the reserves quarterly. Factors considered in evaluating the adequacy of the reserves include previous loss experience, the size and composition of the portfolio, risk rating composition, current economic and real estate market conditions and their effect on the borrowers, the performance of individual loans in relation to contractual terms, estimated fair values of properties that secure impaired loans and utilization rates of lines of credit.

The adequacy of the reserves are determined using a consistent, systematic methodology, consisting of a review of both specific reserves for loans identified as impaired and general reserves for the various loan portfolio classifications.  When a loan is impaired, we determine its impairment loss by comparing the excess, if any, of the loan’s carrying amount over (1) the present value of expected future cash flows discounted at the loan’s original effective interest rate, (2) the observable market price of the impaired loan, or (3) the fair value of the collateral securing a collateral-dependent loan.  When a loan is deemed to have an impairment loss, the loan is either charged down to its estimated net realizable value, or a specific reserve is established as part of the overall allowance for loan losses if Management needs more time to evaluate all of the facts and circumstances relevant to that particular loan.

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

Losses are charged against the ALL when Management believes that the collectability of principal is doubtful. To the extent Management determines the level of anticipated losses in the portfolio increased or diminished, the ALL is adjusted through current earnings. Management believes that the reserves are maintained at an adequate level, in light of historical and current factors, to reflect the level of credit risk in the loan portfolio. Loan loss experience and nonperforming asset data are presented and discussed in relation to their impact on the adequacy of the ALL.

The following table reflects our loan loss experience and activity in the allowance for loan losses for the periods indicated:

	Three Months	Twelve Months	Three Months
	Ended	Ended	Ended
(In thousands)	March 31, 2016	December 31, 2015	March 31, 2015
Average loans during the period	$1,417,710	$1,240,386	$1,187,278
Allowance beginning of the year	12,040	11,833	11,833
Charge-offs:

Commercial, financial & agricultural	(3)	(29)	(29)
Residential	(73)	(112)	(55)
Commercial Real Estate	—	—	—
Installment, Other	(42)	(108)	(74)
Total charge-offs	(118)	(249)	(158)
Recoveries:
Commercial, financial & agricultural	2	34	25
Residential	11	52	3
Commercial Real Estate	4	2	1
Construction	—	—	—
Installment, Other	19	52	53
Total recoveries	36	140	82
Net recoveries (charge-offs)	(82)	(109)	(76)
Provision for credit losses	215	316	232
Allowance end of period	$12,173	$12,040	$11,989
Ratio of net (charge-offs) recoveries to average loans outstanding	(0.02)%	(0.01)%	(0.03)%

Components:
Provision for allowance for loan losses	$215	$316	$232
Provision for reserve for undisbursed lines and letters of credit	(10)	(66)	(232)
Provision for credit losses	$205	$250	$—

The following table reflects our nonperforming asset and coverage ratios as of the dates indicated:

	March 31, 2016	December 31, 2015	March 31, 2015
NPL to total loans	0.34%	0.30%	0.11%
NPA to total assets	0.25%	0.21%	0.08%
Allowance for loan losses to total loans	0.86%	0.85%	1.00%
Allowance for loan losses to NPL	251%	287%	924%

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

As of March 31, 2016, we could borrow up to $65 million in overnight funds through unsecured borrowing lines established with correspondent banks.  In addition, we have established both overnight and longer term lines of credit with the FHLBB. These borrowings are secured by residential mortgage loans. At March 31, 2016, we pledged loans with a carrying value of $374.45 million which carries a $265.06 million borrowing capacity at the FHLBB, less borrowings and letters of credit of $17.14 million, resulting in quarter-end capacity of $247.92 million. At December 31, 2015, we pledged loans with a carrying value of $369.78 million which carried a $262.17 million borrowing capacity at the FHLBB, less borrowings and letters of credit of $15.25 million, resulting in year-end capacity of $246.92 million. We also have the ability to borrow through the use of repurchase agreements, collateralized by our investments, with certain approved counterparties. Our investment portfolio, which is managed by the ALCO, had a carrying amount of $405.14 million at March 31, 2016, of which $334.38 million was pledged.  The portfolio is a reliable source of cash flow for us. We closely monitor our short term cash position.  Any excess funds are either left on deposit at the Federal Reserve Bank, or are in a fully insured account with one of our correspondent banks.

Presented below are our short-term borrowings during the periods indicated:

	Three Months Ended	Three Months Ended
(Dollars in thousands)	March 31, 2016	December 31, 2015
Securities sold under agreement to repurchase, short-term
Amount outstanding at end of period	$249,003	$286,639
Maximum during the period amount outstanding	286,639	318,788
Average amount outstanding	259,999	268,614
Weighted average-rate during the period	0.17%	0.16%
Weighted average rate at period end	0.18%	0.19%

Commitments and Off-Balance Sheet Risk

We are a party to financial instruments with off‑balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments primarily include commitments to extend credit and financial guarantees. Contingent obligations under standby letters of credit totaled approximately $6.19 million and $6.30 million at March 31, 2016 and December 31, 2015, respectively, and represent the maximum potential future payments we could be required to make.  Typically, these instruments have terms of 12 months or less and expire unused: therefore, the total amounts do not necessarily represent future cash requirements.  The fair value of our standby letters of credit at March 31, 2016 and December 31, 2015 was insignificant.

Capital Resources

We are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines, we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. It is the policy of the Board of Governors of the Federal Reserve System (the “FRB”) that banks and bank holding companies, respectively, should pay dividends only out of current earnings and only if, after paying such dividends, the bank or bank holding company would remain adequately capitalized. The FRB has the authority to prohibit a bank holding company, such as us, from paying dividends if it deems such payment to be an unsafe or unsound practice. The FDIC has the authority to use its enforcement powers to prohibit a bank from paying dividends if, in its opinion, the payment of dividends would constitute an unsafe or unsound practice. Federal law also prohibits the payment of dividends by a bank that will result in the bank failing to meet its applicable capital requirements on a pro forma basis.  We are also subject to the regulatory framework for prompt corrective action that requires us to meet specific capital guidelines to be considered well capitalized. Our capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum ratios of common equity, total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets. Management believes, as of March 31, 2016, that Merchants met all capital adequacy requirements to which it is subject.

Under rules effective January 1, 2015, a bank holding company, such as the Merchants, is considered well capitalized if the bank holding company (i) has a total risk based capital ratio of at least 10%, (ii) has a Tier I risk-based capital ratio of at least 8%, and (iii) is not subject to any written agreement order, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. In addition, the FDIC has amended its prompt corrective action rules to reflect the new capital rules. Under the FDIC’s revised rules, which became effective January 1, 2015, an FDIC supervised institution is considered well capitalized if it (i) has a total risk-based capital ratio of 10.0% or greater; (ii) a Tier I risk-based capital ratio of 8.0% or greater; (iii) a common Tier I equity ratio of at least 6.5% or greater, (iv) a leverage capital ratio of 5.0% or greater; and (iv) is not subject to any written agreement, order, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure.  The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt-out is exercised.  Merchants elected to opt-out of this regulatory capital provision.  By opting out of the provision, Merchants retains what is known as the accumulated other comprehensive income filter.  The rule limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” in addition to the amount necessary to meet its minimum risk-based capital requirements.

Under the U.S. Basel III Capital Rules, banks are required to maintain a “capital conservation buffer” above the minimum risk-based capital requirements. The phase in period for these requirements begins January 1, 2016 with a “capital conservation buffer” of 0.625% above the minimum risk-based capital requirements.  When fully phased in on January 1, 2019, banks must maintain a “capital conservation buffer” of 2.50%. As of March 31, 2016, our capital ratios exceeded the minimum capital requirements which included the initial period as well as the fully-phased in “capital conservation buffer” of 2.50%.

As of March 31, 2016, the most recent notification from the FDIC categorized Merchants Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that Management believes have changed Merchants Bank’s category.

The following table summarizes Merchants’ and Merchants Bank’s capital ratios in comparison to the regulatory requirements:

					To Be Well-
					Capitalized Under		Fully Phased-in,
	Actual		For Capital		Prompt Corrective		with Capital
	March 31, 2016		Adequacy Purposes		Action Provisions		Conservation Buffers
(In thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Merchants Bancshares, Inc.:
Tier 1 Leverage Capital	$167,670	8.53%	$78,643	4.00%	N/A	N/A	N/A	N/A
Tier 1 Risk-Based Capital	167,670	14.71%	68,404	6.00%	N/A	N/A	$96,906	8.50%
Total Risk-Based Capital	180,748	15.85%	91,205	8.00%	N/A	N/A	119,707	10.50%
Common Equity Tier 1 Capital	147,670	12.95%	51,303	4.50%	N/A	N/A	79,805	7.00%

Merchants Bank:
Tier 1 Leverage Capital	$165,847	8.41%	$78,840	4.00%	$98,550	5.00%	N/A	N/A
Tier 1 Risk-Based Capital	165,847	14.48%	68,714	6.00%	91,618	8.00%	$97,344	8.50%
Total Risk-Based Capital	178,925	15.62%	91,618	8.00%	114,523	10.00%	120,249	10.50%
Common Equity Tier 1 Capital	165,847	14.48%	51,535	4.50%	74,440	6.50%	80,166	7.00%

Capital amounts for Merchants Bancshares, Inc. include $20 million in trust preferred securities issued in December 2004. These hybrid securities qualify as regulatory capital up to certain regulatory limits.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

Risk Management

General

Our Management and Board of Directors are committed to sound risk management practices throughout the organization. We have developed and implemented a risk management monitoring program. Risks associated with our business activities and products are identified and measured as to probability of occurrence and impact on us (low, moderate, or high), and the control or other activities in place to manage those risks are identified and assessed. Periodically, department-level and senior managers re-evaluate and report on the risk management processes for which they are responsible. This documented program provides us with a comprehensive framework for monitoring our risk profile from a macro perspective. It also serves as a tool for assessing internal controls over financial reporting as required under the Federal Deposit Insurance Act and the Sarbanes-Oxley Act of 2002.

Market Risk

Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates or prices such as interest rates, foreign currency exchange rates, commodity prices, and equity prices. Our primary market risk exposure is interest rate risk. An important component of our asset and liability management process is the ongoing monitoring and management of this risk, which is governed by established policies that are reviewed and approved annually by our Board of Directors. Our Investment Policy details the types of securities that may be purchased, and establishes portfolio limits and maturity limits for the various sectors. The Investment Policy also establishes specific investment quality limits. Our Board of Directors has established a Board-level Asset/Liability Committee (“ALCO”), which delegates responsibility for carrying out the asset/liability management policies to the Management-level Asset/Liability Committee (the “Management ALCO”). The Management ALCO, chaired by the Chief Financial Officer and composed of members of senior management, develops guidelines and strategies impacting our asset and liability management related activities based upon estimated market risk sensitivity, policy limits and overall market interest rate levels and trends. The Management ALCO manages the investment portfolio. As the portfolio has grown, the Management ALCO has used portfolio diversification as a way to mitigate the risk of being too heavily invested in any single asset class. We continued to work to maximize net interest income while mitigating risk during the year through further repositioning of the investment portfolio, selective sales of specific securities, as well as carefully monitoring the overall duration and average life of the portfolio, and monitoring individual securities, among other strategies.

Liquidity Risk

Our liquidity is measured by our ability to raise cash when needed at a reasonable cost.  We must be capable of meeting expected and unexpected obligations to customers at any time.  Given the uncertain nature of customer demands as well as the need to maximize earnings, we must have available reasonably priced sources of funds, on- and off-balance sheet, which can be accessed quickly in time of need.  As discussed above under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resource Management,” we have several sources of readily available funds, including the ability to borrow using our investment portfolio as collateral.  We also monitor our liquidity on a quarterly basis in compliance with our Liquidity Contingency Plan. Our liquidity monitoring process identifies early liquidity stress triggers, and also allows us to model worst case liquidity scenarios, and various responses to those scenarios.

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

The ALCO consultant’s most recent review was as of March 31, 2016. The consultant ran a base simulation assuming no changes in rates as well as a 200 basis point rising and, because rates continue to be very low, a 100 basis point falling interest rate scenario that assumes a parallel and pro rata shift of the yield curve over a one-year period, and no growth assumptions.  Additionally, the consultant ran a 400 basis point rising simulation that assumed a parallel shift of the curve over 24 months, a 500 basis point rising simulation which assumed the curve flattened over a 24 month time frame, and a 500 basis point rising simulation which assumed the increase in rates was delayed by two years.   A summary of the results is as follows:

Current/Flat Rates: Net interest income levels are projected to trend downward throughout the simulation. The sustained low rate environment causes continued margin pressures as assets continue to reprice, and are replaced at lower rates than the existing portfolio, while funding costs are at or near their floors.

Falling Rates: If rates fall 100 basis points our net interest income is projected to trend downward through the simulation. Margins and income decline as asset yields continue to reprice lower with no relief on the funding side.

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

We have established a target range for the change in net interest income in year one of zero to 7.5%. The net interest income simulation as of March 31, 2016 showed that the change in net interest income for the next 12 months from our expected or “most likely” forecast was as follows:

Percent Change in Net
Rate Change	Interest Income
Up 200 basis points	1.90%
Down 100 basis points	(2.10)%

The change in net interest income in the second year of the simulation shows a more pronounced downward trend in the flat and down 100 basis points scenarios, the projected change is (3.5)% and (14.6)%, respectively, while the up 200 basis points simulation produces an increase of 6.5%.  The degree to which this exposure materializes will depend, in part, on our ability to manage our balance sheet as interest rates rise or fall.

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

The most significant ongoing factor affecting market risk exposure of net interest income during the quarter ended March 31, 2016 was the sustained low interest rate environment.  Net interest income exposure is also significantly affected by the shape and level of the U.S. Government securities and interest rate swap yield curves, and changes in the size and composition of the loan, investment and deposit portfolios.

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

Item 4 – Controls and Procedures

Our principal executive officer, interim principal financial officer, and other members of our senior management have evaluated our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, our principal executive officer and interim principal financial officer have concluded that the disclosure controls and procedures effectively ensure that information required to be disclosed in our filings and submissions with the SEC under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management (including the principal executive officer and interim principal financial officer), and is recorded, processed, summarized and reported within the time periods specified by the SEC. In addition, we have reviewed our internal control over financial reporting and there have been no changes in our internal control over financial reporting during the quarter ended March  31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

MERCHANTS BANCSHARES, INC.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

We are involved in various legal proceedings arising from our normal business activities. In the opinion of Management, based upon input from counsel on the anticipated outcome of such proceedings, final disposition of these proceedings will not have a material adverse effect on our consolidated financial position.

Item 1a – Risk Factors

In addition to the other information set forth in this report, please read the factors discussed in Part I – Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed with the SEC on March 14, 2016, which could materially adversely affect our business, financial condition and operating results. These risks are not the only ones facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 – Defaults on Senior Securities

None.

Item 4 – Mine Safety Disclosure

Not applicable.

Item 5 – Other Information

None.

PART IV

Item 6 – Exhibits

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

101

The following materials from Merchants Bancshares, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 formatted in XBRL: (i) Consolidated Balance Sheets at March 31, 2016 and December 31, 2015; (ii) Consolidated Statements of Income for the three months ended March 31, 2016 and 2015; (iii) Consolidated Statements of Comprehensive Income for the three  months ended March 31, 2016 and 2015; (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015; and (v) Notes to Interim Unaudited Consolidated Financial Statements. *

*Filed herewith

**Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Merchants Bancshares, Inc.

/s/Geoffrey R. Hesslink
Geoffrey R. Hesslink President and Chief Executive Officer

/s/ Eric A. Segal
Eric A. Segal Interim Principal Financial Officer, Principal Accounting Officer and Treasurer

May 9, 2016
Date