Form 10-Q
period 2016-06-30
MERCHANTS BANCSHARES INC
filed 2016-08-03
CIK 726517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

As of July 18, 2016, there were 6,873,936 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

MERCHANTS BANCSHARES, INC. AND SUBSIDIARIES

FORM 10-Q

MERCHANTS BANCSHARES, INC.

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

Merchants Bancshares, Inc.

Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
(In thousands except share and per share data)	2016	2015
ASSETS
Cash and due from banks	$29,469	$30,605
Interest earning deposits with banks and other short-term investments	30,053	119,578
Total cash and cash equivalents	59,522	150,183
Investments:
Securities available for sale, at fair value (amortized cost of $274,414 and $283,185)	280,078	283,454
Securities held to maturity (fair value of $114,591 and $120,093)	111,070	119,674
Total investments	391,148	403,128
Loans	1,395,393	1,414,280
Less: Allowance for loan losses	12,420	12,040
Net loans	1,382,973	1,402,240
Federal Home Loan Bank stock	7,036	3,797
Bank premises and equipment, net	14,052	15,030
Investment in real estate limited partnerships	5,768	5,687
Bank owned life insurance	10,659	10,551
Core deposit intangible	1,258	1,360
Goodwill	6,872	6,967
Other assets	19,422	22,294
Total assets	$1,898,710	$2,021,237
LIABILITIES
Deposits:
Demand (noninterest bearing)	$606,200	$631,244
Savings, interest bearing checking and money market accounts	627,883	665,623
Time deposits	219,247	254,572
Total deposits	1,453,330	1,551,439
Short-term borrowings	70,000	—
Securities sold under agreement to repurchase, short-term	184,920	286,639
Other long-term debt	3,694	5,238
Junior subordinated debentures issued to unconsolidated subsidiary trust	20,619	20,619
Other liabilities	9,854	9,248
Total liabilities	1,742,417	1,873,183
STOCKHOLDERS' EQUITY
Preferred stock
Class A non-voting shares authorized - 200,000, none outstanding	—	—
Class B voting shares authorized - 1,500,000, none outstanding	—	—
Common stock, $.01 par value	72	72
Authorized: 10,000,000 shares; Issued: 7,174,364 at June 30, 2016 and 7,168,869 at December 31, 2015
Outstanding: 6,871,642 at June 30, 2016 and 6,855,294 at December 31, 2015
Capital in excess of par value	55,297	55,063
Retained earnings	110,233	106,219
Treasury stock, at cost: 582,989 shares including 280,267 shares held by the Compensation Plan for Directors and Trustees at June 30, 2016 and 612,935 shares including 299,360 shares held by the Compensation Plan for Directors and Trustees at December 31, 2015	(13,407)	(13,798)
Deferred compensation arrangements: 280,267 shares at June 30, 2016 and 299,360 shares at December 31, 2015	6,140	6,521
Accumulated other comprehensive (loss) income	(2,042)	(6,023)
Total stockholders' equity	156,293	148,054
Total liabilities and stockholders' equity	$1,898,710	$2,021,237

See accompanying notes to unaudited consolidated financial statements

Merchants Bancshares, Inc.

Consolidated Statements of Income

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands except per share data)	2016	2015	2016	2015
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$12,897	$10,800	$25,701	$21,423
Investment income:
Interest and dividends on investment securities	1,988	1,913	3,985	3,823
Interest on interest earning deposits with banks and other short-term investments	58	59	139	132
Total interest and dividend income	14,943	12,772	29,825	25,378
INTEREST EXPENSE
Savings, interest bearing checking and money market accounts	424	354	864	721
Time deposits	340	323	731	657
Short-term borrowings	31	5	31	5
Securities sold under agreement to repurchase, short-term	103	146	212	301
Long-term debt	214	199	424	396
Total interest expense	1,112	1,027	2,262	2,080
Net interest income	13,831	11,745	27,563	23,298
Provision for credit losses	200	100	405	100
Net interest income after provision for credit losses	13,631	11,645	27,158	23,198
NONINTEREST INCOME
Trust division income	835	885	1,702	1,780
Net debit card income	812	812	1,461	1,505
Overdraft income	677	333	1,308	779
Service charges on deposits	424	378	839	718
Other	473	345	835	641
Total noninterest income	3,221	2,753	6,145	5,423
NONINTEREST EXPENSE
Compensation and benefits	5,456	5,190	11,764	10,238
Occupancy expense	1,025	1,049	2,164	2,192
Equipment expense	704	732	1,423	1,498
Telephone expense	192	186	390	403
Legal and professional fees	731	537	1,324	974
Mobile & internet banking	336	410	702	796
Core / Item processing	459	433	976	839
Marketing	207	137	399	289
State franchise taxes	398	404	796	690
FDIC insurance	281	217	535	435
Merger costs	(72)	143	61	148
Core deposit intangible	51	—	102	—
Other	1,065	1,043	2,116	1,986
Total noninterest expense	10,833	10,481	22,752	20,488
Income before provision for income taxes	6,019	3,917	10,551	8,133
Provision for income taxes	1,653	801	2,695	1,681
NET INCOME	$4,366	$3,116	$7,856	$6,452

Basic earnings per common share	$0.64	$0.49	$1.15	$1.02
Diluted earnings per common share	$0.63	$0.49	$1.14	$1.02

See accompanying notes to unaudited consolidated financial statements

Merchants Bancshares, Inc.

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2016	2015	2016	2015
Net income	$4,366	$3,116	$7,856	$6,452
Other comprehensive income, net of tax:
Unrealized holding gain on securities available for sale, net of taxes of $477, $(575), $1,888 and $(153)	883	(1,065)	3,507	(282)
Amortization of unrealized holding losses of securities transferred from available for sale to held to maturity, net of taxes of $66, $69, $134 and $136	121	128	248	252
Change in net unrealized loss on interest rate swaps, net of taxes of $22, $0, $41 and $11	41	—	76	21
Pension liability adjustment, net of taxes of $41, $36, $82 and $72	75	67	150	134
Other comprehensive income	1,120	(870)	3,981	125
Comprehensive income	$5,486	$2,246	$11,837	$6,577

See accompanying notes to unaudited consolidated financial statements

Merchants Bancshares, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
(In thousands)	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,856	$6,452
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	405	100
Depreciation and amortization	1,078	1,089
Amortization of investment security premiums and accretion of discounts, net	603	581
Amortization of deferred loan costs	326	231
Amortization of core deposit intangible	102	—
Stock based compensation	166	65
Deferred (gain) on sale of premises	(258)	(258)
Equity in losses of real estate limited partnerships, net	786	564
Increase in cash surrender value of bank owned life insurance	(108)	(121)
Changes in assets and liabilities:
Net change in interest receivable	660	652
Net change in other assets	355	1,776
Net change in interest payable	(86)	(54)
Net change in other liabilities	1,131	359
Net cash provided by operating activities	13,016	11,436
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of investment securities available for sale	23,575	21,696
Proceeds from maturities of investment securities held to maturity	8,855	9,351
Purchases of investment securities available for sale	(15,277)	(78,648)
Loan originations in excess of principal payments	18,472	(21,575)
Purchases of Federal Home Loan Bank stock, net	(3,239)	—
Real estate limited partnership investments	(827)	(1,266)
Purchases of bank premises and equipment	(100)	(827)
Net cash provided by (used in) investing activities	31,459	(71,269)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	(98,109)	38,053
Net decrease in securities sold under agreement to repurchase and other short-term borrowing	(31,719)	(88,505)
Principal payments on long-term debt	(1,544)	(41)
Cash dividends paid	(3,842)	(3,545)
Increase in deferred compensation arrangements	299	157
Tax benefit from exercise of stock options and distribution of shares in deferred compensation arrangements	(221)	(100)
Net cash (used in) financing activities	(135,136)	(53,981)
Increase (decrease) in cash and cash equivalents	(90,661)	(113,814)
Cash and cash equivalents beginning of period	150,183	154,459
Cash and cash equivalents end of period	$59,522	$40,645

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Total interest payments	$2,348	$2,134
Total income tax payments	366	—
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Distribution of stock under deferred compensation arrangements	$559	$514
Non-cash exercise of stock options	—	626

See accompanying notes to unaudited consolidated statements

Notes To Interim Unaudited Consolidated Financial Statements

For additional information, see the Merchants Bancshares, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the Securities and Exchange Commission (the “SEC”) on March 14, 2016.

NOTE 1: FINANCIAL STATEMENT PRESENTATION

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Merchants Bancshares, Inc. (the “Company”), and its wholly-owned subsidiary Merchants Bank (the “Bank,” and collectively with the Company, “Merchants”, “we,” “us, or “our”). All material intercompany accounts and transactions are eliminated in consolidation. We offer a full range of deposit, loan, cash management, and trust services to meet the financial needs of individual consumers, businesses and municipalities at 31 full-service banking offices throughout the state of Vermont and one full-service banking office in Massachusetts as of June 30, 2016.

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. All adjustments necessary for a fair presentation of our interim consolidated financial statements as of June 30, 2016 and December 31, 2015 and for the three and six months ended June 30, 2016 and 2015 have been included. The information was prepared from our unaudited financial statements and the unaudited financial statements of our subsidiaries, Merchants Bank and MBVT Statutory Trust I.  Amounts reported for prior periods are reclassified, where necessary, to be consistent with the current period presentation.

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

NOTE 2: RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Standards Update (ASU) 2016-13 – Credit Losses – This Update will provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in this Update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments in this Update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is currently evaluating the impact of this new requirement on the consolidated financial statements.

ASU 2016-09 – Stock Compensation – This Update simplifies the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification in the statement of cash flows. The update requires all excess tax benefits and tax deficiencies related to share-based awards to be recognized as income tax expense or benefit in the income statement. In addition, the update includes changes to the classification of excess tax benefits on the statement of cash flows, an election related to the accounting for forfeitures, minimum statutory tax withholding requirements, as well as the classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax-withholding purposes. The guidance is effective for fiscal years beginning after December 15, 2016, including the interim periods. The Company is currently evaluating the impact of this new requirement on the consolidated financial statements.

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

ASU 2014-09 – Revenue from Contracts with Customers – In May 2014, the Financial Accounting Standards Board (FASB) amended existing guidance related to revenue from contracts with customers. This amendment supersedes and replaces nearly all existing revenue recognition guidance, including industry-specific guidance, establishes a new control-based revenue recognition model, changes the basis for deciding when revenue is recognized over time or at a point in time, provides new and more detailed guidance on specific topics and expands and improves disclosures about revenue. In addition, this amendment specifies the accounting for some costs to obtain or fulfill a contract with a customer. These amendments are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that period. The amendments should be applied retrospectively to all periods presented or retrospectively with the cumulative effect recognized at the date of initial application. The Company is currently evaluating the impact of this new requirement on the consolidated financial statements.

NOTE 3: ACQUISITION OF NUVO BANK & TRUST COMPANY

On December 4, 2015, the Company completed the acquisition of NUVO Bank & Trust Company (“NUVO”), Springfield, Massachusetts.  NUVO's banking business operates as a division of Merchants Bank. Total consideration paid by Merchants for NUVO's outstanding stock comprised 517,109 shares of common stock and $5.109 million in cash.  Merchants also paid an aggregate of $878,718 to cash out NUVO stock options and a portion of its common stock warrants and issued replacement warrants to purchase an aggregate of 90,474 shares of Merchants common stock on adjusted terms, consisting of warrants expiring in 2017 to purchase 56,104 shares at an exercise price of $20.69 and warrants expiring in 2018 to purchase 34,370 shares at an exercise price of $41.39 per share.  The results of NUVO’s operations are included in the Company’s unaudited consolidated statements of income for the period ended June 30, 2016.

The acquisition of NUVO expands the Company’s New England footprint beyond Vermont and into the Springfield and greater Western Massachusetts commercial banking market. The Company now has 32 banking locations, including the new office in Springfield, Massachusetts.

The acquisition of NUVO was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed and consideration paid were recorded at their estimated fair values as of the acquisition date. The excess of consideration paid of $6.872 million over the fair value of net assets acquired has been reported as goodwill in the Company’s unaudited consolidated statements of financial condition as of June 30, 2016. Goodwill created in the acquisition is not deductible for income tax purposes. This goodwill consists largely of the synergies and cost savings arising from the combining of the operations of the two companies.

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

The following table details the changes in fair value of the consideration paid and the net assets acquired as of December 4, 2015 from the amounts originally reported in the Company’s Form 10-K for the year ended December 31, 2015:

(In thousands)
Goodwill reported as of December 31, 2015	$6,967

Effect of adjustments to:
Consideration paid:
Stock warrants issued	(74)
Assets acquired:
Investments	21
Adjusted goodwill as of June 30, 2016	$6,872

The changes to goodwill during the six months ended June 30, 2016 are primarily due to changes in the final market value for assets acquired and consideration paid. In many cases, the fair values of assets acquired and liabilities assumed were determined by estimating the cash flows expected to result from those assets and liabilities and discounting them at appropriate market rates. These changes had no impact on current quarter or previously reported income.

NOTE 4: GOODWILL AND INTANGIBLE ASSETS

The goodwill and intangible balances presented below resulted from the Company’s acquisition of NUVO.  The acquisition of NUVO resulted in goodwill of $6.872 million and Core Deposit Intangible (CDI) of $1.377 million.  For further information regarding goodwill and other intangible assets recorded in connection with the acquisition of NUVO, including the effect of adjustments to goodwill, please refer to Note 3.

Goodwill

Goodwill is deemed to have an indefinite life and therefore is not amortized, but is instead subject to impairment tests. There was no impairment for the three and six months ended June 30, 2016 or the period from the date of the acquisition through December 31, 2015.

	June 30,	December 31,
(In thousands)	2016	2015
Beginning of period	$6,967	$—
Effect of adjustments	(95)	—
Goodwill	—	6,967
Impairment	—	—
End of period	$6,872	$6,967

Other Intangible Assets

Acquired CDI were as follows:

	June 30,	December 31,
(In thousands)	2016	2015
Beginning of period	$1,360	$—
Additions	—	1,377
Amortization	102	17
End of period	$1,258	$1,360

The CDI recognized in 2015 was related to the acquisition of NUVO. Aggregate amortization expense for the CDI was $51 thousand and $102 thousand for the three and six months ended June 30, 2016, respectively and $17 thousand for the period from the date of the acquisition through December 31, 2015.

The estimated amortization expense for each of the next five years:

(In thousands)	Amount
Remainder of 2016	$102
2017	173
2018	147
2019	126
2020	120
2021	120
Thereafter	470

NOTE 5: INVESTMENT SECURITIES

Investments in securities are classified as available for sale or held to maturity as of June 30, 2016 and December 31, 2015. The amortized cost and fair values of the securities classified as available for sale and held to maturity as of June 30, 2016 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available for Sale:
U.S. Treasury Obligations	$25,072	$353	$—	$25,425
U.S. Government Sponsored Enterprises ("U.S. GSEs")	41,246	704	—	41,950
Federal Home Loan Bank ("FHLB") Obligations	40,078	1,014	—	41,092
Residential Real Estate Mortgage-backed Securities ("Agency MBSs")	85,668	2,506	(3)	88,171
Agency Commercial Mortgage Backed Securities ("Agency CMBSs")	24,342	366	—	24,708
Agency Collateralized Mortgage Obligations ("Agency CMOs")	57,707	719	(32)	58,394
Asset Backed Securities ("ABSs")	301	37	—	338
Total Available for Sale	$274,414	$5,699	$(35)	$280,078

		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value
Held to Maturity:
U.S. Agency Obligations	$18,964	$971	$—	$19,935
U.S. GSEs	9,585	416	—	10,001
FHLB Obligations	4,777	224	—	5,001
Agency CMOs	71,228	1,634	(42)	72,820
Agency MBSs	6,516	318	—	6,834
Total Held to Maturity	$111,070	$3,563	$(42)	$114,591

The amortized cost and fair values of the securities classified as available for sale and held to maturity as of December 31, 2015 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available for Sale:
U.S. Treasury Obligations	$25,064	$61	$(12)	$25,113
U.S. GSEs	20,895	3	(104)	20,794
FHLB Obligations	51,230	107	(226)	51,111
Agency MBSs	96,073	1,688	(512)	97,249
Agency CMBSs	24,950	—	(397)	24,553
Agency CMOs	64,648	74	(443)	64,279
ABSs	325	30	—	355
Total Available for Sale	$283,185	$1,963	$(1,694)	$283,454

		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value
Held to Maturity:
U.S. Agency Obligations	$20,084	$486	$—	$20,570
U.S. GSEs	9,556	166	—	9,722
FHLB Obligations	4,758	76	—	4,834
Agency CMOs	78,249	253	(716)	77,786
Agency MBSs	7,027	154	—	7,181
Total Held to Maturity	$119,674	$1,135	$(716)	$120,093

The contractual final maturity distribution of the debt securities classified as available for sale as of June 30, 2016, are as follows:

					Securities
		After One	After Five		not due
	Within	But Within	But Within	After Ten	at a Single
(In thousands)	One Year	Five Years	Ten Years	Years	Maturity	Total
Available for Sale (at fair value):
U.S. Treasury Obligations	$101	$25,324	$—	$—	$ N/A	$25,425
U.S. GSEs	—	41,950	—	—	N/A	41,950
FHLB Obligations	—	29,413	11,679	—	N/A	41,092
Agency MBSs	N/A	N/A	N/A	N/A	88,171	88,171
Agency CMBSs	N/A	N/A	N/A	N/A	24,708	24,708
Agency CMOs	N/A	N/A	N/A	N/A	58,394	58,394
ABSs	N/A	N/A	N/A	N/A	338	338
Total Available for Sale	$101	$96,687	$11,679	$—	$171,611	$280,078
Available for Sale (at amortized cost):
U.S. Treasury Obligations	$101	$24,971	$—	$—	$ N/A	$25,072
U.S. GSEs	—	41,246	—	—	N/A	41,246
FHLB Obligations	—	28,882	11,196	—	N/A	40,078
Agency MBSs	N/A	N/A	N/A	N/A	85,668	85,668
Agency CMBSs	N/A	N/A	N/A	N/A	24,342	24,342
Agency CMOs	N/A	N/A	N/A	N/A	57,707	57,707
ABSs	N/A	N/A	N/A	N/A	301	301
Total Available for Sale	$101	$95,099	$11,196	$—	$168,018	$274,414

The contractual final maturity distribution of the debt securities classified as held to maturity as of June 30, 2016, are as follows:

					Securities
		After One	After Five		not due
	Within	But Within	But Within	After Ten	at a Single
(In thousands)	One Year	Five Years	Ten Years	Years	Maturity	Total
Held to Maturity (at fair value):
U.S. Agency Obligations	$—	$—	$—	$19,935	$ N/A	$19,935
U.S. GSEs	—	—	10,001	—	N/A	10,001
FHLB Obligations	—	—	5,001	—	N/A	5,001
Agency CMOs	N/A	N/A	N/A	N/A	72,820	72,820
Agency MBSs	N/A	N/A	N/A	N/A	6,834	6,834
Total Held to Maturity	$—	$—	$15,002	$19,935	$79,654	$114,591
Held to Maturity (at amortized cost):
U.S. Agency Obligations	$—	$—	$—	$18,964	$ N/A	$18,964
U.S. GSEs	—	—	9,585	—	N/A	9,585
FHLB Obligations	—	—	4,777	—	N/A	4,777
Agency CMOs	N/A	N/A	N/A	N/A	71,228	71,228
Agency MBSs	N/A	N/A	N/A	N/A	6,516	6,516
Total Held to Maturity	$—	$—	$14,362	$18,964	$77,744	$111,070

Actual maturities will differ from contractual maturities because borrowers may have rights to call or prepay obligations.

For the six months ended June 30, 2016 and 2015, we did not record any securities gains or losses related to the sale of securities.

Securities with a carrying value of $321.13 million and $335.81 million at June 30, 2016 and December 31, 2015, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes required by law.

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position, at June 30, 2016, were as follows:

	Less Than 12 Months			12 Months or More			Total
	Number	Fair		Number	Fair		Number	Fair
(In thousands)	of Issues	Value	Loss	of Issues	Value	Loss	of Issues	Value	Loss
Available for Sale:
FHLB Obligations	—	$—	$—	—	$—	$—	—	$—	$—
Agency MBSs	4	1,113	(3)	—	—	—	4	1,113	(3)
Agency CMBSs	—	—	—	—	—	—	—	—	—
Agency CMOs	—	—	—	2	2,662	(32)	2	2,662	(32)
ABSs	—	—	—	—	—	—	—	—	—
Total Available for Sale	4	$1,113	$(3)	2	$2,662	$(32)	6	$3,775	$(35)
Held to Maturity:
Agency CMOs	—	$—	$—	1	$3,474	$(42)	—	$3,474	$(42)
Total Held to Maturity	—	$—	$—	1	$3,474	$(42)	—	$3,474	$(42)

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

There were no securities classified as trading at June 30, 2016 and December 31, 2015.

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

At June 30, 2016, all of our MBSs and CMOs held were issued by U.S. government-sponsored entities and agencies, primarily the Federal National Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Corporation (“FHLMC”), institutions which the government has affirmed its commitment to support.  Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because we do not have the intent to sell these securities and it is not likely that we will be required to sell the securities before their anticipated recovery, we do not consider these securities to be other-than-temporarily impaired at June 30, 2016.

Agency MBSs and Agency CMOs consist of pools of residential mortgages which are guaranteed by FNMA, FHLMC, or Government National Mortgage Association (“GNMA”) with various origination dates and maturities.  Agency CMBS consists of bonds backed by commercial real estate which are guaranteed by FNMA and GNMA.

During the first quarter of 2014, we transferred securities with a total amortized cost of $12.63 million, and a corresponding fair value of $12.64 million, from available for sale to held to maturity.  The net unrealized gain, net of taxes, on these securities at the dates of the transfers was $8 thousand. During the third and fourth quarters of 2013, we transferred securities with a total amortized cost of $152.89 million, and a corresponding fair value of $147.45 million, from available for sale to held to maturity. The net unrealized holding loss, net of taxes, on these securities at the dates of the transfers was $3.53 million. The unrealized holding gains and losses at the time of transfer continues to be reported in accumulated other comprehensive income, net of tax and are amortized over the remaining lives of the securities as an adjustment of the yield.  The amortization of the unamortized holding gains and losses reported in accumulated other comprehensive income will offset the effect on interest income of the premium and discount for the transferred securities.  The remaining unamortized balance of the net losses for the securities transferred from available for sale to held to maturity was $3.17 million or $2.05 million, net of tax at June 30, 2016.

NOTE 6: SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

The following table presents the contractual maturity of our secured borrowings and class of collateral pledged:

	At June 30, 2016
	Remaining Contractual Maturity of the Agreements
	Overnight and			Greater Than
(In thousands)	Continuous	Up to 30 Days	30-90 Days	90 Days	Total
Repurchase Agreements:
Available for Sale:
U.S. Treasury Obligations	$22,320	$—	$—	$—	$22,320
U.S. GSEs	12,191	—	—	—	12,191
FHLB Obligations	34,476	—	—	—	34,476
Agency MBSs	24,798	—	—	—	24,798
Agency CMBSs	11,325	—	—	—	11,325
Agency CMOs	12,822	—	—	—	12,822
Total Available for Sale	$117,932	$—	$—	$—	$117,932

(In thousands)
Held to Maturity:
U.S. Agency Obligations	$12,134	$—	$—	$—	$12,134
Agency CMOs	40,743	—	—	—	40,743
Agency MBSs	14,111	—	—	—	14,111
Total Held to Maturity	$66,988	$—	$—	$—	$66,988

The fair value of securities pledged to secure repurchase agreements may decline. The Company manages this risk by having a policy to pledge securities valued above the gross outstanding balance of repurchase agreements. Securities sold under agreements to repurchase are secured by securities with a carrying value of $185.04 million at June 30, 2016 and $287.27 million at December 31, 2015.

NOTE 7: LOANS AND THE ALLOWANCE FOR CREDIT LOSSES

Loans

The composition of our loan portfolio at June 30, 2016 and December 31, 2015 was as follows:

(In thousands)	June 30, 2016	December 31, 2015
Commercial, financial and agricultural	$260,167	$237,451
Municipal loans	60,590	105,421
Real estate loans – residential	456,132	468,443
Real estate loans – commercial	560,056	558,004
Real estate loans – construction	50,788	34,802
Installment loans	7,629	10,115
All other loans	31	44
Total loans	$1,395,393	$1,414,280

We primarily originate commercial, commercial real estate, municipal, and residential real estate loans to customers throughout the states of Vermont and Massachusetts. There are no significant industry concentrations in the loan portfolio. Total loans included $1.14 million and $1.20 million of net deferred loan origination costs at June 30, 2016 and December 31, 2015, respectively. The aggregate amount of overdrawn deposit balances classified as loan balances was $344 thousand and $308 thousand at June 30, 2016 and December 31, 2015, respectively.

The following table reflects our loan loss experience and activity in the allowance for loan losses for the three months ended June 30, 2016:

	Commercial,
	financial		Real	Real	Real
	and		estate-	estate-	estate-
(In thousands)	agricultural	Municipal	residential	commercial	construction	Installment	All other	Totals
Allowance for loan losses:
Beginning balance	$2,856	$622	$2,857	$5,281	$465	$92	$—	$12,173
Charge-offs	(4)	—	—	—	—	(36)	—	(40)
Recoveries	2	—	11	—	—	20	—	33
Provision (credit)	344	(270)	(59)	142	84	13	—	254
Ending balance	$3,198	$352	$2,809	$5,423	$549	$89	$—	$12,420

The $254 thousand provision for loan losses includes a $200 thousand provision for credit losses plus $54 thousand of excess reserves from the reserve for undisbursed lines and letters.

The following table reflects our loan loss experience and activity in the allowance for loan losses for the three months ended June 30, 2015:

	Commercial,
	financial		Real	Real	Real
	and		estate-	estate-	estate-
(In thousands)	agricultural	Municipal	residential	commercial	construction	Installment	All other	Totals
Allowance for loan losses:
Beginning balance	$2,866	$530	$3,024	$5,149	$364	$81	$—	$12,014
Charge-offs	(6)	—	—	—	—	(17)	—	(23)
Recoveries	14	—	26	—	—	10	—	50
Provision (credit)	51	(171)	(7)	150	113	(15)	—	121
Ending balance	$2,925	$359	$3,043	$5,299	$477	$59	$—	$12,162

The $121 thousand provision for loan losses includes a $100 thousand provision for credit losses plus $21 thousand of excess reserves to the reserve for undisbursed lines and letters.

The following table reflects our loan loss experience and activity in the allowance for loan losses for the six months ended June 30, 2016:

	Commercial,
	financial		Real	Real	Real
	and		estate-	estate-	estate-
(In thousands)	agricultural	Municipal	residential	commercial	construction	Installment	All other	Totals
Allowance for loan losses:
Beginning balance	$2,696	$590	$2,882	$5,386	$420	$66	$—	$12,040
Charge-offs	(7)	—	(73)	—	—	(78)	—	(158)
Recoveries	4	—	22	4	—	39	—	69
Provision (credit)	505	(238)	(22)	33	129	62	—	469
Ending balance	$3,198	$352	$2,809	$5,423	$549	$89	$—	$12,420

The $469 thousand provision for loan losses consists of a $405 thousand provision for credit losses outstanding plus $64 thousand of excess reserves from the reserve for undisbursed lines and letters.

The following table reflects our loan loss experience and activity in the allowance for loan losses for the six months ended June 30, 2015:

	Commercial,
	financial		Real	Real	Real
	and		estate-	estate-	estate-
(In thousands)	agricultural	Municipal	residential	commercial	construction	Installment	All Other	Total
Allowance for loan losses:
Beginning balance	$2,583	$623	$3,038	$5,209	$325	$13	$42	$11,833
Charge-offs	(17)	—	(55)	—	—	(43)	—	(115)
Recoveries	28	—	29	1	—	33	—	91
Provision (credit)	331	(264)	31	89	152	56	(42)	353
Ending balance	$2,925	$359	$3,043	$5,299	$477	$59	$—	$12,162

The $353 thousand provision for loan losses a consists of a $100 thousand provision for credit losses plus $253 thousand of excess reserves from the reserve for undisbursed lines and letters.

The following presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment based upon impairment method at June 30, 2016:

	Commercial,
	financial and		Real estate-	Real estate-	Real estate-
(In thousands)	agricultural	Municipal	residential	commercial	construction	Installment	All other	Totals
Allowance for loan losses:
Ending balance individually evaluated for impairment	$195	$—	$116	$52	$—	$—	$—	$363
Ending balance collectively evaluated for impairment	3,003	352	2,693	5,371	549	89	—	12,057
Ending balance acquired with deteriorated credit quality	—	—	—	—	—	—	—	—
Totals	$3,198	$352	$2,809	$5,423	$549	$89	$—	$12,420
Financing receivables:
Ending balance individually evaluated for impairment	$668	$—	$701	$1,339	$—	$27	$—	$2,735
Ending balance collectively evaluated for impairment	258,824	60,590	455,431	556,742	50,788	7,602	31	1,390,008
Ending balance acquired with deteriorated credit quality	675	—	—	1,975	—	—	—	2,650
Totals	$260,167	$60,590	$456,132	$560,056	$50,788	$7,629	$31	$1,395,393

The following presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment based upon impairment method at December 31, 2015:

	Commercial,
	financial and		Real estate-	Real estate-	Real estate-
(In thousands)	agricultural	Municipal	residential	commercial	construction	Installment	All other	Totals
Allowance for loan losses:
Ending balance individually evaluated for impairment	$—	$—	$137	$—	$—	$—	$—	$137
Ending balance collectively evaluated for impairment	2,696	590	2,745	5,386	420	66	—	11,903
Ending balance acquired with deteriorated credit quality	—	—		—	—	—	—	—
Totals	$2,696	$590	$2,882	$5,386	$420	$66	$—	$12,040
Financing receivables:
Ending balance individually evaluated for impairment	$595	$—	$706	$647	$—	$22	$—	$1,970
Ending balance collectively evaluated for impairment	235,652	105,421	467,737	555,323	34,802	10,093	44	1,409,072
Ending balance acquired with deteriorated credit quality	1,204	—	—	2,034	—	—	—	3,238
Totals	$237,451	$105,421	$468,443	$558,004	$34,802	$10,115	$44	$1,414,280

The table below presents the recorded investment of loans segregated by class, with delinquency aging as of June 30, 2016:

	31-60	61-90	91 Days	Total
	Days	Days	or More	Past
(In thousands)	Past Due	Past Due	Past Due	Due	Current	Nonperforming	Total
Commercial, financial and agricultural	$—	$—	$—	$—	$258,942	$1,225	$260,167
Municipal	—	—	—	—	60,590	—	60,590
Real estate-residential:
First mortgage	702	—	—	702	414,053	701	415,456
Second mortgage	—	—	—	—	40,676	—	40,676
Real estate-commercial:
Owner occupied	—	—	—	—	214,080	2,155	216,235
Non-owner occupied	—	—	—	—	343,240	581	343,821
Real estate-construction:
Residential	—	—	—	—	2,446	—	2,446
Commercial	—	—	—	—	48,342	—	48,342
Installment	72	—	—	72	7,530	27	7,629
Other	—	—	—	—	31	—	31
Total	$774	$—	$—	$774	$1,389,930	$4,689	$1,395,393

Of the total nonperforming loans in the aging table above, $2.31 million are past due of which $386 thousand are restructured loans and $0 were 91 days or more past due and accruing.

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

Of the total nonperforming loans in the aging table above, $2.65 million are past due of which $471 thousand are restructured loans and $0 were 91 days or more past due and accruing.

Impaired loans by class at June 30, 2016 and for the three and six months ended June 30, 2016 are as follows:

	Period Ended			Three Months Ended		Six Months Ended
	June 30, 2016			June 30, 2016		June 30, 2016
		Unpaid		Average	Interest	Average	Interest
	Recorded	Principal	Related	Recorded	Income	Recorded	Income
(In thousands)	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized
With no related allowance recorded
Commercial, financial and agricultural	$97	$97	$—	$99	$1	$245	$2
Residential:
First mortgage	220	282	—	213	1	227	3
Second mortgage	—	—	—	—	—	1	—
Commercial Real Estate:
Owner occupied	698	691	—	623	—	512	—
Non-owner occupied	581	595	—	587	—	529	—
Construction:
Residential	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—
Installment	27	27	—	10	—	9	—
With related allowance recorded
Commercial, financial and agricultural	571	576	195	508	—	381	—
Residential:
First mortgage	481	496	116	421	—	423	—
Second mortgage	—	—	—	—	—	—	—
Commercial Real Estate:
Owner occupied	60	59	52	40	—	20	—
Total
Commercial, financial and agricultural	668	673	195	607	1	626	2
Residential	701	778	116	634	1	651	3
Commercial Real Estate	1,339	1,345	52	1,250	—	1,061	—
Construction	—	—	—	—	—	—	—
Installment	27	27	—	10	—	9	—
Total	$2,735	$2,823	$363	$2,501	$2	$2,347	$5

Impaired loans by class at December 31, 2015 and for the three and six months ended June 30, 2015 are as follows:

	Period Ended			Three Months Ended		Six Months Ended
	December 31, 2015			June 30, 2015		June 30, 2015
		Unpaid		Average	Interest	Average	Interest
	Recorded	Principal	Related	Recorded	Income	Recorded	Income
(In thousands)	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized
With no related allowance recorded
Commercial, financial and agricultural	$595	$599	$—	$229	$2	$169	$2
Residential:
First mortgage	264	322	—	159	1	153	2
Second mortgage	—	—	—	79	—	79	—
Commercial Real Estate:
Owner occupied	165	165	—	10	—	5	—
Non-owner occupied	482	482	—	—	—	—	—
Installment	22	22	—	—	—	—	—
With related allowance recorded
Commercial, financial and agricultural	—	—	—	331	—	248	—
Residential:
First mortgage	442	442	137	512	—	475	—
Second mortgage	—	—	—	11	—	9	—
Commercial Real Estate:
Owner occupied	—	—	—	—	—	—	—
Installment	—	—	—	—	—	—	—
Total
Commercial, financial and agricultural	595	599	—	560	2	417	2
Residential	706	764	137	761	1	716	2
Commercial Real Estate	647	647	—	10	—	5	—
Installment	22	22	—	—	—	—	—
Total	$1,970	$2,032	$137	$1,331	$3	$1,138	$4

Residential and commercial loans serviced for others at June 30, 2016 and December 31, 2015 amounted to approximately $25.15 million and $27.87 million, respectively.

Nonperforming loans at June 30, 2016 and December 31, 2015 are as follows:

(In thousands)	June 30, 2016	December 31, 2015
Nonaccrual loans	$3,659	$3,513
Loans greater than 90 days and accruing	—	—
Troubled debt restructurings ("TDRs")	1,030	682
Total nonperforming loans	$4,689	$4,195

Of the total TDRs in the table above, $830 thousand at June 30, 2016 and $472 thousand at December 31, 2015, are non-accruing. There were no loans restructured in the three months ending June 30, 2016 and one loan restructured in the six months ending June 30, 2016 with a balance of $444 thousand. One TDR with a balance of $471 thousand was restructured in the three and six months ending June 30, 2015. The loan modified in 2016 was individually evaluated for impairment and it was determined that no reserve was required.

TDRs represent balances where the existing loan was modified involving a concession in rate, term or payment amount due to the distressed financial condition of the borrower. There were three restructured residential mortgages at June 30, 2016 with balances totaling $117 thousand. There were two restructured commercial loans at June 30, 2016 with a balance of $469 thousand.  There was one commercial real estate loan at June 30, 2016 with a balance of $444 thousand. Five of the six TDRs at June 30, 2016 continue to pay as agreed according to the modified terms. The one TDR that was delinquent at June 30, 2016 totaled $386 thousand.  At June 30, 2016, there were no commitments to lend additional funds to borrowers whose loans have been modified in a troubled debt restructuring. We had no commitments to lend additional funds to borrowers whose loans were in nonaccrual status or to borrowers whose loans were 91 days past due and still accruing at June 30, 2016. Interest income on restructured loans during the three months ending June 30, 2016 and 2015 was insignificant.

Nonaccrual loans by class as of June 30, 2016 and December 31, 2015 are as follows:

(In thousands)	June 30, 2016	December 31, 2015
Commercial, financial and agricultural	$757	$823
Real estate - residential:
First mortgage	584	581
Second mortgage	—	—
Real estate - commercial:
Owner occupied	2,154	1,605
Non owner occupied	137	482
Installment	27	22
Total nonaccruing non-TDR loans	$3,659	$3,513
Nonaccruing TDR’s
Commercial, financial and agricultural	386	472
Real estate – residential:
First mortgage	—	—
Real estate - commercial:
Non owner occupied	444	—
Total nonaccrual loans including TDRs	$4,489	$3,985

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

Below is a summary of loans by credit quality indicator as of June 30, 2016:

			Pass-	Special	Sub-
(In thousands)	Unrated	Pass	Watch	Mention	Standard	Total
Commercial, financial and agricultural	$530	$205,435	$35,778	$304	$18,120	$260,167
Municipal	37	51,809	8,629	115	—	60,590
Real estate – residential:
First mortgage	406,892	6,293	1,590	—	681	415,456
Second mortgage	40,449	—	227	—	—	40,676
Real estate – commercial:
Owner occupied	227	169,987	29,684	1,867	14,470	216,235
Non-owner occupied	470	293,266	45,271	451	4,363	343,821
Real estate – construction:
Residential	3	2,108	335	—	—	2,446
Commercial	255	42,342	4,018	—	1,727	48,342
Installment	7,602	—	—	—	27	7,629
All other loans	31	—	—	—	—	31
Total	$456,496	$771,240	$125,532	$2,737	$39,388	$1,395,393

Below is a summary of loans by credit quality indicator as of December 31, 2015:

			Pass-	Special	Sub-
(In thousands)	Unrated	Pass	Watch	Mention	Standard	Total
Commercial, financial and agricultural	$597	$179,451	$45,977	$4,177	$7,249	$237,451
Municipal	58	92,011	13,352	—	—	105,421
Real estate – residential:
First mortgage	420,798	4,733	164	—	581	426,276
Second mortgage	42,167	—	—	—	—	42,167
Real estate – commercial:
Owner occupied	296	161,810	41,477	5,959	11,466	221,008
Non-owner occupied	166	290,337	44,485	444	1,564	336,996
Real estate – construction:
Residential	478	1,944	—	—	—	2,422
Commercial	145	27,299	3,136	—	1,800	32,380
Installment	10,093	—	—	—	22	10,115
All other loans	44	—	—	—	—	44
Total	$474,842	$757,585	$148,591	$10,580	$22,682	$1,414,280

The carrying amount of loans purchased with evidence of credit deterioration accounted for under ASC 310-30 acquired in the acquisition totaled $2.65 million and $3.24 million at June 30, 2016 and December 31, 2015, respectively.  There was no transfer of nonaccretable yield to accretable.

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

Financial instruments on a recurring basis

The table below presents the balance of financial assets and liabilities at June 30, 2016 measured at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Assets
U.S. Treasury Obligations	$25,425	$—	$25,425	$—
U.S. GSEs	41,950	—	41,950	—
FHLB Obligations	41,092	—	41,092	—
Agency MBSs	88,171	—	88,171	—
Agency CMBSs	24,708	—	24,708	—
Agency CMOs	58,394	—	58,394	—
ABSs	338	—	338	—
Interest rate swap agreements	2,691	—	2,691	—
Total assets	$282,769	$—	$282,769	$—
Liabilities
Interest rate swap agreements	2,213	—	2,213	—
Total liabilities	$2,213	$—	$2,213	$—

The table below presents the balance of financial assets and liabilities at December 31, 2015 measured at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Assets
U.S. Treasury Obligations	$25,113	$—	$25,113	$—
U.S. GSEs	20,794	—	20,794	—
FHLB Obligations	51,111	—	51,111	—
Agency MBSs	97,249	—	97,249	—
Agency CMBSs	24,553	—	24,553	—
Agency CMOs	64,279	—	64,279	—
ABSs	355	—	355	—
Interest rate swap agreements	1,084	—	1,084	—
Total assets	$284,538	$—	$284,538	$—
Liabilities
Interest rate swap agreements	1,004	—	1,004	—
Total liabilities	$1,004	$—	$1,004	$—

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

There were no transfers between Level 1 and Level 2 for the six months ended June 30, 2016 or June 30, 2015.  There were no Level 3 assets measured at fair value on a recurring basis at June 30, 2016 or December 31, 2015.

Financial instruments on a non-recurring basis

Certain financial assets are also measured at fair value on a non-recurring basis, however they were not material at June 30, 2016 or December 31, 2015. These financial assets include impaired loans and Other Real Estate Owned (“OREO”).

Fair value of financial instruments

The fair value of Merchants’ financial instruments as of June 30, 2016 are summarized in the table below:

	Carrying
(In thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$59,522	$59,522	$59,522	$—	$—
Securities available for sale	280,078	280,078	—	280,078	—
Securities held to maturity	111,070	114,591	—	114,591	—
FHLB stock	7,036	N/A	N/A	N/A	N/A
Loans, net of allowance for loan losses	1,382,973	1,391,031	—	—	1,391,031
Interest rate swap agreement	2,691	2,691	—	2,691	—
Accrued interest receivable	3,714	3,714	—	1,052	2,662
Total	$1,847,084	$1,851,627	$59,522	$398,412	$1,393,693
Deposits	$1,453,330	$1,453,919	$1,234,083	$219,836	$—
Short-term borrowings	70,000	70,000	—	70,000	—
Securities sold under agreement to repurchase	184,920	184,882	—	184,882	—
Other long-term debt	3,694	3,733	—	3,733	—
Junior subordinated debentures issued to unconsolidated subsidiary trust	20,619	15,685	—	15,685	—
Interest rate swap agreement	2,213	2,213	—	2,213	—
Accrued interest payable	66	66	12	54	—
Total	$1,734,842	$1,730,498	$1,234,095	$496,403	$—

The fair value of Merchants’ financial instruments as of December 31, 2015 are summarized in the table below:

	Carrying
(In thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$150,183	$150,183	$150,183	$—	$—
Securities available for sale	283,454	283,454	—	283,454	—
Securities held to maturity	119,674	120,093	—	120,093	—
FHLB stock	3,797	N/A	N/A	N/A	N/A
Loans, net of allowance for loan losses	1,402,240	1,397,877	—	—	1,397,877
Interest rate swap agreement	1,084	1,084	—	1,084	—
Accrued interest receivable	4,374	4,374	—	1,085	3,289
Total	$1,964,806	$1,957,065	$150,183	$405,716	$1,401,166
Deposits	$1,551,439	$1,551,046	$1,296,867	$254,179	$—
Securities sold under agreement to repurchase	286,639	286,586	—	286,586	—
Other long-term debt	5,238	5,191	—	5,191	—
Junior subordinated debentures issued to unconsolidated subsidiary trust	20,619	14,975	—	14,975	—
Interest rate swap agreement	1,004	1,004	—	1,004	—
Accrued interest payable	152	152	13	139	—
Total	$1,865,091	$1,858,954	$1,296,880	$562,074	$—

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

Commitments to Extend Credit and Standby Letters of Credit - The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of financial standby letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties. The fair value of commitments to extend credit and standby letters of credit is not material as of June 30, 2016 and December 31, 2015.

NOTE 9: EMPLOYEE BENEFIT PLANS

Pension Plan

Prior to January 1995, we maintained a noncontributory defined benefit plan (the “Pension Plan”) covering all eligible employees. During 1995, the Pension Plan was curtailed. Accordingly, all accrued benefits were fully vested and no additional years of service or age will be accrued.

The following tables summarize the components of net periodic benefit cost and other changes in Pension Plan assets and benefit obligations recognized in other comprehensive income for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2016	2015	2016	2015
Interest cost	$112	$112	$224	$224
Expected return on plan assets	(242)	(264)	(484)	(528)
Service costs	15	13	29	26
Net loss amortization	116	103	232	206
Net periodic pension cost (benefit)	$1	$(36)	$1	$(72)

We have no minimum required contribution for 2016.

Our Pension Investment Policy Statement sets forth the investment objectives and constraints of the Pension Plan. The purpose of the policy is to assist our Retirement Plan Committee in effectively supervising, monitoring, and evaluating the Pension Plan.

NOTE 10: EARNINGS PER SHARE

The following table presents reconciliations of the calculations of basic and diluted earnings per share for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands except per share data)	2016	2015	2016	2015
Net income	$4,366	$3,116	$7,856	$6,452
Weighted average common shares outstanding	6,866	6,331	6,861	6,330
Dilutive effect of common stock equivalents	21	15	21	14
Weighted average common and common equivalent shares outstanding	6,887	6,346	6,882	6,344
Basic earnings per common share	$0.64	$0.49	$1.15	$1.02
Diluted earnings per common share	$0.63	$0.49	$1.14	$1.02

Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share were computed by including potentially dilutive shares on the weighted average share count. Anti-dilutive warrants totaling 34,370 shares have been excluded from the calculation of diluted EPS for the three and six months ended June 30, 2016, respectively. There were no anti-dilutive shares excluded for the three or six months ended June 30, 2015.

NOTE 11: STOCK REPURCHASE PROGRAM

We extended our stock buyback program through January 26, 2017. Under the program, which was originally adopted in January 2007, we may repurchase up to 200,000 shares of our common stock on the open market from time to time, and have purchased 143,475 shares at an average price per share of $23.00 since the program's adoption. There were no shares repurchased during the three or six months ended June 30, 2016.

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

Disclosures are required regarding liability-recognition for the fair value at issuance of certain guarantees. We do not issue any guarantees that would require liability-recognition or disclosure, other than our standby letters of credit. We have issued conditional commitments in the form of standby letters of credit to guarantee payment on behalf of a customer and guarantee the performance of a customer to a third party. Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit totaled approximately $6.23 million at June 30, 2016 and $6.30 million at December 31, 2015, respectively, and represent the maximum potential future payments we could be required to make. Typically, these instruments have terms of 12 months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance sheet instruments. Our policies governing loan collateral apply to standby letters of credit at the time of credit extension. Loan-to-value ratios are generally consistent with loan-to-value requirements for other commercial loans secured by similar types of collateral.

We may enter into commitments to sell loans, which involve market and interest rate risk. There were no such commitments at June 30, 2016 or December 31, 2015.

Balances at the Federal Reserve Bank

At June 30, 2016 and December 31, 2015, amounts at the Federal Reserve Bank included $29.32 million and $30.52 million, respectively, held to satisfy certain reserve requirements of the Federal Reserve Bank.

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

NOTE 13: ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents changes in accumulated other comprehensive income (loss) by component, net of tax for the three and six months ended June 30, 2016.

	Unrealized	Unrealized Gains
	Gains (Losses)	(Losses) on Securities
	on Securities	Transferred From			Accumulated Other
	Available-For-	Available-For-Sale to		Interest Rate	Comprehensive
(In thousands)	Sale	Held-To-Maturity	Pension Plan	Swaps	Income (Loss)
Beginning Balance March 31, 2016	$2,790	$(2,170)	$(3,662)	$(120)	$(3,162)
Other comprehensive income before reclassifications	883	—	—	41	924
Accretion of unrealized losses of securities transferred from available-for-sale to held-to-maturity recognized in other comprehensive income	—	121	—	—	121
Reclassification adjustments for (gains) losses reclassified into income	—	—	75	—	75
Net current period other comprehensive (loss) income	883	121	75	41	1,120
Balance June 30, 2016	$3,673	$(2,049)	$(3,587)	$(79)	$(2,042)

Beginning Balance December 31, 2015	$166	$(2,297)	$(3,737)	$(155)	$(6,023)
Other comprehensive income before reclassifications	3,507	—	—	76	3,583
Accretion of unrealized losses of securities transferred from available-for-sale to held-to-maturity recognized in other comprehensive income	—	248	—	—	248
Reclassification adjustments for (gains) losses reclassified into income	—	—	150	—	150
Net current period other comprehensive (loss) income	3,507	248	150	76	3,981
Balance June 30, 2016	$3,673	$(2,049)	$(3,587)	$(79)	$(2,042)

The following table presents changes in accumulated other comprehensive income (loss) by component, net of tax for the three and six months ended June 30, 2015.

	Unrealized	Unrealized Gains
	Gains (Losses)	(Losses) on Securities
	on Securities	Transferred From			Accumulated Other
	Available-For-	Available-For-Sale to		Interest Rate	Comprehensive
(In thousands)	Sale	Held-To-Maturity	Pension Plan	Swaps	Income (Loss)
Beginning Balance March 31, 2015	$2,265	$(2,700)	$(3,328)	$(290)	$(4,053)
Other comprehensive income before reclassifications	(1,065)	—	—	—	(1,065)
Accretion of unrealized losses of securities transferred from available-for-sale to held-to-maturity recognized in other comprehensive income	—	128	—	—	128
Reclassification adjustments for (gains) losses reclassified into income	—	—	67	—	67
Net current period other comprehensive (loss) income	(1,065)	128	67	—	(870)
Balance June 30, 2015	$1,200	$(2,572)	$(3,261)	$(290)	$(4,923)

Beginning Balance December 31, 2014	$1,482	$(2,824)	$(3,395)	$(311)	$(5,048)
Other comprehensive income before reclassifications	(282)	—	—	21	(261)
Accretion of unrealized losses of securities transferred from available-for-sale to held-to-maturity recognized in other comprehensive income	—	252	—	—	252
Reclassification adjustments for (gains) losses reclassified into income	—	—	134	—	134
Net current period other comprehensive (loss) income	(282)	252	134	21	125
Balance June 30, 2015	$1,200	$(2,572)	$(3,261)	$(290)	$(4,923)

Details of the reclassification adjustments in the above table for the three and six months ended June 30, 2016 and 2015 are presented below:

Details about Accumulated Other	Three Months Ended	Six Months Ended
Comprehensive Income Components	June 30,	June 30,	Affected Line Item in the Statement
(In thousands)	2016	2016	Where Net Income is Presented
Amortization of defined benefit pension plan
	$(116)	$(232)	Compensation and benefits expense
	(116)	(232)	Total before tax
	41	82	Provision for income taxes
	$(75)	$(150)	Net of tax

Total reclassification adjustments	$(75)	$(150)	(Increase) / Decrease to net income

Details about Accumulated Other	Three Months Ended	Six Months Ended
Comprehensive Income Components	June 30,	June 30,	Affected Line Item in the Statement
(In thousands)	2015	2015	Where Net Income is Presented
Amortization of defined benefit pension plan
	$103	$206	Compensation and benefits expense
	103	206	Total before tax
	(36)	(72)	Provision for income taxes
	$67	$134	(Increase) / Decrease to net income

Total reclassification adjustments	$67	$134	(Increase) / Decrease to net income

NOTE 14: DERIVATIVE FINANCIAL INSTRUMENTS

At June 30, 2016 and December 31, 2015, we had an interest rate swap with a notional amount of $10 million that was designated as a cash flow hedge. The swap was used to convert a portion of the floating rate interest on our trust preferred issuance to a fixed rate of interest. Each quarter we assess the effectiveness of the hedging relationships by comparing the changes in cash flows of the derivative hedging instruments with the changes in cash flows of the designated hedged item. There was no ineffective portion recognized in earnings during the three or six months ended June 30, 2016 or June 30, 2015. The fair value of $122 thousand and $239 thousand was reflected in other liabilities in the accompanying consolidated balance sheets at June 30, 2016 and December 31, 2015, respectively.

We entered into interest rate swaps with a notional amount of $45.8 million with certain commercial customers.  In order to minimize our risk, these customer derivatives (pay floating/receive fixed swaps) have been offset with essentially matching interest rate swaps with our counterparty totaling $45.8 million (pay fixed/receive floating swaps). At June 30, 2016, the weighted average receive rate of these interest rate swaps was 2.18%, the weighted average pay rate was 3.64% and the weighted average maturity was 9.6 years.  The fair values of $2.091 million and $2.091 million were reflected in other assets and other liabilities, respectively, in the accompanying consolidated balance sheets at June 30, 2016. At December 31, 2015, the weighted average receive rate of these interest rate swaps was 2.13%, the weighted average pay rate was 3.60% and the weighted average maturity was 10.2 years.  The fair values of $765 thousand and $765 thousand were reflected in other assets and other liabilities, respectively, in the accompanying consolidated balance sheets at December 31, 2015. Hedge accounting has not been applied for these derivatives.  Because the terms of the swaps with our customer and the other financial institution offset each other, with the only difference being counterparty credit risk, changes in the fair value of the underlying derivative contracts are not materially different and do not significantly impact our results of operations.

We entered into interest rate swaps with notional amounts totaling $8.5 million at June 30, 2016, and $9.8 million at December 31, 2015, that were designated as fair value hedges of certain fixed rate loans with municipalities. At June 30, 2016, the weighted average receive rate of these interest rate swaps was 1.82%, the weighted average pay rate was 3.27% and the weighted average maturity was 16.0 years. The fair value of $600 thousand at June 30, 2016, was reflected as a reduction to loans and an increase to other assets. At December 31, 2015 the weighted average receive rate of these interest rate swaps was 1.78%, the weighted average pay rate was 3.25% and the weighted average maturity was 16.6 years. The fair value of $319 thousand at December 31, 2015, was reflected as a reduction to loans and an increase to other assets. The ineffective portion of the interest swaps was immaterial and as such, amounts are not recognized in earnings.

We assessed our counterparty risk at June 30, 2016 and determined any credit risk inherent in our derivative contracts was insignificant. Information about the fair value of derivative financial instruments can be found in Note 8 to these consolidated financial statements.

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

Forward-looking statements are based on the current assumptions and beliefs of Management and are only expectations of future results. Our actual results could differ materially from those projected in the forward-looking statements as a result of, among other factors, difficulties in achieving cost savings in connection with the recent acquisition of NUVO Bank & Trust Company (“NUVO”) or in achieving such cost savings within the expected timeframe; adverse conditions in the capital and debt markets; changes in interest rates; competitive pressures from other financial institutions and non-bank entities; weakness in general economic conditions on a national basis or in the local markets in which we operate, including changes which adversely affect borrowers’ ability to service and repay our loans; changes in the value of securities and other assets; changes in loan default and charge-off rates; the adequacy of loan loss reserves; reductions in deposit levels necessitating increased borrowing to fund loans and investments; changes in government regulation; and changes in assumptions used in making such forward-looking statements, as well as the other risks and uncertainties detailed in our Annual Report on Form 10-K. Forward-looking statements speak only as of the date on which they are made. We do not undertake any obligation to update any forward-looking statement to reflect circumstances or events that occur after the date the forward-looking statement is made.

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

In several places net interest income is presented on a fully taxable equivalent basis. Specifically included in interest income is tax-exempt interest income from certain tax-exempt loans. An amount equal to the tax benefit derived from this tax exempt income is added back to the interest income total, to produce net interest income on a fully taxable equivalent basis. We believe the disclosure of taxable equivalent net interest income information improves the clarity of financial analysis, and is particularly useful to investors in understanding and evaluating the changes and trends in our results of operations. Other financial institutions commonly present net interest income on a taxable equivalent basis. This adjustment is considered helpful in the comparison of one financial institution’s net interest income to that of another, as each will have a different proportion of taxable exempt interest from its earning assets. Moreover, net interest income is a component of a second financial measure commonly used by financial institutions, net interest margin, which is the ratio of net interest income to average earning assets. A reconciliation of taxable equivalent financial information to our consolidated financial statements prepared in accordance with GAAP appears at the bottom of the table entitled “Distribution of Assets, Liabilities and Stockholders’ Equity; Interest Rates and Net Interest Margin” on page 37.

Additionally, in several places adjusted financial measures are presented. Adjusted noninterest expense excludes non-recurring expenses not considered integral to the Company’s normal operations. Specifically excluded in adjusted noninterest expense are merger and severance costs. Adjusted net income is GAAP net income adjusted for these non-recurring elements of noninterest expense. These adjustments are considered helpful in the comparison of quarterly noninterest expense and net income. Reconciliations of adjusted net income and adjusted noninterest expense to our consolidated financial statements prepared in accordance with GAAP appear on pages 36 and 40 and are titled “Adjusted Net Income non-GAAP Reconciliation” and “Adjusted Noninterest Expense Non-GAAP Reconciliation,” respectively.

A 35.0% tax rate was used in both 2016 and 2015.

General

The following discussion and analysis of financial condition as of June 30, 2016 and December 31, 2015 and results of operations of Merchants and its subsidiaries for the three and six months ended June 30, 2016 and 2015 should be read in conjunction with the consolidated financial statements and notes thereto and selected statistical information appearing elsewhere in this Quarterly Report on Form 10-Q. The financial condition and results of operations of Merchants essentially reflect the operations of its principal subsidiary, Merchants Bank.

RESULTS OF OPERATIONS

Overview

We realized net income of $4.37 million, or $0.63 per diluted share, for the second quarter of 2016 compared to net income $3.12 million in net income, or $0.49 per diluted share, in the second quarter of 2015. Excluding acquisition and severance related expenses, net of tax, resulting from the Company’s acquisition of NUVO, the Company’s adjusted net income was $4.23 million or $0.61 per diluted share, compared to adjusted net income of $3.11 million and $0.49 per diluted share for the second quarter of 2015.

For the six months ended June 30, 2016, net income was $7.86 million, or $1.14 per diluted share, compared to net income of $6.45 million, or $1.02 per diluted share, for the same period in 2015. Excluding acquisition and severance related expenses, net of tax, adjusted net income would have been $8.05 million, or $1.16 per diluted share, for the six months ended June 30, 2016 compared to adjusted net income of $6.62 million and $1.04 per diluted share for the same period in 2015.

The return on average assets was 0.90% and 0.80% for the three and six months ended June 30, 2016, respectively, compared to 0.72% and 0.75% for the same periods in 2015. The return on average stockholders’ equity was 11.36% and 10.35% for the three and six months ended June 30, 2016, respectively, compared to 9.73% and 10.15% for the same periods in 2015.

Stockholders equity ended the quarter at $156.29 million. The book value per share at June 30, 2016 was $22.74 per share, an increase of $1.15 per share from $21.59 at December 31, 2015.  The tangible book value per share at June 30, 2016 was $21.56 per share, an increase of $1.18 per share from $20.38 at December 31, 2015. At June 30, 2016, our Common Equity Tier 1 ratio was 13.02%. At June 30, 2016, the Tier 1 leverage ratio remained flat at 8.77%, the total risk-based capital ratio increased to 15.91% from 15.77% and the tangible capital ratio increased to 7.84% from 6.94%, at December 31, 2015. See page 36 for our tangible book value calculation.

•

Net interest income: Net interest income on a fully-taxable basis was $14.37 million and $28.64 million for the three and six months ended June 30, 2016, respectively, compared to $12.25 million and $24.31 million for the same periods in 2015.

•

Provision for Credit Losses: The Company recorded a $200 thousand and $405 thousand provision for credit losses for the three and six months ended June 30, 2016, compared to a $100 thousand provision for credit losses for both the three and six months ended June 30, 2015.

•

Noninterest income: Noninterest income for the three and six months ended June 30, 2016 was $3.22 million and $6.15 million, respectively, an increase of $468 thousand and $722 thousand for the same periods in 2015.

•

Noninterest expense: Noninterest expense was $10.83 million and $22.75 million three and six months ended June 30, 2016, an increase of $352 thousand and $2.26 million from the same periods in 2015.  Excluding merger and severance costs, adjusted noninterest expense was $11.02 million and $22.51 million for the three and six months ended June 30, 2016, respectively, compared to $10.48 million and $20.28 million for the same periods in 2015.

•

Loans: Loans were $1.40 billion for the second quarter of 2016, a decrease of $18.89 million from December 31, 2015. Average loans totaled $1.43 billion and $1.42 billion for the three and six months ended June 30, 2016, respectively compared to average loans of $1.22 billion and $1.20 billion for the three and six months ended June 30, 2015, respectively.

•	Investments: The investment portfolio, which includes FHLB stock, ended the quarter at $398.18 million, a decrease of $8.74 million from December 31, 2015.

•

Deposits: Total deposits were $1.45 billion for the second quarter of 2016, a decrease of $98.11 million from December 31, 2015. Average deposits totaled $1.50 billion and $1.51 billion for the three and six months ended June 30, 2016, respectively compared to average deposits of $1.35 billion and $1.34 billion for the three and six months ended June 30, 2015, respectively.

Adjusted Net Income Non-GAAP Reconciliation

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2016	2015	2016	2015
Merger related expenses and severance costs	$(184)	$(2)	$238	$213
Tax effect	(51)	—	46	44
Merger related expenses and severance costs, net of tax	$(133)	$(2)	$192	$169

GAAP net income as reported	4,366	3,116	7,856	6,452
Adjusted net income	$4,233	$3,114	$8,048	$6,621

Tangible Book Value Non-GAAP Reconciliation

	Period Ended
	June 30,	December 31,
(In thousands except share and per share data)	2016	2015
Total stockholders' equity	$156,293	$148,054
Core deposit intangible	1,258	1,360
Goodwill	6,872	6,967
Tangible stockholders' equity	$148,163	$139,727

Period end shares outstanding	6,871,642	6,855,294

Tangible book value per share	$21.56	$20.38

Net Interest Income

As shown on the following tables, our fully taxable equivalent (“FTE”) net interest income was $14.37 million and $28.64 million for the three and six months ended June 30, 2016, respectively compared to $12.25 million and $24.31 million for the three and six months ended June 30, 2015, respectively. Our fully taxable equivalent net interest margin increased 13 and 11 basis points to 3.08% and 3.06% for the three and six months ended June 30, 2016, respectively from 2.95% and 2.95% for the same periods in 2015. The improvements from 2015 were driven by higher loan yields and a decrease in the cost of borrowings.

The following tables present an analysis of net interest income and interest income earned and interest expense charged for each major component of interest earning assets and interest bearing liabilities. Yields/rates are computed on a FTE basis, using a 35% rate. Nonaccrual loans are included in the average loan balance outstanding.

Distribution of Assets, Liabilities and Stockholders' Equity; Interest Rates and Net Interest Margin

	Three Months Ended
	June 30, 2016			June 30, 2015
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
(In thousands, fully taxable equivalent)	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS:
Loans, including fees on loans	$1,426,966	$13,437	3.79%	$1,220,418	$11,305	3.72%
Investments	405,418	1,988	1.97%	379,376	1,913	2.02%
Interest-earning deposits with banks and other short-term investments	37,018	58	0.63%	66,247	59	0.36%
Total interest earning assets	1,869,402	15,483	3.33%	1,666,041	13,277	3.20%
Allowance for loan losses	(12,249)			(12,075)
Cash and due from banks	26,684			23,663
Bank premises and equipment, net	14,350			15,561
Bank owned life insurance	10,626			10,395
Other assets	38,137			27,478
Total assets	$1,946,950			$1,731,063

LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing deposits:
Savings, interest bearing checking and money market accounts	$665,271	$424	0.26%	$576,038	$354	0.25%
Time deposits	222,782	340	0.61%	202,050	323	0.64%
Total interest bearing deposits	888,053	764	0.35%	778,088	677	0.35%
Short-term borrowings	24,906	31	0.49%	6,099	5	0.34%
Securities sold under agreements to repurchase, short-term	235,927	103	0.18%	213,436	146	0.27%
Other long-term debt	4,196	16	1.54%	2,285	12	2.04%
Junior subordinated debentures issued to unconsolidated subsidiary trust	20,619	198	3.85%	20,619	187	3.70%
Total borrowed funds	285,648	348	0.49%	242,439	350	0.58%
Total interest bearing liabilities	$1,173,701	$1,112	0.38%	$1,020,527	$1,027	0.40%
Noninterest bearing deposits	609,454			574,660
Other liabilities	10,022			7,833
Stockholders' equity	153,773			128,043
Total liabilities and stockholders' equity	$1,946,950			$1,731,063

Net interest earning assets	$695,701			$645,514

Net interest income (fully taxable equivalent)		$14,371			$12,250
Tax equivalent adjustment		(540)			(504)
Net interest income		$13,831			$11,746

Net interest rate spread			2.95%			2.80%

Net interest margin			3.08%			2.95%

	Six Months Ended
	June 30, 2016			June 30, 2015
	Interest			Interest
	Average	Income/	Average	Average	Income/	Average
(In thousands, fully taxable equivalent)	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS:
Loans, including fees on loans	$1,422,338	$26,774	3.79%	$1,203,940	$22,431	3.76%
Investments	402,960	3,985	1.98%	372,754	3,823	2.07%
Interest-earning deposits with banks and other short-term investments	55,656	139	0.50%	84,471	132	0.32%
Total interest earning assets	1,880,954	30,898	3.30%	1,661,165	26,386	3.20%
Allowance for loan losses	(12,161)			(11,984)
Cash and due from banks	28,871			24,316
Bank premises and equipment, net	14,595			15,474
Bank owned life insurance	10,599			10,365
Other assets	37,353			25,385
Total assets	$1,960,211			$1,724,721

LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing deposits:
Savings, interest bearing checking and money market accounts	$668,547	$864	0.26%	$558,539	$721	0.26%
Time deposits	231,300	731	0.64%	204,934	657	0.65%
Total interest bearing deposits	899,847	1,595	0.36%	763,473	1,378	0.36%
Short-term borrowings	12,454	31	0.49%	3,066	5	0.34%
Securities sold under agreements to repurchase, short-term	247,963	212	0.17%	221,728	301	0.27%
Other long-term debt	4,515	32	1.39%	2,297	23	2.03%
Junior subordinated debentures issued to unconsolidated subsidiary trust	20,619	392	3.83%	20,619	373	3.64%
Total borrowed funds	285,551	667	0.47%	247,710	702	0.57%
Total interest bearing liabilities	$1,185,398	$2,262	0.38%	$1,011,183	$2,080	0.41%
Noninterest bearing deposits	613,004			578,594
Other liabilities	9,996			7,771
Stockholders' equity	151,813			127,173
Total liabilities and stockholders' equity	$1,960,211			$1,724,721

Net interest earning assets	$695,556			$649,982

Net interest income (fully taxable equivalent)		$28,636			$24,306
Tax equivalent adjustment		(1,073)			(1,008)
Net interest income		$27,563			$23,298

Net interest rate spread			2.92%			2.79%

Net interest margin			3.06%			2.95%

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

Analysis of Changes in Fully Taxable Equivalent Net Interest Income

	Three Months Ended			Due to
	June 30,		Increase			Volume/
(In thousands)	2016	2015	(Decrease)	Volume	Rate	Rate
Fully taxable equivalent interest income:
Loans, including fees on loans	$13,437	$11,305	$2,132	$1,910	$204	$18
Investments	1,988	1,913	75	131	(45)	(11)
Federal funds sold, securities sold under agreements to repurchase and interest bearing deposits with banks	58	59	(1)	(26)	44	(19)
Total interest income	15,483	13,277	2,206	2,015	203	(12)
Less interest expense:
Savings, interest bearing checking and money market accounts	424	354	70	55	9	6
Time deposits	340	323	17	33	(13)	(3)
Federal funds purchased and Federal Home Loan Bank short-term borrowings	31	5	26	16	2	8
Securities sold under agreements to repurchase, short-term	103	146	(43)	15	(50)	(8)
Other long-term debt	16	12	4	10	(3)	(3)
Junior subordinated debentures issued to unconsolidated subsidiary trust	198	187	11	—	8	3
Total interest expense	1,112	1,027	85	129	(47)	3
Net interest income	$14,371	$12,250	$2,121	$1,886	$250	$(15)

	Six Months Ended			Due to
	June 30,		Increase			Volume/
(In thousands)	2016	2015	(Decrease)	Volume	Rate	Rate
Fully taxable equivalent interest income:
Loans, including fees on loans	$26,774	$22,431	$4,343	$2,042	$76	$2,225
Investments	3,985	3,823	162	155	(85)	92
Federal funds sold, securities sold under agreements to repurchase and interest bearing deposits with banks	139	132	7	(23)	38	(8)
Total interest income	30,898	26,386	4,512	2,174	29	2,309
Less interest expense:
Savings, interest bearing checking and money market accounts	864	721	143	71	—	72
Time deposits	731	657	74	43	(7)	38
Federal funds purchased and Federal Home Loan Bank short-term borrowings	31	5	26	8	1	17
Securities sold under agreements to repurchase, short-term	212	301	(89)	18	(54)	(53)
Other long-term debt	32	23	9	11	(4)	2
Junior subordinated debentures issued to unconsolidated subsidiary trust	392	373	19	—	10	9
Total interest expense	2,262	2,080	182	151	(54)	85
Net interest income	$28,636	$24,306	$4,330	$2,023	$83	$2,224

Provision for Credit Losses

The allowance for loan losses at June 30, 2016 was $12.42 million, or 0.89% of total loans and 265% of nonperforming loans, compared to $12.04 million, or 0.85% of total loans and 287% of nonperforming loans at December 31, 2015, respectively.  We recorded a $200 thousand and $405 thousand provision for credit losses for the three and six months ended June 30, 2016, compared to a $100 thousand provision for credit losses for both the three and six months ended June 30, 2015. The primary factors for the provision in the second quarter of 2016 were to support growth in loan balances, an increase in specific reserves allocated to impaired loans, and an in increase in the level of classified loans. Performing loans past due 31-90 days were 0.06% of total loans at June 30, 2016 compared to 0.05% at December 31, 2015.  Nonperforming loans as a percent of total loans were 0.34% at June 30, 2016 compared to 0.30% at December 31, 2015.  Accruing substandard loans increased to 2.50% of total loans at June 30, 2016 compared to 1.32% at December 31, 2015.  Net charge-offs for the six months ending June 30, 2016 totaled $89 thousand. All of these factors are taken into consideration during Management’s quarterly review of the Allowance. For a more detailed discussion of our Allowance and nonperforming assets, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Credit Quality and Allowance for Credit Losses” below.

NONINTEREST INCOME AND EXPENSES

Noninterest Income

Noninterest income for the three and six months ended June 30, 2016 was $3.22 million and $6.15 million, respectively, an increase of $468 thousand and $722 thousand for the same periods in 2015. The improvement from the second quarter of 2015 was driven by increases in overdraft income, deposit fees and other fee income.

Noninterest Expense

Noninterest expense was $10.83 million and $22.75 million three and six months ended June 30, 2016, an increase of $352 thousand and $2.26 million from the same periods in 2015.  Excluding merger and severance costs, adjusted noninterest expense was $11.02 million and $22.51 million for the three and six months ended June 30, 2016, respectively, compared to $10.48 million and $20.28 million for the same periods in 2015. The increase of $534 thousand on a quarter to quarter basis is primarily attributable to a full quarter of NUVO operations.  The increase of $2.24 million on a year to date basis is largely due to the following items:

•	In both the first and second quarters of 2016 we recognized the impact of noninterest expenses related to NUVO. The related expenses during the six month period were $1.56 million.

•

Total compensation and benefits increased by $566 thousand during the six months ended June 30, 2016 which is primarily attributable to higher commission and incentive expense and employee benefit expense.

•	Professional fees increased by $350 thousand during the current period which is primarily driven by temporary contracted consulting services related to interim senior management positions.

Adjusted Noninterest Expense Non-GAAP Reconciliation

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2016	2015	2016	2015
Noninterest expense	$10,833	$10,481	$22,752	$20,488
Less:
Merger related expenses	(72)	143	61	148
Severance costs	(112)	(145)	177	65
Adjusted noninterest expense	$11,017	$10,483	$22,514	$20,275

Income Taxes

Merchants Bancshares’ effective tax rate was 27.5% and 25.5% for the three and six months ended June 30, 2016, respectively, compared to 23.0% on a linked quarter basis and 20.4% and 20.7% for the three and six months ended June 30, 2015.  The increase is mainly due to changes in business loan composition and partially reflects reduced Low Income Housing Partnership tax credits.

BALANCE SHEET ANALYSIS

Our total assets were $1.90 billion at June 30, 2016, a decrease of $122.53 million from December 31, 2015.  Average earning assets increased to $1.87 billion and $1.88 billion for the three and six months ended June 30, 2016, respectively, from $1.67 and $1.66 billion for the three and six months ended June 30, 2015, respectively, mainly due to the NUVO acquisition.

Loans

Average loans for the three months ending June 30, 2016 were $1.43 billion, a $9.26 million, or 0.65%, increase over average loans on a linked quarter basis and an increase of $206.55 million, or 16.92% over the same period in 2015. Loans at June 30, 2016 were $1.40 billion, an $18.89 million decrease from $1.41 billion at December 31, 2015. The decline in loan balances is mainly driven by seasonal run-off of the municipal loans, which is partially offset by the growth in total commercial loans.

The composition of our loan portfolio is shown in the following table:

(In thousands)	June 30, 2016	March 31, 2016	December 31, 2015	June 30, 2015
Commercial, financial and agricultural	$260,167	$247,074	$237,451	$210,458
Municipal loans	60,590	105,433	105,421	59,035
Residential	456,132	461,009	468,443	454,114
Commercial Real Estate	560,056	556,836	558,004	438,622
Construction	50,788	42,209	34,802	38,435
Installment loans	7,629	9,009	10,115	2,950
All other loans	31	33	44	41
Total loans	$1,395,393	$1,421,603	$1,414,280	$1,203,655

Totals above are shown net of deferred loans fees of $1.14 million, $1.22 million, $1.20 million, and $748 thousand for June 30, 2016, March 31, 2016, December 31, 2015, and June 30, 2015, respectively.

Investments

The investment portfolio is used to generate interest income, and to manage liquidity and interest rate sensitivity. The average investment portfolio, including FHLB stock, for the second quarter of 2016 was $405.42 million, an increase of $26.04 million from the average balance for the second quarter of 2015. The ending balance in the investment portfolio, including FHLB stock, at June 30, 2016 was $398.18 million, compared to $406.93 million at December 31, 2015. The book balance of the portfolio at June 30, 2016 includes a $5.66 million unrealized gain on the available for sale portion of the investment portfolio, compared to an unrealized gain of $269 thousand at June 30, 2015 and December 31, 2015.

The composition of our investment portfolio as of June 30, 2016, including both available for sale and held to maturity securities, consisted of the following:

	Amortized	Fair
(In thousands)	Cost	Value
Available for Sale:
U.S. Treasury Obligations	$25,072	$25,425
U.S. Government Sponsored Enterprises ("U.S. GSEs")	41,246	41,950
Federal Home Loan Bank ("FHLB") Obligations	40,078	41,092
Residential Real Estate Mortgage-backed Securities ("Agency MBSs")	85,668	88,171
Agency Commercial Mortgage Backed Securities ("Agency CMBSs")	24,342	24,708
Agency Collateralized Mortgage Obligations ("Agency CMOs")	57,707	58,394
Asset Backed Securities ("ABSs")	301	338
Total Available for Sale	$274,414	$280,078
Held to Maturity:
U.S. Agency Obligations	$18,964	$19,935
U.S. GSEs	9,585	10,001
FHLB Obligations	4,777	5,001
Agency CMOs	71,228	72,820
Agency MBSs	6,516	6,834
Total Held to Maturity	111,070	114,591
Total Securities	$385,484	$394,669

Agency MBSs and Agency CMOs consist of pools of residential mortgages which are guaranteed by the FNMA, FHLMC, or GNMA with various origination dates and maturities.  Agency CMBS consists of bonds backed by commercial real estate which are guaranteed by FNMA and GNMA.

We do not intend to sell the investment securities that are in an unrealized loss position, and it is unlikely that we will be required to sell the investment securities before recovery of their amortized cost basis.

As a member of the Federal Home Loan Bank (“FHLB”) of Boston, we are required to invest in stock of the FHLB in an amount determined based on our borrowings from the FHLB.  Our investment in FHLB stock totaled $7.04 million at June 30, 2016 compared to $3.80 million at December 31, 2015. The FHLB continues to be classified as “adequately capitalized” by its primary regulator. Based on current available information, we have concluded that our investment in FHLB stock is not impaired.  We will continue to monitor our investment in FHLB stock.

Deposits and Other Liabilities

Our total deposit balances were $1.45 billion at June 30, 2016, a decrease of $98.11 million from December 31, 2015. Our average deposit balances increased to $1.50 billion for the three months ended June 30, 2016 from $1.35 billion from the same period in 2015. Average deposit balances increased to $1.51 billion for the six months ended June 30, 2016 from $1.34 billion from the same period in 2015. Securities sold under agreement to repurchase, which represent collateralized customer accounts, were $184.92 million at June 30, 2016, a reduction of $101.72 million from $286.64 million at December 31, 2015. The reduction from the prior year-end was due to the municipality seasonality that also impacted our loan balances.

Average securities sold under agreement to repurchase balances increased to $235.93 million for the three months ended June 30, 2016 from $213.44 million from the same period in 2015. Average securities sold under agreement to repurchase balances increased to $247.96 million for the six months ended June 30, 2016 from $221.73 million from the same period in 2015.

CREDIT QUALITY AND ALLOWANCE FOR CREDIT LOSSES

Recent statistics on the United States economy show continued improvement in the labor market and a Real GDP increase at an annual rate of 1.1% in the first quarter of 2016.  Nationwide unemployment rates have declined slightly to 4.9% at June 30, 2016 from 5.0% at December 31, 2015.

In Vermont, seasonally-adjusted statewide unemployment rates continue to decline and are tied for the 5th lowest unemployment rate in the country in April 2016.  The Massachusetts seasonally-adjusted statewide unemployment rate was slightly lower than the national average and is ranked as the 16th lowest unemployment rate in the country.

Credit quality

Credit quality is a major strategic focus and strength of our company.  Although we actively manage current nonperforming and classified loans, there is no assurance that we will not have increased levels of problem assets in the future.  The composition of the nonperforming pool is dynamic with accounts moving in and out of this category over time.

The following table summarizes our nonperforming loans (“NPL”) and nonperforming assets (“NPA”) as of the dates indicated:

(In thousands)	June 30, 2016	March 31, 2016	December 31, 2015	June 30, 2015
Nonaccrual loans	$3,659	$3,777	$3,513	$748
Loans past due greater than 90 days and accruing	—	—	—	—
Troubled debt restructurings (“TDR”)	1,030	1,070	682	639
Total nonperforming loans	4,689	4,847	4,195	1,387
OREO	60	72	12	—
Total nonperforming assets	$4,749	$4,919	$4,207	$1,387

Nonperforming loans at June 30, 2016 were $4.69 million, including $2.79 million in nonperforming loans acquired from NUVO.  Of the $4.69 million in nonperforming loans in the table above there were $3.96 million in commercial and commercial real estate loans, $701 thousand are residential mortgages, and $27 thousand are installment loans.

Our analysis indicates any additional loss exposure on current non-accruing loans is minimal based on a combination of estimated collateral value and a specific allocation of reserve, where needed.

TDRs represent balances where the existing loan was modified involving a concession in rate, term or payment amount due to the distressed financial condition of the borrower. There were three restructured residential mortgages at June 30, 2016 with balances totaling $117 thousand. There were two restructured commercial loans and one commercial real estate loan at June 30, 2016 with balances of $469 thousand and $444 thousand, respectively.  At June 30, 2016, five TDRs continue to pay as agreed according to the modified terms and are considered well-secured. One TDR is not paying as agreed according to the terms and is not considered well-secured.

Excluded from the nonperforming balances discussed above are loans that are 31 to 90 days past due, which are not necessarily considered classified or impaired.  Accruing loans 31 to 90 days past due as a percentage of total loans as of the periods indicated are presented in the following table:

Period Ended	31-90 Days
June 30, 2016	0.06%
March 31, 2016	0.28%
December 31, 2015	0.05%
June 30, 2015	0.04%

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

A loan remains in non-accruing status until the factors which suggest doubtful collectability no longer exist, the loan is liquidated, or when the loan is determined to be uncollectible, and is charged off against the allowance for loan losses.  In those cases where a non-accruing loan is secured by real estate, we can, and may, initiate foreclosure proceedings.  The result of such action will either be to cause repayment of the loan with the proceeds of a foreclosure sale or to give us possession of the collateral in order to manage a future resale of the real estate.  Foreclosed property is recorded at the lower of its cost or estimated fair value, less any estimated costs to sell and is actively marketed.  Any cost in excess of the estimated fair value on the transfer date is charged to the allowance for loan losses, while further declines in market values are recorded as OREO expense in the consolidated statements of income. Nonperforming loans, which primarily consist of non-accruing residential mortgage, commercial, commercial real estate loans and TDRs totaled $4.69 million and $4.20 million at June 30, 2016 and December 31, 2015, respectively.  At June 30, 2016, $1.11 million of nonperforming loans had specific reserve allocations totaling $363 thousand.

Substandard loans at June 30, 2016 totaled $39.39 million, of which $34.93 million in loans continue to accrue interest.   Loans identified as substandard have well-defined weaknesses that, if not addressed, could result in a loss.  These accruing substandard loans have generally continued to pay promptly and Management conducts regularly scheduled comprehensive reviews of the borrowers’ financial condition, payment performance, accrual status and collateral.  These reviews also ensure that these troubled accounts are properly administered with a focus on loss mitigation and that any potential loss exposures are appropriately quantified, and reserved for. The findings of this review process are a key component in assessing the adequacy of our loan loss reserve.

Accruing substandard loans at June 30, 2016 reflect a $16.23 million increase in balances since December 31, 2015. At June 30, 2016, accruing substandard loans related to owner-occupied commercial real estate totaled $14.04 million, investor commercial real estate loans totaled $2.75 million, residential investment real estate loans totaled $1.04 million, residential mortgage loans total $124 thousand and $16.98 million in substandard loans are outstanding to corporate borrowers in a variety of different industries. Nineteen borrowers in a variety of industries account for 93% of the total accruing substandard loans.

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

The following table reflects our loan loss experience and activity in the allowance for loan losses for the periods indicated:

	Three Months	Six Months	Twelve Months	Six Months
	Ended	Ended	Ended	Ended
(In thousands)	June 30, 2016	June 30, 2016	December 31, 2015	June 30, 2015
Average loans during the period	$1,426,966	$1,422,338	$1,240,386	$1,203,940
Allowance beginning of the period	12,173	12,040	11,833	11,833
Charge-offs:
Commercial, financial & agricultural	(4)	(7)	(29)	(17)
Residential	—	(73)	(112)	(55)
Commercial Real Estate	—	—	—	—
Installment, Other	(36)	(78)	(108)	(43)
Total charge-offs	(40)	(158)	(249)	(115)
Recoveries:
Commercial, financial & agricultural	2	4	34	28
Residential	11	22	52	29
Commercial Real Estate	—	4	2	1
Construction	—	—	—	—
Installment, Other	20	39	52	33
Total recoveries	33	69	140	91
Net recoveries (charge-offs)	(7)	(89)	(109)	(24)
Provision for loan losses	254	469	316	353
Allowance end of period	$12,420	$12,420	$12,040	$12,162
Ratio of net (charge-offs) recoveries to average loans outstanding	0.00%	(0.01)%	(0.01)%	0.00%

Components:
Provision for allowance for loan losses	$254	$469	$316	$353
Provision for reserve for undisbursed lines and letters of credit	(54)	(64)	(66)	(253)
Provision for credit losses	$200	$405	$250	$100

The following table reflects our nonperforming asset and coverage ratios as of the dates indicated:

	June 30, 2016	March 31, 2016	December 31, 2015	June 30, 2015
NPL to total loans	0.34%	0.34%	0.30%	0.12%
NPA to total assets	0.25%	0.25%	0.21%	0.08%
Allowance for loan losses to total loans	0.89%	0.86%	0.85%	1.01%
Allowance for loan losses to NPL	265%	251%	287%	877%

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

Liquidity and Capital Resource Management

General

Liquid assets are maintained at levels considered adequate to meet our liquidity needs.  Liquidity is adjusted as appropriate to meet asset and liability management objectives. Liquidity is monitored by the Asset and Liability Committee (“ALCO”) of Merchants Bank’s Board of Directors, based upon Merchants Bank’s policies. Our primary sources of liquidity are deposits, amortization and prepayment of loans, maturities of investment securities and other short-term investments, periodic principal repayments on mortgage-backed and other amortizing securities, advances from the FHLB, and earnings and funds provided from operations. While scheduled principal repayments on loans are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by market interest rates, economic conditions, and rates offered by our competition. Interest rates on deposits are priced to maintain a desired level of total deposits.

As of June 30, 2016, we could borrow up to $55 million in overnight funds through unsecured borrowing lines established with correspondent banks.  In addition, we have established both overnight and longer term lines of credit with the FHLB. These borrowings are secured by residential mortgage loans. At June 30, 2016, we pledged loans with a carrying value of $367.46 million which carries a $260.24 million borrowing capacity at the FHLB, less borrowings and letters of credit of $87.13 million, resulting in quarter-end capacity of $173.11 million. At December 31, 2015, we pledged loans with a carrying value of $369.78 million which carried a $262.17 million borrowing capacity at the FHLB, less borrowings and letters of credit of $15.25 million, resulting in year-end capacity of $246.92 million. We also have the ability to borrow through the use of repurchase agreements, collateralized by our investments, with certain approved counterparties. Our investment portfolio, which is managed by the ALCO, had a carrying amount of $385.48 million at June 30, 2016, of which $321.13 million was pledged.  The portfolio is a reliable source of cash flow for us. We closely monitor our short term cash position.  Any excess funds are either left on deposit at the Federal Reserve Bank, or are in a fully insured account with one of our correspondent banks.

Presented below are our short-term borrowings during the periods indicated:

	Three Months Ended	Six Months Ended
(Dollars in thousands)	June 30, 2016	June 30, 2016
FHLB and other short-term borrowings
Amount outstanding at end of period	$70,000	$70,000
Maximum during the period amount outstanding	104,999	104,999
Average amount outstanding	24,906	12,454
Weighted average-rate during the period	0.49%	0.49%
Weighted average rate at period end	0.47%	0.47%
Securities sold under agreement to repurchase, short-term
Amount outstanding at end of period	$184,920	$184,920
Maximum during the period amount outstanding	274,073	286,639
Average amount outstanding	235,927	247,963
Weighted average-rate during the period	0.18%	0.17%
Weighted average rate at period end	0.15%	0.15%

Commitments and Off-Balance Sheet Risk

We are a party to financial instruments with off‑balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments primarily include commitments to extend credit and financial guarantees. Contingent obligations under standby letters of credit totaled approximately $6.23 million and $6.30 million at June 30, 2016 and December 31, 2015, respectively, and represent the maximum potential future payments we could be required to make.  Typically, these instruments have terms of 12 months or less and expire unused: therefore, the total amounts do not necessarily represent future cash requirements.  The fair value of our standby letters of credit at June 30, 2016 and December 31, 2015 was insignificant.

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

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum ratios of common equity, total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets. Management believes, as of June 30, 2016, that Merchants met all capital adequacy requirements to which it is subject.

Under rules effective January 1, 2015, a bank holding company, such as Merchants Bancshares, is considered well capitalized if the bank holding company (i) has a total risk based capital ratio of at least 10%, (ii) has a Tier 1 risk-based capital ratio of at least 8%, and (iii) is not subject to any written agreement order, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. In addition, the FDIC has amended its prompt corrective action rules to reflect the new capital rules. Under the FDIC’s revised rules, which became effective January 1, 2015, an FDIC supervised institution, such as Merchants Bank is considered well capitalized if it (i) has a total risk-based capital ratio of 10.0% or greater; (ii) a Tier 1 risk-based capital ratio of 8.0% or greater; (iii) a common Tier 1 equity ratio of at least 6.5% or greater, (iv) a leverage capital ratio of 5.0% or greater; and (iv) is not subject to any written agreement, order, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure.  The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt-out is exercised.  Merchants elected to opt-out of this regulatory capital provision.  By opting out of the provision, Merchants retains what is known as the accumulated other comprehensive income filter.  The final rule limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” in addition to the amount necessary to meet its minimum risk-based capital requirements. The phase-in period for the “capital conservation buffer” requirement begins January 1, 2016 with a requirement to be 0.625% above the minimum risk-based capital requirements.  When fully phased in on January 1, 2019, banks must maintain a “capital conservation buffer” of 2.50%.

As of June 30, 2016, the most recent notification from the FDIC categorized Merchants Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that Management believes have changed Merchants Bank’s category.

The following table summarizes Merchants’ and Merchants Bank’s capital ratios in comparison to the regulatory requirements:

					To Be Well-
					Capitalized Under		Fully Phased-in,
	Actual		For Capital		Prompt Corrective		with Capital
	June 30, 2016		Adequacy Purposes		Action Provisions		Conservation Buffers
(In thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Merchants Bancshares, Inc.:
Tier 1 Leverage Capital	$170,092	8.77%	$77,589	4.00%	N/A	N/A	N/A	N/A
Tier 1 Risk-Based Capital	170,092	14.76%	69,151	6.00%	N/A	N/A	$97,964	8.50%
Total Risk-Based Capital	183,364	15.91%	92,201	8.00%	N/A	N/A	121,014	10.50%
Common Equity Tier 1 Capital	150,092	13.02%	51,863	4.50%	N/A	N/A	80,676	7.00%

Merchants Bank:
Tier 1 Leverage Capital	$167,983	8.65%	$77,714	4.00%	$97,142	5.00%	N/A	N/A
Tier 1 Risk-Based Capital	167,983	14.51%	69,453	6.00%	92,605	8.00%	$98,392	8.50%
Total Risk-Based Capital	181,254	15.66%	92,605	8.00%	115,756	10.00%	121,544	10.50%
Common Equity Tier 1 Capital	167,983	14.51%	52,090	4.50%	75,241	6.50%	81,029	7.00%

Capital amounts for Merchants Bancshares, Inc. include $20.62 million in trust preferred securities issued in December 2004. These hybrid securities qualify as Tier 2 capital up to certain regulatory limits.

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

Effective May 26, 2016, the Bank Board of Directors established the Enterprise Risk Management Committee.  The Enterprise Risk Management Committee assists the Board in oversight of the Bank’s enterprise-wide risk management framework and associated policies and practices, risk profile and risk appetite and tolerance, and regulatory compliance program.

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

The ALCO consultant’s most recent review was as of June 30, 2016. The consultant ran a base simulation assuming no changes in rates as well as a 200 basis point rising and, because rates continue to be very low, a 100 basis point falling interest rate scenario that assumes a parallel and pro rata shift of the yield curve over a one-year period, and no growth assumptions.  Additionally, the consultant ran a 400 basis point rising simulation that assumed a parallel shift of the curve over 24 months, a 500 basis point rising simulation which assumed the curve flattened over a 24 month time frame, and a 500 basis point rising simulation which assumed the increase in rates was delayed by two years.   A summary of the results is as follows:

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

We have established a target range for the change in net interest income in year one of zero to 7.5%. The net interest income simulation as of June 30, 2016 showed that the change in net interest income for the next 12 months from our expected or “most likely” forecast was as follows:

Percent Change in Net
Rate Change	Interest Income
Up 200 basis points	1.90%
Down 100 basis points	(2.70)%

The change in net interest income in the second year of the simulation shows a more pronounced downward trend in the flat and down 100 basis points scenarios, the projected change is (4.5)% and (15.5)%, respectively, while the up 200 basis points simulation produces an increase of 4.6%.  The degree to which this exposure materializes will depend, in part, on our ability to manage our balance sheet as interest rates rise or fall.

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

The most significant ongoing factor affecting market risk exposure of net interest income during the quarter ended June 30, 2016 was the sustained low interest rate environment.  Net interest income exposure is also significantly affected by the shape and level of the U.S. Government securities and interest rate swap yield curves, and changes in the size and composition of the loan, investment and deposit portfolios.

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

Item 4 – Controls and Procedures

Our principal executive officer, interim principal financial officer, and other members of our senior management have evaluated our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, our principal executive officer and interim principal financial officer have concluded that the disclosure controls and procedures effectively ensure that information required to be disclosed in our filings and submissions with the SEC under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management (including the principal executive officer and interim principal financial officer), and is recorded, processed, summarized and reported within the time periods specified by the SEC. In addition, we have reviewed our internal control over financial reporting and there have been no changes in our internal control over financial reporting during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 – Defaults on Senior Securities

None.

Item 4 – Mine Safety Disclosure

Not applicable.

Item 5 – Other Information

None.

PART IV

Item 6 – Exhibits

The following exhibits are either filed or attached as part of this report, or are incorporated herein by reference:

Exhibit	Description

10.1	Employment Agreement by and between Merchants, Merchants Bank and Anita Bourgeois, entered into on May 26, 2016+*

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended*

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101

The following materials from Merchants Bancshares, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 formatted in XBRL: (i) Consolidated Balance Sheets at June 30, 2016 and December 31, 2015; (ii) Consolidated Statements of Income for the three and six months ended June 30, 2016 and 2015; (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2016 and 2015; (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015; and (v) Notes to Interim Unaudited Consolidated Financial Statements.*

+     Management contract or compensatory plan or agreement

*     Filed herewith

**   Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Merchants Bancshares, Inc.

/s/ Geoffrey R. Hesslink
Geoffrey R. Hesslink President and Chief Executive Officer

/s/ Eric A. Segal
Eric A. Segal Interim Principal Financial Officer, Principal Accounting Officer and Treasurer

August 3, 2016
Date